Form 10-Q
period 2013-03-31
PENN NATIONAL GAMING INC
filed 2013-05-03
CIK 921738

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title	Outstanding as of April 30, 2013
Common Stock, par value $.01 per share	78,590,940 (includes 323,995 shares of restricted stock)

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  Actual results may vary materially from expectations. Although Penn National Gaming, Inc. and its subsidiaries (collectively, the “Company”) believe that our expectations are based on reasonable assumptions within the bounds of our knowledge of our business and operations, there can be no assurance that actual results will not differ materially from our expectations. Meaningful factors that could cause actual results to differ from expectations include, but are not limited to, risks related to the following: the proposed separation of a newly formed publicly traded real estate investment trust which will be named Gaming and Leisure Properties, Inc. (“GLPI”) from the Company (the “Spin-Off”), including our ability to timely receive all necessary consents and approvals, the anticipated timing of the proposed separation, the expected tax treatment of the proposed transaction, the ability of each of the post-spin Company and GLPI to conduct and expand their respective businesses following the proposed Spin-Off, and the diversion of management’s attention from traditional business concerns; our ability to raise the capital necessary to finance the Spin-Off, including the redemption of our existing debt and preferred stock obligations, the anticipated cash portion of our special earnings and profit dividend and transaction costs; our ability to obtain timely regulatory approvals required to own, develop and/or operate our facilities, or other delays or impediments to completing our planned acquisitions or projects, including favorable resolution of any related litigation, including the ongoing appeal by the Ohio Roundtable addressing the legality of video lottery terminals in Ohio; our ability to secure state and local permits and approvals necessary for construction; construction factors, including delays, unexpected remediation costs, local opposition and increased cost of labor and materials; our ability to successfully integrate Harrah’s St. Louis into our existing business; our ability to reach agreements with the State of Ohio that memorialize our earlier Memorandum of Understanding; our ability to reach agreements with the thoroughbred and harness horseman in Ohio in connection with the proposed relocations and to otherwise maintain agreements with our horseman, pari-mutuel clerks and other organized labor groups; with respect to the proposed Jamul project, particular risks associated with securing financing, local opposition, and building a complex project on a relatively small parcel; the passage of state, federal or local legislation (including referenda) that would expand, restrict, further tax, prevent or negatively impact operations in or adjacent to the jurisdictions in which we do or seek to do business (such as a smoking ban at any of our facilities); the effects of local and national economic, credit, capital market, housing, and energy conditions on the economy in general and on the gaming and lodging industries in particular; the activities of our competitors and the rapid emergence of new competitors (traditional, internet based and sweepstakes based); increases in the effective rate of taxation at any of our properties or at the corporate level; our ability to identify attractive acquisition and development opportunities and to agree to terms with partners for such transactions; the costs and risks involved in the pursuit of such opportunities and our ability to complete the acquisition or development of, and achieve the expected returns from, such opportunities; our expectations for the continued availability and cost of capital; the outcome of pending legal proceedings; changes in accounting standards; our dependence on key personnel; the impact of terrorism and other international hostilities; the impact of weather; and other factors as discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, subsequent Quarterly Reports on Form 10-Q and Current Reports on Form 8-K as filed with the United States Securities and Exchange Commission.  The Company does not intend to update publicly any forward-looking statements except as required by law.

PENN NATIONAL GAMING, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Penn National Gaming, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

	March 31,	December 31,
	2013	2012
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$247,702	$260,467
Receivables, net of allowance for doubtful accounts of $3,909 and $3,901 at March 31, 2013 and December 31, 2012, respectively	56,888	53,720
Prepaid expenses	74,525	94,620
Deferred income taxes	36,863	39,793
Other current assets	11,480	38,540
Total current assets	427,458	487,140
Property and equipment, net	2,707,172	2,730,797
Other assets
Investment in and advances to unconsolidated affiliates	201,727	204,506
Goodwill	1,379,355	1,380,689
Other intangible assets	706,718	706,477
Debt issuance costs, net of accumulated amortization of $13,548 and $11,462 at March 31, 2013 and December 31, 2012, respectively	33,959	35,999
Other assets	109,187	98,449
Total other assets	2,430,946	2,426,120
Total assets	$5,565,576	$5,644,057

Liabilities
Current liabilities
Current maturities of long-term debt	$88,368	$81,497
Accounts payable	37,198	38,268
Accrued expenses	103,308	133,316
Accrued interest	14,882	21,872
Accrued salaries and wages	78,076	96,426
Gaming, pari-mutuel, property, and other taxes	61,313	55,610
Insurance financing	13,456	3,856
Other current liabilities	75,114	68,774
Total current liabilities	471,715	499,619

Long-term liabilities
Long-term debt, net of current maturities	2,525,316	2,649,073
Deferred income taxes	221,124	216,357
Noncurrent tax liabilities	21,757	20,393
Other noncurrent liabilities	7,050	7,686
Total long-term liabilities	2,775,247	2,893,509

Shareholders’ equity
Preferred stock ($.01 par value, 1,000,000 shares authorized, 12,050 and 12,275 shares issued and outstanding at March 31, 2013 and December 31, 2012, respectively)	—	—
Common stock ($.01 par value, 200,000,000 shares authorized, 78,175,181 and 77,446,601 shares issued at March 31, 2013 and December 31, 2012, respectively)	774	769
Additional paid-in capital	1,454,864	1,451,965
Retained earnings	860,444	795,173
Accumulated other comprehensive income	2,532	3,022
Total shareholders’ equity	2,318,614	2,250,929
Total liabilities and shareholders’ equity	$5,565,576	$5,644,057

See accompanying notes to the condensed consolidated financial statements.

Penn National Gaming, Inc. and Subsidiaries

Condensed Consolidated Statements of Income

(in thousands, except per share data)

(unaudited)

	Three Months Ended March 31,
	2013	2012

Revenues
Gaming	$717,925	$656,077
Food, beverage and other	121,860	112,908
Management service fee	3,047	3,443
Revenues	842,832	772,428
Less promotional allowances	(44,586)	(36,369)
Net revenues	798,246	736,059
Operating expenses
Gaming	362,018	340,169
Food, beverage and other	90,265	87,804
General and administrative	135,577	115,997
Depreciation and amortization	77,071	53,337
Insurance recoveries, net of deductible charges	—	(3,863)
Total operating expenses	664,931	593,444
Income from operations	133,315	142,615

Other income (expenses)
Interest expense	(27,924)	(18,043)
Interest income	262	219
Gain from unconsolidated affiliates	1,721	1,685
Other	664	(1,003)
Total other expenses	(25,277)	(17,142)

Income from operations before income taxes	108,038	125,473
Taxes on income	42,767	46,854
Net income	$65,271	$78,619

Earnings per common share:
Basic earnings per common share	$0.68	$0.83
Diluted earnings per common share	$0.63	$0.74

See accompanying notes to the condensed consolidated financial statements.

Penn National Gaming, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income

(in thousands) (unaudited)

	Three Months Ended March 31,
	2013	2012

Net income	$65,271	$78,619
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustment during the period	(391)	288
Unrealized holding losses on corporate debt securities arising during the period	(99)	(70)
Other comprehensive (loss) income	(490)	218
Comprehensive income	$64,781	$78,837

See accompanying notes to the condensed consolidated financial statements.

Penn National Gaming, Inc. and Subsidiaries

Condensed Consolidated Statements of Changes in Shareholders’ Equity

(in thousands, except share data) (unaudited)

	Preferred Stock		Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Income	Equity
Balance, December 31, 2011	12,275	$—	76,213,126	$756	$1,385,355	$583,202	$2,318	$1,971,631
Stock option activity, including tax benefit of $1,126	—	—	214,632	2	12,919	—	—	12,921
Restricted stock activity, including tax benefit of $353	—	—	(4,076)	—	1,109	—	—	1,109
Change in fair value of corporate debt securities	—	—	—	—	—	—	(70)	(70)
Foreign currency translation adjustment	—	—	—	—	—	—	288	288
Net income	—	—	—	—	—	78,619	—	78,619
Balance, March 31, 2012	12,275	$—	76,423,682	$758	$1,399,383	$661,821	$2,536	$2,064,498

Balance, December 31, 2012	12,275	$—	77,446,601	$769	$1,451,965	$795,173	$3,022	$2,250,929
Repurchase of preferred stock	(225)	—	—	—	(22,275)	—	—	(22,275)
Stock option activity, including tax benefit of $2,717	—	—	540,567	5	24,732	—	—	24,737
Restricted stock activity, including tax benefit of $749	—	—	188,013	—	442	—	—	442
Change in fair value of corporate debt securities	—	—	—	—	—	—	(99)	(99)
Foreign currency translation adjustment	—	—	—	—	—	—	(391)	(391)
Net income	—	—	—	—	—	65,271	—	65,271
Balance, March 31, 2013	12,050	$—	78,175,181	$774	$1,454,864	$860,444	$2,532	$2,318,614

See accompanying notes to the condensed consolidated financial statements.

Penn National Gaming, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(in thousands) (unaudited)

Three Months Ended March 31,	2013	2012
Operating activities
Net income	$65,271	$78,619
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	77,071	53,337
Amortization of items charged to interest expense	2,149	1,649
Loss (gain) on sale of fixed assets	2,390	(945)
Gain from unconsolidated affiliates	(1,721)	(1,685)
Distributions of earnings from unconsolidated affiliates	5,000	—
Deferred income taxes	8,174	(3,143)
Charge for stock-based compensation	6,251	7,911
(Increase) decrease, net of businesses acquired
Accounts receivable	(3,807)	(114)
Insurance receivable	—	1,072
Prepaid expenses and other current assets	21,878	3,459
Other assets	(11,544)	(2,328)
Increase (decrease), net of businesses acquired
Accounts payable	3,922	197
Accrued expenses	(30,503)	(23,897)
Accrued interest	(6,990)	(7,711)
Accrued salaries and wages	(18,096)	(22,201)
Gaming, pari-mutuel, property and other taxes	5,703	(219)
Income taxes	—	31,434
Other current and noncurrent liabilities	6,669	5,465
Other noncurrent tax liabilities	1,971	1,724
Net cash provided by operating activities	133,788	122,624
Investing activities
Expenditures for property and equipment, net of reimbursements	(62,703)	(119,659)
Proceeds from sale of property and equipment	2,517	1,283
Investment in joint ventures	(500)	(39,600)
Decrease in cash in escrow	26,000	25,650
Acquisition of gaming licenses	(1,125)	—
Net cash used in investing activities	(35,811)	(132,326)
Financing activities
Proceeds from exercise of options	15,461	4,640
Repurchase of preferred stock	(22,275)	—
Proceeds from issuance of long-term debt, net of issuance costs	19,954	47,932
Principal payments on long-term debt	(136,949)	(60,656)
Proceeds from insurance financing	15,306	—
Payments on insurance financing	(5,706)	(4,682)
Tax benefit from stock options exercised	3,467	1,479
Net cash used in financing activities	(110,742)	(11,287)
Net decrease in cash and cash equivalents	(12,765)	(20,989)
Cash and cash equivalents at beginning of year	260,467	238,440
Cash and cash equivalents at end of period	$247,702	$217,451

Supplemental disclosure
Interest expense paid, net of amounts capitalized	$32,673	$24,007
Income taxes paid	$1,124	$15,353

See accompanying notes to the condensed consolidated financial statements.

Penn National Gaming, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

1.  Organization and Basis of Presentation

Penn National Gaming, Inc. (“Penn”) and subsidiaries (collectively, the “Company”) is a diversified, multi-jurisdictional owner and manager of gaming and pari-mutuel properties. As of March 31, 2013, the Company owned, managed, or had ownership interests in twenty-nine facilities in the following nineteen jurisdictions: Colorado, Florida, Illinois, Indiana, Iowa, Kansas, Louisiana, Maine, Maryland, Mississippi, Missouri, Nevada, New Jersey, New Mexico, Ohio, Pennsylvania, Texas, West Virginia, and Ontario.

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

Operating results for the three months ended March 31, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013. The notes to the consolidated financial statements contained in the Annual Report on Form 10-K for the year ended December 31, 2012 should be read in conjunction with these condensed consolidated financial statements.  The December 31, 2012 financial information has been derived from the Company’s audited consolidated financial statements.

2.                                      Proposed Spin-Off of Real Estate Assets through a Real Estate Investment Trust

On November 15, 2012, the Company announced that it intends to pursue a plan to separate the majority of its gaming operating assets and real property assets into two publicly traded companies including an operating entity, Penn National Gaming (“PNG”), and, through a tax-free spin-off of its real estate assets to holders of its common and preferred stock, a newly formed publicly traded real estate investment trust (“REIT”) that will be named Gaming and Leisure Properties, Inc. (“GLPI”), subject to required gaming regulatory body approvals and other contingencies noted below (the “Spin-Off”).

A REIT is not permitted to retain earnings and profits (“E&P”) accumulated during the years when the company or its predecessor was taxed as a regular C corporation. For GLPI to elect REIT status, GLPI must distribute to its shareholders its undistributed E&P attributable to taxable periods prior to its REIT election. The Company currently estimates that, if GLPI were to elect REIT status as of January 1, 2014, the aggregate amount of the special E&P taxable dividend would be approximately $1.1 billion. The dividend will be paid in a combination of cash and GLPI common stock, which will consist of at least 20% in cash with the remainder in GLPI common stock.

As a result of the proposed Spin-Off, GLPI will initially own substantially all of the real property assets and will lease back most of those assets to PNG for use by its subsidiaries, under a “triple net” 15 year Master Lease agreement (excluding four 5 year renewals, which are at PNG’s option) as well as own and operate Hollywood Casino Perryville and Hollywood Casino Baton Rouge through a taxable REIT subsidiary. PNG would hold the gaming licenses, operate the leased gaming facilities and own and operate other assets, including the Casino Rama casino management contract, the 50% joint venture interest in Hollywood Casino at Kansas Speedway, seven non-casino racetracks and gaming equipment.

The Company has received a private letter ruling from the Internal Revenue Service relating to the tax treatment of the separation and the qualification of GLPI as a REIT. The private letter ruling is subject to certain qualifications and based on certain representations and statements made by the Company. If such representations and statements are untrue or incomplete in any material respect (including as a result of a material change in the proposed transaction or other relevant facts), the Company may not be able to rely on the private letter ruling.

The completion of the proposed Spin-Off is contingent, among other things, on receipt of regulatory approvals, the receipt of final approval by Penn’s Board of Directors, execution of definitive documentation, the receipt of legal and accounting opinions, raising significant amounts of capital to finance the transaction, and other customary conditions. The Company may, at any time and for any reason until the proposed Spin-Off is complete, abandon the Spin-Off or modify or change the terms of the Spin-Off.

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

The amounts included in promotional allowances for the three months ended March 31, 2013 and 2012 are as follows:

	Three Months Ended March 31,
	2013	2012
	(in thousands)
Rooms	$9,319	$6,294
Food and beverage	32,490	27,479
Other	2,777	2,596
Total promotional allowances	$44,586	$36,369

The estimated cost of providing such complimentary services for the three months ended March 31, 2013 and 2012 are as follows:

	Three Months Ended March 31,
	2013	2012
	(in thousands)
Rooms	$3,239	$2,356
Food and beverage	21,979	18,480
Other	1,644	1,522
Total cost of complimentary services	$26,862	$22,358

Gaming and Racing Taxes

The Company is subject to gaming and pari-mutuel taxes based on gross gaming revenue and pari-mutuel revenue in the jurisdictions in which it operates. The Company primarily recognizes gaming and pari-mutuel tax expense based on the statutorily required percentage of revenue that is required to be paid to state and local jurisdictions in the states where or in which wagering occurs. In certain states in which the Company operates, gaming taxes are based on graduated rates. The Company records gaming tax expense at the Company’s estimated effective gaming tax rate for the year, considering estimated taxable gaming revenue and the applicable rates. Such estimates are adjusted each interim period. If gaming tax rates change during the year, such changes are applied prospectively in the determination of gaming tax expense in future interim periods. Finally, the Company recognizes purse expense based on the statutorily required percentage of revenue that is required to be paid out in the form of purses to the winning owners of horseraces run at the Company’s racetracks in the period in which wagering occurs. For the three months ended March 31, 2013, these expenses, which are recorded primarily within gaming expense in the condensed consolidated statements of income, were $282.0 million, as compared to $276.9 million for the three months ended March 31, 2012.

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

At March 31, 2013, the Company had outstanding 12,050 shares of Series B Redeemable Preferred Stock (the “Preferred Stock”), which the Company determined qualified as a participating security as defined in ASC 260. Under ASC 260, a security is considered a participating security if the security may participate in undistributed earnings with common stock, whether that participation is conditioned upon the occurrence of a specified event or not. In accordance with ASC 260, a company is required to use the two-class method when computing EPS when a company has a security that qualifies as a “participating security.” The two-class method is an earnings allocation formula that determines EPS for each class of common stock and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings. A participating security is included in the computation of basic EPS using the two-class method. Under the two-class method, basic EPS for the Company’s common stock is computed by dividing net income applicable to common stock by the weighted-average common shares outstanding during the period. Diluted EPS for the Company’s common stock is computed using the more dilutive of the two-class method or the if-converted method.

The following table sets forth the allocation of net income for the three months ended March 31, 2013 and 2012 under the two-class method:

	Three Months Ended March 31,
	2013	2012
	(in thousands)

Net income	$65,271	$78,619
Net income applicable to preferred stock	12,358	15,272
Net income applicable to common stock	$52,913	$63,347

The following table reconciles the weighted-average common shares outstanding used in the calculation of basic EPS to the weighted-average common shares outstanding used in the calculation of diluted EPS for the three months ended March 31, 2013 and 2012:

	Three Months Ended March 31,
	2013	2012
	(in thousands)
Determination of shares:
Weighted-average common shares outstanding	77,553	75,994
Assumed conversion of dilutive employee stock-based awards	2,940	2,222
Assumed conversion of restricted stock	99	138
Assumed conversion of preferred stock	22,295	27,278
Diluted weighted-average common shares outstanding	102,887	105,632

The Company is required to adjust its diluted weighted-average common shares outstanding for the purpose of calculating diluted EPS as follows: 1) when the average price of the Company’s common stock at the end of the reporting period is less than $45, the diluted weighted-average common shares outstanding is increased by 26,777,778 shares (regardless of how much the stock price is below $45); 2) when the average price of the Company’s common stock at the end of the reporting period is between $45 and $67, the diluted weighted-average common shares outstanding is increased by an amount which can be calculated by dividing $1.205 billion (face value) by the current price per share of the Company’s common stock, which will result in an increase in the diluted weighted-average common shares outstanding of between 17,985,075 shares and 26,777,778 shares; and 3) when the average price of the Company’s common stock at the end of the reporting period is above $67, the diluted weighted- average common shares outstanding is increased by 17,985,075 shares (regardless of how much the stock price exceeds $67). See Note 9 for discussion of the proposed Spin-Off’s potential future impact on the calculation of diluted weighted-average common shares outstanding.

Options to purchase 235,125 shares and 3,122,903 shares were outstanding during the three months ended March 31, 2013 and 2012, respectively, but were not included in the computation of diluted EPS because they were antidilutive.

The following table presents the calculation of basic and diluted EPS for the Company’s common stock:

	Three Months Ended March 31,
	2013	2012
	(in thousands, except per share data)

Calculation of basic EPS:
Net income applicable to common stock	$52,913	$63,347
Weighted-average common shares outstanding	77,553	75,994
Basic EPS	$0.68	$0.83

Calculation of diluted EPS:
Net income	$65,271	$78,619
Diluted weighted-average common shares outstanding	102,887	105,632
Diluted EPS	$0.63	$0.74

Stock-Based Compensation

The Company accounts for stock compensation under ASC 718, “Compensation-Stock Compensation,” which requires the Company to expense the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. Stock based compensation expense for the three months ended March 31, 2013 was $6.3 million, as compared to $7.9 million for the three months ended March 31, 2012.  This expense is recognized ratably over the requisite service period following the date of grant.

The fair value for stock options was estimated at the date of grant using the Black-Scholes option-pricing model, which requires management to make certain assumptions. The risk-free interest rate was based on the U.S. Treasury spot rate with a term equal to the expected life assumed at the date of grant. Expected volatility was estimated based on the historical volatility of the Company’s stock price over a period of 6.57 years, in order to match the expected life of the options at the grant date. Historically, at the grant date, there has been no expected dividend yield assumption since the Company has not paid any cash dividends on its common stock since its initial public offering in May 1994 and since the Company intends to retain all of its earnings to finance the development of its business for the foreseeable future. The weighted-average expected life was based on the contractual term of the stock option and expected employee exercise dates, which was based on the historical and expected exercise behavior of the

Company’s employees. Forfeitures are estimated at the date of grant based on historical experience.  No stock options were granted by the Company during the three months ended March 31, 2013.

The Company has also issued cash-settled phantom stock unit awards, which vest over a period of four to five years.  Cash-settled phantom stock unit awards entitle employees and directors to receive cash based on the fair value of the Company’s common stock on the vesting date. These phantom stock unit awards are accounted for as liability awards and are re-measured at fair value each reporting period until they become vested with compensation expense being recognized over the requisite service period in accordance with ASC 718-30, “Compensation—Stock Compensation, Awards Classified as Liabilities.” As of March 31, 2013, there was $27.6 million of total unrecognized compensation cost that will be recognized over the grants remaining weighted average vesting period of 3.29 years. For the three months ended March 31, 2013, the Company recognized $2.8 million of compensation expense associated with these awards, as compared to $1.2 million for the three months ended March 31, 2012.

Additionally, the Company has issued stock appreciation rights to certain employees, which vest over a period of four years.  The Company’s stock appreciation rights are accounted for as liability awards since they will be settled in cash. The fair value of these awards is calculated during each reporting period and estimated using the Black-Scholes option pricing model based on the various inputs discussed below. As of March 31, 2013, there was $12.1 million of total unrecognized compensation cost that will be recognized over the awards remaining weighted average vesting period of 2.51 years. For the three months ended March 31, 2013, the Company recognized $2.8 million of compensation expense associated with these awards, as compared to $1.4 million for the three months ended March 31, 2012.

The following are the weighted-average assumptions used in the Black-Scholes option-pricing model at March 31, 2013 and 2012:

	2013	2012

Risk-free interest rate	1.08%	1.04%
Expected volatility	46.27%	47.60%
Dividend yield	—	—
Weighted-average expected life (years)	6.57	5.82
Forfeiture rate	5.00%	5.00%

4.  New Accounting Pronouncements

In February 2013, the FASB finalized the disclosure requirements on how entities should present financial information about reclassification adjustments from accumulated other comprehensive income. The standard requires that companies present either in a single note or parenthetically on the face of the financial statements, the effect of significant amounts reclassified from each component of accumulated other comprehensive income based on its source and the income statement line items affected by the reclassification. If a component is not required to be reclassified to net income in its entirety, companies would instead cross reference to the related footnote for additional information. The disclosures required by this amendment are effective for public entities for annual and interim reporting periods beginning after December 15, 2012. The Company adopted the guidance as of January 1, 2013. Other than the additional disclosure requirements shown below, the adoption of this guidance did not have an impact on the Company’s financial statements.

The net of tax changes in accumulated other comprehensive income by component were as follows:

	Foreign Currency	Available for sale securities	Total

Balance at December 31, 2011	$1,202	$1,116	$2,318
Other comprehensive (loss) income:
Foreign currency translation adjustment	288	—	288
Unrealized holding losses on corporate debt securities	—	(70)	(70)
Ending balance at March 31, 2012	$1,490	$1,046	$2,536

Balance at December 31, 2012	$1,628	$1,394	$3,022
Other comprehensive (loss) income:
Foreign currency translation adjustment	(391)	—	(391)
Unrealized holding losses on corporate debt securities	—	(99)	(99)
Ending balance at March 31, 2013	$1,237	$1,295	$2,532

5.  Property and Equipment

Property and equipment, net, consists of the following:

	March 31,	December 31,
	2013	2012
	(in thousands)

Land and improvements	$438,378	$442,882
Building and improvements	2,295,878	2,283,230
Furniture, fixtures, and equipment	1,275,140	1,240,898
Leasehold improvements	17,188	17,229
Construction in progress	37,267	30,531
Total property and equipment	4,063,851	4,014,770
Less accumulated depreciation	(1,356,679)	(1,283,973)
Property and equipment, net	$2,707,172	$2,730,797

Depreciation expense, for property and equipment, totaled $76.2 million for the three months ended March 31, 2013, as compared to $53.2 million for the three months ended March 31, 2012.  Interest capitalized in connection with major construction projects was $0.1 million for the three months ended March 31, 2013, as compared to $2.9 million for the three months ended March 31, 2012.

6.  Long-term Debt

Long-term debt, net of current maturities, is as follows:

	March 31,	December 31,
	2013	2012
	(in thousands)

Senior secured credit facility	$2,278,050	$2,394,963
$325 million 8 ¾% senior subordinated notes due August 2019	325,000	325,000
Other long-term obligations	10,000	10,000
Capital leases	2,076	2,111
	2,615,126	2,732,074
Less current maturities of long-term debt	(88,368)	(81,497)
Less discount on senior secured credit facility Term Loan B	(1,442)	(1,504)
	$2,525,316	$2,649,073

The following is a schedule of future minimum repayments of long-term debt as of March 31, 2013 (in thousands) (which does not contemplate the redemption of debt obligations that are anticipated to occur in connection with the proposed Spin-Off):

Within one year	$88,368
1-3 years	238,633
3-5 years	775,543
Over 5 years	1,512,582
Total minimum payments	$2,615,126

Senior Secured Credit Facility

The Company’s senior secured credit facility had a gross outstanding balance of $2,278.1 million at March 31, 2013, consisting of a $1,028.8 million Term Loan A facility and a $1,249.3 million Term Loan B facility.  No balances were outstanding on the revolving credit facility at March 31, 2013.  Additionally, at March 31, 2013, the Company was contingently obligated under letters of credit issued pursuant to the senior secured credit facility with face amounts aggregating $73.2 million, resulting in $711.8 million of available borrowing capacity as of March 31, 2013 under the revolving credit facility.

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

At March 31, 2013, the Company was in compliance with all required financial covenants.

7.  Commitments and Contingencies

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

Gaming licenses in Iowa are typically issued jointly to a gaming operator and a local charitable organization known as a QSO. The agreement between the Company’s gaming operator subsidiary in Iowa, Belle of Sioux City, L.P. (“Belle”), and its QSO, Missouri River Historical Development, Inc. (“MRHD”), expired in early July 2012. On July 12, 2012, when presented with an extension of the Company’s QSO/operating agreement for the Sioux City facility through March 2015, the Iowa Racing and Gaming Commission (“IRGC”) failed to approve the extension and urged a shorter extension. In mid-August 2012, MRHD offered a revised contract to the Company that would require a yearly renewal from the IRGC and stated that MHRD would be able to continue searching for an operator for a new land-based casino. The Company rejected this contract offer and at the August 23, 2012 IRGC meeting urged the IRGC to reconsider the original extension offer through March 2015. The IRGC did not act on this request and, concluded that the casino can continue to operate without an effective operating agreement. The IRGC also announced at the July 12, 2012 meeting the schedule for requests for proposals for a new land-based Woodbury County casino. Applications and financing proposals were due by November 5, 2012. The Company submitted two proposals for a new gaming and entertainment destination in Woodbury County for the IRGC’s consideration. On April 18, 2013, the IRGC awarded the license to another gaming operator. The IRGC has indicated that it intends to permit the Company to continue operations at its Sioux City facility until such time as the new casino opens to the public, but not beyond. The Company is currently reviewing all of its options and will maintain an open dialogue with members of the IRGC, Sioux City officials, and its employees regarding the IRGC’s decision. However, in light of this decision, the Company believes that the fair value of its Sioux City reporting unit will be less than its carrying amount and expects to record a goodwill and other intangible impairment charge of between $65 million and $80 million in its results in the second quarter of 2013.  The exact amount of the charge will be determined after the Company completes its analysis of the estimated future expected cash flows  it anticipates receiving from the operations of its Sioux City facility. Argosy Casino Sioux City had remaining goodwill and other intangible assets of $92.8 million at March 31, 2013, and had net revenues and income from operations of $14.0 million and $3.7 million, respectively, for the three months ended March 31, 2013, which represented 1.8% and 2.8% of the Company’s consolidated results. The Belle has filed three lawsuits against the IRGC’s recent actions, namely refusing to consider the Belle’s request to replace MRHD with another non-profit partner and opening up the gaming license to bidding for a land-based casino, its failure to approve the 2015 extension agreement and any extension, and announcing a process would be instituted to revoke the Belle’s license. In addition, the Belle filed suit against MRHD for a breach of contract and seeking to enjoin MRHD from disavowing the 2015 extension agreement it signed and the exclusivity obligations in the agreement. The injunction request was denied on October 29, 2012.  A trial has been scheduled to begin in April 2014.

On September 11, 2008, the Board of County Commissioners of Cherokee County, Kansas (the “County”) filed suit against Kansas Penn Gaming, LLC (“KPG,” a wholly owned subsidiary of Penn created to pursue a development project in Cherokee County, Kansas) and the Company in the District Court of Shawnee County, Kansas. The petition alleged that KPG breached its pre-development agreement with the County when KPG withdrew its application to manage a lottery gaming facility in Cherokee County and sought in excess of $50 million in damages. In connection with their petition, the County obtained an ex-parte order attaching the $25 million privilege fee (which was included in current assets at December 31, 2012) paid to the Kansas Lottery Commission in conjunction with the gaming application for the Cherokee County zone. The defendants filed motions to dissolve and reduce the attachment. Those motions were denied. Following discovery, both parties filed dispositive motions and the motions were argued on April 20, 2012. In September 2012, the judge ruled in favor of the County on its motion for summary judgment.  At December 31, 2012, the Company accrued $6.4 million which was included in accrued expenses within the consolidated balance sheet, based on settlement discussions that took place in January 2013.  In February 2013, the Company finalized the settlement with the County and the $25 million privilege fee was returned to the Company, net of the amount previously accrued.

8.  Income Taxes

A reconciliation of the liability for unrecognized tax benefits is as follows:

Noncurrent tax liabilities
(in thousands)
Balance at January 1, 2013	$20,393
Additions based on current year positions	280
Additions based on prior year positions	1,691
Currency translation adjustments	(607)
Balance at March 31, 2013	$21,757

The increase in the Company’s liability for unrecognized tax benefits during the three months ended March 31, 2013 was primarily due to recording interest expense accruals for previously recorded unrecognized tax benefits.

The Company’s effective tax rate (income taxes as a percentage of income from operations before income taxes) increased to 39.6% for the three months ended March 31, 2013, as compared to 37.3% for the three months ended March 31, 2012. During the three months ended March 31, 2013, the Company recorded a $1.1 million valuation allowance against the tax benefit associated with capital losses incurred within the quarter that the Company does not believe it will be able to utilize prior to their expiration.

At March 31, 2013 and December 31, 2012, prepaid expenses within the condensed consolidated balance sheets include prepaid income taxes of $33.6 million and $68.4 million, respectively.

9.                                      Shareholders’ Equity

Impact of Proposed Spin-Off on Preferred Equity Investment

As part of the proposed Spin-Off transaction described further in Note 2, the Company entered into an agreement (the “Exchange Agreement”) with FIF V PFD LLC, an affiliate of Fortress Investment Group LLC (“Fortress”), providing for the potential exchange of shares of the Company’s Preferred Stock for shares of a new class of preferred stock, Series C Convertible Preferred Stock (“Series C”), in contemplation of the potential Spin-Off.

The Exchange Agreement provides Fortress with the right to exchange its 9,750 shares of Preferred Stock for fractional shares of Series C at an exchange ratio that treats each such fractional share (and therefore each share of common stock into which such fractional share is convertible) as worth $67 per share, which is the “ceiling price” at which the shares of preferred stock are redeemable by the Company at maturity. Each fractional share of Series C will automatically convert into a share of common stock upon sale to a third party not affiliated with Fortress. Any shares of Series B not exchanged for shares of Series C prior to the second business day before the record date established for the distribution of GLPI common stock in the Spin-Off shall automatically be exchanged for shares of Series C on such date. Subsequently, the Company will have the right to purchase from Fortress, prior to the record date for the Spin-Off, a number of shares of Series C, at a price of $67 per fractional share of Series C, such that, immediately following the consummation of the Spin-Off, Fortress will own not more than 9.9% of GLPI’s common stock. The Company may terminate the Exchange Agreement at any time prior to the Spin-Off if it determines, in its sole discretion, to abandon the Spin-Off, provided that Fortress would keep any shares of Series C it received in exchange for preferred stock prior to termination.

Under the terms of the Statement with Respect to Shares of Series C Convertible Preferred Stock of the Company (the “Series C Designation”), the Series C is nonvoting stock, provided, however, that the Series C Designation cannot be altered or amended so as to adversely affect any right or privilege held by the holders of Series C shares without the consent of a majority of the shares of Series C then outstanding. Holders of Series C will participate in dividends paid to the holders of common stock of the Company on an as-converted basis. Each fractional share of Series C will automatically convert into a share of common stock upon sale to a third party not affiliated with the original holder.

The Company, Fortress and certain other holders of preferred stock are party to an Investor Rights Agreement, dated July 3, 2008 (the “Investor Rights Agreement”), that grants those holders certain rights with respect to the Company. In connection with the Exchange Agreement, Fortress and the Company entered into the Supplementary Investor Rights Agreement, which provides that, as between Fortress and the Company, the Series C shares will be governed by the Investor Rights Agreement, and modifies certain other existing arrangements between the Company and Fortress. The Supplementary Investor Rights Agreement provides Fortress with additional registration rights, beyond those currently set forth in the Investor Rights Agreement, including additional opportunities to sell shares of Series C stock in a registered offering, the right to select the managing underwriter in an underwritten offering prior to the Spin-Off and an increase in the registration expenses borne by the Company. The Supplementary Investor Rights Agreement also provides that, following the completion of the Spin-Off, the following rights and obligations under the Investor Rights Agreement would be eliminated: Fortress’s right to nominate a director, the obligation of Fortress to vote its shares of common stock in accordance with the recommendations of the Company’s Board of Directors, the restriction on hedging activities and certain information rights.

Additionally, the Exchange Agreement provides that, following the Spin-Off, GLPI and Fortress will enter into an investor rights agreement on similar terms to the Investor Rights Agreement as modified by the Supplemental Investor Rights Agreement.

Finally, in January 2013, the Company signed an agreement with Centerbridge Partners, L.P. pursuant to which the Company will repurchase their 2,300 shares of Preferred Stock at par in advance of the Spin-Off and in February 2013, the Company repurchased 225 shares of Preferred Stock from WF Investment Holdings, LLC at a slight discount to par.

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

The Southern Plains reportable segment consists of the following properties: Argosy Casino Riverside, Argosy Casino Sioux City, Hollywood Casino Baton Rouge, Hollywood Casino Tunica, Hollywood Casino Bay St. Louis, Boomtown Biloxi, Hollywood

Casino St. Louis (formerly Harrah’s St. Louis which was acquired from Caesars Entertainment on November 2, 2012), and includes the Company’s 50% investment in Kansas Entertainment, which owns the Hollywood Casino at Kansas Speedway that opened on February 3, 2012.

The Other category consists of the Company’s standalone racing operations, namely Beulah Park, Raceway Park, Rosecroft Raceway, Sanford-Orlando Kennel Club, and the Company’s joint venture interests in Sam Houston Race Park, Valley Race Park and Freehold Raceway. If the Company is successful in obtaining gaming operations at these locations, they would be assigned to one of the Company’s regional executives and reported in their respective reportable segment. The Other category also includes the Company’s corporate overhead operations which does not meet the definition of an operating segment under ASC 280, “Segment Reporting,” and the Bullwhackers property.

The following tables present certain information with respect to the Company’s segments. Intersegment revenues between the Company’s segments were not material in any of the periods presented below.

	Midwest	East/West	Southern Plains	Other	Total
	(in thousands)
Three months ended March 31, 2013
Net revenues	$287,312	$317,048	$184,684	$9,202	$798,246
Income (loss) from operations	63,796	69,107	37,009	(36,597)	133,315
Depreciation and amortization	32,257	20,833	19,888	4,093	77,071
Gain (loss) from unconsolidated affiliates	—	—	1,737	(16)	1,721
Capital expenditures	33,830	7,071	19,027	2,775	62,703

Three months ended March 31, 2012
Net revenues	205,110	370,629	149,720	10,600	736,059
Income (loss) from operations	46,281	83,891	44,712	(32,269)	142,615
Depreciation and amortization	17,552	22,241	11,388	2,156	53,337
Gain from unconsolidated affiliates	—	—	1,678	7	1,685
Capital expenditures	101,880	10,659	3,932	3,188	119,659

Balance sheet at March 31, 2013
Total assets	2,300,768	1,188,482	1,673,197	403,129	5,565,576
Investment in and advances to unconsolidated affiliates	—	87	135,251	66,389	201,727
Goodwill and other intangible assets, net	1,025,295	226,047	778,913	55,818	2,086,073

Balance sheet at December 31, 2012
Total assets	2,318,283	1,198,391	1,680,773	446,610	5,644,057
Investment in and advances to unconsolidated affiliates	—	87	138,514	65,905	204,506
Goodwill and other intangible assets, net	1,025,505	226,047	779,787	55,827	2,087,166

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

The estimated fair values of the Company’s financial instruments are as follows (in thousands):

	March 31, 2013		December 31, 2012
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	$247,702	$247,702	$260,467	$260,467
Investment in corporate debt securities	6,650	6,650	6,790	6,790
Financial liabilities:
Long-term debt
Senior secured credit facility	2,276,608	2,289,044	2,393,459	2,401,225
Senior subordinated notes	325,000	368,063	325,000	368,875
Other long-term obligations	10,000	10,000	10,000	10,000

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

The following tables set forth the assets measured at fair value on a recurring basis, by input level, in the condensed consolidated balance sheets at March 31, 2013 and December 31, 2012 (in thousands):

	Balance Sheet Location	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	March 31, 2013 Total
Assets:
Investment in corporate debt securities	Other assets	$—	$6,650	$—	$6,650

	Balance Sheet Location	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	December 31, 2012 Total
Assets:
Investment in corporate debt securities	Other assets	$—	$6,790	$—	$6,790

The valuation technique used to measure the fair value of the investment in corporate debt securities was the market approach. See Note 11 for a description of the input used in calculating the fair value measurement of investment in corporate debt securities.

There were no long-lived assets measured at fair value on a non-recurring basis during the three months ended March 31, 2013.

13.  Subsequent Event

On April 18, 2013, in connection with a request for proposal it issued in 2012, the IRGC awarded a new gaming license (with certain conditions) for the development of an additional casino in Sioux City, Iowa to another applicant.  The IRGC has indicated that it intends to permit the Company to continue operations at its Sioux City facility until such time as the new casino opens to the public, but not beyond.  The Company, which already has several legal actions pending that relate to this issue, is currently reviewing all of its options and will maintain an open dialogue with members of the IRGC, Sioux City officials, and its employees regarding the IRGC’s decision. However, in light of this decision, the Company believes that the fair value of its Sioux City reporting unit will be less than its carrying amount and expects to record a goodwill and other intangible asset impairment charge of between $65 million and $80 million in its results for the second quarter of 2013.  The exact amount of the charge will be determined after the Company completes its analysis of the estimated future expected cash flows it anticipates receiving from the operations of its Sioux City facility. This facility has goodwill and other intangible assets of $92.8 million at March 31, 2013 and had net revenues and income from operations of $14.0 million and $3.7 million, respectively, for the three months ended March 31, 2013, which represented 1.8% and 2.8% of the Company’s consolidated results.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our Operations

We are a leading, diversified, multi-jurisdictional owner and manager of gaming and pari-mutuel properties. As of March 31, 2013, we owned, managed, or had ownership interests in twenty-nine facilities in the following nineteen jurisdictions: Colorado, Florida, Illinois, Indiana, Iowa, Kansas, Louisiana, Maine, Maryland, Mississippi, Missouri, Nevada, New Jersey, New Mexico, Ohio, Pennsylvania, Texas, West Virginia, and Ontario.

We have made significant acquisitions in the past, and expect to continue to pursue additional acquisition and development opportunities in the future. In 1997, we began our transition from a pari-mutuel company to a diversified gaming company with the acquisition of the Charles Town property and the introduction of video lottery terminals in West Virginia. Since 1997, we have continued to expand our gaming operations through strategic acquisitions (including the acquisitions of Hollywood Casino Bay St. Louis and Boomtown Biloxi, CRC Holdings, Inc., Hollywood Casino Corporation, Argosy Gaming Company, Zia Park Casino, Sanford-Orlando Kennel Club and M Resorts), greenfield projects (such as Hollywood Casino at Penn National Race Course, Hollywood Casino Bangor and Hollywood Casino Perryville), and property expansions (such as Hollywood Casino at Charles Town Races and Hollywood Casino Lawrenceburg). Most recently, we, along with our joint venture partner, opened Hollywood Casino at Kansas Speedway on February 3, 2012 and in Ohio, we opened our Hollywood Casino Toledo facility on May 29, 2012 and our Hollywood Casino Columbus facility on October 8, 2012. Finally, on November 2, 2012, we acquired Harrah’s St. Louis facility, which we are in the process of rebranding to Hollywood Casino St. Louis.

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

Proposed Spin-Off of Real Estate Assets through a Real Estate Investment Trust

On November 15, 2012, we announced that we intend to pursue a plan to separate the majority of our gaming operating assets and real property assets into two publicly traded companies, including an operating entity, PNG, and, through a tax-free Spin-Off of our real estate assets to holders of our common and preferred stock, a newly formed publicly traded REIT, GLPI, subject to required gaming regulatory body approvals and other contingencies noted below. As a result of the proposed Spin-Off, GLPI will initially own substantially all of the real property assets and will lease back most of those assets to PNG for use by its subsidiaries, under a “triple net” 15 year Master Lease agreement (excluding four 5 year renewal options, which are at PNG’s option). PNG would hold the gaming licenses, operate the leased gaming facilities and own and operate other assets, including the Casino Rama casino management contract, the 50% joint venture interest in Hollywood Casino at Kansas Speedway, seven non-casino racetracks and gaming equipment.

Based on the Company’s current real estate portfolio, GLPI is expected to initially own the real estate for 17 casino facilities. Through its rent structure, which is partially based on the performance of the facilities, GLPI would expect to grow organically by participating in PNG’s growing revenue base. In addition, GLPI would focus on expanding its gaming and leisure sector real estate portfolio through acquisitions, and thereby diversify its asset base and tenant base over time. GLPI will also own and operate Hollywood Casino Perryville and Hollywood Casino Baton Rouge through its taxable REIT subsidiary.

After the proposed Spin-Off of GLPI shares to the Company’s shareholders, GLPI will declare a dividend to its shareholders to distribute any accumulated earnings and profits attributable to any pre-REIT years to comply with certain REIT qualification requirements. We currently estimate that, if GLPI were to elect REIT status as of January 1, 2014, the aggregate amount of the taxable dividend would be approximately $1.1 billion. The dividend will be paid in a combination of cash and GLPI common stock, which will consist of at least 20% in cash with the remainder in GLPI common stock. In addition, going forward, the Company expects that GLPI will distribute at least 90% of its annual taxable income as dividends.

Prior to the Spin-Off, the Company anticipates refinancing its existing debt obligations and PNG and GLPI are expected to enter into new credit facilities.

The Company has received a private letter ruling from the Internal Revenue Service relating to the tax treatment of the separation and the qualification of GLPI as a REIT. The private letter ruling is subject to certain qualifications and based on certain representations and statements made by the Company. If such representations and statements are untrue or incomplete in any material respect (including as a result of a material change in the proposed transaction or other relevant facts), the Company may not be able to rely on the private letter ruling. The Company expects to receive opinions from outside counsel regarding certain aspects of the transaction that are not covered by the private letter ruling.

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

Financial Highlights:

We reported net revenues and income from operations of $798.2 million and $133.3 million, respectively, for the three months ended March 31, 2013 compared to $736.1 million and $142.6 million, respectively, for the corresponding period in the prior year. The major factors affecting our results for the three months ended March 31, 2013, as compared to the three months ended March 31, 2012, were:

•                  The partial opening of a casino complex at the Arundel Mills mall in Maryland in June 2012 and its second phase opening in mid-September 2012, which negatively impacted Hollywood Casino at Charles Town Races and Hollywood Casino Perryville.

•                  The opening of Hollywood Casino Toledo on May 29, 2012, which generated $51.1 million of net revenues for the three months ended March 31, 2013.

•                  The opening of Hollywood Casino Columbus on October 8, 2012, which generated $63.6 million of net revenues for the three months ended March 31, 2013.

•                  New competition in our Midwest segment for Hollywood Casino Lawrenceburg, namely the opening on June 1, 2012 of a new racino in Columbus, Ohio, the March 4, 2013 opening of a casino in Cincinnati, Ohio, as well as our Columbus casino.

•                  The acquisition of Harrah’s St. Louis facility, now known as Hollywood Casino St. Louis, on November 2, 2012, which contributed $57.8 million of net revenues for the three months ended March 31, 2013.

•                  The February 3, 2012 opening of our joint venture, Hollywood Casino at Kansas Speedway, which negatively impacted the results at our Argosy Riverside property in our Southern Plains segment.

•                  The opening of a new riverboat casino and hotel in Baton Rouge, Louisiana on September 1, 2012, which impacted Hollywood Casino Baton Rouge.

•                  A pre-tax insurance gain of $3.9 million at Hollywood Casino Tunica during the three months ended March 31, 2012.

•                  Net income decreased by $13.3 million for the three months ended March 31, 2013, as compared to the three months ended March 31, 2012, primarily due to the variances explained above, as well as increased depreciation and amortization expense of $23.7 million and interest expense of $9.9 million as well as decreased income taxes for $4.1 million.

Segment Developments:

The following are recent developments that have had or will have an impact on us by segment:

Midwest

•                  In March 2012, we announced that we had entered into a non-binding memorandum of understanding (“MOU”) with the State of Ohio that establishes a framework for relocating our existing racetracks in Toledo and Grove City to Dayton and Austintown (located in the Mahoning Valley), respectively, where we intend to develop new integrated racing and gaming facilities, budgeted at approximately $257 million and $265 million, inclusive of $50 million in license fees and $75 million in relocation fees, respectively. Pursuant to this arrangement, the Ohio Lottery Commission would retain 33.5% of video lottery terminal revenues (exclusive of the horsemen’s share). In addition, the MOU restricts any other gaming facility from being located within 50 miles of our Columbus and Toledo casinos, as well as our relocated racetracks, with certain exceptions. The definitive documentation of the MOU is not yet complete.  In June 2012, we announced that we had filed applications with the Ohio Lottery Commission for Video Lottery Sales Agent Licenses for our Ohio racetracks, and with the Ohio State Racing Commission for permission to relocate the racetracks. The new Austintown facility, which will be a thoroughbred track and feature 1,000 or up to 1,500 video lottery terminals, will be located on 184 acres in Austintown’s Centrepointe Business Park near the intersection of Interstate 80 and Ohio Route 46. The Dayton facility, which will be a standardbred track and feature 1,500 or up to 1,800 video lottery terminals, will be located on 125 acres on the site of an abandoned Delphi Automotive plant near Wagner Ford and Needmore roads in North Dayton. On May 1, 2013, the Company received approval from the Ohio Racing Commission for our relocation plans for each new racetrack and VLT facility and expects both to open in 2014.  The opening of our Dayton facility may have an adverse impact on our Hollywood Casino Columbus facility.

•                  On October 21, 2011, the Ohio Roundtable filed a complaint in the Court of Common Pleas in Franklin County, Ohio against a number of defendants, including the Governor, the Ohio Lottery Commission and the Ohio Casino Control Commission. The complaint alleges a variety of substantive and procedural defects relative to the approval and implementation of video lottery terminals as well as several counts dealing with the taxation of standalone casinos. We, along with the other two casinos in Ohio, filed motions for judgment on the pleadings. In May 2012, the complaint was dismissed; however, the plaintiffs filed an appeal and oral arguments were held on January 17, 2013.  In March 2013, the Ohio appeals court upheld the ruling. The decision of the appeals court was appealed to the Ohio Supreme Court by the plaintiffs on April 30, 2013.  The Ohio Supreme Court has the discretion to accept or reject the appeal.

•                  On March 4, 2013, a new casino in Cincinnati, Ohio opened, which has had and will continue to have a negative impact on Hollywood Casino Lawrenceburg’s financial results. In addition, on June 1, 2012, a new racino at Scioto Downs in Columbus, Ohio opened, which has also negatively impacted Hollywood Casino Lawrenceburg and competes in the same market as Hollywood Casino Columbus. Additionally, new racinos in Ohio are planned at Lebanon Raceway and River Downs, both of which hope to finish in early 2014. We anticipate the opening of these new racinos will have a further adverse impact on Hollywood Casino Lawrenceburg.

East/West

•                  In our East/West segment, Hollywood Casino at Charles Town Races and Hollywood Casino Perryville faced increased competition and their results have been and will continue to be negatively impacted by the opening of a casino complex at the Arundel Mills mall in Anne Arundel, Maryland. The casino opened on June 6, 2012 with approximately 3,200 slot machines and significantly increased its slot machine offerings by mid-September 2012 to approximately 4,750 slot machines. In addition, the Anne Arundel facility introduced table games on April 11, 2013, which will further negatively impact our Hollywood Casino at Charles Town Races facility.

•                  In November 2012, voters approved legislation authorizing a sixth casino in Prince George’s County and the ability to add table games to Maryland’s five existing and planned casinos. On March 5, 2013, table games were opened at Hollywood Casino Perryville. The new law also changes the tax rate casino operators pay the state, varying from casino to casino, allows all casinos in Maryland to be open 24 hours per day for the entire year, and permits casinos to directly purchase slot machines in exchange for gaming tax reductions. For our Hollywood Casino Perryville facility, the tax rate would decrease upon the opening of the Prince George casino from 67 percent to 61 percent with an option for an additional 5 percent reduction if an independent commission agrees. A separate state commission is expected to take bids for the Prince George’s casino on May 10, 2013. Though we intend to participate in the bidding process, we believe another operator could be selected, and as a result our financial results would be adversely impacted as it would create additional competition for Hollywood Casino at Charles Town Races and Hollywood Casino Perryville.

Southern Plains

•                  Gaming licenses in Iowa are typically issued jointly to a gaming operator and a local charitable organization known as a QSO. The agreement between the Company’s gaming operator subsidiary in Iowa, Belle, and its QSO, MRHD, expired in early July

2012. On July 12, 2012, when presented with an extension of the Company’s QSO/operating agreement for the Sioux City facility through March 2015, the IRGC failed to approve the extension and urged a shorter extension. In mid-August 2012, MRHD offered a revised contract to the Company that would require a yearly renewal from the IRGC and stated that MHRD would be able to continue searching for an operator for a new land-based casino. The Company rejected this contract offer and at the August 23, 2012 IRGC meeting urged the IRGC to reconsider the original extension offer through March 2015. The IRGC did not act on this request and, concluded that the casino can continue to operate without an effective operating agreement. The IRGC also announced at the July 12, 2012 meeting the schedule for requests for proposals for a new land-based Woodbury County casino. Applications and financing proposals were due by November 5, 2012. We submitted two proposals for a new gaming and entertainment destination in Woodbury County for the IRGC’s consideration. On April 18, 2013, the IRGC awarded the license to another gaming operator. The IRGC has indicated that it intends to permit the Company to continue operations at its Sioux City facility until such time as the new casino opens to the public, but not beyond. We are currently reviewing all of our options and will maintain an open dialogue with members of the IRGC, Sioux City officials, and our employees regarding the IRGC’s decision. However, in light of this decision, we believe the fair value of our Sioux City reporting unit will be less than its carrying amount and expect to record a goodwill and other intangible asset impairment charge of between $65 million and $80 million in our results for the second quarter of 2013.  The exact amount of the charge will be determined after we complete our analysis of the estimated future expected cash flows we anticipate  receiving from the operations of our Sioux City facility. Argosy Casino Sioux City had remaining goodwill and other intangible assets of $92.8 million at March 31, 2013, and had net revenues and income from operations of $14.0 million and $3.7 million, respectively, for the three months ended March 31, 2013, which represented 1.8% and 2.8% of the Company’s consolidated results. The Belle has filed three lawsuits against the IRGC’s recent actions, namely refusing to consider the Belle’s request to replace MRHD with another non-profit partner and opening up the gaming license to bidding for a land-based casino, its failure to approve the 2015 extension agreement and any extension, and announcing a process would be instituted to revoke the Belle’s license. In addition, the Belle filed suit against MRHD for a breach of contract and seeking to enjoin MRHD from disavowing the 2015 extension agreement it signed and the exclusivity obligations in the agreement. The injunction request was denied on October 29, 2012.  A trial has been scheduled to begin in April 2014.

•                  On April 5, 2013, we announced that we and the Jamul Indian Village (“the Tribe”) have entered into definitive agreements to jointly develop a Hollywood-branded casino and resort on the Tribe’s trust land in San Diego County, California. The proposed facility is located approximately 20 miles east of downtown San Diego. The proposed $360 million development will include a three-story gaming and entertainment facility of approximately 200,000 square feet featuring at least 1,700 slot machines, 50 live table games including poker, multiple restaurants, bars and lounges and a partially enclosed parking structure with over 1,900 spaces.  It is anticipated that construction could commence late this year with an expected construction period of approximately 24 months.  We may, under certain circumstances, provide backstop financing to the Tribe in connection with the project and, upon opening, we will manage the casino and resort.

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

Other

•                  In February 2013, we entered into a definitive agreement to sell our Bullwhackers property, including the gas station/convenience store located approximately 7 miles east of the Bullwhackers casino. We anticipate the sale will close in the second quarter of 2013 following the receipt of gaming regulatory approvals.

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

For further information on our critical accounting estimates, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the notes to our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2012. There has been no material change to these estimates for the three months ended March 31, 2013.

Results of Operations

The following are the most important factors and trends that contribute to our operating performance:

•                  The fact that most of our properties operate in mature competitive markets. As a result, we expect a majority of our future growth to come from prudent acquisitions of gaming properties (such as our recent acquisition of Harrah’s St. Louis gaming and lodging facility from Caesars Entertainment which closed on November 2, 2012), jurisdictional expansions (such as the February 2012 opening of a casino through a joint venture in Kansas, the May 2012 opening of Hollywood Casino Toledo, the October 2012 opening of Hollywood Casino Columbus, and the opening of video lottery terminal facilities at two racetracks in Ohio which are expected to commence operations in 2014), expansions of gaming in existing jurisdictions (such as the introduction of table games in July 2010 at Hollywood Casino at Charles Town Races and Hollywood Casino at Penn National Race Course,  Hollywood Casino Bangor in March 2012, and more recently at Hollywood Casino Perryville in March 2013) and expansions/improvements of existing properties.

•                  The fact that a number of states are currently considering or implementing legislation to legalize or expand gaming. Such legislation presents both potential opportunities to establish new properties (for example, in Kansas where we opened a casino through a joint venture in February 2012, in Ohio where we opened a casino in Toledo in May 2012 and in Columbus in October 2012, and in Maryland where we opened Hollywood Casino Perryville on September 27, 2010) and increased competitive threats to business at our existing properties (such as the introduction/expansion of commercial casinos in Kansas, Maryland, Ohio, and potentially Kentucky,  a new riverboat casino and hotel in Baton Rouge, Louisiana which opened on September 1, 2012, a new casino in Biloxi, Mississippi which opened in late May 2012, a new casino that opened in Oxford, Maine on June 5, 2012, and the introduction of tavern licenses and sweepstakes machines in several states).

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

The consolidated results of operations for the three months ended March 31, 2013 and 2012 are summarized below:

	Three Months Ended March 31,
	2013	2012
	(in thousands)
Revenues:
Gaming	$717,925	$656,077
Food, beverage and other	121,860	112,908
Management service fee	3,047	3,443
Revenues	842,832	772,428
Less promotional allowances	(44,586)	(36,369)
Net revenues	798,246	736,059

Operating expenses:
Gaming	362,018	340,169
Food, beverage and other	90,265	87,804
General and administrative	135,577	115,997
Depreciation and amortization	77,071	53,337
Insurance recoveries, net of deductible charges	—	(3,863)
Total operating expenses	664,931	593,444
Income from operations	$133,315	$142,615

Certain information regarding our results of operations by segment for the three months ended March 31, 2013 and 2012 is summarized below:

	Net Revenues		Income (loss) from Operations
Three Months Ended March 31,	2013	2012	2013	2012
	(in thousands)

Midwest	$287,312	$205,110	$63,796	$46,281
East/West	317,048	370,629	69,107	83,891
Southern Plains	184,684	149,720	37,009	44,712
Other	9,202	10,600	(36,597)	(32,269)
Total	$798,246	$736,059	$133,315	$142,615

Revenues

Revenues for the three months ended March 31, 2013 and 2012 were as follows (in thousands):

				Percentage
Three Months Ended March 31,	2013	2012	Variance	Variance
Gaming	$717,925	$656,077	$61,848	9.4%
Food, beverage and other	121,860	112,908	8,952	7.9%
Management service fee	3,047	3,443	(396)	(11.5)%
Revenues	842,832	772,428	70,404	9.1%
Less promotional allowances	(44,586)	(36,369)	(8,217)	(22.6)%
Net revenues	$798,246	$736,059	$62,187	8.4%

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

Gaming revenue

Gaming revenue increased by $61.8 million, or 9.4%, for the three months ended March 31, 2013, as compared to the three months ended March 31, 2012, primarily due to the variances explained below.

Gaming revenue for our Midwest segment increased by $74.2 million, or 38.9%, for the three months ended March 31, 2013, as compared to the three months ended March 31, 2012, primarily due to the openings of Hollywood Casino Toledo on May 29, 2012 and Hollywood Casino Columbus on October 8, 2012, which generated $47.1 million and $57.9 million, respectively, of gaming revenue for the three months ended March 31, 2013, which was partially offset by a reduction in gaming revenue for Hollywood Casino Lawrenceburg due to new competition, namely the opening on June 1, 2012 of a new racino in Columbus, Ohio, our own Columbus casino, as well as a new casino that opened on March 4, 2013 in Cincinnati, Ohio.

Gaming revenue for our Southern Plains segment increased by $33.1 million, or 23.8%, for the three months ended March 31, 2013, as compared to the three months ended March 31, 2012, primarily due to the acquisition of Harrah’s St. Louis facility on November 2, 2012, which generated $54.6 million of gaming revenue for the three months ended March 31, 2013, which was partially offset by decreased gaming revenue at Hollywood Casino Baton Rouge and to a lesser extent Argosy Casino Riverside primarily due to the opening of a new riverboat casino and hotel in Baton Rouge, Louisiana on September 1, 2012 and the continued impact of the opening of our Hollywood Casino at Kansas Speedway joint venture in February 2012, respectively.

Gaming revenue for our East/West segment decreased by $45.0 million, or 13.9%, for the three months ended March 31, 2013, as compared to the three months ended March 31, 2012, primarily due to the opening of a casino complex at the Arundel Mills mall in Maryland in 2012 which impacted Hollywood Casino at Charles Town Races and Hollywood Casino Perryville, as well as to a lesser extent a more severe winter compared to the prior year.  Additionally, we experienced decreased gaming revenue at Hollywood Casino at Penn National Race Course primarily due to adverse weather compared to the prior year.

Food, beverage and other revenue

Food, beverage and other revenue increased by $9.0 million, or 7.9%, for the three months ended March 31, 2013, as compared to the three months ended March 31, 2012, primarily due to the variances explained below.

Food, beverage and other revenue for our Midwest segment increased by $10.3 million, or 48.5%, for the three months ended March 31, 2013, as compared to the three months ended March 31, 2012, primarily due to the openings of Hollywood Casino Toledo on May 29, 2012 and Hollywood Casino Columbus on October 8, 2012, which generated $4.9 million and $6.9 million, respectively of food, beverage and other revenue for the three months ended March 31, 2013.

Food, beverage and other revenue for our Southern Plains segment increased by $9.1 million, or 38.6%, for the three months ended March 31, 2013, as compared to the three months ended March 31, 2012, primarily due to the acquisition of Harrah’s St. Louis facility on November 2, 2012, which contributed $10.9 million of food, beverage and other revenue for the three months ended March 31, 2013.

Food, beverage and other revenue for our East/West segment decreased by $9.5 million, or 16.2%, for the three months ended March 31, 2013, as compared to the three months ended March 31, 2012, primarily due to decreased food, beverage and other revenue at the M Resort due to the sale of an on-site gas station in April 2012, which had sales of $5.3 million for the three months ended March 31, 2012, and the closure of a dining outlet, which lowered food and beverage revenue by $1.2 million for the three months ended March 31, 2013 compared to the corresponding period in the prior year.

Promotional allowances

The retail value of accommodations, food and beverage, and other services furnished to guests without charge is included in gross revenues and then deducted as “promotional allowances.”  Our promotional allowance levels are determined based on various factors such as our marketing plans, competitive factors, economic conditions, and regulations.

Promotional allowances increased by $8.2 million, or 22.6%, for the three months ended March 31, 2013, as compared to the three months ended March 31, 2012, primarily due to the acquisition of Harrah’s St. Louis facility on November 2, 2012 in our Southern Plains segment and the openings of Hollywood Casino Toledo on May 29, 2012 and Hollywood Casino Columbus on October 8, 2012 in our Midwest segment.

Operating Expenses

Operating expenses for the three months ended March 31, 2013 and 2012 were as follows (in thousands):

				Percentage
Three Months Ended March 31,	2013	2012	Variance	Variance
Gaming	$362,018	$340,169	$21,849	6.4%
Food, beverage and other	90,265	87,804	2,461	2.8%
General and administrative	135,577	115,997	19,580	16.9%
Depreciation and amortization	77,071	53,337	23,734	44.5%
Insurance recoveries, net of deductible charges	—	(3,863)	3,863	100.0%
Total operating expenses	$664,931	$593,444	$71,487	12.0%

Gaming expense

Gaming expense increased by $21.8 million, or 6.4%, for the three months ended March 31, 2013, as compared to the three months ended March 31, 2012, primarily due to the variances explained below.

Gaming expense for our Midwest segment increased by $34.0 million, or 34.3%, for the three months ended March 31, 2013, as compared to the three months ended March 31, 2012, primarily due to the openings of Hollywood Casino Toledo on May 29, 2012 and Hollywood Casino Columbus on October 8, 2012. These increases were partially offset by an overall decrease in gaming taxes resulting from decreased taxable gaming revenue mentioned above for Hollywood Casino Lawrenceburg, as well as decreased payroll and marketing costs at this property due to increased cost management efforts.

Gaming expense for our Southern Plains segment increased by $17.3 million, or 33.6%, for the three months ended March 31, 2013, as compared to the three months ended March 31, 2012, primarily due to the acquisition of Harrah’s St. Louis facility on November 2, 2012, which was partially offset by an overall decrease in gaming taxes resulting from decreased taxable gaming revenue mentioned above for Argosy Casino Riverside and Hollywood Casino Baton Rouge, as well as decreased payroll  and marketing costs at these properties due to realignment of costs associated with lower business demand.

Gaming expense for our East/West segment decreased by $29.1 million, or 15.5%, for the three months ended March 31, 2013, as compared to the three months ended March 31, 2012, primarily due to an overall decrease in gaming taxes resulting from decreased taxable gaming revenue mentioned above at Hollywood Casino at Charles Town Races, Hollywood Casino Perryville and Hollywood Casino at Penn National Race Course.

Food, beverage and other expense

Food, beverage and other expense increased by $2.5 million, or 2.8%, for the three months ended March 31, 2013, as compared to the three months ended March 31, 2012, primarily due to the variances explained below.

Food, beverage and other expense for our Midwest segment increased by $6.9 million, or 41.3%, for the three months ended March 31, 2013, as compared to the three months ended March 31, 2012, primarily due to the openings of Hollywood Casino Toledo on May 29, 2012 and Hollywood Casino Columbus on October 8, 2012.

Food, beverage and other expense for our Southern Plains segment increased by $5.2 million, or 26.6%, for the three months ended March 31, 2013, as compared to the three months ended March 31, 2012, primarily due to the acquisition of Harrah’s St. Louis facility on November 2, 2012.

Food, beverage and other expense for our East/West segment decreased by $8.4 million, or 19.0%, for the three months ended March 31, 2013, as compared to the three months ended March 31, 2012, primarily due to the sale of an on-site gas station in April 2012 at the M Resort, which had expenses of $5.5 million for the three months ended March 31, 2012.

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

General and administrative expenses increased by $19.6 million, or 16.9%, for the three months ended March 31, 2013, as compared to the three months ended March 31, 2012, primarily due to the variances explained below.

General and administrative expenses for our Midwest segment increased by $8.7 million, or 31.6%, for the three months ended March 31, 2013, as compared to the three months ended March 31, 2012, primarily due the openings of Hollywood Casino Toledo on May 29, 2012 and Hollywood Casino Columbus on October 8, 2012.

General and administrative expenses for our Southern Plains segment increased by $7.9 million, or 29.5%, for the three months ended March 31, 2013, as compared to the three months ended March 31, 2012, primarily due to the acquisition of Harrah’s St. Louis facility on November 2, 2012.

General and administrative expenses for Other increased by $2.8 million, or 9.5%, for the three months ended March 31, 2013, as compared to the three months ended March 31, 2012, primarily due to higher legal, consulting and other fees related to the pursuit of potential opportunities (primarily in the state of Massachusetts) and increased liability based stock compensation charges for the three months ended March 31, 2013 compared to the corresponding period in the prior year due to an increase in our common stock price.

Depreciation and amortization expense

Depreciation and amortization expense increased by $23.7 million, or 44.5%, for the three months ended March 31, 2013, as compared to the three months ended March 31, 2012, primarily due to the variances explained below.

Depreciation and amortization expense for our Midwest segment increased by $14.7 million, or 83.8%, for the three months ended March 31, 2013, as compared to the three months ended March 31, 2012, primarily due to the openings of Hollywood Casino Toledo on May 29, 2012 and Hollywood Casino Columbus on October 8, 2012.

Depreciation and amortization expense for our Southern Plains segment increased by $8.5 million, or 74.6%, for the three months ended March 31, 2013, as compared to the three months ended March 31, 2012, primarily due to the acquisition of Harrah’s St. Louis facility on November 2, 2012.

Depreciation and amortization expense for Other increased by $1.9 million, or 89.8%, for the three months ended March 31, 2013, as compared to the three months ended March 31, 2012. This was caused by our decision in April 2012 to relocate our Ohio racetrack licenses at Raceway Park and Beulah Park to Dayton and Austintown, respectively, which resulted in the shortening of the useful lives of our property and equipment at our existing racetracks in order to fully depreciate these assets to their net salvage value by the anticipated relocation date in 2014.

Insurance recoveries, net of deductible charges

Insurance recoveries, net of deductible charges during the three months ended March 31, 2012 were related to a pre-tax insurance gain of $3.9 million for the flood at Hollywood Casino Tunica.

Other income (expenses)

Other income (expenses) for the three months ended March 31, 2013 and 2012 were as follows (in thousands):

				Percentage
Three Months Ended March 31,	2013	2012	Variance	Variance
Interest expense	$(27,924)	$(18,043)	$(9,881)	(54.8)%
Interest income	262	219	43	19.6%
Gain from unconsolidated affiliates	1,721	1,685	36	2.1%
Other	664	(1,003)	1,667	166.2%
Total other expenses	$(25,277)	$(17,142)	$(8,135)	(47.5)%

Interest expense

Interest expense increased by $9.9 million, or 54.8%, for the three months ended March 31, 2013, as compared to the three months ended March 31, 2012, primarily due to the higher outstanding borrowing on our senior secured credit facility from 2012 and lower capitalized interest for the three months ended March 31, 2013 compared to the corresponding period in the prior year.

Other

Other changed by $1.7 million, or 166.2%, for the three months ended March 31, 2013, as compared to the three months ended March 31, 2012, primarily due to foreign currency translation gains for the three months ended March 31, 2013 compared to foreign currency translation losses for the three months ended March 31, 2012.

Taxes

Our effective tax rate (income taxes as a percentage of income from operations before income taxes) increased to 39.6% for the three months ended March 31, 2013, as compared to 37.3% for the three months ended March 31, 2012. During the three months ended March 31, 2013, the Company recorded a $1.1 million valuation allowance against the tax benefit associated with capital losses incurred within the quarter that the Company does not believe it will be able to utilize prior to their expiration.

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

Net cash provided by operating activities totaled $133.8 million and $122.6 million for the three months ended March 31, 2013 and 2012, respectively.  The increase in net cash provided by operating activities of $11.2 million for the three months ended March 31, 2013 compared to the corresponding period in the prior year comprised primarily of an increase in cash receipts from customers of $59.2 million, decreased income tax payments of $14.2 million, and receipt of cash from earnings of our joint venture in Kansas for $5.0 million, all of which were partially offset by an increase in cash paid to suppliers and vendors of $49.4 million, cash paid to employees of $12.7 million, and interest payments of $8.7 million. The increase in cash receipts collected from our customers and the increase in higher cash payments for operating expenses and to employees for the three months ended March 31, 2013 compared to the prior year was primarily due to the previously discussed openings of Hollywood Casino Toledo in late May 2012 and Hollywood Casino Columbus in early October 2012 and the acquisition of Harrah’s St. Louis facility on November 2, 2012, partially offset by the impact of new competition on our operations for various properties.

Net cash used in investing activities totaled $35.8 million and $132.3 million for the three months ended March 31, 2013 and 2012, respectively. Net cash used in investing activities for the three months ended March 31, 2013 included expenditures for property and equipment, net of reimbursements totaling $62.7 million, acquisition of gaming licenses for $1.1 million for Hollywood Casino Toledo and Hollywood Casino Columbus, and investment in joint ventures of $0.5 million, all of which were partially offset by a decrease in cash in escrow of $26.0 million and proceeds from the sale of property and equipment totaling $2.5 million. The decrease in net cash used in investing activities of $96.5 million for the three months ended March 31, 2013 compared to the corresponding period in the prior year was primarily due to decreased expenditures for property and equipment of $57.0 million primarily due to the opening of our two new facilities in Ohio in 2012 as well as decreased funding provided to our joint venture in Kansas.

Net cash used in financing activities totaled $110.7 million and $11.3 million for the three months ended March 31, 2013 and 2012, respectively. The increase in net cash used in financing activities for the three months ended March 31, 2013 compared to the corresponding period in the prior year was primarily due to higher net repayments to our senior secured credit facility and the repurchase of preferred stock for $22.3 million, both of which were offset by increased insurance financing and proceeds from the exercise of options.

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

The following table summarizes our expected capital project expenditures by segment for the fiscal year ending December 31, 2013, and actual expenditures for the three months ended March 31, 2013 (excluding licensing fees and net of reimbursements). The table below should not be utilized to predict future expected capital project expenditures subsequent to 2013.

Property	Expected for Year Ending December 31, 2013	Expenditures for Three Months Ended March 31, 2013	Balance to Expend in 2013
		(in millions)

Midwest	$210.4	$27.8	$182.6
East/West	11.5	0.2	11.3
Southern Plains	48.3	12.6	35.7
Other	2.8	0.2	2.6
Total	$273.0	$40.8	$232.2

In June 2012, we announced that we had filed applications with the Ohio Lottery Commission for Video Lottery Sales Agent Licenses for our Ohio racetracks, Raceway Park and Beulah Park, and with the Ohio State Racing Commission for permission to relocate the racetracks to Dayton and Austintown, respectively. On May 1, 2013, we received approval from the Ohio Racing Commission for our relocation plans.  Full details and design of the project at Austintown are in the development stage for a new Hollywood-themed facility, with a $265 million budget, inclusive of a $75 million relocation fee and $50 million license fee, featuring a new thoroughbred racetrack and up to 1,500 video lottery terminals, as well as various restaurants, bars and other amenities. The new Austintown facility will be located on 184 acres in Austintown’s Centrepointe Business Park near the intersection of Interstate 80 and Ohio Route 46. The Dayton facility will be located on 125 acres on the site of an abandoned Delphi Automotive plant near Wagner Ford and Needmore roads in North Dayton. Full details and design of the Dayton project are in the development stage for a new Hollywood-themed facility, with a $257 million budget, inclusive of a $75 million relocation fee and $50 million license fee, featuring a new standardbred racetrack and up to 1,800 video lottery terminals, as well as various restaurants, bars and other amenities. As of March 31, 2013, we have incurred cumulative costs of $10.7 million and $8.2 million for the Austintown facility and the Dayton facility, respectively.

During the three months ended March 31, 2013, we spent approximately $21.9 million for capital maintenance expenditures, with $6.0 million at our Midwest segment, $6.9 million at our East/West segment, $6.4 million at our Southern Plains segment, and $2.6 million for Other. The majority of the capital maintenance expenditures were for slot machines and slot machine equipment.

Cash generated from operations and cash available under the revolving credit facility portion of our senior secured credit facility have funded our capital project and capital maintenance expenditures in 2013 to date.

Debt

Our senior secured credit facility had a gross outstanding balance of $2,278.1 million at March 31, 2013, consisting of a $1,028.8 million Term Loan A facility and a $1,249.3 million Term Loan B facility. No balances were outstanding on the revolving credit facility at March 31, 2013.  Additionally, at March 31, 2013, we were contingently obligated under letters of credit issued pursuant to the senior secured credit facility with face amounts aggregating $73.2 million, resulting in $711.8 million of available borrowing capacity as of March 31, 2013 under the revolving credit facility.

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

At March 31, 2013, we were in compliance with all required financial covenants.

Outlook

Based on our current level of operations and anticipated earnings growth, we believe that cash generated from operations and cash on hand, together with amounts available under our senior secured credit facility, will be adequate to meet our anticipated debt service requirements, capital expenditures and working capital needs for the foreseeable future. However, we cannot be certain that our business will generate sufficient cash flow from operations, that our anticipated earnings growth will be realized, or that future borrowings will be available under our senior secured credit facility or otherwise will be available to enable us to service our indebtedness, including the senior secured credit facility and the senior subordinated notes, to retire or redeem the senior subordinated notes when required or to make anticipated capital expenditures. In addition, we expect a majority of our future growth to come from acquisitions of gaming properties at reasonable valuations, greenfield projects, jurisdictional expansions and property expansion in under-penetrated markets. If we consummate significant acquisitions in the future or undertake any significant property expansions, our cash requirements may increase significantly and we may need to make additional borrowings or complete equity or debt financings to meet these requirements. Our future operating performance and our ability to service or refinance our debt will be subject to future economic conditions and to financial, business and other factors, many of which are beyond our control. See “Risk Factors—Risks Related to Our Capital Structure” in our Annual Report on Form 10-K for the year ended December 31, 2012 for a discussion of the risk related to our capital structure.

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

As discussed earlier in connection with our proposed Spin-Off, we will redeem our $325 million 8 3/4% senior subordinated notes and refinance our existing remaining debt obligations at the time of the Spin-Off and both the surviving operating gaming company, PNG, and GLPI will enter into new credit facilities.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The table below provides information at March 31, 2013 about our financial instruments that are sensitive to changes in interest rates. For debt obligations, the table presents notional amounts maturing during the period and the related weighted-average interest rates by maturity dates. Notional amounts are used to calculate the contractual payments to be exchanged by maturity date and the weighted-average interest rates are based on implied forward LIBOR rates at March 31, 2013.

	04/01/13 - 03/31/14	04/01/14 - 03/31/15	04/01/15 - 03/31/16	04/01/16 - 03/31/17	04/01/17 - 03/31/18	Thereafter	Total	Fair Value 03/31/13
				(in thousands)
Long-term debt:
Fixed rate	$—	$—	$—	$—	$—	$325,000	$325,000	$368,063
Average interest rate						8.75%

Variable rate	$88,275	$115,775	$122,650	$752,650	$12,650	$1,186,050	$2,278,050	$2,289,044
Average interest rate (1)	2.75%	2.95%	3.22%	3.38%	4.58%	4.77%

(1)                                 Estimated rate, reflective of forward LIBOR plus the spread over LIBOR applicable to variable-rate borrowing.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Controls and Procedures

The Company’s management, under the supervision and with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of March 31, 2013, which is the end of the period covered by this Quarterly Report on Form 10-Q. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well-designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2013 to ensure that information required to be disclosed by the Company in reports we file or submit under the Exchange Act is (i) recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the United States Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to the Company’s management, including the Company’s principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

There were no changes that occurred during the fiscal quarter covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonable likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1 — Legal Proceedings

Information in response to this Item is incorporated by reference to the information set forth in “Note 7: Commitments and Contingencies” in the Notes to the condensed consolidated financial statements in Part I of this Quarterly Report on Form 10-Q.

ITEM 1A — Risk Factors

We are not aware of any material changes to the risk factors described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

ITEM 2 — Unregistered Sales of Equity Securities and Use of Proceeds

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (1)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Program

January 1, 2013 - January 31, 2013	—	N/A	N/A	$160,158,751
February 1, 2013 - February 28, 2013	7,737	51.10	N/A	160,158,751
March 1, 2013 - March 31, 2013	—	N/A	N/A	160,158,751

(1)         In July 2008, the Company announced the Board of Directors authorized the repurchase of up to $200 million of the Company’s common stock.  This authorization has been increased and extended several times since 2008, and as of March 31, 2013, there remains available authorization of $160.2 million, which will expire at the Annual Meeting of Shareholders in 2013, unless otherwise extended or shortened by the Board of Directors.  The shares repurchased in the table above represent repurchases of shares from employees who surrendered a portion of their shares received through the Company’s stock based compensation plans to cover their associated minimum income tax liabilities.

ITEM 3 — Defaults upon Senior Securities

Not applicable.

ITEM 4 — Mine Safety Disclosures

Not applicable.

ITEM 5 — Other information

Not applicable.

ITEM 6. EXHIBITS

Exhibit	Description of Exhibit

10.1*	Penn National Gaming, Inc. Deferred Compensation Plan as amended.

31.1*	CEO Certification pursuant to rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

31.2*	CFO Certification pursuant to rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

32.1*	CEO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	CFO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Balance Sheets at March 31, 2013 and December 31, 2012, (ii) the Condensed Consolidated Statements of Income for the three months ended March 31, 2013 and 2012, (iii) the Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2013 and 2012, (iv) the Condensed Consolidated Statements of Changes in Shareholders’ Equity for the three months ended March 31, 2013 and 2012, (v) the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2013 and 2012 and (vi) the notes to the Condensed Consolidated Financial Statements, tagged as blocks of text.

*                                         Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PENN NATIONAL GAMING, INC.

May 3, 2013	By:	/s/ William J. Clifford
William J. Clifford
Senior Vice President Finance and Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit	Description of Exhibit

10.1*	Penn National Gaming, Inc. Deferred Compensation Plan as amended.

31.1*	CEO Certification pursuant to rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

31.2*	CFO Certification pursuant to rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

32.1*	CEO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	CFO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Balance Sheets at March 31, 2013 and December 31, 2012, (ii) the Condensed Consolidated Statements of Income for the three months ended March 31, 2013 and 2012, (iii) the Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2013 and 2012, (iv) the Condensed Consolidated Statements of Changes in Shareholders’ Equity for the three months ended March 31, 2013 and 2012, (v) the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2013 and 2012 and (vi) the notes to the Condensed Consolidated Financial Statements, tagged as blocks of text.

*                                         Filed herewith.