Form 10-Q
period 2013-06-30
PENN NATIONAL GAMING INC
filed 2013-08-02
CIK 921738

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title	Outstanding as of July 26, 2013
Common Stock, par value $.01 per share	78,892,597 (includes 381,245 shares of restricted stock)

This document contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  Actual results may vary materially from expectations.  Although Penn National Gaming, Inc. and its subsidiaries (collectively, the “Company”) believe that our expectations are based on reasonable assumptions within the bounds of our knowledge of our business and operations, there can be no assurance that actual results will not differ materially from our expectations.  Meaningful factors that could cause actual results to differ from expectations include, but are not limited to, risks related to the following: the proposed separation of a newly formed publicly traded real estate investment trust which will be named Gaming and Leisure Properties, Inc. (“GLPI”) from the Company (the “Spin-Off”), including our ability to timely receive all necessary consents and approvals, the anticipated timing of the proposed separation, the expected tax treatment of the proposed transaction, the ability of each of the post spin Company and GLPI to conduct and expand their respective businesses following the proposed spin-off, and the diversion of management’s attention from traditional business concerns, our ability to raise the capital necessary to finance the spin-off, including the redemption of our existing debt and preferred stock obligations, the anticipated cash portion of GLPI’s special earnings and profit dividend and transaction costs; our ability to obtain timely regulatory approvals required to own, develop and/or operate our facilities, or other delays or impediments to completing our planned acquisitions or projects, including favorable resolution of any related litigation, including the ongoing appeal by the Ohio Roundtable addressing the legality of video lottery terminals and the exemption of casinos from the commercial activity tax in Ohio; our ability to secure state and local permits and approvals necessary for construction; construction factors, including delays, unexpected remediation costs, local opposition and increased cost of labor and materials; our ability to successfully integrate Harrah’s St. Louis into our existing business; our ability to reach agreements with the thoroughbred and harness horseman in Ohio in connection with the proposed relocations and to otherwise maintain agreements with our horseman, pari-mutuel clerks and other organized labor groups; with respect to the proposed Jamul, CA project, particular risks associated with securing financing, local opposition, and building a complex project on a relatively small parcel; with respect to the Tewksbury, MA project, particular risks associated with local opposition and local permitting, surrounding community agreements and a local ballot measure; the passage of state, federal or local legislation (including referenda) that would expand, restrict, further tax, prevent or negatively impact operations in or adjacent to the jurisdictions in which we do or seek to do business (such as a smoking ban at any of our facilities); the effects of local and national economic, credit, capital market, housing, and energy conditions on the economy in general and on the gaming and lodging industries in particular; the activities of our competitors and the rapid emergence of new competitors (traditional, internet based and sweepstakes based); increases in the effective rate of taxation at any of our properties or at the corporate level; our ability to identify attractive acquisition and development opportunities and to agree to terms with partners for such transactions; the costs and risks involved in the pursuit of such opportunities and our ability to complete the acquisition or development of, and achieve the expected returns from, such opportunities; our expectations for the continued availability and cost of capital; the outcome of pending legal proceedings; changes in accounting standards; our dependence on key personnel; the impact of terrorism and other international hostilities; the impact of weather; and other factors as discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, subsequent Quarterly Reports on Form 10-Q and Current Reports on Form 8-K as filed with the United States Securities and Exchange Commission.  The Company does not intend to update publicly any forward-looking statements except as required by law.

PENN NATIONAL GAMING, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Penn National Gaming, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

	June 30,	December 31,
	2013	2012
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$235,135	$260,467
Receivables, net of allowance for doubtful accounts of $4,272 and $3,901 at June 30, 2013 and December 31, 2012, respectively	52,135	53,720
Insurance receivable	210	—
Prepaid expenses	65,482	94,620
Deferred income taxes	36,674	39,793
Other current assets	11,646	38,540
Total current assets	401,282	487,140
Property and equipment, net	2,678,003	2,730,797
Other assets
Investment in and advances to unconsolidated affiliates	201,547	204,506
Goodwill	1,309,413	1,380,689
Other intangible assets, net	698,467	706,477
Debt issuance costs, net of accumulated amortization of $15,636 and $11,462 at June 30, 2013 and December 31, 2012, respectively	31,761	35,999
Other assets	112,897	98,449
Total other assets	2,354,085	2,426,120
Total assets	$5,433,370	$5,644,057

Liabilities
Current liabilities
Current maturities of long-term debt	$82,594	$81,497
Accounts payable	25,256	38,268
Accrued expenses	102,821	133,316
Accrued interest	19,831	21,872
Accrued salaries and wages	80,567	96,426
Gaming, pari-mutuel, property, and other taxes	65,857	55,610
Insurance financing	8,125	3,856
Other current liabilities	71,997	68,774
Total current liabilities	457,048	499,619

Long-term liabilities
Long-term debt, net of current maturities	2,393,606	2,649,073
Deferred income taxes	223,004	216,357
Noncurrent tax liabilities	23,044	20,393
Other noncurrent liabilities	7,050	7,686
Total long-term liabilities	2,646,704	2,893,509

Shareholders’ equity
Preferred stock ($.01 par value, 1,000,000 shares authorized, 12,050 and 12,275 shares issued and outstanding at June 30, 2013 and December 31, 2012, respectively)	—	—
Common stock ($.01 par value, 200,000,000 shares authorized, 78,854,790 and 77,446,601 shares issued at June 30, 2013 and December 31, 2012, respectively)	780	769
Additional paid-in capital	1,479,945	1,451,965
Retained earnings	848,264	795,173
Accumulated other comprehensive income	629	3,022
Total shareholders’ equity	2,329,618	2,250,929
Total liabilities and shareholders’ equity	$5,433,370	$5,644,057

See accompanying notes to the condensed consolidated financial statements.

Penn National Gaming, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(in thousands, except per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Revenues
Gaming	$679,829	$634,846	$1,397,754	$1,290,923
Food, beverage and other	121,044	109,955	242,904	222,863
Management service fee	3,667	3,614	6,714	7,057
Revenues	804,540	748,415	1,647,372	1,520,843
Less promotional allowances	(43,169)	(35,864)	(87,755)	(72,233)
Net revenues	761,371	712,551	1,559,617	1,448,610
Operating expenses
Gaming	341,889	330,875	703,907	671,044
Food, beverage and other	88,910	84,985	179,175	172,789
General and administrative	128,730	115,251	264,307	231,248
Depreciation and amortization	80,615	56,791	157,686	110,128
Impairment losses	71,846	—	71,846	—
Insurance deductible charges, net of recoveries	2,500	(3,366)	2,500	(7,229)
Total operating expenses	714,490	584,536	1,379,421	1,177,980
Income from operations	46,881	128,015	180,196	270,630

Other income (expenses)
Interest expense	(27,060)	(17,823)	(54,984)	(35,866)
Interest income	343	246	605	465
Gain from unconsolidated affiliates	3,821	1,054	5,542	2,739
Other	2,402	1,474	3,066	471
Total other expenses	(20,494)	(15,049)	(45,771)	(32,191)

Income from operations before income taxes	26,387	112,966	134,425	238,439
Taxes on income	38,567	46,299	81,334	93,153
Net (loss) income	$(12,180)	$66,667	$53,091	$145,286

(Loss) earnings per common share:
Basic (loss) earnings per common share	$(0.16)	$0.70	$0.55	$1.54
Diluted (loss) earnings per common share	$(0.16)	$0.63	$0.51	$1.37

See accompanying notes to the condensed consolidated financial statements.

Penn National Gaming, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income

(in thousands) (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Net (loss) income	$(12,180)	$66,667	$53,091	$145,286
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustment during the period	(608)	(455)	(999)	(167)
Change in fair value of corporate debt securities
Unrealized holding gains (losses) on corporate debt securities arising during the period	—	155	(98)	85
Less: Reclassification adjustments for gains included in net income	(1,296)	—	(1,296)	—
Change in fair value of corporate debt securities, net	(1,296)	155	(1,394)	85
Other comprehensive loss	(1,904)	(300)	(2,393)	(82)
Comprehensive (loss) income	$(14,084)	$66,367	$50,698	$145,204

See accompanying notes to the condensed consolidated financial statements.

Penn National Gaming, Inc. and Subsidiaries

Condensed Consolidated Statements of Changes in Shareholders’ Equity

(in thousands, except share data) (unaudited)

	Preferred Stock		Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Income	Equity
Balance, December 31, 2011	12,275	$—	76,213,126	$756	$1,385,355	$583,202	$2,318	$1,971,631
Stock option activity, including tax benefit of $2,096	—	—	380,576	4	24,085	—	—	24,089
Restricted stock activity, including tax benefit of $382	—	—	(4,076)	—	2,230	—	—	2,230
Change in fair value of corporate debt securities	—	—	—	—	—	—	85	85
Foreign currency translation adjustment	—	—	—	—	—	—	(167)	(167)
Net income	—	—	—	—	—	145,286	—	145,286
Balance, June 30, 2012	12,275	$—	76,589,626	$760	$1,411,670	$728,488	$2,236	$2,143,154

Balance, December 31, 2012	12,275	$—	77,446,601	$769	$1,451,965	$795,173	$3,022	$2,250,929
Repurchase of preferred stock	(225)	—	—	—	(22,275)	—	—	(22,275)
Stock option activity, including tax benefit of $4,920	—	—	1,159,426	11	48,563	—	—	48,574
Restricted stock activity, including tax benefit of $840	—	—	248,763	—	1,692	—	—	1,692
Change in fair value of corporate debt securities	—	—	—	—	—	—	(1,394)	(1,394)
Foreign currency translation adjustment	—	—	—	—	—	—	(999)	(999)
Net income	—	—	—	—	—	53,091	—	53,091
Balance, June 30, 2013	12,050	$—	78,854,790	$780	$1,479,945	$848,264	$629	$2,329,618

See accompanying notes to the condensed consolidated financial statements.

Penn National Gaming, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(in thousands) (unaudited)

Six Months Ended June 30,	2013	2012
Operating activities
Net income	$53,091	$145,286
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	157,686	110,128
Amortization of items charged to interest expense	4,300	3,290
Accretion of settlement value on long term obligation	1,217	—
Loss (gain) on sale of fixed assets	2,675	(1,037)
Hollywood St. Louis tornado deductible charges	2,500	—
Gain from unconsolidated affiliates	(5,542)	(2,739)
Distributions of earnings from unconsolidated affiliates	9,000	—
Deferred income taxes	10,720	(14,383)
Charge for stock-based compensation	11,701	15,307
Impairment losses	71,846	—
Gain on investment in corporate debt securities	(1,325)	—
(Increase) decrease, net of businesses acquired
Accounts receivable	(188)	(505)
Insurance receivable	(510)	1,072
Prepaid expenses and other current assets	31,614	11,316
Other assets	(23,330)	(5,191)
(Decrease) increase, net of businesses acquired
Accounts payable	(3,272)	(2,647)
Accrued expenses	(30,990)	(7,026)
Accrued interest	(2,041)	(646)
Accrued salaries and wages	(15,605)	(9,895)
Gaming, pari-mutuel, property and other taxes	10,247	(4,008)
Income taxes	—	(15,278)
Other current and noncurrent liabilities	3,552	4,506
Other noncurrent tax liabilities	4,084	3,336
Net cash provided by operating activities	291,430	230,886
Investing activities
Capital project expenditures, net of reimbursements	(70,771)	(201,948)
Capital maintenance expenditures	(45,846)	(52,230)
Proceeds from sale of property and equipment	2,818	2,803
Proceeds from investment in corporate debt securities	6,679	—
Investment in joint ventures	(500)	(39,600)
Decrease in cash in escrow	26,000	15,500
Acquisition of gaming licenses, net of acquisition of businesses	(52)	(50,000)
Net cash used in investing activities	(81,672)	(325,475)
Financing activities
Proceeds from exercise of options	32,805	8,534
Repurchase of preferred stock	(22,275)	—
Proceeds from issuance of long-term debt, net of issuance costs	20,064	151,932
Principal payments on long-term debt	(275,713)	(93,305)
Proceeds from insurance financing	15,306	—
Payments on insurance financing	(11,037)	(9,364)
Tax benefit from stock options exercised	5,760	2,478
Net cash (used in) provided by financing activities	(235,090)	60,275
Net decrease in cash and cash equivalents	(25,332)	(34,314)
Cash and cash equivalents at beginning of year	260,467	238,440
Cash and cash equivalents at end of period	$235,135	$204,126

Supplemental disclosure
Interest expense paid, net of amounts capitalized	$52,020	$33,035
Income taxes paid	$28,248	$115,054

See accompanying notes to the condensed consolidated financial statements.

Penn National Gaming, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

1.  Organization and Basis of Presentation

Penn National Gaming, Inc. (“Penn”) and subsidiaries (collectively, the “Company”) is a diversified, multi-jurisdictional owner and manager of gaming and pari-mutuel properties. As of June 30, 2013, the Company owned, managed, or had ownership interests in twenty-nine facilities in the following nineteen jurisdictions: Colorado, Florida, Illinois, Indiana, Iowa, Kansas, Louisiana, Maine, Maryland, Mississippi, Missouri, Nevada, New Jersey, New Mexico, Ohio, Pennsylvania, Texas, West Virginia and Ontario. However, on July 1, 2013, the Company sold its Bullwhackers property located in Colorado and no longer has any operations in the state.

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

Operating results for the six months ended June 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013. The notes to the consolidated financial statements contained in the Annual Report on Form 10-K for the year ended December 31, 2012 should be read in conjunction with these condensed consolidated financial statements.  The December 31, 2012 financial information has been derived from the Company’s audited consolidated financial statements.

2.  Proposed Spin-Off of Real Estate Assets through a Real Estate Investment Trust

On November 15, 2012, the Company announced that it intends to pursue a plan to separate the majority of its operating assets and real property assets into two publicly traded companies including an operating entity, Penn National Gaming (“PNG”), and, through a tax-free spin-off of its real estate assets to holders of its common and preferred stock, a newly formed publicly traded real estate investment trust (“REIT”) named Gaming and Leisure Properties, Inc. (“GLPI”), subject to required gaming regulatory body approvals and other contingencies noted below (the “Spin-Off”).

A REIT is not permitted to retain earnings and profits (“E&P”) accumulated during the years when the company or its predecessor was taxed as a regular C corporation. For GLPI to elect REIT status, GLPI must distribute to its shareholders its undistributed E&P attributable to taxable periods prior to its REIT election. The Company currently estimates that, if GLPI were to elect REIT status as of January 1, 2014, the aggregate amount of the special E&P taxable dividend would be approximately $1.05 billion. The dividend will be paid in a combination of cash and GLPI common stock, with at least 20% being paid in cash and the remainder in GLPI common stock.

Upon satisfaction or waiver of conditions to the Spin-Off, Penn will effect the Spin-Off by distributing one share of common stock of GLPI to the holders of Penn common stock and Series C Convertible Preferred Stock (“Series C”) for every share of Penn common stock and every 1/1000th of a share of Series C that they hold at the close of business on the record date for the Spin-Off. See Note 11 for further information on the Series C.  Additionally, certain members of the “Carlino Group,” which consists of Peter M. Carlino and the Carlino Family Trust and the beneficiaries thereof, will receive (i) additional shares of GLPI common stock, in exchange for shares of Penn common stock that they will transfer to Penn immediately prior to the Spin-Off and/or (ii) options to acquire GLPI common stock, in exchange for options to acquire Penn common stock, which options will be issued/tendered following the Spin-Off. Penn will engage in either or both of these exchanges with the Carlino Group to ensure that they collectively own less than 10%, as required for GLPI to qualify as a REIT, of the outstanding shares of Penn common stock.

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

The completion of the proposed Spin-Off is contingent, among other things, on receipt of regulatory approvals, the receipt of final approval by Penn’s Board of Directors, execution of definitive documentation, the receipt of legal and accounting opinions, raising significant amounts of capital to finance the transaction, and other customary conditions. In addition, although the Carlino Group has agreed in principle to effect the exchanges mentioned above at a specified valuation, neither the Carlino Group nor the independent directors of Penn, on behalf of Penn, have entered into definitive documentation regarding the exchanges and no assurance can be made that such definitive documentation will be executed and delivered. The Company may, at any time and for any reason until the proposed Spin-Off is complete, abandon the Spin-Off or modify or change the terms of the Spin-Off.

GLPI has filed a preliminary registration statement on Form S-11 (File No. 333-188608) with the Securities and Exchange Commission for the proposed transaction.  Investors are encouraged to read the registration statement because it contains more complete information about GLPI and its separation from the Company including financial information and disclosures regarding GLPI’s capital structure, senior management and relationship with the Company as well as a detailed description of the conditions that must be satisfied in order to proceed with the proposed transaction, including, without limitation, the continuing validity of the factual representations underlying the private letter ruling, the completion of the financings needed to fund each of the public companies and the successful completion of the gaming and racing regulatory approval process.  Subject to satisfaction of the applicable conditions, the Company is planning to consummate the separation in the fourth quarter of 2013.

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

The amounts included in promotional allowances for the three and six months ended June 30, 2013 and 2012 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(in thousands)
Rooms	$8,993	$6,265	$18,312	$12,559
Food and beverage	31,232	27,236	63,722	54,715
Other	2,944	2,363	5,721	4,959
Total promotional allowances	$43,169	$35,864	$87,755	$72,233

The estimated cost of providing such complimentary services for the three and six months ended June 30, 2013 and 2012 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(in thousands)
Rooms	$3,121	$2,307	$6,360	$4,663
Food and beverage	21,119	18,175	43,098	36,655
Other	1,383	1,429	3,027	2,951
Total cost of complimentary services	$25,623	$21,911	$52,485	$44,269

Gaming and Racing Taxes

The Company is subject to gaming and pari-mutuel taxes based on gross gaming revenue and pari-mutuel revenue in the jurisdictions in which it operates. The Company primarily recognizes gaming and pari-mutuel tax expense based on the statutorily required percentage of revenue that is required to be paid to state and local jurisdictions in the states where or in which wagering occurs. In certain states in which the Company operates, gaming taxes are based on graduated rates. The Company records gaming tax expense at the Company’s estimated effective gaming tax rate for the year, considering estimated taxable gaming revenue and the applicable rates. Such estimates are adjusted each interim period. If gaming tax rates change during the year, such changes are applied prospectively in the determination of gaming tax expense in future interim periods. Finally, the Company recognizes purse expense based on the statutorily required percentage of revenue that is required to be paid out in the form of purses to the winning owners of horseraces run at the Company’s racetracks in the period in which wagering occurs. For the three and six months ended June 30, 2013, these expenses, which are recorded primarily within gaming expense in the condensed consolidated statements of operations, were $267.0 million and $549.0 million, respectively, as compared to $266.6 million and $543.5 million for the three and six months ended June 30, 2012.

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

At June 30, 2013, the Company had outstanding 12,050 shares of Series B Redeemable Preferred Stock (the “Preferred Stock”), which the Company determined qualified as a participating security as defined in ASC 260. Under ASC 260, a security is considered a participating security if the security may participate in undistributed earnings with common stock, whether that participation is conditioned upon the occurrence of a specified event or not. In accordance with ASC 260, a company is required to use the two-class method when computing EPS when a company has a security that qualifies as a “participating security.” The two-class method is an earnings allocation formula that determines EPS for each class of common stock and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings. A participating security is included in the computation of basic EPS using the two-class method. Under the two-class method, basic EPS for the Company’s common stock is computed by dividing net income applicable to common stock by the weighted-average common shares outstanding during the period. Diluted EPS for the Company’s common stock is computed using the more dilutive of the two-class method or the if-converted method.

Since the Company reported a net loss for the three months ended June 30, 2013, it was required by ASC 260 to use basic weighted-average common shares outstanding, rather than diluted weighted-average common shares outstanding, when calculating diluted EPS for the three months ended June 30, 2013. In addition, since the Company reported a loss from operations for the three months ended June 30, 2013, the Preferred Stock was not deemed to be a participating security for the three months ended June 30,

2013, pursuant to ASC 260 as the Preferred Stock is not obligated to participate in the losses of the Company. The basic weighted-average common shares outstanding for the three months ended June 30, 2013 were 78,306,436.

The following table sets forth the allocation of net income for the three months ended June 30, 2012 and six months ended June 30, 2013 and 2012 under the two-class method:

	Three Months Ended June 30,	Six Months Ended June 30,
	2012	2013	2012
	(in thousands)

Net income	$66,667	$53,091	$145,286
Net income applicable to preferred stock	12,914	9,983	28,183
Net income applicable to common stock	$53,753	$43,108	$117,103

The following table reconciles the weighted-average common shares outstanding used in the calculation of basic EPS to the weighted-average common shares outstanding used in the calculation of diluted EPS for the three months ended June 30, 2012 and six months ended June 30, 2013 and 2012:

	Three Months Ended June 30,	Six Months Ended June 30,
	2012	2013	2012
	(in thousands)
Determination of shares:
Weighted-average common shares outstanding	76,257	77,932	76,126
Assumed conversion of dilutive employee stock-based awards	2,453	3,058	2,325
Assumed conversion of restricted stock	142	92	146
Assumed conversion of preferred stock	27,278	22,850	27,278
Diluted weighted-average common shares outstanding	106,130	103,932	105,875

The Company is required to adjust its diluted weighted-average common shares outstanding for the purpose of calculating diluted EPS as follows: 1) when the average price of the Company’s common stock at the end of the reporting period is less than $45, the diluted weighted-average common shares outstanding is increased by 26,777,778 shares (regardless of how much the stock price is below $45); 2) when the average price of the Company’s common stock at the end of the reporting period is between $45 and $67, the diluted weighted-average common shares outstanding is increased by an amount which can be calculated by dividing $1.205 billion (face value) by the current price per share of the Company’s common stock, which will result in an increase in the diluted weighted-average common shares outstanding of between 17,985,075 shares and 26,777,778 shares; and 3) when the average price of the Company’s common stock at the end of the reporting period is above $67, the diluted weighted-average common shares outstanding is increased by 17,985,075 shares (regardless of how much the stock price exceeds $67). See Note 11 for discussion of the proposed Spin-Off’s potential future impact on the calculation of diluted weighted-average common shares outstanding.

Options to purchase 10,638,637 shares were outstanding during the three months ended June 30, 2013, but were not included in the computation of diluted EPS because they are antidilutive since the Company reported a loss from operations for the three months ended June 30, 2013. Options to purchase 99,625 shares were outstanding during the six months ended June 30, 2013, but were not included in the computation of diluted EPS because they were antidilutive. Options to purchase 1,700,528 shares and 3,125,403 shares were outstanding during the three and six months ended June 30, 2012, respectively, but were not included in the computation of diluted EPS because they were antidilutive.

The following table presents the calculation of basic and diluted EPS for the Company’s common stock:

	Three Months Ended June 30,	Six Months Ended June 30,
	2012	2013	2012
	(in thousands, except per share data)

Calculation of basic EPS:
Net income applicable to common stock	$53,753	$43,108	$117,103
Weighted-average common shares outstanding	76,257	77,932	76,126
Basic EPS	$0.70	$0.55	$1.54

Calculation of diluted EPS:
Net income	$66,667	$53,091	$145,286
Diluted weighted-average common shares outstanding	106,130	103,932	105,875
Diluted EPS	$0.63	$0.51	$1.37

Stock-Based Compensation

The Company accounts for stock compensation under ASC 718, “Compensation-Stock Compensation,” which requires the Company to expense the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. Stock based compensation expense for the three and six months ended June 30, 2013 was $5.4 million and $11.7 million, respectively, as compared to $7.4 million and $15.3 million for the three and six months ended June 30, 2012, respectively.  This expense is recognized ratably over the requisite service period following the date of grant.

The fair value for stock options was estimated at the date of grant using the Black-Scholes option-pricing model, which requires management to make certain assumptions. The risk-free interest rate was based on the U.S. Treasury spot rate with a term equal to the expected life assumed at the date of grant. Expected volatility was estimated based on the historical volatility of the Company’s stock price over a period of 6.57 years, in order to match the expected life of the options at the grant date. Historically, at the grant date, there has been no expected dividend yield assumption since the Company has not paid any cash dividends on its common stock since its initial public offering in May 1994 and since the Company intends to retain all of its earnings to finance the development of its business for the foreseeable future. The weighted-average expected life was based on the contractual term of the stock option and expected employee exercise dates, which was based on the historical and expected exercise behavior of the Company’s employees. Forfeitures are estimated at the date of grant based on historical experience.  No stock options were granted by the Company during the six months ended June 30, 2013, however, the Company granted 256,500 shares of restricted stock during this same time period.

The Company has also issued cash-settled phantom stock unit awards, which vest over a period of four to five years.  Cash-settled phantom stock unit awards entitle employees and directors to receive cash based on the fair value of the Company’s common stock on the vesting date. These phantom stock unit awards are accounted for as liability awards and are re-measured at fair value each reporting period until they become vested with compensation expense being recognized over the requisite service period in accordance with ASC 718-30, “Compensation—Stock Compensation, Awards Classified as Liabilities.” As of June 30, 2013, there was $27.6 million of total unrecognized compensation cost that will be recognized over the grants remaining weighted average vesting period of 3.08 years. For the three and six months ended June 30, 2013, the Company recognized $2.2 million and $5.0 million of compensation expense associated with these awards, respectively, as compared to $1.3 million and $2.5 million for the three and six months ended June 30, 2012, respectively.

Additionally, the Company has issued stock appreciation rights to certain employees, which vest over a period of four years.  The Company’s stock appreciation rights are accounted for as liability awards since they will be settled in cash. The fair value of these awards is calculated during each reporting period and estimated using the Black-Scholes option pricing model based on the various inputs discussed below. As of June 30, 2013, there was $11.2 million of total unrecognized compensation cost that will be recognized over the awards remaining weighted average vesting period of 2.28 years. For the three and six months ended June 30, 2013, the Company recognized $0.9 million and $3.7 million of compensation expense associated with these awards, respectively, as compared to $1.1 million and $2.5 million for the three and six months ended June 30, 2012, respectively.

The following are the weighted-average assumptions used in the Black-Scholes option-pricing model at June 30, 2013 and 2012:

	2013	2012

Risk-free interest rate	1.08%	0.84%
Expected volatility	46.27%	45.78%
Dividend yield	—	—
Weighted-average expected life (years)	6.57	6.64
Forfeiture rate	5.00%	5.00%

4.  New Accounting Pronouncements

In February 2013, the FASB finalized the disclosure requirements on how entities should present financial information about reclassification adjustments from accumulated other comprehensive income. The standard requires that companies present either in a single note or parenthetically on the face of the financial statements, the effect of significant amounts reclassified from each component of accumulated other comprehensive income based on its source and the income statement line items affected by the reclassification. If a component is not required to be reclassified to net income in its entirety, companies would instead cross reference to the related footnote for additional information. The disclosures required by this amendment are effective for public entities for annual and interim reporting periods beginning after December 15, 2012. The Company adopted the guidance as of January 1, 2013. Other than the additional disclosure requirements shown below, the adoption of this guidance did not have an impact on the Company’s condensed consolidated financial statements.

The net of tax changes in accumulated other comprehensive income by component were as follows (in thousands):

	Foreign Currency	Available for sale securities	Total

Balance at December 31, 2011	$1,203	$1,115	$2,318
Other comprehensive (loss) income:
Foreign currency translation adjustment	(167)	—	(167)
Unrealized holding gains on corporate debt securities	—	85	85
Ending balance at June 30, 2012	$1,036	$1,200	$2,236

Balance at December 31, 2012	$1,628	$1,394	$3,022
Other comprehensive (loss) income:
Foreign currency translation adjustment	(999)	—	(999)
Unrealized holding losses on corporate debt securities	—	(98)	(98)
Realized gain on redemption of corporate debt securities	—	(1,296)	(1,296)
Ending balance at June 30, 2013	$629	$—	$629

5.  Property and Equipment

Property and equipment, net, consists of the following:

	June 30,	December 31,
	2013	2012
	(in thousands)

Land and improvements	$438,648	$442,882
Building and improvements	2,312,637	2,283,230
Furniture, fixtures, and equipment	1,290,690	1,240,898
Leasehold improvements	17,188	17,229
Construction in progress	44,988	30,531
Total property and equipment	4,104,151	4,014,770
Less accumulated depreciation	(1,426,148)	(1,283,973)
Property and equipment, net	$2,678,003	$2,730,797

Depreciation expense, for property and equipment, totaled $75.5 million and $151.7 million for the three and six months ended June 30, 2013, respectively, as compared to $56.7 million and $109.9 million for the three and six months ended June 30, 2012, respectively.  Interest capitalized in connection with major construction projects was $0.3 million and $0.4 million for the three and six months ended June 30, 2013, respectively, as compared to $3.0 million and $5.9 million for the three and six months ended June 30, 2012, respectively.

6.  Goodwill and Other Intangible Assets

A reconciliation of goodwill and accumulated goodwill impairment losses is as follows (in thousands):

Balance at December 31, 2012:
Goodwill	$2,214,546
Accumulated goodwill impairment losses	(833,857)
Goodwill, net	$1,380,689
Goodwill impairment losses	(68,727)
Other	(2,549)
Balance at June 30, 2013:
Goodwill	$2,211,997
Accumulated goodwill impairment losses	(902,584)
Goodwill, net	$1,309,413

The table below presents the gross carrying value, accumulated amortization, and net book value of each major class of other intangible assets at June 30, 2013 and December 31, 2012:

	June 30, 2013			December 31, 2012
	(in thousands)
	Gross Carrying Value	Accumulated Amortization	Net Book Value	Gross Carrying Value	Accumulated Amortization	Net Book Value
Indefinite-life intangible assets	$676,968	$—	$676,968	$675,901	$—	$675,901
Argosy Casino Sioux City gaming license	20,949	4,190	16,759	24,068	—	24,068
Other intangible assets	56,661	51,921	4,740	56,661	50,153	6,508
Total	$754,578	$56,111	$698,467	$756,630	$50,153	$706,477

As a result of a new gaming license being awarded for the development of a new casino in Sioux City, Iowa to another applicant in April 2013 (see Note 9 for further details), the Company recorded a pre-tax goodwill and other intangible asset impairment charge of $68.7 million ($68.6 million, net of taxes) and $3.1 million ($1.9 million, net of taxes), respectively, for Argosy Casino Sioux City during the three months ended June 30, 2013, as the Company determined that the fair value of its Sioux City reporting unit was less than its carrying amount based on the Company’s analysis of the estimated future expected cash flows the Company anticipates receiving from the operations of the Sioux City facility. Furthermore, the remaining gaming license for Argosy Casino Sioux City of $20.9 million at time of the impairment is now accounted for as a definite lived intangible asset and will be amortized on a straight line basis through June 2014, which is the anticipated opening date of the new facility.

The Company’s intangible asset amortization expense was $5.1 million and $6.0 million for the three and six months ended June 30, 2013, respectively, as compared to $40 thousand and $0.2 million for the three and six months ended June 30, 2012, respectively.

The following table presents expected intangible asset amortization expense based on existing intangible assets at June 30, 2013 (in thousands):

Remainder of 2013	$10,148
2014	11,332
2015	19
Total	$21,499

7.  Investment in Corporate Securities

In 2008, the Company made an investment in the corporate debt securities of another gaming company which had a maturity date of November 1, 2012. This investment was accounted for as an available-for-sale investment and was included in other assets within the consolidated balance sheet.  During 2010, the issuer of the security went into default on its obligations as it ceased making interest payments and the security was downgraded by certain rating agencies. As a result, in 2010, the Company wrote down the investment to its fair value, which was based on the transaction prices of the security subsequent to when the issuer defaulted on its obligations. In April 2011, the issuer of the security declared bankruptcy. In the second quarter of 2013, the Company received a distribution of $6.7 million from the finalization of bankruptcy proceedings, which resulted in the recognition of a $1.3 million realized gain included in other income (expenses) within the condensed consolidated statements of operations for the three and six months ended June 30, 2013.

8.  Long-term Debt

Long-term debt, net of current maturities, is as follows:

	June 30,	December 31,
	2013	2012
	(in thousands)

Senior secured credit facility	$2,139,300	$2,394,963
$325 million 8 ¾% senior subordinated notes due August 2019	325,000	325,000
Other long-term obligations	11,217	10,000
Capital leases	2,061	2,111
	2,477,578	2,732,074
Less current maturities of long-term debt	(82,594)	(81,497)
Less discount on senior secured credit facility Term Loan B	(1,378)	(1,504)
	$2,393,606	$2,649,073

The following is a schedule of future minimum repayments of long-term debt as of June 30, 2013 (in thousands) (which does not contemplate the redemption of debt obligations that are anticipated to occur in connection with the proposed Spin-Off):

Within one year	$82,594
1-3 years	192,711
3-5 years	751,463
Over 5 years	1,450,810
Total minimum payments	$2,477,578

Senior Secured Credit Facility

The Company’s senior secured credit facility had a gross outstanding balance of $2,139.3 million at June 30, 2013, consisting of a $1,015.0 million Term Loan A facility and a $1,124.3 million Term Loan B facility.  No balances were outstanding on the revolving credit facility at June 30, 2013.  Additionally, at June 30, 2013, the Company was contingently obligated under letters of credit issued pursuant to the senior secured credit facility with face amounts aggregating $73.3 million, resulting in $711.7 million of available borrowing capacity as of June 30, 2013 under the revolving credit facility.  The Company made payments of $128.2 million against its Term Loan B facility during 2013.

Other Long-Term Obligations

In September 2012, the Company received $10 million under a subscription agreement entered into between A3 Gaming Investments, LLC, an investment vehicle owned by the previous owner of the M Resort (“A3 Gaming Investments”), and LV Gaming Ventures, LLC, a wholly-owned subsidiary of the Company and holder of the assets of the M Resort (“LV Gaming Ventures”). The subscription agreement entitles A3 Gaming Investments to invest in a limited liability membership interest in LV Gaming Ventures which matures on October 1, 2016. The investment entitles A3 Gaming Investments to annual payments and a settlement value based on the earnings levels of the M Resort. In accordance with ASC 480, “Distinguishing Liabilities from Equity,” the Company determined that this obligation is a financial instrument and as such should be recorded as a liability within debt. Changes in the settlement value, if any, will be accreted to interest expense through the maturity date of the instrument. During the six months ended June 30, 2013, the Company recorded $1.2 million in accretion on this instrument.

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

At June 30, 2013, the Company was in compliance with all required covenants.

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

Gaming licenses in Iowa are typically issued jointly to a gaming operator and a local charitable organization known as a QSO. The agreement between the Company’s gaming operator subsidiary in Iowa, Belle of Sioux City, L.P. (“Belle”), and its QSO, Missouri River Historical Development, Inc. (“MRHD”), expired in early July 2012. On July 12, 2012, when presented with an extension of the Company’s QSO/operating agreement for the Sioux City facility through March 2015, the Iowa Racing and Gaming Commission (“IRGC”) failed to approve the extension and urged a shorter extension. In mid-August 2012, MRHD offered a revised contract to the Company that would require a yearly renewal from the IRGC and stated that MHRD would be able to continue searching for an operator for a new land-based casino. The Company rejected this contract offer and at the August 23, 2012 IRGC meeting urged the IRGC to reconsider the original extension offer through March 2015. The IRGC did not act on this request and, concluded that the casino can continue to operate without an effective operating agreement. The IRGC also announced at the July 12, 2012 meeting the schedule for requests for proposals for a new land-based Woodbury County casino. Applications and financing proposals were due by November 5, 2012. The Company submitted two proposals for a new gaming and entertainment destination in Woodbury County for the IRGC’s consideration. On April 18, 2013, the IRGC awarded the license to another gaming operator. The IRGC has indicated that it intends to permit the Company to continue operations at its Sioux City facility until such time as the new casino opens to the public, but not beyond. The Company is currently reviewing all of its options and will maintain an open dialogue with members of the IRGC, Sioux City officials, and its employees regarding the IRGC’s decision. The Belle has filed four lawsuits against the IRGC’s recent actions, namely refusing to consider the Belle’s request to replace MRHD with another non-profit partner and opening up the gaming license to bidding for a land-based casino, its failure to approve the 2015 extension agreement and any extension, announcing a process would be instituted to revoke the Belle’s license, and its selection of another gaming operator. In addition, the Belle filed suit against MRHD for a breach of contract and seeking to enjoin MRHD from disavowing the 2015 extension agreement it signed and the exclusivity obligations in the agreement. The injunction request was denied on October 29, 2012.  A trial has been scheduled to begin in April 2014. Additionally, in June 2013, the Company filed a petition to request the appointment of a third party to receive and hold or distribute the funds to be paid to MRHD (for which oral argument was held in July 2013).

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

On June 13, 2013, the Company finalized an agreement to the terms of its previous non-binding memorandum of understanding with the State of Ohio.  The Company has agreed to pay $110 million over a ten year period commencing in July 2013 for certain clarifications from the State of Ohio with respect to various financial matters and limits on competition within the ten year time period.  Additionally, in return for being able to relocate its existing racetracks in Toledo and Grove City to Dayton and Austintown (located in the Mahoning Valley), respectively, the Company agreed to pay the state $7.5 million upon the opening of each facility, as well as eighteen semi-annual installment payments of $4.8 million beginning one year after the opening of each facility.

10.  Income Taxes

A reconciliation of the liability for unrecognized tax benefits is as follows:

Noncurrent tax liabilities
(in thousands)
Balance at January 1, 2013	$20,393
Additions based on current year positions	2,194
Additions based on prior year positions	1,916
Currency translation adjustments	(1,459)
Balance at June 30, 2013	$23,044

The increase in the Company’s liability for unrecognized tax benefits during the six months ended June 30, 2013 was primarily due to recording additional tax reserves and interest expense accruals for previously recorded unrecognized tax benefits.

The Company’s effective tax rate (income taxes as a percentage of income from operations before income taxes) increased to 146.2% and 60.5% for the three and six months ended June 30, 2013, respectively, as compared to 41.0% and 39.1% for the three and six months ended June 30, 2012, respectively, primarily due to the non-deductible portion of the Company’s goodwill impairment charge related to Argosy Casino Sioux City.

At June 30, 2013 and December 31, 2012, prepaid expenses within the condensed consolidated balance sheets included prepaid income taxes of $30.0 million and $68.4 million, respectively.

11.  Shareholders’ Equity

Impact of Proposed Spin-Off on Preferred Equity Investment

As part of the proposed Spin-Off transaction described further in Note 2, the Company entered into an agreement (the “Exchange Agreement”) with FIF V PFD LLC, an affiliate of Fortress Investment Group LLC (“Fortress”), providing for the potential exchange of shares of the Company’s Preferred Stock for shares of a new class of preferred stock, Series C, in contemplation of the potential Spin-Off.

The Exchange Agreement provides Fortress with the right to exchange its 9,750 shares of Preferred Stock for fractional shares of Series C at an exchange ratio that treats each such fractional share (and therefore each share of common stock into which such fractional share is convertible) as worth $67 per share, which is the “ceiling price” at which the shares of Preferred Stock are redeemable by the Company at maturity. Each fractional share of Series C will automatically convert into a share of common stock upon sale to a third party not affiliated with Fortress. Any shares of Preferred Stock not exchanged for shares of Series C prior to the second business day before the record date established for the distribution of GLPI common stock in the Spin-Off shall automatically be exchanged for shares of Series C on such date. Subsequently, the Company will have the right to purchase from Fortress, prior to the record date for the Spin-Off, a number of shares of Series C, at a price of $67 per fractional share of Series C, such that, immediately following the consummation of the Spin-Off, Fortress will own not more than 9.9% of GLPI’s common stock. The

Company may terminate the Exchange Agreement at any time prior to the Spin-Off if it determines, in its sole discretion, to abandon the Spin-Off, provided that Fortress would keep any shares of Series C it received in exchange for shares of Preferred Stock prior to termination.

Under the terms of the Statement with Respect to Shares of Series C Convertible Preferred Stock of the Company (the “Series C Designation”), the Series C is nonvoting stock, provided, however, that the Series C Designation cannot be altered or amended so as to adversely affect any right or privilege held by the holders of Series C shares without the consent of a majority of the shares of Series C then outstanding. Holders of Series C shares will participate in dividends paid to the holders of common stock of the Company on an as-converted basis. Each fractional share of Series C will automatically convert into a share of common stock upon sale to a third party not affiliated with the original holder.

The Company, Fortress and certain other holders of Preferred Stock are party to an Investor Rights Agreement, dated July 3, 2008 (the “Investor Rights Agreement”), that grants those holders certain rights with respect to the Company. In connection with the Exchange Agreement, Fortress and the Company entered into the Supplementary Investor Rights Agreement, which provides that, as between Fortress and the Company, the Series C shares will be governed by the Investor Rights Agreement, and modifies certain other existing arrangements between the Company and Fortress. The Supplementary Investor Rights Agreement provides Fortress with additional registration rights, beyond those currently set forth in the Investor Rights Agreement, including additional opportunities to sell shares of Series C in a registered offering, the right to select the managing underwriter in an underwritten offering prior to the Spin-Off and an increase in the registration expenses borne by the Company. The Supplementary Investor Rights Agreement also provides that, following the completion of the Spin-Off, the following rights and obligations under the Investor Rights Agreement would be eliminated: Fortress’s right to nominate a director, the obligation of Fortress to vote its shares of common stock in accordance with the recommendations of the Company’s Board of Directors, the restriction on hedging activities and certain information rights.

Additionally, the Exchange Agreement provides that, following the Spin-Off, GLPI and Fortress will enter into an investor rights agreement on similar terms to the Investor Rights Agreement as modified by the Supplemental Investor Rights Agreement.

Finally, in January 2013, the Company signed an agreement with Centerbridge Capital Partners, L.P. pursuant to which the Company will repurchase their 2,300 shares of Preferred Stock at par in advance of the Spin-Off and in February 2013, the Company repurchased 225 shares of Preferred Stock from WF Investment Holdings, LLC at a slight discount to par.

12.  Segment Information

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

The Other category consists of the Company’s standalone racing operations, namely Beulah Park, Raceway Park, Rosecroft Raceway, Sanford-Orlando Kennel Club, and the Company’s joint venture interests in Sam Houston Race Park, Valley Race Park and Freehold Raceway. If the Company is successful in obtaining gaming operations at these locations, they would be assigned to one of the Company’s regional executives and reported in their respective reportable segment. The Other category also includes the Company’s corporate overhead operations which does not meet the definition of an operating segment under ASC 280, “Segment Reporting,” and the Bullwhackers property (which was sold on July 1, 2013).

The following tables present certain information with respect to the Company’s segments.  Intersegment revenues between the Company’s segments were not material in any of the periods presented below.

	Midwest	East/West	Southern Plains	Other	Total
	(in thousands)
Three months ended June 30, 2013
Net revenues	$258,178	$317,071	$175,897	$10,225	$761,371
Income (loss) from operations	53,069	75,955	(47,564)	(34,579)	46,881
Depreciation and amortization	32,573	19,292	24,655	4,095	80,615
Gain (loss) from unconsolidated affiliates	—	—	4,047	(226)	3,821
Impairment losses	—	—	71,846	—	71,846
Capital expenditures	27,416	6,989	17,755	1,754	53,914

Three months ended June 30, 2012
Net revenues	217,975	348,652	137,405	8,519	712,551
Income (loss) from operations	47,139	76,732	37,532	(33,388)	128,015
Depreciation and amortization	19,645	21,784	11,212	4,150	56,791
Gain (loss) from unconsolidated affiliates	—	—	1,276	(222)	1,054
Capital expenditures	109,079	15,882	8,881	677	134,519

Six months ended June 30, 2013
Net revenues	545,491	634,119	360,581	19,426	1,559,617
Income (loss) from operations	116,865	145,062	(10,555)	(71,176)	180,196
Depreciation and amortization	64,830	40,125	44,543	8,188	157,686
Gain (loss) from unconsolidated affiliates	—	—	5,784	(242)	5,542
Impairment losses	—	—	71,846	—	71,846
Capital expenditures	61,246	14,060	36,782	4,529	116,617

Six months ended June 30, 2012
Net revenues	423,086	719,281	287,125	19,118	1,448,610
Income (loss) from operations	93,422	160,622	82,243	(65,657)	270,630
Depreciation and amortization	37,197	44,026	22,600	6,305	110,128
Gain (loss) from unconsolidated affiliates	—	—	2,954	(215)	2,739
Capital expenditures	210,959	26,541	12,813	3,865	254,178

Balance sheet at June 30, 2013
Total assets	2,277,845	1,169,482	1,588,279	397,764	5,433,370
Investment in and advances to unconsolidated affiliates	—	86	135,298	66,163	201,547
Goodwill and other intangible assets, net	1,023,904	226,047	702,121	55,808	2,007,880

Balance sheet at December 31, 2012
Total assets	2,318,283	1,198,391	1,680,773	446,610	5,644,057
Investment in and advances to unconsolidated affiliates	—	87	138,514	65,905	204,506
Goodwill and other intangible assets, net	1,025,505	226,047	779,787	55,827	2,087,166

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

Investment in Corporate Debt Securities

The fair value of the investment in corporate debt securities was estimated based on a third party broker quote and as such was a Level 2 measurement as defined under ASC 820, “Fair Value Measurements and Disclosures.” The investment in corporate debt securities was measured at fair value on a recurring basis using the market approach. As described in Note 7, a distribution for the redemption of the investment in corporate debt securities was received in the second quarter of 2013.

Long-term Debt

The fair value of the Company’s Term Loan B component of the senior secured credit facility and senior subordinated notes is estimated based on quoted prices in active markets and as such is a Level 1 measurement. The fair value of the remainder of the Company’s senior secured credit facility approximates its carrying value as it is variable rate debt. The fair value of the Company’s other long-term obligations approximates its carrying value.

The estimated fair values of the Company’s financial instruments are as follows (in thousands):

	June 30, 2013		December 31, 2012
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	$235,135	$235,135	$260,467	$260,467
Investment in corporate debt securities	—	—	6,790	6,790
Financial liabilities:
Long-term debt
Senior secured credit facility	2,137,922	2,140,762	2,393,459	2,401,225
Senior subordinated notes	325,000	355,875	325,000	368,875
Other long-term obligations	11,217	11,217	10,000	10,000

14.  Insurance Deductibles

Hollywood Casino St. Louis Tornado

On May 31, 2013, Hollywood Casino St. Louis sustained minor damage as a result of a tornado and was forced to close for approximately fourteen hours.  At the time of the tornado, the Company carried property insurance coverage with a limit of $600 million for both property damage and business interruption applicable to this event. This coverage included a $2.5 million property damage deductible and two days of business interruption deductible for the peril of a tornado.  During the three months ended June 30, 2013, the Company recorded a $2.5 million pre-tax loss for the property damage insurance deductible.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our Operations

We are a leading, diversified, multi-jurisdictional owner and manager of gaming and pari-mutuel properties. As of June 30, 2013, we owned, managed, or had ownership interests in twenty-nine facilities in the following nineteen jurisdictions: Colorado, Florida, Illinois, Indiana, Iowa, Kansas, Louisiana, Maine, Maryland, Mississippi, Missouri, Nevada, New Jersey, New Mexico, Ohio, Pennsylvania, Texas, West Virginia, and Ontario. However, on July 1, 2013, we sold our Bullwhackers property located in Colorado and no longer have any operations in the state.

We have made significant acquisitions in the past and expect to continue to pursue additional acquisition and development opportunities in the future. In 1997, we began our transition from a pari-mutuel company to a diversified gaming company with the acquisition of the Charles Town property and the introduction of video lottery terminals in West Virginia. Since 1997, we have continued to expand our gaming operations through strategic acquisitions (including the acquisitions of Hollywood Casino Bay St. Louis and Boomtown Biloxi, CRC Holdings, Inc., Hollywood Casino Corporation, Argosy Gaming Company, Zia Park Casino, Sanford-Orlando Kennel Club and M Resorts), greenfield projects (such as Hollywood Casino at Penn National Race Course, Hollywood Casino Bangor and Hollywood Casino Perryville), and property expansions (such as Hollywood Casino at Charles Town Races and Hollywood Casino Lawrenceburg). Most recently, we, along with our joint venture partner, opened Hollywood Casino at Kansas Speedway on February 3, 2012 and in Ohio, we opened our Hollywood Casino Toledo facility on May 29, 2012 and our Hollywood Casino Columbus facility on October 8, 2012. Finally, on November 2, 2012, we acquired Harrah’s St. Louis facility, which we are in the process of renovating and rebranding to Hollywood Casino St. Louis.

The vast majority of our revenue is gaming revenue, derived primarily from gaming on slot machines and to a lesser extent, table games, which are highly dependent upon the volume and spending levels of customers at our properties. Other revenues are derived from our management service fee from Casino Rama, our hotel, dining, retail, admissions, program sales, concessions and certain other ancillary activities, and our racing operations. Our racing revenue includes our share of pari-mutuel wagering on live races after payment of amounts returned as winning wagers, our share of wagering from import and export simulcasting, and our share of wagering from our off-track wagering facilities.

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

Proposed Spin-Off of Real Estate Assets through a Real Estate Investment Trust

On November 15, 2012, we announced that we intend to pursue a plan to separate the majority of our operating assets and real property assets into two publicly traded companies, including an operating entity, PNG, and, through a tax-free Spin-Off of our real estate assets to holders of our common and preferred stock, a newly formed publicly traded REIT, GLPI, subject to required gaming regulatory body approvals and other contingencies noted below. As a result of the proposed Spin-Off, GLPI will initially own substantially all of the real property assets and will lease back most of those assets to PNG for use by its subsidiaries, under a “triple net” 15 year Master Lease agreement (excluding four 5 year renewal options, which are at PNG’s option). PNG would hold the gaming licenses, operate the leased gaming facilities and own and operate other assets, including the Casino Rama casino management contract, the 50% joint venture interest in Hollywood Casino at Kansas Speedway, seven non-casino racetracks and gaming equipment.

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

After the proposed Spin-Off of GLPI shares to the Company’s shareholders, GLPI will declare a dividend to its shareholders to distribute any accumulated earnings and profits attributable to any pre-REIT years to comply with certain REIT qualification requirements. We currently estimate that, if GLPI were to elect REIT status as of January 1, 2014, the aggregate amount of the taxable dividend would be approximately $1.05 billion. The dividend will be paid in a combination of cash and GLPI common stock, with at least 20% being paid in cash and the remainder in GLPI common stock. In addition, going forward, the Company expects that GLPI will distribute at least 90% of its annual taxable income as dividends.

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

The completion of the proposed transaction is contingent on receipt of regulatory approvals, which the Company anticipates could occur in the second half of 2013, the receipt of final approval by the Company’s Board of Directors, the receipt of legal and accounting opinions, and other customary conditions. The Company may, at any time and for any reason until the proposed Spin-Off is complete, abandon the Spin-Off or modify or change the terms of the Spin-Off.

GLPI has filed a preliminary registration statement on Form S-11 (File No. 333-188608) with the Securities and Exchange Commission for the proposed transaction.  Investors are encouraged to read the registration statement because it contains more complete information about GLPI and its separation from the Company including financial information and disclosures regarding GLPI’s capital structure, senior management and relationship with the Company as well as a detailed description of the conditions that must be satisfied in order to proceed with the proposed transaction, including, without limitation, the continuing validity of the factual representations underlying the private letter ruling, the completion of the financings needed to fund each of the public companies and the successful completion of the gaming and racing regulatory approval process.  Subject to satisfaction of the applicable conditions, the Company is planning to consummate the separation in the fourth quarter of 2013.

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

The Other category consists of our standalone racing operations, namely Beulah Park, Raceway Park, Rosecroft Raceway, Sanford-Orlando Kennel Club, and our joint venture interests in Sam Houston Race Park, Valley Race Park and Freehold Raceway. If we are successful in obtaining gaming operations at these locations, they would be assigned to one of our regional executives and reported in their respective reportable segment. The Other category also includes our corporate overhead operations which does not meet the definition of an operating segment under Accounting Standards Codification 280, “Segment Reporting,” and our Bullwhackers property (which was sold on July 1, 2013).

Executive Summary

Economic conditions and the expansion of newly constructed gaming facilities continue to impact the overall domestic gaming industry as well as our operating results. We believe that current economic conditions, including, but not limited to, high unemployment levels, low levels of consumer confidence, and higher taxes, have resulted in reduced levels of discretionary consumer spending compared to historical levels. Additionally, the expansion of newly constructed gaming facilities has increased competition in many of our regional markets.

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

Financial Highlights:

We reported net revenues and income from operations of $761.4 million and $46.9 million, respectively, for the three months ended June 30, 2013 compared to $712.6 million and $128.0 million, respectively, for the corresponding period in the prior year and net revenues and income from operations of $1,559.6 million and $180.2 million, respectively, for the six months ended June 30, 2013 compared to $1,448.6 million and $270.6 million, respectively, for the corresponding period in the prior year. The major factors affecting our results for the three and six months ended June 30, 2013, as compared to the three and six months ended June 30, 2012, were:

•                  A pre-tax goodwill and other intangible asset impairment charge of $71.8 million for Argosy Casino Sioux City in our Southern Plains segment during the three and six months ended June 30, 2013.

•                  The partial opening of a casino complex at the Arundel Mills mall in Maryland in June 2012 and its second phase opening in mid-September 2012, which negatively impacted Hollywood Casino at Charles Town Races and Hollywood Casino Perryville.

•                  The opening of Hollywood Casino Toledo on May 29, 2012, which generated $51.1 million and $102.2 million of net revenues for the three and six months ended June 30, 2013, respectively, as compared to $25.3 million for the corresponding periods in the prior year.

•                  The opening of Hollywood Casino Columbus on October 8, 2012, which generated $55.3 million and $118.9 million of net revenues for the three and six months ended June 30, 2013, respectively.

•                  New competition in our Midwest segment for Hollywood Casino Lawrenceburg, namely the March 4, 2013 opening of a casino in Cincinnati, Ohio, the opening on June 1, 2012 of a new racino in Columbus, Ohio, as well as our Columbus casino.

•                  The acquisition of Harrah’s St. Louis facility, now known as Hollywood Casino St. Louis, on November 2, 2012, which contributed $54.1 million and $111.9 million of net revenues for the three and six months ended June 30, 2013, respectively.

•                  The opening of a new riverboat casino and hotel in Baton Rouge, Louisiana on September 1, 2012, which negatively impacted Hollywood Casino Baton Rouge in our Southern Plains segment.

•                  The February 3, 2012 opening of our joint venture, Hollywood Casino at Kansas Speedway, which negatively impacted the results at our Argosy Riverside property in our Southern Plains segment.

•                  A pre-tax insurance loss of $2.5 million at Hollywood Casino St. Louis during the three and six months ended June 30, 2013, as compared to a pre-tax insurance gain of $3.4 million and $7.2 million at Hollywood Casino Tunica during the three and six months ended June 30, 2012, respectively.

•                  Net income decreased by $78.8 million and $92.2 million for the three and six months ended June 30, 2013, respectively, as compared to the three and six months ended June 30, 2012, primarily due to the variances explained above, as well as increased interest expense offset by decreased income taxes.

Segment Developments:

The following are recent developments that have had or will have an impact on us by segment:

Midwest

•                  In March 2012, we announced that we had entered into a non-binding memorandum of understanding (“MOU”) with the State of Ohio that establishes a framework for relocating our existing racetracks in Toledo and Grove City to Dayton and Austintown (located in the Mahoning Valley), respectively, where we intend to develop new integrated racing and gaming facilities, budgeted at approximately $254 million and $261 million, inclusive of $50 million in license fees and $75 million in relocation fees, respectively. Pursuant to this arrangement, the Ohio Lottery Commission would retain 33.5% of video lottery terminal revenues (exclusive of the horsemen’s share). In addition, the MOU restricts any other gaming facility from being located within 50 miles of our Columbus and Toledo casinos, as well as our relocated racetracks, with certain exceptions. In mid-June 2013, the definitive agreement between the Company and the State of Ohio was signed.  In June 2012, we announced that we had filed applications with the Ohio Lottery Commission for Video Lottery Sales Agent Licenses for our Ohio racetracks, and with the Ohio State Racing Commission for permission to relocate the racetracks. The new Austintown facility, which will be a thoroughbred track and feature up to 1,000 video lottery terminals, will be located on 184 acres in Austintown’s Centrepointe Business Park near the intersection of Interstate 80 and Ohio Route 46. The Dayton facility, which will be a standardbred track and feature up to 1,500 video lottery terminals, will be located on 125 acres on the site of an abandoned Delphi Automotive plant near Wagner Ford and Needmore roads in North Dayton. On May 1, 2013, the Company received approval from the Ohio Racing Commission for our relocation plans for each new racetrack and video lottery terminal facility and expects both to open in the second half of 2014. The opening of our Dayton facility may have an adverse impact on our Hollywood Casino Columbus facility.

•                  On October 21, 2011, the Ohio Roundtable filed a complaint in the Court of Common Pleas in Franklin County, Ohio against a number of defendants, including the Governor, the Ohio Lottery Commission and the Ohio Casino Control Commission. The complaint alleges a variety of substantive and procedural defects relative to the approval and implementation of video lottery terminals as well as several counts dealing with the taxation of standalone casinos. We, along with the other two casinos in Ohio, filed motions for judgment on the pleadings. In May 2012, the complaint was dismissed; however, the plaintiffs filed an appeal and oral arguments were held on January 17, 2013.  In March 2013, the Ohio appeals court upheld the ruling. The decision of the appeals court was appealed to the Ohio Supreme Court by the plaintiffs on April 30, 2013 and the Ohio Supreme Court has elected to accept the appeal.

•                  On March 4, 2013, a new casino in Cincinnati, Ohio opened, which has had and will continue to have a negative impact on Hollywood Casino Lawrenceburg’s financial results. In addition, on June 1, 2012, a new racino at Scioto Downs in Columbus, Ohio opened and has also negatively impacted Hollywood Casino Lawrenceburg and competes in the same market as Hollywood Casino Columbus. Additionally, new racinos in Ohio are planned at Lebanon Raceway and River Downs, both of which are anticipated to be completed in early 2014. We anticipate the opening of these new racinos will have a further adverse impact on Hollywood Casino Lawrenceburg and we anticipate that the Lebanon Raceway facility will have a negative impact on Hollywood Casino Columbus.

East/West

•                  In our East/West segment, Hollywood Casino at Charles Town Races and Hollywood Casino Perryville faced increased competition and their results have been negatively impacted by the opening of a casino complex, Maryland Live!, at the Arundel Mills mall in Anne Arundel, Maryland. The casino opened on June 6, 2012 with approximately 3,200 slot machines and significantly increased its slot machine offerings by mid-September 2012 to approximately 4,750 slot machines. In addition, the Anne Arundel facility opened table games on April 11, 2013 which has negatively impacted Hollywood Casino at Charles Town Races.  Additionally, in late August 2013, Maryland Live! plans to open a 52 table poker room, which we anticipate will further negatively impact our Hollywood Casino at Charles Town Races facility.

•                  In November 2012, voters approved legislation authorizing a sixth casino in Prince George’s County and the ability to add table games to Maryland’s five existing and planned casinos. On March 5, 2013, table games were opened at Hollywood Casino Perryville. The new law also changes the tax rate casino operators pay the state, varying from casino to casino, allows all casinos in Maryland to be open 24 hours per day for the entire year, and permits casinos to directly purchase slot machines in exchange for gaming tax reductions. For our Hollywood Casino Perryville facility, the tax rate would decrease upon the opening of the Prince George casino from 67 percent to 61 percent with an option for an additional 5 percent reduction if an independent commission agrees. In May 2013, three different bidders, including the Company, submitted proposals for a Prince George casino. Our proposal includes a $700 million casino resort, which would be constructed at our Rosecroft Raceway facility, with 3,000 video lottery terminals, 100 table games and 40 poker tables, as well as a hotel, variety of food and beverage options, an entertainment and multi-purpose event center, a new grandstand facility, and structured and surface parking. Though we are participating in the bidding process, we believe another operator could be selected, and as a result our financial results would be adversely impacted as it would create additional competition for Hollywood Casino at Charles Town Races and Hollywood Casino Perryville.

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

Southern Plains

•                  Gaming licenses in Iowa are typically issued jointly to a gaming operator and a local charitable organization known as a QSO. The agreement between the Company’s gaming operator subsidiary in Iowa, Belle, and its QSO, MRHD, expired in early July 2012. On July 12, 2012, when presented with an extension of the Company’s QSO/operating agreement for the Sioux City facility through March 2015, the IRGC failed to approve the extension and urged a shorter extension. In mid-August 2012, MRHD offered a revised contract to the Company that would require a yearly renewal from the IRGC and stated that MHRD would be able to continue searching for an operator for a new land-based casino. The Company rejected this contract offer and at the August 23, 2012 IRGC meeting urged the IRGC to reconsider the original extension offer through March 2015. The IRGC did not act on this request and, concluded that the casino can continue to operate without an effective operating agreement. The IRGC also announced at the July 12, 2012 meeting the schedule for requests for proposals for a new land-based Woodbury County casino. Applications and financing proposals were due by November 5, 2012. We submitted two proposals for a new gaming and entertainment destination in Woodbury County for the IRGC’s consideration. On April 18, 2013, the IRGC awarded the license to another gaming operator. The IRGC has indicated that it intends to permit the Company to continue operations at its Sioux City facility until such time as the new casino opens to the public, but not beyond. We are currently reviewing all of our options and will maintain an open dialogue with members of the IRGC, Sioux City officials, and our employees regarding the IRGC’s decision. The Belle has filed four lawsuits against the IRGC’s recent actions, namely refusing to consider the Belle’s request to replace MRHD with another non-profit partner and opening up the gaming license to bidding for a land-based casino, its failure to approve the 2015 extension agreement and any extension, announcing a process would be instituted to revoke the Belle’s license, and its selection of another gaming operator. In addition, the Belle filed suit against MRHD for a breach of contract and seeking to enjoin MRHD from disavowing the 2015 extension agreement it signed and the exclusivity obligations in the agreement. The injunction request was denied on October 29, 2012.  A trial has been scheduled to begin in April 2014. Additionally, in June 2013, the Company filed a petition to request the appointment of a third party to receive and hold or distribute the funds to be paid to MRHD (for which oral argument was held in July 2013).

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

Other

•                  On July 1, 2013, we sold our Bullwhackers property. The Bullwhackers casino, which is located in Black Hawk, Colorado, included 10,425 square feet of gaming space with approximately 280 slot machines. The property also included a gas station/convenience store located approximately 7 miles east of the Bullwhackers casino on Highway 119.

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

For further information on our critical accounting estimates, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the notes to our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2012. There has been no material change to these estimates for the six months ended June 30, 2013.

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

•                  The fact that a number of states (such as Massachusetts) are currently considering or implementing legislation to legalize or expand gaming. Such legislation presents both potential opportunities to establish new properties (for example, in Kansas where we opened a casino through a joint venture in February 2012, in Ohio where we opened a casino in Toledo in May 2012 and in Columbus in October 2012, and in Maryland where we opened Hollywood Casino Perryville on September 27, 2010) and increased competitive threats to business at our existing properties (such as the introduction/expansion of commercial casinos in Kansas, Maryland, Ohio, and potentially Kentucky, a new riverboat casino and hotel in Baton Rouge, Louisiana which opened on September 1, 2012, a new casino in Biloxi, Mississippi which opened in late May 2012, a new casino that opened in Oxford, Maine on June 5, 2012, and the introduction of tavern licenses in several states).

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

The consolidated results of operations for the three and six months ended June 30, 2013 and 2012 are summarized below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(in thousands)
Revenues:
Gaming	$679,829	$634,846	$1,397,754	$1,290,923
Food, beverage and other	121,044	109,955	242,904	222,863
Management service fee	3,667	3,614	6,714	7,057
Revenues	804,540	748,415	1,647,372	1,520,843
Less promotional allowances	(43,169)	(35,864)	(87,755)	(72,233)
Net revenues	761,371	712,551	1,559,617	1,448,610

Operating expenses:
Gaming	341,889	330,875	703,907	671,044
Food, beverage and other	88,910	84,985	179,175	172,789
General and administrative	128,730	115,251	264,307	231,248
Depreciation and amortization	80,615	56,791	157,686	110,128
Impairment losses	71,846	—	71,846	—
Insurance deductible charges, net of recoveries	2,500	(3,366)	2,500	(7,229)
Total operating expenses	714,490	584,536	1,379,421	1,177,980
Income from operations	$46,881	$128,015	$180,196	$270,630

Certain information regarding our results of operations by segment for the three and six months ended June 30, 2013 and 2012 is summarized below:

	Net Revenues		Income (loss) from Operations
Three Months Ended June 30,	2013	2012	2013	2012
	(in thousands)

Midwest	$258,178	$217,975	$53,069	$47,139
East/West	317,071	348,652	75,955	76,732
Southern Plains	175,897	137,405	(47,564)	37,532
Other	10,225	8,519	(34,579)	(33,388)
Total	$761,371	$712,551	$46,881	$128,015

	Net Revenues		Income (loss) from Operations
Six Months Ended June 30,	2013	2012	2013	2012
	(in thousands)

Midwest	$545,491	$423,086	$116,865	$93,422
East/West	634,119	719,281	145,062	160,622
Southern Plains	360,581	287,125	(10,555)	82,243
Other	19,426	19,118	(71,176)	(65,657)
Total	$1,559,617	$1,448,610	$180,196	$270,630

Adjusted EBITDA

Adjusted EBITDA is used by management as the primary measure of the Company’s operating performance.  We define adjusted EBITDA as earnings before interest, taxes, stock compensation, impairment charges, insurance recoveries and deductible charges, depreciation and amortization, gain or loss on disposal of assets, and other income or expenses, and inclusive of gain or loss from unconsolidated affiliates.  Adjusted EBITDA is not a measure of performance or liquidity calculated in accordance with GAAP.  Adjusted EBITDA information is presented as a supplemental disclosure, as management believes that it is a widely used measure of performance in the gaming industry.  In addition, management uses adjusted EBITDA as the primary measure of the operating performance of its segments, including the evaluation of operating personnel.  Adjusted EBITDA should not be construed as an alternative to operating income, as an indicator of the Company’s operating performance, as an alternative to cash flows from operating activities, as a measure of liquidity, or as any other measure of performance determined in accordance with GAAP.  The Company has significant uses of cash flows, including capital expenditures, interest payments, taxes and debt principal repayments, which are not reflected in adjusted EBITDA.  It should also be noted that other gaming companies that report adjusted EBITDA information may calculate adjusted EBITDA in a different manner than the Company and therefore, comparability may be limited.  Adjusted EBITDA is presented as a supplemental disclosure, as management believes that it is a principal basis for the valuation of gaming companies, as this measure is considered by many to be a better indicator of the Company’s operating results than diluted net income (loss) per GAAP. A reconciliation of the Company’s adjusted EBITDA to net income (loss) per GAAP, as well as the Company’s adjusted EBITDA to income (loss) from operations per GAAP, is included below. Additionally, a reconciliation of each segment’s adjusted EBITDA to income (loss) from operations is also included below. On a segment level, adjusted EBITDA is reconciled to income (loss) from operations per GAAP, rather than net income (loss) per GAAP due to, among other things, the impracticability of allocating interest expense, interest income, income taxes and certain other items to the Company’s segments on a segment by segment basis.  Management believes that this presentation is more meaningful to investors in evaluating the performance of the Company’s segments and is consistent with the reporting of other gaming companies.

The reconciliation of the Company’s adjusted EBITDA to income (loss) from operations per GAAP, as well as the Company’s adjusted EBITDA to net income (loss) per GAAP, for the three and six months ended June 30, 2013 and 2012 was as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Net (loss) income	$(12,180)	$66,667	$53,091	$145,286
Taxes on income	38,567	46,299	81,334	93,153
Other	(2,402)	(1,474)	(3,066)	(471)
Gain from unconsolidated affiliates	(3,821)	(1,054)	(5,542)	(2,739)
Interest income	(343)	(246)	(605)	(465)
Interest expense	27,060	17,823	54,984	35,866
Income from operations	$46,881	$128,015	$180,196	$270,630
Loss (gain) on disposal of assets	285	(92)	2,675	(1,037)
Insurance deductible charges, net of recoveries	2,500	(3,366)	2,500	(7,229)
Impairment losses	71,846	—	71,846	—
Charge for stock compensation	5,450	7,396	11,701	15,307
Depreciation and amortization	80,615	56,791	157,686	110,128
Gain from unconsolidated affiliates	3,821	1,054	5,542	2,739
Adjusted EBITDA	$211,398	$189,798	$432,146	$390,538

The reconciliations of each segment’s adjusted EBITDA to income (loss) from operations for the three and six months ended June 30, 2013 and 2012 were as follows (in thousands):

Three months ended June 30, 2013	Midwest	East/West	Southern Plains	Other	Total
Income (loss) from operations	$53,069	$75,955	$(47,564)	$(34,579)	$46,881
Charge for stock compensation	—	—	—	5,450	5,450
Impairment losses	—	—	71,846	—	71,846
Insurance deductible charges	—	—	2,500	—	2,500
Depreciation and amortization	32,573	19,292	24,655	4,095	80,615
Loss (gain) on disposal of assets	239	(128)	185	(11)	285
Gain (loss) from unconsolidated affiliates	—	—	4,047	(226)	3,821
Adjusted EBITDA	$85,881	$95,119	$55,669	$(25,271)	$211,398

Three months ended June 30, 2012	Midwest	East/West	Southern Plains	Other	Total
Income (loss) from operations	$47,139	$76,732	$37,532	$(33,388)	$128,015
Charge for stock compensation	—	—	—	7,396	7,396
Insurance recoveries, net of deductible charges	—	—	(3,366)	—	(3,366)
Depreciation and amortization	19,645	21,784	11,212	4,150	56,791
Loss (gain) on disposal of assets	12	(137)	37	(4)	(92)
Gain (loss) from unconsolidated affiliates	—	—	1,276	(222)	1,054
Adjusted EBITDA	$66,796	$98,379	$46,691	$(22,068)	$189,798

Six months ended June 30, 2013	Midwest	East/West	Southern Plains	Other	Total
Income (loss) from operations	$116,865	$145,062	$(10,555)	$(71,176)	$180,196
Charge for stock compensation	—	—	—	11,701	11,701
Impairment losses	—	—	71,846	—	71,846
Insurance deductible charges	—	—	2,500	—	2,500
Depreciation and amortization	64,830	40,125	44,543	8,188	157,686
Loss (gain) on disposal of assets	271	2,470	243	(309)	2,675
Gain (loss) from unconsolidated affiliates	—	—	5,784	(242)	5,542
Adjusted EBITDA	$181,966	$187,657	$114,361	$(51,838)	$432,146

Six months ended June 30, 2012	Midwest	East/West	Southern Plains	Other	Total
Income (loss) from operations	$93,422	$160,622	$82,243	$(65,657)	$270,630
Charge for stock compensation	—	—	—	15,307	15,307
Insurance recoveries, net of deductible charges	—	—	(7,229)	—	(7,229)
Depreciation and amortization	37,197	44,026	22,600	6,305	110,128
(Gain) loss on disposal of assets	(784)	(257)	8	(4)	(1,037)
Gain (loss) from unconsolidated affiliates	—	—	2,954	(215)	2,739
Adjusted EBITDA	$129,835	$204,391	$100,576	$(44,264)	$390,538

Adjusted EBITDA for our Midwest segment increased by $19.1 million, or 28.6%, and $52.1 million, or 40.2%, for the three and six months ended June 30, 2013, respectively, as compared to the three and six months ended June 30, 2012, primarily due to the openings of Hollywood Casino Toledo on May 29, 2012 and Hollywood Casino Columbus on October 8, 2012, which were partially offset by a decline in adjusted EBITDA at Hollywood Casino Lawrenceburg due to new competition discussed further below.

Adjusted EBITDA for our East/West segment decreased by $3.3 million, or 3.3%, and $16.7 million, or 8.2%, for the three and six months ended June 30, 2013, respectively, as compared to the three and six months ended June 30, 2012, primarily due to a decline in adjusted EBITDA at Hollywood Casino at Charles Town Races due to increased competition discussed further below, which was partially offset by higher earnings levels at the M Resort due to certain cost containment initiatives and improved slot revenues in the second quarter of 2013.

Adjusted EBITDA for our Southern Plains segment increased by $9.0 million, or 19.2%, and $13.8 million, or 13.7%, for the three and six months ended June 30, 2013, respectively, as compared to the three and six months ended June 30, 2012, primarily due to the acquisition of Harrah’s St. Louis on November 2, 2012, which was partially offset by reduced earnings at Hollywood Casino Baton Rouge due to increased competition discussed further below.

Adjusted EBITDA for Other changed by $3.2 million, or 14.5%, and $7.6 million, or 17.1%, for the three and six months ended June 30, 2013, respectively, as compared to the three and six months ended June 30, 2012, primarily due to higher Spin-Off transaction costs as well as higher lobbying and developments costs. In addition, our liability based stock compensation charges increased for the six months ended June 30, 2013, compared to the corresponding period in the prior year, due to an increase in our common stock price.

Revenues

Revenues for the three and six months ended June 30, 2013 and 2012 were as follows (in thousands):

				Percentage
Three Months Ended June 30,	2013	2012	Variance	Variance
Gaming	$679,829	$634,846	$44,983	7.1%
Food, beverage and other	121,044	109,955	11,089	10.1%
Management service fee	3,667	3,614	53	1.5%
Revenues	804,540	748,415	56,125	7.5%
Less promotional allowances	(43,169)	(35,864)	(7,305)	(20.4)%
Net revenues	$761,371	$712,551	$48,820	6.9%

				Percentage
Six Months Ended June 30,	2013	2012	Variance	Variance
Gaming	$1,397,754	$1,290,923	$106,831	8.3%
Food, beverage and other	242,904	222,863	20,041	9.0%
Management service fee	6,714	7,057	(343)	(4.9)%
Revenues	1,647,372	1,520,843	126,529	8.3%
Less promotional allowances	(87,755)	(72,233)	(15,522)	(21.5)%
Net revenues	$1,559,617	$1,448,610	$111,007	7.7%

In our business, revenue is driven by discretionary consumer spending, which has been impacted by weakened general economic conditions such as, but not limited to, high unemployment levels, low levels of consumer confidence, and higher taxes.

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

Gaming revenue

Gaming revenue increased by $45.0 million, or 7.1%, and $106.8 million, or 8.3%, for the three and six months ended June 30, 2013, respectively, as compared to the three and six months ended June 30, 2012, primarily due to the variances explained below.

Gaming revenue for our Midwest segment increased by $37.3 million, or 18.5%, and $111.5 million, or 28.4%, for the three and six months ended June 30, 2013, respectively, as compared to the three and six months ended June 30, 2012, primarily due to the opening of Hollywood Casino Toledo on May 29, 2012, which had increased gaming revenue of $24.7 million and $71.8 million for the three and six months ended June 30, 2013, respectively, as compared to the corresponding period in the prior year, and the opening of Hollywood Casino Columbus on October 8, 2012, which generated $51.3 million and $109.2 million of gaming revenue for the three and six months ended June 30, 2013, respectively, which were partially offset by a reduction in gaming revenue for Hollywood Casino Lawrenceburg due to new competition, namely the opening on June 1, 2012 of a new racino in Columbus, Ohio, our own Columbus casino, as well as a new casino that opened on March 4, 2013 in Cincinnati, Ohio.

Gaming revenue for our Southern Plains segment increased by $35.9 million, or 28.3%, and $69.0 million, or 25.9%, for the three and six months ended June 30, 2013, respectively, as compared to the three and six months ended June 30, 2012, primarily due to the acquisition of Harrah’s St. Louis facility on November 2, 2012, which generated $50.9 million and $105.5 million of gaming revenue for the three and six months ended June 30, 2013, respectively, which was partially offset by decreased gaming revenue at Hollywood Casino Baton Rouge primarily due to the opening of a new riverboat casino and hotel in Baton Rouge, Louisiana on September 1, 2012. Additionally, gaming revenue decreased at Argosy Casino Riverside for the six months ended June 30, 2013, as compared to the corresponding period in the prior year, primarily due to the continued impact of the opening of our Hollywood Casino at Kansas Speedway joint venture in February 2012.

Gaming revenue for our East/West segment decreased by $28.2 million, or 9.2%, and $73.2 million, or 11.6%, for the three and six months ended June 30, 2013, respectively, as compared to the three and six months ended June 30, 2012, primarily due to decreased gaming revenue at Hollywood Casino at Charles Town Races for $21.9 million and $46.2 million, respectively, and Hollywood Casino Perryville for $4.0 million and $16.5 million, respectively, primarily due to the opening of a casino complex at the Arundel Mills mall in Maryland in 2012. However, the decrease at Hollywood Casino Perryville was partially offset by the introduction of table games at the property in March 2013. Additionally, these two casinos as well as Hollywood Casino at Penn National Race Course experienced a more severe winter in the first quarter of 2013 compared to the prior year.

Food, beverage and other revenue

Food, beverage and other revenue increased by $11.1 million, or 10.1%, and $20.0 million, or 9.0%, for the three and six months ended June 30, 2013, respectively, as compared to the three and six months ended June 30, 2012, primarily due to the variances explained below.

Food, beverage and other revenue for our Southern Plains segment increased by $8.0 million, or 34.2%, and $17.2 million, or 36.4%, for the three and six months ended June 30, 2013, respectively, as compared to the three and six months ended June 30, 2012, primarily due to the acquisition of Harrah’s St. Louis facility on November 2, 2012, which contributed $9.5 million and $20.4 million of food, beverage and other revenue for the three and six months ended June 30, 2013, respectively, which was partially offset by decreased food, beverage and other revenue at Hollywood Casino Baton Rouge primarily due to the aforementioned new competition.

Food, beverage and other revenue for our Midwest segment increased by $5.2 million, or 22.7%, and $15.5 million, or 35.1%, for the three and six months ended June 30, 2013, respectively, as compared to the three and six months ended June 30, 2012, primarily due to the opening of Hollywood Casino Toledo on May 29, 2012, which had increased food, beverage and other revenue of $2.0 million and $7.0 million for the three and six months ended June 30, 2013, respectively, as compared to the corresponding period in the prior year, and the opening of Hollywood Casino Columbus on October 8, 2012, which generated $5.5 million and $12.4 million of food, beverage and other revenue for the three and six months ended June 30, 2013, respectively, both of which were partially offset by a reduction in food, beverage and other revenue for Hollywood Casino Lawrenceburg due to previously mentioned new competition.

Food, beverage and other revenue for our East/West segment decreased by $3.9 million, or 6.9%, and $13.4 million, or 11.6%, for the three and six months ended June 30, 2013, respectively, as compared to the three and six months ended June 30, 2012, primarily due to decreased food, beverage and other revenue at the M Resort due to the sale of an on-site gas station in April 2012.

Promotional allowances

The retail value of accommodations, food and beverage, and other services furnished to guests without charge is included in gross revenues and then deducted as “promotional allowances.”  Our promotional allowance levels are determined based on various factors such as our marketing plans, competitive factors, economic conditions, and regulations.

Promotional allowances increased by $7.3 million, or 20.4%, and $15.5 million, or 21.5%, for the three and six months ended June 30, 2013, respectively, as compared to the three and six months ended June 30, 2012, primarily due to the acquisition of Harrah’s St. Louis facility on November 2, 2012 in our Southern Plains segment, as well as to a lesser extent the openings of Hollywood Casino Toledo on May 29, 2012 and Hollywood Casino Columbus on October 8, 2012 in our Midwest segment.

Operating Expenses

Operating expenses for the three and six months ended June 30, 2013 and 2012 were as follows (in thousands):

				Percentage
Three Months Ended June 30,	2013	2012	Variance	Variance
Gaming	$341,889	$330,875	$11,014	3.3%
Food, beverage and other	88,910	84,985	3,925	4.6%
General and administrative	128,730	115,251	13,479	11.7%
Depreciation and amortization	80,615	56,791	23,824	42.0%
Impairment losses	71,846	—	71,846	N/M
Insurance deductible charges, net of recoveries	2,500	(3,366)	5,866	174.3%
Total operating expenses	$714,490	$584,536	$129,954	22.2%

				Percentage
Six Months Ended June 30,	2013	2012	Variance	Variance
Gaming	$703,907	$671,044	$32,863	4.9%
Food, beverage and other	179,175	172,789	6,386	3.7%
General and administrative	264,307	231,248	33,059	14.3%
Depreciation and amortization	157,686	110,128	47,558	43.2%
Impairment losses	71,846	—	71,846	N/M
Insurance deductible charges, net of recoveries	2,500	(7,229)	9,729	134.6%
Total operating expenses	$1,379,421	$1,177,980	$201,441	17.1%

Gaming expense

Gaming expense increased by $11.0 million, or 3.3%, and $32.9 million, or 4.9%, for the three and six months ended June 30, 2013, respectively, as compared to the three and six months ended June 30, 2012, primarily due to the variances explained below.

Gaming expense for our Midwest segment increased by $13.8 million, or 13.1%, and $47.8 million, or 23.4%, for the three and six months ended June 30, 2013, respectively, as compared to the three and six months ended June 30, 2012, primarily due to the openings of Hollywood Casino Toledo on May 29, 2012 and Hollywood Casino Columbus on October 8, 2012. These increases were partially offset by an overall decrease in gaming taxes resulting from decreased taxable gaming revenue mentioned above for Hollywood Casino Lawrenceburg, as well as to a lesser extent decreased payroll and marketing costs at this property due to increased cost management efforts.

Gaming expense for our Southern Plains segment increased by $17.2 million, or 36.1%, and $34.4 million, or 34.8%, for the three and six months ended June 30, 2013, respectively, as compared to the three and six months ended June 30, 2012, primarily due to the acquisition of Harrah’s St. Louis facility on November 2, 2012, which was partially offset by an overall decrease in gaming taxes resulting from decreased taxable gaming revenue mentioned above for Hollywood Casino Baton Rouge, as well as to a lesser extent decreased payroll and marketing costs at this property due to realignment of costs associated with lower business demand.

Gaming expense for our East/West segment decreased by $19.9 million, or 11.3%, and $49.0 million, or 13.4%, for the three and six months ended June 30, 2013, respectively, as compared to the three and six months ended June 30, 2012, primarily due to an overall decrease in gaming taxes resulting from decreased taxable gaming revenue mentioned above at Hollywood Casino at Charles Town Races and Hollywood Casino Perryville. Additionally, Hollywood Casino at Penn National Race Course experienced an overall decrease in gaming taxes resulting from decreased taxable gaming revenue mentioned above for the six months ended June 30, 2013 as compared to the six months ended June 30, 2012.

Food, beverage and other expense

Food, beverage and other expense increased by $3.9 million, or 4.6%, and $6.4 million, or 3.7%, for the three and six months ended June 30, 2013, respectively, as compared to the three and six months ended June 30, 2012, primarily due to the variances explained below.

Food, beverage and other expense for our Southern Plains segment increased by $5.1 million, or 26.8%, and $10.3 million, or 26.7%, for the three and six months ended June 30, 2013, respectively, as compared to the three and six months ended June 30, 2012, primarily due to the acquisition of Harrah’s St. Louis facility on November 2, 2012.

Food, beverage and other expense for our Midwest segment increased by $2.6 million, or 14.2%, and $9.6 million, or 27.1%, for the three and six months ended June 30, 2013, respectively, as compared to the three and six months ended June 30, 2012, primarily due to the openings of Hollywood Casino Toledo on May 29, 2012 and Hollywood Casino Columbus on October 8, 2012,

which were partially offset by decreased food, beverage and other expense at Hollywood Casino Lawrenceburg primarily due to lower food and beverage expense as well as decreased payroll costs due to increased cost management efforts.

Food, beverage and other expense for our East/West segment decreased by $4.4 million, or 10.5%, and $12.8 million, or 14.9%, for the three and six months ended June 30, 2013, respectively, as compared to the three and six months ended June 30, 2012, primarily due to the sale of an on-site gas station in April 2012 at the M Resort.

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

General and administrative expenses increased by $13.5 million, or 11.7%, and $33.1 million, or 14.3%, for the three and six months ended June 30, 2013, respectively, as compared to the three and six months ended June 30, 2012, primarily due to the variances explained below.

General and administrative expenses for our Southern Plains segment increased by $10.2 million, or 40.0%, and $18.0 million, or 34.7%, for the three and six months ended June 30, 2013, respectively, as compared to the three and six months ended June 30, 2012, primarily due to the acquisition of Harrah’s St. Louis facility on November 2, 2012.

General and administrative expenses for our Midwest segment increased by $5.0 million, or 17.0%, and $13.8 million, or 24.0%, for the three and six months ended June 30, 2013, respectively, as compared to the three and six months ended June 30, 2012, primarily due to the openings of Hollywood Casino Toledo on May 29, 2012 and Hollywood Casino Columbus on October 8, 2012.

General and administrative expenses for Other increased by $2.3 million, or 8.0%, and $5.1 million, or 8.8%, for the three and six months ended June 30, 2013, respectively, as compared to the three and six months ended June 30, 2012, primarily due to higher legal, consulting and other fees related to the pursuit of potential opportunities, including the Spin-Off transaction, as well as higher lobbying costs, which was partially offset by lower stock compensation due to a lower number of equity grants awarded to employees in the current year compared to the prior year, for the three and six months ended June 30, 2013 compared to the corresponding period in the prior year. In addition, our liability based stock compensation charges increased for the six months ended June 30, 2013, compared to the corresponding period in the prior year, due to an increase in our common stock price.

Depreciation and amortization expense

Depreciation and amortization expense increased by $23.8 million, or 42.0%, and $47.6 million, or 43.2%, for the three and six months ended June 30, 2013, respectively, as compared to the three and six months ended June 30, 2012, primarily due to the variances explained below.

Depreciation and amortization expense for our Midwest segment increased by $12.9 million, or 65.8%, and $27.6 million, or 74.3%, for the three and six months ended June 30, 2013, respectively, as compared to the three and six months ended June 30, 2012, primarily due to the openings of Hollywood Casino Toledo on May 29, 2012 and Hollywood Casino Columbus on October 8, 2012.

Depreciation and amortization expense for our Southern Plains segment increased by $13.4 million, or 119.9%, and $21.9 million, or 97.1%, for the three and six months ended June 30, 2013, respectively, as compared to the three and six months ended June 30, 2012, primarily due to the acquisition of Harrah’s St. Louis facility on November 2, 2012.  Additionally, in April 2013, we began to amortize on a straight line basis through June 2014 our gaming license intangible asset at Argosy Casino Sioux City based on the IRGC awarding the gaming license to another gaming operator.  See Note 9 for further details.

Depreciation and amortization expense for our East/West segment decreased by $2.5 million, or 11.4%, and $3.9 million, or 8.9%, for the three and six months ended June 30, 2013, respectively, as compared to the three and six months ended June 30, 2012, primarily due to decreased depreciation expense at Hollywood Casino at Penn National Race Course primarily due to assets purchased when the casino was built that had a five year useful life reaching full amortization in February 2013.

Impairment losses

As a result of a new gaming license being awarded for the development of a new casino in Sioux City, Iowa to another applicant in April 2013, we recorded a pre-tax goodwill and other intangible asset impairment charge in our Southern Plains segment of $71.8 million ($70.5 million, net of taxes) for Argosy Casino Sioux City during the three months ended June 30, 2013, as we determined that the fair value of our Sioux City reporting unit was less than our carrying amount based on our analysis of the estimated future expected cash flows we anticipate receiving from the operations of our Sioux City facility.

Insurance deductible charges, net of recoveries

Insurance deductible charges during the three and six months ended June 30, 2013 were related to a pre-tax insurance loss of $2.5 million for the three and six months ended June 30, 2013 for the tornado damage at Hollywood Casino St. Louis.

Insurance recoveries, net of deductible charges during the three and six months ended June 30, 2012 were related to a pre-tax insurance gain of $3.4 million and $7.2 million, respectively, for the flood at Hollywood Casino Tunica.

Other income (expenses)

Other income (expenses) for the three and six months ended June 30, 2013 and 2012 were as follows (in thousands):

				Percentage
Three Months Ended June 30,	2013	2012	Variance	Variance
Interest expense	$(27,060)	$(17,823)	$(9,237)	(51.8)%
Interest income	343	246	97	39.4%
Gain from unconsolidated affiliates	3,821	1,054	2,767	262.5%
Other	2,402	1,474	928	63.0%
Total other expenses	$(20,494)	$(15,049)	$(5,445)	(36.2)%

				Percentage
Six Months Ended June 30,	2013	2012	Variance	Variance
Interest expense	$(54,984)	$(35,866)	$(19,118)	(53.3)%
Interest income	605	465	140	30.1%
Gain from unconsolidated affiliates	5,542	2,739	2,803	102.3%
Other	3,066	471	2,595	551.0%
Total other expenses	$(45,771)	$(32,191)	$(13,580)	(42.2)%

Interest expense

Interest expense increased by $9.2 million, or 51.8%, and $19.1 million, or 53.3%, for the three and six months ended June 30, 2013, respectively, as compared to the three and six months ended June 30, 2012, primarily due to the higher outstanding borrowings on our senior secured credit facility from 2012, lower capitalized interest for the three and six months ended June 30, 2013 compared to the corresponding period in the prior year, and $1.2 million and $2.2 million of interest expense related to our other long-term obligation entered into in September 2012 for the three and six months ended June 30, 2013, respectively.

Gain from unconsolidated affiliates

Gain from unconsolidated affiliates increased by $2.8 million, or 262.5%, and $2.8 million, or 102.3%, for the three and six months ended June 30, 2013, respectively, as compared to the three and six months ended June 30, 2012, primarily due to increased earnings related to our joint venture in Kansas Entertainment primarily due to a favorable property tax settlement of $1.5 million in the second quarter of 2013 as well as growth in its market share.

Other

Other increased by $0.9 million, or 63.0%, and $2.6 million, or 551.0%, for the three and six months ended June 30, 2013, respectively, as compared to the three and six months ended June 30, 2012, primarily due to a gain on redemption of corporate debt securities of $1.3 million for the three months ended June 30, 2013, as well as increased foreign currency translation gains for the six months ended June 30, 2013 compared to the corresponding period in the prior year.

Taxes

Our effective tax rate (income taxes as a percentage of income from operations before income taxes) increased to 146.2% and 60.5% for the three and six months ended June 30, 2013, respectively, as compared to 41.0% and 39.1% for the three and six months ended June 30, 2012, respectively, primarily due to the non-deductible portion of our goodwill impairment charge related to Argosy Casino Sioux City.

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

Net cash provided by operating activities totaled $291.4 million and $230.9 million for the six months ended June 30, 2013 and 2012, respectively.  The increase in net cash provided by operating activities of $60.5 million for the six months ended June 30, 2013 compared to the corresponding period in the prior year comprised primarily of an increase in cash receipts from customers of $109.1 million, decreased income tax payments of $86.8 million, and receipt of cash from earnings of our joint venture in Kansas for $9.0 million, all of which were partially offset by an increase in cash paid to suppliers and vendors of $96.2 million, cash paid to employees of $30.0 million, and interest payments of $19.0 million. The increase in cash receipts collected from our customers and the increase in higher cash payments for operating expenses and to employees for the six months ended June 30, 2013 compared to the prior year was primarily due to the previously discussed openings of Hollywood Casino Toledo in late May 2012 and Hollywood Casino Columbus in early October 2012 and the acquisition of Harrah’s St. Louis facility on November 2, 2012, partially offset by the impact of new competition on our operations for various properties. The decrease in income tax payments for the six months ended June 30, 2013 compared to the prior year was primarily due to a significant federal income tax overpayment from 2012 that was utilized in 2013.

Net cash used in investing activities totaled $81.7 million and $325.5 million for the six months ended June 30, 2013 and 2012, respectively. Net cash used in investing activities for the six months ended June 30, 2013 included expenditures for property and equipment, net of reimbursements totaling $116.6 million, and investment in joint ventures of $0.5 million, both of which were partially offset by a decrease in cash in escrow of $26.0 million, proceeds from investment in corporate debt securities of $6.7 million and proceeds from the sale of property and equipment totaling $2.8 million. The decrease in net cash used in investing activities of $243.8 million for the six months ended June 30, 2013 compared to the corresponding period in the prior year was primarily due to decreased expenditures for property and equipment of $137.6 million primarily due to the opening of our two new facilities in Ohio in 2012, partially offset by increased expenditures for the rebranding of our St. Louis facility in 2013, as well as decreased funding provided to our joint venture in Kansas and a gaming license payment of $50 million in 2012 for Hollywood Casino Toledo.

Net cash (used in) provided by financing activities totaled ($235.1) million and $60.3 million for the six months ended June 30, 2013 and 2012, respectively. The increase in net cash used in financing activities of $295.4 million for the six months ended June 30, 2013 compared to the corresponding period in the prior year was primarily due to higher net repayments to our senior secured credit facility and the repurchase of preferred stock for $22.3 million, both of which were offset by increased insurance financing and proceeds from the exercise of options.

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

The following table summarizes our expected capital project expenditures by segment for the fiscal year ending December 31, 2013, and actual expenditures for the six months ended June 30, 2013 (excluding licensing fees and net of reimbursements). The table below should not be utilized to predict future expected capital project expenditures subsequent to 2013.

Property	Expected for Year Ending December 31, 2013	Expenditures for Six Months Ended June 30, 2013	Balance to Expend in 2013
		(in millions)

Midwest	$135.4	$47.7	$87.7
East/West	9.5	0.3	9.2
Southern Plains	46.8	22.3	24.5
Other	2.8	0.5	2.3
Total	$194.5	$70.8	$123.7

In June 2012, we announced that we had filed applications with the Ohio Lottery Commission for Video Lottery Sales Agent Licenses for our Ohio racetracks, Raceway Park and Beulah Park, and with the Ohio State Racing Commission for permission to relocate the racetracks to Dayton and Austintown, respectively. On May 1, 2013, we received approval from the Ohio Racing Commission for our relocation plans.  Construction started in late May 2013 for the new Hollywood-themed facility in Austintown, with a $261 million budget, inclusive of a $75 million relocation fee and $50 million license fee, featuring a new thoroughbred racetrack and up to 1,000 video lottery terminals, as well as various restaurants, bars and other amenities. The new Austintown facility will be located on 184 acres in Austintown’s Centrepointe Business Park near the intersection of Interstate 80 and Ohio Route 46. For Dayton, construction started in late May 2013 for the new Hollywood-themed facility, with a $254 million budget, inclusive of a $75 million relocation fee and $50 million license fee, featuring a new standardbred racetrack and up to 1,500 video lottery terminals, as well as various restaurants, bars and other amenities. The Dayton facility will be located on 125 acres on the site of an abandoned Delphi Automotive plant near Wagner Ford and Needmore roads in North Dayton.  As of June 30, 2013, we have incurred cumulative costs of $13.0 million and $11.2 million for the Austintown facility and the Dayton facility, respectively.

During the six months ended June 30, 2013, we spent approximately $45.8 million for capital maintenance expenditures, with $13.6 million at our Midwest segment, $13.7 million at our East/West segment, $14.5 million at our Southern Plains segment, and $4.0 million for Other. The majority of the capital maintenance expenditures were for slot machines and slot machine equipment.

Cash generated from operations and cash available under the revolving credit facility portion of our senior secured credit facility have funded our capital project and capital maintenance expenditures in 2013 to date.

Debt

Our senior secured credit facility had a gross outstanding balance of $2,139.3 million at June 30, 2013, consisting of a $1,015.0 million Term Loan A facility and a $1,124.3 million Term Loan B facility. No balances were outstanding on the revolving credit facility at June 30, 2013.  Additionally, at June 30, 2013, we were contingently obligated under letters of credit issued pursuant to the senior secured credit facility with face amounts aggregating $73.3 million, resulting in $711.7 million of available borrowing capacity as of June 30, 2013 under the revolving credit facility. The Company made payments of $128.2 million against its Term Loan B facility during 2013.

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

At June 30, 2013, we were in compliance with all required covenants.

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

As discussed in Note 9, on June 13, 2013, the Company finalized an agreement with the state of Ohio and has agreed to pay $110 million over a ten year period commencing in July 2013 for certain clarifications from the State of Ohio with respect to various financial matters and limits on competition within the ten year time period.  Additionally, in return for being able to relocate its existing racetracks in Toledo and Grove City to Dayton and Austintown (located in Mahoning Valley), respectively, the Company agreed to pay the state $7.5 million upon the opening of each facility, as well as eighteen semi-annual installment payments of $4.8 million beginning one year after the opening of each facility.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The table below provides information at June 30, 2013 about our financial instruments that are sensitive to changes in interest rates. For debt obligations, the table presents notional amounts maturing during the period and the related weighted-average interest rates by maturity dates. Notional amounts are used to calculate the contractual payments to be exchanged by maturity date and the weighted-average interest rates are based on implied forward LIBOR rates at June 30, 2013.

	07/01/13 - 06/30/14	07/01/14 - 06/30/15	07/01/15 - 06/30/16	07/01/16 - 06/30/17	07/01/17 - 06/30/18	Thereafter	Total	Fair Value 06/30/13
	(in thousands)
Long-term debt:
Fixed rate	$—	$—	$—	$—	$—	$325,000	$325,000	$355,875
Average interest rate						8.75%

Variable rate	$82,500	$110,000	$82,500	$740,000	$—	$1,124,300	$2,139,300	$2,140,762
Average interest rate (1)	3.22%	3.62%	3.94%	4.21%	0.00%	5.59%

(1)           Estimated rate, reflective of forward LIBOR plus the spread over LIBOR applicable to variable-rate borrowing.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Controls and Procedures

The Company’s management, under the supervision and with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of June 30, 2013, which is the end of the period covered by this Quarterly Report on Form 10-Q. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well-designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2013 to ensure that information required to be disclosed by the Company in reports we file or submit under the Exchange Act is (i) recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the United States Securities and Exchange

Commission’s rules and forms and (ii) accumulated and communicated to the Company’s management, including the Company’s principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

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

ITEM 2 — Unregistered Sales of Equity Securities and Use of Proceeds

                The Company did not repurchase any shares of common stock during the three months ended June 30, 2013.

ITEM 3 — Defaults upon Senior Securities

None.

ITEM 4 — Mine Safety Disclosures

Not applicable.

ITEM 5 — Other information

Not applicable.

ITEM 6. EXHIBITS

Exhibit	Description of Exhibit

10.1	Penn National Gaming, Inc. Deferred Compensation Plan as amended (Incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed on May 3, 2013).

10.2*	Amendment of Penn National Gaming, Inc. 2003 Long Term Incentive Compensation Plan

31.1*	CEO Certification pursuant to rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

31.2*	CFO Certification pursuant to rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

32.1*	CEO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	CFO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Balance Sheets at June 30, 2013 and December 31, 2012, (ii) the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2013 and 2012, (iii) the Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2013 and 2012, (iv) the Condensed Consolidated Statements of Changes in Shareholders’

Equity for the six months ended June 30, 2013 and 2012, (v) the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2013 and 2012 and (vi) the notes to the Condensed Consolidated Financial Statements, tagged as blocks of text.

*              Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PENN NATIONAL GAMING, INC.

August 2, 2013	By:	/s/ William J. Clifford
William J. Clifford
Senior Vice President Finance and Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit	Description of Exhibit

10.1	Penn National Gaming, Inc. Deferred Compensation Plan as amended (Incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed on May 3, 2013).

10.2*	Amendment of Penn National Gaming, Inc. 2003 Long Term Incentive Compensation Plan

31.1*	CEO Certification pursuant to rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

31.2*	CFO Certification pursuant to rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

32.1*	CEO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	CFO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Balance Sheets at June 30, 2013 and December 31, 2012, (ii) the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2013 and 2012, (iii) the Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2013 and 2012, (iv) the Condensed Consolidated Statements of Changes in Shareholders’ Equity for the six months ended June 30, 2013 and 2012, (v) the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2013 and 2012 and (vi) the notes to the Condensed Consolidated Financial Statements, tagged as blocks of text.

*                                         Filed herewith.