Form 10-K/A
period 2012-12-31
PENN NATIONAL GAMING INC
filed 2013-08-08
CIK 921738

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

As of June 30, 2012, the aggregate market value of the voting common stock held by non-affiliates of the registrant was approximately $2.9 billion. Such aggregate market value was computed by reference to the closing price of the common stock as reported on the NASDAQ Global Select Market on June 30, 2012. For purposes of making this calculation only, the registrant has defined affiliates as including all directors, executive officers and beneficial owners of more than ten percent of the common stock of the Company.

The number of shares of the registrant’s common stock outstanding as of February 14, 2013 was 77,715,792.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

The Registrant is filing this Amendment No. 1 on Form 10K/A (“Form 10K/A”) to its Annual Report on Form 10-K for the year ended December 31, 2012 (“Form 10-K”) to correct a typographical error in our audit opinion on pages 67 and 113 on our Form 10-K which had inadvertently omitted the reference to the consolidated statement of comprehensive income.

As required by Rule 12b-15, the Registrant’s principal executive officer and principal financial officer are providing currently dated certifications on Exhibits 31.3, 31.4, 32.3 and 32.4.  Accordingly, the Registrant hereby amends Item 15 in the Form 10-K to add such reports as Exhibits.

Except as described above, this Form 10-K/A does not amend, update or change any other items or disclosures in the Form 10-K, including any of the financial information disclosed in Parts II and IV of the Form 10-K, and does not purport to reflect any information or events subsequent to the filing thereof.  As such, this Form 10-K/A speaks only as of the date the Form 10-K was filed, and the Company has not undertaken herein to amend, supplement or update any information contained in the Form 10-K to give effect to any subsequent events.  Accordingly, this Form 10-K/A should be read in conjunction with the Form 10-K.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

Board of Directors

Penn National Gaming, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Penn National Gaming, Inc. and Subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income, changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Penn National Gaming, Inc. and Subsidiaries’ internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 22, 2013 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Philadelphia, Pennsylvania

February 22, 2013

Penn National Gaming, Inc. and Subsidiaries

Consolidated Balance Sheets

(in thousands, except share and per share data)

	December 31,
	2012	2011
Assets
Current assets
Cash and cash equivalents	$260,467	$238,440
Receivables, net of allowance for doubtful accounts of $3,901 and $4,115 at December 31, 2012 and December 31, 2011, respectively	53,720	55,455
Insurance receivable	—	1,072
Prepaid expenses	94,620	39,801
Deferred income taxes	39,793	32,306
Other current assets	38,540	48,715
Total current assets	487,140	415,789
Property and equipment, net	2,730,797	2,277,200
Other assets
Investment in and advances to unconsolidated affiliates	204,506	174,116
Goodwill	1,380,689	1,180,359
Other intangible assets	706,477	421,593
Debt issuance costs, net of accumulated amortization of $11,462 and $4,860 at December 31, 2012 and December 31, 2011, respectively	35,999	33,310
Other assets	98,449	103,979
Total other assets	2,426,120	1,913,357
Total assets	$5,644,057	$4,606,346
Liabilities
Current liabilities
Current maturities of long-term debt	$81,497	$44,559
Accounts payable	38,268	39,582
Accrued expenses	133,316	113,699
Accrued interest	21,872	17,947
Accrued salaries and wages	96,426	85,285
Gaming, pari-mutuel, property, and other taxes	55,610	49,559
Income taxes	—	5,696
Insurance financing	3,856	16,363
Other current liabilities	68,774	53,650
Total current liabilities	499,619	426,340
Long-term liabilities
Long-term debt, net of current maturities	2,649,073	1,998,606
Deferred income taxes	216,357	167,576
Noncurrent tax liabilities	20,393	33,872
Other noncurrent liabilities	7,686	8,321
Total long-term liabilities	2,893,509	2,208,375
Shareholders’ equity
Preferred stock ($.01 par value, 1,000,000 shares authorized, 12,275 shares issued and outstanding at December 31, 2012 and 2011)	—	—
Common stock ($.01 par value, 200,000,000 shares authorized, 77,446,601 and 76,213,126 shares issued at December 31, 2012 and December 31, 2011, respectively)	769	756
Additional paid-in capital	1,451,965	1,385,355
Retained earnings	795,173	583,202
Accumulated other comprehensive income	3,022	2,318
Total shareholders’ equity	2,250,929	1,971,631
Total liabilities and shareholders’ equity	$5,644,057	$4,606,346

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

Penn National Gaming, Inc. and Subsidiaries

Consolidated Statements of Changes in Shareholders’ Equity

(in thousands, except share data)

	Penn National Gaming, Inc. shareholders
	Preferred Stock		Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive	Noncontrolling	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	(Loss) Income	Interests	Equity
Balance, December 31, 2009	12,500	$—	78,972,256	$786	$1,480,476	$397,407	$(26,028)	$(565)	$1,852,076
Repurchase of preferred stock	(225)	—	—	—	(11,200)	—	—	—	(11,200)
Repurchase of noncontrolling interest	—	—	—	—	(27,758)	—	—	2,758	(25,000)
Stock option activity, including tax benefit of $4,071	—	—	823,056	8	35,875	—	—	—	35,883
Share repurchases	—	—	(1,526,400)	(15)	(35,843)	—	—	—	(35,858)
Restricted stock activity, including tax expense of $760	—	—	145,110	—	5,382	—	—	—	5,382
Change in fair value of interest rate swap contracts, net of income taxes of $9,427	—	—	—	—	—	—	16,410	—	16,410
Change in fair value of corporate debt securities	—	—	—	—	—	—	1,165	—	1,165
Foreign currency translation adjustment	—	—	—	—	—	—	568	—	568
Net loss	—	—	—	—	—	(59,467)	—	(2,193)	(61,660)
Balance, December 31, 2010	12,275	—	78,414,022	779	1,446,932	337,940	(7,885)	—	1,777,766
Stock option activity, including tax benefit of $1,369	—	—	695,915	7	39,352	—	—	—	39,359
Share repurchases	—	—	(2,981,406)	(30)	(105,176)	—	—	—	(105,206)
Restricted stock activity, net, including tax benefit of $1,188	—	—	84,595	—	4,247	—	—	—	4,247
Change in fair value of interest rate swap contracts, net of income taxes of $5,238	—	—	—	—	—	—	9,374	—	9,374
Change in fair value of corporate debt securities	—	—	—	—	—	—	1,116	—	1,116
Foreign currency translation adjustment	—	—	—	—	—	—	(287)	—	(287)
Cumulative-effect of adoption of amendments to ASC 924 regarding jackpot liabilities, net of income taxes of $1,068	—	—	—	—	—	2,911	—	—	2,911
Net income	—	—	—	—	—	242,351	—	—	242,351
Balance, December 31, 2011	12,275	—	76,213,126	756	1,385,355	583,202	2,318	—	1,971,631
Stock option activity, including tax benefit of $5,411	—	—	1,241,091	13	62,234	—	—	—	62,247
Restricted stock activity, including tax benefit of $670	—	—	(7,616)	—	4,376	—	—	—	4,376
Change in fair value of corporate debt securities	—	—	—	—	—	—	279	—	279
Foreign currency translation adjustment	—	—	—	—	—	—	425	—	425
Net income	—	—	—	—	—	211,971	—	—	211,971
Balance, December 31, 2012	12,275	$—	77,446,601	$769	$1,451,965	$795,173	$3,022	$—	$2,250,929

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

Penn National Gaming, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

1.                                      Business and Basis of Presentation

Penn National Gaming, Inc. (“Penn”) and subsidiaries (collectively, the “Company”) is a diversified, multi-jurisdictional owner and manager of gaming and pari-mutuel properties. Penn is the successor to several businesses that have operated as Penn National Race Course since 1972. Penn was incorporated in Pennsylvania in 1982 as PNRC Corp. and adopted its current name in 1994, when the Company became a public company. In 1997, the Company began its transition from a pari-mutuel company to a diversified gaming company with the acquisition of the Charles Town property and the introduction of video lottery terminals in West Virginia. Since 1997, the Company has continued to expand its gaming operations through strategic acquisitions (including the acquisitions of Hollywood Casino Bay St. Louis and Boomtown Biloxi, CRC Holdings, Inc., Hollywood Casino Corporation, Argosy Gaming Company, Zia Park Casino, Sanford- Orlando Kennel Club and The M Resorts LLC (the “M Resort”)), greenfield projects (such as at Hollywood Casino at Penn National Race Course, Hollywood Casino Bangor and Hollywood Casino Perryville), and property expansions (such as Hollywood Casino at Charles Town Races and Hollywood Casino Lawrenceburg). Most recently, the Company, along with its joint venture partner, opened Hollywood Casino at Kansas Speedway on February 3, 2012 and in Ohio, the Company opened its Hollywood Casino Toledo facility on May 29, 2012 and its Hollywood Casino Columbus facility on October 8, 2012. Finally, on November 2, 2012, the Company acquired Harrah’s St. Louis facility, which is currently in process of being rebranded to Hollywood Casino St. Louis.

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

2.                                      Proposed Spin-Off of Real Estate Assets through a Real Estate Investment Trust

On November 15, 2012, the Company announced that it intends to pursue a plan to separate the majority of its gaming operating assets and real property assets into two publicly traded companies including an operating entity, Penn National Gaming (“PNG”), and, through a tax-free Spin-Off of its real estate assets to holders of its common stock, a newly formed publicly traded real estate investment trust (“REIT”) (“PropCo”), subject to required gaming regulatory body approvals.

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

As a result of the proposed Spin-Off, PropCo will initially own substantially all of the real property assets and will lease back most of those assets to PNG for use by its subsidiaries, under a “triple net” 35 year Master Lease agreement (including extensions) as well as own and operate Hollywood Casino Perryville and Hollywood Casino Baton Rouge via taxable REIT subsidiaries. PNG would own the gaming licenses, operate the leased gaming facilities and own and operate other assets, including the Casino Rama casino management contract, the 50% joint venture interest in Hollywood Casino at Kansas Speedway, seven non-casino racetracks and gaming equipment.

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

The Company’s receivables of $53.7 million and $55.5 million at December 31, 2012 and 2011, respectively, primarily consist of $5.1 million and $10.9 million, respectively, due from the West Virginia Lottery for gaming revenue settlements and capital reinvestment projects at Hollywood Casino at Charles Town Races, $11.8 million and $11.2 million, respectively, for reimbursement of expenses paid on behalf of Casino Rama, $4.0 million and $3.6 million, respectively, for racing settlements due from simulcasting at Hollywood Casino at Penn National Race Course, $3.8 million and $1.1 million, respectively, for reimbursement of payroll expenses paid on behalf of the Company’s joint venture in Kansas, and markers issued to customers mentioned above.

Accounts are written off when management determines that an account is uncollectible. Recoveries of accounts previously written off are recorded when received. An allowance for doubtful accounts is determined to reduce the Company’s receivables to their carrying value, which approximates fair value. The allowance is estimated based on historical collection experience, specific review of individual customer accounts, and current economic and business conditions. Historically, the Company has not incurred any significant credit- related losses.

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

See Note 19 for further information regarding the Company’s assessment of the inputs used to measure the fair value for the investment in corporate debt securities.

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

Goodwill and Other Intangible Assets

At December 31, 2012, the Company had $1,380.7 million in goodwill and $706.5 million in other intangible assets within its consolidated balance sheet, representing 24.5% and 12.5% of total assets, respectively, resulting from the Company’s acquisition of other businesses and payment for gaming licenses and racing permits. Two issues arise with respect to these assets that require significant management estimates and judgment: (i) the valuation in connection with the initial purchase price allocation; and (ii) the ongoing evaluation for impairment.

In connection with the Company’s acquisitions, valuations are completed to determine the allocation of the purchase prices. The factors considered in the valuations include data gathered as a result of the Company’s due diligence in connection with the acquisitions, projections for future operations, and data obtained from third-party valuation specialists as deemed appropriate. Goodwill is tested annually, or more frequently if indicators of impairment exist, for impairment by comparing the fair value of the reporting units to their carrying amount. If the carrying amount of a reporting unit exceeds its fair value in step 1 of the impairment test, then step 2 of the impairment test is performed to determine the implied value of goodwill for that reporting unit. If the implied value of goodwill is less than the goodwill allocated for that reporting unit, an impairment loss is recognized.

In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 350, “Intangibles-Goodwill and Other,” the Company considers its gaming licenses, racing permits and the majority of its trademark intangible assets as indefinite-life intangible assets that do not require amortization based on the Company’s future expectations to operate its gaming facilities indefinitely (not withstanding the recent events in Iowa which the Company concluded was an isolated incident and the first time in the Company’s history a gaming regulator has taken an action which could cause the Company to lose its gaming license) as well as its historical experience in renewing these intangible assets at minimal cost with various state gaming and racing commissions. Rather, these intangible assets are tested annually, or more frequently if indicators of impairment exist, for impairment by comparing the fair value of the recorded assets to their carrying amount. If the carrying amounts of the indefinite-life intangible assets exceed their fair value, an impairment loss is recognized.

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

Forecasted adjusted EBITDA levels (based on the Company’s annual operating plan as determined in the fourth quarter) can be significantly impacted by the local economy in which the Company’s reporting units operate. For example, increases in unemployment rates can result in decreased customer visitations and/or lower customer spend per visit. In addition, the impact of new legislation which approves gaming in nearby jurisdictions or further expands gaming in jurisdictions where the Company’s reporting units currently operate can result in opportunities for the Company to expand its operations. However, it also has the impact of increasing competition for the Company’s established properties which generally will have a negative effect on those locations’ profitability once competitors become established as a certain level of cannibalization occurs absent an overall increase in customer visitations. Lastly, increases in gaming taxes approved by state regulatory bodies can negatively impact forecasted adjusted EBITDA.

The adjusted EBITDA multiple utilized by the Company in its goodwill impairment valuation methodology is determined based on the Company’s current enterprise value, increased for a control premium. The control premium assumption is based on acquisitions of precedent transactions of comparable businesses. In evaluating the estimates derived by the market based approach, management assesses the relevance and reliability of the multiples by considering factors unique to its reporting units, including recent operating results, business plans, economic projections, anticipated future cash flows, and other market data. These considerations can lead the Company to modify its individual reporting units adjusted EBITDA multiple. EBITDA multiples can be significantly impacted by various factors, such as a company’s present and future cost of capital, the future growth opportunities for the industry as well as for the company’s reporting units, general market sentiment, investors’ perceptions of senior management’s effectiveness at deploying capital and managing overall operations, as well as pending or recently completed merger transactions.

Assumptions and estimates about future adjusted EBITDA levels and multiples by individual reporting units are complex and subjective. They are sensitive to changes in underlying assumptions and can be affected by a variety of factors, including external factors, such as industry, geopolitical and economic trends, and internal factors, such as changes in the Company’s business strategy, which may reallocate capital and resources to different or new opportunities which management believes will enhance the Company’s overall value but may be to the detriment of an individual reporting unit.

Once an impairment of goodwill or other indefinite-life intangible assets has been recorded, it cannot be reversed. Because the Company’s goodwill and indefinite-life intangible assets are not amortized, there may be volatility in reported income because impairment losses, if any, are likely to occur irregularly and in varying amounts. Intangible assets that have a definite-life are amortized on a straight-line basis over their estimated useful lives or related service contract. The Company reviews the carrying value of its intangible assets that have a definite-life for possible impairment whenever events or changes in circumstances indicate that their carrying value may not be recoverable. If the carrying amount of the intangible assets that have a definite-life exceed their fair value, an impairment loss is recognized.

Debt Issuance Costs

Debt issuance costs that are incurred by the Company in connection with the issuance of debt are deferred and amortized to interest expense using the effective interest method over the contractual term of the underlying indebtedness.

Comprehensive Income

The Company accounts for comprehensive income in accordance with ASC 220, “Comprehensive Income,” which establishes standards for the reporting and presentation of comprehensive income in the consolidated financial statements. The Company presents comprehensive income in two separate but consecutive statements.

Income Taxes

The Company accounts for income taxes in accordance with ASC 740, “Income Taxes” (“ASC 740”). Under ASC 740, deferred tax assets and liabilities are determined based on the differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities and are measured at the prevailing enacted tax rates that will be in effect when these differences are settled or realized. ASC 740 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax assets will not be realized.

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

See Note 10 for additional information related to the Company’s derivatives.

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

Revenues are recognized net of certain sales incentives in accordance with ASC 605-50, “Revenue Recognition—Customer Payments and Incentives.” The Company records certain sales incentives and points earned in point-loyalty programs as a reduction of revenue.

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

The Company is required to adjust its diluted weighted-average common shares outstanding for the purpose of calculating diluted EPS as follows: 1) when the average price of the Company’s common stock at the end of the reporting period is less than $45, the diluted weighted- average common shares outstanding is increased by 27,277,778 shares (regardless of how much the stock price is below $45); 2) when the average price of the Company’s common stock at the end of the reporting period is between $45 and $67, the diluted weighted-average common shares outstanding is increased by an amount which can be calculated by dividing $1.23 billion (face value) by the current price per share of the Company’s common stock, which will result in an increase in the diluted weighted-average common shares outstanding of between 18,320,896 shares and 27,277,778 shares; and 3) when the average price of the Company’s common stock at the end of the reporting period is above $67, the diluted weighted- average common shares outstanding is increased by 18,320,896 shares (regardless of how much the stock price exceeds $67). See Note 13 for discussion of the proposed Spin-Off transaction and its potential future impact on the calculation of diluted weighted-average common shares outstanding.

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

Stock-Based Compensation

The Company accounts for stock compensation under ASC 718, “Compensation—Stock Compensation,” which requires the Company to expense the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. This expense is recognized ratably over the requisite service period following the date of grant.

The fair value for stock options was estimated at the date of grant using the Black-Scholes option-pricing model, which requires management to make certain assumptions. The risk-free interest rate was based on the United States (“U.S.”) Treasury spot rate with a term equal to the expected life assumed at the date of grant. Expected volatility was estimated based on the historical volatility of the Company’s stock price over a period of 6.64 years, in order to match the expected life of the options at the grant date. Historically, at the grant date, there has been no expected dividend yield assumption since the Company has not paid any cash dividends on its common stock since its initial public offering in May 1994 and since the Company intends to retain all of its earnings to finance the development of its business for the foreseeable future. The weighted-average expected life was based on the contractual term of the stock option and expected employee exercise dates, which was based on the historical and expected exercise behavior of the Company’s employees. Forfeitures are estimated at the date of grant based on historical experience.

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

See Note 16 for further information with respect to the Company’s segments.

Statements of Cash Flows

The Company has presented the consolidated statements of cash flows using the indirect method, which involves the reconciliation of net income (loss) including noncontrolling interests to net cash flow from operating activities.

Acquisitions

The Company accounts for its acquisitions in accordance with ASC 805, “Business Combinations.” The results of operations of acquisitions are included in the consolidated financial statements from their respective dates of acquisition.

Certain Risks and Uncertainties

The Company faces intense gaming competition in most of the markets where its properties operate. Various states are currently considering or implementing legislation to legalize or expand gaming. Such legislation presents potential opportunities for the Company to establish new properties; however, this also presents potential competitive threats to the Company’s existing properties. For example, the Company’s two largest properties in terms of net revenues will face or have faced new sources of significant competition in the near term. Namely, a casino scheduled to open in March 2013 in Cincinnati, Ohio will compete in the same market as Hollywood Casino Lawrenceburg and Hollywood Casino at Charles Town Races faced increased competition in June 2012 from the opening of a significant casino complex at the Arundel Mills mall in Anne Arundel, Maryland. Although these openings will have a significant impact on the Company’s operations, they have less significance on the Company’s operations than in recent periods due to the 2012 openings of Hollywood Casino Toledo and Hollywood Casino Columbus in Ohio as well as the November 2012 acquisition of Harrah’s St. Louis gaming and lodging facility.

The Company’s operations are dependent on its continued licensing by state gaming commissions. The loss of a license, in any jurisdiction in which the Company operates, could have a material adverse effect on future results of operations. See Note 11 for a discussion of the Company’s status in regards to Argosy Casino Sioux City’s gaming license, which expired in July 2012.

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

5.                                     New Accounting Pronouncements

In July 2012, the FASB issued amendments to provide an entity with the option to make a qualitative assessment about the likelihood that an indefinite-lived intangible asset is impaired to determine whether it should perform a quantitative impairment test. The amendments also enhance the consistency of impairment testing guidance among long-lived asset categories by permitting an entity to assess qualitative factors to determine whether it is necessary to calculate the asset’s fair value when testing an indefinite-lived intangible asset for impairment, which is equivalent to the impairment testing requirements for other long-lived assets. In accordance with these amendments, an entity has the option first to assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived intangible asset is impaired. If, after assessing the totality of events and circumstances, an entity concludes that it is not more likely than not that the indefinite-lived intangible asset is impaired, then the entity is not required to take further action. However, if an entity concludes otherwise, then it is required to determine the fair value of the indefinite- lived intangible asset and perform the quantitative impairment test by comparing the fair value with the carrying amount. An entity also has the option to bypass the qualitative assessment for any indefinite-lived intangible asset in any period and proceed directly to performing the quantitative impairment test. An entity will be able to resume performing the qualitative assessment in any subsequent period. The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted, including for annual and interim impairment tests performed as of a date before July 27, 2012, if a public entity’s financial statements for the most recent annual or interim period have not yet been issued, however the Company did not early adopt this amendment.

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

6.                                      Acquisitions and Other Recent Business Ventures

Harrah’s St. Louis Acquisition

On November 2, 2012, the Company closed on the agreement to acquire 100% of the equity of Harrah’s St. Louis gaming and lodging facility from Caesars Entertainment for a purchase price of $617.9 million. While the acquisition was a stock transaction, it was treated as an asset transaction for tax purposes. This enables the Company to amortize the goodwill and other fair value adjustments for tax purposes. The acquisition reflects the continuing efforts of the Company to expand its regional operating platform with a facility in a large metropolitan market. The Company is currently in the process of transitioning the property to its Hollywood Casino-brand name. The purchase price of the transaction was funded through an add-on to the Company’s senior secured credit facility. The preliminary purchase price allocation, net of cash acquired of $13.5 million, resulted in an increase to goodwill and other intangible assets, property and equipment, net, total current assets, and total current liabilities, of $386.4 million, $225.1 million, $2.9 million, and $10.0 million, respectively based on their estimated fair values at November 2, 2012. The results of the St. Louis facility have been included in the Company’s consolidated financial statements since the acquisition date.

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

M Resort Transaction

The Company purchased all of the outstanding bank and subordinated debt of the M Resort in October 2010 for $230.5 million at which time the Company also secured the right to acquire the business of the M Resort in exchange for the property’s outstanding debt obligations. On June 1, 2011, following the requisite regulatory approvals, the Company acquired the business in exchange for the debt. This non-cash transaction resulted in the removal of the Company’s loan receivable and the purchase price allocation, net of cash acquired of $28.0 million, resulted in an increase to property and equipment, net, total current assets, total other assets, and total current liabilities, of $203.7 million, $13.7 million, $2.4 million, and $17.3 million, respectively based on their estimated fair values at June 1, 2011.

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

7.                                      Investment In and Advances to Unconsolidated Affiliates

As of December 31, 2012, investment in and advances to unconsolidated affiliates primarily included the Company’s 50% interest in Freehold Raceway, its 50% investment in Kansas Entertainment, LLC (“Kansas Entertainment”), which is a joint venture with International Speedway Corporation (“International Speedway”), and its 50% joint venture with MAXXAM, Inc. (“MAXXAM”) that owns and operates racetracks in Texas. These investments are more fully described below.

Kansas Entertainment

Kansas Entertainment opened its Hollywood-themed facility on February 3, 2012. The facility features a 95,000 square foot casino with approximately 2,000 slot machines, 40 table games and 12 poker tables, a 1,253 space parking structure, as well as a variety of dining and entertainment facilities. The Company and International Speedway shared equally in the cost of developing and constructing the facility. The Company’s share of the project incurred as of December 31, 2012 was $139.0 million, inclusive of licensing fees. During the years ended December 31, 2012, 2011 and 2010, the Company funded $39.1 million, $70.9 million, and $30.6 million, respectively, for capital expenditures and other operating expenses. During the year ended December 31, 2012, the Company received distributions from Kansas Entertainment totaling $13.0 million.

The Company determined that Kansas Entertainment qualified as a variable interest entity (“VIE”) at December 31, 2012 and 2011. The Company did not consolidate its investment in Kansas Entertainment at, and for the years ended December 31, 2012 and 2011, as the Company determined that it did not qualify as the primary beneficiary of Kansas Entertainment at, and for the years ended December 31, 2012 and 2011, primarily as it did not have the ability to direct the activities of Kansas Entertainment that most significantly impacted Kansas Entertainment’s economic performance without the input of International Speedway. In addition, the Company determined that International Speedway had substantive participating rights in Kansas Entertainment at, and for the years ended December 31, 2012 and 2011.

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

New Jersey Joint Venture

During the year ended December 31, 2011, the Company recorded a $5.9 million charge to reflect its share of a goodwill impairment recorded at its New Jersey joint venture. As of December 31, 2012 and 2011, the Company’s investment balance was $10.9 million and $11.2 million, respectively. The Company believes the investment balance is realizable based on its share of the underlying fair value of the business.

The Company determined that the New Jersey joint venture did not qualify as a VIE at December 31, 2012 and 2011. Using the guidance for entities that are not VIEs, the Company determined that it did not have a controlling financial interest in the joint venture at, and for the years ended December 31, 2012 and 2011, primarily as it did not have the ability to direct the activities of the joint venture that most significantly impacted the joint venture’s economic performance without the input of Greenwood Limited Jersey, Inc. Therefore, the Company did not consolidate its investment in the joint venture at, and for the years ended December 31, 2012 and 2011.

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

For the year ended December 31, 2010, the Company’s share of losses in the Maryland Jockey Club included a $14.4 million charge for the Company’s share of a goodwill impairment write-down recorded by the Maryland Jockey Club during the fourth quarter of 2010 as a result of the negative outcome related to the zoning referendum in which voters approved a casino complex at the Arundel Mills mall in Anne Arundel, Maryland.

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

During the year ended December 31, 2012, total property and equipment, before accumulated depreciation, increased by $642.5 million primarily due to expenditures for Hollywood Casino Toledo, which opened on May 29, 2012, and Hollywood Casino Columbus, which opened on October 8, 2012, as well as the acquisition of Harrah’s St. Louis facility on November 2, 2012.

Depreciation expense, for property and equipment as well as capital leases, totaled $244.5 million, $209.3 million, and $206.6 million in 2012, 2011 and 2010, respectively. Interest capitalized in connection with major construction projects was $8.4 million, $5.6 million, and $5.5 million in 2012, 2011 and 2010, respectively.

On May 4, 2010, in a statewide election in Ohio, the voters determined that the Company’s casino in Columbus will be located at the site of the former Delphi Automotive plant along Columbus’s West Side. As a result of the election, the Company initiated the process to sell the parcel of land that it purchased in Columbus’s Arena District, the original site approved by voters, and reclassified the land as held for sale. The Company obtained an appraisal to determine the estimated fair market value of the land and recorded a pre-tax impairment charge of $31.3 million ($20.1 million, net of taxes) during the year ended December 31, 2010, which was comprised of the difference between the land’s estimated fair market value less costs to sell and its carrying value. The Company engaged a qualified external real estate appraiser to assist in the valuation of the land, which was based on the sales prices of properties with similar characteristics to the Company’s property in the Columbus Arena District. This land was sold in August 2011, which did not have a significant impact on the Company’s consolidated statement of operations.

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

Goodwill consists mainly of goodwill from the acquisitions of Hollywood Casino Corporation in March 2003, Argosy Gaming Company in October 2005, Zia Park Casino in April 2007, and Harrah’s St. Louis facility in November 2012.

During the year ended December 31, 2012, goodwill increased by $200.3 million, primarily due to the acquisition of Harrah’s St. Louis facility on November 2, 2012.

During the year ended December 31, 2010, due to decreased earning projections at the Company’s properties in the Chicagoland regional market resulting from an anticipated increase in competition from the scheduled opening of a casino in the second half of 2011 in Des Plaines, Illinois, as well as continued challenging market conditions in the Chicagoland regional market, the Company recorded a pre-tax impairment charge of $144.6 million ($144.6 million, net of taxes) and $44.2 million ($28.4 million, net of taxes) for Hollywood Casino Aurora and Hollywood Casino Joliet, respectively, as the Company determined that a portion of the value of the goodwill associated with the original purchase of Hollywood Casino Aurora and Hollywood Casino Joliet was impaired.

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

During the year ended December 31, 2012, indefinite-life intangible assets increased by $278.7 million, primarily due to the gaming licenses for Hollywood Casino Toledo, which opened on May 29, 2012, and Hollywood Casino Columbus, which opened on October 8, 2012, as well as the acquisition of Harrah’s St. Louis facility on November 2, 2012.

The Company’s intangible asset amortization expense was $0.8 million, $2.2 million, and $5.8 million for the years ended December 31, 2012, 2011 and 2010, respectively.

During the year ended December 31, 2010, the Company wrote-off the Argosy trademark intangible asset for $4.4 million ($2.8 million, net of taxes) due to management’s strategy to transition Argosy properties to the Hollywood Casino brand.

The following table presents expected intangible asset amortization expense based on existing intangible assets at December 31, 2012 (in thousands):

2013	$3,536
2014	2,953
2015	19
Total	$6,508

The Company’s remaining goodwill and other intangible assets by reporting unit at December 31, 2012 is shown below (in thousands):

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

On November 1, 2012, the Company raised $915 million of additional funds and increased its revolver capacity through an add-on to its senior secured credit facility. As of December 31, 2012, the senior secured credit facility was comprised of a $785 million revolving credit facility that will mature in July 2016, a $1.1 billion variable rate Term Loan A due in July 2016 and a $1.252 billion variable rate Term Loan B due in July 2018. The proceeds from the issuance of the add-on to the senior secured credit facility were utilized to complete the acquisition of Harrah’s St. Louis gaming and lodging facility from Caesars Entertainment which closed on November 2, 2012 and for working capital purposes.

The interest rates payable on the facilities are based on the leverage ratios of the Company as defined in the debt agreements, however, based on current borrowing levels, the Company will pay LIBOR plus 175 basis points on the revolver and Term Loan A and LIBOR plus 275 basis points on Term Loan B (subject to a 1% LIBOR floor).

The Company’s senior secured credit facility had a gross outstanding balance of $2,395.0 million at December 31, 2012, consisting of $100.0 million drawn under the revolving credit facility, a $1,042.5 million Term Loan A facility, and a $1,252.5 million Term Loan B facility. Additionally, at December 31, 2012, the Company was contingently obligated under letters of credit issued pursuant to the senior secured credit facility with face amounts aggregating $75.3 million, resulting in $609.7 million of available borrowing capacity as of December 31, 2012 under the revolving credit facility.

8 3/4% Senior Subordinated Notes

In August 2009, the Company completed an offering of $325 million 8 3/4% senior subordinated notes that mature on August 15, 2019. Interest on the $325 million 8 3/4% senior subordinated notes is payable on February 15 and August 15 of each year. The $325 million 8 3/4% senior subordinated notes are general unsecured obligations and are not guaranteed by the Company’s subsidiaries and were issued in a private placement pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended. At any time prior to August 15, 2014, the Company may redeem all or part of the 8 3/4% senior subordinated notes at par plus the present value (discounted at the treasury rate plus 50 basis points) of scheduled interest payments through August 15, 2014, along with accrued and unpaid interest, if any, at the date of redemption. On or after August 15, 2014, the Company may redeem all or part of the 8 3/4% senior subordinated notes at a redemption price of 104.375% which gradually reduces to par by 2017.

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

In April 2010, the Company entered into a termination contract with the city of Aurora, Illinois, whereby the Company would pay $7 million in lieu of perpetual annual payments (of approximately $1 million) to have off duty Aurora police officials provide security at Hollywood Casino Aurora each day. Payments of $1.5 million were made on June 1, 2010 and September 1, 2010 and payments of $2.0 million were made on June 1, 2011 and 2012. This liability was discounted using an estimate of the Company’s incremental borrowing rate over the term of the obligation. The accretion of this discount was recorded in interest expense in the consolidated statements of operations.

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

Unrealized losses for the Company’s interest rate swap contracts within accumulated other comprehensive loss within the consolidated balance sheet at December 31, 2010 was $9.4 million. The effect of derivative instruments on the consolidated statement of operations for the year ended December 31, 2010 was as follows (in thousands):

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

In addition, the Belle filed suit against MRHD for a breach of contract and seeking to enjoin MRHD from disavowing the 2015 extension agreement it signed and the exclusivity obligations in the agreement. The injunction request was denied on October 29, 2012. MRHD submitted a proposal with another gaming operator to develop a land-based facility in Sioux City. Without prejudice to its legal claims, the Belle is participating in this request for proposals. On November 5, 2012, the Company announced that it had submitted to the IRGC two proposals for a new gaming and entertainment destination in Woodbury County for the IRGC’s consideration. The first proposal, Hollywood Casino Sioux City, would feature a 33,000 square-foot casino floor with 750 slot machines, 20 table games and a 5-table poker room, as well as various dining and entertainment amenities and a multi-purpose event center. The second proposal, Hollywood Casino Siouxland, is similar in size and scope to the Hollywood Casino Sioux City downtown project, but would lie south of Sioux City and would include a 150-room hotel as part of the Phase One construction. Argosy Casino Sioux City had remaining goodwill and other intangible assets of $92.8 million at December 31, 2012. Additionally, this facility had net revenues and income from operations of $57.1 million and $16.6 million, respectively, for the year ended December 31, 2012, which represented 2% and 4% of the Company’s consolidated results. Although the Company believes one of its two proposals has a strong chance of being selected by the IRGC, any disruptions to Argosy Casino Sioux City’s operations related to the items described above or the selection of another gaming operator to develop and operate the land-based casino license would result in non-cash impairment charges in future periods as well as the loss of future earnings associated from this property.

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

On March 23, 2007, BTN, Inc. (“BTN”), one of the Company’s wholly- owned subsidiaries, entered into an amended and restated ground lease (the “Amended Lease”) with Skrmetta MS, LLC. The lease amends the prior ground lease, dated October 19, 1993. The Amended Lease requires BTN to maintain a minimum gaming operation on the leased premises and to pay rent equal to 5% of adjusted gaming win after gaming taxes have been deducted. The term of the Amended Lease expires on January 1, 2093. BTN also leases approximately 5 acres of submerged tidelands at the casino site from the State of Mississippi, which expires in 2039 but has a thirty year renewal option.

The Company through its acquisition of the M Resort assumed a lease agreement for approximately 5 acres of land at the property. The lease commenced on July 1, 2005 and is for twenty years, with two five-year renewal options. Under the lease agreement, the base rent is subject to annual increases over the life of the lease based on the consumer price index but is limited to 103% of the previous year’s rent.

The future minimum lease commitments relating to the base lease rent portion of noncancelable operating leases at December 31, 2012 are as follows (in thousands):

Year ending December 31,
2013	$7,456
2014	5,201
2015	3,768
2016	3,142
2017	2,605
Thereafter	32,104
Total	$54,276

Capital Expenditure Commitments

The Company’s current construction program for 2013 calls for capital expenditures of approximately $259.6 million, of which the Company was contractually committed to spend approximately $20.8 million at December 31, 2012.

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

The Company maintains a non-qualified deferred compensation plan that covers most management and other highly-compensated employees. This plan was effective March 1, 2001. The plan allows the participants to defer, on a pre-tax basis, a portion of their base annual salary and/or their annual bonus, and earn tax-deferred earnings on these deferrals. The plan also provides for matching Company contributions that vest over a five-year period. The Company has established a Trust, and transfers to the Trust, on a periodic basis, an amount necessary to provide for its respective future liabilities with respect to participant deferral and Company contribution amounts. The Company’s matching contributions for the non-qualified deferred compensation plan for the years ended December 31, 2012, 2011 and 2010 were $2.7 million, $2.3 million, and $1.8 million, respectively. The Company’s deferred compensation liability, which was included in other current liabilities within the consolidated balance sheets, was $52.4 million and $41.2 million at December 31, 2012 and 2011, respectively.

Labor Agreements

The Company is required to have agreements with the horsemen at each of its racetracks to conduct its live racing and simulcasting activities, with the exception of the Company’s tracks in Ohio and New Mexico. In Ohio, the Company is required to have horsemen consent for simulcast exports and on certain simulcast imports. In addition, in order to operate gaming machines and table games in West Virginia, the Company must maintain agreements with each of the Charles Town Horsemen, pari-mutuel clerks and breeders.

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

The Company’s agreement with the Pennsylvania Thoroughbred Horsemen at Penn National Race Course expires on January 31, 2016. The Company had a collective bargaining agreement with Local 137 of the Sports Arena Employees at Penn National Race Course with respect to pari-mutuel clerks, admissions and Telebet personnel which expired on December 31, 2011. In August 2012, Local 137 of the Sports Arena Employees announced that they entered into a “voluntary supervision” agreement with their international union, Laborers’ International Union of North America. Currently, the Company has not received communication from the new union representatives. The Company also has an agreement in place with Local 137 of the Sports Arena Employees with respect to pari-mutuel clerks and admission personnel at the Company’s OTWs that expires on August 31, 2013.

The Company’s agreement with the Maine Harness Horsemen Association at Bangor Raceway expired on December 31, 2012. Although the Company is not required to have an agreement in place, it is in the process of negotiating a new agreement prior to the commencement of live racing which is expected to occur in May 2013.

The Company’s agreement with the Ohio Harness Horsemen Association at Raceway Park expires on December 31, 2013, and the Company’s agreement with the Ohio Horsemen’s Protective and Benevolent Association at Beulah Park expires on December 31, 2013. Rosecroft Raceway entered into agreements with the Cloverleaf Standardbred Owners Association and Maryland Standardbred Breeder’s Association as of July 5, 2011, both of which expire on December 31, 2022, with provisions for earlier termination under certain conditions.

Across certain of the Company’s properties, the Seafarers Entertainment and Allied Trade Union (“SEATU”) represents approximately 1,800 of the Company’s employees under agreements that expire at various times between May 2013 and July 2021. For Hollywood Casino Lawrenceburg, the SEATU agreement expired in June 2012 and has been extended on a monthly basis while negotiations are in process. At Hollywood Casino Joliet, the Hotel Employees and Restaurant Employees Union Local 1 represents approximately 260 employees under a collective bargaining agreement which expires on March 31, 2015. In addition, at some of the Company’s properties, the Seafarer International Union of North America, Atlantic, Gulf, Lakes and Inland Waters District/NMU, AFL-CIO, the Security Police and Fire Professionals of America, the International Brotherhood of Electronic Workers Locals No. 176 and 649, the Chicago and Midwest Regional Joint Board affiliated with Workers United, the Local No. 27 United Food and Commercial Workers, Laborers International Union of North America Public Serviced Employees Local 1290PE, and the United Industrial, Service, Transportation, Professional and Government Workers of North America represent certain of the Company’s employees under collective bargaining agreements that expire at various times between July 2013 and February 2020. None of these particular unions represent more than 75 of the Company’s employees.

If the Company fails to maintain operative agreements with the horsemen at a track, it will not be permitted to conduct live racing and export and import simulcasting at that track and OTWs and, in West Virginia, the Company will not be permitted to operate its gaming machines and table games unless the state intervenes or changes the statute. In addition, the Company’s simulcasting agreements are subject to the horsemen’s approval. If the Company fails to renew or modify existing agreements on satisfactory terms, this failure could have a material adverse effect on its business, financial condition and results of operations. Except for the closure of the facilities at Penn National Race Course and its OTWs from February 16, 1999 to March 24, 1999 due to a horsemen’s strike, and a few days at other times and locations, the Company has been able to maintain the necessary agreements. There can be no assurance that the Company will be able to maintain the required agreements.

12.                               Income Taxes

Deferred tax assets and liabilities are provided for the effects of temporary differences between the tax basis of an asset or liability and its reported amount in the consolidated balance sheets. These temporary differences result in taxable or deductible amounts in future years.

The components of the Company’s deferred tax assets and liabilities are as follows:

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

13.                               Shareholders’ Equity

Repurchase of Common Stock

The Company’s Board of Directors has authorized a common stock repurchase program of up to $300 million, of which $160.2 million remains available. This program is in effect until the annual meeting of shareholders to be held in 2013, unless extended or shortened by the Board of Directors.

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

The Investment is generally non-voting, but possesses voting rights with respect to certain extraordinary events. The Investment is entitled to vote with the common stock on an as-converted basis with respect to any change-in-control or other significant transaction if the consideration to be paid to shareholders is less than $45 per share (which amount is subject to adjustment in certain circumstances). In addition, the approval of holders of a majority of the Investment shares is required to authorize (i) special dividends to security holders of the Company; (ii) issuance by the Company of equity securities senior to or on a parity with the Investment; (iii) stock repurchases, including but not limited to, by means of a tender offer which is funded by an asset sale outside the ordinary course (other than repurchases in the open market and repurchases by tender offer at not greater than a 20% premium); and (iv) certain other amendments to the terms of the Investment. At December 31, 2012, the Investment had an aggregate liquidation preference equal to $1.23 billion, the aggregate purchase price paid for the Investment shares (the “Purchase Price”), subject to certain adjustments. In addition, the Investment terms provide that the Investment participates in any dividends paid on the common stock. To the extent that the Company pays a special dividend, such special dividend will reduce the amount to be paid to the holders of the Investment upon a liquidation or redemption.

The Company is required to redeem, for either cash or common shares at the Company’s election, all of the outstanding shares of the Investment on June 30, 2015, unless a change-in-control transaction in which all holders of shares of the common stock receive consideration in the transaction has occurred prior to that time. In the event of such a change-in-control transaction, the holders of the Investment will receive cash and/or other consideration in such transaction (the same consideration as the holders of common stock receive) with a value equal to the net present value of the Purchase Price, subject to increase or decrease in the event that the value of the consideration paid to the holders of the common stock is greater than $67 per share or less than $45 per share, respectively, which thresholds are subject to adjustment in certain circumstances.

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

The holders of the Investment are subject to the Investor Rights Agreement, dated as of July 3, 2008, by and among the Company, FIF V PFD LLC, an affiliate of Fortress, Centerbridge, DB Investment Partners, Inc. and WF Investments Holdings, LLC, formerly Wachovia Investment Holdings, LLC. (the “Investor Rights Agreement”), which, among other things, contains a voting agreement requiring certain Investment holders to vote all of their shares of common stock as directed by the Company and a standstill agreement restricting the activities of certain Investment holders. In addition, Investment holders who may receive 20% or more of the outstanding common stock upon redemption would be subject to Subchapter 25G of the Pennsylvania Business Corporation Law of 1988, as amended (the “Control Share Statute”). The Control Share Statute prohibits any person or group that acquires more than 20% of the voting power of the Company from voting any securities held by such person or group unless the shareholders vote to accord voting rights to such securities within 90 days of the time such threshold was exceeded. Under the Investment terms, unless such shareholder approval is obtained, the Investment holders shall execute and deliver a proxy in favor of an attorney-in-fact to be designated by the Board of Directors covering the number of shares of common stock necessary to avoid the application of the Control Share Statute.

The Investor Rights Agreement also provides that until Fortress and its affiliates own less than two-thirds of the shares of the Investment issued to them on October 30, 2008, Fortress and the Company must take all action in their power to appoint one designee of the purchasers (the “Purchaser Designee”) as a Class II director on the Board of Directors and to use all commercially reasonable efforts to cause the election of the Purchaser Designee at every meeting thereafter at which a Class II director is to be elected. The initial Purchaser Designee is Wesley R. Edens. Mr. Edens is the founding principal and Co-Chairman of the Board of Directors of Fortress.

Under the terms of the Investor Rights Agreement, the Company agreed to file a short-form registration statement with the U.S. Securities and Exchange Commission for the registration and sale of Investment shares and certain shares of common stock owned by the purchasers (“Registrable Securities”), which it filed on December 30, 2008. The Company is required to keep the shelf registration statement continuously effective under the Securities Act of 1933, as amended, until the earlier of (i) such time as all Registrable Securities have been sold and (ii) such time as the purchasers beneficially own (as defined in the Investor Rights Agreement) less than 2.5% of the common stock on a fully-diluted basis (including common shares issuable upon redemption of the Investment shares at maturity). The purchasers and any permitted transferees of Registrable Securities are also entitled to four demand registrations and unlimited piggyback registration during the term of the Investor Rights Agreement.

Under the Investor Rights Agreement, each Investment holder has preemptive rights with respect to certain sales of common stock, stock options or securities convertible into common stock for so long as such holder beneficially owns at least two-thirds of the shares of the Investment issued to it on October 30, 2008.

Impact of Proposed Spin-Off on Preferred Equity Investment

As part of the proposed Spin-Off transaction described further in Note 2, the Company entered into an agreement (the “Exchange Agreement”) with FIF V PFD LLC, an affiliate of Fortress, providing for the potential exchange of shares of the Company’s Preferred Stock for shares of a new class of preferred stock, Series C Convertible Preferred Stock (“Series C”), in contemplation of the potential Spin-Off.

The Exchange Agreement provides Fortress with the right to exchange its 9,750 shares of Preferred Stock for fractional shares of Series C at an exchange ratio that treats each such fractional share (and therefore each share of common stock into which such fractional share is convertible) as worth $67 per share, which is the “ceiling price” at which the shares of preferred stock are redeemable by the Company at maturity. Each fractional share of Series C will automatically convert into a share of common stock upon sale to a third party not affiliated with Fortress. Any shares of Series B not exchanged for shares of Series C prior to the second business day before the record date established for the distribution of PropCo common stock in the Spin-Off shall automatically be exchanged for shares of Series C on such date. Subsequently, the Company will have the right to purchase from Fortress, prior to the record date for the Spin-Off, a number of shares of Series C, at a price of $67 per fractional share of Series C, such that, immediately following the consummation of the Spin-Off, Fortress will own not more than 9.9% of PropCo’s common stock. The Company may terminate the Exchange Agreement at any time prior to the Spin-Off if it determines, in its sole discretion, to abandon the Spin-Off, provided that Fortress would keep any shares of Series C it received in exchange for preferred stock prior to termination.

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

14.                               Noncontrolling Interests

In November 2009, the Company entered into a Funding and Option Agreement with Lakes Entertainment, Inc. (“Lakes”), permitting Lakes to invest up to a 10% equity interest in each of the Company’s facilities in Columbus and Toledo, Ohio.

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

15.                               Stock-Based Compensation

On April 16, 2003, the Company’s Board of Directors adopted and approved the 2003 Long Term Incentive Compensation Plan (the “2003 Plan”). On May 22, 2003, the Company’s shareholders approved the 2003 Plan. The 2003 Plan was effective June 1, 2003 and permitted the grant of options to purchase common stock and other market-based and performance-based awards. Up to 12,000,000 shares of common stock were available for awards under the 2003 Plan. The 2003 Plan provided for the granting of both incentive stock options intended to qualify under Section 422 of the Internal Revenue Code of 1986, as amended, and nonqualified stock options, which do not so qualify. The exercise price per share may be no less than (i) 100% of the fair market value of the common stock on the date an option is granted for incentive stock options and (ii) 85% of the fair market value of the common stock on the date an option is granted for nonqualified stock options. This plan will remain in place until it terminates in 2013. However the shares which remained available for issuance under such plan as of November 12, 2008 are no longer available for issuance and all future equity awards will be pursuant to the 2008 Long Term Incentive Compensation Plan (the “2008 Plan”) described below.

On August 20, 2008, the Company’s Board of Directors adopted and approved the 2008 Plan. On November 12, 2008, the Company’s shareholders approved the 2008 Plan. The 2008 Plan permits the Company to issue stock options (incentive and/or non-qualified), stock appreciation rights, restricted stock, phantom stock units and other equity and cash awards to employees. Non-employee directors are eligible to receive all such awards, other than incentive stock options. On June 9, 2011, the Company’s shareholders approved an amendment to the 2008 Plan to increase the aggregate number of shares of common stock that may be issued by 2,350,000 to 9,250,000. Awards of stock options and stock appreciation rights will be counted against the 9,250,000 limit as one share of common stock for each share granted. However, each share awarded in the form of restricted stock, or any other full value stock award, will be counted as issuing 2.44 shares of common stock for purposes of determining the number of shares available for issuance under the plan. Any awards that are not settled in shares of common stock shall not count against this limit. At December 31, 2012, there were 1,487,780 options available for future grants under the 2008 Plan.

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

Included in the above are common stock options that were issued in 2003 to the Company’s Chairman outside of the Company’s stock option plans. These options were issued at $7.95 per share, and were exercisable through February 6, 2013. At December 31, 2011 and 2010, the number of these common stock options that were outstanding was 23,750, and they were exercised on November 9, 2012.

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

Beginning in the fourth quarter of 2010, the Company began issuing cash-settled phantom stock unit awards, which vest over a period of four to five years. Cash-settled phantom stock unit awards entitle employees and directors to receive cash based on the fair value of the Company’s common stock on the vesting date. These phantom stock unit awards are accounted for as liability awards and are re-measured at fair value each reporting period until they become vested with compensation expense being recognized over the requisite service period in accordance with ASC 718-30 “Compensation—Stock Compensation, Awards Classified as Liabilities.” As of December 31, 2012, there was $13.8 million of total unrecognized compensation cost that will be recognized over the grants remaining weighted average vesting period of 2.88 years. For the years ended December 31, 2012, 2011 and 2010, the Company recognized $5.9 million, $2.1 million and $0.4 million, respectively, of compensation expense associated with these awards.

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

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company’s management, under the supervision and with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of December 31, 2012, which is the end of the period covered by this Annual Report on Form 10-K/A. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well-designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2012 to ensure that information required to be disclosed by the Company in reports we file or submit under the Exchange Act is (i) recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the United States Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to the Company’s management, including the Company’s principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the fiscal quarter ended December 31, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

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

Our management assessed the effectiveness of our internal control over financial reporting, and concluded that it was effective as of December 31, 2012. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework.

Ernst & Young LLP, the Company’s independent registered public accounting firm, that audited the consolidated financial statements included in this Annual Report on Form 10-K/A issued an attestation report on the Company’s internal control over financial reporting which immediately follows this report.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

Penn National Gaming, Inc. and Subsidiaries

We have audited Penn National Gaming, Inc. and Subsidiaries’ internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Penn National Gaming, Inc. and Subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Penn National Gaming, Inc. and Subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2012 of Penn National Gaming, Inc. and Subsidiaries and our report dated February 22, 2013 expressed an unqualified opinion.

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

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2012 and 2011
Consolidated Statements of Operations for the years ended December 31, 2012, 2011 and 2010
Consolidated Statements of Comprehensive Income for the years ended December 31, 2012, 2011 and 2010
Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2012, 2011 and 2010
Consolidated Statements of Cash Flows for the years ended December 31, 2012, 2011 and 2010
All other schedules are omitted because they are not applicable, or not required, or because the required information is included in the Consolidated Financial Statements or notes thereto.
3. Exhibits, Including Those Incorporated by Reference.
The exhibits to this Report are listed on the accompanying index to exhibits and are filed as part of this annual report on Form 10-K/A.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PENN NATIONAL GAMING, INC.

By:	/s/ PETER M. CARLINO
Peter M. Carlino
Chairman of the Board and
Chief Executive Officer

Dated: August 8, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ PETER M. CARLINO	Chairman of the Board, Chief Executive Officer and Director (Principal Executive Officer)	August 8, 2013
Peter M. Carlino

/s/ WILLIAM J. CLIFFORD	Senior Vice President Finance and Chief Financial Officer (Principal Financial Officer)	August 8, 2013
William J. Clifford

/s/ DESIREE A. BURKE	Vice President and Chief Accounting Officer (Principal Accounting Officer)	August 8, 2013
Desiree A. Burke

/s/ HAROLD CRAMER	Director	August 8, 2013
Harold Cramer

/s/ WESLEY R. EDENS	Director	August 8, 2013
Wesley R. Edens

/s/ DAVID A. HANDLER	Director	August 8, 2013
David A. Handler

/s/ JOHN M. JACQUEMIN	Director	August 8, 2013
John M. Jacquemin

/s/ RONALD J. NAPLES	Director	August 8, 2013
Ronald J. Naples

/s/ SAUL V. REIBSTEIN	Director	August 8, 2013
Saul V. Reibstein

/s/ BARBARA Z. SHATTUCK KOHN	Director	August 8, 2013
Barbara Z. Shattuck Kohn

EXHIBIT INDEX

Exhibit	Description of Exhibit
23.2*	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.
31.3*	CEO Certification pursuant to rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.
31.4*	CFO Certification pursuant to rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.
32.3*	CEO Certification pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes- Oxley Act of 2002.
32.4*	CFO Certification pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes- Oxley Act of 2002.

*                                         Filed herewith.