Form 10-Q
period 2013-09-30
PENN NATIONAL GAMING INC
filed 2013-11-08
CIK 921738

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title	Outstanding as of November 6, 2013
Common Stock, par value $.01 per share	77,346,817 (includes 291,811 shares of restricted stock)

This document contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  These statements can be identified by the use of forward-looking terminology such as “believes,” “estimates,” “expects,” “intends,” “may,” “will,” “should” or “anticipates” or the negative or other variation of these or similar words, or by discussions of future events, strategies, or risks and uncertainties.  Actual results may vary materially from expectations.  Although Penn National Gaming, Inc. (“Penn”) and its subsidiaries (together with Penn, collectively, the “Company”) believe that our expectations are based on reasonable assumptions within the bounds of our knowledge of our business and operations, there can be no assurance that actual results will not differ materially from our expectations.  Meaningful factors that could cause actual results to differ from expectations include, but are not limited to, risks related to the following: the separation from the Company of Gaming and Leisure Properties, Inc. (“GLPI”) a newly formed publicly traded entity that intends to qualify as a real estate investment trust, (the “Spin-Off”), including the expected tax treatment of the transaction, the ability of the Company to conduct and expand its business following the Spin-Off, the Company’s ability to pay a significant portion of its cash flows as rent payments to GLPI and the diversion of management’s attention from traditional business concerns; our ability to obtain timely regulatory approvals required to own, develop and/or operate our facilities, or other delays or impediments to completing our planned acquisitions or projects, including favorable resolution of any related litigation, including the ongoing appeal by the Ohio Roundtable addressing the legality of video lottery terminals in Ohio and litigation against the Ohio Racing Commission concerning opposition to relocating Penn’s Toledo racetrack to the Dayton area; our ability to secure federal, state and local permits and approvals necessary for construction; construction factors, including delays, unexpected remediation costs, local opposition and increased cost of labor and materials; our ability to reach agreements with the thoroughbred and harness horseman in Ohio in connection with the proposed relocations and to otherwise maintain agreements with our horseman, pari-mutuel clerks and other organized labor groups; with respect to the proposed Jamul, CA project, particular risks associated with securing financing, local opposition, and building a complex project on a relatively small parcel; the passage of state, federal or local legislation (including referenda) that would expand, restrict, further tax, prevent or negatively impact operations in or adjacent to the jurisdictions in which we do or seek to do business (such as a smoking ban at any of our facilities); with respect to our proposed Massachusetts project, the ability to execute surrounding community agreements and the ultimate location of the various gaming facilities in the state; the effects of local and national economic, credit, capital market, housing, and energy conditions on the economy in general and on the gaming and lodging industries in particular; the activities of our competitors and the rapid emergence of new competitors (traditional, internet and sweepstakes based); increases in the effective rate of taxation at any of our properties or at the corporate level; our ability to identify attractive acquisition and development opportunities and to agree to terms with partners for such transactions; the costs and risks involved in the pursuit of such opportunities and our ability to complete the acquisition or development of, and achieve the expected returns from, such opportunities; our expectations for the continued availability and cost of capital; the outcome of pending legal proceedings; changes in accounting standards; our dependence on key personnel; the impact of terrorism and other international hostilities; the impact of weather; and other factors as discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, subsequent Quarterly Reports on Form 10-Q and Current Reports on Form 8-K as filed with the United States Securities and Exchange Commission.  The Company does not intend to update publicly any forward-looking statements except as required by law.

PENN NATIONAL GAMING, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Penn National Gaming, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

	September 30,	December 31,
	2013	2012
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$267,871	$260,467
Receivables, net of allowance for doubtful accounts of $4,004 and $3,901 at September 30, 2013 and December 31, 2012, respectively	42,453	53,720
Insurance receivable	729	—
Prepaid expenses	37,306	94,620
Deferred income taxes	38,987	39,793
Other current assets	13,889	38,540
Total current assets	401,235	487,140
Property and equipment, net	2,642,297	2,730,797
Other assets
Investment in and advances to unconsolidated affiliates	195,825	204,506
Goodwill	1,308,079	1,380,689
Other intangible assets, net	693,932	706,477
Debt issuance costs, net of accumulated amortization of $17,721 and $11,462 at September 30, 2013 and December 31, 2012, respectively	29,676	35,999
Other assets	125,694	98,449
Total other assets	2,353,206	2,426,120
Total assets	$5,396,738	$5,644,057

Liabilities
Current liabilities
Current maturities of long-term debt	$100,688	$81,497
Accounts payable	28,317	38,268
Accrued expenses	102,604	133,316
Accrued interest	12,584	21,872
Accrued salaries and wages	84,984	96,426
Gaming, pari-mutuel, property, and other taxes	71,883	55,610
Insurance financing	2,906	3,856
Other current liabilities	74,197	68,774
Total current liabilities	478,163	499,619

Long-term liabilities
Long-term debt, net of current maturities	2,299,929	2,649,073
Deferred income taxes	197,552	216,357
Noncurrent tax liabilities	21,819	20,393
Other noncurrent liabilities	7,050	7,686
Total long-term liabilities	2,526,350	2,893,509

Shareholders’ equity
Preferred stock ($.01 par value, 1,000,000 shares authorized, 12,050 and 12,275 shares issued and outstanding at September 30, 2013 and December 31, 2012, respectively)	—	—
Common stock ($.01 par value, 200,000,000 shares authorized, 79,284,528 and 77,446,601 shares issued at September 30, 2013 and December 31, 2012, respectively)	785	769
Additional paid-in capital	1,500,928	1,451,965
Retained earnings	889,581	795,173
Accumulated other comprehensive income	931	3,022
Total shareholders’ equity	2,392,225	2,250,929
Total liabilities and shareholders’ equity	$5,396,738	$5,644,057

See accompanying notes to the condensed consolidated financial statements.

Penn National Gaming, Inc. and Subsidiaries

Condensed Consolidated Statements of Income

(in thousands, except per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

Revenues
Gaming	$641,777	$633,836	$2,039,531	$1,924,759
Food, beverage and other	112,687	103,735	355,591	326,598
Management service fee	3,685	4,347	10,399	11,404
Revenues	758,149	741,918	2,405,521	2,262,761
Less promotional allowances	(43,714)	(34,874)	(131,469)	(107,107)
Net revenues	714,435	707,044	2,274,052	2,155,654
Operating expenses
Gaming	325,576	327,489	1,029,483	998,533
Food, beverage and other	84,471	80,875	263,646	253,664
General and administrative	131,140	137,615	395,447	368,863
Depreciation and amortization	79,968	62,399	237,654	172,527
Impairment losses	—	—	71,846	—
Insurance deductible charges (recoveries), net	—	—	2,500	(7,229)
Total operating expenses	621,155	608,378	2,000,576	1,786,358
Income from operations	93,280	98,666	273,476	369,296

Other income (expenses)
Interest expense	(25,060)	(19,953)	(80,044)	(55,819)
Interest income	369	218	974	683
Gain from unconsolidated affiliates	2,296	807	7,838	3,546
Other	(436)	(1,954)	2,630	(1,483)
Total other expenses	(22,831)	(20,882)	(68,602)	(53,073)

Income from operations before income taxes	70,449	77,784	204,874	316,223
Taxes on income	29,132	31,338	110,466	124,491
Net income	$41,317	$46,446	$94,408	$191,732

Earnings per common share:
Basic earnings per common share	$0.43	$0.49	$0.98	$2.03
Diluted earnings per common share	$0.40	$0.44	$0.92	$1.81

See accompanying notes to the condensed consolidated financial statements.

Penn National Gaming, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income

(in thousands) (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

Net income	$41,317	$46,446	$94,408	$191,732
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment during the period	302	732	(697)	565
Change in fair value of corporate debt securities
Unrealized holding gains (losses) on corporate debt securities arising during the period	—	49	(98)	134
Less: Reclassification adjustments for gains included in net income	—	—	(1,296)	—
Change in fair value of corporate debt securities, net	—	49	(1,394)	134
Other comprehensive income (loss)	302	781	(2,091)	699
Comprehensive income	$41,619	$47,227	$92,317	$192,431

See accompanying notes to the condensed consolidated financial statements.

Penn National Gaming, Inc. and Subsidiaries

Condensed Consolidated Statements of Changes in Shareholders’ Equity

(in thousands, except share data) (unaudited)

	Preferred Stock		Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Income	Equity
Balance, December 31, 2011	12,275	$—	76,213,126	$756	$1,385,355	$583,202	$2,318	$1,971,631
Stock option activity, including tax benefit of $2,534	—	—	452,636	5	31,465	—	—	31,470
Restricted stock activity, including tax benefit of $398	—	—	(4,076)	—	3,349	—	—	3,349
Change in fair value of corporate debt securities	—	—	—	—	—	—	134	134
Foreign currency translation adjustment	—	—	—	—	—	—	565	565
Net income	—	—	—	—	—	191,732	—	191,732
Balance, September 30, 2012	12,275	$—	76,661,686	$761	$1,420,169	$774,934	$3,017	$2,198,881

Balance, December 31, 2012	12,275	$—	77,446,601	$769	$1,451,965	$795,173	$3,022	$2,250,929
Repurchase of preferred stock	(225)	—	—	—	(22,275)	—	—	(22,275)
Stock option activity, including tax benefit of $6,965	—	—	1,588,164	16	68,054	—	—	68,070
Restricted stock activity, including tax benefit of $840	—	—	249,763	—	3,184	—	—	3,184
Change in fair value of corporate debt securities	—	—	—	—	—	—	(1,394)	(1,394)
Foreign currency translation adjustment	—	—	—	—	—	—	(697)	(697)
Net income	—	—	—	—	—	94,408	—	94,408
Balance,September 30, 2013	12,050	$—	79,284,528	$785	$1,500,928	$889,581	$931	$2,392,225

See accompanying notes to the condensed consolidated financial statements.

Penn National Gaming, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(in thousands) (unaudited)

Nine Months Ended September 30,	2013	2012
Operating activities
Net income	$94,408	$191,732
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	237,654	172,527
Amortization of items charged to interest expense	6,450	4,904
Accretion of settlement value on long term obligation	1,217	—
Loss (gain) on sale of fixed assets	2,833	(1,206)
Hollywood St. Louis tornado deductible charges	2,500	—
Gain from unconsolidated affiliates	(7,838)	(3,546)
Distributions of earnings from unconsolidated affiliates	17,000	8,500
Deferred income taxes	(16,567)	4,447
Charge for stock-based compensation	18,070	22,195
Impairment losses	71,846	—
Gain on investment in corporate debt securities	(1,325)	—
Gain on sale of Bullwhackers	(444)	—
Decrease (increase), net of businesses acquired
Accounts receivable	9,443	(3,754)
Insurance receivable	(1,062)	1,072
Prepaid expenses and other current assets	58,245	12,002
Other assets	(35,391)	(7,714)
(Decrease) increase, net of businesses acquired
Accounts payable	(2,672)	(2,269)
Accrued expenses	(30,700)	(5,111)
Accrued interest	(9,288)	(6,538)
Accrued salaries and wages	(11,124)	2,876
Gaming, pari-mutuel, property and other taxes	16,472	9,921
Income taxes	—	(56,533)
Other current and noncurrent liabilities	5,777	7,525
Other noncurrent tax liabilities	2,454	(13,270)
Net cash provided by operating activities	427,958	337,760
Investing activities
Capital project expenditures, net of reimbursements	(96,967)	(298,625)
Capital maintenance expenditures	(62,106)	(66,327)
Proceeds from sale of property and equipment	3,272	3,144
Proceeds from investment in corporate debt securities	6,679	—
Proceeds from sale of Bullwhackers, net of cash on hand	4,996	—
Investment in joint ventures	(500)	(39,600)
Decrease in cash in escrow	26,000	15,800
Acquisition of businesses and gaming licenses, net of cash acquired	(590)	(105,016)
Net cash used in investing activities	(119,216)	(490,624)
Financing activities
Proceeds from exercise of options	45,379	9,692
Repurchase of preferred stock	(22,275)	—
Proceeds from issuance of long-term debt, net of issuance costs	20,064	256,984
Principal payments on long-term debt	(351,361)	(133,950)
Increase in other long-term obligations	—	10,000
Proceeds from insurance financing	15,306	—
Payments on insurance financing	(16,256)	(13,802)
Tax benefit from stock options exercised	7,805	2,932
Net cash (used in) provided by financing activities	(301,338)	131,856
Net increase (decrease) in cash and cash equivalents	7,404	(21,008)
Cash and cash equivalents at beginning of year	260,467	238,440
Cash and cash equivalents at end of period	$267,871	$217,432

Supplemental disclosure
Interest expense paid, net of amounts capitalized	$82,296	$57,200
Income taxes paid	$58,349	$186,436

See accompanying notes to the condensed consolidated financial statements.

Penn National Gaming, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

1.  Organization and Basis of Presentation

Penn National Gaming, Inc. (“Penn”) and together with its subsidiaries (collectively, the “Company”) is a diversified, multi-jurisdictional owner and manager of gaming and pari-mutuel properties. As of September 30, 2013, the Company owned, managed, or had ownership interests in twenty-eight facilities in the following eighteen jurisdictions: Florida, Illinois, Indiana, Iowa, Kansas, Louisiana, Maine, Maryland, Mississippi, Missouri, Nevada, New Jersey, New Mexico, Ohio, Pennsylvania, Texas, West Virginia and Ontario. On July 1, 2013, the Company sold its Bullwhackers property located in Colorado and no longer has any operations in the state.

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

Operating results for the nine months ended September 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013. The notes to the consolidated financial statements contained in the Annual Report on Form 10-K for the year ended December 31, 2012 should be read in conjunction with these condensed consolidated financial statements.  The December 31, 2012 financial information has been derived from the Company’s audited consolidated financial statements.

2.  Spin-Off of Real Estate Assets through a Real Estate Investment Trust

On November 15, 2012, the Company announced that it intended to pursue a plan to separate the majority of its operating assets and real property assets into two publicly traded companies including an operating entity, Penn and, through a tax-free spin-off of the Company’s real estate assets to holders of its common and preferred stock, a newly formed publicly traded entity that intends to qualify as a real estate investment trust (“REIT”) named Gaming and Leisure Properties, Inc. (“GLPI”) (the “Spin-Off”). On September 26, 2013, the Company announced that its Board of Directors had approved, subject to certain terms and conditions, the Spin-Off.

On November 1, 2013, Penn effected the Spin-Off by distributing one share of common stock of GLPI to the holders of Penn common stock and Series C Convertible Preferred Stock (“Series C Preferred Stock”) for every share of Penn common stock and every 1/1000th of a share of Series C Preferred Stock that they held at the close of business on October 16, 2013, the record date for the Spin-Off. See Note 11 for further information on the Series C Preferred Stock.  Peter M. Carlino and the PMC Delaware Dynasty Trust dated September 25, 2013, a trust for the benefit of Mr. Carlino’s children, also received additional shares of GLPI common stock, in exchange for shares of Penn common stock that they transferred to Penn immediately prior to the Spin-Off, and Mr. Carlino exchanged certain options to acquire Penn common stock for options to acquire GLPI common stock having the same aggregate intrinsic value. Penn engaged in these exchanges with Mr. Carlino and his related trust to ensure that each member of the Carlino family beneficially owns 9.9% or less of the outstanding shares of Penn common stock for certain federal tax purposes following the Spin-Off, so that GLPI can qualify to be taxed as a REIT for U.S. federal income tax purposes.

In addition, the Company contributed to GLPI through a series of internal corporate restructurings substantially all of the assets and liabilities associated with Penn’s real property interests and real estate development business, as well as the assets and liabilities of Hollywood Casino Baton Rouge and Hollywood Casino Perryville, which are referred to as the “TRS Properties.”  As a result of the Spin-Off, GLPI owns substantially all of Penn’s former real property assets and leases back most of those assets to Penn for use by its subsidiaries, under a “triple net” 15 year Master Lease agreement (the “Master Lease”) (that includes four 5 year renewals, which are at Penn’s option) as well as owns and operates the TRS Properties through its Taxable REIT Subsidiaries (“TRS”). Penn continues to operate the leased gaming facilities, hold the associated gaming licenses and own and operate other assets, including the Casino Rama casino management contract, the 50% joint venture interest in Hollywood Casino at Kansas Speedway, seven non-casino racetracks and gaming equipment.

The Company has received a private letter ruling from the Internal Revenue Service relating to the tax treatment of the separation and the qualification of GLPI as a REIT. The private letter ruling is subject to certain qualifications and based on certain representations and statements made by the Company and certain of its shareholders. If such representations and statements are untrue or incomplete in any material respect (including as a result of a material change in the transaction or other relevant facts), the Company may not be able to rely on the private letter ruling. The Company has received opinions from outside counsel regarding certain aspects of the transaction that are not covered by the private letter ruling.

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

The amounts included in promotional allowances for the three and nine months ended September 30, 2013 and 2012 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(in thousands)
Rooms	$9,639	$6,535	$27,951	$19,094
Food and beverage	31,327	26,089	95,049	80,804
Other	2,748	2,250	8,469	7,209
Total promotional allowances	$43,714	$34,874	$131,469	$107,107

The estimated cost of providing such complimentary services for the three and nine months ended September 30, 2013 and 2012 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(in thousands)
Rooms	$3,223	$2,337	$9,583	$7,000
Food and beverage	21,883	18,095	64,981	54,750
Other	1,909	1,393	4,936	4,344
Total cost of complimentary services	$27,015	$21,825	$79,500	$66,094

Gaming and Racing Taxes

The Company is subject to gaming and pari-mutuel taxes based on gross gaming revenue and pari-mutuel revenue in the jurisdictions in which it operates. The Company primarily recognizes gaming and pari-mutuel tax expense based on the statutorily required percentage of revenue that is required to be paid to state and local jurisdictions in the states where or in which wagering occurs. In certain states in which the Company operates, gaming taxes are based on graduated rates. The Company records gaming tax expense at the Company’s estimated effective gaming tax rate for the year, considering estimated taxable gaming revenue and the applicable rates. Such estimates are adjusted each interim period. If gaming tax rates change during the year, such changes are applied prospectively in the determination of gaming tax expense in future interim periods. Finally, the Company recognizes purse expense based on the statutorily required percentage of revenue that is required to be paid out in the form of purses to the winning owners of horse races run at the Company’s racetracks in the period in which wagering occurs. For the three and nine months ended September 30, 2013, these expenses, which are recorded primarily within gaming expense in the condensed consolidated statements of income, were $251.2 million and $800.2 million, respectively, as compared to $258.1 million and $801.6 million for the three and nine months ended September 30, 2012, respectively.

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

At September 30, 2013, the Company had outstanding 12,050 shares of Series B Redeemable Preferred Stock (the “Series B Preferred Stock”), which the Company determined qualified as a participating security as defined in ASC 260. Under ASC 260, a security is considered a participating security if the security may participate in undistributed earnings with common stock, whether that participation is conditioned upon the occurrence of a specified event or not. In accordance with ASC 260, a company is required to use the two-class method when computing EPS when a company has a security that qualifies as a “participating security.” The two-class method is an earnings allocation formula that determines EPS for each class of common stock and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings. A participating security is included in the computation of basic EPS using the two-class method. Under the two-class method, basic EPS for the Company’s common stock is computed by dividing net income applicable to common stock by the weighted-average common shares outstanding during the period. Diluted EPS for the Company’s common stock is computed using the more dilutive of the two-class method or the if-converted method.

The following table sets forth the allocation of net income for the three and nine months ended September 30, 2013 and 2012 under the two-class method:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(in thousands)

Net income	$41,317	$46,446	$94,408	$191,732
Net income applicable to preferred stock	7,691	8,990	17,692	37,165
Net income applicable to common stock	$33,626	$37,456	$76,716	$154,567

The following table reconciles the weighted-average common shares outstanding used in the calculation of basic EPS to the weighted-average common shares outstanding used in the calculation of diluted EPS for the three and nine months ended September 30, 2013 and 2012:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(in thousands)
Determination of shares:
Weighted-average common shares outstanding	78,635	76,336	78,169	76,196
Assumed conversion of dilutive employee stock-based awards	2,929	2,059	3,020	2,243
Assumed conversion of restricted stock	111	168	101	157
Assumed conversion of preferred stock	21,767	27,278	21,817	27,278
Diluted weighted-average common shares outstanding	103,442	105,841	103,107	105,874

The Company is required to adjust its diluted weighted-average common shares outstanding for the purpose of calculating diluted EPS as follows: 1) when the price of the Company’s common stock at the end of the reporting period is less than $45, the diluted weighted-average common shares outstanding is increased by 26,777,778 shares (regardless of how much the stock price is below $45); 2) when the price of the Company’s common stock at the end of the reporting period is between $45 and $67, the diluted weighted-average common shares outstanding is increased by an amount which can be calculated by dividing $1.205 billion (face value) by the current price per share of the Company’s common stock, which will result in an increase in the diluted weighted-average common shares outstanding of between 17,985,075 shares and 26,777,778 shares; and 3) when the price of the Company’s common stock at the end of the reporting period is above $67, the diluted weighted-average common shares outstanding is increased by 17,985,075 shares (regardless of how much the stock price exceeds $67). See Note 15 for discussion of the Spin-Off’s future impact on the calculation of diluted weighted-average common shares outstanding.

Options to purchase 20,625 shares and 30,625 shares were outstanding during the three and nine months ended September 30, 2013, respectively, but were not included in the computation of diluted EPS because they were antidilutive. Options to purchase 4,353,529 shares and 3,132,000 shares were outstanding during the three and nine months ended September 30, 2012, respectively, but were not included in the computation of diluted EPS because they were antidilutive.

The following table presents the calculation of basic and diluted EPS for the Company’s common stock:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(in thousands, except per share data)

Calculation of basic EPS:
Net income applicable to common stock	$33,626	$37,456	$76,716	$154,567
Weighted-average common shares outstanding	78,635	76,336	78,169	76,196
Basic EPS	$0.43	$0.49	$0.98	$2.03

Calculation of diluted EPS:
Net income	$41,317	$46,446	$94,408	$191,732
Diluted weighted-average common shares outstanding	103,442	105,841	103,107	105,874
Diluted EPS	$0.40	$0.44	$0.92	$1.81

Stock-Based Compensation

The Company accounts for stock compensation under ASC 718, “Compensation-Stock Compensation,” which requires the Company to expense the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. Stock based compensation expense for the three and nine months ended September 30, 2013 was $6.4 million and $18.1 million, respectively, as compared to $6.9 million and $22.2 million for the three and nine months ended September 30, 2012, respectively. This expense is recognized ratably over the requisite service period following the date of grant.

The fair value for stock options was estimated at the date of grant using the Black-Scholes option-pricing model, which requires management to make certain assumptions. The risk-free interest rate was based on the U.S. Treasury spot rate with a term equal to the expected life assumed at the date of grant. Expected volatility was estimated based on the historical volatility of the Company’s stock price over a period of 6.57 years, in order to match the expected life of the options at the grant date. Historically, at the grant date, there has been no expected dividend yield assumption since the Company has not paid any cash dividends on its common stock since its initial public offering in May 1994 and since the Company intends to retain all of its earnings to finance the development of its business for the foreseeable future. The weighted-average expected life was based on the contractual term of the stock option and expected employee exercise dates, which was based on the historical and expected exercise behavior of the Company’s employees. No stock options were granted by the Company during the nine months ended September 30, 2013, however, the Company granted 257,500 shares of restricted stock during this same time period.

The Company has also issued cash-settled phantom stock unit awards, which vest over a period of four to five years.  Cash-settled phantom stock unit awards entitle employees and directors to receive cash based on the fair value of the Company’s common stock on the vesting date. These phantom stock unit awards are accounted for as liability awards and are re-measured at fair value each reporting period until they become vested with compensation expense being recognized over the requisite service period in accordance with ASC 718-30, “Compensation—Stock Compensation, Awards Classified as Liabilities.” As of September 30, 2013, there was $25.7 million of total unrecognized compensation cost that will be recognized over the grants remaining weighted average vesting period of 2.86 years. For the three and nine months ended September 30, 2013, the Company recognized $3.3 million and $8.3 million of compensation expense associated with these awards, respectively, as compared to $1.0 million and $3.5 million for the three and nine months ended September 30, 2012, respectively.

Additionally, the Company has issued stock appreciation rights to certain employees, which vest over a period of four years.  The Company’s stock appreciation rights are accounted for as liability awards since they will be settled in cash. The fair value of these awards is calculated during each reporting period and estimated using the Black-Scholes option pricing model based on the various inputs discussed below. As of September 30, 2013, there was $8.9 million of total unrecognized compensation cost that will be recognized over the awards remaining weighted average vesting period of 2.07 years. For the three and nine months ended September 30, 2013, the Company recognized $0.4 million and $4.1 million of compensation expense associated with these awards, respectively, as compared to $0.5 million and $3.0 million for the three and nine months ended September 30, 2012, respectively.

The following are the weighted-average assumptions used in the Black-Scholes option-pricing model at September 30, 2013 and 2012:

	2013	2012

Risk-free interest rate	1.08%	0.84%
Expected volatility	46.27%	45.78%
Dividend yield	—	—
Weighted-average expected life (years)	6.57	6.64

4.  New Accounting Pronouncements

In July 2013, the FASB issued explicit guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. An unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except as follows. To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The assessment of whether a deferred tax asset is available is based on the unrecognized tax benefit and deferred tax asset that exist at the reporting date and should be made presuming disallowance of the tax position at the reporting date. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013 and should be applied prospectively to all unrecognized tax benefits that exist at the effective date.  The Company currently has unrecognized tax benefits, however, this guidance will not have a material impact on the Company’s condensed consolidated financial statements.

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

The net of tax changes in accumulated other comprehensive income by component were as follows (in thousands):

	Foreign Currency	Available for sale securities	Total

Balance at December 31, 2011	$1,203	$1,115	$2,318
Other comprehensive income:
Foreign currency translation adjustment	565	—	565
Unrealized holding gains on corporate debt securities	—	134	134
Ending balance at September 30, 2012	$1,768	$1,249	$3,017

Balance at December 31, 2012	$1,628	$1,394	$3,022
Other comprehensive (loss) income:
Foreign currency translation adjustment	(697)	—	(697)
Unrealized holding losses on corporate debt securities	—	(98)	(98)
Realized gain on redemption of corporate debt securities	—	(1,296)	(1,296)
Ending balance at September 30, 2013	$931	$—	$931

5.  Property and Equipment

	September 30,	December 31,
	2013	2012
	(in thousands)

Land and improvements	$435,724	$442,882
Building and improvements	2,327,419	2,283,230
Furniture, fixtures, and equipment	1,278,591	1,240,898
Leasehold improvements	15,395	17,229
Construction in progress	62,833	30,531
Total property and equipment	4,119,962	4,014,770
Less accumulated depreciation	(1,477,665)	(1,283,973)
Property and equipment, net	$2,642,297	$2,730,797

Depreciation expense, for property and equipment, totaled $74.9 million and $226.6 million for the three and nine months ended September 30, 2013, respectively, as compared to $62.4 million and $172.3 million for the three and nine months ended September 30, 2012, respectively.  Interest capitalized in connection with major construction projects was $0.5 million and $0.9 million for the three and nine months ended September 30, 2013, respectively, as compared to $2.4 million and $8.3 million for the three and nine months ended September 30, 2012, respectively.

See Note 15 for a discussion on the Spin-Off’s impact to the Company’s property and equipment balance subsequent to September 30, 2013.

6.  Goodwill and Other Intangible Assets

A reconciliation of goodwill and accumulated goodwill impairment losses is as follows (in thousands):

Balance at December 31, 2012:
Goodwill	$2,214,546
Accumulated goodwill impairment losses	(833,857)
Goodwill, net	$1,380,689
Goodwill impairment losses	(68,727)
Other	(3,883)
Balance at September 30, 2013:
Goodwill	$2,210,663
Accumulated goodwill impairment losses	(902,584)
Goodwill, net	$1,308,079

The table below presents the gross carrying value, accumulated amortization, and net book value of each major class of other intangible assets at September 30, 2013 and December 31, 2012:

	September 30, 2013			December 31, 2012
	(in thousands)
	Gross Carrying Value	Accumulated Amortization	Net Book Value	Gross Carrying Value	Accumulated Amortization	Net Book Value
Indefinite-life intangible assets	$677,507	$—	$677,507	$675,901	$—	$675,901
Argosy Casino Sioux City gaming license	20,949	8,380	12,569	24,068	—	24,068
Other intangible assets	56,661	52,805	3,856	56,661	50,153	6,508
Total	$755,117	$61,185	$693,932	$756,630	$50,153	$706,477

As a result of a new gaming license being awarded for the development of a new casino in Sioux City, Iowa to another applicant in April 2013 (see Note 9 for further details), the Company recorded a pre-tax goodwill and other intangible asset impairment charge of $68.7 million ($68.6 million, net of taxes) and $3.1 million ($1.9 million, net of taxes), respectively, for Argosy Casino Sioux City during the nine months ended September 30, 2013, as the Company determined that the fair value of its Sioux City reporting unit was less than its carrying amount based on the Company’s analysis of the estimated future expected cash flows the Company anticipates receiving from the operations of the Sioux City facility. Furthermore, the remaining gaming license for Argosy Casino Sioux City of $20.9 million at time of the impairment is now accounted for as a definite lived intangible asset and will be amortized on a straight line basis through June 2014, which is the anticipated opening date of the new facility.

The Company’s intangible asset amortization expense was $5.1 million and $11.0 million for the three and nine months ended September 30, 2013, respectively, as compared to $14 thousand and $0.2 million for the three and nine months ended September 30, 2012, respectively.

The following table presents expected intangible asset amortization expense based on existing intangible assets at September 30, 2013 (in thousands):

Remainder of 2013	$5,074
2014	11,332
2015	19
Total	$16,425

7.  Investment in Corporate Securities

In 2008, the Company made an investment in the corporate debt securities of another gaming company which had a maturity date of November 1, 2012. This investment was accounted for as an available-for-sale investment and was included in other assets within the consolidated balance sheet.  During 2010, the issuer of the security went into default on its obligations as it ceased making interest payments and the security was downgraded by certain rating agencies. As a result, in 2010, the Company wrote down the investment to its fair value, which was based on the transaction prices of the security subsequent to when the issuer defaulted on its obligations. In April 2011, the issuer of the security declared bankruptcy. In the second quarter of 2013, the Company received a distribution of $6.7 million from the finalization of bankruptcy proceedings, which resulted in the recognition of a $1.3 million realized gain included in other income (expenses) within the condensed consolidated statements of income for the nine months ended September 30, 2013.

8.  Long-term Debt

Long-term debt, net of current maturities, is as follows:

	September 30,	December 31,
	2013	2012
	(in thousands)

Senior secured credit facility	$2,063,675	$2,394,963
$325 million 8 ¾% senior subordinated notes due August 2019	325,000	325,000
Other long-term obligations	11,217	10,000
Capital leases	2,038	2,111
	2,401,930	2,732,074
Less current maturities of long-term debt	(100,688)	(81,497)
Less discount on senior secured credit facility Term Loan B	(1,313)	(1,504)
	$2,299,929	$2,649,073

On October 15, 2013, the Company commenced a cash tender offer (the “Tender Offer”) and consent solicitation (the “Consent Solicitation”) for any and all of its outstanding $325 million 8 ¾% senior subordinated notes due 2019 (“8 ¾% Notes”).  On October 30, 2013, the Company purchased $292.7 million aggregate principal amount of 8 ¾% Notes pursuant to an early settlement of the Tender Offer at an aggregate price of $329.4 million, called for redemption the remaining outstanding 8 ¾% Notes and effected the satisfaction and discharge of the indenture governing the 8 ¾% Notes.  Additionally, in October 2013, the Company issued $300 million of senior unsecured notes and entered into a new senior secured credit facility. See Note 15 for further details.

Senior Secured Credit Facility

The Company’s previous senior secured credit facility had a gross outstanding balance of $2,063.7 million at September 30, 2013, consisting of a $994.4 million Term Loan A facility and a $1,069.3 million Term Loan B facility.  No balances were outstanding on the revolving credit facility at September 30, 2013.  Additionally, at September 30, 2013, the Company was contingently obligated under letters of credit issued pursuant to the previous senior secured credit facility with face amounts aggregating $22.8 million, resulting in $762.2 million of available borrowing capacity as of September 30, 2013 under the revolving credit facility. The Company made prepayments of $180.0 million against its Term Loan B facility during the nine months ended September 30, 2013.

Other Long-Term Obligations

In September 2012, the Company received $10 million under a subscription agreement entered into between A3 Gaming Investments, LLC, an investment vehicle owned by the previous owner of the M Resort (“A3 Gaming Investments”), and LV Gaming Ventures, LLC, a wholly-owned subsidiary of the Company and holder of the assets of the M Resort (“LV Gaming Ventures”). The subscription agreement entitles A3 Gaming Investments to invest in a limited liability membership interest in LV Gaming Ventures that matures on October 1, 2016. The investment entitles A3 Gaming Investments to annual payments and a settlement value based on the earnings levels of the M Resort. In accordance with ASC 480, “Distinguishing Liabilities from Equity,” the Company determined that this obligation is a financial instrument and as such should be recorded as a liability within debt. Changes in the settlement value, if any, will be accreted to interest expense through the maturity date of the instrument. In September 2013, the Company entered into an agreement to terminate the subscription agreement, which was repaid on October 22, 2013.  As such, the settlement value was reclassed to current maturities of long-term debt in the condensed consolidated balance sheet at September 30, 2013.  During the nine months ended September 30, 2013, the Company recorded $1.2 million in accretion on this instrument.

Covenants

The Company’s previous senior secured credit facility and the indenture governing the 8 ¾% Notes required it, among other obligations, to maintain specified financial ratios and to satisfy certain financial tests, including fixed charge coverage, interest coverage, senior leverage and total leverage ratios. In addition, the Company’s previous senior secured credit facility and the indenture governing the 8 ¾% Notes restricted, among other things, the Company’s ability to incur additional indebtedness, incur guarantee obligations, amend debt instruments, pay dividends, create liens on assets, make investments, engage in mergers or consolidations, and otherwise restrict corporate activities.

At September 30, 2013, the Company was in compliance with all required covenants under the Company’s previous senior secured credit facility and the 8 ¾% Notes.

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

The following proceedings could result in costs, settlements, damages, or rulings that materially impact the Company’s consolidated financial condition or operating results. The Company believes that it has meritorious defenses, claims and/or counter-claims with respect to these proceedings, and intends to vigorously defend itself or pursue its claims.

Gaming licenses in Iowa are typically issued jointly to a gaming operator and a local charitable organization known as a QSO. The agreement between the Company’s gaming operator subsidiary in Iowa, Belle of Sioux City, L.P. (“Belle”), and its QSO, Missouri River Historical Development, Inc. (“MRHD”), expired in early July 2012. On July 12, 2012, when presented with an extension of the Company’s QSO/operating agreement for the Sioux City facility through March 2015, the Iowa Racing and Gaming Commission (“IRGC”) failed to approve the extension and urged a shorter extension. In mid-August 2012, MRHD offered a revised contract to the Company that would require a yearly renewal from the IRGC and stated that MRHD would be able to continue searching for an operator for a new land-based casino. The Company rejected this contract offer and, at the August 23, 2012 IRGC meeting, urged the IRGC to reconsider the original extension agreement through March 2015. The IRGC did not act on this request and concluded that the casino could continue to operate without an effective operating agreement. The IRGC also announced at the July 12, 2012 meeting the schedule for requests for proposals for a new land-based Woodbury County casino. Applications and financing proposals were due by November 5, 2012. The Company submitted two proposals for a new gaming and entertainment destination in Woodbury County for the IRGC’s consideration. On April 18, 2013, the IRGC awarded the license to another gaming operator. In August 2013, the IRGC formally denied the Company’s application for a standard, one-year renewal of its state license; however, the IRGC affirmed its intention to permit the Company to continue operations at its Sioux City facility until such time as the new casino opens to the public, but not beyond. The Belle has filed four petitions challenging the IRGC’s actions, namely its refusing to consider the Belle’s request to replace MRHD with another non-profit partner and opening up the gaming license to bidding for a land-based casino, its failure to approve the 2015 extension agreement and any extension, its announcing a process would be instituted to revoke the Belle’s license, and its selection of another gaming operator. The four separate petitions, filed on July 6, 2012, August 10, 2012, September 21, 2012 and May 17, 2013, are pending in the Iowa District Court in Polk County, Iowa and have now been consolidated into one proceeding.  The Company contends that the IRGC violated the Belle’s constitutional rights, Iowa State law, and its own rules and regulations in the actions the IRGC has taken against the Belle and its license.

In addition, on September 26, 2013, the Belle requested an administrative proceeding to contest the IRGC’s decision not to renew the Belle’s license.  This contested case proceeding will be heard by the IRGC or by an administrative law judge.  The Belle’s grounds for contesting revocation are that an operating agreement is not required in order to continue gaming operations and, even if one were required, the Belle has a valid extension agreement with MRHD in place that the IRGC has refused to approve, and, additionally, the Belle has a second operating agreement with another QSO that the IRGC has refused to approve.

Also, on September 21, 2013, the Company filed a motion against the IRGC asking the court to stay development of the new casino, which started construction in July 2013, until the Company’s litigation against the IRGC is resolved.  The stay motion was argued on October 10, 2013 and is likely to be decided in the fourth quarter of 2013.  In addition, the Belle filed suit against MRHD for breach of contract, seeking to enjoin MRHD from disavowing the 2015 extension agreement it signed and seeking to enforce the exclusivity obligations in the agreement. A request for a preliminary injunction was denied on October 29, 2012.  A trial is scheduled to begin in April 2014.  In June 2013, the Company filed a petition to request the appointment of a third party to receive and hold or distribute the funds to be paid to MRHD (for which oral argument was held in July 2013).

On September 11, 2008, the Board of County Commissioners of Cherokee County, Kansas (the “County”) filed suit against Kansas Penn Gaming, LLC (“KPG,” a wholly owned subsidiary of Penn created to pursue a development project in Cherokee County,

Kansas) and the Company in the District Court of Shawnee County, Kansas. The petition alleged that KPG breached its pre-development agreement with the County when KPG withdrew its application to manage a lottery gaming facility in Cherokee County and sought in excess of $50 million in damages. In connection with its petition, the County obtained an ex-parte order attaching the $25 million privilege fee (which was included in current assets at December 31, 2012) paid to the Kansas Lottery Commission in conjunction with the gaming application for the Cherokee County zone. The defendants filed motions to dissolve and reduce the attachment. Those motions were denied. Following discovery, both parties filed dispositive motions and the motions were argued on April 20, 2012. In September 2012, the judge ruled in favor of the County on its motion for summary judgment.  At December 31, 2012, the Company accrued $6.4 million, which was included in accrued expenses within the consolidated balance sheet, based on settlement discussions that took place in January 2013.  In February 2013, the Company finalized the settlement with the County and the $25 million privilege fee was returned to the Company, net of the amount previously accrued.

On June 13, 2013, the Company finalized an agreement to the terms of its previous non-binding memorandum of understanding with the State of Ohio. The Company has agreed to pay $110 million over a ten year period commencing in July 2013 for certain clarifications from the State of Ohio with respect to various financial matters and limits on competition within the ten year time period.  Additionally, in return for being able to relocate its existing racetracks in Toledo and Grove City to Dayton and Austintown (located in the Mahoning Valley), respectively, the Company agreed to pay the state $7.5 million upon the opening of each facility, as well as eighteen semi-annual installment payments of approximately $4.8 million beginning one year after the opening of each facility.

10.  Income Taxes

A reconciliation of the liability for unrecognized tax benefits is as follows:

Noncurrent tax liabilities
(in thousands)
Balance at January 1, 2013	$20,393
Additions based on current year positions	3,053
Reductions based on prior year positions	(599)
Currency translation adjustments	(1,028)
Balance at September 30, 2013	$21,819

The increase in the Company’s liability for unrecognized tax benefits during the nine months ended September 30, 2013 was primarily due to recording additional tax reserves and interest expense accruals for previously recorded unrecognized tax benefits.

The Company’s effective tax rate (income taxes as a percentage of income from operations before income taxes) increased to 41.4% for the three months ended September 30, 2013, as compared to 40.3% for the three months ended September 30, 2012, primarily due to the deferred tax write-off of $3.8 million related to the sale of Bullwhackers partially offset by reversals of previously recorded tax reserves and interest on uncertain tax positions where the statute of limitations has expired.  The Company’s effective tax rate increased to 53.9% for the nine months ended September 30, 2013, as compared to 39.4% for the nine months ended September 30, 2012, primarily due to the non-deductible portion of the Company’s goodwill impairment charge related to Argosy Casino Sioux City and a deferred tax write-off of $3.8 million related to the sale of Bullwhackers, partially offset by reversals of previously recorded tax reserves and interest on uncertain tax positions where the statute of limitations has expired.

At September 30, 2013 and December 31, 2012, prepaid expenses within the condensed consolidated balance sheets included prepaid income taxes of $4.9 million and $68.4 million, respectively.

11.  Shareholders’ Equity

Impact of Spin-Off on Preferred Equity Investment

As part of the Spin-Off described further in Note 2, the Company entered into an agreement (the “Exchange Agreement”) with FIF V PFD LLC, an affiliate of Fortress Investment Group LLC (“Fortress”), providing for the exchange of shares of the Company’s Series B Preferred Stock for shares of a new class of preferred stock, Series C Preferred Stock, in contemplation of the Spin-Off.

The Exchange Agreement provided Fortress with the right to exchange its 9,750 shares of Series B Preferred Stock for fractional shares of Series C Preferred Stock at an exchange ratio that treated each such fractional share (and therefore each share of common stock into which such fractional share was convertible) as worth $67 per share, which was the “ceiling price” at which the shares of Series B Preferred Stock were redeemable by the Company at maturity. Any shares of Series B Preferred Stock that were not exchanged for shares of Series C Preferred Stock prior to the second business day before October 16, 2013, the record date established for the distribution of GLPI common stock in the Spin-Off, was automatically exchanged for shares of Series C Preferred Stock on such date. Subsequently, the Company had the right to purchase from Fortress, prior to the record date for the Spin-Off, a number of shares of Series C Preferred Stock, at a price of $67 per fractional share of Series C Preferred Stock, such that, immediately following the consummation of the Spin-Off, Fortress would not own more than 9.9% of GLPI’s common stock.

Under the terms of the Statement with Respect to Shares of Series C Convertible Preferred Stock of the Company (the “Series C Designation”), the Series C Preferred Stock is nonvoting stock, provided, however, that the Series C Designation cannot be altered or amended so as to adversely affect any right or privilege held by the holders of Series C shares without the consent of a majority of the shares of Series C then outstanding. Holders of Series C shares will participate in dividends paid to the holders of common stock of the Company on an as-converted basis. Each share of Series C will automatically convert into 1,000 shares of common stock upon sale to a third party not affiliated with the original holder.

On October 11, 2013, the Company completed its exchange and repurchase transactions with Fortress and repurchased all of the 2,300 shares of Series B Preferred Stock held by Centerbridge Capital Partners, L.P. (collectively, “Centerbridge”) at par. Additionally, in February 2013, the Company repurchased 225 shares of Series B Preferred Stock from WF Investment Holdings, LLC at a slight discount to par.  As a result of these transactions, there are currently no outstanding shares of Series B Preferred Stock and Fortress holds 8,624 shares of Series C Preferred Stock. See Note 15 for further details.

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

The Other category consists of the Company’s standalone racing operations, namely Beulah Park, Raceway Park, Rosecroft Raceway, Sanford-Orlando Kennel Club, and the Company’s joint venture interests in Sam Houston Race Park, Valley Race Park and Freehold Raceway. If the Company is successful in obtaining gaming operations at these locations, they would be assigned to one of the Company’s regional executives and reported in their respective reportable segment. The Other category also includes the Company’s corporate overhead operations which does not meet the definition of an operating segment under ASC 280, “Segment Reporting.” The Other category also included our Bullwhackers property which was sold on July 1, 2013.

The following tables present certain information with respect to the Company’s segments.  Intersegment revenues between the Company’s segments were not material in any of the periods presented below.

	Midwest	East/West	Southern Plains	Other	Total
	(in thousands)
Three months ended September 30, 2013
Net revenues	$244,011	$294,816	$168,979	$6,629	$714,435
Income (loss) from operations	48,349	59,416	19,975	(34,460)	93,280
Depreciation and amortization	32,352	18,813	24,760	4,043	79,968
Gain (loss) from unconsolidated affiliates	—	—	2,599	(303)	2,296
Capital expenditures	22,404	6,448	13,705	(101)	42,456

Three months ended September 30, 2012
Net revenues	247,287	324,603	128,604	6,550	707,044
Income (loss) from operations	55,088	68,078	26,496	(50,996)	98,666
Depreciation and amortization	24,791	22,430	11,028	4,150	62,399
Gain (loss) from unconsolidated affiliates	—	—	1,036	(229)	807
Capital expenditures	94,562	8,376	6,770	1,066	110,774

Nine months ended September 30, 2013
Net revenues	789,502	928,934	529,560	26,056	2,274,052
Income (loss) from operations	165,214	204,478	9,419	(105,635)	273,476
Depreciation and amortization	97,182	58,938	69,304	12,230	237,654
Gain (loss) from unconsolidated affiliates	—	—	8,383	(545)	7,838
Impairment losses	—	—	71,846	—	71,846
Capital expenditures	83,650	20,508	50,487	4,428	159,073

Nine months ended September 30, 2012
Net revenues	670,373	1,043,884	415,729	25,668	2,155,654
Income (loss) from operations	148,509	228,700	108,739	(116,652)	369,296
Depreciation and amortization	61,989	66,455	33,627	10,456	172,527
Gain (loss) from unconsolidated affiliates	—	—	3,991	(445)	3,546
Capital expenditures	305,521	34,917	19,583	4,931	364,952

Balance sheet at September 30, 2013
Total assets	2,268,140	1,158,411	1,578,476	391,711	5,396,738
Investment in and advances to unconsolidated affiliates	—	79	129,897	65,849	195,825
Goodwill and other intangible assets, net	1,023,108	226,047	697,057	55,799	2,002,011

Balance sheet at December 31, 2012
Total assets	2,318,283	1,198,391	1,680,773	446,610	5,644,057
Investment in and advances to unconsolidated affiliates	—	87	138,514	65,905	204,506
Goodwill and other intangible assets, net	1,025,505	226,047	779,787	55,827	2,087,166

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

Long-term Debt

The fair value of the Company’s Term Loan B component of the previous senior secured credit facility and the 8 ¾% Notes is estimated based on quoted prices in active markets and as such is a Level 1 measurement. The fair value of the remainder of the

Company’s previous senior secured credit facility approximates its carrying value as it is variable rate debt. The fair value of the Company’s other long-term obligations approximates its carrying value.

The estimated fair values of the Company’s financial instruments are as follows (in thousands):

	September 30, 2013		December 31, 2012
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	$267,871	$267,871	$260,467	$260,467
Investment in corporate debt securities	—	—	6,790	6,790
Financial liabilities:
Long-term debt
Senior secured credit facility	2,062,362	2,062,392	2,393,459	2,401,225
Senior subordinated notes	325,000	355,875	325,000	368,875
Other long-term obligations	11,217	11,217	10,000	10,000

14.  Insurance Deductibles

Hollywood Casino St. Louis Tornado

On May 31, 2013, Hollywood Casino St. Louis sustained minor damage as a result of a tornado and was forced to close for approximately fourteen hours.  At the time of the tornado, the Company carried property insurance coverage with a limit of $600 million for both property damage and business interruption applicable to this event. This coverage included a $2.5 million property damage deductible and two days of business interruption deductible for the peril of a tornado.  During the nine months ended September 30, 2013, the Company recorded a $2.5 million pre-tax loss for the property damage insurance deductible.

15.  Subsequent Events

As disclosed in Note 2, on November 1, 2013, Penn effected the Spin-Off by distributing one share of common stock of GLPI to the holders of Penn common stock and Series C Preferred Stock for every share of Penn common stock and every 1/1000th of a share of Series C Preferred Stock that they held at the close of business on October 16, 2013, the record date for the Spin-Off. In addition, the Company contributed substantially all of the assets and liabilities associated with Penn’s real property interests and real estate development business, as well as the assets and liabilities of the TRS Properties that will be operated by its TRSs, to GLPI through a series of internal corporate restructurings.

As mentioned above in Note 11, on October 11, 2013, the Company completed its previously disclosed exchange and repurchase transactions with an affiliate of Fortress and Centerbridge. In the transactions, the Company paid a total of $627.2 million, which was primarily funded by borrowings under the revolving credit facility, to the affiliates of Fortress and Centerbridge and issued to the affiliate of Fortress 8,624 shares of non-voting Series C Preferred Stock in order to redeem at par all of the previously outstanding shares of Series B Preferred Stock.  Each share of Series C Preferred Stock will automatically convert into 1,000 shares of common stock upon a sale to a third party not affiliated with Fortress, and holders of Series C Preferred Stock will participate in dividends paid to the holders of common stock on an as-converted basis. The redemption of the Series B Preferred Stock will impact the Company’s shares outstanding by reducing the Company’s diluted share count by approximately 13.1 million (based on the actual dilutive impact of the securities in the third quarter 2013 EPS calculation, see Note 3).

On October 15, 2013, the Company commenced the Tender Offer and consent solicitation for any and all of its outstanding $325 million 8¾% Notes. The Consent Solicitation expired on October 28, 2013, and the Tender Offer will expire on November 13, 2013 (the “Expiration Date”) unless the Tender Offer is extended or earlier terminated.  In the Consent Solicitation, the Company received valid consents from holders of $292.7 million aggregate principal amount of the 8 ¾% Notes.  Based on the receipt of such consents on October 29, 2013, the Company executed a supplemental indenture to the indenture governing the 8¾% Notes to eliminate substantially all of the restrictive covenants and the related events of default in such indenture.  On October 30, 2013, the Company purchased such $292.7 million aggregate principal amount of 8 ¾% Notes, and the amendments effected by such supplemental indenture became operative.  Such 8 ¾% Notes were purchased for “Total Consideration” of $1,107.24 per $1,000 principal amount of tendered 8 ¾% Notes, which is equal to the “Tender Offer Consideration” of $1,087.24 per $1,000 principal amount of tendered 8 ¾% Notes plus a consent payment of $20.00 per $1,000 principal amount of tendered 8 ¾% Notes, plus accrued and unpaid interest up to, but excluding, the date of purchase. Holders of 8 ¾% Notes who validly tender their 8 ¾% Notes after October 29, 2013 but at or prior to the Expiration Date, and whose 8 ¾% Notes are accepted for purchase, will receive only the Tender

Offer Consideration, plus accrued and unpaid interest up to, but excluding, the applicable settlement date.  On October 30, 2013, the Company also effected the satisfaction and discharge of the indenture governing the 8 ¾% Notes and called the remaining outstanding 8 ¾% Notes for redemption.  Any 8 ¾% Notes not purchased in the Tender Offer will be redeemed on November 29, 2013. We anticipate recording a debt extinguishment charge of $34.7 million related to the purchase of 8 ¾% Notes in the Tender Offer and the redemption of the remaining 8 ¾% Notes in the fourth quarter of 2013.

On October 30, 2013, the Company completed an offering of $300 million 5.875% senior unsecured notes that mature on November 1, 2021 (the “5.875% Notes”) at a price of par. Interest on the 5.875% Notes is payable on May 1 and November 1 of each year. The 5.875% Notes are senior unsecured obligations of the Company. The 5.875% Notes will not be guaranteed by any of the Company’s subsidiaries except in the event that the Company in the future issues certain subsidiary-guaranteed debt securities.  The Company may redeem the 5.875% Notes at any time, and from time to time, on or after November 1, 2016, at the declining redemption premiums set forth in the indenture governing the 5.875% Notes, together with accrued and unpaid interest to, but not including, the redemption date.  Prior to November 1, 2016, the Company may redeem the 5.875% Notes at any time, and from time to time, at a redemption price equal to 100% of the principal amount of the 5.875% Notes redeemed plus a “make-whole” redemption premium described in the indenture governing the 5.875% Notes, together with accrued and unpaid interest to, but not including, the redemption date.  In addition, the 5.875% Notes may be redeemed prior to November 1, 2016 from net proceeds raised in connection with an equity offering as long as the Company pays 105.875% of the principal amount of the 5.875% Notes, redeems the 5.875% Notes within 180 days of completing the equity offering, and at least 60% of the 5.875% Notes originally issued remains outstanding.

In addition, on October 30, 2013, the Company entered into a new senior secured credit facility. The new senior secured credit facility consists of a five year $500 million revolver, a five year $500 million Term Loan A facility, and a seven year $250 million Term Loan B facility. The Term Loan A facility was priced at LIBOR plus a spread (ranging from 2.75% to 1.25%) based on the Company’s consolidated total net leverage ratio as defined in the new senior secured credit facility. The Term Loan B facility was priced at LIBOR plus 2.50%, with a 0.75% LIBOR floor. The Company used the proceeds of the new senior secured credit facility, new 5.875% Notes, and cash on hand, to repay its previous senior secured credit facility, to fund the cash tender offer to purchase any and all of its 8 ¾% Notes and the related consent solicitation to make certain amendments to the indenture governing the 8 ¾% Notes, to satisfy and discharge such indenture, to pay related fees and expenses and for working capital purposes.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our Operations

We are a leading, diversified, multi-jurisdictional owner and manager of gaming and pari-mutuel properties. As of September 30, 2013, we owned, managed, or had ownership interests in twenty-eight facilities in the following eighteen jurisdictions: Florida, Illinois, Indiana, Iowa, Kansas, Louisiana, Maine, Maryland, Mississippi, Missouri, Nevada, New Jersey, New Mexico, Ohio, Pennsylvania, Texas, West Virginia, and Ontario. On July 1, 2013, we sold our Bullwhackers property located in Colorado and no longer have any operations in the state.

We have made significant acquisitions in the past and expect to continue to pursue additional acquisition and development opportunities in the future. In 1997, we began our transition from a pari-mutuel company to a diversified gaming company with the acquisition of the Charles Town property and the introduction of video lottery terminals in West Virginia. Since 1997, we have continued to expand our gaming operations through strategic acquisitions (including the acquisitions of Hollywood Casino Bay St. Louis and Boomtown Biloxi, CRC Holdings, Inc., Hollywood Casino Corporation, Argosy Gaming Company, Zia Park Casino, Sanford-Orlando Kennel Club and M Resorts), greenfield projects (such as Hollywood Casino at Penn National Race Course, Hollywood Casino Bangor and Hollywood Casino Perryville), and property expansions (such as Hollywood Casino at Charles Town Races and Hollywood Casino Lawrenceburg). In 2012, we, along with our joint venture partner, opened Hollywood Casino at Kansas Speedway on February 3, 2012, and in Ohio, we opened our Hollywood Casino Toledo facility on May 29, 2012 and our Hollywood Casino Columbus facility on October 8, 2012. Finally, on November 2, 2012, we acquired Harrah’s St. Louis facility, which we are in the process of renovating and rebranding to Hollywood Casino St. Louis.

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

For table games, customers usually purchase cash chips at the gaming tables.  The cash and markers (extensions of credit granted to certain credit worthy customers) are deposited in the gaming table’s drop box.  Table game win is the amount of drop that is retained and recorded as casino gaming revenue, with liabilities recognized for funds deposited by customers before gaming play occurs and for unredeemed gaming chips.  As we are focused on regional gaming markets, our table win percentages are fairly stable as the majority of these markets do not regularly experience high-end play, which can lead to volatility in win percentages.  Therefore, changes in table game win percentages do not typically have a material impact to our earnings.

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

Spin-Off of Real Estate Assets through a Real Estate Investment Trust

On November 15, 2012, we announced that we intended to pursue a plan to separate the majority of our operating assets and real property assets into two publicly traded companies, including an operating entity, Penn, and, through a tax-free Spin-Off of our real estate assets to holders of our common and preferred stock, a newly formed publicly traded entity that intends to qualify as a REIT, GLPI.  On September 26, 2013, the Company announced that its Board of Directors had approved, subject to certain terms and conditions, the Spin-Off.

On November 1, 2013, Penn effected the Spin-Off by distributing one share of common stock of GLPI to the holders of Penn common stock and Series C Preferred Stock for every share of Penn common stock and every 1/1000th of a share of Series C Preferred Stock that they held at the close of business on October 16, 2013, the record date for the Spin-Off. Additionally, Peter M. Carlino and the PMC Delaware Dynasty Trust dated September 25, 2013, a trust for the benefit of Mr. Carlino’s children, also received additional shares of GLPI common stock, in exchange for shares of Penn common stock that they transferred to Penn immediately prior to the Spin-Off, and Mr. Carlino exchanged certain options to acquire Penn common stock for options to acquire GLPI common stock having the same aggregate intrinsic value. Penn engaged in these exchanges with Mr. Carlino and his related trust to ensure that each member of the Carlino family beneficially owns 9.9% or less of the outstanding shares of Penn common stock for certain federal tax purposes following the Spin-Off, so that GLPI can qualify to be taxed as a REIT for U.S. federal income tax purposes.

In addition, the Company contributed substantially all of the assets and liabilities associated with Penn’s real property interests and real estate development business, as well as the assets and liabilities of the TRS Properties that will be operated by its TRSs, to GLPI through a series of internal corporate restructurings. As a result of the Spin-Off, GLPI owns substantially all of Penn’s former real property assets and leases back most of those assets to Penn for use by its subsidiaries, under the Master Lease (that includes four 5 year renewals, which are at Penn’s option). Penn continues to operate the leased gaming facilities, hold the associated gaming licenses and own and operate other assets, including the Casino Rama casino management contract, the 50% joint venture interest in Hollywood Casino at Kansas Speedway, seven non-casino racetracks and gaming equipment.

As a result of the Spin-off, we will incur various significant charges in the fourth quarter of 2013, including but not limited to debt extinguishment charges, goodwill and other intangible asset impairment losses, as well as transaction costs.

The Company has received a private letter ruling from the Internal Revenue Service relating to the tax treatment of the separation and the qualification of GLPI as a REIT. The private letter ruling is subject to certain qualifications and based on certain representations and statements made by the Company and certain of its shareholders. If such representations and statements are untrue or incomplete in any material respect (including as a result of a material change in the transaction or other relevant facts), the Company may not be able to rely on the private letter ruling. The Company has received opinions from outside counsel regarding certain aspects of the transaction that are not covered by the private letter ruling.

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

The Other category consists of our standalone racing operations, namely Beulah Park, Raceway Park, Rosecroft Raceway, Sanford-Orlando Kennel Club, and our joint venture interests in Sam Houston Race Park, Valley Race Park and Freehold Raceway. If we are successful in obtaining gaming operations at these locations, they would be assigned to one of our regional executives and reported in their respective reportable segment. The Other category also includes our corporate overhead operations which does not meet the definition of an operating segment under Accounting Standards Codification 280, “Segment Reporting.” The Other category also included our Bullwhackers property which was sold on July 1, 2013.

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

Financial Highlights:

We reported net revenues and income from operations of $714.4 million and $93.3 million, respectively, for the three months ended September 30, 2013 compared to $707.0 million and $98.7 million, respectively, for the corresponding period in the prior year and net revenues and income from operations of $2,274.1 million and $273.5 million, respectively, for the nine months ended September 30, 2013 compared to $2,155.7 million and $369.3 million, respectively, for the corresponding period in the prior year. The major factors affecting our results for the three and nine months ended September 30, 2013, as compared to the three and nine months ended September 30, 2012, were:

•                  A pre-tax goodwill and other intangible asset impairment charge of $71.8 million for Argosy Casino Sioux City in our Southern Plains segment during the nine months ended September 30, 2013.

•                  The partial opening of a casino complex at the Arundel Mills mall in Maryland in June 2012 and its second phase opening in mid-September 2012, which negatively impacted Hollywood Casino at Charles Town Races and Hollywood Casino Perryville.

•                  The opening of Hollywood Casino Columbus on October 8, 2012, which generated $53.8 million and $172.7 million of net revenues for the three and nine months ended September 30, 2013, respectively.

•                  The opening of Hollywood Casino Toledo on May 29, 2012, which generated $48.9 million and $151.1 million of net revenues for the three and nine months ended September 30, 2013, respectively, as compared to $57.5 million and $82.8 million for the corresponding period in the prior year, respectively.

•                  New competition in our Midwest segment for Hollywood Casino Lawrenceburg, namely the March 4, 2013 opening of a casino in Cincinnati, Ohio, the opening on June 1, 2012 of a new racino in Columbus, Ohio, as well as our Columbus casino.

•                  The acquisition of Harrah’s St. Louis facility, now known as Hollywood Casino St. Louis, on November 2, 2012, which contributed $54.4 million and $166.4 million of net revenues for the three and nine months ended September 30, 2013, respectively.

•                  The opening of a new riverboat casino and hotel in Baton Rouge, Louisiana on September 1, 2012, which negatively impacted Hollywood Casino Baton Rouge in our Southern Plains segment.

•                  The February 3, 2012 opening of our joint venture, Hollywood Casino at Kansas Speedway, which negatively impacted the results at our Argosy Casino Riverside property in our Southern Plains segment.

•                 A pre-tax insurance loss of $2.5 million at Hollywood Casino St. Louis during the nine months ended September 30, 2013, as compared to a pre-tax insurance gain of $7.2 million at Hollywood Casino Tunica during the nine months ended September 30, 2012.

•                  Lobbying efforts in Maryland related to our opposition of the November 2012 gaming referendum for $19.2 million for the three months ended September 30, 2012, which is included in Other.

•                  Higher legal, consulting and other fees related to the pursuit of potential opportunities, including the Spin-Off transaction, of $6.9 million and $13.7 million for the three and nine months ended September 30, 2013, as compared to the corresponding period in the prior year, which are included in Other.

•                  Net income decreased by $5.1 million and $97.3 million for the three and nine months ended September 30, 2013, respectively, as compared to the three and nine months ended September 30, 2012, primarily due to the variances explained above, as well as increased interest expense offset by decreased income taxes.

Segment Developments:

The following are recent developments that have had or will have an impact on us by segment:

Midwest

•                  In March 2012, we announced that we had entered into a non-binding memorandum of understanding (“MOU”) with the State of Ohio that establishes a framework for relocating our existing racetracks in Toledo and Grove City to Dayton and Austintown (located in the Mahoning Valley), respectively, where we intend to develop new integrated racing and gaming facilities, budgeted at approximately $254 million and $261 million, respectively, inclusive of $50 million in license fees and $75 million in relocation fees for each facility. Pursuant to this arrangement, the Ohio Lottery Commission would retain 33.5% of video lottery terminal revenues (exclusive of the horsemen’s share). In addition, the MOU restricts any other gaming facility from being located within 50 miles of our Columbus and Toledo casinos, as well as our relocated racetracks, with certain exceptions. In mid-June 2013, the definitive agreement between the Company and the State of Ohio was signed.  In June 2012, we announced that we had filed applications with the Ohio Lottery Commission for Video Lottery Sales Agent Licenses for our Ohio racetracks, and with the Ohio State Racing Commission for permission to relocate the racetracks. The new Austintown facility, which will be a thoroughbred track and feature up to 1,000 video lottery terminals, will be located on 184 acres in Austintown’s Centrepointe Business Park near the intersection of Interstate 80 and Ohio Route 46. The Dayton facility, which will be a standardbred track and feature up to 1,500 video lottery terminals, will be located on 125 acres on the site of an abandoned Delphi Automotive plant near Wagner Ford and Needmore roads in North Dayton. On May 1, 2013, the Company received approval from the Ohio Racing Commission for our relocation plans for each new racetrack and video lottery terminal facility and expects both to open in the second half of 2014. The opening of our Dayton facility may have an adverse impact on our Hollywood Casino Columbus facility. Additionally, as part of the Spin-Off, GLPI will be responsible for certain real estate related construction costs for the Austintown facility and the Dayton facility, which we estimate will total approximately $100.0 million and $88.8 million, respectively.

•                  On October 21, 2011, the Ohio Roundtable filed a complaint in the Court of Common Pleas in Franklin County, Ohio against a number of defendants, including the Governor, the Ohio Lottery Commission and the Ohio Casino Control Commission. The complaint alleges a variety of substantive and procedural defects relative to the approval and implementation of video lottery terminals as well as several counts dealing with the taxation of standalone casinos. We, along with the other two casinos in Ohio, filed motions for judgment on the pleadings. In May 2012, the complaint was dismissed; however, the plaintiffs filed an appeal and oral arguments were held on January 17, 2013.  In March 2013, the Ohio appeals court upheld the ruling. The decision of the appeals court was appealed to the Ohio Supreme Court by the plaintiffs on April 30, 2013 and the Ohio Supreme Court has elected to accept the appeal.  In addition, the Ohio Racing Commission’s decision to permit Penn to relocate their Toledo racetrack to Dayton has been challenged in the Franklin County Court of Common Pleas.

•                 On March 4, 2013, a new casino in Cincinnati, Ohio opened, which has had and will continue to have a negative impact on Hollywood Casino Lawrenceburg’s financial results. In addition, on June 1, 2012, a new racino at Scioto Downs in Columbus, Ohio opened, which competes aggressively in the same market as Hollywood Casino Columbus and has also negatively impacted Hollywood Casino Lawrenceburg. Additionally, new racinos in Ohio are planned at Lebanon Raceway and River Downs, both of which are anticipated to be completed in early 2014. We anticipate the opening of these new racinos will have a further adverse impact on Hollywood Casino Lawrenceburg and we anticipate that the Lebanon Raceway facility will have a negative impact on Hollywood Casino Columbus.

East/West

•                  Hollywood Casino at Charles Town Races, Hollywood Casino Perryville (which we contributed to GLPI in connection with the Spin-Off) and, to a lesser extent, Hollywood Casino at Penn National Race Course faced increased competition and their results have been negatively impacted by the opening of a casino complex, Maryland Live!, at the Arundel Mills mall in Anne Arundel, Maryland. The casino opened on June 6, 2012 with approximately 3,200 slot machines and significantly increased its slot machine offerings by mid-September 2012 to approximately 4,750 slot machines. In addition, the Anne Arundel facility opened table games on April 11, 2013, which has negatively impacted Hollywood Casino at Charles Town Races, Hollywood Casino Perryville and Hollywood Casino at Penn National Race Course.

•                  In November 2012, voters approved legislation authorizing a sixth Maryland casino in Prince George’s County and the ability to add table games to Maryland’s five existing and planned casinos. On March 5, 2013, table games were opened at Hollywood Casino Perryville. The new law also changes the tax rate casino operators pay the state, varying from casino to casino, allows all casinos in Maryland to be open 24 hours per day for the entire year, and permits casinos to directly purchase slot machines in exchange for gaming tax reductions. For our Hollywood Casino Perryville facility, the tax rate would decrease upon the opening of the Prince George casino from 67 percent to 61 percent with an option for an additional 5 percent reduction if an independent commission agrees. In May 2013, three different bidders, including the Company, submitted proposals for a Prince George casino. Our proposal includes a $700 million casino resort, which would be constructed at our Rosecroft Raceway facility, with 3,000 video lottery terminals, 100 table games and 40 poker tables, as well as a hotel, variety of food and beverage options, an entertainment and multi-purpose event center, a new grandstand facility, and structured and surface parking. Though we are participating in the bidding process, if another applicant is selected, our financial results would be adversely impacted as it would create additional competition for Hollywood Casino at Charles Town Races.

•                  On April 5, 2013, we announced that we and the Jamul Indian Village (“the Tribe”) have entered into definitive agreements to jointly develop a Hollywood-branded casino and resort on the Tribe’s trust land in San Diego County, California. The proposed facility is located approximately 20 miles east of downtown San Diego. The proposed $360 million development will include a three-story gaming and entertainment facility of approximately 200,000 square feet featuring at least 1,700 slot machines, 50 live table games including poker, multiple restaurants, bars and lounges and a partially enclosed parking structure with over 1,900 spaces.  It is anticipated that site preparation could commence in the next six months with an expected construction period of approximately 24 months.  We may, under certain circumstances, provide backstop financing to the Tribe in connection with the project and, upon opening, we will manage the casino and resort.

Southern Plains

•                  Gaming licenses in Iowa are typically issued jointly to a gaming operator and a local charitable organization known as a QSO. The agreement between the Company’s gaming operator subsidiary in Iowa, Belle, and its QSO, MRHD, expired in early July 2012. On July 12, 2012, when presented with an extension of the Company’s QSO/operating agreement for the Sioux City facility through March 2015, the IRGC failed to approve the extension and urged a shorter extension. In mid-August 2012, MRHD offered a revised contract to the Company that would require a yearly renewal from the IRGC and stated that MRHD would be able to continue searching for an operator for a new land-based casino. The Company rejected this contract offer and at the August 23, 2012 IRGC meeting urged the IRGC to reconsider the original extension agreement through March 2015. The IRGC did not act on this request and, concluded that the casino could continue to operate without an effective operating agreement. The IRGC also announced at the July 12, 2012 meeting the schedule for requests for proposals for a new land-based Woodbury County casino. Applications and financing proposals were due by November 5, 2012. We submitted two proposals for a new gaming and entertainment destination in Woodbury County for the IRGC’s consideration. On April 18, 2013, the IRGC awarded the license to another gaming operator. In August 2013, the IRGC formally denied the Company’s application for a standard, one-year renewal of its state license; however, the IRGC affirmed its intention to permit the Company to continue operations at its Sioux City facility until such time as the new casino opens to the public, but not beyond. The Belle has filed four petitions challenging the IRGC’s actions, namely its refusing to consider the Belle’s request to replace MRHD with another non-profit partner and opening up the gaming license to bidding for a land-based casino, its failure to approve the 2015 extension agreement and any extension, its announcing a process would be instituted to revoke the Belle’s license, and its selection of another gaming operator. The four separate petitions, filed on July 6, 2012, August 10, 2012, September 21, 2012 and May 17, 2013, are pending in the Iowa District Court in Polk County, Iowa and have now been consolidated into one proceeding.  The Company contends that the IRGC violated the Belle’s constitutional rights, Iowa State law, and its own rules and regulations in the actions the IRGC has taken against the Belle and its license.  In addition, on September 26, 2013, the Belle requested an administrative proceeding to contest the IRGC’s decision not to renew the Belle’s license.  This contested case proceeding will be heard by the IRGC or by an administrative law judge.  The Belle’s grounds for contesting revocation are that an operating agreement is not required in order to continue gaming operations and, even if one were required, the Belle has a valid extension agreement with MRHD in place that the IRGC has refused to approve, and, additionally, the Belle has a second operating agreement with another QSO that the IRGC has refused to approve. Also, on September 21, 2013, the Company filed a motion against the IRGC asking the court to stay development of the new casino, which started construction in July 2013, until the Company’s litigation against the IRGC is resolved.  The stay motion was argued on October 10, 2013 and is likely to be decided in the fourth quarter of 2013. In addition, the Belle filed suit against MRHD for breach of contract, seeking to enjoin MRHD from disavowing the 2015 extension agreement it signed, and seeking to enforce the exclusivity obligations in the agreement. A request for a preliminary injunction was denied on October 29, 2012.  A trial is scheduled to begin in April 2014.In June 2013, the Company filed a petition to request the appointment of a third party to receive and hold or distribute the funds to be paid to MRHD (for which oral argument was held in July 2013).

•                  A new riverboat casino and hotel in Baton Rouge, Louisiana opened on September 1, 2012. The opening of this riverboat casino has and will continue to have an adverse effect on the financial results of Hollywood Casino Baton Rouge, which we contributed to GLPI in connection with the Spin-Off. In addition, a casino in Biloxi opened in late May 2012, which has had an adverse effect on the financial results of our Boomtown Biloxi property.

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

For further information on our critical accounting estimates, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the notes to our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2012. There has been no material change to these estimates for the nine months ended September 30, 2013.

Results of Operations

The following are the most important factors and trends that contribute to our operating performance:

•                  The fact that most of our properties operate in mature competitive markets. As a result, we expect a majority of our future growth to come from prudent acquisitions of gaming properties (such as our acquisition of Harrah’s St. Louis gaming and lodging facility from Caesars Entertainment which closed on November 2, 2012), jurisdictional expansions (such as the February 2012 opening of a casino through a joint venture in Kansas, the May 2012 opening of Hollywood Casino Toledo, the October 2012 opening of Hollywood Casino Columbus, and the opening of video lottery terminal facilities at two racetracks in Ohio which are expected to commence operations in 2014), expansions of gaming in existing jurisdictions (such as the introduction of table games in July 2010 at Hollywood Casino at Charles Town Races and Hollywood Casino at Penn National Race Course, Hollywood Casino Bangor in March 2012, and more recently at Hollywood Casino Perryville in March 2013) and expansions/improvements of existing properties.

•                  The fact that a number of states (such as Massachusetts and New York) are currently considering or implementing legislation to legalize or expand gaming. Such legislation presents both potential opportunities to establish new properties (for example, in Kansas where we opened a casino through a joint venture in February 2012, in Ohio where we opened a casino in Toledo in May 2012 and in Columbus in October 2012, and in Maryland where we opened Hollywood Casino Perryville on September 27, 2010) and increased competitive threats to business at our existing properties (such as the introduction/expansion of commercial casinos in Kansas, Maryland, Ohio, and potentially Kentucky, a new riverboat casino and hotel in Baton Rouge, Louisiana which opened on September 1, 2012, a new casino in Biloxi, Mississippi, which opened in late May 2012, a new casino that opened in Oxford, Maine on June 5, 2012, and the introduction of tavern licenses in several states).

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

•                  Although not material to our operating results in the periods presented in this report, the Spin-Off will result in a significant reduction in the Adjusted EBITDA we generate from our operations, primarily as a result of the payments we will be required to make to GLPI pursuant to the Master Lease. See “Spin-Off of Real Estate Assets through a Real Estate Investment Trust” and “Item 1A — Risk Factors” of this report.

The consolidated results of operations for the three and nine months ended September 30, 2013 and 2012 are summarized below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(in thousands)
Revenues:
Gaming	$641,777	$633,836	$2,039,531	$1,924,759
Food, beverage and other	112,687	103,735	355,591	326,598
Management service fee	3,685	4,347	10,399	11,404
Revenues	758,149	741,918	2,405,521	2,262,761
Less promotional allowances	(43,714)	(34,874)	(131,469)	(107,107)
Net revenues	714,435	707,044	2,274,052	2,155,654

Operating expenses:
Gaming	325,576	327,489	1,029,483	998,533
Food, beverage and other	84,471	80,875	263,646	253,664
General and administrative	131,140	137,615	395,447	368,863
Depreciation and amortization	79,968	62,399	237,654	172,527
Impairment losses	—	—	71,846	—
Insurance deductible charges, net of recoveries	—	—	2,500	(7,229)
Total operating expenses	621,155	608,378	2,000,576	1,786,358
Income from operations	$93,280	$98,666	$273,476	$369,296

Certain information regarding our results of operations by segment for the three and nine months ended September 30, 2013 and 2012 is summarized below:

	Net Revenues		Income (loss) from Operations
Three Months Ended September 30,	2013	2012	2013	2012
	(in thousands)

Midwest	$244,011	$247,287	$48,349	$55,088
East/West	294,816	324,603	59,416	68,078
Southern Plains	168,979	128,604	19,975	26,496
Other	6,629	6,550	(34,460)	(50,996)
Total	$714,435	$707,044	$93,280	$98,666

	Net Revenues		Income (loss) from Operations
Nine Months Ended September 30,	2013	2012	2013	2012
	(in thousands)

Midwest	$789,502	$670,373	$165,214	$148,509
East/West	928,934	1,043,884	204,478	228,700
Southern Plains	529,560	415,729	9,419	108,739
Other	26,056	25,668	(105,635)	(116,652)
Total	$2,274,052	$2,155,654	$273,476	$369,296

Adjusted EBITDA

Adjusted EBITDA is used by management as the primary measure of the Company’s operating performance.  We define adjusted EBITDA as earnings before interest, taxes, stock compensation, debt extinguishment charges, impairment charges, insurance recoveries and deductible charges, depreciation and amortization, gain or loss on disposal of assets, and other income or expenses, and inclusive of gain or loss from unconsolidated affiliates.  Adjusted EBITDA has economic substance because it is used by management as a performance measure to analyze the performance of our business, and is especially relevant in evaluating large, long-lived casino projects because it provides a perspective on the current effects of operating decisions separated from the substantial non-operational depreciation charges and financing costs of such projects.  We also present adjusted EBITDA because it is used by some investors and creditors as an indicator of the strength and performance of ongoing business operations, including our ability to service debt, fund capital expenditures, acquisitions and operations.  These calculations are commonly used as a basis for investors, analysts and credit rating agencies to evaluate and compare operating performance and value companies within our industry. Gaming companies have historically reported adjusted EBITDA as a supplement to financial measures in accordance with GAAP. In order to view the operations of their casinos on a more stand-alone basis, gaming companies, including us, have historically excluded from their adjusted EBITDA calculations certain corporate expenses that do not relate to the management of specific casino properties. However, adjusted EBITDA is not a measure of performance or liquidity calculated in accordance with GAAP. Adjusted EBITDA information is presented as a supplemental disclosure, as management believes that it is a widely used measure of performance in the gaming industry, is the principal basis for the valuation of gaming companies, and that it is considered by many to be a better indicator of the Company’s operating results than net income (loss) per GAAP.  In addition, management uses adjusted EBITDA as the primary measure of the operating performance of its segments, including the evaluation of operating personnel. Adjusted EBITDA should not be construed as an alternative to operating income, as an indicator of the Company’s operating performance, as an alternative to cash flows from operating activities, as a measure of liquidity, or as any other measure of performance determined in accordance with GAAP. The Company has significant uses of cash flows, including capital expenditures, interest payments, taxes and debt principal repayments, which are not reflected in adjusted EBITDA.  It should also be noted that other gaming companies that report adjusted EBITDA information may calculate adjusted EBITDA in a different manner than the Company and therefore, comparability may be limited. A reconciliation of the Company’s adjusted EBITDA to net income (loss) per GAAP, as well as the Company’s adjusted EBITDA to income (loss) from operations per GAAP, is included below. Additionally, a reconciliation of each segment’s adjusted EBITDA to income (loss) from operations is also included below. On a segment level, adjusted EBITDA is reconciled to income (loss) from operations per GAAP, rather than net income (loss) per GAAP due to, among other things, the impracticability of allocating interest expense, interest income, income taxes and certain other items to the Company’s segments on a segment by segment basis.  Management believes that this presentation is more meaningful to investors in evaluating the performance of the Company’s segments and is consistent with the reporting of other gaming companies.

The reconciliation of the Company’s income (loss) from operations per GAAP to adjusted EBITDA, as well as the Company’s net income (loss) per GAAP to adjusted EBITDA, for the three and nine months ended September 30, 2013 and 2012 was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Net income	$41,317	$46,446	$94,408	$191,732
Taxes on income	29,132	31,338	110,466	124,491
Other	436	1,954	(2,630)	1,483
Gain from unconsolidated affiliates	(2,296)	(807)	(7,838)	(3,546)
Interest income	(369)	(218)	(974)	(683)
Interest expense	25,060	19,953	80,044	55,819
Income from operations	$93,280	$98,666	$273,476	$369,296
Loss (gain) on disposal of assets	157	(169)	2,833	(1,206)
Insurance deductible charges, net of recoveries	—	—	2,500	(7,229)
Impairment losses	—	—	71,846	—
Charge for stock compensation	6,369	6,888	18,070	22,195
Depreciation and amortization	79,968	62,399	237,654	172,527
Gain from unconsolidated affiliates	2,296	807	7,838	3,546
Adjusted EBITDA	$182,070	$168,591	$614,217	$559,129

The reconciliations of each segment’s income (loss) from operations to adjusted EBITDA for the three and nine months ended September 30, 2013 and 2012 were as follows (in thousands):

Three months ended September 30, 2013	Midwest	East/West	Southern Plains	Other	Total
Income (loss) from operations	$48,349	$59,416	$19,975	$(34,460)	$93,280
Charge for stock compensation	—	—	—	6,369	6,369
Depreciation and amortization	32,352	18,813	24,760	4,043	79,968
Loss (gain) on disposal of assets	34	—	129	(6)	157
Gain (loss) from unconsolidated affiliates	—	—	2,599	(303)	2,296
Adjusted EBITDA	$80,735	$78,229	$47,463	$(24,357)	$182,070

Three months ended September 30, 2012	Midwest	East/West	Southern Plains	Other	Total
Income (loss) from operations	$55,088	$68,078	$26,496	$(50,996)	$98,666
Charge for stock compensation	—	—	—	6,888	6,888
Depreciation and amortization	24,791	22,430	11,028	4,150	62,399
(Gain) loss on disposal of assets	(28)	(138)	(11)	8	(169)
Gain (loss) from unconsolidated affiliates	—	—	1,036	(229)	807
Adjusted EBITDA	$79,851	$90,370	$38,549	$(40,179)	$168,591

Nine months ended September 30, 2013	Midwest	East/West	Southern Plains	Other	Total
Income (loss) from operations	$165,214	$204,478	$9,419	$(105,635)	$273,476
Charge for stock compensation	—	—	—	18,070	18,070
Impairment losses	—	—	71,846	—	71,846
Insurance deductible charges	—	—	2,500	—	2,500
Depreciation and amortization	97,182	58,938	69,304	12,230	237,654
Loss (gain) on disposal of assets	306	2,470	372	(315)	2,833
Gain (loss) from unconsolidated affiliates	—	—	8,383	(545)	7,838
Adjusted EBITDA	$262,702	$265,886	$161,824	$(76,195)	$614,217

Nine months ended September 30, 2012	Midwest	East/West	Southern Plains	Other	Total
Income (loss) from operations	$148,509	$228,700	$108,739	$(116,652)	$369,296
Charge for stock compensation	—	—	—	22,195	22,195
Insurance recoveries, net of deductible charges	—	—	(7,229)	—	(7,229)
Depreciation and amortization	61,989	66,455	33,627	10,456	172,527
(Gain) loss on disposal of assets	(812)	(395)	(3)	4	(1,206)
Gain (loss) from unconsolidated affiliates	—	—	3,991	(445)	3,546
Adjusted EBITDA	$209,686	$294,760	$139,125	$(84,442)	$559,129

Adjusted EBITDA for our Midwest segment increased by $0.9 million, or 1.1%, for the three months ended September 30, 2013, as compared to the three months ended September 30, 2012, primarily due to the opening of Hollywood Casino Columbus on October 8, 2012, which was partially offset by a decline in adjusted EBITDA at Hollywood Casino Lawrenceburg due to new competition discussed further below, and to a lesser extent at Hollywood Casino Toledo primarily due to new competition as well as higher attendance in the first few months following the May 29, 2012 opening, and at Hollywood Casino Joliet and Hollywood Casino Aurora primarily due to regional economic factors. Additionally, results for the three months ended September 30, 2012 included pre-opening costs of $7.1 million for Hollywood Casino Columbus.

Adjusted EBITDA for our Midwest segment increased by $53.0 million, or 25.3%, for the nine months ended September 30, 2013, as compared to the nine months ended September 30, 2012, primarily due to the openings of Hollywood Casino Toledo on May 29, 2012 and Hollywood Casino Columbus on October 8, 2012, which were partially offset by a decline in adjusted EBITDA at Hollywood Casino Lawrenceburg due to new competition discussed further below and to a lesser extent at Hollywood Casino Joliet and Hollywood Casino Aurora primarily due to regional economic factors. Additionally, results for the nine months ended September 30, 2012 included pre-opening costs of $19.8 million for both Hollywood Casino Columbus and Hollywood Casino Toledo.

Adjusted EBITDA for our East/West segment decreased by $12.1 million, or 13.4%, and $28.9 million, or 9.8%, for the three and nine months ended September 30, 2013, respectively, as compared to the three and nine months ended September 30, 2012, primarily due to a decline in adjusted EBITDA at Hollywood Casino at Charles Town Races due to increased competition discussed further below. Adjusted EBITDA for our East/West segment also included a termination charge associated with the Spin-Off of $3.8 million incurred in the third quarter of 2013.

Adjusted EBITDA for our Southern Plains segment increased by $8.9 million, or 23.1%, and $22.7 million, or 16.3%, for the three and nine months ended September 30, 2013, respectively, as compared to the three and nine months ended September 30, 2012, primarily due to the acquisition of Harrah’s St. Louis on November 2, 2012, which was partially offset by reduced earnings at Hollywood Casino Baton Rouge due to increased competition discussed further below. Additionally, adjusted EBITDA for the nine months ended September 30, 2013, as compared to the nine months ended September 30, 2012, was impacted by decreased adjusted EBITDA at Argosy Casino Riverside primarily due to the continued impact of the opening of our Hollywood Casino at Kansas Speedway joint venture in February 2012.

Adjusted EBITDA for Other improved by $15.8 million, or 39.4%, and $8.2 million, or 9.8%, for the three and nine months ended September 30, 2013, respectively, as compared to the three and nine months ended September 30, 2012, primarily due to lobbying costs of $19.2 million for the three months ended September 30, 2012 related to our efforts in Maryland, which was partially offset by higher legal, consulting and other fees related to the pursuit of potential opportunities, including the Spin-Off transaction, for the three and nine months ended September 30, 2013 as compared to the corresponding period in the prior year.

Revenues

Revenues for the three and nine months ended September 30, 2013 and 2012 were as follows (in thousands):

Three Months Ended September 30,	2013	2012	Variance	Percentage Variance
Gaming	$641,777	$633,836	$7,941	1.3%
Food, beverage and other	112,687	103,735	8,952	8.6%
Management service fee	3,685	4,347	(662)	(15.2)%
Revenues	758,149	741,918	16,231	2.2%
Less promotional allowances	(43,714)	(34,874)	(8,840)	(25.3)%
Net revenues	$714,435	$707,044	$7,391	1.0%

				Percentage
Nine Months Ended September 30,	2013	2012	Variance	Variance
Gaming	$2,039,531	$1,924,759	$114,772	6.0%
Food, beverage and other	355,591	326,598	28,993	8.9%
Management service fee	10,399	11,404	(1,005)	(8.8)%
Revenues	2,405,521	2,262,761	142,760	6.3%
Less promotional allowances	(131,469)	(107,107)	(24,362)	(22.7)%
Net revenues	$2,274,052	$2,155,654	$118,398	5.5%

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

Gaming revenue

Gaming revenue increased by $7.9 million, or 1.3%, and $114.8 million, or 6.0%, for the three and nine months ended September 30, 2013, respectively, as compared to the three and nine months ended September 30, 2012, primarily due to the variances explained below.

Gaming revenue for our Midwest segment decreased by $2.2 million, or 1.0%, for the three months ended September 30, 2013, as compared to the three months ended September 30, 2012, primarily due to a reduction in gaming revenue for Hollywood Casino Lawrenceburg of $35.0 million primarily due to new competition, namely a new casino that opened on March 4, 2013 in Cincinnati, Ohio and to a lesser extent the opening of our own Columbus casino and a new racino in Columbus, Ohio that opened on June 1, 2012, as well as decreased gaming revenue at Hollywood Casino Toledo of $7.1 million primarily due to new competition as well as higher attendance in the first few months following the 2012 opening, and decreased gaming revenue at Hollywood Casino Joliet and Hollywood Casino Aurora primarily due to regional economic factors. These decreases were partially offset by the opening of Hollywood Casino Columbus on October 8, 2012, which generated $50.1 million of gaming revenue for the three months ended September 30, 2013.

Gaming revenue for our Midwest segment increased by $109.3 million, or 17.6%, for the nine months ended September 30, 2013, as compared to the nine months ended September 30, 2012, primarily due to the opening of Hollywood Casino Columbus on October 8, 2012, which generated $159.3 million of gaming revenue for the nine months ended September 30, 2013, and the opening of Hollywood Casino Toledo on May 29, 2012, which had increased gaming revenue of $64.7 million for the nine months ended September 30, 2013, as compared to the corresponding period in the prior year, which were partially offset by a reduction in gaming revenue for Hollywood Casino Lawrenceburg of $96.2 million due to the above mentioned new competition and to a lesser extent decreased gaming revenue at Hollywood Casino Joliet and Hollywood Casino Aurora primarily due to regional economic factors.

Gaming revenue for our Southern Plains segment increased by $37.5 million, or 31.5%, and $106.5 million, or 27.6%, for the three and nine months ended September 30, 2013, respectively, as compared to the three and nine months ended September 30, 2012, primarily due to the acquisition of Harrah’s St. Louis facility on November 2, 2012, which generated $51.0 million and $156.5 million of gaming revenue for the three and nine months ended September 30, 2013, respectively, which was partially offset by decreased gaming revenue at Hollywood Casino Baton Rouge primarily due to the opening of a new riverboat casino and hotel in Baton Rouge,

Louisiana on September 1, 2012 as well as decreased gaming revenue at Argosy Casino Riverside primarily due to the continued impact of the opening of our Hollywood Casino at Kansas Speedway joint venture in February 2012.

Gaming revenue for our East/West segment decreased by $25.9 million, or 9.1%, for the three months ended September 30, 2013, as compared to the three months ended September 30, 2012, primarily due to decreased gaming revenue at Hollywood Casino at Charles Town Races for $20.2 million primarily due to the continued impact from the opening of a casino complex at the Arundel Mills mall in Maryland in 2012 and decreased gaming revenue at Hollywood Casino at Penn National Race Course primarily due to new competition and regional economic conditions, both of which were partially offset by increased gaming revenue at Hollywood Casino Perryville of $2.4 million primarily due to the introduction of table games in March 2013.

Gaming revenue for our East/West segment decreased by $99.1 million, or 10.8%, for the nine months ended September 30, 2013, as compared to the nine months ended September 30, 2012, primarily due to decreased gaming revenue at Hollywood Casino at Charles Town Races and Hollywood Casino Perryville for $66.4 million and $14.2 million, respectively, primarily due to the opening of a casino complex at the Arundel Mills mall in Maryland in 2012, as well as decreased gaming revenue at Hollywood Casino at Penn National Race Course primarily due to new competition and regional economic conditions. Additionally, these casinos experienced a more severe winter in the first quarter of 2013 compared to the prior year.

Food, beverage and other revenue

Food, beverage and other revenue increased by $9.0 million, or 8.6%, and $29.0 million, or 8.9%, for the three and nine months ended September 30, 2013, respectively, as compared to the three and nine months ended September 30, 2012, primarily due to the variances explained below.

Food, beverage and other revenue for our Southern Plains segment increased by $9.4 million, or 42.7%, and $26.5 million, or 38.4%, for the three and nine months ended September 30, 2013, respectively, as compared to the three and nine months ended September 30, 2012, primarily due to the acquisition of Harrah’s St. Louis facility on November 2, 2012, which contributed $9.9 million and $30.2 million of food, beverage and other revenue for the three and nine months ended September 30, 2013, respectively.

Food, beverage and other revenue for our Midwest segment increased by $2.2 million, or 8.8%, and $17.7 million, or 25.5%, for the three and nine months ended September 30, 2013, respectively, as compared to the three and nine months ended September 30, 2012, primarily due to the opening of Hollywood Casino Columbus on October 8, 2012, which generated $5.5 million and $17.8 million of food, beverage and other revenue for the three and nine months ended September 30, 2013, respectively, which was partially offset by a reduction in food, beverage and other revenue for Hollywood Casino Lawrenceburg due to previously mentioned new competition. In addition, food, beverage and other revenue for the nine months ended September 30, 2013, as compared to the corresponding period in the prior year, was impacted by the opening of Hollywood Casino Toledo on May 29, 2012, which had increased food, beverage and other revenue of $6.4 million for the nine months ended September 30, 2013, as compared to the corresponding period in the prior year.

Food, beverage and other revenue for our East/West segment decreased by $17.5 million, or 10.5%, for the nine months ended September 30, 2013, as compared to the nine months ended September 30, 2012, primarily due to decreased food, beverage and other revenue at the M Resort due to the sale of an on-site gas station in April 2012.

Promotional allowances

The retail value of accommodations, food and beverage, and other services furnished to guests without charge is included in gross revenues and then deducted as “promotional allowances.”  Our promotional allowance levels are determined based on various factors such as our marketing plans, competitive factors, economic conditions, and regulations.

Promotional allowances increased by $8.8 million, or 25.3%, and $24.4 million, or 22.7%, for the three and nine months ended September 30, 2013, respectively, as compared to the three and nine months ended September 30, 2012, primarily due to the acquisition of Harrah’s St. Louis facility on November 2, 2012 in our Southern Plains segment, as well as to a lesser extent the openings of Hollywood Casino Toledo on May 29, 2012 and Hollywood Casino Columbus on October 8, 2012 in our Midwest segment.

Operating Expenses

Operating expenses for the three and nine months ended September 30, 2013 and 2012 were as follows (in thousands):

Three Months Ended September 30,	2013	2012	Variance	Percentage Variance
Gaming	$325,576	$327,489	$(1,913)	(0.6)%
Food, beverage and other	84,471	80,875	3,596	4.4%
General and administrative	131,140	137,615	(6,475)	(4.7)%
Depreciation and amortization	79,968	62,399	17,569	28.2%
Total operating expenses	$621,155	$608,378	$12,777	2.1%

				Percentage
Nine Months Ended September 30,	2013	2012	Variance	Variance
Gaming	$1,029,483	$998,533	$30,950	3.1%
Food, beverage and other	263,646	253,664	9,982	3.9%
General and administrative	395,447	368,863	26,584	7.2%
Depreciation and amortization	237,654	172,527	65,127	37.7%
Impairment losses	71,846	—	71,846	100.0%
Insurance deductible charges, net of recoveries	2,500	(7,229)	9,729	134.6%
Total operating expenses	$2,000,576	$1,786,358	$214,218	12.0%

Gaming expense

Gaming expense decreased by $1.9 million, or 0.6%, and increased by $31.0 million, or 3.1%, for the three and nine months ended September 30, 2013, respectively, as compared to the three and nine months ended September 30, 2012, primarily due to the variances explained below.

Gaming expense for our Southern Plains segment increased by $17.3 million, or 37.9%, and $51.8 million, or 35.8%, for the three and nine months ended September 30, 2013, respectively, as compared to the three and nine months ended September 30, 2012, primarily due to the acquisition of Harrah’s St. Louis facility on November 2, 2012, which was partially offset by an overall decrease in gaming taxes resulting from decreased taxable gaming revenue mentioned above for Hollywood Casino Baton Rouge and Argosy Casino Riverside, as well as to a lesser extent decreased payroll and marketing costs at these properties due to realignment of costs associated with lower business demand.

Gaming expense for our Midwest segment decreased by $3.6 million, or 3.1%, for the three months ended September 30, 2013, as compared to the three months ended September 30, 2012, primarily due to an overall decrease in gaming taxes resulting from decreased taxable gaming revenue mentioned above for Hollywood Casino Lawrenceburg, and to a lesser extent Hollywood Casino Toledo and Hollywood Casino Joliet, as well as decreased payroll and marketing costs at Hollywood Casino Lawrenceburg due to increased cost management efforts. These decreases were partially offset by the opening of Hollywood Casino Columbus on October 8, 2012.

Gaming expense for our Midwest segment increased by $44.2 million, or 13.8%, for the nine months ended September 30, 2013, as compared to the nine months ended September 30, 2012, primarily due to the openings of Hollywood Casino Columbus on October 8, 2012 and Hollywood Casino Toledo on May 29, 2012. These increases were partially offset by an overall decrease in gaming taxes resulting from decreased taxable gaming revenue mentioned above for Hollywood Casino Lawrenceburg and Hollywood Casino Joliet, as well as to a lesser extent decreased payroll and marketing costs at Hollywood Casino Lawrenceburg due to increased cost management efforts.

Gaming expense for our East/West segment decreased by $15.0 million, or 9.2%, and $64.1 million, or 12.1%, for the three and nine months ended September 30, 2013, respectively, as compared to the three and nine months ended September 30, 2012, primarily due to an overall decrease in gaming taxes resulting from decreased taxable gaming revenue mentioned above at Hollywood Casino at Charles Town Races and Hollywood Casino at Penn National Race Course as well as decreased payroll costs at these properties due to increased cost management efforts.  Additionally, gaming expense decreased at Hollywood Casino Perryville for the nine months ended September 30, 2013, as compared to the corresponding period in the prior year, resulting from decreased taxable gaming revenue mentioned above.

Food, beverage and other expense

Food, beverage and other expense increased by $3.6 million, or 4.4%, and $10.0 million, or 3.9%, for the three and nine months ended September 30, 2013, respectively, as compared to the three and nine months ended September 30, 2012, primarily due to the variances explained below.

Food, beverage and other expense for our Southern Plains segment increased by $6.3 million, or 34.3%, and $16.6 million, or 29.1%, for the three and nine months ended September 30, 2013, respectively, as compared to the three and nine months ended September 30, 2012, primarily due to the acquisition of Harrah’s St. Louis facility on November 2, 2012.

Food, beverage and other expense for our Midwest segment was relatively flat and increased by $9.7 million, or 17.4%, for the three and nine months ended September 30, 2013, respectively, as compared to the three and nine months ended September 30, 2012, primarily due to the opening of Hollywood Casino Columbus on October 8, 2012, which was partially offset by decreased food, beverage and other expense at Hollywood Casino Lawrenceburg primarily due to lower food and beverage expense as well as decreased payroll costs due to increased cost management efforts. In addition, food, beverage and other expense for the nine months ended September 30, 2013, as compared to the corresponding period in the prior year, was impacted by the opening of Hollywood Casino Toledo on May 29, 2012.

Food, beverage and other expense for our East/West segment decreased by $15.6 million, or 12.6%, for the nine months ended September 30, 2013, as compared to the nine months ended September 30, 2012, primarily due to the sale of an on-site gas station in April 2012 at the M Resort.

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

General and administrative expenses decreased by $6.5 million, or 4.7%, and increased by $26.6 million, or 7.2%, for the three and nine months ended September 30, 2013, respectively, as compared to the three and nine months ended September 30, 2012, primarily due to the variances explained below.

General and administrative expenses for our Southern Plains segment increased by $9.5 million, or 35.3%, and $27.6 million, or 34.9%, for the three and nine months ended September 30, 2013, respectively, as compared to the three and nine months ended September 30, 2012, primarily due to the acquisition of Harrah’s St. Louis facility on November 2, 2012.

General and administrative expenses for our Midwest segment decreased by $1.1 million, or 3.3%, for the three months ended September 30, 2013, as compared to the three months ended September 30, 2012, primarily due to a favorable property tax settlement of $0.8 million in the third quarter of 2013 at Hollywood Casino Toledo as well as decreased payroll at Hollywood Casino Lawrenceburg due to increased cost management efforts, which were partially offset by the opening of Hollywood Casino Columbus on October 8, 2012, which had increased general and administrative expenses of $2.9 million for the three months ended September 30, 2013, as compared to the corresponding period in the prior year.

General and administrative expenses for our Midwest segment increased by $12.6 million, or 13.8%, for the nine months ended September 30, 2013, as compared to the nine months ended September 30, 2012, primarily due to the openings of Hollywood Casino Columbus on October 8, 2012 and Hollywood Casino Toledo on May 29, 2012, which had increased general and administrative expenses of $14.4 million and $3.7 million, respectively, for the nine months ended September 30, 2013, as compared to the corresponding period in the prior year. These increases were partially offset by decreased payroll at Hollywood Casino Lawrenceburg due to increased cost management efforts.

General and administrative expenses for Other decreased by $15.2 million, or 33.8%, and $10.1 million, or 9.7%, for the three and nine months ended September 30, 2013, respectively, as compared to the three and nine months ended September 30, 2012, primarily due to lobbying costs of $19.2 million related to our efforts in Maryland for the three months ended September 30, 2012, which was partially offset by higher legal, consulting and other fees related to the pursuit of potential opportunities, including the Spin-Off transaction, of $6.9 million and $13.7 million for the three and nine months ended September 30, 2013, respectively, as compared to the corresponding period in the prior year. General and administrative expenses for the nine months ended September 30, 2013, as compared to the nine months ended September 30, 2012, was also impacted by lower stock compensation of $4.1 million due to a lower number of equity grants awarded to employees in the current year compared to the prior year.

General and administrative expenses for our East/West segment stayed relatively consistent and decreased by $3.5 million, or 3.7%, for the three and nine months ended September 30, 2013, respectively, as compared to the three and nine months ended September 30, 2012, primarily due to decreased payroll for our East/West segment due to increased cost management efforts, partially offset by a termination charge associated with the Spin-Off of $3.8 million incurred in the third quarter of 2013.

Depreciation and amortization expense

Depreciation and amortization expense increased by $17.6 million, or 28.2%, and $65.1 million, or 37.7%, for the three and nine months ended September 30, 2013, respectively, as compared to the three and nine months ended September 30, 2012, primarily due to the variances explained below.

Depreciation and amortization expense for our Southern Plains segment increased by $13.7 million, or 124.5%, and $35.7 million, or 106.1%, for the three and nine months ended September 30, 2013, respectively, as compared to the three and nine months ended September 30, 2012, primarily due to the acquisition of Harrah’s St. Louis facility on November 2, 2012 which added $9.1 million and $26.5 million of depreciation expense for the three and nine months ended September 30, 2013, respectively.  Additionally, in April 2013, we began to amortize on a straight line basis through June 2014 our gaming license intangible asset at Argosy Casino Sioux City based on the IRGC awarding the gaming license to another gaming operator.  See Note 9 for further details.

Depreciation and amortization expense for our Midwest segment increased by $7.6 million, or 30.5%, and $35.2 million, or 56.8%, for the three and nine months ended September 30, 2013, respectively, as compared to the three and nine months ended September 30, 2012, primarily due to the opening of Hollywood Casino Columbus on October 8, 2012. In addition, depreciation and amortization expense for the nine months ended September 30, 2013, as compared to the corresponding period in the prior year, was impacted by the opening of Hollywood Casino Toledo on May 29, 2012.

Depreciation and amortization expense for our East/West segment decreased by $3.6 million, or 16.1%, and $7.5 million, or 11.3%, for the three and nine months ended September 30, 2013, respectively, as compared to the three and nine months ended September 30, 2012, primarily due to decreased depreciation expense at Hollywood Casino at Penn National Race Course primarily due to assets purchased when the casino was built that had a five year useful life being fully depreciated in February 2013.

Impairment losses

As a result of a new gaming license being awarded for the development of a new casino in Sioux City, Iowa to another applicant in April 2013, we recorded a pre-tax goodwill and other intangible asset impairment charge in our Southern Plains segment of $71.8 million ($70.5 million, net of taxes) for Argosy Casino Sioux City during the nine months ended September 30, 2013, as we determined that the fair value of our Sioux City reporting unit was less than our carrying amount based on our analysis of the estimated future expected cash flows we anticipate receiving from the operations of our Sioux City facility.

Insurance deductible charges, net of recoveries

Insurance deductible charges during the nine months ended September 30, 2013 were related to a pre-tax insurance loss of $2.5 million for the nine months ended September 30, 2013 for the tornado damage at Hollywood Casino St. Louis.

Insurance recoveries, net of deductible charges during the nine months ended September 30, 2012 were related to a pre-tax insurance gain of $7.2 million for the flood at Hollywood Casino Tunica.

Other income (expenses)

Other income (expenses) for the three and nine months ended September 30, 2013 and 2012 were as follows (in thousands):

Three Months Ended September 30,	2013	2012	Variance	Percentage Variance
Interest expense	$(25,060)	$(19,953)	$(5,107)	(25.6)%
Interest income	369	218	151	69.3%
Gain from unconsolidated affiliates	2,296	807	1,489	184.5%
Other	(436)	(1,954)	1,518	77.7%
Total other expenses	$(22,831)	$(20,882)	$(1,949)	(9.3)%

				Percentage
Nine Months Ended September 30,	2013	2012	Variance	Variance
Interest expense	$(80,044)	$(55,819)	$(24,225)	(43.4)%
Interest income	974	683	291	42.6%
Gain from unconsolidated affiliates	7,838	3,546	4,292	121.0%
Other	2,630	(1,483)	4,113	277.3%
Total other expenses	$(68,602)	$(53,073)	$(15,529)	(29.3)%

Interest expense

Interest expense increased by $5.1 million, or 25.6%, and $24.2 million, or 43.4%, for the three and nine months ended September 30, 2013, respectively, as compared to the three and nine months ended September 30, 2012, primarily due to the higher outstanding borrowings on our previous senior secured credit facility from 2012 and lower capitalized interest for the three and nine months ended September 30, 2013 as compared to the corresponding period in the prior year.

Gain from unconsolidated affiliates

Gain from unconsolidated affiliates increased by $1.5 million, or 184.5%, and $4.3 million, or 121.0%, for the three and nine months ended September 30, 2013, respectively, as compared to the three and nine months ended September 30, 2012, primarily due to increased earnings related to our joint venture in Kansas Entertainment primarily due to growth in its market share. The increase in gain from unconsolidated affiliates for the nine months ended September 30, 2013, compared to the corresponding period in the prior year, also included a favorable property tax settlement for Kansas Entertainment of $1.5 million in the second quarter of 2013.

Other

Other changed by $1.5 million, or 77.7%, and $4.1 million, or 277.3%, for the three and nine months ended September 30, 2013, respectively, as compared to the three and nine months ended September 30, 2012, primarily due to increased foreign currency translation gains for the three and nine months ended September 30, 2013, compared to the corresponding period in the prior year. Additionally, the change in other for the nine months ended September 30, 2013, compared to the corresponding period in the prior year, included a gain on redemption of corporate debt securities of $1.3 million in the second quarter of 2013.

Taxes

Our effective tax rate (income taxes as a percentage of income from operations before income taxes) increased to 41.4% for the three months ended September 30, 2013, as compared to 40.3% for the three months ended September 30, 2012, primarily due to the deferred tax write-off of $3.8 million related to the sale of Bullwhackers partially offset by reversals of previously recorded tax reserves and interest on uncertain tax positions where the statute of limitations has expired.  Our effective tax rate increased to 53.9% for the nine months ended September 30, 2013, as compared to 39.4% for the nine months ended September 30, 2012, primarily due to the non-deductible portion of our goodwill impairment charge related to Argosy Casino Sioux City and a deferred tax write-off of $3.8 million related to the sale of Bullwhackers, partially offset by reversals of previously recorded tax reserves and interest on uncertain tax positions where the statute of limitations has expired.

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

Net cash provided by operating activities totaled $428.0 million and $337.8 million for the nine months ended September 30, 2013 and 2012, respectively.  The increase in net cash provided by operating activities of $90.2 million for the nine months ended September 30, 2013 compared to the corresponding period in the prior year comprised primarily of decreased income tax payments of $128.1 million, an increase in cash receipts from customers of $127.4 million, and receipt of cash from earnings of our joint venture in Kansas for $8.5 million, all of which were partially offset by an increase in cash paid to suppliers and vendors of $109.5 million, cash paid to employees of $38.7 million, and interest payments of $25.1 million. The increase in cash receipts collected from our customers and the increase in higher cash payments for operating expenses and to employees for the nine months ended September 30, 2013 compared to the prior year was primarily due to the previously discussed openings of Hollywood Casino Toledo in late May 2012 and Hollywood Casino Columbus in early October 2012 and the acquisition of Harrah’s St. Louis facility on November 2, 2012, partially offset by the impact of new competition on our operations for various properties. The increase in higher cash payments for operating expenses was offset by $19.2 million of lobbying expenses for the nine months ended September 30, 2012 incurred for our efforts in Maryland. The decrease in income tax payments for the nine months ended September 30, 2013 compared to the prior year was primarily due to a significant federal income tax overpayment from 2012 that was utilized in the calculation of the 2013 estimated payments. The increase in interest payments for the nine months ended September 30, 2013 compared to the prior year was primarily due to higher outstanding borrowings on our previous senior secured credit facility from 2012.

Net cash used in investing activities totaled $119.2 million and $490.6 million for the nine months ended September 30, 2013 and 2012, respectively. Net cash used in investing activities for the nine months ended September 30, 2013 included expenditures for property and equipment, net of reimbursements totaling $159.1 million, acquisition of businesses and gaming licenses, net of cash acquired of $0.6 million, and investment in joint ventures of $0.5 million, all of which were partially offset by a decrease in cash in escrow of $26.0 million, proceeds from investment in corporate debt securities of $6.7 million, proceeds from the sale of our Bullwhackers property on July 1, 2013 of $5.0 million, and proceeds from the sale of property and equipment totaling $3.3 million. The decrease in net cash used in investing activities of $371.4 million for the nine months ended September 30, 2013 compared to the corresponding period in the prior year was primarily due to decreased expenditures for property and equipment of $205.9 million primarily due to the opening of our two new facilities in Ohio in 2012, partially offset by increased expenditures for the rebranding of our St. Louis facility in 2013, as well as decreased funding provided to our joint venture in Kansas and gaming license payments of $105.0 million in 2012 openings of Hollywood Casino Toledo and Hollywood Casino Columbus.

Net cash (used in) provided by financing activities totaled ($301.3) million and $131.9 million for the nine months ended September 30, 2013 and 2012, respectively. The increase in net cash used in financing activities of $433.2 million for the nine months ended September 30, 2013 compared to the corresponding period in the prior year was primarily due to higher net repayments to our previous senior secured credit facility and the repurchase of preferred stock for $22.3 million, both of which were offset by increased insurance financing and proceeds from the exercise of options.

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

The following table summarizes our expected capital project expenditures by segment for the fiscal year ending December 31, 2013, and actual expenditures for the nine months ended September 30, 2013 (excluding licensing fees and net of reimbursements). The table below should not be utilized to predict future expected capital project expenditures subsequent to 2013.

Property	Expected for Year Ending December 31, 2013	Expenditures for Nine Months Ended September 30, 2013	Balance to Expend in 2013
	(in millions)

Midwest	$111.6	$65.3	$46.3
East/West	8.1	1.7	6.4
Southern Plains	43.5	30.1	13.4
Other	1.3	(0.1)	1.4
Total	$164.5	$97.0	$67.5

In June 2012, we announced that we had filed applications with the Ohio Lottery Commission for Video Lottery Sales Agent Licenses for our Ohio racetracks, Raceway Park and Beulah Park, and with the Ohio State Racing Commission for permission to relocate the racetracks to Dayton and Austintown, respectively. On May 1, 2013, we received approval from the Ohio Racing Commission for our relocation plans.  Construction started in late May 2013 for the new Hollywood-themed facility in Austintown, with a $261 million budget, inclusive of a $75 million relocation fee and $50 million license fee, featuring a new thoroughbred racetrack and up to 1,000 video lottery terminals, as well as various restaurants, bars and other amenities. The new Austintown facility will be located on 184 acres in Austintown’s Centrepointe Business Park near the intersection of Interstate 80 and Ohio Route 46. For Dayton, construction started in late May 2013 for the new Hollywood-themed facility, with a $254 million budget, inclusive of a $75 million relocation fee and $50 million license fee, featuring a new standardbred racetrack and up to 1,500 video lottery terminals, as well as various restaurants, bars and other amenities. The Dayton facility will be located on 125 acres on the site of an abandoned Delphi Automotive plant near Wagner Ford and Needmore roads in North Dayton.  As of September 30, 2013, we have incurred cumulative costs of $18.9 million and $17.3 million for the Austintown facility and the Dayton facility, respectively. Additionally, as part of the Spin-Off, GLPI will be responsible for certain real estate related construction costs for the Austintown facility and the Dayton facility, which we estimate will total approximately $100.0 million and $88.8 million, respectively.

During the nine months ended September 30, 2013, we spent approximately $62.1 million for capital maintenance expenditures, with $18.4 million at our Midwest segment, $18.8 million at our East/West segment, $20.4 million at our Southern Plains segment, and $4.5 million for Other. The majority of the capital maintenance expenditures were for slot machines and slot machine equipment.

Cash generated from operations and cash available under the revolving credit facility portion of our previous senior secured credit facility funded our capital project and capital maintenance expenditures in 2013 to date.

Debt

Our previous senior secured credit facility had a gross outstanding balance of $2,063.7 million at September 30, 2013, consisting of a $994.4 million Term Loan A facility and a $1,069.3 million Term Loan B facility. No balances were outstanding on the revolving credit facility at September 30, 2013.  Additionally, at September 30, 2013, we were contingently obligated under letters of credit issued pursuant to the previous senior secured credit facility with face amounts aggregating $22.8 million, resulting in $762.2 million of available borrowing capacity as of September 30, 2013 under the revolving credit facility. We made prepayments of $180.0 million against our Term Loan B facility during the nine months ended September 30, 2013.

See Note 15 for a discussion on the transactions that have occurred subsequent to September 30, 2013 related to our debt.

Covenants

Our previous senior secured credit facility and the indenture governing the 8 ¾% Notes required us, among other obligations, to maintain specified financial ratios and to satisfy certain financial tests, including fixed charge coverage, interest coverage, senior leverage and total leverage ratios. In addition, our previous senior secured credit facility and the indenture governing the 8 ¾% Notes restricted, among other things, our ability to incur additional indebtedness, incur guarantee obligations, amend debt instruments, pay dividends, create liens on assets, make investments, engage in mergers or consolidations, and otherwise restrict corporate activities.

At September 30, 2013, we were in compliance with all required covenants under our previous senior secured credit facility and 8 ¾% Notes.  As of October 30, 2013, the Company repaid the previous senior secured credit facility and satisfied and discharged the indenture governing the 8 ¾% Notes.

Outlook

The Spin-Off has had and will continue to have a material impact on our results of operations, capital structure and management. For a discussion of these impacts, see “Spin-Off of Real Estate Assets through a Real Estate Assets through a Real Estate Investment Trust” and “Item 1A — Risk Factors” of this report. Based on our current level of operations and anticipated earnings growth, we believe that cash generated from operations and cash on hand, together with amounts available under our new senior secured credit facility, will be adequate to meet our anticipated debt service requirements, capital expenditures and working capital needs for the foreseeable future. However, we cannot be certain that our business will generate sufficient cash flow from operations, that our anticipated earnings growth will be realized, or that future borrowings will be available under our new senior secured credit facility or otherwise will be available to enable us to service our indebtedness, including the new senior secured credit facility and the new 5.875% Notes (both of which we obtained subsequent to September 30, 2013), to retire or redeem the new 5.875% Notes when required or to make anticipated capital expenditures. In addition, we expect a majority of our future growth to come from acquisitions of gaming properties at reasonable valuations, greenfield projects, jurisdictional expansions and property expansion in under-penetrated markets. If we consummate significant acquisitions in the future or undertake any significant property expansions, our cash requirements may increase significantly and we may need to make additional borrowings or complete equity or debt financings to meet these requirements. Our future operating performance and our ability to service or refinance our debt will be subject to future economic conditions and to financial, business and other factors, many of which are beyond our control. See “Risk Factors—Risks Related to Our Capital Structure” in our Annual Report on Form 10-K for the year ended December 31, 2012 and section “Item 1A — Risk Factors” of this report for a discussion of the risk related to our capital structure.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The table below provides information at September 30, 2013 about our financial instruments that are sensitive to changes in interest rates. For debt obligations, the table presents notional amounts maturing during the period and the related weighted-average interest rates by maturity dates. Notional amounts are used to calculate the contractual payments to be exchanged by maturity date and the weighted-average interest rates are based on implied forward LIBOR rates at September 30, 2013.  See Note 15 for a discussion of events that occurred subsequent to September 30, 2013 related to the Company’s borrowings.

	10/01/13 - 09/30/14	10/01/14 - 09/30/15	10/01/15 - 09/30/16	10/01/16 - 09/30/17	10/01/17 - 09/30/18	Thereafter	Total	Fair Value 09/30/13
	(in thousands)
Long-term debt:
Fixed rate	$—	$—	$—	$—	$—	$325,000	$325,000	$355,875
Average interest rate						8.75%

Variable rate	$89,375	$110,000	$55,000	$740,000	$—	$1,069,300	$2,063,675	$2,062,392
Average interest rate (1)	3.18%	3.60%	3.95%	4.24%	0.00%	5.66%

(1)                                 Estimated rate, reflective of forward LIBOR plus the spread over LIBOR applicable to variable-rate borrowing.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Controls and Procedures

The Company’s management, under the supervision and with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of September 30, 2013, which is the end of the period covered by this Quarterly Report on Form 10-Q. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well-designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2013 to ensure that information required to be disclosed by the Company in reports we file or submit under the Exchange Act is (i) recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the United States Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to the Company’s management, including the Company’s principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

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

ITEM 1A — RISK FACTORS

Listed below are material changes to the risk factors described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

Risks Related to Our Business

We lease a substantial number of our properties and financial, operational, regulatory or other potential challenges of our lessor may adversely impair our operations.

We lease a substantial number of the properties that we operate and manage from GLPI under the Master Lease.  If GLPI has financial, operational, regulatory or other challenges there can be no assurance that GLPI will be able to comply with its obligations under its agreements with us.  Failure on the part of GLPI to fulfill its commitments could have a material adverse effect on our business, financial condition and results of operations.

We are required to pay a significant portion of our cash flows as rent under the Master Lease, which could adversely affect our ability to fund our operations and growth and limit our ability to react to competitive and economic changes.

We are required to pay more than half of our cash flow from operations to GLPI pursuant to and subject to the terms and conditions of the Master Lease.  As a result, our ability to fund our own operations, raise capital, make acquisitions and otherwise respond to competitive and economic changes may be adversely affected.  For example, our obligations under the Master Lease may:

•                  make it more difficult for us to satisfy our obligations with respect to our indebtedness and to obtain additional indebtedness;

•                  increase our vulnerability to general adverse economic and industry conditions or a downturn in our business;

•                  require us to dedicate a substantial portion of our cash flow from operations to making rent payments, thereby reducing the availability of our cash flow to fund working capital, capital expenditures and other general corporate purposes;

•                  limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate; and

•                  restrict our ability to make acquisitions, divestitures and engage in other significant transactions.

Any of the above listed factors could have a material adverse effect on our business, financial condition and results of operations.

Substantially all of our gaming and racing facilities are leased and could experience risks associated with leased property, including risks relating to lease termination, lease extensions, charges and our relationship with the lessor, which could have a material adverse effect on our business, financial position or results of operations.

We lease 19 of the gaming and racing facilities we operate pursuant to the Master Lease (including two properties under development in Dayton, Ohio and Mahoning Valley, Ohio). The Master Lease provides that the lessor may terminate the lease for a number of reasons, including, subject to applicable cure periods, the default in any payment of rent, taxes or other payment obligations or the breach of any other covenant or agreement in the lease. Termination of the Master Lease could result in a default under our debt agreements and could have a material adverse effect on our business, financial position or results of operations. Moreover, since as a lessee we do not completely control the land and improvements underlying our operations, GLPI as lessor could take certain actions to disrupt our rights in the facilities leased under the Master Lease which are beyond our control. If GLPI chose to disrupt our use either permanently or for a significant period of time, then the value of our assets could be impaired and our business and operations could be adversely affected. There can also be no assurance that we will be able to comply with our obligations under the Master Lease in the future.

The Master Lease is commonly known as a triple-net lease. Accordingly, in addition to rent, we are required to pay the following, among other things: (1) all facility maintenance, (2) all insurance required in connection with the leased properties and the business conducted on the leased properties, (3) taxes levied on or with respect to the leased properties (other than taxes on the income of the lessor) and (4) all utilities and other services necessary or appropriate for the leased properties and the business conducted on the leased properties. We are responsible for incurring the costs described in the preceding sentence notwithstanding the fact that many of the benefits received in exchange for such costs shall in part accrue to GLPI as owner of the associated facilities.  In addition, if some of our leased facilities should prove to be unprofitable, we could remain obligated for lease payments and other obligations under the Master Lease even if we decided to withdraw from those locations. We could incur special charges relating to the closing of such facilities including lease termination costs, impairment charges and other special charges that would reduce our net income and could have a material adverse effect on our business, financial condition and results of operations.

We have two properties that each generates approximately 10% or more of our net revenues.

For the nine month period ended September 30, 2013, we had two facilities — one in Charles Town, West Virginia and one in Grantville, Pennsylvania — that each generated approximately 10% or more of our net revenues. Our ability to meet our operating and debt service requirements is dependent, in part, upon the continued success of these facilities. The operations at these facilities and any of our other facilities could be adversely affected by numerous factors, including those described in the “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 as well as more specifically those described below:

•                  risks related to local and regional economic and competitive conditions, such as a decline in the number of visitors to a facility, a downturn in the overall economy in the market, a decrease in consumer spending on gaming activities in the market or an increase in competition within and outside the state in which each property is located (for example, the effect on our Charles Town and, to a lesser extent, Grantville casinos due to the casino complex at the Arundel Mills mall in Anne Arundel, Maryland which opened on June 6, 2012 and added table games in the spring of 2013 and poker tables on August 28, 2013, and the expected opening of a casino in Baltimore, Maryland);

•                  changes in local and state governmental laws and regulations (including changes in laws and regulations affecting gaming operations and taxes) applicable to a facility;

•                  impeded access to a facility due to weather, road construction or closures of primary access routes;

•                  work stoppages, organizing drives and other labor problems as well as issues arising in connection with agreements with horsemen and pari-mutuel clerks; and

•                  the occurrence of floods and other natural disasters

We depend on our key personnel.

We are highly dependent on the services of our executive management team and other members of our senior management team, which has experienced turnover in connection with the Spin-Off, including the resignation of Peter M. Carlino from his position as our Chief Executive Officer, the resignation of William J. Clifford from his position as our Chief Financial Officer, and the resignation of Steven T Snyder from his position as Senior Vice President — Corporate Development. Our ability to attract and retain key personnel is affected by the competitiveness of our compensation packages and the other terms and conditions of employment, our continued ability to compete effectively against other gaming companies and our growth prospects. The loss of the services of any members of our senior management team could have a material adverse effect on our business, financial condition and results of operations.

It is unclear what impact our new business structure, which has no precedent within the gaming industry, will have on our key business relationships and our ability to compete with other gaming operators.

As of the Spin-Off, we are the first and only gaming operator that leases the majority of its properties from a single lessor under a master lease arrangement. As a result, it is difficult to predict whether and to what extent our relationship with GLPI, including any actual or perceived conflicts of interest on the part of our overlapping directors, will affect our relationships with suppliers, customers, regulators and our ability to compete with other gaming operators that are not subject to a master lease arrangement with a single lessor.

The availability and cost of financing could have an adverse effect on business.

We intend to finance some of our current and future expansion, development and renovation projects and acquisitions with cash flow from operations, borrowings under our new senior secured credit facility described below and equity or debt financings. In connection with the Spin-Off, we entered into approximately $1,550 million of new debt financing, which includes a five year revolving credit facility with a borrowing capacity of $500 million, a five year $500 million Term Loan A facility and a seven year $250 million Term Loan B facility under our new senior secured credit facility and $300 million of 5.875% Notes. In addition, following the Spin-Off, we are required by the Master Lease to, in the case of certain expansion projects, or may choose, in the case of other development projects, to provide GLPI the right to provide the financing needed for such purposes.  Depending on the state of the credit markets, if we are unable to finance our current or future projects, we could have to seek alternative financing, such as through selling assets, restructuring debt (including the new credit facilities), increasing our reliance on equity financing or seeking additional joint venture partners. Depending on credit market conditions, alternative sources of funds may not be sufficient to finance our expansion, development and/or renovation, or such other financing may not be available on acceptable terms, in a timely manner or at all. In addition, our existing indebtedness contains restrictions on our ability to incur additional indebtedness. If we are unable to secure additional financing, we could be forced to limit or suspend expansion, development and renovation projects and acquisitions, which may adversely affect our business, financial condition and results of operations.

Our gaming operations rely heavily on technology services and an uninterrupted supply of electrical power. Our security systems and all of our slot machines are controlled by computers and reliant on electrical power to operate.

Any unscheduled disruption in our technology services or interruption in the supply of electrical power result in an immediate, and possibly substantial, loss of revenues due to a shutdown of our gaming operations. Such interruptions may occur as a result of, for example, a failure of our information technology or related systems, catastrophic events or rolling blackouts. Our systems are also vulnerable to damage or interruption from earthquakes, floods, fires, telecommunication failures, terrorist attacks, computer viruses, computer denial-of-service attacks and similar events.

Risks Related to the Spin-Off

If the Spin-Off, together with certain related transactions, does not qualify as a transaction that is generally tax-free for U.S. federal income tax purposes, we could be subject to significant tax liabilities.

We have received an IRS Ruling from the IRS substantially to the effect that, among other things, the Spin-Off, together with certain related transactions, will qualify as a transaction that is generally tax-free for U.S. federal income tax purposes under Sections 355 and/or 368(a)(1)(D) of the Code. The IRS Ruling does not address certain requirements for tax-free treatment of the Spin-Off under Section 355, and we expect to receive from our tax advisors a tax opinion substantially to the effect that, with respect to such requirements on which the IRS will not rule, such requirements will be satisfied. The IRS Ruling, and the tax opinions that we expect to receive from our tax advisors, relied on and will rely on, among other things, certain representations, assumptions and undertakings, including those relating to the past and future conduct of GLPI’s business, and the IRS Ruling and the opinions would not be valid if such representations, assumptions and undertakings were incorrect in any material respect.

Notwithstanding the IRS Ruling and the tax opinions, the IRS could determine the Spin-Off should be treated as a taxable transaction for U.S. federal income tax purposes if it determines any of the representations, assumptions or undertakings that were included in the request for the IRS Ruling are false or have been violated or if it disagrees with the conclusions in the opinions that are not covered by the IRS Ruling.

If the Spin-Off fails to qualify for tax-free treatment, in general, we would be subject to tax as if we had sold the GLPI common stock in a taxable sale for its fair market value.

Under the tax matters agreement that GLPI entered into with us, GLPI generally is required to indemnify us against any tax resulting from the Spin-Off to the extent that such tax resulted from (1) an acquisition of all or a portion of the equity securities or assets of GLPI, whether by merger or otherwise, (2) other actions or failures to act by GLPI, or (3) any of GLPI’s representations or undertakings being incorrect or violated. GLPI’s indemnification obligations to Penn and its subsidiaries, officers and directors will not be limited by any maximum amount. If GLPI is required to indemnify Penn or such other persons under the circumstance set forth in the tax matters agreement, GLPI may be subject to substantial liabilities and there can be no assurance that GLPI will be able to satisfy such indemnification obligations.

Our historical financial information may not be a reliable indicator of future results.

The historical financial statements included in our previous SEC filings may not reflect what our business, financial position or results of operations will be in the future. In connection with the Spin-Off, significant changes have occurred in our cost structure, financing and business operations as a result of our operation as a stand-alone company separate from GLPI and our entering into transactions with GLPI (and its subsidiaries) that have not existed historically, including the Master Lease.

As a result of the Spin-Off, Peter M. Carlino, our Chairman, and David A. Handler, one of our directors, may have actual or potential conflicts of interest because of their positions at GLPI.

Peter M. Carlino serves as our Chairman and as the Chairman and Chief Executive Officer of GLPI. In addition, David A. Handler, one of our directors, is a director of GLPI. These overlapping positions could create, or appear to create, potential conflicts of interest when our or GLPI’s management and directors pursue the same corporate opportunities, such as greenfield development opportunities, or face decisions that could have different implications for us and GLPI. For example, potential conflicts of interest could arise in connection with the resolution of any dispute between us and GLPI (or its subsidiaries) regarding the terms of the agreements governing the separation and the relationship, such as pursuant to the Master Lease, thereafter between us and GLPI. Potential conflicts of interest could also arise if we and GLPI enter into any commercial arrangements with each other in the future.

The Spin-Off could give rise to disputes or other unfavorable effects, which could have a material adverse effect on our business, financial position or results of operations.

Disputes with third parties could arise out of the Spin-Off, and we could experience unfavorable reactions to the Spin-Off from employees, shareholders, lenders, ratings agencies, regulators or other interested parties. These disputes and reactions of third parties could lead to additional legal proceedings being instituted against us and those lawsuits could result in settlements or liability for damages which could have a material adverse effect on our business, financial position or results of operations. In addition, disputes between us and GLPI (and its subsidiaries) could arise in connection with any of the agreements that we entered into with GLPI in connection with the Spin-Off, including the Master Lease, a separation and distribution agreement (the “separation and distribution agreement”), a tax matters agreement, a transition services agreement or other agreements.

In connection with the Spin-Off, GLPI agreed to indemnify us for certain liabilities. However, there can be no assurance that these indemnities will be sufficient to insure us against the full amount of such liabilities, or that GLPI’s ability to satisfy its indemnification obligation will not be impaired in the future.

Pursuant to the separation and distribution agreement, GLPI has agreed to indemnify us for certain liabilities. However, third parties could seek to hold us responsible for any of the liabilities that GLPI will agree to retain, and there can be no assurance that GLPI will be able to fully satisfy its indemnification obligations. Moreover, even if we ultimately succeed in recovering from GLPI any amounts for which we are held liable, we may be temporarily required to bear these losses while seeking recovery from GLPI.

A court could deem the distribution in the Spin-Off to be a fraudulent conveyance and void the transaction or impose substantial liabilities upon us.

A court could deem the distribution of GLPI common shares or certain internal restructuring transactions undertaken by us in connection with the Spin-Off to be a fraudulent conveyance or transfer. Fraudulent conveyances or transfers are defined to include transfers made or obligations incurred with the actual intent to hinder, delay or defraud current or future creditors or transfers made or obligations incurred for less than reasonably equivalent value when the debtor was insolvent, or that rendered the debtor insolvent, inadequately capitalized or unable to pay its debts as they become due. In such circumstances, a court could void the transactions or impose substantial liabilities upon us, which could adversely affect our financial condition and our results of operations. Among other things, the court could require our shareholders to return to us some or all of the shares of our common stock issued in the distribution or require us to fund liabilities of other companies involved in the restructuring transactions for the benefit of creditors. Whether a transaction is a fraudulent conveyance or transfer will vary depending upon the laws of the applicable jurisdiction.

If we and GLPI are treated by the IRS as being under common control, both we and GLPI could experience adverse tax consequences.

If we and GLPI are treated by the IRS as being under common control, the IRS will be authorized to reallocate income and deductions between us and GLPI to reflect arm’s length terms. Were the IRS successfully to establish that rents paid by us to GLPI are excessive, (1) we would be denied a deduction for the excessive portion and (2) we would be subject to a penalty on the portion deemed excessive, each of which could have a material adverse effect on our business, financial position or results of operations. In addition, our shareholders would be deemed to have received a distribution that was then contributed to the capital of GLPI.

Risks Related to our Capital Structure

Our substantial indebtedness could adversely affect our financial health and prevent us from fulfilling our obligations under our outstanding indebtedness.

We incurred a substantial amount of indebtedness in connection with the Spin-Off.  Our substantial indebtedness could have important consequences to our financial health. For example, it could:

•                  make it more difficult for us to satisfy our obligations with respect to our indebtedness;

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

•                  limit, along with the financial and other restrictive covenants in our indebtedness, among other things, our ability to borrow additional funds; and

•                  result in an event of default if we fail to satisfy our obligations under our indebtedness or fail to comply with the financial and other restrictive covenants contained in our debt instruments, which event of default could result in all of our debt becoming immediately due and payable and could permit certain of our lenders to foreclose on any of our assets securing such debt.

Any of the above listed factors could have a material adverse effect on our business, financial condition and results of operations. The terms of the debt incurred in connection with the Spin-Off do not, and any future debt may not, fully prohibit us from incurring additional debt, including debt related to facilities we develop or acquire. If new debt is added to our current debt levels, the related risks that we now face could intensify.

Our indebtedness imposes restrictive covenants on us that could limit our operations and lead to events of default if we do not comply with those covenants.

Our new senior secured credit facility requires us, among other obligations, to maintain specified financial ratios and to satisfy certain financial tests, including interest coverage, senior secured net leverage and total net leverage ratios. In addition, our new credit facility restricts, among other things, our ability to incur additional indebtedness, incur guarantee obligations, repay certain other indebtedness or amend debt instruments, pay dividends, create liens on our assets, make investments, make acquisitions, engage in mergers or consolidations, engage in certain transactions with subsidiaries and affiliates or otherwise restrict corporate activities.  In addition, the indenture governing the 5.875% Notes restricts, among other things, our ability to incur additional indebtedness (excluding certain indebtedness under our new credit facility), issue certain preferred stock, pay dividends or distributions on our capital stock or repurchase our capital stock, make certain investments, create liens on our assets to secure certain debt, enter into transactions with affiliates, merge or consolidate with another company, transfer and sell assets and designate our subsidiaries as unrestricted subsidiaries. A failure to comply with the restrictions contained in the documentation governing any of our indebtedness, termination of the Master Lease (subject to certain exceptions) or the occurrence of certain defaults under the Master Lease could lead to an event of default thereunder that could result in an acceleration of such indebtedness. Such an acceleration would likely constitute an event of default under our other indebtedness, which event of default could result in all of our debt becoming immediately due and payable and could permit certain of our lenders to foreclose on any of our assets securing such debt.

ITEM 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company did not repurchase any shares of common stock during the three months ended September 30, 2013.

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

101

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Balance Sheets at September 30, 2013 and December 31, 2012, (ii) the Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2013 and 2012, (iii) the Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2013 and 2012, (iv) the Condensed Consolidated Statements of Changes in Shareholders’ Equity for the nine months ended September 30, 2013 and 2012, (v) the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2013 and 2012 and (vi) the notes to the Condensed Consolidated Financial Statements, tagged as blocks of text.

*                                         Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PENN NATIONAL GAMING, INC.

November 8, 2013	By:	/s/ Desiree A. Burke
Desiree A. Burke
Vice President and Chief Accounting Officer
(Principal Financial and Accounting Officer)

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

101

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Balance Sheets at September 30, 2013 and December 31, 2012, (ii) the Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2013 and 2012, (iii) the Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2013 and 2012, (iv) the Condensed Consolidated Statements of Changes in Shareholders’ Equity for the nine months ended September 30, 2013 and 2012, (v) the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2013 and 2012 and (vi) the notes to the Condensed Consolidated Financial Statements, tagged as blocks of text.

*                                         Filed herewith.