Form 10-K
period 2013-12-31
PENN NATIONAL GAMING INC
filed 2014-02-27
CIK 921738

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
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
Common Stock, par value $.01 per share
Series C Preferred Stock, par value $.01 per share
(Title of Class)

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

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

          As of June 30, 2013 (the last business day of the registrant's most recently completed second fiscal quarter), the aggregate market value of the voting common stock held by non-affiliates of the registrant was approximately $3.6 billion. Such aggregate market value was computed by reference to the closing price of the common stock as reported on the NASDAQ Global Select Market on June 30, 2013. For purposes of making this calculation only, the registrant has defined affiliates as including all directors, executive officers and beneficial owners of more than ten percent of the common stock of the Company.

          The number of shares of the registrant's common stock outstanding as of February 21, 2014 was 78,121,574.

DOCUMENTS INCORPORATED BY REFERENCE

          Portions of the registrant's definitive proxy statement for its 2014 annual meeting of shareholders are incorporated by reference into Part III.

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

  •
  our expectations for our operating properties or our development projects;

  •
  the timing, cost and expected impact of planned capital expenditures on our results of operations;

  •
  the impact of our geographic diversification and competition;

  •
  our expectations with regard to further acquisitions and development opportunities, as well as the integration of any companies we have acquired or may acquire;

  •
  our expectations regarding the effect of the spin-off of Gaming and Leisure Properties, Inc. on our business and operations;

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

        Although Penn National Gaming, Inc. ("Penn") and its subsidiaries (together with Penn, collectively, the "Company") believe that the expectations reflected in such forward-looking statements are reasonable, they are inherently subject to risks, uncertainties and assumptions about our subsidiaries and us, and accordingly, our forward-looking statements are qualified in their entirety by reference to the factors described below and in the information incorporated by reference herein. Important factors that could cause actual results to differ materially from the forward-looking statements include, without limitation, risks related to the following:

  •
  our ability to obtain timely regulatory approvals required to own, develop and/or operate our facilities, or other delays or impediments to completing our planned acquisitions or projects, including favorable resolution of any related litigation, including the ongoing appeal by the Ohio Roundtable addressing the legality of video lottery terminals in Ohio and litigation against the Ohio Racing Commission concerning opposition to relocating Penn's Toledo racetrack to the Dayton area;

  •
  our ability to secure federal, state and local permits and approvals necessary for construction;

  •
  construction factors, including delays, unexpected remediation costs, local opposition, organized labor, and increased cost of labor and materials;

ii

  •
  our ability to reach agreements with the thoroughbred and harness horseman in Ohio in connection with the proposed relocations and to otherwise maintain agreements with our horseman, pari-mutuel clerks and other organized labor groups;

  •
  with respect to the proposed Jamul project near San Diego, California, particular risks associated with financing a project of this type, sovereign immunity, local opposition (including several pending lawsuits), and building a complex project on a relatively small parcel;

  •
  the passage of state, federal or local legislation (including referenda) that would expand, restrict, further tax, prevent or negatively impact operations in or adjacent to the jurisdictions in which we do or seek to do business (such as a smoking ban at any of our facilities);

  •
  with respect to our proposed Massachusetts project, the approval of our project and the ultimate location of the various other gaming facilities in the state and the ongoing efforts to repeal the enabling legislation;

  •
  the effects of local and national economic, credit, capital market, housing, and energy conditions on the economy in general and on the gaming and lodging industries in particular;

  •
  the activities of our competitors and the rapid emergence of new competitors (traditional, internet and sweepstakes based and taverns);

  •
  increases in the effective rate of taxation at any of our properties or at the corporate level;

  •
  our ability to identify attractive acquisition and development opportunities and to agree to terms with partners/municipalities for such transactions;

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

iii

PART I

ITEM 1.    BUSINESS

Overview

        We are a leading, diversified, multi-jurisdictional owner and manager of gaming and pari-mutuel properties. The Company was incorporated in Pennsylvania in 1982 as PNRC Corp. and adopted its current name in 1994, when the Company became a publicly traded company. In 1997, we began our transition from a pari-mutuel company to a diversified gaming company with the acquisition of the Charles Town property and the introduction of video lottery terminals in West Virginia. Since 1997, we have continued to expand our gaming operations through strategic acquisitions, greenfield projects, and property expansions. We, along with our joint venture partner, opened Hollywood Casino at Kansas Speedway on February 3, 2012 and in Ohio, we opened our Hollywood Casino Toledo facility on May 29, 2012 and our Hollywood Casino Columbus facility on October 8, 2012. In addition, on November 2, 2012, we acquired Harrah's St. Louis facility, which has been rebranded as Hollywood Casino St. Louis. We are in the process of constructing two facilities in Dayton and Austintown, Ohio that will feature approximately 1,000 and 850 video lottery terminals, respectively, as well as various restaurants, bars, and other amenities. We expect to open these facilities in the second half of 2014.

        We believe that our portfolio of assets provides us with a geographically diversified cash flow from operations. We continue to expand our gaming operations through the implementation and execution of a disciplined capital expenditure program at our existing properties, the pursuit of strategic acquisitions and the development of new gaming properties, particularly in attractive regional markets. Current capital projects are ongoing at several of our properties.

        In this Annual Report on Form 10-K, the terms "we," "us," "our," the "Company" and "Penn" refer to Penn National Gaming, Inc. and its subsidiaries, unless the context indicates otherwise.

Spin-Off of Real Estate Assets through a Real Estate Investment Trust

        On November 15, 2012, we announced that we intended to pursue a plan to separate the majority of our operating assets and real property assets into two publicly traded companies, including an operating entity, Penn and, through a tax-free spin-off of our real estate assets to holders of our common and preferred stock, a newly formed publicly traded entity that intends to qualify as a real estate investment trust ("REIT"), named Gaming and Leisure Properties, Inc. ("GLPI") (the "Spin-Off").

        On November 1, 2013, Penn effected the Spin-Off by distributing one share of common stock of GLPI to the holders of Penn common stock and Series C Convertible Preferred Stock ("Series C Preferred Stock") for every share of Penn common stock and every 1/1000th of a share of Series C Preferred Stock that they held at the close of business on October 16, 2013, the record date for the Spin-Off. Additionally, Peter M. Carlino and the PMC Delaware Dynasty Trust dated September 25, 2013, a trust for the benefit of Mr. Carlino's children, also received additional shares of GLPI common stock, in exchange for shares of Penn common stock that they transferred to Penn immediately prior to the Spin-Off, and Mr. Carlino exchanged certain options to acquire Penn common stock for options to acquire GLPI common stock having the same aggregate intrinsic value. Penn engaged in these exchanges with Mr. Carlino and his related trust to ensure that each member of the Carlino family beneficially owns 9.9% or less of the outstanding shares of Penn common stock following the Spin-Off, so that GLPI can qualify to be taxed as a REIT for United States ("U.S.") federal income tax purposes.

        In addition, the Company contributed to GLPI through a series of internal corporate restructurings substantially all of the assets and liabilities associated with Penn's real property interests and real estate development business, as well as the assets and liabilities of Hollywood Casino Baton Rouge and

Hollywood Casino Perryville, which are referred to as the "TRS Properties." As a result of the Spin-Off, GLPI owns substantially all of Penn's former real property assets and leases back most of those assets to Penn for use by its subsidiaries, under a "triple net" 15 year Master Lease agreement (the "Master Lease"), which includes four 5 year renewals, that are at Penn's option, and GLPI also owns and operates the TRS Properties through its Taxable REIT Subsidiaries ("TRS"). Penn continues to operate the leased gaming facilities, hold the associated gaming licenses and owns and operates other assets, including the Casino Rama casino management contract, the 50% joint venture interest in Hollywood Casino at Kansas Speedway, seven non-casino racetracks and gaming equipment. As a result of the Spin-Off, the Company's results for the year ended December 31, 2013 only include the TRS properties for the period January 1, 2013 through October 31, 2013.

        The Company received a private letter ruling from the Internal Revenue Service (the "IRS") relating to the tax treatment of the separation and the qualification of GLPI as a REIT. The private letter ruling is subject to certain qualifications and based on certain representations and statements made by the Company and certain of its shareholders. If such representations and statements are untrue or incomplete in any material respect (including as a result of a material change in the transaction or other relevant facts), the Company may not be able to rely on the private letter ruling. The Company has received opinions from outside counsel regarding certain aspects of the transaction that are not covered by the private letter ruling.

        Prior to the Spin-Off, we entered into a Separation and Distribution Agreement with GLPI setting forth the mechanics of the Spin-Off, certain organizational matters and other ongoing obligations of the Company and GLPI. The Company and GLPI or their respective subsidiaries, as applicable, also entered into a number of other agreements prior to the Spin-Off to provide a framework for the restructuring and for the relationships between GLPI and the Company.

        As a result of the Spin-Off, we lease back real property assets associated with 17 of our gaming and related facilities used in our operations from GLPI under the Master Lease. The rent structure under the Master Lease includes a fixed component, a portion of which is subject to an annual 2% escalator if certain rent coverage ratio thresholds are met, and a component that is based on the performance of the facilities, which is adjusted, subject to certain floors (i) every 5 years by an amount equal to 4% of the average change to net revenues of all facilities under the Master Lease (other than Hollywood Casino Columbus and Hollywood Casino Toledo) during the preceding five years, and (ii) monthly by an amount equal to 20% of the change in net revenues of Hollywood Casino Columbus and Hollywood Casino Toledo during the preceding month. In addition to rent, we are required to pay the following: (1) all facility maintenance, (2) all insurance required in connection with the leased properties and the business conducted on the leased properties, (3) taxes levied on or with respect to the leased properties (other than taxes on the income of the lessor) and (4) all utilities and other services necessary or appropriate for the leased properties and the business conducted on the leased properties.

        At our option, the Master Lease may be extended for up to four five-year renewal terms beyond the initial 15-year term, on the same terms and conditions. If we elect to renew the term of the Master Lease, the renewal will be effective as to all, but not less than all, of the leased property then subject to the Master Lease, provided that the final renewal option shall only be exercisable with respect to certain of the barge-based facilities—i.e., facilities where barges serve as foundations upon which buildings are constructed to serve as gaming or related facilities or serve ancillary purposes such as access platforms or shear barges to protect a gaming facility from floating debris—following an independent third party expert's review of the total useful life of the applicable barged-based facility measured from the beginning of the initial term. If the final five-year renewal term would not cause the aggregate term to exceed 80% of the useful life of such facility, the facility shall be included in the five-year renewal. In the event that a five-year renewal of such facility would cause it to exceed 80% of the estimated useful life, such facility shall be included in the renewal for the period of time equal to but not exceeding 80% of the estimated useful life.

        We do not have the ability to terminate our obligations under the Master Lease prior to its expiration without GLPI's consent. If the Master Lease is terminated prior to its expiration other than with GLPI's consent, we may be liable for damages and incur charges such as continued payment of rent through the end of the lease term and maintenance costs for the leased property.

Segments

        Our Chief Executive Officer, who is the Company's Chief Operating Decision Maker ("CODM") as that term is defined in Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 280, "Segment Reporting" ("ASC 280"), measures and assesses our business performance based on regional operations of various properties grouped together based primarily on their geographic locations. Therefore, we aggregate our properties into three reportable segments: (i) Midwest, (ii) East/West, and (iii) Southern Plains. See "Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Item 8—Financial Statements and Supplementary Data—Note 16—Segment Information."

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

        The East/West reportable segment consists of the following properties: Hollywood Casino at Charles Town Races, Hollywood Casino Bangor, Hollywood Casino at Penn National Race Course, Zia Park Casino, and the M Resort. It also includes Hollywood Casino Perryville, which, as part of the Spin-Off was contributed to GLPI on November 1, 2013.

        The Southern Plains reportable segment consists of the following properties: Argosy Casino Riverside, Argosy Casino Sioux City, Hollywood Casino Tunica, Hollywood Casino Bay St. Louis, Boomtown Biloxi, Hollywood Casino St. Louis (formerly Harrah's St. Louis which was acquired from Caesars Entertainment on November 2, 2012), and includes our 50% investment in Kansas Entertainment, LLC ("Kansas Entertainment"), which owns the Hollywood Casino at Kansas Speedway that opened on February 3, 2012. It also includes Hollywood Casino Baton Rouge, which, as part of the Spin-Off was contributed to GLPI on November 1, 2013.

        The Other category consists of our standalone racing operations, namely Beulah Park, Raceway Park, Rosecroft Raceway, Sanford-Orlando Kennel Club, and our joint venture interests in Sam Houston Race Park, Valley Race Park and Freehold Raceway. It also included our joint venture interest in the Maryland Jockey Club, which was sold in July 2011, and our Bullwhackers property which was sold on July 1, 2013. If we are successful in obtaining gaming operations at these locations, they would be assigned to one of our regional executives and reported in their respective reportable segment. The Other category also includes our corporate overhead operations, which does not meet the definition of an operating segment under ASC 280.

        In January 2014, we named Jay Snowden as our Chief Operating Officer and the Company decided in connection with this decision to re-align its reporting structure. Starting in 2014, our reportable segments will be: (i) East/Midwest, (ii) West, and (iii) Southern Plains. Specifically, Hollywood Casino at Charles Town Races, Hollywood Casino Bangor, and Hollywood Casino at Penn National Race Course (previously in our East/West segment) will become part of the East/Midwest segment, and Hollywood Casino Aurora, Hollywood Casino Joliet, and Argosy Casino Alton (previously in our Midwest segment) will become part of the Southern Plains segment. Our West segment will consist of Zia Park Casino and the M Resort, as well as the Jamul development project which we anticipate completing in early 2016. Once this re-alignment is completed, we will reclassify prior year amounts to conform to our new reporting structure in accordance with ASC 280.

Properties

        As of December 31, 2013, we owned, managed, or had ownership interests in twenty-six facilities in the following seventeen jurisdictions: Florida, Illinois, Indiana, Iowa, Kansas, Maine, Maryland, Mississippi, Missouri, Nevada, New Jersey, New Mexico, Ohio, Pennsylvania, Texas, West Virginia, and Ontario. On July 1, 2013, the Company sold its Bullwhackers property located in Colorado and no longer has any operations in that state. Additionally, as a result of the Spin-Off, Hollywood Casino Baton Rouge in Louisiana and Hollywood Casino Perryville in Maryland were contributed in their entirety to GLPI on November 1, 2013. The real estate of the leased properties described below was also contributed to GLPI; however, Penn continues to operate the leased gaming facilities.

        The following table summarizes certain features of the leased properties operated and managed by us as of December 31, 2013:

Leased Properties(1)

	Location	Type of Facility	Approx. Property Square Footage(2)	Gaming Machines	Table Games(3)	Hotel Rooms
Hollywood Casino at Charles Town Races	Charles Town, WV	Land-based gaming/Thoroughbred racing	511,249	3,189	98	153
Hollywood Casino Lawrenceburg	Lawrenceburg, IN	Dockside gaming	634,000	2,399	74	295
Hollywood Casino Toledo	Toledo, OH	Land-based gaming	285,335	2,045	60	—
Hollywood Casino Columbus	Columbus, OH	Land-based gaming	354,075	2,514	79	—
Hollywood Casino St. Louis	Maryland Heights, MO	Land-based gaming	645,270	2,122	59	502
Hollywood Casino at Penn National Race Course	Grantville, PA	Land-based gaming/Thoroughbred racing	451,758	2,456	53	—
M Resort	Henderson, NV	Land-based gaming	910,173	1,480	48	390
Argosy Casino Riverside	Riverside, MO	Dockside gaming	450,397	1,526	31	258
Hollywood Casino Bay St. Louis	Bay St. Louis, MS	Land-based gaming	425,920	1,149	20	291
Hollywood Casino Tunica	Tunica, MS	Dockside gaming	315,831	1,112	24	494
Hollywood Casino Aurora	Aurora, IL	Dockside gaming	222,189	1,157	21	—
Boomtown Biloxi	Biloxi, MS	Dockside gaming	134,800	999	16	—
Hollywood Casino Joliet	Joliet, IL	Dockside gaming	322,446	1,177	23	100
Hollywood Casino Bangor	Bangor, ME	Land-based gaming/Harness racing	257,085	900	12	152
Argosy Casino Alton(4)	Alton, IL	Dockside gaming	241,762	997	12	—
Argosy Casino Sioux City(4)	Sioux City, IA	Dockside gaming	73,046	705	16	—
Zia Park Casino	Hobbs, NM	Land-based gaming/Thoroughbred racing	109,067	750	—	—

Total			6,344,403	26,677	646	2,635

(1)
This chart does not include the two properties still under development in Dayton, OH and Mahoning Valley, OH.

(2)
Square footage includes conditioned space and excludes parking garages and barns.

(3)
Excludes poker tables.

(4)
Excludes the riverboats, which continue to be owned by Penn.

        The following table summarizes certain features of the other properties owned and operated, or managed, by us as of December 31, 2013:

Other Properties

	Location	Type of Facility	Approx. Property Square Footage(1)	Gaming Machines	Table Games(2)	Hotel Rooms
Owned Properties:
Hollywood Casino at Kansas Speedway(3)	Kansas City, KS	Land-based gaming	244,791	2,000	40	—
Beulah Park(4)	Grove City, OH	Thoroughbred racing	509,066	—	—	—
Freehold Raceway(5)	Freehold, NJ	Standardbred racing	132,865	—	—	—
Raceway Park(6)	Toledo, OH	Standardbred racing	58,000	—	—	—
Rosecroft Raceway	Oxon Hill, MD	Standardbred racing	183,950	—	—	—
Sanford-Orlando Kennel Club	Longwood, FL	Greyhound racing	58,940	—	—	—
Sam Houston Race Park(7)	Houston, TX	Thoroughbred racing	283,383	—	—	—
Valley Race Park(7)	Harlingen, TX	Greyhound racing	118,216	—	—	—
Managed Property:
Casino Rama(8)	Orillia, Ontario	Land-based gaming	864,047	2,439	105	289

Total			2,453,258	4,439	145	289

(1)
Square footage includes conditioned space and excludes parking garages and barns.

(2)
Excludes poker tables.

(3)
Pursuant to a joint venture with International Speedway Corporation ("International Speedway").

(4)
Operations for this property are being relocated to a new location in Austintown, Ohio. We transferred the real property associated with this development project to GLPI in connection with the Spin-Off and will continue development in cooperation with GLPI.

(5)
Pursuant to a joint venture with Greenwood Limited Jersey, Inc., a subsidiary of Greenwood Racing, Inc.

(6)
Operations for this property are being relocated to a new location in Dayton, Ohio. We transferred the real property associated with this development project to GLPI in connection with the Spin-Off and will continue development in cooperation with GLPI.

(7)
Pursuant to a joint venture with MAXXAM, Inc. ("MAXXAM").

(8)
Pursuant to a management contract.

        As mentioned above, we organize the properties we operate, manage and own, as applicable, into three segments, Midwest, East/West and Southern Plains. Below is a description of each of our properties by segment.

Midwest Properties

Hollywood Casino Lawrenceburg

        Hollywood Casino Lawrenceburg is located on the Ohio River in Lawrenceburg, Indiana, approximately 15 miles west of Cincinnati. The Hollywood-themed casino riverboat has 634,000 square feet of property square footage with 2,399 slot machines, 74 table games and 19 poker tables. Hollywood Casino Lawrenceburg also includes a 295-room hotel, as well as a restaurant, a bar, a nightclub, a sports bar, two cafes and meeting space.

        The City of Lawrenceburg is currently constructing a hotel near our Hollywood Casino Lawrenceburg property. By contractual agreement with the City of Lawrenceburg, this hotel will ultimately be operated by a subsidiary of the Company upon completion of construction. The new hotel is currently slated to include 168 rooms and approximately 18,000 square feet of multipurpose space. The City of Lawrenceburg anticipates an opening date in the second quarter of 2014.

Hollywood Casino Aurora

        Hollywood Casino Aurora, part of the Chicagoland market, is located in Aurora, Illinois, the second largest city in Illinois, approximately 35 miles west of Chicago. This single-level dockside casino provides 222,189 of property square footage with 1,157 slot machines, 21 gaming tables and 6 poker tables. The facility features a steakhouse with a private dining room, a VIP lounge for premium players, a casino bar with video poker, a buffet, and a deli. Hollywood Casino Aurora also has a surface parking lot, two parking garages with approximately 1,500 parking spaces, and a gift shop.

Hollywood Casino Joliet

        Hollywood Casino Joliet, part of the Chicagoland market, is located on the Des Plaines River in Joliet, Illinois, approximately 40 miles southwest of Chicago. This barge-based casino provides two levels with 1,177 slot machines, 23 table games and 4 poker tables. The land-based pavilion includes a steakhouse, a buffet, a deli, and a sports bar and entertainment lounge. The complex also includes a 100-room hotel, a 1,100 space parking garage, surface parking areas with approximately 1,500 spaces and an 80-space recreational vehicle park. In total, the facility includes 322,446 of property square footage.

Argosy Casino Alton

        Argosy Casino Alton is located on the Mississippi River in Alton, Illinois, approximately 20 miles northeast of downtown St. Louis. Argosy Casino Alton is a three-deck gaming facility featuring 241,762 of property square footage with 997 slot machines and 12 table games. Argosy Casino Alton includes an entertainment pavilion and features a 214-seat buffet, a restaurant, a deli and a 475-seat main showroom. The facility also includes surface parking areas with 1,341 spaces.

Hollywood Casino Toledo

        Hollywood Casino Toledo is located in Toledo, Ohio and opened on May 29, 2012. Hollywood Casino Toledo is a Hollywood-themed casino featuring 285,335 of property square footage with 2,045 slot machines, 60 table games and 20 poker tables. Hollywood Casino Toledo also includes multiple food and beverage outlets, an entertainment lounge, and structured and surface parking for approximately 3,300 spaces.

Hollywood Casino Columbus

        Hollywood Casino Columbus is located in Columbus, Ohio and opened on October 8, 2012. Hollywood Casino Columbus is a Hollywood-themed casino featuring 354,075 of property square footage with 2,514 slot machines, 79 table games and 30 poker tables. Hollywood Casino Columbus also includes multiple food and beverage outlets, an entertainment lounge, and structured and surface parking for 4,616 spaces.

Casino Rama

        Through CHC Casinos Canada Limited ("CHC Casinos"), our indirectly wholly-owned subsidiary, we manage Casino Rama, a full service gaming and entertainment facility, on behalf of the Ontario Lottery and Gaming Corporation ("OLGC"), an agency of the Province of Ontario. Casino Rama is located on the lands of the Rama First Nation, approximately 90 miles north of Toronto. The property has 864,047 of property square footage with 2,439 gaming machines, 105 table games and 12 poker tables. In addition, the property includes a 5,000-seat entertainment facility, a 289-room hotel and 3,642 surface parking spaces.

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

        In August 2012, the Casino Rama Agreement was extended on a month-to-month basis with a 60-day notice period and, unless extended, would expire on September 30, 2014. The OLGC has announced plans to explore bids for new operating contracts and privatization plans in Ontario. As a result, there can be no assurance as to how long the OLGC will continue to engage us to manage the property.

Midwest Development Projects

        In June 2012, we announced that we had filed applications with the Ohio Lottery Commission for Video Lottery Sales Agent Licenses for Raceway Park and Beulah Park, and with the Ohio State Racing Commission for permission to relocate these racetracks in Toledo and Grove City to Dayton and Austintown (located in the Mahoning Valley), respectively. The Dayton facility, a standardbred track, will be located on 119 acres on the site of an abandoned Delphi Automotive plant near Wagner Ford and Needmore roads in North Dayton. The Austintown facility, which will be a thoroughbred track, will be located on 193 acres in Austintown's Centrepointe Business Park near the intersection of Interstate 80 and Ohio Route 46. The Dayton facility and the Austintown facility will feature approximately 1,000 and 850 video lottery terminals, respectively, as well as various restaurants, bars and other amenities. On May 1, 2013, the Company received approval from the Ohio Racing Commission for our relocation plans for each new racetrack and video lottery terminal facility and expects both to open in the second half of 2014. Additionally, as part of the Spin-Off, GLPI owns certain real estate assets associated with these projects and will be responsible for certain real estate related construction costs for the Austintown facility and Dayton facility.

East/West Properties

Hollywood Casino at Charles Town Races

        Hollywood Casino at Charles Town Races is located in Charles Town, West Virginia, within approximately a one-hour drive of the Baltimore, Maryland and Washington, D.C. markets. Hollywood Casino at Charles Town Races features 511,249 of property square footage with 3,189 gaming machines and a 153-room hotel. Hollywood Casino at Charles Town Races also features various dining options, including a high-end steakhouse, a sports bar and entertainment lounge, as well as an Asian restaurant. The property has 98 table games and 26 poker tables. The complex also features live thoroughbred racing at a 3/4-mile all-weather lighted thoroughbred racetrack with a 3,000-seat grandstand, parking for 5,781 vehicles and simulcast wagering and dining.

Hollywood Casino at Penn National Race Course

        Hollywood Casino at Penn National Race Course is located in Grantville, Pennsylvania, which is 15 miles northeast of Harrisburg. Hollywood Casino at Penn National Race Course features 451,758 of property square footage with 2,456 slot machines, 53 table games and 16 poker tables. The facility also includes an entertainment bar and lounge, a sports bar, a buffet, a high-end steakhouse and various casual dining options, as well as a simulcast facility and viewing area for live racing. The facility has ample parking, including a five-story self-parking garage, with capacity for approximately 2,200 cars, and approximately 1,500 surface parking spaces for self and valet parking. The property includes a one-mile all-weather lighted thoroughbred racetrack and a 7/8-mile turf track. The property also includes 393 acres that are available for future expansion or development.

M Resort

        The M Resort, located approximately ten miles from the Las Vegas strip in Henderson, Nevada, is situated on over 90 acres on the southeast corner of Las Vegas Boulevard and St. Rose Parkway. The resort features 910,173 of property square footage with 1,480 slot machines and 48 table games. The M Resort also offers 390 guest rooms and suites, six restaurants and six destination bars, more than 60,000 square feet of meeting and conference space, a 4,700 space parking facility, a spa and fitness center and a 100,000 square foot events piazza.

Hollywood Casino Bangor

        Hollywood Casino Bangor, which is located in Bangor, Maine, includes 257,085 of property square footage with 900 slot machines, 12 table games and 4 poker tables. Hollywood Casino Bangor's amenities include a 152-room hotel with 5,119 square feet of meeting and pre-function space, two eateries, a buffet and a snack bar, a small entertainment stage, and a four-story parking garage with 1,500 spaces. Bangor Raceway, which is adjacent to the property, is located at historic Bass Park and includes a one-half mile standardbred racetrack and grandstand to seat 3,500 patrons.

Zia Park Casino

        Zia Park Casino is located in Hobbs, New Mexico and includes a casino, as well as an adjoining racetrack. In total the property includes 109,067 of property square footage with 750 slot machines and two restaurants. The property has a one-mile quarter/thoroughbred racetrack, with live racing from September to December, and a year-round simulcast parlor. In September 2013, we commenced construction of a new hotel, budgeted at $26.2 million, which is expected to open in the fourth quarter of 2014 and will include 150 rooms, six suites, a board/meeting room, exercise/fitness facilities and a breakfast venue.

Southern Plains Properties

Hollywood Casino Bay St. Louis

        Hollywood Casino Bay St. Louis, which is located in Bay St. Louis, Mississippi, features 425,920 of property square footage with 1,149 slot machines, 20 table games, and 5 poker tables. The waterfront Hollywood Hotel features 291 rooms, a 10,000 square foot ballroom, and nine separate meeting rooms offering more than 14,000 square feet of meeting space. Hollywood Casino Bay St. Louis offers live concerts and various entertainment on weekends. The property also features The Bridges golf course, an 18-hole championship golf course. Hollywood Casino Bay St. Louis has various dining facilities including a steakhouse, a buffet, a casual dining room and a clubhouse lounge as well as an entertainment bar. Other amenities include a recreational vehicle park with 100 spaces and a gift shop.

Argosy Casino Riverside

        Argosy Casino Riverside is located on the Missouri River, approximately five miles from downtown Kansas City in Riverside, Missouri. The property features 450,397 of property square footage with 1,526 slot machines and 31 table games. This Mediterranean-themed casino and hotel features a nine-story, 258-room hotel and spa, an entertainment facility featuring various food and beverage areas, including a buffet, a steakhouse, a deli, a coffee bar, a VIP lounge and a sports/entertainment lounge and 19,000 square feet of banquet/conference facilities. Argosy Casino Riverside also has parking for approximately 3,000 vehicles, including a 1,250 space parking garage.

Hollywood Casino Tunica

        Hollywood Casino Tunica is located in Tunica, Mississippi. This single-level property features 315,831 of property square footage with 1,112 slot machines, 24 table games and 6 poker tables. Hollywood Casino Tunica also has a 494-room hotel and 123-space recreational vehicle park. Entertainment amenities include a steakhouse, a buffet, a grill, an entertainment lounge, a premium players' club, a themed bar facility, an indoor pool and showroom as well as banquet and meeting facilities. In addition, Hollywood Casino Tunica offers surface parking with 1,635 spaces.

Boomtown Biloxi

        Boomtown Biloxi is located in Biloxi, Mississippi and offers 134,800 of property square footage with 999 slot machines, 16 table games and 5 poker tables. It features a buffet, a steakhouse and a 24-hour grill and bakery. Boomtown Biloxi also has 1,450 surface parking spaces.

Argosy Casino Sioux City

        Argosy Casino Sioux City is located on the Missouri River in downtown Sioux City, Iowa. The riverboat features 73,046 of property square footage with 705 slot machines, 16 table games and 4 poker tables. The casino is complemented by adjacent barge facilities featuring dining facilities, meeting space, and 524 parking spaces. In Iowa, each gaming license is issued jointly to a gaming operator and a local charitable organization. The agreement between our gaming operator subsidiary and its local charitable organization for the Argosy Casino Sioux City expired in early July 2012. On April 18, 2013, the Iowa Racing and Gaming Commission ("IRGC") awarded a new gaming license to operate a land-based casino in Woodbury County to another operator. The IRGC has indicated that it intends to permit us to continue operation at our Sioux City facility until such time as the new casino opens to the public or until the appeals from the IRGC's decision are exhausted, but not beyond. There can be no assurance that this facility will remain open through 2014.

Hollywood Casino at Kansas Speedway

        Hollywood Casino at Kansas Speedway, our 50% joint venture with International Speedway, is located in Kansas City, Kansas and opened on February 3, 2012. The facility features 244,791 of property square footage with 2,000 slot machines, 40 table games and 12 poker tables. Hollywood Casino at Kansas Speedway offers a variety of dining and entertainment facilities as well as has a 1,253 space parking structure.

Hollywood Casino St. Louis

        Hollywood Casino St. Louis is located adjacent to the Missouri River in Maryland Heights, Missouri, directly off I-70 and approximately 22 miles northwest of downtown St. Louis, Missouri. The facility is situated on 248 acres along the Missouri River and features 645,270 of property square footage with 2,122 slot machines, 59 table games, 21 poker tables, a 502 guestroom hotel, nine dining and entertainment venues and structured and surface parking for approximately 4,600 spaces. At the end of 2013, we completed the transition of the property to our Hollywood Casino brand name.

Other Properties

Raceway Park

        Raceway Park features 58,000 of property square footage with a 5/8-mile standardbred race track located in Toledo, Ohio. The facility also features simulcast wagering and has theatre-style seating capacity for 1,977 and surface parking for 3,000 vehicles. As mentioned above, we are currently working on relocating the racetrack to Dayton, Ohio.

Beulah Park

        Beulah Park is a thoroughbred racing facility located in Grove City, Ohio on 210 acres just outside of Columbus, Ohio. Beulah Park features live thoroughbred racing from October to May as well as simulcast wagering from a number of nationwide tracks. Beulah Park includes a grandstand, outdoor paddock, a clubhouse facility and numerous food and dining options. As mentioned above, we are currently working on relocating the racetrack to Austintown, Ohio.

Rosecroft Raceway

        Rosecroft Raceway, located approximately 13 miles south of Washington, D.C., is situated on 125 acres just outside the Washington I-495 Beltway in Prince George's county. The Rosecroft facility features a 5/8-mile standardbred race track with a seven race paddock, a 53,000 square foot grandstand building, and a 96,000 square foot three story clubhouse building with dining facilities.

Sanford-Orlando Kennel Club

        Sanford-Orlando Kennel Club is a 1/4-mile greyhound facility located in Longwood, Florida. The facility has capacity for 6,500 patrons, with seating for 4,000 and surface parking for 2,500 vehicles. The facility conducts year-round greyhound racing and greyhound, thoroughbred, and harness racing simulcasts.

Freehold Raceway

        Through our joint venture in Pennwood Racing, Inc. ("Pennwood"), we own 50% of Freehold Raceway, located in Freehold, New Jersey. The property features a half-mile standardbred race track and a 117,715 square foot grandstand.

Sam Houston Race Park and Valley Race Park

        Our joint venture with MAXXAM owns and operates the Sam Houston Race Park in Houston, Texas and the Valley Race Park in Harlingen, Texas, and holds a license for a planned racetrack in Laredo, Texas. Sam Houston Race Park is located 15 miles northwest from downtown Houston along Beltway 8. Sam Houston Race Park hosts thoroughbred and quarter horse racing and offers daily simulcast operations, as well as hosts various special events, private parties and meetings, concerts and national touring festivals throughout the year. Valley Race Park features 118,216 of property square footage as a dog racing and simulcasting facility located in Harlingen, Texas.

Off-track Wagering Facilities

        Our off-track wagering facilities ("OTWs") and racetracks provide areas for viewing import simulcast races of thoroughbred and standardbred horse racing, televised sporting events, placing pari-mutuel wagers and dining. We operate three OTWs in Pennsylvania, and through our joint venture in Pennwood, we own 50% of a leased OTW in Toms River, New Jersey.

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

Competition

        The gaming industry is characterized by an increasingly high degree of competition among a large number of participants, including riverboat casinos, dockside casinos, land-based casinos, video lottery, sweepstakes and poker machines not located in casinos, Native American gaming, emerging varieties of Internet gaming and other forms of gaming in the U.S. In a broader sense, our gaming operations face competition from all manner of leisure and entertainment activities, including: shopping; athletic events; television and movies; concerts and travel. Legalized gaming is currently permitted in various forms throughout the U.S., in several Canadian provinces and on various lands taken into trust for the benefit of certain Native Americans in the U.S. and Canada. Other jurisdictions, including states adjacent to states in which we currently have facilities (such as in Ohio and Maryland), have legalized, and will expand gaming in the near future. In addition, established gaming jurisdictions could award additional gaming licenses or permit the expansion or relocation of existing gaming operations. New, relocated or expanded operations by other persons will increase competition for our gaming operations and could have a material adverse impact on us. Finally, the imposition of smoking bans and/or higher gaming tax rates have a significant impact on our properties' ability to compete with facilities in nearby jurisdictions.

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

        Midwest.    In Ohio, voters passed a referendum in 2009 to allow four land-based casinos in four cities, one of which was in downtown Cincinnati, which is the primary feeder market for our Hollywood Casino Lawrenceburg property. The casino in nearby Cincinnati, Ohio opened on March 4, 2013 and has had and will continue to have an adverse impact on Hollywood Casino Lawrenceburg. However, this referendum also resulted in the Company operating two of the four land-based casinos. We opened Hollywood Casino Toledo on May 29, 2012 and Hollywood Casino Columbus on October 8, 2012. Additionally, the State of Ohio approved the placement of video lottery terminals at the state's seven racetracks. On June 1, 2012, a new racino at Scioto Downs in Columbus, Ohio opened, which has had a negative impact on Hollywood Casino Lawrenceburg's financial results and competes aggressively in the same market as Hollywood Casino Columbus. In addition, a new racino at Lebanon Raceway opened in mid-December 2013, and a racino at River Downs is expected to open in early 2014. Both of these racinos are expected to have a further adverse impact on Hollywood Casino Lawrenceburg and we anticipate that the Lebanon Raceway facility will also have a negative impact on Hollywood Casino Columbus. We are in the process of relocating our existing racetracks in Toledo and Grove City to Dayton and Austintown, respectively, where we are developing new integrated racing and gaming facilities which we anticipate completing in the second half of 2014. As a result, in a relatively short period of time, Ohio will go from having no gaming facilities to having four casinos and seven video lottery terminal facilities. In addition, efforts to eliminate illegal gaming (such as internet sweepstakes) have not been entirely effective.

        In Illinois, the tenth licensed casino opened on July 18, 2011 in Des Plaines. As a result, Hollywood Casino Aurora and Hollywood Casino Joliet faced additional competition as the facilities are located in the suburban area northwest of Chicago. While the Governor of Illinois vetoed two gaming expansion bills in the last two years it is likely new gaming expansion proposals will be introduced in the near future. In Kentucky, a bill was defeated in 2012 that would have allowed a referendum on casinos. Currently, legislators are working on new expansion gambling proposals in

Kentucky. The Nebraska legislature is also considering gaming legislation. The commencement of gaming in Kentucky or Nebraska or the expansion of gaming in Illinois would negatively impact certain of our existing Midwest properties.

        East/West.    In November 2008, the citizens of Maryland approved a referendum to allow up to 15,000 slot machines at five locations throughout the state. These locations included a facility in each of Cecil, Allegany, Anne Arundel, Baltimore City and Worchester Counties. In November 2010, zoning was approved by voters for a proposed casino complex at the Arundel Mills mall in Anne Arundel, Maryland. The casino complex opened on June 6, 2012 with approximately 3,200 slot machines and significantly increased its slot machine offerings by mid-September 2012 to approximately 4,750 slot machines. In addition, the Anne Arundel facility opened table games on April 11, 2013 and opened a 52 table poker room in late August 2013. The opening of this casino complex has and will continue to have a significant impact on the financial results of Hollywood Casino at Charles Town Races and to a lesser extent Hollywood Casino at Penn National Race Course. Additionally, the proposed mid-2014 opening of a $400 million casino in Baltimore City County, will also negatively impact our operations at Charles Town and, to a lesser extent, Hollywood Casino at Penn National Race Course. In addition, in November 2012, voters approved a referendum authorizing a sixth casino in Prince George's County and the ability to add table games to Maryland's five existing and planned casinos. In May 2013, three different bidders, including the Company, submitted proposals for a Prince George casino. In December 2013, the license was granted to MGM. The proposed $925 million casino, which can not open until July 2016 or 30 months after the casino being built in Baltimore opens, will adversely impact our financial results as it will create additional competition for Hollywood Casino at Charles Town Races. Our East/West segment also contains our M Resort property which caters to the Las Vegas locals market. The strength of the Las Vegas locals market is partially linked to the health of the Las Vegas strip. Weakness in this market may continue to negatively impact the Las Vegas locals market, including our M Resort property. In addition, New Mexico is considering a proposed gambling compact with the Navajo Nation that would add additional gaming facilities in that state, which could negatively impact Zia Park Casino.

        Southern Plains.    In Kansas, the legislature approved the expansion of casino gaming in its state, and on February 3, 2012, Kansas Entertainment, a joint venture of affiliates of International Speedway and us, opened the facility, which is located approximately 17 miles from Argosy Casino Riverside. The opening of this casino has had a negative impact on the financial results of Argosy Casino Riverside due to their close proximity to one another. In the Mississippi Gulf Coast market, a casino in Biloxi opened in late May 2012, which has had an adverse effect on the financial results of our Boomtown Biloxi property.

U.S. and Foreign Revenues

        Our net revenues in the U.S. for 2013, 2012, and 2011 were approximately $2,905.6 million, $2,884.7 million, and $2,727.1 million, respectively. Our revenues from operations in Canada for 2013, 2012, and 2011 were approximately $13.2 million, $14.8 million, and $15.2 million, respectively.

Management

Name	Age	Position
Timothy J. Wilmott	55	President and Chief Executive Officer
Jay Snowden	37	Chief Operating Officer
Saul V. Reibstein	65	Senior Vice President and Chief Financial Officer
John V. Finamore	55	Senior Vice President-Regional Operations
Carl Sottosanti	49	Senior Vice President and General Counsel
William J. Fair	51	Senior Vice President and Chief Development Officer
Robert S. Ippolito	62	Vice President, Secretary and Treasurer

        Timothy J. Wilmott.    Mr. Wilmott joined us in February 2008 as President and Chief Operating Officer and was named Chief Executive Officer on November 1, 2013. Previously, Mr. Wilmott served as Chief Operating Officer of Harrah's Entertainment, a position he held for approximately four years. In this position, he oversaw the operations of all of Harrah's revenue-generating businesses, including 48 casinos, 38,000 hotel rooms and 300 restaurants. All Harrah's Division Presidents, Senior Vice Presidents of Brand Operations, Marketing and Information Technology personnel reported to Mr. Wilmott in his capacity as Chief Operating Officer. Prior to his appointment to the position of Chief Operating Officer, Mr. Wilmott served from 1997 to 2002 as Division President of Harrah's Eastern Division with responsibility for the operations of eight Harrah's properties.

        Jay Snowden.    Mr. Snowden joined us in October 2011 as Senior Vice President-Regional Operations and in January 2014 became our Chief Operating Officer. Mr. Snowden is responsible for overseeing all of our operating businesses, as well as human resources, marketing, and information technology. Previously, Mr. Snowden was responsible for overseeing all facets of our facilities located in our East/West segment. Prior to joining us, Mr. Snowden was the Senior Vice President and General Manager of Caesar's and Harrah's in Atlantic City, and prior to that, held various leadership positions with them in St. Louis, San Diego and Las Vegas.

        Saul V. Reibstein.    Mr. Reibstein joined us in December 2013 as Senior Vice President and Chief Financial Officer. Previously, Mr. Reibstein served as a member of the Company's Board of Directors since June 2011 and as Chairman of the Board's Audit Committee. For 11 years, Mr. Reibstein served as a partner at BDO Seidman, LLP (now BDO USA, LLP), a professional services firm providing assurance, tax, financial advisory and consulting services to a wide range of publicly-traded and privately-held companies. At BDO, he was the partner in charge of the Philadelphia office from June 1997 to December 2001 and Regional Business Line Leader from December 2001 until September 2004. Since 2004, Mr. Reibstein has served as a member of the senior management team of CBIZ, Inc., a New York Stock Exchange-listed professional services company. During his tenure at CBIZ, he held a number of positions including, most recently, Senior Managing Director with responsibility for the firm's New York practice since January 2012. He also oversaw the firm's business development efforts and managed nine of the firm's business units within its Financial Services Group. In addition, since July 2010, he has served as a member of the Board of Directors of Vishay Precision Group, Inc., a publicly traded company, where he is Chairman of the Audit Committee and a member of both the Compensation and Nominating and Corporate Governance committees.

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

        Carl Sottosanti.    In February 2014, Mr. Sottosanti was appointed to the position of Senior Vice President and General Counsel. Prior to this appointment, Mr. Sottosanti served as Vice President, Deputy General Counsel since 2003. Before joining Penn, Mr. Sottosanti served for five years as General Counsel at publicly traded, Sanchez Computer Associates, Inc. and had oversight of all legal matters, managed in-house and outside counsel, oversaw Securities and Exchange Commission compliance issues, and handled intellectual property matters. From 1994 to 1998 as Assistant General Counsel for Salient 3 Communications, Inc. Mr. Sottosanti began his legal career in 1989 with the Philadelphia law firm Schnader Harrison.

        William J. Fair.    In January 2014, Mr. Fair joined us as Senior Vice President and Chief Development Officer. Previously, Mr. Fair worked in development leadership positions for Universal Studios and Disney Development. Most recently, Mr. Fair was the President and Chief Executive Officer of the American Skiing Company, where he had oversight of ten ski mountain resorts which included ski operations, nine hotels, condominium operations, food and beverage operations, retail and rental operations, real estate brokerage and development.

        Robert Ippolito.    In July 2001, we appointed Mr. Ippolito to the position of Vice President, Secretary and Treasurer. Mr. Ippolito has served as our Secretary and Treasurer since April 1994 and served as our Chief Financial Officer from April 1994 until July 2001. Mr. Ippolito brings more than 24 years of gaming and racing experience to the management team both as a manager at a major accounting firm and as an officer of companies in the racing business.

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

Employees and Labor Relations

        As of December 31, 2013, we had 17,397 full- and part-time employees.

        We are required to have agreements with the horsemen at the majority of our racetracks to conduct our live racing and/or simulcasting activities. In addition, in order to operate gaming machines and table games in West Virginia, we must maintain agreements with each of the Charles Town horsemen, pari-mutuel clerks and breeders.

        At Hollywood Casino at Charles Town Races, we have an agreement with the track's horse owners and trainers that expired on December 31, 2013 and has been extended on a month-to-month basis while negotiations are in progress. Hollywood Casino at Charles Town Races also has an agreement with the breeders that expires on June 30, 2014. Additionally, the pari-mutuel clerks at Charles Town are represented under a collective bargaining agreement with the West Virginia Union of Mutuel Clerks, which expired on December 31, 2010 and has been extended on a month-to-month basis while negotiations are in process.

        Our agreement with the Pennsylvania Thoroughbred Horsemen at Hollywood Casino at Penn National Race Course expires on January 31, 2016. We had a collective bargaining agreement with Local 137 of the Sports Arena Employees at Penn National Race Course with respect to on-track pari-mutuel clerks and admissions personnel which expired on December 31, 2011. In August 2012, Local 137 of the Sports Arena Employees announced that they entered into a "voluntary supervision" agreement with their international union, Laborers' International Union of North America ("LIUNA") Local 108. We also had an agreement in place with Local 137 of the Sports Arena Employees with respect to pari-mutuel clerks and admission personnel at our OTWs that expired on August 31, 2013. In February 2014, a new agreement with LIUNA Local 108 for on-track and OTWs bargaining units was ratified for three years.

        Our agreement with the Maine Harness Horsemen Association at Bangor Raceway continues through the conclusion of the 2015 racing season.

        We have agreements with the Ohio Harness Horsemen Association at Raceway Park and the Ohio Horsemen's Protective and Benevolent Association at Beulah Park that expired on December 31, 2013 but are still in effect until new agreements are negotiated.

        Rosecroft Raceway entered into agreements with the Cloverleaf Standardbred Owners Association ("CSOA") and Maryland Standardbred Breeder's Association ("MSBA") as of July 5, 2011. CSOA's agreement has been extended through December 31, 2014, with extensions through December 31, 2016 at the sole discretion of Rosecroft Raceway. The MSBA agreement has been extended through December 31, 2014. Additionally, Rosecroft Raceway has entered into agreements with the United Food and Commercial Workers Union ("UFCW") Local 27 and the Seafarers Entertainment and Allied Trade Union ("SEATU") for certain bargaining positions at the racetrack. The UFCW Local 27 agreement expires on November 14, 2014 and the SEATU agreement expires on November 30, 2020.

        Across certain of our properties, SEATU represents approximately 1,600 of our employees under agreements that expire at various times between June 2014 and July 2021. For our Argosy Casino Alton and Argosy Casino Riverside properties, the SEATU agreements expired in May 2013 and October 2013, respectively, and both have been extended on a monthly basis while negotiations are in process. At Hollywood Casino Joliet, the Hotel Employees and Restaurant Employees Union Local 1 represents approximately 210 employees under a collective bargaining agreement, which expires on March 31, 2015. In addition, at some of our properties, the Security Police and Fire Professionals of America, the International Brotherhood of Electronic Workers Locals 176 and 649, the Chicago and Midwest Regional Joint Board affiliated with Workers United, the LIUNA Public Serviced Employees Local 1290PE, and the United Industrial, Service, Transportation, Professional and Government Workers of North America represent certain of our employees under collective bargaining agreements that expire at various times between May 2015 and September 2025. None of these particular unions represent more than 75 of our employees.

Available Information

        For more information about us, visit our website at www.pngaming.com. The contents of our website are not part of this Annual Report on Form 10-K. Our electronic filings with the U.S. Securities and Exchange Commission (the "SEC") (including all annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K, and any amendments to these reports), including the exhibits, are available free of charge through our website as soon as reasonably practicable after we electronically file them with, or furnish them to, the SEC.

ITEM 1A.    RISK FACTORS

Risks Related to Our Business

         We face significant competition from other gaming and entertainment operations.

        The gaming industry is characterized by an increasingly high degree of competition among a large number of participants, including riverboat casinos, dockside casinos, land-based casinos, video lottery, sweepstakes and poker machines not located in casinos, Native American gaming and other forms of gaming in the U.S. Furthermore, competition from internet lotteries, sweepstakes, and other internet wagering gaming services, which allow their customers to wager on a wide variety of sporting events and play Las Vegas-style casino games from home or in non-casino settings, could divert customers from our properties and thus adversely affect our business. Such internet wagering services are often illegal under federal law but operate from overseas locations, and are nevertheless sometimes accessible to domestic gamblers. Currently, there are proposals that would legalize internet poker and other varieties of internet gaming in a number of states and at the federal level. Several states, including Nevada, New Jersey and Delaware, have enacted legislation authorizing intrastate internet gaming and internet gaming operations have begun in these states. Expansion of internet gaming in other jurisdictions (both legal and illegal) could further compete with our traditional operations, which could have an adverse impact on our business and result of operations.

        In a broader sense, our gaming operations face competition from all manner of leisure and entertainment activities, including: shopping; athletic events; television and movies; concerts; and travel. Legalized gaming is currently permitted in various forms throughout the U.S., in several Canadian provinces and on various lands taken into trust for the benefit of certain Native Americans in the U.S. and Canada. Other jurisdictions, including states adjacent to states in which we currently have facilities (such as in Ohio and Maryland), have recently legalized and implemented gaming. In addition, established gaming jurisdictions could award additional gaming licenses or permit the expansion or relocation of existing gaming operations. New, relocated or expanded operations by other persons could increase competition for our gaming operations and could have a material adverse impact on us.

        Gaming competition is intense in most of the markets where we operate. Recently, there has been additional significant competition in our markets as a result of the upgrading or expansion of facilities by existing market participants, the entrance of new gaming participants into a market or legislative changes. As competing properties and new markets are opened, our operating results may be negatively impacted. For example, a new casino which opened in March 2013 in Cincinnati, Ohio competes in the same market as our Lawrenceburg property; there is increased competition to our Charles Town property from the opening of the casino complex at the Arundel Mills mall in Anne Arundel, Maryland in June 2012 and its addition of table games in the spring of 2013; the expected openings of casinos in Baltimore, Maryland and in Prince George's County, Maryland are anticipated to compete with our Hollywood Casino at Charles Town Races; and a casino that opened in July 2011 in Des Plaines, Illinois negatively impacted our Hollywood Casino Aurora and Hollywood Casino Joliet properties. In addition, some of our direct competitors in certain markets may have superior facilities and/or operating conditions. We expect each existing or future market in which we participate to be highly competitive. The competitive position of each of our casino properties is discussed in detail in the subsection entitled "Competition" of this Annual Report on Form 10-K.

         We may face disruption and other difficulties in integrating and managing facilities we have recently developed or acquired, or may develop or acquire in the future.

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

        Our growth is fueled, in part, by the acquisition of existing gaming, racing, and development properties. In addition to standard closing conditions, our acquisitions are often conditioned on the receipt of regulatory approvals and other hurdles that create uncertainty and could increase costs. Such delays could significantly reduce the benefits to us of such acquisitions and could have a material adverse effect on our business, financial condition and results of operations.

         We face a number of challenges prior to opening new or upgraded gaming facilities.

        No assurance can be given that, when we endeavor to open new or upgraded gaming facilities, the expected timetables for opening such facilities will be met in light of the uncertainties inherent in the development of the regulatory framework, construction, the licensing process, legislative action and litigation. Delays in opening new or upgraded facilities could lead to increased costs and delays in receiving anticipated revenues with respect to such facilities and could have a material adverse effect on our business, financial condition and results of operations.

         A deterioration of our relationship with the Jamul Indian Village (the "Jamul Tribe") could cause delay or termination of the proposed development project in San Diego County and prevent or significantly impede recovery of our investment therein or in any future development projects.

        Good personal and professional relationships with the Jamul Tribe and its officials are critical to our proposed gaming operations and activities in San Diego County, including our ability to obtain, develop, execute management agreements and maintain other agreements. As a sovereign nation, the

Jamul Tribe establishes its own governmental systems under which tribal officials or bodies representing the Jamul Tribe may be replaced by appointment or election or become subject to policy changes. Replacements of tribal officials or administrations, changes in policies to which the Jamul Tribe are subject, or other factors that may lead to the deterioration of our relationship with the Jamul Tribe may lead to termination of our proposed management agreement with the Jamul Tribe, which may have an adverse effect on the future results of our operations.

        In addition, we have made, and may make, substantial loans to the Jamul Tribe for the construction, development, equipment and operations of the proposed development in San Diego County. Our only material recourse for collection of indebtedness from the Jamul Tribe or for money damages for breach or wrongful termination of a management, development, consulting or financing agreement is from revenues, if any, from casino operations.

         We lease a substantial number of our properties and financial, operational, regulatory or other potential challenges of our lessor may adversely impair our operations.

        We lease a substantial number of the properties that we operate and manage from GLPI under the Master Lease. If GLPI has financial, operational, regulatory or other challenges there can be no assurance that GLPI will be able to comply with its obligations under its agreements with us. In addition, GLPI has certain funding commitments with respect to our current and future development projects. Failure on the part of GLPI to fulfill its commitments could have a material adverse effect on our business, financial condition and results of operations.

         We are required to pay a significant portion of our cash flows as rent under the Master Lease, which could adversely affect our ability to fund our operations and growth and limit our ability to react to competitive and economic changes.

        We are required to pay more than half of our cash flow from operations to GLPI pursuant to and subject to the terms and conditions of the Master Lease. As a result of our significantly reduced cash flow, our ability to fund our own operations or development projects, raise capital, make acquisitions and otherwise respond to competitive and economic changes may be adversely affected. For example, our obligations under the Master Lease may:

  •
  make it more difficult for us to satisfy our obligations with respect to our indebtedness and to obtain additional indebtedness;

  •
  increase our vulnerability to general or regional adverse economic and industry conditions or a downturn in our business;

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

         Substantially all of our gaming and racing facilities are leased and could experience risks associated with leased property, including risks relating to lease termination, lease extensions, charges and our relationship with GLPI, which could have a material adverse effect on our business, financial position or results of operations.

        We lease 17 of the gaming and racing facilities we operate pursuant to the Master Lease (and will lease the two properties under development in Dayton, Ohio and Mahoning Valley, Ohio once completed). The Master Lease provides that GLPI may terminate the lease for a number of reasons, including, subject to applicable cure periods, the default in any payment of rent, taxes or other payment obligations or the breach of any other covenant or agreement in the lease. Termination of the Master Lease could result in a default under our debt agreements and could have a material adverse effect on our business, financial position or results of operations. Moreover, since as a lessee we do not completely control the land and improvements underlying our operations, GLPI as lessor could take certain actions to disrupt our rights in the facilities leased under the Master Lease which are beyond our control. If GLPI chose to disrupt our use either permanently or for a significant period of time, then the value of our assets could be impaired and our business and operations could be adversely affected. There can also be no assurance that we will be able to comply with our obligations under the Master Lease in the future.

        The Master Lease is commonly known as a triple-net lease. Accordingly, in addition to rent, we are required to pay among other things the following,: (1) all facility maintenance, (2) all insurance required in connection with the leased properties and the business conducted on the leased properties, (3) taxes levied on or with respect to the leased properties (other than taxes on the income of the lessor) and (4) all utilities and other services necessary or appropriate for the leased properties and the business conducted on the leased properties. We are responsible for incurring the costs described in the preceding sentence notwithstanding the fact that many of the benefits received in exchange for such costs shall in part accrue to GLPI as owner of the associated facilities. In addition, if some of our leased facilities should prove to be unprofitable, we could remain obligated for lease payments and other obligations under the Master Lease even if we decided to withdraw from those locations. We could incur special charges relating to the closing of such facilities including lease termination costs, impairment charges and other special charges that would reduce our net income and could have a material adverse effect on our business, financial condition and results of operations.

         We may face reductions in discretionary consumer spending as a result of an economic downturn.

        Our net revenues are highly dependent upon the volume and spending levels of customers at properties we manage and as such our business has been adversely impacted by economic downturns. Decreases in discretionary consumer spending brought about by weakened general economic conditions such as, but not limited to, lackluster recoveries from recessions, high unemployment levels, higher income taxes, low levels of consumer confidence, weakness in the housing market, cultural and demographic changes, and increased stock market volatility may negatively impact our revenues and operating cash flow.

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

        Licensing requirements.    As managers of gaming and pari-mutuel wagering facilities, we are subject to extensive state, local and, in Canada, provincial regulation. State, local and provincial authorities require us and our subsidiaries to demonstrate suitability to obtain and retain various licenses and require that we have registrations, permits and approvals to conduct gaming operations. These regulatory authorities have broad discretion, and may, for any reason set forth in the applicable legislation, rules and regulations, limit, condition, suspend, fail to renew or revoke a license or registration to conduct gaming operations or prevent us from owning the securities of any of our gaming subsidiaries or prevent another person from owning an equity interest in us. Like all gaming operators in the jurisdictions in which we operate, we must periodically apply to renew our gaming licenses or registrations and have the suitability of certain of our directors, officers and employees approved. We cannot assure you that we will be able to obtain such renewals or approvals. Regulatory authorities have input into our operations, for instance, hours of operation, location or relocation of a facility, and numbers and types of machines. Regulators may also levy substantial fines against or seize our assets or the assets of our subsidiaries or the people involved in violating gaming laws or regulations. Any of these events could have a material adverse effect on our business, financial condition and results of operations.

        We have demonstrated suitability to obtain and have obtained all governmental licenses, registrations, permits and approvals necessary for us to operate our existing gaming and pari-mutuel facilities. We can give no assurance you that we will be able to retain those existing licenses (for instance, in Iowa) or demonstrate suitability to obtain any new licenses, registrations, permits or approvals. In addition, the loss of a license in one jurisdiction could trigger the loss of a license or affect our eligibility for a license in another jurisdiction. As we expand our gaming operations in our existing jurisdictions or to new areas, we may have to meet additional suitability requirements and obtain additional licenses, registrations, permits and approvals from gaming authorities in these jurisdictions. The approval process can be time-consuming and costly and we cannot be sure that we will be successful.

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

        In addition, our proposed development project with the Jamul Tribe near San Diego would be subject to the oversight of the National Indian Gaming Commission, which administers the Indian Gaming Regulatory Act of 1988 with respect to the terms and conditions of management contracts and the operation of casinos and all gaming on land held in trust for Native American tribes in the U.S.

        Potential changes in legislation and regulation of our operations.    Regulations governing the conduct of gaming activities and the obligations of gaming companies in any jurisdiction in which we have or in the future may have gaming operations are subject to change and could impose additional operating, financial or other burdens on the way we conduct our business.

        Moreover, legislation to prohibit, limit or add burdens to our business may be introduced in the future in states where gaming has been legalized. In addition, from time to time, legislators and special interest groups have proposed legislation that would expand, restrict or prevent gaming operations or which may otherwise adversely impact our operations in the jurisdictions in which we operate. Any expansion of gaming or restriction on or prohibition of our gaming operations or enactment of other adverse regulatory changes could have a material adverse effect on our operating results. For example, in October 2005, the Illinois House of Representatives voted to approve proposed legislation that would eliminate riverboat gambling. If the Illinois Senate had passed that bill, our business would have been materially impacted. Illinois also passed the Smoke Free Illinois Act which became effective January 1, 2008, and bans smoking in casinos. This smoking ban has adversely affected revenues and operating results at our Illinois properties. In Pennsylvania, we are currently permitted to allow smoking on only up to 50% of the gaming floor of our Grantville facility and smoking is banned in all other indoor areas. Additionally, on July 1, 2012, a state statute in Indiana became effective that imposes a state wide smoking ban in specified businesses, buildings, public places and other specified locations. The statute specifically exempts riverboat casinos, and all other gaming facilities in Indiana, from the smoking ban. However, the statute allows local government to enact a more restrictive smoking ban than the state statute and also leaves in place any more restrictive local legislation that exists as of the effective date of the statute. To date, our facility in Lawrenceburg, Indiana is not subject to any such local legislation. If additional smoking bans are enacted within jurisdictions where we operate or seek to do business, our business could be adversely affected.

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

         We have two properties that each generated approximately 10% or more of our net revenues.

        For the year ended December 31, 2013, we had two facilities—one in Charles Town, West Virginia and one in Grantville, Pennsylvania—that each generated approximately 10% or more of our net revenues. Our ability to meet our operating and debt service requirements is dependent, in part, upon the continued success of these facilities. The operations at these facilities and any of our other facilities could be adversely affected by numerous factors, including those described in these "Risk Factors" as well as more specifically those described below:

  •
  risks related to local and regional economic and competitive conditions, such as a decline in the number of visitors to a facility, a downturn in the overall economy in the market, a decrease in consumer spending on gaming activities in the market or an increase in competition within and outside the state in which each property is located (for example, the effect on our Charles Town and, to a lesser extent, Grantville casinos due to the casino complex at the Arundel Mills mall in Anne Arundel, Maryland which opened on June 6, 2012 and added table games in the spring of 2013, and the expected openings of casinos in Baltimore, Maryland and Prince George's County, Maryland);

  •
  changes in local and state governmental laws and regulations (including changes in laws and regulations affecting gaming operations and taxes) applicable to a facility;

  •
  impeded access to a facility due to weather, road construction or closures of primary access routes;

  •
  work stoppages, organizing drives and other labor problems as well as issues arising in connection with agreements with horsemen and pari-mutuel clerks; and

  •
  the occurrence of natural disasters or other adverse regional weather trends.

        In addition, although to a lesser extent than our facilities in Charlestown, West Virginia and Grantville, Pennsylvania, we anticipate meaningful contributions from Hollywood Casino St. Louis and following the relocation of our two racetracks in Ohio, we will have four gaming facilities in the state of Ohio. Therefore, our results will be dependent on the regional economies and competitive landscapes at these locations as well.

         We depend on our key personnel.

        We are highly dependent on the services of our executive management team and other members of our senior management team. Recently, in connection with the Spin-Off, we experienced some turnover, including the resignation of Peter M. Carlino from his position as our Chief Executive Officer (although he retained his position as Chairman of the Board), the resignation of William J. Clifford from his position as our Chief Financial Officer, and the resignation of Steven T. Snyder from his position as Senior Vice President-Corporate Development. Our ability to attract and retain key personnel is affected by the competitiveness of our compensation packages and the other terms and conditions of employment, our continued ability to compete effectively against other gaming companies and our growth prospects. The loss of the services of any members of our senior management team could have a material adverse effect on our business, financial condition and results of operations.

         It is unclear what impact our new business structure, which has no precedent within the gaming industry, will have on our key business relationships and our ability to compete with other gaming operators.

        As a result of the completed Spin-Off, we were the first gaming operator that leases the majority of its properties from a single lessor under a master lease arrangement. As a result, it is difficult to predict whether and to what extent our relationship with GLPI, including any actual or perceived conflicts of interest on the part of our overlapping directors, will affect our relationships with suppliers, customers, regulators and our ability to compete with other gaming operators that are not subject to a master lease arrangement with a single lessor.

         Compliance with changing regulation of corporate governance and public disclosure may result in additional expenses and compliance risks.

        Changing laws and regulations relating to corporate governance and public disclosure, including SEC regulations, generally accepted accounting principles, and NASDAQ Global Select Market rules, are creating uncertainty for companies. These changing laws and regulations are subject to varying interpretations in many cases due to their lack of specificity, recent issuance and/or lack of guidance. As a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. In addition, further regulation of financial institutions and public companies is possible. This could result in continuing uncertainty and higher costs regarding compliance matters. Due to our commitment to maintain high standards of compliance with laws and public disclosure, our efforts to comply with evolving laws, regulations and standards have resulted in and are likely to continue to result in increased general and administrative expense. In addition, we are subject to different parties' interpretation of our compliance with these new and changing laws and regulations.

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

        The operations of our facilities are subject to disruptions or reduced patronage as a result of severe weather conditions, natural disasters and other casualty events. Because many of our gaming operations are located on or adjacent to bodies of water, these facilities are subject to risks in addition to those associated with land-based casinos, including loss of service due to casualty, forces of nature, mechanical failure, extended or extraordinary maintenance, flood, hurricane or other severe weather conditions. For example, in late August 2005, we closed Hollywood Casino Bay St. Louis in Bay St. Louis, Mississippi, Boomtown Biloxi in Biloxi, Mississippi and Hollywood Casino Baton Rouge in Baton Rouge, Louisiana in anticipation of Hurricane Katrina. Hollywood Casino Baton Rouge subsequently reopened on August 30, 2005. However, due to the extensive damage sustained, operations at Boomtown Biloxi and Hollywood Casino Bay St. Louis did not resume until June 29, 2006 and August 31, 2006, respectively. Many of our casinos operate in areas which are subject to periodic flooding that has caused us to experience decreased attendance and increased operating expenses. Any flood or other severe weather condition could lead to the loss of use of a casino facility for an extended period. For instance, Hollywood Casino Tunica was closed from May 1, 2011 to May 25, 2011 due to flooding. In terms of casualty events, on March 20, 2009, our Hollywood Casino Joliet was closed following a fire that started in the land-based pavilion at the facility. On June 25, 2009, the casino barge reopened with temporary land-based facilities, and we began construction of a new land-based pavilion, which opened in late December 2010. In addition, on May 31, 2013, Hollywood Casino St. Louis sustained minor damage as a result of a tornado and was forced to close for approximately fourteen hours. Most recently, we closed Hollywood Casino Toledo for three days in 2014 due to snow and extreme cold temperatures. Even if adverse weather conditions do not require the closure of our facilities, those conditions make it more difficult for our customers to reach our properties, which can have an adverse impact on our operations.

         The extent to which we can recover under our insurance policies for damages sustained at our properties in the event of future inclement weather and other casualty events could adversely affect our business.

        We maintain significant property insurance, including business interruption coverage, for these and other properties. However, there can be no assurances that we will be fully or promptly compensated for losses at any of our facilities in the event of future inclement weather or casualty events.

         Our gaming operations rely heavily on technology services and an uninterrupted supply of electrical power. Our security systems and all of our slot machines are controlled by computers and reliant on electrical power to operate.

        Any unscheduled disruption in our technology services or interruption in the supply of electrical power could result in an immediate, and possibly substantial, loss of revenues due to a shutdown of our gaming operations. Such interruptions may occur as a result of, for example, a failure of our information technology or related systems, catastrophic events or rolling blackouts. Our systems are also vulnerable to damage or interruption from earthquakes, floods, fires, telecommunication failures, terrorist attacks, computer viruses, computer denial-of-service attacks and similar events.

         Our operations in certain jurisdictions depend on management agreements and/or leases with third parties and local governments.

        Our operations in several jurisdictions depend on land leases and/or management and development agreements with third parties and local governments. If we, or if GLPI in the case of leases pursuant to which we are the sub-lessee, are unable to renew these leases and agreements on satisfactory terms as they expire, our business may be disrupted and, in the event of disruptions in multiple jurisdictions, could have a material adverse effect on our financial condition and results of operations. For example, in Iowa, each gaming license is issued jointly to a gaming operator and a local charitable organization ("QSO"). The agreement between our gaming operator subsidiary in Iowa, Belle of Sioux City, L.P. ("Belle"), and its local QSO, Missouri River Historical Development, Inc. ("MRHD"), expired in early July 2012. An extension agreement with MRHD through March 2015 was signed by both parties; however, the validity of this agreement is currently the subject of litigation. Furthermore, in April 2013, the Iowa Racing and Gaming Commission ("IRGC") awarded a new gaming license to operate a land-based casino in Woodbury County to Sioux City Entertainment ("SCE") and SCE is currently constructing a Hard Rock branded casino. Belle is challenging the denial of its gaming license renewal, however, if Belle's license is revoked, it will necessitate the eventual closure of Argosy Casino Sioux City. The IRGC has indicated that it intends to permit us to continue operations at our Sioux City facility until such time as the new casino opens to the public or until the appeals from the IRGC's decision are exhausted, but not beyond. There can be no assurance that this facility will remain open through 2014.

        Similarly, in the Province of Ontario, through CHC Casinos, our indirectly wholly owned subsidiary, we manage Casino Rama, a full service gaming and entertainment facility, on behalf of the OLGC, an agency of the Province of Ontario. Our current management agreement for Casino Rama, which initially expired in July 2011, has been extended on a month-to-month basis going forward with a 60-day notice period and, unless extended, would expire on September 30, 2014. The OLGC has announced plans to explore bids and privatization plans in Ontario. As a result, no assurance can be given as to how long the OLGC will continue to engage us to manage the property.

         We are subject to environmental laws and potential exposure to environmental liabilities.

        We are subject to various federal, state and local environmental laws and regulations that govern our operations, including emissions and discharges into the environment, and the handling and disposal of hazardous and non-hazardous substances and wastes. Failure to comply with such laws and regulations could result in costs for corrective action, penalties or the imposition of other liabilities or restrictions. From time to time, we have incurred and are incurring costs and obligations for correcting environmental noncompliance matters. To date, none of these matters have had a material adverse effect on our business, financial condition or results of operations; however, there can be no assurance that such matters will not have such an effect in the future.

        We also are subject to laws and regulations that impose liability and clean-up responsibility for releases of hazardous substances into the environment. Under certain of these laws and regulations, a current or previous owner or operator of property may be liable for the costs of remediating contaminated soil or groundwater on or from its property, without regard to whether the owner or operator knew of, or caused, the contamination, as well as incur liability to third parties impacted by such contamination. The presence of contamination, or failure to remediate it properly, may adversely affect our ability to use, sell or rent property. Under our contractual arrangements with GLPI, including the Master Lease, we will generally be responsible for both past and future environmental liabilities associated with our gaming operations, notwithstanding ownership of the underlying real property having been transferred to GLPI. Furthermore, we are aware that there is or may have been soil or groundwater contamination at certain of our properties resulting from current or former operations. Additionally, certain of the gaming chips used at many gaming properties, including some of ours, have been found to contain some level of lead. Analysis by third parties has indicated the normal handling of the chips does not create a health hazard. We have disposed of a majority of these gaming chips. To date, none of these matters or other matters arising under environmental laws has had a material adverse effect on our business, financial condition, or results of operations; however, there can be no assurance that such matters will not have such an effect in the future.

         The concentration and evolution of the slot machine manufacturing industry could impose additional costs on us.

        A majority of our revenues are attributable to slot machines and related systems operated by us at our gaming facilities. It is important, for competitive reasons, that we offer the most popular and up to date slot machine games with the latest technology to our customers.

        A substantial majority of the slot machines sold in the U.S. in recent years were manufactured by a few select companies, and there has been recent consolidation activity within the gaming equipment sector, including the recent acquisition of WMS Industries Inc. by Scientific Games Corporation, which closed in October 2013, and the recent acquisition of SHFL Entertainment, Inc. by Bally Technologies, Inc. which closed in November 2013.

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

        The Federal Interstate Horseracing Act of 1978, as amended, the West Virginia Race Horse Industry Reform Act and the Pennsylvania Racing Act require that, in order to simulcast races, we have certain agreements with the horse owners and trainers at our West Virginia and Pennsylvania racetracks. In addition, West Virginia requires applicants seeking to renew their gaming license to demonstrate they have an agreement regarding the proceeds of the gaming machines with a representative of a majority of the horse owners and trainers, a representative of a majority of the pari-mutuel clerks and a representative of a majority of the horse breeders.

        At Hollywood Casino at Charles Town Races, we have an agreement with the track's horse owners and trainers that expired on December 31, 2013 and has been extended on a month-to-month basis while negotiations are in progress. Hollywood Casino at Charles Town Races also has an agreement with the breeders that expires on June 30, 2014. Additionally, the pari-mutuel clerks at Charles Town are represented under a collective bargaining agreement with the West Virginia Union of Mutuel Clerks, which expired on December 31, 2010 and has been extended on a month-to-month basis while negotiations are in process.

        Our agreement with the Pennsylvania Thoroughbred Horsemen at Hollywood Casino at Penn National Race Course expires on January 31, 2016. We had a collective bargaining agreement with Local 137 of the Sports Arena Employees at Penn National Race Course with respect to on-track pari-mutuel clerks and admissions personnel which expired on December 31, 2011. In August 2012,

Local 137 of the Sports Arena Employees announced that they entered into a "voluntary supervision" agreement with their international union, Laborers' International Union of North America ("LIUNA") Local 108. We also had an agreement in place with Local 137 of the Sports Arena Employees with respect to pari-mutuel clerks and admission personnel at our OTWs that expired on August 31, 2013. In February 2014, a new agreement with LIUNA Local 108 for on-track and OTWs bargaining units was ratified for three years.

        Our agreement with the Maine Harness Horsemen Association at Bangor Raceway continues through the conclusion of the 2015 racing season. We have agreements with the Ohio Harness Horsemen Association at Raceway Park and the Ohio Horsemen's Protective and Benevolent Association at Beulah Park that expired on December 31, 2013 but are still in effect until new agreements are negotiated. Rosecroft Raceway entered into agreements with the Cloverleaf Standardbred Owners Association ("CSOA") and Maryland Standardbred Breeder's Association ("MSBA") as of July 5, 2011. CSOA's agreement has been extended through December 31, 2014, with extensions through December 31, 2016 at the sole discretion of Rosecroft Raceway. The MSBA agreement has been extended through December 31, 2014. Additionally, Rosecroft Raceway has entered into agreements with the United Food and Commercial Workers Union ("UFCW") Local 27 and the Seafarers Entertainment and Allied Trade Union ("SEATU") for certain bargaining positions at the racetrack. The UFCW Local 27 agreement expires on November 14, 2014 and the SEATU agreement expires on November 30, 2020.

        If we fail to present evidence of an agreement with the horsemen at a track, we will not be permitted to conduct live racing and export and import simulcasting at that track and OTWs and, in West Virginia, our video lottery license may not be renewed. In addition, our simulcasting agreements are subject to the horsemen's approval. If we fail to renew or modify existing agreements on satisfactory terms, this failure could have a material adverse effect on our business, financial condition and results of operations.

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

         Our information technology and other systems are subject to cyber security risk including misappropriation of customer information or other breaches of information security.

        We rely on information technology and other systems to maintain and transmit customer's personal and financial information, credit card settlements, credit card funds transmissions, mailing lists and reservations information. We have taken steps designed to safeguard our customers' confidential personal information and have implemented systems designed to meet all requirements of the Payment Card Industry standards for data protection. However, our information and processes are subject to the ever-changing threat of compromised security, in the form of a risk of potential breach, system failure, computer virus, or unauthorized or fraudulent use by customers, company employees, or employees of third party vendors. The steps we take to deter and mitigate these risks may not be successful, and any resulting compromise or loss of data or systems could adversely impact, operations or regulatory compliance and could result in remedial expenses, fines, litigation, and loss of reputation, potentially impacting our financial results.

Risks Related to the Spin-Off

         If the Spin-Off, together with certain related transactions, does not qualify as a transaction that is generally tax-free for U.S. federal income tax purposes, we could be subject to significant tax liabilities.

        We have received a private letter ruling (the "IRS Ruling") from the IRS substantially to the effect that, among other things, the Spin-Off, together with certain related transactions, will qualify as a transaction that is generally tax-free for U.S. federal income tax purposes under Sections 355 and/or 368(a)(1)(D) of the Internal Revenue Code of 1986, as amended (the "Code"). The IRS Ruling does not address certain requirements for tax-free treatment of the Spin-Off under Section 355, and we received from our tax advisors a tax opinion substantially to the effect that, with respect to such requirements on which the IRS will not rule, such requirements will be satisfied. The IRS Ruling, and the tax opinions that we expect to receive from our tax advisors, relied on and will rely on, among other things, certain representations, assumptions and undertakings, including those relating to the past and future conduct of GLPI's business, and the IRS Ruling and the opinions would not be valid if such representations, assumptions and undertakings were incorrect in any material respect.

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

        Under the tax matters agreement that GLPI entered into with us, GLPI generally is required to indemnify us against any tax resulting from the Spin-Off to the extent that such tax resulted from (1) an acquisition of all or a portion of the equity securities or assets of GLPI, whether by merger or otherwise, (2) other actions or failures to act by GLPI, or (3) any of GLPI's representations or undertakings being incorrect or violated. GLPI's indemnification obligations to Penn and its subsidiaries, officers and directors will not be limited by any maximum amount. If GLPI is required to indemnify Penn or such other persons under the circumstance set forth in the tax matters agreement, GLPI may be subject to substantial liabilities and there can be no assurance that GLPI will be able to satisfy such indemnification obligations.

         Our historical financial information may not be a reliable indicator of future results.

        The historical financial statements included in our previous SEC filings may not reflect what our business, financial position or results of operations will be in the future. In connection with the Spin-Off, significant changes have occurred in our cost structure, financing and business operations as a result of our operation as a stand-alone company separate from GLPI and our entering into transactions with GLPI and its subsidiaries that have not existed historically, including the Master Lease.

         Peter M. Carlino, our Chairman, and David A. Handler, one of our directors, may have actual or potential conflicts of interest because of their positions at GLPI.

        Peter M. Carlino serves as our Chairman and as the Chairman and Chief Executive Officer of GLPI. In addition, David A. Handler, one of our directors, is also a director of GLPI. While we have procedures in place to address such situations, these overlapping positions could create, or appear to create, potential conflicts of interest when our or GLPI's management and directors pursue the same corporate opportunities, such as greenfield development opportunities or potential acquisition targets, or face decisions that could have different implications for us and GLPI. Further, potential conflicts of interest could arise in connection with the resolution of any dispute between us and GLPI (or its subsidiaries) regarding the terms of the agreements governing the separation and the relationship, such as pursuant to the Master Lease, thereafter between us and GLPI. Potential conflicts of interest could also arise if we and GLPI enter into any commercial arrangements with each other in the future.

         The Spin-Off could give rise to disputes or other unfavorable effects, which could have a material adverse effect on our business, financial position or results of operations.

        Disputes with third parties could arise out of the Spin-Off, and we could experience unfavorable reactions to the Spin-Off from employees, shareholders, lenders, ratings agencies, regulators or other interested parties. These disputes and reactions of third parties could lead to additional legal proceedings being instituted against us and those lawsuits could result in settlements or liability for damages which could have a material adverse effect on our business, financial position or results of operations. In addition, disputes between us and GLPI and its subsidiaries could arise in connection with any of the agreements that we entered into with GLPI in connection with the Spin-Off, including the Master Lease, a separation and distribution agreement (the "separation and distribution agreement"), a tax matters agreement, a transition services agreement or other agreements.

         In connection with the Spin-Off, GLPI agreed to indemnify us for certain liabilities. However, there can be no assurance that these indemnities will be sufficient to insure us against the full amount of such liabilities, or that GLPI's ability to satisfy its indemnification obligation will not be impaired in the future.

        Pursuant to the separation and distribution agreement, GLPI has agreed to indemnify us for certain liabilities. However, third parties could seek to hold us responsible for any of the liabilities that GLPI agreed to retain, and there can be no assurance that GLPI will be able to fully satisfy its indemnification obligations. Moreover, even if we ultimately succeed in recovering from GLPI any amounts for which we are held liable, we may be temporarily required to bear these losses while seeking recovery from GLPI.

         A court could deem the distribution in the Spin-Off to be a fraudulent conveyance and void the transaction or impose substantial liabilities upon us.

        If the transaction is challenged by a third party, a court could deem the distribution of GLPI common shares or certain internal restructuring transactions undertaken by us in connection with the Spin-Off to be a fraudulent conveyance or transfer. Fraudulent conveyances or transfers are defined to include transfers made or obligations incurred with the actual intent to hinder, delay or defraud current or future creditors or transfers made or obligations incurred for less than reasonably equivalent value when the debtor was insolvent, or that rendered the debtor insolvent, inadequately capitalized or unable to pay its debts as they become due. In such circumstances, a court could void the transactions or impose substantial liabilities upon us, which could adversely affect our financial condition and our results of operations. Among other things, the court could require our shareholders to return to us some or all of the shares of our common stock issued in the distribution or require us to fund liabilities of other companies involved in the restructuring transactions for the benefit of creditors. Whether a transaction is a fraudulent conveyance or transfer will vary depending upon the laws of the applicable jurisdiction.

         If we and GLPI are treated by the IRS as being under common control, both we and GLPI could experience adverse tax consequences.

        If we and GLPI are treated by the IRS as being under common control, the IRS will be authorized to reallocate income and deductions between us and GLPI to reflect arm's length terms. If the IRS were to successfully establish that rents paid by us to GLPI are excessive, (1) we would be denied a deduction for the excessive portion and (2) we would be subject to a penalty on the portion deemed excessive, each of which could have a material adverse effect on our business, financial position or results of operations. In addition, our shareholders would be deemed to have received a distribution that was then contributed to the capital of GLPI.

Risks Related to Our Capital Structure

         Our substantial indebtedness could adversely affect our financial health and prevent us from fulfilling our obligations under our outstanding indebtedness.

        We incurred a substantial amount of indebtedness, as well as a significant fixed annual rental payment to GLPI, in connection with the Spin-Off. Our substantial indebtedness and additional fixed costs via our rental obligation could have important consequences to our financial health. For example, it could:

  •
  make it more difficult for us to satisfy our obligations with respect to our indebtedness;

  •
  limit our ability to participate in multiple or large development projects, absent additional third party financing;

  •
  increase our vulnerability to general or regional adverse economic and industry conditions or a downturn in our business;

  •
  require us to dedicate a substantial portion of our cash flow from operations to satisfy our rental obligation and debt service, thereby reducing the availability of our cash flow to fund working capital, capital expenditures and other general corporate purposes;

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

        While we intend to finance expansion and renovation projects with existing cash, cash flow from operations and borrowings under our senior secured credit facility, we may require additional financing to support our continued growth. However, depending on then current economic or capital market conditions, our access to capital may not be available on terms acceptable to us or at all. Further, if adverse regional and national economic conditions persist or worsen, we could experience decreased revenues from our operations attributable to decreases in consumer spending levels and could fail to satisfy the financial and other restrictive covenants to which we are subject under our existing indebtedness. Finally, our borrowing costs under our senior secured credit facility are tied to LIBOR.

We currently have no hedges in place to mitigate the impact of higher LIBOR rates and as such significant increases in LIBOR could have a negative impact on our results of operations.

         The availability and cost of financing could have an adverse effect on business.

        We intend to finance some of our current and future expansion, development and renovation projects and acquisitions with cash flow from operations, borrowings under our new senior secured credit facility and equity or debt financings. In connection with the Spin-Off, we entered into approximately $1,550 million of new debt financing, which includes a five year revolving credit facility with a borrowing capacity of $500 million, a five year $500 million Term Loan A facility and a seven year $250 million Term Loan B facility under our new senior secured credit facility and $300 million of 5.875% senior unsecured notes. In addition, following the Spin-Off, we are required by the Master Lease to, in the case of certain expansion projects, or may choose, in the case of other development projects, to provide GLPI the right to provide the financing needed for such purposes. Depending on the state of the credit markets, if we are unable to finance our current or future projects, we could have to seek alternative financing, such as through selling assets, restructuring debt (including the new credit facilities), increasing our reliance on equity financing or seeking additional joint venture partners. Depending on credit market conditions, alternative sources of funds may not be sufficient to finance our expansion, development and/or renovation, or such other financing may not be available on acceptable terms, in a timely manner or at all. In addition, our existing indebtedness contains restrictions on our ability to incur additional indebtedness. If we are unable to secure additional financing, we could be forced to limit or suspend expansion, development and renovation projects and acquisitions, which may adversely affect our business, financial condition and results of operations.

        We have a revolving credit facility with a borrowing capacity of $500 million that expires in 2018 via a bank group that is comprised of various large financial institutions with the top four institutions providing approximately 42% of the facility. If a large percentage of our lenders were to file for bankruptcy or otherwise default on their obligations to us, we could experience decreased levels of liquidity which could have a detrimental impact on our operations, including being able to fund our current project pipeline. There is no certainty that our lenders will continue to remain solvent or fund their respective obligations under our senior secured credit facility.

         Our indebtedness imposes restrictive covenants on us that could limit our operations and lead to events of default if we do not comply with those covenants.

        Our new senior secured credit facility requires us, among other obligations, to maintain specified financial ratios and to satisfy certain financial tests, including interest coverage, senior secured net leverage and total net leverage ratios. In addition, our new credit facility restricts, among other things, our ability to incur additional indebtedness, incur guarantee obligations, repay certain other indebtedness or amend debt instruments, pay dividends, create liens on our assets, make investments, make acquisitions, engage in mergers or consolidations, engage in certain transactions with subsidiaries and affiliates or otherwise restrict corporate activities. In addition, the indenture governing the 5.875% senior unsecured notes restricts, among other things, our ability to incur additional indebtedness (excluding certain indebtedness under our new credit facility), issue certain preferred stock, pay dividends or distributions on our capital stock or repurchase our capital stock, make certain investments, create liens on our assets to secure certain debt, enter into transactions with affiliates, merge or consolidate with another company, transfer and sell assets and designate our subsidiaries as unrestricted subsidiaries. A failure to comply with the restrictions contained in the documentation governing any of our indebtedness, termination of the Master Lease (subject to certain exceptions) or the occurrence of certain defaults under the Master Lease could lead to an event of default thereunder that could result in an acceleration of such indebtedness. Such an acceleration would likely constitute an event of default under our other indebtedness, which event of default could result in all of our debt becoming immediately due and payable and could permit certain of our lenders to foreclose on any of our assets securing such debt.

         To service our indebtedness, we will require a significant amount of cash, which depends on many factors beyond our control.

        We cannot assure you that our business will generate sufficient cash flow from operations or that future borrowings will be available to us under our new senior secured credit facility in amounts sufficient to enable us to fund our liquidity needs, including with respect to our indebtedness. We also may incur indebtedness related to facilities we develop or acquire prior to generating cash flow from those facilities. If those facilities do not provide us with cash flow to service that indebtedness, we will need to rely on cash flow from our other properties, which would increase our leverage. In addition, if we consummate significant acquisitions in the future, our cash requirements may increase significantly. As we are required to satisfy amortization requirements under our new senior secured credit facility or as other debt matures, we may also need to raise funds to refinance all or a portion of our debt. We cannot assure you that we will be able to refinance any of our debt, including our new senior secured credit facility, on attractive terms, commercially reasonable terms or at all. Our future operating performance and our ability to service, extend or refinance our debt will be subject to future economic conditions and to financial, business and other factors, many of which are beyond our control.

         The price of our common stock may fluctuate significantly.

        Our stock price may fluctuate in response to a number of events and factors, such as variations in operating results, actions by various regulatory agencies and legislatures, litigation, operating competition, market perceptions, progress with respect to potential acquisitions, changes in financial estimates and recommendations by securities analysts, the actions of rating agencies, the operating and stock price performance of other companies that investors may deem comparable to us, and news reports relating to trends in our markets or general economic conditions. In addition, our stock price has exhibited increased volatility after the Spin-Off, due in part to the significant change in our corporate structure and management and the decrease in our cash flows.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        None.

ITEM 2.    PROPERTIES

        The following describes our principal real estate properties by segment:

Midwest

        Hollywood Casino Lawrenceburg.    We lease 53 acres in Lawrenceburg, Indiana, a portion of which serves as the dockside embarkation for the gaming vessel, and includes a Hollywood-themed casino riverboat, an entertainment pavilion, a 295-room hotel, two parking garages and an adjacent surface lot. In addition, we lease 53 acres on Route 50 used for remote parking.

        The City of Lawrenceburg is currently constructing a hotel near our Hollywood Casino Lawrenceburg property. By contractual agreement with the City of Lawrenceburg, the hotel will ultimately be operated by a subsidiary of the Company upon completion of construction. Currently slated to include 168 rooms and approximately 18,000 square feet of multipurpose space, the City of Lawrenceburg anticipates an opening date in the second quarter of 2014.

        Hollywood Casino Aurora.    We lease a dockside barge structure and land-based pavilion in Aurora, Illinois. We lease the land, which is 0.4 acres, on which the pavilion is located and a pedestrian walkway bridge. We also lease a parking lot and two parking garages, together comprising over 2 acres.

        Hollywood Casino Joliet.    We lease 276 acres in Joliet, Illinois, which includes a barge-based casino, land-based pavilion, a 100-room hotel, a 1,100 space parking garage, surface parking areas and a recreational vehicle park.

        Argosy Casino Alton.    We lease 3.6 acres in Alton, Illinois, a portion of which serves as the dockside boarding for the Alton Belle II, a riverboat casino. The dockside facility includes an entertainment pavilion and office space, as well as surface parking areas with 1,341 spaces. In addition, we lease a warehouse facility and an office building, consisting of 0.2 acres.

        Hollywood Casino Toledo.    We lease a 44-acre site in Toledo, Ohio, where we opened Hollywood Casino Toledo on May 29, 2012. The property includes the casino as well as structured and surface parking.

        Hollywood Casino Columbus.    We lease 116 acres of land in Columbus, Ohio, where we opened Hollywood Casino Columbus on October 8, 2012. The property includes the casino as well as structured and surface parking.

        Casino Rama.    We do not own any of the land located at or near the casino or Casino Rama's facilities and equipment. The OLGC has a long-term ground lease with an affiliate of the Rama First Nation, for the land on which Casino Rama is situated. Under the Agreement, CHC Casinos and CRC Holdings, Inc. have been granted full access to Casino Rama during the term of the Agreement to perform the management services under the Agreement. The Casino Rama facilities are located on 61 acres.

        Hollywood Gaming at Dayton Raceway.    We will lease 119 acres on the site of an abandoned Delphi Automotive plant in Dayton, Ohio, where we plan on relocating Raceway Park.

        Hollywood Gaming at Mahoning Valley Race Course.    We will lease 193 acres in Austintown, Ohio, where we plan on relocating Beulah Park.

East/West

        Hollywood Casino at Charles Town Races.    We lease 300 acres on various parcels in Charles Town and Ranson, West Virginia of which 155 acres comprise Hollywood Casino at Charles Town Races. The facility includes a 153-room hotel and a 3/4-mile all-weather lighted thoroughbred racetrack, a training track, two parking garages, an employee parking lot, an enclosed grandstand/clubhouse and housing facilities for over 1,300 horses.

        Hollywood Casino at Penn National Race Course.    We lease 574 acres in Grantville, Pennsylvania, where Penn National Race Course is located on 181 acres. The facility includes a one-mile all-weather lighted thoroughbred racetrack and a 7/8-mile turf track, a parking garage and surface parking spaces. The property also includes 393 acres surrounding the Penn National Race Course that are available for future expansion or development.

        M Resort.    We lease 88 acres on the southeast corner of Las Vegas Boulevard and St. Rose Parkway in Henderson, Nevada, where the M Resort is located. The M Resort property includes a 390-room hotel, a 4,700 space parking facility, and other facilities. We also lease 4 acres of land which is part of the property.

        Hollywood Casino Bangor.    We lease the land on which the Hollywood Casino Bangor facility is located in Bangor, Maine, which consists of over 9 acres, and includes a 152-room hotel and four-story parking. In addition, we lease 25 acres located at historic Bass Park, which is adjacent to the facility, which includes a one-half mile standardbred racetrack and a grandstand with over 12,000 square feet and seating for 3,500 patrons.

        Zia Park Casino.    Our casino adjoins the racetrack and is located on 317 acres that we lease in Hobbs, New Mexico. The property includes a one-mile quarter/thoroughbred racetrack. We have begun construction of a new hotel, budgeted at $26.2 million, which is expected to open in the fourth quarter of 2014 and will include 150 rooms, six suites, a board/meeting room, exercise/fitness facilities and a breakfast venue.

Southern Plains

        Hollywood Casino Bay St. Louis.    We lease 580 acres in the city of Bay St. Louis, Mississippi, including a 20-slip marina. The property includes a land-based casino, 18-hole golf course, a 291-room hotel, and other facilities.

        Argosy Casino Riverside.    We lease 41 acres in Riverside, Missouri, which includes a barge-based casino, a 258-room luxury hotel, an entertainment/banquet facility and a parking garage. We also lease 6.8 acres which is primarily used for overflow parking.

        Hollywood Casino Tunica.    We lease 68 acres of land in Tunica, Mississippi. The property includes a single-level casino, a 494-room hotel, surface parking and other land-based facilities.

        Boomtown Biloxi.    We lease 18.2 acres, most of which is utilized for the gaming location. We also lease 5 acres of submerged tidelands at the casino site from the State of Mississippi, 3.6 acres for parking, 1.2 acres of land mostly used for parking and welcome center, and 0.4 acres of undeveloped land, as well as the barge on which the casino is located and all of the land-based facilities.

        Argosy Casino Sioux City.    We lease 4.1 acres for the landing rights and parking, which includes the dockside embarkation for the Argosy IV, a riverboat casino. We lease the Argosy IV and adjacent barge facilities as well as lease 0.4 acres primarily used for employee parking.

        Hollywood Casino at Kansas Speedway.    Through our joint venture with International Speedway, we own 101 acres in which Hollywood Casino sits on Turn Two of the Kansas Speedway.

        Hollywood Casino St. Louis.    We lease 248 acres along the Missouri River in Maryland Heights, Missouri, which includes a 502-room hotel and structure and surface parking.

Other

        Raceway Park.    We own 92 acres in Toledo, Ohio, where Raceway Park is located. The property includes a 5/8-mile standardbred race track, a clubhouse and a grandstand.

        Beulah Park.    We own 210 acres in Grove City, Ohio, just outside of Columbus, Ohio. The property includes a thoroughbred racing facility, a grandstand, outdoor paddock and a clubhouse building.

        Rosecroft.    Rosecroft Raceway is situated on 125 acres, which we own. The Rosecroft facility features a 5/8-mile standardbred race track with a seven race paddock, a 53,000 square foot grandstand building, and a 96,000 square foot three story clubhouse building.

        Sanford-Orlando Kennel Club.    We own 26 acres in Longwood, Florida where Sanford-Orlando Kennel Club is located. The property includes a 1/4-mile racing surface, a clubhouse dining facility and a main grandstand building. Kennel facilities for up to 1,300 greyhounds are located at a leased location approximately 1/2 mile from the racetrack enclosure.

        Freehold Raceway.    Through our joint venture in Pennwood, we own a 51-acre site in Freehold, New Jersey, where Freehold Raceway is located. The property features a half-mile standardbred race track and a grandstand. In addition, through our joint venture in Pennwood, we own a 10-acre site in Cherry Hill, New Jersey, which is currently undeveloped.

        Sam Houston Race Park and Valley Race Park.    Through our joint venture with MAXXAM, we own 322 acres at Sam Houston Race Park and 71 acres at Valley Race Park. Sam Houston Race Park includes a one-mile dirt track and a 7/8-mile turf track as well as a 226,000 square foot grandstand and pavilion centre. Valley Race Park features 118,216 of property square footage as a dog racing and simulcasting facility located in Harlingen, Texas.

        Off-track Wagering Facilities.    The following is a list of our three OTWs, which are leased, and their locations:

Location	Approx. Size (Square Ft.)	Owned/Leased	Date Opened
Reading, PA	22,500	Leased	May 1992
York, PA	25,590	Leased	March 1995
Lancaster, PA	24,000	Leased	July 1996

        In addition, through our joint venture in Pennwood, we own 50% of a leased OTW in Toms River, New Jersey, that has 28,160 square feet.

        Corporate.    We lease 49,928 square feet of executive office and warehouse space for buildings in Wyomissing, Pennsylvania from affiliates of Peter Carlino, the Chairman of our Board of Directors.

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

        Gaming licenses in Iowa are typically issued jointly to a gaming operator and a local charitable organization known as a QSO. The agreement between the Company's gaming operator subsidiary in Iowa, Belle, and its QSO, MRHD, expired in early July 2012. On July 12, 2012, when presented with an extension of the Company's QSO/operating agreement for the Sioux City facility through March 2015, the IRGC failed to approve the extension and urged a shorter extension. In mid-August 2012, MRHD offered a revised contract to the Company that would require a yearly renewal from the IRGC and stated that MRHD would be able to continue searching for an operator for a new land-based casino. The Company rejected this contract offer and, at the August 23, 2012 IRGC meeting, urged the IRGC to reconsider the original extension agreement through March 2015. The IRGC did not act on this request and concluded that the casino could continue to operate without an effective operating agreement. The IRGC also announced at the July 12, 2012 meeting the schedule for requests for proposals for a new land-based Woodbury County casino. The Company submitted two proposals for a new gaming and entertainment destination in Woodbury County for the IRGC's consideration. On April 18, 2013, the IRGC awarded the license to another gaming operator. In August 2013, the IRGC formally denied the Company's application for a standard, one-year renewal of its state license; however, the IRGC affirmed its intention to permit the Company to continue operations at its Sioux City facility until such time as the new casino opens to the public, but not beyond. Therefore, there can be no assurance that this facility will remain open through 2014.The Belle has filed four petitions challenging the IRGC's actions, namely its refusing to consider the Belle's request to replace MRHD with another non-profit partner and opening up the gaming license to bidding for a land-based casino, its failure to approve the 2015 extension agreement and any extension, its announcing a process would be instituted to revoke the Belle's license, and its selection of another gaming operator. The four separate petitions, filed on July 6, 2012, August 10, 2012, September 21, 2012 and May 17, 2013, are pending in the Iowa District Court in Polk County, Iowa and have now been consolidated into one proceeding to be tried in 2014. The Company contends that the IRGC violated the Belle's constitutional rights, Iowa State law, and its own rules and regulations in the actions the IRGC has taken against the Belle and its license.

        In addition, on September 26, 2013, the Belle requested an administrative proceeding to contest the IRGC's decision not to renew the Belle's license. This contested case proceeding is expected to be heard by the IRGC in early March 2014. The Belle's grounds for contesting revocation are that the Belle has a valid extension agreement with MRHD in place that the IRGC has refused to approve, and, additionally, the Belle has a second operating agreement with another QSO that the IRGC has refused to approve.

        Also, on September 21, 2013, the Company filed a motion against the IRGC asking the court to stay development of the new casino, which started construction in July 2013, until the Company's litigation against the IRGC is resolved. On December 10, 2013, a judge granted this motion and suspended the other gaming operator's state license until the litigation against the IRGC is resolved. On December 19, 2013, the Iowa Supreme Court stayed the December 10, 2013 order and after briefing, remanded the case to determine whether the stay should stay in place. On February 15, 2014, the trial court determined that the stay should not remain in place.

        In a separate proceeding, the Belle has filed suit against MRHD for breach of contract, seeking to enjoin MRHD from disavowing the 2015 extension agreement it signed and seeking to enforce the exclusivity obligations in the agreement. A request for a preliminary injunction was denied on October 29, 2012. A trial date has not been set.

        On October 21, 2011, the Ohio Roundtable filed a complaint in the Court of Common Pleas in Franklin County, Ohio against a number of defendants, including the Governor, the Ohio Lottery Commission and the Ohio Casino Control Commission. The complaint alleges a variety of substantive and procedural defects relative to the approval and implementation of video lottery terminals as well as several counts dealing with the taxation of standalone casinos. As intervenors, we, along with the other two casinos in Ohio, filed motions for judgment on the pleadings to supplement the position of the Racing Commission. In May 2012, the complaint was dismissed; however, the plaintiffs filed an appeal and oral arguments were held on January 17, 2013. In March 2013, the Ohio appeals court upheld the ruling. The decision of the appeals court was appealed to the Ohio Supreme Court by the plaintiffs on April 30, 2013 and the Ohio Supreme Court has elected to accept the appeal. The Ohio Supreme Court has stayed the appeal until it first rules in another matter with related issues. Oral arguments in the other matter were heard on November 6, 2013 but a decision has not yet been issued.

        In addition, the Ohio Racing Commission's decision to permit Raceway Park to relocate its Toledo racetrack to Dayton has been challenged in the Franklin County Court of Common Pleas by Lebanon Trotting Club, Inc., the prior owner of a neighboring racetrack. The Ohio Racing Commission and Raceway Park have filed briefs requesting the Court to uphold the Racing Commission's decision.

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

 PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Range of Market Price

        Our common stock is quoted on the NASDAQ Global Select Market under the symbol "PENN." The following table sets forth for the periods indicated the high and low sales prices per share of our common stock as reported on the NASDAQ Global Select Market. The prices set forth in the table below have been adjusted to reflect the impact of the Spin-Off which occurred on November 1, 2013.

	High	Low
2013
1/1/13-3/31/13	$12.33	$10.61
4/1/13-6/30/13	13.54	11.23
7/1/13-9/30/13	12.98	11.01
10/1/13-12/31/13	13.34	12.24
2012
1/1/12-3/31/12	$10.16	$8.41
4/1/12-6/30/12	10.52	9.20
7/1/12-9/30/12	10.25	8.36
10/1/12-12/31/12	11.75	8.36

        The closing sale price per share of our common stock on the NASDAQ Global Select Market on February 21, 2014 was $11.61. As of February 21, 2014, there were approximately 527 holders of record of our common stock.

Dividend Policy

        Since our initial public offering of common stock in May 1994, we have not paid any cash dividends on our common stock. We intend to retain all of our earnings to finance the development of our business, and thus, do not anticipate paying cash dividends on our common stock for the foreseeable future. Payment of any cash dividends in the future will be at the discretion of our Board of Directors and will depend upon, among other things, our future earnings, operations and capital requirements, our general financial condition and general business conditions. In addition, our senior secured credit facility and senior notes restrict, among other things, our ability to pay dividends. In addition, future financing arrangements may prohibit the payment of dividends under certain conditions.

Stock Repurchase

        We did not repurchase any shares of our common stock in the fourth quarter of 2013.

        On October 11, 2013, the Company completed its previously disclosed exchange and repurchase transactions with FIF V PFD LLC ("Fortress"), which is an affiliate of Fortress Investment Group LLC, and certain affiliates of Centerbridge Capital Partners, L.P. (collectively, "Centerbridge"). In the transactions, on October 11, 2013, Penn (i) issued 14,553 shares of its Series C preferred stock to Fortress in exchange for all of the 9,750 shares of Penn's Series B preferred stock held by Fortress, (ii) repurchased 5,929 of its Series C preferred stock from Fortress for cash consideration of $397.2 million and (iii) repurchased all of the 2,300 shares of Penn's Series B preferred stock held by Centerbridge for cash consideration of $230.0 million. As a result of this transaction, there are no longer outstanding any shares of Penn's Series B preferred stock.

        Subject to the terms and conditions of the Statement with Respect to Shares of Series C Convertible Preferred Stock, the 8,624 remaining shares of Series C preferred stock held by Fortress are convertible into 8,624,000 shares of Penn common stock.

ITEM 6.    SELECTED FINANCIAL DATA

        The following selected consolidated financial and operating data for the five-year period ended December 31, 2013 is derived from our consolidated financial statements that have been audited by Ernst & Young LLP, an independent registered public accounting firm. The selected consolidated financial and operating data should be read in conjunction with our consolidated financial statements and notes thereto, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the other financial information included herein.

	Year Ended December 31,
	2013(1)	2012(2)	2011	2010(3)	2009(4)
	(in thousands, except per share data)
Income statement data:(5)
Net revenues	$2,918,754	$2,899,465	$2,742,257	$2,459,111	$2,369,275
Total operating expenses	3,690,726	2,456,876	2,242,676	2,305,885	2,563,873

(Loss) income from operations	(771,972)	442,589	499,581	153,226	(194,598)
Total other expenses	(143,905)	(78,063)	(110,349)	(148,708)	(133,283)

(Loss) income from operations before income taxes	(915,877)	364,526	389,232	4,518	(327,881)
Income tax (benefit) provision	(121,538)	152,555	146,881	66,178	(60,468)

Net (loss) income including noncontrolling interests	(794,339)	211,971	242,351	(61,660)	(267,413)
Less: Net loss attributable to noncontrolling interests	—	—	—	(2,193)	(2,465)

Net (loss) income attributable to the shareholders of Penn National Gaming, Inc. and subsidiaries	$(794,339)	$211,971	$242,351	$(59,467)	$(264,948)

Per share data:
Basic (loss) earnings per common share	$(10.17)	$2.24	$2.52	$(0.76)	$(3.39)
Diluted (loss) earnings per common share	$(10.17)	$2.04	$2.26	$(0.76)	$(3.39)
Weighted shares outstanding—Basic(6)	78,111	76,345	77,991	78,079	78,122
Weighted shares outstanding—Diluted(6)	78,111	103,804	107,051	78,079	78,122
Other data:
Net cash provided by operating activities	$440,802	$507,189	$567,365	$493,178	$338,246
Net cash used in investing activities	(414,957)	(1,188,487)	(338,802)	(736,758)	(262,659)
Net cash provided by (used in) financing activities	6,683	703,325	(236,508)	(223,153)	(108,747)
Depreciation and amortization	298,326	245,348	211,476	212,387	194,436
Interest expense	97,092	81,440	99,564	130,215	134,984
Capital expenditures	199,913	472,985	293,081	362,955	289,551
Balance sheet data:
Cash and cash equivalents	$292,995	$260,467	$238,440	$246,385	$713,118
Total assets	2,183,991	5,644,057	4,606,346	4,462,879	4,712,616
Total debt	1,050,792	2,730,570	2,043,165	2,171,123	2,334,777
Shareholders' equity	758,400	2,250,929	1,971,631	1,777,766	1,852,076

(1)
Primarily as of result of the Spin-Off, we recorded pre-tax impairment charges of $1,058.4 million ($842.9 million, net of taxes) during the year ended December 31, 2013. In addition, as a result of a new gaming license being awarded for the development of an additional casino in Sioux City, Iowa to another applicant in April 2013, we recorded a pre-tax impairment charge of $71.8 million

  ($70.5 million, net of taxes) for Argosy Casino Sioux City during the year ended December 31, 2013. Additionally, in conjunction with the relocation of our two racetracks in Ohio, we recorded a pre-tax impairment charge of $2.2 million ($1.4 million, net of taxes) during the year ended December 31, 2013. Furthermore, for 2013, we incurred a $61.7 million loss on the early extinguishment of debt and transaction costs associated with the Spin-Off of $28.8 million.

(2)
During the year ended December 31, 2012, we incurred non-deductible lobbying costs of $45.1 million associated with our unsuccessful efforts to oppose an expansion of gaming in the state of Maryland and transaction costs associated with the Spin-Off of $7.1 million.

(3)
As a result of decreased earning projections resulting from an anticipated increase in competition from the scheduled opening of a $445 million casino in the second half of 2011 in Des Plaines, Illinois, as well as continued challenging market conditions in the Chicagoland regional market, we recorded a pre-tax goodwill impairment charge of $188.8 million ($173.0 million, net of taxes) related to our Aurora and Joliet properties during the year ended December 31, 2010. As a result of the May 2010 statewide election, whereby the voters determined that our casino in Columbus could be located at the site of the former Delphi Automotive plant along Columbus's West Side, we reclassified the land that we had previously purchased in the Arena District site that had been originally approved for our casino as held for sale and recorded a pre-tax impairment charge of $31.3 million ($20.1 million, net of taxes). Additionally, during the year ended December 31, 2010, we wrote-off the trademark intangible asset associated with the Argosy acquisition for $4.4 million ($2.8 million, net of taxes) due to management's strategy to transition Argosy properties to the Hollywood Casino brand.

(4)
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

(6)
Since we reported a loss from operations for the years ended December 31, 2013, 2010 and 2009, we were required to use basic weighted-average common shares outstanding, rather than diluted weighted-average common shares outstanding, when calculating diluted loss per share for those periods.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our Operations

        We are a leading, diversified, multi-jurisdictional owner and manager of gaming and pari-mutuel properties. As of December 31, 2013, we owned, managed, or had ownership interests in twenty-six facilities in the following seventeen jurisdictions: Florida, Illinois, Indiana, Iowa, Kansas, Maine, Maryland, Mississippi, Missouri, Nevada, New Jersey, New Mexico, Ohio, Pennsylvania, Texas, West Virginia, and Ontario. On July 1, 2013, we sold our Bullwhackers property located in Colorado and no longer have any operations in that state. Additionally, as a result of the Spin-Off, Hollywood Casino Baton Rouge in Louisiana and Hollywood Casino Perryville in Maryland were contributed to GLPI. We believe that our portfolio of assets provides us with geographically diversified cash flow from operations.

        We have made significant acquisitions in the past, and expect to continue to pursue additional acquisition and development opportunities in the future. In 1997, we began our transition from a pari-mutuel company to a diversified gaming company with the acquisition of the Charles Town property and the introduction of video lottery terminals in West Virginia. Since 1997, we have continued to expand our gaming operations through strategic acquisitions, greenfield projects, and property expansions. We, along with our joint venture partner, opened Hollywood Casino at Kansas Speedway on February 3, 2012 and in Ohio, we opened our Hollywood Casino Toledo facility on May 29, 2012 and our Hollywood Casino Columbus facility on October 8, 2012. In addition, on November 2, 2012, we acquired Harrah's St. Louis facility, which has been rebranded as Hollywood Casino St. Louis. We are in the process of constructing two facilities in Dayton and Austintown, Ohio that will feature approximately 1,000 and 850 video lottery terminals, respectively, as well as various restaurants, bars, and other amenities. We expect to open these facilities in the second half of 2014.

        The vast majority of our revenue is gaming revenue, derived primarily from gaming on slot machines (which represented approximately 83% and 84% of our gaming revenue in 2013 and 2012, respectively) and to a lesser extent, table games, which is highly dependent upon the volume and spending levels of customers at our properties. Other revenues are derived from our management service fee from Casino Rama, our transition service fees from GLPI, our hotel, dining, retail, admissions, program sales, concessions and certain other ancillary activities, and our racing operations. Our racing revenue includes our share of pari-mutuel wagering on live races after payment of amounts returned as winning wagers, our share of wagering from import and export simulcasting, and our share of wagering from our OTWs.

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

        On November 1, 2013, Penn effected the Spin-Off by distributing one share of common stock of GLPI to the holders of Penn common stock and Series C Preferred Stock for every share of Penn common stock and every 1/1000th of a share of Series C Preferred Stock that they held at the close of business on October 16, 2013, the record date for the Spin-Off. Additionally, Peter M. Carlino and the PMC Delaware Dynasty Trust dated September 25, 2013, a trust for the benefit of Mr. Carlino's children, also received additional shares of GLPI common stock, in exchange for shares of Penn common stock that they transferred to Penn immediately prior to the Spin-Off, and Mr. Carlino exchanged certain options to acquire Penn common stock for options to acquire GLPI common stock having the same aggregate intrinsic value. Penn engaged in these exchanges with Mr. Carlino and his related trust to ensure that each member of the Carlino family beneficially owns 9.9% or less of the outstanding shares of Penn common stock following the Spin-Off, so that GLPI can qualify to be taxed as a REIT for U.S. federal income tax purposes.

        In addition, the Company contributed substantially all of the assets and liabilities associated with Penn's real property interests and real estate development business, as well as the assets and liabilities of the TRS Properties, to GLPI through a series of internal corporate restructurings. As a result of the Spin-Off, GLPI owns substantially all of Penn's former real property assets and leases back most of those assets to Penn for use by its subsidiaries, under the Master Lease (which has a 15 year initial term as well as four 5 year renewals, which are at Penn's option) and GLPI also owns and operates the TRS Properties through its TRS. Penn continues to operate the leased gaming facilities, hold the associated gaming licenses and owns and operates other assets, including the Casino Rama casino management contract, the 50% joint venture interest in Hollywood Casino at Kansas Speedway, seven non-casino racetracks and gaming equipment.

        The Company incurred transaction costs of $28.8 million, $7.1 million and $4.3 million for the years ended December 31, 2013, 2012 and 2011, respectively, associated with the Spin-Off, which are included in general and administrative expenses within the consolidated statements of operations.

        The Company has received a private letter ruling from the IRS relating to the tax treatment of the separation and the qualification of GLPI as a REIT. The private letter ruling is subject to certain qualifications and based on certain representations and statements made by the Company and certain of its shareholders. If such representations and statements are untrue or incomplete in any material respect (including as a result of a material change in the transaction or other relevant facts), the Company may not be able to rely on the private letter ruling. The Company has received opinions from outside counsel regarding certain aspects of the transaction that are not covered by the private letter ruling.

Segment Information

        We have aggregated our properties into three reportable segments: (i) Midwest, (ii) East/West, and (iii) Southern Plains, which is consistent with how our CODM reviews and assesses our financial performance.

        The Midwest reportable segment consists of the following properties: Hollywood Casino Lawrenceburg, Hollywood Casino Aurora, Hollywood Casino Joliet, Argosy Casino Alton, Hollywood Casino Toledo, which opened on May 29, 2012, and Hollywood Casino Columbus, which opened on October 8, 2012. It also includes our Casino Rama management service contract and the Mahoning Valley and Dayton Raceway projects in Ohio, which we anticipate completing in 2014.

        The East/West reportable segment consists of the following properties: Hollywood Casino at Charles Town Races, Hollywood Casino Bangor, Hollywood Casino at Penn National Race Course, Zia Park Casino, and the M Resort. It also included Hollywood Casino Perryville, which, as part of the Spin-Off, was contributed to GLPI on November 1, 2013.

        The Southern Plains reportable segment consists of the following properties: Argosy Casino Riverside, Argosy Casino Sioux City, Hollywood Casino Tunica, Hollywood Casino Bay St. Louis, Boomtown Biloxi, Hollywood Casino St. Louis (formerly Harrah's St. Louis, which was acquired from Caesars Entertainment on November 2, 2012), and includes our 50% investment in Kansas Entertainment, which owns the Hollywood Casino at Kansas Speedway that opened on February 3, 2012. It also included Hollywood Casino Baton Rouge, which, as part of the Spin-Off, was contributed to GLPI on November 1, 2013.

        The Other category consists of our standalone racing operations, namely Beulah Park, Raceway Park, Rosecroft Raceway, Sanford-Orlando Kennel Club, and our joint venture interests in Sam Houston Race Park, Valley Race Park and Freehold Raceway. It also included our joint venture interest in the Maryland Jockey Club which was sold in July 2011 and our Bullwhackers property which was sold in July 2013. If we are successful in obtaining gaming operations at these locations, they would be assigned to one of our regional executives and reported in their respective reportable segment. The Other category also includes our corporate overhead operations which does not meet the definition of an operating segment under ASC 280.

        In January 2014, we named Jay Snowden Chief Operating Officer and the Company decided in connection with this decision to re-align its reporting structure. Starting in 2014, our reportable segments will be: (i) East/Midwest, (ii) West, and (iii) Southern Plains. Specifically, Hollywood Casino at Charles Town Races, Hollywood Casino Bangor, and Hollywood Casino at Penn National Race Course (previously in our East/West segment) will become part of the East/Midwest segment, and Hollywood Casino Aurora, Hollywood Casino Joliet, and Argosy Casino Alton (previously in our Midwest segment) will become part of the Southern Plains segment. Our West segment will consist of Zia Park Casino and the M Resort, as well as the Jamul development project which we anticipate completing in early 2016. Once this re-alignment is completed, we will reclassify prior year amounts to conform to our new reporting structure in accordance with ASC 280.

Executive Summary

        Continued sluggish economic conditions and the expansion of newly constructed gaming facilities continue to impact the overall domestic gaming industry as well as our operating results. We believe that current economic conditions, including, but not limited to, a weak economic recovery, low levels of consumer confidence, and higher taxes, have resulted in reduced levels of discretionary consumer spending compared to historical levels. Additionally, the expansion of newly constructed gaming facilities has increased competition in many of our regional markets.

        We operate a highly geographically diversified portfolio of new and well maintained regional gaming facilities. This has allowed us to develop what we believe to be a solid base for future growth opportunities. We have also made investments in joint ventures that we believe may allow us to capitalize on additional gaming opportunities in certain states if legislation or referenda are passed that permit and/or expand gaming in these jurisdictions and we are selected as a licensee.

Financial Highlights:

        We reported net revenues and a loss from operations of $2,918.8 million and $772.0 million, respectively, for the year ended December 31, 2013, compared to net revenues and income from operations of $2,899.5 million and $442.6 million, respectively, for the corresponding period in the prior year. The major factors affecting our results for the year ended December 31, 2013, as compared to the year ended December 31, 2012, were:

  •
  Pre-tax goodwill and other intangible assets impairment charges of $1,058.4 million in connection with the Spin-Off during the three month period ended December 31, 2013.

  •
  A pre-tax goodwill and other intangible asset impairment charge of $71.8 million for Argosy Casino Sioux City during the three month period ended June 30, 2013.

  •
  Rental expense for real property assets leased from GLPI associated with the Spin-Off of $69.5 million for the year ended December 31, 2013.

  •
  Contribution of Hollywood Casino Perryville and Hollywood Casino Baton Rouge to GLPI on November 1, 2013.

  •
  The partial opening of a casino complex at the Arundel Mills mall in Maryland in June 2012 and its second phase opening in mid-September 2012, which negatively impacted Hollywood Casino at Charles Town Races and Hollywood Casino Perryville in our East/West segment. This additional competition was the primary reason these properties' net revenues declined by $94.0 million and $24.8 million, respectively, for the year ended December 31, 2013, compared to the corresponding period in the prior year.

  •
  The opening of Hollywood Casino Toledo on May 29, 2012 in our Midwest segment, which generated $198.4 million of net revenues for the year ended December 31, 2013, as compared to $129.3 million for the corresponding period in the prior year.

  •
  The opening of Hollywood Casino Columbus on October 8, 2012 in our Midwest segment, which generated $228.4 million of net revenues for the year ended December 31, 2013, as compared to $62.1 million for the corresponding period in the prior year.

  •
  New competition in our Midwest segment for Hollywood Casino Lawrenceburg, namely the March 4, 2013 opening of a casino in Cincinnati, Ohio, the opening on June 1, 2012 of a new racino in Columbus, Ohio, as well as our Columbus casino. This led to a decline in Hollywood Casino Lawrenceburg's net revenues of $133.2 million for the year ended December 31, 2013, compared to the corresponding period in the prior year.

  •
  The acquisition of Harrah's St. Louis facility, now known as Hollywood Casino St. Louis, on November 2, 2012 in our Southern Plains segment, which generated $216.7 million of net revenues for the year ended December 31, 2013, as compared to $35.9 million for the corresponding period in the prior year.

  •
  The opening of a new riverboat casino and hotel in Baton Rouge, Louisiana on September 1, 2012, which negatively impacted Hollywood Casino Baton Rouge in our Southern Plains segment. This was the primary reason this property's net revenues declined by $45.0 million for the year ended December 31, 2013, compared to the corresponding period in the prior year.

  •
  Lobbying efforts in Maryland related to our opposition to the November 2012 gaming referendum for $45.1 million and a $6.4 million legal accrual for our Cherokee County, Kansas litigation for the year ended December 31, 2012, which is included in the Other segment and is included in general and administrative expense within the consolidated statement of operations.

  •
  Higher legal, consulting and other fees related to the pursuit of potential opportunities, including the Spin-Off transaction, of $28.1 million for the year ended December 31, 2013, as compared to the corresponding period in the prior year.

  •
  A $61.7 million loss on the early extinguishment of debt related to debt issuance costs write-offs for the 2013 refinancing of our senior secured credit facility and redemption of the $325 million 8 3/4% senior subordinated notes, the call premium on the $325 million 8 3/4% senior subordinated notes of $34.7 million, and the write-off of the discount on the Term Loan B facility of the previous senior secured credit facility.

  •
  We had a net loss of $794.3 million for the year ended December 31, 2013, as compared to net income of $212.0 million for the corresponding period in the prior year, primarily due to the variances discussed above, as well as increased depreciation expense offset by an income tax benefit.

Segment Developments:

        The following are recent developments that have had or will have an impact on us by segments:

Midwest

  •
  In March 2012, we announced that we had entered into a non-binding memorandum of understanding (the "MOU") with the State of Ohio that establishes a framework for relocating our existing racetracks in Toledo and Grove City to Dayton and Austintown (located in the Mahoning Valley), respectively, where we intend to develop new integrated racing and gaming facilities. Pursuant to this arrangement, the Ohio Lottery Commission would retain 33.5% of video lottery terminal revenues (exclusive of the horsemen's share). In addition, the MOU restricts any other gaming facility from being located within 50 miles of our Columbus and Toledo casinos, as well as our relocated racetracks, with certain exceptions. In mid-June 2013, the definitive agreement between the Company and the State of Ohio that memorialized the MOU was signed. In June 2012, we announced that we had filed applications with the Ohio Lottery Commission for Video Lottery Sales Agent Licenses for our Ohio racetracks, and with the Ohio State Racing Commission for permission to relocate the racetracks. The new Austintown facility, which will be a thoroughbred track and feature approximately 850 video lottery terminals, will be located on 193 acres in Austintown's Centrepointe Business Park near the intersection of Interstate 80 and Ohio Route 46. The Dayton facility, which will be a standardbred track and feature approximately 1,000 video lottery terminals, will be located on 119 acres on the site of an abandoned Delphi Automotive plant near Wagner Ford and Needmore roads in North Dayton. On May 1, 2013, the Company received approval from the

    Ohio Racing Commission for our relocation plans for each new racetrack and video lottery terminal facility and expects both to open in the second half of 2014. The opening of our Dayton facility may have an adverse impact on our Hollywood Casino Columbus facility. See the section entitled "Liquidity and Capital Resources—Capital Expenditures" below for further details.

  •
  On October 21, 2011, the Ohio Roundtable filed a complaint in the Court of Common Pleas in Franklin County, Ohio against a number of defendants, including the Governor, the Ohio Lottery Commission and the Ohio Casino Control Commission. The complaint alleges a variety of substantive and procedural defects relative to the approval and implementation of video lottery terminals as well as several counts dealing with the taxation of standalone casinos. As intervenors, we, along with the other two casinos in Ohio, filed motions for judgment on the pleadings to supplement the position of the Racing Commission. In May 2012, the complaint was dismissed; however, the plaintiffs filed an appeal and oral arguments were held on January 17, 2013. In March 2013, the Ohio appeals court upheld the ruling. The decision of the appeals court was appealed to the Ohio Supreme Court by the plaintiffs on April 30, 2013 and the Ohio Supreme Court has elected to accept the appeal. The Ohio Supreme Court has stayed the appeal until it first rules in another matter with related issues. Oral arguments in the other matter were heard on November 6, 2013 but a decision has not yet been issued. In addition, the Ohio Racing Commission's decision to permit Raceway Park to relocate its Toledo racetrack to Dayton has been challenged in the Franklin County Court of Common Pleas by Lebanon Trotting Club, Inc., the prior owner of a neighboring racetrack. The Ohio Racing Commission and Raceway Park have filed briefs requesting the Court to uphold the Racing Commission's decision.

  •
  On March 4, 2013, a new casino in Cincinnati, Ohio opened, which has had and will continue to have a negative impact on Hollywood Casino Lawrenceburg's financial results. In addition, on June 1, 2012, a new racino at Scioto Downs in Columbus, Ohio opened, which competes aggressively in the same market as Hollywood Casino Columbus and has also negatively impacted Hollywood Casino Lawrenceburg. Additionally, a racino at Lebanon Raceway opened in mid-December 2013 while a racino at River Downs is expected to open in early 2014. We anticipate the opening of these new racinos will have a further adverse impact on Hollywood Casino Lawrenceburg and we anticipate that the Lebanon Raceway facility will also have a negative impact on Hollywood Casino Columbus.

East/West

  •
  Hollywood Casino at Charles Town Races, Hollywood Casino Perryville (which was contributed to GLPI in connection with the Spin-Off) and, to a lesser extent, Hollywood Casino at Penn National Race Course faced increased competition and their results have been negatively impacted by the opening of a casino complex, Maryland Live!, at the Arundel Mills mall in Anne Arundel, Maryland. The casino opened on June 6, 2012 with approximately 3,200 slot machines and significantly increased its slot machine offerings by mid-September 2012 to approximately 4,750 slot machines. In addition, the Anne Arundel facility opened table games on April 11, 2013 and opened a 52 table poker room in late August 2013, which has negatively impacted Hollywood Casino at Charles Town Races, Hollywood Casino Perryville and Hollywood Casino at Penn National Race Course.

  •
  In November 2012, voters approved legislation authorizing a sixth Maryland casino in Prince George's County and the ability to add table games to Maryland's five existing and planned casinos. On March 5, 2013, table games were opened at Hollywood Casino Perryville. The new law also changes the tax rate casino operators pay the state, varying from casino to casino, allows all casinos in Maryland to be open 24 hours per day for the entire year, and permits casinos to directly purchase slot machines in exchange for gaming tax reductions. In May 2013, three different bidders, including the Company, submitted proposals for a Prince George's County casino. In December 2013, the license was granted to another bidder. The proposed $925 million casino, which can not open until July 2016 or 30 months after the casino being built in Baltimore opens, will adversely impact our financial results as it will create additional competition for Hollywood Casino at Charles Town Races.

  •
  On April 5, 2013, we announced that, subject to final NIGC approval, we and the Jamul Tribe have entered into definitive agreements (including management, development, branding and lending arrangements), to jointly develop a Hollywood Casino-branded casino and resort on the Jamul Tribe's trust land in San Diego County, California. The proposed facility is located approximately 20 miles east of downtown San Diego. The proposed $360 million development will include a three-story gaming and entertainment facility of approximately 200,000 square feet featuring over 1,700 slot machines, 50 live table games, including poker, multiple restaurants, bars and lounges and a partially enclosed parking structure with over 1,900 spaces. In mid-January 2014, we announced the commencement of construction activities at the site and it is anticipated the facility will open in early 2016. We may, under certain circumstances, provide backstop financing to the Jamul Tribe in connection with the project and, upon opening, we will manage the casino and resort.

Southern Plains

  •
  Gaming licenses in Iowa are typically issued jointly to a gaming operator and a local charitable organization known as a QSO. The agreement between the Company's gaming operator subsidiary in Iowa, Belle, and its QSO, MRHD, expired in early July 2012. On July 12, 2012, when presented with an extension of the Company's QSO/operating agreement for the Sioux City facility through March 2015, the IRGC failed to approve the extension and urged a shorter extension. In mid-August 2012, MRHD offered a revised contract to the Company that would require a yearly renewal from the IRGC and stated that MRHD would be able to continue searching for an operator for a new land-based casino. The Company rejected this contract offer and at the August 23, 2012 IRGC meeting urged the IRGC to reconsider the original extension agreement through March 2015. The IRGC did not act on this request and concluded that the casino could continue to operate without an effective operating agreement. The IRGC also announced at the July 12, 2012 meeting the schedule for requests for proposals for a new land-based Woodbury County casino. We submitted two proposals for a new gaming and entertainment destination in Woodbury County for the IRGC's consideration. On April 18, 2013, the IRGC awarded the license to another gaming operator. In August 2013, the IRGC formally denied the Company's application for a standard, one-year renewal of its state license; however, the IRGC affirmed its intention to permit the Company to continue operations at its Sioux City facility until such time as the new casino opens to the public, but not beyond. Therefore, there can be no assurance that this facility will remain open through 2014. The Belle has filed four petitions challenging the IRGC's actions, namely its refusing to consider the Belle's request to replace MRHD with another non-profit partner and opening up the gaming license to bidding for a land-based casino, its failure to approve the 2015 extension agreement and any extension, its announcing a process would be instituted to revoke the Belle's license, and its selection of another gaming operator. The four separate petitions, filed on July 6, 2012, August 10, 2012, September 21, 2012 and May 17, 2013, are pending in the Iowa District Court in Polk County, Iowa and have now been consolidated into one proceeding to be tried in 2014. The Company contends that the IRGC violated the Belle's constitutional rights, Iowa State law, and its own rules and regulations in the actions the IRGC has taken against the Belle and its license. In addition, on September 26, 2013, the Belle requested an administrative proceeding to contest the IRGC's decision not to renew the Belle's license. This contested case proceeding is expected to be heard by the IRGC in early March 2014. The Belle's grounds for contesting revocation are that the Belle has a valid extension agreement with MRHD in place that the IRGC has refused to approve and, additionally, the Belle has a second operating agreement with another QSO that the IRGC has refused to approve. Also, on September 21, 2013, the Company filed a motion against the IRGC asking the court to stay development of the new casino, which started construction in July 2013, until the Company's litigation against the IRGC is resolved. On December 10, 2013, a judge granted this motion and suspended the other gaming operator's state license until the litigation against the IRGC is resolved. On December 19, 2013, the Iowa Supreme Court stayed the December 10, 2013 order and after briefing, remanded the case to determine whether the stay should stay in place. On February 15, 2014, the trial court determined that the stay should not remain in place. In a separate proceeding, the Belle has filed suit against MRHD for breach of contract, seeking to enjoin MRHD from disavowing the 2015 extension agreement it signed, and seeking to enforce the exclusivity obligations in the agreement. A request for a preliminary injunction was denied on October 29, 2012. A trial date has not been set.

  •
  A new riverboat casino and hotel in Baton Rouge, Louisiana opened on September 1, 2012. The opening of this riverboat casino has and will continue to have an adverse effect on the financial results of Hollywood Casino Baton Rouge, which was contributed to GLPI in connection with the Spin-Off. In addition, a casino in Biloxi opened in late May 2012, which has had an adverse effect on the financial results of our Boomtown Biloxi property.

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

Long-lived assets

        At December 31, 2013, we had a net property and equipment balance of $497.5 million within our consolidated balance sheet, representing 22.8% of total assets. We depreciate property and equipment on a straight-line basis over their estimated useful lives. The estimated useful lives are determined based on the nature of the assets as well as our current operating strategy. We review the carrying value of our property and equipment for possible impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable based on undiscounted estimated future cash flows expected to result from its use and eventual disposition. The factors considered by us in performing this assessment include current operating results, trends and prospects, as well as the effect of obsolescence, demand, competition and other economic factors. In estimating expected future cash flows for determining whether an asset is impaired, assets are grouped at the individual property level. In assessing the recoverability of the carrying value of property and equipment, we must make assumptions regarding future cash flows and other factors. If these estimates or the related assumptions change in the future, we may be required to record an impairment loss for these assets. Such an impairment loss would be recognized as a non-cash component of operating income.

Goodwill and other intangible assets

        At December 31, 2013, we had $492.4 million in goodwill and $359.6 million in other intangible assets within our consolidated balance sheet, representing 22.5% and 16.5% of total assets, respectively, resulting from our acquisition of other businesses and payment for gaming licenses and racing permits. Two issues arise with respect to these assets that require significant management estimates and judgment: (i) the valuation in connection with the initial purchase price allocation; and (ii) the ongoing evaluation for impairment.

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

        In accordance with ASC 350, "Intangibles-Goodwill and Other," the Company considers its gaming licenses, racing permits and the majority of its trademark intangible assets as indefinite-life intangible assets that do not require amortization based on our future expectations to operate our gaming facilities indefinitely (notwithstanding the recent events in Iowa, which we concluded was an isolated incident and the first time in our history a gaming regulator has taken an action which could cause us to lose our gaming license) as well as our historical experience in renewing these intangible assets at minimal cost with various state gaming and racing commissions. Rather, these intangible assets are tested annually for impairment, or more frequently if indicators of impairment exist, by comparing the fair value of the recorded assets to their carrying amount. If the carrying amounts of the indefinite-life intangible assets exceed their fair value, an impairment loss is recognized. The Company completes its testing of its intangible assets prior to assessing the realizability of its goodwill.

        The Company assessed the fair value of its indefinite-life intangible assets (which is primarily gaming licenses) using the Greenfield Method under the income approach and tested the assets as of October 1, 2013 and then updated its analysis on November 1, 2013 in connection with the Spin-Off. The Greenfield Method estimates the fair value of the license assuming the Company built a casino with similar utility to that of the existing facility. The method assumes a theoretical start-up company going into business without any assets other than the intangible asset being valued. As such, the value of the license is a function of the following items:

  •
  Projected revenues and operating cash flows (including an allocation of the Company's projected rental obligation to its reporting units);

  •
  Theoretical construction costs and duration;

  •
  Pre-opening expenses;

  •
  Discounting that reflects the level of risk associated with receiving future cash flows attributable to the license; and

  •
  Remaining useful life of the license.

        The evaluation of goodwill and indefinite-life intangible assets requires the use of estimates about future operating results of each reporting unit to determine the estimated fair value of the reporting unit and the indefinite-lived intangible assets. We must make various assumptions and estimates in performing our impairment testing. The implied fair value includes estimates of future cash flows (including an allocation of the Company's projected rental obligation to its reporting units) that are based on reasonable and supportable assumptions which represent our best estimates of the cash flows expected to result from the use of the assets including their eventual disposition. Changes in estimates, increases in our cost of capital, reductions in transaction multiples, changes in operating and capital expenditure assumptions or application of alternative assumptions and definitions could produce significantly different results. Future cash flow estimates are, by their nature, subjective and actual results may differ materially from our estimates. If our ongoing estimates of future cash flows are not met, we may have to record additional impairment charges in future accounting periods. Our estimates of cash flows are based on the current regulatory and economic climates, recent operating information and budgets of the various properties where we conduct operations. These estimates could be negatively impacted by changes in federal, state or local regulations, economic downturns, or other events affecting our properties.

        Forecasted cash flows (based on our annual operating plan as determined in the fourth quarter) can be significantly impacted by the local economy in which our reporting units operate. For example, increases in unemployment rates can result in decreased customer visitations and/or lower customer spend per visit. In addition, the impact of new legislation which approves gaming in nearby jurisdictions or further expands gaming in jurisdictions where our reporting units currently operate can result in opportunities for us to expand our operations. However, it also has the impact of increasing competition for our established properties which generally will have a negative effect on those locations' profitability once competitors become established as a certain level of cannibalization occurs absent an overall increase in customer visitations. Lastly, increases in gaming taxes approved by state regulatory bodies can negatively impact forecasted cash flows.

        Assumptions and estimates about future cash flow levels and multiples by individual reporting units are complex and subjective. They are sensitive to changes in underlying assumptions and can be affected by a variety of factors, including external factors, such as industry, geopolitical and economic trends, and internal factors, such as changes in our business strategy, which may reallocate capital and resources to different or new opportunities which management believes will enhance our overall value but may be to the detriment of an individual reporting unit.

        Consistent with prior years, the Company's annual goodwill and other indefinite-life intangible assets impairment test is performed on October 1st of each year. Additionally, as the Spin-Off was a significant financial event, an interim goodwill and other indefinite-life intangible assets impairment test as of November 1, 2013, the Spin-Off date, was performed. For the November 1st impairment test, the forecasted cash flows for each applicable property was updated to include the rent expense to be paid to GLPI under the Master Lease.

        During the year ended December 31, 2013, as of a result of the fourth quarter impairment tests, we recorded pre-tax impairment charges of $1,058.4 million ($842.9 million, net of taxes), as we determined that a portion of the value of our goodwill and other intangible assets was impaired. The impairment charge by segment was as follows: Midwest, $825.7 million pre-tax ($681.5 million, net of taxes); Southern Plains, $196.5 million pre-tax ($132.9 million, net of taxes); and Other, $36.2 million pre-tax ($28.5 million, net of taxes).

        Additionally, as a result of a new gaming license being awarded for the development of a new casino in Sioux City, Iowa to another applicant in April 2013, we recorded a pre-tax impairment charge of $71.8 million ($70.5 million, net of taxes) for Argosy Casino Sioux City for the quarter ended June 30, 2013, as we determined that the fair value of our Sioux City reporting unit was less than its carrying amount based on the Company's analysis of the estimated future expected cash flows the Company anticipates receiving from the operations of this facility.

        Consistent with prior years, we believe at this time all of our reporting units are at risk of goodwill and other intangible asset impairment charges in future periods regardless of the margin by which the current fair value of our reporting units exceed their carrying value and that such margin cannot and should not be relied upon to predict which properties are most at risk for future impairment charges. This is because the revenue and earning streams in our industry can vary significantly based on various circumstances, which in many cases are outside of the Company's control, and as such are extremely difficult to predict and quantify. We have disclosed several of these circumstances in the "Risk Factors" section of this Annual Report on Form 10-K. For instance, changes in legislation that approves gaming in nearby jurisdictions, further expansion of gaming in jurisdictions where we currently operate, new state legislation that requires the implementation of smoking bans at our casinos or any other events outside of our control that make the customer experience less desirable.

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

        The Company's remaining goodwill and other intangible assets by reporting unit at December 31, 2013 is shown below (in thousands):

Reporting Unit	Goodwill	Other Intangible Assets
Hollywood Casino St. Louis	$59,035	$161,596
Argosy Casino Riverside	154,332	4,964
Zia Park Casino	144,171	1,420
Hollywood Casino Joliet	12,562	64,842
Hollywood Casino at Penn National Race Course	1,497	67,607
Hollywood Casino Lawrenceburg	—	50,000
Hollywood Casino Aurora	37,687	—
Argosy Casino Alton	30,949	—
Argosy Casino Sioux City	—	8,380
Others	52,165	839

Total	$492,398	$359,648

Income taxes

        At December 31, 2013, we had a net deferred tax asset balance of $57.2 million within our consolidated balance sheet. We account for income taxes in accordance with ASC 740, "Income Taxes" ("ASC 740"). Under ASC 740, deferred tax assets and liabilities are determined based on the differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities and are measured at the prevailing enacted tax rates that will be in effect when these differences are settled or realized. ASC 740 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax assets will not be realized.

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

        ASC 740 also creates a single model to address uncertainty in tax positions, and clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in an enterprise's financial statements. It also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. At December 31, 2013, we had a liability for unrecognized tax benefits of $20.0 million, which is included in noncurrent tax liabilities within our consolidated balance sheet. We operate within multiple taxing jurisdictions and are subject to audits in each jurisdiction. These audits can involve complex issues that may require an extended period of time to resolve. In our opinion, adequate provisions for income taxes have been made for all open periods.

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

Results of Operations

        The following are the most important factors and trends that contribute to our operating performance:

  •
  The fact that most of our properties operate in mature competitive markets. As a result, we expect a majority of our future growth to come from prudent acquisitions of gaming properties (such as our acquisition of Harrah's St. Louis gaming and lodging facility from Caesars Entertainment which closed on November 2, 2012), jurisdictional expansions (such as the February 2012 opening of a casino through a joint venture in Kansas, the May 2012 opening of Hollywood Casino Toledo, the October 2012 opening of Hollywood Casino Columbus, and the opening of video lottery terminal facilities at two racetracks in Ohio which are expected to commence operations in 2014), expansions of gaming in existing jurisdictions (such as the introduction of table games in July 2010 at Hollywood Casino at Charles Town Races and Hollywood Casino at Penn National Race Course, Hollywood Casino Bangor in March 2012, and more recently at Hollywood Casino Perryville in March 2013) and expansions/improvements of existing properties.

  •
  The fact that a number of states (such as Massachusetts and New York) are currently considering or implementing legislation to legalize or expand gaming. Such legislation presents both potential opportunities to establish new properties (for example, in Kansas where we opened a casino through a joint venture in February 2012, in Ohio where we opened a casino in Toledo in May 2012 and in Columbus in October 2012, and in Maryland where we opened Hollywood Casino Perryville on September 27, 2010) and increased competitive threats to business at our existing properties (such as the introduction/expansion of commercial casinos in Kansas, Maryland, Ohio, and potentially Kentucky, Nebraska and Illinois, a new riverboat casino and hotel in Baton Rouge, Louisiana which opened on September 1, 2012, a new casino in Biloxi, Mississippi, which opened in late May 2012, a new casino that opened in Oxford, Maine on June 5, 2012, and the introduction of tavern licenses in several states).

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

        The consolidated results of operations for the years ended December 31, 2013, 2012 and 2011 are summarized below:

Year Ended December 31,	2013	2012	2011
	(in thousands)
Revenues:
Gaming	$2,615,169	$2,590,533	$2,468,630
Food, beverage and other	461,048	438,837	400,258
Management service fee	13,176	14,835	15,185

Revenues	3,089,393	3,044,205	2,884,073
Less promotional allowances	(170,639)	(144,740)	(141,816)

Net revenues	2,918,754	2,899,465	2,742,257

Operating expenses:
Gaming	1,318,546	1,342,905	1,298,938
Food, beverage and other	345,345	343,611	321,801
General and administrative	526,482	532,241	423,718
Rental expense related to Master Lease	69,502	—	—
Depreciation and amortization	298,326	245,348	211,476
Impairment losses	1,132,417	—	—
Insurance deductible charges, net of recoveries	108	(7,229)	(13,257)

Total operating expenses	3,690,726	2,456,876	2,242,676

(Loss) income from operations	$(771,972)	$442,589	$499,581

        Certain information regarding our results of operations by segment for the years ended December 31, 2013, 2012 and 2011 is summarized below:

	Net Revenues			(Loss) income from Operations
Year Ended December 31,	2013	2012	2011	2013	2012	2011
	(in thousands)
Midwest	$1,021,069	$949,464	$826,436	$(641,951)	$206,462	$211,356
East/West	1,186,951	1,345,621	1,290,732	241,822	291,627	263,423
Southern Plains	678,745	571,246	590,709	(173,706)	132,153	137,580
Other	31,989	33,134	34,380	(198,137)	(187,653)	(112,778)

Total	$2,918,754	$2,899,465	$2,742,257	$(771,972)	$442,589	$499,581

Adjusted EBITDA and Adjusted EBITDAR

        Adjusted EBITDA and adjusted EBITDAR are used by management as the primary measure of the Company's operating performance. We define adjusted EBITDA as earnings before interest, taxes, stock compensation, debt extinguishment charges, impairment charges, insurance recoveries and deductible charges, depreciation and amortization, gain or loss on disposal of assets, and other income or expenses, and inclusive of gain or loss from unconsolidated affiliates. Adjusted EBITDAR is adjusted EBITDA excluding rent expense associated with our Master Lease agreement with GLPI. Adjusted EBITDA and adjusted EBITDAR have economic substance because they are used by management as a performance measure to analyze the performance of our business, and are especially relevant in evaluating large, long-lived casino projects because they provide a perspective on the current effects of operating decisions separated from the substantial non-operational depreciation charges and financing costs of such projects. We also present adjusted EBITDA and adjusted EBITDAR because they are used by some investors and creditors as an indicator of the strength and performance of ongoing business operations, including our ability to service debt, fund capital expenditures, acquisitions and operations. These calculations are commonly used as a basis for investors, analysts and credit rating agencies to evaluate and compare operating performance and value companies within our industry. In addition, gaming companies have historically reported adjusted EBITDA as a supplement to financial measures in accordance with generally accepted accounting principles ("GAAP"). In order to view the operations of their casinos on a more stand-alone basis, gaming companies, including us, have historically excluded from their adjusted EBITDA calculations certain corporate expenses that do not relate to the management of specific casino properties. However, adjusted EBITDA and adjusted EBITDAR are not a measure of performance or liquidity calculated in accordance with GAAP. Adjusted EBITDA information is presented as a supplemental disclosure, as management believes that it is a widely used measure of performance in the gaming industry, is the principal basis for the valuation of gaming companies, and that it is considered by many to be a better indicator of the Company's operating results than net income (loss) per GAAP. Management uses adjusted EBITDA and adjusted EBITDAR as the primary measures of the operating performance of its segments, including the evaluation of operating personnel. Adjusted EBITDA and adjusted EBITDAR should not be construed as alternatives to operating income, as indicators of the Company's operating performance, as alternatives to cash flows from operating activities, as measures of liquidity, or as any other measures of performance determined in accordance with GAAP. The Company has significant uses of cash flows, including capital expenditures, interest payments, taxes and debt principal repayments, which are not reflected in adjusted EBITDA and adjusted EBITDAR. It should also be noted that other gaming companies that report adjusted EBITDA information may calculate adjusted EBITDA in a different manner than the Company and therefore, comparability may be limited.

        A reconciliation of the Company's adjusted EBITDA and adjusted EBITDAR to net income (loss) per GAAP, as well as the Company's adjusted EBITDA and adjusted EBITDAR to income (loss) from operations per GAAP, is included below. Additionally, a reconciliation of each segment's adjusted EBITDA and adjusted EBITDAR to income (loss) from operations is also included below. On a segment level, adjusted EBITDA and adjusted EBITDAR is reconciled to income (loss) from operations per GAAP, rather than net income (loss) per GAAP due to, among other things, the impracticability of allocating interest expense, interest income, income taxes and certain other items to the Company's segments on a segment by segment basis. Management believes that this presentation is more meaningful to investors in evaluating the performance of the Company's segments and is consistent with the reporting of other gaming companies.

        The reconciliation of the Company's income (loss) from operations per GAAP to adjusted EBITDA and adjusted EBITDAR, as well as the Company's net income (loss) per GAAP to adjusted

EBITDA and adjusted EBITDAR, for the years ended December 31, 2013, 2012 and 2011 was as follows:

Year Ended December 31,	2013	2012	2011
	(in thousands)
Net (loss) income	$(794,339)	$211,971	$242,351
Taxes on income	(121,538)	152,555	146,881
Other	(3,803)	1,375	734
Loss on early extinguishment of debt	61,660	—	17,838
Income from unconsolidated affiliates	(9,657)	(3,804)	(7,364)
Interest income	(1,387)	(948)	(423)
Interest expense	97,092	81,440	99,564

(Loss) income from operations	$(771,972)	$442,589	$499,581
Loss (gain) on disposal of assets	3,652	(1,690)	340
Insurance deductible charges, net of recoveries	108	(7,229)	(13,257)
Impairment losses	1,132,417	—	—
Charge for stock compensation	22,809	28,609	24,732
Depreciation and amortization	298,326	245,348	211,476
Income from unconsolidated affiliates	9,657	3,804	7,364

Adjusted EBITDA	$694,997	$711,431	$730,236
Rental Expense related to Master Lease	69,502	—	—

Adjusted EBITDAR	$764,499	$711,431	$730,236

        The reconciliation of each segment's income (loss) from operations to adjusted EBITDA and adjusted EBITDAR for the years ended December 31, 2013, 2012 and 2011 were as follows (in thousands):

Year ended December 31, 2013	Midwest	East/West	Southern Plains	Other	Total
(Loss) income from operations	$(641,951)	$241,822	$(173,706)	$(198,137)	$(771,972)
Charge for stock compensation	—	—	—	22,809	22,809
Impairment losses	825,645	—	268,342	38,430	1,132,417
Insurance deductible charges, net of recoveries	—	—	108	—	108
Depreciation and amortization	120,584	69,493	84,341	23,908	298,326
Loss (gain) on disposal of assets	951	2,236	774	(309)	3,652
Income (loss) from unconsolidated affiliates	—	—	10,735	(1,078)	9,657

Adjusted EBITDA	$305,229	$313,551	$190,594	$(114,377)	$694,997
Rental Expense related to Master Lease	34,486	22,798	12,218	—	69,502

Adjusted EBITDAR	$339,715	$336,349	$202,812	$(114,377)	$764,499

Year ended December 31, 2012	Midwest	East/West	Southern Plains	Other	Total
Income (loss) from operations	$206,462	$291,627	$132,153	$(187,653)	$442,589
Charge for stock compensation	—	—	—	28,609	28,609
Insurance recoveries, net of deductible charges	—	—	(7,229)	—	(7,229)
Depreciation and amortization	92,689	88,688	49,408	14,563	245,348
Gain on disposal of assets	(478)	(1,147)	(63)	(2)	(1,690)
Income (loss) from unconsolidated affiliates	—	—	5,210	(1,406)	3,804

Adjusted EBITDA	$298,673	$379,168	$179,479	$(145,889)	$711,431

Year Ended December 31, 2011	Midwest	East/West	Southern Plains	Other	Total
Income (loss) from operations	$211,356	$263,423	$137,580	$(112,778)	$499,581
Charge for stock compensation	—	—	—	24,732	24,732
Insurance recoveries, net of deductible charges	(18,535)	—	5,278	—	(13,257)
Depreciation and amortization	62,844	85,723	53,764	9,145	211,476
(Gain) loss on disposal of assets	(17)	54	248	55	340
(Loss) income from unconsolidated affiliates	—	—	(4,834)	12,198	7,364

Adjusted EBITDA	$255,648	$349,200	$192,036	$(66,648)	$730,236

2013 Compared with 2012

        Adjusted EBITDAR for our Midwest segment increased by $41.0 million, or 13.7%, for the year ended December 31, 2013, as compared to the year ended December 31, 2012, primarily due to the openings of Hollywood Casino Toledo on May 29, 2012 and Hollywood Casino Columbus on October 8, 2012. This increase was partially offset by a decline in results at Hollywood Casino Lawrenceburg due to new competition discussed further below and to a lesser extent at Hollywood Casino Joliet and Hollywood Casino Aurora primarily due to regional economic factors. Additionally, results for the year ended December 31, 2012 included pre-opening costs of $20.2 million for both Hollywood Casino Columbus and Hollywood Casino Toledo.

        Adjusted EBITDAR for our East/West segment decreased by $42.8 million, or 11.3%, for the year ended December 31, 2013, as compared to the year ended December 31, 2012, primarily due to a decline in results at Hollywood Casino at Charles Town Races due to increased competition discussed further below. Results for our East/West segment also included a termination charge associated with the Spin-Off of $3.8 million incurred in the third quarter of 2013. In addition, results for the year ended December 31, 2013 only included results for ten months for Hollywood Casino Perryville as it was contributed to GLPI on November 1, 2013.

        Adjusted EBITDAR for our Southern Plains segment increased by $23.3 million, or 13.0%, for the year ended December 31, 2013, as compared to the year ended December 31, 2012, primarily due to the acquisition of Harrah's St. Louis on November 2, 2012.This increase was partially offset by reduced earnings at Argosy Casino Sioux City primarily due to a challenging local gaming market and a negative impact related to the potential loss of our gaming license. Additionally, Hollywood Casino Baton Rouge's results were negatively impacted by increased competition discussed further below and the property being contributed to GLPI on November 1, 2013.

        Adjusted EBITDA for Other improved by $31.5 million, or 21.6%, for the year ended December 31, 2013, as compared to the year ended December 31, 2012, primarily due to lobbying costs of $45.1 million related to our efforts in Maryland and a $6.4 million legal accrual for our Cherokee County, Kansas litigation in 2012, as well as lower stock compensation for the year ended December 31, 2013, compared to the corresponding period in the prior year, primarily due to a lower number of equity grants awarded to employees in the current year compared to the prior year as well as the impact of the Spin-Off which reduced the stock based compensation expense for employees who transferred to GLPI. These items were partially offset by higher legal, consulting and other fees of $24.3 million related to the pursuit of potential opportunities, including the Spin-Off transaction, for the year ended December 31, 2013, as compared to the corresponding period in the prior year.

2012 Compared with 2011

        Adjusted EBITDA for our Midwest segment increased by $43.0 million, or 16.8%, for the year ended December 31, 2012, as compared to the year ended December 31, 2011, primarily due to the openings of Hollywood Casino Toledo on May 29, 2012 and Hollywood Casino Columbus on October 8, 2012.This increase was partially offset by a decline in results at our other properties in our

Midwest segment primarily due to the impact of new competition discussed below. Additionally, results for the year ended December 31, 2012 included pre-opening costs of $20.2 million, as compared to pre-opening costs of $4.8 million for the year ended December 31, 2011, for both Hollywood Casino Columbus and Hollywood Casino Toledo.

        Adjusted EBITDA for our East/West segment increased by $30.0 million, or 8.6%, for the year ended December 31, 2012, as compared to the year ended December 31, 2011, primarily due to full year impact of the M Resort which was acquired on June 1, 2011, growth at Zia Park Casino due to strengthening regional economic conditions, increased results at Hollywood Casino at Charles Town Races primarily due to the continued impact from the introduction of table games in July 2010, all of which were partially offset by decreased results at Hollywood Casino Perryville primarily due to increased competition discussed further below.

        Adjusted EBITDA for our Southern Plains segment decreased by $12.6 million, or 6.5%, for the year ended December 31, 2012, as compared to the year ended December 31, 2011, primarily due to new competition discussed further below. This decrease was partially offset by the acquisition of Harrah's St. Louis facility on November 2, 2012, as well as increased earnings related to our joint venture in Kansas Entertainment, which opened in February 2012, for the year ended December 31, 2012 compared to corresponding period in the prior year.

        Adjusted EBITDA for Other changed by $79.2 million, or 118.9%, for the year ended December 31, 2012, as compared to the year ended December 31, 2011, primarily due to lobbying efforts in Maryland related to our opposition to the November 2012 gaming referendum for $45.1 million for the year ended December 31, 2012, a legal accrual of $6.4 million related to our Cherokee County, Kansas litigation, higher legal, consulting and other fees related to the pursuit of potential opportunities, including the Spin-Off transaction, and increased compensation costs to support our growing organization, as well as a gain of $20.2 million on the sale of our interest in the Maryland Jockey Club in July 2011, which was partially offset by a charge of $5.9 million for our share of a goodwill impairment write-down recorded at our New Jersey joint venture during the fourth quarter of 2011.

Revenues

        Revenues for the years ended December 31, 2013, 2012 and 2011 are as follows (in thousands):

Year ended December 31,	2013	2012	Variance	Percentage Variance
Gaming	$2,615,169	$2,590,533	$24,636	1.0%
Food, beverage and other	461,048	438,837	22,211	5.1%
Management service fee	13,176	14,835	(1,659)	(11.2)%

Revenues	3,089,393	3,044,205	45,188	1.5%
Less promotional allowances	(170,639)	(144,740)	(25,899)	(17.9)%

Net revenues	$2,918,754	$2,899,465	$19,289	0.7%

Year ended December 31,	2012	2011	Variance	Percentage Variance
Gaming	$2,590,533	$2,468,630	$121,903	4.9%
Food, beverage and other	438,837	400,258	38,579	9.6%
Management service fee	14,835	15,185	(350)	(2.3)%

Revenues	3,044,205	2,884,073	160,132	5.6%
Less promotional allowances	(144,740)	(141,816)	(2,924)	(2.1)%

Net revenues	$2,899,465	$2,742,257	$157,208	5.7%

        In our business, revenue is driven by discretionary consumer spending, which has been impacted by weakened general economic conditions such as, but not limited to, high unemployment levels, higher taxes, and increased stock market volatility. The expansion of newly constructed gaming facilities has also increased competition in many regional markets.

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

Gaming revenue

2013 Compared with 2012

        Gaming revenue increased by $24.6 million, or 1.0%, to $2,615.2 million in 2013, primarily due to the variances explained below.

        Gaming revenue for our Southern Plains segment increased by $99.7 million in 2013, primarily due to the acquisition of Harrah's St. Louis facility on November 2, 2012, which had increased gaming revenue of $169.9 million for the year ended December 31, 2013, as compared to the corresponding period in the prior year, which was partially offset by decreased gaming revenue at Hollywood Casino Baton Rouge primarily due to the opening of a new riverboat casino and hotel in Baton Rouge, Louisiana on September 1, 2012, as well as decreased gaming revenue at Argosy Casino Riverside primarily due to the continued impact of the opening of our Hollywood Casino at Kansas Speedway joint venture in February 2012 and at Argosy Casino Sioux City primarily due to a challenging local gaming market and a negative impact related to the potential loss of our gaming license. In addition, results for the year ended December 31, 2013 only included ten months of results for Hollywood Casino Baton Rouge, as it was contributed to GLPI on November 1, 2013.

        Gaming revenue for our Midwest segment increased by $66.6 million in 2013, primarily due to the openings of Hollywood Casino Toledo on May 29, 2012 and Hollywood Casino Columbus on October 8, 2012, which had increased gaming revenue of $65.9 million and $155.0 million, respectively, for the year ended December 31, 2013, as compared to the corresponding period in the prior year, which were partially offset by a reduction in gaming revenue for Hollywood Casino Lawrenceburg of $125.9 million primarily due to new competition, namely a new casino that opened on March 4, 2013 in Cincinnati, Ohio and to a lesser extent the opening of our own Columbus casino and a new racino in Columbus, Ohio that opened on June 1, 2012, as well as to a lesser extent decreased gaming revenue at Hollywood Casino Joliet and Hollywood Casino Aurora primarily due to regional economic factors.

        Gaming revenue for our East/West segment decreased by $138.7 million in 2013, primarily due to decreased gaming revenue at Hollywood Casino at Charles Town Races for $89.7 million for the year ended December 31, 2013, as compared to the corresponding period in the prior year, primarily due to the opening of a casino complex at the Arundel Mills mall in Maryland in 2012, as well as to a lesser extent decreased gaming revenue at Hollywood Casino at Penn National Race Course primarily due to competition and regional economic conditions. Furthermore, Hollywood Casino Perryville experienced decreased gaming revenue of $24.1 million for the year ended December 31, 2013, as compared to the corresponding period in the prior year, primarily due to the new competition in Maryland as previously mentioned, as well as the property being contributed to GLPI on November 1, 2013.

2012 Compared with 2011

        Gaming revenue increased by $121.9 million, or 4.9%, to $2,590.5 million in 2012, primarily due to the variances explained below.

        Gaming revenue for our Midwest segment increased by $106.4 million in 2012, due to the openings of Hollywood Casino Toledo on May 29, 2012 and Hollywood Casino Columbus on October 8, 2012, which generated $117.7 million and $56.0 million, respectively, of gaming revenue for the year ended December 31, 2012. Our other properties in our Midwest segment had revenue declines primarily due to the impact of new competition, namely a new casino opening in July 2011 near Hollywood Casino Aurora and Hollywood Casino Joliet, as well as the opening on June 1, 2012 of a new racino in Columbus, Ohio and our own Columbus casino, both of which negatively impacted Hollywood Casino Lawrenceburg.

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

Food, beverage and other revenue

2013 Compared with 2012

        Food, beverage and other revenue increased by $22.2 million, or 5.1%, to $461.0 million in 2013, primarily due to the variances explained below.

        Food, beverage and other revenue for our Southern Plains segment increased by $27.8 million in 2013, primarily due to the acquisition of Harrah's St. Louis facility on November 2, 2012, which had increased food, beverage and other revenue of $33.2 million for the year ended December 31, 2013, as compared to the corresponding period in the prior year. This was partially offset by results for the year ended December 31, 2013 only including ten months of results for Hollywood Casino Baton Rouge, as it was contributed to GLPI on November 1, 2013.

        Food, beverage and other revenue for our Midwest segment increased by $14.9 million in 2013, primarily due to the openings of Hollywood Casino Toledo on May 29, 2012 and Hollywood Casino Columbus on October 8, 2012, which had increased food, beverage and other revenue of $6.8 million and $17.0 million, respectively, for the year ended December 31, 2013, as compared to the corresponding period in the prior year, which was partially offset by a reduction in food, beverage and other revenue for Hollywood Casino Lawrenceburg due to previously mentioned new competition.

        Food, beverage and other revenue for our East/West segment decreased by $22.2 million in 2013, primarily due to decreased food, beverage and other revenue at the M Resort due to the sale of an on-site gas station in April 2012, and to a lesser extent decreased food, beverage and other revenue at Hollywood Casino at Charles Town Races due to previously mentioned new competition. In addition, results for the year ended December 31, 2013 only included results for ten months for Hollywood Casino Perryville, as it was contributed to GLPI on November 1, 2013.

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

        Food, beverage and other revenue for our Midwest segment increased by $12.4 million in 2012, primarily due to the openings of Hollywood Casino Toledo on May 29, 2012 and Hollywood Casino Columbus on October 8, 2012, which generated $12.7 million and $6.6 million, respectively of food, beverage and other revenue for the year ended December 31, 2012, partially offset by the opening on June 1, 2012 of a new racino in Columbus, Ohio and our own Columbus casino, both of which negatively impacted Hollywood Casino Lawrenceburg.

        Food, beverage and other revenue for our Southern Plains segment increased by $2.6 million in 2012, primarily due to the acquisition of Harrah's St. Louis facility on November 2, 2012, which contributed $5.5 million of food, beverage and other revenue, which was partially offset by a decrease in food, beverage and other revenue at Argosy Casino Riverside, primarily due to the opening of our Hollywood Casino at Kansas Speedway joint venture in February 2012.

Promotional allowances

        The retail value of accommodations, food and beverage, and other services furnished to guests without charge is included in gross revenues and then deducted as "promotional allowances." Our promotional allowance levels are determined based on various factors such as our marketing plans, competitive factors, economic conditions, and regulations.

2013 Compared with 2012

        Promotional allowances increased by $25.9 million or 17.9%, to $170.6 million in 2013, primarily due to the acquisition of Harrah's St. Louis facility on November 2, 2012 in our Southern Plains segment, as well as to a lesser extent the openings of Hollywood Casino Toledo on May 29, 2012 and Hollywood Casino Columbus on October 8, 2012 in our Midwest segment. This was partially offset by our results for the year ended December 31, 2013 only including ten months of results for Hollywood Casino Baton Rouge and Hollywood Casino Perryville as they were contributed to GLPI on November 1, 2013.

2012 Compared with 2011

        Promotional allowances increased by $2.9 million, or 2.1%, to $144.7 million in 2012, primarily due to the full year impact of the June 1, 2011 acquisition of the M Resort and the November 2, 2012 acquisition of Harrah's St. Louis facility, partially offset by a rationalization of marketing efforts at both the M Resort and Hollywood Casino Lawrenceburg in 2012.

Operating Expenses

        Operating expenses for the years ended December 31, 2013, 2012 and 2011 are as follows (in thousands):

Year ended December 31,	2013	2012	Variance	Percentage Variance
Gaming	$1,318,546	$1,342,905	$(24,359)	(1.8)%
Food, beverage and other	345,345	343,611	1,734	0.5%
General and administrative	526,482	532,241	(5,759)	(1.1)%
Rental expense related to the Master Lease	69,502	—	69,502	100.0%
Depreciation and amortization	298,326	245,348	52,978	21.6%
Impairment losses	1,132,417	—	1,132,417	100.0%
Insurance deductible charges, net of recoveries	108	(7,229)	7,337	101.5%

Total operating expenses	$3,690,726	$2,456,876	$1,233,850	50.2%

Year ended December 31,	2012	2011	Variance	Percentage Variance
Gaming	$1,342,905	$1,298,938	$43,967	3.4%
Food, beverage and other	343,611	321,801	21,810	6.8%
General and administrative	532,241	423,718	108,523	25.6%
Depreciation and amortization	245,348	211,476	33,872	16.0%
Insurance recoveries, net of deductible charges	(7,229)	(13,257)	6,028	45.5%

Total operating expenses	$2,456,876	$2,242,676	$214,200	9.6%

Gaming expense

2013 Compared with 2012

        Gaming expense decreased by $24.4 million, or 1.8%, to $1,318.5 million in 2013, primarily due to the variances explained below.

        Gaming expense for our Southern Plains segment increased by $47.7 million in 2013, primarily due to the acquisition of Harrah's St. Louis facility on November 2, 2012, which was partially offset by an overall decrease in gaming taxes resulting from decreased taxable gaming revenue as mentioned above for Hollywood Casino Baton Rouge, Argosy Casino Riverside and Argosy Casino Sioux City, as well as to a lesser extent decreased payroll and marketing costs at Hollywood Casino Baton Rouge and Argosy Casino Riverside due to realignment of costs associated with lower business demand. In addition, results for the year ended December 31, 2013 only included results of ten months for Hollywood Casino Baton Rouge as it was contributed to GLPI on November 1, 2013.

        Gaming expense for our Midwest segment increased by $16.7 million in 2013, primarily due to the openings of Hollywood Casino Columbus on October 8, 2012 and Hollywood Casino Toledo on May 29, 2012. These increases were partially offset by an overall decrease in gaming taxes resulting from decreased taxable gaming revenue mentioned above for Hollywood Casino Lawrenceburg, Hollywood Casino Joliet and Hollywood Casino Aurora, as well as to a lesser extent an overall decrease in payroll and marketing costs at Hollywood Casino Lawrenceburg and Hollywood Casino Joliet due to increased cost management efforts.

        Gaming expense for our East/West segment decreased by $87.1 million in 2013, primarily due to an overall decrease in gaming taxes resulting from decreased taxable gaming revenue mentioned above at Hollywood Casino at Charles Town Races, Hollywood Casino Perryville and Hollywood Casino at Penn National Race Course as well as decreased payroll and marketing costs at Hollywood Casino at Charles Town Races and Hollywood Casino at Penn National Race Course due to increased cost management efforts. In addition, results for the year ended December 31, 2013 only included results of ten months for Hollywood Casino Perryville as it was contributed to GLPI on November 1, 2013.

2012 Compared with 2011

        Gaming expense increased by $44.0 million, or 3.4%, to $1,342.9 million in 2012, primarily due to the variances explained below.

        Gaming expense for our Midwest segment increased by $43.6 million in 2012, primarily due to the openings of Hollywood Casino Toledo on May 29, 2012 and Hollywood Casino Columbus on October 8, 2012. These increases were partially offset by an overall decrease in gaming taxes resulting from decreased taxable gaming revenue for Hollywood Casino Joliet, Hollywood Casino Aurora and Hollywood Casino Lawrenceburg primarily due to previously mentioned new competition, as well as the expiration of the 3% surcharge in July 2011 which had been required to subsidize local horse racing interests and was discontinued with the opening of the tenth casino license in Illinois. These properties also had decreased payroll costs for the year ended December 31, 2012 compared to the corresponding period in the prior year due to realignment of costs with decreased business demand resulting from the new competition.

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

Food, beverage and other expense

2013 Compared with 2012

        Food, beverage and other expense increased by $1.7 million, or 0.5%, to $345.3 million in 2013, primarily due to the variances explained below.

        Food, beverage and other expense for our Southern Plains segment increased by $16.4 million in 2013, primarily due to the acquisition of Harrah's St. Louis facility on November 2, 2012. This was partially offset by results for the year ended December 31, 2013 only including ten months of results for Hollywood Casino Baton Rouge as it was contributed to GLPI on November 1, 2013.

        Food, beverage and other expense for our Midwest segment increased by $6.3 million in 2013, primarily due to the openings of Hollywood Casino Toledo on May 29, 2012 and Hollywood Casino Columbus on October 8, 2012, which was partially offset by decreased food, beverage and other expense at Hollywood Casino Lawrenceburg primarily due to lower food and beverage expense as well as decreased payroll costs due to increased cost management efforts.

        Food, beverage and other expense for our East/West segment decreased by $18.9 million in 2013, primarily due to the sale of an on-site gas station in April 2012 at the M Resort, and to a lesser extent decreased food, beverage and other expense at Hollywood Casino at Charles Town Races due to lower food and beverage expense as well as decreased payroll costs due to increased cost management efforts. In addition, results for the year ended December 31, 2013 only included results for ten months for Hollywood Casino Perryville as it was contributed to GLPI on November 1, 2013.

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

        Food, beverage and other expense for our Midwest segment increased by $11.4 million in 2012, primarily due to the openings of Hollywood Casino Toledo on May 29, 2012 and Hollywood Casino Columbus on October 8, 2012, partially offset by the opening on June 1, 2012 of a new racino in Columbus, Ohio and our own Columbus casino, both of which negatively impacted Hollywood Casino Lawrenceburg.

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

2013 Compared with 2012

        General and administrative expenses decreased by $5.8 million, or 1.1%, to $526.5 million in 2013, primarily due to the variances explained below.

        General and administrative expenses for our Southern Plains segment increased by $26.5 million in 2013, primarily due to the acquisition of Harrah's St. Louis facility on November 2, 2012, partially offset by Hollywood Casino Baton Rouge being contributed to GLPI on November 1, 2013.

        General and administrative expenses for our Midwest segment increased by $7.8 million in 2013, primarily due to the openings of Hollywood Casino Toledo on May 29, 2012 and Hollywood Casino

Columbus on October 8, 2012, which had increased general and administrative expenses of $3.4 million and $12.8 million, respectively, for the year ended December 31, 2013, as compared to the corresponding period in the prior year. These increases were partially offset by an overall decrease in payroll and other costs at our other properties in our Midwest segment due to increased cost management efforts.

        General and administrative expenses for Other decreased by $33.7 million in 2013, primarily due to lower lobbying expenses of $44.4 million for the year ended December 31, 2013, as compared to the corresponding period in the prior year, and a $6.4 million legal accrual for our Cherokee County, Kansas litigation in 2012, partially offset by higher legal, consulting and other fees related to the pursuit of potential opportunities, including the Spin-Off transaction, of $24.3 million for the year ended December 31, 2013, as compared to the corresponding period in the prior year. General and administrative expenses for the year ended December 31, 2013, as compared to the year ended December 31, 2012, were also impacted by lower stock compensation of $5.8 million primarily due to a lower number of equity grants awarded to employees in the current year compared to the prior year as well as the impact of the Spin-Off which reduced stock based compensation expense for employees who transferred to GLPI.

        General and administrative expenses for our East/West segment decreased by $6.4 million in 2013, primarily due to an overall decrease in payroll and other costs for our East/West segment due to increased cost management efforts, partially offset by a termination charge associated with the Spin-Off of $3.8 million incurred in the third quarter of 2013. In addition, results for the year ended December 31, 2013 only included results for ten months for Hollywood Casino Perryville as it was contributed to GLPI on November 1, 2013.

2012 Compared with 2011

        General and administrative expenses increased by $108.5 million, or 25.6%, to $532.2 million in 2012, primarily due to the variances explained below.

        General and administrative expenses for Other increased by $70.0 million in 2012, primarily due to lobbying efforts in Maryland related to our opposition to the November 2012 gaming referendum for $45.1 million for the year ended December 31, 2012, a legal accrual of $6.4 million related to our Cherokee County, Kansas litigation, higher legal, consulting and other fees related to the pursuit of potential opportunities, including the Spin-Off transaction, and increased compensation costs of $8.2 million to support our growing organization.

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

Rental Expense related to the Master Lease

        In connection with the Spin-Off, the Company recognized rental expense related to the Master Lease (see above for further details) which totaled $69.5 million for the year ended December 31, 2013. The Company allocates the rental obligation to the leased properties on a monthly basis based on their proportionate share of the total EBITDAR generated by the leased properties. Additionally, the variable rent component attributable to our Hollywood Casinos in Columbus and Toledo, Ohio (which is reassessed on a monthly basis) are allocated directly to these properties.

Depreciation and amortization expense

2013 Compared with 2012

        Depreciation and amortization expense increased by $53.0 million, or 21.6%, to $298.3 million in 2013, primarily due to the acquisition of Harrah's St. Louis facility on November 2, 2012, the openings of Hollywood Casino Toledo on May 29, 2012 and Hollywood Casino Columbus on October 8, 2012, and increased amortization at Argosy Casino Sioux City due to the amortization of our gaming license, which began in April 2013 with the awarding of the gaming license to another gaming operator, on a straight line basis through June 2014 (see Note 12 for further details), all of which were partially offset by decreased depreciation expense at Hollywood Casino at Penn National Race Course primarily due to assets purchased when the casino was built that had a five year useful life being fully depreciated in February 2013, only ten months of results being included for Hollywood Casino Baton Rouge and Hollywood Casino Perryville, as they were contributed to GLPI on November 1, 2013, and decreased depreciation expense due to the contribution of real estate assets to GLPI on November 1, 2013.

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

Impairment losses

        During the three month period ended December 31, 2013, primarily as a result of the Spin-Off, we recorded pre-tax impairment charges of $1,058.4 million ($842.9 million, net of taxes), as we determined that a portion of the value of our goodwill and other intangible assets was impaired. The contribution of real estate to GLPI was accounted for as a contribution of assets rather than a business.

Therefore, the historical goodwill and other intangible assets of the Company (with the exception of Hollywood Casino Baton Rouge and Hollywood Casino Perryville since we contributed them to GLPI) were not contributed to GLPI as part of the Spin-Off. Subsequent to the Spin-Off, the Company is responsible monthly for a single significant rental payment to GLPI under the Master Lease. For impairment valuation and accounting purposes, we allocate the rental obligation to our reporting units that are a party to the Master Lease.

        Additionally, as a result of a new gaming license being awarded for the development of a new casino in Sioux City, Iowa to another applicant in April 2013, we recorded a pre-tax impairment charge of $71.8 million ($70.5 million, net of taxes) for Argosy Casino Sioux City for the three month period ended June 30, 2013, as we determined that the fair value of our Sioux City reporting unit was less than its carrying amount based on the Company's analysis of the estimated future expected cash flows the Company anticipates receiving from the operations of the Sioux City facility. In addition, in conjunction with the relocation of our two racetracks in Ohio, we recorded a pre-tax impairment charge of $2.2 million ($1.4 million, net of taxes) for the year ended December 31, 2013 for the parcels of land that the racetracks currently reside on, as the land was reclassified as held for sale in 2013 as we expect the land to be sold in 2014.

Insurance deductible charges, net of recoveries

        Insurance deductible charges, net of recoveries during the year ended December 31, 2013 were related to a net pre-tax insurance loss in our Southern Plains segment of $0.1 million for the tornado at Hollywood Casino St. Louis.

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

Other income (expenses)

        Other income (expenses) for the years ended December 31, 2013, 2012 and 2011 are as follows (in thousands):

Year ended December 31,	2013	2012	Variance	Percentage Variance
Interest expense	$(97,092)	$(81,440)	$(15,652)	(19.2)%
Interest income	1,387	948	439	46.3%
Income from unconsolidated affiliates	9,657	3,804	5,853	153.9%
Loss on early extinguishment of debt	(61,660)	—	(61,660)	(100.0)%
Other	3,803	(1,375)	5,178	376.6%

Total other expenses	$(143,905)	$(78,063)	$(65,842)	(84.3)%

Year ended December 31,	2012	2011	Variance	Percentage Variance
Interest expense	$(81,440)	$(99,564)	$18,124	18.2%
Interest income	948	423	525	124.1%
Income from unconsolidated affiliates	3,804	7,364	(3,560)	(48.3)%
Loss on early extinguishment of debt	—	(17,838)	17,838	100.0%
Other	(1,375)	(734)	(641)	(87.3)%

Total other expenses	$(78,063)	$(110,349)	$32,286	29.3%

Interest expense

        Interest expense increased by $15.7 million, or 19.2%, to $97.1 million in 2013, primarily due to higher outstanding borrowings on our previous senior secured credit facility primarily due to an add-on to the previous senior secured credit facility in November 2012 to fund the acquisition of Harrah's St. Louis gaming and lodging facility as well as the gaming license fees for the Hollywood Casinos in Columbus and Toledo, which opened in 2012, and lower capitalized interest for the year ended December 31, 2013, as compared to the corresponding period in the prior year, which was partially offset by lower interest expense due to the refinancing of our senior secured credit facility in late October 2013 in connection with the Spin-Off.

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

Income from unconsolidated affiliates

        Income from unconsolidated affiliates increased by $5.9 million, or 153.9%, to $9.7 million in 2013, primarily due to increased earnings related to our joint venture in Kansas Entertainment primarily due to growth in its market share as well as a favorable property tax settlement for Kansas Entertainment of $1.5 million in the second quarter of 2013.

        Income from unconsolidated affiliates decreased by $3.6 million, or 48.3%, to $3.8 million in 2012, primarily due to a gain of $20.2 million on the sale of our interest in the Maryland Jockey Club in July 2011, which was partially offset by a charge of $5.9 million for our share of a goodwill impairment write-down recorded at our New Jersey joint venture during the fourth quarter of 2011 as well as increased earnings related to our joint venture in Kansas Entertainment, which opened in February 2012, for the year ended December 31, 2012, as compared to corresponding period in the prior year.

Loss on early extinguishment of debt

        During the year ended December 31, 2013, we recorded a $61.7 million loss on the early extinguishment of debt related to debt issuance costs write-offs for the 2013 refinancing of our senior secured credit facility and redemption of the $325 million 8 3/4% senior subordinated notes, the call premium on the $325 million 8 3/4% senior subordinated notes of $34.7 million, and the write-off of the discount on the Term Loan B facility of the previous senior secured credit facility.

        During the year ended December 31, 2011, we recorded a $17.8 million loss on the early extinguishment of debt related to debt issuance costs write-offs for the 2011 refinancing of our senior secured credit facility and the call premium on the $250 million 6 3/4% senior subordinated notes.

Other

        Other changed by $5.2 million, or 376.6%, to $3.8 million in 2013, primarily due to increased foreign currency translation gains for the year ended December 31, 2013, compared to the corresponding period in the prior year, as well as a gain on redemption of corporate debt securities of $1.5 million in 2013.

Taxes

        Our effective tax rate (income taxes as a percentage of income from operations before income taxes) decreased to a tax benefit of 13.3% for the year ended December 31, 2013, as compared to 41.8% for the year ended December 31, 2012. The primary reason for the decrease for the year ended December 31, 2013 was due to incurring a pre-tax loss in 2013, partially offset by the non-deductible portion of our goodwill and other intangible assets impairment charges during the year ended December 31, 2013.

        Our effective tax rate increased to 41.8% for the year ended December 31, 2012, as compared to 37.7% for the year ended December 31, 2011. The primary reason for the increase for the year ended December 31, 2012 is due to the previously mentioned lobbying expenses incurred in the third and fourth quarters of 2012 as well as favorable state income tax benefits resulting from the impact of certain subsidiary restructurings completed in the third quarter of 2011.

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

        Net cash provided by operating activities was $440.8 million, $507.2 million, and $567.4 million for the years ended December 31, 2013, 2012 and 2011, respectively. The decrease in net cash provided by operating activities of $66.4 million for the year ended December 31, 2013 compared to the corresponding period in the prior year comprised primarily of an increase in cash paid to suppliers and vendors of $124.0 million, cash paid to employees of $23.7 million, cash payments for the early extinguishment of debt, primarily the call premiums previously mentioned, of $34.9 million, and interest payments of $34.1 million, all of which were partially offset by a decrease in income tax payments of $117.8 million, an increase in cash receipts from customers of $15.1 million, and an increase in cash received from our joint venture in Kansas for $12.1 million. The increase in cash receipts collected from our customers and the increase in higher cash payments for operating expenses and to employees for the year ended December 31, 2013, compared to the corresponding period in the prior year, was primarily due to the previously discussed openings of Hollywood Casino Toledo in late May 2012 and Hollywood Casino Columbus in early October 2012 and the acquisition of Harrah's St. Louis facility on November 2, 2012, partially offset by the impact of new competition on our operations for various properties. The increase in higher cash payments for operating expenses was also impacted by rental expense related to the Master Lease with GLPI of $69.5 million which started on November 1, 2013 and higher Spin-Off and development costs for the year ended December 31, 2013, compared to the year ended December 31, 2012, which were partially offset by $45.1 million of lobbying expenses for the year ended December 31, 2012 incurred for our efforts in Maryland. The decrease in income tax payments for the year ended December 31, 2013, compared to the corresponding period in the prior year, was primarily due to a significant federal income tax overpayment from 2012 that was utilized in 2013. The increase in interest payments for the year ended December 31, 2013, compared to the corresponding period in the prior year, was primarily due to higher outstanding borrowings on our previous senior secured credit facility from 2012.

        Net cash used in investing activities totaled $415.0 million, $1,188.5 million, and $338.8 million for the years ended December 31, 2013, 2012 and 2011, respectively. Net cash used in investing activities for the year ended December 31, 2013 included capital maintenance expenditures and capital project expenditures, net of reimbursements totaling $199.9 million and cash distributed to GLPI in connection with the Spin-Off of $240.2 million, which were partially offset by a decrease in cash in escrow of $8.0 million, proceeds from investment in corporate debt securities of $6.9 million, proceeds from the sale of our Bullwhackers property on July 1, 2013 of $5.0 million, insurance proceeds related to damaged property and equipment for the Hollywood Casino St. Louis tornado of $2.2 million, and proceeds from the sale of property and equipment totaling $3.8 million. The decrease in net cash used in investing activities of $773.5 million for the year ended December 31, 2013, compared to the corresponding period in the prior year, was primarily due to decreased capital project expenditures of $273.1 million primarily due to the opening of our two new facilities in Ohio in 2012, partially offset by increased expenditures for the rebranding of our St. Louis facility in 2013, decreased funding provided to our joint venture in Kansas of $35.3 million and a decrease of $709.4 million for acquisition of businesses and gaming license payments due to our acquisition of Harrah's St. Louis and gaming license payments related to the 2012 openings of Hollywood Casino Toledo and Hollywood Casino Columbus. These items were partially offset by cash distributed to GLPI in connection with the Spin-Off of $240.2 million.

        Net cash provided by (used in) financing activities totaled $6.7 million, $703.3 million, and $(236.5) million for the years ended December 31, 2013, 2012 and 2011, respectively. The decrease in net cash provided by financing activities of $696.6 million for the year ended December 31, 2013, compared to the corresponding period in the prior year, was primarily due to the repurchase of preferred stock for $649.5 million, lower proceeds from long term debt, offset by repayments of long term debt of $57.1 million, and a payment to retire our other long-term obligations of $16.0 million in 2013 after receiving $10.0 million in proceeds from other long term obligations in 2012. These items were partially offset by increased insurance financing of $14.5 million and proceeds from the exercise of options of $19.6 million in 2013.

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

        The following table summarizes our capital project expenditures by segment for the year ended December 31, 2013:

Actual(1)
(in millions)
Midwest(2)	$74.6
East/West	4.6
Southern Plains(3)	39.9
Other	—

Total	$119.1

(1)
Excludes licensing fees and is net of reimbursements.

(2)
Capital expenditures for our Midwest segment include $16.1 million and $16.2 million for the construction costs before the Spin-Off and non-real estate related construction costs after the Spin-Off of the Austintown facility and the Dayton facility, respectively.

(3)
Capital expenditures for our Southern Plains segment include $39.3 million for the construction costs of the Hollywood Casino St. Louis rebranding project that was completed in December 2013.

        In June 2012, we announced that we had filed applications with the Ohio Lottery Commission for Video Lottery Sales Agent Licenses for our Ohio racetracks, Raceway Park and Beulah Park, and with the Ohio State Racing Commission for permission to relocate the racetracks to Dayton and Austintown, respectively. On May 1, 2013, we received approval from the Ohio Racing Commission for our relocation plans. Construction started in late May 2013 for the new Hollywood-themed facility in Austintown, with a $161 million budget, inclusive of a $75 million relocation fee and $50 million license fee, featuring a new thoroughbred racetrack and approximately 850 video lottery terminals, as well as various restaurants, bars and other amenities. The new Austintown facility will be located on 193 acres in Austintown's Centrepointe Business Park near the intersection of Interstate 80 and Ohio Route 46. For Dayton, construction started in late May 2013 for the new Hollywood-themed facility, with a $165 million budget, inclusive of a $75 million relocation fee and $50 million license fee, featuring a new standardbred racetrack and approximately 1,000 video lottery terminals, as well as various restaurants, bars and other amenities. The Dayton facility will be located on 119 acres on the site of an abandoned Delphi Automotive plant near Wagner Ford and Needmore roads in North Dayton. The $75 million relocation fee for both Ohio racetracks is based on the present value of the contractual obligation, which is $7.5 million upon opening, with 18 additional semi-annual payments of $4.8 million beginning one year after opening. We anticipate the license fees for both Ohio racetracks will be paid as follows: (i) $10 million in the second quarter of 2014, (ii) $15 million upon opening, and (iii) $25 million on the one year anniversary of the commencement of gaming. As of December 31, 2013, Penn incurred cumulative costs of $0.6 million and $0.7 million for the Austintown facility and the Dayton facility, respectively. The remaining cumulative construction costs of $23.3 million and $21.3 million for the Austintown facility and the Dayton facility, respectively, were contributed to GLPI as part of the Spin-Off. Additionally, as part of the Spin-Off, GLPI is responsible for certain real estate related construction costs for the Austintown facility and the Dayton facility.

        During the year ended December 31, 2013, we spent approximately $80.9 million for capital maintenance expenditures, with $21.2 million at our Midwest segment, $25.5 million at our East/West segment, $29.0 million at our Southern Plains segment, and $5.2 million for Other. The majority of the capital maintenance expenditures were for slot machines and slot machine equipment.

        Cash generated from operations and cash available under the revolver portion of our senior secured credit facility have funded our capital project and capital maintenance expenditures in 2013.

        The following table summarizes our expected capital project expenditures for the year ending December 31, 2014, as well as the projects in their entirety, by segment:

	Total for 2014	Project Total(1)
	(in millions)
Midwest(2)	$74.2	$75.5
East/West	23.6	27.7
Southern Plains(3)	11.0	61.3
Other	2.7	3.6

Total	$111.5	$168.1

(1)
Excludes licensing and relocation fees.

(2)
Expected capital expenditures in 2014 for our Midwest segment include $35.4 million and $38.8 million of non-real estate related construction costs for the Austintown facility and the Dayton facility, respectively.

(3)
Expected capital expenditures in 2014 for our Southern Plains segment are all related to final bills to be paid for the Hollywood Casino St. Louis rebranding project that was completed in December 2013.

Debt

  Senior Secured Credit Facility

        On October 30, 2013, the Company entered into a new senior secured credit facility. The new senior secured credit facility consists of a five year $500 million revolver, a five year $500 million Term Loan A facility, and a seven year $250 million Term Loan B facility. The Term Loan A facility was priced at LIBOR plus a spread (ranging from 2.75% to 1.25%) based on the Company's consolidated total net leverage ratio as defined in the new senior secured credit facility. The Term Loan B facility was priced at LIBOR plus 2.50%, with a 0.75% LIBOR floor. In connection with the repayment of the previous senior secured credit facility, the Company recorded a $21.5 million loss on the early extinguishment of debt for the year ended December 31, 2013 related to debt issuance costs write-offs and the write-off of the discount on the Term Loan B facility of the previous senior secured credit facility.

        The Company's new senior secured credit facility had a gross outstanding balance of $750 million at December 31, 2013, consisting a $500 million Term Loan A facility, and a $250 million Term Loan B facility. No balances were outstanding on the revolving credit facility at December 31, 2013. Additionally, at December 31, 2013, the Company was contingently obligated under letters of credit issued pursuant to the senior secured credit facility with face amounts aggregating $22.1 million, resulting in $477.9 million of available borrowing capacity as of December 31, 2013 under the revolving credit facility.

  Redemption of 8 3/4% Senior Subordinated Notes

        In the fourth quarter of 2013, the Company redeemed all of its $325 million 8 3/4% senior subordinated notes, which were due in 2019 ("8 3/4% Notes"). In connection with this redemption, the Company recorded a $40.2 million loss on the early extinguishment of debt for the year ended December 31, 2013 related to debt issuance costs write-offs of $5.5 million and the call premium on the 8 3/4% Notes of $34.7 million.

  5.875% Senior Unsecured Notes

        On October 30, 2013, the Company completed an offering of $300 million 5.875% senior unsecured notes that mature on November 1, 2021 (the "5.875% Notes") at a price of par. Interest on the 5.875% Notes is payable on May 1 and November 1 of each year. The 5.875% Notes are senior unsecured obligations of the Company. The 5.875% Notes will not be guaranteed by any of the Company's subsidiaries except in the event that the Company in the future issues certain subsidiary-guaranteed debt securities. The Company may redeem the 5.875% Notes at any time, and from time to time, on or after November 1, 2016, at the declining redemption premiums set forth in the indenture governing the 5.875% Notes, together with accrued and unpaid interest to, but not including, the redemption date. Prior to November 1, 2016, the Company may redeem the 5.875% Notes at any time, and from time to time, at a redemption price equal to 100% of the principal amount of the 5.875% Notes redeemed plus a "make-whole" redemption premium described in the indenture governing the 5.875% Notes, together with accrued and unpaid interest to, but not including, the redemption date. In addition, the 5.875% Notes may be redeemed prior to November 1, 2016 from net proceeds raised in connection with an equity offering as long as the Company pays 105.875% of the principal amount of the 5.875% Notes, redeems the 5.875% Notes within 180 days of completing the equity offering, and at least 60% of the 5.875% Notes originally issued remains outstanding.

        The Company used the proceeds of the new senior secured credit facility, new 5.875% Notes, and cash on hand, to repay its previous senior secured credit facility, to fund the cash tender offer to purchase any and all of its 8 3/4% Notes and the related consent solicitation to make certain amendments to the indenture governing the 8 3/4% Notes, to satisfy and discharge such indenture, to pay related fees and expenses and for working capital purposes.

  GLPI indebtedness

        Immediately before the Spin-Off on October 30, 2013, while GLPI was a wholly-owned subsidiary of the Company, GLPI raised $2.35 billion of debt financing, which was part of the net assets contributed to GLPI as part of the Spin-Off. See Note 2 in the Notes to the Consolidated Financial Statements for further discussion.

  Other Long-Term Obligations

        In September 2012, the Company received $10 million under a subscription agreement entered into between A3 Gaming Investments, LLC, an investment vehicle owned by the previous owner of the M Resort ("A3 Gaming Investments"), and LV Gaming Ventures, LLC, a wholly-owned subsidiary of the Company and holder of the assets of the M Resort ("LV Gaming Ventures"). The subscription agreement entitled A3 Gaming Investments to invest in a limited liability membership interest in LV Gaming Ventures, which was scheduled to mature on October 1, 2016. The investment entitled A3 Gaming Investments to annual payments and a settlement value based on the earnings levels of the M Resort. In accordance with ASC 480, "Distinguishing Liabilities from Equity," the Company determined that this obligation was a financial instrument and as such should be recorded as a liability within debt. Changes in the settlement value, if any, were accreted to interest expense through the maturity date of the instrument. In September 2013, the Company entered into an agreement to terminate the subscription agreement, which was repaid on October 22, 2013 for $16 million. During the year ended December 31, 2013, the Company recorded a charge of $3.8 million, and $2.2 million in interest expense on this instrument.

  Covenants

        The Company's senior secured credit facility and 5.875% Notes require us, among other obligations, to maintain specified financial ratios and to satisfy certain financial tests, including fixed charge coverage, interest coverage, senior leverage and total leverage ratios. In addition, the Company's senior secured credit facility and 5.875% Notes restrict, among other things, its ability to incur additional indebtedness, incur guarantee obligations, amend debt instruments, pay dividends, create liens on assets, make investments, engage in mergers or consolidations, and otherwise restrict corporate activities.

        At December 31, 2013, the Company was in compliance with all required financial covenants.

  Outlook

        The Spin-Off has had and will continue to have a material impact on our results of operations, capital structure and management. For a discussion of these impacts, see "Spin-Off of Real Estate Assets through a Real Estate Assets through a Real Estate Investment Trust" and "Risk Factors" of this report. Based on our current level of operations, we believe that cash generated from operations and cash on hand, together with amounts available under our new senior secured credit facility, will be adequate to meet our anticipated rental obligation, debt service requirements, capital expenditures and working capital needs for the foreseeable future. However, we cannot be certain that our business will generate sufficient cash flow from operations, that our anticipated earnings projections will be realized, or that future borrowings will be available under our new senior secured credit facility or otherwise will be available to enable us to service our indebtedness, including the new senior secured credit facility and the new 5.875% Notes, to retire or redeem the new 5.875% Notes when required or to make anticipated capital expenditures. In addition, we expect a majority of our future growth to come from acquisitions of gaming properties at reasonable valuations, greenfield projects, jurisdictional expansions and property expansion in under-penetrated markets. If we consummate significant acquisitions in the future or undertake any significant property expansions, our cash requirements may increase significantly and we may need to make additional borrowings or complete equity or debt financings to meet these requirements. Our future operating performance and our ability to service or refinance our debt will be subject to future economic conditions and to financial, business and other factors, many of which are beyond our control. See "Risk Factors—Risks Related to Our Capital Structure" of this Annual Report on Form 10-K for a discussion of the risk related to our capital structure.

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

Commitments and Contingencies

  Contractual Cash Obligations

        At December 31, 2013, there was approximately $477.9 million available for borrowing under our revolving credit facility. The following table presents our contractual cash obligations at December 31, 2013:

	Payments Due By Period
	Total	2014	2015-2016	2017-2018	2019 and After
	(in thousands)
Senior secured credit facility
Principal	$750,000	$27,500	$67,500	$417,500	$237,500
Interest(1)	183,857	32,020	67,302	59,818	24,717
5.875% senior unsecured notes
Principal	300,000	—	—	—	300,000
Interest	141,098	17,723	35,250	35,250	52,875
Purchase obligations	40,914	35,923	4,249	542	200
Capital expenditure commitments(2)	20,083	20,083	—	—	—
Capital leases	2,015	98	219	256	1,442
Master lease commitment to GLPI(3)	5,118,661	376,552	753,104	745,315	3,243,690
Operating leases	32,409	4,628	5,901	4,319	17,561
Ohio Payments(4)	388,018	75,000	98,836	60,448	153,734
Other liabilities reflected in the Company's consolidated balance sheets(5)	14,934	14,934	—	—	—

Total	$6,991,989	$604,461	$1,032,361	$1,323,448	$4,031,719

(1)
The interest rates associated with the variable rate components of our senior secured credit facility are estimated, reflected of forward LIBOR curves plus the spread over LIBOR as of December 31, 2013. The contractual amounts to be paid on our variable rate obligations are affected by changes in market interest rates and changes in our spreads which are based on our leverage ratios. Future changes in such ratios will impact the contractual amounts to be paid.

(2)
The Company anticipates spending approximately $111.5 million for future construction projects over the next year that have not been contractually committed to at year-end.

(3)
Reflects only the fixed contractual rental obligation to GLPI over the initial 15 year lease term.

(4)
The Company agreed to pay $110 million (of which $100 million remains to be paid) to the state of Ohio over ten years in return for certain clarifications from the State of Ohio with respect to various financial matters and limits on competition within the ten year time period. This amount also includes the previously mentioned relocation fees and license fees associated with our two development projects in Dayton and Mahoning Valley, Ohio. See Note 12 in the Notes to the Consolidated Financial Statements for further discussion.

(5)
Primarily represents liabilities associated with reward programs that can be redeemed for cash, free play or services. Does not include any liability for unrecognized tax benefits, as the Company cannot make a reasonably reliable estimate of the period of cash settlement with the respective taxing authority.

  Other Commercial Commitments

        The following table presents our material commercial commitments as of December 31, 2013 for the following future periods:

	Total Amounts Committed	2014	2015-2016	2017-2018	2019 and After
	(in thousands)
Letters of Credit(1)	$22,075	$22,075	$—	$—	$—

Total	$22,075	$22,075	$—	$—	$—

(1)
The available balance under the revolving credit portion of our senior secured credit facility is reduced by outstanding letters of credit.

New Accounting Pronouncements

        In July 2013, the FASB issued explicit guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. An unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except as follows. To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The assessment of whether a deferred tax asset is available is based on the unrecognized tax benefit and deferred tax asset that exist at the reporting date and should be made presuming disallowance of the tax position at the reporting date. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013 and should be applied prospectively to all unrecognized tax benefits that exist at the effective date. The Company adopted this guidance as of January 1, 2014. Although the Company currently has unrecognized tax benefits, this guidance did not have a material impact on the Company's consolidated financial statements.

        In February 2013, the FASB finalized the disclosure requirements on how entities should present financial information about reclassification adjustments from accumulated other comprehensive income. The standard requires that companies present either in a single note or parenthetically on the face of the financial statements, the effect of significant amounts reclassified from each component of accumulated other comprehensive income based on its source and the income statement line items affected by the reclassification. If a component is not required to be reclassified to net income in its entirety, companies would instead cross reference to the related footnote for additional information. The disclosures required by this amendment are effective for public entities for annual and interim reporting periods beginning after December 15, 2012. The Company adopted the guidance as of January 1, 2013. Other than additional disclosure requirements, the adoption of this guidance did not have an impact on the Company's consolidated financial statements.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The table below provides information at December 31, 2013 about our financial instruments that are sensitive to changes in interest rates. For debt obligations, the table presents notional amounts maturing during the year and the related weighted-average interest rates by maturity dates. Notional amounts are used to calculate the contractual payments to be exchanged by maturity date and the weighted-average interest rates are based on implied forward LIBOR rates at December 31, 2013.

	2014	2015	2016	2017	2018	Thereafter	Total	Fair Value 12/31/13
	(in thousands)
Long-term debt:
Fixed rate	$—	$—	$—	$—	$—	$300,000	$300,000	$297,000
Average interest rate						5.88%
Variable rate	$27,500	$27,500	$40,000	$52,500	$365,000	$237,500	$750,000	$748,150
Average interest rate(1)	4.27%	4.63%	4.90%	5.12%	5.27%	5.91%

(1)
Estimated rate, reflective of forward LIBOR plus the spread over LIBOR applicable to variable-rate borrowing.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

Board of Directors
Penn National Gaming, Inc. and Subsidiaries

        We have audited the accompanying consolidated balance sheets of Penn National Gaming, Inc. and Subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive (loss) income, changes in shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2013. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Penn National Gaming, Inc. and Subsidiaries at December 31, 2013 and 2012, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Penn National Gaming, Inc. and Subsidiaries' internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) and our report dated February 27, 2014 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Philadelphia, Pennsylvania
February 27, 2014

Penn National Gaming, Inc. and Subsidiaries
Consolidated Balance Sheets
(in thousands, except share and per share data)

	December 31,
	2013	2012
Assets
Current assets
Cash and cash equivalents	$292,995	$260,467
Receivables, net of allowance for doubtful accounts of $2,752 and $3,901 at December 31, 2013 and 2012, respectively	52,538	53,720
Prepaid expenses	62,724	94,620
Deferred income taxes	71,093	39,793
Other current assets	29,511	38,540

Total current assets	508,861	487,140

Property and equipment, net	497,457	2,730,797
Other assets
Investment in and advances to unconsolidated affiliates	193,331	204,506
Goodwill	492,398	1,380,689
Other intangible assets, net	359,648	706,477
Debt issuance costs, net of accumulated amortization of $922 and $11,462 at December 31, 2013 and 2012, respectively	30,734	35,999
Other assets	101,562	98,449

Total other assets	1,177,673	2,426,120

Total assets	$2,183,991	$5,644,057

Liabilities
Current liabilities
Current maturities of long-term debt	$27,598	$81,497
Accounts payable	22,580	38,268
Accrued expenses	98,009	133,316
Accrued interest	5,027	21,872
Accrued salaries and wages	86,498	96,426
Gaming, pari-mutuel, property, and other taxes	52,053	55,610
Insurance financing	3,020	3,856
Other current liabilities	66,684	68,774

Total current liabilities	361,469	499,619

Long-term liabilities
Long-term debt, net of current maturities	1,023,194	2,649,073
Deferred income taxes	13,912	216,357
Noncurrent tax liabilities	19,966	20,393
Other noncurrent liabilities	7,050	7,686

Total long-term liabilities	1,064,122	2,893,509

Shareholders' equity
Series B Preferred stock ($.01 par value, 1,000,000 shares authorized, 0 and 12,275 shares issued at December 31, 2013 and 2012, respectively)	—	—
Series C Preferred stock ($.01 par value, 18,500 shares authorized, 8,624 and 0 shares issued at December 31, 2013 and 2012, respectively)	—	—
Common stock ($.01 par value, 200,000,000 shares authorized, 77,788,393 and 77,446,601 shares issued at December 31, 2013 and 2012, respectively)	775	769
Additional paid-in capital	887,556	1,451,965
Retained (deficit) earnings	(130,314)	795,173
Accumulated other comprehensive income	383	3,022

Total shareholders' equity	758,400	2,250,929

Total liabilities and shareholders' equity	$2,183,991	$5,644,057

See accompanying notes to the consolidated financial statements.

Penn National Gaming, Inc. and Subsidiaries
Consolidated Statements of Operations
(in thousands, except per share data)

Year ended December 31,	2013	2012	2011
Revenues
Gaming	$2,615,169	$2,590,533	$2,468,630
Food, beverage and other	461,048	438,837	400,258
Management service fee	13,176	14,835	15,185

Revenues	3,089,393	3,044,205	2,884,073
Less promotional allowances	(170,639)	(144,740)	(141,816)

Net revenues	2,918,754	2,899,465	2,742,257

Operating expenses
Gaming	1,318,546	1,342,905	1,298,938
Food, beverage and other	345,345	343,611	321,801
General and administrative	526,482	532,241	423,718
Rental expense related to Master Lease	69,502	—	—
Depreciation and amortization	298,326	245,348	211,476
Impairment losses	1,132,417	—	—
Insurance deductible charges, net of recoveries	108	(7,229)	(13,257)

Total operating expenses	3,690,726	2,456,876	2,242,676

(Loss) income from operations	(771,972)	442,589	499,581

Other income (expenses)
Interest expense	(97,092)	(81,440)	(99,564)
Interest income	1,387	948	423
Income from unconsolidated affiliates	9,657	3,804	7,364
Loss on early extinguishment of debt	(61,660)	—	(17,838)
Other	3,803	(1,375)	(734)

Total other expenses	(143,905)	(78,063)	(110,349)

(Loss) income from operations before income taxes	(915,877)	364,526	389,232
Income tax (benefit) provision	(121,538)	152,555	146,881

Net (loss) income	$(794,339)	$211,971	$242,351

(Loss) earnings per common share:
Basic (loss) earnings per common share	$(10.17)	$2.24	$2.52
Diluted (loss) earnings per common share	$(10.17)	$2.04	$2.26

See accompanying notes to the consolidated financial statements.

Penn National Gaming, Inc. and Subsidiaries
Consolidated Statements of Comprehensive (Loss) Income
(in thousands)

Year ended December 31,	2013	2012	2011
Net (loss) income	$(794,339)	$211,971	$242,351
Other comprehensive (loss) income, net of tax:
Change in fair value of interest rate swap contracts
Unrealized holding losses arising during the period on effective hedges, net of income tax benefit of $250	—	—	(448)
Less: Reclassification adjustments for losses included in net income, net of income taxes of $5,488	—	—	9,822

Change in fair value of interest rate swap contracts, net	—	—	9,374
Foreign currency translation adjustment during the period	(1,245)	425	(287)
Change in fair value of corporate debt securities
Unrealized holding (losses) gains on corporate debt securities arising during the period	(98)	279	1,116
Less: Reclassification adjustments for gains included in net income	(1,296)	—	—

Change in fair value of corporate debt securities, net	(1,394)	279	1,116

Other comprehensive (loss) income	(2,639)	704	10,203

Comprehensive (loss) income	$(796,978)	$212,675	$252,554

See accompanying notes to the consolidated financial statements.

Penn National Gaming, Inc. and Subsidiaries
Consolidated Statements of Changes in Shareholders' Equity
(in thousands, except share data)

	Preferred Stock		Common Stock				Accumulated Other Comprehensive (Loss) Income
					Additional Paid-In Capital	Retained (Deficit) Earnings		Total Shareholders' Equity
	Shares	Amount	Shares	Amount
Balance, December 31, 2010	12,275	$—	78,414,022	$779	$1,446,932	$337,940	$(7,885)	$1,777,766
Stock option activity, including tax benefit of $1,369	—	—	695,915	7	39,352	—	—	39,359
Share repurchases	—	—	(2,981,406)	(30)	(105,176)	—	—	(105,206)
Restricted stock activity, net, including tax benefit of $1,188	—	—	84,595	—	4,247	—	—	4,247
Change in fair value of interest rate swap contracts, net of income taxes of $5,238	—	—	—	—	—	—	9,374	9,374
Change in fair value of corporate debt securities	—	—	—	—	—	—	1,116	1,116
Foreign currency translation adjustment	—	—	—	—	—	—	(287)	(287)
Cumulative-effect of adoption of amendments to ASC 924 regarding jackpot liabilities, net of income taxes of $1,068	—	—	—	—	—	2,911	—	2,911
Net income	—	—	—	—	—	242,351	—	242,351

Balance, December 31, 2011	12,275	—	76,213,126	756	1,385,355	583,202	2,318	1,971,631
Stock option activity, including tax benefit of $5,411	—	—	1,241,091	13	62,234	—	—	62,247
Restricted stock activity, including tax benefit of $670	—	—	(7,616)	—	4,376	—	—	4,376
Change in fair value of corporate debt securities	—	—	—	—	—	—	279	279
Foreign currency translation adjustment	—	—	—	—	—	—	425	425
Net income	—	—	—	—	—	211,971	—	211,971

Balance, December 31, 2012	12,275	—	77,446,601	769	1,451,965	795,173	3,022	2,250,929
Repurchase of Preferred Stock	(6,498)	—	—	—	(649,518)	—	—	(649,518)
Exchange Series B Preferred Stock for Series C Preferred Stock	2,847	—	—	—	—	—	—	—
Stock option activity, including tax benefit of $9,725	—	—	2,259,422	25	91,444	—	—	91,469
Restricted stock activity, including tax benefit of $1,046	—	—	249,763	3	(6,357)	—	—	(6,354)
Distribution of net assets to Gaming and Leisure Properties, Inc. (See Note 2)	—	—	—	—	—	(131,148)	—	(131,148)
Impact of non pro-rate distribution to Company's former CEO and related family trust (See Note 2)	—	—	(2,167,393)	(22)	22	—	—	—
Change in fair value of corporate debt securities	—	—	—	—	—	—	(1,394)	(1,394)
Foreign currency translation adjustment	—	—	—	—	—	—	(1,245)	(1,245)
Net loss	—	—	—	—	—	(794,339)	—	(794,339)

Balance, December 31, 2013	8,624	$—	77,788,393	$775	$887,556	$(130,314)	$383	$758,400

See accompanying notes to the consolidated financial statements.

Penn National Gaming, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(in thousands)

Year ended December 31,	2013	2012	2011
Operating activities
Net (loss) income	$(794,339)	$211,971	$242,351
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	298,326	245,348	211,476
Amortization of items charged to interest expense and interest income	8,112	6,898	9,601
Changes in settlement values on long term obligations	5,024	—	—
Loss (gain) on sale of fixed assets	3,652	(1,690)	340
Income from unconsolidated affiliates	(9,657)	(3,804)	(7,364)
Distributions of earnings from unconsolidated affiliates	21,500	9,400	—
Loss on early extinguishment of debt	26,782	—	12,212
Deferred income taxes	(224,983)	44,983	21,560
Charge for stock-based compensation	22,809	28,609	24,330
Impairment losses	1,132,417	—	—
Gain on investment in corporate debt securities	(1,516)	—	—
Gain on sale of Bullwhackers	(444)	—	—
Decrease (increase), net of businesses acquired
Accounts receivable	5,034	1,887	(6,064)
Insurance receivable	—	1,072	(1,073)
Prepaid expenses and other current assets	912	14,445	(4,648)
Other assets	(42,567)	(12,331)	(2,556)
(Decrease) increase, net of businesses acquired
Accounts payable	(2,175)	1,334	397
Accrued expenses	(30,147)	12,770	8,382
Accrued interest	(15,030)	3,925	(4,038)
Accrued salaries and wages	(2,383)	10,285	8,961
Gaming, pari-mutuel, property and other taxes	(1,555)	6,051	2,047
Income taxes	29,058	(70,721)	49,285
Other current and noncurrent liabilities	10,576	12,903	2,849
Other noncurrent tax liabilities	1,396	(16,146)	(683)

Net cash provided by operating activities	440,802	507,189	567,365

Investing activities
Capital project expenditures, net of reimbursements	(119,051)	(386,344)	(216,049)
Capital maintenance expenditures	(80,862)	(86,641)	(77,032)
Proceeds from sale of property and equipment	3,837	5,323	12,966
Proceeds from investment in corporate debt securities	6,870	—	—
Proceeds related to damaged property and equipment	2,203	—	3,862
Proceeds from sale of Bullwhackers, net of cash on hand	4,996	—	—
Investment in joint ventures, net of proceeds received	(675)	(36,000)	(100,398)
Cash contributed to GLPI in connection with Spin-Off	(240,202)	—	—
Decrease in cash in escrow	8,000	24,625	28,975
Acquisitions of businesses and licenses, net of cash acquired	(73)	(709,450)	8,874

Net cash used in investing activities	(414,957)	(1,188,487)	(338,802)

Financing activities
Proceeds from exercise of options	51,535	31,933	16,719
Repurchase of common stock	—	—	(105,206)
Repurchase of preferred stock	(649,518)	—	—
Proceeds from issuance of long-term debt, net of issuance costs	4,745,790	1,162,709	1,773,232
Principal payments on long-term debt	(4,135,059)	(494,891)	(1,928,571)
Proceeds from other long-term obligations	—	10,000	—
Payments of other long-term obligations	(16,000)	—	—
Proceeds from insurance financing	19,233	4,746	17,406
Payments on insurance financing	(20,069)	(17,253)	(12,645)
Tax benefit from stock options exercised	10,771	6,081	2,557

Net cash provided by (used in) financing activities	6,683	703,325	(236,508)

Net increase (decrease) in cash and cash equivalents	32,528	22,027	(7,945)
Cash and cash equivalents at beginning of year	260,467	238,440	246,385

Cash and cash equivalents at end of year	$292,995	$260,467	$238,440

Supplemental disclosure
Interest expense paid, net of amounts capitalized	$104,351	$70,239	$93,140
Income taxes paid	$69,758	$187,515	$90,702

        Non-cash transactions:    On June 1, 2011, following the purchase of all of the outstanding debt of The M Resorts LLC in October 2010 and the receipt of requisite regulatory approvals, the Company acquired the business in exchange for the debt. This non-cash transaction at the acquisition date, resulted in the removal of the Company's loan receivable and increased property and equipment, net, total current assets, total other assets and total current liabilities by $203.7 million, $13.7 million, $2.4 million and $17.3 million, respectively.

See accompanying notes to the consolidated financial statements.

Penn National Gaming, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

1.     Business and Basis of Presentation

        Penn National Gaming, Inc. ("Penn") and together with its subsidiaries (collectively, the "Company") is a diversified, multi-jurisdictional owner and manager of gaming and pari-mutuel properties. Penn is the successor to several businesses that have operated as Penn National Race Course since 1972. Penn was incorporated in Pennsylvania in 1982 as PNRC Corp. and adopted its current name in 1994, when the Company became a publicly traded company. In 1997, the Company began its transition from a pari-mutuel company to a diversified gaming company with the acquisition of the Charles Town property and the introduction of video lottery terminals in West Virginia. Since 1997, the Company has continued to expand its gaming operations through strategic acquisitions, greenfield projects, and property expansions. The Company, along with its joint venture partner, opened Hollywood Casino at Kansas Speedway on February 3, 2012 and in Ohio, the Company opened its Hollywood Casino Toledo facility on May 29, 2012 and its Hollywood Casino Columbus facility on October 8, 2012. In addition, on November 2, 2012, the Company acquired Harrah's St. Louis facility, which has been rebranded as Hollywood Casino St. Louis.

        As of December 31, 2013, the Company owned, managed, or had ownership interests in twenty-six facilities in the following seventeen jurisdictions: Florida, Illinois, Indiana, Iowa, Kansas, Maine, Maryland, Mississippi, Missouri, Nevada, New Jersey, New Mexico, Ohio, Pennsylvania, Texas, West Virginia, and Ontario. On July 1, 2013, the Company sold its Bullwhackers property located in Colorado and no longer has any operations in the state. Additionally, as a result of the spin-off transaction described further below, Hollywood Casino Baton Rouge in Louisiana and Hollywood Casino Perryville in Maryland were contributed to Gaming and Leisure Properties, Inc. ("GLPI").

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

2.     Spin-Off of Real Estate Assets through a Real Estate Investment Trust

        On November 15, 2012, the Company announced that it intended to pursue a plan to separate the majority of its operating assets and real property assets into two publicly traded companies including an operating entity, Penn and, through a tax-free spin-off of the Company's real estate assets to holders of its common and preferred stock, a newly formed publicly traded entity that intends to qualify as a real estate investment trust ("REIT") named GLPI (the "Spin-Off").

        On November 1, 2013, Penn effected the Spin-Off by distributing one share of common stock of GLPI to the holders of Penn common stock and Series C Convertible Preferred Stock ("Series C Preferred Stock") for every share of Penn common stock and every 1/1000th of a share of Series C Preferred Stock that they held at the close of business on October 16, 2013, the record date for the Spin-Off. See Note 14 for further information on the Series C Preferred Stock. Peter M. Carlino and the PMC Delaware Dynasty Trust dated September 25, 2013, a trust for the benefit of Mr. Carlino's children, also received additional shares of GLPI common stock, in exchange for shares of Penn common stock that they transferred to Penn immediately prior to the Spin-Off, and Mr. Carlino exchanged certain options to acquire Penn common stock for options to acquire GLPI common stock having the same aggregate intrinsic value. Penn engaged in these exchanges with Mr. Carlino and his related trust to ensure that each member of the Carlino family beneficially owns 9.9% or less of the outstanding shares of Penn common stock following the Spin-Off, so that GLPI can qualify to be taxed as a REIT for United States ("U.S.") federal income tax purposes.

        In addition, the Company contributed to GLPI through a series of internal corporate restructurings substantially all of the assets and liabilities associated with Penn's real property interests and real estate development business, as well as the assets and liabilities of Hollywood Casino Baton Rouge and Hollywood Casino Perryville, which are referred to as the "TRS Properties." The assets and liabilities were contributed to GLPI based on their historical carrying values, which were as follows (in thousands):

Cash and cash equivalents	$240,202
Current deferred income tax assets	6,157
Other current assets	3,116
Property and equipment, net	2,114,838
Goodwill	75,521
Other intangible assets	9,577
Debt issuance costs	39,862
Other assets	36,378
Accounts payable and accrued expenses	(16,055)
Income taxes	(5,296)
Other current liabilities	(12,312)
Long-term debt	(2,350,000)
Deferred income tax liabilities	(10,840)

Net contribution	$131,148

        As a result of the Spin-Off, GLPI owns substantially all of Penn's former real property assets and leases back most of those assets to Penn for use by its subsidiaries, under a "triple net" 15 year Master Lease agreement (the "Master Lease") (that includes four 5 year renewals, which are at Penn's option) as well as owns and operates the TRS Properties through its Taxable REIT Subsidiaries ("TRS"). Penn continues to operate the leased gaming facilities, hold the associated gaming licenses and own and operate other assets, including the Casino Rama casino management contract, the 50% joint venture interest in Hollywood Casino at Kansas Speedway, seven non-casino racetracks and gaming equipment.

        The Company incurred transaction costs of $28.8 million, $7.1 million and $4.3 million for the years ended December 31, 2013, 2012 and 2011, respectively, associated with the Spin-Off, which are included in general and administrative expenses within the consolidated statements of operations.

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

        Concentration of credit risk, with respect to casino receivables, is limited through the Company's credit evaluation process. The Company issues markers to approved casino customers only following credit checks and investigations of creditworthiness. Marker balances issued to approved casino customers were $4.3 million at December 31, 2013, compared to $6.7 million at December 31, 2012.

        The Company's receivables of $52.5 million and $53.7 million at December 31, 2013 and 2012, respectively, primarily consist of $4.8 million and $5.1 million, respectively, due from the West Virginia Lottery for gaming revenue settlements and capital reinvestment projects at Hollywood Casino at Charles Town Races, $10.3 million and $11.8 million, respectively, for reimbursement of expenses paid on behalf of Casino Rama, $2.5 million and $4.0 million, respectively, for racing settlements due from simulcasting at Hollywood Casino at Penn National Race Course, $3.3 million and $3.8 million, respectively, for reimbursement of payroll expenses paid on behalf of the Company's joint venture in Kansas, $6.5 million of tax obligations in 2013 that will be reimbursed by GLPI, and markers issued to customers mentioned above.

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

  Investment in Corporate Debt Securities

        The fair value of the investment in corporate debt securities is estimated based on a third party broker quote. The investment in corporate debt securities is measured at fair value on a recurring basis. As described in Note 10, the investment in corporate debt securities was redeemed in 2013.

  Long-term Debt

        The fair value of the Company's Term Loan B component of its new and previous senior secured credit facility, senior unsecured notes (which were issued in October 2013), and senior subordinated notes (which were redeemed in October 2013) is estimated based on quoted prices in active markets and as such is a Level 1 measurement (see Note 19). The fair value of the remainder of the Company's new and previous senior secured credit facility approximates its carrying value as it is variable rate debt. The fair value of the Company's other long-term obligations approximates its carrying value, which was repaid in October 2013 (see Note 11).

        The estimated fair values of the Company's financial instruments are as follows (in thousands):

	2013		2012
December 31,	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	$292,995	$292,995	$260,467	$260,467
Investment in corporate debt securities	—	—	6,790	6,790
Financial liabilities:
Long-term debt
Senior secured credit facility	748,777	748,150	2,393,459	2,401,225
Senior unsecured notes	300,000	297,000	—	—
Senior subordinated notes	—	—	325,000	368,875
Other long-term obligations	—	—	10,000	10,000

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

Goodwill and Other Intangible Assets

        At December 31, 2013, the Company had $492.4 million in goodwill and $359.6 million in other intangible assets within its consolidated balance sheet, representing 22.5% and 16.5% of total assets, respectively, resulting from the Company's acquisition of other businesses and payment for gaming licenses and racing permits. Two issues arise with respect to these assets that require significant management estimates and judgment: (i) the valuation in connection with the initial purchase price allocation; and (ii) the ongoing evaluation for impairment.

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

        In accordance with Financial Accounting Standards Board (the "FASB") Accounting Standards Codification ("ASC") 350, "Intangibles-Goodwill and Other," the Company considers its gaming licenses, racing permits, and the majority of its trademark intangible assets as indefinite-life intangible assets that do not require amortization based on the Company's future expectations to operate its gaming facilities indefinitely (not withstanding the recent events in Iowa which the Company concluded was an isolated incident and the first time in the Company's history a gaming regulator has taken an action which could cause it to lose its gaming license) as well as its historical experience in renewing these intangible assets at minimal cost with various state gaming and racing commissions. Rather, these intangible assets are tested annually for impairment, or more frequently if indicators of impairment exist, by comparing the fair value of the recorded assets to their carrying amount. If the carrying amounts of the indefinite-life intangible assets exceed their fair value, an impairment loss is recognized. The Company completes its testing of its intangible assets prior to assessing the realizability of its goodwill.

        The Company assessed the fair value of its indefinite-life intangible assets (which is primarily gaming licenses) using the Greenfield Method under the income approach. The Greenfield Method estimates the fair value of the license assuming the Company built a casino with similar utility to that of the existing facility. The method assumes a theoretical start-up company going into business without any assets other than the intangible asset being valued. As such, the value of the license is a function of the following items:

  •
  Projected revenues and operating cash flows (including an allocation of the Company's projected rental obligation to its reporting units);

  •
  Theoretical construction costs and duration;

  •
  Pre-opening expenses;

  •
  Discounting that reflects the level of risk associated with receiving future cash flows attributable to the license; and

  •
  Remaining useful life of the license.

        The evaluation of goodwill and indefinite-life intangible assets requires the use of estimates about future operating results of each reporting unit to determine the estimated fair value of the reporting unit and the indefinite-lived intangible assets. The Company must make various assumptions and estimates in performing its impairment testing. The implied fair value includes estimates of future cash flows (including an allocation of the Company's projected rental obligation to its reporting units) that are based on reasonable and supportable assumptions which represent the Company's best estimates of the cash flows expected to result from the use of the assets including their eventual disposition. Changes in estimates, increases in the Company's cost of capital, reductions in transaction multiples, changes in operating and capital expenditure assumptions or application of alternative assumptions and definitions could produce significantly different results. Future cash flow estimates are, by their nature, subjective and actual results may differ materially from the Company's estimates. If the Company's ongoing estimates of future cash flows are not met, the Company may have to record additional impairment charges in future accounting periods. The Company's estimates of cash flows are based on the current regulatory and economic climates, recent operating information and budgets of the various properties where it conducts operations. These estimates could be negatively impacted by changes in federal, state or local regulations, economic downturns, or other events affecting the Company's properties.

        Forecasted cash flows (based on the Company's annual operating plan as determined in the fourth quarter) can be significantly impacted by the local economy in which its reporting units operate. For example, increases in unemployment rates can result in decreased customer visitations and/or lower customer spend per visit. In addition, the impact of new legislation which approves gaming in nearby jurisdictions or further expands gaming in jurisdictions where the Company's reporting units currently operate can result in opportunities for the Company to expand its operations. However, it also has the impact of increasing competition for the Company's established properties which generally will have a negative effect on those locations' profitability once competitors become established as a certain level of cannibalization occurs absent an overall increase in customer visitations. Lastly, increases in gaming taxes approved by state regulatory bodies can negatively impact forecasted cash flows.

        Assumptions and estimates about future cash flow levels and multiples by individual reporting units are complex and subjective. They are sensitive to changes in underlying assumptions and can be affected by a variety of factors, including external factors, such as industry, geopolitical and economic trends, and internal factors, such as changes in the Company's business strategy, which may reallocate capital and resources to different or new opportunities which management believes will enhance its overall value but may be to the detriment of an individual reporting unit.

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

        ASC 740 also creates a single model to address uncertainty in tax positions, and clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in an enterprise's financial statements. It also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. The liability for unrecognized tax benefits is included in noncurrent tax liabilities within the consolidated balance sheets at December 31, 2013 and 2012.

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

        Previously, the Company had a number of interest rate swap contracts in place. These contracts served to mitigate income volatility for a portion of the Company's variable-rate funding. In effect, these interest rate swap contracts synthetically converted the portion of variable-rate debt being hedged to the equivalent of fixed-rate funding. Under the terms of the swap contracts, the Company received cash flows from the swap contract counterparties to offset the benchmark interest rate component of variable interest payments on the hedged financings, in exchange for paying cash flows based on the swap contracts' fixed rates. These two respective obligations were net-settled periodically. The fair value of the Company's interest rate swap contracts was measured at the present value of all expected future cash flows based on the LIBOR-based swap yield curve as of the date of the valuation, subject to a credit adjustment to the LIBOR-based yield curve's implied discount rates. The credit adjustment reflected the Company's best estimate as to the Company's credit quality. There were no outstanding interest rate swap contracts as of December 31, 2013, 2012 and 2011.

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

Revenue Recognition and Promotional Allowances

        Gaming revenue is the aggregate net difference between gaming wins and losses, with liabilities recognized for funds deposited by customers before gaming play occurs, for chips and "ticket-in, ticket-out" coupons in the customers' possession, and for accruals related to the anticipated payout of progressive jackpots. Progressive slot machines, which contain base jackpots that increase at a progressive rate based on the amounts played, are charged to revenue as the amount of the jackpots increase.

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

        The amounts included in promotional allowances for the years ended December 31, 2013, 2012 and 2011 are as follows:

Year ended December 31,	2013	2012	2011
	(in thousands)
Rooms	$36,132	$26,612	$24,646
Food and beverage	123,263	108,250	106,687
Other	11,244	9,878	10,483

Total promotional allowances	$170,639	$144,740	$141,816

        The estimated cost of providing such complimentary services for the years ended December 31, 2013, 2012 and 2011 are as follows:

Year ended December 31,	2013	2012	2011
	(in thousands)
Rooms	$12,565	$9,814	$9,149
Food and beverage	85,257	74,263	76,357
Other	6,480	6,056	6,430

Total cost of complimentary services	$104,302	$90,133	$91,936

Gaming and Racing Taxes

        The Company is subject to gaming and pari-mutuel taxes based on gross gaming revenue and pari-mutuel revenue in the jurisdictions in which it operates. The Company primarily recognizes gaming and pari-mutuel tax expense based on the statutorily required percentage of revenue that is required to be paid to state and local jurisdictions in the states where or in which wagering occurs. In certain states in which the Company operates, gaming taxes are based on graduated rates. The Company records gaming tax expense at the Company's estimated effective gaming tax rate for the year, considering estimated taxable gaming revenue and the applicable rates. Such estimates are adjusted each interim period. If gaming tax rates change during the year, such changes are applied prospectively in the determination of gaming tax expense in future interim periods. Finally, the Company recognizes purse expense based on the statutorily required percentage of revenue that is required to be paid out in the form of purses to the winning owners of horse races run at the Company's racetracks in the period in which wagering occurs. For the years ended December 31, 2013, 2012 and 2011, these expenses, which are recorded primarily within gaming expense in the consolidated statements of operations, were $1.02 billion, $1.07 billion, and $1.06 billion, respectively.

Rental Expense related to the Master Lease

        As a result of the Spin-Off, the Company leases from GLPI real property assets associated with 17 of the Company's gaming and related facilities used in the Company's operations. The rent structure under the Master Lease includes a fixed component, a portion of which is subject to an annual 2% escalator if certain rent coverage ratio thresholds are met, and a component that is based on the performance of the facilities, which is adjusted, subject to certain floors (i) every 5 years by an amount equal to 4% of the average change to net revenues of all facilities under the Master Lease (other than Hollywood Casino Columbus and Hollywood Casino Toledo) during the preceding five years, and (ii) monthly by an amount equal to 20% of the change in net revenues of Hollywood Casino Columbus and Hollywood Casino Toledo during the preceding month.

        The Master Lease is commonly known as a triple-net lease. Accordingly, in addition to rent, the Company is required to pay the following, among other things: (1) all facility maintenance; (2) all insurance required in connection with the leased properties and the business conducted on the leased properties; (3) taxes levied on or with respect to the leased properties (other than taxes on the income of the lessor); and (4) all utilities and other services necessary or appropriate for the leased properties and the business conducted on the leased properties. At the Company's option, the Master Lease may be extended for up to four five-year renewal terms beyond the initial 15-year term, on the same terms and conditions.

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

        At December 31, 2013, the Company had outstanding 8,624 shares of Series C Preferred Stock and at December 31, 2012 and 2011, had outstanding 12,275 of Series B Redeemable Preferred Stock ("Series B Preferred Stock"). The Company determined that both classes of preferred stock qualified as a participating security as defined in ASC 260 since these securities participate in dividends with the Company's common stock. Under ASC 260, a security is considered a participating security if the security may participate in undistributed earnings with common stock, whether that participation is conditioned upon the occurrence of a specified event or not. In accordance with ASC 260, a company is required to use the two-class method when computing EPS when a company has a security that qualifies as a "participating security." The two-class method is an earnings allocation formula that determines EPS for each class of common stock and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings. A participating security is included in the computation of basic EPS using the two-class method. Under the two-class method, basic EPS for the Company's common stock is computed by dividing net income applicable to common stock by the weighted-average common shares outstanding during the period. Diluted EPS for the Company's common stock is computed using the more dilutive of the two-class method or the if-converted method.

        Since the Company's preferred shareholders are not obligated to fund the losses of the Company nor is the contractual principal of the Series C Preferred Stock reduced as a result of losses incurred by the Company, no allocation of the Company's undistributed losses resulting from the net loss for the year ended December 31, 2013 is required. As such, since the Company reported a net loss for the year ended December 31, 2013, it was required by ASC 260 to use basic weighted-average common shares outstanding, rather than diluted weighted-average common shares outstanding, when calculating diluted EPS.

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

        The following table reconciles the weighted-average common shares outstanding used in the calculation of basic EPS to the weighted-average common shares outstanding used in the calculation of diluted EPS for the years ended December 31, 2012 and 2011:

Year ended December 31,	2012	2011
	(in thousands)
Determination of shares:
Weighted-average common shares outstanding	76,345	77,991
Assumed conversion of dilutive employee stock-based awards	2,305	1,616
Assumed conversion of restricted stock	159	166
Assumed conversion of preferred stock	24,995	27,278

Diluted weighted-average common shares outstanding	103,804	107,051

        For the Series B Preferred Stock, the Company was required to adjust its diluted weighted-average common shares outstanding for the purpose of calculating diluted EPS as follows: 1) when the price of the Company's common stock at the end of the reporting period was less than $45, the diluted weighted-average common shares outstanding was increased by 26,777,778 shares (regardless of how much the stock price was below $45); 2) when the price of the Company's common stock at the end of the reporting period was between $45 and $67, the diluted weighted-average common shares outstanding was increased by an amount which was calculated by dividing $1.205 billion (face value) by the current price per share of the Company's common stock, which resulted in an increase in the diluted weighted-average common shares outstanding of between 17,985,075 shares and 26,777,778 shares; and 3) when the price of the Company's common stock at the end of the reporting period was above $67, the diluted weighted-average common shares outstanding was increased by 17,985,075 shares (regardless of how much the stock price exceeded $67).

        Options to purchase 7,316,713 shares, 1,693,500 shares and 3,004,402 shares were outstanding during the years ended December 31, 2013, 2012 and 2011, respectively, but were not included in the computation of diluted EPS because they were antidilutive.

        The following table presents the calculation of basic and diluted EPS for the Company's common stock:

Year ended December 31,	2013	2012	2011
	(in thousands, except per share data)
Calculation of basic EPS:
Net (loss) income applicable to common stock	$(794,339)	$170,948	$196,250
Weighted-average common shares outstanding	78,111	76,345	77,991
Basic EPS	$(10.17)	$2.24	$2.52
Calculation of diluted EPS:
Net (loss) income	$(794,339)	$211,971	$242,351
Diluted weighted-average common shares outstanding	78,111	103,804	107,051
Diluted EPS	$(10.17)	$2.04	$2.26

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

        The fair value for stock options was estimated at the date of grant using the Black-Scholes option-pricing model, which requires management to make certain assumptions. The risk-free interest rate was based on the U.S. Treasury spot rate with a term equal to the expected life assumed at the date of grant. Expected volatility was estimated based on the historical volatility of the Company's stock price over a period of 6.57 years, in order to match the expected life of the options at the grant date. Historically, at the grant date, there has been no expected dividend yield assumption since the Company has not paid any cash dividends on its common stock since its initial public offering in May 1994 and since the Company intends to retain all of its earnings to finance the development of its business for the foreseeable future. The weighted-average expected life was based on the contractual term of the stock option and expected employee exercise dates, which was based on the historical and expected exercise behavior of the Company's employees.

        The following are the weighted-average assumptions used in the Black-Scholes option-pricing model at December 31, 2013, 2012 and 2011:

Year ended December 31,	2013	2012	2011
Risk-free interest rate	1.08%	0.84%	1.04%
Expected volatility	46.27%	45.78%	47.60%
Dividend yield	—	—	—
Weighted-average expected life (years)	6.57	6.64	5.82

        See Note 15 for a discussion on the impact of the Spin-Off on the Company's stock-based equity awards.

Segment Information

        The Company's Chief Executive Officer, who is the Company's Chief Operating Decision Maker ("CODM") as that term is defined in ASC 280, "Segment Reporting" ("ASC 280"), measures and assesses the Company's business performance based on regional operations of various properties grouped together based primarily on their geographic locations. Therefore, the Company aggregates its properties into three reportable segments: (i) Midwest, (ii) East/West, and (iii) Southern Plains.

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

        The East/West reportable segment consists of the following properties: Hollywood Casino at Charles Town Races, Hollywood Casino Bangor, Hollywood Casino at Penn National Race Course, Zia Park Casino, and the M Resort. It also included Hollywood Casino Perryville, which, as part of the Spin-Off, was contributed to GLPI on November 1, 2013.

        The Southern Plains reportable segment consists of the following properties: Argosy Casino Riverside, Argosy Casino Sioux City, Hollywood Casino Tunica, Hollywood Casino Bay St. Louis, Boomtown Biloxi, Hollywood Casino St. Louis (formerly Harrah's St. Louis which was acquired from Caesars Entertainment on November 2, 2012), and includes the Company's 50% investment in Kansas Entertainment, LLC ("Kansas Entertainment"), which owns the Hollywood Casino at Kansas Speedway that opened on February 3, 2012. It also included Hollywood Casino Baton Rouge, which, as part of the Spin-Off, was contributed to GLPI on November 1, 2013.

        The Other category consists of the Company's standalone racing operations, namely Beulah Park, Raceway Park, Rosecroft Raceway, Sanford-Orlando Kennel Club, and the Company's joint venture interests in Sam Houston Race Park, Valley Race Park and Freehold Raceway. It also included the Company's joint venture interest in the Maryland Jockey Club which was sold in July 2011 and its Bullwhackers property which was sold in July 2013. If the Company is successful in obtaining gaming operations at these locations, they would be assigned to one of the Company's regional executives and reported in their respective reportable segment. The Other category also includes the Company's corporate overhead operations which does not meet the definition of an operating segment under ASC 280.

        In January 2014, the Company named Jay Snowden as its Chief Operating Officer and the Company decided in connection with this decision to re-align its reporting structure. Starting in 2014, the Company's reportable segments will be: (i) East/Midwest, (ii) West, and (iii) Southern Plains. Specifically, Hollywood Casino at Charles Town Races, Hollywood Casino Bangor, and Hollywood Casino at Penn National Race Course (previously in the East/West segment) will become part of the East/Midwest segment, and Hollywood Casino Aurora, Hollywood Casino Joliet, and Argosy Casino Alton (previously in the Midwest segment) will become part of the Southern Plains segment. The West segment will consist of Zia Park Casino and the M Resort, as well as the Jamul development project which the Company anticipates completing in early 2016. Once this re-alignment is completed, the Company will reclassify prior year amounts to conform to its new reporting structure in accordance with ASC 280.

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

Certain Risks and Uncertainties

        The Company faces intense gaming competition in most of the markets where its properties operate. Various states are currently considering or implementing legislation to legalize or expand gaming. Such legislation presents potential opportunities for the Company to establish new properties; however, this also presents potential competitive threats to the Company's existing properties. For example, the Company's two facilities—one in Charles Town, West Virginia and one in Grantville, Pennsylvania—that each generated approximately 10% or more of our net revenues will face or have faced new sources of significant competition in the near term. Namely, Hollywood Casino at Charles Town Races and, to a lesser extent, Hollywood Casino at Penn National Race Course faced increased competition from the opening in June 2012 of a significant casino complex at the Arundel Mills mall in Anne Arundel, Maryland. Additionally, the opening of a proposed casino in Baltimore City County with a potential opening in 2014 and a mid 2016 opening of a casino operated by MGM in Prince George's County, Maryland will also negatively impact the operations at Hollywood Casino at Charles Town Races and, to a lesser extent, Hollywood Casino at Penn National Race Course. Although these openings and other openings in states in which the Company's other properties are located has had a significant impact on the Company's operations, it has less significance on the Company's operations than in recent periods due to the 2012 openings of Hollywood Casino Toledo and Hollywood Casino Columbus in Ohio as well as the November 2012 acquisition of Harrah's St. Louis gaming and lodging facility.

        The Company's operations are dependent on its continued licensing by state gaming commissions. The loss of a license, in any jurisdiction in which the Company operates, could have a material adverse effect on future results of operations. See Note 12 for a discussion of the Company's status in regards to Argosy Casino Sioux City's gaming license, which expired in July 2012.

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

5.     New Accounting Pronouncements

        In July 2013, the FASB issued explicit guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. An unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except as follows. To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The assessment of whether a deferred tax asset is available is based on the unrecognized tax benefit and deferred tax asset that exist at the reporting date and should be made presuming disallowance of the tax position at the reporting date. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013 and should be applied prospectively to all unrecognized tax benefits that exist at the effective date. The Company adopted this guidance as of January 1, 2014. Although the Company currently has unrecognized tax benefits, this guidance did not have a material impact on the Company's consolidated financial statements.

        In February 2013, the FASB finalized the disclosure requirements on how entities should present financial information about reclassification adjustments from accumulated other comprehensive income. The standard requires that companies present either in a single note or parenthetically on the face of the financial statements, the effect of significant amounts reclassified from each component of accumulated other comprehensive income based on its source and the income statement line items affected by the reclassification. If a component is not required to be reclassified to net income in its entirety, companies would instead cross reference to the related footnote for additional information. The disclosures required by this amendment are effective for public entities for annual and interim reporting periods beginning after December 15, 2012. The Company adopted the guidance as of January 1, 2013. Other than the additional disclosure requirements shown below, the adoption of this guidance did not have an impact on the Company's consolidated financial statements.

        The net of tax changes in accumulated other comprehensive income by component were as follows (in thousands):

	Foreign Currency	Available for sale securities	Total
Other comprehensive income:
Balance at December 31, 2011	$1,203	$1,115	$2,318
Foreign currency translation adjustment	425	—	425
Unrealized holding gains on corporate debt securities	—	279	279

Ending balance at December 31, 2012	1,628	1,394	3,022
Foreign currency translation adjustment	(1,245)	—	(1,245)
Unrealized holding losses on corporate debt securities	—	(98)	(98)
Realized gain on redemption of corporate debt securities	—	(1,296)	(1,296)

Ending balance at December 31, 2013	$383	$—	$383

6.     Acquisitions and Other Recent Business Ventures

Jamul Indian Village

        On April 5, 2013, the Company announced that, subject to final National Indian Gaming Commission approval, it and the Jamul Indian Village ("the Jamul Tribe") have entered into definitive agreements to jointly develop a Hollywood Casino-branded casino and resort on the Jamul Tribe's trust land in San Diego County, California. The definitive agreements were entered into to: (i) secure the development, management, and branding services of the Company to assist the Jamul Tribe during the pre-development and entitlement phase of the project; (ii) set forth the terms and conditions under which the Company will provide a loan or loans to the Jamul Tribe to fund certain development costs; and (iii) create an exclusive arrangement between the parties. In accordance with these agreements, the Company has a note receivable with the Jamul Tribe for $7.0 million and $1.4 million at December 31, 2013 and 2012, respectively, which is included in other assets within the consolidated balance sheets. Collectability of the note receivable will be derived from the revenues of the casino operations. The $360 million proposed facility is located approximately 20 miles east of downtown San Diego and will include a three-story gaming and entertainment facility of approximately 200,000 square feet featuring at least 1,700 slot machines, 50 live table games including poker, multiple restaurants, bars and lounges and a partially enclosed parking structure with over 1,900 spaces. The Company, upon opening, will manage the casino and resort.

Harrah's St. Louis Acquisition

        On November 2, 2012, the Company closed on the agreement to acquire 100% of the equity of Harrah's St. Louis gaming and lodging facility from Caesars Entertainment for a final purchase price of $615.2 million. While the acquisition was a stock transaction, it was treated as an asset transaction for tax purposes. This enables the Company to amortize the goodwill and other fair value adjustments for tax purposes. The acquisition reflects the continuing efforts of the Company to expand its regional operating platform with a facility in a large metropolitan market. At the end of 2013, the Company completed the process of transitioning the property to its Hollywood Casino-brand name. The purchase price of the transaction was funded through an add-on to the Company's previous senior secured credit facility. The final purchase price allocation, net of cash acquired of $12.3 million, resulted in an increase to goodwill and other intangible assets, property and equipment, net, total current assets, and total current liabilities, of $386.5 million, $225.1 million, $0.6 million, and $9.3 million, respectively, based on their estimated fair values at November 2, 2012. The results of the St. Louis facility have been included in the Company's consolidated financial statements since the acquisition date.

        The St. Louis facility is located adjacent to the Missouri River in Maryland Heights, Missouri, directly off I-70 and approximately 22 miles northwest of downtown St. Louis. The facility is situated on 248 acres along the Missouri River and features 645,270 of property square footage with 2,122 slot machines, 59 table games, 21 poker tables, a 502 guestroom hotel, nine dining and entertainment venues and structured and surface parking.

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

7.     Investment In and Advances to Unconsolidated Affiliates

        As of December 31, 2013, investment in and advances to unconsolidated affiliates primarily included the Company's 50% interest in Freehold Raceway, its 50% investment in Kansas Entertainment, which is a joint venture with International Speedway Corporation ("International Speedway"), and its 50% joint venture with MAXXAM, Inc. ("MAXXAM") that owns and operates racetracks in Texas. These investments are more fully described below.

Kansas Entertainment

        Kansas Entertainment opened its Hollywood-themed facility on February 3, 2012. The facility features 244,791 of property square footage with 2,000 slot machines, 40 table games and 12 poker tables, a 1,253 space parking structure, as well as a variety of dining and entertainment facilities. The Company and International Speedway shared equally in the cost of developing and constructing the facility and the Company's share totaled $140.1 million, inclusive of licensing fees. During the years ended December 31, 2012 and 2011, the Company funded $39.1 million, and $70.9 million, respectively, for capital expenditures and other operating expenses. During the years ended December 31, 2013 and 2012, the Company received distributions from Kansas Entertainment totaling $21.5 million and $13.0 million, respectively, which the Company deemed to be returns on its investment.

        The Company determined that Kansas Entertainment qualified as a variable interest entity ("VIE") at December 31, 2013 and 2012. The Company did not consolidate its investment in Kansas Entertainment at, and for the years ended December 31, 2013 and 2012, as the Company determined that it did not qualify as the primary beneficiary of Kansas Entertainment at, and for the years ended December 31, 2013 and 2012, primarily as it did not have the ability to direct the activities of Kansas Entertainment that most significantly impacted Kansas Entertainment's economic performance without the input of International Speedway. In addition, the Company determined that International Speedway had substantive participating rights in Kansas Entertainment at, and for the years ended December 31, 2013 and 2012.

Texas Joint Venture

        On April 8, 2011, following final approval by the Texas Racing Commission, the Company completed its investment in a joint venture with MAXXAM that owns and operates the Sam Houston Race Park in Houston, Texas and the Valley Race Park in Harlingen, Texas, and holds a license for a planned racetrack in Laredo, Texas. Under the terms of the joint venture, the Company secured a 50% interest in the joint venture, which has sole ownership of the above facilities including interests in 322 acres at Sam Houston Race Park, 71 acres at Valley Race Park, and an option to purchase 135 acres for the planned racetrack in Laredo, Texas.

        Sam Houston Race Park, which opened in April 1994, is located 15 miles northwest from downtown Houston along Beltway 8. Sam Houston Race Park hosts thoroughbred and quarter horse racing and offers daily simulcast operations, as well as hosts various special events, private parties and meetings, concerts and national touring festivals throughout the year. Valley Race Park, which was opened in 1990 and acquired by Sam Houston Race Park in 2000, features 118,216 of property square footage as a dog racing and simulcasting facility located in Harlingen, Texas.

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

        The Company determined that the Texas joint venture did not qualify as a VIE at December 31, 2013 and 2012. Using the guidance for entities that are not VIEs, the Company determined that it did not have a controlling financial interest in the joint venture at, and for the years ended December 31, 2013 and 2012, primarily as it did not have the ability to direct the activities of the joint venture that most significantly impacted the joint venture's economic performance without the input of MAXXAM. Therefore, the Company did not consolidate its investment in the joint venture at, and for the years ended December 31, 2013 and 2012.

New Jersey Joint Venture

        During the year ended December 31, 2011, the Company recorded a $5.9 million charge to reflect its share of a goodwill impairment recorded at its New Jersey joint venture. As of December 31, 2013 and 2012, the Company's investment balance was $10.7 million and $10.9 million, respectively. The Company believes the investment balance is realizable based on its share of the underlying fair value of the business.

        The Company determined that the New Jersey joint venture did not qualify as a VIE at December 31, 2013 and 2012. Using the guidance for entities that are not VIEs, the Company determined that it did not have a controlling financial interest in the joint venture at, and for the years ended December 31, 2013 and 2012, primarily as it did not have the ability to direct the activities of the joint venture that most significantly impacted the joint venture's economic performance without the input of Greenwood Limited Jersey, Inc. Therefore, the Company did not consolidate its investment in the joint venture at, and for the years ended December 31, 2013 and 2012.

Sale of Maryland Jockey Club Interest

        In July 2011, the Company sold its joint venture interest in Maryland RE & R LLC, a joint venture with MI Developments, Inc. that owned and operated the Maryland Jockey Club. This transaction resulted in a gain of $20.2 million which was included in income from unconsolidated affiliates within the consolidated statement of operations for the year ended December 31, 2011.

8.     Property and Equipment

        Property and equipment, net, consists of the following:

December 31,	2013	2012
	(in thousands)
Land and improvements	$14,714	$442,882
Building and improvements	156,443	2,283,230
Furniture, fixtures, and equipment	1,190,252	1,240,898
Leasehold improvements	24,301	17,229
Construction in progress	25,389	30,531

Total property and equipment	1,411,099	4,014,770
Less accumulated depreciation	(913,642)	(1,283,973)

Property and equipment, net	$497,457	$2,730,797

        During the year ended December 31, 2013, total property and equipment, net, decreased by $2,233.3 million primarily due to the contribution of property and equipment, net associated with Penn's real property interests and real estate development business, as well as the TRS Properties' property and equipment, net, to GLPI in connection with the Spin-Off for $2,114.8 million and normal depreciation for the year ended December 31, 2013 for $282.2 million, which was partially offset by capital expenditures incurred for the year ended December 31, 2013 primarily related to the Company's two new facilities in Ohio that opened in 2012, the two facilities under development in Ohio prior to the Spin-Off, and for the rebranding of the Company's St. Louis facility in 2013.

        Depreciation expense, for property and equipment as well as capital leases, totaled $282.2 million, $244.5 million, and $209.3 million in 2013, 2012 and 2011, respectively. Interest capitalized in connection with major construction projects was $1.4 million, $8.4 million, and $5.6 million in 2013, 2012 and 2011, respectively.

9.     Goodwill and Other Intangible Assets

        Goodwill consists mainly of goodwill from the acquisitions of Hollywood Casino Corporation in March 2003, Argosy Gaming Company in October 2005, Zia Park Casino in April 2007, and Harrah's St. Louis facility in November 2012. A reconciliation of goodwill and accumulated goodwill impairment losses is as follows (in thousands):

Balance at January 1, 2012:
Goodwill	$2,014,216
Accumulated goodwill impairment losses	(833,857)

Goodwill, net	$1,180,359

Goodwill acquired	205,664
Other	(5,334)

Balance at December 31, 2012:
Goodwill	$2,214,546
Accumulated goodwill impairment losses	(833,857)

Goodwill, net	$1,380,689

Goodwill impairment losses	(807,464)
Contribution of Hollywood Casino Baton Rouge to GLPI	(75,521)
Other	(5,306)

Balance at December 31, 2013:
Goodwill	$2,133,719
Accumulated goodwill impairment losses	(1,641,321)

Goodwill, net	$492,398

        Indefinite-life intangible assets consist mainly of gaming licenses and previously racing permits. The table below presents the gross carrying value, accumulated amortization, and net book value of each major class of other intangible assets at December 31, 2013 and 2012:

	2013			2012
	(in thousands)
December 31,	Gross Carrying Value	Accumulated Amortization	Net Book Value	Gross Carrying Value	Accumulated Amortization	Net Book Value
Indefinite-life intangible assets	$349,224	$—	$349,224	$675,901	$—	$675,901
Argosy Casino Sioux City gaming license	20,949	12,569	8,380	24,068	—	24,068
Other intangible assets	55,665	53,621	2,044	56,661	50,153	6,508

Total	$425,838	$66,190	$359,648	$756,630	$50,153	$706,477

        For the year ended December 31, 2013, primarily as a result the Spin-Off, the Company recorded pre-tax goodwill and other intangible assets impairment charges of $738.8 million and $319.6 million, respectively, as it determined that a portion of the value of its goodwill and other intangible assets was impaired. The contribution of real estate to GLPI was accounted for as a contribution of assets rather than a business. Therefore, the historical goodwill and other intangible assets of the Company (with the exception of Hollywood Casino Baton Rouge and Hollywood Casino Perryville since the Company contributed them to GLPI) were not contributed to GLPI as part of the Spin-Off. Subsequent to the Spin-Off, the Company is responsible monthly for a single significant rental payment to GLPI under the Master Lease. For impairment valuation and accounting purposes, the Company allocates the rental obligation to its reporting units that are a party to the Master Lease.

        Additionally, as a result of a new gaming license being awarded for the development of a new casino in Sioux City, Iowa to another applicant in April 2013 (see Note 12 for further details), the Company recorded a pre-tax goodwill and other intangible asset impairment charge of $68.7 million and $3.1 million, respectively, for Argosy Casino Sioux City during the year ended December 31, 2013, as the Company determined that the fair value of its Sioux City reporting unit was less than its carrying amount based on the Company's analysis of the estimated future expected cash flows the Company anticipates receiving from the operations of the Sioux City facility. Furthermore, the remaining gaming license for Argosy Casino Sioux City of $20.9 million at time of the impairment is now accounted for as a definite lived intangible asset and will be amortized on a straight line basis through June 2014, which is the anticipated opening date of the new facility.

        In addition, in conjunction with the Spin-Off, the Company contributed Hollywood Casino Baton Rouge and Hollywood Casino Perryville, which had goodwill of $75.5 million and a gaming license of $9.6 million, respectively, to GLPI on November 1, 2013.

        The Company's intangible asset amortization expense was $16.1 million, $0.8 million, and $2.2 million for the years ended December 31, 2013, 2012 and 2011, respectively.

        The following table presents expected intangible asset amortization expense based on existing intangible assets at December 31, 2013 (in thousands):

2014	$10,405
2015	19

Total	$10,424

        The Company's remaining goodwill and other intangible assets by reporting unit at December 31, 2013 is shown below (in thousands):

Reporting Unit	Goodwill	Other Intangible Assets
Hollywood Casino St. Louis	$59,035	$161,596
Argosy Casino Riverside	154,332	4,964
Zia Park Casino	144,171	1,420
Hollywood Casino Joliet	12,562	64,842
Hollywood Casino at Penn National Race Course	1,497	67,607
Hollywood Casino Lawrenceburg	—	50,000
Hollywood Casino Aurora	37,687	—
Argosy Casino Alton	30,949	—
Argosy Casino Sioux City	—	8,380
Others	52,165	839

Total	$492,398	$359,648

10.   Investment in Corporate Securities

        In 2008, the Company made an investment in the corporate debt securities of another gaming company which had a maturity date of November 1, 2012. This investment was accounted for as an available-for-sale investment and was included in other assets within the consolidated balance sheet. During 2010, the issuer of the security went into default on its obligations as it ceased making interest payments and the security was downgraded by certain rating agencies. As a result, in 2010, the Company wrote down the investment to its fair value, which was based on the transaction prices of the security subsequent to when the issuer defaulted on its obligations. In April 2011, the issuer of the security declared bankruptcy. In 2013, the Company received a distribution of $6.9 million from the finalization of bankruptcy proceedings, which resulted in the recognition of a $1.5 million gain, which is included in other income (expenses) within the consolidated statement of operations, during the year ended December 31, 2013.

11.   Long-term Debt and Derivatives

        Long-term debt, net of current maturities, is as follows:

December 31,	2013	2012
	(in thousands)
Senior secured credit facility	$750,000	$2,394,963
$325 million 8 3/4% senior subordinated notes due August 2019	—	325,000
$300 million 5.875% senior unsecured notes due November 1, 2021	300,000	—
Other long-term obligations	—	10,000
Capital leases	2,015	2,111

	1,052,015	2,732,074
Less current maturities of long-term debt	(27,598)	(81,497)
Less discount on senior secured credit facility Term Loan B	(1,223)	(1,504)

	$1,023,194	$2,649,073

        The following is a schedule of future minimum repayments of long-term debt as of December 31, 2013 (in thousands):

2014	$27,598
2015	27,605
2016	40,114
2017	52,623
2018	365,133
Thereafter	538,942

Total minimum payments	$1,052,015

Senior Secured Credit Facility

        On October 30, 2013, the Company entered into a new senior secured credit facility. The new senior secured credit facility consists of a five year $500 million revolver, a five year $500 million Term Loan A facility, and a seven year $250 million Term Loan B facility. The Term Loan A facility was priced at LIBOR plus a spread (ranging from 2.75% to 1.25%) based on the Company's consolidated total net leverage ratio as defined in the new senior secured credit facility. The Term Loan B facility was priced at LIBOR plus 2.50%, with a 0.75% LIBOR floor. In connection with the repayment of the previous senior secured credit facility, the Company recorded a $21.5 million loss on the early extinguishment of debt for the year ended December 31, 2013 related to debt issuance costs write-offs and the write-off of the discount on the Term Loan B facility of the previous senior secured credit facility.

        The Company's new senior secured credit facility had a gross outstanding balance of $750 million at December 31, 2013, consisting a $500 million Term Loan A facility, and a $250 million Term Loan B facility. No balances were outstanding on the revolving credit facility at December 31, 2013. Additionally, at December 31, 2013, the Company was contingently obligated under letters of credit issued pursuant to the senior secured credit facility with face amounts aggregating $22.1 million, resulting in $477.9 million of available borrowing capacity as of December 31, 2013 under the revolving credit facility.

Redemption of 8 3/4% Senior Subordinated Notes

        In the fourth quarter of 2013, the Company redeemed all of its $325 million 8 3/4% senior subordinated notes, which were due in 2019 ("8 3/4% Notes"). In connection with this redemption, the Company recorded a $40.2 million loss on the early extinguishment of debt for the year ended December 31, 2013 related to debt issuance costs write-offs of $5.5 million and the call premium on the 8 3/4% Notes of $34.7 million.

5.875% Senior Unsecured Notes

        On October 30, 2013, the Company completed an offering of $300 million 5.875% senior unsecured notes that mature on November 1, 2021 (the "5.875% Notes") at a price of par. Interest on the 5.875% Notes is payable on May 1 and November 1 of each year. The 5.875% Notes are senior unsecured obligations of the Company. The 5.875% Notes will not be guaranteed by any of the Company's subsidiaries except in the event that the Company in the future issues certain subsidiary-guaranteed debt securities. The Company may redeem the 5.875% Notes at any time, and from time to time, on or after November 1, 2016, at the declining redemption premiums set forth in the indenture governing the 5.875% Notes, together with accrued and unpaid interest to, but not including, the redemption date. Prior to November 1, 2016, the Company may redeem the 5.875% Notes at any time, and from time to time, at a redemption price equal to 100% of the principal amount of the 5.875% Notes redeemed plus a "make-whole" redemption premium described in the indenture governing the 5.875% Notes, together with accrued and unpaid interest to, but not including, the redemption date. In addition, the 5.875% Notes may be redeemed prior to November 1, 2016 from net proceeds raised in connection with an equity offering as long as the Company pays 105.875% of the principal amount of the 5.875% Notes, redeems the 5.875% Notes within 180 days of completing the equity offering, and at least 60% of the 5.875% Notes originally issued remains outstanding.

        The Company used the proceeds of the new senior secured credit facility, new 5.875% Notes, and cash on hand, to repay its previous senior secured credit facility, to fund the cash tender offer to purchase any and all of its 8 3/4% Notes and the related consent solicitation to make certain amendments to the indenture governing the 8 3/4% Notes, to satisfy and discharge such indenture, to pay related fees and expenses and for working capital purposes.

GLPI indebtedness

        Immediately before the Spin-Off on October 30, 2013, while GLPI was a wholly-owned subsidiary of the Company, GLPI raised $2.35 billion of debt financing, which was part of the net assets contributed to GLPI as part of the Spin-Off. See Note 2 for further discussion.

Other Long-Term Obligations

        In September 2012, the Company received $10 million under a subscription agreement entered into between A3 Gaming Investments, LLC, an investment vehicle owned by the previous owner of the M Resort ("A3 Gaming Investments"), and LV Gaming Ventures, LLC, a wholly-owned subsidiary of the Company and holder of the assets of the M Resort ("LV Gaming Ventures"). The subscription agreement entitled A3 Gaming Investments to invest in a limited liability membership interest in LV Gaming Ventures, which was scheduled to mature on October 1, 2016. The investment entitled A3 Gaming Investments to annual payments and a settlement value based on the earnings levels of the M Resort. In accordance with ASC 480, "Distinguishing Liabilities from Equity," the Company determined that this obligation was a financial instrument and as such should be recorded as a liability within debt. Changes in the settlement value, if any, were accreted to interest expense through the maturity date of the instrument. In September 2013, the Company entered into an agreement to terminate the subscription agreement, which was repaid on October 22, 2013 for $16 million. During the year ended December 31, 2013, the Company recorded a charge of $3.8 million, and $2.2 million in interest expense on this instrument.

Covenants

        The Company's senior secured credit facility and 5.875% Notes require us, among other obligations, to maintain specified financial ratios and to satisfy certain financial tests, including fixed charge coverage, interest coverage, senior leverage and total leverage ratios. In addition, the Company's senior secured credit facility and 5.875% Notes restrict, among other things, its ability to incur additional indebtedness, incur guarantee obligations, amend debt instruments, pay dividends, create liens on assets, make investments, engage in mergers or consolidations, and otherwise restrict corporate activities.

        At December 31, 2013, the Company was in compliance with all required financial covenants.

Interest Rate Swap Contracts

        There were no outstanding interest rate swap contracts as of December 31, 2013, 2012 and 2011. The effect of derivative instruments on the consolidated statement of operations for the year ended December 31, 2011 was as follows (in thousands):

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

        In addition, during the year ended December 31, 2011, the Company amortized to interest expense $7.2 million in OCI related to the derivatives that were de-designated as hedging instruments under ASC 815, "Derivatives and Hedging."

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

        Gaming licenses in Iowa are typically issued jointly to a gaming operator and a local charitable organization known as a QSO. The agreement between the Company's gaming operator subsidiary in Iowa, Belle of Sioux City, L.P. ("Belle"), and its QSO, Missouri River Historical Development, Inc. ("MRHD"), expired in early July 2012. On July 12, 2012, when presented with an extension of the Company's QSO/operating agreement for the Sioux City facility through March 2015, the Iowa Racing and Gaming Commission ("IRGC") failed to approve the extension and urged a shorter extension. In mid-August 2012, MRHD offered a revised contract to the Company that would require a yearly renewal from the IRGC and stated that MRHD would be able to continue searching for an operator for a new land-based casino. The Company rejected this contract offer and, at the August 23, 2012 IRGC meeting, urged the IRGC to reconsider the original extension agreement through March 2015. The IRGC did not act on this request and concluded that the casino could continue to operate without an effective operating agreement. The IRGC also announced at the July 12, 2012 meeting the schedule for requests for proposals for a new land-based Woodbury County casino. The Company submitted two proposals for a new gaming and entertainment destination in Woodbury County for the IRGC's consideration. On April 18, 2013, the IRGC awarded the license to another gaming operator. In August 2013, the IRGC formally denied the Company's application for a standard, one-year renewal of its state license; however, the IRGC affirmed its intention to permit the Company to continue operations at its Sioux City facility until such time as the new casino opens to the public, but not beyond. Therefore, there can be no assurance that this facility will remain open through 2014.The Belle has filed four petitions challenging the IRGC's actions, namely its refusing to consider the Belle's request to replace MRHD with another non-profit partner and opening up the gaming license to bidding for a land-based casino, its failure to approve the 2015 extension agreement and any extension, its announcing a process would be instituted to revoke the Belle's license, and its selection of another gaming operator. The four separate petitions, filed on July 6, 2012, August 10, 2012, September 21, 2012 and May 17, 2013, are pending in the Iowa District Court in Polk County, Iowa and have now been consolidated into one proceeding to be tried later this year. The Company contends that the IRGC violated the Belle's constitutional rights, Iowa State law, and its own rules and regulations in the actions the IRGC has taken against the Belle and its license.

        In addition, on September 26, 2013, the Belle requested an administrative proceeding to contest the IRGC's decision not to renew the Belle's license. This contested case proceeding is expected to be heard by the IRGC in early March 2014. The Belle's grounds for contesting revocation are that the Belle has a valid extension agreement with MRHD in place that the IRGC has refused to approve, and, additionally, the Belle has a second operating agreement with another QSO that the IRGC has refused to approve.

        Also, on September 21, 2013, the Company filed a motion against the IRGC asking the court to stay development of the new casino, which started construction in July 2013, until the Company's litigation against the IRGC is resolved. On December 10, 2013, a judge granted this motion and suspended the other gaming operator's state license until the litigation against the IRGC is resolved. On December 19, 2013, the Iowa Supreme Court stayed the December 10, 2013 order and after briefing, remanded the case to determine whether the stay should stay in place. On February 15, 2014, the trial court determined that the stay should not remain in place.

        In a separate proceeding, the Belle has filed suit against MRHD for breach of contract, seeking to enjoin MRHD from disavowing the 2015 extension agreement it signed and seeking to enforce the exclusivity obligations in the agreement. A request for a preliminary injunction was denied on October 29, 2012. A trial date has not been set.

        On October 21, 2011, the Ohio Roundtable filed a complaint in the Court of Common Pleas in Franklin County, Ohio against a number of defendants, including the Governor, the Ohio Lottery Commission and the Ohio Casino Control Commission. The complaint alleges a variety of substantive and procedural defects relative to the approval and implementation of video lottery terminals as well as several counts dealing with the taxation of standalone casinos. As intervenors, the Company, along with the other two casinos in Ohio, filed motions for judgment on the pleadings to supplement the position of the Racing Commission. In May 2012, the complaint was dismissed; however, the plaintiffs filed an appeal and oral arguments were held on January 17, 2013. In March 2013, the Ohio appeals court upheld the ruling. The decision of the appeals court was appealed to the Ohio Supreme Court by the plaintiffs on April 30, 2013 and the Ohio Supreme Court has elected to accept the appeal. The Ohio Supreme Court has stayed the appeal until it first rules in another matter with related issues. Oral arguments in the other matter were heard on November 6, 2013 but a decision has not yet been issued.

        In addition, the Ohio Racing Commission's decision to permit Raceway Park to relocate its Toledo racetrack to Dayton has been challenged in the Franklin County Court of Common Pleas by Lebanon Trotting Club, Inc., the prior owner of a neighboring racetrack. The Ohio Racing Commission and Raceway Park have filed briefs requesting the Court to uphold the Racing Commission's decision.

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

        On June 13, 2013, the Company finalized an agreement to the terms of its previous non-binding memorandum of understanding with the State of Ohio. The Company has agreed to pay $110 million over a ten year period commencing in July 2013 for certain clarifications from the State of Ohio with respect to various financial matters and limits on competition within the ten year time period, which is recorded within gaming expenses in the consolidated statement of operations. Additionally, in return for being able to relocate its existing racetracks in Toledo and Grove City to Dayton and Austintown (located in the Mahoning Valley), respectively, the Company agreed to pay the state $7.5 million upon the opening of each facility, as well as eighteen semi-annual installment payments of approximately $4.8 million beginning one year after the opening of each facility. Finally, the Company anticipates paying the gaming license fees associated with each facility as follows; 1) $10 million in the second quarter of 2014, 2) $15 million upon opening and 3) $25 million on the one year anniversary of the commencement of gaming.

Operating Lease Commitments

        The Company entered into the Master Lease with GLPI in connection with the Spin-Off. The rent structure under the Master Lease includes a fixed component, a portion of which is subject to an annual 2% escalator if certain rent coverage ratio thresholds are met, and a component that is based on the performance of the facilities, which is adjusted, subject to certain floors (i) every 5 years by an amount equal to 4% of the average change to net revenues of all facilities under the Master Lease (other than Hollywood Casino Columbus and Hollywood Casino Toledo) during the preceding five years, and (ii) monthly by an amount equal to 20% of the change in net revenues of Hollywood Casino Columbus and Hollywood Casino Toledo during the preceding month. In addition to rent, the Company is required to pay the following: (i) all facility maintenance, (ii) all insurance required in connection with the leased properties and the business conducted on the leased properties, (iii) taxes levied on or with respect to the leased properties (other than taxes on the income of the lessor) and (4) all utilities and other services necessary or appropriate for the leased properties and the business conducted on the leased properties. Total rental expense under the Master Lease was $69.5 million for the year ended December 31, 2013.

        At the option of the Company, the Master Lease may be extended for up to four five-year renewal terms beyond the initial term, on the same terms and conditions. If the Company elects to renew the term of the Master Lease, the renewal will be effective as to all, but not less than all, of the leased property then subject to the Master Lease, as defined.

        Additionally, the Company is liable under numerous operating leases for various assets, including but not limited to an airplane, automobiles, and other equipment. Total rental expense under these other lease agreements was $28.4 million, $29.7 million, and $28.9 million for the years ended December 31, 2013, 2012 and 2011, respectively.

        The future minimum lease commitments relating to the base lease rent portion of noncancelable operating leases, separated by the Master Lease and other lease commitments, at December 31, 2013 are as follows (in thousands):

Year ending December 31,	Master Lease	Other	Total
2014	$376,552	$4,628	$381,180
2015	376,552	3,344	379,896
2016	376,552	2,557	379,109
2017	376,553	2,141	378,694
2018	368,762	2,178	370,940
Thereafter	3,243,690	17,561	3,261,251

Total	$5,118,661	$32,409	$5,151,070

Capital Expenditure Commitments

        The Company's current construction program for 2014 calls for capital expenditures of approximately $111.5 million, of which the Company was contractually committed to spend approximately $20.1 million at December 31, 2013.

Purchase obligations

        The Company has obligations to purchase various goods and services totaling $40.9 million at December 31, 2013, of which $35.9 million will be incurred in 2014.

Employee Benefit Plans

        The Company maintains a profit-sharing plan under the provisions of Section 401(k) of the Internal Revenue Code of 1986, as amended, which covers all eligible employees. The plan enables participating employees to defer a portion of their salary in a retirement fund to be administered by the Company. The Company makes a discretionary match contribution of 50% of employees' elective salary deferrals, up to a maximum of 6% of eligible employee compensation. The matching contributions for the profit-sharing plan for the years ended December 31, 2013, 2012 and 2011 were $4.6 million, $3.7 million, and $3.7 million, respectively.

        The Company also has a defined contribution plan, the Charles Town Races Future Service Retirement Plan, covering substantially all of its union employees at Hollywood Casino at Charles Town Races. Hollywood Casino at Charles Town Races makes annual contributions to this plan for the eligible union employees and to the Penn National Gaming, Inc. 401(k) Plan for the eligible non-union employees for an amount equal to the amount accrued for retirement expense, which is calculated as 0.25% of the daily mutual handle, 1.0% of net video lottery revenue up to a base and, after the base is met, it reverts to 0.5% and 0.84% of table and poker revenue, respectively. The contributions for the two plans at Hollywood Casino at Charles Town Races for the years ended December 31, 2013, 2012 and 2011 were $3.6 million, $3.9 million, and $3.8 million, respectively.

        The Company maintains a non-qualified deferred compensation plan that covers most management and other highly-compensated employees. This plan was effective March 1, 2001. The plan allows the participants to defer, on a pre-tax basis, a portion of their base annual salary and/or their annual bonus, and earn tax-deferred earnings on these deferrals. The plan also provides for matching Company contributions that vest over a five-year period. The Company has established a Trust, and transfers to the Trust, on a periodic basis, an amount necessary to provide for its respective future liabilities with respect to participant deferral and Company contribution amounts. The Company's matching contributions for the non-qualified deferred compensation plan for the years ended December 31, 2013, 2012 and 2011 were $2.3 million, $2.7 million, and $2.3 million, respectively. The Company's deferred compensation liability, which was included in other current liabilities within the consolidated balance sheets, was $53.7 million and $52.4 million at December 31, 2013 and 2012, respectively.

Labor Agreements

        The Company is required to have agreements with the horsemen at the majority of its racetracks to conduct its live racing and/or simulcasting activities. In addition, in order to operate gaming machines and table games in West Virginia, the Company must maintain agreements with each of the Charles Town horsemen, pari-mutuel clerks and breeders.

        At Hollywood Casino at Charles Town Races, the Company has an agreement with the track's horse owners and trainers that expired on December 31, 2013 and has been extended on a month-to-month basis while negotiations are in progress. Hollywood Casino at Charles Town Races also has an agreement with the breeders that expires on June 30, 2014. Additionally, the pari-mutuel clerks at Charles Town are represented under a collective bargaining agreement with the West Virginia Union of Mutuel Clerks, which expired on December 31, 2010 and has been extended on a month-to-month basis while negotiations are in process.

        The Company's agreement with the Pennsylvania Thoroughbred Horsemen at Hollywood Casino at Penn National Race Course expires on January 31, 2016. The Company had a collective bargaining agreement with Local 137 of the Sports Arena Employees at Penn National Race Course with respect to on-track pari-mutuel clerks and admissions personnel which expired on December 31, 2011. In August 2012, Local 137 of the Sports Arena Employees announced that they entered into a "voluntary supervision" agreement with their international union, Laborers' International Union of North America

("LIUNA") Local 108. The Company also had an agreement in place with Local 137 of the Sports Arena Employees with respect to pari-mutuel clerks and admission personnel at its OTWs that expired on August 31, 2013. In February 2014, a new agreement with LIUNA Local 108 for on-track and OTWs bargaining units was ratified for three years.

        The Company's agreement with the Maine Harness Horsemen Association at Bangor Raceway continues through the conclusion of the 2015 racing season.

        The Company has agreements with the Ohio Harness Horsemen Association at Raceway Park and the Ohio Horsemen's Protective and Benevolent Association at Beulah Park that expired on December 31, 2013 but are still in effect until new agreements are negotiated.

        Rosecroft Raceway entered into agreements with the Cloverleaf Standardbred Owners Association ("CSOA") and Maryland Standardbred Breeder's Association ("MSBA") as of July 5, 2011. CSOA's agreement has been extended through December 31, 2014, with extensions through December 31, 2016 at the sole discretion of Rosecroft Raceway. The MSBA agreement has been extended through December 31, 2014. Additionally, Rosecroft Raceway has entered into agreements with the United Food and Commercial Workers Union ("UFCW") Local 27 and the Seafarers Entertainment and Allied Trade Union ("SEATU") for certain bargaining positions at the racetrack. The UFCW Local 27 agreement expires on November 14, 2014 and the SEATU agreement expires on November 30, 2020.

        Across certain of the Company's properties, SEATU represents approximately 1,600 of the Company's employees under agreements that expire at various times between June 2014 and July 2021. At Argosy Casino Alton and Argosy Casino Riverside, the SEATU agreements expired in May 2013 and October 2013, respectively, and both have been extended on a monthly basis while negotiations are in process. At Hollywood Casino Joliet, the Hotel Employees and Restaurant Employees Union Local 1 represents approximately 210 employees under a collective bargaining agreement which expires on March 31, 2015. In addition, at some of the Company's properties, the Security Police and Fire Professionals of America, the International Brotherhood of Electronic Workers Locals 176 and 649, the Chicago and Midwest Regional Joint Board affiliated with Workers United, the LIUNA Public Serviced Employees Local 1290PE, and the United Industrial, Service, Transportation, Professional and Government Workers of North America represent certain of the Company's employees under collective bargaining agreements that expire at various times between May 2015 and September 2025. None of these particular unions represent more than 75 of the Company's employees.

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

        The components of the Company's deferred tax assets and liabilities are as follows:

Year ended December 31,	2013	2012
	(in thousands)
Deferred tax assets:
Stock-based compensation expense	$51,045	$48,098
Accrued expenses	57,387	64,047
Intangibles	43,204	—
Deferred tax assets resulting from unrecognized tax benefits	10,817	10,839
Net operating losses	4,690	6,935
Accumulated other comprehensive loss	1,863	2,709

Gross deferred tax assets	169,006	132,628
Less valuation allowance	(3,664)	(3,221)

Net deferred tax assets	165,342	129,407

Deferred tax liabilities:
Property, plant and equipment	(102,379)	(174,285)
Investments in unconsolidated affiliates	(5,782)	—
Intangibles	—	(131,686)

Net deferred tax liabilities	(108,161)	(305,971)

Net:	$57,181	$(176,564)

Reflected on consolidated balance sheets:
Current deferred tax assets, net	$71,093	$39,793
Noncurrent deferred tax liabilities, net	(13,912)	(216,357)

Net deferred taxes	$57,181	$(176,564)

        For income tax reporting, the Company has gross state net operating loss carryforwards aggregating approximately $170 million available to reduce future state income taxes, primarily for the Commonwealth of Pennsylvania and the States of Mississippi, Delaware, Colorado and Ohio as of December 31, 2013. The tax benefit associated with these net operating loss carryforwards is approximately $4.4 million. Due to state tax statutes on annual net operating loss utilization limits, the availability of gaming tax credits and income and loss projections in the applicable jurisdictions, a $3.4 million valuation allowance has been recorded to reflect the net operating losses which are not presently expected to be realized. If not used, substantially all the carryforwards will expire at various dates from December 31, 2014 to December 31, 2032.

        In addition, certain subsidiaries have accumulated gross state net operating loss carryforwards aggregating approximately $1.4 billion for which no benefit has been recorded as they are attributable to uncertain tax positions. The unrecognized tax benefits as of December 31, 2013 attributable to these net operating losses was approximately $86.3 million. Due to the uncertain tax position, these net operating losses are not included as components of deferred tax assets as of December 31, 2013. In the event of any benefit from realization of these net operating losses, $9.7 million would be treated as an increase to equity, and the remainder would be treated as a reduction of tax expense. If not used, substantially all the carryforwards will expire at various dates from December 31, 2014 to December 31, 2032.

        As discussed in Note 9, in the fourth quarter of 2013, the Company incurred a pre-tax goodwill and other intangible asset impairment charge of $738.8 million and $319.6 million, respectively. This caused the Company to be in a cumulative pre-tax loss position for the past three years. Absent this charge, Penn would have recorded pre-tax earnings of $142.5 million and the Company had significant levels of pre-tax earnings in both 2012 and 2011. The Company considered this cumulative loss for book purposes and concluded that itsdeferred tax assets were more likely than not to be realized and accordingly no valuation allowance was required due to the fact that this impairment charge is not anticipated to impact future earning levels to a point that would call into question the realizability of the Company's deferred tax assets.

        The provision for income taxes charged to operations for the years ended December 31, 2013, 2012 and 2011 was as follows:

Year ended December 31,	2013	2012	2011
	(in thousands)
Current tax expense (benefit)
Federal	$96,537	$96,490	$106,982
State	2,200	14,448	23,392
Foreign	4,708	(3,366)	(5,053)

Total current	103,445	107,572	125,321

Deferred tax (benefit) expense
Federal	(207,337)	44,874	24,893
State	(17,646)	109	(3,333)

Total deferred	(224,983)	44,983	21,560

Total income tax (benefit) provision	$(121,538)	$152,555	$146,881

        The following table reconciles the statutory federal income tax rate to the actual effective income tax rate for 2013, 2012 and 2011:

Year ended December 31,	2013	2012	2011
Percent of pretax (loss) income
Federal taxes	35.0%	35.0%	35.0%
State and local income taxes	1.1%	1.4%	3.4%
Permanent differences	(22.7)%	5.3%	2.2%
Foreign	(0.1)%	0.2%	(1.6)%
Other miscellaneous items	0.0%	(0.1)%	(1.3)%

	13.3%	41.8%	37.7%

Year ended December 31,	2013	2012	2011
	(in thousands)
Amount based upon pretax (loss) income
Federal taxes	$(320,557)	$127,584	$136,205
State and local income taxes	(9,677)	5,044	13,398
Permanent differences	207,928	19,223	8,405
Foreign	1,200	886	(6,223)
Other miscellaneous items	(432)	(182)	(4,904)

	$(121,538)	$152,555	$146,881

        A reconciliation of the beginning and ending amount for the liability for unrecognized tax benefits is as follows:

Noncurrent tax liabilities
(in thousands)
Balance at December 31, 2011	$33,872
Additions based on current year positions	2,465
Additions based on prior year positions	5,919
Payments made on account	(13,123)
Decreases due to settlements and/or reduction in liabilities	(9,639)

Currency translation adjustments	899

Balance at December 31, 2012	20,393
Additions based on current year positions	5,875
Additions based on prior year positions	1,056
Decreases due to settlements and/or reduction in reserves	(5,536)
Currency translation adjustments	(1,822)

Balance at December 31, 2013	$19,966

        During the year ended December 31, 2013, the Company recorded $5.9 million of tax reserves and accrued interest related to current year uncertain tax positions. In regards to prior year tax positions, the Company recorded $1.1 million of tax reserves and accrued interest and reversed $5.1 million and $0.5 million of previously recorded tax reserves and accrued interest, respectively, for uncertain tax positions that have settled and/or closed. Overall, the Company recorded a net tax expense of $1.4 million in connection with its uncertain tax positions for the year ended December 31, 2013.

        Included in the liability for unrecognized tax benefits at December 31, 2013 and 2012 were $21.3 million and $19.9 million, respectively, of tax positions that, if reversed, would affect the effective tax rate.

        Included in the liability for unrecognized tax benefits at December 31, 2013 and 2012 were $1.8 million of currency translation gains for foreign currency tax positions and $0.9 million of currency translation losses for foreign currency tax positions.

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

        During the years ended December 31, 2013 and 2012, the Company recognized approximately $0.7 million and $88 thousand, respectively, of interest and penalties, net of deferred taxes. In addition, due to settlements and/or reductions in previously recorded liabilities, the Company had reductions in previously accrued interest and penalties of $0.3 million, net of deferred taxes. These accruals are included in noncurrent tax liabilities and prepaid expenses within the consolidated balance sheets at December 31, 2013 and 2012, respectively.

        The Company is currently in various stages of the examination process in connection with its open audits. Generally, it is difficult to determine when these examinations will be closed, but the Company reasonably expects that its ASC 740 liabilities will not significantly change over the next twelve months.

        As of December 31, 2013, the Company is subject to U.S. federal income tax examinations for the tax years 2010, 2011, and 2012. In addition, the Company is subject to state and local income tax examinations for various tax years in the taxing jurisdictions in which the Company operates.

        At December 31, 2013 and 2012, prepaid expenses within the consolidated balance sheets included prepaid income taxes of $39.4 million and $68.4 million, respectively.

14.   Shareholders' Equity

Repurchase of Common Stock

        The Company did not repurchase any shares of its common stock in 2013 and 2012. During the year ended December 31, 2011, the Company repurchased 2,981,406 shares of its common stock in open market transactions for approximately $105.2 million at an average price of $35.29 per share ($7.97 per share adjusted for the impact of the Spin-off transaction).

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

        On July 3, 2008, the Company entered into an agreement with certain affiliates of Fortress and Centerbridge, terminating the Merger Agreement. In connection with the termination of the Merger Agreement, the Company agreed to receive a total of $1.475 billion, consisting of a nonrefundable $225 million cash termination fee and a $1.25 billion, zero coupon, preferred equity investment (the "Investment"). On October 30, 2008, the Company closed the sale of the Investment and issued 12,500 shares of the Series B Preferred Stock. During the year ended December 31, 2010, the Company repurchased 225 shares of Series B Preferred Stock for $11.2 million.

        As part of the Spin-Off described further in Note 2, the Company entered into an agreement (the "Exchange Agreement") with FIF V PFD LLC, an affiliate of Fortress, providing for the exchange of shares of the Company's Series B Preferred Stock for shares of a new class of preferred stock, Series C Preferred Stock, in contemplation of the Spin-Off.

        The Exchange Agreement provided Fortress with the right to exchange its 9,750 shares of Series B Preferred Stock for fractional shares of Series C Preferred Stock at an exchange ratio that treated each such fractional share (and therefore each share of common stock into which such fractional share was convertible) as worth $67 per share, which was the "ceiling price" at which the shares of Series B Preferred Stock were redeemable by the Company at maturity. Any shares of Series B Preferred Stock that were not exchanged for shares of Series C Preferred Stock prior to the second business day before October 16, 2013, the record date established for the distribution of GLPI common stock in the Spin-Off, was automatically exchanged for shares of Series C Preferred Stock on such date. Subsequently, the Company had the right to purchase from Fortress, prior to the record date for the Spin-Off, a number of shares of Series C Preferred Stock, at a price of $67 per fractional share of Series C Preferred Stock, such that, immediately following the consummation of the Spin-Off, Fortress would not own more than 9.9% of GLPI's common stock.

        On October 11, 2013, the Company completed its exchange and repurchase transactions with Fortress and repurchased all of the 2,300 shares of Series B Preferred Stock held by Centerbridge at par. Additionally, in February 2013, the Company repurchased 225 shares of Series B Preferred Stock from WF Investment Holdings, LLC at a slight discount to par. In these transactions, the Company paid a total of $649.5 million, which was primarily funded by borrowings under the revolving credit facility, to the affiliates of Fortress, Centerbridge and WF Investment Holdings, LLC, and issued to the affiliate of Fortress 8,624 shares of non-voting Series C Preferred Stock in order to redeem all of the previously outstanding shares of Series B Preferred Stock. As a result of these transactions, there are currently no outstanding shares of Series B Preferred Stock and Fortress holds 8,624 shares of Series C Preferred Stock.

        Under the terms of the Statement with Respect to Shares of Series C Convertible Preferred Stock of the Company (the "Series C Designation"), the Series C Preferred Stock is nonvoting stock, provided, however, that the Series C Designation cannot be altered or amended so as to adversely affect any right or privilege held by the holders of Series C shares without the consent of a majority of the shares of Series C then outstanding. Holders of Series C shares will participate in dividends paid to the holders of common stock of the Company on an as-converted basis. Each share of Series C will automatically convert into 1,000 shares of common stock upon sale to a third party not affiliated with the original holder.

        The following table below discloses the changes in each class of the Company's preferred stock for the year ended December 31, 2013. No changes in the Company's preferred stock occurred in the year ended December 31, 2012 and 2011.

	Series B Preferred Stock	Series C Preferred Stock
Shares outstanding at December 31, 2012	12,275	—
Repurchase of Series B Preferred Stock	(6,498)	—
Impact of exchange transaction	(5,777)	8,624

Shares outstanding at December 31, 2013	—	8,624

Impact of Spin-Off

        See Note 2 for details of net assets contributed to GLPI in connection with the Spin-Off, which occurred on November 1, 2013, as well as the exchange transaction with Peter M. Carlino and the PMC Delaware Dynasty Trust.

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

        On August 20, 2008, the Company's Board of Directors adopted and approved the 2008 Plan. On November 12, 2008, the Company's shareholders approved the 2008 Plan. The 2008 Plan permits the Company to issue stock options (incentive and/or non-qualified), stock appreciation rights, restricted stock, phantom stock units and other equity and cash awards to employees. Non-employee directors are eligible to receive all such awards, other than incentive stock options. On June 9, 2011, the Company's shareholders approved an amendment to the 2008 Plan to increase the aggregate number of shares of common stock that may be issued by 2,350,000 to 9,250,000. Awards of stock options and stock appreciation rights will be counted against the 9,250,000 limit as one share of common stock for each share granted. However, each share awarded in the form of restricted stock, or any other full value stock award, will be counted as issuing 2.44 shares of common stock for purposes of determining the number of shares available for issuance under the plan. Any awards that are not settled in shares of common stock shall not count against this limit. At December 31, 2013, there were 872,105 options available for future grants under the 2008 Plan.

        In connection with the Spin-Off of GLPI, employee stock options and cash settled stock appreciation rights were converted through the issuance of GLPI employee stock options and GLPI cash settled stock appreciation rights and an adjustment to the exercise prices of their Penn awards. The number of options and cash settled stock appreciation rights, subject to and the exercise price of each converted award was adjusted to preserve the same intrinsic value of the awards that existed immediately prior to the Spin-Off. As such, no incremental compensation expense was recorded as a result of this conversion.

        Holders of outstanding restricted stock awards and cash settled phantom stock unit awards received an additional share of restricted stock or cash settled phantom stock unit awards in GLPI common stock at the Spin-Off so that the intrinsic value of these awards were equivalent to those that existed immediately prior to the Spin-Off.

        The unrecognized compensation costs associated with GLPI restricted stock awards, GLPI cash settled phantom stock unit awards, GLPI stock options and GLPI cash settled stock appreciation rights held by Penn employees will continue to be recognized on the Company's financial statements over the awards remaining vesting periods. However, the unrecognized compensation costs at the Spin-Off date associated with these awards and any similar Penn awards held by former Penn employees (including but not limited to the Company's former Chief Executive Officer, Chief Financial Officer, and Senior Vice President of Corporate Development) who are now employed by GLPI effective November 1, 2013, will be recorded on GLPI's financial statements.

        Stock options that expire between January 29, 2014 and April 19, 2019, have been granted to officers, directors, employees, and predecessor employees to purchase common stock at prices ranging from $2.83 to $14.41 per share. All options were granted at the fair market value of the common stock on the date the options were granted and have contractual lives ranging from 7 to 10 years. The Company issues new authorized common shares to satisfy stock option exercises as well as restricted stock lapses.

        The following table contains information on stock options issued under the plans for the year ended December 31, 2013:

	Number of Option Shares	Weighted-Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2012	11,805,688	$7.33
Granted	—	—
Exercised	(2,452,865)	6.95
Exchanged(1)	(2,022,985)	7.14
Canceled	(13,125)	6.64

Outstanding at December 31, 2013	7,316,713	$7.51	3.35	$52,052

(1)
Represents the impact of Peter M. Carlino's option exchange transaction, in connection with the Spin-Off, which occurred on November 1, 2013.

        As discussed above and in Note 2, the weighted average exercise prices shown in the table above were reduced as a result of the Spin-Off.

        The weighted-average grant-date fair value of options granted during the years ended December 31, 2012 and 2011 were $17.19 and $16.68, respectively. No option grants were awarded in 2013 as the Company chose to grant restricted stock awards instead.

        The aggregate intrinsic value of stock options exercised during the years ended December 31, 2013, 2012 and 2011 was $46.0 million, $23.2 million, and $9.5 million, respectively.

        At December 31, 2013, there were 5,331,652 shares that were exercisable, with a weighted-average exercise price of $7.24, a weighted-average remaining contractual term of 2.98 years, and an aggregate intrinsic value of $39.3 million.

        The following table summarizes information about stock options outstanding at December 31, 2013:

	Exercise Price Range			Total
	$2.83 to $6.81	$6.96 to $8.19	$8.33 to $14.41	$2.83 to $14.41
Outstanding options
Number outstanding	2,611,174	2,537,258	2,168,281	7,316,713
Weighted-average remaining contractual life (years)	2.16	3.81	4.23	3.35
Weighted-average exercise price	$5.96	$7.64	$9.22	$7.51
Exercisable options
Number outstanding	2,253,143	1,927,821	1,150,688	5,331,652
Weighted-average exercise price	$5.89	$7.47	$9.50	$7.24

        The following table contains information on restricted stock awards issued under the plans for the year ended December 31, 2013:

Number of Award Shares
Outstanding at December 31, 2012	210,527
Awarded	257,500
Released	(85,782)
Exchanged(1)	(60,000)
Canceled	(30,434)

Outstanding at December 31, 2013	291,811

(1)
Represents the impact of Peter M. Carlino's award exchange transaction, in connection with the Spin-Off, which occurred on November 1, 2013.

        Compensation costs related to stock-based compensation for the years ended December 31, 2013, 2012 and 2011 totaled $22.8 million pre-tax ($13.8 million after-tax), $28.6 million pre-tax ($19.9 million after-tax) and $24.7 million pre-tax ($17.8 million after-tax), respectively, and are included within the consolidated statements of operations under general and administrative expense.

        At December 31, 2013 and 2012, the total compensation cost related to nonvested awards not yet recognized equaled $20.0 million and $35.0 million, respectively, including $13.2 million and $33.3 million for stock options, respectively, and $6.8 million and $1.7 million for restricted stock, respectively. This cost is expected to be recognized over the remaining vesting periods, which will not exceed five years.

        The Company has also issued cash-settled phantom stock unit awards, which vest over a period of four to five years. Cash-settled phantom stock unit awards entitle employees and directors to receive cash based on the fair value of the Company's common stock on the vesting date. These phantom stock unit awards are accounted for as liability awards and are re-measured at fair value each reporting period until they become vested with compensation expense being recognized over the requisite service period in accordance with ASC 718-30, "Compensation—Stock Compensation, Awards Classified as Liabilities." As of December 31, 2013, there was $16.5 million of total unrecognized compensation cost that will be recognized over the grants remaining weighted average vesting period of 2.72 years. For the years ended December 31, 2013, 2012 and 2011, the Company recognized $11.9 million $5.9 million and $2.1 million of compensation expense associated with these awards, respectively. Amounts paid by the Company for the years ended December 31, 2013, 2012, and 2011 on these cash settled awards totaled $6.6 million, $2.6 million, and $1.8 million, respectively.

        Additionally, starting in 2011, the Company has issued stock appreciation rights to certain employees, which vest over a period of four years. The Company's stock appreciation rights are accounted for as liability awards since they will be settled in cash. The fair value of these awards is calculated during each reporting period and estimated using the Black-Scholes option pricing model based on the various inputs discussed previously. As of December 31, 2013, there was $8.9 million of total unrecognized compensation cost that will be recognized over the awards remaining weighted average vesting period of 1.84 years. For the years ended December 31, 2013, 2012 and 2011, the Company recognized $7.5 million, $4.4 million and $1.4 million, respectively, of compensation expense associated with these awards. Amounts paid by the Company for the years ended December 31, 2013 and 2012 on these cash settled awards totaled $1.7 million and $0.2 million, respectively. No payments were made for the year ended December 31, 2011.

16.   Segment Information

        The following tables present certain information with respect to the Company's segments. Intersegment revenues between the Company's segments were not material in any of the periods presented below.

	Midwest	East/West	Southern Plains	Other	Total
	(in thousands)
Year ended December 31, 2013
Net revenues	$1,021,069	$1,186,951	$678,745	$31,989	$2,918,754
(Loss) income from operations	(641,951)	241,822	(173,706)	(198,137)	(771,972)
Depreciation and amortization	120,584	69,493	84,341	23,908	298,326
Impairment losses	825,645	—	268,342	38,430	1,132,417
Income (loss) from unconsolidated affiliates	—	—	10,735	(1,078)	9,657
Capital expenditures	95,829	30,125	68,834	5,125	199,913
Year ended December 31, 2012
Net revenues	$949,464	$1,345,621	$571,246	$33,134	$2,899,465
Income (loss) from operations	206,462	291,627	132,153	(187,653)	442,589
Depreciation and amortization	92,689	88,688	49,408	14,563	245,348
Income (loss) from unconsolidated affiliates	—	—	5,210	(1,406)	3,804
Capital expenditures	388,639	43,234	35,534	5,578	472,985
Year ended December 31, 2011
Net revenues	826,436	1,290,732	590,709	34,380	2,742,257
Income (loss) from operations	211,356	263,423	137,580	(112,778)	499,581
Depreciation and amortization	62,844	85,723	53,764	9,145	211,476
(Loss) income from unconsolidated affiliates	—	—	(4,834)	12,198	7,364
Capital expenditures	206,081	51,701	25,488	9,811	293,081
Balance sheet at December 31, 2013
Total assets	580,478	442,207	725,491	435,815	2,183,991
Investment in and advances to unconsolidated affiliates	—	79	127,749	65,503	193,331
Goodwill and other intangible assets, net	196,040	216,470	419,976	19,560	852,046
Balance sheet at December 31, 2012
Total assets	2,318,283	1,198,391	1,680,773	446,610	5,644,057
Investment in and advances to unconsolidated affiliates	—	87	138,514	65,905	204,506
Goodwill and other intangible assets, net	1,025,505	226,047	779,787	55,827	2,087,166

17.   Summarized Quarterly Data (Unaudited)

        The following table summarizes the quarterly results of operations for the years ended December 31, 2013 and 2012:

	Fiscal Quarter
	First	Second	Third	Fourth
	(in thousands, except per share data)
2013
Net revenues	$798,246	$761,371	$714,435	$644,702
Income (loss) from operations	133,315	46,881	93,280	(1,045,448)
Net income (loss)	65,271	(12,180)	41,317	(888,747)
Earnings per common share:
Basic earnings (loss) per common share	$0.68	$(0.16)	$0.43	$(11.40)
Diluted earnings (loss) per common share	$0.63	$(0.16)	$0.40	$(11.40)
2012
Net revenues	$736,059	$712,551	$707,044	$743,811
Income from operations	142,615	128,015	98,666	73,293
Net income	78,619	66,667	46,446	20,239
Earnings per common share:
Basic earnings per common share	$0.83	$0.70	$0.49	$0.21
Diluted earnings per common share	$0.74	$0.63	$0.44	$0.19

        During the fourth quarter of 2013, primarily as a result of the Spin-Off, the Company recorded pre-tax impairment charges of $1,058.4 million ($842.9 million, net of taxes), as it determined that a portion of the value of its goodwill and other intangible assets was impaired. In addition, in conjunction with the relocation of the Company's two racetracks in Ohio, the Company recorded a pre-tax impairment charge of $2.2 million ($1.4 million, net of taxes) during the fourth quarter of 2013 for the parcels of land that the racetracks currently reside on, as the land was reclassified as held for sale in 2013 as the Company expects the land to be sold in 2014. Additionally, during the second quarter of 2013, as a result of a new gaming license being awarded for the development of a new casino in Sioux City, Iowa to another applicant in April 2013, the Company recorded a pre-tax impairment charge of $71.8 million ($70.5 million, net of taxes) for Argosy Casino Sioux City, as the Company determined that the fair value of its Sioux City reporting unit was less than its carrying amount based on the Company's analysis of the estimated future expected cash flows the Company anticipates receiving from the operations of the Sioux City facility.

        Results for the fourth quarter of 2013 only include results for one month for Hollywood Casino Baton Rouge and Hollywood Casino Perryville as they were contributed to GLPI on November 1, 2013.

        During the fourth quarter of 2013, in connection with the Spin-Off, the Company paid rental expense related to the Master Lease of $69.5 million.

        During the first, second, third and fourth quarters of 2013, the Company incurred transaction costs of $2.3 million, $3.5 million, $8.9 million and $14.1 million, respectively, associated with the Spin-Off, as compared to transaction costs of $2.4 million, $1.2 million, $1.1 million and $2.4 million during the first, second, third and fourth quarters of 2012, respectively.

        During the fourth quarter of 2013, the Company recorded a loss on the early extinguishment of debt of $61.7 million in connection with the repayments of its previous indebtedness.

        During the fourth quarter and third quarter of 2012, the Company incurred non-deductible lobbying costs of $26.0 million and $19.1 million, respectively, associated with its unsuccessful efforts to oppose an expansion of gaming in the state of Maryland.

18.   Related Party Transactions

        The Company currently leases 49,928 square feet of executive office and warehouse space for buildings in Wyomissing, Pennsylvania from affiliates of its Chairman of the Board of Directors. Rent expense for the years ended December 31, 2013, 2012 and 2011 amounted to $1.1 million, $1.0 million, and $0.9 million, respectively. The leases for the office space all expire in May 2019, and the lease for the warehouse space expired in July 2013 and was extended on a month-to-month basis. The future minimum lease commitments relating to these leases at December 31, 2013 are $6.2 million.

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

        The following tables set forth the assets measured at fair value on a recurring basis, by input level, in the consolidated balance sheets at December 31, 2012 (in thousands):

	Balance Sheet Location	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	December 31, 2012 Total
Assets:
Investment in corporate debt securities	Other assets	$—	$6,790	$—	$6,790

        The valuation technique used to measure the fair value of the investment in corporate debt securities is the market approach. See Note 4 for a description of the input used in calculating the fair value measurement of investment in corporate debt securities. As described in Note 10, the investment in corporate debt securities was redeemed in 2013.

        There were no long-lived assets measured at fair value on a non-recurring basis during the year ended December 31, 2012. The amounts below represent the long-lived assets measured at fair value on a nonrecurring basis during the year ended December 31, 2013 (in thousands):

	Balance Sheet Location	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2013 Total	Total Reduction in Fair Value Recorded during the year ended December 31, 2013
Assets:
Goodwill	Goodwill	$—	$—	$136,975	$136,975	$(807,464)
Intangible assets	Other intangible assets	—	—	234,819	234,819	(322,753)
Long-lived assets	Other assets	—	6,452	—	6,452	(2,200)

						$(1,132,417)

        For the year ended December 31, 2013, as a result of the Spin-Off, the Company recorded pre-tax impairment charges of $1,058.4 million ($842.9 million, net of taxes), as it determined that a portion of the value of its goodwill and other intangible assets was impaired. Additionally, as a result of a new gaming license being awarded for the development of a new casino in Sioux City, Iowa to another applicant in April 2013, the Company recorded a pre-tax impairment charge of $71.8 million ($70.5 million, net of taxes) for Argosy Casino Sioux City for the year ended December 31, 2013, as the Company determined that the fair value of its Sioux City reporting unit was less than its carrying amount based on the Company's analysis of the estimated future expected cash flows the Company anticipates receiving from the operations of the Sioux City facility. In addition, in conjunction with the relocation of the Company's two racetracks in Ohio, the Company recorded a pre-tax impairment charge of $2.2 million ($1.4 million, net of taxes) for the year ended December 31, 2013 for the parcels of land that the racetracks currently reside on, as the land was reclassified as held for sale in 2013 as the Company expects the land to be sold in 2014.

        The valuation technique used to measure the fair value of goodwill and intangible assets was the income approach and long-lived assets was the market approach. For the land held for sale in Ohio, the fair value is based on the expected proceeds to be received by the Company upon completion of the sale. See Note 4 for a description of the inputs and the information used to develop the inputs in calculating the fair value measurements of goodwill, indefinite-life intangible assets and long-lived assets.

20.   Insurance Recoveries and Deductibles

Hollywood Casino St. Louis Tornado

        On May 31, 2013, Hollywood Casino St. Louis sustained minor damage as a result of a tornado and was forced to close for approximately fourteen hours. At the time of the tornado, the Company carried property insurance coverage with a limit of $600 million for both property damage and business interruption applicable to this event. This coverage included a $2.5 million property damage deductible and two days of business interruption deductible for the peril of a tornado. During the year ended December 31, 2013, the Company recorded a $2.5 million pre-tax loss for the property damage insurance deductible, which was partially offset by a $2.4 million pre-tax gain recorded for proceeds received that exceeded the net book value of assets believed to be damaged or destroyed and other costs incurred as a result of the tornado at Hollywood Casino St. Louis.

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

        The Company received $81.2 million in insurance proceeds related to the fire at Hollywood Casino Joliet, with $18.6 million received during the year ended December 31, 2011. As the insurance recovery amount exceeded the net book value of assets believed to be damaged, destroyed or abandoned and other costs incurred as a result of the fire at Hollywood Casino Joliet in 2010, the Company recorded a pre-tax gain of $18.5 million during the year ended December 31, 2011. During the second quarter of 2011, the insurance claim for the fire at Hollywood Casino Joliet was settled and no further proceeds will be received.

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

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9A.    CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

        The Company's management, under the supervision and with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the Company's disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of December 31, 2013, which is the end of the period covered by this Annual Report on Form 10-K. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well-designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures were effective as of December 31, 2013 to ensure that information required to be disclosed by the Company in reports we file or submit under the Exchange Act is (i) recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the United States Securities and Exchange Commission's rules and forms and (ii) accumulated and communicated to the Company's management, including the Company's principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Control Over Financial Reporting

        There have been no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the fiscal quarter ended December 31, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

        Our management assessed the effectiveness of our internal control over financial reporting, and concluded that it was effective as of December 31, 2013. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control—Integrated Framework (1992 framework).

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Penn National Gaming, Inc. and Subsidiaries

        We have audited Penn National Gaming, Inc. and Subsidiaries' internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the COSO criteria). Penn National Gaming, Inc. and Subsidiaries' management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

        In our opinion, Penn National Gaming, Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Penn National Gaming, Inc. and Subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive (loss) income, changes in shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2013 and our report dated February 27, 2014 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP Philadelphia, Pennsylvania February 27, 2014

ITEM 9B.    OTHER INFORMATION

        None

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        The information required by this item concerning directors is hereby incorporated by reference to the Company's definitive proxy statement for its 2014 Annual Meeting of Shareholders (the "2014 Proxy Statement"), to be filed with the U.S. Securities and Exchange Commission within 120 days after December 31, 2013, pursuant to Regulation 14A under the Securities Act. Information required by this item concerning executive officers is included in Part I of this Annual Report on Form 10-K.

ITEM 11.    EXECUTIVE COMPENSATION

        The information required by this item is hereby incorporated by reference to the 2014 Proxy Statement.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

        The information required by this item is hereby incorporated by reference to the 2014 Proxy Statement.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

        The information required by this item is hereby incorporated by reference to the 2014 Proxy Statement.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

        The information required by this item is hereby incorporated by reference to the 2014 Proxy Statement.

 PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) 1 and 2.	Financial Statements and Financial Statement Schedules. The following is a list of the Consolidated Financial Statements of the Company and its subsidiaries and supplementary data filed as part of Item 8 hereof:
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2013 and 2012
Consolidated Statements of Operations for the years ended December 31, 2013, 2012 and 2011
Consolidated Statements of Comprehensive (Loss) Income for the years ended December 31, 2013, 2012 and 2011
Consolidated Statements of Changes in Shareholders' Equity for the years ended December 31, 2013, 2012 and 2011
Consolidated Statements of Cash Flows for the years ended December 31, 2013, 2012 and 2011
All other schedules are omitted because they are not applicable, or not required, or because the required information is included in the Consolidated Financial Statements or notes thereto.
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

PENN NATIONAL GAMING, INC.
By:	/s/ TIMOTHY J. WILMOTT Timothy J. Wilmott Chief Executive Officer and President

Dated: February 27, 2014

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ TIMOTHY J. WILMOTT Timothy J. Wilmott	Chief Executive Officer and President (Principal Executive Officer)	February 27, 2014
/s/ SAUL V. REIBSTEIN Saul V. Reibstein	Senior Vice President Finance and Chief Financial Officer (Principal Financial Officer)	February 27, 2014
/s/ DESIREE A. BURKE Desiree A. Burke	Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 27, 2014
/s/ PETER M. CARLINO Peter M. Carlino	Chairman of the Board	February 27, 2014
/s/ DAVID A. HANDLER David A. Handler	Director	February 27, 2014
/s/ JOHN M. JACQUEMIN John M. Jacquemin	Director	February 27, 2014
/s/ HAROLD CRAMER Harold Cramer	Director	February 27, 2014
/s/ RONALD J. NAPLES Ronald J. Naples	Director	February 27, 2014
/s/ BARBARA Z. SHATTUCK KOHN Barbara Z. Shattuck Kohn	Director	February 27, 2014

EXHIBIT INDEX

Exhibit	Description of Exhibit
3.1(a)	Amended and Restated Articles of Incorporation of Penn National Gaming, Inc., filed with the Pennsylvania Department of State on October 15, 1996. (Incorporated by reference to Exhibit 3.1 to the Company's registration statement on Form S-3, File No. 333-63780, dated June 25, 2001).
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
3.1(f)
Statement with Respect to Shares of Series C Convertible Preferred Stock of Penn National Gaming, Inc. dated as of January 17, 2013. (Incorporated by reference to Exhibit 4.1 to the Company's current report on Form 8-K, filed on January 18, 2013).
3.2	Second Amended and Restated Bylaws of Penn National Gaming, Inc. (Incorporated by reference to Exhibit 3.1 to the Company's current report on Form 8-K, filed on November 18, 2008).
3.3	Third Amended and Restated Bylaws of Penn National Gaming, Inc. (Incorporated by reference to Exhibit 3.1 to the Company's current report on Form 8-K, filed on November 7, 2013).
4.1	Specimen copy of Common Stock Certificate. (Incorporated by reference to Exhibit 3.6 to the Company's quarterly report on Form 10-Q for the quarter ended June 30, 2003).
4.2
Indenture dated as of March 9, 2005 between Penn National Gaming, Inc. and Wells Fargo Bank, National Association relating to the 6 3/4% Senior Subordinated Notes due 2015. (Incorporated by reference to Exhibit 10.1 to the Company's current report on Form 8-K, filed March 15, 2005).
4.2(a)
First Supplemental Indenture dated as of July 5, 2005 between Penn National Gaming, Inc. and Wells Fargo Bank, National Association relating to the 6 3/4% Senior Subordinated Notes due 2015. (Incorporated by reference to Exhibit 10.37 to the Company's registration statement on Form S-4, filed July 7, 2005, File No. 333-125274).
4.3	Form of Penn National Gaming, Inc. 6 3/4% Senior Subordinated Note due 2015. (Included as Exhibit A to Exhibit 4.2).
4.4	Specimen copy of Series B Redeemable Preferred Stock Certificate. (Incorporated by reference to Exhibit 4.8 to the Company's annual report on Form 10-K for the fiscal year ended December 31, 2008).

Exhibit	Description of Exhibit
4.5	Indenture, dated as of August 14, 2009, between Penn National Gaming, Inc. and Wells Fargo Bank, National Association, as trustee, relating to the 8 3/4% Senior Subordinated Notes due 2019 (Incorporated by reference to Exhibit 4.1 to the Company's current report on Form 8-K, filed on August 14, 2009).
4.5(a)
Supplemental Indenture, dated as of October 29, 2013, between Penn National Gaming, Inc. and Wells Fargo Bank, National Association as Trustee. (Incorporated by reference to Exhibit 4.3 to the Company's current report on Form 8-K, filed on November 4, 2013).
4.6	Form of Penn National Gaming, Inc. 8 3/4% Senior Subordinated Notes due 2019. (Included as Exhibit A to Exhibit 4.6).
4.7
Indenture dated October 30, 2013 by and between Penn National Gaming, Inc. and Wells Fargo Bank, N.A. relating to the 5.875% Senior Notes due 2021. (Incorporated by reference to Exhibit 4.1 to the Company's current report on Form 8-K, filed on November 4, 2013).
4.8	Form of Note for 5.875% Senior Notes due 2021. (Incorporated by reference to Exhibit 4.2 to the Company's current report on Form 8-K, filed on November 4, 2013).
4.9
Registration Rights Agreement, dated as of October 30, 2013 by and between Penn National Gaming Inc. and JP Morgan Securities LLC (Incorporated by reference to Exhibit 10.1 on Form 8-K, filed on November 4, 2013).
4.10
Investor Rights Agreement, dated as of July 3, 2008, by and among Penn National Gaming, Inc., FIF V PFD LLC, Centerbridge Capital Partners, L.P., DB Investment Partners, Inc. and Wachovia Investment Holdings, LLC. (Incorporated by reference to Exhibit 4.2 to the Company's current report on Form 8-K, filed on July 9, 2008).
4.10(a)
Supplementary Investor Rights Agreement, dated as of January 16, 2013, by and between Penn National Gaming, Inc. and FIF V PFD LLC. (Incorporated by reference to Exhibit 4.2 to the Company's current report on Form 8-K, filed on January 18, 2013).
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
10.6#
Employment Agreement dated November 25, 2013 between Penn National Gaming, Inc. and Saul V. Reibstein. (Incorporated by reference to Exhibit 10.1 to the Company's current report on Form 8-K, filed on November 25, 2013).
10.7#
Employment Agreement dated December 31, 2008 between Penn National Gaming, Inc. and Robert S. Ippolito. (Incorporated by reference to Exhibit 10.7 to the Company's annual report on Form 10-K for the fiscal year ended December 31, 2008).
10.7(a)
First Amendment to Employment Agreement dated June 10, 2011 between Penn National Gaming, Inc. and Robert S. Ippolito. (Incorporated by reference to Exhibit 10.6(a) to the Company's annual report on Form 10-K for the fiscal year ended December 31, 2011).
10.8#
Employment Agreement dated December 31, 2008 between Penn National Gaming, Inc. and John V. Finamore. (Incorporated by reference to Exhibit 10.35 to the Company's annual report on Form 10-K for the fiscal year ended December 31, 2008).
10.8(a)#
First Amendment to Employment Agreement dated June 16, 2010 between Penn National Gaming, Inc. and John V. Finamore. (Incorporated by reference to Exhibit 10.1 to the Company's current report on Form 8-K filed on June 22, 2010).
10.9#
Form of Change in Control Payment Acknowledgement and Agreement between Penn National Gaming, Inc. and Certain Executive Officers of Penn National Gaming, Inc. (Incorporated by reference to Exhibit 10.1 the Company's current report on Form 8-K, filed on January 2, 2008).
10.9(a)#
Schedule of executive officers entering into Change in Control Payment Acknowledgement and Agreement. (Incorporated by reference to Exhibit 10.8(a) to the Company's annual report on Form 10-K for the fiscal year ended December 31, 2007).
10.10#
Exchange Agreement dated October 30, 2013, by and among Peter M. Carlino, the Commonwealth Trust Company, Trustee of the PMC Delaware Dynasty Trust, Penn National Gaming, Inc and Gaming and Leisure Properties, Inc. dated September 25, 2013. (Incorporated by reference to Exhibit 10.1 to the Company's current report on Form 8-K, filed on November 5, 2013).
10.11#
Separation and Distribution Agreement by and between Penn National Gaming, Inc. and Gaming and Leisure Properties, Inc. dated November 1, 2013. (Incorporated by reference to Exhibit 2.1 to the Company's current report on Form 8-K, filed on November 7, 2013).
10.12
Master Lease by and among GLP Capital L.P. and Penn Tenant LLC dated November 1, 2013. (Incorporated by reference to Exhibit 10.1 to the Company's current report on Form 8-K, filed on November 7, 2013).
10.13
Tax Matters Agreement by and among Penn National Gaming, Inc. and Gaming and Leisure Properties, Inc. dated as of November 1, 2013. (Incorporated by reference to Exhibit 10.2 to the Company's current report on Form 8-K, filed on November 7, 2013).
10.14
Transition Services Agreement dated November 1, 2013 by and among Penn National Gaming, Inc. and Gaming and Leisure Properties, Inc. (Incorporated by reference to Exhibit 10.3 to the Company's current report on Form 8-K, filed on November 7, 2013).
10.15
Employee Matters Agreement dated November 1, 2013 by and among Penn National Gaming, Inc. and Gaming and Leisure Properties, Inc. (Incorporated by reference to Exhibit 10.4 to the Company's current report on Form 8-K, filed on November 7, 2013).

Exhibit	Description of Exhibit
10.16	Amended and Restated Lease dated April 5, 2005 between Wyomissing Professional Center III, LP and Penn National Gaming, Inc. for portion of the Wyomissing Corporate Office. (Incorporated by reference to Exhibit 10.1 to the Company's current report on Form 8-K, filed on April 8, 2005).
10.17
Lease dated January 25, 2002 between Wyomissing Professional Center II, LP and Penn National Gaming, Inc. for portion of the Wyomissing Corporate Office. (Incorporated by reference to Exhibit 10.12 to the Company's annual report on Form 10-K for the fiscal year ended December 31, 2004).
10.17(a)
Commencement Agreement, dated May 21, 2002, in connection with Lease dated January 25, 2002 Wyomissing Professional Center II, LP and Penn National Gaming, Inc. for portion of the Wyomissing Corporate Office. (Incorporated by reference to Exhibit 10.12(a) to the Company's annual report on Form 10-K for the fiscal year ended December 31, 2004).
10.17(b)
First Lease Amendment, dated December 4, 2002, to Lease dated January 25, 2002 Wyomissing Professional Center II, LP and Penn National Gaming, Inc. for portion of the Wyomissing Corporate Office. (Incorporated by reference to Exhibit 10.12(b) to the Company's annual report on Form 10-K for the fiscal year ended December 31, 2004).
10.18
Lease dated April 5, 2005 between Wyomissing Professional Center, Inc. and Penn National Gaming, Inc. for portion of the Wyomissing Corporate Office. (Incorporated by reference to Exhibit 10.2 to the Company's current report on Form 8-K, filed on April 8, 2005).
10.19
Lease dated August 22, 2003 between The Corporate Campus at Spring Ridge 1250, L.P. and Penn National Gaming, Inc. for portion of the Wyomissing Corporate Office. (Incorporated by reference to Exhibit 10.13 to the Company's annual report on Form 10-K for the fiscal year ended December 31, 2004).
10.20
Agreement dated April 7, 2006 by and between PNGI Charles Town Gaming Limited Liability Company and the West Virginia Union of Mutuel Clerks, Local 553, Service Employees International Union, AFL—CIO. (Incorporated by reference to exhibit 10.1 to the Company's current report on Form 8-K, filed on April 24, 2006).
10.21
Agreement dated February 20, 2009 between PNGI Charles Town Gaming Limited Liability Company and Charles Town HBPA, Inc. (Incorporated by reference to Exhibit 10.16 to the Company's annual report on Form 10-K for the fiscal year ended December 31, 2008).
10.22
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

Exhibit	Description of Exhibit
10.22(a)	Amendment, dated September 18, 2006, to the Credit Agreement by and among Penn National Gaming, Inc., the subsidiary guarantors party thereto, Deutsche Bank Securities Inc., Goldman Sachs Credit Partners L.P. and Lehman Brothers Inc., as Joint Lead Arrangers and Joint Bookrunners, Goldman Sachs Credit Partners L.P. and Lehman Commercial Paper Inc., as Co-Syndication Agents, Deutsche Bank Trust Company Americas, as Swingline Lender, Administrative Agent and as Collateral Agent, and Calyon New York Branch, Wells Fargo Bank, National Association and Bank of Scotland, as Co-Documentation Agents, and the lenders party thereto. (Incorporated by reference to Exhibit 10.1 to the Company's current report on Form 8-K, filed on September 21, 2006).
10.22(b)
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
10.23
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
10.23(a)
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

Exhibit	Description of Exhibit
10.24	Credit Agreement, dated October 30, 2013, by and among Penn National Gaming, Inc., the Subsidiary Guarantors party thereto, the Lenders party thereto, the L/C Lenders Party thereto, Merrill Lynch, Pierce, Fenner & Smith, Incorporated, J.P. Morgan Securities LLC, and Fifth Third Bank, as Joint Bookrunners for the Revolving Facility and the Term A Facility, J.P. Morgan Securities LLC, Wells Fargo Securities, LLC and UBS Securities LLC, as Joint Bookrunners for the Term B Facility and Merrill Lynch, Pierce, Fenner & Smith, Incorporated, J.P. Morgan Securities LLC, Fifth Third Bank, Wells Fargo Securities, LLC, UBS Securities LLC, Credit Agricole Corporate and Investment Bank, Goldman Sachs Bank USA, Manufactures & Traders Trust Company, Nomura Securities International, Inc. RBS Securities Inc. and SunTrust Robinson Humphrey, Inc., as Joint Lead Arrangers, Bank of America, N.A., as Administrative Agent and Collateral Agent and U.S. Bank N.A., as Documentation Agent. (Incorporated by reference to Exhibit 10.2 to the Company's current report on Form 8-K, filed on November 4, 2013).
10.25#
Penn National Gaming, Inc. Nonqualified Stock Option granted to Peter M. Carlino, dated February 6, 2003. (Incorporated by reference to Exhibit 10.26 to the Company's annual report on Form 10-K for the fiscal year ended December 31, 2003).
10.26
Riverboat Gaming Development Agreement between the City of Lawrenceburg, Indiana and Indiana Gaming Company, L.P. dated as of April 13, 1994, as amended by Amendment Number One to Riverboat Development Agreement between the City of Lawrenceburg, Indiana and Indiana Gaming Company L.P., dated as of December 28, 1995. (Incorporated by reference to Argosy Gaming Company's annual report on Form 10-K for the fiscal year ended December 31, 1995).
10.26(a)
Second Amendment to Riverboat Gaming Development Agreement Between City of Lawrenceburg, Indiana, and the Indiana Gaming Company, L.P. dated August 20, 1996. (Incorporated by reference to Exhibit 10.23 (a) to the Company's annual report on Form 10-K for the fiscal year ended December 31, 2005).
10.26(b)
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
10.28(a)#
Letter Agreement between Penn National Gaming, Inc. and Timothy J. Wilmott dated December 29, 2011. (Incorporated by reference to Exhibit 10.22(a) to the Company's annual report on Form 10-K for the fiscal year ended December 31, 2011).
10.29
Stock Purchase Agreement, dated as of July 3, 2008, by and among Penn National Gaming, Inc., FIF V PFD LLC, Centerbridge Capital Partners, L.P., DB Investment Partners, Inc. and Wachovia Investment Holdings, LLC. (Incorporated by reference to Exhibit 10.1 to the Company's current report on Form 8-K, filed on July 9, 2008).

Exhibit	Description of Exhibit
10.30	Termination and Settlement Agreement, dated as of July 3, 2008, by and among Penn National Gaming, Inc., PNG Acquisition Company Inc., PNG Merger Sub Inc., PNG Holdings LLC, FIG PNG Holdings LLC, Fortress Investment Fund V (Fund A) L.P., Fortress Investment Fund V (Fund D) L.P., Fortress Investment Fund V (Fund E) L.P., Fortress Investment Fund V (Fund B) L.P., Fortress Investment Fund V (Fund C) L.P., Fortress Investment Fund V (Fund F) L.P., CB PNG Holdings LLC, Centerbridge Capital Partners, L.P., Centerbridge Capital Partners Strategic, L.P., Centerbridge Capital Partners SBS, L.P., DB Investment Partners, Inc., Wachovia Investment Holdings, LLC, Deutsche Bank Securities Inc., Deutsche Bank AG New York Branch, Wachovia Capital Markets, LLC, Wachovia Bank, National Association and Wachovia Investment Holdings, LLC. (Incorporated by reference to Exhibit 10.2 to the Company's current report on Form 8-K filed on July 9, 2008).
10.31#	Penn National Gaming, Inc. 2008 Long Term Incentive Compensation Plan, as amended. (Incorporated by reference to Exhibit 10.3 to the Company's current report on Form 8-K, filed on June 15, 2011).
10.32
Form of Non-Qualified Stock Option Certificate for the Penn National Gaming, Inc. 2008 Long Term Incentive Compensation Plan. (Incorporated by reference to Exhibit 10.33 to the Company's annual report on Form 10-K for the fiscal year ended December 31, 2008).
10.33
Form of Restricted Stock Award for the Penn National Gaming, Inc. 2008 Long Term Incentive Compensation Plan. (Incorporated by reference to Exhibit 10.32 to the Company's annual report on Form 10-K for the fiscal year ended December 31, 2009).
10.34#
Employment Agreement by and between Penn National Gaming, Inc. and Steven T. Snyder dated June 10, 2005. (Incorporated by reference to Exhibit 10.28 to the Company's annual report on Form 10-K for the fiscal year ended December 31, 2010).
10.35
Registration Rights Agreement, dated as of August 14, 2009, among Penn National Gaming, Inc. and Deutsche Bank Securities Inc., Wells Fargo Securities, LLC, Banc of America Securities LLC and RBS Securities Inc., each for itself and on behalf of each of the other initial purchasers. (Incorporated by reference to Exhibit 10.1 to the Company's current report on Form 8-K, filed on August 14, 2009).
10.36
Lottery Gaming Facility Management Contract dated August 25, 2009 between the Kansas Lottery and Kansas Entertainment, LLC. (Incorporated by reference to Exhibit 99.1 to the Company's current report on Form 8-K, filed on February 19, 2010).
10.37
Development Agreement dated as of September 8, 2009 by and between the Unified Government of Wyandotte County/Kansas City, Kansas and Kansas Entertainment, LLC. (Incorporated by reference to Exhibit 99.2 to the Company's current report on Form 8-K, filed on February 19, 2010).
10.38
Form of Phantom Stock Unit Award for Penn National Gaming, Inc. 2008 Long Term Incentive Compensation Plan. (Incorporated by reference to Exhibit 10.32 to the Company's annual report on Form 10-K for the fiscal year ended December 31, 2011).
10.39#
Employment Agreement by and between Penn National Gaming, Inc. and Jay Snowden dated April 11, 2011. (Incorporated by reference to Exhibit 10.33 to the Company's annual report on Form 10-K for the fiscal year ended December 31, 2011).
10.40
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

Exhibit	Description of Exhibit
10.41	Exchange Agreement, dated as of January 16, 2013, by and between Penn National Gaming, Inc. and FIF V PFD LLC. (Incorporated by reference to Exhibit 4.3 to the Company's current report on Form 8-K. filed on January 18, 2013).
21.1*	Subsidiaries of the Registrant.
23.1*	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.
31.1*	CEO Certification pursuant to rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.
31.2*	CFO Certification pursuant to rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.
32.1*	CEO Certification pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.
32.2*	CFO Certification pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.
99.1*	Description of Governmental Regulation.
101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets at December 31, 2013 and 2012, (ii) the Consolidated Statements of Operations for the years ended December 31, 2013, 2012 and 2011, (iii) the Consolidated Statements of Comprehensive (Loss) Income for the years ended December 31, 2013, 2012 and 2011, (iv) the Consolidated Statements of Changes in Shareholders' Equity for the years ended December 31, 2013, 2012 and 2011, (v) the Consolidated Statements of Cash Flows for the years ended December 31, 2013, 2012 and 2011 and (vi) the notes to the Consolidated Financial Statements, tagged as blocks of text.

#
Compensation plans and arrangements for executives and others.

*
Filed herewith.