Form 10-Q
period 2014-03-31
PENN NATIONAL GAMING INC
filed 2014-05-01
CIK 921738

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title	Outstanding as of April 24, 2014
Common Stock, par value $.01 per share	78,594,096 (includes 135,560 shares of restricted stock)

This document contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  These statements can be identified by the use of forward-looking terminology such as “believes,” “estimates,” “expects,” “intends,” “may,” “will,” “should” or “anticipates” or the negative or other variation of these or similar words, or by discussions of future events, strategies, or risks and uncertainties.  Actual results may vary materially from expectations.  Although Penn National Gaming, Inc. (“Penn”) and its subsidiaries (together with Penn, collectively, the “Company”) believe that our expectations are based on reasonable assumptions within the bounds of our knowledge of our business and operations, there can be no assurance that actual results will not differ materially from our expectations.  Meaningful factors that could cause actual results to differ from expectations include, but are not limited to, risks related to the following: our ability to obtain timely regulatory approvals required to own, develop and/or operate our facilities, or other delays or impediments to completing our planned acquisitions or projects, including favorable resolution of any related litigation, including the ongoing appeal by the Ohio Roundtable addressing the legality of video lottery terminals in Ohio and litigation against the Ohio Racing Commission concerning opposition to relocating the Company’s Toledo racetrack to the Dayton area; our ability to secure federal, state and local permits and approvals necessary for construction; construction factors, including delays, unexpected remediation costs, local opposition, organized labor, and increased cost of labor and materials; our ability to reach agreements with the harness horseman in Ohio in connection with the proposed relocations and to otherwise maintain agreements with our horseman, pari-mutuel clerks and other organized labor groups; with respect to the proposed Jamul project near San Diego, California, particular risks associated with financing a project of this type, sovereign immunity, local opposition (including several pending lawsuits), and building a complex project on a relatively small parcel; the passage of state, federal or local legislation (including referenda) that would expand, restrict, further tax, prevent or negatively impact operations in or adjacent to the jurisdictions in which we do or seek to do business (such as a smoking ban at any of our facilities); with respect to our proposed Massachusetts project, the ultimate location of the various other gaming facilities in the state and the ongoing efforts to repeal the enabling legislation; with respect to proposed New York projects, risks related to our ability to secure favorable sites and licensing from the State and the extent/location of other applications; the effects of increased competition in regional gaming (and in particular in some of our key markets); the effects of local and national economic, credit, capital market, housing, and energy conditions on the economy in general and on the gaming and lodging industries in particular; the activities of our competitors and the rapid emergence of new competitors (traditional, internet and sweepstakes based and taverns); increases in the effective rate of taxation at any of our properties or at the corporate level; our ability to identify attractive acquisition and development opportunities and to agree to terms with partners/municipalities for such transactions; the costs and risks involved in the pursuit of such opportunities and our ability to complete the acquisition or development of, and achieve the expected returns from, such opportunities; our expectations for the continued availability and cost of capital; the outcome of pending legal proceedings; changes in accounting standards; our dependence on key personnel; the impact of terrorism and other international hostilities; the impact of weather; and other factors as discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, subsequent Quarterly Reports on Form 10-Q and Current Reports on Form 8-K as filed with the United States Securities and Exchange Commission.  The Company does not intend to update publicly any forward-looking statements except as required by law.

PENN NATIONAL GAMING, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Penn National Gaming, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

	March 31,	December 31,
	2014	2013
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$287,695	$292,995
Receivables, net of allowance for doubtful accounts of $2,432 and $2,752 at March 31, 2014 and December 31, 2013, respectively	53,137	52,538
Prepaid expenses	84,840	62,724
Deferred income taxes	71,715	71,093
Other current assets	10,250	29,511
Total current assets	507,637	508,861
Property and equipment, net	550,427	497,457
Other assets
Investment in and advances to unconsolidated affiliates	190,312	193,331
Goodwill	493,925	492,398
Other intangible assets	379,852	359,648
Debt issuance costs, net of accumulated amortization of $2,388 and $922 at March 31, 2014 and December 31, 2013, respectively	29,596	30,734
Other assets	101,691	101,562
Total other assets	1,195,376	1,177,673
Total assets	$2,253,440	$2,183,991

Liabilities
Current liabilities
Current maturities of long-term debt	$27,600	$27,598
Accounts payable	24,887	22,580
Accrued expenses	86,625	98,009
Accrued interest	7,511	5,027
Accrued salaries and wages	70,908	86,498
Gaming, pari-mutuel, property, and other taxes	54,821	52,053
Insurance financing	12,502	3,020
Other current liabilities	109,979	66,684
Total current liabilities	394,833	361,469

Long-term liabilities
Long-term debt, net of current maturities	1,034,835	1,023,194
Deferred income taxes	15,779	13,912
Noncurrent tax liabilities	23,420	19,966
Other noncurrent liabilities	6,424	7,050
Total long-term liabilities	1,080,458	1,064,122

Shareholders’ equity
Series B Preferred stock ($.01 par value, 1,000,000 shares authorized, 0 shares issued at March 31, 2014 and December 31, 2013)	—	—
Series C Preferred stock ($.01 par value, 18,500 shares authorized, 8,624 shares issued at March 31, 2014 and December 31, 2013)	—	—
Common stock ($.01 par value, 200,000,000 shares authorized, 78,555,115 and 77,788,393 shares issued at March 31, 2014 and December 31, 2013, respectively)	780	775
Additional paid-in capital	903,463	887,556
Retained deficit	(125,777)	(130,314)
Accumulated other comprehensive (loss) income	(317)	383
Total shareholders’ equity	778,149	758,400
Total liabilities and shareholders’ equity	$2,253,440	$2,183,991

See accompanying notes to the condensed consolidated financial statements.

Penn National Gaming, Inc. and Subsidiaries

Condensed Consolidated Statements of Income

(in thousands, except per share data)

(unaudited)

	Three Months Ended March 31,
	2014	2013

Revenues
Gaming	$570,683	$717,925
Food, beverage and other	104,870	121,860
Management service fee	2,458	3,047
Revenues	678,011	842,832
Less promotional allowances	(36,931)	(44,586)
Net revenues	641,080	798,246
Operating expenses
Gaming	286,077	362,018
Food, beverage and other	77,538	90,265
General and administrative	107,739	135,577
Rental expense related to Master Lease	104,309	—
Depreciation and amortization	47,366	77,071
Total operating expenses	623,029	664,931
Income from operations	18,051	133,315

Other income (expenses)
Interest expense	(11,295)	(27,924)
Interest income	467	262
Income from unconsolidated affiliates	2,483	1,721
Other	1,631	664
Total other expenses	(6,714)	(25,277)

Income from operations before income taxes	11,337	108,038
Income tax provision	6,800	42,767
Net income	$4,537	$65,271

Earnings per common share:
Basic earnings per common share	$0.05	$0.68
Diluted earnings per common share	$0.05	$0.63

See accompanying notes to the condensed consolidated financial statements.

Penn National Gaming, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income

(in thousands) (unaudited)

	Three Months Ended March 31,
	2014	2013

Net income	$4,537	$65,271
Other comprehensive loss, net of tax:
Foreign currency translation adjustment during the period	(700)	(391)
Unrealized holding losses on corporate debt securities arising during the period	—	(99)
Other comprehensive loss	(700)	(490)
Comprehensive income	$3,837	$64,781

See accompanying notes to the condensed consolidated financial statements.

Penn National Gaming, Inc. and Subsidiaries

Condensed Consolidated Statements of Changes in Shareholders’ Equity

(in thousands, except share data) (unaudited)

	Preferred Stock		Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance, December 31, 2012	12,275	$—	77,446,601	$769	$1,451,965	$795,173	$3,022	$2,250,929
Repurchase of preferred stock	(225)	—	—	—	(22,275)	—	—	(22,275)
Stock option activity, including tax benefit of $2,717	—	—	540,567	5	24,732	—	—	24,737
Restricted stock activity, including tax benefit of $749	—	—	188,013	—	442	—	—	442
Change in fair value of corporate debt securities	—	—	—	—	—	—	(99)	(99)
Foreign currency translation adjustment	—	—	—	—	—	—	(391)	(391)
Net income	—	—	—	—	—	65,271	—	65,271
Balance, March 31, 2013	12,050	$—	78,175,181	$774	$1,454,864	$860,444	$2,532	$2,318,614

Balance, December 31, 2013	8,624	$—	77,788,393	$775	$887,556	$(130,314)	$383	$758,400
Stock option activity, including tax benefit of $7,300	—	—	813,456	8	15,478	—	—	15,486
Restricted stock activity, including tax benefit of $452	—	—	(46,734)	(3)	429	—	—	426
Foreign currency translation adjustment	—	—	—	—	—	—	(700)	(700)
Net income	—	—	—	—	—	4,537	—	4,537
Balance, March 31, 2014	8,624	$—	78,555,115	$780	$903,463	$(125,777)	$(317)	$778,149

See accompanying notes to the condensed consolidated financial statements.

Penn National Gaming, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(in thousands) (unaudited)

Three Months Ended March 31,	2014	2013
Operating activities
Net income	$4,537	$65,271
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	47,366	77,071
Amortization of items charged to interest expense	1,507	2,149
(Gain) loss on sale of fixed assets	(49)	2,390
Income from unconsolidated affiliates	(2,483)	(1,721)
Distributions of earnings from unconsolidated affiliates	5,500	5,000
Deferred income taxes	1,803	8,174
Charge for stock-based compensation	2,579	6,251
(Increase) decrease, net of businesses acquired
Accounts receivable	(599)	(3,807)
Prepaid expenses and other current assets	(12,739)	(12,989)
Other assets	(1,854)	(11,544)
Increase (decrease), net of businesses acquired
Accounts payable	2,186	3,922
Accrued expenses	(11,384)	(30,503)
Accrued interest	2,484	(6,990)
Accrued salaries and wages	(15,590)	(18,096)
Gaming, pari-mutuel, property and other taxes	2,768	5,703
Income taxes	(7,582)	34,867
Other current and noncurrent liabilities	669	6,669
Other noncurrent tax liabilities	4,489	1,971
Net cash provided by operating activities	23,608	133,788
Investing activities
Capital project expenditures, net of reimbursements	(12,957)	(40,849)
Capital maintenance expenditures	(24,084)	(21,854)
Proceeds from sale of property and equipment	129	2,517
Investment in joint ventures	—	(500)
Decrease in cash in escrow	18,000	26,000
Acquisition of gaming licenses	(25,586)	(1,125)
Net cash used in investing activities	(44,498)	(35,811)
Financing activities
Proceeds from exercise of options	5,581	15,461
Repurchase of preferred stock	—	(22,275)
Proceeds from issuance of long-term debt, net of issuance costs	(327)	19,954
Principal payments on long-term debt	(6,898)	(136,949)
Proceeds from insurance financing	14,335	15,306
Payments on insurance financing	(4,853)	(5,706)
Tax benefit from stock options exercised	7,752	3,467
Net cash provided by (used in) financing activities	15,590	(110,742)
Net decrease in cash and cash equivalents	(5,300)	(12,765)
Cash and cash equivalents at beginning of year	292,995	260,467
Cash and cash equivalents at end of period	$287,695	$247,702

Supplemental disclosure
Interest expense paid, net of amounts capitalized	$7,278	$32,673
Income taxes paid	$352	$1,124

See accompanying notes to the condensed consolidated financial statements.

Penn National Gaming, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

1.  Organization and Basis of Presentation

Penn National Gaming, Inc. (“Penn” and, together with its subsidiaries, collectively, the “Company”) is a diversified, multi-jurisdictional owner and manager of gaming and pari-mutuel properties. As of March 31, 2014, the Company owned, managed, or had ownership interests in twenty-seven facilities in the following eighteen jurisdictions: Florida, Illinois, Indiana, Iowa, Kansas, Maine, Maryland, Massachusetts, Mississippi, Missouri, Nevada, New Jersey, New Mexico, Ohio, Pennsylvania, Texas, West Virginia and Ontario.

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

Operating results for the three months ended March 31, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014. The notes to the consolidated financial statements contained in the Annual Report on Form 10-K for the year ended December 31, 2013 should be read in conjunction with these condensed consolidated financial statements.  The December 31, 2013 financial information has been derived from the Company’s audited consolidated financial statements.

2.  Spin-Off of Real Estate Assets through a Real Estate Investment Trust

On November 1, 2013, the Company completed its plan to separate its gaming operating assets from its real property assets by creating a newly formed, publicly traded real estate investment trust (“REIT”), known as Gaming and Leisure Properties, Inc. (“GLPI”), through a tax free spin-off (the “Spin-Off”). Penn effected the Spin-Off by distributing one share of common stock of GLPI to the holders of Penn common stock and Series C Convertible Preferred Stock (“Series C Preferred Stock”) for every share of Penn common stock and every 1/1000th of a share of Series C Preferred Stock that they held at the close of business on October 16, 2013, the record date for the Spin-Off, and through a series of internal corporate restructurings Penn contributed to GLPI substantially all of the assets and liabilities associated with Penn’s real property interests and real estate development business, as well as all of the assets and liabilities of Hollywood Casino Baton Rouge and Hollywood Casino Perryville, which are referred to as the “TRS Properties.” As a result of the Spin-Off, GLPI owns substantially all of Penn’s former real property assets and leases back those assets (other than the TRS Properties) to Penn for use by its subsidiaries, under a “triple net” master lease agreement (the “Master Lease”) (which has a 15 year initial term that can be extended at Penn’s option for up to four five-year renewal terms), as well as owns and operates the TRS Properties. Penn continues to operate the leased gaming facilities and hold the associated gaming licenses with these facilities.

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

Revenues are recognized net of certain sales incentives in accordance with Financial Accounting Standards Board Accounting Standards Codification (“ASC”) 605-50, “Revenue Recognition—Customer Payments and Incentives.” The Company records certain sales incentives and points earned in point-loyalty programs as a reduction of revenue.

The retail value of accommodations, food and beverage, and other services furnished to guests without charge is included in gross revenues and then deducted as promotional allowances. The estimated cost of providing such promotional allowances is primarily included in food, beverage and other expense.

The amounts included in promotional allowances for the three months ended March 31, 2014 and 2013 are as follows:

	Three Months Ended March 31,
	2014	2013
	(in thousands)
Rooms	$8,071	$9,319
Food and beverage	26,598	32,490
Other	2,262	2,777
Total promotional allowances	$36,931	$44,586

The estimated cost of providing such complimentary services for the three months ended March 31, 2014 and 2013 are as follows:

	Three Months Ended March 31,
	2014	2013
	(in thousands)
Rooms	$2,710	$3,239
Food and beverage	18,872	21,979
Other	1,330	1,644
Total cost of complimentary services	$22,912	$26,862

Gaming and Racing Taxes

The Company is subject to gaming and pari-mutuel taxes based on gross gaming revenue and pari-mutuel revenue in the jurisdictions in which it operates. The Company primarily recognizes gaming and pari-mutuel tax expense based on the statutorily required percentage of revenue that is required to be paid to state and local jurisdictions in the states where or in which wagering occurs. In certain states in which the Company operates, gaming taxes are based on graduated rates. The Company records gaming tax expense at the Company’s estimated effective gaming tax rate for the year, considering estimated taxable gaming revenue and the applicable rates. Such estimates are adjusted each interim period. If gaming tax rates change during the year, such changes are applied prospectively in the determination of gaming tax expense in future interim periods. Finally, the Company recognizes purse expense based on the statutorily required percentage of revenue that is required to be paid out in the form of purses to the winning owners of horse races run at the Company’s racetracks in the period in which wagering occurs. For the three months ended March 31, 2014 and 2013, these expenses, which are recorded primarily within gaming expense in the condensed consolidated statements of income, were $219.5 million and $282.0 million, respectively.

Rental Expense related to the Master Lease

The Company leases from GLPI real property assets associated with 17 of the Company’s gaming and related facilities used in the Company’s operations. The rent structure under the Master Lease, which became effective November 1, 2013, includes a fixed component, a portion of which is subject to an annual 2% escalator if certain rent coverage ratio thresholds are met, and a component that is based on the performance of the facilities, which is prospectively adjusted, subject to certain floors (i) every 5 years by an amount equal to 4% of the average change to net revenues of all facilities under the Master Lease (other than Hollywood Casino

Columbus and Hollywood Casino Toledo) during the preceding five years, and (ii) monthly by an amount equal to 20% of the change in net revenues of Hollywood Casino Columbus and Hollywood Casino Toledo during the preceding month.

The Master Lease is commonly known as a triple-net lease. Accordingly, in addition to rent, the Company is required to pay the following, among other things: (1) all facility maintenance; (2) all insurance required in connection with the leased properties and the business conducted on the leased properties; (3) taxes levied on or with respect to the leased properties (other than taxes on the income of the lessor); and (4) all utilities and other services necessary or appropriate for the leased properties and the business conducted on the leased properties. At the Company’s option, the Master Lease may be extended for up to four five-year renewal terms beyond the initial 15-year term, on the same terms and conditions.

Total rental expense under the Master Lease was $104.3 million for the three months ended March 31, 2014.

Long-term asset related to the Jamul Tribe

On April 5, 2013, the Company announced that, subject to final National Indian Gaming Commission approval, it and the Jamul Indian Village (the “Jamul Tribe”) had entered into definitive agreements to jointly develop a Hollywood Casino-branded casino and resort on the Jamul Tribe’s trust land in San Diego County, California.  The definitive agreements were entered into to: (i) secure the development, management, and branding services of the Company to assist the Jamul Tribe during the pre-development and entitlement phase of the project; (ii) set forth the terms and conditions under which the Company will provide a loan or loans to the Jamul Tribe to fund certain development costs; and (iii) create an exclusive arrangement between the parties.  The proposed $360 million development project will include a three-story gaming and entertainment facility of approximately 200,000 square feet featuring over 1,700 slot machines, 50 live table games, including poker, multiple restaurants, bars and lounges and a partially enclosed parking structure with over 1,900 spaces.  In mid-January 2014, the Company announced the commencement of construction activities at the site and it is anticipated that the facility will open in early 2016.  The Company may, under certain circumstances, provide backstop financing to the Jamul Tribe in connection with the project and, upon opening, will manage the casino and resort.

In accordance with this project and the related agreements, the Company has a note receivable with the Jamul Tribe for $15.5 million and $7.0 million at March 31, 2014 and December 31, 2013, respectively, which is included in other assets within the condensed consolidated balance sheets.  Collectability of the note receivable will be derived from the revenues of the casino operations once the project is completed.  Based on the Company’s current progress with this project, it believes collectability of the note is highly certain.  However, in the event that the Company’s internal projections related to the profitability of this project and/or the timing of the opening are inaccurate, the Company may be required to record a reserve related to the collectability of this note receivable.

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

At March 31, 2014, the Company had outstanding 8,624 shares of Series C Preferred Stock and at March 31, 2013, had outstanding 12,050 of Series B Redeemable Preferred Stock (“Series B Preferred Stock”). The Company determined that both classes of preferred stock qualified as a participating security as defined in ASC 260 since these securities participate in dividends with the Company’s common stock. Under ASC 260, a security is considered a participating security if the security may participate in undistributed earnings with common stock, whether that participation is conditioned upon the occurrence of a specified event or not. In accordance with ASC 260, a company is required to use the two-class method when computing EPS when a company has a security that qualifies as a “participating security.” The two-class method is an earnings allocation formula that determines EPS for each class of common stock and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings. A participating security is included in the computation of basic EPS using the two-class method. Under the two-class method, basic EPS for the Company’s common stock is computed by dividing net income applicable to common stock by the weighted-average common shares outstanding during the period. Diluted EPS for the Company’s common stock is computed using the more dilutive of the two-class method or the if-converted method.

The following table sets forth the allocation of net income for the three months ended March 31, 2014 and 2013 under the two-class method:

	Three Months Ended March 31,
	2014	2013
	(in thousands)

Net income	$4,537	$65,271
Net income applicable to preferred stock	452	12,358
Net income applicable to common stock	$4,085	$52,913

The following table reconciles the weighted-average common shares outstanding used in the calculation of basic EPS to the weighted-average common shares outstanding used in the calculation of diluted EPS for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31,
	2014	2013
	(in thousands)
Determination of shares:
Weighted-average common shares outstanding	77,917	77,553
Assumed conversion of dilutive employee stock-based awards	2,003	2,940
Assumed conversion of restricted stock	135	99
Diluted weighted-average common shares outstanding before participating security	80,055	80,592
Assumed conversion of preferred stock	8,624	22,295
Diluted weighted-average common shares outstanding	88,679	102,887

Options to purchase 942,147 shares and 235,125 shares were outstanding during the three months ended March 31, 2014 and 2013, respectively, but were not included in the computation of diluted EPS because they were antidilutive.

The following table presents the calculation of basic EPS for the Company’s common stock (in thousands, except per share data):

	Three Months Ended March 31,
	2014	2013

Calculation of basic EPS:
Net income applicable to common stock	$4,085	$52,913
Weighted-average common shares outstanding	77,917	77,553
Basic EPS	$0.05	$0.68

The following table presents the calculation of diluted EPS for the Company’s common stock (in thousands, except per share data):

Three months ended
March 31, 2014
Calculation of diluted EPS using two-class method:
Net income applicable to common stock	$4,085
Diluted weighted-average common shares outstanding before participating security	80,055
Diluted EPS	$0.05

Three months ended
March 31, 2013
Calculation of diluted EPS using if-converted method:
Net income	$65,271
Diluted weighted-average common shares outstanding	102,887
Diluted EPS	$0.63

Stock-Based Compensation

The Company accounts for stock compensation under ASC 718, “Compensation-Stock Compensation,” which requires the Company to expense the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. This expense is recognized ratably over the requisite service period following the date of grant.

The fair value for stock options was estimated at the date of grant using the Black-Scholes option-pricing model, which requires management to make certain assumptions. The risk-free interest rate was based on the U.S. Treasury spot rate with a term equal to the expected life assumed at the date of grant. Expected volatility was estimated based on the historical volatility of the Company’s stock price over a period of 5.45 years, in order to match the expected life of the options at the grant date. Historically, at the grant date, there has been no expected dividend yield assumption since the Company has not paid any cash dividends on its common stock since its initial public offering in May 1994 and since the Company intends to retain all of its earnings to finance the development of its business for the foreseeable future. The weighted-average expected life was based on the contractual term of the stock option and expected employee exercise dates, which was based on the historical and expected exercise behavior of the Company’s employees.  The Company granted 916,522 stock options during the three months ended March 31, 2014.

The Company’s cash-settled phantom stock unit awards (“PSUs”), which vest over a period of four to five years, entitle employees and directors to receive cash based on the fair value of the Company’s common stock on the vesting date.  The PSUs are accounted for as liability awards and are re-measured at fair value each reporting period until they become vested with compensation expense being recognized over the requisite service period in accordance with ASC 718-30, “Compensation—Stock Compensation, Awards Classified as Liabilities.” The Company has a liability, which is included in accrued salaries and wages within the condensed consolidated balance sheets, associated with its PSUs of $2.4 million and $6.8 million at March 31, 2014 and December 31, 2013, respectively.

For the Company’s stock appreciation rights (“SARs”), the fair value of the SARs is calculated during each reporting period and estimated using the Black-Scholes option pricing model based on the various inputs discussed below. The Company’s SARs, which vest over a period of four years, are accounted for as liability awards since they will be settled in cash. The Company has a liability, which is included in accrued salaries and wages within the condensed consolidated balance sheets, associated with its SARs of $11.3 million and $11.4 million at March 31, 2014 and December 31, 2013, respectively.

In connection with the Spin-Off of GLPI, the Company’s employee stock options and SARs were converted into two awards, an award in Penn with an adjusted exercise price and an award in GLPI. The number of options and SARs and the exercise price of each converted award was adjusted to preserve the same intrinsic value of the awards that existed immediately prior to the Spin-Off. As such, no incremental compensation expense was recorded as a result of this conversion. In addition, holders of outstanding restricted stock awards and PSUs received an additional share of restricted stock or PSUs in GLPI common stock at the Spin-Off so that the intrinsic value of these awards were equivalent to those that existed immediately prior to the Spin-Off. The unrecognized compensation costs associated with GLPI restricted stock awards, GLPI PSUs, GLPI stock options and GLPI SARs held by Penn employees will continue to be recognized on the Company’s financial statements over the awards remaining vesting periods.

Stock-based compensation expense for the three months ended March 31, 2014 was $2.6 million, as compared to $6.3 million for the three months ended March 31, 2013, primarily due to the fact that certain members of Penn’s executive management team transferred their employment to GLPI following the Spin-Off.

For PSUs held by Penn employees, there was $15.7 million of total unrecognized compensation cost at March 31, 2014 that will be recognized over the grants remaining weighted average vesting period of 2.81 years. For the three months ended March 31, 2014, the Company recognized $1.4 million of compensation expense associated with these awards, as compared to $2.8 million for the three months ended March 31, 2013. Amounts paid by the Company for the three months ended March 31, 2014 and 2013 on these cash-settled awards totaled $5.5 million and $3.6 million, respectively.

For SARs held by Penn employees, there was $11.9 million of total unrecognized compensation cost at March 31, 2014 that will be recognized over the awards remaining weighted average vesting period of 2.62 years. For the three months ended March 31, 2014, the Company recognized $0.3 million of compensation expense associated with these awards, as compared to $2.8 million for the three months ended March 31, 2013. Amounts paid by the Company for the three months ended March 31, 2014 and 2013 on these cash-settled awards totaled $0.5 million and $0.7 million, respectively.

The following are the weighted-average assumptions used in the Black-Scholes option-pricing model at March 31, 2014 and 2013:

	2014	2013

Risk-free interest rate	1.68%	1.08%
Expected volatility	44.80%	46.27%
Dividend yield	—	—
Weighted-average expected life (years)	5.45	6.57

Segment Information

The Company’s Chief Executive Officer, who is the Company’s Chief Operating Decision Maker as that term is defined in ASC 280, “Segment Reporting” (“ASC 280”), measures and assesses the Company’s business performance based on regional operations of various properties grouped together based primarily on their geographic locations. In January 2014, the Company named Jay Snowden as its Chief Operating Officer and the Company decided in connection with this announcement to re-align its reporting structure. Starting in January 2014, the Company’s reportable segments are: (i) East/Midwest, (ii) West, and (iii) Southern Plains.

The East/Midwest reportable segment consists of the following properties: Hollywood Casino at Charles Town Races, Hollywood Casino Bangor, Hollywood Casino at Penn National Race Course, Hollywood Casino Lawrenceburg, Hollywood Casino Toledo and Hollywood Casino Columbus. It also includes the Company’s Casino Rama management service contract and the Mahoning Valley and Dayton Raceway projects in Ohio, which the Company anticipates completing in the fall of 2014, as well as the Plainville project in Massachusetts which the Company expects to open in the second quarter of 2015. It also previously included Hollywood Casino Perryville, which was contributed to GLPI on November 1, 2013.

The West reportable segment consists of the following properties: Zia Park Casino and the M Resort, as well as the Jamul development project, which the Company anticipates completing in early 2016.

The Southern Plains reportable segment consists of the following properties: Hollywood Casino Aurora, Hollywood Casino Joliet, Argosy Casino Alton, Argosy Casino Riverside, Argosy Casino Sioux City, Hollywood Casino Tunica, Hollywood Casino Bay St. Louis, Boomtown Biloxi, and Hollywood Casino St. Louis, and includes the Company’s 50% investment in Kansas Entertainment, LLC, which owns the Hollywood Casino at Kansas Speedway. It also previously included Hollywood Casino Baton Rouge, which was contributed to GLPI on November 1, 2013.

The Other category consists of the Company’s standalone racing operations, namely Beulah Park, Raceway Park, Rosecroft Raceway, Sanford-Orlando Kennel Club, and the Company’s joint venture interests in Sam Houston Race Park, Valley Race Park and Freehold Raceway. It also previously included the Company’s Bullwhackers property, which was sold in July 2013. If the Company is successful in obtaining gaming operations at these locations, they would be assigned to one of the Company’s reportable segments. The Other category also includes the Company’s corporate overhead operations which does not meet the definition of an operating segment under ASC 280.

The prior year amounts were reclassified to conform to the Company’s new reporting structure in accordance with ASC 280.  See Note 8 for further information with respect to the Company’s segments.

Other Comprehensive Income

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

	Foreign Currency	Available for sale securities	Total

Other comprehensive income (loss):
Balance at December 31, 2012	$1,628	$1,394	$3,022
Foreign currency translation adjustment	(391)	—	(391)
Unrealized holding losses on corporate debt securities	—	(99)	(99)
Ending balance at March 31, 2013	$1,237	$1,295	$2,532

Balance at December 31, 2013	$383	$—	$383
Foreign currency translation adjustment	(700)	—	(700)
Ending balance at March 31, 2014	$(317)	$—	$(317)

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

Long-term Debt

The fair value of the Company’s Term Loan B component of its senior secured credit facility and senior unsecured notes is estimated based on quoted prices in active markets and as such is a Level 1 measurement. The fair value of the remainder of the Company’s senior secured credit facility approximates its carrying value as it is variable rate debt and as such is a Level 2 measurement.

The estimated fair values of the Company’s financial instruments are as follows (in thousands):

	March 31, 2014		December 31, 2013
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	$287,695	$287,695	$292,995	$292,995
Financial liabilities:
Long-term debt
Senior secured credit facility	741,944	742,502	748,777	748,150
Senior unsecured notes	300,000	294,000	300,000	297,000

4.  Acquisitions

In September 2013, the Company entered into an option and purchase agreement to purchase Plainridge Racecourse in Massachusetts.  The Company subsequently began to operate Plainridge Racecourse effective January 1, 2014 pursuant to a temporary operations agreement. On February 28, 2014, the Massachusetts Gaming Commission awarded the Company a Category Two slots-only gaming license, and in early March 2014, the Company exercised its option to purchase the Plainridge Racecourse. This acquisition reflects the continuing efforts of the Company to expand its gaming operations through the development of new gaming properties. The fixed portion of the purchase price was paid on April 11, 2014 and as such has been recorded within other current liabilities on the condensed consolidated balance sheet at March 31, 2014.  The option and purchase agreement also contained contingent purchase price consideration that is calculated based on the projected earnings of the gaming operations over the first ten years of operations.  The fair value of this liability was determined to be $18.5 million based on an income approach from the Company’s internal earning projections and was discounted at a rate consistent with the risk a third party market participant would require holding the identical instrument as an asset. This liability is included in long-term debt on the condensed consolidated balance sheet at March 31, 2014.  The preliminary purchase price allocation resulted in an increase in land and buildings of $57.9 million and $3.0 million of goodwill.

Plainridge Park Casino is anticipated to be a $225 million (inclusive of licensing fees) fully integrated racing and gaming operation and will include a fully integrated 106,000 square foot racing and gaming facility featuring live harness racing and simulcasting with 1,250 slot machines, various dining options, structured and surface parking, a 26,000 square foot grandstand, and a 13,000 square foot clubhouse. On March 14, 2014, the Company broke ground on the facility, and on March 28, 2014, paid the $25 million gaming license fee associated with the facility.

5.  Property and Equipment

Property and equipment, net, consists of the following:

	March 31,	December 31,
	2014	2013
	(in thousands)

Land and improvements	$42,345	$14,714
Building and improvements	188,669	156,443
Furniture, fixtures, and equipment	1,196,241	1,190,252
Leasehold improvements	35,296	24,301
Construction in progress	36,635	25,389
Total property and equipment	1,499,186	1,411,099
Less accumulated depreciation	(948,759)	(913,642)
Property and equipment, net	$550,427	$497,457

Property and equipment, net increased by $53.0 million for the three months ended March 31, 2014 primarily due to the acquisition of Plainridge Racecourse (see Note 4) and normal capital maintenance expenditures for the three months ended March 31, 2014, partially offset by depreciation expense for the three months ended March 31, 2014.

Depreciation expense, for property and equipment, totaled $42.0 million for the three months ended March 31, 2014, as compared to $76.2 million for the three months ended March 31, 2013.  Interest capitalized in connection with major construction projects was $0.1 million for the three months ended March 31, 2014 and 2013.  Depreciation expense decreased by $34.2 million for the three months ended March 31, 2014, as compared to the corresponding period in the prior year, primarily due to the contribution of real estate assets to GLPI on November 1, 2013.

6.  Long-term Debt

Long-term debt, net of current maturities, is as follows:

	March 31,	December 31,
	2014	2013
	(in thousands)

Senior secured credit facility	$743,125	$750,000
$300 million 5.875% senior unsecured notes due November 1, 2021	300,000	300,000
Other long term obligations	18,500	—
Capital leases	1,991	2,015
	1,063,616	1,052,015
Less current maturities of long-term debt	(27,600)	(27,598)
Less discount on senior secured credit facility Term Loan B	(1,181)	(1,223)
	$1,034,835	$1,023,194

The following is a schedule of future minimum repayments of long-term debt as of March 31, 2014 (in thousands):

Within one year	$27,600
1-3 years	73,973
3-5 years	405,260
Over 5 years	556,783
Total minimum payments	$1,063,616

Senior Secured Credit Facility

On October 30, 2013, the Company entered into a new senior secured credit facility. The new senior secured credit facility consists of a five year $500 million revolver, a five year $500 million Term Loan A facility, and a seven year $250 million Term Loan B facility. The Company’s senior secured credit facility had a gross outstanding balance of $743.1 million at March 31, 2014, consisting of a $493.8 million Term Loan A facility and a $249.3 million Term Loan B facility. This compares with a $750 million gross outstanding balance at December 31, 2013 which consisted of a $500 million Term Loan A facility and a $250 million Term Loan B facility.  No balances were outstanding on the revolving credit facility at March 31, 2014 and December 31, 2013. Additionally, at March 31, 2014 and December 31, 2013, the Company was contingently obligated under letters of credit issued pursuant to the senior secured credit facility with face amounts aggregating $22.1 million, resulting in $477.9 million of available borrowing capacity as of March 31, 2014 and December 31, 2013 under the revolving credit facility.

Other Long Term obligations

Other long term obligations represent contingent purchase price consideration related to the purchase of Plainridge Racecourse.  This obligation is measured at its estimated fair value that will be paid over a ten year time period based on the annual earnings of the facility’s operations.  At each reporting period, the Company will assess the fair value of this obligation and changes in its value will be recorded in earnings.

Covenants

The Company’s senior secured credit facility and $300 million 5.875% senior unsecured notes require it, among other obligations, to maintain specified financial ratios and to satisfy certain financial tests, including fixed charge coverage, interest coverage, senior leverage and total leverage ratios. In addition, the Company’s senior secured credit facility and $300 million 5.875% senior unsecured notes restrict, among other things, its ability to incur additional indebtedness, incur guarantee obligations, amend debt instruments, pay dividends, create liens on assets, make investments, engage in mergers or consolidations, and otherwise restrict corporate activities.

At March 31, 2014, the Company was in compliance with all required covenants.

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

Gaming licenses in Iowa are typically issued jointly to a gaming operator and a local charitable organization known as a QSO. The agreement between the Company’s gaming operator subsidiary in Iowa, Belle of Sioux City, L.P. (“Belle”), and its QSO, Missouri River Historical Development, Inc. (“MRHD”), expired in early July 2012. On July 12, 2012, when presented with an extension of the Company’s QSO/operating agreement for the Sioux City facility through March 2015, the Iowa Racing and Gaming

Commission (“IRGC”) failed to approve the extension and urged a shorter extension. In mid-August 2012, MRHD offered a revised contract to the Company that would require a yearly renewal from the IRGC and stated that MRHD would be able to continue searching for an operator for a new land-based casino. The Company rejected this contract offer and, at the August 23, 2012 IRGC meeting, urged the IRGC to reconsider the original extension agreement through March 2015. The IRGC did not act on this request and concluded that the casino could continue to operate without an effective operating agreement. The IRGC also announced at the July 12, 2012 meeting the schedule for requests for proposals for a new land-based Woodbury County casino. The Company submitted two proposals for a new gaming and entertainment destination in Woodbury County for the IRGC’s consideration. On April 18, 2013, the IRGC awarded the license to another gaming operator. In August 2013, the IRGC formally denied the Company’s application for a renewal of its state license; however, the IRGC affirmed its intention to permit the Company to continue operations at its Sioux City facility until such time as the new casino opens to the public, but not beyond. The Belle has filed four petitions challenging the IRGC’s actions, namely its refusing to consider the Belle’s request to replace MRHD with another non-profit partner and opening up the gaming license to bidding for a land-based casino, its failure to approve the 2015 extension agreement and any extension, its announcing a process would be instituted to deny the Belle’s license and continued operation, and its selection of another gaming operator to replace the Argosy Casino Sioux City. The four separate petitions, filed on July 6, 2012, August 10, 2012, September 21, 2012 and May 17, 2013, are pending in the Iowa District Court in Polk County, Iowa and have now been consolidated into one proceeding to be tried later this year. The Company contends that the IRGC violated the Belle’s constitutional rights, Iowa State law, and its own rules and regulations in the actions the IRGC has taken against the Belle and its license.

In August 2013, the IRGC formally took action to deny renewal of the Belle’s gaming license. On September 26, 2013, the Belle requested an administrative proceeding to contest the IRGC’s decision not to renew the Belle’s license. This contested case proceeding was heard by the IRGC in March 2014. The IRGC ruled in April 2014 that the Argosy Casino Sioux City must cease operations by July 1, 2014.  On April 23, 2014, the Company filed a motion for the IRGC to reconsider its ruling and is exploring all other available legal options to change this outcome.

In a separate proceeding, the Belle has filed suit against MRHD for breach of contract, seeking to enjoin MRHD from disavowing the 2015 extension agreement it signed and seeking to enforce the exclusivity obligations in the agreement. A request for a preliminary injunction was denied on October 29, 2012. A trial date has not been set.

8.  Segment Information

The following tables present certain information with respect to the Company’s segments. Intersegment revenues between the Company’s segments were not material in any of the periods presented below.

	East/Midwest	West	Southern Plains	Other	Total
	(in thousands)
Three months ended March 31, 2014
Net revenues	$349,449	$60,920	$223,757	$6,954	$641,080
Income (loss) from operations	9,602	8,057	21,227	(20,835)	18,051
Depreciation and amortization	26,823	1,549	17,251	1,743	47,366
Income from unconsolidated affiliates	—	—	2,452	31	2,483
Capital expenditures	10,110	6,430	19,343	1,158	37,041

Three months ended March 31, 2013
Net revenues	458,548	62,152	268,344	9,202	798,246
Income (loss) from operations	105,827	12,047	52,038	(36,597)	133,315
Depreciation and amortization	41,689	3,305	27,984	4,093	77,071
Income (loss) from unconsolidated affiliates	—	—	1,737	(16)	1,721
Capital expenditures	37,071	1,527	21,330	2,775	62,703

Balance sheet at March 31, 2014
Total assets	650,080	222,695	944,644	436,021	2,253,440
Investment in and advances to unconsolidated affiliates	79	—	124,701	65,532	190,312
Goodwill and other intangible assets, net	148,452	146,012	559,763	19,550	873,777

Balance sheet at December 31, 2013
Total assets	590,606	212,098	945,472	435,815	2,183,991
Investment in and advances to unconsolidated affiliates	79	—	127,749	65,503	193,331
Goodwill and other intangible assets, net	120,458	146,012	566,016	19,560	852,046

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our Operations

We are a leading, diversified, multi-jurisdictional owner and manager of gaming and pari-mutuel properties. As of March 31, 2014, we owned, managed, or had ownership interests in twenty-seven facilities in the following eighteen jurisdictions: Florida, Illinois, Indiana, Iowa, Kansas, Maine, Maryland, Massachusetts, Mississippi, Missouri, Nevada, New Jersey, New Mexico, Ohio, Pennsylvania, Texas, West Virginia, and Ontario. We believe that our portfolio of assets provides us with geographically diversified cash flow from operations.

We have made significant acquisitions in the past, and expect to continue to pursue additional acquisition and development opportunities in the future. In 1997, we began our transition from a pari-mutuel company to a diversified gaming company with the acquisition of the Charles Town property and the introduction of video lottery terminals in West Virginia. Since 1997, we have continued to expand our gaming operations through strategic acquisitions, greenfield projects, and property expansions. We are in the process of constructing two facilities in Dayton and Austintown, Ohio that will feature approximately 1,000 and 850 video lottery terminals, respectively, as well as various restaurants, bars, and other amenities. We expect to open these facilities in the fall of 2014.  In addition, we are in the process of constructing an integrated racing and gaming facility in Plainville, Massachusetts, which we expect to open in the second quarter of 2015, as well as the Jamul development project, which the Company anticipates completing in early 2016.

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

Our properties generate significant operating cash flow, since most of our revenue is cash-based from slot machines, table games, and pari-mutuel wagering. Our business is capital intensive, and we rely on cash flow from our properties to generate operating cash to pay rent to GLPI under the Master Lease, repay debt, fund capital maintenance expenditures, fund new capital projects at existing properties and provide excess cash for future development and acquisitions.

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

Spin-Off of Real Estate Assets through a Real Estate Investment Trust

On November 1, 2013, we completed our plan to separate our gaming operating assets from our real property assets by creating a newly formed, publicly traded real estate investment trust (“REIT”), known as Gaming and Leisure Properties, Inc. (“GLPI”), through a tax free spin-off (the “Spin-Off”). Penn effected the Spin-Off by distributing one share of common stock of GLPI to the holders of Penn common stock and Series C Convertible Preferred Stock for every share of Penn common stock and every 1/1000th of a share of Series C Preferred Stock that they held at the close of business on October 16, 2013, the record date for the Spin-Off, through a series of internal corporate restructurings Penn contributed to GLPI substantially all of the assets and liabilities associated with Penn’s real property interests and real estate development business, as well as all of the assets and liabilities of Hollywood Casino Baton Rouge and Hollywood Casino Perryville, which are referred to as the “TRS Properties.” As a result of the Spin-Off, GLPI owns substantially all of Penn’s former real property assets and leases back those assets (other than the TRS Properties) to Penn for use by its subsidiaries, under a “triple net” master lease agreement (the “Master Lease”) (which has a 15 year initial term that can be extended at Penn’s option for up to four five-year renewal terms), as well as owns and operates the TRS Properties. Penn continues to operate the leased gaming facilities and hold the associated gaming licenses with these facilities.

Segment Information

The Company’s Chief Executive Officer, who is the Company’s Chief Operating Decision Maker as that term is defined in ASC 280, “Segment Reporting” (“ASC 280”), measures and assesses the Company’s business performance based on regional operations of various properties grouped together based primarily on their geographic locations. In January 2014, the Company named Jay Snowden as its Chief Operating Officer and the Company decided in connection with this announcement to re-align its reporting structure. Starting in January 2014, the Company’s reportable segments are: (i) East/Midwest, (ii) West, and (iii) Southern Plains. The prior year amounts were reclassified to conform to the Company’s new reporting structure in accordance with ASC 280.

The East/Midwest reportable segment consists of the following properties: Hollywood Casino at Charles Town Races, Hollywood Casino Bangor, Hollywood Casino at Penn National Race Course, Hollywood Casino Lawrenceburg, Hollywood Casino Toledo and Hollywood Casino Columbus. It also includes the Company’s Casino Rama management service contract and the Mahoning Valley and Dayton Raceway projects in Ohio, which the Company anticipates completing in the fall of 2014, as well as the Plainville project in Massachusetts, which we expect to open in the second quarter of 2015. It also previously included Hollywood Casino Perryville, which was contributed to GLPI on November 1, 2013.

The West reportable segment consists of the following properties: Zia Park Casino and the M Resort, as well as the Jamul development project, which we anticipate completing in early 2016.

The Southern Plains reportable segment consists of the following properties: Hollywood Casino Aurora, Hollywood Casino Joliet, Argosy Casino Alton, Argosy Casino Riverside, Argosy Casino Sioux City, Hollywood Casino Tunica, Hollywood Casino Bay St. Louis, Boomtown Biloxi, and Hollywood Casino St. Louis, and includes our 50% investment in Kansas Entertainment, LLC, which owns the Hollywood Casino at Kansas Speedway. It also previously included Hollywood Casino Baton Rouge, which was contributed to GLPI on November 1, 2013

The Other category consists of the Company’s standalone racing operations, namely Beulah Park, Raceway Park, Rosecroft Raceway, Sanford-Orlando Kennel Club, and our joint venture interests in Sam Houston Race Park, Valley Race Park and Freehold Raceway. It also previously included the Company’s Bullwhackers property which was sold in July 2013. If the Company is successful in obtaining gaming operations at these locations, they would be assigned to one of the Company’s reportable segments. The Other category also includes the Company’s corporate overhead operations which does not meet the definition of an operating segment under ASC 280.

Executive Summary

Continued sluggish economic conditions and the expansion of newly constructed gaming facilities continue to impact the overall domestic gaming industry as well as our operating results. We believe that current economic conditions, including, but not limited to, a weak economic recovery, low levels of consumer confidence, and higher taxes paid by individuals, have resulted in reduced levels of discretionary consumer spending compared to historical levels. Additionally, the expansion of newly constructed gaming facilities has increased competition in many of our regional markets (including some of our larger facilities).

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

Financial Highlights:

We reported net revenues and income from operations of $641.1 million and $18.1 million, respectively, for the three months ended March 31, 2014, compared to $798.2 million and $133.3 million, respectively, for the corresponding period in the prior year. The major factors affecting our results for the three months ended March 31, 2014, as compared to the three months ended March 31, 2013, were:

•                  Rental expense for real property assets leased from GLPI of $104.3 million for the three months ended March 31, 2014.

•                  New competition in our East/Midwest segment for Hollywood Casino Lawrenceburg, namely the March 4, 2013 opening of a casino in Cincinnati, Ohio, as well as the opening of a racino at Lebanon Raceway in mid-December 2013.

•                  The continued impact of the opening of a casino complex at the Arundel Mills mall in Maryland in 2012, which added table games in April 2013 and a 52 table poker room in late August 2013, which has negatively impacted Hollywood Casino at Charles Town Races in our East/Midwest segment.

•                  Contribution of Hollywood Casino Perryville and Hollywood Casino Baton Rouge to GLPI on November 1, 2013.

•                  Adverse weather conditions in the first quarter of 2014 compared to the prior year at the majority of our properties in our East/Midwest segment and Southern Plains segment.

•                  Lower general and administrative expenses for Other of $13.3 million for the three months ended March 31, 2014, compared to the corresponding period in the prior year, primarily due to lower liability-based stock compensation charges of $4.0 million and lower stock-based compensation costs of $3.7 million primarily due to the fact that certain members of Penn’s executive management team transferred their employment to GLPI following the Spin-Off, lower Spin-Off transaction costs and development costs of $3.5 million, and a reduction in various other items due to cost containment measures.

•                  Decreased depreciation and amortization expense of $29.7 million for the three months ended March 31, 2014, as compared to the three months ended March 31, 2013, primarily due to the contribution of real estate assets to GLPI on November 1, 2013.

•                  Net income decreased by $60.7 million for the three months ended March 31, 2014, as compared to the three months ended March 31, 2013, primarily due to the variances explained above, as well as decreased interest expense primarily due to our lower levels of indebtedness subsequent to the Spin-Off, and decreased income taxes.

Segment Developments:

The following are recent developments that have had or will have an impact on us by segment:

East/Midwest

•                  In June 2012, we announced that we had filed applications with the Ohio Lottery Commission for Video Lottery Sales Agent Licenses for our Ohio racetracks, and with the Ohio State Racing Commission for permission to relocate the racetracks. The new Austintown facility, which will be a thoroughbred track and feature approximately 850 video lottery terminals, will be located on 193 acres in Austintown’s Centrepointe Business Park near the intersection of Interstate 80 and Ohio Route 46. The Dayton facility, which will be a standardbred track and feature approximately 1,000 video lottery terminals, will be located on 119 acres on the site of an abandoned Delphi Automotive plant near Wagner Ford and Needmore roads in North Dayton. On May 1, 2013, the Company received approval from the Ohio Racing Commission for our relocation plans for each new racetrack and video lottery terminal facility and expects to open both in the fall of 2014. The opening of our Dayton facility may have an adverse impact on our Hollywood Casino Columbus facility. See the section entitled “Liquidity and Capital Resources—Capital Expenditures” below for further details.

•                  On October 21, 2011, the Ohio Roundtable filed a complaint in the Court of Common Pleas in Franklin County, Ohio against a number of defendants, including the Governor, the Ohio Lottery Commission and the Ohio Casino Control Commission. The complaint alleges a variety of substantive and procedural defects relative to the approval and implementation of video lottery terminals as well as several counts dealing with the taxation of standalone casinos. As intervenors, we, along with the other two casinos in Ohio, filed motions for judgment on the pleadings to supplement the position of the Racing Commission. In May 2012, the complaint was dismissed, and in March 2013, the Ohio appeals court upheld the ruling. On April 30, 2013, plaintiffs requested the Ohio Supreme Court to hear an appeal of the decision, and the Ohio Supreme Court elected to accept the appeal; however, the court has stayed the appeal until it first rules in another matter with related issues. Oral arguments in the other matter were heard on November 6, 2013 but a decision has not yet been issued. In addition, the Ohio Racing Commission’s decision to permit Raceway Park to relocate its Toledo racetrack to Dayton has been challenged in the Franklin County Court of Common Pleas by Lebanon Trotting Club, Inc., the prior owner of a neighboring racetrack. The Ohio Racing Commission and Raceway Park have filed briefs requesting the Franklin County Court to uphold the Ohio Racing Commission’s decision.

•                 On March 4, 2013, a new casino in Cincinnati, Ohio opened, which has had and will continue to have a negative impact on Hollywood Casino Lawrenceburg’s financial results. Additionally, a racino at Lebanon Raceway opened in mid-December 2013, which has had and will continue to have an adverse impact on Hollywood Casino Lawrenceburg and Hollywood Casino Columbus. Furthermore, a racino at River Downs is expected to open in May 2014. We anticipate the opening of this racino will have a further adverse impact on Hollywood Casino Lawrenceburg.

•                  Hollywood Casino at Charles Town Races faced increased competition and their results have been negatively impacted by the opening of a casino complex, Maryland Live!, at the Arundel Mills mall in Anne Arundel, Maryland. The casino opened on June 6, 2012 with approximately 3,200 slot machines and significantly increased its slot machine offerings by mid-September 2012 to approximately 4,750 slot machines. In addition, the Anne Arundel facility opened table games on April 11, 2013 and opened a 52 table poker room in late August 2013. Additionally, the potential September 2014 opening of a $400 million casino in Baltimore City County, Maryland will also negatively impact our operations at Charles Town and, to a lesser extent, Hollywood Casino at Penn National Race Course.

•                  On February 28, 2014, the Massachusetts Gaming Commission awarded the Company a Category Two slots-only gaming license for its planned $225 million (including licensing fees) Plainridge Park Casino in Plainville, Massachusetts.  On March 14, 2014, the Company broke ground on the 106,000 square foot facility, which will feature live harness racing and simulcasting, along with 1,250 slot machines, various dining options, structured and surface parking, a 26,000 square foot grandstand, and a 13,000 square foot clubhouse.  We expect Plainridge Park Casino to open in the second quarter of 2015.

West

•                  On April 5, 2013, we announced that, subject to final National Indian Gaming Commission approval, we and the Jamul Indian Village (the “Jamul Tribe”) had entered into definitive agreements (including management, development, branding and lending arrangements), to jointly develop a Hollywood Casino-branded casino and resort on the Jamul Tribe’s trust land in San Diego County, California. The proposed facility is located approximately 20 miles east of downtown San Diego. The proposed $360 million development project will include a three-story gaming and entertainment facility of approximately 200,000 square feet featuring over 1,700 slot machines, 50 live table games, including poker, multiple restaurants, bars and lounges and a partially enclosed parking structure with over 1,900 spaces. In mid-January 2014, we announced the commencement of construction activities at the site and it is anticipated that the facility will open in early 2016. We may, under certain circumstances, provide backstop financing to the Jamul Tribe in connection with the project and, upon opening, we will manage the casino and resort.

Southern Plains

•                  As discussed in Note 7 to the condensed consolidated financial statements, the Iowa Racing and Gaming Commission (the “IRGC”) ruled in April 2014 that the Argosy Casino Sioux City must cease operations by July 1, 2014. On April 23, 2014, the Company filed a motion for the IRGC to reconsider its ruling and is exploring all other available legal options to change this outcome.

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

For further information on our critical accounting estimates, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the notes to our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2013. There has been no material change to these estimates for the three months ended March 31, 2014.

Results of Operations

The following are the most important factors and trends that contribute to our operating performance:

•                  The fact that most of our properties operate in mature competitive markets. As a result, we expect a majority of our future growth to come from prudent acquisitions of gaming properties (such as our acquisition of Harrah’s St. Louis gaming and lodging facility from Caesars Entertainment on November 2, 2012), jurisdictional expansions (such as our planned second quarter 2015 opening of a slots-only gaming facility in Massachusetts, the May 2012 opening of Hollywood Casino Toledo, the October 2012 opening of Hollywood Casino Columbus, and the opening of video lottery terminal facilities at two racetracks in Ohio which are expected to commence operations in the fall of 2014), expansions of gaming in existing jurisdictions (such as the introduction of table games in July 2010 at Hollywood Casino at Charles Town Races and Hollywood Casino at Penn National Race Course, and at Hollywood Casino Bangor in March 2012) and expansions/improvements of existing properties.

•                  The fact that a number of states (such as New York) are currently considering or implementing legislation to legalize or expand gaming. Such legislation presents both potential opportunities to establish new properties (for example, in Massachusetts, where we were awarded the slots-only gaming license on February 28, 2014, in Kansas, where we opened a casino through a joint venture in February 2012, and in Ohio, where we opened a casino in Toledo in May 2012 and in Columbus in October 2012 and are opening video lottery terminal facilities at two racetracks in Ohio expected to commence operations in the fall of 2014) and increased competitive threats to business at our existing properties (such as the introduction/expansion of commercial casinos in Kansas, Maryland, Ohio, and potentially Kentucky, Nebraska and Illinois, and the introduction of tavern licenses in several states).

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

The consolidated results of operations for the three months ended March 31, 2014 and 2013 are summarized below:

	Three Months Ended March 31,
	2014	2013
	(in thousands)
Revenues:
Gaming	$570,683	$717,925
Food, beverage and other	104,870	121,860
Management service fee	2,458	3,047
Revenues	678,011	842,832
Less promotional allowances	(36,931)	(44,586)
Net revenues	641,080	798,246

Operating expenses:
Gaming	286,077	362,018
Food, beverage and other	77,538	90,265
General and administrative	107,739	135,577
Rental expense related to the Master Lease	104,309	—
Depreciation and amortization	47,366	77,071
Total operating expenses	623,029	664,931
Income from operations	$18,051	$133,315

Certain information regarding our results of operations by segment for the three months ended March 31, 2014 and 2013 is summarized below:

	Net Revenues		Income (loss) from Operations
Three Months Ended March 31,	2014	2013	2014	2013
	(in thousands)
East/Midwest	$349,449	$458,548	$9,602	$105,827
West	60,920	62,152	8,057	12,047
Southern Plains	223,757	268,344	21,227	52,038
Other	6,954	9,202	(20,835)	(36,597)
Total	$641,080	$798,246	$18,051	$133,315

Adjusted EBITDA and adjusted EBITDAR

Adjusted EBITDA and adjusted EBITDAR are used by management as the primary measure of the Company’s operating performance. We define adjusted EBITDA as earnings before interest, taxes, stock compensation, debt extinguishment charges, impairment charges, insurance recoveries and deductible charges, depreciation and amortization, gain or loss on disposal of assets, and other income or expenses, and inclusive of gain or loss from unconsolidated affiliates. Adjusted EBITDAR is adjusted EBITDA excluding rent expense associated with our Master Lease agreement with GLPI. Adjusted EBITDA and adjusted EBITDAR have economic substance because they are used by management as a performance measure to analyze the performance of our business, and are especially relevant in evaluating large, long-lived casino projects because they provide a perspective on the current effects of operating decisions separated from the substantial non-operational depreciation charges and financing costs of such projects. We also present adjusted EBITDA and adjusted EBITDAR because they are used by some investors and creditors as an indicator of the strength and performance of ongoing business operations, including our ability to service debt, fund capital expenditures, acquisitions and operations. These calculations are commonly used as a basis for investors, analysts and credit rating agencies to evaluate and compare operating performance and value companies within our industry. In addition, gaming companies have historically reported adjusted EBITDA as a supplement to financial measures in accordance with generally accepted accounting principles (“GAAP”). In order to view the operations of their casinos on a more stand-alone basis, gaming companies, including us, have historically excluded from their adjusted EBITDA calculations certain corporate expenses that do not relate to the management of specific casino properties. However, adjusted EBITDA and adjusted EBITDAR are not a measure of performance or liquidity calculated in accordance with GAAP. Adjusted EBITDA and adjusted EBITDAR information is presented as a supplemental disclosure, as management believes that it is a widely used measure of performance in the gaming industry, is the principal basis for the valuation of gaming companies, and that it is considered by many to be a better indicator of the Company’s operating results than net income (loss) per GAAP. Management uses adjusted EBITDA and adjusted EBITDAR as the primary measures of the operating performance of its segments, including the evaluation of operating personnel. Adjusted EBITDA and adjusted EBITDAR should not be construed as alternatives to operating income, as indicators of the Company’s operating performance, as alternatives to cash flows from operating activities, as measures of liquidity, or as any other measures of performance determined in accordance with GAAP. The Company has significant uses of cash flows, including capital expenditures, interest payments, taxes and debt principal repayments, which are not reflected in adjusted EBITDA and adjusted EBITDAR. It should also be noted that other gaming companies that report adjusted EBITDA information may calculate adjusted EBITDA in a different manner than the Company and therefore, comparability may be limited.

A reconciliation of the Company’s net income (loss) per GAAP to adjusted EBITDA and adjusted EBITDAR, as well as the Company’s income (loss) from operations per GAAP to adjusted EBITDA and adjusted EBITDAR, is included below. Additionally, a reconciliation of each segment’s income (loss) from operations to adjusted EBITDA and adjusted EBITDAR is also included below. On a segment level, income (loss) from operations per GAAP, rather than net income (loss) per GAAP, is reconciled to adjusted EBITDA and adjusted EBITDAR due to, among other things, the impracticability of allocating interest expense, interest income, income taxes and certain other items to the Company’s segments on a segment by segment basis. Management believes that this presentation is more meaningful to investors in evaluating the performance of the Company’s segments and is consistent with the reporting of other gaming companies.

The reconciliation of the Company’s income (loss) from operations per GAAP to adjusted EBITDA and adjusted EBITDAR, as well as the Company’s net income (loss) per GAAP to adjusted EBITDA and adjusted EBITDAR, for the three months ended March 31, 2014 and 2013 was as follows (in thousands):

	Three Months Ended
	March 31,
	2014	2013
Net income	$4,537	$65,271
Income tax provision	6,800	42,767
Other	(1,631)	(664)
Income from unconsolidated affiliates	(2,483)	(1,721)
Interest income	(467)	(262)
Interest expense	11,295	27,924
Income from operations	$18,051	$133,315
(Gain) loss on disposal of assets	(49)	2,390
Charge for stock compensation	2,579	6,251
Depreciation and amortization	47,366	77,071
Income from unconsolidated affiliates	2,483	1,721
Adjusted EBITDA	70,430	220,748
Rental expense related to Master Lease	104,309	—
Adjusted EBITDAR	$174,739	$220,748

The reconciliation of each segment’s income (loss) from operations to adjusted EBITDA and adjusted EBITDAR for the three months ended March 31, 2014 and 2013 were as follows (in thousands):

Three months ended March 31, 2014	East/Midwest	West	Southern Plains	Other	Total
Income (loss) from operations	$9,602	$8,057	$21,227	$(20,835)	$18,051
Charge for stock compensation	—	—	—	2,579	2,579
Depreciation and amortization	26,823	1,549	17,251	1,743	47,366
(Gain) loss on disposal of assets	(87)	66	(22)	(6)	(49)
Income from unconsolidated affiliates	—	—	2,452	31	2,483
Adjusted EBITDA	$36,338	$9,672	$40,908	$(16,488)	$70,430
Rental Expense related to Master Lease	65,312	8,885	30,112	—	104,309
Adjusted EBITDAR	$101,650	$18,557	$71,020	$(16,488)	$174,739

Three months ended March 31, 2013	East/Midwest	West	Southern Plains	Other	Total
Income (loss) from operations	$105,827	$12,047	$52,038	$(36,597)	$133,315
Charge for stock compensation	—	—	—	6,251	6,251
Depreciation and amortization	41,689	3,305	27,984	4,093	77,071
Loss (gain) on disposal of assets	30	2,570	88	(298)	2,390
Income (loss) from unconsolidated affiliates	—	—	1,737	(16)	1,721
Adjusted EBITDA	$147,546	$17,922	$81,847	$(26,567)	$220,748

Adjusted EBITDAR for our East/Midwest segment decreased by $45.9 million, or 31.1%, for the three months ended March 31, 2014, as compared to the three months ended March 31, 2013, primarily due to competition discussed below, which impacted Hollywood Casino at Charles Town Races and Hollywood Casino Lawrenceburg, the contribution of Hollywood Casino Perryville to GLPI on November 1, 2013, which had adjusted EBITDAR of $3.5 million for the prior year’s first quarter, and to a lesser extent, a more severe winter in the first quarter of 2014 compared to the prior year at all of our properties in the East/Midwest segment.

Adjusted EBITDAR for our Southern Plains segment decreased by $10.8 million, or 13.2%, for the three months ended March 31, 2014, as compared to the three months ended March 31, 2013, primarily due to the contribution of Hollywood Casino Baton Rouge to GLPI on November 1, 2013, which had adjusted EBITDAR of $6.9 million for the prior year’s first quarter, and to a lesser extent, a more severe winter in the first quarter of 2014 compared to the prior year and/or general softness in the regional markets in which our Southern Plains properties compete.

Adjusted EBITDAR for Other improved by $10.1 million, or 37.9%, for the three months ended March 31, 2014, as compared to the three months ended March 31, 2013, primarily due to lower liability based stock compensation charges of $4.0 million, lower Spin-Off transaction costs and development costs of $3.5 million, and a reduction in various other items due to cost containment measures, for the three months ended March 31, 2014 compared to the corresponding period in the prior year.

Revenues

Revenues for the three months ended March 31, 2014 and 2013 were as follows (in thousands):

				Percentage
Three Months Ended March 31,	2014	2013	Variance	Variance
Gaming	$570,683	$717,925	$(147,242)	(20.5)%
Food, beverage and other	104,870	121,860	(16,990)	(13.9)%
Management service fee	2,458	3,047	(589)	(19.3)%
Revenues	678,011	842,832	(164,821)	(19.6)%
Less promotional allowances	(36,931)	(44,586)	7,655	17.2%
Net revenues	$641,080	$798,246	$(157,166)	(19.7)%

In our business, revenue is driven by discretionary consumer spending, which has been impacted by weakened general economic conditions such as, but not limited to, high unemployment levels, higher taxes, and increased stock market volatility. The expansion of newly constructed gaming facilities has also increased competition in many regional markets (including at some of our key facilities).

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

Gaming revenue

Gaming revenue decreased by $147.2 million, or 20.5%, for the three months ended March 31, 2014, as compared to the three months ended March 31, 2013, primarily due to the variances explained below.

Gaming revenue for our East/Midwest segment decreased by $100.6 million, or 24.2%, for the three months ended March 31, 2014, as compared to the three months ended March 31, 2013, primarily due to the decreased gaming revenue at Hollywood Casino at

Charles Town Races for $29.9 million primarily due to the continued impact of the opening of a casino complex at the Arundel Mills mall in Maryland in 2012, which added table games in April 2013 and a 52 table poker room in late August 2013, decreased gaming revenue at Hollywood Casino Lawrenceburg for $33.5 million primarily due to new competition, namely a new casino that opened on March 4, 2013 in Cincinnati, Ohio and to a lesser extent the opening of our own Columbus casino and a racino at Lebanon Raceway that opened in mid-December 2013, the contribution of Hollywood Casino Perryville to GLPI on November 1, 2013, which had $20.9 million of gaming revenue in the prior year’s first quarter, and to a lesser extent, a more severe winter in the first quarter of 2014 compared to the prior year at all of our properties in the East/Midwest segment.

Gaming revenue for our Southern Plains segment decreased by $43.7 million, or 17.4%, for the three months ended March 31, 2014, as compared to the three months ended March 31, 2013, primarily due to the contribution of Hollywood Casino Baton Rouge to GLPI on November 1, 2013, which had $20.2 million of gaming revenue in the prior year’s first quarter, and to a lesser extent, a more severe winter in the first quarter of 2014 compared to the prior year and/or general softness in the regional markets in which our Southern Plains properties compete.

Food, beverage and other revenue

Food, beverage and other revenue decreased by $17.0 million, or 13.9%, for the three months ended March 31, 2014, as compared to the three months ended March 31, 2013, primarily due to the variances explained below.

Food, beverage and other revenue for our East/Midwest segment decreased by $9.5 million, or 17.8%, for the three months ended March 31, 2014, as compared to the three months ended March 31, 2013, primarily due to decreased food, beverage and other revenue at Hollywood Casino at Charles Town Races and Hollywood Casino Lawrenceburg due to the competition mentioned above, the impact of adverse weather on racing for Hollywood Casino at Charles Town Races and Hollywood Casino at Penn National Race Course, and the contribution of Hollywood Casino Perryville to GLPI on November 1, 2013, which had $1.1 million of food, beverage and other revenue in the prior year’s first quarter.

Food, beverage and other revenue for our Southern Plains segment decreased by $6.7 million, or 16.1%, for the three months ended March 31, 2014, as compared to the three months ended March 31, 2013, primarily due to decreased food, beverage and other revenue at Hollywood Casino St. Louis primarily due to reduced complimentaries offered to customers, and the contribution of Hollywood Casino Baton Rouge to GLPI on November 1, 2013, which had $2.1 million of food, beverage and other revenue in the prior year’s first quarter.

Promotional allowances

The retail value of accommodations, food and beverage, and other services furnished to guests without charge is included in gross revenues and then deducted as “promotional allowances.”  Our promotional allowance levels are determined based on various factors such as our marketing plans, competitive factors, economic conditions, and regulations.

Promotional allowances decreased by $7.7 million, or 17.2%, for the three months ended March 31, 2014, as compared to the three months ended March 31, 2013, primarily due to decreased promotional allowances at Hollywood Casino St. Louis primarily due to reduced complimentaries offered to customers, and to a lesser extent the contribution of Hollywood Casino Baton Rouge to GLPI on November 1, 2013.

Operating Expenses

Operating expenses for the three months ended March 31, 2014 and 2013 were as follows (in thousands):

				Percentage
Three Months Ended March 31,	2014	2013	Variance	Variance
Gaming	$286,077	$362,018	$(75,941)	(21.0)%
Food, beverage and other	77,538	90,265	(12,727)	(14.1)%
General and administrative	107,739	135,577	(27,838)	(20.5)%
Rental expense related to Master Lease	104,309	—	104,309	N/A
Depreciation and amortization	47,366	77,071	(29,705)	(38.5)%
Total operating expenses	$623,029	$664,931	$(41,902)	(6.3)%

Gaming expense

Gaming expense decreased by $75.9 million, or 21.0%, for the three months ended March 31, 2014, as compared to the three months ended March 31, 2013, primarily due to the variances explained below.

Gaming expense for our East/Midwest segment decreased by $54.2 million, or 23.4%, for the three months ended March 31, 2014, as compared to the three months ended March 31, 2013, primarily due to an overall decrease in gaming taxes resulting from decreased taxable gaming revenue mentioned above at our properties in the East/Midwest segment, in addition to decreased payroll and marketing costs at the majority of our East/Midwest properties, and the contribution of Hollywood Casino Perryville to GLPI on November 1, 2013, which had $15.2 million of gaming expense in the prior year’s first quarter.

Gaming expense for our Southern Plains segment decreased by $19.5 million, or 18.2%, for the three months ended March 31, 2014, as compared to the three months ended March 31, 2013, primarily due to an overall decrease in gaming taxes resulting from decreased taxable gaming revenue mentioned above at our properties in the Southern Plains segment, in addition to decreased payroll and/or marketing costs at the majority of our Southern Plains properties, and the contribution of Hollywood Casino Baton Rouge to GLPI on November 1, 2013, which had $7.9 million of gaming expense in the prior year’s first quarter.

Food, beverage and other expense

Food, beverage and other expense decreased by $12.7 million, or 14.1%, for the three months ended March 31, 2014, as compared to the three months ended March 31, 2013, primarily due to the variances explained below.

Food, beverage and other expense for our Southern Plains segment decreased by $5.7 million, or 17.1%, for the three months ended March 31, 2014, as compared to the three months ended March 31, 2013, primarily due to decreased food, beverage and other expense at Hollywood Casino St. Louis primarily due to lower food and beverage costs as well as payroll costs, and the contribution of Hollywood Casino Baton Rouge to GLPI on November 1, 2013, which had $1.8 million of food, beverage and other expense in the prior year’s first quarter.

Food, beverage and other expense for our East/Midwest segment decreased by $5.5 million, or 14.8%, for the three months ended March 31, 2014, as compared to the three months ended March 31, 2013, primarily due to decreased food, beverage and other expense at Hollywood Casino at Charles Town Races, Hollywood Casino Lawrenceburg and Hollywood Casino at Penn National Race Course primarily due to lower food and beverage costs and payroll costs, as well as reduced purse expense due to adverse weather conditions at Hollywood Casino at Charles Town Races and Hollywood Casino at Penn National Race Course, and the contribution of Hollywood Casino Perryville to GLPI on November 1, 2013, which had $0.9 million of food, beverage and other expense in the prior year’s first quarter.

General and administrative expenses

General and administrative expenses include items such as compliance, facility maintenance, utilities, property and liability insurance, surveillance and security, and certain housekeeping services, as well as all expenses for administrative departments such as accounting, purchasing, human resources, legal and internal audit. General and administrative expenses also include lobbying expenses.

General and administrative expenses decreased by $27.8 million, or 20.5%, for the three months ended March 31, 2014, as compared to the three months ended March 31, 2013, primarily due to the variances explained below.

General and administrative expenses for Other decreased by $13.3 million, or 40.7%, for the three months ended March 31, 2014, as compared to the three months ended March 31, 2013, primarily due to lower liability based stock compensation charges of $4.0 million and lower stock-based compensation costs of $3.7 million primarily due to the fact that certain members of Penn’s executive management team transferred their employment to GLPI following the Spin-Off, lower Spin-Off transaction costs and development costs of $3.5 million, and a reduction in various other items due to cost containment measures.

General and administrative expenses for our Southern Plains segment decreased by $7.9 million, or 16.6%, for the three months ended March 31, 2014, as compared to the three months ended March 31, 2013, primarily due to the contribution of Hollywood Casino Baton Rouge to GLPI on November 1, 2013, which had $4.2 million in the prior year’s first quarter, as well as to a lesser extent, a reduction in expenses for leases assigned to GLPI as part of the Spin-Off, and lower payroll costs at Hollywood Casino Joliet and Argosy Casino Alton for the three months ended March 31, 2014, compared to the corresponding period in the prior year.

General and administrative expenses for our East/Midwest segment decreased by $4.0 million, or 9.1%, for the three months ended March 31, 2014, as compared to the three months ended March 31, 2013, primarily due to the contribution of Hollywood Casino Perryville to GLPI on November 1, 2013, which had $2.1 million in the prior year’s first quarter, and to a lesser extent, lower payroll costs at Hollywood Casino Columbus and Hollywood Casino at Charles Town Races for the three months ended March 31, 2014, compared to the corresponding period in the prior year.

General and administrative expenses for our West segment decreased by $2.6 million, or 23.7%, for the three months ended March 31, 2014, as compared to the three months ended March 31, 2013, primarily due to a $2.7 million loss incurred on the sale of 2 acres of land at the M Resort in the first quarter of 2013.

Rental expense related to the Master Lease

The Company recognized rental expense related to the Master Lease, which totaled $104.3 million for the three months ended March 31, 2014. The Company allocates the rental obligation to the leased properties on a monthly basis based on their proportionate share of the total EBITDAR generated by the leased properties. Additionally, the variable rent component attributable to our Hollywood Casinos in Columbus and Toledo, Ohio (which is reassessed on a monthly basis) are allocated directly to these properties.

Upon the opening of the video lottery terminal facilities at our two racetracks in Ohio, which are expected to commence operations in the fall of 2014, the annual rental expense related to the Master Lease is anticipated to increase by approximately $19 million, which approximates ten percent of the real estate construction costs paid for by GLPI related to these facilities.

Depreciation and amortization expense

Depreciation and amortization expense decreased by $29.7 million, or 38.5%, for the three months ended March 31, 2014, as compared to the three months ended March 31, 2013, primarily due to the contribution of real estate assets to GLPI on November 1, 2013, partially offset by increased amortization at Argosy Casino Sioux City due to the amortization of our gaming license, which began in April 2013 with the awarding of the gaming license to another gaming operator, on a straight line basis through June 2014 (see Note 7 to the condensed consolidated financial statements for further details).

Other income (expenses)

Other income (expenses) for the three months ended March 31, 2014 and 2013 were as follows (in thousands):

				Percentage
Three Months Ended March 31,	2014	2013	Variance	Variance
Interest expense	$(11,295)	$(27,924)	$16,629	59.6%
Interest income	467	262	205	78.2%
Income from unconsolidated affiliates	2,483	1,721	762	44.3%
Other	1,631	664	967	145.6%
Total other expenses	$(6,714)	$(25,277)	$18,563	73.4%

Interest expense

Interest expense decreased by $16.6 million, or 59.6%, for the three months ended March 31, 2014, as compared to the three months ended March 31, 2013, primarily due to our lower levels of indebtedness subsequent to the Spin-Off.

Taxes

Our effective tax rate (income taxes as a percentage of income from operations before income taxes) increased to 60.0% for the three months ended March 31, 2014, as compared to 39.6% for the three months ended March 31, 2013, primarily due to a reduction of pre-tax earnings from the prior year which has magnified the impact of the Company’s unfavorable nondeductible costs such as lobbying expenses coupled with an increase in reserves for unrecognized tax benefits.

Our projected annual effective tax rate can vary from period to period depending on, among other factors, the geographic and business mix of our earnings, the level of our tax credits, and certain discretionary, non-deductible costs such as lobbying expenses.

Certain of these and other factors, including our history of pre-tax earnings, are taken into account in assessing our ability to realize our net deferred tax assets.

Liquidity and Capital Resources

Historically and prospectively, our primary sources of liquidity and capital resources have been and will be cash flow from operations, borrowings from banks and proceeds from the issuance of debt and equity securities.

Net cash provided by operating activities totaled $23.6 million and $133.8 million for the three months ended March 31, 2014 and 2013, respectively.  The decrease in net cash provided by operating activities of $110.2 million for the three months ended March 31, 2014 compared to the corresponding period in the prior year was comprised primarily of a decrease in cash receipts from customers of $155.1 million and rental expense related to the Master Lease of $104.3 million for the three months ended March 31, 2014, all of which were partially offset by a decrease in cash paid to suppliers and vendors of $106.1 million, cash paid to employees of $27.1 million, interest payments of $25.4 million, and income tax payments of $0.8 million, as well as an increase in receipt of cash from earnings of our joint venture in Kansas for $0.5 million. The decrease in cash receipts collected from our customers and the decrease in cash payments for operating expenses and to employees for the three months ended March 31, 2014 compared to the prior year was primarily due to new and continued competition on our operations, in particular in our East/Midwest segment for Hollywood Casino Lawrenceburg and Hollywood Casino at Charles Town Races, a significant increase in the number and severity of weather impacted days compared to the first quarter of 2013, the contribution of Hollywood Casino Perryville and Hollywood Casino Baton Rouge to GLPI on November 1, 2013, and lower general and administrative expenses for Other of $13.3 million. The decrease in interest payments for the three months ended March 31, 2014 compared to the prior year was primarily due to lower levels of indebtedness subsequent to the Spin-Off.

Net cash used in investing activities totaled $44.5 million and $35.8 million for the three months ended March 31, 2014 and 2013, respectively. Net cash used in investing activities for the three months ended March 31, 2014 included expenditures for property and equipment, net of reimbursements totaling $37.0 million, acquisition of gaming licenses of $25.6 million, which were partially offset by a decrease in cash in escrow of $18.0 million and proceeds from sale of property and equipment for $0.1 million. The increase in net cash used in investing activities of $8.7 million for the three months ended March 31, 2014 compared to the corresponding period in the prior year was primarily due to our Massachusetts gaming license payment of $25.0 million in March 2014 and a decrease in cash in escrow of $8.0 million, partially offset by decreased capital project expenditures of $27.9 million primarily due to the residual payments made related to openings of our two new facilities in Ohio and rebranding of our St. Louis facility in 2013.

Net cash provided by (used in) financing activities totaled $15.6 million and ($110.7) million for the three months ended March 31, 2014 and 2013, respectively. The increase in net cash provided by financing activities of $126.3 million for the three months ended March 31, 2014 compared to the corresponding period in the prior year was primarily due to lower net repayments on our long-term debt of $109.7 million, repurchases of preferred stock of $22.3 million in 2013, and a higher tax benefit from stock options exercised of $4.3 million, partially offset by lower proceeds from the exercise of options of $9.9 million.

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

The following table summarizes our expected capital project expenditures by segment for the fiscal year ending December 31, 2014, and actual expenditures for the three months ended March 31, 2014 (excluding licensing fees and net of reimbursements). The table below should not be utilized to predict future expected capital project expenditures subsequent to 2014.

Property	Expected for Year Ending December 31, 2014	Expenditures for Three Months Ended March 31, 2014	Balance to Expend in 2014
	(in millions)

East/Midwest	$126.3	$3.7	$122.6
West	22.3	3.4	18.9
Southern Plains	11.0	5.3	5.7
Other	2.7	0.6	2.1
Total	$162.3	$13.0	$149.3

In June 2012, we announced that we had filed applications with the Ohio Lottery Commission for Video Lottery Sales Agent Licenses for our Ohio racetracks, Raceway Park and Beulah Park, and with the Ohio State Racing Commission for permission to relocate the racetracks to Dayton and Austintown, respectively. On May 1, 2013, we received approval from the Ohio Racing Commission for our relocation plans. Construction started in late May 2013 for the new Hollywood-themed facility in Austintown, with a $161 million budget, inclusive of a $75 million relocation fee and $50 million license fee, featuring a new thoroughbred racetrack and approximately 850 video lottery terminals, as well as various restaurants, bars and other amenities. The new Austintown facility will be located on 193 acres in Austintown’s Centrepointe Business Park near the intersection of Interstate 80 and Ohio Route 46. For Dayton, construction started in late May 2013 for the new Hollywood-themed facility, with a $165 million budget, inclusive of a $75 million relocation fee and $50 million license fee, featuring a new standardbred racetrack and approximately 1,000 video lottery terminals, as well as various restaurants, bars and other amenities. The Dayton facility will be located on 119 acres on the site of an abandoned Delphi Automotive plant near Wagner Ford and Needmore roads in North Dayton. The $75 million relocation fee for both Ohio racetracks is based on the present value of the contractual obligation, which is $7.5 million upon opening, with 18 additional semi-annual payments of $4.8 million beginning one year after opening. We anticipate the license fees for both Ohio racetracks will be paid as follows: (i) $10 million in the second quarter of 2014, (ii) $15 million upon opening, and (iii) $25 million on the one year anniversary of the commencement of gaming. As of March 31, 2014, Penn incurred cumulative costs of $2.2 million and $2.2 million for the Austintown facility and the Dayton facility, respectively. As part of the Spin-Off, GLPI is responsible for certain real estate related construction costs for the Austintown facility and the Dayton facility.

On February 28, 2014, the Massachusetts Gaming Commission awarded the Company a Category Two slots-only gaming license, and on March 14, 2014, the Company broke ground on the development of Plainridge Park Casino. Plainridge Park Casino is anticipated to be a $225 million (including licensing fees) fully integrated racing and gaming operation and will include a fully integrated 106,000 square foot racing and gaming facility featuring live harness racing and simulcasting with 1,250 slot machines, various dining options, structured and surface parking, a 26,000 square foot grandstand, and a 13,000 square foot clubhouse. Plainridge Park Casino will be located at the current site of Plainridge Racecourse. We expect Plainridge Park Casino to open in the second quarter of 2015. As of March 31, 2014, total cumulative costs were $26.0 million, which included the payment of the $25 million gaming license fee.

During the three months ended March 31, 2014, we spent approximately $24.1 million for capital maintenance expenditures, with $6.4 million at our East/Midwest segment, $3.1 million at our West segment, $14.0 million at our Southern Plains segment, and $0.6 million for Other. The majority of the capital maintenance expenditures were for slot machines and slot machine equipment.

Cash generated from operations and cash available under the revolving credit facility portion of our senior secured credit facility funded our capital project and capital maintenance expenditures in 2014 to date.

Senior Secured Credit Facility

On October 30, 2013, the Company entered into a new senior secured credit facility. The new senior secured credit facility consists of a five year $500 million revolver, a five year $500 million Term Loan A facility, and a seven year $250 million Term Loan B facility. The Company’s senior secured credit facility had a gross outstanding balance of $743.1 million at March 31, 2014, consisting of a $493.8 million Term Loan A facility and a $249.3 million Term Loan B facility. This compares with a $750 million gross outstanding balance at December 31, 2013 which consisted of a $500 million Term Loan A facility and a $250 million Term Loan B facility.  No balances were outstanding on the revolving credit facility at March 31, 2014 and December 31, 2013. Additionally, at March 31, 2014 and December 31, 2013, the Company was contingently obligated under letters of credit issued pursuant to the senior secured credit facility with face amounts aggregating $22.1 million, resulting in $477.9 million of available borrowing capacity as of March 31, 2014 and December 31, 2013under the revolving credit facility.

Other Long Term obligations

Other long term obligations represent contingent purchase price consideration related to the purchase of Plainridge Racecourse.  This obligation is measured at its estimated fair value that will be paid over a ten year time period based on the annual earnings of the facility’s operations.  At each reporting period, the Company will assess the fair value of this obligation and changes in its value will be recorded in earnings.

Covenants

The Company’s senior secured credit facility and $300 million 5.875% senior unsecured notes require us, among other obligations, to maintain specified financial ratios and to satisfy certain financial tests, including fixed charge coverage, interest coverage, senior leverage and total leverage ratios. In addition, the Company’s senior secured credit facility and $300 million 5.875% senior unsecured notes restrict, among other things, its ability to incur additional indebtedness, incur guarantee obligations, amend debt instruments, pay dividends, create liens on assets, make investments, engage in mergers or consolidations, and otherwise restrict corporate activities.

At March 31, 2014, the Company was in compliance with all required covenants.

Outlook

The Spin-Off has had and will continue to have a material impact on our results of operations, capital structure and management. For a discussion of these impacts, see “Spin-Off of Real Estate Assets through a Real Estate Assets through a Real Estate Investment Trust” and “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. Based on our current level of operations, we believe that cash generated from operations and cash on hand, together with amounts available under our senior secured credit facility, will be adequate to meet our anticipated rental obligation, debt service requirements, capital expenditures and working capital needs for the foreseeable future. However, we cannot be certain that our business will generate sufficient cash flow from operations, that our anticipated earnings projections will be realized, or that future borrowings will be available under our senior secured credit facility or otherwise will be available to enable us to service our indebtedness, including the senior secured credit facility and the $300 million 5.875% senior unsecured notes, to retire or redeem the $300 million 5.875% senior unsecured notes when required or to make anticipated capital expenditures. In addition, we expect a majority of our future growth to come from acquisitions of gaming properties at reasonable valuations, greenfield projects, jurisdictional expansions and property expansion in under-penetrated markets. If we consummate significant acquisitions in the future or undertake any significant property expansions, our cash requirements may increase significantly and we may need to make additional borrowings or complete equity or debt financings to meet these requirements. Our future operating performance and our ability to service or refinance our debt will be subject to future economic conditions and to financial, business and other factors, many of which are beyond our control. See “Risk Factors—Risks Related to Our Capital Structure” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 for a discussion of the risk related to our capital structure.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The table below provides information at March 31, 2014 about our financial instruments that are sensitive to changes in interest rates. For debt obligations, the table presents notional amounts maturing during the period and the related weighted-average interest rates by maturity dates. Notional amounts are used to calculate the contractual payments to be exchanged by maturity date and the weighted-average interest rates are based on implied forward LIBOR rates at March 31, 2014.

	04/01/14 - 03/31/15	04/01/15 - 03/31/16	04/01/16 - 03/31/17	04/01/17 - 03/31/18	04/01/18 - 03/31/19	Thereafter	Total	Fair Value 03/31/14
	(in thousands)
Long-term debt:
Fixed rate	$—	$—	$—	$—	$—	$300,000	$300,000	$294,000
Average interest rate						5.88%

Variable rate	$27,500	$30,625	$43,125	$52,500	$352,500	$236,875	$743,125	$742,502
Average interest rate (1)	4.35%	4.64%	4.86%	5.02%	5.14%	5.75%

(1)                                 Estimated rate, reflective of forward LIBOR plus the spread over LIBOR applicable to variable-rate borrowing.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Controls and Procedures

The Company’s management, under the supervision and with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of March 31, 2014, which is the end of the period covered by this Quarterly Report on Form 10-Q. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well-designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2014 to ensure that information required to be disclosed by the Company in reports we file or submit under the Exchange Act is (i) recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the United States Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to the Company’s management, including the Company’s principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

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

ITEM 1A — RISK FACTORS

We are not aware of any material changes to the risk factors described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

ITEM 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Program

January 1, 2014 - January 31, 2014	26,799	$12.71	N/A	N/A
February 1, 2014 - February 28, 2014	5,733	11.61	N/A	N/A
March 1, 2014 - March 31, 2014	9,049	12.31	N/A	N/A

(1)         The shares repurchased in the table above represent repurchases of shares from employees who surrendered a portion of their shares received through the Company’s stock-based compensation plans to cover their associated minimum income tax liabilities.

ITEM 3 — DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 — MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5 — OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

Exhibit	Description of Exhibit

10.1*	Form of Stock Appreciation Rights for the Penn National Gaming, Inc. 2008 Long Term Incentive Compensation Plan.

10.2*	First Amendment to the Master Lease.

31.1*	CEO Certification pursuant to rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

31.2*	CFO Certification pursuant to rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

32.1*	CEO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	CFO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Balance Sheets at March 31, 2014 and December 31, 2013, (ii) the Condensed Consolidated Statements of Income for the three months ended March 31, 2014 and 2013, (iii) the Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2014 and 2013, (iv) the Condensed Consolidated Statements of Changes in Shareholders’ Equity for the three months ended March 31, 2014 and 2013, (v) the Condensed Consolidated Statements of Cash Flows for three months ended March 31, 2014 and 2013 and (vi) the notes to the Condensed Consolidated Financial Statements, tagged as blocks of text.

*                                         Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PENN NATIONAL GAMING, INC.

May 1, 2014	By:	/s/ Timothy J. Wilmott
Timothy J. Wilmott
Chief Executive Officer

EXHIBIT INDEX

Exhibit	Description of Exhibit

10.1*	Form of Stock Appreciation Rights for the Penn National Gaming, Inc. 2008 Long Term Incentive Compensation Plan.

10.2*	First Amendment to the Master Lease.

31.1*	CEO Certification pursuant to rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

31.2*	CFO Certification pursuant to rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

32.1*	CEO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	CFO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Balance Sheets at March 31, 2014 and December 31, 2013, (ii) the Condensed Consolidated Statements of Income for the three months ended March 31, 2014 and 2013, (iii) the Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2014 and 2013, (iv) the Condensed Consolidated Statements of Changes in Shareholders’ Equity for the three months ended March 31, 2014 and 2013, (v) the Condensed Consolidated Statements of Cash Flows for three months ended March 31, 2014 and 2013 and (vi) the notes to the Condensed Consolidated Financial Statements, tagged as blocks of text.

*                                         Filed herewith.