Form 10-Q
period 2014-06-30
PENN NATIONAL GAMING INC
filed 2014-08-01
CIK 921738

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title	Outstanding as of July 25, 2014
Common Stock, par value $.01 per share	78,638,108 (includes132,747 shares of restricted stock)

This document contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  These statements can be identified by the use of forward-looking terminology such as “believes,” “estimates,” “expects,” “intends,” “may,” “will,” “should” or “anticipates” or the negative or other variation of these or similar words, or by discussions of future events, strategies, or risks and uncertainties.  Actual results may vary materially from expectations.  Although Penn National Gaming, Inc. (“Penn”) and its subsidiaries (together with Penn, collectively, the “Company”) believe that our expectations are based on reasonable assumptions within the bounds of our knowledge of our business, there can be no assurance that actual results will not differ materially from our expectations.  Meaningful factors that could cause actual results to differ from expectations include, but are not limited to, risks related to the following: our ability to obtain timely regulatory approvals required to own, develop and/or operate our facilities, or other delays or impediments to completing our planned acquisitions or projects, including favorable resolution of any related litigation, including the ongoing appeal by the Ohio Roundtable addressing the legality of video lottery terminals in Ohio and litigation against the Ohio Racing Commission concerning opposition to relocating the Company’s Toledo racetrack to the Dayton area; our ability to secure federal, state and local permits and approvals necessary for our construction projects; construction factors, including delays, unexpected remediation costs, local opposition, organized labor, and increased cost of labor and materials; our ability to maintain agreements with our horsemen, pari-mutuel clerks and other organized labor groups; with respect to the proposed Jamul project near San Diego, California, particular risks associated with financing a project of this type, sovereign immunity, local opposition (including several pending lawsuits), and building a complex project on a relatively small parcel; the passage of state, federal or local legislation (including referenda) that would expand, restrict, further tax, prevent or negatively impact operations in or adjacent to the jurisdictions in which we do or seek to do business (such as a smoking ban at any of our facilities); with respect to our Massachusetts project, the ultimate location of the other gaming facilities in the state and, more significantly, the outcome of the referendum to repeal the gaming legislation in Massachusetts which could result in substantial litigation as well as a significant loss to our investment in the state; with respect to our joint venture project in New York, risks related to our ability to secure local support for our site, licensing from the state and the extent and location of other applications and competition; the effects of local and national economic, credit, capital market, housing, and energy conditions on the economy in general and on the gaming and lodging industries in particular; the activities of our competitors and the rapid emergence of new competitors (traditional, internet and sweepstakes based and taverns); increases in the effective rate of taxation at any of our properties or at the corporate level; our ability to identify attractive acquisition and development opportunities and to agree to terms with partners/municipalities for such transactions; the costs and risks involved in the pursuit of such opportunities and our ability to complete the acquisition or development of, and achieve the expected returns from, such opportunities; our expectations for the continued availability and cost of capital; the outcome of pending legal proceedings; changes in accounting standards; our dependence on key personnel; the impact of terrorism and other international hostilities; the impact of weather; and other factors as discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, subsequent Quarterly Reports on Form 10-Q and Current Reports on Form 8-K as filed with the United States Securities and Exchange Commission.  The Company does not intend to update publicly any forward-looking statements except as required by law.

PENN NATIONAL GAMING, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Penn National Gaming, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

	June 30,	December 31,
	2014	2013
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$251,299	$292,995
Receivables, net of allowance for doubtful accounts of $2,338 and $2,752 at June 30, 2014 and December 31, 2013, respectively	69,521	52,538
Prepaid expenses	70,056	62,724
Deferred income taxes	76,189	71,093
Other current assets	30,036	29,511
Total current assets	497,101	508,861
Property and equipment, net	557,044	497,457
Other assets
Investment in and advances to unconsolidated affiliates	187,307	193,331
Goodwill	492,515	492,398
Other intangible assets	375,200	359,648
Debt issuance costs, net of accumulated amortization of $3,861 and $922 at June 30, 2014 and December 31, 2013, respectively	28,085	30,734
Other assets	116,606	101,562
Total other assets	1,199,713	1,177,673
Total assets	$2,253,858	$2,183,991

Liabilities
Current liabilities
Current maturities of long-term debt	$27,823	$27,598
Accounts payable	60,773	22,580
Accrued expenses	89,172	98,009
Accrued interest	2,997	5,027
Accrued salaries and wages	80,205	86,498
Gaming, pari-mutuel, property, and other taxes	56,062	52,053
Insurance financing	7,871	3,020
Other current liabilities	70,777	66,684
Total current liabilities	395,680	361,469

Long-term liabilities
Long-term debt, net of current maturities	1,027,976	1,023,194
Deferred income taxes	10,492	13,912
Noncurrent tax liabilities	25,533	19,966
Other noncurrent liabilities	6,424	7,050
Total long-term liabilities	1,070,425	1,064,122

Shareholders’ equity
Series B Preferred stock ($.01 par value, 1,000,000 shares authorized, 0 shares issued at June 30, 2014 and December 31, 2013)	—	—
Series C Preferred stock ($.01 par value, 18,500 shares authorized, 8,624 shares issued at June 30, 2014 and December 31, 2013)	—	—
Common stock ($.01 par value, 200,000,000 shares authorized, 78,627,483 and 77,788,393 shares issued at June 30, 2014 and December 31, 2013, respectively)	781	775
Additional paid-in capital	908,271	887,556
Retained deficit	(121,601)	(130,314)
Accumulated other comprehensive income	302	383
Total shareholders’ equity	787,753	758,400
Total liabilities and shareholders’ equity	$2,253,858	$2,183,991

See accompanying notes to the condensed consolidated financial statements.

Penn National Gaming, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(in thousands, except per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

Revenues
Gaming	$576,158	$679,829	$1,146,841	$1,397,754
Food, beverage and other	110,574	121,044	215,444	242,904
Management service fee	3,105	3,667	5,563	6,714
Revenues	689,837	804,540	1,367,848	1,647,372
Less promotional allowances	(37,691)	(43,169)	(74,622)	(87,755)
Net revenues	652,146	761,371	1,293,226	1,559,617
Operating expenses
Gaming	284,107	341,889	570,184	703,907
Food, beverage and other	80,403	88,910	157,941	179,175
General and administrative	107,898	128,730	215,637	264,307
Rental expense related to Master Lease	104,613	—	208,922	—
Depreciation and amortization	47,183	80,615	94,549	157,686
Impairment losses	4,560	71,846	4,560	71,846
Insurance deductible charges	—	2,500	—	2,500
Total operating expenses	628,764	714,490	1,251,793	1,379,421
Income from operations	23,382	46,881	41,433	180,196

Other income (expenses)
Interest expense	(10,892)	(27,060)	(22,187)	(54,984)
Interest income	790	343	1,257	605
Income from unconsolidated affiliates	1,473	3,821	3,956	5,542
Other	(1,823)	2,402	(192)	3,066
Total other expenses	(10,452)	(20,494)	(17,166)	(45,771)

Income from operations before income taxes	12,930	26,387	24,267	134,425
Income tax provision	8,754	38,567	15,554	81,334
Net income (loss)	$4,176	$(12,180)	$8,713	$53,091

Earnings (loss) per common share:
Basic earnings (loss) per common share	$0.05	$(0.16)	$0.10	$0.55
Diluted earnings (loss) per common share	$0.05	$(0.16)	$0.10	$0.51

See accompanying notes to the condensed consolidated financial statements.

Penn National Gaming, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income (Loss)

(in thousands) (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

Net income (loss)	$4,176	$(12,180)	$8,713	$53,091
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustment during the period	619	(608)	(81)	(999)
Change in fair value of corporate debt securities
Unrealized holding losses on corporate debt securities arising during the period	—	—	—	(98)
Less: Reclassification adjustments for gains included in net income	—	(1,296)	—	(1,296)
Change in fair value of corporate debt securities, net	—	(1,296)	—	(1,394)
Other comprehensive income (loss)	619	(1,904)	(81)	(2,393)
Comprehensive income (loss)	$4,795	$(14,084)	$8,632	$50,698

See accompanying notes to the condensed consolidated financial statements.

Penn National Gaming, Inc. and Subsidiaries

Condensed Consolidated Statements of Changes in Shareholders’ Equity

(in thousands, except share data) (unaudited)

	Preferred Stock		Common Stock		Additional Paid-In	Retained Earnings	Accumulated Other Comprehensive	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	(Deficit)	Income	Equity
Balance, December 31, 2012	12,275	$—	77,446,601	$769	$1,451,965	$795,173	$3,022	$2,250,929
Repurchase of preferred stock	(225)	—	—	—	(22,275)	—	—	(22,275)
Stock option activity, including tax benefit of $4,920	—	—	1,159,426	11	48,563	—	—	48,574
Restricted stock activity, including tax benefit of $840	—	—	248,763	—	1,692	—	—	1,692
Change in fair value of corporate debt securities	—	—	—	—	—	—	(1,394)	(1,394)
Foreign currency translation adjustment	—	—	—	—	—	—	(999)	(999)
Net income	—	—	—	—	—	53,091	—	53,091
Balance, June 30, 2013	12,050	$—	78,854,790	$780	$1,479,945	$848,264	$629	$2,329,618

Balance, December 31, 2013	8,624	$—	77,788,393	$775	$887,556	$(130,314)	$383	$758,400
Stock option activity, including tax benefit of $8,914	—	—	909,958	9	19,886	—	—	19,895
Restricted stock activity, including tax benefit of $677	—	—	(70,868)	(3)	829	—	—	826
Foreign currency translation adjustment	—	—	—	—	—	—	(81)	(81)
Net income	—	—	—	—	—	8,713	—	8,713
Balance, June 30, 2014	8,624	$—	78,627,483	$781	$908,271	$(121,601)	$302	$787,753

See accompanying notes to the condensed consolidated financial statements.

Penn National Gaming, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(in thousands) (unaudited)

Six Months Ended June 30,	2014	2013
Operating activities
Net income	$8,713	$53,091
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	94,549	157,686
Amortization of items charged to interest expense	3,022	4,300
Accretion of settlment value on long term obligation	—	1,217
(Gain) loss on sale of fixed assets	(47)	2,675
Hollywood Casino St. Louis tornado deductible charges	—	2,500
Income from unconsolidated affiliates	(3,956)	(5,542)
Distributions of earnings from unconsolidated affiliates	11,000	9,000
Deferred income taxes	(7,401)	10,720
Charge for stock-based compensation	5,096	11,701
Impairment losses and write downs	7,860	71,846
Gain on investment in corporate debt securities	—	(1,325)
(Increase) decrease, net of businesses acquired
Accounts receivable	(16,983)	(698)
Prepaid expenses and other current assets	(5,749)	(8,528)
Other assets	4,303	(23,330)
Increase (decrease), net of businesses acquired
Accounts payable	24,115	(3,272)
Accrued expenses	(8,837)	(30,990)
Accrued interest	(2,030)	(2,041)
Accrued salaries and wages	(6,293)	(15,605)
Gaming, pari-mutuel, property and other taxes	4,009	10,247
Income taxes	1,337	40,142
Other current and noncurrent liabilities	3,467	3,552
Other noncurrent tax liabilities	5,698	4,084
Net cash provided by operating activities	121,873	291,430
Investing activities
Capital project expenditures, net of reimbursements	(36,041)	(70,771)
Capital maintenance expenditures	(44,273)	(45,846)
Advances to Jamul Tribe	(18,856)	—
Proceeds from sale of property and equipment	176	2,818
Proceeds from sale of investment in corporate debt securities	—	6,679
Investment in joint ventures	(1,000)	(500)
Decrease in cash in escrow	18,000	26,000
Acquisition of businesses and gaming and other licenses	(88,185)	(52)
Net cash used in investing activities	(170,179)	(81,672)
Financing activities
Proceeds from exercise of options	6,034	32,805
Repurchase of preferred stock	—	(22,275)
Proceeds from issuance of long-term debt, net of issuance costs	—	20,064
Principal payments on long-term debt	(13,866)	(275,713)
Proceeds from insurance financing	14,816	15,306
Payments on insurance financing	(9,965)	(11,037)
Tax benefit from share based awards exercised	9,591	5,760
Net cash provided by (used in) financing activities	6,610	(235,090)
Net decrease in cash and cash equivalents	(41,696)	(25,332)
Cash and cash equivalents at beginning of year	292,995	260,467
Cash and cash equivalents at end of period	$251,299	$235,135

Supplemental disclosure
Interest expense paid, net of amounts capitalized	$21,187	$52,020
Income taxes paid	$3,030	$28,248

See accompanying notes to the condensed consolidated financial statements.

Penn National Gaming, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

1.  Organization and Basis of Presentation

Penn National Gaming, Inc. (“Penn” and, together with its subsidiaries, collectively, the “Company”) is a diversified, multi-jurisdictional owner and manager of gaming and pari-mutuel properties. As of June 30, 2014, the Company owned, managed, or had ownership interests in twenty-seven facilities in the following eighteen jurisdictions: Florida, Illinois, Indiana, Iowa, Kansas, Maine, Maryland, Massachusetts, Mississippi, Missouri, Nevada, New Jersey, New Mexico, Ohio, Pennsylvania, Texas, West Virginia and Ontario. On July 30, 2014, the Company closed its facility in Sioux City, Iowa.

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

Operating results for the six months ended June 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014. The notes to the consolidated financial statements contained in the Annual Report on Form 10-K for the year ended December 31, 2013 should be read in conjunction with these condensed consolidated financial statements.  The December 31, 2013 financial information has been derived from the Company’s audited consolidated financial statements.

2.  Spin-Off of Real Estate Assets through a Real Estate Investment Trust

On November 1, 2013, the Company completed its plan to separate its gaming operating assets from its real property assets by creating a newly formed, publicly traded real estate investment trust (“REIT”), known as Gaming and Leisure Properties, Inc. (“GLPI”), through a tax free spin-off (the “Spin-Off”). Penn effected the Spin-Off by distributing one share of common stock of GLPI to the holders of Penn common stock and Series C Convertible Preferred Stock (“Series C Preferred Stock”) for every share of Penn common stock and every 1/1000th of a share of Series C Preferred Stock that they held at the close of business on October 16, 2013, the record date for the Spin-Off. In addition, through a series of internal corporate restructurings, Penn contributed to GLPI substantially all of the assets and liabilities associated with Penn’s real property interests and real estate development business, as well as all of the assets and liabilities of Hollywood Casino Baton Rouge and Hollywood Casino Perryville, which are referred to as the “TRS Properties.” As a result of the Spin-Off, GLPI owns substantially all of Penn’s former real property assets and leases back those assets (other than the TRS Properties) to Penn for use by its subsidiaries, under a “triple net” master lease agreement (the “Master Lease”) (which has a 15-year initial term that can be extended at Penn’s option for up to four five-year renewal terms), as well as owns and operates the TRS Properties. Penn continues to operate the leased gaming facilities and hold the associated gaming licenses with these facilities.

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

Revenues are recognized net of certain sales incentives in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 605-50, “Revenue Recognition—Customer Payments and Incentives.” The Company records certain sales incentives and points earned in point-loyalty programs as a reduction of revenue.

The retail value of accommodations, food and beverage, and other services furnished to guests without charge is included in gross revenues and then deducted as promotional allowances. The estimated cost of providing such promotional allowances is primarily included in food, beverage and other expense.

The amounts included in promotional allowances for the three and six months ended June 30, 2014 and 2013 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(in thousands)
Rooms	$8,426	$8,993	$16,497	$18,312
Food and beverage	26,794	31,232	53,392	63,722
Other	2,471	2,944	4,733	5,721
Total promotional allowances	$37,691	$43,169	$74,622	$87,755

The estimated cost of providing such complimentary services for the three and six months ended June 30, 2014 and 2013 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(in thousands)
Rooms	$2,530	$3,121	$5,240	$6,360
Food and beverage	18,482	21,119	37,354	43,098
Other	1,471	1,383	2,801	3,027
Total cost of complimentary services	$22,483	$25,623	$45,395	$52,485

Gaming and Racing Taxes

The Company is subject to gaming and pari-mutuel taxes based on gross gaming revenue and pari-mutuel revenue in the jurisdictions in which it operates. The Company primarily recognizes gaming and pari-mutuel tax expense based on the statutorily required percentage of revenue that is required to be paid to state and local jurisdictions in the states where or in which wagering occurs. In certain states in which the Company operates, gaming taxes are based on graduated rates. The Company records gaming tax expense at the Company’s estimated effective gaming tax rate for the year, considering estimated taxable gaming revenue and the applicable rates. Such estimates are adjusted each interim period. If gaming tax rates change during the year, such changes are applied prospectively in the determination of gaming tax expense in future interim periods. Finally, the Company recognizes purse expense based on the statutorily required percentage of revenue that is required to be paid out in the form of purses to the winning owners of horse races run at the Company’s racetracks in the period in which wagering occurs. For the three and six months ended June 30, 2014, these expenses, which are recorded primarily within gaming expense in the condensed consolidated statements of operations, were $223.2 million and $442.6 million, respectively, as compared to $267.0 million and $549.0 million for the three and six months ended June 30, 2013, respectively.

Rental Expense related to the Master Lease

As of June 30, 2014, the Company leases from GLPI real property assets associated with 17 of the Company’s gaming and related facilities used in the Company’s operations. The rent structure under the Master Lease, which became effective November 1, 2013, includes a fixed component, a portion of which is subject to an annual 2% escalator if certain rent coverage ratio thresholds are met, and a component that is based on the performance of the facilities, which is prospectively adjusted, subject to certain floors (i) every 5 years by an amount equal to 4% of the average change to net revenues of all facilities under the Master Lease (other than Hollywood Casino Columbus and Hollywood Casino Toledo) during the preceding five years, and (ii) monthly by an amount equal to 20% of the change in net revenues of Hollywood Casino Columbus and Hollywood Casino Toledo during the preceding month.

In April 2014, an amendment to the Master Lease was entered into in order to amend certain provisions relating to the Sioux City property.  Per the amendment, upon ceasing gaming operations at Argosy Casino Sioux City due to the termination of its gaming license, the annual rent will be reduced by $6.2 million (see Item 6.Exhibit 10.4).  On July 30, 2014, the Company closed its facility in Sioux City, Iowa.

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

Total rental expense under the Master Lease was $104.6 million and $208.9 million for the three and six months ended June 30, 2014, respectively.

Long-term asset related to the Jamul Tribe

On April 5, 2013, the Company announced that, subject to final National Indian Gaming Commission approval, it and the Jamul Indian Village (the “Jamul Tribe”) had entered into definitive agreements to jointly develop a Hollywood Casino-branded casino and resort on the Jamul Tribe’s trust land in San Diego County, California.  The definitive agreements were entered into to: (i) secure the development, management, and branding services of the Company to assist the Jamul Tribe during the pre-development and entitlement phase of the project; (ii) set forth the terms and conditions under which the Company will provide a loan or loans to the Jamul Tribe to fund certain development costs; and (iii) create an exclusive arrangement between the parties.  The proposed $360 million development project will include a three-story gaming and entertainment facility of approximately 200,000 square feet featuring over 1,700 slot machines, 50 live table games, including poker, multiple restaurants, bars and lounges and a partially enclosed parking structure with over 1,900 spaces.  In mid-January 2014, the Company announced the commencement of construction activities at the site and it is anticipated that the facility will open in mid-2016.  The Company may, under certain circumstances, provide backstop financing to the Jamul Tribe in connection with the project and, upon opening, will manage and provide branding for the casino and resort.

In accordance with this project and the related agreements, the Company has a note receivable with the Jamul Tribe for $29.5 million and $7.0 million at June 30, 2014 and December 31, 2013, respectively, which is included in Other Assets within the condensed consolidated balance sheets.  Collectability of the note receivable will be derived from the revenues of the casino operations once the project is completed.  Based on the Company’s current progress with this project, the Company believes collectability of the note is highly certain.  However, in the event that the Company’s internal projections related to the profitability of this project and/or the timing of the opening are inaccurate, the Company may be required to record a reserve related to the collectability of this note receivable.

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

At June 30, 2014, the Company had outstanding 8,624 shares of Series C Preferred Stock and at June 30, 2013, had outstanding 12,050 shares of Series B Redeemable Preferred Stock (“Series B Preferred Stock”). The Company determined that both classes of preferred stock qualified as a participating security as defined in ASC 260 since these securities participate in dividends with the Company’s common stock. Under ASC 260, a security is considered a participating security if the security may participate in undistributed earnings with common stock, whether that participation is conditioned upon the occurrence of a specified event or not. In accordance with ASC 260, a company is required to use the two-class method when computing EPS when a company has a security that qualifies as a “participating security.” The two-class method is an earnings allocation formula that determines EPS for each class of common stock and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings. A participating security is included in the computation of basic EPS using the two-class method. Under the two-class method, basic EPS for the Company’s common stock is computed by dividing net income applicable to common stock by the weighted-average common shares outstanding during the period. Diluted EPS for the Company’s common stock is computed using the more dilutive of the two-class method or the if-converted method.

Since the Company reported a net loss for the three months ended June 30, 2013, it was required by ASC 260 to use basic weighted-average common shares outstanding, rather than diluted weighted-average common shares outstanding, when calculating diluted EPS for the three months ended June 30, 2013. In addition, since the Company reported a loss from operations for the three months ended June 30, 2013, the Series B Preferred Stock was not deemed to be a participating security for the three months ended June 30, 2013, pursuant to ASC 260 as the Series B Preferred Stock is not obligated to participate in the losses of the Company. The basic weighted-average common shares outstanding for the three months ended June 30, 2013 were 78,306,436.

The following table sets forth the allocation of net income for the three months ended June 30, 2014 and the six months ended June 30, 2014 and 2013 under the two-class method:

	Three Months Ended June 30,	Six Months Ended June 30,
	2014	2014	2013
	(in thousands)
Net income	$4,176	$8,713	$53,091
Net income applicable to preferred stock	414	866	9,983
Net income applicable to common stock	$3,762	$7,847	$43,108

The following table reconciles the weighted-average common shares outstanding used in the calculation of basic EPS to the weighted-average common shares outstanding used in the calculation of diluted EPS for the three months ended June 30, 2014 and the six months ended June 30, 2014 and 2013:

	Three Months Ended June 30,	Six Months Ended June 30,
	2014	2014	2013
	(in thousands)
Determination of shares:
Weighted-average common shares outstanding	78,458	78,189	77,932
Assumed conversion of dilutive employee stock-based awards	1,800	1,903	3,058
Assumed conversion of restricted stock	54	97	92
Diluted weighted-average common shares outstanding before participating security	80,312	80,189	81,082
Assumed conversion of preferred stock	8,624	8,624	22,850
Diluted weighted-average common shares outstanding	88,936	88,813	103,932

Options to purchase 935,147 shares were outstanding during the three and six months ended June 30, 2014, but were not included in the computation of diluted EPS because they were antidilutive. Options to purchase 10,638,637 shares were outstanding during the three months ended June 30, 2013, but were not included in the computation of diluted EPS because they were antidilutive since the Company reported a loss from operations for the three months ended June 30, 2013. Options to purchase 99,625 shares were outstanding during the six months ended June 30, 2013, but were not included in the computation of diluted EPS because they were antidilutive.

The following table presents the calculation of basic EPS for the Company’s common stock (in thousands, except per share data):

	Three Months Ended June 30,	Six Months Ended June 30,
	2014	2014	2013
Calculation of basic EPS:
Net income applicable to common stock	$3,762	$7,847	$43,108
Weighted-average common shares outstanding	78,458	78,189	77,932
Basic EPS	$0.05	$0.10	$0.55

The following tables present the calculation of diluted EPS for the Company’s common stock (in thousands, except per share data):

	Three months ended June 30,	Six months ended June 30,
	2014	2014

Calculation of diluted EPS using two-class method:
Net income applicable to common stock	$3,762	$7,847
Diluted weighted-average common shares outstanding before participating security	80,312	80,189
Diluted EPS	$0.05	$0.10

Six months ended June 30,
2013

Calculation of diluted EPS using if-converted method:
Net income	$53,091
Diluted weighted-average common shares outstanding	103,932
Diluted EPS	$0.51

Stock-Based Compensation

The Company accounts for stock compensation under ASC 718, “Compensation-Stock Compensation,” which requires the Company to expense the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. This expense is recognized ratably over the requisite service period following the date of grant.

The fair value for stock options was estimated at the date of grant using the Black-Scholes option-pricing model, which requires management to make certain assumptions. The risk-free interest rate was based on the U.S. Treasury spot rate with a term equal to the expected life assumed at the date of grant. Expected volatility was estimated based on the historical volatility of the Company’s stock price over a period of 5.45 years, in order to match the expected life of the options at the grant date. Historically, at the grant date, there has been no expected dividend yield assumption since the Company has not paid any cash dividends on its common stock since its initial public offering in May 1994 and since the Company intends to retain all of its earnings to finance the development of its business for the foreseeable future. The weighted-average expected life was based on the contractual term of the stock option and expected employee exercise dates, which was based on the historical and expected exercise behavior of the Company’s employees.  The Company granted 916,522 stock options during the six months ended June 30, 2014.

The Company’s cash-settled phantom stock unit awards (“PSUs”), which vest over a period of four to five years, entitle employees and directors to receive cash based on the fair value of the Company’s common stock on the vesting date.  The PSUs are accounted for as liability awards and are re-measured at fair value each reporting period until they become vested with compensation expense being recognized over the requisite service period in accordance with ASC 718-30, “Compensation—Stock Compensation, Awards Classified as Liabilities.” The Company has a liability, which is included in accrued salaries and wages within the condensed consolidated balance sheets, associated with its PSUs of $3.4 million and $6.8 million at June 30, 2014 and December 31, 2013, respectively.

For the Company’s stock appreciation rights (“SARs”), the fair value of the SARs is calculated during each reporting period and estimated using the Black-Scholes option pricing model based on the various inputs discussed below. The Company’s SARs, which vest over a period of four years, are accounted for as liability awards since they will be settled in cash. The Company has a liability, which is included in accrued salaries and wages within the condensed consolidated balance sheets, associated with its SARs of $10.3 million and $11.4 million at June 30, 2014 and December 31, 2013, respectively.

In connection with the Spin-Off of GLPI, the Company’s employee stock options and SARs were converted into two awards, an award in Penn with an adjusted exercise price and an award in GLPI. The number of options and SARs and the exercise price of each converted award were adjusted to preserve the same intrinsic value of the awards that existed immediately prior to the Spin-Off. As such, no incremental compensation expense was recorded as a result of this conversion. In addition, holders of outstanding restricted stock awards and PSUs received an additional share of restricted stock or PSUs in GLPI common stock at the Spin-Off so that the intrinsic value of these awards were equivalent to those that existed immediately prior to the Spin-Off. The unrecognized compensation costs associated with GLPI restricted stock awards, GLPI PSUs, GLPI stock options and GLPI SARs held by Penn employees will continue to be recognized on the Company’s financial statements over the awards remaining vesting periods.

Stock-based compensation expense for the three and six months ended June 30, 2014 was $2.5 million and $5.1 million, respectively, as compared to $5.4 million and $11.7 million for the three and six months ended June 30, 2013, respectively. The decrease is primarily due to the fact that certain members of Penn’s executive management team transferred their employment to GLPI following the Spin-Off.

For PSUs held by Penn employees, there was $13.1 million of total unrecognized compensation cost at June 30, 2014 that will be recognized over the grants remaining weighted average vesting period of 2.60 years. For the three and six months ended June 30, 2014, the Company recognized $1.2 million and $2.6 million, respectively, of compensation expense associated with these awards, as compared to $2.2 million and $5.0 million for the three and six months ended June 30, 2013, respectively. Amounts paid by the Company for the three and six months ended June 30, 2014 on these cash-settled awards totaled $0.1 million and $6.0 million, respectively, and for the three and six months ended June 30, 2013 totaled $0.1 million and $3.7 million, respectively.

For SARs held by Penn employees, there was $9.2 million of total unrecognized compensation cost at June 30, 2014 that will be recognized over the awards remaining weighted average vesting period of 2.60 years. For the three and six months ended June 30, 2014, the Company recognized ($0.2) million and $0.1 million, respectively, of compensation expense associated with these awards, as compared to $0.9 million and $3.7 million for the three and six months ended June 30, 2013, respectively. The reason for these declines was due to a drop in the stock prices of GLPI and Penn common stock during 2014.  Amounts paid by the Company for the three and six months ended June 30, 2014 on these cash-settled awards totaled $0.7 million and $1.2 million, respectively, and for the three and six months ended June 30, 2013 totaled $0.6 million and $1.3 million, respectively.

The following are the weighted-average assumptions used in the Black-Scholes option-pricing model at June 30, 2014 and 2013:

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

The East/Midwest reportable segment consists of the following properties: Hollywood Casino at Charles Town Races, Hollywood Casino Bangor, Hollywood Casino at Penn National Race Course, Hollywood Casino Lawrenceburg, Hollywood Casino Toledo and Hollywood Casino Columbus. It also includes the Company’s Casino Rama management service contract and the Mahoning Valley and Dayton Raceway projects in Ohio, which the Company anticipates completing in the third quarter of 2014, as well as the Plainville project in Massachusetts which the Company expects to open in the second quarter of 2015. It also previously included Hollywood Casino Perryville, which was contributed to GLPI on November 1, 2013.

The West reportable segment consists of the following properties: Zia Park Casino and the M Resort, as well as the Jamul development project, which the Company anticipates completing in mid-2016.

The Southern Plains reportable segment consists of the following properties: Hollywood Casino Aurora, Hollywood Casino Joliet, Argosy Casino Alton, Argosy Casino Riverside, Argosy Casino Sioux City, Hollywood Casino Tunica, Hollywood Casino Bay St. Louis, Boomtown Biloxi, and Hollywood Casino St. Louis, and includes the Company’s 50% investment in Kansas Entertainment, LLC (“Kansas Entertainment”), which owns the Hollywood Casino at Kansas Speedway. It also previously included Hollywood Casino Baton Rouge, which was contributed to GLPI on November 1, 2013.

The Other category consists of the Company’s standalone racing operations, namely Beulah Park, Raceway Park, Rosecroft Raceway, Sanford-Orlando Kennel Club, and the Company’s joint venture interests in Sam Houston Race Park, Valley Race Park, and Freehold Raceway, as well as the Company’s 50% joint venture with the Cordish Companies in New York. It also previously included the Company’s Bullwhackers property, which was sold in July 2013. If the Company is successful in obtaining gaming operations at these locations, they would be assigned to one of the Company’s reportable segments. The Other category also includes the Company’s corporate overhead operations which does not meet the definition of an operating segment under ASC 280.

The prior year amounts were reclassified to conform to the Company’s new reporting structure in accordance with ASC 280.  See Note 9 to the condensed consolidated financial statements for further information with respect to the Company’s segments.

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

	Foreign Currency	Available for sale securities	Total

Other comprehensive income (loss):
Balance at December 31, 2012	$1,628	$1,394	$3,022
Foreign currency translation adjustment	(999)	—	(999)
Unrealized holding losses on corporate debt securities	—	(98)	(98)
Realized gain on redemption of corporate debt securities	—	(1,296)	(1,296)
Ending balance at June 30, 2013	$629	$—	$629

Balance at December 31, 2013	$383	$—	$383
Foreign currency translation adjustment	(81)	—	(81)
Ending balance at June 30, 2014	$302	$—	$302

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

The estimated fair values of the Company’s financial instruments are as follows (in thousands):

	June 30, 2014		December 31, 2013
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	$251,299	$251,299	$292,995	$292,995
Financial liabilities:
Long-term debt
Senior secured credit facility	735,110	735,628	748,777	748,150
Senior unsecured notes	300,000	284,250	300,000	297,000

4.  New Accounting Pronouncements

In April 2014, the FASB issued guidance that amends the definition of discontinued operations by limiting discontinued operations reporting to disposals of components of an entity that represent strategic shifts that have (or will have) a major effect on an entity’s operations and financial results. Examples of a strategic shift that has (or will have) a major effect on an entity’s operations and financial results could include a disposal of a major geographical area, a major line of business, a major equity method investment, or other major parts of an entity.  In addition, the amended guidance requires expanded disclosures for discontinued operations, including disclosures about a disposal of an individually significant component of an entity that does not qualify for discontinued operations presentation in the financial statements.  The amendments are effective for all disposals (or classifications as held for sale) of components of an entity that occur within annual periods beginning on or after December 15, 2014, and interim periods within those years. Early adoption is permitted, but only for disposals (or classifications as held for sale) that have not been reported in financial statements previously issued or available for issuance.  The Company early adopted this revised guidance and will apply the amendments to all disposals of a component of the Company going forward.

In May 2014, the FASB issued new revenue recognition guidance, which will supersede nearly all existing revenue recognition guidance. The core principle of the guidance is that an entity should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve the core principle, the new guidance implements a five-step process for customer contract revenue recognition. The guidance also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenues and cash flows arising from contracts with customers. This new guidance is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period, and early adoption is prohibited. Entities can transition to the new guidance either retrospectively or as a cumulative-effect adjustment as of the date of adoption. Management is currently assessing the impact the new revenue recognition guidance will have on the consolidated financial statements but does not believe it will have a significant impact.

5.  Acquisitions

In September 2013, the Company entered into an option and purchase agreement to purchase Plainridge Racecourse in Massachusetts with sellers having no involvement in the business or operations from that date forward.  The Company subsequently began to operate Plainridge Racecourse effective January 1, 2014 pursuant to a temporary operations agreement. On February 28, 2014, the Massachusetts Gaming Commission awarded the Company a Category Two slots-only gaming license, and in early March 2014, the Company exercised its option to purchase the Plainridge Racecourse. This acquisition reflects the continuing efforts of the Company to expand its gaming operations through the development of new gaming properties. The fixed portion of the purchase price was paid on April 11, 2014.  The option and purchase agreement also contained contingent purchase price consideration that is calculated based on the projected earnings of the gaming operations over the first ten years of operations.  Based on the option and purchase agreement, the first payment will be made 60 days after the completion of the first four full fiscal quarters of operation, and every year for ten years after the first payment. The fair value of this liability was determined to be $18.5 million based on an income approach from the Company’s internal earning projections and was discounted at a rate consistent with the risk a third party market participant would require holding the identical instrument as an asset. This liability is included in long-term debt on the condensed consolidated balance sheet at June 30, 2014.  The preliminary purchase price allocation resulted in an increase in land and buildings of $57.9 million and $3.0 million of goodwill.

Plainridge Park Casino is anticipated to be a $225 million (inclusive of licensing fees) fully integrated racing and gaming facility featuring live harness racing and simulcasting with 1,250 slot machines, various dining options, structured and surface parking, a 26,000 square foot grandstand, and a 13,000 square foot clubhouse. On March 14, 2014, the Company broke ground on the facility, and on March 28, 2014, paid the $25 million gaming license fee associated with the facility which was recorded in other intangible assets on the condensed consolidated balance sheet.

6.  Property and Equipment

Property and equipment, net, consists of the following:

	June 30,	December 31,
	2014	2013
	(in thousands)

Land and improvements	$42,361	$14,714
Building and improvements	180,401	156,443
Furniture, fixtures, and equipment	1,206,281	1,190,252
Leasehold improvements	43,074	24,301
Construction in progress	67,582	25,389
Total property and equipment	1,539,699	1,411,099
Less accumulated depreciation	(982,655)	(913,642)
Property and equipment, net	$557,044	$497,457

Property and equipment, net increased by $59.6 million for the six months ended June 30, 2014 primarily due to the acquisition of Plainridge Racecourse and its development (see Note 5 to the condensed consolidated financial statements) and capital expenditures incurred for the six months ended June 30, 2014 primarily related to the construction of a new hotel at Zia Park Casino, the two racinos under development in Ohio and normal capital maintenance expenditures, partially offset by depreciation expense for the six months ended June 30, 2014.

Depreciation expense, for property and equipment, totaled $42.0 million and $84.0 million for the three and six months ended June 30, 2014, respectively, as compared to $75.5 million and $151.7 million for the three and six months ended June 30, 2013, respectively.  Interest capitalized in connection with major construction projects was $0.1 million and $0.2 million for the three and six months ended June 30, 2014, respectively, as compared to $0.3 million and $0.4 million for the three and six months ended June 30, 2013, respectively.  Depreciation expense decreased by $33.5 million and $67.7 million for the three and six months ended June 30, 2014, respectively, as compared to the corresponding period in the prior year, primarily due to the contribution of real estate assets to GLPI on November 1, 2013 (see Note 2 to the condensed consolidated financial statements).

During the three months ended June 30, 2014, the Company recorded a pre-tax impairment charge of $4.6 million ($2.8 million, net of taxes) to write-down certain idle assets to an estimated salvage value.

7.  Long-term Debt

Long-term debt, net of current maturities, is as follows:

	June 30,	December 31,
	2014	2013
	(in thousands)

Senior secured credit facility	$736,250	$750,000
$300 million 5.875% senior unsecured notes due November 1, 2021	300,000	300,000
Other long term obligations	18,500	—
Capital leases	2,189	2,015
	1,056,939	1,052,015
Less current maturities of long-term debt	(27,823)	(27,598)
Less discount on senior secured credit facility Term Loan B	(1,140)	(1,223)
	$1,027,976	$1,023,194

The following is a schedule of future minimum repayments of long-term debt as of June 30, 2014 (in thousands):

Within one year	$27,823
1-3 years	80,228
3-5 years	392,766
Over 5 years	556,122
Total minimum payments	$1,056,939

Senior Secured Credit Facility

On October 30, 2013, the Company entered into a new senior secured credit facility. The new senior secured credit facility consists of a five year $500 million revolver, a five year $500 million Term Loan A facility, and a seven year $250 million Term Loan B facility. The Company’s senior secured credit facility had a gross outstanding balance of $736.3 million at June 30, 2014, consisting of a $487.5 million Term Loan A facility and a $248.8 million Term Loan B facility. This compares with a $750 million gross outstanding balance at December 31, 2013 which consisted of a $500 million Term Loan A facility and a $250 million Term Loan B facility.  No balances were outstanding on the revolving credit facility at June 30, 2014 and December 31, 2013. Additionally, at June 30, 2014 and December 31, 2013, the Company was contingently obligated under letters of credit issued pursuant to the senior secured credit facility with face amounts aggregating $22.4 million and $22.1 million, respectively, resulting in $477.6 million and $477.9 million of available borrowing capacity as of June 30, 2014 and December 31, 2013, respectively, under the revolving credit facility.

Other Long Term Obligations

Other long term obligations represent contingent purchase price consideration related to the purchase of Plainridge Racecourse (See Note 5 to the condensed consolidated financial statements). This obligation is measured at its estimated fair value that will be paid over a ten year time period based on the annual earnings of the facility’s operations.  At each reporting period, the Company will assess the fair value of this obligation and changes in its value will be recorded in earnings.

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

At June 30, 2014, the Company was in compliance with all required covenants.

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

After the February 28, 2014 Massachusetts Gaming Commission (“Commission”) slots parlor license award to the Company’s subsidiary Springfield Gaming and Redevelopment LLC (“SGR”), individuals and entities associated with Raynham Park, LLC, an unsuccessful bidder for the same license who did not receive any votes in the application process, filed a writ of certiorari and mandamus action on May 9, 2014 in the Supreme Judicial Court for Suffolk County seeking to annul or revoke the license award and named the Commission and SGR as defendants.  The plaintiffs allege that the Commission’s decision was arbitrary and capricious because it awarded the license to an applicant whose license application failed to disclose pertinent information.  Plaintiffs also contend that the seller of Plainridge Park property retains an improper interest in the operation.  SGR contends that all required information was submitted to and carefully considered by the Commission including the specific items that are discussed in the plaintiffs’ action.  SGR also contends that the seller of the Plainridge Park property will have no involvement in the operation.  The Company has moved to dismiss the action, and the motion is currently pending.

Gaming licenses in Iowa are typically issued jointly to a gaming operator and a local charitable organization known as a QSO. The agreement between the Company’s gaming operator subsidiary in Iowa, Belle of Sioux City, L.P. (“Belle”), and its QSO, Missouri River Historical Development, Inc. (“MRHD”), expired in early July 2012. On July 12, 2012, when presented with an extension of the Company’s QSO/operating agreement for the Sioux City facility through March 2015, the Iowa Racing and Gaming Commission (“IRGC”) refused to approve the extension.  The IRGC nevertheless concluded that the casino could continue to operate without an effective operating agreement. The IRGC also announced a schedule for requests for proposals for a new land-based Woodbury County casino. Under protest, the Company submitted two proposals for a new gaming and entertainment destination in Woodbury County for the IRGC’s consideration. On April 18, 2013, the IRGC awarded the license to another gaming operator. In August 2013, the IRGC formally denied the Company’s application for a renewal of its state license; however, the IRGC affirmed its intention to permit the Company to continue operations at its Sioux City facility until such time as the new casino opens to the public, but not beyond. The Belle has filed numerous petitions challenging the IRGC’s actions in the Iowa District Court in Polk County, Iowa.  The Company contends that the IRGC violated the Belle’s constitutional rights, Iowa State law, and its own rules and regulations in the actions the IRGC has taken against the Belle and its license.

On March 5-6, 2014, the IRGC held a contested case hearing to determine whether Belle could retain its gaming license.  On April 17, 2014, the IRGC ruled that Argosy Casino Sioux City must cease operations by July 1, 2014.  In response, the Company filed a petition for judicial review to vacate or reverse the IRGC’s April 17, 2014 order. This petition was dismissed by the court; however, on July 18, 2014, the Iowa Supreme Court granted a motion for an emergency stay until the Iowa Supreme Court considers whether to hear the appeal of the court’s decision to dismiss the petition. On July 25, 2014, the Iowa Supreme Court denied the request to hear the appeal.  Therefore, on July 30, 2014, Argosy Casino Sioux City ceased its operations.

9.  Segment Information

The following tables present certain information with respect to the Company’s segments. Intersegment revenues between the Company’s segments were not material in any of the periods presented below.

	East/Midwest	West	Southern Plains	Other	Total
	(in thousands)
Three months ended June 30, 2014
Net revenues	$361,357	$59,033	$224,726	$7,030	$652,146
Income (loss) from operations	17,003	7,426	17,970	(19,017)	23,382
Depreciation and amortization	25,911	1,692	17,573	2,007	47,183
Income (loss) from unconsolidated affiliates	—	—	2,621	(1,148)	1,473
Impairment losses	4,560	—	—	—	4,560
Capital expenditures	16,988	9,617	13,990	2,678	43,273

Three months ended June 30, 2013
Net revenues	430,943	61,442	258,761	10,225	761,371
Income (loss) from operations	97,819	14,260	(30,619)	(34,579)	46,881
Depreciation and amortization	40,469	3,321	32,730	4,095	80,615
Income (loss) from unconsolidated affiliates	—	—	4,047	(226)	3,821
Impairment losses	—	—	71,846	—	71,846
Capital expenditures	29,871	1,390	20,899	1,754	53,914

Six months ended June 30, 2014
Net revenues	710,805	119,953	448,483	13,985	1,293,226
Income (loss) from operations	26,605	15,482	39,197	(39,851)	41,433
Depreciation and amortization	52,734	3,241	34,824	3,750	94,549
Income (loss) from unconsolidated affiliates	—	—	5,074	(1,118)	3,956
Impairment losses	4,560	—	—	—	4,560
Capital expenditures	27,098	16,047	33,333	3,836	80,314

Six months ended June 30, 2013
Net revenues	889,492	123,594	527,105	19,426	1,559,617
Income (loss) from operations	203,646	26,307	21,419	(71,176)	180,196
Depreciation and amortization	82,157	6,627	60,714	8,188	157,686
Income (loss) from unconsolidated affiliates	—	—	5,784	(242)	5,542
Impairment losses	—	—	71,846	—	71,846
Capital expenditures	66,942	2,917	42,229	4,529	116,617

Balance sheet at June 30, 2014
Total assets	650,200	246,030	937,986	419,642	2,253,858
Investment in and advances to unconsolidated affiliates	77	—	121,822	65,408	187,307
Goodwill and other intangible assets, net	148,624	146,339	553,509	19,243	867,715

Balance sheet at December 31, 2013
Total assets	590,606	212,098	945,472	435,815	2,183,991
Investment in and advances to unconsolidated affiliates	79	—	127,749	65,503	193,331
Goodwill and other intangible assets, net	120,458	146,012	566,016	19,560	852,046

10.  Income Taxes

At June 30, 2014 and December 31, 2013, the Company had a net deferred tax asset balance of $65.7 million and $57.2 million, respectively, within its condensed consolidated balance sheets. The Company accounts for income taxes in accordance with ASC 740, “Income Taxes” (“ASC 740”). Under ASC 740, deferred tax assets and liabilities are determined based on the differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities and are measured at the prevailing enacted tax rates that will be in effect when these differences are settled or realized. ASC 740 also requires that deferred tax assets be reduced by a valuation allowance if it is more-likely-than-not that some portion or all of the deferred tax assets will not be realized.

The realizability of the deferred tax assets is evaluated quarterly by assessing the valuation allowance and by adjusting the amount of the allowance, if necessary. The factors used to assess the likelihood of realization are the forecast of future taxable income and available tax planning strategies that could be implemented to realize the net deferred tax assets.  ASC 740 requires the evaluation of both positive and negative evidence in the determination that it is more-likely-than-not that the net deferred tax assets will be realized.

As of June 30, 2014 and December 31, 2013, the Company was in a three-year pre-tax cumulative loss position which is a significant negative evidence in the determination of whether a valuation allowance is required on deferred tax assets, due to significant goodwill and intangible asset impairment charges of $1,058.4 million incurred in the fourth quarter of 2013, as a result of the Spin-Off to GLPI.  Absent these significant charges, the Company would have recorded pretax earnings of $142.5 million for 2013 and would not have been in a three year pre-tax cumulative loss position since during 2012 and 2011, the Company recorded pre-tax earnings of $364.5 million and $389.2 million, respectively.  Additionally, for the six months ended June 30, 2014, the Company recorded pretax earnings of $24.3 million.

As of June 30, 2014, the Company has concluded that it is more-likely-than-not that the net deferred tax assets of $65.7 million will be realized based on projected future taxable income and tax planning strategies and the fact that the significant impairment charges recorded in 2013 are not anticipated to impact the future earnings of the Company.  For these reasons, the Company has made no changes to the valuation allowance.  The Company made this determination after considering both positive and negative evidence in accordance with ASC 740.

11.  Subsequent Event

During July 2014, the Company received final settlement notification from its insurance carriers related to a loss experienced following a tornado in 2013 that impacted Hollywood Casino St. Louis in the Southern Plains segment.  As a result of the settlement, the Company anticipates receiving proceeds of approximately $5.7 million.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

During the time between the issuance of our second quarter 2014 earnings release and the finalization of results for the second quarter 2014 Form 10-Q, the Company identified an adjustment was necessary to decrease its income tax provision resulting in the recognition of a $1.4 million increase in net income for the three and six months ending June 30, 2014.  As such, our Net Income and Income Tax Provision for the three and six months ended June 30, 2014 are $4.2 million and $8.7 million and $8.7 million and $15.6 million, respectively, compared to $2.8 million and $10.1 million and $7.3 million and $17.0 million, respectively, as presented in the earnings release and corresponding Form 8-K provided on July 24, 2014.  In addition, basic and diluted EPS for the three and six months ended June 30, 2014 changed from $0.03 and $0.08 to $0.05 and $0.10, respectively.

Our Operations

We are a leading, diversified, multi-jurisdictional owner and manager of gaming and pari-mutuel properties. As of June 30, 2014, we owned, managed, or had ownership interests in twenty-seven facilities in the following eighteen jurisdictions: Florida, Illinois, Indiana, Iowa, Kansas, Maine, Maryland, Massachusetts, Mississippi, Missouri, Nevada, New Jersey, New Mexico, Ohio, Pennsylvania, Texas, West Virginia, and Ontario. We believe that our portfolio of assets provides us with geographically diversified cash flow from operations. On July 30, 2014, the Company closed its facility in Sioux City, Iowa.

We have made significant acquisitions in the past, and expect to continue to pursue additional acquisition and development opportunities in the future. In 1997, we began our transition from a pari-mutuel company to a diversified gaming company with the acquisition of the Charles Town property and the introduction of video lottery terminals in West Virginia. Since 1997, we have continued to expand our gaming operations through strategic acquisitions, greenfield projects, and property expansions. We are in the process of constructing two facilities in Dayton and Austintown, Ohio that will feature approximately 1,000 and 850 video lottery terminals, respectively, as well as various restaurants, bars, and other amenities. We expect to open these facilities in the third quarter of 2014.  In addition, we are in the process of constructing an integrated racing and gaming facility in Plainville, Massachusetts, which we expect to open in June 2015, as well as the Jamul development project, which the Company anticipates completing in mid-2016.

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

Spin-Off of Real Estate Assets through a Real Estate Investment Trust

On November 1, 2013, we completed our plan to separate our gaming operating assets from our real property assets by creating a newly formed, publicly traded REIT, known as GLPI, through a tax free Spin-Off. Penn effected the Spin-Off by distributing one share of common stock of GLPI to the holders of Penn common stock and Series C Preferred Stock for every share of Penn common stock and every 1/1000th of a share of Series C Preferred Stock that they held at the close of business on October 16, 2013, the record date for the Spin-Off.  In addition, through a series of internal corporate restructurings, Penn contributed to GLPI substantially all of the assets and liabilities associated with Penn’s real property interests and real estate development business, as well as all of the assets and liabilities of Hollywood Casino Baton Rouge and Hollywood Casino Perryville, which are referred to as the “TRS Properties.” As a result of the Spin-Off, GLPI owns substantially all of Penn’s former real property assets and leases back those assets (other than the TRS Properties) to Penn for use by its subsidiaries, under a “triple net” Master Lease (which has a 15-year initial term that can be extended at Penn’s option for up to four five-year renewal terms), as well as owns and operates the TRS Properties. Penn continues to operate the leased gaming facilities and hold the associated gaming licenses with these facilities.

Segment Information

The Company’s Chief Executive Officer, who is the Company’s Chief Operating Decision Maker as that term is defined in ASC 280, measures and assesses the Company’s business performance based on regional operations of various properties grouped together based primarily on their geographic locations. In January 2014, the Company named Jay Snowden as its Chief Operating Officer and the Company decided in connection with this announcement to re-align its reporting structure. Starting in January 2014, the Company’s reportable segments are: (i) East/Midwest, (ii) West, and (iii) Southern Plains. The prior year amounts were reclassified to conform to the Company’s new reporting structure in accordance with ASC 280.

The East/Midwest reportable segment consists of the following properties: Hollywood Casino at Charles Town Races, Hollywood Casino Bangor, Hollywood Casino at Penn National Race Course, Hollywood Casino Lawrenceburg, Hollywood Casino Toledo and Hollywood Casino Columbus. It also includes the Company’s Casino Rama management service contract and the Mahoning Valley and Dayton Raceway projects in Ohio, which the Company anticipates completing in the third quarter of 2014, as well as the Plainville project in Massachusetts, which we expect to open in June 2015. It also previously included Hollywood Casino Perryville, which was contributed to GLPI on November 1, 2013.

The West reportable segment consists of the following properties: Zia Park Casino and the M Resort, as well as the Jamul development project, which we anticipate completing in mid 2016.

The Southern Plains reportable segment consists of the following properties: Hollywood Casino Aurora, Hollywood Casino Joliet, Argosy Casino Alton, Argosy Casino Riverside, Argosy Casino Sioux City, Hollywood Casino Tunica, Hollywood Casino Bay St. Louis, Boomtown Biloxi, and Hollywood Casino St. Louis, and includes our 50% investment in Kansas Entertainment, which owns the Hollywood Casino at Kansas Speedway. It also previously included Hollywood Casino Baton Rouge, which was contributed to GLPI on November 1, 2013.

The Other category consists of the Company’s standalone racing operations, namely Beulah Park, Raceway Park, Rosecroft Raceway, Sanford-Orlando Kennel Club, and the Company’s joint venture interests in Sam Houston Race Park, Valley Race Park, Freehold Raceway, as well as the Company’s 50% joint venture with the Cordish Companies in New York. It also previously included the Company’s Bullwhackers property which was sold in July 2013. If the Company is successful in obtaining gaming operations at these locations, they would be assigned to one of the Company’s reportable segments. The Other category also includes the Company’s corporate overhead operations which does not meet the definition of an operating segment under ASC 280.

Executive Summary

Continued sluggish economic conditions and the expansion of newly constructed gaming facilities continue to impact the overall domestic gaming industry as well as our operating results. We believe that current economic conditions, including, but not limited to, a weak economic recovery, low levels of consumer confidence, and higher taxes paid by individuals, have resulted in reduced levels of discretionary consumer spending compared to historical levels. Additionally, the expansion of newly constructed gaming facilities has substantially increased competition in many of our regional markets (including some of our larger facilities).

We operate a geographically diversified portfolio comprised largely of new and well maintained regional gaming facilities. This has allowed us to develop what we believe to be a solid base for future growth opportunities. We have also made investments in joint ventures that we believe may allow us to capitalize on additional gaming opportunities in certain states if legislation or referenda are passed that permit and/or expand gaming in these jurisdictions and we are selected as a licensee.

Financial Highlights:

We reported net revenues and income from operations of $652.1 million and $23.4 million, respectively, for the three months ended June 30, 2014, compared to $761.4 million and $46.9 million, respectively, for the corresponding period in the prior year and net revenues and income from operations of $1,293.2 million and $41.4 million, respectively, for the six months ended June 30, 2014 compared to $1,559.6 million and $180.2 million, respectively for the corresponding period in the prior year. The major factors affecting our results for the three and six months ended June 30, 2014, as compared to the three and six months ended June 30, 2013, were:

•                  Rental expense for real property assets leased from GLPI of $104.6 million and $208.9 million for the three and six months ended June 30, 2014, respectively.

•                  A pre-tax impairment charge of $4.6 million for Hollywood Casino Lawrenceburg in our East/Midwest segment during the three and six months ended June 30, 2014, as compared to a pre-tax goodwill and other intangible asset impairment charge of $71.8 million for Argosy Casino Sioux City in our Southern Plains segment during the three and six months ended June 30, 2013.

•                  New competition in our East/Midwest segment for Hollywood Casino Lawrenceburg, namely the March 4, 2013 opening of Horseshoe Casino in Cincinnati, Ohio, as well as the openings of a racino at Lebanon Raceway in mid-December 2013 and a racino at Belterra Park on May 1, 2014.

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

•                  Contribution of Hollywood Casino Perryville and Hollywood Casino Baton Rouge to GLPI on November 1, 2013.

•                  A pre-tax insurance loss of $2.5 million at Hollywood Casino St. Louis during the three and six months ended June 30, 2013.

•                  Lower general and administrative expenses for Other of $13.8 million and $27.1 million for the three and six months ended June 30, 2014, respectively, compared to the corresponding period in the prior year, primarily due to lower liability based stock compensation charges of $1.9 million and $5.9 million and lower stock-based compensation costs of $2.9 million and $6.6 million primarily due to lower aggregate executive compensation following the Spin-Off to GLPI, lower Spin-Off transaction costs and development costs of $4.3 million and $7.8 million, lower lobbying costs of $1.3 million and $1.8 million, and a reduction in various other items due to cost containment measures, for the three and six months ended June 30, 2014, as compared to the corresponding period in the prior year.

•                  Depreciation and amortization expense decreased by $33.4 million and $63.1 million for the three and six months ended June 30, 2014, respectively, as compared to the three and six months ended June 30, 2013, primarily due to the contribution of real estate assets to GLPI on November 1, 2013.

•                 Net income increased by $16.4 million and decreased by $44.4 million for the three and six months ended June 30, 2014, respectively, as compared to the three and six months ended June 30, 2013, primarily due to the variances explained above, as well as decreased interest expense primarily due to our lower levels of indebtedness subsequent to the Spin-Off, and decreased income taxes.

Segment Developments:

The following are recent developments that have had or will have an impact on us by segment:

East/Midwest

•                  In June 2012, we announced that we had filed applications with the Ohio Lottery Commission for Video Lottery Sales Agent Licenses for our Ohio racetracks, and with the Ohio State Racing Commission for permission to relocate the racetracks. The new Austintown facility, which will be a thoroughbred track and feature approximately 850 video lottery terminals, will be located on 193 acres in Austintown’s Centrepointe Business Park near the intersection of Interstate 80 and Ohio Route 46. The Dayton facility, which will be a standardbred track and feature approximately 1,000 video lottery terminals, will be located on 119 acres on the site of an abandoned Delphi Automotive plant near Wagner Ford and Needmore roads in North Dayton. On May 1, 2013, the Company received approval from the Ohio Racing Commission for our relocation plans for each new racetrack and video lottery terminal facility and expects to open both in the third quarter of 2014. The opening of our Dayton facility may have an adverse impact on our Hollywood Casino Columbus facility. See the section entitled “Liquidity and Capital Resources—Capital Expenditures” below for further details.

•                  On October 21, 2011, the Ohio Roundtable filed a complaint in the Court of Common Pleas in Franklin County, Ohio against a number of defendants, including the Governor, the Ohio Lottery Commission and the Ohio Casino Control Commission. The complaint alleges a variety of substantive and procedural defects relative to the approval and implementation of video lottery terminals as well as several counts dealing with the taxation of standalone casinos. As intervenors, we, along with the other two casinos in Ohio, filed motions for judgment on the pleadings to supplement the position of the Racing Commission. In May 2012, the complaint was dismissed, and in March 2013, the Ohio appeals court upheld the ruling. On April 30, 2013, plaintiffs requested the Ohio Supreme Court to hear an appeal of the decision, and the Ohio Supreme Court elected to accept the appeal; however, the court has stayed the appeal until it first rules in another matter with related issues. Oral arguments in the other matter were heard on November 6, 2013, and on June 10, 2014, the Ohio Supreme Court ruled the plaintiff in the pending matter lacked standing. As a result, we requested the court dismiss the current appeal as moot.  In addition, the Ohio Racing Commission’s decision to permit Raceway Park to relocate its Toledo racetrack to Dayton was challenged in the Franklin County Court of Common Pleas by Lebanon Trotting Club, Inc., the prior owner of a neighboring racetrack. The Ohio Racing Commission and Raceway Park filed briefs requesting the Franklin County Court to uphold the Ohio Racing Commission’s decision. In July 2014, the lawsuit was dismissed by the court. It is currently unknown if Lebanon Trotting Club, Inc will take further action.

•                 On March 4, 2013, the Horseshoe Casino in Cincinnati, Ohio opened, which has had and will continue to have a negative impact on Hollywood Casino Lawrenceburg’s financial results. Additionally, a racino at Lebanon Raceway opened in mid-December 2013, which has had and will continue to have an adverse impact on Hollywood Casino Lawrenceburg and Hollywood Casino Columbus. Furthermore, a racino at Belterra Park opened on May 1, 2014, which has had and will continue to have an adverse impact on Hollywood Casino Lawrenceburg.

•                  Hollywood Casino at Charles Town Races faced increased competition and their results have been negatively impacted by the opening of a casino complex, Maryland Live!, at the Arundel Mills mall in Anne Arundel, Maryland. The casino opened on June 6, 2012 with approximately 3,200 slot machines and significantly increased its slot machine offerings by mid-September 2012 to approximately 4,750 slot machines. In addition, the Anne Arundel facility opened table games on April 11, 2013 and opened a 52 table poker room in late August 2013. Additionally, the anticipated August 26, 2014 opening of a $400 million casino in Baltimore City County, Maryland will also negatively impact our operations at Charles Town and, to a lesser extent, Hollywood Casino at Penn National Race Course.

•                  On February 28, 2014, the Massachusetts Gaming Commission awarded the Company a Category Two slots-only gaming license for its planned $225 million (including licensing fees) Plainridge Park Casino in Plainville, Massachusetts.  On March 14, 2014, the Company broke ground on the 106,000 square foot facility, which will feature live harness racing and simulcasting, along with 1,250 slot machines, various dining options, structured and surface parking, a 26,000 square foot grandstand, and a 13,000 square foot clubhouse. In June 2014, the Massachusetts Supreme Judicial Court ruled to permit a referendum to repeal the enabling legislation in Massachusetts to be included in the November 2014 general election ballot. The Company intends to campaign against the referendum that would repeal the gaming legislation in Massachusetts and continue construction on Plainridge Park Casino, which is expected to open in June 2015. See Item 1A “Risk Factors.”

•                  Through CHC Casinos Canada Limited (“CHC Casinos”), our indirectly wholly-owned subsidiary, we manage Casino Rama, a full service gaming and entertainment facility, on behalf of the Ontario Lottery and Gaming Corporation. The Development and Operating Agreement (the “Agreement”), which we refer to as the management service contract for Casino Rama, sets out the duties, rights and obligations of CHC Casinos and our indirectly wholly-owned subsidiary, CRC Holdings, Inc. In June 2014, we signed an agreement to extend the Casino Rama Agreement, which was to expire on September 30, 2014, on a month-to-month basis with a 60-day notice period for up to a maximum period of forty-eight months.

West

•                  On April 5, 2013, we announced that, subject to final National Indian Gaming Commission approval, we and the Jamul Indian Village (the “Jamul Tribe”) had entered into definitive agreements (including management, development, branding and lending arrangements), to jointly develop a Hollywood Casino-branded casino and resort on the Jamul Tribe’s trust land in San Diego County, California. The proposed facility is located approximately 20 miles east of downtown San Diego. The proposed $360 million development project will include a three-story gaming and entertainment facility of approximately 200,000 square feet featuring over 1,700 slot machines, 50 live table games, including poker, multiple restaurants, bars and lounges and a partially enclosed parking structure with over 1,900 spaces. In mid-January 2014, we announced the commencement of construction activities at the site and it is anticipated that the facility will open in mid-2016. We may, under certain circumstances, provide backstop financing to the Jamul Tribe in connection with the project and, upon opening, we will manage and provide branding for the casino and resort.

Southern Plains

•                  As discussed in Note 8 to the condensed consolidated financial statements, the IRGC ruled on April 17, 2014 that Argosy Casino Sioux City must cease operations by July 1, 2014.  In response, the Company filed a petition for judicial review to vacate or reverse the IRGC’s April 17, 2014 order. This petition was dismissed by the court; however, on July 18, 2014, the Iowa Supreme Court granted a motion for an emergency stay until the Iowa Supreme Court considers whether to hear the appeal of the court’s decision to dismiss the petition. On July 25, 2014, the Iowa Supreme Court denied the request to hear the appeal.  Therefore, on July 30, 2014, Argosy Casino Sioux City ceased its operations.

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

For further information on our critical accounting estimates, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the notes to our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2013. There has been no material change to these estimates for the six months ended June 30, 2014.

Results of Operations

The following are the most important factors and trends that contribute to our operating performance:

•                  The fact that most of our properties operate in mature competitive markets. As a result, we expect a majority of our future growth to come from prudent acquisitions of gaming properties (such as our November 2, 2012 acquisition of Harrah’s St. Louis gaming and lodging facility from Caesars Entertainment), jurisdictional expansions (such as our planned second quarter 2015 opening of a slots-only gaming facility in Massachusetts, the May 2012 opening of Hollywood Casino Toledo, the October 2012 opening of Hollywood Casino Columbus, and the opening of video lottery terminal facilities at two racetracks in Ohio which are expected to commence operations in the third quarter of 2014), expansions of gaming in existing jurisdictions (such as the introduction of table games in July 2010 at Hollywood Casino at Charles Town Races and Hollywood Casino at Penn National Race Course, and at Hollywood Casino Bangor in March 2012) and expansions/improvements of existing properties (such as a hotel at Zia Park expected to open on August 28, 2014).

•                  The fact that a number of states (such as New York) are currently considering or implementing legislation to legalize or expand gaming. Such legislation presents both potential opportunities to establish new properties (for example, in Massachusetts, where we were awarded the slots-only gaming license on February 28, 2014, in Kansas, where we opened a casino through a joint venture in February 2012, and in Ohio, where we opened casinos in Toledo and Columbus in May 2012 and October 2012, respectively, and are opening video lottery terminal facilities at two racetracks in Dayton and Austintown that are expected to commence operations in the third quarter of 2014) and increased competitive threats to business at our existing properties (such as the introduction/expansion of commercial casinos in Kansas, Maryland, Ohio, and potentially Kentucky, Nebraska and Illinois, and the introduction of tavern licenses in several states, most significantly in Illinois).

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

•                  The risks related to economic conditions and the effect of such prolonged sluggish conditions on consumer spending for leisure and gaming activities, which may negatively impact our operating results and our ability to continue to access financing at favorable terms.

The consolidated results of operations for the three and six months ended June 30, 2014 and 2013 are summarized below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(in thousands)
Revenues:
Gaming	$576,158	$679,829	$1,146,841	$1,397,754
Food, beverage and other	110,574	121,044	215,444	242,904
Management service fee	3,105	3,667	5,563	6,714
Revenues	689,837	804,540	1,367,848	1,647,372
Less promotional allowances	(37,691)	(43,169)	(74,622)	(87,755)
Net revenues	652,146	761,371	1,293,226	1,559,617

Operating expenses:
Gaming	284,107	341,889	570,184	703,907
Food, beverage and other	80,403	88,910	157,941	179,175
General and administrative	107,898	128,730	215,637	264,307
Rental expense related to the Master Lease	104,613	—	208,922	—
Depreciation and amortization	47,183	80,615	94,549	157,686
Impairment losses	4,560	71,846	4,560	71,846
Insurance deductible charges	—	2,500	—	2,500
Total operating expenses	628,764	714,490	1,251,793	1,379,421
Income from operations	$23,382	$46,881	$41,433	$180,196

Certain information regarding our results of operations by segment for the three and six months ended June 30, 2014 and 2013 is summarized below:

	Net Revenues		Income (loss) from Operations
Three Months Ended June 30,	2014	2013	2014	2013
	(in thousands)

East/Midwest	$361,357	$430,943	$17,003	$97,819
West	59,033	61,442	7,426	14,260
Southern Plains	224,726	258,761	17,970	(30,619)
Other	7,030	10,225	(19,017)	(34,579)
Total	$652,146	$761,371	$23,382	$46,881

	Net Revenues		Income (loss) from Operations
Six Months Ended June 30,	2014	2013	2014	2013
	(in thousands)

East/Midwest	$710,805	$889,492	$26,605	$203,646
West	119,953	123,594	15,482	26,307
Southern Plains	448,483	527,105	39,197	21,419
Other	13,985	19,426	(39,851)	(71,176)
Total	$1,293,226	$1,559,617	$41,433	$180,196

Adjusted EBITDA and adjusted EBITDAR

Adjusted EBITDA and adjusted EBITDAR are used by management as the primary measure of the Company’s operating performance. We define adjusted EBITDA as earnings before interest, taxes, stock compensation, debt extinguishment charges, impairment charges, insurance recoveries and deductible charges, depreciation and amortization, gain or loss on disposal of assets, and other income or expenses.  Adjusted EBITDA is also inclusive of income or loss from unconsolidated affiliates, with our share of non-operating items (such as depreciation and amortization) added back for our joint venture in Kansas Entertainment. Adjusted EBITDAR is adjusted EBITDA excluding rent expense associated with our Master Lease agreement with GLPI. Adjusted EBITDA and adjusted EBITDAR have economic substance because they are used by management as a performance measure to analyze the performance of our business, and are especially relevant in evaluating large, long-lived casino projects because they provide a perspective on the current effects of operating decisions separated from the substantial non-operational depreciation charges and financing costs of such projects. We also present adjusted EBITDA and adjusted EBITDAR because they are used by some investors and creditors as an indicator of the strength and performance of ongoing business operations, including our ability to service debt, fund capital expenditures, acquisitions and operations. These calculations are commonly used as a basis for investors, analysts and credit rating agencies to evaluate and compare operating performance and value companies within our industry. In addition, gaming companies have historically reported adjusted EBITDA as a supplement to financial measures in accordance with GAAP. In order to view the operations of their casinos on a more stand-alone basis, gaming companies, including us, have historically excluded from their adjusted EBITDA calculations certain corporate expenses that do not relate to the management of specific casino properties. However, adjusted EBITDA and adjusted EBITDAR are not a measure of performance or liquidity calculated in accordance with GAAP. Adjusted EBITDA and adjusted EBITDAR information is presented as a supplemental disclosure, as management believes that it is a widely used measure of performance in the gaming industry, is the principal basis for the valuation of gaming companies, and that it is considered by many to be a better indicator of the Company’s operating results than net income (loss) per GAAP. Management uses adjusted EBITDA and adjusted EBITDAR as the primary measures of the operating performance of its segments, including the evaluation of operating personnel. Adjusted EBITDA and adjusted EBITDAR should not be construed as alternatives to operating income, as indicators of the Company’s operating performance, as alternatives to cash flows from operating activities, as measures of liquidity, or as any other measures of performance determined in accordance with GAAP. The Company has significant uses of cash flows, including capital expenditures, interest payments, taxes and debt principal repayments, which are not reflected in adjusted EBITDA and adjusted EBITDAR. It should also be noted that other gaming companies that report adjusted EBITDA information may calculate adjusted EBITDA in a different manner than the Company and therefore, comparability may be limited.

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

The reconciliation of the Company’s income (loss) from operations per GAAP to adjusted EBITDA and adjusted EBITDAR, as well as the Company’s net income (loss) per GAAP to adjusted EBITDA and adjusted EBITDAR, for the three and six months ended June 30, 2014 and 2013 was as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Net income (loss)	$4,176	$(12,180)	$8,713	$53,091
Income tax provision	8,754	38,567	15,554	81,334
Other	1,823	(2,402)	192	(3,066)
Income from unconsolidated affiliates	(1,473)	(3,821)	(3,956)	(5,542)
Interest income	(790)	(343)	(1,257)	(605)
Interest expense	10,892	27,060	22,187	54,984
Income from operations	$23,382	$46,881	$41,433	$180,196
Loss (gain) on disposal of assets	3	285	(47)	2,675
Insurance deductible charges	—	2,500	—	2,500
Impairment losses	4,560	71,846	4,560	71,846
Charge for stock compensation	2,517	5,450	5,096	11,701
Depreciation and amortization	47,183	80,615	94,549	157,686
Income from unconsolidated affiliates	1,473	3,821	3,956	5,542
Non-operating items for Kansas JV (1)	2,939	2,922	5,860	5,781
Adjusted EBITDA	82,057	214,320	155,407	437,927
Rental expense related to Master Lease	104,613	—	208,922	—
Adjusted EBITDAR	$186,670	$214,320	$364,329	$437,927

(1)         Starting with the second quarter of 2014, adjusted EBITDA and adjusted EBITDAR from our joint venture in Kansas Entertainment exclude our share of the impact of non-operating items (such as depreciation and amortization expense). Prior periods were restated to conform to this new presentation.

The reconciliation of each segment’s income (loss) from operations to adjusted EBITDA and adjusted EBITDAR for the three and six months ended June 30, 2014 and 2013 were as follows (in thousands):

Three months ended June 30, 2014	East/Midwest	West	Southern Plains	Other	Total
Income (loss) from operations	$17,003	$7,426	$17,970	$(19,017)	$23,382
Charge for stock compensation	—	—	—	2,517	2,517
Impairment losses	4,560	—	—	—	4,560
Depreciation and amortization	25,911	1,692	17,573	2,007	47,183
(Gain) loss on disposal of assets	(30)	—	39	(6)	3
Income (losses) from unconsolidated affiliates	—	—	2,621	(1,148)	1,473
Non-operating items for Kansas JV	—	—	2,939	—	2,939
Adjusted EBITDA	$47,444	$9,118	$41,142	$(15,647)	$82,057
Rental Expense related to Master Lease	64,865	7,882	31,866	—	104,613
Adjusted EBITDAR	$112,309	$17,000	$73,008	$(15,647)	$186,670

Three months ended June 30, 2013	East/Midwest	West	Southern Plains	Other	Total
Income (loss) from operations	$97,819	$14,260	$(30,619)	$(34,579)	$46,881
Charge for stock compensation	—	—	—	5,450	5,450
Impairment losses	—	—	71,846	—	71,846
Insurance deductible charges	—	—	2,500	—	2,500
Depreciation and amortization	40,469	3,321	32,730	4,095	80,615
Loss (gain) on disposal of assets	106	10	180	(11)	285
Income (loss) from unconsolidated affiliates	—	—	4,047	(226)	3,821
Non-operating items for Kansas JV	—	—	2,922	—	2,922
Adjusted EBITDA	$138,394	$17,591	$83,606	$(25,271)	$214,320

Six months ended June 30, 2014	East/Midwest	West	Southern Plains	Other	Total
Income (loss) from operations	$26,605	$15,482	$39,197	$(39,851)	$41,433
Charge for stock compensation	—	—	—	5,096	5,096
Impairment losses	4,560	—	—	—	4,560
Depreciation and amortization	52,734	3,241	34,824	3,750	94,549
(Gain) loss on disposal of assets	(117)	65	17	(12)	(47)
Income (losses) from unconsolidated affiliates	—	—	5,074	(1,118)	3,956
Non-operating items for Kansas JV	—	—	5,860	—	5,860
Adjusted EBITDA	$83,782	$18,788	$84,972	$(32,135)	$155,407
Rental Expense related to Master Lease	130,177	16,768	61,977	—	208,922
Adjusted EBITDAR	$213,959	$35,556	$146,949	$(32,135)	$364,329

Six months ended June 30, 2013	East/Midwest	West	Southern Plains	Other	Total
Income (loss) from operations	$203,646	$26,307	$21,419	$(71,176)	$180,196
Charge for stock compensation	—	—	—	11,701	11,701
Impairment losses	—	—	71,846	—	71,846
Insurance deductible charges	—	—	2,500	—	2,500
Depreciation and amortization	82,157	6,627	60,714	8,188	157,686
Loss (gain) on disposal of assets	136	2,580	268	(309)	2,675
Income (loss) from unconsolidated affiliates	—	—	5,784	(242)	5,542
Non-operating items for Kansas JV	—	—	5,781	—	5,781
Adjusted EBITDA	$285,939	$35,514	$168,312	$(51,838)	$437,927

Adjusted EBITDAR for our East/Midwest segment decreased by $26.1 million, or 18.8%, and $72.0 million, or 25.2%, for the three and six months ended June 30, 2014, respectively, as compared to the three and six months ended June 30, 2013, primarily due to competition discussed below, which impacted Hollywood Casino at Charles Town Races and Hollywood Casino Lawrenceburg, weakened regional economic conditions for Hollywood Casino at Penn National Race Course, and the contribution of Hollywood Casino Perryville to GLPI on November 1, 2013, which had adjusted EBITDAR of $5.9 million and $9.4 million for the three and six months ended June 30, 2013, respectively.

Adjusted EBITDAR for our Southern Plains segment decreased by $10.6 million, or 12.7%, and $21.4 million, or 12.7%, for the three and six months ended June 30, 2014, respectively, as compared to the three and six months ended June 30, 2013, primarily due to the contribution of Hollywood Casino Baton Rouge to GLPI on November 1, 2013, which had adjusted EBITDAR of $6.8 million and $13.7 million for the three and six months ended June 30, 2013, respectively, and decreased adjusted EBITDAR for Argosy Casino Sioux City primarily due to additional legal fees of $1.4 million during the three and six months ended June 30, 2014 compared to the corresponding period in the prior year in an attempt to prevent its closure.

Adjusted EBITDAR for Other improved by $9.6 million, or 38.1%, and $19.7 million, or 38.0% for the three and six months ended June 30, 2014, respectively, as compared to the three and six months ended June 30, 2013, primarily due to lower payroll costs of $4.0 million and $8.9 million primarily attributed to lower liability based stock compensation charges of $1.9 million and $5.9 million, as well as decreased compensation costs due to the fact that certain members of Penn’s executive management team transferred their employment to GLPI as part of the spin-off, lower spin-off transaction costs and development costs of $4.3 million and $7.8 million, lower lobbying costs of $1.3 million and $1.8 million, transition service fees received from GLPI of $0.4 million and $1.2 million, and a reduction in various other items due to cost containment measures, for the three and six months ended June 30, 2014, compared to the corresponding period in the prior year. Additionally, Other includes $0.9 million for the three and six months ended June 30, 2014 in costs from our joint venture in New York.

Revenues

Revenues for the three and six months ended June 30, 2014 and 2013 were as follows (in thousands):

				Percentage
Three Months Ended June 30,	2014	2013	Variance	Variance
Gaming	$576,158	$679,829	$(103,671)	(15.2)%
Food, beverage and other	110,574	121,044	(10,470)	(8.6)%
Management service fee	3,105	3,667	(562)	(15.3)%
Revenues	689,837	804,540	(114,703)	(14.3)%
Less promotional allowances	(37,691)	(43,169)	5,478	(12.7)%
Net revenues	$652,146	$761,371	$(109,225)	(14.3)%

Six Months Ended June 30,	2014	2013	Variance	Variance
Gaming	$1,146,841	$1,397,754	$(250,913)	(18.0)%
Food, beverage and other	215,444	242,904	(27,460)	(11.3)%
Management service fee	5,563	6,714	(1,151)	(17.1)%
Revenues	1,367,848	1,647,372	(279,524)	(17.0)%
Less promotional allowances	(74,622)	(87,755)	13,133	(15.0)%
Net revenues	$1,293,226	$1,559,617	$(266,391)	(17.1)%

In our business, revenue is driven by discretionary consumer spending, which has been impacted by a slow economic recovery which has resulted in declines in the labor force participation rate, higher taxes, and increased stock market volatility. The expansion of newly constructed gaming facilities has also increased competition in many regional markets (including at some of our key facilities).

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

Gaming revenue

Gaming revenue decreased by $103.7 million, or 15.2%, and $250.9 million, or 18.0%, for the three and six months ended June 30, 2014, respectively, as compared to the three and six months ended June 30, 2013, primarily due to the variances explained below.

Gaming revenue for our East/Midwest segment decreased by $66.5 million, or 17.1%, and $167.1 million, or 20.7%, for the three and six months ended June 30, 2014, respectively, as compared to the three and six months ended June 30, 2013, primarily due to decreased gaming revenue at Hollywood Casino at Charles Town Races of $17.4 million and $47.3 million, respectively, primarily due to the continued impact of the opening of a casino complex at the Arundel Mills mall in Maryland in 2012, which added table games in April 2013 and a 52 table poker room in late August 2013, decreased gaming revenue at Hollywood Casino Lawrenceburg of $17.1 million and $50.6 million, respectively, primarily due to new competition, namely a new casino that opened on March 4, 2013 in Cincinnati, Ohio and to a lesser extent the openings of our own Columbus casino, a racino at Lebanon Raceway that opened in mid-December 2013 and a racino at Belterra Park that opened May 1, 2014, the contribution of Hollywood Casino Perryville to GLPI on November 1, 2013, which had $24.9 million and $45.8 million of gaming revenue, respectively, and to a lesser extent, decreased gaming revenue at Hollywood Casino at Penn National Race Course of $7.1 million and $15.6 million, respectively, primarily due to regional economic conditions.  The first quarter of 2014 was also impacted by a more severe winter compared to the prior year at all of our properties in the East/Midwest segment.

Gaming revenue for our Southern Plains segment decreased by $33.8 million, or 14.0%, and $77.5 million, or 15.7%, for the three and six months ended June 30, 2014, respectively, as compared to the three and six months ended June 30, 2013, primarily due to the contribution of Hollywood Casino Baton Rouge to GLPI on November 1, 2013, which had $19.4 million and $39.6 million of gaming revenue for the three and six months ended June 30, 2013, respectively, and to a lesser extent, general softness in the regional markets in which our Southern Plains properties compete, as well as additional competition from video lottery terminals in Illinois. Additionally, the first quarter of 2014 was impacted by a more severe winter compared to the prior year.

Food, beverage and other revenue

Food, beverage and other revenue decreased by $10.5 million, or 8.6%, and $27.5 million, or 11.3%, for the three and six months ended June 30, 2014, respectively, as compared to the three and six months ended June 30, 2013, primarily due to the variances explained below.

Food, beverage and other revenue for our East/Midwest segment decreased by $4.1 million, or 7.9%, and $13.7 million, or 12.9%, for the three and six months ended June 30, 2014, respectively, as compared to the three and six months ended June 30, 2013, primarily due to decreased food, beverage and other revenue at Hollywood Casino at Charles Town Races and Hollywood Casino Lawrenceburg due to the competition mentioned above, and the contribution of Hollywood Casino Perryville to GLPI on November 1, 2013, which had $1.4 million and $2.5 million of food, beverage and other revenue for the three and six months ended June 30, 2013, respectively, all of which were partially offset by the acquisition of Plainridge Racecourse in 2014, which had food, beverage and other revenue of $2.2 million and $3.9 million for the three and six months ended June 30, 2014, respectively. The first quarter of 2014 compared to the prior year was also impacted by adverse weather on racing for Hollywood Casino at Charles Town Races and Hollywood Casino at Penn National Race Course.

Food, beverage and other revenue for our Southern Plains segment decreased by $3.9 million, or 9.7%, and $10.6 million, or 13.0%, for the three and six months ended June 30, 2014, respectively, as compared to the three and six months ended June 30, 2013, primarily due to decreased food, beverage and other revenue at Hollywood Casino St. Louis primarily due to reduced complimentaries offered to customers, and the contribution of Hollywood Casino Baton Rouge to GLPI on November 1, 2013, which had $2.0 million and $4.1 million of food, beverage and other revenue for the three and six months ended June 30, 2013, respectively.

Promotional allowances

The retail value of accommodations, food and beverage, and other services furnished to guests without charge is included in gross revenues and then deducted as “promotional allowances.”  Our promotional allowance levels are determined based on various factors such as our marketing plans, competitive factors, economic conditions, and regulations.

Promotional allowances decreased by $5.5 million, or 12.7%, and $13.1 million, or 15.0%, for the three and six months ended June 30, 2014, respectively, as compared to the three and six months ended June 30, 2013, primarily due to decreased promotional allowances at Hollywood Casino St. Louis primarily due to reduced complimentaries offered to customers, and to a lesser extent the contribution of Hollywood Casino Baton Rouge to GLPI on November 1, 2013.

Operating Expenses

Operating expenses for the three and six months ended June 30, 2014 and 2013 were as follows (in thousands):

				Percentage
Three Months Ended June 30,	2014	2013	Variance	Variance
Gaming	$284,107	$341,889	$(57,782)	(16.9)%
Food, beverage and other	80,403	88,910	(8,507)	(9.6)%
General and administrative	107,898	128,730	(20,832)	(16.2)%
Rental expense related to Master Lease	104,613	—	104,613	N/A
Depreciation and amortization	47,183	80,615	(33,432)	(41.5)%
Impairment losses	4,560	71,846	(67,286)	(93.7)%
Insurance deductible charges	—	2,500	(2,500)	N/A
Total operating expenses	$628,764	$714,490	$(85,726)	(12.0)%

Six Months Ended June 30,	2014	2013	Variance	Variance
Gaming	$570,184	$703,907	$(133,723)	(19.0)%
Food, beverage and other	157,941	179,175	(21,234)	(11.9)%
General and administrative	215,637	264,307	(48,670)	(18.4)%
Rental expense related to Master Lease	208,922	—	208,922	N/A
Depreciation and amortization	94,549	157,686	(63,137)	(40.0)%
Impairment losses	4,560	71,846	(67,286)	(93.7)%
Insurance deductible charges	—	2,500	(2,500)	N/A
Total operating expenses	$1,251,793	$1,379,421	$(127,628)	(9.3)%

Gaming expense

Gaming expense decreased by $57.8 million, or 16.9%, and $133.7 million, or 19.0%, for the three and six months ended June 30, 2014, respectively, as compared to the three and six months ended June 30, 2013, primarily due to the variances explained below.

Gaming expense for our East/Midwest segment decreased by $39.7 million, or 18.3%, and $93.9 million, or 20.9%, for the three and six months ended June 30, 2014, respectively, as compared to the three and six months ended June 30, 2013, primarily due to an overall decrease in gaming taxes resulting from decreased taxable gaming revenue mentioned above at our properties in the East/Midwest segment, in addition to decreased payroll and marketing costs at the majority of our East/Midwest properties, and the contribution of Hollywood Casino Perryville to GLPI on November 1, 2013, which had $16.8 million and $32.0 million of gaming expense for the three and six months ended June 30, 2013, respectively.

Gaming expense for our Southern Plains segment decreased by $15.8 million, or 15.4%, and $35.3 million, or 16.8%, for the three and six months ended June 30, 2014, respectively, as compared to the three and six months ended June 30, 2013, primarily due to an overall decrease in gaming taxes resulting from decreased taxable gaming revenue mentioned above at our properties in the Southern Plains segment, in addition to decreased payroll and/or marketing costs at the majority of our Southern Plains properties, and the contribution of Hollywood Casino Baton Rouge to GLPI on November 1, 2013, which had $7.6 million and $15.5 million of gaming expense for the three and six months ended June 30, 2013, respectively.

Food, beverage and other expense

Food, beverage and other expense decreased by $8.5 million, or 9.6%, and $21.2 million, or 11.9%, for the three and six months ended June 30, 2014, respectively, as compared to the three and six months ended June 30, 2013, primarily due to the variances explained below.

Food, beverage and other expense for our Southern Plains segment decreased by $4.4 million, or 13.6%, and $10.0 million, or 15.4%, for the three and six months ended June 30, 2014, respectively, as compared to the three and six months ended June 30, 2013, primarily due to decreased food, beverage and other expense at Hollywood Casino St. Louis and Hollywood Casino Joliet primarily due to lower food and beverage costs as well as payroll costs, and the contribution of Hollywood Casino Baton Rouge to GLPI on November 1, 2013, which had $1.8 million and $3.7 million of food, beverage and other expense for the three and six months ended June 30, 2013, respectively.

Food, beverage and other expense for our East/Midwest segment decreased by $2.2 million, or 6.1%, and $7.7 million, or 10.5%, for the three and six months ended June 30, 2014, respectively, as compared to the three and six months ended June 30, 2013, primarily due to decreased food, beverage and other expense at Hollywood Casino at Charles Town Races, Hollywood Casino Lawrenceburg and Hollywood Casino at Penn National Race Course primarily due to lower food and beverage costs and payroll costs, and the contribution of Hollywood Casino Perryville to GLPI on November 1, 2013, which had $1.0 million and $1.9 million of food, beverage and other expense for the three and six months ended June 30, 2013, respectively, all of which were partially offset by the acquisition of Plainridge Racecourse in 2014. The first quarter of 2014 compared to the corresponding period in the prior year was also impacted by reduced purse expense due to adverse weather conditions at Hollywood Casino at Charles Town Races and Hollywood Casino at Penn National Race Course.

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

General and administrative expenses decreased by $20.8 million, or 16.2%, and $48.7 million, or 18.4%, for the three and six months ended June 30, 2014, respectively, as compared to the three and six months ended June 30, 2013, primarily due to the variances explained below.

General and administrative expenses for Other decreased by $13.8 million, or 44.8%, and $27.1 million, or 42.7%, for the three and six months ended June 30, 2014, respectively, as compared to the three and six months ended June 30, 2013, primarily due to lower liability based stock compensation charges of $1.9 million and $5.9 million and lower stock-based compensation costs of $2.9 million and $6.6 million primarily due to lower aggregate executive compensation following the Spin-Off to GLPI, lower Spin-Off transaction costs and development costs of $4.3 million and $7.8 million, lower lobbying costs of $1.3 million and $1.8 million, and a reduction in various other items due to cost containment measures, for the three and six months ended June 30, 2014, as compared to the corresponding period in the prior year.

General and administrative expenses for our Southern Plains segment decreased by $4.8 million, or 10.1%, and $12.8 million or 13.4%, for the three and six months ended June 30, 2014, respectively, as compared to the three and six months ended June 30, 2013, primarily due to the contribution of Hollywood Casino Baton Rouge to GLPI on November 1, 2013, which had $4.0 million and $8.2 million of general and administrative expenses for the three and six months ended June 30, 2013, respectively. In addition, the majority of our Southern Plains properties had decreased payroll costs for the three and six months ended June 30, 2014, compared to the corresponding period in the prior year, which was partially offset by increased legal fees of $1.4 million at Argosy Casino Sioux City related to the ongoing litigation to remain open for the three and six months ended June 30, 2014, compared to the corresponding period in the prior year.

General and administrative expenses for our East/Midwest segment decreased by $2.1 million, or 5.1%, and $6.2 million, or 7.2%, for the three and six months ended June 30, 2014, respectively, as compared to the three and six months ended June 30, 2013, primarily due to the contribution of Hollywood Casino Perryville to GLPI on November 1, 2013, which had $2.3 million and $4.4 million of general and administrative expenses for the three and six months ended June 30, 2013, respectively. In addition, the majority of our East/Midwest properties had decreased payroll costs for the three and six months ended June 30, 2014, compared to the corresponding period in the prior year.

Rental expense related to the Master Lease

The Company recognized rental expense related to the Master Lease, which totaled $104.6 million and $208.9 million for the three and six months ended June 30, 2014, respectively. The Company allocates the rental obligation to the leased properties on a monthly basis based on their proportionate share of the total EBITDAR generated by the leased properties. Additionally, the variable rent component attributable to our Hollywood Casinos in Columbus and Toledo, Ohio (which is reassessed on a monthly basis) are allocated directly to these properties.

Upon the closing of Argosy Casino Sioux City, the annual rental expense related to the Master Lease will decrease by $6.2 million (see Item 6.Exhibit 10.4).

In addition, upon the opening of the video lottery terminal facilities at our two racetracks in Ohio, which are expected to commence operations in the third quarter of 2014, the annual rental expense related to the Master Lease is anticipated to increase by approximately $19 million, which approximates ten percent of the real estate construction costs paid for by GLPI related to these facilities.

Depreciation and amortization expense

Depreciation and amortization expense decreased by $33.4 million, or 41.5%, and $63.1 million, or 40.0%, for the three and six months ended June 30, 2014, respectively, as compared to the three and six months ended June 30, 2013, primarily due to the contribution of real estate assets to GLPI as well as Hollywood Casino Perryville and Hollywood Casino Baton Rouge on November 1, 2013, partially offset by increased amortization at Argosy Casino Sioux City due to the amortization of our gaming license, which began in April 2013 with the awarding of the gaming license to another gaming operator, on a straight line basis through June 2014 (see Note 8 to the condensed consolidated financial statements for further details).

Impairment losses

During the three months ended June 30, 2014, the Company recorded a pre-tax impairment charge of $4.6 million ($2.8 million, net of taxes) in our East/Midwest segment to write-down certain idle assets to an estimated salvage value.

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

Insurance deductible charges

Insurance deductible charges for the three and six months ended June 30, 2013 were related to a pre-tax insurance loss of $2.5 million for the three months ended June 30, 2013 for the tornado damage at Hollywood Casino St. Louis.

Other income (expenses)

Other income (expenses) for the three and six months ended June 30, 2014 and 2013 were as follows (in thousands):

				Percentage
Three Months Ended June 30,	2014	2013	Variance	Variance
Interest expense	$(10,892)	$(27,060)	$16,168	(59.7)%
Interest income	790	343	447	130.3%
Income from unconsolidated affiliates	1,473	3,821	(2,348)	(61.4)%
Other	(1,823)	2,402	(4,225)	(175.9)%
Total other expenses	$(10,452)	$(20,494)	$10,042	(49.0)%

				Percentage
Six Months Ended June 30,	2014	2013	Variance	Variance
Interest expense	$(22,187)	$(54,984)	$32,797	(59.6)%
Interest income	1,257	605	652	107.8%
Income from unconsolidated affiliates	3,956	5,542	(1,586)	(28.6)%
Other	(192)	3,066	(3,258)	(106.3)%
Total other expenses	$(17,166)	$(45,771)	$28,605	(62.5)%

Interest expense

Interest expense decreased by $16.2 million, or 59.7%, and $32.8 million, or 59.6%, for the three and six months ended June 30, 2014, respectively, as compared to the three and six months ended June 30, 2013. The decrease was primarily attributable to our lower levels of indebtedness subsequent to the Spin-Off.

Income from unconsolidated affiliates

Income from unconsolidated affiliates decreased by $2.3 million, or 61.4%, and $1.6 million, or 28.6%, for the three and six months ended June 30, 2014, respectively, as compared to the three and six months ended June 30, 2013, primarily due to a favorable property tax settlement of $1.5 million in the second quarter of 2013 for our joint venture in Kansas Entertainment, as well as $0.9 million for the three and six months ended June 30, 2014 in costs from our joint venture in New York.

Other

Other decreased by $4.2 million, or 175.9%, and $3.3 million, or 106.3%, for the three and six months ended June 30, 2014, respectively, as compared to the three and six months ended June 30, 2013, primarily due to a gain on redemption of corporate debt securities of $1.3 million for the three months ended June 30, 2013, as well as increased foreign currency translation losses for the three and six months ended June 30, 2014.

Taxes

The Company’s effective tax rate (income taxes as a percentage of income from operations before income taxes) was 67.7% and 64.1% for the three and six months ended June 30, 2014, respectively, primarily due to a significant year-over-year reduction in pre-tax earnings which has magnified the impact on non-deductible expenses such as lobbying, and increases in reserves for uncertain tax positions.

The Company’s effective tax rate was 146.2% and 60.5% for the three and six months ended June 30, 2013, respectively, primarily due to the non-deductible portion of the goodwill impairment charge at Argosy Casino Sioux City recorded during the three months ended June 30, 2013.

The Company’s annual effective tax rate can vary from period to period depending on the geographic mix of earnings, the level of tax credits and certain discretionary charges such as non-deductible lobbying and increases in reserves for uncertain tax positions.  The combination of these and other factors, including the history of pre-tax earnings, are taken into consideration when assessing the realization of the net deferred tax assets (see Note 10 to the condensed consolidated financial statements).

Liquidity and Capital Resources

Historically and prospectively, our primary sources of liquidity and capital resources have been and will be cash flow from operations, borrowings from banks and proceeds from the issuance of debt and equity securities.

Net cash provided by operating activities totaled $121.9 million and $291.4 million for the six months ended June 30, 2014 and 2013, respectively.  The decrease in net cash provided by operating activities of $169.5 million for the six months ended June 30, 2014 compared to the corresponding period in the prior year was comprised primarily of a decrease in cash receipts from customers of $281.1 million and rental expense related to the Master Lease of $208.9 million for the six months ended June 30, 2014, all of which were partially offset by a decrease in cash paid to suppliers and vendors of $223.8 million, cash paid to employees of $51.9 million, interest payments of $30.8 million, and income tax payments of $25.2 million, as well as an increase in receipt of cash from earnings of our joint venture in Kansas for $2.0 million. The decrease in cash receipts collected from our customers and the decrease in cash payments for operating expenses and to employees for the six months ended June 30, 2014 compared to the prior year was primarily due to new and continued competition on our operations, in particular in our East/Midwest segment and Southern Plains segment, the contribution of Hollywood Casino Perryville and Hollywood Casino Baton Rouge to GLPI on November 1, 2013, lower payroll costs due to cost containment measures, and lower general and administrative expenses for Other of $27.1 million. The decrease in interest payments for the six months ended June 30, 2014 compared to the prior year was primarily due to lower levels of indebtedness subsequent to the Spin-Off. The decrease in income tax payments for the six months ended June 30, 2014 compared to the prior year was primarily due to a significant decline in pre-tax earnings.

Net cash used in investing activities totaled $170.2 million and $81.7 million for the six months ended June 30, 2014 and 2013, respectively. The increase in net cash used in investing activities of $88.5 million for the six months ended June 30, 2014 compared to the corresponding period in the prior year was primarily due to our Massachusetts gaming license payment of $25.0 million in March 2014, the acquisition of Plainridge Racecourse in April 2014 for $42.0 million, $20.0 million in gaming license fees related to the new Ohio racinos, advances to the Jamul Tribe of $18.9 million (see Note 3 to the condensed consolidated financial statements), a decrease in cash in escrow of $8.0 million, and $6.7 million decrease in proceeds from sale of investment in corporate debt securities, partially offset by decreased capital project expenditures of $34.7 million primarily due to the residual payments made related to openings of Hollywood Casino Columbus and Hollywood Casino Toledo as well as the rebranding of our St. Louis facility in 2013.

Net cash provided by (used in) financing activities totaled $6.6 million and ($235.1) million for the six months ended June 30, 2014 and 2013, respectively. The increase in net cash provided by financing activities of $241.7 million for the six months ended June 30, 2014 compared to the corresponding period in the prior year was primarily due to lower net repayments on our long-term debt of $241.8 million, and repurchases of preferred stock of $22.3 million in 2013, partially offset by lower proceeds from the exercise of options of $26.8 million.

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

The following table summarizes our expected capital project expenditures by segment for the fiscal year ending December 31, 2014, and actual expenditures for the six months ended June 30, 2014 (excluding licensing fees and net of reimbursements). The table below should not be utilized to predict future expected capital project expenditures subsequent to 2014.

Property	Expected for Year Ending December 31, 2014	Expenditures for Six Months Ended June 30, 2014	Balance to Expend in 2014
		(in millions)

East/Midwest	$121.2	$13.6	$107.6
West	22.3	11.4	10.9
Southern Plains	10.3	8.8	1.5
Other	2.9	2.3	0.6
Total	$156.7	$36.1	$120.6

In June 2012, we announced that we had filed applications with the Ohio Lottery Commission for Video Lottery Sales Agent Licenses for our Ohio racetracks, Raceway Park and Beulah Park, and with the Ohio State Racing Commission for permission to relocate the racetracks to Dayton and Austintown, respectively. On May 1, 2013, we received approval from the Ohio Racing Commission for our relocation plans. Construction started in late May 2013 for the new Hollywood-themed facility in Austintown, with a $161 million budget, inclusive of a $75 million relocation fee and $50 million license fee, featuring a new thoroughbred racetrack and approximately 850 video lottery terminals, as well as various restaurants, bars and other amenities. The new Austintown facility will be located on 193 acres in Austintown’s Centrepointe Business Park near the intersection of Interstate 80 and Ohio Route 46. For Dayton, construction started in late May 2013 for the new Hollywood-themed facility, with a $165 million budget, inclusive of a $75 million relocation fee and $50 million license fee, featuring a new standardbred racetrack and approximately 1,000 video lottery terminals, as well as various restaurants, bars and other amenities. The Dayton facility will be located on 119 acres on the site of an abandoned Delphi Automotive plant near Wagner Ford and Needmore roads in North Dayton. The $75 million relocation fee for each Ohio racetrack is based on the present value of the contractual obligation, which is $7.5 million upon opening, with 18 additional semi-annual payments of $4.8 million beginning one year after opening.  For the license fee for each Ohio racetrack, we paid $10 million in the second quarter of 2014, and anticipate paying the remaining license fee as follows:  (i) $15 million upon opening, and (ii) $25 million on the one year anniversary of the commencement of gaming. As of June 30, 2014, Penn incurred cumulative costs of $15.9 million and $15.9 million for the Austintown facility and the Dayton facility, respectively, which includes the first payment of the license fee previously mentioned.  The Company expects to open both in the third quarter of 2014.  As part of the Spin-Off, GLPI is responsible for certain real estate related construction costs for the Austintown facility and the Dayton facility and, upon completion of the facilities, will become part of the Master Lease.

On February 28, 2014, the Massachusetts Gaming Commission awarded the Company a Category Two slots-only gaming license, and on March 14, 2014, the Company broke ground on the development of Plainridge Park Casino in Plainville, Massachusetts. Plainridge Park Casino is anticipated to be a $225 million (including licensing fees) fully integrated racing and gaming facility featuring live harness racing and simulcasting with 1,250 slot machines, various dining options, structured and surface parking, a 26,000 square foot grandstand, and a 13,000 square foot clubhouse. We expect Plainridge Park Casino to open in June 2015.  As of June 30, 2014, total cumulative costs were $69.3 million, which includes a $25 million gaming license fee, which was paid in March 2014, and the acquisition of Plainridge Racecourse for $42.4 million, which was paid in April 2014 (see Note 5 to the condensed consolidated financial statements).

During the six months ended June 30, 2014, we spent approximately $44.3 million for capital maintenance expenditures, with $13.5 million at our East/Midwest segment, $4.7 million at our West segment, $24.5 million at our Southern Plains segment, and $1.6 million for Other. The majority of the capital maintenance expenditures were for slot machines and slot machine equipment.

Jamul Tribe

Note receivable to the Jamul Tribe, which totaled $29.5 million at June 30, 2014, is accounted for as a loan in Other Assets on the condensed consolidated balance sheet and as such is not included in the capital expenditures table presented above.  The budget for this development project is $360 million. We expect the project to be completed in mid-2016 which will include the construction of a three-story gaming and entertainment facility of approximately 200,000 square feet featuring over 1,700 slot machines, 50 live table games, including poker, multiple restaurants, bars and lounges and a partially enclosed parking structure with over 1,900 spaces.

Cash generated from operations and cash available under the revolving credit facility portion of our senior secured credit facility funded our capital projects, capital maintenance expenditures and Jamul Tribe project in 2014 to date.

Senior Secured Credit Facility

On October 30, 2013, the Company entered into a new senior secured credit facility. The new senior secured credit facility consists of a five year $500 million revolver, a five year $500 million Term Loan A facility, and a seven year $250 million Term Loan B facility. The Company’s senior secured credit facility had a gross outstanding balance of $736.3 million at June 30, 2014, consisting of a $487.5 million Term Loan A facility and a $248.8 million Term Loan B facility. This compares with a $750 million gross outstanding balance at December 31, 2013 which consisted of a $500 million Term Loan A facility and a $250 million Term Loan B facility.  No balances were outstanding on the revolving credit facility at June 30, 2014 and December 31, 2013. Additionally, at June 30, 2014 and December 31, 2013, the Company was contingently obligated under letters of credit issued pursuant to the senior secured credit facility with face amounts aggregating $22.4 million and $22.1 million, respectively, resulting in $477.6 million and $477.9 million of available borrowing capacity as of June 30, 2014 and December 31, 2013, respectively, under the revolving credit facility.

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

At June 30, 2014, the Company was in compliance with all required covenants.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The table below provides information at June 30, 2014 about our financial instruments that are sensitive to changes in interest rates. For debt obligations, the table presents notional amounts maturing during the period and the related weighted-average interest rates by maturity dates. Notional amounts are used to calculate the contractual payments to be exchanged by maturity date and the weighted-average interest rates are based on implied forward LIBOR rates at June 30, 2014.

	07/01/14 - 06/30/15	07/01/15 - 06/30/16	07/01/16 - 06/30/17	07/01/17 - 06/30/18	07/01/18 - 06/30/19	Thereafter	Total	Fair Value 06/30/14
	(in thousands)
Long-term debt:
Fixed rate	$—	$—	$—	$—	$—	$300,000	$300,000	$284,250
Average interest rate						5.88%

Variable rate	$27,500	$33,750	$46,250	$52,500	$340,000	$236,250	$736,250	$735,628
Average interest rate (1)	4.02%	4.26%	4.43%	4.59%	4.69%	5.54%

(1)                                 Estimated rate, reflective of forward LIBOR plus the spread over LIBOR applicable to variable-rate borrowing.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Controls and Procedures

The Company’s management, under the supervision and with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of June 30, 2014, which is the end of the period covered by this Quarterly Report on Form 10-Q. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well-designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2014 to ensure that information required to be disclosed by the Company in reports we file or submit under the Exchange Act is (i) recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the United States Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to the Company’s management, including the Company’s principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

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

Risks Related to Our Business

Our development project in Plainville, Massachusetts is subject to a state-wide referendum.

In November 2014, there will be a state-wide referendum in the Commonwealth of Massachusetts, pursuant to which voters will determine whether to repeal the Massachusetts Expanded Gaming Act, the legislation that authorizes slot machine gaming at our development project in Plainville, Massachusetts.  Despite the uncertainty surrounding this referendum, we are continuing to move forward with construction of the planned $225 million Plainridge Park Casino in Plainville, Massachusetts.  As of June 30, 2014, we have invested over $69 million with respect to the project, including the payment of a $25 million license fee to the Commonwealth of Massachusetts.  Although we believe the referendum will ultimately be defeated (and the enabling legislation affirmed), the Company may be unable to recover all or any of its investment in Massachusetts in the event the referendum passes and the enabling legislation is overturned. In addition, a repeal of the enabling legislation could lead to significant litigation involving the Company, the cost and outcome of which would be difficult to predict. As a result, the repeal of the enabling legislation in Massachusetts could have a material adverse effect on our business, consolidated financial condition and results of operations.

ITEM 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Program

April 1, 2014 - April 30, 2014	20,735	12.45	N/A	N/A
May 1, 2014 - May 31, 2014	—	—	N/A	N/A
June 1, 2014 - June 30, 2014	24	11.60	N/A	N/A

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

10.1

Executive Agreement dated June 13, 2014 by and between Penn National Gaming, Inc. and Timothy J. Wilmott. (Incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K, filed on June 13, 2014).

10.2

Executive Agreement dated June 13, 2014 by and between Penn National Gaming, Inc. and Jay A. Snowden. (Incorporated by reference to Exhibit 10.2 to the Company’s current report on Form 8-K, filed on June 13, 2014).

10.3	Penn National Gaming, Inc. 2008 Long Term Incentive Compensation Plan, as amended. (Incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K, filed on June 12, 2014).

10.4*	Second Amendment to the Master Lease.

31.1*	CEO Certification pursuant to rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

31.2*	CFO Certification pursuant to rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

32.1*	CEO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	CFO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Balance Sheets at June 30, 2014 and December 31, 2013, (ii) the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2014 and 2013, (iii) the Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2014 and 2013, (iv) the Condensed Consolidated Statements of Changes in Shareholders’ Equity for the six months ended June 30, 2014 and 2013, (v) the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2014 and 2013 and (vi) the notes to the Condensed Consolidated Financial Statements, tagged as blocks of text.

*                                         Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PENN NATIONAL GAMING, INC.

August 1, 2014	By:	/s/ Timothy J. Wilmott
Timothy J. Wilmott
Chief Executive Officer

EXHIBIT INDEX

Exhibit	Description of Exhibit

10.1

Executive Agreement dated June 13, 2014 by and between Penn National Gaming, Inc. and Timothy J. Wilmott. (Incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K, filed on June 13, 2014).

10.2

Executive Agreement dated June 13, 2014 by and between Penn National Gaming, Inc. and Jay A. Snowden. (Incorporated by reference to Exhibit 10.2 to the Company’s current report on Form 8-K, filed on June 13, 2014).

10.3	Penn National Gaming, Inc. 2008 Long Term Incentive Compensation Plan, as amended. (Incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K, filed on June 12, 2014).

10.4*	Second Amendment to the Master Lease.

31.1*	CEO Certification pursuant to rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

31.2*	CFO Certification pursuant to rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

32.1*	CEO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	CFO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Balance Sheets at June 30, 2014 and December 31, 2013, (ii) the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2014 and 2013, (iii) the Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2014 and 2013, (iv) the Condensed Consolidated Statements of Changes in Shareholders’ Equity for the six months ended June 30, 2014 and 2013, (v) the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2014 and 2013 and (vi) the notes to the Condensed Consolidated Financial Statements, tagged as blocks of text.

*                                         Filed herewith.