Form 10-Q
period 2014-09-30
PENN NATIONAL GAMING INC
filed 2014-11-07
CIK 921738

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title	Outstanding as of October 30 2014
Common Stock, par value $.01 per share	78,703,844 (includes132,497 shares of restricted stock)

This document contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  These statements can be identified by the use of forward-looking terminology such as “believes,” “estimates,” “expects,” “intends,” “may,” “will,” “should” or “anticipates” or the negative or other variation of these or similar words, or by discussions of future events, strategies, or risks and uncertainties.  Actual results may vary materially from expectations.  Although Penn National Gaming, Inc. (“Penn”) and its subsidiaries (together with Penn, collectively, the “Company”) believe that our expectations are based on reasonable assumptions within the bounds of our knowledge of our business, there can be no assurance that actual results will not differ materially from our expectations.  Meaningful factors that could cause actual results to differ from expectations include, but are not limited to, risks related to the following: our ability to obtain timely regulatory approvals required to own, develop and/or operate our facilities, or other delays or impediments to completing our planned acquisitions or projects, including favorable resolution of any related litigation, including the ongoing appeal by the Ohio Roundtable addressing the legality of video lottery terminals in Ohio; our ability to secure federal, state and local permits and approvals necessary for our construction projects; construction factors, including delays, unexpected remediation costs, local opposition, organized labor, and increased cost of labor and materials; our ability to maintain agreements with our horsemen, pari-mutuel clerks and other organized labor groups; with respect to the proposed Jamul project near San Diego, California, particular risks associated with financing a project of this type, sovereign immunity, local opposition (including several pending lawsuits), and building a complex project on a relatively small parcel; the passage of state, federal or local legislation (including referenda) that would expand, restrict, further tax, prevent or negatively impact operations in or adjacent to the jurisdictions in which we do or seek to do business (such as a smoking ban at any of our facilities); with respect to our Massachusetts project, the ultimate location of the other gaming facilities in the state and; with respect to our joint venture project in New York, risks related to our ability to secure local support for our site, licensing from the state and the extent and location of other applications and competition; the effects of local and national economic, credit, capital market, housing, and energy conditions on the economy in general and on the gaming and lodging industries in particular; the activities of our competitors and the rapid emergence of new competitors (traditional, internet and sweepstakes based and taverns); increases in the effective rate of taxation at any of our properties or at the corporate level; our ability to identify attractive acquisition and development opportunities and to agree to terms with partners/municipalities for such transactions; the costs and risks involved in the pursuit of such opportunities and our ability to complete the acquisition or development of, and achieve the expected returns from, such opportunities; our expectations for the continued availability and cost of capital; the outcome of pending legal proceedings; changes in accounting standards; our dependence on key personnel; the impact of terrorism and other international hostilities; the impact of weather; and other factors as discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, subsequent Quarterly Reports on Form 10-Q and Current Reports on Form 8-K as filed with the United States Securities and Exchange Commission.  The Company does not intend to update publicly any forward-looking statements except as required by law.

PENN NATIONAL GAMING, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Penn National Gaming, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

	September 30,	December 31,
	2014	2013
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$230,707	$292,995
Receivables, net of allowance for doubtful accounts of $2,243 and $2,752 at September 30, 2014 and December 31, 2013, respectively	42,303	52,538
Prepaid expenses	45,807	62,724
Deferred income taxes	74,589	71,093
Other current assets	10,667	29,511
Total current assets	404,073	508,861
Property and equipment, net	745,355	497,457
Other assets
Investment in and advances to unconsolidated affiliates	183,067	193,331
Goodwill	491,048	492,398
Other intangible assets	475,096	359,648
Debt issuance costs, net of accumulated amortization of $5,330 and $922 at September 30, 2014 and December 31, 2013, respectively	26,617	30,734
Deferred income taxes	8,898	—
Other assets	128,945	101,562
Total other assets	1,313,671	1,177,673
Total assets	$2,463,099	$2,183,991

Liabilities
Current liabilities
Current maturities of long-term debt	$30,547	$27,598
Accounts payable	41,689	22,580
Accrued expenses	136,582	98,009
Accrued interest	7,457	5,027
Accrued salaries and wages	83,505	86,498
Gaming, pari-mutuel, property, and other taxes	65,290	52,053
Insurance financing	3,035	3,020
Other current liabilities	72,166	66,684
Total current liabilities	440,271	361,469

Long-term liabilities
Long-term debt, net of current maturities	1,198,848	1,023,194
Deferred income taxes	—	13,912
Noncurrent tax liabilities	19,318	19,966
Other noncurrent liabilities	6,424	7,050
Total long-term liabilities	1,224,590	1,064,122

Shareholders’ equity
Series B Preferred stock ($.01 par value, 1,000,000 shares authorized, 0 shares issued at September 30, 2014 and December 31, 2013)	—	—
Series C Preferred stock ($.01 par value, 18,500 shares authorized, 8,624 shares issued at September 30, 2014 and December 31, 2013)	—	—
Common stock ($.01 par value, 200,000,000 shares authorized, 78,653,531 and 77,788,393 shares issued at September 30, 2014 and December 31, 2013, respectively)	781	775
Additional paid-in capital	911,615	887,556
Retained deficit	(113,584)	(130,314)
Accumulated other comprehensive (loss) income	(574)	383
Total shareholders’ equity	798,238	758,400
Total liabilities and shareholders’ equity	$2,463,099	$2,183,991

See accompanying notes to the condensed consolidated financial statements.

Penn National Gaming, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(in thousands, except per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

Revenues
Gaming	$573,216	$641,777	$1,720,057	$2,039,531
Food, beverage and other	107,266	112,687	322,710	355,591
Management service fee	3,240	3,685	8,803	10,399
Revenues	683,722	758,149	2,051,570	2,405,521
Less promotional allowances	(37,782)	(43,714)	(112,404)	(131,469)
Net revenues	645,940	714,435	1,939,166	2,274,052
Operating expenses
Gaming	288,355	325,576	858,539	1,029,483
Food, beverage and other	79,040	84,471	236,981	263,646
General and administrative	116,510	131,140	332,147	395,447
Rental expense related to Master Lease	104,625	—	313,547	—
Depreciation and amortization	40,253	79,968	134,802	237,654
Impairment losses	—	—	4,560	71,846
Insurance (recoveries) deductible charges	(5,674)	—	(5,674)	2,500
Total operating expenses	623,109	621,155	1,874,902	2,000,576
Income from operations	22,831	93,280	64,264	273,476

Other income (expenses)
Interest expense	(11,189)	(25,060)	(33,376)	(80,044)
Interest income	1,025	369	2,282	974
Income from unconsolidated affiliates	2,291	2,296	6,247	7,838
Other	1,583	(436)	1,391	2,630
Total other expenses	(6,290)	(22,831)	(23,456)	(68,602)

Income from operations before income taxes	16,541	70,449	40,808	204,874
Income tax provision	8,042	29,132	23,596	110,466
Net income	$8,499	$41,317	$17,212	$94,408

Earnings per common share:
Basic earnings per common share	$0.10	$0.43	$0.20	$0.98
Diluted earnings per common share	$0.10	$0.40	$0.19	$0.92

See accompanying notes to the condensed consolidated financial statements.

Penn National Gaming, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income

(in thousands) (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

Net income	$8,499	$41,317	$17,212	$94,408
Other comprehensive income, net of tax:
Foreign currency translation adjustment during the period	(876)	302	(957)	(697)
Change in fair value of corporate debt securities
Unrealized holding losses on corporate debt securities arising during the period	—	—	—	(98)
Less: Reclassification adjustments for gains included in net income	—	—	—	(1,296)
Change in fair value of corporate debt securities, net	—	—	—	(1,394)
Other comprehensive income (loss)	(876)	302	(957)	(2,091)
Comprehensive income	$7,623	$41,619	$16,255	$92,317

See accompanying notes to the condensed consolidated financial statements.

Penn National Gaming, Inc. and Subsidiaries

Condensed Consolidated Statements of Changes in Shareholders’ Equity

(in thousands, except share data) (unaudited)

	Preferred Stock		Common Stock		Additional Paid-In	Retained Earnings	Accumulated Other Comprehensive	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	(Deficit)	Income (Loss)	Equity
Balance, December 31, 2012	12,275	$—	77,446,601	$769	$1,451,965	$795,173	$3,022	$2,250,929
Repurchase of preferred stock	(225)	—	—	—	(22,275)	—	—	(22,275)
Share-based compensation arrangements, net of tax benefits of $7,805	—	—	1,837,927	16	71,238	—	—	71,254
Change in fair value of corporate debt securities	—	—	—	—	—	—	(1,394)	(1,394)
Foreign currency translation adjustment	—	—	—	—	—	—	(697)	(697)
Net income	—	—	—	—	—	94,408	—	94,408
Balance, September 30, 2013	12,050	$—	79,284,528	$785	$1,500,928	$889,581	$931	$2,392,225

Balance, December 31, 2013	8,624	$—	77,788,393	$775	$887,556	$(130,314)	$383	$758,400
Share-based compensation arrangements, net of tax benefits of $9,830	—	—	865,138	6	24,059	—	—	24,065
Distribution of net assets to Gaming and Leisure Properties, Inc (See Note 2)	—	—	—	—	—	(482)	—	(482)
Foreign currency translation adjustment	—	—	—	—	—	—	(957)	(957)
Net income	—	—	—	—	—	17,212	—	17,212
Balance, September 30, 2014	8,624	$—	78,653,531	$781	$911,615	$(113,584)	$(574)	$798,238

See accompanying notes to the condensed consolidated financial statements.

Penn National Gaming, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(in thousands) (unaudited)

Nine Months Ended September 30,	2014	2013
Operating activities
Net income	$17,212	$94,408
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	134,802	237,654
Amortization of items charged to interest expense	4,532	6,450
Accretion of settlement value on long term obligations	456	1,217
Loss on sale of fixed assets	98	2,833
Hollywood Casino St. Louis tornado deductible charges	—	2,500
Income from unconsolidated affiliates	(6,247)	(7,838)
Distributions of earnings from unconsolidated affiliates	17,500	17,000
Deferred income taxes	(24,972)	(16,567)
Charge for stock-based compensation	8,012	18,070
Impairment losses and write downs	7,860	71,846
Gain on investment in corporate debt securities	—	(1,325)
Gain on sale of Bullwhackers	—	(444)
Decrease (increase), net of businesses acquired
Accounts receivable	9,469	9,443
Insurance receivable	—	(1,062)
Prepaid expenses and other current assets	(4,467)	(7,814)
Other assets	4,325	(35,391)
Increase (decrease), net of businesses acquired
Accounts payable	4,019	(2,672)
Accrued expenses	(11,427)	(30,700)
Accrued interest	2,430	(9,288)
Accrued salaries and wages	(2,993)	(11,124)
Gaming, pari-mutuel, property and other taxes	13,237	16,472
Income taxes	25,205	66,059
Other current and noncurrent liabilities	4,856	5,777
Other noncurrent tax liabilities	777	2,454
Net cash provided by operating activities	204,684	427,958
Investing activities
Capital project expenditures, net of reimbursements	(95,568)	(96,967)
Capital maintenance expenditures	(65,699)	(62,106)
Advances to Jamul Tribe	(30,499)	—
Proceeds from sale of property and equipment	1,172	3,272
Proceeds from sale of investment in corporate debt securities	—	6,679
Proceeds from sale of Bullwhackers, net of cash on hand	—	4,996
Investment in joint ventures	(1,000)	(500)
Decrease in cash in escrow	18,000	26,000
Acquisition of businesses and gaming and other licenses	(118,678)	(590)
Net cash used in investing activities	(292,272)	(119,216)
Financing activities
Proceeds from exercise of options	6,223	45,379
Repurchase of preferred stock	—	(22,275)
Proceeds from issuance of long-term debt, net of issuance costs	64,935	20,064
Principal payments on long-term debt	(40,703)	(351,361)
Principal payments on long-term obligations	(15,000)	—
Proceeds from insurance financing	14,816	15,306
Payments on insurance financing	(14,801)	(16,256)
Tax benefit from share based awards exercised	9,830	7,805
Net cash provided by (used in) financing activities	25,300	(301,338)
Net (decrease) increase in cash and cash equivalents	(62,288)	7,404
Cash and cash equivalents at beginning of year	292,995	260,467
Cash and cash equivalents at end of period	$230,707	$267,871

Supplemental disclosure
Interest expense paid, net of amounts capitalized	$25,946	$82,296
Income taxes paid	$11,247	$58,349

See accompanying notes to the condensed consolidated financial statements.

Penn National Gaming, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

1.  Organization and Basis of Presentation

Penn National Gaming, Inc. (“Penn” and, together with its subsidiaries, collectively, the “Company”) is a diversified, multi-jurisdictional owner and manager of gaming and pari-mutuel properties. As of September 30, 2014, the Company owned, managed, or had ownership interests in twenty-six facilities in the following seventeen jurisdictions: Florida, Illinois, Indiana, Kansas, Maine, Maryland, Massachusetts, Mississippi, Missouri, Nevada, New Jersey, New Mexico, Ohio, Pennsylvania, Texas, West Virginia and Ontario. On July 30, 2014, the Company closed its facility in Sioux City, Iowa.  In addition, Beulah Park and Raceway Park in Ohio were closed as the racetracks were relocated to Hollywood Gaming at Mahoning Valley Race Course, which opened on September 17, 2014, and Hollywood Gaming at Dayton Raceway, which opened on August 28, 2014, respectively.

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

The condensed consolidated financial statements include the accounts of Penn and its subsidiaries. Investment in and advances to unconsolidated affiliates that do not meet the consolidation criteria of the authoritative guidance for voting interest, controlling interest or variable interest entities, are accounted for under the equity method. All significant intercompany accounts and transactions have been eliminated in consolidation.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses for the reporting periods. Actual results could differ from those estimates.  For purposes of comparability, certain prior period amounts have been reclassified to conform to the current year presentation.

Operating results for the nine months ended September 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014. The notes to the consolidated financial statements contained in the Annual Report on Form 10-K for the year ended December 31, 2013 should be read in conjunction with these condensed consolidated financial statements.  The December 31, 2013 financial information has been derived from the Company’s audited consolidated financial statements.

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

On November 1, 2013, Penn entered into a Tax Matters Agreement with GLPI, which governs the respective rights, responsibilities and obligations of the two companies after the Spin-Off with respect to payment of tax liabilities, entitlement of refunds, and filing of tax returns and sets forth certain covenants and indemnities.  Pursuant to the Tax Matters Agreement, Penn has prepared and filed a federal consolidated income tax return for 2013, which included a combination of Penn and GLPI legal entities for the activity prior to the Spin-Off. Adjustments in the future for the impact of the final consolidated income tax return will be recorded to either shareholders’ equity or the statement of income depending on the specific item giving rise to the adjustment. In conjunction with the filing of the final 2013 consolidated income tax return with the Internal Revenue Service, Penn recorded a decrease to shareholders’ equity of $0.5 million updated to reflect returns have been filed during the nine months ended September 30, 2014.

3.  Summary of Significant Accounting Policies

Revenue Recognition and Promotional Allowances

Gaming revenue consists mainly of slot and video lottery gaming machine revenue as well as to a lesser extent table game and poker revenue. Gaming revenue is the aggregate net difference between gaming wins and losses, with liabilities recognized for funds deposited by customers before gaming play occurs, for “ticket-in, ticket-out” coupons in the customers’ possession, and for accruals related to the anticipated payout of progressive jackpots. Progressive slot machines, which contain base jackpots that increase at a progressive rate based on the number of coins played, are charged to revenue as the amount of the jackpots increases. Table game revenue is the aggregate of table drop adjusted for the change in aggregate table chip inventory. Table drop is the total dollar amount of the currency, coins, chips, tokens and outstanding markers (credit instruments) that are removed from the live gaming tables.

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

The amounts included in promotional allowances for the three and nine months ended September 30, 2014 and 2013 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(in thousands)
Rooms	$8,955	$9,639	$25,452	$27,951
Food and beverage	26,228	31,327	79,620	95,049
Other	2,599	2,748	7,332	8,469
Total promotional allowances	$37,782	$43,714	$112,404	$131,469

The estimated cost of providing such complimentary services for the three and nine months ended September 30, 2014 and 2013 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(in thousands)
Rooms	$2,737	$2,946	$7,949	$8,741
Food and beverage	10,999	13,138	33,561	40,066
Other	1,320	1,396	3,875	4,485
Total cost of complimentary services	$15,056	$17,480	$45,385	$53,292

Gaming and Racing Taxes

The Company is subject to gaming and pari-mutuel taxes based on gross gaming revenue and pari-mutuel revenue in the jurisdictions in which it operates. The Company primarily recognizes gaming and pari-mutuel tax expense based on the statutorily required percentage of revenue that is required to be paid to state and local jurisdictions in the states where or in which wagering occurs. In certain states in which the Company operates, gaming taxes are based on graduated rates. The Company records gaming tax expense at the Company’s estimated effective gaming tax rate for the year, considering estimated taxable gaming revenue and the applicable rates. Such estimates are adjusted each interim period. If gaming tax rates change during the year, such changes are applied prospectively in the determination of gaming tax expense in future interim periods. Finally, the Company recognizes purse expense based on the statutorily required percentage of revenue that is required to be paid out in the form of purses to the winning owners of horse races run at the Company’s racetracks in the period in which wagering occurs. For the three and nine months ended September 30, 2014, these expenses, which are recorded primarily within gaming expense in the condensed consolidated statements of operations, were $221.5 million and $664.1 million, respectively, as compared to $251.2 million and $800.2 million for the three and nine months ended September 30, 2013, respectively.

Rental Expense related to the Master Lease

As of September 30, 2014, the Company leases from GLPI real property assets associated with eighteen of the Company’s gaming and related facilities used in the Company’s operations.

The rent structure under the Master Lease, which became effective November 1, 2013, includes a fixed component, a portion of which is subject to an annual escalator up to 2% if certain rent coverage ratio thresholds are met, and a component that is based on the performance of the facilities, which is prospectively adjusted, subject to a floor of zero (i) every five years by an amount equal to 4% of the average change to net revenues of all facilities under the Master Lease (other than Hollywood Casino Columbus and Hollywood Casino Toledo) during the preceding five years, and (ii) monthly by an amount equal to 20% of the change in net revenues of Hollywood Casino Columbus and Hollywood Casino Toledo during the preceding month.  In addition, with the openings of Hollywood Gaming at Mahoning Valley Race Course and Hollywood Gaming at Dayton Raceway in the third quarter of 2014, these properties began paying rent subject to the terms of the Master Lease.

In April 2014, an amendment to the Master Lease was entered into in order to amend certain provisions relating to the Sioux City property.  In accordance with the amendment, upon the ceasing of gaming operations at Argosy Casino Sioux City on July 30, 2014 due to the termination of its gaming license, the annual rent payable to GLPI was reduced by $6.2 million.

The Master Lease is commonly known as a triple-net lease. Accordingly, in addition to rent, the Company is required to pay the following, among other things: (1) all facility maintenance; (2) all insurance required in connection with the leased properties and the business conducted on the leased properties; (3) taxes levied on or with respect to the leased properties (other than taxes on the income of the lessor); and (4) all utilities and other services necessary or appropriate for the leased properties and the business conducted on the leased properties. At the Company’s option, the Master Lease may be extended for up to four five-year renewal terms beyond the initial fifteen-year term, on the same terms and conditions.

Total rental expense under the Master Lease was $104.6 million and $313.5 million for the three and nine months ended September 30, 2014, respectively.

Long-term asset related to the Jamul Tribe

On April 5, 2013, the Company announced that, subject to final National Indian Gaming Commission approval, it and the Jamul Indian Village of California (the “Tribe”) had entered into definitive agreements to jointly develop a Hollywood Casino-branded casino on the Tribe’s trust land in San Diego County, California.  The definitive agreements were entered into to: (i) secure the development, management, and branding services of the Company to assist the Tribe during the pre-development and entitlement phase of the project; (ii) set forth the terms and conditions under which the Company will provide a loan or loans to the Tribe to fund certain development costs; and (iii) create an exclusive arrangement between the parties.

The Tribe is a federally recognized Indian Tribe holding a government-to-government relationship with the U.S. through the U.S. Department of the Interior’s Bureau of Indian Affairs and possessing certain inherent powers of self-government.  The Tribe is the beneficial owner of approximately six acres of reservation land located within the exterior boundaries of the State of California held by the U.S. in trust for the Tribe (the “Property”).  The Tribe exercises jurisdiction over the Property pursuant to its powers of self-government and consistent with the resolutions and ordinances of the Tribe.  The arrangement between the Tribe and the Company provides the Tribe with the expertise, knowledge and capacity of a proven developer and operator of gaming facilities and provides the Company with the exclusive right to administer and oversee planning, designing, development, construction management, and coordination during the development and construction of the project as well as the management of a gaming facility on the Property.

The proposed $360 million development project will include a three-story gaming and entertainment facility of approximately 200,000 square feet featuring over 1,700 slot machines, 50 live table games, including poker, multiple restaurants, bars and lounges and a partially enclosed parking structure with over 1,900 spaces.  In mid-January 2014, the Company announced the commencement of construction activities at the site and it is anticipated that the facility will open in mid-2016.  The Company may, under certain circumstances, provide backstop financing to the Tribe in connection with the project and, upon opening, will manage and provide branding for the casino. The Company has a conditional loan commitment to the Tribe (that can be terminated under certain circumstances) for up to $400 million and anticipates it will fund approximately $360 million related to this development.

The Company is accounting for the development agreement and related loan commitment letter with the Tribe as a loan (note receivable) with accrued interest in accordance with ASC 310 “Receivables.”  The loan represents advances made by the Company to the Tribe for the development and construction of a gaming facility for the Tribe on reservation land.  As such, the Tribe will own the casino and its related assets and liabilities.  The Company has a note receivable with the Tribe for $44.0 million and $7.0 million, which includes accrued interest of $2.1 million and $0.5 million, at September 30, 2014 and December 31, 2013, respectively.  The note receivable is included in other assets within the condensed consolidated balance sheets.  Collectability of the note receivable will be derived from the revenues of the casino operations once the project is completed.  Based on the Company’s current progress with this project, the Company believes collectability of the note is highly certain.  However, in the event that the Company’s internal projections related to the profitability of this project and/or the timing of the opening are inaccurate, the Company may be required to record a reserve related to the collectability of this note receivable.

The Company considered whether the arrangement with the Tribe represents a variable interest that should be accounted for pursuant to the Variable Interest Entities (“VIE”) Subsections of ASC 810 “Consolidation”.  We noted that the scope and scope exceptions of ASC 810-10-15-12(e) states that a reporting entity shall not consolidate a government organization or financing entity established by a government organization (other than certain financing entities established to circumvent the provisions of the VIE Subsections of ASC 810).  Based on the status of the Tribe as a government organization, we believe our arrangement with the Tribe is not within the scope defined by ASC 810.

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

At September 30, 2014, the Company had outstanding 8,624 shares of Series C Preferred Stock and at September 30, 2013, had outstanding 12,050 shares of Series B Redeemable Preferred Stock (“Series B Preferred Stock”). The Company determined that both classes of preferred stock qualified as a participating security as defined in ASC 260 since these securities participate in dividends with the Company’s common stock. In accordance with ASC 260, a company is required to use the two-class method when computing EPS when a company has a security that qualifies as a “participating security.” The two-class method is an earnings allocation formula that determines EPS for each class of common stock and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings. A participating security is included in the computation of basic EPS using the two-class method. Under the two-class method, basic EPS for the Company’s common stock is computed by dividing net income applicable to common stock by the weighted-average common shares outstanding during the period. Diluted EPS for the Company’s common stock is computed using the more dilutive of the two-class method or the if-converted method.

The following table sets forth the allocation of net income for the three and nine months ended September 30, 2014 and 2013 under the two-class method:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(in thousands)

Net income	$8,499	$41,317	$17,212	$94,408
Net income applicable to preferred stock	841	7,691	1,708	17,692
Net income applicable to common stock	$7,658	$33,626	$15,504	$76,716

The following table reconciles the weighted-average common shares outstanding used in the calculation of basic EPS to the weighted-average common shares outstanding used in the calculation of diluted EPS for the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(in thousands)
Determination of shares:
Weighted-average common shares outstanding	78,510	78,635	78,297	78,169
Assumed conversion of dilutive employee stock-based awards	1,832	2,929	1,998	3,020
Assumed conversion of restricted stock	51	111	82	101
Diluted weighted-average common shares outstanding before participating security	80,393	81,675	80,377	81,290
Assumed conversion of preferred stock	8,624	21,767	8,624	21,817
Diluted weighted-average common shares outstanding	89,017	103,442	89,001	103,107

Share-based equity awards of 954,709 and 935,147 were outstanding during the three and nine months ended September 30, 2014, respectively, but were not included in the computation of diluted EPS because they were antidilutive. Share-based equity awards of 20,625 and 30,625 were outstanding during the three and nine months ended September 30, 2013, respectively, but were not included in the computation of diluted EPS because they were antidilutive.

The following table presents the calculation of basic EPS for the Company’s common stock (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

Calculation of basic EPS:
Net income applicable to common stock	$7,658	$33,626	$15,504	$76,716
Weighted-average common shares outstanding	78,510	78,635	78,297	78,169
Basic EPS	$0.10	$0.43	$0.20	$0.98

The following tables present the calculation of diluted EPS for the Company’s common stock (in thousands, except per share data):

	Three months ended September 30,	Nine months ended September 30,
	2014	2014

Calculation of diluted EPS using two-class method:
Net income applicable to common stock	$7,658	$15,504
Diluted weighted-average common shares outstanding before participating security	80,393	80,377
Diluted EPS	$0.10	$0.19

	Three months ended September 30,	Nine months ended September 30,
	2013	2013

Calculation of diluted EPS using if-converted method:
Net income	$41,317	$94,408
Diluted weighted-average common shares outstanding	103,442	103,107
Diluted EPS	$0.40	$0.92

Stock-Based Compensation

The Company accounts for stock compensation under ASC 718, “Compensation-Stock Compensation,” which requires the Company to expense the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. This expense is recognized ratably over the requisite service period following the date of grant.

The fair value for stock options was estimated at the date of grant using the Black-Scholes option-pricing model, which requires management to make certain assumptions. The risk-free interest rate was based on the U.S. Treasury spot rate with a term equal to the expected life assumed at the date of grant. Expected volatility was estimated based on the historical volatility of the Company’s stock price over a period of 5.45 years, in order to match the expected life of the options at the grant date. Historically, at the grant date, there has been no expected dividend yield assumption since the Company has not paid any cash dividends on its common stock since its initial public offering in May 1994 and since the Company intends to retain all of its earnings to finance the development of its business for the foreseeable future. The weighted-average expected life was based on the contractual term of the stock option and expected employee exercise dates, which was based on the historical and expected exercise behavior of the Company’s employees.  The Company granted 916,522 stock options during the nine months ended September 30, 2014.

The Company’s cash-settled phantom stock unit awards (“PSUs”), which vest over a period of three to five years, entitle employees and directors to receive cash based on the fair value of the Company’s common stock on the vesting date.  The PSUs are accounted for as liability awards and are re-measured at fair value each reporting period until they become vested with compensation expense being recognized over the requisite service period in accordance with ASC 718-30, “Compensation—Stock Compensation, Awards Classified as Liabilities.” The Company has a liability, which is included in accrued salaries and wages within the condensed consolidated balance sheets, associated with its PSUs of $5.5 million and $6.8 million at September 30, 2014 and December 31, 2013, respectively.

For the Company’s stock appreciation rights (“SARs”), the fair value of the SARs is calculated during each reporting period and estimated using the Black-Scholes option pricing model based on the various inputs discussed below. The Company’s SARs, which vest over a period of four years, are accounted for as liability awards since they will be settled in cash. The Company has a liability, which is included in accrued salaries and wages within the condensed consolidated balance sheets, associated with its SARs of $10.0 million and $11.4 million at September 30, 2014 and December 31, 2013, respectively.

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

Stock-based compensation expense for the three and nine months ended September 30, 2014 was $2.9 million and $8.0 million, respectively, as compared to $6.4 million and $18.1 million for the three and nine months ended September 30, 2013, respectively. The decrease is primarily due to the fact that certain members of Penn’s executive management team transferred their employment to GLPI following the Spin-Off as well as lower aggregate executive compensation following the Spin-Off.

For PSUs held by Penn employees, there was $24.5 million of total unrecognized compensation cost at September 30, 2014 that will be recognized over the grants remaining weighted average vesting period of 2.61 years. For the three and nine months ended September 30, 2014, the Company recognized $2.1 million and $4.7 million, respectively, of compensation expense associated with these awards, as compared to $3.3 million and $8.3 million for the three and nine months ended September 30, 2013, respectively. Amounts paid by the Company for the nine months ended September 30, 2014 on these cash-settled awards totaled $6.0 million, compared to $3.7 million for the nine months ended September 30, 2013.

For SARs held by Penn employees, there was $7.3 million of total unrecognized compensation cost at September 30, 2014 that will be recognized over the awards remaining weighted average vesting period of 2.52 years. For the three and nine months ended September 30, 2014, the Company recognized $0.1 million and $0.2 million, respectively, of compensation expense associated with these awards, as compared to $0.4 million and $4.1 million for the three and nine months ended September 30, 2013, respectively. The reason for these declines was due to a drop in the stock prices of GLPI and Penn common stock during 2014.  Amounts paid by the Company for the three and nine months ended September 30, 2014 on these cash-settled awards totaled $0.4 million and $1.6 million, respectively, as compared to $0.2 million and $1.5 million for the three and nine months ended September 30, 2013, respectively.

The following are the weighted-average assumptions used in the Black-Scholes option-pricing model at September 30, 2014 and 2013:

	2014	2013

Risk-free interest rate	1.68%	1.08%
Expected volatility	44.80%	46.27%
Dividend yield	—	—
Weighted-average expected life (years)	5.45	6.57

Segment Information

The Company’s Chief Executive Officer, who is the Company’s Chief Operating Decision Maker, as that term is defined in ASC 280, “Segment Reporting” (“ASC 280”), measures and assesses the Company’s business performance based on regional operations of various properties grouped together based primarily on their geographic locations. In January 2014, the Company named Jay Snowden as its Chief Operating Officer and the Company decided in connection with this announcement to re-align its reporting structure. Starting in January 2014, the Company’s reportable segments are: (i) East/Midwest, (ii) West, and (iii) Southern Plains.

The East/Midwest reportable segment consists of the following properties: Hollywood Casino at Charles Town Races, Hollywood Casino Bangor, Hollywood Casino at Penn National Race Course, Hollywood Casino Lawrenceburg, Hollywood Casino Toledo, Hollywood Casino Columbus, Hollywood Gaming at Dayton Raceway, which opened on August 28, 2014, and Hollywood Gaming at Mahoning Valley Race Course, which opened on September 17, 2014.  It also includes the Company’s Casino Rama management service contract and the Plainville project in Massachusetts which the Company expects to open in June 2015. It also previously included Hollywood Casino Perryville, which was contributed to GLPI on November 1, 2013.

The West reportable segment consists of the following properties: Zia Park Casino and the M Resort, as well as the Jamul development project, which the Company anticipates completing in mid-2016.

The Southern Plains reportable segment consists of the following properties: Hollywood Casino Aurora, Hollywood Casino Joliet, Argosy Casino Alton, Argosy Casino Riverside, Hollywood Casino Tunica, Hollywood Casino Gulf Coast (formerly Hollywood Casino Bay St. Louis), Boomtown Biloxi, and Hollywood Casino St. Louis, and includes the Company’s 50% investment in Kansas Entertainment, LLC (“Kansas Entertainment”), which owns the Hollywood Casino at Kansas Speedway. On July 30, 2014, the Company closed Argosy Casino Sioux City. This segment also previously included Hollywood Casino Baton Rouge, which was contributed to GLPI on November 1, 2013.

The Other category consists of the Company’s standalone racing operations, namely Rosecroft Raceway, Sanford-Orlando Kennel Club, and the Company’s joint venture interests in Sam Houston Race Park, Valley Race Park, and Freehold Raceway, as well as the Company’s 50% joint venture with the Cordish Companies in New York. It also previously included the Company’s Bullwhackers property, which was sold in July 2013. If the Company is successful in obtaining gaming operations at these locations, they would be assigned to one of the Company’s reportable segments. The Other category also includes the Company’s corporate overhead operations which does not meet the definition of an operating segment under ASC 280.

The prior year amounts were reclassified to conform to the Company’s new reporting structure in accordance with ASC 280.  See Note 10 to the condensed consolidated financial statements for further information with respect to the Company’s segments.

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

	Foreign Currency	Available for sale securities	Total

Other comprehensive income (loss):
Balance at December 31, 2012	$1,628	$1,394	$3,022
Foreign currency translation adjustment	(697)	—	(697)
Unrealized holding losses on corporate debt securities	—	(98)	(98)
Realized gain on redemption of corporate debt securities	—	(1,296)	(1,296)
Ending balance at September 30, 2013	$931	$—	$931

Balance at December 31, 2013	$383	$—	$383
Foreign currency translation adjustment	(957)	—	(957)
Ending balance at September 30, 2014	$(574)	$—	$(574)

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

Long-term Debt

The fair value of the Company’s Term Loan A and B components of its senior secured credit facility and senior unsecured notes is estimated based on quoted prices in active markets and as such is a Level 1 measurement. The fair value of the remainder of the Company’s senior secured credit facility approximates its carrying value as it is revolving, variable rate debt and as such is a Level 2 measurement.  The fair value of the Company’s contingent purchase price consideration related to its Plainridge Racecourse acquisition which is classified in other long-term obligations is estimated based on a discounted cash flow model (See Note 5 to the condensed consolidated financial statements) and as such is a Level 3 measurement.  There have been no changes in the estimated fair value of this Level 3 measurement since the acquisition. The fair value of the Company’s remaining other long-term obligations approximates its carrying value as the discount rate of 5% was determined based on an agreement with the State of Ohio (See Note 8 to the condensed consolidated financial statements) and as such is a Level 2 measurement.

The estimated fair values of the Company’s financial instruments are as follows (in thousands):

	September 30, 2014		December 31, 2013
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	$230,707	$230,707	$292,995	$292,995
Financial liabilities:
Long-term debt
Senior secured credit facility	773,277	769,190	748,777	748,150
Senior unsecured notes	300,000	279,000	300,000	297,000
Other long-term obligations	153,956	153,956	—	—

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

5.  Acquisitions

In September 2013, the Company entered into an option and purchase agreement to purchase Plainridge Racecourse in Massachusetts with the sellers having no involvement in the business or operations from that date forward.  The Company subsequently began to operate Plainridge Racecourse effective January 1, 2014 pursuant to a temporary operations agreement. On February 28, 2014, the Massachusetts Gaming Commission awarded the Company a Category Two slots-only gaming license, and in early March 2014, the Company exercised its option to purchase the Plainridge Racecourse. This acquisition reflects the continuing efforts of the Company to expand its gaming operations through the development of new gaming properties. The fixed portion of the purchase price was paid on April 11, 2014.  The option and purchase agreement also contained contingent purchase price consideration that is calculated based on the projected earnings of the gaming operations over the first ten years of operations.  Based on the option and purchase agreement, the first payment will be made 60 days after the completion of the first four full fiscal quarters of operation, and every year for ten years after the first payment. The fair value of this liability was determined to be $18.5 million based on an income approach from the Company’s internal earning projections and was discounted at a rate consistent with the risk a third party market participant would require holding the identical instrument as an asset. This liability is included in long-term debt on the condensed consolidated balance sheet at September 30, 2014.  At each reporting period, the Company will assess the fair value of this obligation and changes in its value will be recorded in earnings.  The preliminary purchase price allocation resulted in an increase in land and buildings of $57.9 million and $3.0 million of goodwill.

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

6.  Property and Equipment

Property and equipment, net, consists of the following:

	September 30,	December 31,
	2014	2013
	(in thousands)

Land and improvements	$42,350	$14,714
Building and improvements	171,712	156,443
Furniture, fixtures, and equipment	1,206,020	1,190,252
Leasehold improvements	230,681	24,301
Construction in progress	44,148	25,389
Total property and equipment	1,694,911	1,411,099
Less accumulated depreciation	(949,556)	(913,642)
Property and equipment, net	$745,355	$497,457

Property and equipment, net increased by $247.9 million for the nine months ended September 30, 2014 primarily due to the acquisition of Plainridge Racecourse (see Note 5 to the condensed consolidated financial statements), construction costs for the development of Plainridge Park Casino, the addition of a new hotel at Zia Park Casino and the addition of two new racinos in Ohio, as well as normal capitalized maintenance expenditures, all of which were partially offset by depreciation expense for the nine months ended September 30, 2014.  The increase also resulted from the relocation fees for the two racinos in Ohio which both opened in the third quarter of 2014.  In June 2013, the Company finalized the terms of its memorandum of understanding with the State of Ohio, which included an agreement by the Company to pay a relocation fee in return for being able to relocate its existing racetracks in Toledo and Grove City to Dayton and Austintown, respectively. Upon opening, the relocation fee for each new racino was recorded at the present value of the contractual obligation, which was calculated to be $75 million based on the 5% discount rate included in the agreement (see Note 8 to the condensed consolidated financial statements for further details on the obligation). Based on relevant authoritative accounting guidance, the Company determined that the relocation fee met the definition of a real estate preacquisition cost and as such was capitalized.

All construction costs funded by Penn are considered an improvement to the real property assets leased from GLPI under the Master Lease and as such are recorded as leasehold improvements. During the nine months ended September 30, 2014, certain costs associated with the new hotel at Zia Park Casino and the two new racinos in Ohio, including the relocation fees, all of which opened in the third quarter of 2014, were recorded as leasehold improvements.

Depreciation expense, totaled $39.7 million and $123.7 million for the three and nine months ended September 30, 2014, respectively, as compared to $74.9 million and $226.6 million for the three and nine months ended September 30, 2013, respectively. Interest capitalized in connection with major construction projects was $0.3 million and $0.5 million for the three and nine months ended September 30, 2014, respectively, as compared to $0.5 million and $0.9 million for the three and nine months ended September 30, 2013, respectively.  Depreciation expense decreased by $35.2 million and $102.9 million for the three and nine months ended September 30, 2014, respectively, as compared to the corresponding period in the prior year, primarily due to the contribution of real estate assets to GLPI on November 1, 2013 (see Note 2 to the condensed consolidated financial statements).

During the second quarter of 2014, the Company recorded a pre-tax impairment charge of $4.6 million ($2.8 million, net of taxes) to write-down certain idle assets to their estimated salvage value.

7.  Other Intangible Assets

The table below presents the gross carrying value, accumulated amortization, and net book value of each major class of other intangible assets at September 30, 2014 and December 31, 2013:

	September 30, 2014			December 31, 2013
	(in thousands)
	Gross Carrying Value	Accumulated Amortization	Net Book Value	Gross Carrying Value	Accumulated Amortization	Net Book Value
Indefinite-life intangible assets	$474,436	$—	$474,436	$349,224	$—	$349,224
Argosy Casino Sioux City gaming license	20,949	20,949	—	20,949	12,569	8,380
Other intangible assets	56,126	55,466	660	55,665	53,621	2,044
Total	$551,511	$76,415	$475,096	$425,838	$66,190	$359,648

Indefinite-life intangible assets increased by $125.2 million for the nine months ended September 30, 2014 primarily due to the $100 million of gaming license fees for Hollywood Gaming at Dayton Raceway and Hollywood Gaming at Mahoning Valley Race Course, as well as the $25 million gaming license fee associated with Plainridge Park Casino (see Note 5 to the condensed consolidated financial statements).  Half of the gaming license fee for both Ohio racinos has been paid ($10 million for each facility in the second quarter of 2014 and $15 million upon opening for each facility) with the remaining $50 million ($25 million for each facility) due one year from commencement of operations. The remaining gaming license fees to be paid are included in accrued expenses within the condensed consolidated balance sheet at September 30, 2014.

Intangible asset amortization expense was $0.6 million and $11.1 million for the three and nine months ended September 30, 2014, respectively, as compared to $5.1 million and $11.0 million for the three and nine months ended September 30, 2013, respectively. The amortization of the gaming license for Argosy Casino Sioux City, which began in April 2013 with the awarding of the gaming license to another gaming operator, was completed in June 2014 (see Note 9 to the condensed consolidated financial statements for further details).

8.  Long-term Debt

Long-term debt, net of current maturities, is as follows:

	September 30,	December 31,
	2014	2013
	(in thousands)

Senior secured credit facility	$774,375	$750,000
$300 million 5.875% senior unsecured notes due November 1, 2021	300,000	300,000
Other long term obligations	153,956	—
Capital leases	2,162	2,015
	1,230,493	1,052,015
Less current maturities of long-term debt	(30,547)	(27,598)
Less discount on senior secured credit facility Term Loan B	(1,098)	(1,223)
	$1,198,848	$1,023,194

The following is a schedule of future minimum repayments of long-term debt as of September 30, 2014 (in thousands):

Within one year	$30,547
1-3 years	112,819
3-5 years	454,720
Over 5 years	632,407
Total minimum payments	$1,230,493

Senior Secured Credit Facility

On October 30, 2013, the Company entered into a new senior secured credit facility. The new senior secured credit facility consists of a five year $500 million revolver, a five year $500 million Term Loan A facility, and a seven year $250 million Term Loan B facility. The Company’s senior secured credit facility had a gross outstanding balance of $774.4 million at September 30, 2014, consisting of a $481.3 million Term Loan A facility, a $248.1 million Term Loan B facility, and $45.0 million outstanding on the revolving credit facility. This compares with a $750 million gross outstanding balance at December 31, 2013 which consisted of a $500 million Term Loan A facility and a $250 million Term Loan B facility. No balances were outstanding on the revolving credit facility at December 31, 2013. Additionally, at September 30, 2014 and December 31, 2013, the Company was contingently obligated under letters of credit issued pursuant to the senior secured credit facility with face amounts aggregating $22.8 million and $22.1 million, respectively, resulting in $432.2 million and $477.9 million of available borrowing capacity as of September 30, 2014 and December 31, 2013, respectively, under the revolving credit facility.

Other Long Term Obligations

Other long term obligations at September 30, 2014 of $154.0 million include $18.5 million for the contingent purchase price consideration related to the purchase of Plainridge Racecourse (See Note 5 to the condensed consolidated financial statements) and $135.5 million related to the relocation fees for Hollywood Gaming at Dayton Raceway and Hollywood Gaming at Mahoning Valley Race Course (see Note 6 to the condensed consolidated financial statements).  The relocation fee for each facility is payable as follows: $7.5 million upon the opening of the facility and eighteen semi-annual payments of $4.8 million beginning one year from the commencement of operations. This obligation was measured at its present value and is accreted to interest expense at an effective yield of 4.9%. The amount included in interest expense related to other long-term obligations was $0.5 million for the three and nine months ended September 30, 2014.

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

At September 30, 2014, the Company was in compliance with all required covenants.

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

After the February 28, 2014 Massachusetts Gaming Commission (“Commission”) slots parlor license award to the Company’s subsidiary Springfield Gaming and Redevelopment LLC (“SGR”), individuals and entities associated with Raynham Park, LLC, an unsuccessful bidder for the same license which did not receive any votes in the application process, filed a writ of certiorari and mandamus action on May 9, 2014 in the Supreme Judicial Court for Suffolk County seeking to annul or revoke the license award and named the Commission and SGR as defendants.  The plaintiffs alleged that the Commission’s decision was arbitrary and capricious because it awarded the license to an applicant whose license application failed to disclose pertinent information.  Plaintiffs also contended that the seller of Plainridge Park property retained an improper interest in the operation.  SGR contends that all required information was submitted to and carefully considered by the Commission including the specific items that are discussed in the plaintiffs’ action.  SGR also contends that the seller of the Plainridge Park property will have no involvement in the operation.  The Company’s motion to dismiss the action was granted and the case has ended.

Gaming licenses in Iowa are typically issued jointly to a gaming operator and a local charitable organization known as a QSO. The agreement between the Company’s gaming operator subsidiary in Iowa, Belle of Sioux City, L.P. (“Belle”), and its QSO, Missouri River Historical Development, Inc. (“MRHD”), expired in early July 2012. On July 12, 2012, when presented with an extension of the Company’s QSO/operating agreement for the Sioux City facility through March 2015, the Iowa Racing and Gaming Commission (“IRGC”) refused to approve the extension.  The IRGC nevertheless concluded that the casino could continue to operate without an effective operating agreement. The IRGC also announced a schedule for requests for proposals for a new land-based Woodbury County casino. Under protest, the Company submitted two proposals for a new gaming and entertainment destination in Woodbury County for the IRGC’s consideration. On April 18, 2013, the IRGC awarded the license to another gaming operator. In August 2013, the IRGC formally denied the Company’s application for a renewal of its state license; however, the IRGC affirmed its intention to permit the Company to continue operations at its Sioux City facility until such time as the new casino opens to the public, but not beyond. The Belle has filed numerous petitions challenging the IRGC’s actions in the Iowa District Court in Polk County, Iowa.  The Company contends that the IRGC violated the Belle’s constitutional rights, Iowa State law, and its own rules and regulations in the actions the IRGC has taken against Belle and its license.

In addition, the Ohio Racing Commission’s decision to permit Raceway Park to relocate its Toledo racetrack to Dayton was challenged in the Franklin County Court of Common Pleas by Lebanon Trotting Club, Inc., the prior owner of a neighboring racetrack.  The Ohio Racing Commission and Raceway Park filed briefs requesting the Franklin County Court to uphold the Ohio Racing Commission’s decision.  In July 2014, the lawsuit was dismissed by the court and Lebanon Trotting Club, Inc. did not appeal making the decision final.

On March 5-6, 2014, the IRGC held a contested case hearing to determine whether Belle could retain its gaming license.  On April 17, 2014, the IRGC ruled that Argosy Casino Sioux City must cease operations by July 1, 2014.  In response, the Company filed a petition for judicial review to vacate or reverse the IRGC’s April 17, 2014 order. This petition was dismissed by the court and the Company has appealed this dismissal order to the Iowa Supreme Court, along with a request to keep the casino open pending a decision on the appeal. On July 25, 2014, the Iowa Supreme Court denied the request to stay closure while the appeal is pending.

Therefore, on July 30, 2014, Argosy Casino Sioux City ceased its operations.  The Company’s appeal of its closure order remains pending.

The Company has also appealed numerous actions taken by the IRGC that resulted in the license awarded for a land-based casino in Woodbury County.  This preceding is pending.

10.  Segment Information

The following tables present certain information with respect to the Company’s segments. Intersegment revenues between the Company’s segments were not material in any of the periods presented below.

	East/Midwest	West	Southern Plains	Other	Total
	(in thousands)
Three months ended September 30, 2014
Net revenues	$371,505	$58,626	$210,309	$5,500	$645,940
Income (loss) from operations	17,842	5,054	24,195	(24,260)	22,831
Depreciation and amortization	24,304	2,018	12,264	1,667	40,253
Income (loss) from unconsolidated affiliates	—	—	2,546	(255)	2,291
Capital expenditures	63,979	8,091	7,124	1,759	80,953

Three months ended September 30, 2013
Net revenues	403,900	57,463	246,443	6,629	714,435
Income (loss) from operations	85,162	7,402	35,176	(34,460)	93,280
Depreciation and amortization	39,741	3,487	32,697	4,043	79,968
Income (loss) from unconsolidated affiliates	—	—	2,599	(303)	2,296
Capital expenditures	23,185	3,396	15,976	(101)	42,456

Nine months ended September 30, 2014
Net revenues	1,082,310	178,579	658,792	19,485	1,939,166
Income (loss) from operations	44,447	20,536	63,392	(64,111)	64,264
Depreciation and amortization	77,038	5,259	47,088	5,417	134,802
Income (loss) from unconsolidated affiliates	—	—	7,619	(1,372)	6,247
Impairment losses	4,560	—	—	—	4,560
Capital expenditures	91,077	24,138	40,457	5,595	161,267

Nine months ended September 30, 2013
Net revenues	1,293,391	181,057	773,548	26,056	2,274,052
Income (loss) from operations	288,808	33,708	56,595	(105,635)	273,476
Depreciation and amortization	121,898	10,115	93,411	12,230	237,654
Income (loss) from unconsolidated affiliates	—	—	8,383	(545)	7,838
Impairment losses	—	—	71,846	—	71,846
Capital expenditures	90,127	6,313	58,205	4,428	159,073

Balance sheet at September 30, 2014
Total assets	968,114	271,898	908,674	314,413	2,463,099
Investment in and advances to unconsolidated affiliates	52	—	117,868	65,147	183,067
Goodwill and other intangible assets, net	264,147	146,474	551,446	4,077	966,144

Balance sheet at December 31, 2013
Total assets	590,606	212,098	945,472	435,815	2,183,991
Investment in and advances to unconsolidated affiliates	79	—	127,749	65,503	193,331
Goodwill and other intangible assets, net	120,458	146,012	566,016	19,560	852,046

11.  Income Taxes

At September 30, 2014 and December 31, 2013, the Company had a net deferred tax asset balance of $83.5 million and $57.2 million, respectively, within its condensed consolidated balance sheets. The Company accounts for income taxes in accordance with ASC 740, “Income Taxes” (“ASC 740”). Under ASC 740, deferred tax assets and liabilities are determined based on the differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities and are measured at the prevailing enacted tax rates that will be in effect when these differences are settled or realized. ASC 740 also requires that deferred tax assets be reduced by a valuation allowance if it is more-likely-than-not that some portion or all of the deferred tax assets will not be realized.

The realizability of the net deferred tax assets is evaluated quarterly by assessing the valuation allowance and by adjusting the amount of the allowance, if necessary. The Company considers all available positive and negative evidence including projected future taxable income and available tax planning strategies that could be implemented to realize the net deferred tax assets.  The evaluation of both positive and negative evidence is a requirement pursuant to ASC 740 in determining more-likely-than-not the net deferred tax assets will be realized.  In the event the Company determines that the deferred income tax assets would be realized in the future in excess of their net recorded amount, an adjustment to the valuation allowance would be recorded, which would reduce the provision for income taxes. As such, the Company reduced the valuation allowance for the three months ended September 30, 2014 in the amount of $1.0 million pertaining to a partial utilization of a capital loss carry forward.

As of September 30, 2014 and December 31, 2013, the Company was in a three-year pre-tax cumulative loss position which is significant negative evidence in the determination of whether a valuation allowance is required on deferred tax assets, due to significant goodwill and intangible asset impairment charges of $1,058.4 million incurred in the fourth quarter of 2013, as a result of the Spin-Off to GLPI.  Absent these significant charges, the Company would have recorded pretax earnings for 2013 and would not have been in a three year pre-tax cumulative loss position.  Additionally, for the nine months ended September 30, 2014, the Company recorded pretax earnings of $40.8 million.

As of September 30, 2014, the Company has concluded that it is more-likely-than-not that the net deferred tax assets of $83.5 million will be realized based on projected future taxable income and tax planning strategies and the fact that the significant impairment charges recorded in 2013 are not anticipated to impact the future earnings of the Company.  The Company made this determination after considering both positive and negative evidence in accordance with ASC 740.

12.  Insurance Recoveries

Hollywood Casino St. Louis Tornado

On May 31, 2013, Hollywood Casino St. Louis sustained damage as a result of a tornado and was forced to close for approximately fourteen hours. At the time of the tornado, the Company carried property insurance coverage with a limit of $600 million for both property damage and business interruption applicable to this event. This coverage included a $2.5 million property damage deductible and two days of business interruption deductible for the peril of a tornado.

The Company received $8.7 million in insurance proceeds related to the tornado at Hollywood Casino St. Louis, with $5.7 million received in 2014 and $3.0 million received in 2013. As the insurance recovery amount exceeded the net book value of assets believed to be damaged or destroyed and other costs incurred as a result of the tornado at Hollywood Casino St. Louis in 2013, the Company recorded a pre-tax gain of $5.7 million during the three months ended September 30, 2014. During the third quarter of 2014, the insurance claim for the tornado at Hollywood Casino St. Louis was settled and no further proceeds will be received.

Previously, the Company recorded a $2.5 million pre-tax loss for the property damage insurance deductible during the three months ended June 30, 2013, and a $2.4 million pre-tax gain for proceeds received that exceeded the net book value of assets believed to be damaged or destroyed and other costs incurred as a result of the tornado at Hollywood Casino St. Louis during the three months ended December 31, 2013.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our Operations

We are a leading, diversified, multi-jurisdictional owner and manager of gaming and pari-mutuel properties. As of September 30, 2014, we owned, managed, or had ownership interests in twenty-six facilities in the following seventeen jurisdictions: Florida, Illinois, Indiana, Kansas, Maine, Maryland, Massachusetts, Mississippi, Missouri, Nevada, New Jersey, New Mexico, Ohio, Pennsylvania, Texas, West Virginia and Ontario. On July 30, 2014, the Company closed its facility in Sioux City, Iowa.  In addition, Beulah Park and Raceway Park in Ohio were closed as the racetracks were relocated to Hollywood Gaming at Mahoning Valley Race Course, which opened on September 17, 2014, and Hollywood Gaming at Dayton Raceway, which opened on August 28, 2014, respectively.  We believe that our portfolio of assets provides us with geographically diversified cash flows from operations.

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

As mentioned above, in the third quarter of 2014, we opened two facilities in Dayton and Austintown, Ohio, which feature 1,000 and 850 video lottery terminals, respectively, as well as various restaurants, bars, and other amenities, in the third quarter of 2014. In addition, we are in the process of constructing an integrated racing and gaming facility in Plainville, Massachusetts, which we expect to open in June 2015, as well as the Jamul development project near San Diego, California, which the Company anticipates completing in mid-2016.

The vast majority of our revenue is gaming revenue, derived primarily from gaming on slot machines (which represented approximately 83% and 84% of our gaming revenue in 2013 and 2012, respectively) and to a lesser extent, table games, which is highly dependent upon the volume and spending levels of customers at our properties. Other revenues are derived from our management service fee from Casino Rama, our transition service fees from Gaming and Leisure Properties, Inc., or GLPI, our hotel, dining, retail, admissions, program sales, concessions and certain other ancillary activities, and our racing operations. Our racing revenue includes our share of pari-mutuel wagering on live races after payment of amounts returned as winning wagers, our share of wagering from import and export simulcasting, and our share of wagering from our off-track wagering facilities.

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

Spin-Off of Real Estate Assets through a Real Estate Investment Trust

On November 1, 2013, we completed our plan to separate our gaming operating assets from our real property assets by creating GLPI, a newly formed, publicly traded REIT, through a tax free Spin-Off. Penn effected the Spin-Off by distributing one share of common stock of GLPI to the holders of Penn common stock and Series C Preferred Stock for every share of Penn common stock and every 1/1000th of a share of Series C Preferred Stock that they held at the close of business on October 16, 2013, the record date for the Spin-Off.  In addition, through a series of internal corporate restructurings, Penn contributed to GLPI substantially all of the assets and liabilities associated with Penn’s real property interests and real estate development business, as well as all of the assets and liabilities of Hollywood Casino Baton Rouge and Hollywood Casino Perryville, which are referred to as the “TRS Properties.” As a result of the Spin-Off, GLPI owns substantially all of Penn’s former real property assets and leases back those assets (other than the TRS Properties) to Penn for use by its subsidiaries, under a “triple net” Master Lease (which has a 15-year initial term that can be extended at Penn’s option for up to four five-year renewal terms), as well as owns and operates the TRS Properties. Penn continues to operate the leased gaming facilities and hold the associated gaming licenses with these facilities.

On November 1, 2013, Penn entered into a Tax Matters Agreement with GLPI, which governs the respective rights, responsibilities and obligations of the two companies after the Spin-Off with respect to payment of tax liabilities, entitlement of refunds, and filing of tax returns and sets forth certain covenants and indemnities.  Pursuant to the Tax Matters Agreement, Penn has prepared and filed a federal consolidated income tax return for 2013, which included a combination of Penn and GLPI legal entities for the activity prior to the Spin-Off. Adjustments in the future for the impact of the final consolidated income tax return may be recorded to either shareholders’ equity or the statement of income depending on the specific item giving rise to the adjustment. In conjunction with the filing of the final 2013 consolidated income tax return with the Internal Revenue Service, Penn recorded a decrease to shareholders’ equity of $0.5 million updated to reflect returns have been filed during the nine months ended September 30, 2014.

Segment Information

The Company’s Chief Executive Officer, who is the Company’s Chief Operating Decision Maker, as that term is defined in ASC 280, measures and assesses the Company’s business performance based on regional operations of various properties grouped together based primarily on their geographic locations. In January 2014, the Company named Jay Snowden as its Chief Operating Officer and the Company decided in connection with this announcement to re-align its reporting structure. Starting in January 2014, the Company’s reportable segments are: (i) East/Midwest, (ii) West, and (iii) Southern Plains. The prior year amounts were reclassified to conform to the Company’s new reporting structure in accordance with ASC 280.

The East/Midwest reportable segment consists of the following properties: Hollywood Casino at Charles Town Races, Hollywood Casino Bangor, Hollywood Casino at Penn National Race Course, Hollywood Casino Lawrenceburg, Hollywood Casino Toledo, Hollywood Casino Columbus, Hollywood Gaming at Dayton Raceway, which opened on August 28, 2014, and Hollywood Gaming at Mahoning Valley Race Course, which opened on September 17, 2014.  It also includes the Company’s Casino Rama management service contract and the Plainville project in Massachusetts which the Company expects to open in June 2015.  It also previously included Hollywood Casino Perryville, which was contributed to GLPI on November 1, 2013.

The West reportable segment consists of the following properties: Zia Park Casino and the M Resort, as well as the Jamul development project, which the Company anticipates completing in mid-2016.

The Southern Plains reportable segment consists of the following properties: Hollywood Casino Aurora, Hollywood Casino Joliet, Argosy Casino Alton, Argosy Casino Riverside, Hollywood Casino Tunica, Hollywood Casino Gulf Coast (formerly Hollywood Casino Bay St. Louis), Boomtown Biloxi, and Hollywood Casino St. Louis, and includes the Company’s 50% investment in Kansas Entertainment, which owns the Hollywood Casino at Kansas Speedway. On July 30, 2014, the Company closed Argosy Casino Sioux City. It also previously included Hollywood Casino Baton Rouge, which was contributed to GLPI on November 1, 2013.

The Other category consists of the Company’s standalone racing operations, namely Rosecroft Raceway, Sanford-Orlando Kennel Club, and the Company’s joint venture interests in Sam Houston Race Park, Valley Race Park, and Freehold Raceway, as well as the Company’s 50% joint venture with the Cordish Companies in New York. It also previously included the Company’s Bullwhackers property, which was sold in July 2013. If the Company is successful in obtaining gaming operations at these locations, they would be assigned to one of the Company’s reportable segments. The Other category also includes the Company’s corporate overhead operations which does not meet the definition of an operating segment under ASC 280.

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

Financial Highlights:

We reported net revenues and income from operations of $645.9 million and $22.8 million, respectively, for the three months ended September 30, 2014, compared to $714.4 million and $93.3 million, respectively, for the corresponding period in the prior year and net revenues and income from operations of $1,939.2 million and $64.3 million, respectively, for the nine months ended September 30, 2014, compared to $2,274.1 million and $273.5 million, respectively, for the corresponding period in the prior year. The major factors affecting our results for the three and nine months ended September 30, 2014, as compared to the three and nine months ended September 30, 2013, were:

•                  Rental expense for real property assets leased from GLPI of $104.6 million and $313.5 million for the three and nine months ended September 30, 2014, respectively.

•                  The opening of Hollywood Gaming at Dayton Raceway on August 28, 2014 in our East/Midwest segment, which generated $8.9 million of net revenues for the three and nine months ended September 30, 2014.

•                  The opening of Hollywood Gaming at Mahoning Valley Race Course on September 17, 2014 in our East/Midwest segment, which generated $6.3 million of net revenues for the three and nine months ended September 30, 2014.

•                  A pre-tax impairment charge of $4.6 million for Hollywood Casino Lawrenceburg in our East/Midwest segment during the nine months ended September 30, 2014, as compared to a pre-tax goodwill and other intangible asset impairment charge of $71.8 million for Argosy Casino Sioux City in our Southern Plains segment during the nine months ended September 30, 2013.

•                  New competition in our East/Midwest segment for Hollywood Casino Lawrenceburg, namely the March 2013 opening of Horseshoe Casino in Cincinnati, Ohio, as well as to a lesser extent the openings of a racino at Miami Valley Gaming in mid-December 2013, a racino at Belterra Park in May 2014, and our own Dayton facility in late August 2014.

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

•                  Contribution of Hollywood Casino Perryville and Hollywood Casino Baton Rouge to GLPI on November 1, 2013.

•                  The closure of Argosy Casino Sioux City in our Southern Plains segment on July 30, 2014.

•                  A pre-tax insurance gain of $5.7 million at Hollywood Casino St. Louis during the three and nine months ended September 30, 2014, as compared to a pre-tax insurance loss of $2.5 million at Hollywood Casino St. Louis during the nine months ended September 30, 2013.

•                  Lower general and administrative expenses for Other of $35.7 million for the nine months ended September 30, 2014, compared to the corresponding period in the prior year, primarily due to lower liability based stock compensation charges of $7.5 million and lower stock-based compensation costs of $10.1 million primarily due to lower aggregate executive compensation following the Spin-Off to GLPI, lower Spin-Off transaction and development costs of $15.2 million, lower lobbying costs of $0.3 million, and a reduction in various other items due to cost containment measures, all of which was partially offset by a favorable franchise tax resolution for $1.1 million in the third quarter of 2013.

•                  Depreciation and amortization expense decreased by $39.7 million and $102.9 million for the three and nine months ended September 30, 2014, respectively, as compared to the three and nine months ended September 30, 2013, primarily due to the contribution of real estate assets to GLPI on November 1, 2013.

•                  Net income decreased by $32.8 million and $77.2 million for the three and nine months ended September 30, 2014, respectively, as compared to the three and nine months ended September 30, 2013, primarily due to the variances explained above, as well as decreased interest expense primarily due to our lower levels of indebtedness subsequent to the Spin-Off, and decreased income taxes.

Segment Developments:

The following are recent developments that have had or will have an impact on us by segment:

East/Midwest

•                  In June 2012, we announced that we had filed applications with the Ohio Lottery Commission for Video Lottery Sales Agent Licenses for our Ohio racetracks, Raceway Park and Beulah Park, and with the Ohio State Racing Commission for permission to relocate the racetracks to Dayton and Austintown, respectively. On May 1, 2013, we received approval from the Ohio Racing Commission for our relocation plans. Hollywood Gaming at Mahoning Valley Race Course, which opened on September 17, 2014, features a thoroughbred track and 850 video lottery terminals. Hollywood Gaming at Dayton Raceway, which opened on August 28, 2014, features a standardbred track and 1,000 video lottery terminals. See the section entitled “Liquidity and Capital Resources—Capital Expenditures” below for further details.

•                  On October 21, 2011, the Ohio Roundtable filed a complaint in the Court of Common Pleas in Franklin County, Ohio against a number of defendants, including the Governor, the Ohio Lottery Commission and the Ohio Casino Control Commission. The complaint alleges a variety of substantive and procedural defects relative to the approval and implementation of video lottery terminals as well as several counts dealing with the taxation of standalone casinos. As intervenors, we, along with the other two casinos in Ohio, filed motions for judgment on the pleadings to supplement the position of the Racing Commission. In May 2012, the complaint was dismissed, and in March 2013, the Ohio appeals court upheld the ruling. On April 30, 2013, plaintiffs requested the Ohio Supreme Court to hear an appeal of the decision, and the Ohio Supreme Court elected to accept the appeal; however, the court stayed the appeal until it first ruled in another matter with related issues. Oral arguments in the other matter were heard on November 6, 2013, and on June 10, 2014, the Ohio Supreme Court ruled the plaintiff in the other pending matter lacked standing. As a result, we requested the court dismiss the current appeal as moot. The Ohio Supreme Court denied our motion to dismiss in part, allowing some issues related to standing to be heard.

•                  In addition, the Ohio Racing Commission’s decision to permit Raceway Park to relocate its Toledo racetrack to Dayton was challenged in the Franklin County Court of Common Pleas by Lebanon Trotting Club, Inc., the prior owner of a neighboring racetrack. The Ohio Racing Commission and Raceway Park filed briefs requesting the Franklin County Court to uphold the Ohio Racing Commission’s decision. In July 2014, the lawsuit was dismissed by the court, and Lebanon Trotting Club, Inc did not appeal making the decision final.

•                  Hollywood Casino Lawrenceburg faced increased competition, and their results have been and will continue to be negatively impacted by the openings of Horseshoe Casino in Cincinnati, Ohio in March 2013, as well as to a lesser extent, a racino at Miami Valley Gaming in mid-December 2013, a racino at Belterra Park in May 2014, and our own Dayton facility in August 2014.

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

•                  On February 28, 2014, the Massachusetts Gaming Commission awarded the Company a Category Two slots-only gaming license for its planned $225 million (including licensing fees) Plainridge Park Casino in Plainville, Massachusetts.  On March 14, 2014, the Company broke ground on the 106,000 square foot facility, which will feature live harness racing and simulcasting, along with 1,250 slot machines, various dining options, structured and surface parking, a 26,000 square foot grandstand, and a 13,000 square foot clubhouse. The Company expects the facility to open in June 2015.  In June 2014, the Massachusetts Supreme Judicial

Court ruled to permit a referendum to repeal the enabling legislation in Massachusetts to be included in the November 4, 2014 general election ballot, but this referendum was defeated and the enabling legislation was therefore confirmed.

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

West

•                  On April 5, 2013, we announced that, subject to final National Indian Gaming Commission approval, we and the Tribe had entered into definitive agreements (including management, development, branding and lending arrangements), to jointly develop a Hollywood Casino-branded casino on the Tribe’s trust land in San Diego County, California. The proposed facility is located approximately 20 miles east of downtown San Diego. The proposed $360 million development project will include a three-story gaming and entertainment facility of approximately 200,000 square feet featuring over 1,700 slot machines, 50 live table games, including poker, multiple restaurants, bars and lounges and a partially enclosed parking structure with over 1,900 spaces. In mid-January 2014, we announced the commencement of construction activities at the site and it is anticipated that the facility will open in mid-2016. We may, under certain circumstances, provide backstop financing to the Tribe in connection with the project and, upon opening, we will manage and provide branding for the casino.

Southern Plains

•                  As discussed in Note 9 to the condensed consolidated financial statements, on July 30, 2014, Argosy Casino Sioux City ceased its operations.

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

For further information on our critical accounting estimates, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the notes to our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2013. There has been no material change to these estimates for the nine months ended September 30, 2014.

Results of Operations

The following are the most important factors and trends that contribute to our operating performance:

•                  The fact that most of our properties operate in mature competitive markets. As a result, we expect a majority of our future growth to come from prudent acquisitions of gaming properties (such as our November 2012 acquisition of Harrah’s St. Louis gaming and lodging facility from Caesars Entertainment), jurisdictional expansions (such as our planned June 2015 opening of a slots-only gaming facility in Massachusetts, the September 2014 opening of Hollywood Gaming at Mahoning Valley Race Course, the August 2014 opening of Hollywood Gaming at Dayton Raceway, the October 2012 opening of Hollywood Casino Columbus, and the May 2012 opening of Hollywood Casino Toledo), expansions of gaming in existing jurisdictions (such as the introduction of table games in July 2010 at Hollywood Casino at Charles Town Races and Hollywood Casino at Penn National Race Course, and at Hollywood Casino Bangor in March 2012) and expansions/improvements of existing properties (such as a hotel at Zia Park which opened on August 28, 2014).

•                  The fact that a number of states (such as New York) are currently considering or implementing legislation to legalize or expand gaming. Such legislation presents both potential opportunities to establish new properties (for example, in Massachusetts, where we were awarded the slots-only gaming license on February 28, 2014, in Kansas, where we opened a casino through a joint venture in February 2012, and in Ohio, where we opened casinos in Toledo and Columbus in May 2012 and October 2012, respectively, and opened video lottery terminal facilities at two racetracks in the third quarter of 2014) and increased competitive threats to business at our existing properties (such as the introduction/expansion of commercial casinos in Kansas, Maryland, Ohio, and potentially Kentucky, Nebraska and Illinois, and the introduction of tavern licenses in several states, most significantly in Illinois).

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

•                  The successful execution of our development and construction activities, as well as the risks associated with the costs, regulatory approval and the timing of these activities.

•                  The risks related to economic conditions and the effect of such prolonged sluggish conditions on consumer spending for leisure and gaming activities, which may negatively impact our operating results and our ability to continue to access financing at favorable terms.

The consolidated results of operations for the three and nine months ended September 30, 2014 and 2013 are summarized below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(in thousands)
Revenues:
Gaming	$573,216	$641,777	$1,720,057	$2,039,531
Food, beverage and other	107,266	112,687	322,710	355,591
Management service fee	3,240	3,685	8,803	10,399
Revenues	683,722	758,149	2,051,570	2,405,521
Less promotional allowances	(37,782)	(43,714)	(112,404)	(131,469)
Net revenues	645,940	714,435	1,939,166	2,274,052

Operating expenses:
Gaming	288,355	325,576	858,539	1,029,483
Food, beverage and other	79,040	84,471	236,981	263,646
General and administrative	116,510	131,140	332,147	395,447
Rental expense related to the Master Lease	104,625	—	313,547	—
Depreciation and amortization	40,253	79,968	134,802	237,654
Impairment losses	—	—	4,560	71,846
Insurance (recoveries) deductible charges	(5,674)	—	(5,674)	2,500
Total operating expenses	623,109	621,155	1,874,902	2,000,576
Income from operations	$22,831	$93,280	$64,264	$273,476

Certain information regarding our results of operations by segment for the three and nine months ended September 30, 2014 and 2013 is summarized below:

	Net Revenues		Income (loss) from Operations
Three Months Ended September 30,	2014	2013	2014	2013
	(in thousands)

East/Midwest	$371,505	$403,900	$17,842	$85,162
West	58,626	57,463	5,054	7,402
Southern Plains	210,309	246,443	24,195	35,176
Other	5,500	6,629	(24,260)	(34,460)
Total	$645,940	$714,435	$22,831	$93,280

	Net Revenues		Income (loss) from Operations
Nine Months Ended September 30,	2014	2013	2014	2013
	(in thousands)

East/Midwest	$1,082,310	$1,293,391	$44,447	$288,808
West	178,579	181,057	20,536	33,708
Southern Plains	658,792	773,548	63,392	56,595
Other	19,485	26,056	(64,111)	(105,635)
Total	$1,939,166	$2,274,052	$64,264	$273,476

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

The reconciliation of the Company’s income (loss) from operations per GAAP to adjusted EBITDA and adjusted EBITDAR, as well as the Company’s net income (loss) per GAAP to adjusted EBITDA and adjusted EBITDAR, for the three and nine months ended September 30, 2014 and 2013 was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Net income	$8,499	$41,317	$17,212	$94,408
Income tax provision	8,042	29,132	23,596	110,466
Other	(1,583)	436	(1,391)	(2,630)
Income from unconsolidated affiliates	(2,291)	(2,296)	(6,247)	(7,838)
Interest income	(1,025)	(369)	(2,282)	(974)
Interest expense	11,189	25,060	33,376	80,044
Income from operations	$22,831	$93,280	$64,264	$273,476
Loss on disposal of assets	145	157	98	2,833
Insurance (recoveries) deductible charges	(5,674)	—	(5,674)	2,500
Impairment losses	—	—	4,560	71,846
Charge for stock compensation	2,915	6,369	8,012	18,070
Depreciation and amortization	40,253	79,968	134,802	237,654
Income from unconsolidated affiliates	2,291	2,296	6,247	7,838
Non-operating items for Kansas JV (1)	2,944	2,902	8,804	8,682
Adjusted EBITDA	65,705	184,972	221,113	622,899
Rental expense related to Master Lease	104,625	—	313,547	—
Adjusted EBITDAR	$170,330	$184,972	$534,660	$622,899

(1)         Starting with the second quarter of 2014, adjusted EBITDA and adjusted EBITDAR exclude our share of the impact of non-operating items (such as depreciation and amortization expense) from our joint venture in Kansas Entertainment. Prior periods were restated to conform to this new presentation.

The reconciliation of each segment’s income (loss) from operations to adjusted EBITDA and adjusted EBITDAR for the three and nine months ended September 30, 2014 and 2013 were as follows (in thousands):

Three months ended September 30, 2014	East/Midwest	West	Southern Plains	Other	Total
Income (loss) from operations	$17,842	$5,054	$24,195	$(24,260)	$22,831
Charge for stock compensation	—	—	—	2,915	2,915
Insurance recoveries	—	—	(5,674)	—	(5,674)
Depreciation and amortization	24,304	2,018	12,264	1,667	40,253
Loss (gain) on disposal of assets	12	47	89	(3)	145
Income (loss) from unconsolidated affiliates	—	—	2,546	(255)	2,291
Non-operating items for Kansas JV	—	—	2,944	—	2,944
Adjusted EBITDA	$42,158	$7,119	$36,364	$(19,936)	$65,705
Rental Expense related to Master Lease	68,189	6,841	29,595	—	104,625
Adjusted EBITDAR	$110,347	$13,960	$65,959	$(19,936)	$170,330

Three months ended September 30, 2013	East/Midwest	West	Southern Plains	Other	Total
Income (loss) from operations	$85,162	$7,402	$35,176	$(34,460)	$93,280
Charge for stock compensation	—	—	—	6,369	6,369
Depreciation and amortization	39,741	3,487	32,697	4,043	79,968
Loss (gain) on disposal of assets	41	16	106	(6)	157
Income (loss) from unconsolidated affiliates	—	—	2,599	(303)	2,296
Non-operating items for Kansas JV	—	—	2,902	—	2,902
Adjusted EBITDA	$124,944	$10,905	$73,480	$(24,357)	$184,972

Nine months ended September 30, 2014	East/Midwest	West	Southern Plains	Other	Total
Income (loss) from operations	$44,447	$20,536	$63,392	$(64,111)	$64,264
Charge for stock compensation	—	—	—	8,012	8,012
Impairment losses	4,560	—	—	—	4,560
Insurance recoveries	—	—	(5,674)	—	(5,674)
Depreciation and amortization	77,038	5,259	47,088	5,417	134,802
(Gain) loss on disposal of assets	(104)	112	106	(16)	98
Income (loss) from unconsolidated affiliates	—	—	7,619	(1,372)	6,247
Non-operating items for Kansas JV	—	—	8,804	—	8,804
Adjusted EBITDA	$125,941	$25,907	$121,335	$(52,070)	$221,113
Rental Expense related to Master Lease	198,366	23,609	91,572	—	313,547
Adjusted EBITDAR	$324,307	$49,516	$212,907	$(52,070)	$534,660

Nine months ended September 30, 2013	East/Midwest	West	Southern Plains	Other	Total
Income (loss) from operations	$288,808	$33,708	$56,595	$(105,635)	$273,476
Charge for stock compensation	—	—	—	18,070	18,070
Impairment losses	—	—	71,846	—	71,846
Insurance deductible charges	—	—	2,500	—	2,500
Depreciation and amortization	121,898	10,115	93,411	12,230	237,654
Loss (gain) on disposal of assets	178	2,596	374	(315)	2,833
Income (loss) from unconsolidated affiliates	—	—	8,383	(545)	7,838
Non-operating items for Kansas JV	—	—	8,682	—	8,682
Adjusted EBITDA	$410,884	$46,419	$241,791	$(76,195)	$622,899

Adjusted EBITDAR for our East/Midwest segment decreased by $14.6 million, or 11.7%, and $86.6 million, or 21.1%, for the three and nine months ended September 30, 2014, respectively, as compared to the three and nine months ended September 30, 2013, primarily due to competition discussed below, which impacted Hollywood Casino at Charles Town Races and Hollywood Casino Lawrenceburg, weakened regional economic conditions for Hollywood Casino at Penn National Race Course, and the contribution of Hollywood Casino Perryville to GLPI on November 1, 2013, which had adjusted EBITDAR of $4.6 million and $13.9 million for the three and nine months ended September 30, 2013, respectively.

Adjusted EBITDAR for our Southern Plains segment decreased by $7.5 million, or 10.2%, and $28.9 million, or 11.9%, for the three and nine months ended September 30, 2014, respectively, as compared to the three and nine months ended September 30, 2013, primarily due to the contribution of Hollywood Casino Baton Rouge to GLPI on November 1, 2013, which had adjusted EBITDAR of $4.7 million and $18.4 million for the three and nine months ended September 30, 2013, respectively, and decreased adjusted EBITDAR for Argosy Casino Sioux City primarily due to its closure on July 30, 2014.  Argosy Casino Sioux City had adjusted EBITDAR of $0.5 million and $6.2 million for the three and nine months ending September 30, 2014 as compared to $3.0 million and $12.4 million, respectively, for the comparable periods in the prior year.

Adjusted EBITDAR for our West segment increased by $3.1 million, or 28.0%, and $3.1 million, or 6.7%, for the three and nine months ended September 30, 2014, respectively, as compared to the three and nine months ended September 30, 2013, primarily due to a termination charge associated with the Spin-Off of $3.8 million incurred in the third quarter of 2013.

Adjusted EBITDAR for Other improved by $4.4 million, or 18.2%, for the three months ended September 30, 2014, as compared to the three months ended September 30, 2013, primarily due to lower Spin-Off transaction and development costs of $7.3 million, partially offset by higher lobbying costs of $1.6 million and a favorable franchise tax resolution for $1.1 million in the third quarter of 2013.  Adjusted EBITDAR for Other improved by $24.1 million, or 31.7% for the nine months ended September 30, 2014, as compared to the nine months ended September 30, 2013, primarily due to lower liability based stock compensation charges of $7.5 million primarily due to lower aggregate executive compensation following the Spin-Off to GLPI, lower Spin-Off transaction and development costs of $15.2 million, lower lobbying costs of $0.3 million, transition service fees received from GLPI of $1.5 million, and a reduction in various other items due to cost containment measures, all of which was partially offset by a favorable franchise tax resolution for $1.1 million in the third quarter of 2013.

Revenues

Revenues for the three and nine months ended September 30, 2014 and 2013 were as follows (in thousands):

				Percentage
Three Months Ended September 30,	2014	2013	Variance	Variance
Gaming	$573,216	$641,777	$(68,561)	(10.7)%
Food, beverage and other	107,266	112,687	(5,421)	(4.8)%
Management service fee	3,240	3,685	(445)	(12.1)%
Revenues	683,722	758,149	(74,427)	(9.8)%
Less promotional allowances	(37,782)	(43,714)	5,932	(13.6)%
Net revenues	$645,940	$714,435	$(68,495)	(9.6)%

Nine Months Ended September 30,	2014	2013	Variance	Variance
Gaming	$1,720,057	$2,039,531	$(319,474)	(15.7)%
Food, beverage and other	322,710	355,591	(32,881)	(9.2)%
Management service fee	8,803	10,399	(1,596)	(15.3)%
Revenues	2,051,570	2,405,521	(353,951)	(14.7)%
Less promotional allowances	(112,404)	(131,469)	19,065	(14.5)%
Net revenues	$1,939,166	$2,274,052	$(334,886)	(14.7)%

In our business, revenue is driven by discretionary consumer spending, which has been impacted by a slow economic recovery that has resulted in declines in the labor force participation rate, higher taxes, and increased stock market volatility. The expansion of newly constructed gaming facilities has also increased competition in many regional markets (including at some of our key facilities).

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

Gaming revenue

Gaming revenue decreased by $68.6 million, or 10.7%, and $319.5 million, or 15.7%, for the three and nine months ended September 30, 2014, respectively, as compared to the three and nine months ended September 30, 2013, primarily due to the variances explained below.

Gaming revenue for our East/Midwest segment decreased by $32.0 million, or 8.7%, and $199.1 million, or 17.0%, for the three and nine months ended September 30, 2014, respectively, as compared to the three and nine months ended September 30, 2013, primarily due to decreased gaming revenue at Hollywood Casino at Charles Town Races of $10.1 million and $57.5 million, respectively, primarily due to the continued impact of the opening of a casino complex at the Arundel Mills mall in Maryland in 2012, which added table games in April 2013 and a 52 table poker room in late August 2013, decreased gaming revenue at Hollywood Casino Lawrenceburg of $12.9 million and $63.4 million, respectively, primarily due to new competition, namely a new casino that opened in March 2013 in Cincinnati, Ohio and to a lesser extent the openings of a racino at Miami Valley Gaming in mid-December 2013, a racino at Belterra Park in May 2014, and our own Dayton facility in late August 2014, the contribution of Hollywood Casino Perryville to GLPI on November 1, 2013, which had $21.8 million and $67.6 million of gaming revenue for the three and nine months ended September 30, 2013, respectively, and decreased gaming revenue at Hollywood Casino at Penn National Race Course of $3.6 million and $19.3 million, respectively, primarily due to regional economic conditions.  The first quarter of 2014 was also impacted by a more severe winter compared to the prior year at all of our properties in the East/Midwest segment. These decreases were partially offset by the openings of Hollywood Gaming at Mahoning Valley Race Course on September 17, 2014 and Hollywood Gaming at Dayton Raceway on August 28, 2014, which generated $5.8 million and $8.1 million, respectively, of gaming revenue for the three and nine months ended September 30, 2014.

Gaming revenue for our Southern Plains segment decreased by $36.0 million, or 15.6%, and $113.5 million, or 15.7%, for the three and nine months ended September 30, 2014, respectively, as compared to the three and nine months ended September 30, 2013, primarily due to the contribution of Hollywood Casino Baton Rouge to GLPI on November 1, 2013, which had $16.3 million and $55.9 million of gaming revenue for the three and nine months ended September 30, 2013, respectively, decreased gaming revenue at Argosy Casino Sioux City of $8.2 million and $12.0 million, respectively, primarily due to its closure on July 30, 2014, and to a lesser extent, general softness in the regional markets in which our Southern Plains properties compete, as well as additional competition from video lottery terminals in Illinois. Additionally, the first quarter of 2014 was impacted by a more severe winter compared to the prior year.

Food, beverage and other revenue

Food, beverage and other revenue decreased by $5.4 million, or 4.8%, and $32.9 million, or 9.2%, for the three and nine months ended September 30, 2014, respectively, as compared to the three and nine months ended September 30, 2013, primarily due to the variances explained below.

Food, beverage and other revenue for our Southern Plains segment decreased by $4.8 million, or 12.1%, and $15.4 million, or 12.7%, for the three and nine months ended September 30, 2014, respectively, as compared to the three and nine months ended September 30, 2013, primarily due to decreased food, beverage and other revenue at Hollywood Casino St. Louis primarily due to reduced complimentaries offered to customers, and the contribution of Hollywood Casino Baton Rouge to GLPI on November 1, 2013, which had $1.8 million and $5.9 million of food, beverage and other revenue for the three and nine months ended September 30, 2013, respectively.

Food, beverage and other revenue for our East/Midwest segment decreased by $14.3 million, or 9.2%, for the nine months ended September 30, 2014, as compared to the nine months ended September 30, 2013, primarily due to decreased food, beverage and other revenue at Hollywood Casino at Charles Town Races of $6.1 million and Hollywood Casino Lawrenceburg of $5.8 million primarily due to the competition mentioned above, decreased food, beverage and other revenue at Hollywood Casino at Penn National Race Course of $5.0 million primarily due to regional economic conditions and the closure of one of its off-track wagering facilities in August 2013, and the contribution of Hollywood Casino Perryville to GLPI on November 1, 2013, which had $3.7 million of food, beverage and other revenue for the nine months ended September 30, 2013, all of which were partially offset by the acquisition of Plainridge Racecourse in 2014, which had food, beverage and other revenue of $6.0 million for the nine months ended September 30, 2014, and the openings of Hollywood Gaming at Mahoning Valley Race Course on September 17, 2014 and Hollywood Gaming at Dayton Raceway on August 28, 2014, which together generated $1.3 million of food, beverage and other revenue for the nine months ended September 30, 2014. The first quarter of 2014 compared to the prior year was also impacted by adverse weather on racing for Hollywood Casino at Charles Town Races and Hollywood Casino at Penn National Race Course.

Promotional allowances

The retail value of accommodations, food and beverage, and other services furnished to guests without charge is included in gross revenues and then deducted as “promotional allowances.”  Our promotional allowance levels are determined based on various factors such as our marketing plans, competitive factors, economic conditions, and regulations.

Promotional allowances decreased by $5.9 million, or 13.6%, and $19.1 million, or 14.5%, for the three and nine months ended September 30, 2014, respectively, as compared to the three and nine months ended September 30, 2013, primarily due to decreased promotional allowances at Hollywood Casino St. Louis primarily due to reduced complimentaries offered to customers, decreased promotional allowances at Hollywood Casino Lawrenceburg primarily due to reduced redemptions, and the contribution of Hollywood Casino Baton Rouge to GLPI on November 1, 2013, which had $1.2 million and $3.8 million of promotional allowances for the three and nine months ended September 30, 2013, respectively.

Operating Expenses

Operating expenses for the three and nine months ended September 30, 2014 and 2013 were as follows (in thousands):

				Percentage
Three Months Ended September 30,	2014	2013	Variance	Variance
Gaming	$288,355	$325,576	$(37,221)	(11.4)%
Food, beverage and other	79,040	84,471	(5,431)	(6.4)%
General and administrative	116,510	131,140	(14,630)	(11.2)%
Rental expense related to Master Lease	104,625	—	104,625	N/A
Depreciation and amortization	40,253	79,968	(39,715)	(49.7)%
Insurance recoveries	(5,674)	—	(5,674)	N/A
Total operating expenses	$623,109	$621,155	$1,954	0.3%

Nine Months Ended September 30,	2014	2013	Variance	Variance
Gaming	$858,539	$1,029,483	$(170,944)	(16.6)%
Food, beverage and other	236,981	263,646	(26,665)	(10.1)%
General and administrative	332,147	395,447	(63,300)	(16.0)%
Rental expense related to Master Lease	313,547	—	313,547	N/A
Depreciation and amortization	134,802	237,654	(102,852)	(43.3)%
Impairment losses	4,560	71,846	(67,286)	(93.7)%
Insurance (recoveries) deductible charges	(5,674)	2,500	(8,174)	(327.0)%
Total operating expenses	$1,874,902	$2,000,576	$(125,674)	(6.3)%

Gaming expense

Gaming expense decreased by $37.2 million, or 11.4%, and $170.9 million, or 16.6%, for the three and nine months ended September 30, 2014, respectively, as compared to the three and nine months ended September 30, 2013, primarily due to the variances explained below.

Gaming expense for our East/Midwest segment decreased by $19.0 million, or 9.2%, and $113.0 million, or 17.2%, for the three and nine months ended September 30, 2014, respectively, as compared to the three and nine months ended September 30, 2013, primarily due to an overall decrease in gaming taxes resulting from decreased taxable gaming revenue mentioned above at our properties in the East/Midwest segment, in addition to an overall decrease in payroll costs, decreased marketing costs at Hollywood Casino Columbus primarily due to realignment of costs, and the contribution of Hollywood Casino Perryville to GLPI on November 1, 2013, which had $15.0 million and $47.0 million of gaming expense for the three and nine months ended September 30, 2013, respectively. These decreases were partially offset by the openings of Hollywood Gaming at Mahoning Valley Race Course on September 17, 2014 and Hollywood Gaming at Dayton Raceway on August 28, 2014.

Gaming expense for our Southern Plains segment decreased by $18.1 million, or 18.4%, and $53.4 million, or 17.3%, for the three and nine months ended September 30, 2014, respectively, as compared to the three and nine months ended September 30, 2013, primarily due to an overall decrease in gaming taxes resulting from decreased taxable gaming revenue mentioned above at our properties in the Southern Plains segment, in addition to an overall decrease in payroll costs, the contribution of Hollywood Casino Baton Rouge to GLPI on November 1, 2013, which had $6.7 million and $22.2 million of gaming expense for the three and nine months ended September 30, 2013, respectively, and the closure of Argosy Casino Sioux City on July 30, 2014.

Food, beverage and other expense

Food, beverage and other expense decreased by $5.4 million, or 6.4%, and $26.7 million, or 10.1%, for the three and nine months ended September 30, 2014, respectively, as compared to the three and nine months ended September 30, 2013, primarily due to the variances explained below.

Food, beverage and other expense for our Southern Plains segment decreased by $5.0 million, or 15.7%, and $15.1 million, or 15.5%, for the three and nine months ended September 30, 2014, respectively, as compared to the three and nine months ended September 30, 2013, primarily due to decreased food, beverage and other expense at Hollywood Casino St. Louis primarily due to lower food and beverage costs as well as payroll costs, and the contribution of Hollywood Casino Baton Rouge to GLPI on November 1, 2013, which had $1.7 million and $5.4 million of food, beverage and other expense for the three and nine months ended September 30, 2013, respectively.

Food, beverage and other expense for our East/Midwest segment decreased by $7.1 million, or 6.6%, for the nine months ended September 30, 2014, as compared to the nine months ended September 30, 2013, primarily due to decreased food, beverage and other expense at Hollywood Casino at Charles Town Races, Hollywood Casino Lawrenceburg and Hollywood Casino at Penn National Race Course primarily due to lower food and beverage costs and payroll costs, and the contribution of Hollywood Casino Perryville to GLPI on November 1, 2013, which had $2.9 million of food, beverage and other expense for the nine months ended September 30, 2013, all of which were partially offset by the acquisition of Plainridge Racecourse in 2014 and the openings of Hollywood Gaming at Mahoning Valley Race Course on September 17, 2014 and Hollywood Gaming at Dayton Raceway on August 28, 2014. The first quarter of 2014 compared to the corresponding period in the prior year was also impacted by reduced purse expense due to adverse weather conditions at Hollywood Casino at Charles Town Races and Hollywood Casino at Penn National Race Course.

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

General and administrative expenses decreased by $14.6 million, or 11.2%, and $63.3 million, or 16.0%, for the three and nine months ended September 30, 2014, respectively, as compared to the three and nine months ended September 30, 2013, primarily due to the variances explained below.

General and administrative expenses for Other decreased by $7.8 million, or 23.9%, for the three months ended September 30, 2014, as compared to the corresponding period in the prior year, primarily due to lower Spin-Off transaction and development costs of $7.3 million and lower stock-based compensation costs of $3.5 million primarily due to lower aggregate executive compensation following the Spin-Off to GLPI, partially offset by higher lobbying costs of $1.6 million and a favorable franchise tax resolution for $1.1 million in the third quarter of 2013. General and administrative expenses for Other decreased by $35.7 million, or 35.5%, for the nine months ended September 30, 2014, as compared to the corresponding period in the prior year, primarily due to lower liability based stock compensation charges of $7.5 million and lower stock-based compensation costs of $10.1 million primarily due to lower aggregate executive compensation following the Spin-Off to GLPI, lower Spin-Off transaction and development costs of $15.2 million, lower lobbying costs of $0.3 million, and a reduction in various other items due to cost containment measures, all of which was partially offset by a favorable franchise tax resolution for $1.1 million in the third quarter of 2013.

General and administrative expenses for our Southern Plains segment decreased by $5.5 million, or 11.5%, and $18.3 million or 12.7%, for the three and nine months ended September 30, 2014, respectively, as compared to the three and nine months ended September 30, 2013, primarily due to the contribution of Hollywood Casino Baton Rouge to GLPI on November 1, 2013, which had $3.8 million and $11.9 million of general and administrative expenses for the three and nine months ended September 30, 2013, respectively, decreased rental expense for leases assigned to GLPI in conjunction with the Spin-Off, and the closure of Argosy Casino Sioux City on July 30, 2014.  In addition, the majority of our Southern Plains properties had decreased payroll costs for the nine months ended September 30, 2014, compared to the corresponding period in the prior year.

General and administrative expenses for our East/Midwest segment decreased by $4.8 million, or 3.9%, for the nine months ended September 30, 2014, as compared to the nine months ended September 30, 2013, primarily due to the contribution of Hollywood Casino Perryville to GLPI on November 1, 2013, which had $6.6 million of general and administrative expenses for the nine months ended September 30, 2013.  In addition, the majority of our East/Midwest properties had decreased payroll costs for the nine months ended September 30, 2014, compared to the corresponding period in the prior year.  These decreases were partially offset by the openings of Hollywood Gaming at Mahoning Valley Race Course on September 17, 2014 and Hollywood Gaming at Dayton Raceway on August 28, 2014, as well as the acquisition of Plainridge Racecourse in 2014.

General and administrative expenses for our West segment decreased by $1.9 million, or 16.6%, and $4.6 million, or 14.8%, for the three and nine months ended September 30, 2014, respectively, as compared to the three and nine months ended September 30, 2013, primarily due to a termination charge associated with the Spin-Off of $3.8 million incurred in the third quarter of 2013.

Rental expense related to the Master Lease

The Company recognized rental expense related to the Master Lease totaling $104.6 million and $313.5 million for the three and nine months ended September 30, 2014, respectively. The Company allocates the rental obligation to the leased properties on a monthly basis based on their proportionate share of the total EBITDAR generated by the leased properties (with the exception of Hollywood Gaming at Mahoning Valley Race Course and Hollywood Gaming at Dayton Raceway which began paying rent upon their openings in the third quarter of 2014). Additionally, the variable rent component attributable to our Hollywood Casinos in Columbus and Toledo, Ohio (which is reassessed on a monthly basis) are allocated directly to these two properties.

Upon the closing of Argosy Casino Sioux City, the annual rental expense related to the Master Lease decreased by $6.2 million. In addition, upon the openings of the video lottery terminal facilities at our two racetracks in Ohio in the third quarter of 2014, the annual rental expense related to the Master Lease increased by approximately $19 million, which approximates ten percent of the real estate construction costs paid for by GLPI related to these facilities.

The Company is in the process of finalizing its calculation of rent coverage under the terms of the Master Lease to determine if an annual base rent escalator is due.  The amount of such escalator could increase our annual rent expense from anywhere between zero to $4.7 million.  The rent coverage calculation is to be completed in accordance with the appropriate provisions of the Master Lease.  We anticipate finalizing this calculation during the fourth quarter.

Depreciation and amortization expense

Depreciation and amortization expense decreased by $39.7 million, or 49.7%, and $102.9 million, or 43.3%, for the three and nine months ended September 30, 2014, respectively, as compared to the three and nine months ended September 30, 2013, primarily due to the contribution of real estate assets to GLPI as well as Hollywood Casino Perryville and Hollywood Casino Baton Rouge on November 1, 2013, partially offset by the openings of Hollywood Gaming at Mahoning Valley Race Course and Hollywood Gaming at Dayton Raceway.  Depreciation and amortization expense for the three months ended September 30, 2014, compared to the corresponding period in the prior year, was also impacted by decreased amortization at Argosy Casino Sioux City due to the ending of the amortization of our gaming license in June 2014, which began in April 2013 with the awarding of the gaming license to another gaming operator (see Note 9 to the condensed consolidated financial statements for further details).

Impairment losses

During the nine months ended September 30, 2014, the Company recorded a pre-tax impairment charge of $4.6 million ($2.8 million, net of taxes) in our East/Midwest segment to write-down certain idle assets to an estimated salvage value.

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

Consistent with prior years, the Company’s annual goodwill and other indefinite-life intangible assets impairment test will be performed as of October 1st of this year using the Company’s internal projections of future earnings for each reporting unit. The Company may incur significant impairment charges in the fourth quarter upon the completion of this testing..

Insurance (recoveries) deductible charges

Insurance recoveries for the three and nine months ended September 30, 2014 were related to a pre-tax insurance gain of $5.7 million for the 2013 tornado damage at Hollywood Casino St. Louis.

Insurance deductible charges for the nine months ended September 30, 2013 were related to a pre-tax insurance loss of $2.5 million for the 2013 tornado damage at Hollywood Casino St. Louis.

Other income (expenses)

Other income (expenses) for the three and nine months ended September 30, 2014 and 2013 were as follows (in thousands):

				Percentage
Three Months Ended September 30,	2014	2013	Variance	Variance
Interest expense	$(11,189)	$(25,060)	$13,871	(55.4)%
Interest income	1,025	369	656	177.8%
Income from unconsolidated affiliates	2,291	2,296	(5)	(0.2)%
Other	1,583	(436)	2,019	(463.1)%
Total other expenses	$(6,290)	$(22,831)	$16,541	(72.4)%

Nine Months Ended September 30,	2014	2013	Variance	Percentage Variance
Interest expense	$(33,376)	$(80,044)	$46,668	(58.3)%
Interest income	2,282	974	1,308	134.3%
Income from unconsolidated affiliates	6,247	7,838	(1,591)	(20.3)%
Other	1,391	2,630	(1,239)	(47.1)%
Total other expenses	$(23,456)	$(68,602)	$45,146	(65.8)%

Interest expense

Interest expense decreased by $13.9 million, or 55.4%, and $46.7 million, or 58.3%, for the three and nine months ended September 30, 2014, respectively, as compared to the three and nine months ended September 30, 2013. The decrease was primarily attributable to our lower levels of indebtedness subsequent to the Spin-Off.

Income from unconsolidated affiliates

Income from unconsolidated affiliates decreased by $1.6 million, or 20.3%, for the nine months ended September 30, 2014, as compared to the nine months ended September 30, 2013, primarily due to a favorable property tax settlement of $1.5 million in the second quarter of 2013 for our joint venture in Kansas Entertainment.

Other

Other increased by $2.0 million for the three months ended September 30, 2014, as compared to the three months ended September 30, 2013, primarily due to increased foreign currency translation gains for the three months ended September 30, 2014, partially offset by a gain on the sale of Bullwhackers in July 2013.

Other decreased by $1.2 million for the nine months ended September 30, 2014, as compared to the nine months ended September 30, 2013, primarily due to a gain on redemption of corporate debt securities of $1.3 million in the second quarter of 2013 and a gain on the sale of Bullwhackers in July 2013, partially offset by increased foreign currency translation gains for the nine months ended September 30, 2014.

Taxes

The Company’s effective tax rate (income taxes as a percentage of income from operations before income taxes) was 48.6% and 57.8% for the three and nine months ended September 30, 2014, respectively, primarily due to a significant year-over-year reduction in pre-tax earnings which has magnified the impact on non-deductible expenses such as lobbying, and increases in reserves for uncertain tax positions.

The Company’s effective tax rate was 41.4% for the three months ended September 30, 2013 primarily due to the deferred tax write-off of $3.8 million related to the sale of Bullwhackers partially offset by reversals of previously recorded tax reserves and interest on uncertain tax positions where the statute of limitations has expired. The Company’s effective tax rate was 53.9% for the nine months ended September 30, 2013 primarily due to the non-deductible portion of our goodwill impairment charge related to Argosy Casino Sioux City and a deferred tax write-off of $3.8 million related to the sale of Bullwhackers, partially offset by reversals of previously recorded tax reserves and interest on uncertain tax positions where the statute of limitations has expired.

The Company’s annual effective tax rate can vary from period to period depending on the geographic mix of earnings, the level of tax credits and certain discretionary charges such as non-deductible lobbying and increases in reserves for uncertain tax positions.  The combination of these and other factors, including the history of pre-tax earnings, are taken into consideration when assessing the realization of the net deferred tax assets (see Note 11 to the condensed consolidated financial statements).

Liquidity and Capital Resources

Historically and prospectively, our primary sources of liquidity and capital resources have been and will be cash flow from operations, borrowings from banks and proceeds from the issuance of debt and equity securities.

Net cash provided by operating activities totaled $204.7 million and $428.0 million for the nine months ended September 30, 2014 and 2013, respectively.  The decrease in net cash provided by operating activities of $223.3 million for the nine months ended September 30, 2014 compared to the corresponding period in the prior year was comprised primarily of a decrease in cash receipts from customers of $330.2 million and rental expense related to the Master Lease of $313.5 million for the nine months ended September 30, 2014, all of which were partially offset by a decrease in cash paid to suppliers and vendors of $258.6 million, cash paid to employees of $58.9 million, interest payments of $56.4 million, and income tax payments of $47.1 million. The decrease in cash receipts collected from our customers and the decrease in cash payments for operating expenses and to employees for the nine months ended September 30, 2014 compared to the prior year was primarily due to new and continued competition on our operations, in particular in our East/Midwest segment and Southern Plains segment, the contribution of Hollywood Casino Perryville and Hollywood Casino Baton Rouge to GLPI on November 1, 2013, the closure of Argosy Casino Sioux City in our Southern Plains segment on July 30, 2014, lower payroll costs due to cost containment measures, and lower general and administrative expenses for Other of $35.7 million. The decrease in interest payments for the nine months ended September 30, 2014 compared to the prior year was primarily due to lower levels of indebtedness subsequent to the Spin-Off. The decrease in income tax payments for the nine months ended September 30, 2014 compared to the prior year was primarily due to a significant decline in pre-tax earnings.

Net cash used in investing activities totaled $292.3 million and $119.2 million for the nine months ended September 30, 2014 and 2013, respectively. The increase in net cash used in investing activities of $173.1 million for the nine months ended September 30, 2014 compared to the corresponding period in the prior year was primarily due to our Massachusetts gaming license payment of $25.0 million in March 2014, the acquisition of Plainridge Racecourse in April 2014 for $42.0 million, $50.0 million in gaming license fees paid in 2014 related to the new Ohio facilities, advances to the Tribe of $30.5 million (see Note 3 to the condensed consolidated financial statements), a decrease in cash in escrow returned of $8.0 million, and proceeds from sale of investment in corporate debt securities and our Bullwhackers property for $6.7 million and $5.0 million, respectively, in 2013.

Net cash provided by (used in) financing activities totaled $25.3 million and ($301.3) million for the nine months ended September 30, 2014 and 2013, respectively. The increase in net cash provided by financing activities of $326.6 million for the nine months ended September 30, 2014 compared to the corresponding period in the prior year was primarily due to lower net repayments on our long-term debt of $355.5 million, and repurchases of preferred stock of $22.3 million in 2013, partially offset by lower proceeds from the exercise of options of $39.2 million and payments totaling $15.0 million on our other long-term obligations in 2014.

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

The following table summarizes our expected capital project expenditures by segment for the fiscal year ending December 31, 2014, and actual expenditures for the nine months ended September 30, 2014 (excluding licensing fees and net of reimbursements). The table below should not be utilized to predict future expected capital project expenditures subsequent to 2014.

Property	Expected for Year Ending December 31, 2014	Expenditures for Nine Months Ended September 30, 2014	Balance to Expend in 2014
	(in millions)

East/Midwest	$127.4	$66.5	$60.9
West	21.7	17.5	4.2
Southern Plains	10.1	9.0	1.1
Other	2.8	2.6	0.2
Total	$162.0	$95.6	$66.4

In June 2012, we announced that we had filed applications with the Ohio Lottery Commission for Video Lottery Sales Agent Licenses for our Ohio racetracks, Raceway Park and Beulah Park, and with the Ohio State Racing Commission for permission to relocate the racetracks to Dayton and Austintown, respectively. On May 1, 2013, we received approval from the Ohio Racing Commission for our relocation plans. Hollywood Gaming at Mahoning Valley Race Course opened on September 17, 2014. The new Hollywood-themed facility in Austintown, with a $161 million budget, inclusive of a $75 million relocation fee and $50 million license fee, features a new thoroughbred racetrack and approximately 850 video lottery terminals, as well as various restaurants, bars and other amenities. The new Austintown facility is located on 193 acres in Austintown’s Centrepointe Business Park near the intersection of Interstate 80 and Ohio Route 46. Hollywood Gaming at Dayton Raceway opened on August 28, 2014. The new Hollywood-themed facility in Dayton, with a $165 million budget, inclusive of a $75 million relocation fee and $50 million license fee, features a new standardbred racetrack and approximately 1,000 video lottery terminals, as well as various restaurants, bars and other amenities. The Dayton facility is located on 119 acres on the site of an abandoned Delphi Automotive plant near Wagner Ford and Needmore roads in North Dayton.  The $75 million relocation fee for each Ohio racetrack is based on the present value of the contractual obligation, of which $7.5 million was paid upon opening, with 18 additional semi-annual payments of $4.8 million due beginning one year after opening.  For the license fee for each Ohio racetrack, we paid $10 million in the second quarter of 2014 as well as $15 million upon opening and will pay the remaining license fee of $25 million on the one year anniversary of the commencement of gaming. As of September 30, 2014, Penn incurred cumulative costs of $52.1 million and $57.1million for the Austintown facility and the Dayton facility, respectively, which includes the payments made to date for the relocation fee and license fee previously mentioned.  As part of the Spin-Off, GLPI was responsible for certain real estate related construction costs for the Austintown facility and the Dayton facility, and as such, these facilities are now subject to the Master Lease.

On February 28, 2014, the Massachusetts Gaming Commission awarded the Company a Category Two slots-only gaming license, and on March 14, 2014, the Company broke ground on the development of Plainridge Park Casino in Plainville, Massachusetts. Plainridge Park Casino is anticipated to be a $225 million (including licensing fees) fully integrated racing and gaming facility featuring live harness racing and simulcasting with 1,250 slot machines, various dining options, structured and surface parking, a 26,000 square foot grandstand, and a 13,000 square foot clubhouse. We expect Plainridge Park Casino to open in June 2015.  As of September 30, 2014, total cumulative costs were $91.1 million, which includes a $25 million gaming license fee, which was paid in March 2014, and the acquisition of Plainridge Racecourse for $42.4 million, which was paid in April 2014 (see Note 5 to the condensed consolidated financial statements).

During the nine months ended September 30, 2014, we spent approximately $65.7 million for capital maintenance expenditures, with $24.6 million at our East/Midwest segment, $6.6 million at our West segment, $31.5 million at our Southern Plains segment, and $3.0 million for Other. The majority of the capital maintenance expenditures were for slot machines and slot machine equipment.

Jamul Tribe

Note receivable to the Tribe, which totaled $44.0 million at September 30, 2014, is accounted for as a loan in other assets on the condensed consolidated balance sheet and as such is not included in the capital expenditures table presented above.  The budget for this development project is $360 million. We expect the project to be completed in mid-2016 which will include the construction of a three-story gaming and entertainment facility of approximately 200,000 square feet featuring over 1,700 slot machines, 50 live table games, including poker, multiple restaurants, bars and lounges and a partially enclosed parking structure with over 1,900 spaces.

Cash generated from operations and cash available under the revolving credit facility portion of our senior secured credit facility funded our capital projects, capital maintenance expenditures and the Tribe project in 2014 to date.

Senior Secured Credit Facility

On October 30, 2013, the Company entered into a new senior secured credit facility. The new senior secured credit facility consists of a five year $500 million revolver, a five year $500 million Term Loan A facility, and a seven year $250 million Term Loan B facility. The Company’s senior secured credit facility had a gross outstanding balance of $774.4 million at September 30, 2014, consisting of a $481.3 million Term Loan A facility, a $248.1 million Term Loan B facility, and $45.0 million outstanding on the revolving credit facility. This compares with a $750 million gross outstanding balance at December 31, 2013 which consisted of a $500 million Term Loan A facility and a $250 million Term Loan B facility. No balances were outstanding on the revolving credit facility at December 31, 2013. Additionally, at September 30, 2014 and December 31, 2013, the Company was contingently obligated under letters of credit issued pursuant to the senior secured credit facility with face amounts aggregating $22.8 million and $22.1 million, respectively, resulting in $432.2 million and $477.9 million of available borrowing capacity as of September 30, 2014 and December 31, 2013, respectively, under the revolving credit facility.

Other Long Term Obligations

Other long term obligations at September 30, 2014 of $154.0 million include $18.5 million for the contingent purchase price consideration related to the purchase of Plainridge Racecourse (See Note 5 to the condensed consolidated financial statements) and $135.5 million related to the relocation fees for Hollywood Gaming at Dayton Raceway and Hollywood Gaming at Mahoning Valley Race Course (see Note 6 to the condensed consolidated financial statements).  The relocation fee for each facility is payable as follows: $7.5 million upon the opening of the facility and 18 semi-annual payments of $4.8 million beginning one year from the commencement of operations. This obligation was measured at its present value and is accreted to interest expense using an effective yield of 4.9%. The amount included in interest expense related to other long-term obligations was $0.5 million for the three and nine months ended September 30, 2014.

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

At September 30, 2014, the Company was in compliance with all required covenants.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The table below provides information at September 30, 2014 about our financial instruments that are sensitive to changes in interest rates. For debt obligations, the table presents notional amounts maturing during the period and the related weighted-average interest rates by maturity dates. Notional amounts are used to calculate the contractual payments to be exchanged by maturity date and the weighted-average interest rates are based on implied forward LIBOR rates at September 30, 2014.

	10/01/14 - 09/30/15	10/01/15 - 09/30/16	10/01/16 - 09/30/17	10/01/17 - 09/30/18	10/01/18 - 09/30/19	Thereafter	Total	Fair Value 09/30/14
	(in thousands)
Long-term debt:
Fixed rate	$—	$—	$—	$—	$—	$300,000	$300,000	$279,000
Average interest rate						5.88%

Variable rate	$27,500	$36,875	$49,375	$52,500	$372,500	$235,625	$774,375	$769,190
Average interest rate (1)	4.08%	4.21%	4.36%	4.44%	4.53%	5.36%

(1)                                  Estimated rate, reflective of forward LIBOR plus the spread over LIBOR applicable to variable-rate borrowing.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Controls and Procedures

The Company’s management, under the supervision and with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of September 30, 2014, which is the end of the period covered by this Quarterly Report on Form 10-Q. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well-designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2014 to ensure that information required to be disclosed by the Company in reports we file or submit under the Exchange Act is (i) recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the United States Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to the Company’s management, including the Company’s principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

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

ITEM 1A — RISK FACTORS

We are not aware of any material changes that occurred during the fiscal quarter covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Program

July 1, 2014 - July 31, 2014	—	—	N/A	N/A
August 1, 2014 - August 31, 2014	77	$10.50	N/A	N/A
September 1, 2014 - September 30, 2014	—	—	N/A	N/A

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

101

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Balance Sheets at September 30, 2014 and December 31, 2013, (ii) the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2014 and 2013, (iii) the Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2014 and 2013, (iv) the Condensed Consolidated Statements of Changes in Shareholders’ Equity for the nine months ended September 30, 2014 and 2013, (v) the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2014 and 2013 and (vi) the notes to the Condensed Consolidated Financial Statements, tagged as blocks of text.

*                                         Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PENN NATIONAL GAMING, INC.

November 7, 2014	By:	/s/ Timothy J. Wilmott
Timothy J. Wilmott
Chief Executive Officer

EXHIBIT INDEX

Exhibit	Description of Exhibit

31.1*	CEO Certification pursuant to rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

31.2*	CFO Certification pursuant to rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

32.1*	CEO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	CFO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Balance Sheets at September 30, 2014 and December 31, 2013, (ii) the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2014 and 2013, (iii) the Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2014 and 2013, (iv) the Condensed Consolidated Statements of Changes in Shareholders’ Equity for the nine months ended September 30, 2014 and 2013, (v) the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2014 and 2013 and (vi) the notes to the Condensed Consolidated Financial Statements, tagged as blocks of text.

*                                         Filed herewith.