Form 10-K
period 2014-12-31
PENN NATIONAL GAMING INC
filed 2015-02-27
CIK 921738

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
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

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

          As of June 30, 2014 (the last business day of the registrant's most recently completed second fiscal quarter), the aggregate market value of the voting common stock held by non-affiliates of the registrant was approximately $867 million. Such aggregate market value was computed by reference to the closing price of the common stock as reported on the NASDAQ Global Select Market on June 30, 2014.

          The number of shares of the registrant's common stock outstanding as of February 18, 2015 was 79,673,593.

DOCUMENTS INCORPORATED BY REFERENCE

          Portions of the registrant's definitive proxy statement for its 2015 annual meeting of shareholders are incorporated by reference into Part III.

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

  •
  our expectations regarding economic and consumer conditions; and

  •
  our expectations for the continued availability and cost of capital.

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

  •
  our ability to maintain agreements with our horsemen, pari-mutuel clerks and other organized labor groups;

ii

  •
  with respect to the proposed Jamul project near San Diego, California, particular risks associated with financing a project of this type, sovereign immunity, local opposition (including several pending lawsuits), and building a complex project on a relatively small parcel;

  •
  the passage of state, federal or local legislation (including referenda) that would expand, restrict, further tax, prevent or negatively impact operations in or adjacent to the jurisdictions in which we do or seek to do business (such as a smoking ban at any of our facilities);

  •
  with respect to our Massachusetts project, the ultimate location and anticipated opening dates of our facility as well as the other gaming facilities in the state;

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

  •
  the impact of cyber-attacks and other cyber security incidents;

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

iii

PART I

ITEM 1.    BUSINESS

Overview

        We are a leading, diversified, multi-jurisdictional owner and manager of gaming and pari-mutuel properties. The Company was incorporated in Pennsylvania in 1982 as PNRC Corp. and adopted its current name in 1994, when the Company became a publicly traded company. In 1997, we began our transition from a pari-mutuel company to a diversified gaming company with the acquisition of the Charles Town property and the introduction of video lottery terminals in West Virginia. Since 1997, we have continued to expand our gaming operations through strategic acquisitions, greenfield projects, and property expansions. We, along with our joint venture partner, opened Hollywood Casino at Kansas Speedway on February 3, 2012. In Ohio, we have opened four new gaming properties over the last three years, including: Hollywood Casino Toledo on May 29, 2012, Hollywood Casino Columbus on October 8, 2012, Hollywood Gaming at Dayton Raceway on August 28, 2014, and Hollywood Gaming at Mahoning Valley Race Course on September 17, 2014. In addition, on November 2, 2012, we acquired Harrah's St. Louis, which we subsequently rebranded as Hollywood Casino St. Louis. Finally, we are in the process of constructing Plainridge Park Casino, an integrated racing and gaming facility in Plainville, Massachusetts, which we expect to open in June 2015, as well as the Jamul development project near San Diego, California, which we anticipate completing in mid-2016.

        We believe that our portfolio of assets provides us the benefit of a geographically diversified cash flow from operations. We continue to expand our gaming operations through the implementation and execution of a disciplined capital expenditure program at our existing properties, the pursuit of strategic acquisitions and the development of new gaming properties, particularly in attractive regional markets.

        In this Annual Report on Form 10-K, the terms "we," "us," "our," the "Company" and "Penn" refer to Penn National Gaming, Inc. and its subsidiaries, unless the context indicates otherwise.

Spin-Off of Real Estate Assets through a Real Estate Investment Trust

        On November 1, 2013, the Company completed its plan to separate its gaming operating assets from its real property assets by creating a newly formed, publicly traded real estate investment trust ("REIT"), known as Gaming and Leisure Properties, Inc. ("GLPI"), through a tax free spin-off (the "Spin-Off"). Penn effected the Spin-Off by distributing one share of common stock of GLPI to the holders of Penn common stock and Series C Convertible Preferred Stock ("Series C Preferred Stock") for every share of Penn common stock and every 1/1000th of a share of Series C Preferred Stock that they held at the close of business on October 16, 2013, the record date for the Spin-Off. Peter M. Carlino and the PMC Delaware Dynasty Trust dated September 25, 2013, a trust for the benefit of Mr. Carlino's children, also received additional shares of GLPI common stock, in exchange for shares of Penn common stock that they transferred to Penn immediately prior to the Spin-Off, and Mr. Carlino exchanged certain options to acquire Penn common stock for options to acquire GLPI common stock having the same aggregate intrinsic value. Penn engaged in these exchanges with Mr. Carlino and his related trust to ensure that each member of the Carlino family beneficially owns 9.9% or less of the outstanding shares of Penn common stock following the Spin-Off, so that GLPI can qualify to be taxed as a REIT for United States ("U.S.") federal income tax purposes.

        In addition, through a series of internal corporate restructurings, Penn contributed to GLPI substantially all of the assets and liabilities associated with Penn's real property interests and real estate development business, as well as all of the assets and liabilities of Hollywood Casino Baton Rouge and Hollywood Casino Perryville, which are referred to as the "TRS Properties." As a result of the Spin-Off, GLPI owns substantially all of Penn's former real property assets and leases back those assets (other than the TRS Properties) to Penn for use by its subsidiaries, under a "triple net" master lease agreement (the "Master Lease") (which has a fifteen-year initial term that can be extended at Penn's option for up to four five-year renewal terms), as well as owns and operates the TRS Properties. Penn continues to operate the leased gaming facilities and hold the associated gaming licenses with these facilities. As a result of the Spin-Off, the Company's results for the year ended December 31, 2013 only include the TRS Properties for the period January 1, 2013 through October 31, 2013.

        The Company received a private letter ruling from the Internal Revenue Service relating to the tax treatment of the separation and the qualification of GLPI as a REIT. The private letter ruling is subject to certain qualifications and based on certain representations and statements made by the Company and certain of its shareholders. If such representations and statements are untrue or incomplete in any material respect (including as a result of a material change in the transaction or other relevant facts), the Company may not be able to rely on the private letter ruling. The Company received opinions from outside counsel regarding certain aspects of the transaction that are not covered by the private letter ruling.

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

Master Lease

        As of December 31, 2014, the Company leased from GLPI real property assets associated with eighteen of the Company's gaming and related facilities used in the Company's operations. Our two projects currently under development, Plainridge Park Casino and a Hollywood Casino branded facility with the Jamul Tribe, are not subject to the Master Lease. The following summary of the Master Lease is qualified in its entirety by reference to the Master Lease attached hereto as Exhibit 10.20.

        The rent structure under the Master Lease, which became effective November 1, 2013, includes a fixed component, a portion of which is subject to an annual escalator of up to 2% if certain rent coverage ratio thresholds are met, and a component that is based on the performance of the facilities, which is prospectively adjusted, subject to a floor of zero (i) every five years by an amount equal to 4% of the average change to net revenues of all facilities under the Master Lease (other than Hollywood Casino Columbus and Hollywood Casino Toledo) during the preceding five years, and (ii) monthly by an amount equal to 20% of the change in net revenues of Hollywood Casino Columbus and Hollywood Casino Toledo during the preceding month. In addition, with the openings of Hollywood Gaming at Dayton Raceway and Hollywood Gaming at Mahoning Valley Race Course in the third quarter of 2014, these properties began paying rent subject to the terms of the Master Lease, which had the impact of increasing our annual rental expense related to the Master Lease by approximately $19 million, which approximates ten percent of the real estate construction costs paid for by GLPI related to these facilities.

        In April 2014, an amendment to the Master Lease was entered into in order to revise certain provisions relating to our Sioux City property. In accordance with the amendment, upon the ceasing of gaming operations at Argosy Casino Sioux City on July 30, 2014 due to the termination of its gaming license, the annual rent payable to GLPI was reduced by $6.2 million. Additionally, the Company finalized its calculation of rent coverage in accordance with the appropriate provisions of the Master Lease to determine if an annual base rent escalator is due. The calculation of the escalator resulted in an increase to our annual rent expense of $3.2 million starting November 1, 2014.

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

Segment Information

        Our Chief Executive Officer, who is the Company's Chief Operating Decision Maker ("CODM") as that term is defined in Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 280, "Segment Reporting" ("ASC 280"), measures and assesses the Company's business performance based on regional operations of various properties grouped together based primarily on their geographic locations. In January 2014, the Company named Jay Snowden as its Chief Operating Officer and the Company decided in connection with this announcement to re-align its reporting structure. Starting in January 2014, the Company's reportable segments are: (i) East/Midwest, (ii) West, and (iii) Southern Plains. See "Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Item 8—Financial Statements and Supplementary Data—Note 16—Segment Information."

        The East/Midwest reportable segment consists of the following properties: Hollywood Casino at Charles Town Races, Hollywood Casino Bangor, Hollywood Casino at Penn National Race Course, Hollywood Casino Lawrenceburg, Hollywood Casino Toledo, which opened on May 29, 2012, Hollywood Casino Columbus, which opened on October 8, 2012, Hollywood Gaming at Dayton Raceway, which opened on August 28, 2014, and Hollywood Gaming at Mahoning Valley Race Course, which opened on September 17, 2014. It also includes the Company's Casino Rama management service contract and the Plainville project in Massachusetts which the Company expects to open in June 2015. It also previously included Hollywood Casino Perryville, which was contributed to GLPI on November 1, 2013.

        The West reportable segment consists of the following properties: Zia Park Casino and the M Resort, as well as the Jamul development project, which the Company anticipates completing in mid-2016.

        The Southern Plains reportable segment consists of the following properties: Hollywood Casino Aurora, Hollywood Casino Joliet, Argosy Casino Alton, Argosy Casino Riverside, Hollywood Casino Tunica, Hollywood Casino Gulf Coast (formerly Hollywood Casino Bay St. Louis), Boomtown Biloxi, and Hollywood Casino St. Louis (formerly Harrah's St. Louis which was acquired from Caesars

Entertainment on November 2, 2012), and includes the Company's 50% investment in Kansas Entertainment, LLC ("Kansas Entertainment"), which owns the Hollywood Casino at Kansas Speedway. On July 30, 2014, the Company closed Argosy Casino Sioux City. This segment also previously included Hollywood Casino Baton Rouge, which was contributed to GLPI on November 1, 2013.

        The Other category consists of the Company's standalone racing operations, namely Rosecroft Raceway, Sanford-Orlando Kennel Club, and the Company's joint venture interests in Sam Houston Race Park, Valley Race Park, and Freehold Raceway, as well as the Company's 50% joint venture with the Cordish Companies in New York which we expect to dissolve in 2015. It also previously included the Company's Bullwhackers property, which was sold in July 2013. If the Company is successful in obtaining gaming operations at these locations, they would be assigned to one of the Company's reportable segments. The Other category also includes the Company's corporate overhead operations which does not meet the definition of an operating segment under ASC 280.

Properties

        As of December 31, 2014, we owned, managed, or had ownership interests in twenty-six facilities in the following seventeen jurisdictions: Florida, Illinois, Indiana, Kansas, Maine, Maryland, Massachusetts, Mississippi, Missouri, Nevada, New Jersey, New Mexico, Ohio, Pennsylvania, Texas, West Virginia, and Ontario. The Company, along with its joint venture partner, opened Hollywood Casino at Kansas Speedway on February 3, 2012. In Ohio, the Company opened four new gaming properties over the last three years, including: Hollywood Casino Toledo on May 29, 2012, Hollywood Casino Columbus on October 8, 2012, Hollywood Gaming at Dayton Raceway on August 28, 2014, and Hollywood Gaming at Mahoning Valley Race Course on September 17, 2014. In addition, on November 2, 2012, the Company acquired Harrah's St. Louis, which we subsequently rebranded as Hollywood Casino St. Louis. On July 30, 2014, the Company closed its facility in Sioux City, Iowa, and on July 1, 2013, the Company sold its Bullwhackers property located in Colorado. As such, the Company no longer has any operations in Iowa and Colorado. Additionally, as a result of the Spin-Off, Hollywood Casino Baton Rouge in Louisiana and Hollywood Casino Perryville in Maryland were contributed to GLPI on November 1, 2013.

        The real estate of the leased properties described below was contributed to GLPI as part of the Spin-Off; however, Penn continues to operate the leased gaming facilities. The following table summarizes certain features of the leased properties operated and managed by us as of December 31, 2014:

Leased Properties

	Location	Type of Facility	Approx. Property Square Footage(1)	Gaming Machines	Table Games(2)	Hotel Rooms
Hollywood Casino at Charles Town Races	Charles Town, WV	Land-based gaming/Thoroughbred racing	511,249	2,677	99	153
Hollywood Casino Lawrenceburg	Lawrenceburg, IN	Dockside gaming	634,000	2,223	71	295
Hollywood Casino Toledo	Toledo, OH	Land-based gaming	285,335	2,043	60	—
Hollywood Casino Columbus	Columbus, OH	Land-based gaming	354,075	2,268	78	—
Hollywood Gaming at Dayton Raceway	Dayton, OH	Land-based gaming/Standardbred racing	191,037	984	—	—
Hollywood Gaming at Mahoning Valley Race Course	Youngstown, OH	Land-based gaming/Thoroughbred racing	177,448	866	—	—
Hollywood Casino St. Louis	Maryland Heights, MO	Land-based gaming	645,270	2,112	57	502
Hollywood Casino at Penn National Race Course	Grantville, PA	Land-based gaming/Thoroughbred racing	451,758	2,433	54	—
M Resort	Henderson, NV	Land-based gaming	910,173	1,342	40	390
Argosy Casino Riverside	Riverside, MO	Dockside gaming	450,397	1,473	29	258
Hollywood Casino Gulf Coast	Bay St. Louis, MS	Land-based gaming	425,920	1,151	19	291
Hollywood Casino Tunica	Tunica, MS	Dockside gaming	315,831	1,095	20	494
Hollywood Casino Aurora	Aurora, IL	Dockside gaming	222,189	1,157	21	—
Boomtown Biloxi	Biloxi, MS	Dockside gaming	134,800	960	16	—
Hollywood Casino Joliet	Joliet, IL	Dockside gaming	322,446	1,126	23	100
Hollywood Casino Bangor	Bangor, ME	Land-based gaming/Harness racing	257,085	900	12	152
Argosy Casino Alton(3)	Alton, IL	Dockside gaming	241,762	907	12	—
Argosy Casino Sioux City(4)	Sioux City, IA	Dockside gaming	—	—	—	—
Zia Park Casino	Hobbs, NM	Land-based gaming/Thoroughbred racing	193,645	750	—	154

Total			6,724,420	26,467	611	2,789

(1)
Square footage includes conditioned space and excludes parking garages and barns.

(2)
Excludes poker tables.

(3)
Excludes the riverboat, which continues to be owned by Penn.

(4)
This facility was closed on July 30, 2014.

        The following table summarizes certain features of the other properties owned and operated, or managed, by us as of December 31, 2014:

Other Properties

	Location	Type of Facility	Approx. Property Square Footage(1)	Gaming Machines	Table Games(2)	Hotel Rooms
Owned Properties:
Hollywood Casino at Kansas Speedway(3)	Kansas City, KS	Land-based gaming	244,791	2,000	40	—
Beulah Park(4)	Grove City, OH	Thoroughbred racing	—	—	—	—
Freehold Raceway(5)	Freehold, NJ	Standardbred racing	132,865	—	—	—
Raceway Park(6)	Toledo, OH	Standardbred racing	—	—	—	—
Rosecroft Raceway	Oxon Hill, MD	Standardbred racing	183,950	—	—	—
Sanford-Orlando Kennel Club	Longwood, FL	Greyhound racing	58,940	—	—	—
Plainridge Racecourse(7)	Plainville, MA	Harness racing	55,230	—	—	—
Sam Houston Race Park(8)	Houston, TX	Thoroughbred racing	283,383	—	—	—
Valley Race Park(8)	Harlingen, TX	Greyhound racing	118,216	—	—	—
Managed Property:
Casino Rama(9)	Orillia, Ontario	Land-based gaming	864,047	2,499	106	289

Total			1,941,422	4,499	146	289

(1)
Square footage includes conditioned space and excludes parking garages and barns.

(2)
Excludes poker tables.

(3)
Pursuant to a joint venture with International Speedway Corporation ("International Speedway").

(4)
Operations for this property have been relocated to Hollywood Gaming at Mahoning Valley Race Course located in Austintown, Ohio. The facility closed on May 3, 2014.

(5)
Pursuant to a joint venture with Greenwood Limited Jersey, Inc., a subsidiary of Greenwood Racing, Inc.

(6)
Operations for this property have been relocated to Hollywood Gaming at Dayton Raceway located in Dayton, Ohio. The facility closed on June 30, 2014.

(7)
Slots parlor under construction anticipated to open in June 2015.

(8)
Pursuant to a joint venture with MAXXAM, Inc. ("MAXXAM").

(9)
Pursuant to a management contract.

        As mentioned above, we organize the properties we operate, manage and own, as applicable, into three segments, East/Midwest, West and Southern Plains. Below is a description of each of our properties by segment.

East/Midwest Properties

Hollywood Casino at Charles Town Races

        Hollywood Casino at Charles Town Races is located in Charles Town, West Virginia, within approximately a one-hour drive of the Baltimore, Maryland and Washington, D.C. markets. Hollywood Casino at Charles Town Races features 511,249 of property square footage with 2,677 gaming machines, 99 table games and 26 poker tables and a 153-room hotel. Hollywood Casino at Charles Town Races also features various dining options, including a high-end steakhouse, a sports bar and entertainment lounge, as well as an Asian themed restaurant. The complex also features live thoroughbred racing at a 3/4-mile all-weather lighted thoroughbred racetrack with a 3,000-seat grandstand, parking for 5,781 vehicles and simulcast wagering and dining.

Hollywood Casino at Penn National Race Course

        Hollywood Casino at Penn National Race Course is located in Grantville, Pennsylvania, which is 15 miles northeast of Harrisburg. Hollywood Casino at Penn National Race Course features 451,758 of property square footage with 2,433 slot machines, 54 table games and 16 poker tables. The facility also includes an entertainment bar and lounge, a sports bar, a buffet, a high-end steakhouse and various casual dining options, as well as a simulcast facility and viewing area for live racing. The facility has ample parking, including a five-story self-parking garage, with capacity for approximately 2,200 cars, and approximately 1,500 surface parking spaces for self and valet parking. The property includes a one-mile all-weather lighted thoroughbred racetrack and a 7/8-mile turf track. The property also includes 393 acres that are available for future expansion or development.

Hollywood Casino Lawrenceburg

        Hollywood Casino Lawrenceburg is located on the Ohio River in Lawrenceburg, Indiana, approximately 15 miles west of Cincinnati. The Hollywood-themed casino riverboat has 634,000 square feet of property square footage with 2,223 slot machines, 71 table games and 19 poker tables. Hollywood Casino Lawrenceburg also includes a 295-room hotel, as well as a restaurant, a bar, a nightclub, a sports bar, two cafes and meeting space.

        The City of Lawrenceburg Department of Redevelopment has recently completed construction of a hotel and event center located less than a mile away from our Hollywood Casino Lawrenceburg property. Effective in mid January 2015, by contractual agreement, the hotel and event center is owned and operated by a subsidiary of the Company. The hotel and event center includes 168 rooms, approximately 18,000 square feet of multipurpose space and 19,500 square feet of ballroom and meeting space.

Hollywood Casino Toledo

        Hollywood Casino Toledo is located in Toledo, Ohio and opened on May 29, 2012. Hollywood Casino Toledo is a Hollywood-themed casino featuring 285,335 of property square footage with 2,043 slot machines, 60 table games and 20 poker tables. Hollywood Casino Toledo also includes multiple food and beverage outlets, an entertainment lounge, and structured and surface parking for approximately 3,300 spaces.

Hollywood Casino Columbus

        Hollywood Casino Columbus is located in Columbus, Ohio and opened on October 8, 2012. Hollywood Casino Columbus is a Hollywood-themed casino featuring 354,075 of property square footage with 2,268 slot machines, 78 table games and 36 poker tables. Hollywood Casino Columbus also includes multiple food and beverage outlets, an entertainment lounge, and structured and surface parking for 4,616 spaces.

Hollywood Gaming at Dayton Raceway

        Hollywood Gaming at Dayton Raceway is located in Dayton, Ohio and opened on August 28, 2014. Hollywood Gaming at Dayton Raceway is a Hollywood-themed facility featuring 191,037 of property square footage with 984 video lottery terminals and a 5/8-mile standardbred racetrack. Hollywood Gaming at Dayton Raceway also includes various restaurants, bars, surface parking for 1,800 spaces and other amenities.

Hollywood Gaming at Mahoning Valley Race Course

        Hollywood Gaming at Mahoning Valley Race Course is located in Youngstown, Ohio and opened on September 17, 2014. Hollywood Gaming at Mahoning Valley Race Course is a Hollywood-themed facility featuring 177,448 of property square footage with 866 video lottery terminals and a one-mile thoroughbred racetrack. Hollywood Gaming at Mahoning Valley Race Course also includes various restaurants, bars, surface parking for 1,251 spaces and other amenities.

Hollywood Casino Bangor

        Hollywood Casino Bangor, which is located in Bangor, Maine, includes 257,085 of property square footage with 900 slot machines, 12 table games and 4 poker tables. Hollywood Casino Bangor's amenities include a 152-room hotel with 5,119 square feet of meeting and multipurpose space, three eateries, a buffet, a snack bar and a casual dining restaurant, a small entertainment stage, and a four-story parking garage with 1,500 spaces. Bangor Raceway, which is adjacent to the property, is located at historic Bass Park and includes a one-half mile standardbred racetrack and grandstand to seat 3,500 patrons.

Casino Rama

        Through CHC Casinos Canada Limited ("CHC Casinos"), our indirectly wholly-owned subsidiary, we manage Casino Rama, a full service gaming and entertainment facility, on behalf of the Ontario Lottery and Gaming Corporation ("OLGC"), an agency of the Province of Ontario. Casino Rama is located on the lands of the Rama First Nation, approximately 90 miles north of Toronto. The property has 864,047 of property square footage with 2,499 gaming machines, 106 table games and 12 poker tables. In addition, the property includes a 5,000-seat entertainment facility, a 289-room hotel and 3,642 surface parking spaces.

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

        In June 2014, we signed an agreement to extend the Casino Rama Agreement on a month-to-month basis with a 60-day notice period for up to a maximum period of forty-eight months. There can be no assurance as to how long the OLGC will continue to engage us to manage the property.

East/Midwest Development Projects

        Plainridge Racecourse is a 5/8-mile live-harness racing facility situated on 89 acres with an approximate 55,000 square foot, two story clubhouse for simulcast operations and live racing viewing. Plainridge Racecourse is located 20 miles southwest of the Boston beltway just off interstate 95 in Plainville, Massachusetts. On February 28, 2014, the Massachusetts Gaming Commission awarded the Company a Category Two slots-only gaming license, and on March 14, 2014, the Company broke ground on the development of Plainridge Park Casino. Plainridge Park Casino is anticipated to be a $225 million (including licensing fees) fully integrated racing and gaming facility featuring live harness racing and simulcasting with 1,250 gaming devices, various dining and entertainment options, structured and surface parking, and a two story clubhouse with approximately 55,000 square feet. We expect Plainridge Park Casino to open in June 2015.

West Properties

M Resort

        The M Resort, located approximately ten miles from the Las Vegas strip in Henderson, Nevada, is situated on over 90 acres on the southeast corner of Las Vegas Boulevard and St. Rose Parkway. The resort features 910,173 of property square footage with 1,342 slot machines and 40 table games. The M Resort also offers 390 guest rooms and suites, six restaurants and six destination bars, more than 60,000 square feet of meeting and conference space, a 4,700 space parking facility, a spa and fitness center and a 100,000 square foot events piazza.

Zia Park Casino

        Zia Park Casino is located in Hobbs, New Mexico and includes a casino, as well as an adjoining racetrack. The property includes 193,645 of property square footage with 750 slot machines and two restaurants. The property has a one-mile quarter/thoroughbred racetrack, with live racing from September to December, and a year-round simulcast parlor. In August 2014, we opened a new hotel, which includes 148 rooms, six suites, a board/meeting room, exercise/fitness facilities and a breakfast venue.

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

Hollywood Casino Joliet

        Hollywood Casino Joliet, part of the Chicagoland market, is located on the Des Plaines River in Joliet, Illinois, approximately 40 miles southwest of Chicago. This barge-based casino provides two levels with 1,126 slot machines, 23 table games and 3 poker tables. The land-based pavilion includes a steakhouse, a buffet and a sports bar. The casino barge includes a deli and entertainment lounge. The complex also includes a 100-room hotel, a 1,100 space parking garage, surface parking areas with approximately 1,500 spaces and an 80-space recreational vehicle park. In total, the facility includes 322,446 of property square footage.

Argosy Casino Alton

        Argosy Casino Alton is located on the Mississippi River in Alton, Illinois, approximately 20 miles northeast of downtown St. Louis. Argosy Casino Alton is a three-deck gaming facility featuring 241,762 of property square footage with 907 slot machines and 12 table games. Argosy Casino Alton includes an entertainment pavilion and features a 214-seat buffet, a restaurant, a deli and a 475-seat main showroom. The facility also includes surface parking areas with 1,341 spaces.

Hollywood Casino Gulf Coast

        Hollywood Casino Gulf Coast (formerly Hollywood Casino Bay St. Louis), which is located in Bay St. Louis, Mississippi, features 425,920 of property square footage with 1,151 slot machines, 19 table games, and 5 poker tables. The waterfront Hollywood Hotel features 291 rooms, a 10,000 square foot ballroom, and nine separate meeting rooms offering more than 14,000 square feet of meeting space. Hollywood Casino Gulf Coast offers live concerts and various entertainment on weekends. The property also features The Bridges golf course, an 18-hole championship golf course. Hollywood Casino Gulf Coast has various dining facilities including a steakhouse, a buffet, a casual dining room and a clubhouse lounge as well as an entertainment bar. Other amenities include a recreational vehicle park with 100 spaces and a gift shop.

Argosy Casino Riverside

        Argosy Casino Riverside is located on the Missouri River, approximately five miles from downtown Kansas City in Riverside, Missouri. The property features 450,397 of property square footage with 1,473 slot machines and 29 table games. This Mediterranean-themed casino and hotel features a nine-story, 258-room hotel and spa, an entertainment facility featuring various food and beverage areas, including a buffet, a steakhouse, a deli, a coffee bar, a VIP lounge and a sports/entertainment lounge and 19,000 square feet of banquet/conference facilities. Argosy Casino Riverside also has parking for approximately 3,000 vehicles, including a 1,250 space parking garage.

Hollywood Casino Tunica

        Hollywood Casino Tunica is located in Tunica, Mississippi. This single-level property features 315,831 of property square footage with 1,095 slot machines, 20 table games and 6 poker tables. Hollywood Casino Tunica also has a 494-room hotel and 123-space recreational vehicle park. Entertainment amenities include a steakhouse, a buffet, a grill, an entertainment lounge, a premium players' club, a themed bar facility, an indoor pool and showroom as well as banquet and meeting facilities. In addition, Hollywood Casino Tunica offers surface parking with 1,635 spaces.

Boomtown Biloxi

        Boomtown Biloxi is located in Biloxi, Mississippi and offers 134,800 of property square footage with 960 slot machines and 16 table games. It features a buffet, a steakhouse, a 24-hour grill, and a bakery. Boomtown Biloxi also has 1,450 surface parking spaces.

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

Hollywood Casino St. Louis

        Hollywood Casino St. Louis is located adjacent to the Missouri River in Maryland Heights, Missouri, directly off I-70 and approximately 22 miles northwest of downtown St. Louis, Missouri. The facility is situated on 248 acres along the Missouri River and features 645,270 of property square footage with 2,112 slot machines, 57 table games, 21 poker tables, a 502 guestroom hotel, nine dining and entertainment venues and structured and surface parking for approximately 4,600 spaces. At the end of 2013, we completed the transition of the property to our Hollywood Casino brand name.

Other Properties

Rosecroft Raceway

        Rosecroft Raceway, located approximately 13 miles south of Washington, D.C., is situated on 125 acres just outside the Washington I-495 Beltway in Prince George's county, Maryland. The Rosecroft facility features a 5/8-mile standardbred race track with a seven race paddock, a 53,000 square foot grandstand building, and a 96,000 square foot three story clubhouse building with dining facilities.

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

Off-track Wagering Facilities

        Our off-track wagering facilities ("OTWs") and racetracks provide areas for viewing import simulcast races of thoroughbred and standardbred horse racing, televised sporting events, placing pari-mutuel wagers and dining. We operate three OTWs in Pennsylvania, and through our joint venture in Pennwood, we own 50% of a leased OTW in Toms River, New Jersey. In addition, in accordance with an operating agreement with Pennwood, the Company constructed an OTW in Gloucester Township, New Jersey, which opened in July 2014. Per the operating agreement, this OTW is operated by us; however, Pennwood has the option to purchase the OTW once the Company has received its total investment as defined in the operating agreement.

Trademarks

        We own a number of trademarks and service marks registered with the U.S. Patent and Trademark Office ("U.S. PTO"), including but not limited to, "Hollywood Casino®," "Hollywood Gaming®," "Argosy®," "M Resort®," "Hollywood Poker®," "Marquee Rewards®" and "Telebet®." We believe that our rights to our marks are well established and have competitive value to our properties. We also have a number of trademark applications pending with the U.S. PTO.

        Pursuant to a License Agreement with Boomtown, Inc., dated August 8, 2000, our subsidiary BTN, LLC (successor to BTN, Inc.) uses "Boomtown" and other trademarks.

Competition

        The gaming industry is characterized by an increasingly high degree of competition among a large number of participants, including riverboat casinos, dockside casinos, land-based casinos, video lottery, gaming at taverns in certain states, such as Illinois as well as the potential legalization in Indiana and Pennsylvania, sweepstakes and poker machines not located in casinos, Native American gaming, emerging varieties of Internet gaming and other forms of gaming in the U.S. In a broader sense, our gaming operations face competition from all manner of leisure and entertainment activities, including: shopping; athletic events; television and movies; concerts and travel. Legalized gaming is currently permitted in various forms throughout the U.S., in several Canadian provinces and on various lands taken into trust for the benefit of certain Native Americans in the U.S. and Canada. Other jurisdictions, including states adjacent to states in which we currently have facilities (such as in Ohio and Maryland), have legalized and recently expanded or will expand gaming in the near future. In addition, established gaming jurisdictions could award additional gaming licenses or permit the expansion or relocation of existing gaming operations. New, relocated or expanded operations by other persons will increase competition for our gaming operations and could have a material adverse impact on us. Finally, the imposition of smoking bans and/or higher gaming tax rates have a significant impact on our properties' ability to compete with facilities in nearby jurisdictions.

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

        East/Midwest.    On June 6, 2012, a casino complex opened at the Anne Arundel Mills mall in Anne Arundel, Maryland, with approximately 3,200 slot machines and significantly increased its slot machine offerings by mid-September 2012 to approximately 4,750 slot machines. In addition, the Anne Arundel facility opened table games on April 11, 2013 and opened a 52 table poker room in late August 2013. The opening of this casino complex has and will continue to have a significant impact on the financial results of Hollywood Casino at Charles Town Races and to a lesser extent Hollywood

Casino at Penn National Race Course. However, the Horseshoe Baltimore Casino, which opened at the end of August 2014, has currently not had a significant negative impact on our operations at Charles Town. However, it may negatively impact our operations there in 2015 as the new facility becomes more established. In May 2013, three different bidders, including the Company, submitted proposals for a Prince George casino. In December 2013, the license for Prince George County was granted to MGM. The proposed $1.2 billion casino, which MGM plans to open in the second half of 2016, is anticipated to adversely impact our financial results as it will create additional competition for Hollywood Casino at Charles Town Races.

        A casino in Cincinnati, Ohio, which is the primary feeder market for our Hollywood Casino Lawrenceburg property, opened on March 4, 2013 and has had and will continue to have an adverse impact on Hollywood Casino Lawrenceburg. We opened Hollywood Casino Toledo on May 29, 2012 and Hollywood Casino Columbus on October 8, 2012. Additionally, the State of Ohio approved the placement of video lottery terminals at the state's seven racetracks. On June 1, 2012, a new racino at Scioto Downs in Columbus, Ohio opened, which has had a negative impact on Hollywood Casino Lawrenceburg's financial results and competes aggressively in the same market as Hollywood Casino Columbus. In addition, a new racino at Miami Valley Gaming (formerly known as Lebanon Raceway) opened in mid-December 2013, and a racino at Belterra Park (formerly known as River Downs) opened in May 2014. Both of these racinos compete with Hollywood Casino Lawrenceburg. Conversely, we have opened our own racinos in Ohio, with Hollywood Gaming at Dayton Raceway opening on August 28, 2014 and Hollywood Gaming at Mahoning Valley Race Course opening on September 17, 2014. As a result, in a relatively short period of time, Ohio has gone from having no gaming facilities to having four casinos and seven video lottery terminal facilities. In addition, we continue to fight illegal gaming operations, such as internet sweepstakes.

        In addition, legislators in Kentucky are currently considering gaming legislation. The commencement of gaming in Kentucky would negatively impact certain of our existing properties in the East/Midwest segment. Finally, Indiana and Pennsylvania are considering the potential legalization of gaming at taverns.

        West.    Our West segment contains our M Resort property which caters to the Las Vegas locals market. The strength of the Las Vegas locals market is partially linked to the health of the Las Vegas strip. Weakness in this market may negatively impact the Las Vegas locals market, including our M Resort property.

        Southern Plains.    In Illinois, there have been perennial gaming expansion proposals introduced in the legislature, which we expect to continue. Additionally, in July 2011, the Illinois Supreme Court, in a unanimous ruling, cleared the way for the 2009 Illinois Video Gaming Act to go forward, which authorized a limited number of video gaming terminals in licensed bars and taverns across Illinois, subject to host community approval. In October 2012, video gambling in Illinois was officially launched with the first locations being allowed to operate video gaming terminals. Currently, there are over 19,000 terminals at numerous locations throughout the state, which has had a negative impact on our casinos near or in Illinois. In addition, legislators in Nebraska are currently considering gaming legislation. The commencement of gaming in Nebraska or the expansion of gaming in Illinois would negatively impact certain of our existing properties in the Southern Plains segment.

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

U.S. and Foreign Revenues

        Our net revenues in the U.S. for 2014, 2013, and 2012 were approximately $2,578.8 million, $2,905.6 million, and $2,884.7 million, respectively. Our revenues from operations in Canada for 2014, 2013, and 2012 were approximately $11.7 million, $13.2 million, and $14.8 million, respectively.

Management

        The persons listed below represent executive officers of the Company.

Name	Age	Position
Timothy J. Wilmott	56	President and Chief Executive Officer
Jay Snowden	38	Executive Vice President and Chief Operating Officer
Saul V. Reibstein	66	Executive Vice President, Chief Financial Officer, and Treasurer
Carl Sottosanti	50	Senior Vice President, General Counsel, and Secretary
William J. Fair	52	Executive Vice President and Chief Development Officer

        Timothy J. Wilmott.    Mr. Wilmott joined us in February 2008 as President and Chief Operating Officer and was named Chief Executive Officer on November 1, 2013. In addition, in September 2014, Mr. Wilmott was appointed to the Board of Directors. Previously, Mr. Wilmott served as Chief Operating Officer of Harrah's Entertainment, a position he held for approximately four years. In this position, he oversaw the operations of all of Harrah's revenue- generating businesses, including 48 casinos, 38,000 hotel rooms and 300 restaurants. All Harrah's Division Presidents, Senior Vice Presidents of Brand Operations, Marketing and Information Technology personnel reported to Mr. Wilmott in his capacity as Chief Operating Officer. Prior to his appointment to the position of Chief Operating Officer, Mr. Wilmott served from 1997 to 2002 as Division President of Harrah's Eastern Division with responsibility for the operations of eight Harrah's properties.

        Jay Snowden.    Mr. Snowden joined us in October 2011 as Senior Vice President-Regional Operations and in January 2014 became our Chief Operating Officer. Mr. Snowden is responsible for overseeing all of our operating businesses, as well as human resources, marketing, and information technology. Prior to joining us, Mr. Snowden was the Senior Vice President and General Manager of Caesars and Harrah's in Atlantic City, and prior to that, held various leadership positions with them in St. Louis, San Diego and Las Vegas.

        Saul V. Reibstein.    Mr. Reibstein joined us in December 2013 as Senior Vice President and Chief Financial Officer. Previously, Mr. Reibstein served as a member of the Company's Board of Directors since June 2011 and as Chairman of the Board's Audit Committee. For eleven years, Mr. Reibstein served as a partner at BDO Seidman, LLP (now BDO USA, LLP), a professional services firm providing assurance, tax, financial advisory and consulting services to a wide range of publicly-traded and privately-held companies. At BDO, he was the partner in charge of the Philadelphia office from June 1997 to December 2001 and Regional Business Line Leader from December 2001 until September 2004. Since 2004, Mr. Reibstein served as a member of the senior management team of CBIZ, Inc., a New York Stock Exchange-listed professional services company. During his tenure at CBIZ, he held a number of positions including, most recently, Senior Managing Director with responsibility for the firm's New York practice since January 2012. He also oversaw the firm's business development efforts and managed nine of the firm's business units within its Financial Services Group. In addition, since July 2010, he has served as a member of the Board of Directors of Vishay Precision Group, Inc., a publicly traded company, where he is Chairman of the Audit Committee and a member of both the Compensation and Nominating and Corporate Governance committees.

        Carl Sottosanti.    In February 2014, Mr. Sottosanti was appointed to the position of Senior Vice President and General Counsel. Prior to this appointment, Mr. Sottosanti served as Vice President, Deputy General Counsel since 2003. Before joining Penn, Mr. Sottosanti served for five years as

General Counsel at publicly traded, Sanchez Computer Associates, Inc. and had oversight of all legal, compliance and intellectual property matters. From 1994 to 1998, Mr. Sottosanti was the Assistant General Counsel for Salient 3 Communications, Inc., a publicly traded telecommunications company. Mr. Sottosanti began his legal career in 1989 with the Philadelphia law firm Schnader Harrison, Segal & Lewis LLP.

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

Employees and Labor Relations

        As of December 31, 2014, we had 16,650 full- and part-time employees.

        The Company is required to have agreements with the horsemen at the majority of its racetracks to conduct its live racing and/or simulcasting activities. In addition, in order to operate gaming machines and table games in West Virginia, the Company must maintain agreements with each of the Charles Town horsemen, pari-mutuel clerks and breeders.

        At Hollywood Casino at Charles Town Races, the Company has an agreement with the Charles Town Horsemen's Benevolent and Protective Association that expired on December 31, 2013 and has been extended on a month-to-month basis while negotiations are in progress. Hollywood Casino at Charles Town Races also has an agreement with the breeders that expires on June 30, 2015. Additionally, the pari-mutuel clerks at Charles Town are represented under a collective bargaining agreement with the West Virginia Union of Mutuel Clerks, which expired on December 31, 2010 and has been extended on a month-to-month basis while negotiations are in process.

        The Company's agreement with the Pennsylvania Horsemen's Benevolent and Protective Association at Hollywood Casino at Penn National Race Course expires on January 31, 2016. The Company had a collective bargaining agreement with Local 137 of the Sports Arena Employees at Penn National Race Course with respect to on-track pari-mutuel clerks and admissions personnel which expired on December 31, 2011. In August 2012, Local 137 of the Sports Arena Employees announced that they entered into a "voluntary supervision" agreement with their international union, Laborers' International Union of North America ("LIUNA") Local 108. In February 2014, a new agreement with LIUNA Local 108 for on-track and OTWs bargaining units was ratified for three years.

        The Company's agreement with the Maine Harness Horsemen Association at Bangor Raceway continues through the conclusion of the 2015 racing season.

        In March of 2014, Hollywood Gaming at Mahoning Valley Race Course entered into an agreement with the Ohio Horsemen's Benevolent and Protective Association. The term is for a period of ten years from the September 2014 commencement of video lottery terminal operations at that facility.

        The Company's agreement with the Ohio Harness Horsemen's Association for racing at Hollywood Gaming at Dayton Raceway expired on December 31, 2014 but is still in effect pending the ongoing negotiations of a successor agreement.

        Rosecroft Raceway entered into agreements with the Cloverleaf Standardbred Owners Association ("CSOA") and Maryland Standardbred Breeder's Association ("MSBA") as of July 5, 2011. CSOA's agreement has been extended through December 31, 2020 with certain termination provisions. The MSBA agreement has been extended through December 31, 2020. Additionally, Rosecroft Raceway has entered into agreements with the United Food and Commercial Workers Union ("UFCW") Local 27 and the Seafarers Entertainment and Allied Trade Union ("SEATU") for certain bargaining positions at the racetrack. The UFCW Local 27 agreement was ratified on December 13, 2014 and expires on November 30, 2019. The SEATU agreement expires on November 30, 2020.

        Across certain of the Company's properties, SEATU represents approximately 1,280 of the Company's employees under agreements that expire at various times between November 2015 and May 2022. At Hollywood Casino Lawrenceburg and Argosy Casino Riverside, the SEATU agreements expired in June 2014 and October 2013, respectively, and both have been extended on a monthly basis while negotiations are in process. At Hollywood Casino Joliet, the Hotel Employees and Restaurant Employees Union Local 1 represents approximately 191 employees under a collective bargaining agreement which expires on March 31, 2015. At Hollywood Casino Columbus and Hollywood Casino Toledo, a council comprised of the United Auto Workers and the United Steel Workers represents approximately 1,321 employees under a collective bargaining agreement which ends on November 15, 2019. In addition, at some of the Company's properties, the Security Police and Fire Professionals of America, the International Brotherhood of Electronic Workers Locals 176 and 649, the LIUNA Public Serviced Employees Local 1290PE, and the United Industrial, Service, Transportation, Professional and Government Workers of North America represent certain of the Company's employees under collective bargaining agreements that expire at various times between June 2015 and September 2025. None of these additional unions represent more than 85 of the Company's employees.

Available Information

        For more information about us, visit our website at www.pngaming.com. The contents of our website are not part of this Annual Report on Form 10-K. Our electronic filings with the U.S. Securities and Exchange Commission ("SEC") (including all Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, and Current Reports on Form 8-K, and any amendments to these reports), including the exhibits, are available free of charge through our website as soon as reasonably practicable after we electronically file them with, or furnish them to, the SEC.

ITEM 1A.    RISK FACTORS

Risks Related to Our Business

         We face significant competition from other gaming and entertainment operations.

        The gaming industry is characterized by an increasingly high degree of competition among a large number of participants, including riverboat casinos, dockside casinos, land-based casinos, video lottery, gaming at taverns in certain states, such as Illinois as well as the potential legalization in Indiana and Pennsylvania, sweepstakes and poker machines not located in casinos, Native American gaming and other forms of gaming in the U.S. Furthermore, competition from internet lotteries, sweepstakes, and other internet wagering services, which allow their customers to wager on a wide variety of sporting events and play Las Vegas-style casino games from home or in non-casino settings, could divert customers from our properties and thus adversely affect our business. Such internet wagering services are often illegal under federal law but operate from overseas locations, and are nevertheless sometimes accessible to domestic gamblers. Currently, there are proposals that would legalize internet poker and other varieties of internet gaming in a number of states and at the federal level. Several states, such as Nevada, New Jersey and Delaware, have enacted legislation authorizing intrastate internet gaming and internet gaming operations have begun in these states. Expansion of internet gaming in other jurisdictions (both legal and illegal) could further compete with our traditional operations, which could have an adverse impact on our business and result of operations.

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

        Gaming competition is intense in most of the markets where we operate. Recently, there has been additional significant competition in our markets as a result of the upgrading or expansion of facilities by existing market participants, the entrance of new gaming participants into a market or legislative changes. As competing properties and new markets are opened, our operating results may be negatively impacted. For example, new casinos and racinos have opened recently that compete in the same market as our Lawrenceburg property; there is increased competition to our Charles Town property from the opening of the casino complex at the Arundel Mills mall in Anne Arundel, Maryland in June 2012 and its addition of table games in the spring of 2013; the opening of Horseshoe Baltimore Casino in Baltimore, Maryland in 2014 and the expected opening of a casino at National Harbor in Prince George's County, Maryland are competing with our Hollywood Casino at Charles Town Races and to a lesser extent, Hollywood Casino at Penn National Race Course; the opening of our joint venture casino project in Kansas in February 2012 which impacted Argosy Casino Riverside; and a casino that opened in July 2011 in Des Plaines, Illinois which negatively impacted our Hollywood Casino Aurora and Hollywood Casino Joliet properties. Hollywood Casino Aurora and Hollywood Casino Joliet have also been negatively impacted by the proliferation of gaming terminals at numerous locations throughout the state which are in the vicinity of our operations. In addition, some of our direct competitors in certain markets may have superior facilities and/or operating conditions. We expect each existing or future market in which we participate to be highly competitive. The competitive position of each of our casino properties is discussed in detail in the subsection entitled "Competition" of this Annual Report on Form 10-K.

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

        Management of new properties, especially in new geographic areas (such as our 2015 opening in Plainridge, Massachusetts), may require that we increase our management resources. We cannot assure you that we will be able to manage the combined operations effectively or realize any of the anticipated benefits of our acquisitions or development projects. We also cannot assure you that if acquisitions are completed, that the acquired businesses will generate returns consistent with our expectations.

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

        In addition, we have made, and may continue to make, substantial loans to the Jamul Tribe for the construction, development, equipment and operations of the proposed development in San Diego County. It is possible that no third party funding is secured prior to the facility opening. Our only material recourse for collection of indebtedness from the Jamul Tribe or for money damages for breach or wrongful termination of a management, development, consulting or financing agreement is from revenues, if any, from casino operations.

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

        We are required to pay more than half of our cash flow from operations to GLPI pursuant to and subject to the terms and conditions of the Master Lease. As a result of our current significantly reduced cash flow, our ability to fund our own operations or development projects, raise capital, make acquisitions and otherwise respond to competitive and economic changes may be adversely affected. For example, our obligations under the Master Lease may:

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

  •
  limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate; and

  •
  restrict our ability to raise capital, make acquisitions, divestitures and engage in other significant transactions.

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

        We lease 18 of the gaming and racing facilities we operate pursuant to the Master Lease (including the two properties recently completed in Dayton, Ohio and Mahoning Valley, Ohio). The Master Lease provides that GLPI may terminate the lease for a number of reasons, including, subject to applicable cure periods, the default in any payment of rent, taxes or other payment obligations or the breach of any other covenant or agreement in the lease. Termination of the Master Lease could result in a default under our debt agreements and could have a material adverse effect on our business, financial position or results of operations. Moreover, since as a lessee we do not completely control the land and improvements underlying our operations, GLPI as lessor could take certain actions to disrupt our rights in the facilities leased under the Master Lease which are beyond our control. If GLPI chose to disrupt our use either permanently or for a significant period of time, then the value of our assets could be impaired and our business and operations could be adversely affected. There can also be no assurance that we will be able to comply with our obligations under the Master Lease in the future.

        The Master Lease is commonly known as a triple-net lease. Accordingly, in addition to rent, we are required to pay among other things the following: (1) all facility maintenance, (2) all insurance required in connection with the leased properties and the business conducted on the leased properties, (3) taxes levied on or with respect to the leased properties (other than taxes on the income of the lessor) and (4) all utilities and other services necessary or appropriate for the leased properties and the business conducted on the leased properties. We are responsible for incurring the costs described in the preceding sentence notwithstanding the fact that many of the benefits received in exchange for such costs shall in part accrue to GLPI as owner of the associated facilities. In addition, if some of our leased facilities should prove to be unprofitable, we could remain obligated for lease payments and other obligations under the Master Lease even if we decided to withdraw from those locations. We could incur special charges relating to the closing of such facilities including lease termination costs, impairment charges and other special charges that would reduce our net income and could have a material adverse effect on our business, financial condition and results of operations.

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

        We have demonstrated suitability to obtain and have obtained all governmental licenses, registrations, permits and approvals necessary for us to operate our existing gaming and pari-mutuel facilities. We can give no assurance to you that we will be able to retain those existing licenses (for example the recent events in Iowa) or demonstrate suitability to obtain any new licenses, registrations, permits or approvals. In addition, the loss of a license in one jurisdiction could trigger the loss of a license or affect our eligibility for a license in another jurisdiction. As we expand our gaming operations in our existing jurisdictions or to new areas, we may have to meet additional suitability requirements and obtain additional licenses, registrations, permits and approvals from gaming authorities in these jurisdictions. The approval process can be time-consuming and costly and we cannot be sure that we will be successful.

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

        Moreover, legislation to prohibit, limit or add burdens to our business may be introduced in the future in states where gaming has been legalized. In addition, from time to time, legislators and special interest groups have proposed legislation that would expand, restrict or prevent gaming operations or which may otherwise adversely impact our operations in the jurisdictions in which we operate. Any expansion of gaming or restriction on or prohibition of our gaming operations or enactment of other adverse regulatory changes could have a material adverse effect on our operating results. For example, in October 2005, the Illinois House of Representatives voted to approve proposed legislation that would eliminate riverboat gambling. If the Illinois Senate had passed that bill, our business would have been materially impacted. The passage of the Smoke Free Illinois Act, which became effective January 1, 2008 and bans smoking in casinos, has adversely affected revenues and operating results at our Illinois properties. In Pennsylvania, we are currently permitted to allow smoking on only up to 50% of the gaming floor of our Grantville facility and smoking is banned in all other indoor areas. Additionally, on July 1, 2012, a state statute in Indiana became effective that imposes a state wide smoking ban in specified businesses, buildings, public places and other specified locations. The statute specifically exempts riverboat casinos, and all other gaming facilities in Indiana, from the smoking ban. However, the statute allows local government to enact a more restrictive smoking ban than the state statute and also leaves in place any more restrictive local legislation that exists as of the effective date of the statute. To date, our facility in Lawrenceburg, Indiana is not subject to any such local legislation. If additional smoking bans are enacted within jurisdictions where we operate or seek to do business, our business could be adversely affected.

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

        Compliance with other laws.    We are also subject to a variety of other rules and regulations, including zoning, environmental, construction and land-use laws and regulations governing the serving of alcoholic beverages. If we are not in compliance with these laws, it could have a material adverse effect on our business, financial condition and results of operations. We also deal with significant amounts of cash in our operations and are subject to various reporting and anti-money laundering regulations. Any violation of anti-money laundering laws or regulations, or any accusations of money laundering or regulatory investigations into possible money laundering activities, by any of our properties, employees or customers could have a material adverse effect on our financial condition, results of operations and cash flows.

         We have two properties that each generated 10% or more of our net revenues.

        For the year ended December 31, 2014, we had two facilities—one in Charles Town, West Virginia and one in Grantville, Pennsylvania—that each generated approximately 10% or more of our net revenues. Our ability to meet our operating and debt service requirements is dependent, in part, upon the continued success of these facilities. The operations at these facilities and any of our other facilities could be adversely affected by numerous factors, including those described in these "Risk Factors" as well as more specifically those described below:

  •
  risks related to local and regional economic and competitive conditions, such as a decline in the number of visitors to a facility, a downturn in the overall economy in the market, a decrease in consumer spending on gaming activities in the market or an increase in competition within and outside the state in which each property is located (for example, the effect on our Charles Town and, to a lesser extent, Grantville casinos due to the casino complex at the Arundel Mills mall in

    Anne Arundel, Maryland which opened on June 6, 2012 and added table games in the spring of 2013, and the opening of Horseshoe Baltimore Casino in Baltimore, Maryland in August 2014 and expected opening of a casino at National Harbor in Prince George's County, Maryland in the second half of 2016);

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

        In addition, although to a lesser extent than our facilities in Charles Town, West Virginia and Grantville, Pennsylvania, we anticipate meaningful contributions from Hollywood Casino St. Louis and following the relocation of our two racetracks in Ohio in the third quarter of 2014, we now have four gaming facilities in the state of Ohio. Therefore, our results will be dependent on the regional economies and competitive landscapes at these locations as well.

         We depend on our key personnel.

        We are highly dependent on the services of our executive management team and other members of our senior management team. In 2013, in connection with the Spin-Off, we experienced some turnover, including the resignation of Peter M. Carlino from his position as our Chief Executive Officer (although he retained his position as Chairman of the Board). We have promoted various individuals (including our current CEO and COO) as well as hired executives from outside the gaming industry to fill these positions. Our ability to attract and retain key personnel is affected by the competitiveness of our compensation packages and the other terms and conditions of employment, our continued ability to compete effectively against other gaming companies and our growth prospects. The loss of the services of any members of our senior management team could have a material adverse effect on our business, financial condition and results of operations.

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

        The operations of our facilities are subject to disruptions or reduced patronage as a result of severe weather conditions, natural disasters and other casualty events. Because many of our gaming operations are located on or adjacent to bodies of water, these facilities are subject to risks in addition to those associated with land-based casinos, including loss of service due to casualty, forces of nature, mechanical failure, extended or extraordinary maintenance, flood, hurricane or other severe weather conditions. For example, in late August 2005, we closed Hollywood Casino Bay St. Louis in Bay St. Louis, Mississippi, Boomtown Biloxi in Biloxi, Mississippi and Hollywood Casino Baton Rouge in Baton Rouge, Louisiana in anticipation of Hurricane Katrina. Hollywood Casino Baton Rouge subsequently reopened on August 30, 2005. However, due to the extensive damage sustained, operations at Boomtown Biloxi and Hollywood Casino Bay St. Louis did not resume until June 29, 2006 and August 31, 2006, respectively. Many of our casinos operate in areas which are subject to periodic flooding that has caused us to experience decreased attendance and increased operating expenses. Any flood or other severe weather condition could lead to the loss of use of a casino facility for an extended period. For instance, Hollywood Casino Tunica was closed from May 1, 2011 to May 25, 2011 due to flooding. In terms of casualty events, on March 20, 2009, our Hollywood Casino Joliet was closed following a fire that started in the land-based pavilion at the facility. On June 25, 2009, the casino barge reopened with temporary land-based facilities, and we began construction of a new land-based pavilion, which opened in late December 2010. In addition, on May 31, 2013, Hollywood Casino St. Louis sustained damage as a result of a tornado and was forced to close for approximately fourteen hours. Most recently, we closed Hollywood Casino Toledo for three days in 2014 and for one day in 2015 due to snow and extreme cold temperatures. Even if adverse weather conditions do not require the closure of our facilities, those conditions make it more difficult for our customers to reach our properties, which can have an adverse impact on our operations.

         The extent to which we can recover under our insurance policies for damages sustained at our properties in the event of future inclement weather and other casualty events could adversely affect our business.

        We maintain significant property insurance, including business interruption coverage, for these and other properties. However, there can be no assurances that we will be fully or promptly compensated for losses at any of our facilities in the event of future inclement weather or casualty events. In addition, our property insurance coverage is in an amount that may be significantly less than the expected and actual replacement cost of rebuilding certain facilities "as was" if there was a total loss. The Master Lease requires us, in the event of a casualty event, to rebuild a leased property to substantially the same condition as existed immediately before such casualty event. We renew our insurance policies (other than our builder's risk insurance) on an annual basis. The cost of coverage may become so material that we may need to further reduce our policy limits, further increase our deductibles, or agree to certain exclusions from our coverage.

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

        Our operations in several jurisdictions depend on land leases and/or management and development agreements with third parties and local governments. If we, or if GLPI in the case of leases pursuant to which we are the sub-lessee, are unable to renew these leases and agreements on satisfactory terms as they expire, our business may be disrupted and, in the event of disruptions in multiple jurisdictions, could have a material adverse effect on our financial condition and results of operations. For example, in Iowa, each gaming license is issued jointly to a gaming operator and a local charitable organization ("QSO"). The agreement between our gaming operator subsidiary in Iowa, Belle of Sioux City, L.P. ("Belle"), and its local QSO, Missouri River Historical Development, Inc. ("MRHD"), expired in early July 2012. An extension agreement with MRHD through March 2015 was signed by both parties; however, the validity of this agreement is currently the subject of litigation. Furthermore, in April 2013, the Iowa Racing and Gaming Commission ("IRGC") awarded a new gaming license to operate a land-based casino in Woodbury County to Sioux City Entertainment ("SCE") and SCE opened a Hard Rock branded casino on August 1, 2014. Belle challenged the denial of its gaming license renewal, which is still pending, however, on July 30, 2014, Argosy Casino Sioux City was ordered to close.

        Similarly, in the Province of Ontario, through CHC Casinos, our indirectly wholly owned subsidiary, we manage Casino Rama, a full service gaming and entertainment facility, on behalf of the OLGC, an agency of the Province of Ontario. In June 2014, we signed an agreement to extend the management agreement for Casino Rama on a month-to-month basis with a 60-day notice period for up to a maximum period of forty-eight months. No assurance can be given as to how long the OLGC will continue to engage us to manage the property.

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

        A substantial majority of the slot machines sold in the U.S. in recent years were manufactured by a few select companies, and there has been extensive recent consolidation activity within the gaming equipment sector, including the recent acquisitions of Multimedia Games, Inc. by Global Cash Access, Bally Technologies, Inc. by Scientific Games Corporation, International Gaming Technologies by GTECH Holdings and previous acquisitions of WMS Industries Inc. by Scientific Games Corporation, which closed in October 2013, and the acquisition of SHFL Entertainment, Inc. by Bally Technologies, Inc. which closed in November 2013.

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

        At Hollywood Casino at Charles Town Races, we have an agreement with the Charles Town Horsemen's Benevolent and Protective Association that expired on December 31, 2013 and has been extended on a month-to-month basis while negotiations are in progress. Hollywood Casino at Charles Town Races also has an agreement with the breeders that expires on June 30, 2015. Additionally, the pari-mutuel clerks at Charles Town are represented under a collective bargaining agreement with the West Virginia Union of Mutuel Clerks, which expired on December 31, 2010 and has been extended on a month-to-month basis while negotiations are in process.

        Our agreement with the Pennsylvania Horsemen's Benevolent and Protective Association at Hollywood Casino at Penn National Race Course expires on January 31, 2016. We had a collective bargaining agreement with Local 137 of the Sports Arena Employees at Penn National Race Course with respect to on-track pari-mutuel clerks and admissions personnel which expired on December 31, 2011. In August 2012, Local 137 of the Sports Arena Employees announced that they entered into a "voluntary supervision" agreement with their international union, LIUNA Local 108. In February 2014, a new agreement with LIUNA Local 108 for on-track and OTWs bargaining units was ratified for three years.

        Our agreement with the Maine Harness Horsemen Association at Bangor Raceway continues through the conclusion of the 2015 racing season. In March of 2014, Hollywood Gaming at Mahoning Valley Race Course entered into an agreement with the Ohio Horsemen's Benevolent and Protective Association. The term is for a period of ten years from the September 2014 commencement of video lottery terminal operations at that facility. The Company's agreement with the Ohio Harness Horsemen's Association for racing at Hollywood Gaming at Dayton Raceway expired on December 31, 2014 but is still in effect pending the ongoing negotiations of a successor agreement. Rosecroft Raceway entered into agreements with the CSOA and MSBA as of July 5, 2011. CSOA's agreement has been extended through December 31, 2020 with certain termination provisions. The MSBA agreement has been extended through December 31, 2020. Additionally, Rosecroft Raceway has entered into agreements with the UFCW Local 27 and the SEATU for certain bargaining positions at the racetrack. The UFCW Local 27 agreement was ratified on December 13, 2014 and expires on November 30, 2019. The SEATU agreement expires on November 30, 2020.

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

        We rely on information technology and other systems to maintain and transmit customers' personal and financial information, credit card settlements, credit card funds transmissions, mailing lists and reservations information. We have taken steps designed to safeguard our customers' confidential personal information. However, our information and processes are subject to the ever-changing threat of compromised security, in the form of a risk of potential breach, system failure, computer virus, or unauthorized or fraudulent use by customers, company employees, or employees of third party vendors. The steps we take to deter and mitigate these risks may not be successful, and any resulting compromise or loss of data or systems could adversely impact operations or regulatory compliance and could result in remedial expenses, fines, litigation, and loss of reputation, potentially impacting our financial results.

        Further, as cyber-attacks continue to evolve, we may incur significant costs in our attempts to modify or enhance our protective measures or investigate or remediate any vulnerability.

Risks Related to the Spin-Off

         If the Spin-Off, together with certain related transactions, does not qualify as a transaction that is generally tax-free for U.S. federal income tax purposes, we could be subject to significant tax liabilities.

        We received a private letter ruling (the "IRS Ruling") from the IRS substantially to the effect that, among other things, the Spin-Off, together with certain related transactions, will qualify as a transaction that is generally tax-free for U.S. federal income tax purposes under Sections 355 and/or 368(a)(1)(D) of the Internal Revenue Code of 1986, as amended (the "Code"). The IRS Ruling does not address certain requirements for tax-free treatment of the Spin-Off under Section 355, and we received from our tax advisors a tax opinion substantially to the effect that, with respect to such requirements on which the IRS will not rule, such requirements will be satisfied. The IRS Ruling, and the tax opinions that we expect to receive from our tax advisors, relied on and will rely on, among other things, certain representations, assumptions and undertakings, including those relating to the past and future conduct of GLPI's business, and the IRS Ruling and the opinions would not be valid if such representations, assumptions and undertakings were incorrect in any material respect.

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

        The historical financial statements included in our previous SEC filings prior to the Spin-Off do not reflect what our business, financial position or results of operations will be in the future. In connection with the Spin-Off, significant changes have occurred in our cost structure, financing and business operations as a result of our operation as a stand-alone company separate from GLPI and our entering into transactions with GLPI and its subsidiaries that have not existed historically, including the Master Lease.

         Peter M. Carlino, our Chairman, and David A. Handler, one of our directors, may have actual or potential conflicts of interest because of their positions at GLPI.

        Peter M. Carlino serves as our Chairman and as the Chairman and Chief Executive Officer of GLPI. In addition, David A. Handler, one of our directors, is also a director of GLPI. While we have procedures in place to address such situations, these overlapping positions could create, or appear to create, potential conflicts of interest when our or GLPI's management and directors pursue the same corporate opportunities, such as greenfield development opportunities or potential acquisition targets, or face decisions that could have different implications for us and GLPI. Further, potential conflicts of interest could arise in connection with the resolution of any dispute between us and GLPI (or its subsidiaries) regarding the terms of the agreements governing the separation and the relationship, such as pursuant to the Master Lease, thereafter between us and GLPI. Potential conflicts of interest could also arise if we and GLPI enter into any commercial or other adverse arrangements with each other in the future.

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

        We intend to finance some of our current and future expansion, development and renovation projects and acquisitions with cash flow from operations, borrowings under our senior secured credit facility and equity or debt financings. In connection with the Spin-Off, we entered into approximately $1,550 million of new debt financing, which includes a five year revolving credit facility with a borrowing capacity of $500 million, a five year $500 million Term Loan A facility and a seven year $250 million Term Loan B facility under our senior secured credit facility and $300 million of 5.875% senior unsecured notes. In addition, following the Spin-Off, we are required by the Master Lease to, in the case of certain expansion projects, or may choose, in the case of other development projects, to provide GLPI the right to provide the financing needed for such purposes. Depending on the state of the credit markets, if we are unable to finance our current or future projects, we could have to seek alternative financing, such as through selling assets, restructuring debt, increasing our reliance on equity financing or seeking additional joint venture partners. Depending on credit market conditions, alternative sources of funds may not be sufficient to finance our expansion, development and/or renovation, or such other financing may not be available on acceptable terms, in a timely manner or at all. In addition, our existing indebtedness contains restrictions on our ability to incur additional indebtedness. If we are unable to secure additional financing, we could be forced to limit or suspend expansion, development and renovation projects and acquisitions, which may adversely affect our business, financial condition and results of operations.

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

        Our senior secured credit facility requires us, among other obligations, to maintain specified financial ratios and to satisfy certain financial tests, including interest coverage, senior secured net leverage and total net leverage ratios. In addition, our credit facility restricts, among other things, our ability to incur additional indebtedness, incur guarantee obligations, repay certain other indebtedness or amend debt instruments, pay dividends, create liens on our assets, make investments, make acquisitions, engage in mergers or consolidations, engage in certain transactions with subsidiaries and affiliates or otherwise restrict corporate activities. In addition, the indenture governing the 5.875% senior unsecured notes restricts, among other things, our ability to incur additional indebtedness (excluding certain indebtedness under our credit facility), issue certain preferred stock, pay dividends or distributions on our capital stock or repurchase our capital stock, make certain investments, create liens on our assets to secure certain debt, enter into transactions with affiliates, merge or consolidate with another company, transfer and sell assets and designate our subsidiaries as unrestricted subsidiaries. A failure to comply with the restrictions contained in the documentation governing any of our indebtedness, termination of the Master Lease (subject to certain exceptions) or the occurrence of certain defaults under the Master Lease could lead to an event of default thereunder that could result in an acceleration of such indebtedness. Such acceleration would likely constitute an event of default under our other indebtedness, which event of default could result in all of our debt becoming immediately due and payable and could permit certain of our lenders to foreclose on any of our assets securing such debt.

         To service our indebtedness, we will require a significant amount of cash, which depends on many factors beyond our control.

        We cannot assure you that our business will generate sufficient cash flow from operations or that future borrowings will be available to us under our senior secured credit facility in amounts sufficient to enable us to fund our liquidity needs, including with respect to our indebtedness. We also may incur indebtedness related to facilities we develop or acquire prior to generating cash flow from those facilities. If those facilities do not provide us with cash flow to service that indebtedness, we will need to rely on cash flow from our other properties, which would increase our leverage. In addition, if we consummate significant acquisitions in the future, our cash requirements may increase significantly. As we are required to satisfy amortization requirements under our senior secured credit facility or as other debt matures, we may also need to raise funds to refinance all or a portion of our debt. We cannot assure you that we will be able to refinance any of our debt, including our senior secured credit facility, on attractive terms, commercially reasonable terms or at all. Our future operating performance and our ability to service, extend or refinance our debt will be subject to future economic conditions and to financial, business and other factors, many of which are beyond our control.

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

East/Midwest

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

        The City of Lawrenceburg Department of Redevelopment has recently completed construction of a hotel and event center located less than a mile away from our Hollywood Casino Lawrenceburg property. Effective in mid January 2015, by contractual agreement, the hotel and event center is owned and operated by a subsidiary of the Company. The hotel and event center includes 168 rooms, approximately 18,000 square feet of multipurpose space and 19,500 square feet of ballroom and meeting space.

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

        Hollywood Gaming at Dayton Raceway.    We lease 119 acres on the site of an abandoned Delphi Automotive plant in Dayton, Ohio, where we relocated Raceway Park and opened a new gaming facility on August 28, 2014. The facility includes a 5/8-mile standardbred racetrack and 1,800 parking spaces.

        Hollywood Gaming at Mahoning Valley Race Course.    We lease 193 acres in Austintown, Ohio, where we relocated Beulah Park and opened a new gaming facility on September 17, 2014. The facility includes a one-mile thoroughbred racetrack and 1,251 parking spaces.

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

        Plainridge Racecourse.    On February 28, 2014, we were awarded a Category Two slots-only gaming license by the Massachusetts Gaming Commission. In March 2014, we purchased the Plainridge Racecourse in Plainville, Massachusetts and immediately began development on a 106,000 square foot facility with 1,250 gaming devices, various dining and entertainment options and 1,620 structured and surface parking spaces. We expect the new facility to be completed in June 2015. Currently, the facility features harness racing on a 5/8-mile track, a clubhouse with two floors for simulcast and live racing viewing and 1,500 parking spaces.

West

        M Resort.    We lease 88 acres on the southeast corner of Las Vegas Boulevard and St. Rose Parkway in Henderson, Nevada, where the M Resort is located. The M Resort property includes a 390-room hotel, a 4,700 space parking facility, and other facilities. We also lease 4 acres of land which is part of the property.

        Zia Park Casino.    Our casino adjoins the racetrack and is located on 317 acres that we lease in Hobbs, New Mexico. The property includes a one-mile quarter/thoroughbred racetrack. In August 2014, we opened a new hotel, which includes 148 rooms, six suites, a board/meeting room, exercise/fitness facilities and a breakfast venue.

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

        Hollywood Casino Gulf Coast.    We lease 580 acres in the city of Bay St. Louis, Mississippi. The property includes a land-based casino, 18-hole golf course, a 291-room hotel, a 20-slip marina and other facilities.

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

        Boomtown Biloxi.    We lease 18.2 acres, most of which is utilized for the gaming location. We also lease 5 acres of submerged tidelands at the casino site from the State of Mississippi, 1.1 acres for parking, 1.2 acres of land mostly used for parking and welcome center, and 0.4 acres of undeveloped land, as well as the barge on which the casino is located and all of the land-based facilities.

        Hollywood Casino at Kansas Speedway.    Through our joint venture with International Speedway, we own 101 acres in which Hollywood Casino sits on Turn Two of the Kansas Speedway.

        Hollywood Casino St. Louis.    We lease 248 acres along the Missouri River in Maryland Heights, Missouri, which includes a 502-room hotel and structure and surface parking.

Other

        Rosecroft Raceway.    Rosecroft Raceway is situated on 125 acres, which we own. The Rosecroft facility features a 5/8-mile standardbred race track with a seven race paddock, a 53,000 square foot grandstand building, and a 96,000 square foot three story clubhouse building.

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

        Sam Houston Race Park and Valley Race Park.    Through our joint venture with MAXXAM, we own 168 acres at Sam Houston Race Park and 71 acres at Valley Race Park. Sam Houston Race Park includes a one-mile dirt track and a 7/8-mile turf track as well as a 226,000 square foot grandstand and pavilion centre. Valley Race Park features 118,216 of property square footage as a dog racing and simulcasting facility located in Harlingen, Texas.

        Off-track Wagering Facilities.    The following is a list of our four OTWs and their locations:

Location	Approx. Size (Square Ft.)	Owned/Leased	Date Opened
Reading, PA	22,500	Leased	May 1992
York, PA	25,590	Leased	March 1995
Lancaster, PA	24,000	Leased	July 1996
Clementon, NJ	15,000	Leased	July 2014

        In addition, through our joint venture in Pennwood, we own 50% of a leased OTW in Toms River, New Jersey, that has 28,160 square feet.

        Corporate.    We lease 49,928 square feet of executive office and warehouse space for buildings in Wyomissing, Pennsylvania from affiliates of Peter Carlino, the Chairman of our Board of Directors.

ITEM 3.    LEGAL PROCEEDINGS

        The Company is subject to various legal and administrative proceedings relating to personal injuries, employment matters, commercial transactions and other matters arising in the ordinary course of business. The Company does not believe that the final outcome of these matters will have a material adverse effect on the Company's consolidated financial position or results of operations. In addition, the Company maintains what it believes is adequate insurance coverage to further mitigate the risks of such proceedings. However, such proceedings can be costly, time consuming and unpredictable and, therefore, no assurance can be given that the final outcome of such proceedings may not materially impact the Company's consolidated financial condition or results of operations. Further, no assurance can be given that the amount or scope of existing insurance coverage will be sufficient to cover losses arising from such matters.

        The following proceedings could result in costs, settlements, damages, or rulings that materially impact the Company's consolidated financial condition or operating results. The Company believes that it has meritorious defenses, claims and/or counter-claims with respect to these proceedings, and intends to vigorously defend itself or pursue its claims.

        Gaming licenses in Iowa are typically issued jointly to a gaming operator and a local charitable organization known as a QSO. The agreement between the Company's gaming operator subsidiary in Iowa, Belle, and its QSO, MRHD, expired in early July 2012. On July 12, 2012, when presented with an extension of the Company's QSO/operating agreement for the Sioux City facility through March 2015, the IRGC refused to approve the extension. On April 18, 2013, the IRGC awarded the license to another gaming operator. In August 2013, the IRGC formally denied the Company's application for a renewal of its state license. The Belle filed numerous petitions challenging the IRGC's actions which have all been denied by the Iowa District Court in Polk County, Iowa. The Belle has filed a consolidated appeal which is pending before the Iowa Supreme Court. On July 30, 2014, Argosy Casino Sioux City ceased its operations.

        On October 21, 2011, the Ohio Roundtable filed a complaint in the Court of Common Pleas in Franklin County, Ohio against a number of defendants, including the Governor, the Ohio Lottery Commission and the Ohio Casino Control Commission. The complaint alleges a variety of substantive and procedural defects relative to the approval and implementation of video lottery terminals as well as several counts dealing with the taxation of standalone casinos. As intervenors, we, along with the other two casinos in Ohio, filed motions for judgment on the pleadings to supplement the position of the Racing Commission. In May 2012, the complaint was dismissed, and in March 2013, the Ohio appeals court upheld the dismissal. On April 30, 2013, plaintiffs requested the Ohio Supreme Court to hear an appeal of the decision, and the Ohio Supreme Court elected to accept the appeal. The appeal is currently pending.

ITEM 4.    MINE SAFETY DISCLOSURES

        Not applicable.

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Range of Market Price

        Our common stock is quoted on the NASDAQ Global Select Market under the symbol "PENN." The following table sets forth for the periods indicated the high and low sales prices per share of our common stock as reported on the NASDAQ Global Select Market. The prices set forth in the table below for 2013 have been adjusted to reflect the impact of the Spin-Off which occurred on November 1, 2013.

	High	Low
2014
1/1/14-3/31/14	$14.16	$11.09
4/1/14-6/30/14	13.39	10.80
7/1/14-9/30/14	12.46	10.18
10/1/14-12/31/14	14.67	10.68
2013
1/1/13-3/31/13	$12.33	$10.61
4/1/13-6/30/13	13.54	11.23
7/1/13-9/30/13	12.98	11.01
10/1/13-12/31/13	13.34	12.24

        The closing sale price per share of our common stock on the NASDAQ Global Select Market on February 18, 2015 was $16.77. As of February 18, 2015, there were approximately 506 holders of record of our common stock.

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

Stock Repurchase

        We did not repurchase any shares of our common stock in the fourth quarter of 2014.

        On October 11, 2013, the Company completed its previously disclosed exchange and repurchase transactions with FIF V PFD LLC ("Fortress"), which is an affiliate of Fortress Investment Group LLC, and certain affiliates of Centerbridge Capital Partners, L.P. (collectively, "Centerbridge"). In the transactions, on October 11, 2013, Penn (i) issued 14,553 shares of its Series C preferred stock to Fortress in exchange for all of the 9,750 shares of Penn's Series B preferred stock held by Fortress, (ii) repurchased 5,929 of its Series C preferred stock from Fortress for cash consideration of $397.2 million and (iii) repurchased all of the 2,300 shares of Penn's Series B preferred stock held by Centerbridge for cash consideration of $230.0 million. As a result of this transaction, there are no longer any shares of Penn's Series B preferred stock outstanding.

        Subject to the terms and conditions of the Statement with Respect to Shares of Series C Convertible Preferred Stock, the 8,624 remaining shares of Series C preferred stock held by Fortress are convertible into 8,624,000 shares of Penn common stock.

ITEM 6.    SELECTED FINANCIAL DATA

        The following selected consolidated financial and operating data for the five-year period ended December 31, 2014 is derived from our consolidated financial statements that have been audited by Ernst & Young LLP, an independent registered public accounting firm. The selected consolidated financial and operating data should be read in conjunction with our consolidated financial statements and notes thereto, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the other financial information included herein.

	Year Ended December 31,
	2014(1)	2013(2)	2012(3)	2011	2010(4)
	(in thousands, except per share data)
Income statement data:
Net revenues	$2,590,527	$2,918,754	$2,899,465	$2,742,257	$2,459,111
Total operating expenses	2,830,949	3,690,726	2,456,876	2,242,676	2,305,885

(Loss) income from operations	(240,422)	(771,972)	442,589	499,581	153,226
Total other expenses	(31,359)	(143,905)	(78,063)	(110,349)	(148,708)

(Loss) income from operations before income taxes	(271,781)	(915,877)	364,526	389,232	4,518
Income tax (benefit) provision	(38,586)	(121,538)	152,555	146,881	66,178

Net (loss) income including noncontrolling interests	(233,195)	(794,339)	211,971	242,351	(61,660)
Less: Net loss attributable to noncontrolling interests	—	—	—	—	(2,193)

Net (loss) income attributable to the shareholders of Penn National Gaming, Inc. and subsidiaries	$(233,195)	$(794,339)	$211,971	$242,351	$(59,467)

Per share data:
Basic (loss) earnings per common share	$(2.97)	$(10.17)	$2.24	$2.52	$(0.76)
Diluted (loss) earnings per common share	$(2.97)	$(10.17)	$2.04	$2.26	$(0.76)
Weighted shares outstanding—Basic(5)	78,425	78,111	76,345	77,991	78,079
Weighted shares outstanding—Diluted(5)	78,425	78,111	103,804	107,051	78,079
Other data:
Net cash provided by operating activities	$220,001	$440,802	$507,189	$567,365	$493,178
Net cash used in investing activities	(375,536)	(414,957)	(1,188,487)	(338,802)	(736,758)
Net cash provided by (used in) financing activities	71,213	6,683	703,325	(236,508)	(223,153)
Depreciation and amortization	178,981	298,326	245,348	211,476	212,387
Interest expense	45,982	97,092	81,440	99,564	130,215
Capital expenditures	228,145	199,913	472,985	293,081	362,955
Balance sheet data:
Cash and cash equivalents	$208,673	$292,995	$260,467	$238,440	$246,385
Total assets	2,236,430	2,183,991	5,644,057	4,606,346	4,462,879
Total debt	1,260,832	1,050,792	2,730,570	2,043,165	2,171,123
Shareholders' equity	554,486	758,400	2,250,929	1,971,631	1,777,766

(1)
During the fourth quarter of 2014, we recorded pre-tax goodwill and other intangible assets impairment charges of $316.5 million ($253.5 million, net of taxes), as we determined that a portion of the value of our goodwill and other intangible assets was impaired due to our outlook of continued challenging regional gaming conditions which persisted in 2014 at certain properties in our Southern Plains segment, as well as for the write-off of a trademark intangible asset in the West segment. During the second quarter of 2014, the Company recorded a pre-tax impairment charge of $4.6 million ($2.8 million, net of taxes) to write-down certain idle assets to their estimated salvage value. Rental expense under the Master Lease, which became effective November 1, 2013, was $421.4 million for the year ended December 31, 2014.

(2)
Primarily as of result of the Spin-Off, we recorded pre-tax impairment charges of $1,058.4 million ($842.9 million, net of taxes) during the year ended December 31, 2013. In addition, as a result of a new gaming license being awarded for the development of an additional casino in Sioux City, Iowa to another applicant in April 2013, we recorded a pre-tax impairment charge of $71.8 million ($70.5 million, net of taxes) for Argosy Casino Sioux City during the year ended December 31, 2013. Additionally, in conjunction with the relocation of our two racetracks in Ohio, we recorded a pre-tax impairment charge of $2.2 million ($1.4 million, net of taxes) during the year ended December 31, 2013. Furthermore, for 2013, we incurred a $61.7 million loss on the early extinguishment of debt, transaction costs associated with the Spin-Off of $28.8 million, and rental expense under the Master Lease of $69.5 million.

(3)
During the year ended December 31, 2012, we incurred non-deductible lobbying costs of $45.1 million associated with our unsuccessful efforts to oppose an expansion of gaming in the state of Maryland and transaction costs associated with the Spin-Off of $7.1 million.

(4)
As a result of decreased earnings projections resulting from an anticipated increase in competition from the scheduled opening of a $445 million casino in the second half of 2011 in Des Plaines, Illinois, as well as continued challenging market conditions in the Chicagoland regional market, we recorded a pre-tax goodwill impairment charge of $188.8 million ($173.0 million, net of taxes) related to our Aurora and Joliet properties during the year ended December 31, 2010. As a result of the May 2010 statewide election, whereby the voters determined that our casino in Columbus could be located at the site of the former Delphi Automotive plant along Columbus's West Side, we reclassified the land that we had previously purchased in the Arena District site that had been originally approved for our casino as held for sale and recorded a pre-tax impairment charge of $31.3 million ($20.1 million, net of taxes). Additionally, during the year ended December 31, 2010, we wrote-off the trademark intangible asset associated with the Argosy acquisition for $4.4 million ($2.8 million, net of taxes) due to management's strategy to transition Argosy properties to the Hollywood Casino brand.

(5)
Since we reported a loss from operations for the years ended December 31, 2014, 2013, and 2010, we were required to use basic weighted-average common shares outstanding, rather than diluted weighted-average common shares outstanding, when calculating diluted loss per share for those periods.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our Operations

        We are a leading, diversified, multi-jurisdictional owner and manager of gaming and pari-mutuel properties. In 1997, we began our transition from a pari-mutuel company to a diversified gaming company with the acquisition of the Charles Town property and the introduction of video lottery terminals in West Virginia. Since 1997, we have continued to expand our gaming operations through strategic acquisitions, greenfield projects, and property expansions. We, along with our joint venture partner, opened Hollywood Casino at Kansas Speedway on February 3, 2012. In Ohio, we opened four new gaming properties over the last three years, including: Hollywood Casino Toledo on May 29, 2012, Hollywood Casino Columbus on October 8, 2012, Hollywood Gaming at Dayton Raceway on August 28, 2014, and Hollywood Gaming at Mahoning Valley Race Course on September 17, 2014. In addition, on November 2, 2012, we acquired Harrah's St. Louis, which we subsequently rebranded as Hollywood Casino St. Louis. Finally, we are in the process of constructing Plainridge Park Casino, an integrated racing and gaming facility in Plainville, Massachusetts, which we expect to open in June 2015, as well as the Jamul development project near San Diego, California, which we anticipate completing in mid-2016. We believe that our portfolio of assets provides us the benefit of geographically diversified cash flow from operations.

        As of December 31, 2014, we owned, managed, or had ownership interests in twenty-six facilities in the following seventeen jurisdictions: Florida, Illinois, Indiana, Kansas, Maine, Maryland, Massachusetts, Mississippi, Missouri, Nevada, New Jersey, New Mexico, Ohio, Pennsylvania, Texas, West Virginia, and Ontario. On July 30, 2014, the Company closed its facility in Sioux City, Iowa. In addition, Beulah Park and Raceway Park in Ohio were closed as the racetracks were relocated to Hollywood Gaming at Mahoning Valley Race Course and Hollywood Gaming at Dayton Raceway, respectively, both of which opened in the third quarter of 2014.

        The vast majority of our revenue is gaming revenue, derived primarily from gaming on slot machines (which represented approximately 84% and 83% of our gaming revenue in 2014 and 2013, respectively) and to a lesser extent, table games, which is highly dependent upon the volume and spending levels of customers at our properties. Other revenues are derived from our management service fee from Casino Rama, our transition service fees from GLPI, our hotel, dining, retail, admissions, program sales, concessions and certain other ancillary activities, and our racing operations. Our racing revenue includes our share of pari-mutuel wagering on live races after payment of amounts returned as winning wagers, our share of wagering from import and export simulcasting, and our share of wagering from our OTWs.

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

Spin-Off of Real Estate Assets through a Real Estate Investment Trust

        On November 1, 2013, the Company completed its plan to separate its gaming operating assets from its real property assets by creating a newly formed, publicly traded REIT, known as GLPI, through a tax free Spin-Off. Penn effected the Spin-Off by distributing one share of common stock of GLPI to the holders of Penn common stock and Series C Preferred Stock for every share of Penn common stock and every 1/1000th of a share of Series C Preferred Stock that they held at the close of business on October 16, 2013, the record date for the Spin-Off. Peter M. Carlino and the PMC Delaware Dynasty Trust dated September 25, 2013, a trust for the benefit of Mr. Carlino's children, also received additional shares of GLPI common stock, in exchange for shares of Penn common stock that they transferred to Penn immediately prior to the Spin-Off, and Mr. Carlino exchanged certain options to acquire Penn common stock for options to acquire GLPI common stock having the same aggregate intrinsic value. Penn engaged in these exchanges with Mr. Carlino and his related trust to ensure that each member of the Carlino family beneficially owns 9.9% or less of the outstanding shares of Penn common stock following the Spin-Off, so that GLPI can qualify to be taxed as a REIT for U.S. federal income tax purposes.

        In addition, through a series of internal corporate restructurings, Penn contributed to GLPI substantially all of the assets and liabilities associated with Penn's real property interests and real estate development business, as well as all of the assets and liabilities of Hollywood Casino Baton Rouge and Hollywood Casino Perryville, which are referred to as the "TRS Properties." As a result of the Spin-Off, GLPI owns substantially all of Penn's former real property assets and leases back those assets (other than the TRS Properties) to Penn for use by its subsidiaries, under the Master Lease (which has a fifteen-year initial term that can be extended at Penn's option for up to four five-year renewal terms), as well as owns and operates the TRS Properties. Penn continues to operate the leased gaming facilities and hold the associated gaming licenses with these facilities. As a result of the Spin-Off, the Company's results for the year ended December 31, 2013 only include the TRS Properties for the period January 1, 2013 through October 31, 2013.

        On November 1, 2013, Penn entered into a Tax Matters Agreement with GLPI, which governs the respective rights, responsibilities and obligations of the two companies after the Spin-Off with respect to payment of tax liabilities, entitlement of refunds, and filing of tax returns and sets forth certain covenants and indemnities. Pursuant to the Tax Matters Agreement, Penn was required to prepare and file a federal consolidated income tax return for 2013, which included a combination of Penn and GLPI legal entities for the activity prior to the Spin-Off, with any adjustments for the impact of the final consolidated income tax return recorded to either shareholders' equity or the statement of income depending on the specific item giving rise to the adjustment. In conjunction with the filing of the final 2013 federal consolidated income tax return with the Internal Revenue Service, Penn recorded an increase to shareholders' equity of $0.1 million during the year ended December 31, 2014.

        The Company received a private letter ruling from the Internal Revenue Service relating to the tax treatment of the separation and the qualification of GLPI as a REIT. The private letter ruling is subject to certain qualifications and based on certain representations and statements made by the Company and certain of its shareholders. If such representations and statements are untrue or incomplete in any material respect (including as a result of a material change in the transaction or other relevant facts), the Company may not be able to rely on the private letter ruling. The Company received opinions from outside counsel regarding certain aspects of the transaction that are not covered by the private letter ruling.

        The Company incurred transaction costs of $0.9 million, $28.8 million, and $7.1 million for the years ended December 31, 2014, 2013 and 2012, respectively, associated with the Spin-Off, which were included in general and administrative expenses within the consolidated statements of operations.

Segment Information

        Our Chief Executive Officer, who is the Company's CODM as that term is defined in ASC 280, measures and assesses the Company's business performance based on regional operations of various properties grouped together based primarily on their geographic locations. In January 2014, the Company named Jay Snowden as its Chief Operating Officer and the Company decided in connection with this announcement to re-align its reporting structure. Starting in January 2014, the Company's reportable segments are: (i) East/Midwest, (ii) West, and (iii) Southern Plains. The prior year amounts were reclassified to conform to the Company's new reporting structure in accordance with ASC 280.

        The East/Midwest reportable segment consists of the following properties: Hollywood Casino at Charles Town Races, Hollywood Casino Bangor, Hollywood Casino at Penn National Race Course, Hollywood Casino Lawrenceburg, Hollywood Casino Toledo, which opened on May 29, 2012, Hollywood Casino Columbus, which opened on October 8, 2012, Hollywood Gaming at Dayton Raceway, which opened on August 28, 2014, and Hollywood Gaming at Mahoning Valley Race Course, which opened on September 17, 2014. It also includes the Company's Casino Rama management service contract and the Plainville project in Massachusetts which the Company expects to open in June 2015. It also previously included Hollywood Casino Perryville, which was contributed to GLPI on November 1, 2013.

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

        The Other category consists of the Company's standalone racing operations, namely Rosecroft Raceway, Sanford-Orlando Kennel Club, and the Company's joint venture interests in Sam Houston Race Park, Valley Race Park, and Freehold Raceway, as well as the Company's 50% joint venture with the Cordish Companies in New York which we anticipate dissolving in 2015. It also previously included the Company's Bullwhackers property, which was sold in July 2013. If the Company is successful in obtaining gaming operations at these locations, they would be assigned to one of the Company's reportable segments. The Other category also includes the Company's corporate overhead operations which does not meet the definition of an operating segment under ASC 280.

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

        We operate a geographically diversified portfolio comprised largely of new and well maintained regional gaming facilities. This has allowed us to develop what we believe to be a solid base for future growth opportunities. We have also made investments in joint ventures that we believe may allow us to capitalize on additional gaming opportunities in certain states if legislation or referenda are passed that permit and/or expand gaming in these jurisdictions and we are selected as a licensee. Historically, the Company has been reliant on certain key regional gaming markets (for example, its results from Hollywood Casino at Charles Town Races and Hollywood Casino Lawrenceburg). Over the past several years, the Company has diversified its operations via new development facilities and acquisitions and anticipates further diversifying its reliance on specific properties in connection with its current development pipeline.

Financial Highlights:

        We reported net revenues and a loss from operations of $2,590.5 million and $240.4 million, respectively, for the year ended December 31, 2014, compared to net revenues and a loss from operations of $2,918.8 million and $772.0 million, respectively, for the corresponding period in the prior year. The major factors affecting our results for the year ended December 31, 2014, as compared to the year ended December 31, 2013, were:

  •
  Impairment losses of $321.1 million for the year ended December 31, 2014, compared to $1,132.4 million for the year ended December 31, 2013.

  •
  Rental expense for real property assets leased from GLPI (whose lease term commenced November 1, 2013) of $421.4 million and $69.5 million for the years ended December 31, 2014 and 2013, respectively.

  •
  The opening of Hollywood Gaming at Dayton Raceway on August 28, 2014 in our East/Midwest segment, which generated $30.4 million of net revenues for the year ended December 31, 2014.

  •
  The opening of Hollywood Gaming at Mahoning Valley Race Course on September 17, 2014 in our East/Midwest segment, which generated $31.7 million of net revenues for the year ended December 31, 2014.

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

  •
  The closure of Argosy Casino Sioux City in our Southern Plains segment on July 30, 2014.

  •
  Lower general and administrative expenses for Other of $55.9 million for the year ended December 31, 2014, compared to the corresponding period in the prior year, primarily due to lower Spin-Off transaction and development costs of $30.0 million, lower costs on cash-settled stock based awards of $13.9 million primarily due to the favorable impact from declines in GLPI's stock price for GLPI awards held by Penn employees and the fact that certain members of Penn's executive management team transferred their employment to GLPI as part of the Spin-Off, lower stock-based compensation costs of $12.1 million primarily due to lower aggregate executive compensation following the Spin-Off, and a reduction in various other items due to cost containment measures, all of which was partially offset by higher lobbying costs of $3.5 million.

  •
  Depreciation and amortization expense decreased by $119.3 million for the year ended December 31, 2014, as compared to the corresponding period in the prior year, primarily due to the contribution of real estate assets to GLPI, as well as Hollywood Casino Perryville and Hollywood Casino Baton Rouge, on November 1, 2013.

  •
  A $61.7 million loss on the early extinguishment of debt related to debt issuance costs write-offs for the 2013 refinancing of our previous senior secured credit facility and redemption of the $325 million 8 3/4% senior subordinated notes, the call premium on the $325 million 8 3/4% senior subordinated notes of $34.7 million, and the write-off of the discount on the Term Loan B facility of the previous senior secured credit facility.

  •
  A pre-tax insurance gain of $5.7 million at Hollywood Casino St. Louis for the year ended December 31, 2014, as compared to a net pre-tax insurance loss of $0.1 million at Hollywood Casino St. Louis during the year ended December 31, 2013 in our Southern Plains segment.

  •
  Lobbying costs of $6.6 million for the year ended December 31, 2014 to win a referendum on the repeal of gaming in Massachusetts.

  •
  We had a net loss of $233.2 million for the year ended December 31, 2014, as compared to a net loss of $794.3 million for the corresponding period in the prior year, primarily due to the variances discussed above, as well as decreased interest expense primarily due to our lower levels of indebtedness subsequent to the Spin-Off, offset by a lower income tax benefit.

Segment Developments:

        The following are recent developments that have had or will have an impact on us by segments:

East/Midwest

  •
  In June 2012, we announced that we had filed applications with the Ohio Lottery Commission for Video Lottery Sales Agent Licenses for our Ohio racetracks, Raceway Park and Beulah Park, and with the Ohio State Racing Commission for permission to relocate the racetracks to Dayton and Austintown, respectively. On May 1, 2013, we received approval from the Ohio Racing Commission for our relocation plans. Hollywood Gaming at Mahoning Valley Race Course, which opened on September 17, 2014, features a one-mile thoroughbred track and 866 video lottery terminals. Hollywood Gaming at Dayton Raceway, which opened on August 28, 2014, features a 5/8-mile standardbred track and 984 video lottery terminals. See the section entitled "Liquidity and Capital Resources—Capital Expenditures" below for further details.

  •
  On October 21, 2011, the Ohio Roundtable filed a complaint in the Court of Common Pleas in Franklin County, Ohio against a number of defendants, including the Governor, the Ohio Lottery Commission and the Ohio Casino Control Commission. The complaint alleges a variety of substantive and procedural defects relative to the approval and implementation of video lottery terminals as well as several counts dealing with the taxation of standalone casinos. As intervenors, we, along with the other two casinos in Ohio, filed motions for judgment on the pleadings to supplement the position of the Racing Commission. In May 2012, the complaint was dismissed, and in March 2013, the Ohio appeals court upheld the dismissal. On April 30, 2013, plaintiffs requested the Ohio Supreme Court to hear an appeal of the decision, and the Ohio Supreme Court elected to accept the appeal. The appeal is currently pending.

  •
  In addition, the Ohio Racing Commission's decision to permit Raceway Park to relocate its Toledo racetrack to Dayton was challenged in the Franklin County Court of Common Pleas by Lebanon Trotting Club, Inc., the prior owner of a neighboring racetrack. The Ohio Racing Commission and Raceway Park filed briefs requesting the Franklin County Court to uphold the Ohio Racing Commission's decision. In July 2014, the lawsuit was dismissed by the court, and Lebanon Trotting Club, Inc. did not appeal, making this decision final.

  •
  Hollywood Casino Lawrenceburg faced increased competition, and their results have been and will continue to be negatively impacted by the openings of Horseshoe Casino in Cincinnati, Ohio in March 2013, as well as to a lesser extent, a racino at Miami Valley Gaming in mid-December 2013, a racino at Belterra Park in May 2014, and our own Dayton facility in August 2014.

  •
  Hollywood Casino at Charles Town Races faced increased competition and their results have been negatively impacted by the opening of a casino complex at the Arundel Mills mall in Anne Arundel, Maryland. The casino opened on June 6, 2012 with approximately 3,200 slot machines and significantly increased its slot machine offerings by mid-September 2012 to approximately 4,750 slot machines. In addition, the Anne Arundel facility opened table games on April 11, 2013 and opened a 52 table poker room in late August 2013.

  •
  On February 28, 2014, the Massachusetts Gaming Commission awarded the Company a Category Two slots-only gaming license for its planned $225 million (including licensing fees) Plainridge Park Casino in Plainville, Massachusetts. On March 14, 2014, the Company broke ground on the facility, which will feature live harness racing and simulcasting, along with 1,250 gaming devices, various dining and entertainment options, structured and surface parking, and a two story clubhouse with approximately 55,000 square feet. The Company expects the facility to open in June 2015. In June 2014, the Massachusetts Supreme Judicial Court ruled to permit a referendum to repeal the enabling legislation in Massachusetts to be included in the November 4, 2014 general election ballot, but this referendum was defeated and the enabling legislation was therefore confirmed.

  •
  Through CHC Casinos, we manage Casino Rama, a full service gaming and entertainment facility, on behalf of the OLGC. The Casino Rama Agreement sets out the duties, rights and obligations of CHC Casinos and our indirectly wholly-owned subsidiary, CRC Holdings, Inc. In June 2014, we signed an agreement to extend the Casino Rama Agreement on a month-to-month basis with a 60-day notice period for up to a maximum period of forty-eight months.

West

  •
  On April 5, 2013, we announced that, subject to final National Indian Gaming Commission approval, we and the Jamul Tribe had entered into definitive agreements (including management, development, branding and lending arrangements), to jointly develop a Hollywood Casino-branded casino on the Jamul Tribe's trust land in San Diego County, California. The proposed facility is located approximately 20 miles east of downtown San Diego. The proposed $360 million development project will include a three-story gaming and entertainment facility of approximately 200,000 square feet featuring over 1,700 slot machines, 43 live table games, including poker, multiple restaurants, bars and lounges and a partially enclosed parking structure with over 1,800 spaces. In mid-January 2014, we announced the commencement of construction activities at the site and it is anticipated that the facility will open in mid-2016. We currently provide financing to the Jamul Tribe in connection with the project and, upon opening, we will manage and provide branding for the casino.

Southern Plains

  •
  As discussed in Note 12 to the consolidated financial statements, on July 30, 2014, Argosy Casino Sioux City ceased its operations.

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

Long-lived assets

        At December 31, 2014, we had a net property and equipment balance of $769.1 million within our consolidated balance sheet, representing 34.4% of total assets. We depreciate property and equipment on a straight-line basis over their estimated useful lives. The estimated useful lives are determined based on the nature of the assets as well as our current operating strategy. We review the carrying value of our property and equipment for possible impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable based on undiscounted estimated future cash flows expected to result from its use and eventual disposition. The factors considered by us in performing this assessment include current operating results, trends and prospects, as well as the effect of obsolescence, demand, competition and other economic factors. For purposes of recognizing and measuring impairment in accordance with ASC 360, "Property, Plant, and Equipment," assets are grouped at the individual property level representing the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets. In assessing the recoverability of the carrying value of property and equipment, we must make assumptions regarding future cash flows and other factors. If these estimates or the related assumptions change in the future, we may be required to record an impairment loss for these assets. Such an impairment loss would be recognized as a non-cash component of operating income.

Goodwill and other intangible assets

        At December 31, 2014, the Company had $277.6 million in goodwill and $370.6 million in other intangible assets within its consolidated balance sheet, representing 12.4% and 16.6% of total assets, respectively, resulting from the Company's acquisition of other businesses and payment for gaming licenses. Two issues arise with respect to these assets that require significant management estimates and judgment: (i) the valuation in connection with the initial purchase price allocation; and (ii) the ongoing evaluation for impairment.

        In connection with our acquisitions, valuations are completed to determine the allocation of the purchase prices. The factors considered in the valuations include data gathered as a result of our due diligence in connection with the acquisitions, projections for future operations, and data obtained from third- party valuation specialists as deemed appropriate. Goodwill represents the future economic benefits of a business combination measured as the excess purchase price over the fair market value of net assets acquired. Goodwill is tested annually, or more frequently if indicators of impairment exist, in two steps. In step 1 of the impairment test, the current fair value of each reporting unit is estimated using a discounted cash flow model which is then compared to the carrying value of each reporting unit. If the carrying amount of a reporting unit exceeds its fair value in step 1 of the impairment test, then step 2 of the impairment test is performed to determine the implied fair value of goodwill for that reporting unit. If the implied fair value of goodwill is less than the goodwill allocated for that reporting unit, an impairment is recognized.

        In accordance with ASC 350, "Intangibles-Goodwill and Other," the Company considers its gaming licenses and other various intangible assets as indefinite-life intangible assets that do not require amortization based on our future expectations to operate our gaming facilities indefinitely (notwithstanding the recent events in Iowa, which we concluded was an isolated incident and the first time in our history a gaming regulator has taken an action which could cause us to lose our gaming license) as well as our historical experience in renewing these intangible assets at minimal cost with various state commissions. Rather, these intangible assets are tested annually for impairment, or more frequently if indicators of impairment exist, by comparing the fair value of the recorded assets to their carrying amount. If the carrying amounts of the indefinite-life intangible assets exceed their fair value, an impairment loss is recognized. The Company completes its testing of its intangible assets prior to assessing the realizability of its goodwill.

        The Company assessed the fair value of its indefinite-life intangible assets (which are primarily gaming licenses) using the Greenfield Method under the income approach. The Greenfield Method estimates the fair value of the license using a discounted cash flow model assuming the Company built a casino with similar utility to that of the existing facility. The method assumes a theoretical start-up company going into business without any assets other than the intangible asset being valued. As such, the value of the license is a function of the following items:

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

        For the year ended December 31, 2014, the Company recorded pre-tax goodwill and other intangible assets impairment charges of $316.5 million ($253.5 million, net of taxes), as it determined that a portion of the value of its goodwill and other intangible assets was impaired as a result of the October 1, 2014 impairment test due to the Company's outlook of continued challenging regional gaming conditions at certain properties which persisted in 2014 in its Southern Plains segment, as well as for the write-off of a trademark intangible asset in the West segment. The impairment charges by segment were as follows: Southern Plains, $315.1 million pre-tax ($252.7 million, net of taxes) and West, $1.4 million pre-tax ($0.8 million, net of taxes).

        For 2013, as the Spin-Off was a significant financial event, an interim goodwill and other indefinite-life intangible assets impairment test as of November 1, 2013, the Spin-Off date, was performed. For the November 1, 2013 impairment test, the forecasted cash flows for each applicable property was updated to include the rent expense to be paid to GLPI under the Master Lease. As of a result of the impairment test, we recorded pre-tax impairment charges of $1,058.4 million

($842.9 million, net of taxes) for the year ended December 31, 2013, as we determined that a portion of the value of our goodwill and other intangible assets was impaired. The impairment charge by segment was as follows: East/Midwest, $429.6 million pre-tax ($348.8 million, net of taxes); Southern Plains, $592.6 million pre-tax ($465.6 million, net of taxes); and Other, $36.2 million pre-tax ($28.5 million, net of taxes).

        Additionally, as a result of a new gaming license being awarded for the development of a new casino in Sioux City, Iowa to another applicant in April 2013, we recorded a pre-tax impairment charge of $71.8 million ($70.5 million, net of taxes) for Argosy Casino Sioux City during the three months ended June 30, 2013, as we determined that the fair value of our Sioux City reporting unit was less than its carrying amount based on the Company's analysis of the estimated future expected cash flows the Company anticipated receiving from the operations of this facility.

        Consistent with prior years, we believe at this time all of our reporting units with goodwill and other intangible assets are at risk to have impairment charges in future periods regardless of the margin by which the current fair value of our reporting units exceed their carrying value and that such margin cannot and should not be relied upon to predict which properties are most at risk for future impairment charges. This is because the revenue and earning streams in our industry can vary significantly based on various circumstances, which in many cases are outside of the Company's control, and as such are extremely difficult to predict and quantify. We have disclosed several of these circumstances in the "Risk Factors" section of this Annual Report on Form 10-K. For instance, changes in legislation that approves gaming in nearby jurisdictions, further expansion of gaming in jurisdictions where we currently operate, new state legislation that requires the implementation of smoking bans at our casinos or any other events outside of our control that make the customer experience less desirable.

        Once an impairment of goodwill or other indefinite-life intangible assets has been recorded, it cannot be reversed. Because our goodwill and indefinite-life intangible assets are not amortized, there may be volatility in reported income because impairment losses, if any, are likely to occur irregularly and in varying amounts. Intangible assets that have a definite- life are amortized on a straight-line basis over their estimated useful lives or related service contract. We review the carrying value of our intangible assets that have a definite-life for possible impairment whenever events or changes in circumstances indicate that their carrying value may not be recoverable. If the carrying amount of the intangible assets that have a definite-life exceed their fair value, an impairment loss is recognized.

        The Company's remaining goodwill and other intangible assets by reporting unit at December 31, 2014 is shown below (in thousands):

Reporting Unit	Goodwill	Other Intangible Assets
Zia Park Casino	$144,171	$—
Hollywood Casino St. Louis	—	77,072
Hollywood Casino at Penn National Race Course	1,497	67,607
Hollywood Gaming at Dayton Raceway	15,339	50,000
Hollywood Casino Joliet	6,886	44,464
Hollywood Casino Lawrenceburg	—	50,000
Hollywood Gaming at Mahoning Valley Race Course	—	50,000
Hollywood Casino Aurora	37,687	—
Argosy Casino Riverside	32,122	4,964
Plainridge Park Casino	3,052	25,297
Boomtown Biloxi	22,365	—
Hollywood Casino Tunica	9,305	—
Others	5,158	1,158

Total	$277,582	$370,562

Income taxes

        At December 31, 2014, we had a net deferred tax asset balance of $134.6 million within our consolidated balance sheet. We account for income taxes in accordance with ASC 740, "Income Taxes" ("ASC 740"). Under ASC 740, deferred tax assets and liabilities are determined based on the differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities and are measured at the prevailing enacted tax rates that will be in effect when these differences are settled or realized. ASC 740 also requires that deferred tax assets be reduced by a valuation allowance if it is more-likely-than-not that some portion or all of the deferred tax assets will not be realized.

        The realizability of the net deferred tax assets is evaluated quarterly by assessing the valuation allowance and by adjusting the amount of the allowance, if necessary. We consider all available positive and negative evidence including projected future taxable income and available tax planning strategies that could be implemented to realize the net deferred tax assets. The evaluation of both positive and negative evidence is a requirement pursuant to ASC 740 in determining more-likely-than-not the net deferred tax assets will be realized. In the event the Company determines that the deferred income tax assets would be realized in the future in excess of their net recorded amount, an adjustment to the valuation allowance would be recorded, which would reduce the provision for income taxes.

        ASC 740 also creates a single model to address uncertainty in tax positions, and clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in an enterprise's financial statements. It also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. At December 31, 2014, we had a liability for unrecognized tax benefits of $8.2 million, which is included in noncurrent tax liabilities within our consolidated balance sheet. We operate within multiple taxing jurisdictions and are subject to audits in each jurisdiction. These audits can involve complex issues that may require an extended period of time to resolve. In our opinion, adequate provisions for income taxes have been made for all open periods.

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

Results of Operations

        The following are the most important factors and trends that contribute to our operating performance:

  •
  The fact that most of our properties operate in mature competitive markets. As a result, we expect a majority of our future growth to come from prudent acquisitions of gaming properties (such as our November 2012 acquisition of Harrah's St. Louis gaming and lodging facility from Caesars Entertainment), jurisdictional expansions (such as our planned June 2015 opening of a slots-only gaming facility in Massachusetts, the September 2014 opening of Hollywood Gaming at Mahoning Valley Race Course, the August 2014 opening of Hollywood Gaming at Dayton Raceway, the October 2012 opening of Hollywood Casino Columbus, and the May 2012 opening of Hollywood Casino Toledo), expansions of gaming in existing jurisdictions (such as the introduction of table games in July 2010 at Hollywood Casino at Charles Town Races and Hollywood Casino at Penn National Race Course, and at Hollywood Casino Bangor in March

    2012) and expansions/improvements of existing properties (such as a hotel at Zia Park which opened on August 28, 2014).

  •
  The fact that a number of states (such as New York and Massachusetts) are currently considering or implementing legislation to legalize or expand gaming. Such legislation presents both potential opportunities to establish new properties (for example, in Massachusetts, where we were awarded the slots-only gaming license on February 28, 2014, in Kansas, where we opened a casino through a joint venture in February 2012, and in Ohio, where we opened casinos in Toledo and Columbus in May 2012 and October 2012, respectively, and opened video lottery terminal facilities at two racetracks in the third quarter of 2014) and increased competitive threats to business at our existing properties (such as the introduction/expansion of commercial casinos in Kansas, Maryland, Ohio, and potentially Kentucky, Nebraska and Illinois, and the introduction of tavern licenses in several states, most significantly in Illinois).

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

        The consolidated results of operations for the years ended December 31, 2014, 2013 and 2012 are summarized below:

Year Ended December 31,	2014	2013	2012
	(in thousands)
Revenues:
Gaming	$2,297,175	$2,615,169	$2,590,533
Food, beverage and other	432,021	461,048	438,837
Management service fee	11,650	13,176	14,835

Revenues	2,740,846	3,089,393	3,044,205
Less promotional allowances	(150,319)	(170,639)	(144,740)

Net revenues	2,590,527	2,918,754	2,899,465

Operating expenses:
Gaming	1,148,968	1,318,546	1,342,905
Food, beverage and other	319,792	345,345	343,611
General and administrative	446,405	526,482	532,241
Rental expense related to Master Lease	421,388	69,502	—
Depreciation and amortization	178,981	298,326	245,348
Impairment losses	321,089	1,132,417	—
Insurance recoveries, net of deductible charges	(5,674)	108	(7,229)

Total operating expenses	2,830,949	3,690,726	2,456,876

(Loss) income from operations	$(240,422)	$(771,972)	$442,589

        Certain information regarding our results of operations by segment for the years ended December 31, 2014, 2013 and 2012 is summarized below:

	Net Revenues			(Loss) income from Operations
Year Ended December 31,	2014	2013	2012	2014	2013	2012
	(in thousands)
East/Midwest	$1,467,380	$1,652,585	$1,698,562	$58,042	$(102,192)	$384,028
West	241,410	240,083	252,182	24,791	42,420	47,050
Southern Plains	857,447	994,097	915,587	(235,332)	(514,063)	199,164
Other	24,290	31,989	33,134	(87,923)	(198,137)	(187,653)

Total	$2,590,527	$2,918,754	$2,899,465	$(240,422)	$(771,972)	$442,589

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

        A reconciliation of the Company's net income (loss) per GAAP to adjusted EBITDA and adjusted EBITDAR, as well as the Company's income (loss) from operations per GAAP to adjusted EBITDA and adjusted EBITDAR, is included below. Additionally, a reconciliation of each segment's income (loss) from operations to adjusted EBITDA and adjusted EBITDAR is also included below. On a segment level, income (loss) from operations per GAAP, rather than net income (loss) per GAAP, is reconciled to adjusted EBITDA and adjusted EBITDAR due to, among other things, the impracticability of allocating interest expense, interest income, income taxes and certain other items to the Company's segments on a segment by segment basis. Management believes that this presentation is more meaningful to investors in evaluating the performance of the Company's segments and is consistent with the reporting of other gaming companies.

        The reconciliation of the Company's (loss) income from operations per GAAP to adjusted EBITDA and adjusted EBITDAR, as well as the Company's net (loss) income per GAAP to adjusted EBITDA and adjusted EBITDAR, for the years ended December 31, 2014, 2013 and 2012 was as follows:

Year Ended December 31,	2014	2013	2012
	(in thousands)
Net (loss) income	$(233,195)	$(794,339)	$211,971
Income tax (benefit) provision	(38,586)	(121,538)	152,555
Other	(2,944)	(3,803)	1,375
Loss on early extinguishment of debt	—	61,660	—
Income from unconsolidated affiliates	(7,949)	(9,657)	(3,804)
Interest income	(3,730)	(1,387)	(948)
Interest expense	45,982	97,092	81,440

(Loss) income from operations	$(240,422)	$(771,972)	$442,589
Loss (gain) on disposal of assets	738	3,652	(1,690)
Insurance recoveries, net of deductible charges	(5,674)	108	(7,229)
Impairment losses	321,089	1,132,417	—
Charge for stock compensation	10,666	22,809	28,609
Depreciation and amortization	178,981	298,326	245,348
Income from unconsolidated affiliates	7,949	9,657	3,804
Non-operating items for Kansas JV(1)	11,809	11,595	9,891

Adjusted EBITDA	$285,136	$706,592	$721,322
Rental Expense related to Master Lease	421,388	69,502	—

Adjusted EBITDAR	$706,524	$776,094	$721,322

(1)
Starting with the second quarter of 2014, adjusted EBITDA and adjusted EBITDAR exclude our share of the impact of non-operating items (such as depreciation and amortization expense) from our joint venture in Kansas Entertainment. Prior periods were restated to conform to this new presentation.

        The reconciliation of each segment's (loss) income from operations to adjusted EBITDA and adjusted EBITDAR for the years ended December 31, 2014, 2013 and 2012 were as follows (in thousands):

Year ended December 31, 2014	East/Midwest	West	Southern Plains	Other	Total
Income (loss) from operations	$58,042	$24,791	$(235,332)	$(87,923)	$(240,422)
Charge for stock compensation	—	—	—	10,666	10,666
Impairment losses	4,560	1,420	315,109	—	321,089
Insurance recoveries	—	—	(5,674)	—	(5,674)
Depreciation and amortization	105,552	7,725	58,597	7,107	178,981
(Gain) loss on disposal of assets	(75)	211	624	(22)	738
Income (loss) from unconsolidated affiliates	—	—	10,720	(2,771)	7,949
Non-operating items for Kansas JV	—	—	11,809	—	11,809

Adjusted EBITDA	$168,079	$34,147	$155,853	$(72,943)	$285,136
Rental Expense related to Master Lease	269,046	31,823	120,519	—	421,388

Adjusted EBITDAR	$437,125	$65,970	$276,372	$(72,943)	$706,524

Year ended December 31, 2013	East/Midwest	West	Southern Plains	Other	Total
(Loss) income from operations	$(102,192)	$42,420	$(514,063)	$(198,137)	$(771,972)
Charge for stock compensation	—	—	—	22,809	22,809
Impairment losses	429,567	—	664,420	38,430	1,132,417
Insurance deductible charges, net of recoveries	—	—	108	—	108
Depreciation and amortization	148,697	11,883	113,838	23,908	298,326
Loss (gain) on disposal of assets	774	2,365	822	(309)	3,652
Income (loss) from unconsolidated affiliates	—	—	10,735	(1,078)	9,657
Non-operating items for Kansas JV	—	—	11,595	—	11,595

Adjusted EBITDA	$476,846	$56,668	$287,455	$(114,377)	$706,592
Rental expense related to Master Lease	45,732	4,856	18,914	—	69,502

Adjusted EBITDAR	$522,578	$61,524	$306,369	$(114,377)	$776,094

Year Ended December 31, 2012	East/Midwest	West	Southern Plains	Other	Total
Income (loss) from operations	$384,028	$47,050	$199,164	$(187,653)	$442,589
Charge for stock compensation	—	—	—	28,609	28,609
Insurance recoveries, net of deductible charges	—	—	(7,229)	—	(7,229)
Depreciation and amortization	135,470	12,850	82,465	14,563	245,348
Gain on disposal of assets	(1,552)	(42)	(94)	(2)	(1,690)
Income (loss) from unconsolidated affiliates	—	—	5,210	(1,406)	3,804
Non-operating items for Kansas JV	—	—	9,891	—	9,891

Adjusted EBITDA	$517,946	$59,858	$289,407	$(145,889)	$721,322

2014 Compared to 2013

        Adjusted EBITDAR for our East/Midwest segment decreased by $85.5 million, or 16.4%, for the year ended December 31, 2014, as compared to the year ended December 31, 2013, primarily due to competition discussed below, which impacted Hollywood Casino at Charles Town Races and Hollywood Casino Lawrenceburg, weakened regional economic conditions for Hollywood Casino at Penn National Race Course, and a $15.3 million decline in adjusted EBITDAR due to the contribution of Hollywood Casino Perryville to GLPI on November 1, 2013, all of which was partially offset by the openings of Hollywood Gaming at Mahoning Valley Race Course on September 17, 2014 and Hollywood Gaming at Dayton Raceway on August 28, 2014. Additionally, results for the year ended December 31, 2014 included pre-opening costs of $10.2 million for both Hollywood Gaming at Dayton Raceway and Hollywood Gaming at Mahoning Valley Race Course, as well as the Plainville project in Massachusetts, which the Company expects to open in June 2015.

        Adjusted EBITDAR for our Southern Plains segment decreased by $30.0 million, or 9.8%, for the year ended December 31, 2014, as compared to the year ended December 31, 2013, primarily from a $20.0 million decline in adjusted EBITDAR due to the contribution of Hollywood Casino Baton Rouge to GLPI on November 1, 2013, and decreased adjusted EBITDAR for Argosy Casino Sioux City primarily due to its closure on July 30, 2014.

        Adjusted EBITDAR for our West segment increased by $4.4 million, or 7.2%, for the year ended December 31, 2014, as compared to the year ended December 31, 2013, primarily due to a termination charge associated with the Spin-Off of $3.8 million incurred in the third quarter of 2013.

        Adjusted EBITDAR for Other improved by $41.4 million, or 36.2%, for the year ended December 31, 2014, as compared to the year ended December 31, 2013, primarily due to lower Spin-Off transaction and development costs of $30.0 million, lower costs on cash-settled stock based awards of $13.9 million primarily due to the favorable impact from declines in GLPI's stock price for GLPI awards held by Penn employees and the fact that certain members of Penn's executive management team transferred their employment to GLPI as part of the Spin-Off, higher transition service fees received from GLPI of $1.2 million, and a reduction in various other items due to cost containment measures, all of which was partially offset by higher lobbying costs of $3.5 million.

2013 Compared with 2012

        Adjusted EBITDAR for our East/Midwest segment increased by $4.6 million, or 0.9%, for the year ended December 31, 2013, as compared to the year ended December 31, 2012, primarily due to the openings of Hollywood Casino Toledo on May 29, 2012 and Hollywood Casino Columbus on October 8, 2012. These increases were partially offset by a decline in results at Hollywood Casino Lawrenceburg and Hollywood Casino at Charles Town Races due to new competition discussed further below, as well as Hollywood Casino Perryville's results being negatively impacted by increased competition discussed further below and being contributed to GLPI on November 1, 2013. Additionally, results for the year ended December 31, 2012 included pre-opening costs of $20.2 million for both Hollywood Casino Columbus and Hollywood Casino Toledo.

        Adjusted EBITDAR for our Southern Plains segment increased by $17.0 million, or 5.9%, for the year ended December 31, 2013, as compared to the year ended December 31, 2012, primarily due to the acquisition of Harrah's St. Louis on November 2, 2012. This increase was partially offset by reduced earnings at Hollywood Casino Joliet and Hollywood Casino Aurora primarily due to regional economic factors, and at Argosy Casino Sioux City primarily due to a challenging local gaming market and a negative impact related to the then-potential loss of our gaming license. Additionally, Hollywood Casino Baton Rouge's results were negatively impacted by increased competition discussed further below and the property being contributed to GLPI on November 1, 2013.

        Adjusted EBITDA for Other improved by $31.5 million, or 21.6%, for the year ended December 31, 2013, as compared to the year ended December 31, 2012, primarily due to lobbying costs of $45.1 million related to our efforts in Maryland and a $6.4 million legal accrual for our Cherokee County, Kansas litigation in 2012, partially offset by higher legal, consulting and other fees of $24.3 million related to the pursuit of potential opportunities, including the Spin-Off transaction, for the year ended December 31, 2013, as compared to the corresponding period in the prior year.

Revenues

        Revenues for the years ended December 31, 2014, 2013 and 2012 are as follows (in thousands):

Year ended December 31,	2014	2013	Variance	Percentage Variance
Gaming	$2,297,175	$2,615,169	$(317,994)	(12.2)%
Food, beverage and other	432,021	461,048	(29,027)	(6.3)%
Management service fee	11,650	13,176	(1,526)	(11.6)%

Revenues	2,740,846	3,089,393	(348,547)	(11.3)%
Less promotional allowances	(150,319)	(170,639)	20,320	(11.9)%

Net revenues	$2,590,527	$2,918,754	$(328,227)	(11.2)%

Year ended December 31,	2013	2012	Variance	Percentage Variance
Gaming	$2,615,169	$2,590,533	$24,636	1.0%
Food, beverage and other	461,048	438,837	22,211	5.1%
Management service fee	13,176	14,835	(1,659)	(11.2)%

Revenues	3,089,393	3,044,205	45,188	1.5%
Less promotional allowances	(170,639)	(144,740)	(25,899)	17.9%

Net revenues	$2,918,754	$2,899,465	$19,289	0.7%

        In our business, revenue is driven by discretionary consumer spending, which has been impacted by a slow economic recovery that has resulted in declines in the labor force participation rate, higher taxes, and increased stock market and commodity price volatility. The expansion of newly constructed gaming facilities has also increased competition in many regional markets (including at some of our key facilities).

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

Gaming revenue

2014 Compared with 2013

        Gaming revenue decreased by $318.0 million, or 12.2%, to $2,297.2 million in 2014, primarily due to the variances explained below.

        Gaming revenue for our East/Midwest segment decreased by $177.8 million in 2014, primarily due to decreased gaming revenue at Hollywood Casino at Charles Town Races of $64.0 million primarily due to the continued impact of the opening of a casino complex at the Arundel Mills mall in Maryland in 2012, which added table games in April 2013 and a 52 table poker room in late August 2013, decreased gaming revenue at Hollywood Casino Lawrenceburg of $71.9 million primarily due to new competition, namely a new casino that opened in March 2013 in Cincinnati, Ohio and to a lesser extent the openings of a racino at Miami Valley Gaming in mid-December 2013, a racino at Belterra Park in May 2014, and our own Dayton facility in late August 2014, the contribution of Hollywood Casino

Perryville to GLPI on November 1, 2013, which had $74.5 million of gaming revenue for the ten months ended October 31, 2013, and decreased gaming revenue at Hollywood Casino at Penn National Race Course of $19.6 million primarily due to regional economic conditions. These decreases were partially offset by the openings of Hollywood Gaming at Mahoning Valley Race Course on September 17, 2014 and Hollywood Gaming at Dayton Raceway on August 28, 2014, which generated $28.6 million and $27.3 million, respectively, of gaming revenue for the year December 31, 2014.

        Gaming revenue for our Southern Plains segment decreased by $135.6 million in 2014, primarily due to the contribution of Hollywood Casino Baton Rouge to GLPI on November 1, 2013, which had $61.1 million of gaming revenue for the ten months ended October 31, 2013, decreased gaming revenue at Argosy Casino Sioux City of $23.4 million primarily due to its closure on July 30, 2014, and general softness in the regional markets in which our Southern Plains properties compete, as well as additional competition from video lottery terminals in Illinois.

2013 Compared with 2012

        Gaming revenue increased by $24.6 million, or 1.0%, to $2,615.2 million in 2013, primarily due to the variances explained below.

        Gaming revenue for our Southern Plains segment increased by $71.4 million in 2013, primarily due to the acquisition of Harrah's St. Louis facility on November 2, 2012, which had increased gaming revenue of $169.9 million for the year ended December 31, 2013, as compared to the corresponding period in the prior year, which was partially offset by decreased gaming revenue at Hollywood Casino Joliet and Hollywood Casino Aurora primarily due to regional economic factors, at Argosy Casino Riverside primarily due to the continued impact of the opening of our Hollywood Casino at Kansas Speedway joint venture in February 2012, and at Argosy Casino Sioux City primarily due to a challenging local gaming market and a negative impact related to the then-potential loss of our gaming license. In addition, Hollywood Casino Baton Rouge experienced decreased gaming revenue of $42.9 million for the year ended December 31, 2013, as compared to the corresponding period in the prior year, primarily due to the opening of a new riverboat casino and hotel in Baton Rouge, Louisiana on September 1, 2012, as well as the property being contributed to GLPI on November 1, 2013.

        Gaming revenue for our East/Midwest segment decreased by $42.3 million in 2013, primarily due to a reduction in gaming revenue for Hollywood Casino Lawrenceburg of $125.9 million primarily due to new competition, namely a new casino that opened on March 4, 2013 in Cincinnati, Ohio and to a lesser extent the opening of our own Columbus casino and a new racino in Columbus, Ohio that opened on June 1, 2012, and decreased gaming revenue at Hollywood Casino at Charles Town Races of $89.7 million primarily due to the opening of a casino complex at the Arundel Mills mall in Maryland in 2012, as well as to a lesser extent decreased gaming revenue at Hollywood Casino at Penn National Race Course primarily due to competition and regional economic conditions. Furthermore, Hollywood Casino Perryville experienced decreased gaming revenue of $24.1 million for the year ended December 31, 2013, as compared to the corresponding period in the prior year, primarily due to the new competition in Maryland previously mentioned, as well as the property being contributed to GLPI on November 1, 2013. These decreases were partially offset by the openings of Hollywood Casino Toledo on May 29, 2012 and Hollywood Casino Columbus on October 8, 2012, which had increased gaming revenue of $65.9 million and $155.0 million, respectively, for the year ended December 31, 2013, as compared to the corresponding period in the prior year.

Food, beverage and other revenue

2014 Compared with 2013

        Food, beverage and other revenue decreased by $29.0 million, or 6.3%, to $432.0 million in 2014, primarily due to the variances explained below.

        Food, beverage and other revenue for our Southern Plains segment decreased by $16.8 million in 2014, primarily due to decreased food, beverage and other revenue at Hollywood Casino St. Louis primarily due to reduced complimentaries offered to customers, and the contribution of Hollywood Casino Baton Rouge to GLPI on November 1, 2013, which had $6.4 million of food, beverage and other revenue for the ten months ended October 31, 2013.

        Food, beverage and other revenue for our East/Midwest segment decreased by $9.8 million in 2014, primarily due to decreased food, beverage and other revenue at Hollywood Casino at Charles Town Races of $5.9 million and Hollywood Casino Lawrenceburg of $6.5 million primarily due to the competition mentioned above, decreased food, beverage and other revenue at Hollywood Casino at Penn National Race Course of $5.9 million primarily due to regional economic conditions and the closure of one of its OTWs in August 2013, and the contribution of Hollywood Casino Perryville to GLPI on November 1, 2013, which had $4.0 million of food, beverage and other revenue for the ten months ended October 31, 2013, all of which were partially offset by the acquisition of Plainridge Racecourse in 2014, which had food, beverage and other revenue of $7.6 million for the year ended December 31, 2014, and the openings of Hollywood Gaming at Mahoning Valley Race Course on September 17, 2014 and Hollywood Gaming at Dayton Raceway on August 28, 2014, which together generated $6.5 million of food, beverage and other revenue for the year ended December 31, 2014. The first quarter of 2014 compared to the prior year was also impacted by adverse weather on racing for Hollywood Casino at Charles Town Races and Hollywood Casino at Penn National Race Course.

2013 Compared with 2012

        Food, beverage and other revenue increased by $22.2 million, or 5.1%, to $461.0 million in 2013, primarily due to the variances explained below.

        Food, beverage and other revenue for our Southern Plains segment increased by $25.8 million in 2013, primarily due to the acquisition of Harrah's St. Louis facility on November 2, 2012, which had increased food, beverage and other revenue of $33.2 million for the year ended December 31, 2013, as compared to the corresponding period in the prior year. This was partially offset by decreased food, beverage and other revenue for Hollywood Casino Baton Rouge of $4.4 million for the year ended December 31, 2013, as compared to the corresponding period in the prior year, as it was contributed to GLPI on November 1, 2013.

        Food, beverage and other revenue for our East/Midwest segment increased by $7.1 million in 2013, primarily due to the openings of Hollywood Casino Toledo on May 29, 2012 and Hollywood Casino Columbus on October 8, 2012, which had increased food, beverage and other revenue of $6.8 million and $17.0 million, respectively, for the year ended December 31, 2013, as compared to the corresponding period in the prior year, which was partially offset by a reduction in food, beverage and other revenue for Hollywood Casino Lawrenceburg and Hollywood Casino at Charles Town Races due to previously mentioned new competition. In addition, Hollywood Casino Perryville had decreased food, beverage and other revenue of $0.7 million for the year ended December 31, 2013, as compared to the corresponding period in the prior year, as it was contributed to GLPI on November 1, 2013.

        Food, beverage and other revenue for our West segment decreased by $12.5 million in 2013, primarily due to decreased food, beverage and other revenue at the M Resort due to the sale of an on-site gas station in April 2012.

Promotional allowances

        The retail value of accommodations, food and beverage, and other services furnished to guests without charge is included in gross revenues and then deducted as "promotional allowances." Our promotional allowance levels are determined based on various factors such as our marketing plans, competitive factors, economic conditions, and regulations.

2014 Compared with 2013

        Promotional allowances decreased by $20.3 million, or 11.9%, to $150.3 million in 2014, primarily due to decreased promotional allowances at Hollywood Casino St. Louis primarily due to reduced complimentaries offered to customers, decreased promotional allowances at Hollywood Casino Lawrenceburg primarily due to reduced redemptions, and the contribution of Hollywood Casino Baton Rouge and Hollywood Casino Perryville to GLPI on November 1, 2013, which had $4.2 million and $1.0 million, respectively, of promotional allowances for the ten months ended October 31, 2013.

2013 Compared with 2012

        Promotional allowances increased by $25.9 million or 17.9%, to $170.6 million in 2013, primarily due to the acquisition of Harrah's St. Louis facility on November 2, 2012, which had increased promotional allowances of $22.3 million for the year ended December 31, 2013, as compared to the corresponding period in the prior year, as well as to a lesser extent the openings of Hollywood Casino Toledo on May 29, 2012 and Hollywood Casino Columbus on October 8, 2012. This was partially offset by our results for the year ended December 31, 2013 only including ten months of results for Hollywood Casino Baton Rouge and Hollywood Casino Perryville, as they were contributed to GLPI on November 1, 2013.

Operating Expenses

        Operating expenses for the years ended December 31, 2014, 2013 and 2012 are as follows (in thousands):

Year ended December 31,	2014	2013	Variance	Percentage Variance
Gaming	$1,148,968	$1,318,546	$(169,578)	(12.9)%
Food, beverage and other	319,792	345,345	(25,553)	(7.4)%
General and administrative	446,405	526,482	(80,077)	(15.2)%
Rental expense related to the Master Lease	421,388	69,502	351,886	506.3%
Depreciation and amortization	178,981	298,326	(119,345)	(40.0)%
Impairment losses	321,089	1,132,417	(811,328)	(71.6)%
Insurance recoveries, net of deductible charges	(5,674)	108	(5,782)	(5,353.7)%

Total operating expenses	$2,830,949	$3,690,726	$(859,777)	(23.3)%

Year ended December 31,	2013	2012	Variance	Percentage Variance
Gaming	$1,318,546	$1,342,905	$(24,359)	(1.8)%
Food, beverage and other	345,345	343,611	1,734	0.5%
General and administrative	526,482	532,241	(5,759)	(1.1)%
Rental expense related to the Master Lease	69,502	—	69,502	N/A
Depreciation and amortization	298,326	245,348	52,978	21.6%
Impairment losses	1,132,417	—	1,132,417	N/A
Insurance deductible charges, net of recoveries	108	(7,229)	7,337	(101.5)%

Total operating expenses	$3,690,726	$2,456,876	$1,233,850	50.2%

Gaming expense

2014 Compared with 2013

        Gaming expense decreased by $169.6 million, or 12.9%, to $1,149.0 million in 2014, primarily due to the variances explained below.

        Gaming expense for our East/Midwest segment decreased by $101.1 million in 2014, primarily due to an overall decrease in gaming taxes resulting from decreased taxable gaming revenue mentioned above at Hollywood Casino at Charles Town Races, Hollywood Casino Lawrenceburg, and Hollywood Casino at Penn National Race Course, in addition to an overall decrease in payroll costs at these properties, decreased marketing costs at Hollywood Casino Columbus primarily due to realignment of costs, and the contribution of Hollywood Casino Perryville to GLPI on November 1, 2013. These decreases were partially offset by the openings of Hollywood Gaming at Mahoning Valley Race Course on September 17, 2014 and Hollywood Gaming at Dayton Raceway on August 28, 2014.

        Gaming expense for our Southern Plains segment decreased by $64.3 million in 2014, primarily due to an overall decrease in gaming taxes resulting from decreased taxable gaming revenue mentioned above at our properties in the Southern Plains segment, in addition to an overall decrease in payroll and marketing costs, the contribution of Hollywood Casino Baton Rouge to GLPI on November 1, 2013, and the closure of Argosy Casino Sioux City on July 30, 2014.

2013 Compared with 2012

        Gaming expense decreased by $24.4 million, or 1.8%, to $1,318.5 million in 2013, primarily due to the variances explained below.

        Gaming expense for our East/Midwest segment decreased by $54.6 million in 2013, primarily due to an overall decrease in gaming taxes resulting from decreased taxable gaming revenue mentioned above at Hollywood Casino Lawrenceburg, Hollywood Casino at Charles Town Races, and Hollywood Casino at Penn National Race Course as well as decreased payroll and marketing costs at these properties due to increased cost management efforts. In addition, Hollywood Casino Perryville experienced decreased gaming expense for the year ended December 31, 2013, as compared to the corresponding period in the prior year, primarily due to an overall decrease in gaming taxes resulting from decreased taxable gaming revenue mentioned above, as well as the property being contributed to GLPI on November 1, 2013. These decreases were partially offset by the openings of Hollywood Casino Columbus on October 8, 2012 and Hollywood Casino Toledo on May 29, 2012.

        Gaming expense for our Southern Plains segment increased by $34.3 million in 2013, primarily due to the acquisition of Harrah's St. Louis facility on November 2, 2012, which was partially offset by an overall decrease in gaming taxes resulting from decreased taxable gaming revenue as mentioned above for Hollywood Casino Joliet, Hollywood Casino Aurora, Argosy Casino Riverside and Argosy Casino Sioux City, as well as to a lesser extent decreased payroll and marketing costs at Hollywood Casino Joliet and Argosy Casino Riverside due to increased cost management efforts. In addition, Hollywood Casino Baton Rouge had decreased gaming expense for the year ended December 31, 2013, as compared to the corresponding period in the prior year, primarily due to an overall decrease in gaming taxes resulting from decreased taxable gaming revenue mentioned above and to a lesser extent decreased payroll and marketing costs due to realignment of costs associated with lower business demand, as well as the property being contributed to GLPI on November 1, 2013.

Food, beverage and other expense

2014 Compared with 2013

        Food, beverage and other expense decreased by $25.6 million, or 7.4%, to $319.8 million in 2014, primarily due to the variances explained below.

        Food, beverage and other expense for our Southern Plains segment decreased by $19.0 million in 2014, primarily due to decreased food, beverage and other expense at Hollywood Casino St. Louis primarily due to lower food and beverage costs as well as payroll costs, lower payroll costs at

Hollywood Casino Joliet due to cost containment measures, and the contribution of Hollywood Casino Baton Rouge to GLPI on November 1, 2013.

        Food, beverage and other expense for our East/Midwest segment decreased by $2.3 million in 2014, primarily due to decreased food, beverage and other expense at Hollywood Casino at Charles Town Races, Hollywood Casino Lawrenceburg and Hollywood Casino at Penn National Race Course primarily due to lower food and beverage costs and payroll costs, and the contribution of Hollywood Casino Perryville to GLPI on November 1, 2013, all of which were partially offset by the acquisition of Plainridge Racecourse in 2014 and the openings of Hollywood Gaming at Mahoning Valley Race Course on September 17, 2014 and Hollywood Gaming at Dayton Raceway on August 28, 2014. The first quarter of 2014 compared to the corresponding period in the prior year was also impacted by reduced purse expense due to adverse weather conditions at Hollywood Casino at Charles Town Races and Hollywood Casino at Penn National Race Course.

2013 Compared with 2012

        Food, beverage and other expense increased by $1.7 million, or 0.5%, to $345.3 million in 2013, primarily due to the variances explained below.

        Food, beverage and other expense for our Southern Plains segment increased by $13.0 million in 2013, primarily due to the acquisition of Harrah's St. Louis facility on November 2, 2012. This was partially offset by decreased food, beverage and other expense for Hollywood Casino Baton Rouge for the year ended December 31, 2013, as compared to the corresponding period in the prior year, as it was contributed to GLPI on November 1, 2013.

        Food, beverage and other expense for our East/Midwest segment increased by $1.4 million in 2013, primarily due to the openings of Hollywood Casino Toledo on May 29, 2012 and Hollywood Casino Columbus on October 8, 2012, which was partially offset by decreased food, beverage and other expense at Hollywood Casino Lawrenceburg and Hollywood Casino at Charles Town Races primarily due to lower food and beverage expense as well as decreased payroll costs due to increased cost management efforts. In addition, Hollywood Casino Perryville had decreased food, beverage and other expense for the year ended December 31, 2013, as compared to the corresponding period in the prior year, as it was contributed to GLPI on November 1, 2013.

        Food, beverage and other expense for our West segment decreased by $10.8 million in 2013, primarily due to the sale of an on-site gas station in April 2012 at the M Resort.

General and administrative expense

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

2014 Compared with 2013

        General and administrative expenses decreased by $80.1 million, or 15.2%, to $446.4 million in 2014, primarily due to the variances explained below.

        General and administrative expenses for Other decreased by $55.9 million in 2014, primarily due to lower Spin-Off transaction and development costs of $30.0 million, lower costs on cash-settled stock based awards of $13.9 million primarily due to the favorable impact from declines in GLPI's stock price for GLPI awards held by Penn employees and the fact that certain members of Penn's executive management team transferred their employment to GLPI as part of the Spin-Off, lower stock-based compensation costs of $12.1 million primarily due to lower aggregate executive compensation following the Spin-Off, and a reduction in various other items due to cost containment measures, all of which was partially offset by higher lobbying costs of $3.5 million.

        General and administrative expenses for our Southern Plains segment decreased by $23.4 million in 2014, primarily due to the contribution of Hollywood Casino Baton Rouge to GLPI on November 1, 2013, decreased rental expense for leases assigned to GLPI in conjunction with the Spin-Off, and the closure of Argosy Casino Sioux City on July 30, 2014. In addition, the majority of our Southern Plains properties had decreased payroll costs for the year ended December 31, 2014, compared to the corresponding period in the prior year.

        General and administrative expenses for our West segment decreased by $3.7 million in 2014, primarily due to a termination charge associated with the Spin-Off of $3.8 million incurred in the third quarter of 2013.

        General and administrative expenses for our East/Midwest segment increased by $2.9 million in 2014, primarily due to the openings of Hollywood Gaming at Mahoning Valley Race Course on September 17, 2014 and Hollywood Gaming at Dayton Raceway on August 28, 2014, as well as the acquisition of Plainridge Racecourse in 2014, partially offset by the contribution of Hollywood Casino Perryville to GLPI on November 1, 2013. In addition, the majority of our East/Midwest properties had decreased payroll costs for the year ended December 31, 2014, compared to the corresponding period in the prior year.

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

        General and administrative expenses for our Southern Plains segment increased by $22.4 million in 2013, primarily due to the acquisition of Harrah's St. Louis facility on November 2, 2012, partially offset by Hollywood Casino Baton Rouge being contributed to GLPI on November 1, 2013.

        General and administrative expenses for our East/Midwest segment increased by $3.7 million in 2013, primarily due to the openings of Hollywood Casino Toledo on May 29, 2012 and Hollywood Casino Columbus on October 8, 2012, which had increased general and administrative expenses of $3.4 million and $12.8 million, respectively, for the year ended December 31, 2013, as compared to the corresponding period in the prior year. These increases were partially offset by an overall decrease in payroll and other costs at our other properties in our East/Midwest segment due to increased cost management efforts, as well as Hollywood Casino Perryville being contributed to GLPI on November 1, 2013.

        General and administrative expenses for our West segment increased by $1.8 million in 2013, primarily due to a termination charge associated with the Spin-Off of $3.8 million incurred in the third quarter of 2013.

Rental Expense related to the Master Lease

        The Company recognized rental expense related to the Master Lease totaling $421.4 million and $69.5 million for the years ended December 31, 2014 and 2013, respectively. The Company allocates the rental obligation to the leased properties on a monthly basis based on their proportionate share of the total EBITDAR generated by the leased properties (with the exception of Hollywood Gaming at Mahoning Valley Race Course and Hollywood Gaming at Dayton Raceway which began paying rent upon their openings in the third quarter of 2014). Additionally, the variable rent component attributable to our Hollywood Casinos in Columbus and Toledo, Ohio (which is reassessed on a monthly basis) are allocated directly to these two properties.

        Upon the closing of Argosy Casino Sioux City, the annual rental expense related to the Master Lease decreased by $6.2 million. In addition, upon the openings of the video lottery terminal facilities at our two racetracks in Ohio in the third quarter of 2014, the annual rental expense related to the Master Lease increased by approximately $19 million, which approximates ten percent of the real estate construction costs paid for by GLPI related to these facilities. Additionally, the Company finalized its calculation of rent coverage in accordance with the appropriate provisions of the Master Lease to determine if an annual base rent escalator is due. The calculation of the escalator resulted in an increase to our annual rent expense of $3.2 million starting November 1, 2014.

Depreciation and amortization expense

2014 Compared with 2013

        Depreciation and amortization expense decreased by $119.3 million, or 40.0%, to $179.0 million in 2014, primarily due to the contribution of real estate assets to GLPI, as well as Hollywood Casino Perryville and Hollywood Casino Baton Rouge, on November 1, 2013, partially offset by the openings of the two new racinos in Ohio in the third quarter of 2014. Additionally, depreciation and amortization expense was impacted by decreased amortization at Argosy Casino Sioux City due to the ending of the amortization of our gaming license in June 2014, which began in April 2013 with the awarding of the gaming license to another gaming operator (see Note 12 to the consolidated financial statements for further details).

2013 Compared with 2012

        Depreciation and amortization expense increased by $53.0 million, or 21.6%, to $298.3 million in 2013, primarily due to the acquisition of Harrah's St. Louis facility on November 2, 2012, the openings of Hollywood Casino Toledo on May 29, 2012 and Hollywood Casino Columbus on October 8, 2012, and increased amortization at Argosy Casino Sioux City due to the amortization of our gaming license discussed previously, all of which were partially offset by decreased depreciation expense at Hollywood Casino at Penn National Race Course primarily due to assets purchased when the casino was built that had a five year useful life being fully depreciated in February 2013, only ten months of results being included for Hollywood Casino Baton Rouge and Hollywood Casino Perryville, as they were contributed to GLPI on November 1, 2013, and decreased depreciation expense due to the contribution of real estate assets to GLPI on November 1, 2013.

Impairment losses

        During the three months ended December 31, 2014, the Company recorded pre-tax goodwill and other intangible assets impairment charges of $316.5 million, respectively (totaling $253.5 million, net of taxes), as it determined that a portion of the value of its goodwill and other intangible assets was impaired due to the Company's outlook of continued challenging regional gaming conditions which persisted in 2014 at certain properties in its Southern Plains segment, as well as for the write-off of a trademark intangible asset in the West segment. The impairment charges by segment were as follows: Southern Plains, $315.1 million pre-tax ($252.7 million, net of taxes) and West, $1.4 million pre-tax ($0.8 million, net of taxes). During the three months ended June 30, 2014, the Company recorded a pre-tax impairment charge of $4.6 million ($2.8 million, net of taxes) in the East/Midwest segment to write-down certain idle assets to an estimated salvage value.

        During the three months ended December 31, 2013, primarily as a result of the Spin-Off, we recorded pre-tax impairment charges of $1,058.4 million ($842.9 million, net of taxes), as we determined that a portion of the value of our goodwill and other intangible assets was impaired. The impairment charge by segment was as follows: East/Midwest, $429.6 million pre-tax ($348.8 million, net of taxes); Southern Plains, $592.6 million pre-tax ($465.6 million, net of taxes); and Other, $36.2 million pre-tax ($28.5 million, net of taxes). The contribution of real estate to GLPI was accounted for as a contribution of assets rather than a business. Therefore, the historical goodwill and other intangible assets of the Company (with the exception of Hollywood Casino Baton Rouge and Hollywood Casino Perryville since we contributed them to GLPI) were not contributed to GLPI as part of the Spin-Off.

        Additionally, as a result of a new gaming license being awarded for the development of a new casino in Sioux City, Iowa to another applicant in April 2013, we recorded a pre-tax impairment charge of $71.8 million ($70.5 million, net of taxes) in the Southern Plains segment for Argosy Casino Sioux City for the three months ended June 30, 2013, as we determined that the fair value of our Sioux City reporting unit was less than its carrying amount based on the Company's analysis of the estimated future expected cash flows the Company anticipated receiving from the operations of the Sioux City facility. In addition, in conjunction with the relocation of our two racetracks in Ohio, we recorded a pre-tax impairment charge of $2.2 million ($1.4 million, net of taxes) in Other during the three months ended December 31, 2013 for the parcels of land that the racetracks resided on, as the land was reclassified as held for sale.

Insurance recoveries, net of deductible charges

        Insurance recoveries for the year ended December 31, 2014 were related to a pre-tax insurance gain in our Southern Plains segment of $5.7 million for the 2013 tornado damage at Hollywood Casino St. Louis.

        Insurance deductible charges, net of recoveries during the year ended December 31, 2013 were related to a net pre-tax insurance loss in our Southern Plains segment of $0.1 million for the tornado damage at Hollywood Casino St. Louis.

        Insurance recoveries, net of deductible charges during the year ended December 31, 2012 were related to a pre-tax insurance gain in our Southern Plains segment of $7.2 million for the flood at Hollywood Casino Tunica.

Other income (expenses)

        Other income (expenses) for the years ended December 31, 2014, 2013 and 2012 are as follows (in thousands):

Year ended December 31,	2014	2013	Variance	Percentage Variance
Interest expense	$(45,982)	$(97,092)	$51,110	(52.6)%
Interest income	3,730	1,387	2,343	168.9%
Income from unconsolidated affiliates	7,949	9,657	(1,708)	(17.7)%
Loss on early extinguishment of debt	—	(61,660)	61,660	N/A
Other	2,944	3,803	(859)	(22.6)%

Total other expenses	$(31,359)	$(143,905)	$112,546	(78.2)%

Year ended December 31,	2013	2012	Variance	Percentage Variance
Interest expense	$(97,092)	$(81,440)	$(15,652)	19.2%
Interest income	1,387	948	439	46.3%
Income from unconsolidated affiliates	9,657	3,804	5,853	153.9%
Loss on early extinguishment of debt	(61,660)	—	(61,660)	N/A
Other	3,803	(1,375)	5,178	(376.6)%

Total other expenses	$(143,905)	$(78,063)	$(65,842)	84.3%

Interest expense

        Interest expense decreased by $51.1 million, or 52.6%, to $46.0 million in 2014, primarily due to lower levels of indebtedness subsequent to the Spin-Off.

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

Interest income

        Interest income increased by $2.3 million, or 168.9%, to $3.7 million in 2014, primarily due to higher interest accrued on the note receivable with the Jamul Tribe (see Note 6 to the consolidated financial statements for further details).

Income from unconsolidated affiliates

        Income from unconsolidated affiliates decreased by $1.7 million, or 17.7%, to $7.9 million in 2014, primarily due to our portion of the loss in the joint venture with Cordish Companies in New York. We anticipate this joint venture will be dissolved in 2015 and our investment has been written down to zero at December 31, 2014.

        Income from unconsolidated affiliates increased by $5.9 million, or 153.9%, to $9.7 million in 2013, primarily due to increased earnings related to our joint venture in Kansas Entertainment primarily due to growth in its market share as well as a favorable property tax settlement for Kansas Entertainment of $1.5 million in the second quarter of 2013.

Loss on early extinguishment of debt

        During the year ended December 31, 2013, we recorded a $61.7 million loss on the early extinguishment of debt related to debt issuance costs write-offs for the 2013 refinancing of our previous senior secured credit facility and redemption of the $325 million 8 3/4% senior subordinated notes, the call premium on the $325 million 8 3/4% senior subordinated notes of $34.7 million, and the write-off of the discount on the Term Loan B facility of the previous senior secured credit facility.

Other

        Other changed by $5.2 million, or 376.6%, to $3.8 million in 2013, primarily due to increased foreign currency translation gains for the year ended December 31, 2013, compared to the corresponding period in the prior year, as well as a gain on redemption of corporate debt securities of $1.5 million in 2013.

Taxes

        Our effective tax rate (income taxes as a percentage of income from operations before income taxes) was a tax benefit of 14.2% for the year ended December 31, 2014, as compared to a tax benefit of 13.3% for the year ended December 31, 2013, primarily due to a significant year-over-year reduction in pre-tax earnings which has magnified the impact on non-deductible expenses such as lobbying, increases in reserves for uncertain tax positions, and a decrease in the non-deductible portion of our goodwill and other intangible assets impairment charges during the year ended December 31, 2014 compared to the corresponding period in the prior year.

        Our effective tax rate was a tax benefit of 13.3% for the year ended December 31, 2013, as compared to a tax provision of 41.8% for the year ended December 31, 2012, primarily due to incurring a pre-tax loss in 2013, partially offset by the non-deductible portion of our goodwill and other intangible assets impairment charges during the year ended December 31, 2013.

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

        Net cash provided by operating activities was $220.0 million, $440.8 million, and $507.2 million for the years ended December 31, 2014, 2013 and 2012, respectively. The decrease in net cash provided by operating activities of $220.8 million for the year ended December 31, 2014, compared to the corresponding period in the prior year, was comprised primarily of a decrease in cash receipts from customers of $318.5 million and increased rental expense related to the Master Lease, which was effective November 1, 2013, of $351.9 million, both of which were partially offset by a decrease in cash paid to suppliers and vendors of $241.9 million, cash paid to employees of $60.0 million, interest payments of $65.3 million, and income tax payments of $46.6 million, as well as cash payments made in 2013 for the early extinguishment of debt, primarily the call premiums previously mentioned, of $34.9 million. The decrease in cash receipts collected from our customers and the decrease in cash payments for operating expenses and to employees for the year ended December 31, 2014 compared to the prior year was primarily due to new and continued competition on our operations, in particular in our East/Midwest and Southern Plains segments, the contribution of Hollywood Casino Perryville and Hollywood Casino Baton Rouge to GLPI on November 1, 2013, the closure of Argosy Casino Sioux City in our Southern Plains segment on July 30, 2014, lower payroll costs due to cost containment measures, and lower general and administrative expenses for Other of $33.7 million. The decrease in interest payments for the year ended December 31, 2014 compared to the prior year was primarily due to lower levels of indebtedness subsequent to the Spin-Off. The decrease in income tax payments for the year ended December 31, 2014 compared to the prior year was primarily due to a significant decline in taxable earnings excluding the non-recurring impairment charges in both periods.

        Net cash used in investing activities totaled $375.5 million, $415.0 million, and $1,188.5 million for the years ended December 31, 2014, 2013 and 2012, respectively. The decrease in net cash used in investing activities of $39.5 million for the year ended December 31, 2014, compared to the corresponding period in the prior year, was primarily due to cash distributed to GLPI in connection with the Spin-Off of $240.2 million in 2013, partially offset by our Massachusetts gaming license payment of $25.0 million in March 2014, the acquisition of Plainridge Racecourse in April 2014 for $42.4 million, $50.0 million in gaming license fees paid in 2014 related to the new Ohio facilities, and advances to the Jamul Tribe of $47.1 million (see Note 6 to the consolidated financial statements) in 2014. Net cash used in investing activities for the year ended December 31, 2014, compared to the corresponding period in the prior year, was also impacted by increased capital project expenditures of $25.7 million primarily due to the development of Plainridge Park Casino, which is expected to open in June 2015, as well as a new hotel at Zia Park Casino and the new Ohio facilities, all of which opened in the third quarter of 2014, partially offset by residual payments made related to Hollywood Casino Columbus and Hollywood Casino Toledo as well as the rebranding of our St. Louis facility in 2013.

        Net cash provided by financing activities totaled $71.2 million, $6.7 million, and $703.3 million for the years ended December 31, 2014, 2013 and 2012, respectively. The increase in net cash provided by financing activities of $64.5 million for the year ended December 31, 2014, compared to the corresponding period in the prior year, was primarily due to the repurchases of preferred stock for $649.5 million in 2013, partially offset by lower proceeds from the exercise of options of $41.7 million and lower net proceeds on our long-term debt of $555.3 million.

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

        The following table summarizes our capital project expenditures by segment for the year ended December 31, 2014:

Actual(1)
(in millions)
East/Midwest	$112.1
West(2)	21.0
Southern Plains(3)	8.9
Other	2.7

Total	$144.7

(1)
Excludes licensing and relocation fees and is net of reimbursements.

(2)
Capital expenditures from our West segment related to the Zia Park hotel which was completed in August 2014.

(3)
Capital expenditures in our Southern Plains segment were for the construction costs of the Hollywood Casino St. Louis rebranding project that was completed in December 2013.

        In June 2012, we announced that we had filed applications with the Ohio Lottery Commission for Video Lottery Sales Agent Licenses for our Ohio racetracks, Raceway Park and Beulah Park, and with the Ohio State Racing Commission for permission to relocate the racetracks to Dayton and Austintown, respectively. On May 1, 2013, we received approval from the Ohio Racing Commission for our relocation plans. Hollywood Gaming at Mahoning Valley Race Course opened on September 17, 2014. The new Hollywood-themed facility in Austintown, with a $161 million budget, inclusive of a $75 million relocation fee and $50 million license fee, features a new thoroughbred racetrack and 866 video lottery terminals, as well as various restaurants, bars and other amenities. The new Austintown facility is located on 193 acres in Austintown's Centrepointe Business Park near the intersection of Interstate 80 and Ohio Route 46. Hollywood Gaming at Dayton Raceway opened on August 28, 2014. The new Hollywood-themed facility in Dayton, with a $165 million budget, inclusive of a $75 million relocation fee and $50 million license fee, features a new standardbred racetrack and 984 video lottery terminals, as well as various restaurants, bars and other amenities. The Dayton facility is located on 119 acres on the site of an abandoned Delphi Automotive plant near Wagner Ford and Needmore roads in North Dayton. The $75 million relocation fee for each Ohio racetrack is based on the present value of the contractual obligation, of which $7.5 million was paid upon opening, with 18 additional semi-annual payments of $4.8 million due beginning one year after opening. For the license fee for each Ohio racetrack, we paid $10 million in the second quarter of 2014 as well as $15 million upon opening and will pay the remaining license fee of $25 million on the one year anniversary of the commencement of gaming. As of December 31, 2014, Penn incurred cumulative costs of $66.4 million and $62.5 million for the Austintown facility and the Dayton facility, respectively, which includes the payments made to date for the relocation fee and license fee previously mentioned. As part of the Spin-Off, GLPI was responsible for certain real estate related construction costs for the Austintown facility and the Dayton facility, and as such, these facilities are now subject to the Master Lease.

        On February 28, 2014, the Massachusetts Gaming Commission awarded the Company a Category Two slots-only gaming license, and on March 14, 2014, the Company broke ground on the development of Plainridge Park Casino in Plainville, Massachusetts. Plainridge Park Casino is anticipated to be a $225 million (including licensing fees) fully integrated racing and gaming facility featuring live harness racing and simulcasting with 1,250 gaming devices, various dining and entertainment options, structured and surface parking, and a two story clubhouse with approximately 55,000 square feet. We expect Plainridge Park Casino to open in June 2015. As of December 31, 2014, total cumulative costs were $115.7 million, which includes a $25 million gaming license fee, which was paid in March 2014, and the acquisition of Plainridge Racecourse for $42.4 million, which was paid in April 2014 (see Note 6 to the consolidated financial statements).

        During the year ended December 31, 2014, we spent $83.4 million for capital maintenance expenditures, with $32.3 million at our East/Midwest segment, $7.2 million at our West segment, $40.7 million at our Southern Plains segment, and $3.2 million for Other. The majority of the capital maintenance expenditures were for slot machines and slot machine equipment.

        The following table summarizes our expected capital project expenditures for the year ending December 31, 2015 by segment:

Total for 2015(1)
(in millions)
East/Midwest(2)	$119.9
West(3)	0.8
Southern Plains(4)	1.2

Total	$121.9

(1)
Excludes licensing and relocation fees.

(2)
Expected capital expenditures in 2015 for our East/Midwest segment includes $95.8 million, $12.5 million and $11.6 million for construction related costs for the Plainridge Park Casino, the Austintown facility, and the Dayton facility, respectively.

(3)
Expected capital expenditures in 2015 for our West segment relate to final bills to be paid for the new hotel at Zia Park, which opened in August 2014.

(4)
Expected capital expenditures in 2015 for our Southern Plains segment relate to final bills to be paid for the Hollywood Casino St. Louis rebranding project that was completed in December 2013.

Jamul Tribe

        Note receivable to the Jamul Tribe, which totaled $62.0 million at December 31, 2014, is accounted for as a loan in other assets on the consolidated balance sheet and as such is not included in the capital expenditures table presented above. The budget for this development project is $360 million. We expect the project to be completed in mid-2016 which will include the construction of a three-story gaming and entertainment facility of approximately 200,000 square feet featuring over 1,700 slot machines, 43 live table games, including poker, multiple restaurants, bars and lounges and a partially enclosed parking structure with over 1,800 spaces.

        Cash generated from operations and cash available under the revolving credit facility portion of our senior secured credit facility funded our capital projects, capital maintenance expenditures and the Jamul Tribe project in 2014.

Debt

  Senior Secured Credit Facility

        On October 30, 2013, the Company entered into a new senior secured credit facility. This facility consists of a five year $500 million revolver, a five year $500 million Term Loan A facility, and a seven year $250 million Term Loan B facility. The Term Loan A facility was priced at LIBOR plus a spread (ranging from 2.75% to 1.25%) based on the Company's consolidated total net leverage ratio as defined in the new senior secured credit facility. The Term Loan B facility was priced at LIBOR plus 2.50%, with a 0.75% LIBOR floor. In connection with the repayment of the previous senior secured credit facility, the Company recorded a $21.5 million loss on the early extinguishment of debt for the year ended December 31, 2013 related to debt issuance costs write-offs and the write-off of the discount on the Term Loan B facility of the previous senior secured credit facility.

        The Company's senior secured credit facility had a gross outstanding balance of $807.5 million at December 31, 2014, consisting of a $475.0 million Term Loan A facility, a $247.5 million Term Loan B facility, and $85.0 million outstanding on the revolving credit facility. This compares with a $750 million gross outstanding balance at December 31, 2013 which consisted of a $500 million Term Loan A facility and a $250 million Term Loan B facility. No balances were outstanding on the revolving credit facility at December 31, 2013. Additionally, at December 31, 2014 and 2013, the Company was contingently obligated under letters of credit issued pursuant to the senior secured credit facility with face amounts aggregating $23.0 million and $22.1 million, respectively, resulting in $392.0 million and $477.9 million of available borrowing capacity as of December 31, 2014 and 2013, respectively, under the revolving credit facility.

        The payment and performance of obligations under the senior secured credit facility are guaranteed by a lien on and security interest in substantially all of the cash, equity and personal property (other than excluded property such as gaming licenses) of the Company and its subsidiaries.

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

  GLPI indebtedness

        Immediately before the Spin-Off on October 30, 2013, while GLPI was a wholly-owned subsidiary of the Company, GLPI raised $2.35 billion of debt financing, which was part of the net assets contributed to GLPI as part of the Spin-Off. See Note 2 to the consolidated financial statements for further discussion.

  Other Long-Term Obligations

        Other long term obligations at December 31, 2014 of $154.2 million include $19.2 million for the contingent purchase price consideration related to the purchase of Plainridge Racecourse (See Note 6 to the consolidated financial statements) and $135.0 million related to the relocation fees for Hollywood Gaming at Dayton Raceway and Hollywood Gaming at Mahoning Valley Race Course (See Note 8 to the consolidated financial statements). At the time of acquisition, the fair value of the contingent purchase price consideration was determined to be $18.5 million based on an income approach from the Company's internal earning projections and was discounted at a rate consistent with the risk a third party market participant would require holding the identical instrument as an asset. At each reporting period, the Company assesses the fair value of this obligation and changes in its value are recorded in earnings. The relocation fee for each facility is payable as follows: $7.5 million upon the opening of the facility and eighteen semi-annual payments of $4.8 million beginning one year from the commencement of operations. This obligation was measured at its present value and is accreted to interest expense at an effective yield of 5.0%. The amount included in interest expense related to other long-term obligations was $2.8 million for the year ended December 31, 2014.

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

        At December 31, 2014, the Company was in compliance with all required financial covenants.

  Outlook

        The Spin-Off has had and will continue to have a material impact on our consolidated results of operations, capital structure and management. For a discussion of these impacts, see "Spin-Off of Real Estate Assets through a Real Estate Investment Trust" and "Risk Factors" of this report. Based on our current level of operations, we believe that cash generated from operations and cash on hand, together with amounts available under our senior secured credit facility, will be adequate to meet our anticipated rental obligation, debt service requirements, capital expenditures and working capital needs for the foreseeable future. However, we cannot be certain that our business will generate sufficient cash flow from operations, that our anticipated earnings projections will be realized, or that future borrowings will be available under our senior secured credit facility or otherwise will be available to enable us to service our indebtedness, including the senior secured credit facility and the $300 million 5.875% senior unsecured notes, to retire or redeem the $300 million 5.875% senior unsecured notes when required or to make anticipated capital expenditures. In addition, we expect a majority of our future growth to come from acquisitions of gaming properties at reasonable valuations, greenfield projects, jurisdictional expansions and property expansion in under-penetrated markets. If we consummate significant acquisitions in the future or undertake any significant property expansions, our cash requirements may increase significantly and we may need to make additional borrowings or complete equity or debt financings to meet these requirements. Our future operating performance and our ability to service or refinance our debt will be subject to future economic conditions and to financial, business and other factors, many of which are beyond our control. See "Risk Factors—Risks Related to Our Capital Structure" of this Annual Report on Form 10-K for a discussion of the risks related to our capital structure.

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

Commitments and Contingencies

  Contractual Cash Obligations

        At December 31, 2014, there was approximately $392.0 million available for borrowing under our revolving credit facility. The following table presents our contractual cash obligations at December 31, 2014:

	Payments Due By Period
	Total	2015	2016-2017	2018-2019	2020 and After
	(in thousands)
Senior secured credit facility
Principal	$807,500	$27,500	$92,500	$452,500	$235,000
Interest(1)	134,855	31,600	60,380	34,895	7,980
5.875% senior unsecured notes
Principal	300,000	—	—	—	300,000
Interest	123,375	17,625	35,250	35,250	35,250
Purchase obligations	44,446	33,638	6,401	3,132	1,275
Capital expenditure commitments(2)	18,338	18,338	—	—	—
Capital leases	199	45	90	64	—
Master lease commitment to GLPI(3)	4,937,353	392,701	785,402	727,651	3,031,599
Operating leases	30,325	4,565	6,118	3,811	15,831
Ohio Payments(4)	317,017	71,612	60,448	62,448	122,509
Other liabilities reflected in the Company's consolidated balance sheets(5)	13,127	13,127	—	—	—

Total	$6,726,535	$610,751	$1,046,589	$1,319,751	$3,749,444

(1)
The interest rates associated with the variable rate components of our senior secured credit facility are estimated, based on the forward LIBOR curves plus the current spread based on our current levels of indebtedness over LIBOR as of December 31, 2014. The contractual amounts to be paid on our variable rate obligations are affected by changes in market interest rates and changes in our spreads which are based on our leverage ratios. Future changes in such ratios will impact the contractual amounts to be paid.

(2)
The Company anticipates spending approximately $121.9 million for future construction projects over the next year, of which the Company has been contractually committed to spend approximately $18.3 million at year-end.

(3)
Reflects only the fixed contractual rental obligation to GLPI over the initial fifteen-year lease term.

(4)
The Company agreed to pay $110 million (of which $90.0 million remains to be paid) to the state of Ohio over ten years in return for certain clarifications from the State of Ohio with respect to various financial matters and limits on competition within the ten year time period. This amount also includes the remaining portion of the license fees and relocation fees to be paid associated with our two new facilities in Dayton and Mahoning Valley, Ohio (See Note 9 and Note 11 to the consolidated financial statements).

(5)
Primarily represents liabilities associated with reward programs that can be redeemed for cash, free play or services. Does not include any liability for unrecognized tax benefits, as the Company cannot make a reasonably reliable estimate of the period of cash settlement with the respective taxing authority. Additionally, it does not include an estimate of the payments associated with our contingent obligation to the former owners of Plainridge Racecourse (see Note 6 to the consolidated financial statements), as these amounts will be determined based on the annual performance of this facility once it becomes operational.

  Other Commercial Commitments

        The following table presents our material commercial commitments as of December 31, 2014 for the following future periods:

	Total Amounts Committed	2015	2016-2017	2018-2019	2020 and After
	(in thousands)
Letters of Credit(1)	$23,030	$23,030	$—	$—	$—

Total	$23,030	$23,030	$—	$—	$—

(1)
The available balance under the revolving credit portion of our senior secured credit facility is reduced by outstanding letters of credit.

New Accounting Pronouncements

        In April 2014, the FASB issued guidance that amends the definition of discontinued operations by limiting discontinued operations reporting to disposals of components of an entity that represent strategic shifts that have (or will have) a major effect on an entity's operations and financial results. Examples of a strategic shift that has (or will have) a major effect on an entity's operations and financial results could include a disposal of a major geographical area, a major line of business, a major equity method investment, or other major parts of an entity. In addition, the amended guidance requires expanded disclosures for discontinued operations, including disclosures about a disposal of an individually significant component of an entity that does not qualify for discontinued operations presentation in the financial statements. The amendments are effective for all disposals (or classifications as held for sale) of components of an entity that occur within annual periods beginning on or after December 15, 2014, and interim periods within those years. Early adoption is permitted, but only for disposals (or classifications as held for sale) that have not been reported in financial statements previously issued or available for issuance. The Company early adopted this revised guidance and will apply the amendments to all disposals of a component of the Company going forward.

        In May 2014, the FASB issued new revenue recognition guidance, which will supersede nearly all existing revenue recognition guidance. The core principle of the guidance is that an entity should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve the core principle, the new guidance implements a five-step process for customer contract revenue recognition. The guidance also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenues and cash flows arising from contracts with customers. This new guidance is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period, and early adoption is prohibited. Entities can transition to the new guidance either retrospectively or as a cumulative-effect adjustment as of the date of adoption. Management is currently assessing the impact the new revenue recognition guidance will have on the consolidated financial statements.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The table below provides information at December 31, 2014 about our financial instruments that are sensitive to changes in interest rates. For debt obligations, the table presents notional amounts maturing during the year and the related weighted-average interest rates by maturity dates. Notional amounts are used to calculate the contractual payments to be exchanged by maturity date and the weighted-average interest rates are based on implied forward LIBOR rates at December 31, 2014.

	2015	2016	2017	2018	2019	Thereafter	Total	Fair Value 12/31/14
	(in thousands)
Long-term debt:
Fixed rate	$—	$—	$—	$—	$—	$300,000	$300,000	$276,000
Average interest rate						5.88%
Variable rate	$27,500	$40,000	$52,500	$450,000	$2,500	$235,000	$807,500	$799,556
Average interest rate(1)	3.91%	3.99%	4.02%	4.06%	4.85%	4.49%

(1)
Estimated rate, reflective of forward LIBOR plus the spread over LIBOR applicable to variable-rate borrowing.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

Board of Directors
Penn National Gaming, Inc. and Subsidiaries

        We have audited the accompanying consolidated balance sheets of Penn National Gaming, Inc. and Subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive (loss) income, changes in shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2014. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Penn National Gaming, Inc. and Subsidiaries at December 31, 2014 and 2013, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Penn National Gaming, Inc. and Subsidiaries' internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 27, 2015 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Philadelphia, Pennsylvania
February 27, 2015

Penn National Gaming, Inc. and Subsidiaries
Consolidated Balance Sheets
(in thousands, except share and per share data)

	December 31,
	2014	2013
Assets
Current assets
Cash and cash equivalents	$208,673	$292,995
Receivables, net of allowance for doubtful accounts of $2,004 and $2,752 at December 31, 2014 and 2013, respectively	41,618	52,538
Prepaid expenses	68,947	62,724
Deferred income taxes	55,579	71,093
Other current assets	11,189	29,511

Total current assets	386,006	508,861

Property and equipment, net	769,145	497,457
Other assets
Investment in and advances to unconsolidated affiliates	179,551	193,331
Goodwill	277,582	492,398
Other intangible assets, net	370,562	359,648
Debt issuance costs, net of accumulated amortization of $6,796 and $922 at December 31, 2014 and 2013, respectively	25,151	30,734
Deferred income taxes	79,067	—
Other assets	149,366	101,562

Total other assets	1,081,279	1,177,673

Total assets	$2,236,430	$2,183,991

Liabilities
Current liabilities
Current maturities of long-term debt	$30,853	$27,598
Accounts payable	43,136	22,580
Accrued expenses	130,818	98,009
Accrued interest	5,163	5,027
Accrued salaries and wages	84,034	86,498
Gaming, pari-mutuel, property, and other taxes	52,132	52,053
Insurance financing	13,680	3,020
Other current liabilities	75,703	66,684

Total current liabilities	435,519	361,469

Long-term liabilities
Long-term debt, net of current maturities	1,229,979	1,023,194
Deferred income taxes	—	13,912
Noncurrent tax liabilities	8,188	19,966
Other noncurrent liabilities	8,258	7,050

Total long-term liabilities	1,246,425	1,064,122

Shareholders' equity
Series B Preferred stock ($.01 par value, 1,000,000 shares authorized, 0 shares issued at December 31, 2014 and 2013, respectively)	—	—
Series C Preferred stock ($.01 par value, 18,500 shares authorized, 8,624 shares issued at December 31, 2014 and 2013, respectively)	—	—
Common stock ($.01 par value, 200,000,000 shares authorized, 79,161,817 and 77,788,393 shares issued at December 31, 2014 and 2013, respectively)	786	775
Additional paid-in capital	918,370	887,556
Retained deficit	(363,388)	(130,314)
Accumulated other comprehensive (loss) income	(1,282)	383

Total shareholders' equity	554,486	758,400

Total liabilities and shareholders' equity	$2,236,430	$2,183,991

See accompanying notes to the consolidated financial statements.

Penn National Gaming, Inc. and Subsidiaries
Consolidated Statements of Operations
(in thousands, except per share data)

Year ended December 31,	2014	2013	2012
Revenues
Gaming	$2,297,175	$2,615,169	$2,590,533
Food, beverage and other	432,021	461,048	438,837
Management service fee	11,650	13,176	14,835

Revenues	2,740,846	3,089,393	3,044,205
Less promotional allowances	(150,319)	(170,639)	(144,740)

Net revenues	2,590,527	2,918,754	2,899,465

Operating expenses
Gaming	1,148,968	1,318,546	1,342,905
Food, beverage and other	319,792	345,345	343,611
General and administrative	446,405	526,482	532,241
Rental expense related to Master Lease	421,388	69,502	—
Depreciation and amortization	178,981	298,326	245,348
Impairment losses	321,089	1,132,417	—
Insurance recoveries, net of deductible charges	(5,674)	108	(7,229)

Total operating expenses	2,830,949	3,690,726	2,456,876

(Loss) income from operations	(240,422)	(771,972)	442,589

Other income (expenses)
Interest expense	(45,982)	(97,092)	(81,440)
Interest income	3,730	1,387	948
Income from unconsolidated affiliates	7,949	9,657	3,804
Loss on early extinguishment of debt	—	(61,660)	—
Other	2,944	3,803	(1,375)

Total other expenses	(31,359)	(143,905)	(78,063)

(Loss) income from operations before income taxes	(271,781)	(915,877)	364,526
Income tax (benefit) provision	(38,586)	(121,538)	152,555

Net (loss) income	$(233,195)	$(794,339)	$211,971

(Loss) earnings per common share:
Basic (loss) earnings per common share	$(2.97)	$(10.17)	$2.24
Diluted (loss) earnings per common share	$(2.97)	$(10.17)	$2.04

See accompanying notes to the consolidated financial statements.

Penn National Gaming, Inc. and Subsidiaries
Consolidated Statements of Comprehensive (Loss) Income
(in thousands)

Year ended December 31,	2014	2013	2012
Net (loss) income	$(233,195)	$(794,339)	$211,971
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustment during the period	(1,665)	(1,245)	425
Change in fair value of corporate debt securities
Unrealized holding (losses) gains on corporate debt securities arising during the period	—	(98)	279
Less: Reclassification adjustments for gains included in net (loss) income	—	(1,296)	—

Change in fair value of corporate debt securities, net	—	(1,394)	279

Other comprehensive (loss) income	(1,665)	(2,639)	704

Comprehensive (loss) income	$(234,860)	$(796,978)	$212,675

See accompanying notes to the consolidated financial statements.

Penn National Gaming, Inc. and Subsidiaries
Consolidated Statements of Changes in Shareholders' Equity
(in thousands, except share data)

	Preferred Stock		Common Stock				Accumulated Other Comprehensive (Loss) Income
					Additional Paid-In Capital	Retained (Deficit) Earnings		Total Shareholders' Equity
	Shares	Amount	Shares	Amount
Balance, December 31, 2011	12,275	$—	76,213,126	$756	$1,385,355	$583,202	$2,318	$1,971,631
Share-based compensation arrangements, net of tax benefits of $6,081	—	—	1,233,475	13	66,610	—	—	66,623
Change in fair value of corporate debt securities	—	—	—	—	—	—	279	279
Foreign currency translation adjustment	—	—	—	—	—	—	425	425
Net income	—	—	—	—	—	211,971	—	211,971

Balance, December 31, 2012	12,275	—	77,446,601	769	1,451,965	795,173	3,022	2,250,929
Repurchase of Preferred Stock	(6,498)	—	—	—	(649,518)	—	—	(649,518)
Exchange Series B Preferred Stock for Series C Preferred Stock	2,847	—	—	—	—	—	—	—
Share-based compensation arrangements, net of tax benefits of $10,771	—	—	2,509,185	28	85,087	—	—	85,115
Distribution of net assets to Gaming and Leisure Properties, Inc. (See Note 2)	—	—	—	—	—	(131,148)	—	(131,148)
Impact of non pro-rate distribution to Company's former CEO and related family trust (See Note 2)	—	—	(2,167,393)	(22)	22	—	—	—
Change in fair value of corporate debt securities	—	—	—	—	—	—	(1,394)	(1,394)
Foreign currency translation adjustment	—	—	—	—	—	—	(1,245)	(1,245)
Net loss	—	—	—	—	—	(794,339)	—	(794,339)

Balance, December 31, 2013	8,624	—	77,788,393	775	887,556	(130,314)	383	758,400
Share-based compensation arrangements, net of tax benefits of $10,360	—	—	1,373,424	11	30,814	—	—	30,825
Distribution of net assets to Gaming and Leisure Properties, Inc (See Note 2)	—	—	—	—	—	121	—	121
Foreign currency translation adjustment	—	—	—	—	—	—	(1,665)	(1,665)
Net loss	—	—	—	—	—	(233,195)	—	(233,195)

Balance, December 31, 2014	8,624	$—	79,161,817	$786	$918,370	$(363,388)	$(1,282)	$554,486

See accompanying notes to the consolidated financial statements.

Penn National Gaming, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(in thousands)

Year ended December 31,	2014	2013	2012
Operating activities
Net (loss) income	$(233,195)	$(794,339)	$211,971
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	178,981	298,326	245,348
Amortization of items charged to interest expense	6,040	8,112	6,898
Accretion of settlement values on long term obligations	689	5,024	—
Loss (gain) on sale of fixed assets	738	3,652	(1,690)
Income from unconsolidated affiliates	(7,949)	(9,657)	(3,804)
Distributions of earnings from unconsolidated affiliates	23,000	21,500	9,400
Loss on early extinguishment of debt	—	26,782	—
Deferred income taxes	(72,278)	(224,983)	44,983
Charge for stock-based compensation	10,666	22,809	28,609
Impairment losses and write downs	324,389	1,132,417	—
Gain on investment in corporate debt securities	—	(1,516)	—
Gain on sale of Bullwhackers	—	(444)	—
Decrease (increase), net of businesses acquired
Accounts receivable	10,046	5,034	1,887
Insurance receivable	—	—	1,072
Prepaid expenses and other current assets	(13,315)	912	14,445
Other assets	150	(42,567)	(12,331)
Increase (decrease), net of businesses acquired
Accounts payable	2,028	(2,175)	1,334
Accrued expenses	(17,191)	(30,147)	12,770
Accrued interest	136	(15,030)	3,925
Accrued salaries and wages	(2,464)	(2,383)	10,285
Gaming, pari-mutuel, property and other taxes	79	(1,555)	6,051
Income taxes	8,522	29,058	(70,721)
Other current and noncurrent liabilities	10,227	10,576	12,903
Other noncurrent tax liabilities	(9,298)	1,396	(16,146)

Net cash provided by operating activities	220,001	440,802	507,189

Investing activities
Capital project expenditures, net of reimbursements	(144,707)	(119,051)	(386,344)
Capital maintenance expenditures	(83,438)	(80,862)	(86,641)
Advances to Jamul Tribe	(47,093)	—	—
Proceeds from sale of property and equipment	1,665	3,837	5,323
Proceeds from investment in corporate debt securities	—	6,870	—
Proceeds related to damaged property and equipment	—	2,203	—
Proceeds from sale of Bullwhackers, net of cash on hand	—	4,996	—
Investment in joint ventures	(1,285)	(675)	(36,000)
Cash contributed to GLPI in connection with Spin-Off	—	(240,202)	—
Decrease in cash in escrow	18,000	8,000	24,625
Acquisitions of businesses and gaming and other licenses, net of cash acquired	(118,678)	(73)	(709,450)

Net cash used in investing activities	(375,536)	(414,957)	(1,188,487)

Financing activities
Proceeds from exercise of options	9,799	51,535	31,933
Repurchase of preferred stock	—	(649,518)	—
Proceeds from issuance of long-term debt, net of issuance costs	104,935	4,745,790	1,162,709
Principal payments on long-term debt	(49,541)	(4,135,059)	(494,891)
Proceeds from other long-term obligations	—	—	10,000
Payments of other long-term obligations	(15,000)	(16,000)	—
Proceeds from insurance financing	28,888	19,233	4,746
Payments on insurance financing	(18,228)	(20,069)	(17,253)
Tax benefit from stock options exercised	10,360	10,771	6,081

Net cash provided by financing activities	71,213	6,683	703,325

Net (decrease) increase in cash and cash equivalents	(84,322)	32,528	22,027
Cash and cash equivalents at beginning of year	292,995	260,467	238,440

Cash and cash equivalents at end of year	$208,673	$292,995	$260,467

Supplemental disclosure
Interest expense paid, net of amounts capitalized	$39,101	$104,351	$70,239
Income taxes paid	$23,185	$69,758	$187,515

See accompanying notes to the consolidated financial statements.

Penn National Gaming, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

1.     Business and Basis of Presentation

        Penn National Gaming, Inc. ("Penn") and together with its subsidiaries (collectively, the "Company") is a diversified, multi-jurisdictional owner and manager of gaming and pari-mutuel properties. Penn is the successor to several businesses that have operated as Penn National Race Course since 1972. Penn was incorporated in Pennsylvania in 1982 as PNRC Corp. and adopted its current name in 1994, when the Company became a publicly traded company. In 1997, the Company began its transition from a pari-mutuel company to a diversified gaming company with the acquisition of the Charles Town property and the introduction of video lottery terminals in West Virginia. Since 1997, the Company has continued to expand its gaming operations through strategic acquisitions, greenfield projects, and property expansions. The Company, along with its joint venture partner, opened Hollywood Casino at Kansas Speedway on February 3, 2012. In Ohio, the Company opened four new gaming properties over the last three years, including: Hollywood Casino Toledo on May 29, 2012, Hollywood Casino Columbus on October 8, 2012, Hollywood Gaming at Dayton Raceway on August 28, 2014, and Hollywood Gaming at Mahoning Valley Race Course on September 17, 2014. In addition, on November 2, 2012, the Company acquired Harrah's St. Louis, which the Company subsequently rebranded as Hollywood Casino St. Louis.

        As of December 31, 2014, the Company owned, managed, or had ownership interests in twenty-six facilities in the following seventeen jurisdictions: Florida, Illinois, Indiana, Kansas, Maine, Maryland, Massachusetts, Mississippi, Missouri, Nevada, New Jersey, New Mexico, Ohio, Pennsylvania, Texas, West Virginia, and Ontario. On July 30, 2014, the Company closed its facility in Sioux City, Iowa. In addition, Beulah Park and Raceway Park in Ohio were closed as the racetracks were relocated to Hollywood Gaming at Mahoning Valley Race Course and Hollywood Gaming at Dayton Raceway, respectively, both of which opened in the third quarter of 2014.

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

2.     Spin-Off of Real Estate Assets through a Real Estate Investment Trust

        On November 1, 2013, the Company completed its plan to separate its gaming operating assets from its real property assets by creating a newly formed, publicly traded real estate investment trust ("REIT"), known as Gaming and Leisure Properties, Inc. ("GLPI"), through a tax free spin-off (the "Spin-Off"). Penn effected the Spin-Off by distributing one share of common stock of GLPI to the holders of Penn common stock and Series C Convertible Preferred Stock ("Series C Preferred Stock") for every share of Penn common stock and every 1/1000th of a share of Series C Preferred Stock that they held at the close of business on October 16, 2013, the record date for the Spin-Off. See Note 14 for further information on the Series C Preferred Stock. Peter M. Carlino and the PMC Delaware Dynasty Trust dated September 25, 2013, a trust for the benefit of Mr. Carlino's children, also received additional shares of GLPI common stock, in exchange for shares of Penn common stock that they transferred to Penn immediately prior to the Spin-Off, and Mr. Carlino exchanged certain options to acquire Penn common stock for options to acquire GLPI common stock having the same aggregate intrinsic value. Penn engaged in these exchanges with Mr. Carlino and his related trust to ensure that each member of the Carlino family beneficially owns 9.9% or less of the outstanding shares of Penn common stock following the Spin-Off, so that GLPI can qualify to be taxed as a REIT for United States ("U.S.") federal income tax purposes.

        In addition, through a series of internal corporate restructurings, Penn contributed to GLPI substantially all of the assets and liabilities associated with Penn's real property interests and real estate development business, as well as all of the assets and liabilities of Hollywood Casino Baton Rouge and Hollywood Casino Perryville, which are referred to as the "TRS Properties." The assets and liabilities were contributed to GLPI based on their historical carrying values, which were as follows (in thousands):

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

        As a result of the Spin-Off, GLPI owns substantially all of Penn's former real property assets and leases back those assets (other than the TRS Properties) to Penn for use by its subsidiaries, under a "triple net" master lease agreement (the "Master Lease") (which has a fifteen-year initial term that can be extended at Penn's option for up to four five-year renewal terms), as well as owns and operates the TRS Properties. Penn continues to operate the leased gaming facilities and hold the associated gaming licenses with these facilities.

        On November 1, 2013, Penn entered into a Tax Matters Agreement with GLPI, which governs the respective rights, responsibilities and obligations of the two companies after the Spin-Off with respect to payment of tax liabilities, entitlement of refunds, and filing of tax returns and sets forth certain covenants and indemnities. Pursuant to the Tax Matters Agreement, Penn was required to prepare and file a federal consolidated income tax return for 2013, which included a combination of Penn and GLPI legal entities for the activity prior to the Spin-Off, with any adjustments for the impact of the final consolidated income tax return recorded to either shareholders' equity or the statement of income depending on the specific item giving rise to the adjustment. In conjunction with the filing of the final 2013 federal consolidated income tax return with the Internal Revenue Service, Penn recorded an increase to shareholders' equity of $0.1 million during the year ended December 31, 2014.

        The Company incurred transaction costs of $0.9 million, $28.8 million, and $7.1 million for the years ended December 31, 2014, 2013 and 2012, respectively, associated with the Spin-Off, which were included in general and administrative expenses within the consolidated statements of operations.

        The Company received a private letter ruling from the Internal Revenue Service relating to the tax treatment of the separation and the qualification of GLPI as a REIT. The private letter ruling is subject to certain qualifications and based on certain representations and statements made by the Company and certain of its shareholders. If such representations and statements are untrue or incomplete in any material respect (including as a result of a material change in the transaction or other relevant facts), the Company may not be able to rely on the private letter ruling. The Company received opinions from outside counsel regarding certain aspects of the transaction that are not covered by the private letter ruling.

3.     Principles of Consolidation

        The consolidated financial statements include the accounts of Penn and its subsidiaries. Investment in and advances to unconsolidated affiliates, that do not meet the consolidation criteria of the authoritative guidance for voting interest, controlling interest or variable interest entities ("VIEs"), are accounted for under the equity method. All significant intercompany accounts and transactions have been eliminated in consolidation.

4.     Summary of Significant Accounting Policies

Cash and Cash Equivalents

        The Company considers all cash balances and highly-liquid investments with original maturities of three months or less to be cash and cash equivalents.

Concentration of Credit Risk

        Financial instruments that subject the Company to credit risk consist of cash and cash equivalents, corporate debt securities, and accounts receivable.

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

        Concentration of credit risk, with respect to casino receivables, is limited through the Company's credit evaluation process. The Company issues markers to approved casino customers only following credit checks and investigations of creditworthiness. Marker balances issued to approved casino customers were $4.9 million at December 31, 2014, compared to $4.3 million at December 31, 2013.

        The Company's receivables of $41.6 million and $52.5 million at December 31, 2014 and 2013, respectively, primarily consist of $4.6 million and $4.8 million, respectively, due from the West Virginia Lottery for gaming revenue settlements and capital reinvestment projects at Hollywood Casino at Charles Town Races, $6.8 million and $10.3 million, respectively, for reimbursement of expenses paid on behalf of Casino Rama, $2.9 million and $2.5 million, respectively, for racing settlements due from simulcasting at Hollywood Casino at Penn National Race Course, $2.9 million and $3.3 million, respectively, for reimbursement of payroll expenses paid on behalf of the Company's joint venture in Kansas, and markers issued to customers mentioned above. For 2013, receivables included $6.5 million of tax obligations that were reimbursed by GLPI in 2014.

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

        Depreciation of property and equipment is recorded using the straight- line method over the following estimated useful lives:

Land improvements	15 years
Building and improvements	5 to 31 years
Furniture, fixtures, and equipment	3 to 31 years

        All construction costs funded by Penn considered to be an improvement to the real property assets leased from GLPI under the Master Lease are recorded as leasehold improvements. Leasehold improvements are depreciated over the shorter of the estimated useful life of the improvement or the related lease term.

        The estimated useful lives are determined based on the nature of the assets as well as the Company's current operating strategy.

        The Company reviews the carrying value of its property and equipment for possible impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable based on undiscounted estimated future cash flows expected to result from its use and eventual disposition. The factors considered by the Company in performing this assessment include current operating results, trends and prospects, as well as the effect of obsolescence, demand, competition and other economic factors. For purposes of recognizing and measuring impairment in accordance with Financial Accounting Standards Board (the "FASB") Accounting Standards Codification ("ASC") 360, "Property, Plant, and Equipment," assets are grouped at the individual property level representing the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets. In assessing the recoverability of the carrying value of property and equipment, the Company must make assumptions regarding future cash flows and other factors. If these estimates or the related assumptions change in the future, the Company may be required to record an impairment loss for these assets. Such an impairment loss would be recognized as a non-cash component of operating income.

Goodwill and Other Intangible Assets

        At December 31, 2014, the Company had $277.6 million in goodwill and $370.6 million in other intangible assets within its consolidated balance sheet, representing 12.4% and 16.6% of total assets, respectively, resulting from the Company's acquisition of other businesses and payment for gaming licenses. Two issues arise with respect to these assets that require significant management estimates and judgment: (i) the valuation in connection with the initial purchase price allocation; and (ii) the ongoing evaluation for impairment.

        In connection with the Company's acquisitions, valuations are completed to determine the allocation of the purchase prices. The factors considered in the valuations include data gathered as a result of the Company's due diligence in connection with the acquisitions, projections for future operations, and data obtained from third-party valuation specialists as deemed appropriate. Goodwill represents the future economic benefits of a business combination measured as the excess purchase price over the fair market value of net assets acquired. Goodwill is tested annually, or more frequently if indicators of impairment exist, in two steps. In step 1 of the impairment test, the current fair value of each reporting unit is estimated using a discounted cash flow model which is then compared to the carrying value of each reporting unit. If the carrying amount of a reporting unit exceeds its fair value in step 1 of the impairment test, then step 2 of the impairment test is performed to determine the implied fair value of goodwill for that reporting unit. If the implied fair value of goodwill is less than the goodwill allocated for that reporting unit, an impairment is recognized.

        In accordance with ASC 350, "Intangibles-Goodwill and Other," the Company considers its gaming licenses and other various intangible assets as indefinite-life intangible assets that do not require amortization based on the Company's future expectations to operate its gaming facilities indefinitely (notwithstanding the recent events in Iowa which the Company concluded was an isolated incident and the first time in the Company's history a gaming regulator has taken an action which could cause it to lose its gaming license) as well as its historical experience in renewing these intangible assets at minimal cost with various state commissions. Rather, these intangible assets are tested annually for impairment, or more frequently if indicators of impairment exist, by comparing the fair value of the recorded assets to their carrying amount. If the carrying amounts of the indefinite-life intangible assets exceed their fair value, an impairment loss is recognized. The Company completes its testing of its intangible assets prior to assessing the realizability of its goodwill.

        The Company assessed the fair value of its indefinite-life intangible assets (which are primarily gaming licenses) using the Greenfield Method under the income approach. The Greenfield Method estimates the fair value of the license using a discounted cash flow model assuming the Company built a casino with similar utility to that of the existing facility. The method assumes a theoretical start-up company going into business without any assets other than the intangible asset being valued. As such, the value of the license is a function of the following items:

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

	Foreign Currency	Available for sale securities	Total
Other comprehensive income (loss):
Balance at December 31, 2012	$1,628	$1,394	$3,022
Foreign currency translation adjustment	(1,245)	—	(1,245)
Unrealized holding losses on corporate debt securities	—	(98)	(98)
Realized gain on redemption of corporate debt securities	—	(1,296)	(1,296)

Ending balance at December 31, 2013	383	—	383
Foreign currency translation adjustment	(1,665)	—	(1,665)

Ending balance at December 31, 2014	$(1,282)	$—	$(1,282)

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

        ASC 740 also creates a single model to address uncertainty in tax positions, and clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in an enterprise's financial statements. It also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. The liability for unrecognized tax benefits is included in noncurrent tax liabilities within the consolidated balance sheets at December 31, 2014 and 2013.

Revenue Recognition and Promotional Allowances

        Gaming revenue consists mainly of slot and video lottery gaming machine revenue as well as to a lesser extent table game and poker revenue. Gaming revenue is the aggregate net difference between gaming wins and losses, with liabilities recognized for funds deposited by customers before gaming play occurs, for "ticket-in, ticket-out" coupons in the customers' possession, and for accruals related to the anticipated payout of progressive jackpots. Progressive slot machines, which contain base jackpots that increase at a progressive rate based on the number of coins played, are charged to revenue as the amount of the jackpots increases. Table game revenue is the aggregate of table drop adjusted for the change in aggregate table chip inventory. Table drop is the total dollar amount of the currency, coins, chips, tokens and outstanding markers (credit instruments) that are removed from the live gaming tables.

        Food, beverage and other revenue, including racing revenue, is recognized as services are performed. Racing revenue includes the Company's share of pari-mutuel wagering on live races after payment of amounts returned as winning wagers, its share of wagering from import and export simulcasting, and its share of wagering from its off-track wagering facilities ("OTWs').

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

        The amounts included in promotional allowances for the years ended December 31, 2014, 2013 and 2012 are as follows:

Year ended December 31,	2014	2013	2012
	(in thousands)
Rooms	$33,513	$36,132	$26,612
Food and beverage	106,936	123,263	108,250
Other	9,870	11,244	9,878

Total promotional allowances	$150,319	$170,639	$144,740

        The estimated cost of providing such complimentary services for the years ended December 31, 2014, 2013 and 2012 are as follows:

Year ended December 31,	2014	2013	2012
	(in thousands)
Rooms	$10,559	$12,565	$9,814
Food and beverage	45,629	50,842	44,383
Other	5,142	5,369	7,013

Total cost of complimentary services	$61,330	$68,776	$61,210

Gaming and Racing Taxes

        The Company is subject to gaming and pari-mutuel taxes based on gross gaming revenue and pari-mutuel revenue in the jurisdictions in which it operates. The Company primarily recognizes gaming and pari-mutuel tax expense based on the statutorily required percentage of revenue that is required to be paid to state and local jurisdictions in the states where or in which wagering occurs. In certain states in which the Company operates, gaming taxes are based on graduated rates. The Company records gaming tax expense at the Company's estimated effective gaming tax rate for the year, considering estimated taxable gaming revenue and the applicable rates. Such estimates are adjusted each interim period. If gaming tax rates change during the year, such changes are applied prospectively in the determination of gaming tax expense in future interim periods. Finally, the Company recognizes purse expense based on the statutorily required percentage of revenue that is required to be paid out in the form of purses to the winning owners of horse races run at the Company's racetracks in the period in which wagering occurs. For the years ended December 31, 2014, 2013 and 2012, these expenses, which are recorded primarily within gaming expense in the consolidated statements of operations, were $0.89 billion, $1.02 billion, and $1.07 billion, respectively.

Rental Expense related to the Master Lease

        As of December 31, 2014, the Company leased from GLPI real property assets associated with eighteen of the Company's gaming and related facilities used in the Company's operations.

        The rent structure under the Master Lease, which became effective November 1, 2013, includes a fixed component, a portion of which is subject to an annual escalator of up to 2% if certain rent coverage ratio thresholds are met, and a component that is based on the performance of the facilities, which is prospectively adjusted, subject to a floor of zero (i) every five years by an amount equal to 4% of the average change to net revenues of all facilities under the Master Lease (other than Hollywood Casino Columbus and Hollywood Casino Toledo) during the preceding five years, and (ii) monthly by an amount equal to 20% of the change in net revenues of Hollywood Casino Columbus and Hollywood Casino Toledo during the preceding month. In addition, with the openings of Hollywood Gaming at Dayton Raceway and Hollywood Gaming at Mahoning Valley Race Course in the third quarter of 2014, these properties began paying rent subject to the terms of the Master Lease, which had the impact of increasing the Company's annual rental expense related to the Master Lease by approximately $19 million, which approximates ten percent of the real estate construction costs paid for by GLPI related to these facilities.

        In April 2014, an amendment to the Master Lease was entered into in order to revise certain provisions relating to the Sioux City property. In accordance with the amendment, upon the ceasing of gaming operations at Argosy Casino Sioux City on July 30, 2014 due to the termination of its gaming license, the annual rent payable to GLPI was reduced by $6.2 million. Additionally, the Company finalized its calculation of rent coverage in accordance with the appropriate provisions of the Master Lease to determine if an annual base rent escalator is due. The calculation of the escalator resulted in an increase to the Company's annual rent expense of $3.2 million starting November 1, 2014.

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

        Total rental expense under the Master Lease was $421.4 million and $69.5 million for the years ended December 31, 2014 and 2013, respectively.

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

        At December 31, 2014 and 2013, the Company had outstanding 8,624 shares of Series C Preferred Stock and at December 31, 2012, had outstanding 12,275 of Series B Redeemable Preferred Stock ("Series B Preferred Stock"). The Company determined that both classes of preferred stock qualified as a participating security as defined in ASC 260 since these securities participate in dividends with the Company's common stock. In accordance with ASC 260, a company is required to use the two-class method when computing EPS when a company has a security that qualifies as a "participating security." The two-class method is an earnings allocation formula that determines EPS for each class of common stock and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings. A participating security is included in the computation of basic EPS using the two-class method. Under the two-class method, basic EPS for the Company's common stock is computed by dividing net income applicable to common stock by the weighted-average common shares outstanding during the period. Diluted EPS for the Company's common stock is computed using the more dilutive of the two-class method or the if-converted method.

        Since the Company's preferred shareholders are not obligated to fund the losses of the Company nor is the contractual principal of the Series C Preferred Stock reduced as a result of losses incurred by the Company, no allocation of the Company's undistributed losses resulting from the net loss for the years ended December 31, 2014 and 2013 is required. As such, since the Company reported a net loss for the years ended December 31, 2014 and 2013, it was required by ASC 260 to use basic weighted-average common shares outstanding, rather than diluted weighted-average common shares outstanding, when calculating diluted EPS.

        The following table sets forth the allocation of net income for the year ended December 31, 2012 under the two-class method:

Year ended December 31,	2012
(in thousands)
Net income	$211,971
Net income applicable to preferred stock	41,023

Net income applicable to common stock	$170,948

        The following table reconciles the weighted-average common shares outstanding used in the calculation of basic EPS to the weighted-average common shares outstanding used in the calculation of diluted EPS for the year ended December 31, 2012:

Year ended December 31,	2012
(in thousands)
Determination of shares:
Weighted-average common shares outstanding	76,345
Assumed conversion of dilutive employee stock-based awards	2,305
Assumed conversion of restricted stock	159
Assumed conversion of preferred stock	24,995

Diluted weighted-average common shares outstanding	103,804

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

        Options to purchase 6,633,622 shares, 7,316,713 shares and 1,693,500 shares were outstanding during the years ended December 31, 2014, 2013 and 2012, respectively, but were not included in the computation of diluted EPS because they were antidilutive.

        The following tables present the calculation of basic and diluted EPS for the Company's common stock for the years ended December 31, 2014, 2013 and 2012 (in thousands, except per share data):

Year ended December 31,	2014	2013
Calculation of basic and diluted EPS:
Net loss	$(233,195)	$(794,339)
Weighted-average common shares outstanding	78,425	78,111
Basic and Diluted EPS	$(2.97)	$(10.17)

Year ended December 31,	2012
Calculation of basic EPS:
Net income applicable to common stock	$170,948
Weighted-average common shares outstanding	76,345
Basic EPS	$2.24
Calculation of diluted EPS using if-converted method:
Net income	$211,971
Diluted weighted-average common shares outstanding	103,804
Diluted EPS	$2.04

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

        The fair value for stock options was estimated at the date of grant using the Black-Scholes option-pricing model, which requires management to make certain assumptions. The risk-free interest rate was based on the U.S. Treasury spot rate with a term equal to the expected life assumed at the date of grant. Expected volatility was estimated based on the historical volatility of the Company's stock price over a period of 5.45 years, in order to match the expected life of the options at the grant date. The decline in the weighted average expected life compared to the prior years is due to the fact that the Company did not issue stock options in 2013 as well as lower amounts of stock options issued compared to years prior to 2013. Historically, at the grant date, there has been no expected dividend yield assumption since the Company has not paid any cash dividends on its common stock since its initial public offering in May 1994 and since the Company intends to retain all of its earnings to finance the development of its business for the foreseeable future. The weighted-average expected life was based on the contractual term of the stock option and expected employee exercise dates, which was based on the historical and expected exercise behavior of the Company's employees.

        The following are the weighted-average assumptions used in the Black-Scholes option-pricing model for the years ended December 31, 2014, 2013 and 2012:

Year ended December 31,	2014	2013	2012
Risk-free interest rate	1.68%	1.08%	0.84%
Expected volatility	44.80%	46.27%	45.78%
Dividend yield	—	—	—
Weighted-average expected life (years)	5.45	6.57	6.64

        See Note 15 for a discussion on the impact of the Spin-Off on the Company's stock-based equity awards.

Segment Information

        The Company's Chief Executive Officer, who is the Company's Chief Operating Decision Maker ("CODM") as that term is defined in ASC 280, "Segment Reporting" ("ASC 280"), measures and assesses the Company's business performance based on regional operations of various properties grouped together based primarily on their geographic locations. In January 2014, the Company named Jay Snowden as its Chief Operating Officer and the Company decided in connection with this announcement to re-align its reporting structure. Starting in January 2014, the Company's reportable segments are: (i) East/Midwest, (ii) West, and (iii) Southern Plains.

        The East/Midwest reportable segment consists of the following properties: Hollywood Casino at Charles Town Races, Hollywood Casino Bangor, Hollywood Casino at Penn National Race Course, Hollywood Casino Lawrenceburg, Hollywood Casino Toledo, which opened on May 29, 2012, Hollywood Casino Columbus, which opened on October 8, 2012, Hollywood Gaming at Dayton Raceway, which opened on August 28, 2014, and Hollywood Gaming at Mahoning Valley Race Course, which opened on September 17, 2014. It also includes the Company's Casino Rama management service contract and the Plainville project in Massachusetts which the Company expects to open in June 2015. It also previously included Hollywood Casino Perryville, which was contributed to GLPI on November 1, 2013.

        The West reportable segment consists of the following properties: Zia Park Casino and the M Resort, as well as the Jamul development project, which the Company anticipates completing in mid-2016.

        The Southern Plains reportable segment consists of the following properties: Hollywood Casino Aurora, Hollywood Casino Joliet, Argosy Casino Alton, Argosy Casino Riverside, Hollywood Casino Tunica, Hollywood Casino Gulf Coast (formerly Hollywood Casino Bay St. Louis), Boomtown Biloxi, and Hollywood Casino St. Louis (formerly Harrah's St. Louis which was acquired from Caesars Entertainment on November 2, 2012), and includes the Company's 50% investment in Kansas Entertainment, LLC ("Kansas Entertainment"), which owns the Hollywood Casino at Kansas Speedway. On July 30, 2014, the Company closed Argosy Casino Sioux City. This segment also previously included Hollywood Casino Baton Rouge, which was contributed to GLPI on November 1, 2013.

        The Other category consists of the Company's standalone racing operations, namely Rosecroft Raceway, Sanford-Orlando Kennel Club, and the Company's joint venture interests in Sam Houston Race Park, Valley Race Park, and Freehold Raceway, as well as the Company's 50% joint venture with the Cordish Companies in New York. It also previously included the Company's Bullwhackers property, which was sold in July 2013. If the Company is successful in obtaining gaming operations at these locations, they would be assigned to one of the Company's reportable segments. The Other category also includes the Company's corporate overhead operations which does not meet the definition of an operating segment under ASC 280.

        The prior year amounts were reclassified to conform to the Company's new reporting structure in accordance with ASC 280. See Note 16 for further information with respect to the Company's segments.

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

Variable Interest Entities

        In accordance with the authoritative guidance of ASC 810, "Consolidation" ("ASC 810"), the Company consolidates a VIE if the Company is the primary beneficiary, defined as the party that has both the power to direct the activities that most significantly impact the VIE's economic performance and the obligation to absorb losses of or the right to receive benefits from the VIE that could potentially be significant to the VIE. A variable interest is a contractual, ownership or other interest that changes with changes in the fair value of the VIE's net assets exclusive of variable interests. To determine whether a variable interest the Company holds could potentially be significant to the VIE, the Company considers both qualitative and quantitative factors regarding the nature, size and form of its involvement with the VIE. The Company assesses whether it is the primary beneficiary of a VIE or the holder of a significant variable interest in a VIE on an on-going basis for each such interest.

Certain Risks and Uncertainties

        The Company faces intense gaming competition in most of the markets where its properties operate. Various states are currently considering or implementing legislation to legalize or expand gaming. Such legislation presents potential opportunities for the Company to establish new properties; however, this also presents potential competitive threats to the Company's existing properties. For example, the Company's two facilities—one in Charles Town, West Virginia and one in Grantville, Pennsylvania—that each generated approximately 10% or more of our net revenues will face or have faced new sources of significant competition in the near term. Namely, Hollywood Casino at Charles Town Races and, to a lesser extent, Hollywood Casino at Penn National Race Course faced increased competition from the opening in June 2012 of a significant casino complex at the Arundel Mills mall in Anne Arundel, Maryland. The Horseshoe Baltimore Casino, which opened at the end of August 2014, has not had a significant negative impact on the operations of these two properties, however may have a negative impact in 2015 as the new facility becomes more established. Additionally, a mid-2016 opening of a casino operated by MGM in Prince George's County, Maryland will also negatively impact the operations at Hollywood Casino at Charles Town Races and, to a lesser extent, Hollywood Casino at Penn National Race Course.

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

5.     New Accounting Pronouncements

        In April 2014, the FASB issued guidance that amends the definition of discontinued operations by limiting discontinued operations reporting to disposals of components of an entity that represent strategic shifts that have (or will have) a major effect on an entity's operations and financial results. Examples of a strategic shift that has (or will have) a major effect on an entity's operations and financial results could include a disposal of a major geographical area, a major line of business, a major equity method investment, or other major parts of an entity. In addition, the amended guidance requires expanded disclosures for discontinued operations, including disclosures about a disposal of an individually significant component of an entity that does not qualify for discontinued operations presentation in the financial statements. The amendments are effective for all disposals (or classifications as held for sale) of components of an entity that occur within annual periods beginning on or after December 15, 2014, and interim periods within those years. Early adoption is permitted, but only for disposals (or classifications as held for sale) that have not been reported in financial statements previously issued or available for issuance. The Company early adopted this revised guidance and will apply the amendments to all disposals of a component of the Company going forward.

        In May 2014, the FASB issued new revenue recognition guidance, which will supersede nearly all existing revenue recognition guidance. The core principle of the guidance is that an entity should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve the core principle, the new guidance implements a five-step process for customer contract revenue recognition. The guidance also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenues and cash flows arising from contracts with customers. This new guidance is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period, and early adoption is prohibited. Entities can transition to the new guidance either retrospectively or as a cumulative-effect adjustment as of the date of adoption. Management is currently assessing the impact the new revenue recognition guidance will have on the consolidated financial statements.

6.     Acquisitions and Other Recent Business Ventures

Jamul Indian Village

        On April 5, 2013, the Company announced that, subject to final National Indian Gaming Commission approval, it and the Jamul Indian Village of California (the "Tribe") had entered into definitive agreements to jointly develop a Hollywood Casino-branded casino on the Tribe's trust land in San Diego County, California. The definitive agreements were entered into to: (i) secure the development, management, and branding services of the Company to assist the Tribe during the pre-development and entitlement phase of the project; (ii) set forth the terms and conditions under which the Company will provide a loan or loans to the Tribe to fund certain development costs; and (iii) create an exclusive arrangement between the parties.

        The Tribe is a federally recognized Indian Tribe holding a government-to-government relationship with the U.S. through the U.S. Department of the Interior's Bureau of Indian Affairs and possessing certain inherent powers of self-government. The Tribe is the beneficial owner of approximately six acres of reservation land located within the exterior boundaries of the State of California held by the U.S. in trust for the Tribe (the "Property"). The Tribe exercises jurisdiction over the Property pursuant to its powers of self-government and consistent with the resolutions and ordinances of the Tribe. The arrangement between the Tribe and the Company provides the Tribe with the expertise, knowledge and capacity of a proven developer and operator of gaming facilities and provides the Company with the exclusive right to administer and oversee planning, designing, development, construction management, and coordination during the development and construction of the project as well as the management of a gaming facility on the Property.

        The proposed $360 million development project will include a three-story gaming and entertainment facility of approximately 200,000 square feet featuring over 1,700 slot machines, 43 live table games, including poker, multiple restaurants, bars and lounges and a partially enclosed parking structure with over 1,800 spaces. In mid-January 2014, the Company announced the commencement of construction activities at the site and it is anticipated that the facility will open in mid-2016. The Company currently provides financing to the Tribe in connection with the project and, upon opening, will manage and provide branding for the casino. The Company has a conditional loan commitment to the Tribe (that can be terminated under certain circumstances) for up to $400 million and anticipates it will fund approximately $360 million related to this development.

        The Company is accounting for the development agreement and related loan commitment letter with the Tribe as a loan (note receivable) with accrued interest in accordance with ASC 310, "Receivables." The loan represents advances made by the Company to the Tribe for the development and construction of a gaming facility for the Tribe on reservation land. As such, the Tribe will own the casino and its related assets and liabilities. San Diego Gaming Ventures, LLC (a wholly-owned subsidiary of the Company) is a separate legal entity established to account for the loan and, upon completion of the project and subsequent commencement of gaming operations on the Property, will be the Penn entity which receives management and licensing fees from the Tribe. The Company has a note receivable with the Tribe for $62.0 million and $7.0 million, which includes accrued interest of $3.3 million and $0.5 million, at December 31, 2014 and 2013, respectively. The note receivable is included in other assets within the consolidated balance sheets. Collectability of the note receivable will be derived from the revenues of the casino operations once the project is completed. Based on the Company's current progress with this project, the Company believes collectability of the note is highly certain. However, in the event that the Company's internal projections related to the profitability of this project and/or the timing of the opening are inaccurate, the Company may be required to record a reserve related to the collectability of this note receivable.

        The Company considered whether the arrangement with the Tribe represents a variable interest that should be accounted for pursuant to the VIE subsections of ASC 810. The Company noted that the scope and scope exceptions of ASC 810-10-15-12(e) states that a reporting entity shall not consolidate a government organization or financing entity established by a government organization (other than certain financing entities established to circumvent the provisions of the VIE subsections of ASC 810). Based on the status of the Tribe as a government organization, the Company believes its arrangement with the Tribe is not within the scope defined by ASC 810.

Plainridge Racecourse Acquisition

        In September 2013, the Company entered into an option and purchase agreement to purchase Plainridge Racecourse in Massachusetts with the sellers having no involvement in the business or operations from that date forward. The Company subsequently began to operate Plainridge Racecourse effective January 1, 2014 pursuant to a temporary operations agreement. On February 28, 2014, the Massachusetts Gaming Commission awarded the Company a Category Two slots-only gaming license, and in early March 2014, the Company exercised its option to purchase Plainridge Racecourse. This acquisition reflects the continuing efforts of the Company to expand its gaming operations through the development of new gaming properties. The fixed portion of the purchase price was paid on April 11, 2014. The option and purchase agreement also contained contingent purchase price consideration that is calculated based on the actual earnings of the gaming operations over the first ten years of operations. The first payment will be made 60 days after the completion of the first four full fiscal quarters of operation, and every year for nine years after the first payment. The fair value of this liability was determined to be $19.2 million at December 31, 2014, based on an income approach from the Company's internal earning projections and was discounted at a rate consistent with the risk a third party market participant would require holding the identical instrument as an asset. This liability is included in long-term debt on the consolidated balance sheet. At each reporting period, the Company assesses the fair value of this obligation and changes in its value are recorded in earnings. The amount included in interest expense related to the change in fair value of this obligation was $0.7 million for the year ended December 31, 2014. The preliminary purchase price allocation resulted in an increase in land and buildings of $57.9 million and $3.0 million of goodwill.

        Plainridge Park Casino is anticipated to be a $225 million (inclusive of licensing fees) fully integrated racing and gaming facility featuring live harness racing and simulcasting with 1,250 gaming devices, various dining and entertainment options, structured and surface parking, and a two story clubhouse with approximately 55,000 square feet. On March 14, 2014, the Company broke ground on the facility, and on March 28, 2014, paid the $25 million gaming license fee associated with the facility which was recorded in other intangible assets on the consolidated balance sheet. The Company expects Plainridge Park Casino to open in June 2015.

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

        The St. Louis facility is located adjacent to the Missouri River in Maryland Heights, Missouri, directly off I-70 and approximately 22 miles northwest of downtown St. Louis. The facility is situated on 248 acres along the Missouri River and features 645,270 of property square footage with 2,112 slot machines, 57 table games, 21 poker tables, a 502 guestroom hotel, nine dining and entertainment venues, and structured and surface parking for approximately 4,600 spaces.

7.     Investment In and Advances to Unconsolidated Affiliates

        As of December 31, 2014, investment in and advances to unconsolidated affiliates primarily included the Company's 50% investment in Kansas Entertainment, which is a joint venture with International Speedway Corporation ("International Speedway"), its 50% interest in Freehold Raceway and its 50% joint venture with MAXXAM, Inc. ("MAXXAM") that owns and operates racetracks in Texas. These investments are more fully described below.

Kansas Entertainment

        Kansas Entertainment opened its Hollywood-themed facility on February 3, 2012. The facility features 244,791 of property square footage with 2,000 slot machines, 40 table games and 12 poker tables, a 1,253 space parking structure, as well as a variety of dining and entertainment facilities. The Company and International Speedway shared equally in the cost of developing and constructing the facility and the Company's share totaled $140.1 million, inclusive of licensing fees. As of December 31, 2014 and 2013, the Company's investment balance was $115.5 million and $127.8 million, respectively. During the year ended December 31, 2012, the Company funded $39.1 million for capital expenditures and other operating expenses. During the years ended December 31, 2014, 2013 and 2012, the Company received distributions from Kansas Entertainment totaling $23.0 million, $21.5 million and $13.0 million, respectively, which the Company deemed to be returns on its investment.

        Per the Development Agreement with the Unified Government of Wyandotte County/Kansas City, Kansas ("Unified Government"), Kansas Entertainment is subject to a 1.0 percent of gross gaming revenue penalty if it had not commenced construction on an adjacent hotel by the second anniversary of its opening, which was February 2014. In June 2014, the Unified Government approved an extension of the construction commencement date to give the Unified Government time to complete a feasibility analysis for a new convention center that could be integrated with the hotel. If the Unified Government had formally resolved to develop a convention center to be integrated with the proposed hotel, then Kansas Entertainment and the Unified Government would have mutually agreed on a new groundbreaking date. However, the Unified Government decided not to proceed with the integrated development, leaving Kansas Entertainment 100 days after the Unified Government's notification of its decision. Consequently, Kansas Entertainment has until April 10, 2015, subject to any additional time taking into account that groundbreaking cannot realistically occur during winter conditions, to commence construction prior to the enforcement of the aforementioned penalty.

        The final decision to move forward with the proposed hotel will be market-based and subject to approval by Kansas Entertainment's Board of Directors. Should Kansas Entertainment ultimately not build the hotel it will be subject to the penalty from the second anniversary of its opening forward. Accordingly, beginning February 2014, Kansas Entertainment began recording expense equal to 1.0 percent of gross gaming revenue since it did not proceed with construction of a hotel by the original deadline. Included in income from unconsolidated affiliates within the consolidated statement of operations for the year ended December 31, 2014 was approximately $0.6 million in expense related to this penalty.

        The Company determined that Kansas Entertainment qualified as a VIE at December 31, 2014 and 2013. The Company did not consolidate its investment in Kansas Entertainment at, and for the years ended December 31, 2014 and 2013, as the Company determined that it did not qualify as the primary beneficiary of Kansas Entertainment at, and for the years ended December 31, 2014 and 2013, primarily as it did not have the ability to direct the activities of Kansas Entertainment that most significantly impacted Kansas Entertainment's economic performance without the input of International Speedway. In addition, the Company determined that International Speedway had substantive participating rights in Kansas Entertainment at, and for the years ended December 31, 2014 and 2013.

Texas Joint Venture

        On April 8, 2011, following final approval by the Texas Racing Commission, the Company completed its investment in a joint venture with MAXXAM that owns and operates the Sam Houston Race Park in Houston, Texas and the Valley Race Park in Harlingen, Texas, and holds a license for a planned racetrack in Laredo, Texas. Under the terms of the joint venture, the Company secured a 50% interest in the joint venture, which has sole ownership of the above facilities including interests in 168 acres at Sam Houston Race Park, 71 acres at Valley Race Park, and an option to purchase 135 acres for the planned racetrack in Laredo, Texas.

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

        The Company determined that the Texas joint venture did not qualify as a VIE at December 31, 2014 and 2013. Using the guidance for entities that are not VIEs, the Company determined that it did not have a controlling financial interest in the joint venture at, and for the years ended December 31, 2014 and 2013, primarily as it did not have the ability to direct the activities of the joint venture that most significantly impacted the joint venture's economic performance without the input of MAXXAM. Therefore, the Company did not consolidate its investment in the joint venture at, and for the years ended December 31, 2014 and 2013.

New Jersey Joint Venture

        Through its joint venture with Greenwood Limited Jersey, Inc. ("Greenwood"), the Company owns 50% of Freehold Raceway, located in Freehold, New Jersey. The property features a half-mile standardbred race track and a 117,715 square foot grandstand.

        The Company determined that the New Jersey joint venture did not qualify as a VIE at December 31, 2014 and 2013. Using the guidance for entities that are not VIEs, the Company determined that it did not have a controlling financial interest in the joint venture at, and for the years ended December 31, 2014 and 2013, primarily as it did not have the ability to direct the activities of the joint venture that most significantly impacted the joint venture's economic performance without the input of Greenwood. Therefore, the Company did not consolidate its investment in the joint venture at, and for the years ended December 31, 2014 and 2013.

8.     Property and Equipment

        Property and equipment, net, consists of the following:

December 31,	2014	2013
	(in thousands)
Land and improvements	$42,350	$14,714
Building and improvements	173,043	156,443
Furniture, fixtures, and equipment	1,213,143	1,190,252
Leasehold improvements	246,047	24,301
Construction in progress	69,367	25,389

Total property and equipment	1,743,950	1,411,099
Less accumulated depreciation	(974,805)	(913,642)

Property and equipment, net	$769,145	$497,457

        During the year ended December 31, 2014, total property and equipment, net increased by $271.7 million primarily due to the acquisition of Plainridge Racecourse (see Note 6), construction costs for the development of Plainridge Park Casino, the addition of a new hotel at Zia Park Casino and the addition of two new racinos in Ohio, as well as normal capitalized maintenance expenditures, all of which were partially offset by depreciation expense for the year ended December 31, 2014. The increase also resulted from the relocation fees for the two racinos in Ohio which both opened in the third quarter of 2014. In June 2013, the Company finalized the terms of its memorandum of understanding with the State of Ohio, which included an agreement by the Company to pay a relocation fee in return for being able to relocate its existing racetracks in Toledo and Grove City to Dayton and Austintown, respectively. Upon opening, the relocation fee for each new racino was recorded at the present value of the contractual obligation, which was calculated to be $75 million based on the 5% discount rate included in the agreement (see Note 11 for further details on the obligation). Based on relevant authoritative accounting guidance, the Company determined that the relocation fee met the definition of a real estate preacquisition cost and as such was capitalized.

        Depreciation expense, for property and equipment as well as capital leases, totaled $167.6 million, $282.2 million, and $244.5 million in 2014, 2013 and 2012, respectively. Interest capitalized in connection with major construction projects was $0.9 million, $1.4 million, and $8.4 million in 2014, 2013 and 2012, respectively. Depreciation expense decreased by $114.6 million for the year ended December 31, 2014, as compared to the corresponding period in the prior year, primarily due to the contribution of real estate assets to GLPI, as well as Hollywood Casino Perryville and Hollywood Casino Baton Rouge, on November 1, 2013 (see Note 2) partially offset by the openings of the two new racinos in Ohio in the third quarter of 2014.

        During the second quarter of 2014, the Company recorded a pre-tax impairment charge of $4.6 million to write-down certain idle assets to their estimated salvage value.

        During the fourth quarter of 2013, in conjunction with the relocation of the Company's two racetracks in Ohio, the Company recorded a pre-tax impairment charge of $2.2 million for the parcels of land that the racetracks resided on, as the land was reclassified as held for sale.

9.     Goodwill and Other Intangible Assets

        Remaining goodwill consists mainly of goodwill from the acquisitions of Boomtown Biloxi in August 2000, Hollywood Casino Corporation in March 2003, Argosy Gaming Company in October 2005, and Zia Park Casino in April 2007. A reconciliation of goodwill and accumulated goodwill impairment losses is as follows (in thousands):

Balance at January 1, 2013:
Goodwill	$2,214,546
Accumulated goodwill impairment losses	(833,857)

Goodwill, net	$1,380,689

Goodwill impairment losses	(807,464)
Contribution of Hollywood Casino Baton Rouge to GLPI	(75,521)
Other	(5,306)

Balance at December 31, 2013:
Goodwill	$2,133,719
Accumulated goodwill impairment losses	(1,641,321)

Goodwill, net	$492,398

Goodwill acquired	3,052
Goodwill impairment losses	(212,193)
Other	(5,675)

Balance at December 31, 2014:
Goodwill	$2,131,096
Accumulated goodwill impairment losses	(1,853,514)

Goodwill, net	$277,582

        Indefinite-life intangible assets consist mainly of gaming licenses. The table below presents the gross carrying value, accumulated amortization, and net book value of each major class of other intangible assets at December 31, 2014 and 2013:

	December 31, 2014			December 31, 2013
	(in thousands)
	Gross Carrying Value	Accumulated Amortization	Net Book Value	Gross Carrying Value	Accumulated Amortization	Net Book Value
Indefinite-life intangible assets	$370,100	$—	$370,100	$349,224	$—	$349,224
Argosy Casino Sioux City gaming license	20,949	20,949	—	20,949	12,569	8,380
Other intangible assets	56,126	55,664	462	55,665	53,621	2,044

Total	$447,175	$76,613	$370,562	$425,838	$66,190	$359,648

        Indefinite-life intangible assets increased by $10.9 million for the year ended December 31, 2014 primarily due to the $100 million of gaming license fees for Hollywood Gaming at Dayton Raceway and Hollywood Gaming at Mahoning Valley Race Course, as well as the $25 million gaming license fee associated with Plainridge Park Casino (see Note 6) partially offset by impairment charges discussed below and amortization for the year ended December 31, 2014. Half of the gaming license fee for both Ohio racinos has been paid ($10 million for each facility in the second quarter of 2014 and $15 million upon opening for each facility) with the remaining $50 million ($25 million for each facility) due one year from commencement of operations. The remaining gaming license fees to be paid are included in accrued expenses within the consolidated balance sheet at December 31, 2014.

        For the year ended December 31, 2014, the Company recorded pre-tax goodwill and other intangible assets impairment charges of $212.2 million and $104.3 million, respectively, as it determined that a portion of the value of its goodwill and other intangible assets was impaired due to the Company's outlook of continued challenging regional gaming conditions at certain properties which persisted in 2014 in its Southern Plains segment, as well as for the write-off of a trademark intangible asset in the West segment.

        For the year ended December 31, 2013, primarily as a result of the Spin-Off, the Company recorded pre-tax goodwill and other intangible assets impairment charges of $738.8 million and $319.6 million, respectively, as it determined that a portion of the value of its goodwill and other intangible assets was impaired. The contribution of real estate to GLPI was accounted for as a contribution of assets rather than a business. Therefore, the historical goodwill and other intangible assets of the Company (with the exception of Hollywood Casino Baton Rouge and Hollywood Casino Perryville since the Company contributed them to GLPI) were not contributed to GLPI as part of the Spin-Off. Subsequent to the Spin-Off, the Company is responsible monthly for a single significant rental payment to GLPI under the Master Lease. For impairment valuation and accounting purposes, the Company allocates the rental obligation to its reporting units that are a party to the Master Lease.

        Additionally, as a result of a new gaming license being awarded for the development of a new casino in Sioux City, Iowa to another applicant in April 2013 (see Note 12 for further details), the Company recorded a pre-tax goodwill and other intangible asset impairment charge of $68.7 million and $3.1 million, respectively, for Argosy Casino Sioux City during the year ended December 31, 2013, as the Company determined that the fair value of its Sioux City reporting unit was less than its carrying amount based on the Company's analysis of the estimated future expected cash flows the Company anticipated receiving from the operations of the Sioux City facility. Furthermore, the remaining gaming license for Argosy Casino Sioux City of $20.9 million at time of the impairment was accounted for as a definite lived intangible asset and was amortized on a straight line basis through June 2014, the opening date of the new facility.

        In addition, in conjunction with the Spin-Off, the Company contributed Hollywood Casino Baton Rouge and Hollywood Casino Perryville, which had goodwill of $75.5 million and a gaming license of $9.6 million, respectively, to GLPI on November 1, 2013.

        The Company's intangible asset amortization expense was $11.4 million, $16.1 million, and $0.8 million for the years ended December 31, 2014, 2013 and 2012, respectively.

        The following table presents expected intangible asset amortization expense based on existing intangible assets at December 31, 2014 (in thousands):

2015	$—
2016	33
2017	66
2018	66
2019	66
Thereafter	231

Total	$462

        The Company's remaining goodwill and other intangible assets by reporting unit at December 31, 2014 is shown below (in thousands):

Reporting Unit	Goodwill	Other Intangible Assets
Zia Park Casino	$144,171	$—
Hollywood Casino St. Louis	—	77,072
Hollywood Casino at Penn National Race Course	1,497	67,607
Hollywood Gaming at Dayton Raceway	15,339	50,000
Hollywood Casino Joliet	6,886	44,464
Hollywood Casino Lawrenceburg	—	50,000
Hollywood Gaming at Mahoning Valley Race Course	—	50,000
Hollywood Casino Aurora	37,687	—
Argosy Casino Riverside	32,122	4,964
Plainridge Park Casino	3,052	25,297
Boomtown Biloxi	22,365	—
Hollywood Casino Tunica	9,305	—
Others	5,158	1,158

Total	$277,582	$370,562

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

11.   Long-term Debt

        Long-term debt, net of current maturities, is as follows:

December 31,	2014	2013
	(in thousands)
Senior secured credit facility	$807,500	$750,000
$300 million 5.875% senior unsecured notes due November 1, 2021	300,000	300,000
Other long-term obligations	154,189	—
Capital leases	199	2,015

	1,261,888	1,052,015
Less current maturities of long-term debt	(30,853)	(27,598)
Less discount on senior secured credit facility Term Loan B	(1,056)	(1,223)

	$1,229,979	$1,023,194

        The following is a schedule of future minimum repayments of long-term debt as of December 31, 2014 (in thousands), excluding other long-term obligations attributable to the contingent purchase price consideration related to the purchase of Plainridge Racecourse (see Note 6):

2015	$30,853
2016	52,875
2017	66,002
2018	464,173
2019	17,351
Thereafter	611,445

Total minimum payments	$1,242,699

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

        The Company's senior secured credit facility had a gross outstanding balance of $807.5 million at December 31, 2014, consisting of a $475.0 million Term Loan A facility, a $247.5 million Term Loan B facility, and $85.0 million outstanding on the revolving credit facility. This compares with a $750 million gross outstanding balance at December 31, 2013 which consisted of a $500 million Term Loan A facility and a $250 million Term Loan B facility. No balances were outstanding on the revolving credit facility at December 31, 2013. Additionally, at December 31, 2014 and 2013, the Company was contingently obligated under letters of credit issued pursuant to the senior secured credit facility with face amounts aggregating $23.0 million and $22.1 million, respectively, resulting in $392.0 million and $477.9 million of available borrowing capacity as of December 31, 2014 and 2013, respectively, under the revolving credit facility.

        The payment and performance of obligations under the senior secured credit facility are guaranteed by a lien on and security interest in substantially all of the assets (other than excluded property such as gaming licenses) of the Company and its subsidiaries.

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

Other Long-Term Obligations

        Other long term obligations at December 31, 2014 of $154.2 million include $19.2 million for the contingent purchase price consideration related to the purchase of Plainridge Racecourse (See Note 6) and $135.0 million related to the relocation fees for Hollywood Gaming at Dayton Raceway and Hollywood Gaming at Mahoning Valley Race Course (see Note 8). At the time of acquisition, the fair value of the contingent purchase price consideration was determined to be $18.5 million based on an income approach from the Company's internal earning projections and was discounted at a rate consistent with the risk a third party market participant would require holding the identical instrument as an asset. At each reporting period, the Company assesses the fair value of this obligation and changes in its value are recorded in earnings. The amount included in interest expense related to the accretion of this obligation was $0.7 million for the year ended December 31, 2014. The relocation fee for each facility is payable as follows: $7.5 million upon the opening of the facility and eighteen semi-annual payments of $4.8 million beginning one year from the commencement of operations. This obligation was measured at its present value and is accreted to interest expense at an effective yield of 5.0%. The amount included in interest expense related to this obligation was $2.1 million for the year ended December 31, 2014.

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

        At December 31, 2014, the Company was in compliance with all required financial covenants.

12.   Commitments and Contingencies

Litigation

        The Company is subject to various legal and administrative proceedings relating to personal injuries, employment matters, commercial transactions and other matters arising in the ordinary course of business. The Company does not believe that the final outcome of these matters will have a material adverse effect on the Company's consolidated financial position or results of operations. In addition, the Company maintains what it believes is adequate insurance coverage to further mitigate the risks of such proceedings. However, such proceedings can be costly, time consuming and unpredictable and, therefore, no assurance can be given that the final outcome of such proceedings may not materially impact the Company's consolidated financial condition or results of operations. Further, no assurance can be given that the amount or scope of existing insurance coverage will be sufficient to cover losses arising from such matters.

        The following proceedings could result in costs, settlements, damages, or rulings that materially impact the Company's consolidated financial condition or operating results. The Company believes that it has meritorious defenses, claims and/or counter-claims with respect to these proceedings, and intends to vigorously defend itself or pursue its claims.

        Gaming licenses in Iowa are typically issued jointly to a gaming operator and a local charitable organization known as a QSO. The agreement between the Company's gaming operator subsidiary in Iowa, Belle of Sioux City, L.P. ("Belle"), and its QSO, Missouri River Historical Development, Inc. ("MRHD"), expired in early July 2012. On July 12, 2012, when presented with an extension of the Company's QSO/operating agreement for the Sioux City facility through March 2015, the Iowa Racing and Gaming Commission ("IRGC") refused to approve the extension. On April 18, 2013, the IRGC awarded the license to another gaming operator. In August 2013, the IRGC formally denied the Company's application for a renewal of its state license. The Belle filed numerous petitions challenging the IRGC's actions which have all been denied by the Iowa District Court in Polk County, Iowa. The Belle has filed a consolidated appeal which is pending before the Iowa Supreme Court. On July 30, 2014, Argosy Casino Sioux City ceased its operations.

        On October 21, 2011, the Ohio Roundtable filed a complaint in the Court of Common Pleas in Franklin County, Ohio against a number of defendants, including the Governor, the Ohio Lottery Commission and the Ohio Casino Control Commission. The complaint alleges a variety of substantive and procedural defects relative to the approval and implementation of video lottery terminals as well as several counts dealing with the taxation of standalone casinos. As intervenors, we, along with the other two casinos in Ohio, filed motions for judgment on the pleadings to supplement the position of the Racing Commission. In May 2012, the complaint was dismissed, and in March 2013, the Ohio appeals court upheld the dismissal. On April 30, 2013, plaintiffs requested the Ohio Supreme Court to hear an appeal of the decision, and the Ohio Supreme Court elected to accept the appeal. The appeal is currently pending.

Operating Lease Commitments

        As of November 1, 2013, the Company entered into the Master Lease with GLPI in connection with the Spin-Off. The rent structure under the Master Lease includes a fixed component, a portion of which is subject to an annual escalator of up to 2% if certain rent coverage ratio thresholds are met, and a component that is based on the performance of the facilities, which is prospectively adjusted, subject to a floor of zero (i) every five years by an amount equal to 4% of the average change to net revenues of all facilities under the Master Lease (other than Hollywood Casino Columbus and Hollywood Casino Toledo) during the preceding five years, and (ii) monthly by an amount equal to 20% of the change in net revenues of Hollywood Casino Columbus and Hollywood Casino Toledo during the preceding month. In addition, with the openings of Hollywood Gaming at Dayton Raceway and Hollywood Gaming at Mahoning Valley Race Course in the third quarter of 2014, these properties began paying rent subject to the terms of the Master Lease, which had the impact of increasing the Company's annual rental expense related to the Master Lease by approximately $19 million, which approximates ten percent of the real estate construction costs paid for by GLPI related to these facilities.

        The Master Lease is commonly known as a triple-net lease. Accordingly, in addition to rent, the Company is required to pay the following, among other things: (1) all facility maintenance; (2) all insurance required in connection with the leased properties and the business conducted on the leased properties; (3) taxes levied on or with respect to the leased properties (other than taxes on the income of the lessor); and (4) all utilities and other services necessary or appropriate for the leased properties and the business conducted on the leased properties. Total rental expense under the Master Lease was $421.4 million and $69.5 million for the years ended December 31, 2014 and 2013, respectively.

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

        In April 2014, an amendment to the Master Lease was entered into in order to revise certain provisions relating to the Company's Sioux City property. In accordance with the amendment, upon the ceasing of gaming operations at Argosy Casino Sioux City on July 30, 2014 due to the termination of its gaming license, the annual rent payable to GLPI was reduced by $6.2 million. Additionally, the Company finalized its calculation of rent coverage in accordance with the appropriate provisions of the Master Lease to determine if an annual base rent escalator is due. The calculation of the escalator resulted in an increase to the Company's annual rent expense of $3.2 million starting November 1, 2014.

        The Company does not have the ability to terminate its obligations under the Master Lease prior to its expiration without GLPI's consent. If the Master Lease is terminated prior to its expiration other than with GLPI's consent, the Company may be liable for damages and incur charges such as continued payment of rent through the end of the lease term and maintenance costs for the leased property.

        Additionally, the Company is liable under numerous operating leases for various assets, including but not limited to an airplane, automobiles, and other equipment. Total rental expense under these other lease agreements was $34.0 million, $37.1 million, and $38.0 million for the years ended December 31, 2014, 2013 and 2012, respectively.

        The future minimum lease commitments relating to the base lease rent portion of noncancelable operating leases, separated by the Master Lease and other lease commitments, at December 31, 2014 are as follows (in thousands):

Year ending December 31,	Master Lease	Other	Total
2015	$392,701	$4,565	$397,266
2016	392,701	3,535	396,236
2017	392,701	2,583	395,284
2018	384,451	2,282	386,733
2019	343,200	1,529	344,729
Thereafter	3,031,599	15,831	3,047,430

Total	$4,937,353	$30,325	$4,967,678

Capital Expenditure Commitments

        The Company's current construction program for 2015 calls for capital expenditures of approximately $121.9 million, of which the Company was contractually committed to spend approximately $18.3 million at December 31, 2014.

Purchase obligations

        The Company has obligations to purchase various goods and services totaling $44.4 million at December 31, 2014, of which $33.6 million will be incurred in 2015.

Employee Benefit Plans

        The Company maintains a qualified retirement plan under the provisions of Section 401(k) of the Internal Revenue Code of 1986, as amended, which covers all eligible employees. The plan enables participating employees to defer a portion of their salary in a retirement fund to be administered by the Company. The Company makes a discretionary match contribution, where applicable, of 50% of employees' elective salary deferrals, up to a maximum of 6% of eligible employee compensation. The matching contributions for the qualified retirement plan for the years ended December 31, 2014, 2013 and 2012 were $4.7 million, $4.6 million, and $3.7 million, respectively.

        The Company also has a defined contribution plan, the Charles Town Races Future Service Retirement Plan, covering substantially all of its union employees at Hollywood Casino at Charles Town Races. Hollywood Casino at Charles Town Races makes annual contributions to this plan for the eligible union employees and to the Penn National Gaming, Inc. 401(k) Plan for the eligible non-union employees for an amount equal to the amount accrued for retirement expense, which is calculated as 0.25% of the daily mutual handle, 1.0% of net video lottery revenue up to a base and, after the base is met, it reverts to 0.5% and 0.84% of table and poker revenue, respectively. The contributions for the two plans at Hollywood Casino at Charles Town Races for the years ended December 31, 2014, 2013 and 2012 were $3.0 million, $3.6 million, and $3.9 million, respectively.

        The Company maintains a non-qualified deferred compensation plan that covers most management and other highly-compensated employees. This plan was effective March 1, 2001. The plan allows the participants to defer, on a pre-tax basis, a portion of their base annual salary and/or their annual bonus, and earn tax-deferred earnings on these deferrals. The plan also provides for matching Company contributions that vest over a five-year period. The Company has established a Trust, and transfers to the Trust, on a periodic basis, an amount necessary to provide for its respective future liabilities with respect to participant deferral and Company contribution amounts. The Company's matching contributions for the non-qualified deferred compensation plan for the years ended December 31, 2014, 2013 and 2012 were $1.9 million, $2.3 million, and $2.7 million, respectively. The Company's deferred compensation liability, which was included in other current liabilities within the consolidated balance sheets, was $61.4 million and $53.7 million at December 31, 2014 and 2013, respectively.

Labor Agreements

        The Company is required to have agreements with the horsemen at the majority of its racetracks to conduct its live racing and/or simulcasting activities. In addition, in order to operate gaming machines and table games in West Virginia, the Company must maintain agreements with each of the Charles Town horsemen, pari-mutuel clerks and breeders.

        At Hollywood Casino at Charles Town Races, the Company has an agreement with the Charles Town Horsemen's Benevolent and Protective Association that expired on December 31, 2013 and has been extended on a month-to-month basis while negotiations are in progress. Hollywood Casino at Charles Town Races also has an agreement with the breeders that expires on June 30, 2015. Additionally, the pari-mutuel clerks at Charles Town are represented under a collective bargaining agreement with the West Virginia Union of Mutuel Clerks, which expired on December 31, 2010 and has been extended on a month-to-month basis while negotiations are in process.

        The Company's agreement with the Pennsylvania Horsemen's Benevolent and Protective Association at Hollywood Casino at Penn National Race Course expires on January 31, 2016. The Company had a collective bargaining agreement with Local 137 of the Sports Arena Employees at Penn National Race Course with respect to on-track pari-mutuel clerks and admissions personnel which expired on December 31, 2011. In August 2012, Local 137 of the Sports Arena Employees announced that they entered into a "voluntary supervision" agreement with their international union, Laborers'

International Union of North America ("LIUNA") Local 108. In February 2014, a new agreement with LIUNA Local 108 for on-track and OTWs bargaining units was ratified for three years.

        The Company's agreement with the Maine Harness Horsemen Association at Bangor Raceway continues through the conclusion of the 2015 racing season.

        In March of 2014, Hollywood Gaming at Mahoning Valley Race Course entered into an agreement with the Ohio Horsemen's Benevolent and Protective Association. The term is for a period of ten years from the September 2014 commencement of video lottery terminal operations at that facility.

        The Company's agreement with the Ohio Harness Horsemen's Association for racing at Hollywood Gaming at Dayton Raceway expired on December 31, 2014 but is still in effect pending the ongoing negotiations of a successor agreement.

        Rosecroft Raceway entered into agreements with the Cloverleaf Standardbred Owners Association ("CSOA") and Maryland Standardbred Breeder's Association ("MSBA") as of July 5, 2011. CSOA's agreement has been extended through December 31, 2020 with certain termination provisions. The MSBA agreement has been extended through December 31, 2020. Additionally, Rosecroft Raceway has entered into agreements with the United Food and Commercial Workers Union ("UFCW") Local 27 and the Seafarers Entertainment and Allied Trade Union ("SEATU") for certain bargaining positions at the racetrack. The UFCW Local 27 agreement was ratified on December 13, 2014 and expires on November 30, 2019. The SEATU agreement expires on November 30, 2020.

        Across certain of the Company's properties, SEATU represents approximately 1,280 of the Company's employees under agreements that expire at various times between November 2015 and May 2022. At Hollywood Casino Lawrenceburg and Argosy Casino Riverside, the SEATU agreements expired in June 2014 and October 2013, respectively, and both have been extended on a monthly basis while negotiations are in process. At Hollywood Casino Joliet, the Hotel Employees and Restaurant Employees Union Local 1 represents approximately 191 employees under a collective bargaining agreement which expires on March 31, 2015. At Hollywood Casino Columbus and Hollywood Casino Toledo, a council comprised of the United Auto Workers and the United Steel Workers represents approximately 1,321 employees under a collective bargaining agreement which ends on November 15, 2019. In addition, at some of the Company's properties, the Security Police and Fire Professionals of America, the International Brotherhood of Electronic Workers Locals 176 and 649, the LIUNA Public Serviced Employees Local 1290PE, and the United Industrial, Service, Transportation, Professional and Government Workers of North America represent certain of the Company's employees under collective bargaining agreements that expire at various times between June 2015 and September 2025. None of these additional unions represent more than 85 of the Company's employees.

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

13.   Income Taxes

        The following table summarizes the tax effects of temporary differences between the financial statement carrying value of assets and liabilities and their respective tax basis, which are recorded at the prevailing enacted tax rate that will be in effect when these differences are settled or realized. These temporary differences result in taxable or deductible amounts in future years. The Company has concluded with a more-likely-than-not level of assurance that the results of future operations will generate sufficient taxable income to realize in totality the deferred tax assets, net of valuation allowances. The Company's conclusion was based on consideration of taxable income before taxes generated in 2012 through 2014, as well as, future reversals of existing deductible temporary differences and projections of future income before taxes.

        The components of the Company's deferred tax assets and liabilities are as follows:

Year ended December 31,	2014	2013
	(in thousands)
Deferred tax assets:
Stock-based compensation expense	$44,607	$51,045
Accrued expenses	57,785	57,387
Intangibles	142,591	43,204
Deferred tax assets resulting from unrecognized tax benefits	11,365	10,817
Net operating losses	11,941	4,690
Accumulated other comprehensive loss	592	1,863

Gross deferred tax assets	268,881	169,006
Less valuation allowance	(6,851)	(3,664)

Net deferred tax assets	262,030	165,342

Deferred tax liabilities:
Property, plant and equipment	(123,108)	(102,379)
Investments in unconsolidated affiliates	(4,276)	(5,782)

Net deferred tax liabilities	(127,384)	(108,161)

Net:	$134,646	$57,181

Reflected on consolidated balance sheets:
Current deferred tax assets, net	$55,579	$71,093
Noncurrent deferred tax assets (liabilities), net	79,067	(13,912)

Net deferred taxes	$134,646	$57,181

        The realizability of the net deferred tax assets is evaluated quarterly by assessing the need for a valuation allowance and by adjusting the amount of the allowance, if necessary. The Company gives appropriate consideration to all available positive and negative evidence including projected future taxable income and available tax planning strategies that could be implemented to realize the net deferred tax assets. The evaluation of both positive and negative evidence is a requirement pursuant to ASC 740 in determining the net deferred tax assets will be realized. In the event the Company determines that the deferred income tax assets would be realized in the future in excess of their net recorded amount, an adjustment to the valuation allowance would be recorded, which would reduce the provision for income taxes.

        For income tax reporting, the Company has gross state net operating loss carry-forwards aggregating approximately $184.6 million available to reduce future state income taxes, primarily for the Commonwealth of Pennsylvania and the States of Missouri, New Mexico and Ohio as of December 31, 2014. The tax benefit associated with these net operating loss carry-forwards is approximately $9.6 million. Due to statutorily limited operating loss carry-forwards and income and loss projections in the applicable jurisdictions, a $4.5 million valuation allowance has been recorded to reflect the net operating losses which are not presently expected to be realized. If not used, substantially all the carry-forwards will expire at various dates from December 31, 2015 to December 31, 2034.

        Additionally, the Company has a valuation allowance in the amount of $2.4 million for federal capital losses that will expire if not used via the realization of capital gains by December 31, 2033. Overall the Company's valuation allowance at December 31, 2014 increased from December 31, 2013 by a net amount of $3.2 million primarily due to the duration of statutorily limited operating loss carry-forward periods.

        In addition, certain subsidiaries have accumulated gross state net operating loss carry-forwards aggregating approximately $916.6 million for which no benefit has been recorded as they are attributable to uncertain tax positions. The unrecognized tax benefits as of December 31, 2014 attributable to these net operating losses was approximately $55.7 million. Due to the uncertain tax position, these net operating losses are not included as components of deferred tax assets as of December 31, 2014. In the event of any benefit from realization of these net operating losses, $11.5 million would be treated as an increase to equity, and the remainder would be treated as a reduction of tax expense. If not used, substantially all the carry-forwards will expire at various dates from December 31, 2015 to December 31, 2034.

        As discussed in Note 9, in the fourth quarter of 2014, the Company incurred pre-tax goodwill and other intangible asset impairment charges of $316.5 million and incurred significant impairment charges in the fourth quarter of 2013 due to the Spin-Off. This caused the Company to be in a cumulative three year pre-tax loss position. The Company considered this cumulative loss for book purposes and concluded that its deferred tax assets, net of valuation allowance were more-likely-than-not to be realizable due to the fact that these non-tax deductible impairment charges are not anticipated to impact future earning levels to a point that would call into question the realizability of the Company's deferred tax assets.

        The provision for income taxes charged to operations for the years ended December 31, 2014, 2013 and 2012 was as follows:

Year ended December 31,	2014	2013	2012
	(in thousands)
Current tax expense (benefit)
Federal	$17,413	$96,537	$96,490
State	8,764	2,200	14,448
Foreign	7,515	4,708	(3,366)

Total current	33,692	103,445	107,572

Deferred tax (benefit) expense
Federal	(56,125)	(207,337)	44,874
State	(16,153)	(17,646)	109

Total deferred	(72,278)	(224,983)	44,983

Total income tax (benefit) provision	$(38,586)	$(121,538)	$152,555

        The following table reconciles the statutory federal income tax rate to the actual effective income tax rate for 2014, 2013 and 2012:

Year ended December 31,	2014	2013	2012
Percent of pretax (loss) income
Federal taxes	35.0%	35.0%	35.0%
State and local income taxes	0.8%	1.1%	1.4%
Permanent differences	(20.9)%	(22.7)%	5.3%
Foreign	(1.6)%	(0.1)%	0.2%
Other miscellaneous items	0.9%	0.0%	(0.1)%

	14.2%	13.3%	41.8%

Year ended December 31,	2014	2013	2012
	(in thousands)
Amount based upon pretax (loss) income
Federal taxes	$(95,123)	$(320,557)	$127,584
State and local income taxes	(2,288)	(9,677)	5,044
Permanent differences	56,886	207,928	19,223
Foreign	4,356	1,200	886
Other miscellaneous items	(2,417)	(432)	(182)

	$(38,586)	$(121,538)	$152,555

        A reconciliation of the beginning and ending amount for the liability for unrecognized tax benefits is as follows:

Noncurrent tax liabilities
(in thousands)
Balance at December 31, 2012	$20,393
Additions based on current year positions	5,875
Additions based on prior year positions	1,056
Decreases due to settlements and/or reduction in reserves	(5,536)
Currency translation adjustments	(1,822)

Balance at December 31, 2013	19,966
Additions based on current year positions	6,016
Additions based on prior year positions	5,202
Payments made on account	(12,131)
Decreases due to settlements and/or reduction in reserves	(8,385)
Currency translation adjustments	(2,480)

Balance at December 31, 2014	$8,188

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

        During the year ended December 31, 2014, the Company recorded $6.0 million of tax reserves and accrued interest related to current year uncertain tax positions. In regards to prior year tax positions, the Company recorded $5.2 million of tax reserves and accrued interest and reversed $8.0 million and

$0.4 million of previously recorded tax reserves and accrued interest, respectively, for uncertain tax positions that have settled and/or closed. Overall, the Company recorded a net tax expense of $2.3 million in connection with its uncertain tax positions for the year ended December 31, 2014.

        Included in the liability for unrecognized tax benefits at December 31, 2014 and 2013 were $11.5 million and $21.3 million, respectively, of tax positions that, if reversed, would affect the effective tax rate.

        Included in the liability for unrecognized tax benefits at December 31, 2014 and 2013 were $2.5 million and $1.8 million of currency translation gains for foreign currency tax positions, respectively.

        During the years ended December 31, 2014 and 2013, the Company recognized approximately $1.2 million and $0.7 million, respectively, of interest and penalties, net of deferred taxes. In addition, due to settlements and/or reductions in previously recorded liabilities, the Company had reductions in previously accrued interest and penalties of $0.3 million, net of deferred taxes. These accruals are included in noncurrent tax liabilities and prepaid expenses within the consolidated balance sheets at December 31, 2014 and 2013, respectively.

        The Company is currently in various stages of the examination process in connection with its open audits. Generally, it is difficult to determine when these examinations will be closed, but the Company reasonably expects that its ASC 740 liabilities will not significantly change over the next twelve months.

        As of December 31, 2014, the Company is subject to U.S. federal income tax examinations for the tax years 2011, 2012, and 2013. In addition, the Company is subject to state and local income tax examinations for various tax years in the taxing jurisdictions in which the Company operates.

        At December 31, 2014 and 2013, prepaid expenses within the consolidated balance sheets included prepaid income taxes of $32.3 million and $39.4 million, respectively.

14.   Shareholders' Equity

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

        The following table below discloses the changes in each class of the Company's preferred stock for the year ended December 31, 2013. No changes in the Company's preferred stock occurred in the years ended December 31, 2014 and 2012.

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

        On August 20, 2008, the Company's Board of Directors adopted and approved the 2008 Plan. On November 12, 2008, the Company's shareholders approved the 2008 Plan. The 2008 Plan permits the Company to issue stock options (incentive and/or non-qualified), stock appreciation rights, restricted stock, phantom stock units and other equity and cash awards to employees. Non- employee directors are eligible to receive all such awards, other than incentive stock options. On June 9, 2011, the Company's shareholders approved an amendment to the 2008 Plan to increase the aggregate number of shares of common stock that may be issued by 2,350,000 to 9,250,000. Awards of stock options and stock appreciation rights will be counted against the 9,250,000 limit as one share of common stock for each share granted. However, each share awarded in the form of restricted stock, or any other full value stock award, will be counted as issuing 2.44 shares of common stock for purposes of determining the number of shares available for issuance under the plan. Any awards that are not settled in shares of common stock shall not count against this limit. At December 31, 2014, there were 7,262,415 options available for future grants under the 2008 Plan.

        In connection with the Spin-Off of GLPI, the Company's employee stock options and cash-settled stock appreciation rights ("SARs") were converted into two awards, an award in Penn with an adjusted exercise price and an award in GLPI. The number of options and SARs and the exercise price of each converted award were adjusted to preserve the same intrinsic value of the awards that existed immediately prior to the Spin-Off. As such, no incremental compensation expense was recorded as a result of this conversion. In addition, holders of outstanding restricted stock awards and cash-settled phantom stock unit awards ("PSUs") received an additional share of restricted stock or PSUs in GLPI common stock at the Spin-Off so that the intrinsic value of these awards were equivalent to those that existed immediately prior to the Spin-Off. The unrecognized compensation costs associated with GLPI restricted stock awards, GLPI PSUs, GLPI stock options and GLPI SARs held by Penn employees will continue to be recognized on the Company's financial statements over the awards remaining vesting periods.

        The unrecognized compensation costs associated with GLPI restricted stock awards, GLPI PSUs, GLPI stock options and GLPI SARs held by former Penn employees (including but not limited to the Company's former Chief Executive Officer, Chief Financial Officer, and Senior Vice President of Corporate Development) who are now employed by GLPI effective November 1, 2013, will be recorded on GLPI's financial statements.

        Stock options that expire between April 18, 2015 and February 24, 2021, have been granted to officers, directors, employees, and predecessor employees to purchase common stock at prices ranging from $4.39 to $14.41 per share. All options were granted at the fair market value of the common stock on the date the options were granted and have contractual lives ranging from 5 to 10 years. The Company issues new authorized common shares to satisfy stock option exercises as well as restricted stock lapses.

        The following table contains information on stock options issued under the plans for the year ended December 31, 2014:

	Number of Option Shares	Weighted-Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2013	7,316,713	$7.51
Granted	916,522	11.61
Exercised	(1,468,863)	7.18
Canceled	(130,750)	11.97

Outstanding at December 31, 2014	6,633,622	$8.12	3.06	$36,612

        The weighted-average grant-date fair value of options granted during the years ended December 31, 2014 and 2012 were $4.95 and $17.19, respectively. No option grants were awarded in 2013 as the Company chose to grant restricted stock awards instead.

        The aggregate intrinsic value of stock options exercised during the years ended December 31, 2014, 2013, and 2012 was $8.2 million, $46.0 million, and $23.2 million, respectively.

        At December 31, 2014, there were 4,875,757 shares that were exercisable, with a weighted-average exercise price of $7.37, a weighted-average remaining contractual term of 2.36 years, and an aggregate intrinsic value of $30.6 million.

        The following table summarizes information about stock options outstanding at December 31, 2014:

	Exercise Price Range			Total
	$4.39 to $6.59	$6.64 to $10.05	$10.08 to $14.41	$4.39 to $14.41
Outstanding options
Number outstanding	1,580,299	4,082,301	971,022	6,633,622
Weighted-average remaining contractual life (years)	1.58	2.93	5.97	3.06
Weighted-average exercise price	$5.76	$8.20	$11.63	$8.12
Exercisable options
Number outstanding	1,580,299	3,248,458	47,000	4,875,757
Weighted-average exercise price	$5.76	$8.08	$12.17	$7.37

        The following table contains information on restricted stock awards issued under the plans for the year ended December 31, 2014:

Number of Award Shares
Outstanding at December 31, 2013	291,811
Awarded	—
Released	(126,292)
Canceled	(33,022)

Outstanding at December 31, 2014	132,497

        Stock-based compensation expenses for the years ended December 31, 2014, 2013 and 2012 totaled $10.7 million, $22.8 million and $28.6 million, respectively, and are included within the consolidated statements of operations under general and administrative expense. The decrease for the year ended

December 31, 2014, as compared to the corresponding period in the prior year, is primarily due to the fact that certain members of Penn's executive management team transferred their employment to GLPI following the Spin-Off as well as lower aggregate executive compensation following the Spin-Off.

        At December 31, 2014 and 2013, the total compensation cost related to nonvested awards not yet recognized equaled $10.9 million and $20.0 million, respectively, including $7.3 million and $13.2 million for stock options, respectively, and $3.6 million and $6.8 million for restricted stock, respectively. This cost is expected to be recognized over the remaining vesting periods, which will not exceed five years.

        The Company's PSUs, which vest over a period of three to five years, entitle employees and directors to receive cash based on the fair value of the Company's common stock on the vesting date. The PSUs are accounted for as liability awards and are re-measured at fair value each reporting period until they become vested with compensation expense being recognized over the requisite service period in accordance with ASC 718-30, "Compensation—Stock Compensation, Awards Classified as Liabilities." The Company has a liability, which is included in accrued salaries and wages within the consolidated balance sheets, associated with its PSUs of $8.2 million and $6.8 million at December 31, 2014 and 2013, respectively.

        For PSUs held by Penn employees, there was $25.4 million of total unrecognized compensation cost at December 31, 2014 that will be recognized over the grants remaining weighted average vesting period of 2.42 years. For the years ended December 31, 2014, 2013 and 2012, the Company recognized $8.3 million, $11.9 million, and $5.9 million of compensation expense associated with these awards, respectively. Amounts paid by the Company for the years ended December 31, 2014, 2013, and 2012 on these cash-settled awards totaled $6.9 million, $6.6 million, and $2.6 million, respectively.

        For the Company's SARs, the fair value of the SARs is calculated during each reporting period and estimated using the Black-Scholes option pricing model based on the various inputs discussed in Note 4. The Company's SARs, which vest over a period of four years, are accounted for as liability awards since they will be settled in cash. The Company has a liability, which is included in accrued salaries and wages within the consolidated balance sheets, associated with its SARs of $6.3 million and $11.4 million at December 31, 2014 and 2013, respectively.

        For SARs held by Penn employees, there was $5.7 million of total unrecognized compensation cost at December 31, 2014 that will be recognized over the awards remaining weighted average vesting period of 2.82 years. For the year ended December 31, 2014, the Company recognized a $2.9 million compensation benefit associated with these awards. For the years ended December 31, 2013 and 2012, the Company recognized $7.5 million and $4.4 million, respectively, of compensation expense associated with these awards. The reason for these declines was due to a drop in the stock prices of GLPI and Penn common stock during 2014. Amounts paid by the Company for the years ended December 31, 2014, 2013 and 2012 on these cash-settled awards totaled $2.2 million, $1.7 million and $0.2 million, respectively.

16.   Segment Information

        The following tables present certain information with respect to the Company's segments. Intersegment revenues between the Company's segments were not material in any of the periods presented below.

	East/Midwest	West	Southern Plains	Other	Total
	(in thousands)
Year ended December 31, 2014
Net revenues	$1,467,380	$241,410	$857,447	$24,290	$2,590,527
Income (loss) from operations	58,042	24,791	(235,332)	(87,923)	(240,422)
Depreciation and amortization	105,552	7,725	58,597	7,107	178,981
Impairment losses	4,560	1,420	315,109	—	321,089
Income (loss) from unconsolidated affiliates	—	—	10,720	(2,771)	7,949
Capital expenditures	144,320	28,251	49,607	5,967	228,145
Year ended December 31, 2013
Net revenues	$1,652,585	$240,083	$994,097	$31,989	$2,918,754
(Loss) income from operations	(102,192)	42,420	(514,063)	(198,137)	(771,972)
Depreciation and amortization	148,697	11,883	113,838	23,908	298,326
Impairment losses	429,567	—	664,420	38,430	1,132,417
Income (loss) from unconsolidated affiliates	—	—	10,735	(1,078)	9,657
Capital expenditures	106,742	9,802	78,244	5,125	199,913
Year ended December 31, 2012
Net revenues	$1,698,562	$252,182	$915,587	$33,134	$2,899,465
Income (loss) from operations	384,028	47,050	199,164	(187,653)	442,589
Depreciation and amortization	135,470	12,850	82,465	14,563	245,348
Income (loss) from unconsolidated affiliates	—	—	5,210	(1,406)	3,804
Capital expenditures	407,046	11,294	49,067	5,578	472,985
Balance sheet at December 31, 2014
Total assets	990,031	289,026	592,405	364,968	2,236,430
Investment in and advances to unconsolidated affiliates	94	—	115,469	63,988	179,551
Goodwill and other intangible assets, net	264,147	145,054	234,865	4,078	648,144
Balance sheet at December 31, 2013
Total assets	590,606	212,098	945,472	435,815	2,183,991
Investment in and advances to unconsolidated affiliates	79	—	127,749	65,503	193,331
Goodwill and other intangible assets, net	120,458	146,012	566,016	19,560	852,046

17.   Summarized Quarterly Data (Unaudited)

        The following table summarizes the quarterly results of operations for the years ended December 31, 2014 and 2013:

	Fiscal Quarter
	First	Second	Third	Fourth
	(in thousands, except per share data)
2014
Net revenues	$641,080	$652,146	$645,940	$651,361
Income (loss) from operations	18,051	23,382	22,831	(304,686)
Net income (loss)	4,537	4,176	8,499	(250,407)
Earnings (loss) per common share:
Basic earnings (loss) per common share	$0.05	$0.05	$0.10	$(3.18)
Diluted earnings (loss) per common share	$0.05	$0.05	$0.10	$(3.18)
2013
Net revenues	$798,246	$761,371	$714,435	$644,702
Income (loss) from operations	133,315	46,881	93,280	(1,045,448)
Net income (loss)	65,271	(12,180)	41,317	(888,747)
Earnings (loss) per common share:
Basic earnings (loss) per common share	$0.68	$(0.16)	$0.43	$(11.40)
Diluted earnings (loss) per common share	$0.63	$(0.16)	$0.40	$(11.40)

        During the fourth quarter of 2014, the Company recorded pre-tax goodwill and other intangible assets impairment charges of $316.5 million ($253.5 million, net of taxes), as it determined that a portion of the value of its goodwill and other intangible assets was impaired due to the Company's outlook of continued challenging regional gaming conditions which persisted in 2014 at certain properties in its Southern Plains segment, as well as for the write-off of a trademark intangible asset in the West segment. During the second quarter of 2014, the Company recorded a pre-tax impairment charge of $4.6 million ($2.8 million, net of taxes) to write-down certain idle assets to their estimated salvage value.

        During the first, second, third and fourth quarters of 2014, the Company paid rental expense related to the Master Lease, which became effective November 1, 2013, of $104.3 million, $104.6 million, $104.6 million and $107.8 million, respectively.

        During the fourth quarter of 2013, primarily as a result of the Spin-Off, the Company recorded pre-tax impairment charges of $1,058.4 million ($842.9 million, net of taxes), as it determined that a portion of the value of its goodwill and other intangible assets was impaired. In addition, in conjunction with the relocation of the Company's two racetracks in Ohio, the Company recorded a pre-tax impairment charge of $2.2 million ($1.4 million, net of taxes) during the fourth quarter of 2013 for the parcels of land that the racetracks resided on, as the land was reclassified as held for sale. Additionally, during the second quarter of 2013, as a result of a new gaming license being awarded for the development of a new casino in Sioux City, Iowa to another applicant in April 2013, the Company recorded a pre-tax impairment charge of $71.8 million ($70.5 million, net of taxes) for Argosy Casino Sioux City, as the Company determined that the fair value of its Sioux City reporting unit was less than its carrying amount based on the Company's analysis of the estimated future expected cash flows the Company anticipated receiving from the operations of the Sioux City facility.

        Results for the fourth quarter of 2013 only include results for one month for Hollywood Casino Baton Rouge and Hollywood Casino Perryville as they were contributed to GLPI on November 1, 2013. The Company paid rental expense related to the Master Lease of $69.5 million during this time period.

        During the first, second, third and fourth quarters of 2013, the Company incurred transaction costs of $2.3 million, $3.5 million, $8.9 million and $14.1 million, respectively, associated with the Spin-Off.

        During the fourth quarter of 2013, the Company recorded a loss on the early extinguishment of debt of $61.7 million in connection with the repayments of its previous indebtedness.

18.   Related Party Transactions

        The Company currently leases executive office and warehouse space for buildings in Wyomissing, Pennsylvania from affiliates of its Chairman of the Board of Directors. Rent expense for the years ended December 31, 2014, 2013 and 2012 amounted to $1.1 million, $1.1 million, and $1.0 million, respectively. The leases for the office space all expire in May 2019, and the lease for the warehouse space is on a month-to-month basis. The future minimum lease commitments relating to these leases at December 31, 2014 are $5.2 million.

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

  Long-term debt

        The fair value of the Company's Term Loan A and B components of its senior secured credit facility and senior unsecured notes is estimated based on quoted prices in active markets and as such is a Level 1 measurement. The fair value of the remainder of the Company's senior secured credit facility approximates its carrying value as it is revolving, variable rate debt and as such is a Level 2 measurement (No balances were outstanding on the revolving credit facility at December 31, 2013). The fair value of the Company's contingent purchase price consideration related to its Plainridge Racecourse acquisition, which is classified in other long-term obligations, is estimated based on a discounted cash flow model (See Note 11) and as such is a Level 3 measurement. At each reporting period, the Company assesses the fair value of this obligation and changes in its value are recorded in earnings. The amount included in interest expense related to the change in fair value of this obligation was $0.7 million for the year ended December 31, 2014. The fair value of the Company's remaining other long-term obligations related to the relocation fees for Hollywood Gaming at Dayton Raceway and Hollywood Gaming at Mahoning Valley Race Course approximates its carrying value as the discount rate of 5.0% approximates the market rate of similar debt instruments and as such is a Level 2 measurement.

        The carrying amounts and estimated fair values by input level of the Company's financial instruments during the years ended December 31, 2014 and 2013 are as follows (in thousands):

	December 31, 2014
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$208,673	$208,673	$208,673	$—	$—
Financial liabilities:
Long-term debt
Senior secured credit facility	806,444	799,556	714,556	85,000	—
Senior unsecured notes	300,000	276,000	276,000	—	—
Other long-term obligations	154,189	154,189	—	135,000	19,189

	December 31, 2013
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$292,995	$292,995	$292,995	$—	$—
Financial liabilities:
Long-term debt
Senior secured credit facility	748,777	748,150	748,150	—	—
Senior unsecured notes	300,000	297,000	297,000	—	—

        The following tables set forth the assets measured at fair value on a non-recurring basis during the years ended December 31, 2014 and 2013 (in thousands):

	Balance Sheet Location	Level 1	Level 2	Level 3	Balance at December 31, 2014 Total	Total Reduction in Fair Value Recorded during the year ended December 31, 2014
Assets:
Goodwill	Goodwill	$—	$—	$32,122	$32,122	$(212,193)
Intangible assets	Other intangible assets	—	—	121,536	121,536	(104,336)
Long-lived assets	Other assets	—	—	300	300	(4,560)

						$(321,089)

	Balance Sheet Location	Level 1	Level 2	Level 3	Balance at December 31, 2013 Total	Total Reduction in Fair Value Recorded during the year ended December 31, 2013
Assets:
Goodwill	Goodwill	$—	$—	$136,975	$136,975	$(807,464)
Intangible assets	Other intangible assets	—	—	234,819	234,819	(322,753)
Long-lived assets	Other assets	—	6,452	—	6,452	(2,200)

						$(1,132,417)

Goodwill and intangible assets

        The valuation technique used to measure the fair value of goodwill and intangible assets was the income approach. See Note 4 for a description of the inputs and the information used to develop the inputs in calculating the fair value measurements of goodwill and indefinite-life intangible assets.

        For the year ended December 31, 2014, the Company recorded pre-tax goodwill and other intangible assets impairment charges of $212.2 million and $104.3 million, respectively, as it determined that a portion of the value of its goodwill and other intangible assets was impaired due to the Company's outlook of continued challenging regional gaming conditions at certain properties which persisted in 2014 in its Southern Plains segment, as well as for the write-off of a trademark intangible asset in the West segment.

        For the year ended December 31, 2013, primarily as a result the Spin-Off, the Company recorded pre-tax goodwill and other intangible assets impairment charges of $738.8 million and $319.6 million, respectively, as it determined that a portion of the value of its goodwill and other intangible assets was impaired. Additionally, as a result of a new gaming license being awarded for the development of a new casino in Sioux City, Iowa to another applicant in April 2013 (see Note 12 for further details), the Company recorded a pre-tax goodwill and other intangible asset impairment charge of $68.7 million and $3.1 million, respectively, for Argosy Casino Sioux City during the year ended December 31, 2013, as the Company determined that the fair value of its Sioux City reporting unit was less than its carrying amount based on the Company's analysis of the estimated future expected cash flows the Company anticipated receiving from the operations of the Sioux City facility.

Long-lived assets

        The valuation technique used to measure the fair value of long-lived assets was the market approach. See Note 4 for a description of the inputs and the information used to develop the inputs in calculating the fair value measurements of long-lived assets.

        During the second quarter of 2014, the Company recorded a pre-tax impairment charge of $4.6 million to write-down certain idle assets to their estimated salvage value of $0.3 million.

        For the year ended December 31, 2013, in conjunction with the relocation of the Company's two racetracks in Ohio, the Company recorded a pre-tax impairment charge of $2.2 million for the parcels of land that the racetracks resided on, as the land was reclassified as held for sale. The fair value of the land was based on the expected proceeds to be received by the Company upon completion of the sale.

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

        The Company received $8.7 million in insurance proceeds related to the tornado at Hollywood Casino St. Louis, with $5.7 million received in 2014 and $3.0 million received in 2013. As the insurance recovery amount exceeded the net book value of assets believed to be damaged or destroyed and other costs incurred as a result of the tornado at Hollywood Casino St. Louis in 2013, the Company recorded a pre-tax gain of $5.7 million during the year ended December 31, 2014. During the third quarter of 2014, the insurance claim for the tornado at Hollywood Casino St. Louis was settled and no further proceeds will be received.

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

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9A.    CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

        The Company's management, under the supervision and with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the Company's disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of December 31, 2014, which is the end of the period covered by this Annual Report on Form 10-K. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well-designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures were effective as of December 31, 2014 to ensure that information required to be disclosed by the Company in reports we file or submit under the Exchange Act is (i) recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the United States Securities and Exchange Commission's rules and forms and (ii) accumulated and communicated to the Company's management, including the Company's principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Control Over Financial Reporting

        There have been no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the fiscal quarter ended December 31, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management's Report on Internal Control Over Financial Reporting

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rules 13a- 15(f) and 15d-15(f)). Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        Our management assessed the effectiveness of our internal control over financial reporting, and concluded that it was effective as of December 31, 2014. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control—Integrated Framework (2013 framework).

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Penn National Gaming, Inc. and Subsidiaries

        We have audited Penn National Gaming, Inc. and Subsidiaries' internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Penn National Gaming, Inc. and Subsidiaries' management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

        In our opinion, Penn National Gaming, Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Penn National Gaming, Inc. and Subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive (loss) income, changes in shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2014 and our report dated February 27, 2015 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP Philadelphia, Pennsylvania February 27, 2015

ITEM 9B.    OTHER INFORMATION

        None

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        The remaining information required by this item concerning directors is hereby incorporated by reference to the Company's definitive proxy statement for its 2015 Annual Meeting of Shareholders (the "2015 Proxy Statement"), to be filed with the U.S. Securities and Exchange Commission within 120 days after December 31, 2014, pursuant to Regulation 14A under the Securities Act. Information required by this item concerning executive officers is included in Part I of this Annual Report on Form 10-K.

ITEM 11.    EXECUTIVE COMPENSATION

        The information required by this item is hereby incorporated by reference to the 2015 Proxy Statement.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

        The information required by this item is hereby incorporated by reference to the 2015 Proxy Statement.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

        The information required by this item is hereby incorporated by reference to the 2015 Proxy Statement.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

        The information required by this item is hereby incorporated by reference to the 2015 Proxy Statement.

 PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) 1 and 2.	Financial Statements and Financial Statement Schedules. The following is a list of the Consolidated Financial Statements of the Company and its subsidiaries and supplementary data filed as part of Item 8 hereof:
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2014 and 2013
Consolidated Statements of Operations for the years ended December 31, 2014, 2013 and 2012
Consolidated Statements of Comprehensive (Loss) Income for the years ended December 31, 2014, 2013 and 2012
Consolidated Statements of Changes in Shareholders' Equity for the years ended December 31, 2014, 2013 and 2012
Consolidated Statements of Cash Flows for the years ended December 31, 2014, 2013 and 2012
All other schedules are omitted because they are not applicable, or not required, or because the required information is included in the Consolidated Financial Statements or notes thereto.
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

Dated: February 27, 2015

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ TIMOTHY J. WILMOTT Timothy J. Wilmott	Chief Executive Officer, President and Director (Principal Executive Officer)	February 27, 2015
/s/ SAUL V. REIBSTEIN Saul V. Reibstein	Senior Vice President Finance and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 27, 2015
/s/ PETER M. CARLINO Peter M. Carlino	Chairman of the Board	February 27, 2015
/s/ DAVID A. HANDLER David A. Handler	Director	February 27, 2015
/s/ JOHN M. JACQUEMIN John M. Jacquemin	Director	February 27, 2015
/s/ HAROLD CRAMER Harold Cramer	Director	February 27, 2015
/s/ RONALD J. NAPLES Ronald J. Naples	Director	February 27, 2015
/s/ BARBARA Z. SHATTUCK KOHN Barbara Z. Shattuck Kohn	Director	February 27, 2015

EXHIBIT INDEX

Exhibit	Description of Exhibit
3.1(a)	Amended and Restated Articles of Incorporation of Penn National Gaming, Inc., filed with the Pennsylvania Department of State on October 15, 1996. (Incorporated by reference to Exhibit 3.1 to the Company's registration statement on Form S-3, File No. 333-63780, dated June 25, 2001).
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
3.1(f)
Statement with Respect to Shares of Series C Convertible Preferred Stock of Penn National Gaming, Inc. dated as of January 17, 2013. (Incorporated by reference to Exhibit 4.1 to the Company's current report on Form 8- K, filed on January 18, 2013).
3.2
Third Amended and Restated Bylaws of Penn National Gaming, Inc., as amended on December 10, 2014 (Incorporated by reference to Exhibit 3.1 to the Company's current report on Form 8-K, filed on December 11, 2014).
4.1	Specimen copy of Common Stock Certificate. (Incorporated by reference to Exhibit 3.6 to the Company's quarterly report on Form 10-Q for the quarter ended June 30, 2003).
4.2	Specimen copy of Series B Redeemable Preferred Stock Certificate. (Incorporated by reference to Exhibit 4.8 to the Company's annual report on Form 10-K for the fiscal year ended December 31, 2008).
4.3
Indenture, dated as of August 14, 2009, between Penn National Gaming, Inc. and Wells Fargo Bank, National Association, as trustee, relating to the 8 3/4% Senior Subordinated Notes due 2019 (Incorporated by reference to Exhibit 4.1 to the Company's current report on Form 8-K, filed on August 14, 2009).
4.3(a)
Form of Penn National Gaming, Inc. 8 3/4% Senior Subordinated Notes due 2019 (Incorporated by reference to Exhibit A to Exhibit 4.1 to the Company's current report on Form 8-K, filed on November 4, 2013).
4.3(b)
Supplemental Indenture, dated as of October 29, 2013, between Penn National Gaming, Inc. and Wells Fargo Bank, National Association as Trustee. (Incorporated by reference to Exhibit 4.3 to the Company's current report on Form 8-K, filed on November 4, 2013).
4.4
Indenture, dated as of October 30, 2013 between Penn National Gaming, Inc. and Wells Fargo Bank, N.A., as Trustee, relating to the 5.875% Senior Notes due 2021. (Incorporated by reference to Exhibit 4.1 to the Company's current report on Form 8-K, filed on November 4, 2013).

Exhibit	Description of Exhibit
4.5	Form of Note for 5.875% Senior Notes due 2021. (Incorporated by reference to Exhibit 4.2 to the Company's current report on Form 8-K, filed on November 4, 2013).
4.6
Investor Rights Agreement, dated as of July 3, 2008, by and among Penn National Gaming, Inc., FIF V PFD LLC, Centerbridge Capital Partners, L.P., DB Investment Partners, Inc. and Wachovia Investment Holdings, LLC. (Incorporated by reference to Exhibit 4.2 to the Company's current report on Form 8-K, filed on July 9, 2008).
4.6(a)
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
10.3#	Penn National Gaming, Inc. 2008 Long Term Incentive Compensation Plan, as amended. (Incorporated by reference to Exhibit 10.1 to the Company's current report on Form 8-K, filed on June 13, 2014).
10.4#
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
10.6#
Form of Phantom Stock Unit Award for Penn National Gaming, Inc. 2008 Long Term Incentive Compensation Plan. (Incorporated by reference to Exhibit 10.32 to the Company's annual report on Form 10-K for the fiscal year ended December 31, 2009).
10.7#
Form of Stock Appreciation Rights for the Penn National Gaming, Inc. 2008 Long Term Incentive Compensation Plan. (Incorporated by reference to Exhibit 10.1 to the Company's quarterly report on Form 10-Q for the quarter ended March 31, 2014).
10.8#
Executive Agreement dated June 13, 2014 by and between Penn National Gaming, Inc. and Timothy J. Wilmott (Incorporated by reference to Exhibit 10.1 to the Company's current report on Form 8-K, filed on June 19, 2014).
10.9#
Executive Agreement dated June 13, 2014 by and between Penn National Gaming, Inc. and Jay A. Snowden. (Incorporated by reference to Exhibit 10.1 to the Company's current report on Form 8-K, filed on June 19, 2014).
10.10#
Employment Agreement dated November 25, 2013 between Penn National Gaming, Inc. and Saul V. Reibstein. (Incorporated by reference to Exhibit 10.1 to the Company's current report on Form 8-K, filed on November 25, 2013).
10.11#*	Employment Agreement dated December 17, 2013 by and between Penn National Gaming, Inc. and William J. Fair.

Exhibit	Description of Exhibit
10.12#*	Executive Agreement dated June 13, 2014, by and between Penn National Gaming, Inc. and Carl Sottosanti.
10.13#*	Executive Agreement dated June 17, 2014 between Penn National Gaming, Inc. and John V. Finamore.
10.14
Exchange Agreement, dated as of January 16, 2013, by and between Penn National Gaming, Inc. and FIF V PFD LLC. (Incorporated by reference to Exhibit 10.1 to the Company's current report on Form 8-K, filed on January 18, 2013).
10.15
Exchange Agreement dated October 30, 2013, by and among Peter M. Carlino, the Commonwealth Trust Company, Trustee of the PMC Delaware Dynasty Trust, Penn National Gaming, Inc and Gaming and Leisure Properties, Inc. dated September 25, 2013. (Incorporated by reference to Exhibit 10.1 to the Company's current report on Form 8-K, filed on November 5, 2013).
10.16
Separation and Distribution Agreement by and between Penn National Gaming, Inc. and Gaming and Leisure Properties, Inc. dated November 1, 2013. (Incorporated by reference to Exhibit 2.1 to the Company's current report on Form 8-K, filed on November 7, 2013).
10.17
Tax Matters Agreement between Penn National Gaming, Inc. and Gaming and Leisure Properties, Inc. dated as of November 1, 2013. (Incorporated by reference to Exhibit 10.2 to the Company's current report on Form 8-K, filed on November 7, 2013).
10.18
Transition Services Agreement dated November 1, 2013 between Penn National Gaming, Inc. and Gaming and Leisure Properties, Inc. (Incorporated by reference to Exhibit 10.3 to the Company's current report on Form 8-K, filed on November 7, 2013).
10.19
Employee Matters Agreement dated November 1, 2013 between Penn National Gaming, Inc. and Gaming and Leisure Properties, Inc. (Incorporated by reference to Exhibit 10.4 to the Company's current report on Form 8-K, filed on November 7, 2013).
10.20	Master Lease between GLP Capital L.P. and Penn Tenant LLC dated November 1, 2013. (Incorporated by reference to Exhibit 10.1 to the Company's current report on Form 8-K, filed on November 7, 2013).
10.20(a)	First Amendment to the Master Lease. (Incorporated by reference to Exhibit 10.2 to the Company's quarterly report on Form 10-Q for the quarter ended March 31, 2014).
10.20(b)	Second Amendment to the Master Lease. (Incorporated by reference to Exhibit 10.4 to the Company's quarterly report on Form 10-Q for the quarter ended June 30, 2014).
10.21
Lease dated January 25, 2002 between Wyomissing Professional Center II, LP and Penn National Gaming, Inc. for portion of the Wyomissing Corporate Office. (Incorporated by reference to Exhibit 10.12 to the Company's annual report on Form 10-K for the fiscal year ended December 31, 2004).
10.21(a)
Commencement Agreement, dated May 21, 2002, in connection with Lease dated January 25, 2002 between Wyomissing Professional Center II, LP and Penn National Gaming, Inc. for portion of the Wyomissing Corporate Office. (Incorporated by reference to Exhibit 10.12(a) to the Company's annual report on Form 10-K for the fiscal year ended December 31, 2004).
10.21(b)
First Lease Amendment, dated December 4, 2002, to Lease dated January 25, 2002 between Wyomissing Professional Center II, LP and Penn National Gaming, Inc. for portion of the Wyomissing Corporate Office. (Incorporated by reference to Exhibit 10.12(b) to the Company's annual report on Form 10-K for the fiscal year ended December 31, 2004).

Exhibit	Description of Exhibit
10.22	Lease dated August 22, 2003 between The Corporate Campus at Spring Ridge 1250, L.P. and Penn National Gaming, Inc. for portion of the Wyomissing Corporate Office. (Incorporated by reference to Exhibit 10.13 to the Company's annual report on Form 10-K for the fiscal year ended December 31, 2004).
10.23
Amended and Restated Lease dated April 5, 2005 between Wyomissing Professional Center III, Limited Partnership and Penn National Gaming, Inc. for portion of the Wyomissing Corporate Office. (Incorporated by reference to Exhibit 10.1 to the Company's current report on Form 8-K, filed on April 8, 2005).
10.24
Lease dated April 5, 2005 between Wyomissing Professional Center, Inc. and Penn National Gaming, Inc. for portion of the Wyomissing Corporate Office. (Incorporated by reference to Exhibit 10.2 to the Company's current report on Form 8-K, filed on April 8, 2005).
10.25
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
10.26
Registration Rights Agreement, dated as of October 30, 2013 by and between Penn National Gaming Inc., JP Morgan Securities LLC and the other initial purchasers named therein (Incorporated by reference to Exhibit 10.1 on Form 8-K, filed on November 4, 2013).
10.27
Registration Rights Agreement, dated as of August 14, 2009, among Penn National Gaming, Inc. and Deutsche Bank Securities Inc., Wells Fargo Securities, LLC, Banc of America Securities LLC and RBS Securities Inc., each for itself and on behalf of each of the other initial purchasers. (Incorporated by reference to Exhibit 10.1 to the Company's current report on Form 8-K, filed on August 14, 2009).
10.28
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
10.29(a)
Second Amendment to Riverboat Gaming Development Agreement between City of Lawrenceburg, Indiana, and the Indiana Gaming Company, L.P. dated August 20, 1996. (Incorporated by reference to Exhibit 10.23 (a) to the Company's annual report on Form 10-K for the fiscal year ended December 31, 2005).
10.29(b)
Third Amendment to Riverboat Gaming Development Agreement between City of Lawrenceburg, Indiana, and the Indiana Gaming Company, L.P. dated June 24, 2004. (Incorporated by reference to Exhibit 10.2 of Argosy Gaming Company's quarterly report on Form 10-Q for the quarter ended September 30, 2004).

Exhibit	Description of Exhibit
10.30	Lottery Gaming Facility Management Contract dated August 25, 2009 between the Kansas Lottery and Kansas Entertainment, LLC. (Incorporated by reference to Exhibit 99.1 to the Company's current report on Form 8-K, filed on February 19, 2010).
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
10.32
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
101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets at December 31, 2014 and 2013, (ii) the Consolidated Statements of Operations for the years ended December 31, 2014, 2013 and 2012, (iii) the Consolidated Statements of Comprehensive (Loss) Income for the years ended December 31, 2014, 2013 and 2012, (iv) the Consolidated Statements of Changes in Shareholders' Equity for the years ended December 31, 2014, 2013 and 2012, (v) the Consolidated Statements of Cash Flows for the years ended December 31, 2014, 2013 and 2012 and (vi) the notes to the Consolidated Financial Statements, tagged as blocks of text.

#
Compensation plans and arrangements for executives and others.

*
Filed herewith.