Form 10-Q
period 2015-03-31
PENN NATIONAL GAMING INC
filed 2015-05-06
CIK 921738

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title	Outstanding as of April 30, 2015
Common Stock, par value $.01 per share	79,812,962 (includes 134,629 shares of restricted stock)

This document contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  These statements can be identified by the use of forward-looking terminology such as “believes,” “estimates,” “expects,” “intends,” “may,” “will,” “should” or “anticipates” or the negative or other variation of these or similar words, or by discussions of future events, strategies, or risks and uncertainties.  Actual results may vary materially from expectations.  Although Penn National Gaming, Inc. (“Penn”) and its subsidiaries (together with Penn, collectively, the “Company”) believe that our expectations are based on reasonable assumptions within the bounds of our knowledge of our business, there can be no assurance that actual results will not differ materially from our expectations.  Meaningful factors that could cause actual results to differ from expectations include, but are not limited to, risks related to the following: our ability to obtain timely regulatory approvals required to own, develop and/or operate our facilities, or other delays or impediments to completing our planned acquisitions or projects; our ability to secure federal, state and local permits and approvals necessary for our construction projects; construction factors, including delays, unexpected remediation costs, local opposition, organized labor, and increased cost of labor and materials; our ability to maintain agreements with our horsemen, pari-mutuel clerks and other organized labor groups; the passage of state, federal or local legislation (including referenda) that would expand, restrict, further tax, prevent or negatively impact operations in or adjacent to the jurisdictions in which we do or seek to do business (such as a smoking ban at any of our facilities); the effects of local and national economic, credit, capital market, housing, and energy conditions on the economy in general and on the gaming and lodging industries in particular; the activities of our competitors and the rapid emergence of new competitors (traditional, internet and sweepstakes based and taverns); increases in the effective rate of taxation at any of our properties or at the corporate level; our ability to identify attractive acquisition and development opportunities and to agree to terms with, and maintain good relationships with partners/municipalities for such transactions; the costs and risks involved in the pursuit of such opportunities and our ability to complete the acquisition or development of, and achieve the expected returns from, such opportunities; our expectations for the continued availability and cost of capital; the outcome of pending legal proceedings, including the ongoing appeal by the Ohio Roundtable addressing the legality of video lottery terminals in Ohio and litigation surrounding our withdrawal from a gaming project in Western Pennsylvania; changes in accounting standards; the impact of weather; with respect to the proposed Jamul project near San Diego, California, particular risks associated with financing a project of this type, sovereign immunity, local opposition (including several pending lawsuits), and building a complex project on a relatively small parcel; with respect to our Massachusetts project, the ultimate location of the other gaming facilities in the state; with respect to our pending acquisition of Tropicana Las Vegas, risks relating to required regulatory approvals and other conditions to closing, higher leverage, the successful integration of the acquisition, our ability to successfully leverage our player database, market conditions affecting the Las Vegas Strip, ongoing litigation, labor relations, future capital expenditures, the risks associated with construction projects (such as delays and unexpected costs) and the availability and cost of capital; and other factors as discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, and Current Reports on Form 8-K as filed with the United States Securities and Exchange Commission.  The Company does not intend to update publicly any forward-looking statements except as required by law.

PENN NATIONAL GAMING, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Penn National Gaming, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

	March 31,	December 31,
	2015	2014
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$237,729	$208,673
Receivables, net of allowance for doubtful accounts of $2,093 and $2,004 at March 31, 2015 and December 31, 2014, respectively	40,918	41,618
Prepaid expenses	82,381	68,947
Deferred income taxes	45,302	55,579
Other current assets	10,913	11,189
Total current assets	417,243	386,006
Property and equipment, net	802,520	769,145
Other assets
Investment in and advances to unconsolidated affiliates	175,574	179,551
Goodwill	276,173	277,582
Other intangible assets, net	370,602	370,562
Deferred income taxes	74,492	79,067
Advances to the Jamul Tribe	86,443	62,048
Other assets	77,631	87,318
Total other assets	1,060,915	1,056,128
Total assets	$2,280,678	$2,211,279

Liabilities
Current liabilities
Current maturities of long-term debt	$40,890	$30,853
Accounts payable	66,587	43,136
Accrued expenses	135,518	130,818
Accrued interest	11,427	5,163
Accrued salaries and wages	69,671	84,034
Gaming, pari-mutuel, property, and other taxes	55,762	52,132
Insurance financing	10,251	13,680
Other current liabilities	64,771	75,703
Total current liabilities	454,877	435,519

Long-term liabilities
Long-term debt, net of current maturities and debt issuance costs	1,235,061	1,204,828
Noncurrent tax liabilities	8,171	8,188
Other noncurrent liabilities	7,570	8,258
Total long-term liabilities	1,250,802	1,221,274

Shareholders’ equity
Series C Preferred stock ($.01 par value, 18,500 shares authorized, 8,624 shares issued at March 31, 2015 and December 31, 2014)	—	—
Common stock ($.01 par value, 200,000,000 shares authorized, 79,705,633 and 79,161,817 shares issued at March 31, 2015 and December 31, 2014, respectively)	791	786
Additional paid-in capital	929,598	918,370
Retained deficit	(352,392)	(363,388)
Accumulated other comprehensive loss	(2,998)	(1,282)
Total shareholders’ equity	574,999	554,486
Total liabilities and shareholders’ equity	$2,280,678	$2,211,279

See accompanying notes to the condensed consolidated financial statements.

Penn National Gaming, Inc. and Subsidiaries

Condensed Consolidated Statements of Income

(in thousands, except per share data)

(unaudited)

	Three Months Ended March 31,
	2015	2014

Revenues
Gaming	$591,336	$570,683
Food, beverage and other	108,763	104,870
Management service fee	1,927	2,458
Revenues	702,026	678,011
Less promotional allowances	(37,888)	(36,931)
Net revenues	664,138	641,080
Operating expenses
Gaming	294,895	286,077
Food, beverage and other	77,929	77,538
General and administrative	116,069	107,739
Rental expense related to Master Lease	108,845	104,309
Depreciation and amortization	42,922	47,366
Total operating expenses	640,660	623,029
Income from operations	23,478	18,051

Other income (expenses)
Interest expense	(12,163)	(11,295)
Interest income	1,870	467
Income from unconsolidated affiliates	3,982	2,483
Other	3,089	1,631
Total other expenses	(3,222)	(6,714)

Income from operations before income taxes	20,256	11,337
Income tax provision	9,260	6,800
Net income	$10,996	$4,537

Earnings per common share:
Basic earnings per common share	$0.12	$0.05
Diluted earnings per common share	$0.12	$0.05

See accompanying notes to the condensed consolidated financial statements.

Penn National Gaming, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income

(in thousands) (unaudited)

	Three Months Ended March 31,
	2015	2014

Net income	$10,996	$4,537
Other comprehensive loss, net of tax:
Foreign currency translation adjustment during the period	(1,716)	(700)
Other comprehensive loss	(1,716)	(700)
Comprehensive income	$9,280	$3,837

See accompanying notes to the condensed consolidated financial statements.

Penn National Gaming, Inc. and Subsidiaries

Condensed Consolidated Statements of Changes in Shareholders’ Equity

(in thousands, except share data) (unaudited)

					Additional		Accumulated Other	Total
	Preferred Stock		Common Stock		Paid-In	Retained	Comprehensive	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity
Balance, December 31, 2013	8,624	$—	77,788,393	$775	$887,556	$(130,314)	$383	$758,400
Share-based compensation arrangements, net of tax benefits of $7,752	—	—	766,722	5	15,907	—	—	15,912
Foreign currency translation adjustment	—	—	—	—	—	—	(700)	(700)
Net income	—	—	—	—	—	4,537	—	4,537
Balance, March 31, 2014	8,624	$—	78,555,115	$780	$903,463	$(125,777)	$(317)	$778,149

Balance, December 31, 2014	8,624	$—	79,161,817	$786	$918,370	$(363,388)	$(1,282)	$554,486
Share-based compensation arrangements, net of tax benefits of $6,379	—	—	543,816	5	11,228	—	—	11,233
Foreign currency translation adjustment	—	—	—	—	—	—	(1,716)	(1,716)
Net income	—	—	—	—	—	10,996	—	10,996
Balance, March 31, 2015	8,624	$—	79,705,633	$791	$929,598	$(352,392)	$(2,998)	$574,999

See accompanying notes to the condensed consolidated financial statements.

Penn National Gaming, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(in thousands) (unaudited)

Three Months Ended March 31,	2015	2014
Operating activities
Net income	$10,996	$4,537
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	42,922	47,366
Amortization of items charged to interest expense	1,505	1,507
Accretion of settlement values on long term obligations	351	—
Loss (gain) on sale of fixed assets	153	(49)
Income from unconsolidated affiliates	(3,982)	(2,483)
Distributions of earnings from unconsolidated affiliates	8,000	5,500
Deferred income taxes	15,374	1,803
Charge for stock-based compensation	2,084	2,579
Decrease (increase),
Accounts receivable	727	(599)
Prepaid expenses and other current assets	(2,742)	(12,739)
Other assets	6,400	(1,854)
Increase (decrease),
Accounts payable	2,887	2,186
Accrued expenses	4,985	(11,384)
Accrued interest	6,264	2,484
Accrued salaries and wages	(14,363)	(15,590)
Gaming, pari-mutuel, property and other taxes	3,630	2,768
Income taxes	(9,529)	(7,582)
Other current and noncurrent liabilities	(11,620)	669
Other noncurrent tax liabilities	1,519	4,489
Net cash provided by operating activities	65,561	23,608
Investing activities
Capital project expenditures, net of reimbursements	(36,929)	(12,957)
Capital maintenance expenditures	(11,860)	(24,084)
Advances to the Jamul Tribe	(16,341)	—
Proceeds from sale of property and equipment	146	129
Investment in joint ventures	(328)	—
Decrease in cash in escrow	—	18,000
Acquisition of gaming licenses	—	(25,586)
Net cash used in investing activities	(65,312)	(44,498)
Financing activities
Proceeds from exercise of options	2,743	5,581
Proceeds from issuance of long-term debt, net of issuance costs	45,000	(327)
Principal payments on long-term debt	(21,886)	(6,898)
Proceeds from insurance financing	885	14,335
Payments on insurance financing	(4,314)	(4,853)
Tax benefit from stock options exercised	6,379	7,752
Net cash provided by financing activities	28,807	15,590
Net increase (decrease) in cash and cash equivalents	29,056	(5,300)
Cash and cash equivalents at beginning of year	208,673	292,995
Cash and cash equivalents at end of period	$237,729	$287,695

Supplemental disclosure
Interest expense paid, net of amounts capitalized	$4,036	$7,278
Income taxes paid	$226	$352

Non-cash transaction:  In January 2015, a repayment obligation for a hotel and event center near Hollywood Casino Lawrenceburg was assumed by a subsidiary of the Company, which was financed through a loan with the City of Lawrenceburg Department of Redevelopment. This non-cash transaction increased property and equipment, net and total debt by $15.3 million. See Note 5 for further detail.

See accompanying notes to the condensed consolidated financial statements.

Penn National Gaming, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

1.  Organization and Basis of Presentation

Penn National Gaming, Inc. (“Penn”) and together with its subsidiaries (collectively, the “Company”) is a diversified, multi-jurisdictional owner and manager of gaming and pari-mutuel properties. As of March 31, 2015, the Company owned, managed, or had ownership interests in twenty-six facilities in the following seventeen jurisdictions: Florida, Illinois, Indiana, Kansas, Maine, Maryland, Massachusetts, Mississippi, Missouri, Nevada, New Jersey, New Mexico, Ohio, Pennsylvania, Texas, West Virginia and Ontario, Canada.

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

The condensed consolidated financial statements include the accounts of Penn and its subsidiaries. Investment in and advances to unconsolidated affiliates, that do not meet the consolidation criteria of the authoritative guidance for voting interest, controlling interest or variable interest entities (“VIE”), are accounted for under the equity method. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Operating results for the three months ended March 31, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015. The notes to the consolidated financial statements contained in the Annual Report on Form 10-K for the year ended December 31, 2014 should be read in conjunction with these condensed consolidated financial statements.  The December 31, 2014 financial information has been derived from the Company’s audited consolidated financial statements.

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

The amounts included in promotional allowances for the three months ended March 31, 2015 and 2014 are as follows:

	Three Months Ended March 31,
	2015	2014
	(in thousands)
Rooms	$8,336	$8,071
Food and beverage	27,448	26,598
Other	2,104	2,262
Total promotional allowances	$37,888	$36,931

The estimated cost of providing such complimentary services for the three months ended March 31, 2015 and 2014 are as follows:

	Three Months Ended March 31,
	2015	2014
	(in thousands)
Rooms	$1,054	$1,013
Food and beverage	11,215	11,264
Other	1,052	1,233
Total cost of complimentary services	$13,321	$13,510

Gaming and Racing Taxes

The Company is subject to gaming and pari-mutuel taxes based on gross gaming revenue and pari-mutuel revenue in the jurisdictions in which it operates. The Company primarily recognizes gaming and pari-mutuel tax expense based on the statutorily required percentage of revenue that is required to be paid to state and local jurisdictions in the states where or in which wagering occurs. In certain states in which the Company operates, gaming taxes are based on graduated rates. The Company records gaming tax expense at the Company’s estimated effective gaming tax rate for the year, considering estimated taxable gaming revenue and the applicable rates. Such estimates are adjusted each interim period. If gaming tax rates change during the year, such changes are applied prospectively in the determination of gaming tax expense in future interim periods. Finally, the Company recognizes purse expense based on the statutorily required percentage of revenue that is required to be paid out in the form of purses to the winning owners of horse races run at the Company’s racetracks in the period in which wagering occurs. For the three months ended March 31, 2015, these expenses, which are recorded primarily within gaming expense in the condensed consolidated statements of income, were $227.0 million, as compared to $219.5 million for the three months ended March 31, 2014.

Rental Expense related to the Master Lease

As of March 31, 2015, the Company leases from Gaming and Leisure Properties, Inc. (“GLPI”) real property assets associated with eighteen of the Company’s gaming and related facilities used in the Company’s operations under a “triple net” master lease agreement (“Master Lease”).

The rent structure under the Master Lease, which became effective November 1, 2013, includes a fixed component, a portion of which is subject to an annual  escalator of up to 2% if certain rent coverage ratio thresholds are met, and a variable component that is based on the performance of the facilities, which is prospectively adjusted, subject to a floor of zero (i) every five years by an amount equal to 4% of the average change to net revenues of all facilities under the Master Lease (other than Hollywood Casino Columbus and Hollywood Casino Toledo) during the preceding five years, and (ii) monthly by an amount equal to 20% of the change in net revenues of Hollywood Casino Columbus and Hollywood Casino Toledo during the preceding month.  In addition, with the openings of Hollywood Gaming at Mahoning Valley Race Course and Hollywood Gaming at Dayton Raceway in the third quarter of 2014, these properties began paying rent subject to the terms of the Master Lease, for which the rental obligation is calculated as ten percent of the real estate construction costs paid for by GLPI related to these facilities.

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

Total rental expense under the Master Lease was $108.8 million for the three months ended March 31, 2015, as compared to $104.3 million for the three months ended March 31, 2014.

Long-term asset related to the Jamul Tribe

On April 5, 2013, the Company announced that, subject to final National Indian Gaming Commission approval, it and the Jamul Indian Village of California (the “Jamul Tribe”) had entered into definitive agreements to jointly develop a Hollywood Casino-branded casino on the Jamul Tribe’s trust land in San Diego County, California.  The definitive agreements were entered into to: (i) secure the development, management, and branding services of the Company to assist the Jamul Tribe during the pre-development and entitlement phase of the project; (ii) set forth the terms and conditions under which the Company will provide a loan or loans to the Jamul Tribe to fund certain development costs; and (iii) create an exclusive arrangement between the parties.

The Jamul Tribe is a federally recognized Indian Tribe holding a government-to-government relationship with the U.S. through the U.S. Department of the Interior’s Bureau of Indian Affairs and possessing certain inherent powers of self-government.  The Jamul Tribe is the beneficial owner of approximately six acres of reservation land located within the exterior boundaries of the State of California held by the U.S. in trust for the Jamul Tribe (the “Property”).  The Jamul Tribe exercises jurisdiction over the Property pursuant to its powers of self-government and consistent with the resolutions and ordinances of the Jamul Tribe.  The arrangement between the Jamul Tribe and the Company provides the Jamul Tribe with the expertise, knowledge and capacity of a proven developer and operator of gaming facilities and provides the Company with the exclusive right to administer and oversee planning, designing, development, construction management, and coordination during the development and construction of the project as well as the management of a gaming facility on the Property.

The proposed $360 million development project will include a three-story gaming and entertainment facility of approximately 200,000 square feet featuring over 1,700 slot machines, 43 live table games, including poker, multiple restaurants, bars and lounges and a partially enclosed parking structure with over 1,800 spaces.  In mid-January 2014, the Company announced the commencement of construction activities at the site and it is anticipated that the facility will open in mid-2016.  The Company may, under certain circumstances, provide backstop financing to the Jamul Tribe in connection with the project and, upon opening, will manage and provide branding for the casino. The Company has a conditional loan commitment to the Jamul Tribe (that can be terminated under certain circumstances) for up to $400 million and anticipates it will fund approximately $360 million related to this development.

The Company is accounting for the development agreement and related loan commitment letter with the Jamul Tribe as a loan (note receivable) with accrued interest in accordance with ASC 310 “Receivables.”  The loan represents advances made by the Company to the Jamul Tribe for the development and construction of a gaming facility for the Jamul Tribe on reservation land.  As such, the Jamul Tribe will own the casino and its related assets and liabilities.  San Diego Gaming Ventures, LLC (a wholly owned subsidiary of the Company) is a separate legal entity established to account for the loan and, upon completion of the project and subsequent commencement of gaming operations on the Property, will be the Penn entity which receives management and branding fees from the Jamul Tribe.  The Company has a note receivable with the Jamul Tribe for $86.4 million and $62.0 million, which includes accrued interest of $5.0 million and $3.3 million, at March 31, 2015 and December 31, 2014, respectively. Collectability of the note receivable will be derived from the revenues of the casino operations once the project is completed.  Based on the Company’s current progress with this project, the Company believes collectability of the note is highly certain.  However, in the event that the Company’s internal projections related to the profitability of this project and/or the timing of the opening are inaccurate, the Company may be required to record a reserve related to the collectability of this note receivable.

The Company considered whether the arrangement with the Jamul Tribe represents a variable interest that should be accounted for pursuant to the VIE Subsections of ASC 810 “Consolidation” (“ASC 810”).  The Company noted that the scope and scope exceptions of ASC 810-10-15-12(e) states that a reporting entity shall not consolidate a government organization or financing entity established by a government organization (other than certain financing entities established to circumvent the provisions of the VIE Subsections of ASC 810).  Based on the status of the Jamul Tribe as a government organization, the Company believes its arrangement with the Jamul Tribe is not within the scope defined by ASC 810.

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

At March 31, 2015 and 2014, the Company had outstanding 8,624 shares of Series C Convertible Preferred Stock. The Company determined that both classes of preferred stock qualified as a participating security as defined in ASC 260 since these securities participate in dividends with the Company’s common stock. In accordance with ASC 260, a company is required to use the two-class method when computing EPS when a company has a security that qualifies as a “participating security.” The two-class method is an earnings allocation formula that determines EPS for each class of common stock and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings. A participating security is included in the computation of basic EPS using the two-class method. Under the two-class method, basic EPS for the Company’s common stock is computed by dividing net income applicable to common stock by the weighted-average common shares outstanding during the period. Diluted EPS for the Company’s common stock is computed using the more dilutive of the two-class method or the if-converted method.

The following table sets forth the allocation of net income for the three months ended March 31, 2015 and 2014 under the two-class method:

	Three Months Ended March 31,
	2015	2014
	(in thousands)

Net income	$10,996	$4,537
Net income applicable to preferred stock	1,077	452
Net income applicable to common stock	$9,919	$4,085

The following table reconciles the weighted-average common shares outstanding used in the calculation of basic EPS to the weighted-average common shares outstanding used in the calculation of diluted EPS for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,
	2015	2014
	(in thousands)

Determination of shares:
Weighted-average common shares outstanding	79,400	77,917
Assumed conversion of dilutive employee stock-based awards	2,296	2,003
Assumed conversion of restricted stock	72	135
Diluted weighted-average common shares outstanding before participating security	81,768	80,055
Assumed conversion of preferred stock	8,624	8,624
Diluted weighted-average common shares outstanding	90,392	88,679

Options to purchase 1,662,035 shares and 942,147 shares were outstanding during the three months ended March 31, 2015 and 2014, respectively, but were not included in the computation of diluted EPS because they were antidilutive.

The following table presents the calculation of basic EPS for the Company’s common stock (in thousands, except per share data):

	Three Months Ended March 31,
	2015	2014

Calculation of basic EPS:
Net income applicable to common stock	$9,919	$4,085
Weighted-average common shares outstanding	79,400	77,917
Basic EPS	$0.12	$0.05

The following table presents the calculation of diluted EPS for the Company’s common stock (in thousands, except per share data):

	Three months ended March 31,
	2015	2014
Calculation of diluted EPS using two-class method:
Net income applicable to common stock	$9,919	$4,085
Diluted weighted-average common shares outstanding before participating security	81,768	80,055
Diluted EPS	$0.12	$0.05

Stock-Based Compensation

The Company accounts for stock compensation under ASC 718, “Compensation-Stock Compensation,” which requires the Company to expense the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. This expense is recognized ratably over the requisite service period following the date of grant.

The fair value for stock options was estimated at the date of grant using the Black-Scholes option-pricing model, which requires management to make certain assumptions. The risk-free interest rate was based on the U.S. Treasury spot rate with a term equal to the expected life assumed at the date of grant. Expected volatility was estimated based on the historical volatility of the Company’s stock price over a period of 5.45 years, in order to match the expected life of the options at the grant date. Historically, at the grant date, there has been no expected dividend yield assumption since the Company has not paid any cash dividends on its common stock since its initial public offering in May 1994 and since the Company intends to retain all of its earnings to finance the development of its business for the foreseeable future. The weighted-average expected life was based on the contractual term of the stock option and expected employee exercise dates, which was based on the historical and expected exercise behavior of the Company’s employees.  The Company granted 1,662,035 stock options during the three months ended March 31, 2015.

Stock-based compensation expense for the three months ended March 31, 2015 was $2.1 million, as compared to $2.6 million for the three months ended March 31, 2014, and is included within the condensed consolidated statements of income under general and administrative expense.

The Company’s cash-settled phantom stock unit awards (“PSUs”), which vest over a period of three to five years, entitle employees and directors to receive cash based on the fair value of the Company’s common stock on the vesting date.  The PSUs are accounted for as liability awards and are re-measured at fair value each reporting period until they become vested with compensation expense being recognized over the requisite service period in accordance with ASC 718-30, “Compensation—Stock Compensation, Awards Classified as Liabilities.” The Company had a liability, which is included in accrued salaries and wages within the condensed consolidated balance sheets, associated with its PSUs of $7.0 million and $8.2 million at March 31, 2015 and December 31, 2014, respectively. For PSUs held by Penn employees, there was $26.2 million of total unrecognized compensation cost at March 31, 2015 that will be recognized over the grants remaining weighted average vesting period of 2.30 years. For the three months ended March 31, 2015, the Company recognized $4.5 million of compensation expense associated with these awards, as compared to $1.4 million for the three months ended March 31, 2014.  The increase was primarily due to the stock price increase year-over-year for both Penn and GLPI awards held by Penn employees.  Amounts paid by the Company for the three months ended March 31, 2015 on these cash-settled awards totaled $5.2 million, as compared to $5.5 million for the three months ended March 31, 2014.

For the Company’s stock appreciation rights (“SARs”), the fair value of the SARs is calculated during each reporting period and estimated using the Black-Scholes option pricing model based on the various inputs discussed below. The Company’s SARs, which vest over a period of four years, are accounted for as liability awards since they will be settled in cash. The Company had a liability, which is included in accrued salaries and wages within the condensed consolidated balance sheets, associated with its SARs of $9.1 million and $6.3 million at March 31, 2015 and December 31, 2014, respectively. For SARs held by Penn employees, there was $8.7 million of total unrecognized compensation cost at March 31, 2015 that will be recognized over the awards remaining weighted average vesting period of 2.92 years. For the three months ended March 31, 2015, the Company recognized $4.6 million of compensation expense associated with these awards, as compared to $0.3 million for the three months ended March 31, 2014. The increase was primarily due to the stock price increase year-over-year for both Penn and GLPI awards held by Penn employees.  Amounts paid by the Company for the three months ended March 31, 2015 on these cash-settled awards totaled $1.8 million, as compared to $0.5 million for the three months ended March 31, 2014.

The following are the weighted-average assumptions used in the Black-Scholes option-pricing model at March

31, 2015 and 2014:

	2015	2014

Risk-free interest rate	1.54%	1.68%
Expected volatility	36.93%	44.80%
Dividend yield	—	—
Weighted-average expected life (years)	5.45	5.45

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

The East/Midwest reportable segment consists of the following properties: Hollywood Casino at Charles Town Races, Hollywood Casino Bangor, Hollywood Casino at Penn National Race Course, Hollywood Casino Lawrenceburg, Hollywood Casino Toledo, Hollywood Casino Columbus, Hollywood Gaming at Dayton Raceway, which opened on August 28, 2014, and Hollywood Gaming at Mahoning Valley Race Course, which opened on September 17, 2014. It also includes the Company’s Casino Rama management service contract and Plainridge Park Casino in Massachusetts which the Company expects to open on June 24, 2015.

The West reportable segment consists of the following properties: Zia Park Casino and the M Resort, as well as the Jamul Indian Village project, which the Company anticipates completing in mid-2016.

The Southern Plains reportable segment consists of the following properties: Hollywood Casino Aurora, Hollywood Casino Joliet, Argosy Casino Alton, Argosy Casino Riverside, Hollywood Casino Tunica, Hollywood Casino Gulf Coast, Boomtown Biloxi, and Hollywood Casino St. Louis, and includes the Company’s 50% investment in Kansas Entertainment, LLC (“Kansas Entertainment”), which owns the Hollywood Casino at Kansas Speedway. On July 30, 2014, the Company closed Argosy Casino Sioux City.

The Other category consists of the Company’s standalone racing operations, namely Rosecroft Raceway, Sanford-Orlando Kennel Club, and the Company’s joint venture interests in Sam Houston Race Park, Valley Race Park, and Freehold Raceway, as well as the Company’s 50% joint venture with the Cordish Companies in New York (which is in the process of being dissolved). If the Company is successful in obtaining gaming operations at these locations, they would be assigned to one of the Company’s regional executives and reported in their respective reportable segment. The Other category also includes the Company’s corporate overhead operations which does not meet the definition of an operating segment under ASC 280.

See Note 7 for further information with respect to the Company’s segments.

Other Comprehensive Income

The Company accounts for comprehensive income in accordance with ASC 220, “Comprehensive Income,” which establishes standards for the reporting and presentation of comprehensive income in the consolidated financial statements. The Company presents comprehensive income in two separate but consecutive statements. For the three months ended March 31, 2015 and 2014, the only component of accumulated other comprehensive income was foreign currency translation adjustments.

3.  New Accounting Pronouncements

In April 2015, the FASB issued revised guidance to simplify the presentation of debt issuance costs in the balance sheet.  The revised guidance requires debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with the existing presentation of debt discounts.  The recognition and measurement guidance for debt issuance costs are not affected by this revised guidance, and therefore there is no impact to the statement of income.  The revised guidance is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption of this revised guidance is permitted for financial statements that have not been previously issued. An entity should apply the revised guidance on a retrospective basis, wherein the balance sheet of each individual period presented should be adjusted to reflect the period-specific effects of applying the revised guidance. The Company has elected to early adopt the revised guidance and as such debt issuance costs are now presented as a direct reduction of long-term debt on the Company’s condensed consolidated balance sheets.  See Note 5 for further information regarding debt issuance costs.

In February 2015, the FASB issued new consolidation guidance to modify the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. The main provisions of the new guidance include modifying the evaluation of whether limited partnerships and similar legal entities are VIEs or voting interest entities, the evaluation of fees paid to a decision maker or a service provider as a variable interest, and the effect of fee arrangements and related parties on the primary beneficiary determination, as well as provides a scope exception for certain investment funds. The new guidance is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted, including adoption in an interim period.  A reporting entity may apply the new guidance using a modified retrospective approach by recording a cumulative-effect adjustment to equity as of the beginning of the fiscal year of adoption. A reporting entity also may apply the new guidance retrospectively.  Management is in the process of assessing the impact of the new guidance on existing consolidation conclusions and equity method investments, but does not anticipate any change.

In May 2014, the FASB issued new revenue recognition guidance, which will supersede nearly all existing revenue recognition guidance. The core principle of the guidance is that an entity should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve the core principle, the new guidance implements a five-step process for customer contract revenue recognition. The guidance also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenues and cash flows arising from contracts with customers. This new guidance was originally to be effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period, and early adoption is prohibited. In April 2015, the FASB issued a one-year deferral of the effective date of this new guidance resulting in it now being effective for the Company beginning in fiscal year 2018.  Entities can transition to the new guidance either retrospectively or as a cumulative-effect adjustment as of the date of adoption. Management is currently assessing the impact the new revenue recognition guidance will have on the consolidated financial statements.

4.  Property and Equipment

Property and equipment, net, consists of the following:

	March 31,	December 31,
	2015	2014
	(in thousands)

Land and improvements	$43,211	$42,350
Building and improvements	187,695	173,043
Furniture, fixtures, and equipment	1,218,830	1,213,143
Leasehold improvements	245,272	246,047
Construction in progress	115,955	69,367
Total property and equipment	1,810,963	1,743,950
Less accumulated depreciation	(1,008,443)	(974,805)
Property and equipment, net	$802,520	$769,145

Property and equipment, net increased by $33.4 million for the three months ended March 31, 2015 primarily due to the City of Lawrenceburg’s conveyance of a hotel and event center near Hollywood Casino Lawrenceburg (see Note 5 for further detail) and construction costs for the development of Plainridge Park Casino as well as normal capital maintenance expenditures, all of which were partially offset by depreciation expense for the three months ended March 31, 2015.

Depreciation expense totaled $42.9 million for the three months ended March 31, 2015, as compared to $42.0 million for the three months ended March 31, 2014.  Interest capitalized in connection with major construction projects was $0.6 million for the three months ended March 31, 2015, as compared to $0.1 million for the three months ended March 31, 2014.

5.  Long-term Debt

Long-term debt, net of current maturities, is as follows:

	March 31,	December 31,
	2015	2014
	(in thousands)

Senior secured credit facility	$830,625	$807,500
$300 million 5.875% senior unsecured notes due November 1, 2021	300,000	300,000
Other long term obligations	169,840	154,189
Capital leases	188	199
	1,300,653	1,261,888
Less current maturities of long-term debt	(40,890)	(30,853)
Less discount on senior secured credit facility Term Loan B	(1,014)	(1,056)
Less debt issuance costs, net of accumulated amortization of $8.3 million and $6.8 million, respectively	(23,688)	(25,151)
	$1,235,061	$1,204,828

The following is a schedule of future minimum repayments of long-term debt as of March 31, 2015 (in thousands, excluding other long-term obligations attributable to the contingent purchase price consideration related to the purchase of Plainridge Racecourse further discussed below):

Within one year	$40,890
1-3 years	123,828
3-5 years	500,989
Over 5 years	615,406
Total minimum payments	$1,281,113

Senior Secured Credit Facility

The senior secured credit facility consists of a five year $500 million revolver, a five year $500 million Term Loan A facility, and a seven year $250 million Term Loan B facility.  At March 31, 2015, the Company’s senior secured credit facility had a gross outstanding balance of $830.6 million, consisting of a $468.7 million Term Loan A facility, a $246.9 million Term Loan B facility, and $115.0 million outstanding on the revolving credit facility.  Additionally, at March 31, 2015, the Company was contingently obligated under letters of credit issued pursuant to the senior secured credit facility with face amounts aggregating $22.7 million, resulting in $362.3 million of available borrowing capacity as of March 31, 2015 under the revolving credit facility.

Other Long Term Obligations

Other long term obligations at March 31, 2015 of $169.8 million included $19.5 million for the contingent purchase price consideration related to the purchase of Plainridge Racecourse, $135.0 million related to the relocation fees for Hollywood Gaming at Dayton Raceway and Hollywood Gaming at Mahoning Valley Race Course, and $15.3 million related to the repayment obligation of a hotel and event center located near Hollywood Casino Lawrenceburg; all of which are more fully described below.

Plainridge Racecourse

On April 11, 2014, the Company purchased Plainridge Racecourse in Massachusetts, at which the Company expects to open a slots-only gaming facility on June 24, 2015. The associated option and purchase agreement contained contingent purchase price consideration that is calculated based on the actual earnings over the first ten years of operations following the commencement of gaming. The first payment is due 60 days after the completion of the first four full fiscal quarters of operation following the commencement of gaming, and additional payments are due every year for nine years after the first payment. The fair value of this liability was based on an income approach from the Company’s internal earning projections and was discounted at a rate consistent with the risk a third party market participant would require holding the identical instrument as an asset. At each reporting period, the Company assesses the fair value of this obligation and changes in its value are recorded in earnings. The amount included in interest expense related to the accretion of this obligation was $0.4 million for the three months ended March 31, 2015.

Ohio Relocation Fees

In June 2013, the Company finalized the terms of its memorandum of understanding with the State of Ohio, which included an agreement by the Company to pay a relocation fee in return for being able to relocate its existing racetracks in Toledo and Grove City to Dayton and Austintown, respectively. Upon opening of these two racinos in Ohio in the third quarter of 2014, the relocation fee for each new racino was recorded at the present value of the contractual obligation, which was calculated to be $75 million based on the 5% discount rate included in the agreement.  The relocation fee for each facility is payable as follows: $7.5 million upon the opening of the facility and eighteen semi-annual payments of $4.8 million beginning one year from the commencement of operations. This obligation is accreted to interest expense at an effective yield of 5.0%. The amount included in interest expense related to this obligation was $1.7 million for the three months ended March 31, 2015.

Event Center

The City of Lawrenceburg Department of Redevelopment recently completed construction of a hotel and event center located less than a mile away from Hollywood Casino Lawrenceburg. Effective in mid-January 2015, by contractual agreement, a repayment obligation for the hotel and event center was assumed by a wholly-owned subsidiary of the Company in the amount of $15.3 million, which was financed through a loan with the City of Lawrenceburg Department of Redevelopment.  The Company is obligated to make annual payments on the loan of approximately $1 million for twenty years beginning January 2016. This obligation is accreted to interest expense at its effective yield of 3.0%. The amount included in interest expense related to this obligation was $0.1 million for the three months ended March 31, 2015.

Debt Issuance Costs

As discussed in Note 3, the Company elected to early adopt accounting guidance issued in April 2015 to simplify the presentation of debt issuance costs.  This change in accounting principle was implemented retrospectively as of March 31, 2015 and had the effect of lowering other assets and long-term debt by $23.7 million and $25.2 million as of March 31, 2015 and December 31, 2014, respectively. Debt issuance costs that are incurred by the Company in connection with the issuance of debt are deferred and amortized to interest expense using the effective interest method over the contractual term of the underlying indebtedness.

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

At March 31, 2015, the Company was in compliance with all required financial covenants.

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

7.  Segment Information

The following tables present certain information with respect to the Company’s segments. Intersegment revenues between the Company’s segments were not material in any of the periods presented below.

	East/Midwest	West	Southern Plains	Other	Total
	(in thousands)
Three months ended March 31, 2015
Net revenues	$386,544	$62,585	$210,269	$4,740	$664,138
Income (loss) from operations	19,094	6,509	24,574	(26,699)	23,478
Depreciation and amortization	28,273	2,387	10,782	1,480	42,922
Income from unconsolidated affiliates	—	—	3,788	194	3,982
Capital expenditures	38,574	2,851	6,448	916	48,789

Three months ended March 31, 2014
Net revenues	$349,449	$60,920	$223,757	$6,954	$641,080
Income (loss) from operations	9,602	8,057	21,227	(20,835)	18,051
Depreciation and amortization	26,823	1,549	17,251	1,743	47,366
Income from unconsolidated affiliates	—	—	2,452	31	2,483
Capital expenditures	10,110	6,430	19,343	1,158	37,041

Balance sheet at March 31, 2015
Total assets	1,034,441	313,306	576,528	356,403	2,280,678
Investment in and advances to unconsolidated affiliates	93	—	111,257	64,224	175,574
Goodwill and other intangible assets, net	264,162	145,079	233,456	4,078	646,775

Balance sheet at December 31, 2014
Total assets	990,031	289,026	592,405	339,817	2,211,279
Investment in and advances to unconsolidated affiliates	94	—	115,469	63,988	179,551
Goodwill and other intangible assets, net	264,147	145,054	234,865	4,078	648,144

8.  Income Taxes

At March 31, 2015 and December 31, 2014, the Company had a net deferred tax asset balance of $119.8 million and $134.6 million, respectively, within its condensed consolidated balance sheets. The Company accounts for income taxes in accordance with ASC 740, “Income Taxes” (“ASC 740”). Under ASC 740, deferred tax assets and liabilities are determined based on the differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities and are measured at the prevailing enacted tax rates that will be in effect when these differences are settled or realized. ASC 740 also requires that deferred tax assets be reduced by a valuation allowance if it is more-likely-than-not that some portion or all of the deferred tax assets will not be realized.

9.  Fair Value Measurements

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

Other long term obligations at March 31, 2015 include the contingent purchase price consideration related to the purchase of Plainridge Racecourse, the relocation fees for Hollywood Gaming at Dayton Raceway and Hollywood Gaming at Mahoning Valley Race Course, and the repayment obligation of a hotel and event center located near Hollywood Casino Lawrenceburg.  The fair value of the Company’s contingent purchase price consideration related to its Plainridge Racecourse acquisition is estimated based on a discounted cash flow model and as such is a Level 3 measurement.  At each reporting period, the Company assesses the fair value of this obligation and changes in its value are recorded in earnings. The amount included in interest expense related to the change in fair value of this obligation was $0.4 million for the three months ended March 31, 2015.  The fair value of the relocation fees for Hollywood Gaming at Dayton Raceway and Hollywood Gaming at Mahoning Valley Race Course approximates its carrying value as the discount rate of 5.0% approximates the market rate of similar debt instruments and as such is a Level 2 measurement.  Finally, the fair value of the repayment obligation for the hotel and event center is estimated based on a rate consistent with comparable municipal bonds and as such is a Level 2 measurement.  See Note 5 for further details regarding the Company’s other long term obligations.

The carrying amounts and estimated fair values by input level of the Company’s financial instruments at March 31, 2015 and December 31, 2014 are as follows (in thousands):

	March 31, 2015
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$237,729	$237,729	$237,729	$—	$—
Financial liabilities:
Long-term debt
Senior secured credit facility	810,153	825,313	710,313	115,000	—
Senior unsecured notes	295,770	299,250	299,250	—	—
Other long-term obligations	169,840	169,589	—	150,049	19,540

	December 31, 2014
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$208,673	$208,673	$208,673	$—	$—
Financial liabilities:
Long-term debt
Senior secured credit facility	785,683	799,556	714,556	85,000	—
Senior unsecured notes	295,610	276,000	276,000	—	—
Other long-term obligations	154,189	154,189	—	135,000	19,189

10.  Subsequent Events

On April 29, 2015, the Company publicly announced its plan to acquire the Tropicana Las Vegas Hotel and Casino for an approximate purchase price of $360 million.  The purchase price will be funded by cash on hand and increased commitments under the Company’s existing senior secured credit facility.  The merger is expected to close in the fourth quarter of 2015, subject to regulatory approvals.  The Tropicana Las Vegas Hotel and Casino is situated on 35 acres of land located on the Las Vegas Strip with 1,467 remodeled guest rooms and suites, a 50,000 square foot casino gaming floor featuring 844 slot and video poker machines and 38 table games including blackjack, mini-baccarat, craps and roulette, three full-service restaurants, a 1,200 seat performance theater, a 300 seat comedy club, a nightclub, beach club and 2,950 parking spaces.  For more information, see the Form 8-K filed on April 29, 2015.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our Operations

We are a leading, diversified, multi-jurisdictional owner and manager of gaming and pari-mutuel properties. As of March 31, 2015, we owned, managed, or had ownership interests in twenty-six facilities in the following seventeen jurisdictions: Florida, Illinois, Indiana, Kansas, Maine, Maryland, Massachusetts, Mississippi, Missouri, Nevada, New Jersey, New Mexico, Ohio, Pennsylvania, Texas, West Virginia, and Ontario, Canada. We believe that our portfolio of assets provides us the benefit of geographically diversified cash flow from operations.

In 1997, we began our transition from a pari-mutuel company to a diversified gaming company with the acquisition of the Charles Town property and the introduction of video lottery terminals in West Virginia. Since 1997, we have continued to expand our gaming operations through strategic acquisitions, greenfield projects, and property expansions. We are nearing completion of our Plainridge Park Casino, an integrated racing and slots-only gaming facility in Plainville, Massachusetts, which we expect to open on June 24, 2015, as well as the Jamul Indian Village project near San Diego, California, which we anticipate completing in mid-2016.

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

The East/Midwest reportable segment consists of the following properties: Hollywood Casino at Charles Town Races, Hollywood Casino Bangor, Hollywood Casino at Penn National Race Course, Hollywood Casino Lawrenceburg, Hollywood Casino

Toledo, Hollywood Casino Columbus, Hollywood Gaming at Dayton Raceway, which opened on August 28, 2014, and Hollywood Gaming at Mahoning Valley Race Course, which opened on September 17, 2014. It also includes the Company’s Casino Rama management service contract and Plainridge Park Casino in Massachusetts which the Company expects to open on June 24, 2015.

The West reportable segment consists of the following properties: Zia Park Casino and the M Resort, as well as the Jamul Indian Village project, which the Company anticipates completing in mid-2016.

The Southern Plains reportable segment consists of the following properties: Hollywood Casino Aurora, Hollywood Casino Joliet, Argosy Casino Alton, Argosy Casino Riverside, Hollywood Casino Tunica, Hollywood Casino Gulf Coast, Boomtown Biloxi, and Hollywood Casino St. Louis, and includes the Company’s 50% investment in Kansas Entertainment, which owns the Hollywood Casino at Kansas Speedway. On July 30, 2014, the Company closed Argosy Casino Sioux City.

The Other category consists of the Company’s standalone racing operations, namely Rosecroft Raceway, Sanford-Orlando Kennel Club, and the Company’s joint venture interests in Sam Houston Race Park, Valley Race Park, and Freehold Raceway, as well as the Company’s 50% joint venture with the Cordish Companies in New York (which is in the process of being dissolved). If the Company is successful in obtaining gaming operations at these locations, they would be assigned to one of the Company’s regional executives and reported in their respective reportable segment. The Other category also includes the Company’s corporate overhead operations which does not meet the definition of an operating segment under ASC 280.

Executive Summary

Continued sluggish economic conditions and the expansion of newly constructed gaming facilities continue to impact the overall domestic gaming industry as well as our operating results. We believe that current economic conditions, including, but not limited to, a weak economic recovery, and higher taxes paid by individuals, have resulted in reduced levels of discretionary consumer spending compared to historical levels. Additionally, the expansion of newly constructed gaming facilities has substantially increased competition in many of our regional markets (including some of our larger facilities).

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

Financial Highlights:

We reported net revenues and income from operations of $664.1 million and $23.5 million, respectively, for the three months ended March 31, 2015, compared to $641.1 million and $18.1 million, respectively, for the corresponding period in the prior year. The major factors affecting our results for the three months ended March 31, 2015, as compared to the three months ended March 31, 2014, were:

•                  The opening of Hollywood Gaming at Dayton Raceway on August 28, 2014 in our East/Midwest segment, which generated $22.5 million of net revenues for the three months ended March 31, 2015.

•                  The opening of Hollywood Gaming at Mahoning Valley Race Course on September 17, 2014 in our East/Midwest segment, which generated $24.9 million of net revenues for the three months ended March 31, 2015.

•                  New competition in our East/Midwest segment for Hollywood Casino Lawrenceburg, namely the openings of a racino at Belterra Park in May 2014 and our own Dayton facility in late August 2014.

•                  Increased competition in our East/Midwest segment from the Baltimore, Maryland market, which includes Maryland Live! and Horseshoe Casino Baltimore, which opened at the end of August 2014, as Hollywood Casino at Charles Town Races has been impacted by their marketing efforts in response to each other.

•                  The closure of Argosy Casino Sioux City in our Southern Plains segment on July 30, 2014.

•                  Higher general and administrative expenses for corporate overhead costs of $6.6 million for the three months ended March 31, 2015, compared to the corresponding period in the prior year, primarily due to increased cash-settled stock-based compensation charges mainly due to the stock price increases for Penn and GLPI common stock during 2015 compared to stock price declines in 2014.

•                 Net income increased by $6.5 million for the three months ended March 31, 2015, as compared to the three months ended March 31, 2014, primarily due to the variances explained above, as well as lower depreciation expense and higher interest income and income from unconsolidated affiliates, partially offset by higher rental expense related to the Master Lease and higher income taxes.

Segment Developments:

The following are recent developments that have had or will have an impact on us by segment:

East/Midwest

•                  In June 2012, we announced that we had filed applications with the Ohio Lottery Commission for Video Lottery Sales Agent Licenses for our Ohio racetracks, Raceway Park and Beulah Park, and with the Ohio State Racing Commission for permission to relocate the racetracks to Dayton and Austintown, respectively. On May 1, 2013, we received approval from the Ohio Racing Commission for our relocation plans. Hollywood Gaming at Mahoning Valley Race Course, which opened on September 17, 2014, features a one-mile thoroughbred track and approximately 860 video lottery terminals, as well as various restaurants, bars and other amenities. Hollywood Gaming at Dayton Raceway, which opened on August 28, 2014, features a 5/8-mile standardbred track and approximately 980 video lottery terminals, as well as various restaurants, bars and other amenities. See the section entitled “Liquidity and Capital Resources—Capital Expenditures” below for further details.

•                  Hollywood Casino Lawrenceburg faced increased competition, namely the openings of a racino at Belterra Park in May 2014 and our own Dayton facility in late August 2014.

•                  Hollywood Casino at Charles Town Races faced increased competition from the Baltimore, Maryland market, which includes Maryland Live! and Horseshoe Casino Baltimore, which opened at the end of August 2014, as we have been impacted by their marketing efforts in response to each other. In addition, in December 2013, the license for Prince George’s County, Maryland was granted to MGM. The proposed $1.2 billion casino, which MGM plans to open in the second half of 2016, is anticipated to adversely impact our financial results as it will create additional competition for Hollywood Casino at Charles Town Races.

•                  On February 28, 2014, the Massachusetts Gaming Commission awarded the Company a Category Two slots-only gaming license for its planned $250 million (including licensing fees) Plainridge Park Casino in Plainville, Massachusetts. On March 14, 2014, the Company broke ground on the facility, which will feature live harness racing and simulcasting, along with 1,250 gaming devices, various dining and entertainment options, structured and surface parking, and a two story clubhouse with approximately 55,000 square feet. The Company expects the facility to open on June 24, 2015.

West

•                  On April 5, 2013, we announced that, subject to final National Indian Gaming Commission approval, we and the Jamul Tribe had entered into definitive agreements (including management, development, branding and lending arrangements) to jointly develop a Hollywood Casino-branded casino on the Jamul Tribe’s trust land in San Diego County, California. The proposed facility is located approximately 20 miles east of downtown San Diego. The proposed $360 million development project will include a three-story gaming and entertainment facility of approximately 200,000 square feet featuring over 1,700 slot machines, 43 live table games, including poker, multiple restaurants, bars and lounges and a partially enclosed parking structure with over 1,800 spaces. In mid-January 2014, we announced the commencement of construction activities at the site and it is anticipated that the facility will open in mid-2016. We currently provide financing to the Jamul Tribe in connection with the project and, upon opening, we will manage and provide branding for the casino.

Southern Plains

•                  On July 30, 2014, Argosy Casino Sioux City ceased its operations.

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

For further information on our critical accounting estimates, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the notes to our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2014. There has been no material change to these estimates for the three months ended March 31, 2015.

Results of Operations

The following are the most important factors and trends that contribute to our operating performance:

•                  The fact that most of our properties operate in mature competitive markets. As a result, we expect a majority of our future growth to come from prudent acquisitions of gaming properties (such as our November 2012 acquisition of Harrah’s St. Louis gaming and lodging facility from Caesars Entertainment), jurisdictional expansions (such as our planned June 2015 opening of a slots-only gaming facility in Massachusetts, our planned mid-2016 opening of a Hollywood Casino-branded gaming facility on the Jamul Indian Village land in trust which we will manage, the September 2014 opening of Hollywood Gaming at Mahoning Valley Race Course, the August 2014 opening of Hollywood Gaming at Dayton Raceway, the October 2012 opening of Hollywood Casino Columbus, and the May 2012 opening of Hollywood Casino Toledo), expansions of gaming in existing jurisdictions (such as the introduction of table games in July 2010 at Hollywood Casino at Charles Town Races and Hollywood Casino at Penn National Race Course, and at Hollywood Casino Bangor in March 2012) and expansions/improvements of existing properties (such as a hotel at Zia Park which opened in August 2014).

•                  The fact that a number of states (such as New York and Massachusetts) are currently considering or implementing legislation to legalize or expand gaming. Such legislation presents both potential opportunities to establish new properties (for example, in Massachusetts, where we were awarded a slots-only gaming license on February 28, 2014, in Kansas, where we opened a casino through a joint venture in February 2012, and in Ohio, where we opened casinos in Toledo and Columbus in May 2012 and October 2012, respectively, and opened video lottery terminal facilities at two racetracks in the third quarter of 2014) and increased competitive threats to business at our existing properties (such as the introduction/expansion of commercial casinos in Kansas, Maryland, Ohio, and potentially Kentucky, Nebraska and Illinois, and the introduction of tavern licenses in several states, most significantly in Illinois).

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

The consolidated results of operations for the three months ended March 31, 2015 and 2014 are summarized below:

	Three Months Ended March 31,
	2015	2014
	(in thousands)
Revenues:
Gaming	$591,336	$570,683
Food, beverage and other	108,763	104,870
Management service fee	1,927	2,458
Revenues	702,026	678,011
Less promotional allowances	(37,888)	(36,931)
Net revenues	664,138	641,080

Operating expenses:
Gaming	294,895	286,077
Food, beverage and other	77,929	77,538
General and administrative	116,069	107,739
Rental expense related to the Master Lease	108,845	104,309
Depreciation and amortization	42,922	47,366
Total operating expenses	640,660	623,029
Income from operations	$23,478	$18,051

Certain information regarding our results of operations by segment for the three months ended March 31, 2015 and 2014 is summarized below:

	Net Revenues		Income (loss) from Operations
Three Months Ended March 31,	2015	2014	2015	2014
	(in thousands)

East/Midwest	$386,544	$349,449	$19,094	$9,602
West	62,585	60,920	6,509	8,057
Southern Plains	210,269	223,757	24,574	21,227
Other	4,740	6,954	(26,699)	(20,835)
Total	$664,138	$641,080	$23,478	$18,051

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

The reconciliation of the Company’s income (loss) from operations per GAAP to adjusted EBITDA and adjusted EBITDAR, as well as the Company’s net income (loss) per GAAP to adjusted EBITDA and adjusted EBITDAR, for the three months ended March 31, 2015 and 2014 was as follows (in thousands):

	Three Months Ended
	March 31,
	2015	2014
Net income	$10,996	$4,537
Income tax provision	9,260	6,800
Other	(3,089)	(1,631)
Income from unconsolidated affiliates	(3,982)	(2,483)
Interest income	(1,870)	(467)
Interest expense	12,163	11,295
Income from operations	$23,478	$18,051
Loss (gain) on disposal of assets	153	(49)
Charge for stock compensation	2,084	2,579
Depreciation and amortization	42,922	47,366
Income from unconsolidated affiliates	3,982	2,483
Non-operating items for Kansas JV (1)	2,751	2,921
Adjusted EBITDA	75,370	73,351
Rental expense related to Master Lease	108,845	104,309
Adjusted EBITDAR	$184,215	$177,660

The reconciliation of each segment’s income (loss) from operations to adjusted EBITDA and adjusted EBITDAR for the three months ended March 31, 2015 and 2014 were as follows (in thousands):

Three months ended March 31, 2015	East/Midwest	West	Southern Plains	Other	Total
Income (loss) from operations	$19,094	$6,509	$24,574	$(26,699)	$23,478
Charge for stock compensation	—	—	—	2,084	2,084
Depreciation and amortization	28,273	2,387	10,782	1,480	42,922
(Gain) loss on disposal of assets	(122)	181	100	(6)	153
Income from unconsolidated affiliates	—	—	3,788	194	3,982
Non-operating items for Kansas JV (1)	—	—	2,751	—	2,751
Adjusted EBITDA	$47,245	$9,077	$41,995	$(22,947)	$75,370
Rental expense related to Master Lease	69,232	8,802	30,811	—	108,845
Adjusted EBITDAR	$116,477	$17,879	$72,806	$(22,947)	$184,215

Three months ended March 31, 2014	East/Midwest	West	Southern Plains	Other	Total
Income (loss) from operations	$9,602	$8,057	$21,227	$(20,835)	$18,051
Charge for stock compensation	—	—	—	2,579	2,579
Depreciation and amortization	26,823	1,549	17,251	1,743	47,366
(Gain) loss on disposal of assets	(87)	66	(22)	(6)	(49)
Income from unconsolidated affiliates	—	—	2,452	31	2,483
Non-operating items for Kansas JV (1)	—	—	2,921	—	2,921
Adjusted EBITDA	$36,338	$9,672	$43,829	$(16,488)	$73,351
Rental Expense related to Master Lease	65,312	8,885	30,112	—	104,309
Adjusted EBITDAR	$101,650	$18,557	$73,941	$(16,488)	$177,660

(1)         Starting with the second quarter of 2014, adjusted EBITDA and adjusted EBITDAR exclude our share of the impact of non-operating items (such as depreciation and amortization expense) from our joint venture in Kansas Entertainment. Prior periods were restated to conform to this new presentation.

Adjusted EBITDAR for our East/Midwest segment increased by $14.8 million, or 14.6%, for the three months ended March 31, 2015, as compared to the three months ended March 31, 2014, primarily due to the openings of Hollywood Gaming at Mahoning Valley Race Course on September 17, 2014 and Hollywood Gaming at Dayton Raceway on August 28, 2014, which together increased adjusted EBITDAR by $14.4 million for the three months ended March 31, 2015, compared to the corresponding period in the prior year, and a property tax refund received in the first quarter of 2015 for $2.0 million, which were partially offset by decreased adjusted EBITDAR at Hollywood Casino at Charles Town Races primarily due to competition discussed below, and increased pre-opening costs for Plainridge Park Casino of $1.7 million for the three months ended March 31, 2015, compared to the corresponding period in the prior year.

Adjusted EBITDAR for our Southern Plains segment decreased by $1.1 million, or 1.5%, for the three months ended March 31, 2015, as compared to the three months ended March 31, 2014, primarily due to decreased adjusted EBITDAR at Argosy Casino Sioux City of $4.4 million for the three months ended March 31, 2015, compared to the corresponding period in the prior year, due to its closure on July 30, 2014, and decreased adjusted EBITDAR at Hollywood Casino Aurora primarily due to additional competition, both of which were partially offset by cost containment measures at Boomtown Biloxi and Hollywood Casino Gulf Coast and increased earnings related to our joint venture in Kansas Entertainment primarily due to growth in its market share.

Adjusted EBITDAR for Other decreased by $6.5 million, or 39.2%, for the three months ended March 31, 2015, as compared to the three months ended March 31, 2014, primarily due to increased corporate overhead costs of $7.6 million primarily due to increased cash-settled stock-based compensation charges mainly due to the stock price increases for Penn and GLPI common stock during 2015 compared to stock price declines in 2014.

Revenues

Revenues for the three months ended March 31, 2015 and 2014 were as follows (in thousands):

				Percentage
Three Months Ended March 31,	2015	2014	Variance	Variance
Gaming	$591,336	$570,683	$20,653	3.6%
Food, beverage and other	108,763	104,870	3,893	3.7%
Management service fee	1,927	2,458	(531)	(21.6)%
Revenues	702,026	678,011	24,015	3.5%
Less promotional allowances	(37,888)	(36,931)	(957)	2.6%
Net revenues	$664,138	$641,080	$23,058	3.6%

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

Gaming revenue

Gaming revenue increased by $20.7 million, or 3.6%, for the three months ended March 31, 2015, as compared to the three months ended March 31, 2014, primarily due to the variances explained below.

Gaming revenue for our East/Midwest segment increased by $34.6 million, or 11.0%, for the three months ended March 31, 2015, as compared to the three months ended March 31, 2014, primarily due to the openings of Hollywood Gaming at Mahoning Valley Race Course on September 17, 2014 and Hollywood Gaming at Dayton Raceway on August 28, 2014, which together generated $42.9 million of gaming revenue for the three months ended March 31, 2015, which was partially offset by decreased gaming revenue at Hollywood Casino Lawrenceburg primarily due to the continued impact of competition in Ohio, namely the openings of a racino at Belterra Park in May 2014 and our own Dayton facility, and at Hollywood Casino at Charles Town Races primarily due to increased competition from the Baltimore Maryland market, which includes Maryland Live! and Horseshoe Casino Baltimore, which opened at the end of August 2014, as we have been impacted by their marketing efforts in response to each other.

Gaming revenue for our Southern Plains segment decreased by $14.2 million, or 6.8%, for the three months ended March 31, 2015, as compared to the three months ended March 31, 2014, primarily due to the closure of Argosy Casino Sioux City on July 30, 2014, which had gaming revenue of $11.6 million for the three months ended March 31, 2014, and decreased gaming revenue at Hollywood Casino Aurora primarily due to additional competition.

Operating Expenses

Operating expenses for the three months ended March 31, 2015 and 2014 were as follows (in thousands):

				Percentage
Three Months Ended March 31,	2015	2014	Variance	Variance
Gaming	$294,895	$286,077	$8,818	3.1%
Food, beverage and other	77,929	77,538	391	0.5%
General and administrative	116,069	107,739	8,330	7.7%
Rental expense related to Master Lease	108,845	104,309	4,536	4.3%
Depreciation and amortization	42,922	47,366	(4,444)	(9.4)%
Total operating expenses	$640,660	$623,029	$17,631	2.8%

Gaming expense

Gaming expense increased by $8.8 million, or 3.1%, for the three months ended March 31, 2015, as compared to the three months ended March 31, 2014, primarily due to the variances explained below.

Gaming expense for our East/Midwest segment increased by $15.1 million, or 8.5%, for the three months ended March 31, 2015, as compared to the three months ended March 31, 2014, primarily due to the openings of Hollywood Gaming at Mahoning Valley Race Course on September 17, 2014 and Hollywood Gaming at Dayton Raceway on August 28, 2014 and pre-opening expenses related to Plainridge Park Casino incurred in the first quarter of 2015, which were partially offset by a decrease in gaming taxes resulting from decreased taxable gaming revenue mentioned above at Hollywood Casino Lawrenceburg and Hollywood Casino at Charles Town Races.

Gaming expense for our Southern Plains segment decreased by $7.3 million, or 8.3%, for the three months ended March 31, 2015, as compared to the three months ended March 31, 2014, primarily due to the closure of Argosy Casino Sioux City on July 30, 2014, a decrease in gaming taxes resulting from decreased taxable gaming revenue mentioned above at Hollywood Casino Aurora, and cost containment measures at Boomtown Biloxi and Hollywood Casino Gulf Coast.

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

General and administrative expenses increased by $8.3 million, or 7.7%, for the three months ended March 31, 2015, as compared to the three months ended March 31, 2014, primarily due to the variances explained below.

General and administrative expenses for Other increased by $6.0 million, or 28.6%, for the three months ended March 31, 2015, as compared to the three months ended March 31, 2014, primarily due to increased corporate overhead costs of $6.6 million primarily due to increased cash-settled stock-based compensation charges mainly due to the stock price increases for Penn and GLPI common stock during 2015 compared to stock price declines in 2014.

General and administrative expenses for our East/Midwest segment increased by $4.0 million, or 10.2%, for the three months ended March 31, 2015, as compared to the three months ended March 31, 2014, primarily due to the openings of Hollywood Gaming at Mahoning Valley Race Course on September 17, 2014 and Hollywood Gaming at Dayton Raceway on August 28, 2014, partially offset by a property tax refund received in the first quarter of 2015 for $2.0 million.

General and administrative expenses for our Southern Plains segment decreased by $1.9 million, or 4.8%, for the three months ended March 31, 2015, as compared to the three months ended March 31, 2014, primarily due to the closure of Argosy Casino Sioux City on July 30, 2014.

Rental expense related to the Master Lease

Rental expense related to the Master Lease increased by $4.5 million, or 4.3%, for the three months ended March 31, 2015, as compared to the three months ended March 31, 2014, primarily due to Hollywood Gaming at Mahoning Valley Race Course and Hollywood Gaming at Dayton Raceway which began paying rent upon their openings in the third quarter of 2014.

The Company allocates the rental obligation to the leased properties on a monthly basis based on their proportionate share of the total EBITDAR generated by the leased properties (with the exception of Hollywood Gaming at Mahoning Valley Race Course and Hollywood Gaming at Dayton Raceway for which the rental obligation is calculated as ten percent of the real estate construction costs paid for by GLPI related to these facilities). Additionally, the variable rent component attributable to our Hollywood Casinos in Columbus and Toledo, Ohio (which is reassessed on a monthly basis) are allocated directly to these two properties.

Depreciation and amortization expense

Depreciation and amortization expense decreased by $4.4 million, or 9.4%, for the three months ended March 31, 2015, as compared to the three months ended March 31, 2014, primarily due to the closure of Argosy Casino Sioux City on July 30, 2014 and decreased depreciation expense at Hollywood Casino Lawrenceburg primarily due to assets purchased for the 2009 expansion that had a five year useful life being fully depreciated in July 2014, both of which were partially offset by the openings of Hollywood Gaming at Mahoning Valley Race Course and Hollywood Gaming at Dayton Raceway in the third quarter of 2014.

Other income (expenses)

Other income (expenses) for the three months ended March 31, 2015 and 2014 were as follows (in thousands):

				Percentage
Three Months Ended March 31,	2015	2014	Variance	Variance
Interest expense	$(12,163)	$(11,295)	$(868)	7.7%
Interest income	1,870	467	1,403	300.4%
Income from unconsolidated affiliates	3,982	2,483	1,499	60.4%
Other	3,089	1,631	1,458	89.4%
Total other expenses	$(3,222)	$(6,714)	$3,492	(52.0)%

Interest expense

Interest expense increased by $0.9 million, or 7.7%, for the three months ended March 31, 2015, as compared to the three months ended March 31, 2014, primarily due to the accretion of the relocation fees associated with our two racinos in Ohio, both of which opened in the third quarter of 2014, for $1.7 million (See Note 5 to the condensed consolidated financial statements), partially offset by higher capitalized interest and lower interest rates on the Term Loan A portion of the senior secured credit facility for the three months ended March 31, 2015, compared to the corresponding period in the prior year.

Interest income

Interest income increased by $1.4 million, or 300.4%, for the three months ended March 31, 2015, as compared to the three months ended March 31, 2014, primarily due to higher interest accrued on the note receivable with the Jamul Tribe (see Note 2 to the condensed consolidated financial statements for further details).

Income from unconsolidated affiliates

Income from unconsolidated affiliates increased by $1.5 million, or 60.4%, for the three months ended March 31, 2015, as compared to the three months ended March 31, 2014, primarily due to increased earnings related to our joint venture in Kansas Entertainment primarily due to growth in its market share.

Other

Other increased by $1.5 million, or 89.4%, for the three months ended March 31, 2015, as compared to the three months ended March 31, 2014, primarily due to increased foreign currency translation gains for the three months ended March 31, 2015, compared to the corresponding period in the prior year.

Taxes

The Company’s effective tax rate (income taxes as a percentage of income from operations before income taxes) was 45.7% for the three months ended March 31, 2015, as compared to 60.0% for the three months ended March 31, 2014, primarily due to the year-over-year increase in pre-tax earnings that had a favorable impact to our effective rate as well as a decrease in reserves recorded for unrecognized tax positions compared to the three months ended March 31, 2014.

The Company’s annual effective tax rate can vary from period to period depending on, among other factors, the geographic and business mix of our earnings and the level of our tax credits. Certain of these and other factors, including our history and projections of pre-tax earnings, are taken into account in assessing our ability to realize our net deferred tax assets.

Liquidity and Capital Resources

Historically and prospectively, our primary sources of liquidity and capital resources have been and will be cash flow from operations, borrowings from banks and proceeds from the issuance of debt and equity securities.

Net cash provided by operating activities totaled $65.6 million and $23.6 million for the three months ended March 31, 2015 and 2014, respectively.  The increase in net cash provided by operating activities of $42.0 million for the three months ended March 31, 2015, compared to the corresponding period in the prior year, was comprised primarily of an increase in cash receipts from customers of $24.9 million and a decrease in cash paid to suppliers and vendors of $14.2 million. The increase in cash receipts collected from our customers for the three months ended March 31, 2015 compared to the prior year was primarily due to the openings of Hollywood Gaming at Mahoning Valley Race Course on September 17, 2014 and Hollywood Gaming at Dayton Raceway on August 28, 2014, partially offset by the closure of Argosy Casino Sioux City on July 30, 2014 and continued competition on our operations. The decrease in cash paid to suppliers and vendors for the three months ended March 31, 2015 compared to the prior year was primarily due to the timing of cash payments for prepaids and lower accruals year-over-year.  The decrease in cash paid to suppliers and vendors was partially offset by the openings of Hollywood Gaming at Mahoning Valley Race Course on September 17, 2014 and Hollywood Gaming at Dayton Raceway on August 28, 2014 and increased corporate overhead costs year-over-year, which were partially offset by the closure of Argosy Casino Sioux City on July 30, 2014 and decreased gaming taxes resulting from decreased taxable gaming revenue related to continued competition on our operations.

Net cash used in investing activities totaled $65.3 million and $44.5 million for the three months ended March 31, 2015 and 2014, respectively. The increase in net cash used in investing activities of $20.8 million for the three months ended March 31, 2015, compared to the corresponding period in the prior year, was primarily due to increased capital project expenditures of $24.0 million primarily due to the development of Plainridge Park Casino, which is expected to open in June 2015, advances to the Jamul Tribe of $16.3 million, and cash in escrow returned in the first quarter of 2014 of $18.0 million, all of which were partially offset by our Massachusetts gaming license payment of $25.0 million in March 2014 and decreased capital maintenance expenditures of $12.2 million.

Net cash provided by financing activities totaled $28.8 million and $15.6 million for the three months ended March 31, 2015 and 2014, respectively. The increase in net cash provided by financing activities of $13.2 million for the three months ended March 31, 2015, compared to the corresponding period in the prior year, was primarily due to higher net borrowings on our long-term debt of $30.3 million, partially offset by lower proceeds from insurance financing of $13.5 million and lower proceeds from the exercise of options of $2.8 million.

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

The following table summarizes our expected capital project expenditures by segment for the fiscal year ending December 31, 2015, and actual expenditures for the three months ended March 31, 2015 (excluding licensing fees and net of reimbursements). The table below should not be utilized to predict future expected capital project expenditures subsequent to 2015.

Property	Expected for Year Ending December 31, 2015	Expenditures for Three Months Ended March 31, 2015	Balance to Expend in 2015
	(in millions)

East/Midwest	$131.2	$35.3	$95.9
West	0.6	0.5	0.1
Southern Plains	1.1	1.1	—
Total	$132.9	$36.9	$96.0

On February 28, 2014, the Massachusetts Gaming Commission awarded the Company a Category Two slots-only gaming license, and on March 14, 2014, the Company broke ground on the development of Plainridge Park Casino in Plainville, Massachusetts. Plainridge Park Casino is anticipated to be a $250 million (which is inclusive of a $25 million increase to our previous budget that is principally the result of our decision to purchase rather than lease certain games and equipment) fully integrated racing and gaming facility featuring live harness racing and simulcasting with 1,250 gaming devices, various dining and entertainment options, structured and surface parking, and a two story clubhouse with approximately 55,000 square feet. We expect Plainridge Park Casino to open on June 24, 2015.  As of March 31, 2015, total cumulative costs were $144.6 million, which includes a $25 million gaming license fee, which was paid in March 2014, and the acquisition of Plainridge Racecourse for $42.4 million, which was paid in April 2014.

Hollywood Gaming at Mahoning Valley Race Course, with a $161 million budget, inclusive of a $75 million relocation fee and $50 million license fee, opened on September 17, 2014. Hollywood Gaming at Dayton Raceway, with a $165 million budget, inclusive of a $75 million relocation fee and $50 million license fee, opened on August 28, 2014. The $75 million relocation fee for each Ohio racetrack is based on the present value of the contractual obligation, of which $7.5 million was paid upon opening, with 18 additional semi-annual payments of $4.8 million due beginning one year after opening. For the license fee for each Ohio racetrack, we paid $10 million in the second quarter of 2014 as well as $15 million upon opening and will pay the remaining license fee of $25 million on the one year anniversary of the commencement of gaming.  As of March 31, 2015, Penn incurred cumulative costs of $71.7 million and $63.6 million for the Austintown facility and the Dayton facility, respectively, which includes the payments made to date for the relocation fee and license fee previously mentioned.  As part of the spin-off transaction that was effective November 1, 2013, GLPI was responsible for certain real estate related construction costs for the Austintown facility and the Dayton facility, and as such, these facilities are now subject to the Master Lease.

During the three months ended March 31, 2015, we spent $11.9 million for capital maintenance expenditures, with $3.3 million at our East/Midwest segment, $2.3 million at our West segment, $5.3 million at our Southern Plains segment, and $1.0 million for Other. The majority of the capital maintenance expenditures were for slot machines and slot machine equipment.

Jamul Tribe

Note receivable to the Jamul Tribe, which totaled $86.4 million at March 31, 2015, is accounted for as a loan and as such is not included in the capital expenditures table presented above. The budget for this development project is $360 million. We expect the project to be completed in mid-2016 which will include the construction of a three-story gaming and entertainment facility of approximately 200,000 square feet featuring over 1,700 slot machines, 43 live table games, including poker, multiple restaurants, bars and lounges and a partially enclosed parking structure with over 1,800 spaces.

Cash generated from operations and cash available under the revolving credit facility portion of our senior secured credit facility funded our capital projects, capital maintenance expenditures and the Jamul Tribe project in 2015 to date.

Senior Secured Credit Facility

The senior secured credit facility consists of a five year $500 million revolver, a five year $500 million Term Loan A facility, and a seven year $250 million Term Loan B facility.  At March 31, 2015, the Company’s senior secured credit facility had a gross outstanding balance of $830.6 million, consisting of a $468.7 million Term Loan A facility, a $246.9 million Term Loan B facility, and $115.0 million outstanding on the revolving credit facility.  Additionally, at March 31, 2015, the Company was contingently obligated under letters of credit issued pursuant to the senior secured credit facility with face amounts aggregating $22.7 million, resulting in $362.3 million of available borrowing capacity as of March 31, 2015 under the revolving credit facility.

Other Long Term Obligations

Other long term obligations at March 31, 2015 of $169.8 million included $19.5 million for the contingent purchase price consideration related to the purchase of Plainridge Racecourse, $135.0 million related to the relocation fees for Hollywood Gaming at Dayton Raceway and Hollywood Gaming at Mahoning Valley Race Course, and $15.3 million related to the repayment obligation of a hotel and event center located near Hollywood Casino Lawrenceburg; all of which are more fully described below.

On April 11, 2014, the Company purchased Plainridge Racecourse in Massachusetts, at which the Company expects to open a slots-only gaming facility on June 24, 2015. The associated option and purchase agreement contained contingent purchase price consideration that is calculated based on the actual earnings over the first ten years of operations following the commencement of gaming. The first payment is due 60 days after the completion of the first four full fiscal quarters of operation following the commencement of gaming, and additional payments are due every year for nine years after the first payment. The fair value of this liability was based on an income approach from the Company’s internal earning projections and was discounted at a rate consistent with the risk a third party market participant would require holding the identical instrument as an asset. At each reporting period, the Company assesses the fair value of this obligation and changes in its value are recorded in earnings. The amount included in interest expense related to the accretion of this obligation was $0.4 million for the three months ended March 31, 2015.

In June 2013, the Company finalized the terms of its memorandum of understanding with the State of Ohio, which included an agreement by the Company to pay a relocation fee in return for being able to relocate its existing racetracks in Toledo and Grove City to Dayton and Austintown, respectively. Upon opening of these two racinos in Ohio in the third quarter of 2014, the relocation fee for each new racino was recorded at the present value of the contractual obligation, which was calculated to be $75 million based on the 5% discount rate included in the agreement.  The relocation fee for each facility is payable as follows: $7.5 million upon the opening of the facility and eighteen semi-annual payments of $4.8 million beginning one year from the commencement of operations. This obligation is accreted to interest expense at an effective yield of 5.0%. The amount included in interest expense related to this obligation was $1.7 million for the three months ended March 31, 2015.

The City of Lawrenceburg Department of Redevelopment recently completed construction of a hotel and event center located less than a mile away from Hollywood Casino Lawrenceburg. Effective in mid January 2015, by contractual agreement, a repayment obligation for the hotel and event center was assumed by a wholly-owned subsidiary of the Company in the amount of $15.3 million, which was financed through a loan with the City of Lawrenceburg Department of Redevelopment.  The Company is obligated to make annual payments on the loan of approximately $1 million for twenty years beginning January 2016. This obligation is accreted to interest expense at its effective yield of 3.0%. The amount included in interest expense related to this obligation was $0.1 million for the three months ended March 31, 2015.

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

At March 31, 2015, the Company was in compliance with all required financial covenants.

Outlook

The spin-off transaction with GLPI will continue to have a material impact on our results of operations, capital structure and management. For a discussion of these impacts, see “Spin-Off of Real Estate Assets through a Real Estate Assets through a Real Estate Investment Trust” and “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. Based on our current level of operations, we believe that cash generated from operations and cash on hand, together with amounts available under our senior secured credit facility, will be adequate to meet our anticipated rental obligation, debt service requirements, capital expenditures and working capital needs for the foreseeable future. However, we cannot be certain that our business will generate sufficient cash flow from operations, that our anticipated earnings projections will be realized, or that future borrowings will be available under our senior secured credit facility or otherwise will be available to enable us to service our indebtedness, including the senior secured credit facility and the $300 million 5.875% senior unsecured notes, to retire or redeem the $300 million 5.875% senior unsecured notes when required or to make anticipated capital expenditures. In addition, we expect a majority of our future growth to come from acquisitions of gaming properties at reasonable valuations, greenfield projects, jurisdictional expansions and property expansion in under-penetrated markets. If we consummate significant acquisitions in the future or undertake any significant property expansions, our cash requirements may increase significantly and we may need to make additional borrowings or complete equity or debt financings to meet these requirements. Our future operating performance and our ability to service or refinance our debt will be subject to future economic conditions and to financial, business and other factors, many of which are beyond our control. See “Risk Factors—Risks Related to Our Capital Structure” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 for a discussion of the risk related to our capital structure.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The table below provides information at March 31, 2015 about our financial instruments that are sensitive to changes in interest rates. For debt obligations, the table presents notional amounts maturing during the period and the related weighted-average interest rates by maturity dates. Notional amounts are used to calculate the contractual payments to be exchanged by maturity date and the weighted-average interest rates are based on implied forward LIBOR rates at March 31, 2015.

	04/01/15 - 03/31/16	04/01/16 - 03/31/17	04/01/17 - 03/31/18	04/01/18 - 03/31/19	04/01/19 - 03/31/20	Thereafter	Total	Fair Value 03/31/15
	(in thousands)
Long-term debt:
Fixed rate	$—	$—	$—	$—	$—	$300,000	$300,000	$299,250
Average interest rate						5.88%

Variable rate	$30,625	$43,125	$52,500	$467,500	$2,500	$234,375	$830,625	$825,313
Average interest rate (1)	3.64%	3.75%	3.82%	3.86%	4.67%	4.12%

(1)                                 Estimated rate, reflective of forward LIBOR plus the spread over LIBOR applicable to variable-rate borrowing.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Controls and Procedures

The Company’s management, under the supervision and with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of March 31, 2015, which is the end of the period covered by this Quarterly Report on Form 10-Q. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well-designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2015 to ensure that information required to be disclosed by the Company in reports we file or submit under the Exchange Act is (i) recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the United States Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to the Company’s management, including the Company’s principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

There were no changes that occurred during the fiscal quarter covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonable likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1 — LEGAL PROCEEDINGS

Information in response to this Item is incorporated by reference to the information set forth in “Note 6: Commitments and Contingencies” in the Notes to the condensed consolidated financial statements in Part I of this Quarterly Report on Form 10-Q.

ITEM 1A — RISK FACTORS

We are not aware of any material changes to the risk factors described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

ITEM 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Program

January 1, 2015 - January 31, 2015	117,978	$13.49	N/A	N/A
February 1, 2015 - February 28, 2015	—	—	N/A	N/A
March 1, 2015 - March 31, 2015	14,934	16.38	N/A	N/A

(1)         The shares repurchased in the table above represent repurchases of shares from employees who surrendered a portion of their shares received through the Company’s stock-based compensation plans to cover their associated minimum income tax withholding obligations.

ITEM 3 — DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 — MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5 — OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

Exhibit	Description of Exhibit

10.1	Agreement and Plan of Merger, dated April 28, 2015, by and among Penn National Gaming, Inc., Tropicana Las Vegas

Hotel and Casino, Inc., LV Merger Sub, Inc. and Trilliant Gaming Nevada Inc. (Incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K, filed on April 29, 2015).

10.2

First Amendment and Incremental Joinder Agreement, dated April 28, 2015, with certain subsidiaries of Penn National Gaming, Inc. party thereto as guarantors and Bank of America, N.A., as administrative agent, collateral agent, swingline lender and letter of credit issuer. (Incorporated by reference to Exhibit 10.2 to the Company’s current report on Form 8-K, filed on April 29, 2015).

31.1*	CEO Certification pursuant to rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934

31.2*	CFO Certification pursuant to rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934

32.1*	CEO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	CFO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Balance Sheets at March 31, 2015 and December 31, 2014, (ii) the Condensed Consolidated Statements of Operations for the three months ended March 31, 2015 and 2014, (iii) the Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2015 and 2014, (iv) the Condensed Consolidated Statements of Changes in Shareholders’ Equity for the three months ended March 31, 2015 and 2014, (v) the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2015 and 2014 and (vi) the notes to the Condensed Consolidated Financial Statements, tagged as blocks of text.

*                                         Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PENN NATIONAL GAMING, INC.

May 6, 2015	By:	/s/ Timothy J. Wilmott
Timothy J. Wilmott
Chief Executive Officer and President

EXHIBIT INDEX

Exhibit	Description of Exhibit

10.1

Agreement and Plan of Merger, dated April 28, 2015, by and among Penn National Gaming, Inc., Tropicana Las Vegas Hotel and Casino, Inc., LV Merger Sub, Inc. and Trilliant Gaming Nevada Inc. (Incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K, filed on April 29, 2015).

10.2

First Amendment and Incremental Joinder Agreement, dated April 28, 2015, with certain subsidiaries of Penn National Gaming, Inc. party thereto as guarantors and Bank of America, N.A., as administrative agent, collateral agent, swingline lender and letter of credit issuer. (Incorporated by reference to Exhibit 10.2 to the Company’s current report on Form 8-K, filed on April 29, 2015).

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

101

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Balance Sheets at March 31, 2015 and December 31, 2014, (ii) the Condensed Consolidated Statements of Operations for the three months ended March 31, 2015 and 2014, (iii) the Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2015 and 2014, (iv) the Condensed Consolidated Statements of Changes in Shareholders’ Equity for the three months ended March 31, 2015 and 2014, (v) the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2015 and 2014 and (vi) the notes to the Condensed Consolidated Financial Statements, tagged as blocks of text.

*                                         Filed herewith.