Form 10-Q
period 2015-06-30
PENN NATIONAL GAMING INC
filed 2015-08-06
CIK 921738

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title	Outstanding as of July 27, 2015
Common Stock, par value $.01 per share	80,185,538 (includes 134,567 shares of restricted stock)

This document contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  These statements can be identified by the use of forward-looking terminology such as “believes,” “estimates,” “expects,” “intends,” “may,” “will,” “should” or “anticipates” or the negative or other variation of these or similar words, or by discussions of future events, strategies, or risks and uncertainties.  Actual results may vary materially from expectations.  Although Penn National Gaming, Inc. (“Penn”) and its subsidiaries (together with Penn, collectively, the “Company”) believe that our expectations are based on reasonable assumptions within the bounds of our knowledge of our business, there can be no assurance that actual results will not differ materially from our expectations.  Meaningful factors that could cause actual results to differ from expectations include, but are not limited to, risks related to the following: our ability to obtain timely regulatory approvals required to own, develop and/or operate our facilities, or other delays or impediments to completing our planned acquisitions or projects; our ability to secure federal, state and local permits and approvals necessary for our construction projects; construction factors, including delays, unexpected remediation costs, local opposition, organized labor, and increased cost of labor and materials; our ability to maintain agreements with our horsemen, pari-mutuel clerks and other organized labor groups; the passage of state, federal or local legislation (including referenda) that would expand, restrict, further tax, prevent or negatively impact operations in or adjacent to the jurisdictions in which we do or seek to do business (such as a smoking ban at any of our facilities); the effects of local and national economic, credit, capital market, housing, and energy conditions on the economy in general and on the gaming and lodging industries in particular; the activities of our competitors and the rapid emergence of new competitors (traditional, internet and sweepstakes based and taverns); increases in the effective rate of taxation at any of our properties or at the corporate level; our ability to identify attractive acquisition and development opportunities and to agree to terms with, and maintain good relationships with partners/municipalities for such transactions; the costs and risks involved in the pursuit of such opportunities and our ability to complete the acquisition or development of, and achieve the expected returns from, such opportunities; our expectations for the continued availability and cost of capital; the outcome of pending legal proceedings, including the ongoing appeal by the Ohio Roundtable addressing the legality of video lottery terminals in Ohio and litigation surrounding our withdrawal from a gaming project in Western Pennsylvania; changes in accounting standards; the impact of weather; with respect to the proposed Jamul project near San Diego, California, particular risks associated with financing a project of this type, sovereign immunity, local opposition (including several pending lawsuits), and building a complex project on a relatively small parcel; with respect to our Massachusetts project, the ultimate location of the other gaming facilities in the state; with respect to our pending acquisition of Tropicana Las Vegas Hotel and Casino, risks relating to required regulatory approvals and other conditions to closing, higher leverage, the successful integration of the acquisition, our ability to successfully leverage our player database, market conditions affecting the Las Vegas Strip, ongoing litigation, labor relations, future capital expenditures, the risks associated with construction projects (such as delays and unexpected costs) and the availability and cost of capital; with respect to our social and other interactive gaming endeavors, risks related to ultimate profitability, cyber-security, data privacy, intellectual property and legal and regulatory challenges; and other factors as discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, subsequent Quarterly Report on Form 10-Q and Current Reports on Form 8-K as filed with the United States Securities and Exchange Commission.  The Company does not intend to update publicly any forward-looking statements except as required by law.

PENN NATIONAL GAMING, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Penn National Gaming, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

	June 30,	December 31,
	2015	2014
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$233,118	$208,673
Receivables, net of allowance for doubtful accounts of $2,071 and $2,004 at June 30, 2015 and December 31, 2014, respectively	45,135	41,618
Prepaid expenses	62,185	68,947
Deferred income taxes	50,751	55,579
Other current assets	15,452	11,189
Total current assets	406,641	386,006
Property and equipment, net	835,462	769,145
Other assets
Investment in and advances to unconsolidated affiliates	173,726	179,551
Goodwill	274,764	277,582
Other intangible assets, net	370,820	370,562
Deferred income taxes	76,135	79,067
Advances to the Jamul Tribe	108,142	62,048
Other assets	79,358	87,318
Total other assets	1,082,945	1,056,128
Total assets	$2,325,048	$2,211,279

Liabilities
Current liabilities
Current maturities of long-term debt	$44,015	$30,853
Accounts payable	73,393	43,136
Accrued expenses	136,681	130,818
Accrued interest	8,781	5,163
Accrued salaries and wages	86,069	84,034
Gaming, pari-mutuel, property, and other taxes	62,965	52,132
Insurance financing	6,092	13,680
Other current liabilities	73,528	75,703
Total current liabilities	491,524	435,519

Long-term liabilities
Long-term debt, net of current maturities and debt issuance costs	1,216,908	1,204,828
Noncurrent tax liabilities	9,935	8,188
Other noncurrent liabilities	7,460	8,258
Total long-term liabilities	1,234,303	1,221,274

Shareholders’ equity
Series C Preferred stock ($.01 par value, 18,500 shares authorized, 8,624 shares issued at June 30, 2015 and December 31, 2014)	—	—
Common stock ($.01 par value, 200,000,000 shares authorized, 80,115,538 and 79,161,817 shares issued at June 30, 2015 and December 31, 2014, respectively)	795	786
Additional paid-in capital	936,391	918,370
Retained deficit	(335,506)	(363,388)
Accumulated other comprehensive loss	(2,459)	(1,282)
Total shareholders’ equity	599,221	554,486
Total liabilities and shareholders’ equity	$2,325,048	$2,211,279

See accompanying notes to the condensed consolidated financial statements.

Penn National Gaming, Inc. and Subsidiaries

Condensed Consolidated Statements of Income

(in thousands, except per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Revenues
Gaming	$618,919	$576,158	$1,210,255	$1,146,841
Food, beverage and other	117,421	110,574	226,184	215,444
Management service fee	2,816	3,105	4,743	5,563
Revenues	739,156	689,837	1,441,182	1,367,848
Less promotional allowances	(38,200)	(37,691)	(76,088)	(74,622)
Net revenues	700,956	652,146	1,365,094	1,293,226

Operating expenses
Gaming	313,616	284,107	608,511	570,184
Food, beverage and other	82,803	80,403	160,732	157,941
General and administrative	118,572	107,898	234,641	215,637
Rental expense related to Master Lease	109,519	104,613	218,364	208,922
Depreciation and amortization	41,752	47,183	84,674	94,549
Impairment losses	—	4,560	—	4,560
Total operating expenses	666,262	628,764	1,306,922	1,251,793
Income from operations	34,694	23,382	58,172	41,433

Other income (expenses)
Interest expense	(12,295)	(10,892)	(24,458)	(22,187)
Interest income	2,443	790	4,313	1,257
Income from unconsolidated affiliates	4,154	1,473	8,136	3,956
Other	(956)	(1,823)	2,133	(192)
Total other expenses	(6,654)	(10,452)	(9,876)	(17,166)

Income from operations before income taxes	28,040	12,930	48,296	24,267
Income tax provision	11,154	8,754	20,414	15,554
Net income	$16,886	$4,176	$27,882	$8,713

Earnings per common share:
Basic earnings per common share	$0.19	$0.05	$0.32	$0.10
Diluted earnings per common share	$0.19	$0.05	$0.31	$0.10

See accompanying notes to the condensed consolidated financial statements.

Penn National Gaming, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income

(in thousands) (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Net income	$16,886	$4,176	$27,882	$8,713
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment during the period	539	619	(1,177)	(81)
Other comprehensive income (loss)	539	619	(1,177)	(81)
Comprehensive income	$17,425	$4,795	$26,705	$8,632

See accompanying notes to the condensed consolidated financial statements.

Penn National Gaming, Inc. and Subsidiaries

Condensed Consolidated Statements of Changes in Shareholders’ Equity

(in thousands, except share data) (unaudited)

	Preferred Stock		Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity
Balance, December 31, 2013	8,624	$—	77,788,393	$775	$887,556	$(130,314)	$383	$758,400
Share-based compensation arrangements, net of tax benefits of $9,591	—	—	839,090	6	20,715	—	—	20,721
Foreign currency translation adjustment	—	—	—	—	—	—	(81)	(81)
Net income	—	—	—	—	—	8,713	—	8,713
Balance, June 30, 2014	8,624	$—	78,627,483	$781	$908,271	$(121,601)	$302	$787,753

Balance, December 31, 2014	8,624	$—	79,161,817	$786	$918,370	$(363,388)	$(1,282)	$554,486
Share-based compensation arrangements, net of tax benefits of $8,036	—	—	953,721	9	18,021	—	—	18,030
Foreign currency translation adjustment	—	—	—	—	—	—	(1,177)	(1,177)
Net income	—	—	—	—	—	27,882	—	27,882
Balance, June 30, 2015	8,624	$—	80,115,538	$795	$936,391	$(335,506)	$(2,459)	$599,221

See accompanying notes to the condensed consolidated financial statements.

Penn National Gaming, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(in thousands) (unaudited)

Six Months Ended June 30,	2015	2014
Operating activities
Net income	$27,882	$8,713
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	84,674	94,549
Amortization of items charged to interest expense	3,008	3,022
Accretion of settlement values on long term obligations	707	—
Loss (gain) on sale of fixed assets	388	(47)
Income from unconsolidated affiliates	(8,136)	(3,956)
Distributions of earnings from unconsolidated affiliates	14,000	11,000
Deferred income taxes	8,805	(7,401)
Charge for stock-based compensation	4,421	5,096
Impairment losses and writedowns	—	7,860
(Increase) decrease, net of businesses acquired
Accounts receivable	(3,462)	(16,983)
Prepaid expenses and other current assets	2,537	(5,749)
Other assets	5,750	4,303
Increase (decrease), net of businesses acquired
Accounts payable	6,633	24,115
Accrued expenses	6,148	(8,837)
Accrued interest	3,618	(2,030)
Accrued salaries and wages	2,035	(6,293)
Gaming, pari-mutuel, property and other taxes	10,833	4,009
Income taxes	5,735	1,337
Other current and noncurrent liabilities	(2,973)	3,467
Other noncurrent tax liabilities	2,791	5,698
Net cash provided by operating activities	175,394	121,873
Investing activities
Capital project expenditures, net of reimbursements	(90,324)	(36,041)
Capital maintenance expenditures	(30,165)	(44,273)
Advances to the Jamul Tribe	(38,452)	(18,856)
Proceeds from sale of property and equipment	375	176
Investment in joint ventures	(328)	(1,000)
(Increase) decrease in cash in escrow	(4,000)	18,000
Acquisition of businesses and gaming and other licenses	(248)	(88,185)
Net cash used in investing activities	(163,142)	(170,179)
Financing activities
Proceeds from exercise of options	5,518	6,034
Proceeds from issuance of long-term debt, net of issuance costs	60,000	—
Principal payments on long-term debt	(53,773)	(13,866)
Proceeds from insurance financing	885	14,816
Payments on insurance financing	(8,473)	(9,965)
Tax benefit from stock options exercised	8,036	9,591
Net cash provided by financing activities	12,193	6,610
Net increase (decrease) in cash and cash equivalents	24,445	(41,696)
Cash and cash equivalents at beginning of year	208,673	292,995
Cash and cash equivalents at end of period	$233,118	$251,299

Supplemental disclosure
Interest expense paid, net of amounts capitalized	$17,114	$21,187
Income taxes paid	$432	$3,030

See accompanying notes to the condensed consolidated financial statements.

Non-cash transaction:  In January 2015, a repayment obligation for a hotel and event center near Hollywood Casino Lawrenceburg was assumed by a subsidiary of the Company, which was financed through a loan with the City of Lawrenceburg Department of Redevelopment. This non-cash transaction increased property and equipment, net and total debt by $15.3 million. See Note 6 for further detail.

Penn National Gaming, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

1.  Organization and Basis of Presentation

Penn National Gaming, Inc. (“Penn”) and together with its subsidiaries (collectively, the “Company”) is a diversified, multi-jurisdictional owner and manager of gaming and pari-mutuel properties. As of June 30, 2015, the Company owned, managed, or had ownership interests in twenty-six facilities in the following seventeen jurisdictions: Florida, Illinois, Indiana, Kansas, Maine, Maryland, Massachusetts, Mississippi, Missouri, Nevada, New Jersey, New Mexico, Ohio, Pennsylvania, Texas, West Virginia and Ontario, Canada.

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

Operating results for the three and six months ended June 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015. The notes to the consolidated financial statements contained in the Annual Report on Form 10-K for the year ended December 31, 2014 should be read in conjunction with these condensed consolidated financial statements.  The December 31, 2014 financial information has been derived from the Company’s audited consolidated financial statements.

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

The amounts included in promotional allowances for the three and six months ended June 30, 2015 and 2014 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in thousands)
Rooms	$8,903	$8,426	$17,239	$16,497
Food and beverage	27,215	26,790	54,651	53,389
Other	2,082	2,475	4,198	4,736
Total promotional allowances	$38,200	$37,691	$76,088	$74,622

The estimated cost of providing such complimentary services for the three and six months ended June 30, 2015 and 2014 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in thousands)
Rooms	$974	$891	$1,909	$1,758
Food and beverage	10,657	11,247	21,486	22,215
Other	873	913	1,711	1,755
Total cost of complimentary services	$12,504	$13,051	$25,106	$25,728

Gaming and Racing Taxes

The Company is subject to gaming and pari-mutuel taxes based on gross gaming revenue and pari-mutuel revenue in the jurisdictions in which it operates. The Company primarily recognizes gaming and pari-mutuel tax expense based on the statutorily required percentage of revenue that is required to be paid to state and local jurisdictions in the states where or in which wagering occurs. In certain states in which the Company operates, gaming taxes are based on graduated rates. The Company records gaming tax expense at the Company’s estimated effective gaming tax rate for the year, considering estimated taxable gaming revenue and the applicable rates. Such estimates are adjusted each interim period. If gaming tax rates change during the year, such changes are applied prospectively in the determination of gaming tax expense in future interim periods. Finally, the Company recognizes purse expense based on the statutorily required percentage of revenue that is required to be paid out in the form of purses to the winning owners of horse races run at the Company’s racetracks in the period in which wagering occurs. For the three and six months ended June 30, 2015, these expenses, which are recorded primarily within gaming expense in the condensed consolidated statements of income, were $244.5 million and $471.6  million, as compared to $223.2 million and $442.6 million for the three and six months ended June 30, 2014, respectively.

Rental Expense related to the Master Lease

As of June 30, 2015, the Company leases from Gaming and Leisure Properties, Inc. (“GLPI”) real property assets associated with eighteen of the Company’s gaming and related facilities used in the Company’s operations under a “triple net” master lease agreement (“Master Lease”).

The rent structure under the Master Lease, which became effective November 1, 2013, includes a fixed component, a portion of which is subject to an annual escalator of up to 2% if certain rent coverage ratio thresholds are met, and a variable component that is based on the performance of the facilities, which is prospectively adjusted, subject to a floor of zero (i) every five years by an amount equal to 4% of the average change to net revenues of all facilities under the Master Lease (other than Hollywood Casino Columbus and Hollywood Casino Toledo) during the preceding five years, and (ii) monthly by an amount equal to 20% of the change in net revenues of Hollywood Casino Columbus and Hollywood Casino Toledo during the preceding month.  In addition, with the openings of Hollywood Gaming at Mahoning Valley Race Course and Hollywood Gaming at Dayton Raceway in the third quarter of 2014, these properties began paying rent subject to the terms of the Master Lease, for which the annual rental obligation is calculated as 10% of the real estate construction costs paid for by GLPI related to these facilities.

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

Total rental expense under the Master Lease for the three and six months ended June 30, 2015 was $109.5 million and $218.4 million, as compared to $104.6 million and $208.9 million for the three and six months ended June 30, 2014, respectively.

Long-term asset related to the Jamul Tribe

On April 5, 2013, the Company announced that, subject to final National Indian Gaming Commission approval, it and the Jamul Indian Village of California (the “Jamul Tribe”) had entered into definitive agreements to jointly develop a Hollywood Casino branded gaming facility on the Jamul Tribe’s trust land in San Diego County, California.  The definitive agreements were entered into to: (i) secure the development, management, and branding services of the Company to assist the Jamul Tribe during the pre-development and entitlement phase of the project; (ii) set forth the terms and conditions under which the Company will provide a loan or loans to the Jamul Tribe to fund certain development costs; and (iii) create an exclusive arrangement between the parties.

The Jamul Tribe is a federally recognized Indian Tribe holding a government-to-government relationship with the U.S. through the U.S. Department of the Interior’s Bureau of Indian Affairs and possesses certain inherent powers of self-government.  The Jamul Tribe is the beneficial owner of approximately six acres of reservation land located within the exterior boundaries of the State of California held by the U.S. in trust for the Jamul Tribe (the “Property”).  The Jamul Tribe exercises jurisdiction over the Property pursuant to its powers of self-government and consistent with the resolutions and ordinances of the Jamul Tribe.  The arrangement between the Jamul Tribe and the Company provides the Jamul Tribe with the expertise, knowledge and capacity of a proven developer and operator of gaming facilities and provides the Company with the exclusive right to administer and oversee planning, designing, development, construction management, and coordination during the development and construction of the project as well as the management of a gaming facility on the Property.

The proposed $390 million development project will include a three-story gaming and entertainment facility of approximately 200,000 square feet featuring over 1,700 slot machines, 43 live table games, including poker, multiple restaurants, bars and lounges and a partially enclosed parking structure with over 1,800 spaces.  In mid-January 2014, the Company announced the commencement of construction activities at the site and it is anticipated that the facility will open in mid-2016.  The Company may, under certain circumstances, provide backstop financing to the Jamul Tribe in connection with the project and, upon opening, will manage and provide branding for the casino. The Company has a conditional loan commitment to the Jamul Tribe (that can be terminated under certain circumstances) for up to $400 million and anticipates it will fund approximately $390 million related to this development.

The Company is accounting for the development agreement and related loan commitment letter with the Jamul Tribe as a loan (note receivable) with accrued interest in accordance with ASC 310 “Receivables.”  The loan represents advances made by the Company to the Jamul Tribe for the development and construction of a gaming facility for the Jamul Tribe on reservation land.  As such, the Jamul Tribe will own the casino and its related assets and liabilities.  San Diego Gaming Ventures, LLC (a wholly owned subsidiary of the Company) is a separate legal entity established to account for the loan and, upon completion of the project and subsequent commencement of gaming operations on the Property, will be the Penn entity which receives management and licensing fees from the Jamul Tribe.  The Company has a note receivable with the Jamul Tribe for $108.1 million and $62.0 million, which includes accrued interest of $7.2 million and $3.3 million, at June 30, 2015 and December 31, 2014, respectively. Collectability of the note receivable will be derived from the revenues of the casino operations once the project is completed.  Based on the Company’s current progress with this project, the Company believes collectability of the note is highly certain.  However, in the event that the Company’s internal projections related to the profitability of this project and/or the timing of the opening are inaccurate, the Company may be required to record a reserve related to the collectability of this note receivable.

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

At June 30, 2015 and 2014, the Company had outstanding 8,624 shares of Series C Convertible Preferred Stock. The Company determined that both classes of preferred stock qualified as a participating security as defined in ASC 260 since these securities participate in dividends with the Company’s common stock. In accordance with ASC 260, a company is required to use the two-class method when computing EPS when a company has a security that qualifies as a “participating security.” The two-class method is an earnings allocation formula that determines EPS for each class of common stock and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings. A participating security is included in the computation of basic EPS using the two-class method. Under the two-class method, basic EPS for the Company’s common stock is computed by dividing net income applicable to common stock by the weighted-average common shares outstanding during the period. Diluted EPS for the Company’s common stock is computed using the more dilutive of the two-class method or the if-converted method.

The following table sets forth the allocation of net income for the three and six months ended June 30, 2015 and 2014 under the two-class method:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in thousands)

Net income	$16,886	$4,176	$27,882	$8,713
Net income applicable to preferred stock	1,648	414	2,726	866
Net income applicable to common stock	$15,238	$3,762	$25,156	$7,847

The following table reconciles the weighted-average common shares outstanding used in the calculation of basic EPS to the weighted-average common shares outstanding used in the calculation of diluted EPS for the three and six months ended June 30, 2015 and 2014:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in thousands)
Determination of shares:
Weighted-average common shares outstanding	79,758	78,458	79,580	78,189
Assumed conversion of dilutive employee stock-based awards	2,298	1,800	2,301	1,903
Assumed conversion of restricted stock	49	54	60	97
Diluted weighted-average common shares outstanding before participating security	82,105	80,312	81,941	80,189
Assumed conversion of preferred stock	8,624	8,624	8,624	8,624
Diluted weighted-average common shares outstanding	90,729	88,936	90,565	88,813

Options to purchase 1,604,583 shares and 935,147 shares were outstanding during the six months ended June 30, 2015 and 2014, respectively, but were not included in the computation of diluted EPS because they were antidilutive.

The following table presents the calculation of basic EPS for the Company’s common stock (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Calculation of basic EPS:
Net income applicable to common stock	$15,238	$3,762	$25,156	$7,847
Weighted-average common shares outstanding	79,758	78,458	79,580	78,189
Basic EPS	$0.19	$0.05	$0.32	$0.10

The following table presents the calculation of diluted EPS for the Company’s common stock (in thousands, except per share data):

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Calculation of diluted EPS using two-class method:
Net income applicable to common stock	$15,238	$3,762	$25,156	$7,847
Diluted weighted-average common shares outstanding before participating security	82,105	80,312	81,941	80,189
Diluted EPS	$0.19	$0.05	$0.31	$0.10

Stock-Based Compensation

The Company accounts for stock compensation under ASC 718, “Compensation-Stock Compensation,” which requires the Company to expense the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. This expense is recognized ratably over the requisite service period following the date of grant.

The fair value for stock options was estimated at the date of grant using the Black-Scholes option-pricing model, which requires management to make certain assumptions. The risk-free interest rate was based on the U.S. Treasury spot rate with a term equal to the expected life assumed at the date of grant. Expected volatility was estimated based on the historical volatility of the Company’s stock price over a period of 5.45 years, in order to match the expected life of the options at the grant date. Historically, at the grant date, there has been no expected dividend yield assumption since the Company has not paid any cash dividends on its common stock since its initial public offering in May 1994 and since the Company intends to retain all of its earnings to finance the development of its business for the foreseeable future. The weighted-average expected life was based on the contractual term of the stock option and expected employee exercise dates, which was based on the historical and expected exercise behavior of the Company’s employees.  The Company granted 1,689,357 stock options during the six months ended June 30, 2015.

Stock-based compensation expense for the three and six months ended June 30, 2015 was $2.3 million and $4.4 million, as compared to $2.5 million and $5.1 million for the three and six months ended June 30, 2014, respectively, and is included within the condensed consolidated statements of income under general and administrative expense.

The Company’s cash-settled phantom stock unit awards (“PSUs”), which vest over a period of three to five years, entitle employees and directors to receive cash based on the fair value of the Company’s common stock on the vesting date.  The PSUs are accounted for as liability awards and are re-measured at fair value each reporting period until they become vested with compensation expense being recognized over the requisite service period in accordance with ASC 718-30, “Compensation—Stock Compensation, Awards Classified as Liabilities.” The Company had a liability, which is included in accrued salaries and wages within the condensed consolidated balance sheets, associated with its PSUs of $11.9 million and $8.2 million at June 30, 2015 and December 31, 2014, respectively. For PSUs held by Penn employees, there was $25.2 million of total unrecognized compensation cost at June 30, 2015 that will be recognized over the grants remaining weighted average vesting period of 2.1 years. For the three and six months ended June 30, 2015, the Company recognized $5.0 million and $9.5 million of compensation expense associated with these awards, as compared to $1.2 million and $2.6 million for the three and six months ended June 30, 2014.  The increase was primarily due to the stock price increase for both Penn and GLPI awards held by Penn employees in the current year compared with stock price declines in the prior year.  Amounts paid by the Company for the three and six months ended June 30, 2015 on these cash-settled awards totaled $0.1 million and $5.3 million, as compared to $0.1 million and $6.0 million for the three and six months ended June 30, 2014, respectively.

For the Company’s stock appreciation rights (“SARs”), the fair value of the SARs is calculated during each reporting period and estimated using the Black-Scholes option pricing model based on the various inputs discussed below. The Company’s SARs, which vest over a period of four years, are accounted for as liability awards since they will be settled in cash. The Company had a liability, which is included in accrued salaries and wages within the condensed consolidated balance sheets, associated with its SARs of $11.1 million and $6.3 million at June 30, 2015 and December 31, 2014, respectively. For SARs held by Penn employees, there was $10.2 million of total unrecognized compensation cost at June 30, 2015 that will be recognized over the awards remaining weighted average vesting period of 2.84 years. For the three and six months ended June 30, 2015, the Company recognized $2.5 million and $7.1 million of compensation expense associated with these awards, as compared to ($0.2) million and $0.1 million for the three and six months ended June 30, 2014, respectively. The increase was primarily due to the stock price increase for both Penn and GLPI awards held by Penn employees in the current year compared with stock price declines in the prior year.  Amounts paid by the Company for the three and six months ended June 30, 2015 on these cash-settled awards totaled $0.5 million and $2.3 million, as compared to $0.7 million and $1.2 million for the three and six months ended June 30, 2014, respectively.

The following are the weighted-average assumptions used in the Black-Scholes option-pricing model at June 30, 2015 and 2014:

	2015	2014

Risk-free interest rate	1.75%	1.68%
Expected volatility	32.52%	44.80%
Dividend yield	—	—
Weighted-average expected life (years)	5.45	5.45

Segment Information

The Company’s Chief Executive Officer and President, who is the Company’s Chief Operating Decision Maker, as that term is defined in ASC 280, “Segment Reporting” (“ASC 280”), measures and assesses the Company’s business performance based on regional operations of various properties grouped together based primarily on their geographic locations. The Company’s reportable segments are: (i) East/Midwest, (ii) West, and (iii) Southern Plains.

The East/Midwest reportable segment consists of the following properties: Hollywood Casino at Charles Town Races, Hollywood Casino Bangor, Hollywood Casino at Penn National Race Course, Hollywood Casino Lawrenceburg, Hollywood Casino Toledo, Hollywood Casino Columbus, Hollywood Gaming at Dayton Raceway, which opened on August 28, 2014, Hollywood Gaming at Mahoning Valley Race Course, which opened on September 17, 2014, and Plainridge Park Casino, which opened on June 24, 2015.  It also includes the Company’s Casino Rama management service contract.

The West reportable segment consists of the following properties: Zia Park Casino and the M Resort, as well as the Hollywood Casino Jamul — San Diego project with the Jamul Indian Village, which the Company anticipates completing in mid-2016.  This segment will also include the results of Tropicana Las Vegas Hotel and Casino (“Tropicana Las Vegas” or “Tropicana”) once this acquisition is consummated.

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

Other Comprehensive Income

The Company accounts for comprehensive income in accordance with ASC 220, “Comprehensive Income,” which establishes standards for the reporting and presentation of comprehensive income in the consolidated financial statements. The Company presents comprehensive income in two separate but consecutive statements. For the three and six months ended June 30, 2015 and 2014, the only component of accumulated other comprehensive income was foreign currency translation adjustments.

3.  New Accounting Pronouncements

In April 2015, the FASB issued revised guidance to simplify the presentation of debt issuance costs in the balance sheet.  The revised guidance requires debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with the existing presentation of debt discounts.  The recognition and measurement guidance for debt issuance costs are not affected by this revised guidance, and therefore there is no impact to the statement of income.  The revised guidance is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption of this revised guidance is permitted for financial statements that have not been previously issued. An entity should apply the revised guidance on a retrospective basis, wherein the balance sheet of each individual period presented should be adjusted to reflect the period-specific effects of applying the revised guidance. The Company has elected to early adopt the revised guidance and as such debt issuance costs are now presented as a direct reduction of long-term debt on the Company’s condensed consolidated balance sheets.  See Note 6 for further information regarding debt issuance costs.

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

4.  Pending Acquisition

On April 29, 2015, the Company announced that it entered into a definitive agreement to acquire the Tropicana Las Vegas Hotel and Casino for approximately $360 million.  We believe the planned acquisition will fulfill an important long-term strategic objective of establishing a presence on the Las Vegas Strip.  The Tropicana is a quality facility situated on 35 acres of land located on the Las Vegas Strip with 1,467 remodeled guest rooms and suites, a 50,000 square foot casino gaming floor featuring 844 slot and video poker machines and 38 table games including blackjack, mini-baccarat, craps and roulette, three full-service restaurants, a 1,200 seat performance theater, a 300 seat comedy club, a nightclub, beach club and 2,950 parking spaces.  The transaction is subject to customary closing conditions and regulatory approvals.  The purchase price will be funded by revolving commitments under the Company’s existing senior secured credit facility and approximately $280 million of incremental commitments under an amended senior secured credit facility.  The acquisition is expected to close later this year, subject to the timing of regulatory approvals and other closing conditions.

5.  Property and Equipment

Property and equipment, net, consists of the following:

	June 30,	December 31,
	2015	2014
	(in thousands)

Land and improvements	$56,702	$42,350
Building and improvements	294,187	173,043
Furniture, fixtures, and equipment	1,259,639	1,213,143
Leasehold improvements	248,447	246,047
Construction in progress	8,820	69,367
Total property and equipment	1,867,795	1,743,950
Less accumulated depreciation	(1,032,333)	(974,805)
Property and equipment, net	$835,462	$769,145

Property and equipment, net increased by $66.3 million for the six months ended June 30, 2015 primarily due to the City of Lawrenceburg’s conveyance of a hotel and event center near Hollywood Casino Lawrenceburg (see Note 6 for further detail) and construction costs for the development of Plainridge Park Casino as well as normal capital maintenance expenditures, all of which were partially offset by depreciation expense for the six months ended June 30, 2015.

Depreciation expense totaled $41.8 million and $84.7 million for the three and six months ended June 30, 2015, as compared to $42.0 million and $84.0 million for the three and six months ended June 30, 2014, respectively.  Interest capitalized in connection with major construction projects was $1.2 million and $1.8 million for the three and six months ended June 30, 2015, as compared to $0.1 million and $0.2 million for the three and six months ended June 30, 2014, respectively.

6.  Long-term Debt

Long-term debt, net of current maturities, is as follows:

	June 30,	December 31,
	2015	2014
	(in thousands)

Senior secured credit facility	$813,750	$807,500
$300 million 5.875% senior unsecured notes due November 1, 2021	300,000	300,000
Other long term obligations	170,196	154,189
Capital leases	177	199
	1,284,123	1,261,888
Less current maturities of long-term debt	(44,015)	(30,853)
Less discount on senior secured credit facility Term Loan B	(972)	(1,056)
Less debt issuance costs, net of accumulated amortization of $9.7 million and $6.8 million, respectively	(22,228)	(25,151)
	$1,216,908	$1,204,828

The following is a schedule of future minimum repayments of long-term debt as of June 30, 2015 (in thousands, excluding other long-term obligations attributable to the contingent purchase price consideration related to the purchase of Plainridge Racecourse further discussed below):

Within one year	$44,015
1-3 years	126,953
3-5 years	478,477
Over 5 years	614,781
Total minimum payments	$1,264,226

Senior Secured Credit Facility

The senior secured credit facility consists of a five year $500 million revolver, a five year $500 million Term Loan A facility, and a seven year $250 million Term Loan B facility.  At June 30, 2015, the Company’s senior secured credit facility had a gross outstanding balance of $813.8  million, consisting of a $462.5 million Term Loan A facility, a $246.3 million Term Loan B facility, and $105.0 million outstanding on the revolving credit facility.  Additionally, at June 30, 2015, the Company had conditional obligations under letters of credit issued pursuant to the senior secured credit facility with face amounts aggregating $22.9 million, resulting in $372.1 million of available borrowing capacity as of June 30, 2015 under the revolving credit facility.

Other Long Term Obligations

Other long term obligations at June 30, 2015 of $170.2 million included $19.9 million for the contingent purchase price consideration related to the purchase of Plainridge Racecourse, $135.0 million related to the relocation fees for Hollywood Gaming at Dayton Raceway and Hollywood Gaming at Mahoning Valley Race Course, and $15.3 million related to the repayment obligation of a hotel and event center located near Hollywood Casino Lawrenceburg; all of which are more fully described below.

Plainridge Racecourse

On April 11, 2014, the Company purchased Plainridge Racecourse in Massachusetts, at which the Company began to operate a slots-only gaming facility on June 24, 2015. The associated option and purchase agreement contained contingent purchase price consideration that is calculated based on the actual earnings over the first ten years of operations following the commencement of gaming. The first payment is due 60 days after the completion of the first four full fiscal quarters of operation following the commencement of gaming, and additional payments are due every year for nine years after the first payment. The fair value of this liability was based on an income approach from the Company’s internal earning projections and was discounted at a rate consistent with the risk a third party market participant would require holding the identical instrument as an asset. At each reporting period, the Company assesses the fair value of this obligation and changes in its value are recorded in earnings. The amount included in interest expense related to the change in fair value of this obligation was $0.3 million and $0.7 million for the three and six months ended June 30, 2015, respectively.

Ohio Relocation Fees

In June 2013, the Company finalized the terms of its memorandum of understanding with the State of Ohio, which included an agreement by the Company to pay a relocation fee in return for being able to relocate its existing racetracks in Toledo and Grove City to Dayton and Mahoning Valley, respectively. Upon opening of these two racinos in Ohio in the third quarter of 2014, the relocation fee for each new racino was recorded at the present value of the contractual obligation, which was calculated to be $75 million based on the 5% discount rate included in the agreement.  The relocation fee for each facility is payable as follows: $7.5 million upon the opening of the facility and eighteen semi-annual payments of $4.8 million beginning one year from the commencement of operations. This obligation is accreted to interest expense at an effective yield of 5.0%. The amount included in interest expense related to this obligation was $1.7 million and $3.4 million for the three and six months ended June 30, 2015, respectively.

Event Center

The City of Lawrenceburg Department of Redevelopment recently completed construction of a hotel and event center located less than a mile away from Hollywood Casino Lawrenceburg. Effective in mid-January 2015, by contractual agreement, a repayment obligation for the hotel and event center was assumed by a wholly-owned subsidiary of the Company in the amount of $15.3 million, which was financed through a loan with the City of Lawrenceburg Department of Redevelopment.  The Company is obligated to make annual payments on the loan of approximately $1 million for twenty years beginning January 2016. This obligation is accreted to interest expense at its effective yield of 3.0%. The amount included in interest expense related to this obligation was $0.1 million and $0.2 million for the three and six months ended June 30, 2015, respectively.

Debt Issuance Costs

As discussed in Note 3, the Company elected to early adopt accounting guidance issued in April 2015 to simplify the presentation of debt issuance costs.  This change in accounting principle was implemented retrospectively as of March 31, 2015.  Debt issuance costs that are incurred by the Company in connection with the issuance of debt are deferred and amortized to interest expense using the effective interest method over the contractual term of the underlying indebtedness.  The Company has reclassified debt issuance costs as a direct reduction to the related debt obligation on the balance sheet as of December 31, 2014.

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

At June 30, 2015, the Company was in compliance with all required financial covenants.

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

	East/Midwest	West	Southern Plains	Other	Total
			(in thousands)
Three months ended June 30, 2015
Net revenues	$417,756	$63,664	$213,689	$5,847	$700,956
Income (loss) from operations	27,853	7,410	26,333	(26,902)	34,694
Depreciation and amortization	27,342	2,297	10,697	1,416	41,752
Income (loss) from unconsolidated affiliates	—	—	4,401	(247)	4,154
Capital expenditures	60,150	2,363	8,003	1,184	71,700

Three months ended June 30, 2014
Net revenues	$361,357	$59,033	$224,726	$7,030	$652,146
Income (loss) from operations	17,003	7,426	17,970	(19,017)	23,382
Depreciation and amortization	25,911	1,692	17,573	2,007	47,183
Income (loss) from unconsolidated affiliates	—	—	2,621	(1,148)	1,473
Impairment losses	4,560	—	—	—	4,560
Capital expenditures	16,988	9,617	13,990	2,678	43,273

Six months ended June 30, 2015
Net revenues	$804,300	$126,250	$423,958	$10,586	$1,365,094
Income (loss) from operations	46,947	13,919	50,907	(53,601)	58,172
Depreciation and amortization	55,614	4,685	21,480	2,895	84,674
Income (loss) from unconsolidated affiliates	—	—	8,189	(53)	8,136
Capital expenditures	98,724	5,214	14,451	2,100	120,489

Six months ended June 30, 2014
Net revenues	$710,805	$119,953	$448,483	$13,985	$1,293,226
Income (loss) from operations	26,605	15,482	39,197	(39,851)	41,433
Depreciation and amortization	52,734	3,241	34,824	3,750	94,549
Income (loss) from unconsolidated affiliates	—	—	5,074	(1,118)	3,956
Impairment losses	4,560	—	—	—	4,560
Capital expenditures	27,098	16,047	33,333	3,836	80,314

Balance sheet at June 30, 2015
Total assets	1,090,333	332,962	565,278	336,475	2,325,048
Investment in and advances to unconsolidated affiliates	91	—	109,658	63,977	173,726
Goodwill and other intangible assets, net	264,261	145,198	232,047	4,078	645,584

Balance sheet at December 31, 2014
Total assets	990,031	289,026	592,405	339,817	2,211,279
Investment in and advances to unconsolidated affiliates	94	—	115,469	63,988	179,551
Goodwill and other intangible assets, net	264,147	145,054	234,865	4,078	648,144

9.  Income Taxes

At June 30, 2015 and December 31, 2014, the Company had a net deferred tax asset balance of $126.9 million and $134.6 million, respectively, within its condensed consolidated balance sheets. The Company accounts for income taxes in accordance with ASC 740, “Income Taxes” (“ASC 740”). Under ASC 740, deferred tax assets and liabilities are determined based on the differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities and are measured at the prevailing enacted tax rates that will be in effect when these differences are settled or realized. ASC 740 also requires that deferred tax assets be reduced by a valuation allowance if it is more-likely-than-not that some portion or all of the deferred tax assets will not be realized.

10.  Fair Value Measurements

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

Other long term obligations at June 30, 2015 include the contingent purchase price consideration related to the purchase of Plainridge Racecourse, the relocation fees for Hollywood Gaming at Dayton Raceway and Hollywood Gaming at Mahoning Valley Race Course, and the repayment obligation of a hotel and event center located near Hollywood Casino Lawrenceburg.  The fair value of the Company’s contingent purchase price consideration related to its Plainridge Racecourse acquisition is estimated based on an income approach using a discounted cash flow model and as such is a Level 3 measurement.  At each reporting period, the Company assesses the fair value of this obligation and changes in its value are recorded in earnings. The amount included in interest expense related to the change in fair value of this obligation was $0.3 million and $0.7 million for the three and six months ended June 30, 2015, respectively.  The fair value of the relocation fees for Hollywood Gaming at Dayton Raceway and Hollywood Gaming at Mahoning Valley Race Course approximates its carrying value as the discount rate of 5.0% approximates the market rate of similar debt instruments and as such is a Level 2 measurement.  Finally, the fair value of the repayment obligation for the hotel and event center is estimated based on a rate consistent with comparable municipal bonds and as such is a Level 2 measurement.  See Note 6 for further details regarding the Company’s other long term obligations.

The carrying amounts and estimated fair values by input level of the Company’s financial instruments at June 30, 2015 and December 31, 2014 are as follows (in thousands):

	June 30, 2015
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$233,118	$233,118	$233,118	$—	$—
Financial liabilities:
Long-term debt
Senior secured credit facility	794,619	805,901	700,901	105,000	—
Senior unsecured notes	295,931	300,000	300,000	—	—
Other long-term obligations	170,196	167,575	—	147,679	19,896

	December 31, 2014
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$208,673	$208,673	$208,673	$—	$—
Financial liabilities:
Long-term debt
Senior secured credit facility	785,683	799,556	714,556	85,000	—
Senior unsecured notes	295,610	276,000	276,000	—	—
Other long-term obligations	154,189	154,189	—	135,000	19,189

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our Operations

We are a leading, diversified, multi-jurisdictional owner and manager of gaming and pari-mutuel properties. As of June 30, 2015, we owned, managed, or had ownership interests in twenty-six facilities in the following seventeen jurisdictions: Florida, Illinois, Indiana, Kansas, Maine, Maryland, Massachusetts, Mississippi, Missouri, Nevada, New Jersey, New Mexico, Ohio, Pennsylvania, Texas, West Virginia, and Ontario, Canada. We believe that our portfolio of assets provides us with the benefits of a geographically diversified portfolio of properties that generates significant cash flow from operations.

In 1997, we began our transition from a pari-mutuel company to a diversified gaming company with the acquisition of the Charles Town property and the introduction of video lottery terminals in West Virginia. Since 1997, we have continued to expand our gaming operations through strategic acquisitions, greenfield projects, and property expansions. On June 24, 2015, we opened Plainridge Park Casino, an integrated racing and slots-only gaming facility in Plainville, Massachusetts. On April 28, 2015, we entered into a definitive agreement to acquire Tropicana Las Vegas Hotel and Casino, which acquisition is expected to close later this year, subject to the timing of regulatory approvals and other closing conditions.  In addition, we are constructing a gaming facility on the Jamul Indian Village near San Diego, California, which we anticipate completing in mid-2016.

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

Key performance indicators related to gaming revenue are slot handle and table game drop (volume indicators) and “win” or “hold” percentage. Our typical property slot hold percentage is in the range of 6% to 10% of slot handle, and our typical table game win percentage is in the range of 12% to 27% of table game drop. Slot handle is the gross amount wagered for the period cited. The win or hold percentage is the net amount of gaming wins and losses, with liabilities recognized for accruals related to the anticipated payout of progressive jackpots. Our slot hold percentages have consistently been in the 6% to 10% range over the past several years. Given the stability in our slot hold percentages, we have not experienced significant impacts to earnings from changes in these percentages.

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

Segment Information

The Company’s Chief Executive Officer and President, who is the Company’s Chief Operating Decision Maker, as that term is defined in ASC 280, measures and assesses the Company’s business performance based on regional operations of various properties grouped together based primarily on their geographic locations. The Company’s reportable segments are: (i) East/Midwest, (ii) West, and (iii) Southern Plains.

The East/Midwest reportable segment consists of the following properties: Hollywood Casino at Charles Town Races, Hollywood Casino Bangor, Hollywood Casino at Penn National Race Course, Hollywood Casino Lawrenceburg, Hollywood Casino Toledo, Hollywood Casino Columbus, Hollywood Gaming at Dayton Raceway, which opened on August 28, 2014, Hollywood Gaming at Mahoning Valley Race Course, which opened on September 17, 2014, and Plainridge Park Casino, which opened on June 24, 2015.  It also includes the Company’s Casino Rama management service contract.

The West reportable segment consists of the following properties: Zia Park Casino and the M Resort, as well as the Hollywood Casino Jamul — San Diego project with the Jamul Indian Village, which the Company anticipates completing in mid-2016.  This segment will also include the results of Tropicana Las Vegas once the acquisition is consummated.

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

Executive Summary

Recently we have begun to see signs of stabilization in spending patterns at the majority of our facilities that have not been impacted by recent new competition, however the expansion of newly constructed gaming facilities continues to impact the overall domestic gaming industry as well as our operating results. We believe that recent economic conditions, including, but not limited to, a weak economic recovery, and higher taxes paid by individuals, have resulted in reduced levels of discretionary consumer spending compared to historical levels. Additionally, the expansion of newly constructed gaming facilities has substantially increased competition in many of our regional markets (including some of our larger facilities).

We operate a geographically diversified portfolio comprised largely of new and well maintained regional gaming facilities. This has allowed us to develop what we believe to be a solid base for future growth opportunities. We have also made investments in joint ventures that we believe may allow us to capitalize on additional gaming opportunities in certain states if legislation or referenda are passed that permit and/or expand gaming in these jurisdictions and we are selected as a licensee. Historically, the Company has been reliant on certain key regional gaming markets (for example, its results from Hollywood Casino at Charles Town Races and Hollywood Casino Lawrenceburg). Over the past several years, the Company has diversified its operations via development of new facilities and acquisitions and anticipates further diversifying its reliance on specific properties in connection with its current development pipeline.  For example, we expect that our recent opening in Plainville, Massachusetts is anticipated to significantly increase our ability to generate free cash flow since this property is not part of the Master Lease and as such does not have a rental obligation associated with it.

Financial Highlights:

We reported net revenues and income from operations of $701.0 million and $34.7 million, respectively, for the three months ended June 30, 2015, compared to $652.1 million and $23.4 million, respectively, for the corresponding period in the prior year and net revenues and income from operations of $1,365.1 million and $58.2 million, respectively, for the six months ended June 30, 2015 compared to $1,293.2 million and $41.4 million, respectively for the corresponding period in the prior year.  The major factors affecting our results for the three and six months ended June 30, 2015, as compared to the three and six months ended June 30, 2014, were:

•                  The opening of Hollywood Gaming at Dayton Raceway on August 28, 2014 in our East/Midwest segment, which generated $23.2 million and $45.7 million of net revenues for the three and six months ended June 30, 2015, respectively.

•                  The opening of Hollywood Gaming at Mahoning Valley Race Course on September 17, 2014 in our East/Midwest segment, which generated $25.6 million and $50.4 million of net revenues for the three and six months ended June 30, 2015, respectively.

•                  The opening of Plainridge Park Casino on June 24, 2015 in our East/Midwest segment, which had increased net revenues of $6.3 million and $5.5 million for the three and six months ended June 30, 2015, respectively, as compared to the three and six months ended June 30, 2014.

•                  Competition in our East/Midwest segment for Hollywood Casino Lawrenceburg, namely the opening of a casino in Cincinnati, Ohio in March 2013, as well as more recent openings of a racino at Belterra Park in May 2014 and our own Dayton, Ohio facility in late August 2014.

•                  Increased competition in our East/Midwest segment from the Baltimore, Maryland market, which includes Maryland Live! and Horseshoe Casino Baltimore, which opened at the end of August 2014.

•                  The closure of Argosy Casino Sioux City in our Southern Plains segment on July 30, 2014.

•                  A pre-tax impairment charge of $4.6 million for Hollywood Casino Lawrenceburg in our East/Midwest segment during the three and six months ended June 30, 2014.

•                  Higher general and administrative expenses from corporate overhead costs of $8.3 million and $14.8 million for the three and six months ended June 30, 2015, respectively, compared to the corresponding period in the prior year, primarily due to higher cash-settled stock-based compensation charges of $6.4 million and $13.8 million mainly due to stock price increases for Penn and GLPI common stock during 2015 compared to stock price declines in 2014 as well as higher bonus and other accruals during the six months ended June 30, 2015 as compared to the corresponding period in 2014.

•                 Net income increased by $12.7 million and $19.2 million for the three and six months ended June 30, 2015, respectively, as compared to the three and six months ended June 30, 2014, primarily due to the variances explained above, as well as lower depreciation expense and higher income from unconsolidated affiliates and lower income taxes, partially offset by higher rental expense related to the Master Lease.

Segment Developments:

The following are recent developments that have had or will have an impact on us by segment:

East/Midwest

•                  In June 2012, we announced that we had filed applications with the Ohio Lottery Commission for Video Lottery Sales Agent Licenses for our Ohio racetracks, Raceway Park and Beulah Park, and with the Ohio State Racing Commission for permission to relocate the racetracks to Dayton and Mahoning Valley, respectively. On May 1, 2013, we received approval from the Ohio Racing Commission for our relocation plans. Hollywood Gaming at Mahoning Valley Race Course, which opened on September 17, 2014, features a one-mile thoroughbred track and approximately 860 video lottery terminals, as well as various restaurants, bars and other amenities. Hollywood Gaming at Dayton Raceway, which opened on August 28, 2014, features a 5/8-mile standardbred track and approximately 980 video lottery terminals, as well as various restaurants, bars and other amenities. See the section entitled “Liquidity and Capital Resources—Capital Expenditures” below for further details.

•                  Hollywood Casino Lawrenceburg faced increased competition, with the opening of a casino in Cincinnati, Ohio in March 2013, as well as the more recent openings of a racino at Belterra Park in May 2014 and our own Dayton, Ohio facility in late August 2014.

•                  Hollywood Casino at Charles Town Races faced increased competition from the Baltimore, Maryland market, which includes Maryland Live! and Horseshoe Casino Baltimore, which opened at the end of August 2014. In addition, in December 2013, the license for Prince George’s County, Maryland was granted to MGM. The proposed $1.2 billion casino, which MGM plans to open in the second half of 2016, is anticipated to adversely impact our financial results as it will create additional competition for Hollywood Casino at Charles Town Races.

•                  On February 28, 2014, the Massachusetts Gaming Commission awarded the Company a Category Two slots-only gaming license for its planned Plainridge Park Casino in Plainville, Massachusetts. On June 24, 2015, the Company opened the facility, which features live harness racing and simulcasting, along with 1,250 gaming devices, various dining and entertainment options, structured and surface parking, and a two story clubhouse with approximately 55,000 square feet.

West

•                  On April 5, 2013, we announced that, subject to final National Indian Gaming Commission approval, we and the Jamul Tribe had entered into definitive agreements (including management, development, branding and lending arrangements) to jointly develop a Hollywood Casino branded gaming facility on the Jamul Tribe’s trust land in San Diego County, California. The Hollywood Casino Jamul-San Diego facility is located approximately 20 miles east of downtown San Diego. We recently increased the overall construction budget by $30 million to $390 million for this state of the art development project which will include a three-story gaming and entertainment facility of approximately 200,000 square feet featuring over 1,700 slot machines, 43 live table games, including poker, multiple restaurants, bars and lounges and a partially enclosed parking structure with over 1,800 spaces. In mid-January 2014, we announced the commencement of construction activities at the site and in June 2015, we announced the “Topping Out” marking the halfway point of construction.  It is anticipated that the facility will open in mid-2016. We currently provide financing to the Jamul Tribe in connection with the project and, upon opening, we will manage and provide branding for the casino in exchange for a management fee equal to 30% of the casino’s pretax income, a licensing fee of 1.5% of gross gaming revenues for the Hollywood Casino brand, as well as interest on funds advanced by the Company to develop the project.

•                  On April 29, 2015, we announced that we entered into a definitive agreement to acquire the Tropicana Las Vegas Hotel and Casino for $360 million. The acquisition is subject to customary closing conditions and regulatory approvals, and is expected to close later this year.  The Tropicana Las Vegas Hotel and Casino is situated on 35 acres of land located on the Las Vegas Strip with 1,467 remodeled guest rooms and suites, a 50,000 square foot casino gaming floor featuring 844 slot and video poker machines and 38 table games including blackjack, mini-baccarat, craps and roulette, three full-service restaurants, a 1,200 seat performance theater, a 300 seat comedy club, a nightclub, beach club and 2,950 parking spaces.

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

For further information on our critical accounting estimates, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the notes to our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2014. There has been no material change to these estimates for the six months ended June 30, 2015.

Results of Operations

The following are the most important factors and trends that contribute to our operating performance:

•                  Most of our properties operate in mature competitive markets. As a result, we expect a majority of our future growth to come from prudent acquisitions of gaming properties (such as our November 2012 acquisition of Harrah’s St. Louis gaming and lodging facility from Caesars Entertainment and anticipated acquisition of Tropicana Las Vegas which is expected to close later this year), jurisdictional expansions (such as our June 2015 opening of a slots-only gaming facility in Massachusetts, our planned mid-2016 opening of a Hollywood Casino branded gaming facility on the Jamul Indian Village land in trust which we will manage, the September 2014 opening of Hollywood Gaming at Mahoning Valley Race Course, the August 2014 opening of Hollywood Gaming at Dayton Raceway, the October 2012 opening of Hollywood Casino Columbus, and the May 2012 opening of Hollywood Casino Toledo), expansions of gaming in existing jurisdictions (such as the introduction of table games in

July 2010 at Hollywood Casino at Charles Town Races and Hollywood Casino at Penn National Race Course, and at Hollywood Casino Bangor in March 2012) and expansions/improvements of existing properties (such as a hotel at Zia Park Casino which opened in August 2014).

•                  A number of states are currently considering or implementing legislation to legalize or expand gaming. Such legislation presents both potential opportunities to establish new properties (for example, in Massachusetts, where we opened a slots-only gaming facility on June 24, 2015, in Kansas, where we opened a casino through a joint venture in February 2012, and in Ohio, where we opened casinos in Toledo and Columbus in May 2012 and October 2012, respectively, and opened video lottery terminal facilities at two racetracks in Ohio in the third quarter of 2014) and increased competitive threats to business at our existing properties (such as the introduction/expansion of commercial casinos in Kansas, Maryland, Ohio, and potentially Kentucky, Nebraska and Illinois, and the introduction of tavern licenses in several states, most significantly in Illinois).

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

The consolidated results of operations for the three and six months ended June 30, 2015 and 2014 are summarized below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in thousands)
Revenues:
Gaming	$618,919	$576,158	$1,210,255	$1,146,841
Food, beverage and other	117,421	110,574	226,184	215,444
Management service fee	2,816	3,105	4,743	5,563
Revenues	739,156	689,837	1,441,182	1,367,848
Less promotional allowances	(38,200)	(37,691)	(76,088)	(74,622)
Net revenues	700,956	652,146	1,365,094	1,293,226

Operating expenses:
Gaming	313,616	284,107	608,511	570,184
Food, beverage and other	82,803	80,403	160,732	157,941
General and administrative	118,572	107,898	234,641	215,637
Rental expense related to the Master Lease	109,519	104,613	218,364	208,922
Depreciation and amortization	41,752	47,183	84,674	94,549
Impairment Losses	—	4,560	—	4,560
Total operating expenses	666,262	628,764	1,306,922	1,251,793
Income from operations	$34,694	$23,382	$58,172	$41,433

Certain information regarding our results of operations by segment for the three and six months ended June 30, 2015 and 2014 is summarized below:

	Net Revenues		Income (loss) from Operations
Three Months Ended June 30,	2015	2014	2015	2014
	(in thousands)

East/Midwest	$417,756	$361,357	$27,853	$17,003
West	63,664	59,033	7,410	7,426
Southern Plains	213,689	224,726	26,333	17,970
Other	5,847	7,030	(26,902)	(19,017)
Total	$700,956	$652,146	$34,694	$23,382

	Net Revenues		Income (loss) from Operations
Six Months Ended June 30,	2015	2014	2015	2014
	(in thousands)

East/Midwest	$804,300	$710,805	$46,947	$26,605
West	126,250	119,953	13,919	15,482
Southern Plains	423,958	448,483	50,907	39,197
Other	10,586	13,985	(53,601)	(39,851)
Total	$1,365,094	$1,293,226	$58,172	$41,433

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

The reconciliation of the Company’s income from operations per GAAP to adjusted EBITDA and adjusted EBITDAR, as well as the Company’s net income per GAAP to adjusted EBITDA and adjusted EBITDAR, for the three and six months ended June 30, 2015 and 2014 was as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Net income	$16,886	$4,176	$27,882	$8,713
Income tax provision	11,154	8,754	20,414	15,554
Other	956	1,823	(2,133)	192
Income from unconsolidated affiliates	(4,154)	(1,473)	(8,136)	(3,956)
Interest income	(2,443)	(790)	(4,313)	(1,257)
Interest expense	12,295	10,892	24,458	22,187
Income from operations	$34,694	$23,382	$58,172	$41,433
Loss (gain) on disposal of assets	234	3	388	(47)
Impairment Losses	—	4,560	—	4,560
Charge for stock compensation	2,337	2,517	4,421	5,096
Depreciation and amortization	41,752	47,183	84,674	94,549
Income from unconsolidated affiliates	4,154	1,473	8,136	3,956
Non-operating items for Kansas JV	2,528	2,939	5,278	5,860
Adjusted EBITDA	85,699	82,057	161,069	155,407
Rental expense related to Master Lease	109,519	104,613	218,364	208,922
Adjusted EBITDAR	$195,218	$186,670	$379,433	$364,329

The reconciliation of each segment’s income (loss) from operations to adjusted EBITDA and adjusted EBITDAR for the three and six months ended June 30, 2015 and 2014 were as follows (in thousands):

Three months ended June 30, 2015	East/Midwest	West	Southern Plains	Other	Total
Income (loss) from operations	$27,853	$7,410	$26,333	$(26,902)	$34,694
Charge for stock compensation	—	—	—	2,337	2,337
Depreciation and amortization	27,342	2,297	10,697	1,416	41,752
(Gain) loss on disposal of assets	78	144	19	(7)	234
Income from unconsolidated affiliates	—	—	4,401	(247)	4,154
Non-operating items for Kansas JV	—	—	2,528	—	2,528
Adjusted EBITDA	$55,273	$9,851	$43,978	$(23,403)	$85,699
Rental expense related to Master Lease	70,701	8,107	30,711	—	109,519
Adjusted EBITDAR	$125,974	$17,958	$74,689	$(23,403)	$195,218

Three months ended June 30, 2014	East/Midwest	West	Southern Plains	Other	Total
Income (loss) from operations	$17,003	$7,426	$17,970	$(19,017)	$23,382
Charge for stock compensation	—	—	—	2,517	2,517
Impairment Losses	4,560	—	—	—	4,560
Depreciation and amortization	25,911	1,692	17,573	2,007	47,183
(Gain) loss on disposal of assets	(30)	—	39	(6)	3
Income from unconsolidated affiliates	—	—	2,621	(1,148)	1,473
Non-operating items for Kansas JV	—	—	2,939	—	2,939
Adjusted EBITDA	$47,444	$9,118	$41,142	$(15,647)	$82,057
Rental Expense related to Master Lease	64,865	7,882	31,866	—	104,613
Adjusted EBITDAR	$112,309	$17,000	$73,008	$(15,647)	$186,670

Six months ended June 30, 2015	East/Midwest	West	Southern Plains	Other	Total
Income (loss) from operations	$46,947	$13,919	$50,907	$(53,601)	$58,172
Charge for stock compensation	—	—	—	4,421	4,421
Depreciation and amortization	55,614	4,685	21,480	2,895	84,674
(Gain) loss on disposal of assets	(44)	324	120	(12)	388
Income from unconsolidated affiliates	—	—	8,189	(53)	8,136
Non-operating items for Kansas JV	—	—	5,278	—	5,278
Adjusted EBITDA	$102,517	$18,928	$85,974	$(46,350)	$161,069
Rental expense related to Master Lease	139,934	16,909	61,521	—	218,364
Adjusted EBITDAR	$242,451	$35,837	$147,495	$(46,350)	$379,433

Six months ended June 30, 2014	East/Midwest	West	Southern Plains	Other	Total
Income (loss) from operations	$26,605	$15,482	$39,197	$(39,851)	$41,433
Charge for stock compensation	—	—	—	5,096	5,096
Impairment Losses	4,560	—	—	—	4,560
Depreciation and amortization	52,734	3,241	34,824	3,750	94,549
(Gain) loss on disposal of assets	(117)	65	17	(12)	(47)
Income from unconsolidated affiliates	—	—	5,074	(1,118)	3,956
Non-operating items for Kansas JV	—	—	5,860	—	5,860
Adjusted EBITDA	$83,782	$18,788	$84,972	$(32,135)	$155,407
Rental Expense related to Master Lease	130,177	16,768	61,977	—	208,922
Adjusted EBITDAR	$213,959	$35,556	$146,949	$(32,135)	$364,329

Adjusted EBITDAR for our East/Midwest segment increased by $13.7 million, or 12.2%, and $28.5 million, or 13.3% for the three and six months ended June 30, 2015, respectively, as compared to the three and six months ended June 30, 2014, primarily due to the openings of Hollywood Gaming at Mahoning Valley Race Course on September 17, 2014 and Hollywood Gaming at Dayton Raceway on August 28, 2014, which together increased adjusted EBITDAR by $16.9 million and $31.2 million for the three and six months ended June 30, 2015, respectively, compared to the corresponding period in the prior year, improved results from Hollywood Casino Columbus and Hollywood Casino Toledo and a property tax refund received in the first quarter of 2015 for $2.0 million, which were partially offset by decreased adjusted EBITDAR at Hollywood Casino at Charles Town Races primarily due to competition discussed below, and increased pre-opening costs for Plainridge Park Casino of $6.2 million and $7.8 million for the three and six months ended June 30, 2015, respectively, compared to the corresponding periods in the prior year.

Adjusted EBITDAR for our Southern Plains segment increased by $1.7 million, or 2.3%, and $0.5 million, or 0.4%, for the three and six months ended June 30, 2015, respectively, as compared to the three and six months ended June 30, 2014, primarily due to increased earnings related to growth in the market share of our joint venture in Kansas Entertainment and cost containment measures at Hollywood Casino Joliet, Hollywood Casino Gulf Coast, Argosy Casino Alton, Hollywood Casino Tunica and Boomtown Biloxi, both of which were partially offset by decreased adjusted EBITDAR at Argosy Casino Sioux City of $1.4 million and $5.8 million for the three and six months ended June 30, 2015, respectively, compared to the corresponding period in the prior year, due to its closure on July 30, 2014, and decreased adjusted EBITDAR at Hollywood Casino Aurora and Hollywood Casino St. Louis primarily due to additional competition and higher property taxes due to a $1.2 million property tax settlement in 2014.

Adjusted EBITDAR for our West segment increased by $1.0 million, or 5.6%, and $0.3 million, or 0.8%, for the three and six months ended June 30, 2015, respectively, as compared to the three and six months ended June 30, 2014, primarily due to improved results from the M Resort and the addition of a new hotel at Zia Park Casino in August of 2014, partially offset by the impact of lower oil prices on this property since the local economy is tied to the oil industry.

Adjusted EBITDAR for Other decreased by $7.8 million, or 49.6%, and $14.2 million, or 44.2%, for the three and six months ended June 30, 2015, respectively, as compared to the three and six months ended June 30, 2014, primarily due to increased corporate overhead costs of $9.4 million and $16.9 million for the three and six months ended June 30, 2015, respectively, primarily due to higher cash-settled stock-based compensation charges of $6.4 million and $13.8 million mainly due to stock price increases for Penn and GLPI common stock during 2015 compared to stock price declines in 2014, as well as increased bonus and other accruals during the three and six months ended June 30, 2015.  These amounts were partially offset by $1.4 million and $2.6 million of costs associated with the closure of Beulah Park and an unsuccessful bid by a joint venture with the Cordish Companies in New York during the three and six months June 30, 2014, respectively.

Revenues

Revenues for the three and six months ended June 30, 2015 and 2014 were as follows (in thousands):

				Percentage
Three Months Ended June 30,	2015	2014	Variance	Variance
Gaming	$618,919	$576,158	$42,761	7.4%
Food, beverage and other	117,421	110,574	6,847	6.2%
Management service fee	2,816	3,105	(289)	-9.3%
Revenues	739,156	689,837	49,319	7.1%
Less promotional allowances	(38,200)	(37,691)	(509)	1.4%
Net revenues	$700,956	$652,146	$48,810	7.5%

				Percentage
Six Months Ended June 30,	2015	2014	Variance	Variance
Gaming	$1,210,255	$1,146,841	$63,414	5.5%
Food, beverage and other	226,184	215,444	10,740	5.0%
Management service fee	4,743	5,563	(820)	-14.7%
Revenues	1,441,182	1,367,848	73,334	5.4%
Less promotional allowances	(76,088)	(74,622)	(1,466)	2.0%
Net revenues	$1,365,094	$1,293,226	$71,868	5.6%

In our business, revenue is driven by discretionary consumer spending, which has been impacted by a slow economic recovery that has resulted in declines in the labor force participation rate, higher taxes, and increased stock market and commodity price volatility. The expansion of newly constructed gaming facilities has also increased competition in many regional markets (including at some of our key facilities).  However, recently we have seen signs of stabilization at the majority of our properties and have seen low single digit increases in customer spending.

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

Gaming revenue

Gaming revenue increased by $42.8 million, or 7.4%, and $63.4 million, or 5.5%, for the three and six months ended June 30, 2015, respectively, as compared to the three and six months ended June 30, 2014, primarily due to the variances explained below.

Gaming revenue for our East/Midwest segment increased by $51.7 million, or 16.0%, and $86.3 million, or 13.5%, for the three and six months ended June 30, 2015, respectively, as compared to the three and six months ended June 30, 2014, primarily due to the openings of Hollywood Gaming at Mahoning Valley Race Course on September 17, 2014, Hollywood Gaming at Dayton Raceway on August 28, 2014 and Plainridge Park Casino on June 24, 2015, which together generated $51.0 million and $93.9 million of gaming revenue for the three and six months ended June 30, 2015, respectively, which was partially offset by decreased gaming revenue at Hollywood Casino Lawrenceburg primarily due to the continued impact of competition in Ohio, namely the opening of a casino in Cincinnati in March 2013 and the openings of a racino at Belterra Park in May 2014 and our own Dayton, Ohio facility in August 2014, and at Hollywood Casino at Charles Town Races primarily due to increased competition from the Baltimore Maryland market, which includes Maryland Live! and Horseshoe Casino Baltimore, which opened at the end of August 2014.

Gaming revenue for our Southern Plains segment decreased by $11.6 million, or 5.6%, and $25.8 million, or 6.2%, for the three and six months ended June 30, 2015, respectively, as compared to the three and six months ended June 30, 2014, primarily due to the closure of Argosy Casino Sioux City on July 30, 2014, which had gaming revenue of $10.7 million and $22.4 million for the three and six months ended June 30, 2014, respectively, and decreased gaming revenue at Hollywood Casino Aurora, Hollywood Casino Gulf Coast and Boomtown Biloxi primarily due to competition.

Operating Expenses

Operating expenses for the three and six months ended June 30, 2015 and 2014 were as follows (in thousands):

				Percentage
Three Months Ended June 30,	2015	2014	Variance	Variance
Gaming	$313,616	$284,107	$29,509	10.4%
Food, beverage and other	82,803	80,403	2,400	3.0%
General and administrative	118,572	107,898	10,674	9.9%
Rental expense related to Master Lease	109,519	104,613	4,906	4.7%
Depreciation and amortization	41,752	47,183	(5,431)	-11.5%
Impairment losses	—	4,560	(4,560)	-100.0%
Total operating expenses	$666,262	$628,764	$37,498	6.0%

				Percentage
Six Months Ended June 30,	2015	2014	Variance	Variance
Gaming	$608,511	$570,184	$38,327	6.7%
Food, beverage and other	160,732	157,941	2,791	1.8%
General and administrative	234,641	215,637	19,004	8.8%
Rental expense related to Master Lease	218,364	208,922	9,442	4.5%
Depreciation and amortization	84,674	94,549	(9,875)	-10.4%
Impairment losses	—	4,560	(4,560)	-100.0%
Total operating expenses	$1,306,922	$1,251,793	$55,129	4.4%

Gaming expense

Gaming expense increased by $29.5 million, or 10.4%, and $38.3 million, or 6.7%, for the three and six months ended June 30, 2015, respectively, as compared to the three and six months ended June 30, 2014, primarily due to the variances explained below.

Gaming expense for our East/Midwest segment increased by $30.1 million, or 17.0%, and $45.2 million, or 12.7%, for the three and six months ended June 30, 2015, respectively, as compared to the three and six months ended June 30, 2014, primarily due to expenses of $23.0 million and $45.3 million for the three and six months ended June 30, 2015, respectively, from the openings of Hollywood Gaming at Mahoning Valley Race Course on September 17, 2014 and Hollywood Gaming at Dayton Raceway on August 28, 2014.  Additionally, the segment incurred higher pre-opening expenses related to Plainridge Park Casino of $6.2 million and $7.8 million for the three and six months ended June 30, 2015, respectively, compared to the corresponding periods in the prior year which were partially offset by a decrease in gaming taxes resulting from decreased taxable gaming revenue discussed above at Hollywood Casino Lawrenceburg.

Gaming expense for our Southern Plains segment decreased by $3.2 million, or 3.6%, and $10.4 million, or 6.0%, for the three and six months ended June 30, 2015, respectively, as compared to the three and six months ended June 30, 2014, primarily due to the closure of Argosy Casino Sioux City on July 30, 2014, which had $4.7 million and $9.7 million of gaming expense for the three and six months ended June 30, 2014, respectively, partially offset by higher payroll and benefits and marketing expenses at Hollywood Casino Joliet and Hollywood Casino St. Louis.

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

General and administrative expenses increased by $10.7 million, or 9.9%, and $19.0 million, or 8.8%, for the three and six  months ended June 30, 2015, as compared to the three and six months ended June 30, 2014, primarily due to the variances explained below.

General and administrative expenses for Other increased by $7.4 million, or 38.3%, and $13.3 million and 33.2%, for the three and six months ended June 30, 2015, respectively, as compared to the corresponding period in the prior year.  This resulted from increased corporate overhead costs of $8.3 million and $14.8 million for the three and six months ending June 30, 2015, respectively, primarily due to higher cash-settled stock-based compensation charges of $6.4 million and $13.8 million mainly due to stock price increases for Penn and GLPI common stock during 2015 compared to stock price declines in 2014 as well as higher bonus and other accruals during the six months ended June 30, 2015 as compared to the corresponding period in 2014.

General and administrative expenses for our East/Midwest segment increased by $8.3 million, or 22.3%, and $12.3 million, or 16.1%, for the three and six months ended June 30, 2015, respectively, as compared to the three and six months ended June 30, 2014, primarily due to the openings of Hollywood Gaming at Mahoning Valley Race Course on September 17, 2014, Hollywood Gaming at Dayton Raceway on August 28, 2014 and Plainridge Park Casino on June 24, 2015, partially offset by a property tax refund received in the first quarter of 2015 for $2.0 million.

General and administrative expenses for our Southern Plains segment decreased by $6.2 million, or 14.4%, and $8.1 million, or 9.8%, for the three and six months ended June 30, 2015, respectively, as compared to the three and six months ended June 30, 2014, primarily due to the closure of Argosy Casino Sioux City on July 30, 2014, which had $4.1 million and $6.1 million of general and administrative expenses for the three and six months ended June 30, 2014, respectively, and cost containment measures at Hollywood Casino Gulf Coast and Boomtown Biloxi.

Rental expense related to the Master Lease

Rental expense related to the Master Lease increased by $4.9 million, or 4.7%, and $9.4 million, or 4.5%, for the three and six months ended June 30, 2015, respectively, as compared to the three and six months ended June 30, 2014, primarily due to the third quarter 2014 openings of Hollywood Gaming at Mahoning Valley Race Course and Hollywood Gaming at Dayton Raceway, and an increase in variable rent attributable to Hollywood Casino Columbus and Hollywood Casino Toledo due to their higher net revenues during the current year, partially offset by a decrease in rent that was attributable to the closure of Argosy Casino Sioux City on July 30, 2014.  The forecasted coverage ratio for year two of the Master Lease is estimated to be 1.82 which would result in an annual rent escalation of $3.9 million out of a maximum of approximately $5.0 million beginning November 1, 2015.

The Company allocates the rental obligation to the leased properties on a monthly basis based on their proportionate share of the total EBITDAR generated by the leased properties (with the exception of Hollywood Gaming at Mahoning Valley Race Course and Hollywood Gaming at Dayton Raceway for which the annual rental obligation is calculated as ten percent of the real estate construction costs paid for by GLPI related to these facilities). Additionally, the variable rent component attributable to our Hollywood Casino properties in Columbus and Toledo, Ohio (which is reassessed on a monthly basis) are allocated directly to these two properties.

Depreciation and amortization expense

Depreciation and amortization expense decreased by $5.4 million, or 11.5%, and $9.9 million, or 10.4%, for the three and six months ended June 30, 2015, respectively, as compared to the three and six months ended June 30, 2014, primarily due to the closure of Argosy Casino Sioux City on July 30, 2014, which had $4.9 million and $9.9 million of depreciation expense for the three and six months ended June 30, 2014, respectively.  Additionally, we recorded lower depreciation expense at Hollywood Casino Lawrenceburg primarily due to assets purchased for the 2009 expansion being fully depreciated in July 2014 and decreased depreciation expense at Hollywood Casino at Penn National Race Course primarily due to assets purchased for the 2008 opening being fully depreciated in February 2015, which were partially offset by the openings of Hollywood Gaming at Mahoning Valley Race Course and Hollywood Gaming at Dayton Raceway in the third quarter of 2014 and Plainridge Park Casino in the second quarter 2015.

Impairment losses

During the three months ended June 30, 2014, the Company recorded a pre-tax impairment charge of $4.6 million ($2.8 million, net of taxes) in our East/Midwest segment to write-down certain idle assets to an estimated salvage value.

Other income (expenses)

Other income (expenses) for the three and six months ended June 30, 2015 and 2014 were as follows (in thousands):

				Percentage
Three Months Ended June 30,	2015	2014	Variance	Variance
Interest expense	$(12,295)	$(10,892)	$(1,403)	12.9%
Interest income	2,443	790	1,653	209.2%
Income from unconsolidated affiliates	4,154	1,473	2,681	182.0%
Other	(956)	(1,823)	867	-47.6%
Total other expenses	$(6,654)	$(10,452)	$3,798	-36.3%

Six Months Ended June 30,	2015	2014	Variance	Variance
Interest expense	$(24,458)	$(22,187)	$(2,271)	10.2%
Interest income	4,313	1,257	3,056	243.1%
Income from unconsolidated affiliates	8,136	3,956	4,180	105.7%
Other	2,133	(192)	2,325	-1210.9%
Total other expenses	$(9,876)	$(17,166)	$7,290	-42.5%

Interest expense

Interest expense increased by $1.4 million and $2.3 million for the three and six months ended June 30, 2015, respectively, as compared to the three and six months ended June 30, 2014, primarily due to $1.7 million and $3.4 million during the three and six months ended June 30, 2015, respectively, for the accretion of the relocation fees associated with our two racinos in Ohio, both of which opened in the third quarter of 2014, (See Note 6 to the condensed consolidated financial statements), partially offset by higher capitalized interest and lower interest rates on the Term Loan A portion of the senior secured credit facility for the three and six months ended June 30, 2015, compared to the corresponding periods in the prior year.

Interest income

Interest income increased by $1.7 million and $3.1 million for the three and six months ended June 30, 2015, respectively, as compared to the three and six months ended June 30, 2014, primarily due to higher interest accrued on the note receivable with the Jamul Tribe (see Note 2 to the condensed consolidated financial statements for further details).

Income from unconsolidated affiliates

Income from unconsolidated affiliates increased by $2.7 million and $4.2 million for the three and six months ended June 30, 2015, respectively, as compared to the three and six months ended June 30, 2014, primarily due to increased earnings related to our joint venture in Kansas Entertainment primarily due to growth in its market share as the property continues to improve its efficiency from its February 2012 opening.

Other

Other increased by $0.9 million and $2.3 million for the three and six months ended June 30, 2015 respectively, as compared to the three and six months ended June 30, 2014, primarily due to increased foreign currency translation gains for the three and six months ended June 30, 2015, compared to the corresponding period in the prior year.

Taxes

The Company’s effective tax rate (income taxes as a percentage of income from operations before income taxes) was 39.8% and 42.3% for the three and six months ended June 30, 2015, primarily due to the year-over-year increase in pre-tax earnings that had a favorable impact to our effective rate as well as a decrease in reserves recorded for unrecognized tax positions compared to the three and six months ended June 30, 2014.

The Company’s annual effective tax rate can vary from period to period depending on, among other factors, the geographic and business mix of our earnings and the level of our tax credits. Certain of these and other factors, including our history and projections of pre-tax earnings, are taken into account in assessing our ability to realize our net deferred tax assets (see Note 9 to the condensed consolidated financial statements).

Liquidity and Capital Resources

Historically and prospectively, our primary sources of liquidity and capital resources have been and will be cash flow from operations, borrowings from banks and proceeds from the issuance of debt and equity securities.

Net cash provided by operating activities totaled $175.4 million and $121.9 million for the six months ended June 30, 2015 and 2014, respectively.  The increase in net cash provided by operating activities of $53.5 million for the six months ended June 30, 2015, compared to the corresponding period in the prior year, was comprised primarily of an increase in cash receipts from customers of $94.0 million, offset by an increase in cash paid to suppliers and vendors of $42.0 million. The increase in cash receipts collected from our customers for the six months ended June 30, 2015 compared to the prior year was primarily due to the openings of Hollywood Gaming at Mahoning Valley Race Course on September 17, 2014 and Hollywood Gaming at Dayton Raceway on August 28, 2014, partially offset by the closure of Argosy Casino Sioux City on July 30, 2014. The increase in cash paid to suppliers and vendors for the six months ended June 30, 2015 compared to the prior year was primarily due to the openings of Hollywood Gaming at Mahoning Valley Race Course on September 17, 2014, Hollywood Gaming at Dayton Raceway on August 28, 2014 and Plainridge Park Casino on June 24, 2015, which were partially offset by the closure of Argosy Casino Sioux City on July 30, 2014.

Net cash used in investing activities totaled $163.1 million and $170.2 million for the six months ended June 30, 2015 and 2014, respectively. The decrease in net cash used in investing activities of $7.1 million for the six months ended June 30, 2015, compared to the corresponding period in the prior year, was primarily due to our Massachusetts gaming license payment of $25.0 million in March 2014, the acquisition of Plainridge Racecourse in April 2014 for $42.0 million, $20 million in gaming license fees related to the new Ohio racinos and decreased capital maintenance expenditures of $14.1 million, all of which were partially offset by increased capital project expenditures of $54.3 million primarily due to the development of Plainridge Park Casino, which opened in June 2015, advances to the Jamul Tribe of $19.6 million, and cash in escrow of $4.0 million related to the pending acquisition of Tropicana Las Vegas compared to a return of cash escrow in the first quarter of 2014 of $18.0 million.

Net cash provided by financing activities totaled $12.2 million and $6.6 million for the six months ended June 30, 2015 and 2014, respectively. The increase in net cash provided by financing activities of $5.6 million for the six months ended June 30, 2015, compared to the corresponding period in the prior year, was primarily due to higher net borrowings on our long-term debt of $20.1 million, partially offset by lower proceeds from insurance financing of $13.9 million.

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

The following table summarizes our expected capital project expenditures by segment for the fiscal year ending December 31, 2015, and actual expenditures for the six months ended June 30, 2015 (excluding licensing fees and net of reimbursements). The table below should not be utilized to predict future expected capital project expenditures subsequent to 2015.

Property	Expected for Year Ending December 31, 2015	Expenditures for Six Months Ended June 30, 2015	Balance to Expend in 2015
	(in millions)

East/Midwest	$130.7	$88.5	$42.2
West	0.6	0.6	—
Southern Plains	1.4	1.2	0.2
Total	$132.7	$90.3	$42.4

On February 28, 2014, the Massachusetts Gaming Commission awarded the Company a Category Two slots-only gaming license, and on June 24, 2015, the Company opened Plainridge Park Casino in Plainville, Massachusetts.  Plainridge Park Casino is a $250 million (which is inclusive of a $25 million increase to our original budget principally due to our decision to purchase rather than lease certain games and equipment) fully integrated racing and gaming facility featuring live harness racing and simulcasting with 1,250 gaming devices, various dining and entertainment options, structured and surface parking, and a two story clubhouse with approximately 55,000 square feet  As of June 30, 2015, total cumulative costs were $220.1 million, which includes a $25 million gaming license fee, which was paid in March 2014, and the acquisition of Plainridge Racecourse for $42.4 million, which was paid in April 2014.

Hollywood Gaming at Mahoning Valley Race Course, with a $161 million budget, inclusive of a $75 million relocation fee and $50 million license fee, opened on September 17, 2014. Hollywood Gaming at Dayton Raceway, with a $165 million budget, inclusive of a $75 million relocation fee and $50 million license fee, opened on August 28, 2014. The $75 million relocation fee for each Ohio racetrack is based on the present value of the contractual obligation, of which $7.5 million was paid upon opening, with 18 additional semi-annual payments of $4.8 million due beginning one year after opening. For the license fee for each Ohio racetrack, we paid $10 million in the second quarter of 2014 as well as $15 million upon opening and will pay the remaining license fee of $25 million on the one year anniversary of the commencement of gaming.  As of June 30, 2015, Penn has incurred cumulative costs of $71.8 million and $64.0 million for the Mahoning Valley facility and the Dayton facility, respectively, which includes the payments made to date for the relocation fee and license fee previously mentioned.  As part of the spin-off transaction that was effective November 1, 2013, GLPI was responsible for certain real estate related construction costs for the Mahoning Valley facility and the Dayton facility, and as such, these facilities are now subject to the Master Lease.

During the six months ended June 30, 2015, we spent $30.2 million for capital maintenance expenditures, with $10.2 million at our East/Midwest segment, $4.6 million at our West segment, $13.3 million at our Southern Plains segment, and $2.1 million for Other. The majority of the capital maintenance expenditures were for slot machines and slot machine equipment.

Cash generated from operations and cash available under the revolving credit facility portion of our senior secured credit facility funded our capital projects, capital maintenance expenditures and the Jamul Tribe project in 2015 to date.

Jamul Tribe

A note receivable to the Jamul Tribe, which totaled $108.1 million at June 30, 2015, is accounted for as a loan and as such is not included in the capital expenditures table presented above. The budget for this development project recently increased by $30 million to $390 million. We are also exploring other financing options to provide more permanent, lower cost terms for the Jamul Tribe.  We expect the project to be completed in mid-2016 which will include the construction of a three-story gaming and entertainment facility of approximately 200,000 square feet featuring over 1,700 slot machines, 43 live table games, including poker, multiple restaurants, bars and lounges and a partially enclosed parking structure with over 1,800 spaces.

Senior Secured Credit Facility

The senior secured credit facility consists of a five year $500 million revolver, a five year $500 million Term Loan A facility, and a seven year $250 million Term Loan B facility.  At June 30, 2015, the Company’s senior secured credit facility had a gross outstanding balance of $813.8 million, consisting of a $462.5 million Term Loan A facility, a $246.3 million Term Loan B facility, and $105.0 million outstanding on the revolving credit facility.  Additionally, at June 30, 2015, the Company had conditional obligations under letters of credit issued pursuant to the senior secured credit facility with face amounts aggregating $22.9 million, resulting in $372.1 million of available borrowing capacity as of June 30, 2015 under the revolving credit facility.

Other Long Term Obligations

Other long term obligations at June 30, 2015 of $170.2 million included $19.9 million for the contingent purchase price consideration related to the purchase of Plainridge Racecourse, $135.0 million related to the relocation fees for Hollywood Gaming at Dayton Raceway and Hollywood Gaming at Mahoning Valley Race Course, and $15.3 million related to the repayment obligation of a hotel and event center located near Hollywood Casino Lawrenceburg; all of which are more fully described below.

On April 11, 2014, the Company purchased Plainridge Racecourse in Massachusetts, and opened an integrated racing and  slots-only gaming facility on June 24, 2015. The associated option and purchase agreement contained contingent purchase price consideration that is calculated based on the actual earnings over the first ten years of operations following the commencement of gaming. The first payment is due 60 days after the completion of the first four full fiscal quarters of operation following the commencement of gaming, and additional payments are due every year for nine years after the first payment. The fair value of this liability was based on an income approach from the Company’s internal earning projections and was discounted at a rate consistent with the risk a third party market participant would require holding the identical instrument as an asset. At each reporting period, the Company assesses the fair value of this obligation and changes in its value are recorded in earnings. The amount included in interest expense related to the accretion of this obligation was $0.7 million for the six months ended June 30, 2015.

In June 2013, the Company finalized the terms of its memorandum of understanding with the State of Ohio, which included an agreement by the Company to pay a relocation fee in return for being able to relocate its existing racetracks in Toledo and Grove City to Dayton and Mahoning Valley, respectively. Upon opening of these two racinos in Ohio in the third quarter of 2014, the relocation fee for each new racino was recorded at the present value of the contractual obligation, which was calculated to be

$75 million based on the 5% discount rate included in the agreement.  The relocation fee for each facility is payable as follows: $7.5 million upon the opening of the facility and eighteen semi-annual payments of $4.8 million beginning one year from the commencement of operations. This obligation is accreted to interest expense at an effective yield of 5.0%. The amount included in interest expense related to this obligation was $3.4 million for the six months ended June, 2015.

The City of Lawrenceburg Department of Redevelopment recently completed construction of a hotel and event center located less than a mile away from Hollywood Casino Lawrenceburg. Effective in mid January 2015, by contractual agreement, a repayment obligation for the hotel and event center was assumed by one of our wholly-owned subsidiaries in the amount of $15.3 million, which was financed through a loan with the City of Lawrenceburg Department of Redevelopment.  The Company is obligated to make annual payments on the loan of approximately $1 million for twenty years beginning January 2016. This obligation is accreted to interest expense at its effective yield of 3.0%. The amount included in interest expense related to this obligation was $0.2 million for the six months ended June 30, 2015.

Covenants

Our senior secured credit facility and $300 million 5.875% senior unsecured notes require us, among other obligations, to maintain specified financial ratios and to satisfy certain financial tests, including fixed charge coverage, interest coverage, senior leverage and total leverage ratios. In addition, the Company’s senior secured credit facility and $300 million 5.875% senior unsecured notes restrict, among other things, its ability to incur additional indebtedness, incur guarantee obligations, amend debt instruments, pay dividends, create liens on assets, make investments, engage in mergers or consolidations, and otherwise restrict corporate activities.

At June 30, 2015, we were in compliance with all required financial covenants.

Outlook

The spin-off transaction with GLPI will continue to have a material impact on our results of operations, capital structure and management. For a discussion of these impacts, see “Spin-Off of Real Estate Assets through a Real Estate Assets through a Real Estate Investment Trust” and “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. Based on our current level of operations, we believe that cash generated from operations and cash on hand, together with amounts available under our senior secured credit facility, will be adequate to meet our anticipated rental obligation, debt service requirements, capital expenditures and working capital needs for the foreseeable future. However, we cannot be certain that our business will generate sufficient cash flow from operations, that our anticipated earnings projections will be realized, or that future borrowings will be available under our senior secured credit facility or otherwise will be available to enable us to service our indebtedness, including the senior secured credit facility and the $300 million 5.875% senior unsecured notes, to retire or redeem the $300 million 5.875% senior unsecured notes when required or to make anticipated capital expenditures. In addition, we expect a majority of our future growth to come from acquisitions of gaming properties at reasonable valuations, greenfield projects, jurisdictional expansions and property expansion in under-penetrated markets. On April 29, 2015, we announced our agreement to acquire Tropicana Las Vegas for a purchase price of $360 million. The purchase price will be funded by revolving commitments under our existing senior secured credit facility and additional loans and revolving commitments under an amended senior secured credit facility that we estimate will total approximately $280 million.  The acquisition is expected to close later this year, subject to the timing of regulatory approvals and other closing conditions.  If we consummate other significant acquisitions in the future or undertake any significant property expansions, our cash requirements may increase significantly and we may need to make additional borrowings or complete equity or debt financings to meet these requirements. Our future operating performance and our ability to service or refinance our debt will be subject to future economic conditions and to financial, business and other factors, many of which are beyond our control. See “Risk Factors—Risks Related to Our Capital Structure” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 for a discussion of the risk related to our capital structure.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The table below provides information at June 30, 2015 about our financial instruments that are sensitive to changes in interest rates. For debt obligations, the table presents notional amounts maturing during the period and the related weighted-average interest rates by maturity dates. Notional amounts are used to calculate the contractual payments to be exchanged by maturity date and the weighted-average interest rates are based on implied forward LIBOR rates at June 30, 2015.

	07/01/15 - 06/30/16	07/01/16 - 06/30/17	07/01/17 - 06/30/18	07/01/18 - 06/30/19	07/01/19 - 06/30/20	Thereafter	Total	Fair Value 06/30/15
	(in thousands)
Long-term debt:
Fixed rate	$—	$—	$—	$—	$—	$300,000	$300,000	$300,000
Average interest rate						5.88%

Variable rate	$33,750	$46,250	$52,500	$445,000	$2,500	$233,750	$813,750	$805,901
Average interest rate (1)	4.00%	4.15%	4.23%	4.32%	5.14%	4.37%

(1)                                 Estimated rate, reflective of forward LIBOR plus the spread over LIBOR applicable to variable-rate borrowing.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Controls and Procedures

The Company’s management, under the supervision and with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of June 30, 2015, which is the end of the period covered by this Quarterly Report on Form 10-Q. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well-designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2015 to ensure that information required to be disclosed by the Company in reports we file or submit under the Exchange Act is (i) recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the United States Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to the Company’s management, including the Company’s principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

There were no changes that occurred during the fiscal quarter covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

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

ITEM 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Program

April 1, 2015 - April 30, 2015	46	$16.77	N/A	N/A
May 1, 2015 - May 31, 2015	—	—	N/A	N/A
June 1, 2015 - June 30, 2015	23	16.78	N/A	N/A

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

101

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Balance Sheets at June 30, 2015 and December 31, 2014, (ii) the Condensed Consolidated Statements of Operations for the three months ended June 30, 2015 and 2014, (iii) the Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2015 and 2014, (iv) the Condensed Consolidated Statements of Changes in Shareholders’ Equity for the six months ended June 30, 2015 and 2014, (v) the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2015 and 2014 and (vi) the notes to the Condensed Consolidated Financial Statements, tagged as blocks of text.

*                                         Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PENN NATIONAL GAMING, INC.

August 6, 2015	By:	/s/ Timothy J. Wilmott
Timothy J. Wilmott
Chief Executive Officer and President

EXHIBIT INDEX

Exhibit	Description of Exhibit

31.1*	CEO Certification pursuant to rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

31.2*	CFO Certification pursuant to rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

32.1*	CEO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	CFO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Balance Sheets at June 30, 2015 and December 31, 2014, (ii) the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2015 and 2014, (iii) the Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2015 and 2014, (iv) the Condensed Consolidated Statements of Changes in Shareholders’ Equity for the six months ended June 30, 2015 and 2014, (v) the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2015 and 2014 and (vi) the notes to the Condensed Consolidated Financial Statements, tagged as blocks of text.

*                                         Filed herewith.