Form 10-K/A
period 2014-12-31
PENN NATIONAL GAMING INC
filed 2016-03-08
CIK 921738

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

i

EXPLANATORY NOTE

        In this Annual Report on Form 10-K/A ("Form 10-K/A"), the terms "we", "our", the "Company" and "Penn" refer to Penn National Gaming, Inc. and its subsidiaries, unless the context indicates otherwise.

        The Company is restating its audited financial statements for the years ended December 31, 2014 and 2013 and its interim financial statements for the quarters ended March 31, 2013, June 30, 2013, September 30, 2013, December 31, 2013, March 31, 2014, June 30, 2014, September 30, 2014, December 31, 2014, March 31, 2015 and June 30, 2015. See the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission ("SEC") on October 22, 2015 for additional details.

        The Company originally concluded that its Master Lease agreement (the "Master Lease"—see Note 3 to the consolidated financial statements) with Gaming and Leisure Properties, Inc. ("GLPI") should be accounted for as an operating lease under Generally Accepted Accounting Principles. This accounting was applied in the Company's financial statements for the years ended December 31, 2014 and 2013, respectively, which were accompanied by unqualified opinions of Ernst & Young, LLP ("EY"), the Company's independent registered public accounting firm. Upon theCompany's recent reconsideration of that accounting treatment, the Company re-examined this accounting and the relevant accounting literature. The restatement primarily results from the Company's accounting for its November 1, 2013 spin-off of real estate assets to GLPI and entrance into the Master Lease , which was previously recognized as a sale-leaseback. As explained in Note 2 to the consolidated financial statements included within this report, the Company did not meet all of the requirements for sale-leaseback accounting under Accounting Standards Codification ("ASC") 840, "Leases", and therefore the transaction should be accounted for as a failed spin-off-leaseback which resulted in the transaction being recorded as a financing obligation rather than a distribution of assets followed by an operating lease. As a result, the Company is precluded from derecognizing the real estate assets and is instead required to recognize a financing obligation. The restated consolidated balance sheets therefore include an adjustment to property and equipment, net for the carrying value of the real property leased from GLPI of $2.04 billion and $2.01 billion at December 31, 2014 and 2013, respectively, and additional liabilities of $3.61 billion and $3.53 billion at December 31, 2014 and 2013, respectively, representing the present value of the future minimum lease payments due to GLPI under the Master Lease and the funded construction of certain leased real estate assets in development at the date of the Spin-Off. Consequently, the restated consolidated statements of operations no longer report rent expense for the obligations under the Master Lease, but rather include interest expense associated with the financing obligation and depreciation expense related to the real estate assets, along with the periodic reduction of the financing obligation reflected in the consolidated balance sheets. The lease payment amounts previously recorded as rent expense were $421.4 million and $69.5 million for the years ended December 31, 2014 and 2013, respectively. The increases to interest expense and depreciation expense as a result of this restatement are $379.2 million and $89.8 million, respectively, for the year ended December 31, 2014, and $62.1 million and $14.8 million, respectively, for the year ended December 31, 2013.

        Additionally, this change in accounting treatment resulted in adjustments to the carrying amounts of the Company's reporting units as well as differences in the allocation of the Company's GLPI financing obligation to the impacted reporting units, which changed each reporting unit's fair value. This resulted in a net decrease to the Company's previously recognized impairment charges related to goodwill and indefinite-lived gaming licenses of $161.2 million and $334.1 million for the years ended December 31, 2014 and 2013, respectively. The Company has also included in the restated consolidated financial statements corrections of additional errors related to the recognition of discontinued operations for the businesses distributed to GLPI on November 1, 2013, the classification of the cash distribution to GLPI in connection with distributed businesses in the consolidated statement of cash flows, the accounting for payments made to relocate certain gaming operations in Ohio which opened in 2014, a charge of $10.7 million in our 2013 Consolidated Statement of Operations in connection with the Carlino Exchange Agreement, correction of the classification of an operating lease to a capital lease, as well as certain other miscellaneous items described in Note 2 to the consolidated financial statements included in this report. Finally, the Company concluded that as a result of the failed spin-off-leaseback accounting treatment which resulted in a significant increase to our net deferred tax assets, an additional valuation allowance should be recorded on our net deferred tax assets given the significant negative evidence associated with being in or expecting to be in a three year cumulative pre-tax loss position and the insufficient objectively verifiable positive evidence to support the realization of the Company's deferred tax assets.

        This Amendment No. 1 on Form 10-K/A ("Form 10-K/A") to our Annual Report on Form 10-K for the annual period ended December 31, 2014, initially filed with the Securities and Exchange Commission (the "SEC") on February 27, 2015 (the "Original Filing"), is being filed to reflect the restatement of (i) the Company's consolidated balance sheets at December 31, 2014 and 2013 and (ii) the Company's consolidated statements of operations, stockholders' equity (deficit) and cash flows for the years ended December 31, 2014, 2013 and 2012, and the notes related thereto. For a more detailed description of these restatements see Note 2 to the accompanying consolidated financial statements in this Form 10-K/A.

        Notably, the adjustments in the Restatement did not have a significant impact on the Company's leverage ratios under its senior credit facility and other debt instruments (as the terms of those obligations require the Master Lease to be treated as an operating lease regardless of the treatment required under GAAP), had no, and will have no future impact on the following indicators of the Company's performance:

  •
  the Company's cash position;

  •
  the Company's revenues from continuing operations; or

  •
  the Company's rental payments or other obligations under the Master Lease.

        For the convenience of the reader, this Form 10-K/A sets forth the Original Filing in its entirety. However, this Form 10-K/A only amends and restates Item 1of Part I, Items 6, 7, 8 and 9A of Part II, Items 10 and 13 of Part III and Item 15 of Part IV of the Original Filing, in each case, as a result of, and to reflect the restatement. No other information in the Original Filing is amended. In addition, pursuant to the rules of the SEC, Item 15 of Part IV of the Original Filing has been amended to contain the currently-dated certifications from our Chief Executive Officer and Chief Financial Officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. The certifications of our Chief Executive Officer and Chief Financial Officer are attached to this Form 10-K/A as Exhibits 31.1, 32.1, 31.2 and 32.2, respectively. For a more detailed description of these restatements see Note 2 to the accompanying consolidated financial statements in this Form 10-K/A.

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

  •
  our expectations for the continued availability and cost of capital; and

  •
  our expectations regarding the remediation of the material weaknesses in our internal control over financial reporting.

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

  •
  the remediation of any material weaknesses and the costs to strengthen its internal control structure, potential investigations, litigation, or other proceedings by governmental authorities, stockholders or other parties, and risks related to the impact of the restatement on the Company's reputation, development projects, joint ventures and other commercial contracts;

  •
  the ability of the Company to generate sufficient future taxable income to realize its deferred tax assets;

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

v

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

        In this Annual Report on Form 10-K/A, the terms "we," "us," "our," the "Company" and "Penn" refer to Penn National Gaming, Inc. and its subsidiaries, unless the context indicates otherwise.

Spin-Off of Real Estate Assets through a Real Estate Investment Trust

        On November 1, 2013, the Company completed its plan to separate its gaming operating assets from its real property assets by creating a newly formed, publicly traded real estate investment trust ("REIT"), known as Gaming and Leisure Properties, Inc. ("GLPI"), through a tax free spin-off (the "Spin-Off"). Penn effected the Spin-Off by distributing one share of common stock of GLPI to the holders of Penn common stock and Series C Convertible Preferred Stock ("Series C Preferred Stock") for every share of Penn common stock and every 1/1000th of a share of Series C Preferred Stock that they held at the close of business on October 16, 2013, the record date for the Spin-Off. Peter M. Carlino and the PMC Delaware Dynasty Trust dated September 25, 2013, a trust for the benefit of Mr. Carlino's children, also received 882,129 additional shares of GLPI common stock, in exchange for 2,167,393 shares of Penn common stock that they transferred to Penn immediately prior to the Spin-Off, and Mr. Carlino exchanged certain options to acquire Penn common stock for options to acquire GLPI common stock having the same aggregate intrinsic value. Penn engaged in these exchanges with Mr. Carlino and his related trust to ensure that each member of the Carlino family beneficially owns 9.9% or less of the outstanding shares of Penn common stock following the Spin-Off, so that GLPI can qualify to be taxed as a REIT for United States ("U.S.") federal income tax purposes.

        In addition, through a series of internal corporate restructurings, Penn contributed to GLPI substantially all of the assets and liabilities associated with Penn's real property interests and real estate development business, as well as all of the assets and liabilities of Hollywood Casino Baton Rouge and Hollywood Casino Perryville, which are referred to as the "TRS Properties." As a result of the Spin-Off, GLPI owns substantially all of Penn's former real property assets and leases back those assets (other than the TRS Properties) to Penn for use by its subsidiaries, under a "triple net" master lease agreement (the "Master Lease") (which has a fifteen-year initial term that can be extended at Penn's option for up to four five-year renewal terms), as well as owns and operates the TRS Properties. Penn continues to operate the leased gaming facilities and hold the associated gaming licenses with these facilities. As a result of the Spin-Off, the Company's results for the year ended December 31, 2013 only include the TRS Properties for the period January 1, 2013 through October 31, 2013. The TRS properties have been reported as discontinued operations in the Company's financial statements.

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

Master Lease

        As of December 31, 2014, the Company leased from GLPI real property assets associated with eighteen of the Company's gaming and related facilities used in the Company's operations. Our two projects currently under development, Plainridge Park Casino and a Hollywood Casino branded facility with the Jamul Tribe, are not subject to the Master Lease. The following summary of the Master Lease is qualified in its entirety by reference to the Master Lease which has been filed with the Securities and Exchange Commission as Exhibit 10.20 to this Form 10-K/A. It was determined that the Master Lease did not meet the requirements of a normal leaseback under ASC 840 due to prohibited forms of continuing involvement and is therefore accounted for as a financing obligation.

        The payment structure under the Master Lease, which became effective November 1, 2013, includes a fixed component, a portion of which is subject to an annual escalator of up to 2% if certain coverage ratio thresholds are met, and a component that is based on the performance of the facilities, which is prospectively adjusted, subject to a floor of zero (i) every five years by an amount equal to 4% of the average change to net revenues of all facilities under the Master Lease (other than Hollywood Casino Columbus and Hollywood Casino Toledo) during the preceding five years, and (ii) monthly by an amount equal to 20% of the change in net revenues of Hollywood Casino Columbus and Hollywood Casino Toledo during the preceding month. In addition, with the openings of Hollywood Gaming at Dayton Raceway and Hollywood Gaming at Mahoning Valley Race Course in the third quarter of 2014, these properties began making payments subject to the terms of the Master Lease, which had the impact of increasing our annual payment related to the Master Lease by approximately $19 million, which approximates ten percent of the real estate construction costs paid for by GLPI related to these facilities.

        In April 2014, an amendment to the Master Lease was entered into in order to revise certain provisions relating to our Sioux City property. In accordance with the amendment, upon the cessation of gaming operations at Argosy Casino Sioux City on July 30, 2014 due to the termination of its gaming license, the annual payment to GLPI was reduced by $6.2 million. Additionally, the Company finalized its calculation of the coverage ratio in accordance with the appropriate provisions of the Master Lease to determine if an annual base payment escalator is due. The calculation of the escalator resulted in an increase to our annual payment of $3.2 million. The net impact of the two items above resulted in lower interest expense on our financing obligation with GLPI.

        The Master Lease is commonly known as a triple-net lease. Accordingly, in addition to financing obligation payments, the Company is required to pay the following, among other things: (1) all facility maintenance; (2) all insurance required in connection with the leased properties and the business conducted on the leased properties; (3) taxes levied on or with respect to the leased properties (other than taxes on the income of the lessor); and (4) all utilities and other services necessary or appropriate for the leased properties and the business conducted on the leased properties.

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

        We do not have the ability to terminate our obligations under the Master Lease prior to its expiration without GLPI's consent. If the Master Lease is terminated prior to its expiration other than with GLPI's consent, we may be liable for damages and incur charges such as continued lease payments through the end of the lease term and maintenance costs for the leased property.

Segment Information

        Our Chief Executive Officer, who is the Company's Chief Operating Decision Maker ("CODM") as that term is defined in Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 280, "Segment Reporting" ("ASC 280"), measures and assesses the Company's business performance based on regional operations of various properties grouped together based primarily on their geographic locations. In January 2014, the Company named Jay Snowden as its Chief Operating Officer and the Company decided in connection with this announcement to re-align its reporting structure. Starting in January 2014, the Company's reportable segments are: (i) East/Midwest, (ii) West, and (iii) Southern Plains. See "Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Item 8—Financial Statements and Supplementary Data—Note 18—Segment Information."

        The East/Midwest reportable segment consists of the following properties: Hollywood Casino at Charles Town Races, Hollywood Casino Bangor, Hollywood Casino at Penn National Race Course, Hollywood Casino Lawrenceburg, Hollywood Casino Toledo, which opened on May 29, 2012, Hollywood Casino Columbus, which opened on October 8, 2012, Hollywood Gaming at Dayton Raceway, which opened on August 28, 2014, and Hollywood Gaming at Mahoning Valley Race Course, which opened on September 17, 2014. It also includes the Company's Casino Rama management service contract and the Plainville project in Massachusetts which the Company expects to open in June 2015. It also previously included Hollywood Casino Perryville which was contributed to GLPI on November 1, 2013 and is reported as discontinued operations.

        The West reportable segment consists of the following properties: Zia Park Casino and the M Resort, as well as the Jamul development project, which the Company anticipates completing in mid-2016.

        The Southern Plains reportable segment consists of the following properties: Hollywood Casino Aurora, Hollywood Casino Joliet, Argosy Casino Alton, Argosy Casino Riverside, Hollywood Casino Tunica, Hollywood Casino Gulf Coast (formerly Hollywood Casino Bay St. Louis), Boomtown Biloxi, and Hollywood Casino St. Louis (formerly Harrah's St. Louis which was acquired from Caesars Entertainment on November 2, 2012), and includes the Company's 50% investment in Kansas Entertainment, LLC ("Kansas Entertainment"), which owns the Hollywood Casino at Kansas Speedway. On July 30, 2014, the Company closed Argosy Casino Sioux City. It also previously included Hollywood Casino Baton Rouge which was contributed to GLPI on November 1, 2013 and is reported as discontinued operations.

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

        The real estate of the Master Lease properties described below was contributed to GLPI as part of the Spin-Off; however, Penn continues to operate the leased gaming facilities. The following table summarizes certain features of the Master Lease properties operated and managed by us as of December 31, 2014:

Master Lease Properties

	Location	Type of Facility	Approx. Property Square Footage(1)	Gaming Machines	Table Games(2)	Hotel Rooms
Hollywood Casino at Charles Town Races	Charles Town, WV	Land-based gaming/Thoroughbred racing	511,249	2,677	99	153
Hollywood Casino Lawrenceburg	Lawrenceburg, IN	Dockside gaming	634,000	2,223	71	295
Hollywood Casino Toledo	Toledo, OH	Land-based gaming	285,335	2,043	60	—
Hollywood Casino Columbus	Columbus, OH	Land-based gaming	354,075	2,268	78	—
Hollywood Gaming at Dayton Raceway	Dayton, OH	Land-based gaming/Harness racing	191,037	984	—	—
Hollywood Gaming at Mahoning Valley Race Course	Youngstown, OH	Land-based gaming/Thoroughbred racing	177,448	866	—	—
Hollywood Casino St. Louis	Maryland Heights, MO	Dockside gaming	645,270	2,112	57	502
Hollywood Casino at Penn National Race Course	Grantville, PA	Land-based gaming/Thoroughbred racing	451,758	2,433	54	—
M Resort	Henderson, NV	Land-based gaming	910,173	1,342	40	390
Argosy Casino Riverside	Riverside, MO	Dockside gaming	450,397	1,473	29	258
Hollywood Casino Gulf Coast	Bay St. Louis, MS	Land-based gaming	425,920	1,151	19	291
Hollywood Casino Tunica	Tunica, MS	Dockside gaming	315,831	1,095	20	494
Hollywood Casino Aurora	Aurora, IL	Dockside gaming	222,189	1,157	21	—
Boomtown Biloxi	Biloxi, MS	Dockside gaming	134,800	960	16	—
Hollywood Casino Joliet	Joliet, IL	Dockside gaming	322,446	1,126	23	100
Hollywood Casino Bangor	Bangor, ME	Land-based gaming/Harness racing	257,085	900	12	152
Argosy Casino Alton(3)	Alton, IL	Dockside gaming	241,762	907	12	—
Argosy Casino Sioux City(4)	Sioux City, IA	Dockside gaming	—	—	—	—
Zia Park Casino	Hobbs, NM	Land-based gaming/Thoroughbred racing	193,645	750	—	154

Total			6,724,420	26,467	611	2,789

(1)
Square footage includes conditioned space and excludes parking garages and barns.

(2)
Excludes poker tables.

(3)
Excludes the riverboat, which continues to be owned by Penn.

(4)
This facility was closed on July 30, 2014.

        The following table summarizes certain features of the other properties owned and operated, or managed, by us as of December 31, 2014:

Other Properties

	Location	Type of Facility	Approx. Property Square Footage(1)	Gaming Machines	Table Games(2)	Hotel Rooms
Owned Properties:
Hollywood Casino at Kansas Speedway(3)	Kansas City, KS	Land-based gaming	244,791	2,000	40	—
Beulah Park(4)	Grove City, OH	Thoroughbred racing	—	—	—	—
Freehold Raceway(5)	Freehold, NJ	Standardbred racing	132,865	—	—	—
Raceway Park(6)	Toledo, OH	Standardbred racing	—	—	—	—
Rosecroft Raceway	Oxon Hill, MD	Standardbred racing	183,950	—	—	—
Sanford-Orlando Kennel Club	Longwood, FL	Greyhound racing	58,940	—	—	—
Plainridge Racecourse(7)	Plainville, MA	Harness racing	55,230	—	—	—
Sam Houston Race Park(8)	Houston, TX	Thoroughbred racing	283,383	—	—	—
Valley Race Park(8)	Harlingen, TX	Greyhound racing	118,216	—	—	—
Managed Property:
Casino Rama(9)	Orillia, Ontario	Land-based gaming	840,928	2,499	106	289

Total			1,918,303	4,499	146	289

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

Governmental Regulations

        The gaming and racing industries are highly regulated and we must maintain our licenses and pay gaming taxes to continue our operations. Each of our facilities is subject to extensive regulation under the laws, rules and regulations of the jurisdiction where it is located. These laws, rules and regulations generally concern the responsibility, financial stability and character of the owners, managers, and persons with financial interests in the gaming operations. Violations of laws or regulations in one jurisdiction could result in disciplinary action in other jurisdictions. A more detailed description of the regulations to which we are subject is contained in Exhibit 99.1 to this Annual Report on Form 10-K/A, which is incorporated herein by reference.

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

Available Information

        For more information about us, visit our website at www.pngaming.com. The contents of our website are not part of this Annual Report on Form 10-K/A. Our electronic filings with the SEC (including all Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, and Current Reports on Form 8-K, and any amendments to these reports), including the exhibits, are available free of charge through our website as soon as reasonably practicable after we electronically file them with, or furnish them to, the SEC.

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

        Gaming competition is intense in most of the markets where we operate. Recently, there has been additional significant competition in our markets as a result of the upgrading or expansion of facilities by existing market participants, the entrance of new gaming participants into a market or legislative changes. As competing properties and new markets are opened, our operating results may be negatively impacted. For example, new casinos and racinos have opened recently that compete in the same market as our Lawrenceburg property; there is increased competition to our Charles Town property from the opening of the casino complex at the Arundel Mills mall in Anne Arundel, Maryland in June 2012 and its addition of table games in the spring of 2013; the opening of Horseshoe Baltimore Casino in Baltimore, Maryland in 2014 and the expected opening of a casino at National Harbor in Prince George's County, Maryland are competing with our Hollywood Casino at Charles Town Races and to a lesser extent, Hollywood Casino at Penn National Race Course; the opening of our joint venture casino project in Kansas in February 2012 which impacted Argosy Casino Riverside; and a casino that opened in July 2011 in Des Plaines, Illinois which negatively impacted our Hollywood Casino Aurora and Hollywood Casino Joliet properties. Hollywood Casino Aurora and Hollywood Casino Joliet have also been negatively impacted by the proliferation of gaming terminals at numerous locations throughout the state which are in the vicinity of our operations. In addition, some of our direct competitors in certain markets may have superior facilities and/or operating conditions. We expect each existing or future market in which we participate to be highly competitive. The competitive position of each of our casino properties is discussed in detail in the subsection entitled "Competition" of this Annual Report on Form 10-K/A.

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

         We are required to pay a significant portion of our cash flows as financing payments under the Master Lease, which could adversely affect our ability to fund our operations and growth and limit our ability to react to competitive and economic changes.

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

  •
  require us to dedicate a substantial portion of our cash flow from operations to making lease payments, thereby reducing the availability of our cash flow to fund working capital, capital expenditures and other general corporate purposes;

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

        We incurred a substantial amount of indebtedness, as well as a significant fixed annual lease payment to GLPI, in connection with the Spin-Off. Our substantial indebtedness and additional fixed costs via our Master Lease obligation could have important consequences to our financial health. For example, it could:

  •
  make it more difficult for us to satisfy our obligations with respect to our indebtedness;

  •
  limit our ability to participate in multiple or large development projects, absent additional third party financing;

  •
  increase our vulnerability to general or regional adverse economic and industry conditions or a downturn in our business;

  •
  require us to dedicate a substantial portion of our cash flow from operations to satisfy our financing obligation and debt service, thereby reducing the availability of our cash flow to fund working capital, capital expenditures and other general corporate purposes;

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

ITEM 6.    SELECTED FINANCIAL DATA

        The following selected consolidated financial and operating data for the five-year period ended December 31, 2014 is derived from our consolidated financial statements that have been audited by Ernst & Young LLP, an independent registered public accounting firm. The selected consolidated financial and operating data has been restated for each of the periods presented. Refer to the Explanatory Note appearing at the beginning of this Annual Report on Form 10-K/A and Note 2 of Item 8 "Financial Statements and Supplementary Data" for additional information. The selected consolidated financial and operating data should also be read in conjunction with our consolidated financial statements and notes thereto, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the other financial information included herein.

	Year Ended December 31,
	2014(1)	2013(2)	2012(3)	2011	2010(4)
	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)
	(in thousands, except per share data)
Income statement data:
Net revenues	$2,590,527	$2,777,886	$2,688,822	$2,510,373	$2,315,913
Total operating expenses	2,333,339	3,201,754	2,291,366	2,064,767	2,195,266

Income (loss) from operations	257,188	(423,868)	397,456	445,606	120,647
Total other expenses	(410,491)	(202,509)	(72,429)	(104,082)	(144,534)

(Loss) income from continuing operations before income taxes	(153,303)	(626,377)	325,027	341,524	(23,887)
Income tax (benefit) provision	30,519	(33,580)	137,449	127,331	54,577

Net (loss) income from continuing operations including noncontrolling interests	(183,822)	(592,797)	187,578	214,193	(78,464)
Less: Net loss attributable to noncontrolling interests	—	—	—	—	(2,193)

Net (loss) income from continuing operations attributable to the shareholders of Penn National Gaming, Inc. and subsidiaries	$(183,822)	$(592,797)	$187,578	$214,193	$(76,271)

Net income from discontinued operations, net of tax	$—	$11,545	$22,919	$26,684	$15,330

Net (loss) income attributable to the shareholders of Penn	$(183,822)	$(581,252)	$210,497	$240,877	$(60,941)

Per share data:
Basic (loss) earnings per common share from continuing operations	$(2.34)	$(7.59)	$1.98	$2.22	$(0.98)
Diluted (loss) earnings per common share from continuing operations	$(2.34)	$(7.59)	$1.81	$2.00	$(0.98)
Basic (loss) earnings per common share from discontinued operations	N/A	$0.15	$0.24	$0.28	$0.20
Diluted (loss) earnings per common share from discontinued operations	N/A	$0.15	$0.22	$0.25	$0.20
Weighted shares outstanding—Basic(5)	78,425	78,111	76,345	77,991	78,079
Weighted shares outstanding—Diluted(5)	78,425	78,111	103,804	107,051	78,079

	Year Ended December 31,
	2014(1)	2013(2)	2012(3)	2011	2010(4)
	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)
	(in thousands, except per share data)
Other data:
Net cash provided by operating activities	$262,223	$453,767	$507,189	$567,365	$493,178
Net cash used in investing activities	(375,536)	(180,357)	(1,188,487)	(338,802)	(736,758)
Net cash provided by (used in) financing activities	28,991	(240,882)	703,325	(236,508)	(223,153)
Depreciation and amortization	266,742	303,404	233,407	199,057	203,727
Interest expense	425,114	159,897	82,124	100,251	130,333
Capital expenditures	228,145	196,600	467,795	284,793	303,899
Balance sheet data:
Cash and cash equivalents	$208,673	$292,995	$260,467	$238,440	$246,385
Total assets	4,664,894	4,467,587	5,619,383	4,586,511	4,450,761
Total financing obligation	3,611,513	3,534,809	—	—	—
Total debt(6)	1,241,430	1,044,995	2,719,508	2,034,792	2,168,318
Shareholders' equity (deficit)	(708,014)	(550,852)	2,241,590	1,963,767	1,771,376

(1)
During the fourth quarter of 2014, we recorded goodwill and other intangible assets impairment charges of $155.3 million, as we determined that a portion of the value of our goodwill and other intangible assets was impaired due to our outlook of continued challenging regional gaming conditions which persisted in 2014 at certain properties in our Southern Plains segment, as well as for the write-off of a trademark intangible asset in the West segment. During the second quarter of 2014, the Company recorded a impairment charge of $4.6 million to write-down certain idle assets to their estimated salvage value. Interest expense on the Master Lease financing obligation, which became effective November 1, 2013, was $379.2 million for the year ended December 31, 2014.

(2)
We recorded impairment charges of $724.2 million, which includes the impact of the spin-off, during the year ended December 31, 2013. In addition, as a result of a new gaming license being awarded for the development of an additional casino in Sioux City, Iowa to another applicant in April 2013, we recorded a impairment charge of $71.8 million for Argosy Casino Sioux City during the year ended December 31, 2013. Additionally, in conjunction with the relocation of our two racetracks in Ohio, we recorded an impairment charge of $2.2 million during the year ended December 31, 2013. Furthermore, for 2013, we incurred a $61.7 million loss on the early extinguishment of debt, transaction costs associated with the Spin-Off of $39.5 million, and interest expense on the Master Lease financing obligation of $62.1 million. Finally, we recorded a valuation allowance in the fourth quarter of 2013 of which $90.3 million was recorded as income tax provision and $599.9 million was recorded as part of the Spin-Off transaction [see Note 15—Income Taxes for additional details].

(3)
During the year ended December 31, 2012, we incurred non-deductible lobbying costs of $45.1 million associated with our unsuccessful efforts to oppose an expansion of gaming in the state of Maryland and transaction costs associated with the Spin-Off of $7.1 million.

(4)
As a result of decreased earnings projections resulting from an anticipated increase in competition from the scheduled opening of a $445 million casino in the second half of 2011 in Des Plaines, Illinois, as well as continued challenging market conditions in the Chicagoland regional market, we recorded a goodwill impairment charge of $188.8 million related to our Aurora and Joliet properties during the year ended December 31, 2010. As a result of the May 2010 statewide election, whereby the voters determined that our casino in Columbus could be located at the site of the former Delphi Automotive plant along Columbus's West Side, we reclassified the land that we had previously purchased in the Arena District site that had been originally approved for our casino as held for sale and recorded an impairment charge of $31.3 million. Additionally, during the year ended December 31, 2010, we wrote-off the trademark intangible asset associated with the Argosy acquisition for $4.4 million due to management's strategy to transition Argosy properties to the Hollywood Casino brand.

(5)
Since we reported a loss from operations for the years ended December 31, 2014, 2013, and 2010, we were required to use basic weighted-average common shares outstanding, rather than diluted weighted-average common shares outstanding, when calculating diluted loss per share for those periods.

(6)
During the first quarter of 2015, the Company adopted ASU 2015-03 and restrospectively reclassified the amount of deferred financing fees previously recorded as an asset, to an offset to the Company's long-term debt.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        As described in Note 2 to the consolidated financial statements in Item 8 of this Form 10-K/A, the Company restated its audited financial statements for the years ended December 31, 2014 and 2013. The impact of the restatement is reflected in Management's Discussion and Analysis of financial condition and result of operations below.

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

        Our properties generate significant operating cash flow, since most of our revenue is cash-based from slot machines, table games, and pari-mutuel wagering. Our business is capital intensive, and we rely on cash flow from our properties to generate operating cash to satisfy our obligations under the Master Lease, repay debt, fund capital maintenance expenditures, fund new capital projects at existing properties and provide excess cash for future development and acquisitions.

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

Spin-Off of Real Estate Assets through a Real Estate Investment Trust

        On November 1, 2013, the Company completed its plan to separate its gaming operating assets from its real property assets by creating a newly formed, publicly traded REIT, known as GLPI, through a tax free Spin-Off. Penn effected the Spin-Off by distributing one share of common stock of GLPI to the holders of Penn common stock and Series C Preferred Stock for every share of Penn common stock and every 1/1000th of a share of Series C Preferred Stock that they held at the close of business on October 16, 2013, the record date for the Spin-Off. Peter M. Carlino and the PMC Delaware Dynasty Trust dated September 25, 2013, a trust for the benefit of Mr. Carlino's children, also received 882,129 additional shares of GLPI common stock, in exchange for 2,167,393 shares of Penn common stock that they transferred to Penn immediately prior to the Spin-Off. Based on the closing price of the GLPI common stock on October 30, 2013, the aggregate consideration transferred totaled $39.1 million. On that same date, based on the closing price of Penn common stock, the aggregate consideration received totaled $28.4 million. As a result, the consideration transferred exceeded the amount received by approximately $10.7 million. This excess was accounted for as a transaction cost associated with the Spin-Off within general and administrative expenses with the value of the Penn shares acquired as the cost of the treasury stock.

        Mr. Carlino also exchanged certain options to acquire Penn common stock for options to acquire GLPI common stock having the same aggregate intrinsic value. Penn engaged in these exchanges with Mr. Carlino and his related trust to ensure that each member of the Carlino family beneficially owns 9.9% or less of the outstanding shares of Penn common stock following the Spin-Off, so that GLPI can qualify to be taxed as a REIT for U.S. federal income tax purposes.

        In addition, through a series of internal corporate restructurings, Penn contributed to GLPI substantially all of the assets and liabilities associated with Penn's real property interests and real estate development business, as well as all of the assets and liabilities of Hollywood Casino Baton Rouge and Hollywood Casino Perryville, which are referred to as the "TRS Properties." As a result of the Spin-Off, GLPI owns substantially all of Penn's former real property assets and leases back those assets (other than the TRS Properties) to Penn for use by its subsidiaries, under the Master Lease (which has a fifteen-year initial term that can be extended at Penn's option for up to four five-year renewal terms), as well as owns and operates the TRS Properties. Penn continues to operate the leased gaming facilities and hold the associated gaming licenses with these facilities. As a result of the Spin-Off, the Company's results for the year ended December 31, 2013 only include the TRS Properties for the period

January 1, 2013 through October 31, 2013. The TRS properties have been reported as discontinued operations in the Company's consolidated financial statements.

        On November 1, 2013, Penn entered into a Tax Matters Agreement with GLPI, which governs the respective rights, responsibilities and obligations of the two companies after the Spin-Off with respect to payment of tax liabilities, entitlement of refunds, and filing of tax returns and sets forth certain covenants and indemnities. Pursuant to the Tax Matters Agreement, Penn was required to prepare and file a federal consolidated income tax return for 2013, which included a combination of Penn and GLPI legal entities for the activity prior to the Spin-Off, with any adjustments for the impact of the final consolidated income tax return recorded to either shareholders' equity or the statement of income depending on the specific item giving rise to the adjustment. In conjunction with the filing of the final 2013 federal consolidated income tax return with the Internal Revenue Service, Penn recorded a decrease to shareholders' equity of $2.5 million during the year ended December 31, 2014.

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

        The Company incurred transaction costs of $0.9 million, $39.5 million (which includes the $10.7 million transaction cost related to the Carlino exchange mentioned above), and $7.1 million for the years ended December 31, 2014, 2013 and 2012, respectively, associated with the Spin-Off, which were included in general and administrative expenses within the consolidated statements of operations.

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

        The East/Midwest reportable segment consists of the following properties: Hollywood Casino at Charles Town Races, Hollywood Casino Bangor, Hollywood Casino at Penn National Race Course, Hollywood Casino Lawrenceburg, Hollywood Casino Toledo, which opened on May 29, 2012, Hollywood Casino Columbus, which opened on October 8, 2012, Hollywood Gaming at Dayton Raceway, which opened on August 28, 2014, and Hollywood Gaming at Mahoning Valley Race Course, which opened on September 17, 2014. It also includes the Company's Casino Rama management service contract and the Plainville project in Massachusetts which the Company expects to open in June 2015. It also previously included Hollywood Casino Perryville which was contributed to GLPI on November 1, 2013 and is reported as discontinued operations.

        The West reportable segment consists of the following properties: Zia Park Casino and the M Resort, as well as the Jamul development project, which the Company anticipates completing in mid-2016.

        The Southern Plains reportable segment consists of the following properties: Hollywood Casino Aurora, Hollywood Casino Joliet, Argosy Casino Alton, Argosy Casino Riverside, Hollywood Casino Tunica, Hollywood Casino Gulf Coast (formerly Hollywood Casino Bay St. Louis), Boomtown Biloxi, and Hollywood Casino St. Louis (formerly Harrah's St. Louis which was acquired from Caesars

Entertainment on November 2, 2012), and includes the Company's 50% investment in Kansas Entertainment, which owns the Hollywood Casino at Kansas Speedway. On July 30, 2014, the Company closed Argosy Casino Sioux City. It also previously included Hollywood Casino Baton Rouge which was contributed to GLPI on November 1, 2013 and is reported as discontinued operations.

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

Financial Highlights:

        We reported net revenues and income from operations of $2,590.5 million and $257.2 million, respectively, for the year ended December 31, 2014, compared to net revenues and a loss from continuing operations of $2,777.9 million and $423.9 million, respectively, for the corresponding period in the prior year. The major factors affecting our results for the year ended December 31, 2014, as compared to the year ended December 31, 2013, were:

  •
  Impairment losses of $159.9 million for the year ended December 31, 2014, compared to $798.3 million for the year ended December 31, 2013.

  •
  Interest expense on our financing obligation with GLPI (whose lease term commenced November 1, 2013) of $379.2 million and $62.1 million for the years ended December 31, 2014 and 2013, respectively.

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

  •
  The closure of Argosy Casino Sioux City in our Southern Plains segment on July 30, 2014.

  •
  Lower general and administrative expenses for Other of $66.6 million for the year ended December 31, 2014, compared to the corresponding period in the prior year, primarily due to lower Spin-Off transaction and development costs of $40.7 million, lower costs on cash-settled stock based awards of $13.9 million primarily due to the favorable impact from declines in GLPI's stock price for GLPI awards held by Penn employees and the fact that certain members of Penn's executive management team transferred their employment to GLPI as part of the Spin-Off, lower stock-based compensation costs of $12.1 million primarily due to lower aggregate executive compensation following the Spin-Off, and a reduction in various other items due to cost containment measures, all of which was partially offset by higher lobbying costs of $3.5 million.

  •
  Lower depreciation and amortization expense of $36.7 million for the year ended December 31, 2014, as compared to the corresponding period in the prior year, primarily due to higher depreciation expense of $18.3 million in 2013 due to the full depreciation of certain assets, mainly slots and furniture, fixtures and equipment, at several of our properties, primarily Hollywood Casino Joliet, Hollywood Casino at Penn National Race Course, Hollywood Casino Bangor and Hollywood Casino Lawrenceburg, as well as lower gaming license intangible amortization and depreciation expense of $7.6 million at Argosy Casino Sioux City with the awarding of the gaming license to another gaming operator in April 2013 (see Note 14 to the consolidated financial statements for further details). Additionally, the reclassification of the assets of our Beulah Park and Raceway Park facilities as assets held for sale at December 31, 2013 resulted in lower depreciation expense of $9.1 million in the year ended December 31, 2013.

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

  •
  We had a net loss of $183.8 million for the year ended December 31, 2014, as compared to a net loss of $581.3 million for the corresponding period in the prior year, primarily due to the variances discussed above, as well as decreased interest expense primarily due to our lower levels of indebtedness subsequent to the Spin-Off, offset by a lower income tax benefit.

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

Southern Plains

  •
  As discussed in Note 14 to the consolidated financial statements, on July 30, 2014, Argosy Casino Sioux City ceased its operations.

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

Long-lived assets

        At December 31, 2014, we had a net property and equipment balance of $2,669.7 million within our consolidated balance sheet, representing 57.2% of total assets. We depreciate property and equipment on a straight-line basis over their estimated useful lives. The estimated useful lives are determined based on the nature of the assets as well as our current operating strategy. We review the carrying value of our property and equipment for possible impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable based on undiscounted estimated future cash flows expected to result from its use and eventual disposition. The factors considered by us in performing this assessment include current operating results, trends and prospects, as well as the effect of obsolescence, demand, competition and other economic factors. For purposes of recognizing and measuring impairment in accordance with ASC 360, "Property, Plant, and Equipment," assets are grouped at the individual property level representing the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets. In assessing the recoverability of the carrying value of property and equipment, we must make assumptions regarding future cash flows and other factors. If these estimates or the related assumptions change in the future, we may be required to record an impairment loss for these assets. Such an impairment loss would be recognized as a non-cash component of operating income.

Goodwill and other intangible assets

        At December 31, 2014, the Company had $874.2 million in goodwill and $419.5 million in other intangible assets within its consolidated balance sheet, representing 18.7% and 9.0% of total assets, respectively, resulting from the Company's acquisition of other businesses and payment for gaming licenses. Two issues arise with respect to these assets that require significant management estimates and judgment: (i) the valuation in connection with the initial purchase price allocation; and (ii) the ongoing evaluation for impairment.

        In connection with our acquisitions, valuations are completed to determine the allocation of the purchase prices. The factors considered in the valuations include data gathered as a result of our due diligence in connection with the acquisitions, projections for future operations, and data obtained from third-party valuation specialists as deemed appropriate. Goodwill represents the future economic benefits of a business combination measured as the excess purchase price over the fair market value of net assets acquired. Goodwill is tested annually, or more frequently if indicators of impairment exist, in two steps. In step 1 of the impairment test, the current fair value of each reporting unit is estimated using a discounted cash flow model which is then compared to the carrying value of each reporting unit including the allocation of the carrying value of certain consolidated obligations that benefit individual reporting units. The Company adjusts the carrying value of each reporting unit that utilizes property that is subject to the Master Lease by an allocation of a pro-rata portion of the GLPI financing obligation based on the reporting unit's estimated fair value as a percentage of the aggregate estimated fair value of all reporting units that utilize property that is subject to the Master Lease. If the carrying amount of a reporting unit exceeds its fair value in step 1 of the impairment test, then step 2 of the impairment test is performed to determine the implied fair value of goodwill for that reporting unit. If the implied fair value of goodwill is less than the goodwill allocated for that reporting unit, an impairment is recognized. In the event a reporting unit has a negative carrying amount, the Company first performs a qualitative evaluation to determine if it is more likely than not that a goodwill impairment exists, and if so, it performs a step 2 of the impairment test to measure the amount of the impairment charge, if any.

        In accordance with ASC 350, "Intangibles—Goodwill and Other," the Company considers its gaming licenses and other various intangible assets as indefinite-life intangible assets that do not require amortization based on our future expectations to operate our gaming facilities indefinitely (notwithstanding the recent events in Iowa, which we concluded was an isolated incident and the first time in our history a gaming regulator has taken an action which could cause us to lose our gaming license) as well as our historical experience in renewing these intangible assets at minimal cost with various state commissions. Rather, these intangible assets are tested annually for impairment, or more frequently if indicators of impairment exist, by comparing the fair value of the recorded assets to their carrying amount. If the carrying amounts of the indefinite-life intangible assets exceed their fair value, an impairment loss is recognized. The Company completes its testing of its intangible assets prior to assessing the realizability of its goodwill.

        The Company assessed the fair value of its indefinite-life intangible assets (which are primarily gaming licenses) using the Greenfield Method under the income approach. The Greenfield Method estimates the fair value of the gaming license using a discounted cash flow model assuming the Company built a casino with similar utility to that of the existing facility. The method assumes a theoretical start-up company going into business without any assets other than the intangible asset being valued. As such, the value of the gaming license is a function of the following items:

  •
  Projected revenues and operating cash flows (including an allocation of the Company's projected financing payments to its reporting units consistent with how the GLPI financing obligation is allocated);

  •
  Theoretical construction costs and duration;

  •
  Pre-opening expenses;

  •
  Discounting that reflects the level of risk associated with receiving future cash flows attributable to the license; and

  •
  Remaining useful life of the license.

        The evaluation of goodwill and indefinite-life intangible assets requires the use of estimates about future operating results of each reporting unit to determine the estimated fair value of the reporting unit and the indefinite-lived intangible assets. We must make various assumptions and estimates in performing our impairment testing. The implied fair value includes estimates of future cash flows (including an allocation of the Company's projected financing obligation payments to its reporting units) that are based on consistently applied, reasonable and supportable assumptions which represent our best estimates of the cash flows expected to result from the use of the assets including their eventual disposition. Changes in estimates, increases in our cost of capital, reductions in transaction multiples, changes in operating and capital expenditure assumptions or application of alternative assumptions and definitions could produce significantly different results. Future cash flow estimates are, by their nature, subjective and actual results may differ materially from our estimates. If our ongoing estimates of future cash flows are not met, we may have to record additional impairment charges in future accounting periods. Our estimates of cash flows are based on the current regulatory and economic climates, recent operating information and budgets of the various properties where we conduct operations. These estimates could be negatively impacted by changes in federal, state or local regulations, economic downturns, or other events affecting our properties.

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

        For the year ended December 31, 2014, the Company recorded goodwill and other intangible assets impairment charges of $155.3 million, as it determined that a portion of the value of its goodwill and other intangible assets was impaired as a result of the October 1, 2014 impairment test due to the Company's outlook of continued challenging regional gaming conditions at certain properties which persisted in 2014 in its Southern Plains segment, as well as for the write-off of a trademark intangible asset in the West segment. The impairment charges by segment were as follows: Southern Plains, $153.9 million and West, $1.4 million.

        For 2013, as the Spin-Off was a significant financial event, an interim goodwill and other indefinite-life intangible assets impairment test as of November 1, 2013, the Spin-Off date, was performed. For the November 1, 2013 impairment test, the forecasted cash flows for each applicable property was updated to include the obligations to be paid to GLPI under the Master Lease. As of a result of our fourth quarter 2013 impairment testing, we recorded impairment charges of $724.2 million for the year ended December 31, 2013, as we determined that a portion of the value of our goodwill and other intangible assets was impaired. The impairment charge by segment was as follows: East/Midwest, $416.4 million; Southern Plains, $269.8 million; West, $1.8 million; and Other, $36.2 million.

        Additionally, as a result of a new gaming license being awarded for the development of a new casino in Sioux City, Iowa to another applicant in April 2013, we recorded an impairment charge of $71.8 million for Argosy Casino Sioux City during the three months ended June 30, 2013, as we determined that the fair value of our Sioux City reporting unit was less than its carrying amount based on the Company's analysis of the estimated future expected cash flows the Company anticipated receiving from the operations of this facility.

        Consistent with prior years, we believe at this time all of our reporting units with goodwill and other intangible assets are at risk to have impairment charges in future periods regardless of the margin by which the current fair value of our reporting units exceed their carrying value and that such margin cannot and should not be relied upon to predict which properties are most at risk for future impairment charges. This is because the revenue and earning streams in our industry can vary significantly based on various circumstances, which in many cases are outside of the Company's control, and as such are extremely difficult to predict and quantify. We have disclosed several of these circumstances in the "Risk Factors" section of this Annual Report on Form 10-K/A. For instance, changes in legislation that approves gaming in nearby jurisdictions, further expansion of gaming in jurisdictions where we currently operate, new state legislation that requires the implementation of smoking bans at our casinos or any other events outside of our control that make the customer experience less desirable.

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

        The Company's remaining goodwill and other intangible assets by reporting unit at December 31, 2014 is shown below (in thousands):

Reporting Unit	Goodwill	Other Intangible Assets
	(as restated)	(as restated)
Hollywood Casino St. Louis	$205,783	$58,418
Hollywood Casino Aurora	207,207	—
Argosy Casino Riverside	154,332	4,964
Zia Park Casino	142,359	—
Hollywood Gaming at Dayton Raceway	15,339	125,000
Hollywood Gaming at Mahoning Valley Race Course	—	125,000
Hollywood Casino at Penn National Race Course	1,497	67,607
Hollywood Casino Lawrenceburg	63,189	—
Hollywood Casino Tunica	44,042	—
Plainridge Park Casino	3,052	25,297
Boomtown Biloxi	22,365	—
Argosy Casino Alton	9,863	8,285
Hollywood Casino Joliet	—	3,724
Others	5,156	1,158

Total	$874,184	$419,453

Income taxes

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

        In connection with the failed spin-off-leaseback, the Company continued to record real property assets and recorded a financing obligation of $2.00 billion and $3.52 billion, respectively, on November 1, 2013, which resulted in a substantial increase to our net deferred tax assets of $599.9 million. ASC 740 suggests that additional scrutiny should be given to deferred tax assets of an entity with cumulative pre-tax losses during the three most recent years and is widely considered significant negative evidence that is objective and verifiable and therefore, difficult to overcome. During the year ended December 31, 2014 and 2013, we had or expected to have cumulative pre-tax losses and considered this factor in our analysis of deferred taxes. Additionally, we expect to remain in a three year cumulative loss position in the near future. As a result, the Company has recorded a valuation allowance against its net deferred tax assets, excluding assets that can be realized based on our ability to carry back losses to recoup taxes previously paid and excluding the reversal of deferred tax liabilities related to indefinite-lived intangibles. We intend to continue to maintain a valuation allowance on our net deferred tax assets until there is sufficient positive evidence to support the reversal of all or some portion of these allowances.

        ASC 740 also creates a single model to address uncertainty in tax positions, and clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in an enterprise's financial statements. It also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. At December 31, 2014, we had a liability for unrecognized tax benefits of $7.0 million, which is included in noncurrent tax liabilities within our consolidated balance sheet. We operate within multiple taxing jurisdictions and are subject to audits in each jurisdiction. These audits can involve complex issues that may require an extended period of time to resolve. In our opinion, adequate provisions for income taxes have been made for all open periods.

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

        The consolidated results of operations for the years ended December 31, 2014, 2013 and 2012 are summarized below:

Year Ended December 31,	2014	2013	2012
	(Restated)	(Restated)	(Restated)
	(in thousands)
Revenues:
Gaming	$2,297,175	$2,479,601	$2,387,952
Food, beverage and other	432,021	450,568	423,202
Management service fee	11,650	13,176	14,835

Revenues	2,740,846	2,943,345	2,825,989
Less promotional allowances	(150,319)	(165,459)	(137,167)

Net revenues	2,590,527	2,777,886	2,688,822

Operating expenses:
Gaming	1,146,159	1,247,515	1,229,794
Food, beverage and other	319,792	336,279	330,497
General and administrative	446,436	516,143	504,897
Depreciation and amortization	266,742	303,404	233,407
Impairment losses	159,884	798,305	—
Insurance recoveries, net of deductible charges	(5,674)	108	(7,229)

Total operating expenses	2,333,339	3,201,754	2,291,366

(Loss) income from continuing operations	$257,188	$(423,868)	$397,456

        Certain information regarding our results of operations by segment for the years ended December 31, 2014, 2013 and 2012 is summarized below:

	Net Revenues			Income (loss) from Continuing Operations
Year Ended December 31,	2014	2013	2012	2014	2013	2012
	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)
			(in thousands)
East/Midwest	$1,467,380	$1,575,053	$1,596,241	$332,869	$(57,351)	$374,485
West	241,410	240,083	252,182	56,928	45,464	47,050
Southern Plains	857,447	930,762	807,265	46,395	(186,846)	165,039
Other	24,290	31,988	33,134	(179,004)	(225,135)	(189,118)

Total	$2,590,527	$2,777,886	$2,688,822	$257,188	$(423,868)	$397,456

Adjusted EBITDA

        Adjusted EBITDA is used by management as the primary measure of the Company's operating performance. We define adjusted EBITDA as earnings before interest, taxes, stock compensation, debt extinguishment charges, impairment charges, insurance recoveries and deductible charges, depreciation and amortization, changes in the estimated fair value of contingent purchase price to the previous owners of Plainridge Racecourse, gain or loss on disposal of assets, and other income or expenses. Adjusted EBITDA is also inclusive of results from discontinued operations, income or loss from unconsolidated affiliates, with our share of non-operating items (such as depreciation and amortization) added back for our joint venture in Kansas Entertainment. Adjusted EBITDA has economic substance because it is used by management as a performance measure to analyze the performance of our business, and is especially relevant in evaluating large, long lived casino projects because they provide a perspective on the current effects of operating decisions separated from the substantial non operational depreciation charges and financing costs of such projects. We also present adjusted EBITDA because it is used by some investors and creditors as an indicator of the strength and performance of ongoing business operations, including our ability to service debt, fund capital expenditures, acquisitions and operations. These calculations are commonly used as a basis by investors, analysts and credit rating agencies to evaluate and compare operating performance and value companies within our industry. In addition, gaming companies have historically reported adjusted EBITDA as a supplement to financial measures in accordance with GAAP. In order to view the operations of their casinos on a more stand alone basis, gaming companies, including us, have historically excluded from their adjusted EBITDA calculations certain corporate expenses that do not relate to the management of specific casino properties. However, adjusted EBITDA is not a measure of performance or liquidity calculated in accordance with GAAP. Adjusted EBITDA information is presented as a supplemental disclosure, as management believes that it is a widely used measure of performance in the gaming industry, is the principal basis for the valuation of gaming companies, and that it is considered by many to be a better indicator of the Company's operating results than net income (loss) per GAAP. Management uses adjusted EBITDA as the primary measure of the operating performance of its segments, including the evaluation of operating personnel. Adjusted EBITDA should not be construed as alternatives to operating income, as indicators of the Company's operating performance, as alternatives to cash flows from operating activities, as measures of liquidity, or as any other measures of performance determined in accordance with GAAP. The Company has significant uses of cash flows, including capital expenditures, interest payments, taxes and debt principal repayments, which are not reflected in adjusted EBITDA. It should also be noted that other gaming companies that report adjusted EBITDA information may calculate adjusted EBITDA in a different manner than the Company and therefore, comparability may be limited.

        A reconciliation of the Company's net income (loss) per GAAP to adjusted EBITDA, as well as the Company's income (loss) from operations per GAAP to adjusted EBITDA, is included below. Additionally, a reconciliation of each segment's income (loss) from operations to adjusted EBITDA is also included below. On a segment level, income (loss) from operations per GAAP, rather than net income (loss) per GAAP, is reconciled to adjusted EBITDA due to, among other things, the impracticability of allocating interest expense, interest income, income taxes and certain other items to the Company's segments on a segment by segment basis. Management believes that this presentation is more meaningful to investors in evaluating the performance of the Company's segments and is consistent with the reporting of other gaming companies.

        The reconciliation of the Company's (loss) income from continuing operations per GAAP to adjusted EBITDA, as well as the Company's net (loss) income per GAAP to adjusted EBITDA, for the years ended December 31, 2014, 2013 and 2012 was as follows:

Year Ended December 31,	2014	2013	2012
	(Restated)	(Restated)	(Restated)
	(in thousands)
Net (loss) income	$(183,822)	$(581,252)	$210,497
Income tax (benefit) provision	30,519	(33,580)	137,449
Other	(2,944)	(8,004)	(4,945)
Loss on early extinguishment of debt	—	61,660	—
Income from unconsolidated affiliates	(7,949)	(9,657)	(3,804)
Interest income	(3,730)	(1,387)	(946)
Interest expense	425,114	159,897	82,124
Income from discontinued operations, net of tax	—	(11,545)	(22,919)

(Loss) income from continuing operations	$257,188	$(423,868)	$397,456
Loss (gain) on disposal of assets	738	3,682	(1,546)
Insurance recoveries, net of deductible charges	(5,674)	108	(7,229)
Impairment losses	159,884	798,305	—
Charge for stock compensation	10,666	22,809	28,609
Plainridge contingent purchase price	689	—	—
Depreciation and amortization	266,742	303,404	233,407
Income from unconsolidated affiliates	7,949	9,657	3,804
Non-operating items for Kansas JV(1)	11,809	11,595	9,891
Non-operating items for discontinued operations	—	35,374	57,614

Adjusted EBITDA	$709,991	$761,066	$722,006

(1)
Starting with the second quarter of 2014, adjusted EBITDA excludes our share of the impact of non-operating items (such as depreciation and amortization expense) from our joint venture in Kansas Entertainment. Prior periods were restated to conform to this new presentation.

        The reconciliation of each segment's (loss) income from operations to adjusted EBITDA for the years ended December 31, 2014, 2013 and 2012 were as follows (in thousands):

Year ended December 31, 2014	East/Midwest	West	Southern Plains	Other	Total
	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)
Income (loss) from operations	$332,869	$56,928	$46,395	$(179,004)	$257,188
Charge for stock compensation	—	—	—	10,666	10,666
Impairment losses	4,560	1,420	153,904	—	159,884
Insurance recoveries	—	—	(5,674)	—	(5,674)
Depreciation and amortization	101,891	7,411	58,598	98,842	266,742
Plainridge contingent purchase price	689	—	—	—	689
(Gain) loss on disposal of assets	(75)	211	624	(22)	738
Income (loss) from unconsolidated affiliates	—	—	10,720	(2,771)	7,949
Non-operating items for Kansas JV	—	—	11,809	—	11,809

Adjusted EBITDA	$439,934	$65,970	$276,376	$(72,289)	$709,991

Year ended December 31, 2013	East/Midwest	West	Southern Plains	Other	Total
	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)
(Loss) income from operations	$(57,351)	$45,464	$(186,846)	$(225,135)	$(423,868)
Charge for stock compensation	—	—	—	22,809	22,809
Impairment losses	416,380	1,812	341,683	38,430	798,305
Insurance deductible charges, net of recoveries	—	—	108	—	108
Depreciation and amortization	142,442	11,883	108,201	40,878	303,404
Loss (gain) on disposal of assets	774	2,365	853	(310)	3,682
Income (loss) from unconsolidated affiliates	—	—	10,735	(1,078)	9,657
Non-operating items for Kansas JV	—	—	11,595	—	11,595
Adjusted EBITDA from discontinued operations	15,334	—	20,040	—	35,374

Adjusted EBITDA	$517,579	$61,524	$306,369	$(124,406)	$761,066

Year Ended December 31, 2012	East/Midwest	West	Southern Plains	Other	Total
	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)
Income (loss) from operations	$374,485	$47,050	$165,039	$(189,118)	$397,456
Charge for stock compensation	—	—	—	28,609	28,609
Insurance recoveries, net of deductible charges	—	—	(7,229)	—	(7,229)
Depreciation and amortization	128,188	12,850	75,657	16,712	233,407
Loss (gain) on disposal of assets	(1,617)	(42)	115	(2)	(1,546)
Income (loss) from unconsolidated affiliates	—	—	5,210	(1,406)	3,804
Non-operating items for Kansas JV	—	—	9,891	—	9,891
Adjusted EBITDA from discontinued operations	16,890	—	40,724	—	57,614

Adjusted EBITDA	$517,946	$59,858	$289,407	$(145,205)	$722,006

2014 Compared to 2013

        Adjusted EBITDA for our East/Midwest segment decreased by $77.6 million, or 15.0%, for the year ended December 31, 2014, as compared to the year ended December 31, 2013, primarily due to competition discussed below, which impacted Hollywood Casino at Charles Town Races and Hollywood Casino Lawrenceburg, weakened regional economic conditions for Hollywood Casino at Penn National Race Course, and a $15.3 million decline in adjusted EBITDA due to the contribution of Hollywood Casino Perryville to GLPI on November 1, 2013, all of which was partially offset by the openings of Hollywood Gaming at Mahoning Valley Race Course on September 17, 2014 and Hollywood Gaming at Dayton Raceway on August 28, 2014. Additionally, results for the year ended December 31, 2014 included pre-opening costs of $10.2 million for both Hollywood Gaming at Dayton Raceway and Hollywood Gaming at Mahoning Valley Race Course, as well as the Plainville project in Massachusetts, which the Company expects to open in June 2015.

        Adjusted EBITDA for our Southern Plains segment decreased by $30.0 million, or 9.8%, for the year ended December 31, 2014, as compared to the year ended December 31, 2013, primarily from a $20.0 million decline in adjusted EBITDA due to the contribution of Hollywood Casino Baton Rouge to GLPI on November 1, 2013, and decreased adjusted EBITDA for Argosy Casino Sioux City primarily due to its closure on July 30, 2014.

        Adjusted EBITDA for our West segment increased by $4.4 million, or 7.2%, for the year ended December 31, 2014, as compared to the year ended December 31, 2013, primarily due to a termination charge associated with the Spin-Off of $3.8 million incurred in the third quarter of 2013.

        Adjusted EBITDA for Other improved by $52.1 million, or 41.9%, for the year ended December 31, 2014, as compared to the year ended December 31, 2013, primarily due to lower Spin-Off transaction and development costs of $40.7 million, lower costs on cash-settled stock based awards of $13.9 million primarily due to the favorable impact from declines in GLPI's stock price for GLPI awards held by Penn employees and the fact that certain members of Penn's executive management team transferred their employment to GLPI as part of the Spin-Off, and higher transition service fees received from GLPI of $1.2 million, all of which was partially offset by higher lobbying costs of $3.5 million.

2013 Compared with 2012

        Adjusted EBITDA for our East/Midwest segment decreased by $0.4 million, or 0.1%, for the year ended December 31, 2013, as compared to the year ended December 31, 2012, primarily due to a decline in results at Hollywood Casino Lawrenceburg and Hollywood Casino at Charles Town Races due to new competition discussed further below, as well as Hollywood Casino Perryville's results being negatively impacted by increased competition discussed further below and being contributed to GLPI on November 1, 2013. Additionally, results for the year ended December 31, 2012 included pre-opening costs of $20.2 million for both Hollywood Casino Columbus and Hollywood Casino Toledo. These decreases were partially offset by the openings of Hollywood Casino Toledo on May 29, 2012 and Hollywood Casino Columbus on October 8, 2012.

        Adjusted EBITDA for our Southern Plains segment increased by $17.0 million, or 5.9%, for the year ended December 31, 2013, as compared to the year ended December 31, 2012, primarily due to the acquisition of Harrah's St. Louis on November 2, 2012. This increase was partially offset by reduced earnings at Hollywood Casino Joliet and Hollywood Casino Aurora primarily due to regional economic factors, and at Argosy Casino Sioux City primarily due to a challenging local gaming market and the negative impact to its business related to the then-potential loss of our gaming license. Additionally, Hollywood Casino Baton Rouge's results were negatively impacted by increased competition discussed further below and the property being contributed to GLPI on November 1, 2013.

        Adjusted EBITDA for Other improved by $20.8 million, or 14.3%, for the year ended December 31, 2013, as compared to the year ended December 31, 2012, primarily due to lower lobbying costs of $45.1 million related to our efforts in Maryland and a $6.4 million legal accrual for our Cherokee County, Kansas litigation in 2012, partially offset by higher legal, consulting and other fees of $35.0 million related to the pursuit of potential opportunities, including the Spin-Off transaction for the year ended December 31, 2013, as compared to the corresponding period in the prior year.

Revenues

        Revenues for the years ended December 31, 2014, 2013 and 2012 are as follows (in thousands):

Year ended December 31,	2014	2013	Variance	Percentage Variance
	(Restated)	(Restated)	(Restated)	(Restated)
Gaming	$2,297,175	$2,479,601	$(182,426)	(7.4)%
Food, beverage and other	432,021	450,568	(18,547)	(4.1)%
Management service fee	11,650	13,176	(1,526)	(11.6)%

Revenues	2,740,846	2,943,345	(202,499)	(6.9)%
Less promotional allowances	(150,319)	(165,459)	15,140	(9.2)%

Net revenues	$2,590,527	$2,777,886	$(187,359)	(6.7)%

Year ended December 31,	2013	2012	Variance	Percentage Variance
	(Restated)	(Restated)	(Restated)	(Restated)
Gaming	$2,479,601	$2,387,952	$91,649	3.8%
Food, beverage and other	450,568	423,202	27,366	6.5%
Management service fee	13,176	14,835	(1,659)	(11.2)%

Revenues	2,943,345	2,825,989	117,356	4.2%
Less promotional allowances	(165,459)	(137,167)	(28,292)	20.6%

Net revenues	$2,777,886	$2,688,822	$89,064	3.3%

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

Gaming revenue

2014 Compared with 2013

        Gaming revenue decreased by $182.4 million, or 7.4%, to $2,297.2 million in 2014, primarily due to the variances explained below.

        Gaming revenue for our East/Midwest segment decreased by $103.4 million in 2014, primarily due to decreased gaming revenue at Hollywood Casino at Charles Town Races of $64.0 million primarily due to the continued impact of the opening of a casino complex at the Arundel Mills mall in Maryland in 2012, which added table games in April 2013 and a 52 table poker room in late August 2013, decreased gaming revenue at Hollywood Casino Lawrenceburg of $71.9 million primarily due to new competition, namely a new casino that opened in March 2013 in Cincinnati, Ohio and to a lesser extent the openings of a racino at Miami Valley Gaming in mid-December 2013, a racino at Belterra Park in May 2014, and our own Dayton facility in late August 2014, and decreased gaming revenue at Hollywood Casino at Penn National Race Course of $19.6 million primarily due to regional economic conditions. These decreases were partially offset by the openings of Hollywood Gaming at Mahoning Valley Race Course on September 17, 2014 and Hollywood Gaming at Dayton Raceway on August 28, 2014, which generated $28.6 million and $27.3 million, respectively, of gaming revenue for the year December 31, 2014.

        Gaming revenue for our Southern Plains segment decreased by $74.5 million in 2014, due to decreased gaming revenue at Argosy Casino Sioux City of $23.4 million primarily due to its closure on July 30, 2014, and general softness in the regional markets in which our Southern Plains properties compete, as well as additional competition from video lottery terminals in Illinois.

2013 Compared with 2012

        Gaming revenue increased by $91.6 million, or 3.8%, to $2,479.6 million in 2013, primarily due to the variances explained below.

        Gaming revenue for our Southern Plains segment increased by $114.3 million in 2013, primarily due to the acquisition of Harrah's St. Louis facility on November 2, 2012, which had increased gaming revenue of $169.9 million for the year ended December 31, 2013, as compared to the corresponding period in the prior year, which was partially offset by decreased gaming revenue at Hollywood Casino Joliet and Hollywood Casino Aurora primarily due to regional economic factors, at Argosy Casino Riverside primarily due to the continued impact of the opening of our Hollywood Casino at Kansas Speedway joint venture in February 2012, and at Argosy Casino Sioux City primarily due to a challenging local gaming market and a negative impact related to the then-potential loss of our gaming license.

        Gaming revenue for our East/Midwest segment decreased by $18.2 million in 2013, primarily due to a reduction in gaming revenue for Hollywood Casino Lawrenceburg of $125.9 million primarily due to new competition, namely a new casino that opened on March 4, 2013 in Cincinnati, Ohio and to a lesser extent the opening of our own Columbus casino and a new racino in Columbus, Ohio that opened on June 1, 2012, and decreased gaming revenue at Hollywood Casino at Charles Town Races of $89.7 million primarily due to the opening of a casino complex at the Arundel Mills mall in Maryland in 2012, as well as to a lesser extent decreased gaming revenue at Hollywood Casino at Penn National Race Course primarily due to competition and regional economic conditions. These decreases were partially offset by the openings of Hollywood Casino Toledo on May 29, 2012 and Hollywood Casino Columbus on October 8, 2012, which had increased gaming revenue of $65.9 million and $155.0 million, respectively, for the year ended December 31, 2013, as compared to the corresponding period in the prior year.

Food, beverage and other revenue

2014 Compared with 2013

        Food, beverage and other revenue decreased by $18.5 million, or 4.1%, to $432.0 million in 2014, primarily due to the variances explained below.

        Food, beverage and other revenue for our Southern Plains segment decreased by $10.4 million in 2014, primarily due to decreased food, beverage and other revenue at Hollywood Casino St. Louis primarily due to reduced complimentaries offered to customers.

        Food, beverage and other revenue for our East/Midwest segment decreased by $5.7 million in 2014, primarily due to decreased food, beverage and other revenue at Hollywood Casino at Charles Town Races of $5.9 million and Hollywood Casino Lawrenceburg of $6.5 million primarily due to the competition mentioned above, decreased food, beverage and other revenue at Hollywood Casino at Penn National Race Course of $5.9 million primarily due to regional economic conditions and the closure of one of its OTWs in August 2013, all of which were partially offset by the acquisition of Plainridge Racecourse in 2014, which had food, beverage and other revenue of $7.6 million for the year ended December 31, 2014, and the openings of Hollywood Gaming at Mahoning Valley Race Course on September 17, 2014 and Hollywood Gaming at Dayton Raceway on August 28, 2014, which together generated $6.5 million of food, beverage and other revenue for the year ended December 31, 2014. The first quarter of 2014 compared to the prior year was also impacted by adverse weather on racing for Hollywood Casino at Charles Town Races and Hollywood Casino at Penn National Race Course.

2013 Compared with 2012

        Food, beverage and other revenue increased by $27.4 million, or 6.5%, to $450.6 million in 2013, primarily due to the variances explained below.

        Food, beverage and other revenue for our Southern Plains segment increased by $30.3 million in 2013, primarily due to the acquisition of Harrah's St. Louis facility on November 2, 2012, which had increased food, beverage and other revenue of $33.2 million for the year ended December 31, 2013, as compared to the corresponding period in the prior year.

        Food, beverage and other revenue for our East/Midwest segment increased by $7.8 million in 2013, primarily due to the openings of Hollywood Casino Toledo on May 29, 2012 and Hollywood Casino Columbus on October 8, 2012, which had increased food, beverage and other revenue of $6.8 million and $17.0 million, respectively, for the year ended December 31, 2013, as compared to the corresponding period in the prior year, which was partially offset by a reduction in food, beverage and other revenue for Hollywood Casino Lawrenceburg and Hollywood Casino at Charles Town Races due to previously mentioned new competition.

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

2014 Compared with 2013

        Promotional allowances decreased by $15.1 million, or 9.2%, to $150.3 million in 2014, primarily due to decreased promotional allowances at Hollywood Casino St. Louis primarily due to reduced complimentaries offered to customers, decreased promotional allowances at Hollywood Casino Lawrenceburg primarily due to reduced redemptions.

2013 Compared with 2012

        Promotional allowances increased by $28.3 million or 20.6%, to $165.5 million in 2013, primarily due to the acquisition of Harrah's St. Louis facility on November 2, 2012, which had increased promotional allowances of $22.3 million for the year ended December 31, 2013, as compared to the corresponding period in the prior year, as well as to a lesser extent the openings of Hollywood Casino Toledo on May 29, 2012 and Hollywood Casino Columbus on October 8, 2012.

Operating Expenses

        Operating expenses for the years ended December 31, 2014, 2013 and 2012 are as follows (in thousands):

Year ended December 31,	2014	2013	Variance	Percentage Variance
	(Restated)	(Restated)	(Restated)	(Restated)
Gaming	$1,146,159	$1,247,515	$(101,356)	(8.1)%
Food, beverage and other	319,792	336,279	(16,487)	(4.9)%
General and administrative	446,436	516,143	(69,707)	(13.5)%
Depreciation and amortization	266,742	303,404	(36,662)	(12.1)%
Impairment losses	159,884	798,305	(638,421)	(80.0)%
Insurance recoveries, net of deductible charges	(5,674)	108	(5,782)	(5,353.7)%

Total operating expenses	$2,333,339	$3,201,754	$(868,415)	(27.1)%

Year ended December 31,	2013	2012	Variance	Percentage Variance
	(Restated)	(Restated)	(Restated)	(Restated)
Gaming	$1,247,515	$1,229,794	$17,721	1.4%
Food, beverage and other	336,279	330,497	5,782	1.7%
General and administrative	516,143	504,897	11,246	2.2%
Depreciation and amortization	303,404	233,407	69,997	30.0%
Impairment losses	798,305	—	798,305	N/A
Insurance deductible charges, net of recoveries	108	(7,229)	7,337	(101.5)%

Total operating expenses	$3,201,754	$2,291,366	$910,388	39.7%

Gaming expense

2014 Compared with 2013

        Gaming expense decreased by $101.4 million, or 8.1%, to $1,146.2 million in 2014, primarily due to the variances explained below.

        Gaming expense for our East/Midwest segment decreased by $57.2 million in 2014, primarily due to an overall decrease in gaming taxes resulting from decreased taxable gaming revenue mentioned above at Hollywood Casino at Charles Town Races, Hollywood Casino Lawrenceburg, and Hollywood Casino at Penn National Race Course, in addition to an overall decrease in payroll costs at these properties, and decreased marketing costs at Hollywood Casino Columbus primarily due to realignment of costs. These decreases were partially offset by the openings of Hollywood Gaming at Mahoning Valley Race Course on September 17, 2014 and Hollywood Gaming at Dayton Raceway on August 28, 2014.

        Gaming expense for our Southern Plains segment decreased by $40.0 million in 2014, primarily due to an overall decrease in gaming taxes resulting from decreased taxable gaming revenue mentioned above at our properties in the Southern Plains segment, in addition to an overall decrease in payroll and marketing costs, and the closure of Argosy Casino Sioux City on July 30, 2014.

2013 Compared with 2012

        Gaming expense increased by $17.7 million, or 1.4%, to $1,247.5 million in 2013, primarily due to the variances explained below.

        Gaming expense for our East/Midwest segment decreased by $29.1 million in 2013, primarily due to an overall decrease in gaming taxes resulting from decreased taxable gaming revenue mentioned above at Hollywood Casino Lawrenceburg, Hollywood Casino at Charles Town Races, and Hollywood Casino at Penn National Race Course as well as decreased payroll and marketing costs at these properties due to increased cost management efforts. These decreases were partially offset by the openings of Hollywood Casino Columbus on October 8, 2012 and Hollywood Casino Toledo on May 29, 2012.

        Gaming expense for our Southern Plains segment increased by $50.9 million in 2013, primarily due to the acquisition of Harrah's St. Louis facility on November 2, 2012, which was partially offset by an overall decrease in gaming taxes resulting from decreased taxable gaming revenue as mentioned above for Hollywood Casino Joliet, Hollywood Casino Aurora, Argosy Casino Riverside and Argosy Casino Sioux City, as well as to a lesser extent decreased payroll and marketing costs at Hollywood Casino Joliet and Argosy Casino Riverside due to increased cost management efforts.

Food, beverage and other expense

2014 Compared with 2013

        Food, beverage and other expense decreased by $16.5 million, or 4.9%, to $319.8 million in 2014, primarily due to the variances explained below.

        Food, beverage and other expense for our Southern Plains segment decreased by $13.1 million in 2014, primarily due to decreased food, beverage and other expense at Hollywood Casino St. Louis primarily due to lower food and beverage costs as well as payroll costs and lower payroll costs at Hollywood Casino Joliet due to cost containment measures.

        Food, beverage and other expense for our East/Midwest segment increased by $0.9 million in 2014, primarily due to decreased food, beverage and other expense at Hollywood Casino at Charles Town Races, Hollywood Casino Lawrenceburg and Hollywood Casino at Penn National Race Course primarily due to lower food and beverage costs and payroll costs, all of which were partially offset by the acquisition of Plainridge Racecourse in 2014 and the openings of Hollywood Gaming at Mahoning Valley Race Course on September 17, 2014 and Hollywood Gaming at Dayton Raceway on August 28, 2014. The first quarter of 2014 compared to the corresponding period in the prior year was also impacted by reduced purse expense due to adverse weather conditions at Hollywood Casino at Charles Town Races and Hollywood Casino at Penn National Race Course.

2013 Compared with 2012

        Food, beverage and other expense increased by $5.8 million, or 1.7%, to $336.3 million in 2013, primarily due to the variances explained below.

        Food, beverage and other expense for our Southern Plains segment increased by $16.0 million in 2013, primarily due to the acquisition of Harrah's St. Louis facility on November 2, 2012.

        Food, beverage and other expense for our East/Midwest segment increased by $2.5 million in 2013, primarily due to the openings of Hollywood Casino Toledo on May 29, 2012 and Hollywood Casino Columbus on October 8, 2012, which was partially offset by decreased food, beverage and other expense at Hollywood Casino Lawrenceburg and Hollywood Casino at Charles Town Races primarily due to lower food and beverage expense as well as decreased payroll costs due to increased cost management efforts.

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

2014 Compared with 2013

        General and administrative expenses decreased by $69.7 million, or 13.5%, to $446.4 million in 2014, primarily due to the variances explained below.

        General and administrative expenses for Other decreased by $66.6 million in 2014, primarily due to lower Spin-Off transaction and development costs of $40.7 million, lower costs on cash-settled stock based awards of $13.9 million primarily due to the favorable impact from declines in GLPI's stock price for GLPI awards held by Penn employees and the fact that certain members of Penn's executive management team transferred their employment to GLPI as part of the Spin-Off, lower stock-based compensation costs of $12.1 million primarily due to lower aggregate executive compensation following the Spin-Off, and a reduction in various other items due to cost containment measures, all of which was partially offset by higher lobbying costs of $3.5 million.

        General and administrative expenses for our Southern Plains segment decreased by $10.3 million in 2014, primarily due to decreased rental expense for leases assigned to GLPI in conjunction with the Spin-Off, and the closure of Argosy Casino Sioux City on July 30, 2014. In addition, the majority of our Southern Plains properties had decreased payroll costs for the year ended December 31, 2014, compared to the corresponding period in the prior year.

        General and administrative expenses for our West segment decreased by $3.7 million in 2014, primarily due to a termination charge associated with the Spin-Off of $3.8 million incurred in the third quarter of 2013.

        General and administrative expenses for our East/Midwest segment increased by $10.8 million in 2014, primarily due to the openings of Hollywood Gaming at Mahoning Valley Race Course on September 17, 2014 and Hollywood Gaming at Dayton Raceway on August 28, 2014, as well as the acquisition of Plainridge Racecourse in 2014. In addition, the majority of our East/Midwest properties had decreased payroll costs for the year ended December 31, 2014, compared to the corresponding period in the prior year.

2013 Compared with 2012

        General and administrative expenses increased by $11.2 million, or 2.2%, to $516.1 million in 2013, primarily due to the variances explained below.

        General and administrative expenses for Other decreased by $24.2 million in 2013, primarily due to lower lobbying expenses of $44.4 million for the year ended December 31, 2013, as compared to the corresponding period in the prior year, and a $6.4 million legal accrual for our Cherokee County, Kansas litigation in 2012, partially offset by higher legal, consulting and other fees related to the pursuit of potential opportunities, including the Spin-Off transaction, of $35.0 million for the year ended December 31, 2013, as compared to the corresponding period in the prior year. General and administrative expenses for the year ended December 31, 2013, as compared to the year ended December 31, 2012, were also impacted by lower stock compensation of $5.8 million primarily due to a lower number of equity grants awarded to employees in the current year compared to the prior year as well as the impact of the Spin-Off which reduced stock based compensation expense for employees who transferred to GLPI.

        General and administrative expenses for our Southern Plains segment increased by $27.0 million in 2013, primarily due to the acquisition of Harrah's St. Louis facility on November 2, 2012.

        General and administrative expenses for our East/Midwest segment increased by $6.6 million in 2013, primarily due to the openings of Hollywood Casino Toledo on May 29, 2012 and Hollywood Casino Columbus on October 8, 2012, which had increased general and administrative expenses of $3.4 million and $12.8 million, respectively, for the year ended December 31, 2013, as compared to the corresponding period in the prior year. These increases were partially offset by an overall decrease in payroll and other costs at our other properties in our East/Midwest segment due to increased cost management efforts.

        General and administrative expenses for our West segment increased by $1.8 million in 2013, primarily due to a termination charge associated with the Spin-Off of $3.8 million incurred in the third quarter of 2013.

Depreciation and amortization expense

2014 Compared with 2013

        Depreciation and amortization expense decreased by $36.7 million, or 12.1%, to $266.7 million in 2014, due to higher depreciation expense of $18.3 million in 2013 due to certain assets, mainly slots and furniture, fixtures and equipment, being fully depreciated at several of our properties, primarily Hollywood Casino Joliet, Hollywood Casino at Penn National Race Course, Hollywood Casino Bangor and Hollywood Casino Lawrenceburg, as well as lower gaming license intangible amortization and depreciation expense of $7.6 million at Argosy Casino Sioux City with the awarding of the gaming license to another gaming operator in April 2013 (see Note 14 to the consolidated financial statements for further details). Additionally, the reclassification of the assets of our Beulah Park and Raceway Park facilities as assets held for sale at December 31, 2013 resulted in lower depreciation expense of $9.1 million in the year ended December 31, 2014.

2013 Compared with 2012

        Depreciation and amortization expense increased by $70.0 million, or 30.0%, to $303.4 million in 2013, primarily due to the acquisition of Harrah's St. Louis facility on November 2, 2012, the openings of Hollywood Casino Toledo on May 29, 2012 and Hollywood Casino Columbus on October 8, 2012, and increased amortization at Argosy Casino Sioux City due to the amortization of our gaming license discussed previously, all of which were partially offset by decreased depreciation expense at Hollywood Casino at Penn National Race Course primarily due to assets purchased when the casino was built that had a five year useful life being fully depreciated in February 2013.

Impairment losses

        During the three months ended December 31, 2014, the Company recorded goodwill and other intangible assets impairment charges of $155.3 million, as it determined that a portion of the value of its goodwill and other intangible assets was impaired due to the Company's outlook of continued challenging regional gaming conditions which persisted in 2014 at certain properties in its Southern Plains segment, as well as for the write-off of a trademark intangible asset in the West segment. The impairment charges by segment were as follows: Southern Plains, $153.9 million and West, $1.4 million. During the three months ended June 30, 2014, the Company recorded an impairment charge of $4.6 million in the East/Midwest segment to write-down certain idle assets to an estimated salvage value.

        During the three months ended December 31, 2013, we recorded goodwill and other intangible assets impairment charges of $724.2 million as we determined that a portion of the value of our goodwill and other intangible assets was impaired. The impairment charges by segment were as follows: East/Midwest, $416.4 million; Southern Plains, $269.8 million; West, $1.8 million and Other, $36.2 million.

        Additionally, as a result of a new gaming license being awarded for the development of a new casino in Sioux City, Iowa to another applicant in April 2013, we recorded an impairment charge of $71.8 million in the Southern Plains segment for Argosy Casino Sioux City for the three months ended June 30, 2013, as we determined that the fair value of our Sioux City reporting unit was less than its carrying amount based on the Company's analysis of the estimated future expected cash flows the Company anticipated receiving from the operations of the Sioux City facility. In addition, in conjunction with the relocation of our two racetracks in Ohio, we recorded an impairment charge of $2.2 million in Other during the three months ended December 31, 2013 for the parcels of land that the racetracks resided on, as the land was reclassified as held for sale.

Insurance recoveries, net of deductible charges

        Insurance recoveries for the year ended December 31, 2014 were related to an insurance gain in our Southern Plains segment of $5.7 million for the 2013 tornado damage at Hollywood Casino St. Louis.

        Insurance deductible charges, net of recoveries during the year ended December 31, 2013 were related to a net insurance loss in our Southern Plains segment of $0.1 million for the tornado damage at Hollywood Casino St. Louis.

        Insurance recoveries, net of deductible charges during the year ended December 31, 2012 were related to an insurance gain in our Southern Plains segment of $7.2 million for the flood at Hollywood Casino Tunica.

Other income (expenses)

        Other income (expenses) for the years ended December 31, 2014, 2013 and 2012 are as follows (in thousands):

Year ended December 31,	2014	2013	Variance	Percentage Variance
	(Restated)	(Restated)	(Restated)	(Restated)
Interest expense	$(425,114)	$(159,897)	$(265,217)	165.9%
Interest income	3,730	1,387	2,343	168.9%
Income from unconsolidated affiliates	7,949	9,657	(1,708)	(17.7)%
Loss on early extinguishment of debt	—	(61,660)	61,660	N/A
Other	2,944	8,004	(5,060)	(63.2)%

Total other expenses	$(410,491)	$(202,509)	$(207,982)	(102.7)%

Year ended December 31,	2013	2012	Variance	Percentage Variance
	(Restated)	(Restated)	(Restated)	(Restated)
Interest expense	$(159,897)	$(82,124)	$(77,773)	94.7%
Interest income	1,387	946	441	46.6%
Income from unconsolidated affiliates	9,657	3,804	5,853	153.9%
Loss on early extinguishment of debt	(61,660)	—	(61,660)	N/A
Other	8,004	4,945	3,059	61.9%

Total other expenses	$(202,509)	$(72,429)	$(130,080)	179.6%

Interest expense

        Interest expense increased by $265.2 million, or 165.9%, to $425.1 million in 2014, due to the full year impact of expense recognized under our financing obligation with GLPI which was $379.2 million incurred in 2014 compared to $62.1 million in 2013 partially offset by lower levels of indebtedness subsequent to the Spin-Off.

        Interest expense increased by $77.8 million, or 94.7%, to $159.9 million in 2013, primarily due to interest expense incurred under our financing obligation to GLPI of $62.1 million, as well as higher outstanding borrowings on our previous senior secured credit facility primarily due to an add-on to the previous senior secured credit facility in November 2012 to fund the acquisition of Harrah's St. Louis gaming and lodging facility as well as the gaming license fees for the Hollywood Casinos in Columbus and Toledo, which opened in 2012, and lower capitalized interest for the year ended December 31, 2013, as compared to the corresponding period in the prior year, which was partially offset by lower indebtedness levels due to the refinancing of our senior secured credit facility in late October 2013 in connection with the Spin-Off.

Interest income

        Interest income increased by $2.3 million, or 168.9%, to $3.7 million in 2014, primarily due to higher interest accrued on the note receivable with the Jamul Tribe (see Note 7 to the consolidated financial statements for further details).

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

Other

        Other changed by $(5.1) million, or (63.2)%, to $2.9 million in 2014 compared to 2013 primarily due to the contribution of management service fees from TRS Properties for the year ended December 31, 2013. Other changed by $3.1 million, or 61.9%, to $8.0 million in 2013, primarily due to increased foreign currency translation gains for the year ended December 31, 2013, compared to the corresponding period in the prior year, as well as a gain on redemption of corporate debt securities of $1.5 million in 2013 and lower management service fees from TRS Properties compared to the year ended December 31, 2012. Before the Spin-Off to GLPI, TRS Properties (see Note 3 and Note 23 to the consolidated financial statements for further details) were contributing management service fees equal to 3% of net revenues.

Taxes

        Our effective tax rate (income taxes as a percentage of income from continuing operations before income taxes) was (19.9)% for the year ended December 31, 2014, as compared to a tax benefit of 5.4% for the year ended December 31, 2013. Our low levels of pre-tax earnings has magnified the impact on our effective tax rate from non-deductible expenses such as lobbying, increases in reserves for uncertain tax positions, changes in our valuation allowance and a decrease in the non-deductible portion of our goodwill and other intangible assets impairment charges during the year ended December 31, 2014 compared to the corresponding period in the prior year.

        Our effective tax rate was a tax benefit of 5.4% for the year ended December 31, 2013, as compared to 42.2% for the year ended December 31, 2012, primarily due to incurring a pre-tax loss in 2013, partially offset by the non-deductible portion of our goodwill and other intangible assets impairment charges during the year ended December 31, 2013.

        Our effective income tax rate can vary from period to period depending on, among other factors, the geographic and business mix of our earnings and the level of our tax credits. Additionally our effective rate is significantly impacted by non-deductible impairment charges and changes in our deferred tax assets that result from principal reductions in our GLPI financing obligation since the Company has recorded a valuation allowance on its deferred tax assets. Certain of these and other factors, including our history and projections of pre-tax earnings, are taken into account in assessing our ability to realize our net deferred tax assets.

Liquidity and Capital Resources

        Historically and prospectively, our primary sources of liquidity and capital resources have been and will be cash flow from operations, borrowings from banks and proceeds from the issuance of debt and equity securities.

        Net cash provided by operating activities was $262.2 million, $453.8 million, and $507.2 million for the years ended December 31, 2014, 2013 and 2012, respectively. The decrease in net cash provided by operating activities of $191.6 million for the year ended December 31, 2014, compared to the corresponding period in the prior year, was comprised primarily of a decrease in cash receipts from customers of $318.5 million and an increase in interest payments of $251.4 million, both of which were partially offset by a decrease in cash paid to suppliers and vendors of $232.7 million, cash paid to employees of $60.0 million, and income tax payments of $46.6 million, as well as cash payments made in 2013 for the early extinguishment of debt, primarily the call premiums previously mentioned, of $34.9 million. The decrease in cash receipts collected from our customers and the decrease in cash payments for operating expenses and to employees for the year ended December 31, 2014 compared to the prior year was primarily due to new and continued competition on our operations, in particular in our East/Midwest and Southern Plains segments, the closure of Argosy Casino Sioux City in our Southern Plains segment on July 30, 2014, lower payroll costs due to cost containment measures, and lower general and administrative expenses for Other of $40.9 million. The increase in interest payments for the year ended December 31, 2014 compared to the prior year was primarily due to a full year impact of our financing obligation with GLPI partially offset by lower levels of indebtedness subsequent to the Spin-Off. The decrease in income tax payments for the year ended December 31, 2014 compared to the prior year was primarily due to a significant decline in taxable earnings excluding the non-recurring impairment charges in both periods.

        Net cash used in investing activities totaled $375.5 million, $180.4 million, and $1,188.5 million for the years ended December 31, 2014, 2013 and 2012, respectively. The increase in net cash used in investing activities of $195.1 million for the year ended December 31, 2014, compared to the corresponding period in the prior year, was primarily due to our Massachusetts gaming license payment of $25.0 million in March 2014, the acquisition of Plainridge Racecourse in April 2014 for $42.4 million, $50.0 million in gaming license fees paid in 2014 related to the new Ohio facilities, and increased advances to the Jamul Tribe of $41.5 million (see Note 7 to the consolidated financial statements). Net cash used in investing activities for the year ended December 31, 2014, compared to the corresponding period in the prior year, was also impacted by increased capital project expenditures of $25.7 million primarily due to the development of Plainridge Park Casino, which is expected to open in June 2015, as well as a new hotel at Zia Park Casino and the new Ohio facilities, all of which opened in the third quarter of 2014, partially offset by residual payments made related to Hollywood Casino Columbus and Hollywood Casino Toledo as well as the rebranding of our St. Louis facility in 2013.

        Net cash provided by (used in) financing activities totaled $29.0 million, $(240.9) million, and $703.3 million for the years ended December 31, 2014, 2013 and 2012, respectively. The increase in net cash provided by financing activities of $269.9 million for the year ended December 31, 2014, compared to the corresponding period in the prior year, was primarily due to cash distributed to GLPI in connection with the Spin-Off of $240.2 million in 2013 and the repurchases of preferred stock for $649.5 million in 2013, partially offset by lower proceeds from the exercise of options of $41.7 million, lower net proceeds on our long-term debt of $555.3 million, and higher principal payments on our financing obligation with GLPI for $34.9 million.

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

        On February 28, 2014, the Massachusetts Gaming Commission awarded the Company a Category Two slots-only gaming license, and on March 14, 2014, the Company broke ground on the development of Plainridge Park Casino in Plainville, Massachusetts. Plainridge Park Casino is anticipated to be a $225 million (including licensing fees) fully integrated racing and gaming facility featuring live harness racing and simulcasting with 1,250 gaming devices, various dining and entertainment options, structured and surface parking, and a two story clubhouse with approximately 55,000 square feet. We expect Plainridge Park Casino to open in June 2015. As of December 31, 2014, total cumulative costs were

$115.7 million, which includes a $25 million gaming license fee, which was paid in March 2014, and the acquisition of Plainridge Racecourse for $42.4 million, which was paid in April 2014 (see Note 7 to the consolidated financial statements).

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

  Financing obligation with GLPI

        The Company's Master Lease with GLPI that became effective November 1, 2013 was accounted for as a financing obligation and totaled $3.61 billion and $3.53 billion at December 31, 2014 and 2013, respectively. The Company assumed a term of 35 years as it was determined that the lease term should include all option periods since renewal was reasonably assured given the high percentage of the Company's earnings that are derived from the Master Lease properties operations to the Company and the lack of alternative economically feasible leasing options for such real estate. The future minimum lease payments at lease inception were discounted at 9.7% which represents the estimated incremental borrowing rate over the term of the lease. The financing obligation increased by $118.9 million for the year ended December 31, 2014 compared to the prior year due to the remaining real estate construction costs funded by GLPI for Hollywood Gaming at Dayton Raceway and Hollywood Gaming at Mahoning Valley Race Course facilities which opened in the third quarter of 2014. This was partially offset by principal payment reductions on the financing obligation of $42.2 million during the year ended December 31, 2014. Interest expense recognized for the year ended December 31, 2014 and 2013 totaled $379.2 million and $62.1 million, respectively.

  GLPI indebtedness

        Immediately before the Spin-Off on October 30, 2013, while GLPI was a wholly-owned subsidiary of the Company, GLPI raised $2.35 billion of debt financing, which was part of the net assets contributed to GLPI as part of the Spin-Off. See Note 3 to the consolidated financial statements for further discussion.

  Other Long-Term Obligations

        Other long term obligations at December 31, 2014 of $135.0 million relates to the relocation fees for Hollywood Gaming at Dayton Raceway and Hollywood Gaming at Mahoning Valley Race Course. The relocation fee for each facility is payable as follows: $7.5 million upon the opening of the facility and eighteen semi-annual payments of $4.8 million beginning one year from the commencement of operations. This obligation was measured at its present value and is accreted to interest expense at an effective yield of 5.0%. The amount included in interest expense related to this obligation was $2.1 million for the year ended December 31, 2014.

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

  Capital Leases

        Capital leases are primarily comprised of a ten year corporate airplane lease that expires in August 2016, which has a ten year renewal option. The lease obligation has been recorded at the lessor's initial cost of the plane of $24.9 million at both December 31, 2014 and 2013, since the agreement has broad based default provisions that could result in potential damages equal to this amount. The lease obligation was classified as a capital lease based on the provisions of ASC 840 "Leases" which requires that the remedies for events of default under the provision described in this scenario be included in the minimum lease payment calculation for purposes of lease classification and that the probability of such an event of default will occur is not relevant to this determination.

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

        At December 31, 2014, the Company was in compliance with all required financial covenants. The Company has received a waiver through March 15, 2016, from its lenders under its senior secured credit facility to file its financial statements with the SEC through the quarter ended September 30, 2015. Additionally, starting on February 8, 2016, the Company is required to pay an additional 25 basis points annually under its $300 million senior unsecured notes until the Company becomes current with its SEC filings.

  Outlook

        The Spin-Off has had and will continue to have a material impact on our consolidated results of operations, capital structure and management. For a discussion of these impacts, see "Spin-Off of Real Estate Assets through a Real Estate Investment Trust" and "Risk Factors" of this report. Based on our current level of operations, we believe that cash generated from operations and cash on hand, together with amounts available under our senior secured credit facility, will be adequate to meet our anticipated Master Lease obligations, debt service requirements, capital expenditures and working capital needs for the foreseeable future. However, we cannot be certain that our business will generate sufficient cash flow from operations, that our anticipated earnings projections will be realized, or that future borrowings will be available under our senior secured credit facility or otherwise will be available to enable us to service our indebtedness, including the senior secured credit facility and the $300 million 5.875% senior unsecured notes, to retire or redeem the $300 million 5.875% senior unsecured notes when required or to make anticipated capital expenditures. In addition, we expect a majority of our future growth to come from acquisitions of gaming properties at reasonable valuations, greenfield projects, jurisdictional expansions and property expansion in under-penetrated markets. If we consummate significant acquisitions in the future or undertake any significant property expansions, our cash requirements may increase significantly and we may need to make additional borrowings or complete equity or debt financings to meet these requirements. Our future operating performance and our ability to service or refinance our debt will be subject to future economic conditions and to financial, business and other factors, many of which are beyond our control. See "Risk Factors—Risks Related to Our Capital Structure" of this Annual Report on Form 10-K/A for a discussion of the risks related to our capital structure.

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

Commitments and Contingencies

  Contractual Cash Obligations

        At December 31, 2014, there was approximately $392.0 million available for borrowing under our revolving credit facility. The following table presents our contractual cash obligations at December 31, 2014:

	Payments Due By Period
	Total	2015	2016-2017	2018-2019	2020 and After
	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)
	(in thousands)
Senior secured credit facility
Principal	$807,500	$27,500	$92,500	$452,500	$235,000
Interest(1)	134,855	31,600	60,380	34,895	7,980
5.875% senior unsecured notes
Principal	300,000	—	—	—	300,000
Interest	123,375	17,625	35,250	35,250	35,250
Purchase obligations	44,446	33,638	6,401	3,132	1,275
Capital expenditure commitments(2)	18,338	18,338	—	—	—
Capital leases	25,137	45	25,028	64	—
Financing obligation to GLPI(3)	11,237,642	389,496	778,992	703,535	9,365,619
Operating leases	29,178	3,910	5,626	3,811	15,831
Ohio Payments(4)	317,017	71,612	60,448	62,448	122,509
Other liabilities reflected in the Company's consolidated balance sheets(5)	13,127	13,127	—	—	—

Total	$13,050,615	$606,891	$1,064,625	$1,295,635	$10,083,464

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

(3)
Reflects the undiscounted future minimum lease payments to GLPI over the lease term, including renewal options. The amounts above exclude contingent payments (see Note 13 to the consolidated financial statements for further discussion).

(4)
The Company agreed to pay $110 million (of which $90.0 million remains to be paid) to the state of Ohio over ten years in return for certain clarifications from the State of Ohio with respect to various financial matters and limits on competition within the ten year time period. This amount also includes the remaining portion of the license fees and relocation fees to be paid associated with our two new facilities in Dayton and Mahoning Valley, Ohio (See Note 12 and Note 14 to the consolidated financial statements).

(5)
Primarily represents liabilities associated with reward programs that can be redeemed for cash, free play or services. Does not include any liability for unrecognized tax benefits, as the Company cannot make a reasonably reliable estimate of the period of cash settlement with the respective taxing authority. Additionally, it does not include an estimate of the payments associated with our contingent obligation to the former owners of Plainridge Racecourse (see Note 7 to the consolidated financial statements), as these amounts will be determined based on the annual performance of this facility once it becomes operational.

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

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

Board of Directors
Penn National Gaming, Inc. and Subsidiaries

        We have audited the accompanying consolidated balance sheets of Penn National Gaming, Inc. and Subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive (loss) income, changes in shareholders' equity (deficit), and cash flows for each of the three years in the period ended December 31, 2014. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        As discussed in Note 2 to the consolidated financial statements, the accompanying 2014, 2013 and 2012 financial statements have been restated to correct accounting errors related to complex leasing arrangements and certain other identified errors.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Penn National Gaming, Inc. and Subsidiaries' internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 27, 2015, except for the effect of the material weaknesses described in the sixth paragraph of that report, as to which the date is March 7, 2016, expressed an adverse opinion thereon.

/s/ ERNST & YOUNG LLP

Philadelphia, Pennsylvania
February 27, 2015, except for Note 2, 13 and 23 as to
which the date is March 7, 2016

Penn National Gaming, Inc. and Subsidiaries
Consolidated Balance Sheets (As Restated, see Note 2)
(in thousands, except share and per share data)

	December 31,
	2014	2013
	(Restated)	(Restated)
Assets
Current assets
Cash and cash equivalents	$208,673	$292,995
Receivables, net of allowance for doubtful accounts of $2,004 and $2,752 at December 31, 2014 and 2013, respectively	41,618	52,538
Prepaid expenses	70,785	53,145
Deferred income taxes	40,343	41,414
Other current assets	11,189	29,521

Total current assets	372,608	469,613

Property and equipment, net	2,669,732	2,516,880
Other assets
Investment in and advances to unconsolidated affiliates	179,551	193,331
Goodwill	874,184	951,953
Other intangible assets, net	419,453	234,258
Other assets	149,366	101,552

Total other assets	1,622,554	1,481,094

Total assets	$4,664,894	$4,467,587

Liabilities
Current liabilities
Current portion of financing obligation to GLPI	$46,884	$42,016
Current maturities of long-term debt	30,853	27,598
Accounts payable	43,136	22,580
Accrued expenses	133,092	102,604
Accrued interest	5,163	5,027
Accrued salaries and wages	84,034	86,564
Gaming, pari-mutuel, property, and other taxes	51,972	52,016
Insurance financing	13,680	3,020
Other current liabilities	75,773	67,024

Total current liabilities	484,587	408,449

Long-term liabilities
Long-term financing obligation to GLPI, net of current portion	3,564,629	3,492,793
Long-term debt, net of current maturities and debt issuance costs	1,210,577	1,017,397
Deferred income taxes	78,633	71,152
Noncurrent tax liabilities	7,035	21,564
Other noncurrent liabilities	27,447	7,084

Total long-term liabilities	4,888,321	4,609,990
Shareholders' equity (deficit)
Series B Preferred stock ($.01 par value, 1,000,000 shares authorized, 0 shares issued and outstanding at December 31, 2014 and 2013)	—	—
Series C Preferred stock ($.01 par value, 18,500 shares authorized, 8,624 shares issued and outstanding at December 31, 2014 and 2013)	—	—
Common stock ($.01 par value, 200,000,000 shares authorized, 81,329,210 and 79,955,786 shares issued and 79,161,817 and 77,788,393 shares outstanding, at December 31, 2014 and 2013, respectively)	813	799
Treasury stock, at cost (2,167,393 shares held at December 31, 2014 and 2013)	(28,414)	(28,414)
Additional paid-in capital	956,146	925,335
Retained deficit	(1,635,277)	(1,448,955)
Accumulated other comprehensive (loss) income	(1,282)	383

Total shareholders' equity (deficit)	(708,014)	(550,852)

Total liabilities and shareholders' equity (deficit)	$4,664,894	$4,467,587

See accompanying notes to the consolidated financial statements.

Penn National Gaming, Inc. and Subsidiaries
Consolidated Statements of Operations (As Restated, see Note 2)
(in thousands, except per share data)

Year ended December 31,	2014	2013	2012
	(Restated)	(Restated)	(Restated)
Revenues
Gaming	$2,297,175	$2,479,601	$2,387,952
Food, beverage and other	432,021	450,568	423,202
Management service fee	11,650	13,176	14,835

Revenues	2,740,846	2,943,345	2,825,989
Less promotional allowances	(150,319)	(165,459)	(137,167)

Net revenues	2,590,527	2,777,886	2,688,822

Operating expenses
Gaming	1,146,159	1,247,515	1,229,794
Food, beverage and other	319,792	336,279	330,497
General and administrative	446,436	516,143	504,897
Depreciation and amortization	266,742	303,404	233,407
Impairment losses	159,884	798,305	—
Insurance recoveries, net of deductible charges	(5,674)	108	(7,229)

Total operating expenses	2,333,339	3,201,754	2,291,366

Income (loss) from operations	257,188	(423,868)	397,456

Other income (expenses)
Interest expense	(425,114)	(159,897)	(82,124)
Interest income	3,730	1,387	946
Income from unconsolidated affiliates	7,949	9,657	3,804
Loss on early extinguishment of debt	—	(61,660)	—
Other	2,944	8,004	4,945

Total other expenses	(410,491)	(202,509)	(72,429)

(Loss) income from continuing operations before income taxes	(153,303)	(626,377)	325,027
Income tax provision (benefit)	30,519	(33,580)	137,449

Net (loss) income from continuing operations	(183,822)	(592,797)	187,578

Income from discontinued operations, net of tax	—	11,545	22,919

Net (loss) income	$(183,822)	$(581,252)	$210,497

Earnings per share—Basic:
Basic (loss) income from continuing operations	$(2.34)	$(7.59)	$1.98
Discontinued operations, net of tax	$—	$0.15	$0.24

Basic earnings per share	$(2.34)	$(7.44)	$2.22

Earnings per share—Diluted
Basic (loss) income from continuing operations	$(2.34)	$(7.59)	$1.81
Discontinued operations, net of tax	$—	$0.15	$0.22

Diluted earnings per share	$(2.34)	$(7.44)	$2.03

Basis shares outstanding	78,425	78,111	76,345
Diluted shares outstanding	78,425	78,111	103,804

See accompanying notes to the consolidated financial statements.

Penn National Gaming, Inc. and Subsidiaries
Consolidated Statements of Comprehensive (Loss) Income (As Restated, see Note 2)
(in thousands)

Year ended December 31,	2014	2013	2012
	(Restated)	(Restated)	(Restated)
Net (loss) income	$(183,822)	$(581,252)	$210,497
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustment during the period	(1,665)	(1,245)	425
Change in fair value of corporate debt securities
Unrealized holding (losses) gains on corporate debt securities arising during the period	—	(98)	279
Less: Reclassification adjustments for gains included in net (loss) income	—	(1,296)	—

Change in fair value of corporate debt securities, net	—	(1,394)	279

Other comprehensive (loss) income	(1,665)	(2,639)	704

Comprehensive (loss) income	$(185,487)	$(583,891)	$211,201

See accompanying notes to the consolidated financial statements.

Penn National Gaming, Inc. and Subsidiaries
Consolidated Statements of Changes in Shareholders' Equity (Deficit) (As Restated, see Note 2)
(in thousands, except share data)

	Preferred Stock		Common Stock					Accumulated Other Comprehensive (Loss) Income
					Treasury Stock	Additional Paid-In Capital	Retained (Deficit) Earnings		Total Shareholders' Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance, December 31, 2011, as restated	12,275	$—	76,213,126	$762	$—	$1,385,349	$575,337	$2,318	$1,963,766
Share-based compensation arrangements, net of tax benefits of $6,081	—	—	1,233,475	12	—	66,611	—	—	66,623
Change in fair value of corporate debt securities	—	—	—	—	—	—	—	279	279
Foreign currency translation adjustment	—	—	—	—	—	—	—	425	425
Net income, as restated	—	—	—	—	—	—	210,497	—	210,497

Balance, December 31, 2012, as restated	12,275	—	77,446,601	774	—	1,451,960	785,834	3,022	2,241,590
Repurchase of Preferred Stock	(6,498)	—	—	—	—	(649,518)	—	—	(649,518)
Exchange Series B Preferred Stock for Series C Preferred Stock	2,847	—	—	—	—	—	—	—	—
Share-based compensation arrangements, net of tax benefits of $10,771	—	—	2,509,185	25	—	85,090	—	—	85,115
Impact of stock exchange with Company's former CEO and related family trust, as restated (See Note 3)	—	—	(2,167,393)	—	(28,414)	37,803	1,306	—	10,695
Impact of Spin-Off and financing obligation to Gaming and Leisure Properties, Inc., as restated (See Note 3)	—	—	—	—	—	—	(1,654,843)	—	(1,654,843)
Change in fair value of corporate debt securities	—	—	—	—	—	—	—	(1,394)	(1,394)
Foreign currency translation adjustment	—	—	—	—	—	—	—	(1,245)	(1,245)
Net loss, as restated	—	—	—	—	—	—	(581,252)	—	(581,252)

Balance, December 31, 2013, as restated	8,624	—	77,788,393	799	(28,414)	925,335	(1,448,955)	383	(550,852)
Share-based compensation arrangements, net of tax benefits of $10,360	—	—	1,373,424	14	—	30,811	—	—	30,825
Impact of Spin-Off to Gaming and
Leisure Properties, Inc., as restated (See Note 3)	—	—	—	—	—	—	(2,500)	—	(2,500)
Foreign currency translation adjustment	—	—	—	—	—	—	—	(1,665)	(1,665)
Net loss, as restated	—	—	—	—	—	—	(183,822)	—	(183,822)

Balance, December 31, 2014, as restated	8,624	$—	79,161,817	$813	$(28,414)	$956,146	$(1,635,277)	$(1,282)	$(708,014)

See accompanying notes to the consolidated financial statements.

Penn National Gaming, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (As Restated, see Note 2)
(in thousands)

Year ended December 31,	2014	2013	2012
	(Restated)	(Restated)	(Restated)
Operating activities
Net (loss) income	$(183,822)	$(581,252)	$210,497
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	266,742	315,297	247,497
Amortization of items charged to interest expense	6,040	8,112	6,898
Accretion of settlement values on long term obligations and other non-current liabilities	689	5,024	—
Transaction cost for Carlino exchange	—	10,695	—
Loss (gain) on sale of fixed assets	738	3,652	(1,690)
Income from unconsolidated affiliates	(7,949)	(9,657)	(3,804)
Distributions of earnings from unconsolidated affiliates	23,000	21,500	9,400
Loss on early extinguishment of debt	—	26,782	—
Deferred income taxes	2,908	(137,396)	44,389
Charge for stock-based compensation	10,666	22,809	28,609
Impairment losses and write downs	163,184	798,305	—
Gain on investment in corporate debt securities	—	(1,516)	—
Gain on sale of Bullwhackers	—	(444)	—
Decrease (increase), net of businesses acquired
Accounts receivable	10,046	5,034	1,887
Insurance receivable	—	—	1,072
Prepaid expenses and other current assets	(13,305)	786	14,445
Other assets	141	(36,956)	(12,331)
Increase (decrease), net of businesses acquired
Accounts payable	2,028	(2,175)	1,334
Accrued expenses	(19,512)	(25,551)	12,770
Accrued interest	136	(15,030)	3,925
Accrued salaries and wages	(2,530)	(2,317)	10,285
Gaming, pari-mutuel, property and other taxes	(44)	(1,592)	6,051
Income taxes	5,193	35,713	(70,802)
Other current and noncurrent liabilities	9,923	10,950	12,903
Other noncurrent tax liabilities	(12,049)	2,994	(16,146)

Net cash provided by operating activities	262,223	453,767	507,189

Investing activities
Capital project expenditures, net of reimbursements	(144,707)	(119,051)	(386,344)
Capital maintenance expenditures	(83,438)	(80,862)	(86,641)
Advances to Jamul Tribe	(47,093)	(5,602)	—
Proceeds from sale of property and equipment	1,665	3,837	5,323
Proceeds from investment in corporate debt securities	—	6,870	—
Proceeds related to damaged property and equipment	—	2,203	—
Proceeds from sale of Bullwhackers, net of cash on hand	—	4,996	—
Investment in joint ventures	(1,285)	(675)	(36,000)
Decrease in cash in escrow	18,000	8,000	24,625
Acquisitions of businesses and gaming and other licenses, net of cash acquired	(118,678)	(73)	(709,450)

Net cash used in investing activities	(375,536)	(180,357)	(1,188,487)

Financing activities
Proceeds from exercise of options	9,799	51,535	31,933
Repurchase of preferred stock	—	(649,518)	—
Cash contributed to GLPI in connection with Spin-Off	—	(240,202)	—
Principal payments on financing obligation with GLPI	(42,222)	(7,363)	—
Proceeds from issuance of long-term debt, net of issuance costs	104,935	4,745,790	1,162,709
Principal payments on long-term debt	(49,541)	(4,135,059)	(494,891)
Proceeds from other long-term obligations	—	—	10,000
Payments of other long-term obligations	(15,000)	(16,000)	—
Proceeds from insurance financing	28,888	19,233	4,746
Payments on insurance financing	(18,228)	(20,069)	(17,253)
Tax benefit from stock options exercised	10,360	10,771	6,081

Net cash provided by (used in) financing activities	28,991	(240,882)	703,325

Net (decrease) increase in cash and cash equivalents	(84,322)	32,528	22,027
Cash and cash equivalents at beginning of year	292,995	260,467	238,440

Cash and cash equivalents at end of year	$208,673	$292,995	$260,467

Supplemental disclosure
Interest expense paid, net of amounts capitalized	$418,544	$167,157	$70,923
Income taxes paid	$23,185	$69,758	$187,515

See accompanying notes to the consolidated financial statements.

        Non-cash transactions:    On November 1, 2013, the Company completed its plan to separate its gaming operating assets from its real property assets through a tax free spin-off. See Note 3 for further information regarding the net impact of the spin-off. For the year ending December 31, 2013, the Company recognized an increase to the financing obligation and real property assets of $26.0 million related to real estate construction costs that were funded by Gaming and Leisure Properties, Inc. for the Hollywood Gaming at Dayton Raceway and Hollywood Gaming at Mahoning Valley Race Course facilities.

        For the year ending December 31, 2014, the Company recognized an increase to the financing obligation and real property assets of $118.9 million related to the remaining real estate construction costs for the Hollywood Gaming at Dayton Raceway and Hollywood Gaming at Mahoning Valley Race Course facilities which opened in the third quarter of 2014. In addition, the Company recognized an increase to other intangible assets and debt of $150.0 million related to the relocation fees for Hollywood Gaming at Dayton Raceway and Hollywood Gaming at Mahoning (see Note 12). Lastly, the Company increased other intangible assets and accrued expenses for $50.0 million related to the unpaid gaming license fees for Hollywood Gaming at Dayton Raceway and Hollywood Gaming at Mahoning Valley Race Course (see Note 10). In conjunction with the purchase of Plainridge Racecourse (see Note 7) in 2014, the Company increased its acquired assets and other non-current liabilities by $18.5 million for the fair value of the contingent purchase price consideration at the time of acquisition. The remaining portion of the purchase price was paid in cash.

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

2.     Restatement

        The restatement of the Company's audited consolidated financial statements primarily results from the Company's accounting for its November 1, 2013 distribution of certain real estate assets to Gaming and Leisure Properties, Inc. ("GLPI") under the Master Lease Agreement (the "Master Lease"—see Note 3), which was previously recognized as a sale-leaseback. Upon further consideration, the Company did not meet all of the requirements for sale-leaseback accounting under Accounting Standards Codification ("ASC") 840, Leases, and therefore the transaction should be accounted for as a financing obligation rather than a distribution of assets followed by an operating lease. Specifically, the lease contains provisions that would indicate that the Company has prohibited forms of continuing involvement in the leased property such that sale-leaseback accounting would not be permitted. As a result, the Company is precluded from derecognizing the real estate assets and is instead required to recognize a financing obligation for the minimum lease payments due under the Master Lease. The restated consolidated balance sheets therefore include an adjustment to property and equipment, net for the carrying value of the real property of $2.04 billion and $2.01 billion at December 31, 2014 and 2013, respectively, and additional liabilities of $3.61 billion and $3.53 billion at December 31, 2014 and 2013, respectively, representing the present value of the future minimum lease payments due to GLPI under the Master Lease and the funded construction of certain leased real estate assets in development at the date of the Spin-Off. Consequently, the restated consolidated statements of operations no longer report rent expense for the obligations under the Master Lease, but rather include interest expense associated with the financing obligation and depreciation expense related to the real estate assets. The lease payment amounts previously recorded as rent expense were $421.4 million and $69.5 million for the years ended December 31, 2014 and 2013, respectively. The increases to interest expense and depreciation expense as a result of the correction of the accounting for the Master Lease are $379.2 million and $89.8 million, respectively, for the year ended December 31, 2014, and $62.1 million and $14.8 million, respectively, for the year ended December 31, 2013.

        This change in accounting treatment also resulted in adjustments to the carrying amounts of the Company's reporting units as well as differences in the allocation of the GLPI rental obligation to the impacted reporting units, which altered each reporting unit's fair value. The resultant changes to impairment charges are described below.

        As part of its restatement, the Company also identified certain other errors affecting the consolidated financial statements as of and for the years ended December 31, 2014, 2013 and 2012:

  •
  The Company had originally recorded goodwill and other intangible asset impairment charges of $312.5 million and $745.9 million at October 1, 2013, the date of its annual impairment test, and November 1, 2013 (the Spin-Off date), respectively, and impairment charges of $316.5 million at October 1, 2014. The Company corrected certain errors in its goodwill and indefinite-lived gaming license intangible asset impairment analyses which incorporated the adjustments to the carrying amounts and estimated fair values of the Company's reporting units mentioned above as well as the impact of its deferred tax valuation allowance. This resulted in a decrease to the Company's previously recognized impairment charges of $161.2 million and $334.1 million for the years ended December 31, 2014 and 2013, respectively.

  •
  The Company concluded that the distribution of Hollywood Casino Perryville and Hollywood Casino Baton Rouge to GLPI should be presented as discontinued operations in the consolidated statements of operations for periods prior to the Spin-Off in accordance with Accounting Standards Codification ("ASC") 205-20, Discontinued Operations. Refer to Note 23 for further details.

  •
  During 2014, the Company incurred an aggregate liability of $150 million to the State of Ohio in return for the right to relocate its racing operations from Toledo, Ohio to Dayton, Ohio (Hollywood Gaming at Dayton Raceway) and from Grove City, Ohio to Austintown, Ohio (Hollywood Gaming at Mahoning Valley). The Company originally accounted for these amounts as a cost of the real estate and was therefore including them in property and equipment, net and was amortizing them over the fifteen year base lease term of the Master Lease. The Company has now concluded that these costs should have been recognized as an additional cost incurred for obtaining the gaming licenses for these two properties and capitalized as other intangible assets that are not amortized, but are considered for impairment on an annual basis or more frequently if impairment indicators exist. This resulted in a decrease to accumulated depreciation and depreciation expense of $3.6 million as of and for the year ended December 31, 2014.

  •
  The Company concluded that cash totaling $240.2 million that was distributed to GLPI in connection with the Spin-Off (see Note 3) should have been classified in the 2013 consolidated statement of cash flows as a cash outflow from financing activities rather than a cash outflow from investing activities.

  •
  The Company concluded that the Carlino exchange transaction should have been accounted for as a treasury stock transaction with the $10.7 million excess of the fair value of the consideration of the GLPI common stock exchanged of $39.1 million over the fair value of the treasury stock received of $28.4 million recorded as a transaction cost incurred in connection with the Spin-Off, which is included in general and administrative expenses on our restated 2013 Consolidated Statement of Operations. See Note 3 for additional information.

  •
  The Company concluded that as a result of the failed spin-off-leaseback accounting treatment which resulted in a significant increase to its net deferred tax assets, a valuation allowance should be recorded on the Company's net deferred tax assets given the significant negative evidence associated with being in or expecting to be in a three year cumulative pre-tax loss position and the insufficient objectively verifiable positive evidence to support the realization of the Company's deferred tax assets. As a result, a valuation allowance of $599.9 million was recognized in connection with the Spin-Off during the year ended December 31, 2013 and an additional valuation allowance of $47.7 million and $90.3 million was recognized as a component of income tax provision (benefit) during the years ended December 31, 2014 and 2013, respectively.

  •
  The Company reclassified a contingent earn-out liability from long-term debt to other non-current liabilities which totaled $19.2 million at December 31, 2014. Additionally, changes in the fair value of this liability which totaled $0.7 million for the year ended December 31, 2014 were reclassified from interest expense to general and administrative expenses.

  •
  The Company corrected the classification of a corporate airplane lease that had previously been accounted for as an operating lease but upon review should have been accounted for as a capital lease. This resulted in an increase to net property and equipment of $7.0 million and $9.2 million at December 31, 2014 and 2013, respectively, as well as an increase to long term debt of $24.9 million at both December 31, 2014 and 2013. It also resulted in an increase to interest expense, with an offsetting decrease to general and administrative costs of $0.7 million for the years ended December 31, 2014, 2013, and 2012 as well as an increase to depreciation expense of $2.2 million for the years ended December 31, 2014, 2013, and 2012, respectively. This error also resulted in a reduction of the Company's retained earnings balance at December 31, 2011 of $7.9 million.

  •
  The Company corrected the income tax provision and related income tax balances on the consolidated balance sheet and consolidated statements of cash flows for each of the previously identified errors.

  •
  The Company corrected certain other errors that were not individually material to the consolidated financial statements.

        The effect of the restatement on previously issued annual financial information as of and for the years ended December 31, 2014 and 2013 is set forth in this footnote. The effect of the restatement on the previously filed interim financial information is set forth in Note 19.

        The consolidated financial statements included in this Form 10-K/A have been restated to reflect the adjustments described above. Additionally, in April 2015, the FASB issued revised guidance to simplify the presentation of debt issuance costs in the balance sheet. The revised guidance requires debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with the existing presentation of the debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by this revised guidance, and therefore there is no impact to the statement of income. The revised guidance is required to be applied on a retrospective basis, wherein the balance sheet of each individual period presented should be adjusted to reflect the period-specific effects of applying the revised guidance. The Company has elected to early adopt the revised guidance during the first quarter of 2015. As a result, the adjustments reflected in the tables below include the retrospective impact of the adoption of this accounting guidance, which resulted in a reduction of debt issuance costs and corresponding reduction of long-term debt of $25.2 million and $30.7 million at December 31, 2014 and 2013, respectively, in the restated consolidated balance sheets.

        The following is a summary of the effect of the restatement and the retroactive application of revised guidance on the presentation of debt issuance costs on (i) the Company's consolidated balance sheets at December 31, 2014 and December 31, 2013 (ii) the Company's consolidated statements of operations for the years ended December 31, 2014, 2013 and 2012 and (iii) the Company's consolidated statements of cash flows for the years ended December 31, 2014, 2013 and 2012. The Company did not present a summary of the effect of the restatement on the consolidated statement of changes in shareholders' equity (deficit) for any of the above referenced periods because the impact to retained earnings on the condensed consolidated statement of changes in shareholders' equity (deficit) is reflected below in the restated balance sheets. The Company did not present a summary of the effect of the restatement on the consolidated statement of comprehensive (loss) income for any of the above referenced periods because the impact to net (loss) income is reflected below in the restated consolidated statement of operations and the restatement adjustments did not effect any other component of comprehensive (loss) income.

 Penn National Gaming, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(in thousands, except share and per share data)

        The following table presents the consolidated balance sheet as previously reported, restatement adjustments (including the retroactive application of revised guidance on the presentation of debt issuance costs) and the consolidated balance sheet as restated at December 31, 2014:

	As Previously Reported	Restatement Adjustments	As Restated
Assets
Current assets
Cash and cash equivalents	$208,673	$—	$208,673
Receivables, net of allowance for doubtful accounts of $2,004	41,618	—	41,618
Prepaid expenses	68,947	1,838	70,785
Deferred income taxes	55,579	(15,236)	40,343
Other current assets	11,189	—	11,189

Total current assets	386,006	(13,398)	372,608

Property and equipment, net	769,145	1,900,587	2,669,732
Other assets
Investment in and advances to unconsolidated affiliates	179,551	—	179,551
Goodwill	277,582	596,602	874,184
Other intangible assets, net	370,562	48,891	419,453
Debt issuance costs, net of accumulated amortization of $6,796	25,151	(25,151)	—
Deferred income taxes	79,067	(79,067)	—
Other assets	149,366	—	149,366

Total other assets	1,081,279	541,275	1,622,554

Total assets	$2,236,430	$2,428,464	$4,664,894

Liabilities
Current liabilities
Current portion of financing obligation to GLPI	$—	$46,884	$46,884
Current maturities of long-term debt	30,853	—	30,853
Accounts payable	43,136	—	43,136
Accrued expenses	130,818	2,274	133,092
Accrued interest	5,163	—	5,163
Accrued salaries and wages	84,034	—	84,034
Gaming, pari-mutuel, property, and other taxes	52,132	(160)	51,972
Insurance financing	13,680	—	13,680
Other current liabilities	75,703	70	75,773

Total current liabilities	435,519	49,068	484,587

Long-term liabilities
Long-term financing obligation to GLPI, net of current portion	—	3,564,629	3,564,629
Long-term debt, net of current maturities and debt issuance costs	1,229,979	(19,402)	1,210,577
Deferred income taxes	—	78,633	78,633
Noncurrent tax liabilities	8,188	(1,153)	7,035
Other noncurrent liabilities	8,258	19,189	27,447

Total long-term liabilities	1,246,425	3,641,896	4,888,321

Shareholders' equity (deficit)
Series B Preferred stock ($.01 par value, 1,000,000 shares authorized, 0 shares issued and outstanding at December 31, 2014)	—	—	—
Series C Preferred stock ($.01 par value, 18,500 shares authorized, 8,624 shares issued and outstanding at December 31, 2014)	—	—	—
Common stock ($.01 par value, 200,000,000 shares authorized, 81,329,210 shares issued and 79,161,817 shares outstanding, at December 31, 2014)	786	27	813
Treasury stock, at cost (2,167,393 shares held at December 31, 2014)	—	(28,414)	(28,414)
Additional paid-in capital	918,370	37,776	956,146
Retained deficit	(363,388)	(1,271,889)	(1,635,277)
Accumulated other comprehensive (loss) income	(1,282)	—	(1,282)

Total shareholders' equity (deficit)	554,486	(1,262,500)	(708,014)

Total liabilities and shareholders' equity (deficit)	$2,236,430	$2,428,464	$4,664,894

 Penn National Gaming, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(in thousands, except share and per share data)

        The following table presents the consolidated balance sheet as previously reported, restatement adjustments (including the retroactive application of revised guidance on the presentation of debt issuance costs) and the consolidated balance sheet as restated at December 31, 2013:

	As Previously Reported	Restatement Adjustments	As Restated
Assets
Current assets
Cash and cash equivalents	$292,995		$292,995
Receivables, net of allowance for doubtful accounts of $2,752	52,538		52,538
Prepaid expenses	62,724	(9,579)	53,145
Deferred income taxes	71,093	(29,679)	41,414
Other current assets	29,511	10	29,521

Total current assets	508,861	(39,248)	469,613

Property and equipment, net	497,457	2,019,423	2,516,880
Other assets
Investment in and advances to unconsolidated affiliates	193,331		193,331
Goodwill	492,398	459,555	951,953
Other intangible assets, net	359,648	(125,390)	234,258
Debt issuance costs, net of accumulated amortization of $922	30,734	(30,734)	—
Other assets	101,562	(10)	101,552

Total other assets	1,177,673	303,421	1,481,094

Total assets	$2,183,991	$2,283,596	$4,467,587

Liabilities
Current liabilities
Current portion of financing obligation to GLPI	$—	$42,016	$42,016
Current maturities of long-term debt	27,598		27,598
Accounts payable	22,580		22,580
Accrued expenses	98,009	4,595	102,604
Accrued interest	5,027		5,027
Accrued salaries and wages	86,498	66	86,564
Gaming, pari-mutuel, property, and other taxes	52,053	(37)	52,016
Insurance financing	3,020		3,020
Other current liabilities	66,684	340	67,024

Total current liabilities	361,469	46,980	408,449

Long-term liabilities
Long-term financing obligation to GLPI, net of current portion	—	3,492,793	3,492,793
Long-term debt, net of current maturities and debt issuance costs	1,023,194	(5,797)	1,017,397
Deferred income taxes	13,912	57,240	71,152
Noncurrent tax liabilities	19,966	1,598	21,564
Other noncurrent liabilities	7,050	34	7,084

Total long-term liabilities	1,064,122	3,545,868	4,609,990

Shareholders' equity (deficit)
Series B Preferred stock ($.01 par value, 1,000,000 shares authorized, 0 shares issued and outstanding at December 31, 2013)	—		—
Series C Preferred stock ($.01 par value, 18,500 shares authorized, 8,624 shares issued and outstanding at December 31, 2013)	—		—
Common stock ($.01 par value, 200,000,000 shares authorized, 79,955,786 shares issued and 77,788,393 shares outstanding, at December 31, 2013)	775	24	799
Treasury stock, at cost (2,167,393 shares held at December 31, 2013)	—	(28,414)	(28,414)
Additional paid-in capital	887,556	37,779	925,335
Retained deficit	(130,314)	(1,318,641)	(1,448,955)
Accumulated other comprehensive (loss) income	383		383

Total shareholders' equity (deficit)	758,400	(1,309,252)	(550,852)

Total liabilities and shareholders' equity (deficit)	$2,183,991	$2,283,596	$4,467,587

 Penn National Gaming, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(in thousands, per share data)

        The following table presents the consolidated statement of operations as previously reported, restatement adjustments and the consolidated statement of operations as restated for the year ended December 31, 2014:

	As Previously Reported	Restatement Adjustments	As Restated
Revenues
Gaming	$2,297,175	$—	$2,297,175
Food, beverage and other	432,021	—	432,021
Management service fee	11,650	—	11,650

Revenues	2,740,846	—	2,740,846
Less promotional allowances	(150,319)	—	(150,319)

Net revenues	2,590,527	—	2,590,527

Operating expenses
Gaming expense	1,148,968	(2,809)	1,146,159
Food, beverage and other	319,792	—	319,792
General and administrative	446,405	31	446,436
Rental expense related to Master Lease	421,388	(421,388)	—
Depreciation and amortization	178,981	87,761	266,742
Impairment losses	321,089	(161,205)	159,884
Insurance recoveries, net of deductible charges	(5,674)	—	(5,674)

Total operating expenses	2,830,949	(497,610)	2,333,339

(Loss) income from operations	(240,422)	497,610	257,188

Other income (expenses)
Interest expense	(45,982)	(379,132)	(425,114)
Interest income	3,730	—	3,730
Income from unconsolidated affiliates	7,949	—	7,949
Loss on early extinguishment of debt	—	—	—
Other	2,944	—	2,944

Total other expenses	(31,359)	(379,132)	(410,491)

(Loss) income from operations before income taxes	(271,781)	118,478	(153,303)
Income tax (benefit) provision	(38,586)	69,105	30,519

Net (loss) income	$(233,195)	$49,373	$(183,822)

(Loss) earnings per common share:
Basic (loss) earnings per common share	$(2.97)	$0.63	$(2.34)
Diluted (loss) earnings per common share	$(2.97)	$0.63	$(2.34)

 Penn National Gaming, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(in thousands, except per share data)

        The following table presents the consolidated statement of operations as previously reported, adjustments to properly present discontinued operations, other restatement adjustments and the consolidated statement of operations as restated for the year ended December 31, 2013:

	As Previously Reported	Discontinued Operations	Restatement Adjustments	As Restated
Revenues
Gaming	$2,615,169	$(135,568)	$—	$2,479,601
Food, beverage and other	461,048	(10,480)	—	450,568
Management service fee	13,176		—	13,176

Revenues	3,089,393	(146,048)	—	2,943,345
Less promotional allowances	(170,639)	5,180	—	(165,459)

Net revenues	2,918,754	(140,868)	—	2,777,886

Operating expenses
Gaming expense	1,318,546	(76,031)	5,000	1,247,515
Food, beverage and other	345,345	(9,066)	—	336,279
General and administrative	526,482	(20,367)	10,028	516,143
Rental expense related to Master Lease	69,502	—	(69,502)	—
Depreciation and amortization	298,326	(11,892)	16,970	303,404
Impairment losses	1,132,417	—	(334,112)	798,305
Insurance recoveries, net of deductible charges	108	—	—	108

Total operating expenses	3,690,726	(117,356)	(371,616)	3,201,754

(Loss) from operations	(771,972)	(23,512)	371,616	(423,868)

Other income (expenses)
Interest expense	(97,092)	—	(62,805)	(159,897)
Interest income	1,387	—	—	1,387
Income from unconsolidated affiliates	9,657	—	—	9,657
Loss on early extinguishment of debt	(61,660)	—	—	(61,660)
Other	3,803	4,201	—	8,004

Total other expenses	(143,905)	4,201	(62,805)	(202,509)

(Loss) from continuing operations before income taxes	(915,877)	(19,311)	308,811	(626,377)
Income tax (benefit)	(121,538)	(7,766)	95,724	(33,580)

Net (loss) from continuing operations	(794,339)	(11,545)	213,087	(592,797)

Income from discontinued operations, net of tax	—	11,545	—	11,545

Net (loss) income	$(794,339)	$—	$213,087	$(581,252)

Basis (loss) earnings per share—continuing operations	$(10.17)	$(0.15)	$2.73	$(7.59)
Basis earnings per share—discontinued operations	$—	$0.15	$—	$0.15

Basic (loss) earnings per share	$(10.17)	$—	$2.73	$(7.44)

Diluted (loss) earnings per share—continuing operations	$(10.17)	$(0.15)	$2.73	$(7.59)
Diluted earnings per share—discontinued operations	$—	$0.15	$—	$0.15

Diluted (loss) earnings per share	$(10.17)	$—	$2.73	$(7.44)

Penn National Gaming, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(in thousands, except per share data)

        The following table presents the consolidated statement of operations as previously reported, adjustments to properly present discontinued operations, other restatement adjustments and the consolidated statement of operations as restated for the year ended December 31, 2012:

	As Previously Reported	Discontinued Operations	Restatement Adjustments	As Restated
Revenues
Gaming	$2,590,533	$(202,581)	$—	$2,387,952
Food, beverage and other	438,837	(15,635)	—	423,202
Management service fee	14,835		—	14,835

Revenues	3,044,205	(218,216)	—	2,825,989
Less promotional allowances	(144,740)	7,573		(137,167)

Net revenues	2,899,465	(210,643)	—	2,688,822

Operating expenses
Gaming expense	1,342,905	(113,111)	—	1,229,794
Food, beverage and other	343,611	(13,114)	—	330,497
General and administrative	532,241	(26,660)	(684)	504,897
Rental expense related to Master Lease	—	—	—	—
Depreciation and amortization	245,348	(14,090)	2,149	233,407
Impairment losses	—	—	—	—
Insurance recoveries, net of deductible charges	(7,229)	—	—	(7,229)

Total operating expenses	2,456,876	(166,975)	1,465	2,291,366

Income from operations	442,589	(43,668)	(1,465)	397,456

Other income (expenses)
Interest expense	(81,440)	—	(684)	(82,124)
Interest income	948	(2)	—	946
Income from unconsolidated affiliates	3,804	—	—	3,804
Loss on early extinguishment of debt	—	—	—	—
Other	(1,375)	6,320	—	4,945

Total other expenses	(78,063)	6,318	(684)	(72,429)

Income from continuing operations before income taxes	364,526	(37,350)	(2,149)	325,027
Income tax provision	152,555	(14,431)	(675)	137,449

Net income from continuing operations	211,971	(22,919)	(1,474)	187,578

Income from discontinued operations, net of tax	—	22,919	—	22,919

Net income	$211,971	$—	$(1,474)	$210,497

Basis earnings per share—continuing operations	$2.24	$(0.24)	$(0.02)	$1.98
Basis earnings per share—discontinued operations	$—	$0.24	$—	$0.24

Basic earnings per share	$2.24	$—	$(0.02)	$2.22

Diluted earnings per share—continuing operations	$2.04	$(0.22)	$(0.01)	$1.81
Diluted earnings per share—discontinued operations	$—	$0.22	$—	$0.22

Diluted earnings per share	$2.04	$—	$(0.01)	$2.03

 Penn National Gaming, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(in thousands)

        The following table presents the consolidated statement of cash flows as previously reported, restatement adjustments and the consolidated statement of cash flows as restated for the year ended December 31, 2014:

	As Previously Reported	Restatement Adjustments	As Restated
Year Ended December 31, 2014:
Operating activities
Net (loss) income	$(233,195)	$49,373	$(183,822)
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	178,981	87,761	266,742
Amortization of items charged to interest expense	6,040	—	6,040
Accretion of settlement value other non-current liabilities	689	—	689
Loss on sale of fixed assets	738	—	738
Income from unconsolidated affiliates	(7,949)	—	(7,949)
Distributions of earnings from unconsolidated affiliates	23,000	—	23,000
Deferred income taxes	(72,278)	75,186	2,908
Charge for stock-based compensation	10,666	—	10,666
Impairment losses and write downs	324,389	(161,205)	163,184
Decrease (increase), net of businesses acquired
Accounts receivable	10,046	—	10,046
Prepaid expenses and other current assets	(13,315)	10	(13,305)
Other assets	150	(9)	141
Increase (decrease), net of businesses acquired
Accounts payable	2,028	—	2,028
Accrued expenses	(17,191)	(2,321)	(19,512)
Accrued interest	136	—	136
Accrued salaries and wages	(2,464)	(66)	(2,530)
Gaming, pari-mutuel, property and other taxes	79	(123)	(44)
Income taxes	8,522	(3,329)	5,193
Other current and noncurrent liabilities	10,227	(304)	9,923
Other noncurrent tax liabilities	(9,298)	(2,751)	(12,049)

Net cash provided by operating activities	220,001	42,222	262,223

Investing activities
Capital project expenditures, net of reimbursements	(144,707)	—	(144,707)
Capital maintenance expenditures	(83,438)	—	(83,438)
Advances to Jamul Tribe	(47,093)	—	(47,093)
Proceeds from sale of property and equipment	1,665	—	1,665
Investment in joint ventures	(1,285)	—	(1,285)
Decrease in cash in escrow	18,000	—	18,000
Acquisitions of businesses and gaming and other licenses, net of cash acquired	(118,678)	—	(118,678)

Net cash used in investing activities	(375,536)	—	(375,536)

Financing activities
Proceeds from exercise of options	9,799	—	9,799
Principal payments on financing obligation with GLPI	—	(42,222)	(42,222)
Proceeds from issuance of long-term debt, net of issuance costs	104,935	—	104,935
Principal payments on long-term debt	(49,541)	—	(49,541)
Payments of other long-term obligations	(15,000)	—	(15,000)
Proceeds from insurance financing	28,888	—	28,888
Payments on insurance financing	(18,228)	—	(18,228)
Tax benefit from stock options exercised	10,360	—	10,360

Net cash provided by (used in) financing activities	71,213	(42,222)	28,991

Net decrease in cash and cash equivalents	(84,322)	—	(84,322)
Cash and cash equivalents at beginning of year	292,995	—	292,995

Cash and cash equivalents at end of year	$208,673	$—	$208,673

Supplemental disclosure
Interest expense paid, net of amounts capitalized	$39,101	$379,443	$418,544
Income taxes paid	$23,185	$—	$23,185

 Penn National Gaming, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(in thousands)

        The following table presents the consolidated statement of cash flows as previously reported, restatement adjustments and the consolidated statement of cash flows as restated for the year ended December 31, 2013:

	As Previously Reported	Restatement Adjustments	As Restated
Year Ended December 31, 2013:
Operating activities
Net (loss) income	$(794,339)	$213,087	$(581,252)
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	298,326	16,971	315,297
Amortization of items charged to interest expense	8,112	—	8,112
Accretion of settlement values on long term obligations	5,024	—	5,024
Transaction cost for Carlino exchange	—	10,695	10,695
Loss on sale of fixed assets	3,652	—	3,652
Income from unconsolidated affiliates	(9,657)	—	(9,657)
Distributions of earnings from unconsolidated affiliates	21,500	—	21,500
Loss on early extinguishment of debt	26,782	—	26,782
Deferred income taxes	(224,983)	87,587	(137,396)
Charge for stock-based compensation	22,809	—	22,809
Impairment losses	1,132,417	(334,112)	798,305
Gain on investment in corporate debt securities	(1,516)	—	(1,516)
Gain on sale of Bullwhackers	(444)	—	(444)
Decrease (increase), net of businesses acquired
Accounts receivable	5,034	—	5,034
Prepaid expenses and other current assets	912	(126)	786
Other assets	(42,567)	5,611	(36,956)
(Decrease) increase, net of businesses acquired
Accounts payable	(2,175)	—	(2,175)
Accrued expenses	(30,147)	4,596	(25,551)
Accrued interest	(15,030)	—	(15,030)
Accrued salaries and wages	(2,383)	66	(2,317)
Gaming, pari-mutuel, property and other taxes	(1,555)	(37)	(1,592)
Income taxes	29,058	6,655	35,713
Other current and noncurrent liabilities	10,576	374	10,950
Other noncurrent tax liabilities	1,396	1,598	2,994

Net cash provided by operating activities	440,802	12,965	453,767

Investing activities
Capital project expenditures, net of reimbursements	(119,051)	—	(119,051)
Capital maintenance expenditures	(80,862)	—	(80,862)
Advances to Jamul Tribe	—	(5,602)	(5,602)
Proceeds from sale of property and equipment	3,837	—	3,837
Proceeds from investment in corporate debt securities	6,870	—	6,870
Proceeds related to damaged property and equipment	2,203	—	2,203
Proceeds from sale of Bullwhackers, net of cash on hand	4,996	—	4,996
Investment in joint ventures	(675)	—	(675)
Cash contributed to GLPI in connection with Spin-Off	(240,202)	240,202	—
Decrease in cash in escrow	8,000	—	8,000
Acquisitions of businesses and gaming licenses	(73)	—	(73)

Net cash (used in) provided by investing activities	(414,957)	234,600	(180,357)

Financing activities
Proceeds from exercise of options	51,535	—	51,535
Repurchase of preferred stock	(649,518)	—	(649,518)
Cash contributed to GLPI in connection with Spin-Off	—	(240,202)	(240,202)
Principal payments on financing obligation with GLPI	—	(7,363)	(7,363)
Proceeds from issuance of long-term debt, net of issuance costs	4,745,790	—	4,745,790
Principal payments on long-term debt	(4,135,059)	—	(4,135,059)
Payments of other long-term obligations	(16,000)	—	(16,000)
Proceeds from insurance financing	19,233	—	19,233
Payments on insurance financing	(20,069)	—	(20,069)
Tax benefit from stock options exercised	10,771	—	10,771

Net cash provided by (used in) financing activities	6,683	(247,565)	(240,882)

Net increase in cash and cash equivalents	32,528	—	32,528
Cash and cash equivalents at beginning of year	260,467	—	260,467

Cash and cash equivalents at end of year	$292,995	$—	$292,995

Supplemental disclosure
Interest expense paid, net of amounts capitalized	$104,351	$62,806	$167,157
Income taxes paid	$69,758	$—	$69,758

 Penn National Gaming, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(in thousands)

        The following table presents the consolidated statement of cash flows as previously reported, restatement adjustments and the consolidated statement of cash flows as restated for the year ended December 31, 2012:

	As Previously Reported	Restatement Adjustments	As Restated
Operating activities
Net (loss) income	$211,971	$(1,474)	$210,497
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	245,348	2,149	247,497
Amortization of items charged to interest expense	6,898	—	6,898
Loss (gain) on sale of fixed assets	(1,690)	—	(1,690)
Income from unconsolidated affiliates	(3,804)	—	(3,804)
Distributions of earnings from unconsolidated affiliates	9,400	—	9,400
Deferred income taxes	44,983	(594)	44,389
Charge for stock-based compensation	28,609	—	28,609
Decrease (increase), net of businesses acquired
Accounts receivable	1,887	—	1,887
Insurance receivable	1,072	—	1,072
Prepaid expenses and other current assets	14,445	—	14,445
Other assets	(12,331)	—	(12,331)
Increase (decrease), net of businesses acquired
Accounts payable	1,334	—	1,334
Accrued expenses	12,770	—	12,770
Accrued interest	3,925	—	3,925
Accrued salaries and wages	10,285	—	10,285
Gaming, pari-mutuel, property and other taxes	6,051	—	6,051
Income taxes	(70,721)	(81)	(70,802)
Other current and noncurrent liabilities	12,903	—	12,903
Other noncurrent tax liabilities	(16,146)	—	(16,146)

Net cash provided by operating activities	507,189	—	507,189

Investing activities
Capital project expenditures, net of reimbursements	(386,344)	—	(386,344)
Capital maintenance expenditures	(86,641)	—	(86,641)
Proceeds from sale of property and equipment	5,323	—	5,323
Investment in joint ventures	(36,000)	—	(36,000)
Decrease in cash in escrow	24,625	—	24,625
Acquisitions of businesses and gaming and other licenses, net of cash acquired	(709,450)	—	(709,450)

Net cash used in investing activities	(1,188,487)	—	(1,188,487)

Financing activities
Proceeds from exercise of options	31,933	—	31,933
Proceeds from issuance of long-term debt, net of issuance costs	1,162,709	—	1,162,709
Principal payments on long-term debt	(494,891)	—	(494,891)
Proceeds from other long-term obligations	10,000	—	10,000
Proceeds from insurance financing	4,746	—	4,746
Payments on insurance financing	(17,253)	—	(17,253)
Tax benefit from stock options exercised	6,081	—	6,081

Net cash provided by financing activities	703,325	—	703,325

Net (decrease) increase in cash and cash equivalents	22,027	—	22,027
Cash and cash equivalents at beginning of year	238,440	—	238,440

Cash and cash equivalents at end of year	$260,467	$—	$260,467

Supplemental disclosure
Interest expense paid, net of amounts capitalized	$70,239	$684	$70,923
Income taxes paid	$187,515	$—	$187,515

3.     Spin-Off of Real Estate Assets through a Real Estate Investment Trust

        On November 1, 2013, the Company completed its plan to separate its gaming operating assets from its real property assets by creating a newly formed, publicly traded real estate investment trust ("REIT"), known as Gaming and Leisure Properties, Inc. ("GLPI"), through a tax free spin-off (the "Spin-Off"). Penn effected the Spin-Off by distributing one share of common stock of GLPI to the holders of Penn common stock and Series C Convertible Preferred Stock ("Series C Preferred Stock") for every share of Penn common stock and every 1/1000th of a share of Series C Preferred Stock that they held at the close of business on October 16, 2013, the record date for the Spin-Off. See Note 16 for further information on the Series C Preferred Stock. Peter M. Carlino and the PMC Delaware Dynasty Trust dated September 25, 2013, a trust for the benefit of Mr. Carlino's children, also received 882,129 additional shares of GLPI common stock, in exchange for 2,167,393 shares of Penn common stock that they transferred to Penn immediately prior to the Spin-Off. Based on the closing price of the GLPI common stock on October 30, 2013, the aggregate consideration transferred totaled $39.1 million. On that same date, based on the closing price of Penn common stock, the aggregate consideration received totaled $28.4 million. As a result, the consideration transferred exceeded the amount received by approximately $10.7 million. This excess was accounted for as a transaction cost associated with the Spin-Off within general and administrative expenses with the value of the Penn shares acquired as the cost of the treasury stock.

        Mr. Carlino also exchanged certain options to acquire Penn common stock for options to acquire GLPI common stock having the same aggregate intrinsic value. Penn engaged in these exchanges with Mr. Carlino and his related trust to ensure that each member of the Carlino family beneficially owns 9.9% or less of the outstanding shares of Penn common stock following the Spin-Off, so that GLPI can qualify to be taxed as a REIT for United States ("U.S.") federal income tax purposes.

        In addition, on November 1, 2013, Penn entered into a Master Lease with GLPI in which it spun-off certain real property assets which was accounted for as a financing obligation (see Note 5 to the consolidated financial statements), and contributed the assets and liabilities of Hollywood Casino Baton Rouge and Hollywood Casino Perryville, which are referred to as the "TRS Properties." The assets and liabilities were contributed to GLPI based on their historical carrying values. The impact of the spin-off to stockholders' equity (deficit) is shown below. This amount excludes $2.0 billion of property and equipment, net that was not derecognized due to the failed spin-off-leaseback (in thousands, as restated):

Restated
Cash and cash equivalents	$240,202
Current deferred income tax assets	6,157
Other current assets	3,116
Property and equipment, net	115,731
Goodwill	75,521
Other intangible assets	9,577
Debt issuance costs	39,862
Other assets	36,378
Accounts payable and accrued expenses	(16,055)
Income taxes	(5,296)
Other current liabilities	(12,312)
Long-term debt	(2,350,000)
Long-term deferred income tax liabilities	(4,248)

Sub total	$(1,861,367)
Adjustment for GLPI financing obligation	3,516,210

Net impact of Spin-Off	$1,654,843

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

        On November 1, 2013, Penn entered into a Tax Matters Agreement with GLPI, which governs the respective rights, responsibilities and obligations of the two companies after the Spin-Off with respect to payment of tax liabilities, entitlement of refunds, and filing of tax returns and sets forth certain covenants and indemnities. Pursuant to the Tax Matters Agreement, Penn was required to prepare and file a federal consolidated income tax return for 2013, which included a combination of Penn and GLPI legal entities for the activity prior to the Spin-Off, with any adjustments for the impact of the final consolidated income tax return recorded to either shareholders' equity or the statement of income depending on the specific item giving rise to the adjustment. In conjunction with the filing of the final 2013 federal consolidated income tax return with the Internal Revenue Service, Penn recorded a decrease to shareholders' equity of $2.5 million during the year ended December 31, 2014.

        The Company incurred transaction costs of $0.9 million, $39.5 million (which includes the transaction cost for the Carlino exchange mentioned above), and $7.1 million for the years ended December 31, 2014, 2013 and 2012, respectively, associated with the Spin-Off, which were included in general and administrative expenses within the consolidated statements of operations.

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

4.     Principles of Consolidation

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

5.     Summary of Significant Accounting Policies

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

Goodwill and Other Intangible Assets

        At December 31, 2014, the Company had $874.2 million in goodwill and $419.5 million in other intangible assets within its consolidated balance sheet, respectively, resulting from the Company's acquisition of other businesses and payment for gaming licenses. Two issues arise with respect to these assets that require significant management estimates and judgment: (i) the valuation in connection with the initial purchase price allocation; and (ii) the ongoing evaluation for impairment.

        In connection with the Company's acquisitions, valuations are completed to determine the allocation of the purchase prices. The factors considered in the valuations include data gathered as a result of the Company's due diligence in connection with the acquisitions, projections for future operations, and data obtained from third-party valuation specialists as deemed appropriate. Goodwill represents the future economic benefits of a business combination measured as the excess purchase price over the fair market value of net assets acquired. Goodwill is tested annually, or more frequently if indicators of impairment exist, in two steps. In step 1 of the impairment test, the current fair value of each reporting unit is estimated using a discounted cash flow model which is then compared to the carrying value of each reporting unit. The Company adjusts the carrying value of each reporting unit that utilizes property that is subject to the Master Lease by an allocation of a pro-rata portion of the GLPI financing obligation based on the reporting unit's estimated fair value as a percentage of the aggregate estimated fair value of all reporting units that utilize property that is subject to the Master Lease. If the carrying amount of a reporting unit exceeds its fair value in step 1 of the impairment test, then step 2 of the impairment test is performed to determine the implied fair value of goodwill for that reporting unit. If the implied fair value of goodwill is less than the goodwill allocated for that reporting unit, an impairment is recognized. In the event a reporting unit has a negative carrying amount, the Company first performs a qualitative evaluation to determine if it is more likely than not that a goodwill impairment exists, and if so, it performs a step 2 of the impairment test to measure the amount of the impairment charge, if any.

        In accordance with ASC 350, "Intangibles—Goodwill and Other," the Company considers its gaming licenses and other various intangible assets as indefinite-life intangible assets that do not require amortization based on the Company's future expectations to operate its gaming facilities indefinitely (notwithstanding the recent events in Iowa which the Company concluded was an isolated incident and the first time in the Company's history a gaming regulator has taken an action which could cause it to lose its gaming license) as well as its historical experience in renewing these intangible assets at minimal cost with various state commissions. Rather, these intangible assets are tested annually for impairment, or more frequently if indicators of impairment exist, by comparing the fair value of the recorded assets to their carrying amount. If the carrying amounts of the indefinite-life intangible assets exceed their fair value, an impairment loss is recognized. The Company completes its testing of its intangible assets prior to assessing the realizability of its goodwill.

        The Company assessed the fair value of its indefinite-life intangible assets (which are primarily gaming licenses) using the Greenfield Method under the income approach. The Greenfield Method estimates the fair value of the gaming license using a discounted cash flow model assuming the Company built a casino with similar utility to that of the existing facility. The method assumes a theoretical start-up company going into business without any assets other than the intangible asset being valued. As such, the value of the gaming license is a function of the following items:

  •
  Projected revenues and operating cash flows (including an allocation of the Company's projected financing payments to its reporting units consistent with how the GLPI financing obligation is allocated);

  •
  Theoretical construction costs and duration;

  •
  Pre-opening expenses;

  •
  Discounting that reflects the level of risk associated with receiving future cash flows attributable to the license; and

  •
  Remaining useful life of the license.

        The evaluation of goodwill and indefinite-life intangible assets requires the use of estimates about future operating results of each reporting unit to determine the estimated fair value of the reporting unit and the indefinite-lived intangible assets. The Company must make various assumptions and estimates in performing its impairment testing. The implied fair value includes estimates of future cash flows (including an allocation of the Company's projected financing obligation to its reporting units) that are based on reasonable and supportable assumptions which represent the Company's best estimates of the cash flows expected to result from the use of the assets including their eventual disposition. Changes in estimates, increases in the Company's cost of capital, reductions in transaction multiples, changes in operating and capital expenditure assumptions or application of alternative assumptions and definitions could produce significantly different results. Future cash flow estimates are, by their nature, subjective and actual results may differ materially from the Company's estimates. If the Company's ongoing estimates of future cash flows are not met, the Company may have to record additional impairment charges in future accounting periods. The Company's estimates of cash flows are based on the current regulatory and economic climates, recent operating information and budgets of the various properties where it conducts operations. These estimates could be negatively impacted by changes in federal, state or local regulations, economic downturns, or other events affecting the Company's properties.

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

Failed Spin-Off-Leaseback Financing Obligation

        The Company's spin-off of real property assets and corresponding Master Lease Agreement with GLPI on November 1, 2013 did not meet all of the requirements for sale-leaseback accounting treatment under Accounting Standards Codification (ASC) 840 "Leases" and therefore is accounted for as a financing obligation rather than a distribution of assets followed by an operating lease. Specifically, the Master Lease contains provisions that would indicate the Company has prohibited forms of continuing involvement in the leased assets which are not a normal leaseback. As a result of the failed spin-off-leaseback accounting, the Company calculated a financing obligation at the inception of the Master Lease based on the future minimum lease payments discounted at 9.70%. The discount rate represents the estimated incremental borrowing rate over the lease term of 35 years, which included renewal options that were reasonably assured of being exercised given the high percentage of the Company's earnings that are derived from the Master Lease properties operations to the Company and the lack of alternative economically feasible leasing options for such real estate. The minimum lease payments are recorded as interest expense and in part as a payment of principal reducing the financing obligation. Contingent rentals are recorded as additional interest expense. The real property assets in the transaction remain on the consolidated balance sheets and continue to be depreciated over the remaining useful lives.

Debt Issuance Costs

        Debt issuance costs that are incurred by the Company in connection with the issuance of debt are deferred and amortized to interest expense using the effective interest method over the contractual term of the underlying indebtedness. As discussed in Note 2 to the consolidated financial statements, these amounts are recorded in the consolidated balance sheets as a reduction to long-term debt.

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

        The amounts included in promotional allowances for the years ended December 31, 2014, 2013 and 2012 are as follows (in thousands):

Year ended December 31,	2014(2)	2013(1)(2)	2012(1)(2)
		(as restated)	(as restated)
Rooms	$33,513	$36,132	$26,612
Food and beverage	106,908	118,143	100,453
Other	9,898	11,184	10,102

Total promotional allowances	$150,319	$165,459	$137,167

        The estimated cost of providing such complimentary services for the years ended December 31, 2014, 2013 and 2012 are as follows (in thousands):

Year ended December 31,	2014(2)	2013(1)(2)	2012(1)(2)
		(as restated)	(as restated)
Rooms	$3,664	$5,971	$3,749
Food and beverage	44,325	48,431	42,153
Other	3,635	4,072	4,045

Total cost of complimentary services	$51,624	$58,474	$49,947

(1)
The only restatements related to these periods are to reflect Hollywood Casino Perryville and Hollywood Casino Baton Rouge as discontinued operations.

(2)
Certain prior period amounts have been reclassified to conform to the current presentation.

Gaming and Racing Taxes

        The Company is subject to gaming and pari-mutuel taxes based on gross gaming revenue and pari-mutuel revenue in the jurisdictions in which it operates. The Company primarily recognizes gaming and pari-mutuel tax expense based on the statutorily required percentage of revenue that is required to be paid to state and local jurisdictions in the states where or in which wagering occurs. In certain states in which the Company operates, gaming taxes are based on graduated rates. The Company records gaming tax expense at the Company's estimated effective gaming tax rate for the year, considering estimated taxable gaming revenue and the applicable rates. Such estimates are adjusted each interim period. If gaming tax rates change during the year, such changes are applied prospectively in the determination of gaming tax expense in future interim periods. Finally, the Company recognizes purse expense based on the statutorily required percentage of revenue that is required to be paid out in the form of purses to the winning owners of horse races run at the Company's racetracks in the period in which wagering occurs. For the years ended December 31, 2014, 2013 and 2012, these expenses, which are recorded primarily within gaming expense in the consolidated statements of operations, were $0.89 billion, $0.96 billion, and $0.97 billion, respectively.

Payments related to the Master Lease

        As of December 31, 2014, the Company financed with GLPI real property assets associated with eighteen of the Company's gaming and related facilities used in the Company's operations.

        The payment structure under the Master Lease, which became effective November 1, 2013, includes a fixed component, a portion of which is subject to an annual escalator of up to 2% if certain coverage ratio thresholds are met, and a component that is based on the performance of the facilities, which is prospectively adjusted, subject to a floor of zero (i) every five years by an amount equal to 4% of the average change to net revenues of all facilities under the Master Lease (other than Hollywood Casino Columbus and Hollywood Casino Toledo) during the preceding five years, and (ii) monthly by an amount equal to 20% of the change in net revenues of Hollywood Casino Columbus and Hollywood Casino Toledo during the preceding month. In addition, with the openings of Hollywood Gaming at Dayton Raceway and Hollywood Gaming at Mahoning Valley Race Course in the third quarter of 2014, these properties began making payments subject to the terms of the Master Lease, which had the impact of increasing the Company's annual payments related to the Master Lease by approximately $19 million, which approximates ten percent of the real estate construction costs paid for by GLPI related to these facilities.

        In April 2014, an amendment to the Master Lease was entered into in order to revise certain provisions relating to the Sioux City property. In accordance with the amendment, upon the cessation of gaming operations at Argosy Casino Sioux City on July 30, 2014 due to the termination of its gaming license, the annual payment to GLPI was reduced by $6.2 million. Additionally, the Company finalized its calculation of the coverage ratio in accordance with the appropriate provisions of the Master Lease to determine if an annual base payment escalator is due. The calculation of the escalator resulted in an increase to the Company's annual payment of $3.2 million. The net impact of the two items above resulted in lower interest expense on the Company's financing obligation with GLPI.

        The Master Lease is commonly known as a triple-net lease. Accordingly, in addition to the required payments to GLPI, the Company is required to pay the following, among other things: (1) all facility maintenance; (2) all insurance required in connection with the leased properties and the business conducted on the leased properties; (3) taxes levied on or with respect to the leased properties (other than taxes on the income of the lessor); and (4) all utilities and other services necessary or appropriate for the leased properties and the business conducted on the leased properties. At the Company's option, the Master Lease may be extended for up to four five-year renewal terms beyond the initial fifteen-year term, on the same terms and conditions.

        Total payments made to GLPI under the Master Lease were $421.4 million and $69.5 million for the years ended December 31, 2014 and 2013, respectively.

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

        Since the Company's preferred shareholders are not obligated to fund the losses of the Company nor is the contractual principal of the Series C Preferred Stock reduced as a result of losses incurred by the Company, no allocation of the Company's undistributed losses resulting from the net loss for the years ended December 31, 2014 and 2013 is required. As such, since the Company reported a net loss for the years ended December 31, 2014 and 2013, it was required by ASC 260 to use basic weighted-average common shares outstanding which totaled 78.4 million and 78.1 million for those respective periods, rather than diluted weighted-average common shares outstanding, when calculating diluted EPS.

        The following table sets forth the allocation of net income for the year ended December 31, 2012 under the two-class method:

Year ended December 31,	2012
(Restated) (in thousands)
Net income	$210,497
Net income applicable to preferred stock	40,738

Net income applicable to common stock	$169,759

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

        The following table presents the calculation of basic and diluted EPS for the Company's common stock for the year ended December 31, 2012 (in thousands, except per share data):

Year ended December 31,	2012
(Restated)
Calculation of basic EPS:
Net income from continuing operations applicable to common stock	$151,276
Weighted-average common shares outstanding	76,345
Basic earnings per common share	$1.98
Calculation of basic EPS:
Net income from discontinued operations applicable to common stock	$18,483
Weighted-average common shares outstanding	76,345
Basic earnings per common share	$0.24
Calculation of diluted EPS using if-converted method:
Net income from continuing operations	$187,578
Diluted weighted-average common shares outstanding	103,804
Diluted earnings per common share	$1.81
Calculation of diluted EPS using if-converted method:
Net income from discontinued operations	$22,919
Diluted weighted-average common shares outstanding	103,804
Diluted earnings per common share	$0.22

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

        See Note 17 for a discussion on the impact of the Spin-Off on the Company's stock-based equity awards.

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

        The East/Midwest reportable segment consists of the following properties: Hollywood Casino at Charles Town Races, Hollywood Casino Bangor, Hollywood Casino at Penn National Race Course, Hollywood Casino Lawrenceburg, Hollywood Casino Toledo, which opened on May 29, 2012, Hollywood Casino Columbus, which opened on October 8, 2012, Hollywood Gaming at Dayton Raceway, which opened on August 28, 2014, and Hollywood Gaming at Mahoning Valley Race Course, which opened on September 17, 2014. It also includes the Company's Casino Rama management service contract and the Plainville project in Massachusetts which the Company expects to open in June 2015. It also previously included Hollywood Casino Perryville which was contributed to GLPI on November 1, 2013 and is reported as discontinued operations.

        The West reportable segment consists of the following properties: Zia Park Casino and the M Resort, as well as the Jamul development project, which the Company anticipates completing in mid-2016.

        The Southern Plains reportable segment consists of the following properties: Hollywood Casino Aurora, Hollywood Casino Joliet, Argosy Casino Alton, Argosy Casino Riverside, Hollywood Casino Tunica, Hollywood Casino Gulf Coast (formerly Hollywood Casino Bay St. Louis), Boomtown Biloxi, and Hollywood Casino St. Louis (formerly Harrah's St. Louis which was acquired from Caesars Entertainment on November 2, 2012), and includes the Company's 50% investment in Kansas Entertainment, LLC ("Kansas Entertainment"), which owns the Hollywood Casino at Kansas Speedway. On July 30, 2014, the Company closed Argosy Casino Sioux City. It also previously included Hollywood Casino Baton Rouge which was contributed to GLPI on November 1, 2013 and is reported as discontinued operations.

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

        The prior year amounts were reclassified to conform to the Company's new reporting structure in accordance with ASC 280. See Note 18 for further information with respect to the Company's segments.

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

7.     Acquisitions and Other Recent Business Ventures

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

Plainridge Racecourse Acquisition

        In September 2013, the Company entered into an option and purchase agreement to purchase Plainridge Racecourse in Massachusetts with the sellers having no involvement in the business or operations from that date forward. The Company subsequently began to operate Plainridge Racecourse effective January 1, 2014 pursuant to a temporary operations agreement. On February 28, 2014, the Massachusetts Gaming Commission awarded the Company a Category Two slots-only gaming license, and in early March 2014, the Company exercised its option to purchase Plainridge Racecourse. This acquisition reflects the continuing efforts of the Company to expand its gaming operations through the development of new gaming properties. The fixed portion of the purchase price was paid on April 11, 2014. The option and purchase agreement also contained contingent purchase price consideration that is calculated based on the actual earnings of the gaming operations over the first ten years of operations. The first payment will be made 60 days after the completion of the first four full fiscal quarters of operation, and every year for nine years after the first payment. At the time of acquisition, the fair value of the contingent purchase price consideration was determined to be $18.5 million based on an income approach from the Company's internal earning projections and was discounted at a rate consistent with the risk a third party market participant would require holding the identical instrument as an asset. At each reporting period, the Company assesses the fair value of this obligation and changes in its value are recorded in earnings. The fair value of this liability, which is included in other non-current liabilities on the consolidated balance sheet, was determined to be $19.2 million at December 31, 2014. The amount included in general and administrative expenses related to the change in fair value of this obligation was $0.7 million for the year ended December 31, 2014. The preliminary purchase price allocation resulted in an increase in land and buildings of $57.9 million and $3.0 million of goodwill.

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

8.     Investment In and Advances to Unconsolidated Affiliates

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

Kansas Entertainment

        Kansas Entertainment opened its Hollywood-themed facility on February 3, 2012. The facility features 244,791 of property square footage with 2,000 slot machines, 40 table games and 12 poker tables, a 1,253 space parking structure, as well as a variety of dining and entertainment facilities. The Company and International Speedway shared equally in the cost of developing and constructing the facility and the Company's share totaled $140.1 million, inclusive of licensing fees. As of December 31, 2014 and 2013, the Company's investment balance was $115.5 million and $127.8 million, respectively. During the year ended December 31, 2012, the Company funded $39.1 million for capital expenditures and other operating expenses. During the years ended December 31, 2014, 2013 and 2012, the Company received distributions from Kansas Entertainment totaling $23.0 million, $21.5 million and $13.0 million, respectively, which the Company deemed to be returns on its investment based on the source of those cash flows from the normal business operations of Kansas Entertainment.

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

9.     Property and Equipment

        Property and equipment, net, consists of the following:

December 31,	2014	2013
	(Restated)	(Restated)
	(in thousands)
Property and equipment—non-leased
Land and improvements	$42,350	$14,713
Building and improvements	173,043	156,443
Furniture, fixtures, and equipment	1,213,143	1,190,252
Leasehold improvements	120,984	49,238
Construction in progress	69,367	25,389

	1,618,887	1,436,035
Less accumulated depreciation	(988,490)	(929,403)

	630,397	506,632

Property and equipment—leased
Land and improvements	382,702	382,555
Building and improvements	2,219,018	2,050,503
Construction in progress	—	61,677

	2,601,720	2,494,735
Less accumulated depreciation	(562,385)	(484,487)

	2,039,335	2,010,248

Property and equipment, net	$2,669,732	$2,516,880

        During the year ended December 31, 2014, total property and equipment, net increased by $152.9 million primarily due to the acquisition of Plainridge Racecourse (see Note 7), construction costs for the development of Plainridge Park Casino, the addition of a new hotel at Zia Park Casino and the addition of two new racinos in Ohio, as well as normal capitalized maintenance expenditures, all of which were partially offset by depreciation expense for the year ended December 31, 2014.

        Depreciation expense, for property and equipment as well as capital leases, totaled $255.4 million, $287.3 million, and $232.6 million in 2014, 2013 and 2012. Depreciation expense on the Master Lease assets was $89.8 million and $14.8 million for the years ended December 31, 2014 and 2013, respectively. Interest capitalized in connection with major construction projects was $0.9 million, $1.4 million, and $8.4 million in 2014, 2013 and 2012, respectively.

        During the second quarter of 2014, the Company recorded an impairment charge of $4.6 million to write-down certain idle assets to their estimated salvage value. During the fourth quarter of 2013, in conjunction with the relocation of the Company's two racetracks in Ohio, the Company recorded an impairment charge of $2.2 million for the parcels of land that the racetracks resided on, as the land was reclassified as held for sale.

10.   Goodwill and Other Intangible Assets

        Remaining goodwill consists mainly of goodwill from the acquisitions of Boomtown Biloxi in August 2000, Hollywood Casino Corporation in March 2003, Argosy Gaming Company in October 2005, Zia Park Casino in April 2007, and Hollywood Casino St. Louis in November 2012. A reconciliation of goodwill and accumulated goodwill impairment losses is as follows (in thousands):

As Restated
Balance at December 31, 2012:
Goodwill	$2,214,546
Accumulated goodwill impairment losses	(833,857)

Goodwill, net	$1,380,689

Goodwill impairment losses	(348,887)
Contribution of Hollywood Casino Baton Rouge to GLPI	(75,521)
Other	(4,328)

Balance at December 31, 2013:
Goodwill	$2,134,697
Accumulated goodwill impairment losses	(1,182,744)

Goodwill, net	$951,953

Goodwill acquired	3,052
Goodwill impairment losses	(80,821)

Balance at December 31, 2014:
Goodwill	$2,137,749
Accumulated goodwill impairment losses	(1,263,565)

Goodwill, net	$874,184

        Indefinite-life intangible assets consist mainly of gaming licenses. The table below presents the gross carrying value, accumulated amortization, and net book value of each major class of other intangible assets at December 31, 2014 and 2013:

	December 31, 2014			December 31, 2013
	(as restated)			(as restated)
	(in thousands)
	Gross Carrying Value	Accumulated Amortization	Net Book Value	Gross Carrying Value	Accumulated Amortization	Net Book Value
Indefinite-life intangible assets	$418,991	$—	$418,991	$223,834	$—	$223,834
Argosy Casino Sioux City gaming license	20,949	20,949	—	20,949	12,569	8,380
Other intangible assets	56,126	55,664	462	55,665	53,621	2,044

Total	$496,066	$76,613	$419,453	$300,448	$66,190	$234,258

        Other intangible assets increased by $185.2 million for the year ended December 31, 2014 primarily due to gaming license fees of $100.0 million for Hollywood Gaming at Dayton Raceway and Hollywood Gaming at Mahoning Valley Race Course, the capitalization of relocation fees associated with obtaining the gaming licenses for these two facilities totaling $150.0 million, a $25.0 million gaming license fee associated with Plainridge Park Casino (see Note 7), all of which were partially offset by impairment charges and amortization for the year ended December 31, 2014.

        In June 2013, the Company finalized the terms of its memorandum of understanding with the State of Ohio, which included an agreement by the Company to pay a relocation fee in return for being able to relocate its existing racetracks in Toledo and Grove City to Dayton and Austintown, respectively. Upon opening, the relocation fee for each new racino was recorded at the present value of the contractual obligation, which was calculated to be $75 million based on the 5% discount rate included in the agreement (See Note 12 for further details on the obligation). Half of the gaming license fee for both Ohio racinos has been paid ($10 million for each facility in the second quarter of 2014 and $15 million upon opening for each facility) with the remaining $50 million ($25 million for each facility) due one year from commencement of operations. The remaining gaming license fees to be paid are included in accrued expenses within the consolidated balance sheet at December 31, 2014.

        For the year ended December 31, 2014, the Company recorded goodwill and other intangible assets impairment charges of $80.8 million and $74.5 million, respectively, as of valuation date of October 1, 2014, the date of its annual impairment test, as it determined that a portion of the value of its goodwill and other intangible assets was impaired due to the Company's outlook of continued challenging regional gaming conditions at certain properties which persisted in 2014 in its Southern Plains segment, as well as for the write-off of a trademark intangible asset in the West segment.

        For the year ended December 31, 2013, the Company recorded goodwill and other intangible assets impairment charges of $249.3 million and $311.0 million, respectively, as of valuation date of October 1, 2013, (the date of its annual impairment test), and $30.9 million and $133.1 million, respectively, as of valuation date of November 1, 2013 (the Spin-Off date), as it determined that portions of the value of its goodwill and other intangible assets were impaired. Subsequent to the Spin-Off, the Company is responsible monthly for a single significant financing payment to GLPI under the Master Lease. For impairment valuation purposes, the Company allocates the financing payment to its reporting units that utilize property that is subject to the Master Lease.

        Additionally, as a result of a new gaming license being awarded for the development of a new casino in Sioux City, Iowa to another applicant in April 2013 (see Note 14 for further details), the Company recorded a goodwill and other intangible asset impairment charge of $68.7 million and $3.1 million, respectively, for Argosy Casino Sioux City during the year ended December 31, 2013, as the Company determined that the fair value of its Sioux City reporting unit was less than its carrying amount based on the Company's analysis of the estimated future expected cash flows the Company anticipated receiving from the operations of the Sioux City facility. Furthermore, the remaining gaming license for Argosy Casino Sioux City of $20.9 million at time of the impairment was accounted for as a definite lived intangible asset and was amortized on a straight line basis through June 2014, the opening date of the new facility.

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

        The following table presents expected intangible asset amortization expense based on existing intangible assets at December 31, 2014 (in thousands):

2015	$—
2016	33
2017	66
2018	66
2019	66
Thereafter	231

Total	$462

        The Company's remaining goodwill and other intangible assets by reporting unit at December 31, 2014 is shown below (in thousands):

Reporting Unit	Goodwill	Other Intangible Assets
	(as restated)	(as restated)
Hollywood Casino St. Louis	$205,783	$58,418
Hollywood Casino Aurora	207,207	—
Argosy Casino Riverside	154,332	4,964
Zia Park Casino	142,359	—
Hollywood Gaming at Dayton Raceway	15,339	125,000
Hollywood Gaming at Mahoning Valley Race Course	—	125,000
Hollywood Casino at Penn National Race Course	1,497	67,607
Hollywood Casino Lawrenceburg	63,189	—
Hollywood Casino Tunica	44,042	—
Plainridge Park Casino	3,052	25,297
Boomtown Biloxi	22,365	—
Argosy Casino Alton	9,863	8,285
Hollywood Casino Joliet	—	3,724
Others	5,156	1,158

Total	$874,184	$419,453

11.   Investment in Corporate Securities

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

12.   Long-term Debt

        Long-term debt, net of current maturities, is as follows:

December 31,	2014	2013
	(Restated)	(Restated)
	(in thousands)
Senior secured credit facility	$807,500	$750,000
$300 million 5.875% senior unsecured notes due November 1, 2021	300,000	300,000
Other long-term obligations	135,000	—
Capital leases	25,137	26,953

	1,267,637	1,076,953
Less current maturities of long-term debt	(30,853)	(27,598)
Less discount on senior secured credit facility Term Loan B	(1,056)	(1,224)
Less debt issuance costs, net of accumulated amortization of $6.8 million and $0.9 million, respectively	(25,151)	(30,734)

	$1,210,577	$1,017,397

        The following is a schedule of future minimum repayments of long-term debt as of December 31, 2014 (in thousands):

2015	$30,853
2016	77,813
2017	66,002
2018	464,173
2019	17,351
Thereafter	611,445

Total minimum payments	$1,267,637

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

GLPI indebtedness

        Immediately before the Spin-Off on October 30, 2013, while GLPI was a wholly-owned subsidiary of the Company, GLPI raised $2.35 billion of debt financing, which was part of the net assets contributed to GLPI as part of the Spin-Off. See Note 3 for further discussion.

Other Long-Term Obligations

        Other long term obligations at December 31, 2014 of $135.0 million relates to the relocation fees for Hollywood Gaming at Dayton Raceway and Hollywood Gaming at Mahoning Valley Race Course. The relocation fee for each facility is payable as follows: $7.5 million upon the opening of the facility and eighteen semi-annual payments of $4.8 million beginning one year from the commencement of operations. This obligation was measured at its present value and is accreted to interest expense at an effective yield of 5.0%. The amount included in interest expense related to this obligation was $2.1 million for the year ended December 31, 2014.

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

Capital Leases

        Capital leases are primarily comprised of a ten year corporate airplane lease that expires in August 2016, which has a ten year renewal option. The lease obligation has been recorded at the lessor's initial cost of the plane and totaled $24.9 million at both December 31, 2014 and 2013, since the agreement has broad based default provisions that could result in potential damages equal to this amount. The lease obligation was classified as a capital lease based on the provisions of ASC 840 "Leases" which requires that the remedies for events of default under the provision described in this scenario be included in the minimum lease payment calculation for purposes of lease classification and that the probability of such an event of default will occur is not relevant to this determination.

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

        At December 31, 2014, the Company was in compliance with all required financial covenants. The Company has received a waiver through March 15, 2016, from its lenders under its senior secured credit facility to file its financial statements with the SEC through the quarter ended September 30, 2015. Additionally, starting on February 8, 2016, the Company is required to pay an additional 25 basis points annually under its $300 million senior unsecured notes until the Company becomes current with its SEC filings.

13.   Master Lease Financing Obligation (Restatement)

        The Company's lease obligation with GLPI that is described in Note 5 to the consolidated financial statements is accounted for as a financing obligation. The obligation was calculated at the inception of the transaction based on the future minimum lease payments discounted at 9.70%, which represents the estimated incremental borrowing rate over the lease term, including renewal options, that were reasonably assured of being exercised and the funded construction of certain leased real estate assets in development at the date of the Spin-Off. Total payments to GLPI under the Master Lease were $421.4 million and $69.5 million for the years ended December 31, 2014 and 2013, respectively, of which $379.2 million and $62.1 million, respectively, were recognized as interest expense. The interest expense recognized for the years ended December 31, 2014 and 2013 includes $40.9 million and $6.7 million, respectively from contingent payments associated with the monthly variable components for Hollywood Casino Columbus and Hollywood Casino Toledo.

        In April 2014, an amendment to the Master Lease was entered into in order to revise certain provisions relating to the Company's Sioux City property. In accordance with the amendment, upon the cessation of gaming operations at Argosy Casino Sioux City on July 30, 2014 due to the termination of its gaming license, the annual payment to GLPI was reduced by $6.2 million. Additionally, the Company finalized its calculation of rent coverage in accordance with the appropriate provisions of the Master Lease to determine if an annual base payment escalator is due. The calculation of the escalator resulted in an increase to the Company's annual payment of $3.2 million starting November 1, 2014. Both of these items were recognized through yield adjustments to our financing obligation which reduced interest expense.

        The future minimum payments related to the Master Lease financing obligation with GLPI, at December 31, 2014 are as follows (in thousands):

2015	$389,496
2016	389,496
2017	389,496
2018	378,716
2019	324,819
Thereafter	9,365,619

Total minimum payments	11,237,642
Less amounts representing interest at 9.70%	(8,013,880)
Plus residual values	387,751

Present value of future minimum payments	3,611,513
Less current portion of financing obligation	(46,884)

Long-term portion of financing obligation	$3,564,629

14.   Commitments and Contingencies

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

Operating Lease Commitments

        The Company is liable under numerous operating leases for various assets, including but not limited to automobiles, and other equipment. Total rental expense under these other lease agreements was $33.3 million, $36.4 million, and $37.4 million for the years ended December 31, 2014, 2013 and 2012, respectively.

        The future minimum lease commitments relating to the base lease rent portion of noncancelable operating leases at December 31, 2014 are as follows (in thousands):

Year ending December 31,	Total
(Restated)
2015	$3,910
2016	3,043
2017	2,583
2018	2,282
2019	1,529
Thereafter	15,831

Total	$29,178

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

15.   Income Taxes

        The following table summarizes the tax effects of temporary differences between the financial statement carrying value of assets and liabilities and their respective tax basis, which are recorded at the prevailing enacted tax rate that will be in effect when these differences are settled or realized. These temporary differences result in taxable or deductible amounts in future years. The Company assessed all available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of our existing deferred tax assets. In connection with the failed spin-off-leaseback, the Company's real property assets associated with the Master Lease and the Company's financing obligation totaled $2.00 billion and $3.52 billion, respectively, on November 1, 2013, which resulted in a substantial increase to our net deferred tax assets of $599.9 million. ASC 740 suggests that additional scrutiny should be given to deferred taxes of an entity with cumulative pre-tax losses during the three most recent years and is widely considered significant negative evidence that is objective and verifiable and therefore, difficult to overcome. During the year ended December 31, 2014 and 2013, we had or expected to have cumulative pre-tax losses and considered this factor in our analysis of deferred taxes. Additionally, the Company expects to remain in a three year cumulative loss position in the near future. As a result of these facts, the Company has recorded a valuation allowance against its net deferred tax assets, excluding assets that can be realized based on our ability to carry back losses to recoup taxes previously paid and excluding the reversal of deferred tax liabilities related to indefinite-lived intangible assets. The $696.1 million valuation allowance recorded at December 31, 2013 includes $599.9 million recorded in connection with the Spin-Off. The Company intends to continue to maintain a valuation allowance on its net deferred tax assets until there is sufficient objectively verifiable positive evidence to support the realization of all or some portion of these deferred tax assets.

        The components of the Company's deferred tax assets and liabilities are as follows:

Year ended December 31,	2014	2013
	(Restated)	(Restated)
	(in thousands)
Deferred tax assets:
Stock-based compensation expense	$44,458	$50,526
Accrued expenses	58,483	57,588
Intangibles	38,959	30,018
Master Lease financing obligation	1,394,575	1,375,952
Deferred tax assets resulting from unrecognized tax benefits	10,837	11,377
Net operating losses	11,895	7,392
Accumulated other comprehensive loss	590	1,844

Gross deferred tax assets	1,559,797	1,534,697
Less valuation allowance	(744,449)	(696,064)

Net deferred tax assets	815,348	838,633

Deferred tax liabilities:
Property, plant and equipment	(61,803)	(80,065)
Master Lease property	(787,580)	(782,527)
Investments in unconsolidated affiliates	(4,255)	(5,779)

Net deferred tax liabilities	(853,638)	(868,371)

Net:	$(38,290)	$(29,738)

Reflected on consolidated balance sheets:
Current deferred tax assets, net	$40,343	$41,414
Noncurrent deferred tax assets (liabilities), net	(78,633)	(71,152)

Net deferred taxes	$(38,290)	$(29,738)

        For income tax reporting, the Company has gross state net operating loss carry-forwards aggregating approximately $184.6 million available to reduce future state income taxes, primarily for the Commonwealth of Pennsylvania and the States of Missouri, New Mexico and Ohio as of December 31, 2014. The tax benefit associated with these net operating loss carry-forwards is approximately $9.6 million. Due to statutorily limited operating loss carry-forwards and income and loss projections in the applicable jurisdictions, a valuation allowance has been recorded to reflect the net operating losses which are not presently expected to be realized. If not used, substantially all the carry-forwards will expire at various dates from December 31, 2015 to December 31, 2034.

        Additionally, the Company has a valuation allowance in the amount of $2.4 million for federal capital losses that will expire if not used via the realization of capital gains by December 31, 2033.

        In addition, certain subsidiaries have accumulated gross state net operating loss carry-forwards aggregating approximately $917.0 million for which no benefit has been recorded as they are attributable to uncertain tax positions. The unrecognized tax benefits as of December 31, 2014 attributable to these net operating losses was approximately $55.4 million. Due to the uncertain tax position, these net operating losses are not included as components of deferred tax assets as of December 31, 2014. In the event of any benefit from realization of these net operating losses, $11.5 million would be treated as an increase to equity, and the remainder would be treated as a reduction of tax expense. If not used, substantially all the carry-forwards will expire at various dates from December 31, 2015 to December 31, 2034.

        The provision for income taxes charged to operations for the years ended December 31, 2014, 2013 and 2012 was as follows:

Year ended December 31,	2014	2013	2012
	(Restated)	(Restated)	(Restated)
	(in thousands)
Current tax expense (benefit)
Federal	$14,275	$96,273	$84,281
State	5,821	2,835	12,145
Foreign	7,515	4,708	(3,366)

Total current	27,611	103,816	93,060

Deferred tax (benefit) expense
Federal	2,357	(137,803)	44,225
State	551	407	164

Total deferred	2,908	(137,396)	44,389

Total income tax (benefit) provision	$30,519	$(33,580)	$137,449

        The following table reconciles the statutory federal income tax rate to the actual effective income tax rate for 2014, 2013 and 2012:

Year ended December 31,	2014	2013	2012
	(Restated)	(Restated)	(Restated)
Percent of pretax (loss) income
Federal taxes	35.0%	35.0%	35.0%
State and local income taxes	1.6%	1.5%	1.2%
Permanent differences	(20.9)%	(16.8)%	5.9%
Foreign	(2.2)%	(0.6)%	0.2%
Valuation allowance	(31.1)%	(14.0)%	0.0%
Other miscellaneous items	(2.3)%	0.3%	(0.1)%

	(19.9)%	5.4%	42.2%

Year ended December 31,	2014	2013	2012
	(Restated)	(Restated)	(Restated)
	(in thousands)
Amount based upon pretax (loss) income
Federal taxes	$(53,656)	$(219,232)	$113,759
State and local income taxes	(2,470)	(9,163)	3,918
Permanent differences	32,019	104,592	19,193
Foreign	3,337	3,685	886
Valuation allowance	47,703	92,242	—
Other miscellaneous items	3,586	(5,704)	(307)

	$30,519	$(33,580)	$137,449

        A reconciliation of the beginning and ending amount for the liability for unrecognized tax benefits is as follows:

Noncurrent tax liabilities (Restated)
(in thousands)
Balance at December 31, 2012	$20,393
Additions based on current year positions	2,026
Additions based on prior year positions	5,537
Decreases due to settlements and/or reduction in reserves	(4,570)
Currency translation adjustments	(1,822)

Balance at December 31, 2013	21,564
Additions based on current year positions	1,142
Additions based on prior year positions	4,038
Payments made on account	(12,132)
Decreases due to settlements and/or reduction in reserves	(5,097)
Currency translation adjustments	(2,480)

Balance at December 31, 2014	$7,035

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

        During the year ended December 31, 2014, the Company recorded $1.1 million of tax reserves and accrued interest related to current year uncertain tax positions. In regards to prior year tax positions, the Company recorded $4.0 million of tax reserves and accrued interest and reversed $4.8 million and $0.3 million of previously recorded tax reserves and accrued interest, respectively, for uncertain tax positions that have settled and/or closed. Overall, the Company recorded a net tax expense of $0.5 million in connection with its uncertain tax positions for the year ended December 31, 2014.

        Included in the liability for unrecognized tax benefits at December 31, 2014 and 2013 were $10.7 million and $22.4 million, respectively, of tax positions that, if reversed, would affect the effective tax rate.

        Included in the liability for unrecognized tax benefits at December 31, 2014 and 2013 were $2.5 million and $1.8 million of currency translation gains for foreign currency tax positions, respectively.

        During the years ended December 31, 2014 and 2013, the Company recognized approximately $1.1million and $0.9 million, respectively, of interest and penalties, net of deferred taxes. In addition, due to settlements and/or reductions in previously recorded liabilities, the Company had reductions in previously accrued interest and penalties of $0.2 million, net of deferred taxes. These accruals are included in noncurrent tax liabilities and prepaid expenses within the consolidated balance sheets at December 31, 2014 and 2013, respectively.

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

        At December 31, 2014 and 2013, prepaid expenses within the consolidated balance sheets included prepaid income taxes of $34.2 million and $29.8 million, respectively.

16.   Shareholders' Equity

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

        As part of the Spin-Off described further in Note 3, the Company entered into an agreement (the "Exchange Agreement") with FIF V PFD LLC, an affiliate of Fortress, providing for the exchange of shares of the Company's Series B Preferred Stock for shares of a new class of preferred stock, Series C Preferred Stock, in contemplation of the Spin-Off.

        The Exchange Agreement provided Fortress with the right to exchange its 9,750 shares of Series B Preferred Stock for fractional shares of Series C Preferred Stock at an exchange ratio that treated each such fractional share (and therefore each share of common stock into which such fractional share was convertible) as worth $67 per share, which was the "ceiling price" at which the shares of Series B Preferred Stock were redeemable by the Company at maturity. Any shares of Series B Preferred Stock that were not exchanged for shares of Series C Preferred Stock prior to the second business day before October 16, 2013, the record date established for the distribution of GLPI common stock in the Spin-Off, were automatically exchanged for shares of Series C Preferred Stock on such date. Subsequently, the Company had the right to purchase from Fortress, prior to the record date for the Spin-Off, a number of shares of Series C Preferred Stock, at a price of $67 per fractional share of Series C Preferred Stock, such that, immediately following the consummation of the Spin-Off, Fortress would not own more than 9.9% of GLPI's common stock.

        On October 11, 2013, the Company completed its exchange and repurchase transactions with Fortress and repurchased all of the 2,300 shares of Series B Preferred Stock held by Centerbridge at par and issued to the affiliate of Fortress 14,553 shares of non-voting Series C Preferred Stock in order to redeem all of the previously outstanding shares of Series B Preferred Stock. The Company then repurchased 5,929 shares of Series C Preferred Stock from Fortress. Additionally, in February 2013, the Company repurchased 225 shares of Series B Preferred Stock from WF Investment Holdings, LLC at a slight discount to par. In these transactions, the Company paid a total of $649.5 million, which was primarily funded by borrowings under the revolving credit facility, to the affiliates of Fortress, Centerbridge and WF Investment Holdings, LLC, As a result of these transactions, there are currently no outstanding shares of Series B Preferred Stock and Fortress holds 8,624 shares of Series C Preferred Stock.

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

        The following table below discloses the changes in each class of the Company's preferred stock for the year ended December 31, 2013 (restated). No changes in the Company's preferred stock occurred in the years ended December 31, 2014 and 2012.

	Series B Preferred Stock	Series C Preferred Stock
Shares outstanding at December 31, 2012	12,275	—
Repurchase of Series B Preferred Stock	(2,525)	—
Impact of exchange transaction	(9,750)	14,553
Repurchase of Series C Preferred Stock	—	(5,929)

Shares outstanding at December 31, 2013	—	8,624

Impact of Spin-Off

        See Note 3 for details of net assets contributed to GLPI in connection with the Spin-Off, which occurred on November 1, 2013, as well as the exchange transaction with Peter M. Carlino and the PMC Delaware Dynasty Trust.

17.   Stock-Based Compensation

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

        Stock-based compensation expenses for the years ended December 31, 2014, 2013 and 2012 totaled $10.7 million, $22.8 million and $28.6 million, respectively, and are included within the consolidated statements of operations under general and administrative expenses. The decrease for the year ended December 31, 2014, as compared to the corresponding period in the prior year, is primarily due to the fact that certain members of Penn's executive management team transferred their employment to GLPI following the Spin-Off as well as lower aggregate executive compensation following the Spin-Off.

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

        For the Company's SARs, the fair value of the SARs is calculated during each reporting period and estimated using the Black-Scholes option pricing model based on the various inputs discussed in Note 5. The Company's SARs, which vest over a period of four years, are accounted for as liability awards since they will be settled in cash. The Company has a liability, which is included in accrued salaries and wages within the consolidated balance sheets, associated with its SARs of $6.3 million and $11.4 million at December 31, 2014 and 2013, respectively.

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

18.   Segment Information

        The following tables present certain information with respect to the Company's segments. Intersegment revenues between the Company's segments were not material in any of the periods presented below. The income (loss) from operations by segment presented below does not include allocations for corporate overhead costs or expenses associated with utilizing property subject to the Master Lease.

Year ended December 31, 2014	East/Midwest	West	Southern Plains	Other(1)	Total
	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)
Income (loss) from operations	$332,869	$56,928	$46,395	$(179,004)	$257,188
Charge for stock compensation	—	—	—	10,666	10,666
Impairment losses	4,560	1,420	153,904	—	159,884
Insurance recoveries	—	—	(5,674)	—	(5,674)
Depreciation and amortization	101,891	7,411	58,598	98,842	266,742
Plainridge contingent purchase price	689	—	—	—	689
(Gain) loss on disposal of assets	(75)	211	624	(22)	738
Income (loss) from unconsolidated affiliates	—	—	10,720	(2,771)	7,949
Non-operating items for Kansas JV	—	—	11,809	—	11,809

Adjusted EBITDA	$439,934	$65,970	$276,376	$(72,289)	$709,991

Year ended December 31, 2013	East/Midwest	West	Southern Plains	Other(1)	Total
	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)
(Loss) income from operations	$(57,351)	$45,464	$(186,846)	$(225,135)	$(423,868)
Charge for stock compensation	—	—	—	22,809	22,809
Impairment losses	416,380	1,812	341,683	38,430	798,305
Insurance deductible charges, net of recoveries	—	—	108	—	108
Depreciation and amortization	142,442	11,883	108,201	40,878	303,404
Loss (gain) on disposal of assets	774	2,365	853	(310)	3,682
Income (loss) from unconsolidated affiliates	—	—	10,735	(1,078)	9,657
Non-operating items for Kansas JV	—	—	11,595	—	11,595
Adjusted EBITDA from discontinued operations	15,334	—	20,040	—	35,374

Adjusted EBITDA	$517,579	$61,524	$306,369	$(124,406)	$761,066

Year Ended December 31, 2012	East/Midwest	West	Southern Plains	Other(1)	Total
	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)
Income (loss) from operations	$374,485	$47,050	$165,039	$(189,118)	$397,456
Charge for stock compensation	—	—	—	28,609	28,609
Insurance recoveries, net of deductible charges	—	—	(7,229)	—	(7,229)
Depreciation and amortization	128,188	12,850	75,657	16,712	233,407
Loss (gain) on disposal of assets	(1,617)	(42)	115	(2)	(1,546)
Income (loss) from unconsolidated affiliates	—	—	5,210	(1,406)	3,804
Non-operating items for Kansas JV	—	—	9,891	—	9,891
Adjusted EBITDA from discontinued operations	16,890	—	40,724	—	57,614

Adjusted EBITDA	$517,946	$59,858	$289,407	$(145,205)	$722,006

	East/Midwest	West	Southern Plains	Other(1)	Total
	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)
	(in thousands)
Year ended December 31, 2014
Net revenues	$1,467,380	$241,410	$857,447	$24,290	$2,590,527
Capital expenditures	144,320	28,251	49,607	5,967	228,145
Year ended December 31, 2013
Net revenues	$1,575,053	$240,083	$930,762	$31,988	$2,777,886
Capital expenditures	105,354	9,802	76,319	5,125	196,600
Year ended December 31, 2012
Net revenues	$1,596,241	$252,182	$807,265	$33,134	$2,688,822
Capital expenditures	404,713	11,294	46,210	5,578	467,795
Balance sheet at December 31, 2014
Total assets	1,007,162	287,551	1,076,290	2,293,891	4,664,894
Investment in and advances to unconsolidated affiliates	94	—	115,469	63,988	179,551
Goodwill and other intangible assets, net	427,335	143,242	718,982	4,078	1,293,637
Balance sheet at December 31, 2013
Total assets	604,979	210,254	1,265,281	2,387,073	4,467,587
Investment in and advances to unconsolidated affiliates	79	—	127,749	65,503	193,331
Goodwill and other intangible assets, net	133,646	144,200	888,805	19,560	1,186,211

(1)
Includes depreciation expense associated with the real property assets under the Master Lease with GLPI. In addition, total assets include these assets. The interest expense associated with the financing obligation is reflected in the other category. Net revenues and income (loss) from unconsolidated affiliates relate to the Company's stand-alone racing operations, namely Rosecroft Raceway, Sanford Orlando Kennel Club and the Company's Texas and New Jersey joint ventures (see Note 8 to the consolidated financial statements) which do not have gaming operations. It also previously included the Company's Bullwhackers property, which was sold in July 2013.

        Management uses adjusted EBITDA as the primary measure of the operating performance of its segments, including the evaluation of operating personnel and is especially relevant in evaluating large, long lived casino projects because they provide a perspective on the current effects of operating decisions separated from the substantial non operational depreciation charges and financing costs of such projects. The Company defines adjusted EBITDA as earnings before interest, taxes, stock compensation, debt extinguishment charges, impairment charges, insurance recoveries and deductible charges, depreciation and amortization, changes in the estimated fair value of contingent purchase price to the previous owners of Plainridge Racecourse, gain or loss on disposal of assets, and other income or expenses. Adjusted EBITDA is also inclusive of results from discontinued operations, income or loss from unconsolidated affiliates, with our share of non-operating items (such as depreciation and amortization) added back for our joint venture in Kansas Entertainment. Adjusted EBITDA should not be construed as alternatives to operating income, as indicators of the Company's operating performance, as alternatives to cash flows from operating activities, as measures of liquidity, or as any other measures of performance determined in accordance with GAAP. The Company has significant uses of cash flows, including capital expenditures, interest payments, taxes and debt principal repayments, which are not reflected in adjusted EBITDA.

19.   Summarized Quarterly Data (Unaudited)

        The following table summarizes the quarterly results of operations for the years ended December 31, 2014 and 2013:

	Fiscal Quarter
	First	Second	Third	Fourth
	(Restated)	(Restated)	(Restated)	(Restated)
	(in thousands, except per share data)
2014
Net revenues	$641,080	$652,146	$645,940	$651,361
Income (loss) from operations	102,514	105,467	105,853	(56,646)
Net loss	580	(19,273)	(15,348)	(149,781)
Earnings (loss) per common share:
Basic earnings (loss) per common share	$0.01	$(0.25)	$(0.20)	$(1.90)
Diluted earnings (loss) per common share	$0.01	$(0.25)	$(0.20)	$(1.90)
2013
Net revenues	$755,597	$715,299	$674,802	$632,188
Income (loss) from operations	126,136	37,421	87,245	(674,670)
Net income (loss) from continuing operations	61,689	(17,247)	38,268	(675,507)
Net income (loss)	64,903	(12,548)	40,949	(674,556)
Basic earnings (loss) per common share from continuing operations	$0.64	$(0.22)	$0.40	$(8.66)
Basic earnings per common share from discontinued operations	$0.03	$0.06	$0.03	$0.01

Basic earnings per common share	$0.67	$(0.16)	$0.43	$(8.65)

Diluted earnings (loss) per common share from continuing operations	$0.60	$(0.22)	$0.37	$(8.66)
Diluted earnings per common share from discontinued operations	$0.03	$0.06	$0.03	$0.01

Diluted earnings per common share	$0.63	$(0.16)	$0.40	$(8.65)

        During the fourth quarter of 2014, the Company recorded goodwill and other intangible assets impairment charges of $155.3 million, as it determined that a portion of the value of its goodwill and other intangible assets was impaired due to the Company's outlook of continued challenging regional gaming conditions which persisted in 2014 at certain properties in its Southern Plains segment, as well as for the write-off of a trademark intangible asset in the West segment. During the second quarter of 2014, the Company recorded an impairment charge of $4.6 million to write-down certain idle assets to their estimated salvage value.

        During the first, second, third and fourth quarters of 2014, the Company incurred interest expense related to the Master Lease, which became effective November 1, 2013, of $93.1 million, $94.0 million, $94.6 million and $97.5 million, respectively.

        During the fourth quarter of 2013, the Company recorded impairment charges of $724.2 million, as it determined that a portion of the value of its goodwill and other intangible assets was impaired. In addition, in conjunction with the relocation of the Company's two racetracks in Ohio, the Company recorded an impairment charge of $2.2 million during the fourth quarter of 2013 for the parcels of land that the racetracks resided on, as the land was reclassified as held for sale. Additionally, during the second quarter of 2013, as a result of a new gaming license being awarded for the development of a new casino in Sioux City, Iowa to another applicant in April 2013, the Company recorded an impairment charge of $71.8 million for Argosy Casino Sioux City, as the Company determined that the fair value of its Sioux City reporting unit was less than its carrying amount based on the Company's analysis of the estimated future expected cash flows the Company anticipated receiving from the operations of the Sioux City facility.

        The Company incurred interest expense related to the Master Lease of $62.1 million during this time period.

        During the first, second, third and fourth quarters of 2013, the Company incurred transaction costs of $2.3 million, $3.5 million, $8.9 million and $24.8 million, respectively, associated with the Spin-Off.

        During the fourth quarter of 2013, the Company recorded a loss on the early extinguishment of debt of $61.7 million in connection with the repayments of its previous indebtedness.

        The following information reconciles the Company's previously reported financial information with as restated amounts for its summarized 2014 and 2013 quarterly reporting periods. Refer to Note 2 for further information regarding the restatement of previously reported information.

	Three Months Ended March 31, 2014
	As Previously Reported	Restatement Adjustments	Restated
	(in thousands, except per share data)
Net revenues	$641,080	$—	$641,080
Income from operations	18,051	84,463	102,514
Net income (loss)	4,537	(3,957)	580
Earnings (loss) per common share:
Basic earnings (loss) per common share	$0.05	$(0.04)	$0.01
Diluted earnings (loss) per common share	$0.05	$(0.04)	$0.01

	Three Months Ended June 30, 2014
	As Previously Reported	Restatement Adjustments	Restated
	(in thousands, except per share data)
Net revenues	$652,146	$—	$652,146
Income from operations	23,382	82,085	105,467
Net income (loss)	4,176	(23,449)	(19,273)
Earnings (loss) per common share:
Basic earnings (loss) per common share	$0.05	$(0.30)	$(0.25)
Diluted earnings (loss) per common share	$0.05	$(0.30)	$(0.25)

	Three Months Ended September 30, 2014
	As Previously Reported	Restatement Adjustments	Restated
	(in thousands, except per share data)
Net revenues	$645,940	$—	$645,940
Income from operations	22,831	83,022	105,853
Net income (loss)	8,499	(23,847)	(15,348)
Earnings (loss) per common share:
Basic earnings (loss) per common share	$0.10	$(0.30)	$(0.20)
Diluted earnings (loss) per common share	$0.10	$(0.30)	$(0.20)

	Three Months Ended December 31, 2014
	As Previously Reported	Restatement Adjustments	Restated
	(in thousands, except per share data)
Net revenues	$651,361	$—	$651,361
Loss from operations	(304,686)	248,040	(56,646)
Net (loss)	(250,407)	100,626	(149,781)
Earnings (loss) per common share:
Basic (loss) per common share	$(3.18)	$1.28	$(1.90)
Diluted (loss) per common share	$(3.18)	$1.28	$(1.90)

	Three Months Ended March 31, 2013
	As Previously Reported	Discontinued Operations	Restatement Adjustments	Restated
	(in thousands, except per share data)
Net revenues	$798,246	$(42,649)	$—	$755,597
Income from operations	133,315	(6,810)	(369)	126,136
Net income from continuing operations	65,271	(3,214)	(368)	61,689
Net income	65,271	—	(368)	64,903
Basic earnings per common share from continuing operations	$0.68	$(0.03)	$(0.01)	$0.64
Basic earnings per common share from discontinued operations	$—	$0.03	$—	$0.03

Basic earnings per common share	$0.68	$—	$(0.01)	$0.67

Diluted earnings per common share from continuing operations	$0.63	$(0.03)	$—	$0.60
Diluted earnings per common share from discontinued operations	$—	$0.03	$—	$0.03

Diluted earnings per common share	$0.63	$—	$—	$0.63

	Three Months Ended June 30, 2013
	As Previously Reported	Discontinued Operations	Restatement Adjustments	Restated
	(in thousands, except per share data)
Net revenues	$761,371	$(46,072)	$—	$715,299
Loss from operations	46,881	(9,090)	(370)	37,421
Net (loss) from continuing operations	(12,180)	(4,699)	(368)	(17,247)
Net (loss)	(12,180)	—	(368)	(12,548)
Basic loss per common share from continuing operations	$(0.16)	$(0.06)	$—	$(0.22)
Basic earnings per common share from discontinued operations	$—	$0.06	$—	$0.06

Basic loss per common share	$(0.16)	$—	$—	$(0.16)

Diluted loss per common share from continuing operations	$(0.16)	$(0.06)	$—	$(0.22)
Diluted earnings per common share from discontinued operations	$—	$0.06	$—	$0.06

Diluted loss per common share	$(0.16)	$—	$—	$(0.16)

	Three Months Ended September 30, 2013
	As Previously Reported	Discontinued Operations	Restatement Adjustments	Restated
	(in thousands, except per share data)
Net revenues	$714,435	$(39,633)	$—	$674,802
Income from operations	93,280	(5,665)	(370)	87,245
Net income from continuing operations	41,317	(2,681)	(368)	38,268
Net income	41,317	—	(368)	40,949
Basic earnings per common share from continuing operations	$0.43	$(0.03)	$—	$0.40
Basic earnings per common share from discontinued operations	$—	$0.03	$—	$0.03

Basic earnings per common share	$0.43	$—	$—	$0.43

Diluted earnings per common share from continuing operations	$0.40	$(0.03)	$—	$0.37
Diluted earnings per common share from discontinued operations	$—	$0.03	$—	$0.03

Diluted earnings per common share	$0.40	$—	$—	$0.40

	Three Months Ended December 31, 2013
	As Previously Reported	Discontinued Operations	Restatement Adjustments	Restated
	(in thousands, except per share data)
Net revenues	$644,702	$(12,514)	$—	$632,188
(Loss) from operations	(1,045,448)	(1,948)	372,726	(674,670)
Net (loss) from continuing operations	(888,747)	(951)	214,191	(675,507)
Net (loss)	(888,747)	—	214,191	(674,556)
Basic (loss) per common share from continuing operations	$(11.40)	$(0.01)	$2.75	$(8.66)
Basic earnings per common share from discontinued operations	$—	$0.01	$—	$0.01

Basic (loss) per common share	$(11.40)	$—	$2.75	$(8.65)

Diluted (loss) per common share from continuing operations	$(11.40)	$(0.01)	$2.75	$(8.66)
Diluted earnings per common share from discontinued operations	$—	$0.01	$—	$0.01

Diluted (loss) per common share	$(11.40)	$—	$2.75	$(8.65)

20.   Related Party Transactions

        The Company currently leases executive office and warehouse space for buildings in Wyomissing, Pennsylvania from affiliates of Mr. Carlino, its Chairman of the Board of Directors. Rent expense for the years ended December 31, 2014, 2013 and 2012 amounted to $1.1 million, $1.1 million, and $1.0 million, respectively. The leases for the office space all expire in May 2019, and the lease for the warehouse space is on a month-to-month basis. The future minimum lease commitments relating to these leases at December 31, 2014 are $5.2 million.

        In connection with the Spin-Off, the Company, Mr. Carlino and the PMC Delaware Dynasty Trust entered into a share transaction. See Note 3 to the consolidated financial statements for additional information regarding the share exchange transaction.

        Also in connection with the Spin-Off, as more particularly described in Notes 3 and 16 to the consolidated financial statements contained in Item 8 of this Form 10-K/A, on October 11, 2013, the Company completed its previously disclosed exchange and repurchase transactions with Fortress, which is an affiliate of Fortress Investment Group LLC, and Centerbridge. Wesley R. Edens, a member of our Board of Directors from 2008 until the Spin-Off, serves as Co-Chairman of Fortress Investment Group, LLC. In the transactions, on October 11, 2013, Penn (i) issued 14,553 shares of its Series C preferred stock to Fortress in exchange for all of the 9,750 shares of Penn's Series B preferred stock held by Fortress, (ii) repurchased 5,929 of its Series C preferred stock from Fortress for cash consideration of $397.2 million and (iii) repurchased all of the 2,300 shares of Penn's Series B preferred stock held by Centerbridge for cash consideration of $230.0 million.

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

  Long-term debt

        The fair value of the Company's Term Loan A and B components of its senior secured credit facility and senior unsecured notes is estimated based on quoted prices in active markets and as such is a Level 1 measurement. The fair value of the remainder of the Company's senior secured credit facility approximates its carrying value as it is revolving, variable rate debt and as such is a Level 2 measurement (No balances were outstanding on the revolving credit facility at December 31, 2013). The fair value of the Company's other long-term obligations related to the relocation fees for Hollywood Gaming at Dayton Raceway and Hollywood Gaming at Mahoning Valley Race Course approximates its carrying value as the discount rate of 5.0% approximates the market rate of similar debt instruments and as such is a Level 2 measurement.

  Other liabilities

        The fair value of the Company's contingent purchase price consideration related to its Plainridge Racecourse acquisition, which is classified in other non-current liabilities, is estimated based on a discounted cash flow model (See Note 7) and as such is a Level 3 measurement. At each reporting period, the Company assesses the fair value of this obligation and changes in its value are recorded in earnings. The amount included in general and administrative expenses related to the change in fair value of this obligation was $0.7 million for the year ended December 31, 2014.

        The carrying amounts and estimated fair values by input level of the Company's financial instruments during the years ended December 31, 2014 and 2013 are as follows (in thousands):

	December 31, 2014 (as restated)
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$208,673	$208,673	$208,673	$—	$—
Financial liabilities:
Long-term debt
Senior secured credit facility	785,683	799,556	714,556	85,000	—
Senior unsecured notes	295,610	276,000	276,000	—	—
Other long-term obligations	135,000	135,000	—	135,000	—
Other liabilities	19,189	19,189	—	—	19,189

	December 31, 2013 (as restated)
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$292,995	$292,995	$292,995	$—	$—
Financial liabilities:
Long-term debt
Senior secured credit facility	723,109	748,150	748,150	—	—
Senior unsecured notes	294,933	297,000	297,000	—	—

        The following tables set forth the assets measured at fair value on a non-recurring basis during the years ended December 31, 2014 and 2013 (in thousands):

	Balance Sheet Location	Level 1	Level 2	Level 3	Balance at December 31, 2014 Total (As restated)	Total Reduction in Fair Value Recorded during the year ended December 31, 2014, as restated
Assets:
Goodwill	Goodwill	$—	$—	$9,863	$9,863	$(80,821)
Intangible assets	Other intangible assets	—	—	66,703	66,703	(74,503)
Long-lived assets	Other assets	—	—	300	300	(4,560)

						$(159,884)

	Balance Sheet Location	Level 1	Level 2	Level 3	Balance at December 31, 2013 Total (As restated)	Total Reduction in Fair Value Recorded during the year ended December 31, 2013, as restated
Assets:
Goodwill	Goodwill	$—	$—	$205,547	$205,547	$(348,887)
Intangible assets	Other intangible assets	—	—	159,845	159,845	(447,218)
Long-lived assets	Other assets	—	6,452	—	6,452	(2,200)

						$(798,305)

Goodwill and intangible assets

        The valuation technique used to measure the fair value of goodwill and intangible assets was the income approach. See Note 5 for a description of the inputs and the information used to develop the inputs in calculating the fair value measurements of goodwill and indefinite-life intangible assets.

        For the year ended December 31, 2014, the Company recorded goodwill and other intangible assets impairment charges of $80.8 million and $74.5 million, respectively, based on fair values as of October 1, 2014, as it determined that a portion of the value of its goodwill and other intangible assets was impaired due to the Company's outlook of continued challenging regional gaming conditions at certain properties which persisted in 2014 in its Southern Plains segment, as well as for the write-off of a trademark intangible asset in the West segment.

        For the year ended December 31, 2013, the Company recorded goodwill and other intangible assets impairment charges of $249.3 million and $311.0 million, respectively, as of the valuation date of October 1, 2013 (the date of its annual impairment test) and $30.9 million and $133.1 million, respectively, as of November 1, 2013 (Spin-Off date) as it determined that a portion of the value of its goodwill and other intangible assets was impaired. Additionally, as a result of a new gaming license being awarded for the development of a new casino in Sioux City, Iowa to another applicant in April

2013 (see Note 14 for further details), the Company recorded a goodwill and other intangible asset impairment charge of $68.7 million and $3.1 million, respectively, for Argosy Casino Sioux City during the year ended December 31, 2013, as the Company determined that the fair value of its Sioux City reporting unit was less than its carrying amount based on the Company's analysis of the estimated future expected cash flows the Company anticipated receiving from the operations of the Sioux City facility.

Long-lived assets

        The valuation technique used to measure the fair value of long-lived assets was the market approach. See Note 5 for a description of the inputs and the information used to develop the inputs in calculating the fair value measurements of long-lived assets.

        During the second quarter of 2014, the Company recorded an impairment charge of $4.6 million to write-down certain idle assets to their estimated salvage value of $0.3 million.

        For the year ended December 31, 2013, in conjunction with the relocation of the Company's two racetracks in Ohio, the Company recorded a impairment charge of $2.2 million for the parcels of land that the racetracks resided on, as the land was reclassified as held for sale. The fair value of the land was based on the expected proceeds to be received by the Company upon completion of the sale.

22.   Insurance Recoveries and Deductibles

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

        The Company received $8.7 million in insurance proceeds related to the tornado at Hollywood Casino St. Louis, with $5.7 million received in 2014 and $3.0 million received in 2013. As the insurance recovery amount exceeded the net book value of assets believed to be damaged or destroyed and other costs incurred as a result of the tornado at Hollywood Casino St. Louis in 2013, the Company recorded a gain of $5.7 million during the year ended December 31, 2014. During the third quarter of 2014, the insurance claim for the tornado at Hollywood Casino St. Louis was settled and no further proceeds will be received.

        During the year ended December 31, 2013, the Company recorded a $2.5 million loss for the property damage insurance deductible, which was partially offset by a $2.4 million gain recorded for proceeds received that exceeded the net book value of assets believed to be damaged or destroyed and other costs incurred as a result of the tornado at Hollywood Casino St. Louis.

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

        The Company received $15.4 million in insurance proceeds related to the flood at Hollywood Casino Tunica, with $8.4 million received during the year ended December 31, 2012. As the insurance recovery amount exceeded the net book value of assets believed to be damaged and other costs incurred as a result of the flood in 2012, the Company recorded a gain of $7.2 million during the year ended December 31, 2012. During the second quarter of 2012, the insurance claim for the flood at Hollywood Casino Tunica was settled and as such no further proceeds will be received.

23.   Discontinued Operations (Restatement)

        On November 1, 2013, as part of the Spin-Off with GLPI, Penn contributed all the assets and liabilities of Hollywood Casino Baton Rouge and Hollywood Casino Perryville, which are referred to as the "TRS Properties." The results of operations of the TRS Properties are presented as discontinued operations in the Consolidated Statement of Operations.

        The results of our discontinued operations are summarized as follows:

	2013	2012
Major classes of line items constituting pretax income from discontinued operations
Revenue	140,868	210,643
Depreciation expense	11,892	14,090
Operating expenses	105,463	152,885
Other expense items that are not major	4,202	6,318

Pretax income of discontinued operations	19,311	37,350
Income tax provision	7,766	14,431

Income from discontinued operations, net of tax	11,545	22,919

        Cash flows provided by (used in) operating activities, investing activities and financing activities from discontinued operations were $11.1 million, $(3.2) million, and $(3.4) million for the year-ended December 31, 2013 compared to $8.7 million, $(4.8) million and $(6.5) million, respectively for the year-ended December 31, 2012.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9A.    CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

        Prior to the filing of the Original Filing, the Company's management, under the supervision and with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of the Company's disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of December 31, 2014, and concluded that the disclosure controls and procedures were effective at a reasonable assurance level as of December 31, 2014. Subsequent to this evaluation, as described below, management identified material weaknesses in our internal control over financial reporting. As a result of these material weaknesses, our principal executive officer and principal financial officer concluded that as of December 31, 2014 the Company's disclosure controls and procedures were not effective to ensure that information required to be disclosed by the Company in reports we file or submit under the Exchange Act is (i) recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the United States Securities and Exchange Commission's rules and forms and (ii) accumulated and communicated to the Company's management, including the Company's principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well-designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Management's Report on Internal Control Over Financial Reporting

        The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)). Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        Prior to the filing of the Original Filing, our management assessed the effectiveness of our internal control over financial reporting, and concluded that it was effective as of December 31, 2014. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control—Integrated Framework (2013 framework). Subsequent to this evaluation, as described below, management identified material weaknesses in our internal control over financial reporting.

        We did not maintain effective controls and procedures over the evaluation and accounting of certain complex and non-routine transactions including lease transactions. Specifically, we did not maintain a sufficient complement of personnel, including third party consultants, with an appropriate level of knowledge and experience to challenge our application of GAAP commensurate with the nature and complexity of certain of our transactions, to prevent or detect and correct material misstatements in a timely manner.

        In addition, we did not maintain effective controls and procedures over the calculation of impairment charges for goodwill and indefinite-lived intangible assets. Specifically, our review controls were not designed with a sufficient level of precision and executed by personnel, with an appropriate level of experience to detect material errors in the methodologies used and in the calculation of the impairment charges that were recognized in our consolidated financial statements.

        As disclosed in Note 2 to the consolidated financial statements included within this annual report, these material weaknesses resulted in material misstatements in our previously issued consolidated financial statements as of and for the years ended December 31, 2014 and 2013.

        As a result of these material weaknesses in the Company's internal control over financial reporting, management has concluded that, as of December 31, 2014, the Company's internal control over financial reporting was not effective based on the criteria set forth in the 2013 Framework.

        Ernst & Young LLP, the Company's independent registered public accounting firm, has reissued an audit report on the effectiveness of the Company's internal control over financial reporting as of December 31, 2014, which is included on page 123of this Annual Report on Form 10-K/A.

Management's Plans for Remediation

        Management became aware of these material weaknesses in internal control over financial reporting and took immediate actions to remediate the material weaknesses.

        The Company has initiated a compensating control over the proper application of GAAP to complex and non-routine transactions, which includes the involvement of a third party consultant with relevant knowledge and experience to assist the Company with the evaluation of the accounting for highly technical accounting matters. The Company currently expects to have this material weakness remediated no later than December 31, 2016, once we have obtained sufficient evidence that the newly designed and implemented controls are operating effectively.

        With respect to the material weakness over the accounting for goodwill and indefinite-lived intangible impairment measurement, the Company has designed and implemented additional controls during 2015. This includes the involvement of a third party consultant to provide the Company with the appropriate level of expertise to assist in the review of the assessment at a sufficient level of precision. The Company currently expects to have this material weakness remediated no later than December 31, 2016, once we have obtained sufficient evidence that the newly designed and implemented controls are operating effectively.

Changes in Internal Control Over Financial Reporting

        Except as noted in the preceding paragraphs, there have been no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the quarter ended December 31, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

        In our report dated February 27, 2015, we expressed an unqualified opinion that Penn National Gaming, Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the COSO criteria. Management has subsequently determined that deficiencies in controls related to the Company's evaluation and accounting of certain complex and non-routine transactions, including lease transactions as well as controls over the calculation of impairment charges for goodwill and indefinite-lived intangible assets and has further concluded that such deficiencies represented material weaknesses as of December 31, 2014. As a result, management has revised its assessment, as presented in the accompanying Management's Report on Internal Control Over Financial Reporting; to conclude that Penn National Gaming Inc. and Subsidiaries' internal control over financial reporting was not effective as of December 31, 2014. Accordingly, our present opinion on the effectiveness of Penn National Gaming Inc. and Subsidiaries' internal control over financial reporting as of December 31, 2014, as expressed herein, is different from that expressed in our previous report.

        A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and included in management's assessment. Management has identified a material weakness in controls related to the Company's evaluation and accounting of certain complex and non-routine transactions, including lease transactions. Management has also identified a material weakness in controls over the calculation of impairment charges for goodwill and indefinite-lived intangible assets. We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Penn National Gaming, Inc. and Subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive (loss) income, changes in shareholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 2014. These material weaknesses were considered in determining the nature, timing and extent of audit tests applied in our audit of the 2014 consolidated financial statements, and this report does not affect our report dated February 27, 2015, except for the error corrections discussed in Note 2, 13, and 23 as to which the date is March 7, 2016, which expressed an unqualified opinion on those financial statements.

        In our opinion, because of the effect of the material weakness described above on the achievement of the objectives on the control criteria, Penn National Gaming, Inc. and Subsidiaries has not maintained effective internal control over financial reporting as of December 31, 2014, based on the COSO criteria.

/s/ ERNST & YOUNG LLP Philadelphia, Pennsylvania February 27, 2015, Except for the effect of the material weaknesses described in the sixth paragraph above, as to which the date is March 7, 2016

ITEM 9B.    OTHER INFORMATION

        None

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        The information required by this item concerning directors is hereby incorporated by reference to the Company's definitive proxy statement for its 2015 Annual Meeting of Shareholders (the "2015 Proxy Statement"), to be filed with the U.S. Securities and Exchange Commission within 120 days after December 31, 2014, pursuant to Regulation 14A under the Securities Act. Information required by this item concerning executive officers is included in Part I of this Annual Report on Form 10 K/A.

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

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

        On October 30, 2013, Penn and GLPI entered into an Exchange Agreement (the "Carlino Exchange Agreement") with Peter M. Carlino, who until the Spin-Off was Penn's Chairman and Chief Executive Officer and remains Penn's Chairman of the Board of Directors, and the Commonwealth Trust Company, Trustee of the PMC Delaware Dynasty Trust dated September 25, 2013, a trust for the benefit of Mr. Carlino's children (the "Trust Stockholder"). The purpose of the transactions contemplated by the Carlino Exchange Agreement was to ensure that each member of the Carlino family beneficially owns 9.9% or less of the outstanding shares of Penn common stock for certain federal tax purposes following the spin-off, so that GLPI could qualify to be taxed as a real estate investment trust for U.S. federal income tax purposes. Pursuant to the Carlino Exchange Agreement, Mr. Carlino and the Trust Stockholder exchanged shares of Penn common stock held by them for .407 shares of GLPI common stock on October 31, 2013, the business day prior to the date that shares of GLPI common stock were distributed to Penn's shareholders in the Spin-Off. Based on the closing prices of GLPI common stock and Penn common stock on October 30, 2013, the value of GLPI common stock received by Mr. Carlino and the Trust Stockholder exceeded the value of Penn common stock exchanged by Mr. Carlino and the Trust Stockholder by approximately $10.7 million. Additionally, pursuant to the Carlino Exchange Agreement, Mr. Carlino also exchanged certain options to acquire Penn common stock for options to acquire GLPI common stock having the same aggregate intrinsic value.

        Also in connection with the Spin-Off, the Company entered into an exchange agreement (the "Fortress Exchange Agreement") with FIF V PFD LLC ("Fortress"), which is an affiliate of Fortress Investment Group LLC, and certain affiliates of Centerbridge Capital Partners, L.P. Wesley R. Edens, a member of our Board of Directors from 2008 until the Spin-Off, serves as Co-Chairman of Fortress Investment Group LLC. The Fortress Exchange Agreement provided for the exchange of shares of the Company's Series B preferred stock for shares of a new class of preferred stock, Series C preferred stock. On October 11, 2013, pursuant to the Fortress Exchange Agreement, Penn (i) issued 14,553 shares of its Series C preferred stock to Fortress in exchange for all of the 9,750 shares of Penn's Series B preferred stock held by Fortress, (ii) repurchased 5,929 of its Series C preferred stock from

Fortress for cash consideration of $397.2 million and (iii) repurchased all of the 2,300 shares of Penn's Series B preferred stock held by Centerbridge for cash consideration of $230.0 million.

        Additional information required by this item is hereby incorporated by reference to the 2015 Proxy Statement.

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
3. Exhibits, Including Those Incorporated by Reference.
The exhibits to this Report are listed on the accompanying index to exhibits and are incorporated herein by reference or are filed as part of this annual report on Form 10-K/A.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PENN NATIONAL GAMING, INC.
By:	/s/ TIMOTHY J. WILMOTT Timothy J. Wilmott Chief Executive Officer and President

Dated: March 7, 2016

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ TIMOTHY J. WILMOTT Timothy J. Wilmott	Chief Executive Officer, President and Director (Principal Executive Officer)	March 7, 2016
/s/ SAUL V. REIBSTEIN Saul V. Reibstein	Senior Vice President Finance and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 7, 2016
/s/ PETER M. CARLINO Peter M. Carlino	Chairman of the Board	March 7, 2016
/s/ DAVID A. HANDLER David A. Handler	Director	March 7, 2016
/s/ JOHN M. JACQUEMIN John M. Jacquemin	Director	March 7, 2016
/s/ HAROLD CRAMER Harold Cramer	Director	March 7, 2016
/s/ RONALD J. NAPLES Ronald J. Naples	Director	March 7, 2016
/s/ BARBARA Z. SHATTUCK KOHN Barbara Z. Shattuck Kohn	Director	March 7, 2016
/s/ JANE SCACCETTI Jane Scaccetti	Director	March 7, 2016

EXHIBIT INDEX

Exhibit	Description of Exhibit
3.1(a)	Amended and Restated Articles of Incorporation of Penn National Gaming, Inc., filed with the Pennsylvania Department of State on October 15, 1996. (Incorporated by reference to Exhibit 3.1 to the Company's registration statement on Form S-3, File No. 333-63780, dated June 25, 2001).
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
10.11#
Employment Agreement dated December 17, 2013 by and between Penn National Gaming, Inc. and William J. Fair. (Incorporated by reference to Exhibit 10.11 to the Company's annual report on Form 10-K filed on February 27, 2015.)
10.12#
Executive Agreement dated June 13, 2014, by and between Penn National Gaming, Inc. and Carl Sottosanti. (Incorporated by reference to Exhibit 10.12 to the Company's annual report on Form 10-K filed on February 27, 2015.)

Exhibit	Description of Exhibit
10.13#	Executive Agreement dated June 17, 2014 between Penn National Gaming, Inc. and John V. Finamore. (Incorporated by reference to Exhibit 10.13 to the Company's annual report on Form 10-K filed on February 27, 2015.)
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

Exhibit	Description of Exhibit
10.32	Agreement dated April 7, 2006 by and between PNGI Charles Town Gaming Limited Liability Company and the West Virginia Union of Mutuel Clerks, Local 553, Service Employees International Union, AFL—CIO. (Incorporated by reference to exhibit 10.1 to the Company's current report on Form 8-K, filed on April 24, 2006).
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
21.1	Subsidiaries of the Registrant. (Incorporated by reference to Exhibit 21.1 to the Company's annual report on Form 10-K filed on February 27, 2015.)
23.1*	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.
31.1*	CEO Certification pursuant to rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.
31.2*	CFO Certification pursuant to rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.
32.1*	CEO Certification pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.
32.2*	CFO Certification pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.
99.1	Description of Governmental Regulation. (Incorporated by reference to Exhibit 99.1 to the Company's annual report on Form 10-K filed on February 27, 2015.)
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