Form 10-Q/A
period 2015-03-31
PENN NATIONAL GAMING INC
filed 2016-03-08
CIK 921738

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

(Amendment No.1)

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

EXPLANATORY NOTE

In this Quarterly Report on Form 10-Q/A (“Form 10-Q/A”), the terms “we”, “our”, the “Company” and “Penn” refer to Penn National Gaming, Inc. and its subsidiaries, unless the context indicates otherwise.

As previously disclosed in the Company’s Current Report on Form 8-K filed with the SEC on October 22, 2015, the Company is restating its unaudited financial statements for the interim periods ended March 31, 2015 and 2014.

The Company originally concluded that its Master Lease agreement (the “Master Lease”) with Gaming and Leisure Properties, Inc. (“GLPI”) should be accounted for as an operating lease under Generally Accepted Accounting Principles.  This accounting treatment was applied in the Company’s financial statements for the years ended December 31, 2014 and 2013, respectively, which were accompanied by unqualified opinions of Ernst & Young, LLP (“EY”), the Company’s independent registered public accounting firm.  Upon the Company’s recent reconsideration of that accounting treatment, the Company re-examined this accounting and the relevant accounting literature.  The restatement primarily results from the Company’s accounting for its November 1, 2013 spin-off of real estate assets to GLPI and entrance into the Master Lease, which was previously recognized as a sale-leaseback. As explained in Note 2 to the condensed consolidated financial statements included within this report, the Company did not meet all of the requirements for sale-leaseback accounting under Accounting Standards Codification (“ASC”) 840, “Leases”, and therefore the transaction should be accounted for as a failed spin-off-leaseback which resulted in the transaction being recorded as a financing obligation rather than a distribution of assets followed by an operating lease.  As a result, the Company is precluded from derecognizing the real estate assets and is instead required to recognize a financing obligation.  The restated condensed consolidated balance sheets therefore include an adjustment to property and equipment, net for the carrying value of the real property leased from GLPI of $2.02 billion and $2.04 billion at March 31, 2015 and December 31, 2014, respectively, and additional liabilities of $3.60 billion and $3.61 billion at March 31, 2015 and December 31, 2014, respectively, representing the present value of the future minimum lease payments due to GLPI under the Master Lease and the funded construction of certain leased real estate assets in development at the date of the spin-off.  Consequently, the restated condensed consolidated statements of operations no longer report rent expense for the obligations under the Master Lease, but rather include interest expense associated with the financing obligation and depreciation expense related to the real estate assets, along with the periodic reduction of the financing obligation reflected in the condensed consolidated balance sheets. The lease payment amounts previously recorded as rent expense were $108.8 million and $104.3 million for the three months ended March 31, 2015 and 2014, respectively. The increases to interest expense and depreciation expense as a result of this restatement are $96.0 million and $22.7 million, respectively, for the three months ended March 31, 2015, and $93.1 million and $22.3 million, respectively, for the three months ended March 31, 2014.

Additionally, this change in accounting treatment resulted in adjustments to the carrying amounts of the Company’s reporting units as well as differences in the allocation of the Company’s GLPI financing obligation to the impacted reporting units, which changed each reporting unit’s fair value.  This resulted in a net decrease to the Company’s previously recognized impairment charges related to goodwill and indefinite-lived gaming licenses for the year ended December 31, 2014.  The Company has also included in the restated condensed consolidated financial statements corrections of additional errors related to the accounting classification for payments made to relocate certain gaming operations in Ohio which opened in 2014, classification of an operating lease to a capital lease which resulted in an increase of $6.5 million and $7.0 million at March 31, 2015 and December 31, 2014 to net property and equipment and an increase to long term debt of $24.9 million at both March 31, 2015 and December 31, 2014, as well as certain other miscellaneous items described in Note 2 to the condensed consolidated financial statements included in this report.  Finally, the Company concluded that as a result of the failed spin-off-leaseback accounting treatment which resulted in a significant increase to our net deferred tax assets, a valuation allowance should be recorded on our net deferred tax assets given the significant negative evidence associated with being in a three year cumulative pre-tax loss position and the insufficient objectively verifiable positive evidence to support the realization of the Company’s deferred tax assets.

This Amendment No. 1 on Form 10-Q/A (“Form 10-Q/A”) to our Quarterly Report on Form 10-Q for the three months ended March 31, 2015, initially filed with the Securities and Exchange Commission (the “SEC”) on May 6, 2015 (the “Original Filing”), is being filed to reflect the restatement of (i) the Company’s condensed consolidated balance sheets at March 31, 2015 and December 31, 2014 and (ii) the Company’s condensed consolidated statements of income, comprehensive income, stockholders’ equity (deficit) and cash flows for the three months ended March 31, 2015 and 2014, and the notes related thereto. For a more detailed description of these restatements see Note 2 to the accompanying condensed consolidated financial statements in this Form 10-Q/A.

Notably, the adjustments in the Restatement did not have a significant impact on the Company’s leverage ratios under its senior credit facility and other debt instruments (as the terms of those obligations require the Master Lease to be treated as an operating lease regardless of the treatment required under GAAP) had no, and will have no future impact on the following indicators of the Company’s performance:

•              the Company’s cash position;

•                          the Company’s revenues from continuing operations; or

•              the Company’s rental payments or other obligations under the Master Lease.

For the convenience of the reader, this Form 10-Q/A sets forth the Original Filing in its entirety. However, this Form 10-Q/A only amends and restates Items 1, 2, and 4 of Part I of the Original Filing, in each case, as a result of, and to reflect the restatement. No other information in the Original Filing is amended. In addition, pursuant to the rules of the SEC, Item 6 of Part II of the Original Filing has been amended to contain the currently-dated certifications from our Chief Executive Officer and Chief Financial Officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. The certifications of our Chief Executive Officer and Chief Financial Officer are attached to this Form 10-Q/A as Exhibits 31.1, 32.1, 31.2 and 32.2, respectively. For a more detailed description of these restatements see Note 2 to the accompanying consolidated financial statements in this Form 10-Q/A.

This document contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  These statements can be identified by the use of forward-looking terminology such as “believes,” “estimates,” “expects,” “intends,” “may,” “will,” “should” or “anticipates” or the negative or other variation of these or similar words, or by discussions of future events, strategies, or risks and uncertainties.  Actual results may vary materially from expectations.  Although Penn National Gaming, Inc. (“Penn”) and its subsidiaries (together with Penn, collectively, the “Company”) believe that our expectations are based on reasonable assumptions within the bounds of our knowledge of our business, there can be no assurance that actual results will not differ materially from our expectations.  Meaningful factors that could cause actual results to differ from expectations include, but are not limited to, risks related to the following: our ability to obtain timely regulatory approvals required to own, develop and/or operate our facilities, or other delays or impediments to completing our planned acquisitions or projects; our ability to secure federal, state and local permits and approvals necessary for our construction projects; construction factors, including delays, unexpected remediation costs, local opposition, organized labor, and increased cost of labor and materials; our ability to maintain agreements with our horsemen, pari-mutuel clerks and other organized labor groups; the passage of state, federal or local legislation (including referenda) that would expand, restrict, further tax, prevent or negatively impact operations in or adjacent to the jurisdictions in which we do or seek to do business (such as a smoking ban at any of our facilities); the effects of local and national economic, credit, capital market, housing, and energy conditions on the economy in general and on the gaming and lodging industries in particular; the activities of our competitors and the rapid emergence of new competitors (traditional, internet and sweepstakes based and taverns); increases in the effective rate of taxation at any of our properties or at the corporate level; our ability to identify attractive acquisition and development opportunities (especially in new business lines) and to agree to terms with, and maintain good relationships with partners/municipalities for such transactions; the costs and risks involved in the pursuit of such opportunities and our ability to complete the acquisition or development of, and achieve the expected returns from, such opportunities; our expectations for the continued availability and cost of capital; the outcome of pending legal proceedings, including the ongoing appeal by the Ohio Roundtable addressing the legality of video lottery terminals in Ohio and litigation surrounding our withdrawal from a gaming project in Western Pennsylvania; changes in accounting standards; the impact of weather; the remediation of any material weaknesses and the costs to strengthen its internal control structure, potential investigations, litigation, or other proceedings by governmental authorities, stockholders or other parties, and risks related to the impact of the restatement on the Company’s reputation, development projects, joint ventures and other commercial contracts; the ability of the Company to generate sufficient future taxable income to realize its deferred tax assets; with respect to the proposed Jamul project near San Diego, California, particular risks associated with financing a project of this type, sovereign immunity, local opposition (including several pending lawsuits), and building a complex project on a relatively small parcel; with respect to our Massachusetts project, the ultimate location of the other gaming facilities in the state; with respect to our pending acquisition of Tropicana Las Vegas, risks relating to required regulatory approvals and other conditions to closing, higher leverage, the successful integration of the acquisition, our ability to successfully leverage our player database, market conditions affecting the Las Vegas Strip, ongoing litigation, labor relations, future capital expenditures, the risks associated with construction projects (such as delays and unexpected costs including but not limited to remediation of known and unknown asbestos or other environmental conditions) and the availability and cost of capital; and other factors as discussed in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2014, and Current Reports on Form 8-K as filed with the United States Securities and Exchange Commission.  The Company does not intend to update publicly any forward-looking statements except as required by law.

PENN NATIONAL GAMING, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Penn National Gaming, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets (As Restated, See Note 2)

(in thousands, except share and per share data)

	March 31,	December 31,
	2015	2014
	(Restated)	(Restated)
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$237,729	$208,673
Receivables, net of allowance for doubtful accounts of $2,093 and $2,004 at March 31, 2015 and December 31, 2014, respectively	40,918	41,618
Prepaid expenses	86,420	70,785
Deferred income taxes	33,907	40,343
Other current assets	10,913	11,189
Total current assets	409,887	372,608
Property and equipment, net	2,682,661	2,669,732
Other assets
Investment in and advances to unconsolidated affiliates	175,574	179,551
Goodwill	874,184	874,184
Other intangible assets, net	418,105	419,453
Advances to the Jamul Tribe	86,443	62,048
Other assets	77,631	87,318
Total other assets	1,631,937	1,622,554
Total assets	$4,724,485	$4,664,894

Liabilities
Current liabilities
Current portion of financing obligation to GLPI	$47,057	$46,884
Current maturities of long-term debt	40,890	30,853
Accounts payable	66,587	43,136
Accrued expenses	137,739	133,092
Accrued interest	11,427	5,163
Accrued salaries and wages	69,671	84,034
Gaming, pari-mutuel, property, and other taxes	55,726	51,972
Insurance financing	10,251	13,680
Other current liabilities	64,771	75,773
Total current liabilities	504,119	484,587

Long-term liabilities
Long-term financing obligation to GLPI, net of current portion	3,551,981	3,564,629
Long-term debt, net of current maturities and debt issuance costs	1,240,459	1,210,577
Deferred income taxes	90,336	78,633
Noncurrent tax liabilities	7,108	7,035
Other noncurrent liabilities	27,110	27,447
Total long-term liabilities	4,916,994	4,888,321

Shareholders’ equity (deficit)
Series C Preferred stock ($.01 par value, 18,500 shares authorized, 8,624 shares issued and outstanding at March 31, 2015 and December 31, 2014)	—	—
Common stock ($.01 par value, 200,000,000 shares authorized, 81,873,026 and 81,329,210 shares issued and 79,705,633 and 79,161,817 shares outstanding, at March 31, 2015 and December 31, 2014, respectively)	818	813
Treasury stock, at cost (2,167,393 shares held at March 31, 2015 and December 31, 2014)	(28,414)	(28,414)
Additional paid-in capital	967,374	956,146
Retained deficit	(1,633,408)	(1,635,277)
Accumulated other comprehensive loss	(2,998)	(1,282)
Total shareholders’ equity (deficit)	(696,628)	(708,014)
Total liabilities and shareholders’ equity (deficit)	$4,724,485	$4,664,894

See accompanying notes to the condensed consolidated financial statements.

Penn National Gaming, Inc. and Subsidiaries

Condensed Consolidated Statements of Income (As Restated, See Note 2)

(in thousands, except per share data)

(unaudited)

	Three Months Ended March 31,
	2015	2014
	(Restated)	(Restated)

Revenues
Gaming	$591,336	$570,683
Food, beverage and other	108,763	104,870
Management service fee	1,927	2,458
Revenues	702,026	678,011
Less promotional allowances	(37,888)	(36,931)
Net revenues	664,138	641,080

Operating expenses
Gaming	294,895	283,268
Food, beverage and other	77,929	77,538
General and administrative	116,256	107,575
Depreciation and amortization	63,369	70,185
Total operating expenses	552,449	538,566
Income from operations	111,689	102,514

Other income (expenses)
Interest expense	(108,346)	(104,514)
Interest income	1,870	467
Income from unconsolidated affiliates	3,982	2,483
Other	3,089	1,631
Total other expenses	(99,405)	(99,933)

Income from operations before income taxes	12,284	2,581
Income tax provision	10,415	2,001
Net income	$1,869	$580

Earnings per common share:
Basic earnings per common share	$0.02	$0.01
Diluted earnings per common share	$0.02	$0.01

See accompanying notes to the condensed consolidated financial statements.

Penn National Gaming, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income (Loss) (As Restated, see Note 2)

(in thousands) (unaudited)

	Three Months Ended March 31,
	2015	2014
	(Restated)	(Restated)

Net income	$1,869	$580
Other comprehensive loss, net of tax:
Foreign currency translation adjustment during the period	(1,716)	(700)
Other comprehensive loss	(1,716)	(700)
Comprehensive income (loss)	$153	$(120)

See accompanying notes to the condensed consolidated financial statements.

Penn National Gaming, Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Shareholders’ Equity (Deficit) (As Restated, see Note 2)
(in thousands, except share data) (unaudited)

	Preferred Stock		Common Stock		Treasury	Additional Paid-In	Retained	Accumulated Other Comprehensive	Total Shareholders’
	Shares	Amount	Shares	Amount	Stock	Capital	Deficit	Loss	Equity (Deficit)
Balance, December 31, 2013 (as restated)	8,624	$—	77,788,393	$799	$(28,414)	$925,335	$(1,448,955)	$383	$(550,852)
Share-based compensation arrangements, net of tax benefits of $7,752	—	—	766,722	8	—	15,907	—	—	15,915
Foreign currency translation adjustment	—	—	—	—	—	—	—	(700)	(700)
Net income (as restated)	—	—	—	—	—	—	580	—	580
Balance, March 31, 2014 (as restated)	8,624	$—	78,555,115	$807	$(28,414)	$941,242	$(1,448,375)	$(317)	$(535,057)

Balance, December 31, 2014 (as restated)	8,624	$—	79,161,817	$813	$(28,414)	$956,146	$(1,635,277)	$(1,282)	$(708,014)
Share-based compensation arrangements, net of tax benefits of $6,379	—	—	543,816	5	—	11,228	—	—	11,233
Foreign currency translation adjustment	—	—	—	—	—	—	—	(1,716)	(1,716)
Net income (as restated)	—	—	—	—	—	—	1,869	—	1,869
Balance, March 31, 2015 (as restated)	8,624	$—	79,705,633	$818	$(28,414)	$967,374	$(1,633,408)	$(2,998)	$(696,628)

See accompanying notes to the condensed consolidated financial statements.

Penn National Gaming, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (As Restated, See Note 2)
(in thousands) (unaudited)

Three Months Ended March 31,	2015	2014
	(Restated)	(Restated)
Operating activities
Net income	$1,869	$580
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	63,369	70,185
Amortization of items charged to interest expense	1,505	1,507
Accretion of settlement value on other noncurrent liabilities	351	—
Loss (gain) on sale of fixed assets	153	(49)
Income from unconsolidated affiliates	(3,982)	(2,483)
Distributions of earnings from unconsolidated affiliates	8,000	5,500
Deferred income taxes	18,648	288
Charge for stock-based compensation	2,084	2,579
Decrease (increase),
Accounts receivable	727	(599)
Prepaid expenses and other current assets	(2,742)	(13,104)
Other assets	6,400	7,087
Increase (decrease),
Accounts payable	2,887	2,186
Accrued expenses	4,931	(14,266)
Accrued interest	6,264	2,484
Accrued salaries and wages	(14,363)	(15,630)
Gaming, pari-mutuel, property and other taxes	3,754	2,741
Income taxes	(11,738)	(7,582)
Other current and noncurrent liabilities	(11,690)	807
Other noncurrent tax liabilities	1,609	1,205
Net cash provided by operating activities	78,036	43,436
Investing activities
Capital project expenditures, net of reimbursements	(36,929)	(12,957)
Capital maintenance expenditures	(11,860)	(24,084)
Advances to the Jamul Tribe	(16,341)	(8,573)
Proceeds from sale of property and equipment	146	129
Investment in joint ventures	(328)	—
Decrease in cash in escrow	—	18,000
Acquisition of gaming license	—	(25,586)
Net cash used in investing activities	(65,312)	(53,071)
Financing activities
Proceeds from exercise of options	2,743	5,581
Principal payments on financing obligation with GLPI	(12,475)	(11,255)
Proceeds from issuance of long-term debt, net of issuance costs	45,000	(327)
Principal payments on long-term debt	(21,886)	(6,898)
Proceeds from insurance financing	885	14,335
Payments on insurance financing	(4,314)	(4,853)
Tax benefit from stock options exercised	6,379	7,752
Net cash provided by financing activities	16,332	4,335
Net increase (decrease) in cash and cash equivalents	29,056	(5,300)
Cash and cash equivalents at beginning of year	208,673	292,995
Cash and cash equivalents at end of period	$237,729	$287,695

Supplemental disclosure
Interest expense paid, net of amounts capitalized	$100,179	$99,325
Income taxes paid	$226	$352

Non-cash transactions:  In January 2015, a repayment obligation for a hotel and event center near Hollywood Casino Lawrenceburg was assumed by a subsidiary of the Company, which was financed through a loan with the City of Lawrenceburg Department of Redevelopment. This non-cash transaction increased property and equipment, net and total debt by $15.3 million. See Note 6 for further detail.

For the three months ended March 31, 2014, the Company recognized an increase to the financing obligation and real property assets of $25.6 million related to real estate construction costs that were funded by Gaming and Leisure Properties, Inc. for the Hollywood Gaming at Dayton Raceway and Hollywood Gaming at Mahoning Valley Race Course facilities. In conjunction with exercising its option to purchase Plainridge Racecourse in March 2014, the Company increased its acquired assets, other current liabilities, and other noncurrent liabilities by $60.5 million, $42.0 million, and $18.5 million, respectively. The fixed portion of the purchase price was paid on April 11, 2014 in cash.

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

Operating results for the three months ended March 31, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015. The notes to the consolidated financial statements contained in the Annual Report on Form 10-K/A for the year ended December 31, 2014 should be read in conjunction with these condensed consolidated financial statements.  The December 31, 2014 financial information has been derived from the Company’s audited consolidated financial statements.

2.     Restatement

The restatement of the Company’s financial statements primarily results from the Company’s accounting for its November 1, 2013 distribution of real estate assets to Gaming and Leisure Properties, Inc. (GLPI) under the Master Lease Agreement (the “Master Lease”), which was previously recognized as a sale-leaseback. Upon further consideration, the Company did not meet all of the requirements for sale-leaseback accounting under Accounting Standards Codification (“ASC”) 840, “Leases”, and therefore the transaction should be accounted for as a financing obligation rather than a distribution of assets followed by an operating lease.  Specifically, the lease contains provisions that would indicate that the Company has prohibited forms of continuing involvement in the leased property such that sale-leaseback accounting would not be permitted. As a result, the Company is precluded from derecognizing the real estate assets and is instead required to recognize a financing obligation for the minimum lease payments due under the Master Lease.  The restated condensed consolidated balance sheets therefore include an adjustment to property and equipment, net for the carrying value of the real property of $2.02 billion and $2.04 billion at March 31, 2015 and December 31, 2014, respectively, and additional liabilities of $3.60 billion and $3.61 billion at March 31, 2015 and December 31, 2014, respectively, representing the present value of the future minimum lease payments due to GLPI under the Master Lease and the funded construction of certain leased real assets in development at the date of the Spin-Off.  Consequently, the condensed restated consolidated statements of operations no longer report rent expense for the obligations under the Master Lease, but rather include interest expense associated with the financing obligation and depreciation expense related to the real estate assets. The lease payment amounts previously recorded as rent expense were $108.8 million and $104.3 million for the three months ended March 31, 2015 and 2014, respectively. The increases to interest expense and depreciation expense as a result of the correction of the accounting for the Master Lease are $96.0 million and $22.7 million, respectively, for the three months ended March 31, 2015, and $93.1 million and $22.3 million, respectively, for the three months ended March 31, 2014.

This change in accounting treatment also resulted in adjustments to the carrying values of the Company’s reporting units as well as differences in the allocation of the GLPI rental obligation to the impacted reporting units, which altered each reporting unit’s fair value.

As part of its restatement, the Company also identified certain other errors affecting the condensed consolidated financial statements as of March 31, 2015 and December 31, 2014:

•                                          The Company had originally recorded goodwill and other intangible asset impairment charges of $312.5 million and $745.9 million at October 1, 2013, the date of its annual impairment test, and November 1, 2013 (the Spin-Off date), respectively, and impairment charges of $316.5 million at October 1, 2014.  The Company corrected certain errors in its goodwill and indefinite-lived gaming license intangible asset impairment analyses which incorporated the adjustments to the carrying amounts and estimated fair values of the Company’s reporting units mentioned above as well as the impact of its deferred tax valuation allowance.  This resulted in a decrease to the Company’s previously recognized impairment charges of $161.2 million and $334.1 million for the years ended December 31, 2014 and 2013, respectively, which along with the relocation fee accounting error described below, resulted in a significant increase to the Company’s goodwill and other intangible assets at both March 31, 2015 and December 31, 2014.

•                                          During 2014, the Company incurred an aggregate liability of $150 million to the State of Ohio in return for the right to locate its racing operations from Toledo, Ohio to Dayton, Ohio (Hollywood Gaming at Dayton Raceway) and from Grove City, Ohio to Austintown, Ohio (Hollywood Gaming at Mahoning Valley).  The Company originally accounted for these amounts as a cost of the real estate and was therefore including them in property and equipment, net and was amortizing them over the fifteen year base lease term of the Master Lease.  The Company has now concluded that these costs should have been recognized as an additional cost incurred for obtaining the gaming licenses for these two properties and capitalized as other intangible assets that are not amortized, but are considered for impairment on an annual basis or more frequently if impairment indicators exist.  This resulted in a decrease to depreciation expense of $2.7 million for the three months ended March 31, 2015.

•                                          The Company corrected the classification of a corporate airplane lease that had previously been accounted for as an operating lease but upon review should have been accounted for as a capital lease. This resulted in an increase to net property and equipment of $6.5 million and $7.0 million at March 31, 2015 and December 31, 2014, respectively, as well as an increase to long term debt of $24.9 million at both March 31, 2015 and December 31, 2014, respectively.  It also resulted in an increase to interest expense, with an offsetting decrease to general and administrative costs of $0.2 million for the three months ended March 31, 2015 and 2014 as well as an increase to depreciation expense of $0.5 million for the three months ended March 31, 2015 and 2014.

•                                          The Company concluded that as a result of the failed spin-off-leaseback accounting treatment which resulted in a significant increase to our deferred tax assets, a valuation allowance should be recorded on the Company’s deferred tax assets given the significant negative evidence associated with being in a three year cumulative pre-tax loss position and the insufficient objectively verifiable positive evidence to support the realization of the Company’s deferred tax assets.  This resulted in an increase to the Company’s income tax provision of $5.1 million and $0.2 million for the three months ended March 31, 2015 and 2014, respectively.

•                                          The Company concluded that the Carlino exchange transaction should have been accounted for as a treasury stock transaction that is measured using the fair value of the exchanged instruments.  See Note 3 in the Company’s Form 10-K/A for additional information.

•                                          The Company reclassified a contingent earn-out liability from long-term debt to other non-current liabilities which totaled $19.5 million and $19.2 million at March 31, 2015 and December 31, 2014, respectively.  Additionally, changes in the fair value of this liability which totaled $0.3 million for the three months ended March 31, 2015, were reclassified from interest expense to general and administrative expenses.

•                                          The Company corrected the income tax provision and related income tax balances on the condensed consolidated balance sheet and condensed consolidated statements of cash flows for each of the previously identified errors.

•                                          The Company corrected certain other errors that were not individually material to the condensed consolidated financial statements.

The condensed consolidated financial statements included in this Form 10-Q/A have been restated to reflect the adjustments described above. The following is a summary of the effect of the restatement on (i) the Company’s condensed consolidated balance sheets at March 31, 2015 and December 31, 2014 (ii) the Company’s condensed consolidated statements of operations for the three months ended March 31, 2015 and 2014 and (iii) the Company’s condensed consolidated statements of cash flows for the three months ended March 31, 2015 and 2014. The Company did not present a summary of the effect of the restatement on the condensed consolidated statement of changes in shareholders’ equity (deficit) for any of the above referenced periods because the impact to retained earnings on the condensed consolidated statement of changes in shareholders’ equity (deficit) is reflected below in the balance sheet. The Company did not present a summary of the effect of the restatement on the condensed consolidated statement of comprehensive income (loss) for any of the above referenced periods because the impact to net income is reflected below in the restated condensed consolidated statement of income and the restatement adjustments did not affect any other component of comprehensive income (loss).

Penn National Gaming, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(in thousands, except share and per share data)

The following table presents the condensed consolidated balance sheet as previously reported, restatement adjustments and the condensed consolidated balance sheet as restated at March 31, 2015:

	As Previously	Restatement
	Reported	Adjustments	As Restated

Assets
Current assets
Cash and cash equivalents	$237,729	$—	$237,729
Receivables, net of allowance for doubtful accounts of $2,093	40,918	—	40,918
Prepaid expenses	82,381	4,039	86,420
Deferred income taxes	45,302	(11,395)	33,907
Other current assets	10,913	—	10,913
Total current assets	417,243	(7,356)	409,887
Property and equipment, net	802,520	1,880,141	2,682,661
Other assets
Investment in and advances to unconsolidated affiliates	175,574		175,574
Goodwill	276,173	598,011	874,184
Other intangible assets, net	370,602	47,503	418,105
Deferred income taxes	74,492	(74,492)	—
Advances to the Jamul Tribe	86,443	—	86,443
Other assets	77,631	—	77,631
Total other assets	1,060,915	571,022	1,631,937
Total assets	$2,280,678	$2,443,807	$4,724,485

Liabilities
Current liabilities
Current portion of financing obligation to GLPI	$—	$47,057	$47,057
Current maturities of long-term debt	40,890	—	40,890
Accounts payable	66,587	—	66,587
Accrued expenses	135,518	2,221	137,739
Accrued interest	11,427	—	11,427
Accrued salaries and wages	69,671	—	69,671
Gaming, pari-mutuel, property, and other taxes	55,762	(36)	55,726
Insurance financing	10,251	—	10,251
Other current liabilities	64,771	—	64,771
Total current liabilities	454,877	49,242	504,119

Long-term liabilities
Long-term financing obligation to GLPI, net of current portion	—	3,551,981	3,551,981
Long-term debt, net of current maturities and debt issuance costs	1,235,061	5,398	1,240,459
Deferred income taxes	—	90,336	90,336
Noncurrent tax liabilities	8,171	(1,063)	7,108
Other noncurrent liabilities	7,570	19,540	27,110
Total long-term liabilities	1,250,802	3,666,192	4,916,994

Shareholders’ equity (deficit)
Series C Preferred stock ($.01 par value, 18,500 shares authorized, 8,624 shares issued and outstanding at March 31, 2015)	—	—	—
Common stock ($.01 par value, 200,000,000 shares authorized, 81,873,026 shares issued and 79,705,633 shares outstanding, at March 31, 2015)	791	27	818
Treasury stock, at cost (2,167,393 shares issued and held at March 31, 2015)	—	(28,414)	(28,414)
Additional paid-in capital	929,598	37,776	967,374
Retained deficit	(352,392)	(1,281,016)	(1,633,408)
Accumulated other comprehensive (loss) income	(2,998)	—	(2,998)
Total shareholders’ equity (deficit)	574,999	(1,271,627)	(696,628)
Total liabilities and shareholders’ equity (deficit)	$2,280,678	$2,443,807	$4,724,485

Penn National Gaming, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(in thousands, except share and per share data)

The following table presents the condensed consolidated balance sheet as previously reported, restatement adjustments and the condensed consolidated balance sheet as restated at December 31, 2014:

	As Previously	Restatement
	Reported	Adjustments	As Restated

Assets
Current assets
Cash and cash equivalents	$208,673	$—	$208,673
Receivables, net of allowance for doubtful accounts of $2,004	41,618	—	41,618
Prepaid expenses	68,947	1,838	70,785
Deferred income taxes	55,579	(15,236)	40,343
Other current assets	11,189	—	11,189
Total current assets	386,006	(13,398)	372,608
Property and equipment, net	769,145	1,900,587	2,669,732
Other assets
Investment in and advances to unconsolidated affiliates	179,551	—	179,551
Goodwill	277,582	596,602	874,184
Other intangible assets, net	370,562	48,891	419,453
Deferred income taxes	79,067	(79,067)	—
Advances to Jamul Tribe	62,048		62,048
Other assets	87,318	—	87,318
Total other assets	1,056,128	566,426	1,622,554
Total assets	$2,211,279	$2,453,615	$4,664,894

Liabilities
Current liabilities
Current portion of financing obligation to GLPI	—	46,884	46,884
Current maturities of long-term debt	30,853	—	30,853
Accounts payable	43,136	—	43,136
Accrued expenses	130,818	2,274	133,092
Accrued interest	5,163	—	5,163
Accrued salaries and wages	84,034	—	84,034
Gaming, pari-mutuel, property, and other taxes	52,132	(160)	51,972
Insurance financing	13,680	—	13,680
Other current liabilities	75,703	70	75,773
Total current liabilities	435,519	49,068	484,587

Long-term liabilities
Long-term financing obligation to GLPI, net of current portion	—	3,564,629	3,564,629
Long-term debt, net of current maturities and debt issuance costs	1,204,828	5,749	1,210,577
Deferred income taxes	—	78,633	78,633
Noncurrent tax liabilities	8,188	(1,153)	7,035
Other noncurrent liabilities	8,258	19,189	27,447
Total long-term liabilities	1,221,274	3,667,047	4,888,321

Shareholders’ equity (deficit)
Series C Preferred stock ($.01 par value, 18,500 shares authorized, 8,624 shares issued and outstanding at December 31, 2014)	—	—	—
Common stock ($.01 par value, 200,000,000 shares authorized, 81,329,210 shares issued and 79,161,817 share outstanding, at December 31, 2014)	786	27	813
Treasury stock, at cost (2,167,393 shares held at December 31, 2014)	—	(28,414)	(28,414)
Additional paid-in capital	918,370	37,776	956,146
Retained deficit	(363,388)	(1,271,889)	(1,635,277)
Accumulated other comprehensive (loss) income	(1,282)	—	(1,282)
Total shareholders’ equity (deficit)	554,486	(1,262,500)	(708,014)
Total liabilities and shareholders’ equity (deficit)	$2,211,279	$2,453,615	$4,664,894

Penn National Gaming, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(in thousands, except per share data)

The following table presents the condensed consolidated statement of income as previously reported, restatement adjustments and the condensed consolidated statement of income as restated for the three months ended March 31, 2015:

	As Previously	Restatement
	Reported	Adjustments	As Restated

Revenues
Gaming	$591,336	$—	$591,336
Food, beverage and other	108,763	—	108,763
Management service fee	1,927	—	1,927
Revenues	702,026	—	702,026
Less promotional allowances	(37,888)	—	(37,888)
Net revenues	664,138	—	664,138
Operating expenses
Gaming expense	294,895	—	294,895
Food, beverage and other	77,929	—	77,929
General and administrative	116,069	187	116,256
Rental expense related to Master Lease	108,845	(108,845)	—
Depreciation and amortization	42,922	20,447	63,369
Total operating expenses	640,660	(88,211)	552,449
Income from operations	23,478	88,211	111,689

Other income (expenses)
Interest expense	(12,163)	(96,183)	(108,346)
Interest income	1,870	—	1,870
Income from unconsolidated affiliates	3,982	—	3,982
Other	3,089	—	3,089
Total other expenses	(3,222)	(96,183)	(99,405)

Income from operations before income taxes	20,256	(7,972)	12,284
Income tax (benefit) provision	9,260	1,155	10,415
Net income	$10,996	$(9,127)	$1,869

Earnings per common share:
Basic earnings per common share	$0.12	$(0.10)	$0.02
Diluted earnings per common share	$0.12	$(0.10)	$0.02

Penn National Gaming, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(in thousands, except per share data)

The following table presents the condensed consolidated statement of income as previously reported, restatement adjustments and the condensed consolidated statement of income as restated for the three months ended March 31, 2014:

	As Previously	Restatement
	Reported	Adjustments	As Restated

Revenues
Gaming	$570,683	$—	$570,683
Food, beverage and other	104,870	—	104,870
Management service fee	2,458	—	2,458
Revenues	678,011	—	678,011
Less promotional allowances	(36,931)	—	(36,931)
Net revenues	641,080	—	641,080
Operating expenses
Gaming expense	286,077	(2,809)	283,268
Food, beverage and other	77,538	—	77,538
General and administrative	107,739	(164)	107,575
Rental expense related to Master Lease	104,309	(104,309)	—
Depreciation and amortization	47,366	22,819	70,185
Total operating expenses	623,029	(84,463)	538,566
Income from operations	18,051	84,463	102,514

Other income (expenses)
Interest expense	(11,295)	(93,219)	(104,514)
Interest income	467	—	467
Income from unconsolidated affiliates	2,483	—	2,483
Other	1,631	—	1,631
Total other expenses	(6,714)	(93,219)	(99,933)

Income from operations before income taxes	11,337	(8,756)	2,581
Income tax (benefit) provision	6,800	(4,799)	2,001
Net income	$4,537	$(3,957)	$580

Earnings per common share:
Basic earnings per common share	$0.05	$(0.04)	$0.01
Diluted earnings per common share	$0.05	$(0.04)	$0.01

Penn National Gaming, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(in thousands)

The following table presents the condensed consolidated statement of cash flow as previously reported, restatement adjustments and the condensed consolidated statement of cash flows as restated for the three months ended March 31, 2015:

	As Previously	Restatement
	Reported	Adjustments	As Restated

Three Months Ended March 31, 2015:
Operating activities
Net income	$10,996	$(9,127)	$1,869
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	42,922	20,447	63,369
Amortization of items charged to interest expense	1,505	—	1,505
Accretion of settlement value on other noncurrent liabilities	351	—	351
Loss on sale of fixed assets	153	—	153
Income from unconsolidated affiliates	(3,982)	—	(3,982)
Distributions of earnings from unconsolidated affiliates	8,000	—	8,000
Deferred income taxes	15,374	3,274	18,648
Charge for stock-based compensation	2,084	—	2,084
Decrease (increase)
Accounts receivable	727	—	727
Prepaid expenses and other current assets	(2,742)	—	(2,742)
Other assets	6,400	—	6,400
Increase (decrease)
Accounts payable	2,887	—	2,887
Accrued expenses	4,985	(54)	4,931
Accrued interest	6,264	—	6,264
Accrued salaries and wages	(14,363)	—	(14,363)
Gaming, pari-mutuel, property and other taxes	3,630	124	3,754
Income taxes	(9,529)	(2,209)	(11,738)
Other current and noncurrent liabilities	(11,620)	(70)	(11,690)
Other noncurrent tax liabilities	1,519	90	1,609
Net cash provided by operating activities	65,561	12,475	78,036
Investing activities
Capital project expenditures, net of reimbursements	(36,929)	—	(36,929)
Capital maintenance expenditures	(11,860)	—	(11,860)
Advances to Jamul Tribe	(16,341)	—	(16,341)
Proceeds from sale of property and equipment	146	—	146
Investment in joint ventures	(328)	—	(328)
Net cash used in investing activities	(65,312)	—	(65,312)
Financing activities
Proceeds from exercise of options	2,743		2,743
Principal payments on financing obligation with GLPI	—	(12,475)	(12,475)
Proceeds from issuance of long-term debt, net of issuance costs	45,000	—	45,000
Principal payments on long-term debt	(21,886)	—	(21,886)
Proceeds from insurance financing	885	—	885
Payments on insurance financing	(4,314)	—	(4,314)
Tax benefit from stock options exercised	6,379	—	6,379
Net cash provided by (used in) financing activities	28,807	(12,475)	16,332
Net increase (decrease) in cash and cash equivalents	29,056	—	29,056
Cash and cash equivalents at beginning of year	208,673	—	208,673
Cash and cash equivalents at end of year	$237,729	$—	$237,729

Supplemental disclosure
Interest expense paid, net of amounts capitalized	$4,036	$96,143	$100,179
Income taxes paid	$226	$—	$226

Penn National Gaming, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(in thousands)

The following table presents the condensed consolidated statement of cash flow as previously reported, restatement adjustments and the condensed consolidated statement of cash flows as restated for the three months ended March 31, 2014:

	As Previously	Restatement
	Reported	Adjustments	As Restated

Three Months Ended March 31, 2014:
Operating activities
Net income	$4,537	$(3,957)	$580
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	47,366	22,819	70,185
Amortization of items charged to interest expense	1,507	—	1,507
Gain on sale of fixed assets	(49)	—	(49)
Income from unconsolidated affiliates	(2,483)	—	(2,483)
Distributions of earnings from unconsolidated affiliates	5,500	—	5,500
Deferred income taxes	1,803	(1,515)	288
Charge for stock-based compensation	2,579	—	2,579
Decrease (increase)
Accounts receivable	(599)	—	(599)
Prepaid expenses and other current assets	(12,739)	(365)	(13,104)
Other assets	(1,854)	8,941	7,087
Increase (decrease)
Accounts payable	2,186	—	2,186
Accrued expenses	(11,384)	(2,882)	(14,266)
Accrued interest	2,484	—	2,484
Accrued salaries and wages	(15,590)	(40)	(15,630)
Gaming, pari-mutuel, property and other taxes	2,768	(27)	2,741
Income taxes	(7,582)	—	(7,582)
Other current and noncurrent liabilities	669	138	807
Other noncurrent tax liabilities	4,489	(3,284)	1,205
Net cash provided by operating activities	23,608	19,828	43,436
Investing activities
Capital project expenditures, net of reimbursements	(12,957)	—	(12,957)
Capital maintenance expenditures	(24,084)	—	(24,084)
Advances to Jamul Tribe	—	(8,573)	(8,573)
Proceeds from sale of property and equipment	129	—	129
Decrease in cash in escrow	18,000	—	18,000
Acquisition of gaming license	(25,586)	—	(25,586)
Net cash used in investing activities	(44,498)	(8,573)	(53,071)
Financing activities
Proceeds from exercise of options	5,581	—	5,581
Principal payments on financing obligation with GLPI	—	(11,255)	(11,255)
Proceeds from issuance of long-term debt, net of issuance costs	(327)	—	(327)
Principal payments on long-term debt	(6,898)	—	(6,898)
Proceeds from insurance financing	14,335	—	14,335
Payments on insurance financing	(4,853)	—	(4,853)
Tax benefit from stock options exercised	7,752	—	7,752
Net cash provided by (used in) financing activities	15,590	(11,255)	4,335
Net increase (decrease) in cash and cash equivalents	(5,300)	—	(5,300)
Cash and cash equivalents at beginning of year	292,995	—	292,995
Cash and cash equivalents at end of year	$287,695	$—	$287,695

Supplemental disclosure
Interest expense paid, net of amounts capitalized	$7,278	$92,047	$99,325
Income taxes paid	$352	$—	$352

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

The amounts included in promotional allowances for the three months ended March 31, 2015 and 2014 are as follows:

	Three Months Ended March 31,
	2015	2014
	(in thousands)
Rooms	$8,336	$8,071
Food and beverage	27,448	26,598
Other	2,104	2,262
Total promotional allowances	$37,888	$36,931

The estimated cost of providing such complimentary services for the three months ended March 31, 2015 and 2014 are as follows:

	Three Months Ended March 31,
	2015	2014
	(in thousands)
Rooms	$936	$872
Food and beverage	10,833	10,975
Other	832	843
Total cost of complimentary services	$12,601	$12,690

Gaming and Racing Taxes

The Company is subject to gaming and pari-mutuel taxes based on gross gaming revenue and pari-mutuel revenue in the jurisdictions in which it operates. The Company primarily recognizes gaming and pari-mutuel tax expense based on the statutorily required percentage of revenue that is required to be paid to state and local jurisdictions in the states where or in which wagering occurs. In certain states in which the Company operates, gaming taxes are based on graduated rates. The Company records gaming tax expense at the Company’s estimated effective gaming tax rate for the year, considering estimated taxable gaming revenue and the applicable rates. Such estimates are adjusted each interim period. If gaming tax rates change during the year, such changes are applied prospectively in the determination of gaming tax expense in future interim periods. Finally, the Company recognizes purse expense based on the statutorily required percentage of revenue that is required to be paid out in the form of purses to the winning owners of horse races run at the Company’s racetracks in the period in which wagering occurs. For the three months ended March 31, 2015, these expenses, which are recorded primarily within gaming expense in the condensed consolidated statements of income, were $227.0 million, as compared to $216.7 million for the three months ended March 31, 2014.

Failed Spin-Off-Leaseback Financing Obligation

The Company’s spin-off of real property assets and corresponding Master Lease Agreement with GLPI on November 1, 2013 did not meet all of the requirements for sale-leaseback accounting treatment under Accounting Standards Codification (ASC) 840 “Leases” and therefore is accounted for as a financing obligation rather than a distribution of assets followed by an operating lease.  Specifically, the Master Lease contains provisions that would indicate the Company has prohibited forms of continuing involvement in the leased assets which are not a normal leaseback.  As a result of the failed spin-off-leaseback accounting, the Company calculated a financing obligation at the inception of the Master Lease based on the future minimum lease payments discounted at 9.70%.  The discount rate represents the estimated incremental borrowing rate over the lease term of 35 years, which included renewal options that were reasonably assured of being exercised given the high percentage of the Company’s earnings that are derived from the Master Lease properties operations to the Company and the lack of alternative economically feasible leasing options for such real estate.  The minimum lease payments are recorded as interest expense and in part as a payment of principal reducing the financing obligation.  Contingent rentals are recorded as additional interest expense.  The real property assets in the transaction remain on the consolidated balance sheets and continue to be depreciated over the remaining useful lives.

Payments related to the Master Lease

As of March 31, 2015, the Company financed with GLPI real property assets associated with eighteen of the Company’s gaming and related facilities used in the Company’s operations.

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

Total payments under the Master Lease were $108.8 million for the three months ended March 31, 2015, as compared to $104.3 million for the three months ended March 31, 2014.

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

At March 31, 2015 and 2014, the Company had outstanding 8,624 shares of Series C Convertible Preferred Stock. The Company determined that the preferred stock qualified as a participating security as defined in ASC 260 since these securities participate in dividends with the Company’s common stock. In accordance with ASC 260, a company is required to use the two-class method when computing EPS when a company has a security that qualifies as a “participating security.” The two-class method is an earnings allocation formula that determines EPS for each class of common stock and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings. A participating security is included in the computation of basic EPS using the two-class method. Under the two-class method, basic EPS for the Company’s common stock is computed by dividing net income applicable to common stock by the weighted-average common shares outstanding during the period. Diluted EPS for the Company’s common stock is computed using the more dilutive of the two-class method or the if-converted method.

The following table sets forth the allocation of net income for the three months ended March 31, 2015 and 2014 under the two-class method:

	Three Months Ended March 31,
	2015	2014
	(Restated)	(Restated)
	(in thousands)
Net income	$1,869	$580
Net income applicable to preferred stock	183	58
Net income applicable to common stock	$1,686	$522

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

Options to purchase 1,561,562 shares and 392,289 shares were outstanding during the three months ended March 31, 2015 and 2014, respectively, but were not included in the computation of diluted EPS because they were antidilutive.

The following tables present the calculation of basic and diluted EPS for the Company’s common stock for the three months ended March 31, 2015 and 2014 (in thousands, except per share data):

	Three Months Ended March 31,
	2015	2014
	(Restated)	(Restated)

Calculation of basic EPS:
Net income applicable to common stock	$1,686	$522
Weighted-average common shares outstanding	79,400	77,917
Basic EPS	$0.02	$0.01

Calculation of diluted EPS using two-class method:
Net income applicable to common stock	$1,686	$522
Diluted weighted-average common shares outstanding before participating security	81,768	80,055
Diluted EPS	$0.02	$0.01

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

See Note 9 for further information with respect to the Company’s segments.

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

4.  New Accounting Pronouncements

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

5.  Property and Equipment

Property and equipment, net, consists of the following:

	March 31,	December 31,
	2015	2014
	(Restated)	(Restated)
	(in thousands)

Property and equipment - non-leased
Land and improvements	$43,211	$42,350
Building and improvements	187,696	173,043
Furniture, fixtures, and equipment	1,218,830	1,213,143
Leasehold improvements	120,209	120,984
Construction in progress	115,955	69,367
	1,685,901	1,618,887
Less accumulated depreciation	(1,019,401)	(988,490)
	666,500	630,397

Property and equipment - leased
Land and improvements	382,702	382,702
Building and improvements	2,219,018	2,219,018
	2,601,720	2,601,720
Less accumulated depreciation	(585,559)	(562,385)
	2,016,161	2,039,335
Property and equipment, net	$2,682,661	$2,669,732

Property and equipment, net increased by $12.9 million for the three months ended March 31, 2015 primarily due to the City of Lawrenceburg’s conveyance of a hotel and event center near Hollywood Casino Lawrenceburg (see Note 6 for further detail) and construction costs for the development of Plainridge Park Casino as well as normal capital maintenance expenditures, all of which were partially offset by depreciation expense for the three months ended March 31, 2015.

Depreciation expense, for property and equipment as well as capital leases, totaled $63.4 million and $64.8 million for the three months ended March 31, 2015 and March 31, 2014, respectively, of which $23.2 million, $22.3 million related to assets under the Master Lease, respectively. Interest capitalized in connection with major construction projects was $0.6 million, $0.1 million for the three months ended March 31, 2015 and March 31, 2014, respectively.

6.  Long-term Debt

Long-term debt, net of current maturities, is as follows:

	March 31,	December 31,
	2015	2014
	(Restated)	(Restated)
	(in thousands)

Senior secured credit facility	$830,625	$807,500
$300 million 5.875% senior unsecured notes due November 1, 2021	300,000	300,000
Other long term obligations	150,300	135,000
Capital leases	25,126	25,137
	1,306,051	1,267,637
Less current maturities of long-term debt	(40,890)	(30,853)
Less discount on senior secured credit facility Term Loan B	(1,014)	(1,056)
Less debt issuance costs, net of accumulated amortization of $8.3 million and $6.8 million, respectively	(23,688)	(25,151)
	$1,240,459	$1,210,577

The following is a schedule of future minimum repayments of long-term debt as of March 31, 2015 (in thousands):

Within one year	$40,890
1-3 years	148,766
3-5 years	500,989
Over 5 years	615,406
Total minimum payments	$1,306,051

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

Other Long Term Obligations

Other long term obligations at March 31, 2015 of $150.3 million included $135.0 million related to the relocation fees for Hollywood Gaming at Dayton Raceway and Hollywood Gaming at Mahoning Valley Race Course, and $15.3 million related to the repayment obligation of a hotel and event center located near Hollywood Casino Lawrenceburg; all of which are more fully described below.

Ohio Relocation Fees

In June 2013, the Company finalized the terms of its memorandum of understanding with the State of Ohio, which included an agreement by the Company to pay a relocation fee in return for being able to relocate its existing racetracks in Toledo and Grove City to Dayton and Austintown, respectively. Upon opening of these two racinos in Ohio in the third quarter of 2014, the relocation fee for each new racino was recorded at the present value of the contractual obligation, which was calculated to be $75 million based on the 5% discount rate included in the agreement.  The relocation fee for each facility is payable as follows: $7.5 million upon the opening of the facility and eighteen semi-annual payments of $4.8 million beginning one year from the commencement of operations. These obligations are accreted to interest expense at an effective yield of 5.0%. The amount included in interest expense related to these obligations was $1.7 million for the three months ended March 31, 2015.

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

Capital Leases

Capital leases are primarily comprised of a ten year corporate airplane lease that expires in August 2016, which has a ten year renewal option.  The lease obligation has been recorded at the lessor’s initial cost of the plane, which totaled $24.9 million at both March 31, 2015 and December 31, 2014, respectively, since the agreement has broad based default provisions that could result in potential damages equal to this amount.  The lease obligation was classified as a capital lease based on the provisions of ASC 840 “Leases” which requires that the remedies for events of default under the provision described in this scenario be included in the minimum lease payment calculation for purposes of lease classification and that the probability of such an event of default will occur is not relevant to this determination.

Debt Issuance Costs

As discussed in Note 4, the Company elected to early adopt accounting guidance issued in April 2015 to simplify the presentation of debt issuance costs.  This change in accounting principle was implemented retrospectively as of March 31, 2015 and had the effect of lowering other assets and long-term debt by $23.7 million and $25.2 million as of March 31, 2015 and December 31, 2014, respectively. Debt issuance costs that are incurred by the Company in connection with the issuance of debt are deferred and amortized to interest expense using the effective interest method over the contractual term of the underlying indebtedness.

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

7.  Master Lease Financing Obligation (Restatement)

The Company’s Master Lease with GLPI is accounted for as a financing obligation. The obligation was calculated at the inception of the transaction based on the future minimum lease payments due to GLPI under the Master Lease discounted at 9.70%, which represents the estimated incremental borrowing rate over the lease term, including renewal options that were reasonably assured of being exercised and the funded construction of certain leased real estate assets in development at the date of the Spin-Off. Total payments under the Master Lease were $108.8 million and $104.3 million for the three months ended March 31, 2015 and 2014, respectively, of which $96.4 million and $93.1 million, respectively, were recognized as interest expense.  The interest expense recognized for the three months ended March 31, 2015 and 2014 includes $10.7 million and $10.2 million from contingent payments associated with the monthly variable components for Hollywood Casino Columbus and Hollywood Casino Toledo, respectively and $0.8 million from contingent payments associated with the annual escalator during the three months ended March 31, 2015.

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

Three months ended March 31, 2015	East/Midwest	West	Southern Plains	Other (1)	Total
	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)
Income (loss) from operations	$90,863	$15,526	$55,385	$(50,085)	$111,689
Charge for stock compensation	—	—	—	2,084	2,084
Depreciation and amortization	25,385	2,172	10,782	25,030	63,369
Plainridge contingent purchase price	351	—	—	—	351
(Gain) loss on disposal of assets	(122)	181	100	(6)	153
Income from unconsolidated affiliates	—	—	3,788	194	3,982
Non-operating items for Kansas JV	—	—	2,751	—	2,751
Adjusted EBITDA	$116,477	$17,879	$72,806	$(22,783)	$184,379

Three months ended March 31, 2014	East/Midwest	West	Southern Plains	Other (1)	Total
	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)
Income (loss) from operations	$77,723	$16,942	$51,339	$(43,490)	$102,514
Charge for stock compensation	—	—	—	2,579	2,579
Depreciation and amortization	26,823	1,549	17,251	24,562	70,185
(Gain) loss on disposal of assets	(87)	66	(22)	(6)	(49)
Income from unconsolidated affiliates	—	—	2,452	31	2,483
Non-operating items for Kansas JV	—	—	2,921	—	2,921
Adjusted EBITDA	$104,459	$18,557	$73,941	$(16,324)	$180,633

	East/Midwest	West	Southern Plains	Other (1)	Total
	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)
	(in thousands)
Three months ended March 31, 2015
Net revenues	$386,544	$62,585	$210,269	$4,740	$664,138
Capital expenditures	38,574	2,851	6,448	916	48,789

Three months ended March 31, 2014
Net revenues	$349,449	$60,920	$223,757	$6,954	$641,080
Capital expenditures	10,110	6,430	19,343	1,158	37,041

Balance sheet at March 31, 2015
Total assets	1,054,919	312,054	1,060,493	2,297,019	4,724,485
Investment in and advances to unconsolidated affiliates	93	—	111,257	64,224	175,574
Goodwill and other intangible assets, net	427,351	143,267	717,593	4,078	1,292,289

Balance sheet at December 31, 2014
Total assets	1,007,162	287,551	1,076,290	2,293,891	4,664,894
Investment in and advances to unconsolidated affiliates	94	—	115,469	63,988	179,551
Goodwill and other intangible assets, net	427,335	143,242	718,982	4,078	1,293,637

(1) Includes depreciation expense associated with the real property assets under the Master Lease with GLPI.  In addition, Total assets include these assets.  The interest expense associated with the financing obligation is reflected in the other category.  Net revenues and income (loss) from unconsolidated affiliates relate to the Company’s stand-alone racing operations, namely Rosecroft Raceway, Sanford Orlando Kennel Club and the Company’s Texas and New Jersey joint ventures which do not have gaming operations.

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

10.  Income Taxes

At March 31, 2015 and December 31, 2014, the Company had a net deferred tax liability balance of $56.4 million and $38.3 million, respectively, within its condensed consolidated balance sheets.  The Company accounts for income taxes in accordance with ASC 740 “Income Taxes”.  Under ASC 740, deferred tax assets and liabilities are determined based on the differences between the financial statement carrying amount and the tax bases of existing assets and liabilities and are measured at the prevailing enacted tax rates that will be in effect when these differences are settled or realized.  ASC 740 also requires that deferred tax assets be reduced by a valuation allowance if it is more-likely-than-not that some portion or all of the deferred tax assets will not be realized.  In the fourth quarter of 2013, the Company concluded that as a result of the failed spin-off-leaseback accounting treatment which resulted in a significant increase to its deferred tax assets, a valuation allowance should be recorded on the Company’s deferred tax assets given the significant negative evidence associated with being in or expecting to be in a three year cumulative pre-tax loss position and the insufficient objectively verifiable positive evidence to support the realization of the Company’s deferred tax assets. As of March 31, 2015, we have a full valuation allowance on the Company’s deferred tax assets as a result of the negative objective evidence of being in a three year cumulative loss.  This resulted in an increase to the Company’s income tax provision of $5.1 million and $0.2 million for the three months ended March 31, 2015 and 2014, respectively.

The Company calculates the provision for income taxes during interim reporting periods by applying an estimate of the annual effective tax rate (“ETR”) to the full year projected pretax book income or loss excluding certain discrete items. The Company’s ETR (income taxes as a percentage of income from operations before income taxes) was 84.78% for the three months ended March 31, 2015, as compared to 77.52% for the three months ended March 31, 2014, primarily due to the year-over-year increase to our federal and state valuation allowance that had an unfavorable impact to our ETR.

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

Other long term obligations at March 31, 2015, included the relocation fees for Hollywood Gaming at Dayton Raceway and Hollywood Gaming at Mahoning Valley Race Course and the repayment obligation of a hotel and event center located near Hollywood Casino Lawrenceburg.   The fair value of the relocation fees for Hollywood Gaming at Dayton Raceway and Hollywood Gaming at Mahoning Valley Race Course approximates its carrying value as the discount rate of 5.0% approximates the market rate of similar debt instruments and as such is a Level 2 measurement.  Finally, the fair value of the repayment obligation for the hotel and event center is estimated based on a rate consistent with comparable municipal bonds and as such is a Level 2 measurement.  See Note 6 for further details regarding the Company’s other long term obligations.

Other liabilities

Other liabilities at March 31, 2015 included the contingent purchase price consideration related to the purchase of Plainridge Racecourse.  The fair value of the Company’s contingent purchase price consideration related to its Plainridge Racecourse acquisition is estimated based on a discounted cash flow model and as such is a Level 3 measurement.  At each reporting period, the Company assesses the fair value of this obligation and changes in its value are recorded in earnings. The amount included in general and administrative expense related to the change in fair value of this obligation was $0.4 million for the three months ended March 31, 2015.

The carrying amounts and estimated fair values by input level of the Company’s financial instruments at March 31, 2015 and December 31, 2014 are as follows (in thousands):

	March 31, 2015
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$237,729	$237,729	$237,729	$—	$—
Financial liabilities:
Long-term debt
Senior secured credit facility	810,153	825,313	710,313	115,000	—
Senior unsecured notes	295,770	299,250	299,250	—	—
Other long-term obligations	150,300	150,049	—	150,049	—
Other liabilities	19,540	19,540			19,540

	December 31, 2014
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$208,673	$208,673	$208,673	$—	$—
Financial liabilities:
Long-term debt
Senior secured credit facility	785,683	799,556	714,556	85,000	—
Senior unsecured notes	295,610	276,000	276,000	—	—
Other long-term obligations	135,000	135,000	—	135,000	—
Other liabilities	19,189	19,189	—	—	19,189

12.  Subsequent Events

On April 29, 2015, the Company publicly announced its plan to acquire the Tropicana Las Vegas Hotel and Casino for an approximate purchase price of $360 million.  The purchase price will be funded by cash on hand and increased commitments under the Company’s existing senior secured credit facility.  The merger is expected to close in the fourth quarter of 2015, subject to regulatory approvals.  The Tropicana Las Vegas Hotel and Casino is situated on 35 acres of land located on the Las Vegas Strip with 1,467 remodeled guest rooms and suites, a 50,000 square foot casino gaming floor featuring 844 slot and video poker machines and 38 table games including blackjack, mini-baccarat, craps and roulette, three full-service restaurants, a 1,200 seat performance theater, a 300 seat comedy club, a nightclub, beach club and 2,950 parking spaces.  For more information, see the Current Report on Form 8-K filed on April 29, 2015.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As described in Note 2 to the condensed consolidated financial statements in Item 1 of this form 10-Q/A, the Company restated its financial statements for the interim periods ended March 31, 2015 and March 31, 2014.  The impact of the restatement is reflected in Management’s Discussion and Analysis of Financial Condition and Results of Operations below.

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

Financial Highlights:

We reported net revenues and income from operations of $664.1 million and $111.7 million, respectively, for the three months ended March 31, 2015, compared to $641.1 million and $102.5 million, respectively, for the corresponding period in the prior year. The major factors affecting our results for the three months ended March 31, 2015, as compared to the three months ended March 31, 2014, were:

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

•                 Net income increased by $1.3 million for the three months ended March 31, 2015, as compared to the three months ended March 31, 2014, primarily due to the variances explained above, as well as lower depreciation expense and higher interest income and income from unconsolidated affiliates, partially offset by higher interest expense incurred under our financing obligation to GLPI and higher income taxes.

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

For further information on our critical accounting estimates, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the notes to our audited consolidated financial statements included in our Annual Report on Form 10-K/A for the year ended December 31, 2014. There has been no material change to these estimates for the three months ended March 31, 2015.

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

The consolidated results of operations for the three months ended March 31, 2015 and 2014 are summarized below:

	Three Months Ended March 31,
	2015	2014
	(Restated)	(Restated)
	(in thousands)
Revenues:
Gaming	$591,336	$570,683
Food, beverage and other	108,763	104,870
Management service fee	1,927	2,458
Revenues	702,026	678,011
Less promotional allowances	(37,888)	(36,931)
Net revenues	664,138	641,080

Operating expenses:
Gaming	294,895	283,268
Food, beverage and other	77,929	77,538
General and administrative	116,256	107,575
Depreciation and amortization	63,369	70,185
Total operating expenses	552,449	538,566
Income from operations	$111,689	$102,514

Certain information regarding our results of operations by segment for the three months ended March 31, 2015 and 2014 is summarized below:

	Net Revenues		Income (loss) from Operations
Three Months Ended March 31,	2015	2014	2015	2014
			(Restated)	(Restated)
	(in thousands)

East/Midwest	$386,544	$349,449	$90,863	$77,723
West	62,585	60,920	15,526	16,942
Southern Plains	210,269	223,757	55,385	51,339
Other	4,740	6,954	(50,085)	(43,490)
Total	$664,138	$641,080	$111,689	$102,514

Adjusted EBITDA

Adjusted EBITDA is used by management as the primary measure of the Company’s operating performance. We define adjusted EBITDA as earnings before interest, taxes, stock compensation, debt extinguishment charges, impairment charges, insurance recoveries and deductible charges, depreciation and amortization, changes in the estimated fair value of contingent purchase price to the previous owners of Plainridge Racecourse, gain or loss on disposal of assets, and other income or expenses. Adjusted EBITDA is also inclusive income or loss from unconsolidated affiliates, with our share of non-operating items (such as depreciation and amortization) added back for our joint venture in Kansas Entertainment.  Adjusted EBITDA has economic substance because it is used by management as a performance measure to analyze the performance of our business, and is especially relevant in evaluating large, long lived casino projects because they provide a perspective on the current effects of operating decisions separated from the substantial non operational depreciation charges and financing costs of such projects. We also present adjusted EBITDA because it is used by some investors and creditors as an indicator of the strength and performance of ongoing business operations, including our ability to service debt, fund capital expenditures, acquisitions and operations. These calculations are commonly used as a basis by investors, analysts and credit rating agencies to evaluate and compare operating performance and value companies within our industry. In addition, gaming companies have historically reported adjusted EBITDA as a supplement to financial measures in accordance with

GAAP. In order to view the operations of their casinos on a more stand alone basis, gaming companies, including us, have historically excluded from their adjusted EBITDA calculations certain corporate expenses that do not relate to the management of specific casino properties. However, adjusted EBITDA is not a measure of performance or liquidity calculated in accordance with GAAP. Adjusted EBITDA information is presented as a supplemental disclosure, as management believes that it is a widely used measure of performance in the gaming industry, is the principal basis for the valuation of gaming companies, and that it is considered by many to be a better indicator of the Company’s operating results than net income (loss) per GAAP. Management uses adjusted EBITDA as the primary measure of the operating performance of its segments, including the evaluation of operating personnel. Adjusted EBITDA should not be construed as alternatives to operating income, as indicators of the Company’s operating performance, as alternatives to cash flows from operating activities, as measures of liquidity, or as any other measures of performance determined in accordance with GAAP. The Company has significant uses of cash flows, including capital expenditures, interest payments, taxes and debt principal repayments, which are not reflected in adjusted EBITDA. It should also be noted that other gaming companies that report adjusted EBITDA information may calculate adjusted EBITDA in a different manner than the Company and therefore, comparability may be limited.

A reconciliation of the Company’s net income (loss) per GAAP to adjusted EBITDA, as well as the Company’s income (loss) from operations per GAAP to adjusted EBITDA, is included below. Additionally, a reconciliation of each segment’s income (loss) from operations to adjusted EBITDA is also included below. On a segment level, income (loss) from operations per GAAP, rather than net income (loss) per GAAP, is reconciled to adjusted EBITDA due to, among other things, the impracticability of allocating interest expense, interest income, income taxes and certain other items to the Company’s segments on a segment by segment basis. Management believes that this presentation is more meaningful to investors in evaluating the performance of the Company’s segments and is consistent with the reporting of other gaming companies.

The reconciliation of the Company’s income (loss) from operations per GAAP to adjusted EBITDA, as well as the Company’s net income (loss) per GAAP to adjusted EBITDA, for the three months ended March 31, 2015 and 2014 was as follows (in thousands):

	Three Months Ended
	March 31,
	2015	2014
	(Restated)	(Restated)
Net income	$1,869	$580
Income tax provision	10,415	2,001
Other	(3,089)	(1,631)
Income from unconsolidated affiliates	(3,982)	(2,483)
Interest income	(1,870)	(467)
Interest expense	108,346	104,514
Income from operations	$111,689	$102,514
Loss (gain) on disposal of assets	153	(49)
Charge for stock compensation	2,084	2,579
Plainridge contingent purchase price	351	—
Depreciation and amortization	63,369	70,185
Income from unconsolidated affiliates	3,982	2,483
Non-operating items for Kansas JV (1)	2,751	2,921
Adjusted EBITDA	$184,379	$180,633

The reconciliation of each segment’s income (loss) from operations to adjusted EBITDA for the three months ended March 31, 2015 and 2014 was as follows (in thousands):

Three months ended March 31, 2015	East/Midwest	West	Southern Plains	Other	Total
	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)
Income (loss) from operations	$90,863	$15,526	$55,385	$(50,085)	$111,689
Charge for stock compensation	—	—	—	2,084	2,084
Depreciation and amortization	25,385	2,172	10,782	25,030	63,369
Plainridge contingent purchase price	351	—	—	—	351
(Gain) loss on disposal of assets	(122)	181	100	(6)	153
Income from unconsolidated affiliates	—	—	3,788	194	3,982
Non-operating items for Kansas JV (1)	—	—	2,751	—	2,751
Adjusted EBITDA	$116,477	$17,879	$72,806	$(22,783)	$184,379

Three months ended March 31, 2014	East/Midwest	West	Southern Plains	Other	Total
	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)
Income (loss) from operations	$77,723	$16,942	$51,339	$(43,490)	$102,514
Charge for stock compensation	—	—	—	2,579	2,579
Depreciation and amortization	26,823	1,549	17,251	24,562	70,185
(Gain) loss on disposal of assets	(87)	66	(22)	(6)	(49)
Income from unconsolidated affiliates	—	—	2,452	31	2,483
Non-operating items for Kansas JV (1)	—	—	2,921	—	2,921
Adjusted EBITDA	$104,459	$18,557	$73,941	$(16,324)	$180,633

(1)         Starting with the second quarter of 2014, adjusted EBITDA exclude our share of the impact of non-operating items (such as depreciation and amortization expense) from our joint venture in Kansas Entertainment. Prior periods were reclassified to conform to this new presentation.

Adjusted EBITDA for our East/Midwest segment increased by $12.0 million, or  11.5%, for the three months ended March 31, 2015, as compared to the three months ended March 31, 2014, primarily due to the openings of Hollywood Gaming at Mahoning Valley Race Course on September 17, 2014 and Hollywood Gaming at Dayton Raceway on August 28, 2014, which together increased adjusted EBITDA by $14.4 million for the three months ended March 31, 2015, compared to the corresponding period in the prior year, and a property tax refund received in the first quarter of 2015 for $2.0 million, which were partially offset by decreased adjusted EBITDA at Hollywood Casino at Charles Town Races primarily due to competition discussed below, the restatement accrual adjustment of $2.8 million for the three months ended March 31, 2014, and increased pre-opening costs for Plainridge Park Casino of $1.7 million for the three months ended March 31, 2015, compared to the corresponding period in the prior year.

Adjusted EBITDA for our Southern Plains segment decreased by $1.1 million, or 1.5%, for the three months ended March 31, 2015, as compared to the three months ended March 31, 2014, primarily due to decreased adjusted EBITDA at Argosy Casino Sioux City of $4.4 million for the three months ended March 31, 2015, compared to the corresponding period in the prior year, due to its closure on July 30, 2014, and decreased adjusted EBITDA at Hollywood Casino Aurora primarily due to additional competition, both of which were partially offset by cost containment measures at Boomtown Biloxi and Hollywood Casino Gulf Coast and increased earnings related to our joint venture in Kansas Entertainment primarily due to growth in its market share.

Adjusted EBITDA for Other decreased by $6.5 million, or 39.6%, for the three months ended March 31, 2015, as compared to the three months ended March 31, 2014, primarily due to increased corporate overhead costs of $7.6 million primarily due to increased cash-settled stock-based compensation charges mainly due to the stock price increases for Penn and GLPI common stock during 2015 compared to stock price declines in 2014.

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

Operating Expenses

Operating expenses for the three months ended March 31, 2015 and 2014 were as follows (in thousands):

				Percentage
Three Months Ended March 31,	2015	2014	Variance	Variance
	(Restated)	(Restated)	(Restated)	(Restated)
Gaming	$294,895	$283,268	$11,627	4.1%
Food, beverage and other	77,929	77,538	391	0.5%
General and administrative	116,256	107,575	8,681	8.1%
Depreciation and amortization	63,369	70,185	(6,816)	(9.7)%
Total operating expenses	$552,449	$538,566	$13,883	2.6%

Gaming expense

Gaming expense increased by $11.6 million, or 4.1%, for the three months ended March 31, 2015, as compared to the three months ended March 31, 2014, primarily due to the variances explained below.

Gaming expense for our East/Midwest segment increased by $17.9 million, or 10.3%, for the three months ended March 31, 2015, as compared to the three months ended March 31, 2014, primarily due to the openings of Hollywood Gaming at Mahoning Valley Race Course on September 17, 2014 and Hollywood Gaming at Dayton Raceway on August 28, 2014, the restatement accrual adjustment of $2.8 million for the three months ended March 31, 2014 and pre-opening expenses related to Plainridge Park Casino incurred in the first quarter of 2015, which were partially offset by a decrease in gaming taxes resulting from decreased taxable gaming revenue mentioned above at Hollywood Casino Lawrenceburg and Hollywood Casino at Charles Town Races.

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

General and administrative expenses increased by $8.7 million, or 8.1%, for the three months ended March 31, 2015, as compared to the three months ended March 31, 2014, primarily due to the variances explained below.

General and administrative expenses for Other increased by $6.0 million, or 28.8%, for the three months ended March 31, 2015, as compared to the three months ended March 31, 2014, primarily due to increased corporate overhead costs of $6.6 million primarily due to increased cash-settled stock-based compensation charges mainly due to the stock price increases for Penn and GLPI common stock during 2015 compared to stock price declines in 2014.

General and administrative expenses for our East/Midwest segment increased by $4.3 million, or 11.1%, for the three months ended March 31, 2015, as compared to the three months ended March 31, 2014, primarily due to the openings of Hollywood Gaming at Mahoning Valley Race Course on September 17, 2014 and Hollywood Gaming at Dayton Raceway on August 28, 2014, partially offset by a property tax refund received in the first quarter of 2015 for $2.0 million.

General and administrative expenses for our Southern Plains segment decreased by $1.9 million, or 4.8%, for the three months ended March 31, 2015, as compared to the three months ended March 31, 2014, primarily due to the closure of Argosy Casino Sioux City on July 30, 2014.

Depreciation and amortization expense

Depreciation and amortization expense decreased by $6.8 million, or 9.7%, for the three months ended March 31, 2015, as compared to the three months ended March 31, 2014, primarily due to the closure of Argosy Casino Sioux City on July 30, 2014 and decreased depreciation expense at Hollywood Casino Lawrenceburg primarily due to assets purchased for the 2009 expansion that had a five year useful life being fully depreciated in July 2014, both of which were partially offset by the openings of Hollywood Gaming at Mahoning Valley Race Course and Hollywood Gaming at Dayton Raceway in the third quarter of 2014.

Other income (expenses)

Other income (expenses) for the three months ended March 31, 2015 and 2014 were as follows (in thousands):

				Percentage
Three Months Ended March 31,	2015	2014	Variance	Variance
	(Restated)	(Restated)	(Restated)	(Restated)
Interest expense	$(108,346)	$(104,514)	$(3,832)	3.7%
Interest income	1,870	467	1,403	300.4%
Income from unconsolidated affiliates	3,982	2,483	1,499	60.4%
Other	3,089	1,631	1,458	89.4%
Total other expenses	$(99,405)	$(99,933)	$528	(0.5)%

Interest expense

Interest expense increased by $3.8 million, or 3.7%, for the three months ended March 31, 2015, as compared to the three months ended March 31, 2014, primarily due to higher interest expense of $3.3 million incurred under our financing obligation to GLPI due to a higher GLPI financing obligation balance as a result of the completion of the real estate construction costs for Hollywood Gaming at Dayton Raceway and Hollywood Gaming at Mahoning Valley Race Course funded by GLPI and the accretion of the relocation fees associated with our two racinos in Ohio, both of which opened in the third quarter of 2014, for $1.7 million (See Note 6 to the condensed consolidated financial statements), partially offset by higher capitalized interest and lower interest rates on the Term Loan A portion of the senior secured credit facility for the three months ended March 31, 2015, compared to the corresponding period in the prior year.

Interest income

Interest income increased by $1.4 million, or 300.4%, for the three months ended March 31, 2015, as compared to the three months ended March 31, 2014, primarily due to higher interest accrued on the note receivable with the Jamul Tribe (see Note 3 to the condensed consolidated financial statements for further details).

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

Taxes

The Company calculates the provision for income taxes during interim reporting periods by applying an estimate of the annual effective tax rate (“ETR”) to the full year projected pretax book income or loss excluding certain discrete items. The Company’s ETR (income taxes as a percentage of income from operations before income taxes) was 84.78% for the three months ended March 31, 2015, as compared to 77.52% for the three months ended March 31, 2014, primarily due to the year-over-year increase to our federal and state valuation allowance that had an unfavorable impact to our ETR.  As of March 31, 2015, we have a full valuation allowance on the federal and state deferred tax assets as a result of the negative objective evidence of being in a three year cumulative loss.

The Company’s annual ETR can vary each interim period depending on, among other factors, the geographic and business mix of our earnings, as well as changes in forecasted earnings, the level of our tax credits and the realizability of our deferred tax assets.

Liquidity and Capital Resources

Historically and prospectively, our primary sources of liquidity and capital resources have been and will be cash flow from operations, borrowings from banks and proceeds from the issuance of debt and equity securities.

Net cash provided by operating activities totaled $78.0 million and $43.4 million for the three months ended March 31, 2015 and 2014, respectively.  The increase in net cash provided by operating activities of $34.6 million for the three months ended March 31, 2015, compared to the corresponding period in the prior year, was comprised primarily of an increase in cash receipts from customers of $24.9 million and a decrease in cash paid to suppliers and vendors of $6.4 million. The increase in cash receipts collected from our customers for the three months ended March 31, 2015 compared to the prior year was primarily due to the openings of Hollywood Gaming at Mahoning Valley Race Course on September 17, 2014 and Hollywood Gaming at Dayton Raceway on August 28, 2014, partially offset by the closure of Argosy Casino Sioux City on July 30, 2014 and continued competition on our operations. The decrease in cash paid to suppliers and vendors for the three months ended March 31, 2015 compared to the prior year was primarily due to the timing of cash payments for prepaids and lower accruals year-over-year.  The decrease in cash paid to suppliers and vendors was partially offset by the openings of Hollywood Gaming at Mahoning Valley Race Course on September 17, 2014 and Hollywood Gaming at Dayton Raceway on August 28, 2014 and increased corporate overhead costs year-over-year, which were partially offset by the closure of Argosy Casino Sioux City on July 30, 2014 and decreased gaming taxes resulting from decreased taxable gaming revenue related to continued competition on our operations.

Net cash used in investing activities totaled $65.3 million and $53.1 million for the three months ended March 31, 2015 and 2014, respectively. The increase in net cash used in investing activities of $12.2 million for the three months ended March 31, 2015, compared to the corresponding period in the prior year, was primarily due to increased capital project expenditures of $24.0 million primarily due to the development of Plainridge Park Casino, which is expected to open in June 2015, increased advances to the Jamul Tribe of $7.8 million, and cash in escrow returned in the first quarter of 2014 of $18.0 million, all of which were partially offset by our Massachusetts gaming license payment of $25.0 million in March 2014 and decreased capital maintenance expenditures of $12.2 million.

Net cash provided by financing activities totaled $16.3 million and $4.3 million for the three months ended March 31, 2015 and 2014, respectively. The increase in net cash provided by financing activities of $12.0 million for the three months ended March 31, 2015, compared to the corresponding period in the prior year, was primarily due to higher net borrowings on our long-term debt of $30.3 million, partially offset by lower proceeds from insurance financing of $13.5 million, lower proceeds from the exercise of options of $2.8 million, and increased principal payments of $1.2 million on the financing obligation with GLPI.

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

Hollywood Gaming at Mahoning Valley Race Course, with a $161 million budget, inclusive of a $75 million relocation fee and $50 million license fee, opened on September 17, 2014. Hollywood Gaming at Dayton Raceway, with a $165 million budget, inclusive of a $75 million relocation fee and $50 million license fee (both of which were recorded as an indefinite lived intangible assets), opened on August 28, 2014. The $75 million relocation fee for each Ohio racetrack is based on the present value of the contractual obligation, of which $7.5 million was paid upon opening, with 18 additional semi-annual payments of $4.8 million due beginning one year after opening. For the license fee for each Ohio racetrack, we paid $10 million in the second quarter of 2014 as well as $15 million upon opening and will pay the remaining license fee of $25 million on the one year anniversary of the commencement of gaming.  As of March 31, 2015, Penn incurred cumulative costs of $71.7 million and $63.6 million for the Austintown facility and the Dayton facility, respectively, which includes the payments made to date for the relocation fee and license fee previously mentioned.  As part of the spin-off transaction that was effective November 1, 2013, GLPI was responsible for certain real estate related construction costs for the Austintown facility and the Dayton facility, and as such, these facilities are now subject to the Master Lease.

During the three months ended March 31, 2015, we spent $11.9 million for capital maintenance expenditures, with $3.3 million at our East/Midwest segment, $2.3 million at our West segment, $5.3 million at our Southern Plains segment, and $1.0 million for Other. The majority of the capital maintenance expenditures were for slot machines and slot machine equipment.

Jamul Tribe

Advances to the Jamul Tribe, which totaled $86.4 million at March 31, 2015, is accounted for as a loan and as such is not included in the capital expenditures table presented above. The budget for this development project is $360 million. We expect the project to be completed in mid-2016 which will include the construction of a three-story gaming and entertainment facility of approximately 200,000 square feet featuring over 1,700 slot machines, 43 live table games, including poker, multiple restaurants, bars and lounges and a partially enclosed parking structure with over 1,800 spaces.

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

Other Long Term Obligations

Other long term obligations at March 31, 2015 of $150.3 million included $135.0 million related to the relocation fees for Hollywood Gaming at Dayton Raceway and Hollywood Gaming at Mahoning Valley Race Course and $15.3 million related to the repayment obligation of a hotel and event center located near Hollywood Casino Lawrenceburg; all of which are more fully described below.

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

Capital Leases

Capital leases are primarily comprised of a ten year corporate airplane lease that expires in August 2016, which has a ten year renewal option.  The lease obligation has been recorded at the lessor’s initial cost of the plane, of $24.9 million at both March 31, 2015 and December 31, 2014, since the agreement has broad based default provisions that could result in potential damages equal to this amount.  The lease obligation was classified as a capital lease based on the provisions of ASC 840 “Leases” which requires that the remedies for events of default under the provision described in this scenario be included in the minimum lease payment calculation for purposes of lease classification and that the probability of such an event of default will occur is not relevant to this determination.

Financing Obligation with GLPI

As discussed in Note 3 and Note 7 to the condensed consolidated financial statements, the Company makes significant payments to GLPI under the Master Lease.  As of March 31, 2015, the Company financed with GLPI real property assets associated with eighteen of the Company’s gaming and related facilities used in the Company’s operations.

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

At March 31, 2015, the Company was in compliance with all required financial covenants.  The Company has received a waiver through March 15, 2016, from its lenders under its senior secured credit facility to file its financial statements with the SEC through the quarter ended September 30, 2015.  Additionally, starting on February 8, 2016, the Company is required to pay an additional 25 basis points annually under its $300 million senior unsecured notes, which payment obligation will cease once the Company becomes current with its SEC filings.

Outlook

The spin-off transaction with GLPI will continue to have a material impact on our results of operations, capital structure and management. For a discussion of these impacts, see “Spin-Off of Real Estate Assets through a Real Estate Assets through a Real Estate Investment Trust” and “Risk Factors” in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2014. Based on our current level of operations, we believe that cash generated from operations and cash on hand, together with amounts available under our senior secured credit facility, will be adequate to meet our anticipated rental obligation, debt service requirements, capital expenditures and working capital needs for the foreseeable future. However, we cannot be certain that our business will generate sufficient cash flow from operations, that our anticipated earnings projections will be realized, or that future borrowings will be available under our senior secured credit facility or otherwise will be available to enable us to service our indebtedness, including the senior secured credit facility and the $300 million 5.875% senior unsecured notes, to retire or redeem the $300 million 5.875% senior unsecured notes when required or to make anticipated capital expenditures. In addition, we expect a majority of our future growth to come from acquisitions of gaming properties at reasonable valuations, greenfield projects, jurisdictional expansions and property expansion in under-penetrated markets. If we consummate significant acquisitions in the future or undertake any significant property expansions, our cash requirements may increase significantly and we may need to make additional borrowings or complete equity or debt financings to meet these requirements. Our future operating performance and our ability to service or refinance our debt will be subject to future economic conditions and to financial, business and other factors, many of which are beyond our control. See “Risk Factors—Risks Related to Our Capital Structure” in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2014 for a discussion of the risk related to our capital structure.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Controls and Procedures

Prior to the filing of the Original Filing, the Company’s management, under the supervision and with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of March 31, 2015, and concluded that the disclosure controls and procedures were effective at a reasonable assurance level as of March 31, 2015.  Subsequent to this evaluation, as described below, our principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were not effective as of March 31, 2015 to ensure that information required to be disclosed by the Company in reports we file or submit under the Exchange Act is (i) recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the United States Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to the Company’s management, including the Company’s principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

As disclosed in Item 9A of the Company’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2014, filed concurrently with this Form 10-Q/A, the Company did not maintain effective controls and procedures over the evaluation and accounting of certain complex and non-routine transactions including lease transactions.  Specifically, we did not maintain a sufficient complement of personnel with an appropriate level of knowledge and experience to challenge our application of GAAP commensurate with the nature and complexity of certain of our transactions to prevent or detect and correct material misstatements in a timely manner.  In addition, we did not maintain effective controls and procedures over the calculation of impairment charges for goodwill and indefinite-lived intangible assets.  Specifically, our review controls were not designed with a sufficient level of precision and executed by personnel with an appropriate level of experience to detect material errors in the methodologies used and in the calculation of the impairment charges that were recognized in our consolidated financial statements.  As disclosed in Note 2 to the condensed consolidated financial statements included within this quarterly report, these material weaknesses resulted in material misstatements in our previously issued consolidated financial statements as of and for the three months ended March 31, 2015 and 2014, and as of December 31, 2014.

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

Changes in Internal Control over Financial Reporting

Except as noted in the preceding paragraphs, there were no changes that occurred during the fiscal quarter covered by this Quarterly Report on Form 10-Q/A that have materially affected, or are reasonable likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1 — LEGAL PROCEEDINGS

Information in response to this Item is incorporated by reference to the information set forth in “Note 8: Commitments and Contingencies” in the Notes to the condensed consolidated financial statements in Part I of this Quarterly Report on Form 10-Q/A.

ITEM 1A — RISK FACTORS

We are not aware of any material changes to the risk factors described in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2014.

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

PENN NATIONAL GAMING, INC.

March 7, 2016	By:	/s/ Timothy J. Wilmott
Timothy J. Wilmott
Chief Executive Officer and President

EXHIBIT INDEX

Exhibit	Description of Exhibit

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