Form 10-Q/A
period 2015-06-30
PENN NATIONAL GAMING INC
filed 2016-03-08
CIK 921738

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

As previously disclosed in the Company’s Current Report on Form 8-K filed with the SEC on October 22, 2015, the Company is restating its financial statements for the interim periods ended June 30, 2015 and 2014.

The Company originally concluded that its Master Lease agreement (the “Master Lease”) with Gaming and Leisure Properties, Inc. (“GLPI”) should be accounted for as an operating lease under Generally Accepted Accounting Principles.  This accounting treatment was applied in the Company’s financial statements for the years ended December 31, 2014 and 2013, respectively, which were accompanied by unqualified opinions of Ernst & Young, LLP (“EY”), the Company’s independent registered public accounting firm.  Upon the Company’s recent reconsideration of that accounting treatment, the Company re-examined this accounting and the relevant accounting literature.  The restatement primarily results from the Company’s accounting for its November 1, 2013 spin-off of real estate assets to GLPI and entrance into the Master Lease, which was previously recognized as a sale-leaseback. As explained in Note 2 to the condensed consolidated financial statements included within this report, the Company did not meet all of the requirements for sale-leaseback accounting under Accounting Standards Codification (“ASC”) 840, “Leases”, and therefore the transaction should be accounted for as a failed spin-off-leaseback which resulted in the transaction being recorded as a financing obligation rather than a distribution of assets followed by an operating lease.  As a result, the Company is precluded from derecognizing the real estate assets and is instead required to recognize a financing obligation.  The restated condensed consolidated balance sheets therefore include an adjustment to property and equipment, net for the carrying value of the real property leased from GLPI of $1.99 billion and $2.04 billion at June 30, 2015 and December 31, 2014, respectively, and additional liabilities of $3.59 billion and $3.61 billion at June 30, 2015 and December 31, 2014, respectively, representing the present value of the future minimum lease payments due to GLPI under the Master Lease and the funded construction of certain leased real estate assets in development at the date of the Spin-Off.  Consequently, the restated condensed consolidated statements of operations no longer report rent expense for the obligations under the Master Lease, but rather include interest expense associated with the financing obligation and depreciation expense related to the real estate assets, along with the periodic reduction of the financing obligation reflected in the condensed consolidated balance sheets. The lease payment amounts previously recorded as rent expense were $109.5 million and $218.4 million for the three and six months ended June 30, 2015, compared to $104.6 million and $208.9 million for the three and six months ended June 30, 2014, respectively. The increases to interest expense and depreciation expense as a result of this restatement are $97.3 million and $22.8 million for the three months ended June 30, 2015, respectively, and $193.4 million and $45.5 million for the six months ended June 30, 2015, respectively, compared to $94.0 million and $22.2 million for the three months ended June 30, 2014, respectively, and $187.1 million and $44.4 million for the six months ended June 30, 2014, respectively.

Additionally, this change in accounting treatment resulted in adjustments to the carrying amounts of the Company’s reporting units as well as differences in the allocation of the Company’s GLPI financing obligation to the impacted reporting units, which changed each reporting unit’s fair value.  This resulted in a net decrease to the Company’s previously recognized impairment charges related to goodwill and indefinite-lived gaming licenses for the year ended December 31, 2014.  The Company has also included in the restated condensed consolidated financial statements corrections of additional errors related to the accounting classification for payments made to relocate certain gaming operations in Ohio which opened in 2014, classification of an operating lease to a capital lease which resulted in an increase of $6.0 million and $7.0 million at June 30, 2015 and December 31, 2014 to net property and equipment and an increase to long term debt of $24.9 million at both June 30, 2015 and December 31, 2014, as well as certain other miscellaneous items described in Note 2 to the condensed consolidated financial statements included in this report.  Finally, the Company concluded that as a result of the failed spin-off-leaseback accounting treatment which resulted in a significant increase to our net deferred tax assets, an additional valuation allowance should be recorded on our net deferred tax assets given the significant negative evidence associated with being in a three year cumulative pre-tax loss position and the insufficient objectively verifiable positive evidence to support the realization of the Company’s deferred tax assets.

This Amendment No. 1 on Form 10-Q/A (“Form 10-Q/A”) to our Quarterly Report on Form 10-Q for three and six months ended June 30, 2015, initially filed with the Securities and Exchange Commission (the “SEC”) on August 6, 2015 (the “Original Filing”), is being filed to reflect the restatement of (i) the Company’s condensed consolidated balance sheets at June 30, 2015 and December 31, 2014 and (ii) the Company’s condensed consolidated statements of operations, comprehensive income (loss), shareholders’ equity (deficit) and cash flows for the interim periods ended June 30, 2015 and 2014, and the notes related thereto. For a more detailed description of these restatements see Note 2 to the accompanying condensed consolidated financial statements in this Form 10-Q/A.

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

For the convenience of the reader, this Form 10-Q/A sets forth the Original Filing in its entirety. However, this Form 10-Q/A only amends and restates Items 1, 2 and 4 of Part I of the Original Filing, in each case, as a result of, and to reflect the restatement. No other information in the Original Filing is amended. In addition, pursuant to the rules of the SEC, Item 6 of Part II of the Original Filing has been amended to contain the currently-dated certifications from our Chief Executive Officer and Chief Financial Officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. The certifications of our Chief Executive Officer and Chief Financial Officer are attached to this Form 10-Q/A as Exhibits 31.1, 32.1, 31.2 and 32.2, respectively. For a more detailed description of these restatements see Note 2 to the accompanying condensed consolidated financial statements in this Form 10-Q/A.

This document contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  These statements can be identified by the use of forward-looking terminology such as “believes,” “estimates,” “expects,” “intends,” “may,” “will,” “should” or “anticipates” or the negative or other variation of these or similar words, or by discussions of future events, strategies, or risks and uncertainties.  Actual results may vary materially from expectations.  Although Penn National Gaming, Inc. (“Penn”) and its subsidiaries (together with Penn, collectively, the “Company”) believe that our expectations are based on reasonable assumptions within the bounds of our knowledge of our business, there can be no assurance that actual results will not differ materially from our expectations.  Meaningful factors that could cause actual results to differ from expectations include, but are not limited to, risks related to the following: our ability to obtain timely regulatory approvals required to own, develop and/or operate our facilities, or other delays or impediments to completing our planned acquisitions or projects; our ability to secure federal, state and local permits and approvals necessary for our construction projects; construction factors, including delays, unexpected remediation costs, local opposition, organized labor, and increased cost of labor and materials; our ability to maintain agreements with our horsemen, pari-mutuel clerks and other organized labor groups; the passage of state, federal or local legislation (including referenda) that would expand, restrict, further tax, prevent or negatively impact operations in or adjacent to the jurisdictions in which we do or seek to do business (such as a smoking ban at any of our facilities); the effects of local and national economic, credit, capital market, housing, and energy conditions on the economy in general and on the gaming and lodging industries in particular; the activities of our competitors and the rapid emergence of new competitors (traditional, internet and sweepstakes based and taverns); increases in the effective rate of taxation at any of our properties or at the corporate level; our ability to identify attractive acquisition and development opportunities (especially in new business lines)and to agree to terms with, and maintain good relationships with partners/municipalities for such transactions; the costs and risks involved in the pursuit of such opportunities and our ability to complete the acquisition or development of, and achieve the expected returns from, such opportunities; our expectations for the continued availability and cost of capital; the outcome of pending legal proceedings, including the ongoing appeal by the Ohio Roundtable addressing the legality of video lottery terminals in Ohio and litigation surrounding our withdrawal from a gaming project in Western Pennsylvania; changes in accounting standards; the impact of weather; the remediation of any material weaknesses and the costs to strengthen its internal control structure, potential investigations, litigation, or other proceedings by governmental authorities, stockholders or other parties, and risks related to the impact of the restatement on the Company’s reputation, development projects, joint ventures and other commercial contracts; the ability of the Company to generate sufficient future taxable income to realize its deferred tax assets; with respect to the proposed Jamul project near San Diego, California, particular risks associated with financing a project of this type, sovereign immunity, local opposition (including several pending lawsuits), and building a complex project on a relatively small parcel; with respect to our Massachusetts project, the ultimate location of the other gaming facilities in the state; with respect to our pending acquisition of Tropicana Las Vegas Hotel and Casino, risks relating to required regulatory approvals and other conditions to closing, higher leverage, the successful integration of the acquisition, our ability to successfully leverage our player database, market conditions affecting the Las Vegas Strip, ongoing litigation, labor relations, future capital expenditures, the risks associated with construction projects (such as delays and unexpected costs including but not limited to remediation of known or unknown asbestos or other environmental conditions) and the availability and cost of capital; with respect to our social and other interactive gaming endeavors, risks related to ultimate profitability, cyber-security, data privacy, intellectual property and legal and regulatory challenges; with respect to our PSG acquisition, risks relating to our ability to successfully compete in the video gaming terminal (“VGT”) market, our ability to retain existing customers and secure new customers, relating to municipal authorization of VGT operations; and other factors as discussed in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2014, subsequent Quarterly Report on Form 10-Q/A and Current Reports on Form 8-K as filed with the United States Securities and Exchange Commission.  The Company does not intend to update publicly any forward-looking statements except as required by law.

PENN NATIONAL GAMING, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Penn National Gaming, Inc. and Subsidiaries

 Condensed Consolidated Balance Sheets (As Restated, see Note 2)

(in thousands, except share and per share data)

	June 30,	December 31,
	2015	2014
	(Restated)	(Restated)
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$233,118	$208,673
Receivables, net of allowance for doubtful accounts of $2,071 and $2,004 at June 30, 2015 and December 31, 2014, respectively	45,135	41,618
Prepaid expenses	67,281	70,785
Deferred income taxes	36,603	40,343
Other current assets	15,452	11,189
Total current assets	397,589	372,608
Property and equipment, net	2,694,942	2,669,732
Other assets
Investment in and advances to unconsolidated affiliates	173,726	179,551
Goodwill	874,184	874,184
Other intangible assets, net	416,935	419,453
Advances to the Jamul Tribe	108,142	62,048
Other assets	79,358	87,318
Total other assets	1,652,345	1,622,554
Total assets	$4,744,876	$4,664,894

Liabilities
Current liabilities
Current portion of financing obligation to GLPI	$48,185	$46,884
Current maturities of long-term debt	44,015	30,853
Accounts payable	73,393	43,136
Accrued expenses	138,866	133,092
Accrued interest	8,781	5,163
Accrued salaries and wages	86,069	84,034
Gaming, pari-mutuel, property, and other taxes	62,965	51,972
Insurance financing	6,092	13,680
Other current liabilities	73,528	75,773
Total current liabilities	541,894	484,587

Long-term liabilities
Long-term financing obligation to GLPI, net of current portion	3,539,030	3,564,629
Long-term debt, net of current maturities and debt issuance costs	1,221,950	1,210,577
Deferred income taxes	92,017	78,633
Noncurrent tax liabilities	8,938	7,035
Other noncurrent liabilities	27,356	27,447
Total long-term liabilities	4,889,291	4,888,321

Shareholders’ equity (deficit)
Series C Preferred stock ($.01 par value, 18,500 shares authorized, 8,624 shares issued and outstanding at June 30, 2015 and December 31, 2014)	—	—
Common stock ($.01 par value, 200,000,000 shares authorized, 82,282,931 and 81,329,210 shares issued and 80,115,538 and 79,161,817 shares outstanding, at June 30, 2015 and December 31, 2014, respectively)	822	813
Treasury stock, at cost (2,167,393 shares held at June 30, 2015 and December 31, 2014)	(28,414)	(28,414)
Additional paid-in capital	974,167	956,146
Retained deficit	(1,630,425)	(1,635,277)
Accumulated other comprehensive loss	(2,459)	(1,282)
Total shareholders’ equity (deficit)	(686,309)	(708,014)
Total liabilities and shareholders’ equity (deficit)	$4,744,876	$4,664,894

See accompanying notes to the condensed consolidated financial statements.

Penn National Gaming, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations (As Restated, see Note 2)

(in thousands, except per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(Restated)	(Restated)	(Restated)	(Restated)
Revenues
Gaming	$618,919	$576,158	$1,210,255	$1,146,841
Food, beverage and other	117,421	110,574	226,184	215,444
Management service fee	2,816	3,105	4,743	5,563
Revenues	739,156	689,837	1,441,182	1,367,848
Less promotional allowances	(38,200)	(37,691)	(76,088)	(74,622)
Net revenues	700,956	652,146	1,365,094	1,293,226
Operating expenses
Gaming	313,616	284,107	608,511	567,375
Food, beverage and other	82,803	80,403	160,732	157,941
General and administrative	118,901	107,735	235,157	215,310
Depreciation and amortization	62,275	69,874	125,644	140,059
Impairment losses	—	4,560	—	4,560
Total operating expenses	577,595	546,679	1,130,044	1,085,245
Income from operations	123,361	105,467	235,050	207,981

Other income (expenses)
Interest expense	(109,798)	(105,069)	(218,144)	(209,583)
Interest income	2,443	790	4,313	1,257
Income from unconsolidated affiliates	4,154	1,473	8,136	3,956
Other	(956)	(1,823)	2,133	(192)
Total other expenses	(104,157)	(104,629)	(203,562)	(204,562)

Income from operations before income taxes	19,204	838	31,488	3,419
Income tax provision	16,221	20,111	26,636	22,112
Net income (loss)	$2,983	$(19,273)	$4,852	$(18,693)

Earnings per common share:
Basic earnings (loss) per common share	$0.03	$(0.25)	$0.06	$(0.24)
Diluted earnings (loss) per common share	$0.03	$(0.25)	$0.05	$(0.24)

See accompanying notes to the condensed consolidated financial statements.

Penn National Gaming, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income (Loss) (As Restated, see Note 2)

(in thousands) (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(Restated)	(Restated)	(Restated)	(Restated)
Net income (loss)	$2,983	$(19,273)	$4,852	$(18,693)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment during the period	539	619	(1,177)	(81)
Other comprehensive income (loss)	539	619	(1,177)	(81)
Comprehensive income (loss)	$3,522	$(18,654)	$3,675	$(18,774)

See accompanying notes to the condensed consolidated financial statements.

Penn National Gaming, Inc. and Subsidiaries

Condensed Consolidated Statements of Changes in Shareholders’ Equity (Deficit) (As Restated, see Note 2)

(in thousands, except share data) (unaudited)

	Preferred Stock		Common Stock		Treasury	Additional Paid-In	Retained	Accumulated Other Comprehensive	Total Shareholders’
	Shares	Amount	Shares	Amount	Stock	Capital	Deficit	Loss	Equity (Deficit)
Balance, December 31, 2013, as restated	8,624	$—	77,788,393	$799	$(28,414)	$925,335	$(1,448,955)	$383	$(550,852)
Share-based compensation arrangements, net of tax benefits of $9,591	—	—	839,090	8	—	20,715	—	—	20,723
Foreign currency translation adjustment	—	—	—	—	—	—	—	(81)	(81)
Net loss, as restated	—	—	—	—	—	—	(18,693)	—	(18,693)
Balance, June 30, 2014, as restated	8,624	$—	78,627,483	$807	$(28,414)	$946,050	$(1,467,648)	$302	$(548,903)

Balance, December 31, 2014, as restated	8,624	$—	79,161,817	$813	$(28,414)	$956,146	$(1,635,277)	$(1,282)	$(708,014)
Share-based compensation arrangements, net of tax benefits of $8,036	—	—	953,721	9	—	18,021	—	—	18,030
Foreign currency translation adjustment	—	—	—	—	—	—	—	(1,177)	(1,177)
Net income, as restated	—	—	—	—	—	—	4,852	—	4,852
Balance, June 30, 2015, as restated	8,624	$—	80,115,538	$822	$(28,414)	$974,167	$(1,630,425)	$(2,459)	$(686,309)

See accompanying notes to the condensed consolidated financial statements.

Penn National Gaming, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (As Restated, see Note 2)

(in thousands) (unaudited)

Six Months Ended June 30,	2015	2014
	(Restated)	(Restated)

Operating activities
Net income (loss)	$4,852	$(18,693)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	125,644	140,059
Amortization of items charged to interest expense	3,008	3,022
Accretion of settlement value on other noncurrent liabilities	707	—
Loss (gain) on sale of fixed assets	525	(47)
Income from unconsolidated affiliates	(8,136)	(3,956)
Distributions of earnings from unconsolidated affiliates	14,000	11,000
Deferred income taxes	18,143	3,830
Charge for stock-based compensation	4,421	5,096
Impairment losses and writedowns	—	7,860
(Increase) decrease, net of businesses acquired
Accounts receivable	(3,462)	(16,983)
Prepaid expenses and other current assets	2,537	(5,956)
Other assets	5,750	4,511
Increase (decrease), net of businesses acquired
Accounts payable	6,633	24,115
Accrued expenses	6,059	(11,803)
Accrued interest	3,618	(2,030)
Accrued salaries and wages	2,035	(6,295)
Gaming, pari-mutuel, property and other taxes	10,993	4,024
Income taxes	2,461	(152)
Other current and noncurrent liabilities	(3,043)	3,606
Other noncurrent tax liabilities	2,947	2,520
Net cash provided by operating activities	199,692	143,728
Investing activities
Capital project expenditures, net of reimbursements	(90,324)	(36,041)
Capital maintenance expenditures	(30,165)	(44,273)
Advances to the Jamul Tribe	(38,452)	(18,856)
Proceeds from sale of property and equipment	375	176
Investment in joint ventures	(328)	(1,000)
(Increase) decrease in cash in escrow	(4,000)	18,000
Acquisitions of businesses and gaming and other licenses, net of cash acquired	(248)	(88,185)
Net cash used in investing activities	(163,142)	(170,179)
Financing activities
Proceeds from exercise of options	5,518	6,034
Principal payments on financing obligation with GLPI	(24,298)	(21,855)
Proceeds from issuance of long-term debt, net of issuance costs	60,000	—
Principal payments on long-term debt	(53,773)	(13,866)
Proceeds from insurance financing	885	14,816
Payments on insurance financing	(8,473)	(9,965)
Tax benefit from stock options exercised	8,036	9,591
Net cash used in financing activities	(12,105)	(15,245)
Net increase (decrease) in cash and cash equivalents	24,445	(41,696)
Cash and cash equivalents at beginning of year	208,673	292,995
Cash and cash equivalents at end of period	$233,118	$251,299

Supplemental disclosure
Interest expense paid, net of amounts capitalized	$212,395	$209,259
Income taxes paid	$432	$3,030

Non-cash transaction:  In January 2015, a repayment obligation for a hotel and event center near Hollywood Casino Lawrenceburg was assumed by a subsidiary of the Company, which was financed through a loan with the City of Lawrenceburg Department of Redevelopment. This non-cash transaction increased property and equipment, net and total debt by $15.3 million. See Note 7 for further detail.

For the six months ended June 30, 2014, the Company recognized an increase to the financing obligation and real property assets of $73.4 million related to real estate construction costs that were funded by Gaming and Leisure Properties, Inc. for the Hollywood Gaming at Dayton Raceway and Hollywood Gaming at Mahoning Valley Race Course facilities. In conjunction with the purchase of Plainridge Racecourse in April 2014, the Company increased its acquired assets and other noncurrent liabilities by $18.5 million for the fair value of the contingent purchase price consideration at the time of acquisition. The remaining portion of the purchase price was paid in cash.

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

2.                                      Restatement

The restatement of the Company’s financial statements primarily results from the Company’s accounting for its November 1, 2013 distribution of real estate assets to Gaming and Leisure Properties, Inc. (GLPI) under the Master Lease Agreement (the “Master Lease”), which was previously recognized as a sale-leaseback. Upon further consideration, the Company did not meet all of the requirements for sale-leaseback accounting under Accounting Standards Codification (“ASC”) 840, “Leases”, and therefore the transaction should be accounted for as a financing obligation rather than a distribution of assets followed by an operating lease.  Specifically, the lease contains provisions that would indicate that the Company has prohibited forms of continuing involvement in the leased property such that sale-leaseback accounting would not be permitted. As a result, the Company is precluded from derecognizing the real estate assets and is instead required to recognize a financing obligation for the minimum lease payments due under the Master Lease.  The restated condensed consolidated balance sheets therefore include an adjustment to property and equipment, net for the carrying value of the real property of $1.99 billion and $2.04 billion at June 30, 2015 and December 31, 2014, respectively, and additional liabilities of $3.59 billion and $3.61 billion at June 30, 2015 and December 31, 2014, respectively, representing the present value of the future minimum lease payments due to GLPI under the Master Lease and the funded construction of certain leased real estate assets in development at the date of the Spin-Off.  Consequently, the restated condensed consolidated statements of operations no longer report rent expense for the obligations under the Master Lease, but rather include interest expense associated with the financing obligation and depreciation expense related to the real estate assets. The lease payment amounts previously recorded as rent expense were $109.5 million and $218.4 million for the three and six months ended June 30, 2015, compared to $104.6 million and $208.9 million for the three and six months ended June 30, 2014, respectively. The increases to interest expense and depreciation expense as a result of the correction of the accounting for the Master Lease are $97.3 million and $22.8 million for the three months ended June 30, 2015, respectively, and $193.4 million and $45.5 million for the six months ended June 30, 2015, respectively, compared to $94.0 million and $22.2 million for the three months ended June 30, 2014, respectively, and $187.1 million and $44.4 million for the six months ended June 30, 2014, respectively.

This change in accounting treatment also resulted in adjustments to the carrying amounts of the Company’s reporting units as well as differences in the allocation of the GLPI rental obligation to the impacted reporting units, which altered each reporting unit’s fair value.  The resultant changes to impairment charges are described below.

As part of its restatement, the Company also identified certain other errors affecting the condensed consolidated financial statements as of June 30, 2015 and December 31, 2014:

•                                          The Company had originally recorded goodwill and other intangible asset impairment charges of $312.5 million and $745.9 million at October 1, 2013, the date of its annual impairment test, and November 1, 2013 (the Spin-Off date), respectively, and impairment charges of $316.5 million at October 1, 2014.  The Company corrected certain errors in its goodwill and indefinite-lived gaming license intangible asset impairment analyses which incorporated the adjustments to the carrying amounts and estimated fair values of the Company’s reporting units mentioned above as well as the impact of its deferred tax valuation allowance.  This resulted in a decrease to the Company’s previously recognized impairment charges of $161.2 million and $334.1 million for the years ended December 31, 2014 and 2013, respectively, which along with the relocation fee accounting error described below, resulted in a significant increase to the Company’s goodwill and other intangible assets at both June 30, 2015 and December 31, 2014.

•                                          During 2014, the Company incurred an aggregate liability of $150 million to State of Ohio in return for the right to relocate its racing operations from Toledo, Ohio to Dayton, Ohio (Hollywood Gaming at Dayton Raceway) and from Grove City, Ohio to Austintown, Ohio (Hollywood Gaming at Mahoning Valley).  The Company originally accounted for these amounts as a cost of the real estate and was therefore including them in property and equipment, net and was amortizing them over the fifteen year base lease term of the Master Lease.  The Company has now concluded that these costs should have been recognized as an additional cost incurred for obtaining the gaming licenses for these two properties and capitalized as other intangible assets that are not amortized, but are considered for impairment on an annual basis or more frequently if impairment indicators exist.  This resulted in a decrease to depreciation expense of $2.7 million and $5.3 million for the three and six months ended June 30, 2015, respectively.

•                                          The Company corrected the classification of a corporate airplane lease that had previously been accounted for as an operating lease but upon review should have been accounted for as a capital lease.  This resulted in an increase to net property and equipment of $6.0 million and $7.0 million at June 30, 2015 and December 31, 2014, respectively, as well as an increase to long term debt of $24.9 million at June 30, 2015 and December 31, 2014, respectively.  It also resulted in an increase to interest expense, with an offsetting decrease to general and administrative costs of $0.2 million and $0.3 million for both the three and six months ended June 30, 2015 and June 30, 2014, respectively, as well as an increase to depreciation expense of $0.5 million and $1.0 million for both the three and six months ended June 30, 2015 and June 30, 2014, respectively.

•                  The Company concluded that as a result of the failed spin-off-leaseback accounting treatment which resulted in a significant increase to our deferred tax assets, a valuation allowance should be recorded on the Company’s deferred tax assets given the significant negative evidence associated with being in a three year cumulative pre-tax loss position and the insufficient objectively verifiable positive evidence to support the realization of the Company’s deferred tax assets.  This resulted in an increase to the Company’s income tax provision of $8.0 million and $13.1 million for the three and six months ended June 30, 2015, respectively, and $16.5 million and $16.7 million for the three and six months ended June 30, 2014, respectively.

•                  The Company concluded that the Carlino exchange transaction should have been accounted for as a treasury stock transaction that is measured using the fair value of the exchanged instruments.  See Note 3 in the Company’s Form 10-K/A for additional information.

•                  The Company reclassified a contingent earn-out liability from long-term debt to other non-current liabilities which totaled $19.9 million and $19.2 million at June 30, 2015 and December 31, 2014, respectively.  Additionally, changes in the fair value of this liability which totaled $0.4 million and $0.7 million for the three and six months ended June 30, 2015, respectively, were reclassified from interest expense to general and administrative expenses.

•                  The Company corrected the income tax provision and related income tax balances on the condensed consolidated balance sheet and condensed consolidated statements of cash flows for each of the previously identified errors.

•                  The Company corrected certain other errors that were not individually material to the condensed consolidated financial statements.

The effect of the restatement on previously issued interim financial information as of June 30, 2015 and for the three and six months ended June 30, 2015 and 2014 is set forth in this footnote.

The condensed consolidated financial statements included in this Form 10-Q/A have been restated to reflect the adjustments described above. The following is a summary of the effect of the restatement on (i) the Company’s condensed consolidated balance sheets at June 30, 2015 and December 31, 2014 (ii) the Company’s condensed consolidated statements of operations for the three and six months ended June 30, 2015 and 2014 and (iii) the Company’s condensed consolidated statements of cash flows for the six months ended June 30, 2015 and 2014. The Company did not present a summary of the effect of the restatement on the condensed consolidated statement of changes in shareholders’ equity (deficit) for any of the above referenced periods because the impact to retained earnings on the condensed consolidated statement of changes in shareholders’ equity (deficit) is reflected below in the balance sheet. The Company did not present a summary of the effect of the restatement on the condensed consolidated statement of comprehensive income (loss) for any of the above referenced periods because the impact to net income (loss) is reflected below in the restated condensed consolidated statement of operations and the restatement adjustments did not affect any other component of comprehensive income (loss).

Penn National Gaming, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(in thousands, except share and per share data)

The following table presents the condensed consolidated balance sheet as previously reported, restatement adjustments and the condensed consolidated balance sheet as restated at June 30, 2015:

	As Previously	Restatement
	Reported	Adjustments	As Restated

Assets
Current assets
Cash and cash equivalents	$233,118	$—	$233,118

Receivables, net of allowance for doubtful accounts of $2,071	45,135	—	45,135
Prepaid expenses	62,185	5,096	67,281
Deferred income taxes	50,751	(14,148)	36,603
Other current assets	15,452	—	15,452
Total current assets	406,641	(9,052)	397,589
Property and equipment, net	835,462	1,859,480	2,694,942
Other assets
Investment in and advances to unconsolidated affiliates	173,726	—	173,726
Goodwill	274,764	599,420	874,184
Other intangible assets, net	370,820	46,115	416,935
Deferred income taxes	76,135	(76,135)	—
Advances to the Jamul Tribe	108,142	—	108,142
Other assets	79,358	—	79,358
Total other assets	1,082,945	569,400	1,652,345
Total assets	$2,325,048	$2,419,828	$4,744,876

Liabilities
Current liabilities
Current portion of financing obligation to GLPI	$—	$48,185	$48,185
Current maturities of long-term debt	44,015	—	44,015
Accounts payable	73,393	—	73,393
Accrued expenses	136,681	2,185	138,866
Accrued interest	8,781	—	8,781
Accrued salaries and wages	86,069	—	86,069
Gaming, pari-mutuel, property, and other taxes	62,965	—	62,965
Insurance financing	6,092	—	6,092
Other current liabilities	73,528	—	73,528
Total current liabilities	491,524	50,370	541,894

Long-term liabilities
Long-term financing obligation to GLPI, net of current portion	—	3,539,030	3,539,030
Long-term debt, net of current maturities and debt issuance costs	1,216,908	5,042	1,221,950
Deferred income taxes	—	92,017	92,017
Noncurrent tax liabilities	9,935	(997)	8,938
Other noncurrent liabilities	7,460	19,896	27,356
Total long-term liabilities	1,234,303	3,654,988	4,889,291

Shareholders’ equity (deficit)
Series C Preferred stock ($.01 par value, 18,500 shares authorized, 8,624 shares issued and outstanding at June 30, 2015)	—	—	—
Common stock ($.01 par value, 200,000,000 shares authorized, 82,282,931 shares issued and 80,115,538 shares outstanding, at June 30, 2015)	795	27	822
Treasury stock, at cost (2,167,393 shares held at June 30, 2015)	—	(28,414)	(28,414)
Additional paid-in capital	936,391	37,776	974,167
Retained deficit	(335,506)	(1,294,919)	(1,630,425)
Accumulated other comprehensive (loss) income	(2,459)	—	(2,459)
Total shareholders’ equity (deficit)	599,221	(1,285,530)	(686,309)
Total liabilities and shareholders’ equity (deficit)	$2,325,048	$2,419,828	$4,744,876

Penn National Gaming, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(in thousands, except share and per share data)

The following table presents the condensed consolidated balance sheet as previously reported, restatement adjustments and the condensed consolidated balance sheet as restated at December 31, 2014:

	As Previously	Restatement
	Reported	Adjustments	As Restated

Assets
Current assets
Cash and cash equivalents	$208,673	$—	$208,673
Receivables, net of allowance for doubtful accounts of $2,004	41,618	—	41,618
Prepaid expenses	68,947	1,838	70,785
Deferred income taxes	55,579	(15,236)	40,343
Other current assets	11,189	—	11,189
Total current assets	386,006	(13,398)	372,608
Property and equipment, net	769,145	1,900,587	2,669,732
Other assets
Investment in and advances to unconsolidated affiliates	179,551	—	179,551
Goodwill	277,582	596,602	874,184
Other intangible assets, net	370,562	48,891	419,453
Deferred income taxes	79,067	(79,067)	—
Advances to Jamul Tribe	62,048	—	62,048
Other assets	87,318	—	87,318
Total other assets	1,056,128	566,426	1,622,554
Total assets	$2,211,279	$2,453,615	$4,664,894

Liabilities
Current liabilities
Current portion of financing obligation to GLPI	$—	$46,884	$46,884
Current maturities of long-term debt	30,853	—	30,853
Accounts payable	43,136	—	43,136
Accrued expenses	130,818	2,274	133,092
Accrued interest	5,163	—	5,163
Accrued salaries and wages	84,034	—	84,034
Gaming, pari-mutuel, property, and other taxes	52,132	(160)	51,972
Insurance financing	13,680	—	13,680
Other current liabilities	75,703	70	75,773
Total current liabilities	435,519	49,068	484,587

Long-term liabilities
Long-term financing obligation to GLPI, net of current portion	—	3,564,629	3,564,629
Long-term debt, net of current maturities and debt issuance costs	1,204,828	5,749	1,210,577
Deferred income taxes	—	78,633	78,633
Noncurrent tax liabilities	8,188	(1,153)	7,035
Other noncurrent liabilities	8,258	19,189	27,447
Total long-term liabilities	1,221,274	3,667,047	4,888,321

Shareholders’ equity (deficit)
Series C Preferred stock ($.01 par value, 18,500 shares authorized, 8,624 shares issued and outstanding at December 31, 2014)	—	—	—
Common stock ($.01 par value, 200,000,000 shares authorized, 81,329,210 shares issued and 79,161,817 shares outstanding, at December 31, 2014)	786	27	813
Treasury stock, at cost (2,167,393 shares held at December 31, 2014)	—	(28,414)	(28,414)
Additional paid-in capital	918,370	37,776	956,146
Retained deficit	(363,388)	(1,271,889)	(1,635,277)
Accumulated other comprehensive (loss) income	(1,282)	—	(1,282)
Total shareholders’ equity (deficit)	554,486	(1,262,500)	(708,014)
Total liabilities and shareholders’ equity (deficit)	$2,211,279	$2,453,615	$4,664,894

Penn National Gaming, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(in thousands, except share and per share data)

The following table presents the condensed consolidated statement of income as previously reported, restatement adjustments and the condensed consolidated statement of income as restated for the three months ended June 30, 2015:

	As Previously	Restatement
	Reported	Adjustments	As Restated

Revenues
Gaming	$618,919	$—	$618,919
Food, beverage and other	117,421	—	117,421
Management service fee	2,816		2,816
Revenues	739,156	—	739,156
Less promotional allowances	(38,200)	—	(38,200)
Net revenues	700,956	—	700,956

Operating expenses
Gaming	313,616	—	313,616
Food, beverage and other	82,803	—	82,803
General and administrative	118,572	329	118,901
Rental expense related to Master Lease	109,519	(109,519)	—
Depreciation and amortization	41,752	20,523	62,275
Total operating expenses	666,262	(88,667)	577,595
Income from operations	34,694	88,667	123,361

Other income (expenses)
Interest expense	(12,295)	(97,503)	(109,798)
Interest income	2,443	—	2,443
Income from unconsolidated affiliates	4,154	—	4,154
Other	(956)	—	(956)
Total other expenses	(6,654)	(97,503)	(104,157)

Income from operations before income taxes	28,040	(8,836)	19,204
Income tax provision	11,154	5,067	16,221
Net income	$16,886	$(13,903)	$2,983

Earnings per common share:
Basic earnings per common share	$0.19	$(0.16)	$0.03
Diluted earnings per common share	$0.19	$(0.16)	$0.03

Penn National Gaming, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(in thousands, except share and per share data)

The following table presents the condensed consolidated statement of income as previously reported, restatement adjustments and the condensed consolidated statement of income as restated for the six months ended June 30, 2015:

	As Previously	Restatement
	Reported	Adjustments	As Restated

Revenues
Gaming	$1,210,255	$—	$1,210,255
Food, beverage and other	226,184	—	226,184
Management service fee	4,743	—	4,743
Revenues	1,441,182	—	1,441,182
Less promotional allowances	(76,088)	—	(76,088)
Net revenues	1,365,094	—	1,365,094

Operating expenses
Gaming	608,511	—	608,511
Food, beverage and other	160,732	—	160,732
General and administrative	234,641	516	235,157
Rental expense related to Master Lease	218,364	(218,364)	—
Depreciation and amortization	84,674	40,970	125,644
Total operating expenses	1,306,922	(176,878)	1,130,044
Income from operations	58,172	176,878	235,050

Other income (expenses)
Interest expense	(24,458)	(193,686)	(218,144)
Interest income	4,313	—	4,313
Income from unconsolidated affiliates	8,136	—	8,136
Other	2,133	—	2,133
Total other expenses	(9,876)	(193,686)	(203,562)

Income from operations before income taxes	48,296	(16,808)	31,488
Income tax provision	20,414	6,222	26,636
Net income	$27,882	$(23,030)	$4,852

Earnings per common share:
Basic earnings per common share	$0.32	$(0.26)	$0.06
Diluted earnings per common share	$0.31	$(0.26)	$0.05

Penn National Gaming, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(in thousands, except share and per share data)

The following table presents the condensed consolidated statement of operations as previously reported, restatement adjustments and the condensed consolidated statement of operations as restated for the three months ended June 30, 2014:

	As Previously	Restatement
	Reported	Adjustments	As Restated

Revenues
Gaming	$576,158	$—	$576,158
Food, beverage and other	110,574	—	110,574
Management service fee	3,105	—	3,105
Revenues	689,837	—	689,837
Less promotional allowances	(37,691)	—	(37,691)
Net revenues	652,146	—	652,146

Operating expenses
Gaming	284,107	—	284,107
Food, beverage and other	80,403	—	80,403
General and administrative	107,898	(163)	107,735
Rental expense related to Master Lease	104,613	(104,613)	—
Depreciation and amortization	47,183	22,691	69,874
Impairment losses	4,560	—	4,560
Total operating expenses	628,764	(82,085)	546,679
Income from operations	23,382	82,085	105,467

Other income (expenses)
Interest expense	(10,892)	(94,177)	(105,069)
Interest income	790	—	790
Income from unconsolidated affiliates	1,473	—	1,473
Other	(1,823)	—	(1,823)
Total other expenses	(10,452)	(94,177)	(104,629)

Income from operations before income taxes	12,930	(12,092)	838
Income tax (benefit) provision	8,754	11,357	20,111
Net income (loss)	$4,176	$(23,449)	$(19,273)

Earnings (loss) per common share:
Basic earnings (loss) per common share	$0.05	$(0.30)	$(0.25)
Diluted earnings (loss) per common share	$0.05	$(0.30)	$(0.25)

Penn National Gaming, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(in thousands, except share and per share data)

The following table presents the condensed consolidated statement of operations as previously reported, restatement adjustments and the condensed consolidated statement of operations as restated for the six months ended June 30, 2014:

	As Previously	Restatement
	Reported	Adjustments	As Restated

Revenues
Gaming	$1,146,841	$—	$1,146,841
Food, beverage and other	215,444	—	215,444
Management service fee	5,563	—	5,563
Revenues	1,367,848	—	1,367,848
Less promotional allowances	(74,622)	—	(74,622)
Net revenues	1,293,226	—	1,293,226

Operating expenses
Gaming	570,184	(2,809)	567,375
Food, beverage and other	157,941	—	157,941
General and administrative	215,637	(327)	215,310
Rental expense related to Master Lease	208,922	(208,922)	—
Depreciation and amortization	94,549	45,510	140,059
Impairment losses	4,560	—	4,560
Total operating expenses	1,251,793	(166,548)	1,085,245
Income from operations	41,433	166,548	207,981

Other income (expenses)
Interest expense	(22,187)	(187,396)	(209,583)
Interest income	1,257	—	1,257
Income from unconsolidated affiliates	3,956	—	3,956
Other	(192)	—	(192)
Total other expenses	(17,166)	(187,396)	(204,562)

Income from operations before income taxes	24,267	(20,848)	3,419
Income tax provision	15,554	6,558	22,112
Net income (loss)	$8,713	$(27,406)	$(18,693)

Earnings (loss) per common share:
Basic earnings (loss) per common share	$0.10	$(0.34)	$(0.24)
Diluted earnings (loss) per common share	$0.10	$(0.34)	$(0.24)

Penn National Gaming, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(in thousands, except share and per share data)

The following table presents the condensed consolidated statement of cash flow as previously reported, restatement adjustments and the condensed consolidated statement of cash flows as restated for the six months ended June 30, 2015:

	As Previously	Restatement
	Reported	Adjustments	As Restated

Operating activities
Net income	$27,882	$(23,030)	$4,852
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	84,674	40,970	125,644
Amortization of items charged to interest expense	3,008	—	3,008
Accretion of settlement value on other noncurrent liabilities	707	—	707
Loss (gain) on sale of fixed assets	388	137	525
Income from unconsolidated affiliates	(8,136)	—	(8,136)
Distributions of earnings from unconsolidated affiliates	14,000	—	14,000
Deferred income taxes	8,805	9,338	18,143
Charge for stock-based compensation	4,421	—	4,421
Decrease (increase)
Accounts receivable	(3,462)	—	(3,462)
Prepaid expenses and other current assets	2,537	—	2,537
Other assets	5,750	—	5,750
Increase (decrease)
Accounts payable	6,633	—	6,633
Accrued expenses	6,148	(89)	6,059
Accrued interest	3,618	—	3,618
Accrued salaries and wages	2,035	—	2,035
Gaming, pari-mutuel, property and other taxes	10,833	160	10,993
Income taxes	5,735	(3,274)	2,461
Other current and noncurrent liabilities	(2,973)	(70)	(3,043)
Other noncurrent tax liabilities	2,791	156	2,947
Net cash provided by operating activities	175,394	24,298	199,692
Investing activities
Capital project expenditures, net of reimbursements	(90,324)	—	(90,324)
Capital maintenance expenditures	(30,165)	—	(30,165)
Advances to Jamul Tribe	(38,452)	—	(38,452)
Proceeds from sale of property and equipment	375	—	375
Investment in joint ventures	(328)	—	(328)
Decrease in cash in escrow	(4,000)	—	(4,000)
Acquisitions of businesses and gaming and other licenses, net of cash acquired	(248)	—	(248)
Net cash used in investing activities	(163,142)	—	(163,142)
Financing activities
Proceeds from exercise of options	5,518	—	5,518
Principal payments on financing obligation with GLPI	—	(24,298)	(24,298)
Proceeds from issuance of long-term debt, net of issuance costs	60,000	—	60,000
Principal payments on long-term debt	(53,773)	—	(53,773)
Proceeds from insurance financing	885	—	885
Payments on insurance financing	(8,473)	—	(8,473)
Tax benefit from stock options exercised	8,036	—	8,036
Net cash provided by financing activities	12,193	(24,298)	(12,105)
Net (decrease) increase in cash and cash equivalents	24,445	—	24,445
Cash and cash equivalents at beginning of year	208,673		208,673
Cash and cash equivalents at end of year	$233,118	$—	$233,118

Supplemental disclosure
Interest expense paid, net of amounts capitalized	$17,114	$195,281	$212,395
Income taxes paid	$432	$—	$432

Penn National Gaming, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(in thousands, except share and per share data)

The following table presents the condensed consolidated statement of cash flow as previously reported, restatement adjustments and the condensed consolidated statement of cash flows as restated for the six months ended June 30, 2014:

	As Previously	Restatement
	Reported	Adjustments	As Restated

Operating activities
Net income (loss)	$8,713	$(27,406)	$(18,693)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	94,549	45,510	140,059
Amortization of items charged to interest expense	3,022	—	3,022
Gain on sale of fixed assets	(47)	—	(47)
Income from unconsolidated affiliates	(3,956)	—	(3,956)
Distributions of earnings from unconsolidated affiliates	11,000	—	11,000
Deferred income taxes	(7,401)	11,231	3,830
Charge for stock-based compensation	5,096	—	5,096
Impairment losses and write downs	7,860	—	7,860
Decrease (increase), net of businesses acquired
Accounts receivable	(16,983)	—	(16,983)
Prepaid expenses and other current assets	(5,749)	(207)	(5,956)
Other assets	4,303	208	4,511
Increase (decrease), net of businesses acquired
Accounts payable	24,115	—	24,115
Accrued expenses	(8,837)	(2,966)	(11,803)
Accrued interest	(2,030)	—	(2,030)
Accrued salaries and wages	(6,293)	(2)	(6,295)
Gaming, pari-mutuel, property and other taxes	4,009	15	4,024
Income taxes	1,337	(1,489)	(152)
Other current and noncurrent liabilities	3,467	139	3,606
Other noncurrent tax liabilities	5,698	(3,178)	2,520
Net cash provided by operating activities	121,873	21,855	143,728
Investing activities
Capital project expenditures, net of reimbursements	(36,041)	—	(36,041)
Capital maintenance expenditures	(44,273)	—	(44,273)
Advances to Jamul Tribe	(18,856)	—	(18,856)
Proceeds from sale of property and equipment	176	—	176
Investment in joint ventures	(1,000)	—	(1,000)
Decrease in cash in escrow	18,000	—	18,000
Acquisitions of businesses and gaming and other licenses, net of cash acquired	(88,185)	—	(88,185)
Net cash used in investing activities	(170,179)	—	(170,179)
Financing activities
Proceeds from exercise of options	6,034	—	6,034
Principal payments on financing obligation with GLPI	—	(21,855)	(21,855)
Principal payments on long-term debt	(13,866)	—	(13,866)
Proceeds from insurance financing	14,816	—	14,816
Payments on insurance financing	(9,965)	—	(9,965)
Tax benefit from stock options exercised	9,591	—	9,591
Net cash provided (used) by financing activities	6,610	(21,855)	(15,245)
Net (decrease) in cash and cash equivalents	(41,696)	—	(41,696)
Cash and cash equivalents at beginning of year	292,995		292,995
Cash and cash equivalents at end of year	$251,299	$—	$251,299

Supplemental disclosure
Interest expense paid, net of amounts capitalized	$21,187	$188,072	$209,259
Income taxes paid	$3,030	$—	$3,030

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

Gaming and Racing Taxes

The Company is subject to gaming and pari-mutuel taxes based on gross gaming revenue and pari-mutuel revenue in the jurisdictions in which it operates. The Company primarily recognizes gaming and pari-mutuel tax expense based on the statutorily required percentage of revenue that is required to be paid to state and local jurisdictions in the states where or in which wagering occurs. In certain states in which the Company operates, gaming taxes are based on graduated rates. The Company records gaming tax expense at the Company’s estimated effective gaming tax rate for the year, considering estimated taxable gaming revenue and the applicable rates. Such estimates are adjusted each interim period. If gaming tax rates change during the year, such changes are applied prospectively in the determination of gaming tax expense in future interim periods. Finally, the Company recognizes purse expense based on the statutorily required percentage of revenue that is required to be paid out in the form of purses to the winning owners of horse races run at the Company’s racetracks in the period in which wagering occurs. For the three and six months ended June 30, 2015, these expenses, which are recorded primarily within gaming expense in the condensed consolidated statements of income, were $244.5 million and $471.5  million, as compared to $223.3 million and $440.0 million for the three and six months ended June 30, 2014, respectively.

Failed Spin-Off-Leaseback Financing Obligation

The Company’s spin-off of real property assets and corresponding Master Lease Agreement with GLPI on November 1, 2013 did not meet all of the requirements for sale-leaseback accounting treatment under Accounting Standards Codification (ASC) 840 “Leases” and therefore is accounted for as a financing obligation rather than a distribution of assets followed by an operating lease.  Specifically, the Master Lease contains provisions that would indicate the Company has prohibited forms of continuing involvement in the leased assets which are not a normal leaseback.  As a result of the failed spin-off-leaseback accounting, the Company calculated a financing obligation at the inception of the Master Lease based on the future minimum lease payments discounted at 9.70%.  The discount rate represents the estimated incremental borrowing rate over the lease term of 35 years, which included renewal options that were reasonably assured of being exercised given the high percentage of the Company’s earnings that are derived from the Master Lease properties operations to the Company and the lack of alternative economically feasible leasing options for such real estate.  The minimum lease payments are recorded as interest expense and in part as a payment of principal reducing the financing obligation.  Contingent rentals are recorded as additional interest expense.  The real property assets in the transaction remain on the consolidated balance sheets and continue to be depreciated over their remaining useful lives.

Payments related to the Master Lease

As of June 30, 2015, the Company financed with GLPI real property assets associated with eighteen of the Company’s gaming and related facilities used in the Company’s operations.

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

Total payments under the Master Lease for the three and six months ended June 30, 2015 was $109.5 million and $218.4 million, as compared to $104.6 million and $208.9 million for the three and six months ended June 30, 2014, respectively.

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

Since the Company’s preferred shareholders are not obligated to fund the losses of the Company nor is the contractual principal of the Series C Preferred Stock reduced as a result of losses incurred by the Company, no allocation of the Company’s undistributed losses resulting from the net loss for the three and six months ended June 30, 2014 is required. As such, since the Company reported a net loss for the three and six months ended June 30, 2014, it was required by ASC 260 to use basic weighted-average common shares outstanding, rather than diluted weighted-average common shares outstanding, when calculating diluted EPS.

The following table sets forth the allocation of net income for the three and six months ended June 30, 2015 under the two-class method:

	Three Months	Six Months
	Ended June 30,	Ended June 30,
	2015	2015
	(Restated)	(Restated)
	(in thousands)

Net income	$2,983	$4,852
Net income applicable to preferred stock	291	474
Net income applicable to common stock	$2,692	$4,378

The following table reconciles the weighted-average common shares outstanding used in the calculation of basic EPS to the weighted-average common shares outstanding used in the calculation of diluted EPS for the three and six months ended June 30, 2015:

	Three Months Ended June 30,	Six Months Ended June 30,
	2015	2015
	(in thousands)
Determination of shares:
Weighted-average common shares outstanding	79,758	79,580
Assumed conversion of dilutive employee stock-based awards	2,298	2,301
Assumed conversion of restricted stock	49	60
Diluted weighted-average common shares outstanding before participating security	82,105	81,941
Assumed conversion of preferred stock	8,624	8,624
Diluted weighted-average common shares outstanding	90,729	90,565

Options to purchase 1,604,583 and 7,217,679 shares were outstanding during the six months ended June 30, 2015 and 2014, respectively, but were not included in the computation of diluted EPS because they were antidilutive.

The following tables present the calculation of basic and diluted EPS for the Company’s common stock for the three and six months ended June 30, 2015 and 2014 (in thousands, except per share data):

	Three Months	Six Months Ended
	Ended June 30,	June 30,
	2015	2015
	(Restated)	(Restated)

Calculation of basic EPS:
Net income applicable to common stock	$2,692	$4,378
Weighted-average common shares outstanding	79,758	79,580
Basic EPS	$0.03	$0.06

Calculation of diluted EPS using two-class method:
Net income applicable to common stock	$2,692	$4,378
Diluted weighted-average common shares outstanding before participating security	82,105	81,941
Diluted EPS	$0.03	$0.05

	Three months ended June 30, 2014	Six months ended June 30, 2014
	(Restated)	(Restated)
Calculation of basic and diluted EPS:
Net loss	$(19,273)	$(18,693)
Weighted-average common shares outstanding	78,458	78,189
Basic and Diluted EPS	$(0.25)	$(0.24)

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

The West reportable segment consists of the following properties: Zia Park Casino and the M Resort, as well as the Hollywood Casino Jamul — San Diego project with the Jamul Indian Village, which the Company anticipates completing in mid-2016.  This segment will also include the results of Tropicana Las Vegas Hotel and Casino (“Tropicana Las Vegas”) once this acquisition is consummated.

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

See Note 10 for further information with respect to the Company’s segments.

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

4.  New Accounting Pronouncements

In April 2015, the FASB issued revised guidance to simplify the presentation of debt issuance costs in the balance sheet.  The revised guidance requires debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with the existing presentation of debt discounts.  The recognition and measurement guidance for debt issuance costs are not affected by this revised guidance, and therefore there is no impact to the statement of income.  The revised guidance is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption of this revised guidance is permitted for financial statements that have not been previously issued. An entity should apply the revised guidance on a retrospective basis, wherein the balance sheet of each individual period presented should be adjusted to reflect the period-specific effects of applying the revised guidance. The

Company has elected to early adopt the revised guidance and as such debt issuance costs are now presented as a direct reduction of long-term debt on the Company’s condensed consolidated balance sheets.  See Note 7 for further information regarding debt issuance costs.

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

5.  Pending Acquisition

On April 29, 2015, the Company announced that it entered into a definitive agreement to acquire the Tropicana Las Vegas Hotel and Casino for approximately $360 million.  We believe the planned acquisition will fulfill an important long-term strategic objective of establishing a presence on the Las Vegas Strip.  The Tropicana Las Vegas is a quality facility situated on 35 acres of land located on the Las Vegas Strip with 1,467 remodeled guest rooms and suites, a 50,000 square foot casino gaming floor featuring 844 slot and video poker machines and 38 table games including blackjack, mini-baccarat, craps and roulette, three full-service restaurants, a 1,200 seat performance theater, a 300 seat comedy club, a nightclub, beach club and 2,950 parking spaces.  The transaction is subject to customary closing conditions and regulatory approvals.  The purchase price will be funded by revolving commitments under the Company’s existing senior secured credit facility and approximately $280 million of incremental commitments under an amended senior secured credit facility.  The acquisition is expected to close later this year, subject to the timing of regulatory approvals and other closing conditions.

6.  Property and Equipment

Property and equipment, net, consists of the following:

	June 30,	December 31,
	2015	2014
	(Restated)	(Restated)
	(in thousands)

Property and equipment - non-leased
Land and improvements	$56,702	$42,350
Building and improvements	294,187	173,043
Furniture, fixtures, and equipment	1,259,639	1,213,143
Leasehold improvements	123,384	120,984
Construction in progress	8,820	69,367
	1,742,732	1,618,887
Less accumulated depreciation	(1,040,643)	(988,490)
	702,089	630,397

Property and equipment - leased
Land and improvements	382,566	382,702
Building and improvements	2,219,018	2,219,018
	2,601,584	2,601,720
Less accumulated depreciation	(608,731)	(562,385)
	1,992,853	2,039,335
Property and equipment, net	$2,694,942	$2,669,732

Property and equipment, net increased by $25.2 million for the six months ended June 30, 2015 primarily due to the City of Lawrenceburg’s conveyance of a hotel and event center near Hollywood Casino Lawrenceburg (see Note 7 for further detail) and construction costs for the development of Plainridge Park Casino as well as normal capital maintenance expenditures, all of which were partially offset by depreciation expense for the six months ended June 30, 2015.

Depreciation expense totaled $62.3 million and $125.6 million for the three and six months ended June 30, 2015, of which $23.2 million and $46.3 million related to assets under the Master Lease, as compared to $64.7 million and $129.5 million for the three and six months ended June 30, 2014, of which $22.1 and $44.4 million related to assets under the Master Lease, respectively.  Interest capitalized in connection with major construction projects was $1.2 million and $1.8 million for the three and six months ended June 30, 2015, as compared to $0.1 million and $0.2 million for the three and six months ended June 30, 2014, respectively.

7.  Long-term Debt

Long-term debt, net of current maturities, is as follows:

	June 30,	December 31,
	2015	2014
	(Restated)	(Restated)
	(in thousands)

Senior secured credit facility	$813,750	$807,500
$300 million 5.875% senior unsecured notes due November 1, 2021	300,000	300,000
Other long term obligations	150,300	135,000
Capital leases	25,115	25,137
	1,289,165	1,267,637
Less current maturities of long-term debt	(44,015)	(30,853)
Less discount on senior secured credit facility Term Loan B	(972)	(1,056)
Less debt issuance costs, net of accumulated amortization of $9.7 million and $6.8 million, respectively	(22,228)	(25,151)
	$1,221,950	$1,210,577

The following is a schedule of future minimum repayments of long-term debt as of June 30, 2015 (in thousands):

Within one year	$44,015
1-3 years	151,891
3-5 years	478,478
Over 5 years	614,781
Total minimum payments	$1,289,165

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

Other Long Term Obligations

Other long term obligations at June 30, 2015 of $150.3 million included $135.0 million related to the relocation fees for Hollywood Gaming at Dayton Raceway and Hollywood Gaming at Mahoning Valley Race Course and $15.3 million related to the repayment obligation of a hotel and event center located near Hollywood Casino Lawrenceburg; all of which are more fully described below.

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

Capital Leases

Capital leases are primarily comprised of a ten year corporate airplane lease that expires in August 2016, which has a ten year renewal option.  The lease obligation has been recorded at the lessor’s initial cost of the plane, of $24.9 million at both June 30, 2015 and December 31, 2014, since the agreement has broad based default provisions that could result in potential damages equal to this amount.  The lease obligation was classified as a capital lease based on the provisions of ASC 840 “Leases” which requires that the remedies for events of default under the provision described in this scenario be included in the minimum lease payment calculation for purposes of lease classification and that the probability of such an event of default will occur is not relevant to this determination.

Debt Issuance Costs

As discussed in Note 4, the Company elected to early adopt accounting guidance issued in April 2015 to simplify the presentation of debt issuance costs.  This change in accounting principle was implemented retrospectively as of March 31, 2015.  Debt issuance costs that are incurred by the Company in connection with the issuance of debt are deferred and amortized to interest expense using the effective interest method over the contractual term of the underlying indebtedness.  The Company has reclassified debt issuance costs as a direct reduction to the related debt obligation which had the effect of lowering other assets and long-term debt by $22.2 million and $25.2 million as of June 30, 2015 and December 31, 2014, respectively.

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

8.  Master Lease Financing Obligation (Restatement)

The Company’s lease obligation with GLPI is accounted for as a financing obligation. The obligation was calculated at the inception of the transaction based on the future minimum lease payments due to GLPI under the Master Lease discounted at 9.70%, which represents the estimated incremental borrowing rate over the lease term, including renewal options that were reasonably assured of being exercised, and the funded construction of certain leased real estate assets in development at the date of the Spin-Off. Total payments under the Master Lease for the three and six months ended June 30, 2015 were $109.5 million and $218.4 million as compared to $104.6 million and $208.9 million for the three and six months ended June 30, 2014, respectively. The interest expense recognized for the three and six months ended June 30, 2015 was $97.7 million and $194.1 million as compared to $94.0 million and $187.1 million for the three and six months ended June 30, 2014, respectively.  The interest expense recognized for the three and six months ended June 30, 2015 includes $11.4 million and $22.1 million from contingent payments associated with the monthly variable components for Hollywood Casino Columbus and Hollywood Casino Toledo, as compared to $10.5 million and $20.7 million for the three and six months ended June 30, 2014, respectively, as well as $0.8 million and $1.6 million from contingent payments associated with the annual escalator during the three and six months ended June 30, 2015.

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

Three months ended June 30, 2015	East/Midwest	West	Southern Plains	Other (1)	Total
	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)
Income (loss) from operations	$101,013	$15,728	$57,044	$(50,424)	$123,361
Charge for stock compensation	—	—	—	2,337	2,337
Depreciation and amortization	24,527	2,086	10,697	24,965	62,275
Plainridge contingent purchase price	356				356
(Gain) loss on disposal of assets	78	144	19	130	371
Income from unconsolidated affiliates	—	—	4,401	(247)	4,154
Non-operating items for Kansas JV	—	—	2,528	—	2,528
Adjusted EBITDA	$125,974	$17,958	$74,689	$(23,239)	$195,382

Three months ended June 30, 2014	East/Midwest	West	Southern Plains	Other (1)	Total
	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)
Income (loss) from operations	$81,868	$15,308	$49,836	$(41,545)	$105,467
Charge for stock compensation	—	—	—	2,517	2,517
Impairment Losses	4,560	—	—	—	4,560
Depreciation and amortization	25,911	1,692	17,573	24,698	69,874
(Gain) loss on disposal of assets	(30)	—	39	(6)	3
Income from unconsolidated affiliates	—	—	2,621	(1,148)	1,473
Non-operating items for Kansas JV	—	—	2,939	—	2,939
Adjusted EBITDA	$112,309	$17,000	$73,008	$(15,484)	$186,833

Six months ended June 30, 2015	East/Midwest	West	Southern Plains	Other (1)	Total
	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)
Income (loss) from operations	$191,878	$31,254	$112,428	$(100,510)	$235,050
Charge for stock compensation	—	—	—	4,421	4,421
Depreciation and amortization	49,910	4,259	21,480	49,995	125,644
Plainridge contingent purchase price	707	—	—	—	707
(Gain) loss on disposal of assets	(44)	324	120	125	525
Income from unconsolidated affiliates	—	—	8,189	(53)	8,136
Non-operating items for Kansas JV	—	—	5,278	—	5,278
Adjusted EBITDA	$242,451	$35,837	$147,495	$(46,022)	$379,761

Six months ended June 30, 2014	East/Midwest	West	Southern Plains	Other (1)	Total
	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)
Income (loss) from operations	$159,591	$32,250	$101,174	$(85,034)	$207,981
Charge for stock compensation	—	—	—	5,096	5,096
Impairment Losses	4,560	—	—	—	4,560
Depreciation and amortization	52,734	3,241	34,824	49,260	140,059
(Gain) loss on disposal of assets	(117)	65	17	(12)	(47)
Income from unconsolidated affiliates	—	—	5,074	(1,118)	3,956
Non-operating items for Kansas JV	—	—	5,860	—	5,860
Adjusted EBITDA	$216,768	$35,556	$146,949	$(31,808)	$367,465

	East/Midwest	West	Southern Plains	Other (1)	Total
	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)
	(in thousands)
Three months ended June 30, 2015
Net revenues	$417,756	$63,664	$213,689	$5,847	$700,956
Capital expenditures	60,150	2,363	8,003	1,184	71,700

Three months ended June 30, 2014
Net revenues	$361,357	$59,033	$224,726	$7,030	$652,146
Capital expenditures	16,988	9,617	13,990	2,678	43,273

Six months ended June 30, 2015
Net revenues	$804,300	$126,250	$423,958	$10,586	$1,365,094
Capital expenditures	98,724	5,214	14,451	2,100	120,489

Six months ended June 30, 2014
Net revenues	$710,805	$119,953	$448,483	$13,985	$1,293,226
Capital expenditures	27,098	16,047	33,333	3,836	80,314

Balance sheet at June 30, 2015
Total assets	1,113,643	331,923	1,049,252	2,250,058	4,744,876
Investment in and advances to unconsolidated affiliates	91	—	109,658	63,977	173,726
Goodwill and other intangible assets, net	427,449	143,386	716,206	4,078	1,291,119

Balance sheet at December 31, 2014
Total assets	1,007,162	287,551	1,076,290	2,293,891	4,664,894
Investment in and advances to unconsolidated affiliates	94	—	115,469	63,988	179,551
Goodwill and other intangible assets, net	427,335	143,242	718,982	4,078	1,293,637

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

11.  Income Taxes

At June 30, 2015 and December 31, 2014, the Company had a net deferred tax liability balance of $55.4 million and $38.3 million, respectively, within its condensed consolidated balance sheets.  The Company accounts for income taxes in accordance with ASC 740 “Income Taxes”.  Under ASC 740, deferred tax assets and liabilities are determined based on the differences between the financial statement carrying amount and the tax bases of existing assets and liabilities and are measured at the prevailing enacted tax rates that will be in effect when these differences are settled or realized.  ASC 740 also requires that deferred tax assets be reduced by a valuation allowance if it is more-likely-than-not that some portion or all of the deferred tax assets will not be realized.  In the fourth quarter of 2013, the Company concluded that as a result of the failed spin-off-leaseback accounting treatment which resulted in a significant increase to its deferred tax assets, a valuation allowance should be recorded on the Company’s deferred tax assets given the significant negative evidence associated with being in or expecting to be in a three year cumulative pre-tax loss position and the insufficient objectively verifiable positive evidence to support the realization of the Company’s deferred tax assets.  This resulted in an increase to the Company’s income tax provision of $8.0 million and $13.1 million for the three and six months ended June 30, 2015, respectively, and $16.5 million and $16.7 million for the three and six months ended June 30, 2014, respectively.

The Company calculates the provision for income taxes during interim reporting periods by applying an estimate of the annual effective tax rate (“ETR”) to the full year projected pretax book income or loss excluding certain discrete items. The Company’s ETR (income taxes as a percentage of income from operations before income taxes) was 84.46% and 84.59% for the three and six months ended June 30, 2015, primarily due to the year-over-year increase in pre-tax earnings that had a favorable impact to our effective rate compared to the three and six months ended June 30, 2014 whose effective tax rate was not meaningful due to the low levels of pretax income recorded in these periods.  The increase in the valuation allowance recorded since December 31, 2014 increased our current year quarterly and year to date effective tax rate by approximately 43%.

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

Other long term obligations at June 30, 2015 include the relocation fees for Hollywood Gaming at Dayton Raceway and Hollywood Gaming at Mahoning Valley Race Course and the repayment obligation of a hotel and event center located near Hollywood Casino Lawrenceburg.  The fair value of the relocation fees for Hollywood Gaming at Dayton Raceway and Hollywood Gaming at Mahoning Valley Race Course approximates its carrying value as the discount rate of 5.0% approximates the market rate of similar debt instruments and as such is a Level 2 measurement.  Finally, the fair value of the repayment obligation for the hotel and event center is estimated based on a rate consistent with comparable municipal bonds and as such is a Level 2 measurement.  See Note 7 for further details regarding the Company’s other long term obligations.

Other liabilities

Other liabilities at June 30, 2015 include the contingent purchase price consideration related to the purchase of Plainridge Racecourse.  The fair value of the Company’s contingent purchase price consideration related to its Plainridge Racecourse acquisition is estimated based on an income approach using a discounted cash flow model and as such is a Level 3 measurement.  At each reporting period, the Company assesses the fair value of this obligation and changes in its value are recorded in earnings. The amount included in general and administrative expense related to the change in fair value of this obligation was $0.3 million and $0.7 million for the three and six months ended June 30, 2015, respectively

The carrying amounts and estimated fair values by input level of the Company’s financial instruments at June 30, 2015 and December 31, 2014 are as follows (in thousands):

	June 30, 2015
	Carrying
	Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$233,118	$233,118	$233,118	$—	$—
Financial liabilities:
Long-term debt
Senior secured credit facility	794,619	805,901	700,901	105,000	—
Senior unsecured notes	295,931	300,000	300,000	—	—
Other long-term obligations	150,300	147,679	—	147,679	—
Other liabilities	19,896	19,896	—	—	19,896

	December 31, 2014
	Carrying
	Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$208,673	$208,673	$208,673	$—	$—
Financial liabilities:
Long-term debt
Senior secured credit facility	785,683	799,556	714,556	85,000	—
Senior unsecured notes	295,610	276,000	276,000	—	—
Other long-term obligations	135,000	135,000	—	135,000	—
Other liabilities	19,189	19,189	—	—	19,189

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As described in Note 2 to the condensed consolidated financial statements in Item 1 of this form 10-Q/A, the Company restated its financial statements for the years ended December 31, 2014, and 2013 and the interim periods ended March 31, 2014, June 30, 2014, September 30, 2014, March 31, 2015 and June 30, 2015.  The impact of the restatement is reflected in Management’s Discussion and Analysis of Financial Condition and Results of Operations below.

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

We operate a geographically diversified portfolio comprised largely of new and well maintained regional gaming facilities. This has allowed us to develop what we believe to be a solid base for future growth opportunities. We have also made investments in joint ventures that we believe may allow us to capitalize on additional gaming opportunities in certain states if legislation or referenda are passed that permit and/or expand gaming in these jurisdictions and we are selected as a licensee. Historically, the Company has been reliant on certain key regional gaming markets (for example, its results from Hollywood Casino at Charles Town Races and Hollywood Casino Lawrenceburg). Over the past several years, the Company has diversified its operations via development of new facilities and acquisitions and anticipates further diversifying its reliance on specific properties in connection with its current development pipeline.  For example, we expect that our recent opening in Plainville, Massachusetts is anticipated to increase our ability to generate free cash flow since this property is not part of the Master Lease and as such does not have a rental obligation associated with it.

Financial Highlights:

We reported net revenues and income from operations of $701.0 million and $123.4 million, respectively, for the three months ended June 30, 2015, compared to $652.1 million and $105.5 million, respectively, for the corresponding period in the prior year and net revenues and income from operations of $1,365.1 million and $235.1 million, respectively, for the six months ended June 30, 2015 compared to $1,293.2 million and $208.0 million, respectively for the corresponding period in the prior year.  The major factors affecting our results for the three and six months ended June 30, 2015, as compared to the three and six months ended June 30, 2014, were:

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

•                  Higher general and administrative expenses from corporate overhead costs of $8.4 million and $15.0 million for the three and six months ended June 30, 2015, respectively, compared to the corresponding period in the prior year, primarily due to higher cash-settled stock-based compensation charges of $6.4 million and $13.8 million mainly due to stock price increases for Penn and GLPI common stock during 2015 compared to stock price declines in 2014 as well as higher bonus and other accruals during the six months ended June 30, 2015 as compared to the corresponding period in 2014.

•                 Net income increased by $22.3 million and $23.5 million for the three and six months ended June 30, 2015, respectively, as compared to the three and six months ended June 30, 2014, primarily due to the variances explained above, as well as lower depreciation expense, higher income from unconsolidated affiliates and higher interest income, partially offset by higher interest expense incurred under our financing obligation to GLPI.

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

West

•                  On April 5, 2013, we announced that, subject to final National Indian Gaming Commission approval, we and the Jamul Tribe had entered into definitive agreements (including management, development, branding and lending arrangements) to jointly develop a Hollywood Casino branded gaming facility on the Jamul Tribe’s trust land in San Diego County, California. The Hollywood Casino Jamul-San Diego facility is located approximately 20 miles east of downtown San Diego. We recently increased the overall construction budget by $30 million to $390 million for this state of the art development project which will include a three-story gaming and entertainment facility of approximately 200,000 square feet featuring over 1,700 slot machines, 43 live table games, including poker, multiple restaurants, bars and lounges and a partially enclosed parking structure with over 1,800 spaces. In mid-January 2014, we announced the commencement of construction activities at the site and in June 2015, we announced the “Topping Out” marking the halfway point of construction.  It is anticipated that the facility will open in mid-2016. We currently provide financing to the Jamul Tribe in connection with the project and, upon opening, we will manage and provide branding for the casino in exchange for a management fee equal to 30% of the casino’s pretax income, a licensing fee of 1.5% of gross gaming revenues for use of the Hollywood Casino brand, as well as interest on funds advanced by the Company to develop the project.

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

The consolidated results of operations for the three and six months ended June 30, 2015 and 2014 are summarized below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(Restated)	(Restated)	(Restated)	(Restated)
	(in thousands)
Revenues:
Gaming	$618,919	$576,158	$1,210,255	$1,146,841
Food, beverage and other	117,421	110,574	226,184	215,444
Management service fee	2,816	3,105	4,743	5,563
Revenues	739,156	689,837	1,441,182	1,367,848
Less promotional allowances	(38,200)	(37,691)	(76,088)	(74,622)
Net revenues	700,956	652,146	1,365,094	1,293,226

Operating expenses:
Gaming	313,616	284,107	608,511	567,375
Food, beverage and other	82,803	80,403	160,732	157,941
General and administrative	118,901	107,735	235,157	215,310
Depreciation and amortization	62,275	69,874	125,644	140,059
Impairment Losses	—	4,560	—	4,560
Total operating expenses	577,595	546,679	1,130,044	1,085,245
Income from operations	$123,361	$105,467	$235,050	$207,981

Certain information regarding our results of operations by segment for the three and six months ended June 30, 2015 and 2014 is summarized below:

	Net Revenues		Income (loss) from Operations
Three Months Ended June 30,	2015	2014	2015	2014
			(Restated)	(Restated)
	(in thousands)

East/Midwest	$417,756	$361,357	$101,013	$81,868
West	63,664	59,033	15,728	15,308
Southern Plains	213,689	224,726	57,044	49,836
Other	5,847	7,030	(50,424)	(41,545)
Total	$700,956	$652,146	$123,361	$105,467

	Net Revenues		Income (loss) from Operations
Six Months Ended June 30,	2015	2014	2015	2014
			(Restated)	(Restated)
	(in thousands)

East/Midwest	$804,300	$710,805	$191,878	$159,591
West	126,250	119,953	31,254	32,250
Southern Plains	423,958	448,483	112,428	101,174
Other	10,586	13,985	(100,510)	(85,034)
Total	$1,365,094	$1,293,226	$235,050	$207,981

Adjusted EBITDA

Adjusted EBITDA is used by management as the primary measure of the Company’s operating performance. We define adjusted EBITDA as earnings before interest, taxes, stock compensation, debt extinguishment charges, impairment charges, insurance recoveries and deductible charges, depreciation and amortization, changes in the estimated fair value of contingent purchase price to the previous owners of Plainridge Racecourse, gain or loss on disposal of assets, and other income or expenses. Adjusted EBITDA is also inclusive of income or loss from unconsolidated affiliates, with our share of non-operating items (such as depreciation and amortization) added back for our joint venture in Kansas Entertainment. Adjusted EBITDA has economic substance because it is used by management as a performance measure to analyze the performance of our business, and is especially relevant in evaluating large, long-lived casino projects because they provide a perspective on the current effects of operating decisions separated from the substantial non-operational depreciation charges and financing costs of such projects. We also present adjusted EBITDA because it is used by some investors and creditors as an indicator of the strength and performance of ongoing business operations, including our ability to service debt, fund capital expenditures, acquisitions and operations. These calculations are commonly used as a basis for investors, analysts and credit rating agencies to evaluate and compare operating performance and value companies within our industry. In addition, gaming companies have historically reported adjusted EBITDA as a supplement to financial measures in accordance with GAAP. In order to view the operations of their casinos on a more stand-alone basis, gaming companies, including us, have historically excluded from their adjusted EBITDA calculations certain corporate expenses that do not relate to the management of specific casino properties. However, adjusted EBITDA is not a measure of performance or liquidity calculated in accordance with GAAP. Adjusted EBITDA information is presented as a supplemental disclosure, as management believes that it is a widely used measure of performance in the gaming industry, is the principal basis for the valuation of gaming companies, and that it is considered by many to be a better indicator of the Company’s operating results than net income (loss) per GAAP. Management uses adjusted EBITDA as the primary measure of the operating performance of its segments, including the evaluation of operating personnel. Adjusted EBITDA should not be construed as alternatives to operating income, as indicators of the Company’s operating performance, as alternatives to cash flows from operating activities, as measures of liquidity, or as any other measures of performance determined in accordance with GAAP. The Company has significant uses of cash flows, including capital expenditures, interest payments, taxes and debt principal repayments, which are not reflected in adjusted EBITDA. It should also be noted that other gaming companies that report adjusted EBITDA information may calculate adjusted EBITDA in a different manner than the Company and therefore, comparability may be limited.

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

The reconciliation of the Company’s income from operations per GAAP to adjusted EBITDA, as well as the Company’s net income per GAAP to adjusted EBITDA, for the three and six months ended June 30, 2015 and 2014 was as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
	(Restated)	(Restated)	(Restated)	(Restated)
Net income	$2,983	$(19,273)	$4,852	$(18,693)
Income tax provision	16,221	20,111	26,636	22,112
Other	956	1,823	(2,133)	192
Income from unconsolidated affiliates	(4,154)	(1,473)	(8,136)	(3,956)
Interest income	(2,443)	(790)	(4,313)	(1,257)
Interest expense	109,798	105,069	218,144	209,583
Income from operations	$123,361	$105,467	$235,050	$207,981
Loss (gain) on disposal of assets	371	3	525	(47)
Impairment Losses	—	4,560	—	4,560
Charge for stock compensation	2,337	2,517	4,421	5,096
Plainridge contingent purchase price	356	—	707	—
Depreciation and amortization	62,275	69,874	125,644	140,059
Income from unconsolidated affiliates	4,154	1,473	8,136	3,956
Non-operating items for Kansas JV	2,528	2,939	5,278	5,860
Adjusted EBITDA	$195,382	$186,833	$379,761	$367,465

The reconciliation of each segment’s income (loss) from operations to adjusted EBITDA for the three and six months ended June 30, 2015 and 2014 was as follows (in thousands):

Three months ended June 30, 2015	East/Midwest	West	Southern Plains	Other	Total
	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)
Income (loss) from operations	$101,013	$15,728	$57,044	$(50,424)	$123,361
Charge for stock compensation	—	—	—	2,337	2,337
Depreciation and amortization	24,527	2,086	10,697	24,965	62,275
Plainridge contingent purchase price	356				356
(Gain) loss on disposal of assets	78	144	19	130	371
Income from unconsolidated affiliates	—	—	4,401	(247)	4,154
Non-operating items for Kansas JV	—	—	2,528	—	2,528
Adjusted EBITDA	$125,974	$17,958	$74,689	$(23,239)	$195,382

Three months ended June 30, 2014	East/Midwest	West	Southern Plains	Other	Total
	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)
Income (loss) from operations	$81,868	$15,308	$49,836	$(41,545)	$105,467
Charge for stock compensation	—	—	—	2,517	2,517
Impairment Losses	4,560	—	—	—	4,560
Depreciation and amortization	25,911	1,692	17,573	24,698	69,874
(Gain) loss on disposal of assets	(30)	—	39	(6)	3
Income from unconsolidated affiliates	—	—	2,621	(1,148)	1,473
Non-operating items for Kansas JV	—	—	2,939	—	2,939
Adjusted EBITDA	$112,309	$17,000	$73,008	$(15,484)	$186,833

Six months ended June 30, 2015	East/Midwest	West	Southern Plains	Other	Total
	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)
Income (loss) from operations	$191,878	$31,254	$112,428	$(100,510)	$235,050
Charge for stock compensation	—	—	—	4,421	4,421
Depreciation and amortization	49,910	4,259	21,480	49,995	125,644
Plainridge contingent purchase price	707	—	—	—	707
(Gain) loss on disposal of assets	(44)	324	120	125	525
Income from unconsolidated affiliates	—	—	8,189	(53)	8,136
Non-operating items for Kansas JV	—	—	5,278	—	5,278
Adjusted EBITDA	$242,451	$35,837	$147,495	$(46,022)	$379,761

Six months ended June 30, 2014	East/Midwest	West	Southern Plains	Other	Total
	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)
Income (loss) from operations	$159,591	$32,250	$101,174	$(85,034)	$207,981
Charge for stock compensation	—	—	—	5,096	5,096
Impairment Losses	4,560	—	—	—	4,560
Depreciation and amortization	52,734	3,241	34,824	49,260	140,059
(Gain) loss on disposal of assets	(117)	65	17	(12)	(47)
Income from unconsolidated affiliates	—	—	5,074	(1,118)	3,956
Non-operating items for Kansas JV	—	—	5,860	—	5,860
Adjusted EBITDA	$216,768	$35,556	$146,949	$(31,808)	$367,465

Adjusted EBITDA for our East/Midwest segment increased by $13.7 million, or 12.2%, and $25.7 million, or 11.8% for the three and six months ended June 30, 2015, respectively, as compared to the three and six months ended June 30, 2014, primarily due to the openings of Hollywood Gaming at Mahoning Valley Race Course on September 17, 2014 and Hollywood Gaming at Dayton Raceway on August 28, 2014, which together increased adjusted EBITDA by $16.9 million and $31.2 million for the three and six months ended June 30, 2015, respectively, compared to the corresponding period in the prior year, improved results from Hollywood Casino Columbus and Hollywood Casino Toledo and a property tax refund received in the first quarter of 2015 for $2.0 million, which were partially offset by decreased adjusted EBITDA at Hollywood Casino at Charles Town Races primarily due to competition discussed below, and increased pre-opening costs for Plainridge Park Casino of $6.2 million and $7.8 million for the three and six months ended June 30, 2015, respectively, compared to the corresponding periods in the prior year.

Adjusted EBITDA for our Southern Plains segment increased by $1.7 million, or 2.3%, and $0.5 million, or 0.4%, for the three and six months ended June 30, 2015, respectively, as compared to the three and six months ended June 30, 2014, primarily due to increased earnings related to growth in the market share of our joint venture in Kansas Entertainment and cost containment measures at Hollywood Casino Joliet, Hollywood Casino Gulf Coast, Argosy Casino Alton, Hollywood Casino Tunica and Boomtown Biloxi, both of which were partially offset by decreased adjusted EBITDA at Argosy Casino Sioux City of $1.4 million and $5.8 million for the three and six months ended June 30, 2015, respectively, compared to the corresponding period in the prior year, due to its closure on July 30, 2014, and decreased adjusted EBITDA at Hollywood Casino Aurora and Hollywood Casino St. Louis primarily due to additional competition and higher property taxes due to a $1.2 million property tax settlement in 2014.

Adjusted EBITDA for our West segment increased by $1.0 million, or 5.6%, and $0.3 million, or 0.8%, for the three and six months ended June 30, 2015, respectively, as compared to the three and six months ended June 30, 2014, primarily due to improved results from the M Resort and the addition of a new hotel at Zia Park Casino in August of 2014, partially offset by the impact of lower oil prices on this property since the local economy is tied to the oil industry.

Adjusted EBITDA for Other decreased by $7.8 million, or 50.1%, and $14.2 million, or 44.7%, for the three and six months ended June 30, 2015, respectively, as compared to the three and six months ended June 30, 2014, primarily due to increased corporate overhead costs of $9.4 million and $16.9 million for the three and six months ended June 30, 2015, respectively, primarily due to higher cash-settled stock-based compensation charges of $6.4 million and $13.8 million mainly due to stock price increases for Penn and GLPI common stock during 2015 compared to stock price declines in 2014, as well as increased bonus and other accruals during the three and six months ended June 30, 2015.  These amounts were partially offset by $1.4 million and $2.6 million of costs associated with the closure of Beulah Park and an unsuccessful bid by a joint venture with the Cordish Companies in New York during the three and six months June 30, 2014, respectively.

Revenues

Revenues for the three and six months ended June 30, 2015 and 2014 were as follows (in thousands):

				Percentage
Three Months Ended June 30,	2015	2014	Variance	Variance
Gaming	$618,919	$576,158	$42,761	7.4%
Food, beverage and other	117,421	110,574	6,847	6.2%
Management service fee	2,816	3,105	(289)	(9.3)%
Revenues	739,156	689,837	49,319	7.1%
Less promotional allowances	(38,200)	(37,691)	(509)	1.4%
Net revenues	$700,956	$652,146	$48,810	7.5%

				Percentage
Six Months Ended June 30,	2015	2014	Variance	Variance
Gaming	$1,210,255	$1,146,841	$63,414	5.5%
Food, beverage and other	226,184	215,444	10,740	5.0%
Management service fee	4,743	5,563	(820)	(14.7)%
Revenues	1,441,182	1,367,848	73,334	5.4%
Less promotional allowances	(76,088)	(74,622)	(1,466)	2.0%
Net revenues	$1,365,094	$1,293,226	$71,868	5.6%

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

Operating Expenses

Operating expenses for the three and six months ended June 30, 2015 and 2014 were as follows (in thousands):

				Percentage
Three Months Ended June 30,	2015	2014	Variance	Variance
	(Restated)	(Restated)	(Restated)	(Restated)
Gaming	$313,616	$284,107	$29,509	10.4%
Food, beverage and other	82,803	80,403	2,400	3.0%
General and administrative	118,901	107,735	11,166	10.4%
Depreciation and amortization	62,275	69,874	(7,599)	(10.9)%
Impairment losses	—	4,560	(4,560)	(100.0)%
Total operating expenses	$577,595	$546,679	$30,916	5.7%

				Percentage
Six Months Ended June 30,	2015	2014	Variance	Variance
	(Restated)	(Restated)	(Restated)	(Restated)
Gaming	$608,511	$567,375	$41,136	7.3%
Food, beverage and other	160,732	157,941	2,791	1.8%
General and administrative	235,157	215,310	19,847	9.2%
Depreciation and amortization	125,644	140,059	(14,415)	(10.3)%
Impairment losses	—	4,560	(4,560)	(100.0)%
Total operating expenses	$1,130,044	$1,085,245	$44,799	4.1%

Gaming expense

Gaming expense increased by $29.5 million, or 10.4%, and $41.1 million, or 7.3%, for the three and six months ended June 30, 2015, respectively, as compared to the three and six months ended June 30, 2014, primarily due to the variances explained below.

Gaming expense for our East/Midwest segment increased by $30.1 million, or 17.0%, and $48.0 million, or 13.6%, for the three and six months ended June 30, 2015, respectively, as compared to the three and six months ended June 30, 2014, primarily due to expenses of $23.0 million and $45.3 million for the three and six months ended June 30, 2015, respectively, from the openings of Hollywood Gaming at Mahoning Valley Race Course on September 17, 2014 and Hollywood Gaming at Dayton Raceway on August 28, 2014.  Additionally, the segment incurred higher pre-opening expenses related to Plainridge Park Casino of $6.2 million and $7.8 million for the three and six months ended June 30, 2015, respectively, compared to the corresponding periods in the prior year which were partially offset by a decrease in gaming taxes resulting from decreased taxable gaming revenue discussed above at Hollywood Casino Lawrenceburg.

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

General and administrative expenses increased by $11.2 million, or 10.4%, and $19.8 million, or 9.2%, for the three and six months ended June 30, 2015, as compared to the three and six months ended June 30, 2014, primarily due to the variances explained below.

General and administrative expenses for Other increased by $7.5 million, or 39.3%, and $13.5 million and 33.8%, for the three and six months ended June 30, 2015, respectively, as compared to the corresponding period in the prior year.  This resulted from increased corporate overhead costs of $8.4 million and $15.0 million for the three and six months ending June 30, 2015, respectively, primarily due to higher cash-settled stock-based compensation charges of $6.4 million and $13.8 million mainly due to stock price increases for Penn and GLPI common stock during 2015 compared to stock price declines in 2014 as well as higher bonus and other accruals during the six months ended June 30, 2015 as compared to the corresponding period in 2014.

General and administrative expenses for our East/Midwest segment increased by $8.7 million, or 23.2%, and $13.0 million, or 17.1%, for the three and six months ended June 30, 2015, respectively, as compared to the three and six months ended June 30, 2014, primarily due to the openings of Hollywood Gaming at Mahoning Valley Race Course on September 17, 2014, Hollywood Gaming at Dayton Raceway on August 28, 2014 and Plainridge Park Casino on June 24, 2015, partially offset by a property tax refund received in the first quarter of 2015 for $2.0 million.

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

Depreciation and amortization expense

Depreciation and amortization expense decreased by $7.6 million, or 10.9%, and $14.4 million, or 10.3%, for the three and six months ended June 30, 2015, respectively, as compared to the three and six months ended June 30, 2014, primarily due to the closure of Argosy Casino Sioux City on July 30, 2014, which had $4.9 million and $9.9 million of depreciation expense for the three and six months ended June 30, 2014, respectively.  Additionally, we recorded lower depreciation expense at Hollywood Casino Lawrenceburg primarily due to assets purchased for the 2009 expansion being fully depreciated in July 2014 and decreased depreciation expense at Hollywood Casino at Penn National Race Course primarily due to assets purchased for the 2008 opening being fully depreciated in February 2015, which were partially offset by the openings of Hollywood Gaming at Mahoning Valley Race Course and Hollywood Gaming at Dayton Raceway in the third quarter of 2014 and Plainridge Park Casino in the second quarter 2015.

Impairment losses

During the three months ended June 30, 2014, the Company recorded a pre-tax impairment charge of $4.6 million in our East/Midwest segment to write-down certain idle assets to an estimated salvage value.

Other income (expenses)

Other income (expenses) for the three and six months ended June 30, 2015 and 2014 were as follows (in thousands):

				Percentage
Three Months Ended June 30,	2015	2014	Variance	Variance
	(Restated)	(Restated)	(Restated)	(Restated)
Interest expense	$(109,798)	$(105,069)	$(4,729)	4.5%
Interest income	2,443	790	1,653	209.2%
Income from unconsolidated affiliates	4,154	1,473	2,681	182.0%
Other	(956)	(1,823)	867	(47.6)%
Total other expenses	$(104,157)	$(104,629)	$472	(0.5)%

Six Months Ended June 30,	2015	2014	Variance	Variance
	(Restated)	(Restated)	(Restated)	(Restated)
Interest expense	$(218,144)	$(209,583)	$(8,561)	4.1%
Interest income	4,313	1,257	3,056	243.1%
Income from unconsolidated affiliates	8,136	3,956	4,180	105.7%
Other	2,133	(192)	2,325	(1,210.9)%
Total other expenses	$(203,562)	$(204,562)	$1,000	(0.5)%

Interest expense

Interest expense increased by $4.7 million and $8.6 million for the three and six months ended June 30, 2015, respectively, as compared to the three and six months ended June 30, 2014, primarily due to higher interest expense of $3.7 million and $7.0 million incurred under our financing obligation to GLPI due to a higher GLPI financing obligation balance due to the completion of the real estate construction costs for Hollywood Gaming at Dayton Raceway and Hollywood Gaming at Mahoning Valley Race Course funded by GLPI and the accretion of the relocation fees associated with our two racinos in Ohio, both of which opened in the third quarter of 2014, (See Note 7 to the condensed consolidated financial statements), partially offset by higher capitalized interest and lower interest rates on the Term Loan A portion of the senior secured credit facility for the three and six months ended June 30, 2015, compared to the corresponding periods in the prior year.

Interest income

Interest income increased by $1.7 million and $3.1 million for the three and six months ended June 30, 2015, respectively, as compared to the three and six months ended June 30, 2014, primarily due to higher interest accrued on the note receivable with the Jamul Tribe.

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

Taxes

The Company calculates the provision for income taxes during interim reporting periods by applying an estimate of the annual effective tax rate (“ETR”) to the full year projected pretax book income or loss excluding certain discrete items. The Company’s ETR (income taxes as a percentage of income from operations before income taxes) was 84.46% and 84.59% for the three and six months ended June 30, 2015, primarily due to the year-over-year increase in pre-tax earnings that had a favorable impact to our effective rate compared to the three and six months ended June 30, 2014 whose effective tax rate was not meaningful due to the low levels of pretax income recorded in these periods.  The increase in the valuation allowance recorded since December 31, 2014 increased our quarterly and year to date effective tax rate by approximately 43%.

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

Net cash provided by operating activities totaled $199.7 million and $143.7 million for the six months ended June 30, 2015 and 2014, respectively.  The increase in net cash provided by operating activities of $56.0 million for the six months ended June 30, 2015, compared to the corresponding period in the prior year, was comprised primarily of an increase in cash receipts from customers of $94.0 million, offset by an increase in cash paid to suppliers and vendors of $41.7 million. The increase in cash receipts collected from our customers for the six months ended June 30, 2015 compared to the prior year was primarily due to the openings of Hollywood Gaming at Mahoning Valley Race Course on September 17, 2014 and Hollywood Gaming at Dayton Raceway on August 28, 2014, partially offset by the closure of Argosy Casino Sioux City on July 30, 2014. The increase in cash paid to suppliers and vendors for the six months ended June 30, 2015 compared to the prior year was primarily due to the openings of Hollywood Gaming at Mahoning Valley Race Course on September 17, 2014, Hollywood Gaming at Dayton Raceway on August 28, 2014 and Plainridge Park Casino on June 24, 2015, which were partially offset by the closure of Argosy Casino Sioux City on July 30, 2014.

Net cash used in investing activities totaled $163.1 million and $170.2 million for the six months ended June 30, 2015 and 2014, respectively. The decrease in net cash used in investing activities of $7.1 million for the six months ended June 30, 2015, compared to the corresponding period in the prior year, was primarily due to our Massachusetts gaming license payment of $25.0 million in March 2014, the acquisition of Plainridge Racecourse in April 2014 for $42.0 million, $20 million in gaming license fees related to the new Ohio racinos and decreased capital maintenance expenditures of $14.1 million, all of which were partially offset by increased capital project expenditures of $54.3 million primarily due to the development of Plainridge Park Casino, which opened in June 2015, increased advances to the Jamul Tribe of $19.6 million, and cash in escrow of $4.0 million related to the pending acquisition of Tropicana Las Vegas compared to a return of cash escrow in the first quarter of 2014 of $18.0 million.

Net cash used in financing activities totaled $12.1 million and $15.2 million for the six months ended June 30, 2015 and 2014, respectively. The decrease in net cash used in financing activities of $3.1 million for the six months ended June 30, 2015, compared to the corresponding period in the prior year, was primarily due to higher net borrowings on our long-term debt of $20.1 million, partially offset by increased principal payments of $2.4 million on the financing obligation with GLPI and lower proceeds from insurance financing of $13.9 million.

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

Hollywood Gaming at Mahoning Valley Race Course, with a $161 million budget, inclusive of a $75 million relocation fee and $50 million license fee, opened on September 17, 2014. Hollywood Gaming at Dayton Raceway, with a $165 million budget, inclusive of a $75 million relocation fee and $50 million license fee (both of which were recorded as an indefinite lived intangible asset), opened on August 28, 2014. The $75 million relocation fee for each Ohio racetrack is based on the present value of the contractual obligation, of which $7.5 million was paid upon opening, with 18 additional semi-annual payments of $4.8 million due beginning one year after opening. For the license fee for each Ohio racetrack, we paid $10 million in the second quarter of 2014 as well as $15 million upon opening and will pay the remaining license fee of $25 million on the one year anniversary of the commencement of gaming.  As of June 30, 2015, Penn has incurred cumulative costs of $71.8 million and $64.0 million for the Mahoning Valley facility and the Dayton facility, respectively, which includes the payments made to date for the relocation fee and license fee previously mentioned.  As part of the spin-off transaction that was effective November 1, 2013, GLPI was responsible for certain real estate related construction costs for the Mahoning Valley facility and the Dayton facility, and as such, these facilities are now subject to the Master Lease.

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

Other Long Term Obligations

Other long term obligations at June 30, 2015 of $150.3 million included $135.0 million related to the relocation fees for Hollywood Gaming at Dayton Raceway and Hollywood Gaming at Mahoning Valley Race Course and $15.3 million related to the repayment obligation of a hotel and event center located near Hollywood Casino Lawrenceburg; all of which are more fully described below.

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

Capital Leases

Capital leases are primarily comprised of a ten year corporate airplane lease that expires in August 2016, which has a ten year renewal option.  The lease obligation has been recorded at the lessor’s initial cost of the plane, which totaled $24.9 million at both June 30, 2015 and December 31, 2014, respectively, since the agreement has broad based default provisions that could result in potential damages equal to this amount.  The lease obligation was classified as a capital lease based on the provisions of ASC 840 “Leases” which requires that the remedies for events of default under the provision described in this scenario be included in the minimum lease payment calculation for purposes of lease classification and that the probability of such an event of default will occur is not relevant to this determination.

Financing Obligation with GLPI

As discussed in Note 3 and Note 8 to the condensed consolidated financial statements, the Company makes significant payments to GLPI under the Master Lease.  As of June 30, 2015, the Company financed with GLPI real property assets associated with eighteen of the Company’s gaming and related facilities used in the Company’s operations.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Controls and Procedures

Prior to the filing of the Original Filing, the Company’s management, under the supervision and with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of June 30, 2015, and concluded that the disclosure controls and procedures were effective at a reasonable assurance level as of June 30, 2015.  Subsequent to this evaluation, as described below, our principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were not effective as of June 30, 2015 to ensure that information required to be disclosed by the Company in reports we file or submit under the Exchange Act is (i) recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the United States Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to the Company’s management, including the Company’s principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

As disclosed in Item 9A of the Company’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2014, filed concurrently with this Form 10-Q/A, the Company did not maintain effective controls and procedures over the evaluation and accounting of certain complex and non-routine transactions including lease transactions.  Specifically, we did not maintain a sufficient complement of personnel with an appropriate level of knowledge and experience to challenge our application of GAAP commensurate with the nature and complexity of certain of our transactions to prevent or detect and correct material misstatements in a timely manner.  In addition, we did not maintain effective controls and procedures over the calculation of impairment charges for goodwill and indefinite-lived intangible assets.  Specifically, our review controls were not designed with a sufficient level of precision and executed by personnel with an appropriate level of experience to detect material errors in the methodologies used and in the calculation of the impairment charges that were recognized in our consolidated financial statements.  As disclosed in Note 2 to the condensed consolidated financial statements included within this quarterly report, these material weaknesses resulted in material misstatements in our previously issued consolidated financial statements as of and for the three months and six months ended June 30, 2015 and 2014, and as of December 31, 2014.

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