Form 10-Q
period 2015-09-30
PENN NATIONAL GAMING INC
filed 2016-03-08
CIK 921738

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title	Outstanding as of March 2, 2016
Common Stock, par value $.01 per share	81,220,032 (includes 227,846 shares of restricted stock)

This document contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  These statements can be identified by the use of forward-looking terminology such as “believes,” “estimates,” “expects,” “intends,” “may,” “will,” “should” or “anticipates” or the negative or other variation of these or similar words, or by discussions of future events, strategies, or risks and uncertainties.  Actual results may vary materially from expectations.  Although Penn National Gaming, Inc. (“Penn”) and its subsidiaries (together with Penn, collectively, the “Company”) believe that our expectations are based on reasonable assumptions within the bounds of our knowledge of our business, there can be no assurance that actual results will not differ materially from our expectations.  Meaningful factors that could cause actual results to differ from expectations include, but are not limited to, risks related to the following: our ability to obtain timely regulatory approvals required to own, develop and/or operate our facilities, or other delays or impediments to completing our planned acquisitions or projects; our ability to secure federal, state and local permits and approvals necessary for our construction projects; construction factors, including delays, unexpected remediation costs, local opposition, organized labor, and increased cost of labor and materials; our ability to maintain agreements with our horsemen, pari-mutuel clerks and other organized labor groups; the passage of state, federal or local legislation (including referenda) that would expand, restrict, further tax, prevent or negatively impact operations in or adjacent to the jurisdictions in which we do or seek to do business (such as a smoking ban at any of our facilities); the effects of local and national economic, credit, capital market, housing, and energy conditions on the economy in general and on the gaming and lodging industries in particular; the activities of our competitors and the rapid emergence of new competitors (traditional, internet and sweepstakes based and taverns); increases in the effective rate of taxation at any of our properties or at the corporate level; our ability to identify attractive acquisition and development opportunities (especially in new business lines) and to agree to terms with, and maintain good relationships with partners/ municipalities for such transactions; the costs and risks involved in the pursuit of such opportunities and our ability to complete the acquisition or development of, and achieve the expected returns from, such opportunities; our expectations for the continued availability and cost of capital; the outcome of pending legal proceedings, including the ongoing appeal by the Ohio Roundtable addressing the legality of video lottery terminals in Ohio; changes in accounting standards; the impact of weather; the remediation of any material weaknesses and the costs to strengthen its internal control structure, potential investigations, litigation, or other proceedings by governmental authorities, stockholders or other parties, and risks related to the impact of the restatement on the Company’s reputation, development projects, joint ventures and other commercial contracts; the ability of the Company to generate sufficient future taxable income to realize its deferred tax assets; with respect to the proposed Jamul project near San Diego, California, particular risks associated with financing a project of this type, sovereign immunity, local opposition (including several pending lawsuits), and building a complex project on a relatively small parcel; with respect to our Massachusetts project, the ultimate location of the other gaming facilities in the state; with respect to our acquisition of Tropicana Las Vegas Hotel and Casino, risks relating to higher leverage, the successful integration of the acquisition, our ability to successfully leverage our player database, market conditions affecting the Las Vegas Strip, ongoing litigation, labor relations, future capital expenditures, the risks associated with construction projects (such as delays and unexpected costs); with respect to our social and other interactive gaming endeavors, risks related to ultimate profitability, cyber-security, data privacy, intellectual property and legal and regulatory challenges; with respect to our PSG acquisition, risks relating to our ability to successfully compete in the video gaming terminal (“VGT”) market, our ability to retain existing customers and secure new customers, risks relating to municipal authorization of VGT operations and the implementation and the ultimate success of the products and services being offered; and other factors as discussed in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2014, subsequent Quarterly Report on Form 10-Q/A and Current Reports on Form 8-K as filed with the United States Securities and Exchange Commission.  The Company does not intend to update publicly any forward-looking statements except as required by law.

PENN NATIONAL GAMING, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Penn National Gaming, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

	September 30,	December 31,
	2015	2014
	(unaudited)	(restated)
Assets
Current assets
Cash and cash equivalents	$223,489	$208,673
Receivables, net of allowance for doubtful accounts of $2,633 and $2,004 at September 30, 2015 and December 31, 2014, respectively	40,929	41,618
Prepaid expenses	66,150	70,785
Deferred income taxes	30,267	40,343
Other current assets	12,819	11,189
Total current assets	373,654	372,608
Property and equipment, net	3,029,375	2,669,732
Other assets
Investment in and advances to unconsolidated affiliates	171,904	179,551
Goodwill	911,923	874,184
Other intangible assets, net	431,876	419,453
Advances to the Jamul Tribe	143,866	62,048
Other assets	79,408	87,318
Total other assets	1,738,977	1,622,554
Total assets	$5,142,006	$4,664,894

Liabilities
Current liabilities
Current portion of financing obligation to GLPI	$49,352	$46,884
Current maturities of long-term debt	87,801	30,853
Accounts payable	68,190	43,136
Accrued expenses	87,671	133,092
Accrued interest	8,861	5,163
Accrued salaries and wages	89,355	84,034
Gaming, pari-mutuel, property, and other taxes	68,594	51,972
Insurance financing	2,353	13,680
Other current liabilities	72,677	75,773
Total current liabilities	534,854	484,587

Long-term liabilities
Long-term financing obligation to GLPI, net of current portion	3,526,709	3,564,629
Long-term debt, net of current maturities and debt issuance costs	1,598,813	1,210,577
Deferred income taxes	131,092	78,633
Noncurrent tax liabilities	8,907	7,035
Other noncurrent liabilities	17,833	27,447
Total long-term liabilities	5,283,354	4,888,321

Shareholders’ equity (deficit)
Series C Preferred stock ($.01 par value, 18,500 shares authorized, 8,624 shares issued and outstanding at September 30, 2015 and December 31, 2014)	—	—
Common stock ($.01 par value, 200,000,000 shares authorized, 82,682,474 and 81,329,210 shares issued and 80,515,081 and 79,161,817 shares outstanding, at September 30, 2015 and December 31, 2014, respectively)	826	813
Treasury stock, at cost (2,167,393 shares held at September 30, 2015 and December 31, 2014)	(28,414)	(28,414)
Additional paid-in capital	980,857	956,146
Retained deficit	(1,625,525)	(1,635,277)
Accumulated other comprehensive loss	(3,946)	(1,282)
Total shareholders’ equity (deficit)	(676,202)	(708,014)
Total liabilities and shareholders’ equity (deficit)	$5,142,006	$4,664,894

See accompanying notes to the condensed consolidated financial statements.

Penn National Gaming, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(in thousands, except per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
		(restated)		(restated)
Revenues
Gaming	$651,284	$573,216	$1,861,539	$1,720,057
Food, beverage and other	124,721	107,266	350,905	322,710
Management service fee	2,871	3,240	7,614	8,803
Revenues	778,876	683,722	2,220,058	2,051,570
Less promotional allowances	(39,579)	(37,782)	(115,667)	(112,404)
Net revenues	739,297	645,940	2,104,391	1,939,166

Operating expenses
Gaming	334,219	288,355	942,730	855,730
Food, beverage and other	89,151	79,040	249,883	236,981
General and administrative	107,614	116,345	342,771	331,655
Depreciation and amortization	66,141	62,021	191,785	202,080
Impairment losses	—	—	—	4,560
Insurance recoveries	—	(5,674)	—	(5,674)
Total operating expenses	597,125	540,087	1,727,169	1,625,332
Income from operations	142,172	105,853	377,222	313,834

Other income (expenses)
Interest expense	(111,406)	(105,933)	(329,550)	(315,516)
Interest income	3,083	1,025	7,396	2,282
Income from unconsolidated affiliates	3,759	2,291	11,895	6,247
Other	2,672	1,583	4,805	1,391
Total other expenses	(101,892)	(101,034)	(305,454)	(305,596)

Income from operations before income taxes	40,280	4,819	71,768	8,238
Income tax provision	35,380	20,167	62,016	42,279
Net income (loss)	$4,900	$(15,348)	$9,752	$(34,041)

Earnings per common share:
Basic earnings (loss) per common share	$0.06	$(0.20)	$0.11	$(0.43)
Diluted earnings (loss) per common share	$0.05	$(0.20)	$0.11	$(0.43)

See accompanying notes to the condensed consolidated financial statements.

Penn National Gaming, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income (loss)

(in thousands) (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
		(restated)		(restated)
Net income (loss)	$4,900	$(15,348)	$9,752	$(34,041)
Other comprehensive loss, net of tax:
Foreign currency translation adjustment during the period	(1,487)	(876)	(2,664)	(957)
Other comprehensive loss	(1,487)	(876)	(2,664)	(957)
Comprehensive income (loss)	$3,413	$(16,224)	$7,088	$(34,998)

See accompanying notes to the condensed consolidated financial statements.

Penn National Gaming, Inc. and Subsidiaries

Condensed Consolidated Statements of Changes in Shareholders’ Equity (Deficit)

(in thousands, except share data) (unaudited)

	Preferred Stock		Common Stock		Treasury	Additional Paid-In	Retained	Accumulated Other Comprehensive	Total Shareholders’
	Shares	Amount	Shares	Amount	Stock	Capital	Deficit	Loss	Equity (Deficit)
Balance, December 31, 2013, as restated	8,624	$—	77,788,393	$799	$(28,414)	$925,335	$(1,448,955)	$383	$(550,852)
Share-based compensation arrangements, net of tax benefits of $9,830	—	—	865,138	9	—	24,059	—	—	24,068
Impact of Spin-Off to Gaming and Leisure Properties, Inc	—	—	—	—	—	—	(482)	—	(482)
Foreign currency translation adjustment	—	—	—	—	—	—	—	(957)	(957)
Net loss, as restated	—	—	—	—	—	—	(34,041)	—	(34,041)
Balance, September 30, 2014, as restated	8,624	$—	78,653,531	$808	$(28,414)	$949,394	$(1,483,478)	$(574)	$(562,264)

Balance, December 31, 2014, as restated	8,624	$—	79,161,817	$813	$(28,414)	$956,146	$(1,635,277)	$(1,282)	$(708,014)
Share-based compensation arrangements, net of tax benefits of $10,143	—	—	1,353,264	13	—	24,711	—	—	24,724
Foreign currency translation adjustment	—	—	—	—	—	—	—	(2,664)	(2,664)
Net income	—	—	—	—	—	—	9,752	—	9,752
Balance, September 30, 2015	8,624	$—	80,515,081	$826	$(28,414)	$980,857	$(1,625,525)	$(3,946)	$(676,202)

See accompanying notes to the condensed consolidated financial statements.

Penn National Gaming, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(in thousands) (unaudited)

Nine Months Ended September 30,	2015	2014
		(restated)
Operating activities
Net income (loss)	$9,752	$(34,041)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	191,785	202,080
Amortization of items charged to interest expense	4,730	4,532
Accretion of settlement value on other noncurrent liabilities	(5,944)	—
Loss on sale of fixed assets	801	98
Income from unconsolidated affiliates	(11,895)	(6,247)
Distributions of earnings from unconsolidated affiliates	22,050	17,500
Deferred income taxes	50,460	(870)
Charge for stock-based compensation	6,446	8,012
Impairment losses and writedowns	—	7,860
(Increase) decrease, net of businesses acquired
Accounts receivable	5,015	9,469
Prepaid expenses and other current assets	6,288	(4,457)
Other assets	8,869	4,315
Increase (decrease), net of businesses acquired
Accounts payable	4,763	4,019
Accrued expenses	1,248	(14,447)
Accrued interest	3,680	2,886
Accrued salaries and wages	(862)	(3,059)
Gaming, pari-mutuel, property and other taxes	15,041	13,298
Income taxes	1,666	23,717
Other current and noncurrent liabilities	(11,756)	5,065
Other noncurrent tax liabilities	4,008	(3,147)
Net cash provided by operating activities	306,145	236,583
Investing activities
Capital project expenditures, net of reimbursements	(125,169)	(95,568)
Capital maintenance expenditures	(41,866)	(65,699)
Advances to the Jamul Tribe	(64,228)	(30,499)
Proceeds from sale of property and equipment	389	1,172
Investment in joint ventures	(2,799)	(1,000)
Decrease in cash in escrow	—	18,000
Acquisition of businesses and gaming and other licenses, net of cash acquired	(450,170)	(118,678)
Net cash used in investing activities	(683,843)	(292,272)
Financing activities
Proceeds from exercise of options	8,069	6,223
Proceeds from issuance of long-term debt, net of issuance costs	517,290	64,935
Principal payments on financing obligation with GLPI	(35,452)	(31,899)
Principal payments on long-term debt	(92,885)	(40,703)
Principal payments on long-term obligations	(3,307)	(15,000)
Proceeds from insurance financing	885	14,816
Payments on insurance financing	(12,212)	(14,801)
Tax benefit from stock options exercised	10,126	9,830
Net cash provided by (used in) financing activities	392,514	(6,599)
Net increase (decrease) in cash and cash equivalents	14,816	(62,288)
Cash and cash equivalents at beginning of year	208,673	292,995
Cash and cash equivalents at end of period	$223,489	$230,707

Supplemental disclosure
Interest expense paid, net of amounts capitalized	$321,276	$308,886
Income taxes paid	$879	$11,247

See accompanying notes to the condensed consolidated financial statements.

Non-cash transactions:  In January 2015, a repayment obligation for a hotel and event center near Hollywood Casino Lawrenceburg was assumed by a subsidiary of the Company, which was financed through a loan with the City of Lawrenceburg Department of Redevelopment. This non-cash transaction increased property and equipment, net and total debt by $15.3 million. See Note 7 for further detail.

For the nine months ending September 30, 2014, the Company recognized an increase to the financing obligation and real property assets of $118.9 million related to the remaining real estate construction costs that were funded by Gaming and Leisure Properties, Inc. for the Hollywood Gaming at Dayton Raceway and Hollywood Gaming at Mahoning Valley Race Course facilities which opened in the third quarter of 2014.  In addition during this same period, the Company recognized an increase to other intangible assets and debt of $150.0 million related to the relocation fees for Hollywood Gaming at Dayton Raceway and Hollywood Gaming at Mahoning Valley Race Course (see Note 7). Lastly, the Company increased other intangible assets and accrued expenses for $50.0 million related to the unpaid gaming license fees for Hollywood Gaming at Dayton Raceway and Hollywood Gaming at Mahoning Valley Race Course.  In conjunction with the purchase of Plainridge Racecourse in April 2014, the Company increased its acquired assets and other noncurrent liabilities by $18.5 million for the fair value of the contingent purchase price consideration at the time of acquisition. The remaining portion of the purchase price was paid in cash.

Penn National Gaming, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

1.  Organization and Basis of Presentation

Penn National Gaming, Inc. (“Penn”) and together with its subsidiaries (collectively, the “Company”) is a diversified, multi-jurisdictional owner and manager of gaming and racing facilities and video gaming terminal operations with a focus on slot machine entertainment. As of September 30, 2015, the Company owned, managed, or had ownership interests in twenty-seven facilities in the following seventeen jurisdictions: Florida, Illinois, Indiana, Kansas, Maine, Maryland, Massachusetts, Mississippi, Missouri, Nevada, New Jersey, New Mexico, Ohio, Pennsylvania, Texas, West Virginia and Ontario, Canada.

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

Operating results for the three and nine months ended September 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015. The notes to the consolidated financial statements contained in the Annual Report on Form 10-K/A for the year ended December 31, 2014 should be read in conjunction with these condensed consolidated financial statements.  As described in Note 2, the Company restated its financial statements for the years ended December 31, 2014 and 2013.  The 10-K/A was filed concurrently with this Form 10-Q. The December 31, 2014 financial information has been derived from the Company’s audited consolidated financial statements.

2.                                      Restatement

The restatement of the Company’s financial statements primarily results from the Company’s accounting for its November 1, 2013 distribution of real estate assets to Gaming and Leisure Properties, Inc. (GLPI) under the Master Lease Agreement, was previously recognized as a sale-leaseback. Upon further consideration, the Company did not meet all of the requirements for sale-leaseback accounting under Accounting Standards Codification (“ASC”) 840, “Leases”, and therefore the transaction should be accounted for as a financing obligation rather than a distribution of assets followed by an operating lease.  Specifically, the lease contains provisions that would indicate that the Company has prohibited forms of continuing involvement in the leased property such that sale-leaseback accounting would not be permitted. As a result, the Company is precluded from derecognizing the real estate assets and is instead required to recognize a financing obligation for the minimum lease payments due under the Master Lease.  The restated condensed consolidated balance sheets therefore include an adjustment to property and equipment, net for the carrying value of the real property of $2.04 billion at December 31, 2014, and additional liabilities of $3.61 billion at December 31, 2014, representing the present value of the future minimum lease payments due to GLPI under the Master Lease and the funded construction of certain leased real estate assets in development at the date of the Spin-Off.  Consequently, the restated condensed consolidated statements of operations no longer report rent expense for the obligations under the Master Lease, but rather include interest expense associated with the financing obligation and depreciation expense related to the real estate assets. The lease payment amounts previously recorded as rent expense were $104.6 million and $313.5 million for the three and nine months ended September 30, 2014, respectively. The increases to interest expense and depreciation expense as a result of the correction of the accounting for the Master Lease are $94.5 million and $22.2 million for the three months ended September 30, 2014, respectively, and $281.6 million and $66.7 million for the nine months ended September 30, 2014, respectively.

This change in accounting treatment also resulted in adjustments to the carrying amounts of the Company’s reporting units as well as differences in the allocation of the GLPI rental obligation to the impacted reporting units, which changed each reporting unit’s fair value.  The resultant changes to impairment charges are described below.

As part of its restatement, the Company also identified certain other errors affecting the condensed consolidated financial statements as of December 31, 2014 and for the three and nine months ended September 30, 2014:

•                  The Company had originally recorded goodwill and other intangible asset impairment charges of $312.5 million and $745.9 million at October 1, 2013, the date of its annual impairment test, and November 1, 2013 (the Spin-Off date), respectively, and impairment charges of $316.5 million at October 1, 2014.  The Company corrected certain errors in its goodwill and indefinite-lived gaming license intangible asset impairment analyses which incorporated the adjustments to the carrying amounts and estimated fair values of the Company’s reporting units mentioned above as well as the impact of its deferred tax valuation allowance.  This resulted in a decrease to the Company’s previously recognized impairment charges of $161.2 million and $334.1 million for the years ended December 31, 2014 and 2013, respectively, which along with the relocation fee accounting error described below, resulted in a significant increase to the Company’s goodwill and other intangible assets at December 31, 2014.

•                  During 2014, the Company incurred an aggregate liability of $150 million to State of Ohio in return for the right to       locate its racing operations from Toledo, Ohio to Dayton, Ohio (Hollywood Gaming at Dayton Raceway) and from Grove City, Ohio to Austintown, Ohio (Hollywood Gaming at Mahoning Valley).  The Company originally accounted for these amounts as a cost of the real estate was therefore including them in property and equipment, net and was amortizing them over the fifteen year base lease term of the Master Lease.  The Company has now concluded that these costs should have been recognized as an additional cost incurred for obtaining the gaming licenses for these two properties and capitalized as other intangible assets that are not amortized, but are considered for impairment on an annual basis or more frequently if impairment indicators exist.  This resulted in a decrease to depreciation expense of $0.9 million for the three and nine months ended September 30, 2014.

•                  The Company corrected the classification of a corporate airplane lease that had previously been accounted for as an operating lease but upon review should have been accounted for as a capital lease.  This resulted in an increase to net property and equipment of $7.0 million at December 31, 2014, as well as an increase to long term debt of $24.9 million at December 31, 2014.  It also resulted in an increase to interest expense, with an offsetting decrease to general and administrative costs of $0.2 million and $0.5 million for the three and nine months ended September 30, 2014, respectively, as well as an increase to depreciation expense of $0.5 million and $1.5 million for the three and nine months ended September 30, 2014, respectively.

•                  The Company reclassified a contingent earn-out liability from long-term debt to other liabilities which totaled $19.2 million at December 31, 2014.

•                  The Company concluded that as a result of the failed spin-off-leaseback accounting treatment which resulted in a significant increase to our deferred tax assets, a valuation allowance should be recorded on the Company’s deferred tax assets given the significant negative evidence associated with being in a three year cumulative pre-tax loss position and the insufficient objectively verifiable positive evidence to support the realization of the Company’s deferred tax assets.  This resulted in an increase to the Company’s income tax provision of $17.8 million and $34.5 million for the three and nine months ended September 30, 2014, respectively.

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

The effect of the restatement on previously issued interim financial information as of and for the three and nine months ended September 30, 2014 is set forth in this footnote.

The condensed consolidated financial statements for 2014 included in this Form 10-Q have been restated to reflect the adjustments described above. The following is a summary of the effect of the restatement on (i) the Company’s condensed consolidated balance sheets at December 31, 2014 (ii) the Company’s condensed consolidated statements of operations for the three and nine months ended September 30, 2014 and (iii) the Company’s condensed consolidated statements of cash flows for the nine months ended September 30, 2014. The Company did not present a summary of the effect of the restatement on the condensed consolidated statement of changes in shareholders’ equity (deficit) for any of the above referenced periods because the impact to retained earnings on the condensed consolidated statement of changes in shareholders’ equity (deficit) is reflected below in the balance sheet summary.  The Company did not present a summary of the effect of the restatement on the condensed consolidated statement of comprehensive income (loss) for any of the above referenced periods because the impact to net income (loss) is reflected below in the restated condensed consolidated statement of operations and the restatement adjustments did not affect any other component of comprehensive income (loss).

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

Penn National Gaming, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(in thousands, except per share data)

The following table presents the condensed consolidated statement of operations as previously reported, restatement adjustments and the condensed consolidated statement of operations as restated for the three months ended September 30, 2014:

	As Previously	Restatement
	Reported	Adjustments	As Restated

Revenues
Gaming	$573,216	$—	$573,216
Food, beverage and other	107,266	—	107,266
Management service fee	3,240	—	3,240
Revenues	683,722	—	683,722
Less promotional allowances	(37,782)	—	(37,782)
Net revenues	645,940	—	645,940

Operating expenses
Gaming	288,355	—	288,355
Food, beverage and other	79,040	—	79,040
General and administrative	116,510	(165)	116,345
Rental expense related to Master Lease	104,625	(104,625)	—
Depreciation and amortization	40,253	21,768	62,021
Insurance (recoveries) deductible charges	(5,674)	—	(5,674)
Total operating expenses	623,109	(83,022)	540,087
Income from operations	22,831	83,022	105,853

Other income (expenses)
Interest expense	(11,189)	(94,744)	(105,933)
Interest income	1,025	—	1,025
Income from unconsolidated affiliates	2,291	—	2,291
Other	1,583	—	1,583
Total other expenses	(6,290)	(94,744)	(101,034)

Income from operations before income taxes	16,541	(11,722)	4,819
Income tax provision	8,042	12,125	20,167
Net income (loss)	$8,499	$(23,847)	$(15,348)

Earnings (loss) per common share:
Basic earnings (loss) per common share	$0.10	$(0.30)	$(0.20)
Diluted earnings (loss) per common share	$0.10	$(0.30)	$(0.20)

Penn National Gaming, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(in thousands, except per share data)

The following table presents the condensed consolidated statement of operations as previously reported, restatement adjustments and the condensed consolidated statement of operations as restated for the nine months ended September 30, 2014:

	As Previously	Restatement
	Reported	Adjustments	As Restated

Revenues
Gaming	$1,720,057	$—	$1,720,057
Food, beverage and other	322,710	—	322,710
Management service fee	8,803	—	8,803
Revenues	2,051,570	—	2,051,570
Less promotional allowances	(112,404)	—	(112,404)
Net revenues	1,939,166	—	1,939,166

Operating expenses
Gaming	858,539	(2,809)	855,730
Food, beverage and other	236,981	—	236,981
General and administrative	332,147	(492)	331,655
Rental expense related to Master Lease	313,547	(313,547)	—
Depreciation and amortization	134,802	67,278	202,080
Impairment losses	4,560	—	4,560
Insurance (recoveries) deductible charges	(5,674)	—	(5,674)
Total operating expenses	1,874,902	(249,570)	1,625,332
Income from operations	64,264	249,570	313,834

Other income (expenses)
Interest expense	(33,376)	(282,140)	(315,516)
Interest income	2,282	—	2,282
Income from unconsolidated affiliates	6,247	—	6,247
Other	1,391	—	1,391
Total other expenses	(23,456)	(282,140)	(305,596)

Income from operations before income taxes	40,808	(32,570)	8,238
Income tax provision	23,596	18,683	42,279
Net income (loss)	$17,212	$(51,253)	$(34,041)

Earnings (loss) per common share:
Basic earnings (loss) per common share	$0.20	$(0.63)	$(0.43)
Diluted earnings (loss) per common share	$0.19	$(0.62)	$(0.43)

Penn National Gaming, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(in thousands)

The following table presents the condensed consolidated statement of cash flow as previously reported, restatement adjustments and the condensed consolidated statement of cash flows as restated for the nine months ended September 30, 2014:

	As Previously	Restatement
	Reported	Adjustments	As Restated

Operating activities
Net income (loss)	$17,212	$(51,253)	$(34,041)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	134,802	67,278	202,080
Amortization of items charged to interest expense	4,532	—	4,532
Accretion of settlement value on other noncurrent liabilities	456	(456)	—
Gain on sale of fixed assets	98	—	98
Income from unconsolidated affiliates	(6,247)	—	(6,247)
Distributions of earnings from unconsolidated affiliates	17,500	—	17,500
Deferred income taxes	(24,972)	24,102	(870)
Charge for stock-based compensation	8,012	—	8,012
Impairment losses and write downs	7,860	—	7,860
Decrease (increase), net of businesses acquired
Accounts receivable	9,469	—	9,469
Prepaid expenses and other current assets	(4,467)	10	(4,457)
Other assets	4,325	(10)	4,315
Increase (decrease), net of businesses acquired
Accounts payable	4,019	—	4,019
Accrued expenses	(11,427)	(3,020)	(14,447)
Accrued interest	2,430	456	2,886
Accrued salaries and wages	(2,993)	(66)	(3,059)
Gaming, pari-mutuel, property and other taxes	13,237	61	13,298
Income taxes	25,205	(1,488)	23,717
Other current and noncurrent liabilities	4,856	209	5,065
Other noncurrent tax liabilities	777	(3,924)	(3,147)
Net cash provided by operating activities	204,684	31,899	236,583
Investing activities
Capital project expenditures, net of reimbursements	(95,568)	—	(95,568)
Capital maintenance expenditures	(65,699)	—	(65,699)
Advances to Jamul Tribe	(30,499)	—	(30,499)
Proceeds from sale of property and equipment	1,172	—	1,172
Investment in joint ventures	(1,000)	—	(1,000)
Decrease in cash in escrow	18,000	—	18,000
Acquisitions of businesses and gaming and other licenses, net of cash acquired	(118,678)	—	(118,678)
Net cash used in investing activities	(292,272)	—	(292,272)
Financing activities
Proceeds from exercise of options	6,223	—	6,223
Proceeds from issuance of long-term debt, net of issuance costs	64,935	—	64,935
Principal payments on financing obligation with GLPI	—	(31,899)	(31,899)
Principal payments on long-term debt	(40,703)	—	(40,703)
Principal payments on long-term obligations	(15,000)	—	(15,000)
Proceeds from insurance financing	14,816	—	14,816
Payments on insurance financing	(14,801)	—	(14,801)
Tax benefit from stock options exercised	9,830	—	9,830
Net cash provided (used) by financing activities	25,300	(31,899)	(6,599)
Net (decrease) in cash and cash equivalents	(62,288)	—	(62,288)
Cash and cash equivalents at beginning of year	292,995		292,995
Cash and cash equivalents at end of year	$230,707	$—	$230,707

Supplemental disclosure
Interest expense paid, net of amounts capitalized	$25,946	$282,940	$308,886
Income taxes paid	$11,247	$—	$11,247

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

The amounts included in promotional allowances for the three and nine months ended September 30, 2015 and 2014 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in thousands)
Rooms	$8,649	$8,644	$25,888	$25,140
Food and beverage	28,245	26,518	82,896	79,907
Other	2,685	2,620	6,883	7,357
Total promotional allowances	$39,579	$37,782	$115,667	$112,404

The estimated cost of providing such complimentary services for the three and nine months ended September 30, 2015 and 2014 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in thousands)
Rooms	$1,085	$930	$2,999	$2,690
Food and beverage	11,280	10,945	32,761	33,161
Other	881	900	2,605	2,661
Total cost of complimentary services	$13,246	$12,775	$38,365	$38,512

Gaming and Racing Taxes

The Company is subject to gaming and pari-mutuel taxes based on gross gaming revenue and pari-mutuel revenue in the jurisdictions in which it operates. The Company primarily recognizes gaming and pari-mutuel tax expense based on the statutorily required percentage of revenue that is required to be paid to state and local jurisdictions in the states where or in which wagering occurs. In certain states in which the Company operates, gaming taxes are based on graduated rates. The Company records gaming tax expense at the Company’s estimated effective gaming tax rate for the year, considering estimated taxable gaming revenue and the applicable rates. Such estimates are adjusted each interim period. If gaming tax rates change during the year, such changes are applied prospectively in the determination of gaming tax expense in future interim periods. Finally, the Company recognizes purse expense based on the statutorily required percentage of revenue that is required to be paid out in the form of purses to the winning owners of horse races run at the Company’s racetracks in the period in which wagering occurs. For the three and nine months ended September 30, 2015, these expenses, which are recorded primarily within gaming expense in the condensed consolidated statements of income, were $259.4 million and $730.9  million, as compared to $221.5 million and $661.5 million for the three and nine months ended September 30, 2014, respectively.

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

Payments Related to the Master Lease

As of September 30, 2015, the Company financed with Gaming and Leisure Properties, Inc. (“GLPI”) real property assets associated with eighteen of the Company’s gaming and related facilities used in the Company’s operations.

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

Total payments under the Master Lease for the three and nine months ended September 30, 2015 was $108.9 million and $327.3 million, as compared to $104.6 million and $313.5 million for the three and nine months ended September 30, 2014, respectively.

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

The Company is accounting for the development agreement and related loan commitment letter with the Jamul Tribe as a loan (note receivable) with accrued interest in accordance with ASC 310 “Receivables.”  The loan represents advances made by the Company to the Jamul Tribe for the development and construction of a gaming facility for the Jamul Tribe on reservation land.  As such, the Jamul Tribe will own the casino and its related assets and liabilities.  San Diego Gaming Ventures, LLC (a wholly owned subsidiary of the Company) is a separate legal entity established to account for the loan and, upon completion of the project and subsequent commencement of gaming operations on the Property, will be the Penn entity which receives management and licensing fees from the Jamul Tribe.  The Company has a note receivable with the Jamul Tribe for $143.9 million and $62.0 million, which includes accrued interest of $10.1 million and $3.3 million, at September 30, 2015 and December 31, 2014, respectively. Collectability of the note receivable will be derived from the revenues of the casino operations once the project is completed.  Based on the Company’s current progress with this project, the Company believes collectability of the note is highly certain.  However, in the event that the Company’s internal projections related to the profitability of this project and/or the timing of the opening are inaccurate, the Company may be required to record a reserve related to the collectability of this note receivable.

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

At September 30, 2015 and 2014, the Company had outstanding 8,624 shares of Series C Convertible Preferred Stock. The Company determined that the preferred stock qualified as a participating security as defined in ASC 260 since these securities participate in dividends with the Company’s common stock. In accordance with ASC 260, a company is required to use the two-class method when computing EPS when a company has a security that qualifies as a “participating security.” The two-class method is an earnings allocation formula that determines EPS for each class of common stock and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings. A participating security is included in the computation of basic EPS using the two-class method. Under the two-class method, basic EPS for the Company’s common stock is computed by dividing net income applicable to common stock by the weighted-average common shares outstanding during the period. Diluted EPS for the Company’s common stock is computed using the more dilutive of the two-class method or the if-converted method.

Since the Company’s preferred shareholders are not obligated to fund the losses of the Company nor is the contractual principal of the Series C Preferred Stock reduced as a result of losses incurred by the Company, no allocation of the Company’s undistributed losses resulting from the net loss for the three and nine months ended September 30, 2014 is required. As such, since the Company reported a net loss for the three and nine months ended September 30, 2014, it was required by ASC 260 to use basic weighted-average common shares outstanding, rather than diluted weighted-average common shares outstanding, when calculating diluted EPS.

The following table sets forth the allocation of net income for the three and nine months ended September 30, 2015 under the two-class method:

	Three Months Ended September 30,	Nine Months Ended September 30,
	2015	2015
	(in thousands)

Net income	$4,900	$9,752
Net income applicable to preferred stock	476	951
Net income applicable to common stock	$4,424	$8,801

The following table reconciles the weighted-average common shares outstanding used in the calculation of basic EPS to the weighted-average common shares outstanding used in the calculation of diluted EPS for the three and nine months ended September 30, 2015:

	Three Months Ended September 30,	Nine Months Ended September 30,
	2015	2015
	(in thousands)

Determination of shares:
Weighted-average common shares outstanding	80,243	79,803
Assumed conversion of dilutive employee stock-based awards	2,355	2,307
Assumed conversion of restricted stock	58	60
Diluted weighted-average common shares outstanding before participating security	82,656	82,170
Assumed conversion of preferred stock	8,624	8,624
Diluted weighted-average common shares outstanding	91,280	90,794

Options to purchase 1,621,219 shares and 7,195,937 shares were outstanding during the nine months ended September 30, 2015 and 2014, respectively, but were not included in the computation of diluted EPS because they were antidilutive.

The following tables present the calculation of basic and diluted EPS for the Company’s common stock for the three and nine months ended September 30, 2015 and 2014 (in thousands, except per share data):

	Three Months Ended September	Nine Months Ended September
	2015	2015

Calculation of basic EPS:
Net income applicable to common stock	$4,424	$8,801
Weighted-average common shares outstanding	80,243	79,803
Basic EPS	$0.06	$0.11

Calculation of diluted EPS using two-class method:
Net income applicable to common stock	$4,424	$8,801
Diluted weighted-average common shares outstanding before participating security	82,656	82,170
Diluted EPS	$0.05	$0.11

	Three months ended September 30,	Nine months ended September 30,
	2014	2014
	(As Restated)	(As Restated)

Calculation of basic and diluted EPS:
Net loss	$(15,348)	$(34,041)
Weighted-average common shares outstanding	78,510	78,297
Basic and Diluted EPS	$(0.20)	$(0.43)

Stock-Based Compensation

The Company accounts for stock compensation under ASC 718, “Compensation-Stock Compensation,” which requires the Company to expense the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. This expense is recognized ratably over the requisite service period following the date of grant.

The fair value for stock options was estimated at the date of grant using the Black-Scholes option-pricing model, which requires management to make certain assumptions. The risk-free interest rate was based on the U.S. Treasury spot rate with a term equal to the expected life assumed at the date of grant. Expected volatility was estimated based on the historical volatility of the Company’s stock price over a period of 5.45 years, in order to match the expected life of the options at the grant date. Historically, at the grant date, there has been no expected dividend yield assumption since the Company has not paid any cash dividends on its common stock since its initial public offering in May 1994 and since the Company intends to retain all of its earnings to finance the development of its business for the foreseeable future. The weighted-average expected life was based on the contractual term of the stock option and expected employee exercise dates, which was based on the historical and expected exercise behavior of the Company’s employees.  The Company granted 1,696,653 stock options during the nine months ended September 30, 2015.

Stock-based compensation expense for the three and nine months ended September 30, 2015 was $2.0 million and $6.4 million, as compared to $2.9 million and $8.0 million for the three and nine months ended September 30, 2014, respectively, and is included within the condensed consolidated statements of income under general and administrative expense.

The Company’s cash-settled phantom stock unit awards (“PSUs”), which vest over a period of three to five years, entitle employees and directors to receive cash based on the fair value of the Company’s common stock on the vesting date.  The PSUs are accounted for as liability awards and are re-measured at fair value each reporting period until they become vested with compensation expense being recognized over the requisite service period in accordance with ASC 718-30, “Compensation—Stock Compensation, Awards Classified as Liabilities.” The Company had a liability, which is included in accrued salaries and wages within the condensed consolidated balance sheets, associated with its PSUs of $6.0 million and $8.2 million at September 30, 2015 and December 31, 2014, respectively. For PSUs held by Penn employees, there was $20.5 million of total unrecognized compensation cost at September 30, 2015 that will be recognized over the grants remaining weighted average vesting period of 1.9 years. For the three and nine months ended September 30, 2015, the Company recognized $1.9 million and $11.4 million of compensation expense associated with these awards, as compared to $2.1 million and $4.7 million for the three and nine months ended September 30, 2014.  The increase was primarily due to the stock price increase for both Penn and GLPI awards held by Penn employees in the current year compared with stock price declines in the prior year.  Amounts paid by the Company for the three and nine months ended September 30, 2015 on these cash-settled awards totaled $7.6 million and $12.9 million, as compared $6.0 million for the nine months ended September 30, 2014, respectively.  The increase was primarily due to one-time Transition Award Program awards granted on July 23, 2014, related to the Spin-Off (see Note 3 in the Company’s Form 10-K/A), of $5.7 million.

For the Company’s stock appreciation rights (“SARs”), the fair value of the SARs is calculated during each reporting period and estimated using the Black-Scholes option pricing model based on the various inputs discussed below. The Company’s SARs, which vest over a period of four years, are accounted for as liability awards since they will be settled in cash. The Company had a liability, which is included in accrued salaries and wages within the condensed consolidated balance sheets, associated with its SARs of $7.7 million and $6.3 million at September 30, 2015 and December 31, 2014, respectively. For SARs held by Penn employees, there was $6.6 million of total unrecognized compensation cost at September 30, 2015 that will be recognized over the awards remaining weighted average vesting period of 2.73 years. For the three and nine months ended September 30, 2015, the Company recognized ($3.0) million and $4.1 million of compensation expense associated with these awards, as compared to $0.1 million and $0.2 million for the three and nine months ended September 30, 2014, respectively. The decrease for the three months ending September 30, 2015 was primarily due to the stock price declines for both Penn and GLPI awards held by Penn employees. The increase for the nine months ended September 30, 2015 was primarily due to the stock price increase for both Penn and GLPI awards held by Penn employees in the current year compared with stock price declines in the prior year.  Amounts paid by the Company for the three and nine months ended September 30, 2015 on these cash-settled awards totaled $0.3 million and $2.6 million, as compared to $0.4 million and $1.6 million for the three and nine months ended September 30, 2014, respectively.

The following are the weighted-average assumptions used in the Black-Scholes option-pricing model at September 30, 2015 and 2014:

	2015	2014

Risk-free interest rate	1.55%	1.68%
Expected volatility	31.86%	44.80%
Dividend yield	—	—
Weighted-average expected life (years)	5.45	5.45

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

The West reportable segment consists of the following properties: Zia Park Casino, the M Resort, and Tropicana Las Vegas, which was acquired on August 25, 2015, as well as the Hollywood Casino Jamul — San Diego project with the Jamul Indian Village, which the Company anticipates completing in mid-2016.

The Southern Plains reportable segment consists of the following properties: Hollywood Casino Aurora, Hollywood Casino Joliet, Argosy Casino Alton, Argosy Casino Riverside, Hollywood Casino Tunica, Hollywood Casino Gulf Coast, Boomtown Biloxi, Hollywood Casino St. Louis, and Prairie State Gaming, which was acquired on September 1, 2015, and includes the Company’s 50% investment in Kansas Entertainment, LLC (“Kansas Entertainment”), which owns the Hollywood Casino at Kansas Speedway. On July 30, 2014, the Company closed Argosy Casino Sioux City.

The Other category consists of the Company’s standalone racing operations, namely Rosecroft Raceway, Sanford-Orlando Kennel Club, and the Company’s joint venture interests in Sam Houston Race Park, Valley Race Park, and Freehold Raceway, as well as the Company’s 50% joint venture with the Cordish Companies in New York (which is in the process of being dissolved). If the Company is successful in obtaining gaming operations at these locations, they would be assigned to one of the Company’s regional executives and reported in their respective reportable segment. The Other category also includes the Company’s corporate overhead operations, which does not meet the definition of an operating segment under ASC 280 and Penn Interactive Ventures, LLC, the Company’s wholly-owned subsidiary which represents its social online gaming initiatives, which would meet the definition of an operating segment under ASC 280, however is immaterial to the Company’s operations.

See Note 10 — “Segment Information” for further information with respect to the Company’s segments.

Other Comprehensive Income

The Company accounts for comprehensive income in accordance with ASC 220, “Comprehensive Income,” which establishes standards for the reporting and presentation of comprehensive income in the consolidated financial statements. The Company presents comprehensive income in two separate but consecutive statements. For the three and nine months ended September 30, 2015 and 2014, the only component of accumulated other comprehensive income was foreign currency translation adjustments.

4.  New Accounting Pronouncements

In February 2016, the FASB issued its new lease accounting guidance.  Under the new guidance, ASU 2016-02, Leases, lessor accounting is largely unchanged.  The new lease guidance simplifies the accounting for sale and leaseback transactions primarily because lessees must recognize lease assets and lease liabilities.  Under the new guidance, lessees will be required to recognize a lease liability, which is a lessor’s obligation to make lease payments arising from a lease, measured on a discounted basis; and a right-of-use asset, which is an asset that represents the lessee’s right to use, or control use of, a specified asset for the lease term for all leases (with the exception of short-term leases) at the adoption date.  The new guidance is effective for fiscal years, and for interim periods within those fiscal years, ending after December 15, 2018.  Early adoption is permitted for any interim or annual financial statements net yet issued.  Lessees (for capital and operating leases) and lessors (for sales-type, direct financing and operating leases) must apply a modified retrospective approach for all leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements.  Management is currently assessing the impact the new lease guidance will have on the consolidated financial statements.

In November 2015, the FASB issued guidance that requires entities to present deferred tax assets (DTAs) and deferred tax liabilities (DTLs) as noncurrent in a classified balance sheet. The amended guidance simplifies the current guidance, which requires entities to separately present DTAs and DTLs as current and noncurrent in a classified balance sheet.  For public entities, the amendments are effective after December 15, 2016, and interim periods within those years with early adoption permitted for any interim or annual financial statements not yet issued.  Entities are permitted to apply the amendment either prospectively or retrospectively.  The Company plans to early adopt FASB accounting standard ASU 2015-17 on a retrospective basis as of December 31, 2015 in order to simplify the presentation of deferred taxes.

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

5.  Acquisitions

Tropicana Las Vegas Hotel and Casino Acquisition

On August 25, 2015, the Company acquired 100% of Tropicana Las Vegas Hotel and Casino in Las Vegas, Nevada from Trilliant Gaming Nevada, Inc. for a purchase price of $357.7 million.  The purchase price for this cash transaction was funded by revolving commitments under the Company’s existing senior secured credit facility and approximately $280 million of incremental commitments under an amended senior secured credit facility.  The preliminary purchase price allocation resulted in an increase to property and equipment, net, current assets, goodwill, other assets, current liabilities and other liabilities, of $365.5 million, $16.0 million, $14.8 million, $4.6 million, $25.8 million, and $17.4 million, respectively based on their estimated fair values at August 25,

2015.  The results of the Tropicana Las Vegas facility have been included in the Company’s consolidated financial statements since the acquisition date.

The Tropicana Las Vegas facility is situated on 35 acres of land located on the Las Vegas Strip with 1,470 remodeled guest rooms and suites, a 50,000 square foot casino gaming floor featuring 775 slot and video poker machines and 36 table games including blackjack, mini-baccarat, craps and roulette, three full-service restaurants, a 1,200 seat performance theater, a 300 seat comedy club, a nightclub, beach club and 2,095 parking spaces.  We believe this acquisition fulfills our strategic objectives of obtaining a presence on the Las Vegas Strip.

Prairie State Gaming Acquisition

On September 1, 2015, the Company acquired 100% of Prairie State Gaming (“PSG”) from The Robert H. Miller Trust and Illinois Funding, LLC in an all cash transaction.  The transaction was funded by revolving commitments under the Company’s amended senior secured credit facility.  The results of Prairie State Gaming have been included in the Company’s consolidated financial statements since the acquisition date.

PSG is one of the largest slot-route operators in Illinois with operations including more than 1,100 video gaming terminals across a network of 270 bar and retail gaming establishments throughout Illinois.  We intend to leverage our gaming experience, relationships and purchasing power to improve its PSG’s performance and expand its network.

6.  Property and Equipment

Property and equipment, net, consists of the following:

	September 30,	December 31,
	2015	2014
	(in thousands)

Property and equipment - non-leased
Land and improvements	$297,580	$42,350
Building and improvements	398,207	173,043
Furniture, fixtures, and equipment	1,308,349	1,213,143
Leasehold improvements	126,442	120,984
Construction in progress	11,699	69,367
	2,142,277	1,618,887
Less accumulated depreciation	(1,082,611)	(988,490)
	1,059,666	630,397

Property and equipment - leased
Land and improvements	382,536	382,702
Building and improvements	2,219,018	2,219,018
	2,601,554	2,601,720
Less accumulated depreciation	(631,845)	(562,385)
	1,969,709	2,039,335
Property and equipment, net	$3,029,375	$2,669,732

Property and equipment, net increased by $359.6 million for the nine months ended September 30, 2015 primarily due to the acquisitions of Tropicana Las Vegas Hotel and Casino and Prairie State Gaming on August 25, 2015 and September 1, 2015, respectively and construction costs for the development of Plainridge Park Casino as well as normal capital maintenance expenditures, all of which were partially offset by depreciation expense for the nine months ended September 30, 2015.

Depreciation expense totaled $66.0 million and $191.7 million for the three and nine months ended September 30, 2015, of which $23.1 million and $69.5 million related to assets under the Master Lease, as compared to $61.4 million and $190.9 million for the three and nine months ended September 30, 2014, of which $22.2 million and $66.7 million related to assets under the Master Lease, respectively.  Interest capitalized in connection with major construction projects was $0 and $1.8 million for the three and nine months ended September 30, 2015, as compared to $0.3 million and $0.5 million for the three and nine months ended September 30, 2014, respectively.

7.  Long-term Debt

Long-term debt, net of current maturities, is as follows:

	September 30,	December 31,
	2015	2014
		(Restated)
	(in thousands)

Senior secured credit facility	$1,236,597	$807,500
$300 million 5.875% senior unsecured notes due November 1, 2021	300,000	300,000
Other long term obligations	146,992	135,000
Capital leases	28,897	25,137
	1,712,486	1,267,637
Less current maturities of long-term debt	(87,801)	(30,853)
Less discount on senior secured credit facility Term Loan B	(928)	(1,056)
Less debt issuance costs, net of accumulated amortization of $11.4 million and $6.8 million, respectively	(24,944)	(25,151)
	$1,598,813	$1,210,577

The following is a schedule of future minimum repayments of long-term debt as of September 30, 2015 (in thousands):

Within one year	$87,801
1-3 years	163,388
3-5 years	854,794
Over 5 years	606,275
Total minimum payments	$1,712,258

Senior Secured Credit Facility

On April 28, 2015, the Company entered into an agreement to amend its senior secured credit facility.   In August 2015, the amendment to the senior secured credit facility went into effect increasing the capacity under an existing five year revolver from $500 million to $633.2 million and increased the existing five year $500 million Term Loan A facility by $146.7 million.  The seven year $250 million Term Loan B facility remained unchanged.  At September 30, 2015, the Company’s senior secured credit facility had a gross outstanding balance of $1,236.6 million, consisting of a $601.0 million Term Loan A facility, a $245.6 million Term Loan B facility, and $390.0 million outstanding on the revolving credit facility.  Additionally, at September 30, 2015, the Company had conditional obligations under letters of credit issued pursuant to the senior secured credit facility with face amounts aggregating $23.2 million, resulting in $220.0 million of available borrowing capacity as of September 30, 2015 under the revolving credit facility.

Other Long Term Obligations

Other long term obligations at September 30, 2015 of $147.0 million included $131.7 million related to the relocation fees for Hollywood Gaming at Dayton Raceway and Hollywood Gaming at Mahoning Valley Race Course, and $15.3 million related to the repayment obligation of a hotel and event center located near Hollywood Casino Lawrenceburg; all of which are more fully described below.

Ohio Relocation Fees

In June 2013, the Company finalized the terms of its memorandum of understanding with the State of Ohio, which included an agreement by the Company to pay a relocation fee in return for being able to relocate its existing racetracks in Toledo and Grove City to Dayton and Mahoning Valley, respectively. Upon opening of these two racinos in Ohio in the third quarter of 2014, the relocation fee for each new racino was recorded at the present value of the contractual obligation, which was calculated to be $75 million based on the 5% discount rate included in the agreement.  The relocation fee for each facility is payable as follows: $7.5 million upon the opening of the facility and eighteen semi-annual payments of $4.8 million beginning one year from the commencement of operations. This obligation is accreted to interest expense at an effective yield of 5.0%. The amount included in interest expense related to this obligation was $1.6 million and $5.0 million for the three and nine months ended September 30, 2015, respectively.

Event Center

The City of Lawrenceburg Department of Redevelopment recently completed construction of a hotel and event center located less than a mile away from Hollywood Casino Lawrenceburg. Effective in mid-January 2015, by contractual agreement, a repayment obligation for the hotel and event center was assumed by a wholly-owned subsidiary of the Company in the amount of $15.3 million, which was financed through a loan with the City of Lawrenceburg Department of Redevelopment.  The Company is obligated to make annual payments on the loan of approximately $1 million for twenty years beginning January 2016. This obligation is accreted to interest expense at its effective yield of 3.0%. The amount included in interest expense related to this obligation was $0.1 million and $0.3 million for the three and nine months ended September 30, 2015, respectively.

Capital Leases

Capital leases are primarily comprised of a ten year corporate airplane lease that expires in August 2016, which has a ten year renewal option.  The lease obligation has been recorded at the lessor’s initial cost of the plane, of $24.9 million at both September 30, 2015 and December 31, 2014, since the agreement has broad based default provisions that could result in potential damages equal to this amount.  The lease obligation was classified as a capital lease based on the provisions of ASC 840 “Leases” which requires that the remedies for events of default under the provision described in this scenario be included in the minimum lease payment calculation for purposes of lease classification and that the probability of such an event of default will occur is not relevant to this determination.

Debt Issuance Costs

As discussed in Note 4, the Company elected to early adopt accounting guidance issued in April 2015 to simplify the presentation of debt issuance costs.  This change in accounting principle was implemented retrospectively as of March 31, 2015.  Debt issuance costs that are incurred by the Company in connection with the issuance of debt are deferred and amortized to interest expense using the effective interest method over the contractual term of the underlying indebtedness.  The Company has reclassified debt issuance costs as a direct reduction to the related debt obligation in its condensed consolidated balance sheets as of September 30, 2015 and December 31, 2014.

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

At September 30, 2015, the Company was in compliance with all required financial covenants.  The Company has received a waiver through March 15, 2016, from its lenders under its senior secured credit facility to file its financial statements with the SEC through the quarter ended September 30, 2015.  Additionally, starting on February 8, 2016, the Company is required to pay an additional 25 basis points annually under its $300 million senior unsecured notes until the Company becomes current with its SEC filings.

8.  Master Lease Financing Obligation

The Company’s lease obligation with GLPI is accounted for as a financing obligation. The obligation was calculated at the inception of the transaction based on the future minimum lease payments due to GLPI under the Master Lease discounted at 9.70%, which represents the estimated incremental borrowing rate over the lease term, including renewal options that were reasonably assured of being exercised and the funded construction of certain leased real estate assets in development at the date of the Spin-Off. Total payments under the Master Lease for the three and nine months ended September 30, 2015 was $109.0 million and $327.3 million as compared to $104.6 million and $313.5 million for the three and nine months ended September 30, 2014, respectively.  The interest expense recognized for the three and nine months ended September 30, 2015 was $97.8 million and $291.9 million as compared to $94.6 million and $281.6 million for the three and nine months ended September 30, 2014, respectively.  The interest expense recognized for the three and nine months ended September 30, 2015 includes $10.8 million and $32.9 million from contingent payments associated with the monthly variable components for Hollywood Casino Columbus and Hollywood Casino Toledo, as compared to $10.3 million and $31.0 million for the three and nine months ended September 30, 2014, respectively. As well as $0.8 million and $2.4 million from contingent payments associated with the annual escalator during the three and nine months ended September 30, 2015.

9.  Commitments and Contingencies

Litigation

Bankruptcy Litigation

With the acquisition of the Tropicana Las Vegas and its associated entities in August 2015, the Company assumed litigation arising from the Bankruptcy Chapter 11 reorganization (“Bankruptcy”) of Tropicana Las Vegas’ former affiliate, Tropicana Entertainment Holdings, LLC (“TEH”).

In this Bankruptcy proceeding, there is an unresolved dispute related to the payment of certain professional fees and expenses totaling approximately $13.5 million.  TEH takes the position that, pursuant to an Intercompany Agreement signed by TEH and Tropicana, Tropicana must reimburse TEH for a portion of certain professional fees that were incurred and paid by TEH during the Chapter 11 cases.  Tropicana Las Vegas contends that it owes no reimbursement to TEH for the professional fees paid by TEH prior to effective date of the bankruptcy plan, and as a result, its potential liability in respect of such claimed professional fees and expenses should be limited to the current balance of a professional fee escrow account of approximately $3.8 million.

On January 5, 2016, the Bankruptcy Court entered an order consistent with Tropicana Las Vegas’s position.  On January 19, 2015, TEH and other parties appealed the order.  This appeal remains pending. At this point, management cannot predict the outcome and ultimate resolution of this disputed claim and no assurance can be provided regarding Tropicana Las Vegas’s liability in this regard.

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

Three months ended September 30, 2015	East/Midwest	West	Southern Plains	Other (1)	Total
Income (loss) from operations	$117,254	$11,021	$53,701	$(39,804)	$142,172
Charge for stock compensation	—	—	—	2,025	2,025
Depreciation and amortization	26,303	4,115	10,886	24,837	66,141
Plainridge contingent purchase price	(6,651)	—	—	—	(6,651)
(Gain) loss on disposal of assets	33	185	35	24	277
Income from unconsolidated affiliates	—	—	3,832	(73)	3,759
Non-operating items for Kansas JV	—	—	2,539	—	2,539
Adjusted EBITDA	$136,939	$15,321	$70,993	$(12,991)	$210,262

Three months ended September 30, 2014	East/Midwest	West	Southern Plains	Other (1)	Total
	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)
Income (loss) from operations	$86,941	$12,000	$53,789	$(46,877)	$105,853
Charge for stock compensation	—	—	—	2,915	2,915
Insurance recoveries	—	—	(5,674)	—	(5,674)
Depreciation and amortization	23,394	1,913	12,265	24,449	62,021
Loss (gain) on disposal of assets	12	47	89	(3)	145
Income (loss) from unconsolidated affiliates	—	—	2,546	(255)	2,291
Non-operating items for Kansas JV	—	—	2,944	—	2,944
Adjusted EBITDA	$110,347	$13,960	$65,959	$(19,771)	$170,495

Nine months ended September 30, 2015	East/Midwest	West	Southern Plains	Other (1)	Total
Income (loss) from operations	$309,131	$42,275	$166,129	$(140,313)	$377,222
Charge for stock compensation	—	—	—	6,446	6,446
Depreciation and amortization	76,214	8,374	32,366	74,831	191,785
Plainridge contingent purchase price	(5,944)	—	—	—	(5,944)
(Gain) loss on disposal of assets	(11)	509	155	148	801
Income from unconsolidated affiliates	—	—	12,020	(125)	11,895
Non-operating items for Kansas JV	—	—	7,818	—	7,818
Adjusted EBITDA	$379,390	$51,158	$218,488	$(59,013)	$590,023

Nine months ended September 30, 2014	East/Midwest	West	Southern Plains	Other (1)	Total
	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)
Income (loss) from operations	$246,532	$44,250	$154,964	$(131,912)	$313,834
Charge for stock compensation	—	—	—	8,012	8,012
Impairment losses	4,560	—	—	—	4,560
Insurance recoveries	—	—	(5,674)	—	(5,674)
Depreciation and amortization	76,128	5,154	47,088	73,710	202,080
(Gain) loss on disposal of assets	(104)	112	106	(16)	98
Income (loss) from unconsolidated affiliates	—	—	7,619	(1,372)	6,247
Non-operating items for Kansas JV	—	—	8,804	—	8,804
Adjusted EBITDA	$327,116	$49,516	$212,907	$(51,578)	$537,961

	East/Midwest	West	Southern Plains	Other (1)	Total
	(in thousands)
Three months ended September 30, 2015
Net revenues	$449,821	$70,828	$213,284	$5,364	$739,297
Capital expenditures	40,022	1,423	4,623	478	46,546

Three months ended September 30, 2014 (as restated)
Net revenues	$371,505	$58,626	$210,309	$5,500	$645,940
Capital expenditures	63,979	8,091	7,124	1,759	80,953

Nine months ended September 30, 2015
Net revenues	$1,254,121	$197,078	$637,242	$15,950	$2,104,391
Capital expenditures	138,746	6,637	19,074	2,578	167,035

Nine months ended September 30, 2014 (as restated)
Net revenues	$1,082,310	$178,579	$658,792	$19,485	$1,939,166
Capital expenditures	91,077	24,138	40,457	5,595	161,267

Balance sheet at September 30, 2015
Total assets	1,077,562	764,443	1,095,062	2,204,939	5,142,006
Investment in and advances to unconsolidated affiliates	89	—	105,439	66,376	171,904
Goodwill and other intangible assets, net	427,516	158,339	753,718	4,226	1,343,799

Balance sheet at December 31, 2014 (as restated)
Total assets	1,007,162	287,551	1,076,290	2,293,891	4,664,894
Investment in and advances to unconsolidated affiliates	94	—	115,469	63,988	179,551
Goodwill and other intangible assets, net	427,335	143,242	718,982	4,078	1,293,637

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

11.  Income Taxes

At September 30, 2015 and December 31, 2014, the Company had a net deferred tax liability balance of $100.8 million and $38.3 million, respectively, within its condensed consolidated balance sheets.  The Company accounts for income taxes in accordance with ASC 740 “Income Taxes”.  Under ASC 740, deferred tax assets and liabilities are determined based on the differences between the financial statement carrying amount and the tax bases of existing assets and liabilities and are measured at the prevailing enacted tax rates that will be in effect when these differences are settled or realized.  ASC 740 also requires that deferred tax assets be reduced by a valuation allowance if it is more-likely-than-not that some portion or all of the deferred tax assets will not be realized.  In the fourth quarter of 2013, the Company concluded that as a result of the failed spin-off-leaseback accounting treatment which resulted in a significant increase to its deferred tax assets, a valuation allowance should be recorded on the Company’s deferred tax assets given the significant negative evidence associated with being in or expecting to be in a three year cumulative pre-tax loss position and the insufficient objectively verifiable positive evidence to support the realization of the Company’s deferred tax assets.  This resulted in an increase to the Company’s income tax provision of $17.8 million and $30.9 million for the three and nine months ended September 30, 2015, respectively, and $17.8 million and $34.5 million for the three and nine months ended September 30, 2014, respectively.

The Company calculates the provision for income taxes during interim reporting periods by applying an estimate of the annual effective tax rate (“ETR”) to the full year projected pretax book income or loss excluding certain discrete items. The Company’s ETR (income taxes as a percentage of income from operations before income taxes) was 87.83% and 86.41% for the three and nine months ended September 30, 2015, primarily due to the year-over-year increase in pre-tax earnings that had a favorable impact to our effective rate compared to the three and nine months ended September 30, 2014 whose effective tax rate was not meaningful due to the low levels of pretax income recorded in these periods.  The increase in the valuation allowance recorded since December 31, 2014 increased our quarterly and year to date effective tax rate by approximately 43%.

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

Other long term obligations at September 30, 2015 include the relocation fees for Hollywood Gaming at Dayton Raceway and Hollywood Gaming at Mahoning Valley Race Course, and the repayment obligation of a hotel and event center located near Hollywood Casino Lawrenceburg.  The fair value of the relocation fees for Hollywood Gaming at Dayton Raceway and Hollywood Gaming at Mahoning Valley Race Course approximates its carrying value as the discount rate of 5.0% approximates the market rate of similar debt instruments and as such is a Level 2 measurement.  Finally, the fair value of the repayment obligation for the hotel and event center is estimated based on a rate consistent with comparable municipal bonds and as such is a Level 2 measurement.  See Note 7 for further details regarding the Company’s other long term obligations.

Other Liabilities

Other liabilities at September 30, 2015, include the contingent purchase price consideration related to the purchase of Plainridge Racecourse.  The fair value of the Company’s contingent purchase price consideration related to its Plainridge Racecourse acquisition is estimated based on an income approach using a discounted cash flow model and as such is a Level 3 measurement.  At each reporting period, the Company assesses the fair value of this obligation and changes in its value are recorded in earnings. The amount related to the change in fair value of this obligation resulted in a reduction to general and administrative expense of $6.7 million and $5.9 million for the three and nine months ended September 30, 2015, respectively.

The carrying amounts and estimated fair values by input level of the Company’s financial instruments at September 30, 2015 and December 31, 2014 are as follows (in thousands):

	September 30, 2015
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$223,489	$223,489	$223,489	$—	$—
Financial liabilities:
Long-term debt
Senior secured credit facility	1,214,633	1,230,292	840,292	390,000	—
Senior unsecured notes	296,091	303,000	303,000	—	—
Other long-term obligations	146,992	145,644	—	145,644	—
Other Liabilities	13,245	13,245	—	—	13,245

	December 31, 2014
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$208,673	$208,673	$208,673	$—	$—
Financial liabilities:
Long-term debt
Senior secured credit facility	785,683	799,556	714,556	85,000	—
Senior unsecured notes	295,610	276,000	276,000	—	—
Other long-term obligations	135,000	135,000	—	135,000	—
Other Liabilities	19,189	19,189	—	—	19,189

The following table summarizes the changes in fair value of the Company’s Level 3 liabilities (in thousands):

Nine Months Ended September 30, 2015
Liabilities
Contingent Purchase Price

Balance at January 1, 2015	$19,189
Total (gains) (realized or unrealized):
Included in earnings	(5,944)
Balance at September 30, 2015	$13,245

The following table summarizes the significant unobservable inputs used in calculating fair value for our Level 3 liabilities:

	Valuation	Unobservable
	Technique	Input	Rate
Contingent purchase price	Discounted cash flow	Discount rate	8.30%

13.  Insurance Recoveries

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In this Quarterly Report on Form 10-Q, the terms “we”, “our”, the “Company” and “Penn” refer to Penn National Gaming, Inc. and its subsidiaries, unless the context indicates otherwise.  As described in Note 2 to the condensed consolidated financial statements in Item 1 of this form 10-Q, the Company restated its financial statements for the interim period ended September, 2014.  The impact of the restatement is reflected in Management’s Discussion and Analysis of Financial Condition and Results of Operations below.

Our Operations

We are a leading, diversified, multi-jurisdictional owner and manager of gaming and racing facilities and video gaming terminal operations. As of September 30, 2015, we owned, managed, or had ownership interests in twenty-seven facilities in the following seventeen jurisdictions: Florida, Illinois, Indiana, Kansas, Maine, Maryland, Massachusetts, Mississippi, Missouri, Nevada, New Jersey, New Mexico, Ohio, Pennsylvania, Texas, West Virginia, and Ontario, Canada. We believe that our portfolio of assets provides us with the benefits of a geographically diversified portfolio of properties that generates significant cash flow from operations.

In 1997, we began our transition from a pari-mutuel company to a diversified gaming company with the acquisition of the Charles Town property and the introduction of video lottery terminals in West Virginia. Since 1997, we have continued to expand our gaming operations through strategic acquisitions, greenfield projects, and property expansions. On June 24, 2015, we opened Plainridge Park Casino, an integrated racing and slots-only gaming facility in Plainville, Massachusetts. On August 25, 2015, we completed our acquisition of Tropicana Las Vegas Hotel and Casino in Las Vegas, Nevada.  On September 1, 2015, we completed our acquisition of Prairie State Gaming, one of the largest video gaming terminal route operators in Illinois.   In addition, we are constructing a gaming facility on the Jamul Indian Village near San Diego, California, which we anticipate completing in mid-2016.

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

The West reportable segment consists of the following properties: Zia Park Casino, the M Resort, and Tropicana Las Vegas, which was acquired on August 25, 2015, as well as the Hollywood Casino Jamul — San Diego project with the Jamul Indian Village, which the Company anticipates completing in mid-2016.

The Southern Plains reportable segment consists of the following properties: Hollywood Casino Aurora, Hollywood Casino Joliet, Argosy Casino Alton, Argosy Casino Riverside, Hollywood Casino Tunica, Hollywood Casino Gulf Coast, Boomtown Biloxi, Hollywood Casino St. Louis, and Prairie State Gaming, which was acquired on September 1, 2015, and includes the Company’s 50% investment in Kansas Entertainment, which owns the Hollywood Casino at Kansas Speedway. On July 30, 2014, the Company closed Argosy Casino Sioux City.

The Other category consists of the Company’s standalone racing operations, namely Rosecroft Raceway, Sanford-Orlando Kennel Club, and the Company’s joint venture interests in Sam Houston Race Park, Valley Race Park, and Freehold Raceway, as well as the Company’s 50% joint venture with the Cordish Companies in New York (which is in the process of being dissolved). If the Company is successful in obtaining gaming operations at these locations, they would be assigned to one of the Company’s regional executives and reported in their respective reportable segment. The Other category also includes the Company’s corporate overhead operations, which does not meet the definition of an operating segment under ASC 280 and Penn Interactive Ventures, LLC, the Company’s wholly-owned subsidiary which represents its social online gaming initiatives, which would meet the definition of an operating segment under ASC 280, however, is immaterial to the Company’s operations.

Executive Summary

Recently we have begun to see improved customer spending behavior patterns at the majority of our geographically diversified regional gaming properties. Nevertheless, the expansion of newly constructed gaming facilities continues to impact the overall domestic gaming industry as well as our operating results in certain markets.

We operate a geographically diversified portfolio comprised primarily of new and well maintained regional gaming facilities. This has allowed us to develop what we believe to be a solid base for future growth opportunities. During the third quarter of 2015, we acquired Tropicana Las Vegas, at which we plan to make additional capital improvements over the next few years. We believe this acquisition and subsequent improvements will incent our regional gaming customers who visit the Las Vegas Strip a reason to stay and game at this facility.  We also believe the addition of the Tropicana may benefit our regional operations by allowing customers to redeem their loyalty points earned at our regional casinos on the Las Vegas Strip.

Additionally during the third quarter of 2015, we acquired Prairie State Gaming (“PSG”) an Illinois video gaming terminal (“VGT”) operator, which has over 1,100 VGTs over a network of 270 bar and retail gaming establishments.  The VGT market is relatively new to Illinois and we intend to leverage our gaming experience, relationships and purchasing power to improve PSG’s performance and expand its network.  We have also made investments in joint ventures that we believe may allow us to capitalize on additional gaming opportunities in certain states if legislation or referenda are passed that permit and/or expand gaming in these jurisdictions and we are selected as a licensee.

Historically, the Company has been reliant on certain key regional gaming markets (for example, its results from Hollywood Casino at Charles Town Races and Hollywood Casino Lawrenceburg). Over the past several years, the Company has diversified its operations via development of new facilities and acquisitions and anticipates further diversifying its reliance on specific properties as we continue to execute on our current development pipeline.  For example, we expect our recently opened facility in Plainville, Massachusetts and our proposed management contract with the Jamul Indian Village outside of San Diego, California (which we expect to open in 2016) to generate significant free cash flow, since these properties are not part of the Master Lease and as such do not have any rental obligation .

Financial Highlights:

We reported net revenues and income from operations of $739.3 million and $142.2 million, respectively, for the three months ended September 30, 2015, compared to $645.9 million and $105.9 million, respectively, for the corresponding period in the prior year and net revenues and income from operations of $2,104.4 million and $377.2 million, respectively, for the nine months ended September 30, 2015 compared to $1,939.2 million and $313.8 million, respectively for the corresponding period in the prior year.  The major factors affecting our results for the three and nine months ended September 30, 2015, as compared to the three and nine months ended September 30, 2014, were:

•                  The opening of Hollywood Gaming at Dayton Raceway on August 28, 2014 in our East/Midwest segment, which generated $23.0 million and $68.7 million of net revenues for the three and nine months ended September 30, 2015, respectively.

•                  The opening of Hollywood Gaming at Mahoning Valley Race Course on September 17, 2014 in our East/Midwest segment, which generated $25.9 million and $76.4 million of net revenues for the three and nine months ended September 30, 2015, respectively.

•                  The opening of Plainridge Park Casino on June 24, 2015 in our East/Midwest segment, which generated net revenues of $50.8 million and $60.2 million for the three and nine months ended September 30, 2015, respectively.

•                  The acquisition of Tropicana Las Vegas on August 25, 2015 in our West segment, which generated net revenues of $11.2 million for the three months ended September 30, 2015.

•                  The acquisition of Prairie State Gaming on September 1, 2015 in our Southern Plains segment, which generated net revenues of $4.2 million for the three months ended September 30, 2015.

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

•                  The closure of Argosy Casino Sioux City in our Southern Plains segment on July 30, 2014.

•                  A pre-tax impairment charge of $4.6 million for Hollywood Casino Lawrenceburg in our East/Midwest segment during the three and nine months ended September 30, 2014.

•                  Lower general and administrative expenses from corporate overhead costs of $6.9 million for the three months ended September 30, 2015, respectively, compared to the corresponding period in the prior year, primarily due to lower lobbying expense of $2.5 million due to the Massachusetts campaign in 2014 and lower cash-settled stock-based compensation charges of $3.3 million mainly due to stock price decreases for Penn and GLPI common stock during the three months ended September 30, 2015 compared to stock price increases in 2014 as well as lower salaries and wages and other accruals during the three months ended September 30, 2015 as compared to the corresponding period in 2014.

•                  Higher general and administrative expenses from corporate overhead costs of $8.0 million for the nine months ended September 30, 2015, respectively, compared to the corresponding period in the prior year, primarily due to higher cash-settled stock-based compensation charges of $10.5 million mainly due to stock price increases for Penn and GLPI common stock during 2015 compared to stock price declines in 2014 as well as higher bonus and other accruals during the nine months ended September 30, 2015 as compared to the corresponding period in 2014, partially offset by lower lobbying expense of $3.1 million due to the Massachusetts campaign in 2014.

•                 Net income increased by $20.2 million and $43.8 million for the three and nine months ended September 30, 2015, respectively, as compared to the three and nine months ended September 30, 2014, primarily due to the variances explained above, as well as higher income from unconsolidated affiliates and higher interest income, partially offset by higher income taxes and interest expense.

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

•                  On April 29, 2015, we announced that we entered into a definitive agreement to acquire the Tropicana Las Vegas Hotel and Casino for $360 million. The acquisition was completed on August 25, 2015.  The Tropicana Las Vegas Hotel and Casino is situated on 35 acres of land located on the Las Vegas Strip with 1,467 remodeled guest rooms and suites, a 50,000 square foot casino gaming floor featuring 844 slot and video poker machines and 38 table games including blackjack, mini-baccarat, craps and roulette, three full-service restaurants, a 1,200 seat performance theater, a 300 seat comedy club, a nightclub, beach club and 2,950 parking spaces.

Southern Plains

•                  On July 30, 2014, Argosy Casino Sioux City ceased its operations.

•                  On September 1, 2015, we acquired PSG, a leading Illinois video gaming terminal operator.  As one of the largest and most respected VGT route operators in Illinois, PSG’s operations include more than 1,100 video gaming terminals across a network of 270 bar and retail gaming establishments throughout Illinois.

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

For further information on our critical accounting estimates, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the notes to our audited consolidated financial statements included in our Annual Report on Form 10-K/A for the year ended December 31, 2014. There has been no material change to these estimates for the nine months ended September 30, 2015.

Results of Operations

The following are the most important factors and trends that contribute to our operating performance:

•                  Most of our properties operate in mature competitive markets. As a result, we expect a majority of our future growth to come from prudent acquisitions of gaming properties (such as our November 2012 acquisition of Harrah’s St. Louis gaming and lodging facility from Caesars Entertainment and August 2015 acquisition of Tropicana Las Vegas Hotel and Casino), jurisdictional expansions (such as our June 2015 opening of a slots-only gaming facility in Massachusetts, our planned mid-2016 opening of a Hollywood Casino branded gaming facility on the Jamul Indian Village land in trust which we will manage, the September 2014 opening of Hollywood Gaming at Mahoning Valley Race Course, the August 2014 opening of Hollywood Gaming at Dayton Raceway, the October 2012 opening of Hollywood Casino Columbus, and the May 2012 opening of Hollywood Casino Toledo), expansions of gaming in existing jurisdictions (such as the introduction of table games in July 2010 at Hollywood Casino at Charles Town Races and Hollywood Casino at Penn National Race Course, and at Hollywood Casino Bangor in March 2012) and expansions/improvements of existing properties (such as a hotel at Zia Park Casino which opened in August 2014).

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

The consolidated results of operations for the three and nine months ended September 30, 2015 and 2014 are summarized below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
		(Restated)		(Restated)
	(in thousands)
Revenues:
Gaming	$651,284	$573,216	$1,861,539	$1,720,057
Food, beverage and other	124,721	107,266	350,905	322,710
Management service fee	2,871	3,240	7,614	8,803
Revenues	778,876	683,722	2,220,058	2,051,570
Less promotional allowances	(39,579)	(37,782)	(115,667)	(112,404)
Net revenues	739,297	645,940	2,104,391	1,939,166

Operating expenses:
Gaming	334,219	288,355	942,730	855,730
Food, beverage and other	89,151	79,040	249,883	236,981
General and administrative	107,614	116,345	342,771	331,655
Depreciation and amortization	66,141	62,021	191,785	202,080
Impairment Losses	—	—	—	4,560
Insurance (recoveries) deductible charges	—	(5,674)	—	(5,674)
Total operating expenses	597,125	540,087	1,727,169	1,625,332
Income from operations	$142,172	$105,853	$377,222	$313,834

Certain information regarding our results of operations by segment for the three and nine months ended September 30, 2015 and 2014 is summarized below:

	Net Revenues		Income (loss) from Operations
Three Months Ended September 30,	2015	2014	2015	2014
				(Restated)
	(in thousands)

East/Midwest	$449,821	$371,505	$117,254	$86,941
West	70,828	58,626	11,021	12,000
Southern Plains	213,284	210,309	53,701	53,789
Other	5,364	5,500	(39,804)	(46,877)
Total	$739,297	$645,940	$142,172	$105,853

	Net Revenues		Income (loss) from Operations
Nine Months Ended September 30,	2015	2014	2015	2014
				(Restated)
	(in thousands)

East/Midwest	$1,254,121	$1,082,310	$309,131	$246,532
West	197,078	178,579	42,275	44,250
Southern Plains	637,242	658,792	166,129	154,964
Other	15,950	19,485	(140,313)	(131,912)
Total	$2,104,391	$1,939,166	$377,222	$313,834

Adjusted EBITDA

Adjusted EBITDA is used by management as the primary measure of the Company’s operating performance. We define adjusted EBITDA as earnings before interest, taxes, stock compensation, debt extinguishment charges, impairment charges, insurance recoveries and deductible charges, depreciation and amortization, changes in the estimated fair value of contingent purchase price to the previous owners of Plainridge Racecourse and gain or loss on disposal of assets, and other income or expenses. Adjusted EBITDA is also inclusive of income or loss from unconsolidated affiliates, with our share of non-operating items (such as depreciation and amortization) added back for our joint venture in Kansas Entertainment. Adjusted EBITDA has economic substance because it is used by management as a performance measure to analyze the performance of our business, and is especially relevant in evaluating large, long-lived casino projects because it provides a perspective on the current effects of operating decisions separated from the substantial non-operational depreciation charges and financing costs of such projects. We also present adjusted EBITDA because it is used by some investors and creditors as an indicator of the strength and performance of ongoing business operations, including our ability to service debt, fund capital expenditures, acquisitions and operations. These calculations are commonly used as a basis for investors, analysts and credit rating agencies to evaluate and compare operating performance and value companies within our industry. In addition, gaming companies have historically reported adjusted EBITDA as a supplement to financial measures in accordance with GAAP. In order to view the operations of their casinos on a more stand-alone basis, gaming companies, including us, have historically excluded from their adjusted EBITDA calculations certain corporate expenses that do not relate to the management of specific casino properties. However, adjusted EBITDA is not a measure of performance or liquidity calculated in accordance with GAAP. Adjusted EBITDA information is presented as a supplemental disclosure, as management believes that it is a widely used measure of performance in the gaming industry, is the principal basis for the valuation of gaming companies, and that it is considered by many to be a better indicator of the Company’s operating results than net income (loss) per GAAP. Management uses adjusted EBITDA as the primary measure of the operating performance of its segments, including the evaluation of operating personnel. Adjusted EBITDA should not be construed as alternatives to operating income, as indicators of the Company’s operating performance, as alternatives to cash flows from operating activities, as measures of liquidity, or as any other measures of performance determined in accordance with GAAP. The Company has significant uses of cash flows, including capital expenditures, interest payments, taxes and debt principal repayments, which are not reflected in adjusted EBITDA. It should also be noted that other gaming companies that report adjusted EBITDA information may calculate this metric in a different manner than the Company and therefore, comparability may be limited.

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

The reconciliation of the Company’s income (loss) from operations per GAAP to adjusted EBITDA, as well as the Company’s net income (loss) per GAAP to adjusted EBITDA, for the three and nine months ended September 30, 2015 and 2014 was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
		(Restated)		(Restated)
Net income (loss)	$4,900	$(15,348)	$9,752	$(34,041)
Income tax provision	35,380	20,167	62,016	42,279
Other	(2,672)	(1,583)	(4,805)	(1,391)
Income from unconsolidated affiliates	(3,759)	(2,291)	(11,895)	(6,247)
Interest income	(3,083)	(1,025)	(7,396)	(2,282)
Interest expense	111,406	105,933	329,550	315,516
Income from operations	$142,172	$105,853	$377,222	$313,834
Loss on disposal of assets	277	145	801	98
Insurance recoveries	—	(5,674)	—	(5,674)
Impairment losses	—	—	—	4,560
Charge for stock compensation	2,025	2,915	6,446	8,012
Plainridge contingent purchase price	(6,651)	—	(5,944)	—
Depreciation and amortization	66,141	62,021	191,785	202,080
Income from unconsolidated affiliates	3,759	2,291	11,895	6,247
Non-operating items for Kansas JV	2,539	2,944	7,818	8,804
Adjusted EBITDA	$210,262	$170,495	$590,023	$537,961

The reconciliation of each segment’s income (loss) from operations to adjusted EBITDA for the three and nine months ended September 30, 2015 and 2014 were as follows (in thousands):

Three months ended September 30, 2015	East/Midwest	West	Southern Plains	Other	Total
Income (loss) from operations	$117,254	$11,021	$53,701	$(39,804)	$142,172
Charge for stock compensation	—	—	—	2,025	2,025
Depreciation and amortization	26,303	4,115	10,886	24,837	66,141
Plainridge contingent purchase price	(6,651)	—	—	—	(6,651)
(Gain) loss on disposal of assets	33	185	35	24	277
Income from unconsolidated affiliates	—	—	3,832	(73)	3,759
Non-operating items for Kansas JV	—	—	2,539	—	2,539
Adjusted EBITDA	$136,939	$15,321	$70,993	$(12,991)	$210,262

Three months ended September 30, 2014	East/Midwest	West	Southern Plains	Other	Total
	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)
Income (loss) from operations	$86,941	$12,000	$53,789	$(46,877)	$105,853
Charge for stock compensation	—	—	—	2,915	2,915
Insurance recoveries	—	—	(5,674)	—	(5,674)
Depreciation and amortization	23,394	1,913	12,265	24,449	62,021
Loss (gain) on disposal of assets	12	47	89	(3)	145
Income (loss) from unconsolidated affiliates	—	—	2,546	(255)	2,291
Non-operating items for Kansas JV	—	—	2,944	—	2,944
Adjusted EBITDA	$110,347	$13,960	$65,959	$(19,771)	$170,495

Nine months ended September 30, 2015	East/Midwest	West	Southern Plains	Other	Total
Income (loss) from operations	$309,131	$42,275	$166,129	$(140,313)	$377,222
Charge for stock compensation	—	—	—	6,446	6,446
Depreciation and amortization	76,214	8,374	32,366	74,831	191,785
Plainridge contingent purchase price	(5,944)	—	—	—	(5,944)
(Gain) loss on disposal of assets	(11)	509	155	148	801
Income from unconsolidated affiliates	—	—	12,020	(125)	11,895
Non-operating items for Kansas JV	—	—	7,818	—	7,818
Adjusted EBITDA	$379,390	$51,158	$218,488	$(59,013)	$590,023

Nine months ended September 30, 2014	East/Midwest	West	Southern Plains	Other	Total
	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)
Income (loss) from operations	$246,532	$44,250	$154,964	$(131,912)	$313,834
Charge for stock compensation	—	—	—	8,012	8,012
Impairment losses	4,560	—	—	—	4,560
Insurance recoveries	—	—	(5,674)	—	(5,674)
Depreciation and amortization	76,128	5,154	47,088	73,710	202,080
(Gain) loss on disposal of assets	(104)	112	106	(16)	98
Income (loss) from unconsolidated affiliates	—	—	7,619	(1,372)	6,247
Non-operating items for Kansas JV	—	—	8,804	—	8,804
Adjusted EBITDA	$327,116	$49,516	$212,907	$(51,578)	$537,961

Adjusted EBITDA for our East/Midwest segment increased by $26.6 million, or 24.1%, and $52.3 million, or 16.0% for the three and nine months ended September 30, 2015, respectively, as compared to the three and nine months ended September 30, 2014, primarily due to the openings of Plainridge Park Casino on June 24, 2015, Hollywood Gaming at Mahoning Valley Race Course on September 17, 2014 and Hollywood Gaming at Dayton Raceway on August 28, 2014, which together increased adjusted EBITDA by $28.7 million and $54.6 million for the three and nine months ended September 30, 2015, respectively, compared to the corresponding period in the prior year, improved results from Hollywood Casino Columbus and Hollywood Casino Toledo and a property tax refund received in the first quarter of 2015 for $2.0 million, which were partially offset by decreased adjusted EBITDA at Hollywood Casino at Charles Town Races primarily due to competition discussed below.

Adjusted EBITDA for our Southern Plains segment increased by $5.0 million, or 7.6%, and $5.6 million, or 2.6%, for the three and nine months ended September 30, 2015, respectively, as compared to the three and nine months ended September 30, 2014, primarily due to increased earnings related to growth in the market share of our joint venture in Kansas Entertainment, acquisition of Prairie State Gaming and cost containment measures at Hollywood Casino St. Louis, Hollywood Casino Gulf Coast, Argosy Casino Alton, Argosy Casino Riverside, Hollywood Casino Tunica and Boomtown Biloxi, both of which were partially offset by decreased adjusted EBITDA at Argosy Casino Sioux City of $0.3 million and $6.2 million for the three and nine months ended September 30, 2015, respectively, compared to the corresponding period in the prior year, due to its closure on July 30, 2014, and decreased adjusted EBITDA at Hollywood Casino Aurora and Hollywood Casino Joliet primarily due to additional competition.

Adjusted EBITDA for our West segment increased by $1.4 million, or 9.7%, and $1.6 million, or 3.3%, for the three and nine months ended September 30, 2015, respectively, as compared to the three and nine months ended September 30, 2014, primarily due to improved results from the M Resort.

Adjusted EBITDA for Other improved by $6.8 million, or 34.3% for the three months ended September 30, 2015, respectively, as compared to the three months ended September 30, 2014, primarily due to decreased corporate overhead costs of $5.8 million for the three months ended September 30, 2015, primarily due to lower lobbying expenses of $2.5 million due to the Massachusetts campaign in 2014 and lower cash-settled stock-based compensation charges of $3.3 million mainly due to stock price declines for Penn and GLPI common stock during the three months ended September 30, 2015.

Adjusted EBITDA for Other decreased by $7.4 million, or 14.4%, for the nine months ended September 30, 2015, respectively, as compared to the nine months ended September 30, 2014, primarily due to increased corporate overhead costs of $11.1 million for the nine months ended September 30, 2015, respectively, primarily due to higher cash-settled stock-based compensation charges of $10.5 million mainly due to stock price increases for Penn and GLPI common stock during 2015 compared to stock price declines in 2014, as well as increased bonus and other accruals during the three and nine months ended September 30, 2015.  These amounts were partially offset by lower lobbying expenses of $3.1 million due to the Massachusetts campaign in 2014.

Revenues

Revenues for the three and nine months ended September 30, 2015 and 2014 were as follows (in thousands):

				Percentage
Three Months Ended September 30,	2015	2014	Variance	Variance
		(Restated)
Gaming	$651,284	$573,216	$78,068	13.6%
Food, beverage and other	124,721	107,266	17,455	16.3%
Management service fee	2,871	3,240	(369)	(11.4)%
Revenues	778,876	683,722	95,154	13.9%
Less promotional allowances	(39,579)	(37,782)	(1,797)	4.8%
Net revenues	$739,297	$645,940	$93,357	14.5%

				Percentage
Nine Months Ended September 30,	2015	2014	Variance	Variance
		(Restated)
Gaming	$1,861,539	$1,720,057	$141,482	8.2%
Food, beverage and other	350,905	322,710	28,195	8.7%
Management service fee	7,614	8,803	(1,189)	(13.5)%
Revenues	2,220,058	2,051,570	168,488	8.2%
Less promotional allowances	(115,667)	(112,404)	(3,263)	2.9%
Net revenues	$2,104,391	$1,939,166	$165,225	8.5%

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

Gaming revenue

Gaming revenue increased by $78.1 million, or 13.6%, and $141.5 million, or 8.2%, for the three and nine months ended September 30, 2015, respectively, as compared to the three and nine months ended September 30, 2014, primarily due to the variances explained below.

Gaming revenue for our East/Midwest segment increased by $73.0 million, or 21.9%, and $159.3 million, or 16.4%, for the three and nine months ended September 30, 2015, respectively, as compared to the three and nine months ended September 30, 2014, primarily due to the openings of Hollywood Gaming at Mahoning Valley Race Course on September 17, 2014, Hollywood Gaming at Dayton Raceway on August 28, 2014 and Plainridge Park Casino on June 24, 2015, which together generated increased gaming revenue of $77.6 million and $171.5 million for the three and nine months ended September 30, 2015, respectively, which was partially offset by decreased gaming revenue at Hollywood Casino Lawrenceburg primarily due to the continued impact of competition in Ohio, namely the opening of a casino in Cincinnati in March 2013 and the openings of a racino at Belterra Park in May 2014 and our own Dayton, Ohio facility in August 2014, and at Hollywood Casino at Charles Town Races primarily due to increased competition from the Baltimore Maryland market, which includes Maryland Live! and Horseshoe Casino Baltimore, which opened at the end of August 2014.

Gaming revenue for our Southern Plains segment increased by $1.8 million, or 0.9%, for the three months ended September 30, 2015, as compared to the three months ended September 30, 2014, primarily due to increased gaming revenue at Hollywood Casino St. Louis and Argosy Riverside, as well as the acquisition of Prairie State Gaming on September 1, 2015, partially offset by the closure of Argosy Casino Sioux City on July 30, 2014, which had gaming revenue of $3.2 million for the three months ended September 30, 2014, and decreased gaming revenue at Hollywood Casino Aurora, Hollywood Casino Gulf Coast and Boomtown Biloxi primarily due to competition.

Gaming revenue for our Southern Plains segment decreased by $24.1 million, or 3.9%, for the nine months ended September 30, 2015, respectively, as compared to the nine months ended September 30, 2014, primarily due to the closure of Argosy Casino Sioux City on July 30, 2014, which had gaming revenue of $25.5 million for the nine months ended September 30, 2014, and decreased gaming revenue at Hollywood Casino Aurora, Hollywood Casino Gulf Coast and Boomtown Biloxi primarily due to competition, partially offset by the acquisition of Prairie State Gaming on September 1, 2015 and increased gaming revenues at Hollywood Casino St. Louis and Argosy Riverside.

Gaming revenue for our West segment increased by $3.3 million, or 7.4%, and $6.2 million, or 4.5%, for the three and nine months ended September 30, 2015, respectively, as compared to the three and nine months ended September 30, 2014, primarily due to the acquisition of Tropicana Las Vegas during the third quarter 2015.

Operating Expenses

Operating expenses for the three and nine months ended September 30, 2015 and 2014 were as follows (in thousands):

				Percentage
Three Months Ended September 30,	2015	2014	Variance	Variance
		(as restated)
Gaming	$334,219	$288,355	$45,864	15.9%
Food, beverage and other	89,151	79,040	10,111	12.8%
General and administrative	107,614	116,345	(8,731)	(7.5)%
Depreciation and amortization	66,141	62,021	4,120	6.6%
Impairment losses	—	—	—	N/A
Insurance (recoveries) deductible charges	—	(5,674)	5,674	(100.0)%
Total operating expenses	$597,125	$540,087	$57,038	10.6%

				Percentage
Nine Months Ended September 30,	2015	2014	Variance	Variance
		(as restated)
Gaming	$942,730	$855,730	$87,000	10.2%
Food, beverage and other	249,883	236,981	12,902	5.4%
General and administrative	342,771	331,655	11,116	3.4%
Depreciation and amortization	191,785	202,080	(10,295)	(5.1)%
Impairment losses	—	4,560	(4,560)	(100.0)%
Insurance (recoveries) deductible charges	—	(5,674)	5,674	(100.0)%
Total operating expenses	$1,727,169	$1,625,332	$101,837	6.3%

Gaming expense

Gaming expense increased by $45.9 million, or 15.9%, and $87.0 million, or 10.2%, for the three and nine months ended September 30, 2015, respectively, as compared to the three and nine months ended September 30, 2014, primarily due to the variances explained below.

Gaming expense for our East/Midwest segment increased by $41.1 million, or 22.0%, and $89.1 million, or 16.5%, for the three and nine months ended September 30, 2015, respectively, as compared to the three and nine months ended September 30, 2014, primarily due to increased expenses of $43.9 million and $98.0 million for the three and nine months ended September 30, 2015, respectively, from the openings of Plainridge Park Casino on June 24, 2015, Hollywood Gaming at Mahoning Valley Race Course on September 17, 2014 and Hollywood Gaming at Dayton Raceway on August 28, 2014.  The increases were partially offset by a decrease in gaming taxes resulting from decreased taxable gaming revenue discussed above at Hollywood Casino Lawrenceburg as well as decreased total payroll and benefits.

Gaming expense for our Southern Plains segment increased by $4.0 million, or 5.0%, for the three months ended September 30, 2015, as compared to the three months ended September 30, 2014, primarily due to the acquisition of Prairie State Gaming on September 1, 2015 and higher gaming taxes at Hollywood Casio St. Louis and Hollywood Casino Joliet, partially offset by the closure of Argosy Casino Sioux City on July 30, 2014, which had $0.9 million of gaming expense for the three months ended September 30, 2014.

Gaming expense for our Southern Plains segment decreased by $6.4 million, or 2.5%, for the nine months ended September 30, 2015, as compared to the nine months ended September 30, 2014, primarily due to the closure of Argosy Casino Sioux City on July 30, 2014, which had $10.7 million of gaming expense for the nine months ended September 30, 2014, partially offset by the acquisition of Prairie State Gaming on September 1, 2015 and higher gaming taxes, payroll and benefits and marketing expenses at Hollywood Casino Joliet and Hollywood Casino St. Louis.

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

General and administrative expenses decreased by $8.7 million, or 7.5%, and increased by $11.1 million or 3.4% for the three and nine months ended September 30, 2015, as compared to the three and nine months ended September 30, 2014, primarily due to the variances explained below.

General and administrative expenses for Other decreased by $7.5 million, or 30.8%, for the three months ended September 30, 2015, as compared to the corresponding period in the prior year.  This resulted from decreased corporate overhead costs of $6.9 million for the three months ending September 30, 2015, primarily due to decreased lobbying expenses of $2.5 million due to the Massachusetts campaign in 2014 and lower cash-settled stock-based compensation charges of $3.3 million mainly due to stock price declines for Penn and GLPI common stock during 2015.

General and administrative expenses for Other increased by $5.9 million, or 9.2%, for the nine months ended September 30, 2015, as compared to the corresponding period in the prior year.  This resulted from increased corporate overhead costs of $8.0 million for the nine months ending September 30, 2015, primarily due to higher cash-settled stock-based compensation charges of $10.5 million mainly due to stock price increases for Penn and GLPI common stock during 2015 compared to stock price declines in 2014, partially offset by lower lobbying expenses of $3.1 million due to the Massachusetts campaign in 2014.

General and administrative expenses for our East/Midwest segment increased by $0.1 million, or 0.3%, and $13.1 million, or 11.3%, for the three and nine months ended September 30, 2015, respectively, as compared to the three and nine months ended September 30, 2014, primarily due to the openings of Plainridge Park Casino on June 24, 2015, Hollywood Gaming at Mahoning Valley Race Course on September 17, 2014 and Hollywood Gaming at Dayton Raceway on August 28, 2014, partially offset by $(6.7) million and $(5.9) million interest accretion during the three and nine months ended September 30, 2015, for the contingent purchase price of Plainridge Park Casino and a property tax refund received in the first quarter of 2015 for $2.0 million.

General and administrative expenses for our Southern Plains segment decreased by $4.5 million, or 10.6%, and $12.6 million, or 10.0%, for the three and nine months ended September 30, 2015, respectively, as compared to the three and nine months ended September 30, 2014, primarily due to the closure of Argosy Casino Sioux City on July 30, 2014, which had $1.8 million and

$7.8 million of general and administrative expenses for the three and nine months ended September 30, 2014, respectively, and cost containment measures at Hollywood Casino Gulf Coast, Hollywood Casino Aurora and Boomtown Biloxi.

Depreciation and amortization expense

Depreciation and amortization expense increased by $4.1 million, or 6.6%, for the three months ended September 30, 2015, as compared to the three months ended September 30, 2014, primarily due to the openings of Plainridge Park Casino in the second quarter 2015 and Hollywood Gaming at Mahoning Valley Race Course and Hollywood Gaming at Dayton Raceway in the third quarter of 2014, partially offset by decreased depreciation expense at Hollywood Casino Lawrenceburg primarily due to assets purchased for the 2009 expansion being fully depreciated in July 2014 and decreased depreciation expense at Hollywood Casino at Penn National Race Course primarily due to assets purchased for the 2008 opening being fully depreciated in February 2015.

Depreciation and amortization expense decreased by $10.3 million, or 5.1%, for the nine months ended September 30, 2015, as compared to the nine months ended September 30, 2014, primarily due to the closure of Argosy Casino Sioux City on July 30, 2014, which had $10.1 million of depreciation expense for the nine months ended September 30, 2014.  Additionally, we recorded lower depreciation expense at Hollywood Casino Lawrenceburg primarily due to assets purchased for the 2009 expansion being fully depreciated in July 2014 and lower depreciation expense at Hollywood Casino at Penn National Race Course primarily due to assets purchased for the 2008 opening being fully depreciated in February 2015, which were partially offset by the openings of Plainridge Park Casino in the second quarter 2015 and Hollywood Gaming at Mahoning Valley Race Course and Hollywood Gaming at Dayton Raceway in the third quarter of 2014.

Impairment losses

During the nine months ended September 30, 2014, the Company recorded a pre-tax impairment charge of $4.6 million in our East/Midwest segment to write-down certain idle assets to an estimated salvage value.

Other income (expenses)

Other income (expenses) for the three and nine months ended September 30, 2015 and 2014 were as follows (in thousands):

				Percentage
Three Months Ended September 30,	2015	2014	Variance	Variance
		(Restated)
Interest expense	$(111,406)	$(105,933)	$(5,473)	5.2%
Interest income	3,083	1,025	2,058	200.8%
Income from unconsolidated affiliates	3,759	2,291	1,468	64.1%
Other	2,672	1,583	1,089	68.8%
Total other expenses	$(101,892)	$(101,034)	$(858)	0.8%

Nine Months Ended September 30,	2015	2014	Variance	Variance
		(Restated)
Interest expense	$(329,550)	$(315,516)	$(14,034)	4.4%
Interest income	7,396	2,282	5,114	224.1%
Income from unconsolidated affiliates	11,895	6,247	5,648	90.4%
Other	4,805	1,391	3,414	245.4%
Total other expenses	$(305,454)	$(305,596)	$142	0.0%

Interest expense

Interest expense increased by $5.5 million and $14.0 million for the three and nine months ended September 30, 2015, as compared to the three and nine months ended September 30, 2014, primarily due to $1.7 million and $5.0 million for the three and nine months ended September 30, 2015, for the accretion of the relocation fees associated with our two racinos in Ohio, both of which opened in the third quarter of 2014, (See Note 7 to the condensed consolidated financial statements), higher borrowings on the Term Loan A portion of the senior secured credit facility for the three and nine months ended September 30, 2015, compared to the corresponding periods in the prior year and higher interest expense associated with the financing obligation (See Note 8 to the condensed consolidated financial statements).

Interest income

Interest income increased by $2.1 million and $5.1 million for the three and nine months ended September 30, 2015, respectively, as compared to the three and nine months ended September 30, 2014, primarily due to higher interest accrued on the note receivable with the Jamul Tribe (see Note 3 to the condensed consolidated financial statements for further details).

Income from unconsolidated affiliates

Income from unconsolidated affiliates increased by $1.5 million and $5.6 million for the three and nine months ended September 30, 2015, respectively, as compared to the three and nine months ended September 30, 2014, primarily due to increased earnings related to our joint venture in Kansas Entertainment primarily due to growth in its market share as the property continues to improve its efficiency from its February 2012 opening.

Other

Other increased by $1.1 million and $3.4 million for the three and nine months ended September 30, 2015 respectively, as compared to the three and nine months ended September 30, 2014, primarily due to increased foreign currency translation gains for the three and nine months ended September 30, 2015, compared to the corresponding period in the prior year.

Taxes

The Company calculates the provision for income taxes during interim reporting periods by applying an estimate of the annual effective tax rate (“ETR”) to the full year projected pretax book income or loss excluding certain discrete items. The Company’s ETR (income taxes as a percentage of income from operations before income taxes) was 87.83% and 86.41% for the three and nine months ended September 30, 2015, primarily due to the year-over-year increase in pre-tax earnings that had a favorable impact to our effective rate compared to the three and nine months ended September 30, 2014 whose effective tax rate was not meaningful due to the low levels of pretax income recorded in these periods.  The increase in valuation allowance recorded since December 31, 2014 increased our quarterly and year-to-date ETR by approximately 43%.

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

Net cash provided by operating activities totaled $306.1 million and $236.6 million for the nine months ended September 30, 2015 and 2014, respectively.  The increase in net cash provided by operating activities of $69.5 million for the nine months ended September 30, 2015, compared to the corresponding period in the prior year, was comprised primarily of an increase in cash receipts from customers of $164.9 million, offset by an increase in cash paid to suppliers and vendors of $81.0 million and an increase in cash paid to employees of $22.8 million. The increase in cash receipts collected from our customers, cash paid to suppliers and vendors, and cash paid to employees for the nine months ended September 30, 2015 compared to the prior year was primarily due to the openings of Hollywood Gaming at Mahoning Valley Race Course on September 17, 2014, Hollywood Gaming at Dayton Raceway on August 28, 2014, and Plainridge Park Casino on June 24, 2015, as well as the acquisitions of Tropicana Las Vegas on August 25, 2015 and Prairie State Gaming on September 1, 2015, partially offset by the closure of Argosy Casino Sioux City on July 30, 2014.

Net cash used in investing activities totaled $683.8 million and $292.3 million for the nine months ended September 30, 2015 and 2014, respectively. The increase in net cash used in investing activities of $391.5 million for the nine months ended September 30, 2015, compared to the corresponding period in the prior year, was primarily due to our acquisitions of Tropicana Las Vegas and Prairie State Gaming for a total of $399.6 million in 2015, increased advances to the Jamul tribe of $33.7 million, and a return of cash in escrow in the first quarter of 2014 of $18.0 million, all of which were partially offset by our Massachusetts gaming license payment of $25.0 million in March 2014, the acquisition of Plainridge Racecourse in April 2014 for $42.0 million, and decreased capital maintenance expenditures of $23.8 million. The increase was also impacted by increased capital project expenditures of $29.6 million primarily due to the development of Plainridge Park Casino, which opened in June 2015, partially offset by decreased expenditures for new hotel at Zia Park Casino and the new Ohio racinos, all of which opened in 2014.

Net cash provided by (used in) financing activities totaled $392.5 million and $(6.6) million for the nine months ended September 30, 2015 and 2014, respectively. The increase in net cash provided by financing activities of $399.1 million for the nine months ended September 30, 2015, compared to the corresponding period in the prior year, was primarily due to higher net borrowings on our long-term debt of $400.2 million and lower principal payments on long-term obligations of $11.7 million, both of which were partially offset by lower proceeds from insurance financing of $13.9 million.

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

The following table summarizes our expected capital project expenditures by segment for the fiscal year ending December 31, 2015, and actual expenditures for the nine months ended September 30, 2015 (excluding licensing fees and net of reimbursements). The table below should not be utilized to predict future expected capital project expenditures subsequent to 2015.

Property	Expected for Year Ending December 31, 2015	Expenditures for Nine Months Ended September 30, 2015	Balance to Expend in 2015
	(in millions)

East/Midwest	$137.8	$123.2	$14.6
West	0.6	0.6	—
Southern Plains	1.4	1.4	—
Total	$139.8	$125.2	$14.6

On February 28, 2014, the Massachusetts Gaming Commission awarded the Company a Category Two slots-only gaming license, and on June 24, 2015, the Company opened Plainridge Park Casino in Plainville, Massachusetts.  Plainridge Park Casino is a $266 million (which is inclusive of a $25 million increase to our original budget principally due to our decision to purchase rather than lease certain games and equipment) fully integrated racing and gaming facility featuring live harness racing and simulcasting with 1,250 gaming devices, various dining and entertainment options, structured and surface parking, and a two story clubhouse with approximately 55,000 square feet  As of September 30, 2015, total cumulative costs were $253.4 million, which includes a $25 million gaming license fee, which was paid in March 2014, and the acquisition of Plainridge Racecourse for $42.4 million, which was paid in April 2014.

Hollywood Gaming at Mahoning Valley Race Course, with a $161 million budget, inclusive of a $75 million relocation fee and $50 million license fee, opened on September 17, 2014. Hollywood Gaming at Dayton Raceway, with a $165 million budget, inclusive of a $75 million relocation fee and $50 million license fee, opened on August 28, 2014. The $75 million relocation fee for each Ohio racetrack is based on the present value of the contractual obligation, of which $7.5 million was paid upon opening, with 18 additional semi-annual payments of $4.8 million due beginning one year after opening. For the license fee for each Ohio racetrack, we paid $10 million in the second quarter of 2014 as well as $15 million upon opening and paid the remaining license fee of $25 million on the one year anniversary of the commencement of gaming.  As of September 30, 2015, Penn has incurred cumulative costs of $102.5 million and $94.4 million for the Mahoning Valley facility and the Dayton facility, respectively, which includes the payments made to date for the relocation fee and license fee previously mentioned.  As part of the spin-off transaction that was effective November 1, 2013, GLPI was responsible for certain real estate related construction costs for the Mahoning Valley facility and the Dayton facility, and as such, these facilities are now subject to the Master Lease.

During the nine months ended September 30, 2015, we spent $41.7 million for capital maintenance expenditures, with $15.4 million at our East/Midwest segment, $6.0 million at our West segment, $17.7 million at our Southern Plains segment, and $2.6 million for Other. The majority of the capital maintenance expenditures were for slot machines and slot machine equipment.

Cash generated from operations and cash available under the revolving credit facility portion of our senior secured credit facility funded our capital projects, capital maintenance expenditures and the Jamul Tribe project in 2015 to date.

Jamul Tribe

A note receivable to the Jamul Tribe, which totaled $143.9 million at September 30, 2015, is accounted for as a loan and as such is not included in the capital expenditures table presented above. The budget for this development project is $390 million. We are also exploring other financing options to provide more permanent, lower cost terms for the Jamul Tribe.  We expect the project to be completed in mid-2016 which will include the construction of a three-story gaming and entertainment facility of approximately 200,000 square feet featuring over 1,700 slot machines, 43 live table games, including poker, multiple restaurants, bars and lounges and a partially enclosed parking structure with over 1,800 spaces.

Senior Secured Credit Facility

On April 28, 2015, the Company entered into an agreement to amend its senior secured credit facility.   In August 2015, the amendment to the senior secured credit facility went into effect increasing the capacity under an existing five year revolver from $500 million to $633.2 million and increased the existing five year $500 million Term Loan A facility by $146.7 million.  The seven year $250 million Term Loan B facility remained unchanged.  At September 30, 2015, the Company’s senior secured credit facility had a gross outstanding balance of $1,236.6 million, consisting of a $601.0 million Term Loan A facility, a $245.6 million Term Loan B facility, and $390.0 million outstanding on the revolving credit facility.  Additionally, at September 30, 2015, the Company had conditional obligations under letters of credit issued pursuant to the senior secured credit facility with face amounts aggregating $23.2 million, resulting in $220.0 million of available borrowing capacity as of September 30, 2015 under the revolving credit facility.

Other Long Term Obligations

Other long term obligations at September 30, 2015 of $147.0 million included $131.7 million related to the relocation fees for Hollywood Gaming at Dayton Raceway and Hollywood Gaming at Mahoning Valley Race Course, and $15.3 million related to the repayment obligation of a hotel and event center located near Hollywood Casino Lawrenceburg; all of which are more fully described below.

In June 2013, the Company finalized the terms of its memorandum of understanding with the State of Ohio, which included an agreement by the Company to pay a relocation fee in return for being able to relocate its existing racetracks in Toledo and Grove City to Dayton and Mahoning Valley, respectively. Upon opening of these two racinos in Ohio in the third quarter of 2014, the relocation fee for each new racino was recorded at the present value of the contractual obligation, which was calculated to be $75 million based on the 5% discount rate included in the agreement.  The relocation fee for each facility is payable as follows: $7.5 million upon the opening of the facility and eighteen semi-annual payments of $4.8 million beginning one year from the commencement of operations. This obligation is accreted to interest expense at an effective yield of 5.0%. The amount included in interest expense related to this obligation was $5.0 million for the nine months ended September, 2015.

The City of Lawrenceburg Department of Redevelopment recently completed construction of a hotel and event center located less than a mile away from Hollywood Casino Lawrenceburg. Effective in mid January 2015, by contractual agreement, a repayment obligation for the hotel and event center was assumed by one of our wholly-owned subsidiaries in the amount of $15.3 million, which was financed through a loan with the City of Lawrenceburg Department of Redevelopment.  The Company is obligated to make annual payments on the loan of approximately $1 million for twenty years beginning January 2016. This obligation is accreted to interest expense at its effective yield of 3.0%. The amount included in interest expense related to this obligation was $0.3 million for the nine months ended September 30, 2015.

Capital Leases

Capital leases are primarily comprised of a ten year corporate airplane lease that expires in August 2016, which has a ten year renewal option.  The lease obligation has been recorded at the lessor’s initial cost of the plane, of $24.9 million at both September 30, 2015 and December 31, 2014, since the agreement has broad based default provisions that could result in potential damages equal to this amount.  The lease obligation was classified as a capital lease based on the provisions of ASC 840 “Leases” which requires that the remedies for events of default under the provision described in this scenario be included in the minimum lease payment calculation for purposes of lease classification and that the probability of such an event of default will occur is not relevant to this determination.

Financing Obligation with GLPI

As discussed in Note 3 and Note 8 to the condensed consolidated financial statements, the Company makes significant payments to GLPI under the Master Lease.  As of September 30, 2015, the Company financed with GLPI real property assets associated with eighteen of the Company’s gaming and related facilities used in the Company’s operations.

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

At September 30, 2015, the Company was in compliance with all required financial covenants.  The Company has received a waiver through March 15, 2016, from its lenders under its senior secured credit facility to file its financial statements with the SEC through the quarter ended September 30, 2015.  Additionally, starting on February 8, 2016, the Company is required to pay an additional 25 basis points annually under its $300 million senior unsecured notes until the Company becomes current with its SEC filings.

Outlook

The spin-off transaction with GLPI will continue to have a material impact on our results of operations, capital structure and management. For a discussion of these impacts, see “Spin-Off of Real Estate Assets through a Real Estate Assets through a Real Estate Investment Trust” and “Risk Factors” in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2014. Based on our current level of operations, we believe that cash generated from operations and cash on hand, together with amounts available under our senior secured credit facility, will be adequate to meet our anticipated rental obligation, debt service requirements, capital expenditures and working capital needs for the foreseeable future. However, we cannot be certain that our business will generate sufficient cash flow from operations, that our anticipated earnings projections will be realized, or that future borrowings will be available under our senior secured credit facility or otherwise will be available to enable us to service our indebtedness, including the senior secured credit facility and the $300 million 5.875% senior unsecured notes, to retire or redeem the $300 million 5.875% senior unsecured notes when required or to make anticipated capital expenditures. In addition, we expect a majority of our future growth to come from acquisitions of gaming properties at reasonable valuations, greenfield projects, jurisdictional expansions and property expansion in under-penetrated markets.  During the third quarter, including the increased capacity discussed in Note 7 - Long-term Debt, availability under the revolving portion of our senior secured credit facility decreased by $152.1 million due to business acquisitions as well as additional advances to the Jamul Tribe.  If we consummate other significant acquisitions in the future or undertake any significant property expansions, our cash requirements may increase significantly and we may need to make additional borrowings or complete equity or debt financings to meet these requirements. Our future operating performance and our ability to service or refinance our debt will be subject to future economic conditions and to financial, business and other factors, many of which are beyond our control. See “Risk Factors—Risks Related to Our Capital Structure” in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2014 for a discussion of the risk related to our capital structure.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The table below provides information at September 30, 2015 about our financial instruments that are sensitive to changes in interest rates. For debt obligations, the table presents notional amounts maturing during the period and the related weighted-average interest rates by maturity dates. Notional amounts are used to calculate the contractual payments to be exchanged by maturity date and the weighted-average interest rates are based on implied forward LIBOR rates at September 30, 2015.

	10/01/15 -	10/01/16 -	10/01/17 -	10/01/18 -	10/01/19 -			Fair Value
	09/30/16	09/30/17	09/30/18	09/30/19	09/30/20	Thereafter	Total	09/30/15
	(in thousands)
Long-term debt:
Fixed rate	$—	$—	$—	$—	$—	$300,000	$300,000	$303,000
Average interest rate						5.88%

Variable rate	$47,779	$64,244	$68,360	$820,590	$2,500	$233,125	$1,236,598	$1,230,292
Average interest rate (1)	3.10%	3.23%	3.32%	3.38%	4.71%	3.99%

(1)                                  Estimated rate, reflective of forward LIBOR plus the spread over LIBOR applicable to variable-rate borrowing.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Controls and Procedures

The Company’s management, under the supervision and with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of September 30, 2015, which is the end of the period covered by this Quarterly Report on Form 10-Q.  As described below, management has identified material weaknesses in our internal controls over financial reporting. As a result of these material weaknesses, our principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were not effective as of September 30, 2015 to ensure that information required to be disclosed by the Company in reports we file or submit under the Exchange Act is (i) recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the United States Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to the Company’s management, including the Company’s principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

As disclosed in Item 9A of the Company’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2014, filed concurrently with this Form 10-Q, the Company did not maintain effective controls and procedures over the evaluation and accounting of certain complex and non-routine transactions including lease transactions.  Specifically, we did not maintain a sufficient complement of personnel with an appropriate level of knowledge and experience to challenge our application of GAAP commensurate with the nature and complexity of certain of our transactions to prevent or detect and correct material misstatements in a timely manner. In addition, we did not maintain effective controls and procedures over the calculation of impairment charges for goodwill and indefinite-lived intangible assets.  Specifically, our review controls were not designed with a sufficient level of precision and executed by personnel with an appropriate level of experience to detect material errors in the methodologies used and in the calculation of the impairment charges that were recognized in our consolidated statements. As disclosed in Note 2 to the condensed consolidated financial statements included within this quarterly report, these material weaknesses resulted in material misstatements in our previously issued consolidated financial statements as of and for the three months and nine months ended September 30, 2014, and as of December 31, 2014.

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

ITEM 1A — RISK FACTORS

Portions of Tropicana Las Vegas are known to contain asbestos as well as other environmental conditions, which may include the presence of mold. The environmental conditions may require remediation in isolated areas. The extent of such potential conditions cannot be determined definitively, and may result in additional expense in the event that additional or currently unknown conditions are detected.

ITEM 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Program

July 1, 2015 - July 31, 2015	—	$—	N/A	N/A
August 1, 2015 - August 31, 2015	77	19.28	N/A	N/A
September 1, 2015 - September 30, 2015	—	—	N/A	N/A

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

101

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Balance Sheets at September 30, 2015 and December 31, 2014, (ii) the Condensed Consolidated Statements of Operations for the three months ended September 30, 2015 and 2014, (iii) the Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2015 and 2014, (iv) the Condensed Consolidated Statements of Changes in Shareholders’ Equity for the nine months ended September 30, 2015 and 2014, (v) the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2015 and 2014 and (vi) the notes to the Condensed Consolidated Financial Statements, tagged as blocks of text.

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

101

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Balance Sheets at September 30, 2015 and December 31, 2014, (ii) the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2015 and 2014, (iii) the Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2015 and 2014, (iv) the Condensed Consolidated Statements of Changes in Shareholders’ Equity for the nine months ended September 30, 2015 and 2014, (v) the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2015 and 2014 and (vi) the notes to the Condensed Consolidated Financial Statements, tagged as blocks of text.

*                                         Filed herewith.