Form 10-K
period 2015-12-31
PENN NATIONAL GAMING INC
filed 2016-03-15
CIK 921738

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
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

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

          As of June 30, 2015 (the last business day of the registrant's most recently completed second fiscal quarter), the aggregate market value of the voting common stock held by non-affiliates of the registrant was approximately $1.34 billion. Such aggregate market value was computed by reference to the closing price of the common stock as reported on the NASDAQ Global Select Market on June 30, 2015.

          The number of shares of the registrant's common stock outstanding as of March 10, 2016 was 81,288,782.

DOCUMENTS INCORPORATED BY REFERENCE

          Portions of the registrant's definitive proxy statement for its 2016 annual meeting of shareholders are incorporated by reference into Part III.

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

  •
  our expectations for the continued availability and cost of capital; and

  •
  our expectations regarding the remediation of the material weakness in our internal control over financial reporting.

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

  •
  the remediation of any material weaknesses and the costs to strengthen our internal control structure, potential investigations, litigation, or other proceedings by governmental authorities, stockholders or other parties, and risks related to the impact of the recent restatement of the Company's financial statements on the Company's reputation, development projects, joint ventures and other commercial contracts;

  •
  with respect to the proposed Jamul project near San Diego, California, particular risks associated with financing a project of this type, sovereign immunity, local opposition (including several pending lawsuits), and building a complex project on a relatively small parcel;

  •
  with respect to our acquisition of Tropicana Las Vegas Hotel and Casino, risks relating to higher leverage, the successful integration of the acquisition, our ability to successfully leverage our player database, market conditions affecting the Las Vegas Strip, ongoing litigation, labor relations, future capital expenditures, and the risks associated with construction projects (such as delays and unexpected costs);

  •
  with respect to our social and other interactive gaming endeavors, risks related to ultimate profitability, cyber-security, data privacy, intellectual property and legal and regulatory challenges;

  •
  with respect to our acquisition of Prairie State Gaming in Illinois, risks relating to our ability to successfully compete in the VGT market, our ability to retain existing customers and secure new customers, risks relating to municipal authorization of VGT operations and the implementation and the ultimate success of the products and services being offered;

  •
  the passage of state, federal or local legislation (including referenda) that would expand, restrict, further tax, prevent or negatively impact operations in or adjacent to the jurisdictions in which we do or seek to do business (such as a smoking ban at any of our facilities);

  •
  with respect to our facility in Massachusetts, the ultimate location and anticipated opening dates of the other commercial and Tribal gaming facilities in the state and in Rhode Island;

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

  •
  changes in accounting standards;

  •
  our dependence on key personnel both in our corporate offices and at our facilities;

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

PART I

ITEM 1.    BUSINESS

Overview

        We are a leading, diversified, multi-jurisdictional owner and manager of gaming and racing facilities and video gaming terminal operations with a focus on slot machine entertainment. The Company was incorporated in Pennsylvania in 1982 as PNRC Corp. and adopted its current name in 1994, when the Company became a publicly traded company. In 1997, we began our transition from a pari-mutuel company to a diversified gaming company with the acquisition of the Charles Town property and the introduction of video lottery terminals in West Virginia. Since 1997, we have continued to expand our gaming operations through strategic acquisitions, greenfield projects, and property expansions. We, along with our joint venture partner, opened Hollywood Casino at Kansas Speedway on February 3, 2012. In Ohio, we have opened four new gaming properties over the last four years, including: Hollywood Casino Toledo on May 29, 2012, Hollywood Casino Columbus on October 8, 2012, Hollywood Gaming at Dayton Raceway on August 28, 2014, and Hollywood Gaming at Mahoning Valley Race Course on September 17, 2014. In addition, on November 2, 2012, we acquired Harrah's St. Louis, which we subsequently rebranded as Hollywood Casino St Louis.

        On June 24, 2015, we opened Plainridge Park Casino, an integrated racing and slots-only gaming facility in Plainville, Massachusetts. On August 25, 2015, we completed the acquisition of our first Las Vegas strip asset, Tropicana Hotel and Casino in Las Vegas, Nevada. On September 1, 2015, we completed our acquisition of Prairie State Gaming, one of the largest video gaming terminal route operators in Illinois. In addition, we are developing a Hollywood Casino branded gaming facility on the Jamul Indian Village near San Diego, California, which we will manage upon its anticipated opening in mid-2016. Also during the year ended December 31, 2015, we established a new business line to implement our interactive gaming strategy through our new subsidiary, Penn Interactive Ventures, which included building out a new interactive team, launching our Hollywood Casino branded Play4Fun social gaming partnership with Scientific Games and establishing other partnerships that we expect to launch in 2016.

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

Spin-Off of Real Estate Assets through a Real Estate Investment Trust

        On November 1, 2013, the Company completed its plan to separate its gaming operating assets from its real property assets by creating a newly formed, publicly traded real estate investment trust ("REIT"), known as Gaming and Leisure Properties, Inc. ("GLPI"), through a tax free spin-off (the "Spin-Off"). Penn effected the Spin-Off by distributing one share of common stock of GLPI to the holders of Penn common stock and Series C Convertible Preferred Stock ("Series C Preferred Stock") for every share of Penn common stock and every 1/1000th of a share of Series C Preferred Stock that they held at the close of business on October 16, 2013, the record date for the Spin-Off. Peter M. Carlino and the PMC Delaware Dynasty Trust dated September 25, 2013, a trust for the benefit of Mr. Carlino's children, also received 882,129 additional shares of GLPI common stock, in exchange for 2,167,393 shares of Penn common stock that they transferred to Penn immediately prior to the Spin-Off, and Mr. Carlino exchanged certain options to acquire Penn common stock for options to acquire GLPI common stock having the same aggregate intrinsic value. Penn engaged in these exchanges with Mr. Carlino and his related trust to ensure that each member of the Carlino family beneficially owned 9.9% or less of the outstanding shares of Penn common stock following the Spin-Off, so that GLPI could qualify to be taxed as a REIT for United States ("U.S.") federal income tax purposes.

        In addition, through a series of internal corporate restructurings, Penn contributed to GLPI substantially all of the assets and liabilities associated with Penn's real property interests and real estate development business, as well as all of the assets and liabilities of Hollywood Casino Baton Rouge and Hollywood Casino Perryville, which are referred to as the "TRS Properties." As a result of the Spin-Off, GLPI owns substantially all of Penn's former real property assets as of such date and leases back those assets (other than the TRS Properties) to Penn for use by its subsidiaries, under a "triple net" master lease agreement (the "Master Lease") (which has a fifteen-year initial term that can be extended at Penn's option for up to four five-year renewal terms), as well as owns and operates the TRS Properties. Penn continues to operate the leased gaming facilities and holds the associated gaming licenses with these facilities. As a result of the Spin-Off, the Company's results for the year ended December 31, 2013 only include the TRS Properties for the period January 1, 2013 through October 31, 2013. The TRS properties have been reported as discontinued operations in the Company's financial statements.

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

Master Lease

        As of December 31, 2015, the Company leased from GLPI real property assets associated with eighteen of the Company's gaming and related facilities used in the Company's operations. The following summary of the Master Lease is qualified in its entirety by reference to the Master Lease which has been filed with the Securities and Exchange Commission, as exhibit 10.20 to our Form 10-K/A. It was determined that the Master Lease did not meet the requirements of a normal leaseback under ASC 840 due to prohibited forms of continuing involvement and is therefore accounted for as a financing obligation.

        The payment structure under the Master Lease, which became effective November 1, 2013, includes a fixed component, a portion of which is subject to an annual escalator of up to 2% if certain coverage ratio thresholds are met, and a component that is based on the performance of the facilities, which is prospectively adjusted, subject to a floor of zero (i) every five years by an amount equal to 4% of the average change to net revenues of all facilities under the Master Lease (other than Hollywood Casino Columbus and Hollywood Casino Toledo) during the preceding five years, and (ii) monthly by an amount equal to 20% of the change in net revenues of Hollywood Casino Columbus and Hollywood Casino Toledo during the preceding month. In addition, with the openings of Hollywood Gaming at Dayton Raceway and Hollywood Gaming at Mahoning Valley Race Course in the third quarter of 2014, our annual payment related to the Master Lease increased by approximately $19 million, which approximates ten percent of the real estate construction costs paid for by GLPI related to these facilities.

        In April 2014, an amendment to the Master Lease was entered into in order to revise certain provisions relating to our Sioux City property. In accordance with the amendment, upon the cessation of gaming operations at Argosy Casino Sioux City on July 30, 2014 due to the termination of its gaming license, the annual payment to GLPI was reduced by $6.2 million. Additionally, the Company finalized its calculation of the coverage ratio in accordance with the appropriate provisions of the Master Lease to determine if an annual base payment escalator is due. The calculation of the escalator resulted in an increase to our annual payment of $5.0 million and $3.2 million for the years ended December 31, 2015 and 2014, respectively.

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

Segment Information

        Our Chief Executive Officer and President, who is the Company's Chief Operating Decision Maker ("CODM") as that term is defined in Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 280, "Segment Reporting" ("ASC 280"), measures and assesses the Company's business performance based on regional operations of various properties grouped together based primarily on their geographic locations. In January 2014, the Company named Jay Snowden as its Chief Operating Officer and the Company decided in connection with this announcement to re-align its reporting structure. Since January 2014, the Company's reportable segments are: (i) East/Midwest, (ii) West, and (iii) Southern Plains. See "Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Item 8—Financial Statements and Supplementary Data—Note 16—Segment Information."

        The East/Midwest reportable segment consists of the following properties: Hollywood Casino at Charles Town Races, Hollywood Casino Bangor, Hollywood Casino at Penn National Race Course,

Hollywood Casino Lawrenceburg, Hollywood Casino Toledo, Hollywood Casino Columbus, Hollywood Gaming at Dayton Raceway, which opened on August 28, 2014, Hollywood Gaming at Mahoning Valley Race Course, which opened on September 17, 2014, and Plainridge Park Casino, which opened on June 24, 2015. It also includes the Company's Casino Rama management service contract. It also previously included Hollywood Casino Perryville, which was contributed to GLPI on November 1, 2013 and is reported as discontinued operations.

        The West reportable segment consists of the following properties: Zia Park Casino, M Resort, and Tropicana Las Vegas, which was acquired on August 25, 2015, as well as the Hollywood Casino Jamul—San Diego project with the Jamul Indian Village, which the Company anticipates completing in mid-2016.

        The Southern Plains reportable segment consists of the following properties: Hollywood Casino Aurora, Hollywood Casino Joliet, Argosy Casino Alton, Argosy Casino Riverside, Hollywood Casino Tunica, Hollywood Casino Gulf Coast, Boomtown Biloxi, Hollywood Casino St. Louis, and Prairie State Gaming, which the Company acquired on September 1, 2015, and includes the Company's 50% investment in Kansas Entertainment, LLC ("Kansas Entertainment"), which owns the Hollywood Casino at Kansas Speedway. This segment previously included Argosy Casino Sioux City, which closed on July 30, 2014 and Hollywood Casino Baton Rouge, which was contributed to GLPI on November 1, 2013 and is reported as discontinued operations.

        The Other category consists of the Company's standalone racing operations, namely Rosecroft Raceway, Sanford-Orlando Kennel Club, and the Company's joint venture interests in Sam Houston Race Park, Valley Race Park, and Freehold Raceway. It also previously included the Company's Bullwhackers property, which was sold in July 2013. If the Company is successful in obtaining gaming operations at these locations, they would be assigned to one of the Company's regional executives and reported in their respective reportable segment. The Other category also includes the Company's corporate overhead operations, which does not meet the definition of an operating segment under ASC 280, and Penn Interactive Ventures, LLC, the Company's wholly-owned subsidiary which represents its social online gaming initiatives and would meet the definition of an operating segment under ASC 280 but is currently immaterial to the Company's operations.

Properties

        Penn National Gaming, Inc. owns, operates, or has ownership interests in gaming and racing facilities and video gaming terminal operations with a focus on slot machine entertainment. As of December 31, 2015, we operated twenty-seven facilities in the following seventeen jurisdictions: Florida, Illinois, Indiana, Kansas, Maine, Maryland, Massachusetts, Mississippi, Missouri, Nevada, New Jersey, New Mexico, Ohio, Pennsylvania, Texas, West Virginia, and Ontario. The Company, on August 25, 2015, acquired Tropicana Las Vegas on the Las Vegas Strip for $357.7 million. In Illinois, the Company acquired Prairie State Gaming, a video gaming terminal operator, on September 1, 2015. The Company, along with its joint venture partner, opened Hollywood Casino at Kansas Speedway on February 3, 2012. In Ohio, the Company opened four new gaming properties over the last three years, including: Hollywood Casino Toledo on May 29, 2012, Hollywood Casino Columbus on October 8, 2012, Hollywood Gaming at Dayton Raceway on August 28, 2014, and Hollywood Gaming at Mahoning Valley Race Course on September 17, 2014. In addition, on November 2, 2012, the Company acquired Harrah's St. Louis, which we subsequently rebranded as Hollywood Casino St. Louis. On July 30, 2014, the Company closed its facility in Sioux City, Iowa, and on July 1, 2013, the Company sold its Bullwhackers property located in Colorado. As such, the Company no longer has any operations in Iowa and Colorado. Additionally, as a result of the Spin-Off, Hollywood Casino Baton Rouge in Louisiana and Hollywood Casino Perryville in Maryland were contributed to GLPI on November 1, 2013.

        The real estate of the Master Lease properties described below was contributed to GLPI as part of the Spin-Off; however, Penn continues to operate the leased gaming facilities. The following table summarizes certain features of the Master Lease properties operated and managed by us as of December 31, 2015:

Master Lease Properties

	Location	Type of Facility	Approx. Property Square Footage(1)	Gaming Machines	Table Games(2)	Hotel Rooms
Hollywood Casino at Charles Town Races	Charles Town, WV	Land-based gaming/Thoroughbred racing	511,249	2,640	91	153
Hollywood Casino Lawrenceburg	Lawrenceburg, IN	Dockside gaming	634,000	1,796	60	295
Hollywood Casino Toledo	Toledo, OH	Land-based gaming	285,335	2,045	59	—
Hollywood Casino Columbus	Columbus, OH	Land-based gaming	354,075	2,244	78	—
Hollywood Gaming at Dayton Raceway	Dayton, OH	Land-based gaming/Harness racing	191,037	990	—	—
Hollywood Gaming at Mahoning Valley Race Course	Youngstown, OH	Land-based gaming/Thoroughbred racing	177,448	940	—	—
Hollywood Casino St. Louis	Maryland Heights, MO	Dockside gaming	645,270	2,110	57	502
Hollywood Casino at Penn National Race Course	Grantville, PA	Land-based gaming/Thoroughbred racing	451,758	2,391	55	—
M Resort	Henderson, NV	Land-based gaming	910,173	1,339	40	390
Argosy Casino Riverside	Riverside, MO	Dockside gaming	450,397	1,484	37	258
Hollywood Casino Gulf Coast	Bay St. Louis, MS	Land-based gaming	425,920	1,116	17	291
Hollywood Casino Tunica	Tunica, MS	Dockside gaming	315,831	1,066	20	494
Hollywood Casino Aurora	Aurora, IL	Dockside gaming	222,189	1,127	20	—
Boomtown Biloxi	Biloxi, MS	Dockside gaming	134,800	955	16	—
Hollywood Casino Joliet	Joliet, IL	Dockside gaming	322,446	1,100	23	100
Hollywood Casino Bangor	Bangor, ME	Land-based gaming/Harness racing	257,085	787	12	152
Argosy Casino Alton(3)	Alton, IL	Dockside gaming	241,762	838	12	—
Argosy Casino Sioux City(4)	Sioux City, IA	Dockside gaming	—	—	—	—
Zia Park Casino	Hobbs, NM	Land-based gaming/Thoroughbred racing	193,645	750	—	154

Total			6,724,420	25,718	597	2,789

(1)
Square footage includes conditioned space and excludes parking garages and barns.

(2)
Excludes poker tables.

(3)
Excludes the riverboat, which continues to be owned by Penn.

(4)
This facility was closed on July 30, 2014.

        The following table summarizes certain features of the properties that are not subject to the Master Lease and are owned and operated, or managed, by us as of December 31, 2015:

Other Properties

	Location	Type of Facility	Approx. Property Square Footage(1)	Gaming Machines	Table Games(2)	Hotel Rooms
Owned Properties:
Hollywood Casino at Kansas Speedway(3)	Kansas City, KS	Land-based gaming	244,791	2,000	40	—
Beulah Park(4)	Grove City, OH	Thoroughbred racing	—	—	—	—
Freehold Raceway(5)	Freehold, NJ	Standardbred racing	132,865	—	—	—
Raceway Park(6)	Toledo, OH	Standardbred racing	—	—	—	—
Rosecroft Raceway	Oxon Hill, MD	Standardbred racing	183,950	—	—	—
Sanford-Orlando Kennel Club	Longwood, FL	Greyhound racing	58,940	—	—	—
Plainridge Park Casino(7)	Plainville, MA	Land-based gaming/Harness racing	196,473	1,250	—	—
Sam Houston Race Park(8)	Houston, TX	Thoroughbred racing	283,383	—	—	—
Valley Race Park(8)	Harlingen, TX	Greyhound racing	118,216	—	—	—
Tropicana Las Vegas(9)	Las Vegas, NV	Land-based gaming	1,183,984	775	36	1,470
Managed Property:
Casino Rama(10)	Orillia, Ontario	Land-based gaming	840,928	2,537	98	289
VGT-route Operations:
Prairie State Gaming(11)	Illinois	Land-based gaming	N/A	1,100	—	—

Total			3,243,530	7,662	174	1,759

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

(7)
Opened on June 24, 2015.

(8)
Pursuant to a joint venture with MAXXAM, Inc. ("MAXXAM").

(9)
Acquired on August 25, 2015.

(10)
Pursuant to a management contract.

(11)
Video-gaming terminal ("VGT") route operator acquired on September 1, 2015.

        As mentioned above, we organize the properties we operate, manage and own, as applicable, into three segments, East/Midwest, West and Southern Plains. Below is a description of each of our properties by segment.

East/Midwest Properties

Hollywood Casino at Charles Town Races

        Hollywood Casino at Charles Town Races is located in Charles Town, West Virginia, within approximately a one-hour drive of the Baltimore, Maryland and Washington, D.C. markets. Hollywood Casino at Charles Town Races features 511,249 of property square footage with 2,640 gaming machines, 91 table games and 26 poker tables and a 153-room hotel. Hollywood Casino at Charles Town Races also features various dining options, including a high-end steakhouse, a sports bar and entertainment lounge, as well as an Asian themed restaurant. The complex also features live thoroughbred racing at a 3/4-mile all-weather lighted thoroughbred racetrack with a 3,000-seat grandstand, parking for 5,781 vehicles and simulcast wagering and dining.

Hollywood Casino at Penn National Race Course

        Hollywood Casino at Penn National Race Course is located in Grantville, Pennsylvania, which is 15 miles northeast of Harrisburg. Hollywood Casino at Penn National Race Course features 451,758 of property square footage with 2,391 slot machines, 55 table games and 16 poker tables. The facility also includes an entertainment bar and lounge, a sports bar, a buffet, a high-end steakhouse and various casual dining options, as well as a simulcast facility and viewing area for live racing. The facility has ample parking, including a five-story self-parking garage, with capacity for approximately 2,200 cars, and approximately 1,500 surface parking spaces for self and valet parking. The property includes a one-mile all-weather lighted thoroughbred racetrack and a 7/8-mile turf track. The property also includes 393 acres that are available for future expansion or development.

Hollywood Casino Lawrenceburg

        Hollywood Casino Lawrenceburg is located on the Ohio River in Lawrenceburg, Indiana, approximately 15 miles west of Cincinnati. The Hollywood-themed casino riverboat has 634,000 square feet of property square footage with 1,796 slot machines, 60 table games and 19 poker tables. Hollywood Casino Lawrenceburg also includes a 295-room hotel, as well as a restaurant, a bar, a nightclub, a sports bar, two cafes and meeting space.

        The City of Lawrenceburg Department of Redevelopment constructed a hotel and event center located less than a mile away from our Hollywood Casino Lawrenceburg property. Effective in mid January 2015, by contractual agreement, the hotel and event center is owned and operated by a subsidiary of the Company. The hotel and event center includes 168 rooms, approximately 18,000 square feet of multipurpose space and 19,500 square feet of ballroom and meeting space.

Hollywood Casino Toledo

        Hollywood Casino Toledo is located in Toledo, Ohio and opened on May 29, 2012. Hollywood Casino Toledo is a Hollywood-themed casino featuring 285,335 of property square footage with 2,045 slot machines, 59 table games and 20 poker tables. Hollywood Casino Toledo also includes multiple food and beverage outlets, an entertainment lounge, and structured and surface parking for approximately 3,300 spaces.

Hollywood Casino Columbus

        Hollywood Casino Columbus is located in Columbus, Ohio and opened on October 8, 2012. Hollywood Casino Columbus is a Hollywood-themed casino featuring 354,075 of property square footage with 2,244 slot machines, 78 table games and 36 poker tables. Hollywood Casino Columbus also includes multiple food and beverage outlets, an entertainment lounge, and structured and surface parking for 4,616 spaces.

Hollywood Gaming at Dayton Raceway

        Hollywood Gaming at Dayton Raceway is located in Dayton, Ohio and opened on August 28, 2014. Hollywood Gaming at Dayton Raceway is a Hollywood-themed facility featuring 191,037 of property square footage with 990 video lottery terminals and a 5/8-mile standardbred racetrack. Hollywood Gaming at Dayton Raceway also includes various restaurants, bars, surface parking for 1,806 spaces and other amenities.

Hollywood Gaming at Mahoning Valley Race Course

        Hollywood Gaming at Mahoning Valley Race Course is located in Youngstown, Ohio and opened on September 17, 2014. Hollywood Gaming at Mahoning Valley Race Course is a Hollywood-themed facility featuring 177,448 of property square footage with 940 video lottery terminals and a one-mile thoroughbred racetrack. Hollywood Gaming at Mahoning Valley Race Course also includes various restaurants, bars, surface parking for 1,251 spaces and other amenities.

Hollywood Casino Bangor

        Hollywood Casino Bangor, which is located in Bangor, Maine, includes 257,085 of property square footage with 787 slot machines, 12 table games and four poker tables. Hollywood Casino Bangor's amenities include a 152-room hotel with 5,119 square feet of meeting and multipurpose space, three eateries, a buffet, a snack bar and a casual dining restaurant, a small entertainment stage, and a four-story parking garage with 1,500 spaces. Bangor Raceway, which is adjacent to the property, is located at historic Bass Park and includes a one-half mile standardbred racetrack and grandstand to seat 3,500 patrons.

Plainridge Park Casino

        Plainridge Park Casino, which opened on June 24, 2015, is located 20 miles southwest of the Boston beltway just off interstate 95 in Plainville, Massachusetts. Plainridge Park Casino features 196,473 of property square footage with 1,250 gaming devices. Plainridge Park Casino offers various restaurants, bars, 1,620 structured and surface parking spaces, and other amenities. Plainridge Park Casino also includes a 5/8-mile live harness racing facility with approximate 55,000 square foot, two story clubhouse for simulcast operations and live racing viewing.

Casino Rama

        Through CHC Casinos Canada Limited ("CHC Casinos"), our indirectly wholly-owned subsidiary, we manage Casino Rama, a full service gaming and entertainment facility, on behalf of the Ontario Lottery and Gaming Corporation ("OLGC"), an agency of the Province of Ontario. Casino Rama is located on the lands of the Rama First Nation, approximately 90 miles north of Toronto. The property has 840,928 of property square footage with 2,537 gaming machines, 98 table games and 12 poker tables. In addition, the property includes a 5,000-seat entertainment facility, a 289-room hotel and 3,642 surface parking spaces.

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

West Properties

M Resort

        The M Resort, located approximately ten miles from the Las Vegas strip in Henderson, Nevada, is situated on over 90 acres on the southeast corner of Las Vegas Boulevard and St. Rose Parkway. The resort features 910,173 of property square footage with 1,339 slot machines and 40 table games. The M Resort also offers 390 guest rooms and suites, six restaurants and six destination bars, more than 60,000 square feet of meeting and conference space, a 4,700 space parking facility, a spa and fitness center and a 100,000 square foot events piazza.

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

Tropicana Las Vegas

        The Company acquired Tropicana Las Vegas on August 25, 2015. Tropicana Las Vegas, located on the strip in Las Vegas, Nevada, is situated on a 35-acre land parcel at the corner of Tropicana Boulevard and Las Vegas Boulevard. The resort features 1,183,984 of property square footage with 775 slot machines and 36 table games. Tropicana Las Vegas offers 1,470 guest rooms, a sports book, three full services restaurants, a food court, a 1,200-seat performance theater, a 300-seat comedy club, over 100,000 square feet of exhibition and meeting space, and a five-acre tropical beach event area and spa.

Southern Plains Properties

Hollywood Casino Aurora

        Hollywood Casino Aurora, part of the Chicagoland market, is located in Aurora, Illinois, the second largest city in Illinois, approximately 35 miles west of Chicago. This single-level dockside casino provides 222,189 of property square footage with 1,127 slot machines, 20 gaming tables and six poker tables. The facility features a steakhouse with a private dining room, a VIP lounge for premium players, a casino bar with video poker, a buffet, and a deli. Hollywood Casino Aurora also has a surface parking lot, two parking garages with approximately 1,500 parking spaces, and a gift shop.

Hollywood Casino Joliet

        Hollywood Casino Joliet, part of the Chicagoland market, is located on the Des Plaines River in Joliet, Illinois, approximately 40 miles southwest of Chicago. This barge-based casino provides two levels with 1,100 slot machines, 23 table games and three poker tables. The land-based pavilion includes a steakhouse, a buffet and a sports bar. The casino barge includes a deli and entertainment lounge. The complex also includes a 100-room hotel, a 1,100 space parking garage, surface parking areas with approximately 1,500 spaces and an 80-space recreational vehicle park. In total, the facility includes 322,446 of property square footage.

Argosy Casino Alton

        Argosy Casino Alton is located on the Mississippi River in Alton, Illinois, approximately 20 miles northeast of downtown St. Louis. Argosy Casino Alton is a three-deck gaming facility featuring 241,762 of property square footage with 838 slot machines and 12 table games. Argosy Casino Alton includes an entertainment pavilion and features a 214-seat buffet, a restaurant, a deli and a 475-seat main showroom. The facility also includes surface parking areas with 1,341 spaces.

Hollywood Casino Gulf Coast

        Hollywood Casino Gulf Coast (formerly Hollywood Casino Bay St. Louis), which is located in Bay St. Louis, Mississippi, features 425,920 of property square footage with 1,116 slot machines, 17 table games, and five poker tables. The waterfront Hollywood Hotel features 291 rooms, a 10,000 square foot ballroom, and nine separate meeting rooms offering more than 14,000 square feet of meeting space. Hollywood Casino Gulf Coast offers live concerts and various entertainment on weekends. The property also features The Bridges golf course, an 18-hole championship golf course. Hollywood Casino Gulf Coast has various dining facilities including a steakhouse, a buffet, a grill and a clubhouse lounge as well as an entertainment bar. Other amenities include a recreational vehicle park with 100 spaces and a gift shop, lazy river, spa, and pool cabanas.

Argosy Casino Riverside

        Argosy Casino Riverside is located on the Missouri River, approximately five miles from downtown Kansas City in Riverside, Missouri. The property features 450,397 of property square footage with 1,484 slot machines and 37 table games. This Mediterranean-themed casino and hotel features a nine-story, 258-room hotel and spa, an entertainment facility featuring various food and beverage areas, including a buffet, a steakhouse, a deli, a coffee bar, a VIP lounge and a sports/entertainment lounge and 19,000 square feet of banquet/conference facilities. Argosy Casino Riverside also has parking for approximately 3,000 vehicles, including a 1,250 space parking garage.

Hollywood Casino Tunica

        Hollywood Casino Tunica is located in Tunica, Mississippi. This single-level property features 315,831 of property square footage with 1,066 slot machines, 20 table games and six poker tables. Hollywood Casino Tunica also has a 494-room hotel and 123-space recreational vehicle park. Entertainment amenities include a steakhouse, a buffet, a grill, an entertainment lounge, a premium players' club, a themed bar facility, an indoor pool and showroom as well as banquet and meeting facilities. In addition, Hollywood Casino Tunica offers surface parking with 1,635 spaces.

Boomtown Biloxi

        Boomtown Biloxi is located in Biloxi, Mississippi and offers 134,800 of property square footage with 955 slot machines and 16 table games. It features a buffet, a steakhouse, a 24-hour grill, a noodle bar and an RV park with 50 spaces. Boomtown Biloxi also has 1,450 surface parking spaces.

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

Hollywood Casino St. Louis

        Hollywood Casino St. Louis is located adjacent to the Missouri River in Maryland Heights, Missouri, directly off I-70 and approximately 22 miles northwest of downtown St. Louis, Missouri. The facility is situated on 248 acres along the Missouri River and features 645,270 of property square footage with 2,110 slot machines, 57 table games, 21 poker tables, a 502 guestroom hotel, nine dining and entertainment venues and structured and surface parking for approximately 4,600 spaces. At the end of 2013, we completed the transition of the property to our Hollywood Casino brand name.

Prairie State Gaming

        The Company acquired Illinois Gaming Investors, LLC, d/b/a Prairie State Gaming, a licensed video gaming terminal route operator in Illinois, on September 1, 2015. Prairie State Gaming's operations include more than 1,100 video gaming terminals across a network of approximately 270 bar and retail gaming establishments in seven distinct geographic areas throughout Illinois.

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

Off-track Wagering Facilities

        Our off-track wagering facilities ("OTWs") and racetracks provide areas for viewing import simulcast races of thoroughbred and standardbred horse racing, televised sporting events, placing pari-mutuel wagers and dining. We operate two OTWs in Pennsylvania, and through our joint venture in Pennwood, we own 50% of a leased OTW in Toms River, New Jersey. In addition, in accordance with an operating agreement with Pennwood, the Company constructed an OTW in Gloucester Township, New Jersey, which opened in July 2014. Per the operating agreement, this OTW is operated by us; however, Pennwood has the option to purchase the OTW once the Company has received its total investment as defined in the operating agreement.

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

        As part of our acquisition of Tropicana Las Vegas in August 2015, we assumed a trademark settlement agreement with Tropicana Entertainment, LLC, an affiliate of Tropicana Entertainment, Inc. (NASDAQ: TCPA) that is not related to the Company, which, subject to other terms, conditions, and advertising limitations set forth in the agreement, confirms, among other things, that (i) Tropicana Las

Vegas owns and has the exclusive right to use the "Tropicana Las Vegas" and the "Tropicana LV" marks within 50 miles of the "Las Vegas Property" for the purpose of providing goods and services in the field of entertainment and hospitality and in the natural scope of expansion thereof (the "Services"), and for "Internet Uses" (as defined in the Agreement) without geographic limitation, (ii) Tropicana Las Vegas may advertise the Services identified by the "Tropicana Las Vegas" and the "Tropicana LV" marks worldwide provided that the advertisements explicitly reference the location of the Tropicana Las Vegas Property, and (ii) Tropicana Entertainment, LLC owns and has the exclusive right to use the "Tropicana" and "Trop" marks, in connection with a modifier indicating the type of service being provided or a modifier designating an accurate geographic location of a property, outside of the Las Vegas area, and may advertise the Services worldwide provided that the advertisements explicitly reference the location of the properties.

        Pursuant to a License Agreement with Boomtown, Inc., dated August 8, 2000, our subsidiary BTN, LLC (successor to BTN, Inc.) uses "Boomtown" and other trademarks.

Competition

        The gaming industry is characterized by an increasingly high degree of competition among a large number of operators, including riverboat casinos, dockside casinos, land-based casinos, video lottery, video gaming terminals (VGTs) at taverns in certain states, such as Illinois, as well as the potential legalization of VGTs in Pennsylvania, sweepstakes and poker machines not located in casinos, Native American gaming, emerging varieties of Internet and sports gaming, and other forms of gaming in the U.S. In a broader sense, our gaming operations face competition from all manner of leisure and entertainment activities, including: shopping; athletic events; television and movies; concerts and travel. Legalized gaming is currently permitted in various forms throughout the U.S., in several Canadian provinces and on various lands taken into trust for the benefit of certain Native Americans in the U.S. and Canada. Other jurisdictions, including states adjacent to states in which we currently have facilities (such as in Ohio, Massachusetts, and Maryland), have legalized and expanded or have plans to license additional gaming facilities in the near future. In addition, established gaming jurisdictions could award additional gaming licenses or permit the expansion or relocation of existing gaming operations. New, relocated or expanded operations by other persons will increase competition for our gaming operations and could have a material adverse impact on us. Finally, the imposition of smoking bans and/or higher gaming tax rates have a significant impact on our properties' ability to compete with facilities in nearby jurisdictions.

        Our racing operations face significant competition for wagering dollars from other racetracks and OTWs, some of which also offer other forms of gaming, as well as other gaming venues such as casinos and historic racing. Additionally, for a number of years, there has been a general decline in the number of people attending and wagering on live horse races at North American racetracks due to a number of factors, including increased competition from other wagering and entertainment alternatives and unwillingness of customers to travel a significant distance to racetracks. Our account wagering operations compete with other providers of such services throughout the country. We also may face competition in the future from new OTWs, new racetracks, instant racing, or new providers of account wagering. From time to time, states consider legislation to permit other forms of gaming. If additional gaming opportunities become available near our racing operations, such gaming opportunities could have an adverse effect on our business, financial condition and results of operations.

        East/Midwest.    Hollywood Casino at Charles Town Races has been and will continue to be negatively impacted by competition in the Baltimore Maryland market, which includes Maryland Live! and Horseshoe Casino Baltimore. Maryland Live!, a casino complex at the Anne Arundel Mills mall in Anne Arundel, Maryland, opened on June 6, 2012 with approximately 3,200 slot machines. Maryland Live! significantly increased its slot machine offerings by mid-September 2012 to approximately 4,750 slot machines, opened table games on April 11, 2013, and opened a 52 table poker room in late August

2013. Horseshoe Casino Baltimore opened at the end of August 2014 with 2,500 video lottery terminals and more than 100 table games. In December 2013, the sixth casino license for Maryland in Prince George County was granted to MGM. MGM National Harbor, a proposed $1.3 billion casino featuring approximately 3,600 slots and 160 table games, is expected to open in the fourth quarter of 2016. MGM National Harbor is anticipated to adversely impact our financial results as it will create additional competition for Hollywood Casino at Charles Town Races.

        In November 2011, the Expanded Gaming Act was signed into law in Massachusetts, which allows up to three destination resort casinos located in three geographically diverse regions across the state and a single slots facility for one location statewide. In February 2014, the Massachusetts Gaming Commission ("MGC") awarded us the slots-only gaming license and in June 2015, we opened Plainridge Park Casino. The licenses for two of three casino resorts have been awarded with the remaining license in Southeastern Massachusetts still open. A decision from the MGC on whether to issue the license is expected in April. MGM Springfield in Western Massachusetts is expected to be completed in late 2018 and Wynn Everett in Eastern Massachusetts is scheduled to open by the end of 2018. There is also a proposed tribal casino in Taunton, Massachusetts that could open within the next few years. In addition, a proposal to relocate a casino to Tiverton, Rhode Island, which is very close to the Massachusetts border, is currently being considered. The increased competition in Massachusetts will have a negative impact on the operations of Plainridge Park Casino; however, it should be the sole gaming facility in Massachusetts until 2018.

        In Ohio, voters passed a referendum in 2009 to allow four land-based casinos in four cities, one of which was in downtown Cincinnati, which is the primary feeder market for our Hollywood Casino Lawrenceburg property. The Cincinnati casino opened on March 4, 2013 and has had and will continue to have an adverse impact on Hollywood Casino Lawrenceburg. However, this referendum also resulted in the Company operating two of the four land-based casinos. We opened Hollywood Casino Toledo on May 29, 2012 and Hollywood Casino Columbus on October 8, 2012. Additionally, the State of Ohio approved the placement of video lottery terminals at the state's seven racetracks. On June 1, 2012, a new racino at Scioto Downs in Columbus, Ohio opened, which has had a negative impact on Hollywood Casino Lawrenceburg's financial results and competes aggressively in the same market as Hollywood Casino Columbus. In addition, a racino at Miami Valley Gaming (formerly known as Lebanon Raceway) opened in mid-December 2013, and a racino at Belterra Park (formerly known as River Downs) opened in May 2014. Both of these racinos compete with Hollywood Casino Lawrenceburg. Conversely, we have opened our own racinos in Ohio, with Hollywood Gaming at Dayton Raceway opening on August 28, 2014 and Hollywood Gaming at Mahoning Valley Race Course opening on September 17, 2014. As a result, in a relatively short period of time, Ohio has gone from having no gaming facilities to having four casinos and seven video lottery terminal facilities. In addition, we continue to fight illegal gaming operations, such as internet sweepstakes.

        In addition, legislators in Kentucky regularly consider new gaming legislation. The commencement of gaming in Kentucky would negatively impact certain of our existing properties in the East/Midwest segment. Finally, Pennsylvania is considering the potential legalization of gaming at private clubs and taverns as well as the addition of slot machines at certain satellite locations.

        West.    Our West segment contains our M Resort property and recently acquired Tropicana Las Vegas property. M Resort and Tropicana Las Vegas compete directly with other Las Vegas hotels, resorts, and casinos, including those located on the Las Vegas Strip, on the basis of overall atmosphere, range of amenities, level of service, price, location, entertainment offered, convention and meeting facilities, shopping and restaurant facilities, theme, and size. In addition, a substantial number of customers are drawn from geographic areas outside of Las Vegas, particularly California and Arizona. Specifically, in California, we expect increasing competition from casinos operated on Native American tribal lands, which could negatively impact the Las Vegas market.

        Southern Plains.    In Illinois, there have been perennial gaming expansion proposals introduced in the legislature, which we expect to continue. Additionally, in July 2011, the Illinois Supreme Court, in a unanimous ruling, cleared the way for the 2009 Illinois Video Gaming Act to go forward, which authorized a limited number of video gaming terminals (VGTs) in licensed bars and taverns across Illinois, subject to host community approval. In October 2012, video gambling in Illinois was officially launched with the first locations being allowed to operate VGTs. Currently, there are over 22,000 terminals at numerous locations throughout the state, which has had a negative impact on our casinos near or in Illinois. In September 2015, we purchased Prairie State Gaming, which is a licensed VGT operator in Illinois, whose operations include more than 1,100 video gaming terminals. In addition, legislators in Nebraska are currently considering VGT legislation. The commencement of gaming in Nebraska or the expansion of gaming in Illinois would negatively impact certain of our existing properties in the Southern Plains segment. In the Mississippi Gulf Coast market, a casino in D'Iberville, Mississippi opened on December 9, 2015, which will likely have an adverse effect on the financial results of our Boomtown Biloxi property.

U.S. and Foreign Revenues

        Our net revenues in the U.S. for 2015, 2014, and 2013 were approximately $2,828.1 million, $2,578.8 million, and $2,905.6 million, respectively. Our revenues from operations in Canada for 2015, 2014, and 2013 were approximately $10.3 million, $11.7 million, and $13.2 million, respectively.

Management

        The persons listed below represent executive officers of the Company.

Name	Age	Position
Timothy J. Wilmott	57	President and Chief Executive Officer
Jay Snowden	39	Executive Vice President and Chief Operating Officer
Saul V. Reibstein	67	Executive Vice President, Chief Financial Officer, and Treasurer
Carl Sottosanti	51	Executive Vice President, General Counsel, and Secretary
William J. Fair	53	Executive Vice President and Chief Development Officer

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

        Jay Snowden.    Mr. Snowden is currently our Executive Vice President and Chief Operating Officer. Mr. Snowden joined us in October 2011 as Senior Vice President-Regional Operations and in January 2014 became our Chief Operating Officer. Mr. Snowden is responsible for overseeing all of our operating businesses, as well as human resources, marketing, and information technology. Prior to joining us, Mr. Snowden was the Senior Vice President and General Manager of Caesars and Harrah's in Atlantic City, and prior to that, held various leadership positions with them in St. Louis, San Diego and Las Vegas.

        Saul V. Reibstein.    Mr. Reibstein is currently our Executive Vice President, Chief Financial Officer and Treasurer. Mr. Reibstein joined us in December 2013 as Senior Vice President and Chief Financial

Officer and became Treasurer in November 2014. From June 2011 to December 2013, Mr. Reibstein served as a member of the Company's Board of Directors and as Chairman of the Board's Audit Committee. For eleven years, Mr. Reibstein served as a partner at BDO Seidman, LLP (now BDO USA, LLP), a professional services firm providing assurance, tax, financial advisory and consulting services to a wide range of publicly-traded and privately-held companies. At BDO, he was the partner in charge of the Philadelphia office from June 1997 to December 2001 and Regional Business Line Leader from December 2001 until September 2004. In 2004, Mr. Reibstein became a member of the senior management team of CBIZ, Inc., a New York Stock Exchange-listed professional services company. During his tenure at CBIZ, he held a number of positions including, most recently, Senior Managing Director with responsibility for the firm's New York practice beginning in January 2012. He also oversaw the firm's business development efforts and managed nine of the firm's business units within its Financial Services Group. In addition, since July 2010, he has served as a member of the Board of Directors of Vishay Precision Group, Inc., a publicly traded company, where he is Chairman of the Audit Committee and a member of both the Compensation and Nominating and Corporate Governance committees.

        Carl Sottosanti.    Mr. Sottosanti is currently our Executive Vice President, General Counsel and Secretary. In February 2014, Mr. Sottosanti was appointed to the position of Senior Vice President and General Counsel and became Secretary in November 2014. Prior to this appointment, Mr. Sottosanti served as Vice President, Deputy General Counsel since 2003. Before joining Penn, Mr. Sottosanti served for five years as General Counsel at publicly traded, Sanchez Computer Associates, Inc. and had oversight of all legal, compliance and intellectual property matters. From 1994 to 1998, Mr. Sottosanti was the Assistant General Counsel for Salient 3 Communications, Inc., a publicly traded telecommunications company. Mr. Sottosanti began his legal career in 1989 with the Philadelphia law firm Schnader Harrison, Segal & Lewis LLP.

        William J. Fair.    Mr. Fair is currently our Executive Vice President, Chief Development Officer. In January 2014, Mr. Fair joined us as Senior Vice President and Chief Development Officer. Previously, Mr. Fair worked in development leadership positions for Universal Studios and Disney Development. Most recently, Mr. Fair was the President and Chief Executive Officer of the American Skiing Company, where he had oversight of ten ski mountain resorts which included ski operations, nine hotels, condominium operations, food and beverage operations, retail and rental operations, real estate brokerage and development.

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

Employees and Labor Relations

        As of December 31, 2015, we had 18,204 full- and part-time employees.

        The Company is required to have agreements with the horsemen at the majority of its racetracks to conduct its live racing and/or simulcasting activities. In addition, in order to operate gaming machines and table games in West Virginia, the Company must maintain agreements with each of the Charles Town horsemen, pari-mutuel clerks and breeders.

        At Hollywood Casino at Charles Town Races, the Company renewed an agreement with the Charles Town Horsemen's Benevolent and Protective Association that expires on June 18, 2018. Hollywood Casino at Charles Town Races also renewed an agreement with the breeders that expires on June 30, 2016. Additionally, the pari-mutuel clerks at Charles Town are represented under a collective bargaining agreement with the West Virginia Union of Mutuel Clerks, which expired on December 31, 2010 and has been extended on a month-to-month basis.

        The Company's agreement with the Pennsylvania Horsemen's Benevolent and Protective Association at Hollywood Casino at Penn National Race Course was renewed through January 31, 2017. The Company had a collective bargaining agreement with Local 137 of the Sports Arena Employees at Penn National Race Course with respect to on-track pari-mutuel clerks and admissions personnel which expired on December 31, 2011. In August 2012, Local 137 of the Sports Arena Employees announced that they entered into a "voluntary supervision" agreement with their international union, Laborers' International Union of North America ("LIUNA") Local 108. In February 2014, a new agreement with LIUNA Local 108 for on-track and OTWs bargaining units was ratified for three years. In August 2015, the company entered into a three year collective bargaining agreement with the International Chapter of Horseshoers and Allied Equine Trades Local 947.

        The Company's agreement with the Maine Harness Horsemen Association at Bangor Raceway continued through the conclusion of the 2015 racing season.

        In March of 2014, Hollywood Gaming at Mahoning Valley Race Course entered into an agreement with the Ohio Horsemen's Benevolent and Protective Association. The term is for a period of ten years from the September 2014 commencement of video lottery terminal operations at that facility.

        In September 2015, Hollywood Gaming at Dayton Raceway entered into an agreement with the Ohio Harness Horsemen's Association for racing at the property. The term is for a period of ten years from the September 2015 effective date.

        Rosecroft Raceway entered into agreements with the Cloverleaf Standardbred Owners Association ("CSOA") and Maryland Standardbred Breeder's Association ("MSBA") as of July 5, 2011. CSOA's agreement has been extended through December 31, 2017 with certain termination provisions. The MSBA agreement has been extended through December 31, 2017 with certain termination provisions. Additionally, Rosecroft Raceway has entered into agreements with the United Food and Commercial Workers Union ("UFCW") Local 27 and the Seafarers Entertainment and Allied Trade Union ("SEATU") for certain bargaining positions at the racetrack. The UFCW Local 27 agreement was ratified on December 13, 2014 and expires on November 30, 2019. The SEATU agreement expires on November 30, 2020.

        Across certain of the Company's properties, SEATU represents approximately 1,827 of the Company's employees under a National Agreement that expires on January 24, 2032 and Local Addenda that expire at various times between May 2016 and January 2024.

        SEATU agreements are in place at Hollywood Casino Joliet, Hollywood Casino Lawrenceburg, Hollywood Casino Riverside, Argosy Alton, Hollywood Casino Kansas Speedway, Hollywood Gaming Dayton, Hollywood Gaming at Mahoning Valley and Plainridge Park Casino. Argosy Alton has a wage reopener in May 2016; the remainder of the SEATU agreements have expiration dates in 2017 and beyond.

        At Hollywood Casino Joliet, the Hotel Employees and Restaurant Employees Union Local 1 represents approximately 186 employees under a collective bargaining agreement which expires on March 31, 2019. At Hollywood Casino Columbus and Hollywood Casino Toledo, a council comprised of the United Auto Workers and the United Steel Workers represents approximately 1,361 employees under a collective bargaining agreement which ends on November 15, 2019.

        On August 25, 2015, the Company acquired Tropicana Las Vegas Hotel & Casino, which had seven existing collective bargaining agreements with the following unions: (1) Culinary & Bartenders (with a wage/reopener in 2016; expires on May 31, 2018.), (2) United Brotherhood of Carpenters (expires on July 31, 2019), (3) International Brotherhood of Electrical Workers (expires on February 28, 2017), (4) International Alliance of Theatrical Stage Employees (expires on December 31, 2018), (5) International Union of Painters and Allied Trades (expires on June 30, 2018), (6)/(7) Teamsters (front and back of the house, both expire on March 31, 2018).

        In addition, at some of the Company's properties, the Security Police and Fire Professionals of America, the International Brotherhood of Electrical Workers Locals 176 and 649, the LIUNA Public Serviced Employees Local 1290PE, The International Association of Machinists and Aerospace Workers, Locals 447 and 264, the United Industrial, Service, Transportation, Professional and Government Workers of North America, the International Alliance of Theatrical Stage Employees and Teamsters Union represent certain of the Company's employees under collective bargaining agreements that expire at various times between July 2016 and September 2025. None of these additional unions represent more than 91 of the Company's employees.

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

        We lease 18 of the gaming and racing facilities we operate pursuant to the Master Lease. The Master Lease provides that GLPI may terminate the lease for a number of reasons, including, subject to applicable cure periods, the default in any payment of rent, taxes or other payment obligations or the breach of any other covenant or agreement in the lease. Termination of the Master Lease could result in a default under our debt agreements and could have a material adverse effect on our business, financial position or results of operations. Moreover, since as a lessee we do not completely control the land and improvements underlying our operations, GLPI as lessor could take certain actions to disrupt our rights in the facilities leased under the Master Lease which are beyond our control. If GLPI chose to disrupt our use either permanently or for a significant period of time, then the value of our assets could be impaired and our business and operations could be adversely affected. There can also be no assurance that we will be able to comply with our obligations under the Master Lease in the future.

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

        We have demonstrated suitability to obtain and have obtained all governmental licenses, registrations, permits and approvals necessary for us to operate our existing gaming and pari-mutuel facilities. We can give no assurance to you that we will be able to retain those existing licenses (for example the events related to Argosy Casino Sioux City) or demonstrate suitability to obtain any new licenses, registrations, permits or approvals. In addition, the loss of a license in one jurisdiction could trigger the loss of a license or affect our eligibility for a license in another jurisdiction. As we expand our gaming operations in our existing jurisdictions or to new areas, we may have to meet additional suitability requirements and obtain additional licenses, registrations, permits and approvals from gaming authorities in these jurisdictions. The approval process can be time-consuming and costly and we cannot be sure that we will be successful.

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

        In addition, our proposed development project with the Jamul Tribe near San Diego is subject to the oversight of the National Indian Gaming Commission, which administers the Indian Gaming Regulatory Act of 1988 with respect to the terms and conditions of management contracts and the operation of casinos and all gaming on land held in trust for Native American tribes in the U.S.

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

        For the year ended December 31, 2015, we had two facilities—one in Charles Town, West Virginia and one in Grantville, Pennsylvania—that each generated approximately 10% or more of our net revenues. Our ability to meet our operating and debt service requirements is dependent, in part, upon the continued success of these facilities. The operations at these facilities and any of our other facilities could be adversely affected by numerous factors, including those described in these "Risk Factors" as well as more specifically those described below:

  •
  risks related to local and regional economic and competitive conditions, such as a decline in the number of visitors to a facility, a downturn in the overall economy in the market, a decrease in consumer spending on gaming activities in the market or an increase in competition within and outside the state in which each property is located (for example, the effect on our Charles Town and, to a lesser extent, Grantville casinos due to the casino complex at the Arundel Mills mall in

    Anne Arundel, Maryland which opened on June 6, 2012 and added table games in the spring of 2013, and the opening of Horseshoe Baltimore Casino in Baltimore, Maryland in August 2014 and expected opening of a casino operated by MGM in Prince George's County, Maryland in the fourth quarter of 2016);

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

         It is unclear what long-term impact our new business structure, which has no precedent within the gaming industry, will have on our key business relationships and our ability to compete with other gaming operators.

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

        The operations of our facilities are subject to disruptions or reduced patronage as a result of severe weather conditions, natural disasters and other casualty events. Because many of our gaming operations are located on or adjacent to bodies of water, these facilities are subject to risks in addition to those associated with land-based casinos, including loss of service due to casualty, forces of nature, mechanical failure, extended or extraordinary maintenance, flood, hurricane or other severe weather conditions. For example, after Hurricane Katrina in 2005, two of our properties in Mississippi were closed for almost one year. Many of our casinos operate in areas which are subject to periodic flooding that has caused us to experience decreased attendance and increased operating expenses. Any flood or other severe weather condition could lead to the loss of use of a casino facility for an extended period. For instance, Hollywood Casino Tunica was closed for 25 days due to flooding. In terms of casualty events, in 2009, our Hollywood Casino Joliet was closed for approximately three months following a fire that started in the land-based pavilion at the facility. On June 25, 2009, the casino barge reopened with temporary land-based facilities, and we began construction of a new land-based pavilion, which opened in late December 2010. In addition, on May 31, 2013, Hollywood Casino St. Louis sustained damage as a result of a tornado and was forced to close for approximately fourteen hours. Hollywood Casino Toledo was closed for brief periods in 2014 and 2015 due to harsh winter conditions. Most recently, we closed Argosy Casino Alton for several days in December 2015 due to flooding. Even if adverse weather conditions do not require the closure of our facilities, those conditions make it more difficult for our customers to reach our properties, which can have an adverse impact on our operations.

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

        Our operations in several jurisdictions depend on land leases and/or management and development agreements with third parties and local governments. If we, or if GLPI in the case of leases pursuant to which we are the sub-lessee, are unable to renew these leases and agreements on satisfactory terms as they expire or disputes arise regarding the terms of these agreements, our business may be disrupted and, in the event of disruptions in multiple jurisdictions, could have a material adverse effect on our financial condition and results of operations. For example, in Iowa, each gaming license is issued jointly to a gaming operator and a local charitable organization ("QSO"). The agreement between our gaming operator subsidiary in Iowa, Belle of Sioux City, L.P. ("Belle"), and its local QSO, Missouri River Historical Development, Inc. ("MRHD"), expired in early July 2012. An extension agreement with MRHD through March 2015 was signed by both parties; however, the validity of this agreement is currently the subject of litigation. Furthermore, in April 2013, the Iowa Racing and Gaming Commission ("IRGC") awarded a new gaming license to operate a land-based casino in Woodbury County to Sioux City Entertainment ("SCE") and SCE opened a Hard Rock branded casino on August 1, 2014. Belle challenged the denial of its gaming license renewal, which is still pending, however, on July 30, 2014, Argosy Casino Sioux City was ordered to close.

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

        We are subject to various federal, state and local environmental laws and regulations that govern our operations, including emissions and discharges into the environment, and the handling and disposal of hazardous and non-hazardous substances and wastes. Failure to comply with such laws and regulations could result in costs for corrective action, penalties or the imposition of other liabilities or restrictions. From time to time, we have incurred and are incurring costs and obligations for correcting environmental noncompliance matters. For example, portions of Tropicana Las Vegas are known to contain asbestos as well as other environmental conditions, which may include the presence of mold. The environmental conditions may require remediation in isolated areas. The extent of such potential conditions cannot be determined definitively. To date, none of these matters have had a material adverse effect on our business, financial condition or results of operations; however, there can be no assurance that such matters will not have such an effect in the future.

        We also are subject to laws and regulations that impose liability and clean-up responsibility for releases of hazardous substances into the environment. Under certain of these laws and regulations, a current or previous owner or operator of property may be liable for the costs of remediating contaminated soil or groundwater on or from its property, without regard to whether the owner or operator knew of, or caused, the contamination, as well as incur liability to third parties impacted by such contamination. The presence of contamination, or failure to remediate it properly, may adversely affect our ability to use, sell or rent property. Under our contractual arrangements with GLPI, including the Master Lease, we will generally be responsible for both past and future environmental liabilities associated with our gaming operations, notwithstanding ownership of the underlying real property having been transferred to GLPI. Furthermore, we are aware that there is or may have been soil or groundwater contamination at certain of our properties resulting from current or former operations. By way of further example, portions of Tropicana Las Vegas are known to contain asbestos as well as other environmental conditions, which may include the presence of mold. The environmental conditions may require remediation in isolated areas. The extent of such potential conditions cannot be determined definitely, and may result in additional expense in the event that additional or currently unknown conditions are detected.

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

        At Hollywood Casino at Charles Town Races, we have an agreement with the Charles Town Horsemen's Benevolent and Protective Association that expired on December 31, 2013 and has been extended on a month-to-month basis while negotiations are in progress. Hollywood Casino at Charles Town Races also has an agreement with the breeders that expires on June 30, 2015. Additionally, the pari-mutuel clerks at Charles Town are represented under a collective bargaining agreement with the West Virginia Union of Mutuel Clerks, which expired on December 31, 2010 and has been extended on a month-to-month basis.

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

        Our agreement with the Maine Harness Horsemen Association at Bangor Raceway continued through the conclusion of the 2015 racing season. In March of 2014, Hollywood Gaming at Mahoning Valley Race Course entered into an agreement with the Ohio Horsemen's Benevolent and Protective Association. The term is for a period of ten years from the September 2014 commencement of video lottery terminal operations at that facility. The Company's agreement with the Ohio Harness Horsemen's Association for racing at Hollywood Gaming at Dayton Raceway expired on December 31, 2014 but is still in effect pending the ongoing negotiations of a successor agreement. Rosecroft Raceway entered into agreements with the CSOA and MSBA as of July 5, 2011. CSOA's agreement has been extended through December 31, 2020 with certain termination provisions. The MSBA agreement has been extended through December 31, 2020. Additionally, Rosecroft Raceway has entered into agreements with the UFCW Local 27 and the SEATU for certain bargaining positions at the racetrack. The UFCW Local 27 agreement was ratified on December 13, 2014 and expires on November 30, 2019. The SEATU agreement expires on November 30, 2020.

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

         We restated certain of our previously issued financial statements, which may lead to additional risks and uncertainties, including regulatory investigations, shareholder litigation, loss of investor confidence and negative impacts on our stock price.

        We recently completed a restatement of certain of our prior period financial statements. The restatement corrected certain errors in our previously filed financial statements, including errors related to the accounting of certain complex lease transactions. We cannot be certain that the measures we have taken since we completed the restatement will ensure that restatements will not occur in the future. Our recently completed restatement and any future restatement may raise reputational issues for our business and may result in a loss of investor and partner confidence in us and have a negative impact on our stock price. In addition, we may be subject to regulatory investigations and shareholder litigation as a result of the restatement. Any such investigation or litigation, regardless of outcome, may consume a significant amount of our internal resources, including the time and attention of our management. The loss of investor and partner confidence in us or the commencement of a regulatory investigation or litigation as a result of the restatement could have a material adverse effect on our business, financial position or results of operations.

         We identified a material weakness in our internal control over financial reporting which resulted in a restatement of our financial statements, and which, if not remediated, could result in additional material misstatements in our financial statements.

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). As disclosed in Item 9A, management identified a material weakness in internal control over financial reporting related to the evaluation and accounting of certain complex and non-routine transactions and the calculation of impairment charges for goodwill and indefinite-lived intangible assets. A material weakness is defined as a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. As a result of these material weaknesses, management concluded that our internal control over financial reporting was not effective based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013 framework). Management has developed a remediation plan designed to address these material weaknesses. If the remediation measures are insufficient to address the material weakness or if additional material weaknesses or significant deficiencies in our internal control over financial reporting are discovered or occur in the future, our consolidated financial statements may contain material misstatements and we could be required to restate our financial results.

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

        We rely on information technology and other systems to maintain and transmit customers' personal and financial information, credit card settlements, credit card funds transmissions, mailing lists and reservations information. We have taken steps designed to safeguard our customers' confidential personal information. However, our information and processes are subject to the ever-changing threat of compromised security, in the form of a risk of potential breach, system failure, computer virus, or unauthorized or fraudulent use by customers, company employees, or employees of third party vendors. The steps we take to deter and mitigate these risks may not be successful, and any resulting compromise or loss of data or systems could adversely impact operations or regulatory compliance and could result in remedial expenses, fines, litigation, disclosures, and loss of reputation, potentially impacting our financial results.

        Further, as cyber-attacks continue to evolve, we may incur significant costs in our attempts to modify or enhance our protective measures or investigate or remediate any vulnerability.

         We have recently announced several initiatives in the social gaming space, which is a new line of business for us and a rapidly evolving and highly competitive market. There can be no assurance that we will be able to compete effectively or that our new initiatives will be successful.

        We have recently announced several initiatives in the social gaming space and expect to continue to invest in and market social gaming and other mobile gaming platforms to our customers in casinos and beyond. Social gaming is a new line of business for us, which makes it difficult to assess its future prospects. Our products will compete in a rapidly evolving and highly competitive market against an increasing number of competitors, including Caesars Interactive, Churchill Downs and Zynga. Given the open nature of the development and distribution of games for electronic devices, our business will also compete with developers and distributors who are able to create and launch games and other content for these devices using relatively limited resources and with relatively limited start-up time or expertise. We have limited experience operating in this rapidly evolving marketplace and may not be able to compete effectively.

        In addition, our ability to be successful with our social gaming platform is dependent on numerous factors beyond our control that affect the social and mobile gaming industry and the online gaming industry in the United States, including the occurrence and manner of legalization of online real money gaming in the United States beyond Nevada, Delaware and New Jersey; changes in consumer demographics and public tastes and preferences; changing laws and regulations affecting social and mobile games; the reaction of regulatory bodies to social gaming initiatives by holders of gaming licenses; the availability and popularity of other forms of entertainment; any challenges to the intellectual property rights underlying our games; and outages and disruptions of our online services that may harm our business.

        Our social gaming initiatives will result in increased operating expense and increased time and attention from our management. Our social games will be complementary to our current operations and offer additional avenues of access and interaction for our customers. We do not expect our initial social gaming applications to be available for real money gaming, and we do not expect our social gaming initiatives to generate significant revenues in the near future. Our inability to ultimately monetize our investment in social gaming initiatives could have a material adverse effect on our business and results of operations.

         Our social gaming initiatives may result in increased risk of cyber attack, hacking, or other security breaches, which could harm our reputation and competitive position and which could result in regulatory actions against us or in other penalties.

        As our social gaming business grows, we will face increased cyber risks and threats that seek to damage, disrupt or gain access to our networks, our products and services, and supporting infrastructure. Such cyber risks and threats, including to virtual currencies that may be used in the games, may be difficult to detect. Any failure to prevent or mitigate security breaches or cyber risk could result in interruptions to the services we provide, degrade the user experience, and cause our users to lose confidence in our products. The unauthorized access, acquisition or disclosure of consumer information could compel us to comply with disparate breach notification laws and otherwise subject us to proceedings by governmental entities or others and substantial legal and financial liability. Our key business partners also face these same risks with respect to consumer information they collect, and data security breaches with respect to such information could cause reputational harm to them and negatively impact our ability to offer our products and services through their platforms. This could harm our business and reputation, disrupt our relationships with partners and diminish our competitive position.

         The success of our VGT operations in Illinois is dependent on our ability to renew our contracts and expand the business.

        On September 1, 2015, we completed our acquisition of Prairie State Gaming, one of the largest VGT operators in Illinois. Our ability to compete successfully in this new line of business depends on our ability to retain existing customers and secure new establishments, both of which are dependent on the level of service and variety of products that we are able to offer to our customers. VGT contracts are renewable at the option of the owner of the applicable bar and retail gaming establishments and, as our contracts expire, we will be subject to competition for renewals. In addition, VGT operations in Illinois are subject to approval by local municipalities, and therefore our ability to retain and expand our VGT business depends, in part, on such approvals. In addition, there is a risk that the market for VGTs in Illinois could become oversaturated. If we are unable to retain our existing customers or their results suffer as a result of competition or because the market becomes oversaturated or if certain municipalities in Illinois elect to prohibit VGTs, our business and operations could be adversely impacted.

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

        Peter M. Carlino serves as our Chairman and as the Chairman and Chief Executive Officer of GLPI. In addition, David A. Handler, one of our directors, is also a director of GLPI. While we have procedures in place to address such situations, these overlapping positions could create, or appear to create, potential conflicts of interest when our or GLPI's management and directors pursue the same corporate opportunities, such as greenfield development opportunities or potential acquisition targets, or face decisions that could have different implications for us and GLPI. Further, potential conflicts of interest could arise in connection with the resolution of any dispute between us and GLPI (or its subsidiaries) regarding the terms of the agreements governing the separation and the relationship, between us and GLPI, such as under the Master Lease . Potential conflicts of interest could also arise if we and GLPI enter into any commercial or other adverse arrangements with each other in the future.

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

        We incurred a substantial amount of indebtedness, as well as a significant fixed annual lease payment to GLPI, in connection with the Spin-Off and in connection with our 2015 acquisition of Tropicana Las Vegas. Our substantial indebtedness and additional fixed costs via our Master Lease obligation could have important consequences to our financial health. For example, it could:

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

        Following an amendment to our senior secured credit facility during 2015, the capacity under our revolving credit facility, which expires in 2018, has increased to $633.2 million via a bank group that is comprised of various large financial institutions with the top four institutions providing approximately 45% of the facility. If a large percentage of our lenders were to file for bankruptcy or otherwise default on their obligations to us, we could experience decreased levels of liquidity which could have a detrimental impact on our operations, including being able to fund our current project pipeline. There is no certainty that our lenders will continue to remain solvent or fund their respective obligations under our senior secured credit facility.

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

        Hollywood Casino Lawrenceburg.    We lease 53 acres in Lawrenceburg, Indiana, a portion of which serves as the dockside embarkation for the gaming vessel, and includes a Hollywood-themed casino riverboat, an entertainment pavilion, a 295-room hotel, two parking garages and an adjacent surface lot. In addition, we lease 53 acres on Route 50 used for remote parking. Effective January 2015, we own and operate a hotel and event center located less than a mile away from our Hollywood Casino Lawrenceburg property, which includes 168 rooms, approximately 18,000 square feet of multipurpose space and 19,500 square feet of ballroom and meeting space.

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

        Hollywood Gaming at Dayton Raceway.    We lease 118 acres on the site of an abandoned Delphi Automotive plant in Dayton, Ohio, where we relocated Raceway Park and opened a new gaming facility on August 28, 2014. The facility includes a 5/8-mile standardbred racetrack and 1,806 parking spaces.

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

        Plainridge Park Casino.    We own a 90-acre site in Plainville, Massachusetts, where we opened Plainridge Park Casino on June 24, 2015. The property includes the casino as well as structured and surface parking. The facility also includes a 5/8-mile live harness racing track, and a two story clubhouse.

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

        Tropicana Las Vegas.    We own 35 acres on the strip of Las Vegas, Nevada. The property includes the casino as well as a 1,470-room hotel and 2,095 parking spaces.

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

        Hollywood Casino Gulf Coast.    We lease 580 acres in the city of Bay St. Louis, Mississippi. The property includes a land-based casino, 18-hole golf course, a 291-room hotel, a 20-slip marina, a 100-space RV Park and other facilities.

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

        Prairie State Gaming.    The Company acquired Prairie State Gaming, a licensed video gaming terminal operator in Illinois, on September 1, 2015. Prairie State Gaming's operations include more than 1,100 video gaming terminals across a network of approximately 270 bar and retail gaming establishments in seven distinct geographic areas throughout Illinois.

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

        Off-track Wagering Facilities.    The following is a list of our three OTWs and their locations:

Location	Approx. Size (Square Ft.)	Owned/Leased	Date Opened
York, PA	25,590	Leased	March 1995
Lancaster, PA	24,000	Leased	July 1996
Clementon, NJ	15,000	Leased	July 2014

        In addition, through our joint venture in Pennwood, we own 50% of a leased OTW in Toms River, New Jersey, that has 28,160 square feet.

        Corporate.    We lease 49,116 square feet of executive office and warehouse space for buildings in Wyomissing, Pennsylvania and 3,370 square feet of executive office space in Conshohocken, Pennsylvania.

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

        With the acquisition of the Tropicana Las Vegas and its associated entities in August 2015, the Company assumed litigation arising from the Bankruptcy Chapter 11 reorganization ("Bankruptcy") of Tropicana Las Vegas' former affiliate, Tropicana Entertainment Holdings, LLC ("TEH").

        In this Bankruptcy proceeding, there is an unresolved dispute related to the payment of certain professional fees and expenses totaling approximately $13.5 million. TEH takes the position that, pursuant to an Intercompany Agreement signed by TEH and Tropicana, Tropicana must reimburse TEH for a portion of certain professional fees that were incurred and paid by TEH during the Chapter 11 cases. Tropicana Las Vegas contends that it owes no reimbursement to TEH for the professional fees paid by TEH prior to effective date of the bankruptcy plan, and as a result, its potential liability in respect of such claimed professional fees and expenses should be limited to an amount below the current balance of the professional fee escrow account of approximately $3.8 million. On January 5, 2016, the Bankruptcy Court entered an order consistent with Tropicana Las Vegas's position.

        On January 19, 2016, TEH and other parties appealed the order. This appeal remains pending. At this point, management cannot predict the outcome and ultimate resolution of this disputed claim and no assurance can be provided regarding Tropicana Las Vegas's liability in this regard.

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

	High	Low
2015
1/1/15-3/31/15	$16.84	$13.19
4/1/15-6/30/15	18.66	14.82
7/1/15-9/30/15	19.50	16.04
10/1/15-12/31/15	18.80	14.83
2014
1/1/14-3/31/14	$14.16	$11.09
4/1/14-6/30/14	13.39	10.80
7/1/14-9/30/14	12.46	10.18
10/1/14-12/31/14	14.67	10.68

        The closing sale price per share of our common stock on the NASDAQ Global Select Market on March 2, 2016 was $14.02. As of March 2, 2016, there were approximately 501 holders of record of our common stock.

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

Stock Repurchase

        We did not repurchase any shares of our common stock in the fourth quarter of 2015.

ITEM 6.    SELECTED FINANCIAL DATA

        The following selected consolidated financial and operating data for the five-year period ended December 31, 2015 is derived from our consolidated financial statements that have been audited by Ernst & Young LLP, an independent registered public accounting firm. The selected consolidated financial and operating data should be read in conjunction with our consolidated financial statements and notes thereto, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the other financial information included herein.

	Year Ended December 31,
	2015(1)	2014(2)	2013(3)	2012(4)	2011
	(in thousands, except per share data)
Income statement data:
Net revenues	$2,838,358	$2,590,527	$2,777,886	$2,688,822	$2,510,373
Total operating expenses	2,370,512	2,333,339	3,201,754	2,291,366	2,064,767

Income (loss) from continuing operations	467,846	257,188	(423,868)	397,456	445,606
Total other expenses	(411,236)	(410,491)	(202,509)	(72,429)	(104,082)

(Loss) income from continuing operations before income taxes	56,610	(153,303)	(626,377)	325,027	341,524
Income tax (benefit) provision	55,924	30,519	(33,580)	137,449	127,331

Net (loss) income from continuing operations including noncontrolling interests	686	(183,822)	(592,797)	187,578	214,193
Less: Net loss attributable to noncontrolling interests	—	—	—	—	—

Net (loss) income from continuing operations attributable to the shareholders of Penn National Gaming, Inc. and subsidiaries	$686	$(183,822)	$(592,797)	$187,578	$214,193

Net (loss) income from discounted operations net of tax	$—	$—	$11,545	$22,919	$26,684

Net (loss) income attributable to the shareholders of Penn	$686	$(183,822)	$(581,252)	$210,497	$240,877

Per share data:
Basic (loss) earnings per common share from continuing operations	$0.01	$(2.34)	$(7.59)	$1.98	$2.22
Diluted (loss) earnings per common share from continuing operations	$0.01	$(2.34)	$(7.59)	$1.81	$2.00
Basic (loss) earnings per common share from discontinued operations	N/A	N/A	$0.15	$0.24	$0.28
Diluted (loss) earnings per common share from discontinued operations	N/A	N/A	$0.15	$0.22	$0.25
Weighted shares outstanding—Basic(5)	80,003	78,425	78,111	76,345	77,991
Weighted shares outstanding—Diluted(5)	90,904	78,425	78,111	103,804	107,051
Other data:
Net cash provided by operating activities	$398,982	$262,223	$453,767	$507,189	$567,365
Net cash used in investing activities	(781,005)	(375,536)	(180,357)	(1,188,487)	(338,802)
Net cash provided by (used in) financing activities	410,359	28,991	(240,882)	703,325	(236,508)
Depreciation and amortization	259,461	266,742	303,404	233,407	199,057
Interest expense	443,127	425,114	159,897	82,124	100,251
Capital expenditures	199,240	228,145	196,600	467,795	284,793
Balance sheet data:
Cash and cash equivalents	$237,009	$208,673	$292,995	$260,467	$238,440
Total assets	5,138,752	4,664,894	4,467,587	5,619,383	4,586,511
Total financing obligation	3,564,628	3,611,513	3,534,809	—	—
Total debt(6)	1,710,959	1,241,430	1,044,995	2,719,508	2,034,792
Shareholders' equity	(678,043)	(708,014)	(550,852)	2,241,590	1,963,767

(1)
For the year ended December 31, 2015, the Company recorded other intangible assets impairment charges of $40.0 million related to the write-off of our Plainridge Park Casino gaming license and a partial write-down of the gaming license at Hollywood Gaming at Dayton Raceway due to a reduction in the long term earnings forecast at both of these locations.

(2)
During the fourth quarter of 2014, we recorded goodwill and other intangible assets impairment charges of $155.3 million as we determined that a portion of the value of our goodwill and other intangible assets was impaired due to our outlook of continued challenging regional gaming conditions which persisted in 2014 at certain properties in our Southern Plains segment, as well as for the write-off of a trademark intangible asset in the West segment. During the second quarter of 2014, the Company recorded an impairment charge of $4.6 million to write-down certain idle assets to their estimated salvage value. Interest expense on the Master Lease financing obligation, which became effective November 1, 2013, was $379.2 million for the year ended December 31, 2014.

(3)
We recorded impairment charges of $724.2 million, which included the impact of the spin-off, during the year ended December 31, 2013. In addition, as a result of a new gaming license being awarded for the development of an additional casino in Sioux City, Iowa to another applicant in April 2013, we recorded an impairment charge of $71.8 million for Argosy Casino Sioux City during the year ended December 31, 2013. Additionally, in conjunction with the relocation of our two racetracks in Ohio, we recorded an impairment charge of $2.2 million during the year ended December 31, 2013. Furthermore, for 2013, we incurred a $61.7 million loss on the early extinguishment of debt, transaction costs associated with the Spin-Off of $39.5 million, and interest expense on the Master Lease financing obligation of $62.1 million. Finally, we recorded a valuation allowance in the fourth quarter of 2013 of which $90.3 million was recorded as income tax provision and $599.9 million was recorded as part of the Spin-Off transaction [see Note 13—Income Taxes for additional details].

(4)
During the year ended December 31, 2012, we incurred non-deductible lobbying costs of $45.1 million associated with our unsuccessful efforts to oppose an expansion of gaming in the State of Maryland and transaction costs associated with the Spin-Off of $7.1 million.

(5)
Since we reported a loss from operations for the years ended December 31, 2014 and 2013, we were required to use basic weighted-average common shares outstanding, rather than diluted weighted-average common shares outstanding, when calculating diluted loss per share for those periods.

(6)
During the first quarter of 2015, the Company adopted ASU 2015-03 and retrospectively reclassified the amount of deferred financing fees previously recorded as an asset, to an offset to the Company's long-term debt.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        As described in Note 1 to the consolidated financial statements in Item 8 of this Form 10-K, the Company restated its audited financial statements for the years ended December 31, 2014 and 2013. The impact of the restatement is reflected in Management's Discussion and Analysis of financial condition and result of operations below.

Our Operations

        We are a leading, diversified, multi-jurisdictional owner and manager of gaming and racing facilities and video gaming terminal operations. The Company was incorporated in Pennsylvania in 1982 as PNRC Corp. and adopted its current name in 1994, when the Company became a publicly traded company. In 1997, we began our transition from a pari-mutuel company to a diversified gaming company with the acquisition of the Charles Town property and the introduction of video lottery terminals in West Virginia. Since 1997, we have continued to expand our gaming operations through strategic acquisitions, greenfield projects, and property expansions. We, along with our joint venture partner, opened Hollywood Casino at Kansas Speedway on February 3, 2012. In Ohio, we have opened four new gaming properties over the last four years, including: Hollywood Casino Toledo on May 29, 2012, Hollywood Casino Columbus on October 8, 2012, Hollywood Gaming at Dayton Raceway on August 28, 2014, and Hollywood Gaming at Mahoning Valley Race Course on September 17, 2014. In addition, on November 2, 2012, we acquired Harrah's St Louis, which we subsequently rebranded as Hollywood Casino St Louis. On June 24, 2015, we opened Plainridge Park Casino an integrated racing and slots-only gaming facility in Plainville, Massachusetts. On August 25, 2015 we completed the acquisition of our first Las Vegas strip asset, Tropicana Hotel and Casino in Las Vegas, Nevada. On September 1, 2015 we completed our acquisition of Prairie State Gaming, one of the largest video gaming terminal route operators in Illinois. In addition, we are developing a Hollywood Casino branded gaming facility on the Jamul Indian Village near San Diego, California, which we will manage upon its anticipated opening in mid-2016.

        As of December 31, 2015, we owned, managed, or had ownership interests in twenty-seven facilities in the following seventeen jurisdictions: Florida, Illinois, Indiana, Kansas, Maine, Maryland, Massachusetts, Mississippi, Missouri, Nevada, New Jersey, New Mexico, Ohio, Pennsylvania, Texas, West Virginia, and Ontario. On July 30, 2014, the Company closed its facility in Sioux City, Iowa. In addition, Beulah Park and Raceway Park in Ohio were closed as the racetracks were relocated to Hollywood Gaming at Mahoning Valley Race Course and Hollywood Gaming at Dayton Raceway, respectively, both of which opened in the third quarter of 2014.

        The vast majority of our revenue is gaming revenue, derived primarily from gaming on slot machines (which represented approximately 86% and 84% of our gaming revenue in 2015 and 2014, respectively) and to a lesser extent, table games, which is highly dependent upon the volume and spending levels of customers at our properties. Other revenues are derived from our management service fee from Casino Rama, our transition service fees from GLPI, our hotel, dining, retail, admissions, program sales, concessions and certain other ancillary activities, and our racing operations. Our racing revenue includes our share of pari-mutuel wagering on live races after payment of amounts returned as winning wagers, our share of wagering from import and export simulcasting, and our share of wagering from our off-track wagering facilities.

        Key performance indicators related to gaming revenue are slot handle and table game drop (volume indicators) and "win" or "hold" percentage. Our typical property slot hold percentage is in the range of 6% to 10% of slot handle, and our typical table game win percentage is in the range of 14% to 27% of table game drop.

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

        For table games, customers usually purchase cash chips at the gaming tables. The cash and markers (extensions of credit granted to certain credit worthy customers) are deposited in the gaming table's drop box. Table game win is the amount of drop that is retained and recorded as casino gaming revenue, with liabilities recognized for funds deposited by customers before gaming play occurs and for unredeemed gaming chips. As we are primarily focused on regional gaming markets, our table win percentages are fairly stable as the majority of these markets do not regularly experience high-end play, which can lead to volatility in win percentages. Therefore, changes in table game win percentages do not typically have a material impact to our earnings.

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

        In addition, through a series of internal corporate restructurings, Penn contributed to GLPI substantially all of the assets and liabilities associated with Penn's real property interests and real estate development business, as well as all of the assets and liabilities of Hollywood Casino Baton Rouge and

Hollywood Casino Perryville, which are referred to as the "TRS Properties." As a result of the Spin-Off, GLPI owns substantially all of Penn's former real property assets as of such date and leases back those assets (other than the TRS Properties) to Penn for use by its subsidiaries, under the Master Lease (which has a fifteen-year initial term that can be extended at Penn's option for up to four five-year renewal terms), as well as owns and operates the TRS Properties. Penn continues to operate the leased gaming facilities and hold the associated gaming licenses with these facilities. As a result of the Spin-Off, the Company's results for the year ended December 31, 2013 only include the TRS Properties for the period January 1, 2013 through October 31, 2013. The TRS properties have been reported as discontinued operations in the Company's consolidated financial statements.

        On November 1, 2013, Penn entered into a Tax Matters Agreement with GLPI, which governs the respective rights, responsibilities and obligations of the two companies after the Spin-Off with respect to payment of tax liabilities, entitlement of refunds, and filing of tax returns and sets forth certain covenants and indemnities. Pursuant to the Tax Matters Agreement, Penn was required to prepare and file a federal consolidated income tax return for 2013, which included a combination of Penn and GLPI legal entities for the activity prior to the Spin-Off, with any adjustments for the impact of the final consolidated income tax return recorded to either shareholders' equity or the statement of income depending on the specific item giving rise to the adjustment. In conjunction with the filing of the final 2013 federal consolidated income tax return with the Internal Revenue Service, Penn recorded an decrease to shareholders' equity of $2.5 million during the year ended December 31, 2014.

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

        The Company incurred transaction costs of $0.9 million, and $39.5 million (which includes the $10.7 million transaction cost related to the Carlino exchange mentioned above and in Note 2 to the consolidated financial statements) for the years ended December 31, 2014 and 2013, respectively, associated with the Spin-Off, which were included in general and administrative expenses within the consolidated statements of operations.

Segment Information

        Our Chief Executive Officer and President, who is the Company's CODM as that term is defined in ASC 280, measures and assesses the Company's business performance based on regional operations of various properties grouped together based primarily on their geographic locations. In January 2014, the Company named Jay Snowden as its Chief Operating Officer and the Company decided in connection with this announcement to re-align its reporting structure. Since January 2014, the Company's reportable segments are: (i) East/Midwest, (ii) West, and (iii) Southern Plains. The prior year amounts were reclassified to conform to the Company's new reporting structure in accordance with ASC 280.

        The East/Midwest reportable segment consists of the following properties: Hollywood Casino at Charles Town Races, Hollywood Casino Bangor, Hollywood Casino at Penn National Race Course, Hollywood Casino Lawrenceburg, Hollywood Casino Toledo, Hollywood Casino Columbus, Hollywood Gaming at Dayton Raceway, which opened on August 28, 2014, Hollywood Gaming at Mahoning Valley Race Course, which opened on September 17, 2014, and Plainridge Park Casino, which opened on June 24, 2015. It also includes the Company's Casino Rama management service contract. It also previously included Hollywood Casino Perryville which was contributed to GLPI on November 1, 2013 and is reported as discontinued operations.

        The West reportable segment consists of the following properties: Zia Park Casino, M Resort, and Tropicana Las Vegas, which was acquired on August 25, 2015, as well as the Hollywood Casino Jamul—San Diego project with the Jamul Indian Village, which the Company anticipates completing in mid-2016.

        The Southern Plains reportable segment consists of the following properties: Hollywood Casino Aurora, Hollywood Casino Joliet, Argosy Casino Alton, Argosy Casino Riverside, Hollywood Casino Tunica, Hollywood Casino Gulf Coast, Boomtown Biloxi, Hollywood Casino St. Louis, and Prairie State Gaming, which the Company acquired on September 1, 2015, and includes the Company's 50% investment in Kansas Entertainment, which owns the Hollywood Casino at Kansas Speedway. On July 30, 2014, the Company closed Argosy Casino Sioux City. This segment previously included Argosy Casino Sioux City, which closed on July 30, 2014 and Hollywood Casino Baton Rouge, which was contributed to GLPI on November 1, 2013 and is reported as discontinued operations.

        The Other category consists of the Company's standalone racing operations, namely Rosecroft Raceway, Sanford-Orlando Kennel Club, and the Company's joint venture interests in Sam Houston Race Park, Valley Race Park, and Freehold Raceway. It also previously included the Company's Bullwhackers property, which was sold in July 2013. If the Company is successful in obtaining gaming operations at these locations, they would be assigned to one of the Company's regional executives and reported in their respective reportable segment. The Other category also includes the Company's corporate overhead operations, which does not meet the definition of an operating segment under ASC 280 and Penn Interactive Ventures, LLC, the Company's wholly-owned subsidiary which represents its social online gaming initiatives and would meet the definition of an operating segment under ASC 280, but is currently immaterial to the Company's operations.

Executive Summary

        Recently we have begun to see improved customer spending behavior patterns at the majority of our geographically diversified regional gaming properties. Nevertheless, the expansion of newly constructed gaming facilities continues to impact the overall domestic gaming industry as well as our operating results in certain markets.

        We operate a geographically diversified portfolio comprised primarily of new and well maintained regional gaming facilities. This has allowed us to develop what we believe to be a solid base for future growth opportunities. During the third quarter of 2015, we acquired Tropicana Las Vegas, at which we plan to make additional capital improvements over the next few years. We believe this acquisition and subsequent improvements will incent our regional gaming customers who visit the Las Vegas Strip a reason to stay and game at this facility. We also believe the addition of the Tropicana Las Vegas may benefit our regional operations by allowing customers to redeem their loyalty points earned at our regional casinos on the Las Vegas Strip.

        Additionally during the third quarter of 2015, we acquired Prairie State Gaming ("PSG") an Illinois video gaming terminal ("VGT") route operator, which has over 1,100 VGTs over a network of 270 bar and retail gaming establishments. The VGT market is relatively new to Illinois and we intend to leverage our gaming experience, relationships and purchasing power to improve PSG's performance and expand its network. We have also made investments in joint ventures that we believe may allow us to capitalize on additional gaming opportunities in certain states if legislation or referenda are passed that permit and/or expand gaming in these jurisdictions and we are selected as a licensee.

        Historically, the Company has been reliant on certain key regional gaming markets (for example, its results from Hollywood Casino at Charles Town Races and Hollywood Casino Lawrenceburg). Over

the past several years, the Company has diversified its operations via development of new facilities and acquisitions and anticipates further diversifying its reliance on specific properties as we continue to execute on our current development pipeline. For example, we expect our recently opened facility in Plainville, Massachusetts and our proposed management contract with the Jamul Indian Village outside of San Diego, California (which we expect to open in mid-2016) to generate significant free cash flow, since these properties are not part of the Master Lease and as such do not have any financing obligation.

Financial Highlights:

        We reported net revenues and income from operations of $2,838.4 million and $467.8 million, respectively, for the year ended December 31, 2015, compared to net revenues and income from operations of $2,590.5 million and $257.2 million, respectively, for the corresponding period in the prior year. The major factors affecting our results for the year ended December 31, 2015, as compared to the year ended December 31, 2014, were:

  •
  Impairment losses of $40.0 million for the year ended December 31, 2015, compared to $159.9 million for the year ended December 31, 2014.

  •
  Interest expense on our financing obligation with GLPI of $390.1 million and $379.2 million for the years ended December 31, 2015 and 2014, respectively.

  •
  The opening of Plainridge Park Casino on June 24, 2015 in our East/Midwest segment, which generated net revenues of $100.0 million for the year ended December 31, 2015.

  •
  The acquisition of Tropicana Las Vegas on August 25, 2015 in our West segment, which generated net revenues of $39.7 million for the year ended December 31, 2015.

  •
  The acquisition of Prairie State Gaming on September 1, 2015 in our Southern Plains segment, which generated net revenues of $17.7 million for the year ended December 31, 2015.

  •
  The opening of Hollywood Gaming at Dayton Raceway on August 28, 2014 in our East/Midwest segment, which generated $92.3 million and $30.4 million of net revenues for the years ended December 31, 2015 and 2014, respectively.

  •
  The opening of Hollywood Gaming at Mahoning Valley Race Course on September 17, 2014 in our East/Midwest segment, which generated $102.5 million and $31.7 million of net revenues for the years ended December 31, 2015 and 2014, respectively.

  •
  The continued competition in our East/Midwest segment for Hollywood Casino Lawrenceburg, namely the March 2013 opening of Horseshoe Casino in Cincinnati, Ohio, as well as to a lesser extent the openings of a racino at Miami Valley Gaming in mid-December 2013, a racino at Belterra Park in May 2014, and our own Dayton facility in late August 2014.

  •
  Increased competition in our East/Midwest segment from the Baltimore, Maryland market, which includes Maryland Live! and Horseshoe Casino Baltimore, which opened at the end of August 2014.

  •
  The closure of Argosy Casino Sioux City in our Southern Plains segment on July 30, 2014.

  •
  Higher general and administrative expenses for Other of $6.2 million for the year ended December 31, 2015, compared to the corresponding period in the prior year, due to higher cash-settled stock-based compensation charges of $13.3 million mainly due to stock price increases for Penn and GLPI common stock during 2015 compared to stock price declines in 2014, partially offset by lower lobbying expenses of $7.2 million due to the Massachusetts campaign in 2014.

  •
  Lower depreciation and amortization expense of $7.3 million for the year ended December 31, 2015, as compared to the corresponding period in the prior year.

  •
  We had net income of $0.7 million for the year ended December 31, 2015, as compared to a net loss of $183.8 million for the corresponding period in the prior year, primarily due to the variances discussed above, as well as increased interest income and income from unconsolidated affiliates, partially offset by increased interest expense primarily due to our higher borrowings on Term Loan A.

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

  •
  Hollywood Casino at Charles Town Races faced increased competition from the Baltimore, Maryland market, which includes Maryland Live! and Horseshoe Casino Baltimore, which opened at the end of August 2014. In addition, in December 2013, the license for Prince George's County, Maryland was granted to MGM. The proposed $1.3 billion casino, which MGM plans to open in the fourth quarter of 2016, is anticipated to adversely impact our financial results as it will create additional competition for Hollywood Casino at Charles Town Races.

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

West

  •
  On April 5, 2013, we announced that, subject to final National Indian Gaming Commission approval, we and the Jamul Tribe had entered into definitive agreements (including management, development, branding and lending arrangements) to jointly develop a Hollywood Casino branded gaming facility on the Jamul Tribe's trust land in San Diego County, California. The Hollywood Casino Jamul-San Diego facility is located approximately 20 miles east of downtown San Diego. The overall construction budget is $390 million for this state of the art development project which will include a three-story gaming and entertainment facility of approximately 200,000 square feet featuring over 1,700 slot machines, 43 live table games, including poker, multiple restaurants, bars and lounges and a partially enclosed parking structure with over 1,800 spaces. In mid-January 2014, we announced the commencement of construction activities at the site and in June 2015, we announced the "Topping Out" marking the halfway point of construction. It is anticipated that the facility will open in mid-2016. We currently provide financing to the Jamul Tribe in connection with the project and, upon opening, we will manage and provide branding for the casino in exchange for a management fee equal to 30% of the casino's pretax income, a licensing fee of 1.5% of gross gaming revenues for the Hollywood Casino brand, as well as interest on funds advanced by the Company to develop the project.

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

Southern Plains

  •
  On July 30, 2014, Argosy Casino Sioux City ceased its operations.

  •
  On September 1, 2015, we acquired a leading Illinois video gaming terminal ("VGT") operator, Prarie State Gaming ("PSG"). As one of the largest and most respected VGT route operators in Illinois, PSG's operations include more than 1,100 terminals across a network of 270 bars and retail gaming establishments throughout Illinois.

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

Long-lived assets

        At December 31, 2015, we had a net property and equipment balance of $2,980.1 million within our consolidated balance sheet, representing 58.0% of total assets. We depreciate property and equipment on a straight-line basis over their estimated useful lives. The estimated useful lives are determined based on the nature of the assets as well as our current operating strategy. We review the carrying value of our property and equipment for possible impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable based on undiscounted estimated future cash flows expected to result from its use and eventual disposition. The factors considered by us in performing this assessment include current operating results, trends and prospects, as well as the effect of obsolescence, demand, competition and other economic factors. For purposes of recognizing and measuring impairment in accordance with ASC 360, "Property, Plant, and Equipment," assets are grouped at the individual property level representing the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets. In assessing the recoverability of the carrying value of property and equipment, we must make assumptions regarding future cash flows and other factors. If these estimates or the related assumptions change in the future, we may be required to record an impairment loss for these assets. Such an impairment loss would be recognized as a non-cash component of operating income.

Goodwill and other intangible assets

        At December 31, 2015, the Company had $911.9 million in goodwill and $391.4 million in other intangible assets within its consolidated balance sheet, representing 17.7% and 7.6% of total assets, respectively, resulting from the Company's acquisition of other businesses and payment for gaming licenses. Two issues arise with respect to these assets that require significant management estimates and judgment: (i) the valuation in connection with the initial purchase price allocation; and (ii) the ongoing evaluation for impairment.

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

        For the year ended December 31, 2015, the Company recorded other intangible assets impairment charges of $40.0 million, as of the valuation date of October 1, 2015, related to the write-off of our Plainridge Park Casino gaming license and a partial write-down of the gaming license at Hollywood Gaming at Dayton Raceway due to a reduction in the long term earnings forecast at both of these locations.

        For the year ended December 31, 2014, the Company recorded goodwill and other intangible assets impairment charges of $155.3 million, as of the valuation date of October 1, 2014, as it determined that a portion of the value of its goodwill and other intangible assets was impaired due to the Company's outlook of continued challenging regional gaming conditions at certain properties which persisted in 2014 in its Southern Plains segment, as well as for the write-off of a trademark intangible asset in the West segment. The impairment charges by segment were as follows: Southern Plains, $153.9 million and West, $1.4 million.

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

        The Company's remaining goodwill and other intangible assets by reporting unit at December 31, 2015 is shown below (in thousands):

Reporting Unit	Goodwill	Other Intangible Assets
Hollywood Casino St. Louis	$205,783	$58,418
Hollywood Casino Aurora	207,207	—
Argosy Casino Riverside	154,332	4,964
Zia Park Casino	142,359	—
Hollywood Gaming at Dayton Raceway	15,339	110,436
Hollywood Gaming at Mahoning Valley Race Course	—	125,000
Hollywood Casino at Penn National Race Course	1,497	67,607
Hollywood Casino Lawrenceburg	63,189	—
Hollywood Casino Tunica	44,042	—
Praire State Gaming	22,937	15,151
Boomtown Biloxi	22,365	—
Argosy Casino Alton	9,863	8,285
Tropicana Las Vegas	14,821	—
Others	8,208	1,581

Total	$911,942	$391,442

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

        In connection with the failed spin-off-leaseback, the Company recorded real property assets and a financing obligation of $2.00 billion and $3.52 billion, respectively, on November 1, 2013, which resulted in a substantial increase to our net deferred tax assets of $599.9 million. ASC 740 suggests that additional scrutiny should be given to deferred tax assets of an entity with cumulative pre-tax losses during the three most recent years and is widely considered significant negative evidence that is objective and verifiable and therefore, difficult to overcome. During the year ended December 31, 2014 and 2013, we had or expected to have cumulative pre-tax losses and considered this factor in our analysis of deferred taxes. Additionally, we expect to remain in a three year cumulative loss position in the near future. As a result, the Company has recorded a full valuation allowance against its net deferred tax assets, excluding the reversal of deferred tax liabilities related to indefinite-lived assets. We intend to continue to maintain a full valuation allowance on our net deferred tax assets until there is sufficient positive evidence to support the reversal of all or some portion of these allowances.

        ASC 740 also creates a single model to address uncertainty in tax positions, and clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in an enterprise's financial statements. It also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. At December 31, 2015, we had a net liability for unrecognized tax benefits of $2.2 million, of which $4.0 million is included in other liabilities and $1.8 million is included in other assets within our consolidated balance sheets. We operate within multiple taxing jurisdictions and are subject to audits in each jurisdiction. These audits can involve complex issues that may require an extended period of time to resolve. In our opinion, adequate provisions for income taxes have been made for all open periods.

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

Results of Operations

        The following are the most important factors and trends that contribute to our operating performance:

  •
  Most of our properties operate in mature competitive markets. As a result, we expect a majority of our future growth to come from prudent acquisitions of gaming properties (such as our November 2012 acquisition of Harrah's St. Louis gaming and lodging facility from Caesars Entertainment and August 2015 acquisition of Tropicana Las Vegas Hotel and Casino), jurisdictional expansions (such as our June 2015 opening of a slots-only gaming facility in Massachusetts, our planned mid-2016 opening of a Hollywood Casino branded gaming facility on the Jamul Indian Village land in trust which we will manage, the September 2014 opening of Hollywood Gaming at Mahoning Valley Race Course, the August 2014 opening of Hollywood Gaming at Dayton Raceway, the October 2012 opening of Hollywood Casino Columbus, and the May 2012 opening of Hollywood Casino Toledo), expansions of gaming in existing jurisdictions (such as the introduction of table games in July 2010 at Hollywood Casino at Charles Town Races and Hollywood Casino at Penn National Race Course, and at Hollywood Casino Bangor in March 2012), expansions/improvements of existing properties (such as a hotel at Zia Park Casino which opened in August 2014) and new growth opportunities (such as our acquisition of Prairie State Gaming, a leading video lottery terminal operator in Illinois, and our entry into the interactive and social gaming space through Penn Interactive Ventures) .

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

        The consolidated results of operations for the years ended December 31, 2015, 2014 and 2013 are summarized below:

Year Ended December 31,	2015	2014	2013
	(in thousands)
Revenues:
Gaming	$2,497,497	$2,297,175	$2,479,601
Food, beverage and other	485,534	432,021	450,568
Management service fee	10,314	11,650	13,176

Revenues	2,993,345	2,740,846	2,943,345
Less promotional allowances	(154,987)	(150,319)	(165,459)

Net revenues	2,838,358	2,590,527	2,777,886

Operating expenses:
Gaming	1,271,679	1,146,159	1,247,515
Food, beverage and other	349,897	319,792	336,279
General and administrative	449,433	446,436	516,143
Depreciation and amortization	259,461	266,742	303,404
Impairment losses	40,042	159,884	798,305
Insurance recoveries, net of deductible charges	—	(5,674)	108

Total operating expenses	2,370,512	2,333,339	3,201,754

Income (loss) from continuing operations	$467,846	$257,188	$(423,868)

        Certain information regarding our results of operations by segment for the years ended December 31, 2015, 2014 and 2013 is summarized below:

	Net Revenues			Income (loss) from Continuing Operations
Year Ended December 31,	2015	2014	2013	2015	2014	2013
	(in thousands)
East/Midwest	$1,682,440	$1,467,380	$1,575,053	$372,698	$332,869	$(57,351)
West	285,933	241,410	240,083	53,438	56,928	45,464
Southern Plains	849,049	857,447	930,762	230,337	46,395	(186,846)
Other	20,936	24,290	31,988	(188,627)	(179,004)	(225,135)

Total	$2,838,358	$2,590,527	$2,777,886	$467,846	$257,188	$(423,868)

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

        The reconciliation of the Company's (loss) income from continuing operations per GAAP to adjusted EBITDA, as well as the Company's net (loss) income per GAAP to adjusted EBITDA, for the years ended December 31, 2015, 2014and 2013 was as follows:

Year Ended December 31,	2015	2014	2013
	(in thousands)
Net (loss) income	$686	$(183,822)	$(581,252)
Income tax (benefit) provision	55,924	30,519	(33,580)
Other	(5,872)	(2,944)	(8,004)
Loss on early extinguishment of debt	—	—	61,660
Income from unconsolidated affiliates	(14,488)	(7,949)	(9,657)
Interest income	(11,531)	(3,730)	(1,387)
Interest expense	443,127	425,114	159,897
Income from discontinued operations, net of tax	—	—	(11,545)

(Loss) income from continuing operations	$467,846	$257,188	$(423,868)
Loss (gain) on disposal of assets	1,286	738	3,682
Insurance recoveries, net of deductible charges	—	(5,674)	108
Impairment losses	40,042	159,884	798,305
Charge for stock compensation	8,223	10,666	22,809
Plainridge contingent purchase price	(5,374)	689	—
Depreciation and amortization	259,461	266,742	303,404
Income from unconsolidated affiliates	14,488	7,949	9,657
Non-operating items for Kansas JV(1)	10,377	11,809	11,595
Adjusted EBITDA from discontinued operations	—	—	35,374

Adjusted EBITDA	$796,349	$709,991	$761,066

(1)
Adjusted EBITDA excludes our share of the impact of non-operating items (such as depreciation and amortization expense) from our joint venture in Kansas Entertainment.

        The reconciliation of each segment's (loss) income from operations to adjusted EBITDA for the years ended December 31, 2015, 2014 and 2013 were as follows (in thousands):

Year ended December 31, 2015	East/Midwest	West	Southern Plains	Other	Total
Income (loss) from operations	$372,698	$53,438	$230,337	$(188,627)	$467,846
Charge for stock compensation	—	—	—	8,223	8,223
Impairment losses	40,042	—	—	—	40,042
Depreciation and amortization	101,359	14,530	43,120	100,452	259,461
Plainridge contingent purchase price	(5,374)	—	—	—	(5,374)
(Gain) loss on disposal of assets	(295)	510	735	336	1,286
Income (loss) from unconsolidated affiliates	—	—	15,289	(801)	14,488
Non-operating items for Kansas JV	—	—	10,377	—	10,377

Adjusted EBITDA	$508,430	$68,478	$299,858	$(80,417)	$796,349

Year ended December 31, 2014	East/Midwest	West	Southern Plains	Other	Total
Income (loss) from operations	$332,869	$56,928	$46,395	$(179,004)	$257,188
Charge for stock compensation	—	—	—	10,666	10,666
Impairment losses	4,560	1,420	153,904	—	159,884
Insurance recoveries	—	—	(5,674)	—	(5,674)
Depreciation and amortization	101,891	7,411	58,598	98,842	266,742
Plainridge contingent purchase price	689	—	—	—	689
(Gain) loss on disposal of assets	(75)	211	624	(22)	738
Income (loss) from unconsolidated affiliates	—	—	10,720	(2,771)	7,949
Non-operating items for Kansas JV	—	—	11,809	—	11,809

Adjusted EBITDA	$439,934	$65,970	$276,376	$(72,289)	$709,991

Year ended December 31, 2013	East/Midwest	West	Southern Plains	Other	Total
(Loss) income from operations	$(57,351)	$45,464	$(186,846)	$(225,135)	$(423,868)
Charge for stock compensation	—	—	—	22,809	22,809
Impairment losses	416,380	1,812	341,683	38,430	798,305
Insurance deductible charges, net of recoveries	—	—	108	—	108
Depreciation and amortization	142,442	11,883	108,201	40,878	303,404
Loss (gain) on disposal of assets	774	2,365	853	(310)	3,682
Income (loss) from unconsolidated affiliates	—	—	10,735	(1,078)	9,657
Non-operating items for Kansas JV	—	—	11,595	—	11,595
Adjusted EBITDA from discontinued operations	15,334	—	20,040	—	35,374

Adjusted EBITDA	$517,579	$61,524	$306,369	$(124,406)	$761,066

2015 Compared to 2014

        Adjusted EBITDA for our East/Midwest segment increased by $68.5 million, or 15.6%, for the year ended December 31, 2015, as compared to the year ended December 31, 2014, primarily due to the opening of Plainridge Park Casino on June 24, 2015, a full year of operations for Hollywood Gaming at Mahoning Valley Race Course and Hollywood Gaming at Dayton Raceway, which together increased adjusted EBITDA by 67.0 million, improved results from Hollywood Casino Columbus and

Hollywood Casino Toledo and a property tax refund received in the first quarter of 2015 for $2.0 million, all of which were partially offset by decreased adjusted EBITDA at Hollywood Casino at Charles Town Races and Hollywood Casino Lawrenceburg primarily due to competition discussed below.

        Adjusted EBITDA for our Southern Plains segment increased by $23.5 million, or 8.5%, for the year ended December 31, 2015, as compared to the year ended December 31, 2014, primarily due to increased EBITDA at Hollywood St. Louis as a result of a $15.4 million property tax credit and the acquisition of Prairie State Gaming on September 1, 2015.

        Adjusted EBITDA for our West segment increased by $2.5 million, or 3.8%, for the year ended December 31, 2015, as compared to the year ended December 31, 2014, primarily due to improved results at M Resort and the acquisition of Tropicana Las Vegas on August 25, 2015, partially offset by decreased adjusted EBITDA at Zia Park as low oil prices have affected the economy in this area.

        Adjusted EBITDA for Other declined by $8.1 million, or 11.2%, for the year ended December 31, 2015, as compared to the year ended December 31, 2014, primarily due to increased corporate overhead costs 12.6 million, primarily due to higher cash-settled stock-based compensation charges of $13.3 million mainly due to stock price increases for Penn and GLPI common stock during 2015 compared to stock price declines in 2014, as well as increased bonus accruals, all of which was partially offset by lower lobbying costs of $7.2 million due to the Massachusetts campaign in 2014.

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

Revenues

        Revenues for the years ended December 31, 2015, 2014 and 2013 are as follows (in thousands):

Year ended December 31,	2015	2014	Variance	Percentage Variance
Gaming	$2,497,497	$2,297,175	$200,322	8.7%
Food, beverage and other	485,534	432,021	53,513	12.4%
Management service fee	10,314	11,650	(1,336)	(11.5)%

Revenues	2,993,345	2,740,846	252,499	9.2%
Less promotional allowances	(154,987)	(150,319)	(4,668)	3.1%

Net revenues	$2,838,358	$2,590,527	$247,831	9.6%

Year ended December 31,	2014	2013	Variance	Percentage Variance
Gaming	$2,297,175	$2,479,601	$(182,426)	(7.4)%
Food, beverage and other	432,021	450,568	(18,547)	(4.1)%
Management service fee	11,650	13,176	(1,526)	(11.6)%

Revenues	2,740,846	2,943,345	(202,499)	(6.9)%
Less promotional allowances	(150,319)	(165,459)	15,140	(9.2)%

Net revenues	$2,590,527	$2,777,886	$(187,359)	(6.7)%

        In our business, revenue is driven by discretionary consumer spending, which has been impacted by a slow economic recovery that has resulted in declines in the labor force participation rate, and increased stock market and commodity price volatility. The expansion of newly constructed gaming facilities has also increased competition in many regional markets (including at some of our key facilities). However, recently we have seen signs of stabilization at the majority of our properties and have seen low single digit increases in customer spending.

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

Gaming revenue

2015 Compared with 2014

        Gaming revenue increased by $200.3 million, or 8.7%, to $2,497.5 million in 2015, primarily due to the variances explained below.

        Gaming revenue for our East/Midwest segment increased by $199.9 million in 2015, primarily due to the opening of Plainridge Park Casino on June 24, 2015, which generated $88.0 million of gaming revenue, a full year of operations Hollywood Gaming at Mahoning Valley Race Course and Hollywood Gaming at Dayton Raceway, which generated increased gaming revenue of $63.5 million and $58.6 million, respectively, for the year ended December 31, 2015. These increases were partially offset by decreased gaming revenue at Hollywood Casino Lawrenceburg primarily due to the continued impact of competition in Ohio, namely the opening of a casino in Cincinnati in March 2013 and the openings of a racino at Belterra Park in May 2014 and our own Dayton, Ohio facility in August 2014, and decreased gaming revenue at Hollywood Casino at Charles Town Races primarily due to increased competition from the Baltimore Maryland market, which includes Maryland Live! and Horseshoe Casino Baltimore, which opened at the end of August 2014.

        Gaming revenue for our Southern Plains segment decreased by $11.8 million in 2015, primarily due to decreased gaming revenue at Argosy Casino Sioux City of $25.5 million due to its closure on July 30, 2014, and decreased gaming revenues at Hollywood Casino Aurora, Hollywood Casino Gulf Coast and Boomtown Biloxi primarily due to competition. These decreases were partially by offset increased gaming revenues from the acquisition of Prairie State Gaming on September 1, 2015 and increased gaming revenue at Hollywood Casino St. Louis and Argosy Riverside.

        Gaming revenue for our West segment increased by $12.2 million in 2015, primarily due to the acquisition of Tropicana Las Vegas on August 25, 2015.

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

Food, beverage and other revenue

2015 Compared with 2014

        Food, beverage and other revenue increased by $53.5 million, or 12.4%, to $485.5 million in 2015 primarily due to the variances explained below.

        Food, beverage and other revenue for our East/Midwest segment increased by $19.8 million in 2015, primarily due to increased food, beverage and other revenue from the opening of Plainridge Park Casino on June 24, 2015, which had food, beverage and other revenue of $5.4 million for the year ended December 31, 2015, and a full year of operations at Hollywood Gaming at Mahoning Valley Race Course and Hollywood Gaming at Dayton Raceway, which together had increased food, beverage and other revenue of $12.6 million for the year ended December 31, 2015.

        Food, beverage and other revenue for our West segment increased by $36.9 million in 2015, primarily due to increased food, beverage and other revenue from the acquisition of Tropicana Las

Vegas on August 25, 2015, which had food beverage and other revenue of $30.2 million for the year ended December 31, 2015.

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

2015 Compared with 2014

        Promotional allowances increased by $4.7 million, or 3.1%, to $155.0 million in 2015, primarily due to increased promotional allowances from the acquisition of Tropicana Las Vegas on August 25, 2015.

2014 Compared with 2013

        Promotional allowances decreased by $15.1 million, or 9.2%, to $150.3 million in 2014, primarily due to decreased promotional allowances at Hollywood Casino St. Louis primarily due to reduced complimentaries offered to customers, decreased promotional allowances at Hollywood Casino Lawrenceburg primarily due to reduced redemptions.

Operating Expenses

        Operating expenses for the years ended December 31, 2015, 2014 and 2013 are as follows (in thousands):

Year ended December 31,	2015	2014	Variance	Percentage Variance
Gaming	$1,271,679	$1,146,159	$125,520	11.0%
Food, beverage and other	349,897	319,792	30,105	9.4%
General and administrative	449,433	446,436	2,997	0.7%
Depreciation and amortization	259,461	266,742	(7,281)	(2.7)%
Impairment losses	40,042	159,884	(119,842)	(75.0)%
Insurance recoveries, net of deductible charges	—	(5,674)	5,674	(100.0)%

Total operating expenses	$2,370,512	$2,333,339	$37,173	1.6%

Year ended December 31,	2014	2013	Variance	Percentage Variance
Gaming	$1,146,159	$1,247,515	$(101,356)	(8.1)%
Food, beverage and other	319,792	336,279	(16,487)	(4.9)%
General and administrative	446,436	516,143	(69,707)	(13.5)%
Depreciation and amortization	266,742	303,404	(36,662)	(12.1)%
Impairment losses	159,884	798,305	(638,421)	(80.0)%
Insurance deductible charges, net of recoveries	(5,674)	108	(5,782)	(5,353.7)%

Total operating expenses	$2,333,339	$3,201,754	$(868,415)	(27.1)%

Gaming expense

2015 Compared with 2014

        Gaming expense increased by $125.5 million, or 11.0%, to $1,271.7 million in 2015, primarily due to the variances explained below.

        Gaming expense for our East/Midwest segment increased by $111.5 million in 2015, primarily due to the opening of Plainridge Park Casino on June 24, 2015 and a full year of operations for Hollywood Gaming at Mahoning Valley Race Course and Hollywood Gaming at Dayton Raceway, partially offset by an overall decrease in gaming taxes resulting from decreased taxable gaming revenue as mentioned above at Hollywood Casino Lawrenceburg.

        Gaming expense for our Southern Plains segment increased by $5.9 million in 2015, primarily due to the acquisition of Prairie State Gaming on September 1, 2015 and an overall increase in gaming taxes resulting from increased taxable gaming revenue at Hollywood Casino St. Louis, Argosy Riverside and Hollywood Casino Joliet, partially offset by the closure of Argosy Casino Sioux City on July 30, 2014 and an overall decrease in gaming taxes resulting from decreased taxable gaming revenue at Hollywood Casino Aurora, Argosy Casino Alton and Boomtown Biloxi.

        Gaming expense for our West segment increased by $7.2 million in 2015, primarily due to the acquisition of Tropicana Las Vegas on August 25, 2015.

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

Food, beverage and other expense

2015 Compared with 2014

        Food, beverage and other expense increased by $30.1 million, or 9.4%, to $349.9 million in 2015, primarily due to the variances explained below.

        Food, beverage and other expense for our East/Midwest segment increased by $14.1 million in 2015, primarily due to increased food, beverage and other expense from the opening of Plainridge Park Casino on June 24, 2015 and a full year of operations for Hollywood Gaming at Mahoning Valley Race Course and Hollywood Gaming at Dayton Raceway

        Food, beverage and other expense for our Southern Plains segment decreased by $4.8 million in 2015, primarily due to decreased food, beverage and other expense at Hollywood Casino Gulf Coast, Hollywood Casino Joliet and Boomtown Biloxi due to lower food and beverage costs and the closure of Argosy Casino Sioux City on July 30, 2014, partially offset by increased food and beverage costs at Hollywood Casino St. Louis.

        Food, beverage and other expense for our West segment increased by $23.4 million in 2015, primarily due to the acquisition of Tropicana Las Vegas on August 25, 2015.

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

2015 Compared with 2014

        General and administrative expenses increased by $3.0 million, or 0.7%, to $449.4 million in 2015, primarily due to the variances explained below.

        General and administrative expenses for Other increased by $6.2 million in 2015, primarily due to higher cash-settled stock-based compensation charges of $13.3 million mainly due to stock price increases for Penn and GLPI common stock during 2015 compared to stock price declines in 2014, partially offset by lower lobbying expenses of $7.2 million due to the Massachusetts campaign in 2014.

        General and administrative expenses for our Southern Plains segment decreased by $29.7 million in 2015, primarily due to favorable property tax settlements of $15.4 million, closure of Argosy Casino Sioux City on July 30, 2014, as well as cost containment measures at Hollywood Casino Aurora, Hollywood Casino Gulf Coast and Boomtown Biloxi.

        General and administrative expenses for our West segment increased by $11.8 million in 2015, primarily due to the acquisition of Tropicana Las Vegas on August 25, 2015.

        General and administrative expenses for our East/Midwest segment increased by $14.7 million in 2015, primarily due to the opening of Plainridge Park Casino on June 24, 2014 and a full year of operations at Hollywood Gaming at Mahoning Valley Race Course and Hollywood gaming at Dayton Raceway, partially offset by a favorable $5.4 million adjustment in the fair value of the contingent purchase price for Plainridge Racecourse.

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

Depreciation and amortization expense

2015 Compared with 2014

        Depreciation and amortization expense decreased by $7.3 million, or 2.7%, to $259.5 million in 2015, primarily due to the closure of Argosy Casino Sioux City on July 30, 2014, which had $10.1 million of depreciation expense in the year ended December 31, 2014. Additionally, we recorded lower depreciation expense at Hollywood Casino Lawrenceburg primarily due to assets purchased for the 2009 expansion being fully depreciated in July 2014 and lower depreciation expense at Hollywood Casino at Penn National Race Course primarily due to assets purchased for the 2008 opening being fully depreciated in February 2015, which were partially offset by the openings of Plainridge Park Casino on June 24, 2015 and full year of operations at Tropicana Las Vegas, Hollywood Gaming at Mahoning Valley Race Course and Hollywood gaming at Dayton Raceway.

2014 Compared with 2013

        Depreciation and amortization expense decreased by $36.7 million, or 12.1%, to $266.7 million in 2014, due to higher depreciation expense of $18.3 million in 2013 due to certain assets, mainly slots and furniture, fixtures and equipment, being fully depreciated at several of our properties, primarily Hollywood Casino Joliet, Hollywood Casino at Penn National Race Course, Hollywood Casino Bangor and Hollywood Casino Lawrenceburg, as well as lower gaming license intangible amortization and depreciation expense of $7.6 million at Argosy Casino Sioux City with the awarding of the gaming license to another gaming operator in April 2013 (see Note 12 to the consolidated financial statements for further details). Additionally, the reclassification of the assets of our Beulah Park and Raceway Park facilities as assets held for sale at December 31, 2013 resulted in lower depreciation expense of $9.1 million in the year ended December 31, 2014.

Impairment losses

        For the year ended December 31, 2015, the Company recorded other intangible assets impairment charges of $40.0 million related to the write-off of our Plainridge Park Casino gaming license and a partial write-down of the gaming license at Hollywood Gaming at Dayton Raceway due to a reduction in the long term earnings forecast at both of these locations.

        During the three months ended December 31, 2014, the Company recorded goodwill and other intangible assets impairment charges of $155.3 million, respectively, as it determined that a portion of the value of its goodwill and other intangible assets was impaired due to the Company's outlook of continued challenging regional gaming conditions which persisted in 2014 at certain properties in its Southern Plains segment, as well as for the write-off of a trademark intangible asset in the West segment. The impairment charges by segment were as follows: Southern Plains, $153.9 million and West, $1.4 million. During the three months ended June 30, 2014, the Company recorded an impairment charge of $4.6 million in the East/Midwest segment to write-down certain idle assets to an estimated salvage value.

        During the three months ended December 31, 2013, we recorded impairment charges of $724.2 million, as we determined that a portion of the value of our goodwill and other intangible assets was impaired. The impairment charge by segment was as follows: East/Midwest, $416.4 million; Southern Plains, $269.8 million; West, $1.8 million and Other, $36.2 million.

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

Other income (expenses)

        Other income (expenses) for the years ended December 31, 2015, 2014 and 2013 are as follows (in thousands):

Year ended December 31,	2015	2014	Variance	Percentage Variance
Interest expense	$(443,127)	$(425,114)	$(18,013)	4.2%
Interest income	11,531	3,730	7,801	209.1%
Income from unconsolidated affiliates	14,488	7,949	6,539	82.3%
Loss on early extinguishment of debt	—	—	—	N/A
Other	5,872	2,944	2,928	99.5%

Total other expenses	$(411,236)	$(410,491)	$(745)	0.2%

Year ended December 31,	2014	2013	Variance	Percentage Variance
Interest expense	$(425,114)	$(159,897)	$(265,217)	165.9%
Interest income	3,730	1,387	2,343	168.9%
Income from unconsolidated affiliates	7,949	9,657	(1,708)	(17.7)%
Loss on early extinguishment of debt	—	(61,660)	61,660	N/A
Other	2,944	8,004	(5,060)	(63.2)%

Total other expenses	$(410,491)	$(202,509)	$(207,982)	102.7%

Interest expense

        Interest expense increased by $18.0 million, or 4.2%, to $443.1 million in 2015, due to $6.6 million for the accretion of the relocation fees associated with our two racinos in Ohio, both of which opened in the third quarter of 2014, and higher borrowings on the Term Loan A portion of the senior secured credit facility for the year ended December 31, 2015, compared to prior year.

        Interest expense increased by $265.2 million, or 165.9%, to $425.1 million in 2014, due to the full year impact of expense recognized under our financing obligation with GLPI which was $379.2 million incurred in 2014 compared to $62.1 million in 2013 partially offset by lower levels of indebtedness subsequent to the Spin-Off.

Interest income

        Interest income increased by $7.8 million, or 209.1%, to $11.5 million in 2015, primarily due to higher interest accrued on the loan to the Jamul Tribe (see Note 6 to the consolidated financial statements for further details).

        Interest income increased by $2.3 million, or 168.9%, to $3.7 million in 2014, primarily due to higher interest accrued on the loan to the Jamul Tribe (see Note 6 to the consolidated financial statements for further details).

Income from unconsolidated affiliates

        Income from unconsolidated affiliates increased by $6.5 million, or 82.3%, to $14.5 million in 2015, primarily due to increased earnings related to our joint venture in Kansas Entertainment primarily due to growth in its market share as the property continues to improve its efficiency from its February 2012 opening.

        Income from unconsolidated affiliates decreased by $1.7 million, or 17.7%, to $7.9 million in 2014, primarily due to our portion of the loss in the joint venture with Cordish Companies in New York. We anticipate this joint venture will be dissolved in 2015 and our investment has been written down to zero at December 31, 2014.

Other

        Other changed by $2.9 million, or 99.5%, to $5.9 million in 2015 compared to 2014 primarily due to increased foreign currency translation gains for the year ended December 31, 2015.

        Other changed by $(5.1) million, or (63.2)%, to $2.9 million in 2014 compared to 2013 primarily due to the contribution of management service fees from TRS Properties for the year ended December 31, 2013. Before the Spin-Off to GLPI, TRS Properties were contributing management service fees equal to 3% of net revenues.

Taxes

        Our income tax expense from continuing operations was $55.9 million for the year ended December 31, 2015, compared to an income tax expense of $30.5 million in the prior year period. Our effective tax rate (income taxes as a percentage of income from continuing operations before income taxes) was 98.8% for the year ended December 31, 2015, as compared to (19.9)% for the year ended December 31, 2014. The Company's effective tax rate in the current year is higher than the federal statutory tax rate of 35% due to the effect permanent items such as lobbying as well as a decrease in the non deductible portion of our goodwill and other intangible assets impairment charges, increase in state taxes, increase in reserves for unrecognized tax benefits and the increase in our valuation allowance during the year compared to the corresponding period in the prior year. Our effective tax rate (income taxes as a percentage of income from continuing operations before income taxes) was (19.9)% for the year ended December 31, 2014, as compared to a tax benefit of 5.4% for the year ended December 31, 2013. Our low levels of pre-tax earnings has magnified the impact on our effective tax rate from non-deductible expenses such as lobbying, increases in reserves for uncertain tax positions, changes in our valuation allowance and a decrease in the non-deductible portion of our goodwill and other intangible assets impairment charges during the year ended December 31, 2014 compared to the corresponding period in the prior year.

        Our effective income tax rate can vary from period to period depending on, among other factors, the geographic and business mix of our earnings and the level of our tax credits. Additionally our effective tax rate is significantly impacted by non-deductible impairment charges and changes in our deferred tax assets that result from principal reductions in our GLPI financing obligation since the Company has recorded a valuation allowance on its deferred tax assets. Certain of these and other factors, including our history and projections of pre-tax earnings, are taken into account in assessing our ability to realize our net deferred tax assets.

Liquidity and Capital Resources

        Historically and prospectively, our primary sources of liquidity and capital resources have been and will be cash flow from operations, borrowings from banks and proceeds from the issuance of debt and equity securities.

        Net cash provided by operating activities was $399.0 million, $262.2 million, and $453.8 million for the years ended December 31, 2015, 2014 and 2013, respectively. The increase in net cash provided by operating activities of $136.8 million for the year ended December 31, 2015, compared to the corresponding period in the prior year, was comprised primarily of an increase in cash receipts from customers of $244.1 million, offset by an increase in cash paid to suppliers and vendors of $78.1 million and an increase in cash paid to employees of $40.8 million. The increase in cash receipts collected from our customers, cash paid to suppliers and vendors, and cash paid to employees for the year ended December 31, 2015 compared to the prior year was primarily due to the openings of Hollywood Gaming at Mahoning Valley Race Course on September 17, 2014, Hollywood Gaming at Dayton Raceway on August 28, 2014, and Plainridge Park Casino on June 24, 2015, as well as the acquisitions of Tropicana Las Vegas on August 25, 2015 and Prairie State Gaming on September 1, 2015, partially offset by the closure of Argosy Casino Sioux City on July 30, 2014.

        Net cash used in investing activities totaled $781.0 million, $375.5 million, and $180.4 million for the years ended December 31, 2015, 2014 and 2013, respectively. The increase in net cash used in investing activities of $405.5 million for the year ended December 31, 2015, compared to the corresponding period in the prior year, was primarily due to our acquisitions of Tropicana Las Vegas and Prairie State Gaming for a total of $399.5 million in 2015, increased advances to the Jamul tribe of $58.6 million, purchase of a subordinated promissory note from the previous developer of the Jamul project for $24.0 million, and a return of cash in escrow in the first quarter of 2014 of $18.0 million, all of which were partially offset by our Massachusetts gaming license payment of $25.0 million in March 2014, the acquisition of Plainridge Racecourse in April 2014 for $42.0 million, and decreased capital maintenance expenditures of $20.7 million, as well as decreased capital project expenditures of $8.2 million primarily due to decreased expenditures in 2015 for a new hotel at Zia Park Casino and the new Ohio racinos, all of which opened in 2014, partially offset by increased expenditures in 2015 for Plainridge Park Casino, which opened in June 2015.

        Net cash provided by (used in) financing activities totaled $410.4 million, $29.0 million, and $(240.9) million for the years ended December 31, 2015, 2014 and 2013, respectively. The increase in net cash provided by financing activities of $381.4 million for the year ended December 31, 2015, compared to the corresponding period in the prior year, was primarily due to higher net borrowings on our long-term debt of $391.5 million and lower principal payments on long-term obligations of $11.7 million, both of which were partially offset by lower proceeds from insurance financing of $24.2 million.

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

        The following table summarizes our capital project expenditures by segment for the year ended December 31, 2015:

Actual(1)
(in millions)
East/Midwest(2)	$134.2
West	0.8
Southern Plains	1.5
Other	—

Total	$136.5

(1)
Excludes licensing and relocation fees and is net of reimbursements.

(2)
Capital expenditures from our East/Midwest segment related to the construction cost of Plainridge Park Casino which opened June 24, 2015, construction costs of Hollywood Gaming at Mahoning Valley Race Course which opened on September 17, 2014, and constructions costs at Hollywood Gaming at Dayton Raceway which opened on August 28, 2014.

        On February 28, 2014, the Massachusetts Gaming Commission awarded the Company a Category Two slots-only gaming license, and on June 24, 2015, the Company opened Plainridge Park Casino in Plainville, Massachusetts. Plainridge Park Casino is a $266 million (which is inclusive of an increase to our original budget of $225 million principally due to our decision to purchase rather than lease certain games and equipment for $27.7 million as well as $9 million higher than anticipated pre-opening costs and cage cash requirements) fully integrated racing and gaming facility featuring live harness racing and simulcasting with 1,250 gaming devices, various dining and entertainment options, structured and surface parking, and a two story clubhouse with approximately 55,000 square feet. As of December 31, 2015, total cumulative costs were $262.8 million, which includes a $25 million gaming license fee, which was paid in March 2014, and the acquisition of Plainridge Racecourse for $42.4 million, which was paid in April 2014.

        Hollywood Gaming at Mahoning Valley Race Course, with a $161 million budget, inclusive of a $75 million relocation fee and $50 million license fee, opened on September 17, 2014. Hollywood Gaming at Dayton Raceway, with a $165 million budget, inclusive of a $75 million relocation fee and $50 million license fee, opened on August 28, 2014. The $75 million relocation fee for each Ohio racetrack is based on the present value of the contractual obligation, of which $7.5 million was paid upon opening, with 18 additional semi-annual payments of $4.8 million due beginning one year after opening. For the license fee for each Ohio racetrack, we paid $10 million in the second quarter of 2014 as well as $15 million upon opening and paid the remaining license fee of $25 million on the one year anniversary of the commencement of gaming. As of December 31, 2015, Penn has incurred cumulative costs of $104.0 million and $94.4 million for the Mahoning Valley facility and the Dayton facility, respectively, which includes the payments made to date for the relocation fee and license fee previously mentioned. As part of the spin-off transaction that was effective November 1, 2013, GLPI was responsible for certain real estate related construction costs for the Mahoning Valley facility and the Dayton facility, and as such, these facilities are now subject to the Master Lease.

        During the year ended December 31, 2015, we spent $62.3 million for capital maintenance expenditures, with $24.8 million at our East/Midwest segment, $8.2 million at our West segment, $25.0 million at our Southern Plains segment, and $4.3 million for Other. The majority of the capital maintenance expenditures were for slot machines and slot machine equipment.

        Cash generated from operations and cash available under the revolving credit facility portion of our senior secured credit facility funded our capital projects, capital maintenance expenditures and the Jamul Tribe project in 2015 to date.

        The following table summarizes our expected capital project expenditures for the year ending December 31, 2016 by segment:

Total for 2016(1)
(in millions)
East/Midwest(2)	$3.7
West(3)	27.7
Southern Plains	—

Total	$31.4

(1)
Excludes licensing and relocation fees.

(2)
Expected capital expenditures in 2016 for our East/Midwest segment includes $3.7 million, for final construction related costs for the Plainridge Park Casino.

(3)
Expected capital expenditures in 2016 for our West segment includes $27.7 million, for renovation costs at the Tropicana Las Vegas.

Jamul Tribe

        Advances to the Jamul Tribe, which totaled $197.7 million and $62.0 million at December 31, 2015 and 2014, are accounted for as a loan on the consolidated balance sheet and as such is not included in the capital expenditures table presented above. The budget for this development project is $390 million. We expect the project to be completed in mid-2016 which will include the construction of a three-story gaming and entertainment facility of approximately 200,000 square feet featuring over 1,700 slot machines, 43 live table games, including poker, multiple restaurants, bars and lounges and a partially enclosed parking structure with over 1,800 spaces. The Company has been and will continue to explore other financing options to provide more permanent, lower cost terms for the Jamul Tribe.

        In the fourth quarter of 2015, the Company acquired for $24 million pre-existing indebtedness of the Jamul Tribe at a significant discount from a successor to a previous developer of the project. See Note 6 to the consolidated financial statements in Item 8 of this Form 10-K for further details.

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

        The Company's senior secured credit facility had a gross outstanding balance of $1,259.7 million at December 31, 2015, consisting of a $592.7 million Term Loan A facility, a $245.0 million Term Loan B facility, and $422.0 million outstanding on the revolving credit facility. This compares with a $807.5 million gross outstanding balance at December 31, 2014 which consisted of a $475.0 million Term Loan A facility and an $85.0 million Term Loan B facility. Additionally, at December 31, 2015 and 2014, the Company was contingently obligated under letters of credit issued pursuant to the senior secured credit facility with face amounts aggregating $23.4 million and $23.0 million, respectively, resulting in $187.7 million and $392.0 million of available borrowing capacity as of December 31, 2015 and 2014, respectively, under the revolving credit facility.

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

  Financing obligation with GLPI

        The Company's Master Lease with GLPI that became effective November 1, 2013 was accounted for as a financing obligation and totaled $3.56 billion and $3.61 billion at December 31, 2015 and 2014, respectively. The Company assumed a term of 35 years as it was determined that the lease term should include all option periods since renewal was reasonably assured given the high percentage of earnings from the Master Lease properties operations to the Company and the lack of alternative economically feasible leasing options for such real estate. The future minimum lease payments at lease inception were discounted at 9.7% which represents the estimated incremental borrowing rate over the term of the lease. The financing obligation decreased by $46.9 million for the year ended December 31, 2015 compared to the prior year due to principal payment reductions. Interest expense recognized for the year ended December 31, 2015 and 2014 totaled $390.1 million and $379.2 million, respectively.

  GLPI indebtedness

        Immediately before the Spin-Off on October 30, 2013, while GLPI was a wholly-owned subsidiary of the Company, GLPI raised $2.35 billion of debt financing, which was part of the net assets contributed to GLPI as part of the Spin-Off. See Note 2 to the consolidated financial statements for further discussion.

  Other Long-Term Obligations

        Other long term obligations at December 31, 2015 and 2014 of $147.0 million and $135.0 million, respectively, included $131.7 million and $135.0 million, respectively, related to the relocation fees for Hollywood Gaming at Dayton Raceway and Hollywood Gaming at Mahoning Valley Race Course and $15.3 million related to the repayment obligation of a hotel and event center located near Hollywood Casino Lawrenceburg at December 31, 2015; all of which are more fully described below.

        In June 2013, the Company finalized the terms of its memorandum of understanding with the State of Ohio, which included an agreement by the Company to pay a relocation fee in return for being able to relocate its existing racetracks in Toledo and Grove City to Dayton and Mahoning Valley, respectively. Upon opening of these two racinos in Ohio in the third quarter of 2014, the relocation fee for each new racino was recorded at the present value of the contractual obligation, which was calculated to be $75 million based on the 5% discount rate included in the agreement. The relocation fee for each facility is payable as follows: $7.5 million upon the opening of the facility and eighteen semi-annual payments of $4.8 million beginning one year from the commencement of operations. This obligation is accreted to interest expense at an effective yield of 5.0%. The amount included in interest expense related to this obligation was $6.7 million and $2.1 million for the year ended December 31, 2015 and 2014, respectively.

        The City of Lawrenceburg Department of Redevelopment recently completed construction of a hotel and event center located less than a mile away from Hollywood Casino Lawrenceburg. Effective in mid-January 2015, by contractual agreement, a repayment obligation for the hotel and event center was assumed by a wholly-owned subsidiary of the Company in the amount of $15.3 million, which was financed through a loan with the City of Lawrenceburg Department of Redevelopment. The Company is obligated to make annual payments on the loan of approximately $1 million for twenty years beginning January 2016. This obligation is accreted to interest expense at its effective yield of 3.0%. The amount included in interest expense related to this obligation was $0.4 million for the year ended December 31, 2015.

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

  Capital Leases

        Capital leases are primarily comprised of a ten year corporate airplane lease that expires in August 2016, which has a ten year renewal option. The lease obligation has been recorded at the lessor's initial cost of the plane, of $24.9 million at both December 31, 2015 and December 31, 2014, since the agreement has broad based default provisions that could result in potential damages equal to this amount. The lease obligation was classified as a capital lease based on the provisions of ASC 840 "Leases" which requires that the remedies for events of default under the provision described in this scenario be included in the minimum lease payment calculation for purposes of lease classification and that the probability of such an event of default will occur is not relevant to this determination.

  Covenants

        The Company's senior secured credit facility and $300 million 5.875% senior unsecured notes require us, among other obligations, to maintain specified financial ratios and to satisfy certain financial tests, including fixed charge coverage, interest coverage, senior leverage and total leverage ratios. In addition, the Company's senior secured credit facility and $300 million 5.875% senior unsecured notes restrict, among other things, its ability to incur additional indebtedness, incur guarantee obligations, amend debt instruments, pay dividends, create liens on assets, make investments, engage in mergers or consolidations, and otherwise restrict corporate activities.

        At December 31, 2015, the Company was in compliance with all required financial covenants. In connection with the recent restatement of the Company's consolidated financial statements, the Company received a waiver from its lenders under its senior secured credit facility to file its consolidated financial statements with the SEC by March 15, 2016.

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

Commitments and Contingencies

  Contractual Cash Obligations

        At December 31, 2015, there was approximately $187.7 million available for borrowing under our revolving credit facility. The following table presents our contractual cash obligations at December 31, 2015:

	Payments Due By Period
	Total	2016	2017-2018	2019-2020	2021 and After
	(in thousands)
Senior secured credit facility
Principal	$1,259,740	$51,895	$970,345	$237,500	$—
Interest(1)	116,395	41,357	56,380	18,658	—
5.875% senior unsecured notes
Principal	300,000	—	—	—	300,000
Interest	105,750	17,625	35,250	35,250	17,625
Purchase obligations	87,111	62,654	14,223	6,464	3,770
Capital expenditure commitments(2)	2,023	2,023	—	—	—
Capital leases	28,666	26,814	1,785	67	—
Financing obligation to GLPI(3)	10,848,146	389,496	768,212	649,638	9,040,800
Operating leases	27,625	4,223	5,873	2,698	14,831
Ohio Payments(4)	245,406	31,224	60,448	62,448	91,285
Other liabilities reflected in the Company's consolidated balance sheets(5)	13,779	13,779	—	—	—

Total	$13,034,641	$641,090	$1,912,516	$1,012,723	$9,468,311

(1)
The interest rates associated with the variable rate components of our senior secured credit facility are estimated, based on the forward LIBOR curves plus the current spread based on our current levels of indebtedness over LIBOR as of December 31, 2015. The contractual amounts to be paid on our variable rate obligations are affected by changes in market interest rates and changes in our spreads which are based on our leverage ratios. Future changes in such ratios will impact the contractual amounts to be paid.

(2)
The Company anticipates spending approximately $31.4 million for future construction projects over the next year, of which the Company has been contractually committed to spend approximately $2.0 million at year-end.

(3)
Reflects the undiscounted future minimum lease payments to GLPI over the lease term, including renewal options. The amounts above exclude contingent payments (See Note 11 to the consolidated financial statements for further discussion).

(4)
The Company agreed to pay $110 million (of which $80.0 million remains to be paid) to the State of Ohio over ten years in return for certain clarifications from the State of Ohio with respect to various financial matters and limits on competition within the ten year time period. This amount also includes the remaining portion of the relocation fees to be paid associated with our two new facilities in Dayton and Mahoning Valley, Ohio (See Note 10 and Note 12 to the consolidated financial statements).

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

  Other Commercial Commitments

        The following table presents our material commercial commitments as of December 31, 2015 for the following future periods:

	Total Amounts Committed	2016	2017-2018	2019-2020	2021 and After
	(in thousands)
Letters of Credit(1)	$23,444	$23,444	$—	$—	$—

Total	$23,444	$23,444	$—	$—	$—

(1)
The available balance under the revolving credit portion of our senior secured credit facility is reduced by outstanding letters of credit.

New Accounting Pronouncements

        In February 2016, the FASB issued its new lease accounting guidance. Under the new guidance, ASU 2016-02, Leases, lessor accounting is largely unchanged. The new lease guidance simplifies the accounting for sale and leaseback transactions primarily because lessees must recognize lease assets and lease liabilities. Under the new guidance, lessees will be required to recognize a lease liability, which is a lessor's obligation to make lease payments arising from a lease, measured on a discounted basis; and a right-of-use asset, which is an asset that represents the lessee's right to use, or control use of, a specified asset for the lease term for all leases (with the exception of short-term leases) at the adoption date. The new guidance is effective for fiscal years, and for interim periods within those fiscal years, ending after December 15, 2018. Early adoption is permitted for any interim or annual financial statements net yet issued. Lessees (for capital and operating leases) and lessors (for sales-type, direct financing and operating leases) must apply a modified retrospective approach for all leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. Management is currently assessing the impact the new lease guidance will have on the consolidated financial statements.

        In November 2015, the FASB issued guidance that requires entities to present deferred tax assets (DTAs) and deferred tax liabilities (DTLs) as noncurrent in a classified balance sheet. The amended guidance simplifies the current guidance, which requires entities to separately present DTAs and DTLs as current and noncurrent in a classified balance sheet. For public entities, the amendments are effective after December 15, 2016, and interim periods within those years with early adoption permitted for any interim or annual financial statements not yet issued. Entities are permitted to apply the amendment either prospectively or retrospectively. The Company early adopted FASB accounting standard ASU 2015-17 to simplify the presentation of deferred taxes. The Company is applying the amendment on a retrospective basis and, therefore, the December 31, 2014 balance sheet has been reclassified to reflect the change in accounting principle. This change in accounting principle decreased the current deferred tax assets and decreased noncurrent deferred tax liabilities on the consolidated balance sheet for the year ended December 31, 2014 by $40.3 million.

        In September 2015, the FASB issued ASU 2015-16, Business Combinations as part of its simplification initiative. Under previous guidance, when an acquirer identified an adjustment to provisional amounts during the measurement period, it was required to revise comparative information for prior periods, as if the accounting for the business combination had been completed as of the acquisition date. Under the new guidance, an acquirer must recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The effect resulting from the change to provisional amounts must be calculated as if the accounting had been completed as of the acquisition date and must be recorded in the reporting period in which the adjustment amounts are determined and not retrospectively. The guidance also requires disclosure on the face of the income statement or in the notes thereto, of the portion of the amount recorded in the current period that would have been recorded in previous reporting periods if the adjustment had been recognized as of the acquisition date. The new guidance is effective for fiscal years and for interim periods within those fiscal years after December 15, 2015. The ASU must be applied prospectively to adjustments to provisional amounts that occur after the effective date. Early adoption is permitted for financial statements that have not been issued. Management plans to implement this change in accounting principle in 2016 and does not anticipate a material impact from this new guidance.

        In August 2015, the FASB issued ASU 2015-15. Given the absence of authoritative guidance within ASU 2015-03 for debt issuance costs related to line-of-credit arrangements, the SEC staff would not object to an entity deferring and presenting debt issuance cost as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. This is only a clarification to the April 2015 ASU noted below, which we have early adopted in 2015.

        In April 2015, the FASB issued revised guidance to simplify the presentation of debt issuance costs in the balance sheet. The revised guidance requires debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with the existing presentation of debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by this revised guidance, and therefore there is no impact to the statement of income. The revised guidance is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption of this revised guidance is permitted for financial statements that have not been previously issued. An entity should apply the revised guidance on a retrospective basis, wherein the balance sheet of each individual period presented should be adjusted to reflect the period-specific effects of applying the revised guidance. The Company has elected to early adopt the revised guidance and as such debt issuance costs are now presented as a direct reduction of long-term debt on the Company's condensed consolidated balance sheets. See Note 4 for further information regarding debt issuance costs.

        In February 2015, the FASB issued ASU 2015-02 with new consolidation guidance which modifies the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. The main provisions of the new guidance include modifying the evaluation of whether limited partnerships and similar legal entities are VIEs or voting interest entities, the evaluation of fees paid to a decision maker or a service provider as a variable interest, and the effect of fee arrangements and related parties on the primary beneficiary determination, as well as provides a scope exception for certain investment funds. The new guidance is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted, including adoption in an interim period. A reporting entity may apply the new guidance using a modified retrospective approach by recording a cumulative-effect adjustment to equity as of the beginning of the fiscal year of adoption. A reporting entity also may apply the new guidance retrospectively. Management is in the process of assessing the impact of the new guidance on existing consolidation conclusions and equity method investments, but does not anticipate any change.

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

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The table below provides information at December 31, 2015 about our financial instruments that are sensitive to changes in interest rates. For debt obligations, the table presents notional amounts maturing during the year and the related weighted-average interest rates by maturity dates. Notional amounts are used to calculate the contractual payments to be exchanged by maturity date and the weighted-average interest rates are based on implied forward LIBOR rates at December 31, 2015.

	2016	2017	2018	2019	2020	Thereafter	Total	Fair Value 12/31/15
	(in thousands)
Long-term debt:
Fixed rate	$—	$—	$—	$—	$—	$300,000	$300,000	$291,000
Average interest rate						5.88%
Variable rate	$51,895	$68,360	$901,984	$2,500	$235,000	$—	$1,259,739	$1,251,975
Average interest rate(1)	3.28%	3.33%	1.80%	4.70%	4.14%	0.00%

(1)
Estimated rate, reflective of forward LIBOR plus the spread over LIBOR applicable to variable-rate borrowing.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

Board of Directors
Penn National Gaming, Inc. and Subsidiaries

        We have audited the accompanying consolidated balance sheets of Penn National Gaming, Inc. and Subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive loss, changes in shareholders' equity (deficit), and cash flows for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Penn National Gaming, Inc. and Subsidiaries at December 31, 2015 and 2014, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Penn National Gaming, Inc. and Subsidiaries' internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 15, 2016, expressed an adverse opinion thereon.

/s/ ERNST & YOUNG LLP

Philadelphia, Pennsylvania
March 15, 2016

Penn National Gaming, Inc. and Subsidiaries
Consolidated Balance Sheets
(in thousands, except share and per share data)

	December 31,
	2015	2014
Assets
Current assets
Cash and cash equivalents	$237,009	$208,673
Receivables, net of allowance for doubtful accounts of $2,428 and $2,004 at December 31, 2015 and 2014, respectively	45,186	41,618
Prepaid expenses	76,784	70,785
Other current assets	13,497	11,189

Total current assets	372,476	332,265

Property and equipment, net	2,980,068	2,669,732
Other assets
Investment in and advances to unconsolidated affiliates	168,149	179,551
Goodwill	911,942	874,184
Other intangible assets, net	391,442	419,453
Advances to the Jamul Tribe	197,722	62,048
Other assets	116,953	87,318

Total other assets	1,786,208	1,622,554

Total assets	$5,138,752	$4,624,551

Liabilities
Current liabilities
Current portion of financing obligation to GLPI	$50,548	$46,884
Current maturities of long-term debt	92,108	30,853
Accounts payable	72,816	43,136
Accrued expenses	93,666	133,092
Accrued interest	7,091	5,163
Accrued salaries and wages	98,671	84,034
Gaming, pari-mutuel, property, and other taxes	57,486	51,972
Insurance financing	3,125	13,680
Other current liabilities	82,263	75,773

Total current liabilities	557,774	484,587

Long-term liabilities
Long-term financing obligation to GLPI, net of current portion	3,514,080	3,564,629
Long-term debt, net of current maturities and debt issuance costs	1,618,851	1,210,577
Deferred income taxes	107,921	38,290
Noncurrent tax liabilities	—	7,035
Other noncurrent liabilities	18,169	27,447

Total long-term liabilities	5,259,021	4,847,978

Shareholders' equity (deficit)
Series B Preferred stock ($.01 par value, 1,000 shares authorized, 0 shares issued and outstanding at December 31, 2015 and 2014)	—	—
Series C Preferred stock ($.01 par value, 18,500 shares authorized, 8,624 shares issued and outstanding at December 31, 2015 and 2014)	—	—
Common stock ($.01 par value, 200,000,000 shares authorized, 83,056,668 and 81,329,210 shares issued and 80,889,275 and 79,161,817 shares outstanding at December 31, 2015 and 2014, respectively)	830	813
Treasury stock, at cost (2,167,393 shares held at December 31, 2015 and 2014)	(28,414)	(28,414)
Additional paid-in capital	988,686	956,146
Retained deficit	(1,634,591)	(1,635,277)
Accumulated other comprehensive loss	(4,554)	(1,282)

Total shareholders' equity (deficit)	(678,043)	(708,014)

Total liabilities and shareholders' equity (deficit)	$5,138,752	$4,624,551

See accompanying notes to the consolidated financial statements.

Penn National Gaming, Inc. and Subsidiaries
Consolidated Statements of Operations
(in thousands, except per share data)

Year ended December 31,	2015	2014	2013
Revenues
Gaming	$2,497,497	$2,297,175	$2,479,601
Food, beverage and other	485,534	432,021	450,568
Management service fee	10,314	11,650	13,176

Revenues	2,993,345	2,740,846	2,943,345
Less promotional allowances	(154,987)	(150,319)	(165,459)

Net revenues	2,838,358	2,590,527	2,777,886

Operating expenses
Gaming	1,271,679	1,146,159	1,247,515
Food, beverage and other	349,897	319,792	336,279
General and administrative	449,433	446,436	516,143
Depreciation and amortization	259,461	266,742	303,404
Impairment losses	40,042	159,884	798,305
Insurance recoveries, net of deductible charges	—	(5,674)	108

Total operating expenses	2,370,512	2,333,339	3,201,754

Income (loss) from operations	467,846	257,188	(423,868)

Other income (expenses)
Interest expense	(443,127)	(425,114)	(159,897)
Interest income	11,531	3,730	1,387
Income from unconsolidated affiliates	14,488	7,949	9,657
Loss on early extinguishment of debt	—	—	(61,660)
Other	5,872	2,944	8,004

Total other expenses	(411,236)	(410,491)	(202,509)

Income (loss) from continuing operations before income taxes	56,610	(153,303)	(626,377)
Income tax provision (benefit)	55,924	30,519	(33,580)

Net income (loss) from continuing operations	686	(183,822)	(592,797)

Income from discontinued operations, net of tax	—	—	11,545

Net income (loss)	$686	$(183,822)	$(581,252)

Earnings per common share—Basic:
Basic income (loss) from continuing operations	$0.01	$(2.34)	$(7.59)
Discontinued operations, net of tax	$—	$—	$0.15

Basic earnings (loss) per common share	$0.01	$(2.34)	$(7.44)

Earnings per share—Diluted:
Basic income (loss) from continuing operations	$0.01	$(2.34)	$(7.59)
Discontinued operations, net of tax	$—	$—	$0.15

Diluted earnings (loss) per share	$0.01	$(2.34)	$(7.44)

Weighted average basic shares outstanding	80,003	78,425	78,111
Weighted average diluted shares outstanding	90,904	78,425	78,111

See accompanying notes to the consolidated financial statements.

Penn National Gaming, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Loss
(in thousands)

Year ended December 31,	2015	2014	2013
Net income (loss)	$686	$(183,822)	$(581,252)
Other comprehensive loss, net of tax:
Foreign currency translation adjustment during the period	(3,272)	(1,665)	(1,245)
Change in fair value of corporate debt securities
Unrealized holding losses on corporate debt securities arising during the period	—	—	(98)
Less: Reclassification adjustments for gains included in net loss	—	—	(1,296)

Change in fair value of corporate debt securities, net	—	—	(1,394)

Other comprehensive loss	(3,272)	(1,665)	(2,639)

Comprehensive loss	$(2,586)	$(185,487)	$(583,891)

See accompanying notes to the consolidated financial statements.

Penn National Gaming, Inc. and Subsidiaries
Consolidated Statements of Changes in Shareholders' Equity (Deficit)
(in thousands, except share data)

	Preferred Stock		Common Stock					Accumulated Other Comprehensive (Loss) Income	Total Shareholders' Equity (Deficit)
					Treasury Stock	Additional Paid-In Capital	Retained (Deficit) Earnings
	Shares	Amount	Shares	Amount
Balance, December 31, 2012	12,275	$—	77,446,601	$774	$—	$1,451,960	$785,834	$3,022	$2,241,590
Repurchase of Preferred Stock	(6,498)	—	—	—	—	(649,518)	—	—	(649,518)
Exchange Series B Preferred Stock for Series C Preferred Stock	2,847	—	—	—	—	—	—	—	—
Share-based compensation arrangements, net of tax benefits of $10,771	—	—	2,509,185	25	—	85,090	—	—	85,115
Impact of stock exchange with Company's former CEO and related family trust, (See Note 2)	—	—	(2,167,393)	—	(28,414)	37,803	1,306	—	10,695
Impact of Spin-Off and financing obligation to Gaming and Leisure Properties, Inc. (See Note 2)	—	—	—	—	—	—	(1,654,843)	—	(1,654,843)
Change in fair value of corporate debt securities	—	—	—	—	—	—	—	(1,394)	(1,394)
Foreign currency translation adjustment	—	—	—	—	—	—	—	(1,245)	(1,245)
Net loss	—	—	—	—	—	—	(581,252)	—	(581,252)

Balance, December 31, 2013	8,624	—	77,788,393	799	(28,414)	925,335	(1,448,955)	383	(550,852)
Share-based compensation arrangements, net of tax benefits of $10,360	—	—	1,373,424	14	—	30,811	—	—	30,825
Impact of Spin-Off to Gaming and Leisure Properties, Inc., (See Note 2)	—	—	—	—	—	—	(2,500)	—	(2,500)
Foreign currency translation adjustment	—	—	—	—	—	—	—	(1,665)	(1,665)
Net loss	—	—	—	—	—	—	(183,822)	—	(183,822)

Balance, December 31, 2014	8,624	—	79,161,817	813	(28,414)	956,146	(1,635,277)	(1,282)	(708,014)
Share-based compensation arrangements, net of tax benefits of $14,826	—	—	1,727,458	17	—	32,540	—	—	32,557
Foreign currency translation adjustment	—	—	—	—	—	—	—	(3,272)	(3,272)
Net income	—	—	—	—	—	—	686	—	686

Balance, December 31, 2015	8,624	$—	80,889,275	$830	$(28,414)	$988,686	$(1,634,591)	$(4,554)	$(678,043)

See accompanying notes to the consolidated financial statements.

Penn National Gaming, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(in thousands)

Year ended December 31,	2015	2014	2013
Operating activities
Net income (loss)	$686	$(183,822)	$(581,252)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	259,461	266,742	315,297
Amortization of items charged to interest expense	6,599	6,040	8,112
Accretion of settlement values on long term obligations and change in contingent puchase price liability	(5,374)	689	5,024
Transaction cost for Carlino exchange	—	—	10,695
Loss on sale of fixed assets	1,286	738	3,652
Income from unconsolidated affiliates	(14,488)	(7,949)	(9,657)
Distributions from unconsolidated affiliates	28,150	23,000	21,500
Loss on early extinguishment of debt	—	—	26,782
Deferred income taxes	57,236	2,908	(137,396)
Charge for stock-based compensation	8,223	10,666	22,809
Impairment losses and write downs	40,042	163,184	798,305
Gain on investment in corporate debt securities	—	—	(1,516)
Gain on sale of Bullwhackers	—	—	(444)
Decrease (increase), net of businesses acquired
Accounts receivable	710	10,046	5,034
Prepaid expenses and other current assets	10,345	(13,305)	786
Other assets	4,363	141	(36,956)
Increase (decrease), net of businesses acquired
Accounts payable	2,113	2,028	(2,175)
Accrued expenses	7,243	(19,512)	(25,551)
Accrued interest	1,910	136	(15,030)
Accrued salaries and wages	8,454	(2,530)	(2,317)
Gaming, pari-mutuel, property and other taxes	3,933	(44)	(1,592)
Income taxes	(13,383)	5,193	35,713
Other current and noncurrent liabilities	(6,404)	9,923	10,950
Other noncurrent tax liabilities	(2,123)	(12,049)	2,994

Net cash provided by operating activities	398,982	262,223	453,767

Investing activities
Capital project expenditures, net of reimbursements	(136,548)	(144,707)	(119,051)
Capital maintenance expenditures	(62,692)	(83,438)	(80,862)
Advances to Jamul Tribe	(105,658)	(47,093)	(5,602)
Purchase of note from the previous developer of the Jamul project	(24,000)	—	—
Proceeds from sale of property and equipment	561	1,665	3,837
Proceeds from investment in corporate debt securities	—	—	6,870
Proceeds related to damaged property and equipment	—	—	2,203
Proceeds from sale of Bullwhackers, net of cash on hand	—	—	4,996
Investment in joint ventures	(2,555)	(1,285)	(675)
Decrease in cash in escrow	—	18,000	8,000
Acquisitions of gaming and other licenses	(50,605)	(76,596)	(1,603)
Acquisitions of businesses, net of cash acquired	(399,508)	(42,082)	1,530

Net cash used in investing activities	(781,005)	(375,536)	(180,357)

Financing activities
Proceeds from exercise of options	9,399	9,799	51,535
Repurchase of preferred stock	—	—	(649,518)
Cash contributed to GLPI in connection with Spin-Off	—	—	(240,202)
Principal payments on financing obligation with GLPI	(46,885)	(42,222)	(7,363)
Proceeds from issuance of long-term debt, net of issuance costs	562,076	104,935	4,745,790
Principal payments on long-term debt	(115,195)	(49,541)	(4,135,059)
Payments of other long-term obligations	(3,307)	(15,000)	(16,000)
Proceeds from insurance financing	4,720	28,888	19,233
Payments on insurance financing	(15,275)	(18,228)	(20,069)
Tax benefit from stock options exercised	14,826	10,360	10,771

Net cash provided by (used in) financing activities	410,359	28,991	(240,882)

Net increase (decrease) in cash and cash equivalents	28,336	(84,322)	32,528
Cash and cash equivalents at beginning of year	208,673	292,995	260,467

Cash and cash equivalents at end of year	$237,009	$208,673	$292,995

Supplemental disclosure
Interest expense paid, net of amounts capitalized	$434,175	$418,544	$167,157
Income taxes paid	$5,116	$23,185	$69,758

See accompanying notes to the consolidated financial statements.

        Non-cash transactions:    In January 2015, a repayment obligation for a hotel and event center near Hollywood Casino Lawrenceburg was assumed by a subsidiary of the Company, which was financed through a loan with the City of Lawrenceburg Department of Redevelopment. This non-cash transaction increased property and equipment, net and total debt by $15.3 million. See Note 10 for further detail.

        For the year ended December 31, 2014, the Company recognized an increase to the financing obligation and real property assets of $118.9 million related to the remaining real estate construction costs that were funded by Gaming and Leisure Properties, Inc. for the Hollywood Gaming at Dayton Raceway and Hollywood Gaming at Mahoning Valley Race Course facilities which opened in the third quarter of 2014. In addition during this same period, the Company recognized an increase to other intangible assets and debt of $150.0 million related to the relocation fees for Hollywood Gaming at Dayton Raceway and Hollywood Gaming at Mahoning (see Note 10). Lastly, the Company increased other intangible assets and accrued expenses for $50.0 million related to the unpaid gaming license fees for Hollywood Gaming at Dayton Raceway and Hollywood Gaming at Mahoning Valley Race Course. In conjunction with the purchase of Plainridge Racecourse in April 2014, the Company increased its acquired assets and other noncurrent liabilities by $18.5 million for the fair value of the contingent purchase price consideration at the time of acquisition. The remaining portion of the purchase price was paid in cash.

Penn National Gaming, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

1.     Business and Basis of Presentation

        Penn National Gaming, Inc. ("Penn") and together with its subsidiaries (collectively, the "Company") is a diversified, multi-jurisdictional owner and manager of gaming and racing facilities and video gaming terminal operations with a focus on slot machine entertainment. The Company was incorporated in Pennsylvania in 1982 as PNRC Corp. and adopted its current name in 1994, when the Company became a publicly traded company. In 1997, we began our transition from a pari-mutuel company to a diversified gaming company with the acquisition of the Charles Town property and the introduction of video lottery terminals in West Virginia. Since 1997, we have continued to expand our gaming operations through strategic acquisitions, greenfield projects, and property expansions. We, along with our joint venture partner, opened Hollywood Casino at Kansas Speedway on February 3, 2012. In Ohio, we have opened four new gaming properties over the last four years, including: Hollywood Casino Toledo on May 29, 2012, Hollywood Casino Columbus on October 8, 2012, Hollywood Gaming at Dayton Raceway on August 28, 2014, and Hollywood Gaming at Mahoning Valley Race Course on September 17, 2014. In addition, on November 2, 2012, we acquired Harrah's St Louis, which we subsequently rebranded as Hollywood Casino St Louis. On June 24, 2015, we opened Plainridge Park Casino an integrated racing and slots-only gaming facility in Plainville, Massachusetts. On August 25, 2015, we completed the acquisition of our first Las Vegas strip asset, Tropicana Hotel and Casino in Las Vegas, Nevada. On September 1, 2015 we completed our acquisition of Prairie State Gaming, one of the largest video gaming terminal route operators in Illinois. In addition, we are developing a Hollywood Casino branded gaming facility on the Jamul Indian Village near San Diego, California, which we will manage upon its anticipated opening in mid-2016.

        As of December 31, 2015, the Company owned, managed, or had ownership interests in twenty-seven facilities in the following seventeen jurisdictions: Florida, Illinois, Indiana, Kansas, Maine, Maryland, Massachusetts, Mississippi, Missouri, Nevada, New Jersey, New Mexico, Ohio, Pennsylvania, Texas, West Virginia, and Ontario. On July 30, 2014, the Company closed its facility in Sioux City, Iowa. In addition, Beulah Park and Raceway Park in Ohio were closed as the racetracks were relocated to Hollywood Gaming at Mahoning Valley Race Course and Hollywood Gaming at Dayton Raceway, respectively, both of which opened in the third quarter of 2014.

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

        On March 7, 2016, the Company filed with the SEC restated consolidated financial statements for the years ended December 31, 2014 and 2013, as well as for the interim periods ended March 31, 2015 and June 30, 2015, respectively. The restatement of the Company's audited financial statements primarily results from the Company's accounting for its November 1, 2013 spin-off of real estate assets to Gaming and Leisure Properties, Inc. ("GLPI") under the Master Lease Agreement, which had been previously recognized as a sale-leaseback. Upon further consideration, the Company did not meet all of the requirements for sale-leaseback accounting under Accounting Standards Codification ("ASC") 840, "Leases", and therefore the transaction should be accounted for as a financing transaction rather than a distribution of assets followed by an operating lease. Specifically, the lease contains provisions that would indicate that the Company has prohibited forms of continuing involvement in the leased property such that sale-leaseback accounting would not be permitted. As a result, the Company is precluded from derecognizing the real estate assets and is instead required to recognize a financing obligation for the minimum lease payments due under the Master Lease. The restated consolidated balance sheets therefore include an adjustment to property and equipment, net for the carrying value of the real property assets leased from GLPI of $2.04 billion at December 31, 2014, and additional liabilities of $3.61 billion at December 31, 2014, representing the present value of the future minimum lease payments due to GLPI under the Master Lease. Consequently, the restated consolidated statements of operations no longer report rent expense for the obligations under the Master Lease, but rather include interest expense associated with the financing obligation and depreciation expense related to the real estate assets, along with the periodic reduction of the financing obligation reflected in the consolidated balance sheets. The lease payment amounts previously recorded as rent expense were $421.4 million and $69.5 million for the years ended December 31, 2014 and 2013, respectively. The increases to interest expense and depreciation expense as a result of the restatement were $379.2 million and $89.8 million, respectively, for the year ended December 31, 2014, and $62.1 million and $14.8 million, respectively, for the year ended December 31, 2013.

        Additionally, this change in accounting treatment resulted in adjustments to the carrying values of the Company's reporting units as well as differences in the allocation of the GLPI financing obligation to the impacted reporting units, which changed each reporting unit's fair value. The resultant changes to the Company's previously recognized impairment charges are described below.

        As part of its restatement, the Company also identified certain other errors affecting the consolidated financial statements as of and for the years ended December 31, 2014 and 2013:

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

  •
  The Company concluded that the distribution of Hollywood Casino Perryville and Hollywood Casino Baton Rouge to GLPI should be presented as discontinued operations in accordance with Accounting Standards Codification ("ASC") 205-20, Discontinued Operations. Refer to note 21 for further details.

  •
  During 2014, the Company incurred a liability aggregating $150 million to State of Ohio in return for the right to locate its racing operations from Toledo, Ohio to Dayton, Ohio (Hollywood Gaming at Dayton Raceway) and from Grove City, Ohio to Austintown, Ohio (Hollywood Gaming at Mahoning Valley). The Company originally accounted for these costs as a cost of the real estate and was therefore amortizing them over the fifteen year base lease term of the Master Lease. The Company has now concluded that these costs should have been recognized as an additional cost incurred for obtaining the gaming licenses for these two properties. This resulted in a decrease to depreciation expense of $3.6 million for the year ended December 31, 2014.

  •
  The Company concluded that cash totaling $240.2 million that was distributed to GLPI in connection with the Spin-Off (see Note 2) should have been classified in the 2013 consolidated statement of cash flows as a cash outflow from financing activities rather than a cash outflow from investing activities.

  •
  The Company concluded that the Carlino exchange transaction should have been accounted for as a treasury stock transaction with the $10.7 million excess of the fair value of the consideration of the GLPI common stock exchanged at $39.1 million over the fair value of the treasury stock received of $28.4 million recorded as a transaction cost incurred in connection with the Spin-Off, which is included in general and administrative expenses.

  •
  The Company concluded that as a result of the failed spin-off leaseback accounting treatment which resulted in a significant increase to its net deferred tax assets, a valuation allowance should be recorded on the Company's net deferred tax assets given the significant negative evidence associated with being in or expecting to be in a three year cumulative pre-tax loss position and the insufficient objectively verifiable positive evidence to support the realization of the Company's deferred tax assets. As a result, a valuation allowance of $47.7 million and $90.3 million was recognized as a component of income tax provision (benefit) during the years ended December 31, 2014 and 2013, respectively.

  •
  The Company reclassified a contingent earn-out liability from long-term debt to other non-current liabilities which totaled $19.2 million at December 31, 2014. Additionally, changes in the fair value of this liability which totaled $0.7 million for the year ended December 31, 2014 were reclassified from interest expense to general and administrative expenses.

  •
  The Company corrected the classification of a corporate airplane lease that had previously been accounted for as an operating lease but upon review should have been accounted for as a capital lease. This resulted in an increase to net property and equipment of $7.0 million at December 31, 2014 as well as an increase to long term debt of $24.9 million at December 31, 2014. It also resulted in an increase to interest expense, with an offsetting decrease to general and administrative costs of $0.7 million for the years ended December 31, 2014, 2013, and 2012 as well as an increase to depreciation expense of $2.2 million for the years ended December 31, 2014, 2013, and 2012, respectively. This error also resulted in a reduction of the Company's retained earnings balance at December 31, 2011 of $7.9 million.

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

        In addition, on November 1, 2013, Penn entered into a Master Lease with GLPI in which it spun-off certain real property assets which was accounted for as a financing obligation (see Note 4 to the consolidated financial statements), and contributed the assets and liabilities of Hollywood Casino Baton Rouge and Hollywood Casino Perryville, which are referred to as the "TRS Properties." The assets and liabilities were contributed to GLPI based on their historical carrying values. The impact of the spin-off to stockholders' equity (deficit) is shown below. This amount excludes $2.0 billion of property and equipment, net that was not derecognized due to the failed spin-off-leaseback (in thousands):

Cash and cash equivalents	$240,202
Current deferred income tax assets	6,157
Other current assets	3,116
Property and equipment, net	115,731
Goodwill	75,521
Other intangible assets	9,577
Debt issuance costs	39,862
Other assets	36,378
Accounts payable and accrued expenses	(16,055)
Income taxes	(5,296)
Other current liabilities	(12,312)
Long-term debt	(2,350,000)
Long-term deferred income tax liabilities	(4,248)

Sub total	(1,861,367)
Adjustment for GLPI financing obligation	3,516,210

Net impact of Spin-Off	$1,654,843

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

        The Company incurred transaction costs of $0.9 million, and $39.5 million for the years ended December 31, 2014 and 2013, respectively, associated with the Spin-Off, which were included in general and administrative expenses within the consolidated statements of operations.

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

Concentration of Credit Risk

        Financial instruments that subject the Company to credit risk consist of cash and cash equivalents, and accounts receivable.

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

        Concentration of credit risk, with respect to casino receivables, is limited through the Company's credit evaluation process. The Company issues markers to approved casino customers only following credit checks and investigations of creditworthiness. Marker balances issued to approved casino customers were $4.7 million at December 31, 2015, compared to $4.9 million at December 31, 2014.

        The Company's receivables of $45.2 million and $41.6 million at December 31, 2015 and 2014, respectively, primarily consist of $5.2 million and $4.6 million, respectively, due from the West Virginia Lottery for gaming revenue settlements and capital reinvestment projects at Hollywood Casino at Charles Town Races, $5.4 million and $6.8 million, respectively, for reimbursement of expenses paid on behalf of Casino Rama, $5.1 million and $2.9 million, respectively, for racing settlements due from simulcasting at Hollywood Casino at Penn National Race Course, $3.2 million and $2.9 million, respectively, for reimbursement of payroll expenses paid on behalf of the Company's joint venture in Kansas, and markers issued to customers mentioned above.

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

        All construction costs funded by Penn considered to be an improvement to the real property assets financed with GLPI under the Master Lease are recorded as leasehold improvements. Leasehold improvements are depreciated over the shorter of the estimated useful life of the improvement or the related lease term.

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

Goodwill and Other Intangible Assets

        At December 31, 2015, the Company had $911.9 million in goodwill and $391.4 million in other intangible assets within its consolidated balance sheet, respectively, resulting from the Company's acquisition of other businesses and payment for gaming licenses. Two issues arise with respect to these assets that require significant management estimates and judgment: (i) the valuation in connection with the initial purchase price allocation; and (ii) the ongoing evaluation for impairment.

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

Debt Issuance Costs

        Debt issuance costs that are incurred by the Company in connection with the issuance of debt are deferred and amortized to interest expense using the effective interest method over the contractual term of the underlying indebtedness. These costs are classified as a direct reduction of long-term debt on the Company's consolidated balance sheets in accordance with guidance issued in April 2015 by the FASB to simplify the presentation of debt issuance costs in the balance sheet.

Other Comprehensive Income

        The Company accounts for comprehensive income in accordance with ASC 220, "Comprehensive Income," which establishes standards for the reporting and presentation of comprehensive income in the consolidated financial statements. The Company presents comprehensive income in two separate but consecutive statements. For the years ended December 31, 2015, 2014 and 2013, the only component of accumulated other comprehensive income was foreign currency translation adjustments.

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

        The amounts included in promotional allowances for the years ended December 31, 2015, 2014 and 2013 are as follows (in thousands):

Year ended December 31,	2015	2014	2013
Rooms	$34,708	$33,513	$36,132
Food and beverage	111,144	106,908	118,143
Other	9,135	9,898	11,184

Total promotional allowances	$154,987	$150,319	$165,459

        The estimated cost of providing such complimentary services for the years ended December 31, 2015, 2014 and 2013 are as follows (in thousands):

Year ended December 31,	2015	2014	2013
Rooms	$4,199	$3,664	$5,971
Food and beverage	44,012	44,325	48,431
Other	3,582	3,635	4,072

Total cost of complimentary services	$51,793	$51,624	$58,474

Player Loyalty Programs

        The Company has a nationwide branding initiative and loyalty program, called Marquee Rewards.

        Marquee Rewards allows customers to earn points that are redeemable for slot play and complementaries. Complimentaries are usually in the form of monetary discounts and other rewards which generally can only be redeemed at our restaurant, hotel, retail and spa facilities. These points expire on a monthly basis after six months of inactivity. Customers earn points for their play across the vast majority of the Company's casinos and can concurrently redeem them at our regional casinos.

        The Company's player loyalty liability recorded within accrued expenses on the consolidated balance sheets was $13.8 million and $13.1 million at December 31, 2015 and 2014, respectively. These liabilities are based on expected redemption rates and the estimated costs of the services or merchandise to be provided. These assumptions are periodically evaluated by comparing historical redemption experience and projected trends.

Gaming and Racing Taxes

        The Company is subject to gaming and pari-mutuel taxes based on gross gaming revenue and pari-mutuel revenue in the jurisdictions in which it operates. The Company primarily recognizes gaming and pari-mutuel tax expense based on the statutorily required percentage of revenue that is required to be paid to state and local jurisdictions in the states where or in which wagering occurs. In certain states in which the Company operates, gaming taxes are based on graduated rates. The Company records gaming tax expense at the Company's estimated effective gaming tax rate for the year, considering estimated taxable gaming revenue and the applicable rates. Such estimates are adjusted each interim period. If gaming tax rates change during the year, such changes are applied prospectively in the determination of gaming tax expense in future interim periods. Finally, the Company recognizes purse expense based on the statutorily required percentage of revenue that is required to be paid out in the form of purses to the winning owners of horse races run at the Company's racetracks in the period in which wagering occurs. For the years ended December 31, 2015, 2014 and 2013, these expenses, which are recorded primarily within gaming expense in the consolidated statements of operations, were $980.9 million, $886.7 million, and $964.6 million, respectively.

Payments related to the Master Lease

        As of December 31, 2015, the Company financed with GLPI real property assets associated with eighteen of the Company's gaming and related facilities used in the Company's operations.

        The payment structure under the Master Lease, which became effective November 1, 2013, includes a fixed component, a portion of which is subject to an annual escalator of up to 2% if certain coverage ratio thresholds are met, and a component that is based on the performance of the facilities, which is prospectively adjusted, subject to a floor of zero (i) every five years by an amount equal to 4% of the average change to net revenues of all facilities under the Master Lease (other than Hollywood Casino Columbus and Hollywood Casino Toledo) during the preceding five years, and (ii) monthly by an amount equal to 20% of the change in net revenues of Hollywood Casino Columbus and Hollywood Casino Toledo during the preceding month. In addition, with the openings of Hollywood Gaming at Dayton Raceway and Hollywood Gaming at Mahoning Valley Race Course in the third quarter of 2014, the Company's annual payments related to the Master Lease increased by approximately $19 million, which approximates ten percent of the real estate construction costs paid for by GLPI related to these facilities.

        In April 2014, an amendment to the Master Lease was entered into in order to revise certain provisions relating to the Sioux City property. In accordance with the amendment, upon the cessation of gaming operations at Argosy Casino Sioux City on July 30, 2014 due to the termination of its gaming license, the annual payment to GLPI was reduced by $6.2 million. Additionally, the Company finalized its calculation of the coverage ratio in accordance with the appropriate provisions of the Master Lease to determine if an annual base payment escalator is due. The calculation of the escalator resulted in an increase to the Company's annual payment of $5.0 million and $3.2 million starting on November 1, 2015 and 2014, respectively. The net impact of the two items above resulted in lower interest expense on the Company's financing obligation with GLPI.

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

        Total payments made to GLPI under the Master Lease were $437.0 million, $421.4 million and $69.5 million for the years ended December 31, 2015, 2014 and 2013, respectively.

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

        At December 31, 2015, 2014 and 2013, the Company had outstanding 8,624 shares of Series C Preferred Stock. The Company determined that the preferred stock qualified as a participating security as defined in ASC 260 since these securities participate in dividends with the Company's common stock. In accordance with ASC 260, a company is required to use the two-class method when computing EPS when a company has a security that qualifies as a "participating security." The two-class method is an earnings allocation formula that determines EPS for each class of common stock and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings. A participating security is included in the computation of basic EPS using the two-class method. Under the two-class method, basic EPS for the Company's common stock is computed by dividing net income applicable to common stock by the weighted-average common shares outstanding during the period. Diluted EPS for the Company's common stock is computed using the more dilutive of the two-class method or the if-converted method.

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

        The following table sets forth the allocation of net income for the year ended December 31, 2015 under the two class method:

Year ended December 31,	2015
(in thousands)
Net income	$686
Net income applicable to preferred stock	67

Net income applicable to common stock	$619

        The following table reconciles the weighted-average common shares outstanding used in the calculation of basic EPS to the weighted-average common shares outstanding used in the calculation of diluted EPS for the year ended December 31, 2015:

Year ended December 31,	2015
(in thousands)
Determination of shares:
Weighted-average common shares outstanding	80,003
Assumed conversion of dilutive employee stock-based awards	2,217
Assumed conversion of restricted stock	60

Diluted weighted-average common share outstanding before participating security	82,280
Assumed conversion of preferred stock	8,624

Diluted weighted-average common shares outstanding	90,904

        Options to purchase 1,635,929 shares, 6,633,622 shares and 7,316,713 shares were outstanding during the years ended December 31, 2015, 2014 and 2013, respectively, but were not included in the computation of diluted EPS because they were antidilutive.

        The following table presents the calculation of basic and diluted EPS for the Company's common stock for the year ended December 31, 2015 (in thousands, except per share data):

Year ended December 31,	2015
Calculation of basic EPS:
Net income applicable to common stock	$619
Weighted-average common shares outstanding	80,003
Basic EPS	$0.01
Calculation of diluted EPS using two class method:
Net income applicable to common stock	$619
Diluted weighted-average common shares outstanding before participating security	82,280
Diluted EPS	$0.01

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

        The following are the weighted-average assumptions used in the Black-Scholes option-pricing model for the years ended December 31, 2015, 2014 and 2013:

Year ended December 31,	2015	2014	2013
Risk-free interest rate	1.54%	1.68%	1.08%
Expected volatility	36.68%	44.80%	46.27%
Dividend yield	—	—	—
Weighted-average expected life (years)	5.45	5.45	6.57

        See Note 15 for a discussion on the impact of the Spin-Off on the Company's stock-based equity awards.

Segment Information

        The Company's Chief Executive Officer and President, who is the Company's Chief Operating Decision Maker ("CODM") as that term is defined in ASC 280, "Segment Reporting" ("ASC 280"), measures and assesses the Company's business performance based on regional operations of various properties grouped together based primarily on their geographic locations. In January 2014, the Company named Jay Snowden as its Chief Operating Officer and the Company decided in connection with this announcement to re-align its reporting structure. Since January 2014, the Company's reportable segments are: (i) East/Midwest, (ii) West, and (iii) Southern Plains.

        The East/Midwest reportable segment consists of the following properties: Hollywood Casino at Charles Town Races, Hollywood Casino Bangor, Hollywood Casino at Penn National Race Course, Hollywood Casino Lawrenceburg, Hollywood Casino Toledo, Hollywood Casino Columbus, Hollywood Gaming at Dayton Raceway, which opened on August 28, 2014, Hollywood Gaming at Mahoning Valley Race Course, which opened on September 17, 2014, and Plainridge Park Casino, which opened on June 24, 2015. It also includes the Company's Casino Rama management service contract. It also previously included Hollywood Casino Perryville which was contributed to GLPI on November 1, 2013 and is reported as discontinued operations.

        The West reportable segment consists of the following properties: Zia Park Casino, M Resort, and Tropicana Las Vegas, which was acquired on August 25, 2015, as well as the Hollywood Casino Jamul—San Diego project with the Jamul Indian Village, which the Company anticipates completing in mid-2016.

        The Southern Plains reportable segment consists of the following properties: Hollywood Casino Aurora, Hollywood Casino Joliet, Argosy Casino Alton, Argosy Casino Riverside, Hollywood Casino Tunica, Hollywood Casino Gulf Coast, Boomtown Biloxi, Hollywood Casino St. Louis, and Prairie State Gaming, which the Company acquired on September 1, 2015, and includes the Company's 50% investment in Kansas Entertainment, LLC ("Kansas Entertainment"), which owns the Hollywood Casino at Kansas Speedway. This segment previously included Argosy Casino Sioux City, which closed on July 30, 2014 and Hollywood Casino Baton Rouge, which was contributed to GLPI on November 1, 2013 and is reported as discontinued operations.

        The Other category consists of the Company's standalone racing operations, namely Rosecroft Raceway, Sanford-Orlando Kennel Club, and the Company's joint venture interests in Sam Houston Race Park, Valley Race Park, and Freehold Raceway. It also previously included the Company's Bullwhackers property, which was sold in July 2013. If the Company is successful in obtaining gaming operations at these locations, they would be assigned to one of the Company's regional executives and reported in their respective reportable segment. The Other category also includes the Company's corporate overhead operations, which does not meet the definition of an operating segment under ASC 280 and Penn Interactive Ventures, LLC, the Company's wholly-owned subsidiary which represents its social online gaming initiatives and would meet the definition of an operating segment under ASC 280, but is currently immaterial to the Company's operations.

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

Certain Risks and Uncertainties

        The Company faces intense gaming competition in most of the markets where its properties operate. Various states are currently considering or implementing legislation to legalize or expand gaming. Such legislation presents potential opportunities for the Company to establish new properties; however, this also presents potential competitive threats to the Company's existing properties. For example, the Company's two facilities—one in Charles Town, West Virginia and one in Grantville, Pennsylvania—that each generated approximately 10% or more of our net revenues will face or have faced new sources of significant competition in the near term. Namely, Hollywood Casino at Charles Town Races and, to a lesser extent, Hollywood Casino at Penn National Race Course faced increased competition from the Baltimore, Maryland market, which includes Maryland Live! and Horseshoe Casino Baltimore, which opened at the end of August 2014. Additionally, a fourth quarter 2016 opening of a casino operated by MGM in Prince George's County, Maryland will also negatively impact the operations at Hollywood Casino at Charles Town Races.

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

5.     New Accounting Pronouncements

        In February 2016, the FASB issued its new lease accounting guidance. Under the new guidance, ASU 2016-02, Leases, lessor accounting is largely unchanged. The new lease guidance simplifies the accounting for sale and leaseback transactions primarily because lessees must recognize lease assets and lease liabilities. Under the new guidance, lessees will be required to recognize a lease liability, which is a lessor's obligation to make lease payments arising from a lease, measured on a discounted basis; and a right-of-use asset, which is an asset that represents the lessee's right to use, or control use of, a specified asset for the lease term for all leases (with the exception of short-term leases) at the adoption date. The new guidance is effective for fiscal years, and for interim periods within those fiscal years, ending after December 15, 2018. Early adoption is permitted for any interim or annual financial statements net yet issued. Lessees (for capital and operating leases) and lessors (for sales-type, direct financing and operating leases) must apply a modified retrospective approach for all leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. Management is currently assessing the impact the new lease guidance will have on the consolidated financial statements.

        In November 2015, the FASB issued guidance that requires entities to present deferred tax assets (DTAs) and deferred tax liabilities (DTLs) as noncurrent in a classified balance sheet. The amended guidance simplifies the current guidance, which requires entities to separately present DTAs and DTLs as current and noncurrent in a classified balance sheet. For public entities, the amendments are effective after December 15, 2016, and interim periods within those years with early adoption permitted for any interim or annual financial statements not yet issued. Entities are permitted to apply the amendment either prospectively or retrospectively. The Company early adopted FASB accounting standard ASU 2015-17 to simplify the presentation of deferred taxes. The Company is applying the amendment on a retrospective basis and, therefore, the December 31, 2014 balance sheet has been reclassified to refect the change in accounting principle. This change in accounting principle decreased the current deferred tax assets and decreased noncurrent deferred tax liabilities on the consolidated balance sheet for the year ended December 31, 2014 by $40.3 million.

        In September 2015, the FASB issued ASU 2015-16, Business Combinations as part of its simplification initiative. Under previous guidance, when an acquirer identified an adjustment to provisional amounts during the measurement period, it was required to revise comparative information for prior periods, as if the accounting for the business combination had been completed as of the acquisition date. Under the new guidance, an acquirer must recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The effect resulting from the change to provisional amounts must be calculated as if the accounting had been completed as of the acquisition date and must be recorded in the reporting period in which the adjustment amounts are determined and not retrospectively. The guidance also requires disclosure on the face of the income statement or in the notes thereto, of the portion of the amount recorded in the current period that would have been recorded in previous reporting periods if the adjustment had been recognized as of the acquisition date. The new guidance is effective for fiscal years and for interim periods within those fiscal years after December 15, 2015. The ASU must be applied prospectively to adjustments to provisional amounts that occur after the effective date. Early adoption is permitted for financial statements that have not been issued. Management plans to implement this change in accounting principle in 2016 and does not anticipate a material impact from this new guidance.

        In August 2015, the FASB issued ASU 2015-15. Given the absence of authoritative guidance within ASU 2015-03 for debt issuance costs related to line-of-credit arrangements, the SEC staff would not object to an entity deferring and presenting debt issuance cost as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. This is only a clarification to the April 2015 ASU noted below, which we have early adopted in 2015.

        In April 2015, the FASB issued revised guidance to simplify the presentation of debt issuance costs in the balance sheet. The revised guidance requires debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with the existing presentation of debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by this revised guidance, and therefore there is no impact to the statement of income. The revised guidance is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption of this revised guidance is permitted for financial statements that have not been previously issued. An entity should apply the revised guidance on a retrospective basis, wherein the balance sheet of each individual period presented should be adjusted to reflect the period-specific effects of applying the revised guidance. The Company has elected to early adopt the revised guidance and as such debt issuance costs are now presented as a direct reduction of long-term debt on the Company's consolidated balance sheets. See Note 4 for further information regarding debt issuance costs.

        In February 2015, the FASB issued new consolidation guidance to modify the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. The main provisions of the new guidance include modifying the evaluation of whether limited partnerships and similar legal entities are VIEs or voting interest entities, the evaluation of fees paid to a decision maker or a service provider as a variable interest, and the effect of fee arrangements and related parties on the primary beneficiary determination, as well as provides a scope exception for certain investment funds. The new guidance is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted, including adoption in an interim period. A reporting entity may apply the new guidance using a modified retrospective approach by recording a cumulative-effect adjustment to equity as of the beginning of the fiscal year of adoption. A reporting entity also may apply the new guidance retrospectively. Management is in the process of assessing the impact of the new guidance on existing consolidation conclusions and equity method investments.

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

6.     Acquisitions and Other Recent Business Ventures

Tropicana Las Vegas

        On August 25, 2015, the Company acquired 100% of Tropicana Las Vegas Hotel and Casino in Las Vegas, Nevada from Trilliant Gaming Nevada, Inc. for the purchase price of $357.7 million. The purchase price for this cash transaction was funded by revolving commitments under the Company's existing senior secured credit facility and approximately $280 million of incremental commitments under an amended senior secured credit facility. The preliminary purchase price allocation resulted in an increase to property and equipment, net, current assets, goodwill, other assets, current liabilities and other liabilities, of $365.5 million, $16.0 million, $14.8 million, $4.6 million, $25.8 million, and $17.4 million, respectively based on their estimated fair values at August 25, 2015. The results of the Tropicana Las Vegas facility have been included in the Company's consolidated financial statements since the acquisition date.

        Tropicana Las Vegas, located on the strip in Las Vegas, Nevada, is situated on a 35-acre land parcel at the corner of Tropicana Boulevard and Las Vegas Boulevard. The resort features 1,183,984 of property square footage with 775 slot machines and 36 table games. Tropicana Las Vegas offers 1,470 guest rooms, a sports book, three full services restaurants, a food court, a 1,200-seat performance theater, a 300-seat comedy club, over 100,000 square feet of exhibition and meeting space, and a five-acre tropical beach event area and spa. We believe this acquisition fulfills our strategic objective of obtaining a presence on the Las Vegas Strip.

Prairie State Gaming

        On September 1, 2015, the Company acquired 100% of Prairie State Gaming ("PSG") from The Robert H. Miller Trust and Illinois Funding, LLC in an all cash transaction. The transaction was funded by revolving commitments under the Company's amended senior secured credit facility. The results of Prairie State Gaming have been included in the Company's consolidated financial statements since the acquisition date. The Company recorded $22.9 million and $15.7 million in goodwill and other intangible assets, respectively, from this transaction.

        PSG is one of the largest slot-route operators in Illinois with operations including more than 1,100 video gaming terminals across a network of 270 bar and retail gaming establishments throughout Illinois. We intend to leverage our gaming experience, relationships, and purchasing power to improve PSG's performance and expand its network.

        The unaudited pro forma financial information for the periods set forth below gives effect to the two acquisitions described above as if they had occurred as of January 1, 2014. This incorporates the impacts on depreciation and amortization expense resulting from the Company's purchase accounting adjustments to the acquired assets and liabilities. The pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had the acquisitions been consummated as of that time ($ in thousands):

Pro Forma Financial Information (Unaudited)

Year ended December 31,	2015	2014
Net Revenues	$177,806	$172,800
Loss from continuing operations	(5,092)	(13,079)

        The acquisitions of Tropicana Las Vegas Hotel and Casino and PSG resulted in an increase to the Company's reported net revenues of $57.3 million and a decrease of $3.0 million to income from continuing operations for the year ended December 31, 2015. Additionally, prior to the acquisition dates, the Company incurred transaction costs of $1.9 million, which were reported in general and administrative expenses for the year ended December 31, 2015.

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

        The Company is accounting for the development agreement and related loan commitment letter with the Tribe as a loan (the "Senior Loans") with accrued interest in accordance with ASC 310, "Receivables." The Senior Loans represent advances made by the Company to the Tribe for the development and construction of a gaming facility for the Tribe on reservation land. As such, the Tribe will own the casino and its related assets and liabilities. San Diego Gaming Ventures, LLC (a wholly-owned subsidiary of the Company) is a separate legal entity established to account for the Senior Loans and, upon completion of the project and subsequent commencement of gaming operations on the Property, will be the Penn entity which receives management and licensing fees from the Tribe. The Company's Senior Loans with the Tribe totaled $197.7 million and $62.0 million, which includes accrued interest of $13.9 million, and $3.3 million, at December 31, 2015 and 2014, respectively. Collectability of the Senior Loans will be derived from the revenues of the casino operations once the project is completed. Based on the Company's current progress with this project, the Company believes collectability of the Senior Loans is highly certain. However, in the event that the Company's internal projections related to the profitability of this project and/or the timing of the opening are inaccurate, the Company may be required to record a reserve related to the collectability of the Senior Loans.

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

        Additionally, in December 2015, the Company entered into an agreement to purchase a $60 million subordinated promissory note from the previous developer of the Jamul Indian Village project for $24 million (the "Loans"). Interest on the Loans, as of the effective date and at all times thereafter until the Senior Loans have been paid in full, shall accrue as follows: as of the effective date, no interest shall accrue initially; at the opening date, interest shall accrue at a simple fixed rate of 4.25% per annum. The Loans are subordinated to the Senior Loans, and payments on the Loans may only be made after all necessary payments are made on the Senior Loans subject to certain limitations. The Company recorded the Loans at its acquisition price of $24 million, which was considered to be its fair value. The Company has concluded that the $24 million carrying value, which is recorded within other assets on the consolidated balance sheets, represents the expected cash flows to be received from the loan as of December 31, 2015. The Company will evaluate the collectability of the Loans in subsequent interim periods, with increases in expected cash flows being recognized prospectively through yield adjustments and decreases in expected future cash flows being recognized immediately as an impairment of the carrying value.

Plainridge Racecourse Acquisition

        In September 2013, the Company entered into an option and purchase agreement to purchase Plainridge Racecourse in Massachusetts with the sellers having no involvement in the business or operations from that date forward. The Company subsequently began to operate Plainridge Racecourse effective January 1, 2014 pursuant to a temporary operations agreement. On February 28, 2014, the Massachusetts Gaming Commission awarded the Company a Category Two slots-only gaming license, and in early March 2014, the Company exercised its option to purchase Plainridge Racecourse. This acquisition reflects the continuing efforts of the Company to expand its gaming operations through the development of new gaming properties. The fixed portion of the purchase price was paid on April 11, 2014. The option and purchase agreement also contained contingent purchase price consideration that is calculated based on the actual earnings of the gaming operations over the first ten years of operations. The first payment will be made 60 days after the completion of the first four full fiscal quarters of operation, and every year for nine years after the first payment. The fair value of this liability was determined to be $13.8 million and $19.2 million at December 31, 2015 and 2014, respectively, based on an income approach from the Company's internal earning projections and was discounted at a rate consistent with the risk a third party market participant would require holding the identical instrument as an asset. This liability is included in other current and other non-current liabilities on the consolidated balance sheet. At each reporting period, the Company assesses the fair value of this obligation and changes in its value are recorded in earnings. The amount included in general and administrative expense related to the change in fair value of this obligation was a credit of $5.4 million and a charge of $0.7 million for the years ended December 31, 2015 and 2014, respectively. The purchase price allocation resulted in an increase in land and buildings of $57.9 million and $3.0 million of goodwill.

        Plainridge Park Casino, which opened on June 24, 2015, is located 20 miles southwest of the Boston beltway just off interstate 95 in Plainville, Massachusetts. Plainridge Park Casino features 196,473 of property square footage with 1,250 gaming devices. Plainridge Park Casino offers various restaurants, bars, 1,620 structured and surface parking spaces, and other amenities. Plainridge Park

Casino also includes a 5/8-mile live harness racing facilitiy with approximate 55,000 square foot, two story clubhouse for simulcast operations and live racing viewing.

7.     Investment In and Advances to Unconsolidated Affiliates

        As of December 31, 2015, investment in and advances to unconsolidated affiliates primarily included the Company's 50% investment in Kansas Entertainment, which is a joint venture with International Speedway Corporation ("International Speedway"), its 50% interest in Freehold Raceway, and its 50% joint venture with MAXXAM, Inc. ("MAXXAM") that owns and operates racetracks in Texas. These investments are more fully described below.

Kansas Joint Venture

        The Company has a 50% investment in Kansas Entertainment, which owns the Hollywood Casino at Kansas Speedway. Hollywood Casino at Kansas Speedway is a Hollywood-themed facility which features 244,791 of property square footage with 2,000 slot machines, 40 table games and 12 poker tables, a 1,253 space parking structure, as well as a variety of dining and entertainment facilities. As of December 31, 2015 and 2014, the Company's investment balance was $103.6 million and $115.5 million, respectively. During the years ended December 31, 2015, 2014 and 2013, the Company received distributions from Kansas Entertainment totaling $27.2 million, $23.0 million and $21.5 million, respectively, which the Company deemed to be returns on its investment based on the source of those cash flows from the normal business operations of Kansas Entertainment.

        The Company determined that Kansas Entertainment qualified as a VIE at December 31, 2015 and 2014. The Company did not consolidate its investment in Kansas Entertainment at, and for the years ended December 31, 2015 and 2014, as the Company determined that it did not qualify as the primary beneficiary of Kansas Entertainment at, and for the years ended December 31, 2015 and 2014, primarily as it did not have the ability to direct the activities of Kansas Entertainment that most significantly impacted Kansas Entertainment's economic performance without the input of International Speedway. In addition, the Company determined that International Speedway had substantive participating rights in Kansas Entertainment at, and for the years ended December 31, 2015 and 2014.

Texas Joint Venture

        The Company has a 50% interest in a joint venture with MAXXAM, which owns and operates the Sam Houston Race Park in Houston, Texas and the Valley Race Park in Harlingen, Texas, and holds a license for a planned racetrack in Laredo, Texas. Sam Houston Race Park hosts thoroughbred and quarter horse racing and offers daily simulcast operations, and Valley Race Park features dog racing and simulcasting.

        The Company determined that the Texas joint venture did not qualify as a VIE at December 31, 2015 and 2014. Using the guidance for entities that are not VIEs, the Company determined that it did not have a controlling financial interest in the joint venture at, and for the years ended December 31, 2015 and 2014, primarily as it did not have the ability to direct the activities of the joint venture that most significantly impacted the joint venture's economic performance without the input of MAXXAM. Therefore, the Company did not consolidate its investment in the joint venture at, and for the years ended December 31, 2015 and 2014.

New Jersey Joint Venture

        Through its joint venture with Greenwood Limited Jersey, Inc. ("Greenwood"), the Company owns 50% of Freehold Raceway, located in Freehold, New Jersey. The property features a half-mile standardbred race track and a grandstand.

        The Company determined that the New Jersey joint venture did not qualify as a VIE at December 31, 2015 and 2014. Using the guidance for entities that are not VIEs, the Company determined that it did not have a controlling financial interest in the joint venture at, and for the years ended December 31, 2015 and 2014, primarily as it did not have the ability to direct the activities of the joint venture that most significantly impacted the joint venture's economic performance without the input of Greenwood. Therefore, the Company did not consolidate its investment in the joint venture at, and for the years ended December 31, 2015 and 2014.

8.     Property and Equipment

        Property and equipment, net, consists of the following:

December 31,	2015	2014
	(in thousands)
Property and equipment—non-leased
Land and improvements	$288,910	$42,350
Building and improvements	396,497	173,043
Furniture, fixtures and equipment	1,303,153	1,213,143
Leasehold improvements	129,012	120,984
Construction in progress	9,175	69,367

	2,126,747	1,618,887
Less Accumulated depreciation	(1,093,115)	(988,490)

	1,033,632	630,397

Property and equipment—leased
Land and improvements	382,246	382,702
Building and improvements	2,219,018	2,219,018

	2,601,264	2,601,720
Less accumulated depreciation	(654,828)	(562,385)

	1,946,436	2,039,335

Property and equipment, net	$2,980,068	$2,669,732

        During the year ended December 31, 2015, total property and equipment, net increased by $310.3 million primarily due to the acquisitions of Tropicana Las Vegas Hotel and Casino and Prairie State Gaming on August 25, 2015 and September 1, 2015, respectively and construction costs for the development of Plainridge Park Casino as well as normal capital maintenance expenditures, all of which were partially offset by the reclassification of the assets at Rosecroft Raceway facility as assets held for sale as of December 31, 2015, the disposal of certain assets at our Charles Town and Joliet properties, and depreciation expense for the twelve months ended December 31, 2015.

        Depreciation expense, for property and equipment as well as capital leases, totaled $258.9 million, $255.4 million, and $287.3 million in 2015, 2014 and 2013. Depreciation expense on the Master Lease assets was $92.4 million, $89.8 million and $14.8 million for the years ended December 31, 2015, 2014, and 2013 respectively. Interest capitalized in connection with major construction projects was $1.8 million, $0.9 million, and $1.4 million in 2015, 2014 and 2013, respectively.

        During the year ended December 31, 2015, the Company recorded no long-lived asset impairment charges. During the second quarter of 2014, the Company recorded a long-lived asset impairment charge of $4.6 million to write-down certain idle assets to their estimated salvage value. During the fourth quarter of 2013, in connection with the relocation of the Company's two racetracks in Ohio, the Company recorded a long-lived asset impairment charge of $2.2 million for the parcels of land that the racetracks resided on.

9.     Goodwill and Other Intangible Assets

        Goodwill consists mainly from the acquisitions of Boomtown Biloxi in August 2000, Hollywood Casino Corporation in March 2003, Argosy Gaming Company in October 2005, Zia Park Casino in April 2007, Hollywood Casino St. Louis in November 2012, Tropicana Las Vegas in August 2015, and Prairie State Gaming in September 2015. A reconciliation of goodwill and accumulated goodwill impairment losses is as follows (in thousands):

Balance at December 31, 2013:
Goodwill	$2,134,697
Accumulated goodwill impairment losses	(1,182,744)

Goodwill, net	$951,953

Goodwill acquired	3,052
Goodwill impairment losses	(80,821)

Balance at December 31, 2014:
Goodwill	$2,137,749
Accumulated goodwill impairment losses	(1,263,565)

Goodwill, net	$874,184

Goodwill acquired	37,758

Balance at December 31, 2015:
Goodwill	$2,175,507
Accumulated goodwill impairment losses	(1,263,565)

Goodwill, net	$911,942

        Indefinite-life intangible assets consist mainly of gaming licenses. The table below presents the gross carrying value, accumulated amortization, and net book value of each major class of other intangible assets at December 31, 2015 and 2014:

	December 31, 2015			December 31, 2014
	(in thousands)
	Gross Carrying Value	Accumulated Amortization	Net Book Value	Gross Carrying Value	Accumulated Amortization	Net Book Value
Indefinite-life intangible assets	$375,405	$—	$375,405	$418,991	$—	$418,991
Argosy Casino Sioux City gaming license	20,949	20,949	—	20,949	20,949	—
Other intangible assets	72,223	56,186	16,037	56,126	55,664	462

Total	$468,577	$77,135	$391,442	$496,066	$76,613	$419,453

        Total other intangible assets decreased by $28.0 million for the year ended December 31, 2015 primarily due to impairment charges discussed below and amortization for the year ended December 31, 2015 partially offset by $15.7 million of customer relationship intangibles amortizing over ten years related to the acquisition of Prairie State Gaming on September 1, 2015.

        In June 2013, the Company finalized the terms of its memorandum of understanding with the State of Ohio, which included an agreement by the Company to pay a relocation fee in return for being able to relocate its existing racetracks in Toledo and Grove City to Dayton and Austintown, respectively. Upon opening of these facilities in 2014, the relocation fee for each new racino was recorded at the present value of the contractual obligation, which was calculated to be $75 million based on the 5% discount rate included in the agreement (See Note 10 for further details on the obligation). In addition, the gaming license fee of $50 million for each Ohio racino has been paid ($25 million for each facility in 2014, and $25 million for each facility in 2015).

        For the year ended December 31, 2015, the Company recorded other intangible assets impairment charges of $40.0 million, as of the valuation date of October 1, 2015, related to the write-off of our Plainridge Park Casino gaming license and a partial write-down of the gaming license at Hollywood Gaming at Dayton Raceway due to a reduction in the long term earnings forecast at both of these locations.

        For the year ended December 31, 2014, the Company recorded goodwill and other intangible assets impairment charges of $80.8 million and $74.5 million, respectively, as of valuation date of October 1, 2014 (the date of its annual impairment test), as it determined that a portion of the value of its goodwill and other intangible assets was impaired due to the Company's outlook of continued challenging regional gaming conditions at certain properties which persisted in 2014 in its Southern Plains segment, as well as for the write off of a trademark intangible asset in the West segment.

        For the year ended December 31, 2013, the Company recorded goodwill and other intangible assets impairment charges of $249.3 million and $311.0 million, respectively, as of valuation date of October 1, 2013 (the date of its annual impairment test), and $30.9 million and $133.1 million, respectively, as of valuation date of November 1, 2013 (the Spin Off date), as it determined that portions of the value of its goodwill and other intangible assets were impaired. Subsequent to the Spin Off, the Company is responsible monthly for a single significant financing payment to GLPI under the Master Lease. For impairment valuation purposes, the Company allocates the financing payment to its reporting units that utilize property that is subject to the Master Lease.

        Additionally, as a result of a new gaming license being awarded for the development of a new casino in Sioux City, Iowa to another applicant in April 2013, the Company recorded a goodwill and other intangible asset impairment charge of $68.7 million and $3.1 million, respectively, for Argosy Casino Sioux City during the year ended December 31, 2013, as the Company determined that the fair value of its Sioux City reporting unit was less than its carrying amount based on the Company's analysis of the estimated future expected cash flows the Company anticipated receiving from the operations of the Sioux City facility. Furthermore, the remaining gaming license for Argosy Casino Sioux City of $20.9 million at time of the impairment was accounted for as a definite lived intangible asset and was amortized on a straight line basis through June 2014, the opening date of the new facility.

        The Company's intangible asset amortization expense was $0.5 million, $11.4 million, and $16.1 million for the years ended December 31, 2015, 2014 and 2013, respectively.

        The following table presents expected intangible asset amortization expense based on existing intangible assets at December 31, 2015 (in thousands):

2016	$1,755
2017	1,685
2018	1,673
2019	1,673
2020	1,673
Thereafter	7,578

Total	$16,037

        The Company's remaining goodwill and other intangible assets by reporting unit at December 31, 2015 is shown below (in thousands):

Reporting Unit	Goodwill	Other Intangible Assets
Hollywood Casino St. Louis	$205,783	$58,418
Hollywood Casino Aurora	207,207	—
Argosy Casino Riverside	154,332	4,964
Zia Park Casino	142,359	—
Hollywood Gaming at Dayton Raceway	15,339	110,436
Hollywood Gaming at Mahoning Valley Race Course	—	125,000
Hollywood Casino at Penn National Race Course	1,497	67,607
Hollywood Casino Lawrenceburg	63,189	—
Hollywood Casino Tunica	44,042	—
Praire State Gaming	22,937	15,151
Boomtown Biloxi	22,365	—
Argosy Casino Alton	9,863	8,285
Tropicana Las Vegas	14,821	—
Others	8,208	1,581

Total	$911,942	$391,442

10.   Long-term Debt

        Long-term debt, net of current maturities, is as follows:

December 31,	2015	2014
	(in thousands)
Senior secured credit facility	$1,259,740	$807,500
$300 million 5.875% senior unsecured notes due November 1, 2021	300,000	300,000
Other long-term obligations	146,992	135,000
Capital leases	28,466	25,137

	1,735,198	1,267,637
Less current maturities of long-term debt	(92,108)	(30,853)
Less net discounts	(686)	(1,056)
Less debt issuance costs, net of accumulated amortization of $13.3 million and $6.8 million, respectively	(23,553)	(25,151)

	$1,618,851	$1,210,577

        The following is a schedule of future minimum repayments of long-term debt as of December 31, 2015 (in thousands):

2016	$91,998
2017	83,926
2018	916,889
2019	18,021
2020	251,213
Thereafter	373,151

Total minimum payments	$1,735,198

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

        The Company's senior secured credit facility had a gross outstanding balance of $1,259.7 million at December 31, 2015, consisting of a $592.7 million Term Loan A facility, a $245.0 million Term Loan B facility, and $422.0 million outstanding on the revolving credit facility. This compares with a $807.5 million gross outstanding balance at December 31, 2014 which consisted of a $475 million Term Loan A facility, a $247.5 million Term Loan B facility and $85.0 million outstanding on the revolving credit facility. Additionally, at December 31, 2015 and 2014, the Company was contingently obligated under letters of credit issued pursuant to the senior secured credit facility with face amounts aggregating $23.4 million and $23.0 million, respectively, resulting in $187.7 million and $392.0 million of available borrowing capacity as of December 31, 2015 and 2014, respectively, under the revolving credit facility.

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

Other Long-Term Obligations

        Other long term obligations at December 31, 2015 and 2014 of $147.0 million and $135.0 million, respectively, included $131.7 million and $135.0 million, respectively, related to the relocation fees for Hollywood Gaming at Dayton Raceway and Hollywood Gaming at Mahoning Valley Race Course and $15.3 million related to the repayment obligation of a hotel and event center located near Hollywood Casino Lawrenceburg at December 31, 2015; all of which are more fully described below.

Ohio Relocation Fees

        In June 2013, the Company finalized the terms of its memorandum of understanding with the State of Ohio, which included an agreement by the Company to pay a relocation fee in return for being able to relocate its existing racetracks in Toledo and Grove City to Dayton and Mahoning Valley, respectively. Upon opening of these two racinos in Ohio in the third quarter of 2014, the relocation fee for each new racino was recorded at the present value of the contractual obligation, which was calculated to be $75 million based on the 5% discount rate included in the agreement. The relocation fee for each facility is payable as follows: $7.5 million upon the opening of the facility and eighteen semi-annual payments of $4.8 million beginning one year from the commencement of operations. This obligation is accreted to interest expense at an effective yield of 5.0%. The amount included in interest expense related to this obligation was $6.7 million and $2.1 million for the year ended December 31, 2015 and 2014, respectively.

Event Center

        The City of Lawrenceburg Department of Redevelopment recently completed construction of a hotel and event center located less than a mile away from Hollywood Casino Lawrenceburg. Effective in mid-January 2015, by contractual agreement, a repayment obligation for the hotel and event center was assumed by a wholly-owned subsidiary of the Company in the amount of $15.3 million, which was financed through a loan with the City of Lawrenceburg Department of Redevelopment. The Company is obligated to make annual payments on the loan of approximately $1 million for twenty years beginning January 2016. This obligation is accreted to interest expense at its effective yield of 3.0%. The amount included in interest expense related to this obligation was $0.4 million for the year ended December 31, 2015.

Other

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

Capital Leases

        Capital leases are primarily comprised of a ten year corporate airplane lease that expires in August 2016, which has a ten year renewal option. The lease obligation has been recorded at the lessor's initial cost of the plane, of $24.9 million at both December 31, 2015 and December 31, 2014, since the agreement has broad based default provisions that could result in potential damages equal to this amount. The lease obligation was classified as a capital lease based on the provisions of ASC 840 "Leases" which requires that the remedies for events of default under the provision described in this scenario be included in the minimum lease payment calculation for purposes of lease classification and that the probability of such an event of default will occur is not relevant to this determination

Debt Issuance Costs

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

Covenants

        The Company's senior secured credit facility and $300 million 5.875% senior unsecured notes require us, among other obligations, to maintain specified financial ratios and to satisfy certain financial tests, including fixed charge coverage, interest coverage, senior leverage and total leverage ratios. In addition, the Company's senior secured credit facility and $300 million 5.875% senior unsecured notes restrict, among other things, its ability to incur additional indebtedness, incur guarantee obligations, amend debt instruments, pay dividends, create liens on assets, make investments, engage in mergers or consolidations, and otherwise restrict corporate activities.

        At December 31, 2015, the Company was in compliance with all required financial covenants. In connection with the recent restatement of the Company's consolidated financial statements, the Company received a waiver from its lenders under its senior secured credit facility to file its consolidated financial statements with the SEC by March 15, 2016.

11.   Master Lease Financing Obligation

        The Company's lease obligation with GLPI that is described in Note 4 to the consolidated financial statements is accounted for as a financing obligation. The obligation was calculated at the inception of the transaction based on the future minimum lease payments discounted at 9.70%, which represents the estimated incremental borrowing rate over the lease term, including renewal options, that were reasonably assured of being exercised and the funded construction of certain leased real estate assets in development at the date of the Spin-Off. Total payments to GLPI under the Master Lease were $437.0 million, $421.4 million and $69.5 million for the years ended December 31, 2015, 2014 and 2013, respectively, of which $390.1 million, $379.2 million and $62.1 million respectively, were recognized as interest expense. The interest expense recognized for the years ended December 31, 2015, 2014 and 2013 includes $43.5 million, $40.9 million and $6.7 million, respectively from contingent payments associated with the monthly variable components for Hollywood Casino Columbus and Hollywood Casino Toledo.

        In April 2014, an amendment to the Master Lease was entered into in order to revise certain provisions relating to the Sioux City property. In accordance with the amendment, upon the cessation of gaming operations at Argosy Casino Sioux City on July 30, 2014 due to the termination of its gaming license, the annual payment to GLPI was reduced by $6.2 million. Additionally, the Company finalized its calculation of rent coverage in accordance with the appropriate provisions of the Master Lease to determine if an annual base payment escalator is due. The calculation of the escalator resulted in an increase to the Company's annual payment of $5.0 million and $3.2 million starting November 1, 2015 and 2014, respectively. Both of these items were recognized through yield adjustments to our financing obligation which reduced interest expense.

        The future minimum payments related to the Master Lease financing obligation with GLPI, at December 31, 2015 are as follows (in thousands):

2016	$389,496
2017	389,496
2018	378,716
2019	324,819
2020	324,819
Thereafter	9,040,800

Total minimum payments	10,848,146
Less amounts representing interest at 9.70%	(7,671,269)
Plus residual values	387,751

Present value of future minimum payments	3,564,628
Less current portion of financing obligation	(50,548)

Long-term portion of financing obligation	$3,514,080

12.   Commitments and Contingencies

Litigation

Bankruptcy Litigation

        With the acquisition of the Tropicana Las Vegas and its associated entities ("Tropicana Las Vegas") in August 2015, the Company has assumed litigation arising from the Bankruptcy Chapter 11 reorganization ("Bankruptcy") of Tropicana's former affiliate, Tropicana Entertainment Holdings, LLC ("TEH").

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

        On January 5, 2016, the Bankruptcy Court entered an order consistent with Tropicana Las Vegas's position. On January 19, 2016, TEH and other parties appealed the order. This appeal remains pending. At this point, management cannot predict the outcome of this disputed claim and no assurance can be provided regarding Tropicana Las Vegas's liability in this regard.

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

Operating Lease Commitments

        The Company is liable under numerous operating leases for various assets, including but not limited to automobiles, and other equipment. Total rental expense under these other lease agreements was $37.9 million, $33.3 million, and $36.4 million for the years ended December 31, 2015, 2014 and 2013, respectively.

        The future minimum lease commitments relating to the base lease rent portion of noncancelable operating leases at December 31, 2015 are as follows (in thousands):

Year ending December 31,	Total
2016	$4,223
2017	3,205
2018	2,668
2019	1,632
2020	1,066
Thereafter	14,831

Total	$27,625

Capital Expenditure Commitments

        The Company's current construction program for 2016 includes capital expenditures of approximately $31.4 million, of which the Company was contractually committed to spend approximately $2.0 million at December 31, 2015.

Purchase obligations

        The Company has obligations to purchase various goods and services totaling $87.1 million at December 31, 2015, of which $62.7 million will be incurred in 2016.

Employee Benefit Plans

        The Company maintains a qualified retirement plan under the provisions of Section 401(k) of the Internal Revenue Code of 1986, as amended, which covers all eligible employees. The plan enables participating employees to defer a portion of their salary in a retirement fund to be administered by the Company. The Company makes a discretionary match contribution, where applicable, of 50% of employees' elective salary deferrals, up to a maximum of 6% of eligible employee compensation. The matching contributions for the qualified retirement plan for the years ended December 31, 2015, 2014 and 2013 were $5.0 million, $4.7 million, and $4.6 million, respectively.

        The Company also has a defined contribution plan, the Charles Town Races Future Service Retirement Plan, covering substantially all of its union employees at Hollywood Casino at Charles Town Races. Hollywood Casino at Charles Town Races makes annual contributions to this plan for the eligible union employees and to the Penn National Gaming, Inc. 401(k) Plan for the eligible non-union employees for an amount equal to the amount accrued for retirement expense, which is calculated as 0.25% of the daily mutual handle, 1.0% of net video lottery revenue up to a base and, after the base is met, it reverts to 0.5% and 0.84% of table and poker revenue, respectively. The contributions for the two plans at Hollywood Casino at Charles Town Races for the years ended December 31, 2015, 2014 and 2013 were $2.9 million, $3.0 million, and $3.6 million, respectively.

        The Company maintains a non-qualified deferred compensation plan that covers most management and other highly-compensated employees. This plan was effective March 1, 2001. The plan allows the participants to defer, on a pre-tax basis, a portion of their base annual salary and/or their annual bonus, and earn tax-deferred earnings on these deferrals. The plan also provides for matching Company contributions that vest over a five-year period. The Company has established a Trust, and transfers to the Trust, on a periodic basis, an amount necessary to provide for its respective future liabilities with respect to participant deferral and Company contribution amounts. The Company's matching contributions for the non-qualified deferred compensation plan for the years ended December 31, 2015, 2014 and 2013 were $2.0 million, $1.9 million, and $2.3 million, respectively. The Company's deferred compensation liability, which was included in other current liabilities within the consolidated balance sheets, was $52.7 million and $61.4 million at December 31, 2015 and 2014, respectively.

Labor Agreements

        The Company is required to have agreements with the horsemen at the majority of its racetracks to conduct its live racing and/or simulcasting activities. In addition, in order to operate gaming machines and table games in West Virginia, the Company must maintain agreements with each of the Charles Town horsemen, pari-mutuel clerks and breeders.

        At Hollywood Casino at Charles Town Races, the Company renewed an agreement with the Charles Town Horsemen's Benevolent and Protective Association that expires on June 18, 2018. Hollywood Casino at Charles Town Races also renewed an agreement with the breeders that expires on

June 30, 2016. Additionally, the pari-mutuel clerks at Charles Town are represented under a collective bargaining agreement with the West Virginia Union of Mutuel Clerks, which expired on December 31, 2010 and has been extended on a month-to-month basis.

        The Company's agreement with the Pennsylvania Horsemen's Benevolent and Protective Association at Hollywood Casino at Penn National Race Course was renewed through January 31, 2017. The Company had a collective bargaining agreement with Local 137 of the Sports Arena Employees at Penn National Race Course with respect to on-track pari-mutuel clerks and admissions personnel which expired on December 31, 2011. In August 2012, Local 137 of the Sports Arena Employees announced that they entered into a "voluntary supervision" agreement with their international union, Laborers' International Union of North America ("LIUNA") Local 108. In February 2014, a new agreement with LIUNA Local 108 for on-track and OTWs bargaining units was ratified for three years. In August 2015, the company entered into a three year collective bargaining agreement with the International Chapter of Horseshoers and Allied Equine Trades Local 947.

        The Company's agreement with the Maine Harness Horsemen Association at Bangor Raceway continued through the conclusion of the 2015 racing season.

        In March of 2014, Hollywood Gaming at Mahoning Valley Race Course entered into an agreement with the Ohio Horsemen's Benevolent and Protective Association. The term is for a period of ten years from the September 2014 commencement of video lottery terminal operations at that facility.

        In September 2015, Hollywood Gaming at Dayton Raceway entered into an agreement with the Ohio Harness Horsemen's Association for racing at the property. The term is for a period of ten years from the September 2015 effective date.

        Rosecroft Raceway entered into agreements with the Cloverleaf Standardbred Owners Association ("CSOA") and Maryland Standardbred Breeder's Association ("MSBA") as of July 5, 2011. CSOA's agreement has been extended through December 31, 2017 with certain termination provisions. The MSBA agreement has been extended through December 31, 2017 with certain termination provisions. Additionally, Rosecroft Raceway has entered into agreements with the United Food and Commercial Workers Union ("UFCW") Local 27 and the Seafarers Entertainment and Allied Trade Union ("SEATU") for certain bargaining positions at the racetrack. The UFCW Local 27 agreement was ratified on December 13, 2014 and expires on November 30, 2019. The SEATU agreement expires on November 30, 2020.

        Across certain of the Company's properties, SEATU represents approximately 1,827 of the Company's employees under a National Agreement that expires on January 24, 2032 and Local Addenda that expire at various times between May 2016 and January 2024.

        SEATU agreements are in place at Hollywood Casino Joliet, Hollywood Casino Lawrenceburg, Hollywood Casino Riverside, Argosy Alton, Hollywood Casino Kansas Speedway, Hollywood Gaming Dayton, Hollywood Gaming at Mahoning Valley and Plainridge Park Casino. Argosy Alton has a wage reopener in May 2016; the remainder of the SEATU agreements have expiration dates in 2017 and beyond.

        At Hollywood Casino Joliet, the Hotel Employees and Restaurant Employees Union Local 1 represents approximately 186 employees under a collective bargaining agreement which expires on March 31, 2019. At Hollywood Casino Columbus and Hollywood Casino Toledo, a council comprised of the United Auto Workers and the United Steel Workers represents approximately 1,361 employees under a collective bargaining agreement which ends on November 15, 2019.

        On August 25, 2015, the Company acquired Tropicana Las Vegas Hotel & Casino who had an existing agreement with the Culinary & Bartenders Union which expires on May 31, 2018.

        In addition, at some of the Company's properties, the Security Police and Fire Professionals of America, the International Brotherhood of Electronic Workers Locals 176 and 649, the LIUNA Public Serviced Employees Local 1290PE, The International Association of Machinists and Aerospace Workers, Locals 447 and 264, the United Industrial, Service, Transportation, Professional and Government Workers of North America, the International Alliance of Theatrical Stage Employees and Teamsters Union represent certain of the Company's employees under collective bargaining agreements that expire at various times between July 2016 and September 2025. None of these additional unions represent more than 91 of the Company's employees.

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

13.   Income Taxes

        The following table summarizes the tax effects of temporary differences between the financial statement carrying value of assets and liabilities and their respective tax basis, which are recorded at the prevailing enacted tax rate that will be in effect when these differences are settled or realized. These temporary differences result in taxable or deductible amounts in future years. The Company assessed all available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of our existing deferred tax assets. In connection with the failed spin-off-leaseback, the Company continued to record real property assets and a financing obligation of $2.00 billion and $3.52 billion, respectively, on November 1, 2013, which resulted in a substantial increase to our net deferred tax assets of $599.9 million. ASC 740 suggests that additional scrutiny should be given to deferred taxes of an entity with cumulative pre-tax losses during the three most recent years and is widely considered significant negative evidence that is objective and verifiable and therefore, difficult to overcome. During the years ended December 31, 2014 and 2013, we had or expected to have cumulative pre-tax losses and considered this factor in our analysis of deferred taxes. Additionally, the Company was in a three year cumulative loss position at December 31, 2015 and expects to remain in this position in the near future. As a result of these facts, the Company recorded a full valuation allowance against its net deferred tax assets on November 1, 2013, excluding the reversal of deferred tax liabilities related to indefinite-lived assets. The valuation allowance recorded at December 31, 2013 included $599.9 million in deferred tax assets recorded in connection with the Spin-Off. The Company intends to continue to maintain a full valuation allowance on its net deferred tax assets until there is sufficient objectively verifiable positive evidence to support the realization of all or some portion of these deferred tax assets.

        The components of the Company's deferred tax assets and liabilities are as follows:

Year ended December 31,	2015	2014
	(in thousands)
Deferred tax assets:
Stock-based compensation expense	$36,243	$44,458
Accrued expenses	59,196	58,483
Intangibles	11,590	38,959
Financing obligation to GLPI	1,374,268	1,394,575
Unrecognized tax benefits	9,858	10,837
Net operating losses	81,109	11,895
Accumulated other comprehensive loss	—	590

Gross deferred tax assets	1,572,264	1,559,797
Less valuation allowance	(844,258)	(744,449)

Net deferred tax assets	728,006	815,348

Deferred tax liabilities:
Property, plant and equipment, non-leased	(80,930)	(61,803)
Property, plant and equipment, leased	(750,407)	(787,580)
Investments in unconsolidated affiliates	(3,024)	(4,255)
Accumulated other comprehensive gain	(1,566)	—

Net deferred tax liabilities	(835,927)	(853,638)

Noncurrent deferred tax liabilities, net	$(107,921)	$(38,290)

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

        Following the ownership change of the Tropicana Las Vegas on August 25, 2015, we acquired federal net operating loss carry-forwards and general business credit carryforwards in the amount of $190.9 million and $0.9 million, which will expire on various dates from 2029 through 2035. These tax attributes are subject to limitations under the Internal Revenue Code and underlying Treasury Regulations, however we believe it is more likely than not that the benefit from these tax attributes will not be realized. In the recognition of this risk, we have provided a full valuation allowance on the acquired deferred tax assets related to these net operating and general business credit carryforwards. In the event our assumptions change, which allows the Company to realize these acquired tax attributes, the benefits related to any reversal of the valuation allowance on the deferred tax assets as of December 31, 2015, will be recognized as a reduction of income tax expense.

        For state income tax reporting, the Company has gross state net operating loss carry-forwards aggregating approximately $202.0 million available to reduce future state income taxes, primarily for the Commonwealth of Pennsylvania and the States of Missouri, New Mexico and Ohio localities as of December 31, 2015. The tax benefit associated with these net operating loss carry-forwards is approximately $9.9 million. Due to statutorily limited operating loss carry-forwards and income and loss projections in the applicable jurisdictions, a full valuation allowance has been recorded to reflect the net operating losses which are not presently expected to be realized. If not used, substantially all the carry-forwards will expire at various dates from December 31, 2016 to December 31, 2035.

        Also, certain subsidiaries have accumulated gross state net operating loss carry-forwards aggregating approximately $1.2 billion for which no benefit has been recorded as they are attributable to uncertain tax positions and excess tax benefits from stock option deductions. The unrecognized tax benefits as of December 31, 2015 attributable to these net operating losses was approximately $69.4 million. Due to the uncertain tax position and excess tax benefits from stock option deductions, these net operating losses are not included as components of deferred tax assets as of December 31, 2015. In the event of any benefit from realization of these net operating losses, $11.4 million would be treated as an increase to equity, and the remainder would be treated as a reduction of tax expense. If not used, substantially all the carry-forwards will expire at various dates from December 31, 2016 to December 31, 2035.

        Additionally, included in the Company's full valuation allowance is $2.3 million for federal capital losses that will expire if not used via the realization of capital gains by December 31, 2033. Overall the Company's valuation allowance at December 31, 2015 increased from December 31, 2014 by a net amount of $99.8 million primarily due to the acquired deferred tax assets related to the Tropicana's tax attributes of $68.2 million and other deferred tax assets during the year of $31.6 million.

        The provision for income taxes charged to operations for the years ended December 31, 2015, 2014 and 2013 was as follows:

Year ended December 31,	2015	2014	2013
	(in thousands)
Current tax (benefit) expense
Federal	$(5,158)	$14,275	$96,273
State	133	5,821	2,835
Foreign	3,713	7,515	4,708

Total current	(1,312)	27,611	103,816

Deferred tax expense (benefit)
Federal	51,817	2,357	(137,803)
State	5,419	551	407

Total deferred	57,236	2,908	(137,396)

Total income tax provision (benefit)	$55,924	$30,519	$(33,580)

        The following table reconciles the statutory federal income tax rate to the actual effective income tax rate for 2015, 2014 and 2013:

Year ended December 31,	2015	2014	2013
Percent of pretax income
Federal taxes	35.0%	35.0%	35.0%
State and local income taxes	6.1%	1.6%	1.5%
Permanent differences	5.8%	(20.9)%	(16.8)%
Foreign	5.2%	(2.2)%	(0.6)%
Valuation allowance	55.3%	(31.1)%	(14.0)%
Other miscellaneous items	(8.6)%	(2.3)%	0.3%

	98.8%	(19.9)%	5.4%

Year ended December 31,	2015	2014	2013
	(in thousands)
Amount of pretax income
Federal taxes	$19,814	$(53,656)	$(219,232)
State and local income taxes	3,435	(2,470)	(9,163)
Permanent differences	3,276	32,019	104,592
Foreign	2,955	3,337	3,685
Valuation allowance	31,288	47,703	92,242
Other miscellaneous items	(4,844)	3,586	(5,704)

	$55,924	$30,519	$(33,580)

        A reconciliation of the beginning and ending amount for the liability for unrecognized tax benefits is as follows:

Unrecognized tax benefits
(in thousands)
Unrecognized tax benefits	$49,594
Cumulative advance deposits on account	(28,030)

Balance at December 31, 2013	$21,564
Additions based on current year positions	1,142
Additions based on prior year positions	4,038
Decreases due to settlements and/or reduction in reserves	(5,097)
Currency translation adjustments	(4,844)
Settlement payments	(356)

Unrecognized tax benefits	44,477
Cumulative advance deposits on account	(37,441)

Balance at December 31, 2014	$7,036

Additions based on current year positions	561
Additions based on prior year positions	6,371
Decreases due to settlements and/or reduction in reserves	(4,743)
Currency translation adjustments	(9,097)
Settlement payments	(4,000)

Unrecognized tax benefits	33,569
Cumulative advance deposits on account	(31,371)

Balance at December 31, 2015	$2,198

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

        During the year ended December 31, 2015, the Company recorded $0.6 million of tax reserves and accrued interest related to current year uncertain tax positions. In regards to prior year tax positions, the Company recorded $6.4 million of tax reserves and accrued interest and reversed $3.7 million and $1.0 million of previously recorded tax reserves and accrued interest, respectively, for uncertain tax positions that have settled and/or closed. The unrecognized tax benefits in the table above of $2.2 million for the year ended December 31, 2015 are recorded within our consolidated balance sheets as $4.0 million in other liabilities and $1.8 million in other assets. Overall, the Company recorded a net tax expense of $1.8 million in connection with its uncertain tax positions for the year ended December 31, 2015.

        Included in the liability for unrecognized tax benefits at December 31, 2015 and 2014 were $10.0 million and $10.7 million, respectively, of tax positions that, if reversed, may not affect the effective tax rate as a result of the Company's full valuation allowance.

        Included in the liability for unrecognized tax benefits at December 31, 2015 and 2014 were $3.0 million and $2.5 million of currency translation gains for foreign currency tax positions and advance deposits on account, respectively.

        During the years ended December 31, 2015 and 2014, the Company recognized approximately $1.4 million and $1.1 million, respectively, of interest and penalties, net of deferred taxes. In addition, due to settlements and/or reductions in previously recorded liabilities, the Company had reductions in previously accrued interest and penalties of $0.7 million, net of deferred taxes. These accruals are included in noncurrent tax liabilities and prepaid expenses within the consolidated balance sheets at December 31, 2015 and 2014, respectively.

        The Company is currently in various stages of the examination process in connection with its open audits. Generally, it is difficult to determine when these examinations will be closed, but the Company reasonably expects that its ASC 740 liabilities will not significantly change over the next twelve months. The Company anticipates that a payment of $4.0 million will be made by the end of 2016.

        As of December 31, 2015, the Company is subject to U.S. federal income tax examinations for the tax years 2012, 2013, and 2014. In addition, the Company is subject to state and local income tax examinations for various tax years in the taxing jurisdictions in which the Company operates.

        At December 31, 2015 and 2014, prepaid expenses within the consolidated balance sheets included prepaid income taxes of $48.9 million and $34.2 million, respectively.

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

        The following table below discloses the changes in each class of the Company's preferred stock for the year ended December 31, 2013. No changes in the Company's preferred stock occurred in the years ended December 31, 2015 and 2014.

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

        On August 20, 2008, the Company's Board of Directors adopted and approved the 2008 Plan. On November 12, 2008, the Company's shareholders approved the 2008 Plan. The 2008 Plan permits the Company to issue stock options (incentive and/or non-qualified), stock appreciation rights, restricted stock, phantom stock units and other equity and cash awards to employees. Non- employee directors are eligible to receive all such awards, other than incentive stock options. On June 9, 2011, the Company's shareholders approved an amendment to the 2008 Plan to increase the aggregate number of shares of common stock that may be issued by 2,350,000 to 9,250,000, and on June 12, 2014 the Company's shareholders approved an amendment to increase the aggregate number of shares of common stock that may be issued from 9,250,000 to 16,350,000. Awards of stock options and stock appreciation rights will be counted against the 16,350,000 limit as one share of common stock for each share granted. However, each share awarded in the form of restricted stock, or any other full value stock award, will be counted as issuing 2.44 shares of common stock for purposes of determining the number of shares available for issuance under the plan. Any awards that are not settled in shares of common stock shall not count against this limit. At December 31, 2015, there were 5,480,017 options available for future grants under the 2008 Plan.

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

        Stock options that expire between April 6, 2016 and November 30, 2022, have been granted to officers, directors, employees, and predecessor employees to purchase common stock at prices ranging from $6.34 to $18.61 per share. All options were granted at the fair market value of the common stock on the date the options were granted and have contractual lives ranging from 7 to 10 years. The Company issues new authorized common shares to satisfy stock option exercises as well as restricted stock lapses.

        The following table contains information on stock options issued under the plans for the year ended December 31, 2015:

	Number of Option Shares	Weighted-Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2014	6,633,622	$8.12
Granted	1,752,833	13.50
Exercised	(1,931,946)	6.76
Canceled	(72,933)	11.64

Outstanding at December 31, 2015	6,381,576	$9.97	3.57	$40,029

        The weighted-average grant-date fair value of options granted during the years ended December 31, 2015 and 2014 were $4.85 and $4.95, respectively. The aggregate intrinsic value of stock options exercised during the years ended December 31, 2015, 2014, and 2013 was $19.5 million, $8.2 million, and $46.0 million, respectively.

        At December 31, 2015, there were 3,739,257 shares that were exercisable, with a weighted-average exercise price of $8.13, a weighted-average remaining contractual term of 2.19 years, and an aggregate intrinsic value of $30.3 million.

        The following table summarizes information about stock options outstanding at December 31, 2015:

	Exercise Price Range			Total
	$6.34 to $9.52	$9.53 to $14.36	$14.41 to $18.61	$6.34 to $18.61
Outstanding options
Number outstanding	3,330,058	2,878,346	173,172	6,381,576
Weighted-average remaining contractual life (years)	2.18	5.01	6.38	3.57
Weighted-average exercise price	$7.71	$12.20	$16.34	$9.97
Exercisable options
Number outstanding	3,083,777	654,480	1,000	3,739,257
Weighted-average exercise price	$7.62	$10.52	$14.41	$8.13

        The following table contains information on restricted stock awards issued under the plans for the year ended December 31, 2015:

Number of Award Shares
Outstanding at December 31, 2014	132,497
Awarded	57,406
Released	(47,502)
Canceled	(15,405)

Outstanding at December 31, 2015	126,996

        Stock-based compensation expenses for the years ended December 31, 2015, 2014 and 2013 totaled $8.2 million, $10.7 million and $22.8 million, respectively, and are included within the consolidated statements of operations under general and administrative expense. The decrease for the year ended December 31, 2015, as compared to the corresponding period in the prior year, is primarily due to lower aggregate executive compensation following the Spin-Off.

        At December 31, 2015, 2014 and 2013, the total compensation cost related to nonvested awards not yet recognized equaled $11.2 million, $10.9 million and $20.0 million, respectively, including $8.8 million, $7.3 million and $13.2 million for stock options, respectively, and $2.4 million, $3.6 million and $6.8 million for restricted stock, respectively. This cost is expected to be recognized over the remaining vesting periods, which will not exceed five years.

        The Company's PSUs, which vest over a period of three to five years, entitle employees and directors to receive cash based on the fair value of the Company's common stock on the vesting date. The PSUs are accounted for as liability awards and are re-measured at fair value each reporting period until they become vested with compensation expense being recognized over the requisite service period in accordance with ASC 718-30, "Compensation—Stock Compensation, Awards Classified as Liabilities." The Company has a liability, which is included in accrued salaries and wages within the consolidated balance sheets, associated with its PSUs of $7.8 million and $8.2 million at December 31, 2015 and 2014, respectively.

        For PSUs held by Penn employees, there was $16.8 million of total unrecognized compensation cost at December 31, 2015 that will be recognized over the grants remaining weighted average vesting period of 1.70 years. For the years ended December 31, 2015, 2014 and 2013, the Company recognized $14.1 million, $8.3 million, and $11.9 million of compensation expense associated with these awards, respectively. Amounts paid by the Company for the years ended December 31, 2015, 2014, and 2013 on these cash-settled awards totaled $14.5 million, $6.9 million, and $6.6 million, respectively.

        For the Company's SARs, the fair value of the SARs is calculated during each reporting period and estimated using the Black-Scholes option pricing model based on the various inputs discussed in Note 4. The Company's SARs, which vest over a period of four years, are accounted for as liability awards since they will be settled in cash. The Company has a liability, which is included in accrued salaries and wages within the consolidated balance sheets, associated with its SARs of $8.0 million and $6.3 million at December 31, 2015 and 2014, respectively.

        For SARs held by Penn employees, there was $5.8 million of total unrecognized compensation cost at December 31, 2015 that will be recognized over the awards remaining weighted average vesting period of 2.57 years. For the year ended December 31, 2015, the Company recognized a $5.1 million compensation benefit associated with these awards. For the years ended December 31, 2014 and 2013, the Company recognized $2.9 million and $7.5 million, respectively, of compensation benefit and compensation expense associated with these awards. The reason for the increase was due to an increase in the stock prices of GLPI and Penn common stock during 2015. Amounts paid by the Company for the years ended December 31, 2015, 2014 and 2013 on these cash-settled awards totaled $3.4 million, $2.2 million and $1.7 million, respectively.

16.   Segment Information

        The following tables (in thousands) present certain information with respect to the Company's segments. Intersegment revenues between the Company's segments were not material in any of the periods presented below. The income (loss) from operations by segment presented below does not include allocations for corporate overhead costs or expenses associated with utilizing property subject to the Master Lease.

Year Ended December 31, 2015	East/Midwest	West	Southern Plains	Other(1)	Total
Income (loss) from operations	$372,698	$53,438	$230,337	$(188,627)	$467,846
Charge for stock compensation	—	—	—	8,223	8,223
Impairment losses	40,042	—	—	—	40,042
Depreciation and amortization	101,359	14,530	43,120	100,452	259,461
Plainridge contingent purchase price	(5,374)	—	—	—	(5,374)
(Gain) loss on disposal of assets	(295)	510	735	336	1,286
Income (loss) from unconsolidated affiliates	—	—	15,289	(801)	14,488
Non-operating items for Kansas JV	—	—	10,377	—	10,377

Adjusted EBITDA	$508,430	$68,478	$299,858	$(80,417)	$796,349

Year ended December 31, 2014	East/Midwest	West	Southern Plains	Other(1)	Total
Income (loss) from operations	$332,869	$56,928	$46,395	$(179,004)	$257,188
Charge for stock compensation	—	—	—	10,666	10,666
Impairment losses	4,560	1,420	153,904	—	159,884
Insurance recoveries	—	—	(5,674)	—	(5,674)
Depreciation and amortization	101,891	7,411	58,598	98,842	266,742
Plainridge contingent purchase price	689	—	—	—	689
(Gain) loss on disposal of assets	(75)	211	624	(22)	738
Income (loss) from unconsolidated affiliates	—	—	10,720	(2,771)	7,949
Non-operating items for Kansas JV	—	—	11,809	—	11,809

Adjusted EBITDA	$439,934	$65,970	$276,376	$(72,289)	$709,991

Year ended December 31, 2013	East/Midwest	West	Southern Plains	Other(1)	Total
(Loss) income from operations	$(57,351)	$45,464	$(186,846)	$(225,135)	$(423,868)
Charge for stock compensation	—	—	—	22,809	22,809
Impairment losses	416,380	1,812	341,683	38,430	798,305
Insurance deductible charges, net of recoveries	—	—	108	—	108
Depreciation and amortization	142,442	11,883	108,201	40,878	303,404
Loss (gain) on disposal of assets	774	2,365	853	(310)	3,682
Income (loss) from unconsolidated affiliates	—	—	10,735	(1,078)	9,657
Non-operating items for Kansas JV	—	—	11,595	—	11,595
Adjusted EBITDA from discontinued operations	15,334	—	20,040	—	35,374

Adjusted EBITDA	$517,579	$61,524	$306,369	$(124,406)	$761,066

	East/Midwest	West	Southern Plains	Other(1)	Total
	(in thousands)
Year ended December 31, 2015
Net revenues	$1,682,440	$285,933	$849,049	$20,936	$2,838,358
Capital expenditures	159,352	8,991	26,554	4,343	199,240
Year ended December 31, 2014
Net revenues	$1,467,380	$241,410	$857,447	$24,290	$2,590,527
Capital expenditures	144,320	28,251	49,607	5,967	228,145
Year ended December 31, 2013
Net revenues	$1,575,053	$240,083	$930,762	$31,988	$2,777,886
Capital expenditures	105,354	9,802	76,319	5,125	196,600
Balance sheet at December 31, 2015
Total assets	1,036,940	842,712	1,098,306	2,160,794	5,138,752
Investment in and advances to unconsolidated affiliates	84	—	103,608	64,457	168,149
Goodwill and other intangible assets, net	387,474	158,339	753,345	4,226	1,303,384
Balance sheet at December 31, 2014
Total assets	1,007,162	287,551	1,076,290	2,253,548	4,624,551
Investment in and advances to unconsolidated affiliates	94	—	115,469	63,988	179,551
Goodwill and other intangible assets, net	427,335	143,242	718,982	4,078	1,293,637

(1)
Includes depreciation expense associated with the real property assets under the Master Lease with GLPI. In addition, total assets include these assets. The interest expense associated with the financing obligation is reflected in the other category. Net revenues and income (loss) from unconsolidated affiliates relate to the Company's stand-alone racing operations, namely Rosecroft Raceway, Sanford Orlando Kennel Club and the Company's Texas and New Jersey joint ventures (see Note 7 to the consolidated financial statements) which do not have gaming operations. It also previously included the Company's Bullwhackers property, which was sold in July 2013.

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

17.   Summarized Quarterly Data (Unaudited)

        The following table summarizes the quarterly results of operations for the years ended December 31, 2015 and 2014:

	Fiscal Quarter
	First	Second	Third	Fourth
	(in thousands, except per share data)
2015
Net revenues	$664,138	$700,956	$739,297	$733,967
Income from operations	111,689	123,361	142,172	90,624
Net income (loss)	1,869	2,983	4,900	(9,066)
Earnings (loss) per common share:
Basic earnings (loss) per common share	$0.02	$0.03	$0.06	$(0.11)
Diluted earnings (loss) per common share	$0.02	$0.03	$0.05	$(0.11)

	Fiscal Quarter
	First	Second	Third	Fourth
	(in thousands, except per share data)
2014
Net revenues	$641,080	$652,146	$645,940	$651,361
Income (loss) from operations	102,514	105,467	105,853	(56,646)
Net income (loss)	580	(19,273)	(15,348)	(149,781)
Earnings (loss) per common share:
Basic earnings (loss) per common share	$0.01	$(0.25)	$(0.20)	$(1.90)
Diluted earnings (loss) per common share	$0.01	$(0.25)	$(0.20)	$(1.90)

        For the year ended December 31, 2015, the Company recorded other intangible assets impairment charges of $40.0 million related to the write-off of our Plainridge Park Casino gaming license and a partial write-down of the gaming license at Hollywood Gaming at Dayton Raceway due to a reduction in the long term earnings forecast at both of these locations.

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

        During the first, second, third and fourth quarters of 2015, the Company incurred interest expense related to the Master Lease of $96.4 million, $97.7 million, $97.8 million and $98.2 million, respectively.

        During the first, second, third and fourth quarters of 2014, the Company incurred interest expense related to the Master Lease of $93.1 million, $94.0 million, $94.6 million and $97.5 million, respectively.

18.   Related Party Transactions

        The Company currently leases executive office buildings in Wyomissing, Pennsylvania from affiliates of its Chairman of the Board of Directors. Rent expense for the years ended December 31, 2015, 2014 and 2013 amounted to $1.2 million, $1.1 million, and $1.1 million, respectively. The leases for the office space all expire in May 2019. The future minimum lease commitments relating to these leases at December 31, 2015 are $4.1 million.

        In connection with the Spin-Off, the Company, Mr. Carlino and the PMC Delaware Dynasty Trust entered into a share transaction. See Note 2 to the consolidated financial statements for additional information regarding the share exchange transaction.

        Also in connection with the Spin-Off, as more particularly described in Notes 2 and 14 to the consolidated financial statements, on October 11, 2013, the Company completed its previously disclosed exchange and repurchase transactions with Fortress, which is an affiliate of Fortress Investment Group LLC, and Centerbridge. Wesley R. Edens, a member of our Board of Directors from 2008 until the Spin-Off, serves as Co-Chairman of Fortress Investment Group, LLC. In the transactions, on October 11, 2013, Penn (i) issued 14,553 shares of its Series C preferred stock to Fortress in exchange for all of the 9,750 shares of Penn's Series B preferred stock held by Fortress, (ii) repurchased 5,929 of its Series C preferred stock from Fortress for cash consideration of $397.2 million and (iii) repurchased all of the 2,300 shares of Penn's Series B preferred stock held by Centerbridge for cash consideration of $230.0 million.

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

        Other long term obligations at December 31, 2015 include the relocation fees for Hollywood Gaming at Dayton Raceway and Hollywood Gaming at Mahoning Valley Race Course, and the repayment obligation of a hotel and event center located near Hollywood Casino Lawrenceburg. The fair value of the relocation fees for Hollywood Gaming at Dayton Raceway and Hollywood Gaming at Mahoning Valley Race Course approximates its carrying value as the discount rate of 5.0% approximates the market rate of similar debt instruments and as such is a Level 2 measurement. Finally, the fair value of the repayment obligation for the hotel and event center is estimated based on a rate consistent with comparable municipal bonds and as such is a Level 2 measurement.

  Other Liabilities

        Other liabilities at December 31, 2015, include the contingent purchase price consideration related to the purchase of Plainridge Racecourse. The fair value of the Company's contingent purchase price consideration related to its Plainridge Racecourse acquisition is estimated based on an income approach using a discounted cash flow model and as such is a Level 3 measurement. At each reporting period, the Company assesses the fair value of this obligation and changes in its value are recorded in earnings. The amount included in general and administrative expenses related to the change in fair value of this obligation was a credit of $5.4 million for the year ended December 31, 2015 and a charge of $0.7 million for the year ended December 31, 2014.

        The carrying amounts and estimated fair values by input level of the Company's financial instruments during the years ended December 31, 2015 and 2014 are as follows (in thousands):

	December 31, 2015
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$237,009	$237,009	$237,009	$—	$—
Financial liabilities:
Long-term debt
Senior secured credit facility	1,239,049	1,251,975	1,251,975	—	—
Senior unsecured notes	296,252	291,000	291,000	—	—
Other long-term obligations	146,992	147,358	—	147,358	—
Other liabilities	13,815	13,815			13,815

	December 31, 2014
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$208,673	$208,673	$208,673	$—	$—
Financial liabilities:
Long-term debt
Senior secured credit facility	785,683	799,556	714,556	85,000	—
Senior unsecured notes	295,610	276,000	276,000	—	—
Other long-term obligations	135,000	135,000	—	135,000	—
Other liabilities	19,189	19,189	—	—	19,189

        The following table summarizes the changes in fair value of the Company's Level 3 liabilities (in thousands):

Twelve Months Ended December 31, 2015
Liabilities
Contingent Purchase Price
Balance at December 31, 2014	$19,189
Total (gains) (realized or unrealized):
Included in earnings	(5,374)

Balance at December 31, 2015	$13,815

        The following table summarizes the significant unobservable inputs used in calculating fair value for our Level 3 liabilities:

	Valuation Technique	Unobservable Input	Rate
Contingent purchase price	Discounted cash flow	Discount rate	8.30%

        The following tables set forth the assets measured at fair value on a non-recurring basis during the years ended December 31, 2015 and 2014 (in thousands):

	Balance Sheet Location	Level 1	Level 2	Level 3	Balance at December 31, 2015 Total	Total Reduction in Fair Value Recorded during the year ended December 31, 2015
Assets:
Intangible assets	Other intangible assets	$—	$—	$110,436	$110,436	$(40,042)

						(40,042)

	Balance Sheet Location	Level 1	Level 2	Level 3	Balance at December 31, 2014 Total	Total Reduction in Fair Value Recorded during the year ended December 31, 2014
Assets:
Goodwill	Goodwill	$—	$—	$9,863	$9,863	$(80,821)
Intangible assets	Other intangible assets	—	—	66,703	66,703	(74,603)
Long-lived assets	Other assets	—	—	300	300	(4,560)

						$(159,984)

Goodwill and intangible assets

        The valuation technique used to measure the fair value of goodwill and intangible assets was the income approach. See Note 4 for a description of the inputs and the information used to develop the inputs in calculating the fair value measurements of goodwill and indefinite-life intangible assets.

        For the year ended December 31, 2015, the Company recorded other intangible assets impairment charges of $40.0 million, as of the valuation date of October 1, 2015, related to the write-off of our Plainridge Park Casino gaming license and a partial write-down of the gaming license at Hollywood Gaming at Dayton Raceway due to a reduction in the long term earnings forecast at both of these locations.

        For the year ended December 31, 2014, the Company recorded goodwill and other intangible assets impairment charges of $80.8 million and $74.5 million, respectively, as of the valuation date of October 1, 2014, as it determined that a portion of the value of its goodwill and other intangible assets was impaired due to the Company's outlook of continued challenging regional gaming conditions at certain properties which persisted in 2014 in its Southern Plains segment, as well as for the write-off of a trademark intangible asset in the West segment.

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

21.   Discontinued Operations

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

        The results of our discontinued operations are summarized as follows:

2013
(in thousands)
Major classes of line items constituting pretax income of discontinued operations
Revenue	$140,868
Operating expenses	117,355
Other expense items	4,202

Pretax income of discontinued operations	19,311
Income tax provision	7,766

Income from discontinued operations, net of tax	$11,545

        Cash flows provided by (used in) operating activities, investing activities and financing activities from discontinued operations were $11.1 million, $(3.2) million, and $(3.4) million for the year-ended December 31, 2013.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9A.    CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

        The Company's management, under the supervision and with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of the Company's disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of December 31, 2015. Based on this evaluation, as described below, management identified material weaknesses in our internal control over financing reporting. As a result of these material weaknesses, our principal executive officer and principal financial officer concluded that as of December 31, 2015 the Company's disclosure controls and procedures were not effective to ensure that information required to be disclosed by the Company in reports we file or submit under the Exchange Act is (i) recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the United States Securities and Exchange Commission's rules and forms and (ii) accumulated and communicated to the Company's management, including the Company's principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well-designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

        Our management assessed the effectiveness of our internal control over financial reporting, and concluded that it was not effective as of December 31, 2015 due to the material weaknesses described below. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control—Integrated Framework (2013 framework).

        We did not maintain effective controls and procedures over the evaluation and accounting of certain complex and non-routine transactions including lease transactions. Specifically, we did not maintain ad sufficient complement of personnel, including third party consultants, with an appropriate level of knowledge and experience to challenge our application of GAAP commensurate with the nature and complexity of certain of our transactions, to prevent or detect and correct material misstatements in a timely manner.

        In addition, we did not maintain effective controls and procedures over the calculation of impairment charges for goodwill and indefinite-lived intangible assets. Specifically, our review controls were not designed with a sufficient level of precision and executed by personnel, with appropriate level of experience to detect material errors in the methodologies used and in the calculation of the impairment charges that were recognized in our consolidated financial statements.

        As disclosed in Note 1 to the consolidated financial statements included within this annual report, these material weaknesses resulted in material misstatements in our previously issued consolidated financial statements as of and for the years ended December 31, 2014 and 2013.

        As a result of these material weaknesses in the Company's internal control over financial reporting, management has concluded that, as of December 31, 2015, the Company's internal control over financial reporting was not effective based on the criteria set forth in the 2013 Framework.

        The Company completed its acquisitions of Tropicana Las Vegas and Prairie State Gaming on August 25, 2015 and September 1, 2015, respectively. Since the Company has not yet fully incorporated the internal controls and procedures of Tropicana Las Vegas and Prairie State Gaming into the Company's internal control over financial reporting, management excluded Tropicana Las Vegas and Prairie State Gaming from its assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2015. Collectively, these two acquisitions constituted approximately 9% of the Company's total consolidated assets and approximately 2% of the Company's consolidated net revenues as of and for the year ended December 31, 2015, respectively.

        Ernst & Young LLP, the Company's independent registered public accounting firm, has issued an audit report on the effectiveness of the Company's internal control over financial reporting as of December 31, 2015, which is included on page 117 of this Annual Report on Form 10-K.

Management's Plans for Remediation

        Management became aware of these material weaknesses in internal control over financial reporting and took immediate actions to remediate the material weaknesses.

        The Company has initiated a compensating control over the proper application of GAAP to complex and non-routine transactions, which includes the involvement of third party consultants with relevant knowledge and experience to assist the Company with the evaluation of the accounting for highly technical accounting matters. The Company currently expects to have this material weakness remediated no later than December 31, 2016, once we have obtained sufficient evidence that the newly designed and implemented controls are operating effectively.

        With respect to the material weakness over the accounting for goodwill and indefinite-lived intangible impairment measurement, the Company has designed and implemented additional controls during 2015. This includes the involvement of a third party consultant to provide the Company with the appropriate level of expertise to assist in the review of the assessment at a sufficient level of precision. The Company currently expects to remediate this material weakness remediated no later than December 31, 2016, once we have obtained sufficient evidence that the newly designed and implemented controls are operating effectively.

Changes in Internal Control Over Financial Reporting

        There have been no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the fiscal quarter ended December 31, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Penn National Gaming, Inc. and Subsidiaries

        We have audited Penn National Gaming, Inc. and Subsidiaries' internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Penn National Gaming, Inc. and Subsidiaries' management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

        As indicated in the accompanying Management's Report on Internal Control Over Financial Reporting, management's assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Tropicana Las Vegas and Prairie Statement Gaming, which are included in the 2015 consolidated financial statements of Penn National Gaming, Inc. and subsidiaries and collectively constituted approximately 9% of the Company's total assets as of December 31, 2015, and approximately 2% of the Company's net revenues from the acquisition date through December 31, 2015. Our audit of internal control over financial reporting of Penn National Gaming, Inc. and subsidiaries also did not include an evaluation of the internal control over financial reporting of Tropicana Las Vegas and Prairie State Gaming.

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

Management has identified a material weakness in controls related to accounting for certain complex and non-routine transactions, including lease transactions. Management has also identified a material weakness in controls over the calculation of impairment charges for goodwill and indefinite-lived intangible assets. We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Penn National Gaming, Inc. and Subsidiaries' as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive loss, changes in shareholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 2015. These material weaknesses were considered in determining the nature, timing and extent of audit tests applied in our audit of the 2015 consolidated financial statements, and this report does not affect our report dated March 15, 2016, which expressed an unqualified opinion on those financial statements.

        In our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives on the control criteria, Penn National Gaming, Inc. and Subsidiaries has not maintained effective internal control over financial reporting as of December 31, 2015, based on the COSO criteria.

/s/ ERNST & YOUNG LLP Philadelphia, Pennsylvania March 15, 2016

ITEM 9B.    OTHER INFORMATION

        None

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        The remaining information required by this item concerning directors is hereby incorporated by reference to the Company's definitive proxy statement for its 2016 Annual Meeting of Shareholders (the "2016 Proxy Statement"), to be filed with the U.S. Securities and Exchange Commission within 120 days after December 31, 2015, pursuant to Regulation 14A under the Securities Act. Information required by this item concerning executive officers is included in Part I of this Annual Report on Form 10-K.

ITEM 11.    EXECUTIVE COMPENSATION

        The information required by this item is hereby incorporated by reference to the 2016 Proxy Statement.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

        The information required by this item is hereby incorporated by reference to the 2016 Proxy Statement.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

        The information required by this item is hereby incorporated by reference to the 2016 Proxy Statement.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

        The information required by this item is hereby incorporated by reference to the 2016 Proxy Statement.

 PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) 1 and 2.	Financial Statements and Financial Statement Schedules. The following is a list of the Consolidated Financial Statements of the Company and its subsidiaries and supplementary data filed as part of Item 8 hereof:
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2015 and 2014
Consolidated Statements of Operations for the years ended December 31, 2015, 2014 and 2013
Consolidated Statements of Comprehensive (Loss) Income for the years ended December 31, 2015, 2014 and 2013
Consolidated Statements of Changes in Shareholders' Equity for the years ended December 31, 2015, 2014 and 2013
Consolidated Statements of Cash Flows for the years ended December 31, 2015, 2014 and 2013
All other schedules are omitted because they are not applicable, or not required, or because the required information is included in the Consolidated Financial Statements or notes thereto.
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

Dated: March 15, 2016

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ TIMOTHY J. WILMOTT Timothy J. Wilmott	Chief Executive Officer, President and Director (Principal Executive Officer)	March 15, 2016
/s/ SAUL V. REIBSTEIN Saul V. Reibstein	Executive Vice President Finance and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 15, 2016
/s/ PETER M. CARLINO Peter M. Carlino	Chairman of the Board	March 15, 2016
/s/ DAVID A. HANDLER David A. Handler	Director	March 15, 2016
/s/ JOHN M. JACQUEMIN John M. Jacquemin	Director	March 15, 2016
/s/ HAROLD CRAMER Harold Cramer	Director	March 15, 2016
/s/ RONALD J. NAPLES Ronald J. Naples	Director	March 15, 2016
/s/ BARBARA Z. SHATTUCK KOHN Barbara Z. Shattuck Kohn	Director	March 15, 2016
/s/ JANE SCACCETTI Jane Scaccetti	Director	March 15, 2016

EXHIBIT INDEX

Exhibit	Description of Exhibit
3.1(a)	Amended and Restated Articles of Incorporation of Penn National Gaming, Inc., filed with the Pennsylvania Department of State on October 15, 1996. (Incorporated by reference to Exhibit 3.1 to the Company's registration statement on Form S-3, File No. 333-63780, dated June 25, 2001).
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
10.25(a)
First Amendment and Incremental Joinder Agreement, dated April 28, 2015, with certain subsidiaries of Penn National Gaming, Inc. party thereto as guarantors and Bank of America, N.A., as administrative agent, collateral agent, swingline lender and letter of credit issuer. (Incorporated by reference to Exhibit 10.2 to the Company's current report on Form 8-K, filed on April 29, 2015).
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

Exhibit	Description of Exhibit
10.29(b)	Third Amendment to Riverboat Gaming Development Agreement between City of Lawrenceburg, Indiana, and the Indiana Gaming Company, L.P. dated June 24, 2004. (Incorporated by reference to Exhibit 10.2 of Argosy Gaming Company's quarterly report on Form 10-Q for the quarter ended September 30, 2004).
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
10.34
Agreement and Plan of Merger, dated April 28, 2015, by and among Penn National Gaming, Inc., Tropicana Las Vegas Hotel and Casino, Inc., LV Merger Sub, Inc. and Trilliant Gaming Nevada Inc. (Incorporated by reference to Exhibit 10.1 to the Company's current report on Form 8-K, filed on April 29, 2015).
10.35#	Penn National Gaming, Inc. Performance Share Program. (Incorporated by reference to Exhibit 10.2 to the Company's current report on Form 8-K, filed on February 11, 2016).
10.36#	Form of Performance Shares Award Certificate for the Penn National Gaming, Inc. (Incorporated by reference to Exhibit 10.2 to the Company's current report on Form 8-K, filed on February 11, 2016).
21.1*	Subsidiaries of the Registrant.
23.1*	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.
31.1*	CEO Certification pursuant to rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.
31.2*	CFO Certification pursuant to rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.
32.1*	CEO Certification pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes- Oxley Act of 2002.
32.2*	CFO Certification pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes- Oxley Act of 2002.
99.1*	Description of Governmental Regulation.

Exhibit	Description of Exhibit
101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets at December 31, 2014 and 2013, (ii) the Consolidated Statements of Operations for the years ended December 31, 2014, 2013 and 2012, (iii) the Consolidated Statements of Comprehensive (Loss) Income for the years ended December 31, 2014, 2013 and 2012, (iv) the Consolidated Statements of Changes in Shareholders' Equity for the years ended December 31, 2014, 2013 and 2012, (v) the Consolidated Statements of Cash Flows for the years ended December 31, 2014, 2013 and 2012 and (vi) the notes to the Consolidated Financial Statements, tagged as blocks of text.

#
Compensation plans and arrangements for executives and others.

*
Filed herewith.