Form 10-Q
period 2016-03-31
PENN NATIONAL GAMING INC
filed 2016-05-06
CIK 921738

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title	Outstanding as of April 30, 2016
Common Stock, par value $.01 per share	81,537,523 (includes 185,164 shares of restricted stock)

Forward-looking Statements

This document contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  These statements can be identified by the use of forward looking terminology such as “expects,” “believes,” “estimates,” “projects,” “intends,” “plans,” “seeks,” “may,” “will,” “should” or “anticipates” or the negative or other variations of these or similar words, or by discussions of future events, strategies or risks and uncertainties, including future plans, strategies, performance, developments, acquisitions, capital expenditures, and operating results.  Actual results may vary materially from expectations.  Although the Company believes that its expectations are based on reasonable assumptions within the bounds of its knowledge of its business, there can be no assurance that actual results will not differ materially from our expectations.  Meaningful factors that could cause actual results to differ from expectations include, but are not limited to, risks related to the following: the assumptions included in our financial guidance; the ability of our operating teams to drive improved revenues and adjusted EBITDA margins; our ability to obtain timely regulatory approvals required to own, develop and/or operate our facilities, or other delays or impediments to completing our planned acquisitions or projects, our ability to secure federal, state and local permits and approvals necessary for our construction projects; construction factors, including delays, unexpected remediation costs, local opposition, organized labor, and increased cost of labor and materials; the passage of state, federal or local legislation (including referenda) that would expand, restrict, further tax, prevent or negatively impact operations in or adjacent to the jurisdictions in which we do or seek to do business (such as a smoking ban at any of our facilities); the effects of local and national economic, credit, capital market, housing, and energy conditions on the economy in general and on the gaming and lodging industries in particular; the activities of our competitors and the rapid emergence of new competitors (traditional, internet, sweepstakes based and taverns); increases in the effective rate of taxation at any of our properties or at the corporate level; our ability to identify attractive acquisition and development opportunities (especially in new business lines) and to agree to terms with, and maintain good relationships with partners/municipalities for such transactions; the costs and risks involved in the pursuit of such opportunities and our ability to complete the acquisition or development of, and achieve the expected returns from, such opportunities; our ability to maintain market share in established markets and ramp up operations at our recently opened facilities; our expectations for the continued availability and cost of capital; the outcome of pending legal proceedings, for example, the ongoing litigation by the Ohio Roundtable addressing the legality of gaming in Ohio; changes in accounting standards; the impact of weather; with regard to our recent Restatement, risks relating the remediation of any material weaknesses and the costs to strengthen our internal control structure, potential investigations, litigation or other proceedings by governmental authorities, stockholders or other parties, and the risks related to the impact of the recent restatement of the Company’s financial statements on the Company’s reputation, development projects, joint ventures and other commercial contracts; the ability of the Company to generate sufficient future taxable income to realize its deferred tax assets; with respect to the proposed Jamul project near San Diego, California, particular risks associated with financing/refinancing a project of this type, sovereign immunity, local opposition (including several pending lawsuits), building a complex project on a relatively small parcel and the receipt of all necessary permits and licenses; with respect to our Massachusetts project, the ultimate location and timing of the other gaming facilities in the state and region; with respect to our social and other interactive gaming endeavors, risks related to ultimate profitability, cyber-security, data privacy, intellectual property and legal and regulatory challenges; with respect to Prairie State Gaming, risks relating to our ability to successfully compete in the video gaming terminal (“VGT”) market, our ability to retain existing customers and secure new customers, risks relating to municipal authorization of VGT operations and the implementation and the ultimate success of the products and services being offered; and other factors as discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, subsequent Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, each as filed with the United States Securities and Exchange Commission.  The Company does not intend to update publicly any forward-looking statements except as required by law. In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this press release may not occur.

PENN NATIONAL GAMING, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Penn National Gaming, Inc. and Subsidiaries

 Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

	March 31,	December 31,
	2016	2015
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$214,238	$237,009
Receivables, net of allowance for doubtful accounts of $2,434 and $2,428 at March 31, 2016 and December 31, 2015, respectively	47,029	45,186
Prepaid expenses	65,976	76,784
Other current assets	13,177	13,497
Total current assets	340,420	372,476
Property and equipment, net	2,935,270	2,980,068
Other assets
Investment in and advances to unconsolidated affiliates	165,356	168,149
Goodwill	911,942	911,942
Other intangible assets, net	391,149	391,442
Advances to the Jamul Tribe	246,792	197,722
Other assets	137,759	116,953
Total other assets	1,852,998	1,786,208
Total assets	$5,128,688	$5,138,752

Liabilities
Current liabilities
Current portion of financing obligation to GLPI	$52,685	$50,548
Current maturities of long-term debt	96,543	92,108
Accounts payable	68,059	72,816
Accrued expenses	94,318	93,666
Accrued interest	8,641	7,091
Accrued salaries and wages	76,451	98,671
Gaming, pari-mutuel, property, and other taxes	52,382	57,486
Insurance financing	8,534	3,125
Other current liabilities	72,661	82,263
Total current liabilities	530,274	557,774

Long-term liabilities
Long-term financing obligation to GLPI, net of current portion	3,499,295	3,514,080
Long-term debt, net of current maturities and debt issuance costs	1,597,870	1,618,851
Deferred income taxes	107,300	107,921
Other noncurrent liabilities	43,046	18,169
Total long-term liabilities	5,247,511	5,259,021

Shareholders’ equity (deficit)
Series B Preferred stock ($.01 par value, 1,000,000 shares authorized, 0 shares issued and outstanding at March 31, 2016 and December 31, 2015)	—	—
Series C Preferred stock ($.01 par value, 18,500 shares authorized, 8,624 shares issued and outstanding at March 31, 2016 and December 31, 2015)	—	—
Common stock ($.01 par value, 200,000,000 shares authorized, 83,451,574 and 83,056,668 shares issued and 81,284,181 and 80,889,275 shares outstanding, at March 31, 2016 and December 31, 2015, respectively)	834	830
Treasury stock, at cost (2,167,393 shares held at March 31, 2016 and December 31, 2015)	(28,414)	(28,414)
Additional paid-in capital	992,608	988,686
Retained deficit	(1,610,883)	(1,634,591)
Accumulated other comprehensive loss	(3,242)	(4,554)
Total shareholders’ equity (deficit)	(649,097)	(678,043)
Total liabilities and shareholders’ equity (deficit)	$5,128,688	$5,138,752

See accompanying notes to the condensed consolidated financial statements.

Penn National Gaming, Inc. and Subsidiaries

Condensed Consolidated Statements of Income

(in thousands, except per share data)

(unaudited)

	Three Months Ended March 31,
	2016	2015

Revenues
Gaming	$656,701	$591,336
Food, beverage, hotel and other	137,848	108,763
Management service fee	2,473	1,927
Revenues	797,022	702,026
Less promotional allowances	(40,571)	(37,888)
Net revenues	756,451	664,138

Operating expenses
Gaming	335,317	294,895
Food, beverage, hotel and other	98,079	77,929
General and administrative	116,504	116,256
Depreciation and amortization	66,020	63,369
Total operating expenses	615,920	552,449
Income from operations	140,531	111,689

Other income (expenses)
Interest expense	(116,512)	(108,346)
Interest income	5,240	1,870
Income from unconsolidated affiliates	4,609	3,982
Other	(2,426)	3,089
Total other expenses	(109,089)	(99,405)

Income from operations before income taxes	31,442	12,284
Income tax provision	7,734	10,415
Net income	$23,708	$1,869

Earnings per common share:
Basic earnings per common share	$0.26	$0.02
Diluted earnings per common share	$0.26	$0.02

See accompanying notes to the condensed consolidated financial statements.

Penn National Gaming, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income

(in thousands) (unaudited)

	Three Months Ended March 31,
	2016	2015

Net income	$23,708	$1,869
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment during the period	1,312	(1,716)
Other comprehensive income (loss)	1,312	(1,716)
Comprehensive income	$25,020	$153

See accompanying notes to the condensed consolidated financial statements.

Penn National Gaming, Inc. and Subsidiaries

Condensed Consolidated Statements of Changes in Shareholders’ Deficit

(in thousands, except share data) (unaudited)

	Preferred Stock		Common Stock		Treasury	Additional Paid-In	Retained	Accumulated Other Comprehensive	Total Shareholders’
	Shares	Amount	Shares	Amount	Stock	Capital	Deficit	Loss	Deficit
Balance, December 31, 2014	8,624	$—	79,161,817	$813	$(28,414)	$956,146	$(1,635,277)	$(1,282)	$(708,014)
Share-based compensation arrangements, net of tax benefits of $6,379	—	—	543,816	5	—	11,228	—	—	11,233
Foreign currency translation adjustment	—	—	—	—	—	—	—	(1,716)	(1,716)
Net income	—	—	—	—	—	—	1,869	—	1,869
Balance, March 31, 2015	8,624	$—	79,705,633	$818	$(28,414)	$967,374	$(1,633,408)	$(2,998)	$(696,628)

Balance, December 31, 2015	8,624	$—	80,889,275	$830	$(28,414)	$988,686	$(1,634,591)	$(4,554)	$(678,043)
Share-based compensation arrangements, net of tax benefits of $689	—	—	394,906	4	—	3,922	—	—	3,926
Foreign currency translation adjustment	—	—	—	—	—	—	—	1,312	1,312
Net income	—	—	—	—	—	—	23,708	—	23,708
Balance, March 31, 2016	8,624	$—	81,284,181	$834	$(28,414)	$992,608	$(1,610,883)	$(3,242)	$(649,097)

See accompanying notes to the condensed consolidated financial statements.

Penn National Gaming, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(in thousands) (unaudited)

Three Months Ended March 31,	2016	2015

Operating activities
Net income	$23,708	$1,869
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	66,020	63,369
Amortization of items charged to interest expense	1,876	1,505
Change in contingent purchase price	(1,201)	351
(Gain) loss on sale of property and equipment and assets held for sale	(1,101)	153
Income from unconsolidated affiliates	(4,609)	(3,982)
Distributions from unconsolidated affiliates	7,400	8,000
Deferred income taxes	(740)	18,648
Charge for stock-based compensation	1,455	2,084
(Increase) decrease,
Accounts receivable	(1,803)	727
Prepaid expenses and other current assets	(11,579)	(2,742)
Other assets	3,039	6,400
(Decrease) increase,
Accounts payable	(1,951)	2,887
Accrued expenses	648	4,931
Accrued interest	1,550	6,264
Accrued salaries and wages	(22,220)	(14,363)
Gaming, pari-mutuel, property and other taxes	(4,920)	3,754
Income taxes	22,826	(11,738)
Other current and noncurrent liabilities	(7,065)	(10,081)
Net cash provided by operating activities	71,333	78,036
Investing activities
Capital project expenditures	(6,496)	(36,929)
Capital maintenance expenditures	(14,873)	(11,860)
Advances to the Jamul Tribe	(51,781)	(16,341)
Proceeds from sale of property and equipment and assets held for sale	2,091	146
Investment in joint ventures	—	(328)
Acquisition of other property and equipment	(148)	—
Net cash used in investing activities	(71,207)	(65,312)
Financing activities
Proceeds from exercise of options	1,742	2,743
Principal payments on financing obligation with GLPI	(12,648)	(12,475)
Proceeds from issuance of long-term debt, net of issuance costs	12,214	45,000
Principal payments on long-term debt	(23,404)	(21,886)
Payments of other long-term obligations	(6,899)	—
Proceeds from insurance financing	9,193	885
Payments on insurance financing	(3,784)	(4,314)
Tax benefit from stock options exercised	689	6,379
Net cash (used in) provided by financing activities	(22,897)	16,332
Net (decrease) increase in cash and cash equivalents	(22,771)	29,056
Cash and cash equivalents at beginning of year	237,009	208,673
Cash and cash equivalents at end of period	$214,238	$237,729

Supplemental disclosure
Interest expense paid, net of amounts capitalized	$113,629	$100,179
Income tax (refunds received)/taxes paid	$(12,481)	$226

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

Penn National Gaming, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

1.     Organization and Basis of Presentation

Penn National Gaming, Inc. (“Penn”) and together with its subsidiaries (collectively, the “Company”) is a diversified, multi-jurisdictional owner and manager of gaming and racing facilities and video gaming terminal operations with a focus on slot machine entertainment. As of March 31, 2016, the Company owned, managed, or had ownership interests in twenty-seven facilities in the following seventeen jurisdictions: Florida, Illinois, Indiana, Kansas, Maine, Maryland, Massachusetts, Mississippi, Missouri, Nevada, New Jersey, New Mexico, Ohio, Pennsylvania, Texas, West Virginia and Ontario, Canada.

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

Operating results for the three months ended March 31, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016. The notes to the consolidated financial statements contained in the Annual Report on Form 10-K for the year ended December 31, 2015 should be read in conjunction with these condensed consolidated financial statements.  The December 31, 2015 financial information has been derived from the Company’s audited consolidated financial statements.

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

Food, beverage, hotel and other revenue, including racing revenue, is recognized as services are performed. Racing revenue includes the Company’s share of pari-mutuel wagering on live races after payment of amounts returned as winning wagers, its share of wagering from import and export simulcasting, and its share of wagering from its off-track wagering facilities.  Advance deposits on lodging are recorded as accrued liabilities until services are provided to the customer.

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

The amounts included in promotional allowances for the three months ended March 31, 2016 and 2015 are as follows:

	Three Months Ended March 31,
	2016	2015
	(in thousands)
Rooms	$9,122	$8,336
Food and beverage	29,521	27,448
Other	1,928	2,104
Total promotional allowances	$40,571	$37,888

The estimated cost of providing such complimentary services for the three months ended March 31, 2016 and 2015 are as follows:

	Three Months Ended March 31,
	2016	2015
	(in thousands)
Rooms	$1,197	$936
Food and beverage	11,523	10,833
Other	745	832
Total cost of complimentary services	$13,465	$12,601

Gaming and Racing Taxes

The Company is subject to gaming and pari-mutuel taxes based on gross gaming revenue and pari-mutuel revenue in the jurisdictions in which it operates. The Company primarily recognizes gaming and pari-mutuel tax expense based on the statutorily required percentage of revenue that is required to be paid to state and local jurisdictions in the states where or in which wagering occurs. In certain states in which the Company operates, gaming taxes are based on graduated rates. The Company records gaming tax expense at the Company’s estimated effective gaming tax rate for the year, considering estimated taxable gaming revenue and the applicable rates. Such estimates are adjusted each interim period. If gaming tax rates change during the year, such changes are applied prospectively in the determination of gaming tax expense in future interim periods. Finally, the Company recognizes purse expense based on the statutorily required percentage of revenue that is required to be paid out in the form of purses to the winning owners of horse races run at the Company’s racetracks in the period in which wagering occurs. For the three months ended March 31, 2016, these expenses, which are recorded primarily within gaming expense in the condensed consolidated statements of income, were $256.4 million, as compared to $227.0 million for the three months ended March 31, 2015.

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

The proposed $390 million development project will include a three-story gaming and entertainment facility of approximately 200,000 square feet featuring over 1,700 slot machines, 43 live table games, including poker, multiple restaurants, bars and lounges and a partially enclosed parking structure with over 1,800 spaces. In mid-January 2014, the Company commenced construction activities at the site and it is anticipated that the facility will open in mid-summer this year. The Company currently provides financing to the Tribe in connection with the project and, upon opening, will manage and provide branding for the casino. The Company has a conditional loan commitment to the Tribe (that can be terminated under certain circumstances) for up to $400 million and anticipates it will fund approximately $390 million related to this development.

The Company is accounting for the development agreement and related loan commitment letter with the Tribe as a loan (the “Senior Loans”) with accrued interest in accordance with ASC 310, “Receivables.” The Senior Loans represent advances made by the Company to the Tribe for the development and construction of a gaming facility for the Tribe on reservation land. As such, the Tribe will own the casino and its related assets and liabilities. San Diego Gaming Ventures, LLC (a wholly-owned subsidiary of the Company) is a separate legal entity established to account for the Senior Loans and, upon completion of the project and subsequent commencement of gaming operations on the Property, will be the Penn entity which receives management and licensing fees from the Tribe. The Company’s Senior Loans with the Tribe totaled $246.8 million and $197.7 million, which includes accrued interest of $18.9 million, and $13.9 million, at March 31, 2016 and December 31, 2015, respectively. Collectability of the Senior Loans will be derived from the revenues of the casino operations once the project is completed. Based on the Company’s current progress with this project, the Company believes collectability of the Senior Loans is highly certain. However, in the event that the Company’s internal projections related to the profitability of this project and/or the timing of the opening are inaccurate, the Company may be required to record a reserve related to the collectability of the Senior Loans.

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

At March 31, 2016 and 2015, the Company had outstanding 8,624 shares of Series C Convertible Preferred Stock. The Company determined that the preferred stock qualified as a participating security as defined in ASC 260 since these securities participate in dividends with the Company’s common stock. In accordance with ASC 260, a company is required to use the two-class method when computing EPS when a company has a security that qualifies as a “participating security.” The two-class method is an earnings allocation formula that determines EPS for each class of common stock and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings. A participating security is included in the computation of basic EPS using the two-class method. Under the two-class method, basic EPS for the Company’s common stock is computed by dividing net income applicable to common stock by the weighted-average common shares outstanding during the period. Diluted EPS for the Company’s common stock is computed using the more dilutive of the two-class method or the if-converted method.

The following table sets forth the allocation of net income for the three months ended March 31, 2016 and 2015 under the two-class method:

	Three Months Ended March 31,
	2016	2015
	(in thousands)

Net income	$23,708	$1,869
Net income applicable to preferred stock	2,282	183
Net income applicable to common stock	$21,426	$1,686

The following table reconciles the weighted-average common shares outstanding used in the calculation of basic EPS to the weighted-average common shares outstanding used in the calculation of diluted EPS for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
	2016	2015
	(in thousands)
Determination of shares:
Weighted-average common shares outstanding	80,968	79,400
Assumed conversion of dilutive employee stock-based awards	1,448	2,296
Assumed conversion of restricted stock	51	72
Diluted weighted-average common shares outstanding before participating security	82,467	81,768
Assumed conversion of preferred stock	8,624	8,624
Diluted weighted-average common shares outstanding	91,091	90,392

Options to purchase 2,574,719 shares and 1,561,562 shares were outstanding during the three months ended March 31, 2016 and 2015, respectively, but were not included in the computation of diluted EPS because they were antidilutive.

The following tables present the calculation of basic and diluted EPS for the Company’s common stock for the three months ended March 31, 2016 and 2015 (in thousands, except per share data):

	Three Months Ended March 31,
	2016	2015

Calculation of basic EPS:
Net income applicable to common stock	$21,426	$1,686
Weighted-average common shares outstanding	80,968	79,400
Basic EPS	$0.26	$0.02

Calculation of diluted EPS using two-class method:
Net income applicable to common stock	$21,426	$1,686
Diluted weighted-average common shares outstanding before participating security	82,467	81,768
Diluted EPS	$0.26	$0.02

Stock-Based Compensation

The Company accounts for stock compensation under ASC 718, “Compensation-Stock Compensation,” which requires the Company to expense the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. This expense is recognized ratably over the requisite service period following the date of grant.

The fair value for stock options was estimated at the date of grant using the Black-Scholes option-pricing model, which requires management to make certain assumptions. The risk-free interest rate was based on the U.S. Treasury spot rate with a term equal to the expected life assumed at the date of grant. Expected volatility was estimated based on the historical volatility of the Company’s stock price over a period of 5.40 years, in order to match the expected life of the options at the grant date. Historically, at the grant date, there has been no expected dividend yield assumption since the Company has not paid any cash dividends on its common stock since its initial public offering in May 1994 and since the Company intends to retain all of its earnings to finance the development of its business for the foreseeable future. The weighted-average expected life was based on the contractual term of the stock option and expected employee exercise dates, which was based on the historical and expected exercise behavior of the Company’s employees.  The Company granted 1,535,823 stock options during the three months ended March 31, 2016.

Stock-based compensation expense for the three months ended March 31, 2016 was $1.5 million, as compared to $2.1 million for the three months ended March 31, 2015, and is included within the condensed consolidated statements of income under general and administrative expense.

The Company’s cash-settled phantom stock unit awards (“PSUs”), which vest over a period of three to four years, entitle employees and directors to receive cash based on the fair value of the Company’s common stock on the vesting date.  The PSUs are accounted for as liability awards and are re-measured at fair value each reporting period until they become vested with compensation expense being recognized over the requisite service period in accordance with ASC 718-30, “Compensation—Stock Compensation, Awards Classified as Liabilities.” The Company had a liability, which is included in accrued salaries and wages within the condensed consolidated balance sheets, associated with its PSUs of $5.7 million and $7.8 million at March 31, 2016 and December 31, 2015, respectively. For PSUs held by Penn employees, there was $16.4 million of total unrecognized compensation cost at March 31, 2016 that will be recognized over the grants remaining weighted average vesting period of 1.79 years. For the three months ended March 31, 2016, the Company recognized $3.0 million of compensation expense associated with these awards, as compared to $4.5 million for the three months ended March 31, 2015.  The decrease was primarily due to changes in stock price year-over-year for both Penn and GLPI awards held by Penn employees.  Amounts paid by the Company for the three months ended March 31, 2016 on these cash-settled awards totaled $4.4 million, as compared to $5.2 million for the three months ended March 31, 2015.

For the Company’s stock appreciation rights (“SARs”), the fair value of the SARs is calculated during each reporting period and estimated using the Black-Scholes option pricing model based on the various inputs discussed below. The Company’s SARs, which vest over a period of four years, are accounted for as liability awards since they will be settled in cash. The Company had a liability, which is included in accrued salaries and wages within the condensed consolidated balance sheets, associated with its SARs of $9.1 million and $8.0 million at March 31, 2016 and December 31, 2015, respectively. For SARs held by Penn employees, there was $9.8 million of total unrecognized compensation cost at March 31, 2016 that will be recognized over the awards remaining weighted average vesting period of 3.06 years. For the three months ended March 31, 2016, the Company recognized $1.9 million of compensation expense associated with these awards, as compared to $4.6 million for the three months ended March 31, 2015. The decrease was primarily due to changes in stock price year-over-year for both Penn and GLPI awards held by Penn employees.  Amounts paid by the Company for the three months ended March 31, 2016 on these cash-settled awards totaled $0.4 million, as compared to $1.8 million for the three months ended March 31, 2015.

The following are the weighted-average assumptions used in the Black-Scholes option-pricing model for stock option awards granted during the three month period ended March 31, 2016 and 2015, respectively:

	2016	2015

Risk-free interest rate	1.20%	1.54%
Expected volatility	31.22%	36.93%
Dividend yield	—	—
Weighted-average expected life (years)	5.40	5.45

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

The East/Midwest reportable segment consists of the following properties: Hollywood Casino at Charles Town Races, Hollywood Casino Bangor, Hollywood Casino at Penn National Race Course, Hollywood Casino Lawrenceburg, Hollywood Casino Toledo, Hollywood Casino Columbus, Hollywood Gaming at Dayton Raceway, Hollywood Gaming at Mahoning Valley Race Course, and Plainridge Park Casino, which opened on June 24, 2015. It also includes the Company’s Casino Rama management service contract.

The West reportable segment consists of the following properties: Zia Park Casino, M Resort, and Tropicana Las Vegas, which was acquired on August 25, 2015, as well as the Hollywood Casino Jamul—San Diego project with the Tribe, which the Company anticipates completing in mid-summer this year.

The Southern Plains reportable segment consists of the following properties: Hollywood Casino Aurora, Hollywood Casino Joliet, Argosy Casino Alton, Argosy Casino Riverside, Hollywood Casino Tunica, Hollywood Casino Gulf Coast, Boomtown Biloxi, Hollywood Casino St. Louis, and Prairie State Gaming, which the Company acquired on September 1, 2015, and includes the Company’s 50% investment in Kansas Entertainment, LLC (“Kansas Entertainment”), which owns the Hollywood Casino at Kansas Speedway.

The Other category consists of the Company’s standalone racing operations, namely Rosecroft Raceway, Sanford-Orlando Kennel Club, and the Company’s joint venture interests in Sam Houston Race Park, Valley Race Park, and Freehold Raceway.  If the Company is successful in obtaining gaming operations at these locations, they would be assigned to one of the Company’s regional executives and reported in their respective reportable segment. The Other category also includes the Company’s corporate overhead operations, which does not meet the definition of an operating segment under ASC 280 and Penn Interactive Ventures, LLC, the Company’s wholly-owned subsidiary which represents its social online gaming initiatives and would meet the definition of an operating segment under ASC 280, but is currently immaterial to the Company’s operations.

Management uses adjusted EBITDA as the primary measure of the operating performance of its segments, including the evaluation of operating personnel and believes it is especially relevant in evaluating large, long lived casino projects because they provide a perspective on the current effects of operating decisions separated from the substantial non-operational depreciation charges and financing costs of such projects. The Company defines adjusted EBITDA as earnings before interest, taxes, stock compensation, debt extinguishment charges, impairment charges, insurance recoveries and deductible charges, depreciation and amortization, changes in the estimated fair value of contingent purchase price to the previous owners of Plainridge Racecourse, gain or loss on disposal of assets, and other income or expenses. Adjusted EBITDA is also inclusive of income or loss from unconsolidated affiliates, with the Company’s share of non-operating items (such as depreciation and amortization) added back for its joint venture in Kansas Entertainment. Adjusted EBITDA excludes payments associated with our Master Lease agreement with GLPI as the transaction is accounted for as a financing obligation. Adjusted EBITDA should not be construed as an alternative to operating income, as an indicator of the Company’s operating performance, as an alternative to cash flows from operating activities, as a measure of liquidity, or as any other measure of performance determined in accordance with GAAP. The Company has significant uses of cash flows, including capital expenditures, interest payments, taxes and debt principal repayments, which are not reflected in adjusted EBITDA.

The Company recently announced a realignment of its reporting structure that will result in certain changes to our reportable segments.  We plan on finalizing these changes to our internal management reporting system in the second quarter, which will result in the following three geographic regions:  Northeast, Midwest and South/West.  The changes in the segment reporting have no effect on the Company’s previously reported consolidated operating results. See Part I, Item 2:  “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional details.

See Note 7 for further information with respect to the Company’s segments.

Other Comprehensive Income

The Company accounts for comprehensive income in accordance with ASC 220, “Comprehensive Income,” which establishes standards for the reporting and presentation of comprehensive income in the consolidated financial statements. The Company presents comprehensive income in two separate but consecutive statements. For the three months ended March 31, 2016 and 2015, the only component of accumulated other comprehensive income was foreign currency translation adjustments.

3.  New Accounting Pronouncements

In April and March 2016, the FASB issued ASU 2016-10 and ASU 2016-08, Revenue from Contract with Customers (Topic 606).  The amendments of ASU 2016-10 clarify the following two aspects of Topic 606: (a) identifying performance obligations; and (b) the licensing implementation guidance.  The amendments of ASU 2016-08 relate to when another party, along with the entity, is involved in providing a good or service to a customer.  The amendments are intended to improve the operability and understandability of the implementation guidance on principal versus agent considerations.  The effective date and transition requirements for the amendments are the same as the effective date and transition requirements in Topic 606.  Public entities should apply the amendments for annual reporting periods beginning after December 31, 2017, including interim reporting periods therein (i.e., January 1, 2018, for a calendar year entity).  Management is currently assessing the impact of the new revenue recognition guidance will have on the consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, Compensation-Stock Compensation (Topic 718).  The amendments are intended to improve the accounting for employee share-based payments and affect all organizations that issue share-based payment awards to their employees.  Several aspects of the accounting for share-based payment award transactions are simplified, including: (a) income tax consequences; (b) classification of awards as either equity or liabilities; and (c) classification on the statement of cash flows.  For public companies, the amendments are effective for annual periods beginning after December 15, 2016 and interim periods within those annual periods.  Early adoption is permitted for any organization in any interim or annual period.  Management plans to implement this change in accounting principle in 2017 and does not anticipate a material impact from this new guidance.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”). This ASU primarily provides new guidance for lessees on the accounting treatment of operating leases. Under the new guidance, lessees are required to recognize assets and liabilities arising from operating leases on the balance sheet. ASU 2016-02 also aligns lessor accounting with the revenue recognition guidance in Topic 606 of the Accounting Standards Codification. ASU 2016-02 is effective for annual reporting periods beginning after December 15, 2018 and is required to be adopted on a modified retrospective basis, meaning the new leasing model will be applied to the earliest year presented in the financial statements and thereafter. The Company is evaluating the impact of adopting this new accounting standard on its financial statements.

In February 2015, the FASB issued ASU 2015-02 with new consolidation guidance which modifies the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. The main provisions of the new guidance include modifying the evaluation of whether limited partnerships and similar legal entities are VIEs or voting interest entities, the evaluation of fees paid to a decision maker or a service provider as a variable interest, and the effect of fee arrangements and related parties on the primary beneficiary determination, as well as provides a scope exception for certain investment funds. The new guidance is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. A reporting entity may apply the new guidance using a modified retrospective approach by recording a cumulative-effect adjustment to equity as of the beginning of the fiscal year of adoption. A reporting entity also may apply the new guidance retrospectively. The adoption of this pronouncement had no impact to the Company’s financial statements.

4.  Property and Equipment

Property and equipment, net, consists of the following:

	March 31,	December 31,
	2016	2015
	(in thousands)

Property and equipment - non-leased
Land and improvements	$289,030	$288,910
Building and improvements	396,593	396,497
Furniture, fixtures, and equipment	1,308,387	1,303,153
Leasehold improvements	131,760	129,012
Construction in progress	17,700	9,175
	2,143,470	2,126,747
Less accumulated depreciation	(1,131,767)	(1,093,115)
	1,011,703	1,033,632

Property and equipment - master lease
Land and improvements	382,246	382,246
Building and improvements	2,219,018	2,219,018
	2,601,264	2,601,264
Less accumulated depreciation	(677,697)	(654,828)
	1,923,567	1,946,436
Property and equipment, net	$2,935,270	$2,980,068

Property and equipment, net decreased by $44.8 million for the three months ended March 31, 2016 primarily due to depreciation expense, which is partially offset by improvements at Tropicana Las Vegas, and normal capital maintenance expenditures for the three months ended March 31, 2016.

Depreciation expense, for property and equipment including assets under capital leases, totaled $65.6 million and $63.4 million for the three months ended March 31, 2016 and March 31, 2015, respectively, of which $22.9 million, $23.2 million related to assets under the Master Lease, respectively. No interest was capitalized in connection with major construction projects for the three months ended March 31, 2016 compared to $0.6 million for the three months ended March 31, 2015.

5.  Long-term Debt

Long-term debt, net of current maturities, is as follows:

	March 31,	December 31,
	2016	2015
	(in thousands)

Senior secured credit facility	$1,248,766	$1,259,740
$300 million 5.875% senior unsecured notes due November 1, 2021	300,000	300,000
Other long term obligations	139,759	146,992
Capital leases	28,036	28,466
	1,716,561	1,735,198
Less current maturities of long-term debt	(96,543)	(92,108)
Less net discounts	(669)	(686)
Less debt issuance costs, net of accumulated amortization of $15.1 million and $13.3 million, respectively	(21,479)	(23,553)
	$1,597,870	$1,618,851

The following is a schedule of future minimum repayments of long-term debt as of March 31, 2016 (in thousands):

Within one year	$96,433
1-3 years	986,625
3-5 years	269,340
Over 5 years	364,163
Total minimum payments	$1,716,561

Senior Secured Credit Facility

On April 28, 2015, the Company entered into an agreement to amend its senior secured credit facility.   In August 2015, the amendment to the senior secured credit facility went into effect increasing the capacity under an existing five year revolver from $500 million to $633.2 million and increased the existing five year $500 million Term Loan A facility by $146.7 million.  The seven year $250 million Term Loan B facility remained unchanged.  At March 31, 2016, the Company’s senior secured credit facility had a gross outstanding balance of $1,248.8 million, consisting of a $580.4 million Term Loan A facility, a $244.4 million Term Loan B facility, and $424.0 million outstanding on the revolving credit facility.  Additionally, at March 31, 2016, the Company had conditional obligations under letters of credit issued pursuant to the senior secured credit facility with face amounts aggregating $23.5 million, resulting in $185.7 million of available borrowing capacity as of March 31, 2016 under the revolving credit facility.

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

At March 31, 2016, the Company was in compliance with all required financial covenants.

6.  Master Lease Financing Obligation

The Company’s Master Lease with GLPI is accounted for as a financing obligation. The obligation was calculated at the inception of the transaction based on the future minimum lease payments due to GLPI under the Master Lease discounted at 9.70%, which represents the estimated incremental borrowing rate over the lease term, including renewal options that were reasonably assured of being exercised and the funded construction of certain leased real estate assets in development at the date of the Spin-Off. Total payments under the Master Lease were $111.4 million and $108.8 million for the three months ended March 31, 2016 and 2015, respectively, of which $98.7 million and $96.4 million, respectively, were recognized as interest expense.

7.  Segment Information

The following tables (in thousands) present certain information with respect to the Company’s segments. Intersegment revenues between the Company’s segments were not material in any of the periods presented below.  The income (loss) from operations by segment presented below does not include allocations for corporate overhead costs or expenses associated with utilizing property subject to the Master Lease.

Three months ended March 31, 2016	East/Midwest	West	Southern Plains	Other (1)	Total
Income (loss) from operations	$111,140	$13,833	$60,158	$(44,600)	$140,531
Charge for stock compensation	—	—	—	1,455	1,455
Depreciation and amortization	24,840	6,205	10,281	24,694	66,020
Plainridge contingent purchase price	(1,201)	—	—	—	(1,201)
Loss (gain) on disposal of assets	19	17	(33)	(1,104)	(1,101)
Income from unconsolidated affiliates	—	—	4,718	(109)	4,609
Non-operating items for Kansas JV	—	—	2,570	—	2,570
Adjusted EBITDA	$134,798	$20,055	$77,694	$(19,664)	$212,883

Three months ended March 31, 2015	East/Midwest	West	Southern Plains	Other (1)	Total
Income (loss) from operations	$90,863	$15,526	$55,385	$(50,085)	$111,689
Charge for stock compensation	—	—	—	2,084	2,084
Depreciation and amortization	25,385	2,172	10,782	25,030	63,369
Plainridge contingent purchase price	351	—	—	—	351
(Gain) loss on disposal of assets	(122)	181	100	(6)	153
Income from unconsolidated affiliates	—	—	3,788	194	3,982
Non-operating items for Kansas JV	—	—	2,751	—	2,751
Adjusted EBITDA	$116,477	$17,879	$72,806	$(22,783)	$184,379

	East/Midwest	West	Southern Plains	Other (1)	Total
Three months ended March 31, 2016
Net revenues	$437,457	$87,559	$225,235	$6,200	$756,451
Capital expenditures	7,843	6,823	6,020	683	21,369

Three months ended March 31, 2015
Net revenues	$386,544	$62,585	$210,269	$4,740	$664,138
Capital expenditures	38,574	2,851	6,448	916	48,789

Balance sheet at March 31, 2016
Total assets	1,000,352	893,898	1,081,411	2,153,027	5,128,688
Investment in and advances to unconsolidated affiliates	83	—	100,926	64,347	165,356
Goodwill and other intangible assets, net	387,474	158,339	752,954	4,324	1,303,091

Balance sheet at December 31, 2015
Total assets	1,036,940	842,712	1,098,306	2,160,794	5,138,752
Investment in and advances to unconsolidated affiliates	84	—	103,608	64,457	168,149
Goodwill and other intangible assets, net	387,474	158,339	753,345	4,226	1,303,384

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

8.  Income Taxes

At March 31, 2016 and December 31, 2015, the Company had a net deferred tax liability balance of $107.3 million and $107.9 million, respectively, within its condensed consolidated balance sheets.  The Company accounts for income taxes in accordance with ASC 740 “Income Taxes”.  Under ASC 740, deferred tax assets and liabilities are determined based on the differences between the financial statement carrying amount and the tax bases of existing assets and liabilities and are measured at the prevailing enacted tax rates that will be in effect when these differences are settled or realized.  ASC 740 also requires that deferred tax assets be reduced by a valuation allowance if it is more-likely-than-not that some portion or all of the deferred tax assets will not be realized.  In the fourth quarter of 2013, the Company concluded that as a result of the failed spin-off-leaseback accounting treatment which resulted in a significant increase to its deferred tax assets, a valuation allowance should be recorded on the Company’s deferred tax assets given the significant negative evidence associated with being in or expecting to be in a three year cumulative pre-tax loss position and the insufficient objectively verifiable positive evidence to support the realization of the Company’s deferred tax assets. As of March 31, 2016, we have a valuation allowance only on the portion of the deferred tax assets that are more likely than not to be realized as a result of the negative objective evidence of being in a three year cumulative loss.

The Company calculates the provision for income taxes during interim reporting periods by applying an estimate of the annual effective tax rate (“ETR”) to the full year projected pretax book income or loss excluding certain discrete items. The Company’s ETR (income taxes as a percentage of income from operations before income taxes) including discrete items was 24.6% for the three months ended March 31, 2016, as compared to 84.8% for the three months ended March 31, 2015, primarily due to a year-over-year reduction to our federal and state valuation allowance coupled with an increase to earnings before income taxes.

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

Other long term obligations at March 31, 2016, included the relocation fees for Hollywood Gaming at Dayton Raceway and Hollywood Gaming at Mahoning Valley Race Course and the repayment obligation of a hotel and event center located near Hollywood Casino Lawrenceburg.  The fair value of the relocation fees for Hollywood Gaming at Dayton Raceway and Hollywood Gaming at Mahoning Valley Race Course approximates its carrying value as the discount rate of 5.0% approximates the market rate of similar debt instruments and as such is a Level 2 measurement.  Finally, the fair value of the repayment obligation for the hotel and event center is estimated based on a rate consistent with comparable municipal bonds and as such is a Level 2 measurement.  See Note 5 for further details regarding the Company’s other long term obligations.

Other liabilities

Other liabilities at March 31, 2016 included the contingent purchase price consideration related to the purchase of Plainridge Racecourse.  The fair value of the Company’s contingent purchase price consideration related to its Plainridge Racecourse acquisition is estimated based on a discounted cash flow model and as such is a Level 3 measurement.  At each reporting period, the Company assesses the fair value of this obligation and changes in its value are recorded in earnings. The amount included in general and administrative expense related to the change in fair value of this obligation was a credit of $1.2 million for the three months ended March 31, 2016 and a charge of $0.4 million for the three months ended March 31, 2015.

The carrying amounts and estimated fair values by input level of the Company’s financial instruments at March 31, 2016 and December 31, 2015 are as follows (in thousands):

	March 31, 2016
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$214,238	$214,238	$214,238
Financial liabilities:
Long-term debt
Senior secured credit facility	1,230,032	1,241,129	817,129	424,000
Senior unsecured notes	296,413	294,750	294,750
Other long-term obligations	139,759	140,899		140,899
Other liabilities	12,614	12,614			12,614

	December 31, 2015
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$237,009	$237,009	$237,009	$—	$—
Financial liabilities:
Long-term debt
Senior secured credit facility	1,239,049	1,251,975	829,975	422,000	—
Senior unsecured notes	296,252	291,000	291,000	—	—
Other long-term obligations	146,992	147,358	—	147,358	—
Other liabilities	13,815	13,815			13,815

The following table summarizes the changes in fair value of the Company’s Level 3 liabilities (in thousands):

Three Months Ended March 31, 2016
Liabilities
Contingent Purchase Price

Balance at January 1, 2016	$13,815
Total (gains) (realized or unrealized):
Included in earnings	(1,201)
Balance at March 31, 2016	$12,614

The following table summarizes the significant unobservable inputs used in calculating fair value for our Level 3 liabilities:

	Valuation	Unobservable
	Technique	Input	Rate
Contingent purchase price	Discounted cash flow	Discount rate	8.30%

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our Operations

We are a leading, diversified, multi-jurisdictional owner and manager of gaming and racing facilities and video gaming terminal operations. As of March 31, 2016, we owned, managed, or had ownership interests in twenty-seven facilities in the following seventeen jurisdictions: Florida, Illinois, Indiana, Kansas, Maine, Maryland, Massachusetts, Mississippi, Missouri, Nevada, New Jersey, New Mexico, Ohio, Pennsylvania, Texas, West Virginia, and Ontario, Canada. We believe that our portfolio of assets provides us the benefit of geographically diversified cash flow from operations.

In 1997, we began our transition from a pari-mutuel company to a diversified gaming company with the acquisition of the Charles Town property and the introduction of video lottery terminals in West Virginia. Since 1997, we have continued to expand our gaming operations through strategic acquisitions, greenfield projects, and property expansions. On June 24, 2015, we opened Plainridge Park Casino, an integrated racing and slots-only gaming facility in Plainville, Massachusetts. On August 25, 2015, we completed our acquisition of Tropicana Las Vegas Hotel and Casino (“Tropicana Las Vegas”) in Las Vegas, Nevada. On September 1, 2015, we completed our acquisition of Illinois Gaming Investors, LLC (d/b/a Prairie State Gaming), one of the largest video gaming terminal route operators in Illinois. In addition, we are developing a Hollywood Casino branded gaming facility on the Jamul Indian Village near San Diego, California, which we will manage upon its anticipated opening in mid-summer this year.  Finally, we recently implemented our interactive gaming strategy through our new subsidiary, Penn Interactive Ventures, which included launching our HollywoodCasino.com Play4Fun social gaming platform with Scientific Games and our HollywoodSlots.com mobile social gaming platform with OpenWager.

The vast majority of our revenue is gaming revenue, derived primarily from gaming on slot machines (which represented approximately 86% and 84% of our gaming revenue in 2015 and 2014, respectively) and to a lesser extent, table games, which is highly dependent upon the volume and spending levels of customers at our properties. Other revenues are derived from our management service fee from Casino Rama, our hotels, dining, retail, admissions, program sales, concessions and certain other ancillary activities, and our racing operations. Our racing revenue includes our share of pari-mutuel wagering on live races after payment of amounts returned as winning wagers, our share of wagering from import and export simulcasting, and our share of wagering from our off-track wagering facilities.

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

The East/Midwest reportable segment consists of the following properties: Hollywood Casino at Charles Town Races, Hollywood Casino Bangor, Hollywood Casino at Penn National Race Course, Hollywood Casino Lawrenceburg, Hollywood Casino Toledo, Hollywood Casino Columbus, Hollywood Gaming at Dayton Raceway, Hollywood Gaming at Mahoning Valley Race Course, and Plainridge Park Casino, which opened on June 24, 2015. It also includes the Company’s Casino Rama management service contract.

The West reportable segment consists of the following properties: Zia Park Casino, M Resort, and Tropicana Las Vegas, which was acquired on August 25, 2015, as well as the Hollywood Casino Jamul—San Diego project with the Tribe, which the Company anticipates completing in mid-summer this year.

The Southern Plains reportable segment consists of the following properties: Hollywood Casino Aurora, Hollywood Casino Joliet, Argosy Casino Alton, Argosy Casino Riverside, Hollywood Casino Tunica, Hollywood Casino Gulf Coast, Boomtown Biloxi, Hollywood Casino St. Louis, and Prairie State Gaming, which the Company acquired on September 1, 2015, and includes the Company’s 50% investment in Kansas Entertainment, which owns the Hollywood Casino at Kansas Speedway.

The Other category consists of the Company’s standalone racing operations, namely Rosecroft Raceway, Sanford-Orlando Kennel Club, and the Company’s joint venture interests in Sam Houston Race Park, Valley Race Park, and Freehold Raceway. If the Company is successful in obtaining gaming operations at these locations, they would be assigned to one of the Company’s regional executives and reported in their respective reportable segment. The Other category also includes the Company’s corporate overhead operations, which does not meet the definition of an operating segment under ASC 280 and Penn Interactive Ventures, LLC, the Company’s wholly-owned subsidiary which represents its social online gaming initiatives and would meet the definition of an operating segment under ASC 280, but is currently immaterial to the Company’s operations.

Management uses adjusted EBITDA as the primary measure of the operating performance of its segments, including the evaluation of operating personnel and believes it is especially relevant in evaluating large, long lived casino projects because they provide a perspective on the current effects of operating decisions separated from the substantial non-operational depreciation charges and financing costs of such projects. The Company defines adjusted EBITDA as earnings before interest, taxes, stock compensation, debt extinguishment charges, impairment charges, insurance recoveries and deductible charges, depreciation and amortization, changes in the estimated fair value of contingent purchase price to the previous owners of Plainridge Racecourse, gain or loss on disposal of assets, and other income or expenses. Adjusted EBITDA is also inclusive of income or loss from unconsolidated affiliates, with the Company’s share of non-operating items (such as depreciation and amortization) added back for its joint venture in Kansas Entertainment. Adjusted EBITDA excludes payments associated with our Master Lease agreement with GLPI as the transaction is accounted for as a financing obligation. Adjusted EBITDA should not be construed as an alternative to operating income, as an indicator of the Company’s operating performance, as an alternative to cash flows from operating activities, as a measure of liquidity, or as any other measure of performance determined in accordance with GAAP. The Company has significant uses of cash flows, including capital expenditures, interest payments, taxes and debt principal repayments, which are not reflected in adjusted EBITDA.

Executive Summary

For the past few quarters, we have begun to see improved customer spending behavior patterns at the majority of our geographically diversified regional gaming properties. Nevertheless, the expansion of recently constructed gaming facilities continues to impact the overall domestic gaming industry as well as our operating results in certain markets.

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

Financial Highlights:

We reported net revenues and income from operations of $756.5  million and $140.5 million, respectively, for the three months ended March 31, 2016, compared to $664.1 million and $111.7 million, respectively, for the corresponding period in the prior year. The major factors affecting our results for the three months ended March 31, 2016, as compared to the three months ended March 31, 2015, were:

•                  The opening of Plainridge Park Casino on June 24, 2015  in our East/Midwest segment, which generated $42.3 million of net revenues for the three months ended March 31, 2016.

•                  The acquisition of Tropicana Las Vegas on August 25, 2015  in our West segment, which generated $29.9  million of net revenues for the three months ended March 31, 2016.

•                  The acquisition of Prairie State Gaming on September 1, 2015 in our Southern Plains segment, which generated $14.5 million of net revenues for the three months ended March 31, 2016.

•                 Net income increased by $21.8 million for the three months ended March 31, 2016, as compared to the three months ended March 31, 2015, primarily due to the variances explained above, as well as lower income tax provision and higher interest income, partially offset by higher depreciation expense and higher interest expense incurred under our credit facility.

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

•                  A tribal casino is being constructed in Taunton, Massachusetts that could open as early as the summer of 2017.  MGM Springfield in Western Massachusetts is expected to be completed in late 2018 and Wynn Everett in Eastern Massachusetts is scheduled to open by the end of 2018. The increased competition in Massachusetts will have a negative impact on the operations of Plainridge Park Casino; however, it should be the sole gaming facility in Massachusetts until at least the middle of 2017.

West

•                  On April 5, 2013, we announced that, subject to final National Indian Gaming Commission approval, we and the Tribe had entered into definitive agreements (including management, development, branding and lending arrangements) to jointly develop a Hollywood Casino branded gaming facility on the Tribe’s trust land in San Diego County, California. The Hollywood Casino Jamul-San Diego facility is located approximately 20 miles east of downtown San Diego. The $390 million facility is a state of the art development project which will include a three-story gaming and entertainment facility of approximately 200,000 square feet featuring over 1,700 slot machines, 43 live table games, including poker, multiple restaurants, bars and lounges and a partially enclosed parking structure with over 1,800 spaces. In mid-January 2014, we commenced construction activities at the site and in June 2015, we announced the “Topping Out” marking the halfway point of construction. It is anticipated that the facility will open in the middle of the summer later this year. We currently provide financing to the Jamul Tribe in connection with the project and, upon opening, we will manage and provide branding for the casino in exchange for a management fee equal to 30% of the casino’s pretax income, a licensing fee of 1.5% of gross revenues for the Hollywood Casino brand, as well as interest on funds advanced by the Company to develop the project.

•                  On April 29, 2015, we announced that we entered into a definitive agreement to acquire the Tropicana Las Vegas for $360 million. The acquisition was completed on August 25, 2015. Tropicana Las Vegas is situated on 35 acres of land located on the Las Vegas Strip with 1,467 remodeled guest rooms and suites, a 50,000 square foot casino gaming floor featuring 844 slot and video poker machines and 38 table games including blackjack, mini-baccarat, craps and roulette, three full-service restaurants, a 1,200 seat performance theater, a 300 seat comedy club, a nightclub, beach club and 2,950 parking spaces.

Southern Plains

•                  On September 1, 2015, we acquired Prairie State Gaming (“PSG”), a leading Illinois video gaming terminal operator. As one of the largest and most respected video gaming terminal route operators in Illinois, PSG’s operations include more than 1,100 video gaming terminals across a network of 270 bar and retail gaming establishments throughout Illinois.

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

For further information on our critical accounting estimates, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the notes to our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2015. There has been no material change to these estimates for the three months ended March 31, 2016.

Results of Operations

The following are the most important factors and trends that contribute to our operating performance:

•                  Most of our properties operate in mature competitive markets. As a result, we expect a majority of our future growth to come from prudent acquisitions of gaming properties (such as our August 2015 acquisition of Tropicana Las Vegas), jurisdictional expansions (such as our June 2015 opening of a slots-only gaming facility in Massachusetts, our planned mid-summer 2016 opening of a Hollywood Casino branded gaming facility on the Jamul Indian Village land in trust which we will manage, the September 2014 opening of Hollywood Gaming at Mahoning Valley Race Course and the August 2014 opening of Hollywood Gaming at Dayton Raceway), expansions of gaming in existing jurisdictions (such as the introduction of table games in July 2010 at Hollywood Casino at Charles Town Races and Hollywood Casino at Penn National Race Course, and at Hollywood Casino Bangor in March 2012), expansions/improvements of existing properties (such as a hotel at Zia Park Casino which opened in August 2014) and new growth opportunities (such as our acquisition of Prairie State Gaming, a leading video lottery terminal operator in Illinois, and our entry into the interactive and social gaming business through Penn Interactive Ventures).

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

The consolidated results of operations for the three months ended March 31, 2016 and 2015 are summarized below:

	Three Months Ended March 31,
	2016	2015
	(in thousands)
Revenues:
Gaming	$656,701	$591,336
Food, beverage, hotel and other	137,848	108,763
Management service fee	2,473	1,927
Revenues	797,022	702,026
Less promotional allowances	(40,571)	(37,888)
Net revenues	756,451	664,138

Operating expenses:
Gaming	335,317	294,895
Food, beverage, hotel and other	98,079	77,929
General and administrative	116,504	116,256
Depreciation and amortization	66,020	63,369
Total operating expenses	615,920	552,449
Income from operations	$140,531	$111,689

Certain information regarding our results of operations by segment for the three months ended March 31, 2016 and 2015 is summarized below:

	Net Revenues		Income (loss) from Operations
Three Months Ended March 31,	2016	2015	2016	2015
	(in thousands)

East/Midwest	$437,457	$386,544	$111,140	$90,863
West	87,559	62,585	13,833	15,526
Southern Plains	225,235	210,269	60,158	55,385
Other	6,200	4,740	(44,600)	(50,085)
Total	$756,451	$664,138	$140,531	$111,689

Adjusted EBITDA

Adjusted EBITDA is used by management as the primary measure of the Company’s operating performance. We define adjusted EBITDA as earnings before interest, taxes, stock compensation, debt extinguishment charges, impairment charges, insurance recoveries and deductible charges, depreciation and amortization, changes in the estimated fair value of contingent purchase price to the previous owners of Plainridge Racecourse, gain or loss on disposal of assets, and other income or expenses. Adjusted EBITDA is also inclusive of income or loss from unconsolidated affiliates, with our share of non-operating items (such as depreciation and amortization) added back for our joint venture in Kansas Entertainment. Adjusted EBITDA excludes payments associated with our Master Lease agreement with GLPI as the transaction is accounted for as a financing obligation. Adjusted EBITDA has economic substance because it is used by management as a performance measure to analyze the performance of our business, and is especially relevant in evaluating large, long-lived casino projects because it provides a perspective on the current effects of operating decisions separated from the substantial non-operational depreciation charges and financing costs of such projects. We also present adjusted EBITDA because it is used by some investors and creditors as an indicator of the strength and performance of ongoing business operations, including our ability to service debt, fund capital expenditures, acquisitions and operations. These calculations are commonly used as a basis for investors, analysts and credit rating agencies to evaluate and compare operating performance and value companies within our industry. In addition, gaming companies have historically reported adjusted EBITDA as a supplement to financial measures in accordance with GAAP. In order to view the operations of their casinos on a more stand-alone basis, gaming companies, including us, have historically excluded from their adjusted EBITDA calculations certain corporate expenses that do not relate to the management of specific casino properties. However, adjusted EBITDA is not a measure of performance or liquidity calculated in accordance with GAAP. Adjusted EBITDA information is presented as a supplemental disclosure, as management believes that it is a widely used measure of performance in the gaming industry, is the principal basis for the valuation of gaming companies, and that it is considered by many to be a better indicator of the Company’s operating results than net income per GAAP. Management uses adjusted EBITDA as the primary measure of the operating performance of its segments, including the evaluation of operating personnel. Adjusted EBITDA should not be construed as alternatives to operating income, as indicators of the Company’s operating performance, as alternatives to cash flows from operating activities, as measures of liquidity, or as any other measures of performance determined in accordance with GAAP. The Company has significant uses of cash flows, including capital expenditures, interest payments, taxes and debt principal repayments, which are not reflected in adjusted EBITDA. It should also be noted that other gaming companies that report adjusted EBITDA information may calculate this metric in a different manner than the Company and therefore, comparability may be limited.

A reconciliation of the Company’s net income per GAAP to adjusted EBITDA, as well as the Company’s income from operations per GAAP to adjusted EBITDA, is included below. Additionally, a reconciliation of each segment’s income from operations to adjusted EBITDA is also included below. On a segment level, income (loss) from operations per GAAP, rather than net income (loss) per GAAP, is reconciled to adjusted EBITDA due to, among other things, the impracticability of allocating interest expense, interest income, income taxes and certain other items to the Company’s segments on a segment by segment basis. Management believes that this presentation is more meaningful to investors in evaluating the performance of the Company’s segments and is consistent with the reporting of other gaming companies.

The reconciliation of the Company’s income from operations per GAAP to adjusted EBITDA, as well as the Company’s net income per GAAP to adjusted EBITDA, for the three months ended March 31, 2016 and 2015 was as follows (in thousands):

	Three Months Ended
	March 31,
	2016	2015
Net income	$23,708	$1,869
Income tax provision	7,734	10,415
Other	2,426	(3,089)
Income from unconsolidated affiliates	(4,609)	(3,982)
Interest income	(5,240)	(1,870)
Interest expense	116,512	108,346
Income from operations	$140,531	$111,689
(Gain) loss on disposal of assets	(1,101)	153
Charge for stock compensation	1,455	2,084
Plainridge contingent purchase price	(1,201)	351
Depreciation and amortization	66,020	63,369
Income from unconsolidated affiliates	4,609	3,982
Non-operating items for Kansas JV (1)	2,570	2,751
Adjusted EBITDA	$212,883	$184,379

The reconciliation of each segment’s income (loss) from operations to adjusted EBITDA for the three months ended March 31, 2016 and 2015 was as follows (in thousands):

Three months ended March 31, 2016	East/Midwest	West	Southern Plains	Other	Total
Income (loss) from operations	$111,140	$13,833	$60,158	$(44,600)	$140,531
Charge for stock compensation	—	—	—	1,455	1,455
Depreciation and amortization	24,840	6,205	10,281	24,694	66,020
Plainridge contingent purchase price	(1,201)	—	—	—	(1,201)
(Gain) loss on disposal of assets	19	17	(33)	(1,104)	(1,101)
Income from unconsolidated affiliates	—	—	4,718	(109)	4,609
Non-operating items for Kansas JV (1)	—	—	2,570	—	2,570
Adjusted EBITDA	$134,798	$20,055	$77,694	$(19,664)	$212,883

Three months ended March 31, 2015	East/Midwest	West	Southern Plains	Other	Total
Income (loss) from operations	$90,863	$15,526	$55,385	$(50,085)	$111,689
Charge for stock compensation	—	—	—	2,084	2,084
Depreciation and amortization	25,385	2,172	10,782	25,030	63,369
Plainridge contingent purchase price	351	—	—	—	351
(Gain) loss on disposal of assets	(122)	181	100	(6)	153
Income from unconsolidated affiliates	—	—	3,788	194	3,982
Non-operating items for Kansas JV (1)	—	—	2,751	—	2,751
Adjusted EBITDA	$116,477	$17,879	$72,806	$(22,783)	$184,379

(1)         Adjusted EBITDA excludes our share of the impact of non-operating items (such as depreciation and amortization expense) from our joint venture in Kansas Entertainment.

Adjusted EBITDA for our East/Midwest segment increased by $18.3 million, or 15.7%, for the three months ended March 31, 2016, as compared to the three months ended March 31, 2015, primarily due to the opening of Plainridge Park Casino on June 24, 2015 and improved results at our Ohio properties, which together increased adjusted EBITDA by $21.2 million, which were partially offset by decreased adjusted EBITDA at Hollywood Casino Lawrenceburg primarily due to continued competition discussed below and the benefit of a $2.0 million property tax refund received in the first quarter of 2015.

Adjusted EBITDA for our West segment increased by $2.2 million, or 12.2%, for the three months ended March 31, 2016 as compared to the three months ended March 31, 2015, primarily due to the acquisition of Tropicana Las Vegas on August 25, 2015 and improved results at M Resort, partially offset by decreased adjusted EBITDA at Zia Park Casino as low oil prices have continued to affect the economy in this area.

Adjusted EBITDA for our Southern Plains segment increased by $4.9 million, or 6.7%, for the three months ended March 31, 2016, as compared to the three months ended March 31, 2015, primarily due to the acquisition of Prairie State Gaming on September 1, 2015 and improved results at Hollywood Casino St. Louis, Hollywood Casino Aurora and Argosy Riverside and increased earnings related to our joint venture in Kansas Entertainment primarily due to growth in its market share, all of which were partially offset by decreased adjusted EBITDA at Argosy Alton resulting from flooding during the first quarter 2016, which has resulted in declines in business volumes, and decreased adjusted EBITDA at Hollywood Casino Gulf Coast and Boomtown Biloxi due to new competition.

Adjusted EBITDA for Other improved by $3.1 million, or 13.7%, for the three months ended March 31, 2016, as compared to the three months ended March 31, 2015, primarily due to decreased corporate overhead costs of $2.5 million primarily due to decreased cash-settled stock-based compensation charges mainly due to changes in stock price for Penn and GLPI common stock during 2016 compared to 2015.

Revenues

Revenues for the three months ended March 31, 2016 and 2015 were as follows (in thousands):

				Percentage
Three Months Ended March 31,	2016	2015	Variance	Variance
Gaming	$656,701	$591,336	$65,365	11.1%
Food, beverage, hotel and other	137,848	108,763	29,085	26.7%
Management service fee	2,473	1,927	546	28.3%
Revenues	797,022	702,026	94,996	13.5%
Less promotional allowances	(40,571)	(37,888)	(2,683)	7.1%
Net revenues	$756,451	$664,138	$92,313	13.9%

In our business, revenue is driven by discretionary consumer spending. The expansion of newly constructed gaming facilities has also increased competition in many regional markets (including at some of our key facilities). We have seen signs of stabilization at the majority of our properties in the past few quarters and have seen low single digit increases in customer spending.

We have no certain mechanism for determining why consumers choose to spend more or less money at our properties from period to period and as such cannot quantify a dollar amount for each factor that impacts our customers’ spending behaviors.

However, based on our experience, we can generally offer some insight into the factors that we believe were likely to account for such changes. In instances where we believe one factor may have had a significantly greater impact than the other factors, we have noted that as well. However, in all instances, such insights are based only on our reasonable judgment and professional experience, and no assurance can be given as to the accuracy of our judgments

The retail value of accommodations, food and beverage, and other services furnished to guests without charge is included in gross revenues and then deducted as “promotional allowances.” Our promotional allowance levels are determined based on various factors such as our marketing plans, competitive factors, economic conditions, and regulations.

Gaming revenue

Gaming revenue increased by $65.4 million, or 11.1%, for the three months ended March 31, 2016, as compared to the three months ended March 31, 2015, primarily due to the variances explained below.

Gaming revenue for our East/Midwest segment increased by $45.5 million, or 13.0%, for the three months ended March 31, 2016, as compared to the three months ended March 31, 2015, primarily due to the opening of Plainridge Park Casino on June 24, 2015 and improved results at our Ohio properties, which together increased gaming revenue by $48.6 million, all of which were partially offset by decreased gaming revenue at Hollywood Casino Lawrenceburg, primarily due to the continued impact of competition in Ohio, namely the openings of a racino at Belterra Park, Horseshoe Casino in Cincinnati and our own facility in Dayton.

Gaming revenue for our West segment increased by $5.3 million, or 11.3%, for the three months ended March 31, 2016, as compared to the three months ended March 31, 2015, primarily due to the acquisition of Tropicana Las Vegas on August 25, 2015, partially offset by decreased gaming revenue at Zia Park Casino as low oil prices have continued to affect the economy in this area.

Gaming revenue for our Southern Plains segment increased by $14.6 million, or 7.5%, for the three months ended March 31, 2016, as compared to the three months ended March 31, 2015, primarily due to $14.2 million from the acquisition of Prairie State Gaming on September 1, 2015 and improved results at Hollywood Casino St. Louis and Argosy Riverside, partially offset by decreased gaming revenue at Argosy Alton due to flooding that occurred during the first quarter 2016 and Boomtown Biloxi due to increased competition.

Food, beverage, hotel and other revenue

Food, beverage, hotel and other revenue increased by $29.1 million, or 26.7%, for the three months ended March 31, 2016, as compared to the three months ended March 31, 2015, primarily due to the variances explained below.

Food, beverage, hotel and other revenue for our East/Midwest segment increase by $6.3 million, or 13.2%, for the three months ended March 31, 2016, as compared to the three months ended March 31, 2015, primarily due to the opening of Plainridge Park Casino on June 24, 2015.

Food, beverage, hotel and other revenue for our West segment increased by $21.6 million, or 101.8%, for the three months ended March 31, 2016, as compared to the three months ended March 31, 2015, primarily due to the acquisition of Tropicana Las Vegas on August 25, 2015.

Operating Expenses

Operating expenses for the three months ended March 31, 2016 and 2015 were as follows (in thousands):

				Percentage
Three Months Ended March 31,	2016	2015	Variance	Variance
Gaming	$335,317	$294,895	$40,422	13.7%
Food, beverage, hotel and other	98,079	77,929	20,150	25.9%
General and administrative	116,504	116,256	248	0.2%
Depreciation and amortization	66,020	63,369	2,651	4.2%
Total operating expenses	$615,920	$552,449	$63,471	11.5%

Gaming expense

Gaming expense increased by $40.4 million, or 13.7%, for the three months ended March 31, 2016, as compared to the three months ended March 31, 2015, primarily due to the variances explained below.

Gaming expense for our East/Midwest segment increased by $26.9 million, or 14.0%, for the three months ended March 31, 2016, as compared to the three months ended March 31, 2015, primarily due to the opening of Plainridge Park Casino on June 24, 2015 and increased gaming taxes resulting from increased taxable gaming revenue mentioned above at our Ohio properties, which was partially offset by a decrease in gaming taxes resulting from decreased taxable gaming revenue mentioned above at Hollywood Casino Lawrenceburg and Hollywood Casino at Penn National Race Course.

Gaming expense for our Southern Plains segment increased by $11.1 million, or 13.7%, for the three months ended March 31, 2016, as compared to the three months ended March 31, 2015, primarily due to the acquisition of Prairie State Gaming on September 1, 2015 and an increase in gaming taxes resulting from increased taxable gaming revenue mentioned above at Hollywood Casino St. Louis and Argosy Riverside, partially offset by decreased gaming taxes resulting from decreased taxable gaming revenue mentioned above at Argosy Alton due to flooding that occurred during the first quarter 2016.

Gaming expense for our West segment increased by $2.2 million, or 10.4%, for the three months ended March 31, 2016, as compared to the three months ended March 31, 2015, primarily due to the acquisition of Tropicana Las Vegas on August 25, 2015, partially offset by decreased gaming taxes resulting from decreased taxable gaming revenue mention above at Zia Park Casino as low oil prices have continued to affect the economy in this area.

Food, beverage, hotel and other expenses

Food, beverage, hotel and other revenue increased by $20.2 million, or 25.9%, for the three months ended March 31, 2016, as compared to the three months ended March 31, 2015, primarily due to the variances explained below.

Food, beverage, hotel and other revenue for our West segment increased by $14.2 million, or 94.4%, for the three months ended March 31, 2016, as compared to the three months ended March 31, 2015, primarily due to the acquisition of Tropicana Las Vegas on August 25, 2015.

Food, beverage, hotel and other revenue for our East/Midwest segment increased by $3.8 million, or 11.0%, for the three months ended March 31, 2016, as compared to the three months ended March 31, 2015, primarily due to the opening of Plainridge Park Casino on June 24, 2015.

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

General and administrative expenses increased by $0.3 million, or 0.2%, for the three months ended March 31, 2016, as compared to the three months ended March 31, 2015, primarily due to the variances explained below.

General and administrative expenses for our West segment increased by $6.3 million, or 72.8%, for the three months ended March 31, 2016, as compared to the three months ended March 31, 2015, primarily due to the acquisition of Tropicana Las Vegas on August 25, 2015.

General and administrative expenses for Other decreased by $4.3 million, or 16.2%, for the three months ended March 31, 2016, as compared to the three months ended March 31, 2015, primarily due to a $1.1 million gain on sale of certain assets held for sale and decreased corporate overhead costs of $3.5 million primarily due to decreased cash-settled stock-based compensation charges mainly due to the changes in stock price for Penn and GLPI common stock during 2016 compared to 2015.

General and administrative expenses for our Southern Plains segment decreased by $2.1 million, or 5.6%, for the three months ended March 31, 2016, as compared to the three months ended March 31, 2015, primarily due to lower property taxes at certain facilities.

Depreciation and amortization expense

Depreciation and amortization expense increased by $2.7 million, or 4.2%, for the three months ended March 31, 2016, as compared to the three months ended March 31, 2015, primarily due to the opening of Plainridge Park Casino on June 24, 2015, the acquisitions of Tropicana Las Vegas on August 25, 2015 and Prairie State Gaming on September 1, 2015, partially offset by decreased depreciation expense at Hollywood Casino Columbus and Hollywood Casino Toledo due to three year assets purchased in 2012 for the casino opening becoming fully depreciated.

Other income (expenses)

Other income (expenses) for the three months ended March 31, 2016 and 2015 were as follows (in thousands):

				Percentage
Three Months Ended March 31,	2016	2015	Variance	Variance
Interest expense	$(116,512)	$(108,346)	$(8,166)	7.5%
Interest income	5,240	1,870	3,370	180.2%
Income from unconsolidated affiliates	4,609	3,982	627	15.7%
Other	(2,426)	3,089	(5,515)	(178.5)%
Total other expenses	$(109,089)	$(99,405)	$(9,684)	9.7%

Interest expense

Interest expense increased by $8.2 million, or 7.5%, for the three months ended March 31, 2016, as compared to the three months ended March 31, 2015, primarily due to $4.8 million from higher borrowing levels and interest rates on the Term Loan A and revolver portions of the senior secured credit facility, $2.3 million from higher contingent payments associated with the monthly variable components for Hollywood Casino Columbus and Hollywood Casino Toledo and annual escalator on the financing obligation to GLPI and $0.5 million from a decrease in capitalized interest.

Interest income

Interest income increased by $3.4 million, or 180.2%, for the three months ended March 31, 2016, as compared to the three months ended March 31, 2015, primarily due to higher interest accrued on the loan with the Jamul Tribe (see Note 2 to the condensed consolidated financial statements for further details).

Other

Other decreased by $5.5 million, or 178.5% for the three months ended March 31, 2016, as compared to the three months ended March 31, 2015, primarily due to foreign currency translation losses for the three months ended March 31, 2016, compared to foreign currency translation gains for the corresponding period in the prior year.

Taxes

The Company calculates the provision for income taxes during interim reporting periods by applying an estimate of the annual effective tax rate (“ETR”) to the full year projected pretax book income or loss excluding certain discrete items. The Company’s ETR (income taxes as a percentage of income from operations before income taxes) including discrete items was 24.6% for the three months ended March 31, 2016, as compared to 84.8% for the three months ended March 31, 2015, primarily due to a year-over-year reduction to our federal and state valuation allowance coupled with an increase to earnings before income taxes.

As of March 31, 2016, we intend to continue maintaining a valuation allowance on our deferred tax assets until there is sufficient positive evidence to support the reversal of all or some portion of these allowances.  A reduction in the valuation allowance would result in a significant decrease to income tax expense in the period the release is recorded.  However, the exact timing and amount of the reduction in our valuation allowance are unknown at this time and will be subject to the earnings level we achieve in 2016 as well as our projected income levels in future periods.

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

Net cash provided by operating activities totaled $71.3 million and $78.0 million for the three months ended March 31, 2016 and 2015, respectively.  The decrease in net cash provided by operating activities of $6.7 million for the three months ended March 31, 2016, compared to the corresponding period in the prior year, was comprised primarily of an increase in cash paid to suppliers and vendors of $73.8 million, an increase in cash paid to employees of $24.5 million, an increase in cash paid for interest of $13.4 million and an decrease in cash paid for taxes of $12.7 million due to refunds received in first quarter 2016, partially offset by an increase in cash receipts from customers of $94.2 million.  The increases in cash paid to suppliers and vendors, cash receipts from customers and cash paid to employees is primarily due to the opening of Plainridge Park Casino on June 24, 2015 and the acquisitions of Tropicana Las Vegas on August 25, 2015 and Prairie State Gaming on September 1, 2015.  The increase in cash paid for interest is primarily due to higher borrowing levels and interest rates on the Term Loan A and revolver portions of the senior secured credit facility and contingent payments on the financing obligation to GLPI and a decrease in capitalized interest for the three months ended March 31, 2016 compared to the three months ended March 31, 2015.

Net cash used in investing activities totaled $71.2 million and $65.3 million for the three months ended March 31, 2016 and 2015, respectively. The increase in net cash used in investing activities of $5.9 million for the three months ended March 31, 2016, compared to the corresponding period in the prior year, was primarily due to increased advances to the Jamul Tribe of $35.4 million and increased capital maintenance expenditures of $3.0 million, partially offset by decreased capital project expenditures of $30.4 million due to the development of Plainridge Park Casino during first quarter 2015.

Net cash (used in) provided by financing activities totaled $(22.9) million and $16.3 million for the three months ended March 31, 2016 and 2015, respectively. The increase in net cash (used in) provided by financing activities of $39.2 million for the three months ended March 31, 2016, compared to the corresponding period in the prior year, was primarily due to lower proceeds from our long-term debt of $32.8 million, lower tax benefits from the exercise of options of $5.7 million, increased payments on other long term obligations of $6.9 million and increased principal payments of $1.5 million on long-term debt, partially offset by higher proceeds from insurance financing of $8.3 million.

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

The following table summarizes our expected capital project expenditures by segment for the fiscal year ending December 31, 2016, and actual expenditures for the three months ended March 31, 2016 (excluding licensing fees and net of reimbursements). The table below should not be utilized to predict future expected capital project expenditures subsequent to 2016.

Property	Expected for Year Ending December 31, 2016	Expenditures for Three Months Ended March 31, 2016	Balance to Expend in 2016
	(in millions)

East/Midwest	$6.0	$2.1	$3.9
West	27.7	4.4	23.3
Total	$33.7	$6.5	$27.2

Tropicana Las Vegas was acquired on August 25, 2015 for $360 million.  We recently reconfigured the gaming floor with updated slot machines, altered game placements and refined the table game mix. During the coming months, we will be making further enhancements to the facility with a focus on improving the food and beverage offerings.  Additionally, in April 2016, we integrated the property into our Marquee Rewards player loyalty program which enables our regional gaming customers to redeem their loyalty reward points at the facility.

During the three months ended March 31, 2016, we spent $14.9 million for capital maintenance expenditures, with $5.8 million at our East/Midwest segment, $2.4 million at our West segment, $6.0 million at our Southern Plains segment, and $0.7 million for Other. The majority of the capital maintenance expenditures were for slot machines and slot machine equipment.

Cash generated from operations and cash available under the revolving credit facility portion of our senior secured credit facility funded our capital projects, capital maintenance expenditures and the Jamul Tribe project in 2016 to date.

Jamul Tribe

Advances to the Tribe, which totaled $246.8 million at March 31, 2016, is accounted for as a loan in other assets on the consolidated balance sheet and as such is not included in the capital expenditures table presented above. The budget for this development project is $390 million. We expect the project to be completed in mid-summer this year which will include the construction of a three-story gaming and entertainment facility of approximately 200,000 square feet featuring over 1,700 slot machines, 43 live table games, including poker, multiple restaurants, bars and lounges and a partially enclosed parking structure with over 1,800 spaces. The Company has been and will continue to explore other financing options to provide more permanent, lower cost terms for the Tribe.

Senior Secured Credit Facility

On April 28, 2015, the Company entered into an agreement to amend its senior secured credit facility.  In August 2015, the amendment to the senior secured credit facility went into effect increasing the capacity under an existing five year revolver from $500 million to $633.2 million and increased the existing five year $500 million Term Loan A facility by $146.7 million.  The seven year $250 million Term Loan B facility remained unchanged.  At March 31, 2016, the Company’s senior secured credit facility had a gross outstanding balance of $1,248.8 million, consisting of a $580.4 million Term Loan A facility, a $244.4 million Term Loan B facility, and $424.0 million outstanding on the revolving credit facility.  Additionally, at March 31, 2016, the Company had conditional obligations under letters of credit issued pursuant to the senior secured credit facility with face amounts aggregating $23.5 million, resulting in $185.7 million of available borrowing capacity as of March 31, 2016 under the revolving credit facility.

Financing Obligation with GLPI

As discussed in Note 6 to the condensed consolidated financial statements, the Company makes significant payments to GLPI under the Master Lease.  As of March 31, 2016, the Company financed with GLPI real property assets associated with eighteen of the Company’s gaming and related facilities used in the Company’s operations.

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

At March 31, 2016, the Company was in compliance with all required financial covenants.

Outlook

The spin-off transaction with GLPI will continue to have a material impact on our results of operations, capital structure and management. For a discussion of these impacts, see “Spin-Off of Real Estate Assets through a Real Estate Assets through a Real Estate Investment Trust” and “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. Based on our current level of operations, we believe that cash generated from operations and cash on hand, together with amounts available under our senior secured credit facility, will be adequate to meet our anticipated rental obligation, debt service requirements, capital expenditures and working capital needs for the foreseeable future. However, we cannot be certain that our business will generate sufficient cash flow from operations, that our anticipated earnings projections will be realized, or that future borrowings will be available under our senior secured credit facility or otherwise will be available to enable us to service our indebtedness, including the senior secured credit facility and the $300 million 5.875% senior unsecured notes, to retire or redeem the $300 million 5.875% senior unsecured notes when required or to make anticipated capital expenditures. In addition, we expect a majority of our future growth to come from acquisitions of gaming properties at reasonable valuations, greenfield projects, jurisdictional expansions and property expansion in under-penetrated markets. If we consummate significant acquisitions in the future or undertake any significant property expansions, our cash requirements may increase significantly and we may need to make additional borrowings or complete equity or debt financings to meet these requirements. Our future operating performance and our ability to service or refinance our debt will be subject to future economic conditions and to financial, business and other factors, many of which are beyond our control. See “Risk Factors—Risks Related to Our Capital Structure” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 for a discussion of the risk related to our capital structure.

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

Future Reportable Segments

The Company recently announced its intention to realign its reporting structure which will result in certain changes to our reportable segments.  We plan on finalizing these changes to our internal management reporting system in the second quarter which will result in the following three geographic regions:  Northeast, Midwest and South/West.  When all the changes to our internal management reporting system are completed, we expect that the historical segment information for each quarter in 2014 and 2015 as well as the first quarter of 2016 will be recast as reflected in the tables included below (in thousands):

	NET REVENUES
	Three Months Ended March 31,			Three Months Ended June 30,
	2016	2015	2014	2015	2014
Northeast (1)	$393,205	$340,794	$298,658	$372,926	$313,471
South/West (2)	135,968	113,906	111,897	113,344	110,215
Midwest (3)	221,078	204,698	223,571	208,839	221,430
Other	6,200	4,740	6,954	5,847	7,030
Total	$756,451	$664,138	$641,080	$700,956	$652,146

	NET REVENUES
	Three Months Ended September 30,		Three Months Ended December 31,
	2015	2014	2015	2014
Northeast (1)	$406,552	$324,335	$385,567	$339,189
South/West (2)	118,266	109,760	132,609	109,847
Midwest (3)	209,115	206,345	210,805	197,522
Other	5,364	5,500	4,986	4,803
Total	$739,297	$645,940	$733,967	$651,361

	ADJUSTED EBITDA
	Three Months Ended March 31,			Three Months Ended June 30,
	2016	2015	2014	2015	2014
Northeast (1)	$122,735	$101,246	$90,157	$112,981	$98,383
South/West (2)	34,726	35,894	32,802	34,229	31,929
Midwest (3)	75,087	70,022	73,998	71,412	72,005
Other	(19,665)	(22,783)	(16,324)	(23,240)	(15,484)
Total	$212,883	$184,379	$180,633	$195,382	$186,833

	ADJUSTED EBITDA
	Three Months Ended September 30,		Three Months Ended December 31,
	2015	2014	2015	2014
Northeast (1)	$124,880	$96,801	$117,492	$100,095
South/West (2)	29,463	27,573	29,264	29,998
Midwest (3)	68,910	65,892	80,975	62,647
Other	(12,991)	(19,771)	(21,405)	(20,710)
Total	$210,262	$170,495	$206,326	$172,030

(1)         Following the realignment of the Company’s reporting segments, the Northeast reportable segment will consist of the following properties: Hollywood Casino at Charles Town Races, Hollywood Casino Bangor, Hollywood Casino at Penn National Race Course, Hollywood Casino Toledo, Hollywood Casino Columbus, Hollywood Gaming at Dayton Raceway, Hollywood Gaming at Mahoning Valley Race Course, and Plainridge Park Casino.  It also includes the Company’s Casino Rama management service contract.

(2)         Following the realignment of the Company’s reporting segments, the South/West reportable segment will consist of the following properties: Zia Park Casino, the M Resort, Tropicana Las Vegas, Hollywood Casino Tunica, Hollywood Casino Gulf Coast, Boomtown Biloxi, as well as the Jamul Indian Village management service contract project.

(3)         Following the realignment of the Company’s reporting segments, the Midwest reportable segment will consist of the following properties: Hollywood Casino Aurora, Hollywood Casino Joliet, Argosy Casino Alton, Argosy Casino Riverside, Hollywood Casino Lawrenceburg, Hollywood Casino St. Louis and Prairie State Gaming, and includes the Company’s 50% investment in Kansas Entertainment, which owns the Hollywood Casino at Kansas Speedway.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The table below provides information at March 31, 2016 about our financial instruments that are sensitive to changes in interest rates. For debt obligations, the table presents notional amounts maturing during the period and the related weighted-average interest rates by maturity dates. Notional amounts are used to calculate the contractual payments to be exchanged by maturity date and the weighted-average interest rates are based on implied forward LIBOR rates at March 31, 2016.

	04/01/16 - 03/31/17	04/01/17 - 03/31/18	04/01/18 - 03/31/19	04/01/19 - 03/31/20	04/01/20 - 03/31/21	Thereafter	Total	Fair Value 03/31/16
	(in thousands)
Long-term debt:
Fixed rate	$—	$—	$—	$—	$—	$300,000	$300,000	$294,750
Average interest rate						5.88%

Variable rate	$56,011	$68,360	$887,520	$2,500	$234,375	$—	$1,248,766	$1,241,129
Average interest rate (1)	3.53%	3.59%	3.68%	4.25%	3.65%	0.00%

(1)                                 Estimated rate, reflective of forward LIBOR plus the spread over LIBOR applicable to variable-rate borrowing.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Controls and Procedures

The Company’s management, under the supervision and with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of March 31, 2016, which is the end of the period covered by this Quarterly Report on Form 10-Q. As described below, management has identified material weaknesses in our internal controls over financial reporting. As a result of these material weaknesses, our principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were not effective as of March 31, 2016 to ensure that information required to be disclosed by the Company in reports we file or submit under the Exchange Act is (i) recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the United States Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to the Company’s management, including the Company’s principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

As disclosed in Item 9A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015, filed on March 15, 2016, the Company did not maintain effective controls and procedures over the evaluation and accounting of certain complex and non-routine transactions including lease transactions. Specifically, we did not maintain a sufficient complement of personnel with an appropriate level of knowledge and experience to challenge our application of GAAP commensurate with the nature and complexity of certain of our transactions to prevent or detect and correct material misstatements in a timely manner. In addition, we did not maintain effective controls and procedures over the calculation of impairment charges for goodwill and indefinite-lived intangible assets. Specifically, our review controls were not designed with a sufficient level of precision and executed by personnel with an appropriate level of experience to detect material errors in the methodologies used and in the calculation of the impairment charges that were recognized in our consolidated statements.

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

With respect to the material weakness over the accounting for goodwill and indefinite-lived intangible impairment measurement, the Company designed and implemented additional controls during 2015. This included the involvement of a third party consultant to provide the Company with the appropriate level of expertise to assist in the review of the assessment at a sufficient level of precision. The Company currently expects to have this material weakness remediated no later than December 31, 2016, once we have obtained sufficient evidence that the newly designed and implemented controls are operating effectively.

Changes in Internal Control over Financial Reporting

There were no changes that occurred during the fiscal quarter covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonable likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1 — LEGAL PROCEEDINGS

We are not aware of any new legal proceedings, which are required to be disclosed, or any material changes to any legal proceedings previously described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 .

ITEM 1A — RISK FACTORS

We are not aware of any material changes to the risk factors described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

ITEM 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3 — DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 — MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5 — OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

Exhibit	Description of Exhibit

10.1#	Penn National Gaming, Inc. Performance Share Program. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on February 11, 2016).

10.2#

Form of Performance Shares Award Certificate for the Penn National Gaming, Inc. 2008 Long Term Incentive Plan, as amended. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on February 11, 2016).

10.3#*	First Amendment to the Penn National Gaming, Inc. Deferred Compensation Plan.

10.4#*	Second Amendment to the Penn National Gaming, Inc. Deferred Compensation Plan.

31.1*	CEO Certification pursuant to rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934

31.2*	CFO Certification pursuant to rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934

32.1*	CEO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	CFO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Balance Sheets at March 31, 2016 and December 31, 2015, (ii) the Condensed Consolidated Statements of Operations for the three months ended March 31, 2016 and 2015, (iii) the Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2016 and 2015, (iv) the Condensed Consolidated Statements of Changes in Shareholders’ Equity for the three months ended March 31, 2016 and 2015, (v) the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2016 and 2015 and (vi) the notes to the Condensed Consolidated Financial Statements, tagged as blocks of text.

#                                         Compensation plans and arrangements for executives and others.

*                                         Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PENN NATIONAL GAMING, INC.

May 6, 2016	By:	/s/ Timothy J. Wilmott
Timothy J. Wilmott
Chief Executive Officer and President

EXHIBIT INDEX

Exhibit	Description of Exhibit

10.1#	Penn National Gaming, Inc. Performance Share Program. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on February 11, 2016).

10.2#

Form of Performance Shares Award Certificate for the Penn National Gaming, Inc. 2008 Long Term Incentive Plan, as amended. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on February 11, 2016).

10.3#*	First Amendment to the Penn National Gaming, Inc. Deferred Compensation Plan.

10.4#*	Second Amendment to the Penn National Gaming, Inc. Deferred Compensation Plan.

31.1*	CEO Certification pursuant to rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

31.2*	CFO Certification pursuant to rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

32.1*	CEO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	CFO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Balance Sheets at March 31, 2016 and December 31, 2015, (ii) the Condensed Consolidated Statements of Operations for the three months ended March 31, 2016 and 2015, (iii) the Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2016 and 2015, (iv) the Condensed Consolidated Statements of Changes in Shareholders’ Equity for the three months ended March 31, 2016 and 2015, (v) the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2016 and 2015 and (vi) the notes to the Condensed Consolidated Financial Statements, tagged as blocks of text.

#                                         Compensation plans and arrangements for executives and others.

*                                         Filed herewith.