Form 10-Q
period 2016-06-30
PENN NATIONAL GAMING INC
filed 2016-08-05
CIK 921738

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

OR

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title	Outstanding as of July 31, 2016
Common Stock, par value $.01 per share	83,383,585 (includes 177,136 shares of restricted stock)

Forward-looking Statements

This document contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  These statements can be identified by the use of forward looking terminology such as “expects,” “believes,” “estimates,” “projects,” “intends,” “plans,” “seeks,” “may,” “will,” “should” or “anticipates” or the negative or other variations of these or similar words, or by discussions of future events, strategies or risks and uncertainties, including future plans, strategies, performance, developments, acquisitions, capital expenditures, and operating results.  Actual results may vary materially from expectations.  Although the Company believes that its expectations are based on reasonable assumptions within the bounds of its knowledge of its business, there can be no assurance that actual results will not differ materially from our expectations.  Meaningful factors that could cause actual results to differ from expectations include, but are not limited to, risks related to the following: the assumptions included in our financial guidance; the ability of our operating teams to drive revenue, market share and adjusted EBITDA margins; our ability to obtain timely regulatory approvals required to own, develop and/or operate our facilities, or other delays or impediments to completing our planned acquisitions or projects, our ability to secure timely federal, state and local permits and approvals necessary for our construction projects; construction factors, including delays, unexpected remediation costs, local opposition, organized labor, and cost of labor and materials; the passage of state, federal or local legislation (including referenda) that would expand, restrict, further tax, prevent or negatively impact operations in or adjacent to the jurisdictions in which we do or seek to do business (such as a smoking ban at any of our facilities); the effects of local and national economic, credit, capital market, housing, and energy conditions on the economy in general and on the gaming and lodging industries in particular; the activities of our competitors and the rapid emergence of new competitors (traditional, internet, sweepstakes based and video gaming terminals (“VGT”)  in bars and truck stops); increased regulatory involvement in our business; increases in the effective rate of taxation at any of our properties or at the corporate level; our ability to identify attractive acquisition and development opportunities (especially in new business lines) and to agree to terms with, and maintain good relationships with partners/municipalities for such transactions; the costs and risks involved in the pursuit of such opportunities and our ability to complete the acquisition or development of, and achieve the expected returns from, such opportunities; our expectations for the continued availability and cost of capital; the outcome of pending legal proceedings, for example, the ongoing litigation by the Ohio Roundtable addressing the legality of gaming in Ohio; changes in accounting standards; the impact of weather; with regard to our recently completed restatement, risks relating the remediation of any material weaknesses and the costs to strengthen our internal control structure, potential investigations, litigation or other proceedings by governmental authorities, stockholders or other parties, and the risks related to the impact of the recent restatement of the Company’s financial statements on the Company’s reputation, development projects, joint ventures and other commercial contracts; the ability of the Company to generate sufficient future taxable income to realize its deferred tax assets; with respect to the proposed Hollywood Casino-Jamul near San Diego, California, particular risks associated with financing/refinancing a project of this type, sovereign immunity, local opposition (including several pending lawsuits), building a complex project on a relatively small parcel and the receipt of all necessary approvals and permits; with respect to our Plainridge Park Casino in Massachusetts, the ultimate location and timing of the other gaming facilities in the state and region; with respect to our acquisition of social casino game developer, Rocket Games, Inc. (“Rocket”), and other interactive gaming endeavors, risks related to the continued profitability of Rocket and our other social gaming endeavors, the retention of certain key employees, cyber-security, data privacy, intellectual property rights, and legal and regulatory challenges; with respect to Prairie State Gaming, risks relating to our ability to successfully compete in the VGT market, our ability to retain existing customers and secure new customers, risks relating to municipal authorization of VGT operations and the implementation and the ultimate success of the products and services being offered; and other factors as discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, subsequent Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, each as filed with the United States Securities and Exchange Commission.  The Company does not intend to update publicly any forward-looking statements except as required by law.

PENN NATIONAL GAMING, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Penn National Gaming, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

	June 30,	December 31,
	2016	2015
Assets
Current assets
Cash and cash equivalents	$221,360	$237,009
Receivables, net of allowance for doubtful accounts of $2,844 and $2,428 at June 30, 2016 and December 31, 2015, respectively	47,069	45,186
Prepaid expenses	61,189	76,784
Other current assets	13,091	13,497
Total current assets	342,709	372,476
Property and equipment, net	2,894,742	2,980,068
Other assets
Investment in and advances to unconsolidated affiliates	162,951	168,149
Goodwill	911,942	911,942
Other intangible assets, net	390,769	391,442
Advances to the Jamul Tribe	299,092	197,722
Other assets	140,548	116,953
Total other assets	1,905,302	1,786,208
Total assets	$5,142,753	$5,138,752

Liabilities
Current liabilities
Current portion of financing obligation to GLPI	$53,948	$50,548
Current maturities of long-term debt	100,664	92,108
Accounts payable	68,949	72,816
Accrued expenses	100,901	93,666
Accrued interest	5,705	7,091
Accrued salaries and wages	80,744	98,671
Gaming, pari-mutuel, property, and other taxes	49,701	57,486
Insurance financing	4,699	3,125
Other current liabilities	75,242	82,263
Total current liabilities	540,553	557,774

Long-term liabilities
Long-term financing obligation to GLPI, net of current portion	3,485,082	3,514,080
Long-term debt, net of current maturities and debt issuance costs	1,567,153	1,618,851
Deferred income taxes	112,287	107,921
Noncurrent tax liabilities	26,555	—
Other noncurrent liabilities	18,047	18,169
Total long-term liabilities	5,209,124	5,259,021

Shareholders’ equity (deficit)
Series B Preferred stock ($.01 par value, 1,000,000 shares authorized, 0 shares issued and outstanding at June 30, 2016 and December 31, 2015)	—	—
Series C Preferred stock ($.01 par value, 18,500 shares authorized, 7,447 and 8,624 shares issued and outstanding at June 30, 2016 and December 31, 2015, respectively)	—	—
Common stock ($.01 par value, 200,000,000 shares authorized, 84,964,151 and 83,056,668 shares issued, and 82,796,758 and 80,889,275 shares outstanding at June 30, 2016 and December 31, 2015, respectively)	849	830
Treasury stock, at cost (2,167,393 shares held at June 30, 2016 and December 31, 2015)	(28,414)	(28,414)
Additional paid-in capital	1,000,771	988,686
Retained deficit	(1,576,848)	(1,634,591)
Accumulated other comprehensive loss	(3,282)	(4,554)
Total shareholders’ deficit	(606,924)	(678,043)
Total liabilities and shareholders’ deficit	$5,142,753	$5,138,752

See accompanying notes to the condensed consolidated financial statements

Penn National Gaming, Inc. and Subsidiaries

Condensed Consolidated Statements of Income

(in thousands, except per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

Revenues
Gaming	$663,326	$618,919	$1,320,027	$1,210,255
Food, beverage, hotel and other	144,390	117,421	282,238	226,184
Management service fee	2,964	2,816	5,437	4,743
Reimbursable management costs	2,855	—	2,855	—
Revenues	813,535	739,156	1,610,557	1,441,182
Less promotional allowances	(44,113)	(38,200)	(84,684)	(76,088)
Net revenues	769,422	700,956	1,525,873	1,365,094

Operating expenses
Gaming	339,201	313,616	674,518	608,511
Food, beverage, hotel and other	101,873	82,803	199,952	160,732
General and administrative	109,974	118,901	226,478	235,157
Reimbursable management costs	2,855	—	2,855	—
Depreciation and amortization	66,182	62,275	132,202	125,644
Total operating expenses	620,085	577,595	1,236,005	1,130,044
Income from operations	149,337	123,361	289,868	235,050

Other income (expenses)
Interest expense	(114,687)	(109,798)	(231,199)	(218,144)
Interest income	6,597	2,443	11,837	4,313
Income from unconsolidated affiliates	3,548	4,154	8,157	8,136
Other	44	(956)	(2,382)	2,133
Total other expenses	(104,498)	(104,157)	(213,587)	(203,562)

Income from operations before income taxes	44,839	19,204	76,281	31,488
Income tax provision	10,804	16,221	18,538	26,636
Net income	$34,035	$2,983	$57,743	$4,852

Earnings per common share:
Basic earnings per common share	$0.38	$0.03	$0.64	$0.06
Diluted earnings per common share	$0.37	$0.03	$0.63	$0.05

See accompanying notes to the condensed consolidated financial statements.

Penn National Gaming, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income

(in thousands) (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net income	$34,035	$2,983	$57,743	$4,852
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment during the period	(40)	539	1,272	(1,177)
Other comprehensive (loss) income	(40)	539	1,272	(1,177)
Comprehensive income	$33,995	$3,522	$59,015	$3,675

See accompanying notes to the condensed consolidated financial statements.

Penn National Gaming, Inc. and Subsidiaries

Condensed Consolidated Statements of Changes in Shareholders’ Deficit

(in thousands, except share data) (unaudited)

								Accumulated
						Additional	Retained	Other	Total
	Preferred Stock		Common Stock		Treasury	Paid-In	(Deficit)	Comprehensive	Shareholders’
	Shares	Amount	Shares	Amount	Stock	Capital	Earnings	(Loss) Income	Deficit
Balance, December 31, 2014	8,624	$—	79,161,817	$813	$(28,414)	$956,146	$(1,635,277)	$(1,282)	$(708,014)
Share-based compensation arrangements, net of tax benefits of $8,036	—	—	953,721	9	—	18,021	—	—	18,030
Foreign currency translation adjustment	—	—	—	—	—	—	—	(1,177)	(1,177)
Net income	—	—	—	—	—	—	4,852	—	4,852
Balance, June 30, 2015	8,624	—	80,115,538	822	(28,414)	974,167	(1,630,425)	(2,459)	(686,309)

Balance, December 31, 2015	8,624	—	80,889,275	830	(28,414)	988,686	(1,634,591)	(4,554)	(678,043)
Share-based compensation arrangements, net of tax benefits of $4,375	—	—	730,483	7	—	12,097	—	—	12,104
Foreign currency translation adjustment	—	—	—	—	—	—	—	1,272	1,272
Conversion of preferred stock	(1,177)	—	1,177,000	12	—	(12)	—	—	—
Net income	—	—	—	—	—	—	57,743	—	57,743
Balance, June 30, 2016	7,447	$—	82,796,758	$849	$(28,414)	$1,000,771	$(1,576,848)	$(3,282)	$(606,924)

See accompanying notes to the condensed consolidated financial statements.

Penn National Gaming, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(in thousands) (unaudited)

Six Months Ended June 30,	2016	2015

Operating activities
Net income	$57,743	$4,852
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	132,202	125,644
Amortization of items charged to interest expense	3,701	3,008
Change in contingent purchase price	(1,081)	707
(Gain) loss on sale of property and equipment and assets held for sale	(660)	525
Income from unconsolidated affiliates	(8,157)	(8,136)
Distributions from unconsolidated affiliates	13,350	14,000
Deferred income taxes	3,540	18,143
Charge for stock-based compensation	3,037	4,421
(Increase) decrease,
Accounts receivable	(1,800)	(3,462)
Prepaid expenses and other current assets	(6,855)	2,537
Other assets	(321)	5,750
(Decrease) increase,
Accounts payable	(6,025)	6,633
Accrued expenses	7,231	6,059
Accrued interest	(1,386)	3,618
Accrued salaries and wages	(17,927)	2,035
Gaming, pari-mutuel, property and other taxes	(7,601)	10,993
Income taxes	22,965	2,461
Other current and noncurrent liabilities	(2,293)	(96)
Net cash provided by operating activities	189,663	199,692
Investing activities
Capital project expenditures, net of reimbursements	(10,991)	(90,324)
Capital maintenance expenditures	(32,543)	(30,165)
Advances to the Jamul Tribe	(102,220)	(38,452)
Proceeds from sale of property and equipment and assets held for sale	2,272	375
Investment in joint ventures	—	(328)
Increase in cash in escrow	—	(4,000)
Acquisition of other property and equipment	(280)	(248)
Net cash used in investing activities	(143,762)	(163,142)
Financing activities
Proceeds from exercise of options	4,609	5,518
Principal payments on financing obligation with GLPI	(25,598)	(24,298)
Proceeds from issuance of long-term debt, net of issuance costs	24,204	60,000
Principal payments on long-term debt	(63,815)	(53,773)
Payments of other long-term obligations	(6,899)	—
Proceeds from insurance financing	9,524	885
Payments on insurance financing	(7,950)	(8,473)
Tax benefit from stock options exercised	4,375	8,036
Net cash used in financing activities	(61,550)	(12,105)
Net (decrease) increase in cash and cash equivalents	(15,649)	24,445
Cash and cash equivalents at beginning of year	237,009	208,673
Cash and cash equivalents at end of period	$221,360	$233,118

Supplemental disclosure
Interest expense paid, net of amounts capitalized	$229,979	$212,395
Income tax (refunds received)/taxes paid	$(12,133)	$432

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

Penn National Gaming, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

1.  Organization and Basis of Presentation

Penn National Gaming, Inc. (“Penn”) and together with its subsidiaries (collectively, the “Company”) is a diversified, multi-jurisdictional owner and manager of gaming and racing facilities and video gaming terminal operations with a focus on slot machine entertainment. As of June 30, 2016, the Company owned, managed, or had ownership interests in  twenty-seven facilities in the following seventeen jurisdictions: Florida, Illinois, Indiana, Kansas, Maine, Maryland, Massachusetts, Mississippi, Missouri, Nevada, New Jersey, New Mexico, Ohio, Pennsylvania, Texas, West Virginia and Ontario, Canada.

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

Operating results for the three and six months ended June 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016. The notes to the consolidated financial statements contained in the Annual Report on Form 10-K for the year ended December 31, 2015 should be read in conjunction with these condensed consolidated financial statements.  The December 31, 2015 financial information has been derived from the Company’s audited consolidated financial statements.

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

Revenues include reimbursable costs associated with the Company’s management agreement with the Jamul Indian Village of California (the “Tribe”), which represent amounts received or due pursuant to the Company’s management agreement for the reimbursement of expenses, primarily payroll costs, incurred on their behalf. The Company recognizes the reimbursable costs associated with this contract as revenue on a gross basis, with an offsetting amount charged to operating expense as it is the primary obligor for these costs.

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

The amounts included in promotional allowances for the three and six months ended June 30, 2016 and 2015 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in thousands)
Rooms	$10,098	$8,903	$19,220	$17,239
Food and beverage	31,796	27,215	61,318	54,651
Other	2,219	2,082	4,146	4,198
Total promotional allowances	$44,113	$38,200	$84,684	$76,088

The estimated cost of providing such complimentary services for the three and six months ended June 30, 2016 and 2015 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in thousands)
Rooms	$1,349	$974	$2,546	$1,909
Food and beverage	12,194	10,657	23,718	21,486
Other	911	873	1,655	1,711
Total cost of complimentary services	$14,454	$12,504	$27,919	$25,106

Gaming and Racing Taxes

The Company is subject to gaming and pari-mutuel taxes based on gross gaming revenue and pari-mutuel revenue in the jurisdictions in which it operates. The Company primarily recognizes gaming and pari-mutuel tax expense based on the statutorily required percentage of revenue that is required to be paid to state and local jurisdictions in the states where or in which wagering occurs. In certain states in which the Company operates, gaming taxes are based on graduated rates. The Company records gaming tax expense at the Company’s estimated effective gaming tax rate for the year, considering estimated taxable gaming revenue and the applicable rates. Such estimates are adjusted each interim period. If gaming tax rates change during the year, such changes are applied prospectively in the determination of gaming tax expense in future interim periods. Finally, the Company recognizes purse expense based on the statutorily required percentage of revenue that is required to be paid out in the form of purses to the winning owners of horse races run at the Company’s racetracks in the period in which wagering occurs. For the three and six months ended June 30, 2016, these expenses, which are recorded primarily within gaming expense in the condensed consolidated statements of income, were $259.5 million and  $515.9 million, as compared to $244.5 million and $471.5 million for the three and six months ended June 30, 2015.

Long-term asset related to the Jamul Tribe

On April 5, 2013, the Company announced that, subject to final National Indian Gaming Commission approval, it and the Jamul Indian Village of California (the “Tribe”) had entered into definitive agreements to jointly develop a Hollywood Casino-branded gaming facility on the Tribe’s trust land in San Diego County, California. The definitive agreements were entered into to: (i) secure the development, management, and branding services of the Company to assist the Tribe during the pre-development and entitlement phase of the project; (ii) set forth the terms and conditions under which the Company will provide a loan or loans to the Tribe to fund certain development costs; and (iii) create an exclusive arrangement between the parties.

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

The proposed $390 million development project will include a three-story gaming and entertainment facility of approximately 200,000 square feet featuring over 1,700 slot machines, 43 live table games, including poker, multiple restaurants, bars and lounges and a partially enclosed parking structure with over 1,800 spaces.  In mid-January 2014, the Company commenced construction activities at the site and it is anticipated that the facility will open in August this year.  The Company currently provides financing to the Tribe in connection with the project and, upon opening, will manage and provide branding for the casino. The Company has a conditional loan commitment to the Tribe (that can be terminated under certain circumstances) for up to $400 million and anticipates it will fund approximately $390 million related to this development.

The Company is accounting for the development agreement and related loan commitment letter with the Tribe as a loan (the “Senior Loans”) with accrued interest in accordance with ASC 310, “Receivables.” The Senior Loans represent advances made by the Company to the Tribe for the development and construction of a gaming facility for the Tribe on reservation land. As such, the Tribe will own the casino and its related assets and liabilities. San Diego Gaming Ventures, LLC (a wholly-owned subsidiary of the Company) is a separate legal entity established to account for the Senior Loans and, upon completion of the project and subsequent commencement of gaming operations on the Property, will be the Penn entity which receives management and licensing fees from the Tribe. The Company’s Senior Loans with the Tribe totaled $299.1 million and $197.7 million, which includes accrued interest of $25.3 million, and $13.9 million, at June 30, 2016 and December 31, 2015, respectively. Collectability of the Senior Loans will be derived from the revenues of the casino operations once the project is completed. Based on the Company’s current progress with this project, the Company believes collectability of the Senior Loans is highly certain. However, in the event that the Company’s internal projections related to the profitability of this project and/or the timing of the opening are inaccurate, the Company may be required to record a reserve related to the collectability of the Senior Loans.

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

At June 30, 2016 and 2015, the Company had outstanding 7,447 and 8,624, respectively, shares of Series C Convertible Preferred Stock. During the three months ended June 30, 2016, 1,177 shares of Series C Preferred Stock were sold by the holders of these securities, which converted into 1,177,000 shares of common stock under previously agreed upon terms. The Company determined that the preferred stock qualified as a participating security as defined in ASC 260 since these securities participate in dividends with the Company’s common stock. In accordance with ASC 260, a company is required to use the two-class method when computing EPS when a company has a security that qualifies as a “participating security.” The two-class method is an earnings allocation formula that determines EPS for each class of common stock and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings. A participating security is included in the computation of basic EPS using the two-class method. Under the two-class method, basic EPS for the Company’s common stock is computed by dividing net income applicable to common stock by the weighted-average common shares outstanding during the period. Diluted EPS for the Company’s common stock is computed using the more dilutive of the two-class method or the if-converted method.

The following table sets forth the allocation of net income for the three and six months ended June 30, 2016 and 2015 under the two-class method:

	Three Months Ended June 30,	Three Months Ended June 30,	Six Months Ended June 30,	Six Months Ended June 30,
	2016	2015	2016	2015
	(in thousands)		(in thousands)

Net income	$34,035	$2,983	$57,743	$4,852
Net income applicable to preferred stock	3,151	291	5,452	474
Net income applicable to common stock	$30,884	$2,692	$52,291	$4,378

The following table reconciles the weighted-average common shares outstanding used in the calculation of basic EPS to the weighted-average common shares outstanding used in the calculation of diluted EPS for the three and six months ended June 30, 2016 and 2015:

	Three Months Ended June 30,	Three Months Ended June 30,	Six Months Ended June 30,	Six Months Ended June 30,
	2016	2015	2016	2015
	(in thousands)		(in thousands)
Determination of shares:
Weighted-average common shares outstanding	81,647	79,758	81,308	79,580
Assumed conversion of dilutive employee stock-based awards	1,474	2,298	1,459	2,301
Assumed conversion of restricted stock	34	49	42	60
Diluted weighted-average common shares outstanding before participating security	83,155	82,105	82,809	81,941
Assumed conversion of preferred stock	8,331	8,624	8,478	8,624
Diluted weighted-average common shares outstanding	91,486	90,729	91,287	90,565

Options to purchase 2,889,501 shares and 1,604,583 shares were outstanding during the six months ended June 30, 2016 and 2015, respectively, but were not included in the computation of diluted EPS because they were antidilutive.

The following table presents the calculation of basic and diluted EPS for the Company’s common stock for the the three and six months ended June 30, 2016 and 2015 (in thousands, except per share data):

	Three Months Ended June 30,	Three Months Ended June 30,	Six Months Ended June 30,	Six Months Ended June 30,
	2016	2015	2016	2015
Calculation of basic EPS:
Net income applicable to common stock	$30,884	$2,692	$52,291	$4,378
Weighted-average common shares outstanding	81,647	79,758	81,308	79,580
Basic EPS	$0.38	$0.03	$0.64	$0.06

Calculation of diluted EPS using two-class method:
Net income applicable to common stock	$30,884	$2,692	$52,291	$4,378
Diluted weighted-average common shares outstanding before participating security	83,155	82,105	82,809	81,941
Diluted EPS	$0.37	$0.03	$0.63	$0.05

Stock-Based Compensation

The Company accounts for stock compensation under ASC 718, “Compensation-Stock Compensation,” which requires the Company to expense the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. This expense is recognized ratably over the requisite service period following the date of grant.

The fair value for stock options was estimated at the date of grant using the Black-Scholes option-pricing model, which requires management to make certain assumptions. The risk-free interest rate was based on the U.S. Treasury spot rate with a term equal to the expected life assumed at the date of grant. Expected volatility was estimated based on the historical volatility of the Company’s stock price over a period of 5.40 years, in order to match the expected life of the options at the grant date. Historically, at the grant date, there has been no expected dividend yield assumption since the Company has not paid any cash dividends on its common stock since its initial public offering in May 1994 and since the Company intends to retain all of its earnings to finance the development of its business for the foreseeable future. The weighted-average expected life was based on the contractual term of the stock option and expected employee exercise dates, which was based on the historical and expected exercise behavior of the Company’s employees.  The Company granted 1,561,035 stock options during the six months ended June 30, 2016.

Stock-based compensation expense for the three and six months ended June 30, 2016 was $1.6 million and $3.1 million, as compared to $2.3 million and $4.4 million for the three and six months ended June 30, 2015, and is included within the condensed consolidated statements of income under general and administrative expense.

The Company’s cash-settled phantom stock unit awards (“PSUs”), which vest over a period of three to four years, entitle employees and directors to receive cash based on the fair value of the Company’s common stock on the vesting date.  The PSUs are accounted for as liability awards and are re-measured at fair value each reporting period until they become vested with compensation expense being recognized over the requisite service period in accordance with ASC 718-30, “Compensation—Stock Compensation, Awards Classified as Liabilities.” The Company had a liability, which is included in accrued salaries and wages within the condensed consolidated balance sheets, associated with its PSUs of $6.2 million and $7.8 million at June 30, 2016 and December 31, 2015, respectively. For PSUs held by Penn employees, there was $12.0 million of total unrecognized compensation cost at June 30, 2016 that will be recognized over the grants remaining weighted average vesting period of 1.57 years. For the three and six months ended June 30, 2016, the Company recognized $0.6 million and $3.6 million of compensation expense associated with these awards, as compared to $5.0 million and $9.5 million for the three and six months ended June 30, 2015.  The decrease was primarily due to changes in stock price year-over-year for both Penn and GLPI awards held by Penn employees. Amounts paid by the Company for the three and six months ended June 30, 2016 on these cash-settled awards totaled $0.1 million and $4.5 million, as compared to $0.1 million and $5.3 million for the three and six months ended June 30, 2015.

For the Company’s stock appreciation rights (“SARs”), the fair value of the SARs is calculated during each reporting period and estimated using the Black-Scholes option pricing model based on the various inputs discussed below. The Company’s SARs, which vest over a period of four years, are accounted for as liability awards since they will be settled in cash. The Company had a liability, which is included in accrued salaries and wages within the condensed consolidated balance sheets, associated with its SARs of $7.7 million and $8.0 million at June 30, 2016 and December 31, 2015, respectively. For SARs held by Penn employees, there was $5.8 million of total unrecognized compensation cost at June 30, 2016 that will be recognized over the awards remaining weighted average vesting period of 2.89 years. For the three and six months ended June 30, 2016, the Company recognized a credit of $0.5 million and compensation expense of $1.4 million associated with these awards, as compared to compensation expense of $2.5 million and $7.1 million for the three and six months ended June 30, 2015. The decrease was primarily due to changes in stock price year-over-year for both Penn and GLPI awards held by Penn employees.  Amounts paid by the Company for the three and six months ended June 30, 2016 on these cash-settled awards totaled $1.1 million and $1.5 million, as compared to $0.5 million and $2.3 million for the three and six months ended June 30, 2015.

The following are the weighted-average assumptions used in the Black-Scholes option-pricing model for stock option awards granted during the six months ended June 30, 2016 and 2015, respectively:

	2016	2015

Risk-free interest rate	1.20%	1.53%
Expected volatility	31.22%	36.86%
Dividend yield	—	—
Weighted-average expected life (years)	5.40	5.45

Segment Information

The Company’s Chief Executive Officer and President, who is the Company’s Chief Operating Decision Maker, as that term is defined in ASC 280, “Segment Reporting” (“ASC 280”), measures and assesses the Company’s business performance based on regional operations of various properties grouped together based primarily on their geographic locations. During the second quarter of 2016, the Company changed its three reportable segments from East/Midwest, West and Southern Plains to Northeast, South/West, and Midwest in connection with the addition of a new regional vice president and a realignment of responsibilities within our segments.  This realignment changed the manner in which information is provided to the CODM and therefore how performance is assessed and resources are allocated to the business.

The Northeast reportable segment consists of the following properties: Hollywood Casino at Charles Town Races, Hollywood Casino Bangor, Hollywood Casino at Penn National Race Course, Hollywood Casino Toledo, Hollywood Casino Columbus, Hollywood Gaming at Dayton Raceway, Hollywood Gaming at Mahoning Valley Race Course, and Plainridge Park Casino, which opened on June 24, 2015. It also includes the Company’s Casino Rama management service contract.

The South/West reportable segment consists of the following properties: Zia Park Casino, Hollywood Casino Tunica, Hollywood Casino Gulf Coast, Boomtown Biloxi, M Resort, and Tropicana Las Vegas, which was acquired on August 25, 2015, as well as the Hollywood Casino Jamul-San Diego project with the Tribe, which the Company anticipates completing in August this year.

The Midwest reportable segment consists of the following properties: Hollywood Casino Aurora, Hollywood Casino Joliet, Argosy Casino Alton, Argosy Casino Riverside, Hollywood Casino Lawrenceburg, Hollywood Casino St. Louis, and Prairie State Gaming, which the Company acquired on September 1, 2015, and includes the Company’s 50% investment in Kansas Entertainment, LLC (“Kansas Entertainment”), which owns the Hollywood Casino at Kansas Speedway.

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

In addition to GAAP financial measures, management uses adjusted EBITDA as an important measure of the operating performance of its segments, including the evaluation of operating personnel and believes it is especially relevant in evaluating large, long lived casino projects because they provide a perspective on the current effects of operating decisions separated from the substantial non-operational depreciation charges and financing costs of such projects. The Company defines adjusted EBITDA as earnings before interest, taxes, stock compensation, debt extinguishment charges, impairment charges, insurance recoveries and deductible charges, depreciation and amortization, changes in the estimated fair value of contingent purchase price to the previous owners of Plainridge Racecourse, gain or loss on disposal of assets, and other income or expenses. Adjusted EBITDA is also inclusive of income or loss from unconsolidated affiliates, with the Company’s share of non-operating items (such as depreciation and amortization) added back for its joint venture in Kansas Entertainment. Adjusted EBITDA excludes payments associated with our Master Lease agreement with GLPI as the transaction is accounted for as a financing obligation. Adjusted EBITDA should not be construed as an alternative to operating income, as an indicator of the Company’s operating performance, as an alternative to cash flows from operating activities, as a measure of liquidity, or as any other measure of performance determined in accordance with GAAP. The Company has significant uses of cash flows, including capital expenditures, interest payments, taxes and debt principal repayments, which are not reflected in adjusted EBITDA.

See Note 7 for further information with respect to the Company’s segments.

Other Comprehensive Income

The Company accounts for comprehensive income in accordance with ASC 220, “Comprehensive Income,” which establishes standards for the reporting and presentation of comprehensive income in the consolidated financial statements. The Company presents comprehensive income in two separate but consecutive statements. For the three and six months ended June 30, 2016 and 2015, the only component of accumulated other comprehensive income was foreign currency translation adjustments.

3. New Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which impacts virtually all aspects of an entity’s revenue recognition. The core principle of Topic 606 is that revenue should be recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In July 2015, the FASB deferred the effective date of the standard by one year which results in the new standard being effective for the Company at the beginning of its first quarter of fiscal year 2018. In addition, during March, April and May 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net), ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing and ASU 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients, respectively, which clarified the guidance on certain items such as reporting revenue as a principal versus agent, identifying performance obligations, accounting for intellectual property licenses, assessing collectability and presentation of sales taxes. The Company is currently assessing the impact that the adoption of the new standard will have on its consolidated financial statements and related disclosures, including possible transition alternatives.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which will require, among other items, lessees to recognize a right-of-use asset and a lease liability for most leases. Extensive quantitative and qualitative disclosures, including significant judgments made by management, will be required to provide greater insight into the extent of revenue and expense recognized and expected to be recognized from existing contracts. The accounting applied by a lessor is largely unchanged from that applied under the current standard. The standard must be adopted using a modified retrospective transition approach and provides for certain practical expedients. The ASU is effective for public entities for fiscal years beginning after December 15, 2018, with early adoption permitted. Management has not yet completed its assessment of the impact of the new standard on the Company’s consolidated financial statements.

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

4.  Property and Equipment

Property and equipment, net, consists of the following:

	June 30,	December 31,
	2016	2015
	(in thousands)

Property and equipment - non-leased
Land and improvements	$289,147	$288,910
Building and improvements	401,693	396,497
Furniture, fixtures and equipment	1,321,965	1,303,153
Leasehold improvements	132,009	129,012
Construction in progress	14,028	9,175
	2,158,842	2,126,747
Less Accumulated depreciation	(1,164,816)	(1,093,115)
	994,026	1,033,632
Property and equipment - master lease
Land and improvements	382,246	382,246
Building and improvements	2,219,018	2,219,018
	2,601,264	2,601,264
Less accumulated depreciation	(700,548)	(654,828)
	1,900,716	1,946,436
Property and equipment, net	$2,894,742	$2,980,068

Property and equipment, net decreased by $85.3 million for the six months ended June 30, 2016 primarily due to depreciation expense, which is partially offset by improvements at Tropicana Las Vegas, and normal capital maintenance expenditures for the six months ended June 30, 2016.

   Depreciation expense, for property and equipment including assets under capital leases, totaled $65.7 million and $131.3 million for the three and six months ended June 30, 2016, respectively, of which $22.8 million, $45.7 million related to assets under the Master Lease, respectively. No interest was capitalized in connection with major construction projects for the three and six months ended June 30, 2016 compared to $1.2 million and $1.8 million for the three and six months ended June 30, 2015.

5.  Long-term Debt

Long-term debt, net of current maturities, is as follows:

	June 30,	December 31,
	2016	2015
	(in thousands)

Senior secured credit facility	$1,220,792	$1,259,740
$300 million 5.875 % senior unsecured notes due November 1, 2021	300,000	300,000
Other long-term obligations	139,759	146,992
Capital leases	27,598	28,466
	1,688,149	1,735,198
Less current maturities of long-term debt	(100,664)	(92,108)
Less net discounts	(653)	(686)
Less debt issuance costs, net of accumulated amortization of $16.9 million and $13.3 million, respectively	(19,679)	(23,553)
	$1,567,153	$1,618,851

The following is a schedule of future minimum repayments of long-term debt as of June 30, 2016 (in thousands):

Within one year	$100,554
1-3 years	954,737
3-5 years	268,696
Over 5 years	364,162
Total minimum payments	$1,688,149

Senior Secured Credit Facility

On April 28, 2015, the Company entered into an agreement to amend its senior secured credit facility.   In August 2015, the amendment to the senior secured credit facility went into effect increasing the capacity under an existing five year revolver from $500 million to $633.2 million and increased the existing five year $500 million Term Loan A facility by $146.7 million. The seven year $250 million Term Loan B facility remained unchanged.  At June 30, 2016, the Company’s senior secured credit facility had a gross outstanding balance of $1,220.8 million, consisting of a $568.0 million Term Loan A facility, a $243.8 million Term Loan B facility, and $409.0 million outstanding on the revolving credit facility. Additionally, at June 30, 2016, the Company had conditional obligations under letters of credit issued pursuant to the senior secured credit facility with face amounts aggregating $23.5 million, resulting in $200.7 million of available borrowing capacity as of June 30, 2016 under the revolving credit facility.

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

At June 30, 2016, the Company was in compliance with all required financial covenants.

6.  Master Lease Financing Obligation

The Company’s Master Lease with GLPI is accounted for as a financing obligation. The obligation was calculated at the inception of the transaction based on the future minimum lease payments due to GLPI under the Master Lease discounted at 9.70%, which represents the estimated incremental borrowing rate over the lease term, including renewal options that were reasonably assured of being exercised and the funded construction of certain leased real estate assets in development at the date of the Spin-Off. Total payments under the Master Lease were $110.8 million and $222.2 million and $109.5 million and $218.4 million for the three and six months ended June 30, 2016 and 2015, respectively. The interest expense recognized for the three and six months ended June 30, 2016 was $97.8 million and $196.5 million as compared to $97.7 million and $194.1 million for the three and six months ended June 30, 2015, respectively.

7.  Segment Information

During the second quarter of 2016, the Company changed its three reportable segments from East/Midwest, West and Southern Plains to Northeast, South/West, and Midwest in connection with the addition of a new regional vice president and a realignment of responsibilities within our segments.  Segment information for prior periods has been restated for comparability.  The following tables (in thousands) present certain information with respect to the Company’s segments. Intersegment revenues between the Company’s segments were not material in any of the periods presented below.  The income (loss) from operations by segment presented below does not include allocations for corporate overhead costs or expenses associated with utilizing property subject to the Master Lease.

Three months ended June 30, 2016	Northeast	South/West	Midwest	Other (1)	Total
Income (loss) from operations	$103,695	$27,622	$57,446	$(39,426)	$149,337
Charge for stock compensation	—	—	—	1,582	1,582
Depreciation and amortization	23,209	8,839	9,460	24,674	66,182
Plainridge contingent purchase price	119	—	—	—	119
(Gain) loss on disposal of assets	(14)	11	(52)	496	441
Income (loss) from unconsolidated affiliates	—	—	3,744	(196)	3,548
Non-operating items for Kansas JV	—	—	2,571	—	2,571
Adjusted EBITDA	$127,009	$36,472	$73,169	$(12,870)	$223,780

Three months ended June 30, 2015	Northeast	South/West	Midwest	Other (1)	Total
Income (loss) from operations	$90,075	$29,091	$54,620	$(50,425)	$123,361
Charge for stock compensation	—	—	—	2,337	2,337
Depreciation and amortization	22,413	5,000	9,897	24,965	62,275
Plainridge contingent purchase price	356	—	—	—	356
Loss (gain) on disposal of assets	137	138	(34)	130	371
Income (loss) from unconsolidated affiliates	—	—	4,401	(247)	4,154
Non-operating items for Kansas JV	—	—	2,528	—	2,528
Adjusted EBITDA	$112,981	$34,229	$71,412	$(23,240)	$195,382

Six months ended June 30, 2016	Northeast	South/West	Midwest	Other (1)	Total
Income (loss) from operations	$204,616	$53,607	$115,670	$(84,025)	$289,868
Charge for stock compensation	—	—	—	3,037	3,037
Depreciation and amortization	46,202	17,604	19,028	49,368	132,202
Plainridge contingent purchase price	(1,081)	—	—	—	(1,081)
Loss (gain) on disposal of assets	7	(14)	(45)	(608)	(660)
Income (loss) from unconsolidated affiliates	—	—	8,462	(305)	8,157
Non-operating items for Kansas JV	—	—	5,141	—	5,141
Adjusted EBITDA	$249,744	$71,197	$148,256	$(32,533)	$436,664

Six months ended June 30, 2015	Northeast	South/West	Midwest	Other (1)	Total
Income (loss) from operations	$167,846	$59,604	$108,110	$(100,510)	$235,050
Charge for stock compensation	—	—	—	4,421	4,421
Depreciation and amortization	45,667	10,120	19,862	49,995	125,644
Plainridge contingent purchase price	707	—	—	—	707
Loss (gain) on disposal of assets	7	400	(7)	125	525
Income (loss) from unconsolidated affiliates	—	—	8,189	(53)	8,136
Non-operating items for Kansas JV	—	—	5,278	—	5,278
Adjusted EBITDA	$214,227	$70,124	$141,432	$(46,022)	$379,761

	Northeast	South/West	Midwest	Other (1)	Total
	(in thousands)
Three months ended June 30, 2016
Net revenues	$401,516	$140,108	$220,256	$7,542	$769,422
Capital expenditures	8,268	6,726	6,348	823	22,165

Three months ended June 30, 2015
Net revenues	$372,926	$113,345	$208,838	$5,847	$700,956
Capital expenditures	59,087	5,208	6,221	1,184	71,700

Six months ended June 30, 2016
Net revenues	$794,722	$276,076	$441,334	$13,741	$1,525,873
Capital expenditures	15,387	14,311	12,330	1,506	43,534

Six months ended June 30, 2015
Net revenues	$713,720	$227,253	$413,535	$10,586	$1,365,094
Capital expenditures	97,315	9,859	11,215	2,100	120,489

Balance sheet at June 30, 2016
Total assets	871,304	1,070,927	1,072,327	2,128,195	5,142,753
Investment in and advances to unconsolidated affiliates	81	—	98,721	64,149	162,951
Goodwill and other intangible assets, net	324,285	224,746	749,344	4,336	1,302,711

Balance sheet at December 31, 2015
Total assets	918,292	968,152	1,091,514	2,160,794	5,138,752
Investment in and advances to unconsolidated affiliates	84	—	103,608	64,457	168,149
Goodwill and other intangible assets, net	324,285	224,746	750,127	4,226	1,303,384

(1) Includes depreciation expense associated with the real property assets under the Master Lease with GLPI.  In addition, total assets include these assets.  The interest expense associated with the financing obligation is reflected in the other category.  Net revenues and income (loss) from unconsolidated affiliates relate to the Company’s stand-alone racing operations, namely Rosecroft Raceway, Sanford Orlando Kennel Club and the Company’s Texas and New Jersey joint ventures which do not have gaming operations.  Other also includes the recently created Penn Interactive Ventures, LLC, which is a wholly-owned subsidiary that is pursuing our new interactive gaming strategy.

8. Income Taxes

At June 30, 2016 and December 31, 2015, the Company had a net deferred tax liability balance of $112.3 million and $107.9 million, respectively, within its condensed consolidated balance sheets.  The Company accounts for income taxes in accordance with ASC 740 “Income Taxes”.  Under ASC 740, deferred tax assets and liabilities are determined based on the differences between the financial statement carrying amount and the tax bases of existing assets and liabilities and are measured at the prevailing enacted tax rates that will be in effect when these differences are settled or realized.  ASC 740 also requires that deferred tax assets be reduced by a valuation allowance if it is more-likely-than-not that some portion or all of the deferred tax assets will not be realized.  In the fourth quarter of 2013, the Company concluded that as a result of the failed spin-off-leaseback accounting treatment which resulted in a significant increase to its deferred tax assets, a valuation allowance should be recorded on the Company’s deferred tax assets given the significant negative evidence associated with being in or expecting to be in a three year cumulative pre-tax loss position and the insufficient objectively verifiable positive evidence to support the realization of the Company’s deferred tax assets. As of June 30, 2016 and December 31, 2015, we have a valuation allowance which totaled $831.8 million and $844.3 million, respectively, only on the portion of the deferred tax assets that are more likely than not to be unrealized as a result of the negative objective evidence of being in a three year cumulative loss.

The Company calculates the provision for income taxes during interim reporting periods by applying an estimate of the annual effective tax rate (“ETR”) to the full year projected pretax book income or loss excluding certain discrete items. The Company’s ETR (income taxes as a percentage of income from operations before income taxes) including discrete items was 24.10% and 24.30% for the three and six months ended June 30, 2016, as compared to 84.47% and 84.59% for the three and six months ended June 30, 2015, primarily due to a year-over-year reduction to our federal and state valuation allowance coupled with an increase to earnings before income taxes.

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

Other long term obligations at June 30, 2016, included the relocation fees for Hollywood Gaming at Dayton Raceway and Hollywood Gaming at Mahoning Valley Race Course and the repayment obligation of a hotel and event center located near Hollywood Casino Lawrenceburg. The fair value of the relocation fees for Hollywood Gaming at Dayton Raceway and Hollywood Gaming at Mahoning Valley Race Course approximates its carrying value as the discount rate of 5.0% approximates the market rate of similar debt instruments and as such is a Level 2 measurement.  Finally, the fair value of the repayment obligation for the hotel and event center is estimated based on a rate consistent with comparable municipal bonds and as such is a Level 2 measurement.  See Note 5 for further details regarding the Company’s other long term obligations.

Other liabilities

Other liabilities at June 30, 2016 included the contingent purchase price consideration related to the purchase of Plainridge Racecourse.  The fair value of the Company’s contingent purchase price consideration related to its Plainridge

Racecourse acquisition is estimated based on a discounted cash flow model and as such is a Level 3 measurement.  At each reporting period, the Company assesses the fair value of this obligation and changes in its value are recorded in earnings. The amount included in general and administrative expense related to the change in fair value of this obligation was a charge of $0.1 million and a gain of $1.1 million for the three and six months ended June 30, 2016, respectively, compared to a charge of $0.3 million and $0.7 million for the three and six months ended June 30, 2015, respectively.

The carrying amounts and estimated fair values by input level of the Company’s financial instruments at June 30, 2016 and December 31, 2015 are as follows (in thousands):

	June 30, 2016
	Carrying
	Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$221,360	$221,360	$221,360	$—	$—
Financial liabilities:
Long-term debt
Senior secured credit facility	1,203,740	1,214,502	805,502	409,000	—
Senior unsecured notes	296,573	294,000	294,000	—	—
Other long-term obligations	139,759	142,504	—	142,504	—
Other liabilities	12,733	12,733	—	—	12,733

	December 31, 2015
	Carrying
	Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$237,009	$237,009	$237,009	$—	$—
Financial liabilities:
Long-term debt
Senior secured credit facility	1,239,049	1,251,975	829,975	422,000	—
Senior unsecured notes	296,252	291,000	291,000	—	—
Other long-term obligations	146,992	147,358	—	147,358	—
Other liabilities	13,815	13,815	—	—	13,815

The following table summarizes the changes in fair value of the Company’s Level 3 liabilities (in thousands):

Six Months Ended
June 30, 2016
Liabilities
Contingent
Purchase Price
Balance at January 1, 2016	$13,815
Total (gains) (realized or unrealized):
Included in earnings	(1,082)
Balance at June 30, 2016	$12,733

The following table summarizes the significant unobservable inputs used in calculating fair value for our Level 3 liabilities:

	Valuation	Unobservable
	Technique	Input	Rate
Contingent purchase price	Discounted cash flow	Discount rate	8.30%

10. Investment in Unconsolidated Affiliates

The Company has a 50% investment in Kansas Entertainment, which is a joint venture with International Speedway Corporation (“International Speedway”). Kansas Entertainment owns Hollywood Casino at Kansas Speedway which is a Hollywood themed facility featuring 244,791 of property square footage with 2,000 slot machines, 40 table games and 12 poker tables, a 1,253 space parking structure, as well as a variety of dining and entertainment facilities.  For the year ended December 31, 2015, the Company’s investment in Kansas Entertainment met the requirements of S-X Rule 4-08(g) to provide summarized financial information.  The following table provides summary income statement information for Kansas Entertainment as required under S-X Rule 1-02(bb) for the comparative periods presented in the Company’s condensed consolidated statements of income.

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net revenues	$37,872	$39,780	$77,754	$78,739
Operating expenses	30,384	30,978	60,829	62,361
Income from operations	7,488	8,802	16,925	16,378
Net income	$7,488	$8,802	$16,925	$16,378

Net income attributable to Penn	$3,744	$4,401	$8,462	$8,189

11. Subsequent Events

On August 3, 2016, the Company announced that it entered into a definitive stock purchase agreement effective July 28, 2016, to acquire all of social casino game developer, Rocket Games, Inc. (“Rocket”), for $60 million in cash, subject to a number of adjustments based on, among other things, Rocket’s working capital, cash and outstanding indebtedness.  The Stock Purchase Agreement also provides for contingent consideration over the next two years, up to a cap of $110 million, which ultimate amount will be based off of multiples of Rocket’s then-trailing twelve months of earnings before interest, taxes, depreciation and amortization.  The acquisition closed on August 1, 2016 and was funded by Penn with cash on hand and borrowings under its revolving line of credit.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our Operations

We are a leading, diversified, multi-jurisdictional owner and manager of gaming and racing facilities and video gaming terminal operations. As of June 30, 2016, we owned, managed, or had ownership interests in twenty-seven facilities in the following seventeen jurisdictions: Florida, Illinois, Indiana, Kansas, Maine, Maryland, Massachusetts, Mississippi, Missouri, Nevada, New Jersey, New Mexico, Ohio, Pennsylvania, Texas, West Virginia, and Ontario, Canada. We believe that our portfolio of assets provides us the benefit of geographically diversified cash flow from operations.

On June 24, 2015, we opened Plainridge Park Casino, an integrated racing and slots-only gaming facility in Plainville, Massachusetts. On August 25, 2015, we completed our acquisition of Tropicana Las Vegas Hotel and Casino (“Tropicana Las Vegas”) in Las Vegas, Nevada. On September 1, 2015, we completed our acquisition of Illinois Gaming Investors, LLC (d/b/a Prairie State Gaming), one of the largest video gaming terminal route operators in Illinois. In addition, we are developing a Hollywood Casino branded gaming facility on the Jamul Indian Village near San Diego, California, which we will manage upon its anticipated opening in August this year.  Finally, we recently implemented our interactive gaming strategy through our subsidiary, Penn Interactive Ventures, LLC, which included launching our HollywoodCasino.com Play4Fun social gaming platform with Scientific Games and our HollywoodSlots.com mobile social gaming platform with OpenWager.

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

Segment Information

The Company’s Chief Executive Officer and President, who is the Company’s Chief Operating Decision Maker, as that term is defined in ASC 280, measures and assesses the Company’s business performance based on regional operations of various properties grouped together based primarily on their geographic locations. During the second quarter of 2016, the Company changed its three reportable segments from East/Midwest, West and Southern Plains to Northeast, South/West, and Midwest in connection with the addition of a new regional vice president and a realignment of responsibilities within our segments. Segment information for prior periods has been restated for comparability.

The Northeast reportable segment consists of the following properties: Hollywood Casino at Charles Town Races, Hollywood Casino Bangor, Hollywood Casino at Penn National Race Course, Hollywood Casino Toledo, Hollywood Casino Columbus, Hollywood Gaming at Dayton Raceway, Hollywood Gaming at Mahoning Valley Race Course, and Plainridge Park Casino, which opened on June 24, 2015. It also includes the Company’s Casino Rama management service contract.

The South/West reportable segment consists of the following properties: Zia Park Casino, Hollywood Casino Tunica, Hollywood Casino Gulf Coast, Boomtown Biloxi, M Resort, and Tropicana Las Vegas, which was acquired on August 25, 2015, as well as the Hollywood Casino Jamul—San Diego project with the Tribe, which the Company anticipates completing in August this year.

The Midwest reportable segment consists of the following properties: Hollywood Casino Aurora, Hollywood Casino Joliet, Argosy Casino Alton, Argosy Casino Riverside, Hollywood Casino Lawrenceburg, Hollywood Casino St. Louis, and Prairie State Gaming, which the Company acquired on September 1, 2015, and includes the Company’s 50% investment in Kansas Entertainment, which owns the Hollywood Casino at Kansas Speedway.

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

In addition to GAAP financial measures, management uses adjusted EBITDA as an important measure of the operating performance of its segments, including the evaluation of operating personnel and believes it is especially relevant in evaluating large, long lived casino projects because they provide a perspective on the current effects of operating decisions separated from the substantial non-operational depreciation charges and financing costs of such projects. The Company defines adjusted EBITDA as earnings before interest, taxes, stock compensation, debt extinguishment charges, impairment charges, insurance recoveries and deductible charges, depreciation and amortization, changes in the estimated fair value of contingent purchase price to the previous owners of Plainridge Racecourse, gain or loss on disposal of assets, and other income or expenses. Adjusted EBITDA is also inclusive of income or loss from unconsolidated affiliates, with the Company’s share of non-operating items (such as depreciation and amortization) added back for its joint venture in Kansas Entertainment. Adjusted EBITDA excludes payments associated with our Master Lease agreement with GLPI as the transaction is accounted for as a financing obligation. Adjusted EBITDA should not be construed as an alternative to operating income, as an indicator of the Company’s operating performance, as an alternative to cash flows from operating activities, as a measure of liquidity, or as any other measure of performance determined in accordance with GAAP. The Company has significant uses of cash flows, including capital expenditures, interest payments, taxes and debt principal repayments, which are not reflected in adjusted EBITDA.

Executive Summary

For the past few quarters, we had seen improved customer spending behavior patterns at the majority of our geographically diversified regional gaming properties.  However, as reported by most jurisdictions, regional gaming industry trends began softening midway through the second quarter and remained soft through the end of June, particularly in our unrated player category. The expansion of recently constructed gaming facilities continues to impact the overall domestic gaming industry as well as our operating results in certain markets.

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

Financial Highlights:

We reported net revenues and income from operations of $769.4 million and $149.3 million, respectively, for the three months ended June 30, 2016, compared to $701.0 million and $123.4 million, respectively, for the corresponding period in the prior year and net revenues and income from operations of $1,525.9 million and $289.9 million, respectively, for the six months ended June 30, 2016 compared to $1,365.1 million and $235.1 million, respectively for the corresponding period in the prior year. The major factors affecting our results for the three and six months ended June 30, 2016, as compared to the three and six months ended June 30, 2015, were:

•

The opening of Plainridge Park Casino on June 24, 2015 in our Northeast segment, which generated $43.6 million and $85.9 million of net revenues for the three and six months ended June 30, 2016, respectively.

•

The acquisition of Tropicana Las Vegas on August 25, 2015 in our South/West segment, which generated $30.5 million and $60.4 million of net revenues for the three and six months ended June 30, 2016, respectively.

•	The acquisition of Prairie State Gaming on September 1, 2015 in our Midwest segment, which generated $14.9 million and $29.4 million of net revenues for the three and six months ended June 30, 2016.

•

Net income increased by $31.1 million and $52.9 million for the three and six months ended June 30, 2016, as compared to the three and six months ended June 30, 2015, primarily due to contributions from the new or recently acquired properties described above, as well as lower income tax provision and higher interest income, partially offset by higher depreciation expense and higher interest expense incurred under our credit facility.

Segment Developments:

The following are recent developments that have had or will have an impact on us by segment:

Northeast

•

Hollywood Casino at Charles Town Races faced increased competition from the Baltimore, Maryland market, which includes Maryland Live! and Horseshoe Casino Baltimore, which opened at the end of August 2014, as we have been impacted by their marketing efforts. In addition, in December 2013, the license for Prince George’s County, Maryland was granted to MGM. The proposed $1.3 billion National Harbor casino, which MGM plans to open in December 2016, is anticipated to adversely impact our financial results as it will create additional competition for Hollywood Casino at Charles Town Races.

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

•

A tribal casino is being constructed in Taunton, Massachusetts that, despite a recent judicial opinion to the contrary, could open in 2017.  MGM Springfield in Western Massachusetts is expected to be completed in late 2018 and Wynn Everett in Eastern Massachusetts is scheduled to open by the end of 2018. The increased competition in Massachusetts will have a negative impact on the operations of Plainridge Park Casino.

South/West

•

On April 5, 2013, we announced that, subject to final National Indian Gaming Commission approval, we and the Tribe had entered into definitive agreements (including management, development, branding and lending arrangements) to jointly develop a Hollywood Casino branded gaming facility on the Tribe’s trust land in San Diego County, California. The Hollywood Casino Jamul-San Diego facility is located approximately 20 miles east of downtown San Diego. The $390 million facility is a state of the art development project which will include a three-story gaming and entertainment facility of approximately 200,000 square feet featuring over 1,700 slot machines, 43 live table games, including poker, multiple restaurants, bars and lounges and a partially enclosed parking structure with over 1,800 spaces. In mid-January 2014, we commenced construction activities at the site and in June 2015, we announced the “Topping Out” marking the halfway point of construction. It is anticipated that the facility will open in August this year. We currently provide financing to the Jamul Tribe in connection with the project and, upon opening, we will manage and provide branding for the casino in exchange for a management fee equal to 30% of the casino’s pretax income, a licensing fee of 2% of gross revenues for the Hollywood Casino brand, as well as interest on funds advanced by the Company to develop the project.

•

On April 29, 2015, we announced that we entered into a definitive agreement to acquire the Tropicana Las Vegas for $360 million. The acquisition was completed on August 25, 2015. Tropicana Las Vegas is situated on 35 acres of land located on the Las Vegas Strip with 1,467 remodeled guest rooms and suites, a 50,000 square foot casino gaming floor featuring 844 slot and video poker machines and 38 table games including blackjack, mini-baccarat, craps and roulette, three full-service restaurants, a 1,200 seat performance theater, a 300 seat comedy club, a nightclub, beach club and 2,950 parking spaces.  During the second quarter of 2016, we refreshed the gaming floor with new slot machines and launched our Marquee Rewards player loyalty program at the Tropicana Las Vegas.

Midwest

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

For further information on our critical accounting estimates, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the notes to our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2015. There has been no material change to these estimates for the six months ended June 30, 2016.

Results of Operations

The following are the most important factors and trends that contribute to our operating performance:

•

Most of our properties operate in mature competitive markets. As a result, we expect a majority of our future growth to come from prudent acquisitions of gaming properties (such as our August 2015 acquisition of Tropicana Las Vegas), jurisdictional expansions (such as our June 2015 opening of a slots-only gaming facility in Massachusetts, our planned August 2016 opening of a Hollywood Casino branded gaming facility on the Jamul Indian Village land in trust which we will manage, the September 2014 opening of Hollywood Gaming at Mahoning Valley Race Course and the August 2014 opening of Hollywood Gaming at Dayton Raceway), expansions of gaming in existing jurisdictions (such as the introduction of table games in July 2010 at Hollywood Casino at Charles Town Races and Hollywood Casino at Penn National Race Course, and at Hollywood Casino Bangor in March 2012), expansions/improvements of existing properties (such as a hotel at Zia Park Casino which opened in August 2014) and new growth opportunities (such as our acquisition of Prairie State Gaming, a leading video lottery terminal operator in Illinois, and our entry into the interactive and social gaming business through Penn Interactive Ventures).

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

The consolidated results of operations for the three and six months ended June 30, 2016 and 2015 are summarized below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in thousands)
Revenues:
Gaming	$663,326	$618,919	$1,320,027	$1,210,255
Food, beverage, hotel and other	144,390	117,421	282,238	226,184
Management service fee	2,964	2,816	5,437	4,743
Reimbursed management costs	2,855	—	2,855	—
Revenues	813,535	739,156	1,610,557	1,441,182
Less promotional allowances	(44,113)	(38,200)	(84,684)	(76,088)
Net revenues	769,422	700,956	1,525,873	1,365,094

Operating expenses:
Gaming	339,201	313,616	674,518	608,511
Food, beverage, hotel and other	101,873	82,803	199,952	160,732
General and administrative	109,974	118,901	226,478	235,157
Reimbursable management costs	2,855	—	2,855	—
Depreciation and amortization	66,182	62,275	132,202	125,644
Total operating expenses	620,085	577,595	1,236,005	1,130,044
Income from operations	$149,337	$123,361	$289,868	$235,050

Certain information regarding our results of operations by segment for the three and six months ended June 30, 2016 and 2015 is summarized below:

	Net Revenues		Income (loss) from Operations
Three Months Ended June 30,	2016	2015	2016	2015
	(in thousands)

Northeast	$401,516	$372,926	$103,695	$90,075
South/West	140,108	113,345	27,622	29,091
Midwest	220,256	208,838	57,446	54,620
Other	7,542	5,847	(39,426)	(50,425)
Total	$769,422	$700,956	$149,337	$123,361

	Net Revenues		Income (loss) from Operations
Six Months Ended June 30,	2016	2015	2016	2015
	(in thousands)

Northeast	$794,722	$713,720	$204,616	$167,846
South/West	276,076	227,253	53,607	59,604
Midwest	441,334	413,535	115,670	108,110
Other	13,741	10,586	(84,025)	(100,510)
Total	$1,525,873	$1,365,094	$289,868	$235,050

Revenues

Revenues for the three and six months ended June 30, 2016 and 2015 were as follows (in thousands):

				Percentage
Three Months Ended June 30,	2016	2015	Variance	Variance
Gaming	$663,326	$618,919	$44,407	7.2%
Food, beverage, hotel and other	144,390	117,421	26,969	23.0%
Management service fee	2,964	2,816	148	5.3%
Reimbursed management costs	2,855	—	2,855	N/A
Revenues	813,535	739,156	74,379	10.1%
Less promotional allowances	(44,113)	(38,200)	(5,913)	15.5%
Net revenues	$769,422	$700,956	$68,466	9.8%

				Percentage
Six Months Ended June 30,	2016	2015	Variance	Variance
Gaming	$1,320,027	$1,210,255	$109,772	9.1%
Food, beverage, hotel and other	282,238	226,184	56,054	24.8%
Management service fee	5,437	4,743	694	14.6%
Reimbursed management costs	2,855	—	2,855	N/A
Revenues	1,610,557	1,441,182	169,375	11.8%
Less promotional allowances	(84,684)	(76,088)	(8,596)	11.3%
Net revenues	$1,525,873	$1,365,094	$160,779	11.8%

In our business, revenue is driven by discretionary consumer spending. The expansion of newly constructed gaming facilities has increased competition in many regional markets (including at some of our key facilities). As reported by most jurisdictions, regional gaming industry trends began softening midway through the second quarter and remained so through the end of June.

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

Gaming revenue

Gaming revenue increased by $44.4 million, or 7.2%, and $109.8 million, or 9.1%, for the three and six months ended June 30, 2016, as compared to the three and six months ended June 30, 2015, primarily due to the variances explained below.

Gaming revenue for our Northeast segment increased by $28.5 million, or 8.5%, and $75.9 million, or 11.8%, for the three and six months ended June 30, 2016, as compared to the three and six months ended June 30, 2015, primarily due to the opening of Plainridge Park Casino on June 24, 2015 and improved results at Hollywood Gaming at Dayton Raceway and Hollywood Gaming at Mahoning Valley Race Course, which together increased gaming revenue $35.7 million and $77.9 million, respectively, and improved results at all our Ohio properties for the six months ended

June 30, 2016, all of which were partially offset by decreased gaming revenue at Hollywood Casino Charles Town and to a lesser extent at Hollywood Casino Penn National Race Course, primarily due to the continued impact of competition in the region, namely Maryland Live! and Horseshoe Casino Baltimore.

Gaming revenue for our Midwest segment increased by $10.6 million, or 5.5%, and $25.9 million, or 6.8%, for the three and six months ended June 30, 2016, as compared to the three and six months ended June 30, 2015, primarily due to the acquisition of Prairie State Gaming on September 1, 2015, which generated $14.6 million and $28.9 million for the three and six months ended June 30, 2016, respectively, and improved results at Argosy Riverside, all of which were partially offset by decreased gaming revenue at Hollywood Casino Aurora, Argosy Alton, due to flooding that occurred during the first quarter 2016, and Hollywood Casino Lawrenceburg, primarily due to the continued impact of competition in Ohio, namely the openings of a racino at Belterra Park, Horseshoe Casino in Cincinnati and our own facility in Dayton.

Gaming revenue for our South/West segment increased by $5.3 million, or 5.8%, and $8.0 million, or 4.3%, for the three and six months ended June 30, 2016, as compared to the three and six months ended June 30, 2015, primarily due to the acquisition of Tropicana Las Vegas on August 25, 2015, partially offset by decreased gaming revenue at Zia Park Casino, as adverse energy trends have continued to affect the economy in this area, and new competition impacting Boomtown Biloxi.

Food, beverage, hotel and other revenue

Food, beverage, hotel and other revenue increased by $27.0 million, or 23.0%, and $56.1 million, or 24.8%, for the three and six months ended June 30, 2016, as compared to the three and six months ended June 30, 2015, primarily due to the variances explained below.

Food, beverage, hotel and other revenue for our South/West segment increased by $22.6 million, or 66.6%, and $43.6 million, or 64.8%, for the three and six months ended June 30, 2016, as compared to the three and six months ended June 30, 2015, primarily due to the acquisition of Tropicana Las Vegas on August 25, 2015.

Food, beverage, hotel and other revenue for our Northeast segment increased by $1.8 million, or 4.0%, and $7.6 million, or 8.9%, for the three and six months ended June 30, 2016, as compared to the three and six months ended June 30, 2015, primarily due to the opening of Plainridge Park Casino on June 24, 2015.

Promotional allowances

Promotional allowances increased by $5.9 million, or 15.5%, and $8.6 million, or 11.3%, for the three and six months ended June 30, 2016, as compared to the three and six months ended June 30, 2015, primarily due to the opening of Plainridge Park Casino on June 24, 2015 and the acquisition of Tropicana Las Vegas on August 24, 2015.

Operating Expenses

Operating expenses for the three and six months ended June 30, 2016 and 2015 were as follows (in thousands):

				Percentage
Three Months Ended June 30,	2016	2015	Variance	Variance
Gaming	$339,201	$313,616	$25,585	8.2%
Food, beverage, hotel and other	101,873	82,803	19,070	23.0%
General and administrative	109,974	118,901	(8,927)	(7.5)%
Reimbursable management costs	2,855	—	2,855	N/A
Depreciation and amortization	66,182	62,275	3,907	6.3%
Total operating expenses	$620,085	$577,595	$42,490	7.4%

				Percentage
Six Months Ended June 30,	2016	2015	Variance	Variance
Gaming	$674,518	$608,511	$66,007	10.8%
Food, beverage, hotel and other	199,952	160,732	39,220	24.4%
General and administrative	226,478	235,157	(8,679)	(3.7)%
Reimbursable management costs	2,855	—	2,855	N/A
Depreciation and amortization	132,202	125,644	6,558	5.2%
Total operating expenses	$1,236,005	$1,130,044	$105,961	9.4%

Gaming expense

Gaming expense increased by $25.6 million, or 8.2%, and $66.0 million, or 10.8%, for the three and six months ended June 30, 2016, as compared to the three and six months ended June 30, 2015, primarily due to the variances explained below.

Gaming expense for our Northeast segment increased by $15.1 million, or 8.1%, and $42.3 million, or 11.8%, for the three and six months ended June 30, 2016, as compared to the three and six months ended June 30, 2015, primarily due to the opening of Plainridge Park Casino on June 24, 2015 and increased gaming taxes resulting from increased taxable gaming revenue mentioned above at our Ohio properties, which was partially offset by a decrease in gaming taxes resulting from decreased taxable gaming revenue mentioned above at Hollywood Casino Charles Town and to a lesser extent Hollywood Casino at Penn National Race Course.

Gaming expense for our Midwest segment increased by $8.7 million, or 9.6%, and $19.5 million, or 10.9%, for the three and six months ended June 30, 2016, as compared to the three and six months ended June 30, 2015, primarily due to the acquisition of Prairie State Gaming on September 1, 2015 and an increase in gaming taxes resulting from increased taxable gaming revenue mentioned above at Argosy Riverside, which was partially offset by decreased gaming taxes resulting from decreased taxable gaming revenue mentioned above at Hollywood Casino Aurora, Argosy Alton due to flooding that occurred during the first quarter 2016 and Hollywood Casino Lawrenceburg, primarily due to the continued impact of competition in Ohio, namely the openings of a racino at Belterra Park, Horseshoe Casino in Cincinnati and our own facility in Dayton.

Gaming expense for our South/West segment increased by $2.3 million, or 6.7%, and $4.4 million, or 6.4%, for the three and six months ended June 30, 2016, as compared to the three and six months ended June 30, 2015, primarily due to the acquisition of Tropicana Las Vegas on August 25, 2015, partially offset by decreased gaming taxes resulting from decreased taxable gaming revenue mentioned above at Zia Park Casino, as adverse energy trends have continued to affect the economy in this area.

Food, beverage, hotel and other expenses

Food, beverage, hotel and other expenses increased by $19.1 million, or 23.0%, and $39.2 million, or 24.4%, for the three and six months ended June 30, 2016, as compared to the three and six months ended June 30, 2015, primarily due to the variances explained below.

Food, beverage, hotel and other expenses for our South/West segment increased by $16.2 million, or 65.7%, and $31.0 million, or 63.2%, for the three and six months ended June 30, 2016, as compared to the three and six months ended June 30, 2015, primarily due to the acquisition of Tropicana Las Vegas on August 25, 2015.

Food, beverage, hotel and other expenses for our Northeast segment increased by $1.3 million, or 3.8%, and $5.0 million, or 7.8%, for the three and six months ended June 30, 2016, as compared to the three and six months ended June 30, 2015, primarily due to the opening of Plainridge Park Casino on June 24, 2015.

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

General and administrative expenses decreased by $8.9 million, or 7.5%, and $8.7 million, or 3.7%, for the three and six months ended June 30, 2016, as compared to the three and six months ended June 30, 2015, primarily due to the variances explained below.

General and administrative expenses for Other decreased by $9.1 million, or 34.1%, and $13.4 million, or 25.1%, for the three and six months ended June 30, 2016, as compared to the three and six months ended June 30, 2015, primarily due to decreased corporate overhead costs of $10.1 million and $13.5 million for the three and six months ended June 30, 2016, respectively, primarily due to decreased cash-settled stock-based compensation charges mainly due to the changes in stock price for Penn and GLPI common stock during 2016 compared to 2015.

General and administrative expenses for our South/West segment increased by $3.1 million, or 15.2%, and $9.1 million, or 23.1%, for the three and six months ended June 30, 2016, as compared to the three and six months ended June 30, 2015, primarily due to the acquisition of Tropicana Las Vegas on August 25, 2015.

General and administrative expenses for our Northeast segment decreased by $2.2 million, or 5.5%, and $3.6 million, or 4.6%, for the three and six months ended June 30, 2016, as compared to the three and six months ended June 30, 2015, primarily due to lower property taxes at Hollywood Gaming at Dayton Raceway, partially offset by increased expenses due to the opening of Plainridge Park Casino on June 24, 2015.

Depreciation and amortization expense

Depreciation and amortization expense increased by $3.9 million, or 6.3%, and $6.6 million, or 5.2%, for the three and six months ended June 30, 2016, as compared to the three and six months ended June 30, 2015, primarily due to the opening of Plainridge Park Casino on June 24, 2015, the acquisitions of Tropicana Las Vegas on August 25, 2015 and Prairie State Gaming on September 1, 2015, all of which were partially offset by decreased depreciation expense at the majority of our other properties as assets are becoming fully depreciated.

Other income (expenses)

Other income (expenses) for the three and six months ended June 30, 2016 and 2015 were as follows (in thousands):

				Percentage
Three Months Ended June 30,	2016	2015	Variance	Variance
Interest expense	$(114,687)	$(109,798)	$(4,889)	4.5%
Interest income	6,597	2,443	4,154	170.0%
Income from unconsolidated affiliates	3,548	4,154	(606)	(14.6)%
Other	44	(956)	1,000	(104.6)%
Total other expenses	$(104,498)	$(104,157)	$(341)	0.3%

				Percentage
Six Months Ended June 30,	2016	2015	Variance	Variance
Interest expense	$(231,199)	$(218,144)	$(13,055)	6.0%
Interest income	11,837	4,313	7,524	174.4%
Income from unconsolidated affiliates	8,157	8,136	21	0.3%
Other	(2,382)	2,133	(4,515)	(211.7)%
Total other expenses	$(213,587)	$(203,562)	$(10,025)	4.9%

Interest expense

Interest expense increased by $4.9 million, or 4.5%, and $13.1 million, or 6.0%, for the three and six months ended June 30, 2016, as compared to the three and six months ended June 30, 2015, primarily due to $3.3 million and $8.1 million for the three and six months ended June 30, 2016, respectively, from higher borrowing levels and interest rates on the Term Loan A and revolver portions of the senior secured credit facility, $0.1 million and $2.5 million for the three and six months ended June 30, 2016, respectively, from higher contingent payments associated with the monthly variable components for Hollywood Casino Columbus and Hollywood Casino Toledo and annual escalator on the financing obligation to GLPI and $1.1 million and $1.7 million for the three and six months ended June 30, 2016, respectively, from a decrease in capitalized interest.

Interest income

Interest income has increased for the three and six months ended June 30, 2016, as compared to the comparable periods in the prior year, primarily due to higher interest accrued on advances to the Jamul Tribe (see Note 2 to the condensed consolidated financial statements for further details).

Other

Other increased by $1.0 million, or 104.6%, for the three months ended June 30, 2016, as compared to the three and ended June 30, 2015, primarily due to foreign currency translation gains for the three months ended June 30, 2016, compared to foreign currency translation losses for the corresponding period in the prior year.

Other decreased by $4.5 million or 211.7%, for the six months ended June 30, 2016, as compared to the six months ended June 30, 2015, primarily due to foreign currency translation losses for the six months ended June 30, 2016, compared to foreign currency translation gains for the corresponding period in the prior year.

Taxes

The Company calculates the provision for income taxes during interim reporting periods by applying an estimate of the annual effective tax rate (“ETR”) to the full year projected pretax book income or loss excluding certain discrete items. The Company’s ETR (income taxes as a percentage of income from operations before income taxes) including discrete items was 24.10% and 24.30% for the three and six months ended June 30, 2016, as compared to 84.47% and 84.59% for the three and six months ended June 30, 2015, primarily due to a year-over-year reduction to our federal and state valuation allowance coupled with an increase to earnings before income taxes.

As of June 30, 2016, we intend to continue maintaining a valuation allowance on our deferred tax assets until there is sufficient positive evidence to support the reversal of all or some portion of these allowances.  A reduction in the valuation allowance would result in a significant decrease to income tax expense in the period the release is recorded.  However, the exact timing and amount of the reduction in our valuation allowance are unknown at this time and will be subject to the earnings level we achieve in 2016 as well as our projected income levels in future periods.

The Company’s annual ETR can vary each interim period depending on, among other factors, the geographic and business mix of our earnings, as well as changes in forecasted earnings, the level of our tax credits and the realizability of our deferred tax assets.

Adjusted EBITDA

In addition to GAAP financial measures, adjusted EBITDA is used by management as an important measure of the Company’s operating performance. We define adjusted EBITDA as earnings before interest, taxes, stock compensation, debt extinguishment charges, impairment charges, insurance recoveries and deductible charges, depreciation and amortization, changes in the estimated fair value of contingent purchase price to the previous owners of Plainridge Racecourse, gain or loss on disposal of assets, and other income or expenses. Adjusted EBITDA is also inclusive of income or loss from unconsolidated affiliates, with our share of non-operating items (such as depreciation and amortization) added back for our joint venture in Kansas Entertainment. Adjusted EBITDA excludes payments associated with our Master Lease agreement with GLPI as the transaction is accounted for as a financing obligation. Adjusted EBITDA has economic substance because it is used by management as a performance measure to analyze the performance of our business, and is especially relevant in evaluating large, long-lived casino projects because it provides a perspective on the current effects of operating decisions separated from the substantial non-operational depreciation charges and financing costs of such projects. We also present adjusted EBITDA because it is used by some investors and creditors as an indicator of the strength and performance of ongoing business operations, including our ability to service debt, fund capital expenditures, acquisitions and operations. These calculations are commonly used as a basis for investors, analysts and credit rating agencies to evaluate and compare operating performance and value companies within our industry. In addition, gaming companies have historically reported adjusted EBITDA as a supplement to financial measures in accordance with GAAP. In order to view the operations of their casinos on a more stand-alone basis, gaming companies, including us, have historically excluded from their adjusted EBITDA calculations certain corporate expenses that do not relate to the management of specific casino properties. However, adjusted EBITDA is not a measure of performance or liquidity calculated in accordance with GAAP. Adjusted EBITDA information is presented as a supplemental disclosure, as management believes that it is a widely used measure of performance in the gaming industry, is used in the valuation of gaming companies, and that it is considered by many to be a key indicator of the Company’s operating results. Management uses adjusted EBITDA as an important measure of the operating performance of its segments, including the evaluation of operating personnel. Adjusted EBITDA should not be construed as an alternative to operating income, as an indicator of the Company’s operating performance, as an alternative to cash flows from operating activities, as a measure of liquidity, or as any other measure of performance determined in accordance with GAAP. The Company has significant uses of cash flows, including capital expenditures, interest payments, taxes and debt principal repayments, which are not reflected in adjusted EBITDA. It should also be noted that other gaming companies that report adjusted EBITDA information may calculate this metric in a different manner than the Company and therefore, comparability may be limited.

A reconciliation of the Company’s net income per GAAP to adjusted EBITDA, as well as the Company’s income from operations per GAAP to adjusted EBITDA, is included below. Additionally, a reconciliation of each segment’s income from operations to adjusted EBITDA is also included below. On a segment level, income (loss) from operations per GAAP, rather than net income (loss) per GAAP, is reconciled to adjusted EBITDA due to, among other things, the impracticability of allocating interest expense, interest income, income taxes and certain other items to the Company’s segments on a segment by segment basis. Management believes that this presentation is meaningful to investors in evaluating the performance of the Company’s segments and is consistent with the reporting of other gaming companies.

The following table presents a reconciliation of the Company’s most directly comparable GAAP financial measures to adjusted EBITDA, for the three and six months ended June 30, 2016 and 2015 was as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Net income	$34,035	$2,983	$57,743	$4,852
Income tax provision	10,804	16,221	18,538	26,636
Other	(44)	956	2,382	(2,133)
Income from unconsolidated affiliates	(3,548)	(4,154)	(8,157)	(8,136)
Interest income	(6,597)	(2,443)	(11,837)	(4,313)
Interest expense	114,687	109,798	231,199	218,144
Income from operations	$149,337	$123,361	$289,868	$235,050
Loss (gain) on disposal of assets	441	371	(660)	525
Charge for stock compensation	1,582	2,337	3,037	4,421
Contingent purchase price	119	356	(1,081)	707
Depreciation and amortization	66,182	62,275	132,202	125,644
Income from unconsolidated affiliates	3,548	4,154	8,157	8,136
Non-operating items for Kansas JV	2,571	2,528	5,141	5,278
Adjusted EBITDA	$223,780	$195,382	$436,664	$379,761

The reconciliation of each segment’s income (loss) from operations to adjusted EBITDA for the three and six months ended June 30, 2016 and 2015 was as follows (in thousands):

Three months ended June 30, 2016	Northeast	South/West	Midwest	Other	Total
Income (loss) from operations	$103,695	$27,622	$57,446	$(39,426)	$149,337
Charge for stock compensation	—	—	—	1,582	1,582
Depreciation and amortization	23,209	8,839	9,460	24,674	66,182
Contingent purchase price	119	—	—	—	119
(Gain) loss on disposal of assets	(14)	11	(52)	496	441
Income (loss) from unconsolidated affiliates	—	—	3,744	(196)	3,548
Non-operating items for Kansas JV	—	—	2,571	—	2,571
Adjusted EBITDA	$127,009	$36,472	$73,169	$(12,870)	$223,780

Three months ended June 30, 2015	Northeast	South/West	Midwest	Other	Total
Income (loss) from operations	$90,075	$29,091	$54,620	$(50,425)	$123,361
Charge for stock compensation	—	—	—	2,337	2,337
Depreciation and amortization	22,413	5,000	9,897	24,965	62,275
Contingent purchase price	356	—	—	—	356
Loss (gain) on disposal of assets	137	138	(34)	130	371
Income (loss) from unconsolidated affiliates	—	—	4,401	(247)	4,154
Non-operating items for Kansas JV	—	—	2,528	—	2,528
Adjusted EBITDA	$112,981	$34,229	$71,412	$(23,240)	$195,382

Six Months Ended June 30, 2016	Northeast	South/West	Midwest	Other	Total
Income (loss) from operations	$204,616	$53,607	$115,670	$(84,025)	$289,868
Charge for stock compensation	—	—	—	3,037	3,037
Depreciation and amortization	46,202	17,604	19,028	49,368	132,202
Contingent purchase price	(1,081)	—	—	—	(1,081)
Loss (gain) on disposal of assets	7	(14)	(45)	(608)	(660)
Income (loss) from unconsolidated affiliates	—	—	8,462	(305)	8,157
Non-operating items for Kansas JV	—	—	5,141	—	5,141
Adjusted EBITDA	$249,744	$71,197	$148,256	$(32,533)	$436,664

Six Months Ended June 30, 2015	Northeast	South/West	Midwest	Other	Total
Income (loss) from operations	$167,846	$59,604	$108,110	$(100,510)	$235,050
Charge for stock compensation	—	—	—	4,421	4,421
Depreciation and amortization	45,667	10,120	19,862	49,995	125,644
Contingent purchase price	707	—	—	—	707
Loss (gain) on disposal of assets	7	400	(7)	125	525
Income (loss) from unconsolidated affiliates	—	—	8,189	(53)	8,136
Non-operating items for Kansas JV	—	—	5,278	—	5,278
Adjusted EBITDA	$214,227	$70,124	$141,432	$(46,022)	$379,761

(1)	Adjusted EBITDA excludes our share of the impact of non-operating items (such as depreciation and amortization expense) from our joint venture in Kansas Entertainment.

Adjusted EBITDA for our Northeast segment increased by $14.0 million, or 12.4%, and $35.5 million, or 16.6%, for the three and six months ended June 30, 2016, as compared to the three and six months ended June 30, 2015, primarily due to the opening of Plainridge Park Casino on June 24, 2015 and improved results at Hollywood Gaming at Dayton Raceway and Hollywood Gaming at Mahoning Valley Race Course which together increased adjusted EBITDA by $19.5 million and $35.3 million, respectively, and improved results at all our Ohio properties for the six months ended June 30, 2016 as compared to the corresponding period in the prior year, all of which were partially offset by decreased adjusted EBITDA at Hollywood Casino Charles Town and to a lesser extent at Hollywood Casino Penn National Race Course, primarily due to the continued impact of competition in the region, namely Maryland Live! and Horseshoe Casino Baltimore, and include additional expenses of $1.6 million for a change in accounting estimate for workers compensation and general liability insurance reserves.

Adjusted EBITDA for our South/West segment increased by $2.2 million, or 6.6%, and $1.1 million, or 1.5%, for the three and six months ended June 30, 2016 as compared to the three and six months ended June 30, 2015, primarily due to the acquisition of Tropicana Las Vegas on August 25, 2015 and improved results at M Resort, partially offset by decreased adjusted EBITDA at Zia Park Casino, as adverse energy trends have continued to affect the economy in this area.  South/West segment results for the three and six months ended June 30, 2016 include a $3.5 million litigation settlement gain at the Tropicana Las Vegas which is partially offset by severance charges and gaming floor disruption.  The South/West segment second quarter 2016 results also include additional expenses of $1.3 million for a change in accounting estimate for workers compensation and general liability insurance reserves.

Adjusted EBITDA for our Midwest segment increased by $1.8 million, or 2.5%, and $6.8 million, or 4.8%, for the three and six months ended June 30, 2016, as compared to the three and six months ended June 30, 2015, primarily due to the acquisition of Prairie State Gaming on September 1, 2015 and improved results at Hollywood Casino St. Louis, which was partially offset by decreased adjusted EBITDA at Argosy Alton resulting from flooding during the first quarter 2016, which has resulted in declines in business volumes, decreased adjusted EBITDA at Hollywood Lawrenceburg, primarily due to the continued impact of competition in Ohio, namely the openings of a racino at Belterra Park, Horseshoe Casino in Cincinnati and our own facility in Dayton, and include additional expenses of $1.1 million for a change in accounting estimate for workers compensation and general liability insurance.

Adjusted EBITDA for Other improved by $10.4 million, or 44.6%, and $13.5 million, or 29.3%, for the three and six months ended June 30, 2016, as compared to the three and six months ended June 30, 2015, primarily due to decreased corporate overhead costs of $9.5 million and $12.1 million for the three and six months ended June 30, 2016, respectively, primarily due to decreased cash-settled stock-based compensation charges mainly due to changes in stock price for Penn and GLPI common stock during 2016 compared to 2015.

Liquidity and Capital Resources

Historically and prospectively, our primary sources of liquidity and capital resources have been and will be cash flow from operations, borrowings from banks and proceeds from the issuance of debt and equity securities.

Net cash provided by operating activities totaled $189.7 million and $199.7 million for six months ended June 30, 2016 and 2015, respectively.  The decrease in net cash provided by operating activities of $10.0 million for six months ended June 30, 2016, compared to the corresponding period in the prior year, was comprised primarily of an increase in cash paid to suppliers and vendors of $116.6 million, an increase in cash paid to employees of $48.3 million, an increase in cash paid for interest of $17.6 million, partially offset by an increase in cash receipts from customers of $159.4 million and an decrease in cash paid for taxes of $12.6 million due to refunds received in first quarter 2016.  The increases in cash paid to suppliers and vendors, cash receipts from customers and cash paid to employees is primarily due to the opening of Plainridge Park Casino on June 24, 2015 and the acquisitions of Tropicana Las Vegas on August 25, 2015 and Prairie State Gaming on September 1, 2015.  The increase in cash paid for interest is primarily due to higher borrowing levels and interest rates on the Term Loan A and revolver portions of the senior secured credit facility and contingent payments on the financing obligation to GLPI and a decrease in capitalized interest for the six months ended June 30, 2016 compared to the six months ended June 30, 2015.

Net cash used in investing activities totaled $143.8 million and $163.1 million for six months ended June 30, 2016 and 2015, respectively. The decrease in net cash used in investing activities of $19.3 million for six months ended June 30, 2016, compared to the corresponding period in the prior year, was primarily due to decreased capital project expenditures of $79.3 million due to the development of Plainridge Park Casino during the six months ended June 30, 2015 and a $4.0 million decrease in cash escrow related to the acquisition of Tropicana Las Vegas, partially offset by increased advances to the Jamul Tribe of $63.8 million and increased capital maintenance expenditures of $2.4 million.

Net cash used in financing activities totaled $61.6 million and $12.1 million for the six months ended June 30, 2016 and 2015, respectively. The increase in net cash used in financing activities of $49.5 million for six months ended June 30, 2016, compared to the corresponding period in the prior year, was primarily due to lower proceeds from our long-term debt of $35.8 million, lower tax benefits from the exercise of options of $3.7 million, increased payments on other long term obligations of $6.9 million and increased principal payments of $10.0 million on long-term debt, partially offset by higher proceeds from insurance financing of $8.6 million.

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

The following table summarizes our expected capital project expenditures by segment for the fiscal year ending December 31, 2016, and actual expenditures for the six months ended June 30, 2016 (excluding licensing fees and net of reimbursements). The table below should not be utilized to predict future expected capital project expenditures subsequent to 2016.

	Expected for Year	Expenditure for
	Ending December 31,	Six Months Ended	Balance to Expend
Property	2016	June 30, 2016	in 2016
	(in millions)

Northeast	$6.0	$3.7	$2.3
South/West	25.2	7.3	17.9
Total	$31.2	$11.0	$20.2

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

During the six months ended June 30, 2016, we spent $32.5 million for capital maintenance expenditures, with $11.7 million at our Northeast segment, $7.0 million at our South/West segment, $12.3 million at our Midwest segment, and $1.5 million for other. The majority of the capital maintenance expenditures were for slot machines and slot machine equipment.

Cash generated from operations and cash available under the revolving credit facility portion of our senior secured credit facility funded our capital projects, capital maintenance expenditures and the Jamul Tribe project in 2016 to date.

Jamul Tribe

Advances to the Tribe, which totaled $299.1 million at June 30, 2016, is accounted for as a loan in other assets on the consolidated balance sheet and as such is not included in the capital expenditures table presented above. The budget for this development project is $390 million. The project is nearly complete, and we expect the facility to open in August of this year.  Hollywood Casino Jamul-San Diego will offer a three-story gaming and entertainment facility of approximately 200,000 square feet featuring over 1,700 slot machines, 43 live table games, including poker, multiple restaurants, bars and lounges and a partially enclosed parking structure with over 1,800 spaces. The Company has been and will continue to explore other financing options to provide more permanent, lower cost terms for the Tribe as well as allowing us to reduce our revolving debt levels thereby enhancing our liquidity position.

Senior Secured Credit Facility

On April 28, 2015, the Company entered into an agreement to amend its senior secured credit facility.  In August 2015, the amendment to the senior secured credit facility went into effect increasing the capacity under an existing five year revolver from $500 million to $633.2 million and increased the existing five year $500 million Term Loan A facility by $146.7 million.  The seven year $250 million Term Loan B facility remained unchanged.  At June 30, 2016, the Company’s senior secured credit facility had a gross outstanding balance of $1,220.8 million, consisting of a $568.0 million Term Loan A facility, a $243.8 million Term Loan B facility, and $409.0 million outstanding on the revolving credit facility.  Additionally, at June 30, 2016, the Company had conditional obligations under letters of credit issued pursuant to the senior secured credit facility with face amounts aggregating $23.5 million, resulting in $200.7 million of available borrowing capacity as of June 30, 2016 under the revolving credit facility.

Financing Obligation with GLPI

As discussed in Note 6 to the condensed consolidated financial statements, the Company makes significant payments to GLPI under the Master Lease.  As of June 30, 2016, the Company financed with GLPI real property assets associated with eighteen of the Company’s gaming and related facilities used in the Company’s operations.

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

At June 30, 2016, the Company was in compliance with all required financial covenants.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The table below provides information at June 30, 2016 about our financial instruments that are sensitive to changes in interest rates. For debt obligations, the table presents notional amounts maturing during the period and the related weighted-average interest rates by maturity dates. Notional amounts are used to calculate the contractual payments to be exchanged by maturity date and the weighted-average interest rates are based on implied forward LIBOR rates at June 30, 2016.

	07/01/16 -	07/01/17 -	07/01/18 -	07/01/19 -	07/01/20 -			Fair Value
	6/30/2017	6/30/2018	6/30/2019	6/30/2020	6/30/2021	Thereafter	Total	6/30/2016
	(in thousands)
Long-term debt:
Fixed rate	$—	$—	$—	$—	$—	$300,000	$300,000	$294,000
Average interest rate						5.88%

Variable rate	$60,127	$68,360	$856,055	$2,500	$233,750	$—	$1,220,792	$1,214,502
Average interest rate (1)	3.19%	3.24%	3.31%	3.87%	3.50%	—%	—

(1)	Estimated rate, reflective of forward LIBOR plus the spread over LIBOR applicable to variable-rate borrowing.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Controls and Procedures

The Company’s management, under the supervision and with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of June 30, 2016, which is the end of the period covered by this Quarterly Report on Form 10-Q. As described below, management has identified material weaknesses in our internal controls over financial reporting. As a result of these material weaknesses, our principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were not effective as of June 30, 2016 to ensure that information required to be disclosed by the Company in reports we file or submit under the Exchange Act is (i) recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the United States Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to the Company’s management, including the Company’s principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

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

PART II. OTHER INFORMATION

ITEM 1 — LEGAL PROCEEDINGS

 As described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, with the acquisition of Tropicana Las Vegas and its associated entities (“Tropicana Las Vegas”) on August 24, 2015, the Company had assumed litigation arising from the Bankruptcy Chapter 11 reorganization (“Bankruptcy”) of Tropicana’s former affiliate, Tropicana Entertainment Holdings, LLC (“TEH”).  In this Bankruptcy proceeding, there was an unresolved dispute whereby TEH claims that Tropicana Las Vegas is responsible for the payment of certain professional fees and expenses incurred from the Bankruptcy.  On May 23, 2016, an agreement was reached to settle the dispute in the amount of $3.1 million.  The settlement agreement was approved by the bankruptcy court on June 23, 2016.  We are not aware of any new legal proceedings, which are required to be disclosed.

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

10.1#

Executive Agreement, dated June 1, 2016 and effective as of June 13, 2016 by and between Penn National Gaming, Inc. and Timothy J. Wilmott (Incorporated by reference to exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 11, 2016).

10.2#

Executive Agreement, dated June 1, 2016 and effective as of June 13, 2016 by and between Penn National Gaming, Inc. and Jay Snowden (Incorporated by reference to exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 11, 2016).

10.3#

Executive Agreement, dated June 1, 2016 and effective as of June 13, 2016 by and between Penn National Gaming, Inc. and Carl Sottosanti (Incorporated by reference to exhibit 10.3 to the Company’s Current Report on Form 8-K filed on February 11, 2016).

10.4

Stock Purchase Agreement dated July 28, 2016 by and among Rocket Games, Inc., the sellers party thereto, Shareholders Representative Services, LLC as the representative of the sellers, and Penn Interactive Ventures, LLC (Incorporated by reference to exhibit 10.1 of the Company’s Current Report on Form 8-K filed on August 3, 2016).

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

101

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Balance Sheets at June 30, 2016 and December 31, 2015, (ii) the Condensed Consolidated Statements of Operations for the six months ended June 30, 2016 and 2015, (iii) the Condensed Consolidated Statements of Comprehensive Income for the three months ended June 30, 2016 and 2015, (iv) the Condensed Consolidated Statements of Changes in Shareholders’ Equity for the three months ended June 30, 2016 and 2015, (v) the Condensed Consolidated Statements of Cash Flows for the three months ended June 30, 2016 and 2015 and (vi) the notes to the Condensed Consolidated Financial Statements, tagged as blocks of text.

#       Compensation plans and arrangements for executives and others.

*       Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PENN NATIONAL GAMING, INC.

August 5, 2016	By:	/s/ Timothy J. Wilmott
Timothy J. Wilmott
Chief Executive Officer and President

EXHIBIT INDEX

Exhibit	Description of Exhibit

10.1#

Executive Agreement, dated June 1, 2016 and effective as of June 13, 2016 by and between Penn National Gaming, Inc. and Timothy J. Wilmott (Incorporated by reference to exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 11, 2016).

10.2#

Executive Agreement, dated June 1, 2016 and effective as of June 13, 2016 by and between Penn National Gaming, Inc. and Jay Snowden (Incorporated by reference to exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 11, 2016).

10.3#

Executive Agreement, dated June 1, 2016 and effective as of June 13, 2016 by and between Penn National Gaming, Inc. and Carl Sottosanti (Incorporated by reference to exhibit 10.3 to the Company’s Current Report on Form 8-K filed on February 11, 2016).

10.4

Stock Purchase Agreement dated July 28, 2016 by and among Rocket Games, Inc., the sellers party thereto, Shareholders Representative Services, LLC as the representative of the sellers, and Penn Interactive Ventures, LLC (Incorporated by reference to exhibit 10.1 of the Company’s Current Report on Form 8-K filed on August 3, 2016).

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

101

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Balance Sheets at June 30, 2016 and December 31, 2015, (ii) the Condensed Consolidated Statements of Operations for the six months ended June 30, 2016 and 2015, (iii) the Condensed Consolidated Statements of Comprehensive Income for the six months ended June 30, 2016 and 2015, (iv) the Condensed Consolidated Statements of Changes in Shareholders’ Equity for the six months ended June 30, 2016 and 2015, (v) the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2016 and 2015 and (vi) the notes to the Condensed Consolidated Financial Statements, tagged as blocks of text.

#        Compensation plans and arrangements for executives and others.

*        Filed herewith.