Form 10-Q
period 2016-09-30
PENN NATIONAL GAMING INC
filed 2016-11-04
CIK 921738

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title	Outstanding as of October 28, 2016
Common Stock, par value $.01 per share	83,522,580 (includes 175,886 shares of restricted stock)

Forward-looking Statements

This document contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  These statements can be identified by the use of forward looking terminology such as “expects,” “believes,” “estimates,” “projects,” “intends,” “plans,” “seeks,” “may,” “will,” “should” or “anticipates” or the negative or other variations of these or similar words, or by discussions of future events, strategies or risks and uncertainties, including future plans, strategies, performance, developments, acquisitions, capital expenditures, and operating results.  Actual results may vary materially from expectations.  Although the Company believes that its expectations are based on reasonable assumptions within the bounds of its knowledge of its business, there can be no assurance that actual results will not differ materially from our expectations.  Meaningful factors that could cause actual results to differ from expectations include, but are not limited to, risks related to the following: the ability of our operating teams to drive revenue and adjusted EBITDA margins; our ability to obtain timely regulatory approvals required to own, develop and/or operate our facilities, or other delays, approvals or impediments to completing our planned acquisitions or projects, construction factors, including delays, unexpected remediation costs, local opposition, organized labor, and increased cost of labor and materials; the passage of state, federal or local legislation (including referenda) that would expand, restrict, further tax, prevent or negatively impact operations in or adjacent to the jurisdictions in which we do or seek to do business (such as a smoking ban at any of our facilities); the effects of local and national economic, credit, capital market, housing, and energy conditions on the economy in general and on the gaming and lodging industries in particular; the activities of our competitors and the rapid emergence of new competitors (traditional, internet, social, sweepstakes based and video gaming terminals (“VGTs”) in bars, truck stops and other retail establishments); increases in the effective rate of taxation at any of our properties or at the corporate level; our ability to identify attractive acquisition and development opportunities (especially in new business lines) and to agree to terms with, and maintain good relationships with partners/municipalities for such transactions; the costs and risks involved in the pursuit of such opportunities and our ability to complete the acquisition or development of, and achieve the expected returns from, such opportunities; our ability to maintain market share in established markets and ramp up operations at our recently opened facilities; our expectations for the continued availability and cost of capital; the outcome of pending legal proceedings, changes in accounting standards; the impact of weather; with regard to our recently completed restatement, risks relating the remediation of any material weaknesses and the costs to strengthen our internal control structure, potential investigations, litigation or other proceedings by governmental authorities, stockholders or other parties, and the risks related to the impact of the recent restatement of the Company’s financial statements on the Company’s reputation, development projects, joint ventures and other commercial contracts; the ability of the Company to generate sufficient future taxable income to realize its deferred tax assets; with respect to the recently opened Hollywood Casino-Jamul near San Diego, California, particular risks associated with the repayment or subordination of project loans, sovereign immunity, local opposition (including several pending lawsuits), access, regional competition and property performance; with respect to our Plainridge Park Casino in Massachusetts, the ultimate location and timing of the other gaming facilities in the state and region; with respect to our social and other interactive gaming endeavors, including our recent acquisition of Rocket Games, risks related to ultimate profitability, retention of certain key employees cyber-security, data privacy, intellectual property and legal and regulatory challenges; with respect to Prairie State Gaming, risks relating to the closing of a pending acquisition and the integration of all new acquisitions, our ability to successfully compete in the VGT market, our ability to retain existing customers and secure new customers, risks relating to municipal authorization of VGT operations and the implementation and the ultimate success of the products and services being offered; and other factors as discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, subsequent Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, each as filed with the United States Securities and Exchange Commission.  The Company does not intend to update publicly any forward-looking statements except as required by law.

PENN NATIONAL GAMING, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Penn National Gaming, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

	September 30,	December 31,
	2016	2015
Assets
Current assets
Cash and cash equivalents	$201,768	$237,009
Receivables, net of allowance for doubtful accounts of $3,131 and $2,428 at September 30, 2016 and December 31, 2015, respectively	43,209	45,186
Prepaid expenses	59,538	76,784
Other current assets	48,515	13,497
Total current assets	353,030	372,476
Property and equipment, net	2,844,992	2,980,068
Other assets
Investment in and advances to unconsolidated affiliates	158,304	168,149
Goodwill	993,633	911,942
Other intangible assets, net	431,989	391,442
Advances to the Jamul Tribe	360,938	197,722
Other assets	108,793	116,953
Total other assets	2,053,657	1,786,208
Total assets	$5,251,679	$5,138,752

Liabilities
Current liabilities
Current portion of financing obligation to GLPI	$55,256	$50,548
Current maturities of long-term debt	81,741	92,108
Accounts payable	60,823	72,816
Accrued expenses	94,511	93,666
Accrued interest	8,702	7,091
Accrued salaries and wages	80,697	98,671
Gaming, pari-mutuel, property, and other taxes	62,683	57,486
Insurance financing	675	3,125
Other current liabilities	107,809	82,263
Total current liabilities	552,897	557,774

Long-term liabilities
Long-term financing obligation to GLPI, net of current portion	3,471,453	3,514,080
Long-term debt, net of current maturities and debt issuance costs	1,589,216	1,618,851
Deferred income taxes	120,161	107,921
Noncurrent tax liabilities	28,212	—
Other noncurrent liabilities	43,602	18,169
Total long-term liabilities	5,252,644	5,259,021

Shareholders’ equity (deficit)
Series B Preferred stock ($.01 par value, 1,000,000 shares authorized, 0 shares issued and outstanding at September 30, 2016 and December 31, 2015)	—	—
Series C Preferred stock ($.01 par value, 18,500 shares authorized, 6,931 and 8,624 shares issued and outstanding at September 30, 2016 and December 31, 2015, respectively)	—	—
Common stock ($.01 par value, 200,000,000 shares authorized, 85,609,228 and 83,056,668 shares issued, and 83,441,835 and 80,889,275 shares outstanding at September 30, 2016 and December 31, 2015, respectively)	855	830
Treasury stock, at cost (2,167,393 shares held at September 30, 2016 and December 31, 2015)	(28,414)	(28,414)
Additional paid-in capital	1,007,504	988,686
Retained deficit	(1,530,313)	(1,634,591)
Accumulated other comprehensive loss	(3,494)	(4,554)
Total shareholders’ deficit	(553,862)	(678,043)
Total liabilities and shareholders’ deficit	$5,251,679	$5,138,752

See accompanying notes to the condensed consolidated financial statements

Penn National Gaming, Inc. and Subsidiaries

Condensed Consolidated Statements of Income

(in thousands, except per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

Revenues
Gaming	$654,591	$651,284	$1,974,618	$1,861,539
Food, beverage, hotel and other	147,554	124,721	429,792	350,905
Management service and licensing fees	3,130	2,871	8,567	7,614
Reimbursable management costs	5,965	—	8,820	—
Revenues	811,240	778,876	2,421,797	2,220,058
Less promotional allowances	(45,643)	(39,579)	(130,327)	(115,667)
Net revenues	765,597	739,297	2,291,470	2,104,391

Operating expenses
Gaming	336,669	334,219	1,011,187	942,730
Food, beverage, hotel and other	102,110	89,151	302,062	249,883
General and administrative	114,376	107,614	340,854	342,771
Reimbursable management costs	5,965	—	8,820	—
Depreciation and amortization	67,903	66,141	200,105	191,785
Insurance recoveries	(726)	—	(726)	—
Total operating expenses	626,297	597,125	1,862,302	1,727,169
Income from operations	139,300	142,172	429,168	377,222

Other income (expenses)
Interest expense	(114,349)	(111,406)	(345,548)	(329,550)
Interest income	8,202	3,083	20,039	7,396
Income from unconsolidated affiliates	3,505	3,759	11,662	11,895
Other	404	2,672	(1,978)	4,805
Total other expenses	(102,238)	(101,892)	(315,825)	(305,454)

Income from operations before income taxes	37,062	40,280	113,343	71,768
Income tax (benefit) provision	(9,473)	35,380	9,065	62,016
Net income	$46,535	$4,900	$104,278	$9,752

Earnings per common share:
Basic earnings per common share	$0.52	$0.06	$1.16	$0.11
Diluted earnings per common share	$0.51	$0.05	$1.14	$0.11

See accompanying notes to the condensed consolidated financial statements.

Penn National Gaming, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income

(in thousands) (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net income	$46,535	$4,900	$104,278	$9,752
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment during the period	(212)	(1,487)	1,060	(2,664)
Other comprehensive (loss) income	(212)	(1,487)	1,060	(2,664)
Comprehensive income	$46,323	$3,413	$105,338	$7,088

See accompanying notes to the condensed consolidated financial statements.

Penn National Gaming, Inc. and Subsidiaries

Condensed Consolidated Statements of Changes in Shareholders’ Deficit

(in thousands, except share data) (unaudited)

								Accumulated
						Additional	Retained	Other	Total
	Preferred Stock		Common Stock		Treasury	Paid-In	(Deficit)	Comprehensive	Shareholders’
	Shares	Amount	Shares	Amount	Stock	Capital	Earnings	(Loss) Income	Deficit
Balance, December 31, 2014	8,624	$—	79,161,817	$813	$(28,414)	$956,146	$(1,635,277)	$(1,282)	$(708,014)
Share-based compensation arrangements, net of tax benefits of $10,143	—	—	1,353,264	13	—	24,711	—	—	24,724
Foreign currency translation adjustment	—	—	—	—	—	—	—	(2,664)	(2,664)
Net income	—	—	—	—	—	—	9,752	—	9,752
Balance, September 30, 2015	8,624	$—	80,515,081	$826	$(28,414)	$980,857	$(1,625,525)	$(3,946)	$(676,202)

Balance, December 31, 2015	8,624	$—	80,889,275	$830	$(28,414)	$988,686	$(1,634,591)	$(4,554)	$(678,043)
Share-based compensation arrangements, net of tax benefits of $8,510	—	—	859,560	8	—	18,835	—	—	18,843
Foreign currency translation adjustment	—	—	—	—	—	—	—	1,060	1,060
Conversion of preferred stock	(1,693)	—	1,693,000	17	—	(17)	—	—	—
Net income	—	—	—	—	—	—	104,278	—	104,278
Balance, September 30, 2016	6,931	$—	83,441,835	$855	$(28,414)	$1,007,504	$(1,530,313)	$(3,494)	$(553,862)

See accompanying notes to the condensed consolidated financial statements.

Penn National Gaming, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(in thousands) (unaudited)

Nine Months Ended September 30,	2016	2015

Operating activities
Net income	$104,278	$9,752
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	200,105	191,785
Amortization of items charged to interest expense	5,523	4,730
Change in fair values of contingent purchase price	(1,111)	(5,944)
(Gain) loss on sale of property and equipment and assets held for sale	(3,440)	801
Income from unconsolidated affiliates	(11,662)	(11,895)
Distributions from unconsolidated affiliates	21,500	22,050
Deferred income taxes	2,059	50,460
Charge for stock-based compensation	4,554	6,446
Decrease (increase), net of businesses acquired
Accounts receivable	5,305	5,015
Prepaid expenses and other current assets	(4,231)	6,288
Other assets	(1,157)	8,869
(Decrease) increase, net of businesses acquired
Accounts payable	(8,492)	4,763
Accrued expenses	(2,489)	1,248
Accrued interest	1,611	3,680
Accrued salaries and wages	(18,262)	(862)
Gaming, pari-mutuel, property and other taxes	5,499	15,041
Income taxes	22,711	1,666
Other current and noncurrent liabilities	(10,780)	(7,748)
Net cash provided by operating activities	311,521	306,145
Investing activities
Capital project expenditures, net of reimbursements	(14,482)	(125,169)
Capital maintenance expenditures	(51,431)	(41,866)
Advances to the Jamul Tribe	(167,863)	(64,228)
Proceeds from sale of property and equipment and assets held for sale	13,212	389
Investment in joint ventures	—	(2,799)
Acquisition of businesses, gaming and other licenses, net of cash acquired	(56,748)	(450,170)
Net cash used in investing activities	(277,312)	(683,843)
Financing activities
Proceeds from exercise of options	5,654	8,069
Principal payments on financing obligation with GLPI	(37,920)	(35,452)
Proceeds from issuance of long-term debt, net of issuance costs	74,170	517,290
Principal payments on long-term debt	(102,234)	(92,885)
Payments of other long-term obligations	(13,387)	(3,307)
Payments of contingent purchase price	(1,793)	—
Proceeds from insurance financing	9,614	885
Payments on insurance financing	(12,064)	(12,212)
Tax benefit from stock options exercised	8,510	10,126
Net cash (used in) provided by financing activities	(69,450)	392,514
Net (decrease) increase in cash and cash equivalents	(35,241)	14,816
Cash and cash equivalents at beginning of year	237,009	208,673
Cash and cash equivalents at end of period	$201,768	$223,489

Supplemental disclosure
Interest expense paid, net of amounts capitalized	$339,211	$321,276
Income tax (refunds received)/taxes paid	$(11,720)	$879

Non-cash transactions:  In January 2015, a repayment obligation for a hotel and event center near Hollywood Casino Lawrenceburg was assumed by a subsidiary of the Company, which was financed through a loan with the City of Lawrenceburg Department of Redevelopment. This non-cash transaction increased property and equipment, net and total debt by $15.3 million.  In conjunction with the purchase of Rocket Games on August 1, 2016, the Company increased its acquired assets and other current and noncurrent liabilities by $56.0 million for the fair value of the contingent purchase price consideration at the time of acquisition.  The remaining portion of the purchase price was paid in cash.

See accompanying notes to the condensed consolidated financial statements.

Penn National Gaming, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

1.  Organization and Basis of Presentation

Penn National Gaming, Inc. (“Penn”) and together with its subsidiaries (collectively, the “Company”) is a diversified, multi-jurisdictional owner and manager of gaming and racing facilities and video gaming terminal operations with a focus on slot machine entertainment. We have also recently expanded into social onling gaming offerings via our Penn Interative Ventures, LLC (“Penn Interactive Ventures”) division and our recent acquisition of Rocket Games, Inc. (“Rocket Games”). As of September 30, 2016, the Company owned, managed, or had ownership interests in twenty-six facilities in the following sixteen jurisdictions: Florida, Illinois, Indiana, Kansas, Maine, Massachusetts, Mississippi, Missouri, Nevada, New Jersey, New Mexico, Ohio, Pennsylvania, Texas, West Virginia and Ontario, Canada.

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

Operating results for the three and nine months ended September 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016. The notes to the consolidated financial statements contained in the Annual Report on Form 10-K for the year ended December 31, 2015 should be read in conjunction with these condensed consolidated financial statements.  The December 31, 2015 financial information has been derived from the Company’s audited consolidated financial statements.

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

Food, beverage, hotel and other revenue, including racing revenue, is recognized as services are performed. Racing revenue includes the Company’s share of pari-mutuel wagering on live races after payment of amounts returned as winning wagers, its share of wagering from import and export simulcasting, and its share of wagering from its off-

track wagering facilities. Advance deposits on lodging are recorded as accrued liabilities until services are provided to the customer.

Revenue from the management service contract for Casino Rama is based upon contracted terms and is recognized when services are performed.

Revenues include reimbursable costs associated with the Company’s management agreement with the Jamul Indian Village of California (the “Jamul Tribe”), which represent amounts received or due pursuant to the Company’s management agreement for the reimbursement of expenses, primarily payroll costs, incurred on their behalf. The Company recognizes the reimbursable costs associated with this contract as revenue on a gross basis, with an offsetting amount charged to operating expense as it is the primary obligor for these costs.

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

The amounts included in promotional allowances for the three and nine months ended September 30, 2016 and 2015 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in thousands)
Rooms	$10,257	$8,649	$29,477	$25,888
Food and beverage	32,977	28,245	94,295	82,896
Other	2,409	2,685	6,555	6,883
Total promotional allowances	$45,643	$39,579	$130,327	$115,667

The estimated cost of providing such complimentary services for the three and nine months ended September 30, 2016 and 2015 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in thousands)
Rooms	$1,419	$1,085	$3,954	$2,999
Food and beverage	12,488	11,280	36,212	32,761
Other	909	881	2,563	2,605
Total cost of complimentary services	$14,816	$13,246	$42,729	$38,365

Gaming and Racing Taxes

The Company is subject to gaming and pari-mutuel taxes based on gross gaming revenue and pari-mutuel revenue in the jurisdictions in which it operates. The Company primarily recognizes gaming and pari-mutuel tax expense based on the statutorily required percentage of revenue that is required to be paid to state and local jurisdictions in the states where or in which wagering occurs. In certain states in which the Company operates, gaming taxes are based on graduated rates. The Company records gaming tax expense at the Company’s estimated effective gaming tax rate for the year, considering estimated taxable gaming revenue and the applicable rates. Such estimates are adjusted each interim period. If gaming tax rates change during the year, such changes are applied prospectively in the determination of gaming tax expense in future interim periods. Finally, the Company recognizes purse expense based on the statutorily required percentage of revenue that is required to be paid out in the form of purses to the winning owners of horse races run at the Company’s racetracks in the period in which wagering occurs. For the three and nine months ended September 30, 2016, these expenses, which are recorded primarily within gaming expense in the condensed consolidated statements of income, were $257.0 million and  $772.9 million, as compared to $259.4 million and $730.9 million for the three and nine months ended September 30, 2015.

Long-term asset related to the Jamul Tribe

On April 5, 2013, the Company announced that, subject to final National Indian Gaming Commission approval, it and the Jamul Tribe had entered into definitive agreements to jointly develop a Hollywood Casino-branded gaming facility on the Jamul Tribe’s trust land in San Diego County, California. The definitive agreements were entered into to: (i) secure the development, management, and branding services of the Company to assist the Jamul Tribe during the pre-development and entitlement phase of the project; (ii) set forth the terms and conditions under which the Company will provide a loan or loans to the Jamul Tribe to fund certain development costs; and (iii) create an exclusive arrangement between the parties.

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

Hollywood Casino Jamul – San Diego is a three-story gaming and entertainment facility of approximately 200,000 square feet featuring 1,731 slot machines, 40 live table games, multiple restaurants, bars and lounges and a partially enclosed parking structure with over 1,800 spaces.  In mid-January 2014, the Company commenced construction activities at the site.  The facility opened to the public on October 10, 2016.  The Company currently provides a portion of the financing to the Jamul Tribe in connection with the project and, following the opening, now manages and provides branding for the casino.

The Company is accounting for the development agreement and related loan commitment letter with the Jamul Tribe as a loan (the “Senior Loans”) with accrued interest in accordance with ASC 310, “Receivables.” The Senior Loans represent initial advances made by the Company to the Jamul Tribe for the development and construction of a gaming facility for the Jamul Tribe on reservation land. As such, the Jamul Tribe owns the casino and its related assets and liabilities. San Diego Gaming Ventures, LLC (“SDGV”), a wholly-owned subsidiary of the Company, is a separate legal entity and, following completion of the project and subsequent commencement of gaming operations on the Property, will be the Penn entity which receives management and licensing fees from the Jamul Tribe. The Company’s Senior Loans with the Jamul Tribe totaled $360.9 million and $197.7 million, which includes accrued interest of $33.2 million, and $13.9 million, at September 30, 2016 and December 31, 2015, respectively. Collectability of the Senior Loans will be derived from the revenues of the casino operations. The Company believes collectability of the Senior Loans is highly certain. However, in the event that projections related to the profitability of the property are inaccurate, the Company may be required to record a reserve related to the collectability of the Senior Loans.  Subsequent to September 30, 2016, the Company was repaid a significant amount of the advances to the Jamul Tribe.  See Note 12 for further details.

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

At September 30, 2016 and 2015, the Company had outstanding 6,931 and 8,624, respectively, shares of Series C Convertible Preferred Stock. During the three and nine months ended September 30, 2016, 516 and 1,693 shares, respectively, of Series C Preferred Stock were sold by the holders of these securities, which converted into 516,000 and 1,693,000 shares, respectively, of common stock under previously agreed upon terms. The Company determined that the preferred stock qualified as a participating security as defined in ASC 260 since these securities participate in dividends with the Company’s common stock. In accordance with ASC 260, a company is required to use the two-class method when computing EPS when a company has a security that qualifies as a “participating security.” The two-class method is an earnings allocation formula that determines EPS for each class of common stock and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings. A participating security is included in the computation of basic EPS using the two-class method. Under the two-class method, basic EPS for the Company’s common stock is computed by dividing net income applicable to common stock by the weighted-average common shares outstanding during the period. Diluted EPS for the Company’s common stock is computed using the more dilutive of the two-class method or the if-converted method.

The following table sets forth the allocation of net income for the three and nine months ended September 30, 2016 and 2015 under the two-class method:

	Three Months Ended September 30,	Three Months Ended September 30,	Nine Months Ended September 30,	Nine Months Ended September 30,
	2016	2015	2016	2015
	(in thousands)		(in thousands)

Net income	$46,535	$4,900	$104,278	$9,752
Net income applicable to preferred stock	3,658	476	9,268	951
Net income applicable to common stock	$42,877	$4,424	$95,010	$8,801

The following table reconciles the weighted-average common shares outstanding used in the calculation of basic EPS to the weighted-average common shares outstanding used in the calculation of diluted EPS for the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended September 30,	Three Months Ended September 30,	Nine Months Ended September 30,	Nine Months Ended September 30,
	2016	2015	2016	2015
	(in thousands)		(in thousands)
Determination of shares:
Weighted-average common shares outstanding	83,065	80,243	81,917	79,803
Assumed conversion of dilutive employee stock-based awards	1,233	2,355	1,381	2,307
Assumed conversion of restricted stock	38	58	41	60
Diluted weighted-average common shares outstanding before participating security	84,336	82,656	83,339	82,170
Assumed conversion of preferred stock	7,086	8,624	7,991	8,624
Diluted weighted-average common shares outstanding	91,422	91,280	91,330	90,794

Options to purchase 2,990,243 shares and 1,621,219 shares were outstanding during the nine months ended September 30, 2016 and 2015, respectively, but were not included in the computation of diluted EPS because they were antidilutive.

The following table presents the calculation of basic and diluted EPS for the Company’s common stock for the three and nine months ended September 30, 2016 and 2015 (in thousands, except per share data):

	Three Months Ended September 30,	Three Months Ended September 30,	Nine Months Ended September 30,	Nine Months Ended September 30,
	2016	2015	2016	2015
Calculation of basic EPS:
Net income applicable to common stock	$42,877	$4,424	$95,010	$8,801
Weighted-average common shares outstanding	83,065	80,243	81,917	79,803
Basic EPS	$0.52	$0.06	$1.16	$0.11

Calculation of diluted EPS using two-class method:
Net income applicable to common stock	$42,877	$4,424	$95,010	$8,801
Diluted weighted-average common shares outstanding before participating security	84,336	82,656	83,339	82,170
Diluted EPS	$0.51	$0.05	$1.14	$0.11

Stock-Based Compensation

The Company accounts for stock compensation under ASC 718, “Compensation-Stock Compensation,” which requires the Company to expense the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. This expense is recognized ratably over the requisite service period following the date of grant.

The fair value for stock options was estimated at the date of grant using the Black-Scholes option-pricing model, which requires management to make certain assumptions. The risk-free interest rate was based on the U.S. Treasury spot rate with a term equal to the expected life assumed at the date of grant. Expected volatility was estimated based on the historical volatility of the Company’s stock price over a period of 5.40 years, in order to match the expected life of the options at the grant date. Historically, at the grant date, there has been no expected dividend yield assumption since the Company has not paid any cash dividends on its common stock since its initial public offering in May 1994 and since the Company intends to retain all of its earnings to finance the development of its business for the foreseeable future. The weighted-average expected life was based on the contractual term of the stock option and expected employee exercise dates, which was based on the historical and expected exercise behavior of the Company’s employees.  The Company granted 1,573,651 stock options during the nine months ended September 30, 2016.

Stock-based compensation expense for the three and nine months ended September 30, 2016 was $1.5 million and $4.6 million, as compared to $2.0 million and $6.4 million for the three and nine months ended September 30, 2015, and is included within the condensed consolidated statements of income under general and administrative expense.

The Company’s cash-settled phantom stock unit awards (“PSUs”), which vest over a period of three to four years, entitle employees and directors to receive cash based on the fair value of the Company’s common stock on the vesting date.  The PSUs are accounted for as liability awards and are re-measured at fair value each reporting period until they become vested with compensation expense being recognized over the requisite service period in accordance with ASC 718-30, “Compensation—Stock Compensation, Awards Classified as Liabilities.” The Company had a liability, which is included in accrued salaries and wages within the condensed consolidated balance sheets, associated with its PSUs of $2.9 million and $7.8 million at September 30, 2016 and December 31, 2015, respectively. For PSUs held by Penn employees, there was $8.8 million of total unrecognized compensation cost at September 30, 2016 that will be recognized over the grants remaining weighted average vesting period of 1.45 years. For the three and nine months ended September 30, 2016, the Company recognized $2.1 million and $5.7 million of compensation expense associated with these awards, as compared to $1.9 million and $11.4 million for the three and nine months ended September 30, 2015.  The changes are primarily due to volatility in stock price year-over-year for both Penn and Gaming and Leisure Properties, Inc., (“GLPI”) awards held by Penn employees. Amounts paid by the Company for the three and nine months ended September 30, 2016 on these cash-settled awards totaled $5.4 million and $9.9 million, as compared to $7.6 million and $12.9 million for the three and nine months ended September 30, 2015.

For the Company’s stock appreciation rights (“SARs”), the fair value of the SARs is calculated during each reporting period and estimated using the Black-Scholes option pricing model based on the various inputs discussed below. The Company’s SARs, which vest over a period of four years, are accounted for as liability awards since they will be settled in cash. The Company had a liability, which is included in accrued salaries and wages within the condensed consolidated balance sheets, associated with its SARs of $7.1 million and $8.0 million at September 30, 2016 and December 31, 2015, respectively. For SARs held by Penn employees, there was $4.3 million of total unrecognized compensation cost at September 30, 2016 that will be recognized over the awards remaining weighted average vesting period of 2.72 years. For the three and nine months ended September 30, 2016, the Company recognized compensation expense of $0.4 million and $1.8 million associated with these awards, as compared to a credit of $3.0 million and compensation expense of $4.1 million for the three and nine months ended September 30, 2015. The changes are primarily due to volatility in stock price year-over-year for both Penn and GLPI awards held by Penn employees.  Amounts paid by the Company for the three and nine months ended September 30, 2016 on these cash-settled awards totaled $1.0 million and $2.5 million, as compared to $0.3 million and $2.6 million for the three and nine months ended September 30, 2015.

The following are the weighted-average assumptions used in the Black-Scholes option-pricing model for stock option awards granted during the nine months ended September 30, 2016 and 2015, respectively:

	2016	2015

Risk-free interest rate	1.20%	1.53%
Expected volatility	31.23%	36.84%
Dividend yield	—	—
Weighted-average expected life (years)	5.40	5.45

Segment Information

The Company’s Chief Executive Officer and President, who is the Company’s Chief Operating Decision Maker (“CODM”), as that term is defined in ASC 280, “Segment Reporting” (“ASC 280”), measures and assesses the Company’s business performance based on regional operations of various properties grouped together based primarily on their geographic locations. During the second quarter of 2016, the Company changed its three reportable segments from East/Midwest, West and Southern Plains to Northeast, South/West, and Midwest in connection with the addition of a new regional vice president and a realignment of responsibilities within our segments.  This realignment changed the manner in which information is provided to the CODM and therefore how performance is assessed and resources are allocated to the business.

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

The South/West reportable segment consists of the following properties: Zia Park Casino, Hollywood Casino Tunica, Hollywood Casino Gulf Coast, Boomtown Biloxi, M Resort, and Tropicana Las Vegas, which was acquired on August 25, 2015, as well as the Hollywood Casino Jamul-San Diego project with the Jamul Tribe, which opened on October 10, 2016.

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

The Other category consists of the Company’s standalone racing operations, namely Rosecroft Raceway, which was sold on July 31, 2016, Sanford-Orlando Kennel Club, and the Company’s joint venture interests in Sam Houston Race Park, Valley Race Park, and Freehold Raceway. If the Company is successful in obtaining gaming operations at these locations, they would be assigned to one of the Company’s regional executives and reported in their respective reportable segment. The Other category also includes the Company’s corporate overhead operations, which does not meet the definition of an operating segment under ASC 280. Additionally, Penn Interactive Ventures, the Company’s wholly-owned subsidiary which represents its social online gaming initiatives, including the recently acquired Rocket Games, would meet the definition of an operating segment under ASC 280, but is quantatively not significant to the Company’s operations as it represents 0.5% of net revenues and 0.4% of income from operations for the nine months ended September 30, 2016.

In addition to GAAP financial measures, management uses adjusted EBITDA as an important measure of the operating performance of its segments, including the evaluation of operating personnel and believes it is especially relevant in evaluating large, long lived casino projects because it provides a perspective on the current effects of operating decisions separated from the substantial non-operational depreciation charges and financing costs of such projects. The Company defines adjusted EBITDA as earnings before interest, taxes, stock compensation, debt extinguishment charges, impairment charges, insurance recoveries and deductible charges, depreciation and amortization, changes in the estimated fair value of contingent purchase price, gain or loss on disposal of assets, and other income or expenses. Adjusted EBITDA is also inclusive of income or loss from unconsolidated affiliates, with the Company’s share of non-operating items (such as depreciation and amortization) added back for its joint venture in Kansas Entertainment. Adjusted EBITDA excludes payments associated with our Master Lease agreement with GLPI as the transaction is accounted for as a financing obligation. Adjusted EBITDA should not be construed as an alternative to operating income, as an indicator of the Company’s operating performance, as an alternative to cash flows from operating activities, as a measure of liquidity, or as any other measure of performance determined in accordance with GAAP. The Company has significant uses of cash flows, including capital expenditures, interest payments, taxes and debt principal repayments, which are not reflected in adjusted EBITDA.

See Note 8 for further information with respect to the Company’s segments.

Other Comprehensive Income

The Company accounts for comprehensive income in accordance with ASC 220, “Comprehensive Income,” which establishes standards for the reporting and presentation of comprehensive income in the consolidated financial statements. The Company presents comprehensive income in two separate but consecutive statements. For the three and nine months ended September 30, 2016 and 2015, the only component of accumulated other comprehensive income was foreign currency translation adjustments.

3. New Accounting Pronouncements

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230).  The amendments are intended to address diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows.  The amendments provide guidance on the following specific cash flow issues: (a) debt prepayment or debt extinguishment costs; (b) settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing; (c) contingent consideration payments made after a business combination; (d) proceeds from the settlement of insurance claims; (e) proceeds from the settlement of corporate-owned life insurance policies, including bank-owned life insurance policies; (f) distributions received from equity method investees; (g) beneficial interest in securitization transactions; and (h) separately identifiable cash flows and application of the predominance principle.  For public companies, the amendments are effective for annual periods beginning after December 15, 2017, and interim periods within those fiscal years.  Early adoption is permitted, including adoption in an interim period.  An entity that elects early adoption must adopt all of the amendments in the same period.  The company is currently assessing the impact that the adoption of these amendments will have on its consolidated statement of cash flows and related disclosures.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which impacts virtually all aspects of an entity’s revenue recognition. The core principle of Topic 606 is that revenue should be recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In July 2015, the FASB deferred the effective date of the standard by one year which results in the new standard being effective for the Company at the beginning of its first quarter of fiscal year 2018. In addition, during March, April and May 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net), ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing and ASU 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients, respectively, which clarified the guidance on certain items such as reporting revenue as a principal versus agent, identifying performance obligations, accounting for intellectual property licenses, assessing collectability and presentation of sales taxes. Management has not yet completed its assessment of the impact of the new standard on the Company’s consolidated financial statements.  Although the Company is currently assessing the impact that the adoption of the new standard will have on its consolidated financial statements and related disclosures, we do believe it will result in changes to our accounting for loyalty points that are earned by our customers. The Company’s Marquee Rewards program allows customers, who are members and utilize their rewards membership card to earn promotional points that are redeemable for slot play and complimentaries. The accumulated points can be redeemed for food and beverages at our restaurants, and products offered at our retail stores across the vast majority of Penn’s casino properties. The estimated liability for unredeemed points is currently accrued based on expected redemption rates and the estimated costs of the services or merchandise to be provided.  Under the new standard, we will need to defer the full retail value of the complimentaries until the future revenue transaction occurs.  Although the exact amount of the increase to our point liabilities has not yet been determined, we do not anticipate it will have a significant impact on our earnings.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which will require, among other items, lessees to recognize a right-of-use asset and a lease liability for most leases. Extensive quantitative and qualitative disclosures, including significant judgments made by management, will be required to provide greater insight into the extent of revenue and expense recognized and expected to be recognized from existing contracts. The accounting applied by a lessor is largely unchanged from that applied under the current standard. The standard must be adopted using a modified retrospective transition approach and provides for certain practical expedients. The ASU is effective for public entities for fiscal years beginning after December 15, 2018, with early adoption permitted. Management has not yet completed its assessment of the impact of the new standard on the Company’s consolidated financial statements.  However, the Company has numerous operating leases which, under the new standard, will need to be reported as an asset and a liability on its balance sheet.  The precise amount of this asset and liability will be determined based on the leases that exist at the Company on the date of adoption.

   In February 2015, the FASB issued ASU 2015-02 with new consolidation guidance which modifies the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. The main provisions of the new guidance include modifying the evaluation of whether limited partnerships and similar legal entities are VIEs or voting interest entities, the evaluation of fees paid to a decision maker or a service provider as a variable interest, and the effect of fee arrangements and related parties on the primary beneficiary determination, as well as provides a scope exception for certain investment funds. The new guidance is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. A reporting entity may apply the new guidance using a modified retrospective approach by recording a cumulative-effect adjustment to equity as of the beginning of the fiscal year of adoption. A reporting entity also may apply the new guidance retrospectively. The Company adopted this guidance in the first quarter of 2016 and it had no impact to the Company’s financial statements.

4.  Acquisitions

On August 1, 2016, the Company acquired 100% of the outstanding equity securities of social casino game developer, Rocket Games, for initial cash consideration of $59.1 million subject to customary working capital adjustments.  The Stock Purchase Agreement includes contingent consideration payments over the next two years that will be based on a multiple of 6.25 times Rocket Games’ then-trailing twelve months of earnings before interest, taxes, depreciation and amortization, subject to a cap of $110 million.  Up to $10 million of the contingent consideration is accounted for as compensation as it is tied to continued employment over a two year period. The acquisition was funded by Penn with cash on hand and revolving commitments under the Company’s senior secured credit facility.  The preliminary fair value of the contingent purchase price was estimated to be $56.0 million at the acquisition date based on an income approach by applying an option pricing method to the Company’s internal earning projections using a Monte Carlo simulation.  The preliminary purchase price allocation resulted in goodwill of $81.7 million, other intangible assets of $43.4 million, current assets of $7.7 million, other assets of $0.3 million, current contingent consideration liabilities of $28.2 million, other current liabilities of $5.9 million, non-current contingent consideration liabilities of $27.8 million and deferred tax liabilities of $12.1 million.  Contingent consideration, goodwill, other intangible assts and the related deferred tax liabilities are provisional amounts as of September 30, 2016.  This acquisition complements Penn’s interactive gaming strategy through its wholly-owned subsidiary Penn Interactive Ventures which is included in the Other category.

5.  Property and Equipment

Property and equipment, net, consists of the following:

	September 30,	December 31,
	2016	2015
	(in thousands)

Property and equipment - non-leased
Land and improvements	$289,159	$288,910
Building and improvements	402,532	396,497
Furniture, fixtures and equipment	1,351,761	1,303,153
Leasehold improvements	109,882	129,012
Construction in progress	14,491	9,175
	2,167,825	2,126,747
Less Accumulated depreciation	(1,200,804)	(1,093,115)
	967,021	1,033,632
Property and equipment - master lease
Land and improvements	382,246	382,246
Building and improvements	2,219,018	2,219,018
	2,601,264	2,601,264
Less accumulated depreciation	(723,293)	(654,828)
	1,877,971	1,946,436
Property and equipment, net	$2,844,992	$2,980,068

Property and equipment, net decreased by $135.1 million for the nine months ended September 30, 2016 primarily due to depreciation expense, which is partially offset by improvements at Tropicana Las Vegas, and normal capital maintenance expenditures for the nine months ended September 30, 2016.

   Depreciation expense, for property and equipment including assets under capital leases, totaled $65.5 million and $196.8 million for the three and nine months ended September 30, 2016, respectively, of which $22.7 million and  $68.4 million related to assets under the Master Lease, respectively. No interest was capitalized in connection with major construction projects for the three and nine months ended September 30, 2016 compared to $0 and $1.8 million for the three and nine months ended September 30, 2015.

6.  Long-term Debt

Long-term debt, net of current maturities, is as follows:

	September 30,	December 31,
	2016	2015
	(in thousands)

Senior secured credit facility	$1,232,818	$1,259,740
$300 million 5.875 % senior unsecured notes due November 1, 2021	300,000	300,000
Other long-term obligations	154,469	146,992
Capital leases	2,215	28,466
	1,689,502	1,735,198
Less current maturities of long-term debt	(81,741)	(92,108)
Less net discounts	(636)	(686)
Less debt issuance costs, net of accumulated amortization of $18.7 million and $13.3 million, respectively	(17,909)	(23,553)
	$1,589,216	$1,618,851

The following is a schedule of future minimum repayments of long-term debt as of September 30, 2016 (in thousands):

Within one year	$81,631
1-3 years	966,934
3-5 years	285,048
Over 5 years	355,889
Total minimum payments	$1,689,502

Senior Secured Credit Facility

On April 28, 2015, the Company entered into an agreement to amend its senior secured credit facility.   In August 2015, the amendment to the senior secured credit facility went into effect increasing the capacity under an existing five year revolver from $500 million to $633.2 million and increased the existing five year $500 million Term Loan A facility by $146.7 million. The seven year $250 million Term Loan B facility remained unchanged.  At September 30, 2016, the Company’s senior secured credit facility had a gross outstanding balance of $1,232.8 million, consisting of a $555.7 million Term Loan A facility, a $243.1 million Term Loan B facility, and $434.0 million outstanding on the revolving credit facility. Additionally, at September 30, 2016, the Company had conditional obligations under letters of credit issued pursuant to the senior secured credit facility with face amounts aggregating $23.0 million, resulting in $176.2 million of available borrowing capacity as of September 30, 2016 under the revolving credit facility.

Corporate Airplane Loan

On September 30, 2016, the Company acquired a previously leased corporate airplane and financed the purchase price with an amortizing loan at a fixed interest rate of 5.22% for a term of five years with monthly payments of $220 thousand and a balloon payment of $12.6 million at the end of the loan term.  This loan is included with other long-term obligations.

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

At September 30, 2016, the Company was in compliance with all required financial covenants.

7.  Master Lease Financing Obligation

The Company’s Master Lease with GLPI is accounted for as a financing obligation. The obligation was calculated at the inception of the transaction based on the future minimum lease payments due to GLPI under the Master Lease discounted at 9.70%, which represents the estimated incremental borrowing rate over the lease term, including renewal options that were reasonably assured of being exercised and the funded construction of certain leased real estate assets in development at the date of the Spin-Off. Total payments under the Master Lease were $109.7 million and $331.9 million and $109.0 million and $327.3 million for the three and nine months ended September 30, 2016 and 2015, respectively. The interest expense recognized for the three and nine months ended September 30, 2016 was $97.4 million and $293.9 million as compared to $97.8 million and $291.9 million for the three and nine months ended September 30, 2015, respectively.

8.  Segment Information

During the second quarter of 2016, the Company changed its three reportable segments from East/Midwest, West and Southern Plains to Northeast, South/West, and Midwest in connection with the addition of a new regional vice president and a realignment of responsibilities within the Company’s segments.  Segment information for prior periods has been restated for comparability.  The following tables (in thousands) present certain information with respect to the Company’s segments. Intersegment revenues between the Company’s segments were not material in any of the periods presented below.  The income (loss) from operations by segment presented below does not include allocations for corporate overhead costs or expenses associated with utilizing property subject to the Master Lease.

Three months ended September 30, 2016	Northeast	South/West	Midwest	Other (1)	Total
Income (loss) from operations	$101,752	$19,337	$56,343	$(38,132)	$139,300
Charge for stock compensation	—	—	—	1,517	1,517
Depreciation and amortization	22,975	9,097	9,593	26,238	67,903
Contingent purchase price	(293)	—	—	263	(30)
(Gain) loss on disposal of assets	(13)	72	64	(2,904)	(2,781)
Insurance recoveries	—	—	(726)	—	(726)
Income (loss) from unconsolidated affiliates	—	—	3,798	(293)	3,505
Non-operating items for Kansas JV	—	—	2,572	—	2,572
Adjusted EBITDA	$124,421	$28,506	$71,644	$(13,311)	$211,260

Three months ended September 30, 2015	Northeast	South/West	Midwest	Other (1)	Total
Income (loss) from operations	$107,148	$22,307	$52,521	$(39,804)	$142,172
Charge for stock compensation	—	—	—	2,025	2,025
Depreciation and amortization	24,350	6,971	9,984	24,836	66,141
Contingent purchase price	(6,651)	—	—	—	(6,651)
Loss on disposal of assets	33	185	34	24	276
Income (loss) from unconsolidated affiliates	—	—	3,831	(72)	3,759
Non-operating items for Kansas JV	—	—	2,540	—	2,540
Adjusted EBITDA	$124,880	$29,463	$68,910	$(12,991)	$210,262

Nine months ended September 30, 2016	Northeast	South/West	Midwest	Other (1)	Total
Income (loss) from operations	$306,368	$72,944	$172,013	$(122,157)	$429,168
Charge for stock compensation	—	—	—	4,554	4,554
Depreciation and amortization	69,177	26,701	28,621	75,606	200,105
Contingent purchase price	(1,374)	—	—	263	(1,111)
(Gain) loss on disposal of assets	(6)	58	18	(3,510)	(3,440)
Insurance recoveries	—	—	(726)	—	(726)
Income (loss) from unconsolidated affiliates	—	—	12,261	(599)	11,662
Non-operating items for Kansas JV	—	—	7,713	—	7,713
Adjusted EBITDA	$374,165	$99,703	$219,900	$(45,843)	$647,925

Nine months ended September 30, 2015	Northeast	South/West	Midwest	Other (1)	Total
Income (loss) from operations	$274,995	$81,910	$160,631	$(140,314)	$377,222
Charge for stock compensation	—	—	—	6,446	6,446
Depreciation and amortization	70,016	17,091	29,846	74,832	191,785
Contingent purchase price	(5,944)	—	—	—	(5,944)
Loss on disposal of assets	40	585	28	148	801
Income (loss) from unconsolidated affiliates	—	—	12,021	(126)	11,895
Non-operating items for Kansas JV	—	—	7,818	—	7,818
Adjusted EBITDA	$339,107	$99,586	$210,344	$(59,014)	$590,023

	Northeast	South/West	Midwest	Other (1)	Total
	(in thousands)
Three months ended September 30, 2016
Net revenues	$395,748	$135,169	$221,172	$13,508	$765,597
Capital expenditures	6,465	7,540	7,438	936	22,379

Three months ended September 30, 2015
Net revenues	$406,552	$118,266	$209,115	$5,364	$739,297
Capital expenditures	39,272	3,089	3,707	478	46,546

Nine months ended September 30, 2016
Net revenues	$1,190,469	$411,245	$662,506	$27,250	$2,291,470
Capital expenditures	21,852	21,851	19,768	2,442	65,913

Nine months ended September 30, 2015
Net revenues	$1,120,272	$345,516	$622,652	$15,951	$2,104,391
Capital expenditures	136,587	12,948	14,922	2,578	167,035

Balance sheet at September 30, 2016
Total assets	854,583	1,109,773	1,059,591	2,227,732	5,251,679
Investment in and advances to unconsolidated affiliates	79	—	94,369	63,856	158,304
Goodwill and other intangible assets, net	324,285	224,746	748,952	127,639	1,425,622

Balance sheet at December 31, 2015
Total assets	918,292	968,152	1,091,514	2,160,794	5,138,752
Investment in and advances to unconsolidated affiliates	84	—	103,608	64,457	168,149
Goodwill and other intangible assets, net	324,285	224,746	750,127	4,226	1,303,384

(1) Includes depreciation expense associated with the real property assets under the Master Lease with GLPI.  In addition, total assets include these assets.  The interest expense associated with the financing obligation is reflected in the other category.  Net revenues and income (loss) from unconsolidated affiliates relate to the Company’s stand-alone racing operations, namely Rosecroft Raceway, which was sold during the quarter, Sanford Orlando Kennel Club and the Company’s Texas and New Jersey joint ventures which do not have gaming operations.  Other also includes the recently created Penn Interactive Ventures, which is a wholly-owned subsidiary that is pursuing our new interactive gaming strategy and our recent acquisition of Rocket Games.

9. Income Taxes

At September 30, 2016 and December 31, 2015, the Company had a net deferred tax liability balance of $120.2 million and $107.9 million, respectively, within its condensed consolidated balance sheets.  The Company accounts for income taxes in accordance with ASC 740 “Income Taxes”.  Under ASC 740, deferred tax assets and liabilities are determined based on the differences between the financial statement carrying amount and the tax bases of existing assets and liabilities and are measured at the prevailing enacted tax rates that will be in effect when these differences are settled or realized.  ASC 740 also requires that deferred tax assets be reduced by a valuation allowance if it is more-likely-than-not that some portion or all of the deferred tax assets will not be realized.  In the fourth quarter of 2013, the Company concluded that as a result of the failed spin-off-leaseback accounting treatment which resulted in a significant increase to its deferred tax assets, a valuation allowance should be recorded on the Company’s deferred tax assets given the significant negative evidence associated with being in or expecting to be in a three year cumulative pre-tax loss position and the insufficient objectively verifiable positive evidence to support the realization of the Company’s deferred tax assets. As of September 30, 2016 and December 31, 2015, we have a valuation allowance which totaled $817.9 million and $844.3 million, respectively, only on the portion of the deferred tax assets that are more likely than not to be unrealized as a result of the negative objective evidence of being in a three year cumulative loss.

The Company calculates the provision for income taxes during interim reporting periods by applying an estimate of the annual effective tax rate (“ETR”) to the full year projected pretax book income or loss excluding certain discrete items. The Company’s ETR (income taxes as a percentage of income from operations before income taxes) including discrete items was (25.56)% and 8.00% for the three and nine months ended September 30, 2016, as compared to 87.84% and 86.41% for the three and nine months ended September 30, 2015, primarily due to a year-over-year reduction to our federal and state valuation allowance coupled with an increase to earnings before income taxes.  Additionally, in the third quarter of 2016, we had an income tax benefit of $12.0 million due to the recording of net deferred tax liabilities associated with intangible assets from our Rocket Games acquisition which reduced our valuation allowance need.  Finally, the Company reached a tax settlement on our ongoing U.S. and Canadian Competent Authority case during the three months ended September 30, 2016 which resulted in a $9.8 million tax benefit.

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

Other long term obligations at September 30, 2016, included the relocation fees for Hollywood Gaming at Dayton Raceway and Hollywood Gaming at Mahoning Valley Race Course and the repayment obligation of a hotel and event center located near Hollywood Casino Lawrenceburg. The fair value of the relocation fees for Hollywood Gaming at Dayton Raceway and Hollywood Gaming at Mahoning Valley Race Course approximates its carrying value as the discount rate of 5.0% approximates the market rate of similar debt instruments and as such is a Level 2 measurement.  Finally, the fair value of the repayment obligation for the hotel and event center is estimated based on a rate consistent with comparable municipal bonds and as such is a Level 2 measurement.  See Note 6 for further details regarding the Company’s other long term obligations.

Other liabilities

Other liabilities at September 30, 2016 included the contingent purchase price consideration related to the purchase of Plainridge Racecourse and Rocket Games.  The fair value of the Company’s contingent purchase price consideration related to its Plainridge Racecourse acquisition is estimated based on a discounted cash flow model and as such is a Level 3 measurement.  The fair value of the Company’s contingent purchase price consideration related to its Rocket Games acquisition is estimated by applying an option pricing method using a Monte Carlo simulation which is a quantitative technique that estimates the distribution of an outcome variable that depends on probabilistic input variables and as such is a Level 3 measurement.  At each reporting period, the Company assesses the fair value of these liabilities and changes in their fair values are recorded in earnings. The amount related to the change in fair value of these obligations resulted in a reduction to general and administrative expense of $0.3 million and $1.4 million for the three and nine months ended September 30, 2016, respectively, compared to a reduction of $6.7 million and $5.9 million for the three and nine months ended September 30, 2015, respectively.

The carrying amounts and estimated fair values by input level of the Company’s financial instruments at September 30, 2016 and December 31, 2015 are as follows (in thousands):

	September 30, 2016
	Carrying
	Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$201,868	$201,868	$201,868	$—	$—
Financial liabilities:
Long-term debt
Senior secured credit facility	1,217,420	1,231,429	797,429	434,000	—
Senior unsecured notes	296,734	310,500	310,500	—	—
Other long-term obligations	154,469	157,561	—	157,561	—
Other liabilities	66,610	66,610	—	—	66,610

	December 31, 2015
	Carrying
	Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$237,009	$237,009	$237,009	$—	$—
Financial liabilities:
Long-term debt
Senior secured credit facility	1,239,049	1,251,975	829,975	422,000	—
Senior unsecured notes	296,252	291,000	291,000	—	—
Other long-term obligations	146,992	147,358	—	147,358	—
Other liabilities	13,815	13,815	—	—	13,815

The following table summarizes the changes in fair value of the Company’s Level 3 liabilities (in thousands):

Nine Months Ended
September 30, 2016
Liabilities
Contingent
Purchase Price
Balance at January 1, 2016	$13,815

Additions	55,963
Payments	(1,793)
Included in earnings	(1,375)
Balance at September 30, 2016	$66,610

The following table summarizes the significant unobservable inputs used in calculating fair value for our Level 3 liabilities:

	Valuation	Unobservable
	Technique	Input	Discount Rate	Volatility Rate
Contingent purchase price - Plainridge	Discounted cash flow	Discount rate	8.30%	N/A	%
Contingent purchase price - Rocket Games	Option Pricing Method	Discount rate, Volatility rate	9.00%	88.50%

11. Investment in Unconsolidated Affiliates

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net revenues	$37,513	$37,326	$115,267	$116,066
Operating expenses	29,917	29,663	90,746	92,025
Income from operations	7,596	7,663	24,521	24,041
Net income	$7,596	$7,663	$24,521	$24,041

Net income attributable to Penn	$3,798	$3,831	$12,261	$12,020

12. Subsequent Events

On October 20, 2016, the Jamul Tribe obtained long term secured financing, consisting of revolving and term loan credit facilities (the “Credit Facilities”) totaling approximately $460 million.  The Credit Facilities, all of which are due in 2022, consist of a $5 million revolving credit facility, a $340 million term loan B facility and a $98 million term loan C facility.  The revolving credit facility was provided by various commercial banks; the term loan B facility is held by an affiliate of Och-Ziff Real Estate; and the term loan C facility is held by the Company.  The Company will also provide up to an additional $15 million of delayed draw term loan C commitments to fund certain roadway improvement costs.  The various Credit Facilities rank pari passu with each other.  However, if, on the first anniversary of the opening of Hollywood Casino Jamul – San Diego (“the Casino”), the Jamul Tribe has not achieved a senior secured net leverage ratio equal to or less than 5.0 to 1.0, then all or a portion of the term loan C facility will become subordinated to the other Credit Facilities to the extent necessary such that, after giving effect to such conversion, such senior secured net leverage ratio is 5.0 to 1.0.  The rights of the Company to receive management and intellectual property license fees are subordinated to the claims of the lenders under the Credit Facilities and are subject to certain conditions contained in the Credit Facilities.

The Company was repaid on October 20, 2016, approximately $274 million of the advances to the Jamul Tribe for the development and construction of the property as well as previously purchased Jamul Tribal debt. The Company used these funds to reduce borrowings under its revolving credit facility.

As a condition to the availability of the Credit Facilities, the Company provided a limited completion guarantee, in favor of the administrative agent under the Credit Facilities, to provide up to $15 million of additional loans related to the construction and opening of the Casino, as well as certain post opening construction costs.  Of these loans, $10 million may be funded under the Credit Facilities as part of the term loan C facility, while any additional loans would be subordinated loans. The term loan C facility bears interest at LIBOR plus 8.50% with a 1% LIBOR floor (or, at the Jamul Tribe’s election, a base rate determined by reference to the prime rate, the federal funds effective rate or LIBOR, as applicable, plus 7.50%), and the subordinated loans will bear interest at 14.0% (with 12.0% to be paid in cash and 2.0% to be paid-in-kind).

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our Operations

We are a leading, diversified, multi-jurisdictional owner and manager of gaming and racing facilities and video gaming terminal operations. We have also recently expanded into social onling gaming offerings via our Penn Interative Ventures division and our recent acquisition of Rocket Games. As of September 30, 2016, we owned, managed, or had ownership interests in twenty-six facilities in the following sixteen jurisdictions: Florida, Illinois, Indiana, Kansas, Maine, Massachusetts, Mississippi, Missouri, Nevada, New Jersey, New Mexico, Ohio, Pennsylvania, Texas, West Virginia, and Ontario, Canada. We believe that our portfolio of assets provides us the benefit of geographically diversified cash flow from operations.

On June 24, 2015, we opened Plainridge Park Casino, an integrated racing and slots-only gaming facility in Plainville, Massachusetts. On August 25, 2015, we completed our acquisition of Tropicana Las Vegas Hotel and Casino (“Tropicana Las Vegas”) in Las Vegas, Nevada. On September 1, 2015, we completed our acquisition of Illinois Gaming Investors, LLC (d/b/a Prairie State Gaming), one of the largest video gaming terminal route operators in Illinois. In addition, we have developed and are now managing Hollywood Casino Jamul-San Diego on the Jamul Indian Village land in trust near San Diego, California, which opened on October 10, 2016.  Finally, we recently implemented our interactive gaming strategy through our subsidiary, Penn Interactive Ventures, which included launching our HollywoodCasino.com Play4Fun social gaming platform with Scientific Games and our HollywoodSlots.com mobile social gaming platform with OpenWager.  On August 1, 2016, we completed our acquisition of Rocket Games, a leading developer of social casino games.

The vast majority of our revenue is gaming revenue, derived primarily from gaming on slot machines (which represented approximately 86% and 84% of our gaming revenue in 2015 and 2014, respectively) and to a lesser extent, table games, which is highly dependent upon the volume and spending levels of customers at our properties. Other revenues are derived from our management service fee from Casino Rama and Hollywood Casino Jamul – San Diego, our hotels, dining, retail, admissions, program sales, concessions and certain other ancillary activities, and our racing operations. Our racing revenue includes our share of pari-mutuel wagering on live races after payment of amounts returned as winning wagers, our share of wagering from import and export simulcasting, and our share of wagering from our off-track wagering facilities.

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

The South/West reportable segment consists of the following properties: Zia Park Casino, Hollywood Casino Tunica, Hollywood Casino Gulf Coast, Boomtown Biloxi, M Resort, and Tropicana Las Vegas, which was acquired on August 25, 2015, as well as the Hollywood Casino Jamul—San Diego project with the Jamul Tribe, which opened on October 10, 2016.

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

The Other category consists of the Company’s standalone racing operations, namely Rosecroft Raceway, which was sold on July 31, 2016, Sanford-Orlando Kennel Club, and the Company’s joint venture interests in Sam Houston Race Park, Valley Race Park, and Freehold Raceway. If the Company is successful in obtaining gaming operations at these locations, they would be assigned to one of the Company’s regional executives and reported in their respective reportable segment. The Other category also includes the Company’s corporate overhead operations, which does not meet the definition of an operating segment under ASC 280 and Penn Interactive Ventures, the Company’s wholly-owned subsidiary which represents its social online gaming initiatives, including the recently acquired Rocket Games, and would meet the definition of an operating segment under ASC 280, but is quantatively not significant to the Company’s operations as it represents 0.5% of net revenues and 0.4% of income from operations for the nine months ended September 30, 2016.

In addition to GAAP financial measures, management uses adjusted EBITDA as an important measure of the operating performance of its segments, including the evaluation of operating personnel and believes it is especially relevant in evaluating large, long lived casino projects because they provide a perspective on the current effects of operating decisions separated from the substantial non-operational depreciation charges and financing costs of such projects. The Company defines adjusted EBITDA as earnings before interest, taxes, stock compensation, debt extinguishment charges, impairment charges, insurance recoveries and deductible charges, depreciation and amortization, changes in the estimated fair value of contingent purchase price, gain or loss on disposal of assets, and other income or expenses. Adjusted EBITDA is also inclusive of income or loss from unconsolidated affiliates, with the Company’s share of non-operating items (such as depreciation and amortization) added back for its joint venture in Kansas Entertainment. Adjusted EBITDA excludes payments associated with our Master Lease agreement with GLPI as the transaction is accounted for as a financing obligation. Adjusted EBITDA should not be construed as an alternative to income from operations, as an indicator of the Company’s operating performance, as an alternative to cash flows from operating activities, as a measure of liquidity, or as any other measure of performance determined in accordance with GAAP. The Company has significant uses of cash flows, including capital expenditures, interest payments, taxes and debt principal repayments, which are not reflected in adjusted EBITDA.

Executive Summary

As reported by most jurisdictions, regional gaming industry trends began softening midway through the second quarter, particularly in our unrated player category. The expansion of recently constructed gaming facilities continues to impact the overall domestic gaming industry as well as our operating results in certain markets.

We operate a geographically diversified portfolio comprised largely of new and well maintained regional gaming facilities. This has allowed us to develop what we believe to be a solid base for future growth opportunities. We have also made investments in joint ventures that we believe may allow us to capitalize on additional gaming opportunities in certain states if legislation or referenda are passed that permit and/or expand gaming in these jurisdictions and we are selected as a licensee. Historically, the Company has been reliant on certain key regional gaming markets (for example, its results from Hollywood Casino at Charles Town Races and Hollywood Casino Lawrenceburg). Over the past several years, the Company has diversified its operations via new development facilities and acquisitions.

Financial Highlights:

We reported net revenues and income from operations of $765.6 million and $139.3 million, respectively, for the three months ended September 30, 2016, compared to $739.3 million and $142.2 million, respectively, for the corresponding period in the prior year and net revenues and income from operations of $2,291.5 million and $429.2 million, respectively, for the nine months ended September 30, 2016 compared to $2,104.4 million and $377.2 million, respectively for the corresponding period in the prior year. The major factors affecting our results for the three and nine months ended September 30, 2016, as compared to the three and nine months ended September 30, 2015, were:

•

The opening of Plainridge Park Casino on June 24, 2015 in our Northeast segment, which generated $43.8 million and $129.7 million of net revenues for the three and nine months ended September 30, 2016, respectively.

•

The acquisition of Tropicana Las Vegas on August 25, 2015 in our South/West segment, which generated $28.7 million and $89.1 million of net revenues for the three and nine months ended September 30, 2016, respectively.

•

The acquisition of Prairie State Gaming on September 1, 2015 in our Midwest segment, which generated $14.5 million and $44.0 million of net revenues for the three and nine months ended September 30, 2016.

•

Net income increased by $41.6 million and $94.5 million for the three and nine months ended September 30, 2016, as compared to the three and nine months ended September 30, 2015, primarily due to contributions from the new or recently acquired properties described above, as well as lower income tax provision and higher interest income, partially offset by higher depreciation expense and higher interest expense incurred under our credit facility.

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

•

Construction of a tribal casino in Taunton, Massachusetts that was expected to open in 2017, is currently on hold following a recent judicial opinion.  MGM Springfield in Western Massachusetts is expected to be completed in late 2018 and Wynn Everett in Eastern Massachusetts is scheduled to open in mid-2019. The increased competition in Massachusetts will have a negative impact on the operations of Plainridge Park Casino.

South/West

•

On April 5, 2013, we announced that, subject to final National Indian Gaming Commission approval, we and the Jamul Tribe had entered into definitive agreements (including management, development, branding and lending arrangements) to jointly develop a Hollywood Casino branded gaming facility on the Jamul Tribe’s trust land in San Diego County, California. The current budget of $407 million for this facility located approximately 20 miles east of downtown San Diego was increased by $17 million since the second quarter of 2016 due to a $10 million cost increase in offsite improvements and $7 million of additional preopening costs due to the delay in opening from August to October. The facility is a state of the art development project which includes a three-story gaming and entertainment facility of approximately 200,000 square feet featuring 1,731 slot machines, 40 live table games, multiple restaurants, bars and lounges and a partially enclosed parking structure with over 1,800 spaces. In mid-January 2014, we commenced construction activities at the site and in June 2015, we announced the “Topping Out” marking the halfway point of construction. Hollywood Casino Jamul – San Diego opened on October 10, 2016. We currently provide financing to the Jamul Tribe in connection with the project and, following the opening, we manage and provide branding for the casino in exchange for a management fee equal to 30% of the casino’s pretax income, a licensing fee of 2% of gross revenues for the Hollywood Casino brand, as well as interest on loans provided by the Company in connection with the project.

•

On April 29, 2015, we announced that we entered into a definitive agreement to acquire the Tropicana Las Vegas for $360 million. The acquisition was completed on August 25, 2015. Tropicana Las Vegas is situated on 35 acres of land located on the Las Vegas Strip with 1,467 remodeled guest rooms and suites, a 50,000 square foot casino gaming floor featuring 844 slot and video poker machines and 38 table games including blackjack, mini-baccarat, craps and roulette, three full-service restaurants, a 1,200 seat performance theater, a 300 seat comedy club, a nightclub, beach club and 2,950 parking spaces.  During the second quarter of 2016, we refreshed the gaming floor with new slot machines and launched our Marquee Rewards player loyalty program at the Tropicana Las Vegas.  Additionally, we continue to execute our master plan for the property which we expect will include additional food, beverage, retail and entertainment and other non-gaming amenities and enhancements by late next year.

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

Other

•	On August 1, 2016, we completed our acquisition of Rocket Games, a leading developer of social casino games.

Critical Accounting Estimates

We make certain judgments and use certain estimates and assumptions when applying accounting principles in the preparation of our consolidated financial statements. The nature of the estimates and assumptions are material due to the levels of subjectivity and judgment necessary to account for highly uncertain factors or the susceptibility of such factors to change. We have identified the accounting for long-lived assets, goodwill and other intangible assets, income taxes and litigation, and claims and assessments as critical accounting estimates, as they are the most important to our financial statement presentation and require difficult, subjective and complex judgments.

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

For further information on our critical accounting estimates, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the notes to our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2015. There has been no material change to these estimates for the nine months ended September 30, 2016.

Results of Operations

The following are the most important factors and trends that contribute to our operating performance:

•

Most of our properties operate in mature competitive markets. As a result, we expect a majority of our future growth to come from prudent acquisitions of gaming properties (such as our August 2015 acquisition of Tropicana Las Vegas), jurisdictional expansions (such as our June 2015 opening of a slots-only gaming facility in Massachusetts, our October 2016 opening of a Hollywood Casino branded gaming facility on the Jamul Indian Village land in trust which we will manage, the September 2014 opening of Hollywood Gaming at Mahoning Valley Race Course and the August 2014 opening of Hollywood Gaming at Dayton Raceway), expansions of gaming in existing jurisdictions (such as the introduction of table games in July 2010 at Hollywood Casino at Charles Town Races and Hollywood Casino at Penn National Race Course, and at Hollywood Casino Bangor in March 2012), expansions/improvements of existing properties (such as a hotel at Zia Park Casino which opened in August 2014) and new growth opportunities (such as our acquisition of Prairie State Gaming, a leading video lottery terminal operator in Illinois, and our entry into the interactive and social gaming business through Penn Interactive Ventures, including our recent acquisition of Rocket Games).

•

A number of states are currently considering or implementing legislation to legalize or expand gaming. Such legislation presents both potential opportunities to establish new properties (for example, in Massachusetts, where we opened a slots-only gaming facility on June 24, 2015, in Kansas, where we opened a casino through a joint venture in February 2012, and in Ohio, where we opened casinos in Toledo and Columbus in May 2012 and October 2012, respectively, and opened video lottery terminal facilities at two racetracks in Ohio in the third quarter of 2014) and increased competitive threats to business at our existing properties (such as the introduction/expansion of commercial casinos in Kansas, Maryland, Ohio, and potentially Kentucky and Nebraska, and the introduction of tavern licenses in several states, most significantly in Illinois).

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

The consolidated results of operations for the three and nine months ended September 30, 2016 and 2015 are summarized below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in thousands)
Revenues:
Gaming	$654,591	$651,284	$1,974,618	$1,861,539
Food, beverage, hotel and other	147,554	124,721	429,792	350,905
Management service and licensing fees	3,130	2,871	8,567	7,614
Reimbursable management costs	5,965	—	8,820	—
Revenues	811,240	778,876	2,421,797	2,220,058
Less promotional allowances	(45,643)	(39,579)	(130,327)	(115,667)
Net revenues	765,597	739,297	2,291,470	2,104,391

Operating expenses:
Gaming	336,669	334,219	1,011,187	942,730
Food, beverage, hotel and other	102,110	89,151	302,062	249,883
General and administrative	114,376	107,614	340,854	342,771
Reimbursable management costs	5,965	—	8,820	—
Depreciation and amortization	67,903	66,141	200,105	191,785
Insurance recoveries	(726)	—	(726)	—
Total operating expenses	626,297	597,125	1,862,302	1,727,169
Income from operations	$139,300	$142,172	$429,168	$377,222

Certain information regarding our results of operations by segment for the three and nine months ended September 30, 2016 and 2015 is summarized below:

	Net Revenues		Income (loss) from Operations
Three Months Ended September 30,	2016	2015	2016	2015
	(in thousands)

Northeast	$395,748	$406,552	$101,752	$107,148
South/West	135,169	118,266	19,337	22,307
Midwest	221,172	209,115	56,343	52,521
Other	13,508	5,364	(38,132)	(39,804)
Total	$765,597	$739,297	$139,300	$142,172

	Net Revenues		Income (loss) from Operations
Nine Months Ended September 30,	2016	2015	2016	2015
	(in thousands)

Northeast	$1,190,469	$1,120,272	$306,368	$274,995
South/West	411,245	345,516	72,944	81,910
Midwest	662,506	622,652	172,013	160,631
Other	27,250	15,951	(122,157)	(140,314)
Total	$2,291,470	$2,104,391	$429,168	$377,222

Revenues

Revenues for the three and nine months ended September 30, 2016 and 2015 were as follows (in thousands):

				Percentage
Three Months Ended September 30,	2016	2015	Variance	Variance
Gaming	$654,591	$651,284	$3,307	0.5%
Food, beverage, hotel and other	147,554	124,721	22,833	18.3%
Management service and licensing fees	3,130	2,871	259	9.0%
Reimbursable management costs	5,965	—	5,965	N/A
Revenues	811,240	778,876	32,364	4.2%
Less promotional allowances	(45,643)	(39,579)	(6,064)	15.3%
Net revenues	$765,597	$739,297	$26,300	3.6%

				Percentage
Nine Months Ended September 30,	2016	2015	Variance	Variance
Gaming	$1,974,618	$1,861,539	$113,079	6.1%
Food, beverage, hotel and other	429,792	350,905	78,887	22.5%
Management service and licensing fees	8,567	7,614	953	12.5%
Reimbursable management costs	8,820	—	8,820	N/A
Revenues	2,421,797	2,220,058	201,739	9.1%
Less promotional allowances	(130,327)	(115,667)	(14,660)	12.7%
Net revenues	$2,291,470	$2,104,391	$187,079	8.9%

In our business, revenue is driven by discretionary consumer spending. The expansion of newly constructed gaming facilities has increased competition in many regional markets (including at some of our key facilities). As reported by most jurisdictions, regional gaming industry trends began softening midway through the second quarter, primarily in our unrated player category.

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

Gaming revenue

Gaming revenue increased by $3.3 million, or 0.5%, and $113.1 million, or 6.1%, for the three and nine months ended September 30, 2016, as compared to the three and nine months ended September 30, 2015, primarily due to the variances explained below.

Gaming revenue for our Northeast segment decreased by $9.0 million, or 2.4% for the three months ended September 30, 2016, as compared to the three months ended September 30, 2015, primarily due to decreased gaming revenue at Plainridge Park Casino and Hollywood Casino Toledo which was negatively impacted by road construction that impeded access to the facility, which together decreased gaming revenue $9.0 million, and to a lesser extent decreased gaming revenue at Hollywood Casino at Charles Town Races and Hollywood Casino at Penn National Race Course, primarily due to the continued impact of competition in the region, namely Maryland Live! and Horseshoe Casino Baltimore, offset by increased gaming revenue at our other three Ohio properties.

Gaming revenue for our Northeast segment increased by $66.9 million, or 6.6%, for the nine months ended September 30, 2016, as compared to the nine months ended September 30, 2015, primarily due to the opening of Plainridge Park Casino on June 24, 2015 and improved results at all of our Ohio properties, which together increased gaming revenue $78.1 million for the nine months ended September 30, 2016, all of which were partially offset by decreased gaming revenue at Hollywood Casino at Charles Town Races and to a lesser extent at Hollywood Casino at Penn National Race Course, primarily due to the continued impact of competition in the region, namely Maryland Live! and Horseshoe Casino Baltimore.

Gaming revenue for our Midwest segment increased by $11.0 million, or 5.7%, and $36.9 million, or 6.4%, for the three and nine months ended September 30, 2016, as compared to the three and nine months ended September 30, 2015, primarily due to the acquisition of Prairie State Gaming on September 1, 2015, which generated $10.2 million and $39.1 million for the three and nine months ended September 30, 2016, respectively, and improved results at Argosy Riverside and Hollywood Casino St. Louis, all of which were partially offset by decreased gaming revenue at Hollywood Casino Joliet, Argosy Alton, which was negatively impacted by flooding that occurred during the first quarter 2016, and Hollywood Casino Lawrenceburg, primarily due to the continued impact of competition in Ohio, namely the openings of a racino at Belterra Park, Horseshoe Casino in Cincinnati and our own facility in Dayton.

Gaming revenue for our South/West segment increased by $1.3 million, or 1.4%, and $9.3 million, or 3.4%, for the three and nine months ended September 30, 2016, as compared to the three and nine months ended September 30, 2015, primarily due to the acquisition of Tropicana Las Vegas on August 25, 2015, partially offset by decreased gaming revenue at Hollywood Casino Tunica, Zia Park Casino, as ongoing softness in oil prices have continued to affect the economy in this area, and new competition impacting Boomtown Biloxi.

Food, beverage, hotel and other revenue

Food, beverage, hotel and other revenue increased by $22.8 million, or 18.3%, and $78.9 million, or 22.5%, for the three and nine months ended September 30, 2016, as compared to the three and nine months ended September 30, 2015, primarily due to the variances explained below.

Food, beverage, hotel and other revenue for our Northeast segment increased by $6.8 million, or 5.2%, for the nine months ended September 30, 2016, as compared to the nine months ended September 30, 2015, primarily due to the opening of Plainridge Park Casino on June 24, 2015.

Food, beverage, hotel and other revenue for our Midwest segment increased by $2.2 million, or 7.1%, and $3.9 million, or 4.1%, for the three and nine months ended September 30, 2016, as compared to the three and nine months ended September 30, 2015, primarily due to the acquisition of Prairie State Gaming on September 1, 2015 and improved results at Hollywood Casino St. Louis and Argosy Riverside and higher revenues at Hollywood Casino Lawrenceburg, as a result of the new hotel and event center which opened on January 13, 2015.

Food, beverage, hotel and other revenue for our South/West segment increased by $13.4 million, or 32.6%, and $57.0 million, or 52.6%, for the three and nine months ended September 30, 2016, as compared to the three and nine months ended September 30, 2015, primarily due to the acquisition of Tropicana Las Vegas on August 25, 2015.

Promotional allowances

Promotional allowances increased by $6.1 million, or 15.3%, and $14.7 million, or 12.7%, for the three and nine months ended September 30, 2016, as compared to the three and nine months ended September 30, 2015, primarily due to the opening of Plainridge Park Casino on June 24, 2015 and the acquisition of Tropicana Las Vegas on August 24, 2015.

Operating Expenses

Operating expenses for the three and nine months ended September 30, 2016 and 2015 were as follows (in thousands):

				Percentage
Three Months Ended September 30,	2016	2015	Variance	Variance
Gaming	$336,669	$334,219	$2,450	0.7%
Food, beverage, hotel and other	102,110	89,151	12,959	14.5%
General and administrative	114,376	107,614	6,762	6.3%
Reimbursable management costs	5,965	—	5,965	N/A
Depreciation and amortization	67,903	66,141	1,762	2.7%
Insurance recoveries	(726)	—	(726)	N/A
Total operating expenses	$626,297	$597,125	$29,172	4.9%

				Percentage
Nine Months Ended September 30,	2016	2015	Variance	Variance
Gaming	$1,011,187	$942,730	$68,457	7.3%
Food, beverage, hotel and other	302,062	249,883	52,179	20.9%
General and administrative	340,854	342,771	(1,917)	(0.6)%
Reimbursable management costs	8,820	—	8,820	N/A
Depreciation and amortization	200,105	191,785	8,320	4.3%
Insurance recoveries	(726)	—	(726)	N/A
Total operating expenses	$1,862,302	$1,727,169	$135,133	7.8%

Gaming expense

Gaming expense increased by $2.5 million, or 0.7%, and $68.5 million, or 7.3%, for the three and nine months ended September 30, 2016, as compared to the three and nine months ended September 30, 2015, primarily due to the variances explained below.

Gaming expense for our Northeast segment decreased by $8.1 million, or 3.9%, for the three months ended September 30, 2016, as compared to the three months ended September 30, 2015, primarily due to decreased gaming taxes resulting from decreased taxable gaming revenue mentioned above at Plainridge Park Casino and Hollywood Casino Toledo and to a lesser extent at Hollywood Casino at Charles Town Races and Hollywood Casino at Penn National Race Course, primarily due to the continued impact of competition in the region, namely Maryland Live! and Horseshoe Casino Baltimore, partially offset by increased gaming taxes resulting from increased taxable gaming revenue mentioned above at our other three Ohio properties.

Gaming expense for our Northeast segment increased by $34.2 million, or 6.0%, for the nine months ended September 30, 2016, as compared to the nine months ended September 30, 2015, primarily due to the opening of Plainridge Park Casino on June 24, 2015 and increased gaming taxes resulting from increased taxable gaming revenue mentioned above at our other three Ohio properties, which was partially offset by a decrease in gaming taxes resulting from decreased taxable gaming revenue mentioned above at Hollywood Casino Toledo, Hollywood Casino at Charles Town Races and to a lesser extent Hollywood Casino at Penn National Race Course.

Gaming expense for our Midwest segment increased by $9.5 million, or 10.4%, and $29.0 million, or 10.8%, for the three and nine months ended September 30, 2016, as compared to the three and nine months ended September 30, 2015, primarily due to the acquisition of Prairie State Gaming on September 1, 2015 and an increase in gaming taxes resulting from increased taxable gaming revenue mentioned above at Argosy Riverside and Hollywood Casino St. Louis, which was partially offset by decreased gaming taxes resulting from decreased taxable gaming revenue mentioned above at Hollywood Casino Joliet, and for the nine months ended at Hollywood Casino Aurora and Argosy Alton.

Gaming expense for our South/West segment increased by $0.8 million, or 2.5%, and $5.3 million, or 5.1%, for the three and nine months ended September 30, 2016, as compared to the three and nine months ended September 30, 2015, primarily due to the acquisition of Tropicana Las Vegas on August 25, 2015, partially offset by decreased gaming taxes resulting from decreased taxable gaming revenue mentioned above at Zia Park Casino.

Food, beverage, hotel and other expenses

Food, beverage, hotel and other expenses increased by $13.0 million, or 14.5%, and $52.2 million, or 20.9%, for the three and nine months ended September 30, 2016, as compared to the three and nine months ended September 30, 2015, primarily due to the variances explained below.

Food, beverage, hotel and other expenses for our Northeast segment increased by $4.7 million, or 4.8%, for the nine months ended September 30, 2016, as compared to the nine months ended September 30, 2015, primarily due to the opening of Plainridge Park Casino on June 24, 2015.

Food, beverage, hotel and other expenses for our Midwest segment increased by $0.7 million, or 3.1%, and $3.0 million, or 4.7%, for the three and nine months ended September 30, 2016, as compared to the three and nine months ended September 30, 2015, primarily due to improved results at Hollywood Casino St. Louis, Hollywood Casino Joliet and Argosy Riverside.

Food, beverage, hotel and other expenses for our South/West segment increased by $8.7 million, or 27.8%, and $39.7 million, or 49.4%, for the three and nine months ended September 30, 2016, as compared to the three and nine months ended September 30, 2015, primarily due to the acquisition of Tropicana Las Vegas on August 25, 2015.

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

General and administrative expenses increased by $6.8 million, or 6.3%, and decreased by $1.9 million, or 0.6%, for the three and nine months ended September 30, 2016, as compared to the three and nine months ended September 30, 2015, primarily due to the variances explained below.

General and administrative expenses for Other decreased by $12.4 million, or 17.6%, for the nine months ended September 30, 2016, as compared to the nine months ended September 30, 2015, primarily due to decreased corporate overhead costs of $11.4 million for the nine months ended September 30, 2016, respectively, primarily due to decreased cash-settled stock-based compensation charges mainly due to the changes in stock price for Penn and GLPI common stock during 2016 compared to 2015 and due to lower bonus and severance accruals in 2016, primarily due to the termination of some senior level corporate employees in 2015.

General and administrative expenses for our South/West segment increased by $2.2 million, or 9.3%, and $11.3 million, or 17.9%, for the three and nine months ended September 30, 2016, as compared to the three and nine months ended September 30, 2015, primarily due to the acquisition of Tropicana Las Vegas on August 25, 2015, partially offset by decreased expenses at M Resort primarily due to decreases in outside service costs.

General and administrative expenses for our Northeast segment increased by $4.4 million, or 13.1%, and $0.8 million, or 0.7% for the three and nine months ended September 30, 2016, as compared to the three and nine months ended September 30, 2015, primarily due to a $6.9 million decrease in the estimated fair value of the contingent purchase price from lower future earning projections, partially offset by lower property taxes at Hollywood Gaming at Dayton Raceway and decreased expenses at the majority of our other properties.

Depreciation and amortization expense

Depreciation and amortization expense increased by $1.8 million, or 2.7%, and $8.3 million, or 4.3%, for the three and nine months ended September 30, 2016, as compared to the three and nine months ended September 30, 2015, primarily due to the opening of Plainridge Park Casino on June 24, 2015, the acquisitions of Tropicana Las Vegas on August 25, 2015 and Prairie State Gaming on September 1, 2015, and the formation of Penn Interactive Ventures, all of which were partially offset by decreased depreciation expense at the majority of our other properties as assets are becoming fully depreciated.

Other income (expenses)

Other income (expenses) for the three and nine months ended September 30, 2016 and 2015 were as follows (in thousands):

				Percentage
Three Months Ended September 30,	2016	2015	Variance	Variance
Interest expense	$(114,349)	$(111,406)	$(2,943)	2.6%
Interest income	8,202	3,083	5,119	166.0%
Income from unconsolidated affiliates	3,505	3,759	(254)	(6.8)%
Other	404	2,672	(2,268)	(84.9)%
Total other expenses	$(102,238)	$(101,892)	$(346)	0.3%

				Percentage
Nine Months Ended September 30,	2016	2015	Variance	Variance
Interest expense	$(345,548)	$(329,550)	$(15,998)	4.9%
Interest income	20,039	7,396	12,643	170.9%
Income from unconsolidated affiliates	11,662	11,895	(233)	(2.0)%
Other	(1,978)	4,805	(6,783)	(141.2)%
Total other expenses	$(315,825)	$(305,454)	$(10,371)	3.4%

Interest expense

Interest expense increased by $2.9 million, or 2.6%, for the three months ended September 30, 2016, as compared to the three months ended September 30, 2015, primarily due to $3.4 million for the three months ended September 30, 2016, from higher borrowing levels and interest rates on the Term Loan A and revolver portions of the senior secured credit facility.

Interest expense increased by $16.0 million, or 4.9%, for the nine months ended September 30, 2016, as compared to the nine months ended September 30, 2015, primarily due to higher borrowing levels and interest rates on the Term Loan A and revolver portions of the senior secured credit facility which contributed to an $11.4 million increase, higher contingent payments associated with the monthly variable components for Hollywood Casino Columbus and Hollywood Casino Toledo and higher payments of $2.1 million from the escalator on the financing obligation to GLPI which was triggered at the conclusion of the second year of the Master Lease and $1.7 million from a decrease in capitalized interest.  The Company anticipates that the annual escalator at the end of the third year of the Master Lease (October 31, 2016) will be approximately $4.8 million, of which $0.8 million will be incurred in the fourth quarter of 2016.

Interest income

Interest income has increased for the three and nine months ended September 30, 2016, as compared to the three and nine months ended September 30, 2015, primarily due to higher interest accrued on advances to the Jamul Tribe (see Note 2 to the condensed consolidated financial statements for further details).

Other

Other decreased by $2.3 million, or 84.9% and $6.8 million, or 141.2%, for the three and nine months ended September 30, 2016, as compared to the three and nine months ended September 30, 2015, primarily due to foreign currency translation losses for the three and nine months ended September 30, 2016, compared to foreign currency translation gains for the corresponding periods in the prior year.

Taxes

The Company calculates the provision for income taxes during interim reporting periods by applying an estimate of the annual effective tax rate (“ETR”) to the full year projected pretax book income or loss excluding certain discrete items. The Company’s ETR (income taxes as a percentage of income from operations before income taxes) including discrete items was (25.56)% and 8.00% for the three and nine months ended September 30, 2016, as compared to 87.84% and 86.41% for the three and nine months ended September 30, 2015, primarily due to a year-over-year reduction to our federal and state valuation allowance coupled with an increase to earnings before income taxes.

As of September 30, 2016, we intend to continue maintaining a valuation allowance on our deferred tax assets until there is sufficient positive evidence to support the reversal of all or some portion of these allowances.  A reduction in the valuation allowance would result in a significant decrease to income tax expense in the period the release is recorded.  However, the exact timing and amount of the reduction in our valuation allowance are unknown at this time and will be subject to the earnings level we achieve in 2016 as well as our projected income levels in future periods. In the third quarter of 2016, we had an income tax benefit of $12.0 million due to the recording of net deferred tax liabilities associated with our acquisition of Rocket Games which reduced our valuation allowance need as well as a tax benefit of $9.8 million associated with a tax settlement of uncertain tax positions described below.

The Company’s annual ETR can vary each interim period depending on, among other factors, recurring items, such as lobbying, geographic and business mix of our earnings, as well as changes in forecasted earnings, the level of our tax credits and the realizability of our deferred tax assets.  It is also affected by discrete items that may occur in any given year, but are not consistent from year to year.  As such, the settlement of our ongoing U.S. and Canadian Competent Authority  case during the three months ended September 30, 2016 had a significant impact on the difference between our statutory U.S. federal income tax rate of 35% and our effective rate for the quarter of (25.56%).  We recorded a benefit of ($9.8) million related to this settlement for the three months ended September 30, 2016.  Additionally, as a result of the settlement, the Company anticipates receiving a net cash refund of $31.0 million (USD) within the next twelve months.

Adjusted EBITDA

In addition to GAAP financial measures, adjusted EBITDA is used by management as an important measure of the Company’s operating performance. We define adjusted EBITDA as earnings before interest, taxes, stock compensation, debt extinguishment charges, impairment charges, insurance recoveries and deductible charges, depreciation and amortization, changes in the estimated fair value of contingent purchase price, gain or loss on disposal of assets, and other income or expenses. Adjusted EBITDA is also inclusive of income or loss from unconsolidated affiliates, with our share of non-operating items (such as depreciation and amortization) added back for our joint venture in Kansas Entertainment. Adjusted EBITDA excludes payments associated with our Master Lease agreement with GLPI as the transaction is accounted for as a financing obligation. Adjusted EBITDA has economic substance because it is used by management as a performance measure to analyze the performance of our business, and is especially relevant in evaluating large, long-lived casino projects because it provides a perspective on the current effects of operating decisions separated from the substantial non-operational depreciation charges and financing costs of such projects. We also present adjusted EBITDA because it is used by some investors and creditors as an indicator of the strength and performance of ongoing business operations, including our ability to service debt, fund capital expenditures, acquisitions and operations. These calculations are commonly used as a basis for investors, analysts and credit rating agencies to evaluate and compare operating performance and value companies within our industry. In addition, gaming companies have historically reported adjusted EBITDA as a supplement to financial measures in accordance with GAAP. In order to view the operations of their casinos on a more stand-alone basis, gaming companies, including us, have historically excluded from their adjusted EBITDA calculations certain corporate expenses that do not relate to the management of specific casino properties. However, adjusted EBITDA is not a measure of performance or liquidity calculated in accordance with GAAP. Adjusted EBITDA information is presented as a supplemental disclosure, as management believes that it is a widely used measure of performance in the gaming industry, is used in the valuation of gaming companies, and that it is considered by many to be a key indicator of the Company’s operating results. Management uses adjusted EBITDA as an important measure of the operating performance of its segments, including the evaluation of operating personnel. Adjusted EBITDA should not be construed as an alternative to income from operations, as an indicator of the Company’s operating performance, as an alternative to cash flows from operating activities, as a measure of liquidity, or as any other measure of performance determined in accordance with GAAP. The Company has significant uses of cash flows, including capital expenditures, interest payments, taxes and debt principal repayments, which are not reflected in adjusted EBITDA. It should also be noted that other gaming companies that report adjusted EBITDA information may calculate this metric in a different manner than the Company and therefore, comparability may be limited.

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

The following table presents a reconciliation of the Company’s most directly comparable GAAP financial measures to adjusted EBITDA, for the three and nine months ended September 30, 2016 and 2015 was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Net income	$46,535	$4,900	$104,278	$9,752
Income tax provision	(9,473)	35,380	9,065	62,016
Other	(404)	(2,672)	1,978	(4,805)
Income from unconsolidated affiliates	(3,505)	(3,759)	(11,662)	(11,895)
Interest income	(8,202)	(3,083)	(20,039)	(7,396)
Interest expense	114,349	111,406	345,548	329,550
Income from operations	$139,300	$142,172	$429,168	$377,222
Loss (gain) on disposal of assets	(2,781)	276	(3,440)	801
Charge for stock compensation	1,517	2,025	4,554	6,446
Contingent purchase price	(30)	(6,651)	(1,111)	(5,944)
Depreciation and amortization	67,903	66,141	200,105	191,785
Insurance recoveries	(726)	—	(726)	—
Income from unconsolidated affiliates	3,505	3,759	11,662	11,895
Non-operating items for Kansas JV	2,572	2,540	7,713	7,818
Adjusted EBITDA	$211,260	$210,262	$647,925	$590,023

The reconciliation of each segment’s income (loss) from operations to adjusted EBITDA for the three and nine months ended September 30, 2016 and 2015 was as follows (in thousands):

Three months ended September 30, 2016	Northeast	South/West	Midwest	Other (1)	Total
Income (loss) from operations	$101,752	$19,337	$56,343	$(38,132)	$139,300
Charge for stock compensation	—	—	—	1,517	1,517
Depreciation and amortization	22,975	9,097	9,593	26,238	67,903
Contingent purchase price	(293)	—	—	263	(30)
(Gain) loss on disposal of assets	(13)	72	64	(2,904)	(2,781)
Insurance recoveries	—	—	(726)	—	(726)
Income (loss) from unconsolidated affiliates	—	—	3,798	(293)	3,505
Non-operating items for Kansas JV	—	—	2,572	—	2,572
Adjusted EBITDA	$124,421	$28,506	$71,644	$(13,311)	$211,260

Three months ended September 30, 2015	Northeast	South/West	Midwest	Other (1)	Total
Income (loss) from operations	$107,148	$22,307	$52,521	$(39,804)	$142,172
Charge for stock compensation	—	—	—	2,025	2,025
Depreciation and amortization	24,350	6,971	9,984	24,836	66,141
Contingent purchase price	(6,651)	—	—	—	(6,651)
(Gain) loss on disposal of assets	33	185	34	24	276
Income (loss) from unconsolidated affiliates	—	—	3,831	(72)	3,759
Non-operating items for Kansas JV	—	—	2,540	—	2,540
Adjusted EBITDA	$124,880	$29,463	$68,910	$(12,991)	$210,262

Nine Months Ended September 30, 2016	Northeast	South/West	Midwest	Other (1)	Total
(Loss) income from operations	$306,368	$72,944	$172,013	$(122,157)	$429,168
Charge for stock compensation	—	—	—	4,554	4,554
Depreciation and amortization	69,177	26,701	28,621	75,606	200,105
Contingent purchase price	(1,374)	—	—	263	(1,111)
Loss (gain) on disposal of assets	(6)	58	18	(3,510)	(3,440)
Insurance recoveries	—	—	(726)	—	(726)
Income (loss) from unconsolidated affiliates	—	—	12,261	(599)	11,662
Non-operating items for Kansas JV	—	—	7,713	—	7,713
Adjusted EBITDA	$374,165	$99,703	$219,900	$(45,843)	$647,925

Nine Months Ended September 30, 2015	Northeast	South/West	Midwest	Other (1)	Total
Income (loss) from operations	$274,995	$81,910	$160,631	$(140,314)	$377,222
Charge for stock compensation	—	—	—	6,446	6,446
Depreciation and amortization	70,016	17,091	29,846	74,832	191,785
Contingent purchase price	(5,944)	—	—	—	(5,944)
(Gain) loss on disposal of assets	40	585	28	148	801
Income (loss) from unconsolidated affiliates	—	—	12,021	(126)	11,895
Non-operating items for Kansas JV	—	—	7,818	—	7,818
Adjusted EBITDA	$339,107	$99,586	$210,344	$(59,014)	$590,023

(1)	Adjusted EBITDA excludes our share of the impact of non-operating items (such as depreciation and amortization expense) from our joint venture in Kansas Entertainment.

Adjusted EBITDA for our Northeast segment increased by $35.1 million, or 10.3%, for the nine months ended September 30, 2016, as compared to the nine months ended September 30, 2015, primarily due to improved results at all of our Ohio properties, which together increased adjusted EBITDA by $13.3 million for the nine months ended September 30, 2016 as compared to the corresponding period in the prior year, partially offset by decreased adjusted EBITDA at Hollywood Casino at Charles Town Races and Hollywood Casino at Penn National Race Course, primarily due to the continued impact of competition in the region, namely Maryland Live! and Horseshoe Casino Baltimore.

Adjusted EBITDA for our South/West segment decreased by $1.0 million, or 3.2%, for the three months ended September 30, 2016 as compared to the three months ended September 30, 2015, primarily due to decreased adjusted EBITDA at Zia Park Casino, as low oil prices have continued to affect the economy in this area, partially offset by the acquisition of Tropicana Las Vegas on August 25, 2015 and improved results at M Resort.

Adjusted EBITDA for our South/West segment increased by $0.1 million, or 0.1%, for the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015, primarily due to the acquisition of Tropicana Las Vegas on August 25, 2015 and improved results at M Resort, partially offset by decreased adjusted EBITDA at  Hollywood Casino Gulf Coast and Boomtown Biloxi, due to new competition and Zia Park Casino.  South/West segment results for the nine months ended September 30, 2016 include a $3.5 million litigation settlement gain at the Tropicana Las Vegas which is partially offset by severance charges and gaming floor disruption.

Adjusted EBITDA for our Midwest segment increased by $2.7 million, or 4.0%, and $9.6 million, or 4.5%, for the three and nine months ended September 30, 2016, as compared to the three and nine months ended September 30, 2015, primarily due to the acquisition of Prairie State Gaming on September 1, 2015 and improved results at Hollywood Casino St. Louis and Hollywood Casino Aurora, which was partially offset by decreased adjusted EBITDA at Argosy Alton resulting from flooding during the first quarter 2016, which has resulted in declines in business volumes and difficulty recovering lost business, decreased adjusted EBITDA at Hollywood Lawrenceburg, primarily due to the continued impact of competition in Ohio, namely the openings of a racino at Belterra Park, Horseshoe Casino in Cincinnati and our own facility in Dayton.

Adjusted EBITDA for Other declined by $0.3 million, or 2.5%, for the three months ended September 30, 2016, as compared to the three months ended September 30, 2015, primarily due to increased corporate overhead costs of $2.8 million for the three months ended September 30, 2016, primarily due to increased cash-settled stock-based compensation charges mainly due to changes in stock price for Penn and GLPI common stock during the third quarter 2016 compared to the third quarter 2015.

Adjusted EBITDA for Other improved $13.2 million, or 22.3%, for the nine months ended September 30, 2016, as compared to the nine months ended September 30, 2015, primarily due to decreased corporate overhead costs of $9.2 million for the nine months ended September 30, 2016, primarily due to decreased cash-settled stock-based compensation charges mainly due to changes in stock price for Penn and GLPI common stock during 2016 compared to 2015.

Liquidity and Capital Resources

Historically and prospectively, our primary sources of liquidity and capital resources have been and will be cash flow from operations, borrowings from banks and proceeds from the issuance of debt and equity securities.  We also have been actively assisting the Jamul Tribe to refinance their indebtedness over the last several quarters.  In October 2016, the Jamul Tribe refinanced their indebtedness and the Company received approximately $274 million of the proceeds from the Credit Facilities to repay previous loans to fund the construction and development of the Casino and to retire certain debt of the Jamul Tribe.  The Company used a substantial amount of the funds received from such repayment to repay borrowings under its corporate revolving credit facility and for general corporate purposes.

Net cash provided by operating activities totaled $311.5 million and $306.1 million for the nine months ended  September 30, 2016 and 2015, respectively.  The increase in net cash provided by operating activities of $5.4 million for nine months ended September 30, 2016, compared to the corresponding period in the prior year, was comprised primarily of an increase in cash receipts from customers of $188.4 million and a decrease in cash paid for taxes of $12.6 million due to refunds received in first quarter 2016, partially offset by an increase in cash paid to suppliers and vendors of $119.6 million, an increase in cash paid to employees of $60.5 million and an increase in cash paid for interest of $17.9 million.  The increases in cash paid to suppliers and vendors, cash receipts from customers and cash paid to employees is primarily due to the opening of Plainridge Park Casino on June 24, 2015 and the acquisitions of Tropicana Las Vegas on August 25, 2015 and Prairie State Gaming on September 1, 2015.  The increase in cash paid for interest is primarily due to higher borrowing levels and interest rates on the Term Loan A and revolver portions of the senior secured credit facility and contingent payments on the financing obligation to GLPI and a decrease in capitalized interest for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015.

Net cash used in investing activities totaled $277.3 million and $683.8 million for the nine months ended September 30, 2016 and 2015, respectively. The decrease in net cash used in investing activities of $406.5 million for the nine months ended September 30, 2016, compared to the corresponding period in the prior year, was primarily due to decreased capital project expenditures of $110.7 million due to the development of Plainridge Park Casino during the nine months ended September 30, 2015, decreased expenditures from the acquisition of other property and equipment of $393.4 million due to the acquisition of Tropicana Las Vegas and Prairie State Gaming during the nine months ended September 30, 2015, partially offset by expenditures for the acquisition of Rocket Games during the nine months ended September 30, 2016 and increased proceeds related to the sale of assets held for sale of $12.8 million, all of which are partially offset by increased advances to the Jamul Tribe of $103.6 million and increased capital maintenance expenditures of $9.6 million.

Net cash (used in) provided by financing activities totaled $(69.5) million and $392.5 million for the nine months ended September 30, 2016 and 2015, respectively. The decrease in net cash used in financing activities of $462.0 million for the nine months ended September 30, 2016, compared to the corresponding period in the prior year, was primarily due to lower proceeds from our long-term debt of $443.1 million, increased payments on other long term obligations of $10.1 million, increased principal payments of $9.3 million on long-term debt, increased payments on our financing obligation with GLPI of $2.5 million and lower proceeds from the exercise of stock options of $2.4 million, all of which are partially offset by higher proceeds from insurance financing of $8.7 million.

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

The following table summarizes our expected capital project expenditures by segment for the fiscal year ending December 31, 2016, and actual expenditures for the three and nine months ended September 30, 2016 (excluding licensing fees and net of reimbursements). The table below should not be utilized to predict future expected capital project expenditures subsequent to 2016.

	Expected for Year	Expenditure for
	Ending December 31,	Nine Months Ended	Balance to Expend
Property	2016	September 30, 2016	in 2016
	(in millions)

Northeast	$6.0	$4.3	$1.7
South/West	24.4	10.2	14.2
Total	$30.4	$14.5	$15.9

Tropicana Las Vegas was acquired on August 25, 2015 for $360 million.  During the year, we have reconfigured the gaming floor with updated slot machines, altered game placements and refined the table game mix. During the coming months, we will be making further enhancements to the facility with a focus on improving the food and beverage offerings.  Additionally, in April 2016, we integrated the property into our Marquee Rewards player loyalty program which enables our regional gaming customers to redeem their loyalty reward points at the facility.

During the nine months ended September 30, 2016, we spent $51.4 million for capital maintenance expenditures, with $17.6 million at our Northeast segment, $11.6 million at our South/West segment, $19.8 million at our Midwest segment, and $2.4 million for other. The majority of the capital maintenance expenditures were for slot machines and slot machine equipment.

Cash generated from operations and cash available under the revolving credit facility portion of our senior secured credit facility funded our capital projects, capital maintenance expenditures and the Jamul Tribe project in 2016 to date.

Jamul Tribe

Advances to the Jamul Tribe, which totaled $360.9 million at September 30, 2016, is accounted for as a loan on the consolidated balance sheet and as such is not included in the capital expenditures table presented above. The current budget of $407 million for this facility was increased by $17 million since the second quarter of 2016 due to a $10 million cost increase in offsite improvements and $7 million of additional preopening costs due to the delay in opening from August to October. The facility opened on October 10, 2016.  The Company has been actively assisting the Jamul Tribe to refinance their indebtedness over the last several quarters.  In October 2016, the Jamul Tribe refinanced their indebtedness and the Company received approximately $274 million of the proceeds from the Credit Facilities to repay previous loans to fund the construction and development of the Casino and to retire certain debt of the Jamul Tribe.  The Company used a substantial amount of the funds received from such repayment to repay borrowings under its corporate revolving credit facility and for general corporate purposes.

Senior Secured Credit Facility

On April 28, 2015, the Company entered into an agreement to amend its senior secured credit facility.  In August 2015, the amendment to the senior secured credit facility went into effect increasing the capacity under an existing five year revolver from $500 million to $633.2 million and increased the existing five year $500 million Term Loan A facility by $146.7 million.  The seven year $250 million Term Loan B facility remained unchanged.  At September 30, 2016, the Company’s senior secured credit facility had a gross outstanding balance of $1,232.8 million, consisting of a $555.7 million Term Loan A facility, a $243.1 million Term Loan B facility, and $434.0 million outstanding on the revolving credit facility.  Additionally, at September 30, 2016, the Company had conditional obligations under letters of credit issued pursuant to the senior secured credit facility with face amounts aggregating $23.0 million, resulting in $176.2 million of available borrowing capacity as of September 30, 2016 under the revolving credit facility.

Corporate Airplane Loan

On September 30, 2016, the Company acquired a previously leased corporate airplane and financed the purchase price with an amortizing loan at a fixed interest rate of 5.22% for a term of five years with monthly payments of $220 thousand and a balloon payment of $12.6 million at the end of the loan term.  This loan is included with other long-term obligations.

Financing Obligation with GLPI

As discussed in Note 7 to the condensed consolidated financial statements, the Company makes significant payments to GLPI under the Master Lease.  As of September 30, 2016, the Company financed with GLPI real property assets associated with eighteen of the Company’s gaming and related facilities used in the Company’s operations.

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

At September 30, 2016, the Company was in compliance with all required financial covenants.

Outlook

Based on our current level of operations, we believe that cash generated from operations and cash on hand, together with amounts available under our senior secured credit facility, will be adequate to meet our financing obligation, debt service requirements, capital expenditures and working capital needs for the foreseeable future. However, we cannot be certain that our business will generate sufficient cash flow from operations, that our anticipated earnings projections will be realized, or that future borrowings will be available under our senior secured credit facility or otherwise will be available to enable us to service our indebtedness, including the senior secured credit facility and the $300 million 5.875% senior unsecured notes, to retire or redeem the $300 million 5.875% senior unsecured notes when required or to make anticipated capital expenditures. In addition, we expect a majority of our future growth to come from acquisitions of gaming properties at reasonable valuations, greenfield projects, jurisdictional expansions and property expansion in under-penetrated markets. If we consummate significant acquisitions in the future or undertake any significant property expansions, our cash requirements may increase significantly and we may need to make additional borrowings or complete equity or debt financings to meet these requirements. Our future operating performance and our ability to service or refinance our debt will be subject to future economic conditions and to financial, business and other factors, many of which are beyond our control. See “Risk Factors—Risks Related to Our Capital Structure” in the

Company’s Annual Report on Form 10-K for the year ended December 31, 2015 for a discussion of the risk related to our capital structure.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The table below provides information at September 30, 2016 about our financial instruments that are sensitive to changes in interest rates. For debt obligations, the table presents notional amounts maturing during the period and the related weighted-average interest rates by maturity dates. Notional amounts are used to calculate the contractual payments to be exchanged by maturity date and the weighted-average interest rates are based on implied forward LIBOR rates at September 30, 2016.

	10/01/16 -	10/01/17 -	10/01/18 -	10/01/19 -	10/01/20 -			Fair Value
	9/30/2017	9/30/2018	9/30/2019	9/30/2020	9/30/2021	Thereafter	Total	9/30/2016
	(in thousands)
Long-term debt:
Fixed rate	$—	$—	$—	$—	$—	$300,000	$300,000	$310,500
Average interest rate						5.88%

Variable rate	$64,244	$68,360	$864,589	$2,500	$233,125	$—	$1,232,818	$1,231,429
Average interest rate (1)	3.40%	3.44%	3.49%	4.04%	3.68%	—%	—

(1)	Estimated rate, reflective of forward LIBOR plus the spread over LIBOR applicable to variable-rate borrowing.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Controls and Procedures

The Company’s management, under the supervision and with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of September 30, 2016, which is the end of the period covered by this Quarterly Report on Form 10-Q. As described below, management has identified material weaknesses in our internal controls over financial reporting. As a result of these material weaknesses, our principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were not effective as of September 30, 2016 to ensure that information required to be disclosed by the Company in reports we file or submit under the Exchange Act is (i) recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the United States Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to the Company’s management, including the Company’s principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

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

PART II. OTHER INFORMATION

ITEM 1 — LEGAL PROCEEDINGS

 As described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, with the acquisition of Tropicana Las Vegas and its associated entities (“Tropicana Las Vegas”) on August 24, 2015, the Company had assumed litigation arising from the Bankruptcy Chapter 11 reorganization (“Bankruptcy”) of Tropicana Las Vegas’ former affiliate, Tropicana Entertainment Holdings, LLC (“TEH”).  In this Bankruptcy proceeding, there was an unresolved dispute whereby TEH claims that Tropicana Las Vegas is responsible for the payment of certain professional fees and expenses incurred from the Bankruptcy.  On May 23, 2016, an agreement was reached to settle the dispute in the amount of $3.1 million.  The settlement agreement was approved by the bankruptcy court on June 23, 2016.  We are not aware of any new legal proceedings, which are required to be disclosed.

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

10.1

Revolving Credit and Term Loan Agreement, dated as of October 20, 2016, by and among the Jamul Indian Village Development Corporation, as borrower, the Jamul Indiana Village of California, the Administrative Agent, the financial institutions from time to time party thereto in the capacity of lenders and the other agents and arrangers party thereto (Incorporated by reference to exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 20, 2016).

10.2#

Executive Agreement, dated as of October 19, 2016, by and between Penn National Gaming, Inc. and William J. Fair (Incorporated by reference to exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 20, 2016).

10.3#

Transition Services Agreement, dated as of October 19, 2016, by and between Penn National Gaming, Inc. and Saul V. Reibstein (Incorporated by reference to exhibit 10.2 to the Company’s Current Report on Form 8-K filed on October 20, 2016).

10.4*	Third Amendment to the Master Lease.

31.1*	CEO Certification pursuant to rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934

31.2*	CFO Certification pursuant to rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934

32.1*	CEO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	CFO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Balance Sheets at September 30, 2016 and December 31, 2015, (ii) the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2016 and 2015, (iii) the Condensed Consolidated Statements of Comprehensive Income for the three months ended September 30, 2016 and 2015, (iv) the Condensed Consolidated Statements of Changes in Shareholders’ Equity for the nine months ended September 30, 2016 and 2015, (v) the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2016 and 2015 and (vi) the notes to the Condensed Consolidated Financial Statements, tagged as blocks of text.

#       Compensation plans and arrangements for executives and others.

*       Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PENN NATIONAL GAMING, INC.

November 4, 2016	By:	/s/ Timothy J. Wilmott
Timothy J. Wilmott
Chief Executive Officer and President

EXHIBIT INDEX

Exhibit	Description of Exhibit

10.1

Revolving Credit and Term Loan Agreement, dated as of October 20, 2016, by and among the Jamul Indian Village Development Corporation, as borrower, the Jamul Indiana Village of California, the Administrative Agent, the financial institutions from time to time party thereto in the capacity of lenders and the other agents and arrangers party thereto (Incorporated by reference to exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 20, 2016).

10.2#

Executive Agreement, dated as of October 19, 2016, by and between Penn National Gaming, Inc. and William J. Fair (Incorporated by reference to exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 20, 2016).

10.3#

Transition Services Agreement, dated as of October 19, 2016, by and between Penn National Gaming, Inc. and Saul V. Reibstein (Incorporated by reference to exhibit 10.2 to the Company’s Current Report on Form 8-K filed on October 20, 2016).

10.4	Third Amendment to the Master Lease.

31.1*	CEO Certification pursuant to rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

31.2*	CFO Certification pursuant to rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

32.1*	CEO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	CFO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Balance Sheets at September 30, 2016 and December 31, 2015, (ii) the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2016 and 2015, (iii) the Condensed Consolidated Statements of Comprehensive Income for the nine months ended September 30, 2016 and 2015, (iv) the Condensed Consolidated Statements of Changes in Shareholders’ Equity for the nine months ended September 30, 2016 and 2015, (v) the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2016 and 2015 and (vi) the notes to the Condensed Consolidated Financial Statements, tagged as blocks of text.

#        Compensation plans and arrangements for executives and others.

*        Filed herewith.