Form 10-K
period 2016-12-31
PENN NATIONAL GAMING INC
filed 2017-02-24
CIK 921738

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10‑K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 0‑24206

Penn National Gaming, Inc.

(Exact name of registrant as specified in its charter)

Pennsylvania (State or other jurisdiction of incorporation or organization)	23‑2234473 (I.R.S. Employer Identification No.)
825 Berkshire Blvd., Suite 200 Wyomissing, Pennsylvania (Address of principal executive offices)	19610 (Zip Code)

Registrant’s telephone number, including area code: (610) 373‑2400

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.01 per share	NASDAQ

Securities registered pursuant to Section 12(g) of the Act:

(Title of Class)

Indicate by check mark if the registrant is a well‑known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒  No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S‑T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S‑K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10‑K or any amendment to this Form 10‑K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non‑accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b‑2 of the Exchange Act:

Large accelerated filer ☒	Accelerated filer ☐	Non‑accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act). Yes ☐  No ☒

As of June 30, 2016 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the voting common stock held by non‑affiliates of the registrant was approximately $1.06 billion. Such aggregate market value was computed by reference to the closing price of the common stock as reported on the NASDAQ Global Select Market on June 30, 2016.

The number of shares of the registrant’s common stock outstanding as of February 15, 2017 was 90,885,007.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its 2017 annual meeting of shareholders are incorporated by reference into Part III.

i

IMPORTANT FACTORS REGARDING FORWARD‑LOOKING STATEMENTS

This document includes “forward‑looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements are included throughout the document, including the section entitled “Risk Factors,” and relate to our business strategy, our prospects and our financial position. These statements can be identified by the use of forward‑looking terminology such as “expects,” “believes,” “estimates,” “projects,” “intends,” “plans,” “seeks,” “may,” “will,” “should” or “anticipates” or the negative or other variation of these or similar words, or by discussions of future events, strategies or risks and uncertainties. Specifically, forward‑looking statements may include, among others, statements concerning:

•	our expectations of future results of operations or financial condition;

•	our expectations for our operating properties or our development projects;

•	the timing, cost and expected impact of planned capital expenditures on our results of operations;

•	the impact of our geographic diversification;

•	our expectations with regard to the impact of competition;

•	our expectations with regard to further acquisitions and development opportunities, as well as the integration and ultimate results of any companies we have acquired or may acquire;

•	the outcome and financial impact of the litigation in which we are or will be periodically involved;

•	the actions of regulatory, legislative, executive or judicial decisions at the federal, state or local level with regard to our business and new business lines and the impact of any such actions;

•	our ability to maintain regulatory approvals for our existing businesses and to receive regulatory approvals for our new businesses;

•	our expectations regarding economic and consumer conditions; and

•	our expectations for the continued availability and cost of capital.

Although Penn National Gaming, Inc. (“Penn”) and its subsidiaries (together with Penn, collectively, the “Company”) believe that the expectations reflected in such forward‑looking statements are reasonable, they are inherently subject to risks, uncertainties and assumptions about our subsidiaries and us.  There can be no assurance that actual results will not differ materially from our expectations, and accordingly, our forward‑looking statements are qualified in their entirety by reference to the factors described below and in the information incorporated by reference herein. Meaningful factors that could cause actual results to differ materially from the forward‑looking statements include, without limitation, risks related to the following:

•	the ability of our operating teams to drive revenue and adjusted EBITDA margins at existing and recently acquired/opened properties;

•	the impact of significant competition from other gaming and entertainment operations;

•

our ability to obtain timely regulatory approvals required to own, develop and/or operate our facilities, or other delays, approvals or impediments to completing our planned acquisitions or projects, such as construction factors, including delays, unexpected remediation costs, local opposition, organized labor, and increased cost of labor and materials;

•

the passage of state, federal or local legislation (including referenda) that would expand, restrict, further tax, prevent or negatively impact operations in or adjacent to the jurisdictions in which we do or seek to do business (such as a smoking ban at any of our facilities);

•	our ability to maintain agreements with our horsemen, pari‑mutuel clerks and other organized labor groups;

•	the effects of local and national economic, credit, capital market, housing, and energy conditions on the economy in general and on the gaming and lodging industries in particular;

•

the activities of our competitors and the continued increase of new competitors (traditional, internet, social, sweepstakes based and video gaming terminals (“VGTs”) in bars, truck stops and other retail establishments);

•	increases in the effective rate of taxation at any of our properties or at the corporate level;

•

our ability to identify attractive acquisition and development opportunities (especially in new business lines) and to agree to terms with, and maintain good relationships with partners/municipalities for such transactions;

•	the costs and risks involved in the pursuit of such opportunities and our ability to complete the acquisition or development of, and achieve the expected returns from, such opportunities;

•	our ability to maintain market share in established markets and ramp up operations at our recently opened facilities;

•	our expectations for the continued availability and cost of capital;

•	the impact of weather;

•	the outcome of pending legal proceedings;

•	changes in accounting standards;

•	the risk of failing to maintain the integrity of our information technology infrastructure and safeguard our business, employee and customer data;

•	our ability to generate sufficient future taxable income to realize our deferred tax assets;

•

with respect to the recently opened Hollywood Casino Jamul-San Diego, particular risks associated with the repayment and/or subordination of project loans, sovereign immunity, local opposition (including several pending lawsuits), access, regional competition and the impact of property performance and/or our loan agreements that may limit the ability to generate meaningful recurring fees from this management contract;

•	with respect to our Plainridge Park Casino in Massachusetts, the ultimate location and timing of the other gaming facilities in the state and the region;

•

with respect to our social and other interactive gaming endeavors, including our recent acquisition of Rocket Speed, Inc. (f/k/a Rocket Games, Inc. (“Rocket Speed”)), risks related to the social gaming industry, employee retention, cyber-security, data privacy, intellectual property and legal and regulatory challenges, increasing competition as well as our ability to successfully develop innovative new games that attract and retain a significant number of players in order to grow our revenues and earnings;

•

with respect to Illinois Gaming Investors LLC, d/b/a Prairie State Gaming (“Prairie State Gaming”), risks relating to recent acquisitions of additional assets and the integration of such acquisitions, our ability to successfully compete in the VGT market, our ability to retain existing customers and secure new customers, risks relating to municipal authorization of VGT operations and the implementation and the ultimate success of the products and services being offered; and

•	other factors included under the heading “Risk Factors” in this offering memorandum or discussed in our filings with the U.S. Securities and Exchange Commission.

All subsequent written and oral forward‑looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements included in this document. We undertake no obligation to publicly update or revise any forward‑looking statements, whether as a result of new information, future events or otherwise, except as required by law. In light of these risks, uncertainties and assumptions, the forward‑looking events discussed in this document may not occur.

PART I

ITEM 1.  BUSINESS

Overview

We are a leading, geographically diversified, multi‑jurisdictional owner and manager of gaming and racing facilities and video gaming terminal operations with a focus on slot machine entertainment. The Company was incorporated in Pennsylvania in 1982 as PNRC Corp. and adopted its current name in 1994, when the Company became a publicly traded company. In 1997, we began our transition from a pari‑mutuel company to a diversified gaming company with the acquisition of the Charles Town property and the introduction of video lottery terminals in West Virginia. Since 1997, we have continued to expand our gaming operations through strategic acquisitions, greenfield projects, and property expansions. We, along with our joint venture partner, opened Hollywood Casino at Kansas Speedway in February 2012.  In addition, in November 2012, we acquired Harrah’s St. Louis, which we subsequently rebranded as Hollywood Casino St Louis.  In Ohio, we have opened four new gaming properties over the last five years.  In 2015, we opened Plainridge Park Casino, an integrated racing and slots-only gaming facility in Plainville, Massachusetts in June, completed the acquisition of our first Las Vegas strip asset, Tropicana Hotel and Casino in Las Vegas, Nevada in August, and acquired Illinois Gaming Investors LLC (d/b/a Prairie State Gaming), one of the largest video gaming terminal route operators in Illinois, in September.

In addition, we developed and now manage Hollywood Casino Jamul-San Diego on the Jamul Indian Village land in trust near San Diego, California, which opened on October 10, 2016.  In 2016, our subsidiary, Prairie State Gaming, acquired two small video gaming terminal route operators in Illinois.  Finally, we recently implemented our interactive gaming strategy through our subsidiary, Penn Interactive Ventures, LLC (“Penn Interactive Ventures”) which included launching our HollywoodCasino.com Play4Fun social gaming platform with Scientific Games and our HollywoodSlots.com mobile social gaming platform with OpenWager. On August 1, 2016, we enhanced our social gaming offerings with the acquisition of Rocket Speed, Inc. (formerly known as Rocket Games, Inc. (“Rocket Speed”)), a leading developer of social casino games.

We believe that our portfolio of assets provides us the benefit of a geographically diversified cash flow from operations. We expect to continue to expand our gaming operations through the implementation and execution of a disciplined capital expenditure program at our existing properties, the pursuit of strategic acquisitions and the development of new gaming properties, particularly in attractive regional markets.

In this Annual Report on Form 10‑K, the terms “we,” “us,” “our,” the “Company” and “Penn” refer to Penn National Gaming, Inc. and its subsidiaries, unless the context indicates otherwise.

Spin‑Off of Real Estate Assets through a Real Estate Investment Trust

On November 1, 2013, the Company completed its plan to separate its gaming operating assets from its real property assets by creating a newly formed, publicly traded real estate investment trust (“REIT”), known as Gaming and Leisure Properties, Inc. (“GLPI”), through a tax free spin‑off (the “Spin‑Off”).

As a result of the Spin‑Off, GLPI owns substantially all of Penn’s former real property assets as of such date and leases back those assets (other than Hollywood Casino Baton Rouge and Hollywood Casino Perryville the “TRS Properties”) to Penn for use by its subsidiaries, under a “triple net” master lease agreement (the “Master Lease”) (which has a fifteen‑year initial term that can be extended at Penn’s option for up to four five‑year renewal terms). Penn continues to operate the leased gaming facilities and holds the gaming licenses associated with these facilities.  The TRS properties were transferred to GLPI in connection with the Spin-Off.

Master Lease

As of December 31, 2016, the Company leased from GLPI real property assets associated with eighteen of the Company’s gaming and related facilities used in the Company’s operations. The following summary of the Master Lease is qualified in its entirety by reference to the Master Lease and subsequent amendments, each of which has been filed with the Securities and Exchange Commission. It was determined that the Master Lease did not meet the requirements of a normal leaseback under ASC 840 due to prohibited forms of continuing involvement and is therefore accounted for as a financing obligation.

The payment structure under the Master Lease, which became effective November 1, 2013, includes a fixed component, a portion of which is subject to an annual escalator of up to 2% if certain coverage ratio thresholds are met, and a component that is based on the performance of the facilities, which is prospectively adjusted, subject to a floor of zero (i) every five years by an amount equal to 4% of the average change to net revenues of all facilities under the Master Lease (other than Hollywood Casino Columbus and Hollywood Casino Toledo) during the preceding five years, and (ii) monthly by an amount equal to 20% of the change in net revenues of Hollywood Casino Columbus and Hollywood Casino Toledo during the preceding month. In addition, with the openings of Hollywood Gaming at Dayton Raceway and Hollywood Gaming at Mahoning Valley Race Course in the third quarter of 2014, our annual payment related to the Master Lease increased by approximately $19 million, which approximates 10% of the real estate construction costs paid for by GLPI related to these facilities.

In April 2014, we entered into an amendment to the Master Lease in order to revise certain provisions relating to our Sioux City property. In accordance with that amendment, upon the cessation of gaming operations at Argosy Casino Sioux City on July 30, 2014, due to the termination of its gaming license, the annual payment to GLPI was reduced by $6.2 million. Additionally, the Company finalized its calculation of the coverage ratio in accordance with the appropriate provisions of the Master Lease to determine if an annual base payment escalator is due. The calculation of the escalator resulted in an increase to our annual payment of $4.5 million, $5.0 million and $3.2 million for the years ended December 31, 2016, 2015, and 2014 respectively.

The Master Lease is commonly known as a triple‑net lease. Accordingly, in addition to financing obligation payments, the Company is required to pay the following, among other things: (1) all facility maintenance; (2) all insurance required in connection with the leased properties and the business conducted on the leased properties; (3) taxes levied on or with respect to the leased properties (other than taxes on the income of the lessor); and (4) all utilities and other services necessary or appropriate for the leased properties and the business conducted on the leased properties.

At the Company’s option, the Master Lease may be extended for up to four five‑year renewal terms beyond the initial fifteen‑year term, on the same terms and conditions. If we elect to renew the term of the Master Lease, the renewal will be effective as to all, but not less than all, of the leased property then subject to the Master Lease, provided that the final renewal option shall only be exercisable with respect to certain of the barge‑based facilities—i.e., facilities where barges serve as foundations upon which buildings are constructed to serve as gaming or related facilities or serve ancillary purposes such as access platforms or shear barges to protect a gaming facility from floating debris—following an independent third party expert’s review of the total useful life of the applicable barged‑based facility measured from the beginning of the initial term. If the final five‑year renewal term would not cause the aggregate term to exceed 80% of the useful life of such facility, the facility shall be included in the five‑year renewal. In the event that a five‑year renewal of such facility would cause it to exceed 80% of the estimated useful life, such facility shall be included in the renewal for the period of time equal to but not exceeding 80% of the estimated useful life.

We do not have the ability to terminate our obligations under the Master Lease prior to its expiration without GLPI’s consent. If the Master Lease is terminated prior to its expiration other than with GLPI’s consent, we may be liable for damages and incur charges such as continued lease payments through the end of the lease term and maintenance costs for the leased property.

Segment Information

Our Chief Executive Officer and President, who is the Company’s Chief Operating Decision Maker (“CODM”) as that term is defined in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 280, “Segment Reporting” (“ASC 280”), measures and assesses the Company’s business performance based on regional operations of various properties grouped together based primarily on their geographic locations. During the second quarter of 2016, the Company changed its three reportable segments from East/Midwest, West and Southern Plains to Northeast, South/West, and Midwest in connection with the addition of a new regional vice president and a realignment of responsibilities within our segments. This realignment changed the manner in which information is provided to the CODM and therefore how performance is assessed and resources are allocated to the business. See “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8—Financial Statements and Supplementary Data—Note 15—Segment Information” for performance information regarding our segments, including net revenues, income from operations and total assets.

The Northeast reportable segment consists of the following properties: Hollywood Casino at Charles Town Races, Hollywood Casino Bangor, Hollywood Casino at Penn National Race Course, Hollywood Casino Toledo, Hollywood Casino Columbus, Hollywood Gaming at Dayton Raceway, which opened on August 28, 2014, Hollywood Gaming at Mahoning Valley Race Course, which opened on September 17, 2014, and Plainridge Park Casino, which opened in June 2015. It also includes the Company’s Casino Rama management service contract.

The South/West reportable segment consists of the following properties: Zia Park Casino, Hollywood Casino Tunica, Hollywood Casino Gulf Coast, Boomtown Biloxi, M Resort, and Tropicana Las Vegas, which was acquired in August 2015, as well as the Hollywood Casino Jamul-San Diego project with the Jamul Tribe, which opened on October 10, 2016, which we operate under a management contract.

The Midwest reportable segment consists of the following properties: Hollywood Casino Aurora, Hollywood Casino Joliet, Argosy Casino Alton, Argosy Casino Riverside, Hollywood Casino Lawrenceburg, Hollywood Casino St. Louis, and Prairie State Gaming, which the Company acquired in September 2015, and includes the Company’s 50% investment in Kansas Entertainment, LLC (“Kansas Entertainment”), which owns the Hollywood Casino at Kansas Speedway. On July 30, 2014, the Company closed Argosy Casino Sioux City.

The Other category consists of the Company’s standalone racing operations, namely Rosecroft Raceway, which was sold on July 31, 2016, Sanford-Orlando Kennel Club, and the Company’s joint venture interests in Sam Houston Race Park, Valley Race Park, and Freehold Raceway. If the Company is successful in obtaining gaming operations at these locations, they would be assigned to one of the Company’s regional executives and reported in their respective reportable segment. The Other category also includes the Company’s corporate overhead operations, which does not meet the definition of an operating segment under ASC 280. Additionally, the Other category includes Penn Interactive Ventures, the Company’s wholly-owned subsidiary that represents its social online gaming initiatives, including the recently acquired Rocket Speed. Penn Interactive Ventures meets the definition of an operating segment under ASC 280, but is quantitatively not significant to the Company’s operations as it represents 0.8% of net revenues and 0.4% of income from operations for the year ended December 31, 2016, and its total assets represent 2.2% of the Company’s total assets at December 31, 2016.

Properties

Penn National Gaming, Inc. owns, operates, or has ownership interests in gaming and racing facilities and video gaming terminal operations with a focus on slot machine entertainment. As of December 31, 2016, we operated twenty‑seven facilities in the following seventeen jurisdictions: Florida, Illinois, Indiana, Kansas, Maine, Massachusetts, Mississippi, Missouri, Nevada, New Jersey, New Mexico, Ohio, Pennsylvania, Texas, West Virginia, California, and Ontario. The Company, on August 25, 2015, acquired Tropicana Las Vegas on the Las Vegas Strip for $357.7 million.

In Illinois, the Company acquired Prairie State Gaming, a video gaming terminal operator, on September 1, 2015. The Company, along with its joint venture partner, opened Hollywood Casino at Kansas Speedway on February 3, 2012. In Ohio, the Company opened four new gaming properties over the last five years, including: Hollywood Casino Toledo on May 29, 2012, Hollywood Casino Columbus on October 8, 2012, Hollywood Gaming at Dayton Raceway on August 28, 2014, and Hollywood Gaming at Mahoning Valley Race Course on September 17, 2014. In addition, on November 2, 2012, the Company acquired Harrah’s St. Louis, which we subsequently rebranded as Hollywood Casino St. Louis.

The real estate of the Master Lease properties described below was contributed to GLPI as part of the Spin‑Off; however, Penn continues to operate the leased gaming facilities. The following table summarizes certain features of the Master Lease properties operated and managed by us as of December 31, 2016:

Master Lease Properties

			Approx.
			Property
			Square	Gaming	Table	Hotel
	Location	Type of Facility	Footage(1)	Machines	Games(2)	Rooms
Hollywood Casino at Charles Town Races	Charles Town, WV	Land‑based gaming/Thoroughbred racing	511,249	2,527	86	153
Hollywood Casino Lawrenceburg	Lawrenceburg, IN	Dockside gaming	634,000	1,758	62	295
Hollywood Casino Toledo	Toledo, OH	Land‑based gaming	285,335	2,044	59	—
Hollywood Casino Columbus	Columbus, OH	Land‑based gaming	354,075	2,249	70	—
Hollywood Gaming at Dayton Raceway	Dayton, OH	Land‑based gaming/Harness racing	191,037	1,005	—	—
Hollywood Gaming at Mahoning Valley Race Course	Youngstown, OH	Land‑based gaming/Thoroughbred racing	177,448	986	—	—
Hollywood Casino St. Louis	Maryland Heights, MO	Dockside gaming	645,270	2,000	63	502
Hollywood Casino at Penn National Race Course	Grantville, PA	Land‑based gaming/Thoroughbred racing	451,758	2,389	56	—
M Resort	Henderson, NV	Land‑based gaming	910,173	1,320	40	390
Argosy Casino Riverside	Riverside, MO	Dockside gaming	450,397	1,513	38	258
Hollywood Casino Gulf Coast	Bay St. Louis, MS	Land‑based gaming	425,920	1,096	18	291
Hollywood Casino Tunica	Tunica, MS	Dockside gaming	315,831	1,040	17	494
Hollywood Casino Aurora	Aurora, IL	Dockside gaming	222,189	1,100	21	—
Boomtown Biloxi	Biloxi, MS	Dockside gaming	134,800	897	14	—
Hollywood Casino Joliet	Joliet, IL	Dockside gaming	322,446	1,100	18	100
Hollywood Casino Bangor	Bangor, ME	Land‑based gaming/Harness racing	257,085	778	14	152
Argosy Casino Alton(3)	Alton, IL	Dockside gaming	124,569	827	12	—
Zia Park Casino	Hobbs, NM	Land‑based gaming/Thoroughbred racing	193,645	750	—	154
Total			6,607,227	25,379	588	2,789

(1)	Square footage includes conditioned space and excludes parking garages and barns.

(2)	Excludes poker tables.

(3)	Excludes the riverboat, which continues to be owned by Penn.

The following table summarizes certain features of the properties that are not subject to the Master Lease and are owned and operated, or managed, by us as of December 31, 2016:

Other Properties

			Approx.
			Property
			Square	Gaming	Table	Hotel
	Location	Type of Facility	Footage(1)	Machines	Games(2)	Rooms
Owned Properties:
Hollywood Casino at Kansas Speedway(3)	Kansas City, KS	Land‑based gaming	244,791	2,000	41	—
Freehold Raceway(4)	Freehold, NJ	Standardbred racing	132,865	—	—	—
Sanford‑Orlando Kennel Club	Longwood, FL	Greyhound racing	58,940	—	—	—
Plainridge Park Casino(5)	Plainville, MA	Land‑based gaming/Harness racing	196,473	1,250	—	—
Sam Houston Race Park(6)	Houston, TX	Thoroughbred racing	283,383	—	—	—
Valley Race Park(6)	Harlingen, TX	Greyhound racing	118,216	—	—	—
Tropicana Las Vegas(7)	Las Vegas, NV	Land‑based gaming	1,183,984	671	35	1,470
Managed Property:
Casino Rama(8)	Orillia, Ontario	Land‑based gaming	864,047	2,543	98	289
Hollywood Casino Jamul - San Diego (9)	San Diego, CA	Land‑based gaming	195,913	1,731	40	—
VGT‑route Operations:
Prairie State Gaming	Illinois	Land‑based gaming	N/A	1,437	—	—
Total			3,278,612	9,632	214	1,759

(1)	Square footage includes conditioned space and excludes parking garages and barns.

(2)	Excludes poker tables.

(3)	Pursuant to a joint venture with International Speedway Corporation (“International Speedway”).

(4)	Pursuant to a joint venture with Greenwood Limited Jersey, Inc., a subsidiary of Greenwood Racing, Inc.

(5)	Opened on June 24, 2015.

(6)	Pursuant to a joint venture with MAXXAM, Inc. (“MAXXAM”).

(7)	Acquired on August 25, 2015.

(8)	Pursuant to a management contract.

(9)	Pursuant to management and branding services agreements. Opened on October 10, 2016.

As mentioned above, we organize the properties we operate, manage and own, as applicable, into three segments, Northeast, South/West and Midwest. Below is a description of each of our properties by segment.

Northeast Properties

Hollywood Casino at Charles Town Races

Hollywood Casino at Charles Town Races is located in Charles Town, West Virginia, within approximately an hour drive of the Baltimore, Maryland and Washington, D.C. markets. Hollywood Casino at Charles Town Races features 511,249 of property square footage with 2,527 gaming machines, 86 table games and 20 poker tables and a 153‑room hotel. Hollywood Casino at Charles Town Races also features various dining options, including a high‑end steakhouse, a sports bar and entertainment lounge, as well as an Asian themed restaurant. The complex also features live thoroughbred racing at a 3/4‑mile all‑weather lighted thoroughbred racetrack with a 3,000‑seat grandstand, parking for 5,781 vehicles and simulcast wagering and dining.

Hollywood Casino at Penn National Race Course

Hollywood Casino at Penn National Race Course is located in Grantville, Pennsylvania, which is 15 miles northeast of Harrisburg. Hollywood Casino at Penn National Race Course features 451,758 of property square footage with 2,389 slot machines, 56 table games and 16 poker tables. The facility also includes an entertainment bar and lounge, a sports bar, a buffet, a high‑end steakhouse and various casual dining options, as well as a simulcast facility and viewing area for live racing. The facility has ample parking, including a five‑story self‑parking garage, with capacity for approximately 2,200 cars, and approximately 1,500 surface parking spaces for self and valet parking. The property includes a one‑mile all‑weather lighted thoroughbred racetrack and a 7/8‑mile turf track. The property also includes approximately 393 acres that are available for future expansion or development.

Hollywood Casino Toledo

Hollywood Casino Toledo is located in Toledo, Ohio and opened on May 29, 2012. Hollywood Casino Toledo is a Hollywood‑themed casino featuring 285,335 of property square footage with 2,044 slot machines, 59 table games and 19 poker tables. Hollywood Casino Toledo also includes multiple food and beverage outlets, an entertainment lounge, and structured and surface parking for approximately 3,300 spaces.

Hollywood Casino Columbus

Hollywood Casino Columbus is located in Columbus, Ohio and opened on October 8, 2012. Hollywood Casino Columbus is a Hollywood‑themed casino featuring 354,075 of property square footage with 2,249 slot machines, 70 table games and 36 poker tables. Hollywood Casino Columbus also includes multiple food and beverage outlets, an entertainment lounge, and structured and surface parking for 4,616 spaces.

Hollywood Gaming at Dayton Raceway

Hollywood Gaming at Dayton Raceway is located in Dayton, Ohio and opened on August 28, 2014. Hollywood Gaming at Dayton Raceway is a Hollywood‑themed facility featuring 191,037 of property square footage with 1,005 video lottery terminals and a 5/8‑mile standardbred racetrack. Hollywood Gaming at Dayton Raceway also includes various restaurants, bars, surface parking for 1,806 spaces and other amenities.

Hollywood Gaming at Mahoning Valley Race Course

Hollywood Gaming at Mahoning Valley Race Course is located in Youngstown, Ohio and opened on September 17, 2014. Hollywood Gaming at Mahoning Valley Race Course is a Hollywood‑themed facility featuring

177,448 of property square footage with 986 video lottery terminals and a one‑mile thoroughbred racetrack. Hollywood Gaming at Mahoning Valley Race Course also includes various restaurants, bars, surface parking with 1,254 spaces and other amenities.

Hollywood Casino Bangor

Hollywood Casino Bangor, which is located in Bangor, Maine, includes 257,085 of property square footage with 778 slot machines, 14 table games and four poker tables. Hollywood Casino Bangor’s amenities include a 152‑room hotel with 5,119 square feet of meeting and multipurpose space, three eateries, a buffet, a snack bar and a casual dining restaurant, a small entertainment stage, and a four‑story parking garage with 1,500 spaces. Bangor Raceway, which is adjacent to the property, is located at historic Bass Park and includes a one‑half mile standardbred racetrack and grandstand to seat 3,500 patrons.

Plainridge Park Casino

Plainridge Park Casino, which opened on June 24, 2015, is located 20 miles southwest of the Boston beltway just off interstate 95 in Plainville, Massachusetts. Plainridge Park features 196,473 of property square footage with 1,250 gaming devices. Plainridge Park Casino offers various restaurants, bars, 1,620 structured and surface parking spaces, and other amenities. Plainridge Park Casino also includes a 5/8‑mile live harness racing facility with approximate 55,000 square foot, two story clubhouse for simulcast operations and live racing viewing.

Casino Rama

Through CHC Casinos Canada Limited (“CHC Casinos”), our indirectly wholly‑owned subsidiary, we manage Casino Rama, a full service gaming and entertainment facility, on behalf of the Ontario Lottery and Gaming Corporation (“OLGC”), an agency of the Province of Ontario. Casino Rama is located on the lands of the Rama First Nation, approximately 90 miles north of Toronto. The property has 864,047 of property square footage with 2,543 gaming machines, 98 table games and 12 poker tables. In addition, the property includes a 5,000‑seat entertainment facility, a 289‑room hotel and 3,459 surface parking spaces.

The Development and Operating Agreement, which we refer to as the management service contract for Casino Rama, sets out the duties, rights and obligations of CHC Casinos and our indirectly wholly‑owned subsidiary, CRC Holdings, Inc. The compensation under the management service agreement is a base fee equal to 2.0% of gross revenues of the casino and an incentive fee equal to 5.0% of the casino’s net operating profit.

In June 2014, we signed an agreement to extend the Casino Rama Agreement on a month‑to‑month basis with a 60‑day notice period for up to a maximum period of forty‑eight months, ending September 30, 2018. The OLGC is exploring bids for new operating contracts and privatization in Ontario, including at Casino Rama.  As a result, there is no assurance on whether and how long the OLGC will continue to engage us to manage the property.

South/West Properties

M Resort

The M Resort, located approximately ten miles from the Las Vegas strip in Henderson, Nevada, is situated on approximately 90 acres on the southeast corner of Las Vegas Boulevard and St. Rose Parkway. The resort features 910,173 of property square footage with 1,320 slot machines and 40 table games. The M Resort also offers 390 guest rooms and suites, six restaurants and six destination bars, more than 60,000 square feet of meeting and conference space, a 4,700 space parking facility, a spa and fitness center and a 100,000 square foot events piazza.

Zia Park Casino

Zia Park Casino is located in Hobbs, New Mexico and includes a casino, as well as an adjoining racetrack. The property includes 193,645 of property square footage with 750 slot machines and two restaurants. The property has a one‑mile quarter/thoroughbred racetrack, with live racing from September to December, and a year‑round simulcast parlor. In August 2014, we opened a new hotel, which includes 148 rooms, six suites, a business center, exercise/fitness facilities and a breakfast venue.

Hollywood Casino Tunica

Hollywood Casino Tunica is located in Tunica, Mississippi. This single‑level property features 315,831 of property square footage with 1,040 slot machines, 17 table games and six poker tables. Hollywood Casino Tunica also has a 494‑room hotel and 123‑space recreational vehicle park. Entertainment amenities include a steakhouse, a buffet, a grill, an entertainment lounge, a premium players’ club, a themed bar facility, an indoor pool and showroom as well as banquet and meeting facilities. In addition, Hollywood Casino Tunica offers surface parking with 1,635 spaces.

Hollywood Casino Gulf Coast

Hollywood Casino Gulf Coast (formerly Hollywood Casino Bay St. Louis), which is located in Bay St. Louis, Mississippi, features 425,920 of property square footage with 1,096 slot machines, 18 table games, and five poker tables. The waterfront Hollywood Hotel features 291 rooms, a 10,000 square foot ballroom, and nine separate meeting rooms offering more than 14,000 square feet of meeting space. Hollywood Casino Gulf Coast offers live concerts and various entertainment on weekends. The property also features The Bridges golf course, an 18‑hole championship golf course. Hollywood Casino Gulf Coast has various dining facilities including a steakhouse, a buffet, a grill and a clubhouse lounge as well as an entertainment bar. Other amenities include a recreational vehicle park with 100 spaces and a gift shop, lazy river, spa, and pool cabanas.

Boomtown Biloxi

Boomtown Biloxi is located in Biloxi, Mississippi and offers 134,800 of property square footage with 897 slot machines and 14 table games. It features a buffet, a steakhouse, a 24‑hour grill, a noodle bar and an recreational vehicle park with 50 spaces. Boomtown Biloxi also has 1,450 surface parking spaces.

Tropicana Las Vegas

The Company acquired Tropicana Las Vegas on August 25, 2015. Tropicana Las Vegas, located on the strip in Las Vegas, Nevada, is situated on an approximate 35‑acre land parcel at the corner of Tropicana Boulevard and Las Vegas Boulevard. The resort features 1,183,984 of property square footage with 671 slot machines and 35 table games. Tropicana Las Vegas offers 1,470 guest rooms, a sports book, three full services restaurants, a food court, a 1,100‑seat performance theater, a 300‑seat comedy club, over 100,000 square feet of exhibition and meeting space, a five‑acre tropical beach event area and spa, and 2,095 parking spaces.

Hollywood Casino Jamul-San Diego

Hollywood Casino Jamul – San Diego is a three-story gaming and entertainment facility featuring approximately 200,000 square feet with 1,731 slot machines, 40 live table games, multiple restaurants, bars and lounges and a partially enclosed parking structure with over 1,800 spaces.  The facility opened to the public on October 10, 2016.  The Company currently provides a portion of the financing to the Jamul Tribe in connection with the project including additional commitments for future construction spending and, following the opening, now manages the casino.

Midwest Properties

Hollywood Casino Aurora

Hollywood Casino Aurora, part of the Chicagoland market, is located in Aurora, Illinois, the second largest city in Illinois, approximately 35 miles west of Chicago. This single‑level dockside casino provides 222,189 of property square footage with 1,100 slot machines, 21 gaming tables and six poker tables. The facility features a steakhouse with a private dining room, a VIP lounge for premium players, a casino bar with video poker, a buffet, and a deli. Hollywood Casino Aurora also has a surface parking lot, two parking garages with approximately 1,500 parking spaces, and a gift shop.

Hollywood Casino Joliet

Hollywood Casino Joliet, part of the Chicagoland market, is located on the Des Plaines River in Joliet, Illinois, approximately 40 miles southwest of Chicago. This barge‑based casino provides two levels with 1,100 slot machines, 26 table games and three poker tables. The land‑based pavilion includes a steakhouse, a buffet and a sports bar. The casino barge includes a deli and VIP lounge. The complex also includes a 100‑room hotel, a 1,100 space parking garage, surface parking areas with approximately 1,500 spaces and an 80‑space recreational vehicle park. In total, the facility includes 322,446 of property square footage.

Argosy Casino Alton

Argosy Casino Alton is located on the Mississippi River in Alton, Illinois, approximately 20 miles northeast of downtown St. Louis. Argosy Casino Alton is a three‑deck gaming facility featuring 124,569 of property square footage with 827 slot machines and 12 table games. Argosy Casino Alton includes an entertainment pavilion and features a 214‑seat buffet, a restaurant, a deli and a 475‑seat main showroom. The facility also includes surface parking areas with 1,341 spaces.

Argosy Casino Riverside

Argosy Casino Riverside is located on the Missouri River, approximately five miles from downtown Kansas City in Riverside, Missouri. The property features 450,397 of property square footage with 1,513 slot machines and 38 table games. This Mediterranean‑themed casino and hotel features a nine‑story, 258‑room hotel and spa, an entertainment facility featuring various food and beverage areas, including a buffet, a steakhouse, a deli, a coffee bar, a Mexican restaurant, a VIP lounge and a sports/entertainment lounge and 19,000 square feet of banquet/conference facilities. Argosy Casino Riverside also has parking for approximately 3,000 vehicles, including a 1,250 space parking garage.

Hollywood Casino Lawrenceburg

Hollywood Casino Lawrenceburg is located on the Ohio River in Lawrenceburg, Indiana, approximately 15 miles west of Cincinnati. The Hollywood‑themed casino riverboat has 634,000 square feet of property square footage with 1,758 slot machines, 62 table games and 19 poker tables. Hollywood Casino Lawrenceburg also includes a 295‑room hotel, as well as a restaurant, bar, nightclub, sports bar, two cafes and meeting space.

The City of Lawrenceburg Department of Redevelopment constructed a hotel and event center located less than a mile away from our Hollywood Casino Lawrenceburg property. Effective in January 2015, by contractual agreement, the hotel and event center is owned and operated by a subsidiary of the Company. The hotel and event center includes 168 rooms, approximately 18,000 square feet of multipurpose space and 19,500 square feet of ballroom and meeting space.

Hollywood Casino at Kansas Speedway

Hollywood Casino at Kansas Speedway, our 50% joint venture with International Speedway, is located in Kansas City, Kansas and opened on February 3, 2012. The facility features 244,791 of property square footage with 2,000 slot machines, 41 table games and 12 poker tables. Hollywood Casino at Kansas Speedway offers a variety of dining and entertainment facilities and has a 1,253 space parking structure.

Hollywood Casino St. Louis

Hollywood Casino St. Louis is located adjacent to the Missouri River in Maryland Heights, Missouri, directly off I‑70 and approximately 22 miles northwest of downtown St. Louis, Missouri. The facility is situated on approximately 248 acres along the Missouri River and features 645,270 of property square footage with 2,000 slot machines, 63 table games, 20 poker tables, a 502 guestroom hotel, nine dining and entertainment venues and structured and surface parking with approximately 4,600 spaces. At the end of 2013, we completed the transition of the property to our Hollywood Casino brand name.

Prairie State Gaming

The Company acquired Illinois Gaming Investors, LLC, d/b/a Prairie State Gaming, a licensed video gaming terminal route operator in Illinois, on September 1, 2015. Prairie State Gaming’s operations now include more than 1,437 video gaming terminals across a network of approximately 317 bar and retail gaming establishments in seven distinct geographic areas throughout Illinois.

Other Properties

Sanford‑Orlando Kennel Club

Sanford‑Orlando Kennel Club is a 1/4‑mile greyhound facility located in Longwood, Florida. The facility has capacity for 6,500 patrons, with seating for 4,000 and surface parking for 2,500 vehicles. The facility conducts year‑round greyhound racing and greyhound, thoroughbred, and harness racing simulcasts.

Freehold Raceway

Through our joint venture in Pennwood Racing, Inc. (“Pennwood”), we own 50% of Freehold Raceway, located in Freehold, New Jersey. The property features a half‑mile standardbred race track and a 117,715 square foot grandstand.

Sam Houston Race Park and Valley Race Park

Our joint venture with MAXXAM owns and operates the Sam Houston Race Park in Houston, Texas and the Valley Race Park in Harlingen, Texas, and holds a license for a planned racetrack in Manor, Texas, just outside of Austin. Sam Houston Race Park is located 15 miles northwest from downtown Houston along Beltway 8. Sam Houston Race Park hosts thoroughbred and quarter horse racing and offers daily simulcast operations, as well as hosts various special events, private parties and meetings, concerts and national touring festivals throughout the year. Valley Race Park features 118,216 of property square footage as a dog racing and simulcasting facility located in Harlingen, Texas.

Off‑track Wagering Facilities

Our off‑track wagering facilities (“OTWs”) and racetracks provide areas for viewing import simulcast races of thoroughbred and standardbred horse racing, televised sporting events, placing pari‑mutuel wagers and dining. We operate two OTWs in Pennsylvania, and through our joint venture in Pennwood, we own 50% of a leased OTW in Toms

River, New Jersey. In addition, in accordance with an operating agreement with Pennwood, the Company constructed an OTW in Gloucester Township, New Jersey, which opened in July 2014. Per the operating agreement, this OTW is operated by us; however, Pennwood has the option to purchase the OTW once the Company has received its total investment as defined in the operating agreement.

Trademarks

We own a number of trademarks and service marks registered with the U.S. Patent and Trademark Office (“U.S. PTO”), including but not limited to, “Hollywood Casino®,” “Hollywood Gaming®,” “Argosy®,” “M Resort®,” “Hollywood Poker®,” and “Marquee Rewards®”.  We believe that our rights to our marks are well established and have competitive value to our properties. We also have a number of trademark applications pending with the U.S. PTO.

As part of our acquisition of Tropicana Las Vegas in August 2015, we assumed a trademark settlement agreement with Tropicana Entertainment, LLC, an affiliate of Tropicana Entertainment, Inc. (NASDAQ: TCPA) that is not related to the Company, which, subject to other terms, conditions, and advertising limitations set forth in the agreement, confirms, among other things, that (i) Tropicana Las Vegas owns and has the exclusive right to use the “Tropicana Las Vegas” and the “Tropicana LV” marks within 50 miles of the “Las Vegas Property” for the purpose of providing goods and services in the field of entertainment and hospitality and in the natural scope of expansion thereof (the “Services”), and for “Internet Uses” (as defined in the Agreement) without geographic limitation, (ii) Tropicana Las Vegas may advertise the Services identified by the “Tropicana Las Vegas” and the “Tropicana LV” marks worldwide provided that the advertisements explicitly reference the location of the Tropicana Las Vegas Property, and (ii) Tropicana Entertainment, LLC owns and has the exclusive right to use the “Tropicana” and “Trop” marks, in connection with a modifier indicating the type of service being provided or a modifier designating an accurate geographic location of a property, outside of the Las Vegas area, and may advertise the Services worldwide provided that the advertisements explicitly reference the location of the properties.

Pursuant to a License Agreement with Boomtown, Inc., dated August 8, 2000, our subsidiary BTN, LLC (successor to BTN, Inc.) uses “Boomtown” and other trademarks.

The Company provides branding services with regards to the Hollywood Casino-branded gaming facility on the Jamul Tribe’s trust land in San Diego County, California pursuant to an Intellectual Property, License, Branding and Marketing Agreement dated April 3, 2013.

Effective as of November 1, 2015, the Company entered into a Trademark License Agreement with GLPI, pursuant to which the Company licenses certain trademarks to GLPI for use in connection with the Hollywood Casino Baton Rouge and Hollywood Casino Perryville facilities, which were contributed to GLPI in the Spin-Off.

Competition

The gaming industry is characterized by a high degree of competition among a large number of operators, including riverboat casinos, dockside casinos, land‑based casinos, video lottery, video gaming terminals (VGTs) at taverns in certain states, such as Illinois, as well as the potential legalization of VGTs in Pennsylvania and other states, sweepstakes and poker machines not located in casinos, Native American gaming, emerging varieties of Internet and fantasy sports gaming, the potential for increased sports betting and other forms of gaming in the U.S. In a broader sense, our gaming operations face competition from all manner of leisure and entertainment activities, including: shopping; athletic events; television and movies; concerts and travel. Legalized gaming is currently permitted in various forms throughout the U.S., in several Canadian provinces and on various lands taken into trust for the benefit of certain Native Americans in the U.S. and First Nations in Canada. Other jurisdictions, including states adjacent to states in which we currently have facilities (such as in Ohio, Massachusetts, and Maryland), have legalized and expanded or have plans to license additional gaming facilities in the near future. In addition, established gaming jurisdictions could award additional gaming licenses or permit the expansion or relocation of existing gaming operations. New, relocated or expanded operations by other companies will increase competition for our gaming operations and could have a material adverse impact on us. Finally, the imposition of smoking bans and/or higher gaming tax rates have a significant impact on our properties’ ability to compete with facilities in nearby jurisdictions.

Our racing operations face significant competition for wagering dollars from other racetracks and off-track wagering facilities (“OTWs”), some of which also offer other forms of gaming, as well as other gaming venues such as casinos and historic racing. Additionally, for a number of years, there has been a general decline in the number of people attending and wagering on live horse races at North American racetracks due to a number of factors, including increased competition from other wagering and entertainment alternatives and unwillingness of customers to travel a significant distance to racetracks. Our account wagering operations compete with large providers of such services throughout the country. We also face competition in the future from new OTWs, new racetracks, historic racing, or new providers of account wagering. From time to time, states consider legislation to permit other forms of gaming. If additional gaming opportunities become available near our racing operations, such gaming opportunities could have an adverse effect on our business, financial condition and results of operations.

Northeast.  Hollywood Casino at Charles Town Races has been and will continue to be negatively impacted by competition in the Baltimore, Maryland market, which includes Maryland Live! and Horseshoe Casino Baltimore. Maryland Live!, a casino complex at the Arundel Mills mall in Anne Arundel, Maryland, opened on June 6, 2012 with approximately 3,200 slot machines. Maryland Live! significantly increased its slot machine offerings by mid‑September 2012 to approximately 4,750 slot machines, opened table games on April 11, 2013, and opened a 52 table poker room in late August 2013. Horseshoe Casino Baltimore opened at the end of August 2014 with 2,500 video lottery terminals and more than 100 table games. In December 2013, the sixth casino license for Maryland in Prince George’s County was granted to MGM. In December 2016, MGM National Harbor casino and resort opened featuring 3,300 slot machines and 124 table games and is anticipated to adversely impact our financial results, as it will create additional competition for Hollywood Casino at Charles Town Races.

In November 2011, the Expanded Gaming Act was signed into law in Massachusetts, which allows up to three destination resort casinos located in three geographically diverse regions across the state and a single slots facility for one location statewide. In February 2014, the Massachusetts Gaming Commission (“MGC”) awarded us the slots‑only gaming license and in June 2015, we opened Plainridge Park Casino in Plainville. The licenses for two of three casino resorts have been awarded with the remaining license in Southeastern Massachusetts still open. MGM Springfield in Western Massachusetts is expected to be completed in late 2018 and Wynn Everett in the Boston Area is scheduled to open in 2019. Construction of a tribal casino in Taunton, Massachusetts, which was expected to open in 2017, is currently on hold following a judicial opinion issued during the third quarter of 2016 regarding the validity of the Tribe’s land in trust. In addition, a proposal to relocate the Newport Casino license to Tiverton, Rhode Island, near the Massachusetts border, was approved by local and statewide voters in November 2016. The proposal calls for a $75 million casino featuring 1,000 slot machines, 32 table games and an 84 room hotel.  The increased competition in Massachusetts will have a negative impact on the operations of Plainridge Park Casino; however, it should be the sole gaming facility in Massachusetts until at least 2018.

In addition, legislators in Kentucky regularly consider new gaming legislation. The commencement of gaming in Kentucky would negatively impact certain of our existing properties in the Northeast segment. Finally, Pennsylvania is considering the potential legalization of gaming at bars and taverns as well as internet gaming, fantasy sports and online Lottery games.

South/West.  Our South/West segment contains our M Resort property, Tropicana Las Vegas property, that we acquired on August 25, 2015, and Hollywood Casino Jamul- San Diego, which we operate under our management contract with the Jamul Tribe. M Resort and Tropicana Las Vegas compete directly with other Las Vegas hotels, resorts, and casinos, including those located on the Las Vegas Strip, on the basis of overall atmosphere, range of amenities, level of service, price, location, entertainment offered, convention and meeting facilities, shopping and restaurant facilities, theme, and size. In addition, a substantial number of customers are drawn from geographic areas outside of Las Vegas, particularly California and Arizona. Specifically, in California, we expect Hollywood Casino Jamul – San Diego to continue to experience significant competition (including increased promotional efforts) from nearby casinos operated on Native American lands, which could negatively impact their results as well as the Las Vegas market.  There is potential for new gaming licenses in southern Mississippi that may impact our operations in Biloxi and Bay St. Louis.

Midwest.  In Illinois, there have been perennial gaming expansion proposals introduced in the legislature, which we expect to continue. Additionally, in July 2011, the Illinois Supreme Court, in a unanimous ruling, cleared the way for the 2009 Illinois Video Gaming Act to go forward, which authorized a limited number of video gaming terminals (VGTs) in licensed bars and taverns across Illinois, subject to host community approval. In October 2012, video gambling in Illinois was officially launched with the first locations being allowed to operate VGTs. Currently, there are over 22,000 terminals at numerous locations throughout the state, which has had a negative impact on our casinos near or in Illinois. In September 2015, we purchased Prairie State Gaming, which is a licensed VGT operator in Illinois, whose operations now include more than 1,400 video gaming terminals. Illinois also continues to discuss the viability of gaming expansion in the state through a potential combination of additional riverboat operations, land-based casinos and slots at racetracks.  In addition, legislators in Indiana are currently considering VGT legislation. The commencement of gaming in Indiana or the expansion of gaming in Illinois would negatively impact certain of our existing properties in the Midwest segment. In the Mississippi Gulf Coast market, a casino in D’Iberville, Mississippi opened on December 9, 2015, which will likely have an adverse effect on the financial results of our Boomtown Biloxi property.  In addition, there is a proposal to reopen a race track with slot machines at the Woodlands in Wyandotte County which could have an adverse effect on the financial results of Hollywood Casino at Kansas Speedway.

In Ohio, voters passed a referendum in 2009 to allow four land‑based casinos in four cities, one of which was in downtown Cincinnati, which is the primary feeder market for our Hollywood Casino Lawrenceburg property. The Cincinnati casino opened on March 4, 2013 and has had and will likely continue to have an adverse impact on Hollywood Casino Lawrenceburg. However, this referendum also resulted in the Company operating two of the four land‑based casinos. We opened Hollywood Casino Toledo on May 29, 2012 and Hollywood Casino Columbus on October 8, 2012. Additionally, the State of Ohio approved the placement of video lottery terminals at the state’s seven racetracks. On June 1, 2012, a new racino at Scioto Downs in Columbus, Ohio opened, which has had a negative impact on Hollywood Casino Lawrenceburg’s financial results and competes aggressively in the same market as Hollywood Casino Columbus. In addition, a racino at Miami Valley Gaming (formerly known as Lebanon Raceway) opened in mid‑December 2013, and a racino at Belterra Park (formerly known as River Downs) opened in May 2014. Both of these racinos compete with Hollywood Casino Lawrenceburg. Conversely, we have opened our own racinos in Ohio, with Hollywood Gaming at Dayton Raceway opening on August 28, 2014 and Hollywood Gaming at Mahoning Valley Race Course opening on September 17, 2014. As a result, in a relatively short period of time, Ohio has gone from having no gaming facilities to having four casinos and seven video lottery terminal facilities. In addition, we continue to fight illegal gaming operations, such as internet sweepstakes.

U.S. and Foreign Revenues

Our net revenues in the U.S. for 2016, 2015, and 2014 were approximately $3,023.2 million, $2,828.1 million, and $2,578.8 million, respectively. Our revenues from operations in Canada for 2016, 2015, and 2014 were approximately $11.2 million, $10.3 million, and $11.7 million, respectively.

Management

On October 19, 2016, the Company was notified by Saul V. Reibstein, the Company’s Executive Vice President, Finance, Chief Financial Officer and Treasurer, of his intention to retire at the end of 2016.  William J. Fair, the Executive Vice President, Chief Development Officer, has been appointed to succeed Mr. Reibstein as Executive Vice President, Chief Financial Officer and Treasurer, effective January 1, 2017.  Mr. Reibstein entered into a transition services agreement for the period ending December 31, 2017 to assist with the transition.

The persons listed below represent executive officers of the Company.

Name	Age	Position
Timothy J. Wilmott	58	President and Chief Executive Officer
Jay Snowden	40	Executive Vice President and Chief Operating Officer
William J. Fair	54	Executive Vice President, Chief Financial Officer, and Treasurer
Carl Sottosanti	52	Executive Vice President, General Counsel, and Secretary

Timothy J. Wilmott.  Mr. Wilmott joined us in February 2008 as President and Chief Operating Officer and was named Chief Executive Officer on November 1, 2013. In addition, in September 2014, Mr. Wilmott was appointed to the Board of Directors. Previously, Mr. Wilmott served as Chief Operating Officer of Harrah’s Entertainment, a position he held for approximately four years. In this position, he oversaw the operations of all of Harrah’s revenue‑generating businesses, including 48 casinos, 38,000 hotel rooms and 300 restaurants. All Harrah’s Division Presidents, Senior Vice Presidents of Brand Operations, Marketing and Information Technology personnel reported to Mr. Wilmott in his capacity as Chief Operating Officer. Prior to his appointment to the position of Chief Operating Officer, Mr. Wilmott served from 1997 to 2002 as Division President of Harrah’s Eastern Division with responsibility for the operations of eight Harrah’s properties.

Jay Snowden.  Mr. Snowden is currently our Executive Vice President and Chief Operating Officer. Mr. Snowden joined us in October 2011 as Senior Vice President‑Regional Operations and in January 2014 became our Chief Operating Officer. Mr. Snowden is responsible for overseeing all of our operating businesses, as well as human resources, marketing, and information technology. Prior to joining us, Mr. Snowden was the Senior Vice President and General Manager of Caesars and Harrah’s in Atlantic City, and prior to that, held various leadership positions with them in St. Louis, San Diego and Las Vegas.

William J. Fair.  Mr. Fair is currently our Executive Vice President, Chief Financial Officer and Treasurer. In January 2014, Mr. Fair joined us as Senior Vice President and Chief Development Officer. Previously, Mr. Fair worked in development leadership positions for Universal Studios and Disney Development. Most recently, Mr. Fair was the President and Chief Executive Officer of the American Skiing Company, where he had oversight of ten ski mountain resorts which included ski operations, nine hotels, condominium operations, food and beverage operations, retail and rental operations, real estate brokerage and development.

Carl Sottosanti.  Mr. Sottosanti is currently our Executive Vice President, General Counsel and Secretary. In February 2014, Mr. Sottosanti was appointed to the position of Senior Vice President and General Counsel and became Secretary in November 2014. Prior to this appointment, Mr. Sottosanti served as Vice President, Deputy General Counsel since 2003. Before joining the Company, Mr. Sottosanti served for five years as General Counsel at publicly traded, Sanchez Computer Associates, Inc. and had oversight of all legal, compliance and intellectual property matters. From 1994 to 1998, Mr. Sottosanti was the Assistant General Counsel for Salient 3 Communications, Inc., a publicly traded telecommunications company. Mr. Sottosanti began his legal career in 1989 with the Philadelphia law firm Schnader Harrison, Segal & Lewis LLP.

Governmental Regulations

The gaming and racing industries are highly regulated and we must maintain our licenses and pay gaming taxes to continue our operations. Each of our facilities is subject to extensive regulation under the laws, rules and regulations of the jurisdiction where it is located. These laws, rules and regulations generally concern the responsibility, financial stability and character of the owners, managers, and persons with financial interests in the gaming operations. Violations of laws or regulations in one jurisdiction could result in disciplinary action in other jurisdictions. A more detailed description of the regulations to which we are subject is contained in Exhibit 99.1 to this Annual Report on Form 10‑K, which is incorporated herein by reference.

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

Employees and Labor Relations

As of December 31, 2016, we had 18,808 full‑ and part‑time employees.

The Company is required to have agreements with the horsemen at the majority of its racetracks to conduct its live racing and/or simulcasting activities. In addition, in order to operate gaming machines and table games in West Virginia, the Company must maintain agreements with each of the Charles Town horsemen, pari‑mutuel clerks and breeders.

At Hollywood Casino at Charles Town Races, the Company renewed an agreement with the Charles Town Horsemen’s Benevolent and Protective Association that expires on June 18, 2018. Hollywood Casino at Charles Town Races also renewed an agreement with the breeders that expires on June 30, 2017. Additionally, the pari‑mutuel clerks at Charles Town are represented under a collective bargaining agreement with the West Virginia Union of Mutuel Clerks, which expired on December 31, 2010 and has been extended on a month‑to‑month basis.

The Company’s agreement with the Pennsylvania Horsemen’s Benevolent and Protective Association at Hollywood Casino at Penn National Race Course was renewed through January 31, 2018. The Company has an agreement with Laborers’ International Union of North America (LIUNA) Local 108, regarding both on-track and off-track pari-mutuel clerks and admission staff which expired in December 2016 and a new contract is currently being negotiated. In August 2015, the Company entered into a three year collective bargaining agreement with the International Chapter of Horseshoers and Allied Equine Trades Local 947.

The Company’s agreement with the Maine Harness Horsemen Association at Bangor Raceway continues through the conclusion of the 2018 racing season.

In March of 2014, Hollywood Gaming at Mahoning Valley Race Course entered into an agreement with the Ohio Horsemen’s Benevolent and Protective Association. The term is for a period of ten years from the September 2014 commencement of video lottery terminal operations at that facility.

In September 2015, Hollywood Gaming at Dayton Raceway entered into an agreement with the Ohio Harness Horsemen’s Association for racing at the property. The term is for a period of ten years from the September 2015 effective date.

In January 2014, the Company entered into an agreement with the Harness Horsemen’s Association of New England at Plainridge Park Casino which remains in effect through December 31, 2018.

Across certain of the Company’s properties, Seafarers Entertainment and Allied Trade Union (“SEATU”) represents approximately 1,711 of the Company’s employees under a National Agreement that expires on January 24, 2032 and Local Addenda that expire at various times between June 2021 and October 2024.

SEATU agreements are in place at Hollywood Casino Joliet, Hollywood Casino Lawrenceburg, Argosy Casino Riverside, Argosy Casino Alton, Hollywood Casino Kansas Speedway, Hollywood Gaming Dayton, Hollywood Gaming at Mahoning Valley and Plainridge Park Casino. Hollywood Gaming at Dayton Raceway and Hollywood Gaming at Mahoning Valley Race Course have a wage reopener in February 2018; the remainder of the SEATU agreements have expiration dates in 2018 and beyond.

At Hollywood Casino Joliet, the Hotel Employees and Restaurant Employees Union Local 1 represents approximately 176 employees under a collective bargaining agreement which expires on March 31, 2019. At Hollywood Casino Columbus and Hollywood Casino Toledo, a council comprised of the United Auto Workers and the United Steel Workers represents approximately 1,361 employees under a collective bargaining agreement which ends on November 15, 2019.

On August 25, 2015, the Company acquired Tropicana Las Vegas Hotel & Casino, which had seven existing collective bargaining agreements with the following unions: (1) Culinary & Bartenders (with a wage/reopener in 2017; expires on May 31, 2018), (2) United Brotherhood of Carpenters (expires on July 31, 2019), (3) International Brotherhood of Electrical Workers (expires on February 28, 2017), (4) International Alliance of Theatrical Stage Employees (expires on December 31, 2018), (5) International Union of Painters and Allied Trades (expires on June 30, 2018), (6)/(7) Teamsters (front and back of the house, both expire on March 31, 2018).

The Company is also the developer, lender and manager of the Hollywood Casino Jamul – San Diego, which the Company opened on October 10, 2016.  Unite Here! International Union and Local 30 represents employees in stewarding, facilities, accounting, food and beverage, and operations classifications, and the parties are scheduled to begin negotiating their first collective bargaining agreement in 2017.

In addition, at some of the Company’s properties, the Security Police and Fire Professionals of America, the International Brotherhood of Electrical Workers Local 649, the LIUNA Public Serviced Employees Local 1290PE, The International Association of Machinists and Aerospace Workers, Locals 447 and 264, the United Industrial, Service, Transportation, Professional and Government Workers of North America, and the United Steel Workers represent certain of the Company’s employees under collective bargaining agreements that expire at various times between February 2017 and September 2025. None of these additional unions represent more than 79 of the Company’s employees.

Available Information

For more information about us, visit our website at www.pngaming.com. The contents of our website are not part of this Annual Report on Form 10‑K. Our electronic filings with the U.S. Securities and Exchange Commission (“SEC”) (including all Annual Reports on Form 10‑K, Quarterly Reports on Form 10‑Q, and Current Reports on Form 8‑K, and any amendments to these reports), including the exhibits, are available free of charge through our website as soon as reasonably practicable after we electronically file them with, or furnish them to, the SEC.

ITEM 1A.  RISK FACTORS

Risks Related to Our Business

We face significant competition from other gaming and entertainment operations.

The gaming industry is characterized by an increasingly high degree of competition among a large number of participants, including riverboat casinos, dockside casinos, land‑based casinos, video lottery, gaming at taverns in certain states, such as Illinois as well as the potential legalization in Indiana and Pennsylvania, sweepstakes and poker machines not located in casinos, , the potential for increased sports betting and fantasy sports, Native American gaming and other forms of gaming in the U.S. Furthermore, competition from internet lotteries, sweepstakes, and other internet wagering services, which allow their customers to wager on a wide variety of sporting events and play Las Vegas‑style casino games from home or in non‑casino settings, could divert customers from our properties and thus adversely affect our business. Such internet wagering services are often illegal under federal law but operate from overseas locations, and are nevertheless sometimes accessible to domestic gamblers. Currently, there are proposals that would legalize internet poker and other varieties of internet gaming in a number of states and at the federal level. Several states, such as Nevada, New Jersey and Delaware, have enacted legislation authorizing intrastate internet gaming and internet gaming operations have begun in these states. Expansion of internet gaming in other jurisdictions (both legal and illegal) could further compete with our traditional operations, which could have an adverse impact on our business and result of operations.

In a broader sense, our gaming operations face competition from all manner of leisure and entertainment activities, including: shopping; athletic events; television and movies; concerts; and travel. Legalized gaming is currently permitted in various forms throughout the U.S., in several Canadian provinces and on various lands taken into trust for the benefit of certain Native Americans in the U.S. and Canada. Other jurisdictions, including states adjacent to states in which we currently have facilities (such as in Ohio and Maryland), have recently legalized, implemented and expanded gaming. In addition, established gaming jurisdictions could award additional gaming licenses or permit the expansion or relocation of existing gaming operations. New, relocated or expanded operations by other persons could increase competition for our gaming operations and could have a material adverse impact on us.

Gaming competition is intense in most of the markets where we operate. Recently,  there  has been additional  significant competition in our markets  as a result  of the upgrading  or expansion  of facilities by existing market  participants, the entrance of new gaming participants into a market  or legislative changes. As competing properties and new markets are opened, our operating results may be negatively impacted.  For example, new casinos and racinos  have opened  recently  that  compete  in the same market as our Lawrenceburg property, namely the opening  of Belterra  Park  in May 2014, our own Dayton facility in August  2014, and Horseshoe Casino in Cincinnati  in March  2013; there  is significantly increased competition to our Charles  Town property  from the casino complex at the Arundel  Mills mall in Anne  Arundel,  Maryland,  the opening  of Maryland  Live! and Horseshoe Casino Baltimore  in Baltimore,  Maryland  in 2014 and the opening  of MGM  National  Harbor casino in Prince George’s County, Maryland  in December 2016, which also competes  to a lesser extent  with Hollywood Casino  at Penn  National Race Course; the opening  of our joint venture  casino project  in Kansas in February 2012, which impacted  Argosy Casino Riverside; and the potential opening  of a tribal casino in Taunton, Massachusetts (the  construction is currently on hold following a recent  judicial ruling in favor of the Taunton property  owners who contended that  the federal  government  erred  in placing reservation land in trust  for the Mashpee  Wampanoag tribe)  and the expected openings  of MGM Springfield  in Western Massachusetts in late 2018 and Wynn Everett  in Eastern  Massachusetts in mid-2019 are anticipated to negatively impact  our Plainridge  Park  Casino.  Hollywood Casino  Aurora  and Hollywood Casino  Joliet have also been  negatively impacted  by the proliferation of VGTs  at numerous locations  throughout the state  which are in the vicinity of our operations. In addition, some of our direct competitors in certain markets may have superior facilities and/or operating conditions.  There is potential for new gaming licenses in southern Mississippi that may impact our operations in Biloxi and Bay St. Louis. We expect each existing or future market in which we participate to be highly competitive.  The competitive position of each of our casino properties is discussed in detail in the subsection entitled “Competition” of this Annual Report on Form 10-K.

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

We could face significant challenges in managing and integrating our expanded or combined operations and any other properties we may develop or acquire, particularly in new competitive markets. The integration of more significant properties we may develop or acquire (such as Tropicana Las Vegas or Hollywood Casino Jamul – San Diego) will require the dedication of management resources that may temporarily divert attention from our day‑to‑day business. The process of integrating properties that we may acquire also could interrupt the activities of those businesses, which could have a material adverse effect on our business, financial condition and results of operations. In addition, the development of new properties may involve construction, local opposition, regulatory, legal and competitive risks as well as the risks attendant to partnership deals on these development opportunities. In particular, in projects where we team up with a joint venture partner, if we cannot reach agreement with such partners, or our relationships otherwise deteriorate, we could face significant increased costs and delays. Local opposition can delay or increase the anticipated cost of a project. Finally, given the competitive nature of these types of limited license opportunities, litigation is possible.

Management of new properties, especially in new geographic areas (such as our 2015 opening in Plainville, Massachusetts and our 2016 opening in San Diego County, California), may require that we increase our management resources. We cannot assure you that we will be able to manage the combined operations effectively or realize any of the anticipated benefits of our acquisitions or development projects. We also cannot assure you that if acquisitions are completed, that the acquired businesses will generate returns consistent with our expectations.

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

We are required to pay more than half of our cash flow from operations to GLPI pursuant to and subject to the terms and conditions of the Master Lease. As a result of this commitment, our ability to fund our own operations or development projects, raise capital, make acquisitions and otherwise respond to competitive and economic changes may be adversely affected. For example, our obligations under the Master Lease may:

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

Most of our gaming and racing facilities are leased and could experience risks associated with leased property, including risks relating to lease termination, lease extensions, charges and our relationship with GLPI, which could have a material adverse effect on our business, financial position or results of operations.

We lease 18 of the gaming and racing facilities we operate pursuant to the Master Lease. The Master Lease provides that GLPI may terminate the lease for a number of reasons, including, subject to applicable cure periods, the default in any payment of rent, taxes or other payment obligations or the breach of any other covenant or agreement in the lease. Termination of the Master Lease could result in a default under our debt agreements and could have a material adverse effect on our business, financial position or results of operations. Moreover, since as a lessee we do not completely control the land and improvements underlying our operations, GLPI as lessor could take certain actions to disrupt our rights in the facilities leased under the Master Lease which are beyond our control. If GLPI chose to disrupt our use either permanently or for a significant period of time, then the value of our assets could be impaired and our business and operations could be adversely affected. There can also be no assurance that we will be able to comply with our obligations under the Master Lease in the future. In addition, if GLPI has financial, operational, regulatory or other challenges there can be no assurance that GLPI will be able to comply with its obligations under its agreements with us.

The Master Lease is commonly known as a triple‑net lease. Accordingly, in addition to rent, we are required to pay among other things the following: (1) all facility maintenance, (2) all insurance required in connection with the leased properties and the business conducted on the leased properties, (3) taxes levied on or with respect to the leased properties (other than taxes on the income of the lessor) and (4) all utilities and other services necessary or appropriate for the leased properties and the business conducted on the leased properties. We are responsible for incurring the costs described in the preceding sentence notwithstanding the fact that many of the benefits received in exchange for such costs shall in part accrue to GLPI as owner of the associated facilities. In addition, if some of our leased facilities should prove to be unprofitable, we could remain obligated for lease payments and other obligations under the Master Lease even if we decided to withdraw from those locations. We could incur special charges relating to the closing of such facilities including lease termination costs, impairment charges and other special charges that would reduce our net income and could have a material adverse effect on our business, financial condition and results of operations.

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

Licensing requirements.  As managers of gaming and pari‑mutuel wagering facilities, we are subject to extensive state, local and, in Canada, provincial regulation. In addition, the Hollywood Casino Jamul-San  Diego is subject to the oversight of the National Indian Gaming Commission, which administers the Indian Gaming Regulatory Act of 1988 with respect to the terms and conditions of management contracts and the operation of casinos and all gaming on land held in trust for Native American tribes in the U.S. State, local and provincial authorities require us and our subsidiaries to demonstrate suitability to obtain and retain various licenses and require that we have registrations, permits and approvals to conduct gaming operations. These regulatory authorities have broad discretion, and may, for any reason set forth in the applicable legislation, rules and regulations, limit, condition, suspend, fail to renew or revoke a license or registration to conduct gaming operations or prevent us from owning the securities of any of our gaming subsidiaries or prevent another person from owning an equity interest in us. Like all gaming operators in the jurisdictions in which we operate, we must periodically apply to renew our gaming licenses or registrations and have the suitability of certain of our directors, officers and employees approved. We cannot assure you that we will be able to obtain such renewals or approvals. Regulatory authorities have input into our operations, for instance, hours of operation, location or relocation of a facility, and numbers and types of machines. Regulators may also levy substantial fines against or seize our assets or the assets of our subsidiaries or the people involved in violating gaming laws or regulations. Any of these events could have a material adverse effect on our business, financial condition and results of operations.

We have demonstrated suitability to obtain and have obtained all governmental licenses, registrations, permits and approvals necessary for us to operate our existing gaming and pari-mutuel facilities. We can give no assurance to you that we will be able to retain those existing licenses or demonstrate suitability to obtain any new licenses, registrations, permits or approvals. For example, in Iowa, where licenses are jointly issued to a casino operator and a local charitable organization, the Iowa Racing and Gaming Commission denied the renewal of our license while negotiations were ongoing with our local charitable organization partner to enter into a new agreement, resulting in us having to close the Argosy Casino Sioux City in July, 2014. In addition, the loss of a license in one jurisdiction could trigger the loss of a license or affect our eligibility for a license in another jurisdiction. As we expand our gaming operations in our existing jurisdictions or to new areas, we may have to meet additional suitability requirements and obtain additional licenses, registrations, permits and approvals from gaming authorities in these jurisdictions. The approval process can be time-consuming and costly and we cannot be sure that we will be successful.

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

Potential changes in legislation and regulation of our operations.  Regulations governing the conduct of gaming activities and the obligations of gaming companies in any jurisdiction in which we have or in the future may have gaming operations are subject to change and could impose additional operating, financial, competitive or other burdens on the way we conduct our business.

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

Compliance with other laws.  We are also subject to a variety of other rules and regulations, including zoning, environmental, construction and land‑use laws and regulations governing the serving of alcoholic beverages. If we are not in compliance with these laws, it could have a material adverse effect on our business, financial condition and results of operations. We also deal with significant amounts of cash in our operations and are subject to various reporting and anti‑money laundering regulations. Any violation of anti‑money laundering laws or regulations, or any accusations of money laundering or regulatory investigations into possible money laundering activities, by any of our properties, employees or customers could have a material adverse effect on our financial condition, results of operations and cash flows.

We have certain properties that generate a significant percentage of our net revenues.

For the year ended December 31, 2016, our facility in Charles Town, West Virginia generated approximately 13% of our net revenues. Our ability to meet our operating and debt service requirements is dependent, in part, upon the continued success of this facility. The operations at this facility and any of our other facilities could be adversely affected by numerous factors, including those described in these “Risk Factors” as well as more specifically those described below:

•

risks related to local and regional economic and competitive conditions, such as a decline in the number of visitors to a facility, a downturn in the overall economy in the market, a decrease in consumer spending on gaming activities in the market or an increase in competition within and outside the state in which each property is located (for example, the effect on our Charles Town and, to a lesser extent, Grantville casinos due to the casino complex at the Arundel Mills mall in Anne Arundel, Maryland, the opening of Maryland Live! and Horseshoe Casino Baltimore in Baltimore, Maryland in August 2014 and the opening of the MGM National Harbor casino in Prince George’s County, Maryland in December 2016);

•	changes in local and state governmental laws and regulations (including changes in laws and regulations affecting gaming operations and taxes) applicable to a facility;

•	impeded access to a facility due to weather, road construction or closures of primary access routes;

•	work stoppages, organizing drives and other labor problems as well as issues arising in connection with agreements with horsemen and pari‑mutuel clerks; and

•	the occurrence of natural disasters or other adverse regional weather trends.

In addition, although to a lesser extent than our facility in Charles Town, West Virginia, we anticipate meaningful contributions from Hollywood Casino at Penn National Race Course and Hollywood Casino St. Louis and, following the relocation of our two racetracks in Ohio in the third quarter of 2014, we now generate a significant amount of net revenue in the State of Ohio, in which we operate four gaming facilities. Therefore, our results will be dependent on the regional economies and competitive landscapes at these locations as well.

We are or may become involved in legal proceedings that, if adversely adjudicated or settled, could impact our financial condition.

From time to time, we are defendants in various lawsuits relating to matters incidental to our business. The nature of our business subjects us to the risk of lawsuits filed by customers, past and present employees, competitors, business partners and others in the ordinary course of business. As with all litigation, no assurance can be provided as to the outcome of these matters and, in general, litigation can be expensive and time consuming. We may not be successful in these lawsuits, and, especially with increasing class action claims in our industry, could result in costs, settlements or damages that could significantly impact our business, financial condition and results of operations.

We depend on our key personnel.

We are highly dependent on the services of our executive management team and other members of our senior management team. In 2013, in connection with the Spin‑Off, we experienced some turnover, including the resignation of Peter M. Carlino from his position as our Chief Executive Officer (although he retained his position as Chairman of the Board). We have promoted various individuals (including our current CEO and COO) as well as hired executives from outside the gaming industry to fill these positions. Our ability to attract and retain key personnel is affected by the competitiveness of our compensation packages and the other terms and conditions of employment, our continued ability to compete effectively against other gaming companies and our growth prospects. The loss of the services of any members of our senior management team could have a material adverse effect on our business, financial condition and results of operations.

Inclement weather and other casualty events could seriously disrupt our business and have a material adverse effect on our financial condition and results of operations.

The operations of our facilities are subject to disruptions or reduced patronage as a result of severe weather conditions, natural disasters and other casualty events. Because many of our gaming operations are located on or adjacent to bodies of water, these facilities are subject to risks in addition to those associated with land‑based casinos, including loss of service due to casualty, forces of nature, mechanical failure, extended or extraordinary maintenance, flood, hurricane or other severe weather conditions. For example, after Hurricane Katrina in 2005, two of our properties in Mississippi were closed for almost one year. Many of our casinos operate in areas which are subject to periodic flooding that has caused us to experience decreased attendance and increased operating expenses. Any flood or other severe weather condition could lead to the loss of use of a casino facility for an extended period. For instance, on May 31, 2013, Hollywood Casino St. Louis sustained damage as a result of a tornado and was forced to close for approximately fourteen hours. Hollywood Casino Toledo was closed for brief periods in 2014, 2015 and 2016 due to harsh winter conditions. Most recently, we closed Argosy Casino Alton for several days in December 2015 and January 2016 due to flooding. Even if adverse weather conditions do not require the closure of our facilities, those conditions make it more difficult for our customers to reach our properties, which can have an adverse impact on our operations.

The extent to which we can recover under our insurance policies for damages sustained at our properties in the event of future inclement weather and other casualty events could adversely affect our business.

We maintain significant property insurance, including business interruption coverage, for these and other properties. However, there can be no assurances that we will be fully or promptly compensated for losses at any of our facilities in the event of future inclement weather or casualty events. In addition, our property insurance coverage is in an amount that may be significantly less than the expected and actual replacement cost of rebuilding certain facilities “as was” if there was a total loss. The Master Lease requires us, in the event of a casualty event, to rebuild a leased property to substantially the same condition as existed immediately before such casualty event. We renew our insurance policies (other than our builder’s risk insurance) on an annual basis. The cost of coverage may become so material that we may need to further reduce our policy limits, further increase our deductibles, or agree to certain exclusions from our coverage.

Our gaming operations rely heavily on technology services and an uninterrupted supply of electrical power. Our security systems and all of our slot machines are controlled by computers and reliant on electrical power to operate.

Any unscheduled disruption in our technology services or interruption in the supply of electrical power could result in an immediate, and possibly substantial, loss of revenues due to a shutdown of our gaming operations. Such interruptions may occur as a result of, for example, a failure of our information technology or related systems, catastrophic events or rolling blackouts. Our systems are also vulnerable to damage or interruption from earthquakes, floods, fires, telecommunication failures, terrorist attacks, computer viruses, computer denial‑of‑service attacks and similar events.

Our information technology and other systems are subject to cyber security risk including misappropriation of employee information, customer information or other breaches of information security.

We rely on information technology and other systems to manage our business and employee data and maintain and transmit customers’ personal and financial information, credit card settlements, credit card funds transmissions, mailing lists and reservations information. Our collection of such data is subject to extensive regulation by private groups, such as the payment card industry, as well as governmental authorities, including gaming authorities.  Privacy regulations continue to evolve and we have taken, and will continue to take, steps to comply by implementing processes designed to safeguard our business, employee and customers’ confidential and personal information. In addition, our security measures are reviewed and evaluated regularly.  However, our information and processes are subject to the ever-changing threat of compromised security, in the form of a risk of potential breach, system failure, computer virus, or unauthorized or fraudulent use by customers, company employees, or employees of third party vendors. The steps we take to deter and mitigate the risks of breaches may not be successful, and any resulting compromise or loss of data or systems could adversely impact operations or regulatory compliance and could result in remedial expenses, fines, litigation, disclosures, and loss of reputation, potentially impacting our financial results.

Further, as cyber-attacks continue to evolve, we may incur significant costs in our attempts to modify or enhance our protective measures or investigate or remediate any vulnerability.  Increased instances of cyber-attacks may also have a negative  reputational impact on us and our properties that may result in a loss of customer confidence and, as a result,  may have a material adverse effect on our business and results of operations.

Our operations in certain jurisdictions depend on management agreements and/or leases with third parties and local governments.

Our operations in several jurisdictions depend on land leases and/or management and development agreements with third parties and local governments. If we, or if GLPI in the case of leases pursuant to which we are the sub-lessee, are unable to renew these leases and agreements on satisfactory terms as they expire or disputes arise regarding the terms of these agreements, our business may be disrupted and, in the event of disruptions in multiple jurisdictions, could have a material adverse effect on our financial condition and results of operations. For example, in the Province of Ontario, through CHC Casinos, our indirectly wholly owned subsidiary, we manage Casino Rama, a full service gaming and entertainment facility, on behalf of the OLGC, an agency of the Province of Ontario. In June 2014, we signed an agreement to extend the management agreement for Casino Rama on a month-to-month basis with a 60-day notice period for up to a maximum period of forty-eight months. The OLGC is exploring bids for new operating contracts and privatization in Ontario, including at Casino Rama.  As a result, there is no assurance how long the OLGC will continue to engage us to manage the property.

We depend on agreements with our horsemen and pari‑mutuel clerks

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

At Hollywood Casino at Charles Town Races, we have an agreement with the Charles Town Horsemen’s Benevolent and Protective Association through June 18, 2018.  Additionally, the pari-mutuel clerks at Charles Town are represented under a collective bargaining agreement with the West Virginia Union of Mutuel Clerks, which expired on December 31, 2010 and has been extended on a month-to-month basis.

Our agreement with the Pennsylvania Horsemen’s Benevolent and Protective Association at Hollywood Casino at Penn National Race Course (“HCPNRC”) expires on January 31, 2017.   An agreement with LIUNA Local 108 for on-track and OTWs pari-mutuel clerks at HCPNRC was ratified for three years ending in February 2017.

Our agreement with the Maine Harness Horsemen Association at Bangor Raceway is in effect through the conclusion of the 2018 racing season. In March of 2014, Hollywood Gaming at Mahoning Valley Race Course entered into an agreement with the Ohio Horsemen’s Benevolent and Protective Association. The term is for a period of ten years from the September 2014 commencement of video lottery terminal operations at that facility. Hollywood Gaming at Dayton Raceway entered into a ten-year agreement with the Ohio Harness Horsemen’s Association for racing at Hollywood Gaming at Dayton Raceway in September of 2015.   In January 2014 Plainridge Park Casino entered into an agreement with the Harness Horsemen’s Association of New England which expires December 31, 2018.

In certain jurisdictions where we operate pari-mutuel wagering, if we fail to present evidence of an agreement with the horsemen at a track, we may not be permitted to conduct live racing and export and import simulcasting at that track and OTWs and, in West Virginia, our video lottery license may not be renewed.  In addition, our annual simulcast export agreements are subject to the horsemen’s approval under the Federal Interstate Horseracing Act of 1978, as amended.   Some simulcast import agreements require horsemen approval depending on state law.  If we fail to renew or modify existing agreements on satisfactory terms, this failure could have a material adverse effect on our business, financial condition and results of operations

A deterioration of our relationship with the Jamul Tribe or the performance of the facility could ultimately result in termination of the management and branding services agreement at Hollywood Casino Jamul-San Diego and prevent or significantly impede recovery of our investment therein or in any future development projects.

Good personal and professional relationships with the Jamul Tribe and its officials are critical to our gaming operations and activities in San Diego County, including our ability to perform and maintain our existing management agreement, as well as other agreements. As a sovereign nation, the Jamul Tribe establishes its own governmental systems under which tribal officials or bodies representing the Jamul Tribe may be replaced by appointment or election or become subject to policy changes. Replacements of tribal officials or administrations, changes in policies to which the Jamul Tribe are subject, or other factors that may lead to the deterioration of our relationship with the Jamul Tribe may lead to termination of our management and branding services agreements with the Jamul Tribe, which may have an adverse effect on the future results of our operations.

In addition, we have made, and may continue to hold substantial loans to the Jamul Tribe for the construction, development, equipment and operations of the Hollywood Casino Jamul-San Diego. Our subsidiary, San Diego Gaming Ventures, LLC (“SDGV”), provided a $98 million term loan C facility to the project (and up to an additional $15 million of delayed draw term loan C commitments to fund certain roadway improvement costs related to the project). If, by October 10, 2017, the casino has not achieved a senior secured net leverage ratio equal to or less than 5.0x, then all or a portion of the term loan C facility will become subordinated to the other $362 million of the project’s credit facilities to the extent necessary such that, after giving effect to such subordination, such senior secured net leverage ratio is 5.0x.  Based on current business conditions in 2017, we expect that the majority or all of our Term C Loan will become subordinated and that we will not earn any fees under our management contract in 2017.  In addition, the rights of SDGV and our rights to receive management and intellectual property license fees are subordinated to the claims of the lenders under the project’s credit facilities and are subject to certain conditions contained in the project’s credit facilities. Furthermore, as a condition to the availability of the project’s credit facilities, we provided a limited completion guarantee, in favor of the administrative agent under the project’s credit facilities, to provide up to $15 million of additional loans related to the construction and opening of the casino, as well as certain post-opening construction costs. Of these loans, $10 million may be funded as part of the term loan C facility, while any additional loans would be subordinated loans. Our only material recourse for collection of indebtedness from the Jamul Tribe or for money damages for breach or wrongful termination of a management, development, consulting or financing agreement is from positive cash flow, if any, from casino operations.

Our planned capital expenditures may not result in our expected improvements in our business.

We regularly expend capital to construct, maintain and renovate our properties to remain competitive, maintain the value and brand standards of our properties and comply with applicable laws and regulations.  Our ability to realize the expected returns on our capital investments is dependent on a number of factors, including, general economic conditions; changes to construction plans and specifications; delays in obtaining or inability to obtain necessary permits, licenses and approvals; disputes with contractors; disruptions to our business caused by construction; and other unanticipated circumstances or cost increases.

While we believe that the overall budgets for our planned capital expenditures, including the initial phase of improvements at Tropicana Las Vegas, are reasonable, these costs are estimates and the actual costs may be higher than expected.  In addition, we can provide no assurance that these investments will be sufficient or that we will realize our expected returns on our capital investments, or any returns at all. A failure to realize our expected returns on capital investments could materially adversely affect our business, financial condition and results of operations.

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

In recent years, slot machine manufacturers have frequently refused to sell slot machines featuring the most popular games, instead requiring participation lease arrangements in order to acquire the machines. Participation slot machine leasing arrangements typically require the payment of a fixed daily rental. Such agreements may also include a percentage payment of coin‑in or net win. Generally, a participation lease is substantially more expensive over the long term than the cost to purchase a new machine.

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

In the first quarter of 2016, we completed a restatement of certain of our prior period financial statements. The restatement corrected certain errors in our previously filed financial statements, including errors related to the accounting of certain complex lease transactions. We cannot be certain that the measures we have taken since we completed the restatement will ensure that restatements will not occur in the future. Our recently completed restatement and any future restatement may raise reputational issues for our business and may result in a loss of investor and partner confidence in us and have a negative impact on our stock price. In addition, we may be subject to regulatory investigations and shareholder litigation as a result of the restatement. Any such investigation or litigation, regardless of outcome, may consume a significant amount of our internal resources, including the time and attention of our management. The loss of investor and partner confidence in us or the commencement of a regulatory investigation or litigation as a result of the restatement could have a material adverse effect on our business, financial position or results of operations.

We have recently announced several initiatives in the social gaming space, which is a new line of business for us in a rapidly evolving and highly competitive market. There can be no assurance that we will be able to compete effectively or that our new initiatives will be successful.

We have recently announced several initiatives in the social gaming space, including the recent acquisition of Rocket Speed, and expect to continue to invest in and market social gaming and other mobile gaming platforms to our customers in casinos and beyond and to explore other acquisitions in the space. Social gaming is a new line of business for us, which makes it difficult to assess its future prospects. Our products will compete in a rapidly evolving and highly competitive market against an increasing number of competitors, including Playtika, Churchill Downs, Zynga and slot manufacturers. Given the open nature of the development and distribution of games for electronic devices, our business will also compete with developers and distributors who are able to create and launch games and other content for these devices using relatively limited resources and with relatively limited start-up time or expertise. We have limited experience operating in this rapidly evolving marketplace and may not be able to compete effectively.

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

Our social gaming initiatives will result in increased operating expense and increased time and attention from our management. In addition, we may be particularly dependent on key personnel in our interactive business unit. We believe our social games will be complementary to our current operations and offer additional avenues of access and interaction for our customers.  While, we do not expect our initial social gaming applications to be available for real money gaming in the near future, the social gaming business depends on developing and publishing games that consumers will download and spend time and money on consistently.  We continue to invest in research and development, analytics and marketing to attract and retain customers for our social games. Our success depends, in part, on unpredictable factors beyond our control, including consumer preferences, competing games and other forms of entertainment, and the emergence of new platforms. Our inability to ultimately monetize our investment in social gaming initiatives could have a material adverse effect on our business and results of operations.

Our social gaming initiatives may result in increased risk of cyber-attack, hacking, or other security breaches, which could harm our reputation and competitive position and which could result in regulatory actions against us or in other penalties.

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

On September 1, 2015, we completed our acquisition of Prairie State Gaming, one of the largest VGT operators in Illinois. We face competition from other VGT operators, as well as from casinos, hotels, taverns and other entertainment venues.  Our ability to compete successfully in this new line of business depends on our ability to retain existing customers and secure new establishments, both of which are dependent on the level of service and variety of products that we are able to offer to our customers. VGT contracts are renewable at the option of the owner of the applicable bar and retail gaming establishments and, as our contracts expire, we will be subject to competition for renewals. In addition, VGT operations in Illinois are subject to approval by local municipalities, and therefore our ability to retain and expand our VGT business depends, in part, on such approvals. In addition, there is a risk that the market for VGTs in Illinois could become oversaturated. If we are unable to retain our existing customers or their results suffer as a result of competition or because the market becomes oversaturated or if certain municipalities in Illinois elect to prohibit VGTs, our business and operations could be adversely impacted.

It is unclear what long-term impact our business structure will have on our key business relationships and our ability to compete with other gaming operators.

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

Changing laws and regulations relating to corporate governance and public disclosure, including SEC regulations, GAAP, and NASDAQ Global Select Market rules, are creating uncertainty for companies. These changing laws and regulations are subject to varying interpretations in many cases due to their lack of specificity, recent issuance and/or lack of guidance. As a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. In addition, further regulation of financial institutions and public companies is possible. This could result in continuing uncertainty and higher costs regarding compliance matters. Due to our commitment to maintain high standards of compliance with laws and public disclosure, our efforts to comply with evolving laws, regulations and standards have resulted in and are likely to continue to result in increased general and administrative expense. In addition, we are subject to different parties’ interpretation of our compliance with these new and changing laws and regulations. A failure to comply with any of these laws or regulations could have a materially adverse effect on us. For instance, if our gaming authorities, the SEC, our independent auditors or our shareholders and potential shareholders conclude that our compliance with the regulations is unsatisfactory, this may result in a negative public perception of us, subject us to increased regulatory scrutiny, monetary penalties or otherwise adversely affect us.

Risks Related to the Spin‑Off

If the Spin‑Off, together with certain related transactions, does not qualify as a transaction that is generally tax‑free for U.S. federal income tax purposes, we could be subject to significant tax liabilities.

We received a private letter ruling (the “IRS Ruling”) from the IRS substantially to the effect that, among other things, the Spin‑Off, together with certain related transactions, will qualify as a transaction that is generally tax‑free for U.S. federal income tax purposes under Sections 355 and/or 368(a)(1)(D) of the Internal Revenue Code of 1986, as amended (the “Code”). The IRS Ruling does not address certain requirements for tax‑free treatment of the Spin‑Off under Section 355, and we received from our tax advisors a tax opinion substantially to the effect that, with respect to such requirements on which the IRS will not rule, such requirements will be satisfied. The IRS Ruling, and the tax opinions that we expect to receive from our tax advisors, relied on and will rely on, among other things, certain representations, assumptions and undertakings, including those relating to the past and future conduct of GLPI’s business, and the IRS Ruling and the opinions would not be valid if such representations, assumptions and undertakings were incorrect in any material respect.

Notwithstanding the IRS Ruling and the tax opinions, the IRS could determine the Spin‑Off should be treated as a taxable transaction for U.S. federal income tax purposes if it determines any of the representations, assumptions or undertakings that were included in the request for the IRS Ruling are false or have been violated or if it disagrees with the conclusions in the opinions that are not covered by the IRS Ruling.

If the Spin‑Off fails to qualify for tax‑free treatment, in general, we would be subject to tax as if we had sold the GLPI common stock in a taxable sale for its fair market value.

Under the tax matters agreement that GLPI entered into with us, GLPI generally is required to indemnify us against any tax resulting from the Spin‑Off to the extent that such tax resulted from (1) an acquisition of all or a portion of the equity securities or assets of GLPI, whether by merger or otherwise, (2) other actions or failures to act by GLPI, or (3) any of GLPI’s representations or undertakings being incorrect or violated. GLPI’s indemnification obligations to Penn and its subsidiaries, officers and directors will not be limited by any maximum amount. If GLPI is required to indemnify Penn or such other persons under the circumstance set forth in the tax matters agreement, GLPI may be subject to substantial liabilities and there can be no assurance that GLPI will be able to satisfy such indemnification obligations.

Peter M. Carlino, our Chairman, and David A. Handler, one of our directors, may have actual or potential conflicts of interest because of their positions at GLPI.

Peter M. Carlino serves as our Chairman and as the Chairman and Chief Executive Officer of GLPI. In addition, David A. Handler, one of our directors, is also a director of GLPI. While we have procedures in place to address such situations, these overlapping positions could create, or appear to create, potential conflicts of interest when our or GLPI’s management and directors pursue the same corporate opportunities, such as greenfield development opportunities or potential acquisition targets, or face decisions that could have different implications for us and GLPI. Further, potential conflicts of interest could arise in connection with the resolution of any dispute between us and GLPI (or its subsidiaries) regarding the terms of the agreements governing the separation and the relationship, between us and GLPI, such as under the Master Lease. Potential conflicts of interest could also arise if we and GLPI enter into any commercial or other adverse arrangements with each other in the future.

In connection with the Spin‑Off, GLPI agreed to indemnify us for certain liabilities. However, there can be no assurance that these indemnities will be sufficient to insure us against the full amount of such liabilities, or that GLPI’s ability to satisfy its indemnification obligation will not be impaired in the future.

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

A court could deem the distribution in the Spin‑Off to be a fraudulent conveyance and void the transaction or impose substantial liabilities upon us.

If the transaction is challenged by a third party, a court could deem the distribution of GLPI common shares or certain internal restructuring transactions undertaken by us in connection with the Spin‑Off to be a fraudulent conveyance or transfer. Fraudulent conveyances or transfers are defined to include transfers made or obligations incurred with the actual intent to hinder, delay or defraud current or future creditors or transfers made or obligations incurred for less than reasonably equivalent value when the debtor was insolvent, or that rendered the debtor insolvent, inadequately capitalized or unable to pay its debts as they become due. In such circumstances, a court could void the transactions or impose substantial liabilities upon us, which could adversely affect our financial condition and our results of operations.

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

We incurred a substantial amount of indebtedness, as well as a significant fixed annual lease payment to GLPI, in connection with the Spin‑Off and in connection with our 2015 acquisition of Tropicana Las Vegas. Our substantial indebtedness and additional fixed costs via our Master Lease obligation could have important consequences to our financial health. For example, it could:

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

Any of the above listed factors could have a material adverse effect on our business, financial condition and results of operations. The terms of the debt incurred in connection with the Spin‑Off do not, and any future debt may not, fully prohibit us from incurring additional debt, including debt related to facilities we develop or acquire. If new debt is added to our current debt levels, the related risks that we now face could intensify.

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

We intend to finance some of our current and future expansion, development and renovation projects and acquisitions with cash flow from operations, borrowings under our senior secured credit facility and equity or debt financings. We are required by the Master Lease to, in the case of certain expansion projects, or may choose, in the case of other development projects, provide GLPI the right to provide the financing needed for such purposes. Depending on the state of the credit markets, if we are unable to finance our current or future projects, we could have to seek alternative financing, such as through selling assets, restructuring debt, increasing our reliance on equity financing or seeking additional joint venture partners. Depending on credit market conditions, alternative sources of funds may not be sufficient to finance our expansion, development and/or renovation, or such other financing may not be available on acceptable terms, in a timely manner or at all. In addition, our existing indebtedness contains restrictions on our ability to incur additional indebtedness. If we are unable to secure additional financing, we could be forced to limit or suspend expansion, development and renovation projects and acquisitions, which may adversely affect our business, financial condition and results of operations.

Following our January 2017 refinancing which is described in Item 8 in Footnote 20 “Subsequent Events”, the capacity under our revolving credit facility, which expires in 2022, has increased to $700 million via a bank group that is comprised of 12 large financial institutions with the top six institutions providing approximately 71% of the facility. If a large percentage of our lenders were to file for bankruptcy or otherwise default on their obligations to us, we could experience decreased levels of liquidity which could have a detrimental impact on our operations. There is no certainty that our lenders will continue to remain solvent or fund their respective obligations under our senior secured credit facility.

Our indebtedness imposes restrictive covenants on us that could limit our operations and lead to events of default if we do not comply with those covenants.

Our senior secured credit facility requires us, among other obligations, to maintain specified financial ratios and to satisfy certain financial tests, including interest coverage, senior secured net leverage and total net leverage ratios. In addition, our credit facility restricts, among other things, our ability to incur additional indebtedness, incur guarantee obligations, repay certain other indebtedness or amend debt instruments, pay dividends, create liens on our assets, make investments, make acquisitions, engage in mergers or consolidations, engage in certain transactions with subsidiaries and affiliates or otherwise restrict corporate activities. In addition, the indenture governing our senior unsecured notes restricts, among other things, our ability to incur additional indebtedness (excluding certain indebtedness under our credit facility), issue certain preferred stock, pay dividends or distributions on our capital stock or repurchase our capital stock, make certain investments, create liens on our assets to secure certain debt, enter into transactions with affiliates, merge or consolidate with another company, transfer and sell assets and designate our subsidiaries as unrestricted subsidiaries. A failure to comply with the restrictions contained in the documentation governing any of our indebtedness, termination of the Master Lease (subject to certain exceptions) or the occurrence of certain defaults under the Master Lease could lead to an event of default thereunder that could result in an acceleration of such indebtedness. Such acceleration would likely constitute an event of default under our other indebtedness, which event of default could result in all of our debt becoming immediately due and payable and could permit certain of our lenders to foreclose on any of our assets securing such debt.

To service our indebtedness, we will require a significant amount of cash, which depends on many factors beyond our control.

We cannot assure you that our business will generate sufficient cash flow from operations or that future borrowings will be available to us under our senior secured credit facility in amounts sufficient to enable us to fund our liquidity needs, including with respect to our indebtedness. We also may incur indebtedness related to facilities we develop or acquire in the future prior to generating cash flow from those facilities. If those facilities do not provide us with cash flow to service that indebtedness, we will need to rely on cash flow from our other properties, which would increase our leverage. In addition, if we consummate significant acquisitions in the future, our cash requirements may increase significantly. As we are required to satisfy amortization requirements under our senior secured credit facility or as other debt matures, we may also need to raise funds to refinance all or a portion of our debt. We cannot assure you that we will be able to refinance any of our debt, including our senior secured credit facility, on attractive terms, commercially reasonable terms or at all. Our future operating performance and our ability to service, extend or refinance our debt will be subject to future economic conditions and to financial, business and other factors, many of which are beyond our control.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

The following describes our principal real estate properties by segment:

Northeast

Hollywood Casino at Charles Town Races.  We lease approximately 300 acres on various parcels in Charles Town and Ranson, West Virginia of which approximately 155 acres comprise Hollywood Casino at Charles Town Races. The facility includes a 153‑room hotel and a 3/4‑mile all‑weather lighted thoroughbred racetrack, a training track, two parking garages, an employee parking lot, an enclosed grandstand/clubhouse and housing facilities for over 1,300 horses.

Hollywood Casino at Penn National Race Course.  We lease approximately 574 acres in Grantville, Pennsylvania, where Penn National Race Course is located on approximately 181 acres. The facility includes a one‑mile all‑weather lighted thoroughbred racetrack and a 7/8‑mile turf track, a parking garage and surface parking spaces. The property also includes approximately 393 acres surrounding the Penn National Race Course that are available for future expansion or development.

Hollywood Casino Toledo.  We lease approximately 44‑acres in Toledo, Ohio, where we opened Hollywood Casino Toledo on May 29, 2012. The property includes the casino as well as structured and surface parking.

Hollywood Casino Columbus.  We lease approximately 116 acres of land in Columbus, Ohio, where we opened Hollywood Casino Columbus on October 8, 2012. The property includes the casino as well as structured and surface parking.

Hollywood Gaming at Dayton Raceway.  We lease approximately 118 acres on the site of an abandoned Delphi Automotive plant in Dayton, Ohio, where we relocated Raceway Park and opened a new gaming facility on August 28, 2014. The facility includes a 5/8‑mile standardbred racetrack and surface parking.

Hollywood Gaming at Mahoning Valley Race Course.  We lease approximately 193 acres in Austintown, Ohio, where we relocated Beulah Park and opened a new gaming facility on September 17, 2014. The facility includes a one‑mile thoroughbred racetrack and surface parking.

Hollywood Casino Bangor.  We lease the land on which the Hollywood Casino Bangor facility is located in Bangor, Maine, which consists of approximately 9 acres, and includes a 152‑room hotel and four‑story parking. In addition, we lease approximately 35 acres located at historic Bass Park, which is adjacent to the facility, which includes a one‑half mile standardbred racetrack and a grandstand with over 12,000 square feet and seating for 3,500 patrons.

Plainridge Park Casino.  We own an approximate 90‑acre site in Plainville, Massachusetts, where we opened Plainridge Park Casino on June 24, 2015. The property includes the casino as well as structured and surface parking. The facility also includes a 5/8‑mile live harness racing track, and a two story clubhouse.

Casino Rama.  We do not own any of the land located at or near the casino or Casino Rama’s facilities and equipment. The OLGC has a long‑term ground lease with an affiliate of the Rama First Nation, for the land on which Casino Rama is situated. Under the Agreement, CHC Casinos and CRC Holdings, Inc. have been granted full access to Casino Rama during the term of the Agreement to perform the management services under the Agreement. The Casino Rama facilities are located on approximately 61 acres.

South/West

M Resort.  We lease approximately 84 acres on the southeast corner of Las Vegas Boulevard and St. Rose Parkway in Henderson, Nevada, where the M Resort is located. The M Resort property includes a 390‑room hotel, a 4,700 space parking facility, and other facilities. We also lease approximately 4 acres of land which is part of the property.

Zia Park Casino.  Our casino adjoins the racetrack and is located on approximately 317 acres that we lease in Hobbs, New Mexico. The property includes a one‑mile quarter/thoroughbred racetrack. In August 2014, we opened a new hotel, which includes 148 rooms, six suites, a business center, exercise/fitness facilities and a breakfast venue.

Hollywood Casino Tunica.  We lease approximately 68 acres of land in Tunica, Mississippi. The property includes a single‑level casino, a 494‑room hotel, surface parking and other land‑based facilities.

Hollywood Casino Gulf Coast.  We lease approximately 580 acres in the city of Bay St. Louis, Mississippi. The property includes a land‑based casino, 18‑hole golf course, a 291‑room hotel, a 20‑slip marina, a 100‑space RV Park and other facilities.

Boomtown Biloxi.  We lease approximately 19.5 acres in Biloxi, Mississippi, most of which is utilized for the gaming location. We also lease approximately 5 acres of submerged tidelands at the casino site from the State of Mississippi and approximately 1 acre of land utilized mostly for the daiquiri bar area and welcome center.

Tropicana Las Vegas.  We own approximately 35 acres on the strip of Las Vegas, Nevada. The property includes the casino as well as a 1,470‑room hotel and structured and surface parking.

Hollywood Casino Jamul-San Diego.  We are the operator of this facility under our management contract with the Jamul Tribe.  As such we do not own the casino or the land on which the casino is located.  The Jamul Tribe is a federally recognized Indian Tribe holding a government-to-government relationship with the U.S. through the U.S. Department of the Interior’s Bureau of Indian Affairs and possessing certain inherent powers of self-government. The Jamul Tribe is the beneficial owner of approximately 6 acres of reservation land located within the exterior boundaries of the State of California held by the U.S. in trust for the Jamul Tribe. The Jamul Tribe exercises jurisdiction over the Property pursuant to its powers of self-government and consistent with the resolutions and ordinances of the Jamul Tribe.

In October 2016, the Company exercised an option agreement to purchase approximately 98 acres of land located adjacent to the Jamul Indian Village reservation in San Diego County, California and all buildings, structures and improvements erected or situated on the land.

Midwest

Hollywood Casino Aurora.  We lease a dockside barge structure and land‑based pavilion in Aurora, Illinois. We lease the land, which is 0.4 acres, on which the pavilion is located and a pedestrian walkway bridge. We also lease a parking lot and two parking garages, together comprising approximately 2 acres.

Hollywood Casino Joliet.  We lease approximately 276 acres in Joliet, Illinois, which includes a barge‑based casino, land‑based pavilion, a 100‑room hotel, structured and surface parking areas and a recreational vehicle park.

Argosy Casino Alton.  We lease 3.8 acres in Alton, Illinois, a portion of which serves as the dockside boarding for the Alton Belle II, a riverboat casino. The dockside facility includes an entertainment pavilion and office space, as well as surface parking areas.

Hollywood Casino St. Louis.  We lease approximately 248 acres along the Missouri River in Maryland Heights, Missouri, which includes a 502‑room hotel and structure and surface parking.

Argosy Casino Riverside.  We lease approximately 38 acres in Riverside, Missouri, which includes a barge‑based casino, a 258‑room luxury hotel, an entertainment/banquet facility and a parking garage. We also lease 6.8 acres which is primarily used for overflow parking.

Hollywood Casino Lawrenceburg.  We lease approximately 53 acres in Lawrenceburg, Indiana, a portion of which serves as the dockside embarkation for the gaming vessel, and includes a Hollywood‑themed casino riverboat, an entertainment pavilion, a 295‑room hotel, two parking garages and an adjacent surface lot. In addition, we lease approximately 53 acres on Route 50 used for remote parking. Effective January 2015, we own and operate a hotel and event center located less than a mile away from our Hollywood Casino Lawrenceburg property, which includes 168 rooms, approximately 18,000 square feet of multipurpose space and 19,500 square feet of ballroom and meeting space.

Hollywood Casino at Kansas Speedway.  Through our joint venture with International Speedway, we own approximately 101 acres in which Hollywood Casino sits on Turn Two of the Kansas Speedway.

Prairie State Gaming.  The Company acquired Prairie State Gaming, a licensed video gaming terminal operator in Illinois, on September 1, 2015. Prairie State Gaming’s operations include more than 1,424 video gaming terminals across a network of approximately 317 bar and retail gaming establishments in seven distinct geographic areas throughout Illinois.

Other

Sanford‑Orlando Kennel Club.  We own approximately 26 acres in Longwood, Florida where Sanford‑Orlando Kennel Club is located. The property includes a 1/4‑mile racing surface, a clubhouse dining facility and a main grandstand building. Kennel facilities for up to 1,300 greyhounds are located at a leased location approximately 1/2 mile from the racetrack enclosure.

Freehold Raceway.  Through our joint venture in Pennwood, we own an approximate 51‑acre site in Freehold, New Jersey, where Freehold Raceway is located. The property features a half‑mile standardbred race track and a grandstand. In addition, through our joint venture in Pennwood, we own an approximate 10‑acre site in Cherry Hill, New Jersey, which is currently undeveloped.

Sam Houston Race Park and Valley Race Park.  Through our joint venture with MAXXAM, we own approximately 168 acres at Sam Houston Race Park and approximately 71 acres at Valley Race Park. Sam Houston Race Park includes a one‑mile dirt track and a 7/8‑mile turf track as well as a 226,000 square foot grandstand and pavilion centre. Valley Race Park features 118,216 of property square footage as a dog racing and simulcasting facility located in Harlingen, Texas.

Off‑track Wagering Facilities.  The following is a list of our three OTWs and their locations:

	Approx. Size
Location	(Square Ft.)	Owned/Leased	Date Opened
York, PA	25,590	Leased	March 1995
Lancaster, PA	24,000	Leased	July 1996
Clementon, NJ	15,000	Leased	July 2014

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

Legal proceedings could result in costs, settlements, damages, or rulings that materially impact the Company’s consolidated financial condition or operating results. The Company believes that it has meritorious defenses, claims and/or counter claims with respect to these proceedings, and intends to vigorously defend itself or pursue its claims.

As described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, with the acquisition of Tropicana Las Vegas and its associated entities (“Tropicana Las Vegas”) on August 24, 2015, the Company assumed litigation arising from the Bankruptcy Chapter 11 reorganization (“Tropicana Bankruptcy”) of

Tropicana Las Vegas’ former affiliate, Tropicana Entertainment Holdings, LLC (“TEH”).  In this Bankruptcy proceeding, there was an unresolved dispute whereby TEH claimed that Tropicana Las Vegas was responsible for the payment of certain professional fees and expenses incurred in the Tropicana Bankruptcy.  On May 23, 2016, an agreement was reached to settle the dispute for $3.1 million.  The settlement agreement was approved by the bankruptcy court on June 23, 2016, and payment was made in July 2016.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Range of Market Price

Our common stock is quoted on the NASDAQ Global Select Market under the symbol “PENN.” The following table sets forth for the periods indicated the high and low sales prices per share of our common stock as reported on the NASDAQ Global Select Market.

	High	Low
2016
First Quarter	$16.69	$12.81
Second Quarter	17.32	13.59
Third Quarter	15.07	12.72
Fourth Quarter	14.62	11.98
2015
First Quarter	$16.84	$13.19
Second Quarter	18.66	14.82
Third Quarter	19.50	16.04
Fourth Quarter	18.80	14.83

The closing sale price per share of our common stock on the NASDAQ Global Select Market on February 15, 2017 was $14.41.  As of February 15, 2017, there were approximately 449 holders of record of our common stock.

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

Stock Repurchase

We did not repurchase any shares of our common stock in the fourth quarter of 2016.  As previously disclosed in our Current Report on Form 8-K filed on February 3, 2017, our Board of Directors authorized a $100 million share repurchase program which can be executed over a two year period.

ITEM 6.  SELECTED FINANCIAL DATA

The following selected consolidated financial and operating data for the five‑year period ended December 31, 2016 is derived from our consolidated financial statements that have been audited by Ernst & Young LLP, an independent registered public accounting firm. The selected consolidated financial and operating data should be read in conjunction with our consolidated financial statements and notes thereto, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the other financial information included herein.

	Year ended December 31,
	2016	2015(1)	2014(2)		2013(3)	2012(4)
	(in thousands, except per share data)
Income statement data:
Net revenues	$3,034,380	$2,838,358		$2,590,527	$2,777,886	$2,688,822
Total operating expenses	2,491,364	2,370,512		2,333,339	3,201,754	2,291,366
Income (loss) from continuing operations	543,016	467,846		257,188	(423,868)	397,456
Total other expenses	(422,399)	(411,236)		(410,491)	(202,509)	(72,429)
Income (loss) from continuing operations before income taxes	120,617	56,610		(153,303)	(626,377)	325,027
Income tax (benefit) provision	11,307	55,924		30,519	(33,580)	137,449
Net income (loss) from continuing operations including noncontrolling interests	109,310	686		(183,822)	(592,797)	187,578
Net income from discontinued operations net of tax	$—	$—		$—	$11,545	$22,919
Net income (loss) attributable to the shareholders of Penn	$109,310	$686		$(183,822)	$(581,252)	$210,497
Per share data:
Basic earnings (loss) per common share from continuing operations	$1.21	$0.01		$(2.34)	$(7.59)	$1.98
Diluted earnings (loss) per common share from continuing operations	$1.19	$0.01		$(2.34)	$(7.59)	$1.81
Basic earnings per common share from discontinued operations	N/A	N/A	$	N/A	$0.15	$0.24
Diluted earnings per common share from discontinued operations	N/A	N/A	$	N/A	$0.15	$0.22
Weighted shares outstanding—Basic(5)	82,929	80,003		78,425	78,111	76,345
Weighted shares outstanding—Diluted(5)	91,407	90,904		78,425	78,111	103,804
Other data:
Net cash provided by operating activities	$404,823	$398,982		$262,223	$453,767	$507,189
Net cash used in investing activities	(79,288)	(781,005)		(375,536)	(180,357)	(1,188,487)
Net cash (used in) provided by financing activities	(333,034)	410,359		28,991	(240,882)	703,325
Depreciation and amortization	271,214	259,461		266,742	303,404	233,407
Interest expense	459,243	443,127		425,114	159,897	82,124
Capital expenditures	97,245	199,240		228,145	196,600	467,795
Balance sheet data:
Cash and cash equivalents	$229,510	$237,009		$208,673	$292,995	$260,467
Total assets	4,974,484	5,138,752		4,624,551	4,467,587	5,619,383
Total financing obligation	3,514,080	3,564,628		3,611,513	3,534,809	—
Total debt(6)	1,415,534	1,710,959		1,241,430	1,044,995	2,719,508
Shareholders’ (deficit) equity	(543,320)	(678,043)		(708,014)	(550,852)	2,241,590

(1)

For the year ended December 31, 2015, the Company recorded other intangible assets impairment charges of $40.0 million related to the write‑off of our Plainridge Park Casino gaming license and a partial write‑down of the gaming license at Hollywood Gaming at Dayton Raceway due to a reduction in the long term earnings forecast at both of these locations.

(2)

During the fourth quarter of 2014, we recorded goodwill and other intangible assets impairment charges of $155.3 million as we determined that a portion of the value of our goodwill and other intangible assets was impaired due to our outlook of continued challenging regional gaming conditions which persisted in 2014 at certain properties in our Midwest segment, as well as for the write‑off of a trademark intangible asset in the South/West segment. During the second quarter of 2014, the Company recorded an impairment charge of $4.6 million to write‑down certain idle assets to their estimated salvage value. Interest expense on the Master Lease financing obligation, which became effective November 1, 2013, was $379.2 million for the year ended December 31, 2014.

(3)

We recorded impairment charges of $724.2 million, which included the impact of the spin‑off, during the year ended December 31, 2013. In addition, as a result of a new gaming license being awarded for the development of an additional casino in Sioux City, Iowa to another applicant in April 2013, we recorded an impairment charge of $71.8 million for Argosy Casino Sioux City during the year ended December 31, 2013. Additionally, in conjunction with the relocation of our two racetracks in Ohio, we recorded an impairment charge of $2.2 million during the year ended December 31, 2013. Furthermore, for 2013, we incurred a $61.7 million loss on the early extinguishment of debt, transaction costs associated with the Spin‑Off of $39.5 million, and interest expense on the Master Lease financing obligation of $62.1 million. Finally, we recorded a valuation allowance in the fourth quarter of 2013 of which $90.3 million was recorded as income tax provision and $599.9 million was recorded as part of the Spin‑Off transaction.  See Note 12—“Income Taxes” for additional details.

(4)

During the year ended December 31, 2012, we incurred non‑deductible lobbying costs of $45.1 million associated with our unsuccessful efforts to oppose an expansion of gaming in the State of Maryland and transaction costs associated with the Spin‑Off of $7.1 million.

(5)

Since we reported a loss from operations for the years ended December 31, 2014 and 2013, we were required to use basic weighted‑average common shares outstanding, rather than diluted weighted‑average common shares outstanding, when calculating diluted loss per share for those periods.

(6)

During the first quarter of 2015, the Company adopted ASU 2015‑03 and retrospectively reclassified the amount of deferred financing fees previously recorded as an asset, to an offset to the Company’s long‑term debt.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our Operations

We are a leading, geographically diversified, multi‑jurisdictional owner and manager of gaming and racing facilities and video gaming terminal operations. The Company was incorporated in Pennsylvania in 1982 as PNRC Corp. and adopted its current name in 1994, when the Company became a publicly traded company. In 1997, we began our transition from a pari‑mutuel company to a diversified gaming company with the acquisition of the Charles Town property and the introduction of video lottery terminals in West Virginia. Since 1997, we have continued to expand our gaming operations through strategic acquisitions, greenfield projects, and property expansions. We, along with our joint venture partner, opened Hollywood Casino at Kansas Speedway in February 2012. In Ohio, we have opened four new gaming properties over the last five years, including: Hollywood Casino Toledo in May 2012, Hollywood Casino Columbus in October 2012, Hollywood Gaming at Dayton Raceway in August 2014, and Hollywood Gaming at Mahoning Valley Race Course in September 2014. In addition, in November 2012, we acquired Harrah’s St Louis, which we subsequently rebranded as Hollywood Casino St Louis. In June 2015, we opened Plainridge Park Casino an integrated racing and slots‑only gaming facility in Plainville, Massachusetts. In August 2015 we completed the acquisition of our first Las Vegas strip asset, Tropicana Hotel and Casino in Las Vegas, Nevada. In September 2015 we completed our acquisition of Prairie State Gaming, one of the largest video gaming terminal route operators in Illinois.

In addition, we are now managing and providing branding for Hollywood Casino Jamul-San Diego on the Jamul Indian Village land in trust near San Diego, California, which opened on October 10, 2016.  In 2016, our subsidiary, Prairie State Gaming acquired two small video gaming terminal route operators in Illinois.  Finally, we recently implemented our interactive gaming strategy through our subsidiary, Penn Interactive Ventures which included launching our HollywoodCasino.com Play4Fun social gaming platform with Scientific Games and our HollywoodSlots.com mobile social gaming platform with OpenWager.  On August 1, 2016, we enhanced our social gaming offerings through the acquisition of Rocket Speed, a leading developer of social casino games.

As of December 31, 2016, we owned, managed, or had ownership interests in twenty‑seven facilities in the following seventeen jurisdictions: California, Florida, Illinois, Indiana, Kansas, Maine, Massachusetts, Mississippi, Missouri, Nevada, New Jersey, New Mexico, Ohio, Pennsylvania, Texas, West Virginia, and Ontario, Canada. On July 30, 2014, the Company closed its facility in Sioux City, Iowa. In addition, Beulah Park and Raceway Park in Ohio were closed as the racetracks were relocated to Hollywood Gaming at Mahoning Valley Race Course and Hollywood Gaming at Dayton Raceway, respectively, both of which opened in the third quarter of 2014.  On January 8, July 31, and September 4, 2016, we sold Raceway Park in Toledo, Ohio, Rosecroft Raceway in Prince George’s county, Maryland and Beulah Park in Grove City, Ohio, respectively.

The vast majority of our revenue is gaming revenue, derived primarily from gaming on slot machines (which represented approximately 87% and 86% of our gaming revenue in 2016 and 2015, respectively) and to a lesser extent, table games, which is highly dependent upon the volume and spending levels of customers at our properties. Other revenues are derived from our management service fees from Casino Rama and Hollywood Casino Jamul – San Diego, our hotel, dining, retail, admissions, program sales, concessions and certain other ancillary activities, and our racing operations. Our racing revenue includes our share of pari‑mutuel wagering on live races after payment of amounts returned as winning wagers, our share of wagering from import and export simulcasting, and our share of wagering from our off‑track wagering facilities.

Key performance indicators related to gaming revenue are slot handle and table game drop (volume indicators) and “win” or “hold” percentage. Our typical property slot hold percentage is in the range of 6% to 10% of slot handle, and our typical table game win percentage is in the range of 14% to 26% of table game drop.

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

For table games, customers usually purchase cash chips at the gaming tables. The cash and markers (extensions of credit granted to certain credit worthy customers) are deposited in the gaming table’s drop box. Table game win is the amount of drop that is retained and recorded as casino gaming revenue, with liabilities recognized for funds deposited by customers before gaming play occurs and for unredeemed gaming chips. As we are primarily focused on regional gaming markets, our table win percentages are fairly stable as the majority of these markets do not regularly experience high‑end play, which can lead to volatility in win percentages. Therefore, changes in table game win percentages do not typically have a material impact to our earnings.

Our properties generate significant operating cash flow, since most of our revenue is cash‑based from slot machines, table games, and pari‑mutuel wagering. Our business is capital intensive, and we rely on cash flow from our properties to generate operating cash to satisfy our obligations under the Master Lease, repay debt, fund maintenance capital expenditures, fund new capital projects at existing properties and provide excess cash for future development and acquisitions.

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

Segment Information

The Company’s Chief Executive Officer and President, who is the Company’s Chief Operating Decision Maker (“CODM”) as that term is defined in ASC 280, “Segment Reporting” (“ASC 280”), measures and assesses the Company’s business performance based on regional operations of various properties grouped together based primarily on their geographic locations. During the second quarter of 2016, the Company changed its three reportable segments from East/Midwest, West and Southern Plains to Northeast, South/West, and Midwest in connection with the addition of a new regional vice president and a realignment of responsibilities within our segments.  This realignment changed the manner in which information is provided to the CODM and therefore how performance is assessed and resources are allocated to the business.

The Northeast reportable segment consists of the following properties: Hollywood Casino at Charles Town Races, Hollywood Casino Bangor, Hollywood Casino at Penn National Race Course, Hollywood Casino Toledo, Hollywood Casino Columbus, Hollywood Gaming at Dayton Raceway, which opened on August 28, 2014, Hollywood Gaming at Mahoning Valley Race Course, which opened on September 17, 2014, and Plainridge Park Casino, which opened on June 24, 2015. It also includes the Company’s Casino Rama management service contract.

The South/West reportable segment consists of the following properties: Zia Park Casino, Hollywood Casino Tunica, Hollywood Casino Gulf Coast, Boomtown Biloxi, M Resort, and Tropicana Las Vegas, which was acquired on August 25, 2015, as well as Hollywood Casino Jamul-San Diego, which opened on October 10, 2016, which we operate under our management contract with the Jamul Tribe.

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

The Other category consists of the Company’s standalone racing operations, namely Rosecroft Raceway, which was sold on July 31, 2016, Sanford-Orlando Kennel Club, and the Company’s joint venture interests in Sam Houston Race Park, Valley Race Park, and Freehold Raceway. If the Company is successful in obtaining gaming operations at these locations, they would be assigned to one of the Company’s regional executives and reported in their respective reportable segment. The Other category also includes the Company’s corporate overhead operations, which does not meet the definition of an operating segment under ASC 280. Additionally, Penn Interactive Ventures, the Company’s wholly-owned subsidiary which represents its social online gaming initiatives, including the recently acquired Rocket Speed, meets the definition of an operating segment under ASC 280, but is quantitatively not significant to the Company’s operations as it represents 0.8% of net revenues and 0.4% of income from operations for the year ended December 31, 2016.

In addition to GAAP financial measures, management uses adjusted EBITDA as an important measure of the operating performance of its segments, including the evaluation of operating personnel and is especially relevant in evaluating large, long lived casino projects because it provides a perspective on the current effects of operating decisions separated from the substantial non-operational depreciation charges and financing costs of such projects. The Company defines adjusted EBITDA as earnings before interest, taxes, stock compensation, debt extinguishment charges, impairment charges, insurance recoveries and deductible charges, depreciation and amortization, changes in the estimated fair value of contingent purchase price, gain or loss on disposal of assets, and other income or expenses. Adjusted EBITDA is also inclusive of income or loss from unconsolidated affiliates, with the Company’s share of non-operating items (such as depreciation and amortization) added back for its joint venture in Kansas Entertainment. Adjusted EBITDA excludes payments associated with our Master Lease agreement with GLPI as the transaction is accounted for as a financing obligation. Adjusted EBITDA should not be construed as an alternative to income from operations, as an indicator of the Company’s operating performance, as an alternative to cash flows from operating activities, as a measure of liquidity, or as any other measure of performance determined in accordance with GAAP. The Company has significant uses of cash flows, including capital expenditures, interest payments, taxes and debt principal repayments, which are not reflected in adjusted EBITDA.

Executive Summary

As reported by most jurisdictions, regional gaming industry trends have shown little revenue growth in recent years as numerous jurisdictions now permit gaming or have expanded their gaming offerings. The expansion of recently constructed gaming facilities continues to impact the overall domestic gaming industry as well as our operating results in certain markets.  Our ability to succeed in this environment will be predicated on operating our existing facilities efficiently and offering our customers additional gaming experiences through our omni-channel distribution strategy.  We will also need to continue to expand our customer database through accretive acquisitions and capitalizing on organic growth opportunities in our recent facility openings and business lines.

We operate a geographically diversified portfolio comprised largely of new and well maintained regional gaming facilities. This has allowed us to develop what we believe to be a solid base for future growth opportunities supported by a flexible and attractively priced capital structure. We have also made investments in joint ventures that we believe may allow us to capitalize on additional gaming opportunities in certain states if legislation or referenda are passed that permit and/or expand gaming in these jurisdictions and we are selected as a licensee.

Historically, the Company has been reliant on certain key regional gaming markets (for example, its results from Hollywood Casino at Charles Town Races and Hollywood Casino Lawrenceburg). Over the past several years, the Company has diversified its operations via development of new facilities and acquisitions and anticipates further diversifying its reliance on specific properties as we continue to expand our VGT and iGaming operations. For example, we expect our recently opened facility in Plainville, Massachusetts and our expansion into the social gaming business and retail gaming market in Illinois, to generate significant cash flow since these operations are not part of the Master Lease and as such do not have any financing obligation.

Financial Highlights:

We reported net revenues and income from operations of $3,034.4 million and $543.0 million, respectively, for the year ended December 31, 2016, compared to net revenues and income from operations of $2,838.4 million and $467.8 million, respectively, for the corresponding period in the prior year. The major factors affecting our results for the year ended December 31, 2016, as compared to the year ended December 31, 2015, were:

•	No impairment losses for the year ended December 31, 2016, compared to $40.0 million for the year ended December 31, 2015.

•	Income from operations for the year ended December 31, 2015 included $17.4 million of favorable property tax settlements.

•

The opening of Plainridge Park Casino on June 24, 2015 in our Northeast segment, which generated net revenues of $170.8 million and $100.0 million for the years ended December 31, 2016 and 2015, respectively.

•

The acquisition of Tropicana Las Vegas on August 25, 2015 in our South/West segment, which generated net revenues of $117.4 million and $39.7 million for the years ended December 31, 2016 and 2015, respectively.

•

The acquisition of Prairie State Gaming on September 1, 2015 in our Midwest segment, which generated net revenues of $62.3 million and $17.7 million for the years ended December 31, 2016 and 2015, respectively.

•	The acquisition of Rocket Speed on August 1, 2016 in our Other segment, which generated net revenues of $17.3 million for the five months ended December 31, 2016.

•

The continued competition in our Northeast segment for Hollywood Casino Lawrenceburg, namely the March 2013 opening of Horseshoe Casino in Cincinnati, Ohio, as well as to a lesser extent the openings of a racino at Miami Valley Gaming in mid‑December 2013, a racino at Belterra Park in May 2014, and our own Dayton facility in late August 2014.

•

Increased competition in our Northeast segment from the Baltimore, Maryland market, which includes Maryland Live!, Horseshoe Casino Baltimore, which opened at the end of August 2014 and MGM National Harbor, which opened in December 2016.

•	Higher depreciation and amortization expense of $11.8 million for the year ended December 31, 2016, as compared to the corresponding period in the prior year.

•

We had net income of $109.3 million and $0.7 million for the years ended December 31, 2016 and 2015, respectively, primarily due to the variances discussed above, as well as increased interest income, partially offset by increased interest expense primarily due to higher borrowings on our Term Loan A and our revolver.

Segment Developments:

The following are recent developments that have had or will have an impact on us by segments:

Northeast

•

Hollywood Casino at Charles Town Races faced increased competition from the Baltimore, Maryland market, which includes Maryland Live!, Horseshoe Casino Baltimore, which opened at the end of August 2014 and MGM National Harbor, which opened in December 2016.

•

On February 28, 2014, the Massachusetts Gaming Commission awarded the Company a Category Two slots‑only gaming license for its planned Plainridge Park Casino in Plainville, Massachusetts. On June 24, 2015, the Company opened the facility, which features live harness racing and simulcasting, along with 1,250 gaming devices, various dining and entertainment options, structured and surface parking, and a two story clubhouse with approximately 55,000 square feet.

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

South/West

•

On October 10, 2016, we opened and began to manage Hollywood Casino Jamul – San Diego on the Jamul Tribe’s trust land in San Diego County, California. The facility is a state of the art development project which includes a three-story gaming and entertainment facility of approximately 200,000 square feet featuring 1,731 slot machines, 40 live table games, multiple restaurants, bars and lounges and a partially enclosed parking structure with over 1,800 spaces. We currently provide a portion of the financing to the Jamul Tribe in connection with the project and, following the opening, we manage and provide branding for the casino in exchange for a management fee equal to 30% of the casino’s pretax income, a licensing fee of 2% of gross revenues for the Hollywood Casino brand, as well as interest on loans provided by the Company in connection with the project.

•

In August 2015 we completed the acquisition of Tropicana Las Vegas Hotel and Casino for $360 million. The Tropicana Las Vegas Hotel and Casino is situated on 35 acres of land located on the Las Vegas Strip with 1,470 remodeled guest rooms and suites, a 50,000 square foot casino gaming floor featuring 617 slot and video poker machines and 35 table games including blackjack, mini‑baccarat, craps and roulette, three full‑service restaurants, a 1,200 seat performance theater, a 300 seat comedy club, a nightclub, beach club and 2,095 parking spaces. During the second quarter of 2016, we refreshed the gaming floor with new slot machines and launched our Marquee Rewards player loyalty program at the Tropicana Las Vegas. Additionally, we continue to evaluate additional improvements at the property which may include additional food, beverage, retail and entertainment and other non-gaming amenities and enhancements, including the chef Robert Irvine restaurant announced last year which will open in the summer of 2017.

Midwest

•	On July 30, 2014, Argosy Casino Sioux City ceased its operations.

•

On September 1, 2015, we acquired a leading Illinois video gaming terminal (“VGT”) operator, Prairie State Gaming (“PSG”). As one of the largest and most respected VGT route operators in Illinois, PSG’s operations include more than 1,424 terminals across a network of 317 bars and retail gaming establishments throughout Illinois. In addition, during the fourth quarter of 2016, we acquired two small video gaming terminal route operators in Illinois.

•

Hollywood Casino Lawrenceburg continues to face significant competition since the opening of a casino in Cincinnati, Ohio in March 2013, as well as the more recent openings of a racino at Belterra Park in May 2014 and our own Dayton, Ohio facility in late August 2014.

Critical Accounting Estimates

We make certain judgments and use certain estimates and assumptions when applying accounting principles in the preparation of our consolidated financial statements. The nature of the estimates and assumptions are material due to the levels of subjectivity and judgment necessary to account for highly uncertain factors or the susceptibility of such factors to change. We have identified the accounting for long‑lived assets, goodwill and other intangible assets, income taxes and contingent purchase price obligations as critical accounting estimates, as they are the most important to our financial statement presentation and require difficult, subjective and complex judgments.

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

Long‑lived assets

At December 31, 2016, we had a net property and equipment balance of $2,820.4 million within our consolidated balance sheet, representing 56.7% of total assets. We depreciate property and equipment on a straight‑line basis over their estimated useful lives. The estimated useful lives are determined based on the nature of the assets as well as our current operating strategy. We review the carrying value of our property and equipment for possible impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable based on undiscounted estimated future cash flows expected to result from its use and eventual disposition. The factors considered by us in performing this assessment include current operating results, trends and prospects, as well as the effect of obsolescence, demand, competition and other economic factors. For purposes of recognizing and measuring impairment in accordance with ASC 360, “Property, Plant, and Equipment,” assets are grouped at the individual property level representing the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets. In assessing the recoverability of the carrying value of property and equipment, we must make assumptions regarding future cash flows and other factors. If these estimates or the related assumptions change in the future, we may be required to record an impairment loss for these assets. Such an impairment loss would be recognized as a non‑cash component of operating income.

Goodwill and other intangible assets

At December 31, 2016, the Company had $989.7 million in goodwill and $435.5 million in other intangible assets within its consolidated balance sheet, representing 19.9% and 8.8% of total assets, respectively, resulting from the Company’s acquisition of other businesses and payment for gaming licenses. Two issues arise with respect to these assets that require significant management estimates and judgment: (i) the valuation in connection with the initial purchase price allocation; and (ii) the ongoing evaluation for impairment.

In connection with our acquisitions, valuations are completed to determine the allocation of the purchase prices. The factors considered in the valuations include data gathered as a result of our due diligence in connection with the acquisitions, projections for future operations, and data obtained from third‑ party valuation specialists as deemed appropriate. Goodwill represents the future economic benefits of a business combination measured as the excess purchase price over the fair market value of net assets acquired. Goodwill is tested annually, or more frequently if indicators of impairment exist, in two steps. In step 1 of the impairment test, the current fair value of each reporting unit is estimated using a discounted cash flow model which is then compared to the carrying value of each reporting unit including the allocation of the carrying value of certain consolidated obligations that benefit individual reporting units. The Company adjusts the carrying value of each reporting unit that utilizes property that is subject to the Master Lease by an allocation of a pro‑rata portion of the GLPI financing obligation based on the reporting unit’s estimated fair value as a percentage of the aggregate estimated fair value of all reporting units that utilize property that is subject to the Master Lease. If the carrying amount of a reporting unit exceeds its fair value in step 1 of the impairment test, then step 2 of the impairment test is performed to determine the implied fair value of goodwill for that reporting unit. If the implied fair value of goodwill is less than the goodwill allocated for that reporting unit, an impairment is recognized. In the event a reporting unit has a negative carrying amount, the Company first performs a qualitative evaluation to determine if it is more likely than not that a goodwill impairment exists, and if so, it performs a step 2 of the impairment test to measure the amount of the impairment charge, if any.

In accordance with ASC 350, “Intangibles‑Goodwill and Other,” the Company considers its gaming licenses and other various intangible assets as indefinite‑life intangible assets that do not require amortization based on our future expectations to operate our gaming facilities indefinitely (notwithstanding the recent events in Iowa, which we concluded was an isolated incident and the first time in our history a gaming regulator has taken an action which caused us to lose our gaming license) as well as our historical experience in renewing these intangible assets at minimal cost with various state commissions. Rather, these intangible assets are tested annually for impairment, or more frequently if indicators of impairment exist, by comparing the fair value of the recorded assets to their carrying amount. If the carrying amounts of the indefinite‑life intangible assets exceed their fair value, an impairment loss is recognized. The Company completes its testing of its intangible assets prior to assessing the realizability of its goodwill.

The Company assessed the fair value of its indefinite‑life intangible assets (which are primarily gaming licenses) using the Greenfield Method under the income approach. The Greenfield Method estimates the fair value of the gaming license using a discounted cash flow model assuming the Company built a casino with similar utility to that of the existing facility. The method assumes a theoretical start‑up company going into business without any assets other than the intangible asset being valued. As such, the value of the gaming license is a function of the following items:

•

Projected revenues and operating cash flows (including an allocation of the Company’s projected financing payments to its reporting units consistent with how the GLPI financing obligation is allocated);

•	Theoretical construction costs and duration;

•	Pre‑opening expenses; and

•	Discounting that reflects the level of risk associated with receiving future cash flows attributable to the license.

The evaluation of goodwill and indefinite‑life intangible assets requires the use of estimates about future operating results of each reporting unit to determine the estimated fair value of the reporting unit and the indefinite‑lived intangible assets. We must make various assumptions and estimates in performing our impairment testing. The implied fair value includes estimates of future cash flows (including an allocation of the Company’s projected financing obligation payments to its reporting units) that are based on consistently applied, reasonable and supportable assumptions which represent our best estimates of the cash flows expected to result from the use of the assets including their eventual disposition. Changes in estimates, increases in our cost of capital, reductions in transaction multiples, changes in operating and capital expenditure assumptions or application of alternative assumptions and definitions could produce significantly different results. Future cash flow estimates are, by their nature, subjective and actual results may differ materially from our estimates. If our ongoing estimates of future cash flows are not met, we may have to record additional impairment charges in future accounting periods. Our estimates of cash flows are based on the current regulatory and economic climates, recent operating information and budgets of the various properties where we conduct operations. These estimates could be negatively impacted by changes in federal, state or local regulations, economic downturns, or other events affecting our properties.

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

Consistent with prior years, the Company’s annual goodwill and other indefinite‑life intangible assets impairment test is performed on October 1st of each year.

For the year ended December 31, 2015, the Company recorded other intangible assets impairment charges of $40.0 million, as of the valuation date of October 1, 2015, related to the write‑off of our Plainridge Park Casino gaming license and a partial write‑down of the gaming license at Hollywood Gaming at Dayton Raceway due to a reduction in the long term earnings forecast at both of these locations.

For the year ended December 31, 2014, the Company recorded goodwill and other intangible assets impairment charges of $155.3 million, as of the valuation date of October 1, 2014, as it determined that a portion of the value of its goodwill and other intangible assets was impaired due to the Company’s outlook of continued challenging regional gaming conditions at certain properties which persisted in 2014 in its Midwest segment, as well as for the write‑off of a trademark intangible asset in the South/West segment. The impairment charges by segment were as follows: Midwest, $153.9 million and South/West, $1.4 million.

Consistent with prior years, we believe at this time all of our reporting units with goodwill and other intangible assets are at risk to have impairment charges in future periods regardless of the margin by which the current fair value of our reporting units exceed their carrying value and that such margin cannot and should not be relied upon to predict which properties are most at risk for future impairment charges. This is because the revenue and earning streams in our industry can vary significantly based on various circumstances, which in many cases are outside of the Company’s control, and as such are extremely difficult to predict and quantify. We have disclosed several of these circumstances in the “Risk Factors” section of this Annual Report on Form 10‑K. For instance, changes in legislation that approves gaming in nearby jurisdictions, further expansion of gaming in jurisdictions where we currently operate, new state legislation that requires the implementation of smoking bans at our casinos or any other events outside of our control that make the customer experience less desirable.

Once an impairment of goodwill or other indefinite‑life intangible assets has been recorded, it cannot be reversed. Because our goodwill and indefinite‑life intangible assets are not amortized, there may be volatility in reported income because impairment losses, if any, are likely to occur irregularly and in varying amounts. Intangible assets that have a definite‑ life are amortized on a straight‑line basis over their estimated useful lives or related service contract. We review the carrying value of our intangible assets that have a definite‑life for possible impairment whenever events or changes in circumstances indicate that their carrying value may not be recoverable. If the carrying amount of the intangible assets that have a definite‑life exceed their fair value, an impairment loss is recognized.

The Company’s remaining goodwill and other intangible assets by reporting unit at December 31, 2016 is shown below (in thousands):

		Other Intangible
Reporting Unit	Goodwill	Assets
Hollywood Casino St. Louis	$205,783	$58,418
Hollywood Casino Aurora	207,207	-
Argosy Casino Riverside	154,332	4,964
Zia Park Casino	142,359	—
Hollywood Gaming at Dayton Raceway	15,339	110,436
Hollywood Gaming at Mahoning Valley Race Course	—	125,000
Penn Interactive Ventures	67,164	29,555
Hollywood Casino at Penn National Race Course	1,497	67,607
Prairie State Gaming	33,515	29,822
Hollywood Casino Lawrenceburg	63,189	—
Hollywood Casino Tunica	44,042	—
Boomtown Biloxi	22,365	—
Argosy Casino Alton	9,863	8,284
Tropicana Las Vegas	14,821	—
Others	8,209	1,408
Total	$989,685	$435,494

Income taxes

We account for income taxes in accordance with ASC 740, “Income Taxes” (“ASC 740”). Under ASC 740, deferred tax assets and liabilities are determined based on the differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities and are measured at the prevailing enacted tax rates that will be in effect when these differences are settled or realized. ASC 740 also requires that deferred tax assets be reduced by a valuation allowance if it is more‑likely‑than‑not that some portion or all of the deferred tax assets will not be realized.

The realizability of the net deferred tax assets is evaluated quarterly by assessing the valuation allowance and by adjusting the amount of the allowance, if necessary. We consider all available positive and negative evidence including projected future taxable income and available tax planning strategies that could be implemented to realize the net deferred tax assets. The evaluation of both positive and negative evidence is a requirement pursuant to ASC 740 in determining more‑likely‑than‑not the net deferred tax assets will be realized. In the event the Company determines that the deferred income tax assets would be realized in the future in excess of their net recorded amount, an adjustment to the valuation allowance would be recorded, which would reduce the provision for income taxes.

In connection with the failed spin‑off‑leaseback, the Company recorded real property assets and a financing obligation of $2.00 billion and $3.52 billion, respectively, on November 1, 2013, which resulted in a substantial increase to our net deferred tax assets of $599.9 million. ASC 740 suggests that additional scrutiny should be given to deferred tax assets of an entity with cumulative pre‑tax losses during the most recent three years and is widely considered significant negative evidence that is objective and verifiable and therefore, difficult to overcome. As a result, the Company recorded a full valuation allowance against its net deferred tax assets, excluding the reversal of deferred tax liabilities related to indefinite‑lived assets.  As of December 31, 2016, we continued to maintain a full valuation allowance as our three year cumulative income position was only $23.9 million.  We believe that sustained evidence of profitability is required to reverse our significant valuation allowance given the lengthy time period required to realize our asset.  As such, we intend to continue to maintain a full valuation allowance on our net deferred tax assets until there is sufficient positive evidence to support the reversal of all or some portion of these allowances.

Contingent Purchase Price

At December 31, 2016, the Company had contingent purchase price obligations of $14.5 million and $33.8 million in other current liabilities and other noncurrent liabilities, respectively, within its consolidated balance sheet related to its acquisition of Rocket Speed and Plainridge Racecourse.  The Company utilizes significant estimates to calculate the fair value of its contingent purchase price obligations. These estimates use subjective assumptions such as, but not limited to, projections of future earnings, discount rate and volatility rate.  See Note 5 for additional information related to our acquisitions of Rocket Speed and Plainridge Racecourse.

The table below illustrates the impact on the Company’s contingent purchase price obligations based on changes to these assumptions as of December 31, 2016.

Increase/(Decrease)
(in millions)
If projected earnings target changed by
Up 5%	$5.85
Down 5%	$(3.13)

If the discount rate changed by
Up 1%	$(0.87)
Down 1%	$0.92

If volatility rate changed by
Up 10%	$(1.46)
Down 10%	$1.68

Results of Operations

The following are the most important factors and trends that contribute to our operating performance:

•

Most of our properties operate in mature competitive markets. As a result, we expect a significant amount of our future growth to come from prudent acquisitions of gaming properties (such as our August 2015 acquisition of Tropicana Las Vegas Hotel and Casino), jurisdictional expansions (such as our June 2015 opening of a slots‑only gaming facility in Massachusetts, our October 10, 2016 opening of a Hollywood Casino branded gaming facility on the Jamul Indian Village land in trust which we now manage, the September 2014 opening of Hollywood Gaming at Mahoning Valley Race Course and the August 2014 opening of Hollywood Gaming at Dayton Raceway), expansions of gaming in existing jurisdictions (such as the introduction of table games in July 2010 at Hollywood Casino at Charles Town Races and Hollywood Casino at Penn National Race Course, and at Hollywood Casino Bangor in March 2012),

expansions/improvements of existing properties (such as Tropicana Las Vegas) and new growth opportunities (such as our acquisition of Prairie State Gaming, a leading video lottery terminal operator in Illinois, and our entry into the interactive and social gaming space through Penn Interactive Ventures, including our recent acquisition of Rocket Speed).

•

A number of states are currently considering or implementing legislation to legalize or expand gaming. Such legislation presents both potential opportunities to establish new properties (for example, in Massachusetts, where we opened a slots‑only gaming facility on June 24, 2015, in Kansas, where we opened a casino through a joint venture in February 2012, and in Ohio, where we opened casinos in Toledo and Columbus in May 2012 and October 2012, respectively, and opened video lottery terminal facilities at two racetracks in Ohio in the third quarter of 2014) and increased competitive threats to business at our existing properties (such as the introduction/expansion of commercial casinos in Kansas, Maryland, Ohio, and potentially Kentucky and Nebraska, and the introduction of tavern licenses in several states, most significantly in Illinois).

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

The consolidated results of operations for the years ended December 31, 2016, 2015 and 2014 are summarized below:

Year ended December 31,	2016	2015	2014
	(in thousands)
Revenues:
Gaming	$2,606,262	$2,497,497	$2,297,175
Food, beverage, hotel and other	575,434	485,534	432,021
Management service fee and licensing fees	11,348	10,314	11,650
Reimbursable management costs	15,997	—	—
Revenues	3,209,041	2,993,345	2,740,846
Less promotional allowances	(174,661)	(154,987)	(150,319)
Net revenues	3,034,380	2,838,358	2,590,527
Operating expenses:
Gaming	1,334,980	1,271,679	1,146,159
Food, beverage, hotel and other	406,871	349,897	319,792
General and administrative	463,028	449,433	446,436
Reimbursable management costs	15,997	—	—
Depreciation and amortization	271,214	259,461	266,742
Impairment losses	—	40,042	159,884
Insurance recoveries, net of deductible charges	(726)	—	(5,674)
Total operating expenses	2,491,364	2,370,512	2,333,339
Income (loss) from continuing operations	$543,016	$467,846	$257,188

Certain information regarding our results of operations by segment for the years ended December 31, 2016, 2015 and 2014 is summarized below:

	Net Revenues			Income (loss) from Operations
Year ended December 31,	2016	2015	2014	2016	2015	2014
	(in thousands)
Northeast	$1,568,514	$1,505,838	$1,275,651	$397,524	$328,567	$297,674
South/West	546,608	478,128	441,718	92,629	102,380	101,156
Midwest	877,567	833,455	848,868	223,180	225,526	37,362
Other	41,691	20,937	24,290	(170,317)	(188,627)	(179,004)
Total	$3,034,380	$2,838,358	$2,590,527	$543,016	$467,846	$257,188

Revenues

Revenues for the years ended December 31, 2016, 2015 and 2014 are as follows (in thousands):

				Percentage
Year Ended December 31,	2016	2015	Variance	Variance
Gaming	$2,606,262	2,497,497	$108,765	4.4%
Food, beverage, hotel and other	575,434	485,534	89,900	18.5%
Management service and licensing fees	11,348	10,314	1,034	10.0%
Reimbursable management costs	15,997	—	15,997	N/A %
Revenues	3,209,041	2,993,345	215,696	7.2%
Less promotional allowances	(174,661)	(154,987)	(19,674)	12.7%
Net revenues	$3,034,380	$2,838,358	$196,022	6.9%

				Percentage
Year Ended December 31,	2015	2014	Variance	Variance
Gaming	$2,497,497	2,297,175	$200,322	8.7%
Food, beverage, hotel and other	485,534	432,021	53,513	12.4%
Management service and licensing fees	10,314	11,650	(1,336)	(11.5)%
Revenues	2,993,345	2,740,846	252,499	9.2%
Less promotional allowances	(154,987)	(150,319)	(4,668)	3.1%
Net revenues	$2,838,358	$2,590,527	$247,831	9.6%

In our business, revenue is driven by discretionary consumer spending. The expansion of newly constructed gaming facilities has increased competition in many regional markets (including at some of our key facilities). As reported by most jurisdictions, regional gaming industry trends began softening midway through 2016, primarily in our unrated player category.

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

Gaming revenue

2016 Compared with 2015

Gaming revenue increased by $108.8 million, or 4.4%, to $2,606.3 million in 2016, primarily due to the variances explained below.

Gaming revenue for our Northeast segment increased by $59.1 million in 2016, primarily due to a full year of operations at Plainridge Park Casino, which opened on June 24, 2015, which increased gaming revenue by $67.0 million, improved results at Hollywood Casino Columbus, Hollywood Gaming at Dayton Raceway, and Hollywood Gaming at Mahoning Valley Racecourse, which together increased gaming revenues $13.8 million for the year ended December 31, 2016. These increases were partially offset by decreased gaming revenue at Hollywood Casino at Charles Town Races and, to a lesser extent, Hollywood Casino at Penn National Race Course, primarily due to increased competition from the Baltimore, Maryland market, which includes Maryland Live!, Horseshoe Casino Baltimore, which opened at the end of August 2014, and MGM National Harbor, which opened in December 2016.

Gaming revenue for our Midwest segment increased by $40.9 million in 2016, primarily due to a full year of operations at Prairie State Gaming, which was acquired on September 1, 2015, and increased gaming revenue by $43.9 million, and increased gaming revenue at Hollywood Casino St. Louis and Argosy Casino Riverside. These increases were partially offset by decreased gaming revenue at Hollywood Casino Joliet, Argosy Casino Alton, which was negatively impacted by flooding that occurred during the first quarter 2016, and Hollywood Casino Lawrenceburg, primarily due to the continued impact of competition in Ohio, namely the openings of a racino at Belterra park, Horseshoe Casino in Cincinnati and our own facility in Dayton.

Gaming revenue for our South/West segment increased by $8.8 million in 2016, primarily due to a full year of operations at Tropicana Las Vegas, which was acquired on August 25, 2015 and had increased gaming revenue of $32.0 million, partially offset by decreased gaming revenue at Hollywood Casino Tunica, Zia Park, as low oil prices have continued to affect the economy in this area, and Boomtown Biloxi, due to new competition.

2015 Compared with 2014

Gaming revenue increased by $200.3 million, or 8.7%, to $2,497.5 million in 2015, primarily due to the variances explained below.

Gaming revenue for our Northeast segment increased by $218.1 million in 2015, primarily due to the opening of Plainridge Park Casino on June 24, 2015, which generated $88.0 million of gaming revenue, a full year of operations Hollywood Gaming at Mahoning Valley Race Course and Hollywood Gaming at Dayton Raceway, which generated increased gaming revenue of $63.5 million and $58.6 million, respectively, for the year ended December 31, 2015. These increases were partially offset by decreased gaming revenue at Hollywood Casino at Charles Town Races primarily due to increased competition from the Baltimore Maryland market, which includes Maryland Live! and Horseshoe Casino Baltimore, which opened at the end of August 2014.

Gaming revenue for our Midwest segment decreased by $21.3 million in 2015, primarily due to decreased gaming revenue at Argosy Casino Sioux City of $25.5 million due to its closure on July 30, 2014, decreased gaming revenue at Hollywood Casino Lawrenceburg primarily due to the continued impact of competition in Ohio, namely the opening of a casino in Cincinnati in March 2013 and the openings of a racino at Belterra Park in May 2014 and our own Dayton, Ohio facility in August 2014, and decreased gaming revenues at Hollywood Casino Aurora, primarily due to competition. These decreases were partially by offset increased gaming revenues from the acquisition of Prairie State Gaming on September 1, 2015 and increased gaming revenue at Hollywood Casino St. Louis and Argosy Casino Riverside.

Gaming revenue for our South/West segment increased by $3.5 million in 2015, primarily due to the acquisition of Tropicana Las Vegas on August 25, 2015, partially offset by decreased gaming revenues at Hollywood Casino Gulf Coast and Boomtown Biloxi primarily due to competition.

Food, beverage, hotel and other revenue

2016 Compared with 2015

Food, beverage, hotel and other revenue increased by $89.9 million, or 18.5%, to $575.4 million in 2016 primarily due to the variances explained below.

Food, beverage, hotel and other revenue for our South/West segment increased by $55.7 million in 2016, primarily due to increased food, beverage, hotel and other revenue due to a full year of operations at Tropicana Las Vegas, which was acquired on August 25, 2015, which had increased food, beverage, hotel and other revenue of $58.5 million for the year ended December 31, 2016.  This increase was partially offset by decreased food, beverage, hotel and other revenue from Zia Park Casino.

Food, beverage, hotel and other revenue for our Northeast segment increased by $8.4 million in 2016, primarily due to increased food, beverage, hotel and other revenue from a full year of operations at Plainridge Park Casino which opened on June 24, 2015, which had increased food, beverage, hotel and other revenue of $6.5 million for the year ended December 31, 2016.

Food, beverage, hotel and other revenue for our Midwest segment increased by $5.1 million in 2016, primarily due to increased food, beverage, hotel and other revenue at Hollywood Casino Lawrenceburg, Hollywood Casino St. Louis, and Argosy Casino Riverside.

2015 Compared with 2014

Food, beverage, hotel and other revenue increased by $53.5 million, or 12.4%, to $485.5 million in 2015 primarily due to the variances explained below.

Food, beverage, hotel and other revenue for our South/West segment increased by $33.4 million in 2015, primarily due to increased food, beverage and other revenue from the acquisition of Tropicana Las Vegas on August 25, 2015, which had food beverage and other revenue of $30.2 million for the year ended December 31, 2015.

Food, beverage, hotel and other revenue for our Northeast segment increased by $18.6 million in 2015, primarily due to increased food, beverage, hotel and other revenue from the opening of Plainridge Park Casino on June 24, 2015, which had food, beverage and other revenue of $5.4 million for the year ended December 31, 2015, and a full year of operations at Hollywood Gaming at Mahoning Valley Race Course and Hollywood Gaming at Dayton Raceway, which together had increased food, beverage and other revenue of $12.6 million for the year ended December 31, 2015.

Promotional allowances

The retail value of accommodations, food and beverage, and other services furnished to guests without charge is included in gross revenues and then deducted as “promotional allowances.” Our promotional allowance levels are determined based on various factors such as our marketing plans, competitive factors, economic conditions, and regulations.

2016 Compared with 2015

Promotional allowances increased by $19.7 million, or 12.7%, to $174.7 million in 2016, primarily due to increased promotional allowances from a full year of operations at Tropicana Las Vegas, which was acquired on August 25, 2015.

2015 Compared with 2014

Promotional allowances increased by $4.7 million, or 3.1%, to $155.0 million in 2015, primarily due to increased promotional allowances from the acquisition of Tropicana Las Vegas on August 25, 2015.

Operating Expenses

Operating expenses for the years ended December 31, 2016, 2015 and 2014 are as follows (in thousands):

				Percentage
Year ended December 31,	2016	2015	Variance	Variance
Gaming	$1,334,980	$1,271,679	$63,301	5.0%
Food, beverage, hotel and other	406,871	349,897	56,974	16.3%
General and administrative	463,028	449,433	13,595	3.0%
Reimbursable management costs	15,997	—	15,997	N/A
Depreciation and amortization	271,214	259,461	11,753	4.5%
Impairment losses	—	40,042	(40,042)	(100.0)%
Insurance recoveries, net of deductible charges	(726)	—	(726)	N/A
Total operating expenses	$2,491,364	$2,370,512	$120,852	5.1%

				Percentage
Year ended December 31,	2015	2014	Variance	Variance
Gaming	$1,271,679	$1,146,159	$125,520	11.0%
Food, beverage, hotel and other	349,897	319,792	30,105	9.4%
General and administrative	449,433	446,436	2,997	0.7%
Depreciation and amortization	259,461	266,742	(7,281)	(2.7)%
Impairment losses	40,042	159,884	(119,842)	(75.0)%
Insurance recoveries, net of deductible charges	—	(5,674)	5,674	(100.0)%
Total operating expenses	$2,370,512	$2,333,339	$37,173	1.6%

Gaming expense

2016 Compared with 2015

Gaming expense increased by $63.3 million, or 5.0%, to $1,335.0 million in 2016, primarily due to the variances explained below.

Gaming expense for our Midwest segment increased by $31.9 million in 2016, primarily due to a full year of operations at Prairie State Gaming, which was acquired on September 1, 2015 and an overall increase in gaming taxes resulting from increased taxable gaming revenue at Hollywood Casino St. Louis and Argosy Casino Riverside, partially offset by an overall decrease in gaming taxes resulting from decreased taxable gaming revenue at Hollywood Casino Joliet, Hollywood Casino Aurora, and Argosy Casino Alton.

Gaming expense for our Northeast segment increased by $28.8 million in 2016, primarily due to full year of operation at Plainridge Park Casino, which opened on June 24, 2015, and increased gaming taxes as a result of increased taxable gaming revenue at Hollywood Casino Columbus, Hollywood Gaming at Dayton Raceway, and Hollywood Gaming at Mahoning Valley Race Course. These increases were partially offset by an overall decrease in gaming taxes resulting from decreased taxable gaming revenue at Hollywood Casino Charles Town and Hollywood Casino at Penn National Race Course.

Gaming expense for our South/West segment increased by $3.0 million in 2016, primarily due to a full year of operations at Tropicana Las Vegas, which was acquired on August 25, 2015, partially offset by an overall decrease in gaming taxes resulting from decreased taxable gaming revenue at Zia Park Casino as low oil prices have continued to affect the economy in this area, Hollywood Casino Tunica and M Resort.

2015 Compared with 2014

Gaming expense increased by $125.5 million, or 11.0%, to $1,271.7 million in 2015, primarily due to the variances explained below.

Gaming expense for our Northeast segment increased by $122.5 million in 2015, primarily due to the opening of Plainridge Park Casino on June 24, 2015 and a full year of operations for Hollywood Gaming at Mahoning Valley Race Course and Hollywood Gaming at Dayton Raceway.

Gaming expense for our South/West segment increased by $4.1 million in 2015, primarily due to the acquisition of Tropicana Las Vegas on August 25, 2015 and an overall increase in gaming taxes resulting from increased taxable gaming revenue at M Resort, partially offset by an overall decrease in gaming taxes resulting from decreased taxable gaming revenue at Boomtown Biloxi and Zia Park Casino.

Gaming expense for our Midwest segment decreased by $2.0 million in 2015, primarily due to the closure of Argosy Casino Sioux City on July 30, 2014 and an overall decrease in gaming taxes resulting from decreased taxable gaming revenue as mentioned above at Hollywood Casino Lawrenceburg, Hollywood Casino Aurora and Argosy Casino Alton, partially offset by the acquisition of Prairie State Gaming on September 1, 2015 and an overall increase in gaming taxes resulting from increased taxable gaming revenue at Hollywood Casino St. Louis, Argosy Casino Riverside and Hollywood Casino Joliet.

Food, beverage, hotel and other expense

2016 Compared with 2015

Food, beverage, hotel and other expense increased by $57.0 million, or 16.3%, to $406.9 million in 2016, primarily due to the variances explained below.

Food, beverage, hotel and other expense for our South/West segment increased by $39.9 million in 2016, primarily due to a full year of operations at Tropicana Las Vegas, which was acquired on August 25, 2015.

Food, beverage, hotel and other expense for our Northeast segment increased by $4.8 million in 2016, primarily due to increased food, beverage and other expense from a full year of operations at Plainridge Park Casino which opened on June 24, 2015.

Food, beverage, hotel and other expense for our Midwest segment increased by $3.8 million in 2016, primarily due to increased food, beverage, hotel and other expense at Hollywood Casino Joliet, Hollywood Casino St. Louis and Argosy Casino Riverside.

2015 Compared with 2014

Food, beverage, hotel and other expense increased by $30.1 million, or 9.4%, to $349.9 million in 2015, primarily due to the variances explained below.

Food, beverage, hotel and other expense for our Northeast segment increased by $13.4 million in 2015, primarily due to increased food, beverage and other expense from the opening of Plainridge Park Casino on June 24, 2015 and a full year of operations for Hollywood Gaming at Mahoning Valley Race Course and Hollywood Gaming at Dayton Raceway.

Food, beverage, hotel and other expense for our South/West segment increased by $18.9 million in 2015, primarily due to the acquisition of Tropicana Las Vegas on August 25, 2015 and increased food, beverage, hotel and other expense at Zia Park Casino, partially offset by decreased food, beverage, hotel and other expense at Hollywood Casino Gulf Coast and Boomtown Biloxi.

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

2016 Compared with 2015

General and administrative expenses increased by $13.6 million, or 3.0%, to $463.0 million in 2016, primarily due to the variances explained below.

General and administrative expenses for our Midwest segment increased by $13.1 million in 2016, primarily due to favorable property tax settlements of $17.4 million in 2015, partially offset by lower expenses at Hollywood Casino Joliet and Argosy Casino Alton.

General and administrative expenses for Other decreased by $10.0 million in 2016, primarily due to lower cash‑settled stock‑based compensation charges of $7.8 million mainly due to stock price decreases for Penn and GLPI common stock during 2016 compared to stock price increases in 2015 and lower bonus expense of $2.7 million.

General and administrative expenses for our South/West segment increased by $9.4 million in 2016, primarily due to a full year of operations at Tropicana Las Vegas, which was acquired on August 25, 2015, partially offset by decreased expenses at M Resort primarily due to decreases in outside service costs.

General and administrative expenses for our Northeast segment increased by $1.1 million in 2016, primarily due to a full year of operations at Plainridge Park Casino, which opened on June 24, 2015, partially offset by a favorable property tax adjustment for Hollywood Gaming at Dayton Raceway during the second quarter.

2015 Compared with 2014

General and administrative expenses increased by $3.0 million, or 0.7%, to $449.4 million in 2015, primarily due to the variances explained below.

General and administrative expenses for our Midwest segment decreased by $27.6 million in 2015, primarily due to favorable property tax settlements of $17.4 million, closure of Argosy Casino Sioux City on July 30, 2014, as well as cost containment measures at Hollywood Casino Aurora.

General and administrative expenses for our Northeast segment increased by $17.0 million in 2015, primarily due to the opening of Plainridge Park Casino on June 24, 2015 and a full year of operations at Hollywood Gaming at Mahoning Valley Race Course and Hollywood Gaming at Dayton Raceway, partially offset by a favorable $5.4 million adjustment in the fair value of the contingent purchase price for Plainridge Racecourse.

General and administrative expenses for Other increased by $6.2 million in 2015, primarily due to higher cash‑settled stock‑based compensation charges of $13.3 million mainly due to stock price increases for Penn and GLPI common stock during 2015 compared to stock price declines in 2014, partially offset by lower lobbying expenses of $7.2 million due to the Massachusetts campaign in 2014.

General and administrative expenses for our South/West segment increased by $7.3 million in 2015, primarily due to the acquisition of Tropicana Las Vegas on August 25, 2015, partially offset by decreased expenses at Hollywood Casino Gulf Coast and Boomtown Biloxi as a result of cost containment measures.

Depreciation and amortization expense

2016 Compared with 2015

Depreciation and amortization expense increased by $11.8 million, or 4.5%, to $271.2 million in 2016, primarily due to a full year of operations at Plainridge Park Casino, which opened on June 24, 2015, Tropicana Las Vegas, which was acquired on August 25, 2015, Prairie State Gaming, which was acquired on September 1, 2015, and intangible asset amortization expense associated with our acquisition of Rocket Speed.  These increases were partially offset by lower expenses at the majority of our other properties as assets become fully depreciated.

2015 Compared with 2014

Depreciation and amortization expense decreased by $7.3 million, or 2.7%, to $259.5 million in 2015, primarily due to the closure of Argosy Casino Sioux City on July 30, 2014, which had $10.1 million of depreciation expense in the year ended December 31, 2014. Additionally, we recorded lower depreciation expense at Hollywood Casino Lawrenceburg primarily due to assets purchased for the 2009 expansion being fully depreciated in July 2014 and lower depreciation expense at Hollywood Casino at Penn National Race Course primarily due to assets purchased for the 2008 opening being fully depreciated in February 2015, which were partially offset by the opening of Plainridge Park Casino on June 24, 2015, acquisition of Tropicana Las Vegas on August 25, 2015, and a full year of operations at Hollywood Gaming at Mahoning Valley Race Course and Hollywood Gaming at Dayton Raceway.

Impairment losses

For the year ended December 31, 2016, the Company did not record any goodwill or other intangible asset impairment charges.

For the year ended December 31, 2015, the Company recorded other intangible assets impairment charges of $40.0 million related to the write‑off of our Plainridge Park Casino gaming license and a partial write‑down of the gaming license at Hollywood Gaming at Dayton Raceway due to a reduction in the long term earnings forecast at both of these locations.

During the three months ended December 31, 2014, the Company recorded goodwill and other intangible assets impairment charges of $155.3 million, respectively, as it determined that a portion of the value of its goodwill and other intangible assets was impaired due to the Company’s outlook of continued challenging regional gaming conditions which persisted in 2014 at certain properties in its Midwest segment, as well as for the write‑off of a trademark intangible asset in the South/West segment. The impairment charges by segment were as follows: Midwest, $153.9 million and South/West, $1.4 million. During the three months ended June 30, 2014, the Company recorded an impairment charge of $4.6 million in the Midwest segment to write‑down certain idle assets to an estimated salvage value.

Insurance recoveries, net of deductible charges

Insurance recoveries for the year ended December 31, 2016 were related to an insurance gain in our Midwest segment of $0.7 million for the first quarter flood that occurred at Argosy Casino Alton.

Insurance recoveries for the year ended December 31, 2014 were related to an insurance gain in our Midwest segment of $5.7 million for the 2013 tornado damage at Hollywood Casino St. Louis.

Other income (expenses)

Other income (expenses) for the years ended December 31, 2016, 2015 and 2014 are as follows (in thousands):

				Percentage
Year ended December 31,	2016	2015	Variance	Variance
Interest expense	$(459,243)	(443,127)	$(16,116)	3.6%
Interest income	24,186	11,531	12,655	109.7%
Income from unconsolidated affiliates	14,337	14,488	(151)	(1.0)%
Other	(1,679)	5,872	(7,551)	(128.6)%
Total other expenses	$(422,399)	$(411,236)	$(11,163)	2.7%

				Percentage
Year ended December 31,	2015	2014	Variance	Variance
Interest expense	$(443,127)	$(425,114)	$(18,013)	4.2%
Interest income	11,531	3,730	7,801	209.1%
Income from unconsolidated affiliates	14,488	7,949	6,539	82.3%
Other	5,872	2,944	2,928	99.5%
Total other expenses	$(411,236)	$(410,491)	$(745)	0.2%

Interest expense

Interest expense increased by $16.1 million, or 3.6%, to $459.2 million in 2016, primarily due to $11.9 million from higher borrowings on the Term Loan A and revolver portions of the senior secured credit facility during year ended December 31, 2016, compared to prior year, lower capitalized interest of $1.7 million and higher payments of $1.7 million from the escalator on the financing obligation to GLPI.

Interest expense increased by $18.0 million, or 4.2%, to $443.1 million in 2015, due to $6.6 million for the accretion of the relocation fees associated with our two racinos in Ohio, both of which opened in the third quarter of 2014, and higher borrowings on the Term Loan A portion of the senior secured credit facility for the year ended December 31, 2015, compared to prior year.

Interest income

Interest income increased by $12.7 million, or 109.7%, to $24.2 million in 2016, primarily due to higher interest accrued on the loan to the Jamul Tribe (see Note 5 to the consolidated financial statements for further details).

Interest income increased by $7.8 million, or 209.1%, to $11.5 million in 2015, primarily due to higher interest accrued on the loan to the Jamul Tribe (see Note 5 to the consolidated financial statements for further details).

Income from unconsolidated affiliates

Income from unconsolidated affiliates increased by $6.5 million, or 82.3%, to $14.5 million in 2015, primarily due to increased earnings related to our joint venture in Kansas Entertainment primarily due to improvements in its margins compared to the prior year.

Other

Other changed by $7.6 million, or 128.6%, to $(1.7) million in 2016 compared to 2015 primarily due to foreign currency translation losses for the year ended December 31, 2016 compared to foreign currency translation gains for 2015.

Other changed by $2.9 million, or 99.5%, to $5.9 million in 2015 compared to 2014 primarily due to increased foreign currency translation gains for the year ended December 31, 2015.

Taxes

Our income tax expense from continuing operations was $11.3 million for the year ended December 31, 2016, compared to an income tax expense of $55.9 million in the prior year period. Our effective tax rate (income taxes as a percentage of income from continuing operations before income taxes) was 9.4% for the year ended December 31, 2016, as compared to 98.9% for the year ended December 31, 2015. The Company’s effective tax rate in the current year is lower than the federal statutory tax rate of 35% due to the effect of permanent items such as non deductible goodwill amortization and the Tropicana Bankruptcy settlement, decreases in reserves for unrecognized tax benefits due to the U.S./Canadian competent authority settlement and statute of limitation expires and the decrease in our valuation allowance during the year compared to the corresponding period in the prior year. Our effective tax rate (income taxes as a percentage of income from continuing operations before income taxes) was 98.8% for the year ended December 31, 2015, as compared to a tax benefit of 19.9% for the year ended December 31, 2014. Our low levels of pre‑tax earnings has magnified the impact on our effective tax rate from non‑deductible expenses such as lobbying, increases in reserves for uncertain tax positions, changes in our valuation allowance and a decrease in the non‑deductible portion of our goodwill and other intangible assets impairment charges during the year ended December 31, 2015 compared to the corresponding period in the prior year.

Our effective income tax rate can vary from period to period depending on, among other factors, the geographic and business mix of our earnings and the level of our tax credits. Additionally, our effective tax rate is significantly impacted by non‑deductible impairment charges and changes in our deferred tax assets that result from principal reductions in our GLPI financing obligation since the Company has recorded a valuation allowance on its deferred tax assets. Certain of these and other factors, including our history and projections of pre‑tax earnings, are taken into account in assessing our ability to realize our net deferred tax assets.

Adjusted EBITDA

In addition to GAAP financial measures, adjusted EBITDA is used by management as an important measure of the Company’s operating performance. We define adjusted EBITDA as earnings before interest, taxes, stock compensation, debt extinguishment and financing charges, impairment charges, insurance recoveries and deductible charges, depreciation and amortization, changes in the estimated fair value of our contingent purchase price obligations, gain or loss on disposal of assets, and other income or expenses. Adjusted EBITDA is also inclusive of income or loss from unconsolidated affiliates, with our share of non-operating items (such as depreciation and amortization) added back for our joint venture in Kansas Entertainment. Adjusted EBITDA excludes payments associated with our Master Lease agreement with GLPI as the transaction is accounted for as a financing obligation. Adjusted EBITDA has economic substance because it is used by management as a performance measure to analyze the performance of our business, and is especially relevant in evaluating large, long-lived casino projects because it provides a perspective on the current effects of operating decisions separated from the substantial non-operational depreciation charges and financing costs of such projects. We also present adjusted EBITDA because it is used by some investors and creditors as an indicator of the strength and performance of ongoing business operations, including our ability to service debt, fund capital expenditures, acquisitions and operations. These calculations are commonly used as a basis for investors, analysts and credit rating agencies to evaluate and compare operating performance and value companies within our industry. In addition, gaming companies have historically reported adjusted EBITDA as a supplement to financial measures in accordance with

GAAP. In order to view the operations of their casinos on a more stand-alone basis, gaming companies, including us, have historically excluded from their adjusted EBITDA calculations certain corporate expenses that do not relate to the management of specific casino properties. However, adjusted EBITDA is not a measure of performance or liquidity calculated in accordance with GAAP. Adjusted EBITDA information is presented as a supplemental disclosure, as management believes that it is a widely used measure of performance in the gaming industry, is used in the valuation of gaming companies, and that it is considered by many to be a key indicator of the Company’s operating results. Management uses adjusted EBITDA as an important measure of the operating performance of its segments, including the evaluation of operating personnel. Adjusted EBITDA should not be construed as an alternative to income from operations, as an indicator of the Company’s operating performance, as an alternative to cash flows from operating activities, as a measure of liquidity, or as any other measure of performance determined in accordance with GAAP. The Company has significant uses of cash flows, including capital expenditures, interest payments, taxes and debt principal repayments, which are not reflected in adjusted EBITDA. It should also be noted that other gaming companies that report adjusted EBITDA information may calculate this metric in a different manner than the Company and therefore, comparability may be limited.

A reconciliation of the Company’s net income (loss) per GAAP to adjusted EBITDA, as well as the Company’s income from operations per GAAP to adjusted EBITDA, is included below. Additionally, a reconciliation of each segment’s income from operations to adjusted EBITDA is also included below. On a segment level, income (loss) from operations per GAAP, rather than net income (loss) per GAAP, is reconciled to adjusted EBITDA due to, among other things, the impracticability of allocating interest expense, interest income, income taxes and certain other items to the Company’s segments on a segment by segment basis. Management believes that this presentation is meaningful to investors in evaluating the performance of the Company’s segments and is consistent with the reporting of other gaming companies.

The reconciliation of the Company’s income (loss) from operations per GAAP to adjusted EBITDA, as well as the Company’s net income (loss) per GAAP to adjusted EBITDA, for the years ended December 31, 2016, 2015 and 2014 was as follows:

Year ended December 31,	2016	2015	2014
	(in thousands)
Net income (loss)	$109,310	$686	$(183,822)
Income tax provision	11,307	55,924	30,519
Other	1,679	(5,872)	(2,944)
Income from unconsolidated affiliates	(14,337)	(14,488)	(7,949)
Interest income	(24,186)	(11,531)	(3,730)
Interest expense	459,243	443,127	425,114
Income from operations	$543,016	$467,846	$257,188
(Gain) loss on disposal of assets	(2,471)	1,286	738
Insurance recoveries, net of deductible charges	(726)	—	(5,674)
Impairment losses	—	40,042	159,884
Charge for stock compensation	6,871	8,223	10,666
Contingent purchase price	1,277	(5,374)	689
Depreciation and amortization	271,214	259,461	266,742
Income from unconsolidated affiliates	14,337	14,488	7,949
Non operating items for Kansas JV(1)	10,311	10,377	11,809
Adjusted EBITDA	$843,829	$796,349	$709,991

(1)	Adjusted EBITDA excludes our share of the impact of non‑operating items (such as depreciation and amortization expense) from our joint venture in Kansas Entertainment.

The reconciliation of each segment’s (loss) income from operations to adjusted EBITDA for the years ended December 31, 2016, 2015 and 2014 were as follows (in thousands):

Year Ended December 31, 2016	Northeast	South/West	Midwest	Other (1)	Total
Income (loss) from operations	$397,524	$92,629	$223,180	$(170,317)	$543,016
Charge for stock compensation	—	—	—	6,871	6,871
Insurance recoveries, net of deductible charges	—	—	(726)	—	(726)
Depreciation and amortization	92,373	35,831	38,210	104,800	271,214
Contingent purchase price	(1,277)	—	6	2,548	1,277
Loss (gain) on disposal of assets	450	109	334	(3,364)	(2,471)
Income (loss) from unconsolidated affiliates	—	—	15,960	(1,623)	14,337
Non-operating items for Kansas JV	—	—	10,311	—	10,311
Adjusted EBITDA	$489,070	$128,569	$287,275	$(61,085)	$843,829

Year Ended December 31, 2015	Northeast	South/West	Midwest	Other (1)	Total
Income (loss) from operations	$328,567	$102,380	$225,526	$(188,627)	$467,846
Charge for stock compensation	—	—	—	8,223	8,223
Impairment losses	40,042	—	—	—	40,042
Depreciation and amortization	93,299	25,793	39,917	100,452	259,461
Contingent purchase price	(5,374)	—	—	—	(5,374)
Loss on disposal of assets	65	677	208	336	1,286
Income (loss) from unconsolidated affiliates	—	—	15,289	(801)	14,488
Non-operating items for Kansas JV	—	—	10,377	—	10,377
Adjusted EBITDA	$456,599	$128,850	$291,317	$(80,417)	$796,349

Year ended December 31, 2014	Northeast	South/West	Midwest	Other	Total
Income (loss) from operations	$297,674	101,156	37,362	(179,004)	$257,188
Charge for stock compensation	—	—	—	10,666	10,666
Impairment losses	—	1,420	158,464	—	159,884
Insurance recoveries, net of deductible charges	—	—	(5,674)	—	(5,674)
Depreciation and amortization	87,018	19,493	61,389	98,842	266,742
Contingent purchase price	689	—	—	—	689
Loss (gain) on disposal of assets	54	183	523	(22)	738
Income (loss) from unconsolidated affiliates	—	51	10,669	(2,771)	7,949
Non-operating items for Kansas JV	—	—	11,809	—	11,809
Adjusted EBITDA	$385,435	$122,303	$274,542	$(72,289)	$709,991

2016 Compared to 2015

Adjusted EBITDA for our Northeast segment increased by $32.5 million, or 7.1%, for the year ended December 31, 2016, as compared to the year ended December 31, 2015, primarily due to a full year of operations for Plainridge Park Casino, which opened on June 24, 2015, improved results at all of our Ohio properties, which together increased adjusted EBITDA by $11.5 million, partially offset by decreased adjusted EBITDA at Hollywood Casino at Charles Town Races and Hollywood Casino at Penn National Race Course, primarily due to the continued impact of competition of in the region, namely Maryland Live!, Horseshoe Casino Baltimore, and MGM National Harbor, which opened in December 2016.

Adjusted EBITDA for our Midwest segment decreased by $4.0 million, or 1.4%, for the year ended December 31, 2016, as compared to the year ended December 31, 2015, primarily due to decreased EBITDA at Hollywood St. Louis as a result of a $15.4 million property tax credit received during 2015, Hollywood Casino Lawrenceburg as a result of a $2.0 million property tax refund received in the first quarter of 2015, and Argosy Casino Alton due to flooding during the first quarter 2016, which resulted in declines in business volumes and difficulty recovering lost business, partially offset by increased adjusted EBITDA from a full year of operations of Prairie State Gaming which was acquired on September 1, 2015.

Adjusted EBITDA for Other increased by $19.3 million, or 24.0%, for the year ended December 31, 2016, as compared to the year ended December 31, 2015, primarily due to decreased corporate overhead costs of $11.7 million, primarily due to lower cash‑settled stock‑based compensation charges of $7.8 million mainly due to stock price decreases for Penn and GLPI common stock during 2016 compared to stock price increases in 2015, as well as decreased bonus expense of $2.7 million. Penn Interactive Ventures also increased adjusted EBITDA by $8.8 million for the year ended December 31, 2016, as compared to the year ended December 31, 2015, primarily due to growth from our HollywoodCasino.com social gaming business and the acquisition of Rocket Speed on August 1, 2016.

2015 Compared to 2014

Adjusted EBITDA for our Northeast segment increased by $71.2 million, or 18.5%, for the year ended December 31, 2015, as compared to the year ended December 31, 2014, primarily due to the opening of Plainridge Park Casino on June 24, 2015, a full year of operations for Hollywood Gaming at Mahoning Valley Race Course and Hollywood Gaming at Dayton Raceway, which together increased adjusted EBITDA by 67.0 million, improved results from Hollywood Casino Columbus and Hollywood Casino Toledo, all of which were partially offset by decreased adjusted EBITDA at Hollywood Casino at Charles Town primarily due to competition discussed above.

Adjusted EBITDA for our Midwest segment increased by $16.8 million, or 6.1%, for the year ended December 31, 2015, as compared to the year ended December 31, 2014, primarily due to increased EBITDA at Hollywood St. Louis which was largely attributable to a $15.4 million property tax credit, the acquisition of Prairie State Gaming on September 1, 2015 and a property tax refund received in the first quarter of 2015 for $2.0 million, all of which were partially offset by decreased adjusted EBITDA at Hollywood Casino Lawrenceburg primarily due to competition discussed above and the closure of Argosy Casino Sioux City on July 30, 2014.

Adjusted EBITDA for our South/West segment increased by $6.5 million, or 5.4%, for the year ended December 31, 2015, as compared to the year ended December 31, 2014, primarily due to improved results at M Resort, Hollywood Casino Gulf Coast, Hollywood Casino Tunica, and Boomtown Biloxi and the acquisition of Tropicana Las Vegas on August 25, 2015, partially offset by decreased adjusted EBITDA at Zia Park Casino as low oil prices have affected the economy in this area.

Adjusted EBITDA for Other declined by $8.1 million, or 11.2%, for the year ended December 31, 2015, as compared to the year ended December 31, 2014, primarily due to increased corporate overhead costs 12.6 million, primarily due to higher cash‑settled stock‑based compensation charges of $13.3 million mainly due to stock price increases for Penn and GLPI common stock during 2015 compared to stock price declines in 2014, as well as increased bonus accruals, all of which was partially offset by lower lobbying costs of $7.2 million due to the Massachusetts campaign in 2014.

Liquidity and Capital Resources

Historically and prospectively, our primary sources of liquidity and capital resources have been and will be cash flow from operations, borrowings from banks and proceeds from the issuance of debt and equity securities.

Net cash provided by operating activities was $404.8 million, $399.0 million, and $262.2 million for the years ended December 31, 2016, 2015 and 2014, respectively. The increase in net cash provided by operating activities of $5.8 million for the year ended December 31, 2016, compared to the corresponding period in the prior year, was comprised primarily of an increase in cash receipts from customers of $183.0 million, offset by an increase in cash paid to suppliers and vendors of $121.5 million and an increase in cash paid to employees of $60.0 million. The increase in cash receipts collected from our customers, cash paid to suppliers and vendors, and cash paid to employees for the year ended December 31, 2016 compared to the prior year was primarily due to a full year of operations at Tropicana Las Vegas, which was acquired on August 25, 2015, Prairie State Gaming, which was acquired on September 1, 2015, and Rocket Speed, Inc., which was acquired on August 1, 2016.

Net cash used in investing activities totaled $79.3 million, $781.0 million, and $375.5 million for the years ended December 31, 2016, 2015 and 2014, respectively. The decrease in net cash used in investing activities of $701.7 million for the year ended December 31, 2016, compared to the corresponding period in the prior year, was primarily due to $273.9 million received from the refinancing of loans to the Jamul Tribe, lower business acquisition costs in the current year of $363.3 million, primarily due to the acquisition of Tropicana Las Vegas and Prairie State Gaming in 2015, partially offset by the acquisition of Rocket Speed, Inc. in 2016, lower project capital expenditures of $117.8 million, and $24.0 million spent in the prior year for the purchase of a subordinated promissory note from the previous developer of the Jamul project.  All of which were partially offset by a $78.5 million increase in funds advanced to the Jamul Tribe prior to the refinancing.

Net cash (used in) provided by financing activities totaled $(333.0) million, $410.4 million, and $29.0 million for the years ended December 31, 2016, 2015 and 2014, respectively. The decrease in net cash provided by financing activities of $743.4 million for the year ended December 31, 2016, compared to the prior year, was primarily due to lower net borrowings on our long‑term debt of $439.3 million, higher principal payments on long‑term obligations of $292.5 million, which was primarily due to the Jamul Tribe refinancing and higher payments on other long-term obligations of $10.5 million.

Capital Expenditures

Capital expenditures are accounted for as either project capital or maintenance (replacement) capital expenditures. Project capital expenditures are for fixed asset additions that expand an existing facility or create a new facility. Maintenance capital expenditures are expenditures to replace existing fixed assets with a useful life greater than one year that are obsolete, worn out or no longer cost effective to repair.

The following table summarizes our project capital expenditures by segment for the year ended December 31, 2016:

Actual(1)
(in millions)
Northeast (2)	$5.3
South/West (3)	13.4
Midwest	—
Other	—
Total	$18.7

(1)	Excludes licensing and relocation fees and is net of reimbursements.

(2)

Capital expenditures from our Northeast segment are related to the construction cost of Plainridge Park Casino which opened June 24, 2015 and renovation costs of the H Lounge at Hollywood Casino at Penn National Race Course.

(3)	Capital expenditures from our South/West segment are related to the improvements at the Tropicana Las Vegas.

Tropicana Las Vegas was acquired on August 25, 2015 for $360 million. During 2016, the Company reconfigured the gaming floor with updated slot machines, altered game placements and refined the table game mix. In 2017, we will be making further enhancements to the facility as previously announced with a focus on improving the food and beverage offerings, including the partnership announced last year with celebrity chef Robert Irvine, who will open his first signature restaurant in Las Vegas at Tropicana in the summer of 2017. Additionally, in April 2016, we integrated the property into our Marquee Rewards player loyalty program enabling our regional gaming customers to redeem their loyalty reward points at the facility.

During the year ended December 31, 2016, we spent $78.5 million on maintenance capital expenditures, with $25.4 million at our Northeast segment, $17.0 million at our South/West segment, $30.9 million at our Midwest segment, and $5.2 million for Other.  The majority of the maintenance capital expenditures were for slot machines and slot machine equipment.

Cash generated from operations and cash available under the revolving credit facility portion of our senior secured credit facility funded our capital projects and maintenance capital expenditures in 2016.

The following table summarizes our expected project capital expenditures for the year ending December 31, 2017 by segment:

Total for 2017 (1)
(in millions)
Northeast	$0.2
South/West(2)	30.6
Midwest (3)	5.9
Total	$36.7

(1)	Excludes licensing and relocation fees.

(2)	Expected capital expenditures in 2017 for our South/West segment is for improvements at the Tropicana Las Vegas.

(3)	Expected capital expenditures in 2017 for our Midwest segment is primarily for hotel renovations at Hollywood Casino St. Louis.

Jamul Tribe

Advances to the Jamul Tribe, which totaled $92.1 million and $197.7 million at December 31, 2016 and 2015, are accounted for as a loan on the consolidated balance sheet and as such are not included in the capital expenditures table presented above.

In the fourth quarter of 2016, we participated in the Jamul Tribe’s refinancing of its obligations, which resulted in the Company receiving approximately $274 million in net cash proceeds.  We are continuing to provide a portion of the project’s financing, including a Term C Loan facility of up to $108 million and a Term C Loan delayed draw commitment of up to $15 million.  These loans are due in 2022 and are priced at LIBOR plus 8.50% with a 1% LIBOR floor.  The Company has also agreed to fund up the $5 million of subordinated debt to cover incremental project costs at a higher interest rate.   See Note 5 for additional details.

Debt

Senior Secured Credit Facility

On October 30, 2013, the Company entered into a new senior secured credit facility. This facility consists of a five year $500 million revolver, a five year $500 million Term Loan A facility, and a seven year $250 million Term Loan B facility. The Term Loan A facility was priced at LIBOR plus a spread (ranging from 2.75% to 1.25%) based on the Company’s consolidated total net leverage ratio as defined in the new senior secured credit facility. The Term Loan B facility was priced at LIBOR plus 2.50%, with a 0.75% LIBOR floor. In connection with the repayment of the previous senior secured credit facility, the Company recorded a $21.5 million loss on the early extinguishment of debt for the year ended December 31, 2013 related to debt issuance costs write‑offs and the write‑off of the discount on the Term Loan B facility of the previous senior secured credit facility.

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

The Company’s senior secured credit facility had a gross outstanding balance of $976.8 million at December 31, 2016, consisting of a $543.3 million Term Loan A facility, a $242.5 million Term Loan B facility, and $191.0 million outstanding on the revolving credit facility. This compares with a $1,259.7 million gross outstanding balance at December 31, 2015 which consisted of a $592.7 million Term Loan A facility, a $245.0 million Term Loan B facility and $422.0 million outstanding on the revolving credit facility. Additionally, at December 31, 2016 and 2015, the Company was contingently obligated under letters of credit issued pursuant to the senior secured credit facility with face amounts aggregating $23.0 million and $23.4 million, respectively, resulting in $419.1 million and $187.7 million of available borrowing capacity as of December 31, 2016 and 2015, respectively, under the revolving credit facility.

The payment and performance of obligations under the senior secured credit facility are guaranteed by a lien on and security interest in substantially all of the cash, equity and personal property (other than excluded property such as gaming licenses) of the Company and its subsidiaries.  In January 2017, the Company completed a refinancing and used the proceeds to payoff its existing senior secured credit facility.  See Note 20 “Subsequent Events” for more information.

5.875% Senior Unsecured Notes

On October 30, 2013, the Company completed an offering of $300 million 5.875% senior unsecured notes that mature on November 1, 2021 (the “5.875% Notes”) at a price of par. Interest on the 5.875% Notes is payable on May 1 and November 1 of each year. The 5.875% Notes are senior unsecured obligations of the Company. The 5.875% Notes will not be guaranteed by any of the Company’s subsidiaries except in the event that the Company in the future issues certain subsidiary‑guaranteed debt securities. The Company may redeem the 5.875% Notes at any time, and from time to time, on or after November 1, 2016, at the declining redemption premiums set forth in the indenture governing the 5.875% Notes, together with accrued and unpaid interest to, but not including, the redemption date. Prior to November 1, 2016, the Company may redeem the 5.875% Notes at any time, and from time to time, at a redemption price equal to 100% of the principal amount of the 5.875% Notes redeemed plus a “make‑whole” redemption premium described in the indenture governing the 5.875% Notes, together with accrued and unpaid interest to, but not including, the redemption date. In addition, the 5.875% Notes may be redeemed prior to November 1, 2016 from net proceeds raised in connection with an equity offering as long as the Company pays 105.875% of the principal amount of the 5.875% Notes, redeems the 5.875% Notes within 180 days of completing the equity offering, and at least 60% of the 5.875% Notes originally issued remains outstanding.

The Company used the proceeds of the 2013 senior secured credit facility, the 5.875% Notes, and cash on hand, to repay its previous senior secured credit facility, to fund the cash tender offer to purchase any and all of its previously issued 8 3/4% Notes and the related consent solicitation to make certain amendments to the indenture governing the 8 3/4% Notes, to satisfy and discharge such indenture, to pay related fees and expenses and for working capital purposes.

In January 2017, the Company completed an offering of $400 million 5.625% senior unsecured notes that mature on January 19, 2027, and used the proceeds to payoff its existing senior unsecured notes.  See Note 20 “Subsequent Events” for more information.

Financing obligation with GLPI

The Company’s Master Lease with GLPI that became effective November 1, 2013 was accounted for as a financing obligation and totaled $3.51 billion and $3.56 billion at December 31, 2016 and 2015, respectively. The Company assumed a term of 35 years as it was determined that the lease term should include all option periods since renewal was reasonably assured given the high percentage of earnings from the Master Lease properties operations to the Company and the lack of alternative economically feasible leasing options for such real estate. The future minimum lease payments at lease inception were discounted at 9.7% which represented the Company’s estimated incremental borrowing rate over the term of the lease. The financing obligation decreased by $50.5 million for the year ended December 31, 2016 compared to the prior year due to principal payment reductions. Interest expense recognized for the year ended December 31, 2016 and 2015 totaled $391.7 million and $390.1 million, respectively.

Other Long‑Term Obligations

Other long term obligations at December 31, 2016 and 2015 of $154.1 million and $147.0 million, respectively, included $118.9 million and $131.7 million, respectively, related to the relocation fees for Hollywood Gaming at Dayton Raceway and Hollywood Gaming at Mahoning Valley Race Course.  At December 31, 2016 and 2015, $14.4 million and $15.3 million, respectively, related to the repayment obligation of a hotel and event center located near Hollywood Casino Lawrenceburg and $20.8 million related to a corporate airplane loan; all of which are more fully described below.

In June 2013, the Company finalized the terms of its memorandum of understanding with the State of Ohio, which included an agreement by the Company to pay a relocation fee in return for being able to relocate its existing racetracks in Toledo and Grove City to Dayton and Mahoning Valley, respectively. Upon opening of these two racinos in Ohio in the third quarter of 2014, the relocation fee for each new racino was recorded at the present value of the contractual obligation, which was calculated to be $75 million based on the 5% discount rate included in the agreement. The relocation fee for each facility is payable as follows: $7.5 million upon the opening of the facility and eighteen semi‑annual payments of $4.8 million beginning one year from the commencement of operations. This obligation is accreted to interest expense at an effective yield of 5.0%. The amount included in interest expense related to this obligation was $6.2 million and $6.7 million for the year ended December 31, 2016 and 2015, respectively.

The City of Lawrenceburg Department of Redevelopment completed construction of a hotel and event center located less than a mile away from Hollywood Casino Lawrenceburg. Effective in mid‑January 2015, by contractual agreement, a repayment obligation for the hotel and event center was assumed by a wholly‑owned subsidiary of the Company in the amount of $15.3 million, which was financed through a loan with the City of Lawrenceburg Department of Redevelopment, in exchange for conveyance of the property. The Company is obligated to make annual payments on the loan of approximately $1 million for twenty years beginning January 2016. This obligation is accreted to interest expense at its effective yield of 3.0%. The amount included in interest expense related to this obligation was $0.4 million for the years ended December 31, 2016.

On September 30, 2016, the Company acquired a previously leased corporate airplane and financed the purchase price with an amortizing loan at a fixed interest rate of 5.22% for a term of five years with monthly payments of $220 thousand and a balloon payment of $12.6 million at the end of the loan term.  The loan was subsequently repaid in full on January 19, 2017.

Covenants

The Company’s senior secured credit facility and senior unsecured notes require us, among other obligations, to maintain specified financial ratios and to satisfy certain financial tests, including fixed charge coverage, interest coverage, senior leverage and total leverage ratios. In addition, the Company’s senior secured credit facility and senior unsecured notes restrict, among other things, its ability to incur additional indebtedness, incur guarantee obligations, amend debt instruments, pay dividends, create liens on assets, make investments, engage in mergers or consolidations, and otherwise restrict corporate activities.

At December 31, 2016, the Company was in compliance with all required financial covenants.

Outlook

Based on our current level of operations, we believe that cash generated from operations and cash on hand, together with amounts available under our senior secured credit facility, will be adequate to meet our anticipated Master Lease obligations, debt service requirements, capital expenditures and working capital needs for the foreseeable future. However, we cannot be certain that our business will generate sufficient cash flow from operations, that our anticipated earnings projections will be realized, or that future borrowings will be available under our senior secured credit facility or otherwise will be available to enable us to service our indebtedness or to make anticipated capital expenditures. In addition, we expect a majority of our future growth to come from acquisitions of gaming properties at reasonable valuations, greenfield projects, jurisdictional expansions and property expansion in under‑penetrated markets. If we consummate significant acquisitions in the future or undertake any significant property expansions, our cash requirements may increase significantly and we may need to make additional borrowings or complete equity or debt financings to meet these requirements. Our future operating performance and our ability to service or refinance our debt will be subject to future economic conditions and to financial, business and other factors, many of which are beyond our control. See “Risk Factors—Risks Related to Our Capital Structure” of this Annual Report on Form 10‑K for a discussion of the risks related to our capital structure.

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

Commitments and Contingencies

Contractual Cash Obligations

At December 31, 2016, there was approximately $419.1 million available for borrowing under our revolving credit facility. The following table presents our contractual cash obligations at December 31, 2016:

	Payments Due By Period
	Total	2017	2018-2019	2020-2021	2022 and After
	(in thousands)
Senior secured credit facility
Principal (1)	$976,845	$68,360	$673,485	$235,000	$—
Interest (2)	94,596	42,025	44,348	8,223	—
5.875% senior unsecured notes
Principal (1)	300,000	—	—	300,000	—
Interest	88,125	17,625	35,250	35,250	—
Purchase obligations	57,349	33,453	17,167	4,804	1,925
Capital expenditure commitments (3)	11,043	11,043	—	—	—
Capital leases	1,851	1,613	238	—	—
Financing obligation to GLPI (4)	10,458,650	389,496	703,535	649,638	8,715,981
Operating leases	28,280	5,366	6,772	2,183	13,959
Ohio Payments (5)	218,181	29,224	66,449	62,448	60,060
Other liabilities reflected in the Company’s consolidated balance sheets (6)	14,179	14,179	—	—	—
Total	$12,249,099	$612,384	$1,547,244	$1,297,546	$8,791,925

(1)	The Company refinanced this indebtedness in January 2017. See Note 20 “Subsequent Events” for more information.

(2)

The interest rates associated with the variable rate components of our senior secured credit facility are estimated, based on the forward LIBOR curves plus the current spread based on our current levels of indebtedness over LIBOR as of December 31, 2016. The contractual amounts to be paid on our variable rate obligations are affected by changes in market interest rates and changes in our spreads which are based on our leverage ratios. Future changes in such ratios will impact the contractual amounts to be paid.

(3)

The Company anticipates spending approximately $36.7 million for future construction projects over the next year, of which the Company has been contractually committed to spend approximately $11.0 million at year‑end.

(4)

Reflects the undiscounted future minimum lease payments to GLPI over the lease term, including renewal options. The amounts above exclude contingent payments (See Note 10 to the consolidated financial statements for further discussion).

(5)

The Company agreed to pay $110 million (of which $70.0 million remains to be paid) to the State of Ohio over ten years in return for certain clarifications from the State of Ohio with respect to various financial matters and limits on competition within the ten year time period. This amount also includes the remaining portion of the relocation fees to be paid associated with our two new facilities in Dayton and Mahoning Valley, Ohio (See Note 9 and Note 11 to the consolidated financial statements).

(6)

Represents liabilities associated with reward programs that can be redeemed for cash, free play or services. Does not include any liability for unrecognized tax benefits, as the Company cannot make a reasonably reliable estimate of the period of cash settlement with the respective taxing authority. Additionally, it does not include an estimate of the payments associated with our contingent purchase price obligations, as these amounts will be determined based on the future performance of Plainridge Park Casino and Rocket Speed.  See Note 3 “Summary of Significant Accounting Policies” for more information on our player loyalty programs.

Other Commercial Commitments

The following table presents our material commercial commitments as of December 31, 2016 for the following future periods:

	Total Amounts
	Committed	2017	2018-2019	2020-2021	2022 and After
	(in thousands)
Letters of Credit(1)	$23,015	$23,015	$—	$—	$—
Total	$23,015	$23,015	$—	$—	$—

(1)	The available balance under the revolving credit portion of our senior secured credit facility is reduced by outstanding letters of credit.

New Accounting Pronouncements

For information with respect to new accounting pronouncements and the impact of these pronouncements on our consolidated financial statements, see Note 4 “New Accounting Pronouncements” in the Notes to the Consolidated Financial Statements.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The table below provides information at December 31, 2016 about our financial instruments that are sensitive to changes in interest rates. For debt obligations, the table presents notional amounts maturing during the year and the related weighted‑average interest rates by maturity dates. Notional amounts are used to calculate the contractual payments to be exchanged by maturity date and the weighted‑average interest rates are based on implied forward LIBOR rates at December 31, 2016.

								Fair Value
	2017	2018	2019	2020	2021	Thereafter	Total	12/31/2016
	(in thousands)
Long‑term debt:
Fixed rate (1)	$—	$—	$—	$—	$300,000	$—	$300,000	$312,000
Average interest rate						5.88%
Variable rate (1)	$68,360	$670,985	$2,500	$235,000	$—	$—	$976,845	$976,092
Average interest rate(2)	4.36%	4.41%	4.94%	4.61%	—%	—%

(1)	The Company refinanced this indebtedness in January 2017. See Note 20 “Subsequent Events” for more information.
(2)	Estimated rate, reflective of forward LIBOR plus the spread over LIBOR applicable to variable‑rate borrowing.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders of

Penn National Gaming, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Penn National Gaming, Inc. and Subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income (loss), changes in shareholders' deficit and cash flows for each of the three years in the period ended December 31, 2016. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Penn National Gaming, Inc. and Subsidiaries at December 31, 2016 and 2015, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Penn National Gaming, Inc. and Subsidiaries’ internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 24, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Philadelphia, Pennsylvania
February 24, 2017

Penn National Gaming, Inc. and Subsidiaries

Consolidated Balance Sheets

(in thousands, except share and per share data)

	December 31,
	2016	2015
Assets
Current assets
Cash and cash equivalents	$229,510	$237,009
Receivables, net of allowance for doubtful accounts of $3,180 and $2,428 at December 31, 2016 and December 31, 2015, respectively	61,855	45,186
Prepaid expenses	59,707	76,784
Other current assets	48,193	13,497
Total current assets	399,265	372,476
Property and equipment, net	2,820,383	2,980,068
Other assets
Investment in and advances to unconsolidated affiliates	156,176	168,149
Goodwill	989,685	911,942
Other intangible assets, net	435,494	391,442
Advances to the Jamul Tribe	91,401	197,722
Other assets	82,080	116,953
Total other assets	1,754,836	1,786,208
Total assets	$4,974,484	$5,138,752

Liabilities
Current liabilities
Current portion of financing obligation to GLPI	$56,595	$50,548
Current maturities of long-term debt	85,595	92,108
Accounts payable	35,091	72,816
Accrued expenses	101,906	93,666
Accrued interest	6,345	7,091
Accrued salaries and wages	92,238	98,671
Gaming, pari-mutuel, property, and other taxes	60,384	57,486
Insurance financing	2,636	3,125
Other current liabilities	95,526	82,263
Total current liabilities	536,316	557,774

Long-term liabilities
Long-term financing obligation to GLPI, net of current portion	3,457,485	3,514,080
Long-term debt, net of current maturities and debt issuance costs	1,329,939	1,618,851
Deferred income taxes	126,924	107,921
Noncurrent tax liabilities	26,791	—
Other noncurrent liabilities	40,349	18,169
Total long-term liabilities	4,981,488	5,259,021

Shareholders’ deficit
Series B Preferred stock ($.01 par value, 1,000,000 shares authorized, no shares issued and outstanding at December 31, 2016 and 2015)	—	—
Series C Preferred stock ($.01 par value, 18,500 shares authorized, no shares and 8,624 shares issued and outstanding at December 31, 2016 and 2015, respectively)	—	—
Common stock ($.01 par value, 200,000,000 shares authorized, 93,289,701 and 83,056,668 shares issued, and 91,122,308 and 80,889,275 shares outstanding at December 31, 2016 and 2015, respectively)	932	830
Treasury stock, at cost (2,167,393 shares held at December 31, 2016 and 2015)	(28,414)	(28,414)
Additional paid-in capital	1,014,119	988,686
Retained deficit	(1,525,281)	(1,634,591)
Accumulated other comprehensive loss	(4,676)	(4,554)
Total shareholders’ deficit	(543,320)	(678,043)
Total liabilities and shareholders’ deficit	$4,974,484	$5,138,752

See accompanying notes to the consolidated financial statements.

Penn National Gaming, Inc. and Subsidiaries

Consolidated Statements of Operations

(in thousands, except per share data)

Year ended December 31,	2016	2015	2014
Revenues
Gaming	$2,606,262	$2,497,497	$2,297,175
Food, beverage, hotel and other	575,434	485,534	432,021
Management service and licensing fees	11,348	10,314	11,650
Reimbursable management costs	15,997	—	—
Revenues	3,209,041	2,993,345	2,740,846
Less promotional allowances	(174,661)	(154,987)	(150,319)
Net revenues	3,034,380	2,838,358	2,590,527
Operating expenses
Gaming	1,334,980	1,271,679	1,146,159
Food, beverage, hotel and other	406,871	349,897	319,792
General and administrative	463,028	449,433	446,436
Reimbursable management costs	15,997	—	—
Depreciation and amortization	271,214	259,461	266,742
Impairment losses	—	40,042	159,884
Insurance recoveries, net of deductible charges	(726)	—	(5,674)
Total operating expenses	2,491,364	2,370,512	2,333,339
Income from operations	543,016	467,846	257,188
Other income (expenses)
Interest expense	(459,243)	(443,127)	(425,114)
Interest income	24,186	11,531	3,730
Income from unconsolidated affiliates	14,337	14,488	7,949
Other	(1,679)	5,872	2,944
Total other expenses	(422,399)	(411,236)	(410,491)
Income (loss) from operations before income taxes	120,617	56,610	(153,303)
Income tax provision	11,307	55,924	30,519
Net income (loss)	$109,310	$686	$(183,822)

Earnings (loss) per common share
Basic earnings (loss) per common share	$1.21	$0.01	$(2.34)
Diluted earnings (loss) per common share	$1.19	$0.01	$(2.34)

Weighted average basic shares outstanding	82,929	80,003	78,425
Weighted average diluted shares outstanding	91,407	90,904	78,425

See accompanying notes to the consolidated financial statements.

Penn National Gaming, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

(in thousands)

Year ended December 31,	2016	2015	2014
Net income (loss)	$109,310	$686	$(183,822)
Other comprehensive loss, net of tax:
Foreign currency translation adjustment during the period	(122)	(3,272)	(1,665)
Other comprehensive loss	(122)	(3,272)	(1,665)
Comprehensive income (loss)	$109,188	$(2,586)	$(185,487)

See accompanying notes to the consolidated financial statements.

Penn National Gaming, Inc. and Subsidiaries

Consolidated Statements of Changes in Shareholders’ Deficit

(in thousands, except share data)

								Accumulated
						Additional		Other	Total
	Preferred Stock		Common Stock		Treasury	Paid-In	Retained	Comprehensive	Shareholders’
	Shares	Amount	Shares	Amount	Stock	Capital	Deficit	Income (Loss)	Deficit
Balance, December 31, 2013	8,624	$-	77,788,393	$799	$(28,414)	$925,335	$(1,448,955)	$383	$(550,852)
Share-based compensation arrangements, net of tax benefits of $10,360	-	-	1,373,424	14	-	30,811	-	-	30,825
Impact of Spin-Off to Gaming and Leisure Properties, Inc.	-	-	-	-	-	-	(2,500)	-	(2,500)
Foreign currency translation adjustment	-	-	-	-	-	-	-	(1,665)	(1,665)
Net loss	-	-	-	-	-	-	(183,822)	-	(183,822)
Balance, December 31, 2014	8,624	-	79,161,817	813	(28,414)	956,146	(1,635,277)	(1,282)	(708,014)
Share-based compensation arrangements, net of tax benefits of $14,826	-	-	1,727,458	17	-	32,540	-	-	32,557
Foreign currency translation adjustment	-	-	-	-	-	-	-	(3,272)	(3,272)
Net income	-	-	-	-	-	-	686	-	686
Balance, December 31, 2015	8,624	-	80,889,275	830	(28,414)	988,686	(1,634,591)	(4,554)	(678,043)
Share-based compensation arrangements, net of tax benefits of $6,896	-	-	1,609,033	16	-	25,519	-	-	25,535
Foreign currency translation adjustment	-	-	-	-	-	-	-	(122)	(122)
Conversion of preferred stock	(8,624)	-	8,624,000	86	-	(86)	-	-	-
Net income	-	-	-	-	-	-	109,310	-	109,310
Balance, December 31, 2016	-	$-	91,122,308	$932	$(28,414)	$1,014,119	$(1,525,281)	$(4,676)	$(543,320)

See accompanying notes to the consolidated financial statements.

Penn National Gaming, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(in thousands)

Year Ended December 31,	2016	2015	2014
Operating activities
Net income (loss)	$109,310	$686	$(183,822)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	271,214	259,461	266,742
Amortization of items charged to interest expense and interest income	7,200	6,599	6,040
Change in fair values of contingent purchase price	1,277	(5,374)	689
(Gain) loss on sale of property and equipment and assets held for sale	(2,471)	1,286	738
Income from unconsolidated affiliates	(14,337)	(14,488)	(7,949)
Distributions from unconsolidated affiliates	26,300	28,150	23,000
Deferred income taxes	8,736	57,236	2,908
Charge for stock-based compensation	6,871	8,223	10,666
Impairment losses and write downs	—	40,042	163,184
(Increase) decrease, net of businesses acquired
Accounts receivable	(5,911)	710	10,046
Prepaid expenses and other current assets	(485)	10,345	(13,305)
Other assets	(4,879)	4,363	141
(Decrease) increase, net of businesses acquired
Accounts payable	(7,500)	2,113	2,028
Accrued expenses	1,519	7,243	(19,512)
Accrued interest	(746)	1,910	136
Accrued salaries and wages	(6,721)	8,454	(2,530)
Gaming, pari-mutuel, property and other taxes	3,379	3,933	(44)
Income taxes	19,112	(13,383)	5,193
Other current and noncurrent liabilities	(7,045)	(8,527)	(2,126)
Net cash provided by operating activities	404,823	398,982	262,223
Investing activities
Project capital expenditures, net of reimbursements	(18,740)	(136,548)	(144,707)
Maintenance capital expenditures	(78,505)	(62,692)	(83,438)
Advances to Jamul Tribe	(184,193)	(105,658)	(47,093)
Funds advanced to Jamul Tribe in connection with their refinancing	(98,000)	—	—
Reimbursement of advances with Jamul Tribe	341,864	—	—
Acquisition of land	(3,065)	—	—
Repayment/(Purchase) of note from the previous developer of the Jamul project	30,000	(24,000)	—
Proceeds from sale of property and equipment and assets held for sale	18,210	561	1,665
Investment in joint ventures	—	(2,555)	(1,285)
Decrease in cash in escrow	—	—	18,000
Acquisitions of businesses, gaming and other licenses, net of cash acquired	(86,859)	(450,113)	(118,678)
Net cash used in investing activities	(79,288)	(781,005)	(375,536)
Financing activities
Proceeds from exercise of options	11,601	9,399	9,799
Principal payments on financing obligation with GLPI	(50,548)	(46,885)	(42,222)
Proceeds from issuance of long-term debt, net of issuance costs	122,747	562,076	104,935
Principal payments on long-term debt	(407,662)	(115,195)	(49,541)
Payments of other long-term obligations	(13,772)	(3,307)	(15,000)
Payments of contingent purchase price	(1,807)	—	—
Proceeds from insurance financing	13,119	4,720	28,888
Payments on insurance financing	(13,608)	(15,275)	(18,228)
Tax benefit from stock options exercised	6,896	14,826	10,360
Net cash (used in) provided by financing activities	(333,034)	410,359	28,991
Net (decrease) increase in cash and cash equivalents	(7,499)	28,336	(84,322)
Cash and cash equivalents at beginning of year	237,009	208,673	292,995
Cash and cash equivalents at end of year	$229,510	$237,009	$208,673
Supplemental disclosure
Interest expense paid, net of amounts capitalized	$452,842	$434,175	$418,544
Income taxes (refunds received)/taxes paid	$(11,412)	$5,116	$23,185

Non-cash investing activities
Accrued capital expenditures	$6,749	$5,890	$19,741
Accrued advances to Jamul Tribe	$6,962	$39,625	$7,978

See accompanying notes to the consolidated financial statements.

Non-cash transactions: In conjunction with the purchase price of Rocket Speed on August 1, 2016, the Company increased its acquired assets and other current and noncurrent liabilities by $34.4 million for the fair value of the contingent purchase price consideration at the time of acquisition.  The remaining portion of the purchase price was paid in cash.

In January 2015, a repayment obligation for a hotel and event center near Hollywood Casino Lawrenceburg was assumed by a subsidiary of the Company, which was financed through a loan with the City of Lawrenceburg Department of Redevelopment. This non-cash transaction increased property and equipment, net and total debt by $15.3 million. See Note 9 for further detail.

For the year ended December 31, 2014, the Company recognized an increase to the financing obligation and real property assets of $118.9 million related to the remaining real estate construction costs that were funded by Gaming and Leisure Properties, Inc. for the Hollywood Gaming at Dayton Raceway and Hollywood Gaming at Mahoning Valley Race Course facilities which opened in the third quarter of 2014.  In addition during this same period, the Company recognized an increase to other intangible assets and debt of $150.0 million related to the relocation fees for Hollywood Gaming at Dayton Raceway and Hollywood Gaming at Mahoning (see Note 9). Lastly, the Company increased other intangible assets and accrued expenses for $50.0 million related to the unpaid gaming license fees for Hollywood Gaming at Dayton Raceway and Hollywood Gaming at Mahoning Valley Race Course.  In conjunction with the purchase of Plainridge Racecourse in April 2014, the Company increased its acquired assets and other noncurrent liabilities by $18.5 million for the fair value of the contingent purchase price consideration at the time of acquisition. The remaining portion of the purchase price was paid in cash.

Penn National Gaming, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

1.Business and Basis of Presentation

Penn National Gaming, Inc. (“Penn”) and together with its subsidiaries (collectively, the “Company”) is a geographically diversified, multi-jurisdictional owner and manager of gaming and racing facilities and video gaming terminal operations with a focus on slot machine entertainment. The Company was incorporated in Pennsylvania in 1982 as PNRC Corp. and adopted its current name in 1994, when the Company became a publicly traded company. In 1997, the Company began its transition from a pari-mutuel company to a diversified gaming company with the acquisition of the Charles Town property and the introduction of video lottery terminals in West Virginia. Since 1997, we have continued to expand our gaming operations through strategic acquisitions, greenfield projects, and property expansions. We, along with our joint venture partner, opened Hollywood Casino at Kansas Speedway in February 2012.  In Ohio, the Company opened four new gaming properties, including: Hollywood Casino Toledo in May 2012, Hollywood Casino Columbus in October 2012, Hollywood Gaming at Dayton Raceway in August 2014, and Hollywood Gaming at Mahoning Valley Race Course in September 2014.  In addition, in November 2012, the Company acquired Harrah’s St Louis, which was subsequently rebranded as Hollywood Casino St Louis. In 2015, the Company opened Plainridge Park Casino, an integrated racing and slots-only gaming facility in Plainville, Massachusetts, in June, completed the acquisition of our first Las Vegas strip asset, Tropicana Hotel and Casino in Las Vegas, Nevada in August, and acquired Illinois Gaming Investors, LLC (d/b/a Prairie State Gaming), one of the largest video gaming terminal route operators in Illinois, in September.

In addition, we are now managing Hollywood Casino Jamul-San Diego on the Jamul Indian Village land in trust near San Diego, California, which opened on October 10, 2016. In 2016, Prairie State Gaming also acquired two small video gaming terminal route operators in Illinois.  Finally, the Company recently implemented our interactive gaming strategy through our subsidiary, Penn Interactive Ventures, which included launching our HollywoodCasino.com Play4Fun social gaming platform with Scientific Games and our HollywoodSlots.com mobile social gaming platform with OpenWager.  On August 1, 2016, we completed our acquisition of Rocket Speed, a leading developer of social casino games.

As of December 31, 2016, the Company owned, managed, or had ownership interests in twenty‑seven facilities in the following seventeen jurisdictions: California, Florida, Illinois, Indiana, Kansas, Maine, Massachusetts, Mississippi, Missouri, Nevada, New Jersey, New Mexico, Ohio, Pennsylvania, Texas, West Virginia, and Ontario, Canada. On July 30, 2014, the Company closed its facility in Sioux City, Iowa.  In addition, Beulah Park and Raceway Park in Ohio were closed, as the racetracks were relocated to Hollywood Gaming at Mahoning Valley Race Course and Hollywood Gaming at Dayton Raceway, respectively, both of which opened in the third quarter of 2014.  On January 8, July 31, and September 4, 2016, the Company sold Raceway Park in Toledo, Ohio, Rosecroft Raceway in Prince George’s county, Maryland and Beulah Park in Grove City, Ohio, respectively.

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

2.Principles of Consolidation

The consolidated financial statements include the accounts of Penn and its subsidiaries. Investment in and advances to unconsolidated affiliates, that do not meet the consolidation criteria of the authoritative guidance for voting interest, controlling interest or variable interest entities (“VIEs”), are accounted for under the equity method. All intercompany accounts and transactions have been eliminated in consolidation.

3.Summary of Significant Accounting Policies

Cash and Cash Equivalents

The Company considers all cash balances and highly‑liquid investments with original maturities of three months or less to be cash and cash equivalents.

Concentration of Credit Risk

Financial instruments that subject the Company to credit risk consist of cash and cash equivalents, and accounts receivable.

The Company’s policy is to limit the amount of credit exposure to any one financial institution, and place investments with financial institutions evaluated as being creditworthy, or in short‑term money market and tax‑free bond funds which are exposed to minimal interest rate and credit risk. The Company has bank deposits and overnight repurchase agreements that exceed federally‑insured limits.

Concentration of credit risk, with respect to casino receivables, is limited through the Company’s credit evaluation process. The Company issues markers to approved casino customers only following credit checks and investigations of creditworthiness. Marker balances issued to approved casino customers were $4.4 million at December 31, 2016, compared to $4.7 million at December 31, 2015.

The Company’s receivables of $61.9 million and $45.2 million at December 31, 2016 and 2015, respectively, primarily consist of $5.0 million and $5.2 million, respectively, due from the West Virginia Lottery for gaming revenue settlements and capital reinvestment projects at Hollywood Casino at Charles Town Races, $11.8 million and $5.4 million, respectively, for reimbursement of expenses paid on behalf of Casino Rama and Hollywood Casino Jamul – San Diego, $4.0 million and $5.1 million, respectively, for racing settlements due from simulcasting at Hollywood Casino at Penn National Race Course, $3.4 million and $3.2 million, respectively, for reimbursement of payroll expenses paid on behalf of the Company’s joint venture in Kansas, $10.8 million and $5.5 million, respectively, for cash, credit card and other advances to customers, $3.2 million due from platform providers (Apple, Google, Amazon, Facebook) for social casino game revenues, and markers issued to customers mentioned above.

Accounts are written off when management determines that an account is uncollectible. Recoveries of accounts previously written off are recorded when received. An allowance for doubtful accounts is determined to reduce the Company’s receivables to their carrying value, which approximates fair value. The allowance is estimated based on historical collection experience, specific review of individual customer accounts, and current economic and business conditions. Historically, the Company has not incurred any significant credit‑related losses.

See Note 5 for a discussion of the credit risk associated with our advances to the Jamul Tribe.

Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation. Maintenance and repairs that neither add materially to the value of the asset nor appreciably prolong its useful life are charged to expense as incurred. Gains or losses on the disposal of property and equipment are included in the determination of income.

Depreciation of property and equipment is recorded using the straight‑ line method over the following estimated useful lives:

Land improvements	15	years
Building and improvements	5 to 31	years
Furniture, fixtures, and equipment	3 to 31	years

All costs funded by Penn considered to be an improvement to the real property assets owned by GLPI under the Master Lease are recorded as leasehold improvements.  Leasehold improvements are depreciated over the shorter of the estimated useful life of the improvement or the related lease term.

The estimated useful lives are determined based on the nature of the assets as well as the Company’s current operating strategy.

The Company reviews the carrying value of its property and equipment for possible impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable based on undiscounted estimated future cash flows expected to result from its use and eventual disposition. The factors considered by the Company in performing this assessment include current operating results, trends and prospects, as well as the effect of obsolescence, demand, competition and other economic factors. For purposes of recognizing and measuring impairment in accordance with Financial Accounting Standards Board (the “FASB”) Accounting Standards Codification (“ASC”) 360, “Property, Plant, and Equipment,” assets are grouped at the individual property level representing the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets. In assessing the recoverability of the carrying value of property and equipment, the Company must make assumptions regarding future cash flows and other factors. If these estimates or the related assumptions change in the future, the Company may be required to record an impairment loss for these assets. Such an impairment loss would be recognized as a non‑cash component of operating income.

Goodwill and Other Intangible Assets

At December 31, 2016, the Company had $989.7 million in goodwill and $435.5 million in other intangible assets within its consolidated balance sheet, respectively, resulting from the Company’s acquisition of other businesses and payment for gaming licenses. Two issues arise with respect to these assets that require significant management estimates and judgment: (i) the valuation in connection with the initial purchase price allocation; and (ii) the ongoing evaluation for impairment.

In connection with the Company’s acquisitions, valuations are completed to determine the allocation of the purchase prices. The factors considered in the valuations include data gathered as a result of the Company’s due diligence in connection with the acquisitions, projections for future operations, and data obtained from third-party valuation specialists as deemed appropriate. Goodwill represents the future economic benefits of a business combination measured as the excess purchase price over the fair market value of net assets acquired. Goodwill is tested annually, or more frequently if indicators of impairment exist, in two steps. In step 1 of the impairment test, the current fair value of each reporting unit is estimated using a discounted cash flow model which is then compared to the carrying value of each reporting unit. The Company adjusts the carrying value of each reporting unit that utilizes property that is subject to the Master Lease by an allocation of a pro-rata portion of the GLPI financing obligation based on the reporting unit’s estimated fair value as a percentage of the aggregate estimated fair value of all reporting units that utilize property that is subject to the Master Lease. If the carrying amount of a reporting unit exceeds its fair value in step 1 of the impairment test, then step 2 of the impairment test is performed to determine the implied fair value of goodwill for that reporting unit. If the implied fair value of goodwill is less than the goodwill allocated for that reporting unit, an impairment is recognized.  In the event a reporting unit has a negative carrying amount, the Company first performs a qualitative evaluation to determine if it is more likely than not that a goodwill impairment exists, and if so, it performs a step 2 of the impairment test to measure the amount of the impairment charge, if any.

In accordance with ASC 350, “Intangibles‑Goodwill and Other,” the Company considers its gaming licenses and certain other intangible assets as indefinite‑life intangible assets that do not require amortization based on the Company’s future expectations to operate its gaming facilities indefinitely (notwithstanding our experience in 2014 in Iowa which the Company concluded was an isolated incident and the first time in the Company’s history a gaming regulator has taken an action which could cause it to lose its gaming license) as well as its historical experience in renewing these intangible assets at minimal cost with various state commissions. Rather, these intangible assets are tested annually for impairment, or more frequently if indicators of impairment exist, by comparing the fair value of the recorded assets to their carrying amount. If the carrying amounts of the indefinite‑life intangible assets exceed their fair value, an impairment loss is recognized. The Company completes its testing of its intangible assets prior to assessing the realizability of its goodwill.

The Company assessed the fair value of its indefinite‑life intangible assets (which are primarily gaming licenses) using the Greenfield Method under the income approach. The Greenfield Method estimates the fair value of the gaming license using a discounted cash flow model assuming the Company built a casino with similar utility to that of the existing facility. The method assumes a theoretical start‑up company going into business without any assets other than the intangible asset being valued. As such, the value of the gaming license is a function of the following items:

•

Projected revenues and operating cash flows (including an allocation of the Company’s projected financing payments to its reporting units consistent with how the GLPI financing obligation is allocated);

•	Theoretical construction costs and duration;

•	Pre‑opening expenses; and

•	Discounting that reflects the level of risk associated with receiving future cash flows attributable to the license.

The evaluation of goodwill and indefinite‑life intangible assets requires the use of estimates about future operating results of each reporting unit to determine the estimated fair value of the reporting unit and the indefinite‑lived intangible assets. The Company must make various assumptions and estimates in performing its impairment testing. The implied fair value includes estimates of future cash flows (including an allocation of the Company’s projected financing obligation to its reporting units) that are based on reasonable and supportable assumptions which represent the Company’s best estimates of the cash flows expected to result from the use of the assets including their eventual disposition. Changes in estimates, increases in the Company’s cost of capital, reductions in transaction multiples, changes in operating and capital expenditure assumptions or application of alternative assumptions and definitions could produce significantly different results. Future cash flow estimates are, by their nature, subjective and actual results may differ materially from the Company’s estimates. If the Company’s ongoing estimates of future cash flows are not met, the Company may have to record additional impairment charges in future accounting periods. The Company’s estimates of cash flows are based on the current regulatory and economic climates, recent operating information and budgets of the various properties where it conducts operations. These estimates could be negatively impacted by changes in federal, state or local regulations, economic downturns, or other events affecting the Company’s properties.

Forecasted cash flows (based on the Company’s annual operating plan as determined in the fourth quarter) can be significantly impacted by the local economy in which its reporting units operate. For example, increases in unemployment rates can result in decreased customer visitations and/or lower customer spend per visit. In addition, the impact of new legislation which approves gaming in nearby jurisdictions or further expands gaming in jurisdictions where the Company’s reporting units currently operate can result in opportunities for the Company to expand its operations. However, it also has the impact of increasing competition for the Company’s established properties which generally will have a negative effect on those locations’ profitability once competitors become established as a certain level of cannibalization occurs absent an overall increase in customer visitations. Additionally, increases in gaming taxes approved by state regulatory bodies can negatively impact forecasted cash flows.

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

Once an impairment of goodwill or other indefinite‑life intangible assets has been recorded, it cannot be reversed. Because the Company’s goodwill and indefinite‑life intangible assets are not amortized, there may be volatility in reported income because impairment losses, if any, are likely to occur irregularly and in varying amounts. Intangible assets that have a definite‑life are amortized on a straight‑line basis over their estimated useful lives or related service contract. The Company reviews the carrying value of its intangible assets that have a definite‑life for possible impairment whenever events or changes in circumstances indicate that their carrying value may not be recoverable. If the carrying amount of the intangible assets that have a definite‑life exceed their fair value, an impairment loss is recognized.

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

Debt Issuance Costs

Debt issuance costs that are incurred by the Company in connection with the issuance of debt are deferred and amortized to interest expense using the effective interest method over the contractual term of the underlying indebtedness.  These costs are classified as a direct reduction of long-term debt on the Company’s consolidated balance sheets in accordance with guidance issued in April 2015 by the FASB to simplify the presentation of debt issuance costs in the balance sheet.

Self-Insurance Reserves

The Company is self-insured for employee health coverage, general liability and workers compensation up to certain stop loss amounts.  The Company uses a reserve method for each reported claim plus an allowance for claims incurred but not yet reported to a fully developed claims reserve method based on an actuarial computation of ultimate liability.  Self-insurance reserves are included in accrued expenses on our consolidated balance sheets.

Contingent Purchase Price

The consideration for the Company’s acquisitions often includes future payments that are contingent upon the occurrence of a particular event. The Company records an obligation for such contingent payments at fair value at the acquisition date.

The Company revalues its contingent consideration obligations each reporting period. Changes in the fair value of the contingent consideration obligation are recognized in the Company’s consolidated statements of operations as a component of general and administrative expense.  Changes in the fair value of the contingent purchase price obligation can result from changes to one or multiple inputs, including adjustments to the discount rate and changes in the assumed probabilities of successful achievement of certain financial targets.

Other Comprehensive Income

The Company accounts for comprehensive income in accordance with ASC 220, “Comprehensive Income,” which establishes standards for the reporting and presentation of comprehensive income in the consolidated financial statements. The Company presents comprehensive income in two separate but consecutive statements. For the years ended December 31, 2016, 2015 and 2014, the only component of accumulated other comprehensive income was foreign currency translation adjustments.

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

Food, beverage, hotel and other revenue, including racing revenue, is recognized as services are performed. Racing revenue includes the Company’s share of pari-mutuel wagering on live races after payment of amounts returned as winning wagers, its share of wagering from import and export simulcasting, and its share of wagering from its off-track wagering facilities (“OTWs’).

Revenue from our management service contracts for Casino Rama and Hollywood Casino Jamul – San Diego are based upon contracted terms and are recognized when services are performed and collection is reasonably assured.

The Company records revenues generated from its management service contract and licensing contract with the Jamul Tribe, as well as interest income associated with advances to the Jamul Tribe in accordance with ASC 605-25 “Multiple Element Arrangements.”  The fair value of each arrangement element is based on the separate standalone selling price determined by either vendor-specific objective evidence (“VSOE”), if available, or third-party evidence ("TPE") if VSOE is not available.  We concluded revenues generated with respect to each element contained within the arrangement is representative of the separate standalone selling price which is reflective of fair value.

Revenues include reimbursable costs associated with the Company’s management contract with Jamul Indian Village of California (the “Jamul Tribe”), which represent amounts received or due pursuant to the Company’s management agreement for the reimbursement of expenses, primarily payroll costs, incurred on their behalf. The Company recognizes the reimbursable costs associated with this contract as revenue on a gross basis, with an offsetting amount charged to operating expense as it is the primary obligor for these costs.

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

The amounts included in promotional allowances for the years ended December 31, 2016, 2015 and 2014 are as follows (in thousands):

Year ended December 31,	2016	2015	2014
Rooms	$39,352	$34,708	$33,513
Food and beverage	126,438	111,144	106,908
Other	8,871	9,135	9,898
Total promotional allowances	$174,661	$154,987	$150,319

The estimated cost of providing such complimentary services for the years ended December 31, 2016, 2015 and 2014 are as follows (in thousands):

Year ended December 31,	2016	2015	2014
Rooms	$5,291	$4,199	$3,664
Food and beverage	48,497	44,012	44,325
Other	3,518	3,582	3,635
Total cost of complimentary services	$57,306	$51,793	$51,624

Player Loyalty Programs

The Company has a nationwide branding initiative and loyalty program, called Marquee Rewards.  Marquee Rewards allows customers to earn points that are redeemable for slot play and complementaries.  Complimentaries are usually in the form of monetary discounts and other rewards which generally can only be redeemed at our restaurant, hotel, retail and spa facilities.  These points expire on a monthly basis after six months of inactivity. Customers earn points for their play across the vast majority of the Company’s casinos and can concurrently redeem them at our casinos.

The Company’s player loyalty liability recorded within accrued expenses on the consolidated balance sheets was $14.2 million and $13.8 million at December 31, 2016 and 2015, respectively.  These liabilities are based on expected redemption rates and the estimated costs of the services or merchandise to be provided.  These assumptions are periodically evaluated by comparing historical redemption experience and projected trends.

Gaming and Racing Taxes

The Company is subject to gaming and pari‑mutuel taxes based on gross gaming revenue and pari‑mutuel revenue in the jurisdictions in which it operates. The Company primarily recognizes gaming and pari‑mutuel tax expense based on the statutorily required percentage of revenue that is required to be paid to state and local jurisdictions in the states where or in which wagering occurs. In certain states in which the Company operates, gaming taxes are based on graduated rates. The Company records gaming tax expense at the Company’s estimated effective gaming tax rate for the year, considering estimated taxable gaming revenue and the applicable rates. Such estimates are adjusted each interim period. If gaming tax rates change during the year, such changes are applied prospectively in the determination of gaming tax expense in future interim periods. For the years ended December 31, 2016, 2015 and 2014, these expenses, which are recorded primarily within gaming expense in the consolidated statements of operations, were $962.7 million, $921.6 million, and $821.1 million, respectively.

Payments related to the Master Lease

As of December 31, 2016, the Company financed with GLPI real property assets associated with eighteen of the Company’s gaming and related facilities used in the Company’s operations.

The payment structure under the Master Lease, which became effective November 1, 2013, includes a fixed component, a portion of which is subject to an annual escalator of up to 2% if certain coverage ratio thresholds are met, and a component that is based on the performance of the facilities, which is prospectively adjusted, subject to a floor of zero (i) every five years by an amount equal to 4% of the average change to net revenues of all facilities under the Master Lease (other than Hollywood Casino Columbus and Hollywood Casino Toledo) during the preceding five years, and (ii) monthly by an amount equal to 20% of the change in net revenues of Hollywood Casino Columbus and Hollywood Casino Toledo during the preceding month. In addition, with the openings of Hollywood Gaming at Dayton Raceway and Hollywood Gaming at Mahoning Valley Race Course in the third quarter of 2014, the Company’s annual payments related to the Master Lease increased by approximately $19 million, which approximates ten percent of the real estate construction costs paid for by GLPI related to these facilities.

In April 2014, an amendment to the Master Lease was entered into in order to revise certain provisions relating to the Sioux City property.  In accordance with the amendment, upon the cessation of gaming operations at Argosy Casino Sioux City on July 30, 2014 due to the termination of its gaming license, the annual payment to GLPI was reduced by $6.2 million. Additionally, the Company finalized its calculation of the coverage ratio in accordance with the appropriate provisions of the Master Lease to determine if an annual base payment escalator is due.  The calculation of the escalator resulted in an increase to the Company’s annual payment of $4.5 million, $5.0 million and $3.2 million starting on November 1, 2016, 2015 and 2014, respectively.

The Master Lease is commonly known as a triple-net lease. Accordingly, in addition to the required payments to GLPI, the Company is required to pay the following, among other things: (1) all facility maintenance; (2) all insurance required in connection with the leased properties and the business conducted on the leased properties; (3) taxes levied on or with respect to the leased properties (other than taxes on the income of the lessor); and (4) all utilities and other services necessary or appropriate for the leased properties and the business conducted on the leased properties. At the Company’s option, the Master Lease may be extended for up to four five‑year renewal terms beyond the initial fifteen‑year term, on the same terms and conditions.

Total payments made to GLPI under the Master Lease were $442.3 million, $437.0 million and $421.4 million for the years ended December 31, 2016, 2015 and 2014, respectively.

Earnings Per Share

The Company calculates earnings per share (“EPS”) in accordance with ASC 260, “Earnings Per Share” (“ASC 260”). Basic EPS is computed by dividing net income applicable to common stock by the weighted‑average number of common shares outstanding during the period. Diluted EPS reflects the additional dilution for all potentially‑dilutive securities such as stock options and unvested restricted shares.

During 2016, the Company’s 8,624 outstanding shares of Series C Preferred Stock were sold by the holders of these securities, and therefore automatically converted to 8,624,000 shares of common stock under previously agreed upon terms.  As a result there are no longer any outstanding shares of Series C Preferred Stock as of December 31, 2016.  At December 31, 2015 and 2014, the Company had outstanding 8,624 shares of Series C Preferred Stock. The Company determined that the preferred stock qualified as a participating security as defined in ASC 260 since these securities participate in dividends with the Company’s common stock. In accordance with ASC 260, a company is required to use the two‑class method when computing EPS when a company has a security that qualifies as a “participating security.” The two‑class method is an earnings allocation formula that determines EPS for each class of common stock and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings. A participating security is included in the computation of basic EPS using the two‑class method. Under the two‑class method, basic EPS for the Company’s common stock is computed by dividing net income applicable to common stock by the weighted‑average common shares outstanding during the period. Diluted EPS for the Company’s common stock is computed using the more dilutive of the two‑class method or the if-converted method.

Since the Company’s preferred shareholders are not obligated to fund the losses of the Company nor is the contractual principal of the Series C Preferred Stock reduced as a result of losses incurred by the Company, no allocation of the Company’s undistributed losses resulting from the net loss for the years ended December 31, 2014 is required. As such, since the Company reported a net loss for the years ended December 31, 2014, it was required by ASC 260 to use basic weighted-average common shares outstanding which totaled 78.4 million for those respective periods, rather than diluted weighted-average common shares outstanding, when calculating diluted EPS.

The following table sets forth the allocation of net income for the year ended December 31, 2016 and 2015 under the two class method:

Year ended December 31,	2016	2015
	(in thousands)
Net income	$109,310	$686
Net income applicable to preferred stock	8,662	67
Net income applicable to common stock	$100,648	$619

The following table reconciles the weighted‑average common shares outstanding used in the calculation of basic EPS to the weighted‑average common shares outstanding used in the calculation of diluted EPS for the year ended December 31, 2016 and 2015:

Year ended December 31,	2016	2015
	(in thousands)
Determination of shares:
Weighted-average common shares outstanding	82,929	80,003
Assumed conversion of dilutive employee stock-based awards	1,299	2,217
Assumed conversion of restricted stock	42	60
Diluted weighted-average common share outstanding before participating security	84,270	82,280
Assumed conversion of preferred stock	7,137	8,624
Diluted weighted-average common shares outstanding	91,407	90,904

Options to purchase 3,036,819 shares, 1,635,929 shares and 6,633,622 shares were outstanding during the years ended December 31, 2016, 2015 and 2014, respectively, but were not included in the computation of diluted EPS because they were antidilutive.

The following table presents the calculation of basic and diluted EPS for the Company’s common stock for the year ended December 31, 2016 and 2015 (in thousands, except per share data):

Year ended December 31,	2016	2015
Calculation of basic EPS:
Net income applicable to common stock	$100,648	$619
Weighted-average common shares outstanding	82,929	80,003
Basic EPS	$1.21	$0.01
Calculation of diluted EPS using two class method:
Net income applicable to common stock	$100,648	$619
Diluted weighted-average common shares outstanding before participating security	84,270	82,280
Diluted EPS	$1.19	$0.01

Stock‑Based Compensation

The Company accounts for stock compensation under ASC 718, “Compensation‑Stock Compensation,” which requires the Company to expense the cost of employee services received in exchange for an award of equity instruments based on the grant‑date fair value of the award. This expense is recognized ratably over the requisite service period following the date of grant.

The fair value for stock options was estimated at the date of grant using the Black‑Scholes option‑pricing model, which requires management to make certain assumptions. The risk‑free interest rate was based on the U.S. Treasury spot rate with a term equal to the expected life assumed at the date of grant. Expected volatility was estimated based on the historical volatility of the Company’s stock price over a period of 5.40 years, in order to match the expected life of the options at the grant date. Historically, at the grant date, there has been no expected dividend yield assumption since the Company has not paid any cash dividends on its common stock since its initial public offering in May 1994 and since the Company intends to retain all of its earnings to finance the development of its business for the foreseeable future. The weighted‑average expected life was based on the contractual term of the stock option and expected employee exercise dates, which was based on the historical and expected exercise behavior of the Company’s employees.

The following are the weighted‑average assumptions used in the Black‑Scholes option‑pricing model for the years ended December 31, 2016, 2015 and 2014:

	2016	2015	2014

Risk-free interest rate	1.20%	1.54%	1.68%
Expected volatility	31.23%	36.68%	44.80%
Dividend yield	—	-	-
Weighted-average expected life (years)	5.40	5.45	5.45

See Note 14 for a discussion on the impact of the Spin‑Off on the Company’s stock‑based equity awards.

Segment Information

The Company’s Chief Executive Officer and President, who is the Company’s Chief Operating Decision Maker (“CODM”) as that term is defined in ASC 280, “Segment Reporting” (“ASC 280”), measures and assesses the Company’s business performance based on regional operations of various properties grouped together based primarily on their geographic locations. During the second quarter of 2016, the Company changed its three reportable segments from East/Midwest, West and Southern Plains to Northeast, South/West, and Midwest in connection with the addition of a new regional vice president and a realignment of responsibilities within our segments.  This realignment changed the manner in which information is provided to the CODM and therefore how performance is assessed and resources are allocated to the business.

The Northeast reportable segment consists of the following properties: Hollywood Casino at Charles Town Races, Hollywood Casino Bangor, Hollywood Casino at Penn National Race Course, Hollywood Casino Toledo, Hollywood Casino Columbus, Hollywood Gaming at Dayton Raceway, which opened on August 28, 2014, Hollywood Gaming at Mahoning Valley Race Course, which opened on September 17, 2014, and Plainridge Park Casino, which opened on June 24, 2015. It also includes the Company’s Casino Rama management service contract.

The South/West reportable segment consists of the following properties: Zia Park Casino, Hollywood Casino Tunica, Hollywood Casino Gulf Coast, Boomtown Biloxi, M Resort, and Tropicana Las Vegas, which was acquired on August 25, 2015, as well as Hollywood Casino Jamul-San Diego, which opened on October 10, 2016, which we operate under our management contract with the Jamul Tribe.

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

The Other category consists of the Company’s standalone racing operations, namely Rosecroft Raceway, which was sold on July 31, 2016, Sanford-Orlando Kennel Club, and the Company’s joint venture interests in Sam Houston Race Park, Valley Race Park, and Freehold Raceway. If the Company is successful in obtaining gaming operations at these locations, they would be assigned to one of the Company’s regional executives and reported in their respective reportable segment. The Other category also includes the Company’s corporate overhead operations, which does not meet the definition of an operating segment under ASC 280. Additionally, Penn Interactive Ventures, the Company’s wholly-owned subsidiary which represents its social online gaming initiatives, including the recently acquired Rocket Speed, meets the definition of an operating segment under ASC 280, but is quantitatively not significant to the Company’s operations as it represents 0.8% of net revenues and 0.4% of income from operations for the year ended December 31, 2016.

In addition to GAAP financial measures, management uses adjusted EBITDA as an important measure of the operating performance of its segments, including the evaluation of operating personnel and is especially relevant in evaluating large, long lived casino projects because it provides a perspective on the current effects of operating decisions separated from the substantial non-operational depreciation charges and financing costs of such projects. The Company defines adjusted EBITDA as earnings before interest, taxes, stock compensation, debt extinguishment charges, impairment charges, insurance recoveries and deductible charges, depreciation and amortization, changes in the estimated fair value of contingent purchase price, gain or loss on disposal of assets, and other income or expenses. Adjusted EBITDA is also inclusive of income or loss from unconsolidated affiliates, with the Company’s share of non-operating items (such as depreciation and amortization) added back for its joint venture in Kansas Entertainment. Adjusted EBITDA excludes payments associated with our Master Lease agreement with GLPI as the transaction is accounted for as a financing obligation. Adjusted EBITDA should not be construed as an alternative to income from operations, as an indicator of the Company’s operating performance, as an alternative to cash flows from operating activities, as a measure of liquidity, or as any other measure of performance determined in accordance with GAAP. The Company has significant uses of cash flows, including capital expenditures, interest payments, taxes and debt principal repayments, which are not reflected in adjusted EBITDA.

The prior year amounts were reclassified to conform to the Company’s new reporting structure in accordance with ASC 280. See Note 15 for further information with respect to the Company’s segments.

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

Variable Interest Entities

In accordance with the authoritative guidance of ASC 810, “Consolidation” (“ASC 810”), the Company consolidates a VIE if the Company is the primary beneficiary, defined as the party that has both the power to direct the activities that most significantly impact the VIE’s economic performance and the obligation to absorb losses of or the right to receive benefits from the VIE that could potentially be significant to the VIE. A variable interest is a contractual, ownership or other interest that changes with changes in the fair value of the VIE’s net assets exclusive of variable interests. To determine whether a variable interest the Company holds could potentially be significant to the VIE, the Company considers both qualitative and quantitative factors regarding the nature, size and form of its involvement with the VIE. The Company assesses whether it is the primary beneficiary of a VIE or the holder of a significant variable interest in a VIE on an on-going basis for each such interest.

Certain Risks and Uncertainties

The Company faces intense gaming competition in most of the markets where its properties operate. Certain states are currently considering or implementing legislation to legalize or expand gaming. Such legislation presents potential opportunities for the Company to establish new properties; however, this also presents potential competitive threats to the Company’s existing properties. For example, the Company’s facility in Charles Town, West Virginia generated approximately 10% or more of our net revenues has faced new sources of significant competition. Namely, Hollywood Casino at Charles Town Races faced increased competition from the Baltimore, Maryland market, which includes Maryland Live!, Horseshoe Casino Baltimore, which opened at the end of August 2014, and most recently, MGM National Harbor, which opened in December 2016.

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

4.New Accounting Pronouncements

Accounting Pronouncements Implemented in 2016

In September 2015, the FASB issued ASU No. 2015-16, “Business Combinations (Topic 805) -Simplifying the Accounting for Measurement Period Adjustments.” This accounting standard seeks to simplify the accounting related to business combinations. Prior to the issuance of this standard, US GAAP required a retrospective adjustment for provisional amounts recognized during the measurement periods when facts and circumstances that existed at the measurement date, if known, would have affected the measurement of the accounts initially recognized. This standard eliminates the requirement for retrospective adjustments and requires adjustments to the consolidated financial statements as needed in current period earnings for the full effect of changes.  The new guidance is effective for fiscal years and for interim periods within those fiscal years after December 15, 2015.  The adoption of this pronouncement did not have a material impact to the Company’s consolidated financial statements.

In February 2015, the FASB issued ASU No. 2015-02, “Consolidation (Topic 810) – Amendments to the Consolidation Analysis,” consisting of new consolidation guidance which modifies the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. The main provisions of the new guidance includes modifying the evaluation of whether limited partnerships and similar legal entities are VIEs or voting interest entities, the evaluation of fees paid to a decision maker or a service provider as a variable interest, and the effect of fee arrangements and related parties on the primary beneficiary determination, as well as provides a scope exception for certain investment funds. The new guidance is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. A reporting entity may apply the new guidance using a modified retrospective approach by recording a cumulative-effect adjustment to equity as of the beginning of the fiscal year of adoption. A reporting entity also may apply the new guidance retrospectively. The adoption of this pronouncement had no impact to the Company’s consolidated financial statements.

New Accounting Pronouncements to be Implemented

In March 2016, the FASB issued ASU No. 2016-09, “Compensation - Stock Compensation (Topic 718) – Improvements to Employee Share-Based Payment Accounting.”  The amendments are intended to improve the accounting for employee share-based payments and affect all organizations that issue share-based payment awards to their employees.  Several aspects of the accounting for share-based payment award transactions are simplified, including: (a) income tax consequences; (b) classification of awards as either equity or liabilities; and (c) classification on the statement of cash flows.  The new guidance is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2016.  Early adoption is permitted for any organization in any interim or annual period.  Management will adopt this change in accounting principle in 2017.

In March 2016, the FASB issued ASU No. 2016-07, "Investments – Equity Method and Joint Ventures (Topic 323) - Simplifying the Transition to the Equity Method of Accounting." This new guidance eliminates the requirement to apply the equity method of accounting, upon obtaining significant influence, as if it was applied to the investment from inception. Instead, at the date significant influence is obtained, companies should add the cost of the additional interest acquired to the current basis of the investment and apply the equity method prospectively. If an available-for-sale security becomes eligible for the equity method of accounting, any unrealized gains or losses within accumulated other comprehensive income should be recognized within earnings on the date the investment becomes qualified for use of the equity method. The new guidance is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2016. Early adoption is permitted. The Company does not anticipate a material impact from this new guidance.

In August 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows (Topic 230) – Clarification of Certain Cash Receipts and Cash Payments.”  The amendments are intended to address diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows.  The amendments provide guidance on the following specific cash flow issues: (a) debt prepayment or debt extinguishment costs; (b) settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing; (c) contingent consideration payments made after a business combination; (d) proceeds from the settlement of insurance claims; (e) proceeds from the settlement of corporate-owned life insurance policies, including bank-owned life insurance policies; (f) distributions received from equity method investees; (g) beneficial interest in securitization transactions; and (h) separately identifiable cash flows and application of the predominance principle.  The new guidance is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2017.  Early adoption is permitted, including adoption in an interim period.  An entity that elects early adoption must adopt all of the amendments in the same period.  The Company is currently assessing the impact that the adoption of these amendments will have on our consolidated statements of cash flows and related disclosures.

In October 2016, the FASB issued ASU No. 2016-16, “Income Taxes (Topic 740) - Intra-Entity Transfers of Assets Other Than Inventory.” The new guidance requires that entities recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs, rather than when the asset is sold to an outside party. The new guidance is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2017. Early adoption is permitted as of the beginning of an annual reporting period. The new guidance requires adoption on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. The Company is currently assessing the impact that the adoption of this new guidance will have on our consolidated financial statements and related disclosures.

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606),” which impacts virtually all aspects of an entity’s revenue recognition. The core principle of Topic 606 is that revenue should be recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In July 2015, the FASB deferred the effective date of the standard by one year which results in the new standard being effective for the Company at the beginning of its first quarter of fiscal year 2018. In addition, during March, April and May 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net), ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing and ASU 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients, respectively, which clarified the guidance on certain items such as reporting revenue as a principal versus agent, identifying performance obligations, accounting for intellectual property licenses, assessing collectability and presentation of sales taxes. Management has not yet completed its assessment of the impact of the new standard on the Company’s consolidated financial statements.  Although the Company is currently assessing the impact that the adoption of the new standard will have on its consolidated financial statements and related disclosures, we do believe that one area it will result in changes to is our accounting for loyalty points that are earned by our customers. The Company’s Marquee Rewards program allows customers, who are members and utilize their rewards membership card to earn promotional points that are redeemable for slot play and complimentaries. The accumulated points can be redeemed for food and beverages at our restaurants, and products offered at our retail stores across the vast majority of Penn’s casino properties. The estimated liability for unredeemed points is currently accrued based on expected redemption rates and the estimated costs of the services or merchandise to be provided.  Under the new standard, we will need to defer the full retail value of the complimentaries until the future revenue transaction occurs.  Although the exact amount of the increase to our point liabilities has not yet been determined, we do not anticipate it will have a significant impact on our earnings.  Additionally, at this time, we expect to adopt Topic 606 using the modified retrospective method on January 1, 2018.  The Company is continuing to evaluate the new guidance both internally and through following the industry working group and plans to provide additional information at a future date.

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842),” which will require, among other items, lessees to recognize a right-of-use asset and a lease liability for most leases. Extensive quantitative and qualitative disclosures, including significant judgments made by management, will be required to provide greater insight into the extent of revenue and expense recognized and expected to be recognized from existing contracts. The accounting applied by a lessor is largely unchanged from that applied under the current standard. The standard must be adopted using a modified retrospective transition approach and provides for certain practical expedients. The new guidance is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2018, with early adoption permitted.  Management has not yet completed its assessment of the impact of the new standard on the Company’s consolidated financial statements.  However, the Company has numerous operating leases which, under the new standard, will need to be reported as an asset and a liability on our balance sheet.  The precise amount of this asset and liability will be determined based on the leases that exist at the Company on the date of adoption.

In January 2017, the FASB issued ASU No. 2017-01, “Business Combinations (Topic 805) : Clarifying the Definition of a Business,” in an effort to clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The new guidance is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2017. The Company is currently assessing the impact that the adoption of this new guidance will have on our consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-04, “Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment.” This new guidance removed step two of the goodwill impairment test and specifies that an entity will recognize an impairment loss for the amount by which a reporting unit’s carrying amount exceeds its fair value. The new guidance is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2019, with early adoption permitted on January 1, 2017. The Company is evaluating this new guidance and intends to early adopt the new guidance in 2017.

5.Acquisitions and Other Recent Business Ventures

Rocket Speed, Inc.

On August 1, 2016, the Company acquired 100% of the outstanding equity securities of social casino game developer, Rocket Speed, Inc. (f/k/a Rocket Games, Inc., (“Rocket Speed”)), for initial cash consideration of $60.5 million subject to customary working capital adjustments.  The Stock Purchase Agreement includes contingent consideration payments over the next two years that will be based on a multiple of 6.25 times Rocket Games’ then-trailing twelve months of earnings before interest, taxes, depreciation and amortization, subject to a cap of $110 million.  Up to $10 million of the contingent consideration is accounted for as compensation as it is tied to continued employment over a two year period. The acquisition was funded by Penn with cash on hand and revolving commitments under the

Company’s senior secured credit facility.  The preliminary fair value of the contingent purchase price was estimated to be $34.4 million at the acquisition date based on an income approach by applying an option pricing method to the Company’s internal earning projections using a Monte Carlo simulation.  This acquisition complements Penn’s interactive gaming strategy through its wholly-owned subsidiary Penn Interactive Ventures which is included in the Other category. The preliminary purchase price allocation is detailed in the table below (in thousands).  Current assets includes $4.1 million of cash acquired.

Following the preliminary fair values reported in the Company’s 10-Q for the period ended September 30, 2016, additional analysis was performed on our initial contingent purchase price liability.  This resulted in an adjustment to our contingent purchase price at the acquisition date of $21.6 million to $34.4 million.  Additionally, acquisition date fair values for goodwill, intangible assets and deferred tax liabilities also decreased by $14.5 million, $8.0 million and $1.7 million, respectively, as compared to the provisional amounts previously reported at September 30, 2016, as a result of measurement period adjustments from obtaining final information underlying the identified intangible assets.  The Company shortened the useful life assumptions for certain of its intangible assets which, in connection with the decrease in fair values of intangibles, would have resulted in $0.9 million of additional amortization expense for the two months ended September 30, 2016, that was recorded in the three months ended December 31, 2016.

August 1, 2016

Current assets	$ 7,738
Fixed assets	235
Goodwill	67,164
Other intangible assets	35,383
Other assets	73
Total assets	$ 110,593

Current liabilities	$ 5,350
Deferred taxes	10,268
Other liabilities	100
Total liabilities	15,718
Cash paid	60,489
Contingent purchase price	34,386
Total consideration transferred	$ 110,593

Developed technology intangible	$ 17,969
User base intangible	11,563
Non-compete agreements intangible	5,851
Other intangible assets	$ 35,383

The developed technology intangible represents the intellectual property embodied by the developed, completed gaming apps of the Rocket Speed as of the acquisition date.  The Company used a multiple period excess earnings model under the income approach to estimate the fair value for this intangible asset and are amortizing the asset over four years on an accelerated basis.  The user base intangible asset represents the estimated value of the acquired customer database. The Company used a replacement cost method to estimate the fair value for this intangible asset and are amortizing it on an accelerated basis over two years.  Non-compete agreements limit specific employees from competing in related businesses.  The Company used a with-and-without method under the income approach to estimate the fair value for this intangible asset and will amortize it over four years consistent with the length of the agreements.

The acquisition of Rocket Speed resulted in an increase the the Company’s reported net revenues of $17.3 million for the year ended December 31, 2016.  Additionally, prior to the acquisition date, the Company incurred transactions costs of $1.0 million, which were reported in general and administrative expenses for the year ended December 31, 2016.

Slot Kings and Bell Gaming

On October 3, 2016 and November 1, 2016, the Company acquired 100% of Slot Kings, LLC and Bell Gaming, LLC for $17.1 million and $10.8 million, respectively, in all cash transactions.  The transactions were funded by revolving commitments under the Company’s amended senior secured credit facility.  The results of Slot Kings and Bell Gaming have been included in the Company’s consolidated financial statements since the acquisition dates.  The Company’s preliminary purchase price allocations included $10.5 million in goodwill and $16.6 million in other intangible assets related to acquired customer contracts, as a result of these transactions.  The goodwill recognized for these two transactions is deductible for tax purposes.  The acquisitions of Slot Kings and Bell Gaming did not materially impact the 2016 consolidated results of operations.

Tropicana Las Vegas

On August 25, 2015, the Company acquired 100% of Tropicana Las Vegas Hotel and Casino in Las Vegas, Nevada from Trilliant Gaming Nevada, Inc. for the purchase price of $357.7 million.  The purchase price for this cash transaction was funded by revolving commitments under the Company’s existing senior secured credit facility and approximately $280 million of incremental commitments under an amended senior secured credit facility.  The results of the Tropicana Las Vegas facility have been included in the Company’s consolidated financial statements since the acquisition date. The preliminary purchase price allocation is detailed in the table below (in thousands). Current assets includes $8.0 million of cash acquired.

Tropicana Las Vegas, located on the strip in Las Vegas, Nevada, is situated on a 35-acre land parcel at the corner of Tropicana Boulevard and Las Vegas Boulevard. The resort features 1,183,984 of property square footage with 775 slot machines and 36 table games. Tropicana Las Vegas offers 1,470 guest rooms, a sports book, three full services restaurants, a food court, a 1,200-seat performance theater, a 300-seat comedy club, over 100,000 square feet of exhibition and meeting space, and a five-acre tropical beach event area and spa.  The Company believes this acquisition fulfilled our strategic objective of obtaining a presence on the Las Vegas Strip.

August 25, 2015

Current assets	$ 15,966
Property and equipment, net	365,492
Goodwill	14,821
Other assets	4,553
Total assets	$ 400,832

Current liabilities	$ 25,755
Other liabilities	17,417
Total liabilities	43,172
Cash paid / total consideration transferred	357,660

Prairie State Gaming

On September 1, 2015, the Company acquired 100% of Prairie State Gaming from The Robert H. Miller Trust and Illinois Funding, LLC in an all cash transaction.  The transaction was funded by revolving commitments under the

Company’s amended senior secured credit facility.  The results of Prairie State Gaming have been included in the Company’s consolidated financial statements since the acquisition date. The Company recorded $22.9 million and $15.7 million in goodwill and other intangible assets, respectively, from this transaction.

Prairie State Gaming is one of the largest slot-route operators in Illinois with operations that included, at the time of acquisition, more than 1,100 video gaming terminals across a network of 270 bar and retail gaming establishments throughout Illinois.  The Company intends to leverage our gaming experience, relationships, and purchasing power to improve PSG’s performance and expand its network.

The unaudited pro forma financial information for the periods set forth below gives effect to the 2015 acquisitions described above as if they had occurred as of January 1, 2015.  This incorporates the impacts on depreciation and amortization expense resulting from the Company’s purchase accounting adjustments to the acquired assets and liabilities. The pro forma results for the 2016 acquisitions are not materially different than reported results.  The pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had the acquisitions been consummated as of that time (in thousands):

Pro Forma Financial Information (Unaudited)

Year ended December 31,	2015
Net Revenues	$3,154,848
Income from continuing operations	540,992

The acquisitions of Tropicana Las Vegas Hotel and Casino and Prairie State Gaming resulted in an increase to the Company’s reported net revenues of $57.3 million and a decrease of $3.0 million to income from continuing operations for the year ended December 31, 2015.  Additionally, prior to the acquisition dates, the Company incurred transaction costs of $1.9 million, which were reported in general and administrative expenses for the year ended December 31, 2015.

Jamul Indian Village

On April 5, 2013, the Company announced that, subject to final National Indian Gaming Commission approval, it and the Jamul Tribe had entered into definitive agreements to assist the Jamul Tribe in the development of a Hollywood Casino‑branded casino on the Jamul Tribe’s trust land in San Diego County, California. The definitive agreements were entered into to: (i) secure the development, management, and branding services of the Company to assist the Jamul Tribe during the pre‑development and entitlement phase of the project; (ii) set forth the terms and conditions under which the Company will provide a loan or loans to the Jamul Tribe to fund certain development costs; and (iii) create an exclusive arrangement between the parties.

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

The Company considered whether the arrangement with the Jamul Tribe represents a variable interest that should be accounted for pursuant to the VIE subsections of ASC 810. The Company noted that the scope and scope exceptions of ASC 810-10-15-12(e) states that a reporting entity shall not consolidate a government organization or financing entity established by a government organization (other than certain financing entities established to circumvent the provisions of the VIE subsections of ASC 810).  Based on the status of the Tribe as a government organization, the Company concluded its arrangement with the Jamul Tribe is not within the scope defined by ASC 810.

Hollywood Casino Jamul – San Diego is a three-story gaming and entertainment facility of approximately 200,000 square feet featuring 1,731 slot machines, 40 live table games, multiple restaurants, bars and lounges and a partially enclosed parking structure with over 1,800 spaces.  In mid-January 2014, the Company announced the commencement of construction activities at the site.  The facility opened to the public on October 10, 2016. The Company currently provides a portion of the financing to the Jamul Tribe in connection with the project and, following the opening, now manages and provides branding for the casino.

The Company is accounting for the development agreement and related loan commitment letter with the Jamul Tribe as a loan (the “Loan”) with accrued interest in accordance with ASC 310, “Receivables.”  The Loan represented advances made by the Company to the Jamul Tribe for the development and construction of a gaming facility for the Jamul Tribe on reservation land.  As such, the Jamul Tribe owns the casino and its related assets and liabilities. Repayment of funds advanced to the Jamul Tribe is primarily predicated on cash flows from the operations of the facility.  San Diego Gaming Ventures, LLC (a wholly-owned subsidiary of the Company) is a separate legal entity and, following completion of the project and subsequent commencement of gaming operations on the Property, is the Penn entity that receives management and licensing fees from the Jamul Tribe. The Company’s Loan with the Jamul Tribe totaled $197.7 million and $62.0 million, which includes accrued interest of $13.9 million, and $3.3 million, at December 31, 2015 and 2014, respectively.

Additionally, in December 2015, the Company entered into an agreement to purchase a $60 million subordinated note from the previous developer of the Jamul Indian Village project for $24 million.  Interest on this subordinated Note, as of the effective date and at all times thereafter until the Loans has been paid in full, shall accrue as follows: as of the effective date, no interest shall accrue initially; at the opening date, interest shall accrue at a simple fixed rate of 4.25% per annum.  The subordinated Note is subordinated to the Loan, and payments on the subordinated Note may only be made after all necessary payments are made on the Loan subject to certain limitations.  The Company recorded the subordinated Note at its acquisition price of $24 million, which was considered to be its fair value. The Company has concluded that the $24 million carrying value, which is recorded within other assets on the consolidated balance sheet at December 31, 2015, represents the expected cash flows to be received. As described below, this subordinated note was repaid in connection with the Jamul Tribe refinancing of its existing indebtedness and the Company received a $6 million premium which is being accounted for as an origination fee on our new loan with the Tribe.

On October 20, 2016, the Jamul Tribe obtained long term secured financing, consisting of revolving and term loan credit facilities (the “Credit Facilities”) totaling approximately $460 million.  The Credit Facilities, all of which are due in 2022, consist of a $5 million revolving credit facility, a $340 million term loan B facility and a $98 million term loan C facility.  The revolving credit facility was provided by various commercial banks; the term loan B facility is held by an affiliate of Och-Ziff Real Estate; and the term loan C facility is held by the Company.  The Company will also provide up to an additional $15 million of delayed draw term loan C commitments to fund certain roadway improvement costs.  The various Credit Facilities rank pari passu with each other.  However, if, on the first anniversary of the opening of Hollywood Casino Jamul – San Diego (the “Casino”), the Jamul Tribe has not achieved a senior secured net leverage ratio equal to or less than 5.0 to 1.0, then all or a portion of the term loan C facility will become subordinated to the other Credit Facilities to the extent necessary such that, after giving effect to such conversion, such senior secured net leverage ratio is 5.0 to 1.0.  The rights of the Company to receive management and license fees are subordinated to the claims of the lenders under the Credit Facilities and are subject to certain conditions contained in the Credit Facilities.  The Company’s Loan with the Jamul Tribe totaled $92.1 million (net of unamortized loan origination fee of $5.9 million and inclusive of a current portion of $0.7 million in other current assets) at December 31, 2016.

The Company was repaid on October 20, 2016, a net amount of approximately $274 million (consisting of reimbursements totaling approximately $372 million less funds advanced of $98 million) of the advances to the Jamul Tribe for the development and construction of the property as well as previously purchased Jamul Tribal debt. The Company used these funds to reduce borrowings under its revolving credit facility.

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

As mentioned previously, the Company is accounting for its loan in accordance with ASC 310, “Receivables”.  Although Hollywood Casino Jamul opened to strong business and earnings volumes in October 2016, which met our expectations, results began to soften earlier and with a steeper dropoff than anticipated.  Based on the actual performance of the facility and projections for the first half of 2017, the Company believes the Tribe is likely to be in technical default of certain financial covenant requirements with respect to debt to earnings ratios at June 30, 2017, in the absence of a waiver being obtained prior to such date.  As a result, we have concluded our Jamul loan is impaired at December 31, 2016.  A loan is considered impaired when, based on current information, events and projections, it is probable that the Company will be unable to collect the scheduled payments of principal and/or interest when contractually due under the terms of the loan agreement.  Impairment is measured by the present value of expected future cash flows discounted at the loan’s effective interest rate.  An allowance for loan losses would be established in the event the carrying value exceeds the present value calculation previously described.

The Company performed a comprehensive review of various possible future cash flow projections for the facility that were benchmarked against recent openings in the Company’s regional operations.  The expected cash flows were then discounted at the loans original interest rate in accordance with ASC 310 which was in excess of our loan’s carrying value of $92.1 million at December 31, 2016 and as such no reserve was required.  The unpaid principal balance of our loan at December 31, 2016 was $98.0 million.

Plainridge Racecourse Acquisition

In September 2013, the Company entered into an option and purchase agreement to purchase Plainridge Racecourse in Massachusetts, with the sellers having no involvement in the business or operations from that date forward.  The Company subsequently began to operate Plainridge Racecourse effective January 1, 2014 pursuant to a temporary operations agreement. On February 28, 2014, the Massachusetts Gaming Commission awarded the Company a Category Two slots-only gaming license, and in early March 2014, the Company exercised its option to purchase Plainridge Racecourse. This acquisition reflects the continuing efforts of the Company to expand its gaming operations through the development of new gaming properties. The fixed portion of the purchase price was paid on April 11, 2014.  The option and purchase agreement also contained contingent purchase price consideration that is calculated based on the actual earnings of the gaming operations over the first ten years of gaming operations, which commenced on June 24, 2015.  The first payment was made 60 days after the completion of the first four full fiscal quarters of operation, and subsequent payments will be made every year for nine years after the first payment. The fair value of this liability was determined to be $10.7 million, $13.8 million, and $19.2 million at December 31, 2016, 2015 and 2014, respectively, based on an income approach from the Company’s internal earning projections and was discounted at a rate consistent with the risk a third party market participant would require holding the identical instrument as an asset. This liability is included in other current and other non-current liabilities on the consolidated balance sheet.  At each reporting period, the Company assesses the fair value of this obligation and changes in its value are recorded in earnings.  The amount included in general and administrative expense related to the change in fair value of this obligation was a credit of $1.3 million and $5.4 million and a charge of $0.7 million for the years ended December 31, 2016, 2015 and 2014, respectively. In August 2016, the first payment of $1.8 million was made for the contingent purchase price.

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

6.Investment In and Advances to Unconsolidated Affiliates

As of December 31, 2016, investment in and advances to unconsolidated affiliates primarily included the Company’s 50% investment in Kansas Entertainment, which is a joint venture with International Speedway Corporation (“International Speedway”), its 50% interest in Freehold Raceway, and its 50% joint venture with MAXXAM, Inc. (“MAXXAM”) that owns and operates racetracks in Texas. These investments are more fully described below.

Kansas Joint Venture

The Company has a 50% investment in Kansas Entertainment, which owns the Hollywood Casino at Kansas Speedway. Hollywood Casino at Kansas Speedway is a Hollywood-themed facility, which features 244,791 of property square footage with 2,000 slot machines, 41 table games and 12 poker tables, a 1,253 space parking structure, as well as a variety of dining and entertainment facilities. As of December 31, 2016 and 2015, the Company’s investment balance was $93.8 million and $103.6 million, respectively. During the years ended December 31, 2016, 2015, and 2014, the Company received distributions from Kansas Entertainment totaling $25.8 million, $27.2 million and $23.0 million, respectively, which the Company deemed to be returns on its investment based on the source of those cash flows from the normal business operations of Kansas Entertainment.

The Company determined that Kansas Entertainment qualified as a VIE at December 31, 2016 and 2015. The Company did not consolidate its investment in Kansas Entertainment at, and for the years ended December 31, 2016 and 2015, as the Company determined that it did not qualify as the primary beneficiary of Kansas Entertainment at, and for the years ended December 31, 2016 and 2015, primarily as it did not have the ability to direct the activities of Kansas Entertainment that most significantly impacted Kansas Entertainment’s economic performance without the approval of International Speedway. In addition, the Company determined that International Speedway had substantive participating rights in Kansas Entertainment at, and for the years ended December 31, 2016 and 2015.

For the year ended December 31, 2016, the Company’s investment in Kansas Entertainment met the requirements of S-X Rule 4-08(g) to provide summarized financial information. The following table provides summary income statement information for Kansas Entertainment as required under S-X Rule 1-02(bb) for the comparative periods in the Company’s consolidated balance sheets and consolidated statements of operations (in thousands):

	Year Ended December 31,
	2016	2015	2014
Current assets	$16,638	$16,550	$21,978
Noncurrent assets	$176,050	$195,010	$213,386
Current liabilities	$15,351	$14,544	$14,626

	Year Ended December 31,
	2016	2015	2014
Net revenues	$152,926	$153,407	$143,390
Operating expenses	121,006	122,828	122,051
Income from operations	31,920	30,579	21,339
Net income	$31,920	$30,579	$21,339

Net income attributable to Penn	$15,960	$15,290	$10,670

Texas Joint Venture

The Company has a 50% interest in a joint venture with MAXXAM, which owns and operates the Sam Houston Race Park in Houston, Texas and the Valley Race Park in Harlingen, Texas, and holds a license for a planned racetrack in Austin, Texas. Sam Houston Race Park hosts thoroughbred and quarter horse racing and offers daily simulcast operations, and Valley Race Park features dog racing and simulcasting.

The Company determined that the Texas joint venture did not qualify as a VIE at December 31, 2016 and 2015. Using the guidance for entities that are not VIEs, the Company determined that it did not have a controlling financial interest in the joint venture at, and for the years ended December 31, 2016 and 2015, primarily as it did not have the ability to direct the activities of the joint venture that most significantly impacted the joint venture’s economic performance without the input of MAXXAM. Therefore, the Company did not consolidate its investment in the joint venture at, and for the years ended December 31, 2016 and 2015.

New Jersey Joint Venture

Through its joint venture with Greenwood Limited Jersey, Inc. (“Greenwood”), the Company owns 50% of Freehold Raceway, located in Freehold, New Jersey. The property features a half-mile standardbred race track and a  grandstand.

The Company determined that the New Jersey joint venture did not qualify as a VIE at December 31, 2016 and 2015. Using the guidance for entities that are not VIEs, the Company determined that it did not have a controlling financial interest in the joint venture at, and for the years ended December 31, 2016 and 2015, primarily as it did not have the ability to direct the activities of the joint venture that most significantly impacted the joint venture’s economic performance without the input of Greenwood. Therefore, the Company did not consolidate its investment in the joint venture at, and for the years ended December 31, 2016 and 2015.

7.Property and Equipment

Property and equipment, net, consists of the following:

	December 31,	December 31,
	2016	2015
	(in thousands)

Property and equipment - non-master lease
Land and improvements	$294,590	$288,910
Building and improvements	404,158	396,497
Furniture, fixtures and equipment	1,355,615	1,303,153
Leasehold improvements	118,940	129,012
Construction in progress	16,375	9,175
	2,189,678	2,126,747
Less Accumulated depreciation	(1,224,596)	(1,093,115)
	965,082	1,033,632
Property and equipment - master lease
Land and improvements	382,246	382,246
Building and improvements	2,219,018	2,219,018
	2,601,264	2,601,264
Less accumulated depreciation	(745,963)	(654,828)
	1,855,301	1,946,436
Property and equipment, net	$2,820,383	$2,980,068

Property and equipment, net decreased by $159.7 million primarily due to depreciation expense partially offset by maintenance capital expenditures and improvements at Tropicana Las Vegas during the twelve months ended December 31, 2016.

Depreciation expense, for property and equipment as well as capital leases, totaled $261.9 million, $258.9 million, and $255.4 million in 2016, 2015 and 2014. Depreciation expense on the Master Lease assets was $91.1 million, $92.4 million and $89.8 million for the years ended December 31, 2016, 2015, and 2014 respectively. Interest capitalized in connection with major construction projects was $0.1 million, $1.8 million, and $0.9 million in 2016, 2015 and 2014, respectively.

During the years ended December 31, 2016 and 2015, the Company recorded no long-lived asset impairment charges. During the second quarter of 2014, the Company recorded a long-lived asset impairment charge of $4.6 million to write-down certain idle assets to their estimated salvage value.

8.Goodwill and Other Intangible Assets

A reconciliation of goodwill and accumulated goodwill impairment losses is as follows (in thousands):

Balance at December 31, 2014 :
Goodwill	$2,137,749
Accumulated goodwill impairment losses	(1,263,565)
Goodwill, net	$874,184
Goodwill acquired	37,758
Balance at December 31, 2015 :
Goodwill	$2,175,507
Accumulated goodwill impairment losses	(1,263,565)
Goodwill, net	$911,942
Goodwill acquired	77,743
Balance at December 31, 2016:
Goodwill	$2,253,250
Accumulated goodwill impairment losses	(1,263,565)
Goodwill, net	$989,685

Indefinite‑life intangible assets consist primarily of gaming licenses. The table below presents the gross carrying value, accumulated amortization, and net book value of each major class of other intangible assets at December 31, 2016 and 2015:

	December 31, 2016			December 31, 2015
	(in thousands)
	Gross			Gross
	Carrying	Accumulated	Net Book	Carrying	Accumulated	Net Book
	Value	Amortization	Value	Value	Amortization	Value
Indefinite-life intangible assets	$375,405	$—	$375,405	$375,405	$—	$375,405
Other intangible assets	125,584	65,495	60,089	72,223	56,186	16,037
Total	$500,989	$65,495	$435,494	$447,628	$56,186	$391,442

Total other intangible assets increased by $44.1 million for the year ended December 31, 2016 primarily due to $52.0 million of definite-lived other intangible assets related to Rocket Speed and Illinois slot operator acquisitions in 2016 partially offset by amortization for the year ended December 31, 2016.  Other intangible assets have a weighted average remaining amortization period of 5.8 years.

In June 2013, the Company finalized the terms of its memorandum of understanding with the State of Ohio, which included an agreement by the Company to pay a relocation fee in return for being able to relocate its existing racetracks in Toledo and Grove City to Dayton and Austintown, respectively.  Upon opening of these facilities in 2014, the relocation fee for each new racino was recorded at the present value of the contractual obligation, which was calculated to be $75 million based on the 5% discount rate included in the agreement and was capitalized as an indefinite-lived intangible asset (See Note 9 for further details on the obligation). In addition, the gaming license fee of $50 million for each Ohio racino has been paid ($25 million for each facility in 2014, and $25 million for each facility in 2015).

For the year ended December 31, 2015, the Company recorded other intangible assets impairment charges of $40.0 million, as of the valuation date of October 1, 2015 (the date of our annual impairment test), related to the write-off of our Plainridge Park Casino gaming license and a partial write-down of the gaming license at Hollywood Gaming at Dayton Raceway due to a reduction in the long term earnings forecast at both of these locations.

For the year ended December 31, 2014, the Company recorded goodwill and other intangible assets impairment charges of $80.8 million and $74.5 million, respectively, as of valuation date of October 1, 2014 (the date of our annual impairment test), as we determined that a portion of the value of our goodwill and other intangible assets was impaired due to the Company’s outlook of continued challenging regional gaming conditions at certain properties which persisted in 2014 in its Midwest segment, as well as for the write off of a trademark intangible asset in the South/West segment.

The Company’s intangible asset amortization expense was $9.3 million, $0.5 million, and $11.4 million for the years ended December 31, 2016, 2015 and 2014, respectively.

The following table presents expected intangible asset amortization expense based on existing intangible assets at December 31, 2016 (in thousands):

2017	$18,142
2018	11,844
2019	7,660
2020	5,233
2021	3,331
Thereafter	13,879
Total	$60,089

The Company’s remaining goodwill and other intangible assets by reporting unit at December 31, 2016 is shown below (in thousands):

		Other Intangible
Reporting Unit	Goodwill	Assets
Hollywood Casino St. Louis	$205,783	$58,418
Hollywood Casino Aurora	207,207	-
Argosy Casino Riverside	154,332	4,964
Zia Park Casino	142,359	—
Hollywood Gaming at Dayton Raceway	15,339	110,436
Hollywood Gaming at Mahoning Valley Race Course	—	125,000
Penn Interactive Ventures	67,164	29,555
Hollywood Casino at Penn National Race Course	1,497	67,607
Prairie State Gaming	33,515	29,822
Hollywood Casino Lawrenceburg	63,189	—
Hollywood Casino Tunica	44,042	—
Boomtown Biloxi	22,365	—
Argosy Casino Alton	9,863	8,284
Tropicana Las Vegas	14,821	—
Others	8,209	1,408
Total	$989,685	$435,494

9.Long‑term Debt

Long‑term debt, net of current maturities, is as follows:

	December 31,	December 31,
	2016	2015
	(in thousands)

Senior secured credit facility	$976,845	$1,259,740
$300 million 5.875 % senior unsecured notes due November 1, 2021	300,000	300,000
Other long-term obligations	154,084	146,992
Capital leases	1,760	28,466
	1,432,689	1,735,198
Less current maturities of long-term debt	(85,595)	(92,108)
Less net discounts	(620)	(686)
Less debt issuance costs, net of accumulated amortization of $20.5 million and $13.3 million, respectively	(16,535)	(23,553)
	$1,329,939	$1,618,851

The following is a schedule of future minimum repayments of long-term debt as of December 31, 2016 (in thousands):

2017	$85,504
2018	687,552
2019	19,773
2020	253,059
2021	330,912
Thereafter	55,889
Total minimum payments	$1,432,689

Senior Secured Credit Facility

On October 30, 2013, the Company entered into a new senior secured credit facility. The new senior secured credit facility consists of a five year $500 million revolver, a five year $500 million Term Loan A facility, and a seven year $250 million Term Loan B facility. The Term Loan A facility was priced at LIBOR plus a spread (ranging from 2.75% to 1.25%) based on the Company’s consolidated total net leverage ratio as defined in the new senior secured credit facility. The Term Loan B facility was priced at LIBOR plus 2.50%, with a 0.75% LIBOR floor. In connection with the repayment of the previous senior secured credit facility, the Company recorded a $21.5 million loss on the early extinguishment of debt for the year ended December 31, 2013 related to debt issuance costs write‑offs and the write‑off of the discount on the Term Loan B facility of the previous senior secured credit facility.

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

The Company’s senior secured credit facility had a gross outstanding balance of $976.8 million at December 31, 2016, consisting of a $543.3 million Term Loan A facility, a $242.5 million Term Loan B facility, and $191.0 million outstanding on the revolving credit facility. This compares with a $1,259.7 million gross outstanding balance at December 31, 2015 which consisted of a $592.7 million Term Loan A facility, a $245.0 million Term Loan B facility and $422.0 million outstanding on the revolving credit facility. Additionally, at December 31, 2016 and 2015, the Company was contingently obligated under letters of credit issued pursuant to the senior secured credit facility with face amounts aggregating $23.0 million and $23.4 million, respectively, resulting in $419.1 million and $187.7 million of available borrowing capacity as of December 31, 2016 and 2015, respectively, under the revolving credit facility.

The payment and performance of obligations under the senior secured credit facility are guaranteed by a lien on and security interest in substantially all of the assets (other than excluded property such as gaming licenses) of the Company and its subsidiaries.  In January 2017, the Company completed a refinancing and used the proceeds to payoff its existing senior secured credit facility.  See Note 20 “Subsequent Events” for more information.

5.875% Senior Unsecured Notes

On October 30, 2013, the Company completed an offering of $300 million 5.875% senior unsecured notes that mature on November 1, 2021 (the “5.875% Notes”) at a price of par. Interest on the 5.875% Notes is payable on May 1 and November 1 of each year. The 5.875% Notes are senior unsecured obligations of the Company. The 5.875% Notes will not be guaranteed by any of the Company’s subsidiaries except in the event that the Company in the future issues certain subsidiary‑guaranteed debt securities. The Company may redeem the 5.875% Notes at any time, and from time to time, on or after November 1, 2016, at the declining redemption premiums set forth in the indenture governing the 5.875% Notes, together with accrued and unpaid interest to, but not including, the redemption date. Prior to November 1, 2016, the Company may redeem the 5.875% Notes at any time, and from time to time, at a redemption price equal to 100% of the principal amount of the 5.875% Notes redeemed plus a “make‑whole” redemption premium described in the indenture governing the 5.875% Notes, together with accrued and unpaid interest to, but not including, the redemption date. In addition, the 5.875% Notes may be redeemed prior to November 1, 2016 from net proceeds raised in connection with an equity offering as long as the Company pays 105.875% of the principal amount of the 5.875% Notes, redeems the 5.875% Notes within 180 days of completing the equity offering, and at least 60% of the 5.875% Notes originally issued remains outstanding.

The Company used the proceeds of the new senior secured credit facility, new 5.875% Notes, and cash on hand, to repay its previous senior secured credit facility, to fund the cash tender offer to purchase any and all of its previously issued 8 3/4% Notes and the related consent solicitation to make certain amendments to the indenture governing the 8 3/4% Notes, to satisfy and discharge such indenture, to pay related fees and expenses and for working capital purposes.

In January 2017, the Company completed an offering of $400 million 5.625% senior unsecured notes that mature on January 19, 2027, and used the proceeds to payoff its existing senior unsecured notes.  See Note 20 “Subsequent Events” for more information.

Other Long‑Term Obligations

Other long term obligations at December 31, 2016 and 2015 of $154.1 million and $147.0 million, respectively, included $118.9 million and $131.7 million, respectively, related to the relocation fees for Hollywood Gaming at Dayton Raceway and Hollywood Gaming at Mahoning Valley Race Course.  At December 31, 2016 and 2015, $14.4 million and $15.3 million, respectively, related to the repayment obligation of a hotel and event center located near Hollywood Casino Lawrenceburg and $20.8 million related to a corporate airplane loan; all of which are more fully described below.

Ohio Relocation Fees

In June 2013, the Company finalized the terms of its memorandum of understanding with the State of Ohio, which included an agreement by the Company to pay a relocation fee in return for being able to relocate its existing racetracks in Toledo and Grove City to Dayton and Mahoning Valley, respectively. Upon opening of these two racinos in Ohio in the third quarter of 2014, the relocation fee for each new racino was recorded at the present value of the contractual obligation, which was calculated to be $75 million based on the 5% discount rate included in the agreement. The relocation fee for each facility is payable as follows: $7.5 million upon the opening of the facility and eighteen semi-annual payments of $4.8 million beginning one year from the commencement of operations. This obligation is accreted to interest expense at an effective yield of 5.0%. The amount included in interest expense related to this obligation was $6.2 million and $6.7 million for the year ended December 31, 2016 and 2015, respectively.

Event Center

The City of Lawrenceburg Department of Redevelopment completed construction of a hotel and event center located less than a mile away from Hollywood Casino Lawrenceburg. Effective in mid-January 2015, by contractual agreement, a repayment obligation for the hotel and event center was assumed by a wholly-owned subsidiary of the Company in the amount of $15.3 million, which was financed through a loan with the City of Lawrenceburg Department of Redevelopment, in exchange for conveyance of the property.  The Company is obligated to make annual payments on the loan of approximately $1 million for twenty years beginning January 2016. This obligation is accreted to interest expense at its effective yield of 3.0%. The amount included in interest expense related to this obligation was $0.4 million for the years ended December 31, 2016 and 2015.

Corporate Airplane Loan

On September 30, 2016, the Company acquired a previously leased corporate airplane that was accounted for as a capital lease and financed the purchase price with an amortizing loan at a fixed interest rate of 5.22% for a term of five years with monthly payments of $220 thousand and a balloon payment of $12.6 million at the end of the loan term.  The loan was subsequently repaid in full on January 19, 2017.

Covenants

The Company’s senior secured credit facility and senior unsecured notes require us, among other obligations, to maintain specified financial ratios and to satisfy certain financial tests, including fixed charge coverage, interest coverage, senior leverage and total leverage ratios. In addition, the Company’s senior secured credit facility and senior unsecured notes restrict, among other things, its ability to incur additional indebtedness, incur guarantee obligations, amend debt instruments, pay dividends, create liens on assets, make investments, engage in mergers or consolidations, and otherwise restrict corporate activities.

At December 31, 2016, the Company was in compliance with all required financial covenants.

10.Master Lease Financing Obligation

The Company’s lease obligation with GLPI that is described in Note 3 to the consolidated financial statements is accounted for as a financing obligation. The obligation was calculated at the inception of the transaction based on the future minimum lease payments discounted at 9.70%, which represented the Company’s estimated incremental borrowing rate at lease inception over the lease term, including renewal options, that were reasonably assured of being exercised and the funded construction of certain leased real estate assets in development at the date of the Spin-Off. Total payments to GLPI under the Master Lease were $442.3 million, $437.0 million and $421.4 million for the years ended December 31, 2016, 2015 and 2014, respectively, of which $391.7 million, $390.1 million and $379.2 million respectively, were recognized as interest expense.  The interest expense recognized for the years ended December 31, 2016, 2015 and 2014 includes $43.8 million, $43.5 million and $40.9 million, respectively from contingent payments associated with the monthly variable components for Hollywood Casino Columbus and Hollywood Casino Toledo.

The future minimum payments related to the Master Lease financing obligation with GLPI, at December 31, 2016 are as follows (in thousands):

2017	$389,496
2018	378,716
2019	324,819
2020	324,819
2021	324,819
Thereafter	8,715,981
Total minimum payments	10,458,650
Less amounts representing interest at 9.70%	(7,332,321)
Plus residual values	387,751
Present value of future minimum payments	3,514,080
Less current portion of financing obligation	(56,595)
Long-term portion of financing obligation	$3,457,485

11.Commitments and Contingencies

Litigation

Bankruptcy Litigation

As described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, with the acquisition of Tropicana Las Vegas and its associated entities (“Tropicana Las Vegas”) on August 24, 2015, the Company assumed litigation arising from the Bankruptcy Chapter 11 reorganization (“Tropicana Bankruptcy”) of Tropicana Las Vegas’ former affiliate, Tropicana Entertainment Holdings, LLC (“TEH”).  In this Bankruptcy proceeding, there was an unresolved dispute whereby TEH claimed that Tropicana Las Vegas was responsible for the payment of certain professional fees and expenses incurred in the Tropicana Bankruptcy.  On May 23, 2016, an agreement was reached to settle the dispute for $3.1 million.  The settlement agreement was approved by the bankruptcy court on June 23, 2016, and payment was made in July 2016.

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

Legal proceedings could result in costs, settlements, damages, or rulings that materially impact the Company’s consolidated financial condition or operating results. The Company believes that it has meritorious defenses, claims and/or counter‑claims with respect to these proceedings, and intends to vigorously defend itself or pursue its claims.

Operating Lease Commitments

The Company is liable under numerous operating leases for various assets, including but not limited to automobiles, and other equipment. The majority of these lease arrangements are cancelable within 30 days.  Total rental expense under all operating lease agreements was $40.3 million, $37.9 million, and $33.3 million for the years ended December 31, 2016, 2015 and 2014, respectively.

The future minimum lease commitments relating to the base lease rent portion of noncancelable operating leases at December 31, 2016 are as follows (in thousands):

Year ending December 31,	Total
2017	$5,366
2018	4,379
2019	2,393
2020	1,184
2021	999
Thereafter	13,959
Total	$28,280

Capital Expenditure Commitments

The Company’s current construction program for 2017 includes capital expenditures of approximately $36.7 million, of which the Company was contractually committed to spend approximately $11.0 million at December 31, 2016.

Purchase obligations

The Company has obligations to purchase various goods and services totaling $57.3 million at December 31, 2016, of which $33.5 million will be incurred in 2017.

Employee Benefit Plans

The Company maintains a qualified retirement plan under the provisions of Section 401(k) of the Internal Revenue Code of 1986, as amended, which covers all eligible employees. The plan enables participating employees to defer a portion of their salary in a retirement fund to be administered by the Company. The Company makes a discretionary match contribution, where applicable, of 50% of employees’ elective salary deferrals, up to a maximum of 6% of eligible employee compensation. The matching contributions for the qualified retirement plan for the years ended December 31, 2016, 2015 and 2014 were $5.3 million, $5.0 million, and $4.7 million, respectively.

The Company also has a defined contribution plan, the Charles Town Races Future Service Retirement Plan, covering substantially all of its union employees at Hollywood Casino at Charles Town Races. Hollywood Casino at Charles Town Races makes annual contributions to this plan for the eligible union employees and to the Penn National Gaming, Inc. 401(k) Plan for the eligible non‑union employees for an amount equal to the amount accrued for retirement expense, which is calculated as 0.25% of the daily mutual handle, 1.0% of net video lottery revenue up to a base and, after the base is met, it reverts to 0.5% and 0.84% of table and poker revenue, respectively. The contributions for the two plans at Hollywood Casino at Charles Town Races for the years ended December 31, 2016, 2015 and 2014 were $2.8 million, $2.9 million, and $3.0 million, respectively.

The Company maintains a non‑qualified deferred compensation plan that covers most management and other highly‑compensated employees. This plan was effective March 1, 2001. The plan allows the participants to defer, on a pre‑tax basis, a portion of their base annual salary and/or their annual bonus, and earn tax‑deferred earnings on these deferrals. The plan also provides for matching Company contributions that vest over a five‑year period. The Company has established a Trust, and transfers to the Trust, on a periodic basis, an amount necessary to provide for its respective future liabilities with respect to participant deferral and Company contribution amounts. The Company’s matching contributions for the non‑qualified deferred compensation plan for the years ended December 31, 2016, 2015 and 2014 were $2.2 million, $2.0 million, and $1.9 million, respectively. The Company’s deferred compensation liability, which was included in other current liabilities within the consolidated balance sheets, was $59.4 million and $52.7 million at December 31, 2016 and 2015, respectively.

Labor Agreements

The Company is required to have agreements with the horsemen at the majority of its racetracks to conduct its live racing and/or simulcasting activities. In addition, in order to operate gaming machines and table games in West Virginia, the Company must maintain agreements with each of the Charles Town horsemen, pari‑mutuel clerks and breeders.

At Hollywood Casino at Charles Town Races, the Company renewed an agreement with the Charles Town Horsemen’s Benevolent and Protective Association that expires on June 18, 2018. Hollywood Casino at Charles Town Races also renewed an agreement with the breeders that expires on June 30, 2017. Additionally, the pari‑mutuel clerks at Charles Town are represented under a collective bargaining agreement with the West Virginia Union of Mutuel Clerks, which expired on December 31, 2010 and has been extended on a month‑to‑month basis.

The Company’s agreement with the Pennsylvania Horsemen’s Benevolent and Protective Association at Hollywood Casino at Penn National Race Course was renewed through January 31, 2018. The Company has an agreement with Laborers’ International Union of North America (LIUNA) Local 108, regarding both on-track and off-track pari-mutuel clerks and admission staff which expired in December 2016 and a new contract is currently being negotiated. In August 2015, the Company entered into a three year collective bargaining agreement with the International Chapter of Horseshoers and Allied Equine Trades Local 947.

The Company’s agreement with the Maine Harness Horsemen Association at Bangor Raceway continued through the conclusion of the 2018 racing season.

In March of 2014, Hollywood Gaming at Mahoning Valley Race Course entered into an agreement with the Ohio Horsemen’s Benevolent and Protective Association. The term is for a period of ten years from the September 2014 commencement of video lottery terminal operations at that facility.

In September 2015, Hollywood Gaming at Dayton Raceway entered into an agreement with the Ohio Harness Horsemen’s Association for racing at the property. The term is for a period of ten years from the September 2015 effective date.

In January 2014, the Company entered into an agreement with the Harness Horsemen’s Association of New England at Plainridge Park Casino which remains in effect through December 31, 2018.

Across certain of the Company’s properties, SEATU represents approximately 1,711 of the Company’s employees under a National Agreement that expires on January 24, 2032 and Local Addenda that expire at various times between June 2021 and October 2024.

SEATU agreements are in place at Hollywood Casino Joliet, Hollywood Casino Lawrenceburg, Argosy Casino Riverside, Argosy Casino Alton, Hollywood Casino Kansas Speedway, Hollywood Gaming Dayton, Hollywood Gaming at Mahoning Valley and Plainridge Park Casino. Hollywood Gaming at Dayton Raceway and Hollywood Gaming at Mahoning Valley Race Course have a wage reopener in February 2018; the remainder of the SEATU agreements have expiration dates in 2018 and beyond.

At Hollywood Casino Joliet, the Hotel Employees and Restaurant Employees Union Local 1 represents approximately 176 employees under a collective bargaining agreement which expires on March 31, 2019. At Hollywood Casino Columbus and Hollywood Casino Toledo, a council comprised of the United Auto Workers and the United Steel

Workers represents approximately 1,361 employees under a collective bargaining agreement which ends on November 15, 2019.

On August 25, 2015, the Company acquired Tropicana Las Vegas Hotel & Casino, which had seven existing collective bargaining agreements with the following unions: (1) Culinary & Bartenders (with a wage/reopener in 2017; expires on May 31, 2018.), (2) United Brotherhood of Carpenters (expires on July 31, 2019), (3) International Brotherhood of Electrical Workers (expires on February 28, 2017), (4) International Alliance of Theatrical Stage Employees (expires on December 31, 2018), (5) International Union of Painters and Allied Trades (expires on June 30, 2018), (6)/(7) Teamsters (front and back of the house, both expire on March 31, 2018).

The Company is also the developer, lender and manager of the Hollywood Casino Jamul – San Diego, which the Company opened on October 10, 2016.  Unite Here! International Union and Local 30 represents employees in stewarding, facilities, accounting, food and beverage, and operations classifications, and the parties are scheduled to begin negotiating their first collective bargaining agreement in 2017

In addition, at some of the Company’s properties, the Security Police and Fire Professionals of America, the International Brotherhood of Electrical Workers Local 649, the LIUNA Public Serviced Employees Local 1290PE, The International Association of Machinists and Aerospace Workers, Locals 447 and 264, the United Industrial, Service, Transportation, Professional and Government Workers of North America, and the United Steel Workers represent certain of the Company’s employees under collective bargaining agreements that expire at various times between February 2017 and September 2025. None of these additional unions represent more than 79 of the Company’s employees.

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

12.Income Taxes

The following table summarizes the tax effects of temporary differences between the financial statement carrying value of assets and liabilities and their respective tax basis, which are recorded at the prevailing enacted tax rate that will be in effect when these differences are settled or realized.  These temporary differences result in taxable or deductible amounts in future years.  The Company assessed all available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of our existing deferred tax assets.  In connection with the failed spin-off-leaseback, the Company continued to record real property assets and a financing obligation of $2.00 billion and $3.52 billion, respectively, on November 1, 2013, which resulted in a substantial increase to our net deferred tax assets of $599.9 million.  ASC 740 suggests that additional scrutiny should be given to deferred taxes of an entity with cumulative pre-tax losses during the three most recent three years. Positive evidence of sufficient quantity and quality is required to overcome such significant negative evidence to conclude that a valuation allowance is not warranted. As with all key factors, a cumulative loss is simply one component and is not a bright line test that is in itself determinative of the need for a valuation allowance.   Despite the fact we have experienced cumulative losses since the Spin-Off transaction, we returned to a near break-even three year cumulative pretax income position in the amount of $23.9 million as of December 31, 2016.  As a result of evaluating all available evidence, the Company intends to continue to maintain a full valuation allowance on its net deferred tax assets, excluding the reversal of deferred tax liabilities related to indefinite-lived assets, until there is sufficient objectively verifiable positive evidence to support the realization of all or some portion of these deferred tax assets.

The components of the Company’s deferred tax assets and liabilities are as follows:

Year ended December 31,	2016	2015
	(in thousands)
Deferred tax assets:
Stock-based compensation expense	$17,773	$36,243
Accrued expenses	64,175	59,196
Intangibles	—	11,590
Financing obligation to GLPI	1,359,193	1,374,268
Unrecognized tax benefits	9,377	9,858
Net operating losses and tax credit carryforwards	78,021	81,109
Gross deferred tax assets	1,528,539	1,572,264
Less valuation allowance	(828,501)	(844,258)
Net deferred tax assets	700,038	728,006
Deferred tax liabilities:
Property, plant and equipment, non-master lease	(69,151)	(80,930)
Property, plant and equipment, master lease	(717,602)	(750,407)
Investments in unconsolidated affiliates	(1,383)	(3,024)
Accumulated other comprehensive gain	—	(1,566)
Undistributed foreign earnings	(8,596)	—
Intangibles	(30,230)	—
Net deferred tax liabilities	(826,962)	(835,927)
Noncurrent deferred tax liabilities, net	$(126,924)	$(107,921)

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

In September 2016, we accepted a settlement with the U.S. and Canada competent authorities resolving a transfer pricing issue that arose under audit of tax years 2004 – 2009 as well as the anticipated adjustments for tax years 2010 – 2014.  In general, it’s the practice and intention of the Company to reinvest the earnings of its non-U.S. subsidiaries in those operations.  We consider the earnings of our Canadian subsidiary to be indefinitely re-invested outside the U.S. on the basis of our internal projections showing future domestic cash generation will be sufficient to meet future domestic cash needs.  Separate from the earnings of our Canadian operations, due to a triggering event from the recent settlement, the Company has recorded a provision for the tax on the dividend and the Canadian withholding taxes of approximately $7.4 million and $0.8 million, respectively for the anticipated amount we intend to repatriate.  Apart from this settlement, there were no other taxes calculated for those undistributed foreign earnings that are intended to be indefinitely reinvested outside the U.S.  which totaled $21.5 million at December 31, 2016.

Following the ownership change of the Tropicana Las Vegas, the Company has a total federal net operating loss carry-forwards and general business credit carryforwards in the amount of $171.6 million for the year ended December 31, 2016, which will expire on various dates from 2029 through 2034.  These tax attributes are subject to limitations under the Internal Revenue Code and underlying Treasury Regulations, however we believe it is more likely than not that the benefit from these tax attributes will not be realized.  In the recognition of this risk, we have provided a full valuation allowance on the deferred tax assets related to these net operating and general business credit carryforwards.  In the event our assumptions change, which allows the Company to realize these acquired tax attributes, the benefits related to any reversal of the valuation allowance on the deferred tax assets as of December 31, 2016, will be recognized as a reduction of income tax expense.

For state income tax reporting, the Company has gross state net operating loss carry-forwards aggregating approximately $220.9 million available to reduce future state income taxes, primarily for the Commonwealth of Pennsylvania and the States of Missouri, New Mexico, Maine and Ohio localities as of December 31, 2016. The tax benefit associated with these net operating loss carry-forwards is approximately $10.4 million. Due to statutorily limited operating loss carry-forwards and income and loss projections in the applicable jurisdictions, a full valuation allowance has been recorded to reflect the net operating losses which are not presently expected to be realized. If not used, substantially all the carry-forwards will expire at various dates from December 31, 2017 to December 31, 2036.

Also, certain subsidiaries have accumulated gross state and federal net operating loss carry-forwards aggregating approximately $1.5 billion for which no benefit has been recorded as they are attributable to uncertain tax positions and excess tax benefits from stock option deductions. The unrecognized tax benefits as of December 31, 2016 attributable to these net operating losses was approximately $86.1 million. Due to the uncertain tax position and excess tax benefits from stock option deductions, these net operating losses are not included as components of deferred tax assets as of December 31, 2016. In the event of any benefit from realization of these net operating losses, $13.9 million would be treated as an increase to equity, and the remainder would be treated as a reduction of tax expense. If not used, substantially all the carry-forwards will expire at various dates from December 31, 2017 to December 31, 2036.

Additionally, included in the Company’s full valuation allowance is $0.2 million for federal capital losses that will expire if not used via the realization of capital gains by December 31, 2018.  Overall the Company’s valuation allowance at December 31, 2016 decreased from December 31, 2015 by a net amount of $15.8 million primarily due to the acquired deferred tax liabilities related to Rocket Speed of $10.3 million and other realized deferred tax assets during the year of $5.5 million.

The provision for income taxes charged to operations for the years ended December 31, 2016, 2015 and 2014 was as follows:

Year ended December 31,	2016	2015	2014
	(in thousands)
Current tax (benefit) expense
Federal	$8,721	$(5,158)	$14,275
State	3,489	133	5,821
Foreign	(9,639)	3,713	7,515
Total current	2,571	(1,312)	27,611
Deferred tax expense
Federal	5,457	51,817	2,357
State	3,279	5,419	551
Total deferred	8,736	57,236	2,908
Total income tax provision	$11,307	$55,924	$30,519

The following table reconciles the statutory federal income tax rate to the actual effective income tax rate for 2016, 2015 and 2014:

Year ended December 31,	2016	2015	2014
Percent of pretax income
Federal taxes	35.0%	35.0%	35.0%
State and local income taxes	1.2%	6.1%	1.6%
Permanent differences	(0.6)%	5.8%	(20.9)%
Foreign	(8.5)%	5.2%	(2.2)%
Valuation allowance	(17.1)%	55.3%	(31.1)%
Other miscellaneous items	(0.6)%	(8.6)%	(2.3)%
	9.4%	98.8%	(19.9)%

Year ended December 31,	2016	2015	2014
	(in thousands)
Amount of pretax income
Federal taxes	$42,216	$19,814	$(53,656)
State and local income taxes	1,498	3,435	(2,470)
Permanent differences	(690)	3,276	32,019
Foreign	(10,268)	2,955	3,337
Valuation allowance	(20,675)	31,288	47,703
Other miscellaneous items	(774)	(4,844)	3,586
	$11,307	$55,924	$30,519

A reconciliation of the beginning and ending amount for the liability for unrecognized tax benefits is as follows:

Unrecognized
tax benefits
(in thousands)
Unrecognized tax benefits	$44,477
Cumulative advance deposits on account	(37,441)
Balance at December 31, 2014	$7,036
Additions based on current year positions	561
Additions based on prior year positions	6,371
Decreases due to settlements and/or reduction in reserves	(4,743)
Currency translation adjustments	(9,097)
Settlement payments	(4,000)
Unrecognized tax benefits	33,569
Cumulative advance deposits on account	(31,371)
Balance at December 31, 2015	$2,198
Additions based on current year positions	-
Additions based on prior year positions	3,749
Decreases due to settlements and/or reduction in reserves	(9,091)
Currency translation adjustments	2,565
Settlement payments	(4,000)
Unrecognized tax benefits balance at December 31, 2016	$26,792

The Company is required under ASC 740 to disclose its accounting policy for classifying interest and penalties, the amount of interest and penalties charged to expense each period, as well as the cumulative amounts recorded in the consolidated balance sheets. The Company will continue to classify any income tax‑related penalties and interest accrued related to unrecognized tax benefits in taxes on income within the consolidated statements of operations.

As previously mentioned, we reached a settlement with the U.S. and Canadian competent authorities resolving a transfer pricing item.  This settlement resulted in a $10.3 million benefit to the tax provision due to the release of the uncertain tax position previously established for the treatment of the Casino Rama management fee received from our non-U.S. subsidiary.  In addition, we estimate receiving within the next twelve months $12.0 million and $23.0 million cash refund from U.S. and Canada (inclusive of advances on account), respectively, which is classified in other current assets.  As part of the settlement, tax years 2004 through 2014 are under review by both the Internal Revenue Service and Canada Revenue Agency for the sole purpose of processing the agreed upon refunds.

During the year ended December 31, 2016, the Company recorded no tax reserves and accrued interest related to current year uncertain tax positions. In regards to prior year tax positions, the Company recorded $3.7 million of tax reserves and accrued interest and reversed $4.9 million and $4.2 million of previously recorded tax reserves and accrued interest, respectively, for uncertain tax positions that have settled and/or closed. The unrecognized tax benefits of $26.8 million is classified in other noncurrent tax liabilities. Overall, the Company recorded a net tax benefit of $9.0 million in connection with its uncertain tax positions for the year ended December 31, 2016.

Included in the liability for unrecognized tax benefits at December 31, 2016 and 2015 were $9.4 million and $10.0 million, respectively, of tax positions that, if reversed, may not affect the effective tax rate as a result of the Company’s full valuation allowance.

Included in the liability for unrecognized tax benefits at December 31, 2016 and 2015 were $1.7 million and $3.0 million gain of currency translation related to foreign currency tax positions and the settlement receivable on account, respectively.

During the years ended December 31, 2016 and 2015, the Company recognized approximately $0.3 million and $1.4 million, respectively, of interest and penalties, net of deferred taxes. In addition, due to settlements and/or reductions in previously recorded liabilities, the Company had reductions in previously accrued interest and penalties of $3.5 million, net of deferred taxes. These accruals are included in noncurrent tax liabilities and prepaid expenses within the consolidated balance sheets at December 31, 2016 and 2015, respectively.

The Company is currently in various stages of the examination process in connection with its open audits. Generally, it is difficult to determine when these examinations will be closed, but the Company reasonably expects that its ASC 740 liabilities will not significantly change over the next twelve months.

As of December 31, 2016, the Company is subject to U.S. federal income tax examinations for the tax years 2013, 2014, and 2015. In addition, the Company is subject to state and local income tax examinations for various tax years in the taxing jurisdictions in which the Company operates.

At December 31, 2016 and 2015, prepaid expenses within the consolidated balance sheets included prepaid income taxes of $30.1 million and $48.9 million, respectively. The Company anticipates receiving federal income tax refunds of $26.9 million within the next twelve months as a result of a net operating loss carryback, general business credit carryback and a prior year overpayment.

13.Shareholders’ Equity

Preferred Equity Investment

On June 15, 2007, the Company announced that it had entered into a merger agreement that, at the effective time of the transactions contemplated thereby, would have resulted in the Company’s shareholders receiving $67.00 per share. Specifically, the Company, PNG Acquisition Company Inc. (“Parent”) and PNG Merger Sub Inc., a wholly‑owned subsidiary of Parent (“Merger Sub”), announced that they had entered into an Agreement and Plan of

Merger, dated as of June 15, 2007 (the “Merger Agreement”), that provided, among other things, for Merger Sub to be merged with and into the Company, as a result of which the Company would have continued as the surviving corporation and would have become a wholly‑owned subsidiary of Parent. Parent is indirectly owned by certain funds managed by affiliates of Fortress Investment Group LLC (“Fortress”) and Centerbridge Partners, L.P. (“Centerbridge”).

On July 3, 2008, the Company entered into an agreement with certain affiliates of Fortress and Centerbridge, terminating the Merger Agreement. In connection with the termination of the Merger Agreement, certain affiliates of Fortress and Centerbridge agreed to pay the Company a total of $1.475 billion, consisting of a nonrefundable $225 million cash termination fee and a $1.25 billion, zero coupon, preferred equity investment (the “Investment”). On October 30, 2008, the Company closed the sale of the Investment and issued 12,500 shares of the Series B Preferred Stock. During the year ended December 31, 2010, the Company repurchased 225 shares of Series B Preferred Stock for $11.2 million.

As part of the Spin‑Off, the Company entered into an agreement (the “Exchange Agreement”) with FIF V PFD LLC, an affiliate of Fortress, providing for the exchange of shares of the Company’s Series B Preferred Stock for shares of a new class of preferred stock, Series C Preferred Stock, in contemplation of the Spin‑Off.

The Exchange Agreement provided Fortress with the right to exchange its 9,750 shares of Series B Preferred Stock for fractional shares of Series C Preferred Stock at an exchange ratio that treated each such fractional share (and therefore each share of common stock into which such fractional share was convertible) as worth $67 per share, which was the “ceiling price” at which the shares of Series B Preferred Stock were redeemable by the Company at maturity. Any shares of Series B Preferred Stock that were not exchanged for shares of Series C Preferred Stock prior to the second business day before October 16, 2013, the record date established for the distribution of GLPI common stock in the Spin‑Off, were automatically exchanged for shares of Series C Preferred Stock on such date. Subsequently, the Company had the right to purchase from Fortress, prior to the record date for the Spin‑Off, a number of shares of Series C Preferred Stock, at a price of $67 per fractional share of Series C Preferred Stock, such that, immediately following the consummation of the Spin‑Off, Fortress would not own more than 9.9% of GLPI’s common stock.

On October 11, 2013, the Company completed its exchange and repurchase transactions with Fortress and repurchased all of the 2,300 shares of Series B Preferred Stock held by Centerbridge at par and issued to the affiliate of Fortress 14,553 shares of non-voting Series C Preferred Stock in order to redeem all of the previously outstanding shares of Series B Preferred Stock. The Company then repurchased 5,929 shares of Series C Preferred Stock from Fortress. Additionally, in February 2013, the Company repurchased 225 shares of Series B Preferred Stock from WF Investment Holdings, LLC at a slight discount to par. In these transactions, the Company paid a total of $649.5 million, which was primarily funded by borrowings under the revolving credit facility, to the affiliates of Fortress, Centerbridge and WF Investment Holdings, LLC, As a result of these transactions, there are currently no outstanding shares of Series B Preferred Stock and Fortress held 8,624 shares of Series C Preferred Stock at December 31, 2015 and 2014.

During 2016, Fortress sold all 8,624 shares of Series C Preferred Stock, which converted upon sale into 8,624,000 shares of common stock under previously agreed upon terms. As a result, no shares of Series C Preferred Stock are outstanding at December 31, 2016.

The following table below discloses the changes in each class of the Company’s preferred stock for the year ended December 31, 2016. No changes in the Company’s preferred stock occurred in the years ended December 31, 2015 and 2014.

Series C
Preferred Stock
Shares outstanding at December 31, 2015	8,624
Conversion of Series C Preferred Stock to Common Stock	(8,624)
Shares outstanding at December 31, 2016	—

14.Stock‑Based Compensation

On April 16, 2003, the Company’s Board of Directors adopted and approved the 2003 Long Term Incentive Compensation Plan (the “2003 Plan”). On May 22, 2003, the Company’s shareholders approved the 2003 Plan. The 2003 Plan was effective June 1, 2003 and permitted the grant of options to purchase common stock and other market‑based and performance‑based awards. Up to 12,000,000 shares of common stock were available for awards under the 2003 Plan. The 2003 Plan provided for the granting of both incentive stock options intended to qualify under Section 422 of the Internal Revenue Code of 1986, as amended, and nonqualified stock options, which do not so qualify. The exercise price per share may be no less than (i) 100% of the fair market value of the common stock on the date an option is granted for incentive stock options and (ii) 85% of the fair market value of the common stock on the date an option is granted for nonqualified stock options. However the shares which remained available for issuance under such plan as of November 12, 2008 are no longer available for issuance and all future equity awards will be pursuant to the 2008 Long Term Incentive Compensation Plan (the “2008 Plan”) described below.

On August 20, 2008, the Company’s Board of Directors adopted and approved the 2008 Plan. On November 12, 2008, the Company’s shareholders approved the 2008 Plan. The 2008 Plan permits the Company to issue stock options (incentive and/or non‑qualified), stock appreciation rights, restricted stock, phantom stock units and other equity and cash awards to employees. Non‑ employee directors are eligible to receive all such awards, other than incentive stock options. On June 9, 2011, the Company’s shareholders approved an amendment to the 2008 Plan to increase the aggregate number of shares of common stock that may be issued by 2,350,000 to 9,250,000, and on June 12, 2014 the Company’s shareholders approved an amendment to increase the aggregate number of shares of common stock that may be issued from 9,250,000 to 16,350,000. Awards of stock options and stock appreciation rights will be counted against the 16,350,000 limit as one share of common stock for each share granted. However, each share awarded in the form of restricted stock, or any other full value stock award, will be counted as issuing 2.44 shares of common stock for purposes of determining the number of shares available for issuance under the plan. Any awards that are not settled in shares of common stock shall not count against this limit. At December 31, 2016, there were 3,856,137 options available for future grants under the 2008 Plan.

On February 9, 2016, the Company’s Compensation Committee of the Board of Directors adopted a Performance Share Program (the “Performance Share Program”) pursuant to the 2008 Plan, which contains performance‑based vesting for a meaningful portion of restricted stock awards. The Performance Share Program was adopted to provide key executives with equity‑based compensation tied directly to Company performance to further align their interests with those of shareholders, and to provide compensation only if the designated performance goal is met for the applicable performance period. The Company’s named executive officers and other key executives are eligible to participate in the Performance Share Program.  An aggregate of 189,085 performance shares were awarded on February 9, 2016, with each award having a three-year award period consisting of three one-year performance periods and a three-year service period.  The performance goal for each performance period will be an adjusted EBITDA goal established for each one-year performance period.  The awards will potentially be earned between 0% and 150% of the shares awarded in one-third increments depending on achievement of the annual performance goals, but remain subject to vesting for the full three-year service term.

At December 31, 2016, the adjusted EBITDA target for the second and third tranches of the performance awards have not yet been established and therefore the Company concluded a grant date has not occurred under ASC 718.  Stock based compensation expense will be measured for the first tranche based on the fair value of the restricted stock awards using Penn’s closing stock price since all key terms for this specific tranche were established and mutually understood by the Company and the individuals receiving the awards.  At each reporting period, accurals of stock based compenstation expense are based on the probable outcome of the performance condition.

In connection with the Spin-Off of GLPI, the Company’s employee stock options and cash-settled stock appreciation rights (“SARs”) were converted into two awards, an award in Penn with an adjusted exercise price and an award in GLPI. The number of options and SARs and the exercise price of each converted award were adjusted to preserve the same intrinsic value of the awards that existed immediately prior to the Spin-Off. As such, no incremental compensation expense was recorded as a result of this conversion. In addition, holders of outstanding restricted stock awards and cash-settled phantom stock unit awards (“PSUs”) received an additional share of restricted stock or PSUs in GLPI common stock at the Spin-Off so that the intrinsic value of these awards were equivalent to those that existed immediately prior to the Spin-Off. The unrecognized compensation costs associated with GLPI restricted stock awards, GLPI PSUs, GLPI stock options and GLPI SARs held by Penn employees will continue to be recognized on the Company’s financial statements over the awards remaining vesting periods.

The unrecognized compensation costs associated with GLPI restricted stock awards, GLPI PSUs, GLPI stock options and GLPI SARs held by former Penn employees (including but not limited to the Company’s former Chief Executive Officer, Chief Financial Officer, and Senior Vice President of Corporate Development) who are now employed by GLPI effective November 1, 2013, will be recorded on GLPI’s financial statements.

Stock options that expire between March 19, 2017 and July 18, 2023, have been granted to officers, directors, employees, and predecessor employees to purchase common stock at prices ranging from $6.76 to $18.61 per share. All options were granted at the fair market value of the common stock on the date the options were granted and have contractual lives ranging from 7 to 10 years. The Company issues new authorized common shares to satisfy stock option exercises as well as restricted stock lapses.

The following table contains information on stock options issued under the plans for the year ended December 31, 2016:

			Weighted-
			Average
			Remaining	Aggregate
	Number of Option	Weighted-Average	Contractual	Intrinsic Value
	Shares	Exercise Price	Term (in years)	(in thousands)
Outstanding at December 31, 2015	6,381,576	$9.97
Granted	1,573,651	12.92
Exercised	(1,526,226)	7.77
Canceled	(102,408)	13.76
Outstanding at December 31, 2016	6,326,593	$11.17	3.93	$16,988,875

The weighted‑average grant‑date fair value of options granted during the years ended December 31, 2016 and 2015 were $3.97 and $4.85, respectively.

The aggregate intrinsic value of stock options exercised during the years ended December 31, 2016, 2015, and 2014 was $10.3 million, $19.5 million, and $8.2 million, respectively.

At December 31, 2016, there were 3,110,050 shares that were exercisable, with a weighted‑average exercise price of $9.34, a weighted‑average remaining contractual term of 2.37 years, and an aggregate intrinsic value of $13.9 million.

The following table summarizes information about stock options outstanding at December 31, 2016:

	Exercise Price Range			Total
	$6.76 to	$11.12 to	$16.59 to	$6.76 to
	$10.26	$15.45	$18.61	$18.61
Outstanding options
Number outstanding	2,229,210	4,026,349	71,034	6,326,593
Weighted-average remaining contractual life (years)	1.55	5.22	5.73	3.93
Weighted-average exercise price	$8.10	$12.76	$17.26	$11.17
Exercisable options
Number outstanding	1,805,807	1,288,869	15,374	3,110,050
Weighted-average exercise price	$9.53	$13.06	$17.86	$11.03

The following table contains information on restricted stock awards issued under the plans for the year ended December 31, 2016:

Number of Award
Shares
Outstanding at December 31, 2015	126,996
Awarded	113,766
Released	(50,860)
Canceled	(14,016)
Outstanding at December 31, 2016	175,886

Stock-based compensation expenses for the years ended December 31, 2016, 2015 and 2014 totaled $6.9 million, $8.2 million and $10.7 million, respectively, and are included within the consolidated statements of operations under general and administrative expense.

At December 31, 2016, 2015 and 2014, the total compensation cost related to nonvested awards not yet recognized equaled $11.6 million, $11.2 million and $10.9 million, respectively, including $9.9 million, $8.8 million and $7.3 million for stock options, respectively, and $1.7 million, $2.4 million and $3.6 million for restricted stock, respectively. This cost is expected to be recognized over the remaining vesting periods, which will not exceed four years.

The Company’s PSUs, which vest over a period of three to four years, entitle employees and directors to receive cash based on the fair value of the Company’s common stock on the vesting date.  The PSUs are accounted for as liability awards and are re-measured at fair value each reporting period until they become vested with compensation expense being recognized over the requisite service period in accordance with ASC 718-30, “Compensation—Stock Compensation, Awards Classified as Liabilities.” The Company has a liability, which is included in accrued salaries and wages within the consolidated balance sheets, associated with its PSUs of $5.6 million and $7.8 million at December 31, 2016 and 2015, respectively.

For PSUs held by Penn employees, there was $6.6 million of total unrecognized compensation cost at December 31, 2016 that will be recognized over the grants remaining weighted average vesting period of 1.37 years. For the years ended December 31, 2016, 2015 and 2014, the Company recognized $8.5 million, $14.1 million, and $8.3 million of compensation expense associated with these awards, respectively. The reason for the decrease was primarily due to a decrease in the stock price of Penn common stock during 2016.  Amounts paid by the Company for the years ended December 31, 2016, 2015, and 2014 on these cash-settled awards totaled $10.7 million, $14.5 million, and $6.9 million, respectively.

For the Company’s SARs, the fair value of the SARs is calculated during each reporting period and estimated using the Black-Scholes option pricing model based on the various inputs discussed in Note 3. The Company’s SARs, which vest over a period of four years, are accounted for as liability awards since they will be settled in cash. The Company has a liability, which is included in accrued salaries and wages within the consolidated balance sheets, associated with its SARs of $7.3 million and $8.0 million at December 31, 2016 and 2015, respectively.

For SARs held by Penn employees, there was $4.5 million of total unrecognized compensation cost at December 31, 2016 that will be recognized over the awards remaining weighted average vesting period of 2.45 years. For the years ended December 31, 2016 and 2015, the Company recognized $2.4 million and $5.1 million of compensation expense associated with these awards. For the year ended December 31, 2014, the Company recognized $2.9 million of compensation benefits associated with these awards. The reason for the decrease was primarily due to a decrease in the stock price of Penn common stock during 2016. Amounts paid by the Company for the years ended December 31, 2016, 2015 and 2014 on these cash-settled awards totaled $3.3 million, $3.4 million and $2.2 million, respectively.

15.Segment Information

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

Year ended December 31, 2016	Northeast	South/West	Midwest	Other (1)	Total
Income (loss) from operations	$397,524	$92,629	$223,180	$(170,317)	$543,016
Charge for stock compensation	—	—	—	6,871	6,871
Insurance recoveries	—	—	(726)	—	(726)
Depreciation and amortization	92,373	35,831	38,210	104,800	271,214
Contingent purchase price	(1,277)	—	6	2,548	1,277
Loss (gain) on disposal of assets	450	109	334	(3,364)	(2,471)
Income (loss) from unconsolidated affiliates	—	—	15,960	(1,623)	14,337
Non-operating items for Kansas JV	—	—	10,311	—	10,311
Adjusted EBITDA	$489,070	$128,569	$287,275	$(61,085)	$843,829

Year ended December 31, 2015
Income (loss) from operations	$328,567	$102,380	$225,526	$(188,627)	$467,846
Charge for stock compensation	—	—	—	8,223	8,223
Impairment losses	40,042	—	—	—	40,042
Depreciation and amortization	93,299	25,793	39,917	100,452	259,461
Contingent purchase price	(5,374)	—	—	—	(5,374)
Loss on disposal of assets	65	677	208	336	1,286
Income (loss) from unconsolidated affiliates	—	—	15,289	(801)	14,488
Non-operating items for Kansas JV	—	—	10,377	—	10,377
Adjusted EBITDA	$456,599	$128,850	$291,317	$(80,417)	$796,349

Year ended December 31, 2014
Income (loss) from operations	$297,674	$101,156	$37,362	$(179,004)	$257,188
Charge for stock compensation	—	—	—	10,666	10,666
Impairment losses	—	1,420	158,464	—	159,884
Insurance recoveries	—	—	(5,674)	—	(5,674)
Depreciation and amortization	87,018	19,493	61,389	98,842	266,742
Contingent purchase price	689	—	—	—	689
Loss (gain) on disposal of assets	54	183	523	(22)	738
Income (loss) from unconsolidated affiliates	—	51	10,669	(2,771)	7,949
Non-operating items for Kansas JV	—	—	11,809	—	11,809
Adjusted EBITDA	$385,435	$122,303	$274,542	$(72,289)	$709,991

	Northeast	South/West	Midwest	Other (1)	Total
	(in thousands)
Year ended December 31, 2016
Net revenues	$1,568,514	$546,608	$877,567	$41,691	$3,034,380
Capital expenditures	30,677	30,458	30,921	5,189	97,245

Year ended December 31, 2015
Net revenues	$1,505,838	$478,128	$833,455	$20,937	$2,838,358
Capital expenditures	155,413	16,805	22,679	4,343	199,240

Year ended December 31, 2014
Net revenues	$1,275,651	$441,718	$848,868	$24,290	$2,590,527
Capital expenditures	140,047	40,140	41,991	5,967	228,145

Balance sheet at December 31, 2016
Total assets	861,951	840,076	1,103,231	2,169,226	4,974,484
Investment in and advances to unconsolidated affiliates	76	—	93,768	62,332	156,176
Goodwill and other intangible assets, net	324,285	224,719	775,377	100,798	1,425,179

Balance sheet at December 31, 2015
Total assets	918,292	968,152	1,091,514	2,160,794	5,138,752
Investment in and advances to unconsolidated affiliates	84	—	103,608	64,457	168,149
Goodwill and other intangible assets, net	324,285	224,746	750,127	4,226	1,303,384

(1)

Includes depreciation expense associated with the real property assets under the Master Lease with GLPI.  In addition, total assets include these assets.  The interest expense associated with the financing obligation is reflected in the other category.  Net revenues and income (loss) from unconsolidated affiliates relate to the Company’s stand-alone racing operations, namely Rosecroft Raceway, which the Company sold on July 31, 2016, Sanford Orlando Kennel Club and the Company’s Texas and New Jersey joint ventures (see Note 6 to the consolidated financial statements) which do not have gaming operations.  Other also includes the recently created Penn Interactive Ventures, which is a wholly-owned subsidiary that is pursuing the Company’s interactive gaming strategy and its recent acquisition of Rocket Speed.

16.Summarized Quarterly Data (Unaudited)

The following table summarizes the quarterly results of operations for the years ended December 31, 2016 and 2015:

	Fiscal Quarter
	First	Second	Third (1)	Fourth (2)
	(in thousands, except per share data)
2016
Net revenues	$756,451	$769,422	$765,597	$742,910
Income from operations	140,531	149,337	139,300	113,848
Net income	23,708	34,035	46,535	5,032
Earnings per common share:
Basic earnings per common share	$0.26	$0.38	$0.52	$0.06
Diluted earnings per common share	$0.26	$0.37	$0.51	$0.05

	Fiscal Quarter
	First	Second	Third (3)	Fourth
	(in thousands, except per share data)
2015
Net revenues	$664,138	$700,956	$739,297	$733,967
Income from operations	111,689	123,361	142,172	90,624
Net income (loss)	1,869	2,983	4,900	(9,066)
Earnings (loss) per common share:
Basic earnings (loss) per common share	$0.02	$0.03	$0.06	$(0.11)
Diluted earnings (loss) per common share	$0.02	$0.03	$0.05	$(0.11)

(1)	On August 1, 2016 the Company acquired Rocket Speed, Inc.
(2)	On October 3, 2016 and November 1, 2016 the Company acquired Slot Kings, LLC and Bell Gaming, LLC, respectively.
(3)	On August 25, 2015 and September 1, 2015 the Company acquired Tropicana Las Vegas and Prairie State Gaming, LLC, respectively.

During the fourth quarter of 2015, the Company recorded other intangible assets impairment charges of $40.0 million related to the write-off of its Plainridge Park Casino gaming license and a partial write-down of the gaming license at Hollywood Gaming at Dayton Raceway due to a reduction in the long term earnings forecast at both of these locations.  In addition, the three months ended December 31, 2015 included favorable property tax settlements of approximately $16.8 million.

17.Related Party Transactions

The Company currently leases executive office buildings in Wyomissing, Pennsylvania from affiliates of its Chairman of the Board of Directors. Rent expense for the years ended December 31, 2016, 2015 and 2014 amounted to $1.2 million, $1.2 million, and $1.1 million, respectively. The leases for the office space all expire in May 2019. The future minimum lease commitments relating to these leases at December 31, 2016 are $2.9 million.

18.Fair Value Measurements

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

Advances to Jamul Tribe

The fair value of the Company’s advances to the Jamul Tribe was based on market interest rates for similarly rated observable instruments.  Although we determined that these inputs fell within Level 2 of the fair value hierarchy, the probability of the Company’s loan being subordinated is based on internal projections of the cash flows of the facility which is a Level 3 measurement.  Therefore, the Company concluded that this instrument should be classified as a Level 3 measurement due to the high probability of the loan being subordinated.  See Note 5 for further details.

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

Other long term obligations at December 31, 2016 include the relocation fees for Hollywood Gaming at Dayton Raceway and Hollywood Gaming at Mahoning Valley Race Course, and the repayment obligation of a hotel and event center located near Hollywood Casino Lawrenceburg.  The fair value of the relocation fees for Hollywood Gaming at Dayton Raceway and Hollywood Gaming at Mahoning Valley Race Course approximates its carrying value as the discount rate of 5.0% approximates the market rate of similar debt instruments and as such is a Level 2 measurement.  Finally, the fair value of the repayment obligation for the hotel and event center is estimated based on a rate consistent with comparable municipal bonds and as such is a Level 2 measurement.

Other Liabilities

Other liabilities at December 31, 2016, include the contingent purchase price consideration related to the purchase of Plainridge Racecourse and Rocket Speed.  The fair value of the Company’s contingent purchase price consideration related to its Plainridge Racecourse acquisition is estimated based on an income approach using a discounted cash flow model and as such is a Level 3 measurement.  The fair value of the Company’s contingent purchase price consideration related to its Rocket Speed acquisition is estimated by applying an option pricing method using a Monte Carlo simulation which is a quantitative technique that estimates the distribution of an outcome variable that depends on probabilistic input variables and as such is a Level 3 measurement.  At each reporting period, the Company assesses the fair value of this obligation and changes in its value are recorded in earnings. The amount included in general and administrative expenses related to the change in fair value of these obligations was a charge of $1.3 million for the year ended December 31, 2016 compared to a reduction of $5.4 million for the year ended December 31, 2015 and a charge of $0.7 million for the year ended December 31, 2014.

The carrying amounts and estimated fair values by input level of the Company’s financial instruments during the years ended December 31, 2016 and 2015 are as follows (in thousands):

	December 31, 2016
	Carrying
	Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$229,510	$229,510	$229,510	$—	$—
Advances to Jamul Tribe	92,100	98,000	—	—	98,000
Financial liabilities:
Long-term debt
Senior secured credit facility	962,703	976,092	785,092	191,000	—
Senior unsecured notes	296,895	312,000	312,000	—	—
Other long-term obligations	154,084	152,132	—	152,132	—
Other liabilities	48,244	48,244	—	—	48,244

	December 31, 2015
	Carrying
	Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$237,009	$237,009	$237,009	$—	$—
Advances to Jamul Tribe	197,722	197,722	—	—	197,722
Financial liabilities:
Long-term debt
Senior secured credit facility	1,239,049	1,251,975	829,975	422,000	—
Senior unsecured notes	296,252	291,000	291,000	—	—
Other long-term obligations	146,992	147,358	—	147,358	—
Other liabilities	13,815	13,815	—	—	13,815

The following table summarizes the changes in fair value of the Company’s Level 3 liabilities (in thousands):

Twelve Months Ended
December 31, 2016 and 2015
Liabilities
Contingent
Purchase Price

Balance at January 1, 2015	$19,189
Included in earnings	(5,374)
Balance at December 31, 2015	$13,815
Additions	34,945
Payments	(1,793)
Included in earnings	1,277
Balance at December 31, 2016	$48,244

The following table summarizes the significant unobservable inputs used in calculating fair value for our Level 3 liabilities:

	Valuation	Unobservable
	Technique	Input	Discount Rate	Volatility Rate
Contingent purchase price - Plainridge	Discounted cash flow	Discount rate	8.30%	N/A	%
Contingent purchase price - Rocket Speed	Option pricing method	Discount rate, Volatility rate	11.50%	87.32%

The following table sets forth the assets measured at fair value on a non-recurring basis during the year ended December 31, 2015 (in thousands):

						Total Reduction in
					Balance at	Fair Value
	Balance				December 31,	Recorded during
	Sheet				2015	the year ended
	Location	Level 1	Level 2	Level 3	Total	December 31, 2015,
Assets:
Intangible assets	Other intangible assets	$—	$—	$110,436	$110,436	$(40,042)
						$(40,042)

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

19.Insurance Recoveries and Deductibles

Argosy Casino Alton

Argosy Casino Alton closed on the evening of December 28, 2015 and did not reopen until the evening of January 3, 2016 due flooding in the surrounding area.  The main bridge to the property also remained closed through January 13, 2016.  As a result, the company received $0.7 million in insurance proceeds for business interruption in 2016.

20.Subsequent Events

Refinancing Transactions

 On January 19, 2017, the Company issued $400.0 million of 5.625% senior notes due 2027 (the “5.625% Notes”) and entered into $1,500.0 million of amended credit facilities, comprised of a $300.0 million Term Loan A Facility with a maturity of five years, a $500.0 million Term Loan B Facility with a maturity of seven years and a $700.0 million revolving credit facility with a maturity of five years (the “Amended Credit Facilities”).

The Company used a portion of the proceeds from the issuance of the 5.625% Notes to retire its existing 5.875% Notes and to fund related transaction fees and expenses.

 The Company used loans funded under the Amended Credit Facilities and a portion of the proceeds of the 5.625% Notes to repay amounts outstanding under its existing Credit Agreement and  to fund related transaction fees and expenses and for general corporate purposes.

 The 5.625% Notes mature on January 15, 2027 at a price of par.  Interest on the 5.625% Notes is payable on January 15 and July 15 of each year.  The 5.625% Notes are senior unsecured obligations of the Company.  The 5.625% Notes will not be guaranteed by any of the Company’s subsidiaries except in the event that the Company in the future issues certain subsidiary-guaranteed debt securities.  The Company may redeem the 5.625% Notes at any time on or after January 15, 2022, at the declining redemption premiums set forth in the indenture governing the 5.625% Notes, and, prior to January 15, 2022, at a “make-whole” redemption premium set forth in the indenture governing the 5.625% Notes.  In addition, prior to January 15, 2020, the Company may redeem the Notes with an amount equal to the net proceeds from one or more equity offerings, at a redemption price equal to 105.625% of the principal amount of the Notes redeemed, together with accrued and unpaid interest to, but not including, the redemption date, so long as at least 60% of the aggregate principal amount of the notes originally issued under the indenture remains outstanding and such redemption occurs within 180 days of closing of the related equity offering.

 In connection with the Refinancing Transactions, the Company incurred $25.2 million of debt extinguishment and financing charges (inclusive of the $13.2 million call premium on the 5.875% Notes) which will be recorded in other expenses on our consolidated statement of operations for the three months ending March 31, 2017.

Share Repurchase Program

On February 3, 2017, our Board of Directors authorized a $100 million share repurchase program which can be executed over a two year period.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company’s management, under the supervision and with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures, as such term is defined under Rule 13a‑15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of December 31, 2016.

Management’s Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rules 13a‑ 15(f) and 15d‑15(f)). Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting, and concluded that it was effective as of December 31, 2016. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework (2013 framework).

The Company completed its acquisitions of Rocket Speed, Inc., Slot Kings, LLC and Bell Gaming, LLC on August 1, 2016, October 3, 2016 and November 1, 2016, respectively.  Since the Company has not yet fully incorporated the internal controls and procedures of Rocket Speed, Slot Kings and Bell Gaming into the Company’s internal control over financial reporting, management excluded Rocket Speed, Slot Kings and Bell Gaming from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016.  Collectively, these three acquisitions constituted approximately 3% of the Company’s total consolidated assets and approximately 1% of the Company’s consolidated net revenues as of and for the year ended December 31, 2016, respectively.

Ernst & Young LLP, the Company’s independent registered public accounting firm, that audited the consolidated financial statements included in this Annual Report on Form 10-K issued an attestation report on the Company’s internal control over financial reporting which immediately follows this report.

Remediation of Prior Material Weaknesses in Internal Control Over Financial Reporting

Our management previously identified and disclosed material weaknesses in internal control over financial reporting related to maintaining effective controls and procedures over the evaluation and accounting of certain complex and non-routine transactions including lease transactions. Specifically, we did not maintain a sufficient complement of personnel, including third party consultants, with an appropriate level of knowledge and experience to challenge our application of GAAP commensurate with the nature and complexity of certain of our transactions, to prevent or detect and correct material misstatements in a timely manner. In addition, we did not maintain effective controls and procedures over the calculation of impairment charges for goodwill and indefinite‑lived intangible assets. Specifically, our review controls were not designed with a sufficient level of precision and executed by personnel, with appropriate level of experience to detect material errors in the methodologies used and in the calculation of the impairment charges that were recognized in our consolidated financial statements.  A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

As a result of these material weaknesses in the Company’s internal control over financial reporting, management had concluded that, as of December 31, 2015, the Company’s internal control over financial reporting was not effective based on the criteria set forth in the 2013 COSO Framework.

The Company has been actively engaged in the implementation of remediation efforts to address the material weaknesses including the design and operation of additional internal controls over financial reporting. The status of the Company’s remediation efforts was periodically reviewed with the Audit Committee during 2016 at which time the committee was advised of significant accounting transactions that occurred and key decisions reached by management of the Company.

During 2016, management of the Company took the following actions to remediate the material weaknesses:

•	Initiated and implemented various compensating controls over the proper application of GAAP to complex and non-routine transactions, which included:
o	the involvement of third party consultants with relevant knowledge and experience to assist the Company with the identification and evaluation of the accounting for highly technical accounting matters
o	formalizing a preparation and review process to apply consistently to each non-routine and complex transaction
o

significant non-routine transactions were documented via a memorandum and supporting documentation is maintained by the accounting department for review by our Chief Financial Officer and Corporate Controller.

o	hiring a Director of Technical Accounting, a newly created position within the Corporate Accounting Department.

•	Designed and implemented enhanced controls over the accounting for goodwill and indefinite-lived intangible impairment measurement, including:
o	additional assistance from third party valuation specialists
o	formalizing the preparation and review process to separate resources capable of focusing on specific components of the analysis (e.g. budgeting/forecasting, income taxes, etc.)

Changes in Internal Control Over Financial Reporting

The remediation of the prior material weaknesses in internal control over financial reporting described above was a change in our internal control over financial reporting (as defined in Exchange Act Rules 13a‑15(f) and 15d‑15(f)) that occurred during the fiscal quarter ended December 31, 2016, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders of

Penn National Gaming, Inc. and Subsidiaries

We have audited Penn National Gaming, Inc. and Subsidiaries’ internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Penn National Gaming, Inc. and Subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As indicated in the accompanying Management’s Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Rocket Speed (“Rocket”), Slot Kings, and Bell Gaming, which are included in the 2016 consolidated financial statements of Penn National Gaming, Inc. and Subsidiaries and collectively constituted approximately 3% of the Company’s total assets as of December 31, 2016, and approximately 1% of the Company’s net revenues from the acquisition date through December 31, 2016.  Our audit of internal control over financial reporting of Penn National Gaming, Inc. and Subsidiaries also did not include an evaluation of the internal control over financial reporting of Rocket, Slot Kings, and Bell Gaming.

In our opinion, Penn National Gaming, Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Penn National Gaming, Inc. and Subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income (loss), changes in shareholders' deficit and cash flows for each of the three years in the period ended December 31, 2016 of Penn National Gaming, Inc. and Subsidiaries and our report dated February 24, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Philadelphia, Pennsylvania
February 24, 2017

ITEM 9B.  OTHER INFORMATION

None

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The remaining information required by this item concerning directors is hereby incorporated by reference to the Company’s definitive proxy statement for its 2016 Annual Meeting of Shareholders (the “2017 Proxy Statement”), to be filed with the U.S. Securities and Exchange Commission within 120 days after December 31, 2016, pursuant to Regulation 14A under the Securities Act. Information required by this item concerning executive officers is included in Part I of this Annual Report on Form 10‑K.

ITEM 11.  EXECUTIVE COMPENSATION

The information required by this item is hereby incorporated by reference to the 2017 Proxy Statement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

The information required by this item is hereby incorporated by reference to the 2017 Proxy Statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this item is hereby incorporated by reference to the 2017 Proxy Statement.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is hereby incorporated by reference to the 2017 Proxy Statement.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) 1 and 2.

Financial Statements and Financial Statement Schedules. The following is a list of the Consolidated Financial Statements of the Company and its subsidiaries and supplementary data filed as part of Item 8 hereof:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2016 and 2015

Consolidated Statements of Operations for the years ended December 31, 2016, 2015 and 2014

Consolidated Statements of Comprehensive (Loss) Income for the years ended December 31, 2016, 2015 and 2014

Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2016, 2015 and 2014

Consolidated Statements of Cash Flows for the years ended December 31, 2016, 2015 and 2014

All other schedules are omitted because they are not applicable, or not required, or because the required information is included in the Consolidated Financial Statements or notes thereto.

3. Exhibits, Including Those Incorporated by Reference.

The exhibits to this Report are listed on the accompanying index to exhibits and are incorporated herein by reference or are filed as part of this annual report on Form 10‑K.

ITEM 16.  SUMMARY INFORMATION

We have elected not to disclose the optional summary information.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PENN NATIONAL GAMING, INC.

	By:	/s/ Timothy J. Wilmott
Timothy J. Wilmott
Chief Executive Officer and President

Dated: February 24, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Timothy J. Wilmott	Chief Executive Officer, President and Director (Principal Executive Officer)	February 24, 2017
Timothy J. Wilmott

/s/ WILLIAM J. FAIR	Executive Vice President Finance and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 24, 2017
William J. Fair

/s/ Peter M. Carlino	Chairman of the Board	February 24, 2017
Peter M. Carlino

/s/ David A. Handler	Director	February 24, 2017
David A. Handler

/s/ John M. Jacquemin	Director	February 24, 2017
John M. Jacquemin

/s/ Harold Cramer	Director	February 24, 2017
Harold Cramer

/s/ Ronald J. Naples	Director	February 24, 2017
Ronald J. Naples

/s/ Barbara Z. Shattuck Kohn	Director	February 24, 2017
Barbara Z. Shattuck Kohn

/s/ Jane Scaccetti	Director	February 24, 2017
Jane Scaccetti

EXHIBIT INDEX

Exhibit	Description of Exhibit
3.1(a)

Amended and Restated Articles of Incorporation of Penn National Gaming, Inc., filed with the Pennsylvania Department of State on October 15, 1996. (Incorporated by reference to Exhibit 3.1 to the Company’s registration statement on Form S‑3, File No. 333‑63780, dated June 25, 2001).

3.1(b)

Articles of Amendment to the Amended and Restated Articles of Incorporation of Penn National Gaming, Inc., filed with the Pennsylvania Department of State on November 13, 1996. (Incorporated by reference to Exhibit 3.2 to the Company’s registration statement on Form S‑3, File No. 333‑63780, dated June 25, 2001).

3.1(c)

Articles of Amendment to the Amended and Restated Articles of Incorporation of Penn National Gaming, Inc., filed with the Pennsylvania Department of State on July 23, 2001. (Incorporated by reference to Exhibit 3.4 to the Company’s annual report on Form 10‑K for the fiscal year ended December 31, 2001).

3.1(d)

Articles of Amendment to the Amended and Restated Articles of Incorporation of Penn National Gaming, Inc., filed with the Pennsylvania Department of State on December 28, 2007. (Incorporated by reference to Exhibit 3.1 to the Company’s current report on Form 8‑K, filed on January 2, 2008).

3.1(e)

Statement with Respect to Shares of Series C Convertible Preferred Stock of Penn National Gaming, Inc. dated as of January 17, 2013. (Incorporated by reference to Exhibit 4.1 to the Company’s current report on Form 8‑ K, filed on January 18, 2013).

3.2

Third Amended and Restated Bylaws of Penn National Gaming, Inc., as amended on December 10, 2014 (Incorporated by reference to Exhibit 3.1 to the Company’s current report on Form 8‑K, filed on December 11, 2014).

4.1	Specimen copy of Common Stock Certificate. (Incorporated by reference to Exhibit 3.6 to the Company’s quarterly report on Form 10‑Q for the quarter ended June 30, 2003).
4.2

Indenture, dated as of October 30, 2013 between Penn National Gaming, Inc. and Wells Fargo Bank, N.A., as Trustee, relating to the 5.875% Senior Notes due 2021. (Incorporated by reference to Exhibit 4.1 to the Company’s current report on Form 8‑K, filed on November 4, 2013).

4.3	Form of Note for 5.875% Senior Notes due 2021. (Incorporated by reference to Exhibit 4.2 to the Company’s current report on Form 8‑K, filed on November 4, 2013).
4.4

Investor Rights Agreement, dated as of July 3, 2008, by and among Penn National Gaming, Inc., FIF V PFD LLC, Centerbridge Capital Partners, L.P., DB Investment Partners, Inc. and Wachovia Investment Holdings, LLC. (Incorporated by reference to Exhibit 4.2 to the Company’s current report on Form 8‑K, filed on July 9, 2008).

4.5(a)

Supplementary Investor Rights Agreement, dated as of January 16, 2013, by and between Penn National Gaming, Inc. and FIF V PFD LLC. (Incorporated by reference to Exhibit 4.2 to the Company’s current report on Form 8‑K, filed on January 18, 2013).

4.6(a)

Indenture, dated as of January 19, 2017, between Penn National Gaming, Inc. and Wells Fargo Bank, National Association as Trustee. (Incorporated by reference to Exhibit 4.1 to the Company’s current report on Form 8‑K, filed on January 20, 2017).

4.6(b)	Form of Note for 5.625% Senior Notes due 2021. (Incorporated by reference to Exhibit 4.2 to the Company’s current report on Form 8‑K, filed on January 20, 2017).

Exhibit	Description of Exhibit
9.1

Form of Trust Agreement of Peter D. Carlino, Peter M. Carlino, Richard J. Carlino, David E. Carlino, Susan F. Harrington, Anne de Lourdes Irwin, Robert M. Carlino, Stephen P. Carlino and Rosina E. Carlino Gilbert. (Incorporated by reference to the Company’s registration statement on Form S‑1, File No. 33‑77758, dated May 26, 1994).

10.1#	Penn National Gaming, Inc. Deferred Compensation Plan, as amended. (Incorporated by reference to Exhibit 10.27 to the Company’s annual report on Form 10‑K for the fiscal year ended December 31, 2006).
10.1(a)#

First Amendment to the Penn National Gaming, Inc. Deferred Compensation Plan. (Incorporated by reference to Exhibit 10.3 to the Company’s quarterly report on Form 10‑Q for the quarter ended June 30, 2016).

10.1(b)#

Second Amendment to the Penn National Gaming, Inc. Deferred Compensation Plan. (Incorporated by reference to Exhibit 10.3 to the Company’s quarterly report on Form 10‑Q for the quarter ended June 30, 2016).

10.2#

Penn National Gaming, Inc. 2003 Long Term Incentive Compensation Plan. (Incorporated by reference to Appendix A of the Company’s Proxy Statement dated April 22, 2003 filed pursuant to Section 14(a) of the Securities Exchange Act of 1934, as amended).

10.3#	Penn National Gaming, Inc. 2008 Long Term Incentive Compensation Plan, as amended. (Incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8‑K, filed on June 13, 2014).
10.4#

Form of Non‑Qualified Stock Option Certificate for the Penn National Gaming, Inc. 2008 Long Term Incentive Compensation Plan. (Incorporated by reference to Exhibit 10.33 to the Company’s annual report on Form 10‑K for the fiscal year ended December 31, 2008).

10.5#

Form of Restricted Stock Award for the Penn National Gaming, Inc. 2008 Long Term Incentive Compensation Plan. (Incorporated by reference to Exhibit 10.32 to the Company’s annual report on Form 10‑K for the fiscal year ended December 31, 2009).

10.6#

Form of Phantom Stock Unit Award for Penn National Gaming, Inc. 2008 Long Term Incentive Compensation Plan. (Incorporated by reference to Exhibit 10.32 to the Company’s annual report on Form 10‑K for the fiscal year ended December 31, 2009).

10.7#

Form of Stock Appreciation Rights for the Penn National Gaming, Inc. 2008 Long Term Incentive Compensation Plan. (Incorporated by reference to Exhibit 10.1 to the Company’s quarterly report on Form 10‑Q for the quarter ended March 31, 2014).

10.8#

Executive Agreement, dated June 1, 2016 and effective as of June 13, 2016, by and between Penn National Gaming, Inc. and Timothy J. Wilmott. (Incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8 K, filed on June 3, 2016.)

10.9#

Executive Agreement, dated June 1, 2016 and effective as of June 13, 2016, by and between Penn National Gaming, Inc. and Jay A. Snowden. (Incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8‑K, filed on June 3, 2016.)

10.10(a)#

Employment Agreement dated November 25, 2013 between Penn National Gaming, Inc. and Saul V. Reibstein. (Incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8‑K, filed on November 25, 2013).

10.10(b)#

Transition Services Agreement, dated as of October 19, 2016, by and between Penn National Gaming, Inc. and Saul V. Reibstein (Incorporated by reference to Exhibit 10.2 to the Company’s current report on Form 8‑K, filed on October 20, 2016).

Exhibit	Description of Exhibit
10.11#

Executive Agreement, dated as of October 19, 2016, by and between Penn National Gaming, Inc. and William J. Fair. (Incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8‑K, filed on October 20, 2016.)

10.12#

Executive Agreement, dated June 1, 2016 and effective as of June 13, 2016, by and between Penn National Gaming, Inc. and Carl Sottosanti. (Incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8‑K, filed on June 3, 2016.)

10.13#	Penn National Gaming, Inc. Performance Share Program. (Incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8‑K, filed on February 11, 2016).
10.14#

Form of Performance Shares Award Certificate for the Penn National Gaming, Inc. 2008 Long Term Incentive Plan, as amended. (Incorporated by reference to Exhibit 10.2 to the Company’s current report on Form 8‑K, filed on February 11, 2016).

10.15

Exchange Agreement, dated as of January 16, 2013, by and between Penn National Gaming, Inc. and FIF V PFD LLC. (Incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8‑K, filed on January 18, 2013).

10.16

Separation and Distribution Agreement by and between Penn National Gaming, Inc. and Gaming and Leisure Properties, Inc. dated November 1, 2013. (Incorporated by reference to Exhibit 2.1 to the Company’s current report on Form 8‑K, filed on November 7, 2013).

10.17

Tax Matters Agreement between Penn National Gaming, Inc. and Gaming and Leisure Properties, Inc. dated as of November 1, 2013. (Incorporated by reference to Exhibit 10.2 to the Company’s current report on Form 8‑K, filed on November 7, 2013).

10.18

Employee Matters Agreement dated November 1, 2013 between Penn National Gaming, Inc. and Gaming and Leisure Properties, Inc. (Incorporated by reference to Exhibit 10.4 to the Company’s current report on Form 8‑K, filed on November 7, 2013).

10.19	Master Lease between GLP Capital L.P. and Penn Tenant LLC dated November 1, 2013. (Incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8‑K, filed on November 7, 2013).
10.20(a)	First Amendment to the Master Lease. (Incorporated by reference to Exhibit 10.2 to the Company’s quarterly report on Form 10‑Q for the quarter ended March 31, 2014).
10.20(b)	Second Amendment to the Master Lease. (Incorporated by reference to Exhibit 10.4 to the Company’s quarterly report on Form 10‑Q for the quarter ended June 30, 2014).
10.20(c)	Third Amendment to the Master Lease. (Incorporated by reference to Exhibit 10.4 to the Company’s quarterly report on Form 10‑Q for the quarter ended September 30, 2016).
10.21

Lease dated January 25, 2002 between Wyomissing Professional Center II, LP and Penn National Gaming, Inc. for portion of the Wyomissing Corporate Office. (Incorporated by reference to Exhibit 10.12 to the Company’s annual report on Form 10‑K for the fiscal year ended December 31, 2004).

10.21(a)

Commencement Agreement, dated May 21, 2002, in connection with Lease dated January 25, 2002 between Wyomissing Professional Center II, LP and Penn National Gaming, Inc. for portion of the Wyomissing Corporate Office. (Incorporated by reference to Exhibit 10.12(a) to the Company’s annual report on Form 10‑K for the fiscal year ended December 31, 2004).

Exhibit	Description of Exhibit
10.21(b)

First Lease Amendment, dated December 4, 2002, to Lease dated January 25, 2002 between Wyomissing Professional Center II, LP and Penn National Gaming, Inc. for portion of the Wyomissing Corporate Office. (Incorporated by reference to Exhibit 10.12(b) to the Company’s annual report on Form 10‑K for the fiscal year ended December 31, 2004).

10.22

Lease dated August 22, 2003 between The Corporate Campus at Spring Ridge 1250, L.P. and Penn National Gaming, Inc. for portion of the Wyomissing Corporate Office. (Incorporated by reference to Exhibit 10.13 to the Company’s annual report on Form 10‑K for the fiscal year ended December 31, 2004).

10.23

Amended and Restated Lease dated April 5, 2005 between Wyomissing Professional Center III, Limited Partnership and Penn National Gaming, Inc. for portion of the Wyomissing Corporate Office. (Incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8‑K, filed on April 8, 2005).

10.24

Lease dated April 5, 2005 between Wyomissing Professional Center, Inc. and Penn National Gaming, Inc. for portion of the Wyomissing Corporate Office. (Incorporated by reference to Exhibit 10.2 to the Company’s current report on Form 8‑K, filed on April 8, 2005).

10.25

Credit Agreement, dated October 30, 2013, by and among Penn National Gaming, Inc., the Subsidiary Guarantors party thereto, the Lenders party thereto, the L/C Lenders Party thereto, Merrill Lynch, Pierce, Fenner & Smith, Incorporated, J.P. Morgan Securities LLC, and Fifth Third Bank, as Joint Bookrunners for the Revolving Facility and the Term A Facility, J.P. Morgan Securities LLC, Wells Fargo Securities, LLC and UBS Securities LLC, as Joint Bookrunners for the Term B Facility and Merrill Lynch, Pierce, Fenner & Smith, Incorporated, J.P. Morgan Securities LLC, Fifth Third Bank, Wells Fargo Securities, LLC, UBS Securities LLC, Credit Agricole Corporate and Investment Bank, Goldman Sachs Bank USA, Manufactures & Traders Trust Company, Nomura Securities International, Inc. RBS Securities Inc. and SunTrust Robinson Humphrey, Inc., as Joint Lead Arrangers, Bank of America, N.A., as Administrative Agent and Collateral Agent and U.S. Bank N.A., as Documentation Agent. (Incorporated by reference to Exhibit 10.2 to the Company’s current report on Form 8‑K, filed on November 4, 2013).

10.25(a)

First Amendment and Incremental Joinder Agreement, dated April 28, 2015, with certain subsidiaries of Penn National Gaming, Inc. party thereto as guarantors and Bank of America, N.A., as administrative agent, collateral agent, swingline lender and letter of credit issuer. (Incorporated by reference to Exhibit 10.2 to the Company’s current report on Form 8‑K, filed on April 29, 2015).

10.25(b)

Second Amendment and Refinancing Agreement, dated as of January 19, 2017, by and among Penn National Gaming, Inc., as borrower, the guarantors party thereto, the lenders party thereto, Bank of America, N.A., as swingline lender, Bank of America, N.A., as administrative agent and Bank of America, N.A., as collateral agent. (Incorporated by reference to Exhibit 10.2 to the Company’s current report on Form 8‑K, filed on January 20, 2017).

10.26

Amended and Restated Credit Agreement, dated as of January 19, 2017, by and among Penn National Gaming, Inc., as borrower, the guarantors from time to time party thereto, the lenders from time to time party thereto, Bank of America, N.A., as administrative agent, Bank of America, N.A., as collateral agent and the other parties thereto. (Incorporated by reference to Exhibit 10.3 to the Company’s current report on Form 8‑K, filed on January 20, 2017).

Exhibit	Description of Exhibit
10.27

Riverboat Gaming Development Agreement between the City of Lawrenceburg, Indiana and Indiana Gaming Company, L.P. dated as of April 13, 1994, as amended by Amendment Number One to Riverboat Development Agreement between the City of Lawrenceburg, Indiana and Indiana Gaming Company L.P., dated as of December 28, 1995. (Incorporated by reference to Argosy Gaming Company’s annual report on Form 10‑K for the fiscal year ended December 31, 1995).

10.28(a)

Second Amendment to Riverboat Gaming Development Agreement between City of Lawrenceburg, Indiana, and the Indiana Gaming Company, L.P. dated August 20, 1996. (Incorporated by reference to Exhibit 10.23(a) to the Company’s annual report on Form 10‑K for the fiscal year ended December 31, 2005).

10.28(b)

Third Amendment to Riverboat Gaming Development Agreement between City of Lawrenceburg, Indiana, and the Indiana Gaming Company, L.P. dated June 24, 2004. (Incorporated by reference to Exhibit 10.2 of Argosy Gaming Company’s quarterly report on Form 10‑Q for the quarter ended September 30, 2004).

10.29

Lottery Gaming Facility Management Contract dated August 25, 2009 between the Kansas Lottery and Kansas Entertainment, LLC. (Incorporated by reference to Exhibit 99.1 to the Company’s current report on Form 8‑K, filed on February 19, 2010).

10.30

Development Agreement dated as of September 8, 2009 by and between the Unified Government of Wyandotte County/Kansas City, Kansas and Kansas Entertainment, LLC. (Incorporated by reference to Exhibit 99.2 to the Company’s current report on Form 8‑K, filed on February 19, 2010).

10.31

Agreement dated April 7, 2006 by and between PNGI Charles Town Gaming Limited Liability Company and the West Virginia Union of Mutuel Clerks, Local 553, Service Employees International Union, AFL—CIO. (Incorporated by reference to exhibit 10.1 to the Company’s current report on Form 8‑K, filed on April 24, 2006).

10.32

Agreement dated February 20, 2009 between PNGI Charles Town Gaming Limited Liability Company and Charles Town HBPA, Inc. (Incorporated by reference to Exhibit 10.16 to the Company’s annual report on Form 10‑K for the fiscal year ended December 31, 2008).

10.33

Agreement and Plan of Merger, dated April 28, 2015, by and among Penn National Gaming, Inc., Tropicana Las Vegas Hotel and Casino, Inc., LV Merger Sub, Inc. and Trilliant Gaming Nevada Inc. (Incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8‑K, filed on April 29, 2015).

10.34

Stock Purchase Agreement, dated July 28, 2016, by and among Rocket Games, Inc., the sellers party thereto, Shareholder Representative Services LLC, as the representative of the sellers, and Penn Interactive Ventures, LLC. (Incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8 K, filed on August 3, 2016.)

10.35

Revolving Credit and Term Loan Agreement, dated as of October 20, 2016, by and among the Jamul Indian Village Development Corporation, as borrower, the Jamul Indian Village of California, the Administrative Agent, the financial institutions from time to time party thereto in the capacity of lenders and the other agents and arrangers party thereto. (Incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8 K, filed on October 20, 2016).

21.1*	Subsidiaries of the Registrant.
23.1*	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.
31.1*	CEO Certification pursuant to rule 13a‑14(a) or 15d‑14(a) of the Securities Exchange Act of 1934.
31.2*	CFO Certification pursuant to rule 13a‑14(a) or 15d‑14(a) of the Securities Exchange Act of 1934.

Exhibit	Description of Exhibit
32.1*	CEO Certification pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes‑ Oxley Act of 2002.
32.2*	CFO Certification pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes‑ Oxley Act of 2002.
99.1*	Description of Governmental Regulation.
101

Interactive data files pursuant to Rule 405 of Regulation S‑T: (i) the Consolidated Balance Sheets at December 31, 2016 and 2015, (ii) the Consolidated Statements of Operations for the years ended December 31, 2016, 2015 and 2014, (iii) the Consolidated Statements of Comprehensive (Loss) Income for the years ended December 31, 2016, 2015 and 2014, (iv) the Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2016, 2015 and 2014, (v) the Consolidated Statements of Cash Flows for the years ended December 31, 2016, 2015 and 2014 and (vi) the notes to the Consolidated Financial Statements, tagged as blocks of text.

#	Compensation plans and arrangements for executives and others.
*	Filed herewith.