Form 10-Q
period 2017-03-31
PENN NATIONAL GAMING INC
filed 2017-05-03
CIK 921738

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒                  Accelerated filer ◻Non-accelerated filer   ◻       (Do not check if a smaller reporting company)

Smaller reporting company ◻           Emerging growth company ◻

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ¨  ◻

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title	Outstanding as of April 27, 2017
Common Stock, par value $.01 per share	91,099,858 (includes 293,366 shares of restricted stock)

Forward-looking Statements

This document contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  These statements can be identified by the use of forward looking terminology such as “expects,” “believes,” “estimates,” “projects,” “intends,” “plans,” “seeks,” “may,” “will,” “should” or “anticipates” or the negative or other variations of these or similar words, or by discussions of future events, strategies or risks and uncertainties.  Specifically, forward-looking statements may include, among others, statements concerning: our expectations of future results of operations and financial condition;  expectations for our properties or our development projects; the timing, cost and expected impact of planned capital expenditures on our results of operations; the impact of our geographic diversification; our expectations with regard to the impact of competition; our expectations with regard to further acquisitions and development opportunities, as well as the integration of any companies we have acquired or may acquire; the outcome and financial impact of the litigation in which we are or will be periodically involved; the actions of regulatory, legislative, executive or judicial decisions at the federal, state or local level with regard to our business and the impact of any such actions; our ability to maintain regulatory approvals for our existing businesses and to receive regulatory approvals for our new businesses; our expectations regarding economic and consumer conditions; and our expectations for the continued availability and cost of capital.  Actual results may vary materially from expectations.  Although the Company believes that its expectations are based on reasonable assumptions within the bounds of its knowledge of its business, there can be no assurance that actual results will not differ materially from our expectations.  Meaningful factors that could cause actual results to differ from expectations include, but are not limited to, risks related to the following: the assumptions included in our financial guidance; the ability of our operating teams to drive revenue and adjusted EBITDA margins; the impact of significant competition from other gaming and entertainment operations; our ability to obtain timely regulatory approvals required to own, develop and/or operate our facilities, or other delays, approvals or impediments to completing our planned acquisitions or projects, construction factors, including delays, unexpected remediation costs, local opposition, organized labor, and increased cost of labor and materials; the passage of state, federal or local legislation (including referenda) that would expand, restrict, further tax, prevent or negatively impact operations in or adjacent to the jurisdictions in which we do or seek to do business (such as a smoking ban at any of our facilities); the effects of local and national economic, credit, capital market, housing, and energy conditions on the economy in general and on the gaming and lodging industries in particular; the activities of our competitors and the rapid emergence of new competitors (traditional, internet, social, sweepstakes based and VGTs in bars and truck stops); increases in the effective rate of taxation for any of our operations or at the corporate level; our ability to identify attractive acquisition and development opportunities (especially in new business lines) and to agree to terms with, and maintain good relationships with partners/municipalities for such transactions; the costs and risks involved in the pursuit of such opportunities and our ability to complete the acquisition or development of, and achieve the expected returns from, such opportunities; our ability to maintain market share in established markets and ramp up operations at our recently opened facilities; our expectations for the continued availability and cost of capital; the impact of weather; the outcome of pending legal proceedings, changes in accounting standards; the risk of failing to maintain the integrity of our information technology infrastructure and safeguard our business, employee and customer data; factors which may cause the Company to curtail or suspend the share repurchase program; our ability to generate sufficient future taxable income to realize our deferred tax assets; with respect to the recently opened Hollywood Casino Jamul-San Diego, particular risks associated with the repayment, default or subordination of our loans to the Jamul Indian Village Development Corporation (“JIV”), the subordination of our management and intellectual property license fees (including the prohibition on payment of those fees if there is a default under JIV’s credit facilities), sovereign immunity, local opposition (including several pending lawsuits), access, and the impact of well-established regional competition on property performance; with respect to our Plainridge Park Casino in Massachusetts, the ultimate location and timing of the other gaming facilities in the state and the region; with respect to our social and other interactive gaming endeavors, including our recent acquisition of Rocket Speed, Inc., risks related to the social gaming industry, employee retention, cyber-security, data privacy, intellectual property and legal and regulatory challenges, as well as our ability to successfully develop innovative new games that attract and retain a significant number of players in order to grow our revenues and earnings; with respect to Illinois Gaming Investors, LLC, d/b/a Prairie State Gaming, risks relating to potential acquisitions and the integration of such acquisitions, our ability to successfully compete in the VGT market, our ability to retain existing customers and secure new customers, risks relating to municipal authorization of VGT operations and the implementation and the ultimate success of the products and services being offered; with respect to our recent acquisitions in Tunica, Mississippi, risks related to the successful integration of such acquisitions and our ability to realize potential synergies or projected financial results from such acquisitions; and other factors as discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, subsequent Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, each as filed with the United States Securities and Exchange Commission.  The Company does not intend to update publicly any forward-looking statements except as required by law.

PENN NATIONAL GAMING, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Penn National Gaming, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

	March 31,	December 31,
	2017	2016
Assets
Current assets
Cash and cash equivalents	$259,488	$229,510
Receivables, net of allowance for doubtful accounts of $3,148 and $3,180 at March 31, 2017 and December 31, 2016, respectively	49,490	61,855
Prepaid expenses	55,631	59,707
Other current assets	52,508	48,193
Total current assets	417,117	399,265
Property and equipment, net	2,774,323	2,820,383
Other assets
Investment in and advances to unconsolidated affiliates	154,974	156,176
Goodwill	989,859	989,685
Other intangible assets, net	432,558	435,494
Advances to the Jamul Tribe	91,843	91,401
Other assets	86,366	82,080
Total other assets	1,755,600	1,754,836
Total assets	$4,947,040	$4,974,484

Liabilities
Current liabilities
Current portion of financing obligation to GLPI	$57,936	$56,595
Current maturities of long-term debt	35,561	85,595
Accounts payable	29,292	35,091
Accrued expenses	107,699	101,906
Accrued interest	5,426	6,345
Accrued salaries and wages	72,691	92,238
Gaming, pari-mutuel, property, and other taxes	53,840	60,384
Insurance financing	8,135	2,636
Other current liabilities	96,542	95,526
Total current liabilities	467,122	536,316

Long-term liabilities
Long-term financing obligation to GLPI, net of current portion	3,441,359	3,457,485
Long-term debt, net of current maturities and debt issuance costs	1,387,542	1,329,939
Deferred income taxes	127,576	126,924
Noncurrent tax liabilities	27,312	26,791
Other noncurrent liabilities	36,861	40,349
Total long-term liabilities	5,020,650	4,981,488

Shareholders’ deficit
Series B Preferred stock ($.01 par value, 1,000,000 shares authorized, no shares issued and outstanding at March 31, 2017 and December 31, 2016)	—	—
Series C Preferred stock ($.01 par value, 18,500 shares authorized, no shares issued and outstanding at March 31, 2017 and December 31, 2016)	—	—
Common stock ($.01 par value, 200,000,000 shares authorized, 93,126,159 and 93,289,701 shares issued, and 90,958,766 and 91,122,308 shares outstanding at March 31, 2017 and December 31, 2016, respectively)	931	932
Treasury stock, at cost (2,167,393 shares held at March 31, 2017 and December 31, 2016)	(28,414)	(28,414)
Additional paid-in capital	1,011,167	1,014,119
Retained deficit	(1,520,177)	(1,525,281)
Accumulated other comprehensive loss	(4,239)	(4,676)
Total shareholders’ deficit	(540,732)	(543,320)
Total liabilities and shareholders’ deficit	$4,947,040	$4,974,484

See accompanying notes to the condensed consolidated financial statements

Penn National Gaming, Inc. and Subsidiaries

Condensed Consolidated Statements of Income

(in thousands, except per share data)

(unaudited)

	Three Months Ended March 31,
	2017	2016

Revenues
Gaming	$661,256	$656,701
Food, beverage, hotel and other	147,741	137,848
Management service and licensing fees	2,327	2,473
Reimbursable management costs	6,758	—
Revenues	818,082	797,022
Less promotional allowances	(41,858)	(40,571)
Net revenues	776,224	756,451

Operating expenses
Gaming	332,053	335,317
Food, beverage, hotel and other	101,075	98,079
General and administrative	125,815	116,504
Reimbursable management costs	6,758	—
Depreciation and amortization	70,236	66,020
Total operating expenses	635,937	615,920
Income from operations	140,287	140,531

Other income (expenses)
Interest expense	(114,996)	(116,512)
Interest income	2,646	5,240
Income from unconsolidated affiliates	4,548	4,609
Loss on early extinguishment of debt	(23,390)	—
Other	(1,793)	(2,426)
Total other expenses	(132,985)	(109,089)

Income from operations before income taxes	7,302	31,442
Income tax provision	2,198	7,734
Net income	$5,104	$23,708

Earnings per common share:
Basic earnings per common share	$0.06	$0.26
Diluted earnings per common share	$0.06	$0.26

See accompanying notes to the condensed consolidated financial statements.

Penn National Gaming, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income

(in thousands) (unaudited)

	Three Months Ended March 31,
	2017	2016
Net income	$5,104	$23,708
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment during the period	437	1,312
Other comprehensive (loss) income	437	1,312
Comprehensive income	$5,541	$25,020

See accompanying notes to the condensed consolidated financial statements.

Penn National Gaming, Inc. and Subsidiaries

Condensed Consolidated Statements of Changes in Shareholders’ Deficit

(in thousands, except share data) (unaudited)

								Accumulated
						Additional	Retained	Other	Total
	Preferred Stock		Common Stock		Treasury	Paid-In	(Deficit)	Comprehensive	Shareholders’
	Shares	Amount	Shares	Amount	Stock	Capital	Earnings	(Loss) Income	Deficit
Balance, December 31, 2015	8,624	$—	80,889,275	$830	$(28,414)	$988,686	$(1,634,591)	$(4,554)	$(678,043)
Share-based compensation arrangements, net of tax benefits of $689	—	—	394,906	4	—	3,922	—	—	3,926
Foreign currency translation adjustment	—	—	—	—	—	—	—	1,312	1,312
Net income	—	—	—	—	—	—	23,708	—	23,708
Balance, March 31, 2016	8,624	$—	81,284,181	$834	$(28,414)	$992,608	$(1,610,883)	$(3,242)	$(649,097)

Balance, December 31, 2016	—	$—	91,122,308	$932	$(28,414)	$1,014,119	$(1,525,281)	$(4,676)	$(543,320)
Share repurchases	—	—	(416,886)	(4)	—	(5,790)	—	—	(5,794)
Share-based compensation arrangements	—	—	253,344	3	—	2,838	—	—	2,841
Foreign currency translation adjustment	—	—	—	—	—	—	—	437	437
Net income	—	—	—	—	—	—	5,104	—	5,104
Balance, March 31, 2017	—	$—	90,958,766	$931	$(28,414)	$1,011,167	$(1,520,177)	$(4,239)	$(540,732)

See accompanying notes to the condensed consolidated financial statements.

Penn National Gaming, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(in thousands) (unaudited)

Three Months Ended March 31,	2017	2016

Operating activities
Net income	$5,104	$23,708
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	70,236	66,020
Amortization of items charged to interest expense and interest income	1,675	1,876
Change in fair values of contingent purchase price	2,560	(1,201)
Gain on sale of property and equipment and assets held for sale	(45)	(1,101)
Income from unconsolidated affiliates	(4,548)	(4,609)
Distributions from unconsolidated affiliates	5,750	7,400
Deferred income taxes	652	(740)
Charge for stock-based compensation	2,173	1,455
Write off of debt issuance costs	5,377	—
Decrease (increase), net of businesses acquired
Accounts receivable	6,533	(1,803)
Prepaid expenses and other current assets	(8,432)	(11,579)
Other assets	(1,746)	3,039
(Decrease) increase, net of businesses acquired
Accounts payable	(2,470)	(1,951)
Accrued expenses	5,351	648
Accrued interest	(919)	1,550
Accrued salaries and wages	(19,547)	(22,220)
Gaming, pari-mutuel, property and other taxes	(6,544)	(4,920)
Income taxes	10,090	23,515
Other current and noncurrent liabilities	(4,430)	(7,065)
Net cash provided by operating activities	66,820	72,022
Investing activities
Project capital expenditures, net of reimbursements	(6,178)	(6,496)
Maintenance capital expenditures	(10,978)	(14,873)
Proceeds for insurance claim	577	—
Advances to the Jamul Tribe	—	(51,781)
Delayed draw term loan C commitments with Jamul Tribe	(168)	—
Proceeds from sale of property and equipment and assets held for sale	309	2,091
Increase in cash in escrow	(4,432)	—
Acquisition of businesses and other licenses	(2,441)	(148)
Net cash used in investing activities	(23,311)	(71,207)
Financing activities
Proceeds from exercise of options	612	1,742
Repurchase of common stock	(5,794)	—
Principal payments on financing obligation with GLPI	(14,785)	(12,648)
Proceeds from issuance of long-term debt, net of issuance costs	1,359,710	12,214
Principal payments on long-term debt	(1,330,719)	(23,404)
Payments of other long-term obligations	(28,033)	(6,899)
Payments of contingent purchase price	(21)	—
Proceeds from insurance financing	8,768	9,193
Payments on insurance financing	(3,269)	(3,784)
Net cash used in financing activities	(13,531)	(23,586)
Net increase (decrease) in cash and cash equivalents	29,978	(22,771)
Cash and cash equivalents at beginning of year	229,510	237,009
Cash and cash equivalents at end of period	$259,488	$214,238

Supplemental disclosure
Interest expense paid, net of amounts capitalized	$113,825	$113,629
Income tax refunds received	$(9,303)	$(12,481)

Non-cash investing activities
Accrued capital expenditures	$9,279	$5,795
Accrued advances to Jamul Tribe	$1,103	$36,914

Non-cash financing activities
Accrued debt issuance costs	$828	$—

See accompanying notes to the condensed consolidated financial statements.

Penn National Gaming, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

1.  Organization and Basis of Presentation

Penn National Gaming, Inc. (“Penn”) and together with its subsidiaries (collectively, the “Company”) is a diversified, multi-jurisdictional owner and manager of gaming and racing facilities and video gaming terminal operations with a focus on slot machine entertainment. We have also recently expanded into social onling gaming offerings via our Penn Interative Ventures, LLC (“Penn Interactive Ventures”) division and our recent acquisition of Rocket Speed, Inc. (“Rocket Speed”) and into retail gaming with our Prairie State Gaming subsidiary.  As of March 31, 2017, the Company owned, managed, or had ownership interests in twenty-seven facilities in the following seventeen jurisdictions: California, Florida, Illinois, Indiana, Kansas, Maine, Massachusetts, Mississippi, Missouri, Nevada, New Jersey, New Mexico, Ohio, Pennsylvania, Texas, West Virginia and Ontario, Canada.

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

Operating results for the three months ended March 31, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017. The notes to the consolidated financial statements contained in the Annual Report on Form 10-K for the year ended December 31, 2016 should be read in conjunction with these condensed consolidated financial statements.  The December 31, 2016 financial information has been derived from the Company’s audited consolidated financial statements.

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

The amounts included in promotional allowances for the three months ended March 31, 2017 and 2016 are as follows:

	Three Months Ended March 31,
	2017	2016
	(in thousands)
Rooms	$9,196	$9,122
Food and beverage	30,566	29,521
Other	2,096	1,928
Total promotional allowances	$41,858	$40,571

The estimated cost of providing such complimentary services for the three months ended March 31, 2017 and 2016 are as follows:

	Three Months Ended March 31,
	2017	2016
	(in thousands)
Rooms	$1,268	$1,197
Food and beverage	11,631	11,523
Other	854	745
Total cost of complimentary services	$13,753	$13,465

Gaming and Racing Taxes

The Company is subject to gaming and pari-mutuel taxes based on gross gaming revenue and pari-mutuel revenue in the jurisdictions in which it operates. The Company primarily recognizes gaming and pari-mutuel tax expense based on the statutorily required percentage of revenue that is required to be paid to state and local jurisdictions in the states where or in which wagering occurs. In certain states in which the Company operates, gaming taxes are based on graduated rates. The Company records gaming tax expense at the Company’s estimated effective gaming tax rate for the year, considering estimated taxable gaming revenue and the applicable rates. Such estimates are adjusted each interim period. If gaming tax rates change during the year, such changes are applied prospectively in the determination of gaming tax expense in future interim periods. For the three months ended March 31, 2017, these expenses, which are recorded primarily within gaming expense in the condensed consolidated statements of income, were $244.4 million, as compared to $243.2 million for the three months ended March 31, 2016.

Long-term asset related to the Jamul Tribe

The Company is accounting for the development agreement and related loan commitment letter with the Jamul Tribe as a loan (the “Loan”) with accrued interest in accordance with ASC 310, “Receivables.”  The Loan represented advances made by the Company to the Jamul Tribe for the development and construction of a gaming facility for the Jamul Tribe on reservation land.  As such, the Jamul Tribe owns the casino and its related assets and liabilities. Repayment of funds advanced to the Jamul Tribe is primarily predicated on cash flows from the operations of the facility.  San Diego Gaming Ventures, LLC (“SDGV”) (a wholly-owned subsidiary of the Company) is a separate legal entity and is the Penn entity that has the Loan with and is entitled to receive management and licensing fees from the Jamul Tribe.

Additionally, in December 2015, the Company entered into an agreement to purchase a $60 million subordinated note from the previous developer of the Jamul Indian Village project for $24 million.  Interest on this subordinated note, as of the effective date and at all times thereafter until the Loan has been paid in full, shall accrue as follows: as of the effective date, no interest shall accrue initially; at the opening date, interest shall accrue at a simple fixed rate of 4.25% per annum.  The subordinated note is subordinated to the Loan, and payments on the subordinated note may only be made after all necessary payments are made on the Loan subject to certain limitations.  The Company recorded the subordinated note at its acquisition price of $24 million, which was considered to be its fair value and represents the expected cash flows to be received. As described below, this subordinated note was repaid in connection with the Jamul Tribe refinancing of its existing indebtedness and the Company received a $6 million premium on such repayment which was accounted for as an origination fee on our new loan to the Tribe.

On October 20, 2016, the Jamul Tribe obtained long term secured financing, consisting of revolving and term loan credit facilities (the “Credit Facilities”) totaling approximately $460 million.  The Credit Facilities, all of which are due in 2022, consist of a $5 million revolving credit facility, a $340 million term loan B facility and a $98 million term loan C facility.  The revolving credit facility was provided by various commercial banks; the term loan B facility is held by an affiliate of Och-Ziff Real Estate; and the term loan C facility is held by SDGV.  SDGV will also provide up to an additional $15 million of delayed draw term loan C commitments to fund certain roadway improvement costs.  The various Credit Facilities rank pari passu with each other.  However, if, on the first anniversary of the opening of Hollywood Casino Jamul – San Diego, the Jamul Tribe has not achieved a senior secured net leverage ratio equal to or less than 5.0 to 1.0, then all or a portion of the term loan C facility will become subordinated to the other Credit Facilities to the extent necessary such that, after giving effect to such conversion, such senior secured net leverage ratio is 5.0 to 1.0.  The rights of SDGV to receive management and license fees are subordinated to the claims of the lenders under the Credit Facilities and are subject to certain conditions contained in the Credit Facilities.  SDGV’s Loan with the Jamul Tribe totaled $92.3 million (net of unamortized loan origination fees of $5.9 million and inclusive of a current portion of $0.5 million in other current assets) and $92.1 million (net of unamortized loan origination fee of $5.9 million and inclusive of a current portion of $0.7 million in other current assets) at March 31, 2017 and December 31, 2016, respectively.

As a condition to the Credit Facilities, SDGV provided a limited completion guarantee, in favor of the administrative agent under the Credit Facilities, to provide up to $15 million of additional loans related to the construction and opening of the Casino, as well as certain post opening construction costs.  Of these loans, $10 million may be funded under the Credit Facilities as part of the term loan C facility, while any additional loans would be subordinated loans. The term loan C facility bears interest at LIBOR plus 8.50% with a 1% LIBOR floor (or, at the Jamul Tribe’s election, a base rate determined by reference to the prime rate, the federal funds effective rate or LIBOR, as applicable, plus 8.50%), and the subordinated loans will bear interest at 14.0% (with 12.0% to be paid in cash and 2.0% to be paid-in-kind).

As mentioned previously, the Company is accounting for its loan in accordance with ASC 310, “Receivables”.  Although Hollywood Casino Jamul San-Diego opened to strong business and earnings volumes in October 2016, which met our expectations, results began to soften earlier and with a steeper dropoff than anticipated.  Based on the actual performance of the facility to date and projections for the second quarter of 2017, the Company believes the Jamul Tribe is likely to be in technical default of certain financial covenant requirements with respect to debt to earnings ratios at June 30, 2017, in the absence of a waiver being obtained prior to such date.  As a result, we have concluded the Loan is impaired at both March 31, 2017 and December 31, 2016.  A loan is considered impaired when, based on current information, events and projections, it is probable that the Company will be unable to collect the scheduled payments of principal and/or interest when contractually due under the terms of the loan agreement.  Impairment is measured by the present value of expected future cash flows discounted at the loan’s effective interest rate.  An allowance for loan losses would be established in the event the carrying value exceeds the present value calculation previously described.

The Company performed a comprehensive review of various possible future cash flow projections for the facility that were benchmarked against recent openings in the Company’s regional operations.  The expected cash flows were then discounted at the Loan’s original interest rate in accordance with ASC 310 which was in excess of our Loan’s carrying value at both March 31, 2017 and December 31, 2016, and as such no reserve was required.  The unpaid principal balance of our loan at March 31, 2017 and December 31, 2016 was $98.2 million and $98.0 million, respectively.

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

As of March 31, 2017, there were no outstanding shares of Series C Preferred Stock. At March 31, 2016, the Company had outstanding 8,624 shares of Series C Convertible Preferred Stock. The Company determined that the preferred stock qualified as a participating security as defined in ASC 260 since these securities participate in dividends with the Company’s common stock. In accordance with ASC 260, a company is required to use the two-class method when computing EPS when a company has a security that qualifies as a “participating security.” The two-class method is an earnings allocation formula that determines EPS for each class of common stock and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings. A participating security is included in the computation of basic EPS using the two-class method. Under the two-class method, basic EPS for the Company’s common stock is computed by dividing net income applicable to common stock by the weighted-average common shares outstanding during the period. Diluted EPS for the Company’s common stock is computed using the more dilutive of the two-class method or the if-converted method.

The following table sets forth the allocation of net income for the three months ended March 31, 2017 and 2016 under the two-class method:

	Three Months Ended March 31,	Three Months Ended March 31,
	2017	2016
	(in thousands)

Net income	$5,104	$23,708
Net income applicable to preferred stock	—	2,282
Net income applicable to common stock	$5,104	$21,426

The following table reconciles the weighted-average common shares outstanding used in the calculation of basic EPS to the weighted-average common shares outstanding used in the calculation of diluted EPS for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,	Three Months Ended March 31,
	2017	2016
	(in thousands)
Determination of shares:
Weighted-average common shares outstanding	90,751	80,968
Assumed conversion of dilutive employee stock-based awards	1,105	1,448
Assumed conversion of restricted stock	61	51
Diluted weighted-average common shares outstanding before participating security	91,917	82,467
Assumed conversion of preferred stock	—	8,624
Diluted weighted-average common shares outstanding	91,917	91,091

Options to purchase 4,545,585 shares and 2,574,719 shares were outstanding during the three months ended March 31, 2017 and 2016, respectively, but were not included in the computation of diluted EPS because they were antidilutive.

The following table presents the calculation of basic and diluted EPS for the Company’s common stock for the three months ended March 31, 2017 and 2016 (in thousands, except per share data):

	Three Months Ended March 31,	Three Months Ended March 31,
	2017	2016
Calculation of basic EPS:
Net income applicable to common stock	$5,104	$21,426
Weighted-average common shares outstanding	90,751	80,968
Basic EPS	$0.06	$0.26

Calculation of diluted EPS using two-class method:
Net income applicable to common stock	$5,104	$21,426
Diluted weighted-average common shares outstanding before participating security	91,917	82,467
Diluted EPS	$0.06	$0.26

Stock-Based Compensation

The Company accounts for stock compensation under ASC 718, “Compensation-Stock Compensation,” which requires the Company to expense the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. This expense is recognized ratably over the requisite service period following the date of grant.

The fair value for stock options is estimated at the date of grant using the Black-Scholes option-pricing model, which requires management to make certain assumptions. The risk-free interest rate was based on the U.S. Treasury spot rate with a term equal to the expected life assumed at the date of grant. Expected volatility was estimated based on the historical volatility of the Company’s stock price over a period of 5.30 years, in order to match the expected life of the options at the grant date. Historically, at the grant date, there has been no expected dividend yield assumption since the Company has not paid any cash dividends on its common stock since its initial public offering in May 1994 and since the Company intends to retain all of its earnings to finance the development of its business for the foreseeable future. The weighted-average expected life was based on the contractual term of the stock option and expected employee exercise dates, which was based on the historical and expected exercise behavior of the Company’s employees.  The Company granted 1,446,353 stock options during the three months ended March 31, 2017.

Stock-based compensation expense for the three months ended March 31, 2017 was $2.2 million as compared to $1.5 million for the three months ended March 31, 2016, and is included within the condensed consolidated statements of income under general and administrative expense.

The Company’s cash-settled phantom stock unit awards (“PSUs”), which vest over a period of three to four years, entitle employees and directors to receive cash based on the fair value of the Company’s common stock on the vesting date.  The PSUs are accounted for as liability awards and are re-measured at fair value each reporting period until they become vested with compensation expense being recognized over the requisite service period in accordance with ASC 718-30, “Compensation—Stock Compensation, Awards Classified as Liabilities.” The Company had a liability, which is included in accrued salaries and wages within the condensed consolidated balance sheets, associated with its PSUs of $5.8 million and $5.6 million at March 31, 2017 and December 31, 2016, respectively. For PSUs held by Penn employees, there was $7.1 million of total unrecognized compensation cost at March 31, 2017 that will be recognized over the grants remaining weighted average vesting period of 2.07 years. For the three months ended March 31, 2017, the Company recognized $4.3 million of compensation expense associated with these awards, as compared to $3.0 million for the three months ended March 31, 2016.  The changes are primarily due to volatility in Penn’s stock price year-over-year. Amounts paid by the Company for the three months ended March 31, 2017 on these cash-settled awards totaled $3.5 million as compared to $4.4 million for the three months ended March 31, 2016.

For the Company’s stock appreciation rights (“SARs”), the fair value of the SARs is calculated during each reporting period and estimated using the Black-Scholes option pricing model based on the various inputs discussed below. The Company’s SARs, which vest over a period of four years, are accounted for as liability awards since they will be settled in cash. The Company had a liability, which is included in accrued salaries and wages within the condensed consolidated balance sheets, associated with its SARs of $10.4 million and $7.3 million at March 31, 2017 and December 31, 2016, respectively. For SARs held by Penn employees, there was $11.2 million of total unrecognized compensation cost at March 31, 2017 that will be recognized over the awards remaining weighted average vesting period of 2.99 years. For the three months ended March 31, 2017, the Company recognized compensation expense of $4.0 million associated with these awards, as compared to $1.9 million for the three months ended March 31, 2016. The changes are primarily due to volatility in Penn’s stock price year-over-year.  Amounts paid by the Company for the three months ended March 31, 2017 on these cash-settled awards totaled $1.1 million as compared to $0.4 million for the three months ended March 31, 2016.

The following are the weighted-average assumptions used in the Black-Scholes option-pricing model for stock option awards granted during the three months ended March 31, 2017 and 2016, respectively:

Three months ended March 31,	2017	2016
Risk-free interest rate	1.97%	1.20%
Expected volatility	30.67%	31.22%
Dividend yield	—	—
Weighted-average expected life (years)	5.30	5.40

Segment Information

The Company’s Chief Executive Officer, who is the Company’s Chief Operating Decision Maker (“CODM”), as that term is defined in ASC 280, “Segment Reporting” (“ASC 280”), measures and assesses the Company’s business performance based on regional operations of various properties grouped together based primarily on their geographic locations. During the second quarter of 2016, the Company changed its three reportable segments from East/Midwest, West and Southern Plains to Northeast, South/West, and Midwest in connection with the addition of a new regional vice president and a realignment of responsibilities within our segments.  This realignment changed the manner in which information is provided to the CODM and therefore how performance is assessed and resources are allocated to the business. Segment information for prior periods has been restated for comparability.

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

The South/West reportable segment consists of the following properties: Zia Park Casino, Hollywood Casino Tunica, Hollywood Casino Gulf Coast, Boomtown Biloxi, M Resort, and Tropicana Las Vegas, as well as our management contract with Hollywood Casino Jamul-San Diego, which opened on October 10, 2016.

The Midwest reportable segment consists of the following properties: Hollywood Casino Aurora, Hollywood Casino Joliet, Argosy Casino Alton, Argosy Casino Riverside, Hollywood Casino Lawrenceburg, Hollywood Casino St. Louis, and Prairie State Gaming, and includes the Company’s 50% investment in Kansas Entertainment, LLC (“Kansas Entertainment”), which owns the Hollywood Casino at Kansas Speedway.

The Other category consists of the Company’s standalone racing operations, namely Rosecroft Raceway, which was sold on July 31, 2016, Sanford-Orlando Kennel Club, and the Company’s joint venture interests in Sam Houston Race Park, Valley Race Park, and Freehold Raceway. If the Company is successful in obtaining gaming operations at these locations, they would be assigned to one of the Company’s regional executives and reported in their respective reportable segment. The Other category also includes the Company’s corporate overhead operations, which does not meet the definition of an operating segment under ASC 280. Additionally, the Other category includes Penn Interactive Ventures, the Company’s wholly-owned subsidiary that represents its social online gaming initiatives, including the recently acquired Rocket Speed. Penn Interactive Ventures meets the definition of an operating segment under ASC 280, but is quantitatively not significant to the Company’s operations as it represents 1.5% of net revenues and $(1.4) million impact to income from operations for the three months ended March 31, 2017, and its total assets represent 2.2% of the Company’s total assets at March 31, 2017.

In addition to GAAP financial measures, management uses adjusted EBITDA as an important measure of the operating performance of its segments, including the evaluation of operating personnel and believes it is especially relevant in evaluating large, long lived casino projects because it provides a perspective on the current effects of operating decisions separated from the substantial non-operational depreciation charges and financing costs of such projects. The Company defines adjusted EBITDA as earnings before interest, taxes, stock compensation, debt extinguishment and financing charges, impairment charges, insurance recoveries and deductible charges, depreciation and amortization, changes in the estimated fair value of our contingent purchase price obligations, gain or loss on disposal of assets, and other income or expenses. Adjusted EBITDA is also inclusive of income or loss from unconsolidated affiliates, with the Company’s share of non-operating items (such as depreciation and amortization) added back for its joint venture in Kansas Entertainment. Adjusted EBITDA excludes payments associated with our Master Lease agreement with GLPI as the transaction is accounted for as a financing obligation. Adjusted EBITDA should not be construed as an alternative to operating income, as an indicator of the Company’s operating performance, as an alternative to cash flows from operating activities, as a measure of liquidity, or as any other measure of performance determined in accordance with GAAP. The Company has significant uses of cash flows, including capital expenditures, interest payments, taxes and debt principal repayments, which are not reflected in adjusted EBITDA.

See Note 7 for further information with respect to the Company’s segments.

Other Comprehensive Income

The Company accounts for comprehensive income in accordance with ASC 220, “Comprehensive Income,” which establishes standards for the reporting and presentation of comprehensive income in the consolidated financial statements. The Company presents comprehensive income in two separate but consecutive statements. For the three months ended March 31, 2017 and 2016, the only component of accumulated other comprehensive income was foreign currency translation adjustments.

3. New Accounting Pronouncements

Accounting Pronouncements Implemented in 2017

In March 2016, the FASB issued ASU No. 2016-09, “Compensation - Stock Compensation (Topic 718) – Improvements to Employee Share-Based Payment Accounting.”  The amendments are intended to improve the accounting for employee share-based payments and affect all organizations that issue share-based payment awards to their employees.  Several aspects of the accounting for share-based payment award transactions are simplified, including: (a) income tax consequences; (b) classification of awards as either equity or liabilities; and (c) classification on the statement of cash flows.  The Company adopted this change in accounting principle effective January 1, 2017.  As a result of adopting the change to accounting for income taxes, for the three months ended March 31, 2017, the Company recognized an income tax benefit of $0.6 million related to excess tax deductions that would have previously been recognized as additional paid in capital within Shareholders Deficit.  The Company did not record a cumulative effect adjustment to Retained Earnings due to having a full valuation allowance against all deferred tax assets.  Deferred tax assets and the valuation allowance increased by $16.4 million at January 1, 2017 for the tax effect previously unrecognized for excess tax deductions.  The Company has elected to present the change in classification of excess /(deficient) tax deductions from a financing activity to a operating activity within its consolidated statement of cash flows on a retrospective basis.  The impact to the comparative period ended March 31, 2016 was an increase to net cash provided by operating activities and an increase in cash used in financing activities of $0.7 million, respectively.  The Company has also made an accounting policy election to account for forfeitures when they occur which had no cumulative effect to retained earnings.  Finally, effective January 1, 2017, the Company adopted the change related to diluted EPS on a prospective basis such that the net benefit/ (deficiency) attributable to taxes is no longer included in the computation of assumed proceeds.

New Accounting Pronouncements to be Implemented

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606),” which impacts virtually all aspects of an entity’s revenue recognition. The core principle of Topic 606 is that revenue should be recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In July 2015, the FASB deferred the effective date of the standard by one year which results in the new standard being effective for the Company at the beginning of its first quarter of fiscal year 2018. In addition, during March, April and May 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net), ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing and ASU 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients, respectively, which clarified the guidance on certain items such as reporting revenue as a principal versus agent, identifying performance obligations, accounting for intellectual property licenses, assessing collectability and presentation of sales taxes. Management has not yet completed its assessment of the impact of the new standard on the Company’s consolidated financial statements.  Although the Company is currently assessing the impact that the adoption of the new standard will have on its consolidated financial statements and related disclosures, we believe one area that will result in changes is our accounting for loyalty points which are earned by our customers. The Company’s Marquee Rewards program allows members to utilize their rewards membership card to earn promotional points that are redeemable for slot play and complimentaries. The accumulated points can be redeemed for food and beverages at our restaurants, and products offered at our retail stores across the vast majority of Penn’s casino properties. The estimated liability for unredeemed points is currently accrued based on expected redemption rates and the estimated costs of the services or merchandise to be provided.  Under the new standard, we will need to defer the full retail value of the complimentaries until the future revenue transaction occurs.  Although the exact amount of the increase to our point liabilities has not yet been determined, we do not anticipate it will have a significant impact on our earnings.  The new standard will also require us to allocate the revenues associated with players’ activity between gaming revenue and the value of the points and to measure the liability based on the estimated standalone selling price of the points earned after factoring in the likelihood of redemption.  As a result, we expect that gaming revenues will be reduced and that promotional allowance will no longer be netted on our statement of income. The revenue associated with the points earned will be recognized in the period in which they are redeemed.   Additionally, at this time, we expect to adopt Topic 606 using the modified retrospective method on January 1, 2018.  The Company is continuing to evaluate the new guidance both internally and through following the industry working group and plans to provide additional information at a future date.

4.  Property and Equipment

Property and equipment, net, consists of the following:

	March 31,	December 31,
	2017	2016
	(in thousands)

Property and equipment - non-master lease
Land and improvements	$294,590	$294,590
Building and improvements	404,875	404,158
Furniture, fixtures and equipment	1,358,002	1,355,615
Leasehold improvements	119,404	118,940
Construction in progress	26,903	16,375
	2,203,774	2,189,678
Less Accumulated depreciation	(1,261,519)	(1,224,596)
	942,255	965,082
Property and equipment - master lease
Land and improvements	381,680	382,246
Building and improvements	2,219,017	2,219,018
	2,600,697	2,601,264
Less accumulated depreciation	(768,629)	(745,963)
	1,832,068	1,855,301
Property and equipment, net	$2,774,323	$2,820,383

Property and equipment, net decreased by $46.1 million for the three months ended March 31, 2017 primarily due to depreciation expense, which is partially offset by improvements at Tropicana Las Vegas, and normal maintenance capital expenditures for the three months ended March 31, 2017.

Depreciation expense, for property and equipment including assets under capital leases, totaled $65.0 million and $65.6 million for the three months ended March 31, 2017 and 2016, respectively, of which $22.7 million and $22.9 million related to assets under the Master Lease, respectively. No interest was capitalized in connection with major construction projects for the three months ended March 31, 2017 and 2016.

5.  Long-term Debt

Long-term debt, net of current maturities, is as follows:

	March 31,	December 31,
	2017	2016
	(in thousands)

Senior secured credit facility	$931,000	$976,845
$300 million 5.875 % senior subordinated notes due November 1, 2021	—	300,000
$400 million 5.625 % senior unsecured notes due January 15, 2027	400,000	—
Other long-term obligations	126,052	154,084
Capital leases	1,321	1,760
	1,458,373	1,432,689
Less current maturities of long-term debt	(35,561)	(85,595)
Less net discounts	(2,937)	(620)
Less debt issuance costs	(32,333)	(16,535)
	$1,387,542	$1,329,939

The following is a schedule of future minimum repayments of long-term debt as of March 31, 2017 (in thousands):

Within one year	$35,497
1-3 years	78,612
3-5 years	422,517
Over 5 years	921,747
Total minimum payments	$1,458,373

Senior Secured Credit Facility

On January 19, 2017, the Company entered into a new senior secured credit facility. The new senior secured credit facility consists of a five year $700 million revolver, a five year $300 million Term Loan A facility, and a seven year $500 million Term Loan B facility (the “Amended Credit Facilities”). The Term Loan A facility was priced at LIBOR plus a spread (ranging from 3.00% to 1.25%) based on the Company’s consolidated total net leverage ratio as defined in the new senior secured credit facility. The Term Loan B facility was priced at LIBOR plus 2.50%, with a 0.75% LIBOR floor.  At March 31, 2017, the Company’s senior secured credit facility had a gross outstanding balance of $931.0 million, consisting of a $300.0 million Term Loan A facility, a $500.0 million Term Loan B facility, and $131.0 million outstanding on the revolving credit facility. Additionally, at March 31, 2017, the Company had conditional obligations under letters of credit issued pursuant to the senior secured credit facility with face amounts aggregating $22.1 million, resulting in $546.9 million of available borrowing capacity as of March 31, 2017 under the revolving credit facility. In connection with the repayment of the previous senior secured credit facility, the Company recorded $1.7 million in refinancing costs and a $2.3 million loss on the early extinguishment of debt for the quarter ended March 31, 2017 related to the write-off of deferred debt issuance costs and the write‑off of the discount on the Term Loan B facility of the previous senior secured credit facility.

Redemption of 5.875% Senior Subordinated Notes

In the first quarter of 2017, the Company redeemed all of its $300 million 5.875% senior subordinated notes, which were due in 2021 (“5.875% Notes”). In connection with this redemption, the Company recorded a $21.1 million loss on the early extinguishment of debt for the quarter ended March 31, 2017 related to the difference between the reacquisition price of the 5.875% Notes compared to its carrying value.

5.625% Senior Unsecured Notes

On January 19, 2017, the Company completed an offering of $400 million 5.625% senior unsecured notes that mature on January 15, 2027 (the “5.625% Notes”) at a price of par. Interest on the 5.625% Notes is payable on January 15th and July 15th of each year. The 5.625% Notes are senior unsecured obligations of the Company. The 5.625% Notes will not be guaranteed by any of the Company’s subsidiaries except in the event that the Company in the future issues certain subsidiary‑guaranteed debt securities. The Company may redeem the 5.625% Notes at any time on or after January 15, 2022, at the declining redemption premiums set forth in the indenture governing the 5.625% Notes, and, prior to January 15, 2022, at a “make-whole” redemption premium set forth in the indenture governing the 5.625% Notes.  In addition, prior to January 15, 2020, the Company may redeem the 5.625% Notes with an amount equal to the net proceeds from one or more equity offerings, at a redemption price equal to 105.625% of the principal amount of the 5.625% Notes redeemed, together with accrued and unpaid interest to, but not including, the redemption date, so long as at least 60% of the aggregate principal amount of the notes originally issued under the indenture remains outstanding and such redemption occurs within 180 days of closing of the related equity offering.

The Company used a portion of the proceeds from the issuance of the 5.625% Notes to retire its existing 5.875% Notes and to fund related transaction fees and expenses.

The Company used loans funded under the Amended Credit Facilities and a portion of the proceeds of the 5.625% Notes to repay amounts outstanding under its then existing Credit Agreement and to fund related transaction fees and expenses and for general corporate purposes.

Corporate Airplane Loan

In January 2017, the Company’s corporate airplane loan of $20.8 million was paid in full.  At December 31, 2016 the corporate airplane loan was included with other long-term obligations.

Covenants

The Company’s senior secured credit facility and $400 million 5.625% senior unsecured notes require it, among other obligations, to maintain specified financial ratios and to satisfy certain financial tests, including fixed charge coverage, interest coverage, senior leverage and total leverage ratios. In addition, the Company’s senior secured credit facility and $400 million 5.625% senior unsecured notes restrict, among other things, its ability to incur additional indebtedness, incur guarantee obligations, amend debt instruments, pay dividends, create liens on assets, make investments, engage in mergers or consolidations, and otherwise restrict corporate activities.

At March 31, 2017, the Company was in compliance with all required financial covenants.

6.  Master Lease Financing Obligation

The Company’s Master Lease with GLPI is accounted for as a financing obligation. The obligation was calculated at the inception of the spin-off of GLPI based on the future minimum lease payments due to GLPI under the Master Lease discounted at 9.70%, which represents the estimated incremental borrowing rate over the lease term, including renewal options that were reasonably assured of being exercised and the funded construction of certain leased real estate assets in development at the date of the Spin-Off. Total payments under the Master Lease were $112.4 million and $111.4 for the three months ended March 31, 2017 and 2016, respectively. The interest expense recognized for the three months ended March 31, 2017 was $97.7 million as compared to $98.7 million the three months ended March 31, 2016, respectively.

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

Three months ended March 31, 2017	Northeast	South/West	Midwest	Other (1)	Total
Income (loss) from operations	$102,633	$27,118	$61,529	$(50,993)	$140,287
Charge for stock compensation	—	—	—	2,173	2,173
Depreciation and amortization	23,023	9,218	9,671	28,324	70,236
Contingent purchase price	904	—	9	1,647	2,560
(Gain) loss on disposal of assets	14	5	(58)	(6)	(45)
Insurance recoveries	—	—	—	—	—
Income (loss) from unconsolidated affiliates	—	—	5,004	(456)	4,548
Non-operating items for Kansas JV	—	—	1,951	—	1,951
Adjusted EBITDA	$126,574	$36,341	$78,106	$(19,311)	$221,710

Three months ended March 31, 2016	Northeast	South/West	Midwest	Other (1)	Total
Income (loss) from operations	$100,921	$25,985	$58,225	$(44,600)	$140,531
Charge for stock compensation	—	—	—	1,455	1,455
Depreciation and amortization	22,994	8,764	9,568	24,694	66,020
Contingent purchase price	(1,201)	—	—	—	(1,201)
Loss on disposal of assets	21	(24)	6	(1,104)	(1,101)
Income (loss) from unconsolidated affiliates	—	—	4,718	(109)	4,609
Non-operating items for Kansas JV	—	—	2,570	—	2,570
Adjusted EBITDA	$122,735	$34,725	$75,087	$(19,664)	$212,883

	Northeast	South/West	Midwest	Other (1)	Total
	(in thousands)
Three months ended March 31, 2017
Net revenues	$393,465	$139,820	$228,338	$14,601	$776,224
Capital expenditures	3,990	8,622	4,331	213	17,156

Three months ended March 31, 2016
Net revenues	$393,205	$135,968	$221,078	$6,200	$756,451
Capital expenditures	7,119	7,585	5,982	683	21,369

Balance sheet at March 31, 2017
Total assets	$837,808	$829,872	$1,087,737	$2,191,623	$4,947,040
Investment in and advances to unconsolidated affiliates	76	—	93,022	61,876	154,974
Goodwill and other intangible assets, net	324,285	224,693	776,347	97,092	1,422,417

Balance sheet at December 31, 2016
Total assets	$861,951	$840,076	$1,103,231	$2,169,226	$4,974,484
Investment in and advances to unconsolidated affiliates	76	—	93,768	62,332	156,176
Goodwill and other intangible assets, net	324,285	224,719	775,377	100,798	1,425,179

(1) Includes depreciation expense associated with the real property assets under the Master Lease with GLPI.  In addition, total assets include these assets.  The interest expense associated with the financing obligation is reflected in the other category.  Net revenues and income (loss) from unconsolidated affiliates relate to the Company’s stand-alone racing operations, namely Rosecroft Raceway, which was sold  on July 31, 2016, Sanford Orlando Kennel Club and the Company’s Texas and New Jersey joint ventures, which do not have gaming operations.  Other also includes Penn Interactive Ventures, which is a wholly-owned subsidiary that is pursuing our interactive gaming strategy and our recent acquisition of Rocket Speed.

8. Fair Value Measurements

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

The following methods and assumptions are used to estimate the fair value of each class of financial instruments for which it is practicable to estimate:

Cash and cash equivalents

The fair value of the Company’s cash and cash equivalents approximates the carrying value of the Company’s cash and cash equivalents, due to the short maturity of the cash equivalents and as such is a Level 1 measurement.

Advances to the Jamul Tribe

The fair value of the Company’s advances to the Jamul Tribe was based on market interest rates for similarly rated observable instruments.  Although we determined that these inputs fell within Level 2 of the fair value hierarchy, the probability of the Company’s loan being subordinated is based on internal projections of the cash flows of the facility which is a Level 3 measurement.  Therefore, the Company concluded that this instrument should be classified as a Level 3 measurement due to the high probability of the loan being subordinated.  See Note 2 for further details.

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

Other long term obligations at March 31, 2017, included the relocation fees for Hollywood Gaming at Dayton Raceway and Hollywood Gaming at Mahoning Valley Race Course and the repayment obligation of a hotel and event center located near Hollywood Casino Lawrenceburg. The fair value of the relocation fees for Hollywood Gaming at Dayton Raceway and Hollywood Gaming at Mahoning Valley Race Course approximates its carrying value as the discount rate of 5.0% approximates the market rate of similar debt instruments and as such is a Level 2 measurement.  Finally, the fair value of the repayment obligation for the hotel and event center is estimated based on a rate consistent with comparable municipal bonds and as such is a Level 2 measurement.

Other liabilities

Other liabilities at March 31, 2017 is primarily comprised of the contingent purchase price consideration related to the purchases of Plainridge Racecourse and Rocket Speed.  The fair value of the Company’s contingent purchase price consideration related to its Plainridge Racecourse acquisition is estimated based on a discounted cash flow model and as such is a Level 3 measurement.  The fair value of the Company’s contingent purchase price consideration related to its Rocket Speed acquisition is estimated by applying an option pricing method using a Monte Carlo simulation which is a quantitative technique that estimates the distribution of an outcome variable that depends on probabilistic input variables and as such is a Level 3 measurement.  At each reporting period, the Company assesses the fair value of these liabilities and changes in their fair values are recorded in earnings. The amount related to the change in fair value of these obligations resulted in a charge to general and administrative expense of $2.6 million for the three months ended March 31, 2017 compared to a reduction of $1.2 million for the three months ended March 31, 2016.

The carrying amounts and estimated fair values by input level of the Company’s financial instruments at March 31, 2017 and December 31, 2016 are as follows (in thousands):

	March 31, 2017
	Carrying
	Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$259,488	$259,488	$259,488	$—	$—
Advances to Jamul Tribe	92,334	98,198	—	—	98,198
Financial liabilities:
Long-term debt
Senior secured credit facility	896,539	934,750	803,750	131,000	—
Senior unsecured notes	399,228	394,000	394,000	—	—
Other long-term obligations	126,052	124,424	—	124,424	—
Other liabilities	50,783	50,783	—	—	50,783

	December 31, 2016
	Carrying
	Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$229,510	$229,510	$229,510	$—	$—
Advances to Jamul Tribe	92,100	98,000	—	—	98,000
Financial liabilities:
Long-term debt
Senior secured credit facility	962,703	976,092	785,092	191,000	—
Senior unsecured notes	296,895	312,000	312,000	—	—
Other long-term obligations	154,084	152,132	—	152,132	—
Other liabilities	48,244	48,244	—	—	48,244

The following table summarizes the changes in fair value of the Company’s Level 3 liabilities (in thousands):

Three Months Ended
March 31, 2017
Liabilities
Contingent
Purchase Price
Balance at January 1, 2017	$48,244

Additions	—
Payments	(21)
Included in earnings	2,560
Balance at March 31, 2017	$50,783

The following table summarizes the significant unobservable inputs used in calculating fair value for our Level 3 liabilities:

	Valuation	Unobservable
	Technique	Input	Discount Rate	Volatility Rate
Contingent purchase price - Plainridge	Discounted cash flow	Discount rate	8.30%	N/A	%
Contingent purchase price - Rocket Speed	Option pricing method	Discount rate, Volatility rate	12.00%	83.11%

9. Investment in Unconsolidated Affiliates

The Company has a 50% investment in Kansas Entertainment, which is a joint venture with International Speedway Corporation (“International Speedway”). Kansas Entertainment owns Hollywood Casino at Kansas Speedway which is a Hollywood themed facility featuring 244,791 of property square footage with 2,000 slot machines, 41 table games and 12 poker tables, a 1,253 space parking structure, as well as a variety of dining and entertainment facilities.  For the year ended December 31, 2016 (and expected for the year ending December 31, 2017), the Company’s investment in Kansas Entertainment met the requirements of S-X Rule 4-08(g) to provide summarized financial information.  The following table provides summary income statement information for Kansas Entertainment as required under S-X Rule 1-02(bb) for the comparative periods presented in the Company’s condensed consolidated statements of income.

	Three Months Ended March 31,
	2017	2016
Net revenues	$38,846	$39,882
Operating expenses	28,838	30,446
Income from operations	10,008	9,436
Net income	$10,008	$9,436

Net income attributable to Penn	$5,004	$4,718

10. Subsequent Events

On March 28, 2017, the Company announced that it entered into a definitive agreement to acquire RIH Acquisitions MS I, LLC and RIH Acquisitions MS II, LLC, the holding companies for the gaming operations of Bally’s Casino Tunica and Resorts Casino Tunica, in Tunica, Mississippi, for a total consideration of approximately $44.0 million in cash, subject to customary working capital adjustments. The transaction closed on May 1, 2017. The acquisition was funded by Penn with cash on hand and revolving commitments under the Company’s senior secured credit facility.  The Company will operate both of these Tunica properties and lease the underlying real property associated with these two businesses from GLPI pursuant to the terms of the Company’s existing Master Lease with GLPI, with a total initial annual payment of $9.0 million subject to the provisions included in the terms of the Master Lease.  The underlying real property leased from GLPI will be accounted for as a financing obligation, which is expected to increase the Company’s Master Lease financing obligation by approximately $82.6 million which represents the purchase price GLPI paid for the underlying real estate assets.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our Operations

We are a leading, diversified, multi-jurisdictional owner and manager of gaming and racing facilities and video gaming terminal operations. In addition, over the last six quarters, we have implemented our interactive gaming strategy through our subsidiary, Penn Interative Ventures and recently expanded our social gaming offerings with the acquisition of Rocket Speed, a leading developer of social casino games, while also expanding our video gaming terminal operations through our Prairie State Gaming subsidiary.  As of March 31, 2017, we owned, managed, or had ownership interests in twenty-seven facilities in the following seventeen jurisdictions: California, Florida, Illinois, Indiana, Kansas, Maine, Massachusetts, Mississippi, Missouri, Nevada, New Jersey, New Mexico, Ohio, Pennsylvania, Texas, West Virginia, and Ontario, Canada. We believe that our portfolio of assets provides us the benefit of geographically diversified cash flow from operations.

The vast majority of our revenue is gaming revenue, derived primarily from gaming on slot machines (which represented approximately 87% and 86% of our gaming revenue in 2016 and 2015, respectively) and to a lesser extent, table games, which is highly dependent upon the volume and spending levels of customers at our properties. Other revenues are derived from our management service fees from Casino Rama and Hollywood Casino Jamul – San Diego, our hotels, dining, retail, admissions, program sales, concessions and certain other ancillary activities, and our racing operations. Our racing revenue includes our share of pari-mutuel wagering on live races after payment of amounts returned as winning wagers, our share of wagering from import and export simulcasting, and our share of wagering from our off-track wagering facilities.

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

The South/West reportable segment consists of the following properties: Zia Park Casino, Hollywood Casino Tunica, Hollywood Casino Gulf Coast, Boomtown Biloxi, M Resort, and Tropicana Las Vegas, as well as our management contract with Hollywood Casino Jamul-San Diego, which opened on October 10, 2016. It will also include the results of Tunica Resorts and Tunica Bally’s following the closing of the acquisition of both entities.

The Midwest reportable segment consists of the following properties: Hollywood Casino Aurora, Hollywood Casino Joliet, Argosy Casino Alton, Argosy Casino Riverside, Hollywood Casino Lawrenceburg, Hollywood Casino St. Louis, and Prairie State Gaming, and includes the Company’s 50% investment in Kansas Entertainment, LLC (“Kansas Entertainment”), which owns the Hollywood Casino at Kansas Speedway.

The Other category consists of the Company’s standalone racing operations, namely Rosecroft Raceway, which was sold on July 31, 2016, Sanford-Orlando Kennel Club, and the Company’s joint venture interests in Sam Houston Race Park, Valley Race Park, and Freehold Raceway. If the Company is successful in obtaining gaming operations at these locations, they would be assigned to one of the Company’s regional executives and reported in their respective reportable segment. The Other category also includes the Company’s corporate overhead operations, which does not meet the definition of an operating segment under ASC 280. Additionally, the Other category includes Penn Interactive Ventures, the Company’s wholly-owned subsidiary that represents its social online gaming initiatives, including the recently acquired Rocket Speed. Penn Interactive Ventures meets the definition of an operating segment under ASC 280, but is quantitatively not significant to the Company’s operations as it represents 1.5% of net revenues and $(1.4) million impact to to income from operations for the three months ended March 31, 2017, and its total assets represent 2.2% of the Company’s total assets at March 31, 2017.

In addition to GAAP financial measures, management uses adjusted EBITDA as an important measure of the operating performance of its segments, including the evaluation of operating personnel and believes it is especially relevant in evaluating large, long lived casino projects because they provide a perspective on the current effects of operating decisions separated from the substantial non-operational depreciation charges and financing costs of such projects. The Company defines adjusted EBITDA as earnings before interest, taxes, stock compensation, debt extinguishment and financing charges, impairment charges, insurance recoveries and deductible charges, depreciation and amortization, changes in the estimated fair value of our contingent purchase price obligations, gain or loss on disposal of assets, and other income or expenses. Adjusted EBITDA is also inclusive of income or loss from unconsolidated affiliates, with the Company’s share of non-operating items (such as depreciation and amortization) added back for its joint venture in Kansas Entertainment. Adjusted EBITDA excludes payments associated with our Master Lease agreement with GLPI as the transaction is accounted for as a financing obligation. Adjusted EBITDA should not be construed as an alternative to income from operations, as an indicator of the Company’s operating performance, as an alternative to cash flows from operating activities, as a measure of liquidity, or as any other measure of performance determined in accordance with GAAP. The Company has significant uses of cash flows, including capital expenditures, interest payments, taxes and debt principal repayments, which are not reflected in adjusted EBITDA.

Executive Summary

As reported by most jurisdictions, regional gaming industry trends have shown little revenue growth in recent years as numerous jurisdictions now permit gaming or have expanded their gaming offerings. The proliferation of new gaming facilities continues to impact the overall domestic gaming industry as well as our operating results in certain markets.  Our ability to succeed in this environment will be predicated on operating our existing facilities efficiently and offering our customers additional gaming experiences through our multi-channel distribution strategy.  We will also seek to continue to expand our customer database through accretive acquisitions and capitalize on organic growth opportunities from our recent facility openings and new business lines.

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

Historically, the Company has been reliant on certain key regional gaming markets (for example, its results from Hollywood Casino at Charles Town Races and Hollywood Casino Lawrenceburg). Over the past several years, the Company has diversified its operations via development of new facilities and acquisitions and anticipates further diversifying its reliance on specific properties as we continue to expand our VGT and Penn Interactive Ventures operations. For example, we expect our facility in Plainville, Massachusetts and our expansion into the social gaming business and retail gaming market in Illinois, to generate significant cash flow since these operations are not part of the Master Lease and as such do not have any associated lease payments.

Financial Highlights:

We reported net revenues and income from operations of $776.2 million and $140.3 million, respectively, for the three months ended March 31, 2017, compared to $756.5 million and $140.5 million, respectively, for the corresponding period in the prior year. The major factors affecting our results for the three months ended March 31, 2017, as compared to the three months ended March 31, 2016, were:

•	The acquisition of Rocket Speed on August 1, 2016 in our Other segment, which generated net revenues of $8.8 million for the three months ended March 31, 2017.

•

A $25.1 million loss on the early extinguishment of debt and finance charges related to the January 2017 refinancing of our senior secured credit facility, redemption of the $300 million 5.875% senior unsecured notes and issuance of new $400 million 5.625% senior unsecured notes.

•

Net income decreased by $18.6 million for the three months ended March 31, 2017, as compared to the three months ended March 31, 2016, primarily due to a loss on the early extinguishment of debt and finance charges, partially offset by lower interest expense, as well as lower income tax provision.

Segment Developments:

The following are recent developments that have had or will have an impact on us by segment:

Northeast

•

Hollywood Casino at Charles Town Races faced increased competition from the Baltimore, Maryland market, which includes Maryland Live! and Horseshoe Casino Baltimore and MGM National Harbor, which opened in December 2016.

•

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

South/West

•

On October 10, 2016, we opened and began to manage Hollywood Casino Jamul – San Diego on the Jamul Tribe’s trust land in San Diego County, California. The facility is a state of the art development project which includes a three-story gaming and entertainment facility of approximately 200,000 square feet featuring 1,731 slot machines, 40 live table games, multiple restaurants, bars and lounges and a partially enclosed parking structure with over 1,800 spaces. We currently provide a portion of the financing to the Jamul Tribe in connection with the development of the project and, following the opening, we manage and provide branding for the casino in exchange for a management fee equal to 30% of the casino’s pretax income, a licensing fee of 2% of gross revenues for the Hollywood Casino brand, as well as interest on loans provided by the Company in connection with the project.

•

In August 2015 we completed the acquisition of Tropicana Las Vegas Hotel and Casino for $360 million. The Tropicana Las Vegas Hotel and Casino is situated on 35 acres of land located on the Las Vegas Strip with 1,470 remodeled guest rooms and suites, a 50,000 square foot casino gaming floor featuring 617 slot and video poker machines and 35 table games including blackjack, mini‑baccarat, craps and roulette, three full‑service restaurants, a 1,200 seat performance theater, a 300 seat comedy club, a nightclub, beach club and 2,095 parking spaces. During the second quarter of 2016, we refreshed the gaming floor with new slot machines and launched our Marquee Rewards player loyalty program at the Tropicana Las Vegas. Additionally, we continue to evaluate additional improvements at the property which may include additional food, beverage, retail and entertainment and other non-gaming amenities and enhancements, including celebrity chef Robert Irvine’s first signature Las Vegas restaurant, the Robert Irvine Public House announced last year which will open this summer.

Midwest

•

On September 1, 2015, we acquired a leading Illinois video gaming terminal (“VGT”) operator, Prairie State Gaming (“PSG”). As one of the largest and most respected VGT route operators in Illinois, PSG’s operations include more than 1,493 terminals across a network of 333 bars and retail gaming establishments throughout Illinois. During the fourth quarter of 2016, we acquired two small video gaming terminal route operators in Illinois. In addition, during the first quarter of 2017, we acquired another small video gaming terminal route operator in Illinois.

Other

•	On August 1, 2016, we completed our acquisition of Rocket Speed, a leading developer of social casino games.

Critical Accounting Estimates

We make certain judgments and use certain estimates and assumptions when applying accounting principles in the preparation of our consolidated financial statements. The nature of the estimates and assumptions are material due to the levels of subjectivity and judgment necessary to account for highly uncertain factors or the susceptibility of such factors to change. We have identified the accounting for long-lived assets, goodwill and other intangible assets, income taxes and contingent purchase price obligations as critical accounting estimates, as they are the most important to our financial statement presentation and require difficult, subjective and complex judgments.

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

For further information on our critical accounting estimates, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the notes to our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2016. There has been no material change to these estimates for the three months ended March 31, 2017.

Results of Operations

The following are the most important factors and trends that contribute to our operating performance:

•

Most of our properties operate in mature competitive markets. As a result, we expect a significant amount of our future growth to come from prudent acquisitions of gaming properties (such as our August 2015 acquisition of Tropicana Las Vegas Hotel and Casino), jurisdictional expansions (such as our June 2015 opening of a slots‑only gaming facility in Massachusetts, our October 2016 opening of a Hollywood Casino branded gaming facility on the Jamul Indian Village land in trust which we now manage, the September 2014 opening of Hollywood Gaming at Mahoning Valley Race Course and the August 2014 opening of Hollywood Gaming at Dayton Raceway), expansions of gaming in existing jurisdictions (such as the introduction of table games in July 2010 at Hollywood Casino at Charles Town Races and Hollywood Casino at Penn National Race Course, and at Hollywood Casino Bangor in March 2012), expansions/improvements of existing properties (such as Tropicana Las Vegas) and new growth opportunities (such as our acquisition of Prairie State Gaming, a leading video gaming terminal operator in Illinois, and our entry into the interactive and social gaming space through Penn Interactive Ventures, including our recent acquisition of Rocket Speed).

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

•

The risks related to economic conditions and the effect of prolonged sluggish conditions on consumer spending for leisure and gaming activities, which may negatively impact our operating results and our ability to continue to access financing at favorable terms.

The consolidated results of operations for the three months ended March 31, 2017 and 2016 are summarized below:

	Three Months Ended March 31,
	2017	2016
	(in thousands)
Revenues:
Gaming	$661,256	$656,701
Food, beverage, hotel and other	147,741	137,848
Management service and licensing fees	2,327	2,473
Reimbursable management costs	6,758	—
Revenues	818,082	797,022
Less promotional allowances	(41,858)	(40,571)
Net revenues	776,224	756,451

Operating expenses:
Gaming	332,053	335,317
Food, beverage, hotel and other	101,075	98,079
General and administrative	125,815	116,504
Reimbursable management costs	6,758	—
Depreciation and amortization	70,236	66,020
Total operating expenses	635,937	615,920
Income from operations	$140,287	$140,531

Certain information regarding our results of operations by segment for the three months ended March 31, 2017 and 2016 is summarized below:

	Net Revenues		Income (loss) from Operations
Three Months Ended March 31,	2017	2016	2017	2016
	(in thousands)

Northeast	$393,465	$393,205	$102,633	$100,921
South/West	139,820	135,968	27,118	25,985
Midwest	228,338	221,078	61,529	58,225
Other	14,601	6,200	(50,993)	(44,600)
Total	$776,224	$756,451	$140,287	$140,531

Revenues

Revenues for the three months ended March 31, 2017 and 2016 were as follows (in thousands):

				Percentage
Three Months Ended March 31,	2017	2016	Variance	Variance
Gaming	$661,256	$656,701	$4,555	0.7%
Food, beverage, hotel and other	147,741	137,848	9,893	7.2%
Management service and licensing fees	2,327	2,473	(146)	(5.9)%
Reimbursable management costs	6,758	—	6,758	N/A
Revenues	818,082	797,022	21,060	2.6%
Less promotional allowances	(41,858)	(40,571)	(1,287)	3.2%
Net revenues	$776,224	$756,451	$19,773	2.6%

In our business, revenue is driven by discretionary consumer spending. The proliferation of new gaming facilities has increased competition in many regional markets (including at some of our key facilities). As reported by most jurisdictions, regional gaming industry trends have shown little revenue growth in recent years as numerous jurisdictions now permit gaming or have expanded their gaming offerings.

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

Gaming revenue

Gaming revenue increased by $4.6 million, or 0.7%, for the three months ended March 31, 2017, as compared to the three months ended March 31, 2016, primarily due to the variances explained below.

Gaming revenue for our Midwest segment increased by $7.0 million, or 3.4%, for the three months ended March 31, 2017, as compared to the three months ended March 31, 2016, primarily due to increased gaming revenue at Hollywood Casino Aurora and Prairie State Gaming resulting from the acquisition of three small VGT route operators in Illinois since the fourth quarter 2016, partially offset by decreased gaming revenue at Hollywood Casino Lawrenceburg, primarily due to continued impact of competition in Ohio.

Gaming revenue for our South/West segment decreased by $2.5 million, or 2.6%, for the three months ended March 31, 2017, as compared to the three months ended March 31, 2016, primarily due to decreased gaming revenue at Hollywood Casino Tunica, Zia Park Casino, as ongoing softness in oil prices has continued to affect the economy in this area, and new competition impacting Boomtown Biloxi and Hollywood Casino Gulf Coast, partially offset by increased gaming revenue at Tropicana Las Vegas.

Gaming revenue for our Northeast segment increased by $0.1 million for the three months ended March 31, 2017, as compared to the three months ended March 31, 2016, primarily due to increased gaming revenue at Hollywood Casino Columbus, Hollywood Gaming at Dayton Raceway, Hollywood Gaming at Mahoning Valley and Hollywood Casino at Penn National Race Course, partially offset by decreased gaming revenue at Hollywood Casino Toledo and Hollywood Casino Charles Town due to increased competition from the Baltimore, Maryland market, which includes Maryland Live!, Horseshoe Casino Baltimore and MGM National Harbor, which opened in December 2016.

Food, beverage, hotel and other revenue

Food, beverage, hotel and other revenue increased by $9.9 million, or 7.2%, for the three months ended March 31, 2017, as compared to the three months ended March 31, 2016, primarily due to the variances explained below.

Food, beverage, hotel and other revenue for our Other segment increased by $8.4 million, or 134.2%, for the three months ended March 31, 2017, as compared to the three months ended March 31, 2016, primarily due to the acquisition of Rocket Speed on August 1, 2016, partially offset by the sale of Rosecroft Raceway on July 31, 2016.

Promotional allowances

Promotional allowances increased by $1.3 million, or 3.2%, for the three months ended March 31, 2017, as compared to the three months ended March 31, 2016, primarily due to increases at Tropicana Las Vegas due to increased marketing efforts.

Operating Expenses

Operating expenses for the three months ended March 31, 2017 and 2016 were as follows (in thousands):

				Percentage
Three Months Ended March 31,	2017	2016	Variance	Variance
Gaming	$332,053	$335,317	$(3,264)	(1.0)%
Food, beverage, hotel and other	101,075	98,079	2,996	3.1%
General and administrative	125,815	116,504	9,311	8.0%
Reimbursable management costs	6,758	—	6,758	N/A
Depreciation and amortization	70,236	66,020	4,216	6.4%
Total operating expenses	$635,937	$615,920	$20,017	3.2%

Gaming expense

Gaming expense decreased by $3.3 million, or 1.0%, for the three months ended March 31, 2017, as compared to the three months ended March 31, 2016, primarily due to the variances explained below.

Gaming expense for our Midwest segment increased by $4.2 million, or 4.2%, for the three months ended March 31, 2017, as compared to the three months ended March 31, 2016, primarily due to increased gaming taxes resulting from increased taxable gaming revenue mentioned above at Hollywood Casino Aurora and Prairie State Gaming resulting from the acquisition of three small VGT route operators in Illinois since the fourth quarter 2016, partially offset by decreased gaming taxes resulting from decreased taxable gaming revenue mentioned above at Hollywood Casino Lawrenceburg, primarily due to continued impact of competition in Ohio.

Gaming expense for our Northeast segment decreased by $4.0 million, or 2.0%, for the three months ended March 31, 2017, as compared to the three months ended March 31, 2016, primarily due to decreased gaming taxes resulting from decreased taxable gaming revenue mentioned above at Hollywood Casino Toledo and Hollywood Casino Charles Town, primarily due to the continued impact of competition in the region, namely Maryland Live!, Horseshoe Casino Baltimore and MGM National Harbor, which opened in December 2016, partially offset by increased gaming taxes resulting from increased taxable gaming revenue mentioned above at Hollywood Casino Columbus, Hollywood Gaming at Dayton Raceway, Hollywood Gaming at Mahoning Valley and Hollywood Casino at Penn National Race Course.

Gaming expense for our South/West segment decreased by $3.5 million, or 9.6%, for the three months ended March 31, 2017, as compared to the three months ended March 31, 2016, primarily due to decreased gaming taxes resulting from decreased taxable gaming revenue mentioned above at Hollywood Casino Tunica, Zia Park Casino, as ongoing softness in oil prices has continued to affect the economy in this area, and new competition impacting Boomtown Biloxi and Hollywood Casino Gulf Coast, as well as decreased gaming expense at M Resort, primarily due to decreased marketing spend.

Food, beverage, hotel and other expenses

Food, beverage, hotel and other expenses increased by $3.0 million, or 3.1%, for the three months ended March 31, 2017, as compared to the three months ended March 31, 2016, primarily due to the variances explained below.

Food, beverage, hotel and other expenses for our Other segment increased by $2.9 million, or 96.6%, for the three months ended March 31, 2017, as compared to the three months ended March 31, 2016, primarily due to the acquisition of Rocket Speed on August 1, 2016, partially offset by the sale of Rosecroft Raceway on July 31, 2016.

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

General and administrative expenses increased by $9.3 million, or 8.0%, for the three months ended March 31, 2017, as compared to the three months ended March 31, 2016, primarily due to the variances explained below.

General and administrative expenses for Other increased by $8.2 million, or 36.5%, for the three months ended March 31, 2017, as compared to the three months ended March 31, 2016, primarily due to increased corporate overhead costs of $4.1 million for the three months ended March 31, 2017, primarily due to increased cash-settled stock-based compensation charges mainly due to the changes in stock price for Penn common stock during 2017 compared to 2016, as well as the acquistion of Rocket Speed on August 1, 2016.

General and administrative expenses for our Northeast segment increased by $2.2 million, or 5.8%, for the three months ended March 31, 2017, as compared to the three months ended March 31, 2016, primarily due to an increase of $0.9 million in the estimated fair value of the contingent purchase price obligation for Plainridge Racecourse for the three months ended March 31, 2017, compared to a decrease of $1.2 million for the three months ended March 31, 2016.

Depreciation and amortization expense

Depreciation and amortization expense increased by $4.2 million or 6.4%, for the three months ended March 31, 2017, as compared to the three months ended March 31, 2016, primarily due to the acquisition of Rocket Speed on August 1, 2016.

Other income (expenses)

Other income (expenses) for the three months ended March 31, 2017 and 2016 were as follows (in thousands):

				Percentage
Three Months Ended March 31,	2017	2016	Variance	Variance
Interest expense	$(114,996)	$(116,512)	$1,516	(1.3)%
Interest income	2,646	5,240	(2,594)	(49.5)%
Income from unconsolidated affiliates	4,548	4,609	(61)	(1.3)%
Loss on early extinguishment of debt	(23,390)	—	(23,390)	NA
Other	(1,793)	(2,426)	633	(26.1)%
Total other expenses	$(132,985)	$(109,089)	$(23,896)	21.9%

Interest expense

Interest expense decreased by $1.5 million, or 1.3%, for the three months ended March 31, 2017, as compared to the three months ended March 31, 2016, primarily due to $1.6 million from lower borrowing levels and interest rates on the Term Loan A and revolver portions of the senior secured credit facility and $1.1 million from lower interest paid on the financing obligation to GLPI, partially offset by $1.4 million from higher borrowing levels on the senior unsecured notes.

Interest income

Interest income decreased by $2.6 million or 49.5% for the three months ended March 31, 2017, as compared to the three months ended March 31, 2016, primarily due to lower interest accrued on advances to the Jamul Tribe due to their refinancing (see Note 2 to the condensed consolidated financial statements for further details).

Other

Other increased by $0.6 million, or 26.1% and for the three months ended March 31, 2017, as compared to the three months ended March 31, 2016, primarily due to lower foreign currency translation losses, partially offset by financing charges on the debt refinancing for the three months ended March 31, 2017, as compared to the corresponding periods in the prior year.

Taxes

The Company calculates the provision for income taxes during interim reporting periods by applying an estimate of the annual effective tax rate (“ETR”) to the full year projected pretax book income or loss excluding certain discrete items. The Company’s ETR (income taxes as a percentage of income from operations before income taxes) including discrete items was 30.10% for the three months ended March 31, 2017, as compared to 24.60% for the three months ended March 31, 2016, primarily due to significantly lower earnings before income taxes.

As of March 31, 2017, we intend to continue maintaining a valuation allowance on our deferred tax assets until there is sufficient positive evidence to support the reversal of all or some portion of these allowances.  A reduction in the valuation allowance would result in a significant decrease to income tax expense in the period the release is recorded.  Although the exact timing and valuation reversal amount are unknown at this time, the Company believes that it is possible that a significant portion of the valuation allowance may be released within the coming year which is contingent upon the earnings level we achieve in 2017 as well as our projected income levels in future periods.

The Company’s effective income tax rate can vary from period to period depending on, among other factors, the geographic and business mix of our earnings and the level of our tax credits. Additionally, our effective tax rate is significantly impacted by non deductible impairment charges and changes in our deferred tax assets that result from principal reductions in our GLPI financing obligation since the Company has recorded a valuation allowance on its deferred tax assets. Certain of these and other factors, including our history and projections of pre tax earnings, are taken into account in assessing our ability to realize our net deferred tax assets.

Adjusted EBITDA

In addition to GAAP financial measures, adjusted EBITDA is used by management as an important measure of the Company’s operating performance. We define adjusted EBITDA as earnings before interest, taxes, stock compensation, debt extinguishment and financing charges, impairment charges, insurance recoveries and deductible charges, depreciation and amortization, changes in the estimated fair value of our contingent purchase price obligations, gain or loss on disposal of assets, and other income or expenses. Adjusted EBITDA is also inclusive of income or loss from unconsolidated affiliates, with our share of non-operating items (such as depreciation and amortization) added back for our joint venture in Kansas Entertainment. Adjusted EBITDA excludes payments associated with our Master Lease agreement with GLPI as the transaction was accounted for as a financing obligation. Adjusted EBITDA has economic substance because it is used by management as a performance measure to analyze the performance of our business, and is especially relevant in evaluating large, long lived casino projects because they provide a perspective on the current effects of operating decisions separated from the substantial non-operational depreciation charges and financing costs of such projects. We also present adjusted EBITDA because it is used by some investors and creditors as an indicator of the strength and performance of ongoing business operations, including our ability to service debt, fund capital expenditures, acquisitions and operations. These calculations are commonly used as a basis for investors, analysts and credit rating agencies to evaluate and compare operating performance and value companies within our industry. In addition, gaming companies have historically reported adjusted EBITDA as a supplement to financial measures in accordance with GAAP. In order to view the operations of their casinos on a more stand-alone basis, gaming companies, including us, have historically excluded from their adjusted EBITDA calculations certain corporate expenses that do not relate to the management of specific casino properties. However, adjusted EBITDA is not a measure of performance or liquidity calculated in accordance with GAAP. Adjusted EBITDA information is presented as a supplemental disclosure, as management believes that it is a widely used measure of performance in the gaming industry, is used in the valuation of gaming companies, and that it is considered by many to be a key indicator of the Company’s operating results. Management uses adjusted EBITDA as an important measure of the operating performance of its segments, including the evaluation of operating personnel. Adjusted EBITDA should not be construed as an alternative to operating income, as an indicator of the Company’s operating performance, as an alternative to net income or cash flows from operating activities, as a measure of liquidity, or as any other measures of performance determined in accordance with GAAP. The Company has significant uses of cash flows, including capital expenditures, interest payments, taxes and debt principal repayments, which are not reflected in adjusted EBITDA. It should also be noted that other gaming companies that report adjusted EBITDA information may calculate adjusted EBITDA in a different manner than the Company and therefore, comparability may be limited.

Adjusted EBITDA after Master Lease payments is a measure we believe provides useful information to investors because it is an indicator of the performance of ongoing business operations after incorporating the cash flow impact of Master Lease payments to GLPI.  Finally, adjusted EBITDA after Master Lease payments is the metric that our executive management team is measured against for incentive based compensation purposes.

A reconciliation of the Company’s net income (loss) per GAAP to adjusted EBITDA, as well as the Company’s income (loss) from operations per GAAP to adjusted EBITDA, is included above. Additionally, a reconciliation of each segment’s income (loss) from operations to adjusted EBITDA is also included above. On a segment level, income (loss) from operations per GAAP, rather than net income (loss) per GAAP is reconciled to adjusted EBITDA due to, among other things, the impracticability of allocating interest expense, interest income, income taxes and certain other items to the Company’s segments on a segment by segment basis. Management believes that this presentation is more meaningful to investors in evaluating the performance of the Company’s segments and is consistent with the reporting of other gaming companies.

The following table presents a reconciliation of the Company’s most directly comparable GAAP financial measures to adjusted EBITDA, for the three months ended March 31, 2017 and 2016 was as follows (in thousands):

	Three Months Ended
	March 31,
	2017	2016
Net income	$5,104	$23,708
Income tax provision	2,198	7,734
Other	25,183	2,426
Income from unconsolidated affiliates	(4,548)	(4,609)
Interest income	(2,646)	(5,240)
Interest expense	114,996	116,512
Income from operations	$140,287	$140,531
Gain on disposal of assets	(45)	(1,101)
Charge for stock compensation	2,173	1,455
Contingent purchase price	2,560	(1,201)
Depreciation and amortization	70,236	66,020
Income from unconsolidated affiliates	4,548	4,609
Non-operating items for Kansas JV	1,951	2,570
Adjusted EBITDA	$221,710	$212,883
Master Lease payments	(112,450)	(111,396)
Adjusted EBITDA, after Master Lease payments	$109,260	$101,487

The reconciliation of each segment’s income (loss) from operations to adjusted EBITDA for the three months ended March 31, 2017 and 2016 was as follows (in thousands):

Three months ended March 31, 2017	Northeast	South/West	Midwest	Other (1)	Total
Income (loss) from operations	$102,633	$27,118	$61,529	$(50,993)	$140,287
Charge for stock compensation	—	—	—	2,173	2,173
Depreciation and amortization	23,023	9,218	9,671	28,324	70,236
Contingent purchase price	904	—	9	1,647	2,560
(Gain) loss on disposal of assets	14	5	(58)	(6)	(45)
Income (loss) from unconsolidated affiliates	—	—	5,004	(456)	4,548
Non‑operating items for Kansas JV	—	—	1,951	—	1,951
Adjusted EBITDA	$126,574	$36,341	$78,106	$(19,311)	$221,710

Three months ended March 31, 2016	Northeast	South/West	Midwest	Other (1)	Total
Income (loss) from operations	$100,921	$25,985	$58,225	$(44,600)	$140,531
Charge for stock compensation	—	—	—	1,455	1,455
Depreciation and amortization	22,994	8,764	9,568	24,694	66,020
Contingent purchase price	(1,201)	—	—	—	(1,201)
(Gain) loss on disposal of assets	21	(24)	6	(1,104)	(1,101)
Income (loss) from unconsolidated affiliates	—	—	4,718	(109)	4,609
Non‑operating items for Kansas JV	—	—	2,570	—	2,570
Adjusted EBITDA	$122,735	$34,725	$75,087	$(19,664)	$212,883

(1)	Adjusted EBITDA excludes our share of the impact of non-operating items (such as depreciation and amortization expense) from our joint venture in Kansas Entertainment.

Adjusted EBITDA for our Northeast segment increased by $3.8 million, or 3.1%, for the three months ended March 31, 2017, as compared to the three months ended March 31, 2016, primarily due to improved results at Hollywood Casino Columbus, Hollywood Gaming at Dayton Raceway, Hollywood Gaming at Mahoning Valley and Hollywood Casino at Penn National Race Course, partially offset by decreased results at Hollywood Casino Charles Town due to increased competition from the Baltimore, Maryland market, which includes Maryland Live!, Horseshoe Casino Baltimore and MGM National Harbor, which opened in December 2016.

Adjusted EBITDA for our Midwest segment increased by $3.0 million, or 4.0%, for the three months ended March 31, 2017, as compared to the three months ended March 31, 2016, primarily due to improved results at Hollywood Casino Lawrenceburg, primarily due to cost containment measures and Prairie State Gaming resulting from the acquisition of three small VGT route operators in Illinois since the fourth quarter 2016.

Adjusted EBITDA for our South/West segment increased by $1.6 million, or 4.7%, for the three months ended March 31, 2017, as compared to the three months ended March 31, 2016, primarily due to improved results at M Resort and Tropicana Las Vegas, partially offset by decreased adjusted EBITDA at Zia Park, as ongoing softness in oil prices have continued to affect the economy in this area.

Adjusted EBITDA for Other improved by $0.4 million, or 1.8%, for the three months ended March 31, 2017, as compared to the three months ended March 31, 2016, primarily due to the acquisition of Rocket Speed on August 1, 2016, partially offset by increased corporate overhead costs of $3.4 million primarily due to increased cash-settled stock-based compensation charges mainly due to changes in stock prices for Penn and GLPI common stock during 2017 compared to 2016.

Liquidity and Capital Resources

Historically and prospectively, our primary sources of liquidity and capital resources have been and will be cash flow from operations, borrowings from banks and proceeds from the issuance of debt and equity securities.

Net cash provided by operating activities totaled $66.8 million and $72.0 million for the three months ended March 31, 2017 and 2016, respectively.  The decrease in net cash provided by operating activities of $5.2 million for three months ended March 31, 2017, compared to the corresponding period in the prior year, was comprised primarily of cash payments for the early extinguishment of debt of $18.0 million, an increase in cash paid to suppliers and vendors of $5.7 million, primarily due to the acquisition of Rocket Speed on August 1, 2016, a decrease in cash paid for taxes of $3.2 million due to less refunds received in the first quarter 2017 compared to 2016, and a $2.1 million decrease in cash paid to employees, partially offset by an increase in cash receipts from customers of $23.4 million, primarily due to the acquisition of Rocket Speed on August 1, 2016.

Net cash used in investing activities totaled $23.3 million and $71.2 million for the three months ended March 31, 2017 and 2016, respectively. The decrease in net cash used in investing activities of $47.9 million for the three months ended March 31, 2017, compared to the corresponding period in the prior year, was primarily due to a $51.8 million decrease in advances to the Jamul Tribe and a decrease in maintenance capital expenditures of $3.9 million, partially offset by an increase of $4.4 million in cash escrow for the acquisition of Bally’s Casino Tunica and Resorts Casino Tunica and higher business acquisition costs of $2.3 million related to a small acquisition by PSG.

Net cash used in financing activities totaled $13.5 million and $23.6 million for the three months ended March 31, 2017 and 2016, respectively. The decrease in net cash used in financing activities of $10.1 million for the three months ended March 31, 2017, compared to the corresponding period in the prior year, was primarily due to higher proceeds from our long-term debt of $1,347.5 million, due to the refinancing of corporate debt, partially offset by higher principal payments on long-term debt of $1,307.3 million, due to the previously mentioned refinancing, increased payments on other long-term obligations of $21.1 million for the payoff of the corporate airplane loan, higher payments of $5.8 million relating the repurchase of common stock, increased payments on our financing obligation with GLPI of $2.1 million, and lower proceeds from the exercise of stock options of $1.1 million.

Capital Expenditures

Capital expenditures are accounted for as either project or maintenance (replacement) capital expenditures. Project capital expenditures are for fixed asset additions that expand an existing facility or create a new facility. Maintenance capital expenditures are expenditures to replace existing fixed assets with a useful life greater than one year that are obsolete, worn out or no longer cost effective to repair.

The following table summarizes our expected project capital expenditures by segment for the fiscal year ending December 31, 2017, and actual expenditures for the three months ended March 31, 2017 (excluding licensing fees and net of reimbursements). The table below should not be utilized to predict future expected project capital expenditures subsequent to 2017.

	Expected for Year	Expenditure for
	Ending December 31,	Three Months Ended	Balance to Expend
Property	2017	March 31, 2017	in 2017
	(in millions)

Northeast	$0.2	$0.2	$—
South/West	29.1	6.0	23.1
Midwest	5.9	0.2	5.7
Total	$35.2	$6.4	$28.8

Tropicana Las Vegas was acquired on August 25, 2015 for $360 million.  During 2016, we reconfigured the gaming floor with updated slot machines, altered game placements and refined, table game mix and integrated the property into our Marquee Rewards player loyalty program which enables our regional gaming customers to redeem their loyalty reward points at the facility.  During the coming months, we will be making further enhancements to the facility with a focus on improving the food and beverage offerings.

During the three months ended March 31, 2017, we spent $10.7 million for maintenance capital expenditures, with $3.8 million at our Northeast segment, $2.6 million at our South/West segment, $4.1 million at our Midwest segment, and $0.2 million for other. The majority of the maintenance capital expenditures were for slot machines, slot machine equipment and food and beverage enhancements.

Cash generated from operations and cash available under the revolving credit facility portion of our senior secured credit facility funded our project and maintenance capital expenditures in 2017 to date.

Jamul Tribe

Advances to the Jamul Tribe, which totaled $92.3 million and  $92.1 million at March 31, 2017 and December 31, 2016, are accounted for as a loan on the consolidated balance sheet and as such is not included in the capital expenditures table presented above. At this time, we do not expect to record any fees during 2017 from this facility.

Senior Secured Credit Facility

On January 19, 2017, the Company entered into a new senior secured credit facility. The new senior secured credit facility consists of a five year $700 million revolver, a five year $300 million Term Loan A facility, and a seven year $500 million Term Loan B facility (the “Amended Credit Facilities”). The Term Loan A facility was priced at LIBOR plus a spread (ranging from 3.00% to 1.25%) based on the Company’s consolidated total net leverage ratio as defined in the new senior secured credit facility. The Term Loan B facility was priced at LIBOR plus 2.50%, with a 0.75% LIBOR floor.  At March 31, 2017, the Company’s senior secured credit facility had a gross outstanding balance of $931.0 million, consisting of a $300.0 million Term Loan A facility, a $500.0 million Term Loan B facility, and $131.0 million outstanding on the revolving credit facility. Additionally, at March 31, 2017, the Company had conditional obligations under letters of credit issued pursuant to the senior secured credit facility with face amounts aggregating $22.1 million, resulting in $546.9 million of available borrowing capacity as of March 31, 2017 under the revolving credit facility. In connection with the repayment of the previous senior secured credit facility, the Company recorded $1.7 million in refinancing costs and a $2.3 million loss on the early extinguishment of debt for the quarter ended March 31, 2017 related to the write-off of deferred debt issuance costs and the write off of the discount on the Term Loan B facility of the previous senior secured credit facility.

Redemption of 5.875% Senior Subordinated Notes

In the first quarter of 2017, the Company redeemed all of its $300 million 5.875% senior subordinated notes, which were due in 2021 (“5.875% Notes”). In connection with this redemption, the Company recorded a $21.1 million loss on the early extinguishment of debt for the quarter ended March 31, 2017 related to the difference between the reacquisition price of the 5.875% Notes compared to its carrying value.

5.625% Senior Unsecured Notes

On January 19, 2017, the Company completed an offering of $400 million 5.625% senior unsecured notes that mature on January 15, 2027 (the “5.625% Notes”) at a price of par. Interest on the 5.625% Notes is payable on January 15th and July 15th of each year. The 5.625% Notes are senior unsecured obligations of the Company. The 5.625% Notes will not be guaranteed by any of the Company’s subsidiaries except in the event that the Company in the future issues certain subsidiary‑guaranteed debt securities. The Company may redeem the 5.625% Notes at any time on or after January 15, 2022, at the declining redemption premiums set forth in the indenture governing the 5.625% Notes, and, prior to January 15, 2022, at a “make-whole” redemption premium set forth in the indenture governing the 5.625% Notes.  In addition, prior to January 15, 2020, the Company may redeem the 5.625% Notes with an amount equal to the net proceeds from one or more equity offerings, at a redemption price equal to 105.625% of the principal amount of the 5.625% Notes redeemed, together with accrued and unpaid interest to, but not including, the redemption date, so long as at least 60% of the aggregate principal amount of the notes originally issued under the indenture remains outstanding and such redemption occurs within 180 days of closing of the related equity offering.

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

Master Lease Financing Obligation with GLPI

As discussed in Note 6 to the condensed consolidated financial statements, the Company makes significant payments to GLPI under the Master Lease.  As of March 31, 2017, the Company financed with GLPI real property assets associated with eighteen of the Company’s gaming and related facilities used in the Company’s operations.

Covenants

The Company’s senior secured credit facility and $400 million 5.625% Notes require it, among other obligations, to maintain specified financial ratios and to satisfy certain financial tests, including fixed charge coverage, interest coverage, senior leverage and total leverage ratios. In addition, the Company’s senior secured credit facility and $400 million 5.625% Notes restrict, among other things, its ability to incur additional indebtedness, incur guarantee obligations, amend debt instruments, pay dividends, create liens on assets, make investments, engage in mergers or consolidations, and otherwise restrict corporate activities.

At March 31, 2017, the Company was in compliance with all required financial covenants.

Outlook

Based on our current level of operations, we believe that cash generated from operations and cash on hand, together with amounts available under our senior secured credit facility, will be adequate to meet our financing obligation, debt service requirements, capital expenditures and working capital needs for the foreseeable future. However, we cannot be certain that our business will generate sufficient cash flow from operations, that our anticipated earnings projections will be realized, or that future borrowings will be available under our senior secured credit facility or otherwise will be available to enable us to service our indebtedness, including the senior secured credit facility and the $400 million 5.625% Notes, to retire or redeem the $400 million 5.625% Notes when required or to make anticipated capital expenditures. In addition, we expect a majority of our future growth to come from acquisitions of gaming properties at reasonable valuations, greenfield projects, jurisdictional expansions and property expansion in under-penetrated markets. If we consummate significant acquisitions in the future or undertake any significant property expansions, our cash requirements may increase significantly and we may need to make additional borrowings or complete equity or debt financings to meet these requirements. Our future operating performance and our ability to service or refinance our debt will be subject to future economic conditions and to financial, business and other factors, many of which are beyond our control. See “Risk Factors—Risks Related to Our Capital Structure” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 for a discussion of the risk related to our capital structure.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The table below provides information at March 31, 2017 about our financial instruments that are sensitive to changes in interest rates. For debt obligations, the table presents notional amounts maturing during the period and the related weighted-average interest rates by maturity dates. Notional amounts are used to calculate the contractual payments to be exchanged by maturity date and the weighted-average interest rates are based on implied forward LIBOR rates at March 31, 2017.

	04/01/17 -	04/01/18 -	04/01/19 -	04/01/20 -	04/01/21 -			Fair Value
	03/31/18	03/31/19	03/31/20	03/31/21	03/31/22	Thereafter	Total	03/31/17
	(in thousands)
Long-term debt:
Fixed rate	$—	$—	$—	$—	$—	$400,000	$400,000	$394,000
Average interest rate						5.63%

Variable rate	$20,000	$20,000	$27,500	$35,000	$353,500	$475,000	$931,000	$934,750
Average interest rate (1)	4.71%	4.78%	4.80%	4.48%	4.51%	4.83%	—

(1)	Estimated rate, reflective of forward LIBOR plus the spread over LIBOR applicable to variable-rate borrowing.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Controls and Procedures

The Company’s management, under the supervision and with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of March 31, 2017, which is the end of the period covered by this Quarterly Report on Form 10-Q. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well-designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2017 to ensure that information required to be disclosed by the Company in reports we file or submit under the Exchange Act is (i) recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the United States Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to the Company’s management, including the Company’s principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

There were no changes that occurred during the fiscal quarter covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonable likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1 — LEGAL PROCEEDINGS

We are not aware of any new legal proceedings, which are required to be disclosed, or any material changes to any legal proceedings previously described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

ITEM 1A — RISK FACTORS

We are not aware of any material changes to the risk factors described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

ITEM 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

On February 3, 2017, the Company announced a repurchase program pursuant to which the Board of Directors authorized the repurchase of up to $100 million of the Company’s common stock which can be executed over a two year period. The following table provides information regarding purchases of our common stock pursuant to the repurchase program from January 1, 2017 through March 31, 2017.

			Total Number of	Maximum Dollar
			Shares Purchased as	Value of Shares that
			Part of Publicly	May Yet Be
	Total Number of	Average Price Paid	Announced	Purchased Under
	Shares Purchased	per Share	Program	the Program

January 1, 2017 - January 31 2017	—	—	N/A	N/A
February 1, 2017 - February 28, 2017	416,886	$13.88	416,886	$94,214,031
March 1, 2017 - March 31, 2017	—	—	N/A	N/A

ITEM 3 — DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 — MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5 — OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

Exhibit	Description of Exhibit

4.1

Indenture, dated as of January 19, 2017, between Penn National Gaming, Inc. and Wells Fargo Bank, National Association as Trustee (Incorporated by reference to exhibit 4.1 to the Company’s Current Report on Form 8‑K filed on January 20, 2017).

4.2	Form of Note for 5.875% Senior Notes due 2021 (Incorporated by reference to exhibit 4.2 to the Company’s Current Report on Form 8-K filed on January 20, 2017).

10.1#*	Penn National Gaming, Inc. 2008 Long Term Incentive Compensation Plan, as amended.

10.2#*	Form of Performance Shares Award Certificate for the Penn National Gaming, Inc. 2008 Long Term Incentive Plan, as amended.

10.3#*	Notice of Award of Restricted Stock for the Performance Share Program.

10.4

Second Amendment and Refinancing Agreement, dated as of January 19, 2017, by and among Penn National Gaming, Inc., as borrower, the guarantors party thereto, the lenders party thereto, Bank of America, N.A., as swingline lender, Bank of America, N.A., as administrative agent and Bank of America, N.A., as collateral agent (Incorporated by reference to exhibit 10.2 to the Company’s Current Report on Form 8‑K filed on January 20, 2017).

10.5

Amended and Restated Credit Agreement, dated as of January 19, 2017, by and among Penn National Gaming, Inc., as borrower, the guarantors from time to time party thereto, the lenders from time to time party thereto, Bank of America, N.A., as administrative agent, Bank of America, N.A., as collateral agent and the other parties thereto (Incorporated by reference to exhibit 10.3 to the Company’s Current Report on Form 8‑K filed on January 20, 2017).

10.6*	Fourth Amendment to the Master Lease, dated as of May 1, 2017 by and between GLP Capital L.P. and Penn Tenant LLC.

31.1*	CEO Certification pursuant to rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934

31.2*	CFO Certification pursuant to rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934

32.1*	CEO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	CFO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Balance Sheets at March 31, 2017 and December 31, 2016, (ii) the Condensed Consolidated Statements of Operations for the three months ended March 31, 2017 and 2016, (iii) the Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2017 and 2016, (iv) the Condensed Consolidated Statements of Changes in Shareholders’ Equity for the three months ended March 31, 2017 and 2016, (v) the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2017 and 2016 and (vi) the notes to the Condensed Consolidated Financial Statements, tagged as blocks of text.

#       Compensation plans and arrangements for executives and others.

*       Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PENN NATIONAL GAMING, INC.

May 3, 2017	By:	/s/ Timothy J. Wilmott
Timothy J. Wilmott
Chief Executive Officer

EXHIBIT INDEX

Exhibit	Description of Exhibit

4.1

Indenture, dated as of January 19, 2017, between Penn National Gaming, Inc. and Wells Fargo Bank, National Association as Trustee (Incorporated by reference to exhibit 4.1 to the Company’s Current Report on Form 8-K filed on January 20, 2017).

4.2	Form of Note for 5.875% Senior Notes due 2021 (Incorporated by reference to exhibit 4.2 to the Company’s Current Report on Form 8-K filed on January 20, 2017).

10.1#*	Penn National Gaming, Inc. 2008 Long Term Incentive Compensation Plan, as amended.

10.2#*	Form of Performance Shares Award Certificate for the Penn National Gaming, Inc. 2008 Long Term Incentive Plan, as amended.

10.3#*	Notice of Award of Restricted Stock for the Performance Share Program.

10.4

Second Amendment and Refinancing Agreement, dated as of January 19, 2017, by and among Penn National Gaming, Inc., as borrower, the guarantors party thereto, the lenders party thereto, Bank of America, N.A., as swingline lender, Bank of America, N.A., as administrative agent and Bank of America, N.A., as collateral agent (Incorporated by reference to exhibit 10.2 to the Company’s Current Report on Form 8-K filed on January 20, 2017).

10.5

Amended and Restated Credit Agreement, dated as of January 19, 2017, by and among Penn National Gaming, Inc., as borrower, the guarantors from time to time party thereto, the lenders from time to time party thereto, Bank of America, N.A., as administrative agent, Bank of America, N.A., as collateral agent and the other parties thereto (Incorporated by reference to exhibit 10.3 to the Company’s Current Report on Form 8-K filed on January 20, 2017).

10.6*	Fourth Amendment to the Master Lease, dated as of May 1, 2017 by and between GLP Capital L.P. and Penn Tenant LLC.

31.1*	CEO Certification pursuant to rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934

31.2*	CFO Certification pursuant to rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934

32.1*	CEO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	CFO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Balance Sheets at March 31, 2017 and December 31, 2016, (ii) the Condensed Consolidated Statements of Operations for the three months ended March 31, 2017 and 2016, (iii) the Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2017 and 2016, (iv) the Condensed Consolidated Statements of Changes in Shareholders’ Equity for the three months ended March 31, 2017 and 2016, (v) the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2017 and 2016 and (vi) the notes to the Condensed Consolidated Financial Statements, tagged as blocks of text.

#        Compensation plans and arrangements for executives and others.

*        Filed herewith.