Form 10-Q
period 2017-06-30
PENN NATIONAL GAMING INC
filed 2017-08-04
CIK 921738

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title	Outstanding as of July 28, 2017
Common Stock, par value $.01 per share	91,336,780 (includes 277,028 shares of restricted stock)

Forward-looking Statements

This document contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  These statements can be identified by the use of forward looking terminology such as “expects,” “believes,” “estimates,” “projects,” “intends,” “plans,” “seeks,” “may,” “will,” “should” or “anticipates” or the negative or other variations of these or similar words, or by discussions of future events, strategies or risks and uncertainties.  Specifically, forward-looking statements may include, among others, statements concerning: our expectations of future results of operations and financial condition;  expectations for our properties; the timing, cost and expected impact of planned capital expenditures on our results of operations; the impact of our geographic diversification; our expectations with regard to the impact of competition; our expectations with regard to further acquisitions and development opportunities, as well as the integration of any companies we have acquired or may acquire; the outcome and financial impact of the litigation in which we are or will be periodically involved; the actions of regulatory, legislative, executive or judicial decisions at the federal, state or local level with regard to our business and the impact of any such actions; our ability to maintain regulatory approvals for our existing businesses and to receive regulatory approvals for our new businesses; our expectations regarding economic and consumer conditions; and our expectations for the continued availability and cost of capital.  As a result, actual results may vary materially from expectations.  Although the Company believes that its expectations are based on reasonable assumptions within the bounds of its knowledge of its business, there can be no assurance that actual results will not differ materially from our expectations.  Meaningful factors that could cause actual results to differ from expectations include, but are not limited to, risks related to the following: the assumptions included in our financial guidance; the ability of our operating teams to drive revenue and adjusted EBITDA margins; the impact of significant competition from other gaming and entertainment operations; our ability to obtain timely regulatory approvals required to own, develop and/or operate our facilities, or other delays, approvals or impediments to completing our planned acquisitions or projects, the passage of state, federal or local legislation (including referenda) that would expand, restrict, further tax, prevent or negatively impact operations in or adjacent to the jurisdictions in which we do or seek to do business (such as a smoking ban at any of our facilities or the award of additional gaming licenses proximate to our facilities ); the effects of local and national economic, credit, capital market, housing, and energy conditions on the economy in general and on the gaming and lodging industries in particular; the activities of our competitors and the rapid emergence of new competitors (traditional, internet, social, sweepstakes based and VGTs in bars and truck stops); increases in the effective rate of taxation for any of our operations or at the corporate level; our ability to identify attractive acquisition and development opportunities (especially in new business lines) and to agree to terms with, and maintain good relationships with partners/municipalities for such transactions; the costs and risks involved in the pursuit of such opportunities and our ability to complete the acquisition or development of, and achieve the expected returns from, such opportunities; our expectations for the continued availability and cost of capital; the impact of weather; changes in accounting standards; the risk of failing to maintain the integrity of our information technology infrastructure and safeguard our business, employee and customer data; factors which may cause the Company to curtail or suspend the share repurchase program; our ability to generate sufficient future taxable income to realize our deferred tax assets; with respect to Hollywood Casino Jamul-San Diego, particular risks associated with the repayment, default or subordination of our loans to the Jamul Indian Village Development Corporation (“JIV”), the subordination of our management and intellectual property license fees (including the prohibition on payment of those fees during any default under JIV’s credit facilities), sovereign immunity, local opposition (including several pending lawsuits), access, and the impact of well-established regional competition on property performance; with respect to our Plainridge Park Casino in Massachusetts, the ultimate location and timing of the other gaming facilities in the state and the region; with respect to our social and other interactive gaming endeavors, including our acquisition of Rocket Speed, Inc., risks related to the social gaming industry, employee retention, cyber-security, data privacy, intellectual property and legal and regulatory challenges, as well as our ability to successfully develop innovative new games that attract and retain a significant number of players in order to grow our revenues and earnings; with respect to Illinois Gaming Investors, LLC, d/b/a Prairie State Gaming, risks relating to potential acquisitions and the integration of such acquisitions, our ability to successfully compete in the VGT market, our ability to retain existing customers and secure new customers, risks relating to municipal authorization of VGT operations and the implementation and the ultimate success of the products and services being offered; with respect to our recent acquisitions in Tunica, Mississippi, risks related to the successful integration of such acquisitions and our ability to realize potential synergies or projected financial results from such acquisitions; and other factors as discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, subsequent Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, each as filed with the United States Securities and Exchange Commission.  The Company does not intend to update publicly any forward-looking statements except as required by law.

PENN NATIONAL GAMING, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Penn National Gaming, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

	June 30,	December 31,
	2017	2016
Assets
Current assets
Cash and cash equivalents	$224,399	$229,510
Receivables, net of allowance for doubtful accounts of $3,118 and $3,180 at June 30, 2017 and December 31, 2016, respectively	48,984	61,855
Prepaid expenses	48,213	59,707
Other current assets	51,957	48,193
Total current assets	373,553	399,265
Property and equipment, net	2,827,717	2,820,383
Other assets
Investment in and advances to unconsolidated affiliates	152,913	156,176
Goodwill	1,025,887	989,685
Other intangible assets, net	430,332	435,494
Loans to the Jamul Tribe, net of reserves of $5,635 at June 30, 2017 and $0 at December 31, 2016	84,152	91,401
Other assets	89,465	82,080
Total other assets	1,782,749	1,754,836
Total assets	$4,984,019	$4,974,484

Liabilities
Current liabilities
Current portion of financing obligation to GLPI	$61,302	$56,595
Current maturities of long-term debt	35,675	85,595
Accounts payable	28,975	35,091
Accrued expenses	113,529	101,906
Accrued interest	13,096	6,345
Accrued salaries and wages	86,292	92,238
Gaming, pari-mutuel, property, and other taxes	56,757	60,384
Insurance financing	3,222	2,636
Other current liabilities	101,728	95,526
Total current liabilities	500,576	536,316

Long-term liabilities
Long-term financing obligation to GLPI, net of current portion	3,506,053	3,457,485
Long-term debt, net of current maturities and debt issuance costs	1,303,023	1,329,939
Deferred income taxes	129,011	126,924
Noncurrent tax liabilities	27,062	26,791
Other noncurrent liabilities	35,819	40,349
Total long-term liabilities	5,000,968	4,981,488

Shareholders’ deficit
Series B Preferred stock ($.01 par value, 1,000,000 shares authorized, no shares issued and outstanding at June 30, 2017 and December 31, 2016)	—	—
Series C Preferred stock ($.01 par value, 18,500 shares authorized, no shares issued and outstanding at June 30, 2017 and December 31, 2016)	—	—
Common stock ($.01 par value, 200,000,000 shares authorized, 93,507,060 and 93,289,701 shares issued, and 91,339,667 and 91,122,308 shares outstanding at June 30, 2017 and December 31, 2016, respectively)	934	932
Treasury stock, at cost (2,167,393 shares held at June 30, 2017 and December 31, 2016)	(28,414)	(28,414)
Additional paid-in capital	1,016,075	1,014,119
Retained deficit	(1,503,098)	(1,525,281)
Accumulated other comprehensive loss	(3,022)	(4,676)
Total shareholders’ deficit	(517,525)	(543,320)
Total liabilities and shareholders’ deficit	$4,984,019	$4,974,484

See accompanying notes to the condensed consolidated financial statements.

Penn National Gaming, Inc. and Subsidiaries

Condensed Consolidated Statements of Income

(in thousands, except per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016

Revenues
Gaming	$680,979	$663,326	$1,342,235	$1,320,027
Food, beverage, hotel and other	152,148	144,390	299,889	282,238
Management service and licensing fees	2,932	2,964	5,259	5,437
Reimbursable management costs	6,387	2,855	13,145	2,855
Revenues	842,446	813,535	1,660,528	1,610,557
Less promotional allowances	(45,983)	(44,113)	(87,841)	(84,684)
Net revenues	796,463	769,422	1,572,687	1,525,873

Operating expenses
Gaming	345,156	339,201	677,209	674,518
Food, beverage, hotel and other	105,231	101,873	206,306	199,952
General and administrative	130,096	109,974	255,911	226,478
Reimbursable management costs	6,387	2,855	13,145	2,855
Depreciation and amortization	68,969	66,182	139,205	132,202
Impairment losses on Loans to the Jamul Tribe	5,635	—	5,635	—
Total operating expenses	661,474	620,085	1,297,411	1,236,005
Income from operations	134,989	149,337	275,276	289,868

Other income (expenses)
Interest expense	(116,768)	(114,687)	(231,764)	(231,199)
Interest income	235	6,597	2,881	11,837
Income from unconsolidated affiliates	5,021	3,548	9,569	8,157
Loss on early extinguishment of debt	—	—	(23,390)	—
Other	(173)	44	(1,966)	(2,382)
Total other expenses	(111,685)	(104,498)	(244,670)	(213,587)

Income from operations before income taxes	23,304	44,839	30,606	76,281
Income tax provision	6,225	10,804	8,423	18,538
Net income	$17,079	$34,035	$22,183	$57,743

Earnings per common share:
Basic earnings per common share	$0.19	$0.38	$0.24	$0.64
Diluted earnings per common share	$0.18	$0.37	$0.24	$0.63

See accompanying notes to the condensed consolidated financial statements.

Penn National Gaming, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income

(in thousands) (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net income	$17,079	$34,035	$22,183	$57,743
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment during the period	1,217	(40)	1,654	1,272
Other comprehensive income (loss)	1,217	(40)	1,654	1,272
Comprehensive income	$18,296	$33,995	$23,837	$59,015

See accompanying notes to the condensed consolidated financial statements.

Penn National Gaming, Inc. and Subsidiaries

Condensed Consolidated Statements of Changes in Shareholders’ Deficit

(in thousands, except share data) (unaudited)

								Accumulated
						Additional		Other	Total
	Preferred Stock		Common Stock		Treasury	Paid-In	Retained	Comprehensive	Shareholders’
	Shares	Amount	Shares	Amount	Stock	Capital	(Deficit)	(Loss)	Deficit
Balance, December 31, 2015	8,624	$—	80,889,275	$830	$(28,414)	$988,686	$(1,634,591)	$(4,554)	$(678,043)
Share-based compensation arrangements, net of tax benefits of $4,375	—	—	730,483	7	—	12,097	—	—	12,104
Foreign currency translation adjustment	—	—	—	—	—	—	—	1,272	1,272
Conversion of preferred stock	(1,177)	—	1,177,000	12	—	(12)	—	—	—
Net income	—	—	—	—	—	—	57,743	—	57,743
Balance, June 30, 2016	7,447	$—	82,796,758	$849	$(28,414)	$1,000,771	$(1,576,848)	$(3,282)	$(606,924)

Balance, December 31, 2016	—	$—	91,122,308	$932	$(28,414)	$1,014,119	$(1,525,281)	$(4,676)	$(543,320)
Share repurchases	—	—	(416,886)	(4)	—	(5,790)	—	—	(5,794)
Share-based compensation arrangements	—	—	634,245	6	—	7,746	—	—	7,752
Foreign currency translation adjustment	—	—	—	—	—	—	—	1,654	1,654
Net income	—	—	—	—	—	—	22,183	—	22,183
Balance, June 30, 2017	—	$—	91,339,667	$934	$(28,414)	$1,016,075	$(1,503,098)	$(3,022)	$(517,525)

See accompanying notes to the condensed consolidated financial statements.

Penn National Gaming, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(in thousands) (unaudited)

Six Months Ended June 30,	2017	2016

Operating activities
Net income	$22,183	$57,743
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	139,205	132,202
Amortization of items charged to interest expense and interest income	3,275	3,701
Change in fair values of contingent purchase price	3,922	(1,081)
Loss/(gain) on sale of property and equipment and assets held for sale	7	(660)
Income from unconsolidated affiliates	(9,569)	(8,157)
Distributions from unconsolidated affiliates	13,000	13,350
Deferred income taxes	2,087	3,540
Charge for stock-based compensation	3,974	3,037
Impairment losses on Loans to the Jamul Tribe	5,635	—
Write off of debt issuance costs and discounts	5,377	—
Decrease (increase), net of businesses acquired
Accounts receivable	7,378	(1,800)
Prepaid expenses and other current assets	(4,829)	(6,855)
Other assets	(2,876)	(321)
(Decrease) increase, net of businesses acquired
Accounts payable	(3,929)	(6,025)
Accrued expenses	8,895	7,231
Accrued interest	6,751	(1,386)
Accrued salaries and wages	(9,177)	(17,927)
Gaming, pari-mutuel, property and other taxes	(3,997)	(7,601)
Income taxes	14,657	27,340
Other current and noncurrent liabilities	(6,063)	(2,293)
Net cash provided by operating activities	195,906	194,038
Investing activities
Project capital expenditures	(14,673)	(10,991)
Maintenance capital expenditures	(28,287)	(32,543)
Proceeds for insurance claim	577	—
Loans to the Jamul Tribe	(372)	(102,220)
Principal and interest receipts applied against Loans to the Jamul Tribe	2,720	—
Proceeds from sale of property and equipment and assets held for sale	477	2,272
Consideration paid for acquisitions of businesses and other property and equipment, net of cash acquired	(126,653)	(280)
Net cash used in investing activities	(166,211)	(143,762)
Financing activities
Proceeds from exercise of options	3,721	4,609
Repurchase of common stock	(5,794)	—
Principal payments on financing obligation with GLPI	(29,328)	(25,598)
Proceeds from issuance of long-term debt, net of issuance costs	1,370,797	24,204
Increase to financing obligation in connection with acquisition	82,603	—
Principal payments on long-term debt	(1,429,161)	(63,815)
Payments of other long-term obligations	(28,189)	(6,899)
Payments of contingent purchase price	(41)	—
Proceeds from insurance financing	8,768	9,524
Payments on insurance financing	(8,182)	(7,950)
Net cash used in financing activities	(34,806)	(65,925)
Net decrease in cash and cash equivalents	(5,111)	(15,649)
Cash and cash equivalents at beginning of year	229,510	237,009
Cash and cash equivalents at end of period	$224,399	$221,360

Supplemental disclosure
Interest expense paid, net of amounts capitalized	$222,641	$229,979
Income tax refunds received	$(5,659)	$(12,133)

Non-cash investing activities
Accrued capital expenditures	$9,595	$8,898
Accrued advances to Jamul Tribe	$1,274	$38,775

See accompanying notes to the condensed consolidated financial statements.

Penn National Gaming, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

1.  Organization and Basis of Presentation

Penn National Gaming, Inc. (“Penn”) and together with its subsidiaries (collectively, the “Company”) is a diversified, multi-jurisdictional owner and manager of gaming and racing facilities and video gaming terminal operations with a focus on slot machine entertainment. We have also expanded into social online gaming offerings via our Penn Interactive Ventures, LLC (“Penn Interactive Ventures”) division and our acquisition of Rocket Speed, Inc. (“Rocket Speed”) and into retail gaming with our Prairie State Gaming subsidiary.  On May 1, 2017, we completed our acquisition of Bally’s Casino Tunica (“Bally’s”) and Resorts Casino Tunica (“Resorts”).  In the first half of 2017, our subsidiary, Prairie State Gaming acquired the assets of two small video gaming terminal operators in Illinois.  As of June 30, 2017, the Company owned, managed, or had ownership interests in twenty-nine facilities in the following seventeen jurisdictions: California, Florida, Illinois, Indiana, Kansas, Maine, Massachusetts, Mississippi, Missouri, Nevada, New Jersey, New Mexico, Ohio, Pennsylvania, Texas, West Virginia and Ontario, Canada.

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

Operating results for the three and six months ended June 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017. The notes to the consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2016 should be read in conjunction with these condensed consolidated financial statements.  The December 31, 2016 financial information has been derived from the Company’s audited consolidated financial statements.

2.  Summary of Significant Accounting Policies

Revenue Recognition and Promotional Allowances

Gaming revenue consists mainly of slot and video lottery gaming machine revenue as well as to a lesser extent table game and poker revenue. Gaming revenue is the aggregate net difference between gaming wins and losses, with liabilities recognized for funds deposited by customers before gaming play occurs, for "ticket-in, ticket-out" coupons in the customers' possession, and for accruals related to the anticipated payout of progressive jackpots. Progressive slot machines, which contain base jackpots that increase at a progressive rate based on the number of coins played, are charged against revenue as the amount of the jackpots increases. Table game revenue is the aggregate of table drop adjusted for the change in aggregate table chip inventory. Table drop is the total dollar amount of the currency, coins, chips, tokens and outstanding markers (credit instruments) that are removed from the live gaming tables.

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

The Company records revenues generated from its management service contract and licensing contract with the Jamul Indian Village of California (the “Jamul Tribe”) in accordance with ASC 605-25 “Multiple Element Arrangements.”  The fair value of each arrangement element is based on the separate standalone selling price determined by either vendor-specific objective evidence (“VSOE”), if available, or third-party evidence ("TPE") if VSOE is not available.  We concluded revenues generated with respect to each element contained within the arrangement is representative of the separate standalone selling price which is reflective of fair value.

Revenues include reimbursable costs associated with the Company’s management contract with the Jamul Tribe, which represent amounts received or due pursuant to the Company’s management agreement for the reimbursement of expenses, primarily payroll costs, incurred on their behalf. The Company recognizes the reimbursable costs associated with this contract as revenue on a gross basis, with an offsetting amount charged to operating expense as it is the primary obligor for these costs.

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

The amounts included in promotional allowances for the three and six months ended June 30, 2017 and 2016 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in thousands)
Rooms	$10,298	$10,098	$19,493	$19,220
Food and beverage	33,386	31,796	63,953	61,318
Other	2,299	2,219	4,395	4,146
Total promotional allowances	$45,983	$44,113	$87,841	$84,684

The estimated cost of providing such complimentary services for the three and six months ended June 30, 2017 and 2016 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in thousands)
Rooms	$1,480	$1,349	$2,736	$2,546
Food and beverage	13,009	12,194	24,629	23,718
Other	972	911	1,811	1,655
Total cost of complimentary services	$15,461	$14,454	$29,176	$27,919

Gaming and Racing Taxes

The Company is subject to gaming and pari-mutuel taxes based on gross gaming revenue and pari-mutuel revenue in the jurisdictions in which it operates. The Company primarily recognizes gaming and pari-mutuel tax expense based on the statutorily required percentage of revenue that is required to be paid to state and local jurisdictions in the states where or in which wagering occurs. In certain states in which the Company operates, gaming taxes are based on graduated rates. The Company records gaming tax expense at the Company’s estimated effective gaming tax rate for the year, considering estimated taxable gaming revenue and the applicable rates. Such estimates are adjusted each interim period. If gaming tax rates change during the year, such changes are applied prospectively in the determination of gaming tax expense in future interim periods. For the three and six months ended June 30, 2017, these expenses, which are recorded primarily within gaming expense in the condensed consolidated statements of income, were $252.5 million and $498.9 million, as compared to $248.8 million and $494.5 million for the three and six months ended June 30, 2016.

Long-term asset related to the Jamul Tribe

The Company is accounting for its term loan C and related $15 million delayed draw commitments with the Jamul Tribe as a loans (the “Loan”) in accordance with ASC 310, “Receivables.”  The Loan represents advances made by the Company to the Jamul Tribe for the development and construction of Hollywood Casino Jamul-San Diego for the Jamul Tribe on reservation land.  As such, the Jamul Tribe owns the casino and its related assets and liabilities. Repayment of the Loan is primarily predicated on cash flows from the operations of the facility.

Although Hollywood Casino Jamul San-Diego opened to strong business and earnings volumes in October 2016, which met our expectations, results began to soften earlier and with a steeper dropoff than anticipated.  As a result, we concluded the Loan was impaired at December 31, 2016.  A loan is considered impaired when, based on current information, events and projections, it is probable that the Company will be unable to collect the scheduled payments of principal and/or interest when contractually due under the terms of the loan agreement.  An impairment charge is recorded to the extent the present value of expected future cash flows discounted at the loan’s effective interest rate exceeds the carrying amount of the loan.  The Company records interest income on a cash basis to the extent a reserve is not required for the impaired loan.

As of June 30, 2017, the Jamul Tribe will be in breach of a financial covenant requirement with respect to debt to earnings ratios.  As a result, the Jamul Tribe is in active negotiations with its lenders to modify certain terms of its loan agreements.  We anticipate that we may grant certain concessions on our Loan in connection with the negotiations.  We also anticipate our Loan will be fully subordinated to the other lenders that have extended credit to the Jamul Tribe.

The Company performed a comprehensive analysis of the future cash flows that we will receive on the Loan based upon our best estimates of the operations of the facility and the concessions we may be required to grant to the Jamul Tribe.  The expected cash flows to be received by the Company on the Loan were then discounted at the Loan’s effective interest rate in accordance with ASC 310 which was less than its carrying value at June 30, 2017.  Therefore, the Company recorded a charge to establish a reserve of $5.6 million in the condensed consolidated statement of income for the three and six months ended June 30, 2017.  If the concessions granted on our Loan are more severe than anticipated or if the Jamul Tribe and its Lenders are not able to reach an agreement, additional charges may be required, which could be material to the Company’s condensed consolidated statement of income.  The unpaid principal balance of the Loan at June 30, 2017 and December 31, 2016 was $98.1 million and $98.0 million, respectively.  The carrying value of the Loan totaled $84.2 million and $92.1 million at June 30, 2017 and December 31, 2016, respectively.

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

As of June 30, 2017, there were no outstanding shares of Series C Preferred Stock. At June 30, 2016, the Company had outstanding 7,447 shares of Series C Convertible Preferred Stock. The Company determined that the preferred stock qualified as a participating security as defined in ASC 260 since these securities participate in dividends with the Company’s common stock. In accordance with ASC 260, a company is required to use the two-class method when computing EPS when a company has a security that qualifies as a “participating security.” The two-class method is an earnings allocation formula that determines EPS for each class of common stock and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings. A participating security is included in the computation of basic EPS using the two-class method. Under the two-class method, basic EPS for the Company’s common stock is computed by dividing net income applicable to common stock by the weighted-average common shares outstanding during the period. Diluted EPS for the Company’s common stock is computed using the more dilutive of the two-class method or the if-converted method.

The following table sets forth the allocation of net income for the three and six months ended June 30, 2017 and 2016 under the two-class method:

	Three Months Ended June 30,	Three Months Ended June 30,	Six Months Ended June 30,	Six Months Ended June 30,
	2017	2016	2017	2016
	(in thousands)		(in thousands)

Net income	$17,079	$34,035	$22,183	$57,743
Net income applicable to preferred stock	—	3,151	—	5,452
Net income applicable to common stock	$17,079	$30,884	$22,183	$52,291

The following table reconciles the weighted-average common shares outstanding used in the calculation of basic EPS to the weighted-average common shares outstanding used in the calculation of diluted EPS for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended June 30,	Three Months Ended June 30,	Six Months Ended June 30,	Six Months Ended June 30,
	2017	2016	2017	2016
	(in thousands)		(in thousands)
Determination of shares:
Weighted-average common shares outstanding	90,928	81,647	90,840	81,308
Assumed conversion of dilutive employee stock-based awards	2,230	1,474	1,629	1,459
Assumed conversion of restricted stock	81	34	74	42
Diluted weighted-average common shares outstanding before participating security	93,239	83,155	92,543	82,809
Assumed conversion of preferred stock	—	8,331	—	8,478
Diluted weighted-average common shares outstanding	93,239	91,486	92,543	91,287

Options to purchase 55,062 and 1,598,500 shares and 1,696,858 and 2,889,501 shares were outstanding during the three and six months ended June 30, 2017 and 2016, respectively, but were not included in the computation of diluted EPS because they were antidilutive.

The following table presents the calculation of basic and diluted EPS for the Company’s common stock for the three and six months ended June 30, 2017 and 2016 (in thousands, except per share data):

	Three Months Ended June 30,	Three Months Ended June 30,	Six Months Ended June 30,	Six Months Ended June 30,
	2017	2016	2017	2016
Calculation of basic EPS:
Net income applicable to common stock	$17,079	$30,884	$22,183	$52,291
Weighted-average common shares outstanding	90,928	81,647	90,840	81,308
Basic EPS	$0.19	$0.38	$0.24	$0.64

Calculation of diluted EPS using two-class method:
Net income applicable to common stock	$17,079	$30,884	$22,183	$52,291
Diluted weighted-average common shares outstanding before participating security	93,239	83,155	92,543	82,809
Diluted EPS	$0.18	$0.37	$0.24	$0.63

Stock-Based Compensation

The Company accounts for stock compensation under ASC 718, “Compensation-Stock Compensation,” which requires the Company to expense the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. This expense is recognized ratably over the requisite service period following the date of grant.

The fair value for stock options is estimated at the date of grant using the Black-Scholes option-pricing model, which requires management to make certain assumptions. The risk-free interest rate was based on the U.S. Treasury spot rate with a term equal to the expected life assumed at the date of grant. Expected volatility was estimated based on the historical volatility of the Company’s stock price over a period of 5.30 years, in order to match the expected life of the options at the grant date. Historically, at the grant date, there has been no expected dividend yield assumption since the Company has not paid any cash dividends on its common stock since its initial public offering in May 1994 and since the Company intends to retain all of its earnings to finance the development of its business for the foreseeable future. The weighted-average expected life was based on the contractual term of the stock option and expected employee exercise dates, which was based on the historical and expected exercise behavior of the Company’s employees.  The Company granted 1,475,224 and 1,561,035 stock options during the six months ended June 30, 2017 and 2016, respectively.

Stock-based compensation expense for the three and six months ended June 30, 2017 was $1.8 million and $4.0 million as compared to $1.6 million and $3.1 million for the three and six months ended June 30, 2016, and is included within the condensed consolidated statements of income under general and administrative expense.

The Company’s cash-settled phantom stock unit awards (“PSUs”), which vest over a period of three to four years, entitle employees and directors to receive cash based on the fair value of the Company’s common stock on the vesting date.  The PSUs are accounted for as liability awards and are re-measured at fair value each reporting period until they become vested with compensation expense being recognized over the requisite service period in accordance with ASC 718-30, “Compensation—Stock Compensation, Awards Classified as Liabilities.” The Company had a liability, which is included in accrued salaries and wages within the condensed consolidated balance sheets, associated with its PSUs of $10.5 million and $5.6 million at June 30, 2017 and December 31, 2016, respectively. For PSUs held by Penn employees, there was $6.7 million of total unrecognized compensation cost at June 30, 2017 that will be recognized over the grants remaining weighted average vesting period of 2.44 years. For the three and six months ended June 30, 2017, the Company recognized $4.6 million and $8.9 million of compensation expense associated with these awards, as compared to $0.6 million and $3.6 million for the three and six months ended June 30, 2016.  The changes are primarily due to the increase in Penn’s stock price year-over-year. Amounts paid by the Company for the three and six months ended June 30, 2017 on these cash-settled awards totaled $0.1 million and $3.6 million as compared to $0.1 million and $4.5 million for the three and six months ended June 30, 2016.

For the Company’s stock appreciation rights (“SARs”), the fair value of the SARs is calculated during each reporting period and estimated using the Black-Scholes option pricing model based on the various inputs discussed below. The Company’s SARs, which vest over a period of four years, are accounted for as liability awards since they will be settled in cash. The Company had a liability, which is included in accrued salaries and wages within the condensed consolidated balance sheets, associated with its SARs of $13.7 million and $7.3 million at June 30, 2017 and December 31, 2016, respectively. For SARs held by Penn employees, there was $12.8 million of total unrecognized compensation cost at June 30, 2017 that will be recognized over the awards remaining weighted average vesting period of 2.82 years. For the three and six months ended June 30, 2017, the Company recognized compensation expense of $4.6 million and $8.6 million associated with these awards, as compared to a credit of $0.5 million and compensation expense of $1.4 million for the three and six months ended June 30, 2016. The changes are primarily due to the increase in Penn’s stock price year-over-year.  Amounts paid by the Company for the three and six months ended June 30, 2017 on these cash-settled awards totaled $1.5 million and $2.6 million as compared to $1.1 million and $1.5 million for the three and six months ended June 30, 2016.

The following are the weighted-average assumptions used in the Black-Scholes option-pricing model for stock option awards granted during the June 30, 2017 and 2016, respectively:

Six months ended June 30,	2017	2016
Risk-free interest rate	1.97%	1.20%
Expected volatility	30.67%	31.22%
Dividend yield	—	—
Weighted-average expected life (years)	5.30	5.40

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

The South/West reportable segment consists of the following properties: Zia Park Casino, Hollywood Casino Tunica, Hollywood Casino Gulf Coast, Boomtown Biloxi, M Resort, Tropicana Las Vegas, Bally’s Casino Tunica and Resorts Casino Tunica, which were acquired on May 1, 2017, as well as our management contract with Hollywood Casino Jamul-San Diego, which opened on October 10, 2016.

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

The Other category consists of the Company’s standalone racing operations, namely Rosecroft Raceway, which was sold on July 31, 2016, Sanford-Orlando Kennel Club, and the Company’s joint venture interests in Sam Houston Race Park, Valley Race Park, and Freehold Raceway. If the Company is successful in obtaining gaming operations at these locations, they would be assigned to one of the Company’s regional executives and reported in their respective reportable segment. The Other category also includes the Company’s corporate overhead operations, which does not meet the definition of an operating segment under ASC 280. Additionally, the Other category includes Penn Interactive Ventures, the Company’s wholly-owned subsidiary that represents its social online gaming initiatives, including Rocket

Speed. Penn Interactive Ventures meets the definition of an operating segment under ASC 280, but is quantitatively not significant to the Company’s operations as it represents 1.4% of net revenues and $(2.3) million impact to income from operations for the six months ended June 30, 2017, and its total assets represent 2.2% of the Company’s total assets at June 30, 2017.

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

Other Comprehensive Income

The Company accounts for comprehensive income in accordance with ASC 220, “Comprehensive Income,” which establishes standards for the reporting and presentation of comprehensive income in the consolidated financial statements. The Company presents comprehensive income in two separate but consecutive statements. For the three and six months ended June 30, 2017 and 2016, the only component of accumulated other comprehensive income was foreign currency translation adjustments.

3. New Accounting Pronouncements

Accounting Pronouncements Implemented in 2017

In March 2016, the FASB issued ASU No. 2016-09, “Compensation - Stock Compensation (Topic 718) – Improvements to Employee Share-Based Payment Accounting.”  The amendments are intended to improve the accounting for employee share-based payments and affect all organizations that issue share-based payment awards to their employees.  Several aspects of the accounting for share-based payment award transactions are simplified, including: (a) income tax consequences; (b) classification of awards as either equity or liabilities; and (c) classification on the statement of cash flows.  The Company adopted this change in accounting principle effective January 1, 2017.  As a result of adopting the change to accounting for income taxes, for the six months ended June 30, 2017, the Company recognized an income tax benefit of $1.9 million related to excess tax deductions that would have previously been recognized as additional paid in capital within Shareholders Deficit.  The Company did not record a cumulative effect adjustment to Retained Earnings due to having a full valuation allowance against all deferred tax assets.  Deferred tax assets and the valuation allowance increased by $16.4 million at January 1, 2017 for the tax effect previously unrecognized for excess tax deductions.  The Company has elected to present the change in classification of excess /(deficient) tax deductions from a financing activity to an operating activity within its consolidated statement of cash flows on a retrospective basis.  The impact to the comparative period ended June 30, 2016 was an increase to net cash provided by operating activities and an increase in cash used in financing activities of $4.4 million, respectively.  The Company has also made an accounting policy election to account for forfeitures when they occur which had no cumulative effect to retained earnings.  Finally, effective January 1, 2017, the Company adopted the change related to diluted EPS on a prospective basis such that the net benefit/ (deficiency) attributable to taxes is no longer included in the computation of assumed proceeds.

New Accounting Pronouncements to be Implemented

In May 2017, the FASB issued ASU No. 2017-09, “Compensation – Stock Compensation (Topic 718) – Scope of Modification Accounting.”  The amendments are intended to provide clarity and reduce both the diversity in practice and cost and complexity when applying the guidance in Topic 718, Compensation – Stock Compensation, to a change to the terms or conditions of a share-based payment award.  An entity should account for the effects of a modification unless all the following are met: (1) the fair value (or calculated value or intrinsic value, if such an alternative measurement method is used) of the modified award is the same as the fair value (or calculated value or intrinsic value, if such an alternative measurement method is used) of the original award immediately before the original award is modified.  If the modification does not affect any of the inputs to the valuation technique that the entity uses to value the award, the entity is not required to estimate the value immediately before and after the modification; (2) The vesting conditions of the modified award are the same as the vesting conditions of the original award immediately before the original award is modified; and (3) the classification of the modified award as an equity instrument or a liability instrument is the same as the classification of the original award immediately before the original award is modified.  The amendment is effective for all entities for annual periods, and interim periods within those periods, beginning after December 15, 2017, with early adoption permitted.  The Company will adopt this standard next year and does not believe the prospective amendments of this standard will have a material impact on the financial statements.

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606),” which impacts virtually all aspects of an entity’s revenue recognition. The core principle of Topic 606 is that revenue should be recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In July 2015, the FASB deferred the effective date of the standard by one year which results in the new standard being effective for the Company at the beginning of its first quarter of fiscal year 2018. In addition, during March, April and May 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net), ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing and ASU 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients, respectively, which clarified the guidance on certain items such as reporting revenue as a principal versus agent, identifying performance obligations, accounting for intellectual property licenses, assessing collectability and presentation of sales taxes. Management has not yet completed its assessment of the impact of the new standard on the Company’s consolidated financial statements.  Although the Company is currently assessing the impact that the adoption of the new standard will have on its consolidated financial statements and related disclosures, the following areas that are expected to result in changes to our accounting are:

(1)

The accounting for loyalty points which are earned by our customers. The Company’s Marquee Rewards program allows members to utilize their rewards membership card to earn promotional points that are redeemable for slot play and complimentaries. The accumulated points can be redeemed for food and beverages at our restaurants, and products offered at our retail stores across the vast majority of the Company’s casino properties. The estimated liability for unredeemed points is currently accrued based on expected redemption rates and the estimated costs of the services or merchandise to be provided.  Under the new standard, we will need to defer the full retail value of the complimentaries until the future revenue transaction occurs.  Although the exact amount of the increase to our point liabilities has not yet been determined, we do not anticipate it will have a significant impact on our earnings.

(2)

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

(3)

Further, we believe the reimbursable costs associated with our management service contract for Casino Rama, which are primarily payroll costs, will need to be recognized as revenue on a gross basis, with an offsetting amount charged to reimbursable management costs within operating expenses as we are the controlling entity to the arrangement.  For the six months ended June 30, 2017 and twelve months ended December 31, 2016 and 2015, these reimbursable costs were $42.8 million, $83.6 million and $81.3 million, respectively.

Additionally, at this time, we expect to adopt Topic 606 using the modified retrospective method on January 1, 2018.  The Company is continuing to evaluate the new guidance both internally and through following the industry working group and plans to provide additional information at a future date.

4.  Property and Equipment

Property and equipment, net, consists of the following:

	June 30,	December 31,
	2017	2016
	(in thousands)

Property and equipment - non-master lease
Land and improvements	$294,535	$294,590
Building and improvements	405,024	404,158
Furniture, fixtures and equipment	1,374,884	1,355,615
Leasehold improvements	119,730	118,940
Construction in progress	38,619	16,375
	2,232,792	2,189,678
Less Accumulated depreciation	(1,296,962)	(1,224,596)
	935,830	965,082
Property and equipment - master lease
Land and improvements	435,043	382,246
Building and improvements	2,248,257	2,219,018
	2,683,300	2,601,264
Less accumulated depreciation	(791,413)	(745,963)
	1,891,887	1,855,301
Property and equipment, net	$2,827,717	$2,820,383

Property and equipment, net increased by $7.3 million for the six months ended June 30, 2017 primarily due to the addition of Bally’s and Resorts in Tunica as well as improvements at Tropicana Las Vegas and Hollywood Casino St. Louis. This net increase is partially offset by depreciation expense for the six months ended June 30, 2017.

Depreciation expense, for property and equipment including assets under capital leases, totaled $63.7 million and $128.7 million and $65.7 million and $131.3 million for the three and six months ended June 30, 2017 and 2016, respectively, of which $23.0 million and $45.7 million and $22.8 million and $45.7 million related to assets under the Master Lease, respectively. Interest capitalized in connection with major construction projects totaled $0.1 million for the three and six months ended June 30, 2017 as compared to zero for the three and six months ended June 30, 2016.

5. Acquisitions

Bally’s and Resorts

On May 1, 2017, the Company acquired RIH Acquisitions MS I, LLC and RIH Acquisitions MS II, LLC, the holding companies for the gaming operations of Bally’s and Resorts, in Tunica, Mississippi, for consideration of $45.9 million in cash, subject to final working capital adjustments. The Company is operating both of these casino properties and it leases the underlying real estate associated with these two businesses from GLPI with a total initial annual payment of $9.0 million subject to the provisions included in the terms of the Master Lease.  The underlying real estate leased from GLPI has been accounted for as a financing obligation, which is included in the total consideration for the transaction and has increased the Company’s Master Lease financing obligation by $82.6 million, which represents the purchase price GLPI paid for the underlying real estate assets.

The preliminary purchase price allocation has resulted in $35.5 million of goodwill which is deductible for tax purposes.  Property and equipment under the Master Lease is comprised of buildings and improvements and land rights that are amortized on a straight-line basis over thirty-one years.  This time period represents the remaining life of the Master Lease with GLPI, including renewal options that are reasonably assured of being exercised.  Additionally, prior to the acquisition date, the Company incurred transaction costs of $0.7 million, which were reported in general and administrative expenses for the three and six months ended June 30, 2017.  This acquisition was not material to the Company’s consolidated financial statements.

May 1, 2017

Cash	$ 6,725
Other current assets	2,847
Property and equipment - non-master lease	8,368
Property and equipment - master lease	82,603
Goodwill	35,534
Other intangible assets	851
Total Assets	$ 136,928

Current portion of financing obligation	$ 1,968
Accrued expenses	3,716
Accrued salaries and wages	3,256
Other current liabilities	1,448
Long-term financing obligation	80,635
Total liabilities	$ 91,023
Cash paid	45,905
Total consideration transferred	$ 136,928

6.  Intangible Assets

Indefinite‑life intangible assets consist primarily of gaming licenses. The table below presents the gross carrying value, accumulated amortization, and net book value of each major class of other intangible assets at June 30, 2017 and December 31, 2016:

	June 30, 2017			December 31, 2016
	(in thousands)
	Gross			Gross
	Carrying	Accumulated	Net Book	Carrying	Accumulated	Net Book
	Value	Amortization	Value	Value	Amortization	Value
Indefinite-life intangible assets	$375,405	$—	$375,405	$375,405	$—	$375,405
Other intangible assets	130,852	75,925	54,927	125,584	65,495	60,089
Total	$506,257	$75,925	$430,332	$500,989	$65,495	$435,494

Total other intangible assets decreased by $5.2 million for the six months ended June 30, 2017 primarily due to amortization expense of $10.5 million for the six months ended June 30, 2017, partially offset by $3.7 million and $0.9 million of definite-lived other intangible assets related to customer intangibles from our acquisitions of Illinois video gaming terminal operators and Bally’s and Resorts, respectively, in 2017.  Other intangible assets have a weighted average remaining amortization period of 5.5 years.

The Company’s intangible asset amortization expense was $5.3 million and $10.5 million, for the three and six months ended June 30, 2017, respectively, as compared to $0.5 million and $1.0 million for the three and six months ended June 30, 2016, respectively.  The increase is primarily due to the intangible assets recognized with our acquisition of Rocket Speed on August 1, 2016.

The following table presents expected intangible asset amortization expense based on existing intangible assets as of June 30, 2017 (in thousands):

Remaining 2017	$8,241
2018	12,885
2019	8,418
2020	5,854
2021	3,705
Thereafter	15,824
Total	$54,927

7.  Long-term Debt

Long-term debt, net of current maturities, is as follows:

	June 30,	December 31,
	2017	2016
	(in thousands)

Senior secured credit facility	$845,000	$976,845
$300 million 5.875 % senior subordinated notes due November 1, 2021	—	300,000
$400 million 5.625 % senior unsecured notes due January 15, 2027	400,000	—
Other long-term obligations	126,573	154,084
Capital leases	879	1,760
	1,372,452	1,432,689
Less current maturities of long-term debt	(35,675)	(85,595)
Less net discounts	(2,862)	(620)
Less debt issuance costs	(30,892)	(16,535)
	$1,303,023	$1,329,939

The following is a schedule of future minimum repayments of long-term debt as of June 30, 2017 (in thousands):

Within one year	$35,638
1-3 years	82,300
3-5 years	334,017
Over 5 years	920,497
Total minimum payments	$1,372,452

Senior Secured Credit Facility

On January 19, 2017, the Company entered into a new senior secured credit facility. The new senior secured credit facility consists of a five year $700 million revolver, a five year $300 million Term Loan A facility, and a seven year $500 million Term Loan B facility (the “Amended Credit Facilities”). The Term Loan A facility was priced at LIBOR plus a spread (ranging from 3.00% to 1.25%) based on the Company’s consolidated total net leverage ratio as defined in the new senior secured credit facility. The Term Loan B facility was priced at LIBOR plus 2.50%, with a 0.75% LIBOR floor.  At June 30, 2017, the Company’s senior secured credit facility had a gross outstanding balance of $845.0 million, consisting of a $296.2 million Term Loan A facility, a $498.8 million Term Loan B facility, and $50.0 million outstanding on the revolving credit facility. Additionally, at June 30, 2017, the Company had conditional obligations under letters of credit issued pursuant to the senior secured credit facility with face amounts aggregating $22.1 million, resulting in $627.9 million of available borrowing capacity as of June 30, 2017 under the revolving credit facility. In connection with the repayment of the previous senior secured credit facility, the Company recorded $1.7 million in refinancing costs and a $2.3 million loss on the early extinguishment of debt for the six months ended June 30, 2017 related to the write-off of deferred debt issuance costs and the discount on the Term Loan B facility of the previous senior secured credit facility.

Redemption of 5.875% Senior Subordinated Notes

In the first quarter of 2017, the Company redeemed all of its $300 million 5.875% senior subordinated notes, which were due in 2021 (“5.875% Notes”). In connection with this redemption, the Company recorded a $21.1 million loss on the early extinguishment of debt for the six months ended June 30, 2017 related to the difference between the reacquisition price of the 5.875% Notes compared to its carrying value.

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

At June 30, 2017, the Company was in compliance with all required financial covenants.

Corporate Airplane Loan

In January 2017, the Company’s corporate airplane loan of $20.8 million was paid in full.  At December 31, 2016 the corporate airplane loan was included with other long-term obligations.

8.  Master Lease Financing Obligation

The Company’s Master Lease with GLPI is accounted for as a financing obligation. The obligation was calculated at the inception of the spin-off of GLPI based on the future minimum lease payments due to GLPI under the Master Lease discounted at 9.70%, which represented the estimated incremental borrowing rate over the lease term, including renewal options that were reasonably assured of being exercised and the funded construction of certain leased real estate assets in development at the date of the Spin-Off. As of May 1, 2017, in connection with the acquisition of Bally’s and Resorts (see Note 5 for more information), the Company’s Master Lease financing obligation was increased by $82.6 million which was the purchase price paid by GLPI for the casinos underlying real estate assets.  Total payments under the Master Lease were $114.0 million and $226.4 as compared to $110.8 million and $222.2 million for the three and six months ended June 30, 2017 and 2016, respectively. The interest expense recognized for the three and six months ended June 30, 2017 was $99.4 million and $197.1 million as compared to $97.8 million and $196.5 million for the three and six months ended June 30, 2016, respectively.

9.  Segment Information

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

Three months ended June 30, 2017	Northeast	South/West	Midwest	Other (1)	Total
Income (loss) from operations	$108,119	$20,062	$59,283	$(52,475)	$134,989
Charge for stock compensation	—	—	—	1,801	1,801
Depreciation and amortization	21,525	9,353	9,508	28,583	68,969
Contingent purchase price	277	—	16	1,069	1,362
(Gain) loss on disposal of assets	(45)	(1)	88	10	52
Impairment losses on Loans to the Jamul Tribe	—	5,635	—	—	5,635
Income (loss) from unconsolidated affiliates	—	—	5,286	(265)	5,021
Non-operating items for Kansas JV	—	—	1,309	—	1,309
Adjusted EBITDA	$129,876	$35,049	$75,490	$(21,277)	$219,138

Three months ended June 30, 2016	Northeast	South/West	Midwest	Other (1)	Total
Income (loss) from operations	$103,695	$27,622	$57,446	$(39,426)	$149,337
Charge for stock compensation	—	—	—	1,582	1,582
Depreciation and amortization	23,209	8,839	9,460	24,674	66,182
Contingent purchase price	119	—	—	—	119
Loss on disposal of assets	(14)	11	(52)	496	441
Income (loss) from unconsolidated affiliates	—	—	3,744	(196)	3,548
Non-operating items for Kansas JV	—	—	2,571	—	2,571
Adjusted EBITDA	$127,009	$36,472	$73,169	$(12,870)	$223,780

Six months ended June 30, 2017	Northeast	South/West	Midwest	Other (1)	Total
Income (loss) from operations	$210,752	$47,180	$120,813	$(103,469)	$275,276
Charge for stock compensation	—	—	—	3,974	3,974
Depreciation and amortization	44,548	18,570	19,179	56,908	139,205
Contingent purchase price	1,182	—	25	2,715	3,922
(Gain) loss on disposal of assets	(31)	5	29	4	7
Impairment losses on Loans to the Jamul Tribe	—	5,635	—	—	5,635
Income (loss) from unconsolidated affiliates	—	—	10,290	(721)	9,569
Non-operating items for Kansas JV	—	—	3,260	—	3,260
Adjusted EBITDA	$256,451	$71,390	$153,596	$(40,589)	$440,848

Six months ended June 30, 2016	Northeast	South/West	Midwest	Other (1)	Total
Income (loss) from operations	$204,616	$53,607	$115,670	$(84,025)	$289,868
Charge for stock compensation	—	—	—	3,037	3,037
Depreciation and amortization	46,202	17,604	19,028	49,368	132,202
Contingent purchase price	(1,081)	—	—	—	(1,081)
Loss on disposal of assets	7	(14)	(45)	(608)	(660)
Income (loss) from unconsolidated affiliates	—	—	8,462	(305)	8,157
Non-operating items for Kansas JV	—	—	5,141	—	5,141
Adjusted EBITDA	$249,744	$71,197	$148,256	$(32,533)	$436,664

	Northeast	South/West	Midwest	Other (1)	Total
	(in thousands)
Three months ended June 30, 2017
Net revenues	$405,099	$153,151	$224,847	$13,366	$796,463
Capital expenditures	5,533	11,924	7,345	1,002	25,804

Three months ended June 30, 2016
Net revenues	$401,516	$140,108	$220,256	$7,542	$769,422
Capital expenditures	8,268	6,726	6,348	823	22,165

Six months ended June 30, 2017
Net revenues	$798,564	$292,970	$453,185	$27,968	$1,572,687
Capital expenditures	9,523	20,546	11,676	1,215	42,960

Six months ended June 30, 2016
Net revenues	$794,722	$276,076	$441,334	$13,741	$1,525,873
Capital expenditures	15,387	14,311	12,330	1,506	43,534

Balance sheet at June 30, 2017
Total assets	$808,144	$876,910	$1,081,316	$2,217,649	$4,984,019
Investment in and advances to unconsolidated affiliates	76	—	91,058	61,779	152,913
Goodwill and other intangible assets, net	324,285	260,978	778,056	92,900	1,456,219

Balance sheet at December 31, 2016
Total assets	$861,951	$840,076	$1,103,231	$2,169,226	$4,974,484
Investment in and advances to unconsolidated affiliates	76	—	93,768	62,332	156,176
Goodwill and other intangible assets, net	324,285	224,719	775,377	100,798	1,425,179

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

Loans to the Jamul Tribe

The fair value of the Company’s loans to the Jamul Tribe was based on market interest rates for similarly rated observable instruments.  Although we determined that these inputs fell within Level 2 of the fair value hierarchy, the Company’s loan is impaired and as such the fair value is estimated based on the present value of expected future cash flows of the facility discounted at the loan’s effective interest rate which is a Level 3 measurement.  Therefore, the Company concluded that this instrument should be classified as a Level 3 measurement.  See Note 2 for further details.

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

Other long term obligations at June 30, 2017, included the relocation fees for Hollywood Gaming at Dayton Raceway and Hollywood Gaming at Mahoning Valley Race Course and the repayment obligation of a hotel and event center located near Hollywood Casino Lawrenceburg. The fair value of the relocation fees for Hollywood Gaming at Dayton Raceway and Hollywood Gaming at Mahoning Valley Race Course approximates its carrying value as the discount rate of 5.0% approximates the market rate of similar debt instruments and as such is a Level 2 measurement.  Finally, the fair value of the repayment obligation for the hotel and event center is estimated based on a rate consistent with comparable municipal bonds and as such is a Level 2 measurement.

Other liabilities

Other liabilities at June 30, 2017 is primarily comprised of the contingent purchase price consideration related to the purchases of Plainridge Racecourse and Rocket Speed.  The fair value of the Company’s contingent purchase price consideration related to its Plainridge Racecourse acquisition is estimated based on a discounted cash flow model and as such is a Level 3 measurement.  The fair value of the Company’s contingent purchase price consideration related to its Rocket Speed acquisition is estimated by applying an option pricing method using a Monte Carlo simulation which is a quantitative technique that estimates the distribution of an outcome variable that depends on probabilistic input variables and as such is a Level 3 measurement.  At each reporting period, the Company assesses the fair value of these liabilities and changes in their fair values are recorded in earnings. The amount related to the change in fair value of these obligations resulted in a charge to general and administrative expense of $1.4 million and $3.9 million for the three and six months ended June 30, 2017, respectively, compared to a charge of $0.1 million and a reduction of $1.1 million for the three and six months ended June 30, 2016, respectively.

The carrying amounts and estimated fair values by input level of the Company’s financial instruments at June 30, 2017 and December 31, 2016 are as follows (in thousands):

	June 30, 2017
	Carrying
	Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$224,399	$224,399	$224,399	$—	$—
Loans to the Jamul Tribe	84,152	84,152	—	—	84,152
Financial liabilities:
Long-term debt
Senior secured credit facility	812,001	847,494	797,494	50,000	—
Senior unsecured notes	399,208	406,000	406,000	—	—
Other long-term obligations	126,573	127,301	—	127,301	—
Other liabilities	52,955	52,955	—	—	52,955

	December 31, 2016
	Carrying
	Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$229,510	$229,510	$229,510	$—	$—
Loans to the Jamul Tribe	92,100	98,000	—	—	98,000
Financial liabilities:
Long-term debt
Senior secured credit facility	962,703	976,092	785,092	191,000	—
Senior unsecured notes	296,895	312,000	312,000	—	—
Other long-term obligations	154,084	152,132	—	152,132	—
Other liabilities	48,244	48,244	—	—	48,244

The following table summarizes the changes in fair value of the Company’s Level 3 liabilities (in thousands):

	Six Months Ended
	June 30, 2017
	Liabilities	Assets
	Contingent	Loans to the
	Purchase Price	Jamul Tribe
Balance at January 1, 2017	$48,244	$98,000
Unamortized discount	—	(5,865)
Additions	830	372
Payments	(41)	(2,720)
Included in earnings	3,922	(5,635)
Balance at June 30, 2017	$52,955	$84,152

The following table summarizes the significant unobservable inputs used in calculating fair value for our Level 3 liabilities:

	Valuation	Unobservable
	Technique	Input	Discount Rate	Volatility Rate
Contingent purchase price - Plainridge	Discounted cash flow	Discount rate	8.30%	N/A	%
Contingent purchase price - Rocket Speed	Option pricing method	Discount rate, Volatility rate	11.00%	70.92%

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net revenues	$38,924	$37,872	$77,770	$77,754
Operating expenses	28,352	30,384	57,190	60,829
Income from operations	10,572	7,488	20,580	16,925
Net income	$10,572	$7,488	$20,580	$16,925

Net income attributable to Penn	$5,286	$3,744	$10,290	$8,462

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our Operations

We are a leading, diversified, multi-jurisdictional owner and manager of gaming and racing facilities and video gaming terminal operations. In addition, over the last two years, we have implemented our interactive gaming strategy through our subsidiary, Penn Interactive Ventures and have expanded our social gaming offerings with the acquisition of Rocket Speed, a leading developer of social casino games, while also expanding into retail gaming through our Prairie State Gaming subsidiary.  On May 1, 2017, we completed our acquisition of Bally’s and Resorts casinos in Tunica, Mississippi.  In the first half of 2017, our subsidiary, Prairie State Gaming acquired the assets of two small video gaming terminal operators in Illinois.  As of June 30, 2017, we owned, managed, or had ownership interests in twenty-nine facilities in the following seventeen jurisdictions: California, Florida, Illinois, Indiana, Kansas, Maine, Massachusetts, Mississippi, Missouri, Nevada, New Jersey, New Mexico, Ohio, Pennsylvania, Texas, West Virginia, and Ontario, Canada. We believe that our portfolio of assets provides us the benefit of geographically diversified cash flow from operations.

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

The South/West reportable segment consists of the following properties: Zia Park Casino, Hollywood Casino Tunica, Hollywood Casino Gulf Coast, Boomtown Biloxi, M Resort, Tropicana Las Vegas, Bally’s Casino Tunica and Resorts Casino Tunica, which were acquired on May 1, 2017, as well as our management contract with Hollywood Casino Jamul-San Diego, which opened on October 10, 2016.

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

The Other category consists of the Company’s standalone racing operations, namely Rosecroft Raceway, which was sold on July 31, 2016, Sanford-Orlando Kennel Club, and the Company’s joint venture interests in Sam Houston Race Park, Valley Race Park, and Freehold Raceway. If the Company is successful in obtaining gaming operations at these locations, they would be assigned to one of the Company’s regional executives and reported in their respective reportable segment. The Other category also includes the Company’s corporate overhead operations, which does not meet the definition of an operating segment under ASC 280. Additionally, the Other category includes Penn Interactive Ventures, the Company’s wholly-owned subsidiary that represents its social online gaming initiatives, including Rocket Speed. Penn Interactive Ventures meets the definition of an operating segment under ASC 280, but is quantitatively not significant to the Company’s operations as it represents 1.4% of net revenues and $(2.3) million impact to income from operations for the six months ended June 30, 2017, and its total assets represent 2.2% of the Company’s total assets at June 30, 2017.

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

Financial Highlights:

We reported net revenues and income from operations of $796.5 million and $135.0 million, respectively, for the three months ended June 30, 2017, compared to $769.4 million and $149.3 million, respectively, for the corresponding period in the prior year and net revenues and income from operations of $1,572.7 million and $275.3 million, respectively, for the six months ended June 30, 2017, compared to $1,525.9 million and $289.9 million, respectively, for the corresponding period in the prior year. The major factors affecting our results for the three and six months ended June 30, 2017, as compared to the three and six months ended June 30, 2016, were:

•	The acquisition of Bally’s and Resorts on May 1, 2017 in our South/West segment, which generated net revenues of $12.5 million for the three and six months ended June 30, 2017.

•	The acquisition of Rocket Speed on August 1, 2016 in our Other segment, which generated net revenues of $7.5 million and $16.4 million for the three and six months ended June 30, 2017.

•

Prairie State Gaming’s acquisition of the assets of Slot Kings, Bell Gaming, DSG and Advantage Gaming over the past three quarters, which collectively generated net revenues of $5.1 million and $9.6 million for the three and six months ended June 30, 2017.

•

A $25.1 million loss on the early extinguishment of debt and finance charges related to the January 2017 refinancing of our senior secured credit facility, redemption of the $300 million 5.875% senior unsecured notes and issuance of new $400 million 5.625% senior unsecured notes.

•

Net income decreased by $17.0 million and $35.6 million for the three and six months ended June 30, 2017, as compared to the three and six months ended June 30, 2016, primarily due to a loss on the early extinguishment of debt and finance charges, an impairment charge on our loans to the Jamul Tribe of $5.6 million, higher depreciation expense, higher interest expense and lower interest income, partially offset by lower income tax provision.

Segment Developments:

The following are recent developments that have had or will have an impact on us by segment:

Northeast

•

Hollywood Casino at Charles Town Races faces increased competition from the Baltimore, Maryland market, which includes Maryland Live!, Horseshoe Casino Baltimore and MGM National Harbor, which opened in December 2016.

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

•

In August 2015 we completed the acquisition of Tropicana Las Vegas Hotel and Casino for $360 million. The Tropicana Las Vegas Hotel and Casino is situated on 35 acres of land located on the Las Vegas Strip with 1,470 remodeled guest rooms and suites, a 50,000 square foot casino gaming floor featuring 617 slot and video poker machines and 35 table games including blackjack, mini‑baccarat, craps and roulette, three full‑service restaurants, a 1,200 seat performance theater, a 300 seat comedy club, a nightclub, beach club and 2,095 parking spaces. During the second quarter of 2016, we refreshed the gaming floor with new slot machines and launched our Marquee Rewards player loyalty program at the Tropicana Las Vegas. During the six months ended June 30, 2017, we have made various incremental food and beverage offerings at the facility and on July 27, 2017, we opened celebrity chef Robert Irvine’s first signature Las Vegas restaurant, the Robert Irvine Public House.  Additionally, we continue to evaluate additional improvements at the property which may include additional food, beverage, retail and entertainment and other non-gaming amenities and enhancements.

Midwest

•

On September 1, 2015, we acquired a leading Illinois video gaming terminal (“VGT”) operator, Prairie State Gaming. As one of the largest and most respected VGT operators in Illinois, Prairie State Gaming’s operations include more than 1,493 terminals across a network of 333 bars and retail gaming establishments throughout Illinois. Over the last three quarters, Prairie State Gaming has acquired the assets of four small VGT operators in Illinois.

Other

•	On August 1, 2016, we completed our acquisition of Rocket Speed, a leading developer of social casino games.

Critical Accounting Estimates

We make certain judgments and use certain estimates and assumptions when applying accounting principles in the preparation of our consolidated financial statements. The nature of the estimates and assumptions are material due to the levels of subjectivity and judgment necessary to account for highly uncertain factors or the susceptibility of such factors to change. We have identified the accounting for long-lived assets, goodwill and other intangible assets, income taxes, contingent purchase price obligations and the valuation of our loan to the Jamul Tribe as critical accounting estimates, as they are the most important to our financial statement presentation and require difficult, subjective and complex judgments.

We believe the current assumptions and other considerations used to estimate amounts reflected in our condensed consolidated financial statements are appropriate. However, if actual experience differs from the assumptions and other considerations used in estimating amounts reflected in our condensed consolidated financial statements, the resulting changes could have a material adverse effect on our condensed consolidated results of operations and, in certain situations, could have a material adverse effect on our condensed consolidated financial condition.

At June 30, 2017, the Company recorded an impairment charge of $5.6 million within its condensed consolidated statement of income to establish a reserve on its Loan to the Jamul Tribe. The Company’s loan is impaired and as such the value is estimated based on the present value of expected future cash flows of the facility discounted at the loan’s effective interest rate. The estimate uses subjective assumptions such as, but not limited to, projected future earnings of the facility and future interest rates. See Note 2 for additional information.

If projected earnings at the facility, the most significant assumption in the valuation of the Company’s Loan, were to increase or decrease by 5% the estimated impact would be a reversal of the $5.6 million reserve or additional charges to increase its current reserves by $18.5 million, respectively.

For further information on our critical accounting estimates, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the notes to our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2016. There has been no material change to these estimates for the six months ended June 30, 2017, other than the reserve related to the loan to the Jamul Tribe as discussed above.

Results of Operations

The following are the most important factors and trends that contribute to our operating performance:

•

Most of our properties operate in mature competitive markets. As a result, we expect a significant amount of our future growth to come from prudent acquisitions of gaming properties (such as our May 1, 2017 acquisition of Bally’s and Resorts), jurisdictional expansions (such as our June 2015 opening of a slots‑only gaming facility in Massachusetts, our October 2016 opening of a Hollywood Casino branded gaming facility on the Jamul Indian Village land in trust which we now manage, the September 2014 opening of Hollywood Gaming at Mahoning Valley Race Course and the August 2014 opening of Hollywood Gaming at Dayton Raceway), expansions of gaming in existing jurisdictions (such as the introduction of table games in July 2010 at Hollywood Casino at Charles Town Races and Hollywood Casino at Penn National Race Course, and at Hollywood Casino Bangor in March 2012), expansions/improvements of existing properties (such as Tropicana Las Vegas and Zia Park) and new growth opportunities (such as our acquisition of Prairie State Gaming, a leading video gaming terminal operator in Illinois, and our entry into the interactive and social gaming space through Penn Interactive Ventures, including our acquisition of Rocket Speed).

•

A number of states are currently considering or implementing legislation to legalize or expand gaming. Such legislation presents both potential opportunities to establish new properties (for example, in Massachusetts, where we opened a slots‑only gaming facility on June 24, 2015, in Kansas, where we opened a casino through a joint venture in February 2012, and in Ohio, where we opened casinos in Toledo and Columbus in May 2012 and October 2012, respectively, and opened video lottery terminal facilities at two racetracks in Ohio in the third quarter of 2014) and increased competitive threats to business at our existing properties (such as the introduction/expansion of commercial casinos in Kansas, Maryland, Ohio, and potentially Pennsylvania, Kentucky and Nebraska, and the introduction of tavern licenses in several states, most significantly in Illinois).

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

The consolidated results of operations for the three and six months ended June 30, 2017 and 2016 are summarized below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in thousands)
Revenues:
Gaming	$680,979	$663,326	$1,342,235	$1,320,027
Food, beverage, hotel and other	152,148	144,390	299,889	282,238
Management service and licensing fees	2,932	2,964	5,259	5,437
Reimbursable management costs	6,387	2,855	13,145	2,855
Revenues	842,446	813,535	1,660,528	1,610,557
Less promotional allowances	(45,983)	(44,113)	(87,841)	(84,684)
Net revenues	796,463	769,422	1,572,687	1,525,873

Operating expenses:
Gaming	345,156	339,201	677,209	674,518
Food, beverage, hotel and other	105,231	101,873	206,306	199,952
General and administrative	130,096	109,974	255,911	226,478
Reimbursable management costs	6,387	2,855	13,145	2,855
Depreciation and amortization	68,969	66,182	139,205	132,202
Impairment losses on Loans to the Jamul Tribe	5,635	—	5,635	—
Total operating expenses	661,474	620,085	1,297,411	1,236,005
Income from operations	$134,989	$149,337	$275,276	$289,868

Certain information regarding our results of operations by segment for the three and six months ended June 30, 2017 and 2016 is summarized below:

	Net Revenues		Income (loss) from Operations
Three Months Ended June 30,	2017	2016	2017	2016
	(in thousands)

Northeast	$405,099	$401,516	$108,119	$103,695
South/West	153,151	140,108	20,062	27,622
Midwest	224,847	220,256	59,283	57,446
Other	13,366	7,542	(52,475)	(39,426)
Total	$796,463	$769,422	$134,989	$149,337

	Net Revenues		Income (loss) from Operations
Six Months Ended June 30,	2017	2016	2017	2016
	(in thousands)

Northeast	$798,564	$794,722	$210,752	$204,616
South/West	292,970	276,076	47,180	53,607
Midwest	453,185	441,334	120,813	115,670
Other	27,968	13,741	(103,469)	(84,025)
Total	$1,572,687	$1,525,873	$275,276	$289,868

Revenues

Revenues for the three and six months ended June 30, 2017 and 2016 were as follows (in thousands):

				Percentage
Three Months Ended June 30,	2017	2016	Variance	Variance
Gaming	$680,979	$663,326	$17,653	2.7%
Food, beverage, hotel and other	152,148	144,390	7,758	5.4%
Management service and licensing fees	2,932	2,964	(32)	(1.1)%
Reimbursable management costs	6,387	2,855	3,532	123.7%
Revenues	842,446	813,535	28,911	3.6%
Less promotional allowances	(45,983)	(44,113)	(1,870)	4.2%
Net revenues	$796,463	$769,422	$27,041	3.5%

				Percentage
Six Months Ended June 30,	2017	2016	Variance	Variance
Gaming	$1,342,235	$1,320,027	$22,208	1.7%
Food, beverage, hotel and other	299,889	282,238	17,651	6.3%
Management service and licensing fees	5,259	5,437	(178)	(3.3)%
Reimbursable management costs	13,145	2,855	10,290	360.4%
Revenues	1,660,528	1,610,557	49,971	3.1%
Less promotional allowances	(87,841)	(84,684)	(3,157)	3.7%
Net revenues	$1,572,687	$1,525,873	$46,814	3.1%

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

Gaming revenue

Gaming revenue increased by $17.7 million, or 2.7%, and $22.2 million, or 1.7%, for the three and six months ended June 30, 2017, as compared to the three and six months ended June 30, 2016, primarily due to the variances explained below.

Gaming revenue for our South/West segment increased by $10.4 million, or 10.7%, and $7.9 million or 4.1%, for the three and six months ended June 30, 2017, as compared to the three and six months ended June 30, 2016, primarily due to the acquisitions of Bally’s Casino Tunica and Resorts Casino Tunica on May 1, 2017, which contributed a combined $11.9 million of gaming revenue for the three and six months ended June 30, 2017 and increased gaming revenue at Tropicana Las Vegas, partially offset by decreased gaming revenue at Hollywood Casino Tunica, Hollywood Casino Bay St. Louis, as new competition has impacted the area and Zia Park Casino, as ongoing softness in oil prices has continued to affect the economy in this area.

Gaming revenue for our Midwest segment increased by $3.9 million, or 1.9%, and $10.9 million or 2.7%, for the three and six months ended June 30, 2017, as compared to the three and six months ended June 30, 2016, primarily due to increased gaming revenue at Hollywood Casino St. Louis and Prairie State Gaming resulting from the acquisition of the assets of four small VGT route operators in Illinois since the fourth quarter 2016, partially offset by decreased gaming revenue at Hollywood Casino Joliet, Hollywood Casino Lawrenceburg, primarily due to continued impact of competition in Ohio and Argosy Alton, primarily due the impact of a flood during May 2017.

Gaming revenue for our Northeast segment increased by $3.3 million, or 0.9%, and $3.4 million or 0.5% for the three and six months ended June 30, 2017, as compared to the three and six months ended June 30, 2016, primarily due to increased gaming revenue at all four of our Ohio properties and Plainridge Park Casino, partially offset by decreased gaming revenue at Hollywood Casino Charles Town due to increased competition from the Baltimore, Maryland market.

Food, beverage, hotel and other revenue

Food, beverage, hotel and other revenue increased by $7.8 million, or 5.4%, and $17.7 million or 6.3%, for the three and six months ended June 30, 2017, as compared to the three and six months ended June 30, 2016, primarily due to the variances explained below.

Food, beverage, hotel and other revenue for Other increased by $5.8 million, or 76.5%, and $14.2 million or 102.5% for the three and six months ended June 30, 2017, as compared to the three and six months ended June 30, 2016, primarily due to the acquisition of Rocket Speed on August 1, 2016, partially offset by the sale of Rosecroft Raceway on July 31, 2016.

Promotional allowances

Promotional allowances increased by $1.9 million, or 4.2%, and $3.2 million, or 3.7% for the three and six months ended June 30, 2017, as compared to the three and six months ended June 30, 2016, primarily due to the acquisitions of Bally’s Casino Tunica and Resorts Casino Tunica on May 1, 2017 and increased marketing efforts at Tropicana Las Vegas.

Operating Expenses

Operating expenses for the three and six months ended June 30, 2017 and 2016 were as follows (in thousands):

				Percentage
Three Months Ended June 30,	2017	2016	Variance	Variance
Gaming	$345,156	$339,201	$5,955	1.8%
Food, beverage, hotel and other	105,231	101,873	3,358	3.3%
General and administrative	130,096	109,974	20,122	18.3%
Reimbursable management costs	6,387	2,855	3,532	123.7%
Depreciation and amortization	68,969	66,182	2,787	4.2%
Impairment losses on Loans to the Jamul Tribe	5,635	—	5,635	N/A
Total operating expenses	$661,474	$620,085	$41,389	6.7%

				Percentage
Six Months Ended June 30,	2017	2016	Variance	Variance
Gaming	$677,209	$674,518	$2,691	0.4%
Food, beverage, hotel and other	206,306	199,952	6,354	3.2%
General and administrative	255,911	226,478	29,433	13.0%
Reimbursable management costs	13,145	2,855	10,290	360.4%
Depreciation and amortization	139,205	132,202	7,003	5.3%
Impairment losses on Loans to the Jamul Tribe	5,635	—	5,635	N/A
Total operating expenses	$1,297,411	$1,236,005	$61,406	5.0%

Gaming expense

Gaming expense increased by $6.0 million, or 1.8%, and $2.7 million, or 0.4%, for the three and six months ended June 30, 2017, as compared to the three and six months ended June 30, 2016, primarily due to the variances explained below.

Gaming expense for our Midwest segment increased by $4.2 million, or 4.3%, and $8.4 million, or 4.2%, for the three and six months ended June 30, 2017, as compared to the three and six months ended June 30, 2016, primarily due to increased gaming taxes resulting from increased taxable gaming revenue mentioned above at Hollywood Casino St. Louis and Prairie State Gaming resulting from the acquisition of four small VGT route operators in Illinois since the fourth quarter 2016, partially offset by decreased gaming taxes resulting from decreased taxable gaming revenue mentioned above at Hollywood Casino Lawrenceburg, primarily due to continued impact of competition in Ohio.

Gaming expense for our South/West segment increased by $2.3 million, or 6.2%, for the three months ended June 30, 2017, as compared to the three months ended June 30, 2016, primarily due to increased gaming taxes resulting from the acquisitions of Bally’s Casino Tunica and Resorts Casino Tunica on May 1, 2017, partially offset by decreased gaming taxes resulting from decreased taxable gaming revenue mentioned above at Hollywood Casino Tunica, Hollywood Casino Bay St. Louis, as new competition has impacted the area and Zia Park Casino, as ongoing softness in oil prices has continued to affect the economy in this area.

Gaming expense for our South/West segment decreased by $1.3 million, or 1.7%, for the six months ended June 30, 2017, as compared to the six months ended June 30, 2016, primarily due to decreased gaming taxes resulting from decreased taxable gaming revenue mentioned above at Hollywood Casino Tunica, Hollywood Casino Bay St. Louis, as new competition has impacted the area and Zia Park Casino, as ongoing softness in oil prices has continued to affect the economy in this area, as well as decreased gaming expense at M Resort, primarily due to decreased marketing spend.

Gaming expense for our Northeast segment decreased by $0.4 million, or 0.2%, and $4.4 million, or 1.1%, for the three and six months ended June 30, 2017, as compared to the three and six months ended June 30, 2016, primarily due to decreased gaming taxes resulting from decreased taxable gaming revenue mentioned above at Hollywood Casino Charles Town, primarily due to the continued impact of competition in the region, namely the Baltimore, Maryland market, and decreased gaming taxes resulting from decreased taxable gaming revenue for the six months ended June 30, 2017 at Hollywood Casino Toledo, partially offset by increased gaming taxes resulting from increased taxable gaming revenue mentioned above at our properties in Ohio and Plainridge Park Casino.

Food, beverage, hotel and other expenses

Food, beverage, hotel and other expenses increased by $3.4 million, or 3.3%, and $6.4 million, or 3.2%, for the three and six months ended June 30, 2017, as compared to the three and six months ended June 30, 2016, primarily due to the variances explained below.

Food, beverage, hotel and other expenses for our South/West segment increased by $1.9 million, or 4.6%, and $1.8 million, or 2.3%, for the three and six months ended June 30, 2017, as compared to the three and six months ended June 30, 2016, primarily due to the acquisition of Bally’s Casino Tunica and Resorts Casino Tunica on May 1, 2017.

Food, beverage, hotel and other expenses for Other increased by $1.3 million, or 32.9%, and $4.3 million, or 60.1%, for the three and six months ended June 30, 2017, as compared to the three and six months ended June 30, 2016, primarily due to the acquisition of Rocket Speed on August 1, 2016, partially offset by the sale of Rosecroft Raceway on July 31, 2016.

General and administrative expenses

General and administrative expenses include items such as compliance, facility maintenance, utilities, property and liability insurance, surveillance and security, and certain housekeeping services, as well as all expenses for administrative departments such as accounting, purchasing, human resources, legal and internal audit. General and administrative expenses also include cash-settled stock based awards, development costs and lobbying expenses.

General and administrative expenses increased by $20.1 million, or 18.3%, and $29.4 million, or 13.0%, for the three and six months ended June 30, 2017, as compared to the three and six months ended June 30, 2016, primarily due to the variances explained below.

General and administrative expenses for Other increased by $13.7 million, or 78.5%, and $21.9 million, or 54.9%, for the three and six months ended June 30, 2017, as compared to the three and six months ended June 30, 2016, primarily due to increased corporate overhead costs of $12.3 million and $16.4 million for the three and six months ended June 30, 2017, primarily due to increased cash-settled stock-based compensation charges mainly due to the increases in the Company’s stock price during 2017 compared to 2016 and the acquisition of Rocket Speed on August 1, 2016, partially offset by the sale of Rosecroft Raceway on July 31, 2016.

General and administrative expenses for our South/West segment increased by $6.8 million, or 29.2%, and $5.9 million, or 12.2% for the three and six months ended June 30, 2017, as compared to the three and six months ended June 30, 2016, primarily due to the acquisition of Bally’s Casino Tunica and Resorts Casino Tunica on May 1, 2017 and increased expenses at Tropicana Las Vegas due to a favorable legal settlement in the prior year, partially offset by cost saving measures at the majority of our other properties.

Depreciation and amortization expense

Depreciation and amortization expense increased by $2.8 million or 4.2%, and $7.0 million, or 5.3%, for the three and six months ended June 30, 2017, as compared to the three and six months ended June 30, 2016, primarily due to the acquisition of Bally’s Casino Tunica and Resorts Casino Tunica on May 1, 2017, the acquisitions of the assets of four small VGT route operators in Illinois since fourth quarter 2016, the acquisition of Rocket Speed on August 1, 2016 and increased depreciation at Tropicana Las Vegas due to capital improvements since acquisition, all of which were partially offset by decreases at the majority of our properties due to assets becoming fully depreciated.

Other income (expenses)

Other income (expenses) for the three and six months ended June 30, 2017 and 2016 were as follows (in thousands):

				Percentage
Three Months Ended June 30,	2017	2016	Variance	Variance
Interest expense	$(116,768)	$(114,687)	$(2,081)	1.8%
Interest income	235	6,597	(6,362)	(96.4)%
Income from unconsolidated affiliates	5,021	3,548	1,473	41.5%
Other	(173)	44	(217)	(493.2)%
Total other expenses	$(111,685)	$(104,498)	$(7,187)	6.9%

				Percentage
Six Months Ended June 30,	2017	2016	Variance	Variance
Interest expense	$(231,764)	$(231,199)	$(565)	0.2%
Interest income	2,881	11,837	(8,956)	(75.7)%
Income from unconsolidated affiliates	9,569	8,157	1,412	17.3%
Loss on early extinguishment of debt	(23,390)	—	(23,390)	N/A
Other	(1,966)	(2,382)	416	(17.5)%
Total other expenses	$(244,670)	$(213,587)	$(31,083)	14.6%

Interest expense

Interest expense increased by $2.1 million, or 1.8%, and $0.6 million, or 0.2% for the three and six months ended June 30, 2017, as compared to the three and six months ended June 30, 2016, primarily due to $1.6 million and $0.5 million from higher interest paid on the financing obligation to GLPI due to the acquisition of Bally’s Casino Tunica and Resorts Casino Tunica on May 1, 2017, $1.1 million and $2.5 million from higher borrowing levels on the senior unsecured notes for the three and six months ended June 30, 2017, partially offset by $0.4 and $1.9 million from lower borrowing levels and interest rates on the Term Loan A and revolver portions of the senior credit facility and $0.2 million and $0.4 million for the three and six months ended June 30, 2017 from lower interest on the corporate airplane loan which was paid off in January 2017.  The Company anticipates that the annual escalator at the end of the fourth year of the Master Lease (October 31, 2017) will be approximately $4.1 million, of which $0.7 million will be incurred in the fourth quarter of 2017.

Interest income

Interest income decreased by $6.4 million or 96.4% and $9.0 million, or 75.7%, for the three and six months ended June 30, 2017, as compared to the three and six months ended June 30, 2016, primarily due to lower interest accrued on loans to the Jamul Tribe due to their refinancing on October 20, 2016 (see Note 2 to the condensed consolidated financial statements for further details).

Other

Other decreased by $0.2 million, for the three months ended June 30, 2017, as compared to the three months ended June 30, 2016, primarily due to higher foreign currency translation losses, partially offset by financing charges on the debt refinancing for the three months ended June 30, 2017, as compared to the corresponding periods in the prior year.

Other increased by $0.4 million, or 17.5%, for the six months ended June 30, 2017, as compared to the six months ended June 30, 2016, primarily due to lower foreign currency translation losses, partially offset by financing charges on the debt refinancing for the six months ended June 30, 2016, as compared to the corresponding periods in the prior year

Taxes

The Company calculates the provision for income taxes during interim reporting periods by applying an estimate of the annual effective tax rate (“ETR”) to the full year projected pretax book income or loss excluding certain discrete items. The Company’s ETR (income taxes as a percentage of income from operations before income taxes) including discrete items was 26.71% and 27.52% for the three and six months ended June 30, 2017, as compared to 24.10% and 24.30% for the three and six months ended June 30, 2016, primarily due to lower earnings before income taxes, which was partially offset by an increase in the valuation allowance.

The Company’s effective income tax rate can vary from period to period depending on, among other factors, the geographic and business mix of our earnings and the level of our tax credits. Additionally, our effective tax rate is significantly impacted by non-deductible impairment charges and changes in our deferred tax assets that result from principal reductions in our GLPI financing obligation since the Company has recorded a valuation allowance on its deferred tax assets. Certain of these and other factors, including our history and projections of pre tax earnings, are taken into account in assessing our ability to realize our net deferred tax assets.

A reduction in the valuation allowance would result in a significant decrease to income tax expense in the period the release is recorded.  The Company continues to experience improvement in operating results that is anticipated to continue in the second half of 2017.  This positive evidence suggests that we may have a significant portion of the valuation allowance released in future periods.  However, the earnings level we achieve in 2017, as well as our projected annual income levels in future periods, is contingent on our performance, changes in legislative activity and our annual goodwill and other intangible asset impairment testing, which occurs in the fourth quarter.

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

Adjusted EBITDA after Master Lease payments is a non-GAAP measure we believe provides useful information to investors because it is an indicator of the performance of our ongoing business operations.  Finally, adjusted EBITDA after Master Lease payments is the benchmark that our executive management team is measured against for incentive based compensation purposes.

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

The following table presents a reconciliation of the Company’s most directly comparable GAAP financial measures to adjusted EBITDA, for the three and six months ended June 30, 2017 and 2016 was as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Net income	$17,079	$34,035	$22,183	$57,743
Income tax provision	6,225	10,804	8,423	18,538
Other	173	(44)	25,356	2,382
Income from unconsolidated affiliates	(5,021)	(3,548)	(9,569)	(8,157)
Interest income	(235)	(6,597)	(2,881)	(11,837)
Interest expense	116,768	114,687	231,764	231,199
Income from operations	$134,989	$149,337	$275,276	$289,868
Gain on disposal of assets	52	441	7	(660)
Impairment losses on Loans to the Jamul Tribe	5,635	—	5,635	—
Charge for stock compensation	1,801	1,582	3,974	3,037
Contingent purchase price	1,362	119	3,922	(1,081)
Depreciation and amortization	68,969	66,182	139,205	132,202
Income from unconsolidated affiliates	5,021	3,548	9,569	8,157
Non-operating items for Kansas JV	1,309	2,571	3,260	5,141
Adjusted EBITDA	$219,138	$223,780	$440,848	$436,664
Master Lease payments	(113,968)	(110,761)	(226,418)	(222,157)
Adjusted EBITDA, after Master Lease payments	$105,170	$113,019	214,430	214,507

The reconciliation of each segment’s income (loss) from operations to adjusted EBITDA for the three and six months ended June 30, 2017 and 2016 was as follows (in thousands):

Three months ended June 30, 2017	Northeast	South/West	Midwest	Other (1)	Total
Income (loss) from operations	$108,119	$20,062	$59,283	$(52,475)	$134,989
Charge for stock compensation	—	—	—	1,801	1,801
Impairment losses on Loans to the Jamul Tribe	—	5,635	—	—	5,635
Depreciation and amortization	21,525	9,353	9,508	28,583	68,969
Contingent purchase price	277	—	16	1,069	1,362
(Gain) loss on disposal of assets	(45)	(1)	88	10	52
Income (loss) from unconsolidated affiliates	—	—	5,286	(265)	5,021
Non‑operating items for Kansas JV	—	—	1,309	—	1,309
Adjusted EBITDA	$129,876	$35,049	$75,490	$(21,277)	$219,138

Three months ended June 30, 2016	Northeast	South/West	Midwest	Other (1)	Total
Income (loss) from operations	$103,695	$27,622	$57,446	$(39,426)	$149,337
Charge for stock compensation	—	—	—	1,582	1,582
Depreciation and amortization	23,209	8,839	9,460	24,674	66,182
Contingent purchase price	119	—	—	—	119
(Gain) loss on disposal of assets	(14)	11	(52)	496	441
Income (loss) from unconsolidated affiliates	—	—	3,744	(196)	3,548
Non‑operating items for Kansas JV	—	—	2,571	—	2,571
Adjusted EBITDA	$127,009	$36,472	$73,169	$(12,870)	$223,780

Six Months Ended June 30, 2017	Northeast	South/West	Midwest	Other (1)	Total
Income (loss) from operations	$210,752	$47,180	$120,813	$(103,469)	$275,276
Charge for stock compensation	—	—	—	3,974	3,974
Impairment losses on Loans to the Jamul Tribe	—	5,635	—	—	5,635
Depreciation and amortization	44,548	18,570	19,179	56,908	139,205
Contingent purchase price	1,182	—	25	2,715	3,922
Loss (gain) on disposal of assets	(31)	5	29	4	7
Income (loss) from unconsolidated affiliates	—	—	10,290	(721)	9,569
Non-operating items for Kansas JV	—	—	3,260	—	3,260
Adjusted EBITDA	$256,451	$71,390	$153,596	$(40,589)	$440,848

Six Months Ended June 30, 2016	Northeast	South/West	Midwest	Other (1)	Total
Income (loss) from operations	$204,616	$53,607	$115,670	$(84,025)	$289,868
Charge for stock compensation	—	—	—	3,037	3,037
Depreciation and amortization	46,202	17,604	19,028	49,368	132,202
Contingent purchase price	(1,081)	—	—	—	(1,081)
Loss on disposal of assets	7	(14)	(45)	(608)	(660)
Income (loss) from unconsolidated affiliates	—	—	8,462	(305)	8,157
Non-operating items for Kansas JV	—	—	5,141	—	5,141
Adjusted EBITDA	$249,744	$71,197	$148,256	$(32,533)	$436,664

(1)	Adjusted EBITDA excludes our share of the impact of non-operating items (such as depreciation and amortization expense) from our joint venture in Kansas Entertainment.

Adjusted EBITDA for our Northeast segment increased by $2.9 million, or 2.3%, and $6.7 million, or 2.7% for the three and six months ended June 30, 2017, as compared to the three and six months ended June 30, 2016, primarily due to improved results at Hollywood Casino Columbus, Hollywood Gaming at Mahoning Valley, Hollywood Casino at Penn National Race Course, Hollywood Casino Toledo, Plainridge Park Casino, and for the six months ended June 30, 2017, Hollywood Casino at Dayton Raceway since the three months ended June 30, 2016 included a favorable $2.0 million property tax adjustment, partially offset by decreased results at Hollywood Casino Charles Town due to increased competition from the Baltimore, Maryland market.

Adjusted EBITDA for our Midwest segment increased by $2.3 million, or 3.2%, and $5.3 million, or 3.6% for the three and six months ended June 30, 2017, as compared to the three and six months ended June 30, 2016, primarily due to improved results at Argosy Riverside and Prairie State Gaming resulting from the acquisition of four small VGT route operators in Illinois since the fourth quarter 2016, partially offset by decreased adjusted EBITDA at Hollywood Casino Lawrenceburg and during the three months ended June 30, 2017 Argosy Alton due to flooding that occurred during May 2017.

Adjusted EBITDA for our South/West segment decreased by $1.4 million, or 3.9%, for the three months ended June 30, 2017, as compared to the three months ended June 30, 2016, primarily due to decreased adjusted EBITDA at  Tropicana Las Vegas due to a favorable bankruptcy settlement in the prior year, partially offset by the acquisitions of Bally’s Casino Tunica and Resorts Casino Tunica on May 1, 2017, which contributed adjusted EBITDA of $2.8 million and increased adjusted EBITDA at M Resort and Boomtown Biloxi.

Adjusted EBITDA for our South/West segment increased by $0.2 million, or 0.3%, for the six months ended June 30, 2017, as compared to the six months ended June 30, 2016, primarily due to the acquisitions of Bally’s Casino Tunica and Resorts Casino Tunica on May 1, 2017, which contributed adjusted EBITDA of $2.8 million, improved adjusted EBITDA at the M Resort and Boomtown Biloxi, partially offset by decreased adjusted EBITDA at Tropicana Las Vegas due to a favorable legal settlement in the prior year and decreased adjusted EBITDA at Zia Park, as ongoing softness in oil prices have continued to affect the economy in this area.

Adjusted EBITDA for Other declined by $8.4 million, or 65.3%, and $8.1 million, or 24.8%, for the three and six months ended June 30, 2017, as compared to the three and six months ended June 30, 2016, primarily due to increased corporate overhead costs of $12.0 million and $15.3 million for the three and six months ended June 30, 2017, primarily due to increased cash-settled stock-based compensation charges mainly due to increases in Penn’s stock price during 2017 compared to 2016, partially offset by earnings from Rocket Speed, which was acquired on August 1, 2016.

Liquidity and Capital Resources

Historically and prospectively, our primary sources of liquidity and capital resources have been and will be cash flow from operations, borrowings from banks and proceeds from the issuance of debt and equity securities.

Net cash provided by operating activities totaled $195.9 million and $194.0 million for the six months ended June 30, 2017 and 2016, respectively.  The increase in net cash provided by operating activities of $1.9 million for six months ended June 30, 2017, compared to the corresponding period in the prior year, was comprised primarily of an increase in cash receipts from customers of $50.5 million, partially offset by an increase in cash paid to suppliers and vendors of $16.8 million, primarily due to the acquisition of Rocket Speed on August 1, 2016, cash payments for the early extinguishment of debt of $18.0 million, a decrease in income tax refunds of $6.5 million and a $5.8 million increase in cash paid to employees.

Net cash used in investing activities totaled $166.2 million and $143.8 million for the six months ended June 30, 2017 and 2016, respectively. The increase in net cash used in investing activities of $22.4 million for the six months ended June 30, 2017, compared to the corresponding period in the prior year, was primarily due to higher business acquisition costs of $126.4 million related to the acquisition of Bally’s Casino Tunica, Resorts Casino Tunica and two small acquisitions by Prairie State Gaming, partially offset by a $101.8 million decrease in loans to the Jamul Tribe and a $2.7 million increase in reimbursements of loans to the Jamul Tribe.

Net cash used in financing activities totaled $34.8 million and $65.9 million for the six months ended June 30, 2017 and 2016, respectively. The decrease in net cash used in financing activities of $31.1 million for the six months ended June 30, 2017, compared to the corresponding period in the prior year, was primarily due to higher proceeds from our long-term debt of $1,346.6 million, due to the refinancing of corporate debt, and higher proceeds of $82.6 million from GLPI for the financing acquisition, partially offset by higher principal payments on long-term debt of $1,365.3, due to the previously mentioned refinancing, increased payments on other long-term obligations of $21.3 million for the payoff of the corporate airplane loan, higher payments of $5.8 million relating to the repurchase of common stock, increased payments on our financing obligation with GLPI of $3.7 million and lower proceeds from the exercise of stock options of $0.9 million.

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

The following table summarizes our expected project capital expenditures by segment for the fiscal year ending December 31, 2017, and actual expenditures for six months ended months ended June 30, 2017 (excluding licensing fees and net of reimbursements). The table below should not be utilized to predict future expected project capital expenditures subsequent to 2017.

	Expected for Year	Expenditure for
	Ending December 31,	Six Months Ended	Balance to Expend
Property	2017	June 30, 2017	in 2017
	(in millions)

Northeast	$0.2	$0.2	$—
South/West	30.6	14.4	16.2
Midwest	5.9	2.6	3.3
Total	$36.7	$17.2	$19.5

Tropicana Las Vegas was acquired on August 25, 2015 for $360 million.  During 2016, we reconfigured the gaming floor with updated slot machines, altered game placements and refined, table game mix and integrated the property into our Marquee Rewards player loyalty program which enables our regional gaming customers to redeem their loyalty reward points at the facility.  During 2017, we have been making further enhancements to the facility with a focus on improving the food and beverage offerings.

During the six months ended June 30, 2017, we spent $25.7 million for maintenance capital expenditures, with $9.3 million at our Northeast segment, $6.1 million at our South/West segment, $9.1 million at our Midwest segment, and $1.2 million for other. The majority of the maintenance capital expenditures were for slot machines, slot machine equipment and food and beverage enhancements.

Cash generated from operations and cash available under the revolving credit facility portion of our senior secured credit facility funded our project and maintenance capital expenditures in 2017 to date.

Jamul Tribe

Loans to the Jamul Tribe, which totaled $84.2 million and $92.1 million at June 30, 2017 and December 31, 2016, are accounted for as a loan on the consolidated balance sheets and as such is not included in the capital expenditures table presented above.  At this time, we do not expect to record any management fees during 2017 from this facility.

Senior Secured Credit Facility

On January 19, 2017, the Company entered into a new senior secured credit facility. The new senior secured credit facility consists of a five year $700 million revolver, a five year $300 million Term Loan A facility, and a seven year $500 million Term Loan B facility (the “Amended Credit Facilities”). The Term Loan A facility was priced at LIBOR plus a spread (ranging from 3.00% to 1.25%) based on the Company’s consolidated total net leverage ratio as defined in the new senior secured credit facility. The Term Loan B facility was priced at LIBOR plus 2.50%, with a 0.75% LIBOR floor.  At June 30, 2017, the Company’s senior secured credit facility had a gross outstanding balance of $845.0 million, consisting of a $296.2 million Term Loan A facility, a $498.8 million Term Loan B facility, and $50.0 million outstanding on the revolving credit facility. Additionally, at June 30, 2017, the Company had conditional obligations under letters of credit issued pursuant to the senior secured credit facility with face amounts aggregating $22.1 million, resulting in $627.9 million of available borrowing capacity as of June 30, 2017 under the revolving credit facility. In connection with the repayment of the previous senior secured credit facility, the Company recorded $1.7 million in refinancing costs and a $2.3 million loss on the early extinguishment of debt for the six months ended June 30, 2017 related to the write-off of deferred debt issuance costs and the discount on the Term Loan B facility of the previous senior secured credit facility.

Redemption of 5.875% Senior Subordinated Notes

In the first quarter of 2017, the Company redeemed all of its $300 million 5.875% senior subordinated notes, which were due in 2021 (“5.875% Notes”). In connection with this redemption, the Company recorded a $21.1 million loss on the early extinguishment of debt for the six months ended June 30, 2017 related to the difference between the reacquisition price of the 5.875% Notes compared to its carrying value.

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

Master Lease Financing Obligation with GLPI

As discussed in Note 8 to the condensed consolidated financial statements, the Company makes significant payments to GLPI under the Master Lease.  As of June 30, 2017, the Company financed with GLPI real property assets associated with twenty of the Company’s gaming and related facilities used in the Company’s operations.

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

At June 30, 2017, the Company was in compliance with all required financial covenants.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The table below provides information at June 30, 2017 about our financial instruments that are sensitive to changes in interest rates. For debt obligations, the table presents notional amounts maturing during the period and the related weighted-average interest rates by maturity dates. Notional amounts are used to calculate the contractual payments to be exchanged by maturity date and the weighted-average interest rates are based on implied forward LIBOR rates at June 30, 2017.

	07/01/17 -	07/01/18 -	07/01/19 -	07/01/20 -	07/01/21 -			Fair Value
	06/30/18	06/30/19	06/30/20	06/30/21	06/30/22	Thereafter	Total	06/30/17
	(in thousands)
Long-term debt:
Fixed rate	$—	$—	$—	$—	$—	$400,000	$400,000	$406,000
Average interest rate						5.63%

Variable rate	$20,000	$21,875	$29,375	$35,000	$265,000	$473,750	$845,000	$847,494
Average interest rate (1)	4.64%	4.71%	4.74%	4.37%	4.43%	4.73%	—

(1)	Estimated rate, reflective of forward LIBOR plus the spread over LIBOR applicable to variable-rate borrowing.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Controls and Procedures

The Company’s management, under the supervision and with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of June 30, 2017, which is the end of the period covered by this Quarterly Report on Form 10-Q. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well-designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2017 to ensure that information required to be disclosed by the Company in reports we file or submit under the Exchange Act is (i) recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the United States Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to the Company’s management, including the Company’s principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

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

ITEM 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

On February 3, 2017, the Company announced a repurchase program pursuant to which the Board of Directors authorized the repurchase of up to $100 million of the Company’s common stock which can be executed over a two year period. The Company did not purchase any shares of common stock pursuant to the repurchase program from April 1, 2017 through June 30, 2017.

			Total Number of	Maximum Dollar
			Shares Purchased as	Value of Shares that
			Part of Publicly	May Yet Be
	Total Number of	Average Price Paid	Announced	Purchased Under
	Shares Purchased	per Share	Program	the Program

April 1, 2017 - April 30, 2017	—	—	N/A	$94,214,031
May 1, 2017 - May 31, 2017	—	—	N/A	$94,214,031
June 1, 2017 - June 30, 2017	—	—	N/A	$94,214,031

ITEM 3 — DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 — MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5 — OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

Exhibit	Description of Exhibit

10.1#

Executive Agreement dated June 21, 2017 between Penn National Gaming, Inc. and Jay A. Snowden (Incorporated by reference to exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 22, 2017).

10.2

Fourth Amendment to the Master Lease, dated as of May 1, 2017 by and between GLP Capital, L.P. and Penn Tenant LLC (Incorporated by reference to exhibit 10.6 to the Company’s Form 10-Q filed on May 3, 2017).

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

101*

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Balance Sheets at June 30, 2017 and December 31, 2016, (ii) the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2017 and 2016, (iii) the Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2017 and 2016, (iv) the Condensed Consolidated Statements of Changes in Shareholders’ Equity for the six months ended June 30, 2017 and 2016, (v) the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2017 and 2016 and (vi) the notes to the Condensed Consolidated Financial Statements, tagged as blocks of text.

#       Compensation plans and arrangements for executives and others.

*       Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PENN NATIONAL GAMING, INC.

August 4, 2017	By:	/s/ Timothy J. Wilmott
Timothy J. Wilmott
Chief Executive Officer

EXHIBIT INDEX

Exhibit	Description of Exhibit

10.1#

Executive Agreement dated June 21, 2017 between Penn National Gaming, Inc. and Jay A. Snowden (Incorporated by reference to exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 22, 2017).

10.2

Fourth Amendment to the Master Lease, dated as of May 1, 2017 by and between GLP Capital, L.P. and Penn Tenant LLC (Incorporated by reference to exhibit 10.6 to the Company’s Form 10-Q filed on May 3, 2017).

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

101*

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Balance Sheets at June 30, 2017 and December 31, 2016, (ii) the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2017 and 2016, (iii) the Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2017 and 2016, (iv) the Condensed Consolidated Statements of Changes in Shareholders’ Equity for the six months ended June 30, 2017 and 2016, (v) the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2017 and 2016 and (vi) the notes to the Condensed Consolidated Financial Statements, tagged as blocks of text.

#        Compensation plans and arrangements for executives and others.

*        Filed herewith.