Form 10-Q
period 2017-09-30
PENN NATIONAL GAMING INC
filed 2017-11-03
CIK 921738

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title	Outstanding as of October 27, 2017
Common Stock, par value $.01 per share	91,095,622 (includes 278,559 shares of restricted stock)

This document contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  These statements can be identified by the use of forward looking terminology such as “expects,” “believes,” “estimates,” “projects,” “intends,” “plans,” “seeks,” “may,” “will,” “should” or “anticipates” or the negative or other variations of these or similar words, or by discussions of future events, strategies or risks and uncertainties.  Specifically, forward-looking statements may include, among others, statements concerning: our expectations of future results of operations and financial condition;  expectations for our properties or our development projects; the timing, cost and expected impact of planned capital expenditures on our results of operations; our expectations with regard to the impact of competition; our expectations with regard to acquisitions and development opportunities, as well as the integration of any companies we have acquired or may acquire; the outcome and financial impact of the litigation in which we are or will be periodically involved; the actions of regulatory, legislative, executive or judicial decisions at the federal, state or local level with regard to our business and the impact of any such actions, including the recent changes to Pennsylvania gaming laws which permit additional gaming facilities in the state; our ability to maintain regulatory approvals for our existing businesses and to receive regulatory approvals for our new businesses; our expectations relative to margin improvement initiatives; our expectations regarding economic and consumer conditions; and our expectations for the continued availability and cost of capital.  As a result, actual results may vary materially from expectations.  Although the Company believes that its expectations are based on reasonable assumptions within the bounds of its knowledge of its business, there can be no assurance that actual results will not differ materially from our expectations.  Meaningful factors that could cause actual results to differ from expectations include, but are not limited to, risks related to the following: the assumptions included in our financial guidance; the ability of our operating teams to drive revenue ; the impact of significant competition from other gaming and entertainment operations; our ability to obtain timely regulatory approvals required to own, develop and/or operate our facilities, or other delays, approvals or impediments to completing our planned acquisitions or projects, construction factors, including delays, and increased costs; the passage of state, federal or local legislation (including referenda) that would expand, restrict, further tax, prevent or negatively impact operations in or adjacent to the jurisdictions in which we do or seek to do business (such as a smoking ban at any of our facilities or the award of additional gaming licenses proximate to our facilities ); the effects of local and national economic, credit, capital market, housing, and energy conditions on the economy in general and on the gaming and lodging industries in particular; the activities of our competitors and the rapid emergence of new competitors (traditional, internet, social, sweepstakes based and VGTs in bars and truck stops); increases in the effective rate of taxation for any of our operations or at the corporate level; our ability to identify attractive acquisition and development opportunities (especially in new business lines) and to agree to terms with, and maintain good relationships with partners/municipalities for such transactions; the costs and risks involved in the pursuit of such opportunities and our ability to complete the acquisition or development of, and achieve the expected returns from, such opportunities; the finite and unpredictable stream of revenue from management agreements, our ability to maintain market share in established markets and to continue to ramp up operations at our recently opened facilities; our  expectations for the continued availability and cost of capital; the impact of weather; changes in accounting standards; the risk of failing to maintain the integrity of our information technology infrastructure and safeguard our business, employee and customer data; factors which may cause the Company to curtail or suspend the share repurchase program; with respect to Hollywood Casino Jamul-San Diego, particular risks associated with the repayment, default or subordination of our loans to the Jamul Indian Village Development Corporation (“JIV”), the subordination of our management and intellectual property license fees (including the prohibition on payment of those fees during any default under JIV’s credit facilities), sovereign immunity, local opposition (including several pending lawsuits), access, and the impact of well-established regional competition on property performance; with respect to our Plainridge Park Casino in Massachusetts, the ultimate location and timing of the other gaming facilities in the state and the region; with respect to our social and other interactive gaming endeavors, including our acquisition of Rocket Speed, Inc., risks related to the social gaming industry, employee retention, cyber-security, data privacy, intellectual property and legal and regulatory challenges, as well as our ability to successfully develop innovative new games that attract and retain a significant number of players in order to grow our revenues and earnings; with respect to Illinois Gaming Investors, LLC, d/b/a Prairie State Gaming, risks relating to recent acquisitions of additional assets and the integration of such acquisitions, potential changes in the VGT laws, our ability to successfully compete in the VGT market, our ability to retain existing customers and secure new customers, risks relating to municipal authorization of VGT operations and the implementation and the ultimate success of the products and services being offered; with respect to our recent acquisitions in Tunica, risks related to the successful integration of such acquisitions and our ability to realize potential synergies or projected financial results from such acquisitions; and other factors as discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, subsequent Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, each as filed with the United States Securities and Exchange Commission.  The Company does not intend to update publicly any forward-looking statements except as required by law.

PENN NATIONAL GAMING, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Penn National Gaming, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

	September 30,	December 31,
	2017	2016
Assets
Current assets
Cash and cash equivalents	$264,907	$229,510
Receivables, net of allowance for doubtful accounts of $3,093 and $3,180 at September 30, 2017 and December 31, 2016, respectively	54,081	61,855
Prepaid expenses	54,965	59,707
Other current assets	28,375	48,193
Total current assets	402,328	399,265
Property and equipment, net	2,785,958	2,820,383
Other assets
Investment in and advances to unconsolidated affiliates	149,570	156,176
Goodwill	1,007,701	989,685
Other intangible assets, net	426,350	435,494
Deferred income taxes	635,864	—
Loans to the Jamul Tribe, net of reserves of $11,926 at September 30, 2017 and $0 at December 31, 2016	75,478	91,401
Other assets	86,152	82,080
Total other assets	2,381,115	1,754,836
Total assets	$5,569,401	$4,974,484

Liabilities
Current liabilities
Current portion of financing obligation to GLPI	$62,783	$56,595
Current maturities of long-term debt	36,235	85,595
Accounts payable	24,104	35,091
Accrued expenses	110,725	101,906
Accrued interest	5,856	6,345
Accrued salaries and wages	94,158	92,238
Gaming, pari-mutuel, property, and other taxes	72,187	60,384
Insurance financing	—	2,636
Other current liabilities	86,155	95,526
Total current liabilities	492,203	536,316

Long-term liabilities
Long-term financing obligation to GLPI, net of current portion	3,490,476	3,457,485
Long-term debt, net of current maturities and debt issuance costs	1,282,456	1,329,939
Deferred income taxes	—	126,924
Noncurrent tax liabilities	28,995	26,791
Other noncurrent liabilities	15,259	40,349
Total long-term liabilities	4,817,186	4,981,488

Shareholders' equity (deficit)
Series B Preferred stock ($.01 par value, 1,000,000 shares authorized, no shares issued and outstanding at September 30, 2017 and December 31, 2016)	—	—
Series C Preferred stock ($.01 par value, 18,500 shares authorized, no shares issued and outstanding at September 30, 2017 and December 31, 2016)	—	—
Common stock ($.01 par value, 200,000,000 shares authorized, 93,053,901 and 93,289,701 shares issued, and 90,886,508 and 91,122,308 shares outstanding at September 30, 2017 and December 31, 2016, respectively)	929	932
Treasury stock, at cost (2,167,393 shares held at September 30, 2017 and December 31, 2016)	(28,414)	(28,414)
Additional paid-in capital	1,002,440	1,014,119
Retained deficit	(713,758)	(1,525,281)
Accumulated other comprehensive loss	(1,185)	(4,676)
Total shareholders' equity (deficit)	260,012	(543,320)
Total liabilities and shareholders' equity (deficit)	$5,569,401	$4,974,484

See accompanying notes to the condensed consolidated financial statements.

Penn National Gaming, Inc. and Subsidiaries

Condensed Consolidated Statements of Income

(in thousands, except per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016

Revenues
Gaming	$691,028	$654,591	$2,033,263	$1,974,618
Food, beverage, hotel and other	153,833	147,554	453,722	429,792
Management service and licensing fees	3,550	3,130	8,809	8,567
Reimbursable management costs	6,679	5,965	19,824	8,820
Revenues	855,090	811,240	2,515,618	2,421,797
Less promotional allowances	(48,843)	(45,643)	(136,684)	(130,327)
Net revenues	806,247	765,597	2,378,934	2,291,470

Operating expenses
Gaming	350,847	336,669	1,028,056	1,011,187
Food, beverage, hotel and other	107,057	102,110	313,363	302,062
General and administrative	107,201	114,376	363,112	340,854
Reimbursable management costs	6,679	5,965	19,824	8,820
Depreciation and amortization	66,483	67,903	205,688	200,105
Impairment losses	24,317	—	29,952	—
Insurance recoveries	—	(726)	—	(726)
Total operating expenses	662,584	626,297	1,959,995	1,862,302
Income from operations	143,663	139,300	418,939	429,168

Other income (expenses)
Interest expense	(118,236)	(114,349)	(350,000)	(345,548)
Interest income	304	8,202	3,185	20,039
Income from unconsolidated affiliates	4,781	3,505	14,350	11,662
Loss on early extinguishment of debt	—	—	(23,390)	—
Other	(236)	404	(2,202)	(1,978)
Total other expenses	(113,387)	(102,238)	(358,057)	(315,825)

Income from operations before income taxes	30,276	37,062	60,882	113,343
Income tax (benefit) provision	(759,064)	(9,473)	(750,641)	9,065
Net income	$789,340	$46,535	$811,523	$104,278

Earnings per common share:
Basic earnings per common share	$8.68	$0.52	$8.93	$1.16
Diluted earnings per common share	$8.43	$0.51	$8.74	$1.14

See accompanying notes to the condensed consolidated financial statements.

Penn National Gaming, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income

(in thousands) (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net income	$789,340	$46,535	$811,523	$104,278
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment during the period	1,836	(212)	3,491	1,060
Other comprehensive income (loss)	1,836	(212)	3,491	1,060
Comprehensive income	$791,176	$46,323	$815,014	$105,338

See accompanying notes to the condensed consolidated financial statements.

Penn National Gaming, Inc. and Subsidiaries

Condensed Consolidated Statements of Changes in Shareholders’ (Deficit) Equity

(in thousands, except share data) (unaudited)

								Accumulated
						Additional		Other	Total
	Preferred Stock		Common Stock		Treasury	Paid-In	Retained	Comprehensive	Shareholders’
	Shares	Amount	Shares	Amount	Stock	Capital	(Deficit)	(Loss)	(Deficit) Equity
Balance, December 31, 2015	8,624	$—	80,889,275	$830	$(28,414)	$988,686	$(1,634,591)	$(4,554)	$(678,043)
Share-based compensation arrangements, net of tax benefits of $8,510	—	—	859,560	8	—	18,835	—	—	18,843
Foreign currency translation adjustment	—	—	—	—	—	—	—	1,060	1,060
Conversion of preferred stock	(1,693)	—	1,693,000	17	—	(17)	—	—	—
Net income	—	—	—	—	—	—	104,278	—	104,278
Balance, September 30, 2016	6,931	$—	83,441,835	$855	$(28,414)	$1,007,504	$(1,530,313)	$(3,494)	$(553,862)

Balance, December 31, 2016	—	$—	91,122,308	$932	$(28,414)	$1,014,119	$(1,525,281)	$(4,676)	$(543,320)
Share repurchases	—	—	(1,264,149)	(13)	—	(24,783)	—	—	(24,796)
Share-based compensation arrangements	—	—	1,028,349	10	—	13,104	—	—	13,114
Foreign currency translation adjustment	—	—	—	—	—	—	—	3,491	3,491
Net income	—	—	—	—	—	—	811,523	—	811,523
Balance, September 30, 2017	—	$—	90,886,508	$929	$(28,414)	$1,002,440	$(713,758)	$(1,185)	$260,012

See accompanying notes to the condensed consolidated financial statements.

Penn National Gaming, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(in thousands) (unaudited)

Nine Months Ended September 30,	2017	2016

Operating activities
Net income	$811,523	$104,278
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	205,688	200,105
Amortization of items charged to interest expense and interest income	5,333	5,523
Change in fair values of contingent purchase price	(16,794)	(1,111)
Loss/(gain) on sale of property and equipment and assets held for sale	103	(3,440)
Income from unconsolidated affiliates	(14,350)	(11,662)
Distributions from unconsolidated affiliates	21,200	21,500
Deferred income taxes	(762,788)	2,059
Charge for stock-based compensation	5,827	4,554
Impairment losses on Loans to the Jamul Tribe and Goodwill	29,952	—
Write off of debt issuance costs and discounts	5,377	—
Decrease (increase), net of businesses acquired
Accounts receivable	2,334	5,305
Prepaid expenses and other current assets	(6,632)	(4,231)
Other assets	1,316	(1,157)
(Decrease) increase, net of businesses acquired
Accounts payable	(1,753)	(8,492)
Accrued expenses	7,270	(2,489)
Accrued interest	(489)	1,611
Accrued salaries and wages	(1,311)	(18,262)
Gaming, pari-mutuel, property and other taxes	11,433	5,499
Income taxes	6,818	31,221
Other current and noncurrent liabilities	27,272	(10,780)
Net cash provided by operating activities	337,329	320,031
Investing activities
Project capital expenditures	(23,611)	(14,482)
Maintenance capital expenditures	(46,631)	(51,431)
Proceeds for insurance claim	577	—
Loans to the Jamul Tribe	(739)	(167,863)
Principal and interest receipts applied against Loans to the Jamul Tribe	5,472	—
Proceeds from sale of property and equipment and assets held for sale	762	13,212
Investment in joint ventures	(250)	—
Consideration paid for acquisitions of businesses and other property and equipment, net of cash acquired	(128,032)	(56,748)
Net cash used in investing activities	(192,452)	(277,312)
Financing activities
Proceeds from exercise of options	7,230	5,654
Repurchase of common stock	(24,796)	—
Principal payments on financing obligation with GLPI	(43,421)	(37,920)
Proceeds from issuance of long-term debt, net of issuance costs	1,418,797	74,170
Increase to financing obligation in connection with acquisition	82,600	—
Principal payments on long-term debt	(1,492,490)	(102,234)
Payments of other long-term obligations	(35,227)	(13,387)
Payments of contingent purchase price	(19,537)	(1,793)
Proceeds from insurance financing	8,768	9,614
Payments on insurance financing	(11,404)	(12,064)
Net cash used in financing activities	(109,480)	(77,960)
Net increase (decrease) in cash and cash equivalents	35,397	(35,241)
Cash and cash equivalents at beginning of year	229,510	237,009
Cash and cash equivalents at end of period	$264,907	$201,768

Supplemental disclosure
Interest expense paid, net of amounts capitalized	$345,460	$339,211
Income tax refunds received	$(21,452)	$(11,720)

Non-cash investing activities
Accrued capital expenditures	$2,493	$4,846
Accrued advances to Jamul Tribe	$1,329	$34,978

Non-cash transactions:  In conjunction with the purchase of Rocket Speed on August 1, 2016, the Company increased its acquired assets and other current and noncurrent liabilities by $34.4 million for the fair value of the contingent purchase price consideration at the time of acquisition.  The remaining portion of the purchase price was paid in cash.

See accompanying notes to the condensed consolidated financial statements.

Penn National Gaming, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

1.  Organization and Basis of Presentation

Penn National Gaming, Inc. (“Penn”) and together with its subsidiaries (collectively, the “Company”, “we”, “our”, or “us”) is a diversified, multi-jurisdictional owner and manager of gaming and racing facilities and video gaming terminal operations with a focus on slot machine entertainment. We have also expanded into social online gaming offerings via our Penn Interactive Ventures, LLC (“Penn Interactive Ventures”) division and our acquisition of Rocket Speed, Inc. (“Rocket Speed”) and into retail gaming with our Prairie State Gaming subsidiary.  On May 1, 2017, we completed our acquisition of 1st Jackpot Casino Tunica (formerly known as Bally’s Casino Tunica, (“1st Jackpot”)) and Resorts Casino Tunica (“Resorts”).  In the first half of 2017, our subsidiary, Prairie State Gaming acquired the assets of two smaller video gaming terminal operators in Illinois.  As of September 30, 2017, the Company owned, managed, or had ownership interests in twenty-nine facilities in the following seventeen jurisdictions: California, Florida, Illinois, Indiana, Kansas, Maine, Massachusetts, Mississippi, Missouri, Nevada, New Jersey, New Mexico, Ohio, Pennsylvania, Texas, West Virginia and Ontario, Canada.

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

Operating results for the three and nine months ended September 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017. The notes to the consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2016 should be read in conjunction with these condensed consolidated financial statements.  The December 31, 2016 financial information has been derived from the Company’s audited consolidated financial statements.

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

The Company records revenues generated from its management service contract and licensing contract with an affiliate of the Jamul Indian Village of California (the “Jamul Tribe”) in accordance with ASC 605-25 “Multiple Element Arrangements.”  The fair value of each arrangement element is based on the separate standalone selling price determined by either vendor-specific objective evidence (“VSOE”), if available, or third-party evidence ("TPE") if VSOE is not available.  We concluded revenues generated with respect to each element contained within the arrangement is representative of the separate standalone selling price which is reflective of fair value.

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

The amounts included in promotional allowances for the three and nine months ended September 30, 2017 and 2016 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in thousands)
Rooms	$11,076	$10,257	$30,570	$29,477
Food and beverage	35,293	32,977	99,245	94,295
Other	2,474	2,409	6,869	6,555
Total promotional allowances	$48,843	$45,643	$136,684	$130,327

The estimated cost of providing such complimentary services for the three and nine months ended September 30, 2017 and 2016 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in thousands)
Rooms	$1,528	$1,419	$4,264	$3,954
Food and beverage	13,691	12,488	38,312	36,212
Other	805	909	2,605	2,563
Total cost of complimentary services	$16,024	$14,816	$45,181	$42,729

Gaming and Racing Taxes

The Company is subject to gaming and pari-mutuel taxes based on gross gaming revenue and pari-mutuel revenue in the jurisdictions in which it operates. The Company primarily recognizes gaming and pari-mutuel tax expense based on the statutorily required percentage of revenue that is required to be paid to state and local jurisdictions in the states where or in which wagering occurs. In certain states in which the Company operates, gaming taxes are based on graduated rates. The Company records gaming tax expense at the Company’s estimated effective gaming tax rate for the year, considering estimated taxable gaming revenue and the applicable rates. Such estimates are adjusted each interim period. If gaming tax rates change during the year, such changes are applied prospectively in the determination of gaming tax expense in future interim periods. For the three and nine months ended September 30, 2017, these expenses, which are recorded primarily within gaming expense in the condensed consolidated statements of income, were $252.9 million and $751.8 million, as compared to $245.0 million and $739.5 million for the three and nine months ended September 30, 2016.

Long-term asset related to the Jamul Tribe

The Company is accounting for its term loan C and related $30 million delayed draw and completion guarantee commitments with the Jamul Tribe as loans (the “Loan”) in accordance with ASC 310, “Receivables.”  The Loan represents advances made by the Company to the Jamul Tribe for the development and construction of Hollywood Casino Jamul-San Diego for the Jamul Tribe on reservation land.  As such, the Jamul Tribe owns the casino and its related assets and liabilities. Repayment of the Loan is primarily predicated on cash flows from the operations of the facility.

Although Hollywood Casino Jamul San-Diego opened to strong business and earnings volumes in October 2016, which met our expectations, results began to soften earlier and with a steeper drop-off than anticipated.  As a result, we concluded the Loan was impaired at December 31, 2016.  A loan is considered impaired when, based on current information, events and projections, it is probable that the Company will be unable to collect the scheduled payments of principal and/or interest when contractually due under the terms of the loan agreement.  The fair value of the Loan is not observable, nor secured by any significant levels of collateral.  Therefore, the Loan is not measured using a practical expedient (observable market rate of interest or fair value of collateral) under ASC 310-10.  As such, an impairment charge is being recorded to the extent the present value of expected future cash flows discounted at the loan’s effective interest rate exceeds the carrying amount of the loan.  The Company records interest income on a cash basis to the extent a reserve is not required for the impaired loan.

At June 30, 2017, the Jamul Tribe was effectively in breach of a financial covenant requirement with respect to debt to earnings ratios.  At September 30, 2017, the Jamul Tribe is in active negotiations with its lenders to modify certain terms of its loan agreements including the elimination of its June 30, 2017 financial covenant requirement.  We anticipate that we will grant certain concessions on our Loan in connection with the negotiations.  We also anticipate our Loan will be fully subordinated to the other lenders that have extended credit to the Jamul Tribe.

The Company performed a comprehensive analysis of the future cash flows that we will receive on the Loan based upon our best estimates of the operations of the facility and the concessions we will grant to the Jamul Tribe.  The expected cash flows to be received by the Company on the Loan were then discounted at the Loan’s effective interest rate in accordance with ASC 310 which was less than its carrying value at September 30, 2017.  Therefore, the Company recorded a charge of $6.3 million and $11.9 million in the condensed consolidated statements of income for the three and nine months ended September 30, 2017.  If the concessions granted on our Loan are more severe than anticipated or if the Jamul Tribe and its lenders are not able to reach an agreement, additional charges may be required, which could be material to the Company’s condensed consolidated statements of income.  The unpaid principal balance of the Loan at September 30, 2017 and December 31, 2016 was $98.2 million and $98.0 million, respectively.  The carrying value of the Loan totaled $75.5 million and $92.1 million at September 30, 2017 and December 31, 2016, respectively.

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

As of September 30, 2017, there were no outstanding shares of Series C Preferred Stock. At September 30, 2016, the Company had outstanding 6,931 shares of Series C Convertible Preferred Stock. The Company determined that the preferred stock qualified as a participating security as defined in ASC 260 since these securities participate in dividends with the Company’s common stock. In accordance with ASC 260, a company is required to use the two-class method for computing EPS when a company has a security that qualifies as a “participating security.” The two-class method is an earnings allocation formula that determines EPS for each class of common stock and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings. A participating security is included in the computation of basic EPS using the two-class method. Under the two-class method, basic EPS for the Company’s common stock is computed by dividing net income applicable to common stock by the weighted-average common shares outstanding during the period. Diluted EPS for the Company’s common stock is computed using the more dilutive of the two-class method or the if-converted method.

The following table sets forth the allocation of net income for the three and nine months ended September 30, 2017 and 2016 under the two-class method:

	Three Months Ended September 30,	Three Months Ended September 30,	Nine Months Ended September 30,	Nine Months Ended September 30,
	2017	2016	2017	2016
	(in thousands)		(in thousands)

Net income	$789,340	$46,535	$811,523	$104,278
Net income applicable to preferred stock	—	3,658	—	9,268
Net income applicable to common stock	$789,340	$42,877	$811,523	$95,010

The following table reconciles the weighted-average common shares outstanding used in the calculation of basic EPS to the weighted-average common shares outstanding used in the calculation of diluted EPS for the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended September 30,	Three Months Ended September 30,	Nine Months Ended September 30,	Nine Months Ended September 30,
	2017	2016	2017	2016
	(in thousands)		(in thousands)
Determination of shares:
Weighted-average common shares outstanding	90,913	83,065	90,865	81,917
Assumed conversion of dilutive employee stock-based awards	2,582	1,233	1,957	1,381
Assumed conversion of restricted stock	94	38	81	41
Diluted weighted-average common shares outstanding before participating security	93,589	84,336	92,903	83,339
Assumed conversion of preferred stock	—	7,086	—	7,991
Diluted weighted-average common shares outstanding	93,589	91,422	92,903	91,330

Options to purchase 36,934 and 87,160 shares and 3,155,496 and 2,990,243 shares were outstanding during the three and nine months ended September 30, 2017 and 2016, respectively, but were not included in the computation of diluted EPS because they were antidilutive.

The following table presents the calculation of basic and diluted EPS for the Company’s common stock for the three and nine months ended September 30, 2017 and 2016 (in thousands, except per share data):

	Three Months Ended September 30,	Three Months Ended September 30,	Nine Months Ended September 30,	Nine Months Ended September 30,
	2017	2016	2017	2016
Calculation of basic EPS:
Net income applicable to common stock	$789,340	$42,877	$811,523	$95,010
Weighted-average common shares outstanding	90,913	83,065	90,865	81,917
Basic EPS	$8.68	$0.52	$8.93	$1.16

Calculation of diluted EPS using two-class method:
Net income applicable to common stock	$789,340	$42,877	$811,523	$95,010
Diluted weighted-average common shares outstanding before participating security	93,589	84,336	92,903	83,339
Diluted EPS	$8.43	$0.51	$8.74	$1.14

Stock-Based Compensation

The Company accounts for stock compensation under ASC 718, “Compensation-Stock Compensation,” which requires the Company to expense the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. This expense is recognized ratably over the requisite service period following the date of grant.

The fair value for stock options is estimated at the date of grant using the Black-Scholes option-pricing model, which requires management to make certain assumptions. The risk-free interest rate was based on the U.S. Treasury spot rate with a term equal to the expected life assumed at the date of grant. Expected volatility was estimated based on the historical volatility of the Company’s stock price over a period of 5.30 years, in order to match the expected life of the options at the grant date. Historically, at the grant date, there has been no expected dividend yield assumption since the Company has not paid any cash dividends on its common stock since its initial public offering in May 1994 and since the Company intends to retain all of its earnings to finance the development of its business for the foreseeable future. The weighted-average expected life was based on the contractual term of the stock option and expected employee exercise dates, which was based on the historical and expected exercise behavior of the Company’s employees.  The Company granted 1,486,790 and 1,573,651 stock options during the nine months ended September 30, 2017 and 2016, respectively.

Stock-based compensation expense for the three and nine months ended September 30, 2017 was $1.9 million and $5.8 million as compared to $1.5 million and $4.6 million for the three and nine months ended September 30, 2016, and is included within the condensed consolidated statements of income under general and administrative expense.

The Company’s cash-settled phantom stock unit awards (“PSUs”), which vest over a period of three to four years, entitle employees and directors to receive cash based on the fair value of the Company’s common stock on the vesting date.  The PSUs are accounted for as liability awards and are re-measured at fair value each reporting period until they become vested with compensation expense being recognized over the requisite service period in accordance with ASC 718-30, “Compensation—Stock Compensation, Awards Classified as Liabilities.” The Company had a liability, which is included in accrued salaries and wages within the condensed consolidated balance sheets, associated with its PSUs of $4.0 million and $5.6 million at September 30, 2017 and December 31, 2016, respectively. For PSUs held by Penn employees, there was $5.2 million of total unrecognized compensation cost at September 30, 2017 that will be recognized over the grants remaining weighted average vesting period of 2.44 years. For the three and nine months ended September 30, 2017, the Company recognized $0.8 million and $9.7 million of compensation expense associated with these awards, as compared to $2.1 million and $5.7 million for the three and nine months ended September 30, 2016.  The changes are primarily due to the increase in Penn’s stock price year-over-year. Amounts paid by the

Company for the three and nine months ended September 30, 2017 on these cash-settled awards totaled $8.2 million and $11.8 million as compared to $5.4 million and $9.9 million for the three and nine months ended September 30, 2016.

For the Company’s stock appreciation rights (“SARs”), the fair value of the SARs is calculated during each reporting period and estimated using the Black-Scholes option pricing model based on the various inputs discussed below. The Company’s SARs, which vest over a period of four years, are accounted for as liability awards since they will be settled in cash. The Company had a liability, which is included in accrued salaries and wages within the condensed consolidated balance sheets, associated with its SARs of $15.1 million and $7.3 million at September 30, 2017 and December 31, 2016, respectively. For SARs held by Penn employees, there was $12.5 million of total unrecognized compensation cost at September 30, 2017 that will be recognized over the awards remaining weighted average vesting period of 2.65 years. For the three and nine months ended September 30, 2017, the Company recognized compensation expense of $3.1 million and $11.7 million associated with these awards, as compared to $0.4 million and $1.8 million for the three and nine months ended September 30, 2016. The changes are primarily due to the increase in Penn’s stock price year-over-year.  Amounts paid by the Company for the three and nine months ended September 30, 2017 on these cash-settled awards totaled $1.8 million and $4.4 million as compared to $1.0 million and $2.5 million for the three and nine months ended September 30, 2016.

The following are the weighted-average assumptions used in the Black-Scholes option-pricing model for stock option awards granted during the September 30, 2017 and 2016, respectively:

Nine months ended September 30,	2017	2016
Risk-free interest rate	1.97%	1.20%
Expected volatility	30.67%	31.23%
Dividend yield	—	—
Weighted-average expected life (years)	5.30	5.40

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

The South/West reportable segment consists of the following properties: Zia Park Casino, Hollywood Casino Tunica, Hollywood Casino Gulf Coast, Boomtown Biloxi, M Resort, Tropicana Las Vegas, 1st Jackpot and Resorts, which were acquired on May 1, 2017, as well as our management contract with Hollywood Casino Jamul-San Diego, which opened on October 10, 2016.

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

The Other category consists of the Company’s standalone racing operations, namely Rosecroft Raceway, which was sold on July 31, 2016, Sanford-Orlando Kennel Club, and the Company’s joint venture interests in Sam Houston Race Park, Valley Race Park, and Freehold Raceway. If the Company is successful in obtaining gaming operations at these locations, they would be assigned to one of the Company’s regional executives and reported in their respective reportable segment. The Other category also includes the Company’s corporate overhead operations, which does not meet the definition of an operating segment under ASC 280. Additionally, the Other category includes Penn Interactive Ventures, the Company’s wholly-owned subsidiary that represents its social online gaming initiatives, including Rocket Speed. Penn Interactive Ventures meets the definition of an operating segment under ASC 280, but is quantitatively not significant to the Company’s operations as it represents less than 2% of net revenues and 5% of income from operations for the nine months ended September 30, 2017, and its total assets represent less than 2% of the Company’s total assets at September 30, 2017.

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

See Note 11 for further information with respect to the Company’s segments.

Other Comprehensive Income

The Company accounts for comprehensive income in accordance with ASC 220, “Comprehensive Income,” which establishes standards for the reporting and presentation of comprehensive income in the condensed consolidated financial statements. The Company presents comprehensive income in two separate but consecutive statements. For the three and nine months ended September 30, 2017 and 2016, the only component of accumulated other comprehensive income was foreign currency translation adjustments.

3. New Accounting Pronouncements

Accounting Pronouncements Implemented in 2017

In January 2017, the FASB issued ASU No. 2017-04 “Intangibles – Goodwill and Other (Topic 350):  Simplifying the Test for Goodwill Impairment.”  This new guidance removed step two of the goodwill impairment test and specifies that an entity will recognize an impairment loss for the amount by which a reporting unit’s carrying amount exceeds its fair value.  The Company has elected to early adopt this change in accounting principle effective July 1, 2017, in order to simplify the computation of goodwill impairments.  The new standard has been applied to an interim period goodwill impairment test completed as of September 30, 2017.  See Note 6 “Goodwill Impairment” for the disclosure of our impairment analysis.

In March 2016, the FASB issued ASU No. 2016-09, “Compensation - Stock Compensation (Topic 718) – Improvements to Employee Share-Based Payment Accounting.”  The amendments are intended to improve the accounting for employee share-based payments and affect all organizations that issue share-based payment awards to their employees.  Several aspects of the accounting for share-based payment award transactions are simplified, including: (a) income tax consequences; (b) classification of awards as either equity or liabilities; and (c) classification on the statement of cash flows.  The Company adopted this change in accounting principle effective January 1, 2017.  As a result of adopting the change to accounting for income taxes, for the nine months ended September 30, 2017, the Company recognized an income tax benefit of $4.3 million related to excess tax deductions that would have previously been recognized as additional paid in capital within Shareholders (Deficit)/Equity.  The Company did not record a cumulative effect adjustment to Retained Earnings due to having a full valuation allowance against all deferred tax assets at January 1, 2017.  Deferred tax assets and the valuation allowance increased by $16.4 million at January 1, 2017 for the tax effect previously unrecognized for excess tax deductions.  The Company has elected to present the change in classification of excess /(deficient) tax deductions from a financing activity to an operating activity within its condensed consolidated statement of cash flows on a retrospective basis.  The impact to the comparative period ended September 30, 2016 was an increase to net cash provided by operating activities and an increase in cash used in financing activities of $8.5 million, respectively.  The Company has also made an accounting policy election to account for forfeitures when they occur which had no cumulative effect to retained earnings.  Finally, effective January 1, 2017, the Company adopted the change related to diluted EPS on a prospective basis such that the net benefit/ (deficiency) attributable to taxes is no longer included in the computation of assumed proceeds.

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

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606),” which impacts virtually all aspects of an entity’s revenue recognition. The core principle of Topic 606 is that revenue should be recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In July 2015, the FASB deferred the effective date of the standard by one year which results in the new standard being effective for the Company at the beginning of its first quarter of fiscal year 2018. In addition, during March, April and May 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net), ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing and ASU 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients, respectively, which clarified the guidance on certain items such as reporting revenue as a principal versus agent, identifying performance obligations, accounting for intellectual property licenses, assessing collectability and presentation of sales taxes. Management has not yet completed its assessment of the impact of the new standard on the Company’s consolidated financial statements.  Nevertheless, the following areas that are expected to result in changes to our accounting are:

(1)

The new standard will change the accounting for loyalty points which are earned by our customers. The Company’s Marquee Rewards program allows members to utilize their rewards membership card to earn promotional points that are redeemable for slot play and complimentaries. The accumulated points can be redeemed for food and beverages at our restaurants, and products offered at our retail stores across the vast majority of the Company’s casino properties. The estimated liability for unredeemed points is currently accrued based on expected redemption rates and the estimated costs of the services or merchandise to be provided.  Under the new standard, we will need to defer the full retail value of the complimentaries until the future revenue transaction occurs.  Although the exact amount of the increase to our point liabilities has not yet been determined, we do not anticipate it will have a significant impact on our earnings.

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

Additionally, at this time, we expect to adopt Topic 606 using the modified retrospective method on January 1, 2018.  The Company is continuing to evaluate the new guidance both internally and through following the industry working group.

4.  Property and Equipment

Property and equipment, net, consists of the following:

	September 30,	December 31,
	2017	2016
	(in thousands)

Property and equipment - non-master lease
Land and improvements	$294,693	$294,590
Building and improvements	425,462	404,158
Furniture, fixtures and equipment	1,381,991	1,355,615
Leasehold improvements	124,947	118,940
Construction in progress	17,876	16,375
	2,244,969	2,189,678
Less Accumulated depreciation	(1,327,812)	(1,224,596)
	917,157	965,082
Property and equipment - master lease
Land and improvements	424,720	382,246
Building and improvements	2,258,577	2,219,018
	2,683,297	2,601,264
Less accumulated depreciation	(814,496)	(745,963)
	1,868,801	1,855,301
Property and equipment, net	$2,785,958	$2,820,383

Property and equipment, net decreased by $34.4 million for the nine months ended September 30, 2017 primarily due to depreciation expense, which is partially offset by maintenance capital expenditures, the acquisition on May 1, 2017 of 1st Jackpot and Resorts as well as improvements at Tropicana Las Vegas and Hollywood Casino St. Louis.

Depreciation expense, for property and equipment including assets under capital leases, totaled $62.1 million and $190.8 million and $65.5 million and $196.8 million for the three and nine months ended September 30, 2017 and 2016, respectively, of which $23.4 million and $69.1 million and $22.7 million and $68.4 million related to assets under the Master Lease, respectively. Interest capitalized in connection with major construction projects was $0.2 million for the nine months ended September 30, 2017. No interest was capitalized in connection with major construction projects for the nine months ended September 30, 2016.

5. Acquisitions

1st Jackpot and Resorts

On May 1, 2017, the Company acquired RIH Acquisitions MS I, LLC and RIH Acquisitions MS II, LLC, the holding companies for the gaming operations of 1st Jackpot and Resorts, in Tunica, Mississippi, for total cash consideration of $47.0 million. The Company is operating both of these casino properties and it leases the underlying real estate associated with these two businesses from GLPI with a total initial annual payment of $9.0 million subject to the provisions included in the terms of the Master Lease.  The underlying real estate leased from GLPI has been accounted for as a financing obligation, which is included in the total consideration for the transaction and has increased the Company’s Master Lease financing obligation by $82.6 million, which represents the purchase price GLPI paid for the underlying real estate assets.

The preliminary purchase price allocation has resulted in $35.5 million of goodwill which is deductible for tax purposes.  Property and equipment under the Master Lease is comprised of buildings and improvements and land rights that are amortized on a straight-line basis over thirty-one years.  This time period represents the remaining life of the Master Lease with GLPI, including renewal options that are reasonably assured of being exercised.  Additionally, prior to the acquisition date, the Company incurred transaction costs of $0.2 million and $0.9 million, which were reported in general and administrative expenses for the three and nine months ended September 30, 2017, respectively.  This acquisition was not material to the Company’s consolidated financial statements.

May 1, 2017

Cash	$ 6,725
Other current assets	2,735
Property and equipment - non-master lease	8,368
Property and equipment - master lease	82,603
Goodwill	35,534
Other intangible assets	851
Total Assets	$ 136,816

Current portion of financing obligation	$ 1,968
Accrued expenses	2,536
Accrued salaries and wages	3,256
Other current liabilities	1,448
Long-term financing obligation	80,635
Total liabilities	$ 89,843
Cash paid	46,973
Total consideration transferred	$ 136,816

6. Goodwill Impairment

The Company’s goodwill was tested for impairment during the third quarter (before the next annual impairment test date of October 1, 2017) due to a significant deferred tax valuation allowance reversal which resulted in an increase to the carrying amounts of some of its reporting units, and, as such, was determined to be a triggering event.  In accordance with ASC 805 “Business Combinations”, the Company’s allocation of the purchase price for Tropicana Las Vegas, which was acquired in August 2015, included a significant amount of net operating losses (“NOL’s”).  The Company did not record deferred tax assets (“DTA”) of approximately $68 million at the acquisition date due to the recognition of a full valuation allowance resulting from a three year cumulative pretax loss position.  The Company’s purchase price allocation resulted in goodwill of $14.8 million being created which would not have been recorded if we had been able to recognize a deferred tax asset.  As of September 30, 2017, Tropicana Las Vegas failed the quantitative goodwill impairment test as we determined its fair value was less than its carrying value.  As a result, the Company determined that the goodwill for the Tropicana Las Vegas reporting unit was fully impaired and recorded an impairment charge of $14.8 million within our South/West segment.  Additionally, the Company’s Sanford Orlando Kennel Club reporting unit within our Other category failed the quantitative goodwill impairment test as of September 30, 2017, and, as such, a partial impairment charge of $3.2 million was recorded. The fair value for both of these reporting units was estimated using an income approach based on the expected present value of future cash flows.

Hollywood Casino at Charles Town Races and Hollywood Casino at Penn National Race Course both within the Company’s Northeast segment and Argosy Casino Alton within the Company’s Midwest segment have a negative carrying amount under the equity premise with allocated goodwill of $1.4 million, $1.5 million and $9.9 million, respectively.  All three of these reporting units generate significant earnings and as such we do not believe impairment charges are required.

A reconciliation of goodwill and accumulated goodwill impairment losses is as follows (in thousands):

Balance at December 31, 2016:
Goodwill	$2,253,250
Accumulated goodwill impairment losses	(1,263,565)
Goodwill, net	$989,685
Goodwill acquired	36,202
Goodwill impairment losses	(18,026)
Other	(160)
Balance at September 30, 2017:
Goodwill	$2,289,292
Accumulated goodwill impairment losses	(1,281,591)
Goodwill, net	$1,007,701

7.  Intangible Assets

Indefinite‑life intangible assets consist primarily of gaming licenses. The table below presents the gross carrying value, accumulated amortization, and net book value of each major class of other intangible assets at September 30, 2017 and December 31, 2016:

	September 30, 2017			December 31, 2016
	(in thousands)
	Gross			Gross
	Carrying	Accumulated	Net Book	Carrying	Accumulated	Net Book
	Value	Amortization	Value	Value	Amortization	Value
Indefinite-life intangible assets	$375,405	$—	$375,405	$375,405	$—	$375,405
Other intangible assets	131,197	80,252	50,945	125,584	65,495	60,089
Total	$506,602	$80,252	$426,350	$500,989	$65,495	$435,494

Total other intangible assets decreased by $9.1 million for the nine months ended September 30, 2017 primarily due to amortization expense of $14.8 million for the nine months ended September 30, 2017, partially offset by $3.7 million and $0.9 million of definite-lived other intangible assets related to customer intangibles from our acquisitions of Illinois video gaming terminal operators and 1st Jackpot and Resorts, respectively, in 2017.  Other intangible assets have a weighted average remaining amortization period of approximately 5 years.

The Company’s intangible asset amortization expense was $4.3 million and $14.8 million, for the three and nine months ended September 30, 2017, respectively, as compared to $2.3 million and $3.3 million for the three and nine months ended September 30, 2016, respectively.  The increase is primarily due to the intangible assets recognized with our acquisition of Rocket Speed on August 1, 2016.

The following table presents expected intangible asset amortization expense based on existing intangible assets as of September 30, 2017 (in thousands):

Remaining 2017	$3,963
2018	12,992
2019	8,530
2020	5,920
2021	3,706
Thereafter	15,834
Total	$50,945

8.  Long-term Debt

Long-term debt, net of current maturities, is as follows:

	September 30,	December 31,
	2017	2016
	(in thousands)

Senior secured credit facility	$830,000	$976,845
$300 million 5.875 % senior subordinated notes due November 1, 2021	—	300,000
$400 million 5.625 % senior unsecured notes due January 15, 2027	400,000	—
Other long-term obligations	119,536	154,084
Capital leases	1,319	1,760
	1,350,855	1,432,689
Less current maturities of long-term debt	(36,235)	(85,595)
Less net discounts	(2,796)	(620)
Less debt issuance costs	(29,368)	(16,535)
	$1,282,456	$1,329,939

The following is a schedule of future minimum repayments of long-term debt as of September 30, 2017 (in thousands):

Within one year	$36,235
1-3 years	86,737
3-5 years	317,322
Over 5 years	910,561
Total minimum payments	$1,350,855

Senior Secured Credit Facility

On January 19, 2017, the Company entered into a new senior secured credit facility. The new senior secured credit facility consists of a five year $700 million revolver, a five year $300 million Term Loan A facility, and a seven year $500 million Term Loan B facility (the “Amended Credit Facilities”). The Term Loan A facility was priced at LIBOR plus a spread (ranging from 3.00% to 1.25%) based on the Company’s consolidated total net leverage ratio as defined in the new senior secured credit facility. The Term Loan B facility was priced at LIBOR plus 2.50%, with a 0.75% LIBOR floor.  At September 30, 2017, the Company’s senior secured credit facility had a gross outstanding balance of $830.0 million, consisting of a $292.5 million Term Loan A facility, a $497.5 million Term Loan B facility, and $40.0 million outstanding on the revolving credit facility. Additionally, at September 30, 2017, the Company had conditional obligations under letters of credit issued pursuant to the senior secured credit facility with face amounts aggregating $22.1 million, resulting in $637.9 million of available borrowing capacity as of September 30, 2017 under the revolving credit facility. In connection with the repayment of the previous senior secured credit facility, the Company recorded $1.7 million in refinancing costs and a $2.3 million loss on the early extinguishment of debt for the nine months ended September 30, 2017 related to the write-off of deferred debt issuance costs and the discount on the Term Loan B facility of the previous senior secured credit facility.

Redemption of 5.875% Senior Subordinated Notes

In the first quarter of 2017, the Company redeemed all of its $300 million 5.875% senior subordinated notes, which were due in 2021 (“5.875% Notes”). In connection with this redemption, the Company recorded a $21.1 million loss on the early extinguishment of debt for the nine months ended September 30, 2017 related to the difference between the reacquisition price of the 5.875% Notes compared to its carrying value.

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

At September 30, 2017, the Company was in compliance with all required financial covenants.

Corporate Airplane Loan

In January 2017, the Company’s corporate airplane loan of $20.8 million was paid in full.  At December 31, 2016 the corporate airplane loan was included with other long-term obligations.

9.  Master Lease Financing Obligation

The Company’s Master Lease with GLPI is accounted for as a financing obligation. The obligation was calculated at the inception of the spin-off of GLPI based on the future minimum lease payments due to GLPI under the

Master Lease discounted at 9.70%, which represented the estimated incremental borrowing rate over the lease term, including renewal options that were reasonably assured of being exercised and the funded construction of certain leased real estate assets in development at the date of the Spin-Off. As of May 1, 2017, in connection with the acquisition of 1st Jackpot and Resorts, the Company’s Master Lease financing obligation was increased by $82.6 million which was the purchase price paid by GLPI for the casinos underlying real estate assets.  Total payments under the Master Lease were $114.5 million and $340.9 million as compared to $109.7 million and $331.9 million for the three and nine months ended September 30, 2017 and 2016, respectively. The interest expense recognized for the three and nine months ended September 30, 2017 was $100.4 million and $297.5 million as compared to $97.4 million and $293.9 million for the three and nine months ended September 30, 2016, respectively.

10.  Income Taxes

The Company calculates the provision for income taxes during interim reporting periods in accordance with ASC 740 Income Taxes (“ASC 740”) by applying an estimated annual effective tax rate to the full year projected pretax book income or loss excluding certain discrete items. The effective tax rate including discrete items related to stock compensation, Canadian tax settlement and the change in our valuation allowance was (2,507.15)% and (1,232.94)% for the three and nine months ended September 30, 2017, as compared to (25.56)% and 8.00% for the three and nine months ended September 30, 2016. The income tax benefit in the current quarter is due to a $766.2 million reduction of our deferred tax asset valuation allowance.  Our effective tax rate is impacted by a number of factors, the most significant of which is the movement in the valuation allowance related to our deferred tax assets.  Due to the impact of the changes in our valuation allowance, the effective tax rates for 2017 and 2016 are not correlated to the amount of our income or loss before income taxes.

ASC 740 requires that deferred tax assets and liabilities are determined based on the differences between the financial statement carrying amount and the tax basis of existing assets and liabilities and are measured at the prevailing enacted tax rates that will be in effect when these differences are realized or settled. During the period ended September 30, 2017 and December 31, 2016, the Company had a net deferred tax asset and liability balance of $635.9 million and $126.9 million, respectively, within its condensed consolidated balance sheet.  The accounting guidance also requires analysis regarding whether valuation allowances should be established based on the consideration of all available evidence using a “more-likely-than-not” realization standard. We evaluate our deferred tax assets quarterly to determine if valuation allowances are required.  The realization of the deferred tax assets ultimately depends upon the existence of sufficient taxable income in future periods.  We established a full valuation allowance against our deferred tax assets beginning in the fourth quarter of 2013 and regularly analyze all available positive and negative evidence in determining the continuing need for a valuation allowance.  Our evaluation process considered, among other factors, historical operating results, our three-year cumulative earnings position, projections of future sustained profitability and the duration of statutory carryforward periods.

As of September 30, 2017, the Company determined that a valuation allowance was no longer required against its federal net deferred tax assets for the portion that will be realized.  As a result, the Company released $766.2 million of its total valuation allowance for three months ended September 30, 2017 due to the positive evidence outweighing the negative evidence thereby allowing the Company to achieve the “more-likely-than-not” realization standard.  This reversal is reflected in our income tax benefit in the accompanying condensed consolidated statements of operations.  When a change in valuation allowance is recognized during an interim period, a portion of the valuation allowance to be reversed must be allocated to the remaining interim periods.  The Company continues to maintain a valuation allowance of $77.1 million as of September 30, 2017 for certain state filing groups, where it continues to be in a cumulative three-year loss position.

The most significant positive evidence that led to the reversal of the valuation allowance during this interim period includes the following:

•

Achievement and sustained growth in our three-year cumulative pretax earnings.  During the fourth quarter of 2016, we emerged from a three-year cumulative pretax loss position, generating a near break-even cumulative amount of pretax income.  This cumulative pretax income increased to $76.6 million for the three months ended September 30, 2017 and is expected to rise substantially at year end since the Company had recorded a $161.5 million pretax loss in the fourth quarter of 2014 due to impairment charges of $155.3 million in that period.

•	Substantial pretax income in seven of the last eight quarters with the only loss reported eight quarters ago.

•

Lack of significant goodwill and intangible asset impairment charges expected in 2017.  The Company had experienced significant impairment charges in connection with the spin-off of its real estate assets to Gaming Leisure Properties, Inc. in November 2013.  The Company recorded impairment charges totaling $40.0 million, $159.9 million and $798.3 million for the years ended December 31, 2015, 2014 and 2013, respectively.  There were no impairments recorded in 2016 and for the nine months ended September 30, 2017, the Company recorded impairments of $29.9 million.

In September 2016, the Company accepted a settlement with the U.S. and Canada competent authorities resolving a transfer pricing issue that arose under audit of tax years 2004 – 2009 as well as the anticipated adjustments for tax years 2010 – 2014.  During the three months ended September 30, 2017, the Company received $29.7 million from the Canadian Revenue Agency.  The Company will continue to update the estimated income tax receivable balance related to this settlement based on new information provided by the taxing jurisdictions.  As such, the Company has recorded a discrete income tax benefit for the three and nine months ended September 30, 2017 of $1.3 million and $5.1 million, respectively.”

11.  Segment Information

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

Three months ended September 30, 2017	Northeast	South/West	Midwest	Other (1)	Total
Income (loss) from operations	$106,575	$4,772	$60,005	$(27,689)	$143,663
Charge for stock compensation	—	—	—	1,853	1,853
Depreciation and amortization	19,661	9,224	9,560	28,038	66,483
Contingent purchase price	1,480	—	(44)	(22,152)	(20,716)
(Gain) loss on disposal of assets	(72)	(61)	56	173	96
Impairment losses	—	21,111	—	3,206	24,317
Income (loss) from unconsolidated affiliates	—	—	5,157	(376)	4,781
Non-operating items for Kansas JV	—	—	1,310	—	1,310
Adjusted EBITDA	$127,644	$35,046	$76,044	$(16,947)	$221,787

Three months ended September 30, 2016	Northeast	South/West	Midwest	Other (1)	Total
Income (loss) from operations	$101,752	$19,337	$56,343	$(38,132)	$139,300
Charge for stock compensation	—	—	—	1,517	1,517
Depreciation and amortization	22,975	9,097	9,593	26,238	67,903
Contingent purchase price	(293)	—	—	263	(30)
(Gain) loss on disposal of assets	(13)	72	64	(2,904)	(2,781)
Insurance recoveries	—	—	(726)	—	(726)
Income (loss) from unconsolidated affiliates	—	—	3,798	(293)	3,505
Non-operating items for Kansas JV	—	—	2,572	—	2,572
Adjusted EBITDA	$124,421	$28,506	$71,644	$(13,311)	$211,260

Nine months ended September 30, 2017	Northeast	South/West	Midwest	Other (1)	Total
Income (loss) from operations	$317,327	$51,952	$180,818	$(131,158)	$418,939
Charge for stock compensation	—	—	—	5,827	5,827
Depreciation and amortization	64,209	27,794	28,739	84,946	205,688
Contingent purchase price	2,662	—	(19)	(19,437)	(16,794)
(Gain) loss on disposal of assets	(104)	(56)	85	178	103
Impairment losses	—	26,746	—	3,206	29,952
Income (loss) from unconsolidated affiliates	—	—	15,447	(1,097)	14,350
Non-operating items for Kansas JV	—	—	4,570	—	4,570
Adjusted EBITDA	$384,094	$106,436	$229,640	$(57,535)	$662,635

Nine months ended September 30, 2016	Northeast	South/West	Midwest	Other (1)	Total
Income (loss) from operations	$306,368	$72,944	$172,013	$(122,157)	$429,168
Charge for stock compensation	—	—	—	4,554	4,554
Depreciation and amortization	69,177	26,701	28,621	75,606	200,105
Contingent purchase price	(1,374)	—	—	263	(1,111)
(Gain) loss on disposal of assets	(6)	58	18	(3,510)	(3,440)
Insurance recoveries	—	—	(726)	—	(726)
Income (loss) from unconsolidated affiliates	—	—	12,261	(599)	11,662
Non-operating items for Kansas JV	—	—	7,713	—	7,713
Adjusted EBITDA	$374,165	$99,703	$219,900	$(45,843)	$647,925

	Northeast	South/West	Midwest	Other (1)	Total
	(in thousands)
Three months ended September 30, 2017
Net revenues	$401,818	$160,153	$232,051	$12,225	$806,247
Capital expenditures	5,621	12,681	7,935	1,045	27,282

Three months ended September 30, 2016
Net revenues	$395,748	$135,169	$221,172	$13,508	$765,597
Capital expenditures	6,465	7,540	7,438	936	22,379

Nine months ended September 30, 2017
Net revenues	$1,200,382	$453,123	$685,236	$40,193	$2,378,934
Capital expenditures	15,144	33,227	19,611	2,260	70,242

Nine months ended September 30, 2016
Net revenues	$1,190,469	$411,245	$662,506	$27,250	$2,291,470
Capital expenditures	21,852	21,851	19,768	2,442	65,913

Balance sheet at September 30, 2017
Total assets	$820,833	$855,678	$1,088,960	$2,803,930	$5,569,401
Investment in and advances to unconsolidated affiliates	80	—	88,015	61,475	149,570
Goodwill and other intangible assets, net	324,285	246,137	777,156	86,473	1,434,051

Balance sheet at December 31, 2016
Total assets	$861,951	$840,076	$1,103,231	$2,169,226	$4,974,484
Investment in and advances to unconsolidated affiliates	76	—	93,768	62,332	156,176
Goodwill and other intangible assets, net	324,285	224,719	775,377	100,798	1,425,179

(1) Includes depreciation expense associated with the real property assets under the Master Lease with GLPI.  In addition, total assets include these assets.  The interest expense associated with the financing obligation is reflected in the other category.  Net revenues and income (loss) from unconsolidated affiliates relate to the Company’s stand-alone racing operations, namely Rosecroft Raceway, which was sold on July 31, 2016, Sanford Orlando Kennel Club and the Company’s Texas and New Jersey joint ventures, which do not have gaming operations.  Other also includes Penn Interactive Ventures, which is a wholly-owned subsidiary that is pursuing our interactive gaming strategy and our acquisition of Rocket Speed.

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

Loans to the Jamul Tribe

The fair value of the Company’s loans to the Jamul Tribe was based on the present value of the projected future cash flows discounted at 14%, which we believe approximates the return a market participant would require.  Since the projections are based on management’s internal projections, the Company concluded that this instrument should be classified as a Level 3 measurement.  See Note 2 to the condensed consolidated financial statements for further details, including how the loans carrying amount was determined.

Long-term debt

The fair value of the Company’s Term Loan A and Term Loan B components of its senior secured credit facility and senior unsecured notes are estimated based on quoted prices in active markets and as such is a Level 1 measurement. The fair value of the remainder of the Company’s senior secured credit facility approximates its carrying value as it is revolving, variable rate debt and as such is a Level 2 measurement.

Other long-term obligations at September 30, 2017 included the relocation fees for Hollywood Gaming at Dayton Raceway and Hollywood Gaming at Mahoning Valley Race Course and the repayment obligation of a hotel and event center located near Hollywood Casino Lawrenceburg. The fair value of the relocation fees for Hollywood Gaming at Dayton Raceway and Hollywood Gaming at Mahoning Valley Race Course approximates its carrying value as the discount rate of 5.0% approximates the market rate of similar debt instruments and as such is a Level 2 measurement.  Finally, the fair value of the repayment obligation for the hotel and event center is estimated based on a rate consistent with comparable municipal bonds and as such is a Level 2 measurement.

Other liabilities

Other liabilities at September 30, 2017 and December 31, 2016 are primarily comprised of the contingent purchase price consideration related to the purchases of Plainridge Racecourse and Rocket Speed.  The fair value of the Company’s contingent purchase price consideration related to its Plainridge Racecourse acquisition is estimated based on a discounted cash flow model and as such is a Level 3 measurement.  At each reporting period, the Company assesses the fair value of these liabilities and changes in their fair values are recorded in earnings.  During the three months ended September 30, 2017, the Company negotiated a buy out of the two year contingent purchase price obligation with the former owners of Rocket Speed and recognized a $22.2 million benefit.  The net total amount related to the change in fair value of these obligations resulted in a reduction to general and administrative expense of $20.7 million and $16.8 million for the three and nine months ended September 30, 2017 compared to a reduction to general and administrative expense of $0.3 million and $1.4 million for the three and nine months ended September 30, 2016.

The carrying amounts and estimated fair values by input level of the Company’s financial instruments at September 30, 2017 and December 31, 2016 are as follows (in thousands):

	September 30, 2017
	Carrying
	Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$264,907	$264,907	$264,907	$—	$—
Loans to the Jamul Tribe	75,478	62,060	—	—	62,060
Financial liabilities:
Long-term debt
Senior secured credit facility	798,607	832,271	792,271	40,000	—
Senior unsecured notes	399,229	413,000	413,000	—	—
Other long-term obligations	119,537	120,525	—	120,525	—
Other liabilities	12,818	12,818	—	—	12,818

	December 31, 2016
	Carrying
	Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$229,510	$229,510	$229,510	$—	$—
Loans to the Jamul Tribe	92,100	98,000	—	—	98,000
Financial liabilities:
Long-term debt
Senior secured credit facility	962,703	976,092	785,092	191,000	—
Senior unsecured notes	296,895	312,000	312,000	—	—
Other long-term obligations	154,084	152,132	—	152,132	—
Other liabilities	48,244	48,244	—	—	48,244

The following table summarizes the changes in the fair value of the Company’s Level 3 liabilities (in thousands):

Nine Months Ended
September 30, 2017
Liabilities
Contingent
Purchase Price
Balance at January 1, 2017	$48,244
Unamortized discount	—
Additions	905
Payments	(19,537)
Included in earnings	(16,794)
Balance at September 30, 2017	$12,818

The following table summarizes the significant unobservable inputs used in calculating fair value for the Company’s Level 3 liabilities:

	Valuation	Unobservable
	Technique	Input	Discount Rate
Contingent purchase price - Plainridge	Discounted cash flow	Discount rate	8.30%

13. Investment in Unconsolidated Affiliates

The Company has a 50% investment in Kansas Entertainment, which is a joint venture with International Speedway Corporation. Kansas Entertainment owns Hollywood Casino at Kansas Speedway which is a Hollywood themed facility featuring 244,791 of property square footage with 2,000 slot machines, 41 table games and 12 poker tables, a 1,253 space parking structure, as well as a variety of dining and entertainment facilities.  For the year ended December 31, 2016 (and expected for the year ending December 31, 2017), the Company’s investment in Kansas Entertainment met the requirements of S-X Rule 4-08(g) to provide summarized financial information.  The following table provides summary income statement information for Kansas Entertainment as required under S-X Rule 1-02(bb) for the comparative periods presented in the Company’s condensed consolidated statements of income.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net revenues	$38,295	$37,513	$116,065	$115,267
Operating expenses	27,981	29,617	85,171	90,746
Income from operations	10,314	7,896	30,894	24,521
Net income	$10,314	$7,896	$30,894	$24,521

Net income attributable to Penn	$5,157	$3,948	$15,447	$12,261

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our Operations

We are a leading, diversified, multi-jurisdictional owner and manager of gaming and racing facilities and video gaming terminal operations. In addition, over the last two years, we have implemented our interactive gaming strategy through our subsidiary, Penn Interactive Ventures and have expanded our social gaming offerings with the acquisition of Rocket Speed, a leading developer of social casino games, while also expanding into retail gaming through our Prairie State Gaming subsidiary.  On May 1, 2017, we completed our acquisition of 1st Jackpot and Resorts casinos in Tunica, Mississippi.  In the first half of 2017, our subsidiary, Prairie State Gaming acquired the assets of two smaller video gaming terminal operators in Illinois.  As of September 30, 2017, we owned, managed, or had ownership interests in twenty-nine facilities in the following seventeen jurisdictions: California, Florida, Illinois, Indiana, Kansas, Maine, Massachusetts, Mississippi, Missouri, Nevada, New Jersey, New Mexico, Ohio, Pennsylvania, Texas, West Virginia, and Ontario, Canada. We believe that our portfolio of assets provides us the benefit of geographically diversified cash flow from operations.

The vast majority of our revenue is gaming revenue, derived primarily from gaming on slot machines (which represented approximately 87% and 86% of our gaming revenue in 2016 and 2015, respectively) and to a lesser extent, table games, which is highly dependent upon the volume and spending levels of customers at our properties. Other revenues are derived from our management service fees from Casino Rama, our hotels, dining, retail, admissions, program sales, concessions and certain other ancillary activities, and our racing operations. Our racing revenue includes our share of pari-mutuel wagering on live races after payment of amounts returned as winning wagers, our share of wagering from import and export simulcasting, and our share of wagering from our off-track wagering facilities.

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

Segment Information

The Company’s Chief Executive Officer, who is the Company’s Chief Operating Decision Maker (“CODM”), as that term is defined in ASC 280, measures and assesses the Company’s business performance based on regional operations of various properties grouped together based primarily on their geographic locations.

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

The South/West reportable segment consists of the following properties: Zia Park Casino, Hollywood Casino Tunica, Hollywood Casino Gulf Coast, Boomtown Biloxi, M Resort, Tropicana Las Vegas, 1st Jackpot and Resorts which were acquired on May 1, 2017, as well as our management contract with Hollywood Casino Jamul-San Diego, which opened on October 10, 2016.

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

The Other category consists of the Company’s standalone racing operations, namely Rosecroft Raceway, which was sold on July 31, 2016, Sanford-Orlando Kennel Club, and the Company’s joint venture interests in Sam Houston Race Park, Valley Race Park, and Freehold Raceway. If the Company is successful in obtaining gaming operations at these locations, they would be assigned to one of the Company’s regional executives and reported in their respective reportable segment. The Other category also includes the Company’s corporate overhead operations, which does not meet the definition of an operating segment under ASC 280. Additionally, the Other category includes Penn Interactive Ventures, the Company’s wholly-owned subsidiary that represents its social online gaming initiatives, including Rocket Speed. Penn Interactive Ventures meets the definition of an operating segment under ASC 280, but is quantitatively not significant to the Company’s operations as it represents less than 2% of net revenues and 5% of income from operations for the nine months ended September 30, 2017, and its total assets represent less than 2% of the Company’s total assets at September 30, 2017.

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

Executive Summary

As reported by most jurisdictions, regional gaming industry trends have shown limited revenue growth in recent years as numerous jurisdictions now permit gaming or have expanded their gaming offerings. The proliferation of new gaming facilities continues to impact the overall domestic gaming industry as well as our operating results in certain markets.  Our ability to succeed in this environment will be predicated on operating our existing facilities efficiently and offering our customers additional gaming experiences through our multi-channel distribution strategy.  We will also seek to continue to expand our customer database through accretive acquisitions and capitalize on organic growth opportunities from our recent facility openings and new business lines.  Additionally, the current economic environment, specifically low unemployment levels, strength in residential real estate prices, and higher levels of consumer confidence, has resulted in a stable operating environment in recent periods.

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

Historically, we have been reliant on certain key regional gaming markets (for example, our results from Hollywood Casino at Charles Town Races and Hollywood Casino Lawrenceburg). Over the past several years, we have diversified our operations via development of new facilities and acquisitions and anticipates further diversifying its reliance on specific properties as we continue to expand our VGT and Penn Interactive Ventures operations. For example, we expect our facility in Plainville, Massachusetts and our expansion into the social gaming business and retail gaming market in Illinois, to generate significant cash flow since these operations are not part of the Master Lease and as such do not have any associated lease payments.

Financial Highlights:

We reported net revenues and income from operations of $806.2 million and $143.7 million, respectively, for the three months ended September 30, 2017, compared to $765.6 million and $139.3 million, respectively, for the corresponding period in the prior year and net revenues and income from operations of $2,378.9 million and $418.9 million, respectively, for the nine months ended September 30, 2017, compared to $2,291.5 million and $429.2 million, respectively, for the corresponding period in the prior year. The major factors affecting our results for the three and nine months ended September 30, 2017, as compared to the three and nine months ended September 30, 2016, were:

•

The acquisition of 1st Jackpot and Resorts on May 1, 2017 in our South/West segment, which generated net revenues of $17.5 million and $29.9 million for the three and nine months ended September 30, 2017.

•	The acquisition of Rocket Speed on August 1, 2016 in our Other segment, which generated net revenues of $6.8 million and $23.2 million for the three and nine months ended September 30, 2017.

•

Prairie State Gaming’s acquisition of the assets of Slot Kings, Bell Gaming, DSG and Advantage Gaming over the past four quarters, which collectively generated net revenues of $5.6 million and $15.2 million for the three and nine months ended September 30, 2017.

•

During the three months ended September 30, 2017, Penn Interactive Ventures reached an agreement with the former shareholders of Rocket Speed to buy out the two year contingent purchase price consideration which resulted in a benefit to general and administrative expense in the amount of $22.2 million.

•

A $25.1 million loss on the early extinguishment of debt and finance charges related to the January 2017 refinancing of our senior secured credit facility, redemption of the $300 million 5.875% senior unsecured notes and issuance of $400 million of new 5.625% senior unsecured notes.

•

Goodwill and other impairment charges of $24.3 million and $29.9 million for the three and nine months ended September 30, 2017 for Tropicana Las Vegas, Sanford Orlando Kennel Club and the Company’s loan to the Jamul Tribe.

•

Net income increased by $742.8 million and $707.2 million for the three and nine months ended September 30, 2017, as compared to the three and nine months ended September 30, 2016, primarily due to a $766.2 million tax valuation allowance reversal and a $22.2 million benefit to expense for the buy out of the Rocket Speed contingent purchase price consideration, partially offset by the loss on the early extinguishment of debt and finance charges, goodwill and other impairment charges of $24.3 million and $29.9 million for the three and nine months ended September 30, 2017, higher interest expense and lower interest income.

Segment Developments:

The following are recent developments that have had, may have or will have an impact on us by segment:

Northeast

•

In October 2017, Pennsylvania’s House Bill 271 was signed into law.  The bill extensively expands gambling in the state by introducing licenses for up to ten additional casinos limited to 750 slot machines and up to 30 table games not to be within twenty-five miles of existing casinos , up to five video gaming terminals at certain truck stops, online gambling, fantasy contests and sports wagering.  We believe Hollywood Casino at Penn National Race Course and certain other facilities in adjoining states may be impacted by new competition in the near future based on the ultimate location of the additional facilities.

•

Hollywood Casino at Charles Town Races faces increased competition from the Maryland market, which includes Maryland Live!, Horseshoe Casino Baltimore and MGM National Harbor, which opened in December 2016.

•

Construction of a tribal casino in Taunton, Massachusetts, which was previously expected to open in 2017, is currently on hold following a recent judicial opinion.  MGM Springfield in Western Massachusetts is expected to be completed in late 2018 and Wynn Everett in Eastern Massachusetts is scheduled to open in mid-2019. The increased competition in Massachusetts will have a negative impact on the operations of Plainridge Park Casino.

South/West

•

On October 10, 2016, we opened and began to manage Hollywood Casino Jamul – San Diego on the Jamul Tribe’s trust land in San Diego County, California. The facility is a state of the art development project which includes a three-story gaming and entertainment facility of approximately 200,000 square feet featuring 1,731 slot machines, 40 live table games, multiple restaurants, bars and lounges and a partially enclosed parking structure with over 1,800 spaces. We currently provide a portion of the financing to the Jamul Tribe in connection with the development of the project and we manage and provide branding for the casino in exchange for a management fee equal to 30% of the casino’s pretax income, a licensing fee of 2% of gross revenues for the Hollywood Casino brand, as well as interest on loans provided by the Company in connection with the project.

•

In August 2015, we completed the acquisition of Tropicana Las Vegas Hotel and Casino for $360 million. The Tropicana Las Vegas Hotel and Casino is situated on 35 acres of land located on the Las Vegas Strip with 1,470 remodeled guest rooms and suites, a 50,000 square foot casino gaming floor featuring 617 slot and video poker machines and 35 table games including blackjack, mini‑baccarat, craps and roulette, three full‑service restaurants, a 1,200 seat performance theater, a 300 seat comedy club, a nightclub, beach club and 2,095 parking spaces. During the second quarter of 2016, we refreshed the gaming floor with new slot machines and launched our Marquee Rewards player loyalty program at the Tropicana Las Vegas. During the nine months ended September 30, 2017, we have made various incremental food and beverage offerings at the facility and on July 27, 2017, we opened celebrity chef Robert Irvine’s first signature Las Vegas restaurant, the Robert Irvine Public House.  Additionally, we continue to evaluate additional improvements at the property which may include additional food, beverage, retail and entertainment and other non-gaming amenities and enhancements.

Midwest

•

On September 1, 2015, we acquired a leading Illinois video gaming terminal (“VGT”) operator, Prairie State Gaming. As one of the largest and most respected VGT operators in Illinois, Prairie State Gaming’s operations include more than 1,493 terminals across a network of 333 bars and retail gaming establishments throughout Illinois. Over the last four quarters, Prairie State Gaming has acquired the assets of four smaller VGT operators in Illinois.

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

Loans to the Jamul Tribe

For the three and nine months ended September 30, 2017, we recorded impairment charges of $6.3 million and $11.9 million within our condensed consolidated statement of income to establish a reserve on our Loan to the Jamul Tribe. Our Loan is impaired and as such the value is estimated based on the present value of expected future cash flows of the facility discounted at the loan’s effective interest rate. The estimate uses subjective assumptions such as, but not limited to, projected future earnings of the facility and future interest rates. See Note 2 to the condensed consolidated financial statements for additional information.

If projected earnings at the facility, the most significant assumption in the valuation of our Loan, were to increase or decrease by 5% the estimated impact would be a reversal of $2.2 million of the reserve or additional charges to increase our current reserves by $11.8 million, respectively.

Contingent Purchase Price

At December 31, 2016, we had contingent purchase price obligations of $14.5 million and $33.8 million in other current liabilities and other noncurrent liabilities, respectively, within our condensed consolidated balance sheet primarily related to our acquisition of Rocket Speed and Plainridge Racecourse.  At September 30, 2017, we had contingent purchase price obligations of $3.6 million and $9.2 million in other current liabilities and other noncurrent liabilities, respectively, within our condensed consolidated balance sheet primarily related to our acquisition of Plainridge Racecourse. We utilize significant estimates to calculate the fair value of our contingent purchase price obligations. These estimates use subjective assumptions, such as projections of future earnings and discount rate.  During the three months ended September 30, 2017, we reached an agreement with the former owners of Rocket Speed to buy out the two year contingent purchase price obligation, which resulted in a reduction of $3.9 million and $18.3 million in other current liabilities and other noncurrent liabilities, respectively.

For further information on our critical accounting estimates, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the notes to our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2016. There has been no material change to these estimates for the nine months ended September 30, 2017 other than the reserve related to the loan to the Jamul Tribe and the contingent purchase price as discussed above.

Results of Operations

The following are the most important factors and trends that contribute to our operating performance:

•

Most of our properties operate in mature competitive markets. As a result, we expect a significant amount of our future growth to come from prudent acquisitions of gaming properties (such as our May 1, 2017 acquisition of 1st Jackpot and Resorts), our October 2016 opening of a new Hollywood Casino branded gaming facility on the Jamul Indian Village land in trust which we now manage, jurisdictional expansions (such as our June 2015 opening of a slots‑only gaming facility in Massachusetts, the September 2014 opening of Hollywood Gaming at Mahoning Valley Race Course and the August 2014 opening of Hollywood Gaming at Dayton Raceway) and new growth opportunities (such as our acquisition of Prairie State Gaming, a leading video gaming terminal operator in Illinois, and our entry into the interactive and social gaming space through Penn Interactive Ventures, including our acquisition of Rocket Speed).

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

•

The actions of government bodies can affect our operations in a variety of ways. For instance, the continued pressure on governments to balance their budgets could intensify the efforts of state and local governments to raise revenues through increases in gaming taxes and/or property taxes, or through an expansion of gaming. In addition, government bodies may restrict, prevent or negatively impact operations in the jurisdictions in which we do business (such as the implementation of smoking bans).

•

Historically, over 85% of our gaming revenue is derived from gaming on slot machines.  As a result, our results of operations are substantially dependent on the continued demand for slot wagering entertainment at our properties.

•

General economic conditions and the effect of prolonged sluggish conditions on consumer spending for leisure and gaming activities, which may negatively impact our operating results and our ability to continue to access financing at favorable terms.

The consolidated results of operations for the three and nine months ended September 30, 2017 and 2016 are summarized below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in thousands)
Revenues:
Gaming	$691,028	$654,591	$2,033,263	$1,974,618
Food, beverage, hotel and other	153,833	147,554	453,722	429,792
Management service and licensing fees	3,550	3,130	8,809	8,567
Reimbursable management costs	6,679	5,965	19,824	8,820
Revenues	855,090	811,240	2,515,618	2,421,797
Less promotional allowances	(48,843)	(45,643)	(136,684)	(130,327)
Net revenues	806,247	765,597	2,378,934	2,291,470

Operating expenses:
Gaming	350,847	336,669	1,028,056	1,011,187
Food, beverage, hotel and other	107,057	102,110	313,363	302,062
General and administrative	107,201	114,376	363,112	340,854
Reimbursable management costs	6,679	5,965	19,824	8,820
Depreciation and amortization	66,483	67,903	205,688	200,105
Impairment losses	24,317	—	29,952	—
Insurance recoveries	—	(726)	—	(726)
Total operating expenses	662,584	626,297	1,959,995	1,862,302
Income from operations	$143,663	$139,300	$418,939	$429,168

Certain information regarding our results of operations by segment for the three and nine months ended September 30, 2017 and 2016 is summarized below:

	Net Revenues		Income (loss) from Operations
Three Months Ended September 30,	2017	2016	2017	2016
	(in thousands)

Northeast	$401,818	$395,748	$106,575	$101,752
South/West	160,153	135,169	4,772	19,337
Midwest	232,051	221,172	60,005	56,343
Other	12,225	13,508	(27,689)	(38,132)
Total	$806,247	$765,597	$143,663	$139,300

	Net Revenues		Income (loss) from Operations
Nine Months Ended September 30,	2017	2016	2017	2016
	(in thousands)

Northeast	$1,200,382	$1,190,469	$317,327	$306,368
South/West	453,123	411,245	51,952	72,944
Midwest	685,236	662,506	180,818	172,013
Other	40,193	27,250	(131,158)	(122,157)
Total	$2,378,934	$2,291,470	$418,939	$429,168

Revenues

Revenues for the three and nine months ended September 30, 2017 and 2016 were as follows (in thousands):

				Percentage
Three Months Ended September 30,	2017	2016	Variance	Variance
Gaming	$691,028	$654,591	$36,437	5.6%
Food, beverage, hotel and other	153,833	147,554	6,279	4.3%
Management service and licensing fees	3,550	3,130	420	13.4%
Reimbursable management costs	6,679	5,965	714	12.0%
Revenues	855,090	811,240	43,850	5.4%
Less promotional allowances	(48,843)	(45,643)	(3,200)	7.0%
Net revenues	$806,247	$765,597	$40,650	5.3%

				Percentage
Nine Months Ended September 30,	2017	2016	Variance	Variance
Gaming	$2,033,263	$1,974,618	$58,645	3.0%
Food, beverage, hotel and other	453,722	429,792	23,930	5.6%
Management service and licensing fees	8,809	8,567	242	2.8%
Reimbursable management costs	19,824	8,820	11,004	124.8%
Revenues	2,515,618	2,421,797	93,821	3.9%
Less promotional allowances	(136,684)	(130,327)	(6,357)	4.9%
Net revenues	$2,378,934	$2,291,470	$87,464	3.8%

In our business, revenue is driven by discretionary consumer spending. The proliferation of new gaming facilities has increased competition in many regional markets (including at some of our key facilities). As reported by most jurisdictions, regional gaming industry trends have shown limited revenue growth in recent years as numerous jurisdictions now permit gaming or have expanded their gaming offerings.

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

Gaming revenue

Gaming revenue increased by $36.4 million, or 5.6%, and $58.6 million, or 3.0%, for the three and nine months ended September 30, 2017, as compared to the three and nine months ended September 30, 2016, primarily due to the variances explained below.

Gaming revenue for our South/West segment increased by $21.3 million, or 23.2%, and $29.1 million or 10.2%, for the three and nine months ended September 30, 2017, as compared to the three and nine months ended September 30, 2016, primarily due to the acquisitions of 1st Jackpot and Resorts on May 1, 2017, which contributed a combined $16.6 million and $28.5 million of gaming revenue for the three and nine months ended September 30, 2017 and increased gaming revenue at Tropicana Las Vegas, M Resort and Zia Park Casino, as the local economy has shown slight improvement this past quarter, partially offset by lower gaming revenue at Hollywood Casino Tunica and at Hollywood Casino Gulf Coast for the nine months ended September 30, 2017.

Gaming revenue for our Midwest segment increased by $9.5 million, or 4.7%, for the three months ended September 30, 2017, as compared to the three months ended September 30, 2016, primarily due to increased gaming revenue at Prairie State Gaming resulting from the acquisition of the assets of four smaller VGT route operators in Illinois since the fourth quarter 2016 and increased gaming revenue at Argosy Casino Riverside, Hollywood Casino Joliet and Hollywood Casino Lawrenceburg, partially offset by decreased gaming revenue at Argosy Casino Alton.

Gaming revenue for our Midwest segment increased by $20.4 million or 3.3%, for the nine months ended September 30, 2017, as compared to the nine months ended September 30, 2016, primarily due to increased gaming revenue at Prairie State Gaming resulting from the acquisition of the assets of four smaller VGT route operators in Illinois since the fourth quarter 2016 and increased gaming revenue at Argosy Casino Riverside and Hollywood Casino St. Louis, partially offset by decreased gaming revenue at Argosy Casino Alton and Hollywood Casino Lawrenceburg, primarily due to continued impact of competition in Ohio.

Gaming revenue for our Northeast segment increased by $5.7 million, or 1.6%, and $9.1 million or 0.8% for the three and nine months ended September 30, 2017, as compared to the three and nine months ended September 30, 2016, primarily due to increased gaming revenue at all four of our Ohio properties and Plainridge Park Casino, partially offset by decreased gaming revenue at Hollywood Casino Bangor and Hollywood Casino Charles Town due to increased competition from the Maryland market.

Food, beverage, hotel and other revenue

Food, beverage, hotel and other revenue increased by $6.3 million, or 4.3%, and $23.9 million or 5.6%, for the three and nine months ended September 30, 2017, as compared to the three and nine months ended September 30, 2016, primarily due to the variances explained below.

Food, beverage, hotel and other revenue for our South/West segment increased by $6.6 million, or 12.2%, and $7.7 million, or 4.7%, for the three and nine months ended September 30, 2017, as compared to the three and nine months ended September 30, 2016, primarily due to the acquisitions of 1st Jackpot and Resorts on May 1, 2017 and increased food, beverage, hotel and other revenue at Tropicana Las Vegas and M Resort, partially offset by decreased food, beverage, hotel and other revenue at Hollywood Casino Tunica.

Food, beverage, hotel and other revenue for Other increased by $13.2 million, or 48.5%, for the nine months ended September 30, 2017, as compared to the nine months ended September 30, 2016, primarily due to the acquisition of Rocket Speed on August 1, 2016, partially offset by the sale of Rosecroft Raceway on July 31, 2016.

Promotional allowances

Promotional allowances increased by $3.2 million, or 7.0%, and $6.4 million, or 4.9% for the three and nine months ended September 30, 2017, as compared to the three and nine months ended September 30, 2016, primarily due to the acquisitions of 1st Jackpot and Resorts on May 1, 2017 and increased marketing efforts at Tropicana Las Vegas and M Resort.

Operating Expenses

Operating expenses for the three and nine months ended September 30, 2017 and 2016 were as follows (in thousands):

				Percentage
Three Months Ended September 30,	2017	2016	Variance	Variance
Gaming	$350,847	$336,669	$14,178	4.2%
Food, beverage, hotel and other	107,057	102,110	4,947	4.8%
General and administrative	107,201	114,376	(7,175)	(6.3)%
Reimbursable management costs	6,679	5,965	714	12.0%
Depreciation and amortization	66,483	67,903	(1,420)	(2.1)%
Impairment losses	24,317	—	24,317	N/A
Insurance recoveries	—	(726)	726	N/A
Total operating expenses	$662,584	$626,297	$36,287	5.8%

				Percentage
Nine Months Ended September 30,	2017	2016	Variance	Variance
Gaming	$1,028,056	$1,011,187	$16,869	1.7%
Food, beverage, hotel and other	313,363	302,062	11,301	3.7%
General and administrative	363,112	340,854	22,258	6.5%
Reimbursable management costs	19,824	8,820	11,004	124.8%
Depreciation and amortization	205,688	200,105	5,583	2.8%
Impairment losses	29,952	—	29,952	N/A
Insurance recoveries	—	(726)	726	N/A
Total operating expenses	$1,959,995	$1,862,302	$97,693	5.2%

Gaming expense

Gaming expense increased by $14.2 million, or 4.2%, and $16.9 million, or 1.7%, for the three and nine months ended September 30, 2017, as compared to the three and nine months ended September 30, 2016, primarily due to the variances explained below.

Gaming expense for our Midwest segment increased by $6.5 million, or 6.4%, for the three months ended September 30, 2017, as compared to the three months ended September 30, 2016, primarily due to an increase in gaming taxes resulting from higher taxable gaming revenue mentioned above at Prairie State Gaming resulting from the acquisition of four smaller VGT route operators in Illinois since the fourth quarter 2016, Hollywood Casino Joliet and Hollywood Casino Lawrenceburg, partially offset by a decrease in gaming taxes resulting from lower taxable gaming revenue mentioned above at Argosy Casino Alton.

Gaming expense for our Midwest segment increased by $14.9 million, or 5.0%, for the nine months ended September 30, 2017, as compared to the nine months ended September 30, 2016, primarily due to an increase in gaming taxes resulting from higher taxable gaming revenue mentioned above at Prairie State Gaming resulting from the acquisition of four smaller VGT route operators in Illinois since the fourth quarter 2016 and an increase in gaming taxes resulting from higher taxable gaming revenue mentioned above at Hollywood Casino Joliet, partially offset by a decrease in gaming taxes resulting from lower taxable gaming revenue mentioned above at Argosy Casino Alton, Hollywood Casino Aurora and Hollywood Casino Lawrenceburg, primarily due to continued impact of competition in Ohio.

Gaming expense for our South/West segment increased by $5.9 million, or 16.9%, for the three months ended September 30, 2017, as compared to the three months ended September 30, 2016, primarily due to an increase in gaming taxes resulting from the acquisitions of 1st Jackpot and Resorts on May 1, 2017.

Gaming expense for our South/West segment increased by $4.6 million, or 4.2%, for the nine months ended September 30, 2017, as compared to the nine months ended September 30, 2016, primarily due to an increase in gaming taxes resulting from the acquisitions of 1st Jackpot and Resorts on May 1, 2017, and an increase in gaming taxes resulting from higher taxable gaming revenue mentioned above at Tropicana Las Vegas, partially offset by a decrease in gaming taxes resulting from lower taxable gaming revenue mentioned above at Hollywood Casino Tunica and at Zia Park Casino, as overall softness in oil prices during the first six months of the year affected the economy in this area.

Gaming expense for our Northeast segment increased by $1.8 million, or 0.9%, for the three months ended September 30, 2017 as compared to the three months ended September 30, 2016, primarily due to an increase in gaming taxes resulting from higher taxable gaming revenue mentioned above at all four of our Ohio properties and Plainridge Park Casino, partially offset by a decrease in gaming taxes resulting from lower taxable gaming revenue mentioned above at Hollywood Casino Bangor and Hollywood Casino Charles Town due to increased competition from the Maryland market.

Gaming expense for our Northeast segment decreased by $2.6 million, or 0.4%, for the nine months ended September 30, 2017, as compared to the nine months ended September 30, 2016, primarily due to a decrease in gaming taxes resulting from lower taxable gaming revenue mentioned above at Hollywood Casino Bangor and Hollywood Casino Charles Town, primarily due to the continued impact of competition in the region, namely the Maryland market, partially offset by an increase in gaming taxes resulting from higher taxable gaming revenue mentioned above at our properties in Ohio and Plainridge Park Casino.

Food, beverage, hotel and other expenses

Food, beverage, hotel and other expenses increased by $4.9 million, or 4.8%, and $11.3 million, or 3.7%, for the three and nine months ended September 30, 2017, as compared to the three and nine months ended September 30, 2016, primarily due to the variances explained below.

Food, beverage, hotel and other expenses for our South/West segment increased by $5.9 million, or 14.6%, and $7.7 million, or 6.4%, for the three and nine months ended September 30, 2017, as compared to the three and nine months ended September 30, 2016, primarily due to the acquisition of 1st Jackpot and Resorts on May 1, 2017 and higher food, beverage, hotel and other expenses at Tropicana Las Vegas and M Resort.

Food, beverage, hotel and other expenses for Other decreased by $2.2 million, or 31.9%, for the three months ended September 30, 2017, as compared to the three months ended September 30, 2016, primarily due to lower marketing expenses at Rocket Speed and the sale of Rosecroft Raceway on July 31, 2016.

Food, beverage, hotel and other expenses for Other increased by $2.1 million, or 15.2%, for the nine months ended September 30, 2017, as compared to the nine months ended September 30, 2016, primarily due to the acquisition of Rocket Speed on August 1, 2016, partially offset by the sale of Rosecroft Raceway on July 31, 2016.

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

General and administrative expenses decreased by $7.2 million, or 6.3%, and increased by $22.3 million, or 6.5%, for the three and nine months ended September 30, 2017, respectively, as compared to the three and nine months ended September 30, 2016, primarily due to the variances explained below.

General and administrative expenses for Other decreased by $14.6 million, or 81.2%, for the three months ended September 30, 2017, as compared to the three months ended September 30, 2016, primarily due to a $22.2 million benefit to expenses from the buy out of the two year contingent purchase price liability for Rocket Speed, partially offset by an increase in corporate overhead costs of $4.6 million for the three months ended September 30, 2017, primarily due to cash-settled stock compensation charges of $1.3 million from a higher Penn stock price during 2017 compared to

2016, higher acquisition and development costs of $1.4 million and higher bonus accrual expense of $1.3 million due to the Company’s better overall performance against its budget and a gain from the sale of Rosecroft Raceway on July 31, 2016, recognized in the prior year.

General and administrative expenses for Other increased by $7.3 million, or 12.6%, for the nine months ended September 30, 2017, as compared to the nine months ended September 30, 2016, primarily due to an increase in corporate overhead costs of $21.0 million for the nine months ended September 30, 2017, primarily due to cash-settled stock compensation charges of $13.8 million from a higher Penn stock price during 2017 compared to 2016, higher acquisition and development costs of $2.7 million and higher bonus accrual expense of $2.9 million due to the Company’s better overall performance against its budget, partially offset by a $22.2 million benefit to expenses from the buy out of the two year contingent purchase price liability for Rocket Speed and a gain from the sale of Rosecroft Raceway on July 31, 2016, recognized in the prior year.

General and administrative expenses for our South/West segment increased by $5.9 million, or 22.6%, and $11.7 million, or 15.8% for the three and nine months ended September 30, 2017, as compared to the three and nine months ended September 30, 2016, primarily due to the acquisition of 1st Jackpot and Resorts on May 1, 2017, higher expenses at Tropicana Las Vegas due to a favorable legal settlement in the second quarter 2016, partially offset by costs saving measures at Hollywood Casino Gulf Coast and Hollywood Casino Tunica.

General and administrative expenses for our Northeast segment increased by $2.3 million, or 6.0%, and $5.4 million, or 4.8% for the three and nine months ended September 30, 2017, as compared to the three and nine months ended September 30, 2016, primarily due to the increased expenses at Plainridge Park Casino as casino volumes have increased.

Depreciation and amortization expense

Depreciation and amortization expense decreased by $1.4 million, or 2.1%, for the three months ended September 30, 2017, as compared to the three months ended September 30, 2016, primarily due to decreases at the majority of our properties due to assets becoming fully depreciated, partially offset by the acquisitions of 1st Jackpot and Resorts on May 1, 2017, the acquisition of Rocket Speed on August 1, 2016 and the acquisitions of the assets of four smaller VGT route operators in Illinois since the fourth quarter 2016.

Depreciation and amortization expense increased by $5.6 million, or 2.8%, for the nine months ended September 30, 2017, as compared to nine months ended September 30, 2016, primarily due to the acquisition of 1st Jackpot and Resorts on May 1, 2017, the acquisitions of the assets of four smaller VGT route operators in Illinois since fourth quarter 2016, the intangible asset amortization recognized from our acquisition of Rocket Speed on August 1, 2016 and increased depreciation at Tropicana Las Vegas due to capital improvements since acquisition, all of which were partially offset by decreases at the majority of our properties due to assets becoming fully depreciated.

Impairment losses

For the three months ended September 30, 2017, the Company recorded goodwill impairment charges of $18.0 million.  The Company recorded a charge of $14.8 million for Tropicana Las Vegas which failed the quantitative goodwill impairment test, primarily due to the reversal of the Company’s valuation allowance which increased its book value significantly.  In addition, the Company recorded a partial impairment charge of $3.2 million for Sanford Orlando Kennel Club which failed the quantitative goodwill impairment test based on updated long term forecasts for this property.  Finally, an impairment charge of $6.3 million and $11.9 million for the three and nine months ended September 30, 2017, respectively was recorded against the Company’s loan to the Jamul Tribe.  See Note 2 and Note 6 to the condensed consolidated financial statements for additional information on these impairment charges.

Other income (expenses)

Other income (expenses) for the three and nine months ended September 30, 2017 and 2016 were as follows (in thousands):

				Percentage
Three Months Ended September 30,	2017	2016	Variance	Variance
Interest expense	$(118,236)	$(114,349)	$(3,887)	3.4%
Interest income	304	8,202	(7,898)	(96.3)%
Income from unconsolidated affiliates	4,781	3,505	1,276	36.4%
Other	(236)	404	(640)	(158.4)%
Total other expenses	$(113,387)	$(102,238)	$(11,149)	10.9%

				Percentage
Nine Months Ended September 30,	2017	2016	Variance	Variance
Interest expense	$(350,000)	$(345,548)	$(4,452)	1.3%
Interest income	3,185	20,039	(16,854)	(84.1)%
Income from unconsolidated affiliates	14,350	11,662	2,688	23.0%
Loss on early extinguishment of debt	(23,390)	—	(23,390)	N/A
Other	(2,202)	(1,978)	(224)	11.3%
Total other expenses	$(358,057)	$(315,825)	$(42,232)	13.4%

Interest expense

Interest expense increased by $3.9 million, or 3.4%, and $4.5 million, or 1.3% for the three and nine months ended September 30, 2017, as compared to the three and nine months ended September 30, 2016, primarily due to $3.0 million and $3.6 million from higher interest payments on the financing obligation to GLPI mainly due to the acquisition of 1st Jackpot and Resorts on May 1, 2017, $1.2 million and $3.7 million from higher borrowing levels on the senior unsecured notes for the three and nine months ended September 30, 2017, partially offset by $0.6 million and $2.5 million from lower borrowing levels and interest rates on the revolver portion of the senior secured credit facility and $0.2 million and $0.4 million for the three and nine months ended September 30, 2017 from lower interest on the corporate airplane loan which was paid off in January 2017.  The Company anticipates that the annual escalator at the end of the fourth year of the Master Lease (October 31, 2017) will be approximately $4.0 million, of which approximately $0.7 million will be incurred in the fourth quarter of 2017.

Interest income

Interest income decreased by $7.9 million or 96.3% and $16.9 million, or 84.1%, for the three and nine months ended September 30, 2017, as compared to the three and nine months ended September 30, 2016, primarily due to lower interest accrued on loans to the Jamul Tribe due to their refinancing on October 20, 2016 (see Note 2 to the condensed consolidated financial statements for further details).

Other

Other decreased by $0.6 million for the three months ended September 30, 2017, as compared to the three months ended September 30, 2016, primarily due to foreign currency translation losses, as compared to gains in the corresponding period in the prior year.

Taxes

The Company calculates the provision for income taxes during interim reporting periods by applying an estimate of the annual effective tax rate to the full year projected pretax book income or loss excluding certain discrete items. The effective tax rate (income taxes as a percentage of income from operations before income taxes) including discrete items was (2,507.15)% and (1,232.94)% for the three and nine months ended September 30, 2017, as compared to (25.56)% and 8.00% for the three and nine months ended September 30, 2016, primarily due to a year-over-year reduction to our federal and state valuation allowance. The impact of the valuation allowance is magnified by the year-over-year decrease in earnings before income taxes.

The Company’s effective income tax rate can vary from period to period depending on, among other factors, the geographic and business mix of our earnings, the level of our tax credits and the realizability of our deferred tax assets. Certain of these and other factors, including our history and projections of pretax earnings, are taken into account in assessing our ability to realize our net deferred tax assets.

The most significant positive evidence that led to the reversal of the valuation allowance during this interim period includes the following:

•

Achievement and sustained growth in our three-year cumulative pretax earnings.  During the fourth quarter of 2016, we emerged from a three-year cumulative pretax loss position, generating a near break-even cumulative amount of pretax income.  This cumulative pretax income increased to $76.6 million for the three months ended September 30, 2017 and is expected to rise substantially at year end since the Company had recorded a $161.5 million pretax loss in the fourth quarter of 2014 due to impairment charges of $155.3 million in that period.

•	Substantial pretax income in seven of the last eight quarters with the only loss reported eight quarters ago.

•

Lack of significant goodwill and intangible asset impairment charges expected in 2017.  The Company had experienced significant impairment charges in connection with the spin-off of its real estate assets to Gaming Leisure Properties, Inc. in November 2013.  The Company recorded impairment charges totaling $40.0 million, $159.9 million and $798.3 million for the years ended December 31, 2015, 2014 and 2013, respectively.  There were no impairments recorded in 2016 and for the nine months ended September 30, 2017, the Company recorded impairments of $29.9 million.

Accordingly, the valuation allowance has been significantly reduced by $766.2 million resulting in a substantial  decrease to income tax expense for the three and nine months ended September 30, 2017.

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

The following table presents a reconciliation of the Company’s most directly comparable GAAP financial measures to adjusted EBITDA, for the three and nine months ended September 30, 2017 and 2016 was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Net income	$789,340	$46,535	$811,523	$104,278
Income tax provision	(759,064)	(9,473)	(750,641)	9,065
Other	236	(404)	25,592	1,978
Income from unconsolidated affiliates	(4,781)	(3,505)	(14,350)	(11,662)
Interest income	(304)	(8,202)	(3,185)	(20,039)
Interest expense	118,236	114,349	350,000	345,548
Income from operations	$143,663	$139,300	$418,939	$429,168
Gain on disposal of assets	96	(2,781)	103	(3,440)
Impairment losses	24,317	—	29,952	—
Charge for stock compensation	1,853	1,517	5,827	4,554
Contingent purchase price	(20,716)	(30)	(16,794)	(1,111)
Depreciation and amortization	66,483	67,903	205,688	200,105
Insurance recoveries	—	(726)	—	(726)
Income from unconsolidated affiliates	4,781	3,505	14,350	11,662
Non-operating items for Kansas JV	1,310	2,572	4,570	7,713
Adjusted EBITDA	$221,787	$211,260	$662,635	$647,925
Master Lease payments	(114,489)	(109,710)	(340,907)	(331,867)
Adjusted EBITDA, after Master Lease payments	$107,298	$101,550	321,728	316,058

The reconciliation of each segment’s income (loss) from operations to adjusted EBITDA for the three and nine months ended September 30, 2017 and 2016 was as follows (in thousands):

Three months ended September 30, 2017	Northeast	South/West	Midwest	Other (1)	Total
Income (loss) from operations	$106,575	$4,772	$60,005	$(27,689)	$143,663
Charge for stock compensation	—	—	—	1,853	1,853
Impairment losses	—	21,111	—	3,206	24,317
Depreciation and amortization	19,661	9,224	9,560	28,038	66,483
Contingent purchase price	1,480	—	(44)	(22,152)	(20,716)
(Gain) loss on disposal of assets	(72)	(61)	56	173	96
Income (loss) from unconsolidated affiliates	—	—	5,157	(376)	4,781
Non‑operating items for Kansas JV	—	—	1,310	—	1,310
Adjusted EBITDA	$127,644	$35,046	$76,044	$(16,947)	$221,787

Three months ended September 30, 2016	Northeast	South/West	Midwest	Other (1)	Total
Income (loss) from operations	$101,752	$19,337	$56,343	$(38,132)	$139,300
Charge for stock compensation	—	—	—	1,517	1,517
Insurance recoveries	—	—	(726)	—	(726)
Depreciation and amortization	22,975	9,097	9,593	26,238	67,903
Contingent purchase price	(293)	—	—	263	(30)
(Gain) loss on disposal of assets	(13)	72	64	(2,904)	(2,781)
Income (loss) from unconsolidated affiliates	—	—	3,798	(293)	3,505
Non‑operating items for Kansas JV	—	—	2,572	—	2,572
Adjusted EBITDA	$124,421	$28,506	$71,644	$(13,311)	$211,260

Nine Months Ended September 30, 2017	Northeast	South/West	Midwest	Other (1)	Total
Income (loss) from operations	$317,327	$51,952	$180,818	$(131,158)	$418,939
Charge for stock compensation	—	—	—	5,827	5,827
Impairment losses	—	26,746	—	3,206	29,952
Depreciation and amortization	64,209	27,794	28,739	84,946	205,688
Contingent purchase price	2,662	—	(19)	(19,437)	(16,794)
Loss (gain) on disposal of assets	(104)	(56)	85	178	103
Income (loss) from unconsolidated affiliates	—	—	15,447	(1,097)	14,350
Non-operating items for Kansas JV	—	—	4,570	—	4,570
Adjusted EBITDA	$384,094	$106,436	$229,640	$(57,535)	$662,635

Nine Months Ended September 30, 2016	Northeast	South/West	Midwest	Other (1)	Total
Income (loss) from operations	$306,368	$72,944	$172,013	$(122,157)	$429,168
Charge for stock compensation	—	—	—	4,554	4,554
Insurance recoveries	—	—	(726)	—	(726)
Depreciation and amortization	69,177	26,701	28,621	75,606	200,105
Contingent purchase price	(1,374)	—	—	263	(1,111)
Loss on disposal of assets	(6)	58	18	(3,510)	(3,440)
Income (loss) from unconsolidated affiliates	—	—	12,261	(599)	11,662
Non-operating items for Kansas JV	—	—	7,713	—	7,713
Adjusted EBITDA	$374,165	$99,703	$219,900	$(45,843)	$647,925

Adjusted EBITDA for our Northeast segment increased by $3.2 million, or 2.6%, and $9.9 million, or 2.7% for the three and nine months ended September 30, 2017, as compared to the three and nine months ended September 30, 2016, primarily due to improved results at all four of our Ohio properties and Plainridge Park Casino, and for the nine months ended September 30, 2017 at Hollywood Casino at Penn National Race Course, partially offset by decreased results at Hollywood Casino Charles Town due to increased competition from the Maryland market.

Adjusted EBITDA for our Midwest segment increased by $4.4 million, or 6.1%, and $9.7 million, or 4.4% for the three and nine months ended September 30, 2017, as compared to the three and nine months ended September 30, 2016, primarily due to improved results at Argosy Casino Riverside, Hollywood Casino Lawrenceburg and Prairie State Gaming resulting from the acquisition of four smaller VGT route operators in Illinois since the fourth quarter 2016, partially offset during the nine months ended September 30, 2017 by lower adjusted EBITDA at Hollywood Casino Joliet.

Adjusted EBITDA for our South/West segment increased by $6.5 million, or 22.9%, for three months ended September 30, 2017, as compared to the three months ended September 30, 2016, primarily due to the acquisitions of 1st Jackpot and Resorts on May 1, 2017 which contributed adjusted EBITDA of $4.1 million for the three months ended September 30, 2017 and higher adjusted EBITDA at Zia Park Casino, as the local economy has shown slight increases, and at Tropicana Las Vegas.

Adjusted EBITDA for our South/West segment increased by $6.7 million, or 6.8% for nine months ended September 30, 2017, as compared to the nine months ended September 30, 2016, primarily due to the acquisitions of 1st Jackpot and Resorts on May 1, 2017 and higher adjusted EBITDA at Zia Park Casino, as the local economy has shown slight improvement and M Resort, partially offset by lower adjusted EBITDA at Tropicana Las Vegas due to a favorable legal settlement in the prior year.

Adjusted EBITDA for Other declined by $3.6 million, or 27.3%, and $11.7 million, or 25.5%, for the three and nine months ended September 30, 2017, as compared to the three and nine months ended September 30, 2016, primarily due to increased corporate overhead costs of $4.4 million and $19.7 million for the three and nine months ended September 30, 2017, primarily due to cash-settled stock compensation charges from a higher Penn stock price of $1.3 million and $13.8 million during 2017 compared to 2016, higher acquisition and development costs of $1.4 million and $2.7 million and higher bonus accrual expense of $1.3 million and $2.9 million due to the Company’s better overall performance against its budget, partially offset by earnings from Rocket Speed, which was acquired on August 1, 2016.

Liquidity and Capital Resources

Historically and prospectively, our primary sources of liquidity and capital resources have been and will be cash flow from operations, borrowings from banks and proceeds from the issuance of debt and equity securities.

Net cash provided by operating activities totaled $337.3 million and $320.0 million for the nine months ended September 30, 2017 and 2016, respectively.  The increase in net cash provided by operating activities of $17.3 million for nine months ended September 30, 2017, compared to the corresponding period in the prior year, was comprised primarily of an increase in cash receipts from customers of $79.1 million, primarily due to the acquisition of 1st Jackpot and Resorts on May 1, 2017, Rocket Speed on August 1, 2016 and four smaller acquisitions by Prairie State Gaming and an increase in income tax refunds of $9.7 million, partially offset by an increase in cash paid to suppliers and vendors of $22.8 million, primarily due to the acquisitions noted above, cash payments for the early extinguishment of debt of $18.0 million, $17.5 million lower interest income resulting from the refinancing of the Jamul loan in October 2016, an increase in cash paid for interest of $6.2 million, a $5.9 million increase in cash paid to employees and $0.7 million of insurance proceeds in the prior year.

Net cash used in investing activities totaled $192.5 million and $277.3 million for the nine months ended September 30, 2017 and 2016, respectively. The decrease in net cash used in investing activities of $84.8 million for the nine months ended September 30, 2017, compared to the corresponding period in the prior year, was primarily due to a $167.1 million decrease in loans to the Jamul Tribe, partially offset by higher business acquisition costs of $71.3 million related to the acquisition of 1st Jackpot and Resorts and four smaller acquisitions by Prairie State Gaming and decreased proceeds related to the sale of assets held for sale of $12.5 million.

Net cash used in financing activities totaled $109.5 million and $78.0 million for the nine months ended September 30, 2017 and 2016, respectively. The increase in net cash used in financing activities of $31.5 million for the nine months ended September 30, 2017, compared to the corresponding period in the prior year, was primarily due to higher principal payments on long-term debt of $1,390.3 million, due to the previously mentioned refinancing, increased payments on other long-term obligations of $21.8 million for the payoff of the corporate airplane loan, higher payments of $24.8 million relating to the repurchase of common stock, higher payments of $17.7 million relating to the resolution of the contingent purchase price obligation with Rocket Speed and increased payments on our financing obligation with GLPI of $5.5 million, partially offset by higher proceeds from our long-term debt of $1,344.6 million, due to the refinancing of corporate debt, and higher proceeds of $82.6 million from GLPI for the financing acquisition.

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

The following table summarizes our expected project capital expenditures by segment for the fiscal year ending December 31, 2017, and actual expenditures for the three and nine months ended September 30, 2017 (excluding licensing fees and net of reimbursements). The table below should not be utilized to predict future expected project capital expenditures subsequent to 2017.

	Expected for Year	Expenditure for
	Ending December 31,	Nine Months Ended	Balance to Expend
Property	2017	September 30, 2017	in 2017
	(in millions)

Northeast	$0.2	$0.2	$—
South/West	29.1	23.3	5.8
Midwest	5.9	5.3	0.6
Total	$35.2	$28.8	$6.4

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

During the nine months ended September 30, 2017, we spent $41.4 million for maintenance capital expenditures, with $14.9 million at our Northeast segment, $9.9 million at our South/West segment, $14.3 million at our Midwest segment, and $2.3 million for other. The majority of the maintenance capital expenditures were for slot machines, slot machine equipment and food and beverage enhancements.

Cash generated from operations and cash available under the revolving credit facility portion of our senior secured credit facility funded our project and maintenance capital expenditures in 2017 to date.

Jamul Tribe

The Loan to the Jamul Tribe, which totaled $75.5 million and $92.1 million at September 30, 2017 and December 31, 2016, is accounted for as a loan on the condensed consolidated balance sheets and as such is not included in the capital expenditures table presented above.  As of September 30, 2017, we have not recorded any management fees during 2017 from this facility.

Senior Secured Credit Facility

On January 19, 2017, the Company entered into a new senior secured credit facility. The new senior secured credit facility consists of a five year $700 million revolver, a five year $300 million Term Loan A facility, and a seven year $500 million Term Loan B facility (the “Amended Credit Facilities”). The Term Loan A facility was priced at LIBOR plus a spread (ranging from 3.00% to 1.25%) based on the Company’s consolidated total net leverage ratio as defined in the new senior secured credit facility. The Term Loan B facility was priced at LIBOR plus 2.50%, with a 0.75% LIBOR floor.  At September 30, 2017, the Company’s senior secured credit facility had a gross outstanding balance of $830.0 million, consisting of a $292.5 million Term Loan A facility, a $497.5 million Term Loan B facility, and $40.0 million outstanding on the revolving credit facility. Additionally, at September 30, 2017, the Company had conditional obligations under letters of credit issued pursuant to the senior secured credit facility with face amounts aggregating $22.1 million, resulting in $637.9 million of available borrowing capacity as of September 30, 2017 under the revolving credit facility. In connection with the repayment of the previous senior secured credit facility, the Company recorded $1.7 million in refinancing costs and a $2.3 million loss on the early extinguishment of debt for the nine months ended September 30, 2017 related to the write-off of deferred debt issuance costs and the discount on the Term Loan B facility of the previous senior secured credit facility.

Redemption of 5.875% Senior Subordinated Notes

In the first quarter of 2017, the Company redeemed all of its $300 million 5.875% senior subordinated notes, which were due in 2021 (“5.875% Notes”). In connection with this redemption, the Company recorded a $21.1 million loss on the early extinguishment of debt for the nine months ended September 30, 2017 related to the difference between the reacquisition price of the 5.875% Notes compared to its carrying value.

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

Master Lease Financing Obligation with GLPI

As discussed in Note 9 to the condensed consolidated financial statements, the Company makes significant payments to GLPI under the Master Lease.  As of September 30, 2017, the Company financed with GLPI real property assets associated with twenty of the Company’s gaming and related facilities used in the Company’s operations.

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

At September 30, 2017, the Company was in compliance with all required financial covenants.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The table below provides information at September 30, 2017 about our financial instruments that are sensitive to changes in interest rates. For debt obligations, the table presents notional amounts maturing during the period and the related weighted-average interest rates by maturity dates. Notional amounts are used to calculate the contractual payments to be exchanged by maturity date and the weighted-average interest rates are based on implied forward LIBOR rates at September 30, 2017.

	10/01/17 -	10/01/18 -	10/01/19 -	10/01/20 -	10/01/21 -			Fair Value
	09/30/18	09/30/19	09/30/20	09/30/21	09/30/22	Thereafter	Total	09/30/17
	(in thousands)
Long-term debt:
Fixed rate	$—	$—	$—	$—	$—	$400,000	$400,000	$413,000
Average interest rate						5.63%

Variable rate	$20,000	$23,750	$31,250	$35,000	$247,500	$472,500	$830,000	$832,271
Average interest rate (1)	4.38%	4.43%	4.45%	4.11%	4.11%	4.65%	—

(1)	Estimated rate, reflective of forward LIBOR plus the spread over LIBOR applicable to variable-rate borrowing.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Controls and Procedures

The Company’s management, under the supervision and with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of September 30, 2017, which is the end of the period covered by this Quarterly Report on Form 10-Q. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well-designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2017 to ensure that information required to be disclosed by the Company in reports we file or submit under the Exchange Act is (i) recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the United States Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to the Company’s management, including the Company’s principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

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

ITEM 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

On February 3, 2017, the Company announced a repurchase program pursuant to which the Board of Directors authorized the repurchase of up to $100 million of the Company’s common stock which can be executed over a two year period. The following table provides information regarding purchases of our common stock pursuant to the repurchase program from July 1, 2017 through September 30, 2017.  All of the repurchased shares have been retired.

			Total Number of	Maximum Dollar
			Shares Purchased as	Value of Shares that
			Part of Publicly	May Yet Be
	Total Number of	Average Price Paid	Announced	Purchased Under
	Shares Purchased	per Share	Program	the Program

July 1, 2017 - July 31, 2017	—	—	N/A	$94,214,031
August 1, 2017 - August 31, 2017	214,000	22.08	630,886	$89,489,831
September 1, 2017 - September 30, 2017	633,263	22.52	1,264,149	$75,229,530

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

101*

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Balance Sheets at September 30, 2017 and December 31, 2016, (ii) the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2017 and 2016, (iii) the Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2017 and 2016, (iv) the Condensed Consolidated Statements of Changes in Shareholders’ Equity for the nine months ended September 30, 2017 and 2016, (v) the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2017 and 2016 and (vi) the notes to the Condensed Consolidated Financial Statements, tagged as blocks of text.

#       Compensation plans and arrangements for executives and others.

*       Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PENN NATIONAL GAMING, INC.

November 3, 2017	By:	/s/ Timothy J. Wilmott
Timothy J. Wilmott
Chief Executive Officer