Form 10-K
period 2017-12-31
PENN NATIONAL GAMING INC
filed 2018-03-01
CIK 921738

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10‑K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
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

Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S‑T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S‑K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10‑K or any amendment to this Form 10‑K. ◻

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of June 30, 2017 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the voting common stock held by non‑affiliates of the registrant was approximately $1.81 billion. Such aggregate market value was computed by reference to the closing price of the common stock as reported on the NASDAQ Global Select Market on June 30, 2017.

The number of shares of the registrant’s common stock outstanding as of February 15, 2018 was 91,674,552.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its 2018 annual meeting of shareholders are incorporated by reference into Part III.

IMPORTANT FACTORS REGARDING FORWARD‑LOOKING STATEMENTS

This document includes “forward‑looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements are included throughout the document, including the section entitled “Risk Factors,” and relate to our business strategy, our prospects and our financial position. These statements can be identified by the use of forward‑looking terminology such as “expects,” “believes,” “estimates,” “projects,” “intends,” “plans,” “seeks,” “may,” “will,” “should” or “anticipates” or the negative or other variation of these or similar words, or by discussions of future events, strategies or risks and uncertainties. In addition, forward-looking statements in this document include information regarding our proposed acquisition of Pinnacle Entertainment, Inc. (“Pinnacle”), the potential effects of the pending acquisition on our business and operations prior to the consummation thereof, the effects on Penn National Gaming, Inc. (“Penn”) and its subsidiaries (together with Penn, collectively, the “Company”) if the acquisition is not consummated and information regarding the combined operations and business of the Company and Pinnacle following the acquisition, if consummated.  Specifically, forward‑looking statements may include, among others, statements concerning:

•	the combination of our business and operations with Pinnacle’s operations and business;

•	the financing, timing of, and our expectations regarding, the completion of our acquisition of Pinnacle;

•	the real estate sales and divestitures anticipated to be required in order to complete our acquisition of Pinnacle;

•	potential litigation relating to the acquisition of Pinnacle;

•	our expectations of future results of operations or financial condition;

•	our expectations for our operating properties or our development projects;

•	the timing, cost and expected impact of planned capital expenditures on our results of operations;

•	the impact of our geographic diversification;

•	our expectations with regard to the impact of competition;

•	our expectations with regard to further acquisitions and development opportunities, as well as the integration and ultimate results of any companies we have acquired or may acquire;

•	the outcome and financial impact of the litigation in which we are or will be periodically involved;

•	the actions of regulatory, legislative, executive or judicial decisions at the federal, state or local level with regard to our business and new business lines and the impact of any such actions;

•	our ability to maintain regulatory approvals for our existing businesses and to receive regulatory approvals for our new businesses;

•	our expectations regarding economic and consumer conditions;

•	our expectations for the continued availability and cost of capital;

•	our expectations with respect to the termination of our management service contract for Casino Rama; and

•	our expectations regarding the impact of the Tax Cuts and Jobs Act (the “Act”) on our net deferred tax assets and our tax expense with respect the repatriation of foreign earnings.

Although the Company believes that the expectations reflected in such forward‑looking statements are reasonable, they are inherently subject to risks, uncertainties and assumptions about our subsidiaries and us.  There can be no assurance that actual results will not differ materially from our expectations, and accordingly, our forward‑looking statements are qualified in their entirety by reference to the factors described below and in the information incorporated by reference herein. Meaningful factors that could cause actual results to differ materially from the forward‑looking statements include, without limitation, risks related to the following:

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

•

with respect to our loan and related funding commitments to the Jamul Indian Village Development Corporation, particular risks associated with the collectability of our loan and the risk of future impairment charges as well as the risks associated with the pending termination of our management, license and development agreements;

•	with respect to our Plainridge Park Casino in Massachusetts, the ultimate location and timing of the other gaming facilities in the state and the region;

•

with respect to our social and other interactive gaming endeavors, risks related to the social gaming industry, employee retention, cyber-security, data privacy, intellectual property and legal and regulatory challenges, increasing competition as well as our ability to successfully develop innovative new games that attract and retain a significant number of players in order to grow our revenues and earnings;

•

with respect to Illinois Gaming Investors, LLC (d/b/a Prairie State Gaming), risks relating to recent acquisitions of additional assets and the integration of such acquisitions, our ability to successfully compete in the VGT market, our ability to retain existing customers and secure new customers, risks relating to municipal authorization of VGT operations and the implementation and the ultimate success of the products and services being offered;

•

with respect to recent gaming expansion anticipated in Pennsylvania, including our recently awarded Category 4 license in York County, risks related to the potential cannibalization to Hollywood Casino at Penn National Race Course and Hollywood Gaming at Mahoning Valley Race Course, ongoing litigation surrounding Pennsylvania’s gaming expansion legislation and the ultimate location of other gaming facilities in the Commonwealth;

•

with respect to our proposed acquisition of Pinnacle, risks relating to the integration of the businesses and assets to be acquired, the possibility that the proposed transaction does not close when expected or at all because of required regulatory, shareholder or other approvals that are not received or other conditions to the closing that are not satisfied on a timely basis or at all, the risk that the financing required to fund the transaction is not obtained on the terms anticipated or at all, the possibility that the transactions involving Boyd Gaming Corporation and/or Gaming and Leisure Properties, Inc. do not close in a timely fashion or at all, potential adverse reactions or changes to the business or employee relationships, potential litigation challenging the transaction, the possibility that the anticipated benefits of the transaction are not realized when expected or at all, the possibility that additional divestitures may be required, and the possibility that the transaction may be more expensive than anticipated; and

•	other factors included under the heading “Risk Factors” in this Annual Report on Form 10-K or discussed in our filings with the U.S. Securities and Exchange Commission.

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

PART I

ITEM 1.  BUSINESS

Overview

Penn National Gaming, Inc. (“Penn”) and together with its subsidiaries (collectively, the “Company,” “we,” “our”or “us”) is a leading, geographically diversified, multi‑jurisdictional owner and manager of gaming and racing facilities and video gaming terminal operations with a focus on slot machine entertainment. The Company was incorporated in Pennsylvania in 1982 as PNRC Corp. and adopted its current name in 1994, when the Company became a publicly traded company. In 1997, we began our transition from a pari‑mutuel company to a diversified gaming company with the acquisition of the Charles Town property and the introduction of video lottery terminals in West Virginia. Since 1997, we have continued to expand our gaming operations through strategic acquisitions, greenfield projects, and property expansions.  For example, in 2015, we opened Plainridge Park Casino, an integrated racing and slots-only gaming facility in Plainville, Massachusetts in June, completed the acquisition of our first Las Vegas strip asset, Tropicana Hotel and Casino (“Tropicana Las Vegas”) in Las Vegas, Nevada in August, and acquired Illinois Gaming Investors LLC (d/b/a Prairie State Gaming, (“Prairie State Gaming”) one of the largest video gaming terminal route operators in Illinois, in September.

In 2016, our subsidiary, Prairie State Gaming, acquired two small video gaming terminal route operators in Illinois.  We have also recently implemented our interactive gaming strategy through our subsidiary, Penn Interactive Ventures, LLC (“Penn Interactive Ventures”) which included launching our HollywoodCasino.com Play4Fun social gaming platform with Scientific Games and on August 1, 2016, we enhanced our social gaming offerings with the acquisition of Rocket Speed, Inc. (“Rocket Speed”)), a leading developer of social casino games.  On May 1, 2017, we completed our acquisition of 1st Jackpot Casino Tunica (formerly known as Bally’s Casino Tunica, (“1st Jackpot”)) and Resorts Casino Tunica (“Resorts”).  In the first half of 2017, our subsidiary, Prairie State Gaming acquired the assets of two additional smaller video gaming terminal operators in Illinois.

Anticipated Acquisition of Pinnacle

On December 17, 2017, the Company entered into an agreement to acquire Pinnacle Entertainment, Inc., a leading regional gaming operator.  This transaction, which is expected to close in the second half of 2018 (subject to receipt of all required regulatory approvals and the satisfaction of other conditions to closing), is expected to add eleven more properties to our holdings and to provide greater operational scale and geographic diversity.

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

Master Lease

On November 1, 2013, the Company completed its plan to separate its gaming operating assets from its real property assets by creating a newly formed, publicly traded real estate investment trust (“REIT”), known as Gaming and Leisure Properties, Inc. (“GLPI”), through a tax free spin‑off (the “Spin‑Off”).

As a result of the Spin‑Off, GLPI owns substantially all of Penn’s former real property assets as of such date and leases back those assets (other than Hollywood Casino Baton Rouge and Hollywood Casino Perryville, the “TRS Properties”) to Penn for use by its subsidiaries, under a “triple net” master lease agreement (the “Master Lease”) (which has a fifteen‑year initial term that can be extended at Penn’s option for up to four five‑year renewal terms). Penn continues to operate the leased gaming facilities and holds the gaming licenses associated with these facilities.  The TRS Properties were transferred to GLPI in connection with the Spin-Off and the financial results from these properties were included in discontinued operations for 2013.

As of December 31, 2017, the Company leased from GLPI real property assets associated with twenty of the Company’s gaming and related facilities used in the Company’s operations. The following summary of the Master Lease is qualified in its entirety by reference to the Master Lease and subsequent amendments, each of which has been filed with the U.S. Securities and Exchange Commission. It was determined that the Master Lease did not meet the requirements of a normal leaseback under Accounting Standards Codification (“ASC”) 840 “Leases” due to prohibited forms of continuing involvement and is therefore accounted for as a financing obligation.

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

On May 1, 2017, following the acquisition of RIH Acquisitions MS I, LLC and RIH Acquisitions MS II, LLC, the holding companies for the gaming operations of 1st Jackpot and Resorts in Tunica, Mississippi, an amendment to the Master Lease was entered into in order to add the two additional facilities. The Company is operating both of these casino properties and it leases the underlying real estate associated with these two businesses from GLPI with a total initial annual payment of $9.0 million subject to the provisions included in the terms of the Master Lease. The transaction increased the Company’s Master Lease financing obligation by $82.6 million on the acquisition date, which represents the purchase price GLPI paid for the underlying real estate assets.

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

Segment Information

The Company’s Chief Executive Officer, who is the Company’s Chief Operating Decision Maker (“CODM”), as that term is defined in ASC 280 “Segment Reporting”, measures and assesses the Company’s business performance based on regional operations of various properties grouped together based primarily on their geographic locations.

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

The South/West reportable segment consists of the following properties: Zia Park Casino, Hollywood Casino Tunica, Hollywood Casino Gulf Coast, Boomtown Biloxi, M Resort, Tropicana Las Vegas, 1st Jackpot and Resorts which were acquired on May 1, 2017, as well as our management contract with Hollywood Casino Jamul-San Diego.  In late February 2018, the Company and the Jamul Tribe mutually agreed that Penn would no longer manage the facility or provide branding and development services on May 28, 2018. The company will provide a transition that it anticipates will last through approximately late May.

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

The Other category consists of the Company’s standalone racing operations, namely Rosecroft Raceway, which was sold on July 31, 2016, Sanford-Orlando Kennel Club, and the Company’s joint venture interests in Sam Houston Race Park, Valley Race Park, and Freehold Raceway. If the Company is successful in obtaining gaming operations at these locations, they would be assigned to one of the Company’s regional executives and reported in their respective reportable segment. The Other category also includes the Company’s corporate overhead operations, which does not meet the definition of an operating segment under ASC 280. Additionally, the Other category includes Penn Interactive Ventures, the Company’s wholly-owned subsidiary that represents its social online gaming initiatives, including Rocket Speed. Penn Interactive Ventures meets the definition of an operating segment under ASC 280, but is quantitatively not significant to the Company’s operations as it represents less than 2% of net revenues and 5% of income from operations for the year ended December 31, 2017, and its total assets represent less than 2% of the Company’s total assets at December 31, 2017.

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

See Note 15 to the consolidated financial statements for further information with respect to the Company’s segments.

Properties

Penn National Gaming, Inc. owns, operates, or has ownership interests in gaming and racing facilities and video gaming terminal operations with a focus on slot machine entertainment. As of December 31, 2017, we operated twenty‑nine facilities in the following seventeen jurisdictions: Florida, Illinois, Indiana, Kansas, Maine, Massachusetts, Mississippi, Missouri, Nevada, New Jersey, New Mexico, Ohio, Pennsylvania, Texas, West Virginia, California, and Ontario.

The real estate of the Master Lease properties described below has been contributed to GLPI; however, Penn continues to operate the leased gaming facilities. The following table summarizes certain features of the Master Lease properties operated and managed by us as of December 31, 2017:

Master Lease Properties

			Approx.
			Property
			Square	Gaming	Table	Hotel
	Location	Type of Facility	Footage(1)	Machines	Games(2)	Rooms
Hollywood Casino at Charles Town Races	Charles Town, WV	Land‑based gaming/Thoroughbred racing	511,249	2,391	73	153
Hollywood Casino Lawrenceburg	Lawrenceburg, IN	Dockside gaming	634,000	1,711	63	295
Hollywood Casino Toledo	Toledo, OH	Land‑based gaming	285,335	2,043	51	—
Hollywood Casino Columbus	Columbus, OH	Land‑based gaming	354,075	2,237	64	—
Hollywood Gaming at Dayton Raceway	Dayton, OH	Land‑based gaming/Harness racing	191,037	1,015	—	—
Hollywood Gaming at Mahoning Valley Race Course	Youngstown, OH	Land‑based gaming/Thoroughbred racing	177,448	1,036	—	—
Hollywood Casino St. Louis	Maryland Heights, MO	Dockside gaming	645,270	2,003	63	502
Hollywood Casino at Penn National Race Course	Grantville, PA	Land‑based gaming/Thoroughbred racing	451,758	2,319	54	—
M Resort	Henderson, NV	Land‑based gaming	910,173	1,180	40	390
Argosy Casino Riverside	Riverside, MO	Dockside gaming	450,397	1,479	42	258
Hollywood Casino Gulf Coast	Bay St. Louis, MS	Land‑based gaming	425,920	1,016	21	291
Hollywood Casino Tunica	Tunica, MS	Dockside gaming	315,831	1,020	17	494
1st Jackpot Casino (formerly known as Bally's Casino Tunica)	Tunica, MS	Dockside gaming	78,941	900	16	—
Resorts Casino Tunica	Tunica, MS	Dockside gaming	319,823	805	7	201
Hollywood Casino Aurora	Aurora, IL	Dockside gaming	222,189	1,066	27	—
Boomtown Biloxi	Biloxi, MS	Dockside gaming	134,800	783	14	—
Hollywood Casino Joliet	Joliet, IL	Dockside gaming	322,446	1,100	18	100
Hollywood Casino Bangor	Bangor, ME	Land‑based gaming/Harness racing	257,085	739	14	152
Argosy Casino Alton(3)	Alton, IL	Dockside gaming	124,569	796	12	—
Zia Park Casino	Hobbs, NM	Land‑based gaming/Thoroughbred racing	193,645	734	—	154
Total			7,005,991	26,373	596	2,990

(1)	Square footage includes conditioned space and excludes parking garages and barns.

(2)	Excludes poker tables.

(3)	Excludes the riverboat, which continues to be owned by Penn.

The following table summarizes certain features of the properties that are not subject to the Master Lease and are owned and operated, or managed, by us as of December 31, 2017:

Other Properties

			Approx.
			Property
			Square	Gaming	Table	Hotel
	Location	Type of Facility	Footage(1)	Machines	Games(2)	Rooms
Owned Properties:
Hollywood Casino at Kansas Speedway(3)	Kansas City, KS	Land‑based gaming	244,791	2,000	41	—
Freehold Raceway(4)	Freehold, NJ	Standardbred racing	132,865	—	—	—
Sanford‑Orlando Kennel Club	Longwood, FL	Greyhound racing	58,940	—	—	—
Plainridge Park Casino	Plainville, MA	Land‑based gaming/Harness racing	196,473	1,249	—	—
Sam Houston Race Park(5)	Houston, TX	Thoroughbred racing	283,383	—	—	—
Valley Race Park(5)	Harlingen, TX	Greyhound racing	91,000	—	—	—
Tropicana Las Vegas	Las Vegas, NV	Land‑based gaming	1,183,984	655	35	1,470
Managed Property:
Casino Rama(6)	Orillia, Ontario	Land‑based gaming	864,047	2,523	101	289
Hollywood Casino Jamul - San Diego (7)	San Diego, CA	Land‑based gaming	195,913	1,730	40	—
VGT‑route Operations:
Prairie State Gaming	Illinois	Land‑based gaming	N/A	1,715	—	—
Total			3,251,396	9,872	217	1,759

(1)	Square footage includes conditioned space and excludes parking garages and barns.

(2)	Excludes poker tables.

(3)	Pursuant to a joint venture with International Speedway Corporation (“International Speedway”).

(4)	Pursuant to a joint venture with Greenwood Limited Jersey, Inc., a subsidiary of Greenwood Racing, Inc.

(5)	Pursuant to a joint venture with MAXXAM, Inc. (“MAXXAM”).

(6)	Pursuant to a management contract.

(7)	Pursuant to management and branding services agreements. Opened on October 10, 2016.

As mentioned above, we organize the properties we operate, manage and own, as applicable, into three segments, Northeast, South/West and Midwest. Below is a description of each of our properties by segment.

Northeast Properties

Hollywood Casino at Charles Town Races

Hollywood Casino at Charles Town Races is located in Charles Town, West Virginia, within approximately an hour drive of the Baltimore, Maryland and Washington, D.C. markets. Hollywood Casino at Charles Town Races features 511,249 of property square footage with 2,391 gaming machines, 73 table games and 16 poker tables and a 153‑room hotel. Hollywood Casino at Charles Town Races also features various dining options, including a high‑end steakhouse, a sports bar and entertainment lounge, as well as an Asian themed restaurant. The complex also features live thoroughbred racing at a 3/4‑mile all‑weather lighted thoroughbred racetrack with a 3,000‑seat grandstand, parking for 5,781 vehicles and simulcast wagering and dining.

Hollywood Casino at Penn National Race Course

Hollywood Casino at Penn National Race Course is located in Grantville, Pennsylvania, which is 15 miles northeast of Harrisburg. Hollywood Casino at Penn National Race Course features 451,758 of property square footage with 2,319 slot machines, 54 table games and 16 poker tables. The facility also includes an entertainment bar and lounge, a sports bar, a buffet, a high‑end steakhouse and various casual dining options, as well as a simulcast facility and viewing area for live racing. The facility has ample parking, including a five‑story self‑parking garage, with capacity for approximately 2,200 cars, and approximately 1,500 surface parking spaces for self and valet parking. The property includes a one‑mile all‑weather lighted thoroughbred racetrack and a 7/8‑mile turf track. The property also includes approximately 393 acres that are available for future expansion or development.

Hollywood Casino Toledo

Hollywood Casino Toledo is located in Toledo, Ohio and opened on May 29, 2012. Hollywood Casino Toledo is a Hollywood‑themed casino featuring 285,335 of property square footage with 2,043 slot machines, 51 table games and 20 poker tables. Hollywood Casino Toledo also includes multiple food and beverage outlets, an entertainment lounge, and structured and surface parking for approximately 3,300 spaces.

Hollywood Casino Columbus

Hollywood Casino Columbus is located in Columbus, Ohio and opened on October 8, 2012. Hollywood Casino Columbus is a Hollywood‑themed casino featuring 354,075 of property square footage with 2,237 slot machines, 64 table games and 36 poker tables. Hollywood Casino Columbus also includes multiple food and beverage outlets, an entertainment lounge, and structured and surface parking for 4,616 spaces.

Hollywood Gaming at Dayton Raceway

Hollywood Gaming at Dayton Raceway is located in Dayton, Ohio and opened on August 28, 2014. Hollywood Gaming at Dayton Raceway is a Hollywood‑themed facility featuring 191,037 of property square footage with 1,015 video lottery terminals and a 5/8‑mile standardbred racetrack. Hollywood Gaming at Dayton Raceway also includes various restaurants, bars, surface parking for 1,806 spaces and other amenities.

Hollywood Gaming at Mahoning Valley Race Course

Hollywood Gaming at Mahoning Valley Race Course is located in Youngstown, Ohio and opened on September 17, 2014. Hollywood Gaming at Mahoning Valley Race Course is a Hollywood‑themed facility featuring

177,448 of property square footage with 1,036 video lottery terminals and a one‑mile thoroughbred racetrack. Hollywood Gaming at Mahoning Valley Race Course also includes various restaurants, bars, surface parking with 1,254 spaces and other amenities.

Hollywood Casino Bangor

Hollywood Casino Bangor, which is located in Bangor, Maine, includes 257,085 of property square footage with 739 slot machines, 14 table games and four poker tables. Hollywood Casino Bangor’s amenities include a 152‑room hotel with 5,119 square feet of meeting and multipurpose space, three eateries, a buffet, a snack bar and a casual dining restaurant, a small entertainment stage, and a four‑story parking garage with 1,500 spaces. Bangor Raceway, which is adjacent to the property, is located at historic Bass Park and includes a one‑half mile standardbred racetrack and grandstand to seat 3,500 patrons.

Plainridge Park Casino

Plainridge Park Casino, which opened on June 24, 2015, is located 20 miles southwest of the Boston beltway just off interstate 95 in Plainville, Massachusetts. Plainridge Park features 196,473 of property square footage with 1,249 gaming devices. Plainridge Park Casino offers various restaurants, bars, 1,620 structured and surface parking spaces, and other amenities. Plainridge Park Casino also includes a 5/8‑mile live harness racing facility with approximate 55,000 square foot, two story clubhouse for simulcast operations and live racing viewing.

Casino Rama

Through CHC Casinos Canada Limited (“CHC Casinos”), our indirectly wholly‑owned subsidiary, we manage Casino Rama, a full service gaming and entertainment facility, on behalf of the Ontario Lottery and Gaming Corporation (“OLG”), an agency of the Province of Ontario. Casino Rama is located on the lands of the Rama First Nation, approximately 90 miles north of Toronto. The property has 864,047 of property square footage with 2,523 gaming machines, 101 table games and 10 poker tables. In addition, the property includes a 5,000‑seat entertainment facility, a 289‑room hotel and 3,422 surface parking spaces.

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

In June 2014, we signed an agreement to extend the Casino Rama Agreement on a month‑to‑month basis with a 60‑day notice period for up to a maximum period of forty‑eight months, ending September 30, 2018. The OLG is exploring bids for new operating contracts and privatization in Ontario, including at Casino Rama.  As a result, we expect our management contract with the OLG to end shortly after June 30, 2018.

South/West Properties

M Resort

The M Resort, located approximately ten miles from the Las Vegas strip in Henderson, Nevada, is situated on approximately 90 acres on the southeast corner of Las Vegas Boulevard and St. Rose Parkway. The resort features 910,173 of property square footage with 1,180 slot machines and 40 table games. The M Resort also offers 390 guest rooms and suites, seven restaurants and six destination bars, more than 60,000 square feet of meeting and conference space, a 4,700 space parking facility, a spa and fitness center and a 100,000 square foot events piazza.

Zia Park Casino

Zia Park Casino is located in Hobbs, New Mexico and includes a casino, as well as an adjoining racetrack. The property includes 193,645 of property square footage with 734 slot machines and two restaurants. The property has a one‑mile quarter/thoroughbred racetrack, with live racing from September to December, and a year‑round simulcast parlor. In August 2014, we opened a new hotel, which includes 148 rooms, six suites, a business center, exercise/fitness facilities and a breakfast venue.

Hollywood Casino Tunica

Hollywood Casino Tunica is located in Tunica, Mississippi. This single‑level property features 315,831 of property square footage with 1,020 slot machines, 17 table games and six poker tables. Hollywood Casino Tunica also has a 494‑room hotel and 123‑space recreational vehicle park. Entertainment amenities include a steakhouse, a buffet, a grill, an entertainment lounge, a premium players’ club, a themed bar facility, an indoor pool and showroom as well as banquet and meeting facilities. In addition, Hollywood Casino Tunica offers surface parking with 1,635 spaces.

1st Jackpot Casino (formerly known as Bally’s Casino Tunica)

1st Jackpot Casino, the closest Tunica-area casino to downtown Memphis, features 78,941 of property square footage with 900 slot machines and 16 table games, along with a steakhouse, buffet restaurant, 24-hour café, and a live entertainment venue.

Resorts Casino Tunica

Resorts Casino Tunica, which is located adjacent to Hollywood Casino Tunica, features 319,823 of property square footage with 805 slot machines and 7 table games. The property also offers a steakhouse, buffet restaurant and 24-hour café as well as 18,000 square feet of meeting and event space and a 201-room hotel.

Hollywood Casino Gulf Coast

Hollywood Casino Gulf Coast (formerly Hollywood Casino Bay St. Louis), which is located in Bay St. Louis, Mississippi, features 425,920 of property square footage with 1,016 slot machines, 21 table games, and five poker tables. The waterfront Hollywood Hotel features 291 rooms, a 10,000 square foot ballroom, and nine separate meeting rooms offering more than 14,000 square feet of meeting space. Hollywood Casino Gulf Coast offers live concerts and various entertainment on weekends. The property also features The Bridges golf course, an 18‑hole championship golf course. Hollywood Casino Gulf Coast has various dining facilities including a steakhouse, a buffet, a grill and a clubhouse lounge as well as an entertainment bar. Other amenities include a recreational vehicle park with 100 spaces and a gift shop, lazy river, spa, and pool cabanas.

Boomtown Biloxi

Boomtown Biloxi is located in Biloxi, Mississippi and offers 134,800 of property square footage with 783 slot machines and 14 table games. It features a buffet, a steakhouse, a 24‑hour grill, a noodle bar and an recreational vehicle park with 50 spaces. Boomtown Biloxi also has 1,450 surface parking spaces.

Tropicana Las Vegas

The Company acquired Tropicana Las Vegas on August 25, 2015. Tropicana Las Vegas, located on the strip in Las Vegas, Nevada, is situated on an approximate 35‑acre land parcel at the corner of Tropicana Boulevard and Las Vegas Boulevard. The resort features 1,183,984 of property square footage with 655 slot machines and 35 table games. Tropicana Las Vegas offers 1,470 guest rooms, a sports book, four full services restaurants, a food court, a 1,100‑seat performance theater, a 300‑seat comedy club, over 100,000 square feet of exhibition and meeting space, a five‑acre tropical beach event area and spa, and 2,095 parking spaces.

Hollywood Casino Jamul-San Diego

Hollywood Casino Jamul – San Diego is a three-story gaming and entertainment facility featuring approximately 200,000 square feet with 1,730 slot machines, 40 live table games, multiple restaurants, bars and lounges and a partially enclosed parking structure with over 1,800 spaces.  The facility opened to the public on October 10, 2016.  The Company currently provides a portion of the financing in connection with the project including additional commitments for future construction spending and, following the opening, manages the casino.  In late February 2018, the Company and the Jamul Tribe mutually agreed that Penn would no longer manage the facility or provide branding and development services on May 28, 2018. The company will provide a transition that it anticipates will last through approximately late May.

Midwest Properties

Hollywood Casino Aurora

Hollywood Casino Aurora, part of the Chicagoland market, is located in Aurora, Illinois, the second largest city in Illinois, approximately 35 miles west of Chicago. This single‑level dockside casino provides 222,189 of property square footage with 1,066 slot machines, 27 gaming tables and six poker tables. The facility features a steakhouse with a private dining room, a VIP lounge for premium players, a casino bar with video poker, a buffet, and a deli. Hollywood Casino Aurora also has a surface parking lot, two parking garages with approximately 1,500 parking spaces, and a gift shop.

Hollywood Casino Joliet

Hollywood Casino Joliet, part of the Chicagoland market, is located on the Des Plaines River in Joliet, Illinois, approximately 40 miles southwest of Chicago. This barge‑based casino provides two levels with 1,100 slot machines, 18 table games and three poker tables. The land‑based pavilion includes a steakhouse, a buffet and a sports bar. The casino barge includes a deli and VIP lounge. The complex also includes a 100‑room hotel, a 1,100 space parking garage, surface parking areas with approximately 1,500 spaces and an 80‑space recreational vehicle park. In total, the facility includes 322,446 of property square footage.

Argosy Casino Alton

Argosy Casino Alton is located on the Mississippi River in Alton, Illinois, approximately 20 miles northeast of downtown St. Louis. Argosy Casino Alton is a three‑deck gaming facility featuring 124,569 of property square footage with 796 slot machines and 12 table games. Argosy Casino Alton includes an entertainment pavilion and features a 214‑seat buffet, a restaurant, a deli and a 475‑seat main showroom. The facility also includes surface parking areas with 1,341 spaces.

Argosy Casino Riverside

Argosy Casino Riverside is located on the Missouri River, approximately five miles from downtown Kansas City in Riverside, Missouri. The property features 450,397 of property square footage with 1,479 slot machines and 42 table games. This Mediterranean‑themed casino and hotel features a nine‑story, 258‑room hotel and spa, an entertainment facility featuring various food and beverage areas, including a buffet, a steakhouse, a deli, a coffee bar, a Mexican restaurant, a VIP lounge and a sports/entertainment lounge and 19,000 square feet of banquet/conference facilities. Argosy Casino Riverside also has parking for approximately 3,000 vehicles, including a 1,250 space parking garage.

Hollywood Casino Lawrenceburg

Hollywood Casino Lawrenceburg is located on the Ohio River in Lawrenceburg, Indiana, approximately 15 miles west of Cincinnati. The Hollywood‑themed casino riverboat has 634,000 square feet of property square footage with 1,711 slot machines, 63 table games and 19 poker tables. Hollywood Casino Lawrenceburg also includes a 295‑room hotel, as well as a restaurant, bar, nightclub, sports bar, two cafes and meeting space.

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

Hollywood Casino St. Louis

Hollywood Casino St. Louis is located adjacent to the Missouri River in Maryland Heights, Missouri, directly off I‑70 and approximately 22 miles northwest of downtown St. Louis, Missouri. The facility is situated on approximately 248 acres along the Missouri River and features 645,270 of property square footage with 2,003 slot machines, 63 table games, 20 poker tables, a 502 guestroom hotel, nine dining and entertainment venues and structured and surface parking with approximately 4,600 spaces.

Prairie State Gaming

The Company acquired Illinois Gaming Investors, LLC, d/b/a Prairie State Gaming, a licensed video gaming terminal route operator in Illinois, on September 1, 2015. Prairie State Gaming’s operations now include more than 1,715 video gaming terminals across a network of approximately 377 bar and retail gaming establishments in seven distinct geographic areas throughout Illinois.

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

Sam Houston Race Park and Valley Race Park

Our joint venture with MAXXAM owns and operates the Sam Houston Race Park in Houston, Texas and the Valley Race Park in Harlingen, Texas, and holds a license for a racetrack in Manor, Texas, just outside of Austin. Sam Houston Race Park is located 15 miles northwest from downtown Houston along Beltway 8. Sam Houston Race Park hosts thoroughbred and quarter horse racing and offers daily simulcast operations, as well as hosts various special events, private parties and meetings, concerts and national touring festivals throughout the year. Valley Race Park features 91,000 of property square footage as a dog racing and simulcasting facility located in Harlingen, Texas.

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

Pursuant to a License Agreement with Boomtown, Inc., dated August 8, 2000, our subsidiary BTN, LLC (successor to BTN, Inc.) uses the “Boomtown” trademark.

The Company provides branding services with regards to the Hollywood Casino-branded gaming facility on the Jamul Tribe’s trust land in San Diego County, California pursuant to an Intellectual Property, License, Branding and Marketing Agreement dated April 3, 2013.

Effective as of November 1, 2015, the Company’s subsidiary, Hollywood Casinos, LLC, has a Trademark License Agreement with GLPI, pursuant to which GLPI has a license to use certain trademarks for use in connection with the Hollywood Casino Baton Rouge and Hollywood Casino Perryville facilities, which were contributed to GLPI in the Spin-Off.

Competition

The gaming industry is characterized by a high degree of competition among a large number of operators, including riverboat casinos, dockside casinos, land‑based casinos, video lottery, video gaming terminals (VGTs) at taverns in certain states, such as Illinois, sweepstakes and poker machines not located in casinos, Native American gaming, emerging varieties of Internet and fantasy sports gaming, the potential for increased sports betting and other forms of gaming in the U.S. In a broader sense, our gaming operations face competition from all manner of leisure and entertainment activities, including: shopping; athletic events; television and movies; concerts and travel. Legalized gaming is currently permitted in various forms throughout the U.S., in several Canadian provinces and on various lands taken into trust for the benefit of certain Native Americans in the U.S. and First Nations in Canada. Other jurisdictions, including states adjacent to states in which we currently have facilities (such as in Ohio, Massachusetts, Pennsylvania, and Maryland), have legalized and expanded or have plans to license additional gaming facilities, video gaming terminals and other gaming offerings in the near future. In addition, more gaming jurisdictions could award additional gaming licenses or permit the expansion or relocation of existing gaming operations. New, relocated or expanded operations by other companies will increase competition for our gaming operations and could have a material adverse impact on us. Finally, the imposition of smoking bans and/or higher gaming tax rates have a significant impact on our properties’ ability to compete with facilities in nearby jurisdictions.

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

Northeast.  Hollywood Casino at Charles Town Races has been and will continue to be negatively impacted by competition in the Baltimore, Maryland market, which includes Maryland Live! and Horseshoe Casino Baltimore. Maryland Live!, a casino complex at the Arundel Mills mall in Anne Arundel, Maryland, opened in June 2012 and  Horseshoe Casino Baltimore opened at the end of August 2014. Both of these facilities are substantial in nature, as Maryland Live! Has approximately 4,000 slot machines, over 200 table games and various food and beverage offerings whereas Horseshoe Baltimore has 2,200 slot machines and 180 table games.  In December 2013, the sixth casino license for Maryland in Prince George’s County was granted to MGM. In December 2016, MGM National Harbor casino and resort opened featuring 3,300 slot machines and 124 table games and has had an adverse impact our financial results, as it has created additional competition for Hollywood Casino at Charles Town Races.

In November 2011, the Expanded Gaming Act was signed into law in Massachusetts, which allows up to three destination resort casinos located in three geographically diverse regions across the state and a single slots facility for one location statewide. In February 2014, the Massachusetts Gaming Commission awarded us the slots‑only gaming license and in June 2015, we opened Plainridge Park Casino in Plainville. The licenses for two of three casino resorts have been awarded with the remaining license in Southeastern Massachusetts still open. MGM Springfield in Western Massachusetts is expected to be completed in September 2018 and Wynn Everett in the Boston Area is scheduled to open in mid-2019. Construction of a tribal casino in Taunton, Massachusetts, which was expected to open in 2017, is currently on hold following a judicial opinion issued during the third quarter of 2016 regarding the validity of the Tribe’s land in trust. In addition, a proposal to relocate the Newport Casino license to Tiverton, Rhode Island, near the Massachusetts border, was approved by local and statewide voters in November 2016. The proposal calls for a $75 million casino featuring 1,000 slot machines, 32 table games and an 84 room hotel.  The increased competition in

Massachusetts will have a negative impact on the operations of Plainridge Park Casino; however, we anticipate that it will be the sole gaming facility in Massachusetts until at the least third quarter of 2018.

In Ohio, voters passed a referendum in 2009 to allow four land‑based casinos in four cities, one of which was in downtown Cincinnati, which is the primary feeder market for our Hollywood Casino Lawrenceburg property. The Cincinnati casino opened in March 2013 and has had and will likely continue to have an adverse impact on Hollywood Casino Lawrenceburg. However, this referendum also resulted in the Company operating two of the four land‑based casinos. We opened Hollywood Casino Toledo in May 2012 and Hollywood Casino Columbus in October 2012. Additionally, the State of Ohio approved the placement of video lottery terminals at the state’s seven racetracks. In June 2012, a new racino at Scioto Downs in Columbus, Ohio opened, which has had a negative impact on Hollywood Casino Lawrenceburg’s financial results and competes aggressively in the same market as Hollywood Casino Columbus. In addition, a racino at Miami Valley Gaming opened in mid‑December 2013, and a racino at Belterra Park opened in May 2014. Both of these racinos compete with Hollywood Casino Lawrenceburg. Conversely, we have opened our own racinos in Ohio, with Hollywood Gaming at Dayton Raceway opening in August 2014 and Hollywood Gaming at Mahoning Valley Race Course opening in September 2014. As a result, in a relatively short period of time, Ohio has gone from having no gaming facilities to having four casinos and seven video lottery terminal facilities. In addition, we continue to fight illegal gaming operations, such as internet sweepstakes.

In addition, legislators in Kentucky regularly consider new gaming legislation. The commencement of gaming in Kentucky would negatively impact certain of our existing properties in the Northeast segment. In October 2017, Pennsylvania enacted gaming expansion legislation that authorized licenses for up to ten new category 4 satellite casinos, VGTs at truck stops, online gaming, and other gaming offerings.  The new casinos will have the ability to operate between 300 and 750 slot machines and between 30 and 40 table games.  Only Pennsylvania’s existing gaming operators may initially participate in the auctions for these new casinos, with a preference given to the category 1 and category 2 license holders in the first round ending July 31, 2018.  On January 10, 2018, Penn was awarded the first category 4 satellite casino license to be located in York County, which will compete with our Hollywood Casino at Penn National Race Course facility. On February 8, 2018, the third category 4 satellite casino license was awarded in Lawrence County which is expected to compete with and have an adverse impact on our existing Hollywood Gaming at Mahoning Valley Race Course facility in Austintown, Ohio.  On February 22, 2018, the fourth category 4 satellite casino license was awarded in Cumberland County which is expected to compete with and have an adverse impact on our Hollywood Casino at Penn National Race Course facility in Grantville, Pennsylvania.  Depending on how many of the ten satellite casino licenses are ultimately issued, and the final locations, size and scope of these satellite casinos, and the impact of VGT’s at truck stops and online gaming offerings, there may be additional negative impacts on our existing facilities in the Northeast segment.

South/West.  Our South/West segment contains our M Resort and Tropicana Las Vegas properties and Hollywood Casino Jamul- San Diego, which we operate under our management contract with the Jamul Tribe. M Resort and Tropicana Las Vegas compete directly with other Las Vegas hotels, resorts, and casinos, including those located on the Las Vegas Strip, on the basis of overall atmosphere, range of amenities, level of service, price, location, entertainment offered, convention and meeting facilities, shopping and restaurant facilities, theme, and size. In addition, a substantial number of customers are drawn from geographic areas outside of Las Vegas, particularly California and Arizona. Specifically, in California, we expect Hollywood Casino Jamul – San Diego to continue to experience significant competition from nearby casinos operated on Native American lands, which could negatively impact their results as well as the Las Vegas market.  In the Mississippi Gulf Coast market, a casino in D’Iberville, Mississippi opened in December 2015, which has had an adverse effect on the financial results of our Boomtown Biloxi property.

Midwest.  In Illinois, there have been perennial gaming expansion proposals introduced in the legislature, which we expect to continue.  In October 2012, video gambling in Illinois was officially launched with the first locations being allowed to operate VGTs. Currently, there are over 22,000 terminals at numerous locations throughout the state, which has had a negative impact on our casinos near or in Illinois. In September 2015, we purchased Prairie State Gaming, which is a licensed VGT operator in Illinois, whose operations now include more than 1,700 video gaming terminals.

Illinois also continues to discuss the viability of gaming expansion in the state through a potential combination of additional riverboat operations, land-based casinos and slots at racetracks.  In addition, legislators in Indiana and Missouri are currently considering VGT legislation. The commencement of gaming in Indiana and Missouri or the expansion of gaming in Illinois would negatively impact certain of our existing properties in the Midwest segment.  In addition, there is a proposal to reopen a race track with slot machines at the Woodlands in Wyandotte County, which could have an adverse effect on the financial results of Hollywood Casino at Kansas Speedway.

U.S. and Foreign Revenues

Our net revenues in the U.S. for 2017, 2016, and 2015 were approximately $3,136.4 million, $3,023.2 million, and $2,828.1 million, respectively. Our revenues from operations in Canada for 2017, 2016, and 2015 were approximately $11.6 million, $11.2 million, and $10.3 million, respectively.

Management

The persons listed below represent executive officers of the Company.

Name	Age	Position
Timothy J. Wilmott	59	Chief Executive Officer
Jay Snowden	41	President and Chief Operating Officer
William J. Fair	55	Executive Vice President and Chief Financial Officer
Carl Sottosanti	53	Executive Vice President, General Counsel, and Secretary

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

Jay Snowden.  Mr. Snowden is currently our President and Chief Operating Officer. Mr. Snowden joined us in October 2011 as Senior Vice President‑Regional Operations, became our Chief Operating Officer in January 2014, and became our President and Chief Operating Officer in March 2017. Mr. Snowden is responsible for overseeing all of our operating businesses, as well as human resources, marketing, and information technology. Prior to joining us, Mr. Snowden was the Senior Vice President and General Manager of Caesars and Harrah’s in Atlantic City, and prior to that, held various leadership positions with them in St. Louis, San Diego and Las Vegas.

William J. Fair.  Mr. Fair is currently our Executive Vice President and Chief Financial Officer. In January 2014, Mr. Fair joined us as Senior Vice President and Chief Development Officer and became our Executive Vice President and Chief Financial Officer in January 2017. Previously, Mr. Fair worked in development leadership positions for Universal Studios and Disney Development. Most recently, Mr. Fair was the President and Chief Executive Officer of the American Skiing Company, where he had oversight of ten ski mountain resorts which included ski operations, nine hotels, condominium operations, food and beverage operations, retail and rental operations, real estate brokerage and development.

Carl Sottosanti.  Mr. Sottosanti is currently our Executive Vice President, General Counsel and Secretary. In February 2014, Mr. Sottosanti was appointed to the position of Senior Vice President and General Counsel and became

Secretary in November 2014. Prior to this appointment, Mr. Sottosanti served as Vice President, Deputy General Counsel since 2003. Before joining the Company, Mr. Sottosanti served for five years as General Counsel at publicly traded, Sanchez Computer Associates, Inc. and had oversight of all legal, compliance and intellectual property matters. From 1994 to 1998, Mr. Sottosanti was the Assistant General Counsel for Salient 3 Communications, Inc., a publicly traded telecommunications company. Mr. Sottosanti began his legal career in 1989 with the Philadelphia law firm Schnader, Harrison, Segal & Lewis LLP.

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

Employees and Labor Relations

As of December 31, 2017, we had 18,754 full‑ and part‑time employees.

The Company is required to have agreements with the horsemen at the majority of its racetracks to conduct its live racing and/or simulcasting activities. In addition, in order to operate gaming machines and table games in West Virginia, the Company must maintain agreements with each of the Charles Town horsemen, pari‑mutuel clerks and breeders.

At Hollywood Casino at Charles Town Races, the Company renewed an agreement with the Charles Town Horsemen’s Benevolent and Protective Association that expires on June 18, 2018. Hollywood Casino at Charles Town Races also renewed an agreement with the breeders that expires on June 30, 2018. Additionally, the pari‑mutuel clerks at Charles Town are represented under a collective bargaining agreement with the West Virginia Union of Mutuel Clerks, which expired on December 31, 2010 and has been extended on a month‑to‑month basis.

The Company’s agreement with the Pennsylvania Horsemen’s Benevolent and Protective Association at Hollywood Casino at Penn National Race Course was renewed through January 31, 2019. The Company has an agreement with Laborers’ International Union of North America (LIUNA) Local 108, regarding both on-track and off-track pari-mutuel clerks and admission staff, which expired in December 2016. A new contract was negotiated and, once signed, will run through December 1, 2021. In August 2015, the Company entered into a three year collective bargaining agreement with the International Chapter of Horseshoers and Allied Equine Trades Local 947.

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

Across certain of the Company’s properties, Seafarers Entertainment and Allied Trade Union (“SEATU”) represents approximately 1,670 of the Company’s employees under a National Agreement that expires on January 24, 2032 and Local Addenda that expire at various times between June 2021 and October 2024.

SEATU agreements are in place at Hollywood Casino Joliet, Hollywood Casino Lawrenceburg, Argosy Casino Riverside, Argosy Casino Alton, Hollywood Casino Kansas Speedway, Hollywood Gaming Dayton, Hollywood Gaming at Mahoning Valley and Plainridge Park Casino. Hollywood Gaming at Dayton Raceway and Hollywood Gaming at Mahoning Valley Race Course have a wage reopener in February 2018 (which is currently being negotiated), Hollywood Casino Lawrenceburg has a wage reopener in June 2018, Hollywood Casino Kansas Speedway has a wage reopener in July 2018 and Hollywood Casino Joliet and Plainridge Park Casino have a wage reopener in November 2018; the remainder of the SEATU agreements have expiration dates in 2019 and beyond.

At Hollywood Casino Joliet, the Hotel Employees and Restaurant Employees Union Local 1 represents approximately 167 employees under a collective bargaining agreement which expires on March 31, 2019. At Hollywood Casino Columbus and Hollywood Casino Toledo, a council comprised of the United Auto Workers and the United Steel Workers represents approximately 1,271 employees under a collective bargaining agreement which ends on November 15, 2019.

On August 25, 2015, the Company acquired Tropicana Las Vegas Hotel & Casino, which had seven existing collective bargaining agreements with the following unions: (1) Culinary & Bartenders (expires on May 31, 2018), (2) United Brotherhood of Carpenters (expires on July 31, 2019), (3) International Brotherhood of Electrical Workers (expires on February 28, 2021), (4) International Alliance of Theatrical Stage Employees (expires on December 31, 2018), (5) International Union of Painters and Allied Trades (expires on June 30, 2018), (6)/(7) Teamsters (front and back of the house, both expire on March 31, 2018).

The Company is also the developer, lender and manager of the Hollywood Casino Jamul – San Diego, which the Company opened on October 10, 2016.  Unite Here! International Union and Local 30 represents employees in stewarding, facilities, food and beverage, and operations classifications, and the parties are in the process of negotiating their first collective bargaining agreement.

In addition, at some of the Company’s properties, the Security Police and Fire Professionals of America, the International Brotherhood of Electrical Workers Local 649, the LIUNA Public Serviced Employees Local 1290PE, The International Association of Machinists and Aerospace Workers, Locals 447 and 264, the United Industrial, Service, Transportation, Professional and Government Workers of North America, and the United Steel Workers represent certain of the Company’s employees under collective bargaining agreements that expire at various times between April 2018 and September 2025. None of these additional unions represent more than 77 of the Company’s employees.

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

The gaming industry is characterized by an increasingly high degree of competition among a large number of participants, including riverboat casinos, dockside casinos, land‑based casinos, video lottery, gaming at taverns in certain states, such as Illinois as well as the potential legalization in Indiana, sweepstakes and poker machines not located in casinos, the potential for increased sports betting and fantasy sports, Native American gaming and other forms of gaming in the U.S. Furthermore, competition from internet lotteries, sweepstakes, and other internet wagering services, which allow their customers to wager on a wide variety of sporting events and play Las Vegas‑style casino games from home or in non‑casino settings, could divert customers from our properties and thus adversely affect our business. Such internet wagering services are often illegal under federal law but operate from overseas locations, and are nevertheless sometimes accessible to domestic gamblers. Currently, there are proposals that would legalize internet poker and other varieties of internet gaming in a number of states and at the federal level. Several states, such as Nevada, New Jersey and Delaware, have enacted legislation authorizing intrastate internet gaming and internet gaming operations have begun in these states. Expansion of internet gaming in other jurisdictions (both legal and illegal) could further compete with our traditional operations, which could have an adverse impact on our business and result of operations.

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

Gaming competition is intense in most of the markets where we operate. Recently, there has been additional  significant competition in our markets as a result of the upgrading or expansion of facilities by existing market  participants, the entrance of new gaming participants into a market or legislative changes. As competing properties and new markets are opened, our operating results may be negatively impacted.  For example, new casinos and racinos  have opened that compete  in the same market as our Lawrenceburg property, namely the opening  of Belterra  Park  in May 2014, our own Dayton facility in August  2014, and Horseshoe Casino in Cincinnati  in March  2013; there  is significantly increased competition to our Charles  Town property  from the casino complex at the Arundel  Mills mall in Anne  Arundel,  Maryland,  the opening  of Maryland  Live! and Horseshoe Casino Baltimore  in Baltimore,  Maryland  in 2014 and the opening  of MGM  National  Harbor casino in Prince George’s County, Maryland  in December 2016, which also competes  to a lesser extent  with Hollywood Casino  at Penn  National Race Course; the opening  of our joint venture  casino project  in Kansas in February 2012, which impacted  Argosy Casino Riverside; and the potential opening  of a tribal casino in Taunton, Massachusetts (the  construction is currently on hold following a judicial ruling in favor of the Taunton property  owners who contended that  the federal  government  erred  in placing reservation land in trust  for the Mashpee  Wampanoag tribe)  and the expected openings  of MGM Springfield  in Western Massachusetts in late 2018 and Wynn Everett  in Eastern  Massachusetts in mid-2019 are anticipated to negatively impact  our Plainridge  Park  Casino.  Hollywood Casino Aurora and Hollywood Casino Joliet have also been  negatively impacted  by the proliferation of VGTs at numerous locations  throughout the state of Illinois, which are in the vicinity of our operations. In addition, some of our direct competitors in certain markets may have superior facilities and/or operating conditions.  Pennsylvania recently enacted legislation that will expand gaming in the state which will cause additional competition for Hollywood Casino at Penn National Race Course and Hollywood Gaming at Mahoning Valley Race Course.  We expect each existing or future market in which we participate to be highly competitive.  The competitive position of each of our casino properties is discussed in detail in the subsection entitled “Competition” of this Annual Report on Form 10-K.

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

We could face significant challenges in managing and integrating our expanded or combined operations and any other properties we may develop or acquire, particularly in new competitive markets. The integration of more significant properties we may develop or acquire (such as those anticipated in the Pinnacle transaction) will require the dedication of management resources that may temporarily divert attention from our day‑to‑day business. The process of integrating properties that we may acquire also could interrupt the activities of those businesses, which could have a material adverse effect on our business, financial condition and results of operations. In addition, the development of new properties may involve construction, local opposition, regulatory, legal and competitive risks as well as the risks attendant to partnership deals on these development opportunities. In particular, in projects where we team up with a joint venture partner, if we cannot reach agreement with such partners, or our relationships otherwise deteriorate, we could face significant increased costs and delays. Local opposition can delay or increase the anticipated cost of a project. Finally, given the competitive nature of these types of limited license opportunities, litigation is possible.

Management of new properties, especially in new geographic areas and business lines may require that we increase our management resources. We cannot assure you that we will be able to manage the combined operations effectively or realize any of the anticipated benefits of our acquisitions or development projects. We also cannot assure you that if acquisitions are completed, that the acquired businesses will generate returns consistent with our expectations.

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

We lease 20 of the gaming and racing facilities we operate pursuant to the Master Lease. The Master Lease provides that GLPI may terminate the lease for a number of reasons, including, subject to applicable cure periods, the default in any payment of rent, taxes or other payment obligations or the breach of any other covenant or agreement in the lease. Termination of the Master Lease could result in a default under our debt agreements and could have a material adverse effect on our business, financial position or results of operations. Moreover, as a lessee we do not completely control the land and improvements underlying our operations and GLPI as lessor could take certain actions to disrupt our rights in the facilities leased under the Master Lease which are beyond our control. If GLPI chose to disrupt our use either permanently or for a significant period of time, then the value of our assets could be impaired and our business and operations could be adversely affected. There can also be no assurance that we will be able to comply with our obligations under the Master Lease in the future. In addition, if GLPI has financial, operational, regulatory or other challenges there can be no assurance that GLPI will be able to comply with its obligations under its agreements with us.

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

The passage of the Smoke Free Illinois Act which banned smoking in casinos, adversely affected revenues and operating results at our Illinois properties at the time it was implemented in January 2008. In Pennsylvania, we are currently permitted to allow smoking on only up to 50% of the gaming floor of our Grantville facility and smoking is banned in all other indoor areas. Additionally, in July 2012, a state statute in Indiana became effective that imposes a state wide smoking ban in specified businesses, buildings, public places and other specified locations. The statute specifically exempts riverboat casinos, and all other gaming facilities in Indiana, from the smoking ban. However, the statute allows local government to enact a more restrictive smoking ban than the state statute and also leaves in place any more restrictive local legislation that exists as of the effective date of the statute. To date, our facility in Lawrenceburg, Indiana is not subject to any such local legislation. If additional smoking bans are enacted within jurisdictions where we operate or seek to do business, our business could be adversely affected.

Taxation and fees.  We believe that the prospect of significant revenue is one of the primary reasons that jurisdictions permit legalized gaming. As a result, gaming companies are typically subject to significant revenue based taxes and fees in addition to normal federal, state, local and provincial income taxes, and such taxes and fees are subject to increase at any time. We pay substantial taxes and fees with respect to our operations. From time to time, federal, state, local and provincial legislators and officials have proposed changes in tax laws, or in the administration of such laws, affecting the gaming industry. In addition, worsening economic conditions could intensify the efforts of state and local governments to raise revenues through increases in gaming taxes, property taxes, and/or authorizing additional gaming facilities each subject to payment of a new license fee. It is not possible to determine with certainty the likelihood of changes in such laws or in the administration of such laws. Such changes, if adopted, could have a material adverse effect on our business, financial condition and results of operations. The large number of state and local governments with significant current or projected budget deficits makes it more likely that those governments that currently permit gaming will seek to fund such deficits with new or increased gaming taxes and/or property taxes, and worsening economic conditions could intensify those efforts. Any material increase, or the adoption of additional taxes or fees, could have a material adverse effect on our future financial results.

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

For the year ended December 31, 2017, our facility in Charles Town, West Virginia generated approximately 12% of our net revenues. Our ability to meet our operating and debt service requirements is dependent, in part, upon the continued success of this facility. The operations at this facility and any of our other facilities could be adversely affected by numerous factors, including those described in these “Risk Factors” as well as more specifically those described below:

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

In addition, although to a lesser extent than our facility in Charles Town, West Virginia, we anticipate meaningful contributions from Hollywood Casino at Penn National Race Course and Hollywood Casino St. Louis and our properties in Ohio. Therefore, our results will be dependent on the regional economies and competitive landscapes at these locations as well.

We are or may become involved in legal proceedings that, if adversely adjudicated or settled, could impact our financial condition.

From time to time, we are defendants in various lawsuits relating to matters incidental to our business. The nature of our business subjects us to the risk of lawsuits filed by customers, past and present employees, competitors, business partners and others in the ordinary course of business (particularly in the case of class actions). As with all litigation, no assurance can be provided as to the outcome of these matters and, in general, litigation can be expensive and time consuming. We may not be successful in these lawsuits, and, especially with increasing class action claims in our industry, could result in costs, settlements or damages that could significantly impact our business, financial condition and results of operations.

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

The operations of our facilities are subject to disruptions or reduced patronage as a result of severe weather conditions, natural disasters and other casualty events. Because many of our gaming operations are located on or adjacent to bodies of water, these facilities are subject to risks in addition to those associated with land‑based casinos, including loss of service due to casualty, forces of nature, mechanical failure, extended or extraordinary maintenance, flood, hurricane or other severe weather conditions. Many of our casinos operate in areas which are subject to periodic flooding that has caused us to experience decreased attendance and increased operating expenses. Any flood or other severe weather condition could lead to the loss of use of a casino facility for an extended period. For instance, Hollywood Casino Toledo was closed for brief periods in 2014, 2015 and 2016 due to harsh winter conditions and Argosy Casino Alton was closed for several days in December 2015, January 2016 and May 2017 due to flooding. Even if adverse weather conditions do not require the closure of our facilities, those conditions make it more difficult for our customers to reach our properties for an extended period of time, which can have an adverse impact on our operations.  Casualty events such as, the tragic shootings that occurred on the Las Vegas Strip on October 1, 2017 that affect tourism also impact our business.  Following the October 2017 tragedy, operations at Tropicana Las Vegas were adversely effected.

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

Our operations in several jurisdictions depend on land leases and/or management and development agreements with third parties and local governments. If we, or if GLPI in the case of leases pursuant to which we are the sub-lessee, are unable to renew these leases and agreements on satisfactory terms as they expire or disputes arise regarding the terms of these agreements, our business may be disrupted and, in the event of disruptions in multiple jurisdictions, could have a material adverse effect on our financial condition and results of operations. For example, in the Province of Ontario, through CHC Casinos, our indirectly wholly owned subsidiary, we manage Casino Rama, a full service gaming and entertainment facility, on behalf of the OLG, an agency of the Province of Ontario. In June 2014, we signed an agreement to extend the management agreement for Casino Rama on a month-to-month basis with a 60-day notice period for up to a maximum period of forty-eight months. The OLG is exploring bids for new operating contracts and privatization in Ontario, including at Casino Rama.  As a result, we expect our management contract with the OLG to end shortly after June 30, 2018.

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

The Company’s agreement with the Pennsylvania Horsemen’s Benevolent and Protective Association at Hollywood Casino at Penn National Race Course was renewed through January 31, 2019. The Company has an agreement with Laborers’ International Union of North America (LIUNA) Local 108, regarding both on-track and off-track pari-mutuel clerks and admission staff which expired in December 2016 and a new contract was negotiated and, once signed, will run through December 1, 2021. In August 2015, the Company entered into a three year collective bargaining agreement with the International Chapter of Horseshoers and Allied Equine Trades Local 947.

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

In certain jurisdictions where we operate pari-mutuel wagering, if we fail to present evidence of an agreement with the horsemen at a track, we may not be permitted to conduct live racing and export and import simulcasting at that track and OTWs and, in West Virginia, our video lottery license may not be renewed.  In addition, our annual simulcast export agreements are subject to the horsemen’s approval under the Federal Interstate Horseracing Act of 1978, as amended.   Some simulcast import agreements require horsemen approval depending on state law.  If we fail to renew or modify existing agreements on satisfactory terms, this failure could have a material adverse effect on our business, financial condition and results of operations

A deterioration in the performance of the Jamul Tribal facility could result in additional charges on our loan that we extended to the Jamul Indian Village Development Corporation.

We have made substantial loans to the Jamul Indian Village Development Corporation (“JIVDC”), an instrumentality of the Jamul Tribe, for the construction, development, equipment and operations of the Hollywood Casino Jamul-San Diego. Our subsidiary, San Diego Gaming Ventures, LLC (“SDGV”), provided a $98 million term loan C facility to the project. Furthermore, we provided additional delayed draw term loans and a limited completion guarantee for certain post-opening construction costs related to roadway improvements.  As of December 31, 2017, these future funding commitments total approximately $29 million.  All of our loans and any future funding obligations are subordinated to the other substantial debt on the property.  Our only material recourse for collection of indebtedness from the JIVDC or for money damages for breach or wrongful termination of a management, development, consulting or financing agreement is from positive cash flow, if any, from casino operations or from the sale of our loan to a third party.  Penn recorded charges of $89.8 million related to the loan and related loan commitments in 2017. We may realize little or no value for our loan which could result in additional charges of up to $27.9 million which represents our loan and loan commitments net of reserves at December 31, 2017.  Additionally, we may incur unexpected costs related to the termination and transition of our management contract with the Jamul Tribe.

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

While we believe that the overall budgets for our planned capital expenditures are reasonable, these costs are estimates and the actual costs may be higher than expected.  In addition, we can provide no assurance that these investments will be sufficient or that we will realize our expected returns on our capital investments, or any returns at all. A failure to realize our expected returns on capital investments could materially adversely affect our business, financial condition and results of operations or an outright sale of the loan to a third party.

The concentration and evolution of the slot machine manufacturing industry could impose additional costs on us.

A majority of our revenues are attributable to slot machines and related systems operated by us at our gaming facilities. It is important, for competitive reasons, that we offer the most popular and up to date slot machine games with the latest technology to our customers.

A substantial majority of the slot machines sold in the U.S. in recent years were manufactured by a few select companies, and there has been extensive consolidation activity within the gaming equipment sector in recent years, including the acquisitions of Multimedia Games, Inc. by Global Cash Access, Bally Technologies, Inc. (which had acquired SHFL Entertainment, Inc.) and WMS Industries Inc. by Scientific Games Corporation and International Gaming Technologies by GTECH Holdings.

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

We have announced several initiatives in the social gaming space, which is a new line of business for us in a rapidly evolving and highly competitive market. There can be no assurance that we will be able to compete effectively or that our new initiatives will be successful.

We have announced several initiatives in the social gaming space, including the 2016 acquisition of Rocket Speed, and expect to continue to invest in and market social gaming and other mobile gaming platforms to our customers in casinos and beyond and to explore other acquisitions in the space. Social gaming is a new line of business for us, which makes it difficult to assess its future prospects. Our products will compete in a rapidly evolving and highly competitive market against an increasing number of competitors, including Playtika, Zynga and slot manufacturers. Given the open nature of the development and distribution of games for electronic devices, our business will also compete with developers and distributors who are able to create and launch games and other content for these devices using relatively limited resources and with relatively limited start-up time or expertise. We have limited experience operating in this rapidly evolving marketplace and may not be able to compete effectively.

In addition, our ability to be successful with our social gaming platform is dependent on numerous factors beyond our control that affect the social and mobile gaming industry and the online gaming industry in the United States, including the occurrence and manner of legalization of online real money gaming in the United States beyond Nevada, Delaware and New Jersey; changes to the policies of social gaming distribution channels, including Apple and Google, changes in consumer demographics and public tastes and preferences; changing laws and regulations affecting social and mobile games; the reaction of regulatory bodies to social gaming initiatives by holders of gaming licenses; the availability and popularity of other forms of entertainment; any challenges to the intellectual property rights underlying our games; and outages and disruptions of our online services that may harm our business.

Our social gaming initiatives will result in increased operating expense and increased time and attention from our management. In addition, we may be particularly dependent on key personnel in our interactive business unit. We believe our social games are complementary to our current operations and offer additional avenues of access and interaction for our customers, and, the social gaming business depends on developing and publishing games that consumers will download and spend time and money on consistently.  We continue to invest in research and development, analytics and marketing to attract and retain customers for our social games. Our success depends, in part, on unpredictable factors beyond our control, including consumer preferences, competing games and other forms of entertainment, and the emergence of new platforms. Our inability to ultimately monetize our investment in social gaming initiatives could have a material adverse effect on our business and results of operations.

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

On September 1, 2015, we completed our acquisition of Prairie State Gaming, one of the largest VGT operators in Illinois and subsequently have completed several smaller acquisitions of VGT operators in the state. We face competition from other VGT operators, as well as from casinos, hotels, taverns and other entertainment venues.  Our ability to compete successfully in this new line of business depends on our ability to retain existing customers and secure new establishments, both of which are dependent on the level of service and variety of products that we are able to offer to our customers. VGT contracts are renewable at the option of the owner of the applicable bar and retail gaming establishments and, as our contracts expire, we will be subject to competition for renewals. In addition, VGT operations in Illinois are subject to approval by local municipalities, and therefore our ability to retain and expand our VGT business depends, in part, on such approvals. In addition, there is a risk that the market for VGTs in Illinois could become oversaturated. If we are unable to retain our existing customers or their results suffer as a result of competition or because the market becomes oversaturated or if certain municipalities in Illinois elect to prohibit VGTs, our business and operations could be adversely impacted.

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

Risks Related to the Anticipated Acquisition of Pinnacle

The transactions contemplated by the merger agreement with Pinnacle are subject to conditions, including certain conditions that may not be satisfied, or completed on a timely basis, if at all. Failure to complete the transactions contemplated by the merger agreement and related transaction agreements could have material and adverse effects on us.

Completion of our proposed acquisition of Pinnacle is subject to a number of conditions, including the approval by our shareholders and Pinnacle’s stockholders and certain antitrust and state gaming approvals, which make the completion and timing of the completion of the transactions uncertain.  If the transactions contemplated by the merger agreement and related transaction agreements with Boyd Gaming Corporation (“Boyd”) and GLPI are not completed, or are not completed on a timely basis our business may be adversely affected and, without realizing any of the benefits of having completed the transactions, we will be subject to a number of risks, costs and expenses, including the following:

•	we will be required to pay our costs relating to the transactions, such as legal, accounting, financial advisory and printing fees, whether or not the transactions are completed;
•	if the merger agreement is terminated as a result of the failure to obtain the requisite antitrust and gaming law approvals, Penn will be forced to pay Pinnacle a termination fee of $125 million;
•	in some circumstances, upon termination of the merger agreement, Penn or Pinnacle will be required to pay a $60 million termination fee to the other party;
•	if we are unable to close the merger prior to November 1, 2018, we will be required to pay an additional $0.01 per share per day until closing to Pinnacle stockholders;
•	the diversion of time and resources committed by our management to matters relating to the proposed transactions that could otherwise have been devoted to pursuing other opportunities;
•	the market price of our common stock could decline to the extent that the current market price reflects a market assumption that the transactions will be completed;
•

if the merger is not completed by October 31, 2018, assuming that Penn does not elect to extend this deadline and the deadline is not otherwise automatically extended as contemplated in the merger agreement, either Penn or Pinnacle may terminate the merger agreement; and

•	we may be subject to litigation related to any failure to complete the merger.

We will be subject to business uncertainties while our proposed acquisition of Pinnacle and related transaction with Boyd and GLPI are pending, which could adversely affect our business.

It is possible that certain persons with whom we have a business relationship may delay or defer business decisions or might decide to seek to terminate, change or renegotiate their relationships with us as a result of the transactions contemplated by the merger agreement with Pinnacle and related agreements with Boyd and GLPI, which could negatively affect our revenues, earnings and cash flows, as well as the market price of our common stock, regardless of whether the proposed transactions are completed.

In addition, under the terms of the merger agreement, we are subject to certain restrictions on the conduct of our business prior to the closing, which may adversely affect our ability to execute certain of our business strategies, including the ability in certain cases to acquire or dispose of assets or repurchase shares of our common stock.  Such limitations could negatively affect our business and operations prior to the completion of the transactions contemplated by the merger agreement.

If our proposed acquisition of Pinnacle and related transactions with Boyd and GLPI are completed, we may not achieve the intended benefits and the transactions may disrupt our current plans or operations.

There can be no assurance that we will be able to successfully integrate Pinnacle’s assets or otherwise realize the expected benefits of the acquisition and related transactions with Boyd and GLPI. In addition, the merger is not subject to a financing condition, which means that we would be required to complete the merger even if financing is not available or is available only on terms other than those currently anticipated.  Our inability to finance the acquisition on attractive terms could result in increased costs, dilution to our shareholders and/or have an adverse effect on our financial condition, results of operations or cash flows.  In addition, our business may be negatively affected following the transaction if we are unable to effectively manage our expanded operations.  The integration will require significant time and focus from our management following the transaction.  Additionally, consummating the transactions could disrupt current plans and operations, which could delay the achievement of our strategic objectives.

Risks Related to the Spin‑Off

If the Spin‑Off, together with certain related transactions, does not qualify as a transaction that is generally tax‑free for U.S. federal income tax purposes, we could be subject to significant tax liabilities.

We received a private letter ruling (the “IRS Ruling”) from the IRS substantially to the effect that, among other things, the Spin‑Off, together with certain related transactions, will qualify as a transaction that is generally tax‑free for U.S. federal income tax purposes under Sections 355 and/or 368(a)(1)(D) of the Internal Revenue Code of 1986, as amended (the “Code”). The IRS Ruling does not address certain requirements for tax‑free treatment of the Spin‑Off under Section 355, and we received from our tax advisors a tax opinion substantially to the effect that, with respect to such requirements on which the IRS will not rule, such requirements will be satisfied. The IRS Ruling, and the tax opinions that we received from our tax advisors, relied on and will rely on, among other things, certain representations, assumptions and undertakings, including those relating to the past and future conduct of GLPI’s business, and the IRS Ruling and the opinions would not be valid if such representations, assumptions and undertakings were incorrect in any material respect.

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

On September 27, 2017 the Internal Revenue Service finalized the audit examination of the 2013 U.S. federal income tax return with no adjustments related to the spin-off transaction including the tax-free treatment.  Although the 2013 examination is finalized, the statute of limitation was extended to June 30, 2018.

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

We have a substantial amount of indebtedness and a significant fixed annual lease payment to GLPI which will increase upon the closing of the merger with Pinnacle. Our substantial indebtedness and additional fixed costs via our Master Lease obligation could have important consequences to our financial health. For example, it could:

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

Any of the above listed factors could have a material adverse effect on our business, financial condition and results of operations. The terms of our debt do not, and any future debt may not, fully prohibit us from incurring additional debt, including debt related to facilities we develop or acquire. If new debt is added to our current debt levels, the related risks that we now face could intensify.

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

Hollywood Gaming at Dayton Raceway.  We lease approximately 120 acres on the site of an abandoned Delphi Automotive plant in Dayton, Ohio, where we relocated Raceway Park and opened a new gaming facility on August 28, 2014. The facility includes a 5/8‑mile standardbred racetrack and surface parking.

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

Casino Rama.  We do not own any of the land located at or near the casino or Casino Rama’s facilities and equipment. The OLG has a long‑term ground lease with an affiliate of the Rama First Nation, for the land on which Casino Rama is situated. Under the Agreement, CHC Casinos and CRC Holdings, Inc. have been granted full access to Casino Rama during the term of the Agreement to perform the management services under the Agreement. The Casino Rama facilities are located on approximately 61 acres.

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

1st Jackpot Casino (formerly known as Bally’s Casino Tunica).  We lease approximately 94 acres of land and own approximately 53 acres of wetlands in Tunica, Mississippi. The property includes the casino, surface parking and other land‑based facilities.

Resorts Casino Tunica.  We lease approximately 87 acres of land in Tunica, Mississippi. The property includes the casino, a 201‑room hotel, surface parking and other land‑based facilities.

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

Midwest

Hollywood Casino Aurora.  We lease a dockside barge structure and land‑based pavilion in Aurora, Illinois. We lease the land, which is 0.4 acres, on which the pavilion is located. We also lease the rights to a pedestrian walkway bridge and two parking garages, together comprising approximately 2 acres.

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

Hollywood Casino Lawrenceburg.  We lease approximately 53 acres in Lawrenceburg, Indiana, a portion of which serves as the dockside embarkation for the gaming vessel, and includes a Hollywood‑themed casino riverboat, an entertainment pavilion, a 295‑room hotel, two parking garages and an adjacent surface lot. In addition, we lease approximately 52 acres on Route 50 used for remote parking. Effective January 2015, we own and operate a hotel and event center located less than a mile away from our Hollywood Casino Lawrenceburg property, which includes 168 rooms, approximately 18,000 square feet of multipurpose space and 19,500 square feet of ballroom and meeting space.

Hollywood Casino at Kansas Speedway.  Through our joint venture with International Speedway, we own approximately 101 acres in which Hollywood Casino sits on Turn Two of the Kansas Speedway.

Prairie State Gaming.  The Company acquired Prairie State Gaming, a licensed video gaming terminal operator in Illinois, on September 1, 2015. Prairie State Gaming’s operations include more than 1,715 video gaming terminals across a network of approximately 377 bar and retail gaming establishments in seven distinct geographic areas throughout Illinois.

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

Sam Houston Race Park and Valley Race Park.  Through our joint venture with MAXXAM, we own approximately 168 acres at Sam Houston Race Park and approximately 71 acres at Valley Race Park. Sam Houston Race Park includes a one‑mile dirt track and a 7/8‑mile turf track as well as a 226,000 square foot grandstand and pavilion centre. Valley Race Park features 91,000 of property square footage as a dog racing and simulcasting facility located in Harlingen, Texas.

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

Corporate.  We lease 52,116 square feet of executive office and warehouse space for buildings in Wyomissing, Pennsylvania.

Penn Interactive Ventures.  We lease 7,787 square feet of executive office space in Conshohocken Pennsylvania, 10,463 square feet of executive office space in San Francisco, California, and 5,740 square feet of executive office space in Henderson, Nevada.

ITEM 3.  LEGAL PROCEEDINGS

The Company is subject to various legal and administrative proceedings relating to personal injuries, employment matters, commercial transactions, development agreements and other matters arising in the ordinary course of business. The Company does not believe that the final outcome of these matters will have a material adverse effect on the Company’s consolidated financial position or results of operations. In addition, the Company maintains what it believes is adequate insurance coverage to further mitigate the risks of such proceedings. However, such proceedings can be costly, time consuming and unpredictable and, therefore, no assurance can be given that the final outcome of such proceedings may not materially impact the Company’s consolidated financial condition or results of operations. Further, no assurance can be given that the amount or scope of existing insurance coverage will be sufficient to cover losses arising from such matters.

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

	High	Low
2017
First Quarter	$18.50	$13.06
Second Quarter	22.03	18.11
Third Quarter	23.39	20.14
Fourth Quarter	31.42	22.91

2016
First Quarter	$16.69	$12.81
Second Quarter	17.32	13.59
Third Quarter	15.07	12.72
Fourth Quarter	14.62	11.98

The closing sale price per share of our common stock on the NASDAQ Global Select Market on February 15, 2018 was $28.18.  As of February 15, 2018, there were approximately 434 holders of record of our common stock.

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

Stock Repurchase

On February 3, 2017, the Company announced a repurchase program pursuant to which the Board of Directors authorized the repurchase of up to $100 million of the Company’s common stock which can be executed over a two year period. The following table provides information regarding purchases of our common stock pursuant to the repurchase program for the year ended December 31, 2017.  All of the repurchased shares have been retired.

			Total Number of	Maximum Dollar
			Shares Purchased as	Value of Shares that
			Part of Publicly	May Yet Be
	Total Number of	Average Price Paid	Announced	Purchased Under
	Shares Purchased	per Share	Program	the Program

January 1, 2017 - January 31 2017	—	—	N/A	N/A
February 1, 2017 - February 28, 2017	416,886	$13.88	416,886	$94,214,031
March 1, 2017 - March 31, 2017	—	—	N/A	$94,214,031
April 1, 2017 - April 30, 2017	—	—	N/A	$94,214,031
May 1, 2017 - May 31, 2017	—	—	N/A	$94,214,031
June 1, 2017 - June 30, 2017	—	—	N/A	$94,214,031
July 1, 2017 - July 31, 2017	—	—	N/A	$94,214,031
August 1, 2017 - August 31, 2017	214,000	$22.08	630,886	$89,489,831
September 1, 2017 - September 30, 2017	633,263	$22.52	1,264,149	$75,229,530
October 1, 2017 - October 31, 2017	—	—	N/A	$75,229,530
November 1, 2017 - November 30, 2017	—	—	N/A	$75,229,530
December 1, 2017 - December 31, 2017	—	—	N/A	$75,229,530

ITEM 6.  SELECTED FINANCIAL DATA

The following selected consolidated financial and operating data for the five‑year period ended December 31, 2017 are derived from our audited financial statements and should be read in conjunction with our consolidated financial statements and notes thereto, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the other financial information included herein.

	Year ended December 31,
	2017(1)	2016	2015(2)		2014(3)		2013(4)
	(in thousands, except per share data)
Income statement data:
Net revenues	$3,147,970	$3,034,380		$2,838,358		$2,590,527	$2,777,886
Total operating expenses	2,702,256	2,491,364		2,370,512		2,333,339	3,201,754
Income (loss) from continuing operations	445,714	543,016		467,846		257,188	(423,868)
Total other expenses	(470,758)	(422,399)		(411,236)		(410,491)	(202,509)
Income (loss) from continuing operations before income taxes	(25,044)	120,617		56,610		(153,303)	(626,377)
Income tax (benefit) provision	(498,507)	11,307		55,924		30,519	(33,580)
Net income (loss) from continuing operations including noncontrolling interests	473,463	109,310		686		(183,822)	(592,797)
Net income from discontinued operations net of tax	—	—		—		—	11,545
Net income (loss) attributable to the shareholders of Penn	$473,463	$109,310		$686		$(183,822)	$(581,252)
Per share data:
Basic earnings (loss) per common share from continuing operations	$5.21	$1.21		$0.01		$(2.34)	$(7.59)
Diluted earnings (loss) per common share from continuing operations	$5.07	$1.19		$0.01		$(2.34)	$(7.59)
Basic earnings per common share from discontinued operations	N/A	N/A	$	N/A	$	N/A	$0.15
Diluted earnings per common share from discontinued operations	N/A	N/A	$	N/A	$	N/A	$0.15
Weighted shares outstanding—Basic(5)	90,854	82,929		80,003		78,425	78,111
Weighted shares outstanding—Diluted(5)	93,378	91,407		90,904		78,425	78,111
Other data:
Net cash provided by operating activities (6)	$459,079	$411,719		$413,808		$272,583	$464,538
Net cash used in investing activities	(221,608)	(79,288)		(781,005)		(375,536)	(180,357)
Net cash (used in) provided by financing activities (6)	(189,028)	(339,930)		395,533		18,631	(251,653)
Depreciation and amortization	267,062	271,214		259,461		266,742	303,404
Interest expense	466,761	459,243		443,127		425,114	159,897
Capital expenditures	99,261	97,245		199,240		228,145	196,600
Balance sheet data:
Cash and cash equivalents	$277,953	$229,510		$237,009		$208,673	$292,995
Total assets	5,234,812	4,974,484		5,138,752		4,624,551	4,467,587
Total financing obligation	3,538,821	3,514,080		3,564,628		3,611,513	3,534,809
Total debt(7)	1,250,237	1,415,534		1,710,959		1,241,430	1,044,995
Shareholders’ deficit	(73,146)	(543,320)		(678,043)		(708,014)	(550,852)

(1)

For the year ended December 31, 2017, the Company recorded goodwill impairment charges of $14.8 million within our South/West segment and $3.2 million within our Other category and a provision for its loan and unfunded loan commitments to the JIVDC of $89.8 million.  The Company also released $741.9 million of its total valuation allowance for the year ended December 31, 2017. Finally, during the fourth quarter of 2017, the Company recorded a $261.3 million write down of our deferred tax assets due to the lowering of the corporate tax rate to 21% effective on January 1, 2018.

(2)

For the year ended December 31, 2015, the Company recorded other intangible assets impairment charges of $40.0 million related to the write‑off of our Plainridge Park Casino gaming license and a partial write‑down of the gaming license at Hollywood Gaming at Dayton Raceway due to a reduction in the long term earnings forecast at both of these locations.

(3)

During the fourth quarter of 2014, the Company recorded goodwill and other intangible assets impairment charges of $155.3 million as we determined that a portion of the value of our goodwill and other intangible assets was impaired due to our outlook of continued challenging regional gaming conditions which persisted in 2014 at certain properties in our Midwest segment, as well as for the write‑off of a trademark intangible asset in the South/West segment. During the second quarter of 2014, the Company recorded an impairment charge of $4.6 million to write‑down certain idle assets to their estimated salvage value. Interest expense on the Master Lease financing obligation, which became effective November 1, 2013, was $379.2 million for the year ended December 31, 2014.

(4)

The Company recorded impairment charges of $724.2 million, which included the impact of the spin‑off, during the year ended December 31, 2013. In addition, as a result of a new gaming license being awarded for the development of an additional casino in Sioux City, Iowa to another applicant in April 2013, we recorded an impairment charge of $71.8 million for Argosy Casino Sioux City during the year ended December 31, 2013. Additionally, in conjunction with the relocation of our two racetracks in Ohio, we recorded an impairment charge of $2.2 million during the year ended December 31, 2013. Furthermore, for 2013, we incurred a $61.7 million loss on the early extinguishment of debt, transaction costs associated with the Spin‑Off of $39.5 million, and interest expense on the Master Lease financing obligation of $62.1 million. Finally, we recorded a valuation allowance in the fourth quarter of 2013 of which $90.3 million was recorded as income tax provision and $599.9 million was recorded as part of the Spin‑Off transaction.

(5)

Since we reported a loss from operations for the years ended December 31, 2014 and 2013, we were required to use basic weighted‑average common shares outstanding because to include diluted shares would be anti-dilutive.

(6)

On January 1, 2017, the Company adopted ASU 2016-09 and retrospectively reclassified the amount of excess tax deductions for share-based payment award transactions from financing activities to operating activities.

(7)

During the first quarter of 2015, the Company adopted ASU 2015-03 and retrospectively reclassified the amount of deferred financing fees previously recorded as an asset, to an offset to the Company’s long-term debt.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

On February 8, 2018, the Company issued a press release summarizing its results for the fourth quarter and year ended December 31, 2017.  These results included an impairment charge of $48.5 million on the Company’s loan and unfunded loan commitments to the JIVDC.  In late February 2018, the Company and the Jamul Tribe mutually agreed that Penn would no longer manage the facility or provide branding and development services on May 28, 2018. The company will provide a transition that it anticipates will last through approximately late May.  As a result, the Company recorded an additional charge of $29.4 million on the loan and unfunded loan commitments to the JIVDC for the fourth quarter and year ended December 31, 2017.

Our Operations

We are a leading, geographically diversified, multi‑jurisdictional owner and manager of gaming and racing facilities and video gaming terminal operations. In 2015, we launched our interactive gaming strategy through our subsidiary, Penn Interactive Ventures which focuses on social gaming products.

As of December 31, 2017, we owned, managed, or had ownership interests in twenty‑nine facilities in the following seventeen jurisdictions: California, Florida, Illinois, Indiana, Kansas, Maine, Massachusetts, Mississippi, Missouri, Nevada, New Jersey, New Mexico, Ohio, Pennsylvania, Texas, West Virginia, and Ontario, Canada.

The vast majority of our revenue is gaming revenue, derived primarily from gaming on slot machines (which represented approximately 87% of our gaming revenue in 2017 and 2016 and to a lesser extent, table games, which is highly dependent upon the volume and spending levels of customers at our properties. Other revenues are derived from our management service fees from Casino Rama, our hotel, dining, retail, admissions, program sales, concessions and certain other ancillary activities, and our racing operations. Our racing revenue includes our share of pari‑mutuel wagering on live races after payment of amounts returned as winning wagers, our share of wagering from import and export simulcasting, and our share of wagering from our off‑track wagering facilities.

Key performance indicators related to gaming revenue are slot handle and table game drop (volume indicators) and “win” or “hold” percentage. Our typical property slot hold percentage is in the range of 6% to 10% of slot handle, and our typical table game win percentage is in the range of 16% to 26% of table game drop.

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

The South/West reportable segment consists of the following properties: Zia Park Casino, Hollywood Casino Tunica, Hollywood Casino Gulf Coast, Boomtown Biloxi, M Resort, Tropicana Las Vegas, which was acquired on August 25, 2015, 1st Jackpot and Resorts which were acquired on May 1, 2017, as well as our management contract with Hollywood Casino Jamul-San Diego, which opened on October 10, 2016.

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

The Other category consists of the Company’s standalone racing operations, namely Rosecroft Raceway, which was sold on July 31, 2016, Sanford-Orlando Kennel Club, and the Company’s joint venture interests in Sam Houston Race Park, Valley Race Park, and Freehold Raceway. If the Company is successful in obtaining gaming operations at these locations, they would be assigned to one of the Company’s regional executives and reported in their respective reportable segment. The Other category also includes the Company’s corporate overhead operations, which does not meet the definition of an operating segment under ASC 280. Additionally, the Other category includes Penn Interactive Ventures, the Company’s wholly-owned subsidiary that represents its social online gaming initiatives, including Rocket Speed. Penn Interactive Ventures meets the definition of an operating segment under ASC 280, but is quantitatively not significant to the Company’s operations as it represents less than 2% of net revenues and 5% of income from operations for the year ended December 31, 2017, and its total assets represent less than 2% of the Company’s total assets at December 31, 2017.

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

Executive Summary

As reported by most jurisdictions, regional gaming industry trends have shown little revenue growth in recent years as numerous jurisdictions now permit gaming or have expanded their gaming offerings. The proliferation of new gaming facilities continues to impact the overall domestic gaming industry as well as our operating results in certain markets.  However, the current economic environment, specifically low unemployment levels, strengths in residential real estate prices, and higher levels of consumer confidence, has resulted in a stable operating environment in recent periods.  Our ability to continue to succeed in this environment will be predicated on operating our existing facilities efficiently and offering our customers additional gaming experiences through our multi-channel distribution strategy.  We will also seek to continue to expand our customer database through accretive acquisitions and capitalize on organic growth opportunities from our recent facility openings and new business lines.

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

Historically, the Company has been reliant on certain key regional gaming markets (for example, its results from Hollywood Casino at Charles Town Races and Hollywood Casino Lawrenceburg). Over the past several years, we have diversified our operations via development of new facilities and acquisitions and we anticipate further reducing our reliance on specific properties subsequent to the closing of the Pinnacle transaction.

On December 18, 2017, we announced that we had entered into a definitive agreement under which we will acquire Pinnacle in a cash and stock transaction valued at approximately $2.8 billion inclusive of assumed indebtedness. Under the terms of the agreement, Pinnacle shareholders will receive $20.00 in cash and 0.42 shares of Penn common stock for each Pinnacle share.

Coincident with the closing, we plan to divest the membership interests of certain Pinnacle subsidiaries which operate the casinos known as Ameristar Casino Resort Spa St. Charles (Missouri), Ameristar Casino Hotel Kansas City (Missouri), Belterra Casino Resort (Indiana), and Belterra Park (Ohio) to Boyd Gaming Corp (“Boyd”) for approximately $575 million in cash. These divestitures are anticipated to occur immediately prior to, and are conditioned upon, the completion of the Pinnacle acquisition. Additionally, at the closing of the merger, (i) GLPI will acquire the real estate associated with the Plainridge Park Casino for $250 million, and concurrently be leased back to Penn pursuant to the amended Pinnacle master lease for a fixed annual rent of $25 million and (ii) GLPI will acquire the real estate assets of Belterra Park from Penn for approximately $65 million, which subsequently will be included in an amended master lease between GLPI and Boyd.  The amended Pinnacle Master Lease will be adjusted for incremental rent of $13.9 million to adjust to market conditions.

We will have significantly greater operational and geographic diversity and operate a combined 41 properties in 20 jurisdictions throughout North America. The transaction is expected to generate $100 million in annual run-rate cost synergies achieved within 24 months of closing.    We also believe the transaction will present opportunities with respect to increased Las Vegas visitation and higher social gaming revenues from the enhanced scale and size of the customer database.

Penn has received committed financing for the transaction, subject to customary conditions, from BofA Merrill Lynch and Goldman Sachs Bank USA, and expects to fund the acquisition with a combination of the proceeds from the Boyd and GLPI transactions, existing cash on its balance sheet and new debt financing. Penn anticipates that the additional cash flow resulting from the acquisition will allow it to pay down debt on an accelerated basis after closing.

The transaction has been approved by the boards of directors of both companies and is now subject to approval of the shareholders of Penn and Pinnacle, the approval of applicable gaming authorities, the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Act and other customary closing conditions. The companies expect the transaction to close in the second half of 2018.

Upon completion of the transaction, former Penn and Pinnacle shareholders will hold 78 percent and 22 percent, respectively, of the combined company’s outstanding shares.

Financial Highlights:

We reported net revenues and income from operations of $3,148.0 million and $445.7 million, respectively, for the year ended December 31, 2017, compared to net revenues and income from operations of $3,034.4 million and $543.0 million, respectively, for the corresponding period in the prior year. The major factors affecting our results for the year ended December 31, 2017, as compared to the year ended December 31, 2016, were:

•

Provision for loan losses and unfunded loan commitments to the JIVDC of $89.8 million and goodwill impairment charges of $18.0 million for the year ended December 31, 2017, compared to no charges in 2016.

•

A $25.1 million loss on the early extinguishment of debt and finance charges related to the January 2017 refinancing of our senior secured credit facility, redemption of the $300 million 5.875% senior unsecured notes and issuance of $400 million of new 5.625% senior unsecured notes.

•	The acquisition of 1st Jackpot and Resorts in our South/West segment, which generated net revenues of $46.4 million for the eight months ended December 31, 2017.

•

The acquisition of Rocket Speed on August 1, 2016 in our Other segment, which generated net revenues of $29.3 million for the year ended December 31, 2017 and $17.3 million for the year ended December 31, 2016 (which only represented five months of activity given its acquisition date).

•

During the third quarter 2017, Penn Interactive Ventures reached an agreement with the former shareholders of Rocket Speed to buy out the two year contingent purchase price consideration which resulted in a benefit to general and administrative expense in the amount of $22.2 million.

•	Increased competition in our Northeast segment from the Baltimore, Maryland market, primarily due to the opening of MGM National Harbor in December 2016.

•	Lower depreciation and amortization expense of $4.2 million for the year ended December 31, 2017, as compared to the corresponding period in the prior year.

•

We had net income of $473.5 million and $109.3 million for the years ended December 31, 2017 and 2016, respectively, primarily due to the variances discussed above, as well as lower income taxes resulting from a $741.9 million tax valuation allowance reversal for the year ended December 31, 2017, which was partially offset by a $261.3 million deferred tax asset write-off due to the recent Tax Cuts and Jobs Act, lower interest income, and increased interest expense primarily due to higher borrowings on our Term Loan A and our senior unsecured notes.

Segment Developments:

The following are recent developments that have had, may have or will have an impact on us by segment:

During 2017, we engaged third party consultants to help us validate and quantify a new set of strategic initiatives which we expect will improve our already industry-leading property level operating margins in the coming years.  This effort encompassed both revenue and cost saving initiatives throughout the organization which we expect to realize recurring benefits over the next several years.

Northeast

•

In October 2017, Pennsylvania’s House Bill 271 was signed into law. The bill extensively expands gambling in the state by introducing licenses for up to ten additional casinos limited to 750 slot machines and up to 40 table games not to be within twenty-five miles of existing casinos, up to five video gaming terminals at certain truck stops, online gambling, fantasy contests and sport wagering. We believe Hollywood Casino at Penn National Race Course and Hollywood Gaming at Mahoning Valley Race Course may be impacted by new competition in the near future based on the ultimate location of the additional facilities.

•

Hollywood Casino at Charles Town Races faced increased competition from the Baltimore, Maryland market, which includes Maryland Live!, Horseshoe Casino Baltimore, which opened at the end of August 2014 and MGM National Harbor, which opened in December 2016.

•

Construction of a tribal casino in Taunton, Massachusetts that was expected to open in 2017, is currently on hold following a judicial opinion. MGM Springfield in Western Massachusetts is expected to be completed in September 2018 and Wynn Everett in Eastern Massachusetts is scheduled to open in mid-2019. The increased competition in Massachusetts will have a negative impact on the operations of Plainridge Park Casino.

•	The management service contract with Casino Rama in Ontario, Canada is expected to end in the third quarter of 2018.

South/West

•	On May 1, 2017, we acquired RIH Acquisitions MS I, LLC and RIH Acquisitions MS II, LLC, the holding companies for operations of 1st Jackpot Casino and Resorts Casino, in Tunica, Mississippi.

•

On October 10, 2016, we opened and began to manage Hollywood Casino Jamul – San Diego on the Jamul Tribe’s trust land in San-Diego California. During 2017, our loan to the JIVDC went into default and as a result Penn incurred impairment charges related to its loan and funding commitments of $89.8 million.  In late February 2018, the Company and the Jamul Tribe mutually agreed that Penn would no longer manage the facility or provide branding and development services on May 28, 2018. The company will provide a transition that it anticipates will last through approximately late May.

•

In August 2015 we completed the acquisition of Tropicana Las Vegas Hotel and Casino for $360 million. During the second quarter of 2016, we refreshed the gaming floor with new slot machines and launched our

Marquee Rewards player loyalty program at the Tropicana Las Vegas. During 2017, we made various incremental food and beverage offerings at the facility and on July 27, 2017, we opened celebrity chef Robert Irvine’s first signature Las Vegas restaurant, the Robert Irvine Public House. Additionally, we continue to evaluate additional improvements at the property which may include additional food, beverage, retail and entertainment and other non-gaming amenities and enhancements in future periods.

Midwest

•

On September 1, 2015, we acquired a leading Illinois video gaming terminal (“VGT”) operator, Prairie State Gaming. As one of the largest and most respected VGT route operators in Illinois, Prairie State Gaming’s operations include more than 1,715 terminals across a network of 377 bars and retail gaming establishments throughout Illinois. During the fourth quarter of 2016, we acquired two small video gaming terminal route operators in Illinois.  In addition, during the first half of 2017, we acquired two additional small video gaming route operators in Illinois.

Other

•	On August 1, 2016, we completed our acquisition of Rocket Speed, a leading developer of social casino games.

Critical Accounting Estimates

We make certain judgments and use certain estimates and assumptions when applying accounting principles in the preparation of our consolidated financial statements. The nature of the estimates and assumptions are material due to the levels of subjectivity and judgment necessary to account for highly uncertain factors or the susceptibility of such factors to change. We have identified the accounting for long‑lived assets, goodwill and other intangible assets, income taxes, and loans to the JIVDC as critical accounting estimates, as they are the most important to our financial statement presentation and require difficult, subjective and complex judgments.

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

Long‑lived assets

At December 31, 2017, we had a net property and equipment balance of $2,756.7 million within our consolidated balance sheet, representing 52.7% of total assets. We depreciate property and equipment on a straight‑line basis over their estimated useful lives. The estimated useful lives are determined based on the nature of the assets as well as our current operating strategy. We review the carrying value of our property and equipment for possible impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable based on undiscounted estimated future cash flows expected to result from its use and eventual disposition. The factors considered by us in performing this assessment include current operating results, trends and prospects, as well as the effect of obsolescence, demand, competition and other economic factors. For purposes of recognizing and measuring impairment in accordance with ASC 360, “Property, Plant, and Equipment,” assets are grouped at the individual property level representing the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets. In assessing the recoverability of the carrying value of property and equipment, we must make assumptions regarding future cash flows and other factors. If these estimates or the related assumptions change in the future, we may be required to record an impairment loss for these assets. Such an impairment loss would be recognized as a non‑cash component of operating income.

Goodwill and other intangible assets

At December 31, 2017, the Company had $1,008.1 million in goodwill and $422.6 million in other intangible assets within its consolidated balance sheet, representing 19.3% and 8.1% of total assets, respectively, resulting from the Company’s acquisition of other businesses and payment for gaming licenses. These assets require significant management estimates and judgment pertaining to: (i) the valuation in connection with the initial purchase price allocation; and (ii) the ongoing evaluation for impairment.

In connection with the Company’s acquisitions, valuations are completed to determine the allocation of the purchase prices. The factors considered in the valuations include data gathered as a result of the Company’s due diligence in connection with the acquisitions, projections for future operations, and data obtained from third-party valuation specialists as deemed appropriate. Goodwill represents the future economic benefits of a business combination measured as the excess purchase price over the fair market value of net assets acquired. Goodwill is tested annually, or more frequently if indicators of impairment exist. An income approach, in which a discounted cash flow model is utilized and a market-based approach utilizing guideline public company (“GPC”) multiples of adjusted EBTIDA from the Company’s peer group is utilized to estimate the fair market value of the Company’s reporting units.

For the quantitative goodwill impairment test, the current fair value of each reporting unit is estimated using the combination of a discounted cash flow model and a GPC multiples approach which is then compared to the carrying value of each reporting unit. The Company adjusts the carrying value of each reporting unit that utilizes property that is subject to the Master Lease by an allocation of a pro-rata portion of the GLPI financing obligation based on the reporting unit’s estimated fair value as a percentage of the aggregate estimated fair value of all reporting units that utilize property that is subject to the Master Lease.

The Company compares the aggregate weighted average fair value to the carrying value of its reporting units. If the carrying value of the reporting unit exceeds the aggregate weighted average fair value, an impairment is recorded equal to the amount of the excess not to exceed the amount of goodwill allocated to the reporting unit.

In accordance with ASC 350, “Intangibles Goodwill and Other,” the Company considers its gaming licenses and certain other intangible assets as indefinite life intangible assets that do not require amortization based on the Company’s future expectations to operate its gaming facilities indefinitely (notwithstanding our experience in 2014 in Iowa which the Company concluded was an isolated incident and the first time in the Company’s history a gaming regulator has taken an action which could cause it to lose its gaming license) as well as its historical experience in renewing these intangible assets at minimal cost with various state commissions. Rather, these intangible assets are tested annually for impairment, or more frequently if indicators of impairment exist, by comparing the fair value of the recorded assets to their carrying amount. If the carrying amounts of the indefinite life intangible assets exceed their fair value, an impairment loss is recognized. The Company completes its testing of its intangible assets prior to assessing the realizability of its goodwill.

The Company assessed the fair value of its indefinite life intangible assets (which are primarily gaming licenses) using the Greenfield Method under the income approach. The Greenfield Method estimates the fair value of the gaming license using a discounted cash flow model assuming the Company built a casino with similar utility to that of the existing facility. The method assumes a theoretical start up company going into business without any assets other than the intangible asset being valued. As such, the value of the gaming license is a function of the following items:

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

The evaluation of goodwill and indefinite life intangible assets requires the use of estimates about future operating results of each reporting unit to determine the estimated fair value of the reporting unit and the indefinite lived intangible assets. The Company must make various assumptions and estimates in performing its impairment testing. The implied fair value includes estimates of future cash flows (including an allocation of the Company’s projected financing obligation to its reporting units) that are based on reasonable and supportable assumptions which represent the Company’s best estimates of the cash flows expected to result from the use of the assets including their eventual disposition. Changes in estimates, increases in the Company’s cost of capital, reductions in transaction multiples, changes in operating and capital expenditure assumptions or application of alternative assumptions and definitions could produce significantly different results. Future cash flow estimates are, by their nature, subjective and actual results may differ materially from the Company’s estimates. If the Company’s ongoing estimates of future cash flows are not met, the Company may have to record additional impairment charges in future accounting periods. The Company’s estimates of cash flows are based on the current regulatory and economic climates, recent operating information and budgets of the various properties where it conducts operations. These estimates could be negatively impacted by changes in federal, state or local regulations, economic downturns, or other events affecting the Company’s properties.

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

For the year ended December 31, 2017, the Company recorded goodwill impairment charges of $18.0 million, related to the goodwill at Tropicana Las Vegas and Sanford Orlando Kennel Club.

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

Once an impairment of goodwill or other indefinite life intangible assets has been recorded, it cannot be reversed. Because the Company’s goodwill and indefinite life intangible assets are not amortized, there may be volatility in reported income because impairment losses, if any, are likely to occur irregularly and in varying amounts. Intangible assets that have a definite life are amortized on a straight line basis over their estimated useful lives or related service contract. The Company reviews the carrying value of its intangible assets that have a definite life for possible impairment whenever events or changes in circumstances indicate that their carrying value may not be recoverable. If the carrying amount of the intangible assets that have a definite life exceed their fair value, an impairment loss is recognized.

The Company’s remaining goodwill and other intangible assets by reporting unit at December 31, 2017 is shown below (in thousands):

		Total Intangible
Reporting Unit	Goodwill	Assets
Hollywood Casino St. Louis	$205,783	$58,418
Hollywood Casino Aurora	207,207	—
Argosy Casino Riverside	154,332	4,964
Zia Park Casino	142,359	—
Hollywood Gaming at Dayton Raceway	15,339	110,436
Hollywood Gaming at Mahoning Valley Race Course	—	125,000
Penn Interactive Ventures	67,004	15,968
Hollywood Casino at Penn National Race Course	1,497	67,607
Prairie State Gaming	34,185	30,031
Hollywood Casino Lawrenceburg	63,189	—
Hollywood Casino Tunica	44,042	—
1st Jackpot Casino	35,929	567
Boomtown Biloxi	22,365	—
Argosy Casino Alton	9,863	8,285
Plainridge Park Casino	3,052	—
Hollywood Casino at Charles Town Races	1,354	—
Others	597	1,330
Total	$1,008,097	$422,606

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

The realizability of the net deferred tax assets is evaluated quarterly by assessing the valuation allowance and by adjusting the amount of the allowance, if necessary. We consider all available positive and negative evidence including projected future taxable income and available tax planning strategies that could be implemented to realize the net deferred tax assets. The evaluation of both positive and negative evidence is a requirement pursuant to ASC 740 in determining more likely than not the net deferred tax assets will be realized. In the event the Company determines that the deferred income tax assets would be realized in the future in excess of their net recorded amount, an adjustment to the valuation allowance would be recorded, which would reduce the provision for income taxes.

In connection with the failed spin off leaseback, the Company recorded real property assets and a financing obligation of $2.00 billion and $3.52 billion, respectively, on November 1, 2013, which resulted in a substantial increase to our net deferred tax assets of $599.9 million. ASC 740 suggests that additional scrutiny should be given to deferred tax assets of an entity with cumulative pre tax losses during the most recent three years. Positive evidence of sufficient quantity and quality is required to overcome such significant negative evidence to conclude that a valuation allowance is not warranted. As of September 30, 2017, the Company determined that a valuation allowance was no longer required against its federal net deferred tax assets for the portion that will be realized. As such, the Company released $741.9 million of its total valuation allowance for the year ended December 31, 2017 due to the positive evidence outweighing the negative evidence thereby allowing the Company to achieve the “more-likely-than-not” realization standard.  See Note 12 “Income Taxes” for additional information.

Federal Tax Reform – critical accounting changes

On December 22, 2017, the President signed into law comprehensive tax reform legislation commonly known as Tax Cuts and Jobs Act (the “Tax Act”), which introduces significant changes to the United States tax law.  The Tax Act provides numerous provisions including, but not limited to, a reduction to the U.S. federal corporate tax rate from 35% to 21% effective January 1, 2018, a temporary provision allowing 100% expensing of qualifying capital improvements (including those acquired via asset acquisitions) through 2022, which then phase out 20% a year thereafter, a one-time transition tax on foreign earnings, a general elimination of U.S. federal income taxes on dividends received from foreign subsidiaries and a new provision designed to tax global intangible low-taxed income (“GILTI”).

Also, on December 22, 2017, the SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”), which provides accounting guidance for the Tax Act.  SAB 118 provides a measurement period similar to a business combination whereby recognizing provisional amounts to the extent that they are reasonably estimable and adjust them over time as more information becomes available not to extend beyond one year from the Tax Act enactment date.  In accordance with SAB 118, a company must reflect the income tax effects of the Tax Act for which the accounting under ASC 740 is complete.  To the extent the accounting related to the Tax Act is incomplete but a reasonable estimate is attainable, a provisional estimate should be reflected in the financial statements

We recorded a net charge of $266.0 million included in the income tax provision in the Consolidated Statements of Operations consisting of three components: (i) a $261.3 million charge due to the revaluation of the net deferred tax assets in the U.S. based on the new lower federal income tax rate, (ii) a $2.6 million charge related to the one-time mandatory repatriation tax on previously deferred earnings from our wholly-owned Canadian subsidiary (which we will pay interest free over 8 years) and (iii) a $2.1 million foreign withholding tax charge due to the new favorable U.S. treatment of foreign dividends whereby we have changed our indefinite reinvestment assertion.  While we believe the $266.0 million net charge represents a reasonable estimate of the income tax effects of the Tax Act in our Consolidated Statements of Operations as of December 31, 2017, these amounts are considered provisional.

These adjustments reflected in our financial statements related to the application of the Tax Act are provisional amounts estimated based on published guidance and our interpretation as enacted.  The new law directs the United States

Treasury to promulgate regulations as it deems appropriate as well as provide guidance implementing the intent of Congress.  We will recognize any change to the provisional amounts in the period any additional guidance is published.

Loan and unfunded loan commitments to the JIVDC

For year ended December 31, 2017, we recorded a provision for loan loss and reserves for unfunded loan commitments to the JIVDC of $89.8 million within our consolidated statements of operations. Our loan is impaired and as such the value is estimated based on the present value of expected future cash flows of the facility discounted at the loan’s original effective interest rate in accordance with ASC 310 “Receivables”. The estimate uses subjective assumptions such as, but not limited to, projected future earnings of the facility and potential proceeds which could be realized upon termination of our relationship with the Jamul Tribe. If our estimates are not accurate, we could incur additional losses up to our remaining maximum exposure on the loan and unfunded loan commitments to the JIVDC of approximately $28 million.

Results of Operations

The following are the most important factors and trends that contribute to our operating performance:

•

Most of our properties operate in mature competitive markets. As a result, we expect a significant amount of our future growth to come from prudent acquisitions of gaming properties (such as our pending acquisition of Pinnacle Entertainment, our August 2015 acquisition of Tropicana Las Vegas Hotel and Casino), jurisdictional expansions (such as our June 2015 opening of a slots‑only gaming facility in Massachusetts, the September 2014 opening of Hollywood Gaming at Mahoning Valley Race Course and the August 2014 opening of Hollywood Gaming at Dayton Raceway), expansions of gaming in existing jurisdictions (such as the introduction of table games in July 2010 at Hollywood Casino at Charles Town Races and Hollywood Casino at Penn National Race Course, and at Hollywood Casino Bangor in March 2012), expansions/improvements of existing properties (such as Tropicana Las Vegas) and new growth opportunities (such as our acquisition of Prairie State Gaming, a leading video lottery terminal operator in Illinois, and our entry into the interactive and social gaming space through Penn Interactive Ventures, including our recent acquisition of Rocket Speed).

•

A number of states are currently considering or implementing legislation to legalize or expand gaming. Such legislation presents both potential opportunities to establish new properties (for example, in Massachusetts, where we opened a slots‑only gaming facility on June 24, 2015, in Kansas, where we opened a casino through a joint venture in February 2012, and in Ohio, where we opened casinos in Toledo and Columbus in May 2012 and October 2012, respectively, and opened video lottery terminal facilities at two racetracks in Ohio in the third quarter of 2014) and increased competitive threats to business at our existing properties (such as the introduction/expansion of commercial casinos in Kansas, Maryland, Ohio, Pennsylvania, and potentially Kentucky and Nebraska, and the introduction of tavern licenses in several states, most significantly in Illinois).

•	The successful implementation of our margin enhancement initiatives.

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

The consolidated results of operations for the years ended December 31, 2017, 2016 and 2015 are summarized below:

Year ended December 31,	2017	2016	2015
	(in thousands)
Revenues:
Gaming	$2,692,021	$2,606,262	$2,497,497
Food, beverage, hotel and other	601,731	575,434	485,534
Management service fee and licensing fees	11,654	11,348	10,314
Reimbursable management costs	26,060	15,997	—
Revenues	3,331,466	3,209,041	2,993,345
Less promotional allowances	(183,496)	(174,661)	(154,987)
Net revenues	3,147,970	3,034,380	2,838,358
Operating expenses:
Gaming	1,364,989	1,334,980	1,271,679
Food, beverage, hotel and other	421,848	406,871	349,897
General and administrative	514,776	463,028	449,433
Reimbursable management costs	26,060	15,997	—
Depreciation and amortization	267,062	271,214	259,461
Impairment losses, provision for loan loss and unfunded loan commitments to the JIVDC	107,810	—	40,042
Insurance recoveries, net of deductible charges	(289)	(726)	—
Total operating expenses	2,702,256	2,491,364	2,370,512
Income from operations	$445,714	$543,016	$467,846

Certain information regarding our results of operations by segment for the years ended December 31, 2017, 2016 and 2015 is summarized below:

	Net Revenues			Income (loss) from Operations
Year ended December 31,	2017	2016	2015	2017	2016	2015
	(in thousands)
Northeast	$1,584,119	$1,568,514	$1,505,838	$408,693	$397,524	$328,567
South/West	604,665	546,608	478,128	(5,781)	92,629	102,380
Midwest	907,493	877,567	833,455	233,704	223,180	225,526
Other	51,693	41,691	20,937	(190,902)	(170,317)	(188,627)
Total	$3,147,970	$3,034,380	$2,838,358	$445,714	$543,016	$467,846

Revenues

Revenues for the years ended December 31, 2017, 2016 and 2015 are as follows (in thousands):

				Percentage
Year Ended December 31,	2017	2016	Variance	Variance
Gaming	$2,692,021	2,606,262	$85,759	3.3%
Food, beverage, hotel and other	601,731	575,434	26,297	4.6%
Management service and licensing fees	11,654	11,348	306	2.7%
Reimbursable management costs	26,060	15,997	10,063	62.9%
Revenues	3,331,466	3,209,041	122,425	3.8%
Less promotional allowances	(183,496)	(174,661)	(8,835)	5.1%
Net revenues	$3,147,970	$3,034,380	$113,590	3.7%

				Percentage
Year Ended December 31,	2016	2015	Variance	Variance
Gaming	$2,606,262	2,497,497	$108,765	4.4%
Food, beverage, hotel and other	575,434	485,534	89,900	18.5%
Management service and licensing fees	11,348	10,314	1,034	10.0%
Reimbursable management costs	15,997	—	15,997	N/A
Revenues	3,209,041	2,993,345	215,696	7.2%
Less promotional allowances	(174,661)	(154,987)	(19,674)	12.7%
Net revenues	$3,034,380	$2,838,358	$196,022	6.9%

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

Gaming revenue

2017 Compared with 20166

Gaming revenue increased by $85.8 million, or 3.3%, to $2,692.0 million in 2017, primarily due to the variances explained below.

Gaming revenue for our Northeast segment increased by $14.1 million in 2017, primarily due to increased gaming revenue at all four of our Ohio properties, which together increased gaming revenues $37.6 million for the year ended December 31, 2017 and increased gaming revenues at Plainridge Park Casino, partially offset by decreased gaming revenue at Hollywood Casino Bangor and Hollywood Casino at Charles Town Races due to increased competition from the Maryland market.

Gaming revenue for our Midwest segment increased by $27.2 million in 2017, primarily due to increased gaming revenue at Prairie State Gaming primarily resulting from the acquisition of the assets of four smaller VGT route operators in Illinois since the fourth quarter 2016 and increased gaming revenue at Argosy Casino Riverside, partially offset by decreased gaming revenue at Argosy Casino Alton partly due to flooding which occurred in May 2017, and Hollywood Casino Lawrenceburg, primarily due to continued impact of competition in Ohio.

Gaming revenue for our South/West segment increased by $44.4 million in 2017, primarily due to the acquisitions of 1st Jackpot and Resorts on May 1, 2017, which contributed a combined $44.2 million of gaming revenue for the year ended December 31, 2017 and increased gaming revenue at Tropicana Las Vegas, M Resort and Zia Park, as the local economy has shown improvements over the second half of the year, partially offset by decreased gaming revenue at Hollywood Casino Gulf Coast and Boomtown Biloxi, both of which were negatively impacted by Hurricane Nate in October 2017 and decreased gaming revenue at Hollywood Casino Tunica.

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

Food, beverage, hotel and other revenue

2017 Compared with 2016

Food, beverage, hotel and other revenue increased by $26.3 million, or 4.6%, to $601.7 million in 2017 primarily due to the variances explained below.

Food, beverage, hotel and other revenue for our South/West segment increased by $12.7 million in 2017, primarily due to the acquisitions of 1st Jackpot and Resorts on May 1, 2017 and increased food, beverage, hotel and other revenue at Tropicana Las Vegas and M Resort, partially offset by decreased food, beverage, hotel and other revenue at Hollywood Casino Tunica.

Food, beverage, hotel and other revenue for our Northeast segment increased by $2.4 million in 2017, primarily due to increased food, beverage, hotel and other revenue at Hollywood Gaming at Mahoning Valley, Hollywood Gaming at Dayton Raceway and Hollywood Casino Columbus, partially offset by decreased food, beverage, hotel and other revenue at Hollywood Casino at Charles Town Races due to increased competition from the Maryland market.

Food, beverage, hotel and other revenue for our Other segment increased by $10.4 million in 2017, primarily due to a full year of operations for Rocket Speed, which was acquired on August 1, 2016, partially offset by the sale of Rosecroft Raceway on July 31, 2016.

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

2017 Compared with 2016

Promotional allowances increased by $8.8 million, or 5.1%, to $183.5 million in 2017, primarily due the acquisitions of 1st Jackpot and Resorts on May 1, 2017 and increased marketing efforts at Tropicana Las Vegas and M Resort.

2016 Compared with 2015

Promotional allowances increased by $19.7 million, or 12.7%, to $174.7 million in 2016, primarily due to increased promotional allowances from a full year of operations at Tropicana Las Vegas, which was acquired on August 25, 2015.

Operating Expenses

Operating expenses for the years ended December 31, 2017, 2016 and 2015 are as follows (in thousands):

				Percentage
Year ended December 31,	2017	2016	Variance	Variance
Gaming	$1,364,989	$1,334,980	$30,009	2.2%
Food, beverage, hotel and other	421,848	406,871	14,977	3.7%
General and administrative	514,776	463,028	51,748	11.2%
Reimbursable management costs	26,060	15,997	10,063	62.9%
Depreciation and amortization	267,062	271,214	(4,152)	(1.5)%
Impairment losses, provision for loan loss and unfunded loan commitments to the JIVDC	107,810	—	107,810	N/A
Insurance recoveries, net of deductible charges	(289)	(726)	437	(60.2)%
Total operating expenses	$2,702,256	$2,491,364	$210,892	8.5%

				Percentage
Year ended December 31,	2016	2015	Variance	Variance
Gaming	$1,334,980	$1,271,679	$63,301	5.0%
Food, beverage, hotel and other	406,871	349,897	56,974	16.3%
General and administrative	463,028	449,433	13,595	3.0%
Reimbursable management costs	15,997	—	15,997	N/A
Depreciation and amortization	271,214	259,461	11,753	4.5%
Impairment losses	—	40,042	(40,042)	(100.0)%
Insurance recoveries, net of deductible charges	(726)	—	(726)	N/A
Total operating expenses	$2,491,364	$2,370,512	$120,852	5.1%

Gaming expense

2017 Compared with 2016

Gaming expense increased by $30.0 million, or 2.2%, to $1,365.0 million in 2017, primarily due to the variances explained below.

Gaming expense for our Midwest segment increased by $19.7 million in 2017, primarily due to an increase in gaming taxes resulting from increased taxable gaming revenue mentioned above at Prairie State Gaming primarily resulting from the acquisition of four smaller VGT route operators in Illinois since the fourth quarter 2016 and Argosy Casino Riverside, partially offset by a decrease in gaming taxes resulting from decreased taxable gaming revenue mentioned above at Argosy Casino Alton and Hollywood Casino Lawrenceburg, primarily due to continued impact of competition in Ohio.

Gaming expense for our South/West segment increased by $9.9 million in 2017, primarily due to an increase in gaming taxes resulting from the acquisitions of 1st Jackpot and Resorts on May 1, 2017, and an increase in gaming taxes resulting from increased taxable gaming revenue mentioned above at Tropicana Las Vegas and Zia Park, as the local economy has shown improvements over the second half of the year, partially offset by a decrease in gaming taxes resulting from decreased taxable gaming revenue mentioned above at Hollywood Casino Gulf Coast and Boomtown Biloxi, both of which were negatively impacted by Hurricane Nate in October 2017 and at Hollywood Casino Tunica

2016 Compared with 2015

Gaming expense increased by $63.3 million, or 5.0%, to $1,335.0 million in 2016, primarily due to the variances explained below.

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

Gaming expense for our Northeast segment increased by $28.8 million in 2016, primarily due to full year of operation at Plainridge Park Casino, which opened on June 24, 2015, and increased gaming taxes as a result of increased taxable gaming revenue at Hollywood Casino Columbus, Hollywood Gaming at Dayton Raceway, and Hollywood Gaming at Mahoning Valley Race Course. These increases were partially offset by an overall decrease in gaming taxes resulting from decreased taxable gaming revenue at Hollywood Casino at Charles Town Races and Hollywood Casino at Penn National Race Course.

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

Food, beverage, hotel and other expense

2017 Compared with 2016

Food, beverage, hotel and other expense increased by $15.0 million, or 3.7%, to $421.8 million in 2017, primarily due to the variances explained below.

Food, beverage, hotel and other expense for our South/West segment increased by $12.5 million in 2017, primarily due to the acquisition of 1st Jackpot and Resorts on May 1, 2017 and higher food, beverage, hotel and other expenses at Tropicana Las Vegas and M Resort, partially offset by lower food, beverage, hotel and other expenses at Hollywood Casino Tunica and Boomtown Biloxi.

Food, beverage, hotel and other expense for our Northeast segment increased by $2.2 million in 2017, primarily due to higher food, beverage, hotel and other expenses at Hollywood Casino at Penn National Race Course, Hollywood Gaming at Mahoning Valley Race Course, Hollywood Gaming at Dayton Raceway and Hollywood Casino Columbus, partially offset by lower food, beverage, hotel and other expenses at Hollywood Casino Toledo and Hollywood Casino at Charles Town Races due to increased competition from the Maryland market .

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

General and administrative expense

General and administrative expenses include items such as compliance, facility maintenance, utilities, property and liability insurance, surveillance and security, and certain housekeeping services, as well as all expenses for administrative departments such as accounting, purchasing, human resources, legal and internal audit. General and administrative expenses also include lobbying expenses and changes in the fair value of our contingent purchase price obligations.

2017 Compared with 2016

General and administrative expenses increased by $51.7 million, or 11.2%, to $514.8 million in 2017, primarily due to the variances explained below.

General and administrative expenses for Other increased by $19.0 million in 2017, primarily due to higher cash-settled stock-based compensation charges of $23.0 million from increases in Penn’s stock price during 2017 compared to 2016, higher bonus accrual expense of $3.5 million due to the Company’s better overall performance against its budget, higher outside services and legal fees of $9.4 million due to development and acquisition costs and a full year of operations of Rocket Speed, which was acquired on August 1, 2016, partially offset by a $22.2 million benefit from a buy out of the contingent purchase price obligation for Rocket Speed.

General and administrative expenses for our South/West segment increased by $18.6 million in 2017, primarily due to the acquisition of 1st Jackpot and Resorts on May 1, 2017 and higher expenses at Tropicana Las Vegas due to a favorable litigation settlement in 2016, partially offset by by cost saving measures at Hollywood Casino Gulf Coast and Hollywood Casino Tunica.

General and administrative expenses for our Northeast segment increased by $14.3 million in 2017, primarily due to higher contingent purchase price expense at Plainridge Park Casino due to improved results and long-term outlook.

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

General and administrative expenses for Other decreased by $10.0 million in 2016, primarily due to lower cash settled stock based compensation charges of $7.8 million mainly due to stock price decreases for Penn and GLPI common stock during 2016 compared to stock price increases in 2015 and lower bonus expense of $2.7 million.

General and administrative expenses for our South/West segment increased by $9.4 million in 2016, primarily due to a full year of operations at Tropicana Las Vegas, which was acquired on August 25, 2015, partially offset by decreased expenses at M Resort primarily due to decreases in outside service costs.

General and administrative expenses for our Northeast segment increased by $1.1 million in 2016, primarily due to a full year of operations at Plainridge Park Casino, which opened on June 24, 2015, partially offset by a favorable property tax adjustment for Hollywood Gaming at Dayton Raceway.

Depreciation and amortization expense

2017 Compared with 2016

Depreciation and amortization expense decreased by $4.2 million, or 1.5%, to $267.1 million in 2017, primarily due to decreases at the majority of our properties due to assets becoming fully depreciated, partially offset by the acquisitions of 1st Jackpot and Resorts on May 1, 2017, increased intangible asset amortization from a full year of operations at Rocket Speed and the acquisitions of the assets of four smaller VGT route operators in Illinois since the fourth quarter 2016.

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

Impairment losses, provision for loan loss and unfunded loan commitments to the JIVDC

For the year ended December 31, 2017, the Company recorded a provision for loan loss and unfunded loan commitments to the JIVDC of $89.8 million and goodwill impairment charges of $18.0 million.

For the year ended December 31, 2016, the Company did not record any impairment charges.

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

Insurance recoveries, net of deductible charges

Insurance recoveries for the year ended December 31, 2017 were related to an insurance gain in our Midwest segment of $0.3 million for the second quarter flood that occurred at Argosy Casino Alton.

Insurance recoveries for the year ended December 31, 2016 were related to an insurance gain in our Midwest segment of $0.7 million for the first quarter flood that occurred at Argosy Casino Alton.

Other income (expenses)

Other income (expenses) for the years ended December 31, 2017, 2016 and 2015 are as follows (in thousands):

				Percentage
Year ended December 31,	2017	2016	Variance	Variance
Interest expense	$(466,761)	(459,243)	$(7,518)	1.6%
Interest income	3,552	24,186	(20,634)	(85.3)%
Income from unconsolidated affiliates	18,671	14,337	4,334	30.2%
Loss on early extinguishment of debt	(23,963)	—	(23,963)	N/A
Other	(2,257)	(1,679)	(578)	34.4%
Total other expenses	$(470,758)	$(422,399)	$(48,359)	11.4%

				Percentage
Year ended December 31,	2016	2015	Variance	Variance
Interest expense	$(459,243)	(443,127)	(16,116)	3.6%
Interest income	24,186	11,531	12,655	109.7%
Income from unconsolidated affiliates	14,337	14,488	(151)	(1.0)%
Other	(1,679)	5,872	(7,551)	(128.6)%
Total other expenses	$(422,399)	$(411,236)	$(11,163)	2.7%

Interest expense

Interest expense increased by $7.5 million, or 1.6%, to $466.8 million in 2017, primarily due to $5.8 million higher interest payments on the financing obligation to GLPI due to the acquisition of 1st Jackpot and Resorts on May 1, 2017 and the incurrence of rent escalators, $5.0 million from higher borrowing levels on the senior unsecured notes, partially offset by $2.5 million from lower borrowing levels and interest rates on the revolver portion of the senior secured credit facility and $0.7 million lower accretion on the relocation fees for Hollywood Gaming at Dayton Raceway and Hollywood Gaming at Mahoning Valley Race Course.

Interest expense increased by $16.1 million, or 3.6%, to $459.2 million in 2016, primarily due to $11.9 million from higher borrowings on the Term Loan A and revolver portions of the senior secured credit facility during year ended December 31, 2016, compared to prior year, lower capitalized interest of $1.7 million and higher payments of $1.7 million from the rent escalator on the financing obligation to GLPI.

Interest income

Interest income decreased by $20.6 million, or 85.3%, to $3.6 million in 2017, primarily due to lower interest accrued on the loan to the JIVDC due to their refinancing on October 20, 2016 (see Note 5 to the consolidated financial statements for further details).

Interest income increased by $12.7 million, or 109.7%, to $24.2 million in 2016, primarily due to higher interest accrued on the loan to the JIVDC (see Note 5 to the consolidated financial statements for further details).

Income from unconsolidated affiliates

Income from unconsolidated affiliates increased by $4.3 million, or 30.2%, to $18.7 million in 2017, primarily due to increased earnings related to our joint venture in Kansas Entertainment primarily due to higher year over year revenue.

Other

Other changed by $0.6 million, or 34.4%, to $(2.3) million in 2017 compared to 2016 primarily due to costs associated with the January 2017 debt refinancing, partially offset by lower foreign currency translation losses for the year ended December 31, 2017 compared to 2016.

Other changed by $7.6 million, or 128.6%, to $(1.7) million in 2016 compared to 2015 primarily due to foreign currency translation losses for the year ended December 31, 2016 compared to foreign currency translation gains for 2015.

Taxes

Our income tax benefit from operations was $498.5 million for the year ended December 31, 2017, compared to an income tax expense of $11.3 million in the prior year period. Our effective tax rate (income taxes as a percentage of income from operations before income taxes) was 1,990.6% for the year ended December 31, 2017, as compared to 9.4% for the year ended December 31, 2016. The Company’s effective tax rate in the current year is lower than the federal statutory tax rate of 35% due to the effect of permanent items such as nondeductible goodwill amortization, stock compensation, and the contingent liability settlement, as well as the decrease in our valuation allowance during the year compared to the corresponding prior year period , which is partially offset by the effects of the deferred federal income tax rate reduction from 35% to 21% due to income tax reform legislation known as the Tax Cuts and Jobs Act. Our low level of pre tax earnings has magnified the impact of the above items on our effective tax rate during the year ended December 31, 2017, compared to the corresponding prior year period.

We recorded a net charge of $266.0 million included in the income tax provision in the Consolidated Statements of Operations consisting of three components: (i) a $261.3 million charge due to the revaluation of the net deferred tax assets in the U.S. based on the new lower federal income tax rate, (ii) a $2.6 million charge related to the one-time mandatory repatriation tax on previously deferred earnings from our wholly-owned Canadian subsidiary (which we will pay interest free over 8 years) and (iii) a $2.1 million foreign withholding tax charge due to the new favorable U.S. treatment of foreign dividends whereby we have changed our indefinite reinvestment assertion.  While we believe the $266.0 million net charge represents a reasonable estimate of the income tax effects of the Tax Act in our Consolidated Statements of Operations as of December 31, 2017, these amounts are considered provisional.

Our effective income tax rate can vary from period to period depending on, among other factors, the geographic and business mix of our earnings and the level of our tax credits. Certain of these and other factors, including our history and projections of pre tax earnings, are considered in assessing our ability to realize our net deferred tax assets. During the year ended December 31, 2017, we determined that a valuation allowance was no longer required against the federal and state net deferred tax assets for the portion that will be realized.  As such, the Company released $741.9 million of its total valuation allowance for the year ended December 31, 2017. The Company continues to maintain a valuation allowance of $113.7 million as of December 31, 2017 for federal capital loss carryforwards, as well as certain state filing groups, where it continues to be in a cumulative three-year pretax loss position.

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

A reconciliation of the Company’s net income per GAAP adjusted EBITDA, as well as the Company’s income from operations per GAAP to adjusted EBITDA, is included below. Additionally, a reconciliation of each segment’s income (loss) from operations to adjusted EBITDA is also included above. On a segment level, income (loss) from operations per GAAP, rather than net income (loss) per GAAP is reconciled to adjusted EBITDA due to, among other things, the impracticability of allocating interest expense, interest income, income taxes and certain other items to the Company’s segments on a segment by segment basis. Management believes that this presentation is important to investors in evaluating the performance of the Company’s segments and is consistent with the reporting of other gaming companies.

The reconciliation of the Company’s income (loss) from operations per GAAP to adjusted EBITDA, as well as the Company’s net income per GAAP to adjusted EBITDA, for the years ended December 31, 2017, 2016 and 2015 was as follows:

Year ended December 31,	2017	2016	2015
	(in thousands)
Net income	$473,463	$109,310	$686
Income (benefit) tax provision	(498,507)	11,307	55,924
Other	26,220	1,679	(5,872)
Income from unconsolidated affiliates	(18,671)	(14,337)	(14,488)
Interest income	(3,552)	(24,186)	(11,531)
Interest expense	466,761	459,243	443,127
Income from operations	$445,714	$543,016	$467,846
Loss (gain) on disposal of assets	172	(2,471)	1,286
Insurance recoveries, net of deductible charges	(289)	(726)	—
Impairment losses, provision for loan loss and unfunded loan commitments to the JIVDC	107,810	—	40,042
Charge for stock compensation	7,780	6,871	8,223
Contingent purchase price	(6,840)	1,277	(5,374)
Depreciation and amortization	267,062	271,214	259,461
Income from unconsolidated affiliates	18,671	14,337	14,488
Non operating items for Kansas JV(1)	5,866	10,311	10,377
Adjusted EBITDA	$845,946	$843,829	$796,349

(1)	Adjusted EBITDA excludes our share of the impact of non‑operating items (such as depreciation and amortization expense) from our joint venture in Kansas Entertainment.

The reconciliation of each segment’s income (loss) from operations to adjusted EBITDA for the years ended December 31, 2017, 2016 and 2015 were as follows (in thousands):

Year Ended December 31, 2017	Northeast	South/West	Midwest	Other (1)	Total
Income (loss) from operations	$408,693	$(5,781)	$233,704	$(190,902)	$445,714
Charge for stock compensation	—	—	—	7,780	7,780
Insurance recoveries, net of deductible charges	—	—	(289)	—	(289)
Impairment losses, provision for loan loss and unfunded loan commitments to the JIVDC	—	104,605	—	3,205	107,810
Depreciation and amortization	80,105	36,622	37,837	112,498	267,062
Contingent purchase price	12,529	—	13	(19,382)	(6,840)
(Gain) loss on disposal of assets	(56)	(122)	168	182	172
Income (loss) from unconsolidated affiliates	—	—	20,478	(1,807)	18,671
Non-operating items for Kansas JV	—	—	5,866	—	5,866
Adjusted EBITDA	$501,271	$135,324	$297,777	$(88,426)	$845,946

Year Ended December 31, 2016	Northeast	South/West	Midwest	Other (1)	Total
Income (loss) from operations	$397,524	$92,629	$223,180	$(170,317)	$543,016
Charge for stock compensation	—	—	—	6,871	6,871
Insurance recoveries	—	—	(726)	—	(726)
Depreciation and amortization	92,373	35,831	38,210	104,800	271,214
Contingent purchase price	(1,277)	—	6	2,548	1,277
Loss (gain) on disposal of assets	450	109	334	(3,364)	(2,471)
Income (loss) from unconsolidated affiliates	—	—	15,960	(1,623)	14,337
Non-operating items for Kansas JV	—	—	10,311	—	10,311
Adjusted EBITDA	$489,070	$128,569	$287,275	$(61,085)	$843,829

Year ended December 31, 2015	Northeast	South/West	Midwest	Other	Total
Income (loss) from operations	$328,567	102,380	225,526	(188,627)	$467,846
Charge for stock compensation	—	—	—	8,223	8,223
Impairment losses	40,042	—	—	—	40,042
Insurance recoveries, net of deductible charges	—	—	—	—	—
Depreciation and amortization	93,299	25,793	39,917	100,452	259,461
Contingent purchase price	(5,374)	—	—	—	(5,374)
Loss on disposal of assets	65	677	208	336	1,286
Income (loss) from unconsolidated affiliates	—	—	15,289	(801)	14,488
Non-operating items for Kansas JV	—	—	10,377	—	10,377
Adjusted EBITDA	$456,599	$128,850	$291,317	$(80,417)	$796,349

2017 Compared to 2016

Adjusted EBITDA for our Northeast segment increased by $12.2 million, or 2.5%, for the year ended December 31, 2017, as compared to the year ended December 31, 2016, primarily due to improved results at all four of our Ohio properties and Plainridge Park Casino, partially offset by lower Adjusted EBITDA at Hollywood Casino at Charles Town Races due to increased competition from the Maryland market.

Adjusted EBITDA for our Midwest segment increased by $10.5 million, or 3.7%, for the year ended December 31, 2017, as compared to the year ended December 31, 2016, primarily due to improved results at Argosy Casino Riverside and Prairie State Gaming which benefited from the acquisition of two smaller VGT route operators during the year, partially offset by lower adjusted EBITDA at Hollywood Casino Joliet and Hollywood Casino St. Louis.

Adjust EBITDA for our South/West segment increased by $6.8 million, or 5.3%, for the year ended December 31, 2017, as compared to the year ended December 31, 2016, primarily due to the acquisitions of 1st Jackpot and Resorts on May 1, 2017, which contributed adjusted EBITDA of $8.6 million, improved results at M Resort and Zia Park Casino, as the local economy has shown improvements in the second half of 2017, partially offset by lower adjusted EBITDA at Hollywood Casino Gulf Coast due to impacts from Hurricane Nate in October 2017 and at Tropicana Las Vegas, primarily due to negative impacts in the fourth quarter following the tragic shootings and a favorable litigation settlement in the prior year.

Adjusted EBITDA for Other decreased by $27.3 million, or 44.8%, for the year ended December 31, 2017, as compared to the year ended December 31, 2016, primarily due to increased corporate overhead costs of $34.8 million, primarily due to higher cash‑settled stock‑based compensation charges of $23.0 million mainly due to higher Penn stock price during 2017 compared to 2016, higher acquisition and development costs of $9.4 million as well as increased bonus expense of $3.5 million due to the Company’s better overall performance against its budget, partially offset by a full year of earnings from Rocket Speed, which was acquired on August 1, 2016.

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

Adjusted EBITDA for Other increased by $19.3 million, or 24.0%, for the year ended December 31, 2016, as compared to the year ended December 31, 2015, primarily due to decreased corporate overhead costs of $11.7 million, primarily due to lower cash settled stock based compensation charges of $7.8 million mainly due to stock price decreases for Penn and GLPI common stock during 2016 compared to stock price increases in 2015, as well as decreased bonus expense of $2.7 million. Penn Interactive Ventures also increased adjusted EBITDA by $8.8 million for the year ended December 31, 2016, as compared to the year ended December 31, 2015, primarily due to growth from our HollywoodCasino.com social gaming business and the acquisition of Rocket Speed on August 1, 2016.

Liquidity and Capital Resources

Historically and prospectively, our primary sources of liquidity and capital resources have been and will be cash flow from operations, borrowings from banks and proceeds from the issuance of debt and equity securities.

Net cash provided by operating activities was $459.1 million, $411.7 million, and $413.8 million for the years ended December 31, 2017, 2016 and 2015, respectively. The increase in net cash provided by operating activities of $47.4 million for the year ended December 31, 2017, compared to the corresponding period in the prior year, was comprised primarily of an increase in cash receipts from customers of $109.2 million, primarily due to the acquisition of 1st Jackpot and Resorts on May 1, 2017, Rocket Speed on August 1, 2016 and four smaller acquisitions by Prairie State Gaming since the fourth quarter 2016 and an increase in income tax refunds of $32.1 million, offset by an increase in cash paid to suppliers and vendors of $37.6 million, primarily due to the acquisitions noted above, a reduction of $23.0 million in interest income collections resulting from the refinancing of the Jamul loan in October 2016, cash payments for the early extinguishment of debt of $18.0 million and an increase in cash paid to employees of $15.5 million.

Net cash used in investing activities totaled $221.6 million, $79.3 million, and $781.0 million for the years ended December 31, 2017, 2016 and 2015, respectively. The increase in net cash used in investing activities of $142.3 million for the year ended December 31, 2017, compared to the corresponding period in the prior year, was primarily due the $273.9 million received from the refinancing of loans to the Jamul Tribe in the prior year, cash payments of $42.5 million primarily related to the acquisition of 1st Jackpot and Resorts and decreased proceeds related to the sale of assets held for sale of $17.2 million primarily from the sale of Rosecroft Raceway in 2016. All of which were partially offset by $183.3 million decrease in loan to the JIVDC and $8.2 million of principal and interest collections applied against the nonaccrual loan to the JIVDC.

Net cash (used in) provided by financing activities totaled $(189.0) million, $(339.9) million, and $395.5 million for the years ended December 31, 2017, 2016 and 2015, respectively. The decrease in net cash used in financing activities of $150.9 million for the year ended December 31, 2017, compared to the prior year, was primarily due to higher proceeds from our long-term debt of $1,308.0 million, due to the refinancing of corporate debt, and higher proceeds of $82.6 million from GLPI for financing the acquisition of 1st Jackpot and Resorts.  All of which were partially offset by higher principal payments on long-term debt of $1,167.3 million due to the previously mentioned refinancing, payments of $24.8 million relating to the repurchase of common stock, higher payments of $17.8 million primarily relating to a buy out of the contingent purchase price obligation with Rocket Speed, higher payments on other long-term obligations of $21.7 million and higher principal payments on the financing obligation with GLPI of $7.3 million.

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

The following table summarizes our project capital expenditures by segment for the year ended December 31, 2017:

Actual
(in millions)
South/West (1)	$24.8
Midwest (2)	5.7
Total	$30.5

(1)	Capital expenditures from our South/West segment are related to the improvements at the Tropicana Las Vegas.

(2)	Capital expenditures from our Midwest segment are related to hotel improvements at Hollywood St. Louis.

During 2017, we made further enhancements to our Tropicana Las Vegas facility including adding a celebrity chef restaurant, the Robert Irvine Public House, which opened on July 27, 2017.

During the year ended December 31, 2017, we spent $68.8 million on maintenance capital expenditures, with $22.6 million in our Northeast segment, $17.2 million in our South/West segment, $24.2 million in our Midwest segment, and $4.8 million in Other.  The majority of the maintenance capital expenditures were for slot machines and slot machine equipment.

Cash generated from operations and cash available under the revolving credit facility portion of our senior secured credit facility funded our capital projects and maintenance capital expenditures in 2017.

The following table summarizes our expected capital expenditures for the year ending December 31, 2018 by segment:

	Project Cap Ex	Maintenance Cap Ex
	(in millions)	(in millions)
Northeast	$—	$21.8
South/West(1)	1.8	17.7
Midwest	—	26.6
Other	—	37.6
Total	$1.8	$103.7

(1)	Expected project capital expenditures in 2018 for our South/West segment is for improvements at the Tropicana Las Vegas.

In January 2018, the Company secured a Category 4 satellite casino license in York County, Pennsylvania and paid $50.1 million for the gaming license.  At the time of this filing, the timing and scope of our future investment of capital for this project have not been determined and, as such, the table above does not include any amount related to this project.

Jamul Indian Village Development Corporation

Our loan to the JIVDC, net of allowance for loan losses, which totaled $20.9 million and $92.1 million at December 31, 2017 and 2016, is accounted for as a loan on the consolidated balance sheets and as such is not included in the capital expenditures table presented above.  See Note 5 to the consolidated financial statements for additional details.

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

On January 19, 2017, the Company entered into an amended and restated senior secured credit facility. The amended and restated senior secured credit facility consists of a five year $700 million revolver, a five year $300 million Term Loan A facility, and a seven year $500 million Term Loan B facility (the “Amended Credit Facilities”). The Term Loan A facility was priced at LIBOR plus a spread (ranging from 3.00% to 1.25%) based on the Company’s consolidated total net leverage ratio as defined in the new senior secured credit facility. The Term Loan B facility was priced at LIBOR plus 2.50%, with a 0.75% LIBOR floor.  At December 31, 2017, the Company’s senior secured credit facility had a gross outstanding balance of $760.0 million, consisting of a $288.8 million Term Loan A facility and a $471.2 million Term Loan B facility. The revolving credit facility had nothing drawn at December 31, 2017.

Additionally, at December 31, 2017 and 2016, the Company had conditional obligations under letters of credit issued pursuant to the senior secured credit facility with face amounts aggregating $22.1 million and $23.0 million, respectively,  resulting in $677.9 million and $419.1 million of available borrowing capacity as of December 30, 2017 and 2016, respectively, under the revolving credit facility. In connection with the repayment of the previous senior secured credit facility, the Company recorded $1.7 million in refinancing costs and a $2.3 million loss on the early extinguishment of debt for the year  ended December 31, 2017 related to the write-off of deferred debt issuance costs and the discount on the Term Loan B facility of the previous senior secured credit facility.

The payment and performance of obligations under the senior secured credit facility are guaranteed by a lien on and security interest in substantially all of the assets (other than excluded property such as gaming licenses) of the Company and its subsidiaries.

5.875% Senior Unsecured Notes

On October 30, 2013, the Company completed an offering of $300 million 5.875% senior unsecured notes that mature on November 1, 2021 (the “5.875% Notes”) at a price of par. Interest on the 5.875% Notes is payable on May 1 and November 1 of each year. The 5.875% Notes are senior unsecured obligations of the Company. The 5.875% Notes will not be guaranteed by any of the Company’s subsidiaries except in the event that the Company in the future issues certain subsidiary guaranteed debt securities. The Company may redeem the 5.875% Notes at any time, and from time to time, on or after November 1, 2016, at the declining redemption premiums set forth in the indenture governing the 5.875% Notes, together with accrued and unpaid interest to, but not including, the redemption date. Prior to November 1, 2016, the Company may redeem the 5.875% Notes at any time, and from time to time, at a redemption price equal to 100% of the principal amount of the 5.875% Notes redeemed plus a “make whole” redemption premium described in the indenture governing the 5.875% Notes, together with accrued and unpaid interest to, but not including, the redemption date. In addition, the 5.875% Notes may be redeemed prior to November 1, 2016 from net proceeds raised in connection with an equity offering as long as the Company pays 105.875% of the principal amount of the 5.875% Notes, redeems the 5.875% Notes within 180 days of completing the equity offering, and at least 60% of the 5.875% Notes originally issued remains outstanding.

The Company used the proceeds of the new senior secured credit facility, new 5.875% Notes, and cash on hand, to repay its previous senior secured credit facility, to fund the cash tender offer to purchase any and all of its previously issued 8 3/4%  senior subordinated notes (“8 3/4% Notes”)and the related consent solicitation to make certain amendments to the indenture governing the 8 3/4% Notes, to satisfy and discharge such indenture, to pay related fees and expenses and for working capital purposes.

Redemption of 5.875% Senior Subordinated Notes

In the first quarter of 2017, the Company redeemed all of its $300 million 5.875% senior subordinated notes, which were due in 2021 (“5.875% Notes”). In connection with this redemption, the Company recorded a $21.1 million loss on the early extinguishment of debt for the year ended December 31, 2017 related to the difference between the reacquisition price of the 5.875% Notes compared to its carrying value.

5.625% Senior Unsecured Notes

On January 19, 2017, the Company completed an offering of $400 million 5.625% senior unsecured notes that mature on January 15, 2027 (the “5.625% Notes”) at a price of par. Interest on the 5.625% Notes is payable on January 15th and July 15th of each year. The 5.625% Notes are senior unsecured obligations of the Company. The 5.625% Notes will not be guaranteed by any of the Company’s subsidiaries except in the event that the Company in the future issues certain subsidiary guaranteed debt securities. The Company may redeem the 5.625% Notes at any time on or after January 15, 2022, at the declining redemption premiums set forth in the indenture governing the 5.625% Notes, and, prior to January 15, 2022, at a “make-whole” redemption premium set forth in the indenture governing the 5.625%

Notes.  In addition, prior to January 15, 2020, the Company may redeem the 5.625% Notes with an amount equal to the net proceeds from one or more equity offerings, at a redemption price equal to 105.625% of the principal amount of the 5.625% Notes redeemed, together with accrued and unpaid interest to, but not including, the redemption date, so long as at least 60% of the aggregate principal amount of the notes originally issued under the indenture remains outstanding and such redemption occurs within 180 days of closing of the related equity offering.

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

Financing obligation with GLPI

The Company’s Master Lease with GLPI that became effective November 1, 2013 was accounted for as a financing obligation and totaled $3.54 billion and $3.51 billion at December 31, 2017 and 2016, respectively. At the inception of the lease, the Company determined that the lease term should include all option periods since renewal was reasonably assured given the high percentage of earnings from the Master Lease properties operations to the Company and the lack of alternative economically feasible leasing options for such real estate. The future minimum lease payments at lease inception were discounted at 9.7% which represented the Company’s estimated incremental borrowing rate over the term of the lease. The financing obligation increased by $24.7 million for the year ended December 31, 2017 compared to the prior year due to the addition of $82.6 million in connection with the acquisition of 1st Jackpot and Resorts, partially offset by principal payment reductions. Interest expense recognized on this obligation for the years ended December 31, 2017 and 2016 totaled $397.6 million and $391.7 million, respectively.

Other Long‑Term Obligations

Other long term obligations at December 31, 2017 and 2016 of $119.3 million and $154.1 million, respectively, included $105.4 million and $118.9 million, respectively, related to the relocation fees for Hollywood Gaming at Dayton Raceway and Hollywood Gaming at Mahoning Valley Race Course.  At December 31, 2017 and 2016, $13.8 million and $14.4 million, respectively, related to the repayment obligation of a hotel and event center located near Hollywood Casino Lawrenceburg.  The December 31, 2016 long term obligations included $20.8 million related to a corporate airplane loan; all of which are more fully described below.

In June 2013, the Company finalized the terms of its memorandum of understanding with the State of Ohio, which included an agreement by the Company to pay a relocation fee in return for being able to relocate its existing racetracks in Toledo and Grove City to Dayton and Mahoning Valley, respectively. Upon opening of these two racinos in Ohio in the third quarter of 2014, the relocation fee for each new racino was recorded at the present value of the contractual obligation, which was calculated to be $75 million based on the 5% discount rate included in the agreement. The relocation fee for each facility is payable as follows: $7.5 million upon the opening of the facility and eighteen semi-annual payments of $4.8 million beginning one year from the commencement of operations. This obligation is accreted to interest expense at an effective yield of 5.0%. The amount included in interest expense related to this obligation was $5.5 million and $6.2 million for the year ended December 31, 2017 and 2016, respectively

The City of Lawrenceburg Department of Redevelopment completed construction of a hotel and event center located less than a mile away from Hollywood Casino Lawrenceburg. Effective in mid-January 2015, by contractual agreement, a repayment obligation for the hotel and event center was assumed by a wholly-owned subsidiary of the Company in the amount of $15.3 million, which was financed through a loan with the City of Lawrenceburg Department of Redevelopment, in exchange for conveyance of the property.  The Company is obligated to make annual payments on the loan of approximately $1 million for twenty years beginning January 2016. This obligation is accreted to interest expense at its effective yield of 3.0%. The amount included in interest expense related to this obligation was $0.4 million for the years ended December 31, 2017 and 2016.

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

At December 31, 2017, the Company was in compliance with all required financial covenants.

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

We expect to fund the anticipated acquisition of Pinnacle with a combination of proceeds from asset divestitures and the sale-leaseback of Plainridge Park Casino, existing cash on our balance sheet, new debt financing and internally generated cash flow prior to the acquisition. We anticipate that the additional cash flow resulting from the acquisition will allow us to pay down debt on an accelerated basis after closing.

Commitments and Contingencies

Contractual Cash Obligations

At December 31, 2017, there was approximately $677.9 million available for borrowing under our revolving credit facility. The following table presents our contractual cash obligations at December 31, 2017:

	Payments Due By Period
	Total	2018	2019-2020	2021-2022	2023 and After
	(in thousands)
Senior secured credit facility
Principal	$760,000	$20,000	$58,750	$235,000	$446,250
Interest (1)	179,057	33,745	63,246	52,130	29,936
5.875% senior unsecured notes
Principal	400,000	—	—	—	400,000
Interest	211,375	22,250	44,500	44,500	100,125
Purchase obligations	73,551	44,060	22,968	6,523	—
Capital expenditure commitments (2)	4,805	4,805	—	—	—
Capital leases	890	824	66	—	—
Financing obligation to GLPI (3)	10,299,854	387,456	664,518	664,518	8,583,362
Operating leases	84,919	8,097	9,679	6,626	60,517
Ohio Payments (4)	188,956	33,224	64,448	62,448	28,836
Other liabilities reflected in the Company’s consolidated balance sheets (5)	13,015	13,015	—	—	—
Total	$12,216,422	$567,476	$928,175	$1,071,745	$9,649,026

(1)

The interest rates associated with the variable rate components of our senior secured credit facility are estimated, based on the forward LIBOR curves plus the current spread based on our current levels of indebtedness over LIBOR as of December 31, 2017. The contractual amounts to be paid on our variable rate obligations are affected by changes in market interest rates and changes in our spreads which are based on our leverage ratios. Future changes in such ratios will impact the contractual amounts to be paid.

(2)

The Company anticipates spending approximately $105.5 million for future capital expenditures over the next year, of which the Company has been contractually committed to spend approximately $4.8 million at year‑end.

(3)

Reflects the undiscounted future minimum lease payments to GLPI over the lease term, including renewal options. The amounts above exclude contingent payments (See Note 10 to the consolidated financial statements for further discussion).

(4)

The Company agreed to pay $110 million (of which $60.0 million remains to be paid) to the State of Ohio over ten years in return for certain clarifications from the State of Ohio with respect to various financial matters and limits on competition within the ten year time period. This amount also includes the remaining portion of the relocation fees to be paid associated with our two new facilities in Dayton and Mahoning Valley, Ohio (See Note 9 and Note 11 to the consolidated financial statements).

(5)

Represents liabilities associated with reward programs that can be redeemed for cash, free play or services. Does not include any liability for unrecognized tax benefits of $31.8 million, as the Company cannot make a reasonably reliable estimate of the period of cash settlement with the respective taxing authority. Additionally, it does not include an estimate of the payments associated with our contingent purchase price obligations of $22.7 million as it is not a fixed obligation. Finally, it does not include an estimate for unfunded loan commitments to the JIVDC which totaled approximately $29 million at December 31 ,2017 as we are unable to predict when these amounts would be incurred.  See Note 3 “Summary of Significant Accounting Policies” for more information on our player loyalty programs.

Other Commercial Commitments

The following table presents our material commercial commitments as of December 31, 2017 for the following future periods:

	Total Amounts
	Committed	2018	2019-2020	2021-2022	2023 and After
	(in thousands)
Letters of Credit(1)	$22,088	$22,088	$—	$—	$—
Total	$22,088	$22,088	$—	$—	$—

(1)	The available balance under the revolving credit portion of our senior secured credit facility is reduced by outstanding letters of credit.

New Accounting Pronouncements

For information with respect to new accounting pronouncements and the impact of these pronouncements on our consolidated financial statements, see Note 4 “New Accounting Pronouncements” in the Notes to the Consolidated Financial Statements.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The table below provides information at December 31, 2017 about our financial instruments that are sensitive to changes in interest rates. For debt obligations, the table presents notional amounts maturing during the year and the related weighted‑average interest rates by maturity dates. Notional amounts are used to calculate the contractual payments to be exchanged by maturity date and the weighted‑average interest rates are based on implied forward LIBOR rates at December 31, 2017.

								Fair Value
	2018	2019	2020	2021	2022	Thereafter	Total	12/31/2017
	(in thousands)
Long‑term debt:
Fixed rate	$—	$—	$—	$—	$—	$400,000	$400,000	$412,000
Average interest rate						5.63%
Variable rate	$20,000	$25,625	$33,125	$35,000	$200,000	$446,250	$760,000	$760,456
Average interest rate(1)	4.42%	4.40%	4.29%	4.29%	4.58%	5.33%

(1)	Estimated rate, reflective of forward LIBOR plus the spread over LIBOR applicable to variable‑rate borrowing.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of

Penn National Gaming, Inc. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Penn National Gaming, Inc. and Subsidiaries (the "Company") as of December 31, 2017, the related consolidated statement of operations, comprehensive income, changes in shareholders' deficit and cash flows for the year ended December 31, 2017, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017, and the results of its operations and its cash flows for the year ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 1, 2018 expressed an unqualified opinion on the Company's internal control over financial reporting.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provide a reasonable basis for our opinion.

/s/ Deloitte & Touche LLP

Philadelphia, Pennsylvania

March 1, 2018

We have served as the Company's auditor since 2017.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders of

Penn National Gaming, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheet of Penn National Gaming, Inc. and Subsidiaries as of December 31, 2016, and the related consolidated statements of operations, comprehensive income (loss), changes in shareholders' deficit and cash flows for each of the two years in the period ended December 31, 2016. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Penn National Gaming, Inc. and Subsidiaries at December 31, 2016, and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.

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

/s/ Ernst & Young LLP

Philadelphia, Pennsylvania
February 24, 2017, except for the classification adjustments to the Consolidated Statements of Cash Flows related to the adoption of Accounting Standards Update 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, described in Note 4, as to which the date is March 1, 2018

Penn National Gaming, Inc. and Subsidiaries

Consolidated Balance Sheets

(in thousands, except share and per share data)

	December 31,
	2017	2016
Assets
Current assets
Cash and cash equivalents	$277,953	$229,510
Receivables, net of allowance for doubtful accounts of $2,983 and $3,180 at December 31, 2017 and December 31, 2016, respectively	62,805	61,855
Prepaid expenses	43,780	59,707
Other current assets	16,494	48,193
Total current assets	401,032	399,265
Property and equipment, net	2,756,669	2,820,383
Other assets
Investment in and advances to unconsolidated affiliates	148,912	156,176
Goodwill	1,008,097	989,685
Other intangible assets, net	422,606	435,494
Deferred income taxes	390,943	—
Loan to the JIVDC, net of allowance for loan losses of $64,052 at December 31, 2017 and $0 at December 31, 2016	20,900	91,401
Other assets	85,653	82,080
Total other assets	2,077,111	1,754,836
Total assets	$5,234,812	$4,974,484

Liabilities
Current liabilities
Current portion of financing obligation to GLPI	$56,248	$56,595
Current maturities of long-term debt	35,612	85,595
Accounts payable	26,048	35,091
Accrued expenses	125,688	101,906
Accrued interest	13,528	6,345
Accrued salaries and wages	111,252	92,238
Gaming, pari-mutuel, property, and other taxes	69,645	60,384
Insurance financing	2,404	2,636
Other current liabilities	89,584	95,526
Total current liabilities	530,009	536,316

Long-term liabilities
Long-term financing obligation to GLPI, net of current portion	3,482,573	3,457,485
Long-term debt, net of current maturities and debt issuance costs	1,214,625	1,329,939
Deferred income taxes	—	126,924
Noncurrent tax liabilities	34,099	26,791
Other noncurrent liabilities	46,652	40,349
Total long-term liabilities	4,777,949	4,981,488

Shareholders' deficit
Series B Preferred stock ($.01 par value, 1,000,000 shares authorized, no shares issued and outstanding at December 31, 2017 and 2016)	—	—
Series C Preferred stock ($.01 par value, 18,500 shares authorized, no shares issued and outstanding at December 31, 2017 and 2016)	—	—
Common stock ($.01 par value, 200,000,000 shares authorized, 93,392,635 and 93,289,701 shares issued, and 91,225,242 and 91,122,308 shares outstanding at December 31, 2017 and 2016, respectively)	933	932
Treasury stock, at cost (2,167,393 shares held at December 31, 2017 and 2016)	(28,414)	(28,414)
Additional paid-in capital	1,007,606	1,014,119
Retained deficit	(1,051,818)	(1,525,281)
Accumulated other comprehensive loss	(1,453)	(4,676)
Total shareholders' deficit	(73,146)	(543,320)
Total liabilities and shareholders' deficit	$5,234,812	$4,974,484

See accompanying notes to the consolidated financial statements.

Penn National Gaming, Inc. and Subsidiaries

Consolidated Statements of Operations

(in thousands, except per share data)

Year ended December 31,	2017	2016	2015
Revenues
Gaming	$2,692,021	$2,606,262	$2,497,497
Food, beverage, hotel and other	601,731	575,434	485,534
Management service and license fees	11,654	11,348	10,314
Reimbursable management costs	26,060	15,997	—
Revenues	3,331,466	3,209,041	2,993,345
Less promotional allowances	(183,496)	(174,661)	(154,987)
Net revenues	3,147,970	3,034,380	2,838,358
Operating expenses
Gaming	1,364,989	1,334,980	1,271,679
Food, beverage, hotel and other	421,848	406,871	349,897
General and administrative	514,776	463,028	449,433
Reimbursable management costs	26,060	15,997	—
Depreciation and amortization	267,062	271,214	259,461
Impairment losses, provision for loan loss and unfunded loan commitments to the JIVDC	107,810	—	40,042
Insurance recoveries	(289)	(726)	—
Total operating expenses	2,702,256	2,491,364	2,370,512
Income from operations	445,714	543,016	467,846
Other income (expenses)
Interest expense	(466,761)	(459,243)	(443,127)
Interest income	3,552	24,186	11,531
Income from unconsolidated affiliates	18,671	14,337	14,488
Loss on early extinguishment of debt	(23,963)	—	—
Other	(2,257)	(1,679)	5,872
Total other expenses	(470,758)	(422,399)	(411,236)
(Loss) income from operations before income taxes	(25,044)	120,617	56,610
Income tax (benefit) provision	(498,507)	11,307	55,924
Net income	$473,463	$109,310	$686

Earnings per common share
Basic earnings per common share	$5.21	$1.21	$0.01
Diluted earnings per common share	$5.07	$1.19	$0.01

Weighted average basic shares outstanding	90,854	82,929	80,003
Weighted average diluted shares outstanding	93,378	91,407	90,904

See accompanying notes to the consolidated financial statements.

Penn National Gaming, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

(in thousands)

Year ended December 31,	2017	2016	2015
Net income	$473,463	$109,310	$686
Other comprehensive loss, net of tax:
Foreign currency translation adjustment during the period	3,223	(122)	(3,272)
Other comprehensive income (loss)	3,223	(122)	(3,272)
Comprehensive income (loss)	$476,686	$109,188	$(2,586)

See accompanying notes to the consolidated financial statements.

Penn National Gaming, Inc. and Subsidiaries

Consolidated Statements of Changes in Shareholders’ Deficit

(in thousands, except share data)

								Accumulated
						Additional		Other	Total
	Preferred Stock		Common Stock		Treasury	Paid-In	Retained	Comprehensive	Shareholders’
	Shares	Amount	Shares	Amount	Stock	Capital	Deficit	Income (Loss)	Deficit
Balance, December 31, 2014	8,624	$-	79,161,817	$813	$(28,414)	$956,146	$(1,635,277)	$(1,282)	$(708,014)
Share-based compensation arrangements, net of tax benefits of $14,826	-	-	1,727,458	17	-	32,540	-	-	32,557
Foreign currency translation adjustment	-	-	-	-	-	-	-	(3,272)	(3,272)
Net income	-	-	-	-	-	-	686	-	686
Balance, December 31, 2015	8,624	-	80,889,275	830	(28,414)	988,686	(1,634,591)	(4,554)	(678,043)
Share-based compensation arrangements, net of tax benefits of $6,896	-	-	1,609,033	16	-	25,519	-	-	25,535
Foreign currency translation adjustment	-	-	-	-	-	-	-	(122)	(122)
Conversion of preferred stock	(8,624)	-	8,624,000	86	-	(86)	-	-	-
Net income	-	-	-	-	-	-	109,310	-	109,310
Balance, December 31, 2016	-	-	91,122,308	932	(28,414)	1,014,119	(1,525,281)	(4,676)	(543,320)
Share-based compensation arrangements	-	-	1,367,083	14	-	18,270	-	-	18,284
Foreign currency translation adjustment	-	-	-	-	-	-	-	3,223	3,223
Share repurchases	-	-	(1,264,149)	(13)	-	(24,783)	-	-	(24,796)
Net income	-	-	-	-	-	-	473,463	-	473,463
Balance, December 31, 2017	-	$-	91,225,242	$933	$(28,414)	$1,007,606	$(1,051,818)	$(1,453)	$(73,146)

See accompanying notes to the consolidated financial statements.

Penn National Gaming, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(in thousands)

Year Ended December 31,	2017	2016	2015
Operating activities
Net income	$473,463	$109,310	$686
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	267,062	271,214	259,461
Amortization of items charged to interest expense and interest income	6,960	7,200	6,599
Change in fair values of contingent purchase price	(6,840)	1,277	(5,374)
Loss (gain) on sale of property and equipment and assets held for sale	172	(2,471)	1,286
Income from unconsolidated affiliates	(18,671)	(14,337)	(14,488)
Distributions from unconsolidated affiliates	26,450	26,300	28,150
Deferred income taxes	(517,906)	8,736	57,236
Charge for stock-based compensation	7,780	6,871	8,223
Impairment losses, provision for loan loss and unfunded loan commitments to the JIVDC	107,810	—	40,042
Write off of debt issuance costs and discounts	5,951	—	—
(Decrease) increase, net of businesses acquired
Accounts receivable	(9,186)	(5,911)	710
Prepaid expenses and other current assets	(7,239)	(485)	10,345
Other assets	1,662	(4,879)	4,363
(Decrease) increase, net of businesses acquired
Accounts payable	(342)	(7,500)	2,113
Accrued expenses	23,761	1,519	7,243
Accrued interest	7,183	(746)	1,910
Accrued salaries and wages	15,783	(6,721)	8,454
Gaming, pari-mutuel, property and other taxes	8,495	3,379	3,933
Income taxes	20,448	26,008	1,443
Other current and noncurrent liabilities	46,283	(7,045)	(8,527)
Net cash provided by operating activities	459,079	411,719	413,808
Investing activities
Project capital expenditures	(25,033)	(18,740)	(136,548)
Maintenance capital expenditures	(74,228)	(78,505)	(62,692)
Insurance remediation proceeds	577	—	—
Loans to the JIVDC	(845)	(184,193)	(105,658)
Funds advanced to the JIVDC in connection with their refinancing	—	(98,000)	—
Reimbursement of advances with the JIVDC	—	341,864	—
Land purchased adjacent to Hollywood Casino Jamul - San Diego	(1,500)	(3,065)	—
Repayment (Purchase) of note from the previous developer of the Jamul project	—	30,000	(24,000)
Receipts applied against nonaccrual loan to the JIVDC	8,226	—	—
Proceeds from sale of property and equipment and assets held for sale	1,013	18,210	561
Additional fundings and investment in joint ventures	(500)	—	(2,555)
Consideration paid for acquisitions of businesses, gaming licenses, and other intangibles, net of cash acquired	(129,318)	(86,859)	(450,113)
Net cash used in investing activities	(221,608)	(79,288)	(781,005)
Financing activities
Proceeds from exercise of options	10,447	11,601	9,399
Repurchase of common stock	(24,796)	—	—
Principal payments on financing obligation with GLPI	(57,859)	(50,548)	(46,885)
Proceeds from issuance of long-term debt, net of issuance costs	1,430,796	122,747	562,076
Increase from financing obligation in connection with acquisition	82,600	—	—
Principal payments on long-term debt	(1,574,918)	(407,662)	(115,195)
Payments of other long-term obligations	(35,453)	(13,772)	(3,307)
Payments of contingent purchase price	(19,613)	(1,807)	—
Proceeds from insurance financing	11,948	13,119	4,720
Payments on insurance financing	(12,180)	(13,608)	(15,275)
Net cash (used in) provided by financing activities	(189,028)	(339,930)	395,533
Net increase (decrease) in cash and cash equivalents	48,443	(7,499)	28,336
Cash and cash equivalents at beginning of year	229,510	237,009	208,673
Cash and cash equivalents at end of year	$277,953	$229,510	$237,009
Supplemental disclosure
Interest expense paid, net of amounts capitalized	$452,779	$452,842	$434,175
Income taxes (refunds received)/taxes paid	$(43,067)	$(11,412)	$5,116

Non-cash investing activities
Accrued capital expenditures	$1,890	$6,749	$5,890
Accrued advances to Jamul Tribe	$2,465	$6,962	$39,625

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

Penn National Gaming, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

1.Business and Basis of Presentation

Penn National Gaming, Inc. (“Penn”) and together with its subsidiaries (collectively, the “Company”, “we”, “our” or “us”) is a geographically diversified, multi-jurisdictional owner and manager of gaming and racing facilities and video gaming terminal operations with a focus on slot machine entertainment. The Company was incorporated in Pennsylvania in 1982 as PNRC Corp. and adopted its current name in 1994, when the Company became a publicly traded company. In 1997, the Company began its transition from a pari-mutuel company to a diversified gaming company with the acquisition of the Charles Town property and the introduction of video lottery terminals in West Virginia. Since 1997, we have continued to expand our gaming operations through strategic acquisitions, greenfield projects, and property expansions. We, along with our joint venture partner, opened Hollywood Casino at Kansas Speedway in February 2012.  In Ohio, the Company opened four new gaming properties, including: Hollywood Casino Toledo in May 2012, Hollywood Casino Columbus in October 2012, Hollywood Gaming at Dayton Raceway in August 2014, and Hollywood Gaming at Mahoning Valley Race Course in September 2014.  In addition, in November 2012, the Company acquired Harrah’s St Louis, which was subsequently rebranded as Hollywood Casino St Louis. In 2015, the Company opened Plainridge Park Casino, an integrated racing and slots-only gaming facility in Plainville, Massachusetts, in June, completed the acquisition of our first Las Vegas strip asset, Tropicana Hotel and Casino in Las Vegas, Nevada in August, and acquired Illinois Gaming Investors, LLC (d/b/a Prairie State Gaming), one of the largest video gaming terminal route operators in Illinois, in September.

In 2016, Prairie State Gaming also acquired two smaller video gaming terminal route operators in Illinois.  Finally, the Company implemented its interactive gaming strategy through its subsidiary, Penn Interactive Ventures, which included launching the HollywoodCasino.com Play4Fun social gaming platform with Scientific Games.  On August 1, 2016, the Company completed its acquisition of Rocket Speed, a leading developer of social casino games. On May 1, 2017, the Company completed its acquisition of 1st Jackpot Casino Tunica (formerly known as Bally’s Casino Tunica, (“1st Jackpot”)) and Resorts Casino Tunica (“Resorts”).  In the first half of 2017, the Company’s subsidiary, Prairie State Gaming acquired the assets of two additional smaller video gaming terminal operators in Illinois.

As of December 31, 2017, the Company owned, managed, or had ownership interests in twenty‑nine facilities in the following seventeen jurisdictions: California, Florida, Illinois, Indiana, Kansas, Maine, Massachusetts, Mississippi, Missouri, Nevada, New Jersey, New Mexico, Ohio, Pennsylvania, Texas, West Virginia, and Ontario, Canada.

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

Concentration of credit risk, with respect to casino receivables, is limited through the Company’s credit evaluation process. The Company issues markers to approved casino customers only following credit checks and investigations of creditworthiness. Marker balances issued to approved casino customers were $3.7 million at December 31, 2017, compared to $4.4 million at December 31, 2016.

The Company’s receivables of $62.8 million and $61.9 million at December 31, 2017 and 2016, respectively, primarily consist of $6.1 million and $5.0 million, respectively, due from the West Virginia Lottery for gaming revenue settlements and capital reinvestment projects at Hollywood Casino at Charles Town Races, $9.9 million and $11.8 million, respectively, for reimbursement of expenses paid on behalf of Casino Rama and Hollywood Casino Jamul – San Diego, $5.5 million and $4.0 million, respectively, for racing settlements due from simulcasting at Hollywood Casino at Penn National Race Course, $3.4 million and $3.4 million, respectively, for reimbursement of payroll expenses paid on behalf of the Company’s joint venture in Kansas, $13.9 million and $10.8 million, respectively, for cash, credit card and other advances to customers, $3.0 million and $ 3.2 million, respectively, due from platform providers (i.e. Apple, Google, Amazon and Facebook) for social casino game revenues, and markers issued to customers mentioned above.

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

See Note 5 to the consolidated financial statements for a discussion of the credit risk associated with our loan to the Jamul Indian Village Development Corporation (“JIVDC”), including allowances for loan losses that were established in 2017.

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

Goodwill and Other Intangible Assets

At December 31, 2017, the Company had $1,008.1 million in goodwill and $422.6 million in other intangible assets within its consolidated balance sheet, respectively, resulting from the Company’s acquisition of other businesses and payment for gaming licenses.

Goodwill represents the future economic benefits of a business combination measured as the excess purchase price over the fair market value of net assets acquired. Goodwill is tested annually, or more frequently if indicators of impairment exist. An income approach, in which a discounted cash flow model is utilized and a market-based approach utilizing guideline public company (“GPC”) multiples of adjusted EBTIDA from the Company’s peer group is utilized to estimate the fair market value of the Company’s reporting units.

For the quantitative goodwill impairment test, the current fair value of each reporting unit is estimated using the combination of a discounted cash flow model and a GPC multiples approach which is then compared to the carrying value of each reporting unit. The Company adjusts the carrying value of each reporting unit that utilizes property that is subject to the Master Lease by an allocation of a pro-rata portion of the GLPI financing obligation based on the reporting unit’s estimated fair value as a percentage of the aggregate estimated fair value of all reporting units that utilize property that is subject to the Master Lease.

The Company compares the aggregate weighted average fair value to the carrying value of its reporting units. If the carrying value of the reporting unit exceeds the aggregate weighted average fair value, an impairment is recorded equal to the amount of the excess not to exceed the amount of goodwill allocated to the reporting unit.

In accordance with ASC 350, “Intangibles‑Goodwill and Other,” the Company considers its gaming licenses and certain other intangible assets as indefinite‑life intangible assets that do not require amortization based on the Company’s future expectations to operate its gaming facilities indefinitely as well as its historical experience in renewing these intangible assets at minimal cost with various state commissions. Rather, these intangible assets are tested annually for impairment, or more frequently if indicators of impairment exist, by comparing the fair value of the recorded assets to their carrying amount. If the carrying amounts of the indefinite‑life intangible assets exceed their fair value, an impairment loss is recognized. The Company completes its testing of its intangible assets prior to assessing the realizability of its goodwill.

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

Financing Obligation with GLPI

The Company’s spin-off of real property assets and corresponding Master Lease Agreement with GLPI on November 1, 2013 did not meet all of the requirements for sale-leaseback accounting treatment under ASC 840 “Leases” and therefore is accounted for as a financing obligation rather than a distribution of assets followed by an operating lease.  Specifically, the Master Lease contains provisions that would indicate the Company has prohibited forms of continuing involvement in the leased assets which are not a normal leaseback.  As a result, the Company calculated a financing obligation at the inception of the Master Lease based on the future minimum lease payments discounted at the Company’s estimated incremental borrowing rate at lease inception over the lease term of 35 years, which included renewal options that were reasonably assured of being exercised given the high percentage of the Company’s earnings that were derived from the Master Lease properties operations to the Company and the lack of alternative economically feasible leasing options for such real estate.  The minimum lease payments are recorded as interest expense and in part as a payment of principal reducing the financing obligation.  Contingent rentals are recorded as additional interest expense.  The real property assets in the transaction remain on the consolidated balance sheets and continue to be depreciated over their remaining useful lives.

Debt Issuance Costs

Debt issuance costs that are incurred by the Company in connection with the issuance of debt are deferred and amortized to interest expense using the effective interest method over the contractual term of the underlying indebtedness.  These costs are classified as a direct reduction of long-term debt on the Company’s consolidated balance sheets.

Self-Insurance Reserves

The Company is self-insured for employee health coverage, general liability and workers compensation up to certain stop loss amounts.  The Company uses a reserve method for each reported claim plus an allowance for claims incurred but not yet reported to a fully developed claims reserve method based on an actuarial computation of ultimate liability.  Self-insurance reserves are included in accrued expenses on the Company’s consolidated balance sheets.

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

Other Comprehensive Income

The Company accounts for comprehensive income in accordance with ASC 220, “Comprehensive Income,” which establishes standards for the reporting and presentation of comprehensive income in the consolidated financial statements. The Company presents comprehensive income in two separate but consecutive statements. For the years ended December 31, 2017, 2016 and 2015, the only component of accumulated other comprehensive income was foreign currency translation adjustments.

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

Revenue from our management service contract for Casino Rama and Hollywood Casino Jamul – San Diego are based upon contracted terms and are recognized when services are performed and collection is reasonably assured.

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

The amounts included in promotional allowances for the years ended December 31, 2017, 2016 and 2015 are as follows (in thousands):

Year ended December 31,	2017	2016	2015
Rooms	$41,213	$39,352	$34,708
Food and beverage	133,104	126,438	111,144
Other	9,179	8,871	9,135
Total promotional allowances	$183,496	$174,661	$154,987

The estimated cost of providing such complimentary services for the years ended December 31, 2017, 2016 and 2015 are as follows (in thousands):

Year ended December 31,	2017	2016	2015
Rooms	$5,826	$5,291	$4,199
Food and beverage	51,460	48,497	44,012
Other	3,437	3,518	3,582
Total cost of complimentary services	$60,723	$57,306	$51,793

Player Loyalty Programs

The Company has a nationwide branded loyalty program, called Marquee Rewards.  Marquee Rewards allows customers to earn points that are redeemable for slot play and complementaries.  Complimentaries are usually in the form of monetary discounts and other rewards which generally can only be redeemed at our restaurant, hotel, retail and spa facilities.  These points expire on a monthly basis after six months of inactivity. Customers earn points for their play across the vast majority of the Company’s casinos and can concurrently redeem them at our casinos.

The Company’s player loyalty liability recorded within accrued expenses on the consolidated balance sheets was $13.0 million and $14.2 million at December 31, 2017 and 2016, respectively.  These liabilities are based on expected redemption rates and the estimated costs of the services or merchandise to be provided.  These assumptions are periodically evaluated by comparing historical redemption experience and projected trends.

Gaming and Racing Taxes

The Company is subject to gaming and pari‑mutuel taxes based on gross gaming revenue and pari‑mutuel revenue in the jurisdictions in which it operates. The Company primarily recognizes gaming and pari‑mutuel tax expense based on the statutorily required percentage of revenue that is required to be paid to state and local jurisdictions in the states where or in which wagering occurs. In certain states in which the Company operates, gaming taxes are based on graduated rates. The Company records gaming tax expense at the Company’s estimated effective gaming tax rate for the year, considering estimated taxable gaming revenue and the applicable rates. Such estimates are adjusted each interim period. If gaming tax rates change during the year, such changes are applied prospectively in the determination of gaming tax expense in future interim periods. For the years ended December 31, 2017, 2016 and 2015, these expenses, which are recorded primarily within gaming expense in the consolidated statements of operations, were $983.3 million, $962.7 million, and $921.6 million, respectively.

Payments related to the Master Lease

As of December 31, 2017, the Company leases the real estate associated with twenty of the Company’s gaming and related facilities used in the Company’s operations under a Master Lease arrangement.

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

On May 1, 2017, following the acquisition of RIH Acquisitions MS I, LLC and RIH Acquisitions MS II, LLC, the holding companies for the gaming operations of 1st Jackpot and Resorts in Tunica, Mississippi, an amendment to the Master Lease was entered into in order to add the two additional facilities. The Company is operating both of these casino properties and it leases the underlying real estate associated with these two businesses from GLPI with a total initial annual payment of $9.0 million subject to the provisions included in the terms of the Master Lease. The transaction increased the Company’s Master Lease financing obligation by $82.6 million at the acquisition date, which represents the purchase price GLPI paid for the underlying real estate assets.

Based on the performance of the facilities under the Master Lease, the Company has incurred escalators which resulted in an increase to the Company’s annual payment of $2.4 million, $4.5 million and $5.0 million starting on

November 1, 2017, 2016 and 2015, respectively.  Total payments made to GLPI under the Master Lease were $455.4 million, $442.3 million and $437.0 million for the years ended December 31, 2017, 2016 and 2015, respectively.

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

During 2016, the Company’s 8,624 outstanding shares of Series C Preferred Stock were sold by the holders of these securities, and therefore automatically converted to 8,624,000 shares of common stock under previously agreed upon terms.  As a result there are no longer any outstanding shares of Series C Preferred Stock as of December 31, 2017 and 2016.  The Company determined that the preferred stock qualified as a participating security as defined in ASC 260 since these securities participate in dividends with the Company’s common stock. In accordance with ASC 260, a company is required to use the two‑class method when computing EPS when a company has a security that qualifies as a “participating security.” The two‑class method is an earnings allocation formula that determines EPS for each class of common stock and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings. A participating security is included in the computation of basic EPS using the two‑class method. Under the two‑class method, basic EPS for the Company’s common stock is computed by dividing net income applicable to common stock by the weighted‑average common shares outstanding during the period. Diluted EPS for the Company’s common stock is computed using the more dilutive of the two‑class method or the if-converted method.

The following table sets forth the allocation of net income for the years ended December 31, 2017, 2016 and 2015 under the two class method:

Year ended December 31,	2017	2016	2015
	(in thousands)
Net income	$473,463	$109,310	$686
Net income applicable to preferred stock	—	8,662	67
Net income applicable to common stock	$473,463	$100,648	$619

The following table reconciles the weighted‑average common shares outstanding used in the calculation of basic EPS to the weighted‑average common shares outstanding used in the calculation of diluted EPS for the years ended December 31, 2017, 2016 and 2015:

Year ended December 31,	2017	2016	2015
	(in thousands)
Determination of shares:
Weighted-average common shares outstanding	90,854	82,929	80,003
Assumed conversion of dilutive employee stock-based awards	2,431	1,299	2,217
Assumed conversion of restricted stock	93	42	60
Diluted weighted-average common share outstanding before participating security	93,378	84,270	82,280
Assumed conversion of preferred stock	—	7,137	8,624
Diluted weighted-average common shares outstanding	93,378	91,407	90,904

Options to purchase 51,803 shares, 3,036,819 shares and 1,635,929 shares were outstanding during the years ended December 31, 2017, 2016 and 2015, respectively, but were not included in the computation of diluted EPS because they were antidilutive.

The following table presents the calculation of basic and diluted EPS for the Company’s common stock for the years ended December 31, 2017, 2016 and 2015 (in thousands, except per share data):

Year ended December 31,	2017	2016	2015
Calculation of basic EPS:
Net income applicable to common stock	$473,463	$100,648	$619
Weighted-average common shares outstanding	90,854	82,929	80,003
Basic EPS	$5.21	$1.21	$0.01
Calculation of diluted EPS using two class method:
Net income applicable to common stock	$473,463	$100,648	$619
Diluted weighted-average common shares outstanding before participating security	93,378	84,270	82,280
Diluted EPS	$5.07	$1.19	$0.01

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

The following are the weighted‑average assumptions used in the Black‑Scholes option‑pricing model for the years ended December 31, 2017, 2016 and 2015:

Year ended December 31,	2017	2016	2015
Risk-free interest rate	1.97%	1.20%	1.54%
Expected volatility	30.66%	31.23%	36.68%
Dividend yield	—	—	—
Weighted-average expected life (years)	5.30	5.40	5.45

Segment Information

The Company’s Chief Executive Officer, who is the Company’s Chief Operating Decision Maker (“CODM”), as that term is defined in ASC 280, measures and assesses the Company’s business performance based on regional operations of various properties grouped together based primarily on their geographic locations.

The Northeast reportable segment consists of the following properties: Hollywood Casino at Charles Town Races, Hollywood Casino Bangor, Hollywood Casino at Penn National Race Course, Hollywood Casino Toledo, Hollywood Casino Columbus, Hollywood Gaming at Dayton Raceway, Hollywood Gaming at Mahoning Valley Race Course, Plainridge Park Casino and the Company’s Casino Rama management service contract.

The South/West reportable segment consists of the following properties: Zia Park Casino, Hollywood Casino Tunica, Hollywood Casino Gulf Coast, Boomtown Biloxi, M Resort, Tropicana Las Vegas, 1st Jackpot and Resorts as well as our management contract with Hollywood Casino Jamul-San Diego.

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

The Other category consists of the Company’s standalone racing operations, namely Rosecroft Raceway, which was sold on July 31, 2016, Sanford-Orlando Kennel Club, and the Company’s joint venture interests in Sam Houston Race Park, Valley Race Park, and Freehold Raceway. If the Company is successful in obtaining gaming operations at these locations, they would be assigned to one of the Company’s regional executives and reported in their respective reportable segment. The Other category also includes the Company’s corporate overhead operations, which does not meet the definition of an operating segment under ASC 280. Additionally, the Other category includes Penn Interactive Ventures, the Company’s wholly-owned subsidiary that represents its social online gaming initiatives, including Rocket Speed. Penn Interactive Ventures meets the definition of an operating segment under ASC 280, but is quantitatively not significant to the Company’s operations as it represents less than 2% of net revenues and 5% of income from operations for the year ended December 31, 2017, and its total assets represent less than 2% of the Company’s total assets at December 31, 2017.

In addition to GAAP financial measures, management uses adjusted EBITDA as an important measure of the operating performance of its segments, including the evaluation of operating personnel and believes it is especially relevant in evaluating large, long lived casino projects because they provide a perspective on the current effects of operating decisions separated from the substantial non-operational depreciation charges and financing costs of such projects. Adjusted EBITDA is a Non-GAAP financial measure which the Company defines as earnings before interest, taxes, stock compensation, debt extinguishment and financing charges, impairment charges, insurance recoveries and deductible charges, depreciation and amortization, changes in the estimated fair value of our contingent purchase price obligations, gain or loss on disposal of assets, and other income or expenses. Adjusted EBITDA is also inclusive of income or loss from unconsolidated affiliates, with the Company’s share of non-operating items (such as depreciation and amortization) added back for its joint venture in Kansas Entertainment. Adjusted EBITDA excludes payments associated with our Master Lease agreement with GLPI as the transaction is accounted for as a financing obligation. Adjusted EBITDA should not be construed as an alternative to income from operations, as an indicator of the Company’s operating performance, as an alternative to cash flows from operating activities, as a measure of liquidity, or as any other measure of performance determined in accordance with GAAP. The Company has significant uses of cash flows, including capital expenditures, interest payments, taxes and debt principal repayments, which are not reflected in adjusted EBITDA.

See Note 15 to the consolidated financial statements for further information with respect to the Company’s segments.

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

Certain Risks and Uncertainties

The Company faces intense gaming competition in most of the markets where its properties operate. Certain states are currently considering or implementing legislation to legalize or expand gaming. Such legislation presents potential opportunities for the Company to establish new properties; however, this also presents potential competitive threats to the Company’s existing properties. For example, the Company’s facility in Charles Town, West Virginia which generates approximately 10% or more of our net revenues has faced new sources of significant competition. Namely, Hollywood Casino at Charles Town Races has faced increased competition from the Baltimore, Maryland market, which includes Maryland Live!, Horseshoe Casino Baltimore and MGM National Harbor. Additionally, recent gaming expansion in Pennsylvania has authorized up to 10 additional gaming licenses for category 4 facilities which can have between 300 and 750 slot machines and up to 40 table games. We have secured one of these licenses that will be placed in York County. However, this location is anticipated to increase competition for our Hollywood Casino at Penn National Racecourse. Additionally, licenses have been awarded to competitors whose placement of a new facility is anticipated to compete with our Hollywood Gaming at Mahoning Valley Race Course.

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

4.New Accounting Pronouncements

Accounting Pronouncements Implemented in 2017

In January 2017, the FASB issued ASU No. 2017-04 “Intangibles – Goodwill and Other (Topic 350):  Simplifying the Test for Goodwill Impairment.”  This new guidance removed step two of the goodwill impairment test and specifies that an entity will recognize an impairment loss for the amount by which a reporting unit’s carrying amount exceeds its fair value.  The Company has elected to early adopt this change in accounting principle effective July 1, 2017.  The new standard has been applied to interim period goodwill impairment tests completed as of September 30,

2017 as well as to the Company’s annual impairment test at October 1, 2017.  See Note 8 “Goodwill Impairment” for the disclosure of our impairment analysis.

In March 2016, the FASB issued ASU No. 2016-09, “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.”  The amendments are intended to improve the accounting for employee share-based payments and affect all organizations that issue share-based payment awards to their employees.  Several aspects of the accounting for share-based payment award transactions are simplified, including: (a) income tax consequences; (b) classification of awards as either equity or liabilities; and (c) classification on the statement of cash flows.  The Company adopted this change in accounting principle effective January 1, 2017.  As a result of adopting the change to accounting for income taxes, for the year ended December 31, 2017, the Company recognized an income tax benefit of $6.3 million related to excess tax deductions that would have previously been recognized as additional paid in capital within Total Shareholders’ equity (deficit).  The Company did not record a cumulative effect adjustment to retained earnings due to having a full valuation allowance against all deferred tax assets at January 1, 2017.  Deferred tax assets and the valuation allowance increased by $15.4 million at January 1, 2017 for the tax effect previously unrecognized for excess tax deductions.  The Company has elected to present the change in classification of excess /(deficient) tax deductions from a financing activity to an operating activity within its consolidated statement of cash flows on a retrospective basis.  The impact to the comparative period ended December 31, 2016 and 2015 was an increase to net cash provided by operating activities of $6.9 million and $14.8 million, respectively, and a decrease in net cash provided by (used in) financing activities of $6.9 million and $14.8 million, respectively.  The Company has also made an accounting policy election to account for forfeitures when they occur which had no cumulative effect to retained earnings.  Finally, effective January 1, 2017, the Company adopted the change related to diluted EPS on a prospective basis such that the net benefit/ (deficiency) attributable to taxes is no longer included in the computation of assumed proceeds.

New Accounting Pronouncements to be Implemented in the fiscal year 2018

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606),” amending revenue recognition guidance and requiring more detailed disclosures to enable users of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The core principle of Topic 606 is that revenue should be recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new guidance is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2017 . Additional ASUs have been issued that are part of the overall new revenue guidance including: (i) ASU No. 2016-08, “Principal versus Agent Considerations (Reporting Revenue Gross versus Net)”, (ii) ASU No. 2016-10, “Identifying Performance Obligations and Licensing”, (iii) ASU No. 2016-20, “Technical Corrections and Improvements to Topic 606, Revenue from Contracts” and, (iv) ASU No. 2016-12, “Narrow Scope Improvements and Practical Expedients”, which clarified guidance on certain items such as reporting revenue as a principal or agent, identifying performance obligations, accounting for fixed odds wagering contracts associated with the Company’s racing operations, accounting for intellectual property licenses and accessing collectability and presentation of sales tax.  Management has completed its assessment of the impact of the new standard on the Company’s consolidated financial statements and has elected to adopt Topic 606 using the modified retrospective method on January 1, 2018.  As a result of the adoption, the following areas that are expected to result in significant changes to the Company’s accounting are:

(1)

The new standard will change the accounting for loyalty points which are earned by our customers. The Company’s loyalty reward programs allow members to utilize their rewards membership card to earn loyalty points that are redeemable for slot play and complimentaries such as food and beverages at our restaurants and products offered at our retail stores across the vast majority of the Company’s casino properties. The estimated liability for unredeemed points is currently accrued based on expected redemption rates and the estimated costs of the services or merchandise to be provided.  Under the new standard, the Company will use a deferred revenue model and defer revenue at the estimated fair value when the loyalty points are earned by our customers and recognize revenue when the loyalty points are deemed.  The deferred revenue liability is based on the estimated standalone selling price of the loyalty points earned after factoring in the likelihood of redemption.  The modification will result in a cumulative-effect adjustment to opening retained earnings, with an insignificant change to revenue on a go-forward basis. At the January 1, 2018 adoption date, we expect to record a reduction to the opening balance of retained earnings of approximately $11.4 million on a pre-tax basis, and an increase to accrued expenses.

(2)

The new standard will change the accounting for promotional allowances.  The Company will no longer be permitted to report revenue for goods and services provided to customers for free as an inducement to gamble as gross revenue with a corresponding reduction in promotional allowances to arrive at net revenues.  Under the new standard, amounts will be recorded as a reduction to gaming revenues, and promotional allowances will no longer be netted on our consolidated statements of operations.

Additionally, the Company has identified and implemented changes to its accounting policies and practices, business processes, and controls to support the new revenue recognition standard. The Company is continuing its assessment of potential changes to our disclosures under the new guidance internally and through following the AICPA Revenue Recognition Task for Gaming Entities.

In August 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows (Topic 230): Clarification of Certain Cash Receipts and Cash Payments.”  The amendments are intended to address diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows.  The amendments provide guidance on the following specific cash flow issues: (a) debt prepayment or debt extinguishment costs; (b) settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing; (c) contingent consideration payments made after a business combination; (d) proceeds from the settlement of insurance claims; (e) proceeds from the settlement of corporate-owned life insurance policies, including bank-owned life insurance policies; (f) distributions received from equity method investees; (g) beneficial interest in securitization transactions; and (h) separately identifiable cash flows and application of the predominance principle.  The new guidance is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2017.  The Company plans to adopt this new guidance on January 1, 2018 on a retrospective basis. The Company does not expect the adoption to have a material impact on our consolidated financial statements.

In October 2016, the FASB issued ASU No. 2016-16, “Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory.” The new guidance requires that entities recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs, rather than when the asset is sold to an outside party. The new guidance is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2017. The new guidance requires adoption on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption.  The Company does not expect the adoption to have a material impact on our consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-01, “Business Combinations (Topic 805): Clarifying the Definition of a Business,” in an effort to clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The new guidance is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2017 and will be adopted on a prospective basis.

In May 2017, the FASB issued ASU No. 2017-09, “Compensation – Stock Compensation (Topic 718): Scope of Modification Accounting”, which clarifies when changes to the terms or conditions of a share-based payment award must be accounted for as a modification. The new guidance requires the application of modification accounting if the value, vesting conditions or classification of the award changes. The new guidance is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2017 and will be adopted on a prospective basis.

New Accounting Pronouncements to be Implemented in fiscal year 2019

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842),” which will require, among other items, lessees to recognize a right-of-use asset and a lease liability for most leases. Extensive quantitative and qualitative disclosures, including significant judgments made by management, will be required to provide greater insight into the extent of expenses recognized and expected to be recognized from existing contracts. The accounting applied by a lessor is largely unchanged from that applied under the current standard. The standard must be adopted using a modified retrospective transition approach and provides for certain practical expedients. In January 2018, the FASB issued ASU No. 2018-1, “Leases (Topic 842): Land Easement Practical Expedient for Transition to Topic 842,” that provides an optional transitional practical expedient regarding land easements. The new guidance is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2018, with early adoption permitted.   Management has not yet completed its assessment of the impact of the new standard on the Company’s consolidated financial statements, however, the Company has numerous operating leases which, under the new standard, will need to be reported as an asset and a liability on our consolidated balance sheet.  The precise amount of this asset and liability will be determined based on the leases that exist at the Company on the date of adoption. The adoption of this standard is expected to have a material impact on our consolidated financial statements as the Company has significant operating lease commitments that are off-balance sheet in accordance with current U.S. GAAP.

5.Acquisitions and Other Recent Business Ventures

Anticipated Acquisition of Pinnacle

On December 18, 2017, Penn announced that it had entered into a definitive agreement under which it will acquire Pinnacle in a cash and stock transaction valued at approximately $2.8 billion. Under the terms of the agreement, Pinnacle shareholders will receive $20.00 in cash and 0.42 shares of Penn common stock for each Pinnacle share.

Coincident with the closing of the merger, we plan to divest the membership interests of certain Pinnacle subsidiaries which operate the casinos known as Ameristar Casino Resort Spa St. Charles (Missouri), Ameristar Casino Hotel Kansas City (Missouri), Belterra Casino Resort (Indiana), and Belterra Park (Ohio) to Boyd Gaming Corp (“Boyd”) for approximately $575 million in cash. These divestitures are anticipated to occur immediately prior to, and are conditioned upon, the completion of the Pinnacle acquisition. Additionally, at the closing of the merger, (i) GLPI will acquire the real estate associated with the Plainridge Park Casino for $250 million, and concurrently it will be leased back to Penn pursuant to the amended Pinnacle master lease for a fixed annual rent of $25 million and (ii) GLPI will acquire the real estate assets of Belterra Park from Penn for approximately $65 million, which subsequently will be included in an amended master lease between GLPI and Boyd.  The amended Pinnacle Master Lease will be adjusted for incremental rent of $13.9 million to adjust to market conditions.  The acquisition is expected to close in the second half of 2018.

1st Jackpot and Resorts

On May 1, 2017, the Company acquired RIH Acquisitions MS I, LLC and RIH Acquisitions MS II, LLC, the holding companies for the gaming operations of 1st Jackpot and Resorts, in Tunica, Mississippi, for total cash consideration of $47.0 million. The Company is operating both of these casino properties and it leases the underlying real estate associated with these two businesses from GLPI with a total initial annual payment of $9.0 million subject to the provisions included in the terms of the Master Lease.  The underlying real estate leased from GLPI has been accounted for as a financing obligation, which is included in the total consideration for the transaction and increased the

Company’s Master Lease financing obligation by $82.6 million at the acquisition date, which represents the purchase price GLPI paid for the underlying real estate assets.

The preliminary purchase price allocation has resulted in $35.9 million of goodwill which is deductible for tax purposes.  Property and equipment under the Master Lease is comprised of buildings and improvements and land rights that are amortized on a straight-line basis over thirty-one years.  This time period represents the remaining life of the Master Lease with GLPI, including renewal options that are reasonably assured of being exercised.  Additionally, prior to the acquisition date, the Company incurred transaction costs $1.0 million, which were reported in general and administrative expenses for the year ended December 31, 2017.  This acquisition was not material to the Company’s consolidated financial statements.

May 1, 2017

Cash	$ 6,725
Other current assets	2,735
Property and equipment - non-master lease	8,368
Property and equipment - master lease	82,603
Goodwill	35,929
Other intangible assets	851
Total Assets	$ 137,211

Current portion of financing obligation	$ 1,968
Accrued expenses	2,931
Accrued salaries and wages	3,256
Other current liabilities	1,448
Long-term financing obligation	80,635
Total liabilities	$ 90,238
Cash paid	46,973
Total consideration transferred	$ 137,211

DSG Amusements and Advantage Gaming

On February 1, 2017 and June 1, 2017, the Company acquired 100% of the assets of DSG Amusements, Ltd. (‘DSG”), and Advantage Gaming, LLC (“Advantage”) for $1.9 million and $2.1 million, respectively, in all cash transactions.  The transactions were funded by revolving commitments under the Company’s amended senior secured credit facility.  The results of DSG and Advantage have been included in the Company’s consolidated financial statements since the acquisition dates.  The Company’s preliminary purchase price allocations included $0.7 million in goodwill and $3.7 million in other intangible assets related to acquired customer contracts, as a result of these transactions.  The goodwill recognized for these two transactions is deductible for tax purposes.  The acquisitions of DSG and Advantage did not materially impact the 2017 consolidated results of operations.

Rocket Speed, Inc.

On August 1, 2016, the Company acquired 100% of the outstanding equity securities of social casino game developer, Rocket Speed, Inc. (f/k/a Rocket Games, Inc., (“Rocket Speed”)), for initial cash consideration of $60.5 million subject to customary working capital adjustments.  The Stock Purchase Agreement included contingent consideration payments over the next two years that were based on a multiple of 6.25 times Rocket Games’ then-trailing twelve months of earnings before interest, taxes, depreciation and amortization, subject to a cap of $110 million.  Up to $10 million of the contingent consideration was accounted for as compensation as it was tied to continued employment over a two year period. The acquisition was funded by Penn with cash on hand and revolving commitments under the Company’s senior secured credit facility.  The fair value of the contingent purchase price was estimated to be $34.4 million at the acquisition date based on an income approach by applying an option pricing method to the Company’s internal earning projections using a Monte Carlo simulation.  This acquisition complemented Penn’s interactive gaming strategy through its wholly-owned subsidiary Penn Interactive Ventures which is included in the Other category. The purchase price allocation is detailed in the table below (in thousands).  Current assets includes $4.1 million of cash acquired.

During the third quarter of 2017, Penn Interactive Ventures reached an agreement with the former shareholders of Rocket Speed to buy out the two year contingent purchase price consideration which resulted in a benefit to general and administrative expense in the amount of $22.2 million.

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

The developed technology intangible represents the intellectual property embodied by the developed, completed gaming apps of Rocket Speed as of the acquisition date.  The Company used a multiple period excess earnings model under the income approach to estimate the fair value for this intangible asset and are amortizing the asset over four years on an accelerated basis.  The user base intangible asset represents the estimated value of the acquired customer database. The Company used a replacement cost method to estimate the fair value for this intangible asset and are amortizing it on an accelerated basis over two years.  Non-compete agreements limit specific employees from competing in related businesses.  The Company used a with-and-without method under the income approach to estimate the fair value for this intangible asset and will amortize it over four years consistent with the length of the agreements.

The acquisition of Rocket Speed resulted in an increase the Company’s reported net revenues of $17.3 million for the year ended December 31, 2016.  Additionally, prior to the acquisition date, the Company incurred transactions costs of $1.0 million, which were reported in general and administrative expenses for the year ended December 31, 2016.

Slot Kings and Bell Gaming

On October 3, 2016 and November 1, 2016, the Company acquired 100% of the assets of Slot Kings, LLC and Bell Gaming, LLC for $17.1 million and $10.8 million, respectively, in all cash transactions.  The transactions were funded by revolving commitments under the Company’s existing senior secured credit facility.  The results of Slot Kings and Bell Gaming have been included in the Company’s consolidated financial statements since the acquisition dates.  The Company’s purchase price allocations included $10.5 million in goodwill and $16.6 million in other intangible assets related to acquired customer contracts, as a result of these transactions.  The goodwill recognized for these two transactions is deductible for tax purposes.  The acquisitions of Slot Kings and Bell Gaming did not materially impact the 2016 consolidated results of operations.

Tropicana Las Vegas

On August 25, 2015, the Company acquired 100% of Tropicana Las Vegas Hotel and Casino in Las Vegas, Nevada from Trilliant Gaming Nevada, Inc. for the purchase price of $357.7 million.  The purchase price for this cash transaction was funded by revolving commitments under the Company’s existing senior secured credit facility and approximately $280 million of incremental commitments under an amended senior secured credit facility.  The results of the Tropicana Las Vegas facility have been included in the Company’s consolidated financial statements since the acquisition date. The purchase price allocation is detailed in the table below (in thousands). Current assets includes $8.0 million of cash acquired.

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

Prairie State Gaming

On September 1, 2015, the Company acquired 100% of Prairie State Gaming from The Robert H. Miller Trust and Illinois Funding, LLC in an all cash transaction.  The transaction was funded by revolving commitments under the Company’s existing senior secured credit facility.  The results of Prairie State Gaming have been included in the Company’s consolidated financial statements since the acquisition date. The Company recorded $22.9 million and $15.7 million in goodwill and other intangible assets, respectively, from this transaction.

Prairie State Gaming is one of the largest slot-route operators in Illinois with operations that included, at the time of acquisition, more than 1,100 video gaming terminals across a network of 270 bar and retail gaming establishments throughout Illinois.  The Company intends to leverage its gaming experience, relationships, and purchasing power to improve Prairie State Gaming’s performance and expand its network.

The unaudited pro forma financial information for the periods set forth below gives effect to the 2015 acquisitions described above as if they had occurred as of January 1, 2015.  This incorporates the impacts on depreciation and amortization expense resulting from the Company’s purchase accounting adjustments to the acquired assets and liabilities. The pro forma results for the 2017 and 2016 acquisitions are not materially different than reported results.  The pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had the acquisitions been consummated as of that time (in thousands):

Pro Forma Financial Information (Unaudited)

Year ended December 31,	2015
Net Revenues	$3,154,848
Income from continuing operations	540,992

The acquisitions of Tropicana Las Vegas and Prairie State Gaming resulted in an increase to the Company’s reported net revenues of $57.3 million and a decrease of $3.0 million to income from continuing operations for the year ended December 31, 2015.  Additionally, prior to the acquisition dates, the Company incurred transaction costs of $1.9 million, which were reported in general and administrative expenses for the year ended December 31, 2015.

Jamul Indian Village

On April 5, 2013, the Company announced that, subject to final National Indian Gaming Commission approval, it and the Jamul Tribe had entered into definitive agreements to assist the Jamul Tribe in the development of a Hollywood Casino‑branded casino on the Jamul Tribe’s trust land in San Diego County, California. The definitive agreements were entered into to: (i) secure the development, management, and branding services of the Company to assist the Jamul Tribe during the pre‑development and entitlement phase of the project; (ii) set forth the terms and conditions under which the Company will provide a loan or loans to the JIVDC to fund certain development costs; and (iii) create an exclusive arrangement between the parties.

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

Hollywood Casino Jamul – San Diego is a three-story gaming and entertainment facility of approximately 200,000 square feet featuring 1,731 slot machines, 40 live table games, multiple restaurants, bars and lounges and a partially enclosed parking structure with over 1,800 spaces.  In mid-January 2014, the Company announced the commencement of construction activities at the site.  The facility opened to the public on October 10, 2016. The Company provided a portion of the financing to the JIVDC in connection with the project and, following the opening, has managed and provided branding for the casino.

The Company is accounting for the development agreement and related loan commitment letter with the JIVDC as a loan (the “Loan”) with accrued interest in accordance with ASC 310, “Receivables.”  The Loan represented advances made by the Company to the JIVDC for the development and construction of a gaming facility for the Jamul Tribe on reservation land.  As such, the Jamul Tribe owns the casino and its related assets and liabilities. Repayment of funds advanced to the Jamul Tribe is primarily predicated on cash flows from the operations of the facility.

In December 2015, the Company entered into an agreement to purchase a $60 million subordinated note from the previous developer of the Jamul Indian Village project for $24 million.  Interest on this subordinated note, as of the effective date and at all times thereafter until the Loans has been paid in full, shall accrue as follows: as of the effective date, no interest shall accrue initially; at the opening date, interest shall accrue at a simple fixed rate of 4.25% per annum.  The subordinated note is subordinated to the Loan, and payments on the subordinated note may only be made after all necessary payments are made on the Loan subject to certain limitations.  The Company recorded the subordinated Note at its acquisition price of $24 million, which was considered to be its fair value. The Company has concluded that the $24 million carrying value, which is recorded within other assets on the consolidated balance sheet at December 31, 2015, represents the expected cash flows to be received. As described below, this subordinated note was repaid in connection with the Jamul Tribe refinancing of its existing indebtedness and the Company received a $6 million premium which was accounted for as an origination fee on our new loan with the JIVDC.

On October 20, 2016, the JIVDC obtained long term secured financing, consisting of revolving and term loan credit facilities (the “Credit Facilities”) totaling approximately $460 million.  The Credit Facilities, all of which are due in 2022, consist of a $5 million revolving credit facility, a $340 million term loan B facility and a $98 million term loan C facility.  The revolving credit facility was provided by various commercial banks; the term loan B facility is held by an affiliate of Och-Ziff Real Estate; and the term loan C facility is held by the Company.  The Company will also provide up to an additional $15 million of delayed draw term loan C commitments to fund certain roadway improvement costs.  The various Credit Facilities rank pari passu with each other.  However, if, on the first anniversary of the opening of Hollywood Casino Jamul – San Diego (the “Casino”), the JIVDC has not achieved a senior secured net leverage ratio equal to or less than 5.0 to 1.0, then all or a portion of the term loan C facility will become subordinated to the other Credit Facilities to the extent necessary such that, after giving effect to such conversion, such senior secured net leverage ratio is 5.0 to 1.0.  The rights of the Company to receive management and license fees are subordinated to the claims of the lenders under the Credit Facilities and are subject to certain conditions contained in the Credit Facilities.

The Company was repaid on October 20, 2016, a net amount of approximately $274 million (consisting of reimbursements totaling approximately $372 million less funds advanced of $98 million) of the advances to the JIVDC for the development and construction of the property as well as previously purchased Jamul Tribal debt.

As a condition to the availability of the Credit Facilities, the Company provided a limited completion guarantee, in favor of the administrative agent under the Credit Facilities, to provide up to $15 million of additional loans related to the construction and opening of the Casino, as well as certain post opening construction costs.  The term loan C facility bears interest at LIBOR plus 8.50% with a 1% LIBOR floor (or, at the JIVDC’s election, a base rate determined by reference to the prime rate, the federal funds effective rate or LIBOR, as applicable, plus 7.50%), and the subordinated loans will bear interest at 14.0% (with 12.0% to be paid in cash and 2.0% to be paid-in-kind).

The Company is accounting for its term loan C with the JIVDC as a loan (the “Loan”) in accordance with ASC 310, “Receivables.”  The Loan represents advances made by the Company to the JIVDC for the development and construction of Hollywood Casino Jamul-San Diego for the Jamul Tribe on reservation land.  As such, the Jamul Tribe owns the casino and its related assets and liabilities. Repayment of the Loan is primarily predicated on cash flows from the operations of the facility.

Although Hollywood Casino Jamul San-Diego opened to strong business and earnings volumes in October 2016, which met our expectations, results began to soften earlier and with a steeper drop-off than anticipated.  As a result, we concluded the Loan was impaired at December 31, 2016 and at all time periods subsequent to this date.  A loan is considered impaired when, based on current information, events and projections, it is probable that the Company will be unable to collect the scheduled payments of principal and/or interest when contractually due under the terms of the loan agreement.  The fair value of the Loan is not observable, nor secured by any significant levels of collateral.  Therefore, the Loan is not measured using a practical expedient (observable market rate of interest or fair value of collateral) under ASC 310-10.  As such, an impairment charge is being recorded to the extent the present value of expected future cash flows discounted at the loan’s effective interest rate exceeds the carrying amount of the loan.  The Company records interest income on a cash basis to the extent a reserve is not required for the impaired loan.

At June 30, 2017, the JIVDC was effectively in breach of a financial covenant requirement with respect to debt to earnings ratios.  At September 30, 2017, the JIVDC was in active negotiations with its lenders to modify certain terms of its loan agreements including the elimination of its June 30, 2017 financial covenant requirement.  Amended terms that were negotiated during the three months ended December 31, 2017, were not accepted by the Jamul Tribe.  The JIVDC is currently in default on its obligations and our Loan is fully subordinated to the other lenders that have extended credit to the JIVDC.

In late February 2018, the Company and the Jamul Tribe mutually agreed that Penn would no longer manage the facility or provide branding and development services on May 28, 2018. The company will provide a transition that it anticipates will last through approximately late May.  The Company performed a comprehensive analysis of the future cash flows that we expect to receive on the Loan based upon our best estimates of the operations of the facility and the concessions we will grant to the JIVDC.  The expected cash flows to be received by the Company on the Loan were then discounted at the Loan’s effective interest rate in accordance with ASC 310 which was less than its carrying value at December 31, 2017.  Therefore, the Company recorded a charge of $86.0 million in the consolidated statements of operation for the year ended December 31, 2017, (see table below for allowance for loan losses balance).  The unpaid principal balance of the Loan at December 31, 2017 and December 31, 2016 was $98.3 million and $98.0 million, respectively.  The net carrying value of the Loan totaled $20.9 million and $92.1 million at December 31, 2017 and December 31, 2016, respectively.  The Company’s remaining exposure at December 31, 2017 was $27.9 million inclusive of future unfunded commitments on the Loan.

	Allowance	Reserve for unfunded
	for loan loss	loan commitments (1)

Balance at January 1, 2017	$-	$-
Provisions	64,052	21,996
Balance at December 31, 2017	$64,052	$21,996

(1) Amount is reflected in other non-current liabilities on the Consolidated Balance Sheets

In addition to the reserves above, the Company recorded charges of $3.8 million related to certain advances made to the JIVDC.

Plainridge Racecourse Acquisition

In September 2013, the Company entered into an option and purchase agreement to purchase Plainridge Racecourse in Massachusetts, with the sellers having no involvement in the business or operations from that date forward.  The Company subsequently began to operate Plainridge Racecourse effective January 1, 2014 pursuant to a temporary operations agreement. On February 28, 2014, the Massachusetts Gaming Commission awarded the Company a Category Two slots-only gaming license, and in early March 2014, the Company exercised its option to purchase Plainridge Racecourse. This acquisition reflects the continuing efforts of the Company to expand its gaming operations through the development of new gaming properties. The fixed portion of the purchase price was paid on April 11, 2014.  The option and purchase agreement also contained contingent purchase price consideration that is calculated based on the actual earnings of the gaming operations over the first ten years of gaming operations, which commenced on June 24, 2015.  The first payment was made 60 days after the completion of the first four full fiscal quarters of operation, and subsequent payments will be made every year for nine years after the first payment. The fair value of this liability was determined to be $21.3 million, $10.7 million, and $13.8 million at December 31, 2017, 2016 and 2015, respectively, based on an income approach from the Company’s internal earning projections and was discounted at a rate consistent with the risk a third party market participant would require holding the identical instrument as an asset. This liability is included in other current and other non-current liabilities on the consolidated balance sheet.  At each reporting period, the Company assesses the fair value of this obligation and changes in its value are recorded in earnings.  The amount included in general and administrative expense related to the change in fair value of this obligation was a charge of $12.5 million, and a reduction of $1.3 million and $5.4 million for the years ended December 31, 2017, 2016 and 2015, respectively. In August 2016 and 2017, the first and second payment of $1.8 million and $2.0 million was made for the contingent purchase price.

6.Investment In and Advances to Unconsolidated Affiliates

As of December 31, 2017, investment in and advances to unconsolidated affiliates primarily included the Company’s 50% investment in Kansas Entertainment, which is a joint venture with International Speedway Corporation (“International Speedway”), its 50% interest in Freehold Raceway, and its 50% joint venture with MAXXAM, Inc. (“MAXXAM”) that owns and operates racetracks in Texas. These investments are more fully described below.

Kansas Joint Venture

The Company has a 50% investment in Kansas Entertainment, which owns the Hollywood Casino at Kansas Speedway. Hollywood Casino at Kansas Speedway is a Hollywood-themed facility, which features 244,791 of property square footage with 2,000 slot machines, 41 table games and 12 poker tables, a 1,253 space parking structure, as well as a variety of dining and entertainment facilities. As of December 31, 2017 and 2016, the Company’s investment balance was $88.3 million and $93.8 million, respectively. During the years ended December 31, 2017, 2016, and 2015, the Company received distributions from Kansas Entertainment totaling $26.0 million, $25.8 million and $27.2 million, respectively, which the Company deemed to be returns on its investment based on the source of those cash flows from the normal business operations of Kansas Entertainment.

The Company determined that Kansas Entertainment qualified as a VIE at December 31, 2017 and 2016. The Company did not consolidate its investment in Kansas Entertainment as the Company determined that it did not qualify as the primary beneficiary of Kansas Entertainment at, and for the years ended December 31, 2017 and 2016, primarily as it did not have the ability to direct the activities of Kansas Entertainment that most significantly impacted Kansas Entertainment’s economic performance without the approval of International Speedway. In addition, the Company determined that International Speedway had substantive participating rights in Kansas Entertainment at, and for the years ended, December 31, 2017 and 2016.

For the year ended December 31, 2017, the Company’s investment in Kansas Entertainment met the requirements of S-X Rule 4-08(g) to provide summarized financial information. The following table provides summary income statement information for Kansas Entertainment as required under S-X Rule 1-02(bb) for the comparative periods in the Company’s consolidated balance sheets and consolidated statements of operations (in thousands):

	As of December 31,
	2017	2016	2015
Current assets	$18,452	$16,638	$16,550
Noncurrent assets	$165,801	$176,050	$195,010
Current liabilities	$17,861	$15,351	$14,544

	For the twelve months ended December 31,
	2017	2016	2015
Net revenues	$155,636	$152,926	$153,407
Operating expenses	114,681	121,006	122,828
Income from operations	40,955	31,920	30,579
Net income	$40,955	$31,920	$30,579

Net income attributable to Penn	$20,478	$15,960	$15,290

In addition to the assessment performed by the Company of its investment in Kansas Entertainment under the requirements of S-X Rule 4-08(g), the Company also assessed its investment in Kansas Entertainment under the requirements of S-X Rule 3-09(b) for the year ended December 31, 2017, and determined it was required to provide the audited financial statements of Kansas Entertainment. The consolidated financial statements of Kansas Entertainment for the years ended June 30, 2017, 2016 and 2015 are provided as exhibits to this document to comply with this rule.

Texas Joint Venture

The Company has a 50% interest in a joint venture with MAXXAM, which owns and operates the Sam Houston Race Park in Houston, Texas and the Valley Race Park in Harlingen, Texas, and holds a license for a racetrack in Austin, Texas. Sam Houston Race Park hosts thoroughbred and quarter horse racing and offers daily simulcast operations, and Valley Race Park features dog racing and simulcasting.

The Company determined that the Texas joint venture did not qualify as a VIE at December 31, 2017 and 2016. Using the guidance for entities that are not VIEs, the Company determined that it did not have a controlling financial interest in the joint venture at, and for the years ended December 31, 2017 and 2016, primarily as it did not have the ability to direct the activities of the joint venture that most significantly impacted the joint venture’s economic performance without the input of MAXXAM. Therefore, the Company did not consolidate its investment in the joint venture at, and for the years ended, December 31, 2017 and 2016.

New Jersey Joint Venture

Through its joint venture with Greenwood Limited Jersey, Inc. (“Greenwood”), the Company owns 50% of Freehold Raceway, located in Freehold, New Jersey. The property features a half-mile standardbred race track and a  grandstand.

The Company determined that the New Jersey joint venture did not qualify as a VIE at December 31, 2017 and 2016. Using the guidance for entities that are not VIEs, the Company determined that it did not have a controlling financial interest in the joint venture at, and for the years ended December 31, 2017 and 2016, primarily as it did not have the ability to direct the activities of the joint venture that most significantly impacted the joint venture’s economic performance without the input of Greenwood. Therefore, the Company did not consolidate its investment in the joint venture at, and for the years ended December 31, 2017 and 2016.

7.Property and Equipment

Property and equipment, net, consists of the following:

	December 31,	December 31,
	2017	2016
	(in thousands)

Property and equipment - non-master lease
Land and improvements	$294,695	$294,590
Building and improvements	429,015	404,158
Furniture, fixtures and equipment	1,385,889	1,355,615
Leasehold improvements	130,801	118,940
Construction in progress	15,617	16,375
	2,256,017	2,189,678
Less Accumulated depreciation	(1,345,147)	(1,224,596)
	910,870	965,082
Property and equipment - master lease
Land and improvements	424,700	382,246
Building and improvements	2,258,577	2,219,018
	2,683,277	2,601,264
Less accumulated depreciation	(837,478)	(745,963)
	1,845,799	1,855,301
Property and equipment, net	$2,756,669	$2,820,383

Property and equipment, net decreased by $63.7 million primarily due to depreciation expense partially offset by the acquisition of 1st Jackpot and Resorts, additional video gaming terminals at Prairie State Gaming as well as improvements at Tropicana Las Vegas, Hollywood Casino St. Louis, M Resort and Hollywood Casino Lawrenceburg during the year ended December 31, 2017.

Depreciation expense, for property and equipment as well as capital leases, totaled $248.2 million, $261.9 million, and $258.9 million in 2017, 2016 and 2015. Depreciation expense on the Master Lease assets was $92.4 million, $91.1 million and $92.4 million for the years ended December 31, 2017, 2016, and 2015 respectively. Interest capitalized in connection with major construction projects was $0.2 million, $0.1 million, and $1.8 million in 2017, 2016 and 2015, respectively.

8.Goodwill and Other Intangible Assets

A reconciliation of goodwill and accumulated goodwill impairment losses is as follows (in thousands):

Balance at December 31, 2015
Goodwill	$2,175,507
Accumulated goodwill impairment losses	(1,263,565)
Goodwill, net	$911,942
Goodwill acquired	77,743
Balance at December 31, 2016:
Goodwill	$2,253,250
Accumulated goodwill impairment losses	(1,263,565)
Goodwill, net	$989,685
Goodwill acquired	36,598
Goodwill impairment losses	(18,026)
Other	(160)
Balance at December 31, 2017:
Goodwill	$2,289,848
Accumulated goodwill impairment losses	(1,281,751)
Goodwill, net	$1,008,097

The Company’s goodwill was tested for impairment during the third quarter (before the annual impairment date of October 1, 2017) due to a significant deferred tax valuation allowance reversal which resulted in an increase to the carrying amounts of some of its reporting units, and, as such, was determined to be a triggering event. In accordance with ASC 805 “Business Combinations”, the Company’s allocation of the purchase price for Tropicana Las Vegas, which was acquired in August 2015, included a significant amount of net operating losses (“NOL’s”). The Company did not record deferred tax assets (“DTA”) of approximately $68 million at the acquisition date due to the recognition of a full valuation allowance at that time. The Company’s purchase price allocation resulted in goodwill of $14.8 million being created which would not have been recorded if we had been able to recognize a deferred tax asset. As of September 30, 2017, Tropicana Las Vegas failed the quantitative goodwill impairment test as we determined its fair value was less than its carrying value. As a result, the Company determined that the goodwill for the Tropicana Las Vegas reporting unit was fully impaired and recorded an impairment charge of $14.8 million within our South/West segment. Additionally, the Company’s Sanford Orlando Kennel Club reporting unit within our Other category failed the quantitative goodwill impairment test as of September 30, 2017, and, as such, a partial impairment charge of $3.2 million was recorded.

No goodwill impairment charges were recorded for the years ended December 31, 2016 and 2015.

Hollywood Casino at Charles Town Races and Hollywood Casino at Penn National Race Course both within the Company’s Northeast segment and Argosy Casino Alton within the Company’s Midwest segment have negative carrying values with allocated goodwill of $1.4 million, $1.5 million and $9.9 million, respectively. All three of these reporting units generate significant earnings and as such the Company does not believe impairment charges are required.

Indefinite‑life intangible assets consist primarily of gaming licenses. The table below presents the gross carrying value, accumulated amortization, and net book value of each major class of other intangible assets at December 31, 2017 and 2016:

	December 31, 2017			December 31, 2016
	(in thousands)
	Gross			Gross
	Carrying	Accumulated	Net Book	Carrying	Accumulated	Net Book
	Value	Amortization	Value	Value	Amortization	Value
Indefinite-life intangible assets	$375,405	$—	$375,405	$375,405	$—	$375,405
Other intangible assets	131,483	84,282	47,201	125,584	65,495	60,089
Total	$506,888	$84,282	$422,606	$500,989	$65,495	$435,494

Total other intangible assets decreased by $12.9 million for the year ended December 31, 2017 primarily due to amortization of $18.9 million, partially offset by acquisitions of definite-lived other intangible assets related to Illinois slot operator acquisitions. Other intangible assets have a weighted average remaining amortization period of 4.9 years.

No other intangible asset impairment charges were recorded for the years ended December 31, 2017 and 2016.

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

The Company’s intangible asset amortization expense was $18.9 million, $9.3 million, and $0.5 million for the years ended December 31, 2017, 2016 and 2015, respectively.

The following table presents expected intangible asset amortization expense based on existing intangible assets at December 31, 2017 (in thousands):

2018	$13,614
2019	8,505
2020	5,844
2021	3,599
2022	3,596
Thereafter	12,043
Total	$47,201

The Company’s remaining goodwill and other intangible assets by reporting unit at December 31, 2017 is shown below (in thousands):

		Total Intangible
Reporting Unit	Goodwill	Assets
Hollywood Casino St. Louis	$205,783	$58,418
Hollywood Casino Aurora	207,207	—
Argosy Casino Riverside	154,332	4,964
Zia Park Casino	142,359	—
Hollywood Gaming at Dayton Raceway	15,339	110,436
Hollywood Gaming at Mahoning Valley Race Course	—	125,000
Penn Interactive Ventures	67,004	15,968
Hollywood Casino at Penn National Race Course	1,497	67,607
Prairie State Gaming	34,185	30,031
Hollywood Casino Lawrenceburg	63,189	—
Hollywood Casino Tunica	44,042	—
1st Jackpot Casino	35,929	567
Boomtown Biloxi	22,365	—
Argosy Casino Alton	9,863	8,285
Plainridge Park Casino	3,052	—
Hollywood Casino at Charles Town Races	1,354	—
Others	597	1,330
Total	$1,008,097	$422,606

9.Long‑term Debt

Long‑term debt, net of current maturities, is as follows:

	December 31,	December 31,
	2017	2016
	(in thousands)

Senior secured credit facility	$760,000	$976,845
$300 million 5.875% senior unsecured notes due November 1, 2021	—	300,000
$400 million 5.625% senior unsecured notes due January 15, 2027	400,000	—
Other long-term obligations	119,310	154,084
Capital leases	891	1,760
	1,280,201	1,432,689
Less current maturities of long-term debt	(35,612)	(85,595)
Less discount on senior secured credit facility Term Loan B	(2,558)	(620)
Less debt issuance costs	(27,406)	(16,535)
	$1,214,625	$1,329,939

The following is a schedule of future minimum repayments of long-term debt as of December 31, 2017 (in thousands):

2018	$35,612
2019	41,132
2020	49,324
2021	51,994
2022	217,828
Thereafter	884,311
Total minimum payments	$1,280,201

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

On January 19, 2017, the Company entered into an amended and restated senior secured credit facility. The amended and restated senior secured credit facility consists of a five year $700 million revolver, a five year $300 million Term Loan A facility, and a seven year $500 million Term Loan B facility (the “Amended Credit Facilities”). The Term Loan A facility was priced at LIBOR plus a spread (ranging from 3.00% to 1.25%) based on the Company’s consolidated total net leverage ratio as defined in the new senior secured credit facility. The Term Loan B facility was priced at LIBOR plus 2.50%, with a 0.75% LIBOR floor.  At December 31, 2017, the Company’s senior secured credit facility had a gross outstanding balance of $760.0 million, consisting of a $288.8 million Term Loan A facility and a $471.2 million Term Loan B facility. The revolving credit facility had nothing drawn at December 31, 2017. Additionally, at December 31, 2017 and 2016, the Company had conditional obligations under letters of credit issued pursuant to the senior secured credit facility with face amounts aggregating $22.1 million and $23.0 million, respectively,  resulting in $677.9 million and $419.1 million of available borrowing capacity as of December 30, 2017 and 2016, respectively, under the revolving credit facility. In connection with the repayment of the previous senior secured credit facility, the Company recorded $1.7 million in refinancing costs and a $2.3 million loss on the early extinguishment of debt for the year  ended December 31, 2017 related to the write-off of deferred debt issuance costs and the discount on the Term Loan B facility of the previous senior secured credit facility.

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

The Company used the proceeds of the new senior secured credit facility, new 5.875% Notes, and cash on hand, to repay its previous senior secured credit facility, to fund the cash tender offer to purchase any and all of its previously issued 8 3/4% senior subordinated notes (“8 3/4% Notes”)and the related consent solicitation to make certain amendments to the indenture governing the 8 3/4% Notes, to satisfy and discharge such indenture, to pay related fees and expenses and for working capital purposes.

Redemption of 5.875% Senior Subordinated Notes

In the first quarter of 2017, the Company redeemed all of its $300 million 5.875% senior subordinated notes, which were due in 2021 (“5.875% Notes”). In connection with this redemption, the Company recorded a $21.1 million loss on the early extinguishment of debt for the year ended December 31, 2017 related to the difference between the reacquisition price of the 5.875% Notes compared to its carrying value.

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

Other Long‑Term Obligations

Other long term obligations at December 31, 2017 and 2016 of $119.3 million and $154.1 million, respectively, included $105.4 million and $118.9 million, respectively, related to the relocation fees for Hollywood Gaming at Dayton Raceway and Hollywood Gaming at Mahoning Valley Race Course.  At December 31, 2017 and 2016, $13.8 million and $14.4 million, respectively, related to the repayment obligation of a hotel and event center located near Hollywood Casino Lawrenceburg.  The December 31, 2016 long term obligations included $20.8 million related to a corporate airplane loan; all of which are more fully described below.

Ohio Relocation Fees

In June 2013, the Company finalized the terms of its memorandum of understanding with the State of Ohio, which included an agreement by the Company to pay a relocation fee in return for being able to relocate its existing racetracks in Toledo and Grove City to Dayton and Mahoning Valley, respectively. Upon opening of these two racinos in Ohio in the third quarter of 2014, the relocation fee for each new racino was recorded at the present value of the contractual obligation, which was calculated to be $75 million based on the 5% discount rate included in the agreement. The relocation fee for each facility is payable as follows: $7.5 million upon the opening of the facility and eighteen semi-annual payments of $4.8 million beginning one year from the commencement of operations. This obligation is accreted to interest expense at an effective yield of 5.0%. The amount included in interest expense related to this obligation was $5.5 million and $6.2 million for the year ended December 31, 2017 and 2016, respectively.

Event Center

The City of Lawrenceburg Department of Redevelopment completed construction of a hotel and event center located less than a mile away from Hollywood Casino Lawrenceburg. Effective in mid-January 2015, by contractual agreement, a repayment obligation for the hotel and event center was assumed by a wholly-owned subsidiary of the Company in the amount of $15.3 million, which was financed through a loan with the City of Lawrenceburg Department of Redevelopment, in exchange for conveyance of the property.  The Company is obligated to make annual payments on the loan of approximately $1 million for twenty years beginning January 2016. This obligation is accreted to interest expense at its effective yield of 3.0%. The amount included in interest expense related to this obligation was $0.4 million for the years ended December 31, 2017 and 2016.

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

At December 31, 2017, the Company was in compliance with all required financial covenants.

10.Master Lease Financing Obligation

The Company’s lease obligation with GLPI that is described in Note 3 to the consolidated financial statements is accounted for as a financing obligation. The obligation was calculated at the inception of the transaction based on the future minimum lease payments discounted at the Company’s estimated incremental borrowing rate at lease inception over the lease term, including renewal options, that were reasonably assured of being exercised and the funded construction of certain leased real estate assets in development at the date of the Spin-Off. As of May 1, 2017, in connection with the acquisition of 1st Jackpot and Resorts, the Company’s Master Lease Financing obligation was increased by $82.6 million which was the purchase price paid by GLPI for the casinos underlying real estate assets. Total payments to GLPI under the Master Lease were $455.4 million, $442.3 million and $437.0 million for the years ended December 31, 2017, 2016 and 2015, respectively, of which $397.6 million, $391.7 million and $390.1 million respectively, were recognized as interest expense.  The interest expense recognized for the years ended December 31, 2017, 2016 and 2015 includes $46.8 million, $43.8 million and $43.5 million, respectively from contingent payments associated with the monthly variable components for Hollywood Casino Columbus and Hollywood Casino Toledo.

The future minimum payments related to the Master Lease financing obligation with GLPI, at December 31, 2017 are as follows (in thousands):

2018	$387,456
2019	332,259
2020	332,259
2021	332,259
2022	332,259
Thereafter	8,583,363
Total minimum payments	10,299,855
Less amounts representing interest	(7,148,946)
Plus residual values	387,912
Present value of future minimum payments	3,538,821
Less current portion of financing obligation	(56,248)
Long-term portion of financing obligation	$3,482,573

11.Commitments and Contingencies

Litigation

The Company is subject to various legal and administrative proceedings relating to personal injuries, employment matters, commercial transactions, development agreements and other matters arising in the ordinary course of business. The Company does not believe that the final outcome of these matters will have a material adverse effect on the Company’s consolidated financial position or results of operations. In addition, the Company maintains what it believes is adequate insurance coverage to further mitigate the risks of such proceedings. However, such proceedings can be costly, time consuming and unpredictable and, therefore, no assurance can be given that the final outcome of such proceedings may not materially impact the Company’s consolidated financial condition or results of operations. Further, no assurance can be given that the amount or scope of existing insurance coverage will be sufficient to cover losses arising from such matters.

Legal proceedings could result in costs, settlements, damages, or rulings that materially impact the Company’s consolidated financial condition or operating results. The Company believes that it has meritorious defenses, claims and/or counter‑claims with respect to these proceedings, and intends to vigorously defend itself or pursue its claims.

Operating Lease Commitments

The Company is liable under numerous operating leases for various assets, including but not limited to ground leases, automobiles, and other equipment. The majority of these lease arrangements are cancelable within 30 days.  Total rental expense under all operating lease agreements was $45.4 million, $40.3 million, and $37.9 million for the years ended December 31, 2017, 2016 and 2015, respectively.

The future minimum lease commitments relating to the base lease rent portion of noncancelable operating leases at December 31, 2017 are as follows (in thousands):

Year ending December 31,	Total
2018	$8,609
2019	6,387
2020	4,692
2021	4,026
2022	3,504
Thereafter	60,517
Total	$87,735

Location Share Agreements

The Company’s subsidiary, Prairie State Gaming, enters into location share agreements with bar and retail establishments in Illinois.  These agreements are contracts which allow Prairie State Gaming to place VGTs in the bar or retail establishment in exchange for a percentage of the variable revenue generated by the VGTs.  Prairie State Gaming holds the gaming license with the state of Illinois and the location share percentage is determined by the state of Illinois.  For the years ended December 31, 2017, 2016 and 2015, the total location share payments made by Prairie State Gaming (recorded in gaming expenses) were $29.7 million, $21.2 million, and $6.0 million, respectively.

Capital Expenditure Commitments

The Company currently has a capital expenditures budget of approximately $105.5 million for 2018, of which the Company was contractually committed to spend approximately $4.8 million at December 31, 2017.  The Company’s properties that are subject to the Master Lease with GLPI are obligated to spend a minimum of 1% of annual net revenues for the maintenance of those facilities.  The Company historically spends well in excess of this minimum threshold.

Purchase Obligations

The Company has obligations to purchase various goods and services totaling $73.6 million at December 31, 2017, of which $44.1 million will be incurred in 2018.

Loan Commitments to the JIVDC

The Company has $29.0 million of unfunded loan commitments related to its loan to the JIVDC.

Employee Benefit Plans

The Company maintains a qualified retirement plan under the provisions of Section 401(k) of the Internal Revenue Code of 1986, as amended, which covers all eligible employees. The plan enables participating employees to defer a portion of their salary in a retirement fund to be administered by the Company. The Company makes a discretionary match contribution, where applicable, of 50% of employees’ elective salary deferrals, up to a maximum of 6% of eligible employee compensation. The matching contributions for the qualified retirement plan for the years ended December 31, 2017, 2016 and 2015 were $6.0 million, $5.3 million, and $5.0 million, respectively.

The Company also has a defined contribution plan, the Charles Town Races Future Service Retirement Plan, covering substantially all of its union employees at Hollywood Casino at Charles Town Races. Hollywood Casino at Charles Town Races makes annual contributions to this plan for the eligible union employees and to the Penn National Gaming, Inc. 401(k) Plan for the eligible non‑union employees for an amount equal to the amount accrued for retirement expense, which is calculated as 0.25% of the daily mutual handle, 1.0% of net video lottery revenue up to a base and, after the base is met, it reverts to 0.5% and 0.84% of table and poker revenue, respectively. The contributions for the two plans at Hollywood Casino at Charles Town Races for the years ended December 31, 2017, 2016 and 2015 were $2.6 million, $2.8 million, and $2.9 million, respectively.

The Company maintains a non‑qualified deferred compensation plan that covers most management and other highly‑compensated employees. This plan was effective March 1, 2001. The plan allows the participants to defer, on a pre‑tax basis, a portion of their base annual salary and/or their annual bonus, and earn tax‑deferred earnings on these deferrals. The plan also provides for matching Company contributions that vest over a five‑year period. The Company has established a Trust, and transfers to the Trust, on a periodic basis, an amount necessary to provide for its respective future liabilities with respect to participant deferral and Company contribution amounts. The Company’s matching contributions for the non‑qualified deferred compensation plan for the years ended December 31, 2017, 2016 and 2015 were $2.2 million, $2.2 million, and $2.0 million, respectively. The Company’s deferred compensation liability, which was included in other current liabilities within the consolidated balance sheets, was $64.7 million and $59.4 million at December 31, 2017 and 2016, respectively.

Labor Agreements

The Company is required to have agreements with the horsemen at the majority of its racetracks to conduct its live racing and/or simulcasting activities. In addition, in order to operate gaming machines and table games in West Virginia, the Company must maintain agreements with each of the Charles Town horsemen, pari‑mutuel clerks and breeders.

At Hollywood Casino at Charles Town Races, the Company renewed an agreement with the Charles Town Horsemen’s Benevolent and Protective Association that expires on June 18, 2018. Hollywood Casino at Charles Town Races also renewed an agreement with the breeders that expires on June 30, 2018. Additionally, the pari‑mutuel clerks at Charles Town are represented under a collective bargaining agreement with the West Virginia Union of Mutuel Clerks, which expired on December 31, 2010 and has been extended on a month‑to‑month basis.

The Company’s agreement with the Pennsylvania Horsemen’s Benevolent and Protective Association at Hollywood Casino at Penn National Race Course was renewed through January 31, 2019. The Company has an agreement with Laborers’ International Union of North America (LIUNA) Local 108, regarding both on-track and off-track pari-mutuel clerks and admission staff which expired in December 2016 and a new contract was negotiated and, once signed, will run through December 1, 2021. In August 2015, the Company entered into a three year collective bargaining agreement with the International Chapter of Horseshoers and Allied Equine Trades Local 947.

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

Across certain of the Company’s properties, SEATU represents approximately 1,670 of the Company’s employees under a National Agreement that expires on January 24, 2032 and Local Addenda that expire at various times between June 2021 and October 2024.

SEATU agreements are in place at Hollywood Casino Joliet, Hollywood Casino Lawrenceburg, Argosy Casino Riverside, Argosy Casino Alton, Hollywood Casino Kansas Speedway, Hollywood Gaming Dayton, Hollywood Gaming at Mahoning Valley and Plainridge Park Casino. Hollywood Gaming at Dayton Raceway and Hollywood Gaming at Mahoning Valley Race Course have a wage reopener in February 2018, Hollywood Casino Lawrenceburg has a wage reopener in June 2018, Hollywood Casino Kansas Speedway has a wage reopener in July 2018 and Hollywood Casino Joliet and Plainridge Park Casino have a wage reopener in November 2018; the remainder of the SEATU agreements have expiration dates in 2019 and beyond.

At Hollywood Casino Joliet, the Hotel Employees and Restaurant Employees Union Local 1 represents approximately 167 employees under a collective bargaining agreement which expires on March 31, 2019. At Hollywood Casino Columbus and Hollywood Casino Toledo, a council comprised of the United Auto Workers and the United Steel Workers represents approximately 1,271 employees under a collective bargaining agreement which ends on November 15, 2019.

On August 25, 2015, the Company acquired Tropicana Las Vegas Hotel & Casino, which had seven existing collective bargaining agreements with the following unions: (1) Culinary & Bartenders (expires on May 31, 2018.), (2) United Brotherhood of Carpenters (expires on July 31, 2019), (3) International Brotherhood of Electrical Workers (expires on February 28, 2021), (4) International Alliance of Theatrical Stage Employees (expires on December 31, 2018), (5) International Union of Painters and Allied Trades (expires on June 30, 2018), (6)/(7) Teamsters (front and back of the house, both expire on March 31, 2018).

The Company is also the developer, lender and manager of the Hollywood Casino Jamul – San Diego, which the Company opened on October 10, 2016.  Unite Here! International Union and Local 30 represents employees in stewarding, facilities, food and beverage, and operations classifications, and the parties are in the process of negotiating their first collective bargaining agreement.

In addition, at some of the Company’s properties, the Security Police and Fire Professionals of America, the International Brotherhood of Electrical Workers Local 649, the LIUNA Public Serviced Employees Local 1290PE, The International Association of Machinists and Aerospace Workers, Locals 447 and 264, the United Industrial, Service, Transportation, Professional and Government Workers of North America, and the United Steel Workers represent certain of the Company’s employees under collective bargaining agreements that expire at various times between April 2018 and September 2025. None of these additional unions represent more than 77 of the Company’s employees.

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

12.Income Taxes

On December 22, 2017, the President of the United States signed into law comprehensive tax reform legislation commonly known as Tax Cuts and Jobs Act (the “Tax Act”), which introduces significant changes to the United States tax law.  The Tax Act provides numerous provisions including, but not limited to, a reduction to the U.S. federal corporate tax rate from 35% to 21% effective January 1, 2018, a temporary provision allowing 100% expensing of qualifying capital improvements, a one-time transition tax on foreign earnings, a general elimination of U.S. federal income taxes on dividends received from foreign subsidiaries and a new provision designed to tax global intangible low-taxed income (“GILTI”).

Also, on December 22, 2017, the SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”), which provides accounting guidance for the Tax Act.  SAB 118 provides a measurement period similar to a business combination whereby recognizing provisional amounts to the extent that they are reasonably estimable and adjust them over time as more information becomes available not to extend beyond one year from the Tax Act enactment date.  In accordance with SAB 118, a company must reflect the income tax effects of the Tax Act for which the accounting under ASC 740 is complete.  To the extent the accounting related to the Tax Act is incomplete but a reasonable estimate is attainable, a provisional estimate should be reflected in the financial statements.

The adjustments reflected in our financial statements related to the application of the Tax Act are provisional amounts estimated based on published guidance and the interpretation of these provisions as of December 31, 2017.  The new law directs the United States Treasury to promulgate regulations as it deems appropriate as well as provide guidance implementing the intent of Congress.  The Company will recognize any change to the provisional amounts in the period our computations are complete.

The Company calculated reasonable estimates of certain Tax Act provisions including the federal corporate tax rate change, 100% expensing of capital improvements and the one-time transition tax on foreign earnings.  In connection with our initial analysis of the Tax Act impact, we have recorded a provisional decrease to net deferred tax assets of $261.3 million with a corresponding increase to deferred tax expense.  The Company recorded these provisional amounts in our consolidated financial statements in the period of enactment – December 22, 2017.  The Company’s computations are not complete since the Tax Act is unclear in many respects subjecting the legislation to potential technical corrections and interpretation from the United States Treasury and Internal Revenue Service. In addition, there is uncertainty regarding how these U.S. federal income tax changes will affect state and local taxation, which generally use federal taxable income as a starting point for computing the tax liability.  The Tax Act also provides for a 100% temporary tax deduction on all qualified assets placed into service after September 27, 2017 and before December 31, 2022 including significant improvements we regularly expend to construct, maintain and renovate our properties.  This provision phases out each year thereafter by 20% and will be completely phased out as of January 1, 2027.  Beginning in 2018, the new federal rate will also be reflected in the current federal tax expense or benefit in our consolidated statement of operations.

Additionally, upon enactment, there is a one-time deemed repatriation tax on undistributed foreign earnings and profits (“transition tax”).  The application of the transition tax is relevant to certain undistributed and previously untaxed post-1986 foreign earnings and profits from our management service contract with Casino Rama located in Orillia, Ontario.  The Company recognized a provisional tax expense of $2.6 million related to the transition tax in 2017 and the new law allows a Company to pay this liability over an eight-year period without interest.  The Company is continuing to gather additional information to refine the amount of transition tax.  As of December 31, 2017, the Company changed its indefinite reinvestment assertion due to new favorable U.S. treatment of foreign dividends and the anticipated termination of the Casino Rama management service contract during the second half of 2018.  Because our indefinite reinvestment assertion changed, we recorded foreign withholding taxes of approximately $2.1 million.    The Tax Act also contains a new GILTI tax provision and due to the complexity, the Company is continuing to evaluate this provision and application of ASC 740.  Therefore, the Company did not record any amount related to GILTI in our financial statements or make a policy decision regarding whether to record deferred taxes related to GILTI.  The effects of other provisions within the Tax Act are not expected to have a material impact on our consolidated financial statements for the year ended December 31, 2017.

The following table summarizes the tax effects of temporary differences between the financial statement carrying value of assets and liabilities and their respective tax basis, which are recorded at the prevailing enacted tax rate that will be in effect when these differences are settled or realized.  These temporary differences result in taxable or deductible amounts in future years.  The Company assessed all available positive and negative evidence to estimate whether sufficient future taxable income will be generated to realize our existing net deferred tax assets.  In connection with the failed spin-off-leaseback, the Company continued to record real property assets and a financing obligation of $2.00 billion and $3.52 billion, respectively, on November 1, 2013, which resulted in a substantial increase to our net deferred tax assets of $599.9 million.  ASC 740 suggests that additional scrutiny should be given to deferred taxes of an entity with cumulative pre-tax losses during the three most recent three years. Positive evidence of sufficient quantity and quality is required to overcome such significant negative evidence to conclude that a valuation allowance is not warranted.

The components of the Company’s deferred tax assets and liabilities are as follows:

	2017	2016
	(in thousands)
Deferred tax assets:
Stock-based compensation expense	$15,038	$17,773
Accrued expenses	39,474	64,175
Loan to the JIVDC	26,237	2,268
Financing obligation to GLPI	900,311	1,359,193
Unrecognized tax benefits	6,565	9,377
Net operating losses and tax credit carryforwards	59,842	78,021
Gross deferred tax assets	1,047,467	1,530,807
Less valuation allowance	(113,699)	(828,501)
Net deferred tax assets	933,768	702,306
Deferred tax liabilities:
Property, plant and equipment, non-master lease	(33,148)	(69,151)
Property, plant and equipment, master lease	(469,363)	(717,602)
Investments in unconsolidated affiliates	(1,218)	(1,383)
Undistributed foreign earnings	(2,061)	(8,596)
Intangibles	(37,035)	(32,498)
Net deferred tax liabilities	(542,825)	(829,230)
Noncurrent deferred tax assets/(liabilities), net	$390,943	$(126,924)

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

The Company determined that a valuation allowance was no longer required against its federal and state net deferred tax assets for the portion that will be realized.  The most significant evidence that led to the reversal of the valuation allowance during the three months ended September 30, 2017 includes the following:

•

Achievement and sustained growth in our three-year cumulative pretax earnings.  During the fourth quarter of 2016, we emerged from a three-year cumulative pretax loss position, generating a near break-even cumulative amount of pretax income.  This cumulative pretax income increased to $76.6 million as of

September 30, 2017 and was expected to rise substantially at year end since the Company had recorded a $161.5 million pretax loss in the fourth quarter of 2014 due to impairment charges of $155.3 million in that period.

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

For the three months ended December 31, 2017, there were no material changes to our core business operations that altered our prior interim conclusion to release the valuation allowance against the federal and state net deferred tax assets for the portion that is more-likely-than-not to be realized.  The Company continues to experience significant three-year cumulative pretax income of $152.2 million at December 31, 2017 despite the Jamul impairment charge of $77.9 million during the three months ended December 31, 2017.  As such, the Company released $741.9 million of its total valuation allowance for the year ended December 31, 2017 due to the positive evidence outweighing the negative evidence thereby allowing the Company to achieve the “more-likely-than-not” realization standard.  This reversal is reflected in our income tax benefit in the accompanying consolidated statements of operations.  The Company continues to maintain a valuation allowance of $113.7 million as of December 31, 2017 for federal capital loss carryforwards, as well as certain state filing groups, where it continues to be in a cumulative three-year pretax loss position.

Following the ownership change of the Tropicana Las Vegas, the Company has a total federal net operating loss carry-forwards in the amount of $143.4 million for the year ended December 31, 2017, which will expire on various dates from 2029 through 2034.  These tax attributes are subject to limitations under the Internal Revenue Code and underlying Treasury Regulations, however we believe it is more-likely-than-not that the benefit from these tax attributes will be realized.

For state income tax reporting, the Company has gross state net operating loss carry-forwards aggregating approximately $478.3 million available to reduce future state income taxes, primarily for the Commonwealth of Pennsylvania and the States of Missouri, New Mexico, Maine, Illinois, and Ohio localities as of December 31, 2017. The tax benefit associated with these net operating loss carry-forwards is approximately $28.7 million. Due to statutorily limited operating loss carry-forwards and income and loss projections in the applicable jurisdictions, a valuation allowance has been recorded to reflect the net operating losses which are not presently expected to be realized in the amount of $28.3 million. If not used, substantially all the carry-forwards will expire at various dates from December 31, 2018 to December 31, 2037.

Additionally, included in the Company’s valuation allowance is $0.1 million for realized federal capital losses that will expire if not used via the realization of capital gains by December 31, 2018, as well as $26.2 million for an unrealized capital loss associated with our loan to the JIVDC.  Overall the Company’s valuation allowance at December 31, 2017 decreased from December 31, 2016 by a net amount of $714.8 million primarily due to the reversal of the federal valuation allowance, and a partial reversal of the state valuation allowance.

The domestic and foreign components of income before income tax expense for the years ended December 31, 2017, 2016 and 2015 was as follows:

Year ended December 31,	2017	2016	2015

Domestic	(29,538)	116,693	54,443
Foreign	4,494	3,924	2,167
Total	(25,044)	120,617	56,610

The provision for income taxes charged to operations for the years ended December 31, 2017, 2016 and 2015 was as follows:

Year ended December 31,	2017	2016	2015
	(in thousands)
Current tax expense (benefit)
Federal	$16,318	$8,721	$(5,158)
State	6,062	3,489	133
Foreign	(2,981)	(9,639)	3,713
Total current	19,399	2,571	(1,312)
Deferred tax (benefit) expense
Federal	(480,712)	4,701	51,817
State	(39,255)	3,279	5,419
Foreign	2,061	756	—
Total deferred	(517,906)	8,736	57,236
Total income tax (benefit) provision	$(498,507)	$11,307	$55,924

The negative pretax income magnifies the impact of one-time items including reversal of the valuation allowance and the federal deferred rate change in the Company’s effective tax rate for the year ended December 31, 2017. The following table reconciles the statutory federal income tax rate to the actual effective income tax rate for 2017, 2016 and 2015:

Year ended December 31,	2017	2016	2015
Percent of pretax income
Federal statutory rate	35.0%	35.0%	35.0%
State and local income taxes - net of federal benefits	6.3%	1.2%	6.1%
Nondeductible expenses	(16.0)%	0.3%	3.0%
Goodwill impairment	(20.5)%	—%	—%
Compensation	29.5%	(1.5)%	2.8%
Contingent liability settlement	22.9%	0.6%	—%
Foreign	11.3%	(8.5)%	5.2%
Valuation allowance	2,962.3%	(17.1)%	55.3%
Federal tax reform enactment - deferred rate change	(1,043.5)%	—%	—%
Other miscellaneous items	3.3%	(0.6)%	(8.6)%
Total effective tax rate	1,990.6%	9.4%	98.8%

The income tax (benefit)/expense differs from the federal statutory amount because the effect of the items detailed in the table below.

Year ended December 31,	2017	2016	2015
	(in thousands)
Amount of pretax income
Federal statutory rate	$(8,765)	$42,216	$19,814
State and local income taxes - net of federal benefits	(1,567)	1,498	3,435
Nondeductible expenses	4,018	371	1,717
Goodwill impairment	5,131	—	—
Compensation	(7,376)	(1,817)	1,559
Contingent liability settlement	(5,740)	756	—
Foreign	(2,840)	(10,268)	2,955
Valuation allowance	(741,872)	(20,675)	31,288
Federal tax reform enactment - deferred rate change	261,329	—	—
Other miscellaneous items	(825)	(774)	(4,844)
Total income tax provision	$(498,507)	$11,307	$55,924

A reconciliation of the beginning and ending amount for the liability for unrecognized tax benefits is as follows:

Unrecognized
tax benefits
(in thousands)
Unrecognized tax benefits	$33,569
Cumulative advance deposits on account	(31,371)
Balance at December 31, 2015	$2,198

Additions based on current year positions	—
Additions based on prior year positions	3,749
Decreases due to settlements and/or reduction in reserves	(9,091)
Currency translation adjustments	2,565
Settlement payments	(4,000)
Unrecognized tax benefits at December 31, 2016	$26,792

Additions based on current year positions	2,979
Additions based on prior year positions	2,836
Decreases due to settlements and/or reduction in reserves	(1,322)
Currency translation adjustments	(119)
Settlement payments	(216)
Unrecognized tax benefits at December 31, 2017	$30,950

The Company is required under ASC 740 to disclose its accounting policy for classifying interest and penalties, the amount of interest and penalties charged to expense each period, as well as the cumulative amounts recorded in the consolidated balance sheets. The Company will continue to classify any income tax related penalties and interest accrued related to unrecognized tax benefits in income tax provisions within the consolidated statements of operations.

The U.S. and Canadian competent authorities have effectively settled and issued refunds for the transfer pricing dispute related to our Casino Rama management service agreement.  During the year ended December 31, 2017, the Company received a cash refund of $9.5 million and $29.7 million from U.S. and Canada (inclusive of advances on account listed in the table above), respectively, which was classified in other current assets at December 31, 2016.

During the year ended December 31, 2017, the Company recorded $3.6 million of tax reserves and accrued interest and penalties related to current year uncertain tax positions. In regard to prior year tax positions, the Company recorded $3.1 million of tax reserves and accrued interest and reversed $1.4 million of previously recorded tax reserves and accrued interest for uncertain tax positions that have settled and/or closed. The unrecognized tax benefits of $31.8 million is classified in other noncurrent tax liabilities. Overall, the Company recorded a net tax expense of $8.0 million in connection with its uncertain tax positions for the year ended December 31, 2017.

Included in the liability for unrecognized tax benefits at December 31, 2017 and 2016 were $25.1 million and $9.4 million, respectively, of tax positions that, if reversed, would affect the effective tax rate.  Also included in the reserve at December 31, 2017 and 2016 were $0.1 million and $1.7 million gain of currency translation related to foreign currency tax positions and the settlement receivable on account, respectively.

During the years ended December 31, 2017 and 2016, the Company recognized approximately $1.7 million and $0.3 million, respectively, of interest and penalties, net of deferred taxes. In addition, due to settlements and/or reductions in previously recorded liabilities, the Company had reductions in previously accrued interest and penalties of $0.1 million, net of deferred taxes. These accruals are included in noncurrent tax liabilities and prepaid expenses within the consolidated balance sheets at December 31, 2017 and 2016, respectively.

The Company is currently in various stages of the examination process in connection with its open audits. Generally, it is difficult to determine when these examinations will be closed, but the Company reasonably expects that its ASC 740 liabilities will not significantly change over the next twelve months.

As of December 31, 2017, the Company is subject to U.S. federal income tax examinations for the tax years 2014, 2015, and 2016. The 2013 U.S. federal income tax return was audited by the Internal Revenue Service and the examination concluded on September 27, 2017 with no adjustments other than the expected Canada competent authority settlement. The 2013 income tax return statute of limitation was extended to June 30, 2018 to accommodate the processing of this change. In addition, the Company is subject to state and local income tax examinations for various tax years in the taxing jurisdictions in which the Company operates.

At December 31, 2017 and 2016, prepaid expenses within the consolidated balance sheets included prepaid income taxes of $12.0 million and $30.1 million, respectively. The Company received federal income tax refunds of $28.1 million including interest during the year related to net operating loss carryback, general business credit carryback and a prior year overpayment.

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

On October 11, 2013, the Company completed its exchange and repurchase transactions with Fortress and repurchased all of the 2,300 shares of Series B Preferred Stock held by Centerbridge at par and issued to the affiliate of Fortress 14,553 shares of non-voting Series C Preferred Stock in order to redeem all of the previously outstanding shares of Series B Preferred Stock. The Company then repurchased 5,929 shares of Series C Preferred Stock from Fortress. Additionally, in February 2013, the Company repurchased 225 shares of Series B Preferred Stock from WF Investment Holdings, LLC at a slight discount to par. In these transactions, the Company paid a total of $649.5 million, which was primarily funded by borrowings under the revolving credit facility, to the affiliates of Fortress, Centerbridge and WF Investment Holdings, LLC. As a result of these transactions, there are currently no outstanding shares of Series B Preferred Stock and Fortress held 8,624 shares of Series C Preferred Stock at December 31, 2015.

During 2016, Fortress sold all 8,624 shares of Series C Preferred Stock, which converted upon sale into 8,624,000 shares of common stock under previously agreed upon terms. As a result, no shares of Series C Preferred Stock were outstanding at December 31, 2017 and 2016.

Repurchase of Common Stock

On February 3, 2017, the Company announced a repurchase program pursuant to which the Board of Directors authorized to repurchase up to $100 million of the Company’s common stock which can be executed over a two year period. During the year ended December 31, 2017, the Company repurchased 1,264,149 shares of its Common Stock in open market transactions for approximately $24.8 million at an average price of $19.59 per share. All of the repurchased shares have been retired.

14.Stock‑Based Compensation

On April 16, 2003, the Company’s Board of Directors adopted and approved the 2003 Long Term Incentive Compensation Plan (the “2003 Plan”). On May 22, 2003, the Company’s shareholders approved the 2003 Plan. The 2003 Plan was effective June 1, 2003 and permitted the grant of options to purchase common stock and other market‑based and performance‑based awards. Up to 12,000,000 shares of common stock were available for awards under the 2003 Plan. The 2003 Plan provided for the granting of both incentive stock options intended to qualify under Section 422 of the Internal Revenue Code of 1986, as amended, and nonqualified stock options, which do not so qualify. The exercise price per share may be no less than (i) 100% of the fair market value of the common stock on the date an option is granted for incentive stock options and (ii) 85% of the fair market value of the common stock on the date an option is granted for nonqualified stock options. However, the shares which remained available for issuance under such plan as of November 12, 2008 are no longer available for issuance and all future equity awards will be pursuant to the 2008 Long Term Incentive Compensation Plan (the “2008 Plan”) described below.

On August 20, 2008, the Company’s Board of Directors adopted and approved the 2008 Plan. On November 12, 2008, the Company’s shareholders approved the 2008 Plan. The 2008 Plan permits the Company to issue stock options (incentive and/or non‑qualified), stock appreciation rights (“SARs”), restricted stock, phantom stock units (“PSUs”) and other equity and cash awards to employees. Non‑ employee directors are eligible to receive all such awards, other than incentive stock options. On June 9, 2011, the Company’s shareholders approved an amendment to the 2008 Plan to increase the aggregate number of shares of common stock that may be issued by 2,350,000 to 9,250,000, and on June 12, 2014 the Company’s shareholders approved an amendment to increase the aggregate number of shares of common stock that may be issued from 9,250,000 to 16,350,000. Awards of stock options and stock appreciation rights will be counted against the 16,350,000 limit as one share of common stock for each share granted. However, each share awarded in the form of restricted stock, or any other full value stock award, will be counted as issuing 2.44 shares of common stock for purposes of determining the number of shares available for issuance under the plan. Any awards that are not settled in shares of common stock shall not count against this limit. At December 31, 2017, there were 1,436,348 shares available for future grants under the 2008 Plan.

On February 9, 2016, the Company’s Compensation Committee of the Board of Directors adopted a Performance Share Program (the “Performance Share Program”) pursuant to the 2008 Plan, which contains performance‑based vesting for a meaningful portion of restricted stock awards. The Performance Share Program was adopted to provide key executives with equity‑based compensation tied directly to Company performance to further align their interests with those of shareholders, and to provide compensation only if the designated performance goal is met for the applicable performance period. The Company’s named executive officers and other key executives are eligible to participate in the Performance Share Program.  An aggregate of 172,245 and 189,085 performance shares were awarded on February 17, 2017 and February 9, 2016, respectively, with each award having a three-year award period consisting of three one-year performance periods and a three-year service period.  The performance goal for each performance period will be an adjusted EBITDA goal established for each one-year performance period.  The awards will potentially be earned between 0% and 150% of the shares awarded in one-third increments depending on achievement of the annual performance goals, but remain subject to vesting for the full three-year service term.

At December 31, 2017, the adjusted EBITDA target for the third tranche of the 2016 performance awards and the second and third tranches of the 2017 performance awards were not yet established and therefore the Company concluded a grant date has not occurred under ASC 718.  Stock based compensation expense will be measured for each tranche based on the fair value of the restricted stock awards using Penn’s closing stock price on the grant date since all key terms for the specific tranche were established and mutually understood by the Company and the individuals receiving the awards.  At each reporting period, accruals of stock based compensation expense are based on the probable outcome of the performance condition.

Stock options that expire between July 8, 2018 and August 7, 2024, have been granted to officers, directors, employees, and predecessor employees to purchase common stock at prices ranging from $6.96 to $20.75 per share. All options were granted at the fair market value of the common stock on the date the options were granted (as defined in the respective plan document) and have contractual lives ranging from 4 to 10 years. The Company issues new authorized common shares to satisfy stock option exercises as well as lapses of forfeiture of restrictions on restricted stock.

The following table contains information on stock options issued under the plans for the year ended December 31, 2017:

			Weighted-
			Average
			Remaining	Aggregate
	Number of Option	Weighted-Average	Contractual	Intrinsic Value
	Shares	Exercise Price	Term (in years)	(in thousands)
Outstanding at December 31, 2016	6,326,593	$11.17
Granted	1,486,790	14.26
Exercised	(1,226,345)	8.81
Canceled	(35,724)	14.38
Outstanding at December 31, 2017	6,551,314	$12.29	3.98	$124,709

The weighted‑average grant‑date fair value of options granted during the years ended December 31, 2017 and 2016 were $4.48 and $3.97, respectively.  The aggregate intrinsic value of stock options exercised during the years ended December 31, 2017, 2016, and 2015 was $15.8 million, $10.3 million, and $19.5 million, respectively.  At December 31, 2017, there were 3,106,177 shares that were exercisable, with a weighted‑average exercise price of $10.94, a weighted‑average remaining contractual term of 2.67 years, and an aggregate intrinsic value of $63.3 million.

The following table summarizes information about stock options outstanding at December 31, 2017:

	Exercise Price Range			Total
	$6.96 to	$11.12 to	$16.59 to	$6.96 to
	$10.41	$16.02	$20.75	$20.75
Outstanding options
Number outstanding	1,178,054	5,283,711	89,549	6,551,314
Weighted-average remaining contractual life (years)	0.77	4.67	5.48	3.98
Weighted-average exercise price	$8.16	$13.11	$18.36	$12.29
Exercisable options
Number outstanding	1,176,804	1,915,712	13,661	3,106,177
Weighted-average exercise price	$8.16	$12.60	$16.59	$10.94

The following table contains information on restricted stock awards issued under the plans for the year ended December 31, 2017:

Number of Award
Shares
Outstanding at December 31, 2016	175,886
Awarded	176,865
Released	(68,257)
Canceled	(16,839)
Outstanding at December 31, 2017	267,655

Stock-based compensation expenses for the years ended December 31, 2017, 2016 and 2015 totaled $7.8 million, $6.9 million and $8.2 million, respectively, and are included within the consolidated statements of operations under general and administrative expense.

At December 31, 2017, 2016 and 2015, the total compensation cost related to nonvested awards not yet recognized equaled $12.2 million, $11.6 million and $11.2 million, respectively, including $9.8 million, $9.9 million and $8.8 million for stock options, respectively, and $2.4 million, $1.7 million and $2.4 million for restricted stock, respectively. This cost is expected to be recognized over the remaining vesting periods, which will not exceed four years.

The Company’s PSUs, which vest over a period of three to four years, entitle employees and directors to receive cash based on the fair value of the Company’s common stock on the vesting date.  The PSUs are accounted for as liability awards and are re-measured at fair value each reporting period until they become vested with compensation expense being recognized over the requisite service period in accordance with ASC 718-30, “Compensation—Stock Compensation, Awards Classified as Liabilities.” The Company has a liability, which is included in accrued salaries and wages within the consolidated balance sheets, associated with its PSUs of $4.8 million and $5.6 million at December 31, 2017 and 2016, respectively.

For PSUs held by Penn employees and directors, there was $5.7 million of total unrecognized compensation cost at December 31, 2017 that will be recognized over the grants remaining weighted average vesting period of 2.36 years. For the years ended December 31, 2017, 2016 and 2015, the Company recognized $11.9 million, $8.5 million, and $14.1 million of compensation expense associated with these awards, respectively. The reason for the increase was primarily due to an increase in the stock price of Penn common stock during 2017.  Amounts paid by the Company for the years ended December 31, 2017, 2016, and 2015 on these cash-settled awards totaled $12.7 million, $10.7 million, and $14.5 million, respectively.

For the Company’s SARs, the fair value of the SARs is calculated during each reporting period and estimated using the Black-Scholes option pricing model based on the various inputs discussed in Note 3. The Company’s SARs, which vest over a period of four years, are accounted for as liability awards since they will be settled in cash. The Company has a liability, which is included in accrued salaries and wages within the consolidated balance sheets, associated with its SARs of $24.0 million and $7.3 million at December 31, 2017 and 2016, respectively.

For SARs held by Penn employees, there was $17.5 million of total unrecognized compensation cost at December 31, 2017 that will be recognized over the awards remaining weighted average vesting period of 2.50 years. For the years ended December 31, 2017, 2016 and 2015, the Company recognized $21.9 million, $2.4 million and $5.1 million of compensation expense associated with these awards. The reason for the increase was primarily due to an increase in the stock price of Penn common stock during 2017. Amounts paid by the Company for the years ended December 31, 2017, 2016 and 2015 on these cash-settled awards totaled $6.2 million, $3.3 million and $3.4 million, respectively.

15.Segment Information

The following tables present certain information with respect to the Company’s segments. Intersegment revenues between the Company’s segments were not material in any of the periods presented below.

Year ended December 31,	2017	2016	2015
	(in thousands)
Net Revenues
Northeast	$1,584,119	$1,568,514	$1,505,838
South/West	604,665	546,608	478,128
Midwest	907,493	877,567	833,455
Other (1)	51,693	41,691	20,937
Total Reportable Segment Net Revenues	3,147,970	3,034,380	2,838,358

Adjusted EBITDA
Northeast	501,271	489,070	456,599
South/West	135,324	128,569	128,850
Midwest	297,777	287,275	291,317
Other (1)	(88,426)	(61,085)	(80,417)
Total Reportable Segment Adjusted EBITDA	845,946	843,829	796,349

Other operating costs and other expenses (income)
Depreciation and amortization	267,062	271,214	259,461
Unconsolidated non-operating costs - Kansas JV	5,866	10,311	10,377
Interest expense	466,761	459,243	443,127
Interest income	(3,552)	(24,186)	(11,531)
Loss (gain) on disposal of assets	172	(2,471)	1,286
Impairment losses, provision for loan loss and unfunded loan commitments to the JIVDC	107,810	—	40,042
Insurance recoveries	(289)	(726)	—
Loss on early extinguishment of debt	23,963	—	—
Other	2,257	1,679	(5,872)
Contingent purchase price	(6,840)	1,277	(5,374)
Charge for stock compensation	7,780	6,871	8,223
Income before income taxes	(25,044)	120,617	56,610
Income taxes	(498,507)	11,307	55,924
Net income	$473,463	$109,310	$686

	Northeast	South/West	Midwest	Other (1)	Total
	(in thousands)
Year ended December 31, 2017
Capital expenditures	$22,632	$42,025	$29,827	$4,777	$99,261

Year ended December 31, 2016
Capital expenditures	$30,677	$30,458	$30,921	$5,189	$97,245

Year ended December 31, 2015
Capital expenditures	$155,413	$16,805	$22,679	$4,343	$199,240

Balance sheet at December 31, 2017
Total assets	$821,649	$794,274	$1,070,204	$2,548,685	$5,234,812
Investment in and advances to unconsolidated affiliates	102	—	88,296	60,514	148,912
Goodwill	21,242	244,695	674,558	67,602	1,008,097
Other intangible assets, net	303,043	1,623	101,698	16,242	422,606

Balance sheet at December 31, 2016
Total assets	$861,951	$840,076	$1,103,231	$2,169,226	$4,974,484
Investment in and advances to unconsolidated affiliates	76	—	93,768	62,332	156,176
Goodwill	21,242	223,586	673,889	70,968	989,685
Other intangible assets, net	303,043	1,133	101,488	29,830	435,494

(1)

Total assets include the real property assets under the Master Lease with GLPI. Net revenues and adjusted EBITDA relate to the Company’s stand-alone racing operations, namely Rosecroft Raceway, which the Company sold on July 31, 2016, Sanford Orlando Kennel Club and the Company’s joint venture interests in Texas and New Jersey (see Note 6 to the consolidated financial statements) which do not have gaming operations.  Other also includes corporate overhead operations as well as Penn Interactive Ventures, which is a wholly-owned subsidiary that is pursuing the Company’s interactive gaming strategy.

16.Summarized Quarterly Data (Unaudited)

The following table summarizes the quarterly results of operations for the years ended December 31, 2017 and 2016:

	Fiscal Quarter
	First (1)	Second (1,2)	Third	Fourth
	(in thousands, except per share data)
2017
Net revenues	$776,224	$796,463	$806,247	$769,036
Income from operations	140,287	134,989	143,663	26,775
Net income (loss)	5,104	17,079	789,340	(338,060)
Earnings (loss) per common share:
Basic earnings (loss) per common share	$0.06	$0.19	$8.68	$(3.72)
Diluted earnings (loss) per common share	$0.06	$0.18	$8.43	$(3.72)

	Fiscal Quarter
	First	Second	Third (3)	Fourth (4)
	(in thousands, except per share data)
2016
Net revenues	$756,451	$769,422	$765,597	$742,910
Income from operations	140,531	149,337	139,300	113,848
Net income	23,708	34,035	46,535	5,032
Earnings per common share:
Basic earnings per common share	$0.26	$0.38	$0.52	$0.06
Diluted earnings per common share	$0.26	$0.37	$0.51	$0.05

(1)	On February 1, 2017 and June 1, 2017, the Company acquired DSG Amusement, Ltd. and Advantage Gaming LLC, respectively.
(2)	On May 1, 2017 the Company acquired 1st Jackpot and Resorts.
(3)	On August 1, 2016 the Company acquired Rocket Speed.
(4)	On October 3, 2016 and November 1, 2016 the Company acquired Slot Kings, LLC and Bell Gaming, LLC, respectively.

For the second, third and fourth quarters of 2017, the Company recorded a $5.6 million, $6.3 million, and $77.9 million of charges, respectively, for the Company’s loan and unfunded loan commitments to the JIVDC. In addition, the Company recorded a goodwill impairment charges of $18.0 million for Tropicana Las Vegas and Sanford Orlando Kennel Club in the third quarter of 2017.

In the third quarter of 2017, the Company determined that a valuation allowance was no longer required against its federal net deferred tax assets for the portion that will be realized. As a result, the Company released $766.2 million of its total valuation allowance due to the positive evidence outweighing the negative evidence.  In the fourth quarter of 2017, the Company wrote-off $257.0 million of deferred tax assets due to the passage of the tax reform act in December of 2017. See Note 12 to the consolidated financial statements for more details.

During the first quarter of 2017, the Company recorded a $25.1 million loss on the early extinguishment of debt and finance charges related to the January 2017 refinancing.  See Note 9 to the consolidated financial statements for more details.

During the third quarter of 2017, Penn Interactive Ventures reached an agreement with the former shareholders of Rocket Speed to buy out the two year contingent purchase price consideration which resulted in a benefit to general and administrative expense in the amount of $22.2 million.

17.Related Party Transactions

The Company currently leases executive office buildings in Wyomissing, Pennsylvania from affiliates of its Chairman of the Board of Directors. Rent expense for each of the years ended December 31, 2017, 2016 and 2015 amounted to $1.2 million, respectively. The leases for the office space expire in May 2019 and August 2024. The future minimum lease commitments relating to these leases at December 31, 2017 are $4.5 million.

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

Loan to the JIVDC

The fair value of the Company’s loan to the JIVDC was based on the present value of the projected future cash flows discounted at 14%, which we believe approximates the return a market participant would require.  Since the projections are based on management’s internal projections, the Company concluded that this instrument should be classified as a Level 3 measurement.  See Note 5 to the consolidated financial statements for further details, including how the loans carrying amount was determined.

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

Other long term obligations at December 31, 2017 include the relocation fees for Hollywood Gaming at Dayton Raceway and Hollywood Gaming at Mahoning Valley Race Course, and the repayment obligation of a hotel and event center located near Hollywood Casino Lawrenceburg.  The fair value of the relocation fees for Hollywood Gaming at Dayton Raceway and Hollywood Gaming at Mahoning Valley Race Course and the repayment obligation for the hotel and event center are estimated based on rates consistent with the Company’s credit rating for comparable terms and debt instruments and as such are Level 2 measurements.

Other Liabilities

Other liabilities at December 31, 2017 include the contingent purchase price consideration related to the purchase of Plainridge Racecourse.  The fair value of the Company’s contingent purchase price consideration related to its Plainridge Racecourse acquisition is estimated based on an income approach using a discounted cash flow model and as such is a Level 3 measurement.  During the three months ended September 30, 2017, Penn Interactive Ventures reached an agreement with the former owners of Rocket Speed to buy out the contingent purchase price obligation which resulted in a $22.2 million benefit to general and administrative expense.  At each reporting period, the Company assesses the fair value of its contingent purchase price obligations and changes in its value are recorded in earnings. The amount included in general and administrative expenses related to the change in fair value of these obligations resulted in a reduction of $6.8 million for the year ended December 31, 2017 compared to a charge of $1.3 million for the year ended December 31, 2016.

The carrying amounts and estimated fair values by input level of the Company’s financial instruments during the years ended December 31, 2017 and 2016 are as follows (in thousands):

	December 31, 2017
	Carrying
	Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$277,953	$277,953	$277,953	$—	$—
Loan to the JIVDC	20,900	16,533	—	—	16,533
Financial liabilities:
Long-term debt
Senior secured credit facility	730,787	760,456	760,456	—	—
Senior unsecured notes	399,249	412,000	412,000	—	—
Other long-term obligations	119,310	113,460	—	113,460	—
Other liabilities	22,696	22,696	—	—	22,696

	December 31, 2016
	Carrying
	Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$229,510	$229,510	$229,510	$—	$—
Loan to the JIVDC	92,100	98,000	—	—	98,000
Financial liabilities:
Long-term debt
Senior secured credit facility	962,703	976,092	785,092	191,000	—
Senior unsecured notes	296,895	312,000	312,000	—	—
Other long-term obligations	154,084	152,132	—	152,132	—
Other liabilities	48,244	48,244	—	—	48,244

The following table summarizes the changes in fair value of the Company’s Level 3 liabilities (in thousands):

Other Liabilities
Contingent
Purchase Price

Balance at January 1, 2015	$19,189
Included in earnings	(5,374)
Balance at December 31, 2015	$13,815
Additions	34,945
Payments	(1,793)
Included in earnings	1,277
Balance at December 31, 2016	$48,244
Additions	905
Payments	(19,613)
Included in earnings	(6,840)
Balance at December 31, 2017	$22,696

The following table summarizes the significant unobservable inputs used in calculating fair value for our Level 3 liabilities:

	Valuation	Unobservable
	Technique	Input	Discount Rate
Contingent purchase price - Plainridge	Discounted cash flow	Discount rate	8.30%

The following table sets forth the assets measured at fair value on a non-recurring basis during the year ended December 31, 2017 (in thousands):

						Total Reduction in
					Balance at	Fair Value
	Balance				December 31,	Recorded during
	Sheet				2017	the year ended
	Location	Level 1	Level 2	Level 3	Total	December 31, 2017,
Assets:
Goodwill	Goodwill	$—	$—	$598	$598	$(18,026)

Goodwill

The valuation technique used to measure the fair value of goodwill and intangible assets was the income approach. See Note 3 to the consolidated financial statements for a description of the inputs and the information used to develop the inputs in calculating the fair value measurements of goodwill and indefinite-life intangible assets.

The Company’s goodwill was tested for impairment during the third quarter (before the next annual impairment test date of October 1, 2017) due to a significant deferred tax valuation allowance reversal which resulted in an increase to the carrying amounts of some of its reporting units, and, as such, was determined to be a triggering event.  In accordance with ASC 805 “Business Combinations,” the Company’s allocation of the purchase price for Tropicana Las Vegas, which was acquired in August 2015, included a significant amount of net operating losses (“NOL’s”).  The Company did not record deferred tax assets (“DTA”) of approximately $68 million at the acquisition date due to the recognition of a full valuation allowance at that time.  The Company’s purchase price allocation resulted in goodwill of $14.8 million being created which would not have been recorded if we had been able to recognize a deferred tax asset.

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

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company’s management, under the supervision and with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures, as such term is defined under Rule 13a‑15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of December 31, 2017, which is the end of the period covered by this Annual Report on Form 10-K. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well-designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures were effective as of December 31, 2017 to ensure that information required to be disclosed by the Company in reports we file or submit under the Exchange Act is (i) recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the United States Securities and Exchange Commission's rules and forms and (ii) accumulated and communicated to the Company's management, including the Company's principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

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

Our management assessed the effectiveness of our internal control over financial reporting, and concluded that it was effective as of December 31, 2017. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework (2013 framework).

The Company completed its acquisition of 1st Jackpot and Resorts on May 1, 2017.  Since the Company has not yet fully incorporated the internal controls and procedures of 1st Jackpot and Resort into the Company’s internal control over financial reporting, management excluded 1st Jackpot and Resorts from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017.  This acquisition constituted approximately 1% of the Company’s total consolidated assets and approximately 1.5% of the Company’s consolidated net revenues as of and for the year ended December 31, 2017, respectively.

Based on this assessment, management determined that the Company maintained effective internal control over financial reporting as of December 31, 2017.

Deloitte & Touche LLP, the Company’s independent registered public accounting firm that audited the consolidated financial statements for the year ended December 31, 2017, issued an attestation report on the Company’s internal control over financial reporting which immediately follows this report.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the fiscal quarter ended December 31, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders of and Board of Directors of

Penn National Gaming, Inc. and Subsidiaries

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Penn National Gaming, Inc. and Subsidiaries (the “Company”) as of December 31, 2017, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2017 of the Company and our report dated March 1, 2018 expressed an unqualified opinion on those financial statements.

As described in Management’s Report on Internal Control Over Financial Reporting, management excluded from its assessment the internal control over financial reporting at 1st Jackpot Casino Tunica and Resorts Casino Tunica, which were acquired on May 1, 2017 and whose financial statements constitute 1 % of total assets and 1.5 % of net revenues of the consolidated financial statement amounts as of and for the year ended December 31, 2017. Accordingly, our audit did not include the internal control over financial reporting at 1st Jackpot Casino Tunica and Resorts Casino Tunica.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control over Financial Reporting

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

/s/ Deloitte & Touche LLP

Philadelphia, Pennsylvania

March 1, 2018

ITEM 9B.  OTHER INFORMATION

None

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The remaining information required by this item concerning directors is hereby incorporated by reference to the Company’s definitive proxy statement for its Annual Meeting of Shareholders (the “2018 Proxy Statement”), to be filed with the U.S. Securities and Exchange Commission within 120 days after December 31, 2017, pursuant to Regulation 14A under the Securities Act. Information required by this item concerning executive officers is included in Part I of this Annual Report on Form 10‑K.

ITEM 11.  EXECUTIVE COMPENSATION

The information required by this item is hereby incorporated by reference to the 2018 Proxy Statement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

The information required by this item is hereby incorporated by reference to the 2018 Proxy Statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this item is hereby incorporated by reference to the 2018 Proxy Statement.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is hereby incorporated by reference to the 2018 Proxy Statement.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) 1 and 2.

Financial Statements and Financial Statement Schedules. The following is a list of the Consolidated Financial Statements of the Company and its subsidiaries and supplementary data filed as part of Item 8 hereof:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2017 and 2016

Consolidated Statements of Operations for the years ended December 31, 2017, 2016 and 2015

Consolidated Statements of Comprehensive (Loss) Income for the years ended December 31, 2017, 2016 and 2015

Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2017, 2016 and 2015

Consolidated Statements of Cash Flows for the years ended December 31, 2017, 2016 and 2015

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

ITEM 16.  SUMMARY INFORMATION

We have elected not to disclose the optional summary information.

EXHIBIT INDEX

Exhibit	Description of Exhibit
2.1

Agreement and Plan of Merger by and among Pinnacle Entertainment, Inc., Penn National Gaming, Inc. and Franchise Merger Sub, Inc., dated as of December 17, 2017 (Incorporated by reference to Exhibit 2.1 to the Company’s current report on Form 8-K, filed on December 20, 2017).

2.2

Membership Interest Purchase Agreement by and among Boyd Gaming Corporation, Boyd TCIV, LLC, Penn National Gaming, Inc., and, solely following the execution of a joinder, Pinnacle Entertainment, Inc. and Pinnacle MLS, LLC, dated as of December 17, 2017 (Incorporated by reference to Exhibit 2.2 to the Company’s current report on Form 8-K, filed on December 20, 2017).

2.3

Consent Agreement by and among Gaming and Leisure Properties, Inc., Gold Merger Sub, LLC, PA Meadows, LLC, WTA II, Inc., CCR Pennsylvania Racing, Inc., Penn National Gaming, Inc., PNK Development 33, LLC, Pinnacle Entertainment, Inc. and Pinnacle MLS, LLC, dated as of December 17, 2017 (Incorporated by reference to Exhibit 2.3 to the Company’s current report on Form 8-K, filed on December 20, 2017).

2.4

Master Lease Commitment and Rent Allocation Agreement by and among Boyd Gaming Corporation, Boyd TCIV, LLC, Penn National Gaming, Inc., Gaming and Leisure Properties, Inc. and Gold Merger Sub, LLC, dated as of December 17, 2017 (Incorporated by reference to Exhibit 2.4 to the Company’s current report on Form 8-K, filed on December 20, 2017).

2.5

Purchase Agreement by and between Plainville Gaming and Redevelopment, LLC (d/b/a Plainridge Park Casino), Penn National Gaming, Inc. and Gold Merger Sub, LLC, dated as of December 17, 2017 (Incorporated by reference to Exhibit 2.5 to the Company’s current report on Form 8-K, filed on December 20, 2017).

2.6

Purchase Agreement by and between Penn National Gaming, Inc., Gold Merger Sub, LLC, and upon their execution and delivery of the joinder, PNK (Ohio), LLC and Pinnacle Entertainment, Inc., dated as of December 17, 2017 (Incorporated by reference to Exhibit 2.6 to the Company’s current report on Form 8-K, filed on December 20, 2017).

3.1(a)

Amended and Restated Articles of Incorporation of Penn National Gaming, Inc., filed with the Pennsylvania Department of State on October 15, 1996. (Incorporated by reference to Exhibit 3.1 to the Company’s registration statement on Form S-3, File No. 333 63780, dated June 25, 2001).

3.1(b)

Articles of Amendment to the Amended and Restated Articles of Incorporation of Penn National Gaming, Inc., filed with the Pennsylvania Department of State on November 13, 1996. (Incorporated by reference to Exhibit 3.2 to the Company’s registration statement on Form S-3, File No. 333 63780, dated June 25, 2001).

3.1(c)

Articles of Amendment to the Amended and Restated Articles of Incorporation of Penn National Gaming, Inc., filed with the Pennsylvania Department of State on July 23, 2001. (Incorporated by reference to Exhibit 3.4 to the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2001).

3.1(d)

Articles of Amendment to the Amended and Restated Articles of Incorporation of Penn National Gaming, Inc., filed with the Pennsylvania Department of State on December 28, 2007. (Incorporated by reference to Exhibit 3.1 to the Company’s current report on Form 8-K, filed on January 2, 2008).

Exhibit	Description of Exhibit
3.1(e)

Statement with Respect to Shares of Series C Convertible Preferred Stock of Penn National Gaming, Inc. dated as of January 17, 2013. (Incorporated by reference to Exhibit 4.1 to the Company’s current report on Form 8-K, filed on January 18, 2013).

3.2

Third Amended and Restated Bylaws of Penn National Gaming, Inc., as amended on December 10, 2014 (Incorporated by reference to Exhibit 3.1 to the Company’s current report on Form 8-K, filed on December 11, 2014).

4.1	Specimen copy of Common Stock Certificate. (Incorporated by reference to Exhibit 3.6 to the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2003).
4.2

Indenture, dated as of October 30, 2013 between Penn National Gaming, Inc. and Wells Fargo Bank, N.A., as Trustee, relating to the 5.875% Senior Notes due 2021. (Incorporated by reference to Exhibit 4.1 to the Company’s current report on Form 8-K, filed on November 4, 2013).

4.3	Form of Note for 5.875% Senior Notes due 2021. (Incorporated by reference to Exhibit 4.2 to the Company’s current report on Form 8-K, filed on November 4, 2013).
4.4

Investor Rights Agreement, dated as of July 3, 2008, by and among Penn National Gaming, Inc., FIF V PFD LLC, Centerbridge Capital Partners, L.P., DB Investment Partners, Inc. and Wachovia Investment Holdings, LLC. (Incorporated by reference to Exhibit 4.2 to the Company’s current report on Form 8-K, filed on July 9, 2008).

4.4(a)

Supplementary Investor Rights Agreement, dated as of January 16, 2013, by and between Penn National Gaming, Inc. and FIF V PFD LLC. (Incorporated by reference to Exhibit 4.2 to the Company’s current report on Form 8-K, filed on January 18, 2013).

4.5

Indenture, dated as of January 19, 2017, between Penn National Gaming, Inc. and Wells Fargo Bank, National Association as Trustee. (Incorporated by reference to Exhibit 4.1 to the Company’s current report on Form 8-K, filed on January 20, 2017).

4.5(a)	Form of Note for 5.625% Senior Notes due 2021. (included in Exhibit 4.5 above) (Incorporated by reference to Exhibit 4.2 to the Company’s current report on Form 8-K, filed on January 20, 2017).
9.1

Form of Trust Agreement of Peter D. Carlino, Peter M. Carlino, Richard J. Carlino, David E. Carlino, Susan F. Harrington, Anne de Lourdes Irwin, Robert M. Carlino, Stephen P. Carlino and Rosina E. Carlino Gilbert. (Incorporated by reference to the Company’s registration statement on Form S-1, File No. 33 77758, dated May 26, 1994).

10.1#	Penn National Gaming, Inc. Deferred Compensation Plan, as amended. (Incorporated by reference to Exhibit 10.27 to the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2006).
10.1(a)#

First Amendment to the Penn National Gaming, Inc. Deferred Compensation Plan. (Incorporated by reference to Exhibit 10.3 to the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2016).

10.1(b)#

Second Amendment to the Penn National Gaming, Inc. Deferred Compensation Plan. (Incorporated by reference to Exhibit 10.3 to the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2016).

10.2#

Penn National Gaming, Inc. 2003 Long Term Incentive Compensation Plan. (Incorporated by reference to Appendix A of the Company’s Proxy Statement dated April 22, 2003 filed pursuant to Section 14(a) of the Securities Exchange Act of 1934, as amended).

Exhibit	Description of Exhibit
10.3#

Penn National Gaming, Inc. 2008 Long Term Incentive Compensation Plan, as amended. (Incorporated by reference to Exhibit 10.1 to the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2017).

10.4#

Form of Non-Qualified Stock Option Certificate for the Penn National Gaming, Inc. 2008 Long Term Incentive Compensation Plan. (Incorporated by reference to Exhibit 10.33 to the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2008).

10.5#

Form of Restricted Stock Award for the Penn National Gaming, Inc. 2008 Long Term Incentive Compensation Plan. (Incorporated by reference to Exhibit 10.32 to the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2009).

10.6#

Form of Notice of Award of Phantom Stock for Penn National Gaming, Inc. 2008 Long Term Incentive Compensation Plan. (Incorporated by reference to Exhibit 10.32 to the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2011).

10.7#

Form of Stock Appreciation Rights for the Penn National Gaming, Inc. 2008 Long Term Incentive Compensation Plan. (Incorporated by reference to Exhibit 10.1 to the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2014).

10.8#	Penn National Gaming, Inc. Performance Share Program. (Incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K, filed on February 11, 2016).
10.9#

Form of Performance Shares Award Certificate for the Penn National Gaming, Inc. 2008 Long Term Incentive Compensation Plan, as amended. (Incorporated by reference to Exhibit 10.2 to the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2017).

10.10#

Form of Notice of Restricted Stock for Performance Share Program for the Penn National Gaming, Inc. 2008 Long Term Incentive Compensation Plan, as amended. (Incorporated by reference to Exhibit 10.3 to the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2017).

10.11#

Executive Agreement, dated June 1, 2016 and effective as of June 13, 2016, by and between Penn National Gaming, Inc. and Timothy J. Wilmott. (Incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K, filed on June 3, 2016).

10.12#

Executive Agreement, dated June 21, 2017, by and between Penn National Gaming, Inc. and Jay A. Snowden. (Incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K, filed on June 22, 2017).

10.13#

Executive Agreement, dated as of October 19, 2016, by and between Penn National Gaming, Inc. and William J. Fair. (Incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K, filed on October 20, 2016).

10.14#

Executive Agreement, dated June 1, 2016 and effective as of June 13, 2016, by and between Penn National Gaming, Inc. and Carl Sottosanti. (Incorporated by reference to Exhibit 10.3 to the Company’s current report on Form 8-K, filed on June 3, 2016).

10.15

Exchange Agreement, dated as of January 16, 2013, by and between Penn National Gaming, Inc. and FIF V PFD LLC. (Incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K, filed on January 18, 2013).

10.16

Separation and Distribution Agreement by and between Penn National Gaming, Inc. and Gaming and Leisure Properties, Inc. dated November 1, 2013. (Incorporated by reference to Exhibit 2.1 to the Company’s current report on Form 8-K, filed on November 7, 2013).

Exhibit	Description of Exhibit
10.17

Tax Matters Agreement between Penn National Gaming, Inc. and Gaming and Leisure Properties, Inc. dated as of November 1, 2013. (Incorporated by reference to Exhibit 10.2 to the Company’s current report on Form 8-K, filed on November 7, 2013).

10.18

Employee Matters Agreement dated November 1, 2013 between Penn National Gaming, Inc. and Gaming and Leisure Properties, Inc. (Incorporated by reference to Exhibit 10.4 to the Company’s current report on Form 8-K, filed on November 7, 2013).

10.19	Master Lease between GLP Capital L.P. and Penn Tenant LLC dated November 1, 2013. (Incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K, filed on November 7, 2013).
10.20(a)	First Amendment to the Master Lease. (Incorporated by reference to Exhibit 10.2 to the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2014).
10.20(b)	Second Amendment to the Master Lease. (Incorporated by reference to Exhibit 10.4 to the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2014).
10.20(c)	Third Amendment to the Master Lease. (Incorporated by reference to Exhibit 10.4 to the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2016).
10.20(d)	Fourth Amendment to the Master Lease. (Incorporated by reference to Exhibit 10.6 to the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2017).
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

10.24

Lease dated April 5, 2005 between Wyomissing Professional Center, Inc. and Penn National Gaming, Inc. for portion of the Wyomissing Corporate Office. (Incorporated by reference to Exhibit 10.2 to the Company’s current report on Form 8-K, filed on April 8, 2005).

Exhibit	Description of Exhibit
10.25

Credit Agreement, dated October 30, 2013, by and among Penn National Gaming, Inc., the Subsidiary Guarantors party thereto, the Lenders party thereto, the L/C Lenders Party thereto, Merrill Lynch, Pierce, Fenner & Smith, Incorporated, J.P. Morgan Securities LLC, and Fifth Third Bank, as Joint Bookrunners for the Revolving Facility and the Term A Facility, J.P. Morgan Securities LLC, Wells Fargo Securities, LLC and UBS Securities LLC, as Joint Bookrunners for the Term B Facility and Merrill Lynch, Pierce, Fenner & Smith, Incorporated, J.P. Morgan Securities LLC, Fifth Third Bank, Wells Fargo Securities, LLC, UBS Securities LLC, Credit Agricole Corporate and Investment Bank, Goldman Sachs Bank USA, Manufactures & Traders Trust Company, Nomura Securities International, Inc. RBS Securities Inc. and SunTrust Robinson Humphrey, Inc., as Joint Lead Arrangers, Bank of America, N.A., as Administrative Agent and Collateral Agent and U.S. Bank N.A., as Documentation Agent. (Incorporated by reference to Exhibit 10.2 to the Company’s current report on Form 8-K, filed on November 4, 2013).

10.26(a)

First Amendment and Incremental Joinder Agreement, dated April 28, 2015, with certain subsidiaries of Penn National Gaming, Inc. party thereto as guarantors and Bank of America, N.A., as administrative agent, collateral agent, swingline lender and letter of credit issuer. (Incorporated by reference to Exhibit 10.2 to the Company’s current report on Form 8-K, filed on April 29, 2015).

10.26(b)

Second Amendment and Refinancing Agreement, dated as of January 19, 2017, by and among Penn National Gaming, Inc., as borrower, the guarantors party thereto, the lenders party thereto, Bank of America, N.A., as swingline lender, Bank of America, N.A., as administrative agent and Bank of America, N.A., as collateral agent. (Incorporated by reference to Exhibit 10.2 to the Company’s current report on Form 8-K, filed on January 20, 2017).

10.27

Amended and Restated Credit Agreement, dated as of January 19, 2017, by and among Penn National Gaming, Inc., as borrower, the guarantors from time to time party thereto, the lenders from time to time party thereto, Bank of America, N.A., as administrative agent, Bank of America, N.A., as collateral agent and the other parties thereto. (Incorporated by reference to Exhibit 10.3 to the Company’s current report on Form 8-K, filed on January 20, 2017).

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

10.28(b)

Third Amendment to Riverboat Gaming Development Agreement between City of Lawrenceburg, Indiana, and the Indiana Gaming Company, L.P. dated June 24, 2004. (Incorporated by reference to Exhibit 10.2 of Argosy Gaming Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2004).

10.29

Lottery Gaming Facility Management Contract dated August 25, 2009 between the Kansas Lottery and Kansas Entertainment, LLC. (Incorporated by reference to Exhibit 99.1 to the Company’s current report on Form 8-K, filed on February 19, 2010).

10.30

Development Agreement dated as of September 8, 2009 by and between the Unified Government of Wyandotte County/Kansas City, Kansas and Kansas Entertainment, LLC. (Incorporated by reference to Exhibit 99.2 to the Company’s current report on Form 8-K, filed on February 19, 2010).

Exhibit	Description of Exhibit
10.31

Agreement dated April 7, 2006 by and between PNGI Charles Town Gaming Limited Liability Company and the West Virginia Union of Mutuel Clerks, Local 553, Service Employees International Union, AFL—CIO. (Incorporated by reference to exhibit 10.1 to the Company’s current report on Form 8-K, filed on April 24, 2006).

10.32

Agreement dated February 20, 2009 between PNGI Charles Town Gaming Limited Liability Company and Charles Town HBPA, Inc. (Incorporated by reference to Exhibit 10.16 to the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2008).

10.33

Agreement and Plan of Merger, dated April 28, 2015, by and among Penn National Gaming, Inc., Tropicana Las Vegas Hotel and Casino, Inc., LV Merger Sub, Inc. and Trilliant Gaming Nevada Inc. (Incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K, filed on April 29, 2015).

10.34

Stock Purchase Agreement, dated July 28, 2016, by and among Rocket Games, Inc., the sellers party thereto, Shareholder Representative Services LLC, as the representative of the sellers, and Penn Interactive Ventures, LLC. (Incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K, filed on August 3, 2016).

10.35

Revolving Credit and Term Loan Agreement, dated as of October 20, 2016, by and among the Jamul Indian Village Development Corporation, as borrower, the Jamul Indian Village of California, the Administrative Agent, the financial institutions from time to time party thereto in the capacity of lenders and the other agents and arrangers party thereto. (Incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K, filed on October 20, 2016).

21.1*	Subsidiaries of the Registrant.
23.1*	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm.
23.2*	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.
23.3*	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm.
23.4*	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.
31.1*	CEO Certification pursuant to rule 13a‑14(a) or 15d‑14(a) of the Securities Exchange Act of 1934.
31.2*	CFO Certification pursuant to rule 13a‑14(a) or 15d‑14(a) of the Securities Exchange Act of 1934.
32.1*	CEO Certification pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes‑ Oxley Act of 2002.
32.2*	CFO Certification pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes‑ Oxley Act of 2002.
99.1*	Description of Governmental Regulation.
99.2*	Kansas Entertainment, LLC Financial Statements for the Years Ended June 30, 2017 and 2016.
99.3*	Kansas Entertainment, LLC Financial Statements for the Years Ended June 30, 2016 and 2015.
101

Interactive data files pursuant to Rule 405 of Regulation S‑T: (i) the Consolidated Balance Sheets at December 31, 2017 and 2016, (ii) the Consolidated Statements of Operations for the years ended December 31, 2017, 2016 and 2015, (iii) the Consolidated Statements of Comprehensive (Loss) Income for the years ended December 31, 2017, 2016 and 2015, (iv) the Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2017, 2016 and 2015, (v) the Consolidated Statements of Cash Flows for the years ended December 31, 2017, 2016 and 2015 and (vi) the notes to the Consolidated Financial Statements, tagged as blocks of text.

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

Dated: March 1, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Timothy J. Wilmott	Chief Executive Officer and Director (Principal Executive Officer)	March 1, 2018
Timothy J. Wilmott

/s/ WILLIAM J. FAIR	Executive Vice President Finance and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 1, 2018
William J. Fair

/s/ Peter M. Carlino	Chairman of the Board	March 1, 2018
Peter M. Carlino

/s/ David A. Handler	Director	March 1, 2018
David A. Handler

/s/ John M. Jacquemin	Director	March 1, 2018
John M. Jacquemin

/s/ Ronald J. Naples	Director	March 1, 2018
Ronald J. Naples

/s/ Barbara Z. Shattuck Kohn	Director	March 1, 2018
Barbara Z. Shattuck Kohn

/s/ Jane Scaccetti	Director	March 1, 2018
Jane Scaccetti