Form 10-Q
period 2018-03-31
PENN NATIONAL GAMING INC
filed 2018-05-07
CIK 921738

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

Indicate by check mark whether the registrant is a shell company  (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title	Outstanding as of April 30, 2018
Common Stock, par value $.01 per share	91,859,333 (includes 438,899 shares of restricted stock)

This document contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  These statements can be identified by the use of forward looking terminology such as “expects,” “believes,” “estimates,” “projects,” “intends,” “plans,” “seeks,” “may,” “will,” “should” or “anticipates” or the negative or other variations of these or similar words, or by discussions of future events, strategies or risks and uncertainties.  Specifically, forward-looking statements may include, among others, statements concerning: our expectations of future results of operations and financial condition;  expectations for our properties or our development projects; the timing, cost and expected impact of planned capital expenditures on our results of operations; our expectations with regard to the impact of competition; our expectations with regard to acquisitions and development opportunities, as well as the integration of any companies we have acquired or may acquire; the outcome and financial impact of the litigation in which we are or will be periodically involved; the actions of regulatory, legislative, executive or judicial decisions at the federal, state or local level with regard to our business and the impact of any such actions; our ability to maintain regulatory approvals for our existing businesses and to receive regulatory approvals for our new businesses; our expectations relative to margin improvement initiatives; our expectations regarding economic and consumer conditions; and our expectations for the continued availability and cost of capital.  As a result, actual results may vary materially from expectations.  Although the Company believes that its expectations are based on reasonable assumptions within the bounds of its knowledge of its business, there can be no assurance that actual results will not differ materially from our expectations.  Meaningful factors that could cause actual results to differ from expectations include, but are not limited to, risks related to the following: the assumptions included in our financial guidance; the ability of our operating teams to drive revenue and margins and maintain market share; the impact of significant competition from other gaming and entertainment operations; the impact of potential sportsbetting laws; our ability to obtain timely regulatory approvals required to own, develop and/or operate our facilities, or other delays, approvals or impediments to completing our planned acquisitions or projects, construction factors, including delays, and increased costs; the passage of state, federal or local legislation (including referenda) that would expand, restrict, further tax, prevent or negatively impact operations in or adjacent to the jurisdictions in which we do or seek to do business (such as a smoking ban at any of our facilities or the award of additional gaming licenses proximate to our facilities); the effects of local and national economic, credit, capital market, housing, and energy conditions on the economy in general and on the gaming and lodging industries in particular; the activities of our competitors and the rapid emergence of new competitors (traditional, internet, social, sweepstakes based and VGTs in bars and truck stops); increases in the effective rate of taxation for any of our operations or at the corporate level; our ability to identify attractive acquisition and development opportunities (especially in new business lines) and to agree to terms with, and maintain good relationships with partners/municipalities for such transactions; the costs and risks involved in the pursuit of such opportunities and our ability to complete the acquisition or development of, and achieve the expected returns from, such opportunities; our expectations for the continued availability and cost of capital; the impact of weather; changes in accounting standards; the risk of failing to maintain the integrity of our information technology infrastructure and safeguard our business, employee and customer data; factors which may cause the Company to curtail or suspend the share repurchase program; with respect to our loan and related funding commitments to the Jamul Indian Village Development Corporation, particular risks associated with the collectability of our loan and the risk of future impairment charges as well as the risks associated with the pending transition and termination of our management, license and development agreements; with respect to our Plainridge Park Casino in Massachusetts, the ultimate location and timing of the other gaming facilities in the state and the region; with respect to our social gaming endeavors, risks related to employee retention, cyber-security, data privacy, intellectual property and legal and regulatory challenges, as well as our ability to successfully develop new games that attract and retain a significant number of players; with respect to Illinois Gaming Investors, LLC, d/b/a Prairie State Gaming, risks relating to recent acquisitions of additional assets and the integration of such acquisitions, potential changes in the VGT laws, our ability to successfully compete in the VGT market, our ability to retain existing customers and secure new customers, risks relating to municipal authorization of VGT operations; with respect to our proposed Pennsylvania Category 4 casinos, risks related to ongoing litigation surrounding Pennsylvania’s gaming legislation and the ultimate location of other gaming facilities in the state; risks related to the acquisition of Pinnacle Entertainment, Inc. (“Pinnacle”) by Penn National and the integration of the businesses and assets to be acquired; the possibility that the proposed transaction does not close when expected or at all because required regulatory or other approvals are not received or other conditions to the closing are not satisfied on a timely basis or at all; the risk that the financing required to fund the transaction is not obtained on the terms anticipated or at all; the possibility that the Boyd Gaming Corporation and/or Gaming and Leisure Properties, Inc. (“GLPI”) deals do not close in a timely fashion or at all; potential adverse reactions or changes to business or employee relationships, including those resulting from the announcement or completion of the transaction; potential litigation challenging the transaction; the possibility that the anticipated benefits of the transaction are not realized when expected or at all, including as a result of the impact of, or issues arising from, the integration of the two companies; the possibility that the anticipated divestitures are not completed in the anticipated timeframe or at all; the possibility that additional divestitures may be required; the possibility that the transaction may be more expensive to complete than anticipated, including as a result of unexpected factors or events; diversion of management’s attention from ongoing business operations and opportunities; litigation relating to the transaction; risks associated with increased leverage from the transaction; with respect to our management contract at Casino Rama, risks relating to the near term transition of management of this facility to a newly selected operator; and other factors as discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, subsequent Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, each as filed with the United States Securities and Exchange Commission.  The Company does not intend to update publicly any forward-looking statements except as required by law.

PENN NATIONAL GAMING, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Penn National Gaming, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data) (unaudited)

	March 31,	December 31,
	2018	2017
Assets
Current assets
Cash and cash equivalents	$217,997	$277,953
Receivables, net of allowance for doubtful accounts of $3,097 and $2,983 at March 31, 2018 and December 31, 2017, respectively	56,563	62,805
Prepaid expenses	44,252	43,780
Other current assets	15,871	16,494
Total current assets	334,683	401,032
Property and equipment, net	2,710,652	2,756,669
Other assets
Investment in and advances to unconsolidated affiliates	147,658	148,912
Goodwill	1,008,097	1,008,097
Other intangible assets, net	469,578	422,606
Deferred income taxes	388,058	390,943
Loan to the JIVDC, net of allowance for loan losses of $64,052 at March 31, 2018 and December 31, 2017	20,613	20,900
Other assets	86,194	85,653
Total other assets	2,120,198	2,077,111
Total assets	$5,165,533	$5,234,812

Liabilities
Current liabilities
Current portion of financing obligation to GLPI	$45,386	$56,248
Current maturities of long-term debt	35,498	35,612
Accounts payable	18,782	26,048
Accrued expenses	134,312	125,688
Accrued interest	6,223	13,528
Accrued salaries and wages	76,982	111,252
Gaming, pari-mutuel, property, and other taxes	63,153	69,645
Insurance financing	7,038	2,404
Other current liabilities	87,945	89,584
Total current liabilities	475,319	530,009

Long-term liabilities
Long-term financing obligation to GLPI, net of current portion	3,476,785	3,482,573
Long-term debt, net of current maturities and debt issuance costs	1,164,147	1,214,625
Noncurrent tax liabilities	35,101	34,099
Other noncurrent liabilities	47,820	46,652
Total long-term liabilities	4,723,853	4,777,949

Shareholders' deficit
Series B Preferred stock ($.01 par value, 1,000,000 shares authorized, no shares issued and outstanding at March 31, 2018 and December 31, 2017)	—	—
Series C Preferred stock ($.01 par value, 18,500 shares authorized, no shares issued and outstanding at March 31, 2018 and December 31, 2017)	—	—
Common stock ($.01 par value, 200,000,000 shares authorized, 93,822,683 and 93,392,635 shares issued, and 91,655,290 and 91,225,242 shares outstanding at March 31, 2018 and December 31, 2017, respectively)	937	933
Treasury stock, at cost (2,167,393 shares held at March 31, 2018 and December 31, 2017)	(28,414)	(28,414)
Additional paid-in capital	1,011,322	1,007,606
Retained deficit	(1,016,031)	(1,051,818)
Accumulated other comprehensive loss	(1,453)	(1,453)
Total shareholders' deficit	(33,639)	(73,146)
Total liabilities and shareholders' deficit	$5,165,533	$5,234,812

See accompanying notes to the condensed consolidated financial statements.

Penn National Gaming, Inc. and Subsidiaries

Condensed Consolidated Statements of Income

(in thousands, except per share data)

(unaudited)

	Three Months Ended March 31,
	2018	2017

Revenues
Gaming	$654,494	$661,256
Food, beverage, hotel and other	130,969	147,741
Management service fees	2,438	2,327
Reimbursable management costs	28,184	6,758
Revenues	816,085	818,082
Less promotional allowances	—	(41,858)
Net revenues	816,085	776,224

Operating expenses
Gaming	340,516	332,053
Food, beverage, hotel and other	92,980	101,075
General and administrative	121,263	125,815
Reimbursable management costs	28,184	6,758
Depreciation and amortization	60,390	70,236
Impairment losses	618	—
Total operating expenses	643,951	635,937
Income from operations	172,134	140,287

Other income (expenses)
Interest expense	(115,740)	(114,996)
Interest income	249	2,646
Income from unconsolidated affiliates	5,361	4,548
Loss on early extinguishment of debt and modification costs	(882)	(23,390)
Other	4	(1,793)
Total other expenses	(111,008)	(132,985)

Income from operations before income taxes	61,126	7,302
Income tax provision	15,689	2,198
Net income	$45,437	$5,104

Earnings per common share:
Basic earnings per common share	$0.50	$0.06
Diluted earnings per common share	$0.48	$0.06

See accompanying notes to the condensed consolidated financial statements.

Penn National Gaming, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income

(in thousands) (unaudited)

	Three Months Ended March 31,
	2018	2017
Net income	$45,437	$5,104
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment during the period	—	437
Other comprehensive income (loss)	—	437
Comprehensive income	$45,437	$5,541

See accompanying notes to the condensed consolidated financial statements.

Penn National Gaming, Inc. and Subsidiaries

Condensed Consolidated Statements of Changes in Shareholders’ (Deficit) Equity

(in thousands, except share data) (unaudited)

								Accumulated
						Additional		Other	Total
	Preferred Stock		Common Stock		Treasury	Paid-In	Retained	Comprehensive	Shareholders’
	Shares	Amount	Shares	Amount	Stock	Capital	(Deficit)	(Loss)	Deficit
Balance, December 31, 2017	—	—	91,225,242	933	(28,414)	1,007,606	(1,051,818)	(1,453)	(73,146)
Share-based compensation arrangements	—	—	430,048	4	—	3,716	—	—	3,720
Cumulative-effect adjustment upon adoption of ASC 606 "Revenue from Contracts with Customers"	—	—	—	—	—	—	(9,650)	—	(9,650)
Net income	—	—	—	—	—	—	45,437	—	45,437
Balance, March 31, 2018	—	$—	91,655,290	$937	$(28,414)	$1,011,322	$(1,016,031)	$(1,453)	$(33,639)

See accompanying notes to the condensed consolidated financial statements.

Penn National Gaming, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(in thousands) (unaudited)

Three Months Ended March 31,	2018	2017
Operating activities
Net income	$45,437	$5,104
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	60,390	70,236
Amortization of items charged to interest expense and interest income	1,603	1,675
Change in fair values of contingent purchase price	1,134	2,560
Loss/(gain) on sale of property and equipment	55	(45)
Income from unconsolidated affiliates	(5,361)	(4,548)
Distributions from unconsolidated affiliates	6,500	5,750
Deferred income taxes	5,926	652
Charge for stock-based compensation	2,929	2,173
Impairment losses	618	—
Write off of debt issuance costs and discounts	882	5,377
Loss on early extinguishment and modification of debt	—	18,012
Decrease (increase), net of businesses acquired
Accounts receivable	3,973	6,533
Prepaid expenses and other current assets	(7,248)	(8,432)
Other assets	(555)	(1,746)
(Decrease) increase, net of businesses acquired
Accounts payable	(4,142)	(2,470)
Accrued expenses	(2,567)	5,351
Accrued interest	(7,305)	(919)
Accrued salaries and wages	(34,270)	(19,547)
Gaming, pari-mutuel, property and other taxes	(6,492)	(6,544)
Income taxes	6,072	10,090
Other current and noncurrent liabilities	(642)	(4,430)
Net cash provided by operating activities	66,937	84,832
Investing activities
Project capital expenditures	(1,211)	(6,178)
Maintenance capital expenditures	(10,602)	(10,978)
Insurance remediation proceeds	—	577
Loan to the JIVDC	(339)	(168)
Receipts applied against nonaccrual loan to the JIVDC	512	—
Proceeds from sale of property and equipment	49	309
Additional contributions to joint ventures	(500)	—
Increase in cash in escrow	—	(4,432)
Consideration paid for acquisitions of businesses, gaming licenses, and other intangibles	(50,379)	(2,441)
Net cash used in investing activities	(62,470)	(23,311)
Financing activities
Proceeds from exercise of options	791	612
Repurchase of common stock	—	(5,794)
Principal payments on financing obligation with GLPI	(16,650)	(14,785)
Proceeds from issuance of long-term debt, net of issuance costs	—	1,175,275
Proceeds from revolving credit facility draws	30,000	184,435
Repayments on long-term debt	(45,441)	(1,086,284)
Prepayment penalties and modification payments incurred with debt refinancing	—	(18,012)
Repayments on revolving credit facility	(30,000)	(244,435)
Payments of other long-term obligations	(7,636)	(28,033)
Payments of contingent purchase price	(121)	(21)
Proceeds from insurance financing	8,541	8,768
Payments on insurance financing	(3,907)	(3,269)
Net cash used in financing activities	(64,423)	(31,543)
Net (decrease) increase in cash and cash equivalents	(59,956)	29,978
Cash and cash equivalents at beginning of year	277,953	229,510
Cash and cash equivalents at end of period	$217,997	$259,488

Supplemental disclosure
Interest expense paid, net of amounts capitalized	$120,229	$113,825
Income taxes paid (refunds received)	$2,233	$(9,303)

Non-cash investing activities
Accrued capital expenditures	$786	$9,279
Accrued advances to Jamul Tribe	$82	$1,103
Non-cash financing activities
Accrued debt issuance costs	$—	$828

Non-cash transactions: On January 1, 2018, the Company adopted the new revenue standard ASC 606, “Revenue from Contracts with Customers,” and all the related amendments to all contracts using the modified retrospective method.  See Note 2 for further information regarding the net non-cash impact of the January 1, 2018 adoption.

See accompanying notes to the condensed consolidated financial statements.

Penn National Gaming, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

1.  Organization and Basis of Presentation

Penn National Gaming, Inc. (“Penn”) and together with its subsidiaries (collectively, the “Company,” “we,” “our,” or “us”) is a diversified, multi-jurisdictional owner and manager of gaming and racing facilities and video gaming terminal operations with a focus on slot machine entertainment. We have also expanded into social online gaming offerings via our Penn Interactive Ventures, LLC (“Penn Interactive Ventures”) division and our acquisition of Rocket Speed, Inc. (“Rocket Speed”) and into retail gaming in Illinois with our Prairie State Gaming subsidiary.  On May 1, 2017, we completed our acquisition of 1st Jackpot Casino Tunica (formerly known as Bally’s Casino Tunica, (“1st Jackpot”)) and Resorts Casino Tunica (“Resorts”). As of March 31, 2018, the Company owned, managed, or had ownership interests in twenty-nine facilities in the following seventeen jurisdictions: California, Florida, Illinois, Indiana, Kansas, Maine, Massachusetts, Mississippi, Missouri, Nevada, New Jersey, New Mexico, Ohio, Pennsylvania, Texas, West Virginia and Ontario, Canada.

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

Operating results for the three months ended March 31, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018. The notes to the consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2017 should be read in conjunction with these condensed consolidated financial statements.  The December 31, 2017 financial information has been derived from the Company’s audited consolidated financial statements.

2.  New Accounting Pronouncements

Accounting Pronouncements Implemented in 2018

ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)” -   On January 1, 2018, the Company adopted the new revenue standard ASC 606, “Revenue from Contracts with Customers (Topic 606),” and all the related amendments (“new revenue standard”) to all contracts using the modified retrospective method.  As part of the adoption, the Company utilized a practical expedient that permits the evaluation of incomplete contracts (such as our loyalty point obligations) as completed contracts.  The Company recognized the cumulative effect of initially applying the new revenue standard as an adjustment to the opening balance of retained earnings.  The comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods.  The Company does not expect the adoption of the new revenue standard to have a material impact to its net income on a continuing basis and did not have a material effect for the three months ended March 31, 2018.

In accordance with the new revenue standard requirement, the disclosure of the impact of adoption on our condensed consolidated statements of income and condensed consolidated balance sheets at and for the period ended March 31, 2018 are as follows (in thousands):

	Three Months Ended March 31, 2018 As Reported	Loyalty Point Impact (1)	Promotional Allowance (Discretionary Comps) Impact (2)	Promotional Allowance (Point Redemptions) Impact (2)	Reimbursable Expense - Casino Rama Impact (3)	Racing Revenue Impact (4)	Balances Without Adoption of ASC 606	Effect of Change Higher / (Lower)
Income Statement

Revenues
Gaming	$654,494	$(1,419)	$33,639	$-	$-	$-	$686,714	$(32,220)
Food, beverage, hotel and other	130,969	(69)	-	6,624	-	8,960	146,484	(15,515)
Management service fees	2,438	-	-	-	-	-	2,438	-
Reimbursable management costs	28,184	-	-	-	(21,844)	-	6,340	21,844
Revenues	816,085	(1,488)	33,639	6,624	(21,844)	8,960	841,976	(25,891)
Less: promotional allowances	-	-	(33,639)	(6,624)	-	-	(40,263)	40,263
Net Revenue	816,085	(1,488)	-	-	(21,844)	8,960	801,713	14,372

Operating expenses
Gaming	340,516	(1,027)	-	-	-	-	339,489	1,027
Food, beverage, hotel and other	92,980	-	-	-	-	8,960	101,940	(8,960)
General and administrative	121,263	-	-	-	-	-	121,263	-
Reimbursable management costs	28,184	-	-	-	(21,844)	-	6,340	21,844
Depreciation and amortization	60,390	-	-	-	-	-	60,390	-
Impairment losses	618	-	-	-	-	-	618	-
Insurance recoveries	-	-	-	-	-		-	-
Total operating expenses	643,951	(1,027)	-	-	(21,844)	8,960	630,040	13,911
Income from operations	172,134	(461)	-	-	-	-	171,673	461

Income from operations before income taxes	61,126	(461)	-	-	-	-	60,665	461
Income tax (benefit) provision	15,689	(118)	-	-	-	-	15,571	118
Net income	$45,437	$(343)	$-	$-	$-	$-	$45,094	$343

As a result of the adoption of the new revenue standard, the following areas resulted in significant changes to the Company’s accounting:

(1)

The new revenue standard changed the accounting for loyalty points earned by our customers. The Company’s loyalty reward programs allow members to utilize their reward membership cards to earn loyalty points that are redeemable for slot play and complimentaries such as food and beverage at our restaurants, lodging at our hotels, and products offered at our retail stores across the vast majority of the Company’s casino properties.  Under the new revenue standard, the Company is required to utilize a deferred revenue model and defer revenue at the estimated fair value when the loyalty points are earned by our customers and recognize revenue when the loyalty points are redeemed.  The deferred revenue liability is based on the estimated standalone selling price of the loyalty points earned after factoring in the likelihood of redemption.  Prior to the adoption of the new revenue standard, the estimated liability for unredeemed points was accrued based on expected redemption rates and the estimated costs of the service or merchandise to be provided.

(2)

The new revenue standard changed the accounting for promotional allowances.  Under the new revenue standard, the Company will no longer be permitted to report revenue for goods and services provided to customers for free as an inducement to gamble as gross revenue with a corresponding reduction in promotional allowances to arrive at net revenues.  The new revenue standard requires complimentaries related to an inducement to gamble to be recorded as a reduction to gaming revenues, and as such promotional allowances provided to customer’s as an inducement to gamble is no longer netted on our condensed consolidated statements of income.

In addition, the new revenue standard changed the accounting for promotional allowances with respect to non-discretionary complimentaries (i.e. a customer’s redemption of loyalty points).  Under the new revenue standard, the Company is no longer permitted to report revenue for goods and services provided to a customer resulting from loyalty point redemption with a corresponding reduction in promotional allowances to arrive at net revenue, as the new revenue standard requires the utilization of a deferred revenue model in which previously deferred revenue is recognized as revenue when the loyalty points are redeemed.  As such, promotional allowances related to a customer’s redemption of loyalty points is no longer netted on our condensed consolidated statements of income.

(3)

The Company revised its accounting for reimbursable costs associated with our management service contract for Casino Rama.  Under the new revenue standard, reimbursable costs, which primarily consist of payroll costs, must be recognized as revenue on a gross basis, with an offsetting amount charged to reimbursable management costs within operating expenses, as we are the controlling entity to the arrangement.  Prior to this revision, the Company recorded these reimbursable amounts on a net basis.

(4)

The new revenue standard changed the accounting for racing revenues.  Under the new revenue standard, we concluded that the Company is not the controlling entity to the arrangement(s), but rather functions as an agent to the pari-mutuel pool.  As such, fees and obligations related to the Company’s share of purse funding requirements, simulcasting fees, tote fees, certain pari-mutuel taxes and other fees directly related to the Company’s racing operations must be reported on a net basis and included as a deduction to food, beverage, hotel and other revenue. Prior to the adoption of the new revenue standard, the Company recorded these fees and obligations in food, beverage, hotel and other expense.

	As Reported At March 31, 2018	Balances Without the Adoption of ASC 606	Effect of Change Higher (Lower)
Balance Sheet

Other assets
Deferred income taxes	388,058	386,271	1,787

Current liabilities
Accrued expenses	134,312	123,078	11,234

Shareholders' (deficit)
Retained deficit	(1,016,031)	(1,007,175)	(8,856)

The cumulative effect of the changes made to our consolidated January 1, 2018 balance sheet for the adoption of ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)” were as follows (in thousands):

	Balance at December 31, 2017	Adjustment Due to ASU 2014-09	Balance at January 1, 2018

Balance Sheet

Other assets
Deferred income taxes	390,943	2,044	392,987

Current liabilities
Accrued expenses	125,688	11,694	137,382

Shareholders' (deficit)
Retained deficit	(1,051,818)	(9,650)	(1,061,468)

In August 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows (Topic 230): Clarification of Certain Cash Receipts and Cash Payments.”  The amendments are intended to address diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows.  The amendments provide guidance on the following specific cash flow issues: (a) debt prepayment or debt extinguishment costs; (b) settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing; (c) contingent consideration payments made after a business combination; (d) proceeds from the settlement of insurance claims; (e) proceeds from the settlement of corporate-owned life insurance policies, including bank-owned life insurance policies; (f) distributions received from equity method investees; (g) beneficial interest in securitization transactions; and (h) separately identifiable cash flows and application of the predominance principle.  The new guidance is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2017.  The Company adopted this new guidance on January 1, 2018 on a retrospective basis. As a result of adopting this new guidance, the impact to the comparative period ended March 31, 2017 was an increase to net cash provided by operating activities and an increase to net cash used in financing activities of $18.0 million, respectively, within the Company’s Condensed Consolidated Statement of Cash Flows.

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

3.  Summary of Significant Accounting Policies

Revenue Recognition and Promotional Allowances

The Company’s revenue from contracts with customers consists of gaming wagers, food and beverage transactions, retail transactions, hotel room sales, racing wagers, management services related to our management of external casino’s, and reimbursable costs associated with our management contracts.

The transaction price for a gaming wagering contract is the difference between gaming wins and losses, not the total amount wagered.  The transaction price for food and beverage, hotel and retail contracts is the net amount collected from the customer for such goods and services.  Sales tax and other taxes collected on behalf of governmental authorities are accounted for on the net basis and are not included in revenues or expenses.  The transaction price for our racing operations, inclusive of live racing events conducted at our racing facilities and our import and export arrangements, is the commission received from the pari-mutuel pool less contractual fees and obligations primarily consisting of purse funding requirements, simulcasting fees, tote fees and certain pari-mutuel taxes that are directly related to the racing operations.  The transaction price for our management service contracts is the amount collected for services rendered in accordance with the contractual terms.  The transaction price for our reimbursable costs associated with our management contracts is the gross amount of the reimbursable expenditure, which primarily consists of payroll costs, incurred by the Company for the benefit of the managed entity.

Gaming revenue contracts involve two performance obligations for those customers earning points under the Company’s loyalty reward programs and a single performance obligation for customers that do not participate in the programs.  The Company applies a practical expedient by accounting for its gaming contracts on a portfolio basis as such wagers have similar characteristics and the Company reasonably expects the effects on the condensed consolidated financial statements of applying the revenue recognition guidance to the portfolio to not differ materially from that which would result if applying the guidance to an individual wagering contract.  For purposes of allocating the transaction price in a wagering contract between the wagering performance obligation and the obligation associated with the loyalty points earned, the Company allocates an amount to the loyalty point contract liability based on the stand-alone selling price of the points earned, which is determined by the value of a point that can be redeemed for slot play and complimentaries such as food and beverage at our restaurants, lodging at our hotels and products offered at our retail stores, less estimated breakage.  The allocated revenue for gaming wagers is recognized when the wagering occurs as all such wagers settle immediately.  The loyalty reward contract liability amount is deferred and recognized as revenue when the customer redeems the loyalty points for slot play and complimentaries and such goods and services are delivered to the customer.

Food and beverage, hotel and retail services have been determined to be separate, standalone performance obligations and the transaction price for such contracts is recorded as revenue as the good or service is transferred to the customer over their stay at the hotel or when the delivery is made for the food and beverage or retail product. Cancellation fees for hotel and meeting space services are recognized upon cancellation by the customer and are included in food, beverage, hotel and other revenue.

Racing revenue contracts, inclusive of the Company’s (i) host racing facilities, (ii) import arrangements that permit the Company to simulcast in live racing events occurring at other racetracks and (iii) export arrangements that permit the Company’s live racing event to be simulcast at other racetracks, provide access to and the processing of wagers into the pari-mutuel pool.  The Company has concluded it is not the controlling entity to the arrangement, but rather functions as an agent to the pari-mutuel pool.  Commissions earned from the pari-mutuel pool less contractual fees and obligations are recognized on a net basis which is included within food, beverage, hotel and other revenue.

Management services have been determined to be separate, standalone performance obligations and the transaction price for such contracts is recorded as services are performed.  The Company records revenues on a monthly basis calculated by applying the contractual rate called for in the contract.

Penn Interactive Ventures generates in-app purchase and advertising revenues from free-to-play social casino games which can be downloaded to mobile phones and tablets from digital storefronts.  Players can purchase virtual playing credits within our social casino games which allows for increased playing opportunities and functionality.  Penn Interactive Ventures records deferred revenue from the sale of virtual playing credits and recognizes this revenue over the average redemption period of the credits which is approximately three days.  Advertising revenues are recognized in the period when the advertising impression, click or install delivery occurs.  Penn Interactive Ventures also generates revenue from revenue sharing arrangements with third party content providers whereby revenues are recognized on a net basis since Penn Interactive Ventures is not the controlling entity in the arrangement.

Reimbursable management costs associated with the Company’s management contracts represent amounts received or due pursuant to the Company’s management agreement for the reimbursement of expenses, primarily payroll costs, incurred by the Company on the managed facility’s behalf.  The Company is the controlling entity to the arrangement, therefore the reimbursement is recorded on a gross basis with an offsetting amount charged to operating expense.

Promotional Allowances

The retail value of accommodations, food and beverage, and other services furnished to guests for free as an inducement to gamble is included in food, beverage, hotel and other revenue and offset as a deduction to gaming revenue in accordance with the new revenue standard and consists of the following for the period ended March 31, 2018:

Three Months Ended March 31,	2018
(in thousands)
Lodging	$9,687
Food and beverage	22,976
Other	976
Total amount recorded in food, beverage, hotel and other revenues and offset to gaming revenues	$33,639

The estimated cost of providing such complimentary services to guests for free as an inducement to gamble is included in food, beverage, hotel and other expenses and consists of the following for the period ended March 31, 2018:

Three Months Ended March 31,	2018
(in thousands)
Lodging	$1,291
Food and beverage	8,619
Other	293
Total cost of complimentary services included in food, beverage, hotel and other expense	$10,203

Revenue Disaggregation

The Company is a geographically diversified, multi-jurisdictional owner and manager of gaming and racing facilities and video gaming terminal operations.  Our operations are focused in regional gaming markets located within the Northeastern, South/Western and Midwestern United States.  We also manage casinos for other entities in the United States and Canada.  We generate revenues at our owned and operated properties by providing the following types of services: (i) gaming, (ii) food and beverage, (iii) lodging, (iv) racing, (v) reimbursable management costs and, (vi) other.  Our revenue disaggregation by type of revenue and geographic location is as follows (in thousands):

Three Months Ended March 31, 2018	Northeast	South/West	Midwest	Other	Total

Gaming	$355,785	$97,547	$201,162	$-	$654,494
Food and beverage	19,180	28,279	15,921	263	63,643
Lodging	1,967	23,601	7,953	-	33,521
Racing	5,276	7	-	1,527	6,810
Reimbursable management costs	21,844	6,340	-	-	28,184
Other	10,115	5,522	5,050	8,746	29,433
Total net revenues	$414,167	$161,296	$230,086	$10,536	$816,085

Customer-related Liabilities

The Company has two general types of liabilities related to contracts with customers: (i) our loyalty credit obligation and (ii) advance payments on goods and services yet to be provided or for unpaid wagers.

The Company’s loyalty reward programs allow members to utilize their reward membership cards to earn loyalty points that are redeemable for slot play and complimentaries such as food and beverages at our restaurants, lodging at our hotels and products offered at our retail stores across the vast majority of the Company’s casino properties.  The Company accounts for the loyalty credit obligation utilizing a deferred revenue model, which defers revenue at the estimated fair value when the loyalty points are earned by our customers.  Revenue associated with the loyalty credit obligation is subsequently recognized into revenue when the loyalty points are redeemed.  The deferred revenue liability is based on the estimated standalone selling price of the loyalty points earned after factoring in the likelihood of redemption.

The Company’s loyalty credit obligation was $22.4 million at March 31, 2018 compared to $24.7 million upon the adoption of the new revenue standard at January 1, 2018.  Our loyalty credit obligations are generally settled within six months of issuance.  Changes between the opening and closing balances primarily relate to the timing of the customer’s election to redeem loyalty points for complimentaries and products offered at our food and beverage outlets, hotels and retail stores.

The Company’s advance payments on goods and services yet to be provided or for unpaid wagers primarily consist of the following: (i) deposits on rooms and convention space, (ii) money deposited on behalf of a customer in advance of their property visitation (i.e. front money), (iii) outstanding tickets generated by slot machine play or pari-mutuel wagering, (iv) outstanding chip liabilities, (v) unclaimed jackpots and (vi) gift cards redeemable at our properties.

Advance payments on goods and services are recognized as revenue when the good or service is transferred to the customer.  Unpaid wagers primarily relate to the Company’s obligation to settle outstanding slot tickets, pari-mutuel racing tickets and gaming tokens with customers and generally represents obligations stemming from prior wagering events of which revenue was previously recognized.

The Company’s advance payments on goods and services yet to be provided or for unpaid wagers were $21.1 million and $21.2 million at March 31, 2018 and December 31, 2017, respectively, of which $1.2 million and $1.3 million are classified as long-term.

Gaming and Racing Taxes

The Company is subject to gaming and pari-mutuel taxes based on gross gaming revenue and pari-mutuel revenue in the jurisdictions in which it operates. The Company primarily recognizes gaming and pari-mutuel tax expense based on the statutorily required percentage of revenue that is required to be paid to state and local jurisdictions in the states where or in which wagering occurs. In certain states in which the Company operates, gaming taxes are based on graduated rates. The Company records gaming tax expense at the Company’s estimated effective gaming tax rate for the year, considering estimated taxable gaming revenue and the applicable rates. Such estimates are adjusted each interim period. If gaming tax rates change during the year, such changes are applied prospectively in the determination of gaming tax expense in future interim periods. For the three months ended March 31, 2018, these expenses, which are recorded primarily within gaming expense in the condensed consolidated statements of income, were $247.4 million, as compared to $244.4 million for the three months ended March 31, 2017.

Long-term asset related to the Jamul Indian Village

The unpaid principal balance of the loan to the Jamul Indian Village Development Corporation (“JIVDC”) at March 31, 2018 and December 31, 2017 was $98.5 million and $98.3 million, respectively.  The net carrying value of the loan to the JIVDC totaled $20.6 million and $20.9 million at March 31, 2018 and December 31, 2017, respectively.  The Company’s remaining exposure at March 31, 2018 was $27.6 million inclusive of future unfunded commitments on the loan.

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

The following table reconciles the weighted-average common shares outstanding used in the calculation of basic EPS to the weighted-average common shares outstanding used in the calculation of diluted EPS for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,	Three Months Ended March 31,
	2018	2017
	(in thousands)
Determination of shares:
Weighted-average common shares outstanding	91,191	90,751
Assumed conversion of dilutive employee stock-based awards	3,260	1,105
Assumed conversion of restricted stock	199	61
Diluted weighted-average common shares outstanding	94,650	91,917

Options to purchase 646,307 and 4,545,585 shares were outstanding during the three months ended March 31, 2018 and 2017, respectively, but were not included in the computation of diluted EPS because they were antidilutive.

The following table presents the calculation of basic and diluted EPS for the Company’s common stock for the three months ended March 31, 2018 and 2017 (in thousands, except per share data):

	Three Months Ended March 31,	Three Months Ended March 31,
	2018	2017
Calculation of basic EPS:
Net income applicable to common stock	$45,437	$5,104
Weighted-average common shares outstanding	91,191	90,751
Basic EPS	$0.50	$0.06

Calculation of diluted EPS using two-class method:
Net income applicable to common stock	$45,437	$5,104
Diluted weighted-average common shares outstanding	94,650	91,917
Diluted EPS	$0.48	$0.06

Stock-Based Compensation

The Company accounts for stock compensation under ASC 718, “Compensation-Stock Compensation,” which requires the Company to expense the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. This expense is recognized ratably over the requisite service period following the date of grant.

The fair value for stock options is estimated at the date of grant using the Black-Scholes option-pricing model, which requires management to make certain assumptions. The risk-free interest rate was based on the U.S. Treasury spot rate with a term equal to the expected life assumed at the date of grant. Expected volatility was estimated based on the historical volatility of the Company’s stock price over a period of 5.30 years, in order to match the expected life of the options at the grant date. Historically, at the grant date, there has been no expected dividend yield assumption since the Company has not paid any cash dividends on its common stock since its initial public offering in May 1994 and since the Company intends to retain all of its earnings to finance the development of its business for the foreseeable future. The weighted-average expected life was based on the contractual term of the stock option and expected employee exercise dates, which was based on the historical and expected exercise behavior of the Company’s employees.  The Company granted 661,175 and 1,446,353 stock options during the three months ended March 31, 2018 and 2017, respectively.

Stock-based compensation expense for the three months ended March 31, 2018 was $2.9 million as compared to $2.2 million for the three months ended March 31, 2017, and is included within the condensed consolidated statements of income under general and administrative expense.

The Company’s cash-settled phantom stock unit awards (“PSUs”), which vest over a period of four years, entitle employees and directors to receive cash based on the fair value of the Company’s common stock on the vesting date.  The PSUs are accounted for as liability awards and are re-measured at fair value each reporting period until they become vested with compensation expense being recognized over the requisite service period in accordance with ASC 718-30, “Compensation—Stock Compensation, Awards Classified as Liabilities.” The Company had a liability, which is included in accrued salaries and wages within the condensed consolidated balance sheets, associated with its PSUs of $0.8 million and $4.8 million at March 31, 2018 and December 31, 2017, respectively, primarily due to payouts on the awards. For PSUs held by Penn employees, there was $5.9 million of total unrecognized compensation cost at March 31, 2018 that will be recognized over the grants remaining weighted average vesting period of 2.63 years. For the three months ended March 31, 2018, the Company recognized $0.1 million of compensation expense associated with these awards, as compared to $4.3 million for the three months ended March 31, 2017.  The changes are primarily due to the final vesting of the Company’s Transition Award Program on July 23, 2017 as well as changes in Penn’s stock prices at March 31 compared to December 31 in both years. Amounts paid by the Company for the three months ended March 31, 2018 on these cash-settled awards totaled $4.1 million as compared to $3.5 million for the three months ended March 31, 2017.

For the Company’s cash-settled stock appreciation rights (“SARs”), the fair value of the SARs is calculated during each reporting period and estimated using the Black-Scholes option pricing model based on the various inputs discussed below. The Company’s SARs, which vest over a period of four years, are accounted for as liability awards since they will be settled in cash. The Company had a liability, which is included in accrued salaries and wages within the condensed consolidated balance sheets, associated with its SARs of $16.8 million and $24.0 million at March 31, 2018 and December 31, 2017, respectively. For SARs held by Penn employees, there was $12.9 million of total unrecognized compensation cost at March 31, 2018 that will be recognized over the awards remaining weighted average vesting period of 2.55 years. For the three months ended March 31, 2018, the Company recognized a benefit to compensation expense of $4.0 million associated with these awards, as compared to compensation expense of $4.0 million for the three months ended March 31, 2017. The changes are primarily due to changes in Penn’s stock prices at March 31 compared to December 31 in both years.  Amounts paid by the Company for the three months ended March 31, 2018 on these cash-settled awards totaled $3.0 million as compared to $1.1 million for the three months ended March 31, 2017.

In addition to the variances in cash-settled awards explained above, accrued salaries and wages decreased during the three months ended March 31, 2018 due to the payment of 2017 bonuses.

The following are the weighted-average assumptions used in the Black-Scholes option-pricing model for stock option awards granted during the March 31, 2018 and 2017, respectively:

Three months ended March 31,	2018	2017
Risk-free interest rate	2.26%	1.97%
Expected volatility	30.80%	30.67%
Dividend yield	—	—
Weighted-average expected life (years)	5.30	5.30

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

The Other category consists of the Company’s standalone racing operations, namely Sanford-Orlando Kennel Club, the Company’s joint venture interests in Sam Houston Race Park, Valley Race Park, and Freehold Raceway. If the Company is successful in obtaining gaming operations at these locations, they would be assigned to one of the Company’s regional executives and reported in their respective reportable segment. The Other category also includes the Company’s corporate overhead operations, which does not meet the definition of an operating segment under ASC 280. Additionally, the Other category includes Penn Interactive Ventures, the Company’s wholly-owned subsidiary that represents its social online gaming initiatives, including Rocket Speed. Penn Interactive Ventures meets the definition of an operating segment under ASC 280, but is quantitatively not significant to the Company’s operations as it represents less than 2% of net revenues and income from operations for the three months ended March 31, 2018, and its total assets represent less than 2% of the Company’s total assets at March 31, 2018.

Management uses adjusted EBITDA as an important measure of the operating performance of its segments, including the evaluation of operating personnel and believes it is especially relevant in evaluation large, long-lived casino projects because it provides a perspective on the current effects of operating decisions separated from the substantial non-operational depreciation charges and financing costs of such projects.  The Company defines adjusted EBITDA as earnings before interest, taxes, stock compensation, debt extinguishment and financing charges, impairment charges, insurance recoveries and deductible charges, depreciation and amortization, changes in the estimated fair value of our contingent purchase price obligations, gain or loss on disposal of assets, the difference between budget and actual expense for cash-settled stock-based awards, preopening and significant transaction costs and other income or expenses. Adjusted EBITDA is also inclusive of income or loss from unconsolidated affiliates, with our share of non-operating items (such as depreciation and amortization) added back for our joint venture in Kansas Entertainment. Adjusted EBITDA excludes payments associated with our Master Lease agreement with GLPI as the transaction was accounted for as a financing obligation.

In the first quarter of 2018, we changed the definition of adjusted EBITDA to exclude preopening costs, significant transaction costs and the variance between our budgeted and actual costs incurred on cash-settled stock based awards which are required to be marked to market each reporting period.  We determined to exclude preopening costs and significant transaction costs to more closely align the Company’s calculation of adjusted EBITDA with our competitors.  Preopening costs and significant transaction costs are also excluded from adjusted EBITDA for bonus calculation purposes.  We have excluded the favorable or unfavorable difference between the budgeted expense and actual expense for our cash-settled stock-based awards as it is non-operational in nature. Additionally, this variance is excluded from adjusted EBITDA for bonus calculation purposes. In connection with the change to the definition of adjusted EBITDA, we reclassified our prior period results to conform to the current period presentation.

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

See Note 7: “Segment Information” for further information with respect to the Company’s segments.

4.  Property and Equipment

Property and equipment, net, consists of the following:

	March 31,	December 31,
	2018	2017
	(in thousands)

Property and equipment - non-Master Lease
Land and improvements	$294,716	$294,695
Building and improvements	430,440	429,015
Furniture, fixtures and equipment	1,381,443	1,385,889
Leasehold improvements	131,257	130,801
Construction in progress	17,345	15,617
	2,255,201	2,256,017
Less Accumulated depreciation	(1,367,370)	(1,345,147)
	887,831	910,870
Property and equipment - Master Lease
Land and improvements	424,700	424,700
Building and improvements	2,258,577	2,258,577
	2,683,277	2,683,277
Less accumulated depreciation	(860,456)	(837,478)
	1,822,821	1,845,799
Property and equipment, net	$2,710,652	$2,756,669

Property and equipment, net decreased by $46.0 million for the three months ended March 31, 2018 primarily due to depreciation expense, which is partially offset by maintenance capital expenditures, as well as improvements to food and beverage offerings at Tropicana Las Vegas.

Depreciation expense, for property and equipment including assets under capital leases, totaled $55.9 million and $65.0 million for the three months ended March 31, 2018 and 2017, respectively, of which $23.3 million and $22.7 million related to assets under the Master Lease, respectively. No interest was capitalized in connection with major construction projects for the three months ended March 31, 2018 and 2017.

5. Intangible Assets

Indefinite‑life intangible assets consist primarily of gaming licenses. The table below presents the gross carrying value, accumulated amortization, and net book value of each major class of other intangible assets at March 31, 2018 and December 31, 2017:

	March 31, 2018			December 31, 2017
	(in thousands)
	Gross			Gross
	Carrying	Accumulated	Net Book	Carrying	Accumulated	Net Book
	Value	Amortization	Value	Value	Amortization	Value
Indefinite-life intangible assets	$425,505	$—	$425,505	$375,405	$—	$375,405
Other intangible assets	132,831	88,758	44,073	131,483	84,282	47,201
Total	$558,336	$88,758	$469,578	$506,888	$84,282	$422,606

Total other intangible assets increased by $47 million for the three months ended March 31, 2018 primarily due to the purchase of a Category 4 gaming license to operate up to 750 slot machines and initially up to 30 table games in York County, Pennsylvania for $50.1 million, along with the capitalization of computer software intangibles of $1.4 million, partially offset by $4.5 million in amortization of definite-lived intangible assets.  Other intangible assets have a weighted average remaining amortization period of approximately 4.6 years.

The Company’s intangible asset amortization expense was $4.5 million and $5.2 million, for the three months ended March 31, 2018 and 2017, respectively.

The following table presents expected intangible asset amortization expense based on existing intangible assets as of March 31, 2018 (in thousands):

Remaining 2018	$9,554
2019	8,949
2020	6,287
2021	3,644
2022	3,596
Thereafter	12,043
Total	$44,073

6.  Long-term Debt

Long-term debt, net of current maturities, is as follows:

	March 31,	December 31,
	2018	2017
	(in thousands)

Senior secured credit facility	$715,000	$760,000
$400 million 5.625% senior unsecured notes due January 15, 2027	400,000	400,000
Other long-term obligations	111,674	119,310
Capital leases	449	891
	1,227,123	1,280,201
Less current maturities of long-term debt	(35,498)	(35,612)
Less discount on senior secured credit facility Term Loan B	(2,251)	(2,558)
Less debt issuance costs	(25,227)	(27,406)
	$1,164,147	$1,214,625

The following is a schedule of future minimum repayments of long-term debt as of March 31, 2018 (in thousands):

Within one year	$35,498
1-3 years	94,963
3-5 years	263,187
Over 5 years	833,475
Total minimum payments	$1,227,123

Senior Secured Credit Facility

On January 19, 2017, the Company entered into a new senior secured credit facility. The new senior secured credit facility consists of a five year $700 million revolver, a five year $300 million Term Loan A facility, and a seven year $500 million Term Loan B facility (the “Amended Credit Facilities”). The Term Loan A facility was priced at LIBOR plus a spread (ranging from 3.00% to 1.25%) based on the Company’s consolidated total net leverage ratio as defined in the new senior secured credit facility. The Term Loan B facility was priced at LIBOR plus 2.50%, with a 0.75% LIBOR floor.  At March 31, 2018, the Company’s senior secured credit facility had a gross outstanding balance of $715.0 million, consisting of a $285.0 million Term Loan A facility and a $430.0 million Term Loan B facility. No amounts were outstanding on the revolving credit facility at March 31, 2018. Additionally, the Company had conditional obligations under letters of credit issued pursuant to the senior secured credit facility with face amounts aggregating $22.4 million, resulting in $677.6 million of available borrowing capacity as of March 31, 2018 under the revolving credit facility. In connection with the repayment of the previous senior secured credit facility, the Company recorded $1.7 million in refinancing costs and a $2.3 million loss on the early extinguishment of debt for the three months ended March 31, 2017 related to the write-off of deferred debt issuance costs and the discount on the Term Loan B facility of the previous senior secured credit facility.  In connection with Term Loan B principal prepayments, the Company recorded a $0.9 million loss on the early extinguishment of debt for the three months ended March 31, 2018.

Redemption of 5.875% Senior Subordinated Notes

In the first quarter of 2017, the Company redeemed all of its $300 million 5.875% senior subordinated notes, which were due in 2021 (“5.875% Notes”). In connection with this redemption, the Company recorded a $21.1 million loss on the early extinguishment of debt for the three months ended March 31, 2017 related to the difference between the reacquisition price of the 5.875% Notes compared to its carrying value.

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

At March 31, 2018, the Company was in compliance with all required financial covenants.

7.  Segment Information

The following tables (in thousands) present certain information with respect to the Company’s segments. Intersegment revenues between the Company’s segments were not material in any of the periods presented below.

Three months ended March 31,	2018	2017

Net Revenues
Northeast	$414,167	$393,465
South/West	161,296	139,820
Midwest	230,086	228,338
Other (1)	10,536	14,601
Total Reportable Segment Net Revenues	816,085	776,224

Adjusted EBITDA
Northeast	132,007	126,574
South/West	45,049	36,341
Midwest	81,155	78,106
Other (1)	(15,665)	(13,576)
Total Reportable Segment Adjusted EBITDA	242,546	227,445

Other operating costs and other expenses (income)
Depreciation and amortization	60,390	70,236
Unconsolidated non-operating costs - Kansas JV	1,294	1,951
Interest expense	115,740	114,996
Interest income	(249)	(2,646)
Loss (gain) on disposal of assets	55	(45)
Impairment losses	618	—
Cash-settled stock award variance	(7,462)	5,164
Pre-opening and significant transaction costs	6,093	571
Loss on early extinguishment of debt and modification costs	882	23,390
Other	(4)	1,793
Contingent purchase price	1,134	2,560
Charge for stock compensation	2,929	2,173
Income before income taxes	61,126	7,302
Income taxes	15,689	2,198
Net income	$45,437	$5,104

	Northeast	South/West	Midwest	Other (1)	Total

Three months ended March 31, 2018
Capital expenditures	$3,487	$3,412	$3,732	$1,182	$11,813

Three months ended March 31, 2017
Capital expenditures	$3,990	$8,622	$4,331	$213	$17,156

Balance sheet at March 31, 2018
Total assets (1)	$813,232	$783,634	$1,081,046	$2,487,621	$5,165,533
Investment in and advances to unconsolidated affiliates	105	—	87,610	59,943	147,658
Goodwill	21,242	244,695	674,558	67,602	1,008,097
Other intangible assets, net	353,143	978	100,798	14,659	469,578

Balance sheet at December 31, 2017
Total assets (1)	$821,649	$794,274	$1,070,204	$2,548,685	$5,234,812
Investment in and advances to unconsolidated affiliates	102	—	88,296	60,514	148,912
Goodwill	21,242	244,695	674,558	67,602	1,008,097
Other intangible assets, net	303,043	1,623	101,698	16,242	422,606

(1) Total assets include the real property assets under the Master Lease with GLPI. Net revenues and adjusted EBITDA relate to the Company’s stand-alone racing operations, namely Sanford Orlando Kennel Club and the Company’s joint venture interests in Texas and New Jersey which do not have gaming operations. Other also includes corporate overhead operations as well as Penn Interactive Ventures, which is a wholly-owned subsidiary that is focused on the Company’s interactive gaming strategy.

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

Other long-term obligations at March 31, 2018 and December 31, 2017 included the relocation fees for Hollywood Gaming at Dayton Raceway and Hollywood Gaming at Mahoning Valley Race Course and the repayment obligation of a hotel and event center located near Hollywood Casino Lawrenceburg. The fair value of the relocation fees for Hollywood Gaming at Dayton Raceway and Hollywood Gaming at Mahoning Valley Race Course and the repayment obligation for the hotel and event center are estimated based on rates consistent with the Company’s credit rating for comparable terms and debt instruments and as such are Level 2 measurements.

Other liabilities

Other liabilities at March 31, 2018 and December 31, 2017 are primarily comprised of the contingent purchase price consideration related to the purchases of Plainridge Racecourse.  The fair value of the Company’s contingent purchase price consideration related to its Plainridge Racecourse acquisition is estimated based on a discounted cash flow model and as such is a Level 3 measurement.  At each reporting period, the Company assesses the fair value of these liabilities and changes in their fair values are recorded in earnings.  The amount related to the change in fair value of these obligations resulted in a charge to general and administrative expense of $1.1 million and $2.6 million for the three months ended March 31, 2018 and 2017, respectively.

The carrying amounts and estimated fair values by input level of the Company’s financial instruments at March 31, 2018 and December 31, 2017 are as follows (in thousands):

	March 31, 2018
	Carrying
	Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$217,997	$217,997	$217,997	$—	$—
Loan to the JIVDC	20,613	16,677	—	—	16,677
Financial liabilities:
Long-term debt
Senior secured credit facility	688,251	716,634	716,634	—	—
Senior unsecured notes	399,270	385,000	385,000	—	—
Other long-term obligations	111,674	106,402	—	106,402	—
Other liabilities	23,810	23,810	—	—	23,810

	December 31, 2017
	Carrying
	Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$277,953	$277,953	$277,953	$—	$—
Loan to the JIVDC	20,900	16,533	—	—	16,533
Financial liabilities:
Long-term debt
Senior secured credit facility	730,787	760,456	760,456	—	—
Senior unsecured notes	399,249	412,000	412,000	—	—
Other long-term obligations	119,310	113,460	—	113,460	—
Other liabilities	22,696	22,696	—	—	22,696

The following table summarizes the changes in the fair value of the Company’s Level 3 liabilities (in thousands):

Three Months Ended
March 31, 2018
Liabilities
Contingent
Purchase Price
Balance at January 1, 2018	$22,696
Additions	—
Payments	(20)
Included in earnings	1,134
Balance at March 31, 2018	$23,810

The following table summarizes the significant unobservable inputs used in calculating fair value for the Company’s Level 3 liabilities:

	Valuation	Unobservable
	Technique	Input	Discount Rate
Contingent purchase price - Plainridge	Discounted cash flow	Discount rate	7.60%

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

	Three Months Ended March 31,
	2018	2017
Net revenues	$39,285	$38,846
Operating expenses	27,658	28,838
Income from operations	11,627	10,008
Net income	$11,627	$10,008

Net income attributable to Penn	$5,814	$5,004

10. Income Taxes

In December 2017, the President of the United States signed into law comprehensive tax reform legislation commonly known as Tax Cuts and Jobs Act (the “Tax Act”), which introduced significant changes to the previous tax law.  This new legislation reduced the federal corporate income tax rate from 35% to 21% effective January 1, 2018.  In December 2017, the Company recorded an increase to deferred tax expense of approximately $261.3 million on the date of enactment primarily relating to a reduction of our net deferred tax asset because of the rate change.  The adjustments related to the application of the Tax Act continue to be provisional amounts to the extent that they are reasonably estimable and the Company will refine them as more information becomes available.  The Company has not made any material measurement period adjustments related to these items in the three month period ended March 31, 2018.  In accordance with Staff Accounting Bulletin No. 118, any adjustments to the provisional changes will be included in income tax expense or benefit in the appropriate period.

The Company calculates the provision for income taxes during interim reporting periods by applying an estimate of the annual effective tax rate to the full year projected pretax book income or loss excluding certain discrete items. The effective tax rate (income taxes as a percentage of income from operations before income taxes) including discrete items was 25.67% for the three months ended March 31, 2018, as compared to 30.10% for the three months ended March 31, 2017, primarily due to the reduced federal income tax rate as a result of the Tax Act and higher earnings before income taxes.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our Operations

We are a leading, diversified, multi-jurisdictional owner and manager of gaming and racing facilities and video gaming terminal operations. In addition, over the last two years, we have implemented our interactive gaming strategy through our subsidiary, Penn Interactive Ventures, and have expanded our social gaming offerings with the acquisition of Rocket Speed, a leading developer of social casino games, while also expanding into retail gaming in Illinois through our Prairie State Gaming subsidiary.  On May 1, 2017, we completed our acquisition of 1st Jackpot and Resorts casinos in Tunica, Mississippi. As of March 31, 2018, we owned, managed, or had ownership interests in twenty-nine facilities in the following seventeen jurisdictions: California, Florida, Illinois, Indiana, Kansas, Maine, Massachusetts, Mississippi, Missouri, Nevada, New Jersey, New Mexico, Ohio, Pennsylvania, Texas, West Virginia, and Ontario, Canada. We believe that our portfolio of assets provides us the benefit of geographically diversified cash flow from operations.

The vast majority of our revenue is gaming revenue, derived primarily from gaming on slot machines (which represented approximately 87% of our gaming revenue in 2017 and 2016) and to a lesser extent, table games, which is highly dependent upon the volume and spending levels of customers at our properties. Other revenues are derived from our management service fees from Casino Rama, our hotels, dining, retail, admissions, program sales, concessions and certain other ancillary activities, and our racing operations. Our racing revenue includes our share of pari-mutuel wagering on live races after payment of amounts returned as winning wagers, our share of wagering from import and export simulcasting, and our share of wagering from our off-track wagering facilities, net of expenses.

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

The South/West reportable segment consists of the following properties: Zia Park Casino, Hollywood Casino Tunica, Hollywood Casino Gulf Coast, Boomtown Biloxi, M Resort, Tropicana Las Vegas, 1st Jackpot and Resorts which were acquired on May 1, 2017, as well as our management contract with Hollywood Casino Jamul-San Diego.  In late February 2018, the Company and the Jamul Tribe mutually agreed that Penn would no longer manage the facility or provide branding and development services as of May 28, 2018. The Company will provide certain transition services that it anticipates will last through approximately late May.

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

The Other category consists of the Company’s standalone racing operations, namely Sanford-Orlando Kennel Club, the Company’s joint venture interests in Sam Houston Race Park, Valley Race Park, and Freehold Raceway. If the Company is successful in obtaining gaming operations at these locations, they would be assigned to one of the Company’s regional executives and reported in their respective reportable segment. The Other category also includes the Company’s corporate overhead operations, which does not meet the definition of an operating segment under ASC 280. Additionally, the Other category includes Penn Interactive Ventures, the Company’s wholly-owned subsidiary that represents its social online gaming initiatives, including Rocket Speed. Penn Interactive Ventures meets the definition of an operating segment under ASC 280, but is quantitatively not significant to the Company’s operations as it represents less than 2% of net revenues and income from operations for the three months ended March 31, 2018, and its total assets represent less than 2% of the Company’s total assets at March 31, 2018.

Management uses adjusted EBITDA as an important measure of the operating performance of its segments, including the evaluation of operating personnel and believes it is especially relevant in evaluation large, long-lived casino projects because it provides a perspective on the current effects of operating decisions separated from the substantial non-operational depreciation charges and financing costs of such projects.  The Company defines adjusted EBITDA as earnings before interest, taxes, stock compensation, debt extinguishment and financing charges, impairment charges, insurance recoveries and deductible charges, depreciation and amortization, changes in the estimated fair value of our contingent purchase price obligations, gain or loss on disposal of assets, the difference between budget and actual expense for cash-settled stock-based awards, preopening and significant transaction costs and other income or expenses. Adjusted EBITDA is also inclusive of income or loss from unconsolidated affiliates, with our share of non-operating items (such as depreciation and amortization) added back for our joint venture in Kansas Entertainment. Adjusted EBITDA excludes payments associated with our Master Lease agreement with GLPI as the transaction was accounted for as a financing obligation.

In the first quarter of 2018, we changed the definition of adjusted EBITDA to exclude preopening costs, significant transaction costs and the variance between our budgeted and actual costs incurred on cash-settled stock based awards which are required to be marked to market each reporting period.  We determined to exclude preopening costs and significant transaction costs to more closely align the Company’s calculation of adjusted EBITDA with our competitors.  Preopening costs and significant transaction costs are also excluded from adjusted EBITDA for bonus calculation purposes.  We have excluded the favorable or unfavorable difference between the budgeted expense and actual expense for our cash-settled stock-based awards as it is non-operational in nature. Additionally, this variance is excluded from adjusted EBITDA for bonus calculation purposes. In connection with the change to the definition of adjusted EBITDA, we reclassified our prior period results to conform to the current period presentation.

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

Executive Summary

The proliferation of new gaming facilities continues to impact the overall domestic gaming industry as well as our operating results in certain markets.  However, the current economic environment, specifically low unemployment levels, strengths in residential real estate prices, and higher levels of consumer confidence, has resulted in a relatively stable operating environment in recent periods.  Our ability to continue to succeed in this environment will be predicated on operating our existing facilities efficiently and offering our customers additional gaming experiences through our multi-channel distribution strategy.  We will also seek to continue to expand our customer database through accretive acquisitions and capitalize on organic growth opportunities from our recent facility openings and new business lines.  We have also recently implemented a margin improvement plan to enhance our profitability that has begun to positively impact our operations.

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

On March 29, 2018, shareholders of both Penn National and Pinnacle overwhelmingly approved our proposed merger, with over 99% of all votes cast in favor of the transaction.  Additionally, we have secured regulatory approvals, subject to customary conditions, from Pennsylvania (both the Gaming Control Board and the Racing Commission), West Virginia, Illinois and Mississippi.  Over the coming months we will be appearing before additional regulatory bodies to seek their approvals.  Based on our progress to date, we anticipate closing the transaction in the second half of this year.

Following the closing of the proposed transaction, we will enjoy significantly greater operational scale and geographic diversity from a combined 41 properties in 20 jurisdictions, including 15 of the top 30 metropolitan statistical areas in America.

Financial Highlights:

We reported net revenues and income from operations of $816.1 million and $172.1 million, respectively, for the three months ended March 31, 2018, compared to $776.2 million and $140.3 million, respectively, for the corresponding period in the prior year. The major factors affecting our results for the three months ended March 31, 2018, as compared to the three months ended March 31, 2017, were:

•	The acquisition of 1st Jackpot and Resorts on May 1, 2017 in our South/West segment, which generated combined net revenues of $18.3 million for the three months ended March 31, 2018.

•

During the three months ended March 31, 2018, net revenues increased $21.8 million due to reimbursable costs associated with our management service contract for Casino Rama following the implementation of the new revenue accounting standard effective January 1, 2018.  See Note 2 to the condensed consolidated financial statements for additional details.

•

In the fourth quarter of 2017, we announced a margin improvement plan that would enhance our profitability in future periods by executing on certain initiatives in various areas such as, but not limited to, procurement, marketing and labor.  The first quarter of 2018 reflects favorable results in all of our segments from the early stages of our implementation.

•	Lower depreciation and amortization expense of $9.8 million for the three months ended March 31, 2018, as compared to the corresponding period in the prior year.

•

Net income increased by $40.3 million for the three months ended March 31, 2018, as compared to the three months ended March 31, 2017, primarily due to the variances discussed above, as well as a loss of $25.1 million recorded in the prior year due to the early extinguishment of debt, modification costs and financing charges.

Segment Developments:

The following are recent developments that have had, may have or will have an impact on us by segment:

Northeast

•

In October 2017, Pennsylvania enacted gaming expansion legislation that authorized licenses for up to ten new category 4 satellite casinos, VGTs at truck stops, online gaming, and other gaming offerings.  The new casinos will have the ability to operate between 300 and 750 slot machines and up to 40 table games.  Only Pennsylvania’s existing gaming operators may initially participate in the auctions for these new casinos, with a preference given to the category 1 and category 2 license holders in the first and second rounds.  On January 10, 2018, Penn was awarded the first category 4 satellite casino license to be located in York County for a $50.1 million license fee, which will compete with our Hollywood Casino at Penn National Race Course facility. On February 8, 2018, the third category 4 satellite casino license was awarded in Lawrence County which is expected to compete with and have an adverse impact on our existing Hollywood Gaming at Mahoning Valley Race Course facility in Austintown, Ohio.  On February 22, 2018 and April 4, 2018, the fourth and fifth, category 4 satellite casino licenses, respectively, were awarded in Cumberland County and West Cocalico Township in Lancaster County (this was awarded to Penn for a $7.5 million license fee) which are expected to compete with and have an adverse impact on our Hollywood Casino at Penn National Race Course facility in Grantville, Pennsylvania.  Depending on how many of the ten satellite casino licenses are ultimately issued, and the final locations, and scope of these satellite casinos, and the impact of VGT’s at truck stops and online gaming offerings, there may be additional negative impacts on our existing facilities in the Northeast segment.

•

Hollywood Casino at Charles Town Races has faced increased competition from the Baltimore/Washington D.C. market, which includes Maryland Live!, Horseshoe Casino Baltimore, and MGM National Harbor, which opened in December 2016.  Maryland Live! is opening a new 258 room hotel in May 2018 which may have a negative impact on our operations.

•

Construction of a tribal casino in Taunton, Massachusetts that was expected to open in 2017, is currently on hold following a judicial opinion. MGM Springfield in Western Massachusetts is expected to be completed in August 2018 and Wynn Everett in Eastern Massachusetts is scheduled to open in mid-2019. The increased competition in Massachusetts will have a negative impact on the operations of Plainridge Park Casino.

•	The management service contract with Casino Rama in Ontario, Canada is expected to end shortly after June 30, 2018.

South/West

•	On May 1, 2017, we acquired RIH Acquisitions MS I, LLC and RIH Acquisitions MS II, LLC, the holding companies for operations of 1st Jackpot Casino and Resorts Casino, in Tunica, Mississippi.

•

On October 10, 2016, we opened and began to manage Hollywood Casino Jamul – San Diego on the Jamul Tribe’s trust land in San-Diego California. During 2017, our loan to the JIVDC went into default and as a result Penn incurred impairment charges related to its loan and funding commitments of $89.8 million.  In late February 2018, the Company and the Jamul Tribe mutually agreed that Penn would no longer manage the facility or provide branding and development services as of May 28, 2018. The Company will provide certain transition services that it anticipates will last through approximately late May.

Midwest

•

On September 1, 2015, we acquired a leading Illinois video gaming terminal (“VGT”) operator, Prairie State Gaming. As one of the largest VGT route operators in Illinois, Prairie State Gaming’s operations now include 1,746 terminals across a network of 383 bars and retail gaming establishments throughout Illinois.

Critical Accounting Estimates

We make certain judgments and use certain estimates and assumptions when applying accounting principles in the preparation of our consolidated financial statements. The nature of the estimates and assumptions are material due to the levels of subjectivity and judgment necessary to account for highly uncertain factors or the susceptibility of such factors to change. We have identified the accounting for long lived assets, goodwill and other intangible assets, income taxes, and loans to the JIVDC as critical accounting estimates, as they are the most important to our financial statement presentation and require difficult, subjective and complex judgments.

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

For further information on our critical accounting estimates, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the notes to our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2017. There has been no material change to these estimates for the three months ended March 31, 2018.

Results of Operations

The following are the most important factors and trends that contribute to our operating performance:

•

Most of our properties operate in mature competitive markets. As a result, we expect a significant amount of our future growth to come from prudent acquisitions of gaming properties (such as our pending acquisition of Pinnacle, our August 2015 acquisition of Tropicana Las Vegas Hotel and Casino), jurisdictional expansions (such as our June 2015 opening of a slots only gaming facility in Massachusetts, the September 2014 opening of Hollywood Gaming at Mahoning Valley Race Course and the August 2014 opening of Hollywood Gaming at Dayton Raceway), expansions of gaming in existing jurisdictions (such as our pending category 4 casino facilities that will be constructed in Pennsylvania), expansions/improvements of existing properties (such as Tropicana Las Vegas) and new growth opportunities (such as our acquisition of Prairie State Gaming, a leading video lottery terminal operator in Illinois, and our entry into the interactive and social gaming space through Penn Interactive Ventures, including our acquisition of Rocket Speed).

•

A number of states are currently considering or implementing legislation to legalize or expand gaming. Such legislation presents both potential opportunities to establish new properties and additional competition to our existing properties.  For instance, potential discussions around the legalization of sports betting at a national level.

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

•

The risks related to economic conditions and the effect of sluggish conditions on consumer spending for leisure and gaming activities, which may negatively impact our operating results and our ability to continue to access financing at favorable terms.

The consolidated results of operations for the three months ended March 31, 2018 and 2017 are summarized below:

	Three Months Ended March 31,
	2018	2017
	(in thousands)
Revenues:
Gaming	$654,494	$661,256
Food, beverage, hotel and other	130,969	147,741
Management service fees	2,438	2,327
Reimbursable management costs	28,184	6,758
Revenues	816,085	818,082
Less promotional allowances	—	(41,858)
Net revenues	816,085	776,224

Operating expenses:
Gaming	340,516	332,053
Food, beverage, hotel and other	92,980	101,075
General and administrative	121,263	125,815
Reimbursable management costs	28,184	6,758
Depreciation and amortization	60,390	70,236
Impairment losses	618	—
Total operating expenses	643,951	635,937
Income from operations	$172,134	$140,287

Certain information regarding our results of operations by segment for the three months ended March 31, 2018 and 2017 is summarized below:

	Net Revenues		Income (loss) from Operations
Three Months Ended March 31,	2018	2017	2018	2017
	(in thousands)

Northeast	$414,167	$393,465	$115,691	$102,633
South/West	161,296	139,820	35,886	27,118
Midwest	230,086	228,338	65,517	61,529
Other	10,536	14,601	(44,960)	(50,993)
Total	$816,085	$776,224	$172,134	$140,287

Revenues

Revenues for the three months ended March 31, 2018 and 2017 were as follows (in thousands):

				Percentage
Three Months Ended March 31,	2018	2017	Variance	Variance
Gaming	$654,494	$661,256	$(6,762)	(1.0)%
Food, beverage, hotel and other	130,969	147,741	(16,772)	(11.4)%
Management service fees	2,438	2,327	111	4.8%
Reimbursable management costs	28,184	6,758	21,426	317.0%
Revenues	816,085	818,082	(1,997)	(0.2)%
Less promotional allowances	—	(41,858)	41,858	(100.0)%
Net revenues	$816,085	$776,224	$39,861	5.1%

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

Beginning January 1, 2018, the retail value of accommodations, food and beverage, and other services furnished to guests for free as an inducement to gamble is included in food, beverage, hotel and other revenue and offset as a deduction to gaming revenue in accordance with the new revenue standard. Our promotional allowance levels are determined based on various factors such as our marketing plans, competitive factors, economic conditions, and regulations.  See Note 3: “Revenue Recognition and Promotional Allowances” to the consolidated financial statements for more information.

Gaming revenue

Gaming revenue decreased by $6.8 million, or 1.0%, for the three months ended March 31, 2018, as compared to the three months ended March 31, 2017, primarily due to the variances explained below.

Gaming revenue for our Midwest segment decreased by $10.1 million, or 4.8%, for the three months ended March 31, 2018, as compared to the three months ended March 31, 2017, primarily due to the impact of adopting the new revenue recognition standard which accounted for $10.3 million of the decline, partially offset by increased gaming revenue at Prairie State Gaming resulting from the acquisition of the assets of two smaller VGT route operators in Illinois during 2017 and organic growth in the number of locations serviced.

Gaming revenue for our Northeast segment decreased by $0.5 million, or 0.1%, for the three months ended March 31, 2018, as compared to the three months ended March 31, 2017, primarily due to the impact of adopting the new revenue recognition standard which accounted for $6.0 million of the decline and increased competition from the Maryland market, partially offset by increased gaming revenue at all four of our Ohio properties and Plainridge Park Casino, despite the negative impact of adopting the new revenue recognition standard.

Gaming revenue for our South/West segment increased by $3.8 million, or 4.1%, for the three months ended March 31, 2018, as compared to the three months ended March 31, 2017, primarily due to the acquisitions of 1st Jackpot and Resorts on May 1, 2017, which contributed a combined $15.2 million of gaming revenue for the three months ended March 31, 2018 and increased gaming revenue at Zia Park Casino, as the local economy has shown improvement since last year, partially offset by lower gaming revenue for the three months ended March 31, 2018, primarily due to the impact of adopting the new revenue recognition standard which accounted for a decline of $15.9 million.

Food, beverage, hotel and other revenue

Food, beverage, hotel and other revenue decreased by $16.8 million, or 11.4%, for the three months ended March 31, 2018, as compared to the three months ended March 31, 2017, primarily due to the impact of adopting the new revenue recognition standard across all of our properties which resulted in $15.5 million of the decline as well as decreased revenue from our Other segment partially offset by the South/West segment due to the acquisition of 1st Jackpot and Resorts on May 1, 2017 and higher revenues from Tropicana Las Vegas and Zia Park Casino as the local economy, which is primarily tied to the price of oil, in the area has improved since last year.

Reimbursable management costs

Reimbursable management costs increased by $21.4 million primarily due to a revision in our accounting for reimbursable costs associated with our management service contract for Casino Rama.  Under the new revenue standard adopted on January 1, 2018, reimbursable costs, which primarily consist of payroll costs, must be recognized as revenue on a gross basis, with an offsetting amount charged to reimbursable management costs within operating expenses, as we are the controlling entity to the arrangement.  Prior to this revision, we recorded these reimbursable amounts on a net basis.

Promotional allowances

Promotional allowances decreased by $41.9 million, or 100.0%, for the three months ended March 31, 2018, as compared to the three months ended March 31, 2017, due to the impact of adopting the new revenue recognition standard which no longer permits this treatment.  See Note 3: “Revenue Recognition and Promotional Allowances” to the condensed consolidated financial statements for more information.

Operating Expenses

Operating expenses for the three months ended March 31, 2018 and 2017 were as follows (in thousands):

				Percentage
Three Months Ended March 31,	2018	2017	Variance	Variance
Gaming	$340,516	$332,053	$8,463	2.5%
Food, beverage, hotel and other	92,980	101,075	(8,095)	(8.0)%
General and administrative	121,263	125,815	(4,552)	(3.6)%
Reimbursable management costs	28,184	6,758	21,426	317.0%
Depreciation and amortization	60,390	70,236	(9,846)	(14.0)%
Impairment losses	618	—	618	N/A
Total operating expenses	$643,951	$635,937	$8,014	1.3%

Gaming expense

Gaming expense increased by $8.5 million, or 2.5%, for the three months ended March 31, 2018, as compared to the three months ended March 31, 2017, primarily due to the variances explained below.

Gaming expense for our South/West segment increased by $6.1 million, or 18.4%, for the three months ended March 31, 2018, as compared to the three months ended March 31, 2017, primarily due to increased gaming taxes resulting from the acquisitions of 1st Jackpot and Resorts on May 1, 2017 and increased gaming taxes as a result of increased taxable gaming revenue at Zia Park Casino, as the local economy has shown improvements since last year.

Gaming expense for our Northeast segment increased by $1.5 million, or 0.8%, for the three months ended March 31, 2018, as compared to the three months ended March 31, 2017, primarily due to increased gaming taxes as a result of increased taxable gaming revenue at all four of our Ohio properties and Plainridge Park Casino, partially offset by decreased gaming taxes as a result of decreased taxable gaming revenue at Hollywood Casino Charles Town due to continued increased competition from the Maryland market.

Gaming expense for our Midwest segment increased $0.8 million, or 0.8%, for the three months ended March 31, 2018, as compared to the three months ended March 31, 2017, primarily due to increased gaming taxes as a result of increased taxable gaming revenue at Prairie State Gaming resulting from the acquisition of the assets of two smaller VGT route operators in Illinois during 2017 and organic growth in the number of locations serviced, partially offset by decreased gaming taxes as a result of decreased taxable gaming revenue at the majority of our other properties.

Food, beverage, hotel and other expenses

Food, beverage, hotel and other expenses decreased by $8.1 million, or 8.0%, for the three months ended March 31, 2018, as compared to the three months ended March 31, 2017, primarily due to the impact of adopting the new revenue recognition standard across all of our properties which resulted in $9.0 million of the decline as well as decreased expenses from our Other segment partially offset by the South/West segment due to the acquisition of 1st Jackpot and Resorts on May 1, 2017.

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

General and administrative expenses decreased by $4.6 million, or 3.6%, for the three months ended March 31, 2018, as compared to the three months ended March 31, 2017, primarily due to the variances explained below.

General and administrative expenses for Other decreased by $7.9 million, or 25.9%, for the three months ended March 31, 2018, as compared to the three months ended March 31, 2017, primarily due to a decrease in corporate overhead costs of $5.8 million for the three months ended March 31, 2018, primarily due to lower cash-settled stock based award charges of $12.6 million from declines in Penn stock price during the first quarter of 2018 compared to increases in the first quarter of 2017, partially offset by increased transaction costs related to the pending acquisition of Pinnacle and lower expenses at Rocket Games due to lower provider share expenses resulting from lower revenue.

General and administrative expenses for our South/West segment increased by $4.4 million, or 18.0%, for the three months ended March 31, 2018, as compared to the three months ended March 31, 2017, primarily due to the acquisition of 1st Jackpot and Resorts on May 1, 2017.

Depreciation and amortization expense

Depreciation and amortization expense decreased by $9.8 million, or 14.0%, for the three months ended March 31, 2018, as compared to the three months ended March 31, 2017, primarily due to decreases at the majority of our properties due to assets becoming fully depreciated, partially offset by the acquisitions of 1st Jackpot and Resorts on May 1, 2017, and increased amortization from the write off the the management contract with the JIVDC.

Other income (expenses)

Other income (expenses) for the three months ended March 31, 2018 and 2017 were as follows (in thousands):

				Percentage
Three Months Ended March 31,	2018	2017	Variance	Variance
Interest expense	$(115,740)	$(114,996)	$(744)	0.6%
Interest income	249	2,646	(2,397)	(90.6)%
Income from unconsolidated affiliates	5,361	4,548	813	17.9%
Loss on early extinguishment of debt and modification costs	(882)	(23,390)	22,508	(96.2)%
Other	4	(1,793)	1,797	(100.2)%
Total other expenses	$(111,008)	$(132,985)	$21,977	(16.5)%

Interest expense

Interest expense increased by $0.7 million, or 0.6%, for the three months ended March 31, 2018, as compared to the three months ended March 31, 2017, primarily due higher interest expense of $1.6 million on the financing obligation to GLPI mainly due to the acquisitions of 1st Jackpot and Resorts on May 1, 2017, partially offset by lower levels of borrowing on the Company’s senior secured credit facility which resulted in a $0.5 million decline in interest expense and lower accretion on the relocation fees for Hollywood Gaming at Dayton Raceway and Hollywood Gaming at Mahoning Valley Race Course.  The Company anticipates a reduction to interest expense of approximately $1.9 million in the fourth quarter following the five-year variable rent reset effective November 1, 2018 related to the Master Lease, partially offset by an additional $0.9 million of interest expense related to the maximum escalation that is projected to be incurred at the conclusion of year five of the Master Lease on October 31, 2018.

Interest income

Interest income decreased by $2.4 million or 90.6% for the three months ended March 31, 2018, as compared to the three months ended March 31, 2017, primarily due to the cessation of interest accruals on our loan to the JIVDC beginning in the second quarter of 2017.

Other

Other increased by $1.8 million for the three months ended March 31, 2018, as compared to the three months ended March 31, 2017, primarily due to $1.7 million in costs related to the Company’s refinancing of its senior secured credit facility during the first quarter of 2017.

Taxes

The Company calculates the provision for income taxes during interim reporting periods by applying an estimate of the annual effective tax rate to the full year projected pretax book income or loss excluding certain discrete items. The effective tax rate (income taxes as a percentage of income from operations before income taxes) including discrete items was 25.67% for the three months ended March 31, 2018, as compared to 30.10% for the three months ended March 31, 2017, primarily due to the reduced federal income tax rate as a result of the Tax Act and higher earnings before income taxes.

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

Adjusted EBITDA

In addition to GAAP financial measures, adjusted EBITDA and adjusted EBITDA after Master Lease payments are used by management as important measures of the Company’s operating performance.

We define adjusted EBITDA as earnings before interest, taxes, stock compensation, debt extinguishment and financing charges, impairment charges, insurance recoveries and deductible charges, depreciation and amortization, changes in the estimated fair value of our contingent purchase price obligations, gain or loss on disposal of assets, the difference between budget and actual expense for cash-settled stock-based awards, preopening and significant transaction costs and other income or expenses. Adjusted EBITDA is also inclusive of income or loss from unconsolidated affiliates, with our share of non-operating items (such as depreciation and amortization) added back for our joint venture in Kansas Entertainment. Adjusted EBITDA excludes payments associated with our Master Lease agreement with GLPI as the transaction was accounted for as a financing obligation.

In the first quarter of 2018, we changed the definition of adjusted EBITDA to exclude preopening costs, significant transaction costs and the variance between our budgeted and actual costs incurred on cash-settled stock based awards which are required to be marked to market each reporting period.  We determined to exclude preopening costs and significant transaction costs to more closely align the Company’s calculation of adjusted EBITDA with our competitors.  Preopening costs and significant transaction costs are also excluded from adjusted EBITDA for bonus calculation purposes.  We have excluded the favorable or unfavorable difference between the budgeted expense and actual expense for our cash-settled stock-based awards as it is non-operational in nature. Additionally, this variance is excluded from adjusted EBITDA for bonus calculation purposes. In connection with the change to the definition of adjusted EBITDA, we reclassified our prior period results to conform to the current period presentation.

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

Adjusted EBITDA after Master Lease payments is a measure we believe provides useful information to investors because it is an indicator of the performance of ongoing business operations after incorporating the cash flow impact of Master Lease payments to GLPI. In addition, adjusted EBITDA after Master Lease payments is the metric that our executive management team is measured against for incentive based compensation purposes.

A reconciliation of the Company’s net income (loss) per GAAP to adjusted EBITDA and adjusted EBITDA after Master Lease payments, as well as the Company’s income (loss) from operations per GAAP to adjusted EBITDA, is included below. Additionally, a reconciliation of each segment’s income (loss) from operations to adjusted EBITDA is also included below. On a segment level, income (loss) from operations per GAAP, rather than net income (loss) per GAAP is reconciled to adjusted EBITDA due to, among other things, the impracticability of allocating interest expense, interest income, income taxes and certain other items to the Company’s segments on a segment by segment basis.

Management believes that this presentation is more meaningful to investors in evaluating the performance of the Company’s segments and is consistent with the reporting of other gaming companies.

The following table presents a reconciliation of the Company’s most directly comparable GAAP financial measures to adjusted EBITDA, for the three months ended March 31, 2018 and 2017 was as follows (in thousands):

	Three Months Ended
	March 31,
	2018	2017
Net income	$45,437	$5,104
Income tax (benefit) provision	15,689	2,198
Other (1)	878	25,183
Income from unconsolidated affiliates	(5,361)	(4,548)
Interest income	(249)	(2,646)
Interest expense	115,740	114,996
Income from operations	$172,134	$140,287
Gain on disposal of assets	55	(45)
Impairment losses	618	—
Charge for stock compensation	2,929	2,173
Contingent purchase price	1,134	2,560
Cash-settled stock award variance	(7,462)	5,164
Pre-opening and significant transaction costs	6,093	571
Depreciation and amortization	60,390	70,236
Income from unconsolidated affiliates	5,361	4,548
Non-operating items for Kansas JV	1,294	1,951
Adjusted EBITDA	$242,546	$227,445
Master Lease payments	(115,874)	(112,450)
Adjusted EBITDA, after Master Lease payments	$126,672	$114,995

(1)	March 31, 2017 figures include loss on early extinguishment of debt, modification costs and financing charges of $25.1 million.

The reconciliation of each segment’s income (loss) from operations to adjusted EBITDA for the three months ended March 31, 2018 and 2017 was as follows (in thousands):

Three months ended March 31, 2018	Northeast	South/West	Midwest	Other (1)	Total
Income (loss) from operations	$115,691	$35,886	$65,517	$(44,960)	$172,134
Charge for stock compensation	—	—	—	2,929	2,929
Impairment losses	—	—	—	618	618
Depreciation and amortization	15,172	9,157	8,486	27,575	60,390
Contingent purchase price	1,102	—	32	—	1,134
Cash-settled stock award variance	—	—	—	(7,462)	(7,462)
Pre-opening and significant transaction costs	—	—	—	6,093	6,093
(Gain) loss on disposal of assets	42	6	13	(6)	55
Income (loss) from unconsolidated affiliates	—	—	5,813	(452)	5,361
Non‑operating items for Kansas JV	—	—	1,294	—	1,294
Adjusted EBITDA	$132,007	$45,049	$81,155	$(15,665)	$242,546

Three months ended March 31, 2017	Northeast	South/West	Midwest	Other (1)	Total
Income (loss) from operations	$102,633	$27,118	$61,529	$(50,993)	$140,287
Charge for stock compensation	—	—	—	2,173	2,173
Depreciation and amortization	23,023	9,218	9,671	28,324	70,236
Contingent purchase price	904	—	9	1,647	2,560
Cash-settled stock award variance	—	—	—	5,164	5,164
Pre-opening and significant transaction costs	—	—	—	571	571
(Gain) loss on disposal of assets	14	5	(58)	(6)	(45)
Income (loss) from unconsolidated affiliates	—	—	5,004	(456)	4,548
Non‑operating items for Kansas JV	—	—	1,951	—	1,951
Adjusted EBITDA	$126,574	$36,341	$78,106	$(13,576)	$227,445

Adjusted EBITDA for our South/West segment increased by $8.7 million, or 24.0%, for three months ended March 31, 2018, as compared to the three months ended March 31, 2017, primarily due to the acquisitions of 1st Jackpot and Resorts on May 1, 2017 which contributed adjusted EBITDA of $5.5 million for the three months ended March 31, 2018 and higher adjusted EBITDA at Hollywood Casino Gulf Coast and Zia Park Casino, as the local economy has improved since last year.

Adjusted EBITDA for our Northeast segment increased by $5.4 million, or 4.3%, for the three months ended March 31, 2018, as compared to the three months ended March 31, 2017, primarily due to improved results at all four of our Ohio properties and Plainridge Park Casino, partially offset by decreased results at Hollywood Casino at Penn National Race Course and at Hollywood Casino at Charles Town Races due to increased competition from the Maryland market.

Adjusted EBITDA for our Midwest segment increased by $3.0 million, or 3.9%, for the three months ended March 31, 2018, as compared to the three months ended March 31, 2017, primarily due to improved results at Argosy Casino Riverside, Hollywood Casino Joliet and Prairie State Gaming resulting from the acquisition of two smaller VGT route operators in Illinois during 2017 and organic growth in the number of locations serviced, partially offset by lower adjusted EBITDA at Hollywood Casino Aurora and Argosy Alton.

Adjusted EBITDA for Other declined by $2.1 million, or 15.4%, for the three months ended March 31, 2018, as compared to the three months ended March 31, 2017, primarily due to decreased adjusted EBITDA at Rocket Speed.

Liquidity and Capital Resources

Historically and prospectively, our primary sources of liquidity and capital resources have been and will be cash flow from operations, borrowings from banks and proceeds from the issuance of debt and equity securities.

Net cash provided by operating activities totaled $66.9 million and $84.8 million for the three months ended  March 31, 2018 and 2017, respectively.  The decrease in net cash provided by operating activities of $17.9 million for three months ended March 31, 2018, compared to the corresponding period in the prior year, was primarily comprised of, an increase in cash paid to suppliers and vendors of $27.9 million, primarily due to the acquisition of 1st Jackpot and Resorts on May 1, 2017, higher cash paid for taxes of $11.5 million, primarily due to refunds received in the prior year, increase in cash paid to employees of $9.3 million and higher cash paid for interest of $6.4 million, primarily due to the corporate debt refinancing in 2017 and the timing of payments, partially offset by an increase in cash receipts from customers of $37.3 million, primarily due to the acquisition noted above.

Net cash used in investing activities totaled $62.5 million and $23.3 million for the three months ended March 31, 2018 and 2017, respectively. The increase in net cash used in investing activities of $39.2 million for the three months ended March 31, 2018, compared to the corresponding period in the prior year, was primarily due to the purchase of a Category 4 gaming license in York County, Pennsylvania for $50.1 million, partially offset by lower project capital expenditures of $5.0 million and lower cash in escrow of $4.4 million due to the deposit for the Tunica acquisition in 2017.

Net cash used in financing activities totaled $64.4 million and $31.5 million for the three months ended March 31, 2018 and 2017, respectively. The increase in net cash used in financing activities of $32.9 million for the three months ended March 31, 2018, compared to the corresponding period in the prior year, was primarily due to lower proceeds from the revolver and issuance of long-term debt of $1,329.7 million due to the refinancing of corporate debt in 2017, increased payments on our financing obligation with GLPI of $1.9 million, partially offset lower payments on the revolver and long-term debt of $1,273.3 million due to the previously mentioned refinancing, lower payments on other long-term obligations of $20.4 million, primarily due to the payoff of the corporate airplane loan in 2017, and $5.8 million for repurchases of common stock in 2017.

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

The following table summarizes our expected project capital expenditures by segment for the fiscal year ending December 31, 2018, and actual expenditures for the three months ended March 31, 2018 (excluding licensing fees and net of reimbursements). The table below should not be utilized to predict future expected project capital expenditures subsequent to 2018.

	Project Capital Expenditures
	Expected for Year	Expenditure for
	Ending December 31,	Three Months Ended	Balance to Expend
Segment	2018	March 31, 2018	in 2018
	(in millions)

Northeast	$—	$—	$—
South/West	2.1	1.2	0.9
Midwest	—	—	—
Total	$2.1	$1.2	$0.9

	Maintenance Capital Expenditures
	Expected for Year	Expenditure for
	Ending December 31,	Three Months Ended	Balance to Expend
Segment	2018	March 31, 2018	in 2018
	(in millions)

Northeast	$22.4	$3.5	$18.9
South/West	18.5	2.2	16.3
Midwest	26.9	3.7	23.2
Other	36.0	1.2	34.8
Total	$103.8	$10.6	$93.2

Project capital expenditures for our South/West segment are for improvements to food and beverage offerings at the Tropicana Las Vegas.

In January 2018, the Company secured a Category 4 satellite casino license in York County, Pennsylvania and paid $50.1 million for the gaming license. In April 2018, the Company secured a second Category 4 satellite casino license in Berks/Lancaster County, Pennsylvania and paid $7.5 million for the gaming license. At the time of this filing, the timing and scope of our future investment of capital for these projects has not been determined and, as such, the table above does not include any amounts related to these projects.

Cash generated from operations and cash available under the revolving credit facility portion of our senior secured credit facility funded our project and maintenance capital expenditures in 2018 to date.

Jamul Indian Village Development Corporation

Our loan to the JIVDC, net of allowance for loan losses, totaled $20.6 million and $20.9 million at March 31, 2018 and December 31, 2017, and is accounted for as a loan on the condensed consolidated balance sheets.  As such it is not included in the capital expenditures table presented above.

Senior Secured Credit Facility

On January 19, 2017, the Company entered into a new senior secured credit facility. The new senior secured credit facility consists of a five year $700 million revolver, a five year $300 million Term Loan A facility, and a seven year $500 million Term Loan B facility (the “Amended Credit Facilities”). The Term Loan A facility was priced at LIBOR plus a spread (ranging from 3.00% to 1.25%) based on the Company’s consolidated total net leverage ratio as defined in the new senior secured credit facility. The Term Loan B facility was priced at LIBOR plus 2.50%, with a 0.75% LIBOR floor.  At March 31, 2018, the Company’s senior secured credit facility had a gross outstanding balance of $715.0 million, consisting of a $285.0 million Term Loan A facility, and a $430.0 million Term Loan B facility.  No amounts were outstanding on our revolving credit facility at March 31, 2018. Additionally, the Company had conditional obligations under letters of credit issued pursuant to the senior secured credit facility with face amounts aggregating $22.4 million, resulting in $677.6 million of available borrowing capacity as of March 31, 2018 under the revolving credit facility. In connection with the repayment of the previous senior secured credit facility, the Company recorded $1.7 million in refinancing costs and a $2.3 million loss on the early extinguishment of debt for the three months ended March 31, 2017 related to the write-off of deferred debt issuance costs and the discount on the Term Loan B facility of the previous senior secured credit facility.  In connection with our decision to prepay Term Loan B principal loans, the Company recorded a $0.9 million loss on the early extinguishment of debt for the three months ended March 31, 2018.

Redemption of 5.875% Senior Subordinated Notes

In the first quarter of 2017, the Company redeemed all of its $300 million 5.875% senior subordinated notes, which were due in 2021 (“5.875% Notes”). In connection with this redemption, the Company recorded a $21.1 million loss on the early extinguishment of debt for the three months ended  March 31, 2017 related to the difference between the reacquisition price of the 5.875% Notes compared to its carrying value.

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

Master Lease Financing Obligation with GLPI

The Company makes significant payments to GLPI under the Master Lease which totaled $115.9 million and $112.5 million for the three months ended March 31, 2018 and 2017, respectively.  As of March 31, 2018, the Company financed with GLPI real property assets associated with twenty of the Company’s gaming and related facilities used in the Company’s operations.

Covenants

The Company’s senior secured credit facility and $400 million 5.625% Notes require it, among other obligations, to maintain specified financial ratios and to satisfy certain financial tests, including fixed charge coverage, interest coverage, senior leverage and total leverage ratios. In addition, the Company’s senior secured credit facility and senior unsecured 5.625% Notes restrict, among other things, its ability to incur additional indebtedness, incur guarantee obligations, amend debt instruments, pay dividends, create liens on assets, make investments, engage in mergers or consolidations, and otherwise restrict corporate activities.

At March 31, 2018, the Company was in compliance with all required financial covenants.

Outlook

Based on our current level of operations, we believe that cash generated from operations and cash on hand, together with amounts available under our senior secured credit facility, will be adequate to meet our financing obligation, debt service requirements, capital expenditures and working capital needs for the foreseeable future. However, we cannot be certain that our business will generate sufficient cash flow from operations, that our anticipated earnings projections will be realized, or that future borrowings will be available under our senior secured credit facility or otherwise will be available to enable us to service our indebtedness, including the senior secured credit facility and the $400 million 5.625% Notes, to retire or redeem the $400 million 5.625% Notes when required or to make anticipated capital expenditures. In addition, we expect a majority of our future growth to come from acquisitions of gaming properties at reasonable valuations, greenfield projects, jurisdictional expansions and property expansion in under-penetrated markets. If we consummate significant acquisitions in the future or undertake any significant property expansions, our cash requirements may increase significantly and we may need to make additional borrowings or complete equity or debt financings to meet these requirements. Our future operating performance and our ability to service or refinance our debt will be subject to future economic conditions and to financial, business and other factors, many of which are beyond our control. See “Risk Factors—Risks Related to Our Capital Structure” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 for a discussion of the risk related to our capital structure.

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

We expect to fund the anticipated acquisition of Pinnacle with a combination of proceeds from asset divestitures and the sale-leaseback of Plainridge Park Casino, existing cash on our balance sheet, new debt financing and internally generated cash flow prior to the acquisition. Penn has received commitments of senior secured term loan A totaling $430.2 million, senior secured term loan B totaling $1.17 billion and a $380 million unsecured bridge facility in connection with the acquisition. We anticipate that the additional cash flow resulting from the acquisition will allow us to pay down debt on an accelerated basis after closing.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The table below provides information at March 31, 2018 about our financial instruments that are sensitive to changes in interest rates. For debt obligations, the table presents notional amounts maturing during the period and the related weighted-average interest rates by maturity dates. Notional amounts are used to calculate the contractual payments to be exchanged by maturity date and the weighted-average interest rates are based on implied forward LIBOR rates at March 31, 2018.

	04/1/2018 -	04/01/19 -	04/01/20 -	04/01/21 -	04/01/22 -			Fair Value
	03/31/19	03/31/20	03/31/21	03/31/22	03/31/23	Thereafter	Total	03/31/18
	(in thousands)
Long-term debt:
Fixed rate	$—	$—	$—	$—	$—	$400,000	$400,000	$385,000
Average interest rate						5.63%

Variable rate	$20,000	$27,500	$35,000	$222,500	$5,000	$405,000	$715,000	$716,634
Average interest rate (1)	4.78%	4.74%	4.69%	4.60%	5.33%	5.33%	—

(1)	Estimated rate, reflective of forward LIBOR plus the spread over LIBOR applicable to variable-rate borrowing.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Controls and Procedures

The Company’s management, under the supervision and with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of March 31, 2018, which is the end of the period covered by this Quarterly Report on Form 10-Q. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well-designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2018 to ensure that information required to be disclosed by the Company in reports we file or submit under the Exchange Act is (i) recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the United States Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to the Company’s management, including the Company’s principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

There were no changes that occurred during the fiscal quarter covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonable likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1 — LEGAL PROCEEDINGS

We are not aware of any new legal proceedings, which are required to be disclosed, or any material changes to any legal proceedings previously described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

ITEM 1A — RISK FACTORS

We are not aware of any material changes to the risk factors described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

ITEM 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

On February 3, 2017, the Company announced a repurchase program pursuant to which the Board of Directors authorized the repurchase of up to $100 million of the Company’s common stock, which can be executed over a two-year period.  During 2017, the Company repurchased a total of 1,264,149 shares at an average price of $19.59.  The remaining maximum dollar value of shares that may still be repurchased under the program is $75.2 million. The Company did not repurchase any shares during the three months ended March 31, 2018.  All of the repurchased shares have been retired.

ITEM 3 — DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 — MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5 — OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

Exhibit	Description of Exhibit

10.1

First Amendment to Amended and Restated Credit Agreement dated as of February 23, 2018, among Penn, certain subsidiaries of Penn party thereto as guarantors, each consenting lender and Bank of America, N.A., as letter of credit lender, swingline lender, administrative agent and collateral agent. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on February 28, 2018).

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

101*

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Balance Sheets at March 31, 2018 and December 31, 2017, (ii) the Condensed Consolidated Statements of Operations for the three months ended March 31, 2018 and 2017, (iii) the Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2018 and 2017, (iv) the Condensed Consolidated Statements of Changes in Shareholders’ Equity for the three months ended March 31, 2018 and 2017, (v) the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2018 and 2017 and (vi) the notes to the Condensed Consolidated Financial Statements, tagged as blocks of text.

#       Compensation plans and arrangements for executives and others.

*       Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PENN NATIONAL GAMING, INC.

May 7, 2018	By:	/s/ Timothy J. Wilmott
Timothy J. Wilmott
Chief Executive Officer