Form 10-Q
period 2018-06-30
PENN NATIONAL GAMING INC
filed 2018-08-01
CIK 921738

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

Indicate by check mark whether the registrant is a shell company  (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title	Outstanding as of July 27, 2018
Common Stock, par value $.01 per share	92,386,523 (includes 435,271 shares of restricted stock)

This document contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  These statements can be identified by the use of forward looking terminology such as “expects,” “believes,” “estimates,” “projects,” “intends,” “plans,” “seeks,” “may,” “will,” “should” or “anticipates” or the negative or other variations of these or similar words, or by discussions of future events, strategies or risks and uncertainties.  Specifically, forward-looking statements may include, among others, statements concerning: our expectations of future results of operations and financial condition;  expectations for our properties or our development projects; the timing, cost and expected impact of planned capital expenditures on our results of operations; our expectations with regard to the impact of competition; our expectations with regard to acquisitions and development opportunities, as well as the integration of any companies we have acquired or may acquire; the outcome and financial impact of the litigation in which we are or will be periodically involved; the actions of regulatory, legislative, executive or judicial decisions at the federal, state or local level with regard to our business and the impact of any such actions; our ability to maintain regulatory approvals for our existing businesses and to receive regulatory approvals for our new businesses; our expectations relative to margin improvement initiatives; our expectations regarding economic and consumer conditions; and our expectations for the continued availability and cost of capital.  As a result, actual results may vary materially from expectations.  Although we believe that our expectations are based on reasonable assumptions within the bounds of our knowledge of our business, there can be no assurance that actual results will not differ materially from our expectations.  Meaningful factors that could cause actual results to differ from expectations include, but are not limited to, risks related to the following: the ability of our operating teams to drive revenue and margins; the impact of significant competition from other gaming and entertainment operations; our ability to obtain timely regulatory approvals required to own, develop and/or operate our facilities, or other delays, approvals or impediments to completing our planned acquisitions or projects, construction factors, including delays, and increased costs; the passage of state, federal or local legislation (including referenda) that would expand, restrict, further tax, prevent or negatively impact operations in or adjacent to the jurisdictions in which we do or seek to do business (such as a smoking ban at any of our facilities or the award of additional gaming licenses proximate to our facilities); the effects of local and national economic, credit, capital market, housing, and energy conditions on the economy in general and on the gaming and lodging industries in particular; the activities of our competitors and the rapid emergence of new competitors (traditional, internet, social, sweepstakes based and video gaming terminals (“VGTs”) in bars and truck stops); increases in the effective rate of taxation for any of our operations or at the corporate level; our ability to identify attractive acquisition and development opportunities (especially in new business lines) and to agree to terms with, and maintain good relationships with partners/municipalities for such transactions; the costs and risks involved in the pursuit of such opportunities and our ability to complete the acquisition or development of, and achieve the expected returns from, such opportunities; our ability to maintain market share in established markets and to continue to ramp up operations at our recently opened facilities; our expectations for the continued availability and cost of capital; the impact of weather; changes in accounting standards; the risk of failing to maintain the integrity of our information technology infrastructure and safeguard our business, employee and customer data; factors which may cause the Company to curtail or suspend the share repurchase program;  with respect to our Plainridge Park Casino in Massachusetts, the ultimate location and timing of the other gaming facilities in the state and the region; with respect to our interactive gaming endeavors, risks related to the commencement of real money online gaming in the state of Pennsylvania and our entry into this new line of business, significant competition in the social gaming industry, employee retention, cyber-security, data privacy, intellectual property and legal and regulatory challenges, as well as our ability to successfully develop innovative products that attract and retain a significant number of players in order to grow our revenues and earnings; with respect to Illinois Gaming Investors, LLC, d/b/a Prairie State Gaming, risks relating to potential changes in the VGT laws, our ability to successfully compete in the VGT market, our ability to retain existing customers and secure new customers, risks relating to municipal authorization of VGT operations and the implementation and the ultimate success of the products and services being offered; with respect to our proposed Pennsylvania casinos in York and Berks or Lancaster Counties, risks related to the ultimate location of other gaming facilities in the state; risks related to the acquisition of Pinnacle Entertainment, Inc. (“Pinnacle”) by Penn National and the integration of the businesses and assets to be acquired; the possibility that the proposed Pinnacle transaction does not close when expected or at all because required regulatory or other approvals are not received or other conditions to the closing are not satisfied on a timely basis or at all; the risk that the financing required to fund the Pinnacle transaction is not obtained on the terms anticipated or at all; the possibility that the Boyd Gaming Corporation and/or Gaming and Leisure Properties, Inc. (“GLPI”) transactions do not close in a timely fashion or at all; potential adverse reactions or changes to business or employee relationships, including those resulting from the announcement or completion of the Pinnacle transaction; potential litigation challenging the Pinnacle transaction; the possibility that the anticipated benefits of the transaction are not realized when expected or at all, including as a result of the impact of, or issues arising from, the integration of the two companies; the possibility that the anticipated divestitures are not completed in the anticipated timeframe or at all; the possibility that additional divestitures may be required; the possibility that the Pinnacle transaction may be more expensive to complete than anticipated, including as a result of unexpected factors or events; diversion of management’s attention from ongoing business operations and opportunities; litigation relating to the Pinnacle transaction; and risks associated with increased leverage from the Pinnacle transaction; with respect to our management contract at Casino Rama, risks relating to the transition of management of this facility on July 18, 2018 to a newly selected operator; with respect to our pending acquisition of the Margaritaville Resort Casino (“Margaritaville”) operations, the possibility that the proposed Margaritaville transaction does not close when expected or at all because required regulatory or other approvals are not received or other conditions to the closing are not satisfied on a timely basis or at all; potential adverse reactions or changes to business or employee relationships, including those resulting from the announcement or completion of the Margaritaville transaction; potential litigation challenging the Margaritaville transaction; the possibility that the anticipated benefits of the Margaritaville transaction are not realized when expected or at all, including as a result of the impact of, or issues arising from, the integration of the companies and our ability to realize potential synergies or projected financial results; with respect to our proposed sports betting operations, risks relating to expanding this line of business, including our ability to establish relationships with key partners or vendors and generate sufficient returns on investment, as well as risks relating to potential legislation in various jurisdictions; and other factors as discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, subsequent Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, each as filed with the United States Securities and Exchange Commission.  We do not intend to update publicly any forward-looking statements except as required by law.

PENN NATIONAL GAMING, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Penn National Gaming, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data) (unaudited)

	June 30,	December 31,
	2018	2017
Assets
Current assets
Cash and cash equivalents	$200,151	$277,953
Receivables, net of allowance for doubtful accounts of $3,215 and $2,983 at June 30, 2018 and December 31, 2017, respectively	54,969	62,805
Prepaid expenses	37,321	43,780
Other current assets	16,064	16,494
Total current assets	308,505	401,032
Property and equipment, net	2,680,565	2,756,669
Other assets
Investment in and advances to unconsolidated affiliates	146,593	148,912
Goodwill	1,008,891	1,008,097
Other intangible assets, net	475,317	422,606
Deferred income taxes	384,777	390,943
Loan to the JIVDC, net of allowance for loan losses of $64,052 at December 31, 2017	—	20,900
Other assets	87,182	85,653
Total other assets	2,102,760	2,077,111
Total assets	$5,091,830	$5,234,812

Liabilities
Current liabilities
Current portion of financing obligation to GLPI	$34,329	$56,248
Current maturities of long-term debt	37,087	35,612
Accounts payable	24,131	26,048
Accrued expenses	132,589	125,688
Accrued interest	12,513	13,528
Accrued salaries and wages	90,767	111,252
Gaming, pari-mutuel, property, and other taxes	63,074	69,645
Income taxes	2,451	—
Insurance financing	3,131	2,404
Other current liabilities	89,272	89,584
Total current liabilities	489,344	530,009

Long-term liabilities
Long-term financing obligation to GLPI, net of current portion	3,471,726	3,482,573
Long-term debt, net of current maturities and debt issuance costs	1,041,368	1,214,625
Noncurrent tax liabilities	36,421	34,099
Other noncurrent liabilities	25,215	46,652
Total long-term liabilities	4,574,730	4,777,949

Shareholders' equity (deficit)
Series B Preferred stock ($.01 par value, 1,000,000 shares authorized, no shares issued and outstanding at June 30, 2018 and December 31, 2017)	—	—
Series C Preferred stock ($.01 par value, 18,500 shares authorized, no shares issued and outstanding at June 30, 2018 and December 31, 2017)	—	—
Common stock ($.01 par value, 200,000,000 shares authorized, 94,363,678 and 93,392,635 shares issued, and 92,196,285 and 91,225,242 shares outstanding at June 30, 2018 and December 31, 2017, respectively)	943	933
Treasury stock, at cost (2,167,393 shares held at June 30, 2018 and December 31, 2017)	(28,414)	(28,414)
Additional paid-in capital	1,018,723	1,007,606
Retained deficit	(962,043)	(1,051,818)
Accumulated other comprehensive loss	(1,453)	(1,453)
Total shareholders' equity (deficit)	27,756	(73,146)
Total liabilities and shareholders' equity (deficit)	$5,091,830	$5,234,812

See accompanying notes to the condensed consolidated financial statements.

Penn National Gaming, Inc. and Subsidiaries

Condensed Consolidated Statements of Income

(in thousands, except per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

Revenues
Gaming	$665,094	$680,979	$1,319,588	$1,342,235
Food, beverage, hotel and other	133,664	152,148	264,633	299,889
Management service fees	2,968	2,932	5,406	5,259
Reimbursable management costs	25,187	6,387	53,371	13,145
Revenues	826,913	842,446	1,642,998	1,660,528
Less promotional allowances	—	(45,983)	—	(87,841)
Net revenues	826,913	796,463	1,642,998	1,572,687

Operating expenses
Gaming	350,694	345,156	691,210	677,209
Food, beverage, hotel and other	95,112	105,231	188,092	206,306
General and administrative	132,659	130,096	253,922	255,911
Reimbursable management costs	25,187	6,387	53,371	13,145
Depreciation and amortization	58,559	68,969	118,949	139,205
(Recovery) provision for loan loss and unfunded loan commitments to the JIVDC and impairment losses	(16,985)	5,635	(16,367)	5,635
Insurance recoveries	(68)	—	(68)	—
Total operating expenses	645,158	661,474	1,289,109	1,297,411
Income from operations	181,755	134,989	353,889	275,276

Other income (expenses)
Interest expense	(115,873)	(116,768)	(231,613)	(231,764)
Interest income	241	235	490	2,881
Income from unconsolidated affiliates	5,734	5,021	11,095	9,569
Loss on early extinguishment of debt and modification costs	(2,579)	—	(3,461)	(23,390)
Other	(48)	(173)	(44)	(1,966)
Total other expenses	(112,525)	(111,685)	(223,533)	(244,670)

Income from operations before income taxes	69,230	23,304	130,356	30,606
Income tax provision	15,242	6,225	30,931	8,423
Net income	$53,988	$17,079	$99,425	$22,183

Earnings per common share:
Basic earnings per common share	$0.59	$0.19	$1.09	$0.24
Diluted earnings per common share	$0.57	$0.18	$1.05	$0.24

See accompanying notes to the condensed consolidated financial statements.

Penn National Gaming, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income

(in thousands) (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net income	$53,988	$17,079	$99,425	$22,183
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment during the period	—	1,217	—	1,654
Other comprehensive income (loss)	—	1,217	—	1,654
Comprehensive income	$53,988	$18,296	$99,425	$23,837

See accompanying notes to the condensed consolidated financial statements.

Penn National Gaming, Inc. and Subsidiaries

Condensed Consolidated Statements of Changes in Shareholders’ (Deficit) Equity

(in thousands, except share data) (unaudited)

								Accumulated
						Additional		Other	Total
	Preferred Stock		Common Stock		Treasury	Paid-In	Retained	Comprehensive	Shareholders’
	Shares	Amount	Shares	Amount	Stock	Capital	(Deficit)	(Loss)	(Deficit ) Equity
Balance, December 31, 2017	—	—	91,225,242	933	(28,414)	1,007,606	(1,051,818)	(1,453)	(73,146)
Share-based compensation arrangements	—	—	971,043	10	—	11,117	—	—	11,127
Cumulative-effect adjustment upon adoption of ASC 606 "Revenue from Contracts with Customers"	—	—	—	—	—	—	(9,650)	—	(9,650)
Net income	—	—	—	—	—	—	99,425	—	99,425
Balance, June 30, 2018	—	$—	92,196,285	$943	$(28,414)	$1,018,723	$(962,043)	$(1,453)	$27,756

See accompanying notes to the condensed consolidated financial statements.

Penn National Gaming, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(in thousands) (unaudited)

Six Months Ended June 30,	2018	2017

Operating activities
Net income	$99,425	$22,183
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	118,949	139,205
Amortization of items charged to interest expense and interest income	3,143	3,275
Change in fair values of contingent purchase price	1,337	3,922
Loss on sale of property and equipment	3	7
Income from unconsolidated affiliates	(11,095)	(9,569)
Distributions from unconsolidated affiliates	13,300	13,000
Deferred income taxes	8,210	2,087
Charge for stock-based compensation	5,932	3,974
(Recovery) provision for loan loss and unfunded loan commitments to the JIVDC and impairment losses	(16,367)	5,635
Write off of debt issuance costs and discounts	3,461	5,377
Loss on early extinguishment and modification of debt	—	18,012
Decrease (increase), net of businesses acquired
Accounts receivable	5,766	7,378
Prepaid expenses and other current assets	(5,081)	(4,829)
Other assets	(1,553)	(2,876)
(Decrease) increase, net of businesses acquired
Accounts payable	(2,014)	(3,929)
Accrued expenses	(3,987)	8,895
Accrued interest	(1,015)	6,751
Accrued salaries and wages	(20,485)	(9,177)
Gaming, pari-mutuel, property and other taxes	(6,571)	(3,997)
Income taxes	14,091	14,657
Other current and noncurrent liabilities	1,636	(6,063)
Net cash provided by operating activities	207,085	213,918
Investing activities
Project capital expenditures	(1,661)	(14,673)
Maintenance capital expenditures	(31,297)	(28,287)
Insurance remediation proceeds	—	577
Loan to the JIVDC	(338)	(372)
Receipts applied against nonaccrual loan to the JIVDC	512	2,720
Proceeds from the sale of loan to the JIVDC	15,186	—
Proceeds from sale of property and equipment	218	477
Additional contributions to joint ventures	(500)	—
Consideration paid for acquisitions of businesses, gaming licenses, and other intangibles, net of cash acquired	(61,236)	(126,653)
Net cash used in investing activities	(79,116)	(166,211)
Financing activities
Proceeds from exercise of options	5,195	3,721
Repurchase of common stock	—	(5,794)
Principal payments on financing obligation with GLPI	(32,766)	(29,328)
Proceeds from issuance of long-term debt, net of issuance costs	—	1,174,362
Proceeds from revolving credit facility draws	54,000	196,435
Increase to financing obligation in connection with acquisition	—	82,603
Repayments on long-term debt	(170,750)	(1,091,726)
Prepayment penalties and modification payments incurred with debt refinancing	—	(18,012)
Repayments on revolving credit facility	(54,000)	(337,435)
Payments of other long-term obligations	(7,636)	(28,189)
Payments of contingent purchase price	(541)	(41)
Proceeds from insurance financing	8,541	8,768
Payments on insurance financing	(7,814)	(8,182)
Net cash used in financing activities	(205,771)	(52,818)
Net decrease in cash and cash equivalents	(77,802)	(5,111)
Cash and cash equivalents at beginning of year	277,953	229,510
Cash and cash equivalents at end of period	200,151	224,399

Supplemental disclosure
Interest expense paid, net of amounts capitalized	$230,023	$222,641
Income taxes paid (refunds received)	$6,507	$(5,659)

Non-cash investing activities
Accrued capital expenditures	$4,089	$9,595
Accrued advances to Jamul Tribe	$—	$1,274

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

Penn National Gaming, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

1.  Organization and Basis of Presentation

Penn National Gaming, Inc. (“Penn”) and together with its subsidiaries (collectively, the “Company,” “we,” “our,” or “us”) is a diversified, multi-jurisdictional owner and manager of gaming and racing facilities and video gaming terminal operations with a focus on slot machine entertainment. We have also expanded into social online gaming offerings via our Penn Interactive Ventures, LLC (“Penn Interactive Ventures”) division and our acquisition of Rocket Speed, Inc. (“Rocket Speed”) and into retail gaming in Illinois with our Prairie State Gaming subsidiary.  On May 1, 2017, we completed our acquisition of 1st Jackpot Casino Tunica (formerly known as Bally’s Casino Tunica, (“1st Jackpot”)) and Resorts Casino Tunica (“Resorts”). As of June 30, 2018, the Company owned, managed, or had ownership interests in twenty-eight facilities in the following sixteen jurisdictions:  Florida, Illinois, Indiana, Kansas, Maine, Massachusetts, Mississippi, Missouri, Nevada, New Jersey, New Mexico, Ohio, Pennsylvania, Texas, West Virginia and Ontario, Canada.

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

The unaudited condensed consolidated financial statements include the accounts of Penn and its subsidiaries. Investment in and advances to unconsolidated affiliates, that do not meet the consolidation criteria of the authoritative guidance for voting interest, controlling interest or variable interest entities (“VIE”), are accounted for under the equity method. All intercompany accounts and transactions have been eliminated in consolidation.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses for the reporting periods. Actual results could differ from those estimates.

Operating results for the three and six months ended June 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018. The notes to the consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2017 should be read in conjunction with these condensed consolidated financial statements.  The December 31, 2017 financial information has been derived from the Company’s audited consolidated financial statements.

2.  New Accounting Pronouncements

Accounting Pronouncements Implemented in 2018

ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)” - On January 1, 2018, the Company adopted the new revenue standard ASC 606, “Revenue from Contracts with Customers (Topic 606),” and all the related amendments (“new revenue standard”) to all contracts using the modified retrospective method.  As part of the adoption, the Company utilized a practical expedient that permits the evaluation of incomplete contracts (such as our loyalty point obligations) as completed contracts.  The Company recognized the cumulative effect of initially applying the new revenue standard as an adjustment to the opening balance of retained earnings.  The comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods.  The Company does not expect the adoption of the new revenue standard to have a material impact to its net income on a continuing basis and did not have a material effect for the three and six months ended June 30, 2018.

In accordance with the new revenue standard requirement, the disclosure of the impact of adoption on our condensed consolidated statements of income and condensed consolidated balance sheets at and for the period ended June 30, 2018 are as follows (in thousands):

	Three Months Ended June 30, 2018 As Reported	Loyalty Point Impact (1)	Promotional Allowance (Discretionary Comps) Impact (2)	Promotional Allowance (Point Redemptions) Impact (2)	Reimbursable Expense - Casino Rama Impact (3)	Racing Reveue Impact (4)	Balances Without Adoption of ASC 606	Effect of Change Higher / (Lower)
Income Statement

Revenues
Gaming	$665,094	$(563)	$35,424	$-	$-	$-	$699,955	$(34,861)
Food, beverage, hotel and other	133,664	(29)	-	6,730	-	9,866	150,231	(16,567)
Management service fees	2,968	-	-	-	-	-	2,968	-
Reimbursable management costs	25,187	-	-	-	(21,068)	-	4,119	21,068
Revenues	826,913	(592)	35,424	6,730	(21,068)	9,866	857,273	(30,360)
Less: promotional allowances	-	-	(35,424)	(6,730)	-	-	(42,154)	42,154
Net Revenue	826,913	(592)	-	-	(21,068)	9,866	815,119	11,794

Operating expenses
Gaming	350,694	(408)	-	-	-	-	350,286	408
Food, beverage, hotel and other	95,112	-	-	-	-	9,866	104,978	(9,866)
General and administrative	132,659	-	-	-	-	-	132,659	-
Reimbursable management costs	25,187	-	-	-	(21,068)	-	4,119	21,068
Depreciation and amortization	58,559	-	-	-	-	-	58,559	-
Recovery for loan loss and unfunded commitments to the JIVDC	(16,985)	-	-	-	-	-	(16,985)	-
Insurance recoveries	(68)	-	-	-	-	-	(68)	-
Total operating expenses	645,158	(408)	-	-	(21,068)	9,866	633,548	11,610
Income from operations	181,755	(184)	-	-	-	-	181,571	184

Income from operations before income taxes	69,230	(184)	-	-	-	-	69,046	184
Income tax provision (benefit)	15,242	(40)	-	-	-	-	15,202	40
Net income	$53,988	$(144)	$-	$-	$-	$-	$53,844	$144

	Six Months Ended June 30, 2018 As Reported	Loyalty Point Impact (1)	Promotional Allowance (Discretionary Comps) Impact (2)	Promotional Allowance (Point Redemptions) Impact (2)	Reimbursable Expense - Casino Rama Impact (3)	Racing Reveue Impact (4)	Balances Without Adoption of ASC 606	Effect of Change Higher / (Lower)
Income Statement

Revenues
Gaming	$1,319,588	$(1,982)	$69,063	$-	$-	$-	$1,386,669	$(67,081)
Food, beverage, hotel and other	264,633	(98)	-	13,354	-	18,826	296,715	(32,082)
Management service fees	5,406	-	-	-	-	-	5,406	-
Reimbursable management costs	53,371	-	-	-	(42,912)	-	10,459	42,912
Revenues	1,642,998	(2,080)	69,063	13,354	(42,912)	18,826	1,699,249	(56,251)
Less: promotional allowances	-	-	(69,063)	(13,354)	-	-	(82,417)	82,417
Net Revenue	1,642,998	(2,080)	-	-	(42,912)	18,826	1,616,832	26,166

Operating expenses
Gaming	691,210	(1,436)	-	-	-	-	689,774	1,436
Food, beverage, hotel and other	188,092	-	-	-	-	18,826	206,918	(18,826)
General and administrative	253,922	-	-	-	-	-	253,922	-
Reimbursable management costs	53,371	-	-	-	(42,912)	-	10,459	42,912
Depreciation and amortization	118,949	-	-	-	-	-	118,949	-
Recovery for loan loss and unfunded commitments to the JIVDC and impairment losses	(16,367)	-	-	-	-	-	(16,367)	-
Insurance recoveries	(68)	-	-	-	-	-	(68)	-
Total operating expenses	1,289,109	(1,436)	-	-	(42,912)	18,826	1,263,587	25,522
Income from operations	353,889	(644)	-	-	-	-	353,245	644

Income from operations before income taxes	130,356	(644)	-	-	-	-	129,712	644
Income tax provision (benefit)	30,931	(153)	-	-	-	-	30,778	153
Net income	$99,425	$(491)	$-	$-	$-	$-	$98,934	$491

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

(2)

The new revenue standard changed the accounting for promotional allowances.  Under the new revenue standard, the Company will no longer be permitted to report revenue for goods and services provided to customers for free as an inducement to gamble as gross revenue with a corresponding reduction in promotional allowances to arrive at net revenues.  The new revenue standard requires complimentaries related to an inducement to gamble to be recorded as a reduction to gaming revenues, and as such promotional allowances provided to customers as an inducement to gamble is no longer netted on our condensed consolidated statements of income.

In addition, the new revenue standard changed the accounting for promotional allowances with respect to non-discretionary complimentaries (i.e., a customer’s redemption of loyalty points).  Under the new revenue standard, the Company is no longer permitted to report revenue for goods and services provided to a customer resulting from loyalty point redemption with a corresponding reduction in promotional allowances to arrive at net revenue, as the new revenue standard requires the utilization of a deferred revenue model in which previously deferred revenue is recognized as revenue when the loyalty points are redeemed.  As such, promotional allowances related to a customer’s redemption of loyalty points is no longer netted on our condensed consolidated statements of income.

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

	As Reported At June 30, 2018	Balances Without the Adoption of ASC 606	Effect of Change Higher (Lower)
Balance Sheet

Other assets
Deferred income taxes	384,777	383,092	1,685

Current liabilities
Accrued expenses	132,589	121,539	11,050

Shareholders' equity
Retained deficit	(962,043)	(953,505)	(8,538)

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

In August 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows (Topic 230): Clarification of Certain Cash Receipts and Cash Payments.”  The amendments are intended to address diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows.  The amendments provide guidance on the following specific cash flow issues: (a) debt prepayment or debt extinguishment costs; (b) settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing; (c) contingent consideration payments made after a business combination; (d) proceeds from the settlement of insurance claims; (e) proceeds from the settlement of corporate-owned life insurance policies, including bank-owned life insurance policies; (f) distributions received from equity method investees; (g) beneficial interest in securitization transactions; and (h) separately identifiable cash flows and application of the predominance principle.  The new guidance is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2017.  The Company adopted this new guidance on January 1, 2018 on a retrospective basis. As a result of adopting this new guidance, the impact to the comparative period ended June 30, 2017 was an increase to net cash provided by operating activities and an increase to net cash used in financing activities of $18.0 million, respectively, within the Company’s Condensed Consolidated Statement of Cash Flows.

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

3.  Summary of Significant Accounting Policies

Revenue Recognition and Promotional Allowances

The Company’s revenue from contracts with customers consists of gaming wagers, food and beverage transactions, retail transactions, hotel room sales, racing wagers, management services related to our management of external casinos, and reimbursable costs associated with our management contracts.

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

Promotional Allowances

The retail value of accommodations, food and beverage, and other services furnished to guests for free as an inducement to gamble is included in food, beverage, hotel and other revenue and offset as a deduction to gaming revenue in accordance with the new revenue standard and consists of the following for the period ended June 30, 2018:

Three Months Ended June 30,	2018
(in thousands)
Lodging	$10,616
Food and beverage	23,775
Other	1,033
Total amount recorded in food, beverage, hotel and other revenues and offset to gaming revenues	$35,424

Six Months Ended June 30,	2018
(in thousands)
Lodging	$20,303
Food and beverage	46,750
Other	2,010
Total amount recorded in food, beverage, hotel and other revenues and offset to gaming revenues	$69,063

The estimated cost of providing such complimentary services to guests for free as an inducement to gamble is included in food, beverage, hotel and other expenses and consists of the following for the period ended June 30, 2018:

Three Months Ended June 30,	2018
(in thousands)
Lodging	$1,541
Food and beverage	8,857
Other	283
Total cost of complimentary services included in food, beverage, hotel and other expense	$10,681

Six Months Ended June 30,	2018
(in thousands)
Lodging	$2,818
Food and beverage	17,467
Other	576
Total cost of complimentary services included in food, beverage, hotel and other expense	$20,861

Revenue Disaggregation

The Company is a geographically diversified, multi-jurisdictional owner and manager of gaming and racing facilities and video gaming terminal operations.  Our operations are focused in regional gaming markets located within the Northeastern, South/Western and Midwestern United States.  We also manage a casino for another entity in Canada.  We generate revenues at our owned and operated properties by providing the following types of services: (i) gaming, (ii)

food and beverage, (iii) lodging, (iv) racing, (v) reimbursable management costs and (vi) other.  Our revenue disaggregation by type of revenue and geographic location is as follows (in thousands):

Three Months Ended June 30, 2018	Northeast	South/West	Midwest	Other	Total

Gaming	$364,137	$99,762	$201,195	$-	$665,094
Food and beverage	19,570	29,625	15,224	318	64,737
Lodging	2,299	24,019	8,964	-	35,282
Racing	4,890	99	-	1,661	6,650
Reimbursable management costs	21,068	4,119	-	-	25,187
Other	11,024	5,746	5,077	8,116	29,963
Total net revenues	$422,988	$163,370	$230,460	$10,095	$826,913

Six Months Ended June 30, 2018	Northeast	South/West	Midwest	Other	Total

Gaming	$719,922	$197,310	$402,356	$-	$1,319,588
Food and beverage	38,750	57,903	31,145	582	128,380
Lodging	4,266	47,620	16,917	-	68,803
Racing	10,167	106	-	3,188	13,461
Reimbursable management costs	42,912	10,459	-	-	53,371
Other	21,138	11,267	10,127	16,863	59,395
Total net revenues	$837,155	$324,665	$460,545	$20,633	$1,642,998

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

The Company’s loyalty credit obligation was $21.7 million at June 30, 2018 compared to $24.7 million upon the adoption of the new revenue standard at January 1, 2018.  Our loyalty credit obligations are generally settled within six months of issuance.  Changes between the opening and closing balances primarily relate to the timing of the customer’s election to redeem loyalty points for complimentaries and products offered at our food and beverage outlets, hotels and retail stores.

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

The Company’s advance payments on goods and services yet to be provided or for unpaid wagers were $20.6 million and $21.2 million at June 30, 2018 and December 31, 2017, respectively, of which $1.0 million and $1.3 million are classified as long-term, respectively.

Gaming and Racing Taxes

The Company is subject to gaming and pari-mutuel taxes based on gross gaming revenue and pari-mutuel revenue in the jurisdictions in which it operates. The Company primarily recognizes gaming and pari-mutuel tax expense based on the statutorily required percentage of revenue that is required to be paid to state and local jurisdictions in the states where or in which wagering occurs. In certain states in which the Company operates, gaming taxes are based on graduated rates. The Company records gaming tax expense at the Company’s estimated effective gaming tax rate for the year, considering estimated taxable gaming revenue and the applicable rates. Such estimates are adjusted each interim period. If gaming tax rates change during the year, such changes are applied prospectively in the determination of gaming tax expense in future interim periods. For the three and six months ended June 30, 2018, these expenses, which are recorded primarily within gaming expense in the condensed consolidated statements of income, were $253.0 million and $500.4 million, respectively, as compared to $252.5 million and $498.9 million, respectively for the three and six months ended June 30, 2017.

Long-term Asset Related to the Jamul Indian Village

On May 25, 2018, the Company entered into a purchase agreement (the “Purchase Agreement”) with the senior lender under the credit facility for the property to sell them all of the Company’s outstanding rights and obligations under the Term Loan C and the Jamul Indian Village Development Corporation (“JIVDC”) Commitments.  Pursuant to the Purchase Agreement and related agreements, the Company received cash proceeds of $15.2 million from the sale and has been relieved of all rights and obligations with respect to the JIVDC.  The sale of the loan resulted in a recovery of loan losses and unfunded loan commitments of $17.0 million for the three month period ended June 30, 2018.

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

The following table reconciles the weighted-average common shares outstanding used in the calculation of basic EPS to the weighted-average common shares outstanding used in the calculation of diluted EPS for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended June 30,	Three Months Ended June 30,	Six Months Ended June 30,	Six Months Ended June 30,
	2018	2017	2018	2017
	(in thousands)		(in thousands)
Determination of shares:
Weighted-average common shares outstanding	91,468	90,928	91,330	90,840
Assumed conversion of dilutive employee stock-based awards	3,319	2,230	3,299	1,629
Assumed conversion of restricted stock	208	81	205	74
Diluted weighted-average common shares outstanding	94,995	93,239	94,834	92,543

Options to purchase 660,958 and 653,673 shares and 55,062 and 1,598,500 were outstanding during the three and six months ended June 30, 2018 and 2017, respectively, but were not included in the computation of diluted EPS because they were antidilutive.

The following table presents the calculation of basic and diluted EPS for the Company’s common stock for the three and six months ended June 30, 2018 and 2017 (in thousands, except per share data):

	Three Months Ended June 30,	Three Months Ended June 30,	Six Months Ended June 30,	Six Months Ended June 30,
	2018	2017	2018	2017
Calculation of basic EPS:
Net income applicable to common stock	$53,988	$17,079	$99,425	$22,183
Weighted-average common shares outstanding	91,468	90,928	91,330	90,840
Basic EPS	$0.59	$0.19	$1.09	$0.24

Calculation of diluted EPS using two-class method:
Net income applicable to common stock	$53,988	$17,079	$99,425	$22,183
Diluted weighted-average common shares outstanding	94,995	93,239	94,834	92,543
Diluted EPS	$0.57	$0.18	$1.05	$0.24

Stock-Based Compensation

The Company accounts for stock compensation under ASC 718, “Compensation-Stock Compensation,” which requires the Company to expense the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. This expense is recognized ratably over the requisite service period following the date of grant.

The fair value for stock options is estimated at the date of grant using the Black-Scholes option-pricing model, which requires management to make certain assumptions. The risk-free interest rate was based on the U.S. Treasury spot rate with a term equal to the expected life assumed at the date of grant. Expected volatility was estimated based on the historical volatility of the Company’s stock price over a period of 5.30 years, in order to match the expected life of the options at the grant date. Historically, at the grant date, there has been no expected dividend yield assumption since the Company has not paid any cash dividends on its common stock since its initial public offering in May 1994 and since the Company intends to retain all of its earnings to finance the development of its business for the foreseeable future. The weighted-average expected life was based on the contractual term of the stock option and expected employee exercise dates, which was based on the historical and expected exercise behavior of the Company’s employees.  The Company granted 661,175 and 1,475,224 stock options during the six months ended June 30, 2018 and 2017, respectively.

Stock-based compensation expense for the three and six months ended June 30, 2018 was $3.0 million and $5.9 million, respectively, as compared to $1.8 million and $4.0 million for the three and six months ended June 30, 2017, respectively, and is included within the condensed consolidated statements of income under general and administrative expense.

The Company’s cash-settled phantom stock unit awards (“PSUs”), which vest over a period of four years, entitle employees and directors to receive cash based on the fair value of the Company’s common stock on the vesting date.  The PSUs are accounted for as liability awards and are re-measured at fair value each reporting period until they become vested with compensation expense being recognized over the requisite service period in accordance with ASC 718-30, “Compensation—Stock Compensation, Awards Classified as Liabilities.” The Company had a liability, which is included in accrued salaries and wages within the condensed consolidated balance sheets, associated with its PSUs of $2.1 million and $4.8 million at June 30, 2018 and December 31, 2017, respectively, primarily due to payouts on the awards. For PSUs, there was $6.2 million of total unrecognized compensation cost at June 30, 2018 that will be recognized over the grants remaining weighted average vesting period of 2.47 years. For the three and six months ended June 30, 2018, the Company recognized $1.4 million and $1.5 million, respectively, of compensation expense associated with these awards, as compared to $4.6 million and $8.9 million, respectively, for the three and six months ended June 30, 2017.  The changes are primarily due to the final vesting of the Company’s Transition Award Program on July 23, 2017 as well as changes in Penn’s stock prices at June 30 compared to December 31 in both years. Amounts paid by the Company for the three and six months ended June 30, 2018 on these cash-settled awards totaled $0.1 million and $4.2 million, respectively, as compared to $0.1 million and $3.6 million for the three and six months ended June 30, 2017, respectively.

For the Company’s cash-settled stock appreciation rights (“SARs”), the fair value of the SARs is calculated during each reporting period and estimated using the Black-Scholes option pricing model based on the various inputs discussed below. The Company’s SARs, which vest over a period of four years, are accounted for as liability awards since they will be settled in cash. The Company had a liability, which is included in accrued salaries and wages within the condensed consolidated balance sheets, associated with its SARs of $22.6 million and $24.0 million at June 30, 2018 and December 31, 2017, respectively. For SARs, there was $15.8 million of total unrecognized compensation cost at June 30, 2018 that will be recognized over the awards remaining weighted average vesting period of 2.40 years. For the three and six months ended June 30, 2018, the Company recognized compensation expense of $9.8 million and $5.8 million, respectively, associated with these awards, as compared to compensation expense of $4.6 million and $8.6 million for the three and six months ended June 30, 2017, respectively. The changes are primarily due to changes in Penn’s stock prices at June 30 compared to December 31 in both years.  Amounts paid by the Company for the three and six months ended June 30, 2018 on these cash-settled awards totaled $4.5 million and $7.5 million, respectively, as compared to $1.5 million and $2.6 million, respectively, for the three and six months ended June 30, 2017.

In addition to the variances in cash-settled awards explained above, accrued salaries and wages decreased during the six months ended June 30, 2018 due to the payment of 2017 bonuses.

The following are the weighted-average assumptions used in the Black-Scholes option-pricing model for stock option awards granted during the six months ended June 30, 2018 and 2017, respectively:

Six months ended June 30,	2018	2017
Risk-free interest rate	2.26%	1.97%
Expected volatility	30.80%	30.67%
Dividend yield	—	—
Weighted-average expected life (years)	5.30	5.30

Segment Information

The Company’s Chief Executive Officer, who is the Company’s Chief Operating Decision Maker (“CODM”), as that term is defined in ASC 280 “Segment Reporting,” measures and assesses the Company’s business performance based on regional operations of various properties grouped together based primarily on their geographic locations.

The Northeast reportable segment consists of the following properties: Hollywood Casino at Charles Town Races, Hollywood Casino Bangor, Hollywood Casino at Penn National Race Course, Hollywood Casino Toledo, Hollywood Casino Columbus, Hollywood Gaming at Dayton Raceway, Hollywood Gaming at Mahoning Valley Race Course, and Plainridge Park Casino.  It included the Company’s Casino Rama management service contract, which ended on July 18, 2018.

The South/West reportable segment consists of the following properties: Zia Park Casino, Hollywood Casino Tunica, Hollywood Casino Gulf Coast, Boomtown Biloxi, M Resort, Tropicana Las Vegas and 1st Jackpot and Resorts which were acquired on May 1, 2017.  It also included a management service contract with the JIVDC, which terminated at the end of May 2018.

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

The Other category consists of the Company’s standalone racing operations, namely Sanford-Orlando Kennel Club, the Company’s joint venture interests in Sam Houston Race Park, Valley Race Park, and Freehold Raceway. If the

Company is successful in obtaining gaming operations at these locations, they would be assigned to one of the Company’s regional executives and reported in their respective reportable segment. The Other category also includes the Company’s corporate overhead operations, which does not meet the definition of an operating segment under ASC 280. Additionally, the Other category includes Penn Interactive Ventures, the Company’s wholly-owned subsidiary that represents its social online gaming initiatives, including Rocket Speed.  Penn Interactive Ventures is also anticipated to include Penn’s real money online gaming operations in Pennsylvania. Penn Interactive Ventures meets the definition of an operating segment under ASC 280, but is quantitatively not significant to the Company’s operations as it represents less than 2% of net revenues and income from operations for the three and six months ended June 30, 2018, and its total assets represent less than 2% of the Company’s total assets at June 30, 2018.

Management uses adjusted EBITDA as an important measure of the operating performance of its segments, including the evaluation of operating personnel and believes it is especially relevant in evaluation large, long-lived casino projects because it provides a perspective on the current effects of operating decisions separated from the substantial non-operational depreciation charges and financing costs of such projects.  Adjusted EBITDA is a non-GAAP financial measure.  The Company defines adjusted EBITDA as earnings before interest, taxes, stock compensation, debt extinguishment and financing charges, impairment charges, insurance recoveries and deductible charges, depreciation and amortization, changes in the estimated fair value of our contingent purchase price obligations, gain or loss on disposal of assets, the difference between budget and actual expense for cash-settled stock-based awards, preopening and significant transaction costs and other income or expenses. Adjusted EBITDA is also inclusive of income or loss from unconsolidated affiliates, with our share of non-operating items (such as depreciation and amortization) added back for our joint venture in Kansas Entertainment. Adjusted EBITDA excludes payments associated with our Master Lease agreement with GLPI as the transaction was accounted for as a financing obligation.

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

See Note 7: “Segment Information” for further information with respect to the Company’s segments.

4.  Property and Equipment

Property and equipment, net, consists of the following:

	June 30,	December 31,
	2018	2017
	(in thousands)

Property and equipment - non-Master Lease
Land and improvements	$294,716	$294,695
Building and improvements	431,253	429,015
Furniture, fixtures and equipment	1,387,069	1,385,889
Leasehold improvements	131,440	130,801
Construction in progress	27,000	15,617
	2,271,478	2,256,017
Less Accumulated depreciation	(1,391,172)	(1,345,147)
	880,306	910,870
Property and equipment - Master Lease
Land and improvements	424,700	424,700
Building and improvements	2,258,577	2,258,577
	2,683,277	2,683,277
Less accumulated depreciation	(883,018)	(837,478)
	1,800,259	1,845,799
Property and equipment, net	$2,680,565	$2,756,669

Property and equipment, net decreased by $76.1 million for the six months ended June 30, 2018 primarily due to depreciation expense, which is partially offset by maintenance capital expenditures, as well as improvements to food and beverage offerings at Tropicana Las Vegas.

Depreciation expense, for property and equipment including assets under capital leases, totaled $54.4 million and $110.3 million and $63.7 million and $128.7 million for the three and six months ended June 30, 2018 and 2017, respectively, of which $22.9 million and $46.2 million and $23.0 million and $45.7 million related to assets under the Master Lease, respectively. No interest was capitalized in connection with major construction projects for the three and six months ended June 30, 2018, as compared to $0.1 million for the three and six months ended June 30, 2017.

5. Intangible Assets

Indefinite‑life intangible assets consist primarily of gaming licenses. The table below presents the gross carrying value, accumulated amortization, and net book value of each major class of other intangible assets at June 30, 2018 and December 31, 2017:

	June 30, 2018			December 31, 2017
	(in thousands)
	Gross			Gross
	Carrying	Accumulated	Net Book	Carrying	Accumulated	Net Book
	Value	Amortization	Value	Value	Amortization	Value
Indefinite-life intangible assets	$433,005	$—	$433,005	$375,405	$—	$375,405
Other intangible assets	135,195	92,883	42,312	131,483	84,282	47,201
Total	$568,200	$92,883	$475,317	$506,888	$84,282	$422,606

Total other intangible assets increased by $52.7 million for the six months ended June 30, 2018 primarily due to the purchase of two Category 4 gaming licenses to operate up to 750 slot machines and initially up to 30 table games in York County, Pennsylvania for $50.1 million and in Berks/Lancaster County, Pennsylvania for $7.5 million, partially offset by $8.6 million in amortization of definite-lived intangible assets.  Other intangible assets have a weighted average remaining amortization period of approximately 4.4 years.

The Company’s intangible asset amortization expense was $4.1 million and $8.6 million, for the three and six months ended June 30, 2018, respectively, as compared to $5.3 million and $10.5 million for the three and six months ended June 30, 2017, respectively.

The following table presents expected intangible asset amortization expense based on existing intangible assets as of June 30, 2018 (in thousands):

Remaining 2018	$6,092
2019	9,897
2020	6,777
2021	3,869
2022	3,635
Thereafter	12,042
Total	$42,312

6.  Long-term Debt

Long-term debt, net of current maturities, is as follows:

	June 30,	December 31,
	2018	2017
	(in thousands)

Senior secured credit facility	$590,000	$760,000
$400 million 5.625% senior unsecured notes due January 15, 2027	400,000	400,000
Other long-term obligations	111,674	119,310
Capital leases	140	891
	1,101,814	1,280,201
Less current maturities of long-term debt	(37,087)	(35,612)
Less discount on senior secured credit facility Term Loan B	(1,557)	(2,558)
Less debt issuance costs	(21,802)	(27,406)
	$1,041,368	$1,214,625

The following is a schedule of future minimum repayments of long-term debt as of June 30, 2018 (in thousands):

Within one year	$37,087
1-3 years	96,814
3-5 years	255,687
Over 5 years	712,226
Total minimum payments	$1,101,814

Senior Secured Credit Facility

On January 19, 2017, the Company entered into a new senior secured credit facility. The new senior secured credit facility consists of a five year $700 million revolver, a five year $300 million Term Loan A facility, and a seven year $500 million Term Loan B facility (the “Amended Credit Facilities”). The Term Loan A facility was priced at LIBOR plus a spread (ranging from 3.00% to 1.25%) based on the Company’s consolidated total net leverage ratio as defined in the new senior secured credit facility. The Term Loan B facility was priced at LIBOR plus 2.50%, with a 0.75% LIBOR floor.  At June 30, 2018, the Company’s senior secured credit facility had a gross outstanding balance of $590.0 million, consisting of a $281.3 million Term Loan A facility and a $308.7 million Term Loan B facility. No amounts were outstanding on the revolving credit facility at June 30, 2018. Additionally, the Company had conditional obligations under letters of credit issued pursuant to the senior secured credit facility with face amounts aggregating $22.0 million, resulting in $678.0 million of available borrowing capacity as of June 30, 2018 under the revolving credit facility. In connection with the repayment of the previous senior secured credit facility, the Company recorded $1.7 million in refinancing costs and a $2.3 million loss on the early extinguishment of debt for the six months ended June 30, 2017 related to the write-off of deferred debt issuance costs and the discount on the Term Loan B facility of the previous senior secured credit facility.  In connection with Term Loan B principal prepayments, the Company recorded a $2.6 million and $3.5 million loss on the early extinguishment of debt for the three and six months ended June 30, 2018.

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

At June 30, 2018, the Company was in compliance with all required financial covenants.

7.  Segment Information

The following tables (in thousands) present certain information with respect to the Company’s segments. Intersegment revenues between the Company’s segments were not material in any of the periods presented below.

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017

Net Revenues
Northeast	$422,988	$405,099	$837,155	$798,564
South/West	163,370	153,151	324,665	292,970
Midwest	230,460	224,847	460,545	453,185
Other (1)	10,095	13,366	20,633	27,968
Total Reportable Segment Net Revenues	826,913	796,463	1,642,998	1,572,687

Adjusted EBITDA
Northeast	136,927	129,876	268,934	256,451
South/West	46,648	35,049	91,697	71,390
Midwest	79,010	75,490	160,165	153,596
Other (1)	(15,479)	(13,011)	(31,144)	(26,588)
Total Reportable Segment Adjusted EBITDA	247,106	227,404	489,652	454,849

Other operating costs and other expenses (income)
Depreciation and amortization	58,559	68,969	118,949	139,205
Unconsolidated non-operating costs - Kansas JV	1,279	1,309	2,572	3,260
Interest expense	115,873	116,768	231,613	231,764
Interest income	(241)	(235)	(490)	(2,881)
(Gain) loss on disposal of assets	(52)	52	3	7
(Recovery) provision for loan loss and unfunded loan commitments to the JIVDC and impairment losses	(16,985)	5,635	(16,367)	5,635
Insurance recoveries	(68)	—	(68)	—
Cash-settled stock award variance	7,800	6,092	338	11,255
Pre-opening and significant transaction costs	5,879	2,174	11,972	2,746
Loss on early extinguishment of debt and modification costs	2,579	—	3,461	23,390
Other	48	173	44	1,966
Contingent purchase price	202	1,362	1,337	3,922
Charge for stock compensation	3,003	1,801	5,932	3,974
Income before income taxes	69,230	23,304	130,356	30,606
Income taxes	15,242	6,225	30,931	8,423
Net income	$53,988	$17,079	$99,425	$22,183

	Northeast	South/West	Midwest	Other (1)	Total

Three months ended June 30, 2018
Capital expenditures	$7,989	$5,324	$5,644	$2,188	$21,145

Three months ended June 30, 2017
Capital expenditures	$5,533	$11,924	$7,345	$1,002	$25,804

Six months ended June 30, 2018
Capital expenditures	$11,476	$8,736	$9,376	$3,370	$32,958

Six months ended June 30, 2017
Capital expenditures	$9,523	$20,546	$11,676	$1,215	$42,960

Balance sheet at June 30, 2018
Total assets (1)	$811,308	$758,891	$1,071,518	$2,450,113	$5,091,830
Investment in and advances to unconsolidated affiliates	105	—	86,950	59,538	146,593
Goodwill	21,242	244,695	674,558	68,396	1,008,891
Other intangible assets, net	360,643	799	99,898	13,977	475,317

Balance sheet at December 31, 2017
Total assets (1)	$821,649	$794,274	$1,070,204	$2,548,685	$5,234,812
Investment in and advances to unconsolidated affiliates	102	—	88,296	60,514	148,912
Goodwill	21,242	244,695	674,558	67,602	1,008,097
Other intangible assets, net	303,043	1,623	101,698	16,242	422,606

(1) Other also includes corporate overhead operations as well as Penn Interactive Ventures, which is a wholly-owned subsidiary that is focused on the Company’s interactive gaming strategy. Total assets include the real property assets under the Master Lease with GLPI. Net revenues and adjusted EBITDA relate to the Company’s stand-alone racing operations, namely Sanford Orlando Kennel Club and the Company’s joint venture interests in Texas and New Jersey which do not have gaming operations.

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

Loan to the JIVDC

The fair value of the Company’s loan to the JIVDC at December 31, 2017 was based on the present value of the projected future cash flows discounted at 14%, which we believe approximates the return a market participant would require.  Since the projections are based on management’s internal projections, the Company concluded that this instrument should be classified as a Level 3 measurement.

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

Other long-term obligations at June 30, 2018 included the relocation fees for Hollywood Gaming at Dayton Raceway and Hollywood Gaming at Mahoning Valley Race Course and the repayment obligation of a hotel and event center located near Hollywood Casino Lawrenceburg. The fair value of the relocation fees for Hollywood Gaming at Dayton Raceway and Hollywood Gaming at Mahoning Valley Race Course and the repayment obligation for the hotel and event center are estimated based on rates consistent with the Company’s credit rating for comparable terms and debt instruments and as such are Level 2 measurements.

Other liabilities

Other liabilities at June 30, 2018 and December 31, 2017 are primarily comprised of the contingent purchase price consideration related to the purchases of Plainridge Racecourse.  The fair value of the Company’s contingent purchase price consideration related to its Plainridge Racecourse acquisition is estimated based on a discounted cash flow model and as such is a Level 3 measurement.  At each reporting period, the Company assesses the fair value of these liabilities and changes in their fair values are recorded in earnings.  The amount related to the change in fair value of these obligations resulted in a charge to general and administrative expense of $0.2 million and $1.3 million for the three and six months ended June 30, 2018, respectively, as compared to $1.4 million and $3.9 million for the three and six months ended June 30, 2017, respectively.

The carrying amounts and estimated fair values by input level of the Company’s financial instruments at June 30, 2018 and December 31, 2017 are as follows (in thousands):

	June 30, 2018
	Carrying
	Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$200,151	$200,151	$200,151	$—	$—
Financial liabilities:
Long-term debt
Senior secured credit facility	567,349	591,945	591,945	—	—
Senior unsecured notes	399,291	375,000	375,000	—	—
Other long-term obligations	111,674	106,402	—	106,402	—
Other liabilities	23,592	23,592	—	—	23,592

	December 31, 2017
	Carrying
	Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$277,953	$277,953	$277,953	$—	$—
Loan to the JIVDC	20,900	16,533	—	—	16,533
Financial liabilities:
Long-term debt
Senior secured credit facility	730,787	760,456	760,456	—	—
Senior unsecured notes	399,249	412,000	412,000	—	—
Other long-term obligations	119,310	113,460	—	113,460	—
Other liabilities	22,696	22,696	—	—	22,696

The following table summarizes the changes in the fair value of the Company’s Level 3 liabilities (in thousands):

Six Months Ended
June 30, 2018
Liabilities
Contingent
Purchase Price
Balance at January 1, 2018	$22,696
Additions	—
Payments	(441)
Included in earnings	1,337
Balance at June 30, 2018	$23,592

The following table summarizes the significant unobservable inputs used in calculating fair value for the Company’s Level 3 liabilities:

	Valuation	Unobservable
	Technique	Input	Discount Rate
Contingent purchase price - Plainridge	Discounted cash flow	Discount rate	7.60%

9. Investment in Unconsolidated Affiliates

The Company has a 50% investment in Kansas Entertainment, which is a joint venture with International Speedway Corporation. Kansas Entertainment owns Hollywood Casino at Kansas Speedway which is a Hollywood themed facility featuring 244,791 of property square footage with 2,000 slot machines, 41 table games and 12 poker tables, a 1,253 space parking structure, as well as a variety of dining and entertainment facilities.  For the year ended December 31, 2017, the Company’s investment in Kansas Entertainment met the requirements of S-X Rule 4-08(g) to provide summarized financial information.  The following table provides summary income statement information for Kansas Entertainment as required under S-X Rule 1-02(bb) for the comparative periods presented in the Company’s unaudited condensed consolidated statements of income.

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net revenues	$40,206	$38,924	$79,491	$77,770
Operating expenses	27,924	28,352	55,582	57,190
Income from operations	12,282	10,572	23,909	20,580
Net income	$12,282	$10,572	$23,909	$20,580

Net income attributable to Penn	$6,141	$5,286	$11,955	$10,290

10. Income Taxes

In December 2017, the President of the United States signed into law comprehensive tax reform legislation commonly known as Tax Cuts and Jobs Act (the “Tax Act”), which introduced significant changes to the previous tax law.  This new legislation reduced the federal corporate income tax rate from 35% to 21%,  effective January 1, 2018.  In December 2017, the Company recorded an increase to deferred tax expense of approximately $261.3 million on the date of enactment primarily relating to a reduction of our net deferred tax asset because of the rate change.  The adjustments related to the application of the Tax Act continue to be provisional amounts to the extent that they are reasonably estimable and the Company will refine them as more information becomes available.  The Company has not made any material measurement period adjustments related to these items in the six month period ended June 30, 2018.  In accordance with Staff Accounting Bulletin No. 118, any adjustments to the provisional changes will be included in income tax expense or benefit in the appropriate period.

The Company calculates the provision for income taxes during interim reporting periods by applying an estimate of the annual effective tax rate to the full year projected pretax book income or loss excluding certain discrete items. The effective tax rate (income taxes as a percentage of income from operations before income taxes) including discrete items was 22.02% and 23.73% for the three and six months ended June 30, 2018, respectively, as compared to 26.71% and 27.52% for the three and six months ended June 30, 2017, respectively, primarily due to the reduced federal income tax rate as a result of the Tax Act and higher earnings before income taxes.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our Operations

We are a leading, diversified, multi-jurisdictional owner and manager of gaming and racing facilities and video gaming terminal operations. In addition, over the last two years, we have implemented our interactive gaming strategy through our subsidiary, Penn Interactive Ventures, and have expanded our social gaming offerings with the acquisition of Rocket Speed, a leading developer of social casino games, while also expanding into retail gaming in Illinois through our Prairie State Gaming subsidiary.  On May 1, 2017, we completed our acquisition of 1st Jackpot and Resorts casinos in Tunica, Mississippi. As of June 30, 2018, we owned, managed, or had ownership interests in twenty-eight facilities in the following sixteen jurisdictions: Florida, Illinois, Indiana, Kansas, Maine, Massachusetts, Mississippi, Missouri, Nevada, New Jersey, New Mexico, Ohio, Pennsylvania, Texas, West Virginia, and Ontario, Canada. We believe that our portfolio of assets provides us the benefit of geographically diversified cash flow from operations.

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

Segment Information

The Company’s Chief Executive Officer, who is the Company’s Chief Operating Decision Maker (“CODM”), as that term is defined in ASC 280 “Segment Reporting,” measures and assesses the Company’s business performance based on regional operations of various properties grouped together based primarily on their geographic locations.

The Northeast reportable segment consists of the following properties: Hollywood Casino at Charles Town Races, Hollywood Casino Bangor, Hollywood Casino at Penn National Race Course, Hollywood Casino Toledo, Hollywood Casino Columbus, Hollywood Gaming at Dayton Raceway, Hollywood Gaming at Mahoning Valley Race Course, and Plainridge Park Casino.  It also included the Company’s Casino Rama management service contract, which ended on July 18, 2018.

The South/West reportable segment consists of the following properties: Zia Park Casino, Hollywood Casino Tunica, Hollywood Casino Gulf Coast, Boomtown Biloxi, M Resort, Tropicana Las Vegas and 1st Jackpot and Resorts which were acquired on May 1, 2017.  It also included a management service contract with the JIVDC which terminated at the end of May 2018.

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

The Other category consists of the Company’s standalone racing operations, namely Sanford-Orlando Kennel Club, the Company’s joint venture interests in Sam Houston Race Park, Valley Race Park, and Freehold Raceway. If the Company is successful in obtaining gaming operations at these locations, they would be assigned to one of the Company’s regional executives and reported in their respective reportable segment. The Other category also includes the Company’s corporate overhead operations, which does not meet the definition of an operating segment under ASC 280. Additionally, the Other category includes Penn Interactive Ventures, the Company’s wholly-owned subsidiary that represents its social online gaming initiatives, including Rocket Speed. Penn Interactive Ventures is also anticipated to include Penn’s real money online gaming operations in Pennsylvania. Penn Interactive Ventures meets the definition of an operating segment under ASC 280, but is quantitatively not significant to the Company’s operations as it represents less than 2% of net revenues and income from operations for the three and six months ended June 30, 2018, and its total assets represent less than 2% of the Company’s total assets at June 30, 2018.

Executive Summary

The proliferation of new gaming facilities continues to impact the overall domestic gaming industry as well as our operating results in certain markets.  However, the current economic environment, specifically low unemployment levels, strengths in residential real estate values, and higher levels of consumer confidence, have resulted in a relatively stable operating environment in recent periods.  Our ability to continue to succeed in this environment will be predicated on operating our existing facilities efficiently and offering our customers additional gaming experiences through our multi-channel distribution strategy.  We will also seek to continue to expand our customer database through accretive acquisitions and new offerings and capitalize on organic growth opportunities from our recent facility openings and new business lines.  We have also recently implemented a margin improvement plan to enhance our profitability that has begun to positively impact our operations.

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

Historically, the Company has been reliant on certain key regional gaming markets (for example, its results from Hollywood Casino at Charles Town Races and Hollywood Casino Lawrenceburg). Over the past several years, we have diversified our operations via development of new facilities and acquisitions and we anticipate further reducing our reliance on specific properties subsequent to the closing of the Pinnacle transaction, which is described below.

On December 18, 2017, Penn announced that it had entered into a definitive agreement under which it will acquire Pinnacle in a cash and stock transaction valued at approximately $2.8 billion at the announcement date. Under the terms of the agreement, Pinnacle shareholders will receive $20.00 in cash and 0.42 shares of Penn common stock for each Pinnacle share.

Coincident with the closing of the merger, we plan to divest the membership interests of certain Pinnacle subsidiaries which operate the casinos known as Ameristar Casino Resort Spa St. Charles (Missouri), Ameristar Casino Hotel Kansas City (Missouri), Belterra Casino Resort (Indiana), and Belterra Park (Ohio) to Boyd Gaming Corp (“Boyd”) for approximately $575 million in cash. These divestitures are anticipated to occur immediately prior to, and are conditioned upon, the completion of the Pinnacle acquisition. Additionally, at the closing of the merger, (i) GLPI will acquire the real estate associated with the Plainridge Park Casino for $250 million, and concurrently it will be leased back to Penn pursuant an amendment to Pinnacle’s master lease with GLPI, for a fixed annual rent of $25 million and (ii) GLPI will acquire the real estate assets of Belterra Park for approximately $65 million, which subsequently will be included in an amended master lease between GLPI and Boyd along with the other divested properties.  The amended Pinnacle master lease will include an additional incremental rent of $13.9 million annually to adjust the rental obligation to market conditions.

On March 29, 2018, shareholders of both Penn National and Pinnacle overwhelmingly approved our proposed merger, with over 99% of all votes cast in favor of the transaction.  Additionally, we have secured regulatory approvals, subject to customary conditions, from Pennsylvania (both the Gaming Control Board and the Racing Commission), West Virginia, Illinois, Mississippi, Indiana, Ohio and Louisiana.  Over the coming months we will be appearing before additional regulatory bodies to seek their approvals.  Based on our progress to date, we anticipate closing the transaction early in the fourth quarter of 2018.

On June 19, 2018, Penn announced it had entered into a definitive agreement to acquire the operations of Margaritaville in Bossier City, Louisiana in a cash transaction for approximately $115 million.  The transaction is expected to close late in the fourth quarter of 2018.  Simultaneous with the closing of the transaction, Penn will enter into a triple-net-lease agreement with VICI Properties, Inc. for Margaritaville.

Following the closing of the proposed transactions, we will enjoy significantly greater operational scale and geographic diversity from a combined 40 properties in 18 jurisdictions, including 15 of the top 30 metropolitan statistical areas in America.

Financial Highlights:

We reported net revenues and income from operations of $826.9 million and $181.8 million, for the three months ended June 30, 2018, respectively, compared to $796.5 million and $135.0 million, for the corresponding period in the prior year and net revenues and income from operations of $1,643.0 million and $353.9 million, for the six months ended June 30, 2018, respectively, compared to $1,572.7 million and $275.3 million, for the corresponding period in the prior year. The major factors affecting our results for the three and six months ended June 30, 2018, as compared to the three and six months ended June 30, 2017, were:

•

During the three and six months ended June 30, 2018, net revenues increased $21.1 million and $43.1 million, respectively, due to reimbursable payroll costs associated with our management service contract for Casino Rama following the implementation of the new revenue accounting standard effective January 1, 2018.  See Note 2 to the condensed consolidated financial statements for additional details.

•

In the fourth quarter of 2017, we announced a margin improvement plan that would enhance our profitability in future periods by executing on certain initiatives in various areas such as, but not limited to, procurement, marketing and labor.  The first half of 2018 reflects favorable results in all of our segments from this implementation.

•

Lower depreciation and amortization expense of $10.4 million and $20.3 million for the three and six months ended June 30, 2018, respectively, as compared to the corresponding period in the prior year.

•

The acquisition of 1st Jackpot and Resorts on May 1, 2017 in our South/West segment, which increased net revenues of $5.2 million and $23.5 million for three and six months ended June 30, 2018, respectively.

•

Net income increased by $36.9 million and $77.2 million for the three and six months ended June 30, 2018, as compared to the three and six months ended June 30, 2017, primarily due to the variances discussed above, as well as a loan loss recovery of $17.0 million due to the sale of the JIVDC loan.

Segment Developments:

The following are recent developments that have had, may have or will have an impact on us by segment:

Northeast

•

In October 2017, Pennsylvania enacted gaming expansion legislation that authorized licenses for up to ten new Category 4 satellite casinos, VGTs at truck stops, online gaming, and other gaming offerings.  The new casinos will have the ability to operate between 300 and 750 slot machines and up to 40 table games.  Only Pennsylvania’s existing gaming operators may initially participate in the auctions for these new casinos, with a preference given to the Category 1 and Category 2 license holders in the first and second rounds.  On January 10, 2018, Penn was awarded the first Category 4 satellite casino license to be located in York County for a $50.1 million license fee, which will compete with our Hollywood Casino at Penn National Race Course facility. On February 8, 2018, the third Category 4 satellite casino license was awarded in Lawrence County which is expected to compete with and have an adverse impact on our existing Hollywood Gaming at Mahoning Valley Race Course facility in Austintown, Ohio.  On February 22, 2018 and April 4, 2018, the fourth and fifth, Category 4 satellite casino licenses, respectively, were awarded in Cumberland County and West Cocalico Township in Lancaster County (this was awarded to Penn for a $7.5 million license fee) which are expected to compete with and have an adverse impact on our Hollywood Casino at Penn National Race Course facility in Grantville, Pennsylvania.  Penn also applied for a license to operate online real money gaming in Pennsylvania.  Depending on our ability to successfully operate online gaming in Pennsylvania and on how many of the ten satellite casino licenses are ultimately issued, and the final locations, and scope of these satellite casinos, and the impact of VGT’s at truck stops and online gaming offerings, there may be additional negative impacts on our existing facilities in the Northeast segment.

•

Hollywood Casino at Charles Town Races has faced increased competition from the Baltimore/Washington D.C. market, which includes Maryland Live!, Horseshoe Casino Baltimore, and MGM National Harbor, which opened in December 2016.  Maryland Live! opened a new 258 room hotel in May 2018.

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

•	The management service contract with Casino Rama in Ontario, Canada ended on July 18, 2018.

South/West

•	On May 1, 2017, we acquired RIH Acquisitions MS I, LLC and RIH Acquisitions MS II, LLC, the holding companies for operations of 1st Jackpot and Resorts, in Tunica, Mississippi.

•

On October 10, 2016, we opened and began to manage Hollywood Casino Jamul – San Diego on the Jamul Tribe’s trust land in San-Diego California. During 2017, our loan to the JIVDC went into default and as a result Penn incurred impairment charges related to its loan and funding commitments of $89.8 million.  In late February 2018, the Company and the Jamul Tribe mutually agreed that Penn would no longer manage the facility or provide branding and development services as of the end of May 2018.  On May 25, 2018, Penn sold the JIVDC loan and was relieved of all future rights and obligations.

Midwest

•

On September 1, 2015, we acquired a leading Illinois VGT operator, Prairie State Gaming. As one of the largest VGT route operators in Illinois, Prairie State Gaming’s operations now include 1,738 terminals across a network of 377 bars and retail gaming establishments throughout Illinois.

Other

•

The Company has experienced adjusted EBITDA declines at Rocket Speed, which was acquired by the Company on August 1, 2016 and resulted in the creation of $67.0 million of goodwill.  The decline in earnings at Rocket Speed are partially attributable to reductions in the number of daily active users and increased marketing spend that we anticipate will benefit the business in future periods.  As a result, the Company evaluated if the goodwill at Rocket Speed was more likely than not impaired at June 30, 2018 and concluded the goodwill was not impaired as of June 30, 2018.  To the extent the earnings projections at Rocket Speed are not met in future periods or its earnings continue to decline, the Company may need to write-off some or all of the goodwill associated with this business.

Critical Accounting Estimates

We make certain judgments and use certain estimates and assumptions when applying accounting principles in the preparation of our consolidated financial statements. The nature of the estimates and assumptions are material due to the levels of subjectivity and judgment necessary to account for highly uncertain factors or the susceptibility of such factors to change. We have identified the accounting for long lived assets, goodwill and other intangible assets and income taxes as critical accounting estimates, as they are the most important to our financial statement presentation and require difficult, subjective and complex judgments.

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

For further information on our critical accounting estimates, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the notes to our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2017. There has been no material change to these estimates for the six months ended June 30, 2018.

Results of Operations

The following are the most important factors and trends that contribute to our operating performance:

•

Most of our properties operate in mature competitive markets. As a result, we expect a significant amount of our future growth to come from prudent acquisitions of gaming properties (such as our pending acquisitions of Pinnacle and Margaritaville, our August 2015 acquisition of Tropicana Las Vegas Hotel and Casino), jurisdictional expansions (such as our June 2015 opening of a slots only gaming facility in Massachusetts, the September 2014 opening of Hollywood Gaming at Mahoning Valley Race Course and the August 2014 opening of Hollywood Gaming at Dayton Raceway), expansions of gaming in existing jurisdictions (such as our pending Category 4 casino facilities that will be constructed in Pennsylvania), expansions/improvements of existing properties (such as Tropicana Las Vegas) and new growth opportunities (such as our acquisition of Prairie State Gaming, a leading video lottery terminal operator in Illinois, and our entry into the interactive and social gaming space through Penn Interactive Ventures, including our acquisition of Rocket Speed).

•

A number of states are currently considering or implementing legislation to legalize or expand gaming. Such legislation presents both potential opportunities to establish new properties and additional competition to our existing properties.  For instance, there have been potential discussions around the legalization and implementation of sports betting on a state by state basis (such as Mississippi, West Virginia and Pennsylvania) and real money online gaming, such as in Pennsylvania.

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

•	The continued demand for, and our emphasis on, slot wagering entertainment at our properties.

•	The successful execution of our development activities, as well as the risks associated with the costs, regulatory approval and the timing of these activities.

•

The risks related to economic conditions and the effect of sluggish conditions on consumer spending for leisure and gaming activities, which may negatively impact our operating results and our ability to continue to access financing at favorable terms.

The consolidated results of operations for the three and six months ended June 30, 2018 and 2017 are summarized below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in thousands)
Revenues:
Gaming	$665,094	$680,979	$1,319,588	$1,342,235
Food, beverage, hotel and other	133,664	152,148	264,633	299,889
Management service fees	2,968	2,932	5,406	5,259
Reimbursable management costs	25,187	6,387	53,371	13,145
Revenues	826,913	842,446	1,642,998	1,660,528
Less promotional allowances	—	(45,983)	—	(87,841)
Net revenues	826,913	796,463	1,642,998	1,572,687

Operating expenses:
Gaming	350,694	345,156	691,210	677,209
Food, beverage, hotel and other	95,112	105,231	188,092	206,306
General and administrative	132,659	130,096	253,922	255,911
Reimbursable management costs	25,187	6,387	53,371	13,145
Depreciation and amortization	58,559	68,969	118,949	139,205
(Recovery) provision for loan loss and unfunded loan commitments to the JIVDC and impairment losses	(16,985)	5,635	(16,367)	5,635
Insurance recoveries	(68)	—	(68)	—
Total operating expenses	645,158	661,474	1,289,109	1,297,411
Income from operations	$181,755	$134,989	$353,889	$275,276

Certain information regarding our results of operations by segment for the three and six months ended June 30, 2018 and 2017 is summarized below:

	Net Revenues		Income (loss) from Operations
Three Months Ended June 30,	2018	2017	2018	2017
	(in thousands)

Northeast	$422,988	$405,099	$121,746	$108,119
South/West	163,370	153,151	55,352	20,062
Midwest	230,460	224,847	63,646	59,283
Other	10,095	13,366	(58,989)	(52,475)
Total	$826,913	$796,463	$181,755	$134,989

	Net Revenues		Income (loss) from Operations
Six Months Ended June 30,	2018	2017	2018	2017
	(in thousands)

Northeast	$837,155	$798,564	$237,437	$210,752
South/West	324,665	292,970	91,238	47,180
Midwest	460,545	453,185	129,163	120,813
Other	20,633	27,968	(103,949)	(103,469)
Total	$1,642,998	$1,572,687	$353,889	$275,276

Revenues

Revenues for the three and six months ended June 30, 2018 and 2017 were as follows (in thousands):

				Percentage
Three Months Ended June 30,	2018	2017	Variance	Variance
Gaming	$665,094	$680,979	$(15,885)	(2.3)%
Food, beverage, hotel and other	133,664	152,148	(18,484)	(12.1)%
Management service fees	2,968	2,932	36	1.2%
Reimbursable management costs	25,187	6,387	18,800	294.3%
Revenues	826,913	842,446	(15,533)	(1.8)%
Less promotional allowances	—	(45,983)	45,983	(100.0)%
Net revenues	$826,913	$796,463	$30,450	3.8%

				Percentage
Six Months Ended June 30,	2018	2017	Variance	Variance
Gaming	$1,319,588	$1,342,235	$(22,647)	(1.7)%
Food, beverage, hotel and other	264,633	299,889	(35,256)	(11.8)%
Management service fees	5,406	5,259	147	2.8%
Reimbursable management costs	53,371	13,145	40,226	306.0%
Revenues	1,642,998	1,660,528	(17,530)	(1.1)%
Less promotional allowances	—	(87,841)	87,841	(100.0)%
Net revenues	$1,642,998	$1,572,687	$70,311	4.5%

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

Gaming revenue

Gaming revenue decreased by $15.9 million, or 2.3%, and $22.6 million, or 1.7%, for the three and six months ended June 30, 2018, respectively, as compared to the three and six months ended June 30, 2017, primarily due to the variances explained below.

Gaming revenue for our South/West segment decreased by $8.0 million, or 7.4%, and $4.1 million, or 2.1%, for the three and six months ended June 30, 2018, respectively, as compared to the three and six months ended June 30, 2017, primarily due to the impact of adopting the new revenue recognition standard which accounted for a decline of $16.9 million and $32.8 million, partially offset by higher gaming revenue for the three and six months ended June 30, 2018, respectively, primarily due to the acquisitions of 1st Jackpot and Resorts on May 1, 2017, which contributed a combined $14.6 million and $29.7 million of gaming revenue for the three and six months ended June 30, 2018, respectively, and increased gaming revenue at Zia Park Casino, as the local economy has shown improvement due to the increases in the price of oil since last year.

Gaming revenue for our Midwest segment decreased by $6.4 million, or 3.1%,  and $16.5 million, or 3.9%, for the three and six months ended June 30, 2018, respectively, as compared to the three and six months ended June 30, 2017, primarily due to the impact of adopting the new revenue recognition standard which accounted for $11.5 million and $21.8 million of the decline, partially offset by increased gaming revenue at Prairie State Gaming resulting from the acquisition of the assets of two smaller VGT route operators in Illinois during 2017 and organic growth in the number of locations serviced.

Gaming revenue for our Northeast segment decreased by $1.5 million, or 0.4%, and $2.1 million, or 0.3%, for the three and six months ended June 30, 2018, respectively, as compared to the three and six months ended June 30, 2017, primarily due to the impact of adopting the new revenue recognition standard which accounted for $6.4 million and $12.4 million of the decline and increased competition from the Maryland market, partially offset by increased gaming revenue at all four of our Ohio properties and Plainridge Park Casino, despite the negative impact of adopting the new revenue recognition standard as these newer properties continue to ramp.

Food, beverage, hotel and other revenue

Food, beverage, hotel and other revenue decreased by $18.5 million, or 12.1%, and $35.3 million, or 11.8%, for the three and six months ended June 30, 2018, respectively, as compared to the three and six months ended June 30, 2017, primarily due to the impact of adopting the new revenue recognition standard across all of our properties which resulted in $16.6 million and $32.1 million of the decline as well as decreased revenue from our Other category due to lower revenue at Rocket Speed, partially offset by increases in the South/West segment due to the acquisition of 1st Jackpot and Resorts on May 1, 2017 and higher revenues from Tropicana Las Vegas and Zia Park Casino as the local economy, which is primarily tied to the price of oil, has improved since last year.

Reimbursable management costs

Reimbursable management costs increased by $18.8 million and $40.2 million for the three and six months ended June 30, 2018, respectively, primarily due to a revision in our accounting for reimbursable costs associated with our management service contract for Casino Rama.  Under the new revenue standard adopted on January 1, 2018, reimbursable costs, which primarily consist of payroll costs, must be recognized as revenue on a gross basis, with an offsetting amount charged to reimbursable management costs within operating expenses, as we are the controlling entity to the arrangement.  Prior to this revision, we recorded these reimbursable amounts on a net basis.

Promotional allowances

Promotional allowances decreased by $46.0 million, or 100.0%, and $87.8 million, or 100.0%, for the three and six months ended June 30, 2018, respectively, as compared to the three and six months ended June 30, 2017, due to the impact of adopting the new revenue recognition standard which no longer permits this treatment.  Promotional allowances are now reported as direct reductions in gaming and food, beverage, hotel and other revenues.  See Note 2: “New Accounting Pronouncements” and Note 3: “Revenue Recognition and Promotional Allowances” to the condensed consolidated financial statements for more information.

Operating Expenses

Operating expenses for the three and six months ended June 30, 2018 and 2017 were as follows (in thousands):

				Percentage
Three Months Ended June 30,	2018	2017	Variance	Variance
Gaming	$350,694	$345,156	$5,538	1.6%
Food, beverage, hotel and other	95,112	105,231	(10,119)	(9.6)%
General and administrative	132,659	130,096	2,563	2.0%
Reimbursable management costs	25,187	6,387	18,800	294.3%
Depreciation and amortization	58,559	68,969	(10,410)	(15.1)%
(Recovery) provision for loan loss and unfunded loan commitments to the JIVDC	(16,985)	5,635	(22,620)	(401.4)%
Insurance recoveries	(68)	—	(68)	N/A
Total operating expenses	$645,158	$661,474	$(16,316)	(2.5)%

				Percentage
Six Months Ended June 30,	2018	2017	Variance	Variance
Gaming	$691,210	$677,209	$14,001	2.1%
Food, beverage, hotel and other	188,092	206,306	(18,214)	(8.8)%
General and administrative	253,922	255,911	(1,989)	(0.8)%
Reimbursable management costs	53,371	13,145	40,226	306.0%
Depreciation and amortization	118,949	139,205	(20,256)	(14.6)%
(Recovery) provision for loan loss and unfunded loan commitments to the JIVDC and impairment losses	(16,367)	5,635	(22,002)	(390.5)%
Insurance recoveries	(68)	—	(68)	N/A
Total operating expenses	$1,289,109	$1,297,411	$(8,302)	(0.6)%

Gaming expense

Gaming expense increased by $5.5 million, or 1.6%, and $14.0 million, or 2.1%, for the three and six months ended June 30, 2018, respectively, as compared to the three and six months ended June 30, 2017, primarily due to the variances explained below.

Gaming expense for our Midwest segment increased $3.6 million, or 3.5% and $4.5 million, or 2.2%, for the three and six months ended June 30, 2018, respectively, as compared to the three and six months ended June 30, 2017, primarily due to increased gaming taxes as a result of increased taxable gaming revenue at Prairie State Gaming resulting from the acquisition of the assets of two smaller VGT route operators in Illinois during 2017 and organic growth in the number of locations serviced.

Gaming expense for our South/West segment increased by $2.2 million, or 5.6% and $8.3 million, or 11.5%, for the three and six months ended June 30, 2018, respectively, as compared to the three and six months ended June 30, 2017, primarily due to increased gaming taxes resulting from the acquisitions of 1st Jackpot and Resorts on May 1, 2017 and increased gaming taxes as a result of increased taxable gaming revenue at Zia Park Casino, as the local economy has shown improvements since last year, partially offset by decreased gaming taxes as a result of decreased taxable gaming revenue at our other properties.

Gaming expense for our Northeast segment decreased by $0.2 million, or 0.1%, for the three months ended June 30, 2018, as compared to the three months ended June 30, 2017, primarily due to decreased gaming taxes as a result of decreased taxable gaming revenue at Hollywood Casino at Charles Town Races due to continued increased competition from the Maryland market, partially offset by increased gaming taxes as a result of increased taxable gaming revenue at all four of our Ohio properties and Plainridge Park Casino.

Gaming expense for our Northeast segment increased by $1.3 million, or 0.3%, for the six months ended June 30, 2018, as compared to the six months ended June 30, 2017, primarily due to increased gaming taxes as a result of increased taxable gaming revenue at all four of our Ohio properties and Plainridge Park Casino, partially offset by decreased gaming taxes as a result of decreased taxable gaming revenue at Hollywood Casino Charles Town due to continued increased competition from the Maryland market.

Food, beverage, hotel and other expenses

Food, beverage, hotel and other expenses decreased by $10.1 million, or 9.6%, and $18.2 million, or 8.8%, for the three and six months ended June 30, 2018, respectively, as compared to the three and six months ended June 30, 2017, primarily due to the impact of adopting the new revenue recognition standard across all of our properties which resulted in $9.8 million and $18.8 million of the decline as well as decreased expenses from our Other category partially offset by the South/West segment due to the acquisition of 1st Jackpot and Resorts on May 1, 2017.

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

General and administrative expenses increased by $2.6 million, or 2.0%, for the three months ended June 30, 2018, as compared to the three months ended June 30, 2017, primarily due to the variances explained below.

General and administrative expenses for Other increased by $6.6 million, or 21.1%, for the three months ended June 30, 2018, as compared to the three months ended June 30, 2017, primarily due to an increase in corporate overhead costs of $7.4 million for the three months ended June 30, 2018, primarily due to higher cash-settled stock based award charges of $1.7 million from increases in Penn stock price during the second quarter of 2018 that were larger than the increases during the second quarter of 2017, increased transaction costs related to the pending acquisition of Pinnacle, increased payroll and benefit costs primarily due to higher severance and bonus accruals, partially offset by lower expenses at Rocket Speed due to lower provider share expenses resulting from lower revenue.

General and administrative expenses for our South/West segment decreased by $2.5 million, or 8.3%, for the three months ended June 30, 2018, as compared to the three months ended June 30, 2017, primarily due to cost saving measures and favorable general liability insurance reserve adjustments at M Resort and Tropicana Las Vegas, partially offset by the acquisition of 1st Jackpot and Resorts on May 1, 2017.

General and administrative expenses for our Northeast segment decreased by $1.1 million, or 2.8%, for the three months ended June 30, 2018, as compared to the three months ended June 30, 2017, primarily due to a favorable adjustment to accrued commissions at Casino Rama related to the termination of the management service contract.

General and administrative expense decreased by $2.0 million, or 0.8%, for the six months ended June 30, 2018, as compared to the six months ended June 30, 2017, primarily due to the variances explained below.

General and administrative expenses for Other decreased by $1.4 million, or 2.2%, for the six months ended June 30, 2018, as compared to the six months ended June 30, 2017, primarily due to lower expenses at Rocket Speed due to lower provider share expenses resulting from lower revenue, partially offset by higher corporate overhead costs of $1.6 million primarily due to increased transaction costs related to the pending acquisition of Pinnacle, partially offset by lower cash-settled stock based award charges of $10.9 million due to a reduction in the number of cash-settled stock based awards in 2018 compared to 2017.

General and administrative expenses for our Northeast segment decreased by $1.0 million, or 1.3%, for the six months ended June 30, 2018, as compared to the six months ended June 30, 2017, primarily due to a favorable adjustment to accrued commissions at Casino Rama related to the termination of the management service contract.

General and administrative expenses for our South/West segment increased by $1.9 million, or 3.5%, for the six months ended June 30, 2018, as compared to the six months ended June 30, 2017, primarily due to the acquisition of 1st  Jackpot and Resorts on May 1, 2017, partially offset by cost saving measures and favorable general liability experience at M Resort and Tropicana Las Vegas.

Depreciation and amortization expense

Depreciation and amortization expense decreased by $10.4 million, or 15.1%, and $20.3 million, or 14.6%, for the three and six months ended June 30, 2018, respectively, as compared to the three and six months ended June 30, 2017, primarily due to decreases at the majority of our properties due to assets becoming fully depreciated, partially offset by the acquisitions of 1st Jackpot and Resorts on May 1, 2017, and increased amortization from the write off of the management contract with the JIVDC.

Other income (expenses)

Other income (expenses) for the three and six months ended June 30, 2018 and 2017 were as follows (in thousands):

				Percentage
Three Months Ended June 30,	2018	2017	Variance	Variance
Interest expense	$(115,873)	$(116,768)	$895	(0.8)%
Interest income	241	235	6	2.6%
Income from unconsolidated affiliates	5,734	5,021	713	14.2%
Loss on early extinguishment of debt and modification costs	(2,579)	—	(2,579)	N/A
Other	(48)	(173)	125	(72.3)%
Total other expenses	$(112,525)	$(111,685)	$(840)	0.8%

				Percentage
Six Months Ended June 30,	2018	2017	Variance	Variance
Interest expense	$(231,613)	$(231,764)	$151	(0.1)%
Interest income	490	2,881	(2,391)	(83.0)%
Income from unconsolidated affiliates	11,095	9,569	1,526	15.9%
Loss on early extinguishment of debt and modification costs	(3,461)	(23,390)	19,929	(85.2)%
Other	(44)	(1,966)	1,922	(97.8)%
Total other expenses	$(223,533)	$(244,670)	$21,137	(8.6)%

Interest expense

Interest expense decreased by $0.9 million, or 0.8%, for the three months ended June 30, 2018, as compared to the three months ended June 30, 2017, primarily due $0.9 million from lower borrowing levels and interest rates on the revolver portion of the senior secured credit facility and $0.2 million decline in interest expense and lower accretion on the relocation fees for Hollywood Gaming at Dayton Raceway and Hollywood Gaming at Mahoning Valley Race Course, partially offset by $0.4 million higher interest payments on the financing obligation with GLPI due to the acquisition of 1st Jackpot and Resorts on May 1, 2017.  The Company anticipates an annual rent reduction of approximately $12 million which will be effective November 1, 2018, in connection with the varialble rent reset provisions in the Master Lease.  This benefit will likely be partially offset by a maximum annual rent escalator of $5.4 million which is also effective November 1, 2018, based on current projections.

Interest income

Interest income decreased by $2.4 million, or 83.0%, for the six months ended June 30, 2018, as compared to the six months ended June 30, 2017, primarily due to the cessation of interest accruals on our loan to the JIVDC beginning in the second quarter of 2017.

Other

Other decreased by $1.9 million for the six months ended June 30, 2018 as compared to the six months ended June 30, 2017, primarily due to $1.8  million in costs related to the Company’s refinancing of its senior secured credit facility during of 2017.

Taxes

The Company calculates the provision for income taxes during interim reporting periods by applying an estimate of the annual effective tax rate to the full year projected pretax book income or loss excluding certain discrete items. The effective tax rate (income taxes as a percentage of income from operations before income taxes) including discrete items was 22.02% and 23.73% for the three and six months ended June 30, 2018, as compared to 26.71% and 27.52% for the three and six months ended June 30, 2017, primarily due to the reduced federal income tax rate as a result of the Tax Act and higher earnings before income taxes.

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

The following table presents a reconciliation of the Company’s most directly comparable GAAP financial measures to adjusted EBITDA and adjusted EBITDA after Master Lease payments, for the three and six months ended June 30, 2018 and 2017 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Net income	$53,988	$17,079	$99,425	$22,183
Income tax (benefit) provision	15,242	6,225	30,931	8,423
Other (1)	2,627	173	3,505	25,356
Income from unconsolidated affiliates	(5,734)	(5,021)	(11,095)	(9,569)
Interest income	(241)	(235)	(490)	(2,881)
Interest expense	115,873	116,768	231,613	231,764
Income from operations	$181,755	$134,989	$353,889	$275,276
(Gain) loss on disposal of assets	(52)	52	3	7
(Recovery) provision for loan loss and unfunded loan commitments and impairment losses	(16,985)	5,635	(16,367)	5,635
Charge for stock compensation	3,003	1,801	5,932	3,974
Contingent purchase price	202	1,362	1,337	3,922
Cash-settled stock award variance	7,800	6,092	338	11,256
Pre-opening and significant transaction costs	5,879	2,174	11,972	2,745
Depreciation and amortization	58,559	68,969	118,949	139,205
Insurance recoveries	(68)	—	(68)	—
Income from unconsolidated affiliates	5,734	5,021	11,095	9,569
Non-operating items for Kansas JV	1,279	1,309	2,572	3,260
Adjusted EBITDA	$247,106	$227,404	$489,652	$454,849
Master Lease payments	(115,916)	(113,968)	(231,790)	(226,418)
Adjusted EBITDA, after Master Lease payments	$131,190	$113,436	257,862	228,431

(1)	June 30, 2017 six months figure includes loss on early extinguishment of debt, modification costs and financing charges of $25.1 million.

The reconciliation of each segment’s income (loss) from operations to adjusted EBITDA for the three and six months ended June 30, 2018 and 2017 was as follows (in thousands):

Three Months Ended June 30, 2018	Northeast	South/West	Midwest	Other (1)	Total
Income (loss) from operations	$121,746	$55,352	$63,646	$(58,989)	$181,755
Charge for stock compensation	—	—	—	3,003	3,003
Recovery of loan loss and unfunded loan commitments to the JIVDC	—	(16,985)	—	—	(16,985)
Depreciation and amortization	14,911	8,396	8,012	27,240	58,559
Contingent purchase price	302	—	(100)	—	202
Cash-settled stock award variance	—	—	—	7,800	7,800
Pre-opening and significant transaction costs	—	—	—	5,879	5,879
(Gain) loss on disposal of assets	(32)	(47)	32	(5)	(52)
Insurance recoveries	—	(68)	—	—	(68)
Income (loss) from unconsolidated affiliates	—	—	6,141	(407)	5,734
Non‑operating items for Kansas JV	—	—	1,279	—	1,279
Adjusted EBITDA	$136,927	$46,648	$79,010	$(15,479)	$247,106

Three Months Ended June 30, 2017	Northeast	South/West	Midwest	Other (1)	Total
Income (loss) from operations	$108,119	$20,062	$59,283	$(52,475)	$134,989
Charge for stock compensation	—	—	—	1,801	1,801
Provision for loss on loan to the JIVDC	—	5,635	—	—	5,635
Depreciation and amortization	21,525	9,353	9,508	28,583	68,969
Contingent purchase price	277	—	16	1,069	1,362
Cash-settled stock award variance	—	—	—	6,092	6,092
Pre-opening and significant transaction costs	—	—	—	2,174	2,174
(Gain) loss on disposal of assets	(45)	(1)	88	10	52
Income (loss) from unconsolidated affiliates	—	—	5,286	(265)	5,021
Non‑operating items for Kansas JV	—	—	1,309	—	1,309
Adjusted EBITDA	$129,876	$35,049	$75,490	$(13,011)	$227,404

Six Months Ended June 30, 2018	Northeast	South/West	Midwest	Other (1)	Total
Income (loss) from operations	$237,437	$91,238	$129,163	$(103,949)	$353,889
Charge for stock compensation	—	—	—	5,932	5,932
Insurance recoveries	—	(68)	—	—	(68)
Recovery of loan loss and unfunded loan commitments to the JIVDC and impairment losses	—	(16,985)	—	618	(16,367)
Depreciation and amortization	30,083	17,553	16,498	54,815	118,949
Contingent purchase price	1,404	—	(67)	—	1,337
Cash-settled stock award variance	—	—	—	338	338
Pre-opening and significant transaction costs	—	—	—	11,972	11,972
Loss (gain) on disposal of assets	10	(41)	45	(11)	3
Income (loss) from unconsolidated affiliates	—	—	11,954	(859)	11,095
Non-operating items for Kansas JV	—	—	2,572	—	2,572
Adjusted EBITDA	$268,934	$91,697	$160,165	$(31,144)	$489,652

Six Months Ended June 30, 2017	Northeast	South/West	Midwest	Other (1)	Total
Income (loss) from operations	$210,752	$47,180	$120,813	$(103,469)	$275,276
Charge for stock compensation	—	—	—	3,974	3,974
Provision for loss on loan to the JIVDC	—	5,635	—	—	5,635
Depreciation and amortization	44,548	18,570	19,179	56,908	139,205
Contingent purchase price	1,182	—	25	2,715	3,922
Cash-settled stock award variance	—	—	—	11,256	11,256
Pre-opening and significant transaction costs	—	—	—	2,745	2,745
(Gain) loss on disposal of assets	(31)	5	29	4	7
Income (loss) from unconsolidated affiliates	—	—	10,290	(721)	9,569
Non-operating items for Kansas JV	—	—	3,260	—	3,260
Adjusted EBITDA	$256,451	$71,390	$153,596	$(26,588)	$454,849

Adjusted EBITDA for our South/West segment increased by $11.6 million, or 33.1% and $20.3 million, or 28.4%, for the three and six months ended June 30, 2018, respectively, as compared to the three and six months ended June 30, 2017, primarily due to the acquisitions of 1st Jackpot and Resorts on May 1, 2017 which contributed adjusted EBITDA of $4.8 million and $10.3 million for the three and six months ended June 30, 2018 and higher adjusted EBITDA at M Resort, Tropicana Las Vegas, Hollywood Casino Gulf Coast and Zia Park Casino, as the local economy has improved since last year primarily due to higher oil prices.

Adjusted EBITDA for our Northeast segment increased by $7.1 million, or 5.4%, and $12.5 million, or 4.9%, for the three and six months ended June 30, 2018, respectively, as compared to the three and six months ended June 30, 2017, primarily due to improved results at all four of our Ohio properties, Plainridge Park Casino and Casino Rama due to a favorable adjustment to accrued commissions due to the termination of the management service contract, partially offset by decreased results at Hollywood Casino at Penn National Race Course.

Adjusted EBITDA for our Midwest segment increased by $3.5 million, or 4.7%, and $6.6 million, or 4.3%, for the three and six months ended June 30, 2018, respectively, as compared to the three and six months ended June 30, 2017, primarily due to improved results at Argosy Casino Riverside, Hollywood Casino St. Louis, Hollywood Casino at Kansas Speedway and Prairie State Gaming resulting from the acquisition of two smaller VGT route operators in Illinois during 2017 and organic growth in the number of locations serviced, partially offset by lower adjusted EBITDA at Hollywood Casino Aurora and Hollywood Casino Lawrenceburg.

Adjusted EBITDA for Other decreased by $2.5 million, or 19.0%, and $4.6 million, or 17.1%,  for the three and six months ended June 30, 2018, as compared to the three and six months ended June 30, 2017, primarily due to declines in adjusted EBITDA at Rocket Speed.

Liquidity and Capital Resources

Historically and prospectively, our primary sources of liquidity and capital resources have been and will be cash flow from operations, borrowings from banks and proceeds from the issuance of debt and equity securities.

Net cash provided by operating activities totaled $207.1 million and $213.9 million for the six months ended June 30, 2018 and 2017, respectively.  The decrease in net cash provided by operating activities of $6.8 million for six months ended June 30, 2018, compared to the corresponding period in the prior year, was primarily comprised of, an increase in cash paid to suppliers and vendors of $47.7 million, primarily due to the acquisition of 1st Jackpot and Resorts on May 1, 2017, higher cash paid for taxes of $12.2 million, primarily due to refunds received in the prior year, increase in cash paid to employees of $8.7 million and higher cash paid for interest of $7.4 million, primarily due to the corporate debt refinancing in 2017 and the timing of payments, partially offset by an increase in cash receipts from customers of $68.6 million, primarily due to the acquisition noted above.

Net cash used in investing activities totaled $79.1 million and $166.2 million for the six months ended June 30, 2018 and 2017, respectively. The decrease in net cash used in investing activities of $87.1 million for the six months ended June 30, 2018, compared to the corresponding period in the prior year, was primarily due to the purchase of a Category 4 gaming licenses in York and Berks/Lancaster Counties, Pennsylvania for $57.6 million compared to acquisitions costs of $126.4 million related to acquisition of 1st Jackpot and Resorts on May 1, 2017, lower project capital expenditures of $10.0 million, and net higher proceeds from sale of the JIVDC loan of $13.0 million.

Net cash used in financing activities totaled $205.8 million and $52.8 million for the six months ended June 30, 2018 and 2017, respectively. The increase in net cash used in financing activities of $153.0 million for the six months ended June 30, 2018, compared to the corresponding period in the prior year, was primarily due to lower proceeds from the revolving credit facility and issuance of long-term debt of $1,316.8 million due to the refinancing of corporate debt in 2017, increased payments on our financing obligation with GLPI of $3.4 million compared to $82.6 million proceeds from GLPI for financing the acquisition of 1st Jackpot and Resorts on May 1, 2017, partially offset lower payments on the revolving credit facility and long-term debt of $1,222.4 million due to the previously mentioned refinancing, lower payments on other long-term obligations of $20.6 million, primarily due to the payoff of a corporate airplane loan in 2017, and $5.8 million for repurchases of common stock in 2017.

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

The following table summarizes our expected project capital expenditures by segment for the fiscal year ending December 31, 2018, and actual expenditures for the six months ended June 30, 2018 (excluding licensing fees and net of reimbursements). The table below should not be utilized to predict future expected project capital expenditures subsequent to 2018.

	Project Capital Expenditures
	Expected for Year	Expenditure for
	Ending December 31,	Six Months Ended	Balance to Expend
Segment	2018	June 30, 2018	in 2018
	(in millions)

Northeast	$0.1	$0.1	$—
South/West	1.9	1.6	0.3
Midwest	—	—	—
Other	0.1	—	0.1
Total	$2.1	$1.7	$0.4

	Maintenance Capital Expenditures
	Expected for Year	Expenditure for
	Ending December 31,	Six Months Ended	Balance to Expend
Segment	2018	June 30, 2018	in 2018
	(in millions)

Northeast	$33.1	$11.4	$21.7
South/West	19.0	7.1	11.9
Midwest	30.2	9.4	20.8
Other	21.3	3.4	17.9
Total	$103.6	$31.3	$72.3

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

Senior Secured Credit Facility

On January 19, 2017, the Company entered into a new senior secured credit facility. The new senior secured credit facility consists of a five year $700 million revolving credit facility, a five year $300 million Term Loan A facility, and a seven year $500 million Term Loan B facility (the “Amended Credit Facilities”). The Term Loan A facility was priced at LIBOR plus a spread (ranging from 3.00% to 1.25%) based on the Company’s consolidated total net leverage ratio as defined in the new senior secured credit facility. The Term Loan B facility was priced at LIBOR plus 2.50%, with a 0.75% LIBOR floor.  At June 30, 2018, the Company’s senior secured credit facility had a gross outstanding balance of $590.0 million, consisting of a $281.3 million Term Loan A facility, and a $308.7 million Term Loan B facility.  No amounts were outstanding on our revolving credit facility at June 30, 2018. Additionally, the Company had conditional obligations under letters of credit issued pursuant to the senior secured credit facility with face amounts aggregating $22.0 million, resulting in $678.0 million of available borrowing capacity as of June 30, 2018 under the revolving credit facility. In connection with the repayment of the previous senior secured credit facility, the Company recorded $1.7 million in refinancing costs and a $2.3 million loss on the early extinguishment of debt for the three and six months ended June 30, 2018 related to the write-off of deferred debt issuance costs and the discount on the Term Loan B facility of the previous senior secured credit facility.  In connection with our decision to prepay Term Loan B principal loans, the Company recorded a $2.6 million and $3.5 million loss on the early extinguishment of debt for the three and six months ended June 30, 2018, respectively.

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

Master Lease Financing Obligation with GLPI

The Company makes significant payments to GLPI under the Master Lease which totaled $115.9 million and $231.8 million for the three and six months ended June 30, 2018, respectively, and $114.0 million and $226.4 million for the three and six months ended June 30, 2017, respectively.  As of June 30, 2018, the Company financed with GLPI real property assets associated with twenty of the Company’s gaming and related facilities used in the Company’s operations.

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

At June 30, 2018, the Company was in compliance with all required financial covenants.

Outlook

Based on our current level of operations, we believe that cash generated from operations and cash on hand, together with amounts available under our senior secured credit facility, will be adequate to meet our financing obligation, debt service requirements, capital expenditures and working capital needs for the foreseeable future. However, we cannot be certain that our business will generate sufficient cash flow from operations, that our anticipated earnings projections will be realized, or that future borrowings will be available under our senior secured credit facility or otherwise will be available to enable us to service our indebtedness, including the senior secured credit facility and the $400 million 5.625% Notes, to retire or redeem the $400 million 5.625% Notes when required or to make anticipated capital expenditures. In addition, we expect a majority of our future growth to come from acquisitions of gaming properties at reasonable valuations, greenfield projects, jurisdictional expansions and property expansion in under-penetrated markets. If we consummate significant acquisitions in the future or undertake any significant property expansions, our cash requirements may increase significantly and we may need to make additional borrowings or complete equity or debt financings to meet these requirements. Our future operating performance and our ability to service or refinance our debt will be subject to future economic conditions and to financial, business and other factors, many of which are beyond our control. See “Risk Factors—Risks Related to Our Capital Structure” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 for a discussion of the risks related to our capital structure.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The table below provides information at June 30, 2018 about our financial instruments that are sensitive to changes in interest rates. For debt obligations, the table presents notional amounts maturing during the period and the related weighted-average interest rates by maturity dates. Notional amounts are used to calculate the contractual payments to be exchanged by maturity date and the weighted-average interest rates are based on implied forward LIBOR rates at June 30, 2018.

	07/1/2018 -	07/01/19 -	07/01/20 -	07/01/21 -	07/01/22 -			Fair Value
	06/30/19	06/30/20	06/30/21	06/30/22	06/30/23	Thereafter	Total	06/30/18
	(in thousands)
Long-term debt:
Fixed rate	$—	$—	$—	$—	$—	$400,000	$400,000	$375,000
Average interest rate						5.63%

Variable rate	$21,875	$29,375	$35,000	$215,000	$5,000	$283,750	$590,000	$591,945
Average interest rate (1)	4.89%	4.85%	4.84%	4.72%	5.44%	5.43%	—

(1)	Estimated rate, reflective of forward LIBOR plus the spread over LIBOR applicable to variable-rate borrowing.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Controls and Procedures

The Company’s management, under the supervision and with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of June 30, 2018, which is the end of the period covered by this Quarterly Report on Form 10-Q. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well-designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2018 to ensure that information required to be disclosed by the Company in reports we file or submit under the Exchange Act is (i) recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the United States Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to the Company’s management, including the Company’s principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

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

ITEM 1A. RISK FACTORS

We have announced our intent to expand our sports betting operations.  There can be no assurance that we will be able to compete effectively or that our expansion initiatives will be successful and generate sufficient returns on our investment.

During the second quarter of 2018, the U.S. Supreme Court overturned the Federal ban on sports betting.  We anticipate accepting wagers on sporting events during the third quarter of 2018 at our casinos located in Mississippi, West Virginia, and potentially Pennsylvania.  Our ability to be successful with our proposed sports betting operations is dependent on potential legislation in various jurisdictions that affect the sports betting industry in the United States. We continue to engage with state lawmakers in our other jurisdictions to advocate for the passage of sports betting laws with reasonable tax rates and license fees, similar to legislation enacted in West Virginia, Mississippi and Nevada.

Our sports betting operations will compete in a rapidly evolving and highly competitive market against an increasing number of competitors.  In order to compete successfully, we may need to enter into agreements with strategic partners and other third party vendors and we may not be able to do so on terms that are favorable to us.  The success of our proposed sports betting operations is dependent on a number of additional factors that are beyond our control, including the ultimate tax rates and license fees charged by jurisdictions across the United States; our ability to gain market share in a newly developing market; our ability to compete with new entrants in the market; changes in consumer demographics and public tastes and preferences; and the availability and popularity of other forms of entertainment.  There can be no assurance that we will be able to compete effectively or that our expansion will be successful and generate sufficient returns on our investment.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

On February 3, 2017, the Company announced a repurchase program pursuant to which the Board of Directors authorized the repurchase of up to $100 million of the Company’s common stock, which can be executed over a two-year period.  During 2017, the Company repurchased a total of 1,264,149 shares at an average price of $19.59.  The remaining maximum dollar value of shares that may still be repurchased under the program is $75.2 million. The Company did not repurchase any shares during the three and six months ended June 30, 2018.  All of the repurchased shares have been retired.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

Exhibit	Description of Exhibit

2.1

Agreement and Plan of Merger dated as of June 18, 2018, among VICI Properties Inc., Riverview Merger Sub Inc., Penn Tenant II, LLC, Penn National Gaming, Inc., Bossier Casino Venture (HoldCo), Inc. and Silver Slipper Gaming, LLC. (Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed on June 19, 2018).

10.1#	Penn National Gaming, Inc. 2018 Long Term Incentive Compensation Plan. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on June 13, 2018).

10.2

Membership Interest Purchase Agreement dated as of June 18, 2018, among VICI Properties Inc., Riverview Merger Sub Inc., Penn Tenant II, LLC and Penn National Gaming, Inc. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on June 19, 2018).

10.3*	Fifth Amendment to the Master Lease.

31.1*	CEO Certification pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

31.2*	CFO Certification pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

32.1*	CEO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	CFO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Balance Sheets at June 30, 2018 and December 31, 2017, (ii) the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2018 and 2017, (iii) the Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2018 and 2017, (iv) the Condensed Consolidated Statements of Changes in Shareholders’ Equity for the six months ended June 30, 2018, (v) the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2018 and 2017 and (vi) the notes to the Condensed Consolidated Financial Statements, tagged as blocks of text.

#       Compensation plans and arrangements for executives and others.

*       Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PENN NATIONAL GAMING, INC.

August 1, 2018	By:	/s/ Timothy J. Wilmott
Timothy J. Wilmott
Chief Executive Officer (Principal Executive Office and Duly Authorized Officer)