Form 10-Q
period 2018-09-30
PENN NATIONAL GAMING INC
filed 2018-11-08
CIK 921738

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Indicate by check mark whether the registrant is a shell company  (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title	Outstanding as of October 31, 2018
Common Stock, par value $.01 per share	118,855,917 (includes 567,354 shares of restricted stock)

This document contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  These statements can be identified by the use of forward looking terminology such as “expects,” “believes,” “estimates,” “projects,” “intends,” “plans,” “seeks,” “may,” “will,” “should” or “anticipates” or the negative or other variations of these or similar words, or by discussions of future events, strategies or risks and uncertainties.  Specifically, forward-looking statements may include, among others, statements concerning: our expectations of future results of operations and financial condition;  expectations for our properties or our development projects; the timing, cost and expected impact of planned capital expenditures on our results of operations; our expectations with regard to the impact of competition; our expectations with regard to acquisitions and development opportunities, as well as the integration of any companies we have acquired or may acquire; the outcome and financial impact of the litigation in which we are or will be periodically involved; the actions of regulatory, legislative, executive or judicial decisions at the federal, state or local level with regard to our business and the impact of any such actions; our ability to maintain regulatory approvals for our existing businesses and to receive regulatory approvals for our new businesses; our expectations relative to margin improvement initiatives; our expectations regarding economic and consumer conditions; and our expectations for the continued availability and cost of capital.  As a result, actual results may vary materially from expectations.  Although the Company believes that its expectations are based on reasonable assumptions within the bounds of its knowledge of its business, there can be no assurance that actual results will not differ materially from our expectations.  Meaningful factors that could cause actual results to differ from expectations include, but are not limited to, risks related to the following: the ability of our operating teams to drive revenue and margins; the impact of significant competition from other gaming and entertainment operations; our ability to obtain timely regulatory approvals required to own, develop and/or operate our facilities, or other delays, approvals or impediments to completing our planned acquisitions or projects, construction factors, including delays, and increased costs; the passage of state, federal or local legislation (including referenda) that would expand, restrict, further tax, prevent or negatively impact operations in or adjacent to the jurisdictions in which we do or seek to do business (such as a smoking ban at any of our facilities or the award of additional gaming licenses proximate to our facilities); the effects of local and national economic, credit, capital market, housing, and energy conditions on the economy in general and on the gaming and lodging industries in particular; the activities of our competitors and the rapid emergence of new competitors (traditional, internet, social, sweepstakes based and video gaming terminals (“VGTs”) in bars and truck stops); increases in the effective rate of taxation for any of our operations or at the corporate level; our ability to identify attractive acquisition and development opportunities (especially in new business lines) and to agree to terms with, and maintain good relationships with partners/municipalities for such transactions; the costs and risks involved in the pursuit of such opportunities and our ability to complete the acquisition or development of, and achieve the expected returns from, such opportunities; our ability to maintain market share in established markets and to continue to ramp up operations at our recently opened facilities; our expectations for the continued availability and cost of capital; the impact of weather; changes in accounting standards; the risk of failing to maintain the integrity of our information technology infrastructure and safeguard our business, employee and customer data; factors which may cause the Company to curtail or suspend the share repurchase program;  with respect to our Plainridge Park Casino in Massachusetts, the ultimate location and timing of the other gaming facilities in the state and the region; with respect to our interactive gaming endeavors, risks related to the commencement of real money online gaming in the state of Pennsylvania, significant competition in the social gaming industry, employee retention, cyber-security, data privacy, intellectual property and legal and regulatory challenges, as well as our ability to successfully develop innovative products that attract and retain a significant number of players in order to grow our revenues and earnings; with respect to Illinois Gaming Investors, LLC, d/b/a Prairie State Gaming, risks relating to potential changes in the VGT laws, our ability to successfully compete in the VGT market, our ability to retain existing customers and secure new customers, risks relating to municipal authorization of VGT operations and the implementation and the ultimate success of the products and services being offered; with respect to our proposed Pennsylvania casinos in York and Berks Counties, risks related to construction, including the receipt of all requisite approvals, and our ability to achieve our expected budget timelines and investment returns, as well as the ultimate location of other gaming facilities in the state; risks related to the integration of Pinnacle Entertainment, Inc. (“Pinnacle”); including potential adverse reactions or changes to business or employee relationships, the possibility that the anticipated benefits of the transaction are not realized when expected or at all, including as a result of the impact of, or issues arising from, the integration of the two companies and risks associated with increased leverage from the transaction; with respect to our pending acquisition of the Margaritaville Resort Casino (“Margaritaville”) operations, the possibility that the proposed transaction does not close when expected or at all because required regulatory or other approvals are not received or other conditions to the closing are not satisfied on a timely basis or at all; potential adverse reactions or changes to business or employee relationships, including those resulting from the announcement or completion of the transaction; potential litigation challenging the transaction; the possibility that the anticipated benefits of the transaction are not realized when expected or at all, including as a result of the impact of, or issues arising from, the integration of the companies and our ability to realize potential synergies or projected financial results; with respect to our sports betting operations, risks relating to entering into a new line of business, including our ability to establish relationships with key partners or vendors and generate sufficient returns on investment, as well as risks relating to potential legislation in various jurisdictions; and other factors as discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, subsequent Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, each as filed with the United States Securities and Exchange Commission.  The Company does not intend to update publicly any forward-looking statements except as required by law.

PENN NATIONAL GAMING, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Penn National Gaming, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data) (unaudited)

	September 30,	December 31,
	2018	2017
Assets
Current assets
Cash and cash equivalents	$244,548	$277,953
Receivables, net of allowance for doubtful accounts of $3,009 and $2,983 at September 30, 2018 and December 31, 2017, respectively	49,542	62,805
Prepaid expenses	40,122	43,780
Other current assets	14,154	16,494
Total current assets	348,366	401,032
Property and equipment, net	2,650,322	2,756,669
Other assets
Investment in and advances to unconsolidated affiliates	124,653	148,912
Goodwill	1,008,891	1,008,097
Other intangible assets, net	472,968	422,606
Deferred income taxes	385,108	390,943
Loan to the JIVDC, net of allowance for loan losses of $64,052 at December 31, 2017	—	20,900
Other assets	93,534	85,653
Total other assets	2,085,154	2,077,111
Total assets	$5,083,842	$5,234,812

Liabilities
Current liabilities
Current portion of financing obligation to GLPI	$23,068	$56,248
Current maturities of long-term debt	39,223	35,612
Accounts payable	21,801	26,048
Accrued expenses	126,874	125,688
Accrued interest	5,788	13,528
Accrued salaries and wages	91,195	111,252
Gaming, pari-mutuel, property, and other taxes	70,071	69,645
Insurance financing	2,847	2,404
Other current liabilities	91,770	89,584
Total current liabilities	472,637	530,009

Long-term liabilities
Long-term financing obligation to GLPI, net of current portion	3,467,415	3,482,573
Long-term debt, net of current maturities and debt issuance costs	1,013,747	1,214,625
Noncurrent tax liabilities	37,258	34,099
Other noncurrent liabilities	22,329	46,652
Total long-term liabilities	4,540,749	4,777,949

Shareholders' equity (deficit)
Series B Preferred stock ($.01 par value, 1,000,000 shares authorized, no shares issued and outstanding at September 30, 2018 and December 31, 2017)	—	—
Series C Preferred stock ($.01 par value, 18,500 shares authorized, no shares issued and outstanding at September 30, 2018 and December 31, 2017)	—	—
Common stock ($.01 par value, 200,000,000 shares authorized, 94,595,019 and 93,392,635 shares issued, and 92,427,626 and 91,225,242 shares outstanding at September 30, 2018 and December 31, 2017, respectively)	945	933
Treasury stock, at cost (2,167,393 shares held at September 30, 2018 and December 31, 2017)	(28,414)	(28,414)
Additional paid-in capital	1,023,843	1,007,606
Retained deficit	(925,918)	(1,051,818)
Accumulated other comprehensive loss	—	(1,453)
Total shareholders' equity (deficit)	70,456	(73,146)
Total liabilities and shareholders' equity (deficit)	$5,083,842	$5,234,812

See accompanying notes to the condensed consolidated financial statements.

Penn National Gaming, Inc. and Subsidiaries

Condensed Consolidated Statements of Income

(in thousands, except per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

Revenues
Gaming	$646,335	$691,028	$1,965,923	$2,033,263
Food, beverage, hotel and other	138,769	153,833	403,402	453,722
Management service fees	637	3,550	6,043	8,809
Reimbursable management costs	3,910	6,679	57,281	19,824
Revenues	789,651	855,090	2,432,649	2,515,618
Less promotional allowances	—	(48,843)	—	(136,684)
Net revenues	789,651	806,247	2,432,649	2,378,934

Operating expenses
Gaming	351,995	350,847	1,043,205	1,028,056
Food, beverage, hotel and other	95,967	107,057	284,059	313,363
General and administrative	125,084	107,201	379,006	363,112
Reimbursable management costs	3,910	6,679	57,281	19,824
Depreciation and amortization	56,852	66,483	175,801	205,688
Provision (recovery) for loan loss and unfunded loan commitments to the JIVDC and impairment losses	—	24,317	(16,367)	29,952
Insurance recoveries	—	—	(68)	—
Total operating expenses	633,808	662,584	1,922,917	1,959,995
Income from operations	155,843	143,663	509,732	418,939

Other income (expenses)
Interest expense	(114,844)	(118,236)	(346,457)	(350,000)
Interest income	246	304	736	3,185
Income from unconsolidated affiliates	5,696	4,781	16,791	14,350
Loss on early extinguishment of debt and modification costs	(311)	—	(3,772)	(23,390)
Other	(1,435)	(236)	(1,479)	(2,202)
Total other expenses	(110,648)	(113,387)	(334,181)	(358,057)

Income from operations before income taxes	45,195	30,276	175,551	60,882
Income tax provision (benefit)	9,070	(759,064)	40,001	(750,641)
Net income	$36,125	$789,340	$135,550	$811,523

Earnings per common share:
Basic earnings per common share	$0.39	$8.68	$1.48	$8.93
Diluted earnings per common share	$0.38	$8.43	$1.43	$8.74

See accompanying notes to the condensed consolidated financial statements.

Penn National Gaming, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income

(in thousands) (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net income	$36,125	$789,340	$135,550	$811,523
Other comprehensive income, net of tax:
Foreign currency translation adjustment during the period	—	1,836	—	3,491
Other comprehensive income	—	1,836	—	3,491
Comprehensive income	$36,125	$791,176	$135,550	$815,014

See accompanying notes to the condensed consolidated financial statements.

Penn National Gaming, Inc. and Subsidiaries

Condensed Consolidated Statements of Changes in Shareholders’ (Deficit) Equity

(in thousands, except share data) (unaudited)

								Accumulated
						Additional		Other	Total
	Preferred Stock		Common Stock		Treasury	Paid-In	Retained	Comprehensive	Shareholders’
	Shares	Amount	Shares	Amount	Stock	Capital	(Deficit)	(Loss)	(Deficit ) Equity
Balance, December 31, 2017	—	—	91,225,242	933	(28,414)	1,007,606	(1,051,818)	(1,453)	(73,146)
Share-based compensation arrangements	—	—	1,202,384	12	—	16,237	—	—	16,249
Reclassification of AOCI to earnings upon termination of the Casino Rama management contract	—	—	—	—	—	—	—	1,453	1,453
Cumulative-effect adjustment upon adoption of ASC 606 "Revenue from Contracts with Customers"	—	—	—	—	—	—	(9,650)	—	(9,650)
Net income	—	—	—	—	—	—	135,550	—	135,550
Balance, September 30, 2018	—	$—	92,427,626	$945	$(28,414)	$1,023,843	$(925,918)	$—	$70,456

See accompanying notes to the condensed consolidated financial statements.

Penn National Gaming, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(in thousands) (unaudited)

Nine Months Ended September 30,	2018	2017

Operating activities
Net income	$135,550	$811,523
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	175,801	205,688
Amortization of items charged to interest expense and interest income	4,608	5,333
Change in fair values of contingent purchase price	1,743	(16,794)
Loss on sale of property and equipment	3,223	103
Income from unconsolidated affiliates	(16,791)	(14,350)
Distributions from unconsolidated affiliates	21,550	21,200
Deferred income taxes	7,879	(762,788)
Charge for stock-based compensation	8,847	5,827
(Recovery) provision for loan loss and unfunded loan commitments to the JIVDC and impairment losses	(16,367)	29,952
Reclassification of AOCI to earnings upon termination of the Casino Rama management contract	1,453	—
Write off of debt issuance costs and discounts	3,772	5,377
Loss on early extinguishment and modification of debt	—	18,012
Decrease (increase), net of businesses acquired
Accounts receivable	11,193	2,334
Prepaid expenses and other current assets	(2,239)	(6,632)
Other assets	(7,901)	1,316
(Decrease) increase, net of businesses acquired
Accounts payable	(5,101)	(1,753)
Accrued expenses	(9,760)	7,270
Accrued interest	(7,740)	(489)
Accrued salaries and wages	(20,057)	(1,311)
Gaming, pari-mutuel, property and other taxes	1,018	11,433
Income taxes	5,628	6,818
Other current and noncurrent liabilities	4,715	27,272
Net cash provided by operating activities	301,024	355,341
Investing activities
Project capital expenditures	(2,148)	(23,611)
Maintenance capital expenditures	(54,813)	(46,631)
Insurance remediation proceeds	—	577
Loan to the JIVDC	(338)	(739)
Receipts applied against nonaccrual loan to the JIVDC	512	5,472
Proceeds from the sale of loan to the JIVDC	15,186	—
Proceeds from sale of property and equipment	255	762
Additional contributions from/(to) joint ventures	18,892	(250)
Consideration paid for acquisitions of businesses, gaming licenses, and other intangibles, net of cash acquired	(61,647)	(128,032)
Net cash used in investing activities	(84,101)	(192,452)
Financing activities
Proceeds from exercise of options	7,402	7,230
Repurchase of common stock	—	(24,796)
Principal payments on financing obligation with GLPI	(48,338)	(43,421)
Proceeds from issuance of long-term debt, net of issuance costs	—	1,174,362
Proceeds from revolving credit facility draws	89,000	244,435
Increase to financing obligation in connection with acquisition	—	82,600
Repayments on long-term debt	(190,861)	(1,097,055)
Prepayment penalties and modification payments incurred with debt refinancing	—	(18,012)
Repayments on revolving credit facility	(89,000)	(395,435)
Payments of other long-term obligations	(14,786)	(35,227)
Payments of contingent purchase price	(4,188)	(19,537)
Proceeds from insurance financing	8,541	8,768
Payments on insurance financing	(8,098)	(11,404)
Net cash used in financing activities	(250,328)	(127,492)
Net (decrease) increase in cash and cash equivalents	(33,405)	35,397
Cash and cash equivalents at beginning of year	277,953	229,510
Cash and cash equivalents at end of period	$244,548	$264,907

Supplemental disclosure
Interest expense paid, net of amounts capitalized	$350,159	$345,460
Income taxes paid (refunds received)	$23,788	$(21,452)

Non-cash investing activities
Accrued capital expenditures	$4,850	$2,493
Accrued advances to Jamul Tribe	$—	$1,329

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

Penn National Gaming, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

1.  Organization and Basis of Presentation

Penn National Gaming, Inc. (“Penn”) and together with its subsidiaries (collectively, the “Company,” “we,” “our,” or “us”) is a diversified, multi-jurisdictional owner and manager of gaming and racing facilities and video gaming terminal operations with a focus on slot machine entertainment. We have also expanded into social online gaming offerings via our Penn Interactive Ventures, LLC (“Penn Interactive Ventures”) division and our acquisition of Rocket Speed, Inc. (“Rocket Speed”) and into retail gaming in Illinois with our Prairie State Gaming subsidiary. As of September 30, 2018, the Company owned, managed, or had ownership interests in twenty-seven facilities in the following fifteen jurisdictions:  Florida, Illinois, Indiana, Kansas, Maine, Massachusetts, Mississippi, Missouri, Nevada, New Jersey, New Mexico, Ohio, Pennsylvania, Texas, and West Virginia.  Additionally, on October 15, 2018, the Company closed on the acquisition of Pinnacle Entertainment, Inc. (“Pinnacle”) and we now operate a total of 40 facilities in eighteen jurisdictions, including Colorado, Iowa and Louisiana.  See Note 10 “Subsequent Events” for more information.

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

Operating results for the three and nine months ended September 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018. The notes to the consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2017 should be read in conjunction with these condensed consolidated financial statements.  The December 31, 2017 financial information has been derived from the Company’s audited consolidated financial statements.

2.  New Accounting Pronouncements

Accounting Pronouncements Implemented in 2018

ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)” - On January 1, 2018, the Company adopted the new revenue standard ASC 606, “Revenue from Contracts with Customers (Topic 606),” and all the related amendments (“new revenue standard”) to all contracts using the modified retrospective method.  As part of the adoption, the Company utilized a practical expedient that permits the evaluation of incomplete contracts (such as our loyalty point obligations) as completed contracts.  The Company recognized the cumulative effect of initially applying the new revenue standard as an adjustment to the opening balance of retained earnings.  The comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods.  The Company does not expect the adoption of the new revenue standard to have a material impact to its net income on a continuing basis and it did not have a material effect for the three and nine months ended September 30, 2018.

In accordance with the new revenue standard requirement, the disclosure of the impact of adoption on our condensed consolidated statements of income and condensed consolidated balance sheets at and for the period ended September 30, 2018 are as follows (in thousands):

	Three Months Ended September 30, 2018 As Reported	Loyalty Point Impact (1)	Promotional Allowance Impact (2)	Reimbursable Expense - Casino Rama Impact (3)	Racing Revenue Impact (4)	Balances Without Adoption of ASC 606	Effect of Change Higher / (Lower)
Income Statement

Revenues
Gaming	$646,335	$(88)	$42,744	$-	$-	$688,991	$(42,656)
Food, beverage, hotel and other	138,769	(52)	4,794	-	8,323	151,834	(13,065)
Management service fees	637	-	-	-	-	637	-
Reimbursable management costs	3,910	-	-	(3,910)	-	-	3,910
Revenues	789,651	(140)	47,538	(3,910)	8,323	841,462	(51,811)
Less: promotional allowances	-	-	(47,538)	-	-	(47,538)	47,538
Net Revenue	789,651	(140)	-	(3,910)	8,323	793,924	(4,273)

Operating expenses
Gaming	351,995	(97)	-	-	-	351,898	97
Food, beverage, hotel and other	95,967	-	-	-	8,323	104,290	(8,323)
General and administrative	125,084	-	-	-	-	125,084	-
Reimbursable management costs	3,910	-	-	(3,910)	-	-	3,910
Depreciation and amortization	56,852	-	-	-	-	56,852	-
Total operating expenses	633,808	(97)	-	(3,910)	8,323	638,124	(4,316)
Income from operations	155,843	(43)	-	-	-	155,800	43

Income from operations before income taxes	45,195	(43)	-	-	-	45,152	43
Income tax provision (benefit)	9,070	(9)	-	-	-	9,061	9
Net income	$36,125	$(34)	$-	$-	$-	$36,091	$34

	Nine Months Ended September 30, 2018 As Reported	Loyalty Point Impact (1)	Promotional Allowance Impact (2)	Reimbursable Expense - Casino Rama Impact (3)	Racing Revenue Impact (4)	Balances Without Adoption of ASC 606	Effect of Change Higher / (Lower)
Income Statement

Revenues
Gaming	$1,965,923	$(2,070)	$111,807	$-	$-	$2,075,660	$(109,737)
Food, beverage, hotel and other	403,402	(150)	27,884	-	27,149	458,285	(54,883)
Management service fees	6,043	-	-	-	-	6,043	-
Reimbursable management costs	57,281	-	-	(46,822)	-	10,459	46,822
Revenues	2,432,649	(2,220)	139,691	(46,822)	27,149	2,550,447	(117,798)
Less: promotional allowances	-	-	(139,691)	-	-	(139,691)	139,691
Net Revenue	2,432,649	(2,220)	-	(46,822)	27,149	2,410,756	21,893

Operating expenses
Gaming	1,043,205	(1,532)	-	-	-	1,041,673	1,532
Food, beverage, hotel and other	284,059	-	-	-	27,149	311,208	(27,149)
General and administrative	379,006	-	-	-	-	379,006	-
Reimbursable management costs	57,281	-	-	(46,822)	-	10,459	46,822
Depreciation and amortization	175,801	-	-	-	-	175,801	-
Recovery for loan loss and unfunded commitments to the JIVDC and impairment losses	(16,367)	-	-	-	-	(16,367)	-
Insurance recoveries	(68)	-	-	-	-	(68)	-
Total operating expenses	1,922,917	(1,532)	-	(46,822)	27,149	1,901,712	21,205
Income from operations	509,732	(688)	-	-	-	509,044	688

Income from operations before income taxes	175,551	(688)	-	-	-	174,863	688
Income tax provision (benefit)	40,001	(157)	-	-	-	39,844	157
Net income	$135,550	$(531)	$-	$-	$-	$135,019	$531

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

(3)

The Company revised its accounting for reimbursable costs associated with our management service contract for Casino Rama, which expired during the third quarter of 2018.  Under the new revenue standard, reimbursable costs, which primarily consist of payroll costs, must be recognized as revenue on a gross basis, with an offsetting amount charged to reimbursable management costs within operating expenses, as we are the controlling entity to the arrangement.  Prior to this revision, the Company recorded these reimbursable amounts on a net basis.

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

	As Reported At September 30, 2018	Balances Without the Adoption of ASC 606	Effect of Change Higher (Lower)
Balance Sheet

Other assets
Deferred income taxes	$385,108	$383,447	$1,661

Current liabilities
Accrued expenses	126,874	115,868	11,006

Shareholders' equity
Retained deficit	(925,918)	(916,799)	(9,119)

The cumulative effect of the changes made to our consolidated January 1, 2018 balance sheet for the adoption of ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)” were as follows (in thousands):

	Balance at December 31, 2017	Adjustment Due to ASU 2014-09	Balance at January 1, 2018

Balance Sheet

Other assets
Deferred income taxes	$390,943	$2,044	$392,987

Current liabilities
Accrued expenses	125,688	11,694	137,382

Shareholders' (deficit)
Retained deficit	(1,051,818)	(9,650)	(1,061,468)

In August 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows (Topic 230): Clarification of Certain Cash Receipts and Cash Payments.”  The amendments are intended to address diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows.  The amendments provide guidance on the following specific cash flow issues: (a) debt prepayment or debt extinguishment costs; (b) settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing; (c) contingent consideration payments made after a business combination; (d) proceeds from the settlement of insurance claims; (e) proceeds from the settlement of corporate-owned life insurance policies, including bank-owned life insurance policies; (f) distributions received from equity method investees; (g) beneficial interest in securitization transactions; and (h) separately identifiable cash flows and application of the predominance principle.  The new guidance is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2017.  The Company adopted this new guidance on January 1, 2018 on a retrospective basis. As a result of adopting this new guidance, the impact to the comparative period ended September 30, 2017 was an increase to net cash provided by operating activities and an increase to net cash used in financing activities of $18.0 million, respectively, within the Company’s Condensed Consolidated Statement of Cash Flows.

New Accounting Pronouncements to be Implemented in Fiscal Year 2019

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842),” which will require, among other items, lessees to recognize a right-of-use asset and a lease liability for most leases. In July 2018, the FASB issued ASU No. 2018-11, “Leases (Topic 842): Targeted Improvements” and ASU No. 2018-10, “Codification Improvements to Topic 842, Leases.” Extensive quantitative and qualitative disclosures, including significant judgments made by management, will be required to provide greater insight into the extent of expenses recognized and expected to be recognized from existing contracts. The accounting applied by a lessor is largely unchanged from that applied under the current standard. The standard must be adopted using a modified retrospective transition approach. The Company anticipates taking advantage of the practical expedient options which allow an entity to not reassess whether any existing or expired contracts contain leases, not reassess lease classifications for existing or expired leases, and an entity does not need to reassess initial direct costs for any existing leases, and we are further evaluating other optional practical expedients and policy elections.  The Company is in the process of implementing changes to its systems and processes in conjunction with its review of existing lease agreements. Management has not yet completed its assessment of the impact of the new standard on the Company’s consolidated financial statements, however, the Company has numerous operating leases which, under the new standard, will need to be reported as an asset and a liability on our consolidated balance sheet.  The precise amount of this asset and liability will be determined based on the leases that exist at the Company on the date of adoption.  The new guidance is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2018, with early adoption permitted.   The adoption of this standard is expected to have a material impact on the Company’s consolidated financial statements as the Company has significant operating lease commitments that are off-balance sheet in accordance with current U.S. GAAP.

In June 2018, the FASB issued ASU No. 2018-07 “Compensation - Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting.” These amendments expand the scope of Topic 718, Compensation - Stock Compensation (which currently only includes share-based payments to employees) to include share-based payments issued to nonemployees for goods or services. Consequently, the accounting for share-based payments to nonemployees and employees will be substantially aligned. This new standard supersedes Subtopic 505-50, Equity - Equity-Based Payments to Non-Employees. The guidance is effective for public companies for fiscal years, and interim fiscal periods within those fiscal years, beginning after December 15, 2018 with early adoption permitted, but no earlier than a company’s adoption date of Topic 606, Revenue from Contracts with Customers. The Company does not expect the adoption to have a material impact to its consolidated financial statements.

New Accounting Pronouncements to be Implemented in Fiscal Year 2020

In August 2018, the FASB issued ASU No. 2018-15 “Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract.” These amendments align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contact with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). The accounting for the service element of a hosting arrangement that is a service contract is not affected by these amendments. The guidance is effective for public companies for fiscal years, and interim fiscal periods within those fiscal years, beginning after December 15, 2019, with early adoption permitted.  The Company does not expect the adoption to have a material impact to its consolidated financial statements.

In August 2018, the FASB issued ASU 2018-13 “Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement.” The ASU removes the requirement to disclose: (a) the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy; (b) the policy for timing of transfers between levels; and (c) the valuation processes for Level 3 fair value measurements.  This new standard requires disclosure of changes in unrealized gains and losses for the period included in other comprehensive income (loss) for recurring Level 3 fair value measurements held at the end of the reporting period and the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. The amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date.  The guidance is effective for public companies for fiscal years, and interim fiscal periods within those fiscal years, beginning after December 15, 2019, with early adoption permitted. The Company is currently evaluating this guidance to determine the impact on its disclosures.

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

Promotional Allowances

The retail value of lodging, food and beverage, and other services furnished to patrons for free as an inducement to gamble as well as the retail value of customer redemption of loyalty points are included in food, beverage, hotel and other revenue and offset as a deduction to gaming revenue in accordance with the new revenue standard and consists of the following for the period ended September 30, 2018:

Three Months Ended September 30,	2018
(in thousands)
Lodging	$10,490
Food and beverage	30,567
Other	1,687
Total amount recorded in food, beverage, hotel and other revenues and offset to gaming revenues	$42,744

Nine Months Ended September 30,	2018
(in thousands)
Lodging	$30,793
Food and beverage	77,317
Other	3,697
Total amount recorded in food, beverage, hotel and other revenues and offset to gaming revenues	$111,807

The estimated cost of providing such complimentary services to patrons for free as an inducement to gamble as well as for the fulfillment of our loyalty point obligation are included in food, beverage, hotel and other expenses and consists of the following for the period ended September 30, 2018:

Three Months Ended September 30,	2018
(in thousands)
Lodging	$1,481
Food and beverage	11,509
Other	574
Total cost of complimentary services included in food, beverage, hotel and other expense	$13,564

Nine Months Ended September 30,	2018
(in thousands)
Lodging	$4,302
Food and beverage	28,969
Other	1,151
Total cost of complimentary services included in food, beverage, hotel and other expense	$34,422

Revenue Disaggregation

The Company is a geographically diversified, multi-jurisdictional owner and manager of gaming and racing facilities and video gaming terminal operations.  Our operations are focused in regional gaming markets located within the Northeastern, South/Western and Midwestern United States.  We also managed a casino for another entity in Canada, which terminated on July 18, 2018.  We generate revenues at our owned and operated properties by providing the following types of services: (i) gaming, (ii) food and beverage, (iii) lodging, (iv) racing, (v) reimbursable management costs and (vi) other.  Our revenue disaggregation by type of revenue and geographic location is as follows (in thousands):

Three Months Ended September 30, 2018	Northeast	South/West	Midwest	Other	Total

Gaming	$356,787	$93,580	$195,968	$-	$646,335
Food and beverage	21,669	30,572	17,080	230	69,551
Lodging	2,684	23,279	9,004	-	34,967
Racing	3,842	122	-	1,451	5,415
Reimbursable management costs	3,910	-	-	-	3,910
Other	9,926	5,435	5,855	8,257	29,473
Total net revenues	$398,818	$152,988	$227,907	$9,938	$789,651

Nine Months Ended September 30, 2018	Northeast	South/West	Midwest	Other	Total

Gaming	$1,076,709	$290,890	$598,324	$-	$1,965,923
Food and beverage	60,419	88,475	48,225	812	197,931
Lodging	6,950	70,899	25,921	-	103,770
Racing	14,009	228	-	4,638	18,875
Reimbursable management costs	46,822	10,459	-	-	57,281
Other	31,064	16,702	15,982	25,121	88,869
Total net revenues	$1,235,973	$477,653	$688,452	$30,571	$2,432,649

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

The Company’s loyalty credit obligation was $21.4 million at September 30, 2018 compared to $24.7 million upon the adoption of the new revenue standard at January 1, 2018.  Our loyalty credit obligations are generally settled within six months of issuance.  Changes between the opening and closing balances primarily relate to the timing of the customer’s election to redeem loyalty points for complimentaries and products offered at our food and beverage outlets, hotels and retail stores.

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

The Company’s advance payments on goods and services yet to be provided or for unpaid wagers were $19.2 million and $21.2 million at September 30, 2018 and December 31, 2017, respectively, of which $0.8 million and $1.3 million are classified as long-term, respectively.

Gaming and Racing Taxes

The Company is subject to gaming and pari-mutuel taxes based on gross gaming revenue and pari-mutuel revenue in the jurisdictions in which it operates. The Company primarily recognizes gaming and pari-mutuel tax expense based on the statutorily required percentage of revenue that is required to be paid to state and local jurisdictions in the states where or in which wagering occurs. In certain states in which the Company operates, gaming taxes are based on graduated rates. The Company records gaming tax expense at the Company’s estimated effective gaming tax rate for the year, considering estimated taxable gaming revenue and the applicable rates. Such estimates are adjusted each interim period. If gaming tax rates change during the year, such changes are applied prospectively in the determination of gaming tax expense in future interim periods. For the three and nine months ended September 30, 2018, these expenses, which are recorded primarily within gaming expense in the condensed consolidated statements of income, were $250.1 million and $750.5 million, respectively, as compared to $252.9 million and $751.8 million, respectively, for the three and nine months ended September 30, 2017.

Long-term Asset Related to the Jamul Indian Village

On May 25, 2018, the Company entered into a purchase agreement (the “Purchase Agreement”) with the senior lender under the credit facility for the gaming facility to sell them all of the Company’s outstanding rights and obligations under the Term Loan C and the Jamul Indian Village Development Corporation (“JIVDC”) Commitments.  Pursuant to the Purchase Agreement and related agreements, the Company received cash proceeds of $15.2 million from the sale and has been relieved of all rights and obligations with respect to the JIVDC.  The sale of the loan resulted in a recovery of loan losses and unfunded loan commitments of $17.0 million for the nine month period ended September 30, 2018.

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

The following table reconciles the weighted-average common shares outstanding used in the calculation of basic EPS to the weighted-average common shares outstanding used in the calculation of diluted EPS for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended September 30,	Three Months Ended September 30,	Nine Months Ended September 30,	Nine Months Ended September 30,
	2018	2017	2018	2017
	(in thousands)		(in thousands)
Determination of shares:
Weighted-average common shares outstanding	91,948	90,913	91,538	90,865
Assumed conversion of dilutive employee stock-based awards	3,163	2,582	3,264	1,957
Assumed conversion of restricted stock	223	94	213	81
Diluted weighted-average common shares outstanding	95,334	93,589	95,015	92,903

Options to purchase 660,436 and 655,952 shares and 36,934 and 87,160 were outstanding during the three and nine months ended September 30, 2018 and 2017, respectively, but were not included in the computation of diluted EPS because they were antidilutive.

The following table presents the calculation of basic and diluted EPS for the Company’s common stock for the three and nine months ended September 30, 2018 and 2017 (in thousands, except per share data):

	Three Months Ended September 30,	Three Months Ended September 30,	Nine Months Ended September 30,	Nine Months Ended September 30,
	2018	2017	2018	2017
Calculation of basic EPS:
Net income applicable to common stock	$36,125	$789,340	$135,550	$811,523
Weighted-average common shares outstanding	91,948	90,913	91,538	90,865
Basic EPS	$0.39	$8.68	$1.48	$8.93

Calculation of diluted EPS using two-class method:
Net income applicable to common stock	$36,125	$789,340	$135,550	$811,523
Diluted weighted-average common shares outstanding	95,334	93,589	95,015	92,903
Diluted EPS	$0.38	$8.43	$1.43	$8.74

Stock-Based Compensation

The Company accounts for stock compensation under ASC 718, “Compensation-Stock Compensation,” which requires the Company to expense the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. This expense is recognized ratably over the requisite service period following the date of grant.

The fair value for stock options is estimated at the date of grant using the Black-Scholes option-pricing model, which requires management to make certain assumptions. The risk-free interest rate was based on the U.S. Treasury spot rate with a term equal to the expected life assumed at the date of grant. Expected volatility was estimated based on the historical volatility of the Company’s stock price over a period of 5.30 years, in order to match the expected life of the options at the grant date. Historically, at the grant date, there has been no expected dividend yield assumption since the Company has not paid any cash dividends on its common stock since its initial public offering in May 1994 and since the Company intends to retain all of its earnings to finance the development of its business for the foreseeable future. The weighted-average expected life was based on the contractual term of the stock option and expected employee exercise dates, which was based on the historical and expected exercise behavior of the Company’s employees.  The Company granted 663,343 and 1,486,790 stock options during the nine months ended September 30, 2018 and 2017, respectively.

Stock-based compensation expense for the three and nine months ended September 30, 2018 was $2.9 million and $8.8 million, respectively, as compared to $1.9 million and $5.8 million for the three and nine months ended September 30, 2017, respectively, and is included within the condensed consolidated statements of income under general and administrative expense.

The Company’s cash-settled phantom stock unit awards (“PSUs”), which vest over a period of four years, entitle employees and directors to receive cash based on the fair value of the Company’s common stock on the vesting date.  The PSUs are accounted for as liability awards and are re-measured at fair value each reporting period until they become vested with compensation expense being recognized over the requisite service period in accordance with ASC 718-30, “Compensation—Stock Compensation, Awards Classified as Liabilities.” The Company had a liability, which is included in accrued salaries and wages within the condensed consolidated balance sheets, associated with its PSUs of $2.9 million and $4.8 million at September 30, 2018 and December 31, 2017, respectively, primarily due to payouts on the awards. For PSUs, there was $5.3 million of total unrecognized compensation cost at September 30, 2018 that will be recognized over the grants remaining weighted average vesting period of 2.29 years. For the three and nine months ended September 30, 2018, the Company recognized $0.7 million and $2.2 million, respectively, of compensation expense associated with these awards, as compared to $0.8 million and $9.7 million, respectively, for the three and nine months ended September 30, 2017.  The changes are primarily due to the final vesting of the Company’s Transition Award Program on July 23, 2017 as well as changes in Penn’s stock prices at September 30th compared to December 31st in both years. The Company made no payments on these cash-settled awards during the three months ended September

30, 2018 and paid a total of $4.2 million for the nine months ended September 30, 2018, as compared to $8.2 million and $11.8 million for the three and nine months ended September 30, 2017, respectively.

For the Company’s cash-settled stock appreciation rights (“SARs”), the fair value of the SARs is calculated during each reporting period and estimated using the Black-Scholes option pricing model based on the various inputs discussed below. The Company’s SARs, which vest over a period of four years, are accounted for as liability awards since they will be settled in cash. The Company had a liability, which is included in accrued salaries and wages within the condensed consolidated balance sheets, associated with its SARs of $21.5 million and $24.0 million at September 30, 2018 and December 31, 2017, respectively. For SARs, there was $13.2 million of total unrecognized compensation cost at September 30, 2018 that will be recognized over the awards remaining weighted average vesting period of 2.21 years. For the three and nine months ended September 30, 2018, the Company recognized compensation expense of $1.1 million and $6.9 million, respectively, associated with these awards, as compared to compensation expense of $3.1 million and $11.7 million for the three and nine months ended September 30, 2017, respectively. The changes are primarily due to changes in Penn’s stock prices at September 30th compared to December 31st in both years, as well as a decrease in the number of outstanding awards at September 30, 2018 compared to September 30, 2017.  Amounts paid by the Company for the three and nine months ended September 30, 2018 on these cash-settled awards totaled $2.3 million and $9.8 million, respectively, as compared to $1.8 million and $4.4 million, respectively, for the three and nine months ended September 30, 2017.

In addition to the variances in cash-settled awards explained above, accrued salaries and wages decreased during the nine months ended September 30, 2018 due to the payment of 2017 bonuses during the first quarter of 2018.

The following are the weighted-average assumptions used in the Black-Scholes option-pricing model for stock option awards granted during the nine months ended September 30, 2018 and 2017, respectively:

Nine months ended September 30,	2018	2017
Risk-free interest rate	2.26%	1.97%
Expected volatility	30.80%	30.67%
Dividend yield	—	—
Weighted-average expected life (years)	5.30	5.30

Segment Information

The Company’s Chief Executive Officer, who is the Company’s Chief Operating Decision Maker (“CODM”), as that term is defined in ASC 280 “Segment Reporting,” measures and assesses the Company’s business performance based on regional operations of various properties grouped together based primarily on their geographic locations.

The Northeast reportable segment consists of the following properties: Hollywood Casino at Charles Town Races, Hollywood Casino Bangor, Hollywood Casino at Penn National Race Course, Hollywood Casino Toledo, Hollywood Casino Columbus, Hollywood Gaming at Dayton Raceway, Hollywood Gaming at Mahoning Valley Race Course, and Plainridge Park Casino. It also included the Company’s Casino Rama management service contract, which terminated on July 18, 2018.

The South/West reportable segment consists of the following properties: Zia Park Casino, Hollywood Casino Tunica, Hollywood Casino Gulf Coast, Boomtown Biloxi, M Resort, Tropicana Las Vegas, 1st Jackpot Casino Tunica (“1st Jackpot”), and Resorts Casino Tunica (“Resorts”).  It also included a management service contract with the JIVDC, which terminated at the end of May 2018.

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

The Other category consists of the Company’s standalone racing operations, namely Sanford-Orlando Kennel Club, the Company’s joint venture interests in Sam Houston Race Park, Valley Race Park, and Freehold Raceway. If the Company is successful in obtaining gaming operations at these locations, they would be assigned to one of the Company’s regional executives and reported in their respective reportable segment. The Other category also includes the Company’s corporate overhead operations, which does not meet the definition of an operating segment under ASC 280. Additionally, the Other category includes Penn Interactive Ventures, the Company’s wholly-owned subsidiary that represents its social online gaming initiatives, including Rocket Speed.  Penn Interactive Ventures is also anticipated to include Penn’s real money online gaming operations in Pennsylvania. Penn Interactive Ventures meets the definition of an operating segment under ASC 280, but is quantitatively not significant to the Company’s operations as it represents less than 2% of net revenues and income from operations for the three and nine months ended September 30, 2018, and its total assets represent approximately 2% of the Company’s total assets at September 30, 2018.

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

	Three months ended		Nine months ended
	September 30,		September 30,
	2018	2017	2018	2017

Net Revenues
Northeast	$398,818	$401,818	$1,235,973	$1,200,382
South/West	152,988	160,153	477,653	453,123
Midwest	227,907	232,051	688,452	685,236
Other (1)	9,938	12,225	30,571	40,193
Total Reportable Segment Net Revenues	789,651	806,247	2,432,649	2,378,934

Adjusted EBITDA
Northeast	128,910	127,644	397,844	384,094
South/West	38,910	35,046	130,608	106,436
Midwest	77,760	76,044	237,923	229,640
Other (1)	(15,881)	(13,516)	(47,024)	(40,103)
Total Reportable Segment Adjusted EBITDA	229,699	225,218	719,351	680,067

Other operating costs and other expenses (income)
Depreciation and amortization	56,852	66,483	175,801	205,688
Unconsolidated non-operating costs - Kansas JV	1,271	1,310	3,844	4,570
Interest expense	114,844	118,236	346,457	350,000
Interest income	(246)	(304)	(736)	(3,185)
Loss on disposal of assets	3,220	96	3,223	103
Provision (recovery) for loan loss and unfunded loan commitments to the JIVDC and impairment losses	—	24,317	(16,367)	29,952
Insurance recoveries	—	—	(68)	—
Cash-settled stock award variance	(1,692)	1,583	(1,354)	12,839
Pre-opening and significant transaction costs	5,187	1,848	17,159	4,593
Loss on early extinguishment of debt and modification costs	311	—	3,772	23,390
Other	1,435	236	1,479	2,202
Contingent purchase price	407	(20,716)	1,743	(16,794)
Charge for stock compensation	2,915	1,853	8,847	5,827
Income before income taxes	45,195	30,276	175,551	60,882
Income taxes	9,070	(759,064)	40,001	(750,641)
Net income	$36,125	$789,340	$135,550	$811,523

	Northeast	South/West	Midwest	Other (1)	Total

Three months ended September 30, 2018
Capital expenditures	$9,921	$4,616	$8,493	$973	$24,003

Three months ended September 30, 2017
Capital expenditures	$5,621	$12,681	$7,935	$1,045	$27,282

Nine months ended September 30, 2018
Capital expenditures	$21,397	$13,352	$17,869	$4,343	$56,961

Nine months ended September 30, 2017
Capital expenditures	$15,144	$33,227	$19,611	$2,260	$70,242

Balance sheet at September 30, 2018
Total assets (1)	$809,208	$763,654	$1,072,406	$2,438,574	$5,083,842
Investment in and advances to unconsolidated affiliates	105	—	84,891	39,657	124,653
Goodwill	21,242	244,695	674,558	68,396	1,008,891
Other intangible assets, net	360,643	690	98,998	12,637	472,968

Balance sheet at December 31, 2017
Total assets (1)	$821,649	$794,274	$1,070,204	$2,548,685	$5,234,812
Investment in and advances to unconsolidated affiliates	102	—	88,296	60,514	148,912
Goodwill	21,242	244,695	674,558	67,602	1,008,097
Other intangible assets, net	303,043	1,623	101,698	16,242	422,606

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

Other Comprehensive Income

The Company accounts for comprehensive income in accordance with ASC 220, “Comprehensive Income,” which establishes standards for the reporting and presentation of comprehensive income in the consolidated financial statements. The Company presents comprehensive income in two separate but consecutive statements. For the three and nine months ended September 30, 2018, $1.4 million of foreign currency translation adjustments was reclassified to net income at the conclusion of the Company’s management service contract with Casino Rama in July 2018. For the three and nine months ended September 30, 2017, foreign currency translation adjustments was the only component of other comprehensive income.

4.  Property and Equipment

Property and equipment, net, consists of the following:

	September 30,	December 31,
	2018	2017
	(in thousands)

Property and equipment - non-Master Lease
Land and improvements	$294,714	$294,695
Building and improvements	432,980	429,015
Furniture, fixtures and equipment	1,391,285	1,385,889
Leasehold improvements	134,900	130,801
Construction in progress	30,817	15,617
	2,284,696	2,256,017
Less Accumulated depreciation	(1,409,108)	(1,345,147)
	875,588	910,870
Property and equipment - Master Lease
Land and improvements	421,450	424,700
Building and improvements	2,258,577	2,258,577
	2,680,027	2,683,277
Less accumulated depreciation	(905,293)	(837,478)
	1,774,734	1,845,799
Property and equipment, net	$2,650,322	$2,756,669

Property and equipment, net decreased by $106.3 million for the nine months ended September 30, 2018 primarily due to depreciation expense, which is partially offset by maintenance capital expenditures, as well as improvements to food and beverage offerings at Tropicana Las Vegas.

Depreciation expense, for property and equipment including assets under capital leases, totaled $53.6 million and $163.9 million and $62.1 million and $190.8 million for the three and nine months ended September 30, 2018 and 2017, respectively, of which $22.7 million and $68.9 million and $23.4 million and $69.1 million related to assets under the Master Lease, respectively. No interest was capitalized in connection with major construction projects for the three and nine months ended September 30, 2018, as compared to $0.2 million for the three and nine months ended September 30, 2017.

5. Intangible Assets

Indefinite‑life intangible assets consist primarily of gaming licenses. The table below presents the gross carrying value, accumulated amortization, and net book value of each major class of other intangible assets at September 30, 2018 and December 31, 2017:

	September 30, 2018			December 31, 2017
	(in thousands)
	Gross			Gross
	Carrying	Accumulated	Net Book	Carrying	Accumulated	Net Book
	Value	Amortization	Value	Value	Amortization	Value
Indefinite-life intangible assets	$433,005	$—	$433,005	$375,405	$—	$375,405
Other intangible assets	135,555	95,592	39,963	131,483	84,282	47,201
Total	$568,560	$95,592	$472,968	$506,888	$84,282	$422,606

Total other intangible assets increased by $50.4 million for the nine months ended September 30, 2018 primarily due to the purchase of two Category 4 gaming licenses to operate up to 750 slot machines and initially up to 30 table games in York County, Pennsylvania for $50.1 million and in Berks County, Pennsylvania for $7.5 million, partially offset by $11.9 million in amortization of definite-lived intangible assets.  Other intangible assets have a weighted average remaining amortization period of approximately 4.2 years.

The Company’s intangible asset amortization expense was $3.3 million and $11.9 million, for the three and nine months ended September 30, 2018, respectively, as compared to $4.3 million and $14.8 million for the three and nine months ended September 30, 2017.

The following table presents expected intangible asset amortization expense based on existing intangible assets as of September 30, 2018 (in thousands):

Remaining 2018	$2,902
2019	10,200
2020	7,079
2021	4,106
2022	3,635
Thereafter	12,041
Total	$39,963

6.  Long-term Debt

Long-term debt, net of current maturities, is as follows:

	September 30,	December 31,
	2018	2017
	(in thousands)

Senior secured credit facility	$570,000	$760,000
$400 million 5.625% senior unsecured notes due January 15, 2027	400,000	400,000
Other long-term obligations	104,525	119,310
Capital leases	30	891
	1,074,555	1,280,201
Less current maturities of long-term debt	(39,223)	(35,612)
Less discount on senior secured credit facility Term Loan B	(1,418)	(2,558)
Less debt issuance costs	(20,167)	(27,406)
	$1,013,747	$1,214,625

The following is a schedule of future minimum repayments of long-term debt as of September 30, 2018 (in thousands):

Within one year	$39,223
1-3 years	99,443
3-5 years	249,032
Over 5 years	686,857
Total minimum payments	$1,074,555

Senior Secured Credit Facility

On January 19, 2017, the Company entered into a new senior secured credit facility. The new senior secured credit facility consists of a five year $700 million revolver, a five year $300 million Term Loan A facility, and a seven year $500 million Term Loan B facility (the “Amended Credit Facilities”). The Term Loan A facility was priced at LIBOR plus a spread (ranging from 3.00% to 1.25%) based on the Company’s consolidated total net leverage ratio as defined in the new senior secured credit facility. The Term Loan B facility was priced at LIBOR plus 2.50%, with a 0.75% LIBOR floor.  At September 30, 2018, the Company’s senior secured credit facility had a gross outstanding balance of $570.0 million, consisting of a $277.5 million Term Loan A facility and a $292.5 million Term Loan B facility. No amounts were outstanding on the revolving credit facility at September 30, 2018. Additionally, the Company had conditional obligations under letters of credit issued pursuant to the senior secured credit facility with face amounts aggregating $21.8 million, resulting in $678.2 million of available borrowing capacity as of September 30, 2018 under the revolving credit facility. In connection with the repayment of the previous senior secured credit facility, the Company recorded $1.7 million in refinancing costs and a $2.3 million loss on the early extinguishment of debt for the nine months ended September 30, 2017 related to the write-off of deferred debt issuance costs and the discount on the Term Loan B facility of the previous senior secured credit facility.  In connection with Term Loan B principal prepayments, the Company recorded a $0.3 million and $3.8 million loss on the early extinguishment of debt for the three and nine months ended September 30, 2018.

Redemption of 5.875% Senior Subordinated Notes

In the first quarter of 2017, the Company redeemed all of its $300 million 5.875% senior subordinated notes, which were due in 2021 (“5.875% Notes”). In connection with this redemption, the Company recorded a $21.1 million loss on the early extinguishment of debt for the nine months ended September 30, 2017, related to the difference between the reacquisition price of the 5.875% Notes compared to its carrying value.

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

At September 30, 2018, the Company was in compliance with all required financial covenants.

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

Other long-term obligations at September 30, 2018 included the relocation fees for Hollywood Gaming at Dayton Raceway and Hollywood Gaming at Mahoning Valley Race Course and the repayment obligation of a hotel and event center located near Hollywood Casino Lawrenceburg. The fair value of the relocation fees for Hollywood Gaming at Dayton Raceway and Hollywood Gaming at Mahoning Valley Race Course and the repayment obligation for the hotel and event center are estimated based on rates consistent with the Company’s credit rating for comparable terms and debt instruments and as such are Level 2 measurements.

Other liabilities

Other liabilities at September 30, 2018 and December 31, 2017 are primarily comprised of the contingent purchase price consideration related to the purchases of Plainridge Racecourse.  The fair value of the Company’s contingent purchase price consideration related to its Plainridge Racecourse acquisition is estimated based on a discounted cash flow model and as such is a Level 3 measurement.  At each reporting period, the Company assesses the fair value of these liabilities and changes in their fair values are recorded in earnings.  The amount related to the change in fair value of these obligations resulted in a charge to general and administrative expense of $0.4 million and $1.7 million for the three and nine months ended September 30, 2018 compared to a reduction to general and administrative expense of $20.7 million and $16.8 million for the three and nine months ended September 30, 2017, which was primarily due to the settlement of a contingent purchase price obligation with the former owners of Rocket Speed.

The carrying amounts and estimated fair values by input level of the Company’s financial instruments at September 30, 2018 and December 31, 2017 are as follows (in thousands):

	September 30, 2018
	Carrying
	Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$244,548	$244,548	$244,548	$—	$—
Financial liabilities:
Long-term debt
Senior secured credit facility	549,104	570,731	570,731	—	—
Senior unsecured notes	399,312	386,000	386,000	—	—
Other long-term obligations	104,524	99,501	—	99,501	—
Other liabilities	20,353	20,353	—	—	20,353

	December 31, 2017
	Carrying
	Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$277,953	$277,953	$277,953	$—	$—
Loan to the JIVDC	20,900	16,533	—	—	16,533
Financial liabilities:
Long-term debt
Senior secured credit facility	730,787	760,456	760,456	—	—
Senior unsecured notes	399,249	412,000	412,000	—	—
Other long-term obligations	119,310	113,460	—	113,460	—
Other liabilities	22,696	22,696	—	—	22,696

The following table summarizes the changes in the fair value of the Company’s Level 3 liabilities (in thousands):

Nine Months Ended
September 30, 2018
Liabilities
Contingent
Purchase Price
Balance at January 1, 2018	$22,696
Additions	—
Payments	(4,086)
Included in earnings	1,743
Balance at September 30, 2018	$20,353

The following table summarizes the significant unobservable inputs used in calculating fair value for the Company’s Level 3 liabilities:

	Valuation	Unobservable
	Technique	Input	Discount Rate
Contingent purchase price - Plainridge	Discounted cash flow	Discount rate	7.34%

8. Investment in Unconsolidated Affiliates

The Company has a 50% investment in Kansas Entertainment, which is a joint venture with International Speedway Corporation. Kansas Entertainment owns Hollywood Casino at Kansas Speedway which is a Hollywood themed facility featuring 244,791 of property square footage with 1,988 slot machines, 41 table games and 12 poker tables, a 1,253 space parking structure, as well as a variety of dining and entertainment facilities.  For the year ended December 31, 2017, the Company’s investment in Kansas Entertainment met the requirements of S-X Rule 4-08(g) to provide summarized financial information.  The following table provides summary income statement information for Kansas Entertainment as required under S-X Rule 1-02(bb) for the comparative periods presented in the Company’s unaudited condensed consolidated statements of income.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net revenues	$39,789	$38,295	$119,280	$116,065
Operating expenses	27,408	27,981	82,991	85,171
Income from operations	12,381	10,314	36,289	30,894
Net income	$12,381	$10,314	$36,289	$30,894

Net income attributable to Penn	$6,191	$5,157	$18,145	$15,447

9. Income Taxes

In December 2017, the President of the United States signed into law comprehensive tax reform legislation commonly known as Tax Cuts and Jobs Act (the “Tax Act”), which introduced significant changes to the previous tax law.  This new legislation reduced the federal corporate income tax rate from 35% to 21%,  effective January 1, 2018.  In December 2017, the Company recorded an increase to deferred tax expense of approximately $261.3 million on the date of enactment primarily relating to a reduction of our net deferred tax asset because of the rate change.  The adjustments related to the application of the Tax Act continue to be provisional amounts to the extent that they are reasonably estimable and the Company will refine them as more information becomes available.  In accordance with Staff Accounting Bulletin No. 118, any adjustments to the provisional changes will be included in income tax expense or benefit in the appropriate period. During the three month period ended September 30, 2018, the Company made a measurement period adjustment related to the provisional amount of transition tax for 2017 in the amount of $0.9 million of additional tax expense.  The transition tax is a one-time deemed repatriation tax on undistributed foreign earnings and profits which is attributable to the management service contract with Casino Rama. The Company recognized a provisional tax expense of $2.6 million in 2017 and has increased that amount to $3.5 million as of September 30, 2018.

The Company calculates the provision for income taxes during interim reporting periods by applying an estimate of the annual effective tax rate to the full year projected pretax book income or loss excluding certain discrete items. The effective tax rate (income taxes as a percentage of income from operations before income taxes) including discrete items was 20.07% and 22.79% for the three and nine months ended September 30, 2018, as compared to (2,507.15)% and (1,232.94)% for the three and nine months ended September 30, 2017. The effective tax rates for 2017 benefited from the deferred tax valuation allowance reversal of $766.2 million for the three and nine month period ended September 30, 2017.

10. Subsequent Events

On October 15, 2018, the Company acquired all of the outstanding shares of Pinnacle for $1,252 million in cash and issued $750 million of equity (excluding the repayment of $814 million in debt obligations).  The primary reasons for the acquisition are as follows:

•	the expectation that the merger will create economies of scale and other geographic advantages by broadening the combined company’s portfolio of properties to 40 properties across 18 jurisdictions;
•

the opportunity to combine two of the top customer loyalty programs in the industry to drive incremental revenue while also benefiting from enhanced promotional opportunities in online and social gaming across the combined company’s portfolio;

•

the identification of at least $100 million in annual run-rate cost synergies driven by the elimination of corporate overhead redundancies and improved property level efficiencies, with limited incremental costs required to scale operations and integrate Pinnacle; and

•

the expectation that the merger will be immediately accretive to free cash flow in the first year. The strong free cash flow generation expected from the combined companies will enhance Penn’s ability to de-lever its balance sheet, pursue strategic opportunities and return capital to shareholders.

Contemporaneously with the closing of the merger, the Company divested the membership interests of certain Pinnacle subsidiaries which operated the casinos known as Ameristar Casino Resort Spa St. Charles (Missouri), Ameristar Casino Hotel Kansas City (Missouri), Belterra Casino Resort (Indiana), and Belterra Park (Ohio) to Boyd Gaming Corporation (“Boyd”) in exchange for $604.9 million of cash, subject to customary final working capital adjustments. Additionally, concurrently with the closing of the merger and Boyd divestitures, (i) GLPI acquired the real estate associated with the Plainridge Park Casino for $250 million, and concurrently leased back the real estate to the Company pursuant to the amended Pinnacle master lease for a fixed annual rent of $25 million and (ii) a subsidiary of Boyd acquired the real estate associated with Pinnacle’s Belterra Park casino in Cincinnati, Ohio utilizing mortgage financing from a subsidiary of GLPI from which Penn received proceeds of $57.7 million.  The amended Pinnacle master lease includes an additional incremental rent of $13.9 million annually to adjust the payment terms to market conditions.

Financing Agreement

In connection with the merger, the Company obtained incremental Term Loan A and Term Loan B funding under the amended and restated senior secured credit facility. The Company’s total Term Loan A and Term Loan B borrowings after the merger are $707.7 million and $1,128.8 million, respectively.  The final maturity dates for the Term Loan A and Term Loan B are October 19, 2023 and October 15, 2025, respectively.  The interest rates per annum applicable to loans under the credit facility are, at Penn’s option, equal to either a LIBOR rate or a base rate, plus an applicable margin.  The applicable margin for the Term Loan A borrowings, which has not changed, ranges from 1.25% to 3.00% per annum for LIBOR loans and 0.25% to 2.00% per annum for base rate loans, in each case depending on Penn’s total net leverage ratio.  The interest rate on our Term Loan B borrowings has declined from LIBOR plus 2.50% to LIBOR plus 2.25%.  In addition, the Company continues to maintain a $700 million revolving commitment under the amended and restated senior secured credit facility.

Merger Consideration

The fair value of the merger consideration, or the purchase price, is $2.8 billion. This amount is derived based on Pinnacle’s diluted shares outstanding at October 12, 2018. Each share of Pinnacle common stock (other than treasury shares held by Pinnacle) was automatically converted into the right to receive the merger consideration, consisting of (1) 0.42 of a fully paid and nonassessable share of Penn common stock plus (2) $20.00 in cash. The stock price used to determine the value of the stock portion of the merger consideration, is based on the volume weighted average price of a share of Penn common stock as quoted on NASDAQ for the ten trading days between September 28, 2018 and October 11, 2018  which was $29.80. The actual number of shares of Penn common stock issued to Pinnacle shareholders upon closing of the merger was 26,297,448, and the valuation of those shares was based on the closing price of Penn common stock on October 15, 2018.

October 15 ,2018
(in thousands)
Pinnacle diluted shares outstanding	62,613
Share exchange ratio	0.42
Shares of Penn common stock issued to former Pinnacle shareholders	26,297
Price per share of Penn common stock	$28.51
Fair value of Penn common stock issued to former Pinnacle shareholders	$749,740
Cash paid to former Pinnacle shareholders at $20 per share	1,252,259
Cash paid by Penn to retire Pinnacle debt, inclusive of accrued interest	814,273
Purchase price	$2,816,272

The purchase price excludes transaction costs of $15.0 million and $4.6 million which were expensed as incurred in the Company’s condensed consolidated statement of operations for the nine months ended September 30, 2018 and 2017, respectively.  The Company will account for the Pinnacle acquisition as a business combination under the acquisition method of accounting.  As such, the purchase price will be allocated to the net assets acquired, inclusive of intangible assets, with any excess fair value recorded to goodwill. Since the closing date of the acquisition occurred subsequent to the end of the reporting period, the allocation of purchase price to the underlying net assets has not yet been completed.  The Company will reflect the preliminary purchase price allocation in its financial statements for the fiscal year ending December 31, 2018.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our Operations

We are a leading, diversified, multi-jurisdictional owner and manager of gaming and racing facilities and video gaming terminal operations. In addition, over the last two years, we have implemented our interactive gaming strategy through our subsidiary, Penn Interactive Ventures, and have expanded our social gaming offerings with the acquisition of Rocket Speed, a leading developer of social casino games, while also expanding into retail gaming in Illinois through our Prairie State Gaming subsidiary. As of September 30, 2018, we owned, managed, or had ownership interests in twenty-seven facilities in the following fifteen jurisdictions: Florida, Illinois, Indiana, Kansas, Maine, Massachusetts, Mississippi, Missouri, Nevada, New Jersey, New Mexico, Ohio, Pennsylvania, Texas, and West Virginia. We believe that our portfolio of assets provides us the benefit of geographically diversified cash flow from operations.  Our October 15, 2018 acquisition of Pinnacle has expanded our geographic footprint and further diversified our earnings streams by adding 13 properties, including properties in three new jurisdictions (Colorado, Iowa and Louisiana).

The vast majority of our revenue is gaming revenue, derived primarily from gaming on slot machines (which represented approximately 87% of our gaming revenue in 2017 and 2016) and to a lesser extent, table games, which is highly dependent upon the volume and spending levels of customers at our properties. Other revenues are derived from our hotels, dining, retail, admissions, program sales, concessions and certain other ancillary activities, and our racing operations. Our racing revenue includes our share of pari-mutuel wagering on live races after payment of amounts returned as winning wagers, our share of wagering from import and export simulcasting, and our share of wagering from our off-track wagering facilities, net of expenses.

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

The Northeast reportable segment consists of the following properties: Hollywood Casino at Charles Town Races, Hollywood Casino Bangor, Hollywood Casino at Penn National Race Course, Hollywood Casino Toledo, Hollywood Casino Columbus, Hollywood Gaming at Dayton Raceway, Hollywood Gaming at Mahoning Valley Race Course, and Plainridge Park Casino.  It also included the Company’s Casino Rama management service contract, which terminated on July 18, 2018.

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

The Other category consists of the Company’s standalone racing operations, namely Sanford-Orlando Kennel Club, the Company’s joint venture interests in Sam Houston Race Park, Valley Race Park, and Freehold Raceway. If the Company is successful in obtaining gaming operations at these locations, they would be assigned to one of the Company’s regional executives and reported in their respective reportable segment. The Other category also includes the Company’s corporate overhead operations, which does not meet the definition of an operating segment under ASC 280. Additionally, the Other category includes Penn Interactive Ventures, the Company’s wholly-owned subsidiary that represents its social online gaming initiatives, including Rocket Speed. Penn Interactive Ventures is also anticipated to include Penn’s real money online gaming operations in Pennsylvania. Penn Interactive Ventures meets the definition of an operating segment under ASC 280, but is quantitatively not significant to the Company’s operations as it represents less than 2% of net revenues and income from operations for the three and nine months ended September 30, 2018, and its total assets represent approximately 2% of the Company’s total assets at September 30, 2018.

Effective in the fourth quarter, in connection with our acquisition of Pinnacle, we will report net revenues, adjusted EBITDA and income from operations in the following four operating segments in addition to our Other category:

•

The Northeast reportable segment will consist of the following properties: Hollywood Casino at Charles Town Races, Hollywood Casino Bangor, Hollywood Casino at Penn National Race Course,  Hollywood Casino Toledo, Hollywood Casino Columbus, Hollywood Gaming at Dayton Raceway, Hollywood Gaming at Mahoning Valley Race Course, Plainridge Park Casino, Hollywood Casino Lawrenceburg, Ameristar East Chicago and Meadows.  It also included the Company’s Casino Rama management service contract which terminated on July 18, 2018.

•

The Midwest reportable segment will consist of the following properties: Hollywood Casino Aurora, Hollywood Casino Joliet, Argosy Casino Alton, Argosy Casino Riverside, Hollywood Casino St. Louis, Prairie State Gaming, River City, Ameristar Council Bluffs, and includes the Company’s 50% investment in Kansas Entertainment, which owns the Hollywood Casino at Kansas Speedway.

•

The West reportable segment will consist of the following properties: Zia Park Casino, Tropicana Las Vegas, the M Resort, Ameristar Black Hawk and Cactus Petes and Horseshu.  It also included a management service contract with the JIVDC, which terminated at the end of May 2018.

•

The South reportable segment will consist of the following properties:  Hollywood Casino Tunica, Hollywood Casino Gulf Coast, Boomtown Biloxi, 1st Jackpot Casino Tunica, Resorts Casino Tunica, Ameristar Vicksburg, Boomtown Bossier City, Boomtown New Orleans, L’Auberge Baton Rouge, and L’Auberge Lake Charles.

•

The Other category will consist of the Company’s standalone racing operations, namely Sanford Orlando Kennel Club, and the Company’s joint venture interests in Sam Houston Race Park, Valley Race Park, and Freehold Raceway. If the Company is successful in obtaining gaming operations at these locations, they would be assigned to one of the Company’s regional executives and reported in their respective reportable segment.  The Other category also includes Penn Interactive Ventures, the Company’s interactive division which represents Penn National’s social gaming initiatives, including Rocket Speed, Inc.  The Other category also includes a live and televised poker tournament series that operates under the trade name Heartland Poker Tour

(“HPT”) and management of Retama Park Racetrack. Corporate expenses represent payroll, professional fees, travel expenses and other general and administrative expenses not directly related to our casino and hotel operations. Corporate expenses that are directly attributable to a property are allocated to each applicable property.

Executive Summary

The proliferation of new gaming facilities continues to impact the overall domestic gaming industry as well as our operating results in certain markets.  However, the current economic environment, specifically low unemployment levels, strengths in residential real estate values, and higher levels of consumer confidence, have resulted in a relatively stable operating environment in recent periods.  Our ability to continue to succeed in this environment will be predicated on operating our existing facilities efficiently and offering our customers additional gaming experiences through our multi-channel distribution strategy.  We will also seek to continue to expand our customer database through accretive acquisitions and new offerings and capitalize on organic growth opportunities from our recent facility openings and new business lines.  We have also recently implemented a margin improvement plan that has positively impacted our operations.

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

Historically, the Company has been reliant on certain key regional gaming markets (for example, its results from Hollywood Casino at Charles Town Races and Hollywood Casino Lawrenceburg). Over the past several years, we have diversified our operations via development of new facilities and acquisitions and we anticipate further reducing our reliance on specific properties as a result of the closing of the Pinnacle transaction, which is described below.

On October 15, 2018, Penn completed the acquisition of Pinnacle in a cash and stock transaction valued at $2.8 billion. In accordance with the terms of the agreement, Pinnacle shareholders received $20.00 in cash and 0.42 shares of Penn common stock for each Pinnacle share. Excluding the issuance of new shares, Penn funded the transaction with $1.27 billion of incremental borrowings under its amended and restated senior secured credit facility.

Contemporaneously with the closing of the merger on October 15, 2018, the Company divested the membership interests of certain Pinnacle subsidiaries which operated the casinos known as Ameristar Casino Resort Spa St. Charles (Missouri), Ameristar Casino Hotel Kansas City (Missouri), Belterra Casino Resort (Indiana), and Belterra Park (Ohio) to Boyd in exchange for $604.9 million of cash, subject to customary final working capital adjustments. Additionally, concurrently with the closing of the merger and Boyd divestitures, (i) GLPI acquired the real estate associated with the Plainridge Park Casino for $250 million, and concurrently leased it back to the Company pursuant to the amended Pinnacle master lease for a fixed annual rent of $25 million and (ii) a subsidiary of Boyd acquired the real estate associated with Pinnacle’s Belterra Park casino in Cincinnati, Ohio utilizing mortgage financing from a subsidiary of GLPI from which Penn received proceeds of $57.7 million.  The amended Pinnacle master lease includes an additional incremental rent of $13.9 million annually to adjust the rental obligation to market conditions.

As a result of the merger, Penn anticipates incurring various transaction related costs associated with the merger totaling approximately $95 million primarily associated with employee termination benefits, investment banking fees and debt financing charges.

On June 19, 2018, Penn announced it had entered into a definitive agreement to acquire the operations of Margaritaville Resort Casino (“Margaritaville”) in Bossier City, Louisiana in a cash transaction for approximately $115 million.  The transaction is expected to close late in the fourth quarter of 2018.  Simultaneous with the closing of the transaction, Penn will enter into a triple-net-lease agreement with VICI Properties, Inc. for the underlying real estate associated with the operations.

Financial Highlights:

We reported net revenues and income from operations of $789.7 million and $155.8 million, for the three months ended September 30, 2018, compared to $806.2 million and $143.7 million, for the corresponding period in the prior year and net revenues and income from operations of $2,432.6 million and $509.7 million, for the nine months ended September 30, 2018, compared to $2,378.9 million and $418.9 million, for the corresponding period in the prior year. The major factors affecting our results for the three and nine months ended September 30, 2018, as compared to the three and nine months ended September 30, 2017, were:

•

During the three and nine months ended September 30, 2018, net revenues decreased $2.8 million and increased $37.5 million, respectively, due to the termination of our management service contract with Casino Rama in July 2018 and due to the reimbursable payroll costs associated with our management service contract for Casino Rama following the implementation of the new revenue accounting standard effective January 1, 2018.  See Note 2 “New Accounting Pronouncements” to the condensed consolidated financial statements for more information.

•

In the fourth quarter of 2017, we announced a margin improvement plan designed to enhance our profitability in future periods by executing on certain initiatives in various areas including procurement, marketing and labor.  Income from operations for the three and nine months ended September 30, 2018 reflect favorable results in all of our segments from this implementation.

•	Lower depreciation and amortization expense of $9.6 million and $29.9 million for the three and nine months ended September 30, 2018, as compared to the corresponding period in the prior year.

•	The acquisition of 1st Jackpot and Resorts on May 1, 2017 in our South/West segment, which increased net revenues by $22.7 million for the nine months ended September 30, 2018.

•

Net income decreased by $753.2 million and $676.0 million for the three and nine months ended September 30, 2018, as compared to the three and nine months ended September 30, 2017, primarily due to the variances discussed above, as well as a deferred tax valuation allowance reversal of $766.2 million in the prior year.

Segment Developments:

The following are recent developments that have had, may have or will have an impact on us by segment in addition to our October 15, 2018 acquisition of Pinnacle:

Northeast

•

In October 2017, Pennsylvania enacted gaming expansion legislation that authorized licenses for up to ten new Category 4 satellite casinos, video gaming terminals (“VGTs”) at truck stops, online gaming, and other gaming offerings.  The new casinos will have the ability to operate between 300 and 750 slot machines and up to 40 table games.  Only Pennsylvania’s existing gaming operators were permitted to initially participate in the auctions for these new casinos, with a preference given to the Category 1 and Category 2 license holders in the first and second rounds.  On January 10, 2018, Penn was awarded the first Category 4 satellite casino license to be located in York County for a $50.1 million license fee, which will compete with our Hollywood Casino at Penn National Race Course facility. On January 24, 2018, the second Category 4 satellite casino license was awarded in Derry Township in Westmoreland County and is expected to compete with and may have an adverse impact on Meadows.  On February 8, 2018, the third Category 4 satellite casino license was awarded in Lawrence County which is expected to compete with and have an adverse impact on our existing Hollywood Gaming at Mahoning Valley Race Course facility in Austintown, Ohio.  On February 22, 2018 and April 4, 2018, the fourth and fifth, Category 4 satellite casino licenses, respectively, were awarded in Cumberland County and West Cocalico Township in Lancaster County (this was awarded to Penn for a $7.5 million license fee) which are expected to compete with and have an adverse impact on our Hollywood Casino at Penn National Race Course facility in Grantville, Pennsylvania.  Penn also applied for a license to operate online real money gaming in Pennsylvania.  Depending on our ability to successfully operate online gaming in Pennsylvania and on how many of the ten satellite casino licenses are ultimately issued, and the final locations and scope of these satellite casinos, as well as the impact of VGT’s at truck stops and online gaming offerings, there may be additional negative impacts on our existing facilities in the Northeast segment.

•

Hollywood Casino York, our first Category 4 satellite gaming facility, is to be located in the York Galleria Mall in Springettsbury Township.  Hollywood Casino York, which will initially open with approximately 500 slot machines and 20 tables games, has been designed to accommodate up to 750 slot machines and 40 table games. In addition, the facility will feature a casual dining restaurant; a sports and race book for sports betting and simulcast wagering; a small entertainment lounge; and a “grab-and-go” eatery. The construction timeline is anticipated to be approximately 12-18 months following receipt of all requisite approvals, including final licensing by the Pennsylvania Gaming Control Board.

•

Hollywood Casino Morgantown, our second Category 4 satellite gaming facility, is to be built on a vacant 36-acre site in Caernarvon Township, Berks County, near the intersections of I-76 and I-176.  Hollywood Casino Morgantown will be an approximately 80,000 square-foot facility that will feature 750 slot machines and 30 table games, with the ability to add an additional 10 table games in the second year of operations.  In addition, the facility will offer a sports and race book; a signature restaurant; an entertainment lounge; and a food court.

•

In September 2018, Hollywood Casino at Charles Town Races began offering sports betting.  Hollywood Casino at Charles Town Races has faced increased competition from the Baltimore/Washington D.C. market, which includes Maryland Live!, Horseshoe Casino Baltimore, and MGM National Harbor, which opened in December 2016.  Maryland Live! opened a new 258 room hotel in May 2018.

•

Construction of a tribal casino in Taunton, Massachusetts that was expected to open in 2017, is currently on hold. MGM Springfield in Western Massachusetts opened in August 2018, Tiverton Casino in Rhode Island opened in September 2018 and Encore Boston Harbor in Eastern Massachusetts is scheduled to open in mid-2019. The increased competition in Massachusetts will have a negative impact on the operations of Plainridge Park Casino.

•	The management service contract with Casino Rama in Ontario, Canada ended on July 18, 2018.

South/West

•	In August 2018, Hollywood Casino Gulf Coast, Boomtown Biloxi, Hollywood Casino Tunica, 1st Jackpot Casino Tunica and Resorts Casino Tunica began offering sports betting.

•	On May 1, 2017, we acquired RIH Acquisitions MS I, LLC and RIH Acquisitions MS II, LLC, the holding companies for operations of 1st Jackpot and Resorts, in Tunica, Mississippi.

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

Midwest

•

On November 6, 2018, voters in St. Louis County approved a ballot referendum that requires Hollywood Casino St. Louis and the recently acquired River City to make at least 50% of their gaming floor smoke free.  This change may have some adverse impact, however the same 50% ban will go into effect in the gaming facility in adjacent St. Charles County.

•

On September 1, 2015, we acquired a leading Illinois VGT operator, Prairie State Gaming. As one of the largest VGT route operators in Illinois, Prairie State Gaming’s operations now include 1,825 terminals across a network of 394 bars and retail gaming establishments throughout Illinois.

Other

•

The Company has experienced adjusted EBITDA declines at Rocket Speed, which was acquired by the Company on August 1, 2016 and resulted in the creation of $67.0 million of goodwill.  The decline in earnings at Rocket Speed are partially attributable to reductions in the number of daily active users and increased marketing spend that we anticipate will benefit the business in future periods.  As a result, the Company evaluated if the goodwill at Rocket Speed was more likely than not impaired at June 30, 2018 and concluded the goodwill was not impaired as of June 30, 2018.  The Company is in the process of finalizing its long term earnings projections including Rocket Speed which will be completed in the fourth quarter consistent with prior years.  These projections will include the impact of our recently completed acquisition of Pinnacle.  To the extent the earnings projections at Rocket Speed are not met in future periods or its earnings continue to decline, the Company may need to write-off some or all of the goodwill associated with this business.

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

For further information on our critical accounting estimates, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the notes to our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2017. There has been no material change to these estimates for the nine months ended September 30, 2018.

Results of Operations

The following are the most important factors and trends that contribute to our operating performance:

•

Most of our properties operate in mature competitive markets. As a result, we expect a significant amount of our future growth to come from prudent acquisitions of gaming properties (such as our recently completed acquisition of Pinnacle which closed on October 15, 2018, our pending acquisition of

Margaritaville, our August 2015 acquisition of Tropicana Las Vegas Hotel and Casino), jurisdictional expansions (such as our June 2015 opening of a slots only gaming facility in Massachusetts, the September 2014 opening of Hollywood Gaming at Mahoning Valley Race Course and the August 2014 opening of Hollywood Gaming at Dayton Raceway), expansions of gaming in existing jurisdictions (such as our pending Category 4 casino facilities that will be constructed in Pennsylvania), expansions/improvements of existing properties (such as Tropicana Las Vegas) and new growth opportunities (such as our acquisition of Prairie State Gaming, a leading video lottery terminal operator in Illinois, and our entry into the interactive and social gaming space through Penn Interactive Ventures, including our acquisition of Rocket Speed).

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

•	The successful integration of Pinnacle into our operations and implementation of our margin enhancement initiatives.

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

The consolidated results of operations for the three and nine months ended September 30, 2018 and 2017 are summarized below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in thousands)
Revenues:
Gaming	$646,335	$691,028	$1,965,923	$2,033,263
Food, beverage, hotel and other	138,769	153,833	403,402	453,722
Management service fees	637	3,550	6,043	8,809
Reimbursable management costs	3,910	6,679	57,281	19,824
Revenues	789,651	855,090	2,432,649	2,515,618
Less promotional allowances	—	(48,843)	—	(136,684)
Net revenues	789,651	806,247	2,432,649	2,378,934

Operating expenses:
Gaming	351,995	350,847	1,043,205	1,028,056
Food, beverage, hotel and other	95,967	107,057	284,059	313,363
General and administrative	125,084	107,201	379,006	363,112
Reimbursable management costs	3,910	6,679	57,281	19,824
Depreciation and amortization	56,852	66,483	175,801	205,688
Provision (recovery) for loan loss and unfunded loan commitments to the JIVDC and impairment losses	—	24,317	(16,367)	29,952
Insurance recoveries	—	—	(68)	—
Total operating expenses	633,808	662,584	1,922,917	1,959,995
Income from operations	$155,843	$143,663	$509,732	$418,939

Certain information regarding our results of operations by segment for the three and nine months ended September 30, 2018 and 2017 is summarized below:

	Net Revenues		Income (loss) from Operations
Three Months Ended September 30,	2018	2017	2018	2017
	(in thousands)

Northeast	$398,818	$401,818	$113,739	$106,575
South/West	152,988	160,153	31,019	4,772
Midwest	227,907	232,051	62,303	60,005
Other	9,938	12,225	(51,218)	(27,689)
Total	$789,651	$806,247	$155,843	$143,663

	Net Revenues		Income (loss) from Operations
Nine Months Ended September 30,	2018	2017	2018	2017
	(in thousands)

Northeast	$1,235,973	$1,200,382	$351,175	$317,327
South/West	477,653	453,123	122,257	51,952
Midwest	688,452	685,236	191,466	180,818
Other	30,571	40,193	(155,166)	(131,158)
Total	$2,432,649	$2,378,934	$509,732	$418,939

Revenues

Revenues for the three and nine months ended September 30, 2018 and 2017 were as follows (in thousands):

				Percentage
Three Months Ended September 30,	2018	2017	Variance	Variance
Gaming	$646,335	$691,028	$(44,693)	(6.5)%
Food, beverage, hotel and other	138,769	153,833	(15,064)	(9.8)%
Management service fees	637	3,550	(2,913)	(82.1)%
Reimbursable management costs	3,910	6,679	(2,769)	(41.5)%
Revenues	789,651	855,090	(65,439)	(7.7)%
Less promotional allowances	—	(48,843)	48,843	(100.0)%
Net revenues	$789,651	$806,247	$(16,596)	(2.1)%

				Percentage
Nine Months Ended September 30,	2018	2017	Variance	Variance
Gaming	$1,965,923	$2,033,263	$(67,340)	(3.3)%
Food, beverage, hotel and other	403,402	453,722	(50,320)	(11.1)%
Management service fees	6,043	8,809	(2,766)	(31.4)%
Reimbursable management costs	57,281	19,824	37,457	188.9%
Revenues	2,432,649	2,515,618	(82,969)	(3.3)%
Less promotional allowances	—	(136,684)	136,684	(100.0)%
Net revenues	$2,432,649	$2,378,934	$53,715	2.3%

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

Gaming revenue

Gaming revenue decreased by $44.7 million, or 6.5%, and $67.3 million, or 3.3% for the three and nine months ended September 30, 2018, respectively, as compared to the three and nine months ended September 30, 2017, primarily due to the variances explained below.

Gaming revenue for our South/West segment decreased by $19.5 million, or 17.2%, and $23.6 million, or 7.5%, for the three and nine months ended September 30, 2018, respectively, as compared to the three and nine months ended September 30, 2017, primarily due to the impact of adopting the new revenue recognition standard which accounted for a decline of $18.8 million and $51.7 million, partially offset by higher gaming revenue, primarily due to the acquisitions of 1st Jackpot and Resorts on May 1, 2017 and increased gaming revenue at Zia Park Casino, as the local economy has shown improvement due to the increases in the price of oil since last year.

Gaming revenue for our Midwest segment decreased by $17.3 million, or 8.1%,  and $33.8 million, or 5.3%, for the three and nine months ended September 30, 2018, respectively, as compared to the three and nine months ended

September 30, 2017, primarily due to the impact of adopting the new revenue recognition standard which accounted for $13.5 million and $35.3 million of the decline as well as lower gaming revenues from Hollywood Casino Joliet, Hollywood Casino Aurora, Argosy Casino Alton, and Hollywood Casino Lawrenceburg, partially offset for the three months and fully offset for the nine months by increased gaming revenue at Prairie State Gaming resulting from the acquisition of the assets of two smaller VGT route operators in Illinois during 2017 and organic growth in the number of locations serviced.

Gaming revenue for our Northeast segment decreased by $7.9 million, or 2.2%, and $10.0 million, or 0.9%, for the three and nine months ended September 30, 2018, respectively, as compared to the three and nine months ended September 30, 2017, primarily due to the impact of adopting the new revenue recognition standard which accounted for $10.2 million and $22.6 million of the decline and increased competition from the Maryland market, partially offset by increased gaming revenue at our Ohio properties and Plainridge Park Casino.

Food, beverage, hotel and other revenue

Food, beverage, hotel and other revenue decreased by $15.1 million, or 9.8%, and $50.3 million, or 11.1%, for the three and nine months ended September 30, 2018, respectively, as compared to the three and nine months ended September 30, 2017, primarily due to the impact of adopting the new revenue recognition standard across all of our properties which resulted in $13.1 million and $54.9 million of the decline as well as decreased revenue from our Other category due to lower revenue at Rocket Speed, partially offset by increases in the South/West segment due to the acquisition of 1st Jackpot and Resorts on May 1, 2017 and higher revenues from Tropicana Las Vegas and Zia Park Casino as the local economy, which is primarily tied to the price of oil, has improved since last year.

Management service fees

Management service fees decreased $2.9 million, or 82.1%, and $2.8 million, or 31.4%, for the three and nine months ended September 30, 2018, respectively, as compared to the three and nine months ended September 30, 2017, primarily due to the termination of the management service contract with Casino Rama on July 18, 2018.

Reimbursable management costs

Reimbursable management costs decreased by $2.8 million and increased $37.4 million for the three and nine months ended September 30, 2018, respectively, primarily due to a revision in our accounting for reimbursable costs associated with our management service contract for Casino Rama, which terminated on July 18, 2018.  Under the new revenue standard adopted on January 1, 2018, reimbursable costs, which primarily consist of payroll costs, must be recognized as revenue on a gross basis, with an offsetting amount charged to reimbursable management costs within operating expenses, as we are the controlling entity to the arrangement.  Prior to this revision, we recorded these reimbursable amounts on a net basis.

Promotional allowances

Promotional allowances decreased by $48.8 million, or 100.0%, and $136.7 million, or 100.0%, for the three and nine months ended September 30, 2018, respectively, as compared to the three and nine months ended September 30, 2017, due to the impact of adopting the new revenue recognition standard which no longer permits this treatment.  Promotional allowances are now reported as direct reductions in gaming and food, beverage, hotel and other revenues.  See Note 2: “New Accounting Pronouncements” and Note 3: “Revenue Recognition and Promotional Allowances” to the condensed consolidated financial statements for more information.

Operating Expenses

Operating expenses for the three and nine months ended September 30, 2018 and 2017 were as follows (in thousands):

				Percentage
Three Months Ended September 30,	2018	2017	Variance	Variance
Gaming	$351,995	$350,847	$1,148	0.3%
Food, beverage, hotel and other	95,967	107,057	(11,090)	(10.4)%
General and administrative	125,084	107,201	17,883	16.7%
Reimbursable management costs	3,910	6,679	(2,769)	(41.5)%
Depreciation and amortization	56,852	66,483	(9,631)	(14.5)%
Provision (recovery) for loan loss and unfunded loan commitments to the JIVDC	—	24,317	(24,317)	(100.0)%
Insurance recoveries	—	—	—	N/A
Total operating expenses	$633,808	$662,584	$(28,776)	(4.3)%

				Percentage
Nine Months Ended September 30,	2018	2017	Variance	Variance
Gaming	$1,043,205	$1,028,056	$15,149	1.5%
Food, beverage, hotel and other	284,059	313,363	(29,304)	(9.4)%
General and administrative	379,006	363,112	15,894	4.4%
Reimbursable management costs	57,281	19,824	37,457	188.9%
Depreciation and amortization	175,801	205,688	(29,887)	(14.5)%
(Recovery) provision for loan loss and unfunded loan commitments to the JIVDC and impairment losses	(16,367)	29,952	(46,319)	(154.6)%
Insurance recoveries	(68)	—	(68)	N/A
Total operating expenses	$1,922,917	$1,959,995	$(37,078)	(1.9)%

Gaming expense

Gaming expense increased by $1.1 million, or 0.3%, and $15.1 million, or 1.5%, for the three and nine months ended September 30, 2018, respectively, as compared to the three and nine months ended September 30, 2017, primarily due to the variances explained below.

Gaming expense for our Midwest segment increased $3.7 million, or 1.2%, for the nine months ended September 30, 2018, respectively, as compared to the nine months ended September 30, 2017, primarily due to increased gaming taxes as a result of increased taxable gaming revenue at Prairie State Gaming resulting from the acquisition of the assets of two smaller VGT route operators in Illinois during 2017 and organic growth in the number of locations serviced.

Gaming expense for our South/West segment increased $8.3 million, or 7.4%, for the nine months ended September 30, 2018, respectively, as compared to the nine months ended September 30, 2017, primarily due to increased gaming taxes resulting from the acquisitions of 1st Jackpot and Resorts on May 1, 2017 and increased gaming taxes from higher gaming revenue at Zia Park Casino, as the local economy has shown improvements since last year, partially offset by decreased gaming taxes as a result of lower taxable gaming revenue at our other properties.

Gaming expense for our Northeast segment increased by $2.0 million, or 1.0% and $3.3 million, or 0.5%, for the three and nine months ended September 30, 2018, respectively, as compared to the three and nine months ended September 30, 2017, primarily due to increased gaming taxes as a result of increased taxable gaming revenue at our Ohio properties and Plainridge Park Casino, partially offset by lower gaming taxes as a result of decreased taxable gaming revenue at Hollywood Casino Charles Town due to continued increased competition from the Maryland market.

Food, beverage, hotel and other expenses

Food, beverage, hotel and other expenses decreased by $11.1 million, or 10.4%, and $29.3 million, or 9.4%, for the three and nine months ended September 30, 2018, respectively, as compared to the three and nine months ended September 30, 2017, primarily due to the impact of adopting the new revenue recognition standard across all of our properties which resulted in $8.3 million and $27.2 million of the decline as well as decreased expenses from our Other category partially offset by the South/West segment due to the acquisition of 1st Jackpot and Resorts on May 1, 2017.

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

General and administrative expenses increased by $17.9 million, or 16.7% and $15.9 million, or 4.4%, for the three and nine months ended September 30, 2018, as compared to the three and nine months ended September 30, 2017, primarily due to the variances explained below.

General and administrative expenses for Other increased by $27.4 million, or 812.5%, for the three months ended September 30, 2018, as compared to the three months ended September 30, 2017, primarily due to a gain of $19.4 million in 2017 from the settlement of the contingent liability at Rocket Speed. In addition, corporate overhead costs increased by $5.5 million for the three months ended September 30, 2018, primarily due to higher transaction costs related to the acquisition of Pinnacle.

General and administrative expenses for our South/West segment decreased by $2.4 million, or 7.6%, for the three months ended September 30, 2018, as compared to the three months ended September 30, 2017, primarily due to cost saving measures at M Resort and Tropicana Las Vegas.

General and administrative expenses for our Northeast segment decreased by $4.5 million, or 11.3%, for the three months ended September 30, 2018, as compared to the three months ended September 30, 2017, primarily due to lower contingent liability expense at Plainridge Park Casino.

General and administrative expense increased by $15.9 million, or 4.4%, for the nine months ended September 30, 2018, as compared to the nine months ended September 30, 2017, primarily due to the variances explained below.

General and administrative expenses for Other increased by $26.1 million, or 40.0%, for the nine months ended September 30, 2018, as compared to the nine months ended September 30, 2017, primarily due to a gain of $19.4 million in 2017 from the settlement of the contingent liability at Rocket Speed, which was partially offset by lower salaries and wages expense.  In addition, corporate overhead costs increased by $7.1 million for the nine months ended September 30, 2018, primarily due to higher transaction costs related to the acquisitions of Pinnacle and Margaritaville.

General and administrative expenses for our Northeast segment decreased by $5.5 million, or 4.7%, for the nine months ended September 30, 2018, as compared to the nine months ended September 30, 2017, primarily due to a favorable settlement on accrued commissions to outside consultants at Casino Rama related to the termination of the management service contract, effective July 18, 2018, as well as lower contingent liability expense at Plainridge Park Casino.

Depreciation and amortization expense

Depreciation and amortization expense decreased by $9.6 million, or 14.5%, and $29.9 million, or 14.5%, for the three and nine months ended September 30, 2018, respectively, as compared to the three and nine months ended September 30, 2017, primarily due to decreases at the majority of our properties due to assets becoming fully depreciated, partially offset by the acquisitions of 1st Jackpot and Resorts on May 1, 2017.

Other income (expenses)

Other income (expenses) for the three and nine months ended September 30, 2018 and 2017 were as follows (in thousands):

				Percentage
Three Months Ended September 30,	2018	2017	Variance	Variance
Interest expense	$(114,844)	$(118,236)	$3,392	(2.9)%
Interest income	246	304	(58)	(19.1)%
Income from unconsolidated affiliates	5,696	4,781	915	19.1%
Loss on early extinguishment of debt and modification costs	(311)	—	(311)	N/A
Other	(1,435)	(236)	(1,199)	508.1%
Total other expenses	$(110,648)	$(113,387)	$2,739	(2.4)%

				Percentage
Nine Months Ended September 30,	2018	2017	Variance	Variance
Interest expense	$(346,457)	$(350,000)	$3,543	(1.0)%
Interest income	736	3,185	(2,449)	(76.9)%
Income from unconsolidated affiliates	16,791	14,350	2,441	17.0%
Loss on early extinguishment of debt and modification costs	(3,772)	(23,390)	19,618	(83.9)%
Other	(1,479)	(2,202)	723	(32.8)%
Total other expenses	$(334,181)	$(358,057)	$23,876	(6.7)%

Interest expense

Interest expense decreased by $3.4 million, or 2.9%, for the three months ended September 30, 2018, as compared to the three months ended September 30, 2017, primarily due to lower borrowing levels partially offset by higher interest rates under the senior secured credit facility, lower interest expense on the financing obligation with GLPI.  The Company anticipates an annual rent reduction of approximately $12 million which will be effective November 1, 2018, in connection with the variable rent reset provisions in the Master Lease.  This benefit will likely be partially offset by a maximum annual rent escalator of $5.4 million which is also effective November 1, 2018, based on current projections.

Interest income

Interest income decreased by $2.4 million, or 76.9%, for the nine months ended September 30, 2018, as compared to the nine months ended September 30, 2017, primarily due to the cessation of interest accruals on our loan to the JIVDC beginning in the second quarter of 2017.

Other

Other increased by $1.2 million and decreased $0.7 million for the three and nine months ended September 30, 2018, respectively, as compared to the corresponding periods in the prior year.  The three month period ended September 30, 2018 variance was primarily due to the reclassification of foreign currency translation adjustments to net income related to the termination of the Casino Rama management service contract in July 18, 2018. The variance for the nine month period ended September 30, 2018 was due to a change of the $1.8  million in costs related to the Company’s refinancing of its senior secured credit facility during the nine months ended September 30, 2017, as well as the impact of the previously mentioned reclassification adjustment for the termination of the Casino Rama management service contract in July 2018.

Income Taxes

The Company calculates the provision for income taxes during interim reporting periods by applying an estimate of the annual effective tax rate to the full year projected pretax book income or loss excluding certain discrete items. The effective tax rate (income taxes as a percentage of income from operations before income taxes) including discrete items was 20.07% and 22.79% for the three and nine months ended September 30, 2018, as compared to (2,507.15)% and (1,232.94)% for the three and nine months ended September 30, 2017.  The effective tax rates for 2017 benefited from the deferred tax valuation allowance reversal of $766.2 million for the three and nine month period ended September 30, 2017.

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

The following table presents a reconciliation of the Company’s most directly comparable GAAP financial measures to adjusted EBITDA and adjusted EBITDA after Master Lease payments, for the three and nine months ended September 30, 2018 and 2017 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Net income	$36,125	$789,340	$135,550	$811,523
Income tax (benefit) provision	9,070	(759,064)	40,001	(750,641)
Other (1)	1,746	236	5,251	25,592
Income from unconsolidated affiliates	(5,696)	(4,781)	(16,791)	(14,350)
Interest income	(246)	(304)	(736)	(3,185)
Interest expense	114,844	118,236	346,457	350,000
Income from operations	$155,843	$143,663	$509,732	$418,939
Loss on disposal of assets	3,220	96	3,223	103
Provision (recovery) for loan loss and unfunded loan commitments and impairment losses	—	24,317	(16,367)	29,952
Charge for stock compensation	2,915	1,853	8,847	5,827
Contingent purchase price	407	(20,716)	1,743	(16,794)
Cash-settled stock award variance	(1,692)	1,583	(1,354)	12,839
Pre-opening and significant transaction costs	5,187	1,847	17,159	4,593
Depreciation and amortization	56,852	66,483	175,801	205,688
Insurance recoveries	—	—	(68)	—
Income from unconsolidated affiliates	5,696	4,781	16,791	14,350
Non-operating items for Kansas JV	1,271	1,310	3,844	4,570
Adjusted EBITDA	$229,699	$225,217	$719,351	$680,067
Master Lease payments	(115,240)	(114,489)	(347,030)	(340,907)
Adjusted EBITDA, after Master Lease payments	$114,459	$110,728	372,321	339,160

(1)	September 30, 2017 nine months figure includes loss on early extinguishment of debt, modification costs and financing charges of $25.1 million.

The reconciliation of each segment’s income (loss) from operations to adjusted EBITDA for the three and nine months ended September 30, 2018 and 2017 was as follows (in thousands):

Three Months Ended September 30, 2018	Northeast	South/West	Midwest	Other (1)	Total
Income (loss) from operations	$113,738	$31,019	$62,303	$(51,218)	$155,842
Charge for stock compensation	—	—	—	2,915	2,915
Depreciation and amortization	14,787	7,878	7,968	26,219	56,852
Contingent purchase price	389	—	19	—	408
Cash-settled stock award variance	—	—	—	(1,692)	(1,692)
Pre-opening and significant transaction costs	—	—	—	5,187	5,187
(Gain) loss on disposal of assets	(4)	13	8	3,204	3,221
Income (loss) from unconsolidated affiliates	—	—	6,190	(495)	5,695
Non‑operating items for Kansas JV	—	—	1,271	—	1,271
Adjusted EBITDA	$128,910	$38,910	$77,759	$(15,880)	$229,699

Three Months Ended September 30, 2017	Northeast	South/West	Midwest	Other (1)	Total
Income (loss) from operations	$106,575	$4,772	$60,005	$(27,689)	$143,663
Charge for stock compensation	—	—	—	1,853	1,853
Provision for loss on loan to the JIVDC and impairment losses	—	21,111	—	3,206	24,317
Depreciation and amortization	19,661	9,224	9,560	28,039	66,484
Contingent purchase price	1,480	—	(44)	(22,152)	(20,716)
Cash-settled stock award variance	—	—	—	1,583	1,583
Pre-opening and significant transaction costs	—	—	—	1,847	1,847
(Gain) loss on disposal of assets	(72)	(61)	56	173	96
Income (loss) from unconsolidated affiliates	—	—	5,157	(376)	4,781
Non‑operating items for Kansas JV	—	—	1,310	—	1,310
Adjusted EBITDA	$127,644	$35,046	$76,044	$(13,516)	$225,218

Nine Months Ended September 30, 2018	Northeast	South/West	Midwest	Other (1)	Total
Income (loss) from operations	$351,175	$122,257	$191,466	$(155,167)	$509,731
Charge for stock compensation	—	—	—	8,847	8,847
Insurance recoveries	—	(68)	—	—	(68)
Recovery of loan loss and unfunded loan commitments to the JIVDC and impairment losses	—	(16,985)	—	618	(16,367)
Depreciation and amortization	44,870	25,431	24,466	81,035	175,802
Contingent purchase price	1,793	—	(48)	—	1,745
Cash-settled stock award variance	—	—	—	(1,354)	(1,354)
Pre-opening and significant transaction costs	—	—	—	17,159	17,159
Loss (gain) on disposal of assets	6	(27)	52	3,192	3,223
Income (loss) from unconsolidated affiliates	—	—	18,144	(1,353)	16,791
Non-operating items for Kansas JV	—	—	3,843	—	3,843
Adjusted EBITDA	$397,844	$130,608	$237,923	$(47,023)	$719,352

Nine Months Ended September 30, 2017	Northeast	South/West	Midwest	Other (1)	Total
Income (loss) from operations	$317,327	$51,952	$180,818	$(131,158)	$418,939
Charge for stock compensation	—	—	—	5,827	5,827
Provision for loss on loan to the JIVDC and impairment losses	—	26,746	—	3,206	29,952
Depreciation and amortization	64,209	27,794	28,739	84,946	205,688
Contingent purchase price	2,662	—	(19)	(19,437)	(16,794)
Cash-settled stock award variance	—	—	—	12,839	12,839
Pre-opening and significant transaction costs	—	—	—	4,593	4,593
(Gain) loss on disposal of assets	(104)	(56)	85	178	103
Income (loss) from unconsolidated affiliates	—	—	15,447	(1,097)	14,350
Non‑operating items for Kansas JV	—	—	4,570	—	4,570
Adjusted EBITDA	$384,094	$106,436	$229,640	$(40,103)	$680,067

Adjusted EBITDA for our South/West segment increased by $3.9 million, or 11.0% and $24.2 million, or 22.7%, for the three and nine months ended September 30, 2018, as compared to the three and nine months ended September 30, 2017, primarily due to higher adjusted EBITDA at M Resort, Tropicana Las Vegas, Hollywood Casino Gulf Coast and Zia Park Casino, as the local economy has improved since last year primarily due to higher oil prices, partially offset by decreases from our Mississippi properties due to challenging market conditions in this region.

Adjusted EBITDA for our Northeast segment increased by $1.3 million, or 1.0%, and $13.8 million, or 3.6%, for the three and nine months ended September 30, 2018, as compared to the three and nine months ended September 30, 2017, primarily due to improved results at all four of our Ohio properties and Plainridge Park Casino, partially offset by a decrease in management service fees due to the termination of the Casino Rama management service contract and weaker results at Hollywood Casino at Penn National Race Course.

Adjusted EBITDA for our Midwest segment increased by $1.7 million, or 2.2%, and $8.3 million, or 3.6%, for the three and nine months ended September 30, 2018, as compared to the three and nine months ended September 30, 2017, primarily due to improved results at Argosy Casino Riverside, Hollywood Casino St. Louis, Hollywood Casino at Kansas Speedway and Prairie State Gaming resulting from the acquisition of two smaller VGT route operators in Illinois during 2017 and organic growth in the number of locations serviced, partially offset by weaker results at Hollywood Casino Joliet.

Adjusted EBITDA for Other decreased by $2.4 million, or 17.5%, and $6.9 million, or 17.3%,  for the three and nine months ended September 30, 2018, as compared to the three and nine months ended September 30, 2017, primarily due to declines in adjusted EBITDA at Rocket Speed and corporate overhead due to a larger variance to budget in the current year compared to prior year, as it pertains to cash-settled stock based awards.

Liquidity and Capital Resources

Historically and prospectively, our primary sources of liquidity and capital resources have been and will be cash flow from operations, borrowings from banks and proceeds from the issuance of debt and equity securities.

Net cash provided by operating activities totaled $301.0 million and $355.3 million for the nine months ended September 30, 2018 and 2017, respectively.  The decrease in net cash provided by operating activities of $54.3 million for nine months ended September 30, 2018, compared to the corresponding period in the prior year, was primarily comprised of, an increase in cash paid to suppliers and vendors of $53.9 million, primarily due to the acquisition of 1st Jackpot and Resorts on May 1, 2017, higher cash paid for taxes of $45.2 million, primarily due to refunds received in the prior year, increase in cash paid to employees of $13.0 million and higher cash paid for interest of $4.7 million, primarily due to the corporate debt refinancing in 2017 and the timing of payments, partially offset by an increase in cash receipts from customers of $61.2 million, primarily due to the acquisition noted above.

Net cash used in investing activities totaled $84.1 million and $192.5 million for the nine months ended September 30, 2018 and 2017, respectively. The decrease in net cash used in investing activities of $108.4 million for the nine months ended September 30, 2018, compared to the corresponding period in the prior year, was primarily due to the purchase of a Category 4 gaming licenses in York and Berks County, Pennsylvania for $57.6 million compared to acquisition costs of $126.4 million related to acquisition of 1st Jackpot and Resorts on May 1, 2017, lower project capital expenditures of $13.3 million, higher contributions from our Texas joint venture following the sale of vacant land in the amount of $19.4 million, and net higher proceeds from sale of the JIVDC loan of $10.6 million.

Net cash used in financing activities totaled $250.3 million and $127.5 million for the nine months ended September 30, 2018 and 2017, respectively. The increase in net cash used in financing activities of $122.8 million for the nine months ended September 30, 2018, compared to the corresponding period in the prior year, was primarily due to lower proceeds from the revolving credit facility and issuance of long-term debt of $1,329.8 million due to the refinancing of corporate debt in 2017, increased payments on our financing obligation with GLPI of $4.9 million compared to $82.6 million proceeds from GLPI for financing the acquisition of 1st Jackpot and Resorts on May 1, 2017, partially offset lower payments on the revolving credit facility and long-term debt of $1,230.6 million due to the previously mentioned refinancing, lower payments on other long-term obligations of $20.4 million, primarily due to the payoff of a corporate airplane loan in 2017, and $24.8 million for repurchases of common stock in 2017.

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

The following table summarizes our expected project capital expenditures by segment for the fiscal year ending December 31, 2018, and actual expenditures for the nine months ended September 30, 2018 (excluding licensing fees and net of reimbursements). The table below does not include our acquired Pinnacle properties and should not be utilized to predict future expected project capital expenditures subsequent to 2018.

	Project Capital Expenditures
	Expected for Year	Expenditure for
	Ending December 31,	Nine Months Ended	Balance to Expend
Segment	2018	September 30, 2018	in 2018
	(in millions)

Northeast	$0.1	$0.1	$—
South/West	3.2	2.0	1.2
Midwest	—	—	—
Other	0.4	0.1	0.3
Total	$3.7	$2.2	$1.5

	Maintenance Capital Expenditures
	Expected for Year	Expenditure for
	Ending December 31,	Nine Months Ended	Balance to Expend
Segment	2018	September 30, 2018	in 2018
	(in millions)

Northeast	$36.8	$21.4	$15.4
South/West	20.4	11.3	9.1
Midwest	32.8	17.9	14.9
Other	10.5	4.2	6.3
Total	$100.5	$54.8	$45.7

Project capital expenditures for our South/West segment are for improvements to food and beverage offerings at the Tropicana Las Vegas.

In January 2018, the Company secured a Category 4 satellite casino license in York County, Pennsylvania and paid $50.1 million for the gaming license. In April 2018, the Company secured a second Category 4 satellite casino license in Berks County, Pennsylvania and paid $7.5 million for the gaming license. The development of Hollywood Casino York, our first Category 4 satellite casino, which is to be located in the York Galleria Mall in Springettsbury Township will represent an overall capital investment of approximately $120 million inclusive of the gaming licenses. Hollywood Casino Morgantown, our second Category 4 satellite casino, is to be built on a vacant 36-acre site in Caernarvon Township with a capital investment of approximately $111 million inclusive of the gaming licenses. At the time of this filing, these two projects are expected to take 12-18 months to complete following the receipt of all requisite approvals.

In addition to the maintenance capital expenditures listed in the table above, we anticipate spending an additional $6.4 million related to our acquired Pinnacle properties during the fourth quarter of 2018.  Also, during the fourth quarter of 2018, we anticipate investing $20.0 million to purchase real money iGaming and sports betting licenses in Pennsylvania.

Cash generated from operations and cash available under the revolving credit facility portion of our senior secured credit facility funded our project and maintenance capital expenditures in 2018 to date.

Senior Secured Credit Facility

On January 19, 2017, the Company entered into a new senior secured credit facility. The new senior secured credit facility consists of a five year $700 million revolver, a five year $300 million Term Loan A facility, and a seven year $500 million Term Loan B facility (the “Amended Credit Facilities”). The Term Loan A facility was priced at LIBOR plus a spread (ranging from 3.00% to 1.25%) based on the Company’s consolidated total net leverage ratio as defined in the new senior secured credit facility. The Term Loan B facility was priced at LIBOR plus 2.50%, with a 0.75% LIBOR floor.  At September 30, 2018, the Company’s senior secured credit facility had a gross outstanding balance of $570.0 million, consisting of a $277.5 million Term Loan A facility and a $292.5 million Term Loan B facility. No amounts were outstanding on the revolving credit facility at September 30, 2018. Additionally, the Company had conditional obligations under letters of credit issued pursuant to the senior secured credit facility with face amounts aggregating $21.8 million, resulting in $678.2 million of available borrowing capacity as of September 30, 2018 under the revolving credit facility. In connection with the repayment of the previous senior secured credit facility, the Company recorded $1.7 million in refinancing costs and a $2.3 million loss on the early extinguishment of debt for the nine months ended September 30, 2017 related to the write-off of deferred debt issuance costs and the discount on the Term Loan B facility of the previous senior secured credit facility.  In connection with Term Loan B principal prepayments, the Company recorded a $0.3 million and $3.8 million loss on the early extinguishment of debt for the three and nine months ended September 30, 2018.

Redemption of 5.875% Senior Subordinated Notes

In the first quarter of 2017, the Company redeemed all of its $300 million 5.875% senior subordinated notes, which were due in 2021 (“5.875% Notes”). In connection with this redemption, the Company recorded a $21.1 million loss on the early extinguishment of debt for the nine months ended September 30, 2017, related to the difference between the reacquisition price of the 5.875% Notes compared to its carrying value.

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

Master Lease Financing Obligation with GLPI

The Company makes significant payments to GLPI under the Master Lease which totaled $115.2 million and $347.0 million for the three and nine months ended September 30, 2018, respectively, and $114.5 million and $340.9 million for the three and nine months ended September 30, 2017, respectively.  As of September 30, 2018, the Company financed with GLPI real property assets associated with twenty of the Company’s gaming and related facilities used in the Company’s operations.

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

At September 30, 2018, the Company was in compliance with all required financial covenants.

Outlook

Based on our current level of operations, we believe that cash generated from operations and cash on hand, together with amounts available under our senior secured credit facility, will be adequate to meet our financing obligations, debt service requirements, capital expenditures and working capital needs for the foreseeable future. However, we cannot be certain that our business will generate sufficient cash flow from operations, that our anticipated earnings projections will be realized, or that future borrowings will be available under our senior secured credit facility or otherwise will be available to enable us to service our indebtedness, including the senior secured credit facility and the $400 million 5.625% Notes, to retire or redeem the $400 million 5.625% Notes when required or to make anticipated capital expenditures. In addition, we expect a majority of our future growth to come from acquisitions of gaming properties at reasonable valuations, greenfield projects, jurisdictional expansions and property expansion in under-penetrated markets. If we consummate significant acquisitions in the future or undertake any significant property expansions, our cash requirements may increase significantly and we may need to make additional borrowings or complete equity or debt financings to meet these requirements. Our future operating performance and our ability to service or refinance our debt will be subject to future economic conditions and to financial, business and other factors, many of which are beyond our control. See “Risk Factors—Risks Related to Our Capital Structure” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 and “Risk Factors” in this Quarterly Report on Form 10-Q for a discussion of the risks related to our capital structure.

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

In connection with the recent acquisition of Pinnacle, we increased our Term Loan A and Term Loan B borrowings to $707.7 million and $1,128.8 million, respectively.  The final maturity dates for the Term Loan A and Term Loan B are October 19, 2023 and October 15, 2025, respectively.  In addition, we continue to maintain a $700 million revolving commitment, which is currently undrawn, under the senior secured credit facility.  We anticipate that our incremental cash flow resulting from the acquisition will be more than adequate to service the additional lease obligations and increased borrowings.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The table below provides information at September 30, 2018 about our financial instruments that are sensitive to changes in interest rates. For debt obligations, the table presents notional amounts maturing during the period and the related weighted-average interest rates by maturity dates. Notional amounts are used to calculate the contractual payments to be exchanged by maturity date and the weighted-average interest rates are based on implied forward LIBOR rates at September 30, 2018.

	10/1/2018 -	10/01/19 -	10/01/20 -	10/01/21 -	10/01/22 -			Fair Value
	09/30/19	09/30/20	09/30/21	09/30/22	09/30/23	Thereafter	Total	09/30/18
	(in thousands)
Long-term debt:
Fixed rate	$—	$—	$—	$—	$—	$400,000	$400,000	$386,000
Average interest rate						5.63%

Variable rate	$23,750	$31,250	$35,000	$207,500	$5,000	$267,500	$570,000	$570,731
Average interest rate (1)	5.00%	4.97%	4.93%	4.77%	5.73%	5.72%	—

(1)	Estimated rate, reflective of forward LIBOR plus the spread over LIBOR applicable to variable-rate borrowing.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Controls and Procedures

The Company’s management, under the supervision and with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of September 30, 2018, which is the end of the period covered by this Quarterly Report on Form 10-Q. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well-designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2018 to ensure that information required to be disclosed by the Company in reports we file or submit under the Exchange Act is (i) recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the United States Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to the Company’s management, including the Company’s principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

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

During the second quarter of 2018, the U.S. Supreme Court overturned the Federal ban on sports betting.  We began accepting wagers on sporting events during the third quarter of 2018 at our casinos located in Mississippi, West Virginia, and we anticipate implementing in Pennsylvania during the fourth quarter.  Our ability to be successful with our proposed sports betting operations is dependent on potential legislation in various jurisdictions that affect the sports betting industry in the United States. We continue to engage with state lawmakers in our other jurisdictions to advocate for the passage of sports betting laws with reasonable tax rates and license fees, similar to legislation enacted in West Virginia, Mississippi and Nevada.

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

Risks Related to Our Acquisition of Pinnacle

We may be unable to integrate the business of Pinnacle into our business successfully or realize the anticipated benefits of the Pinnacle transaction.

We entered into the merger agreement with Pinnacle with the expectation that the transaction will result in various benefits for the combined company, including, among others, synergies resulting from cost savings and operating efficiencies. Achieving the anticipated benefits of the transaction is subject to a number of uncertainties, including whether the respective businesses and assets of both companies can be integrated in an efficient and effective manner. We will be required to devote significant management attention and resources to integrating the business practices and operations of Pinnacle with our operations. Potential difficulties we may encounter as part of the integration process include the following:

•

the inability to successfully combine the business of Pinnacle with our business in a manner that permits the parties to achieve the full revenue, cost synergies and other benefits anticipated to result from the transaction;

•

complexities associated with managing the combined businesses, including possible differences in corporate cultures and management philosophies and the challenge of integrating complex systems, technology, networks and other assets of each of the companies in a seamless manner that minimizes any adverse impact on customers, suppliers, employees and other constituencies; and

•	potential unknown liabilities and unforeseen increased expenses or delays associated with the integration of Pinnacle’s business with our business.

Even if we are able to integrate Pinnacle’s businesses successfully, this integration may not result in the realization of the full benefits of the growth opportunities and cost synergies that we currently expect from this integration or that these benefits will be achieved within the anticipated timeframe or at all. For example, we may not be able to eliminate duplicative costs. Moreover, we may incur substantial expenses in connection with the integration of Pinnacle’s businesses. While we anticipate that certain expenses will be incurred, such expenses are difficult to estimate accurately, and may exceed current estimates. Accordingly, the benefits from the transaction may be offset by costs incurred or delays in integrating the businesses. Failure to achieve these anticipated benefits could result in increased costs or decreases in the amount of expected revenues and could adversely affect the combined company’s future business, financial condition, operating results and prospects.

Our future results could suffer if we cannot effectively manage the expanded operations following the transaction.

Following the transaction, the size of the combined business will be significantly larger than the current size of either our business or Pinnacle’s business. Our future success depends, in part, upon our ability to manage this expanded business, which will pose substantial challenges for management, including challenges related to the management and monitoring of new operations and associated increased costs and complexity. There can be no assurance that we will be successful or that we will realize any operating efficiencies, cost savings, revenue enhancements or other benefits currently anticipated from the Pinnacle transaction.

Our acquisition of Pinnacle subjects us to additional business risks, which may have an adverse impact on our business and results of operations.

As a result of the Pinnacle acquisition, we are subject to additional risks, including, without limitation, all of the business, financial, operational, environmental, competitive, regulatory, economic and other risks related to the properties and operations acquired from Pinnacle.  For example, in August 2017, the East Baton Rouge Metropolitan Council approved a smoking ban in casinos and bars that took effect in June 2018.  This smoking ban has had and is expected to continue to have an adverse effect on our business at L’Auberge Baton Rouge, which we acquired as part of the Pinnacle transaction.  We also face a partial smoking ban in St. Louis, which will impact both our Hollywood Casino St. Louis and River City properties.  If additional smoking bans are enacted within jurisdictions where we operate or seek to do business, our business could be adversely affected.  We are also subject to increased competition from a tribal operator in the Omaha, Nebraska area as a result of our acquisition of Ameristar Council Bluffs.  Additional operational risks as a result of the Pinnacle acquisition may have an adverse impact on our business and results of operations.

Our substantial indebtedness could adversely affect our financial health and prevent us from fulfilling our obligations under our outstanding indebtedness.

As of October 15, 2018, we had indebtedness of approximately $2.34 billion, including zero outstanding borrowings under our revolving credit facility and approximately $1.84 billion in outstanding term loans. In addition, we are required to make significant annual lease payments to GLPI which increased upon the closing of the merger with Pinnacle by approximately $355 million to approximately $817 million.

There can be no assurance in the future that we will generate sufficient cash flow from operations or through asset sales to meet our long-term debt service and lease obligations. Our present indebtedness and projected future borrowings could have important adverse consequences to us, such as:

•	making it more difficult for us to satisfy our obligations with respect to our indebtedness;
•	limiting our ability to participate in multiple or large development projects, absent additional third party financing;

•	increasing our vulnerability to general or regional adverse economic and industry conditions or a downturn in our business;
•

requiring us to dedicate a substantial portion of our cash flow from operations to satisfy our financing obligation and debt service, thereby reducing the availability of our cash flow to fund working capital, capital expenditures and other general corporate purposes;

•	limiting our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;
•	placing us at a competitive disadvantage compared to our competitors that are not as highly leveraged;
•	limiting, along with the financial and other restrictive covenants in our indebtedness, among other things, our ability to borrow additional funds; and
•

resulting in an event of default if we fail to satisfy our obligations under our indebtedness or fail to comply with the financial and other restrictive covenants contained in our debt instruments, which event of default could result in all of our debt becoming immediately due and payable and could permit certain of our lenders to foreclose on any of our assets securing such debt.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

On February 3, 2017, the Company announced a repurchase program pursuant to which the Board of Directors authorized the repurchase of up to $100 million of the Company’s common stock, which can be executed over a two-year period.  During 2017, the Company repurchased a total of 1,264,149 shares at an average price of $19.59.  The remaining maximum dollar value of shares that may still be repurchased under the program is $75.2 million. The Company did not repurchase any shares during the three and nine months ended September 30, 2018.  All of the repurchased shares have been retired.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

Exhibit	Description of Exhibit

10.1

Form of Notice of Award of Restricted Stock for the Penn National Gaming, Inc. 2018 Long Term Incentive Compensation Plan (Incorporated by reference to Exhibit 10.2 to the Company’s Form S-8 filed on August 8, 2018).

10.2

Form of Notice of Award of Phantom Stock Units for the Penn National Gaming, Inc. 2018 Long Term Incentive Compensation Plan (Incorporated by reference to Exhibit 10.3 to the Company’s Form S-8 filed on August 8, 2018).

10.3

Form of Non-Qualified Stock Option Certificate for the Penn National Gaming, Inc. 2018 Long Term Incentive Compensation Plan (Incorporated by reference to Exhibit 10.4 to the Company’s Form S-8 filed on August 8, 2018).

10.4

Form of Notice of Stock Appreciation Right Award for the Penn National Gaming, Inc. 2018 Long Term Incentive Compensation Plan (Incorporated by reference to Exhibit 10.5 to the Company’s Form S-8 filed on August 8, 2018).

10.5	Penn National Gaming, Inc. Performance Share Program (Incorporated by reference to Exhibit 10.6 to the Company’s Form S-8 filed on August 8, 2018).

10.6

Form of Notice of Award of Restricted Stock for Performance Share Program for the Penn National Gaming, Inc. 2018 Long Term Incentive Compensation Plan (Incorporated by reference to Exhibit 10.7 to the Company’s Form S-8 filed on August 8, 2018).

10.7

Form of Performance Share Program Restricted Stock Award Certificate for the Penn National Gaming, Inc. 2018 Long Term Incentive Compensation Plan (Incorporated by reference to Exhibit 10.8 to the Company’s Form S-8 filed on August 8, 2018).

10.8#

Executive Agreement, effective as of June 13, 2018, by and between Penn National Gaming, Inc. and Timothy J. Wilmott (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on August 29, 2018).

10.9

Incremental Joinder Agreement No. 1, dated as of October 15, 2018 by and among Penn National Gaming, Inc., certain subsidiaries of Penn National Gaming, Inc. party thereto as guarantors, Bank of America, N.A., as letter of credit lender, swingline lender, administrative agent and collateral agent and the lenders party thereto (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on October 15, 2018).

10.10

Master Lease, dated April 28, 2016, by and between PNK Entertainment, Inc. and Pinnacle Entertainment, Inc. (Incorporated by reference to Exhibit 2.2 to Pinnacle’s Current Report on Form 8-K filed on April 28, 2016).

10.11

First Amendment to Master Lease, dated August 29, 2016, by and between Pinnacle MLS, LLC and Gold Merger Sub, LLC (Incorporated by reference to Exhibit 2.3 to Pinnacle’s Quarterly Report on Form 10-Q for the quarterly period ending September 30, 2016).

10.12

Second Amendment to Master Lease, dated October 25, 2016, by and between Pinnacle MLS, LLC and Gold Merger Sub, LLC (Incorporated by reference to Exhibit 2.4 to Pinnacle’s Quarterly Report on Form 10-Q for the quarterly period ending September 30, 2016).

10.13

Third Amendment to Master Lease, dated March 24, 2017, by and between Pinnacle MLS, LLC and Gold Merger Sub, LLC (Incorporated by reference to Exhibit 10.1 to Pinnacle’s Quarterly Report on Form 10-Q for the quarterly period ending March 31, 2017).

10.14

Fourth Amendment to Master Lease, dated as of October 15, 2018, by and between Pinnacle MLS, LLC and Gold Merger Sub, LLC (Incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K, filed on October 15, 2018).

10.15

Guarantee of Master Lease, dated as of October 15, 2018, by Penn National Gaming, Inc. (Incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K, filed on October 15, 2018).

10.16*	Sixth Amendment to the Master Lease, dated as of August 8, 2018, by and between GLP Capital, L.P. and Penn Tenant, LLC.

10.17*	Seventh Amendment to the Master Lease, dated as of October 31, 2018, by and between GLP Capital, L.P. and Penn Tenant, LLC.

31.1*	CEO Certification pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

31.2*	CFO Certification pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

32.1*	CEO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	CFO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Balance Sheets at September 30, 2018 and December 31, 2017, (ii) the Condensed Consolidated Statements of Operations for the three and nine months ended September, 2018 and 2017, (iii) the Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2018 and 2017, (iv) the Condensed Consolidated Statements of Changes in Shareholders’ Equity for the nine months ended September 30, 2018, (v) the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2018 and 2017 and (vi) the notes to the Condensed Consolidated Financial Statements, tagged as blocks of text.

#       Compensation plans and arrangements for executives and others.

*       Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PENN NATIONAL GAMING, INC.

November 8, 2018	By:	/s/ Timothy J. Wilmott
Timothy J. Wilmott
Chief Executive Officer (Principal Executive Office and Duly Authorized Officer)