Form 10-K
period 2018-12-31
PENN NATIONAL GAMING INC
filed 2019-02-28
CIK 921738

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to                     _
Commission file number 0-24206
Penn National Gaming, Inc.

Pennsylvania (State or other jurisdiction of incorporation or organization)	23-2234473 (I.R.S. Employer Identification No.)
825 Berkshire Blvd., Suite 200
Wyomissing, Pennsylvania 19610
(610) 373-2400
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.01 par value per share	The NASDAQ Stock Market LLC
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☑ NO ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. YES ☐ NO ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). YES ☑ NO ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐	Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐ NO ☑
As of June 30, 2018, the aggregate market value of the voting common stock held by non-affiliates of the registrant was $2.9 billion. Such aggregate market value was computed by reference to the closing price of the common stock as reported on the NASDAQ Global Select Market on June 30, 2018.
As of February 19, 2019, the number of shares of the registrant’s common stock outstanding was 116,840,000.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive 2019 proxy statement, anticipated to be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year, are incorporated by reference into Part III of this Form 10-K.

PENN NATIONAL GAMING, INC.

IMPORTANT FACTORS REGARDING FORWARD-LOOKING STATEMENTS
This document includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements are included throughout the document, including the section entitled “Risk Factors,” and relate to our business strategy, our prospects and our financial position. These statements can be identified by the use of forward-looking terminology such as “expects,” “believes,” “estimates,” “projects,” “intends,” “plans,” “seeks,” “may,” “will,” “should” or “anticipates” or the negative or other variation of these or similar words, or by discussions of future events, strategies or risks and uncertainties. Specifically, forward-looking statements may include, among others, statements concerning:

•	our expectations of future results of operations or financial condition;

•	our expectations for our operating properties or our development projects;

•	the timing, cost and expected impact of planned capital expenditures on our results of operations;

•	the impact of our geographic diversification;

•	our expectations with regard to the impact of competition;

•	our expectations regarding economic and consumer conditions;

•
information regarding our recent acquisitions of Pinnacle Entertainment, Inc. (“Pinnacle”) and Margaritaville Resort Casino (“Margaritaville Resort Casino”) in Bossier City, Louisiana, including the potential synergies of these acquisitions, and our pending acquisition of the gaming operations of Greektown Hotel-Casino (“Greektown”) in Detroit, Michigan;

•	our expectations regarding the completion of our acquisition of Greektown;

•	our expectations with regard to further acquisitions and development opportunities, as well as the integration and ultimate results of any companies we have acquired or may acquire;

•	the outcome and financial impact of the litigation in which we are or will be periodically involved;

•
the actions of regulatory, legislative, executive or judicial decisions at the federal, state or local level with regard to our current businesses and new business lines and the impact of any such actions;

•	our ability to integrate the businesses of Pinnacle, Margaritaville Resort Casino and Greektown into our business successfully or realize the anticipated benefits of these transactions;

•	our expectations of the utilization of technology for social and real money iGaming;

•	our substantial indebtedness could adversely affect our financial health and prevent us from fulfilling our obligations under our outstanding indebtedness; and

•	our expectations for the continued availability and cost of capital.
Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, they are inherently subject to risks, uncertainties and assumptions about our subsidiaries and us. There can be no assurance that actual results will not differ materially from our expectations, and accordingly, our forward-looking statements are qualified in their entirety by reference to the factors described below and in the information incorporated by reference herein. Meaningful factors that could cause actual results to differ materially from the forward-looking statements include, without limitation, risks related to the following:

•	the ability of our operating teams to drive revenue and profit growth at existing and recently acquired or soon-to-be opened properties;

•	the impact of significant competition from other gaming and entertainment operations;

•
our ability to obtain timely regulatory approvals required to own, develop and/or operate our facilities, or other delays, approvals or impediments to completing our planned acquisitions or projects, such as construction factors, including delays, unexpected costs, local opposition, and organized labor;

•
the passage of state, federal or local legislation (including referenda) that would expand, restrict, further tax, prevent or negatively impact operations in or adjacent to the jurisdictions in which we do or seek to do business (such as smoking restrictions at our facilities);

•
with respect to our sports betting and iGaming operations, risks relating to entering into a new line of business, including our ability to establish relationships with key partners or vendors and generate sufficient returns on investment, as well as risks relating to potential legislation in various jurisdictions;

•	our ability to maintain agreements with our horsemen, pari-mutuel clerks and other organized labor groups;

•	the effects of local and national economic, credit, capital market, housing, and energy conditions on the economy in general and on the gaming and lodging industries in particular;

•
the activities of our competitors (for instance, in Massachusetts) and the continued increase of new competitors (traditional, internet, social, sweepstakes based and video gaming terminals (“VGTs”) in bars, truck stops and other retail establishments);

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

•
our ability to successfully integrate the Pinnacle, Margaritaville Resort Casino and Greektown businesses in an efficient and effective manner and our ability to obtain the anticipated synergies resulting from cost savings and operating efficiencies;

•	our ability to maintain market share at our facilities;

•	our expectations for the continued availability and cost of capital;

•	the impact of weather on our business;

•	the outcome of pending legal proceedings;

•	changes in accounting standards;

•	the risk of failing to maintain the integrity of our information technology infrastructure and safeguard our business, employee and customer data;

•	our ability to generate sufficient future taxable income to realize our deferred tax assets;

•
with respect to our social and other interactive gaming endeavors, risks related to the iGaming industry, employee retention, cyber-security, data privacy, implementing technological advancements, intellectual property and legal and regulatory challenges, increasing competition as well as our ability to successfully develop innovative new games that attract and retain a significant number of players in order to grow our revenues and earnings;

•
our ability to successfully compete in the VGT market, our ability to retain existing customers and secure new customers, risks relating to municipal authorization of VGT operations and the implementation and the ultimate success of the products and services being offered;

•
with respect to recent gaming expansion in Pennsylvania, including our Category 4 licenses in York County and Berks County, risks related to the potential cannibalization of Hollywood Casino at Penn National Race Course, Hollywood Gaming at Mahoning Valley Race Course, Meadows Racetrack and Casino and Hollywood Casino at Charles Town Races, ongoing litigation surrounding Pennsylvania’s gaming expansion legislation and the ultimate location of other gaming facilities in the Commonwealth;

•
with respect to our pending acquisition of the operations of Greektown, the possibility that the proposed transaction does not close when expected or at all because required regulatory or other approvals are not received or other conditions to the closing are not satisfied on a timely basis or at all; potential adverse reactions or changes to business or employee relationships, including those resulting from the announcement or completion of the transaction; the possibility that the anticipated benefits of the transaction are not realized when expected or at all; and

•	other factors included in Part I, Item 1A. Risk Factors of this Annual Report on Form 10-K or discussed in our filings with the U.S. Securities and Exchange Commission.
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

Overview
Penn National Gaming, Inc., together with its subsidiaries, is a leading, diversified, multi-jurisdictional owner and manager of gaming and racing facilities and video gaming terminal (“VGT”) operations with a focus on slot machine entertainment. In the second half of 2018, we launched live sports wagering at our facilities in Mississippi, Pennsylvania and West Virginia. In addition, the Company operates an interactive gaming division through its subsidiary, Penn Interactive Ventures, LLC (“PIV”). As of December 31, 2018, we owned, managed, or had ownership interests in 40 facilities in 18 jurisdictions. The majority of the gaming facilities used in the Company’s operations are subject to triple net master leases; the most significant of which are the Penn Master Lease and the Pinnacle Master Lease (as such terms are defined in the “Master Leases” section below and collectively referred to as the “Master Leases”), with Gaming and Leisure Properties, Inc. (“GLPI”), a publicly-traded real estate investment trust (“REIT”), as the landlord under the Master Leases. GLPI was formed in November 2013 through a tax-free spin-off (the “Spin-Off”) in which the Company separated its gaming operating assets from its real estate assets. In this Annual Report on Form 10-K, the terms “we,” “us,” “our,” the “Company,” “Penn” and “Penn National” refer to Penn National Gaming, Inc. and its subsidiaries, unless the context indicates otherwise.
In October 2018, the Company completed the acquisition of Pinnacle Entertainment, Inc. (“Pinnacle”), a leading regional gaming operator (the “Pinnacle Acquisition”). In conjunction with the Pinnacle Acquisition, the Company divested the membership interests of certain Pinnacle subsidiaries which operated the casinos known as Ameristar Casino Resort St. Charles, Ameristar Casino Hotel Kansas City, Belterra Casino Resort and Belterra Park (referred to collectively as the “Divested Properties”), to Boyd Gaming Corporation (“Boyd”). Additionally, as a part of the transaction, (i) GLPI acquired the real estate associated with Plainridge Park Casino, and concurrently leased back the real estate assets to the Company (the “Plainridge Park Casino Sale-Leaseback”) and (ii) a subsidiary of Boyd acquired the real estate assets associated with Belterra Park from a subsidiary of GLPI. In connection with the sale of the Divested Properties to Boyd as well as the Plainridge Park Casino Sale-Leaseback, the Pinnacle Master Lease, which was assumed by the Company concurrent with the closing of the Pinnacle Acquisition, was amended. The Pinnacle Acquisition added twelve gaming properties to our holdings and provides us with greater operational scale and geographic diversity.
In November 2018, we announced that the Company entered into a definitive agreement to acquire the operations of Greektown Casino-Hotel in Detroit, Michigan, subject to a triple net lease with VICI Properties, Inc. (“VICI”), a publicly-traded REIT, which we expect to close in the second quarter 2019. In January 2019, we acquired Margaritaville Casino Resort subject to a triple net lease with VICI (the “Margaritaville Lease”). Further, we have planned two development projects in Pennsylvania: Hollywood Casino York and Hollywood Casino Morgantown (a greenfield project), which are both Category 4 satellite gaming facilities. We anticipate that both of these development projects will be complete within 12-18 months after obtaining the necessary local and regulatory approvals.
In May 2017, we completed the acquisitions of 1st Jackpot Casino Tunica (f/k/a Bally’s Casino Tunica) and Resorts Casino Tunica. In June 2015, we opened Plainridge Park Casino, an integrated racing and slots-only gaming facility in Plainville, Massachusetts, and in August 2015, we completed the acquisition of our first Las Vegas strip asset, Tropicana Las Vegas. In September 2015, we acquired Illinois Gaming Investors LLC (d/b/a Prairie State Gaming) (“Prairie State Gaming”), one of the largest VGT route operators in Illinois, which has since acquired four small VGT route-operators based in Illinois. In 2015, PIV launched our HollywoodCasino.com Play4Fun social gaming platform with Scientific Games Corporation, and in August 2016, we enhanced our social gaming offerings with the acquisition of Rocket Speed, Inc. (“Rocket Speed”), a leading developer of social casino games.
We believe that our portfolio of assets provides us the benefit of a geographically diversified cash flow from operations. We expect to continue to expand our gaming operations through the implementation and execution of a disciplined capital expenditure program at our existing properties, the pursuit of strategic acquisitions, and the development of new gaming properties. In addition, we expect to pursue opportunities within other distribution channels, such as retail gaming, social gaming, and real money iGaming.

Master Leases
As noted above, the majority of the gaming facilities used in the Company’s operations are subject to either the Penn Master Lease or the Pinnacle Master Lease. Under triple net master leases, in addition to lease payments for the real estate assets (i.e., land and buildings), the Company is required to pay the following, among other things: (1) all facility maintenance; (2) all insurance required in connection with the leased properties and the business conducted on the leased properties; (3) taxes levied on or with respect to the leased properties (other than taxes on the income of the lessor); and (4) all utilities and other services necessary or appropriate for the leased properties and the business conducted on the leased properties.
The following summaries of the Master Leases are qualified in their entirety by reference to either the Penn Master Lease or the Pinnacle Master Lease, as applicable, and subsequent amendments, all of which are attached hereto as exhibits to this Annual Report on Form 10-K.
Penn Master Lease
Pursuant to a triple net master lease with GLPI (the “Penn Master Lease”), which became effective November 1, 2013, the Company leases real estate assets associated with 20 of the gaming facilities used in its operations. We determined that the Penn Master Lease did not meet the requirements of a normal leaseback under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 840 “Leases” due to prohibited forms of continuing involvement; and is, therefore, accounted for as a financing obligation.
The Penn Master Lease has an initial term of 15 years with four subsequent, five-year renewal periods on the same terms and conditions, exercisable at the Company’s option. If we elect to renew the term of the Penn Master Lease, the renewal will be effective as to all of the leased property then subject to the Penn Master Lease, provided that the final renewal option shall only be exercisable with respect to certain of the barge-based facilities (i.e., facilities where barges serve as foundations upon which buildings are constructed to serve as gaming or related facilities or serve ancillary purposes such as access platforms or shear barges to protect a gaming facility from floating debris) following an independent third party expert’s review of the total useful life of the applicable barged-based facility measured from the beginning of the initial term. If the final five-year renewal term would not cause the aggregate term to exceed 80% of the useful life of such facility, the facility shall be included in the five-year renewal. In the event that a five-year renewal of such facility would cause it to exceed 80% of the estimated useful life, such facility shall be included in the renewal for the period of time equal to but not exceeding 80% of the estimated useful life.
The payment structure under the Penn Master Lease includes a fixed component, a portion of which is subject to an annual escalator of up to 2%, depending on the Adjusted Revenue to Rent Ratio (as defined in the Penn Master Lease) of 1.8:1, and a component that is based on the performance of the facilities, which is prospectively adjusted (i) every five years by an amount equal to 4% of the average change in net revenues of all facilities under the Penn Master Lease compared to a contractual baseline (other than Hollywood Casino Columbus and Hollywood Casino Toledo) during the preceding five years (“Penn Percentage Rent”) and (ii) monthly by an amount equal to 20% of the net revenues of Hollywood Casino Columbus and Hollywood Casino Toledo in excess of a contractual baseline. Additionally, effective November 1, 2018, the percentage rent reset resulted in an annual rent reduction of $11.3 million, which will be in effect until the Company’s next percentage rent reset occurring on November 1, 2023.
In April 2014, we entered into an amendment to the Penn Master Lease in order to revise certain provisions relating to our Sioux City property. In accordance with that amendment, upon the cessation of gaming operations at Argosy Casino Sioux City on July 30, 2014, due to the termination of its gaming license, the annual payment to GLPI was reduced by $6.2 million. In addition, with the openings of Hollywood Gaming at Dayton Raceway and Hollywood Gaming at Mahoning Valley Race Course in September 2014, our annual payment increased by $19 million, which approximated 10% of the real estate construction costs paid for by GLPI related to these facilities.
In May 2017, following the acquisitions of 1st Jackpot Casino Tunica and Resorts Casino Tunica, we entered into an amendment to the Penn Master Lease in order to add the two additional facilities. The Company operates both 1st Jackpot Casino Tunica and Resorts Casino Tunica and leases the underlying real estate assets associated with these two properties from GLPI with a total initial annual payment of $9.0 million subject to the provisions included in the terms of the Penn Master Lease.
We do not have the ability to terminate our obligations under the Penn Master Lease prior to its expiration without GLPI’s consent. If the Penn Master Lease is terminated prior to its expiration other than with GLPI’s consent, we may be liable for damages and incur charges such as continued lease payments through the end of the lease term and maintenance costs for the leased property.

Pinnacle Master Lease
In connection with the Pinnacle Acquisition, the Company assumed a triple net master lease with GLPI, originally effective April 28, 2016 (“Pinnacle Master Lease”). Concurrent with the closing of the Pinnacle Acquisition on October 15, 2018, the Company entered into an amendment to the Pinnacle Master Lease to, among other things, (i) remove Ameristar Casino Resort St. Charles, Ameristar Casino Hotel Kansas City and Belterra Casino Resort, which were sold to Boyd, and (ii) add Plainridge Park Casino, whose real estate assets were sold to GLPI for $250.0 million and concurrently leased back to the Company for a fixed annual rent of $25.0 million. Further, the rent payment under the Pinnacle Master Lease was increased by a fixed annual amount of $13.9 million to adjust the rent to reflect current market conditions. Pursuant to the Pinnacle Master Lease, the Company leases real estate assets associated with twelve of the gaming facilities used in its operations from GLPI. Similar to the Penn Master Lease, the Pinnacle Master Lease is accounted for as a financing obligation.
Upon assumption of the Pinnacle Master Lease, as amended, there were 7.5 years remaining of the initial 10-year term, with five subsequent, five-year renewal periods exercisable at the Company’s option. The payment structure under the Pinnacle Master Lease includes a fixed component, which is subject to an annual escalator of up to 2%, depending on the Adjusted Revenue to Rent Ratio (as defined in the Pinnacle Master Lease) of 1.8:1, and a component that is based on the performance of the facilities, which is prospectively adjusted every two years by an amount equal to 4% of the average change in net revenues of all facilities under the Pinnacle Master Lease compared to a contractual baseline during the preceding two years (“Pinnacle Percentage Rent”). The next Pinnacle Percentage Rent reset will occur effective May 1, 2020.
We do not have the ability to terminate our obligations under the Pinnacle Master Lease prior to its expiration without GLPI’s consent. If the Pinnacle Master Lease is terminated prior to its expiration other than with GLPI’s consent, we may be liable for damages and incur charges such as continued lease payments through the end of the lease term and maintenance costs for the leased property.

Operating Properties
We view each of our gaming and racing facilities as an operating segment with the exception of our two facilities in Jackpot, Nevada, which we view as one operating segment, and our combined VGT operations as an operating segment. For financial reporting purposes, we aggregate our operating segments into four reportable segments. The table below summarizes certain features of the properties operated and/or managed by us as of December 31, 2018 as well as Margaritaville Resort Casino, which we acquired on January 1, 2019:

	Location	Real Estate Assets Lease or Ownership Structure	Type of Facility	Gaming Square Footage	Gaming Machines	Table Games (1)	Hotel Rooms
Northeast segment
Ameristar East Chicago	East Chicago, IN	Pinnacle Master Lease	Dockside gaming	56,000	1,720	72	288
Hollywood Casino Bangor	Bangor, ME	Penn Master Lease	Land-based gaming/racing	31,750	730	14	152
Hollywood Casino at Charles Town Races	Charles Town, WV	Penn Master Lease	Land-based gaming/racing	115,000	2,302	73	153
Hollywood Casino Columbus	Columbus, OH	Penn Master Lease	Land-based gaming	160,000	2,127	64	—
Hollywood Casino Lawrenceburg (2)	Lawrenceburg, IN	Penn Master Lease	Dockside gaming	146,500	1,522	78	463
Hollywood Casino at Penn National Race Course	Grantville, PA	Penn Master Lease	Land-based gaming/racing	99,500	2,002	69	—
Hollywood Casino Toledo	Toledo, OH	Penn Master Lease	Land-based gaming	125,000	2,042	69	—
Hollywood Gaming at Dayton Raceway	Dayton, OH	Penn Master Lease	Land-based gaming/racing	30,000	1,077	—	—
Hollywood Gaming at Mahoning Valley Race Course	Youngstown, OH	Penn Master Lease	Land-based gaming/racing	50,000	1,100	—	—
Meadows Racetrack and Casino	Washington, PA	Meadows Lease	Land-based gaming/racing	131,000	3,028	91	—
Plainridge Park Casino	Plainville, MA	Pinnacle Master Lease	Land-based gaming/racing	50,000	1,250	—	—

South segment
1st Jackpot Casino	Tunica, MS	Penn Master Lease	Dockside gaming	40,000	883	14	—
Ameristar Vicksburg	Vicksburg, MS	Pinnacle Master Lease	Dockside gaming	70,000	1,285	33	148
Boomtown Biloxi	Biloxi, MS	Penn Master Lease	Dockside gaming	35,500	674	14	—
Boomtown Bossier City	Bossier City, LA	Pinnacle Master Lease	Dockside gaming	30,000	866	16	187
Boomtown New Orleans	New Orleans, LA	Pinnacle Master Lease	Dockside gaming	30,000	1,156	31	150
Hollywood Casino Gulf Coast	Bay St. Louis, MS	Penn Master Lease	Land-based gaming	51,000	948	20	291
Hollywood Casino Tunica	Tunica, MS	Penn Master Lease	Dockside gaming	54,000	962	16	494
L’Auberge Baton Rouge	Baton Rouge, LA	Pinnacle Master Lease	Dockside gaming	74,000	1,332	47	205
L’Auberge Lake Charles	Lake Charles, LA	Pinnacle Master Lease	Dockside gaming	70,000	1,529	72	995
Margaritaville Resort Casino	Bossier City, LA	Margaritaville Lease	Dockside gaming	30,000	1,200	50	395
Resorts Casino Tunica	Tunica, MS	Penn Master Lease	Dockside gaming	35,000	765	—	201

West segment
Ameristar Black Hawk	Black Hawk, CO	Pinnacle Master Lease	Land-based gaming	56,000	1,200	40	536
Cactus Petes and Horseshu	Jackpot, NV	Pinnacle Master Lease	Land-based gaming	29,000	740	24	416
M Resort	Henderson, NV	Penn Master Lease	Land-based gaming	96,000	1,138	40	390
Tropicana Las Vegas	Las Vegas, NV	Owned	Land-based gaming	72,000	621	32	1,470
Zia Park Casino	Hobbs, NM	Penn Master Lease	Land-based gaming/racing	18,000	732	—	154

Midwest segment
Ameristar Council Bluffs (3)	Council Bluffs, IA	Pinnacle Master Lease	Dockside gaming	38,500	1,525	25	444
Argosy Casino Alton (4)	Alton, IL	Penn Master Lease	Dockside gaming	23,000	746	12	—
Argosy Casino Riverside	Riverside, MO	Penn Master Lease	Dockside gaming	56,000	1,500	41	248
Hollywood Casino Aurora	Aurora, IL	Penn Master Lease	Dockside gaming	53,000	1,000	27	—
Hollywood Casino Joliet	Joliet, IL	Penn Master Lease	Dockside gaming	50,000	1,100	26	100
Hollywood Casino at Kansas Speedway (5)	Kansas City, KS	Owned - JV	Land-based gaming	95,000	2,000	41	—
Hollywood Casino St. Louis	Maryland Heights, MO	Penn Master Lease	Dockside gaming	120,000	2,003	63	502
Prairie State Gaming (6)	Illinois	N/A	Land-based gaming	N/A	1,876	—	—
River City Casino	St. Louis, MO	Pinnacle Master Lease	Dockside gaming	90,000	1,925	52	200

Other
Freehold Raceway (7)	Freehold, NJ	Owned - JV	Standardbred racing	—	—	—	—
Retama Park Racetrack (8)	Selma, TX	None - Managed	Thoroughbred racing	—	—	—	—
Sam Houston Race Park (9)	Houston, TX	Owned - JV	Thoroughbred racing	—	—	—	—
Sanford-Orlando Kennel Club	Longwood, FL	Owned	Greyhound racing	—	—	—	—
Valley Race Park (9)	Harlingen, TX	Owned - JV	Greyhound racing	—	—	—	—
				2,310,750	48,606	1,266	8,582

(1)	Excludes poker tables

(2)	Includes 168 rooms at our hotel and event center located less than a mile from the gaming facility.

(3)	Includes 284 rooms operated by a third party and located on land leased by us and subleased to such third party.

(4)	The riverboat is owned by us and not subject to the Penn Master Lease.

(5)	Pursuant to a joint venture with International Speedway Corporation (“International Speedway”)

(6)	VGT route operator with 403 retail locations

(7)	Pursuant to a joint venture with Greenwood Limited Jersey, Inc., a subsidiary of Greenwood Racing, Inc.

(8)	Pursuant to a management contract with Retama Development Corporation.

(9)	Pursuant to a joint venture with MAXXAM, Inc. (“MAXXAM”)
Northeast Segment
Ameristar East Chicago is located less than 25 miles from downtown Chicago, Illinois and offers guests a gaming and entertainment experience in the Chicago metropolitan area. In addition to gaming amenities, the property features a full-service hotel, a fitness center, five dining venues, two lounges and approximately 5,400 square feet of meeting and event space.
Hollywood Casino Bangor features gaming facilities, including slot machines, table games and poker tables. Hollywood Casino Bangor’s amenities include a hotel with 5,119 square feet of meeting and multipurpose space, a buffet, a snack bar and a casual dining restaurant, a small entertainment stage, and a four-story parking garage with 1,500 spaces. Bangor Raceway, which is adjacent to the property, is located at historic Bass Park and includes a one-half mile standardbred racetrack and grandstand to seat 3,500 patrons.
Hollywood Casino at Charles Town Races is located within approximately an hour drive of the Baltimore, Maryland and Washington, D.C. markets. In addition to slot machines, table games and poker tables, Hollywood Casino at Charles Town Races includes a sportsbook for live sports betting. The complex also features live thoroughbred racing at a 3/4-mile all-weather lighted thoroughbred racetrack with a 3,000-seat grandstand, parking for approximately 5,800 vehicles and simulcast wagering. Hollywood Casino at Charles Town Races dining options include a high-end steakhouse, a sports bar and entertainment lounge and an Asian-themed restaurant.
Hollywood Casino Columbus is a Hollywood-themed casino featuring slot machines, table games and 36 poker tables. Hollywood Casino Columbus also includes multiple food and beverage outlets, an entertainment lounge, and structured and surface parking for approximately 4,600 spaces.
Hollywood Casino Lawrenceburg is located along the Ohio River in Lawrenceburg, Indiana, approximately 15 miles west of Cincinnati, Ohio. In addition to slot machines, table games, and poker tables, the Hollywood-themed casino riverboat includes a hotel; dining options; including a restaurant, bar, nightclub, sports bar, and two cafes; and meeting space. The City of Lawrenceburg Department of Redevelopment constructed a hotel and event center located less than a mile away from our Hollywood Casino Lawrenceburg property. Effective in January 2015, by contractual agreement, the hotel and event center is owned and operated by a subsidiary of the Company. The hotel and event center includes approximately 18,000 square feet of multipurpose space and 19,500 square feet of ballroom and meeting space.
Hollywood Casino at Penn National Race Course is located 15 miles northeast of Harrisburg, Pennsylvania. This gaming facility also includes an entertainment bar and lounge, a sports bar, a buffet, a high-end steakhouse and various casual dining options, as well as a simulcast facility and viewing area for live racing. In addition, Hollywood Casino at Penn National Race Course opened a sportsbook in November 2018. The facility has ample parking, including a five-story self-parking garage, with capacity for approximately 2,200 cars, and approximately 1,500 surface parking spaces for self and valet parking. The property includes a one-mile all-weather lighted thoroughbred racetrack and a 7/8-mile turf track.
Hollywood Casino Toledo is a Hollywood-themed casino whose gaming facilities include 19 poker tables. Hollywood Casino Toledo also includes multiple food and beverage outlets, an entertainment lounge, and structured and surface parking for approximately 3,300 spaces.
Hollywood Gaming at Dayton Raceway is a Hollywood-themed facility featuring video lottery terminals (“VLTs”) and a 5/8-mile standardbred racetrack. Hollywood Gaming at Dayton Raceway also includes various restaurants, bars, surface parking for 1,806 spaces and other amenities.
Hollywood Gaming at Mahoning Valley Race Course is a Hollywood-themed facility featuring VLTs and a one-mile thoroughbred racetrack. Hollywood Gaming at Mahoning Valley Race Course also includes various restaurants, bars, surface parking with approximately 1,250 spaces and other amenities.
Meadows Racetrack and Casino is located in Washington, Pennsylvania, approximately 25 miles south of Pittsburgh, Pennsylvania. In addition to gaming amenities, Meadows Racetrack and Casino offers several dining options, including a steakhouse, food court and a bar. In addition, the facility features an events and banquet center, a simulcast betting parlor, a harness racetrack and a bowling alley. The property also offers off-track wagering at a separate facility in Pittsburgh.

Plainridge Park Casino is located 20 miles southwest of the Boston beltway just off interstate 95 in Plainville, Massachusetts. In addition to gaming offerings, Plainridge Park Casino features various restaurants, bars, approximately 1,600 structured and surface parking spaces, and other amenities. Plainridge Park Casino also includes a 5/8-mile live harness racing facility with a two-story clubhouse for simulcast operations, special events, and live racing viewing, which is approximately 55,000 square feet.
South Segment
1st Jackpot Casino, the closest Tunica-area casino to downtown Memphis, Tennessee, features slot machines, table games, a steakhouse, a buffet, a café, a sportsbook and a live entertainment venue.
Ameristar Vicksburg, which is the largest dockside casino in central Mississippi, is located along the Mississippi River approximately 45 miles west of Mississippi’s largest city, Jackson. In addition to gaming amenities, the property features a hotel, multiple dining facilities, a club lounge, a sportsbook, a live entertainment venue, and 1,792 square feet of meeting and event space.
Boomtown Biloxi offers slot machines and table games as well as a buffet, a steakhouse, a sports bar, a Fat Tuesday, a noodle bar, a sportsbook and a recreational vehicle park. Boomtown Biloxi also features a 3,600 square foot event center and board room and has approximately 1,450 surface parking spaces.
Boomtown Bossier City features a hotel adjoining a dockside riverboat casino located less than one mile from the Louisiana Boardwalk. It also offers several dining options, ranging from a high-end steakhouse to casual dining restaurants, including a buffet, and 1,500 square feet of meeting and conference space.
Boomtown New Orleans is located in the West Bank area across the Mississippi River and approximately 15 minutes from the French Quarter of New Orleans, Louisiana. In addition to gaming amenities, it also features a five-story hotel, a fitness center, four restaurants, a 500-seat entertainment venue, and over 14,000 square feet of meeting and conference space.
Hollywood Casino Gulf Coast (formerly Hollywood Casino Bay St. Louis) features slot machines, table games, and poker tables. The waterfront Hollywood Hotel features 291 rooms, a 10,000 square foot ballroom, and nine separate meeting rooms offering more than 14,000 square feet of meeting space. Hollywood Casino Gulf Coast offers live concerts and various entertainment on weekends. The property also features The Bridges golf course, a sportsbook, and various dining facilities, including a steakhouse, a buffet, a grill and a clubhouse lounge as well as an entertainment bar. Other amenities include a recreational vehicle park and gift shop, lazy river, spa, and pool cabanas.
Hollywood Casino Tunica features gaming facilities, a hotel and a 123-space recreational vehicle park. Entertainment amenities include a steakhouse, a buffet, a grill, an entertainment lounge, a premium players’ club, a themed bar facility, a sportsbook, an indoor pool and showroom as well as banquet and meeting facilities. In addition, Hollywood Casino Tunica offers surface parking with approximately 1,635 spaces.
L’Auberge Baton Rouge is located approximately 10 miles southeast of downtown Baton Rouge, Louisiana. L’Auberge Baton Rouge offers a fully-integrated casino entertainment experience. It also features a 12-story hotel, a fitness center, four dining outlets, a music bar, and approximately 13,000 square feet of meeting and event space.
L’Auberge Lake Charles offers one of the closest full-scale casino hotel facilities to Houston, Texas, as well as to the Austin, Texas and San Antonio, Texas metropolitan areas. The location is approximately 140 miles from Houston and approximately 300 miles and 335 miles from Austin and San Antonio, respectively. L’Auberge Lake Charles features six dining outlets, a golf course, a full-service spa, retail shopping, two bars, and more than 26,000 square feet of meeting and event space.
Margaritaville Resort Casino, located in Bossier City, Louisiana, is one of the premier gaming, lodging, dining and entertainment experiences in Northern Louisiana. The property provides an island-style theme and includes a 15,000 square foot 1,000-seat theater, 9,500 square feet of meeting space, and approximately 1,500 parking spaces.
Resorts Casino Tunica, which is located adjacent to Hollywood Casino Tunica, features slot machines, a steakhouse, a buffet restaurant and a café. Resorts Casino Tunica also features 18,000 square feet of meeting and event space and a hotel.

West Segment
Ameristar Black Hawk is located in the center of the Black Hawk gaming district, approximately 40 miles west of Denver, Colorado. In addition to gaming amenities, the resort features a hotel, a full-service day spa, a fitness center, several dining outlets, a live entertainment bar, a 1,500 space parking structure, and 15,000 square feet of meeting and event space.
Cactus Petes and Horseshu (collectively, “the Jackpot Properties”) are located in Jackpot, Nevada, just south of the Idaho border. The Jackpot Properties collectively feature two hotels, four dining options, a golf course, a 4,000 seat amphitheater, a showroom, a live entertainment lounge, and meeting and event facilities.
M Resort, located approximately ten miles from the Las Vegas strip in Henderson, Nevada, is situated on approximately 90 acres on the southeast corner of Las Vegas Boulevard and St. Rose Parkway. The resort features slot machines, table games and a sportsbook. M Resort also offers a hotel, seven restaurants and six destination bars, more than 60,000 square feet of meeting and conference space, a 4,700 space parking structure, a spa and fitness center, a Topgolf Swing Suite, and a 100,000 square foot event center.
Tropicana Las Vegas, located on the strip in Las Vegas, Nevada, is situated on approximately 35 acres of land at the corner of Tropicana Boulevard and Las Vegas Boulevard. In addition to gaming, the resort features a hotel, a sportsbook kiosk, four full-service restaurants, a brunch buffet, a food court, a 1,100-seat performance theater, a 300-seat comedy club, over 100,000 square feet of exhibition and meeting space, a five-acre tropical beach event area and spa, and approximately 2,100 parking spaces.
Zia Park Casino is located in Hobbs, New Mexico and includes a casino, as well as an adjoining racetrack. The property includes slot machines, two restaurants, and a one-mile quarter/thoroughbred racetrack, with live racing from September to December, and a year-round simulcast parlor. In August 2014, we opened a hotel, which includes six suites, a business center, exercise/fitness facility and a breakfast venue.
Midwest Segment
Ameristar Council Bluffs is located across the Missouri River from Omaha, Nebraska and includes the largest riverboat in Iowa. In addition to gaming amenities, it also features a hotel, a fitness center, four dining facilities, a sports bar, and a 5,000 square feet of convention and meeting space.
Argosy Casino Alton is located on the Mississippi River in Alton, Illinois, approximately 20 miles northeast of downtown St. Louis. Argosy Casino Alton is a three-deck gaming facility featuring slot machines and table games. Argosy Casino Alton includes an entertainment pavilion and features a large buffet venue, a restaurant, a deli and a 475-seat main showroom. The facility also includes surface parking areas with approximately 1,350 spaces.
Argosy Casino Riverside is located on the Missouri River, approximately five miles from downtown Kansas City in Riverside, Missouri. The property features slot machines and table games. This Mediterranean-themed property features a nine-story hotel, a spa, an entertainment facility featuring various food and beverage areas, including a buffet, a steakhouse, a deli, a coffee bar, a Mexican restaurant, a VIP lounge and a sports/entertainment lounge and 19,000 square feet of banquet/conference facilities. Argosy Casino Riverside also has parking for approximately 3,000 vehicles, including a 1,250 space parking garage.
Hollywood Casino Aurora, is located in Aurora, Illinois, the second largest city in Illinois, approximately 35 miles west of Chicago. This single-level dockside casino offers guests with gaming amenities, including a poker room. The facility features a steakhouse with a private dining room, a VIP lounge for premium players, a casino bar with video poker, a buffet, and a deli. Hollywood Casino Aurora also has a surface parking lot, two parking garages with approximately 1,500 parking spaces, and a gift shop.
Hollywood Casino Joliet, is located on the Des Plaines River in Joliet, Illinois, approximately 40 miles southwest of Chicago. This barge-based casino provides guests with two levels of gaming experience as well as a deli and a VIP lounge. The land-based pavilion includes a steakhouse, a buffet and a sports bar. The complex also includes a hotel, approximately 4,600 square feet of meeting space, a 1,100 space parking garage, surface parking areas with approximately 1,500 spaces and an 80-space recreational vehicle park.
Hollywood Casino at Kansas Speedway, our 50% joint venture with International Speedway, opened in February 2012, and features slot machines, table games and poker tables. Hollywood Casino at Kansas Speedway offers a variety of dining and entertainment facilities, a meeting room, and has a 1,253 space parking structure.

Hollywood Casino St. Louis is located adjacent to the Missouri River in Maryland Heights, Missouri, directly off I-70 and approximately 22 miles northwest of downtown St. Louis, Missouri. The facility is situated along the Missouri River and features slot machines, table games, poker tables, a hotel, nine dining and entertainment venues and structured and surface parking with approximately 4,600 spaces.
Prairie State Gaming is our licensed VGT route operator in Illinois across a network of 403 bar and retail gaming establishments in seven distinct geographic areas throughout Illinois.
River City Casino is located in the St. Louis, Missouri metropolitan area, just south of the confluence of the Mississippi River and the River des Peres in the south St. Louis community of Lemay, Missouri. River City Casino features a hotel, multiple dining outlets, an entertainment lounge, and over 10,000 square feet of conference space.
Other
Freehold Raceway. Through our joint venture in Pennwood Racing, Inc. (“Pennwood”), we own 50% of Freehold Raceway, located in Freehold, New Jersey. The property features a half-mile standardbred race track and a 117,715 square foot grandstand.
Retama Park Racetrack. We have a management contract with Retama Development Corporation (“RDC”), a local government corporation of the City of Selma, Texas, to manage the day-to-day operations of Retama Park Racetrack. In addition, we own 1.0% of the equity of Retama Nominal Holder, LLC, which holds a nominal interest in the racing license used to operate Retama Park Racetrack. Additionally, we own a 75.5% interest in Pinnacle Retama Partners, LLC (“PRP”), which owns the contingent gaming rights that may arise if gaming under the existing racing license becomes legal in Texas in the future.
Sam Houston Race Park and Valley Race Park. Our joint venture with MAXXAM owns and operates the Sam Houston Race Park in Houston, Texas and the Valley Race Park in Harlingen, Texas, and holds a license for a racetrack in Manor, Texas, just outside of Austin. Sam Houston Race Park is located 15 miles northwest from downtown Houston along Beltway 8. Sam Houston Race Park hosts thoroughbred and quarter horse racing and offers daily simulcast operations, as well as hosts various special events, private parties and meetings, concerts and national touring festivals throughout the year. Valley Race Park features 91,000 of property square footage as a dog racing and simulcasting facility located in Harlingen, Texas.
Sanford-Orlando Kennel Club. Sanford-Orlando Kennel Club is a 1/4-mile greyhound facility located in Longwood, Florida. The facility has capacity for 6,500 patrons, with seating for 4,000 and surface parking for 2,500 vehicles. The facility conducts year-round greyhound racing and greyhound, thoroughbred, and harness racing simulcasts.
Heartland Poker Tour. We own and operate the Heartland Poker Tour, which is a live and televised poker tournament series.
Off-track Wagering Facilities. Our off-track wagering facilities (“OTWs”) and racetracks provide areas for viewing import simulcast races of thoroughbred and standardbred horse racing, televised sporting events, placing pari-mutuel wagers and dining. We operate two OTWs in Pennsylvania, and through our joint venture in Pennwood, we own 50% of a leased OTW in Toms River, New Jersey. In addition, in accordance with an operating agreement with Pennwood, the Company constructed an OTW in Gloucester Township, New Jersey, which opened in July 2014. Per the operating agreement, this OTW is operated by us; however, Pennwood has the option to purchase the OTW once the Company has received its total investment as defined in the operating agreement.
Penn Interactive Ventures. PIV is our interactive gaming division, which includes Rocket Speed, a leading developer of social casino games, and our HollywoodCasino.com Play4Fun social gaming platform with Scientific Games Corporation.
Trademarks
We own a number of trademarks and service marks registered with the U.S. Patent and Trademark Office (“USPTO”), including but not limited to, “Hollywood Casino®,” “Hollywood Gaming®,” “Argosy®,” “M Resort®,” “Hollywood Poker®,” and “Marquee Rewards.®” With the acquisition of Pinnacle, we acquired Pinnacle’s trademark portfolio and now also own “Ameristar®,” “Boomtown®,” “L’Auberge®,” and “MYCHOICE®,” among other trademarks. We believe that our rights to our marks are well established and have competitive value to our properties. We also have a number of trademark applications pending with the USPTO.
As part of our acquisition of Tropicana Las Vegas in August 2015, we assumed a trademark settlement agreement with Tropicana Entertainment, LLC, an affiliate of Tropicana Entertainment, Inc. that is not related to the Company, which, subject to other terms, conditions, and advertising limitations set forth in the agreement, confirms, among other things, that (i) Tropicana Las Vegas owns and has the exclusive right to use the “Tropicana Las Vegas” and the “Tropicana LV” marks within 50 miles of the “Las Vegas Property” for the purpose of providing goods and services in the field of entertainment and hospitality and in the natural scope of expansion thereof (the “Services”), and for “Internet Uses” (as defined in the Agreement) without geographic limitation, (ii) Tropicana Las Vegas may advertise the Services identified by the “Tropicana Las Vegas” and the “Tropicana LV” marks worldwide provided that the advertisements explicitly reference the location of the Tropicana Las Vegas Property, and (iii) Tropicana Entertainment, LLC owns and has the exclusive right to use the “Tropicana” and “Trop” marks, in connection with a modifier indicating the type of service being provided or a modifier designating an accurate geographic location of a property, outside of the Las Vegas area, and may advertise the Services worldwide provided that the advertisements explicitly reference the location of the properties.
We have licenses with third parties to use the Resorts® and Margaritaville® trademarks, among others, in connection with the operation of Resorts Casino Tunica, in Tunica, Mississippi and Margaritaville Resort Casino in Bossier City, Louisiana, respectively.
Competition
The gaming industry is characterized by an increasingly high degree of competition among a large number of participants, including riverboat casinos; dockside casinos; land-based casinos; video lottery; internet gaming; sports betting; gaming at taverns in certain states, such as Illinois; gaming at truck stop establishments in certain states, such as Pennsylvania and Louisiana; sweepstakes and poker machines not located in casinos; the potential for increased fantasy sports; real money iGaming; Native American gaming; and other forms of gaming in the U.S. In a broader sense, our gaming operations face competition from all manner of leisure and entertainment activities, including: shopping; athletic events; television and movies; concerts and travel. Legalized gaming is currently permitted in various forms throughout the U.S. and on various lands taken into trust for the benefit of certain Native Americans in the U.S. Other jurisdictions, including states adjacent to states in which we currently have facilities, have legalized, implemented and expanded gaming. In addition, established gaming jurisdictions could award additional gaming licenses or permit the expansion or relocation of existing gaming operations (including VGTs, sports betting and iGaming). New, relocated or expanded operations by other companies will increase competition for our gaming operations and could have a material adverse impact on us. Finally, the imposition of smoking restrictions and/or higher gaming tax rates have a significant impact on our properties’ ability to compete with facilities in nearby jurisdictions.
Northeast.  Hollywood Casino at Charles Town Races has been and will continue to be negatively impacted by competition in the Baltimore, Maryland market, which includes Maryland Live! and Horseshoe Casino Baltimore. Maryland Live!, a casino complex at the Arundel Mills mall in Anne Arundel, Maryland, opened in June 2012 and Horseshoe Casino Baltimore opened at the end of August 2014. Both of these facilities are substantial in nature, as Maryland Live! has approximately 4,000 slot machines, over 200 table games, various food and beverage offerings and as of July 2018, a 300-room hotel, whereas Horseshoe Baltimore has 2,200 slot machines and 180 table games. In December 2013, the sixth casino license for Maryland in Prince George’s County was granted to MGM. In December 2016, MGM National Harbor casino and resort opened featuring 3,300 slot machines and 124 table games and has had an adverse impact our financial results, as it has created additional competition for Hollywood Casino at Charles Town Races.
In November 2011, the Expanded Gaming Act was signed into law in Massachusetts, which allows up to three destination resort casinos located in three geographically diverse regions across the state and a single slots facility for one location statewide. In February 2014, the Massachusetts Gaming Commission awarded us the slots-only gaming license and in June 2015, we opened Plainridge Park Casino in Plainville. The licenses for two of three casino resorts have been awarded, with the remaining license in Southeastern Massachusetts still open. MGM Springfield in Western Massachusetts opened in August 2018 and Encore Boston Harbor in Eastern Massachusetts is scheduled to open in June 2019. Construction of a tribal casino in Taunton, Massachusetts, which was expected to open in 2017, is currently on hold following a judicial opinion issued during the third quarter 2016 regarding the validity of the Tribe’s land in trust. In addition, the relocation of the Newport Casino license to Tiverton, Rhode Island, near the Massachusetts border, which was approved by local and statewide voters in November 2016, opened in September 2018. Twin River Casino Hotel in Lincoln, Rhode Island, completed its new hotel tower during the fourth quarter 2018. The increased competition in Massachusetts will have a negative impact on the operations of Plainridge Park Casino.
In Ohio, a racino at Scioto Downs in Columbus, Ohio, opened in June 2012, which had a negative impact on Hollywood Casino Lawrenceburg’s financial results and competes aggressively in the same market as Hollywood Casino Columbus. In addition, a racino at Miami Valley Gaming opened in December 2013, and a racino at Belterra Park opened in May 2014. Both of these racinos compete with Hollywood Casino Lawrenceburg. We have opened our own racinos in Ohio, with Hollywood Gaming at Dayton Raceway in August 2014 and Hollywood Gaming at Mahoning Valley Race Course in September 2014. As a

result, in a relatively short period of time, Ohio has gone from having no gaming facilities to having four casinos and seven VLT facilities. In addition, we continue to fight illegal gaming operations, such as internet sweepstakes, in the state.
In addition, legislators in Kentucky regularly consider new gaming legislation. The commencement of gaming in Kentucky would negatively impact certain of our existing properties in the Northeast segment. In October 2017, Pennsylvania enacted gaming expansion legislation that authorized licenses for up to ten new Category 4 satellite casinos, VGTs at truck stops, online gaming, and other gaming offerings. The new casinos will have the ability to operate between 300 and 750 slot machines and up to 40 table games. Only Pennsylvania’s existing gaming operators were permitted to initially participate in the auctions for these new casinos, with a preference given to the Category 1 and Category 2 license holders in the first and second rounds. On January 10, 2018, Penn was awarded the first Category 4 satellite casino license to be located in York County for a $50.1 million license fee, which will compete with our Hollywood Casino at Penn National Race Course facility. On January 24, 2018, the second Category 4 satellite casino license was awarded in Derry Township in Westmoreland County and is expected to compete with and may have an adverse impact on Meadows. On February 8, 2018, the third Category 4 satellite casino license was awarded in Lawrence County which is expected to compete with and have an adverse impact on our existing Hollywood Gaming at Mahoning Valley Race Course facility in Youngstown, Ohio. On February 22, 2018 and April 4, 2018, the fourth and fifth, Category 4 satellite casino licenses, respectively, were awarded in Cumberland County and West Cocalico Township in Lancaster County (this was awarded to Penn for a $7.5 million license fee) which are expected to compete with and have an adverse impact on our Hollywood Casino at Penn National Race Course facility in Grantville, Pennsylvania. Penn also applied for a license to operate online real money gaming in Pennsylvania. Depending on our ability to successfully operate online gaming in Pennsylvania and on how many of the ten satellite casino licenses are ultimately issued, and the final locations and scope of these satellite casinos, as well as the impact of VGTs at truck stops and online gaming offerings, there may be additional negative impacts on our existing facilities in the Northeast segment.
South.  In the Mississippi Gulf Coast market, the Island View Beach Casino opened in June 2018, which has had an adverse effect on the financial results of our Boomtown Biloxi property. In the West Memphis and Tunica market, in January 2019, a planned expansion and renovation of Southland Park with a 55,000 square foot gaming floor, including over 2,000 gaming machines, gaming tables and high-limit room, will have an adverse impact on our casinos in the Tunica market. In addition, in the Lake Charles market, the opening of a full-service competitor in December 2014, Golden Nugget Lake Charles, has provided increased competition to L’Auberge Lake Charles and continues to have an adverse impact on financial results of our casino.
West.  M Resort and Tropicana Las Vegas compete directly with other Las Vegas hotels, resorts, and casinos, including those located on the Las Vegas Strip, on the basis of overall atmosphere, range of amenities, level of service, price, location, entertainment offered, convention and meeting facilities, shopping and restaurant facilities, theme, and size. In addition, a substantial number of customers are drawn from geographic areas outside of Las Vegas, particularly California and Arizona. Ameristar Blackhawk’s largest competitor, Monarch Casino, is expected to complete a large renovation and expansion by July 2019, including a parking garage and 500-room hotel.
Midwest.  In Illinois, there have been perennial gaming expansion proposals introduced in the legislature, which we expect to continue. In October 2012, video gambling in Illinois was officially launched with the first locations being allowed to operate VGTs. Currently, there are over 22,000 terminals at numerous locations throughout the state, which has had a negative impact on our casinos near or in Illinois. In September 2015, we purchased Prairie State Gaming, which is a licensed VGT operator in Illinois, whose operations now include more than 1,850 video gaming terminals across a network of 403 bars and retail gaming establishments throughout Illinois. Illinois also continues to discuss the viability of gaming expansion in the state through a potential combination of additional riverboat operations, land-based casinos and slots at racetracks. In addition, legislators in Indiana and Missouri are currently considering VGT legislation. The commencement of gaming in Indiana and Missouri or the expansion of gaming in Illinois would negatively impact certain of our existing properties in the Midwest segment. In November 2018, a tribal casino opened in Omaha, Nebraska, which competes with Ameristar Council Bluffs. In addition, there is a proposal to reopen a race track with slot machines at the Woodlands in Wyandotte County, which could have an adverse effect on the financial results of Hollywood Casino at Kansas Speedway. On November 6, 2018, voters in St. Louis County approved a ballot referendum that requires Hollywood Casino St. Louis and River City Casino to make at least 50% of their gaming floors smoke free. This smoking restriction could have an adverse impact on our business operations at our casinos in St. Louis County.
In February 2019, there was new proposed legislation in Indiana to relocate two existing licenses in Buffington Harbor in Gary, Indiana, moving one license to another location in Gary or another municipality in Northwest Indiana, and a second license to Terre Haute outside of Indianapolis. In the event this legislation passes and a casino is developed in Gary or a nearby municipality in Northwest Indiana, this would have a material adverse impact on the results of operations of Ameristar East Chicago, which is located in East Chicago, Indiana.

In addition, the proposed legislation in Indiana includes the acceleration of live dealer table games at existing racinos in Shelbyville and Anderson, Indiana to the summer of 2019, whereas existing law has live dealer table games at the existing racinos starting in the summer of 2021. In the event this legislation passes and live dealer table games at the existing racinos are available in the summer of 2019, this would have a material adverse impact on the results of operations at Hollywood Casino Lawrenceburg, which is located in Lawrenceburg, Indiana.
Government Regulation and Gaming Issues
The gaming and racing industries are highly regulated, and we must maintain our licenses and pay gaming taxes to continue our operations. Each of our facilities is subject to extensive regulation under the laws, rules and regulations of the jurisdiction where it is located. These laws, rules and regulations generally concern the responsibility, financial stability and character of the owners, managers, and persons with financial interests in the gaming operations. Violations of laws or regulations in one jurisdiction could result in disciplinary action in other jurisdictions. For a more detailed description of the statutes and regulations to which we are subject, please see Exhibit 99.1, “Government Regulation and Gaming Issues,” to this Annual Report on Form 10-K, which is incorporated herein by reference.
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
Compliance with federal, state and local provisions which have been enacted or adopted regulating the discharge of materials into the environment or otherwise relating to the protection of the environment have not had a material effect upon our capital expenditures, earnings or the competitive positions of our properties. From time to time, certain development projects may require substantial costs for environmental remediation due to prior use of our development sites. Our project budgets for such a site typically include amounts expected to cover the remediation work required.
Executive Officers of the Registrant
The persons serving as our executive officers and their positions with us are as follows:

NAME	AGE	POSITION WITH THE COMPANY
Timothy J. Wilmott	60	Chief Executive Officer
Jay Snowden	42	President and Chief Operating Officer
William J. Fair	56	Executive Vice President and Chief Financial Officer
Carl Sottosanti	54	Executive Vice President, General Counsel, and Secretary
Timothy J. Wilmott.  Mr. Wilmott joined us in February 2008 as President and Chief Operating Officer and was named Chief Executive Officer on November 1, 2013. In addition, in September 2014, Mr. Wilmott was appointed to the Board of Directors. Previously, Mr. Wilmott served as Chief Operating Officer of Harrah’s Entertainment, a position he held for approximately four years. In this position, he oversaw the operations of all of Harrah’s revenue-generating businesses, including 48 casinos, 38,000 hotel rooms and 300 restaurants. All Harrah’s Division Presidents, Senior Vice Presidents of Brand Operations, Marketing and Information Technology personnel reported to Mr. Wilmott in his capacity as Chief Operating Officer. Prior to his appointment to the position of Chief Operating Officer, Mr. Wilmott served from 1997 to 2002 as Division President of Harrah’s Eastern Division with responsibility for the operations of eight Harrah’s properties.
Jay Snowden.  Mr. Snowden is currently our President and Chief Operating Officer. Mr. Snowden joined us in October 2011 as Senior Vice President-Regional Operations, became our Chief Operating Officer in January 2014, and became our President and Chief Operating Officer in March 2017. Mr. Snowden is responsible for overseeing all of our operating businesses, as well as human resources, marketing, and information technology. Prior to joining us, Mr. Snowden was the Senior Vice President and General Manager of Caesars and Harrah’s in Atlantic City, and prior to that, held various leadership positions with them in St. Louis, San Diego and Las Vegas.
William J. Fair.  Mr. Fair joined us in January 2014 as Senior Vice President and Chief Development Officer and became our Executive Vice President and Chief Financial Officer in January 2017. Previously, Mr. Fair worked in development leadership positions for Universal Studios and Disney Development. Most recently, Mr. Fair was the President and Chief Executive Officer of the American Skiing Company, where he had oversight of ten ski mountain resorts which included ski operations, nine hotels, condominium operations, food and beverage operations, retail and rental operations, real estate brokerage and development.
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
Employees and Labor Relations
As of December 31, 2018, we had approximately 25,750 full- and part-time employees.
The Company is required to have agreements with the horsemen at the majority of its racetracks to conduct its live racing and/or simulcasting activities. In addition, in order to operate gaming machines and table games in West Virginia, the Company must maintain agreements with each of the Charles Town horsemen, pari-mutuel clerks and breeders.
At Hollywood Casino at Charles Town Races, the Company has an agreement with the Charles Town Horsemen’s Benevolent and Protective Association, which expired on June 18, 2018, but has been extended until April 18, 2019. Hollywood Casino at Charles Town Races also has an agreement with the breeders that expires on June 30, 2019. Additionally, the pari-mutuel clerks at Charles Town are represented under a collective bargaining agreement with the West Virginia Union of Mutuel Clerks, which expired on December 31, 2010, but has been extended on a month-to-month basis.
The Company’s agreement with the Pennsylvania Horsemen’s Benevolent and Protective Association at Hollywood Casino at Penn National Race Course was renewed through January 31, 2020. The Company has an agreement with Laborers’ International Union of North America Local 108, regarding both on-track and off-track pari-mutuel clerks and admission staff, which expires on December 1, 2021. The Company has an agreement, which runs through August 2021, with the International Chapter of Horseshoers and Allied Equine Trades Local 947 regarding starting gate and jockey valet staff.
The Company’s agreement with the Meadows Standardbred Owners Clubs Association was renewed through December 31, 2018. Meadows Racetrack and Casino has existing collective bargaining agreements with (1) The International Union, Security, Police and Fire Professionals of America and Local #508, which expires August 16, 2020, (2) UNITE/Hotel Employees and Restaurant Employees (“HERE”) Local 57, which expires on September 11, 2020, and (3) Laborers Local Union #108 On-Track and Off-Track, which expires on March 31, 2022.
We are in the process of extending the Company’s agreement with the Maine Harness Horsemen Association at Bangor Raceway through the conclusion of the 2020 racing season.
In March 2014, Hollywood Gaming at Mahoning Valley Race Course entered into an agreement with the Ohio Horsemen’s Benevolent and Protective Association. The term is for a period of ten years from the September 2014 commencement of video lottery terminal operations at that facility. Hollywood Gaming at Dayton Raceway entered into a ten-year agreement with the Ohio Harness Horsemen’s Association for racing at the property in September of 2015. In January 2014, Plainridge Park Casino entered into an agreement with the Harness Horsemen’s Association of New England, which expired December 31, 2018 and is currently under negotiation.
Across certain of the Company’s properties, Seafarers Entertainment and Allied Trade Union (“SEATU”) represents approximately 1,628 of the Company’s employees under a National Agreement that expires on January 24, 2032 and Local Addenda that expire at various times between June 2021 and October 2024.
SEATU agreements are in place at Hollywood Casino Joliet, Hollywood Casino Lawrenceburg, Argosy Casino Riverside, Argosy Casino Alton, Hollywood Casino at Kansas Speedway, Hollywood Gaming Dayton, Hollywood Gaming at Mahoning Valley, Plainridge Park Casino, and Ameristar East Chicago. Argosy Alton has a wage reopener in 2019; Plainridge Park Casino wage reopener from October 2018 is still outstanding. The remainder of the SEATU agreements have expiration dates in 2020 and beyond.
At Hollywood Casino Joliet, the Hotel Employees and Restaurant Employees Union Local 1 represents approximately 172 employees under a collective bargaining agreement which expires on March 31, 2019. At Hollywood Casino Columbus and Hollywood Casino Toledo, a council comprised of the United Auto Workers and the United Steel Workers represents approximately 1,254 employees under a collective bargaining agreement which ends on November 15, 2019.

Ameristar East Chicago has existing collective bargaining agreements with (1) SEATU, which expires on July 30, 2023 and (2) UNITE/HERE Best and Final, which expired April 30, 2018 and has been extended on a year-to-year basis.
Tropicana Las Vegas has seven existing collective bargaining agreements with the following unions: (1) Culinary & Bartenders, which expired on May 31, 2018 and has been extended on a year-to-year basis, (2) United Brotherhood of Carpenters, which expires on July 31, 2019, (3) International Brotherhood of Electrical Workers, which expires on February 28, 2021, (4) International Alliance of Theatrical Stage Employees, which expired on December 31, 2018 and has been extended on a year-to-year basis, (5) International Union of Painters and Allied Trades, which expired on June 30, 2018 and has been extended on a year-to-year basis, and (6)/(7) Teamsters, regarding front and back of the house; both agreements expired on March 31, 2018 and have been extended on a year-to-year basis.
Available Information
We were incorporated in Pennsylvania in 1982 as PNRC Corp. and adopted our current name in 1994, when we became a publicly traded company. For more information about us, visit our website at www.pngaming.com. The contents of our website are not part of this Annual Report on Form 10-K. Our electronic filings with the U.S. Securities and Exchange Commission (“SEC”) (including all Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, and Current Reports on Form 8-K, and any amendments to these reports), including the exhibits, are available free of charge through our website as soon as reasonably practicable after we electronically file them with, or furnish them to, the SEC. Our filings are also available through a database maintained by the SEC at www.sec.gov.

ITEM 1A.	RISK FACTORS
Risks Related to Our Business
We face significant competition from other gaming and entertainment operations.
The gaming industry is characterized by an increasingly high degree of competition among a large number of participants, including riverboat casinos; dockside casinos; land-based casinos; video lottery; internet gaming; sports betting; gaming at taverns in certain states, such as Illinois; gaming at truck stop establishments in certain states, such as Pennsylvania and Louisiana; sweepstakes and poker machines not located in casinos; the potential for increased fantasy sports; real money iGaming; Native American gaming; and other forms of gaming in the U.S. Furthermore, competition from internet lotteries, sweepstakes, fantasy sports, and internet or mobile-based gaming platforms, which allow their customers to wager on a wide variety of sporting events and/or play Las Vegas-style casino games from home or in non-casino settings, could divert customers from our properties and thus adversely affect our business. Even internet wagering services that are illegal under federal and state law but operate from overseas locations, may nevertheless sometimes be accessible to domestic gamblers and divert customers from our properties. Currently, there are proposals that would legalize internet poker and other varieties of internet gaming in a number of states and at the federal level. Several states, such as Nevada, New Jersey and Delaware, have enacted legislation authorizing intrastate internet gaming and internet gaming operations have begun in these states. In addition, Pennsylvania enacted legislation allowing regulated online poker and casino-style games within the state. Further, there has been recent expansion of sports betting in various states (such as New Jersey, Mississippi, Pennsylvania, and West Virginia) as states have passed legislation legalizing sports betting in casinos. Expansion of internet gaming in other jurisdictions (both legal and illegal) could further compete with our traditional operations, which could have an adverse impact on our business and result of operations.
In a broader sense, our gaming operations face competition from all manner of leisure and entertainment activities, including: shopping; athletic events; television and movies; concerts; and travel. Legalized gaming is currently permitted in various forms throughout the U.S., and on various lands taken into trust for the benefit of certain Native Americans in the U.S. and Canada. Other jurisdictions, including states adjacent to states in which we currently have facilities, have recently legalized, implemented and expanded gaming. In addition, established gaming jurisdictions could award additional gaming licenses or permit the expansion or relocation of existing gaming operations (including VGTs, sports betting and iGaming). Voters and state legislatures may seek to supplement traditional tax revenue sources of state governments by authorizing or expanding gaming in the states that we operate in or the states that are adjacent to or near our existing properties. New, relocated or expanded operations by other persons could increase competition for our gaming operations and could have a material adverse impact on us.
We face intense competition in the markets in which we operate.
Gaming competition is intense in most of the markets where we operate. Recently, there has been additional significant competition in our markets as a result of the upgrading or expansion of facilities by existing market participants, the entrance of new gaming participants into a market or legislative changes. As competing properties and new markets are opened, our operating results may be negatively impacted. For example, new casinos and racinos have opened that compete in the same market as our Lawrenceburg property, namely the opening of Belterra Park in May 2014, our own Dayton facility in August 2014, and Horseshoe Casino in Cincinnati in March 2013; there is significantly increased competition to our Hollywood Casino at Charles Town Races property from the casino complex at the Arundel Mills mall in Anne Arundel, Maryland, the opening of Maryland Live! and Horseshoe Casino Baltimore in Baltimore, Maryland in 2014 and the opening of MGM National Harbor casino in Prince George’s County, Maryland in December 2016, which also competes to a lesser extent with Hollywood Casino at Penn National Race Course; the opening of our joint venture casino project in Kansas in February 2012, which impacted Argosy Casino Riverside; and the potential opening of a tribal casino in Taunton, Massachusetts (the construction is currently on hold following a judicial ruling in favor of the Taunton property owners who contended that the federal government erred in placing reservation land in trust for the Mashpee Wampanoag tribe); the recent opening of a tribal casino in Nebraska in November 2018, which competes with Ameristar Council Bluffs; the recent openings of MGM Springfield in Western Massachusetts in August 2018 and Tiverton Casino Hotel in Tiverton, Rhode Island, in September 2018, the expected opening of Wynn Everett in Eastern Massachusetts in mid-2019, and the new hotel tower at Twin River Casino Hotel in Lincoln, Rhode Island, which opened in the fourth quarter 2018; are anticipated to negatively impact our Plainridge Park Casino. Hollywood Casino Aurora, Hollywood Casino Joliet, and Ameristar East Chicago have also been negatively impacted by the proliferation of VGTs at numerous locations throughout the state of Illinois, which are in the vicinity of our operations. In addition, some of our direct competitors in certain markets may have superior facilities and/or operating conditions. Pennsylvania enacted legislation that will expand gaming in the state which will cause additional competition for Hollywood Casino at Penn National Race Course, Hollywood Gaming at Mahoning Valley Race Course, and Meadows Racetrack and Casino. We expect each existing or future market in which we participate to be highly competitive. The competitive position of each of our casino properties is discussed in detail in Item 1. Business, “Competition,” of this Annual Report on Form 10-K.
We may face disruption and other difficulties in integrating and managing facilities we have recently acquired, may develop or acquire in the future.
We expect to continue pursuing expansion opportunities, and we regularly evaluate opportunities for acquisition and development of new properties, which evaluations may include discussions and the review of confidential information after the execution of nondisclosure agreements with potential acquisition candidates, some of which may be potentially significant in relation to our size.
We could face significant challenges in managing and integrating our expanded or combined operations and any other properties we may develop or acquire, particularly in new competitive markets, such as the entry into the Michigan market with the pending acquisition of Greektown. The integration of more significant properties that we may develop or acquire (such as those acquired in the Pinnacle transaction as well as the Margaritaville Resort Casino and anticipated Greektown transactions) will require the dedication of management resources that may temporarily divert attention from our day-to-day business. In addition, development and integration of new information technology systems that may be required is costly and time-consuming. The process of integrating properties that we may acquire also could interrupt the activities of those businesses, which could have a material adverse effect on our business, financial condition and results of operations. In addition, the development of new properties may involve construction, local opposition, regulatory, legal and competitive risks as well as the risks attendant to partnership deals on these development opportunities. In particular, in projects where we team up with a joint venture partner, if we cannot reach agreement with such partners, or our relationships otherwise deteriorate, we could face significant increased costs and delays. Local opposition can delay or increase the anticipated cost of a project. Finally, given the competitive nature of these types of limited license opportunities, litigation is possible.
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
We are required to pay a significant portion of our cash flows as financing payments under the Leases, which could adversely affect our ability to fund our operations and growth and limit our ability to react to competitive and economic changes.
We are required to pay a significant portion of our cash flow from operations as rent pursuant to and subject to the terms and conditions of leases, including our three leases with GLPI and our lease for Margaritaville Resort Casino with VICI (collectively, the leases are referred to as the “Leases”). As a result of these commitments, our ability to fund our own operations or development projects, raise capital, make acquisitions and otherwise respond to competitive and economic changes may be adversely affected. For example, our obligations under the Leases may:

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
Most of our facilities are leased and could experience risks associated with leased property, including risks relating to lease termination, lease extensions, charges and our relationship with our landlords, GLPI and VICI, which could have a material adverse effect on our business, financial position or results of operations.
We lease 34 of the facilities we operate pursuant to the Leases. The Leases provide that our landlords, GLPI and VICI, may terminate each such Lease for a number of reasons, including, subject to applicable cure periods, the default in any payment of rent, taxes or other payment obligations or the breach of any other covenant or agreement in the lease. Termination of any of our Leases could result in a default under our debt agreements and could have a material adverse effect on our business, financial position or results of operations. Moreover, as a lessee we do not completely control the land and improvements underlying our operations and our landlords under the Leases could take certain actions to disrupt our rights in the facilities leased under the Leases which are beyond our control. If one of our landlords chose to disrupt our use either permanently or for a significant period of time, then the value of our assets could be impaired and our business and operations would be adversely affected. There can also be no assurance that we will be able to comply with our obligations under the Leases in the future. In addition, if one of our landlords has financial, operational, regulatory or other challenges there can be no assurance that the landlord will be able to comply with its obligations under its agreements with us.
Each of our Leases is commonly known as a triple net lease. Accordingly, in addition to rent, we are required to pay among other things the following: (1) all facility maintenance, (2) all insurance required in connection with the leased properties and the business conducted on the leased properties, (3) taxes levied on or with respect to the leased properties (other than taxes on the income of the lessor) and (4) all utilities and other services necessary or appropriate for the leased properties and the business conducted on the leased properties. We are responsible for incurring the costs described in the preceding sentence notwithstanding the fact that many of the benefits received in exchange for such costs shall in part accrue to the landlords as owners of the associated facilities. In addition, if some of our leased facilities should prove to be unprofitable, we could remain obligated for lease payments and other obligations under the Leases even if we decided to withdraw from those locations. We could incur special charges relating to the closing of such facilities including lease termination costs, impairment charges and other special charges that would reduce our net income and could have a material adverse effect on our business, financial condition and results of operations.
We may face reductions in discretionary consumer spending as a result of an economic downturn.
Our net revenues are highly dependent upon the volume and spending levels of customers at properties we manage and as such our business has been adversely impacted by economic downturns. Decreases in discretionary consumer spending brought about by weakened general economic conditions such as, but not limited to, lackluster recoveries from recessions, high unemployment levels, higher income taxes, low levels of consumer confidence, weakness in the housing market, cultural and demographic changes, high fuel or other transportation costs and increased stock market volatility may negatively impact our revenues and operating cash flow.
We face extensive regulation from gaming authorities.
As owners and managers of casino gaming, video lottery, and pari-mutuel wagering operations, we are subject to extensive state and local regulation. These regulatory authorities have broad discretion, and may, for any reason set forth in the applicable legislation, rules and regulations, limit, condition, suspend, fail to renew or revoke a license or registration to conduct gaming operations or prevent us from owning the securities of any of our gaming subsidiaries or prevent another person from owning an equity interest in us. Like all gaming operators in the jurisdictions in which we operate, we must periodically apply to renew our gaming licenses or registrations and have the suitability of certain of our directors, officers and employees approved. We cannot assure you that we will be able to obtain such renewals or approvals. Regulatory authorities have input into our operations, for instance, hours of operation, location or relocation of a facility, and numbers and types of machines. Regulators may also levy substantial fines against or seize our assets or the assets of our subsidiaries or the people involved in violating gaming laws or regulations. Any of these events could have a material adverse effect on our business, financial condition and results of operations.
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
Changes in legislation and regulation of our operations could have an adverse effect on our business.
Regulations governing the conduct of gaming activities and the obligations of gaming companies in any jurisdiction in which we have or in the future may have gaming operations are subject to change and could impose additional operating, financial, competitive or other burdens on the way we conduct our business.
In particular, certain areas of law governing new gaming activities, such as the federal and state law applicable to internet gaming and sports betting, are new or developing in light of emerging technologies. New and developing areas of law may be subject to the interpretation of the government agencies tasked with enforcing them. In some circumstances, a government agency may interpret a statute or regulation in one manner and then reconsider its interpretation at a later date. No assurance can be provided that government agencies will interpret or enforce new or developing areas of law consistently, predictably, or favorably. Moreover, legislation to prohibit, limit or add burdens to our business may be introduced in the future in states where gaming has been legalized. In addition, from time to time, legislators and special interest groups have proposed legislation that would expand, restrict or prevent gaming operations or which may otherwise adversely impact our operations in the jurisdictions in which we operate. Any expansion of gaming or restriction on or prohibition of our gaming operations or enactment of other adverse regulatory changes could have a material adverse effect on our operating results. For example, in January 2019, legal counsel for the U.S. Department of Justice (“DOJ”) issued a legal opinion on the Interstate Wire Act of 1961 (“Wire Act”), which stated that the Wire Act bans any form of online gambling if it crosses state lines and reversed a 2011 DOJ legal opinion that stated that it only applied to interstate sports betting.
State and local smoking restrictions have negatively affected our business and may continue to negatively affect our business.
Legislation in various forms to ban indoor tobacco smoking in public places has been enacted or introduced in many states and local jurisdictions, including several of the jurisdictions in which we operate. We believe the smoking restrictions have significantly impacted business volumes.
In August 2017, the East Baton Rouge Metropolitan Council approved a smoking ban in casinos and bars that took effect in June 2018. This smoking ban has had and is expected to continue to have an adverse effect on our business at L’Auberge Baton Rouge, which we acquired as part of the Pinnacle transaction. We also face a partial smoking ban in St. Louis, Missouri, which could impact both our Hollywood Casino St. Louis and River City Casino properties. In January 2015, the New Orleans City Council unanimously approved an ordinance in the City of New Orleans that prohibits smoking in casinos, bars and restaurants. The Boomtown New Orleans facility is located in the City of Harvey and not in the City of New Orleans, so the smoking ban does not apply to that facility. However, if a smoking ban was approved in the City of Harvey, we believe that this will have an adverse effect on our business.

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
On November 6, 2018, voters in St. Louis County approved a ballot referendum that requires Hollywood Casino St. Louis and River City Casino to make at least 50% of their gaming floor smoke free. This smoking restriction could have an adverse impact on our business operations at our casinos in St. Louis County.
If additional smoking restrictions are enacted within jurisdictions where we operate or seek to do business, our business could be adversely affected.
Material increases to our taxes or the adoption of new taxes could have a material adverse effect on our future financial results.
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
We are required to comply with extensive non-gaming laws and regulations.
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
For the year ended December 31, 2018, we generated approximately 10.2% of our net revenues from our facility in Charles Town, West Virginia. Furthermore, with the acquisitions of Pinnacle and Margaritaville Resort Casino, for the year ending December 31, 2019, we anticipate a significant portion of our net revenues will be generated from our facilities in Louisiana, principally L’Auberge Lake Charles. Our ability to meet our operating and debt service requirements is dependent, in part, upon the continued success of our facilities in Louisiana and in West Virginia. The operations at the facilities in Louisiana and West Virginia and any of our other facilities could be adversely affected by numerous factors, including those described in these “Risk Factors” as well as more specifically those described below:

•
risks related to local and regional economic and competitive conditions, such as a decline in the number of visitors to a facility, a downturn in the overall economy in the market, a decrease in consumer spending on gaming activities in the market or an increase in competition within and outside the state in which each property is located;

•	changes in local and state governmental laws and regulations (including smoking restrictions and changes in laws and regulations affecting gaming operations and taxes) applicable to a facility;

•	impeded access to a facility due to weather, road construction or closures of primary access routes;

•	work stoppages, organizing drives and other labor problems as well as issues arising in connection with agreements with horsemen and pari-mutuel clerks; and

•	the occurrence of natural disasters or other adverse regional weather trends.
In addition, although to a lesser extent than our facilities in Louisiana and West Virginia, we anticipate meaningful contributions from Ameristar Black Hawk, Hollywood Casino at Penn National Race Course, and our properties in Missouri and Ohio. Therefore, our results will be dependent on the regional economies and competitive landscapes at these locations as well.
We may experience an impairment of our goodwill, other intangible assets, or long-lived assets, which could adversely affect our financial condition and results of operations.
We have recognized a substantial amount of goodwill in connection with consummation of the merger with Pinnacle and the allocation of the purchase price thereto. We test goodwill and other indefinite-lived intangible assets for impairment annually during the fourth quarter, or more frequently if events or circumstances indicate that the carrying amount may not be recoverable. A significant amount of judgment is involved in performing fair value estimates for goodwill since the results are based on estimated future cash flows and assumptions related thereto. Significant assumptions include estimates of future sales and expense trends, construction costs, discount rates, liquidity and capitalization, among other factors. We base our fair value estimates on projected financial information, which we believe to be reasonable. However, actual results may differ from those projections. Further, we may need to recognize an impairment of some of the goodwill recognized in the merger with Pinnacle or any other indefinite-lived intangible assets, it could adversely affect our financial condition and results of operations.
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
Our operations are largely dependent on the skill and experience of our management and key personnel. The loss of management and other key personnel could significantly harm our business, and we may not be able to effectively replace members of management who have left our company.
Our success and our competitive position are largely dependent upon, among other things, the efforts and skills of our senior executives and management team. Although we enter into employment agreements with certain of our senior executives and key personnel, we cannot guarantee that these individuals will remain employed by us. If we lose the services of any members of our management team or other key personnel, our business may be significantly impaired. We cannot assure you that we will be able to retain our existing senior executive and management personnel or attract additional qualified senior executive and management personnel.
We expect to experience strong competition in hiring and retaining qualified property and corporate management personnel, including competition from numerous Native American gaming facilities that are not subject to the same taxation regimes as we are and therefore may be willing and able to pay higher rates of compensation. From time to time, we expect to have a number of vacancies in key corporate and property management positions. If we are unable to successfully recruit and retain qualified management personnel at our facilities or at our corporate level, our results of operations could be adversely affected.
Inclement weather and other casualty events could seriously disrupt our business and have a material adverse effect on our financial condition and results of operations.
The operations of our facilities are subject to disruptions or reduced patronage as a result of severe weather conditions, natural disasters and other casualty events. Because many of our gaming operations are located on or adjacent to bodies of water, these facilities are subject to risks in addition to those associated with land-based casinos, including loss of service due to casualty, forces of nature, mechanical failure, extended or extraordinary maintenance, flood, hurricane or other severe weather conditions. Many of our casinos operate in areas which are subject to periodic flooding that has caused us to experience decreased attendance and increased operating expenses. Any flood or other severe weather condition could lead to the loss of use of a casino facility for an extended period. For instance, Hollywood Casino Toledo was closed for brief periods in 2014, 2015 and 2016 due to harsh winter conditions and Argosy Casino Alton was closed for several days in December 2015, January 2016 and May 2017 due to flooding. In 2015, Boomtown Bossier City experienced flooding which resulted in temporary closure, repair and clean-up costs and lost business volume. In 2016, L’Auberge Lake Charles and L’Auberge Baton Rouge were both negatively impacted by lost business volume due to severe rain and flooding. In 2017, visitation to Boomtown New Orleans, L’Auberge Lake Charles and L’Auberge Baton Rouge was negatively impacted by Hurricanes Harvey and Nate.
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
We maintain significant property insurance, including business interruption coverage, for these and other properties. However, there can be no assurances that we will be fully or promptly compensated for losses at any of our facilities in the event of future inclement weather or casualty events. In addition, our property insurance coverage is in an amount that may be significantly less than the expected and actual replacement cost of rebuilding certain facilities “as was” if there was a total loss. The Leases require us, in the event of a casualty event, to rebuild a leased property to substantially the same condition as existed immediately before such casualty event. We renew our insurance policies (other than our builder’s risk insurance) on an annual basis. The cost of coverage may become so material that we may need to further reduce our policy limits, further increase our deductibles, or agree to certain exclusions from our coverage.
Our gaming operations rely heavily on technology services and an uninterrupted supply of electrical power. Our security systems and all of our slot machines are controlled by computers and reliant on electrical power to operate.
Any unscheduled disruption in our technology services or interruption in the supply of electrical power could result in an immediate, and possibly substantial, loss of revenues due to a shutdown of our gaming operations. Such interruptions may occur as a result of, for example, a failure of our information technology or related systems, catastrophic events or rolling blackouts. Our systems are also vulnerable to damage or interruption from earthquakes, floods, fires, telecommunication failures, terrorist attacks, computer viruses, computer denial-of-service attacks and similar events. In the event one of these third parties experiences a disruption in its ability to provide such services to us (whether due to technological difficulties or power problems), this may result in a material disruption at the casinos that we operate and have a material effect on our business, operating results and financial condition.
Our information technology and other systems are subject to cyber security risk including misappropriation of employee information, customer information or other breaches of information security.
We rely on information technology and other systems, including our own systems and those of service providers and third parties, to manage our business and employee data and maintain and transmit customers’ personal and financial information, credit card settlements, credit card funds transmissions, mailing lists and reservations information. Our collection of such data is subject to extensive regulation by private groups, such as the payment card industry, as well as governmental authorities, including gaming authorities. Privacy regulations continue to evolve and we have taken, and will continue to take, steps to comply by implementing processes designed to safeguard our business, employee and customers’ confidential and personal information. In addition, our security measures are reviewed and evaluated regularly. However, our information and processes and those of our service providers and other third parties, are subject to the ever-changing threat of compromised security, in the form of a risk of potential breach, system failure, computer virus, or unauthorized or fraudulent use by customers, company employees, or employees of third party vendors. The steps we take to deter and mitigate the risks of breaches may not be successful, and any resulting compromise or loss of data or systems could adversely impact operations or regulatory compliance and could result in remedial expenses, fines, litigation, disclosures, and loss of reputation, potentially impacting our financial results.
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
Our operations in several jurisdictions depend on land leases and/or management and development agreements with third parties and local governments. If we, or if GLPI or VICI in the case of leases pursuant to which we are the sub-lessee, are unable to renew these leases and agreements on satisfactory terms as they expire or disputes arise regarding the terms of these agreements, our business may be disrupted and, in the event of disruptions in multiple jurisdictions, could have a material adverse effect on our financial condition and results of operations.
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
At Hollywood Casino at Charles Town Races, the Company has an agreement with the Charles Town Horsemen’s Benevolent and Protective Association, which expired on June 18, 2018, but has been extended until April 18, 2019. Hollywood Casino at Charles Town Races also has an agreement with the breeders that expires on June 30, 2019. Additionally, the pari-mutuel clerks at Charles Town are represented under a collective bargaining agreement with the West Virginia Union of Mutuel Clerks, which expired on December 31, 2010, but has been extended on a month-to-month basis.
The Company’s agreement with the Pennsylvania Horsemen’s Benevolent and Protective Association at Hollywood Casino at Penn National Race Course was renewed through January 31, 2020. The Company has an agreement with Laborers’ International Union of North America Local 108, regarding both on-track and off-track pari-mutuel clerks and admission staff, which expires on December 1, 2021. The Company has an agreement, which runs through August 2021, with the International Chapter of Horseshoers and Allied Equine Trades Local 947 regarding starting gate and jockey valet staff.
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
In addition, our ability to be successful with our social gaming platform is dependent on numerous factors beyond our control that affect the social and mobile gaming industry and the online gaming industry in the United States, including the occurrence and manner of legalization of online real money gaming in the United States beyond Nevada, Delaware and New Jersey; changes to the policies of social gaming distribution channels, including Apple and Google; changes in consumer demographics and public tastes and preferences; changing laws and regulations affecting social and mobile games; the reaction of regulatory bodies to social gaming initiatives by holders of gaming licenses; the availability and popularity of other forms of entertainment; any challenges to the intellectual property rights underlying our games; any advances in technology that we are unable to implement timely; and outages and disruptions of our online services that may harm our business.
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
We have recently expanded our sports betting operations. There can be no assurance that we will be able to compete effectively or that we will be successful and generate sufficient returns on our investment.
During the second quarter 2018, the U.S. Supreme Court struck down the Professional and Amateur Sports Protection Act of 1992 (“PASPA”) as unconstitutional. Prior to the Court’s ruling, PASPA banned sports betting in most U.S. States. In light of the Court’s ruling, certain of the jurisdictions in which we operate legalized intra-state sports wagering and established extensive state licensing and regulatory requirements governing any such intra-state sports wagering, including the payment of license fees and additional taxes by operators. We began accepting wagers on sporting events during the third quarter 2018 at our casinos located in Mississippi, West Virginia, and during the fourth quarter at one of our casinos in Pennsylvania while we were already accepting wagers on sporting events in our casinos in Nevada. We continue to engage with state lawmakers in other jurisdictions in which we already operate to advocate for the passage of laws legalizing sports betting within the jurisdiction with reasonable tax rates and license fees, similar to legislation enacted in West Virginia, Mississippi and Nevada. Any further expansion of our sports betting operations is dependent on potential legislation in these other jurisdictions.
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
Our internet gaming initiatives may result in increased risk of cyber-attack, hacking, or other security breaches, which could harm our reputation and competitive position and which could result in regulatory actions against us or in other penalties.
As our social gaming and real money iGaming business grows, we will face increased cyber risks and threats that seek to damage, disrupt or gain access to our networks, our products and services, and supporting infrastructure. Such cyber risks and threats, including to virtual currencies that may be used in the games, may be difficult to detect. Any failure to prevent or mitigate security breaches or cyber risk could result in interruptions to the services we provide, degrade the user experience, and cause our users to lose confidence in our products. The unauthorized access, acquisition or disclosure of consumer information could compel us to comply with disparate breach notification laws and otherwise subject us to proceedings by governmental entities or others and substantial legal and financial liability. Our key business partners also face these same risks with respect to consumer information they collect, and data security breaches with respect to such information could cause reputational harm to them and negatively impact our ability to offer our products and services through their platforms. This could harm our business and reputation, disrupt our relationships with partners and diminish our competitive position.
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
We operate in a highly taxed industry and it may be subject to higher taxes in the future. If the jurisdictions in which we operate increase gaming taxes and fees, our operating results could be adversely affected.
In gaming jurisdictions in which we operate, state and local governments raise considerable revenues from taxes based on casino revenues and operations. We also pay property taxes, admission taxes, occupancy taxes, sales and use taxes, payroll taxes, franchise taxes and income taxes. Our profitability depends on generating enough revenues to pay gaming taxes and other largely variable expenses, such as payroll and marketing, as well as largely fixed expenses, such as rental payments to our landlords, property taxes and interest expense. From time to time, state and local governments have increased gaming taxes and such increases can significantly impact the profitability of gaming operations. For example, on October 30, 2017, Pennsylvania increased gaming taxes, which adversely impacted our casinos in Pennsylvania.
We cannot assure you that governments in jurisdictions in which we operate, or the federal government, will not enact legislation that increases gaming tax rates. Global economic pressures have reduced the revenues of state governments from traditional tax sources, which may cause state legislatures or the federal government to be more inclined to increase gaming tax rates.

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
We also are subject to laws and regulations that impose liability and clean-up responsibility for releases of hazardous substances into the environment. Under certain of these laws and regulations, a current or previous owner or operator of property may be liable for the costs of remediating contaminated soil or groundwater on or from its property, without regard to whether the owner or operator knew of, or caused, the contamination, as well as incur liability to third parties impacted by such contamination. The presence of contamination, or failure to remediate it properly, may adversely affect our ability to use, sell or rent property. Under our contractual arrangements under the Leases, we will generally be responsible for both past and future environmental liabilities associated with our gaming operations, notwithstanding ownership of the underlying real property having been transferred. Furthermore, we are aware that there is or may have been soil or groundwater contamination at certain of our properties resulting from current or former operations. By way of further example, portions of Tropicana Las Vegas are known to contain asbestos as well as other environmental conditions, which may include the presence of mold. The environmental conditions may require remediation in isolated areas. The extent of such potential conditions cannot be determined definitely, and may result in additional expense in the event that additional or currently unknown conditions are detected.
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
We are subject to certain federal, state and other regulations.
We are subject to certain federal, state and local environmental laws, regulations and ordinances that apply to businesses generally, The Bank Secrecy Act, enforced by the Financial Crimes Enforcement Network (“FinCEN”) of the U.S. Treasury Department, requires us to report currency transactions in excess of $10,000 occurring within a gaming day, including identification of the guest by name and social security number, to the IRS. This regulation also requires us to report certain suspicious activity, including any transaction that exceeds $5,000 that we know, suspect or have reason to believe involves funds from illegal activity or is designed to evade federal regulations or reporting requirements and to verify sources of funds, in response to which we have implemented Know Your Customer processes. Periodic audits by the IRS and our internal audit department assess compliance with the Bank Secrecy Act, and substantial penalties can be imposed against us if we fail to comply with this regulation. In recent years the U.S. Treasury Department has increased its focus on Bank Secrecy Act compliance throughout the gaming industry, and public comments by FinCEN suggest that casinos should obtain information on each customer’s sources of income. This could impact our ability to attract and retain casino guests.
The riverboats on which we operate must comply with certain federal and state laws and regulations with respect to boat design, on-board facilities, equipment, personnel and safety. In addition, we are required to have third parties periodically inspect and certify all of our casino barges for stability and single compartment flooding integrity. The casino barges on which we operate also must meet local fire safety standards. We would incur additional costs if any of the gaming facilities on which we operate were not in compliance with one or more of these regulations.
We are also subject to a variety of other federal, state and local laws and regulations, including those relating to zoning, construction, land use, employment, marketing and advertising and the production, sale and service of alcoholic beverages. If we are not in compliance with these laws and regulations, it could have a material adverse effect on our business, financial condition and results of operations.
The imposition of a substantial penalty could have a material adverse effect on our business.
Climate change, climate change regulations and greenhouse effects may adversely impact our operations and markets.
There is a growing political and scientific consensus that greenhouse gas emissions, also referred to herein as “GHG” continue to alter the composition of the global atmosphere in ways that are affecting and are expected to continue affecting the global climate.
We may become subject to legislation and regulation regarding climate change, and compliance with any new rules could be difficult and costly. Concerned parties, such as legislators and regulators, stockholders and nongovernmental organizations, as well as companies in many business sectors, are considering ways to reduce GHG emissions. Many states have announced or adopted programs to stabilize and reduce GHG emissions and in the past federal legislation have been proposed in Congress. If such legislation is enacted, we could incur increased energy, environmental and other costs and capital expenditures to comply with the limitations. Unless and until legislation is enacted and its terms are known, we cannot reasonably or reliably estimate its impact on our financial condition, operating performance or ability to compete. Further, regulation of GHG emissions may limit our guests’ ability to travel to our facilities as a result of increased fuel costs or restrictions on transport related emissions. Climate change could have a material adverse effect on our results of operations, financial condition, and liquidity. We have described the risks to us associated with extreme weather events in the risk factors above.
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
On September 27, 2017 the Internal Revenue Service finalized the audit examination of the 2013 U.S. federal income tax return with no adjustments related to the Spin-off including the tax-free treatment. Although the 2013 examination is finalized, the statute of limitation was extended to June 30, 2018.
Peter M. Carlino, our Chairman, and David A. Handler, one of our directors, may have actual or potential conflicts of interest because of their positions at GLPI.

Peter M. Carlino serves as our Chairman and as the Chairman and Chief Executive Officer of GLPI. In addition, David A. Handler, one of our directors, is also a director of GLPI. While we have procedures in place to address such situations, these overlapping positions could create, or appear to create, potential conflicts of interest when our or GLPI’s management and directors pursue the same corporate opportunities, such as greenfield development opportunities or potential acquisition targets, or face decisions that could have different implications for us and GLPI. Further, potential conflicts of interest could arise in connection with the resolution of any dispute between us and GLPI (or its subsidiaries) regarding the terms of the agreements governing the separation and the relationship, between us and GLPI, such as under the Leases with GLPI. Potential conflicts of interest could also arise if we and GLPI enter into any commercial or other adverse arrangements with each other in the future.
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
Risks Related to the Acquisition of Pinnacle
We may be unable to integrate the business of Pinnacle into our business successfully or realize the anticipated benefits of the Pinnacle transaction.
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
The size of the combined business is significantly larger than the size of either the Penn business or the Pinnacle business prior to the closing of the transaction. Our future success depends, in part, upon our ability to manage this expanded business, which will pose substantial challenges for management, including challenges related to the management and monitoring of new operations and associated increased costs and complexity. There can be no assurance that we will be successful or that we will realize any operating efficiencies, cost savings, revenue enhancements or other benefits currently anticipated from the Pinnacle transaction.
Risks Related to Our Capital Structure
Our substantial indebtedness could adversely affect our financial health and prevent us from fulfilling our obligations under our outstanding indebtedness.
As of December 31, 2018, we had indebtedness of $2.45 billion, including $112.0 million outstanding borrowings under our revolving credit facility and $1.8 billion in outstanding term loans. In addition, we are required to make significant annual lease payments to GLPI which increased upon the closing of the Pinnacle Acquisition by approximately $355 million to approximately $817 million. Beginning January 1, 2019, we are required to make $23.2 million in initial annual lease payments to VICI pursuant to the Margaritaville Lease. Additionally, upon closing of the Greektown acquisition, we will pay VICI an initial annual rent amount of $55.6 million.
We have a substantial amount of indebtedness and a significant fixed annual lease payments under the Leases. Our substantial indebtedness and additional fixed costs under our Lease obligations could have important consequences to our financial health. For example, it could:

•	make it more difficult for us to satisfy our obligations with respect to our indebtedness;

•	limit our ability to participate in multiple or large development projects, including mergers and acquisitions, absent additional third party financing;

•	increase our vulnerability to general or regional adverse economic and industry conditions or a downturn in our business;

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
We intend to finance some of our current and future expansion, development and renovation projects and acquisitions with cash flow from operations, borrowings under our senior secured credit facility and equity or debt financings. We are required by the Leases to, in the case of certain expansion projects, or may choose, in the case of other development projects, provide GLPI or VICI with the right to provide the financing needed for such purposes. Depending on the state of the credit markets, if we are unable to finance our current or future projects, we could have to seek alternative financing, such as through selling assets, restructuring debt, increasing our reliance on equity financing or seeking additional joint venture partners. Depending on credit market conditions, alternative sources of funds may not be sufficient to finance our expansion, development and/or renovation, or such other financing may not be available on acceptable terms, in a timely manner or at all. In addition, our existing indebtedness contains restrictions on our ability to incur additional indebtedness. If we are unable to secure additional financing, we could be forced to limit or suspend expansion, development and renovation projects and acquisitions, which may adversely affect our business, financial condition and results of operations.
The capacity under our revolving credit facility, which expires in 2023, is $700 million. If a large percentage of our lenders were to file for bankruptcy or otherwise default on their obligations to us, we could experience decreased levels of liquidity which could have a detrimental impact on our operations. There is no certainty that our lenders will continue to remain solvent or fund their respective obligations under our senior secured credit facility.
Our indebtedness imposes restrictive covenants on us that could limit our operations and lead to events of default if we do not comply with those covenants.
Our senior secured credit facility requires us, among other obligations, to maintain specified financial ratios and to satisfy certain financial tests, including interest coverage, senior secured net leverage and total net leverage ratios. In addition, our credit facility restricts, among other things, our ability to incur additional indebtedness, incur guarantee obligations, repay certain other indebtedness or amend debt instruments, pay dividends, create liens on our assets, make investments, make acquisitions, engage in mergers or consolidations, engage in certain transactions with subsidiaries and affiliates or otherwise restrict corporate activities. In addition, the indenture governing our senior unsecured notes restricts, among other things, our ability to incur additional indebtedness (excluding certain indebtedness under our credit facility), issue certain preferred stock, pay dividends or distributions on our capital stock or repurchase our capital stock, make certain investments, create liens on our assets to secure certain debt, enter into transactions with affiliates, merge or consolidate with another company, transfer and sell assets and designate our subsidiaries as unrestricted subsidiaries. A failure to comply with the restrictions contained in the documentation governing any of our indebtedness, termination of the Leases (subject to certain exceptions) or the occurrence of certain defaults under the Leases could lead to an event of default thereunder that could result in an acceleration of such indebtedness. Such acceleration would likely constitute an event of default under our other indebtedness, which event of default could result in all of our debt becoming immediately due and payable and could permit certain of our lenders to foreclose on any of our assets securing such debt.

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
As detailed in Item 1. Business, “Operating Properties,” the majority of our facilities are subject to leases of the underlying real estate assets, which, among other things, includes the land underlying the facility and the buildings used in the operations of the casino and the hotel. The following describes the principal real estate associated with our facilities by segment as of December 31, 2018 as well as Margaritaville Resort Casino, which we acquired on January 1, 2019 (all area metrics are approximate):
Northeast Segment
Ameristar East Chicago. We lease 22 acres of land in East Chicago, Indiana, used in the operations of Ameristar East Chicago as well as the casino vessel, hotel and other improvements on the site.
Hollywood Casino Bangor.  We lease the land on which the Hollywood Casino Bangor facility is located in Bangor, Maine, which consists of nine acres, and includes a hotel and four-story parking. In addition, we lease 35 acres located at historic Bass Park, which is adjacent to the facility and includes a one-half mile standardbred racetrack with a 12,000 square foot grandstand capable of seating 3,500 patrons.
Hollywood Casino at Charles Town Races.  We lease 300 acres on various parcels in Charles Town and Ranson, West Virginia, of which 155 acres comprise Hollywood Casino at Charles Town Races. The facility includes a hotel, a 3/4-mile all-weather lighted thoroughbred racetrack, a training track, two parking garages, an employee parking lot, an enclosed grandstand/clubhouse, and housing facilities for over 1,300 horses.
Hollywood Casino Columbus.  We lease 116 acres of land in Columbus, Ohio, where we operate Hollywood Casino Columbus. The property includes the casino as well as structured and surface parking, which are also leased.
Hollywood Casino Lawrenceburg.  We lease 53 acres in Lawrenceburg, Indiana, a portion of which serves as the dockside embarkation for the gaming vessel, and includes a Hollywood-themed casino riverboat, an entertainment pavilion, a hotel, two parking garages and an adjacent surface lot. In addition, we lease 52 acres on Route 50 used for remote parking. Effective January 2015, we own and operate a hotel and event center located less than a mile away from our Hollywood Casino Lawrenceburg property, which includes 168 rooms, 18,000 square feet of multi-purpose space and 19,500 square feet of ballroom and meeting space.
Hollywood Casino at Penn National Race Course.  We lease 574 acres in Grantville, Pennsylvania, where Penn National Race Course is located on 181 acres. The facility includes a one-mile all-weather lighted thoroughbred racetrack and a 7/8-mile turf track, a parking garage and surface parking spaces. The property also includes 393 acres surrounding Penn National Race Course that are available for future expansion or development.
Hollywood Casino Toledo. We lease 44 acres in Toledo, Ohio, where we operate Hollywood Casino Toledo. The property includes the casino as well as structured and surface parking, which are also leased.

Hollywood Gaming at Dayton Raceway.  We lease 120 acres on the site of an abandoned Delphi Automotive plant in Dayton, Ohio, where we relocated Raceway Park and opened a new gaming facility on August 28, 2014. The facility includes a 5/8-mile standardbred racetrack and surface parking.
Hollywood Gaming at Mahoning Valley Race Course. We lease 193 acres in Austintown, Ohio, where we relocated Beulah Park and opened a new gaming facility in September 2014. The facility includes a one-mile thoroughbred racetrack and surface parking.
Meadows Racetrack and Casino. We lease the real estate used in the operations of Meadows Racetrack and Casino, located on 153 acres of land approximately 25 miles south of Pittsburgh, Pennsylvania. We also lease the off-track wagering facility in Pittsburgh.
Plainridge Park Casino.  We lease the 90-acre site in Plainville, Massachusetts, where we opened Plainridge Park Casino in June 2015. The property includes the casino as well as structured and surface parking. The facility also includes a 5/8-mile live harness racing track and a two-story clubhouse.
South Segment
1st Jackpot Casino.  We lease 94 acres of land and own 53 acres of wetlands in Tunica, Mississippi. The property includes the casino, surface parking and other land-based facilities.
Ameristar Vicksburg. Ameristar Vicksburg is located on a total of 74 acres of land in Vicksburg, Mississippi, on either side of Washington Street near Interstate 20. In addition to the gaming and hotel facilities, we operate a recreational vehicle park and utilize buildings for warehousing and support services also located on these parcels. We lease the real estate assets at this location.
Boomtown Biloxi.  We lease 20 acres in Biloxi, Mississippi, most of which is utilized for the gaming location. We also lease 5 acres of submerged tidelands at the casino site from the State of Mississippi and one acre of land utilized mostly for the daiquiri bar area and welcome center.
Boomtown Bossier City. Boomtown Bossier City is located on 23 acres in Bossier City, Louisiana on the banks of the Red River. We lease the real estate at this site, including the dockside riverboat casino, under the terms of the Pinnacle Master Lease and lease one acre of water bottoms.
Boomtown New Orleans. Boomtown New Orleans is located in Harvey, Louisiana on 54 acres. The land, facilities, and associated improvements at the property, including the dockside riverboat casino and hotel, are leased.
Hollywood Casino Gulf Coast.  We lease 580 acres in the city of Bay St. Louis, Mississippi. The property includes a land-based casino, an 18-hole golf course, a hotel, a 20-slip marina, a 100-space recreational vehicle park and other facilities.
Hollywood Casino Tunica.  We lease 68 acres of land in Tunica, Mississippi. The property includes a single-level casino, a hotel, surface parking and other land-based facilities.
L’Auberge Baton Rouge. L’Auberge Baton Rouge is located approximately 10 miles south of downtown Baton Rouge, Louisiana. We lease the real estate assets of L’Auberge Baton Rouge, including 99 acres and the casino facility. Additionally, we own 478 acres of excess land adjacent to L’Auberge Baton Rouge, which is available for future expansion and development.
L’Auberge Lake Charles. L’Auberge Lake Charles is located in Lake Charles, Louisiana, approximately 140 miles from Houston and approximately 300 miles and 335 miles from Austin, Texas and San Antonio, Texas, respectively. We lease 235 acres of land; upon which the L’Auberge Lake Charles property is located; the casino facility; and other real estate improvements. Additionally, we own 54 acres of excess land surrounding the site, which is available for future expansion and development.
Margaritaville Resort Casino. Margaritaville Resort Casino is located in Bossier City, Louisiana on 34 acres of land. Effective January 1, 2019, we lease the land and building used in the operations of the property.
Resorts Casino Tunica.  We lease 87 acres of land in Tunica, Mississippi. The property includes the casino, a hotel, surface parking and other land-based facilities.

West Segment
Ameristar Black Hawk. Ameristar Black Hawk is located on a six-acre site on the north side of Colorado Highway 119 in Black Hawk, Colorado. We lease the real estate of Ameristar Black Hawk, including the land underlying the casino facility, and other property in the vicinity, including 100 acres of largely hillside land across Richman Street from the casino site, portions of which are used for overflow parking, administrative offices and other operational uses.
Cactus Petes and Horseshu. Cactus Petes and Horseshu are located in Jackpot, Nevada, across from each other on either side of U.S. Highway 93. We lease the real estate at both locations and other property in the vicinity, which includes 34 acres for Cactus Petes, 20 acres for Horseshu, and 26 acres for a service station and 288 housing units that support the primary operations of the Jackpot Properties.
M Resort.  We lease 84 acres on the southeast corner of Las Vegas Boulevard and St. Rose Parkway in Henderson, Nevada, where M Resort is located. The M Resort property includes a hotel, a 4,700 space parking facility, and other facilities. We also lease four acres of land which is part of the property.
Zia Park Casino.  Our casino adjoins the racetrack and is located on 317 acres that we lease in Hobbs, New Mexico. The property includes a one-mile quarter/thoroughbred racetrack. In August 2014, we opened a new hotel, a business center, exercise/fitness facilities and a breakfast venue.
Tropicana Las Vegas.  We own 35 acres on the strip of Las Vegas, Nevada. In addition, we own the casino facility as well as the hotel and structured and surface parking.
Midwest Segment
Ameristar Council Bluffs. Ameristar Council Bluffs is located on 58 acres along the east bank of the Missouri River in Council Bluffs, Iowa. We lease the real estate at this site under the terms of the Pinnacle Master Lease. We sublease one acre of the site to a third party for the operation of a 188-room limited service Holiday Inn Suites Hotel and a 96-room Hampton Inn Hotel.
Argosy Casino Alton.  We lease four acres in Alton, Illinois, a portion of which serves as the dockside boarding for the Alton Belle II, a riverboat casino. The dockside facility includes an entertainment pavilion and office space, as well as surface parking areas.
Argosy Casino Riverside.  We lease 38 acres in Riverside, Missouri, which includes a barge-based casino, a luxury hotel, an entertainment/banquet facility and a parking garage. We also lease seven acres which is primarily used for overflow parking.
Hollywood Casino Aurora.  We lease a dockside barge structure and land-based pavilion in Aurora, Illinois. We lease the half-acre of land on which the pavilion is located. We also lease the rights to a pedestrian walkway bridge and two parking garages, together comprising 2 acres.
Hollywood Casino Joliet.  We lease 276 acres in Joliet, Illinois, which includes a barge-based casino, land-based pavilion, a hotel, structured and surface parking areas and a recreational vehicle park.
Hollywood Casino at Kansas Speedway. We own a 50% interest in the entity that owns the 101 acres of land and building used in the operations of Hollywood Casino at Kansas Speedway, which sits on turn two of Kansas Speedway.
Hollywood Casino St. Louis.  We lease 248 acres along the Missouri River in Maryland Heights, Missouri, which includes a hotel and structured and surface parking.
Prairie State Gaming.  Prairie State Gaming’s operations include 1,876 VGTs across a network of 403 bar and/or retail gaming establishments in seven distinct geographic areas throughout Illinois.
River City Casino: We lease the real estate assets used in the operations of River City Casino. The River City Casino site is located on 56 acres in south St. Louis County, approximately 12 miles south of downtown St. Louis.
Other
Freehold Raceway.  Through our joint venture in Pennwood, we own a 51-acre site in Freehold, New Jersey, where Freehold Raceway is located. The property features a half-mile standardbred racetrack and a grandstand. In addition, through our joint venture in Pennwood, we own a 10-acre site in Cherry Hill, New Jersey, which is currently undeveloped.

Retama Park Racetrack. We have a management contract with RDC to manage the day-to-day operations of Retama Park Racetrack. PRP owns 28 acres of land located adjacent to, but not used in the operations of Retama Park Racetrack.
Sam Houston Race Park and Valley Race Park.  Through our joint venture with MAXXAM, we own 168 acres at Sam Houston Race Park and 71 acres at Valley Race Park. Sam Houston Race Park includes a one-mile dirt track and a 7/8-mile turf track as well as a 226,000 square foot grandstand and pavilion center. Valley Race Park features 91,000 of property square footage as a dog racing and simulcasting facility located in Harlingen, Texas.
Sanford-Orlando Kennel Club.  We own 26 acres in Longwood, Florida, where Sanford-Orlando Kennel Club is located. The property includes a1/4-mile racing surface, a clubhouse dining facility and a main grandstand building. Kennel facilities for up to 1,300 greyhounds are located at a leased location approximately 1/2-mile from the racetrack enclosure.
Off-track Wagering Facilities.  The following is a list of our three OTWs and their locations:

Location	Size (Square Ft.)	Owned/Leased	Date Opened
York, PA	25,590	Leased	March 1995
Lancaster, PA	24,000	Leased	July 1996
Clementon, NJ	15,000	Leased	July 2014
In addition, through our joint venture in Pennwood, we own 50% of a leased OTW in Toms River, New Jersey, that has 28,160 square feet.
Corporate and Service Center. We lease office and warehouse space in various locations outside of our operating properties, including 52,116 square feet of executive office and warehouse space for buildings in Wyomissing, Pennsylvania, and our offices in Las Vegas, Nevada.
Penn Interactive Ventures.  We lease 7,787 square feet of executive office space in Conshohocken, Pennsylvania, 10,463 square feet of executive office space in San Francisco, California, and 5,740 square feet of executive office space in Henderson, Nevada.

ITEM 3.	LEGAL PROCEEDINGS
The Company is subject to various legal and administrative proceedings relating to personal injuries, employment matters, commercial transactions, development agreements and other matters arising in the ordinary course of business. The Company does not believe that the final outcome of these matters will have a material adverse effect on its consolidated financial position, cash flows or results of operations. In addition, the Company maintains what it believes is adequate insurance coverage to further mitigate the risks of such proceedings. However, such proceedings can be costly, time consuming, and unpredictable; therefore, no assurance can be given that the final outcome of such proceedings may not materially impact the Company’s consolidated financial condition, cash flows or results of operations. Further, no assurance can be given that the amount or scope of existing insurance coverage will be sufficient to cover losses arising from such matters.
Legal proceedings could result in costs, settlements, damages or rulings that materially impact the Company’s consolidated financial condition, cash flows or results of operations. The Company believes that it has meritorious defenses, claims and/or counter claims with respect to these proceedings and intends to vigorously defend itself or pursue its claims.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Ticker Symbol and Holders of Record
Our common stock is quoted on the NASDAQ Global Select Market under the symbol “PENN.” As of February 19, 2019, there were 1,783 holders of record of our common stock.
Dividends
Since our initial public offering of common stock in May 1994, we have not paid any cash dividends on our common stock. We intend to retain all of our earnings to finance the development of our business, and thus, do not anticipate paying cash dividends on our common stock for the foreseeable future. Payment of any cash dividends in the future will be at the discretion of our Board of Directors and will depend upon, among other things, our future earnings, operations and capital requirements, our general financial condition and general business conditions. In addition, our senior secured credit facility and senior notes restrict, among other things, our ability to pay dividends. Future financing arrangements may also prohibit the payment of dividends under certain conditions.
Sales of Unregistered Equity Securities
During the years ended December 31, 2018, 2017, and 2016, we did not issue or sell any unregistered equity securities.
Issuer Purchases of Equity Securities
On February 3, 2017, the Company announced a share repurchase program pursuant to which the Board of Directors authorized to repurchase up to $100 million of the Company’s common stock, which expired on February 1, 2019.
The following table provides information regarding purchases of our common stock pursuant to the above repurchase program for the three months ended December 31, 2018. All of the repurchased shares were retired.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Program	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Program
October 1, 2018 - October 31, 2018	—	$—	—	$75,229,530
November 1, 2018 - November 30, 2018	893,429	$21.59	893,429	$55,939,823
December 1, 2018 - December 31, 2018	1,406,069	$21.84	1,406,069	$25,229,529
Total	2,299,498	$21.74	2,299,498
On January 9, 2019, the Company announced a new share repurchase program pursuant to which the Board of Directors authorized to repurchase up to $200 million of the Company’s common stock. The new share repurchase program covers an authorization period of two years, expiring on December 31, 2020.

ITEM 6.	SELECTED FINANCIAL DATA
The following selected financial information for the years 2014 through 2018 was derived from our audited Consolidated Financial Statements. The information set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the audited Consolidated Financial Statements and related notes thereto.
During the first quarter 2018, the Company adopted FASB ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”), using a modified retrospective approach as of the date of initial application, which was January 1, 2018. The modified retrospective approach did not require that prior periods presented be restated. The adoption of ASC 606 did not materially impact the comparability of any of the selected financial information below.

	For the year ended December 31,
(in millions, except per share data)	2018 (a)	2017 (b)	2016 (c)	2015 (d)	2014 (e)
Income statement data:
Revenues	$3,587.9	$3,148.0	$3,034.4	$2,838.3	$2,590.5
Total operating expenses	2,953.8	2,702.3	2,491.4	2,370.5	2,333.3
Operating income	634.1	445.7	543.0	467.8	257.2
Total other expenses	(544.2)	(470.8)	(422.4)	(411.2)	(410.5)
Income (loss) before income taxes	89.9	(25.1)	120.6	56.6	(153.3)
Income tax benefit (expense)	3.6	498.5	(11.3)	(55.9)	(30.5)
Net income (loss)	$93.5	$473.4	$109.3	$0.7	$(183.8)
Per share data:
Earnings (loss) per common share—Basic	$0.96	$5.21	$1.21	$0.01	$(2.34)
Earnings (loss) per common share—Diluted	$0.93	$5.07	$1.19	$0.01	$(2.34)
Weighted-average shares outstanding—Basic (f)	97,105	90,854	82,929	80,003	78,425
Weighted-average shares outstanding—Diluted (f)	100,338	93,378	91,407	90,904	78,425
Other data:
Depreciation and amortization	$269.0	$267.1	$271.2	$259.5	$266.7
Interest expense	$539.4	$466.8	$459.2	$443.1	$425.1
Project and maintenance capital expenditures	$92.6	$99.3	$97.2	$199.2	$228.1
Cash flows provided by (used in):
Operating activities (g)(h)	$352.8	$477.8	$408.0	$417.4	$272.5
Investing activities	$(1,423.1)	$(221.6)	$(79.3)	$(781.0)	$(375.5)
Financing activities (g)	$1,272.1	$(207.0)	$(339.9)	$395.5	$18.6
Balance Sheet Data—As of December 31:
Cash, cash equivalents and restricted cash	$481.2	$279.4	$230.2	$241.5	$209.6
Total assets	$10,961.0	$5,234.8	$4,974.5	$5,138.8	$4,624.6
Total financing obligations	$7,148.4	$3,538.8	$3,514.1	$3,564.6	$3,611.5
Total debt	$2,412.2	$1,250.2	$1,415.5	$1,711.0	$1,241.4
Stockholders’ equity (deficit)	$731.2	$(73.1)	$(543.3)	$(678.0)	$(708.0)

(a)
The financial position, results of operations and cash flows as of and for the year ended December 31, 2018 include the impact of the acquisition of Pinnacle in October 2018. In addition, we incurred $95.0 million in costs, primarily associated with the Pinnacle Acquisition, a $21.0 million loss on early extinguishment of debt, and a $34.3 million long-lived asset impairment charge. In addition, during the year ended December 31, 2018, we recorded $464.5 million of interest expense on the financing obligations associated with the Master Leases.

(b)
The financial position and results of operations for the year ended December 31, 2017, reflect impairment losses on our goodwill and other intangible assets of $18.0 million and a provision for loan losses and unfunded loan commitments to the JIVDC of $89.8 million. In addition, during the year ended December 31, 2017, we recorded $397.6 million of interest expense on the Penn Master Lease financing obligation, released $741.9 million of our deferred tax valuation allowance, and recorded a $261.3 million write-down of our deferred tax assets due to the lowering of the corporate tax rate from 35% to 21%.

(c)
The financial position, cash flows and results of operations as of and for the year ended December 31, 2016, reflect the acquisition of Rocket Speed in August 2016. In addition, during the year ended December 31, 2016, we recorded $391.7 million of interest expense on the Penn Master Lease financing obligation.

(d)
The financial position and results of operations as of and for the year ended December 31, 2015, reflect impairment losses on our other intangible assets of $40.0 million related to the write-off of our Plainridge Park Casino gaming license and a write-down of the gaming license at Hollywood

Gaming at Dayton Raceway. In addition, during the year ended December 31, 2015, we recorded $390.1 million of interest expense on the Penn Master Lease financing obligation.

(e)
The financial position and results of operations as of and for the year ended December 31, 2014, reflect impairment losses on our goodwill and other intangible assets of $155.3 million and property and equipment of $4.6 million. In addition, during the year ended December 31, 2014, we recorded insurance recoveries, net of deductible charges of $5.7 million, which related to tornado damage at Hollywood Casino St. Louis incurred in 2013, and $379.2 million of interest expense on the Penn Master Lease financing obligation.

(f)
Since we reported an operating loss for the year ended December 31, 2014, we were required to use basic weighted-average common shares outstanding because the inclusion of diluted shares would have been anti-dilutive.

(g)
In August 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-15, “Statement of Cash Flows (Topic 230): Clarification of Certain Cash Receipts and Cash Payments.” The Company adopted this new guidance on January 1, 2018 on a retrospective basis. As a result of adopting this new guidance, the impact to the year ended December 31, 2017 was an increase to net cash provided by operating activities and an increase to net cash used in financing activities of $18.0 million within the Company’s Consolidated Statements of Cash Flows.

(h)
In November 2016, the FASB issued ASU No. 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash.” The Company adopted this new guidance on January 1, 2018 on a retrospective basis. As a result of adopting this new guidance, the impact to the years ended December 31, 2017, 2016, 2015 and 2014, were increases (decreases) to net cash provided by operating activities of $0.7 million, $(3.8) million, $3.6 million and $(0.1) million, respectively, within the Company’s Consolidated Statements of Cash Flows.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of financial condition, results of operations, liquidity and capital resources should be read in conjunction with, and is qualified in its entirety by, our audited Consolidated Financial Statements and the notes thereto, included in this Annual Report on Form 10-K, and other filings with the Securities and Exchange Commission.
EXECUTIVE OVERVIEW
Our Business
Penn National Gaming, Inc., together with its subsidiaries, is a leading, diversified, multi-jurisdictional owner and manager of gaming and racing facilities and video gaming terminal (“VGT”) operations with a focus on slot machine entertainment. In the second half of 2018, we launched live sports wagering at our facilities in Mississippi, Pennsylvania and West Virginia. In addition, the Company operates an interactive gaming division through its subsidiary, Penn Interactive Ventures, LLC (“PIV”). As of December 31, 2018, we owned, managed, or had ownership interests in 40 facilities in 18 jurisdictions. The majority of the gaming facilities used in the Company’s operations are subject to triple net master leases; the most significant of which are the Penn Master Lease and the Pinnacle Master Lease (as such terms are defined in the “Liquidity and Capital Resources” section below and collectively referred to as the “Master Leases”), with Gaming and Leisure Properties, Inc. (“GLPI”), a publicly-traded real estate investment trust (“REIT”), as the landlord under the Master Leases. References herein to “Penn,” the “Company,” “we,” “our” or “us” refer to Penn National Gaming, Inc. and its subsidiaries, except where stated or the context otherwise indicates.
In October 2018, the Company completed the acquisition of Pinnacle Entertainment, Inc. (“Pinnacle”), a leading regional gaming operator (the “Pinnacle Acquisition”), for $2,816.2 million (including the repayment of $814.3 million in debt obligations). In conjunction with the Pinnacle Acquisition, the Company divested the membership interests of certain Pinnacle subsidiaries which operated the casinos known as Ameristar Casino Resort St. Charles, Ameristar Casino Hotel Kansas City, Belterra Casino Resort and Belterra Park (referred to collectively as the “Divested Properties”), to Boyd Gaming Corporation (“Boyd”) in exchange for $604.9 million of cash, subject to customary final working capital adjustments. Additionally, as a part of the transaction, (i) GLPI acquired the real estate associated with Plainridge Park Casino for $250.0 million, and concurrently leased back the real estate assets to the Company (the “Plainridge Park Casino Sale-Leaseback”) and (ii) a subsidiary of Boyd acquired the real estate assets associated with Belterra Park from a subsidiary of GLPI, from which the Company received proceeds of $57.7 million. In connection with the sale of the Divested Properties to Boyd as well as the Plainridge Park Casino Sale-Leaseback, the Pinnacle Master Lease, which was assumed by the Company concurrent with the closing of the Pinnacle Acquisition, was amended. The Pinnacle Acquisition added twelve gaming properties to our holdings and provides us with greater operational scale and geographic diversity.
In November 2018, we announced that the Company entered into a definitive agreement to acquire the operations of Greektown Casino-Hotel in Detroit, Michigan, subject to a triple net lease with VICI Properties, Inc. (“VICI”), which we expect to close in the second quarter 2019. In January 2019, we acquired Margaritaville Casino Resort subject to a triple net lease with VICI (the “Margaritaville Lease”). Further, we have planned two development projects in Pennsylvania: Hollywood Casino York and Hollywood Casino Morgantown (a greenfield project), which are both Category 4 satellite gaming facilities. We anticipate that both of these development projects will be complete within 12-18 months after obtaining the necessary local and regulatory approvals.
In May 2017, we completed the acquisitions of 1st Jackpot Casino Tunica (f/k/a Bally’s Casino Tunica) and Resorts Casino Tunica. In 2016, Prairie State Gaming acquired two small VGT route operators in Illinois and in the first half of 2017, it acquired two additional Illinois-based VGT operators. In 2015, PIV launched our HollywoodCasino.com Play4Fun social gaming platform with Scientific Games Corporation, and in August 2016, we enhanced our social gaming offerings with the acquisition of Rocket Speed, Inc. (“Rocket Speed”), a leading developer of social casino games.
We believe that our portfolio of assets provides us the benefit of a geographically diversified cash flow from operations. We expect to continue to expand our gaming operations through the implementation and execution of a disciplined capital expenditure program at our existing properties, the pursuit of strategic acquisitions, and the development of new gaming properties. In addition, we expect to pursue opportunities within other distribution channels, such as retail gaming, social gaming, and real money iGaming.
Our properties generate significant operating cash flow since most of our revenue is cash-based from slot machines, table games, and pari-mutuel wagering. Our business is capital intensive, and we rely on cash flow from our properties to generate operating cash to satisfy our obligations under the Master Leases, repay debt, fund maintenance capital expenditures, fund new capital projects at existing properties and provide excess cash for future development and acquisitions. Additional information regarding our capital projects is discussed in detail in the section entitled “Liquidity and Capital Resources” below.
Operating and Competitive Environment
Most of our properties operate in mature, competitive markets. Consequently, we expect a significant amount of our future growth to come from prudent acquisitions of gaming properties, jurisdictional expansions, expansions of gaming in existing jurisdictions, expansions/improvements of our existing properties and new growth opportunities. Our geographically-diversified portfolio is comprised largely of new and well-maintained regional gaming facilities. This has allowed us to develop what we believe to be a solid base for future growth opportunities supported by a flexible and attractively-priced capital structure. We have also made investments in joint ventures that we believe will allow us to capitalize on additional gaming opportunities in certain states if legislation or referenda are passed that permit and/or expand gaming in these jurisdictions and we are selected as a licensee.
As reported by most jurisdictions, regional gaming industry trends have shown little revenue growth in recent years as numerous jurisdictions now permit gaming or have expanded their gaming offerings. The proliferation of new gaming facilities continues to impact the overall domestic gaming industry as well as our operating results in certain markets; however, the current economic environment, specifically, low levels of unemployment, strength in residential real estate prices, and high levels of consumer confidence, has resulted in a stable operating environment in recent years. Our ability to continue to succeed in this environment will be predicated on operating our existing facilities efficiently and offering our customers additional gaming experiences through our multi-channel distribution strategy. We seek to continue to expand our customer database through accretive acquisitions, such as the Pinnacle Acquisition, and capitalize on organic growth opportunities from the development of new facilities or the expansion of recently-developed business lines.
Historically, the Company has been reliant on certain key regional gaming markets (for example, its results from Hollywood Casino at Charles Town Races and Hollywood Casino Lawrenceburg). Over the past several years, we have diversified our operations via development of new facilities and acquisitions. The acquisition of Pinnacle has further reduced our reliance on specific properties. In addition, we expect to generate approximately $100 million in annual run-rate cost synergies within two years of the Pinnacle Acquisition. We also believe that the acquisition of Pinnacle has and will continue to present revenue growth opportunities with respect to increased cross-property play, including visitation to our Las Vegas properties, and higher social gaming volumes due principally to the enhanced scale and size of our customer database.
In October 2017, Pennsylvania’s House Bill 271 was signed into law, which extensively expanded gambling in the state by introducing licenses for up to 10 additional casinos limited to 750 slot machines and up to 40 table games not to be within 25 miles of existing casinos, up to five VGTs at certain truck stops, online gambling, fantasy contests and sport wagering. In response to this bill, we have commenced development of Hollywood Casino York and Hollywood Casino Morgantown, which are discussed above. We believe Hollywood Casino at Penn National Race Course, Hollywood Gaming at Mahoning Valley Race Course, and Meadows Racetrack and Casino, all of which are in our Northeast segment, will be impacted by new competition in the near future based on the ultimate location of the additional facilities, either owned by us or by our competitors.
MGM Springfield in Western Massachusetts opened in August 2018, Tiverton Casino in Tiverton, Rhode Island, which is near the border of Massachusetts, opened in September 2018, and Encore Boston Harbor in Eastern Massachusetts is scheduled to open in June 2019. MGM Springfield and Tiverton Casino have negatively impacted our Plainridge Park Casino, which is in our Northeast segment, since their opening and we expect Encore Boston Harbor to negatively impact Plainridge Park Casino due to the increased competition upon its opening.
Lastly, we expect that a large renovation and expansion, including a 500-room hotel and a parking garage, at Monarch Casino, in Blackhawk, Colorado, which is expected to be complete by July 2019, will have an adverse impact on our Ameristar Blackhawk property, which is included in our West segment, due to the increased competition.
Key Performance Indicators
In our business, revenue is driven by discretionary consumer spending. We have no certain mechanism for determining why consumers choose to spend more or less money at our facilities from period-to-period; therefore, we cannot quantify a dollar amount for each factor that impacts our customers’ spending behaviors. However, based on our experience, we can generally offer some insight into the factors that we believe were likely to account for such changes and which factors may have had a greater impact than others. In all instances, such insights are based solely on our judgment and professional experience, and no assurance can be given as to the accuracy of our judgments.

The vast majority of our revenues is gaming revenue, derived primarily from gaming on slot machines (which represented approximately 92% and 87% of our gaming revenue in 2018 and 2017, respectively), and to a lesser extent, table games, which is highly dependent upon the volume and spending levels of customers at our facilities. Aside from gaming revenues, our revenues are derived from our hotel, dining, retail, admissions, program sales, concessions and certain other ancillary activities, and our racing operations. Our racing revenue includes our share of pari-mutuel wagering on live races after payment of amounts returned as winning wagers, our share of wagering from import and export simulcasting, and our share of wagering from our off-track wagering facilities.
Key performance indicators related to gaming revenue are slot handle and table game drop, which are volume indicators, and “win” or “hold” percentage. Our typical property slot win percentage is in the range of approximately 6% to 10% of slot handle, and our typical table game hold percentage is in the range of approximately 13% to 27% of table game drop.
Slot handle is the gross amount wagered for the period cited. The win or hold percentage is the net amount of gaming wins and losses, with liabilities recognized for accruals related to the anticipated payout of progressive jackpots. Given the stability in our slot hold percentages on a historical basis, we have not experienced significant impacts to net income from changes in these percentages.
For table games, customers usually purchase chips at the gaming tables. The cash and markers (extensions of credit granted to certain credit worthy customers) are deposited in the gaming table’s drop box. Table game hold is the amount of drop that is retained and recorded as gaming revenue, with liabilities recognized for funds deposited by customers before gaming play occurs and for unredeemed gaming chips. As we are primarily focused on regional gaming markets, our table game hold percentages are fairly stable as the majority of these markets do not regularly experience high-end play, which can lead to volatility in hold percentages. Therefore, changes in table game hold percentages do not typically have a material impact to our net income.

Reportable Segments
We view each of our operating businesses as an operating segment with the exception of our two facilities in Jackpot, Nevada, which we view as one operating segment. During the fourth quarter 2018, the Company made revisions to its reportable segments upon the consummation of the Pinnacle Acquisition. Apart from the addition of the new properties, the most significant change was dividing the South/West segment into two separate reportable segments. For financial reporting purposes, we aggregate our operating segments into the following reportable segments:

	Location	Real Estate Assets Lease or Ownership Structure
Northeast segment
Ameristar East Chicago	East Chicago, IN	Pinnacle Master Lease
Hollywood Casino Bangor	Bangor, ME	Penn Master Lease
Hollywood Casino at Charles Town Races	Charles Town, WV	Penn Master Lease
Hollywood Casino Columbus	Columbus, OH	Penn Master Lease
Hollywood Casino Lawrenceburg	Lawrenceburg, IN	Penn Master Lease
Hollywood Casino at Penn National Race Course	Grantville, PA	Penn Master Lease
Hollywood Casino Toledo	Toledo, OH	Penn Master Lease
Hollywood Gaming at Dayton Raceway	Dayton, OH	Penn Master Lease
Hollywood Gaming at Mahoning Valley Race Course	Youngstown, OH	Penn Master Lease
Meadows Racetrack and Casino	Washington, PA	Meadows Lease
Plainridge Park Casino	Plainville, MA	Pinnacle Master Lease

South segment
1st Jackpot Casino	Tunica, MS	Penn Master Lease
Ameristar Vicksburg	Vicksburg, MS	Pinnacle Master Lease
Boomtown Biloxi	Biloxi, MS	Penn Master Lease
Boomtown Bossier City	Bossier City, LA	Pinnacle Master Lease
Boomtown New Orleans	New Orleans, LA	Pinnacle Master Lease
Hollywood Casino Gulf Coast	Bay St. Louis, MS	Penn Master Lease
Hollywood Casino Tunica	Tunica, MS	Penn Master Lease
L’Auberge Baton Rouge	Baton Rouge, LA	Pinnacle Master Lease
L’Auberge Lake Charles	Lake Charles, LA	Pinnacle Master Lease
Resorts Casino Tunica	Tunica, MS	Penn Master Lease

West segment
Ameristar Black Hawk	Black Hawk, CO	Pinnacle Master Lease
Cactus Petes and Horseshu (the “Jackpot Properties”)	Jackpot, NV	Pinnacle Master Lease
M Resort	Henderson, NV	Penn Master Lease
Tropicana Las Vegas	Las Vegas, NV	Owned
Zia Park Casino	Hobbs, NM	Penn Master Lease

Midwest segment
Ameristar Council Bluffs	Council Bluffs, IA	Pinnacle Master Lease
Argosy Casino Alton (1)	Alton, IL	Penn Master Lease
Argosy Casino Riverside	Riverside, MO	Penn Master Lease
Hollywood Casino Aurora	Aurora, IL	Penn Master Lease
Hollywood Casino Joliet	Joliet, IL	Penn Master Lease
Hollywood Casino at Kansas Speedway (2)	Kansas City, KS	Owned - JV
Hollywood Casino St. Louis	Maryland Heights, MO	Penn Master Lease
Prairie State Gaming (3)	Illinois	N/A
River City Casino	St. Louis, MO	Pinnacle Master Lease

(1)	The riverboat is owned by us and not subject to the Penn Master Lease.

(2)	Pursuant to a joint venture with International Speedway Corporation

(3)	VGT route operations

RESULTS OF OPERATIONS
The following table highlights our revenues, operating income (loss) and Adjusted EBITDAR by reportable segment as well as our consolidated net income and Adjusted EBITDA, after Lease Payments. Such segment reporting is on a basis consistent with how we measure our business and allocate resources internally. The financial information presented below reflects the revisions made to our reportable segments as a result of the Pinnacle Acquisition, including restating the prior year financial information.
The Company considers net income to be the most directly comparable financial measure calculated in accordance with generally accepted accounting principles in the United States (“GAAP”) to Adjusted EBITDAR and Adjusted EBITDA, after Lease Payments, which are non-GAAP financial measures. Refer to the “Non-GAAP Financial Measures” section below for the definitions of Adjusted EBITDAR; Adjusted EBITDA, after Lease Payments; and Lease Payments; as well as a reconciliation of net income to Adjusted EBITDAR and Adjusted EBITDA, after Lease Payments.

	For the year ended December 31,
(dollars in millions)	2018	2017	2016
Revenues:
Northeast segment (a)	$1,891.5	$1,756.6	$1,741.8
South segment (a)	394.4	224.3	185.8
West segment (a)	437.9	380.4	360.8
Midwest segment (a)	823.7	735.0	704.3
Other (b)	40.4	51.7	41.7
Revenues	$3,587.9	$3,148.0	$3,034.4

Operating income (loss):
Northeast segment (a)	$514.3	$451.1	$437.8
South segment (a)	97.9	51.5	46.2
West segment (a)	106.5	(57.3)	46.4
Midwest segment (a)	233.5	191.3	182.9
Other (b)	(318.1)	(190.9)	(170.3)
Operating income	$634.1	$445.7	$543.0

Net income	$93.5	$473.4	$109.3

Adjusted EBITDAR:
Northeast segment (a)	$583.8	$549.3	$536.4
South segment (a)	118.9	62.6	56.1
West segment (a)	114.3	72.7	72.5
Midwest segment (a)	294.3	249.7	239.9
Other (b)	(68.1)	(55.2)	(67.8)
Adjusted EBITDAR	1,043.2	879.1	837.1
Less: Lease Payments	(537.4)	(455.4)	(442.3)
Adjusted EBITDA, after Lease Payments	$505.8	$423.7	$394.8

Operating income margin	17.7%	14.2%	17.9%
Net income margin	2.6%	15.0%	3.6%
Adjusted EBITDAR margin	29.1%	27.9%	27.6%

(a)	See “Executive Overview” section for listing of properties included in each reportable segment.

(b)
The Other category consists of the Company’s standalone racing operations, namely Sanford-Orlando Kennel Club, and the Company’s joint venture interests in Sam Houston Race Park, Valley Race Park, and Freehold Raceway. The Other category also includes PIV, our management contract for Retama Park Racetrack, and our live and televised poker tournament series that operates under the trade name, Heartland Poker Tour. Expenses incurred for corporate and shared services activities that are directly attributable to a property or are otherwise incurred to support a property are allocated to each property. The Other category also includes corporate overhead costs, which consists of certain expenses, such as: payroll, professional fees, travel expenses and other general and administrative expenses that do not directly relate to or have otherwise been allocated to a property.
Consolidated comparison of the years ended December 31, 2018, 2017 and 2016
Revenues
The following table presents our consolidated revenues at a disaggregated level:

	For the year ended December 31,			$ Change		% Change
(dollars in millions)	2018	2017	2016	2018 vs. 2017	2017 vs. 2016	2018 vs. 2017 (a)	2017 vs. 2016
Revenues (a)
Gaming	$2,894.9	$2,692.0	$2,606.3	$202.9	$85.7	7.5%	3.3%
Food, beverage, hotel and other	629.7	601.7	575.4	28.0	26.3	4.7%	4.6%
Management service and license fees	6.0	11.7	11.4	(5.7)	0.3	(48.7)%	2.6%
Reimbursable management costs	57.3	26.1	16.0	31.2	10.1	119.5%	63.1%
	3,587.9	3,331.5	3,209.1	256.4	122.4	7.7%	3.8%
Less: Promotional allowances	—	(183.5)	(174.7)	183.5	(8.8)	(100.0)%	5.0%
Revenues	$3,587.9	$3,148.0	$3,034.4	$439.9	$113.6	14.0%	3.7%

(a)
The adoption of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers, (“ASC 606”) using the modified retrospective transition approach principally impacted the year-over-year comparability of gaming revenues; food, beverage, hotel and other revenues; reimbursable management costs; and promotional allowances; but had minimal impact on revenues. For the years ended December 31, 2017 and 2016, the retail value of accommodations, food and beverage, hotel and other services furnished to our guests without charge was included in gross revenues, then deducted as promotional allowances in determining net revenues.

2018 compared to 2017
Consolidated revenues increased principally as a result of the Pinnacle Acquisition on October 15, 2018, which contributed $385.6 million to the year ended December 31, 2018; of which, $303.6 million was gaming revenues and $82.0 million was food, beverage, hotel and other revenues. In addition, consolidated revenues benefited from strong year-over-year performances at all of our Ohio properties, resulting in an increase of $18.5 million; and Prairie State Gaming, where revenues increased by $15.1 million; and a full year of operations of 1st Jackpot Casino Tunica and Resorts Casino Tunica, which were acquired on May 1, 2017 and resulted in an increase of $22.3 million.
The adoption of ASC 606 had the effect of decreasing gaming revenues and food, beverage, hotel and other revenues by $206.1 million and $69.4 million, respectively, and increasing reimbursable management costs by $46.8 million, of which $236.8 million related to promotional allowances, resulting in a net impact on consolidated revenues of an increase of $8.1 million. See the “Segment comparison of the years ended December 31, 2018, 2017 and 2016” section below for more detailed explanations of the fluctuations in revenues.
2017 compared to 2016
Consolidated revenues for the year ended December 31, 2017 increased principally as a result of the acquisitions of 1st Jackpot Casino Tunica and Resorts Casino Tunica, which contributed $46.4 million, and Prairie State Gaming, which acquired four VGT route operators since the beginning of the fourth quarter 2016, which contributed $24.7 million. These increases were partially offset by a decrease at Hollywood Casino at Charles Town Races of $32.9 million due to increased competition from the Maryland market. See the “Segment comparison of the years ended December 31, 2018, 2017 and 2016” section below for more detailed explanations of the fluctuations in revenues.

Operating expenses
The following table presents our consolidated operating expenses:

	For the year ended December 31,			$ Change		% Change
(dollars in millions)	2018	2017	2016	2018 vs. 2017	2017 vs. 2016	2018 vs. 2017	2017 vs. 2016
Operating expenses
Gaming	$1,551.4	$1,365.0	$1,335.0	$186.4	$30.0	13.7%	2.2%
Food, beverage, hotel and other	439.3	421.8	406.9	17.5	14.9	4.1%	3.7%
General and administrative	618.9	514.5	462.3	104.4	52.2	20.3%	11.3%
Reimbursable management costs	57.3	26.1	16.0	31.2	10.1	119.5%	63.1%
Depreciation and amortization	269.0	267.1	271.2	1.9	(4.1)	0.7%	(1.5)%
Provision for loan loss and unfunded loan commitments to the JIVDC, net of recoveries, and impairment losses	17.9	107.8	—	(89.9)	107.8	N/M	N/C
Total operating expenses	$2,953.8	$2,702.3	$2,491.4	$251.5	$210.9	9.3%	8.5%
N/M - Not meaningful
N/C - Not calculable
Gaming expenses consist primarily of salaries and wages associated with our gaming operations and gaming taxes. Food, beverage, hotel and other expenses consist principally of salaries and wages and costs of goods sold associated with our food, beverage, hotel, racing, and other operations. Gaming, food, beverage, hotel and other expenses for the year ended December 31, 2018 increased year over year primarily as a result of the Pinnacle Acquisition, which increased gaming expenses by $162.6 million and food, beverage, hotel and other expenses by $56.9 million. The adoption of ASC 606 had the effect of decreasing food, beverage, hotel and other expenses by $37.3 million. Gaming, food, beverage, hotel and other expenses increased for the year ended December 31, 2017, as compared to the prior year, as a result of the acquisitions of 1st Jackpot Casino Tunica, Resorts Casino Tunica and the VGT route operators by Prairie State Gaming.
General and administrative expenses include items such as compliance, facility maintenance, utilities, property and liability insurance, surveillance and security, and certain housekeeping services, as well as all expenses for administrative departments such as accounting, purchasing, human resources, legal and internal audit. General and administrative expenses also include lobbying expenses, gains and losses on disposal of assets, changes in the fair value of our contingent purchase price obligations, expense associated with cash-settled stock awards (including changes in fair value thereto) and rent expense associated with the Meadows Lease.
General and administrative expenses for the year ended December 31, 2018 increased year over year primarily as a result of an increase in pre-opening and acquisition costs of $85.3 million, which principally relates to severance and professional service fees incurred as a result of the Pinnacle Acquisition, and $62.3 million of general and administrative expenses associated with the acquired Pinnacle operations. These increases are partially offset by a $28.6 million decrease in the expense recognized on the Company’s cash-settled stock awards, which is primarily the result of the decrease in the fair value of the awards year-over-year.
General and administrative expenses for the year ended December 31, 2017 increased year over year primarily due to higher cash-settled stock-based compensation charges of $23.0 million from increases in Penn’s stock price during 2017 compared to 2016, higher bonus accrual expense of $3.5 million due to the Company’s better overall performance against its budget, higher outside services and legal fees of $9.4 million due to development and acquisition costs and a full year of operations of Rocket Speed, which was acquired on August 1, 2016, partially offset by a $22.2 million benefit from a buy-out of the contingent purchase price for Rocket Speed.
Reimbursable management costs relate to operating costs related to Casino Rama, which is located in Ontario, Canada, and Hollywood Casino-Jamul San Diego, which is located on the Jamul Tribe’s trust land in San Diego, California. Our management contract with Hollywood Casino-Jamul San Diego terminated in the second quarter 2018 and our management contract with Casino Rama terminated in the third quarter 2018. The increase for the year ended December 31, 2018, as compared to the prior year, is a result of the adoption of ASC 606 on January 1, 2018, which required the Company to record reimbursable management costs on the gross basis as opposed to the net basis. The impact with respect to our Casino Rama management contract resulted in the recognition of reimbursable management costs of $46.8 million for the year ended December 31, 2018.

Depreciation and amortization for the year ended December 31, 2018 increased year over year due to the Pinnacle Acquisition, which contributed $38.6 million, partially offset by decreases at the majority of our properties due to assets becoming fully depreciated and a decrease in amortization expense at PIV. Depreciation and amortization for the year ended December 31, 2017 decreased year over year primarily due to decreases at the majority of our properties due to assets becoming fully depreciated, partially offset by the acquisitions of 1st Jackpot Casino and Resorts Casino Tunica, increased amortization from a full year of operations at Rocket Speed and the acquisitions of the assets of four small VGT route operators by Prairie State Gaming since the fourth quarter 2016.
Provision for loan loss and unfunded loan commitments to the Jamul Indian Village Development Corporation (“JIVDC”), net of recoveries, and impairment losses for the years ended December 31, 2018 and 2017 include a recovery of $17.0 million and a provision of $89.8 million, respectively. Impairment losses for the year ended December 31, 2018 primarily relates to an impairment on the property and equipment of our Resorts Casino Tunica facility of $34.3 million, principally relating to the real estate assets subject to the Penn Master Lease. Impairment losses for the year ended December 31, 2017 relates to a goodwill impairment charge of $18.0 million relating to Tropicana Las Vegas and Sanford-Orlando Kennel Club.
Other income (expenses)
The following table presents our consolidated other income (expenses):

	For the year ended December 31,			$ Change		% Change
(dollars in millions)	2018	2017	2016	2018 vs. 2017	2017 vs. 2016	2018 vs. 2017	2017 vs. 2016
Other income (expenses)
Interest expense	$(539.4)	$(466.8)	$(459.2)	$(72.6)	$(7.6)	15.6%	1.7%
Interest income	$1.0	$3.6	$24.2	$(2.6)	$(20.6)	(72.2)%	(85.1)%
Income from unconsolidated affiliates	$22.3	$18.7	$14.3	$3.6	$4.4	19.3%	30.8%
Loss on early extinguishment of debt	$(21.0)	$(24.0)	$—	$3.0	$(24.0)	(12.5)%	N/C
Income tax benefit (expense)	$3.6	$498.5	$(11.3)	$(494.9)	$509.8	(99.3)%	N/M
Other	$(7.1)	$(2.3)	$(1.7)	$(4.8)	$(0.6)	208.7%	35.3%
N/C - Not calculable
N/M - Not meaningful
Interest expense increased primarily due to the Pinnacle Master Lease, which contributed $63.0 million to the year ended December 31, 2018. Interest expense associated with the Penn Master Lease also increased as a result of the inclusion of 1st Jackpot Casino Tunica and Resorts Casino Tunica into the lease beginning May 2017 and the incurrence of rent escalators. Lastly, interest expense incurred on long-term debt increased by $7.1 million, pertaining to the fact that the Company had more long-term debt outstanding during the year ended December 31, 2018 as compared to the prior year, which was primarily the result of financing the acquisition of Pinnacle.
Interest expense for the year ended December 31, 2017 increased as compared to the prior year primarily as a result of higher interest payments on the Penn Master Lease financing obligation due to the acquisitions of 1st Jackpot Casino Tunica and Resorts Casino Tunica and the incurrence of rent escalators. In addition, interest expense incurred on long-term debt increased by $2.8 million due to the higher principal outstanding on the 5.625% Notes than the 5.875% Notes, partially offset by lower borrowings outstanding and lower interest rates on our Revolving Credit Facility, when comparing the year ended December 31, 2017 to the prior year. See the “Liquidity and Capital Resources” section below for the definitions of the 5.875% Notes, the 5.625% Notes and Revolving Credit Facility.
Interest income decreased for the years ended December 31, 2018 and 2017 as compared to the corresponding prior years due to lower interest accrued on the loan to the JIVDC as a result of its refinancing on October 20, 2016 and the purchase agreement entered into by the Company on May 25, 2018 to sell all of the Company’s outstanding rights and obligations under the term loan C and the JIVDC commitments.
Income from unconsolidated affiliates relates principally to our joint venture in Kansas Entertainment. The increases for the years ended December 31, 2018 and 2017 as compared to the corresponding prior years were attributable to improved operating results of Hollywood Casino at Kansas Speedway.

Loss on early extinguishment of debt for the year ended December 31, 2018 related to the debt financing transactions relating to the Pinnacle Acquisition and principal payments on the Term Loan B Facility (as defined in the “Liquidity and Capital Resources” section below); in both cases, the losses included the write-off of previously unamortized debt issuance costs. Loss on early extinguishment of debt for the year ended December 31, 2017 related to the Company’s early redemption of its $300 million 5.875% Notes and was primarily caused by the premium paid by the Company to redeem the 5.875% Notes prior to maturity.
Income tax benefit (expense) was $3.6 million for the year ended December 31, 2018, compared to income tax benefit of $498.5 million in the prior year period. Our effective tax rate was (4.0)% for the year ended December 31, 2018, as compared to 1,990.6% for the year ended December 31, 2017. The Company’s effective tax rate in the current year is lower than the federal statutory tax rate of 21% due to the effect of permanent items such as stock compensation and tax credits, as well as the decrease in our federal valuation allowance during the year attributable to the recognition of a capital loss carryforward that offset the capital gain realized from the Plainridge Park Casino Sale-Leaseback. The effective tax rates for both 2017 and 2018 are not correlated to the amount of our income or loss before income taxes due to the impact of the releasing the federal valuation allowance in 2017 and 2018 in the amount of $741.9 million and $18.3 million, respectively.
For the year ended December 31, 2017, we recorded a provisional amount for certain enactment-date effects of the Tax Cuts and Jobs Act (the “Tax Act”) by applying the guidance in SAB 118, resulting in a net charge of $266.0 million included in the income tax provision within the Consolidated Statements of Operations consisting of three components: (i) a $261.3 million charge due to the revaluation of the net deferred tax assets in the U.S. based on the new lower federal income tax rate, (ii) a $2.6 million charge related to the one-time mandatory repatriation tax on previously deferred earnings from our wholly-owned Canadian subsidiary (which we will pay interest-free over 8 years) and (iii) a $2.1 million foreign withholding tax charge due to the new favorable U.S. treatment of foreign dividends whereby we have changed our indefinite reinvestment assertion. While we believed the $266.0 million net charge represented a reasonable estimate of the income tax effects of the Tax Act in our Consolidated Statements of Operations as of December 31, 2017, these amounts were considered provisional. As of December 31, 2018, the Company finalized its enactment date and measurement period adjustment from the Tax Act, resulting in an increase to the 2017 provisional amount of $1.2 million.
Our effective income tax rate can vary from period to period depending on, among other factors, the geographic and business mix of our earnings, changes to our valuation allowance and the level of our tax credits. Certain of these and other factors, including our history and projections of pre-tax earnings, are considered in assessing our ability to realize our net deferred tax assets. For the year ended December 31, 2018, we released a partial valuation allowance on our capital loss carryforward that we subsequently recognized in the amount of $22.4 million from the Plainridge Park Casino Sale-Leaseback. The Company continues to maintain a valuation allowance of $89.5 million as of December 31, 2018 for federal capital loss carryforwards, as well as certain state filing groups, where it continues to be in a cumulative three-year pretax loss position.
Other includes miscellaneous expense and (income) items. The amount for the year ended December 31, 2018 principally relates to costs associated with the debt refinancing in connection with the Pinnacle Acquisition and foreign currency translation losses related to our Casino Rama management contract which was reclassified from accumulated other comprehensive loss upon termination of the contract. The amount for the year ended December 31, 2017 principally relates to costs associated with the January 2017 debt refinancing.

Segment comparison of the years ended December 31, 2018, 2017 and 2016
Northeast Segment

	For the Year Ended December 31,			$ Change		% / bps Change
(dollars in millions)	2018	2017	2016	2018 vs. 2017	2017 vs. 2016	2018 vs. 2017 (a)	2017 vs. 2016
Revenues (a):
Gaming	$1,644.2	$1,583.9	$1,572.4	$60.3	$11.5	3.8%	0.7%
Food, beverage, hotel and other	194.6	223.2	220.4	(28.6)	2.8	(12.8)%	1.3%
Management service and licensing fees	5.9	11.6	11.3	(5.7)	0.3	(49.1)%	2.7%
Reimbursable management costs	46.8	—	—	46.8	—	N/C	N/C
	1,891.5	1,818.7	1,804.1	72.8	14.6	4.0%	0.8%
Less: Promotional allowances	—	(62.1)	(62.3)	62.1	0.2	(100.0)%	(0.3)%
Revenues	$1,891.5	$1,756.6	$1,741.8	$134.9	$14.8	7.7%	0.8%

Operating income	$514.3	$451.1	$437.8	$63.2	$13.3	14.0%	3.0%
Adjusted EBITDAR	$583.8	$549.3	$536.4	$34.5	$12.9	6.3%	2.4%
Operating income margin	27.2%	25.7%	25.1%			150 bps	60 bps
Adjusted EBITDAR margin	30.9%	31.3%	30.8%			(40) bps	50 bps
N/C - Not calculable
(a)    See footnote (a) to the consolidated revenues table above.
2018 compared to 2017
The Northeast segment’s revenues, operating income and Adjusted EBITDAR for the year ended December 31, 2018 benefited from the acquisition of Pinnacle in October 2018, which contributed a combined $99.1 million of revenues, $10.9 million of operating income and $17.6 million of Adjusted EBITDAR, from Ameristar East Chicago and Meadows Racetrack and Casino. Northeast segment operating results also benefited from strong year-over-year performances at all four of our Ohio properties, which all individually grew Adjusted EBITDAR margin and, collectively, increased revenue by $18.5 million and Adjusted EBITDAR by $16.7 million. Contraction in Northeast segment Adjusted EBITDAR margin was primarily due to the addition of Meadows Racetrack and Casino, where gaming taxes are unfavorable as compared to the majority of other jurisdictions included in this segment. Management services and licensing fees decreased due to the timing of cessation of the management services of Casino Rama, which ended during the third quarter 2018.
The adoption of ASC 606 had the effect of decreasing gaming revenues and food, beverage, hotel and other revenues by $54.8 million and $47.5 million, respectively, and increasing reimbursable management costs, which relate to Casino Rama, by $46.8 million, of which $70.7 million related to promotional allowances, resulting in a net impact on Northeast segment revenues of an increase of $15.2 million.
2017 compared to 2016
The Northeast segment’s revenues, operating income and Adjusted EBITDAR increased primarily due to year-over-year improvements in operating results at all four of our Ohio properties, which together increased revenues by $39.9 million, and gaming volume increase at Plainridge Park Casino, offset by a decrease in gaming volumes at Hollywood Casino at Charles Town Races, principally caused by the opening of a new property in December 2016 within the Baltimore, Maryland market. Hollywood Casino Bangor’s operating results were also negatively impacted by the increased competition, but to a lesser degree.

South Segment

	For the Year Ended December 31,			$ Change		% / bps Change
(dollars in millions)	2018	2017	2016	2018 vs. 2017	2017 vs. 2016	2018 vs. 2017 (a)	2017 vs. 2016
Revenues (a):
Gaming	$302.9	$203.0	$166.5	$99.9	$36.5	49.2%	21.9%
Food, beverage, hotel and other	91.5	52.1	45.2	39.4	6.9	75.6%	15.3%
	394.4	255.1	211.7	139.3	43.4	54.6%	20.5%
Less: Promotional allowances	—	(30.8)	(25.9)	30.8	(4.9)	(100.0)%	18.9%
Revenues	$394.4	$224.3	$185.8	$170.1	$38.5	75.8%	20.7%

Operating income	$97.9	$51.5	$46.2	$46.4	$5.3	90.1%	11.5%
Adjusted EBITDAR	$118.9	$62.6	$56.1	$56.3	$6.5	89.9%	11.6%
Operating income margin	24.8%	23.0%	24.9%			180 bps	(190) bps
Adjusted EBITDAR margin	30.1%	27.9%	30.2%			220 bps	(230) bps
(a)    See footnote (a) to the consolidated revenues table above.
Beginning in the first quarter 2019, the operating results of the South segment will include Margaritaville Resort Casino, which was acquired on January 1, 2019, and concluded to be part of the South segment by management.
2018 compared to 2017
The South segment’s revenues, operating income, and Adjusted EBITDAR for the year ended December 31, 2018 benefited from the acquisition of Pinnacle in October 2018, which contributed a combined $151.6 million of revenues, $37.5 million of operating income and $45.8 million of Adjusted EBITDAR, from Ameristar Vicksburg, Boomtown Bossier City, Boomtown New Orleans, L’Auberge Baton Rouge and L’Auberge Lake Charles. In addition, as a result of the timing of the acquisitions of 1st Jackpot Casino and Resorts Casino Tunica, which occurred in May 2017, revenues, operating income and Adjusted EBITDAR had increases of $22.3 million $6.0 million and $9.0 million, respectively. South segment operating income was negatively impacted by a $2.0 million impairment on the property and equipment (not subject to the Penn Master Lease) used in the operations of Resorts Casino Tunica. Primarily as a result of operational efficiencies, South segment operating income margin and Adjusted EBITDAR margin expanded.
The adoption of ASC 606 had the effect of decreasing gaming revenues and food, beverage, hotel and other revenues by $53.4 million and $2.1 million, of which $55.3 million related to promotional allowances, resulting in a net impact on South segment revenues of a decrease of $0.2 million.
2017 compared to 2016
The South segment’s revenues, operating income, and Adjusted EBITDAR for the year ended December 31, 2017, benefited from the acquisitions of 1st Jackpot Casino and Resorts Casino Tunica in May 2017, which contributed a combined $46.4 million of revenues, $6.0 million of operating income and $8.6 million of Adjusted EBITDAR. The benefit from the acquisitions was partially offset by decreased gaming volume at Hollywood Casino Gulf Coast and Boomtown Biloxi, both of which were negatively impacted by Hurricane Nate in October 2017 and decreased gaming volume at Hollywood Casino Tunica.

West Segment

	For the Year Ended December 31,			$ Change		% / bps Change
(dollars in millions)	2018	2017	2016	2018 vs. 2017	2017 vs. 2016	2018 vs. 2017 (a)	2017 vs. 2016
Revenues (a):
Gaming	$228.0	$219.7	$211.8	$8.3	$7.9	3.8%	3.7%
Food, beverage, hotel and other	199.4	177.4	171.8	22.0	5.6	12.4%	3.3%
Reimbursable management costs	10.5	26.1	16.0	(15.6)	10.1	(59.8)%	63.1%
	437.9	423.2	399.6	14.7	23.6	3.5%	5.9%
Less: Promotional allowances	—	(42.8)	(38.8)	42.8	(4.0)	(100.0)%	10.3%
Revenues	$437.9	$380.4	$360.8	$57.5	$19.6	15.1%	5.4%

Operating income (loss)	$106.5	$(57.3)	$46.4	$163.8	$(103.7)	N/M (b)	N/M (b)
Adjusted EBITDAR	$114.3	$72.7	$72.5	$41.6	$0.2	57.2%	0.3%
Operating income (loss) margin	24.3%	(15.1)%	12.9%			N/M (b)	N/M (b)
Adjusted EBITDAR margin	26.1%	19.1%	20.1%			700 bps	(100) bps
N/M - Not meaningful
(a)    See footnote (a) to the consolidated revenues table above.

(b)
As a result of the recovery/provision of loan losses and unfunded loan commitments to the JIVDC as well as the impairment charges discussed below, the fluctuations in operating income (loss) and the associated margins are not comparable.

2018 compared to 2017
The West segment’s revenues, operating income, and Adjusted EBITDAR for the year ended December 31, 2018 benefited from the acquisition of Pinnacle in October 2018, which contributed a combined $53.8 million of revenues, $18.5 million of operating income and $20.8 million of Adjusted EBITDAR, from Ameristar Black Hawk and the Jackpot Properties. The West segment operating results also benefited from strong year-over-year performance of Tropicana Las Vegas, which experienced gaming volume growth while achieving operational efficiencies. Adjusted EBITDAR margin of the West segment grew significantly, primarily as a result of the addition of Ameristar Black Hawk and the Jackpot Properties as well as Tropicana Las Vegas.
The adoption of ASC 606 had the effect of decreasing gaming revenues and food, beverage, hotel and other revenues by $52.1 million and $8.3 million, respectively, of which $57.4 million related to promotional allowances, resulting in a net impact on West segment revenues of a decrease of $3.0 million.
Reimbursable management costs decreased due to the cessation of the management services of Hollywood Casino-Jamul San Diego in May 2018. Operating income for the year ended December 31, 2018 benefited from a $17.0 million recovery of loan losses and unfunded loan commitments.
2017 compared to 2016
The West segment’s revenues and Adjusted EBITDAR increased primarily as a result of gaming volume increases at Tropicana Las Vegas, M Resort and Zia Park, as the local economies showed year-over-year improvements. During the second quarter 2016, we refreshed the gaming floor at Tropicana Las Vegas with new slot machines and launched our Marquee Rewards player loyalty program at the property.
In addition, during the year ended December 31, 2017, we made various incremental food and beverage offerings at Tropicana Las Vegas, most notably, the July 2017 opening of celebrity chef, Robert Irvine’s, first signature Las Vegas restaurant, the Robert Irvine Public House, which contributed to year-over-year increases in food and beverage revenues for the segment. In addition, reimbursable management costs increased due to the timing of the opening and commencement of management services of Hollywood Casino-Jamul San Diego, which started in October 2016. During the year ended December 31, 2017, we recorded provisions related to our investments and loans with the JIVDC of $89.8 million and a $14.8 million goodwill impairment charge pertaining to Tropicana Las Vegas, which resulted in an operating loss for the year.
West segment Adjusted EBITDAR margin was negatively impacted by higher expenses at Tropicana Las Vegas due to increased marketing expenses and a favorable litigation settlement in the corresponding prior year period.

Midwest Segment

	For the Year Ended December 31,			$ Change		% / bps Change
(dollars in millions)	2018	2017	2016	2018 vs. 2017	2017 vs. 2016	2018 vs. 2017 (a)	2017 vs. 2016
Revenues (a):
Gaming	$719.8	$685.4	$655.6	$34.4	$29.8	5.0%	4.5%
Food, beverage, hotel and other	103.9	96.8	96.3	7.1	0.5	7.3%	0.5%
	823.7	782.2	751.9	41.5	30.3	5.3%	4.0%
Less: Promotional allowances	—	(47.2)	(47.6)	47.2	0.4	(100.0)%	(0.8)%
Revenues	$823.7	$735.0	$704.3	$88.7	$30.7	12.1%	4.4%

Operating income	$233.5	$191.3	$182.9	$42.2	$8.4	22.1%	4.6%
Adjusted EBITDAR	$294.3	$249.7	$239.9	$44.6	$9.8	17.9%	4.1%
Operating income margin	28.3%	26.0%	26.0%			230 bps	0 bps
Adjusted EBITDAR margin	35.7%	34.0%	34.1%			170 bps	(10) bps
(a)    See footnote (a) to the consolidated revenues table above.
2018 compared to 2017
The Midwest segment’s revenues, operating income, and Adjusted EBITDAR for the year ended December 31, 2018 benefited from the acquisition of Pinnacle in October 2018, which contributed $81.1 million, $25.3 million and $28.8 million, respectively, from River City Casino and Ameristar Council Bluffs. In addition, the Midwest segment operating results benefited from strong year-over-year performances of Argosy Casino Riverside and Prairie State Gaming, where gaming volumes increased and revenues increased by $18.5 million collectively. Additionally, operational efficiencies at Hollywood Casino St. Louis helped contribute to the year-over-year increase in Midwest segment Adjusted EBITDAR. The expansion in operating income margin was largely driven by River City Casino and Ameristar Council Bluffs whereas the expansion in Adjusted EBITDAR margin was largely driven by Argosy Casino Riverside, Prairie State Gaming and Hollywood Casino St. Louis.
The adoption of ASC 606 had the effect of decreasing gaming revenues and food, beverage, hotel and other revenues by $45.8 million and $5.7 million, respectively, of which $52.7 million related to promotional allowances, resulting in a net impact on Midwest segment revenues of an increase of $1.2 million.
2017 compared to 2016
The Midwest segment’s revenues, operating income, and Adjusted EBITDAR for the year ended December 31, 2017 benefited from the acquisition of the assets of four small VGT route operators in Illinois by Prairie State Gaming since the fourth quarter 2016 and a strong performance at Argosy Casino Riverside, partially offset by the performance of Argosy Casino Alton, where visitation was impeded by flooding in May 2017.
Other
Revenues and Adjusted EBITDAR of the Other category were $40.4 million and $(68.1) million, respectively, for the year ended December 31, 2018, representing decreases year-over-year of $11.3 million and $12.9 million, respectively, principally as a result of PIV operating results and an increase in corporate overhead costs, largely attributable to payroll and other general and administrative costs associated with Pinnacle.
Revenues and Adjusted EBITDAR of the Other category were $51.7 million and $(55.2) million, respectively, for the year ended December 31, 2017, representing increases year-over-year of $10.0 million and $12.6 million, respectively, principally as a result of the timing of the acquisition of Rocket Speed by PIV, which was in August 2016, and a decrease in corporate overhead costs, largely attributable to cost containment efforts, which resulted in lower payroll and other general and administrative costs.

Non-GAAP Financial Measures
Definition of Adjusted EBITDAR
We define Adjusted EBITDAR as earnings before interest income and expense, income taxes, depreciation and amortization, rent expense associated with triple net operating leases, stock compensation, debt extinguishment and financing charges, impairment charges, insurance recoveries and deductible charges, changes in the estimated fair value of our contingent purchase price obligations, gain or loss on disposal of assets, the difference between budget and actual expense for cash-settled stock-based awards, pre-opening and acquisition costs, and other income or expenses. Adjusted EBITDAR is also inclusive of income or loss from unconsolidated affiliates, with our share of non-operating items (such as depreciation and amortization) added back for our joint venture in Kansas Entertainment. Adjusted EBITDAR excludes payments associated with our Master Leases with GLPI as these leases are accounted for as financing obligations. As of December 31, 2018, the Company’s only triple net operating lease, for purposes of this definition was the Meadows Lease. However, beginning with the first quarter 2019, we expect that the Margaritaville Lease with VICI will be included in this definition. We define Adjusted EBITDAR margin as Adjusted EBITDAR divided by consolidated revenues and Adjusted EBITDAR margin by segment as Adjusted EBITDAR for each segment divided by segment revenues.
In the fourth quarter 2018, in connection with the Pinnacle Acquisition, we began utilizing Adjusted EBITDAR instead of Adjusted EBITDA. The difference between Adjusted EBITDAR and Adjusted EBITDA is the exclusion of rent expense associated with the Meadows Lease.
The Company is required to adopt ASC Topic 842, Leases (“ASC 842”), effective January 1, 2019. Our Master Leases were accounted for as financing obligations under the previous lease accounting literature because they were failed sale leasebacks due to certain continuing involvement provisions. The adoption of ASC 842 requires us to determine the classification (operating or financing) of each component contained within each of our Master Leases with our REIT landlords which will impact the initial valuation of the right-of-use asset and corresponding lease liability at the January 1, 2019 adoption date as well as the subsequent expense recognition as either rent expense or interest expense within our Consolidated Statements of Operations. Because both interest expense and rent expense associated with leases with our REIT landlords are excluded from the definition of Adjusted EBITDAR, we do not expect the adoption of ASC 842 to materially impact Adjusted EBITDAR. Additionally, we expect that the Meadows Lease and the Margaritaville Lease will be classified as operating leases under ASC 842.
In the first quarter 2018, we changed the definition of Adjusted EBITDA to exclude pre-opening and acquisition costs and the variance between budget and actual expense for cash-settled stock-based awards, which are required to be re-measured at fair market value at the end of each reporting period. We decided to exclude pre-opening and acquisition costs to more closely align the Company’s calculation of Adjusted EBITDA with our competitors. We decided to exclude both the favorable and unfavorable difference between the budgeted expense and actual expense for our cash-settled stock-based awards due to its non-operational nature. In connection with these changes, we have reclassified our prior period results, where applicable, to conform to the current period presentation.
Definition of Adjusted EBITDA, after Lease Payments
Adjusted EBITDA, after Lease Payments is defined as Adjusted EBITDAR less Lease Payments, which is defined as lease payments made to our REIT landlords under our triple net leases. As of December 31, 2018, the Company’s only REIT landlord under our triple net leases, for purposes of this definition, was GLPI as it pertains to both the Master Leases and the Meadows Lease. However, beginning with the first quarter 2019, we expect that the Margaritaville Lease with VICI will be included in this definition. We do not expect the adoption of ASC 842 to materially impact Adjusted EBITDA, after Lease Payments.
Use of Non-GAAP Financial Measures
In addition to GAAP financial measures, Adjusted EBITDAR, Adjusted EBITDAR margin, and Adjusted EBITDA, after Lease Payments, are used by management as important measures of the Company’s operating performance. Adjusted EBITDAR has economic substance because it is used by management as a performance measure to analyze the performance of our business, and is especially relevant in evaluating large, long-lived casino-hotel projects because it provides a perspective on the current effects of operating decisions separated from the substantial non-operational depreciation charges and financing costs of such projects. We also present Adjusted EBITDAR and Adjusted EBITDAR margin because it is used by some investors and creditors as an indicator of the strength and performance of ongoing business operations, including our ability to service debt, and to fund capital expenditures, acquisitions and operations. These calculations are commonly used as a basis for investors, analysts and credit rating agencies to evaluate and compare operating performance and value companies within our industry. In addition, other gaming companies also utilize Adjusted EBITDAR as a supplement to financial measures in accordance with GAAP. In order to view the operations of their casinos on a more stand-alone basis, gaming companies, including us, have historically excluded from their Adjusted EBITDAR calculations certain corporate expenses that do not relate to the management of specific casino properties. However, Adjusted EBITDAR is not a measure of performance or liquidity calculated in accordance with GAAP. Adjusted EBITDAR information is presented as a supplemental disclosure, as management believes that it is a commonly-used measure of performance in the gaming industry, is used in the valuation of gaming companies, and that it is considered by many to be a key indicator of the Company’s operating results. In addition to using Adjusted EBITDAR and Adjusted EBITDAR margin to measure the Company’s operating performance on a consolidated basis, management uses Adjusted EBITDAR and Adjusted EBITDAR margin as important measures of the operating performance of its segments, including the evaluation of operating personnel.
Adjusted EBITDAR should not be construed as an alternative to net income, as an indicator of the Company’s operating performance, as an alternative to cash flows from operating activities, as a measure of liquidity, or as any other measure of performance determined in accordance with GAAP. The Company has significant uses of cash flows, including capital expenditures, interest payments, lease payments under our Master Leases and the Meadows Lease, taxes and debt principal repayments, which are not reflected in Adjusted EBITDAR. It should also be noted that other gaming companies that report Adjusted EBITDAR information may calculate Adjusted EBITDAR in a different manner than the Company; and therefore, comparability may be limited.
Adjusted EBITDA, after Lease Payments is a measure we believe provides useful information to investors because it is an indicator of the performance of ongoing business operations after incorporating the cash flow impact of the Lease Payments to our REIT landlords. In addition, Adjusted EBITDA, after Lease Payments is one of the metrics that our management team is measured against for incentive-based compensation purposes.
Reconciliation of Non-GAAP Financial Measures to GAAP
The following table includes a reconciliation of net income, which is determined in accordance with GAAP, to Adjusted EBITDAR and Adjusted EBITDA, after Lease Payments, which are non-GAAP financial measures.

	For the year ended December 31,
(in millions)	2018	2017	2016
Net income	$93.5	$473.4	$109.3
Income tax expense (benefit)	(3.6)	(498.5)	11.3
Loss on early extinguishment of debt	21.0	24.0	—
Income from unconsolidated affiliates	(22.3)	(18.7)	(14.3)
Interest income	(1.0)	(3.6)	(24.2)
Interest expense	539.4	466.8	459.2
Other expense	7.1	2.3	1.7
Operating income	634.1	445.7	543.0
Rent expense associated with triple net operating lease (1)	3.8	—	—
Charge for stock compensation (1)	12.0	7.8	6.9
Cash-settled stock award variance (1)(2)	(19.6)	23.4	(6.7)
Loss (gain) on disposal of assets (1)	3.2	0.2	(2.5)
Contingent purchase price (1)(3)	0.5	(6.8)	1.3
Pre-opening and acquisition costs (1)(4)	95.0	9.7	—
Depreciation and amortization (5)	269.0	267.1	271.2
Provision for loan loss and unfunded loan commitments to the JIVDC, net of recoveries, and impairment losses (5)	17.9	107.8	—
Insurance recoveries, net of deductible charges (1)	(0.1)	(0.3)	(0.7)
Income from unconsolidated affiliates (5)	22.3	18.7	14.3
Non-operating items for Kansas JV (6)	5.1	5.8	10.3
Adjusted EBITDAR (7)	1,043.2	879.1	837.1
Less: Lease Payments (8)	(537.4)	(455.4)	(442.3)
Adjusted EBITDA, after Lease Payments (7)	$505.8	$423.7	$394.8

(1)	These items are included in “General and administrative” within the Company’s Consolidated Statements of Operations. See discussion above for explanations of any significant variances in these items.

(2)
The favorable variance between our budgeted and actual expense recorded associated with our cash-settled stock awards for the year ended December 31, 2018, was the result of the Company’s price of its common stock being lower during 2018 than 2017. The unfavorable variance between our budgeted and actual expense recorded associated with our cash-settled stock awards for the year ended December 31, 2017, was the result of the Company’s price of its common stock being higher during 2017 than 2016.

(3)
The variances are principally caused by changes in the fair value of the contingent consideration associated with Plainridge Park Casino and Rocket Speed, which are largely driven by the properties’ actual and projected operating results.

(4)	The variances are principally the result of costs incurred by the Company relating to the Pinnacle Acquisition.

(5)	See discussion above for explanations of any significant variances in these items.

(6)	Consists principally of depreciation and amortization associated with the operations of Hollywood Casino at Kansas Speedway.

(7)
Adjusted EBITDAR and Adjusted EBITDA, after Lease Payments, increased for the year ended December 31, 2018, as compared to the prior year, principally due to the Pinnacle Acquisition, which contributed $113.0 million and $37.1 million, respectively.

(8)
Lease Payments increased for the year ended December 31, 2018, as compared to the prior year, principally due to the Pinnacle Master Lease and the Meadows Lease. For more detailed information related to our annual rent payments made to GLPI under our Master Leases, refer to the “Liquidity and Capital Resources” section below.

LIQUIDITY AND CAPITAL RESOURCES
Historically and prospectively, our primary sources of liquidity and capital resources have been and will be cash flow from operations, borrowings from banks and proceeds from the issuance of debt and equity securities.

	For the year ended December 31,			$ Change		% Change
(dollars in millions)	2018	2017	2016	2018 vs. 2017	2017 vs. 2016	2018 vs. 2017	2017 vs. 2016
Net cash provided by operating activities	$352.8	$477.8	$408.0	$(125.0)	$69.8	(26.2)%	17.1%
Net cash used in investing activities	$(1,423.1)	$(221.6)	$(79.3)	$(1,201.5)	$(142.3)	542.2%	179.4%
Net cash provided by (used in) financing activities	$1,272.1	$(207.0)	$(339.9)	$1,479.1	$132.9	N/M	(39.1)%
N/M - Not meaningful
Operating Cash Flow
The decrease in net cash provided by operating activities of $125.0 million for the year ended December 31, 2018, compared to the prior year, was primarily due to an increase in cash paid to suppliers and vendors of $346.6 million and an increase in cash paid to employees of $68.4 million, driven primarily by the Pinnacle Acquisition. Additionally, the decrease in net cash provided by operating activities was impacted by an increase in interest payments made on the Master Lease financing obligations of $66.1 million, associated largely with the Pinnacle Master Lease, and an increase in interest payments made on long-term debt of $11.5 million, primarily due to the debt refinancing in October 2018, which increased our total long-term debt, and an increase in income tax paid of $67.5 million. The decreases were partially offset by an increase in cash receipts from customers of $440.0 million, driven primarily by the Pinnacle Acquisition.
The increase in net cash provided by operating activities of $69.8 million for the year ended December 31, 2017, compared to the prior year, was primarily due to an increase in cash receipts from customers of $109.2 million; the acquisitions of 1st Jackpot Casino Tunica and Resorts Casino Tunica on May 1, 2017, Rocket Speed on August 1, 2016, and four small acquisitions by Prairie State Gaming since the fourth quarter 2016; and an increase in income tax refunds of $32.1 million, offset by an increase in cash paid to suppliers and vendors of $37.6 million, primarily due to the acquisitions noted above, a reduction of $23.0 million in interest income collections resulting from the refinancing of the Jamul loan in October 2016, cash payments for the early extinguishment of debt of $18.0 million, and an increase in cash paid to employees of $15.5 million.
Investing Cash Flow
The increase in net cash used in investing activities of $1,201.5 million for the year ended December 31, 2018, compared to the prior year, was primarily due to the acquisition of Pinnacle of $1,945.2 million, offset partially by the cash received for the sale of the Divested Properties of $661.7 million. Additionally, the increase in net cash used in investing activities was impacted by the purchases of Category 4 gaming licenses in York and Berks County, Pennsylvania for $57.6 million, and the purchase of real money iGaming and sports betting licenses in Pennsylvania for $20.0 million.
The increase in net cash used in investing activities of $142.3 million for the year ended December 31, 2017, compared to the prior year, was primarily due to the $273.9 million received from the refinancing of loans to the JIVDC in the prior year, cash payments of $42.5 million primarily related to the acquisition of 1st Jackpot Casino Tunica and Resorts Casino Tunica and decreased proceeds related to the sale of assets held for sale of $17.2 million primarily from the sale of Rosecroft Raceway in

2016. The increases were partially offset by a $183.3 million decrease in the loan to the JIVDC and $8.2 million of principal and interest collections applied against the nonaccrual loan to the JIVDC.
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
The following table summarizes our project capital expenditures by segment for the years ended December 31, 2018, 2017 and 2016:

	For the year ended December 31,
(in millions)	2018	2017	2016
Northeast	$0.1	$0.3	$5.3
West	2.5	24.8	13.4
Other	0.3	—	—
Total	$2.9	$25.1	$18.7
During the year ended December 31, 2017, we made enhancements to Tropicana Las Vegas, including adding a celebrity chef restaurant, the Robert Irvine Public House, which opened on July 27, 2017. During the year ended December 31, 2016, we reconfigured the gaming floor with updated slot machines, altered game placements and refined the table game mix at Tropicana Las Vegas. Additionally, in April 2016, we integrated the property into our Marquee Rewards player loyalty program, enabling our regional gaming customers to redeem their loyalty reward points at the facility.
During the years ended December 31, 2018, 2017 and 2016, we also spent $89.7 million, $74.2 million, and $78.5 million, respectively, on maintenance capital expenditures, including slot machines and slot machine equipment. During the year ended December 31, 2018, maintenance capital expenditures increased year over year partially due to the Pinnacle Acquisition, which added twelve gaming properties.
Cash provided by operating activities as well as cash available under our Revolving Credit Facility funded our capital projects and maintenance capital expenditures for the years ended December 31, 2018, 2017 and 2016.
The following table summarizes our expected capital expenditures for the year ending December 31, 2019 by segment:

(in millions)	Project	Maintenance
Northeast (1)	$36.5	$57.4
South	—	35.2
West	—	29.3
Midwest	—	30.3
Other	—	36.2
Total	$36.5	$188.4

(1)	Project capital expenditures includes $15.0 million for Hollywood Casino York and $21.5 million for Hollywood Casino Morgantown, which we currently expect to both be part of the Northeast segment.
The development of Hollywood Casino York, our first Category 4 satellite casino, which will be located in the York Galleria Mall in Springettsbury Township will represent an overall capital investment of approximately $120 million inclusive of the gaming licenses. Hollywood Casino Morgantown, our second Category 4 satellite casino, will be built on a vacant 36-acre site in Caernarvon Township with a capital investment of approximately $111 million inclusive of the gaming licenses. We anticipate that both of these development projects will be complete by the end of 2020.
Financing Cash Flow
Net cash provided by financing activities was $1,272.1 million for the year ended December 31, 2018, and consisted of higher net proceeds from our long-term debt from the October 2018 debt refinancing, which increased by $308.6 million when compared to the prior year period. Additionally, the repayments of our long-term debt decreased by $1,003.4 million in the current year. The net cash provided by financing activities for year ended December 31, 2018 also included $250.0 million in cash received from the Plainridge Park Casino Sale-Leaseback. The increases in cash provided by financing activities for the year ended December 31, 2018, were offset partially by a $9.6 million increase in principal payments on the financial obligations with GLPI, principally related to the assumption of the Pinnacle Master Lease, and a $25.2 million increase in payments relating to the repurchase of common stock, as compared to the prior year.
Net cash used in financing activities was $207.0 million for the year ended December 31, 2017, and when compared to the prior year period, consisted of higher net proceeds from our long-term debt from the January 2017 debt refinancing, which increased by $1,290.0 million, offset by higher repayments of long-term debt, which increased by $1,167.3 million. Additionally, we received $82.6 million from GLPI to finance the acquisitions of 1st Jackpot Casino Tunica and Resorts Casino Tunica. These were partially offset by payments of $24.8 million relating to the repurchase of common stock, the buy-out of the contingent purchase price with Rocket Speed for $17.8 million, and the repayment of the corporate airplane loan for $20.8 million.
Senior Secured Credit Facilities
As of December 31, 2018, the Company’s Senior Secured Credit Facilities (as defined below) had a gross outstanding balance of $1,948.4 million, consisting of a $707.7 million Term Loan A Facility and a $1,128.7 million Term Loan B-1 Facility (as such terms are defined below), and a Revolving Credit Facility, which had $112.0 million drawn as of December 31, 2018.
Additionally, as of December 31, 2018 and 2017, the Company had conditional obligations under letters of credit issued pursuant to the Senior Secured Credit Facilities with face amounts aggregating $30.0 million and $22.1 million, respectively, resulting in $558.0 million and $677.9 million of available borrowing capacity under the Revolving Credit Facility, respectively.
On October 30, 2013, the Company entered into a credit agreement (the “2013 Credit Agreement”) providing for: (i) a five-year $500 million revolving credit facility (the “2013 Revolving Credit Facility”), (ii) a five-year $500 million term loan A facility (the “2013 Term Loan A Facility”) and (iii) a seven-year $250 million term loan B facility (the “2013 Term Loan B Facility” and collectively with the 2013 Revolving Credit Facility and the 2013 Term Loan A Facility, the “2013 Senior Secured Credit Facilities”). The 2013 Term Loan A Facility was priced at LIBOR plus a spread (ranging from 1.25% to 2.75%) based on the Company’s Consolidated Total Net Leverage Ratio (as defined in the 2013 Credit Agreement). The 2013 Term Loan B Facility was priced at LIBOR plus 2.50%, with a 0.75% LIBOR floor.
On April 28, 2015, the Company entered into an agreement to amend its 2013 Credit Agreement (the “Amended 2013 Credit Agreement”). In August 2015, the Amended 2013 Credit Agreement went into effect, which increased the capacity under the 2013 Revolving Credit Facility to $633.2 million and increased the 2013 Term Loan A Facility to $646.7 million. The Amended 2013 Credit Agreement did not impact the 2013 Term Loan B Facility.
On January 19, 2017, the Company entered into an agreement to amend and restate its Amended 2013 Credit Agreement (the “2017 Credit Agreement”), which provided for: (i) a five-year $700 million revolving credit facility (the “Revolving Credit Facility”), a five-year $300 million term loan A facility (the “Term Loan A Facility”), and a seven-year $500 million Term Loan B facility (the “Term Loan B Facility” and collectively with the Revolving Credit Facility and the Term Loan A Facility, the “Senior Secured Credit Facilities”).
On October 15, 2018, in connection with the Pinnacle Acquisition, the Company entered into an incremental joinder agreement (the “Incremental Joinder”), which amended the 2017 Credit Agreement (the “Amended 2017 Credit Agreement”). The Incremental Joinder provided for an additional $430.2 million of incremental loans having the same terms as the existing Term Loan A Facility, with the exception of extending the maturity date, and an additional $1,128.8 million of loans as a new tranche having new terms (the “Term Loan B-1 Facility”). The proceeds resulting from the Incremental Joinder were used; together with cash on hand and proceeds received from (i) newly-issued shares of the Company’s common stock, (ii) the sale of the Divested Properties to Boyd, (iii) the Plainridge Park Casino Sale-Leaseback, and (iv) the sale of the real estate assets associated with Belterra Park to GLPI; to (a) acquire all of the issued and outstanding equity interests of Pinnacle, (b) repay in full Pinnacle’s existing senior secured credit facilities at the time of the acquisition, (c) redeem, repurchase, defease or satisfy and discharge in full Pinnacle’s outstanding 5.625% senior notes due 2024, (d) repay in full the Company’s outstanding borrowings under its Term Loan B Facility at the time of the acquisition, and (e) pay fees, costs and expenses associated with the foregoing. With the exception of extending the maturity date, the Incremental Joinder did not impact the Revolving Credit Facility.

The final maturity dates for the Term Loan A Facility and Term Loan B-1 Facility are October 19, 2023 and October 15, 2025, respectively. The applicable margin for the Term Loan A Facility ranges from 1.25% to 3.00% per annum for LIBOR loans and 0.25% to 2.00% per annum for base rate loans, in each case depending on the Consolidated Total Net Leverage Ratio (as defined in the Amended 2017 Credit Agreement) as of the most recent fiscal quarter. The applicable margin for the Term Loan B-1 Facility is 2.25% per annum for LIBOR loans and 1.25% per annum for base rate loans. The Term Loan B-1 Facility is subject to a LIBOR “floor” of 0.75%. Prior to extinguishment, the applicable margin for the Term Loan B Facility was 2.50% per annum for LIBOR loans and 1.50% per annum for base rate loans. In addition, we pay a commitment fee on the unused portion of the commitments under the Revolving Credit Facility at a rate that ranges from 0.20% to 0.50% per annum, depending on the Consolidated Total Net Leverage Ratio as of the most recent fiscal quarter.
The payment and performance of obligations under the Senior Secured Credit Facilities are guaranteed by a lien on and security interest in substantially all of the assets (other than excluded property such as gaming licenses) of the Company and its subsidiaries.
5.625% Senior Unsecured Notes
On January 19, 2017, the Company completed an offering of $400 million aggregate principal amount of 5.625% senior unsecured notes that mature on January 15, 2027 (the “5.625% Notes”) at a price of par. Interest on the 5.625% Notes is payable on January 15th and July 15th of each year. The 5.625% Notes are not guaranteed by any of the Company’s subsidiaries except in the event that the Company in the future issues certain subsidiary-guaranteed debt securities. The Company may redeem the 5.625% Notes at any time on or after January 15, 2022, at the declining redemption premiums set forth in the indenture governing the 5.625% Notes, and, prior to January 15, 2022, at a “make-whole” redemption premium set forth in the indenture governing the 5.625% Notes. In addition, prior to January 15, 2020, the Company may redeem the 5.625% Notes with an amount equal to the net proceeds from one or more equity offerings, at a redemption price equal to 105.625% of the principal amount of the 5.625% Notes redeemed, together with accrued and unpaid interest to, but not including, the redemption date, so long as at least 60% of the aggregate principal amount of the notes originally issued under the indenture remains outstanding and such redemption occurs within 180 days of closing of the related equity offering.
The Company used a portion of the proceeds from the issuance of the 5.625% Notes to retire all of its $300 million aggregate principal amount of its 5.875% senior subordinated notes due 2021 and, along with loans funded under the 2017 Credit Agreement, repay amounts outstanding under its Amended 2013 Credit Agreement, including to fund related transaction fees and expenses. The remaining proceeds from the issuance of the 5.625% Notes were used for general corporate purposes.
Master Lease Financing Obligations
The majority of the gaming facilities used in the Company’s operations are subject to triple net master leases; the most significant of which are the Penn Master Lease and the Pinnacle Master Lease. The Company’s Master Leases are accounted for as financing obligations rather than as leases for accounting purposes. Under triple net master leases, in addition to lease payments for the real estate assets (i.e. land and buildings), the Company is required to pay the following, among other things: (1) all facility maintenance; (2) all insurance required in connection with the leased properties and the business conducted on the leased properties; (3) taxes levied on or with respect to the leased properties (other than taxes on the income of the lessor); and (4) all utilities and other services necessary or appropriate for the leased properties and the business conducted on the leased properties.
Penn Master Lease
Pursuant to a triple net master lease with GLPI (the “Penn Master Lease”), which became effective November 1, 2013, the Company leases real estate assets associated with 20 of the gaming facilities used in its operations. The Penn Master Lease has an initial term of 15 years with four subsequent, five-year renewal periods on the same terms and conditions, exercisable at the Company’s option.
The payment structure under the Penn Master Lease includes a fixed component, a portion of which is subject to an annual escalator of up to 2%, depending on the Adjusted Revenue to Rent Ratio (as defined in the Penn Master Lease) of 1.8:1, and a component that is based on the performance of the facilities, which is prospectively adjusted (i) every five years by an amount equal to 4% of the average change in net revenues of all facilities under the Penn Master Lease compared to a contractual baseline (other than Hollywood Casino Columbus and Hollywood Casino Toledo) during the preceding five years (“Penn Percentage Rent”) and (ii) monthly by an amount equal to 20% of the net revenues of Hollywood Casino Columbus and Hollywood Casino Toledo in excess of a contractual baseline.

In April 2014, we entered into an amendment to the Penn Master Lease in order to revise certain provisions relating to our Sioux City property. In accordance with that amendment, upon the cessation of gaming operations at Argosy Casino Sioux City on July 30, 2014, due to the termination of its gaming license, the annual payment to GLPI was reduced by $6.2 million. In addition, with the openings of Hollywood Gaming at Dayton Raceway and Hollywood Gaming at Mahoning Valley Race Course in September 2014, our annual payment increased by $19 million, which approximated 10% of the real estate construction costs paid for by GLPI related to these facilities.
In connection with the acquisitions of 1st Jackpot Casino Tunica and Resorts Casino Tunica in May 2017, the Company’s Penn Master Lease financing obligation increased by $82.6 million, which was the price paid by GLPI for the casinos’ underlying real estate assets. As a result of the addition of these two properties to the Penn Master Lease, the annual rent payment increased by $9.0 million.
The Company has incurred annual escalators under the Penn Master Lease, which resulted in increases to the Company’s annual payment of $5.4 million, $2.4 million and $4.5 million commencing on November 1, 2018, 2017 and 2016, respectively. Additionally, effective November 1, 2018, the Penn Percentage Rent reset resulted in an annual rent reduction of $11.3 million, which will be in effect until the next Penn Percentage Rent reset, occurring on November 1, 2023.
Total lease payments under the Penn Master Lease were as follows:

	For the year ended December 31,
(in thousands)	2018	2017	2016
Reduction of financing obligation	$60,061	$57,859	$50,548
Interest expense attributable to financing obligation	401,483	397,580	391,738
Total lease payments under the Penn Master Lease	$461,544	$455,439	$442,286
Pinnacle Master Lease
In connection with the Pinnacle Acquisition, the Company assumed a triple net master lease with GLPI, originally effective April 28, 2016 (“Pinnacle Master Lease”). Concurrent with the closing of the Pinnacle Acquisition on October 15, 2018, the Company entered into an amendment to the Pinnacle Master Lease to, among other things, (i) remove Ameristar Casino Resort St. Charles, Ameristar Casino Hotel Kansas City and Belterra Casino Resort, which were sold to Boyd, and (ii) add Plainridge Park Casino, whose real estate assets were sold to GLPI and concurrently leased back to the Company for a fixed annual rent of $25.0 million. Further, the rent payment under the Pinnacle Master Lease was increased by a fixed annual amount of $13.9 million to adjust the rent to reflect current market conditions. Reflecting this amendment, the Company leases real estate assets associated with twelve of the gaming facilities used in the Company’s operations from GLPI.
Upon assumption of the Pinnacle Master Lease, as amended, there were 7.5 years remaining of the initial 10-year term, with five subsequent, five-year renewal periods exercisable at the Company’s option. The payment structure under the Pinnacle Master Lease includes a fixed component, which is subject to an annual escalator of up to 2%, depending on the Adjusted Revenue to Rent Ratio (as defined in the Pinnacle Master Lease) of 1.8:1, and a component that is based on the performance of the facilities, which is prospectively adjusted every two years by an amount equal to 4% of the average change in net revenues of all facilities under the Pinnacle Master Lease compared to a contractual baseline during the preceding two years (“Pinnacle Percentage Rent”). The next Pinnacle Percentage Rent reset will occur effective May 1, 2020.
Total lease payments under the Pinnacle Master Lease were as follows:

(in thousands)	For the Year Ended December 31, 2018
Reduction of financing obligation	$7,351
Interest expense attributable to financing obligation	62,993
Total lease payments under the Pinnacle Master Lease (1)	$70,344

(1)	Includes $13.6 million pertaining to the period from October 15, 2018 through October 31, 2018, which was prepaid by Pinnacle.

Other Long-Term Obligations
Ohio Relocation Fees
As of December 31, 2018 and 2017, other long-term obligations included $91.3 million and $105.4 million, respectively, related to the relocation fees for Hollywood Gaming at Dayton Raceway and Hollywood Gaming at Mahoning Valley Race Course.
In June 2013, the Company finalized the terms of its memorandum of understanding with the State of Ohio, which included an agreement by the Company to pay a relocation fee in return for being able to relocate its existing racetracks in Toledo and Grove City to Dayton and Mahoning Valley, respectively. Upon opening of these two racinos in Ohio in the third quarter 2014, the relocation fee for each new racino was recorded at the present value of the contractual obligation, which was calculated to be $75.0 million based on the 5.0% discount rate included in the agreement. The relocation fee for each facility is payable as follows: $7.5 million upon the opening of the facility and eighteen semi-annual payments of $4.8 million beginning one year from the commencement of operations.
Event Center
As of December 31, 2018 and 2017, other long-term obligations included $13.2 million and $13.8 million, respectively, related to the repayment obligation of a hotel and event center located near Hollywood Casino Lawrenceburg.
The City of Lawrenceburg Department of Redevelopment completed construction of a hotel and event center located less than a mile away from Hollywood Casino Lawrenceburg. Effective in January 2015, by contractual agreement, a repayment obligation for the hotel and event center was assumed by a wholly-owned subsidiary of the Company in the amount of $15.3 million, which was financed through a loan with the City of Lawrenceburg Department of Redevelopment, in exchange for conveyance of the property. The Company is obligated to make annual payments on the loan of $1.0 million for 20 years beginning January 2016.
Corporate Airplane Loan
On September 30, 2016, the Company acquired a previously-leased corporate airplane that was accounted for as a capital lease, which was financed through an amortizing loan at a fixed interest rate of 5.22% for a term of five years with monthly payments of $0.2 million and a balloon payment of $12.6 million at the end of the loan term. We repaid the loan in full on January 19, 2017.
Share Repurchase Programs
On February 3, 2017, the Company announced a share repurchase program pursuant to which the Board of Directors authorized to repurchase up to $100 million of the Company’s common stock, which expired on February 1, 2019. During the years ended December 31, 2018 and 2017, the Company repurchased 2,299,498 and 1,264,149 shares, respectively, of its common stock in open market transactions for $50.0 million at an average price of $21.74 per share and $24.8 million at an average price of $19.59 per share, respectively.
On January 9, 2019, the Company announced a new share repurchase program pursuant to which the Board of Directors authorized to repurchase up to $200 million of the Company’s common stock. The new share repurchase program covers an authorization period of two years, expiring on December 31, 2020.
Covenants
The Company’s Senior Secured Credit Facilities and 5.625% Notes require us, among other obligations, to maintain specified financial ratios and to satisfy certain financial tests, including the Maximum Consolidated Total Net Leverage Ratio, Maximum Consolidated Senior Secured Net Leverage Ratio and Minimum Interest Coverage Ratio (as such terms are defined in our Amended 2017 Credit Agreement) as well as the Fixed Charge Coverage Ratio (as defined in the indenture governing our 5.625% Notes. In addition, the Company’s Senior Secured Credit Facilities and 5.625% Notes restrict, among other things, its ability to incur additional indebtedness, incur guarantee obligations, amend debt instruments, pay dividends, create liens on assets, make investments, engage in mergers or consolidations, and otherwise restrict corporate activities. As of December 31, 2018, the Company was in compliance with all required financial covenants.

Outlook
Based on our current level of operations, we believe that cash generated from operations and cash on hand, together with amounts available under our Senior Secured Credit Facilities, will be adequate to meet our anticipated obligations under our Master Leases, debt service requirements, capital expenditures and working capital needs for the foreseeable future. However, we cannot be certain that our business will generate sufficient cash flow from operations, that the U.S. economy will continue to grow in 2019, that our anticipated earnings projections will be realized, that we will achieve the synergies in connection with the Pinnacle Acquisition, or that future borrowings will be available under our Senior Secured Credit Facilities or otherwise will be available in the credit markets to enable us to service our indebtedness or to make anticipated capital expenditures. In addition, we expect a majority of our future growth to come from acquisitions of gaming properties at reasonable valuations, greenfield projects, jurisdictional expansions and property expansion in under-penetrated markets. If we consummate significant acquisitions in the future or undertake any significant property expansions, our cash requirements may increase significantly and we may need to make additional borrowings or complete equity or debt financings to meet these requirements. Our future operating performance and our ability to service or refinance our debt will be subject to future economic conditions and to financial, business and other factors, many of which are beyond our control. See “Risk Factors—Risks Related to Our Capital Structure” of this Annual Report on Form 10-K for a discussion of the risks related to our capital structure.
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
CONTRACTUAL OBLIGATIONS AND OTHER COMMITMENTS
Contractual Cash Obligations
As of December 31, 2018, there was approximately $558.0 million available for borrowing under our Revolving Credit Facilities. The following table presents our contractual cash obligations at December 31, 2018:

		Payments Due By Period
(in millions)	Total	2019	2020-2021	2022-2023	2024 and After
Senior Secured Credit Facilities
Principal	$1,948.4	$46.7	$111.0	$718.4	$1,072.3
Interest (1)	516.2	94.9	174.0	154.5	92.8
5.625% Notes
Principal	400.0	—	—	—	400.0
Interest	189.1	22.2	44.5	44.5	77.9
Purchase obligations	97.2	64.9	26.7	5.6	—
Capital expenditure commitments (2)	9.4	9.4	—	—	—
Capital leases	0.4	—	0.3	0.1	—
Financing obligations (3)	20,024.4	676.6	1,300.3	1,289.7	16,757.8
Operating leases	446.0	43.9	71.0	58.6	272.5
Ohio Payments (4)	155.7	33.2	62.4	50.5	9.6
Other liabilities reflected within the Company’s Consolidated Balance Sheets (5)	51.2	40.9	1.7	0.6	8.0
Total	$23,838.0	$1,032.7	$1,791.9	$2,322.5	$18,690.9

(1)
The interest rates associated with the variable rate components of our Senior Secured Credit Facilities are estimated, based on the forward LIBOR curves plus the current spread based on our current levels of indebtedness over LIBOR as of December 31, 2018. The contractual amounts to be paid on our variable rate obligations are affected by changes in market interest rates and changes in our spreads which are based on our leverage ratios. Future changes in such ratios will impact the contractual amounts to be paid.

(2)	The Company anticipates spending $224.9 million for future capital expenditures over the next year, of which the Company has been contractually committed to spend $9.4 million as of December 31, 2018.

(3)
Reflects the undiscounted future minimum lease payments to GLPI over the terms of the Master Leases, including renewal options. The amounts above exclude contingent payments. See Note 10, “Master Lease Financing Obligations and Lease Obligations” in the notes to our Consolidated Financial Statements for further discussion.

(4)
The Company agreed to pay $110 million (of which $48.0 million remains to be paid) to the State of Ohio over ten years in return for certain clarifications from the State of Ohio with respect to various financial matters and limits on competition within the ten-year time period. This amount also includes the remaining portion of the relocation fees to be paid associated with our two facilities in Dayton and Mahoning Valley, Ohio. See Note 9, “Long-term Debt” in the notes to our Consolidated Financial Statements for more information.

(5)
Represents liabilities associated with reward programs that can be redeemed for cash, free play or services and other long-term obligations. Does not include any liability for unrecognized tax benefits of $30.4 million, as the Company cannot make a reasonably reliable estimate of the period of cash settlement with the respective taxing authority. Additionally, it does not include an estimate of the payments associated with our contingent purchase price obligations of $19.0 million as it is not a fixed obligation.

Other Commercial Commitments
The following table presents our material commercial commitments as of December 31, 2018 for the following future periods:

		Payments Due By Period
(in millions)	Total	2019	2020-2021	2022-2023	2024 and After
Letters of credit (1)	$30.0	$30.0	$—	$—	$—
Total	$30.0	$30.0	$—	$—	$—

(1)	The available balance under our Revolving Credit Facilities is reduced by outstanding letters of credit.
CRITICAL ACCOUNTING ESTIMATES
The Consolidated Financial Statements were prepared in accordance with GAAP. We make certain judgments and use certain estimates and assumptions when applying accounting principles in the preparation of our Consolidated Financial Statements. The nature of the estimates and assumptions are material due to the levels of subjectivity and judgment necessary to account for highly uncertain factors or the susceptibility of such factors to change. We have identified the accounting for long-lived assets, goodwill and other intangible assets, income taxes, loans to the JIVDC, and the application of business combination accounting as critical accounting estimates, as they are the most important to our financial statement presentation and require difficult, subjective and/or complex judgments.
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
Long-lived assets
As of December 31, 2018, the Company had a net property and equipment balance of $6,868.8 million within its Consolidated Balance Sheet, representing 62.7% of total assets. We depreciate property and equipment on a straight-line basis over their estimated useful lives. The estimated useful lives are determined based on the nature of the assets as well as our current operating strategy. We review the carrying amount of our property and equipment for possible impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable based on undiscounted estimated future cash flows expected to result from its use and eventual disposition. The factors considered by us in performing this assessment include current operating results, trends and prospects, as well as the effect of obsolescence, demand, competition and other economic factors. For purposes of recognizing and measuring impairment in accordance with ASC 360, “Property, Plant, and Equipment,” assets are grouped at the individual property level representing the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets. In assessing the recoverability of the carrying amount of property and equipment, we must make assumptions regarding future cash flows and other factors. If these estimates or the related assumptions change in the future, we may be required to record an impairment loss for these assets. Such an impairment loss would be recognized as a non-cash component of operating income.
Goodwill and other intangible assets
As of December 31, 2018, the Company had $1,228.4 million in goodwill and $1,856.9 million in other intangible assets within its Consolidated Balance Sheet, representing 11.2% and 16.9% of total assets, respectively, resulting from the Company’s acquisition of businesses and payments for gaming licenses. These assets require significant management estimates and judgment pertaining to: (i) the valuation in connection with the initial purchase price allocation; and (ii) the ongoing evaluation for impairment.

In connection with the Company’s acquisitions, valuations are completed to determine the allocation of the purchase price. The factors considered in the valuations include data gathered as a result of the Company’s due diligence in connection with the acquisitions, projections for future operations, and data obtained from third-party valuation specialists as deemed appropriate. Goodwill represents the future economic benefits of a business combination measured as the excess purchase price over the fair market value of net assets acquired. Goodwill is tested annually, or more frequently if indicators of impairment exist. An income approach, in which a discounted cash flow model is utilized and a market-based approach utilizing guideline public company (“GPC”) multiples of adjusted EBITDA from the Company’s peer group is utilized to estimate the fair market value of the Company’s reporting units.
For the quantitative goodwill impairment test, the current fair value of each reporting unit is estimated using the combination of a discounted cash flow model and a GPC multiples approach which is then compared to the carrying amount of each reporting unit. The Company adjusts the carrying amount of each reporting unit that utilizes property that is subject to the Master Lease by an allocation of a pro-rata portion of the GLPI financing obligation based on the reporting unit’s estimated fair value as a percentage of the aggregate estimated fair value of all reporting units that utilize property that is subject to the Master Lease.
The Company compares the aggregate weighted average fair value to the carrying amount of its reporting units. If the carrying amount of the reporting unit exceeds the aggregate weighted average fair value, an impairment is recorded equal to the amount of the excess not to exceed the amount of goodwill allocated to the reporting unit.
In accordance with ASC 350, “Intangibles Goodwill and Other,” the Company considers its gaming licenses and certain other intangible assets as indefinite-lived intangible assets that do not require amortization based on the Company’s future expectations to operate its gaming facilities indefinitely (notwithstanding our experience in 2014 in Iowa which the Company concluded was an isolated incident and the first time in the Company’s history a gaming regulator has taken an action which could cause it to lose its gaming license) as well as its historical experience in renewing these intangible assets at minimal cost with various state commissions. Rather, these intangible assets are tested annually for impairment, or more frequently if indicators of impairment exist, by comparing the fair value of the recorded assets to their carrying amount. If the carrying amounts of the indefinite life intangible assets exceed their fair value, an impairment loss is recognized. The Company completes its testing of its intangible assets prior to assessing the realizability of its goodwill.
The Company assessed the fair value of its indefinite-lived intangible assets (which are primarily gaming licenses) using the Greenfield Method under the income approach. The Greenfield Method estimates the fair value of the gaming license using a discounted cash flow model assuming the Company built a casino with similar utility to that of the existing facility. The method assumes a theoretical start-up company going into business without any assets other than the intangible asset being valued. As such, the value of the gaming license is a function of the following items:

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
The evaluation of goodwill and indefinite-lived intangible assets requires the use of estimates about future operating results of each reporting unit to determine the estimated fair value of the reporting unit and the indefinite lived intangible assets. The Company must make various assumptions and estimates in performing its impairment testing. The implied fair value includes estimates of future cash flows (including an allocation of the Company’s projected financing obligation to its reporting units) that are based on reasonable and supportable assumptions which represent the Company’s best estimates of the cash flows expected to result from the use of the assets including their eventual disposition. Changes in estimates, increases in the Company’s cost of capital, reductions in transaction multiples, changes in operating and capital expenditure assumptions or application of alternative assumptions and definitions could produce significantly different results. Future cash flow estimates are, by their nature, subjective and actual results may differ materially from the Company’s estimates. If the Company’s ongoing estimates of future cash flows are not met, the Company may have to record additional impairment charges in future accounting periods. The Company’s estimates of cash flows are based on the current regulatory and economic climates, recent operating information and budgets of the various properties where it conducts operations. These estimates could be negatively impacted by changes in federal, state or local regulations, economic downturns, or other events affecting the Company’s properties.

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
Consistent with prior years, the Company’s annual goodwill and other indefinite-lived intangible assets impairment test is performed on October 1st of each year and we believe at this time all of our reporting units with goodwill and other intangible assets are at risk to have impairment charges in future periods regardless of the margin by which the current fair value of our reporting units exceed their carrying amount and that such margin cannot and should not be relied upon to predict which properties are most at risk for future impairment charges. This is because the revenue and earnings streams in our industry can vary significantly based on various circumstances, which in many cases are outside of the Company’s control, and as such are extremely difficult to predict and quantify. We have disclosed several of these circumstances in the “Risk Factors” section of this Annual Report on Form 10-K. For instance, changes in legislation that approves gaming in nearby jurisdictions, further expansion of gaming in jurisdictions where we currently operate, new state legislation that requires the implementation of smoking restrictions at our casinos or any other events outside of our control that make the customer experience less desirable.
Once an impairment of goodwill or other intangible asset has been recorded, it cannot be reversed. Because the Company’s goodwill and other indefinite-lived intangible assets are not amortized, there may be volatility in reported net income because impairment losses, if any, are likely to occur irregularly and in varying amounts. Intangible assets that have a definite life are amortized on a straight-line basis over their estimated useful lives or related service contract. The Company reviews the carrying amount of its amortizing intangible assets for possible impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. If the carrying amount of the amortizing intangible assets exceed their fair value, an impairment loss is recognized.

The Company’s remaining goodwill by reporting unit as of December 31, 2018 was as follows (in thousands):

Reporting Unit	Goodwill
Hollywood Casino St. Louis	$211,883
Hollywood Casino Aurora	210,007
Argosy Casino Riverside	161,232
Zia Park Casino	144,459
Hollywood Casino Lawrenceburg	68,189
Penn Interactive Ventures	67,797
Hollywood Casino Tunica	48,142
1st Jackpot and Resorts	36,529
Prairie State Gaming	34,185
Ameristar Black Hawk	33,731
Ameristar Council Bluffs	31,400
Boomtown Biloxi	24,565
Hollywood Gaming at Dayton Raceway	18,239
Ameristar Vicksburg	16,900
L’Auberge Lake Charles	13,000
Argosy Casino Alton	11,863
River City Casino	9,600
Cactus Petes and Horseshu	8,900
Ameristar East Chicago	8,800
Hollywood Casino at Charles Town Races	8,654
Meadows Racetrack and Casino	7,400
M Resort	6,700
Plainridge Park Casino	6,252
Hollywood Casino Columbus	6,200
Hollywood Casino at Penn National Race Course	6,097
Hollywood Casino Toledo	5,800
Hollywood Casino Joliet	4,600
Boomtown New Orleans	4,400
L’Auberge Baton Rouge	3,100
Hollywood Casino Bangor	3,000
Hollywood Casino Gulf Coast	2,700
Hollywood Gaming at Mahoning Valley Race Course	2,200
Boomtown Bossier City	1,300
Sanford-Orlando Kennel Club	598
Total	$1,228,422
Income taxes
We account for income taxes in accordance with ASC Topic 740, “Income Taxes” (“ASC 740”). Under ASC 740, deferred tax assets and liabilities are determined based on the differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities and are measured at the prevailing enacted tax rates that will be in effect when these differences are settled or realized. ASC 740 also requires that deferred tax assets be reduced by a valuation allowance if it is more-likely-than-not that some portion or all of the deferred tax assets will not be realized.
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
On November 1, 2013, as a result of the failed spin-off leaseback, the Company recorded a financing obligation of $3.5 billion pertaining to the leased real estate assets, which had a carrying amount of $2.0 billion, resulting in a substantial increase to our net deferred tax assets of $599.9 million. ASC 740 suggests that additional scrutiny should be given to deferred tax assets of an entity with cumulative pre-tax losses during the most recent three years. Positive evidence of sufficient quantity and quality is required to overcome such significant negative evidence to conclude that a valuation allowance is not warranted. During the third quarter 2017, the Company determined that a valuation allowance was no longer required against its federal net deferred tax assets for the portion that was expected to be realized due to the positive evidence outweighing the negative evidence (thereby, allowing the Company to achieve the “more-likely-than-not” realization standard). As such, the Company released $741.9 million of its total valuation allowance during the year ended December 31, 2017.
Application of Business Combination Accounting
We allocate the business combination purchase price to tangible and identifiable intangible assets acquired and liabilities assumed based on their fair values. The excess of the purchase price over those fair values is recorded as goodwill.
Accounting for business combinations required our management to make significant estimates and assumptions, including our estimate of intangible assets, such as gaming licenses, trade names and loyalty programs. Although we believe the assumptions and estimates made have been reasonable and appropriate, they are inherently uncertain. For our gaming license valuation, our properties estimated future cash flows were the primary assumption in the respective intangible valuations. Cash flow estimates included assumptions regarding factors such as recent and budgeted operating performance, net win per unit (revenue), patron visits and growth percentages. The growth percentages were developed considering general macroeconomic conditions as well as competitive impacts from current and anticipated competition through a review of customer market data, operating margins, and current regulatory, social and economic climates. The most significant of the assumptions used in the valuations included: (1) revenue growth/decline percentages; (2) discount rates; (3) effective income tax rates; (4) future terminal values; and (5) capital expenditure assumptions. These assumptions were developed for each acquired property based on historical trends in the current competitive markets in which they operate, and projections of future performance and competition. The primary assumptions with respect to our tradenames and customer relationships were selecting the appropriate royalty rates and cost estimates for replacement cost analyses.
In addition, uncertain tax positions and tax related valuation allowances assumed in connection with a business combination are initially estimated as of the business combination date. We re-evaluate these items quarterly based upon facts and circumstances that existed as of the business combination date with any measurement period adjustments being recognized in the reporting period in which the adjustment amount is determined and offset against goodwill. Subsequent to the measurement period or our final determination of the tax allowance’s or contingency’s estimated value, whichever comes first, changes to these uncertain tax positions and tax related valuation allowances will affect our provision for income taxes within our Consolidated Statements of Operations and could have material impact on our results of operations and financial position.
Loan and unfunded loan commitments to the JIVDC
During the year ended December 31, 2017, we recorded a provision for loan loss and reserves for unfunded loan commitments to the JIVDC of $89.8 million within our Consolidated Statements of Operations. Our loan was impaired and as such the value was estimated based on the present value of expected future cash flows of the facility discounted at the loan’s original effective interest rate in accordance with ASC 310, “Receivables.” The estimate used subjective assumptions such as, but not limited to, projected future earnings of the facility and potential proceeds, which could have been realized upon termination of our relationship with the Jamul Tribe. As of December 31, 2017, our loan to the JIVDC had a carrying amount of $20.9 million and an estimated fair value of $16.5 million.
On May 25, 2018, the Company entered into a purchase agreement (the “Purchase Agreement”) with the senior lender under the credit facility for the gaming facility to sell them all of the Company’s outstanding rights and obligations under the term loan C and the JIVDC commitments. Pursuant to the Purchase Agreement and related agreements, the Company received cash proceeds of $15.2 million from the sale and was relieved of all rights and obligations with respect to the JIVDC. The sale of the loan resulted in a recovery of loan losses and unfunded loan commitments of $17.0 million for the year ended December 31, 2018.
RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
For information with respect to new accounting pronouncements and the impact of these pronouncements on our Consolidated Financial Statements, see Note 4, “New Accounting Pronouncements,” in the notes to our Consolidated Financial Statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
The table below provides information as of December 31, 2018 about our long-term debt obligations that are sensitive to changes in interest rates. The table presents the notional amounts maturing during the year and the related weighted-average interest rates by maturity dates. Notional amounts are used to calculate the contractual payments to be exchanged by maturity date and the weighted-average interest rates are based on the implied forward LIBOR as of December 31, 2018.

(dollars in thousands)	2019	2020	2021	2022	2023	Thereafter	Total	Fair Value
Fixed rate	$—	$—	$—	$—	$—	$400,000	$400,000	$360,000
Average interest rate						5.625%
Variable rate	$46,671	$46,671	$64,363	$82,055	$636,351	$1,072,313	$1,948,424	$1,886,333
Average interest rate (1)	4.85%	4.6%	4.61%	4.62%	4.64%	4.92%

(1)	Estimated rate, reflective of forward LIBOR plus the spread over LIBOR applicable to variable-rate borrowing.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of
Penn National Gaming, Inc. and Subsidiaries
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Penn National Gaming, Inc. and subsidiaries (the “Company”) as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity (deficit), and cash flows for each of the two years ended December 31, 2018, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2019 expressed an unqualified opinion on the Company’s internal control over financial reporting.
Change in Accounting Principle
As discussed in Note 4 to the consolidated financial statements, effective January 1, 2018, the Company adopted FASB Accounting Standards Update 2014-09, Revenue From Contracts With Customers, using the modified retrospective approach.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Deloitte & Touche LLP

Philadelphia, Pennsylvania
February 28, 2019

We have served as the Company’s auditor since 2017.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors of and Shareholders of
Penn National Gaming, Inc. and Subsidiaries
We have audited the accompanying consolidated statements of operations, comprehensive income, changes in stockholders’ deficit and cash flows for the year ended December 31, 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of Penn National Gaming, Inc. and Subsidiaries for the year ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.
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

/s/ Ernst & Young LLP

Philadelphia, Pennsylvania
February 24, 2017, except for the classification adjustments to the Consolidated Statements of Cash Flows related to the adoption of Accounting Standards Update 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, described in Note 4, as to which the date is March 1, 2018, the classification adjustments to the Consolidated Statements of Cash Flows related to the adoption of Accounting Standards Update No. 2016-18 Statement of Cash Flows (Topic 230): Restricted Cash, described in Note 4, as to which the date is February 28, 2019 and the classification adjustments to reportable segment information included in the Notes to the Consolidated Financial Statements, described in Note 15, as to which the date is February 28, 2019.

PENN NATIONAL GAMING, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
(in thousands, except share and per share data)	2018	2017
Assets
Current assets
Cash and cash equivalents	$479,598	$277,953
Receivables, net of allowance for doubtful accounts of $3,161 and $2,983	106,837	62,805
Prepaid expenses	62,971	43,780
Other current assets	28,252	16,494
Total current assets	677,658	401,032
Property and equipment, net	6,868,768	2,756,669
Other assets
Investment in and advances to unconsolidated affiliates	128,488	148,912
Goodwill	1,228,422	1,008,097
Other intangible assets, net	1,856,868	422,606
Deferred income taxes	80,612	390,943
Loan to the JIVDC, net of allowance for loan losses of $0 and $64,052	—	20,900
Other assets	120,196	85,653
Total other assets	3,414,586	2,077,111
Total assets	$10,961,012	$5,234,812

Liabilities
Current liabilities
Accounts payable	$30,551	$26,048
Accrued expenses	204,656	125,688
Accrued interest	15,793	13,528
Accrued salaries and wages	139,159	111,252
Gaming, pari-mutuel, property, and other taxes	105,767	69,645
Current maturities of long-term debt	62,140	35,612
Current portion of financing obligations	67,777	56,248
Other current liabilities	112,593	91,988
Total current liabilities	738,436	530,009
Long-term debt, net of current maturities and debt issuance costs	2,350,088	1,214,625
Long-term financing obligations, net of current portion	7,080,638	3,482,573
Noncurrent tax liabilities	32,360	34,099
Other noncurrent liabilities	28,269	46,652
Total liabilities	10,229,791	5,307,958
Commitments and contingencies (Note 11)
Stockholders’ equity (deficit)
Series B Preferred stock ($0.01 par value, 1,000,000 shares authorized, no shares issued and outstanding)	—	—
Series C Preferred stock ($0.01 par value, 18,500 shares authorized, no shares issued and outstanding)	—	—
Common stock ($0.01 par value, 200,000,000 shares authorized, 118,855,201 and 93,392,635 shares issued, and 116,687,808 and 91,225,242 shares outstanding)	1,188	933
Treasury stock, at cost, (2,167,393 shares held in both periods)	(28,414)	(28,414)
Additional paid-in capital	1,726,401	1,007,606
Accumulated deficit	(967,949)	(1,051,818)
Accumulated other comprehensive loss	—	(1,453)
Total Penn National Gaming, Inc. stockholders’ equity (deficit)	731,226	(73,146)
Non-controlling interest	(5)	—
Total stockholders’ equity (deficit)	731,221	(73,146)
Total liabilities and stockholders’ equity (deficit)	$10,961,012	$5,234,812
See accompanying notes to the Consolidated Financial Statements.

PENN NATIONAL GAMING, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the year ended December 31,
(in thousands, except per share data)	2018	2017	2016
Revenues
Gaming	$2,894,861	$2,692,021	$2,606,262
Food, beverage, hotel and other	629,733	601,731	575,434
Management service and license fees	6,043	11,654	11,348
Reimbursable management costs	57,281	26,060	15,997
	3,587,918	3,331,466	3,209,041
Less: Promotional allowance	—	(183,496)	(174,661)
Revenues	3,587,918	3,147,970	3,034,380
Operating expenses
Gaming	1,551,430	1,364,989	1,334,980
Food, beverage, hotel and other	439,253	421,848	406,871
General and administrative	618,951	514,487	462,302
Reimbursable management costs	57,281	26,060	15,997
Depreciation and amortization	268,990	267,062	271,214
Provision for loan loss and unfunded loan commitments to the JIVDC, net of recoveries, and impairment losses	17,921	107,810	—
Total operating expenses	2,953,826	2,702,256	2,491,364
Operating income	634,092	445,714	543,016
Other income (expenses)
Interest expense	(539,417)	(466,761)	(459,243)
Interest income	1,005	3,552	24,186
Income from unconsolidated affiliates	22,326	18,671	14,337
Loss on early extinguishment of debt	(20,964)	(23,963)	—
Other	(7,121)	(2,257)	(1,679)
Total other expenses	(544,171)	(470,758)	(422,399)
Income (loss) before income taxes	89,921	(25,044)	120,617
Income tax benefit (expense)	3,593	498,507	(11,307)
Net income	93,514	473,463	109,310
Less: Net loss attributable to non-controlling interest	5	—	—
Net income attributable to Penn National Gaming, Inc.	$93,519	$473,463	$109,310

Earnings per common share
Basic earnings per common share	$0.96	$5.21	$1.21
Diluted earnings per common share	$0.93	$5.07	$1.19

Weighted average basic shares outstanding	97,105	90,854	82,929
Weighted average diluted shares outstanding	100,338	93,378	91,407
See accompanying notes to the Consolidated Financial Statements.

PENN NATIONAL GAMING, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the year ended December 31,
(in thousands)	2018	2017	2016
Net income	$93,514	$473,463	$109,310
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment during the period	—	3,223	(122)
Other comprehensive income (loss)	—	3,223	(122)
Total comprehensive income	93,514	476,686	109,188
Less: Comprehensive loss attributable to non-controlling interest	5	—	—
Comprehensive income attributable to Penn National Gaming, Inc.	$93,519	$476,686	$109,188
See accompanying notes to the Consolidated Financial Statements.

PENN NATIONAL GAMING, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

	Preferred Stock		Common Stock
(in thousands)	Shares	Amount	Shares	Amount	Treasury Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Penn Stockholders’ Equity (Deficit)	Non-Controlling Interest	Total Stockholders’ Equity (Deficit)
Balance as of January 1, 2016	8,624	$—	80,889,275	$830	$(28,414)	$988,686	$(1,634,591)	$(4,554)	$(678,043)	$—	$(678,043)
Share-based compensation arrangements, net of tax benefits of $6,896	—	—	1,609,033	16	—	25,519	—	—	25,535	—	25,535
Foreign currency translation adjustment	—	—	—	—	—	—	—	(122)	(122)	—	(122)
Conversion of Series C Preferred Stock	(8,624)		8,624,000	86		(86)	—		—	—	—
Net income	—	—	—	—	—	—	109,310	—	109,310	—	109,310
Balance as of December 31, 2016	—	—	91,122,308	932	(28,414)	1,014,119	(1,525,281)	(4,676)	(543,320)	—	(543,320)
Share-based compensation arrangements	—	—	1,367,083	14	—	18,270	—	—	18,284	—	18,284
Foreign currency translation adjustment	—	—	—	—	—	—	—	3,223	3,223	—	3,223
Share repurchases	—	—	(1,264,149)	(13)	—	(24,783)	—	—	(24,796)	—	(24,796)
Net income	—	—	—	—	—	—	473,463	—	473,463	—	473,463
Balance as of December 31, 2017	—	—	91,225,242	933	(28,414)	1,007,606	(1,051,818)	(1,453)	(73,146)	—	(73,146)
Share-based compensation arrangements	—	—	1,466,625	15	—	19,398	—	—	19,413	—	19,413
Acquisition of Pinnacle	—	—	26,295,439	263	—	749,420	—	—	749,683	—	749,683
Reclassification to earnings upon termination of Casino Rama management contract	—	—	—	—	—	—	—	1,453	1,453	—	1,453
Cumulative-effect adjustment upon adoption of ASC 606	—	—	—	—	—	—	(9,650)	—	(9,650)	—	(9,650)
Share repurchases	—	—	(2,299,498)	(23)	—	(50,023)	—	—	(50,046)	—	(50,046)
Net income (loss)	—	—	—	—	—	—	93,519	—	93,519	(5)	93,514
Balance as of December 31, 2018	—	$—	116,687,808	$1,188	$(28,414)	$1,726,401	$(967,949)	$—	$731,226	$(5)	$731,221
See accompanying notes to the Consolidated Financial Statements.

PENN NATIONAL GAMING, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the year ended December 31,
(in thousands)	2018	2017	2016
Operating activities
Net income	$93,514	$473,463	$109,310
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	268,990	267,062	271,214
Amortization of items charged to interest expense	6,419	6,960	7,200
Change in fair value of contingent purchase price	454	(6,840)	1,277
Loss (gain) on sale of property and equipment and assets held for sale	3,168	172	(2,471)
Income from unconsolidated affiliates	(22,326)	(18,671)	(14,337)
Return on investment from unconsolidated affiliates	26,950	26,450	26,300
Deferred income taxes	(26,680)	(517,906)	8,736
Charge for stock-based compensation	12,034	7,780	6,871
Provision for loan loss and unfunded loan commitments to the JIVDC, net of recoveries, and impairment losses	17,921	107,810	—
Reclassification of accumulated other comprehensive loss to earnings upon termination of Casino Rama management contract	1,453	—	—
Loss on early extinguishment of debt	20,964	23,963	—
Changes in operating assets and liabilities, net of businesses acquired
Accounts receivable	(1,731)	(9,186)	(5,911)
Prepaid expenses and other current assets	13,288	(7,239)	(485)
Other assets	1,530	2,383	(8,638)
Accounts payable	(6,080)	(342)	(7,500)
Accrued expenses	(29,358)	23,761	1,519
Accrued interest	2,226	7,183	(746)
Accrued salaries and wages	82	15,783	(6,721)
Gaming, pari-mutuel, property and other taxes	(19,917)	8,495	3,379
Income taxes	(3,316)	20,448	26,008
Other current and noncurrent liabilities	(6,791)	46,283	(7,045)
Net cash provided by operating activities	352,794	477,812	407,960
Investing activities
Project capital expenditures	(2,872)	(25,033)	(18,740)
Maintenance capital expenditures	(89,685)	(74,228)	(78,505)
Proceeds from sale of property and equipment and assets held for sale	390	1,013	18,210
Consideration paid for acquisitions of businesses, net of cash acquired	(1,945,239)	(127,666)	(84,192)
Cash received for the sale of the Divested Properties and Belterra Park	661,654	—	—
Consideration paid for gaming licenses and other intangible assets	(81,604)	(1,652)	(2,667)
Contributions from (to) joint ventures	18,892	(500)	—
Proceeds from the sale of loan to the JIVDC	15,186	—	—
Loans to the JIVDC	(338)	(845)	(184,193)
Receipts applied against nonaccrual loan to the JIVDC	512	8,226	—
Reimbursement of advances with the JIVDC	—	—	341,864
Funds advanced to the JIVDC in connection with their refinancing	—	—	(98,000)
Repayment of note from the previous developer of the Jamul project	—	—	30,000
Land purchased adjacent to Hollywood Casino Jamul - San Diego	—	(1,500)	(3,065)
Other	—	577	—
Net cash used in investing activities	(1,423,104)	(221,608)	(79,288)

	For the year ended December 31,
(in thousands)	2018	2017	2016
Financing activities
Proceeds from issuance of long-term debt	1,558,924	1,200,000	—
Proceeds from revolving credit facility	201,000	256,435	123,000
Principal payments on long-term debt	(482,500)	(1,127,483)	(53,662)
Repayments on revolving credit facility	(89,000)	(447,435)	(354,000)
Prepayment penalties and modification payments incurred with debt refinancing	(11,251)	(18,012)	—
Debt issuance costs and debt discount	(27,329)	(25,639)	(253)
Payments of other long-term obligations	(15,697)	(35,453)	(13,772)
Principal payments on financing obligations	(67,412)	(57,859)	(50,548)
Proceeds from the sale of real estate assets in conjunction with acquisitions	250,000	82,600	—
Proceeds from exercise of options	7,379	10,447	11,601
Repurchase of common stock	(50,046)	(24,796)	—
Payments of contingent purchase price	(4,108)	(19,613)	(1,807)
Proceeds from insurance financing	13,116	11,948	13,119
Payments on insurance financing	(10,946)	(12,180)	(13,608)
Net cash provided by (used in) financing activities	1,272,130	(207,040)	(339,930)
Change in cash, cash equivalents, and restricted cash	201,820	49,164	(11,258)
Cash, cash equivalents and restricted cash at the beginning of the year	279,418	230,254	241,512
Cash, cash equivalents and restricted cash at the end of the year	$481,238	$279,418	$230,254

	For the year ended December 31,
(in thousands)	2018	2017	2016
Supplemental disclosure:
Cash paid for interest, net of amounts capitalized	$530,359	$452,779	$452,842
Cash payments (refunds) related to income taxes, net	$24,418	$(43,067)	$(11,412)

Non-cash investing activities:
Accrued capital expenditures	$7,736	$1,890	$6,749
Accrued advances to Jamul Tribe	$—	$2,465	$6,962

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$479,598	$277,953	$229,510
Restricted cash included in Other assets	1,640	1,465	744
Total cash, cash equivalents and restricted cash	$481,238	$279,418	$230,254
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

PENN NATIONAL GAMING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Organization
Penn National Gaming, Inc., together with its subsidiaries, is a leading, diversified, multi-jurisdictional owner and manager of gaming and racing facilities and video gaming terminal (“VGT”) operations with a focus on slot machine entertainment. In the second half of 2018, we launched live sports wagering at our facilities in Mississippi, Pennsylvania and West Virginia. In addition, the Company operates an interactive gaming division through its subsidiary, Penn Interactive Ventures, LLC (“PIV”). As of December 31, 2018, we owned, managed, or had ownership interests in 40 facilities in 18 jurisdictions. The majority of the gaming facilities used in the Company’s operations are subject to triple net master leases; the most significant of which are the Penn Master Lease and the Pinnacle Master Lease (as such terms are defined in Note 10, “Master Lease Financing Obligations and Lease Obligations” and collectively referred to as the “Master Leases”), with Gaming and Leisure Properties, Inc. (“GLPI”), a publicly-traded real estate investment trust (“REIT”), as the landlord under the Master Leases. References in these footnotes to “Penn,” the “Company,” “we,” “our” or “us” refer to Penn National Gaming, Inc. and its subsidiaries, except where stated or the context otherwise indicates.
In October 2018, the Company completed the acquisition of Pinnacle Entertainment, Inc. (“Pinnacle”), a leading regional gaming operator (the “Pinnacle Acquisition”). In conjunction with the Pinnacle Acquisition, the Company divested the membership interests of certain Pinnacle subsidiaries which operated the casinos known as Ameristar Casino Resort St. Charles, Ameristar Casino Hotel Kansas City, Belterra Casino Resort and Belterra Park (referred to collectively as the “Divested Properties”), to Boyd Gaming Corporation (“Boyd”). Additionally, as a part of the transaction, (i) GLPI acquired the real estate assets associated with the Plainridge Park Casino, and concurrently leased back the real estate assets to the Company (the “Plainridge Park Casino Sale-Leaseback”) and (ii) a subsidiary of Boyd acquired the real estate assets associated with Belterra Park from a subsidiary of GLPI. In connection with the sale of the Divested Properties to Boyd as well as the Plainridge Park Casino Sale-Leaseback, the Pinnacle Master Lease, which was assumed by the Company concurrent with the closing of the Pinnacle Acquisition, was amended (see Note 10, “Master Lease Financing Obligations and Lease Obligations” for more information). The Pinnacle Acquisition added twelve gaming properties to our holdings and provides us with greater operational scale and geographic diversity.
In May 2017, we completed the acquisitions of 1st Jackpot Casino Tunica (f/k/a Bally’s Casino Tunica) and Resorts Casino Tunica. In 2016, Prairie State Gaming (“PSG”) acquired two small VGT route operators in Illinois and in the first half of 2017, it acquired two additional Illinois-based VGT operators. Further, in August 2016, we enhanced our social gaming offerings with the acquisition of Rocket Speed, Inc. (“Rocket Speed”), a leading developer of social casino games.
Note 2—Basis of Presentation, Principles of Consolidation, Use of Estimates and Reclassifications
Basis of Presentation: The Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and the rules and regulations of the Securities and Exchange Commission (the “SEC”).
Principles of Consolidation: The Consolidated Financial Statements include the accounts of Penn National Gaming, Inc. and its subsidiaries. Investments in and advances to unconsolidated affiliates that do not meet the consolidation criteria of the authoritative guidance for voting interest, controlling interest or variable interest entities (“VIEs”), are accounted for under the equity method. All intercompany accounts and transactions have been eliminated in consolidation.
Use of Estimates: The preparation of Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect (i) the reported amounts of assets and liabilities, (ii) the disclosure of contingent assets and liabilities at the date of the Consolidated Financial Statements, and (iii) the reported amounts of revenues and expenses during the reporting period. Estimates used by us include, among other things, the useful lives for depreciable and amortizable assets, the allowance for doubtful accounts receivable, income tax provisions, the evaluation of the future realization of deferred tax assets, determining the adequacy of reserves for self-insured liabilities and our customer loyalty programs, the initial measurements of financing obligations associated with the Master Leases, projected cash flows in assessing the recoverability of long-lived assets, asset impairments, goodwill and other intangible assets, projected cash flows in assessing the initial valuation of intangible assets in conjunction with acquisitions, the initial selection of useful lives for depreciable and amortizable assets in conjunction with acquisitions, contingencies and litigation, and the expected term of stock-based compensation awards and stock price volatility when computing stock-based compensation expense. Actual results may differ from those estimates.

Reclassifications: Certain amounts in the Consolidated Statements of Cash Flows for the years ended December 31, 2017 and 2016 have been reclassified to be consistent with the current year presentation. The reclassifications had no impact the Company’s financial condition, results of operations or cash flows.
Note 3—Summary of Significant Accounting Policies
Revenue Recognition: The Company’s revenue from contracts with customers consists of gaming wagers, food and beverage transactions, retail transactions, hotel room sales, racing wagers, management services related to the management of external casinos, and reimbursable costs associated with management contracts. During the second quarter 2018, our management contract with Hollywood Casino-Jamul San Diego, which is located on the Jamul Tribe’s trust land in San Diego, California, was terminated and our management contract with Casino Rama, which is located in Ontario, Canada, was terminated during the third quarter 2018.
On January 1, 2018, the Company adopted Financial Accounting Standards Board (the “FASB”) Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU No. 2014-09”), and all related amendments, which introduced a new revenue standard, ASC Topic 606, “Revenue from Contracts with Customers” (“ASC 606” or the “new revenue standard”). As described in Note 4, “New Accounting Pronouncements,” the adoption of ASC 606 principally affects the presentation of promotional allowances and the measurement of the liability associated with our customer loyalty programs. We adopted ASC 606 using a modified retrospective approach, which did not require us to retrospectively restate prior year amounts. See Note 4, “New Accounting Pronouncements,” for the current year impacts of adopting the new revenue standard on our Consolidated Financial Statements.
The transaction price for a gaming wagering contract is the difference between gaming wins and losses, not the total amount wagered. The transaction price for food and beverage, hotel and retail contracts is the net amount collected from the customer for such goods and services. Sales tax and other taxes collected on behalf of governmental authorities are accounted for on the net basis and are not included in revenues or expenses. The transaction price for our racing operations, inclusive of live racing events conducted at our racing facilities and our import and export arrangements, is the commission received from the pari-mutuel pool less contractual fees and obligations primarily consisting of purse funding requirements, simulcasting fees, tote fees and certain pari-mutuel taxes that are directly related to the racing operations. The transaction price for our former management service contracts was the amount collected for services rendered in accordance with the contractual terms. The transaction price for the reimbursable costs associated with our former management contracts was the gross amount of the reimbursable expenditure, which primarily consisted of payroll costs incurred by the Company for the benefit of the managed entity. Since the Company was the controlling entity to the arrangement, the reimbursement was recorded on a gross basis with an offsetting amount charged to operating expense.
Gaming revenue contracts involve two performance obligations for those customers earning points under the Company’s loyalty reward programs and a single performance obligation for customers that do not participate in the programs. The Company applies a practical expedient by accounting for its gaming contracts on a portfolio basis as such wagers have similar characteristics and the Company reasonably expects the effects on its Consolidated Financial Statements of applying the revenue recognition guidance to the portfolio to not differ materially from that which would result if applying the guidance to an individual wagering contract. For purposes of allocating the transaction price in a wagering contract between the wagering performance obligation and the obligation associated with the loyalty points earned, the Company allocates an amount to the loyalty point contract liability based on the stand-alone selling price of the points earned, which is determined by the value of a point that can be redeemed for slot play and complimentaries such as food and beverage at our restaurants, lodging at our hotels and products offered at our retail stores, less estimated breakage. The allocated revenue for gaming wagers is recognized when the wagering occurs as all such wagers settle immediately. The loyalty reward contract liability amount is deferred and recognized as revenue when the customer redeems the loyalty points for slot play and complimentaries and such goods and services are delivered to the customer.
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
Racing revenue contracts, inclusive of the Company’s (i) host racing facilities, (ii) import arrangements that permit the Company to simulcast in live racing events occurring at other racetracks, and (iii) export arrangements that permit the Company’s live racing event to be simulcast at other racetracks, provide access to and the processing of wagers into the pari-mutuel pool. The Company has concluded it is not the controlling entity to the arrangement, but rather functions as an agent to the pari-mutuel pool. Commissions earned from the pari-mutuel pool less contractual fees and obligations are recognized on a net basis, which is included within food, beverage, hotel and other revenues.
Management services have been determined to be separate, standalone performance obligations and the transaction price for such contracts was recorded as services were performed. The Company recorded revenues on a monthly basis calculated by applying the contractual rate called for in the contracts.
PIV generates in-app purchase and advertising revenues from free-to-play social casino games, which can be downloaded to mobile phones and tablets from digital storefronts. Players can purchase virtual playing credits within our social casino games, which allows for increased playing opportunities and functionality. PIV records deferred revenue from the sale of virtual playing credits and recognizes this revenue over the average redemption period of the credits, which is approximately three days. Advertising revenues are recognized in the period when the advertising impression, click or install delivery occurs. PIV also generates revenue through revenue-sharing arrangements with third-party content providers whereby revenues are recognized on a net basis since PIV is not the controlling entity in the arrangement.
Complimentaries associated Gaming Contracts
Food and beverage, hotel, and other services furnished to patrons for free as an inducement to gamble or through the redemption of our customers’ loyalty points are recorded as food and beverage, hotel, and other revenues, at their estimated standalone selling prices with an offset recorded as a reduction to gaming revenues. The cost of providing complimentary goods and services to patrons for free as an inducement to gamble as well as for the fulfillment of our loyalty point obligation is included in food, beverage, hotel, and other expenses. Revenues recorded to food and beverage, hotel, and other and offset to gaming revenues for the year ended December 31, 2018 were as follows:

(in thousands)	For the year ended December 31, 2018
Food and beverage	$137,179
Hotel	60,859
Other	8,099
Total complimentaries associated with gaming contracts	$206,137

Revenue Disaggregation
We generate revenues at our owned, managed, or operated properties principally by providing the following types of services: (i) gaming, (ii) food and beverage, (iii) hotel, (iv) racing, (v) reimbursable management costs and (vi) other. In addition, we assess our revenues based on geographic location of the related properties, which is consistent with our reportable segments (see Note 15, “Segment Information,” for further information). Our revenue disaggregation by type of revenue and geographic location was as follows:

	For the year ended December 31, 2018
(in thousands)	Northeast	South	West	Midwest	Other	Total
Revenues:
Gaming	$1,644,176	$302,842	$228,055	$719,753	$35	$2,894,861
Food and beverage	109,645	56,631	89,566	57,886	1,084	314,812
Hotel	23,208	23,320	90,824	26,323	—	163,675
Racing	20,275	—	580	—	5,926	26,781
Reimbursable management costs	46,822	—	10,459	—	—	57,281
Other	47,388	11,558	18,403	19,755	33,404	130,508
Revenues	$1,891,514	$394,351	$437,887	$823,717	$40,449	$3,587,918

	For the year ended December 31, 2017
(in thousands)	Northeast	South	West	Midwest	Other	Total
Revenues:
Gaming	$1,583,882	$202,967	$219,743	$685,429	$—	$2,692,021
Food and beverage	114,993	35,532	82,406	58,414	1,052	292,397
Hotel	21,513	10,340	76,147	21,959	—	129,959
Racing	49,596	—	2,340	—	10,759	62,695
Reimbursable management costs	—	—	26,060	—	—	26,060
Other	48,645	6,263	16,605	16,404	40,417	128,334
	1,818,629	255,102	423,301	782,206	52,228	3,331,466
Less: Promotional allowances	(62,050)	(30,855)	(42,883)	(47,173)	(535)	(183,496)
Revenues	$1,756,579	$224,247	$380,418	$735,033	$51,693	$3,147,970

	For the year ended December 31, 2016
(in thousands)	Northeast	South	West	Midwest	Other	Total
Revenues:
Gaming	$1,572,378	$166,509	$211,788	$655,587	$—	$2,606,262
Food and beverage	115,834	30,692	80,003	58,370	1,313	286,212
Hotel	20,888	8,843	73,180	22,493	—	125,404
Racing	48,063	—	2,331	—	15,596	65,990
Reimbursable management costs	—	—	15,997	—	—	15,997
Other	46,900	5,646	16,260	15,454	24,916	109,176
	1,804,063	211,690	399,559	751,904	41,825	3,209,041
Less: Promotional allowances	(62,254)	(25,858)	(38,783)	(47,632)	(134)	(174,661)
Revenues	$1,741,809	$185,832	$360,776	$704,272	$41,691	$3,034,380

Customer-related Liabilities
The Company has two general types of liabilities related to contracts with customers: (i) our loyalty credit obligation and (ii) advance payments on goods and services yet to be provided and for unpaid wagers.
The Company’s loyalty reward programs allow members to utilize their reward membership cards to earn loyalty points that are redeemable for slot play and complimentaries, such as food and beverage at our restaurants, lodging at our hotels and products offered at our retail stores across the vast majority of the Company’s casino properties. The Company accounts for the loyalty credit obligation utilizing a deferred revenue model, which defers revenue at the point in time when the loyalty points are earned by our customers. Revenue associated with the loyalty credit obligation is subsequently recognized into revenue when the loyalty points are redeemed by our customers. The deferred revenue liability is based on the estimated standalone selling price of the loyalty points earned after factoring in the likelihood of redemption.
The Company’s loyalty credit obligation, which is included in “Accrued expenses” within our Consolidated Balance Sheets, was $39.9 million as of December 31, 2018 compared to $24.7 million upon the adoption of the new revenue standard on January 1, 2018. Our loyalty credit obligations are generally settled within six months of issuance. Changes between the opening and closing balances primarily relate to (i) the Pinnacle Acquisition, in which all acquired gaming properties have a loyalty reward program and (ii) the timing of the customer’s election to redeem loyalty points for complimentaries and products offered at our food and beverage outlets, hotels and retail stores.
The Company’s advance payments on goods and services yet to be provided and for unpaid wagers primarily consist of the following: (i) deposits on rooms and convention space, (ii) money deposited on behalf of a customer in advance of their property visitation (i.e., front money), (iii) outstanding tickets generated by slot machine play or pari-mutuel wagering, (iv) outstanding chip liabilities, (v) unclaimed jackpots, and (vi) gift cards redeemable at our properties. Advance payments on goods and services are recognized as revenue when the good or service is transferred to the customer. Unpaid wagers primarily relate to the Company’s obligation to settle outstanding slot tickets, pari-mutuel racing tickets and gaming chips with customers and generally represent obligations stemming from prior wagering events, of which revenue was previously recognized. The

Company’s advance payments on goods and services yet to be provided and for unpaid wagers were $34.3 million and $21.5 million as of December 31, 2018 and 2017, respectively, of which $0.7 million and $1.3 million are classified as long-term, respectively.
Cash and Cash Equivalents: The Company considers all cash balances and highly-liquid investments with original maturities of three months or less at the date of purchase to be cash and cash equivalents.
Concentration of Credit Risk: Financial instruments that subject the Company to credit risk consist of cash and cash equivalents and accounts receivable. The Company’s policy is to limit the amount of credit exposure to any one financial institution, and place investments with financial institutions evaluated as being creditworthy, or in short-term money market and tax-free bond funds which are exposed to minimal interest rate and credit risk. The Company has bank deposits and overnight repurchase agreements that exceed federally-insured limits.
Concentration of credit risk, with respect to casino receivables, is limited through the Company’s credit evaluation process. The Company issues markers to approved casino customers only following investigations of creditworthiness.
The Company’s receivables as of December 31, 2018 and 2017 primarily consisted of the following:

	December 31,
(in thousands)	2018	2017
Markers issued to customers	$17,242	$5,237
Cash, credit card, and other advances to customers	20,925	13,891
Receivables from automatic teller machine and cash kiosk transactions	19,244	2,785
Hotel and banquet receivables	8,142	4,566
Receivables due from the West Virginia Lottery (1)	4,358	6,088
Racing settlements	6,064	5,493
Reimbursement of payroll expenses (2)	3,439	3,366
Receivables due from platform providers for social casino game revenues	2,255	3,019
Other	28,329	21,343
Allowance for doubtful accounts	(3,161)	(2,983)
	$106,837	$62,805

(1)	Related to gaming revenue settlements and capital reinvestment projects at Hollywood Casino at Charles Town Races

(2)	Reimbursement of payroll expenses paid on behalf of our joint venture in Kansas Entertainment (as defined below)
 Accounts are written off when management determines that an account is uncollectible. Recoveries of accounts previously written off are recorded when received. An allowance for doubtful accounts is determined to reduce the Company’s receivables to their carrying amount, which approximates fair value. The allowance is estimated based on historical collection experience, specific review of individual customer accounts, and current economic and business conditions. Historically, the Company has not incurred any significant credit-related losses.
Property and Equipment: Property and equipment are stated at cost, less accumulated depreciation. Capital expenditures are accounted for as either project capital or maintenance (replacement) capital expenditures. Project capital expenditures are for fixed asset additions that expand an existing facility or create a new facility. Maintenance capital expenditures are expenditures to replace existing fixed assets with a useful life greater than one year that are obsolete, worn out or no longer cost effective to repair. Maintenance and repairs that neither add materially to the value of the asset nor appreciably prolong its useful life are charged to expense as incurred. Gains or losses on the disposal of property and equipment are included in the determination of income.

The estimated useful lives of property and equipment are determined based on the nature of the assets as well as the Company’s current operating strategy. Depreciation of property and equipment is recorded using the straight-line method over the following useful lives:

Years
Land improvements	15
Buildings and improvements	5 to 31
Vessels	10 to 35
Furniture, fixtures and equipment	3 to 31

All costs funded by the Company considered to be an improvement to the real estate assets owned by GLPI under the Master Leases are recorded as leasehold improvements. Leasehold improvements are depreciated over the shorter of the estimated useful life of the improvement or the related lease term.
The Company reviews the carrying amount of its property and equipment for possible impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable based on undiscounted estimated future cash flows expected to result from its use and eventual disposition. The factors considered by the Company in performing this assessment include current operating results, trends and prospects, as well as the effect of obsolescence, demand, competition and other economic factors. For purposes of recognizing and measuring impairment in accordance with ASC Topic 360, “Property, Plant, and Equipment,” assets are grouped at the individual property level representing the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets. In assessing the recoverability of the carrying amount of property and equipment, the Company must make assumptions regarding future cash flows and other factors. If these estimates or the related assumptions change in the future, the Company may be required to record an impairment loss for these assets. Such an impairment loss would be recognized as a non-cash component of operating income.
Goodwill and Other Intangible Assets: Goodwill represents the future economic benefits of a business combination measured as the excess of the purchase price over the fair value of net assets acquired and has been allocated to our reporting units. Goodwill is tested annually, or more frequently if indicators of impairment exist. An income approach, in which a discounted cash flow model is utilized and a market-based approach utilizing guideline public company (“GPC”) multiples of Adjusted EBITDAR (as defined in Note 15, “Segment Information”) from the Company’s peer group is utilized to estimate the fair value of the Company’s reporting units.
For the quantitative goodwill impairment test, the current fair value of each reporting unit is estimated using a combination of the discounted cash flow model and the GPC multiples approach which is then compared to the carrying amount of each reporting unit. The Company adjusts the carrying amount of each reporting unit that utilizes property subject to either of the Master Leases by an allocation of a pro-rata portion of the applicable financing obligation based on the reporting unit’s estimated fair value as a percentage of the aggregate estimated fair value of all reporting units that utilize property that is subject to either the Penn Master Lease or the Pinnacle Master Lease, as applicable. The Company compares the aggregate weighted average fair value to the carrying amount of its reporting units. If the carrying amount of the reporting unit exceeds the aggregate weighted average fair value, an impairment is recorded equal to the amount of the excess not to exceed the amount of goodwill allocated to the reporting unit.
The Company considers its gaming licenses and certain other intangible assets to be indefinite-lived based on the Company’s future expectations to operate its gaming facilities indefinitely as well as its historical experience in renewing these intangible assets at minimal cost with various state commissions. Rather, these indefinite-lived intangible assets are tested annually for impairment, or more frequently if indicators of impairment exist, by comparing the fair value of the recorded assets to their carrying amount. If the carrying amounts of the indefinite-lived intangible assets exceed their fair value, an impairment is recognized. The Company completes its testing of its indefinite-lived intangible assets prior to assessing the realizability of its goodwill.
The Company assesses the fair value of its indefinite-lived intangible assets (which are primarily gaming licenses) using the Greenfield Method under the income approach. The Greenfield Method estimates the fair value of the gaming license using a discounted cash flow model assuming the Company built a casino with similar utility to that of the existing facility. The method assumes a theoretical start-up company going into business without any assets other than the intangible asset being valued. As such, the value of the gaming license is a function of the following items:

•
Projected revenues and operating cash flows (including an allocation of the Company’s projected financing payments to its reporting units consistent with how the financing obligations associated with the Master Leases are allocated);

•	Theoretical construction costs and duration;

•	Pre-opening expenses; and

•	Discounting that reflects the level of risk associated with receiving future cash flows attributable to the license.
Once an impairment of goodwill or other intangible asset has been recorded, it cannot be reversed. Other intangible assets that have a definite-life are amortized on a straight-line basis over their estimated useful lives or related service contract. The Company reviews the carrying amount of its amortizing intangible assets for possible impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. If the carrying amount of the amortizing intangible assets exceed their fair value, an impairment loss is recognized. See Note 8, “Goodwill and Other Intangible Assets.”
Master Lease Financing Obligations: The Company’s spin-off of its real estate assets into GLPI on November 1, 2013 (the “Spin-Off”) and corresponding entrance into the Penn Master Lease did not meet all of the requirements for sale-leaseback accounting treatment under ASC Topic 840, “Leases,” (“ASC 840”); specifically, the Penn Master Lease contains provisions that indicate the Company has prohibited forms of continuing involvement in the leased assets which are not a normal leaseback. Therefore, the Penn Master Lease is accounted for as a financing obligation rather than as a lease. The Company calculated a financing obligation at the inception of the Penn Master Lease based on the future minimum lease payments discounted at the Company’s estimated incremental borrowing rate at lease inception over the lease term of 35 years, which included renewal options that were reasonably assured of being exercised, and the funded construction of certain leased real estate assets in development at the commencement of the Penn Master Lease, which was determined to be 9.7%.
Within a business combination, an arrangement that did not meet all of the requirements for sale-leaseback accounting treatment under ASC 840, and previously accounted for as a financing obligation by the acquiree, retains its classification as a financing obligation on the acquiring company’s consolidated balance sheets at the business combination date. The Company calculated the financing obligation associated with the Pinnacle Master Lease based on the future minimum lease payments discounted at a rate determined to be fair value at the business combination date. The financing obligation associated with Pinnacle Master Lease was calculated at the October 15, 2018 closing date, assuming a remaining lease term of 32.5 years, which included renewal options that were reasonably assured of being exercised, and a discount rate of 7.3%. Furthermore, in conjunction with the Pinnacle Acquisition, GLPI acquired the real estate assets associated with Plainridge Park Casino for $250.0 million and leased back the real estate assets to the Company pursuant to an amendment to the Pinnacle Master Lease for a fixed annual rent of $25.0 million over the remaining term of the Pinnacle Master Lease, which resulted in an effective yield of 9.6%.
Minimum lease payments under our Master Leases are recorded as interest expense and, in part, as repayments of principal reducing the associated financing obligations. Contingent payments are recorded as interest expense as incurred. The real estate assets subject to the Master Leases are included on the Company’s Consolidated Balance Sheets and are depreciated over their remaining useful lives. For more information, see Note 10, “Master Lease Financing Obligations and Lease Obligations.”
Debt Issuance Costs: Debt issuance costs that are incurred by the Company in connection with the issuance of debt are deferred and amortized to interest expense using the effective interest method over the contractual term of the underlying indebtedness. These costs are classified as a direct reduction of long-term debt within the Company’s Consolidated Balance Sheets.
Self-Insurance Reserves: The Company is self-insured for employee health coverage, general liability and workers compensation up to certain stop loss amounts. The Company uses a reserve method for each reported claim plus an allowance for claims incurred but not yet reported to a fully developed claims reserve method based on an actuarial computation of ultimate liability. Self-insurance reserves are included in “Accrued expenses” within the Company’s Consolidated Balance Sheets.
Contingent Purchase Price: The consideration for the Company’s acquisitions may include future payments that are contingent upon the occurrence of a particular event. The Company records an obligation for such contingent payments at fair value as of the acquisition date. The Company revalues its contingent consideration obligations each reporting period. Changes in the fair value of the contingent purchase price obligation can result from changes to one or multiple inputs, including adjustments to the discount rate and changes in the assumed probabilities of successful achievement of certain financial targets. The changes in the fair value of contingent consideration are recognized within the Company’s Consolidated Statements of Operations as a component of “General and administrative” expense.
Income Taxes: The Company accounts for income taxes in accordance with ASC Topic 740, “Income Taxes” (“ASC 740”). Under ASC 740, deferred tax assets and liabilities are determined based on the differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities and are measured at the prevailing enacted tax rates that will be in effect when these differences are settled or realized. ASC 740 also requires that deferred tax assets be reduced by a valuation allowance if it is more-likely-than-not that some portion or all of the deferred tax assets will not be realized.
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
ASC 740 also creates a single model to address uncertainty in tax positions and clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in an enterprise’s financial statements. It also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition.
Gaming and Racing Taxes: The Company is subject to gaming and pari-mutuel taxes based on gross gaming revenue and pari-mutuel revenue in the jurisdictions in which it operates. The Company primarily recognizes gaming and pari-mutuel tax expense based on the statutorily required percentage of revenue that is required to be paid to state and local jurisdictions in the states where or in which wagering occurs. In certain states in which the Company operates, gaming taxes are based on graduated rates. The Company records gaming tax expense at the Company’s estimated effective gaming tax rate for the year, considering estimated taxable gaming revenue and the applicable rates. Such estimates are adjusted each interim period. If gaming tax rates change during the year, such changes are applied prospectively in the determination of gaming tax expense in future interim periods. For the years ended December 31, 2018, 2017 and 2016, these expenses, which were recorded primarily within gaming expense within the Consolidated Statements of Operations, were $1,102.3 million, $983.3 million, and $962.7 million, respectively.
Earnings Per Share: The Company calculates earnings per share (“EPS”) in accordance with ASC Topic 260, “Earnings Per Share” (“ASC 260”). Basic EPS is computed by dividing net income applicable to common stock by the weighted-average number of common shares outstanding during the period. Diluted EPS reflects the additional dilution for all potentially-dilutive securities such as stock options and unvested restricted shares.
During the year ended December 31, 2016, the Company’s 8,624 outstanding shares of Series C Preferred Stock were sold by the holders of these securities, and therefore automatically converted to 8,624,000 shares of common stock under previously agreed upon terms. As a result, there are no longer any outstanding shares of Series C Preferred Stock as of December 31, 2018 and 2017. The Company determined that the preferred stock qualified as a participating security as defined in ASC 260 since these securities participate in dividends with the Company’s common stock. In accordance with ASC 260, a company is required to use the two-class method when computing EPS when a company has a security that qualifies as a “participating security.” The two-class method is an earnings allocation formula that determines EPS for each class of common stock and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings. A participating security is included in the computation of basic EPS using the two-class method. Under the two-class method, basic EPS for the Company’s common stock is computed by dividing net income applicable to common stock by the weighted-average common shares outstanding during the period. Diluted EPS for the Company’s common stock is computed using the more dilutive of the two-class method or the if-converted method. For more information on our Series C Preferred Stock, refer to Note 13, “Stockholders’ Equity (Deficit).”
The following table sets forth the allocation of net income for the years ended December 31, 2018, 2017 and 2016 under the two-class method:

	For the year ended December 31,
(in thousands)	2018	2017	2016
Net income attributable to Penn National Gaming, Inc.	$93,519	$473,463	$109,310
Net income applicable to preferred stock	—	—	8,662
Net income applicable to common stock	$93,519	$473,463	$100,648

The following table reconciles the weighted-average common shares outstanding used in the calculation of basic EPS to the weighted-average common shares outstanding used in the calculation of diluted EPS for the years ended December 31, 2018, 2017 and 2016:

	For the year ended December 31,
(in thousands)	2018	2017	2016
Determination of shares:
Weighted-average common shares outstanding	97,105	90,854	82,929
Assumed conversion of dilutive employee stock-based awards	3,018	2,431	1,299
Assumed conversion of restricted stock	215	93	42
Diluted weighted-average common share outstanding before participating security	100,338	93,378	84,270
Assumed conversion of preferred stock	—	—	7,137
Diluted weighted-average common shares outstanding	100,338	93,378	91,407

Options to purchase 656,588 shares; 51,803 shares; and 3,036,819 shares were outstanding during the years ended December 31, 2018, 2017 and 2016, respectively, but were not included in the computation of diluted EPS because they were antidilutive.
The following table presents the calculation of basic and diluted EPS for the Company’s common stock for the years ended December 31, 2018, 2017 and 2016:

	For the year ended December 31,
(in thousands, except per share data)	2018	2017	2016
Calculation of basic EPS:
Net income applicable to common stock	$93,519	$473,463	$100,648
Weighted-average common shares outstanding	97,105	90,854	82,929
Basic EPS	$0.96	$5.21	$1.21
Calculation of diluted EPS using two-class method:
Net income applicable to common stock	93,519	473,463	100,648
Diluted weighted-average common share outstanding before participating security	100,338	93,378	84,270
Diluted EPS	$0.93	$5.07	$1.19

Stock-Based Compensation: The Company accounts for stock compensation under ASC Topic 718, “Compensation-Stock Compensation,” which requires the Company to expense the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. This expense is recognized ratably over the requisite service period following the date of grant. The Company accounts for forfeitures in the period in which they occur based on actual amounts.
The fair value of stock options is estimated at the grant date using the Black-Scholes option-pricing model, which requires management to make assumptions, including the expected term, which is based on the contractual term of the stock option and historical exercise data of the Company’s employees; the risk-free interest rate; which is based on the U.S. Treasury spot rate with a term equal to the expected term assumed at the grant date; the expected volatility, which is estimated based on the historical volatility of the Company’s stock price over the expected term assumed at the grant date; and the expected dividend yield, which we expect to be zero since the Company has not paid any cash dividends on its common stock since its initial public offering in May 1994 and intends to retain all of its earnings to finance the development of its business for the foreseeable future. See Note 14, “Stock-based Compensation,” for further information.
Variable Interest Entities: In accordance with the authoritative guidance of ASC Topic 810, “Consolidation” (“ASC 810”), the Company consolidates a VIE if the Company is the primary beneficiary, defined as the party that has both the power to direct the activities that most significantly impact the VIE’s economic performance and the obligation to absorb losses of or the right to receive benefits from the VIE that could potentially be significant to the VIE. A variable interest is a contractual, ownership or other interest that changes with changes in the fair value of the VIE’s net assets exclusive of variable interests. To determine whether a variable interest the Company holds could potentially be significant to the VIE, the Company considers both qualitative and quantitative factors regarding the nature, size and form of its involvement with the VIE. The Company assesses whether it is the primary beneficiary of a VIE or the holder of a significant variable interest in a VIE on an on-going basis for each such interest.
Application of Business Combination Accounting: The Company utilizes the acquisition method of accounting in accordance with ASC Topic 805, “Business Combinations,” which requires us to allocate the purchase price to tangible and identifiable intangible assets based on their fair values. The excess of the purchase price over the fair value ascribed to tangible and identifiable intangible assets is recorded as goodwill. If the fair value ascribed to tangible and identifiable intangible assets changes during the measurement period (due to additional information being available and related Company analysis), the measurement period adjustment is recognized in the reporting period in which the adjustment amount is determined and offset against goodwill. The measurement period for our acquisitions are no more than one year in duration.

Segment Information: The Company’s Chief Executive Officer, who is the Company’s Chief Operating Decision Maker (“CODM”), as that term is defined in ASC Topic 280, “Segment Reporting,” measures and assesses the Company’s business performance based on regional operations of various properties grouped together based primarily on their geographic locations.

We view each of our gaming and racing facilities as an operating segment with the exception of our two facilities in Jackpot, Nevada, which we view as one operating segment. We view our combined VGT operations as an operating segment. See Note 15, “Segment Information,” for further information. For financial reporting purposes, as of December 31, 2018, we aggregate our operating segments into the following reportable segments:

Northeast segment (1)	Location
Ameristar East Chicago	East Chicago, Indiana
Hollywood Casino Bangor	Bangor, Maine
Hollywood Casino at Charles Town Races	Charles Town, West Virginia
Hollywood Casino Columbus	Columbus, Ohio
Hollywood Casino Lawrenceburg	Lawrenceburg, Indiana
Hollywood Casino at Penn National Race Course	Grantville, Pennsylvania
Hollywood Casino Toledo	Toledo, Ohio
Hollywood Gaming at Dayton Raceway	Dayton, Ohio
Hollywood Gaming at Mahoning Valley Race Course	Youngstown, Ohio
Meadows Racetrack and Casino	Washington, Pennsylvania
Plainridge Park Casino	Plainville, Massachusetts

South segment	Location
1st Jackpot Casino Tunica	Tunica, Mississippi
Ameristar Vicksburg	Vicksburg, Mississippi
Boomtown Biloxi	Biloxi, Mississippi
Boomtown Bossier City	Bossier City, Louisiana
Boomtown New Orleans	New Orleans, Louisiana
Hollywood Casino Tunica	Tunica, Mississippi
Hollywood Casino Gulf Coast	Bay St. Louis, Mississippi
L’Auberge Baton Rouge	Baton Rouge, Louisiana
L’Auberge Lake Charles	Lake Charles, Louisiana
Resorts Casino Tunica	Tunica, Mississippi

West segment (2)	Location
Ameristar Black Hawk	Black Hawk, Colorado
Cactus Petes and Horseshu	Jackpot, Nevada
M Resort	Henderson, Nevada
Tropicana Las Vegas	Las Vegas, Nevada
Zia Park Casino	Hobbs, New Mexico

Midwest segment	Location
Ameristar Council Bluffs	Council Bluffs, Iowa
Argosy Casino Alton	Alton, Illinois
Argosy Casino Riverside	Riverside, Missouri
Hollywood Casino Aurora	Aurora, Illinois
Hollywood Casino Joliet	Joliet, Illinois
Hollywood Casino at Kansas Speedway (3)	Kansas City, Kansas
Hollywood Casino St. Louis	Maryland Heights, Missouri
Prairie State Gaming	Illinois
River City Casino	St. Louis, Missouri

(1)	The Northeast segment also included the Company’s Casino Rama management service contract, which terminated in July 2018.

(2)	The West segment also included a management service contract with the JIVDC, which terminated in May 2018.

(3)
Pursuant to a joint venture with International Speedway Corporation (“International Speedway”) and includes the Company’s 50% investment in Kansas Entertainment, LLC (“Kansas Entertainment”), which owns the Hollywood Casino at Kansas Speedway.

Note 4—New Accounting Pronouncements
Accounting Pronouncement Implemented in 2017
In March 2016, the FASB issued ASU No. 2016-09, “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting” (“ASU No. 2016-09”), which simplified the accounting for share-based payment awards, including: (a) income tax consequences; (b) classification of awards as either equity or liabilities; and (c) classification on the statement of cash flows. The Company adopted ASU 2016-09 effective January 1, 2017. For the year ended December 31, 2017, the Company recognized an income tax benefit of $6.3 million related to excess tax deductions that previously would have been recognized as additional paid-in capital within “Total Stockholders’ equity (deficit).” The Company did not record a cumulative effect adjustment to retained earnings due to having a full valuation allowance against all deferred tax assets as of January 1, 2017. Deferred tax assets and the valuation allowance increased by $15.4 million at January 1, 2017 for the tax effect previously unrecognized for excess tax deductions. The Company elected to present the change in classification of excess/deficient tax deductions from a financing activity to an operating activity within its Consolidated Statement of Cash Flows on a retrospective basis. As a result, for the year ended December 31, 2016, there was an increase to net cash provided by operating activities of $6.9 million and a decrease to net cash used in financing activities of $6.9 million.
Accounting Pronouncements Implemented in 2018
On January 1, 2018, the Company adopted ASU No. 2014-09 and all related amendments, which introduced ASC 606, to all contracts using the modified retrospective method. As part of the adoption, the Company utilized a practical expedient that permits the evaluation of incomplete contracts (such as our loyalty point obligations) as completed contracts. The Company recognized the cumulative effect of initially applying the new revenue standard as an adjustment to the opening balance of accumulated deficit. The comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods. The adoption of the new revenue standard did not have a material effect on net income for the year ended December 31, 2018 and the Company does not expect it to have a material impact on a continuing basis.
In accordance with the new revenue standard requirement, the disclosure of the impact of adoption on our Consolidated Statement of Operations and Consolidated Balance Sheet as of and for the year ended December 31, 2018 is as follows:

	For the year ended December 31, 2018
	As Reported	Impacts of:					Balances Without Adoption of ASC 606	Effect of Change Higher / (Lower)
(in thousands)		Loyalty Points (1)	Promotional Allowances (2)	Reimbursable Expense - Casino Rama (3)	Racing Revenue (4)	Tier Status and Other Benefits (5)
Revenues
Gaming	$2,894,861	$(2,608)	$206,137	$—	$—	$2,575	$3,100,965	$(206,104)
Food, beverage, hotel and other	629,733	(252)	30,629	—	38,975	—	699,085	(69,352)
Management service and license fees	6,043	—	—	—	—	—	6,043	—
Reimbursable management costs	57,281	—	—	(46,822)	—	—	10,459	46,822
	3,587,918	(2,860)	236,766	(46,822)	38,975	2,575	3,816,552	(228,634)
Less: Promotional allowance	—	—	(236,766)	—	—	—	(236,766)	236,766
Revenues	3,587,918	(2,860)	—	(46,822)	38,975	2,575	3,579,786	8,132
Operating expenses
Gaming	1,551,430	(1,443)	—	—	—	4,258	1,554,245	(2,815)
Food, beverage, hotel and other	439,253	—	—	—	38,975	(1,683)	476,545	(37,292)
General and administrative	618,951	—	—	—	—	—	618,951	—
Reimbursable management costs	57,281	—	—	(46,822)	—	—	10,459	46,822
Depreciation and amortization	268,990	—	—	—	—	—	268,990	—
Impairment losses, net of recovery on loan loss and unfunded loan commitments to the JIVDC	17,921	—	—	—	—	—	17,921	—
Total operating expenses	2,953,826	(1,443)	—	(46,822)	38,975	2,575	2,947,111	6,715
Operating income (loss)	634,092	(1,417)	—	—	—	—	632,675	1,417

Income (loss) before income taxes	89,921	(1,417)	—	—	—	—	88,504	1,417
Income tax benefit (expense)	3,593	323	—	—	—	—	3,916	(323)
Net income (loss)	$93,514	$(1,094)	$—	$—	$—	$—	$92,420	$1,094

(1)
As discussed in Note 3, “Summary of Significant Accounting Policies,” the Company’s loyalty reward programs allow members to utilize their reward membership cards to earn loyalty points that are redeemable for slot play and complimentaries. Under the new revenue standard, the Company is required to utilize a deferred revenue model, which defers revenue at the point in time when the loyalty points are earned by our customers and recognize revenue when the loyalty points are redeemed at the estimated standalone selling price. Prior to the adoption of the new revenue standard, the estimated liability for unredeemed points was accrued and recorded to gaming expense based on expected redemption rates and the estimated cost of the goods and services to be provided.

(2)
Under ASC 606, the Company is no longer permitted to report revenue for goods and services provided to customers (i) for free as an inducement to gamble or (ii) on a discretionary basis outside of gaming play (i.e., customer appeasements) as gross revenue with a corresponding reduction in promotional allowances to arrive at net revenues. The new revenue standard requires complimentaries related to an inducement to gamble to be recorded as a reduction to gaming revenues and discretionary complimentaries provided outside of gaming play to be recorded as a reduction to food, beverage, hotel and other revenues. As such, promotional allowances provided to customers (i) as an inducement to gamble or (ii) on a discretionary basis outside of gaming play are no longer netted within our Consolidated Statements of Operations. In addition, ASC 606 changed the accounting for promotional allowances with respect to non-discretionary complimentaries (i.e., a customer’s redemption of loyalty points). Under the new revenue standard, the Company is no longer permitted to report revenue for goods and services provided to a customer resulting from loyalty point redemptions with a corresponding reduction in promotional allowances to arrive at net revenue. Instead, ASC 606 requires the utilization of a deferred revenue model in which previously deferred revenue is recognized as revenue when the loyalty points are redeemed. As such, promotional allowances related to a customer’s redemption of loyalty points is no longer netted within our Consolidated Statements of Operations.

(3)
The Company revised its accounting for reimbursable costs associated with our management service contract for Casino Rama. Under the new revenue standard, because we are the controlling entity in the arrangement, reimbursable costs, which primarily consisted of payroll costs, must be recognized as revenue on a gross basis, with an offsetting amount charged to reimbursable management costs within operating expenses. Prior to the adoption of ASC 606, the Company recorded these reimbursable amounts on a net basis.

(4)
Under ASC 606, as it pertains to our racing operations, we concluded that the Company is not the controlling entity in the arrangements; but rather, functions as an agent to the pari-mutuel pool. Consequently, fees and obligations related to the Company’s share of purse funding requirements, simulcasting fees, tote fees, certain pari-mutuel taxes and other fees directly related to the Company’s racing operations must be reported on a net basis and included as a deduction to food, beverage, hotel and other revenue. Prior to the adoption of the new revenue standard, the Company recorded these fees and obligations in food, beverage, hotel and other expense.

(5)
Under ASC 606, certain tier status and other benefits provided to our customers, most notably, an annual gift to members of our top tiers, are considered separate performance obligations associated with gaming contracts. Therefore, under the new revenue standard, the amount of the transaction price allocated to these performance obligations is recorded as a reduction to gaming revenue rather than as a gaming expense. Consequently, certain of the expenses associated with other benefits are now recorded as food, beverage, hotel and other.

(in thousands)	As Reported as of December 31, 2018	Balances Without the Adoption of ASC 606	Effect of Change Higher (Lower)
Balance Sheet
Other assets - Deferred income taxes	$80,612	$78,953	$1,659
Current liabilities - Accrued expenses	$204,656	$191,404	$13,252
Stockholders’ equity - Accumulated deficit	$(967,949)	$(956,418)	$(11,531)
The cumulative effect of the changes made to our consolidated January 1, 2018 balance sheet for the adoption of ASC 606 was as follows:

(in thousands)	Balance as of December 31, 2017	Adjustment due to ASC 606	Balance as of January 1, 2018
Balance Sheet
Other assets - Deferred income taxes	$390,943	$2,044	$392,987
Current liabilities - Accrued expenses	$125,688	$11,694	$137,382
Stockholders’ equity - Accumulated deficit	$(1,051,818)	$(9,650)	$(1,061,468)

In August 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows (Topic 230): Clarification of Certain Cash Receipts and Cash Payments.” The amendments are intended to address diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The amendments provide guidance on the following specific cash flow issues: (a) debt prepayment or debt extinguishment costs; (b) settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing; (c) contingent consideration payments made after a business combination; (d) proceeds from the settlement of insurance claims; (e) proceeds from the settlement of corporate-owned life insurance policies, including bank-owned life insurance policies; (f) distributions received from equity method investees; (g) beneficial interest in securitization transactions; and (h) separately identifiable cash flows and application of the predominance principle. The Company adopted this new guidance on January 1, 2018 on a retrospective basis. As a result of adopting this new guidance, the impact to the year ended December 31, 2017 was an increase to both net cash provided by operating activities and net cash used in financing activities of $18.0 million within the Company’s Statements of Cash Flows.
In November 2016, the FASB issued ASU No. 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash.” The new guidance requires a statement of cash flows to explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. As such, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The Company adopted this new guidance on January 1, 2018 using a retrospective transition method to each period presented. As a result of adopting this new guidance, the impact to the years ended December 31, 2017 and 2016 was an increase of $0.7 million and a decrease of $3.8 million, respectively, to net cash provided by operating activities within the Company’s Statements of Cash Flows.
In January 2017, the FASB issued ASU No. 2017-01, “Business Combinations (Topic 805), Clarifying the Definition of a Business.” The new guidance narrows the existing definition of a business and provides a framework for evaluating whether a transaction should be accounted for as an acquisition of assets or a business. Under this guidance, when substantially all of the fair value of gross assets acquired is concentrated in a single asset (or group of similar assets), the assets acquired would not represent a business. In addition, in order to be considered a business, an acquisition would have to include at a minimum an input and a substantive process that together significantly contributes to the ability to create an output. The guidance is effective for public companies for fiscal years, and interim fiscal periods within those fiscal years, beginning after December 15, 2017, with early adoption permitted and should be applied prospectively. The Company adopted this standard on January 1, 2018, which was applied prospectively to all applicable transactions after the adoption date.
New Accounting Pronouncements to be Implemented in Fiscal Year 2019
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU No. 2016-02”), which supersedes leases accounting as contained within ASC 840. The core principle of ASU No. 2016-02 is that a lessee should recognize on the balance sheet the lease assets and lease liabilities that arise from all lease arrangements with terms greater than 12 months. Recognition of these lease assets and lease liabilities represents a change from previous GAAP, which did not require lease assets and lease liabilities to be recognized for operating leases. Qualitative disclosures along with specific quantitative disclosures will be required to provide enough information to supplement the amounts recorded in the financial statements so that users can understand the nature of the Company’s leasing activities.
The Company has a team in place to evaluate and implement the new guidance and the Company has substantially completed the implementation of a third-party software solution to facilitate compliance with accounting and reporting requirements. The Company continues to enhance accounting systems and update business processes and controls related to the new guidance for leases. Collectively, these activities are expected to enable the Company to meet the new accounting and disclosure requirements upon adoption in the first quarter 2019.
 The provisions of ASU No. 2016-02 are effective for the Company’s fiscal year beginning January 1, 2019, including interim periods within that fiscal year. The Company plans to elect the package of practical expedients included in this guidance, which allows us (i) to not reassess whether any expired or existing contracts contain leases; (ii) to not reassess the lease classification for any expired or existing leases; (iii) to account for a lease and non-lease component as a single component for certain classes of assets; and (iv) to not reassess the initial direct costs for existing leases. In addition, the Company does not plan to recognize short-term leases on its Consolidated Balance Sheets and will recognize the expense for those lease payments in the Consolidated Statements of Operations.
In July 2018, the FASB issued ASU No. 2018-11, “Leases - Targeted Improvements,” as an update to the previously-issued guidance. This update added a transition option which allows for the recognition of a cumulative effect adjustment to the opening balance of retained earnings in the period of adoption without recasting the financial statements in periods prior to adoption. The Company plans to elect this transition option.
We expect the most significant judgments and impacts upon adoption of ASU No. 2016-02 to include the following items:

•
The Company believes the most significant impact of the adoption of ASU No. 2016-02 relates to the accounting for our triple net leases, which requires us to determine the classification (operating or financing) of each component contained within each of our Master Leases with our REIT landlords which will impact the initial valuation of the right-of-use asset and corresponding lease liability at the January 1, 2019 adoption date as well as the subsequent expense recognition within our Consolidated Statements of Operations. We continue to evaluate our existing sales and leaseback transactions and are evaluating if certain properties building and/or land would be considered a financing or operating lease. If certain properties are derecognized, upon adoption on January 1, 2019, we would derecognize our existing financial obligation and the net book value of the property associated with the previously failed sale-leaseback transaction. A change in the sale-leaseback accounting conclusion would also result in the recognition of a lease liability and right of use asset and a material impact to opening retained earnings. This change will also increase operating expenses and decrease interest expense and a reclassification of certain cash payments from financing outflows to operating outflows in our Consolidated Statements of Cash Flows.

•
Upon adoption on January 1, 2019, we will recognize right-of-use assets and lease liabilities that have not previously been recorded. The lease liability for operating leases is based on the net present value of future minimum lease payments. The right-of-use asset for operating leases is based on the lease liability adjusted for the reclassification of certain balance sheet amounts such as deferred rent. Deferred and prepaid rent will not be presented separately after the adoption of the new lease standard.

We expect this standard to have a material impact on our Consolidated Financial Statements and related disclosures. We are finalizing the impact of the standard to our accounting policies, processes, disclosures, and internal control over financial reporting.
The adoption of this standard will have no impact on the Company’s covenant compliance under its current debt agreements.

In June 2018, the FASB issued ASU No. 2018-07, “Compensation - Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting.” These amendments expand the scope of Topic 718, “Compensation - Stock Compensation” (which currently only includes share-based payments to employees), to include share-based payments issued to nonemployees for goods or services. Consequently, the accounting for share-based payments to nonemployees and employees will be substantially aligned. This new standard supersedes Subtopic 505-50, “Equity - Equity-Based Payments to Non-Employees.” The guidance is effective for public companies for fiscal years, and interim fiscal periods within those fiscal years, beginning after December 15, 2018 with early adoption permitted, but no earlier than a company’s adoption date of ASC 606. The Company does not expect the adoption to have a material impact to its Consolidated Financial Statements.
New Accounting Pronouncements to be Implemented in Fiscal Year 2020
In August 2018, the FASB issued ASU No. 2018-15, “Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract.” These amendments align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contact with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). The accounting for the service element of a hosting arrangement that is a service contract is not affected by these amendments. The guidance is effective for public companies for fiscal years, and interim fiscal periods within those fiscal years, beginning after December 15, 2019, with early adoption permitted. The Company is currently evaluating this guidance to determine the impact to its Consolidated Financial Statements.
In August 2018, the FASB issued ASU 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement.” The ASU removes the requirement to disclose: (a) the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy; (b) the policy for timing of transfers between levels; and (c) the valuation processes for Level 3 fair value measurements. This new standard requires disclosure of changes in unrealized gains and losses for the period included in other comprehensive income (loss) for recurring Level 3 fair value measurements held at the end of the reporting period and the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. The amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date. The guidance is effective for public companies for fiscal years, and interim fiscal periods within those fiscal years, beginning after December 15, 2019, with early adoption permitted. The Company is currently evaluating this guidance to determine the impact on its disclosures.
Note 5—Acquisitions and Other Investments
Pinnacle Acquisition
On October 15, 2018, the Company acquired all of the outstanding shares of Pinnacle for a total purchase price of $2,816.2 million, which consisted of (i) a cash payment of $20.00 per share of Pinnacle common stock, totaling $1,252.2 million; (ii) issuance of Penn common stock in the amount of $749.7 million; and (iii) the retirement of $814.3 million of Pinnacle debt obligations. As discussed in Note 1, “Organization,” in conjunction with the Pinnacle Acquisition, the Company divested the membership interests of certain Pinnacle subsidiaries which operated the Divested Properties to Boyd for $604.9 million of cash, subject to customary final working capital adjustments; GLPI acquired the real estate assets associated with the Plainridge Park Casino for $250.0 million, and concurrently leased back the real estate assets to the Company; and a subsidiary of Boyd acquired the real estate assets associated with Belterra Park from a subsidiary of GLPI, from which Penn received proceeds of $57.7 million. Additionally, as a part of the transaction, the Pinnacle Master Lease was assumed and amended by the Company. For more information on the Pinnacle Master Lease and related amendment, see Note 10, “Master Lease Financing Obligations and Lease Obligations.”
The primary reasons for the acquisition are as follows: (i) the expectation that the Pinnacle Acquisition will create economies of scale and other geographic advantages by broadening the Company’s portfolio of properties to 40 properties across 18 jurisdictions; (ii) the opportunity to combine two of the top customer loyalty programs in the industry to drive incremental revenue while also benefiting from enhanced promotional opportunities in online and social gaming across the Company’s portfolio; and (iii) the identification of revenue and cost synergies driven by the elimination of corporate overhead redundancies and improved property level efficiencies, with limited incremental costs required to scale operations and integrate Pinnacle.

In completing the acquisition, each share of Pinnacle common stock (other than treasury shares held by Pinnacle) outstanding as of October 12, 2018, on a fully-diluted basis, was automatically converted into the right to receive (i) 0.42 of a fully-paid and nonassessable share of Penn common stock (the “Share Exchange Ratio”) plus (ii) $20.00 in cash. The stock price used to determine the fair value of the stock portion of the purchase price, was based on the volume-weighted average price of a share of Penn common stock as quoted on NASDAQ Global Select Market for the ten trading days between September 28, 2018 and October 11, 2018, which was $29.80. The actual number of shares of Penn common stock issued to Pinnacle shareholders upon closing was 26,295,439 and the value of those shares was based on the closing price of Penn common stock on October 15, 2018, which was $28.51.
The following table presents the calculation of the total purchase price:

(in thousands, except per share data)	October 15, 2018
Pinnacle diluted shares outstanding	62,608,188
Share Exchange Ratio	0.42
Shares of Penn common stock issued to former Pinnacle shareholders	26,295,439
Price per share of Penn common stock	$28.51
Fair value of Penn common stock issued to former Pinnacle shareholders	749,683
Cash paid to former Pinnacle shareholders	1,252,259
Cash paid by Penn to retire Pinnacle debt, inclusive of accrued interest	814,273
Purchase price	$2,816,215

The purchase price excludes $89.7 million of transaction costs, which were expensed as incurred and included in “General and administrative” within our Consolidated Statement of Operations for the year ended December 31, 2018.
Due primarily to the scale and complexity of the Pinnacle Acquisition, the Company has not yet finalized its valuation analysis and is in the process of evaluating key assumptions that derive the fair value of the assets acquired and liabilities assumed, including the income tax balances. Therefore, the allocation of the purchase price is preliminary and subject to change. The following table reflects the preliminary allocation of the purchase price to the tangible and identifiable intangible assets acquired and liabilities assumed, with the excess recorded as goodwill:

(in thousands)	October 15, 2018
Cash and restricted cash	$124,231
Assets held for sale (1)	667,036
Other current assets (2)	80,622
Property and equipment - non-Pinnacle Master Lease	318,856
Property and equipment - Pinnacle Master Lease	3,984,119
Goodwill	219,531
Other intangible assets
Gaming licenses	1,046,000
Trademarks	298,000
Customer relationships	22,400
Other long-term assets (2)	38,767
Total assets	$6,799,562

Long-term financing obligation, including current portion (3)	$3,427,016
Other current liabilities (4)	200,547
Deferred tax liabilities	339,149
Other long-term liabilities (4)	16,635
Total liabilities	3,983,347
Net assets acquired	$2,816,215

(1)
Assets held for sale represents (i) the proceeds and working capital adjustments related to the divested properties which were sold to Boyd; and (ii) proceeds received from GLPI related to the sale of the Belterra Park real estate assets.

(2)	Other current assets consist primarily of accounts receivable, prepaid expenses and inventories. Other long-term assets consist primarily of long-term notes receivables and deposits.

(3)	Long-term financing obligation, including current portion represents the financing obligation associated with Pinnacle Master Lease, as amended.

(4)	Other current liabilities consist primarily of accounts payable, accrued compensation and accrued taxes. Other long-term liabilities primarily relate to deferred compensation.
The Company used the income, market, or cost approach (or a combination thereof) for the valuation as appropriate and used valuation inputs in these models and analyses that were based on market participant assumptions. Market participants are considered to be buyers and sellers unrelated to Penn in the principal or most advantageous market for the asset or liability. For certain items, the carrying amount was determined to be a reasonable approximation of fair value based on information available to Penn management. Property acquired is inclusive of (i) non-Pinnacle Master Lease property related to our operations (such as equipment for use in gaming operations, land/leasehold improvements and furniture and equipment), which was determined to have a fair value of approximately $319 million and (ii) Pinnacle Master Lease property (such as buildings, boats, vessels, barges, and implied land and land use rights), which was determined to have a fair value of approximately $3,984 million at the acquisition date. Land use rights represent the intangible value of the Company’s ability to utilize and access land associated with long term ground lease agreements that give the Company the exclusive rights to operate the casino gaming facilities associated with such agreements. Management determined the fair value of its (i) vessels based on valuations performed by third-party specialists; (ii) land and land use rights based on the land residual technique; (iii) office equipment, computer equipment and slot machine gaming devises based on the market approach; and (iv) other property based on the cost approach supported where available by observable market data which includes consideration of obsolescence.
Acquired identifiable intangible assets consist of gaming licenses and trademarks, which are both indefinite-lived intangible assets, and customer relationships, which are amortizing intangible assets and have been assigned a useful life of 2.0 years. Management valued (i) gaming licenses using the Greenfield Method under the income approach, which estimates the fair value of the gaming license using a discounted cash flow model assuming the Company built a casino with similar utility to that of the existing facility and assumes a theoretical start-up company going into business without any assets other than the intangible asset being valued; (ii) trademarks using the relief-from-royalty method under the income approach; and (iii) customer relationships (rated player databases) using the with-and-without method of the income approach. All valuation methods are forms of the income approach supported by observable market data for peer casino operator companies.
The goodwill is partially attributable to Penn reporting units that existed prior to the Pinnacle Acquisition as it is expected that these reporting units will experience revenue growth and cost synergies resulting from the combination of the Penn and Pinnacle businesses. Goodwill from the Pinnacle Acquisition, of which $92.4 million is deductible for tax purposes, has been preliminarily allocated to the Company’s reportable segments as follows:

(in thousands)	Goodwill
Reportable segment:
Northeast	$56,400
South	48,300
West	51,431
Midwest	63,400
Total	$219,531
The following table includes the financial results of the Pinnacle properties since the acquisition date which is included within our Consolidated Statement of Operations for the year ended December 31, 2018:

(in thousands)	Period from October 15, 2018 through December 31, 2018
Revenues	$385,863
Net income	$4,664
The following table includes unaudited pro forma consolidated financial information assuming our acquisition of Pinnacle had occurred as of January 1, 2017. The pro forma financial information does not necessarily represent the results that may occur in the future. The pro forma amounts include the historical operating results of Penn and Pinnacle prior to the acquisition, with adjustments directly attributable to the acquisition, inclusive of adjustments for acquisition costs.

	For the year ended December 31,
(in thousands, unaudited)	2018	2017
Revenues	$5,069,425	$5,036,559
Net income (loss)	$83,155	$(38,045)

Greektown Casino-Hotel
On November 14, 2018, the Company announced that it had entered into a definitive agreement to acquire the operations of Greektown Casino-Hotel in Detroit, Michigan for approximately $300 million in cash. Simultaneous with the closing of the transaction, the Company will enter into a triple net lease agreement with VICI Properties, Inc. (“VICI”), a publicly-traded REIT, for the real estate assets used in the operations of the property. The lease will have an initial annual rent of $55.6 million and an initial term of 15 years, with four five-year renewal options. The transaction will be financed with a combination of cash on hand and debt. The transaction, which is expected to close in the second quarter 2019, is subject to approval of the Michigan Gaming Control Board and other customary closing conditions.
1st Jackpot Casino Tunica and Resorts Casino Tunica
 On May 1, 2017, the Company acquired RIH Acquisitions MS I, LLC and RIH Acquisitions MS II, LLC, the holding companies for the gaming operations of 1st Jackpot Casino Tunica and Resorts Casino Tunica, for total cash consideration of $47.0 million. The Company leases the underlying real estate assets associated with these properties from GLPI pursuant to the Penn Master Lease. For more information, see Note 10, “Master Lease Financing Obligations and Lease Obligations.”
Rocket Speed
On August 1, 2016, the Company acquired 100% of the outstanding equity securities of social casino game developer, Rocket Speed, for initial cash consideration of $60.5 million subject to customary working capital adjustments. The stock purchase agreement included contingent consideration payments over the next two years that were based on a multiple of 6.25 times Rocket Games’ then trailing-twelve-months earnings before interest, taxes, depreciation and amortization (“EBITDA”), subject to a cap of $110 million. Up to $10 million of the contingent consideration was accounted for as compensation as it was tied to continued employment over a two-year period. The fair value of the contingent purchase price was estimated to be $34.4 million at the acquisition date.
In September 2017, PIV reached an agreement with the former shareholders of Rocket Speed to buy out the remaining contingent consideration, which resulted in a benefit of $22.2 million, which is included within “General and administrative” within our Consolidated Statements of Operations for the year ended December 31, 2017.
Jamul Indian Village Development Corporation
On April 5, 2013, the Company announced that, subject to final National Indian Gaming Commission approval, it and the Jamul Tribe entered into definitive agreements to assist the Jamul Tribe in the development of a Hollywood Casino-branded casino on the Jamul Tribe’s trust land in San Diego County, California. The definitive agreements were entered into to: (i) secure the development, management, and branding services of the Company to assist the Jamul Tribe during the pre-development and entitlement phase of the project; (ii) set forth the terms and conditions under which the Company would provide a loan or loans to the JIVDC to fund certain development costs; and (iii) create an exclusive arrangement between the parties.
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
In January 2014, the Company announced the commencement of construction activities at the site. The facility opened to the public on October 10, 2016. The Company provided a portion of the financing to the JIVDC in connection with the project and, following the opening, had managed and provided branding for the casino.
The Company accounted for the development agreement and related loan commitment letter with the JIVDC as a loan (the “Loan”) with accrued interest in accordance with ASC Topic 310, “Receivables” (“ASC 310”). The Loan represented advances made by the Company to the JIVDC for the development and construction of a gaming facility for the Jamul Tribe on reservation land. As such, the Jamul Tribe owned the casino and its related assets and liabilities. Repayment of funds advanced to the Jamul Tribe was primarily predicated on cash flows from the operations of the facility.
In December 2015, the Company entered into an agreement to purchase a $60 million subordinated note from the previous developer of the Jamul Indian Village project for $24 million. Interest on this subordinated note, as of the effective date and at all times thereafter until the Loan has been paid in full, were to accrue as follows: as of the effective date, no interest shall accrue initially; at the opening date, interest shall accrue at a simple fixed rate of 4.25% per annum. The subordinated note is subordinated to the Loan, and payments on the subordinated note may only be made after all necessary payments are made on the Loan subject to certain limitations. The Company recorded the subordinated note at its acquisition price of $24 million, which was considered to be its fair value. As described below, this subordinated note was repaid in connection with the Jamul Tribe refinancing of its existing indebtedness and the Company received a $6 million premium, which was accounted for as an origination fee on our new loan with the JIVDC.
On October 20, 2016, the JIVDC obtained long-term secured financing, consisting of revolving and term loan credit facilities (the “Credit Facilities”) totaling approximately $460 million. The Credit Facilities, all of which were due in 2022, consisted of a $5 million revolving credit facility, a $340 million term loan B facility and a $98 million term loan C facility (the “Term Loan C”). The revolving credit facility was provided by various commercial banks; the term loan B facility was held by an affiliate of Och-Ziff Real Estate; and the Term Loan C was held by the Company. The Company accounted for the Term Loan C with the JIVDC as a loan in accordance with ASC 310.
Additionally, on October 20, 2016, the Company was repaid a net amount of $274.9 million (consisting of reimbursements totaling $372.9 million less funds advanced of $98.0 million) of the advances to the JIVDC for the development and construction of the property as well as previously purchased Jamul Tribal debt.
Although Hollywood Casino Jamul-San Diego opened to strong business and earnings volumes in October 2016, which met our expectations, results began to soften earlier and with a steeper drop-off than anticipated. As a result, we concluded the Term Loan C was impaired as of December 31, 2016 and at all time periods subsequent to this date. A loan is considered impaired when, based on current information, events and projections, it is probable that the Company will be unable to collect the scheduled payments of principal and/or interest when contractually due under the terms of the loan agreement. The fair value of the Loan was not observable, nor secured by any significant levels of collateral. Therefore, the Loan was not measured using a practical expedient (observable market rate of interest or fair value of collateral) under ASC 310. As such, an impairment charge recorded to the extent the present value of expected future cash flows discounted at the loan’s effective interest rate exceeded the carrying amount of the loan. The Company recorded interest income on a cash basis to the extent a reserve was not required for the impaired loan.
As of June 30, 2017, the JIVDC was effectively in breach of a financial covenant requirement with respect to debt-to-earnings ratios and as of September 30, 2017, the JIVDC was in active negotiations with its lenders to modify certain terms of its loan agreements, including the elimination of its June 30, 2017 financial covenant requirement. Amended terms that were negotiated during the fourth quarter 2017, were not accepted by the Jamul Tribe. As of December 31, 2017, the JIVDC was in default on its obligations. The Term Loan C was fully subordinated to the other lenders that had extended credit to the JIVDC.
In February 2018, the Company and the Jamul Tribe mutually agreed that Penn would no longer manage the facility or provide branding and development services as of May 28, 2018. The Company performed a comprehensive analysis of the future cash flows that we expected to receive on the Term Loan C based upon our best estimates of the operations of the facility and the concessions we would grant to the JIVDC. The expected cash flows to be received by the Company on the Term Loan C were then discounted at the Term Loan C’s effective interest rate in accordance with ASC 310, which was less than its carrying amount as of December 31, 2017. Therefore, the Company recorded a charge of $86.0 million within its Consolidated Statements of Operations for the year ended December 31, 2017, of which $64.0 million was recorded to an allowance for loan loss and $22.0 million was recorded as a reserve for unfunded loan commitments. The reserve for unfunded loan commitments is included in “Other noncurrent liabilities” within the Consolidated Balance Sheets as of December 31, 2017. In addition to the reserves mentioned above, the Company recorded charges of $3.8 million related to certain advances made to the JIVDC.
The unpaid principal balance of the Term Loan C as of December 31, 2017 was $98.3 million and the net carrying amount was $20.9 million. The Company’s remaining exposure as of December 31, 2017 was $27.9 million, inclusive of future unfunded commitments on the Term Loan C.
On May 25, 2018, the Company entered into a purchase agreement (the “Purchase Agreement”) with the senior lender under the credit facility for the gaming facility to sell them all of the Company’s outstanding rights and obligations under the Term Loan C and the JIVDC commitments. Pursuant to the Purchase Agreement and related agreements, the Company received cash proceeds of $15.2 million from the sale and has been relieved of all rights and obligations with respect to the JIVDC. The sale of the loan resulted in a recovery of loan losses and unfunded loan commitments of $17.0 million for the year ended December 31, 2018.

Retama Park Racetrack
We have a management contract with Retama Development Corporation (“RDC”), a local government corporation of the City of Selma, Texas, to manage the day-to-day operations of Retama Park Racetrack, located outside of San Antonio, Texas. In addition, we own 1.0% of the equity of Retama Nominal Holder, LLC, which holds a nominal interest in the racing license used to operate Retama Park Racetrack. Additionally, we own a 75.5% interest in Pinnacle Retama Partners, LLC (“PRP”), which owns the contingent gaming rights that may arise if gaming under the existing racing license becomes legal in Texas in the future.
As of December 31, 2018, PRP held $16.9 million in promissory notes issued by RDC and $7.5 million in local government corporation bonds issued by RDC, at amortized cost. The promissory notes and local government corporation bonds, which are included in “Other assets” within our Consolidated Balance Sheets, have long-term contractual maturities and are collateralized by the assets of Retama Park Racetrack. The contractual terms of these promissory notes include interest payments due at maturity; however, we have not recorded accrued interest on these promissory notes because uncertainty exists as to RDC’s ability to make interest payments. We have the positive intent and ability to hold the local government corporation bonds to maturity and until the amortized cost is recovered.
Note 6—Investments in and Advances to Unconsolidated Affiliates
As of December 31, 2018, investment in and advances to unconsolidated affiliates primarily included the Company’s 50% investment in Kansas Entertainment, which is a joint venture with International Speedway, its 50% interest in Freehold Raceway, and its 50% joint venture with MAXXAM, Inc. (“MAXXAM”) that owns and operates racetracks in Texas.
Kansas Joint Venture
The Company has a 50% investment in Kansas Entertainment, which owns the Hollywood Casino at Kansas Speedway. As of December 31, 2018 and 2017, the Company’s investment balance was $89.4 million and $88.3 million, respectively. During the years ended December 31, 2018, 2017 and 2016, the Company received distributions from Kansas Entertainment totaling $27.0 million, $26.0 million and $25.8 million, respectively, which the Company deemed to be returns on its investment based on the source of those cash flows from the normal business operations of Kansas Entertainment.
As of and for the years ended December 31, 2018 and 2017, the Company determined that Kansas Entertainment is a VIE that should not be consolidated since the Company does not qualify as the primary beneficiary. In making this determination, the Company concluded that it does not have the ability to direct the activities of Kansas Entertainment that most significantly impact Kansas Entertainment’s economic performance without the approval of International Speedway. Furthermore, International Speedway has substantive participating rights in Kansas Entertainment.
For the year ended December 31, 2018, the Company’s investment in Kansas Entertainment met the requirements of Regulation S-X Rule 4-08(g) to provide summarized financial information. The following table provides summary balance sheet and income statement information of Kansas Entertainment as required under Regulation S-X Rule 1-02(bb) for the comparative periods that are included within the Company’s Consolidated Financial Statements:

	December 31,
(in thousands)	2018	2017	2016
Current assets	$18,260	$18,452	$16,638
Noncurrent assets	$161,031	$165,801	$176,050
Current liabilities	$15,099	$17,861	$15,351

	For the year ended December 31,
(in thousands)	2018	2017	2016
Revenues	$159,017	$155,636	$152,926
Operating expenses	110,409	114,681	121,006
Operating income	48,608	40,955	31,920
Net income	$48,608	$40,955	$31,920

Net income attributable to Penn National Gaming, Inc.	$24,304	$20,478	$15,960

In addition to the assessment performed by the Company of its investment in Kansas Entertainment under the requirements of Regulation S-X Rule 4-08(g), the Company also assessed its investment in Kansas Entertainment under the requirements of Regulation S-X Rule 3-09(b) for the year ended December 31, 2018 and determined it was required to provide audited financial statements of Kansas Entertainment. The audited financial statements of Kansas Entertainment for the years ended June 30, 2018, 2017 and 2016 are provided as exhibits to this document to comply with this rule.
Texas and New Jersey Joint Ventures
The Company has a 50% interest in a joint venture with MAXXAM, which owns and operates the Sam Houston Race Park in Houston, Texas and the Valley Race Park in Harlingen, Texas, and holds a license for a racetrack in Austin, Texas. Sam Houston Race Park hosts thoroughbred and quarter-horse racing and offers daily simulcast operations, and Valley Race Park features dog racing and simulcasting. In addition, through a separate arrangement, the Company has a 50% interest in a joint venture with Greenwood Limited Jersey, Inc. (“Greenwood”), which owns and operates Freehold Raceway, in Freehold, New Jersey. The property features a half-mile standardbred racetrack and a grandstand.
As of December 31, 2018 and 2017, the Company has determined that neither its Texas joint venture nor its New Jersey joint venture qualify as a VIE. Using the guidance for entities that are not VIEs, in both cases, the Company determined that it did not have a controlling financial interest in either of the joint ventures as of and for the years ended December 31, 2018 and 2017, primarily as it did not have the ability to direct the activities of either of the joint ventures that most significantly impacted the joint ventures’ economic performance without the input of MAXXAM or Greenwood, respectively. Therefore, the Company did not consolidate either of its investment in the joint ventures as of and for the years ended December 31, 2018 and 2017.
Note 7—Property and Equipment
Property and equipment, net, consisted of the following:

	December 31,
(in thousands)	2018	2017
Property and equipment - non-Master Leases
Land and improvements	$343,987	$294,695
Building, vessels and improvements	342,944	429,015
Furniture, fixtures and equipment	1,565,830	1,385,889
Leasehold improvements	152,943	130,801
Construction in progress	25,473	15,617
	2,431,177	2,256,017
Less: Accumulated depreciation	(1,400,198)	(1,345,147)
	1,030,979	910,870
Property and equipment - Master Leases
Land and improvements	2,970,969	424,700
Building, vessels and improvements	3,845,062	2,258,577
	6,816,031	2,683,277
Less: Accumulated depreciation	(978,242)	(837,478)
	5,837,789	1,845,799
Property and equipment, net	$6,868,768	$2,756,669
Depreciation expense for all of our property and equipment was $251.9 million, $248.2 million and $261.9 million for the years ended December 31, 2018, 2017 and 2016, respectively, of which, $112.1 million, $92.4 million and $91.1 million, pertained to real estate assets subject to either of our Master Leases, respectively. Interest capitalized in connection with major construction projects was zero, $0.2 million and $0.1 million for the years ended December 31, 2018, 2017 and 2016, respectively.
During the year ended December 31, 2018, we recorded $34.3 million of impairment on the property and equipment associated with our Resorts Casino Tunica property, principally relating to the real estate assets subject to the Penn Master Lease. The charge was the result of an impairment assessment performed after reviewing the financial results and projected results of this facility, which has been impacted by nearby competition. This impairment is included in “Provision for loan loss and unfunded loan commitments to the JIVDC, net of recoveries, and impairment losses” within our Consolidated Statements of Operations. For additional information, see Note 16, “Fair Value Measurements.”

Note 8—Goodwill and Other Intangible Assets
A reconciliation of goodwill and accumulated goodwill impairment losses, by reportable segment, is as follows:

(in thousands)	Northeast Segment	South Segment	West Segment	Midwest Segment	Other	Total
Balance as of January 1, 2017
Goodwill, gross	$792,024	$100,929	$158,992	$1,045,983	$155,322	$2,253,250
Accumulated goodwill impairment losses	(707,593)	(34,522)	(1,812)	(435,283)	(84,355)	(1,263,565)
Goodwill, net	84,431	66,407	157,180	610,700	70,967	989,685
Goodwill acquired during year (1)	—	35,929	—	669	—	36,598
Impairment losses during year	—	—	(14,821)	—	(3,205)	(18,026)
Other	—	—	—	—	(160)	(160)
Balance as of December 31, 2017
Goodwill, gross	792,024	136,858	158,992	1,046,652	155,322	2,289,848
Accumulated goodwill impairment losses	(707,593)	(34,522)	(16,633)	(435,283)	(87,720)	(1,281,751)
Goodwill, net	84,431	102,336	142,359	611,369	67,602	1,008,097
Goodwill acquired during year	56,400	48,300	51,431	63,400	794	220,325
Balance as of December 31, 2018
Goodwill, gross	848,424	185,158	210,423	1,110,052	156,116	2,510,173
Accumulated goodwill impairment losses	(707,593)	(34,522)	(16,633)	(435,283)	(87,720)	(1,281,751)
Goodwill, net	$140,831	$150,636	$193,790	$674,769	$68,396	$1,228,422

(1)	The amount in the South segment originated from the acquisitions of 1st Jackpot Casino Tunica and Resorts Casino Tunica, described in Note 5, “Acquisitions and Other Investments.”
As of September 30, 2017, the Company identified an indicator of impairment on its goodwill as a result of a reversal of a significant deferred tax valuation allowance, which caused increases in the carrying amounts of certain of our reporting units. As a result of an interim assessment for impairment, the goodwill at Tropicana Las Vegas was fully impaired, resulting in an impairment charge of $14.8 million, and the goodwill at Sanford-Orlando Kennel Club was partially impaired, resulting in an impairment charge of $3.2 million. The estimated fair values of the reporting units were determined by using discounted cash flow models, which utilized Level 3 inputs. These impairments are included in “Provision for loan loss and unfunded loan commitments to the JIVDC, net of recoveries, and impairment losses” within our Consolidated Statements of Operations.
As of December 31, 2018, six reporting units had negative carrying amounts. The amount of goodwill at these reporting units was as follows (in thousands):

Northeast segment
Hollywood Casino at Charles Town Races	$8,654
Hollywood Casino Columbus	$6,200
Hollywood Casino Toledo	$5,800
South segment
Hollywood Casino Gulf Coast	$2,700
Midwest segment
Argosy Casino Alton	$11,863
Hollywood Casino Joliet	$4,600

The table below presents the gross carrying amount, accumulated amortization, and net carrying amount of each major class of other intangible assets:

	December 31, 2018			December 31, 2017
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Indefinite-lived intangible assets
Gaming licenses	$1,498,309	$—	$1,498,309	$374,709	$—	$374,709
Trademarks	298,000	—	298,000	—	—	—
Other	696	—	696	696	—	696
Amortizing intangible assets
Customer relationships	98,752	(51,544)	47,208	75,252	(42,432)	32,820
Other	61,918	(49,263)	12,655	56,231	(41,850)	14,381
Total other intangible assets	$1,957,675	$(100,807)	$1,856,868	$506,888	$(84,282)	$422,606
Other intangible assets increased by $1,434.3 million for the year ended December 31, 2018 primarily due to the Pinnacle Acquisition, which is discussed in Note 5, “Acquisitions and Other Investments.” Additionally, we purchased two Category 4 gaming licenses to operate up to 750 slot machines and initially up to 30 table games, under each license, in York County, Pennsylvania for $50.1 million and in Berks County, Pennsylvania for $7.5 million, and real money iGaming and sports betting licenses in Pennsylvania for $20.0 million, all of which have been classified as indefinite-lived intangible assets. There were no impairment charges recorded on other intangible assets for the years ended December 31, 2018, 2017 or 2016.
Our amortizing intangible assets have a weighted-average remaining amortization period of 3.5 years. Amortization expense relating to our amortizing intangible assets were $17.1 million, $18.9 million, and $9.3 million for the years ended December 31, 2018, 2017 and 2016, respectively. The following table presents the estimated amortization expense based on our amortizing intangible assets as of December 31, 2018 (in thousands):

Years ending December 31:
2019	$22,085
2020	16,472
2021	4,795
2022	4,063
2023	4,003
Thereafter	8,445
Total	$59,863

Note 9—Long-term Debt
Long-term debt, net of current maturities, was as follows:

	December 31,
(in thousands)	2018	2017
Senior Secured Credit Facilities:
Revolving Credit Facility due 2023	$112,000	$—
Term Loan A Facility due 2023	707,674	288,750
Term Loan B Facility due 2024	—	471,250
Term Loan B-1 Facility due 2025	1,128,750	—
5.625% Notes due 2027	400,000	400,000
Other long-term obligations	104,583	119,310
Capital leases	381	891
	2,453,388	1,280,201
Less: Current maturities of long-term debt	(62,140)	(35,612)
Less: Debt discount	(2,748)	(2,558)
Less: Debt issuance costs	(38,412)	(27,406)
	$2,350,088	$1,214,625
The following is a schedule of future minimum repayments of long-term debt as of December 31, 2018 (in thousands):

Year ending December 31:
2019	$62,140
2020	63,114
2021	81,474
2022	99,919
2023	655,069
Thereafter	1,491,672
Total minimum payments	$2,453,388

Senior Secured Credit Facilities
On October 30, 2013, the Company entered into a credit agreement (the “2013 Credit Agreement”) providing for: (i) a five-year $500 million revolving credit facility (the “2013 Revolving Credit Facility”), (ii) a five-year $500 million term loan A facility (the “2013 Term Loan A Facility”) and (iii) a seven-year $250 million term loan B facility (the “2013 Term Loan B Facility” and collectively with the 2013 Revolving Credit Facility and the 2013 Term Loan A Facility, the “2013 Senior Secured Credit Facilities”). The 2013 Term Loan A Facility was priced at LIBOR plus a spread (ranging from 1.25% to 2.75%) based on the Company’s Consolidated Total Net Leverage Ratio (as defined in the 2013 Credit Agreement). The 2013 Term Loan B Facility was priced at LIBOR plus 2.50%, with a 0.75% LIBOR floor.
On April 28, 2015, the Company entered into an agreement to amend its 2013 Credit Agreement (the “Amended 2013 Credit Agreement”). In August 2015, the Amended 2013 Credit Agreement went into effect, which increased the capacity under the 2013 Revolving Credit Facility to $633.2 million and increased the 2013 Term Loan A Facility to $646.7 million. The Amended 2013 Credit Agreement did not impact the 2013 Term Loan B Facility.
On January 19, 2017, the Company entered into an agreement to amend and restate its Amended 2013 Credit Agreement (the “2017 Credit Agreement”), which provided for: (i) a five-year $700 million revolving credit facility (the “Revolving Credit Facility”), a five-year $300 million term loan A facility (the “Term Loan A Facility”), and a seven-year $500 million Term Loan B facility (the “Term Loan B Facility” and collectively with the Revolving Credit Facility and the Term Loan A Facility, the “Senior Secured Credit Facilities”).
On October 15, 2018, in connection with the Pinnacle Acquisition, the Company entered into an incremental joinder agreement (the “Incremental Joinder”), which amended the 2017 Credit Agreement (the “Amended 2017 Credit Agreement”). The Incremental Joinder provided for an additional $430.2 million of incremental loans having the same terms as the existing

Term Loan A Facility, with the exception of extending the maturity date, and an additional $1,128.8 million of loans as a new tranche having new terms (the “Term Loan B-1 Facility”). The proceeds resulting from the Incremental Joinder were used; together with cash on hand and proceeds received from (i) newly-issued shares of the Company’s common stock, (ii) the sale of the Divested Properties to Boyd, (iii) the Plainridge Park Casino Sale-Leaseback, and (iv) the sale of the real estate assets associated with Belterra Park to GLPI; to (a) acquire all of the issued and outstanding equity interests of Pinnacle, (b) repay in full Pinnacle’s existing senior secured credit facilities at the time of the acquisition, (c) redeem, repurchase, defease or satisfy and discharge in full Pinnacle’s outstanding 5.625% senior notes due 2024, (d) repay in full the Company’s outstanding borrowings under its Term Loan B Facility at the time of the acquisition, and (e) pay fees, costs and expenses associated with the foregoing. With the exception of extending the maturity date, the Incremental Joinder did not impact the Revolving Credit Facility.
The final maturity dates for the Term Loan A Facility and Term Loan B-1 Facility are October 19, 2023 and October 15, 2025, respectively. The applicable margin for the Term Loan A Facility ranges from 1.25% to 3.00% per annum for LIBOR loans and 0.25% to 2.00% per annum for base rate loans, in each case depending on the Consolidated Total Net Leverage Ratio (as defined in the Amended 2017 Credit Agreement) as of the most recent fiscal quarter. The applicable margin for the Term Loan B-1 Facility is 2.25% per annum for LIBOR loans and 1.25% per annum for base rate loans. The Term Loan B-1 Facility is subject to a LIBOR “floor” of 0.75%. Prior to extinguishment, the applicable margin for the Term Loan B Facility was 2.50% per annum for LIBOR loans and 1.50% per annum for base rate loans. In addition, we pay a commitment fee on the unused portion of the commitments under the Revolving Credit Facility at a rate that ranges from 0.20% to 0.50% per annum, depending on the Consolidated Total Net Leverage Ratio as of the most recent fiscal quarter.
As of December 31, 2018 and 2017, the Company had conditional obligations under letters of credit issued pursuant to the Senior Secured Credit Facilities with face amounts aggregating $30.0 million and $22.1 million, respectively, resulting in $558.0 million and $677.9 million of available borrowing capacity under the Revolving Credit Facility, respectively.
For the year ended December 31, 2018, in connection with the debt financing transactions relating to the Pinnacle Acquisition and principal repayments on the Term Loan B Facility, the Company recorded $5.5 million in refinancing costs and a $21.0 million loss on early extinguishment of debt, related to refinancing costs on the extinguishment of the Term Loan B Facility and the write-off of debt issuance costs and the discount on the Term Loan B Facility. For the year ended December 31, 2017, in connection with the repayment of the 2013 Senior Secured Credit Facilities, the Company recorded $1.7 million in refinancing costs and a $2.3 million loss on early extinguishment of debt, related to the write-off of debt issuance costs and the discount on the 2013 Term Loan B Facility. The refinancing costs are included in “Other” within our Consolidated Statements of Operations.
The payment and performance of obligations under the Senior Secured Credit Facilities are guaranteed by a lien on and security interest in substantially all of the assets (other than excluded property such as gaming licenses) of the Company and its subsidiaries.
5.625% Senior Unsecured Notes
On January 19, 2017, the Company completed an offering of $400 million aggregate principal amount of 5.625% senior unsecured notes that mature on January 15, 2027 (the “5.625% Notes”) at a price of par. Interest on the 5.625% Notes is payable on January 15th and July 15th of each year. The 5.625% Notes will not be guaranteed by any of the Company’s subsidiaries except in the event that the Company in the future issues certain subsidiary-guaranteed debt securities. The Company may redeem the 5.625% Notes at any time on or after January 15, 2022, at the declining redemption premiums set forth in the indenture governing the 5.625% Notes, and, prior to January 15, 2022, at a “make-whole” redemption premium set forth in the indenture governing the 5.625% Notes. In addition, prior to January 15, 2020, the Company may redeem the 5.625% Notes with an amount equal to the net proceeds from one or more equity offerings, at a redemption price equal to 105.625% of the principal amount of the 5.625% Notes redeemed, together with accrued and unpaid interest to, but not including, the redemption date, so long as at least 60% of the aggregate principal amount of the notes originally issued under the indenture remains outstanding and such redemption occurs within 180 days of closing of the related equity offering.
The Company used a portion of the proceeds from the issuance of the 5.625% Notes to retire its existing 5.875% Notes (as defined below) and, along with loans funded under the 2017 Credit Agreement, repay amounts outstanding under its Amended 2013 Credit Agreement, including to fund related transaction fees and expenses. The remaining proceeds from the issuance of the 5.625% Notes were used for general corporate purposes.

Redemption of 5.875% Senior Subordinated Notes
During the year ended December 31, 2017, the Company redeemed all of its $300 million 5.875% senior subordinated notes (“5.875% Notes”), which were due in 2021. In connection with this redemption, the Company recorded a $21.1 million loss on early extinguishment of debt for the year ended December 31, 2017 related to the difference between the reacquisition price of the 5.875% Notes and their carrying amount.
Other Long-Term Obligations
Ohio Relocation Fees
As of December 31, 2018 and 2017, other long-term obligations included $91.3 million and $105.4 million, respectively, related to the relocation fees for Hollywood Gaming at Dayton Raceway and Hollywood Gaming at Mahoning Valley Race Course.
In June 2013, the Company finalized the terms of its memorandum of understanding with the State of Ohio, which included an agreement by the Company to pay a relocation fee in return for being able to relocate its existing racetracks in Toledo and Grove City to Dayton and Mahoning Valley, respectively. Upon opening of these two racinos in Ohio in September 2014, the relocation fee for each new racino was recorded at the present value of the contractual obligation, which was calculated as $75.0 million based on the 5.0% discount rate included in the agreement. The relocation fee for each facility is payable as follows: $7.5 million upon the opening of the facility and eighteen semi-annual payments of $4.8 million beginning one year after the commencement of operations. This obligation is accreted to interest expense at an effective yield of 5.0%. The amount included in interest expense related to this obligation was $4.8 million, $5.5 million and $6.2 million for the years ended December 31, 2018, 2017 and 2016, respectively.
Event Center
As of December 31, 2018 and 2017, other long-term obligations included $13.2 million and $13.8 million, respectively, related to the repayment obligation of a hotel and event center located near Hollywood Casino Lawrenceburg.
The City of Lawrenceburg Department of Redevelopment completed construction of a hotel and event center located less than a mile away from Hollywood Casino Lawrenceburg. Effective in January 2015, by contractual agreement, a repayment obligation for the hotel and event center was assumed by a wholly-owned subsidiary of the Company in the amount of $15.3 million, which was financed through a loan with the City of Lawrenceburg Department of Redevelopment, in exchange for conveyance of the property. The Company is obligated to make annual payments on the loan of $1.0 million for 20 years, which began in January 2016. This obligation is accreted to interest expense at its effective yield of 3.0%. The amount included in interest expense related to this obligation was $0.4 million for each of the years ended December 31, 2018, 2017 and 2016.
Corporate Airplane Loan
On September 30, 2016, the Company acquired a previously-leased corporate airplane that was accounted for as a capital lease, which was financed through an amortizing loan at a fixed interest rate of 5.22% for a term of five years with monthly payments of $0.2 million and a balloon payment of $12.6 million at the end of the loan term. We repaid the loan in full on January 19, 2017.
Covenants
Our Senior Secured Credit Facilities and 5.625% Notes require us, among other obligations, to maintain specified financial ratios and to satisfy certain financial tests, including the Maximum Consolidated Total Net Leverage Ratio, Maximum Consolidated Senior Secured Net Leverage Ratio and Minimum Interest Coverage Ratio (as such terms are defined in our Amended 2017 Credit Agreement) as well as the Fixed Charge Coverage Ratio (as defined in the indenture governing our 5.625% Notes). In addition, the Company’s Senior Secured Credit Facilities and 5.625% Notes restrict, among other things, our ability to incur additional indebtedness, incur guarantee obligations, amend debt instruments, pay dividends, create liens on assets, make investments, engage in mergers or consolidations, and otherwise restrict corporate activities. As of December 31, 2018, the Company was in compliance with all required financial covenants.

Note 10—Master Lease Financing Obligations and Lease Obligations
Master Lease Financing Obligations
The majority of the gaming facilities used in the Company’s operations are subject to triple net master leases; the most significant of which are the Penn Master Lease and the Pinnacle Master Lease. As discussed in Note 3, “Summary of Significant Accounting Policies,” the Company’s Master Leases are accounted for as financing obligations. Contingent rental payments, such as escalators and the percentage rents not considered to be fixed at lease inception under the Penn Master Lease and the Pinnacle Master Lease are recorded as interest expense as incurred.
Penn Master Lease
Pursuant to a triple net master lease with GLPI (the “Penn Master Lease”), which became effective November 1, 2013, the Company leases real estate assets associated with 20 of the gaming facilities used in its operations. The Penn Master Lease has an initial term of 15 years with four subsequent, five-year renewal periods on the same terms and conditions, exercisable at the Company’s option.
The payment structure under the Penn Master Lease includes a fixed component, a portion of which is subject to an annual escalator of up to 2%, depending on the Adjusted Revenue to Rent Ratio (as defined in the Penn Master Lease) of 1.8:1, and a component that is based on the performance of the facilities, which is prospectively adjusted (i) every five years by an amount equal to 4% of the average change in net revenues of all facilities under the Penn Master Lease compared to a contractual baseline (other than Hollywood Casino Columbus and Hollywood Casino Toledo) during the preceding five years (“Penn Percentage Rent”) and (ii) monthly by an amount equal to 20% of the revenues of Hollywood Casino Columbus and Hollywood Casino Toledo in excess of a contractual baseline.
In April 2014, we entered into an amendment to the Penn Master Lease in order to revise certain provisions relating to our former Argosy Casino Sioux City property. In accordance with that amendment, upon the cessation of gaming operations at Argosy Casino Sioux City on July 30, 2014, due to the termination of its gaming license, the annual payment to GLPI was reduced by $6.2 million. In addition, with the openings of Hollywood Gaming at Dayton Raceway and Hollywood Gaming at Mahoning Valley Race Course in September 2014, our annual payment increased by $19 million, which approximated 10% of the real estate construction costs paid for by GLPI related to these facilities.
In connection with the acquisitions of 1st Jackpot Casino Tunica and Resorts Casino Tunica in May 2017, the Company’s Penn Master Lease financing obligation increased by $82.6 million, which was the price paid by GLPI for the casinos’ underlying real estate assets. As a result of the addition of these two properties to the Penn Master Lease, the annual rent payment increased by $9.0 million.
The Company has incurred annual escalators under the Penn Master Lease, which resulted in increases to the Company’s annual payment of $5.4 million, $2.4 million and $4.5 million commencing on November 1, 2018, 2017 and 2016, respectively. Additionally, effective November 1, 2018, the Penn Percentage Rent reset resulted in an annual rent reduction of $11.3 million, which will be in effect until the next Penn Percentage Rent reset, occurring on November 1, 2023.
Total lease payments under the Penn Master Lease were as follows:

	For the year ended December 31,
(in thousands)	2018	2017	2016
Reduction of financing obligation	$60,061	$57,859	$50,548
Interest expense attributable to financing obligation	401,483	397,580	391,738
Total lease payments under the Penn Master Lease	$461,544	$455,439	$442,286

The interest expense recognized for the years ended December 31, 2018, 2017 and 2016 includes $48.9 million, $46.8 million and $43.8 million, respectively, from contingent payments associated with the monthly variable components for Hollywood Casino Columbus and Hollywood Casino Toledo.
Pinnacle Master Lease
In connection with the Pinnacle Acquisition, the Company assumed a triple net master lease with GLPI, originally effective April 28, 2016 (“Pinnacle Master Lease”). Concurrent with the closing of the Pinnacle Acquisition on October 15, 2018, the Company entered into an amendment to the Pinnacle Master Lease to, among other things, (i) remove Ameristar Casino Resort St. Charles, Ameristar Casino Hotel Kansas City and Belterra Casino Resort, which were sold to Boyd, and (ii) add Plainridge

Park Casino, whose real estate assets were sold to GLPI and concurrently leased back to the Company for a fixed annual rent of $25.0 million. Further, the rent payment under the Pinnacle Master Lease was increased by a fixed annual amount of $13.9 million to adjust the rent to reflect current market conditions. Reflecting this amendment, the Company leases real estate assets associated with twelve of the gaming facilities used in the Company’s operations from GLPI.
Upon assumption of the Pinnacle Master Lease, as amended, there were 7.5 years remaining of the initial 10-year term, with five subsequent, five-year renewal periods exercisable at the Company’s option. The payment structure under the Pinnacle Master Lease includes a fixed component, which is subject to an annual escalator of up to 2%, depending on the Adjusted Revenue to Rent Ratio (as defined in the Pinnacle Master Lease) of 1.8:1, and a component that is based on the performance of the facilities, which is prospectively adjusted every two years by an amount equal to 4% of the average change in net revenues of all facilities under the Pinnacle Master Lease compared to a contractual baseline during the preceding two years (“Pinnacle Percentage Rent”). The next Pinnacle Percentage Rent reset will occur effective May 1, 2020.
Total lease payments under the Pinnacle Master Lease were as follows:

(in thousands)	For the Year Ended December 31, 2018
Reduction of financing obligation	$7,351
Interest expense attributable to financing obligation	62,993
Total lease payments under the Pinnacle Master Lease (1)	$70,344

(1)	Includes $13.6 million pertaining to the period from October 15, 2018 through October 31, 2018, which was prepaid by Pinnacle.
The future minimum payments related to the Penn Master Lease and Pinnacle Master Lease as of December 31, 2018 were as follows:

(in thousands)	Penn Master Lease	Pinnacle Master Lease	Total
Year ending December 31:
2019	$347,384	$329,245	$676,629
2020	347,384	308,067	655,451
2021	347,384	297,478	644,862
2022	347,384	297,478	644,862
2023	347,384	297,478	644,862
Thereafter	8,626,711	8,131,064	16,757,775
Total minimum lease payments	10,363,631	9,660,810	20,024,441
Less: Amounts representing interest	(7,100,050)	(7,285,956)	(14,386,006)
Plus: Residual values	215,179	1,294,801	1,509,980
Present value of future minimum lease payments	3,478,760	3,669,655	7,148,415
Less: Current portion of financing obligation	(21,114)	(46,663)	(67,777)
Long-term portion of financing obligation	$3,457,646	$3,622,992	$7,080,638

Operating Lease Commitments
The Company is liable under numerous operating leases for various assets, including, but not limited to ground leases, the Meadows Lease (as defined and discussed below), automobiles, and other equipment. Total rental expense under all operating lease agreements was $58.1 million, $45.4 million and $40.3 million for the years ended December 31, 2018, 2017 and 2016, respectively.

The future minimum lease commitments relating to the base lease rent portion of noncancelable operating leases as of December 31, 2018 were as follows (in thousands):

Year ending December 31:
2019	$43,913
2020	40,510
2021	30,497
2022	30,109
2023	28,454
Thereafter	272,492
Total	$445,975

Meadows Lease
In connection with the Pinnacle Acquisition, the Company assumed a triple net lease of the real estate assets used in the operation of Meadows Racetrack and Casino, originally effective September 9, 2016 (the “Meadows Lease”), with GLPI as the landlord. The Meadows Lease is accounted for as an operating lease.
Upon assumption of the Meadows Lease, there were 8.0 years remaining of the initial 10-year term, with three subsequent, five-year renewal options followed by one four-year renewal option on the same terms and conditions, exercisable at the Company’s option. The payment structure under the Meadows Lease includes a fixed component (“Meadows Base Rent”), which is subject to an annual escalator of up to 5% for the initial term or until the lease year in which Meadows Base Rent plus Meadows Percentage Rent (see defined below) is a total of $31.0 million, subject to certain adjustments, and up to 2% thereafter, subject to an Adjusted Revenue to Rent Ratio (as defined in the Meadows Lease) of 2.0:1. The Meadows Percentage Rent is based on the performance of the facilities, which is prospectively adjusted for the next two-year period equal to 4% of the average annual net revenues during the trailing two-year period. The next Meadows Percentage Rent reset will occur effective October 1, 2020.
Total lease payments under the Meadows Lease were $5.6 million during the year ended December 31, 2018, of which $3.8 million was recorded as rent expense, which is included in “General and administrative” within our Consolidated Statements of Operations.
Note 11—Commitments and Contingencies
Litigation
The Company is subject to various legal and administrative proceedings relating to personal injuries, employment matters, commercial transactions, development agreements and other matters arising in the ordinary course of business. The Company does not believe that the final outcome of these matters will have a material adverse effect on the Company’s consolidated financial position or results of operations. In addition, the Company maintains what it believes is adequate insurance coverage to further mitigate the risks of such proceedings. However, such proceedings can be costly, time consuming and unpredictable and; therefore, no assurance can be given that the final outcome of such proceedings may not materially impact the Company’s consolidated financial condition or results of operations. Further, no assurance can be given that the amount or scope of existing insurance coverage will be sufficient to cover losses arising from such matters.
Legal proceedings could result in costs, settlements, damages, or rulings that materially impact the Company’s consolidated financial condition or operating results. The Company believes that it has meritorious defenses, claims and/or counter-claims with respect to these proceedings, and intends to vigorously defend itself or pursue its claims.
Location Share Agreements
The Company’s subsidiary, PSG, enters into location share agreements with bar and retail establishments in Illinois. These agreements are contracts which allow PSG to place VGTs in the bar or retail establishment in exchange for a percentage of the variable revenue generated by the VGTs. PSG holds the gaming license with the state of Illinois and the location share percentage is determined by the state of Illinois. For the years ended December 31, 2018, 2017 and 2016, the total location share payments made by PSG, which are recorded within our Consolidated Statements of Operations as gaming expenses, were $34.7 million, $29.7 million, and $21.2 million, respectively.

Purchase Obligations
The Company has obligations to purchase various goods and services totaling $97.2 million as of December 31, 2018, of which $64.9 million will be incurred in 2019.
Capital Expenditure Commitments
The Company’s properties that are subject to either of the Master Leases are obligated to spend a minimum of 1% of annual net revenues for the maintenance of those facilities.
Labor Agreements
The Company is required to have agreements with the horsemen at the majority of its racetracks to conduct its live racing and/or simulcasting activities. In addition, in order to operate gaming machines and table games in West Virginia, the Company must maintain agreements with each of the Charles Town horsemen, pari-mutuel clerks and breeders.
At Hollywood Casino at Charles Town Races, the Company has an agreement with the Charles Town Horsemen’s Benevolent and Protective Association, which expired on June 18, 2018, but has been extended until April 18, 2019. Hollywood Casino at Charles Town Races also has an agreement with the breeders that expires on June 30, 2019. Additionally, the pari-mutuel clerks at Charles Town are represented under a collective bargaining agreement with the West Virginia Union of Mutuel Clerks, which expired on December 31, 2010, but has been extended on a month-to-month basis.
The Company’s agreement with the Pennsylvania Horsemen’s Benevolent and Protective Association at Hollywood Casino at Penn National Race Course was renewed through January 31, 2020. The Company has an agreement with Laborers’ International Union of North America Local 108, regarding both on-track and off-track pari-mutuel clerks and admission staff, which expires on December 1, 2021. The Company has an agreement, which runs through August 2021, with the International Chapter of Horseshoers and Allied Equine Trades Local 947 regarding starting gate and jockey valet staff.
The Company’s agreement with the Meadows Standardbred Owners Clubs Association was renewed through December 31, 2018. Meadows Racetrack and Casino has existing collective bargaining agreements with (1) The International Union, Security, Police and Fire Professionals of America and Local #508, which expires August 16, 2020, (2) UNITE/Hotel Employees and Restaurant Employees (“HERE”) Local 57, which expires on September 11, 2020, and (3) Laborers Local Union #108 On-Track and Off-Track, which expires on March 31, 2022.
We are in the process of extending the Company’s agreement with the Maine Harness Horsemen Association at Bangor Raceway through the conclusion of the 2020 racing season.
In March 2014, Hollywood Gaming at Mahoning Valley Race Course entered into an agreement with the Ohio Horsemen’s Benevolent and Protective Association. The term is for a period of ten years from the September 2014 commencement of video lottery terminal operations at that facility. Hollywood Gaming at Dayton Raceway entered into a ten-year agreement with the Ohio Harness Horsemen’s Association for racing at the property in September 2015. In January 2014, Plainridge Park Casino entered into an agreement with the Harness Horsemen’s Association of New England, which expired on December 31, 2018 and is currently under negotiation.
Across certain of the Company’s properties, Seafarers Entertainment and Allied Trade Union (“SEATU”) represents approximately 1,628 of the Company’s employees under a National Agreement that expires on January 24, 2032 and Local Addenda that expire at various times between June 2021 and October 2024.
SEATU agreements are in place at Hollywood Casino Joliet, Hollywood Casino Lawrenceburg, Argosy Casino Riverside, Argosy Casino Alton, Hollywood Casino at Kansas Speedway, Hollywood Gaming Dayton, Hollywood Gaming at Mahoning Valley, Plainridge Park Casino, and Ameristar East Chicago. Argosy Alton has a wage reopener in 2019; Plainridge Park Casino wage reopener from October 2018 is still outstanding. The remainder of the SEATU agreements have expiration dates in 2020 and beyond.
At Hollywood Casino Joliet, the Hotel Employees and Restaurant Employees Union Local 1 represents approximately 172 employees under a collective bargaining agreement which expires on March 31, 2019. At Hollywood Casino Columbus and Hollywood Casino Toledo, a council comprised of the United Auto Workers and the United Steel Workers represents approximately 1,254 employees under a collective bargaining agreement which ends on November 15, 2019.
Ameristar East Chicago has existing collective bargaining agreements with (1) SEATU, which expires on July 30, 2023 and (2) UNITE/HERE Best and Final, which expired April 30, 2018 and has been extended on a year-to-year basis.

Tropicana Las Vegas has seven existing collective bargaining agreements with the following unions: (1) Culinary & Bartenders, which expired on May 31, 2018 and continues year to year at the discretion of either party, (2) United Brotherhood of Carpenters, which expires on July 31, 2019, (3) International Brotherhood of Electrical Workers, which expires on February 28, 2021, (4) International Alliance of Theatrical Stage Employees, which expired on December 31, 2018 and continues year to year at the discretion of either party, (5) International Union of Painters and Allied Trades, which expired on June 30, 2018 and continues year to year at the discretion of either party, and (6)/(7) Teamsters, regarding front and back of the house; both agreements expired on March 31, 2018 and have been extended on a year-to-year basis.
If the Company fails to maintain operative agreements with the horsemen at a track, it will not be permitted to conduct live racing and export and import simulcasting at that track and off-track wagering facilities (“OTWs”) and, in West Virginia, the Company will not be permitted to operate its gaming machines and table games unless the state intervenes or changes the statute. In addition, the Company’s simulcasting agreements are subject to the horsemen’s approval. If the Company fails to renew or modify existing agreements on satisfactory terms, this failure could have a material adverse effect on its business, financial condition and results of operations. Except for the closure of the facilities at Hollywood Casino at Penn National Race Course and its OTWs from February 16, 1999 to March 24, 1999 due to a horsemen’s strike, and a few days at other times and locations, the Company has been able to maintain the necessary agreements. There can be no assurance that the Company will be able to maintain the required agreements.
Employee Benefit Plans
The Company maintains a qualified retirement plan under the provisions of Section 401(k) of the Internal Revenue Code of 1986, as amended, which covers all eligible employees (the “Penn 401(k) Plan”). The Penn 401(k) Plan enables participating employees to defer a portion of their salary in a retirement fund to be administered by the Company. The Company makes a discretionary match contribution, where applicable, of 50% of employees’ elective salary deferrals, up to a maximum of 6% of eligible employee compensation. The matching contributions to the Penn 401(k) Plan for the years ended December 31, 2018, 2017 and 2016 were $6.5 million, $6.0 million, and $5.3 million, respectively.
The Company also has a defined contribution plan, the Charles Town Races Future Service Retirement Plan, covering substantially all of its union employees at Hollywood Casino at Charles Town Races. Hollywood Casino at Charles Town Races makes annual contributions to the defined contribution plan for the eligible union employees and to the Penn 401(k) Plan for the eligible non-union employees for an amount equal to the amount accrued for retirement expense, which is calculated as 0.25% of the daily mutual handle, 1.0% of net video lottery revenue up to a base and, after the base is met, it reverts to 0.5% and 0.84% of table and poker revenue, respectively. The contributions for the two plans at Hollywood Casino at Charles Town Races for the years ended December 31, 2018, 2017 and 2016 were $2.6 million, $2.6 million, and $2.8 million, respectively.
The Company maintains a non-qualified deferred compensation plan (the “EDC Plan”) that covers most management and other highly-compensated employees. The EDC Plan was effective beginning March 1, 2001. The EDC Plan allows the participants to defer, on a pre-tax basis, a portion of their base annual salary and/or their annual bonus and earn tax-deferred earnings on these deferrals. The EDC Plan also provides for matching Company contributions that vest over a five-year period. The Company has established a trust, and transfers to the trust, on a periodic basis, an amount necessary to provide for its respective future liabilities with respect to participant deferral and Company contribution amounts. The Company’s matching contributions for the EDC Plan for the years ended December 31, 2018, 2017 and 2016 were $2.3 million, $2.2 million, and $2.2 million, respectively. The Company’s deferred compensation liability, which is included in “Other current liabilities” within the Consolidated Balance Sheets, was $64.1 million and $64.7 million as of December 31, 2018 and 2017, respectively.
Note 12—Income Taxes
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
Also on December 22, 2017, the SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”), which provided accounting guidance for the Tax Act. SAB 118 provided a measurement period similar to a business combination whereby a company recognizes provisional amounts to the extent that they are reasonably estimable and adjusts them over time as more information becomes available, not to extend beyond one year from the Tax Act enactment date. In accordance with SAB 118, a company must reflect the income tax effects of the Tax Act for which the accounting under ASC 740 is complete. To the extent the accounting related to the Tax Act is incomplete but a reasonable estimate is attainable, a provisional estimate should be reflected within the financial statements.
For the year ended December 31, 2017, the Company recorded a provisional amount for certain enactment-date effects of the Tax Act by applying the guidance in SAB 118 for the effects of the following aspects: remeasurement of deferred tax assets and liabilities, one-time transition tax, and tax on GILTI. As of December 31, 2018, the accounting for all enactment-date income tax effects of the Tax Act was complete resulting in an adjustment to income tax expense of $1.2 million, which increased the effective tax rate for the year ended December 31, 2018 by 1.3%.
In connection with our initial analysis of the Tax Act impact during 2017, we recorded a provisional decrease to net deferred tax assets of $261.3 million with a corresponding increase to deferred tax expense to account for the change in the federal tax rate to 21%. The Company’s computations were complete as of December 22, 2018, and a change of $0.3 million was recorded in the current year for the remeasurement of our net deferred tax assets. Beginning in 2018, the new federal rate of 21% has been reflected in the current federal tax expense within our Consolidated Statement of Operations.
Additionally, there was a one-time deemed repatriation tax on undistributed foreign earnings and profits (the “transition tax”). The application of the transition tax was relevant to certain undistributed and previously untaxed post-1986 foreign earnings and profits from our management service contract with Casino Rama located in Orillia, Ontario. The Company recognized a provisional tax expense of $2.6 million related to the transition tax in 2017 and the new law allows a Company to pay this liability over an eight-year period without interest. Upon further analysis of the Tax Act and published guidance issued and proposed by the U.S. Department of the Treasury and the Internal Revenue Service, we finalized our calculations of the transition tax liability during 2018. We increased our December 31, 2017 provisional amount by $0.9 million, which is included as a component of income tax expense. We have elected to pay our transition tax over the eight-year period provided in the Tax Act. As of December 31, 2018, the remaining balance of our transition tax obligation was $3.2 million, which will be paid over the next seven years. The Tax Act also contained a new GILTI tax provision and due to the complexity and timing of the enactment, the Company did not record any provisional amount in the December 31, 2017 Consolidated Financial Statements, or make a policy decision regarding whether to record deferred taxes related to GILTI. In accordance with U.S. GAAP, the Company has made an accounting policy election to treat taxes due under the GILTI tax provision as a current period expense. The GILTI provision resulted in a current period expense of $0.3 million.
The following table summarizes the tax effects of temporary differences between the Consolidated Financial Statements carrying amount of assets and liabilities and their respective tax basis, which are recorded at the prevailing enacted tax rate that will be in effect when these differences are settled or realized. These temporary differences result in taxable or deductible amounts in future years. The Company assessed all available positive and negative evidence to estimate whether sufficient future taxable income will be generated to realize our existing net deferred tax assets. In connection with the failed spin-off-leaseback, the Company continued to record real estate assets and a financing obligation of $2.0 billion and $3.5 billion, respectively, on November 1, 2013, which resulted in a substantial increase to our net deferred tax assets of $599.9 million. ASC 740 suggests that additional scrutiny should be given to deferred taxes of an entity with cumulative pre-tax losses during the most recent three years. Positive evidence of sufficient quantity and quality is required to overcome such significant negative evidence to conclude that a valuation allowance is not warranted.

The components of the Company’s deferred tax assets and liabilities were as follows:

	December 31,
(in thousands)	2018	2017
Deferred tax assets:
Stock-based compensation expense	$8,998	$15,038
Accrued expenses	42,897	39,474
Loan to the JIVDC	—	26,237
Financing obligations associated with Master Leases	1,919,718	900,311
Unrecognized tax benefits	6,732	6,565
Investments in unconsolidated affiliates	3,579	—
Net operating losses, interest limitation and tax credit carryforwards	122,785	59,842
Gross deferred tax assets	2,104,709	1,047,467
Less: Valuation allowance	(89,508)	(113,699)
Net deferred tax assets	2,015,201	933,768
Deferred tax liabilities:
Property and equipment, non-Master Leases	(47,308)	(33,148)
Property and equipment, Master Leases	(1,599,907)	(469,363)
Investments in unconsolidated affiliates	—	(1,218)
Undistributed foreign earnings	(349)	(2,061)
Intangibles	(287,025)	(37,035)
Net deferred tax liabilities	(1,934,589)	(542,825)
Noncurrent deferred tax assets, net	$80,612	$390,943

We recorded a $1.0 billion increase in gross deferred income tax assets and $1.4 billion increase in gross deferred tax liabilities in connection with the acquisition of Pinnacle, which were primarily related to temporary differences associated with the financing obligation on the Pinnacle Master Lease, acquired net operating losses, and property and equipment assumed under the Pinnacle Master Lease, as amended. Pinnacle properties will now be included in our consolidated federal and state tax returns, which impacted our effective tax rate in certain jurisdictions in the fourth quarter 2018.
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
The Company determined that a valuation allowance was no longer required against its federal and state net deferred tax assets for the portion that will be realized. The most significant evidence that led to the reversal of the valuation allowance during the three months ended September 30, 2017 included the following:

•
Achievement and sustained growth in our three-year cumulative pretax earnings.  During the fourth quarter 2016, we emerged from a three-year cumulative pretax loss position, generating a near break-even cumulative amount of pretax income. This cumulative pretax income increased to $76.6 million as of September 30, 2017 and was expected to rise substantially at year-end since the Company had recorded a $161.5 million pretax loss in the fourth quarter 2014 due to impairment charges of $155.3 million in that period.

•	Substantial pretax income in seven of the last eight quarters with the only loss reported eight quarters ago.

•
Lack of significant goodwill and intangible asset impairment charges expected in 2017. The Company had experienced significant impairment charges in connection with the spin-off of its real estate assets to GLPI in November 2013. The Company recorded impairment charges totaling $40.0 million, $159.9 million and $798.3 million for the years ended December 31, 2015, 2014 and 2013, respectively. There were no impairments recorded in 2016 and for the nine months ended September 30, 2017, the Company recorded impairments of $29.9 million.

For the three months ended December 31, 2017, there were no material changes to our core business operations that altered our prior interim conclusion to release the valuation allowance against the federal and state net deferred tax assets for the portion that is more-likely-than-not to be realized. As such, the Company released $741.9 million of its total valuation allowance for the year ended December 31, 2017 due to the positive evidence outweighing the negative evidence thereby allowing the Company to achieve the “more-likely-than-not” realization standard. Moreover, the Company continued to experience significant three-year cumulative pretax income of $185.5 million as of December 31, 2018 supporting the position that a federal valuation allowance is not necessary excluding the valuation allowance recorded on the federal capital loss carryforwards. During the three months ended December 31, 2018, we released a partial valuation allowance on a capital loss carryforward in the amount of $22.4 million that offset the capital gain realized on the Plainridge Park Casino Sale-Leaseback. This reversal is reflected in our income tax benefit within the Consolidated Statements of Operations. The Company continued to maintain a valuation allowance of $89.5 million as of December 31, 2018 primarily related to certain state filing groups where we continue to be in a cumulative three-year pretax loss position.
Following the ownership changes of the Tropicana Las Vegas and more recently the Pinnacle Acquisition, the Company had $252.8 million of total federal net operating loss carryforwards and a Section 163(j) interest limitation carryforward of $18.0 million. The portion of tax attributes that will expire on various dates from 2020 through 2037 is $182.1 million. The remaining tax attributes do not expire. The utilization of indefinite federal net operating loss carryforwards is limited to 80% of taxable income in any given year. As management receives additional information during the measurement period, the tax attributes acquired from Pinnacle may be adjusted through goodwill and accounted for in the period they arise. All acquired tax attributes are subject to limitations under the Internal Revenue Code and underlying Treasury Regulations, however, we believe it is more-likely-than-not that the benefit from these tax attributes will be realized.
For state income tax reporting, the Company had gross state net operating loss carryforwards aggregating approximately $835.2 million available to reduce future state income taxes, primarily for the Commonwealth of Pennsylvania and the States of Missouri, New Mexico, Louisiana, Iowa, Illinois, and Ohio localities as of December 31, 2018. The tax benefit associated with these net operating loss carryforwards was approximately $53.2 million. Due to statutorily limited operating loss carryforwards and income and loss projections in the applicable jurisdictions, a valuation allowance has been recorded to reflect the net operating losses which are not presently expected to be realized in the amount of $32.1 million. If not used, substantially all the carryforwards will expire at various dates from December 31, 2019 to December 31, 2038. The increase in total gross state net operating loss carryforwards was largely due to the tax attributes acquired upon closing the Pinnacle Acquisition. Following the ownership change, the Company acquired approximately $382.0 million of gross state net operating loss carryforwards available to reduce future state income taxes.
Overall, the Company’s valuation allowance decreased year-over-year by a net amount of $24.2 million, primarily due to the partial recognition of a capital loss carryforward associated with the loan to the JIVDC that offset the capital gain recognized from the Plainridge Park Casino Sale-Leaseback. The tax effects of the Pinnacle Acquisition were immaterial to the Company’s valuation allowance; however, they are preliminary and subject to change during the measurement period. A change in purchase accounting may affect the recorded deferred tax assets and liabilities and our effective rate in a future period.
The domestic and foreign components of income (loss) before income taxes for the years ended December 31, 2018, 2017 and 2016 were as follows:

	For the year ended December 31,
(in thousands)	2018	2017	2016
Domestic	$89,582	$(29,538)	$116,693
Foreign	339	4,494	3,924
Total	$89,921	$(25,044)	$120,617

The provision for income taxes charged to operations for the years ended December 31, 2018, 2017 and 2016 was as follows:

	For the year ended December 31,
(in thousands)	2018	2017	2016
Current tax benefit (expense)
Federal	$(15,336)	$(16,318)	$(8,721)
State	(6,402)	(6,062)	(3,489)
Foreign	(1,349)	2,981	9,639
Total current	(23,087)	(19,399)	(2,571)
Deferred tax benefit (expense)
Federal	14,576	480,712	(4,701)
State	10,945	39,255	(3,279)
Foreign	1,159	(2,061)	(756)
Total deferred	26,680	517,906	(8,736)
Total income tax benefit (expense)	$3,593	$498,507	$(11,307)

The following table reconciles the statutory federal income tax rate to the actual effective income tax rate for the years ended December 31, 2018, 2017 and 2016:

	For the year ended December 31,
	2018	2017	2016
Percent of pretax income
Federal statutory rate	21.0%	35.0%	35.0%
State and local income taxes - net of federal benefits	(6.2)	6.3	1.2
Nondeductible expenses	6.9	(16.0)	0.3
Goodwill impairment	—	(20.5)	—
Compensation	(3.8)	29.5	(1.5)
Contingent liability settlement	—	22.9	0.6
Foreign	(0.1)	11.3	(8.5)
Valuation allowance	(20.3)	2,962.3	(17.1)
Tax Act - deferred rate change	—	(1,043.5)	—
Other miscellaneous items	(1.5)	3.3	(0.6)
Total effective tax rate	(4.0)%	1,990.6%	9.4%

The income tax benefit (expense) differs from the federal statutory amount due to the effect of the items detailed in the table below:

	For the year ended December 31,
(in thousands)	2018	2017	2016
Amount of pretax income
Federal statutory rate	$(18,883)	$8,765	$(42,216)
State and local income taxes - net of federal benefits	5,615	1,567	(1,498)
Nondeductible expenses	(6,161)	(4,018)	(371)
Goodwill impairment	—	(5,131)	—
Compensation	3,369	7,376	1,817
Contingent liability settlement	—	5,740	(756)
Foreign	117	2,840	10,268
Valuation allowance	18,275	741,872	20,675
Tax Act - deferred rate change	—	(261,329)	—
Other miscellaneous items	1,261	825	774
Total income tax benefit (expense)	$3,593	$498,507	$(11,307)

A reconciliation of the beginning and ending amounts for the liability for unrecognized tax benefits was as follows:

(in thousands)	Unrecognized tax benefits
Unrecognized tax benefits as of January 1, 2017	$26,792
Additions based on current year positions	2,979
Additions based on prior year positions	2,836
Decreases due to settlements and/or reduction in reserves	(1,322)
Currency translation adjustments	(119)
Settlement payments	(216)
Unrecognized tax benefits as of December 31, 2017	30,950
Additions based on current year positions	—
Additions based on prior year positions	775
Decreases due to settlements and/or reduction in reserves	(2,005)
Currency translation adjustments	(39)
Settlement payments	—
Unrecognized tax benefits as of December 31, 2018	$29,681

The Company is required under ASC 740 to disclose its accounting policy for classifying interest and penalties, the amount of interest and penalties charged to expense each period, as well as the cumulative amounts recorded within the Consolidated Balance Sheets. The Company will continue to classify any income tax related penalties and interest accrued related to unrecognized tax benefits in the income tax provisions within the Consolidated Statements of Operations.
During the year ended December 31, 2018, the Company did not record any new tax reserves, and accrued interest or penalties related to current year uncertain tax positions. The tax reserves acquired through the Pinnacle Acquisition were immaterial and as such we did not disclose separately in the reconciliation above. In regard to prior year tax positions, the Company recorded $0.8 million of tax reserves and accrued interest and reversed $2.2 million of previously recorded tax reserves and accrued interest for uncertain tax positions that are anticipated to settle and/or close within the next 12 months. We recognize accrued interest and penalties related to uncertain tax positions as a component of income taxes. The unrecognized tax benefits of $30.4 million are included in “Noncurrent tax liabilities” within the Company’s Consolidated Balance Sheets. Overall, the Company recorded a net tax expense of $0.5 million in connection with its uncertain tax positions for the year ended December 31, 2018.
Included in the liability for unrecognized tax benefits as of December 31, 2018 and 2017 were $23.6 million and $25.1 million, respectively, of tax positions that, if reversed, would affect the effective tax rate. Also included in the reserve as of December 31, 2018 and 2017, was less than $0.1 million and $0.1 million, respectively, of currency translation gain related to foreign currency tax positions and the settlement receivable on account.
During the years ended December 31, 2018 and 2017, the Company recognized approximately $0.5 million and $1.7 million, respectively, of interest and penalties, net of deferred taxes. In addition, due to settlements and/or reductions in previously recorded liabilities, the Company had reductions in previously accrued interest and penalties of $0.2 million, net of deferred taxes. These accruals are included in “Noncurrent tax liabilities” within the Company’s Consolidated Balance Sheets.
The Company is currently in various stages of the examination process in connection with its open audits. Generally, it is difficult to determine when these examinations will be closed, but the Company reasonably expects that its ASC 740 liabilities will not significantly change over the next twelve months.
As of December 31, 2018, the Company is subject to U.S. federal income tax examinations for the tax years 2015, 2016, and 2017. In addition, the Company is subject to state and local income tax examinations for various tax years in the taxing jurisdictions in which the Company operates.
As of December 31, 2018 and 2017, “Prepaid expenses” within the Company’s Consolidated Balance Sheets included prepaid income taxes of $14.9 million and $12.0 million, respectively.

Note 13—Stockholders’ Equity (Deficit)
Share Repurchase Program
On February 3, 2017, the Company announced a share repurchase program pursuant to which the Board of Directors authorized to repurchase up to $100 million of the Company’s common stock, which expired on February 1, 2019. During the years ended December 31, 2018 and 2017, the Company repurchased 2,299,498 and 1,264,149 shares, respectively, of its common stock in open market transactions for $50.0 million at an average price of $21.74 per share and $24.8 million at an average price of $19.59 per share, respectively. All repurchased shares were retired.
Preferred Equity Investment
On June 15, 2007, the Company announced that it had entered into a merger agreement that, at the effective time of the transactions contemplated thereby, would have resulted in the Company’s shareholders receiving $67 per share. Specifically, the Company, PNG Acquisition Company Inc. (“Parent”) and PNG Merger Sub Inc., a wholly-owned subsidiary of Parent, announced that they had entered into an Agreement and Plan of Merger, dated as of June 15, 2007 (the “Merger Agreement”), that provided, among other things, for PNG Merger Sub, Inc. to be merged with and into the Company, as a result of which the Company would have continued as the surviving corporation and would have become a wholly-owned subsidiary of Parent. Parent was indirectly owned by certain funds managed by affiliates of Fortress Investment Group LLC (“Fortress”) and Centerbridge Partners, L.P. (“Centerbridge”).
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
As part of the Spin-Off, the Company entered into an agreement (the “Exchange Agreement”) with FIF V PFD LLC, an affiliate of Fortress, providing for the exchange of shares of the Company’s Series B Preferred Stock for shares of a new class of preferred stock, Series C Preferred Stock, in contemplation of the Spin-Off.
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
On October 11, 2013, the Company completed its exchange and repurchase transactions with Fortress and repurchased all of the 2,300 shares of Series B Preferred Stock held by Centerbridge at par and issued to the affiliate of Fortress 14,553 shares of non-voting Series C Preferred Stock in order to redeem all of the previously outstanding shares of Series B Preferred Stock. The Company then repurchased 5,929 shares of Series C Preferred Stock from Fortress. Additionally, in February 2013, the Company repurchased 225 shares of Series B Preferred Stock from WF Investment Holdings, LLC at a slight discount to par. In these transactions, the Company paid a total of $649.5 million, which was primarily funded by borrowings under the 2013 Revolving Credit Facility, to the affiliates of Fortress, Centerbridge and WF Investment Holdings, LLC.
In 2016, Fortress sold all 8,624 shares of Series C Preferred Stock, which converted upon sale into 8,624,000 shares of common stock under previously agreed upon terms. As a result, no shares of Series C Preferred Stock were outstanding as of December 31, 2018 and 2017.
Note 14—Stock-Based Compensation
2008 Long Term Incentive Compensation Plan
On August 20, 2008, the Company’s Board of Directors approved, subject to shareholder approval, the 2008 Long Term Incentive Compensation Plan (the “2008 Plan”) and on November 12, 2008, the Company’s shareholders approved the 2008

Plan, which permitted the Company to issue stock options (incentive and/or non-qualified), stock appreciation rights (“SARs”), restricted stock, phantom stock units (“PSUs”) and other equity and cash awards to employees. Non-employee directors were eligible to receive all such awards, other than incentive stock options. On June 9, 2011 and June 12, 2014, the Company’s shareholders approved amendments to the 2008 Plan, which collectively increased the aggregate number of shares of common stock that may be issued from 6,900,000 to 16,350,000. Awards of stock options and SARs were counted against the 16,350,000 limit as one share of common stock for each share granted; however, each share awarded in the form of restricted stock, or any other full value stock award, was counted as issuing 2.44 shares of common stock for purposes of determining the number of shares available for issuance under the 2008 Plan. Any awards that were not settled in shares of common stock were not counted against the limit. The 2008 Plan remains in place until all of the awards granted thereunder have been paid, forfeited or expired. However, the shares which remained available for issuance under such plan as of June 13, 2018 are no longer available for issuance and all future equity awards will be pursuant to the 2018 Long Term Incentive Compensation Plan (the “2018 Plan”) described below.
2018 Long Term Incentive Compensation Plan
On March 21, 2018, the Company’s Board of Directors approved, subject to shareholder approval, the 2018 Plan and on June 13, 2018, the Company’s shareholders approved the 2018 Plan, which permits the Company to issue stock options (incentive and/or non-qualified), SARs, restricted stock, PSUs and other equity and cash awards to employees. Non-employee directors are eligible to receive all such awards, other than incentive stock options. Pursuant to the 2018 Plan, 12,700,000 shares of the Company’s common stock are reserved for issuance. Awards of stock options and SARs will be counted against the 12,700,000 limit as one share of common stock for each share granted. However, each share awarded in the form of restricted stock, or any other full value stock award, will be counted as issuing 2.30 shares of common stock for purposes of determining the number of shares available for issuance under the plan. Any awards that are not settled in shares of common stock shall not count against the limit. As of December 31, 2018, there were 11,921,545 shares available for future grants under the 2018 Plan.
Performance Share Programs
On February 9, 2016, the Company’s Compensation Committee of the Board of Directors adopted a performance share program (the “2016 Performance Share Program”) pursuant to the 2008 Plan, which provides for the issuance of restricted stock awards with performance-based vesting conditions. An aggregate of 172,245 and 189,085 performance shares were granted on February 17, 2017 and February 9, 2016, respectively, with each grant having a three-year award period consisting of three one-year performance periods and a three-year service period.
On February 6, 2018, the Company’s Compensation Committee of the Board of Directors adopted a performance share program (the “2018 Performance Share Program” and together with the 2016 Performance Share Program, the “Performance Share Programs”) pursuant to the 2018 Plan, which provides for the issuance of restricted stock awards with performance-based vesting conditions. An aggregate of 197,727 performance shares were granted on February 6, 2018 with the grant having a three-year award period consisting of three one-year performance periods and a three-year service period.
The Company’s named executive officers and other key executives were/are eligible to participate in the Performance Share Programs. The Performance Share Programs were adopted in order to provide key executives with stock-based compensation tied directly to the Company’s performance to further align their interests with those of shareholders and provide compensation only if the designated performance goals are met for the applicable performance periods. For all awards granted under the Performance Share Programs as of December 31, 2018, the performance goal for each performance period is based on EBITDA, adjusted for certain other items, as established for each one-year performance period. The awards have the potential to be earned at between 0% and 150% of the number of shares granted in one-third increments depending on achievement of the annual performance goals, but remain subject to vesting for the full three-year service period.
As of December 31, 2018, the adjusted EBITDA target for the third tranche of the performance awards granted in 2017 and the second and third tranches of the performance awards granted in 2018 were not yet established. Therefore, for accounting purposes, the Company concluded that a grant date has not yet occurred. Stock-based compensation expense will be measured for each tranche based on the fair value of the restricted stock awards using the Company’s closing stock price on the grant date since all key terms for the specific tranche were established and mutually understood by the Company and the individuals receiving the awards. At each reporting period, accruals of stock-based compensation expense are based on the probable outcome of the performance condition. See “Restricted Stock Awards” section below.

Stock-based Compensation Expense
Stock-based compensation expense for the years ended December 31, 2018, 2017 and 2016 totaled $12.0 million, $7.8 million and $6.9 million, respectively, and is included within the Consolidated Statements of Operations under “General and administrative.”
Stock Options
Stock options that expire between January 3, 2019 and January 3, 2029, have been granted to officers, directors, employees, and predecessor employees to purchase common stock at prices ranging from $8.88 to $32.90 per share. All options were granted at the fair market value of the common stock on the grant date (as defined in the respective plan document) and have contractual lives ranging from 1 to 10 years. The Company issues new authorized common shares to satisfy stock option exercises.
The following table contains information about our stock options:

	Number of Option Shares	Weighted-Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of January 1, 2018	6,551,314	$12.29
Granted	663,343	$30.75
Exercised	(1,302,501)	$8.70
Forfeited	(42,945)	$16.67
Outstanding as of December 31, 2018	5,869,211	$15.14	3.97	$28,470
Exercisable as of December 31, 2018	3,099,460	$12.83	3.25	$17,992

The weighted-average grant-date fair value of options granted during the years ended December 31, 2018, 2017 and 2016 was $9.88, $4.48 and $3.97, respectively. The aggregate intrinsic value of stock options exercised during the years ended December 31, 2018, 2017 and 2016 was $28.7 million, $15.8 million and $10.3 million, respectively.
The following table summarizes information about our outstanding stock options as of December 31, 2018:

	Exercise Price Range			Total
	$8.88 to $13.35	$13.50 to $20.52	$20.75 to $32.90	$8.88 to $32.90
Outstanding options
Number outstanding	3,637,366	1,570,183	661,662	5,869,211
Weighted-average remaining contractual life (years)	3.22	4.87	6.01	3.97
Weighted-average exercise price	$12.65	$14.38	$30.67	$15.14
Exercisable options
Number outstanding	2,645,735	452,466	1,259	3,099,460
Weighted-average exercise price	$12.53	$14.56	$20.75	$12.83

As of December 31, 2018, the unamortized compensation costs not yet recognized related to stock options granted totaled $9.7 million. This cost is expected to be recognized over the remaining vesting periods, which will not exceed four years.
The following are the weighted-average assumptions used in the Black-Scholes option-pricing model for the years ended December 31, 2018, 2017 and 2016:

	For the year ended December 31,
	2018	2017	2016
Risk-free interest rate	2.26%	1.97%	1.20%
Expected volatility	30.80%	30.66%	31.23%
Dividend yield	—	—	—
Weighted-average expected life (in years)	5.30	5.30	5.40

Restricted Stock Awards
As noted above, the Company issues restricted stock awards with performance-based vesting conditions under its Performance Share Programs. Additionally, in conjunction with the Pinnacle Acquisition, the Company awarded 129,961 restricted stock awards to new employees of the Company. The following table contains information on our restricted stock awards:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding as of January 1, 2018	267,655	$13.83
Awarded	333,478	$30.00
Released	(30,979)	$14.15
Canceled	(11,333)	$17.96
Outstanding at December 31, 2018	558,821	$23.38

As of December 31, 2018, the unamortized compensation costs not yet recognized related to restricted stock awarded totaled $7.4 million. This cost is expected to be recognized over the remaining vesting periods, which will not exceed four years.
Phantom Stock Units
The Company’s PSUs, which vest over a period of three to four years, entitle employees and directors to receive cash based on the fair value of the Company’s common stock on the vesting date. The PSUs are accounted for as liability awards and are re-measured at fair value each reporting period until they become vested with compensation expense being recognized over the requisite service period in accordance with ASC Subtopic 718-30, “Compensation—Stock Compensation, Awards Classified as Liabilities.” The Company has a liability, which is included in “Accrued salaries and wages” within the Consolidated Balance Sheets, associated with its PSUs of $1.7 million and $4.8 million as of December 31, 2018 and 2017, respectively.
For PSUs held by employees and directors of the Company, there was $3.0 million of total unrecognized compensation cost as of December 31, 2018 that will be recognized over the awards remaining weighted average vesting period of 2.05 years. For the years ended December 31, 2018, 2017 and 2016, the Company recognized $1.1 million, $11.9 million, and $8.5 million of compensation expense associated with these awards, respectively. Amounts paid by the Company for the years ended December 31, 2018, 2017 and 2016 on these cash-settled awards totaled $4.2 million, $12.7 million, and $10.7 million, respectively.
Stock Appreciation Rights
The fair value of SARs is calculated each reporting period and estimated using the Black-Scholes option pricing model. The Company’s SARs, which vest over a period of four years, are accounted for as liability awards since they will be settled in cash. Accordingly, the Company has a liability, which is included in “Accrued salaries and wages” within the Consolidated Balance Sheets, associated with its SARs of $6.8 million and $24.0 million as of December 31, 2018 and 2017, respectively.
For SARs held by employees of the Company, there was $4.5 million of total unrecognized compensation cost as of December 31, 2018 that will be recognized over the awards remaining weighted average vesting period of 1.95 years. For the year ended December 31, 2018, the Company recognized a reduction to compensation expense of $6.7 million associated with these awards compared to a charge to compensation expense of $21.9 million and $2.4 million for the years ended December 31, 2017 and 2016, respectively. Amounts paid by the Company for the years ended December 31, 2018, 2017 and 2016 on these cash-settled awards totaled $10.5 million, $6.2 million and $3.3 million, respectively.

Note 15—Segment Information
We have aggregated our operating segments into four reportable segments based on the similar characteristics of the operating segments within the regions in which they operate: Northeast, South, West and Midwest. The Other category is included in the following tables in order to reconcile the segment information to the consolidated information. Inter-segment revenues were not material in any of the years presented below. During the fourth quarter 2018, the Company made revisions to its reportable segments upon the consummation of the Pinnacle Acquisition. Apart from the addition of the new properties, the most significant change was dividing the South/West segment into two separate reportable segments. The financial information presented below reflects such changes, including restating prior year financial information.
The Company utilizes Adjusted EBITDAR (as defined below) as its measure of segment profit or loss. The following table highlights our revenues and Adjusted EBITDAR for each reportable segment and reconciles Adjusted EBITDAR to Income (loss) before income taxes.

	For the year ended December 31,
(in thousands)	2018	2017	2016
Revenues:
Northeast segment	$1,891,514	$1,756,579	$1,741,809
South segment	394,351	224,247	185,832
West segment	437,887	380,418	360,776
Midwest segment	823,717	735,033	704,272
Other (1)	40,449	51,693	41,691
Revenues	$3,587,918	$3,147,970	$3,034,380

Adjusted EBITDAR (2):
Northeast segment	$583,791	$549,304	$536,446
South segment	118,962	62,580	56,060
West segment	114,267	72,744	72,509
Midwest segment	294,332	249,744	239,899
Other (1)	(68,111)	(55,223)	(67,773)
Adjusted EBITDAR (2)	1,043,241	879,149	837,141

Other operating benefits (costs) and other income (expenses):
Rent expense associated with triple net operating lease (3)	(3,797)	—	—
Charge for stock compensation	(12,034)	(7,780)	(6,871)
Cash-settled stock award variance	19,611	(23,471)	6,688
Gain (loss) on disposal of assets	(3,168)	(172)	2,471
Contingent purchase price	(454)	6,840	(1,277)
Pre-opening and acquisition costs	(95,020)	(9,732)	—
Depreciation and amortization	(268,990)	(267,062)	(271,214)
Provision for loan loss and unfunded loan commitments to the JIVDC, net of recoveries, and impairment losses	(17,921)	(107,810)	—
Insurance recoveries, net of deductible charges	68	289	726
Non-operating items for Kansas JV	(5,118)	(5,866)	(10,311)
Interest expense	(539,417)	(466,761)	(459,243)
Interest income	1,005	3,552	24,186
Loss on early extinguishment of debt	(20,964)	(23,963)	—
Other	(7,121)	(2,257)	(1,679)
Income (loss) before income taxes	$89,921	$(25,044)	$120,617

(1)
The Other category consists of the Company's standalone racing operations, namely Sanford-Orlando Kennel Club, located in Longwood, Florida, and the Company’s joint venture interests in Texas and New Jersey (see Note 6, “Investments in and Advances to Unconsolidated Affiliates”). The Other category also includes PIV, our management contract for Retama Park Racetrack, and our live and televised poker tournament series that operates under the trade name, Heartland Poker Tour. Expenses incurred for corporate and shared services activities that are directly attributable to a property or are otherwise incurred to support a property are allocated to each property. The Other category also includes corporate overhead costs, which consist of certain expenses, such as: payroll, professional fees, travel expenses and other general and administrative expenses that do not directly relate to or have otherwise been allocated to a property.

(2)
The Company defines Adjusted EBITDAR as earnings before interest income and expense, income taxes, depreciation and amortization, rent expense associated with our triple net operating leases, stock compensation, debt extinguishment and financing charges, impairment charges, insurance recoveries and deductible charges, changes in the estimated fair value of our contingent purchase price obligations, gain or loss on disposal of assets, the difference between budget and actual expense for cash-settled stock-based awards, pre-opening and acquisition costs, and other income or expenses. Adjusted EBITDAR is also inclusive of income or loss from unconsolidated affiliates, with our share of non-operating items (such as depreciation and amortization) added back for our joint venture in Kansas Entertainment. Adjusted EBITDAR excludes payments associated with our Master Leases with GLPI as these leases are accounted for as financing obligations.

(3)	During the year ended December 31, 2018, the Company's only triple net operating lease was the Meadow Lease.

	For the year ended December 31,
(in thousands)	2018	2017	2016
Capital expenditures:
Northeast segment	$38,873	$26,283	$34,380
South segment	10,587	6,354	6,249
West segment	12,816	35,671	24,209
Midwest segment	25,285	26,176	27,218
Other	4,996	4,777	5,189
Total capital expenditures	$92,557	$99,261	$97,245

(in thousands)	Northeast	South	West	Midwest	Other	Total
As of December 31, 2018
Investment in and advances to unconsolidated affiliates	$105	$—	$—	$89,350	$39,033	$128,488
Total assets (1)	$1,330,256	$1,082,304	$755,665	$1,411,468	$6,381,319	$10,961,012

As of December 31, 2017
Investment in and advances to unconsolidated affiliates	$102	$—	$—	$88,296	$60,514	$148,912
Total assets (1)	$921,044	$169,255	$625,019	$970,809	$2,548,685	$5,234,812

As of December 31, 2016
Investment in and advances to unconsolidated affiliates	$76	$—	$—	$93,768	$62,332	$156,176
Total assets (1)	$973,423	$121,619	$718,457	$991,759	$2,169,226	$4,974,484

(1)	Total assets of the Other category includes the carrying amount of the real estate assets under the Master Leases.
Note 16—Fair Value Measurements
ASC Topic 820, “Fair Value Measurements and Disclosures,” establishes a hierarchy that prioritizes fair value measurements based on the types of inputs used for the various valuation techniques (market approach, income approach and cost approach). The levels of the hierarchy are described below:

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
The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of assets and liabilities and their placement within the fair value hierarchy.

The following methods and assumptions are used to estimate the fair value of each class of financial instruments for which it is practicable to estimate. The fair value of the Company’s trade accounts receivable and payables approximates the carrying amounts.
Cash and cash equivalents
The fair value of the Company’s cash and cash equivalents approximates the carrying amount of the Company’s cash and cash equivalents, due to the short maturity of the cash equivalents.
Held-to-maturity Securities and Promissory Notes
As discussed in Note 5, “Acquisitions and Other Investments,” the Company holds local government bonds, which are classified as held-to-maturity securities, and promissory notes. The fair values of such investments are principally based on appraised values of the land associated with Retama Park Racetrack, which are classified as Level 2 inputs.
Loan to the JIVDC
The fair value of the Company’s Term Loan C to the JIVDC as of December 31, 2017 was based on the present value of the projected future cash flows discounted at 14%, which we believed approximated the return a market participant would require. Since the projections are based on management’s internal projections, the Company concluded that this instrument should be classified as a Level 3 measurement. As discussed in Note 5, “Acquisitions and Other Investments,” during the year ended December 31, 2018, the Company sold all outstanding rights and obligations under the JIVDC commitments.
Long-term debt
The fair value of the Company’s Term Loan A Facility, Term Loan B-1 Facility and 5.625% Notes is estimated based on quoted prices in active markets and as such is a Level 1 measurement. The fair value of the Company’s Revolving Credit Facility approximates its carrying amount as it is revolving, variable rate debt, which we classify as a Level 2 measurement.
Other long-term obligations as of December 31, 2018 and 2017 include the relocation fees for Hollywood Gaming at Dayton Raceway and Hollywood Gaming at Mahoning Valley Race Course and the repayment obligation of a hotel and event center located near Hollywood Casino Lawrenceburg, which are discussed in Note 9, “Long-term Debt.” The fair values of these long-term obligations are estimated based on rates consistent with the Company’s credit rating for comparable terms and debt instruments and as such are Level 2 measurements.
Other Liabilities
Other liabilities as of December 31, 2018 and 2017 principally consists of contingent consideration relating to Plainridge Park Casino, which was acquired in September 2013. The contingent consideration is calculated based on actual earnings of the gaming operations over the first 10 years of operations, which commenced on June 24, 2015. As of December 31, 2018 and 2017, we were contractually obligated to make seven and eight remaining annual payments, respectively. The fair value of this liability, which is included within our Consolidated Balance Sheet in “Other current liabilities” or “Other noncurrent liabilities,” depending on the timing of the next payment, is estimated based on an income approach using a discounted cash flow model and has been classified as a Level 3 measurement.

The carrying amounts and estimated fair values by input level of the Company’s financial instruments were as follows:

	December 31, 2018
(in thousands)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$479,598	$479,598	$479,598	$—	$—
Held-to-maturity securities	$7,466	$7,879	$—	$7,879	$—
Promissory notes	$16,853	$17,415	$—	$17,415	$—
Financial liabilities:
Long-term debt
Senior Secured Credit Facilities	$1,907,932	$1,886,333	$1,886,333	$—	$—
5.625% Notes	$399,332	$360,000	$360,000	$—	$—
Other long-term obligations	$104,583	$96,338	$—	$96,338	$—
Other liabilities	$21,863	$21,857	$—	$2,815	$19,042

	December 31, 2017
(in thousands)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$277,953	$277,953	$277,953	$—	$—
Loan to the JIVDC	$20,900	$16,533	$—	$—	$16,533
Financial liabilities:
Long-term debt
Senior Secured Credit Facilities	$730,787	$760,456	$760,456	$—	$—
5.625% Notes	$399,249	$412,000	$412,000	$—	$—
Other long-term obligations	$119,310	$113,460	$—	$113,460	$—
Other liabilities	$22,696	$22,696	$—	$—	$22,696

The following table summarizes the changes in fair value of the Company’s Level 3 liabilities measured on a recurring basis:

Other Liabilities
(in thousands)	Contingent Purchase Price
Balance at January 1, 2016	$13,815
Additions	34,945
Payments	(1,793)
Included in earnings (1)	1,277
Balance at December 31, 2016	48,244
Additions	905
Payments	(19,613)
Included in earnings (1)	(6,840)
Balance at December 31, 2017	22,696
Payments	(4,108)
Included in earnings (1)	454
Balance at December 31, 2018	$19,042

(1)	The charge (benefit) is included within “General and administrative” within our Consolidated Statement of Operations.

The following table sets forth the assets measured at fair value on a non-recurring basis during the years ended December 31, 2018 and 2017:

(in thousands)	Valuation Date	Valuation Technique	Level 1	Level 2	Level 3	Total Balance	Total Reduction in Fair Value Recorded
Goodwill (1)	9/30/2017	Discounted Cash Flow	$—	$—	$598	$598	$(18,026)
Property and equipment (2)	12/31/2018	Cost and Market Approach	$—	$—	$—	$—	$(34,288)

(1)
See Note 3, “Summary of Significant Accounting Policies” for a description of the inputs and the information used to develop the inputs in calculating the fair value measurements of goodwill and indefinite-lived intangible assets.

(2)
The fair value, which was concluded to be zero, of our property and equipment associated with Resorts Casino Tunica was determined using Level 2 inputs. See Note 7, “Property and Equipment” for more information.

The following table summarizes the significant unobservable inputs used in calculating fair value for our Level 3 liabilities as of December 31, 2018:

	Valuation Technique	Unobservable Input	Discount Rate
Recurring basis:
Contingent purchase price - Plainridge Park Casino	Discounted cash flow	Discount rate	7.53%

Note 17—Related Party Transactions
The Company currently leases executive office buildings in Wyomissing, Pennsylvania from affiliates of its Chairman of the Board of Directors. Rent expense for the years ended December 31, 2018, 2017 and 2016 was $1.3 million, $1.2 million and $1.2 million, respectively. The leases for the office space expire in May 2019 and August 2024. The future minimum lease commitments relating to these leases as of December 31, 2018 were $3.2 million.
Note 18—Summarized Quarterly Data (Unaudited)
The following table summarizes the quarterly results of operations for the years ended December 31, 2018 and 2017:

	Fiscal Quarter
(in thousands, except per share data)	First	Second (1)	Third	Fourth (2)
2018
Revenues	$816,085	$826,913	$789,651	$1,155,269
Operating income	$172,134	$181,755	$155,843	$124,360
Net income (loss)	$45,437	$53,988	$36,125	$(42,036)
Earnings (loss) per common share:
Basic earnings (loss) per common share	$0.50	$0.59	$0.39	$(0.37)
Diluted earnings (loss) per common share	$0.48	$0.57	$0.38	$(0.37)

	Fiscal Quarter
(in thousands, except per share data)	First (3)	Second (4)	Third (5)	Fourth (6)
2017
Revenues	$776,224	$796,463	$806,247	$769,036
Operating income	$140,287	$134,989	$143,663	$26,775
Net income (loss)	$5,104	$17,079	$789,340	$(338,060)
Earnings (loss) per common share:
Basic earnings (loss) per common share	$0.06	$0.19	$8.68	$(3.72)
Diluted earnings (loss) per common share	$0.06	$0.18	$8.43	$(3.72)

(1)
During the second quarter 2018, the Company recorded a recovery of loan losses and unfunded loan commitments of $17.0 million relating to the JIVDC. See Note 5, “Acquisitions and Other Investments,” for further details.

(2)
During the fourth quarter 2018, we acquired Pinnacle, which resulted in the incurrence of $74.7 million in pre-opening and acquisition costs. See Note 5, “Acquisitions and Other Investments,” for further details. In addition, we recorded a $34.3 million impairment of long-lived assets. See

Note 7, “Property and Equipment,” for further details. Lastly, we recorded a $17.2 million loss on early extinguishment of debt. See Note 9, “Long-term Debt,” for more details.

(3)
During the first quarter 2017, PSG acquired DSG Amusement, Ltd., which operated two VGT routes. Additionally, we recorded a $23.4 million loss on early extinguishment of debt. See Note 9, “Long-term Debt,” for more details.

(4)	During the second quarter 2017, PSG acquired Advantage Gaming LLC, which operated two VGT routes, and the Company acquired 1st Jackpot Casino Tunica and Resorts Casino Tunica.

(5)
During the third quarter 2017, we released $766.2 million of our total valuation allowance, as discussed in Note 12, “Income Taxes.” In addition, we recorded $18.0 million of goodwill impairment, as discussed in Note 8, “Goodwill and Other Intangible Assets.” Lastly, PIV reached an agreement with the former shareholders of Rocket Speed to buy out the remaining contingent consideration, which resulted in a benefit in the amount of $22.2 million.

(6)
During the fourth quarter 2017, we wrote off $257.0 million of deferred tax assets due to the Tax Act. See Note 12, “Income Taxes,” for further information. We also recorded a $77.9 million provision relating to JIVDC loan losses and unfunded loan commitments.

Note 19—Subsequent Events
Margaritaville Resort Casino
On January 1, 2019, the Company acquired the operations of Margaritaville Resort Casino for an aggregate purchase price of approximately $115 million pursuant to (i) an agreement and plan of merger (the “Margaritaville Merger Agreement”) among VICI, Riverview Merger Sub Inc., a wholly-owned subsidiary of VICI (“Merger Sub”), Penn Tenant II, LLC (“Buyer”), a wholly-owned subsidiary of the Company, the Company, Bossier Casino Venture (HoldCo), Inc. (“Holdco”) and Silver Slipper Gaming, LLC and (ii) a membership interest purchase agreement (the “MIPA”) among VICI, Merger Sub, Buyer and the Company.
Pursuant to the Margaritaville Merger Agreement, Merger Sub merged with and into Holdco with Holdco surviving the merger as a wholly-owned subsidiary of VICI (the “Merger”) and owner of the land and real estate assets relating to Margaritaville Resort Casino. Pursuant to the MIPA, immediately following the consummation of the Merger, HoldCo sold the limited liability company interests in Holdco’s sole direct subsidiary, BCV (Intermediate) LLC, owner of the Margaritaville Resort Casino operating assets, to the Buyer. On the closing date, Buyer and VICI entered into a triple net lease agreement for the Margaritaville Resort Casino facility having an initial annual rent of $23.2 million and an initial term of 15 years, with four 5-year renewal options. The acquisition was financed through incremental borrowings under the Company’s Revolving Credit Facility.
Due to the recent acquisition date of Margaritaville Resort Casino, the Company has not yet finalized its valuation analysis and is in the process of evaluating key assumptions that derive the fair value of the assets acquired and liabilities assumed, including the income tax balances. Therefore, we are unable to provide the preliminary allocation of the purchase price to the tangible and identifiable intangible assets acquired and liabilities assumed.
New Share Repurchase Program
On January 9, 2019, the Company announced a new share repurchase program pursuant to which the Board of Directors authorized to repurchase up to $200 million of the Company’s common stock. The new share repurchase program covers an authorization period of two years, expiring on December 31, 2020.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.	CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
 The Company’s management, under the supervision and with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of December 31, 2018, which is the end of the period covered by this Annual Report on Form 10-K. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well-designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2018 to ensure that information required to be disclosed by the Company in reports we file or submit under the Exchange Act is (i) recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the United States Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to the Company’s management, including the Company’s principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.
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
Our management assessed the effectiveness of our internal control over financial reporting, and concluded that it was effective as of December 31, 2018. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework (2013 framework).
On October 15, 2018, the Company completed its acquisition of Pinnacle Entertainment, Inc. (“Pinnacle”). Since the Company has not yet fully incorporated the internal controls and procedures of Pinnacle into the Company’s internal control over financial reporting, management excluded Pinnacle from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018. This acquisition constituted approximately 56% of the Company’s total consolidated assets and approximately 11% of the Company’s consolidated revenues as of and for the year ended December 31, 2018, respectively.
Based on this assessment, management determined that the Company maintained effective internal control over financial reporting as of December 31, 2018.
Deloitte & Touche LLP, the Company’s independent registered public accounting firm that audited the Consolidated Financial Statements for the year ended December 31, 2018, issued an attestation report on the Company’s internal control over financial reporting which immediately follows this report.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the fiscal quarter ended December 31, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. In making our assessment of changes in internal control over financial reporting, we have excluded Pinnacle, which was acquired on October 15, 2018. We intend to disclose any material changes in internal control over financial reporting with respect to the acquisition of Pinnacle in the first annual assessment of internal control over financial reporting in which we are required to include Pinnacle.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders of and Board of Directors of
Penn National Gaming, Inc. and Subsidiaries
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Penn National Gaming, Inc. and subsidiaries (the “Company”) as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements of the Company as of and for the year ended December 31, 2018 and our report dated February 28, 2019 expressed an unqualified opinion on those financial statements and included an explanatory paragraph regarding the Company’s adoption of a new accounting standard.
As described in Management’s Report on Internal Control Over Financial Reporting, management excluded from its assessment the internal control over financial reporting at Pinnacle Entertainment, Inc., which was acquired on October 15, 2018 and whose financial statements constitute approximately 56% of the Company’s total consolidated assets and 11% of the Company’s consolidated net revenues as of and for the year ended December 31, 2018 respectively. Accordingly, our audit did not include the internal control over financial reporting at Pinnacle Entertainment, Inc.
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

/s/ Deloitte & Touche LLP

Philadelphia, Pennsylvania
February 28, 2019

ITEM 9B.	OTHER INFORMATION
None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The remaining information required by this item concerning directors and corporate governance is hereby incorporated by reference to the Company’s definitive proxy statement for its Annual Meeting of Shareholders (the “2019 Proxy Statement”), to be filed with the U.S. Securities and Exchange Commission within 120 days after December 31, 2018, pursuant to Regulation 14A under the Securities Act. Information required by this item concerning executive officers is included in Part I of this Annual Report on Form 10-K.

ITEM 11.	EXECUTIVE COMPENSATION
The information required by this item is hereby incorporated by reference to the 2019 Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS
The information required by this item is hereby incorporated by reference to the 2019 Proxy Statement.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
The information required by this item is hereby incorporated by reference to the 2019 Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this item is hereby incorporated by reference to the 2019 Proxy Statement.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) 1.	Financial Statements.

The following is a list of the Consolidated Financial Statements of the Company and its subsidiaries and supplementary data included herein under Item 8 of Part II of this report, “Financial Statements and Supplementary Data”:

2.	Financial Statement Schedules.
All schedules have been omitted because they are not applicable, or not required, or because the required information is included in the Consolidated Financial Statements or notes thereto.

3.	Exhibits, Including Those Incorporated by Reference.
The exhibits to this Report are listed on the accompanying index to exhibits and are incorporated herein by reference or are filed as part of this annual report on Form 10-K.

ITEM 16.	FORM 10-K SUMMARY
We have elected not to disclose the optional summary information.

EXHIBIT INDEX

Exhibit
Number	Description of Exhibit
2.1††
Agreement and Plan of Merger by and among Pinnacle Entertainment, Inc., Penn National Gaming, Inc. and Franchise Merger Sub, Inc., dated as of December 17, 2017 is hereby incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on December 20, 2017. (SEC File No. 000-24206)

2.2††
Membership Interest Purchase Agreement by and among Boyd Gaming Corporation, Boyd TCIV, LLC, Penn National Gaming, Inc., Pinnacle Entertainment, Inc. and Pinnacle MLS, LLC, dated as of December 17, 2017 is hereby incorporated by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K filed on December 20, 2017. (SEC File No. 000-24206)

2.3††
Consent Agreement by and among Gaming and Leisure Properties, Inc., Gold Merger Sub, LLC, PA Meadows, LLC, WTA II, Inc., CCR Pennsylvania Racing, Inc., Penn National Gaming, Inc., PNK Development 33, LLC, Pinnacle Entertainment, Inc. and Pinnacle MLS, LLC, dated as of December 17, 2017 is hereby incorporated by reference to Exhibit 2.3 to the Company’s Current Report on Form 8-K filed on December 20, 2017. (SEC File No. 000-24206)

2.4††
Master Lease Commitment and Rent Allocation Agreement by and among Boyd Gaming Corporation, Boyd TCIV, LLC, Penn National Gaming, Inc., Gaming and Leisure Properties, Inc. and Gold Merger Sub, LLC, dated as of December 17, 2017 is hereby incorporated by reference to Exhibit 2.4 to the Company’s Current Report on Form 8-K filed on December 20, 2017. (SEC File No. 000-24206)

2.5††
Purchase Agreement by and between Plainville Gaming and Redevelopment, LLC, Penn National Gaming, Inc. and Gold Merger Sub, LLC, dated as of December 17, 2017 is hereby incorporated by reference to Exhibit 2.5 to the Company’s Current Report on Form 8-K filed on December 20, 2017. (SEC File No. 000-24206)

2.6††
Purchase Agreement by and between Penn National Gaming, Inc., Gold Merger Sub, LLC, and upon their execution and delivery of the joinder, PNK (Ohio), LLC and Pinnacle Entertainment, Inc., dated as of December 17, 2017 is hereby incorporated by reference to Exhibit 2.6 to the Company’s Current Report on Form 8-K filed on December 20, 2017. (SEC File No. 000-24206)

2.7††
Agreement and Plan of Merger dated as of June 18, 2018, among VICI Properties Inc., Riverview Merger Sub Inc., Penn Tenant II, LLC, Penn National Gaming, Inc., Bossier Casino Venture (HoldCo), Inc. and Silver Slipper Gaming, LLC is hereby incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on June 19, 2018. (SEC File No. 000-24206)

2.8††
Transaction Agreement, dated as of November 13, 2018, among Penn Tenant III, LLC, VICI Properties L.P., and Greektown Mothership LLC is hereby incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on November 14, 2018. (SEC File No. 000-24206)

3.1*
Amended and Restated Articles of Incorporation of Penn National Gaming, Inc., filed with the Pennsylvania Department of State on October 15, 1996, as amended by the Articles of Amendments to the Amended and Restated Articles of Incorporation filed with the Pennsylvania Department of State on November 13, 1996, July 23, 2001 and December 28, 2007 and the Statement with Respect to Shares of Series C Convertible Preferred Stock of Penn National Gaming, Inc. dated as of January 17, 2013.

3.2
Third Amended and Restated Bylaws of Penn National Gaming, Inc., as amended on December 10, 2014 is hereby incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on December 11, 2014. (SEC File No. 000-24206)

4.1
Specimen certificate for shares of Common Stock, par value of $.01 per share, for Penn National Gaming, Inc. is hereby incorporated by reference to Exhibit 3.6 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003. (SEC File No. 000-24206)

4.2
Indenture, dated as of January 19, 2017 between Penn National Gaming, Inc. and Wells Fargo Bank, N.A., as Trustee, relating to the 5.625% Senior Notes due 2027 is hereby incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on January 20, 2017. (SEC File No. 000-24206)

4.3	Form of Note for 5.625% Senior Notes due 2027 is hereby Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on January 20, 2017. (SEC File No. 000-24206)

Exhibit
Number	Description of Exhibit
9.1***
Form of Trust Agreement of Peter D. Carlino, Peter M. Carlino, Richard J. Carlino, David E. Carlino, Susan F. Harrington, Anne de Lourdes Irwin, Robert M. Carlino, Stephen P. Carlino and Rosina E. Carlino Gilbert is hereby incorporated by reference to the Company’s Registration Statement on Form S-1, dated May 26, 1994. (SEC File No. 33-77758)

10.1*†
Penn National Gaming, Inc. Deferred Compensation Plan (the “Plan”), as amended and restated effective April 4, 2013, as amended by that First Amendment, Second Amendment, Third Amendment and Fourth Amendment to the Plan, effective November 1, 2013, October 1, 2015, January 1, 2017 and January 1, 2017, respectively.

10.2†
Penn National Gaming, Inc. 2008 Long Term Incentive Compensation Plan, as amended is hereby incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2017. (SEC File No. 000-24206)

10.3†
Penn National Gaming, Inc. 2018 Long Term Incentive Compensation Plan is hereby incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 13, 2018. (SEC File No. 000-24206)

10.4†
Form of Non-Qualified Stock Option Certificate for the Penn National Gaming, Inc. 2008 Long Term Incentive Compensation Plan is hereby incorporated by reference to Exhibit 10.33 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008. (SEC File No. 000-24206)

10.5†
Form of Restricted Stock Award for the Penn National Gaming, Inc. 2008 Long Term Incentive Compensation Plan is hereby incorporated by reference to Exhibit 10.32 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009. (SEC File No. 000-24206)

10.6†
Form of Notice of Award of Phantom Stock for Penn National Gaming, Inc. 2008 Long Term Incentive Compensation Plan is hereby incorporated by reference to Exhibit 10.32 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011. (SEC File No. 000-24206)

10.7†
Form of Stock Appreciation Rights for the Penn National Gaming, Inc. 2008 Long Term Incentive Compensation Plan is hereby incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly report ended March 31, 2014. (SEC File No. 000-24206)

10.8†
Penn National Gaming, Inc. Performance Share Program is hereby Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 11, 2016). (SEC File No. 000-24206)

10.9†
Form of Performance Shares Award Certificate for the Penn National Gaming, Inc. 2008 Long Term Incentive Compensation Plan, as amended is hereby incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2017. (SEC File No. 000-24206)

10.10†
Form of Notice of Restricted Stock for Performance Share Program for the Penn National Gaming, Inc. 2008 Long Term Incentive Compensation Plan, as amended is hereby incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017. (SEC File No. 000-24206)

10.11†
Form of Notice of Award of Restricted Stock for the Penn National Gaming, Inc. 2018 Long Term Incentive Compensation Plan is hereby incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-8 filed on August 8, 2018. (SEC File No. 000-24206)

10.12†
Form of Notice of Award of Phantom Stock Units for the Penn National Gaming, Inc. 2018 Long Term Incentive Compensation Plan is hereby incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-8 filed on August 8, 2018. (SEC File No. 000-24206)

10.13†
Form of Non-Qualified Stock Option Certificate for the Penn National Gaming, Inc. 2018 Long Term Incentive Compensation Plan is hereby incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-8 filed on August 8, 2018. (SEC File No. 000-24206)

10.14†
Form of Notice of Stock Appreciation Right Award for the Penn National Gaming, Inc. 2018 Long Term Incentive Compensation Plan is hereby by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-8 filed on August 8, 2018. (SEC File No. 000-24206)

Exhibit
Number	Description of Exhibit

10.15†
Penn National Gaming, Inc. Performance Share Program is hereby incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-8 filed on August 8, 2018. (SEC File No. 000-24206)

10.16†
Form of Notice of Award of Restricted Stock for Performance Share Program for the Penn National Gaming, Inc. 2018 Long Term Incentive Compensation Plan is hereby incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-8 filed on August 8, 2018. (SEC File No. 000-24206)

10.17†
Form of Performance Share Program Restricted Stock Award Certificate for the Penn National Gaming, Inc. 2018 Long Term Incentive Compensation Plan is hereby incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-8 filed on August 8, 2018. (SEC File No. 000-24206)

10.18†
Executive Agreement, dated August 28, 2018 and effective as of June 13, 2018, by and between Penn National Gaming, Inc. and Timothy J. Wilmott is hereby Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 29, 2018. (SEC File No. 000-24206)

10.19†
Executive Agreement, dated June 21, 2017, by and between Penn National Gaming, Inc. and Jay A. Snowden is hereby Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 22, 2017. (SEC File No. 000-24206)

10.20†
Executive Agreement, dated as of October 19, 2016 and effective as of January 1, 2017, by and between Penn National Gaming, Inc. and William J. Fair is hereby incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 20, 2016. (SEC File No. 000-24206)

10.21†
Executive Agreement, dated as of December 10, 2018 and effective as of December 13, 2018, by and between Penn National Gaming, Inc. and Carl Sottosanti is hereby incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 13, 2018. (SEC File No. 000-24206)

10.22†
Executive Agreement, dated as of January 29, 2019 and effective as of October 15, 2018, by and between Penn National Gaming, Inc. and Christine LaBombard is hereby incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 31, 2019. (SEC File No. 000-24206)

10.23*
Lease Agreement, dated March 31, 1995 between Wyomissing Professional Center III, LP and Penn National Gaming, Inc., as amended by certain amendments dated April 15, 1997, October 30, 1997, April 23, 1998, November 16, 1999, August 21, 2000, April 5, 2005, November 20, 2007, and May 25, 2012, respectively.

10.24*
Lease dated January 30, 2002 between Wyomissing Professional Center II, LP and Penn National Gaming, Inc. as amended by certain amendments dated May 23, 2002, December 4, 2002, January 29, 2003, October 19, 2010, May 25, 2012, and September 1, 2017, respectively.

10.25*
Amended and Restated Lease dated April 5, 2005 between Wyomissing Professional Center III, Limited Partnership and Penn National Gaming, Inc. as amended by certain amendments dated April 20, 2006 and May 25, 2012, respectively.

10.26†
Penn National Gaming, Inc. Performance Share Program II is hereby incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 21, 2019. (SEC File No. 000-24206)

10.27†
Form of Combination Award Certificate for the Penn National Gaming, Inc. Performance Share Program II is hereby incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 21, 2019. (SEC File No. 000-24206)

10.28††
Master Lease between GLP Capital L.P. and Penn Tenant LLC dated November 1, 2013 (“Penn Master Lease”) is hereby incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on November 7, 2013. (SEC File No. 000-24206)

10.28(a)
First Amendment to the Master Lease is hereby incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2014). (SEC File No. 000-24206)

10.28(b)
Second Amendment to the Penn Master Lease is hereby incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2014. (SEC File No. 000-24206)

Exhibit
Number	Description of Exhibit

10.28(c)
Third Amendment to the Penn Master Lease is hereby incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2016. (SEC File No. 000-24206)

10.28(d)
Fourth Amendment to the Penn Master Lease is hereby incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2017. (SEC File No. 000-24206)

10.28(e)
Fifth Amendment to the Penn Master Lease is hereby incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2018. (SEC File No. 000-24206)

10.28(f)
Sixth Amendment to the Penn Master Lease is hereby incorporated by reference to Exhibit 10.16 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended on September 30, 2018. (SEC File No. 000-24206)

10.28(g)
Seventh Amendment to the Penn Master Lease is hereby incorporated by reference to Exhibit 10.17 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended on September 30, 2018. (SEC File No. 000-24206)

10.28(h)*	Eighth Amendment to the Penn Master Lease

10.29††
Master Lease, dated April 28, 2016, by and between PNK Entertainment, Inc. and Pinnacle Entertainment, Inc. (“PNK Master Lease”) is hereby incorporated by reference to Exhibit 2.2 to Pinnacle Entertainment, Inc.’s Current Report on Form 8-K filed on April 28, 2016. (SEC File No. 001-37666).

10.29(a)
First Amendment to PNK Master Lease, dated August 29, 2016, by and between Pinnacle MLS, LLC and Gold Merger Sub, LLC is hereby incorporated by reference to Exhibit 2.3 to Pinnacle Entertainment, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2016. (SEC File No. 001-37666)

10.29(b)
Second Amendment to PNK Master Lease, dated October 25, 2016, by and between Pinnacle MLS, LLC and Gold Merger Sub, LLC is hereby incorporated by reference to Exhibit 2.4 to Pinnacle Entertainment, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2016. (SEC File No. 001-37666)

10.29(c)
Third Amendment to PNK Master Lease, dated March 24, 2017, by and between Pinnacle MLS, LLC and Gold Merger Sub, LLC is hereby incorporated by reference to Exhibit 10.1 to Pinnacle Entertainment, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2017. (SEC File No. 001-37666)

10.29(d)††
Fourth Amendment to PNK Master Lease, dated as of October 15, 2018, by and between Pinnacle MLS, LLC and Gold Merger Sub, LLC is hereby incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on October 15, 2018. (SEC File No. 000-24206)

10.29(e)
Guarantee of PNK Master Lease, dated as of October 15, 2018, by Penn National Gaming, Inc. is hereby incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on October 15, 2018. (SEC File No. 000-24206)

10.30
Second Amendment and Refinancing Agreement, dated as of January 19, 2017, by and among Penn National Gaming, Inc., as borrower, the guarantors party thereto, the lenders party thereto, Bank of America, N.A., as swingline lender, Bank of America, N.A., as administrative agent and Bank of America, N.A., as collateral agent, is hereby incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on January 20, 2017. (SEC File No. 000-24206)

10.31
Amended and Restated Credit Agreement, dated as of January 19, 2017, by and among Penn National Gaming, Inc., as borrower, the guarantors from time to time party thereto, the lenders from time to time party thereto, Bank of America, N.A., as administrative agent, Bank of America, N.A., as collateral agent and the other parties thereto, is hereby incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed on January 20, 2017. (SEC File No. 000-24206)

Exhibit
Number	Description of Exhibit
10.32
First Amendment to Amended and Restated Credit Agreement dated as of February 23, 2018, among Penn, certain subsidiaries of Penn party thereto as guarantors, each consenting lender and Bank of America, N.A., as letter of credit lender, swingline lender, administrative agent and collateral agent is hereby incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 28, 2018. (SEC File No. 000-24206)

10.33††
Incremental Joinder Agreement No. 1, dated as of October 15, 2018 by and among Penn National Gaming, Inc., certain subsidiaries of Penn National Gaming, Inc. party thereto as guarantors, Bank of America, N.A., as letter of credit lender, swingline lender, administrative agent and collateral agent and the lenders party thereto is hereby incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 15, 2018. (SEC File No. 000-24206)

10.34***
Riverboat Gaming Development Agreement between the City of Lawrenceburg, Indiana and Indiana Gaming Company, L.P. dated as of April 13, 1994, as amended by Amendment Number One to Riverboat Development Agreement between the City of Lawrenceburg, Indiana and Indiana Gaming Company L.P., dated as of December 28, 1995 is hereby incorporated by reference to Argosy Gaming Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1995. (SEC File No. 001-11853)

10.34(a)
Second Amendment to Riverboat Gaming Development Agreement between City of Lawrenceburg, Indiana, and the Indiana Gaming Company, L.P. dated August 20, 1996 is hereby incorporated by reference to Exhibit 10.23(a) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005. (SEC File No. 000-24206)

10.34(b)
Third Amendment to Riverboat Gaming Development Agreement between City of Lawrenceburg, Indiana, and the Indiana Gaming Company, L.P. dated June 24, 2004 is hereby incorporated by reference to Exhibit 10.2 of Argosy Gaming Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2004. (SEC File No. 001-11853)

10.35
Lottery Gaming Facility Management Contract dated August 25, 2009 between the Kansas Lottery and Kansas Entertainment, LLC is hereby incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on February 19, 2010. (SEC File No. 000-24206)

10.36
Development Agreement dated as of September 8, 2009 by and between the Unified Government of Wyandotte County/Kansas City, Kansas and Kansas Entertainment, LLC is hereby incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on February 19, 2010. (SEC File No. 000-24206)

10.37
Commercial Lease dated September 9, 1996 by and between State of Louisiana, State Land Office and PNK (Bossier City), Inc. (f/k/a Casino Magic of Louisiana, Corp.) is hereby incorporated by reference to Exhibit 10.23 to the Company’s Amendment No. 4 to Registration Statement on Form 10 filed on March 17, 2016. (SEC File No. 001-37666)

10.38
Separation and Distribution Agreement by and between Penn National Gaming, Inc. and Gaming and Leisure Properties, Inc. dated November 1, 2013 is hereby incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on November 7, 2013. (SEC File No. 000-24206)

10.39
Tax Matters Agreement between Penn National Gaming, Inc. and Gaming and Leisure Properties, Inc. dated as of November 1, 2013 is hereby incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on November 7, 2013. (SEC File No. 000-24206)

10.40
Separation and Distribution Agreement, dated April 28, 2016, by and among PNK Entertainment, Inc. and Pinnacle Entertainment, Inc., and, solely with respect to Article VIII, Gaming and Leisure Properties, Inc. is hereby incorporated by reference to Exhibit 2.1 to Pinnacle Entertainment, Inc.’s Current Report on Form 8-K filed on April 28, 2016. (SEC File No. 001-37666)

10.41
Tax Matters Agreement between Pinnacle Entertainment, Inc. and Gaming and Leisure Properties, Inc. dated as of July 20, 2015 is hereby incorporated by reference to Exhibit 10.2 to Pinnacle Entertainment, Inc.’s Registration Statement on Form 10 filed on December 22, 2015. (SEC File No. 001-37666)

Exhibit
Number	Description of Exhibit
10.42
Second Amended and Restated Excursion Boat Sponsorship and Operations Agreement, dated November 18, 2004, between Iowa West Racing Association and Ameristar Casino Council Bluffs, Inc. is hereby incorporated by reference to Exhibit 10.25 to Pinnacle Entertainment, Inc.’s Amendment No. 4 to Registration Statement on Form 10 filed on March 17, 2016. (SEC File No. 001-37666)

10.43
Amendment to Second Amended and Restated Excursion Boat Sponsorship and Operations Agreement, dated February 16, 2010, between Iowa West Racing Association and Ameristar Casino Council Bluffs, Inc. is hereby incorporated by reference to Exhibit 10.26 to Pinnacle Entertainment, Inc.’s Amendment No. 4 to Registration Statement on Form 10 filed on March 17, 2016. (SEC File No. 001-37666)

10.44
Second Amendment to Second Amended and Restated Excursion Boat Sponsorship and Operations Agreement, dated May 16, 2017, between Iowa West Racing Association and Ameristar Casino Council Bluffs, LLC is hereby incorporated by reference to Exhibit 10.33 to Pinnacle Entertainment, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017. (SEC File No. 001-37666)

10.45
Modified Local Development Agreement with Ameristar Casino East Chicago, LLC, effective June 3, 2011, is hereby incorporated by reference to Exhibit 10.27 to Pinnacle Entertainment, Inc.’s Amendment No. 4 to Registration Statement on Form 10 filed on March 17, 2016. (SEC File No. 001-37666).

10.46††
Membership Interest Purchase Agreement dated as of June 18, 2018, among VICI Properties Inc., Riverview Merger Sub Inc., Penn Tenant II, LLC and Penn National Gaming, Inc. is hereby incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 19, 2018. (SEC File No. 001-37666).

21.1*	Subsidiaries of the Registrant.

23.1*	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm.

23.2*	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

23.3*	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm.

23.4*	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

31.1*	CEO Certification pursuant to rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

31.2*	CFO Certification pursuant to rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

32.1*	CEO Certification pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes‑ Oxley Act of 2002.

32.2*	CFO Certification pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes‑ Oxley Act of 2002.

99.1*	Description of Governmental Regulation.

99.2*	Kansas Entertainment, LLC Financial Statements for the Years Ended June 30, 2018 and 2017.

99.3*	Kansas Entertainment, LLC Financial Statements for the Years Ended June 30, 2016 and 2015.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

Exhibit
Number	Description of Exhibit
101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished herewith.
***	Paper filing.
†	Management contract or compensatory plan or arrangement.
††
Schedules and Exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. Penn National Gaming, Inc. hereby undertakes to furnish supplemental copies of any of the omitted schedules upon request by the SEC.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PENN NATIONAL GAMING, INC.
Dated:	February 28, 2019	By:	/s/ Timothy J. Wilmott
Timothy J. Wilmott
Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Timothy J. Wilmott	Chief Executive Officer and Director (Principal Executive Officer)	February 28, 2019
Timothy J. Wilmott

/s/ William J. Fair	Executive Vice President Finance and Chief Financial Officer (Principal Financial Officer)	February 28, 2019
William J. Fair

/s/ Christine LaBombard	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 28, 2019
Christine LaBombard

/s/ Peter M. Carlino	Chairman of the Board	February 28, 2019
Peter M. Carlino

/s/ David A. Handler	Director	February 28, 2019
David A. Handler

/s/ John M. Jacquemin	Director	February 28, 2019
John M. Jacquemin

/s/ Ronald J. Naples	Director	February 28, 2019
Ronald J. Naples

/s/ Saul V. Reibstein	Director	February 28, 2019
Saul V. Reibstein

/s/ Barbara Z. Shattuck Kohn	Director	February 28, 2019
Barbara Z. Shattuck Kohn

/s/ Jane Scaccetti	Director	February 28, 2019
Jane Scaccetti