Form 10-Q
period 2019-03-31
PENN NATIONAL GAMING INC
filed 2019-05-08
CIK 921738

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________
Commission file number: 0-24206
Penn National Gaming, Inc.
(Exact name of registrant as specified in its charter)

Pennsylvania (State or other jurisdiction of incorporation or organization)	23-2234473 (I.R.S. employer identification no.)
825 Berkshire Blvd., Suite 200 (Address of principal executive offices)	Wyomissing, Pennsylvania 19610 (Zip code)
(610) 373-2400
(Registrant’s telephone number, including area code)
N/A
(Former name, former address and former fiscal year, if changed since last report)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 par value per share	PENN	The Nasdaq Stock Market LLC
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). YES ☑ NO ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐ NO ☑
As of April 30, 2019, the number of shares of the registrant’s common stock outstanding was 117,138,924.

PENN NATIONAL GAMING, INC. AND SUBSIDIARIES

PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
PENN NATIONAL GAMING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(in thousands, except share and per share data)	March 31, 2019	December 31, 2018
Assets
Current assets
Cash and cash equivalents	$400,280	$479,598
Receivables, net of allowance for doubtful accounts of $2,942 and $3,161	114,439	106,837
Prepaid expenses	67,856	62,971
Other current assets	56,629	28,252
Total current assets	639,204	677,658
Property and equipment, net	5,227,922	6,868,768
Other assets
Investment in and advances to unconsolidated affiliates	127,924	128,488
Goodwill	1,279,496	1,228,422
Other intangible assets, net	1,923,347	1,856,868
Deferred income taxes	—	80,612
Operating lease right-of-use assets	3,972,527	—
Finance lease right-of-use assets	222,418	—
Other assets	105,333	120,196
Total other assets	7,631,045	3,414,586
Total assets	$13,498,171	$10,961,012
Liabilities
Current liabilities
Accounts payable	$31,388	$30,551
Current maturities of long-term debt	62,505	62,140
Current portion of financing obligations	52,600	67,777
Current portion of operating lease liabilities	95,894	—
Current portion of finance lease liabilities	5,874	—
Accrued expenses and other current liabilities	572,122	577,968
Total current liabilities	820,383	738,436
Long-term debt, net of current maturities and debt issuance costs	2,311,379	2,350,088
Long-term portion of financing obligations	4,129,233	7,080,638
Long-term portion of operating lease liabilities	3,868,392	—
Long-term portion of finance lease liabilities	216,948	—
Deferred income taxes	232,679	—
Noncurrent tax liabilities	32,461	32,360
Other noncurrent liabilities	24,885	28,269
Total liabilities	11,636,360	10,229,791
Commitments and contingencies (Note 12)
Stockholders’ equity
Series B Preferred stock ($0.01 par value, 1,000,000 shares authorized, no shares issued and outstanding)	—	—
Series C Preferred stock ($0.01 par value, 18,500 shares authorized, no shares issued and outstanding)	—	—
Common stock ($0.01 par value, 200,000,000 shares authorized, 119,307,944 and 118,855,201 shares issued, and 117,140,551 and 116,687,808 shares outstanding)	1,189	1,188
Treasury stock, at cost, (2,167,393 shares held in both periods)	(28,414)	(28,414)
Additional paid-in capital	1,730,351	1,726,401
Retained earnings (accumulated deficit)	158,695	(967,949)
Total Penn National Gaming, Inc. stockholders’ equity	1,861,821	731,226
Non-controlling interest	(10)	(5)
Total stockholders’ equity	1,861,811	731,221
Total liabilities and stockholders’ equity	$13,498,171	$10,961,012
See accompanying notes to the Condensed Consolidated Financial Statements.

PENN NATIONAL GAMING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the three months ended March 31,
(in thousands, except per share data)	2019	2018
Revenues
Gaming	$1,034,511	$654,494
Food, beverage, hotel and other	248,060	130,969
Management service and license fees	—	2,438
Reimbursable management costs	—	28,184
Total revenues	1,282,571	816,085
Operating expenses
Gaming	547,445	340,516
Food, beverage, hotel and other	161,759	92,980
General and administrative	286,928	121,263
Reimbursable management costs	—	28,184
Depreciation and amortization	104,053	60,390
Impairment losses	—	618
Total operating expenses	1,100,185	643,951
Operating income	182,386	172,134
Other income (expenses)
Interest expense	(132,587)	(115,740)
Interest income	319	249
Income from unconsolidated affiliates	5,687	5,361
Loss on early extinguishment of debt	—	(882)
Other	—	4
Total other expenses	(126,581)	(111,008)
Income before income taxes	55,805	61,126
Income tax expense	(14,818)	(15,689)
Net income	40,987	45,437
Less: Net loss attributable to non-controlling interest	5	—
Net income attributable to Penn National Gaming, Inc.	$40,992	$45,437

Earnings per common share
Basic earnings per common share	$0.35	$0.50
Diluted earnings per common share	$0.35	$0.48

Weighted average basic shares outstanding	116,293	91,191
Weighted average diluted shares outstanding	118,595	94,650
See accompanying notes to the Condensed Consolidated Financial Statements.

PENN NATIONAL GAMING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	For the three months ended March 31,
(in thousands)	2019	2018
Net income	$40,987	$45,437
Total comprehensive income	40,987	45,437
Less: Comprehensive loss attributable to non-controlling interest	5	—
Comprehensive income attributable to Penn National Gaming, Inc.	$40,992	$45,437
See accompanying notes to the Condensed Consolidated Financial Statements.

PENN NATIONAL GAMING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
(UNAUDITED)

	Preferred Stock		Common Stock
(in thousands)	Shares	Amount	Shares	Amount	Treasury Stock	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Total Penn National Gaming, Inc. Stockholders’ Equity (Deficit)	Non-Controlling Interest	Total Stockholders’ Equity (Deficit)
Balance as of January 1, 2018	—	$—	91,225,242	$933	$(28,414)	$1,007,606	$(1,051,818)	$(1,453)	$(73,146)	$—	$(73,146)
Share-based compensation arrangements	—	—	430,048	4	—	3,716	—	—	3,720	—	3,720
Cumulative-effect adjustment upon adoption of ASC 606	—	—	—	—	—	—	(9,650)	—	(9,650)	—	(9,650)
Net income	—	—	—	—	—	—	45,437	—	45,437	—	45,437
Balance as of March 31, 2018	—	$—	91,655,290	$937	$(28,414)	$1,011,322	$(1,016,031)	$(1,453)	$(33,639)	$—	$(33,639)

Balance as of January 1, 2019	—	$—	116,687,808	$1,188	$(28,414)	$1,726,401	$(967,949)	$—	$731,226	$(5)	$731,221
Share-based compensation arrangements	—	—	452,743	1	—	3,950	—	—	3,951	—	3,951
Cumulative-effect adjustment upon adoption of ASC 842	—	—	—	—	—	—	1,085,652	—	1,085,652	—	1,085,652
Net income (loss)	—	—	—	—	—	—	40,992	—	40,992	(5)	40,987
Balance as of March 31, 2019	—	$—	117,140,551	$1,189	$(28,414)	$1,730,351	$158,695	$—	$1,861,821	$(10)	$1,861,811
See accompanying notes to the Condensed Consolidated Financial Statements.

PENN NATIONAL GAMING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the three months ended March 31,
(in thousands)	2019	2018
Operating activities
Net income	$40,987	$45,437
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	104,053	60,390
Amortization of items charged to interest expense	1,917	1,603
Amortization of operating lease right-of-use assets	30,434	—
Change in fair value of contingent purchase price	4,717	1,134
Loss on sale of property and equipment	522	55
Income from unconsolidated affiliates	(5,687)	(5,361)
Return on investment from unconsolidated affiliates	6,500	6,500
Deferred income taxes	10,980	5,926
Stock-based compensation	3,417	2,929
Impairment losses	—	618
Loss on early extinguishment of debt	—	882
Changes in operating assets and liabilities, net of businesses acquired
Accounts receivable	(2,926)	3,973
Prepaid expenses and other current assets	(8,132)	(7,248)
Other assets	(648)	(567)
Accounts payable	927	(4,142)
Accrued expenses	(25,291)	(50,634)
Income taxes	5,295	6,072
Operating lease liabilities	(38,864)	—
Other current and noncurrent liabilities	(2,522)	(642)
Net cash provided by operating activities	125,679	66,925
Investing activities
Project capital expenditures	(1,446)	(1,211)
Maintenance capital expenditures	(36,220)	(10,602)
Proceeds from sale of property and equipment	321	49
Consideration paid for acquisitions of businesses, net of cash acquired	(370,262)	—
Consideration paid for gaming licenses and other intangible assets	(343)	(50,379)
Other	(250)	(327)
Net cash used in investing activities	(408,200)	(62,470)
Financing activities
Proceeds from revolving credit facility	90,000	30,000
Principal payments on long-term debt	(11,668)	(45,441)
Repayments on revolving credit facility	(110,000)	(30,000)
Payments of other long-term obligations	(7,937)	(7,636)
Proceeds from sale-and-leaseback transactions in conjunction with acquisitions	261,127	—
Principal payments on financing obligations	(12,559)	(16,650)
Principal payments on finance leases	(1,640)	—
Proceeds from exercise of options	534	791
Payments of contingent purchase price	(21)	(121)
Proceeds from insurance financing	13,666	8,541
Payments on insurance financing	(5,857)	(3,907)
Other	(275)	—
Net cash provided by (used in) financing activities	215,370	(64,423)
Change in cash, cash equivalents, and restricted cash	(67,151)	(59,968)
Cash, cash equivalents and restricted cash at the beginning of the year	481,238	279,418
Cash, cash equivalents and restricted cash at the end of the period	$414,087	$219,450

	For the three months ended March 31,
(in thousands)	2019	2018
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$400,280	$217,997
Restricted cash included in Other current assets	12,167	—
Restricted cash included in Other assets	1,640	1,453
Total cash, cash equivalents and restricted cash	$414,087	$219,450

Supplemental disclosure:
Cash paid for interest, net of amounts capitalized	$139,675	$120,229
Cash payments (refunds) related to income taxes, net	$(1,727)	$2,233

Non-cash investing and financing activities:
Commencement of operating leases	$196,494	$—
Commencement of finance leases	$—	$—
Accrued capital expenditures	$6,596	$786
See accompanying notes to the Condensed Consolidated Financial Statements.

PENN NATIONAL GAMING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Note 1—Organization and Basis of Presentation
Organization: Penn National Gaming, Inc., together with its subsidiaries, is a leading, diversified, multi-jurisdictional owner and manager of gaming and racing facilities and video gaming terminal (“VGT”) operations with a focus on slot machine entertainment. In the second half of 2018, we launched live sports wagering at our facilities in Mississippi, Pennsylvania and West Virginia. In addition, the Company operates an interactive gaming division through its subsidiary, Penn Interactive Ventures, LLC (“PIV”). References in these footnotes to “Penn,” the “Company,” “we,” “our,” or “us” refer to Penn National Gaming, Inc. and its subsidiaries, except where stated or the context otherwise indicates.
As of March 31, 2019, we owned, managed, or had ownership interests in 41 facilities in 18 jurisdictions. The majority of the gaming facilities used in the Company’s operations are subject to triple net master leases; the most significant of which are the Penn Master Lease and the Pinnacle Master Lease (as such terms are defined in Note 4, “Leases,” and collectively referred to as the “Master Leases”), with Gaming and Leisure Properties, Inc. (“GLPI”), a publicly-traded real estate investment trust (“REIT”), as the landlord under the Master Leases.
The Company has four reportable segments: Northeast, South, West and Midwest. See Note 2, “Significant Accounting Policies” and Note 16, “Segment Information” for further information.
Basis of Presentation: The unaudited Condensed Consolidated Financial Statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial information and with the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete consolidated financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.
Results of operations and cash flows for the interim periods presented herein are not necessarily indicative of the results that would be achieved during a full year of operations or in future periods. These unaudited Condensed Consolidated Financial Statements and notes thereto should be read in conjunction with the Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.
Note 2—Significant Accounting Policies
Principles of Consolidation: The unaudited Condensed Consolidated Financial Statements include the accounts of Penn National Gaming, Inc. and its subsidiaries. Investments in and advances to unconsolidated affiliates that do not meet the consolidation criteria of the authoritative guidance for voting interest, controlling interest or variable interest entities (“VIEs”), are accounted for under the equity method. All intercompany accounts and transactions have been eliminated in consolidation.
Use of Estimates: The preparation of unaudited Condensed Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect (i) the reported amounts of assets and liabilities, (ii) the disclosure of contingent assets and liabilities at the date of the financial statements, and (iii) the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates.

Segment Information: The Company’s Chief Executive Officer, who is the Company’s Chief Operating Decision Maker (“CODM”), as that term is defined in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 280, “Segment Reporting,” measures and assesses the Company’s business performance based on regional operations of various properties grouped together based primarily on their geographic locations.
We view each of our gaming and racing properties as an operating segment with the exception of our two properties in Jackpot, Nevada, which we view as one operating segment. We view our combined video gaming terminals (“VGT”) operations as an operating segment. See Note 16, “Segment Information,” for further information. For financial reporting purposes, as of March 31, 2019, we aggregate our operating segments into the following reportable segments:

	Location	Real Estate Assets Lease or Ownership Structure
Northeast segment
Ameristar East Chicago	East Chicago, Indiana	Pinnacle Master Lease
Hollywood Casino Bangor	Bangor, Maine	Penn Master Lease
Hollywood Casino at Charles Town Races	Charles Town, West Virginia	Penn Master Lease
Hollywood Casino Columbus	Columbus, Ohio	Penn Master Lease
Hollywood Casino Lawrenceburg	Lawrenceburg, Indiana	Penn Master Lease
Hollywood Casino at Penn National Race Course	Grantville, Pennsylvania	Penn Master Lease
Hollywood Casino Toledo	Toledo, Ohio	Penn Master Lease
Hollywood Gaming at Dayton Raceway	Dayton, Ohio	Penn Master Lease
Hollywood Gaming at Mahoning Valley Race Course	Youngstown, Ohio	Penn Master Lease
Meadows Racetrack and Casino	Washington, Pennsylvania	Meadows Lease
Plainridge Park Casino	Plainville, Massachusetts	Pinnacle Master Lease

South segment
1st Jackpot Casino	Tunica, Mississippi	Penn Master Lease
Ameristar Vicksburg	Vicksburg, Mississippi	Pinnacle Master Lease
Boomtown Biloxi	Biloxi, Mississippi	Penn Master Lease
Boomtown Bossier City	Bossier City, Louisiana	Pinnacle Master Lease
Boomtown New Orleans	New Orleans, Louisiana	Pinnacle Master Lease
Hollywood Casino Gulf Coast	Bay St. Louis, Mississippi	Penn Master Lease
Hollywood Casino Tunica	Tunica, Mississippi	Penn Master Lease
L’Auberge Baton Rouge	Baton Rouge, Louisiana	Pinnacle Master Lease
L’Auberge Lake Charles	Lake Charles, Louisiana	Pinnacle Master Lease
Margaritaville Resort Casino (1)	Bossier City, Louisiana	Margaritaville Lease
Resorts Casino Tunica (2)	Tunica, Mississippi	Penn Master Lease

West segment
Ameristar Black Hawk	Black Hawk, Colorado	Pinnacle Master Lease
Cactus Petes and Horseshu	Jackpot, Nevada	Pinnacle Master Lease
M Resort	Henderson, Nevada	Penn Master Lease
Tropicana Las Vegas	Las Vegas, Nevada	Owned
Zia Park Casino	Hobbs, New Mexico	Penn Master Lease

Midwest segment
Ameristar Council Bluffs	Council Bluffs, Iowa	Pinnacle Master Lease
Argosy Casino Alton (3)	Alton, Illinois	Penn Master Lease
Argosy Casino Riverside	Riverside, Missouri	Penn Master Lease
Hollywood Casino Aurora	Aurora, Illinois	Penn Master Lease
Hollywood Casino Joliet	Joliet, Illinois	Penn Master Lease
Hollywood Casino at Kansas Speedway (4)	Kansas City, Kansas	Owned - JV
Hollywood Casino St. Louis	Maryland Heights, Missouri	Penn Master Lease
Prairie State Gaming (5)	Illinois	N/A
River City Casino	St. Louis, Missouri	Pinnacle Master Lease

(1)	Acquired on January 1, 2019.

(2)	In April 2019, the Company announced that it expects to close Resorts Casino Tunica on June 30, 2019.

(3)	The riverboat is owned by us and not subject to the Penn Master Lease.

(4)
Pursuant to a joint venture with International Speedway Corporation (“International Speedway”) and includes the Company’s 50% investment in Kansas Entertainment, LLC (“Kansas Entertainment”), which owns the Hollywood Casino at Kansas Speedway.

(5)	VGT route operations
Revenue Recognition: The Company’s revenue from contracts with customers consists of gaming wagers, food and beverage transactions, retail transactions, hotel room sales, racing wagers, sports betting wagers, and management services related to the management of external casinos and reimbursable costs associated with management contracts. During the second quarter of 2018, our management contract was terminated for Hollywood Casino-Jamul San Diego, which is located on the Jamul Tribe’s trust land in San Diego, California. In addition, our management contract was terminated for Casino Rama, which is located in Ontario, Canada, during the third quarter of 2018.
Complimentaries associated with Gaming Contracts
Food and beverage, hotel, and other services furnished to patrons for free as an inducement to gamble or through the redemption of our customers’ loyalty points are recorded as food and beverage, hotel, and other revenues, at their estimated standalone selling prices with an offset recorded as a reduction to gaming revenues. The cost of providing complimentary goods and services to patrons as an inducement to gamble as well as for the fulfillment of our loyalty point obligation is included in food, beverage, hotel, and other expenses. Revenues recorded to food and beverage, hotel, and other and offset to gaming revenues were as follows:

	For the three months ended March 31,
(in thousands)	2019	2018
Food and beverage	$64,478	$22,976
Hotel	36,596	9,687
Other	4,272	976
Total complimentaries associated with gaming contracts	$105,346	$33,639

Revenue Disaggregation
We generate revenues at our owned, managed, or operated properties principally by providing the following types of services: (i) gaming, (ii) food and beverage, (iii) hotel, (iv) racing, (v) reimbursable management costs and (vi) other. In addition, we assess our revenues based on geographic location of the related properties, which is consistent with our reportable segments (see Note 16, “Segment Information,” for further information). Our revenue disaggregation by type of revenue and geographic location was as follows:

	For the three months ended March 31, 2019
(in thousands)	Northeast	South	West	Midwest	Other	Total
Revenues:
Gaming	$487,727	$220,091	$92,823	$233,755	$115	$1,034,511
Food and beverage	35,797	40,190	27,870	21,038	299	125,194
Hotel	7,154	22,980	31,641	9,634	—	71,409
Racing	6,525	—	17	—	1,534	8,076
Other	13,375	8,681	6,303	6,835	8,187	43,381
Total revenues	$550,578	$291,942	$158,654	$271,262	$10,135	$1,282,571

	For the three months ended March 31, 2018
(in thousands)	Northeast	South	West	Midwest	Other	Total
Revenues:
Gaming	$392,278	$50,976	$46,571	$164,669	$—	$654,494
Food and beverage	23,303	8,430	19,849	11,798	263	63,643
Hotel	4,720	2,480	21,121	5,200	—	33,521
Racing	5,276	—	7	—	1,527	6,810
Reimbursable management costs	21,844	—	6,340	—	—	28,184
Other	11,298	1,444	4,078	3,867	8,746	29,433
Total revenues	$458,719	$63,330	$97,966	$185,534	$10,536	$816,085

Customer-related Liabilities
The Company has two general types of liabilities related to contracts with customers: (i) our loyalty credit obligation and (ii) advance payments on goods and services yet to be provided and for unpaid wagers. The Company’s loyalty reward programs allow members to utilize their reward membership cards to earn loyalty credits that are redeemable for slot play and complimentaries, such as food and beverage at our restaurants, lodging at our hotels and products offered at our retail stores across the vast majority of the Company’s properties. The Company accounts for the loyalty credit obligation utilizing a deferred revenue model, which defers revenue at the point in time when the loyalty credits are earned by our customers. Deferred revenue associated with the loyalty credit obligation is recognized at the point when the loyalty points are redeemed by our customers. The liability associated with the loyalty credit obligation is based on the estimated standalone selling price of the loyalty credits earned after factoring in the likelihood of redemption.
The Company’s loyalty credit obligation, which is included in “Accrued expenses and other current liabilities” within our unaudited Condensed Consolidated Balance Sheets, was $44.6 million and $39.9 million as of March 31, 2019 and December 31, 2018, respectively. Our loyalty credit obligations are generally settled within six months of issuance. Changes between the opening and closing balances primarily relate to the timing of our customers’ election to redeem loyalty credits.
The Company’s advance payments on goods and services yet to be provided and for unpaid wagers primarily consist of the following: (i) deposits on rooms and convention space, (ii) money deposited on behalf of a customer in advance of their property visit (referred to as “safekeeping” or “front money”), (iii) outstanding tickets generated by slot machine play or pari-mutuel wagering, (iv) outstanding chip liabilities, (v) unclaimed jackpots, and (vi) gift cards redeemable at our properties. Advance payments on goods and services are recognized as revenue when the good or service is transferred to the customer. Unpaid wagers primarily relate to the Company’s obligation to settle outstanding slot tickets, pari-mutuel racing tickets and gaming chips with customers and generally represent obligations stemming from prior wagering events, of which revenue was previously recognized. The Company’s advance payments on goods and services yet to be provided and for unpaid wagers were $31.5 million and $34.3 million as of March 31, 2019 and December 31, 2018, respectively, of which, $0.5 million and $0.7 million are classified as long-term, respectively. The current portion and long-term portion of our advance payments on goods and services yet to be provided and for unpaid wagers are included in “Accrued expenses and other current liabilities” and “Other noncurrent liabilities” within our unaudited Condensed Consolidated Balance Sheets, respectively.
Gaming and Racing Taxes: The Company is subject to gaming and pari-mutuel taxes based on gross gaming revenue and pari-mutuel revenue in the jurisdictions in which it operates. The Company primarily recognizes gaming and pari-mutuel tax expense based on the statutorily required percentage of revenue that is required to be paid to state and local jurisdictions in the states where or in which wagering occurs. In certain states in which the Company operates, gaming taxes are based on graduated rates. The Company records gaming tax expense at the Company’s estimated effective gaming tax rate for the year, considering estimated taxable gaming revenue and the applicable rates. Such estimates are adjusted each interim period. If gaming tax rates change during the year, such changes are applied prospectively in the determination of gaming tax expense in future interim periods. For the three months ended March 31, 2019 and 2018, these expenses, which were recorded primarily within gaming expense within the unaudited Condensed Consolidated Statements of Operations, were $386.5 million and $247.4 million, respectively.
Earnings Per Share: Basic earnings per share (“EPS”) is computed by dividing net income applicable to common stock by the weighted-average number of common shares outstanding during the period. Diluted EPS reflects the additional dilution for all potentially-dilutive securities, such as stock options and unvested restricted shares. See Note 14, “Earnings per Share,” for further information.
Stock-Based Compensation: The Company accounts for stock compensation under ASC Topic 718, “Compensation-Stock Compensation,” which requires the Company to expense the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. This expense is recognized ratably over the requisite service period following the date of grant. The Company accounts for forfeitures in the period in which they occur based on actual amounts. See Note 13, “Stock-based Compensation,” for further information.
Application of Business Combination Accounting: The Company utilizes the acquisition method of accounting in accordance with ASC Topic 805, “Business Combinations,” which requires us to allocate the purchase price to tangible and identifiable intangible assets based on their fair values. The excess of the purchase price over the fair value of the net assets acquired is recorded as goodwill. If the fair value ascribed to tangible and identifiable intangible assets changes during the measurement period (due to additional information being available and related Company analysis), the measurement period adjustment is recognized in the reporting period in which the adjustment amount is determined and offset against goodwill. The measurement period for our acquisitions are no more than one year in duration. See Note 5, “Acquisitions,” for further information.

Note 3—New Accounting Pronouncements
Accounting Pronouncements Implemented in 2019
On January 1, 2019, the Company adopted the new lease standard ASC Topic 842, “Leases” (“ASC 842”), and all the related amendments (the “new lease standard”) using the modified retrospective method with an effective date of January 1, 2019 (the “adoption date”) and a cumulative effect adjustment to equity. The comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods. As part of the adoption, the Company elected to utilize the package of practical expedients included in this guidance, which permitted the Company to not reassess (i) whether any expired or existing contracts contain leases; (ii) the lease classification for any expired or existing leases; and (iii) the initial direct costs for existing leases. In conjunction with the adoption of the new lease standard, the Company adopted the following policies: (i) an election to account for lease and non-lease components as a single component for all classes of underlying assets; and (ii) an election not to recognize short-term leases (i.e., a lease that is less than 12 months and contains no purchase option) within the unaudited Condensed Consolidated Balance Sheets, with the expense related to these short-term leases recorded within total operating expenses within the unaudited Condensed Consolidated Statements of Operations.
Penn Master Lease and Pinnacle Master Lease
The most significant impact of the adoption of the new lease standard relates to the accounting for our Master Leases with GLPI. Under previous GAAP, as contained within ASC Topic 840, “Leases,” the Company concluded that (i) the Penn Master Lease and (ii) the Pinnacle Master Lease to each be a failed sale-leaseback transaction resulting in (a) the land and building assets associated with the Master Leases to be recognized in “Property and equipment, net” within the unaudited Condensed Consolidated Balance Sheets; (b) the recognition of a financing obligation, with the associated interest recorded to “Interest expense” within the unaudited Condensed Consolidated Statements of Operations; and (c) the contingent rentals to be recorded as additional interest expense. Under the provisions of the new lease standard, the Company was required to evaluate its existing sale-leaseback transactions with GLPI to determine whether a sale had occurred, and if a sale had occurred, to determine the classification (operating or finance) of each component contained within each of the Master Leases.
Leasing components contained within each of the Master Leases that were determined to be operating leases (consisting primarily of the land components) at the adoption date resulted in (i) the derecognition of the existing financing obligation and the carrying amount of the property and equipment with an adjustment to the opening balance of retained earnings; and (ii) the recognition of an operating lease liability and an operating lease right-of-use (“ROU”) asset. Operating lease expenses are recorded as rent expense, as opposed to interest expense and depreciation and amortization expense, within the unaudited Condensed Consolidated Statements of Operations and recorded as operating cash outflows within the unaudited Condensed Consolidated Statements of Cash Flows.
Leasing components contained within each of the Master Leases that were determined to continue to be financing obligations (consisting primarily of the building components) at the adoption date resulted in (i) the continued recognition of the leased assets in “Property and equipment, net” within our unaudited Condensed Consolidated Balance Sheets and (ii) the continued recognition of the financing obligation utilizing assumptions as determined (a) at the lease commencement date with respect to the Penn Master Lease and (b) at the acquisition date with respect to the Pinnacle Master Lease.
Our Hollywood Casino at Dayton Raceway and Hollywood Casino at Mahoning Valley Race Course (“Dayton and Mahoning Valley”) properties included within the Penn Master Lease were previously accounted for under build-to-suit guidance under previous GAAP. The Company was required to evaluate the components contained within the build-to-suit arrangements and determine the classification (operating or finance) under the provisions of the new lease standard at the adoption date. The Dayton and Mahoning Valley lease components were determined to be finance leases, which resulted in (i) the recognition of a finance lease ROU asset (recorded to depreciation and amortization expense over the lease term); (ii) a corresponding finance lease liability (recorded to interest expense over the lease term); and (iii) a write-off of the previous (a) carrying amount of the property and equipment and (b) financing obligation recorded with an adjustment to equity at the adoption date. Principal payments associated with finance leases are recorded as financing cash outflows and interest payments associated with finance leases are recorded as operating cash outflows within our unaudited Condensed Consolidated Statements of Cash Flows.
Operating Leases, inclusive of the Meadows Lease with GLPI
The adoption of the new lease standard required us to recognize ROU assets and lease liabilities that had not previously been recorded within the unaudited Condensed Consolidated Balance Sheets. The lease liability for operating leases is based on the net present value of future lease payments. The ROU asset for operating leases is based on the lease liability adjusted for the reclassification of certain balance sheet amounts, such as deferred rent. Deferred and prepaid rent are no longer presented separately. Leases that are short-term in nature are not recognized as ROU assets within the unaudited Condensed Consolidated Balance Sheets and are recognized as an expense (recorded within total operating expenses) within the unaudited Condensed Consolidated Statements of Operations.
The impact of the adoption of the new lease standard on our unaudited Condensed Consolidated Balance Sheets at January 1, 2019 was as follows (only financial statement line items impacted are presented):

		Impacts of:
(in thousands)	As Reported as of December 31, 2018	Financing Obligations - Master Leases (1)	Finance Leases - Dayton and Mahoning Valley	Operating Leases - Master Leases (2)	Operating Lease - Meadows (3)	Other Operating Leases - Non-Master Leases	As Adjusted for ASC 842	Increase/(Decrease)
Assets
Current assets
Prepaid expenses	$62,971	$—	$—	$—	$—	$(977)	$61,994	$(977)
Total current assets	$677,658	$—	$—	$—	$—	$(977)	$676,681	$(977)
Property and equipment, net (4)	$6,868,768	$—	$(164,314)	$(1,407,357)	$—	$—	$5,297,097	$(1,571,671)
Other assets
Goodwill	$1,228,422	$5,517	$—	$—	$—	$—	$1,233,939	$5,517
Operating lease right-of-use assets (5)	$—	$—	$—	$3,541,144	$112,804	$152,519	$3,806,467	$3,806,467
Finance lease right-of-use assets (6)	$—	$—	$224,482	$—	$—	$—	$224,482	$224,482
Total other assets	$3,414,586	$5,517	$224,482	$3,541,144	$112,804	$152,519	$7,451,052	$4,036,466
Total assets	$10,961,012	$5,517	$60,168	$2,133,787	$112,804	$151,542	$13,424,830	$2,463,818

Liabilities
Current liabilities
Current portion of financing obligations (7)	$67,777	$—	$(1,534)	$(16,157)	$—	$—	$50,086	$(17,691)
Current portion of operating lease liabilities (5)	$—	$—	$—	$72,894	$20,515	$8,913	$102,322	$102,322
Current portion of finance lease liabilities (6)	$—	$—	$5,752	$—	$—	$—	$5,752	$5,752
Accrued expenses and other current liabilities	$577,968	$—	$—	$—	$—	$(434)	$577,534	$(434)
Total current liabilities	$738,436	$—	$4,218	$56,737	$20,515	$8,479	$828,385	$89,949
Long-term portion of financing obligations (7)	$7,080,638	$5,517	$(181,262)	$(2,760,587)	$—	$—	$4,144,306	$(2,936,332)
Long-term portion of operating lease liabilities (5)	$—	$—	$—	$3,467,057	$92,289	$144,988	$3,704,334	$3,704,334
Long-term portion of finance lease liabilities (6)	$—	$—	$218,329	$—	$—	$—	$218,329	$218,329
Deferred income taxes (8)	$—	$—	$4,288	$299,523	$—	$—	$303,811	$303,811
Other noncurrent liabilities	$28,269	$—	$—	$—	$—	$(1,925)	$26,344	$(1,925)
Total liabilities	$10,229,791	$5,517	$45,573	$1,062,730	$112,804	$151,542	$11,607,957	$1,378,166
Stockholders’ equity
Retained earnings (accumulated deficit)	$(967,949)	$—	$14,595	$1,071,057	$—	$—	$117,703	$1,085,652
Total Penn National Gaming, Inc. stockholders’ equity	$731,226	$—	$14,595	$1,071,057	$—	$—	$1,816,878	$1,085,652
Total stockholders’ equity	$731,221	$—	$14,595	$1,071,057	$—	$—	$1,816,873	$1,085,652
Total liabilities and stockholders’ equity	$10,961,012	$5,517	$60,168	$2,133,787	$112,804	$151,542	$13,424,830	$2,463,818

(1)
During the first quarter of 2019, the Company identified an adjustment to the purchase price allocation associated with its October 2018 acquisition of Pinnacle Entertainment, Inc. (“Pinnacle”). The purchase price adjustment increased the financing obligation upon the adoption of the new lease standard, resulting in an increase to goodwill (see Note 5, “Acquisitions”).

(2)	Represents components contained within each of the Master Leases determined to be operating leases (primarily consists of land components).

(3)	Represents the triple net lease with GLPI for the real estate assets used in the operations of Meadows Racetrack and Casino (the “Meadows Lease”).

(4)
Represents the (i) derecognition of the carrying amount of the property and equipment, net, associated with land components contained within our Master Leases determined to be operating leases upon the adoption of the new lease standard; and (ii) derecognition of the carrying amount of the property and equipment, net, associated with land and building components associated with Dayton and Mahoning Valley determined to be finance leases upon the adoption of the new lease standard.

(5)
Operating lease ROU assets represent (i) the land components contained within the Master Leases determined to be operating leases upon the adoption of the new lease standard; and (ii) with respect to other Operating Leases, represent (a) the Meadows Lease, which was acquired by the Company in conjunction with in the acquisition of Pinnacle; (b) ground and levee leases with landlords, which were not assumed by GLPI and remain an obligation of the Company; and (c) buildings and equipment not associated with our Master Leases. For leases where the rate implicit in the lease was not readily determinable, we used our incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments. We utilized the incremental borrowing rate on the adoption date for operating leases that commenced prior to that date. The operating lease liability is based on the net present value of future lease payments.

(6)
Amounts primarily represent finance leases associated with Dayton and Mahoning Valley (which are included in the Penn Master Lease) that under previous GAAP utilized specific build-to-suit guidance. The adoption of the new lease standard required the Company to evaluate the components under current guidance contained within the new lease standard, which resulted in all components being classified as finance leases. Finance leases result in (i) the recognition of a finance lease ROU asset amortized over the lease term and (ii) a corresponding finance lease liability (recorded to interest expense over the lease term). We utilized our incremental borrowing rate based on the information available at the adoption date in determining the present value of lease payments. The finance lease liability is based on the net present value of future lease payments.

(7)
Represents components associated with our Master Leases that remain financing obligations (primarily building components). The financing obligation at the adoption date was calculated utilizing previous assumptions as determined (a) at the lease commencement date with respect to the Penn Master Lease and (b) at the acquisition date with respect to the Pinnacle Master Lease.

(8)	Represents the tax impacts related to the adoption of the new lease standard.
In June 2018, the FASB issued ASU No. 2018-07, “Compensation - Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting.” These amendments expand the scope of ASC Topic 718, “Compensation - Stock Compensation” (which previously only included share-based payments to employees), to include share-based payments issued to nonemployees for goods or services. Consequently, the accounting for share-based payments to nonemployees and employees is substantially aligned. This new standard superseded Subtopic 505-50, “Equity - Equity-Based Payments to Non-Employees.” The Company adopted this guidance during the first quarter of 2019 and it did not have a material impact on our unaudited Condensed Consolidated Financial Statements.
Note 4—Leases
The Company determines if a contract is or contains a leasing element at the inception of the contract or the date in which a modification of an existing contract occurs. In order for a contract to be considered a lease, the contract must transfer the right to control the use of an identified asset for a period of time in exchange for consideration. Control is determined to have occurred if the lessee has (i) the right to obtain substantially all of the economic benefits from the use of the identified asset throughout the period of use and (ii) the right to direct the use of the identified asset.
The Company has leasing arrangements that contain both (i) lease and (ii) non-lease components. The Company accounts for both the lease component and the non-lease component as a single component for all classes of underlying assets.
For leases where the rate implicit in the lease is not readily determinable, the Company utilizes its incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. Upon adoption of the new lease standard, the Company utilized its incremental borrowing rate on January 1, 2019, for operating and finance leases that commenced prior to that date.
Lessee
Master Leases - General
As described in Note 3, “New Accounting Pronouncements,” components associated with the Master Leases were determined to be operating leases or finance leases or continued to be financing obligations.
Penn Master Lease
Pursuant to a triple net master lease with GLPI, which became effective November 1, 2013 (the “Penn Master Lease”), the Company leases real estate assets associated with 20 of the gaming facilities used in its operations. The Penn Master Lease has an initial term of 15 years with four subsequent, five-year renewal periods on the same terms and conditions, exercisable at the Company’s option. The Company has determined that the lease term is 35 years.
The payment structure under the Penn Master Lease includes a fixed component, a portion of which is subject to an annual escalator of up to 2%, depending on the Adjusted Revenue to Rent Ratio (as defined in the Penn Master Lease) of 1.8:1, and a component that is based on the performance of the facilities, which is prospectively adjusted (i) every five years by an amount equal to 4% of the average change in net revenues of all facilities under the Penn Master Lease compared to a contractual baseline (other than Hollywood Casino Columbus and Hollywood Casino Toledo (“Columbus and Toledo”)) during the preceding five years (“Penn Percentage Rent”) and (ii) monthly by an amount equal to 20% of the revenues of Hollywood Casino Columbus and Hollywood Casino Toledo in excess of a contractual baseline. The next annual escalator test date is scheduled to occur effective November 1, 2019 and the next Penn Percentage Rent reset is scheduled to occur on November 1, 2023.
Monthly variable expenses associated with contingent payments for Columbus and Toledo totaled $13.1 million and $12.4 million for the three months ended March 31, 2019 and 2018, respectively. For the three months ended March 31, 2019, the Company recorded an expense of $6.8 million related to the operating lease components (land components), which is included in “General and administrative” within our unaudited Condensed Consolidated Statements of Operations; and recorded an expense of $6.3 million related to the finance lease components (building components), which is included in “Interest expense” within our unaudited Condensed Consolidated Statements of Operations. The $12.4 million expense related to the three months ended March 31, 2018 was included in “Interest expense” within our unaudited Condensed Consolidated Statements of

Operations pursuant to previous GAAP under which all contingent rentals were recorded as interest expense due to the failed sale-leaseback accounting treatment.
Changes to future lease payments (i.e., when future escalators become known or future variable rent resets occur) require the Company to (i) increase both the operating lease ROU assets and corresponding operating lease liabilities with respect to operating leases; and (ii) record the incremental variable payment associated with the financing obligation to interest expense.
Pinnacle Master Lease
In connection with the Pinnacle Acquisition (as defined in Note 5, “Acquisitions,”), the Company assumed a triple net master lease with GLPI, originally effective April 28, 2016 (the “Pinnacle Master Lease”), pursuant to which the Company leases real estate assets associated with 12 of the gaming facilities used in its operations. Upon assumption of the Pinnacle Master Lease, as amended, there were 7.5 years remaining of the initial 10-year term, with five subsequent, five-year renewal periods, on the same terms and conditions, exercisable at the Company’s option. The Company has determined that the lease term is 32.5 years.
The payment structure under the Pinnacle Master Lease includes a fixed component, which is subject to an annual escalator of up to 2%, depending on the Adjusted Revenue to Rent Ratio (as defined in the Pinnacle Master Lease) of 1.8:1, and a component that is based on the performance of the facilities, which is prospectively adjusted every two years by an amount equal to 4% of the average change in net revenues of all facilities under the Pinnacle Master Lease (with the exception of Plainridge Park Casino) compared to a contractual baseline during the preceding two years (“Pinnacle Percentage Rent”). The next annual escalator test date is scheduled to occur effective May 1, 2019 and the next Pinnacle Percentage Rent reset is scheduled to occur on May 1, 2020.
Changes to future lease payments (i.e., when future escalators become known or future variable rent resets occur) require the Company to (i) increase both the operating lease ROU assets and corresponding operating lease liabilities with respect to operating leases; and (ii) record the incremental variable payment associated with the financing obligation to interest expense.
Operating Leases
The Company’s operating leases consist mainly of (i) the Meadows Lease with GLPI; (ii) a triple net lease with VICI Properties Inc. (“VICI”) for the real estate assets used in the operation of Margaritaville Resort Casino (the “Margaritaville Lease”); (iii) ground and levee leases to landlords which were not assumed by our REIT landlords and remain an obligation of the Company; and (iv) building and equipment not associated with our Master Leases. Certain of our lease agreements include rental payments based on a percentage of sales over specified contractual amounts, rental payments adjusted periodically for inflation and rental payments based on usage. The Company’s leases include options to extend the lease term. The Company’s operating lease agreements do not contain any material residual value guarantees or material restrictive covenants.
Other information related to lease term and discount rate was as follows:

March 31, 2019
Weighted Average Remaining Lease Term
Operating leases (1)	29.8 years
Finance leases (2)	29.5 years
Financing obligations (3)	31.1 years

Weighted Average Discount Rate
Operating leases (1)	6.9%
Finance leases (2)	6.8%
Financing obligations (3)	8.1%

(1)
Amounts consist of (i) land components associated with our Master Leases that were concluded to be operating leases at the adoption date of the new lease standard; (ii) our Meadows Lease; (iii) our Margaritaville Lease; (iv) ground and levee leases with landlords which were not assumed by our REIT landlords and remain an obligation of the Company; and (v) building and equipment not contained within leases with our REIT landlords. For leases where the rate implicit in the lease is not readily determinable, we use our incremental borrowing rate based on the information available at the adoption date in determining the present value of lease payments.

(2)
Amounts primarily represent finance leases associated with our Dayton and Mahoning Valley properties (which are included in the Penn Master Lease) that under previous GAAP utilized specific build-to-suit guidance. The adoption of the new lease standard required the Company to evaluate the components utilizing the guidance contained within the new lease standard, which resulted in all components being classified as finance leases.

For leases where the rate implicit in the lease is not readily determinable, we use our incremental borrowing rate based on the information available at the adoption date in determining the present value of lease payments.

(3)
Amounts consist of components contained within each of the Master Leases determined to continue to be financing obligations (which consist primarily of building components) at the adoption date of the new lease standard.

The components of lease expense were as follows:

	Classification
(in thousands)	Gaming Expense	Food, Beverage, Hotel and Other Expense	General and Administrative	Interest Expense	Depreciation and Amortization	Total for the three months ended March 31, 2019
Operating Lease Costs
Rent expense associated with triple net leases classified as operating leases (1)	$—	$—	$84,730	$—	$—	$84,730
Operating lease cost	137	156	4,097	—	—	4,390
Short-term lease cost	12,936	160	568	—	—	13,664
Variable lease cost	1,259	2	315	—	—	1,576
Total	$14,332	$318	$89,710	$—	$—	$104,360

Finance Lease Costs
Interest expense associated with finance leases (2)	$—	$—	$—	$3,827	$—	$3,827
Amortization expense associated with finance leases (2)	—	—	—	—	1,959	1,959
Total	$—	$—	$—	$3,827	$1,959	$5,786

Financing Obligation Costs
Interest expense associated with financing obligations (3)	$—	$—	$—	$97,672	$—	$97,672

(1)	Pertains to the components contained within the Master Leases (primarily land components) determined to be operating leases, the Meadows Lease, and the Margaritaville Lease.

(2)	Primarily pertains to the Dayton and Mahoning Valley finance leases.

(3)
Pertains to the components contained within the Master Leases (primarily building components) determined to continue to be financing obligations, inclusive of contingent variable interest expense associated with Columbus and Toledo.

The following is a maturity analysis of our operating leases, finance leases, and financing obligations as of March 31, 2019:

(in thousands)	Operating Leases	Finance Leases	Financing Obligations
Years ending December 31,
2019 (excluding the three months ended March 31, 2019)	$275,761	$15,701	$292,189
2020	352,916	21,028	374,715
2021	336,908	21,021	367,278
2022	336,660	20,909	367,278
2023	333,540	20,083	367,278
Thereafter	7,665,371	398,727	9,637,956
Total lease payments	9,301,156	497,469	11,406,694
Less: Amounts representing interest	(5,336,870)	(274,647)	(7,224,861)
Present value of future lease payments	3,964,286	222,822	4,181,833
Less: Current portion of lease obligations	(95,894)	(5,874)	(52,600)
Long-term portion of lease obligations	$3,868,392	$216,948	$4,129,233

For the three months ended March 31, 2019 and 2018, total payments made to GLPI under the Penn Master Lease were $114.4 million and $115.9 million, respectively. For the three months ended March 31, 2019, total payments made to GLPI under the Pinnacle Master Lease were $81.3 million.

Supplemental cash flow information related to leases was as follows:

(in thousands)	For the three months ended March 31, 2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from finance leases	$3,827
Operating cash flows from operating leases	$90,629
Financing cash flows from finance leases	$1,640

Lessor
The Company leases its hotel rooms to patrons and records the corresponding lessor revenue within “Food, beverage, hotel and other revenues” within our unaudited Condensed Consolidated Statements of Operations. For the three months ended March 31, 2019, the Company recognized $71.4 million of lessor revenues related to the rental of hotel rooms. Hotel leasing arrangements vary in duration, but are short-term in nature. The cost and accumulated depreciation of property and equipment associated with hotel rooms is included in “Property and equipment, net” within our unaudited Condensed Consolidated Balance Sheets.
Note 5—Acquisitions
Margaritaville Resort Casino
On January 1, 2019, the Company acquired the operations of Margaritaville Resort Casino for an aggregate purchase price of $119.9 million, after working capital and other adjustments, pursuant to (i) an agreement and plan of merger (the “Margaritaville Merger Agreement”) among the Company, VICI, Bossier Casino Venture (HoldCo), Inc. (“Holdco”), and Silver Slipper Gaming, LLC, and (ii) a membership interest purchase agreement (the “MIPA”) among VICI and the Company.
Pursuant to the Margaritaville Merger Agreement, a subsidiary of VICI merged with and into Holdco with Holdco surviving the merger as a wholly-owned subsidiary of VICI (the “Merger”) and owner of the real estate assets relating to Margaritaville Resort Casino. Pursuant to the MIPA, immediately following the consummation of the Merger, HoldCo sold its interests in its sole direct subsidiary and owner of the Margaritaville Resort Casino operating assets, to the Company. On the closing date, we entered into the Margaritaville Lease with VICI having an initial annual rent of $23.2 million and an initial term of 15 years, with four five-year renewal options. The acquisition of the operations was financed through incremental borrowings under the Company’s Revolving Credit Facility (as defined in Note 9, “Long-term Debt”) and the acquisition of the real estate assets of Margaritaville Resort Casino was financed through VICI in the amount of $261.1 million.
Due to the recent acquisition date of Margaritaville Resort Casino, the Company has not yet finalized its valuation analysis and is in the process of evaluating key assumptions that derive the fair value of the assets acquired and liabilities assumed. The following table reflects the preliminary allocation of the purchase price to the tangible and identifiable intangible assets acquired and liabilities assumed, with the excess recorded as goodwill:

(in thousands)	January 1, 2019
Cash and cash equivalents	$10,756
Receivables, prepaid expenses, and other current assets	7,058
Property and equipment	21,731
Goodwill (1)	39,457
Other intangible assets
Gaming licenses	48,100
Customer relationships	2,300
Operating lease right-of-use assets	196,212
Total assets	$325,614

Accounts payable, accrued expenses, and other current liabilities	$9,511
Operating lease liabilities	196,212
Total liabilities	205,723
Net assets acquired	$119,891

(1)	The goodwill has been assigned to our South segment. The entire $39.5 million goodwill amount is deductible for tax purposes.
The Company used the income, market, or cost approach (or a combination thereof) for the valuation, as appropriate, and used valuation inputs in these models and analyses that were based on market participant assumptions. Market participants are considered to be buyers and sellers unrelated to the Company in the principal or most advantageous market for the asset or liability. For certain items, the carrying amount was determined to be a reasonable approximation of fair value based on information available to the Company. Property and equipment acquired consists of non-REIT assets (e.g., equipment for use in gaming operations and furniture and equipment). Upon adoption of the new lease standard, we determined the land and buildings to be operating leases, which are accounted for as operating lease right-of-use assets with a corresponding operating lease liability calculated based on the net present value of the future lease payments at the acquisition date. Management determined the fair value of its office equipment, computer equipment and slot machine gaming devices based on the market approach and other property based on the cost approach, supported where available by observable market data, which includes consideration of obsolescence.
Acquired identifiable intangible assets consist of a gaming license, which is an indefinite-lived intangible asset, and a customer relationship, which is an amortizing intangible asset with an assigned useful life of 2 years. Management valued (i) gaming licenses using the Greenfield Method under the income approach, which estimates the fair value of the gaming license using a discounted cash flow model assuming the Company built a casino with similar utility to that of the existing facility and assumes a theoretical start-up company going into business without any assets other than the intangible asset being valued; and (ii) customer relationships (rated player databases) using the with-and-without method of the income approach. All valuation methods are forms of the income approach supported by observable market data for peer casino operator companies.
The following table includes the financial results of the Margaritaville Resort Casino since the acquisition date which is included within our unaudited Condensed Consolidated Statement of Operations for the three months ended March 31, 2019:

(in thousands)	Period from January 1, 2019 through March 31, 2019
Revenues	$41,499
Net income	$4,961

Pinnacle Acquisition
On October 15, 2018, the Company acquired all of the outstanding shares of Pinnacle, for a total purchase price of $2,816.2 million, which consisted of (i) a cash payment of $20.00 per share of Pinnacle common stock, totaling $1,252.2 million; (ii) issuance of Penn common stock in the amount of $749.7 million; and (iii) the retirement of $814.3 million of Pinnacle debt obligations (the “Pinnacle Acquisition”). In conjunction with the Pinnacle Acquisition, the Company divested the membership interests of certain Pinnacle subsidiaries which operated the casinos known as Ameristar Casino Resort St. Charles, Ameristar Casino Hotel Kansas City, Belterra Casino Resort and Belterra Park, to Boyd Gaming Corporation (“Boyd”); GLPI acquired the real estate assets associated with the Plainridge Park Casino, and concurrently leased back the real estate assets to the Company; and a subsidiary of Boyd acquired the real estate assets associated with Belterra Park from a subsidiary of GLPI. Additionally, as a part of the transaction, the Pinnacle Master Lease was assumed and amended by the Company. For more information on the Pinnacle Master Lease and related amendment, see Note 4, “Leases.”
Due primarily to the scale and complexity of the Pinnacle Acquisition, the Company has not yet finalized its valuation analysis and is in the process of evaluating key assumptions that derive the fair value of the assets acquired and liabilities assumed, including the income tax balances. Therefore, the allocation of the purchase price is preliminary and subject to change. During the three months ended March 31, 2019, we made the following adjustments to the preliminary purchase price allocation:

(in thousands)	Increase/(Decrease)
Property and equipment - Pinnacle Master Lease (1)	$(29,200)
Goodwill (2)	11,617
Other intangible assets
Gaming licenses	21,600
Total assets	$4,017

Long-term financing obligation, including current portion (3)	$5,517
Deferred tax liabilities	(1,500)
Total liabilities	4,017
Net assets acquired	$—

(1)
Includes buildings, boats, vessels, barges, and implied land and land use rights. Land use rights represent the intangible value of the Company’s ability to utilize and access land associated with long term ground lease agreements that give the Company the exclusive rights to operate the casino gaming facilities associated with such agreements.

(2)	See Note 7, “Goodwill and Other Intangible Assets,” for details on the impact to each reportable segment.

(3)	Long-term financing obligation, including current portion represents the financing obligation associated with Pinnacle Master Lease, as amended.
Pro Forma Financial Information - Margaritaville Resort Casino and Pinnacle
The following table includes unaudited pro forma consolidated financial information assuming our acquisitions of Margaritaville Resort Casino and Pinnacle had occurred as of January 1, 2018, and January 1, 2017, respectively. The pro forma financial information does not represent the anticipated future results of the combined company. The pro forma amounts include the historical operating results of Penn, Margaritaville Resort Casino, and Pinnacle, prior to the acquisition, with adjustments directly attributable to the acquisitions, inclusive of adjustments for acquisition costs. The below pro forma results do not include any adjustments related to synergies.

	For the three months ended March 31,
(in thousands)	2019	2018
Revenues	$1,282,571	$1,323,247
Net income attributable to Penn National Gaming, Inc.	$43,426	$47,144

Greektown Casino-Hotel
On November 14, 2018, the Company announced that it had entered into a definitive agreement to acquire the operations of Greektown Casino-Hotel in Detroit, Michigan for approximately $300 million in cash. Simultaneous with the closing of the transaction, the Company will enter into a triple net lease agreement with VICI for the real estate assets used in the operations of the property. The lease will have an initial annual rent of $55.6 million and an initial term of 15 years, with four five-year renewal options. The transaction will be financed with a combination of cash on hand and debt. The transaction, which is expected to close by the end of May 2019, is subject to approval of the Michigan Gaming Control Board and other customary closing conditions.
Note 6—Property and Equipment
Property and equipment, net, consisted of the following:

(in thousands)	March 31, 2019	December 31, 2018
Property and equipment - non-Master Leases
Land and improvements	$343,987	$343,987
Building, vessels and improvements	347,479	342,944
Furniture, fixtures and equipment	1,599,050	1,565,830
Leasehold improvements	153,872	152,943
Construction in progress	35,467	25,473
	2,479,855	2,431,177
Less: Accumulated depreciation	(1,442,955)	(1,400,198)
	1,036,900	1,030,979
Property and equipment - Master Leases
Land and improvements (1)	1,525,934	2,970,969
Building, vessels and improvements (2)	3,664,611	3,845,062
	5,190,545	6,816,031
Less: Accumulated depreciation	(999,523)	(978,242)
	4,191,022	5,837,789
Property and equipment, net	$5,227,922	$6,868,768

(1)
Upon adoption of ASC 842, approximately $1.4 billion of land was derecognized and replaced with operating lease ROU assets based on the net present value of future lease payments. See Note 3, “New Accounting Pronouncements.”

(2)
Upon adoption of ASC 842, $180.4 million of building and improvements, gross, was derecognized and replaced with finance lease ROU assets based on the net present value of future lease payments. See Note 3, “New Accounting Pronouncements.”

Depreciation expense for all of our property and equipment was $98.3 million and $55.9 million for the three months ended March 31, 2019 and 2018, respectively, of which, $48.6 million and $23.3 million, pertained to real estate assets subject to either of our Master Leases, respectively. No interest was capitalized in connection with major construction projects for the three months ended March 31, 2019 and 2018.
Note 7—Goodwill and Other Intangible Assets
A reconciliation of goodwill and accumulated goodwill impairment losses, by reportable segment, is as follows:

(in thousands)	Northeast Segment	South Segment	West Segment	Midwest Segment	Other	Total
Balance as of December 31, 2018
Goodwill, gross	$848,424	$185,158	$210,423	$1,110,052	$156,116	$2,510,173
Accumulated goodwill impairment losses	(707,593)	(34,522)	(16,633)	(435,283)	(87,720)	(1,281,751)
Goodwill, net	140,831	150,636	193,790	674,769	68,396	1,228,422
Goodwill acquired during year	—	39,457	—	—	—	39,457
Other (1)	(2,000)	5,100	4,117	4,400	—	11,617
Balance as of March 31, 2019
Goodwill, gross	846,424	229,715	214,540	1,114,452	156,116	2,561,247
Accumulated goodwill impairment losses	(707,593)	(34,522)	(16,633)	(435,283)	(87,720)	(1,281,751)
Goodwill, net	$138,831	$195,193	$197,907	$679,169	$68,396	$1,279,496

(1)
The amounts relate to adjustments made during the three months ended March 31, 2019 to the preliminary purchase price allocation pertaining to the Pinnacle Acquisition, described in Note 5, “Acquisitions.”

The table below presents the gross carrying amount, accumulated amortization, and net carrying amount of each major class of other intangible assets:

	March 31, 2019			December 31, 2018
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Indefinite-lived intangible assets
Gaming licenses	$1,568,009	$—	$1,568,009	$1,498,309	$—	$1,498,309
Trademarks	298,000	—	298,000	298,000	—	298,000
Other	696	—	696	696	—	696
Amortizing intangible assets
Customer relationships	101,052	(55,450)	45,602	98,752	(51,544)	47,208
Other	62,261	(51,221)	11,040	61,918	(49,263)	12,655
Total other intangible assets	$2,030,018	$(106,671)	$1,923,347	$1,957,675	$(100,807)	$1,856,868
There were no impairment charges recorded on other intangible assets for the three months March 31, 2019 and 2018.
Our amortizing intangible assets have a weighted-average remaining amortization period of 3.7 years. Amortization expense relating to our amortizing intangible assets was $5.9 million and $4.5 million, for the three months ended March 31, 2019 and 2018, respectively. The following table presents the estimated amortization expense based on our amortizing intangible assets as of March 31, 2019 (in thousands):

Remaining 2019	$17,574
2020	18,023
2021	4,526
2022	4,067
2023	4,007
Thereafter	8,445
Total	$56,642

Note 8—Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following:

(in thousands)	March 31, 2019	December 31, 2018
Accrued salaries and wages	$112,946	$139,159
Accrued gaming, pari-mutuel, property, and other taxes	102,498	105,767
Accrued interest	6,218	15,793
Other accrued expenses	225,956	204,656
Other current liabilities	124,504	112,593
	$572,122	$577,968

Note 9—Long-term Debt
Long-term debt, net of current maturities, was as follows:

(in thousands)	March 31, 2019	December 31, 2018
Senior Secured Credit Facilities:
Revolving Credit Facility due 2023	$92,000	$112,000
Term Loan A Facility due 2023	698,828	707,674
Term Loan B-1 Facility due 2025	1,125,928	1,128,750
5.625% Notes due 2027	400,000	400,000
Other long-term obligations	96,646	104,583
Capital leases (1)	—	381
	2,413,402	2,453,388
Less: Current maturities of long-term debt	(62,505)	(62,140)
Less: Debt discount	(2,658)	(2,748)
Less: Debt issuance costs	(36,860)	(38,412)
	$2,311,379	$2,350,088

(1)	Reclassified to finance lease liabilities upon the adoption of ASC 842.
Senior Secured Credit Facilities
On January 19, 2017, the Company entered into an agreement to amend and restate its previous credit agreement, dated October 30, 2013, as amended, (the “Credit Agreement”), which provided for: (i) a five-year $700 million revolving credit facility (the “Revolving Credit Facility”), (ii) a five-year $300 million term loan A facility (the “Term Loan A Facility”), and (iii) a seven-year $500 million Term Loan B facility (the “Term Loan B Facility”).
On October 15, 2018, in connection with the Pinnacle Acquisition, the Company entered into an incremental joinder agreement (the “Incremental Joinder”), which amended the Credit Agreement (the “Amended Credit Agreement”). The Incremental Joinder provided for an additional $430.2 million of incremental loans having the same terms as the existing Term Loan A Facility, with the exception of extending the maturity date, and an additional $1,128.8 million of loans as a new tranche having new terms (the “Term Loan B-1 Facility” and collectively with the Revolving Credit Facility and the Term Loan A Facility, the “Senior Secured Credit Facilities”). With the exception of extending the maturity date, the Incremental Joinder did not impact the Revolving Credit Facility.
As of March 31, 2019, the Company had conditional obligations under letters of credit issued pursuant to the Senior Secured Credit Facilities with face amounts aggregating $36.5 million, resulting in $571.5 million of available borrowing capacity under the Revolving Credit Facility.
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
Loss on Early Extinguishment of Debt
In connection with principal repayments on the Term Loan B Facility, the Company recorded a $0.9 million loss on early extinguishment of debt during the three months ended March 31, 2018.
Covenants
Our Senior Secured Credit Facilities and 5.625% Notes require us, among other obligations, to maintain specified financial ratios and to satisfy certain financial tests. In addition, the Company’s Senior Secured Credit Facilities and 5.625% Notes

restrict, among other things, our ability to incur additional indebtedness, incur guarantee obligations, amend debt instruments, pay dividends, create liens on assets, make investments, engage in mergers or consolidations, and otherwise restrict corporate activities. As of March 31, 2019, the Company was in compliance with all required financial covenants.
Other Long-Term Obligations
Ohio Relocation Fees
As of March 31, 2019 and December 31, 2018, other long-term obligations included $84.0 million and $91.3 million, respectively, related to the relocation fees for Dayton and Mahoning Valley. The relocation fee for each facility is payable as follows: $7.5 million upon the opening of the facility and eighteen semi-annual payments of $4.8 million beginning one year after the commencement of operations. This obligation is accreted to interest expense at an effective yield of 5.0%. The amount included in interest expense related to this obligation was $1.1 million and $1.3 million for the three months ended March 31, 2019 and 2018, respectively.
Event Center
As of March 31, 2019 and December 31, 2018, other long-term obligations included $12.6 million and $13.2 million, respectively, related to the repayment obligation of a hotel and event center located near Hollywood Casino Lawrenceburg, which was constructed by The City of Lawrenceburg Department of Redevelopment. Effective in January 2015, by contractual agreement, in exchange for conveyance of the property, the Company is obligated to make annual payments of $1.0 million for 20 years, which began in January 2016. This obligation is accreted to interest expense at its effective yield of 3.0%. The amount included in interest expense related to this obligation was $0.1 million for each of the three months ended March 31, 2019 and 2018.
Note 10—Investments in and Advances to Unconsolidated Affiliates
As of March 31, 2019, investment in and advances to unconsolidated affiliates primarily included the Company’s 50% investment in Kansas Entertainment, which is a joint venture with International Speedway, its 50% interest in Freehold Raceway, and its 50% joint venture with MAXXAM, Inc. (“MAXXAM”) that owns and operates racetracks in Texas.

Kansas Joint Venture
The Company has a 50% investment in Kansas Entertainment, which owns the Hollywood Casino at Kansas Speedway. As of March 31, 2019 and December 31, 2018, the Company’s investment balance was $88.9 million and $89.4 million, respectively.
The Company has determined that Kansas Entertainment is a VIE that should not be consolidated since the Company does not qualify as the primary beneficiary. In making this determination, the Company concluded that it does not have the ability to direct the activities of Kansas Entertainment that most significantly impact Kansas Entertainment’s economic performance without the approval of International Speedway. Furthermore, International Speedway has substantive participating rights in Kansas Entertainment.
The following table provides summary income statement information of Kansas Entertainment for the comparative periods that are included within the Company’s unaudited Condensed Consolidated Statements of Operations:

	For the three months ended March 31,
(in thousands)	2019	2018
Revenues	$39,511	$39,285
Operating expenses	27,414	27,658
Operating income	12,097	11,627
Net income	$12,097	$11,627

Net income attributable to Penn National Gaming, Inc.	$6,049	$5,814

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
The Company has determined that neither its Texas joint venture nor its New Jersey joint venture qualify as a VIE. Using the guidance for entities that are not VIEs, in both cases, the Company determined that it did not have a controlling financial interest in either of the joint ventures, primarily as it did not have the ability to direct the activities of either of the joint ventures that most significantly impacted the joint ventures’ economic performance without the input of MAXXAM or Greenwood, respectively. Therefore, the Company does not consolidate either of its investments in the joint ventures.
Note 11—Income Taxes
The Company calculates the provision for income taxes during interim reporting periods, by applying an estimate of the annual effective tax rate to the full year projected pretax book income or loss excluding certain discrete items. The effective tax rate (income taxes as a percentage of income before income taxes) including discrete items was 26.6% for the three months ended March 31, 2019, as compared to 25.7% for the three months ended March 31, 2018. During the measurement period following the Pinnacle Acquisition, which was completed on October 15, 2018, the Company will continue to refine its purchase accounting estimates. Any changes in the purchase accounting may affect the recorded net deferred tax assets and liabilities as well as our effective tax rate in a future period.
Note 12—Commitments and Contingencies
The Company is subject to various legal and administrative proceedings relating to personal injuries, employment matters, commercial transactions, development agreements and other matters arising in the ordinary course of business. Although the Company maintains what it believes to be adequate insurance coverage to mitigate the risk of loss pertaining to covered matters, legal and administrative proceedings can be costly, time-consuming and unpredictable. The Company does not believe that the final outcome of these matters will have a material adverse effect on its financial position, cash flows or results of operations.
Note 13—Stock-Based Compensation
Long Term Incentive Compensation Plans
The Company’s 2018 Long Term Incentive Compensation Plan (the “2018 Plan”) permits it to issue stock options (incentive and/or non-qualified), stock appreciation rights (“SARs”), restricted stock, phantom stock units (“PSUs”) and other equity and cash awards to employees. Non-employee directors are eligible to receive all such awards, other than incentive stock options. Prior to the 2018 Plan, the Company had the 2008 Long Term Incentive Compensation Plan (the “2008 Plan”), which expired in June 2018. Although awards can no longer be granted under the 2008 Plan, it remains in place until all of the awards previously granted thereunder have been paid, forfeited or expired. As of March 31, 2019, there were 9,397,761 shares available for future grants under the 2018 Plan.
Share Repurchase Program
On January 9, 2019, the Company announced a new share repurchase program pursuant to which the Board of Directors authorized to repurchase up to $200 million of the Company’s common stock, which expires on December 31, 2020. The Company did not repurchase any shares of its common stock during the three months ended March 31, 2019.
Performance Share Program
On February 14, 2019, the Company’s Compensation Committee of the Board of Directors adopted a performance share program (the “Performance Share Program II”) pursuant to the 2018 Plan, which provides for the issuance of restricted stock awards with performance-based vesting conditions. An aggregate of 278,780 performance shares, at target, was granted on February 14, 2019, with the grant having a three-year award period consisting of three one-year performance periods and a three-year service period. The performance threshold for vesting of these awards is 50% of target and, based on the level of achievement, up to 150% of target.
Stock Options
The Company granted 1,307,015 and 661,175 stock options during the three months ended March 31, 2019 and 2018, respectively.

Stock-based Compensation Expense
Stock-based compensation expense, which pertains to our stock options, restricted stock, and other equity awards, for the three months ended March 31, 2019 and 2018 was $3.4 million and $2.9 million, respectively, and is included within the unaudited Condensed Consolidated Statements of Operations under “General and administrative.”
Stock Appreciation Rights
The fair value of SARs is calculated each reporting period and estimated using the Black-Scholes option pricing model. The Company’s SARs, which vest over a period of four years, are accounted for as liability awards since they will be settled in cash. Accordingly, the Company has a liability, which is included in “Accrued expenses and other current liabilities” within the unaudited Condensed Consolidated Balance Sheets, associated with its SARs of $8.6 million and $6.8 million as of March 31, 2019 and December 31, 2018, respectively.
For SARs held by employees of the Company, there was $9.6 million of total unrecognized compensation cost as of March 31, 2019 that will be recognized over the awards remaining weighted average vesting period of 2.98 years. For the three months ended March 31, 2019 and 2018, the Company recognized compensation expense of $3.0 million and a reduction to compensation expense of $4.0 million associated with these awards, respectively. Compensation expense associated with our SARs is recorded in “General and administrative” within the unaudited Condensed Consolidated Statements of Operations. Amounts paid by the Company for the three months ended March 31, 2019 and 2018 on these cash-settled awards was $1.2 million and $3.0 million, respectively.
Phantom Stock Units
The Company’s PSUs, which vest over a period of three to four years, entitle employees and directors to receive cash based on the fair value of the Company’s common stock on the vesting date. The PSUs are accounted for as liability awards and are re-measured at fair value each reporting period until they become vested with compensation expense being recognized over the requisite service period. The Company has a liability, which is included in “Accrued expenses and other current liabilities” within the unaudited Condensed Consolidated Balance Sheets, associated with its PSUs of $0.4 million and $1.7 million as of March 31, 2019 and December 31, 2018, respectively.
For PSUs held by employees and directors of the Company, there was $4.5 million of total unrecognized compensation cost as of March 31, 2019 that will be recognized over the awards remaining weighted average vesting period of 2.24 years. For the three months ended March 31, 2019 and 2018, the Company recognized $1.1 million and $0.1 million of compensation expense associated with these awards, respectively. Compensation expense associated with our PSUs is recorded in “General and administrative” within the unaudited Condensed Consolidated Statements of Operations. Amounts paid by the Company for the three months ended March 31, 2019 and 2018 on these cash-settled awards totaled $2.4 million and $4.1 million, respectively.
Note 14—Earnings per Share
The following table reconciles the weighted-average common shares outstanding used in the calculation of basic EPS to the weighted-average common shares outstanding used in the calculation of diluted EPS for the three months ended March 31, 2019 and 2018:

	For the three months ended March 31,
(in thousands)	2019	2018
Determination of shares:
Weighted-average common shares outstanding	116,293	91,191
Assumed conversion of dilutive employee stock-based awards	2,049	3,260
Assumed conversion of restricted stock	253	199
Diluted weighted-average common shares outstanding	118,595	94,650

Options to purchase 1,940,633 shares and 646,307 shares were outstanding during the three months ended March 31, 2019 and 2018, respectively, but were not included in the computation of diluted EPS because they were antidilutive.

The following table presents the calculation of basic and diluted EPS for the Company’s common stock for the three months ended March 31, 2019 and 2018:

	For the three months ended March 31,
(in thousands, except per share data)	2019	2018
Calculation of basic EPS:
Net income applicable to common stock	$40,992	$45,437
Weighted-average common shares outstanding	116,293	91,191
Basic EPS	$0.35	$0.50
Calculation of diluted EPS:
Net income applicable to common stock	$40,992	$45,437
Diluted weighted-average common shares outstanding	118,595	94,650
Diluted EPS	$0.35	$0.48

Note 15—Fair Value Measurements
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
Cash and cash equivalents
The fair value of the Company’s cash and cash equivalents approximates their carrying amount, due to the short maturity of the cash equivalents.
Held-to-maturity Securities and Promissory Notes
We have a management contract with Retama Development Corporation (“RDC”), a local government corporation of the City of Selma, Texas, to manage the day-to-day operations of Retama Park Racetrack, located outside of San Antonio, Texas. In addition, we own 1.0% of the equity of Retama Nominal Holder, LLC, which holds a nominal interest in the racing license used to operate Retama Park Racetrack, and a 75.5% interest in Pinnacle Retama Partners, LLC (“PRP”), which owns the contingent gaming rights that may arise if gaming under the existing racing license becomes legal in Texas in the future.
As of March 31, 2019 and December 31, 2018, PRP held $16.9 million in promissory notes issued by RDC and $7.5 million in local government corporation bonds issued by RDC, at amortized cost. The promissory notes and the local government corporation bonds are collateralized by the assets of Retama Park Racetrack. As of March 31, 2019, the promissory notes are included in “Other current assets” within our unaudited Condensed Consolidated Balance Sheet and the local government corporation bonds, which have long-term contractual maturities, are included in “Other assets” within our unaudited Condensed Consolidated Balance Sheet.
The contractual terms of these promissory notes include interest payments due at maturity; however, we have not recorded accrued interest on these promissory notes because uncertainty exists as to RDC’s ability to make interest payments. We have the positive intent and ability to hold the local government corporation bonds to maturity and until the amortized cost is recovered. The estimated fair values of such investments are principally based on appraised values of the land associated with Retama Park Racetrack, which are classified as Level 2 inputs.
Long-term Debt
The fair value of the Company’s Term Loan A Facility, Term Loan B-1 Facility and 5.625% Notes is estimated based on quoted prices in active markets and as such is a Level 1 measurement. The fair value of the Company’s Revolving Credit Facility approximates its carrying amount as it is revolving, variable rate debt, which we classify as a Level 2 measurement.
Other long-term obligations as of March 31, 2019 and December 31, 2018 included the relocation fees for Dayton and Mahoning Valley and the repayment obligation of a hotel and event center located near Hollywood Casino Lawrenceburg, which are discussed in Note 9, “Long-term Debt.” The fair values of these long-term obligations are estimated based on rates consistent with the Company’s credit rating for comparable terms and debt instruments and as such are Level 2 measurements.
Other Liabilities
Other liabilities as of March 31, 2019 and December 31, 2018 principally consist of contingent consideration relating to Plainridge Park Casino. The contingent consideration is calculated based on actual earnings of the gaming operations over the first 10 years of operations, which commenced on June 24, 2015. As of March 31, 2019 and December 31, 2018, we were contractually obligated to make seven remaining annual payments. The fair value of this liability, which is included within our unaudited Condensed Consolidated Balance Sheets in “Accrued expenses and other current liabilities” or “Other noncurrent liabilities,” depending on the timing of the next payment, is estimated based on an income approach using a discounted cash flow model and has been classified as a Level 3 measurement.
The carrying amounts and estimated fair values by input level of the Company’s financial instruments were as follows:

	March 31, 2019
(in thousands)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$400,280	$400,280	$400,280	$—	$—
Held-to-maturity securities	$7,466	$7,931	$—	$7,931	$—
Promissory notes	$16,853	$17,491	$—	$17,491	$—
Financial liabilities:
Long-term debt
Senior Secured Credit Facilities	$1,877,885	$1,893,268	$1,893,268	$—	$—
5.625% Notes	$399,353	$389,520	$389,520	$—	$—
Other long-term obligations	$96,646	$89,408	$—	$89,408	$—
Other liabilities	$26,556	$26,548	$—	$2,810	$23,738

	December 31, 2018
(in thousands)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$479,598	$479,598	$479,598	$—	$—
Held-to-maturity securities	$7,466	$7,879	$—	$7,879	$—
Promissory notes	$16,853	$17,415	$—	$17,415	$—
Financial liabilities:
Long-term debt
Senior Secured Credit Facilities	$1,907,932	$1,886,333	$1,886,333	$—	$—
5.625% Notes	$399,332	$360,000	$360,000	$—	$—
Other long-term obligations	$104,583	$96,338	$—	$96,338	$—
Other liabilities	$21,863	$21,857	$—	$2,815	$19,042

The following table summarizes the changes in fair value of our Level 3 liabilities measured on a recurring basis:

Other Liabilities
(in thousands)	Contingent Purchase Price
Balance as of January 1, 2019	$19,042
Payments	(21)
Included in earnings (1)	4,717
Balance as of March 31, 2019	$23,738

(1)	The expense is included in “General and administrative” within our unaudited Condensed Consolidated Statements of Operations.
The following table summarizes the significant unobservable inputs used in calculating fair value for our Level 3 liabilities on a recurring basis as of March 31, 2019:

	Valuation Technique	Unobservable Input	Discount Rate
Contingent purchase price - Plainridge Park Casino	Discounted cash flow	Discount rate	7.48%

Note 16—Segment Information
We have aggregated our operating segments into four reportable segments based on the similar characteristics of the operating segments within the regions in which they operate: Northeast, South, West and Midwest. The Other category is included in the following tables in order to reconcile the segment information to the consolidated information. Inter-segment revenues were not material in any of the years presented below. During the fourth quarter of 2018, the Company made revisions to its reportable segments upon the consummation of the Pinnacle Acquisition. Apart from the addition of the new properties, the most significant change was dividing the South/West segment into two separate reportable segments. The financial information presented below reflects such changes, including restating the prior period comparative financial information.
The Company utilizes Adjusted EBITDAR (as defined below) as its measure of segment profit or loss. The following table highlights our revenues and Adjusted EBITDAR for each reportable segment and reconciles Adjusted EBITDAR on a consolidated basis to Net income.

	For the three months ended March 31,
(in thousands)	2019	2018
Revenues:
Northeast segment	$550,578	$458,719
South segment	291,942	63,330
West segment	158,654	97,966
Midwest segment	271,262	185,534
Other (1)	10,135	10,536
Revenues	$1,282,571	$816,085

Adjusted EBITDAR (2):
Northeast segment	$164,754	$144,977
South segment	97,844	21,118
West segment	49,923	23,931
Midwest segment	99,219	68,185
Other (1)	(20,303)	(15,665)
Adjusted EBITDAR (2)	391,437	242,546

Other operating benefits (costs) and other income (expenses):
Rent expense associated with triple net operating leases (3)	(84,730)	—
Stock-based compensation	(3,417)	(2,929)
Cash-settled stock award variance	(472)	7,462
Loss on disposal of assets	(522)	(55)
Contingent purchase price	(4,717)	(1,134)
Pre-opening and acquisition costs	(4,380)	(6,093)
Depreciation and amortization	(104,053)	(60,390)
Impairment losses	—	(618)
Non-operating items for Kansas JV	(1,073)	(1,294)
Interest expense	(132,587)	(115,740)
Interest income	319	249
Loss on early extinguishment of debt	—	(882)
Other	—	4
Income before income taxes	55,805	61,126
Income tax expense	(14,818)	(15,689)
Net income	$40,987	$45,437

(1)
The Other category consists of the Company's standalone racing operations, namely Sanford-Orlando Kennel Club, located in Longwood, Florida, and the Company’s joint venture interests in Texas and New Jersey (see Note 10, “Investments in and Advances to Unconsolidated Affiliates”). The Other category also includes PIV, our management contract for Retama Park Racetrack, and our live and televised poker tournament series that operates under the trade name, Heartland Poker Tour. Expenses incurred for corporate and shared services activities that are directly attributable to a property or are otherwise incurred to support a property are allocated to each property. The Other category also includes corporate overhead costs, which consist of certain expenses, such as: payroll, professional fees, travel expenses and other general and administrative expenses that do not directly relate to or have otherwise been allocated to a property.

(2)
We define Adjusted EBITDAR as earnings before interest income and expense, income taxes, depreciation and amortization, rent expense associated with triple net operating leases, stock-based compensation, debt extinguishment and financing charges, impairment charges, insurance recoveries and deductible charges, changes in the estimated fair value of our contingent purchase price obligations, gain or loss on disposal of assets, the difference between budget and actual expense for cash-settled stock-based awards, pre-opening and acquisition costs, and other income or expenses. Adjusted EBITDAR is also inclusive of income or loss from unconsolidated affiliates, with our share of non-operating items (such as depreciation and amortization) added back for our joint venture in Kansas Entertainment. Adjusted EBITDAR excludes payments associated with our Master Leases, the Meadows Lease, and the Margaritaville Lease, as such amounts are included as either interest expense or rent expense.

(3)
As of and for the three months ended March 31, 2019, for purposes of this definition, the Company’s triple net operating leases include components of the Master Leases (principally pertaining to the land), the Meadows Lease, and the Margaritaville Lease.

	For the three months ended March 31,
(in thousands)	2019	2018
Capital expenditures:
Northeast segment	$12,685	$4,212
South segment	8,872	682
West segment	7,027	2,730
Midwest segment	7,039	3,007
Other	2,043	1,182
Total capital expenditures	$37,666	$11,813

(in thousands)	Northeast	South	West	Midwest	Other	Total
As of March 31, 2019
Investment in and advances to unconsolidated affiliates	$105	$—	$—	$88,899	$38,920	$127,924
Total assets (1)	$1,470,512	$1,458,782	$752,189	$1,489,105	$8,327,583	$13,498,171

As of December 31, 2018
Investment in and advances to unconsolidated affiliates	$105	$—	$—	$89,350	$39,033	$128,488
Total assets (2)	$1,330,256	$1,082,304	$755,665	$1,411,468	$6,381,319	$10,961,012

(1)
As of March 31, 2019, total assets of the Other category includes the real estate assets subject to the Master Leases, which are either classified as property and equipment, operating lease ROU assets, or finance lease ROU assets, depending on whether the underlying component of the Master Leases was determined to be an operating lease, a finance lease, or continue to be financing obligations, upon adoption of ASC 842.

(2)	As of December 31, 2018, total assets of the Other category includes the real estate assets subject to the Master Leases, which are classified as property and equipment.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of financial condition, results of operations, liquidity and capital resources should be read in conjunction with, and is qualified in its entirety by, the unaudited Condensed Consolidated Financial Statements and the notes thereto included in this Quarterly Report on Form 10-Q, and the Consolidated Financial Statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2018.
EXECUTIVE OVERVIEW
Our Business
Penn National Gaming, Inc., together with its subsidiaries, is a leading, diversified, multi-jurisdictional owner and manager of gaming and racing facilities and video gaming terminal (“VGT”) operations with a focus on slot machine entertainment. In the second half of 2018, we launched live sports wagering at our facilities in Mississippi, Pennsylvania and West Virginia. In addition, the Company operates an interactive gaming division through its subsidiary, Penn Interactive Ventures, LLC (“PIV”). References herein to “Penn,” the “Company,” “we,” “our,” or “us” refer to Penn National Gaming, Inc. and its subsidiaries, except where stated or the context otherwise indicates.
As of March 31, 2019, we owned, managed, or had ownership interests in 41 facilities in 18 jurisdictions. The majority of the gaming facilities used in the Company’s operations are subject to triple net master leases; the most significant of which are the Penn Master Lease and the Pinnacle Master Lease (as such terms are defined in the “Liquidity and Capital Resources” section below and collectively referred to as the “Master Leases”), with Gaming and Leisure Properties, Inc. (“GLPI”), a publicly-traded real estate investment trust (“REIT”), as the landlord under the Master Leases.
In October 2018, the Company completed the acquisition of Pinnacle Entertainment, Inc. (“Pinnacle”), a leading regional gaming operator (the “Pinnacle Acquisition”), for $2,816.2 million (including the repayment of $814.3 million in debt obligations). In conjunction with the Pinnacle Acquisition, the Company divested the membership interests of certain Pinnacle subsidiaries which operated the casinos known as Ameristar Casino Resort St. Charles, Ameristar Casino Hotel Kansas City, Belterra Casino Resort and Belterra Park (referred to collectively as the “Divested Properties”), to Boyd Gaming Corporation (“Boyd”). Additionally, as a part of the transaction, (i) GLPI acquired the real estate associated with Plainridge Park Casino, and concurrently leased back the real estate assets to the Company (the “Plainridge Park Casino Sale-Leaseback”) and (ii) a subsidiary of Boyd acquired the real estate assets associated with Belterra Park from a subsidiary of GLPI. In connection with the sale of the Divested Properties to Boyd as well as the Plainridge Park Casino Sale-Leaseback, the Pinnacle Master Lease, which was assumed by the Company concurrent with the closing of the Pinnacle Acquisition, was amended. The Pinnacle Acquisition added twelve gaming properties to our holdings and has provided us with greater operational scale and geographic diversity.
In November 2018, we announced that the Company entered into a definitive agreement to acquire the operations of Greektown Casino-Hotel in Detroit, Michigan, subject to a triple net lease with VICI Properties Inc. (“VICI”), which we expect to close by the end of May 2019. In January 2019, we acquired Margaritaville Casino Resort subject to a triple net lease with VICI (the “Margaritaville Lease”). Further, we have planned two development projects in Pennsylvania: Hollywood Casino York and Hollywood Casino Morgantown, which are both Category 4 satellite gaming facilities. We anticipate that both of these development projects will be complete within 12-18 months after obtaining the necessary local and regulatory approvals.
The vast majority of our revenues is gaming revenue, which is highly dependent upon the volume and spending levels of customers at our facilities. Our gaming revenue is derived primarily from slot machines (which represented approximately 92% and 87% of our gaming revenue in 2018 and 2017, respectively) and, to a lesser extent, table games. Aside from gaming revenue, our revenues are derived from our hotel, dining, retail, admissions, program sales, concessions and certain other ancillary activities, and our racing operations. Our racing revenue includes our share of pari-mutuel wagering on live races after payment of amounts returned as winning wagers, our share of wagering from import and export simulcasting, and our share of wagering from our off-track wagering facilities.
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
The following are the most important factors and trends that contribute to the operating performance of the Company:

•
Given that most of our properties operate in mature, competitive markets, we expect that a significant portion of our future growth will be generated through acquisitions of gaming properties, jurisdictional expansions, expansions of gaming in existing jurisdictions, expansions or improvements of our existing properties, and new growth opportunities. For example, the Pinnacle Acquisition; the acquisition of Margaritaville Resort Casino; the pending acquisition of Greektown; our two Category 4 development projects; and our efforts to pursue opportunities within other distribution channels, such as retail gaming, live sports wagering, social gaming, and real money iGaming.

•
A number of states are currently considering or implementing legislation to legalize or expand gaming, which presents both potential opportunities to establish new properties as well as additional competition to our existing properties. For instance, there have been potential discussions around the legalization and implementation of sports betting on a state-by-state basis and real money iGaming.

•	The successful integration of Pinnacle and Margaritaville into our operations, including the realization of our anticipated revenue and cost synergies resulting from such acquisitions.

•
The actions of governmental bodies may affect our operations in a variety of ways. For example, the continued pressure on governments to balance their budgets could intensify the efforts of state and local governments to raise revenues through increases in gaming taxes and/or property taxes, or through further expansion of gaming. In addition, governmental bodies may restrict, prevent or negatively impact operations in the jurisdictions in which we operate (i.e., the implementation of smoking restrictions).

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

Reportable Segments
We view each of our gaming and racing properties as an operating segment with the exception of our two properties in Jackpot, Nevada, which we view as one operating segment. We view our combined VGT operations as an operating segment. During the fourth quarter of 2018, the Company made revisions to its reportable segments upon the consummation of the Pinnacle Acquisition. Apart from the addition of the new properties, the most significant change was dividing the South/West segment into two separate reportable segments. For financial reporting purposes, we aggregate our operating segments into the following reportable segments:

	Location	Real Estate Assets Lease or Ownership Structure
Northeast segment
Ameristar East Chicago	East Chicago, Indiana	Pinnacle Master Lease
Hollywood Casino Bangor	Bangor, Maine	Penn Master Lease
Hollywood Casino at Charles Town Races	Charles Town, West Virginia	Penn Master Lease
Hollywood Casino Columbus	Columbus, Ohio	Penn Master Lease
Hollywood Casino Lawrenceburg	Lawrenceburg, Indiana	Penn Master Lease
Hollywood Casino at Penn National Race Course	Grantville, Pennsylvania	Penn Master Lease
Hollywood Casino Toledo	Toledo, Ohio	Penn Master Lease
Hollywood Gaming at Dayton Raceway	Dayton, Ohio	Penn Master Lease
Hollywood Gaming at Mahoning Valley Race Course	Youngstown, Ohio	Penn Master Lease
Meadows Racetrack and Casino	Washington, Pennsylvania	Meadows Lease
Plainridge Park Casino	Plainville, Massachusetts	Pinnacle Master Lease

South segment
1st Jackpot Casino	Tunica, Mississippi	Penn Master Lease
Ameristar Vicksburg	Vicksburg, Mississippi	Pinnacle Master Lease
Boomtown Biloxi	Biloxi, Mississippi	Penn Master Lease
Boomtown Bossier City	Bossier City, Louisiana	Pinnacle Master Lease
Boomtown New Orleans	New Orleans, Louisiana	Pinnacle Master Lease
Hollywood Casino Gulf Coast	Bay St. Louis, Mississippi	Penn Master Lease
Hollywood Casino Tunica	Tunica, Mississippi	Penn Master Lease
L’Auberge Baton Rouge	Baton Rouge, Louisiana	Pinnacle Master Lease
L’Auberge Lake Charles	Lake Charles, Louisiana	Pinnacle Master Lease
Margaritaville Resort Casino (1)	Bossier City, Louisiana	Margaritaville Lease
Resorts Casino Tunica (2)	Tunica, Mississippi	Penn Master Lease

West segment
Ameristar Black Hawk	Black Hawk, Colorado	Pinnacle Master Lease
Cactus Petes and Horseshu (the “Jackpot Properties”)	Jackpot, Nevada	Pinnacle Master Lease
M Resort	Henderson, Nevada	Penn Master Lease
Tropicana Las Vegas	Las Vegas, Nevada	Owned
Zia Park Casino	Hobbs, New Mexico	Penn Master Lease

Midwest segment
Ameristar Council Bluffs	Council Bluffs, Iowa	Pinnacle Master Lease
Argosy Casino Alton (3)	Alton, Illinois	Penn Master Lease
Argosy Casino Riverside	Riverside, Missouri	Penn Master Lease
Hollywood Casino Aurora	Aurora, Illinois	Penn Master Lease
Hollywood Casino Joliet	Joliet, Illinois	Penn Master Lease
Hollywood Casino at Kansas Speedway (4)	Kansas City, Kansas	Owned - JV
Hollywood Casino St. Louis	Maryland Heights, Missouri	Penn Master Lease
Prairie State Gaming (5)	Illinois	N/A
River City Casino	St. Louis, Missouri	Pinnacle Master Lease

(1)	Acquired on January 1, 2019

(2)	In April 2019, the Company announced that it expects to close Resorts Casino Tunica on June 30, 2019.

(3)	The riverboat is owned by us and not subject to the Penn Master Lease.

(4)
Pursuant to a joint venture with International Speedway Corporation and includes the Company’s 50% investment in Kansas Entertainment, LLC (“Kansas Entertainment”), which owns the Hollywood Casino at Kansas Speedway.

(5)	VGT route operations

RESULTS OF OPERATIONS
The following table highlights our revenues, operating income, net income, and Adjusted EBITDAR, on a consolidated basis, as well as our revenues, operating income (loss), and Adjusted EBITDAR by reportable segment. In addition, the table includes our Adjusted EBITDA, after Lease Payments. Such segment reporting is on a basis consistent with how we measure our business and allocate resources internally. The financial information presented below reflects the revisions made to our reportable segments as a result of the Pinnacle Acquisition during the fourth quarter of 2018, including restating the prior period comparative financial information.
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

	For the three months ended March 31,
(dollars in millions)	2019	2018
Revenues:
Northeast segment (a)	$550.6	$458.7
South segment (a)	292.0	63.3
West segment (a)	158.6	98.0
Midwest segment (a)	271.2	185.5
Other (b)	10.2	10.6
Revenues	$1,282.6	$816.1

Operating income (loss):
Northeast segment (a)	$142.2	$127.4
South segment (a)	78.1	18.2
West segment (a)	41.8	17.7
Midwest segment (a)	81.0	53.8
Other (b)	(160.7)	(45.0)
Operating income	$182.4	$172.1

Net income	$41.0	$45.4

Adjusted EBITDAR:
Northeast segment (a)	$164.8	$145.0
South segment (a)	97.8	21.1
West segment (a)	49.9	23.9
Midwest segment (a)	99.2	68.2
Other (b)	(20.3)	(15.6)
Adjusted EBITDAR	391.4	242.6
Less: Lease Payments	(207.9)	(115.9)
Adjusted EBITDA, after Lease Payments	$183.5	$126.7

Operating income margin	14.2%	21.1%
Net income margin	3.2%	5.6%
Adjusted EBITDAR margin	30.5%	29.7%

(a)	See “Executive Overview” section for listing of properties included in each reportable segment.

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
Consolidated comparison of the three months ended March 31, 2019 and 2018
Revenues
The following table presents our consolidated revenues at a disaggregated level:

	For the three months ended March 31,		Change
(dollars in millions)	2019	2018	$	%
Revenues
Gaming	$1,034.5	$654.5	$380.0	58.1%
Food, beverage, hotel and other	248.1	131.0	117.1	89.4%
Management service and license fees	—	2.4	(2.4)	(100.0)%
Reimbursable management costs	—	28.2	(28.2)	(100.0)%
Total revenues	$1,282.6	$816.1	$466.5	57.2%
Consolidated revenues increased principally as a result of the acquisitions of Pinnacle on October 15, 2018 and Margaritaville Resort Casino on January 1, 2019, which contributed a combined $504.8 million to the three months ended March 31, 2019; of which, $397.7 million was gaming revenues and $107.1 million was food, beverage, hotel and other revenues. The increases generated from our acquired properties were offset by adverse winter weather, which negatively impacted visitation at our other properties, principally those in our Midwest segment where total revenues decreased by $6.6 million. See the “Segment comparison of the three months ended March 31, 2019 and 2018” section below for more detailed explanations of the fluctuations in revenues.
Operating expenses
The following table presents our consolidated operating expenses:

	For the three months ended March 31,		Change
(dollars in millions)	2019	2018	$	%
Operating expenses
Gaming	$547.4	$340.5	$206.9	60.8%
Food, beverage, hotel and other	161.8	93.0	68.8	74.0%
General and administrative	286.9	121.3	165.6	136.5%
Reimbursable management costs	—	28.2	(28.2)	(100.0)%
Depreciation and amortization	104.1	60.4	43.7	72.4%
Impairment losses	—	0.6	(0.6)	(100.0)%
Total operating expenses	$1,100.2	$644.0	$456.2	70.8%
Gaming expenses consist primarily of salaries and wages associated with our gaming operations and gaming taxes. Food, beverage, hotel and other expenses consist principally of salaries and wages and costs of goods sold associated with our food, beverage, hotel, racing, and other operations. Gaming, food, beverage, hotel and other expenses for the three months ended March 31, 2019 increased year over year primarily as a result of the acquisitions of Pinnacle and Margaritaville Resort Casino, which increased gaming expenses by $204.2 million and food, beverage, hotel and other expenses by $69.3 million.
General and administrative expenses include items such as compliance, facility maintenance, utilities, property and liability insurance, surveillance and security, and certain housekeeping services, as well as all expenses for administrative departments such as accounting, purchasing, human resources, legal and internal audit. General and administrative expenses also include lobbying expenses, gains and losses on disposal of assets, changes in the fair value of our contingent purchase price obligations, expense associated with cash-settled stock awards (including changes in fair value thereto) and rent expense associated with the operating lease components of our Master Leases (principally pertaining to the land), the Meadows Lease (as defined in the “Liquidity and Capital Resources” section below), and the Margaritaville Lease (referred to collectively as our “triple net operating leases”).
General and administrative expenses for the three months ended March 31, 2019 increased year over year primarily as a result of the rent expense associated with our triple net operating leases of $84.7 million as well as $61.5 million of general and administrative expenses associated with the acquired Pinnacle properties. In addition, the expense recognized on the Company’s cash-settled stock awards increased by $7.9 million for the three months ended March 31, 2019, as compared to the prior year, which is primarily the result of an increase in the Company’s stock price during the first quarter of 2019 compared to a decrease in stock price during the first quarter of 2018.
Reimbursable management costs relate to operating costs related to Casino Rama, which is located in Ontario, Canada, and Hollywood Casino-Jamul San Diego, which is located on the Jamul Tribe’s trust land in San Diego, California. The decrease for the three months ended March 31, 2019, as compared to the prior year, is due to the fact that our management contract with Hollywood Casino-Jamul San Diego terminated in the second quarter of 2018 and our management contract with Casino Rama terminated in the third quarter of 2018.
Depreciation and amortization for the three months ended March 31, 2019 increased year over year due to the Pinnacle Acquisition, which contributed $47.1 million of depreciation and amortization, partially offset by decreases at several of our properties due to assets becoming fully depreciated and a decrease in amortization expense at PIV of $1.2 million. In addition, the three months ended March 31, 2019 included $2.0 million of amortization on finance lease right-of-use assets.
Other income (expenses)
The following table presents our consolidated other income (expenses):

	For the three months ended March 31,		Change
(dollars in millions)	2019	2018	$	%
Other income (expenses)
Interest expense	$(132.6)	$(115.7)	$(16.9)	14.6%
Interest income	$0.3	$0.2	$0.1	50.0%
Income from unconsolidated affiliates	$5.7	$5.4	$0.3	5.6%
Loss on early extinguishment of debt	$—	$(0.9)	$0.9	(100.0)%
Income tax expense	$(14.8)	$(15.7)	$0.9	(5.7)%
Interest expense increased primarily due to the Pinnacle Master Lease, which contributed $47.3 million to the three months ended March 31, 2019, and a $14.2 million increase associated with our long term debt, which is the result of additional borrowings outstanding, principally to finance the Pinnacle Acquisition. Offsetting these increases was a $45.0 million decrease in interest expense associated with the Penn Master Lease due to the January 1, 2019 adoption of Financial Accounting Standards Board Accounting Standards Codification (“ASC”) Topic 842, Leases (“ASC 842”), which resulted in certain components (principally, the land) of the Penn Master Lease to be classified as operating leases (recorded to total operating expenses) rather than financing obligations (recorded to interest expense) in the prior year.
Income from unconsolidated affiliates relates principally to our joint venture in Kansas Entertainment. The increase for the three months ended March 31, 2019 as compared to the prior year was attributable to improved operating results of Hollywood Casino at Kansas Speedway.
Loss on early extinguishment of debt for the three months ended March 31, 2018 relates to the write-offs of previously unamortized debt issuance costs in connection with principal prepayments on our Term Loan B Facility (as defined in the “Liquidity and Capital Resources” section below), which was repaid in full during the fourth quarter of 2018. There were no prepayments of our long-term debt during the three months ended March 31, 2019.
Income tax expense was $14.8 million and $15.7 million for the three months ended March 31, 2019 and 2018. Our effective tax rate (income taxes as a percentage of income from operations before income taxes) including discrete items was 26.6% for the three months ended March 31, 2019, as compared to 25.7% for the three months ended March 31, 2018, primarily due to a year-over-year reduction in earnings before income taxes. The Company calculates the provision for income taxes during interim reporting periods by applying an estimate of the annual effective tax rate to the full year projected pretax book income or loss excluding certain discrete items.

The adoption of ASC 842 required us to adjust the deferred income taxes associated with our Master Leases through retained earnings. Upon adoption, the Company recorded a reduction to our net deferred tax asset of $80.6 million, increased the net deferred tax liability recorded in other non-current liabilities of $223.2 million, and decreased retained earnings by $303.8 million.
The Company’s effective income tax rate can vary from period to period depending on, among other factors, the geographic and business mix of our earnings, changes to our state valuation allowance and the level of our tax credits. Certain of these and other factors, including our history and projections of pretax earnings, are considered in assessing our ability to realize our net deferred tax assets.
Segment comparison of the three months ended March 31, 2019 and 2018
Northeast Segment

	For the three months ended March 31,		Change
(dollars in millions)	2019	2018	$	% / bps
Revenues:
Gaming	$487.7	$392.3	$95.4	24.3%
Food, beverage, hotel and other	62.9	42.2	20.7	49.1%
Management service and licensing fees	—	2.4	(2.4)	(100.0)%
Reimbursable management costs	—	21.8	(21.8)	(100.0)%
Total revenues	$550.6	$458.7	$91.9	20.0%

Operating income	$142.2	$127.4	$14.8	11.6%
Adjusted EBITDAR	$164.8	$145.0	$19.8	13.7%
Operating income margin	25.8%	27.8%		(200) bps
Adjusted EBITDAR margin	29.9%	31.6%		(170) bps
The Northeast segment’s total revenues, operating income, and Adjusted EBITDAR for the three months ended March 31, 2019 benefited from the acquisition of Pinnacle in October 2018, which contributed a combined $119.6 million of total revenues, $19.2 million of operating income, and $27.5 million of Adjusted EBITDAR, from Ameristar East Chicago and Meadows Racetrack and Casino. Northeast segment operating results also benefited from strong year-over-year performances at Hollywood Gaming at Mahoning Valley and Hollywood Gaming at Dayton Raceway, which both individually grew Adjusted EBITDAR margin and, collectively, increased total revenues by $3.4 million and Adjusted EBITDAR by $1.8 million. Contraction in Northeast segment Adjusted EBITDAR margin was primarily due to the addition of Meadows Racetrack and Casino, where gaming taxes are unfavorable as compared to the majority of other jurisdictions included in this segment. Management services and licensing fees and reimbursable management costs decreased due to the termination of the Company’s Casino Rama management services agreement in July 2018.
South Segment

	For the three months ended March 31,		Change
(dollars in millions)	2019	2018	$	% / bps
Revenues:
Gaming	$220.1	$51.0	$169.1	331.6%
Food, beverage, hotel and other	71.9	12.3	59.6	484.6%
Total revenues	$292.0	$63.3	$228.7	361.3%

Operating income	$78.1	$18.2	$59.9	329.1%
Adjusted EBITDAR	$97.8	$21.1	$76.7	363.5%
Operating income margin	26.7%	28.8%		(210) bps
Adjusted EBITDAR margin	33.5%	33.3%		20 bps

The South segment’s total revenues, operating income, and Adjusted EBITDAR for the three months ended March 31, 2019 benefited from the acquisitions of Pinnacle in October 2018 and Margaritaville Resort Casino in January 2019; which contributed a combined $229.1 million of total revenues, $60.1 million of operating income, and $77.6 million of Adjusted EBITDAR, from Ameristar Vicksburg, Boomtown Bossier City, Boomtown New Orleans, L’Auberge Baton Rouge, L’Auberge Lake Charles, and Margaritaville Resort Casino. Adjusted EBITDAR margin expanded during the three months ended March 31, 2019, as compared to the prior year period, as a result of the acquired properties.
West Segment

	For the three months ended March 31,		Change
(dollars in millions)	2019	2018	$	% / bps
Revenues:
Gaming	$92.8	$46.5	$46.3	99.6%
Food, beverage, hotel and other	65.8	45.1	20.7	45.9%
Reimbursable management costs	—	6.4	(6.4)	(100.0)%
Total revenues	$158.6	$98.0	$60.6	61.8%

Operating income	$41.8	$17.7	$24.1	136.2%
Adjusted EBITDAR	$49.9	$23.9	$26.0	108.8%
Operating income margin	26.4%	18.1%		830 bps
Adjusted EBITDAR margin	31.5%	24.4%		710 bps
The West segment’s total revenues, operating income, and Adjusted EBITDAR for the three months ended March 31, 2019 benefited from the acquisition of Pinnacle in October 2018, which contributed a combined $63.6 million of total revenues, $22.0 million of operating income, and $25.0 million of Adjusted EBITDAR, from Ameristar Black Hawk and the Jackpot Properties. The West segment operating results also benefited from strong year-over-year performance of Zia Park Casino, which experienced gaming volume growth while achieving operational efficiencies. Adjusted EBITDAR margin of the West segment grew significantly, primarily as a result of the addition of Ameristar Black Hawk and the Jackpot Properties.
Reimbursable management costs decreased for the three months ended March 31, 2019, as compared to the prior year period, due to the termination of the Company’s management services agreement in May 2018 to manage Hollywood Casino-Jamul San Diego.
Midwest Segment

	For the three months ended March 31,		Change
(dollars in millions)	2019	2018	$	% / bps
Revenues:
Gaming	$233.8	$164.7	$69.1	42.0%
Food, beverage, hotel and other	37.4	20.8	16.6	79.8%
Total revenues	$271.2	$185.5	$85.7	46.2%

Operating income	$81.0	$53.8	$27.2	50.6%
Adjusted EBITDAR	$99.2	$68.2	$31.0	45.5%
Operating income margin	29.9%	29.0%		90 bps
Adjusted EBITDAR margin	36.6%	36.8%		(20) bps
The Midwest segment’s total revenues, operating income, and Adjusted EBITDAR for the three months ended March 31, 2019 benefited from the acquisition of Pinnacle in October 2018, which contributed $92.4 million, $30.5 million and $34.8 million, respectively, from River City Casino and Ameristar Council Bluffs. Adverse winter weather during the three months ended March 31, 2019 negatively impacted visitation at the majority of our properties within the Midwest segment, which resulted in year-over-year declines in total revenues, operating income, and Adjusted EBITDAR at our existing properties.

Despite challenges presented by the adverse winter weather, a focus on cost containment and operational efficiencies resulted in an increase in operating income margin and only a slight decrease in Adjusted EBITDAR margin.
Other
Revenues and Adjusted EBITDAR of the Other category were $10.2 million and $(20.3) million, respectively, for the three months ended March 31, 2019, representing decreases year-over-year of $0.4 million and $4.7 million, respectively, principally as a result of PIV operating results and an increase in corporate overhead costs, largely attributable to payroll and other general and administrative costs associated with the Pinnacle Acquisition.
Non-GAAP Financial Measures
Definition of Adjusted EBITDAR
We define Adjusted EBITDAR as earnings before interest income and expense, income taxes, depreciation and amortization, rent expense associated with triple net operating leases, stock-based compensation, debt extinguishment and financing charges, impairment charges, insurance recoveries and deductible charges, changes in the estimated fair value of our contingent purchase price obligations, gain or loss on disposal of assets, the difference between budget and actual expense for cash-settled stock-based awards, pre-opening and acquisition costs, and other income or expenses. Adjusted EBITDAR is also inclusive of income or loss from unconsolidated affiliates, with our share of non-operating items (such as depreciation and amortization) added back for our joint venture in Kansas Entertainment. Adjusted EBITDAR excludes payments associated with our Master Leases, the Meadows Lease, and the Margaritaville Lease, as such amounts are included as either interest expense or rent expense. The Company’s rent expense associated with its triple net operating leases, as included in the definition above, pertains to rent expense associated with operating lease components of the Master Leases (principally pertaining to the land), the Meadows Lease, and the Margaritaville Lease. We define Adjusted EBITDAR margin as Adjusted EBITDAR divided by consolidated revenues and Adjusted EBITDAR margin by reportable segment as Adjusted EBITDAR for each segment divided by segment revenues.
Definition of Adjusted EBITDA, after Lease Payments
Adjusted EBITDA, after Lease Payments is defined as Adjusted EBITDAR less Lease Payments, which is defined as lease payments made to our REIT landlords under our triple net leases. For purposes of this definition, the Company’s REIT landlords under our triple net leases were GLPI, as it pertains to the Master Leases and the Meadows Lease, and VICI, as it pertains to the Margaritaville Lease.
Use of Non-GAAP Financial Measures
In addition to GAAP financial measures, Adjusted EBITDAR, Adjusted EBITDAR margin, and Adjusted EBITDA, after Lease Payments, are used by management as important measures of the Company’s operating performance. Adjusted EBITDAR has economic substance because it is used by management as a performance measure to analyze the performance of our business, and is especially relevant in evaluating large, long-lived casino-hotel projects because it provides a perspective on the current effects of operating decisions separated from the substantial non-operational depreciation charges and financing costs of such projects. We also present Adjusted EBITDAR and Adjusted EBITDAR margin because it is used by some investors and creditors as an indicator of the strength and performance of ongoing business operations, including our ability to service debt, and to fund capital expenditures, acquisitions and operations. These calculations are commonly used as a basis for investors, analysts and credit rating agencies to evaluate and compare operating performance and value companies within our industry. In addition, other gaming companies also utilize Adjusted EBITDAR as a supplement to financial measures in accordance with GAAP. In order to view the operations of their casinos on a more stand-alone basis, gaming companies, including us, have historically excluded from their Adjusted EBITDAR calculations certain corporate expenses that do not relate to the management of specific casino properties. However, Adjusted EBITDAR is not a measure of performance or liquidity calculated in accordance with GAAP. Adjusted EBITDAR information is presented as a supplemental disclosure, as management believes that it is a commonly-used measure of performance in the gaming industry, is used in the valuation of gaming companies, and that it is considered by many to be a key indicator of the Company’s operating results. In addition to using Adjusted EBITDAR and Adjusted EBITDAR margin to measure the Company’s operating performance on a consolidated basis, management uses Adjusted EBITDAR and Adjusted EBITDAR margin as important measures of the operating performance of its reportable segments, including the evaluation of operating personnel.
Adjusted EBITDAR should not be construed as an alternative to net income, as an indicator of the Company’s operating performance, as an alternative to cash flows from operating activities, as a measure of liquidity, or as any other measure of performance determined in accordance with GAAP. The Company has significant uses of cash flows, including capital expenditures; interest payments; lease payments under our Master Leases, the Meadows Lease, and the Margaritaville Lease; taxes; and debt principal repayments; which are not reflected in Adjusted EBITDAR. It should also be noted that other gaming companies that report Adjusted EBITDAR information may calculate Adjusted EBITDAR in a different manner than the Company; and therefore, comparability may be limited.
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
Reconciliation of GAAP Financial Measures to Non-GAAP Financial Measures
The following table includes a reconciliation of net income, which is determined in accordance with GAAP, to Adjusted EBITDAR and Adjusted EBITDA, after Lease Payments, which are non-GAAP financial measures:

	For the three months ended March 31,
(in millions)	2019	2018
Net income	$41.0	$45.4
Income tax expense	14.8	15.7
Loss on early extinguishment of debt	—	0.9
Income from unconsolidated affiliates	(5.7)	(5.4)
Interest income	(0.3)	(0.2)
Interest expense	132.6	115.7
Operating income	182.4	172.1
Rent expense associated with triple net operating leases (1)	84.7	—
Stock-based compensation (1)	3.4	2.9
Cash-settled stock award variance (2)	0.5	(7.5)
Loss on disposal of assets (1)	0.5	0.1
Contingent purchase price (1)	4.7	1.2
Pre-opening and acquisition costs (1)	4.4	6.1
Depreciation and amortization	104.0	60.4
Impairment losses	—	0.6
Income from unconsolidated affiliates	5.7	5.4
Non-operating items for Kansas JV (3)	1.1	1.3
Adjusted EBITDAR (4)	391.4	242.6
Less: Lease Payments (5)	(207.9)	(115.9)
Adjusted EBITDA, after Lease Payments (6)	$183.5	$126.7

(1)	These items are included in “General and administrative” within the Company’s unaudited Condensed Consolidated Statements of Operations.

(2)
Our cash-settled stock awards are adjusted to fair value each reporting period based on the price of the Company’s common stock. As such, significant fluctuations in the price of the Company’s common stock during any reporting period causes significant variances to budget on cash-settled stock awards. During the three months ended March 31, 2019, the price of the Company’s common stock did not vary significantly, which resulted in minimal variance to budget, while the price of the Company’s common stock increased significantly during the three months ended March 31, 2018, resulting in an unfavorable variance to budget. The expense recorded on our cash-settled stock awards is included in “General and administrative” within the Company’s unaudited Condensed Consolidated Statements of Operations.

(3)	Consists principally of depreciation and amortization associated with the operations of Hollywood Casino at Kansas Speedway.

(4)
Adjusted EBITDAR increased for the three months ended March 31, 2019, as compared to the prior year, principally due to the acquisitions of Pinnacle and Margaritaville Resort Casino, which contributed a combined $164.9 million.

(5)
Lease Payments increased for the three months ended March 31, 2019, as compared to the prior year, principally due to the Pinnacle Master Lease, the Meadows Lease, and the Margaritaville Lease. For more detailed information related to our annual rent payments made to GLPI under our Master Leases, refer to the “Liquidity and Capital Resources” section below.

(6)
Adjusted EBITDA, after Lease Payments, increased for the three months ended March 31, 2019, as compared to the prior year, principally due to the acquisitions of Pinnacle and Margaritaville Resort Casino, which contributed a combined $71.3 million.

LIQUIDITY AND CAPITAL RESOURCES
Our primary sources of liquidity and capital resources have been and will be cash flow from operations, borrowings from banks and proceeds from the issuance of debt and equity securities. Our ongoing liquidity will depend on a number of factors, including available cash resources, cash flow from operations, acquisitions, funding of construction of development projects, and our compliance with covenants contained under our debt agreements.

	For the three months ended March 31,		Change
(dollars in millions)	2019	2018	$	%
Net cash provided by operating activities	$125.7	$66.9	$58.8	87.9%
Net cash used in investing activities	$(408.2)	$(62.5)	$(345.7)	553.1%
Net cash provided by (used in) financing activities	$215.4	$(64.4)	$279.8	N/M
N/M - Not meaningful
Operating Cash Flow
The increase in net cash provided by operating activities of $58.8 million for the three months ended March 31, 2019, compared to the prior year, was primarily due to an increase in cash receipts from customers of $464.5 million, offset by increases in cash paid to suppliers and vendors of $187.5 million and cash paid to employees of $109.0 million, all driven primarily by the acquisitions of Pinnacle and Margaritaville. Additionally, net cash provided by operating activities was impacted by year-over-year increases in rent and interest payments made under our Master Leases, Meadows Lease, and Margaritaville Lease of $94.8 million, principally due to the Pinnacle Master Lease, and in interest payments made on long-term debt of $16.3 million, primarily due to the debt refinancing in October 2018, which increased our total long-term debt.
Investing Cash Flow
The increase in net cash used in investing activities of $345.7 million for the three months ended March 31, 2019, compared to the prior year, is primarily due to the acquisition of Margaritaville Resort Casino, for $370.3 million, net of cash acquired, and inclusive of $261.1 million pertaining to the real estate assets, which were immediately sold and leased back from VICI (see “Financing Cash Flow” discussion below), as well as an increase in capital expenditures (as discussed below). These increases were partially offset by a $50.0 million decrease in cash paid for gaming licenses and other intangible assets, which is driven by the purchase of a Category 4 gaming license in York County, Pennsylvania for $50.1 million in the prior year.
Capital Expenditures
Capital expenditures are accounted for as either project capital or maintenance (replacement) capital expenditures. Project capital expenditures are for fixed asset additions that expand an existing facility or create a new facility. Maintenance capital expenditures are expenditures to replace existing fixed assets with a useful life greater than one year that are obsolete, worn out or no longer cost effective to repair. Cash provided by operating activities as well as cash available under our Revolving Credit Facility (as defined below) funded our capital projects and maintenance capital expenditures in 2019 to date.
The following table summarizes our expected project capital expenditures by segment for the year ending December 31, 2019, and actual expenditures for the three months ended March 31, 2019. The table below should not be utilized to predict future expected project capital expenditures subsequent to 2019.

	Project Capital Expenditures
(in millions)	Expected for Year Ending December 31, 2019	Actual for the Three Months Ended March 31, 2019	Balance to Expend in 2019
Northeast (1)	$36.5	$1.1	$35.4
Other	0.4	0.4	—
Total	$36.9	$1.5	$35.4

(1)	Includes $15.0 million for Hollywood Casino York and $21.5 million for Hollywood Casino Morgantown, which we currently expect to both be part of the Northeast segment.

	Maintenance Capital Expenditures
(in millions)	Expected for Year Ending December 31, 2019	Actual for the Three Months Ended March 31, 2019	Balance to Expend in 2019
Northeast	$62.8	$11.6	$51.2
South	30.3	8.9	21.4
West	36.0	7.0	29.0
Midwest	30.4	7.0	23.4
Other	28.9	1.7	27.2
Total	$188.4	$36.2	$152.2
During the three months ended March 31, 2019 and 2018, we spent $36.2 million and $10.6 million, respectively, on maintenance capital expenditures, including slot machines and slot machine equipment. During the three months ended March 31, 2019, maintenance capital expenditures increased year over year partially due to the acquisitions of Pinnacle and Margaritaville Resort Casino.
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
Financing Cash Flow
Net cash provided by financing activities was $215.4 million for the three months ended March 31, 2019 and consisted of a $60.0 million increase in borrowings, offset partially by a $46.2 million increase in repayments of our long-term debt; and $261.1 million of proceeds from the successful sale-leaseback with VICI of the real estate assets used in the operation of Margaritaville Resort Casino. In addition, there was a $4.1 million decrease in principal payments on financing obligations due to the fact that a portion of the payments made to GLPI are now classified as rent, which is included in operating activities, subsequent to the adoption of ASC 842. The decrease was offset partially by $1.6 million in principal payments on finance leases.
Senior Secured Credit Facilities
As of March 31, 2019, the Company’s Senior Secured Credit Facilities (as defined below) had a gross outstanding balance of $1,916.7 million, consisting of a $698.8 million Term Loan A Facility and a $1,125.9 million Term Loan B-1 Facility (as such terms are defined below), and a Revolving Credit Facility, which had $92.0 million drawn as of March 31, 2019. Additionally, as of March 31, 2019, the Company had conditional obligations under letters of credit issued pursuant to the Senior Secured Credit Facilities with face amounts aggregating $36.5 million, resulting in $571.5 million of available borrowing capacity under the Revolving Credit Facility.
On January 19, 2017, the Company entered into an agreement to amend and restate its previous credit agreement, dated October 30, 2013, as amended, (the “Credit Agreement”), which provided for: (i) a five-year $700 million revolving credit facility (the “Revolving Credit Facility”), a five-year $300 million term loan A facility (the “Term Loan A Facility”), and a seven-year $500 million Term Loan B facility (the “Term Loan B Facility”).
On October 15, 2018, in connection with the Pinnacle Acquisition, the Company entered into an incremental joinder agreement (the “Incremental Joinder”), which amended the Credit Agreement (the “Amended Credit Agreement”). The Incremental Joinder provided for an additional $430.2 million of incremental loans having the same terms as the existing Term Loan A Facility, with the exception of extending the maturity date, and an additional $1,128.8 million of loans as a new tranche having new terms (the “Term Loan B-1 Facility” and collectively with the Revolving Credit Facility and the Term Loan A Facility, the “Senior Secured Credit Facilities”). With the exception of extending the maturity date, the Incremental Joinder did not impact the Revolving Credit Facility.
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
Covenants
The Company’s Senior Secured Credit Facilities and 5.625% Notes require us, among other obligations, to maintain specified financial ratios and to satisfy certain financial tests. In addition, the Company’s Senior Secured Credit Facilities and 5.625% Notes restrict, among other things, its ability to incur additional indebtedness, incur guarantee obligations, amend debt instruments, pay dividends, create liens on assets, make investments, engage in mergers or consolidations, and otherwise restrict corporate activities. As of March 31, 2019, the Company was in compliance with all required financial covenants.
Triple Net Leases
Master Leases
The majority of the gaming facilities used in the Company’s operations are subject to triple net master leases; the most significant of which are the Penn Master Lease and the Pinnacle Master Lease. Subsequent to the adoption of ASC 842, the Company’s Master Leases are accounted for as either operating leases, finance leases, or determined to continue to be financing obligations. Prior to the adoption of ASC 842, all components contained within our Master Leases were accounted for as financing obligations.
Penn Master Lease
Pursuant to a triple net master lease with GLPI, which became effective November 1, 2013 (the “Penn Master Lease”), the Company leases real estate assets associated with 20 of the gaming facilities used in its operations. The Penn Master Lease has an initial term of 15 years with four subsequent, five-year renewal periods on the same terms and conditions, exercisable at the Company’s option.
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
Effective November 1, 2018, the Penn Percentage Rent reset resulted in an annual rent reduction of $11.3 million, which will be in effect until the next Penn Percentage Rent reset, scheduled to occur on November 1, 2023. For the three months ended March 31, 2019 and 2018, total payments made to GLPI under the Penn Master Lease were $114.4 million and $115.9 million, respectively.
Pinnacle Master Lease
In connection with the Pinnacle Acquisition, the Company assumed a triple net master lease with GLPI, originally effective April 28, 2016 (“Pinnacle Master Lease”). Concurrent with the closing of the Pinnacle Acquisition on October 15, 2018, the Company entered into an amendment to the Pinnacle Master Lease to, among other things, (i) remove Ameristar Casino Resort St. Charles, Ameristar Casino Hotel Kansas City and Belterra Casino Resort, which were sold to Boyd, and (ii) add Plainridge Park Casino, whose real estate assets were sold to GLPI and concurrently leased back to the Company. Reflecting this amendment, the Company leases real estate assets associated with twelve of the gaming facilities used in the Company’s operations from GLPI.
Upon assumption of the Pinnacle Master Lease, as amended, there were 7.5 years remaining of the initial 10-year term, with five subsequent, five-year renewal periods exercisable at the Company’s option. The payment structure under the Pinnacle Master Lease includes a fixed component, which is subject to an annual escalator of up to 2%, depending on the Adjusted Revenue to Rent Ratio (as defined in the Pinnacle Master Lease) of 1.8:1, and a component that is based on the performance of the facilities, which is prospectively adjusted every two years by an amount equal to 4% of the average change in net revenues of all facilities under the Pinnacle Master Lease (with the exception of Plainridge Park Casino) compared to a contractual baseline during the preceding two years (“Pinnacle Percentage Rent”). The next Pinnacle Percentage Rent reset is scheduled to occur on May 1, 2020. For the three months ended March 31, 2019, total payments made to GLPI under the Pinnacle Master Lease were $81.3 million.
Meadows Lease
In connection with the Pinnacle Acquisition, the Company assumed a triple net lease of the real estate assets used in the operation of Meadows Racetrack and Casino, originally effective September 9, 2016 (the “Meadows Lease”), with GLPI as the landlord. Upon assumption of the Meadows Lease, there were 8.0 years remaining of the initial 10-year term, with three subsequent, five-year renewal options followed by one four-year renewal option on the same terms and conditions, exercisable at the Company’s option. The payment structure under the Meadows Lease includes a fixed component (“Meadows Base Rent”), which is subject to an annual escalator of up to 5% for the initial term or until the lease year in which Meadows Base Rent plus Meadows Percentage Rent (see defined below) is a total of $31.0 million, subject to certain adjustments, and up to 2% thereafter, subject to an Adjusted Revenue to Rent Ratio (as defined in the Meadows Lease) of 2.0:1. The Meadows Percentage Rent is based on the performance of the facility, which is prospectively adjusted for the next two-year period equal to 4% of the average annual net revenues during the trailing two-year period. The next Meadows Percentage Rent reset is scheduled to occur on October 1, 2020. Total payments made to GLPI under the Meadows Lease were $6.6 million for the three months ended March 31, 2019.
Margaritaville Lease
In connection with the acquisition of Margaritaville Resort Casino, the Company entered into a triple net lease agreement with VICI for the real estate assets used in the operations of Margaritaville Resort Casino. The Margaritaville Lease has an initial term of 15 years, with four subsequent five-year renewal options on the same terms and conditions, exercisable at the Company’s option. The payment structure under the Margaritaville Lease includes a fixed component (“Margaritaville Base Rent”), which is subject to an annual escalator of up to 2% subject to an Adjusted Revenue to Rent Ratio (as defined in the Margaritaville Lease) of 1.9:1, and a component that is based on performance, which is prospectively adjusted every two years by an amount equal to 4% of the average change in net revenues of the facility compared to a contractual baseline during the preceding two years (“Margaritaville Percentage Rent”). The first Margaritaville Percentage Rent reset is scheduled to occur on January 1, 2021. Total payments made to VICI under the Margaritaville Lease were $5.7 million for the three months ended March 31, 2019.
Other Long-Term Obligations
Relocation Fees
As of March 31, 2019 and December 31, 2018, other long-term obligations included $84.0 million and $91.3 million, respectively, related to the relocation fees for Hollywood Gaming at Dayton Raceway and Hollywood Gaming at Mahoning Valley Race Course. The relocation fee for each facility is payable as follows: $7.5 million upon the opening of the facility and eighteen semi-annual payments of $4.8 million beginning one year after the commencement of operations.
Event Center
As of March 31, 2019 and December 31, 2018, other long-term obligations included $12.6 million and $13.2 million, respectively, related to the repayment obligation of a hotel and event center located near Hollywood Casino Lawrenceburg, which was constructed by The City of Lawrenceburg Department of Redevelopment. Effective in January 2015, by contractual agreement, in exchange for conveyance of the property, the Company is obligated to make annual payments of $1.0 million for 20 years, which began in January 2016.
Outlook
Based on our current level of operations, we believe that cash generated from operations and cash on hand, together with amounts available under our Senior Secured Credit Facilities, will be adequate to meet our anticipated obligations under our Master Leases, debt service requirements, capital expenditures and working capital needs for the foreseeable future. However, we cannot be certain that our business will generate sufficient cash flow from operations, that the U.S. economy will continue to grow in 2019, that our anticipated earnings projections will be realized, that we will fully achieve the synergies in connection with the Pinnacle Acquisition, or that future borrowings will be available under our Senior Secured Credit Facilities or otherwise will be available in the credit markets to enable us to service our indebtedness or to make anticipated capital expenditures. In addition, we expect a majority of our future growth to come from acquisitions of gaming properties at reasonable valuations, greenfield projects, jurisdictional expansions and property expansion in under-penetrated markets. If we consummate significant acquisitions in the future or undertake any significant property expansions, our cash requirements may increase significantly and we may need to make additional borrowings or complete equity or debt financings to meet these requirements. Our future operating performance and our ability to service or refinance our debt will be subject to future economic conditions and to financial, business and other factors, many of which are beyond our control. See “Risk Factors—Risks Related to Our Capital Structure” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 for a discussion of the risks related to our capital structure.
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
CRITICAL ACCOUNTING ESTIMATES
A complete discussion of our critical accounting estimates is included in our Form 10-K for the fiscal year ended December 31, 2018. There have been no significant changes in our critical accounting estimates during the three months ended March 31, 2019.
RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
For information with respect to new accounting pronouncements and the impact of these pronouncements on our unaudited Condensed Consolidated Financial Statements, see Note 3, “New Accounting Pronouncements,” in the notes to our unaudited Condensed Consolidated Financial Statements.
IMPORTANT FACTORS REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements can be identified by the use of forward-looking terminology such as “expects,” “believes,” “estimates,” “projects,” “intends,” “plans,” “seeks,” “may,” “will,” “should” or “anticipates” or the negative or other variations of these or similar words, or by discussions of future events, strategies or risks and uncertainties. Specifically, forward-looking statements may include, among others, statements concerning: our expectations of future results of operations and financial condition; expectations for our properties or our development projects; the timing, cost and expected impact of planned capital expenditures on our results of operations; our expectations with regard to the impact of competition; our expectations with regard to acquisitions and development opportunities, as well as the integration of and synergies related to any companies we have acquired or may acquire; the outcome and financial impact of the litigation in which we are or will be periodically involved; the actions of regulatory, legislative, executive or judicial decisions at the federal, state or local level with regard to our business and the impact of any such actions; our ability to maintain regulatory approvals for our existing businesses and to receive regulatory approvals for our new businesses; and our expectations regarding economic and consumer conditions. As a result, actual results may vary materially from expectations.
Although we believe that our expectations are based on reasonable assumptions within the bounds of our knowledge of its business, there can be no assurance that actual results will not differ materially from our expectations. Meaningful factors that could cause actual results to differ from expectations include, but are not limited to, risks related to the following: the ability of our operating teams to drive revenue and margins; the impact of significant competition from other gaming and entertainment operations; our ability to obtain timely regulatory approvals required to own, develop and/or operate our facilities, or other delays, approvals or impediments to completing our planned acquisitions or projects, construction factors, including delays, and increased costs; the passage of state, federal or local legislation (including referenda) that would expand, restrict, further tax, prevent or negatively impact operations in or adjacent to the jurisdictions in which we do or seek to do business (such as a smoking ban at any of our facilities or the award of additional gaming licenses proximate to our facilities); the effects of local and national economic, credit, capital market, housing, and energy conditions on the economy in general and on the gaming and lodging industries in particular; the activities of our competitors (commercial and tribal) and the rapid emergence of new competitors (traditional, internet, social, sweepstakes based and VGTs in bars and truck stops); increases in the effective rate of taxation for any of our operations or at the corporate level; our ability to identify attractive acquisition and development opportunities (especially in new business lines) and to agree to terms with, and maintain good relationships with partners/municipalities for such transactions; the costs and risks involved in the pursuit of such opportunities and our ability to complete the acquisition or development of, and achieve the expected returns from, such opportunities; our expectations for the continued availability and cost of capital; the impact of weather; changes in accounting standards; the risk of failing to maintain the integrity of our information technology infrastructure and safeguard our business, employee and customer data; factors which may cause the Company to curtail or suspend the share repurchase program; with respect to our Plainridge Park Casino in Massachusetts, the ultimate location and timing of the other gaming facilities in the state and the region; with respect to our interactive gaming endeavors, risks related to the commencement of real money online gaming and sports betting, significant competition in the social gaming industry, employee retention, cyber-security, data privacy, intellectual property and legal and regulatory challenges, as well as our ability to successfully develop innovative products that attract and retain a significant number of players in order to grow our revenues and earnings; with respect to Illinois Gaming Investors, LLC, d/b/a Prairie State Gaming, risks relating to potential changes in the VGT laws, our ability to successfully compete in the VGT market, our ability to retain existing customers and secure new customers, risks relating to municipal authorization of VGT operations and the implementation and the ultimate success of the products and services being offered; with respect to our proposed Pennsylvania casinos in York and Berks County, risks relating to construction, including the receipt of all requisite approvals, and our ability to achieve our expected budget, timeline and investment returns, including the ultimate location of other gaming facilities in the state; risks related to the integration of Pinnacle and the Margaritaville operations and the ability to realize the synergies as a result of the transactions, potential adverse reactions or changes to business or employee relationships, including those resulting from the transaction; the possibility that the anticipated benefits of the transaction are not realized when expected or at all, including as a result of the impact of, or issues arising from, the integration of the two companies; and risks associated with increased leverage from the Pinnacle and Margaritaville transactions; with respect to our recently completed acquisition of the Margaritaville operations, the possibility that the anticipated benefits of the transaction are not realized when expected or at all, including as a result of the impact of, or issues arising from, the integration of the companies and our ability to realize potential synergies or projected financial results; with respect to the pending acquisition of the Greektown operations, the possibility that the proposed transaction does not close when expected or at all because all required regulatory or other approvals are not received or other conditions are not satisfied on a timely basis or at all; potential adverse reactions or changes to business or employee relationships, including those resulting from the announcement or completion of the transaction; the possibility that the anticipated benefits of the transaction are not realized when expected or at all, including as a result of the impact of, or issues arising from, the integration of the companies and our ability to realize potential synergies or projected financial results; with respect to our sports betting operations, risks relating to entering into a new line of business, including our ability to establish relationships with key partners or vendors and generate sufficient returns on investment, as well as risks relating to potential legislation in various jurisdictions; and other factors as discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, subsequent Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, each as filed with the United States Securities and Exchange Commission. The Company does not intend to update publicly any forward-looking statements except as required by law.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
The table below provides information as of March 31, 2019 about our long-term debt obligations that are sensitive to changes in interest rates. The table presents the notional amounts maturing during the year and the related weighted-average interest rates by maturity dates. Notional amounts are used to calculate the contractual payments to be exchanged by maturity date and the weighted-average interest rates are based on the implied forward LIBOR as of March 31, 2019.

(dollars in thousands)	04/01/19 - 03/31/20	04/01/20 - 03/31/21	04/01/21 - 03/31/22	04/01/22 - 03/31/23	04/01/23 - 03/31/24	Thereafter	Total	Fair Value
Fixed rate	$—	$—	$—	$—	$—	$400,000	$400,000	$389,520
Average interest rate						5.625%
Variable rate	$46,671	$51,094	$68,786	$82,055	$598,660	$1,069,490	$1,916,756	$1,893,268
Average interest rate (1)	4.63%	4.35%	4.36%	4.38%	4.40%	4.70%

(1)	Estimated rate, reflective of forward LIBOR plus the spread over LIBOR applicable to variable-rate borrowing.

ITEM 4.	CONTROLS AND PROCEDURES
The Company’s management, under the supervision and with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of March 31, 2019. Based on this evaluation, our principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2019 to ensure that information required to be disclosed by the Company in reports we file or submit under the Exchange Act is (i) recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the United States Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to the Company’s management, including the Company’s principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.
There were no changes that occurred during the fiscal quarter covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonable likely to materially affect, our internal controls over financial reporting.

PART II.	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
We are a party to a number of other pending legal proceedings. Management does not expect that the outcome of such proceedings, either individually or in the aggregate, will have a material effect on our financial position, cash flows or results of operations.

ITEM 1A.	RISK FACTORS
We are not aware of any material changes to the risk factors described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

ITEM 2.	EXHIBITS

Exhibit
Number	Description of Exhibit
10.1†
Executive Agreement, dated as of January 29, 2019 and effective as of October 15, 2018, by and between Penn National Gaming, Inc. and Christine LaBombard is hereby incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 31, 2019. (SEC File No. 000-24206)

10.2†
Penn National Gaming, Inc. Performance Share Program II is hereby incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 21, 2019. (SEC File No. 000-24206)

10.3†
Form of Combination Award Certificate for the Penn National Gaming, Inc. Performance Share Program II is hereby incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 21, 2019. (SEC File No. 000-24206)

31.1*	CEO Certification pursuant to rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

31.2*	CFO Certification pursuant to rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

32.1**	CEO Certification pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes‑ Oxley Act of 2002.

32.2**	CFO Certification pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes‑ Oxley Act of 2002.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished herewith.
†	Management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PENN NATIONAL GAMING, INC.
Dated:	May 8, 2019	By:	/s/ Christine LaBombard
Christine LaBombard
Senior Vice President and Chief Accounting Officer