Form 10-Q
period 2019-06-30
PENN NATIONAL GAMING INC
filed 2019-08-08
CIK 921738

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________
Commission file number: 0-24206
PENN NATIONAL GAMING, INC.
(Exact name of registrant as specified in its charter)

Pennsylvania			23-2234473
(State or other jurisdiction of incorporation or organization)			(I.R.S. employer identification no.)
825 Berkshire Blvd., Suite 200	Wyomissing	Pennsylvania	19610
(Address of principal executive offices)			(Zip code)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
As of July 31, 2019, the number of shares of the registrant’s common stock outstanding was 115,870,152.

PENN NATIONAL GAMING, INC. AND SUBSIDIARIES

PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
PENN NATIONAL GAMING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(in thousands, except share and per share data)	June 30, 2019	December 31, 2018
Assets
Current assets
Cash and cash equivalents	$378,766	$479,598
Receivables, net of allowance for doubtful accounts of $4,098 and $3,161	106,442	106,837
Prepaid expenses	73,961	62,971
Other current assets	50,065	28,252
Total current assets	609,234	677,658
Property and equipment, net	5,215,777	6,868,768
Investment in and advances to unconsolidated affiliates	127,219	128,488
Goodwill	1,354,127	1,228,422
Other intangible assets, net	2,110,863	1,856,868
Deferred income taxes	—	80,612
Operating lease right-of-use assets	4,458,257	—
Finance lease right-of-use assets	224,641	—
Other assets	109,107	120,196
Total assets	$14,209,225	$10,961,012

Liabilities
Current liabilities
Accounts payable	$28,350	$30,551
Current maturities of long-term debt	62,505	62,140
Current portion of financing obligations	49,890	67,777
Current portion of operating lease liabilities	123,797	—
Current portion of finance lease liabilities	6,214	—
Accrued expenses and other current liabilities	589,750	577,968
Total current liabilities	860,506	738,436
Long-term debt, net of current maturities and debt issuance costs	2,489,613	2,350,088
Long-term portion of financing obligations	4,119,159	7,080,638
Long-term portion of operating lease liabilities	4,317,349	—
Long-term portion of finance lease liabilities	219,475	—
Deferred income taxes	249,318	—
Other noncurrent liabilities	62,097	60,629
Total liabilities	12,317,517	10,229,791
Commitments and contingencies (Note 12)
Stockholders’ equity
Series B Preferred stock ($0.01 par value, 1,000,000 shares authorized, no shares issued and outstanding)	—	—
Series C Preferred stock ($0.01 par value, 18,500 shares authorized, no shares issued and outstanding)	—	—
Common stock ($0.01 par value, 200,000,000 shares authorized, 118,037,162 and 118,855,201 shares issued, and 115,869,769 and 116,687,808 shares outstanding)	1,176	1,188
Treasury stock, at cost, (2,167,393 shares held in both periods)	(28,414)	(28,414)
Additional paid-in capital	1,708,904	1,726,401
Retained earnings (accumulated deficit)	210,242	(967,949)
Total Penn stockholders’ equity	1,891,908	731,226
Non-controlling interest	(200)	(5)
Total stockholders’ equity	1,891,708	731,221
Total liabilities and stockholders’ equity	$14,209,225	$10,961,012
See accompanying notes to the Condensed Consolidated Financial Statements.

PENN NATIONAL GAMING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the three months ended June 30,		For the six months ended June 30,
(in thousands, except per share data)	2019	2018	2019	2018
Revenues
Gaming	$1,062,139	$665,094	$2,096,650	$1,319,588
Food, beverage, hotel and other	260,955	133,664	509,015	264,633
Management service and license fees	—	2,968	—	5,406
Reimbursable management costs	—	25,187	—	53,371
Total revenues	1,323,094	826,913	2,605,665	1,642,998
Operating expenses
Gaming	564,155	350,694	1,111,600	691,210
Food, beverage, hotel and other	167,571	95,112	329,330	188,092
General and administrative	286,968	132,591	573,896	253,854
Reimbursable management costs	—	25,187	—	53,371
Depreciation and amortization	106,020	58,559	210,073	118,949
Recoveries on loan loss and unfunded loan commitments, net of impairment losses	—	(16,985)	—	(16,367)
Total operating expenses	1,124,714	645,158	2,224,899	1,289,109
Operating income	198,380	181,755	380,766	353,889
Other income (expenses)
Interest expense	(135,039)	(115,873)	(267,626)	(231,613)
Interest income	257	241	576	490
Income from unconsolidated affiliates	6,255	5,734	11,942	11,095
Loss on early extinguishment of debt	—	(2,579)	—	(3,461)
Other	43	(48)	43	(44)
Total other expenses	(128,484)	(112,525)	(255,065)	(223,533)
Income before income taxes	69,896	69,230	125,701	130,356
Income tax expense	(18,539)	(15,242)	(33,357)	(30,931)
Net income	51,357	53,988	92,344	99,425
Less: Net loss attributable to non-controlling interest	190	—	195	—
Net income attributable to Penn	$51,547	$53,988	$92,539	$99,425

Earnings per common share
Basic earnings per common share	$0.44	$0.59	$0.80	$1.09
Diluted earnings per common share	$0.44	$0.57	$0.78	$1.05

Weighted average basic shares outstanding	115,982	91,468	116,137	91,330
Weighted average diluted shares outstanding	117,676	94,995	118,161	94,834
See accompanying notes to the Condensed Consolidated Financial Statements.

PENN NATIONAL GAMING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	For the three months ended June 30,		For the six months ended June 30,
(in thousands)	2019	2018	2019	2018
Net income	$51,357	$53,988	$92,344	$99,425
Total comprehensive income	51,357	53,988	92,344	99,425
Less: Comprehensive loss attributable to non-controlling interest	190	—	195	—
Comprehensive income attributable to Penn	$51,547	$53,988	$92,539	$99,425
See accompanying notes to the Condensed Consolidated Financial Statements.

PENN NATIONAL GAMING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
(UNAUDITED)

	Three Months Ended June 30, 2019 and 2018
	Preferred Stock		Common Stock		Treasury Stock	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Total Penn Stockholders’ Equity (Deficit)	Non-Controlling Interest	Total Stockholders’ Equity (Deficit)
(in thousands)	Shares	Amount	Shares	Amount
Balance as of April 1, 2019	—	$—	117,140,551	$1,189	$(28,414)	$1,730,351	$158,695	$—	$1,861,821	$(10)	$1,861,811
Share-based compensation arrangements	—	—	1,041	—	—	3,425	—	—	3,425	—	3,425
Share repurchases	—	—	(1,271,823)	(13)	—	(24,872)	—	—	(24,885)	—	(24,885)
Net income (loss)	—	—	—	—	—	—	51,547	—	51,547	(190)	51,357
Balance as of June 30, 2019	—	$—	115,869,769	$1,176	$(28,414)	$1,708,904	$210,242	$—	$1,891,908	$(200)	$1,891,708

Balance as of April 1, 2018	—	$—	91,655,290	$937	$(28,414)	$1,011,322	$(1,016,031)	$(1,453)	$(33,639)	$—	$(33,639)
Share-based compensation arrangements	—	—	540,995	6	—	7,401	—	—	7,407	—	7,407
Net income	—	—	—	—	—	—	53,988	—	53,988	—	53,988
Balance as of June 30, 2018	—	$—	92,196,285	$943	$(28,414)	$1,018,723	$(962,043)	$(1,453)	$27,756	$—	$27,756

	Six Months Ended June 30, 2019 and 2018
	Preferred Stock		Common Stock		Treasury Stock	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Total Penn Stockholders’ Equity (Deficit)	Non-Controlling Interest	Total Stockholders’ Equity (Deficit)
(in thousands)	Shares	Amount	Shares	Amount
Balance as of January 1, 2019	—	$—	116,687,808	$1,188	$(28,414)	$1,726,401	$(967,949)	$—	$731,226	$(5)	$731,221
Share-based compensation arrangements	—	—	453,784	1	—	7,375	—	—	7,376	—	7,376
Cumulative-effect adjustment upon adoption of ASC 842	—	—	—	—	—	—	1,085,652	—	1,085,652	—	1,085,652
Share repurchases	—	—	(1,271,823)	(13)	—	(24,872)	—	—	(24,885)	—	(24,885)
Net income (loss)	—	—	—	—	—	—	92,539	—	92,539	(195)	92,344
Balance as of June 30, 2019	—	$—	115,869,769	$1,176	$(28,414)	$1,708,904	$210,242	$—	$1,891,908	$(200)	$1,891,708

Balance as of January 1, 2018	—	$—	91,225,242	$933	$(28,414)	$1,007,606	$(1,051,818)	$(1,453)	$(73,146)	$—	$(73,146)
Share-based compensation arrangements	—	—	971,043	10	—	11,117	—	—	11,127	—	11,127
Cumulative-effect adjustment upon adoption of ASC 606	—	—	—	—	—	—	(9,650)	—	(9,650)	—	(9,650)
Net income	—	—	—	—	—	—	99,425	—	99,425	—	99,425
Balance as of June 30, 2018	—	$—	92,196,285	$943	$(28,414)	$1,018,723	$(962,043)	$(1,453)	$27,756	$—	$27,756
See accompanying notes to the Condensed Consolidated Financial Statements.

PENN NATIONAL GAMING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the six months ended June 30,
(in thousands)	2019	2018
Operating activities
Net income	$92,344	$99,425
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	210,073	118,949
Amortization of items charged to interest expense	3,826	3,143
Noncash operating lease expense	61,047	—
Change in fair value of contingent purchase price	5,757	1,337
Loss on sale of property and equipment	893	3
Income from unconsolidated affiliates	(11,942)	(11,095)
Return on investment from unconsolidated affiliates	13,500	13,300
Deferred income taxes	15,429	8,210
Stock-based compensation	6,664	5,932
Recoveries on loan loss and unfunded loan commitments, net of impairment losses	—	(16,367)
Loss on early extinguishment of debt	—	3,461
Changes in operating assets and liabilities, net of businesses acquired
Accounts receivable	7,595	5,766
Prepaid expenses and other current assets	(256)	(5,081)
Other assets	(1,497)	(1,579)
Accounts payable	119	(2,014)
Accrued expenses	(20,043)	(32,058)
Income taxes	7,621	14,091
Operating lease liabilities	(78,307)	—
Other current and noncurrent liabilities	2,371	1,636
Net cash provided by operating activities	315,194	207,059
Investing activities
Project capital expenditures	(12,010)	(1,661)
Maintenance capital expenditures	(83,020)	(31,297)
Proceeds from sale of property and equipment	376	218
Proceeds from sale of loan	—	15,186
Consideration paid for acquisitions of businesses, net of cash acquired	(1,359,466)	(3,006)
Proceeds from sale-and-leaseback transactions in conjunction with acquisitions	961,127	—
Consideration paid for gaming licenses and other intangible assets	(1,377)	(58,230)
Other	(250)	(326)
Net cash used in investing activities	(494,620)	(79,116)
Financing activities
Proceeds from revolving credit facility	340,000	54,000
Principal payments on long-term debt	(23,336)	(170,750)
Repayments on revolving credit facility	(172,000)	(54,000)
Payments of other long-term obligations	(7,939)	(7,636)
Principal payments on financing obligations	(25,343)	(32,766)
Principal payments on finance leases	(2,941)	—
Proceeds from exercise of options	712	5,195
Repurchase of common stock	(24,885)	—
Payments of contingent purchase price	(367)	(541)
Proceeds from insurance financing	13,797	8,541
Payments on insurance financing	(10,474)	(7,814)
Other	(280)	—
Net cash provided by (used in) financing activities	86,944	(205,771)
Change in cash, cash equivalents, and restricted cash	(92,482)	(77,828)
Cash, cash equivalents and restricted cash at the beginning of the year	481,238	279,418
Cash, cash equivalents and restricted cash at the end of the period	$388,756	$201,590

	For the six months ended June 30,
(in thousands)	2019	2018
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$378,766	$200,151
Restricted cash included in Other current assets	8,350	—
Restricted cash included in Other assets	1,640	1,439
Total cash, cash equivalents and restricted cash	$388,756	$201,590

Supplemental disclosure:
Cash paid for interest, net of amounts capitalized	$265,624	$230,023
Cash payments related to income taxes, net	$4,500	$6,507

Non-cash investing and financing activities:
Commencement of operating leases	$712,837	$—
Commencement of finance leases	$4,332	$—
Accrued capital expenditures	$3,636	$4,089
See accompanying notes to the Condensed Consolidated Financial Statements.

PENN NATIONAL GAMING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1—Organization and Basis of Presentation
Organization: Penn National Gaming, Inc., together with its subsidiaries, is a leading, diversified, multi-jurisdictional owner and manager of gaming and racing facilities and video gaming terminal (“VGT”) operations with a focus on slot machine entertainment. In the second half of 2018, we launched live sports wagering at our facilities in Mississippi, Pennsylvania and West Virginia. In addition, the Company operates an interactive gaming division through its subsidiary, Penn Interactive Ventures, LLC (“PIV”). Our MYCHOICE® customer loyalty program (the “mychoice program”) provides its members with various benefits, including earning reward points redeemable for complimentary goods and/or services and credit toward tier status, which entitles our guests to receive certain other benefits. References in these footnotes to “Penn,” the “Company,” “we,” “our,” or “us” refer to Penn National Gaming, Inc. and its subsidiaries, except where stated or the context otherwise indicates.
As of June 30, 2019, we owned, managed, or had ownership interests in 41 facilities in 19 jurisdictions. The majority of the gaming facilities used in the Company’s operations are subject to triple net master leases; the most significant of which are the Penn Master Lease and the Pinnacle Master Lease (as such terms are defined in Note 4, “Leases,” and collectively referred to as the “Master Leases”), with Gaming and Leisure Properties, Inc. (GLPI:NASDAQ) (“GLPI”), a real estate investment trust (“REIT”), as the landlord under the Master Leases.
The Company has four reportable segments: Northeast, South, West and Midwest. See Note 2, “Significant Accounting Policies” and Note 16, “Segment Information” for further information.
Basis of Presentation: The unaudited Condensed Consolidated Financial Statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial information and with the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete consolidated financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.
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

	Location	Real Estate Assets Lease or Ownership Structure
Northeast segment
Ameristar East Chicago	East Chicago, Indiana	Pinnacle Master Lease
Greektown Casino-Hotel (1)	Detroit, Michigan	Greektown Lease
Hollywood Casino Bangor	Bangor, Maine	Penn Master Lease
Hollywood Casino at Charles Town Races	Charles Town, West Virginia	Penn Master Lease
Hollywood Casino Columbus	Columbus, Ohio	Penn Master Lease
Hollywood Casino Lawrenceburg	Lawrenceburg, Indiana	Penn Master Lease
Hollywood Casino at Penn National Race Course	Grantville, Pennsylvania	Penn Master Lease
Hollywood Casino Toledo	Toledo, Ohio	Penn Master Lease
Hollywood Gaming at Dayton Raceway	Dayton, Ohio	Penn Master Lease
Hollywood Gaming at Mahoning Valley Race Course	Youngstown, Ohio	Penn Master Lease
Meadows Racetrack and Casino	Washington, Pennsylvania	Meadows Lease
Plainridge Park Casino	Plainville, Massachusetts	Pinnacle Master Lease

South segment (2)
1st Jackpot Casino	Tunica, Mississippi	Penn Master Lease
Ameristar Vicksburg	Vicksburg, Mississippi	Pinnacle Master Lease
Boomtown Biloxi	Biloxi, Mississippi	Penn Master Lease
Boomtown Bossier City	Bossier City, Louisiana	Pinnacle Master Lease
Boomtown New Orleans	New Orleans, Louisiana	Pinnacle Master Lease
Hollywood Casino Gulf Coast	Bay St. Louis, Mississippi	Penn Master Lease
Hollywood Casino Tunica	Tunica, Mississippi	Penn Master Lease
L’Auberge Baton Rouge	Baton Rouge, Louisiana	Pinnacle Master Lease
L’Auberge Lake Charles	Lake Charles, Louisiana	Pinnacle Master Lease
Margaritaville Resort Casino (3)	Bossier City, Louisiana	Margaritaville Lease

West segment
Ameristar Black Hawk	Black Hawk, Colorado	Pinnacle Master Lease
Cactus Petes and Horseshu	Jackpot, Nevada	Pinnacle Master Lease
M Resort	Henderson, Nevada	Penn Master Lease
Tropicana Las Vegas	Las Vegas, Nevada	Owned
Zia Park Casino	Hobbs, New Mexico	Penn Master Lease

Midwest segment
Ameristar Council Bluffs	Council Bluffs, Iowa	Pinnacle Master Lease
Argosy Casino Alton (4)	Alton, Illinois	Penn Master Lease
Argosy Casino Riverside	Riverside, Missouri	Penn Master Lease
Hollywood Casino Aurora	Aurora, Illinois	Penn Master Lease
Hollywood Casino Joliet	Joliet, Illinois	Penn Master Lease
Hollywood Casino at Kansas Speedway (5)	Kansas City, Kansas	Owned - JV
Hollywood Casino St. Louis	Maryland Heights, Missouri	Penn Master Lease
Prairie State Gaming (6)	Illinois	N/A
River City Casino	St. Louis, Missouri	Pinnacle Master Lease

(1)	Acquired on May 23, 2019

(2)	Resorts Casino Tunica closed on June 30, 2019, but remains subject to the Penn Master Lease.

(3)	Acquired on January 1, 2019

(4)	The riverboat is owned by us and not subject to the Penn Master Lease.

(5)
Pursuant to a joint venture with International Speedway Corporation (“International Speedway”) and includes the Company’s 50% investment in Kansas Entertainment, LLC (“Kansas Entertainment”), which owns the Hollywood Casino at Kansas Speedway.

(6)	VGT route operations
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

	For the three months ended June 30,		For the six months ended June 30,
(in thousands)	2019	2018	2019	2018
Food and beverage	$64,102	$23,775	$128,580	$46,750
Hotel	40,848	10,616	77,444	20,303
Other	4,521	1,033	8,793	2,010
Total complimentaries associated with gaming contracts	$109,471	$35,424	$214,817	$69,063

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

	For the three months ended June 30, 2019
(in thousands)	Northeast	South	West	Midwest	Other	Total
Revenues:
Gaming	$528,906	$206,841	$96,498	$229,889	$5	$1,062,139
Food and beverage	37,584	39,551	29,548	19,624	397	126,704
Hotel	10,498	26,521	31,631	11,592	—	80,242
Racing	6,987	—	84	—	1,533	8,604
Other	15,111	9,275	6,489	7,055	7,475	45,405
Total revenues	$599,086	$282,188	$164,250	$268,160	$9,410	$1,323,094

	For the three months ended June 30, 2018
(in thousands)	Northeast	South	West	Midwest	Other	Total
Revenues:
Gaming	$398,719	$49,213	$50,550	$166,612	$—	$665,094
Food and beverage	23,321	8,657	20,967	11,473	319	64,737
Hotel	5,316	3,119	20,900	5,947	—	35,282
Racing	4,890	—	99	—	1,661	6,650
Reimbursable management costs	21,068	—	4,119	—	—	25,187
Other	11,971	1,629	4,116	4,130	8,117	29,963
Total revenues	$465,285	$62,618	$100,751	$188,162	$10,097	$826,913

	For the six months ended June 30, 2019
(in thousands)	Northeast	South	West	Midwest	Other	Total
Revenues:
Gaming	$1,016,633	$426,932	$189,321	$463,644	$120	$2,096,650
Food and beverage	73,381	79,741	57,418	40,662	696	251,898
Hotel	17,652	49,501	63,272	21,226	—	151,651
Racing	13,512	—	101	—	3,067	16,680
Other	28,486	17,956	12,792	13,890	15,662	88,786
Total revenues	$1,149,664	$574,130	$322,904	$539,422	$19,545	$2,605,665

	For the six months ended June 30, 2018
(in thousands)	Northeast	South	West	Midwest	Other	Total
Revenues:
Gaming	$790,997	$100,189	$97,121	$331,281	$—	$1,319,588
Food and beverage	46,624	17,087	40,816	23,271	582	128,380
Hotel	10,036	5,599	42,021	11,147	—	68,803
Racing	10,167	—	106	—	3,188	13,461
Reimbursable management costs	42,912	—	10,459	—	—	53,371
Other	23,268	3,073	8,194	7,997	16,863	59,395
Total revenues	$924,004	$125,948	$198,717	$373,696	$20,633	$1,642,998
Customer-related Liabilities
The Company has two general types of liabilities related to contracts with customers: (i) the obligation associated with our mychoice program (loyalty points and tier status benefits) and (ii) advance payments on goods and services yet to be provided and for unpaid wagers. The Company’s mychoice program allows members to utilize their reward membership cards to earn loyalty points that are redeemable for slot play and complimentaries, such as food and beverage at our restaurants, lodging at our hotels and products offered at our retail stores across the vast majority of the Company’s properties. In addition, members of the mychoice program earn credit toward tier status, which entitles them to receive certain other benefits, such as gifts. The Company accounts for the obligation associated with our mychoice program utilizing a deferred revenue model, which defers revenue at the point in time when the loyalty points and tier status benefits are earned by our customers. Deferred revenue associated with the mychoice program is recognized at the point in time when the loyalty points are redeemed by our customers or at the point in time when our customers receive the tier status benefits. The obligation associated with our mychoice program is based on the estimated standalone selling price of the loyalty points and the tier status benefits earned after factoring in the likelihood of redemption.
The obligation associated with our mychoice program, which is included in “Accrued expenses and other current liabilities” within our unaudited Condensed Consolidated Balance Sheets, was $49.0 million and $39.9 million as of June 30, 2019 and December 31, 2018, respectively, and consisted principally of the obligation associated with the loyalty points. Our loyalty point obligations are generally settled within six months of issuance. Changes between the opening and closing balances primarily relate to the timing of our customers’ election to redeem loyalty points as well as the timing of when our customers receive their earned tier status benefits.
The Company’s advance payments on goods and services yet to be provided and for unpaid wagers primarily consist of the following: (i) deposits on rooms and convention space, (ii) money deposited on behalf of a customer in advance of their property visit (referred to as “safekeeping” or “front money”), (iii) outstanding tickets generated by slot machine play or pari-mutuel wagering, (iv) outstanding chip liabilities, (v) unclaimed jackpots, and (vi) gift cards redeemable at our properties. Advance payments on goods and services are recognized as revenue when the good or service is transferred to the customer. Unpaid wagers primarily relate to the Company’s obligation to settle outstanding slot tickets, pari-mutuel racing tickets and gaming chips with customers and generally represent obligations stemming from prior wagering events, of which revenue was previously recognized. The Company’s advance payments on goods and services yet to be provided and for unpaid wagers were $30.7 million and $34.3 million as of June 30, 2019 and December 31, 2018, respectively, of which, $0.6 million and $0.7 million are classified as long-term, respectively. The current portion and long-term portion of our advance payments on goods and services yet to be provided and for unpaid wagers are included in “Accrued expenses and other current liabilities” and “Other noncurrent liabilities” within our unaudited Condensed Consolidated Balance Sheets, respectively.
Gaming and Racing Taxes: The Company is subject to gaming and pari-mutuel taxes based on gross gaming revenue and pari-mutuel revenue in the jurisdictions in which it operates. The Company primarily recognizes gaming and pari-mutuel tax expense based on the statutorily required percentage of revenue that is required to be paid to state and local jurisdictions in the states where or in which wagering occurs. In certain states in which the Company operates, gaming taxes are based on graduated rates. For the three and six months ended June 30, 2019, these expenses, which were recorded primarily within gaming expense within the unaudited Condensed Consolidated Statements of Operations, were $399.8 million and $786.3 million, respectively, as compared to $253.0 million and $500.4 million, respectively, for the three and six months ended June 30, 2018.
Correction of Cash Flow Classification: Subsequent to the issuance of the Company’s Form 10-Q for the quarterly period ended March 31, 2019, we concluded that the $261.1 million in proceeds from the Margaritaville Resort Casino sale-and-leaseback transaction was incorrectly classified as cash provided by financing activities rather than cash provided by investing activities within the Company’s unaudited Condensed Consolidated Statement of Cash Flows for the three months ended March 31, 2019. The accompanying unaudited Condensed Consolidated Statement of Cash Flows for the six months ended June 30, 2019 correctly reflects such amount as cash provided by investing activities.
The Company will correct the unaudited Condensed Consolidated Statement of Cash Flows for the three months ended March 31, 2019 when it files its Form 10-Q for the quarterly period ended March 31, 2020 with the SEC. The correction of this error had no effect on the Company’s net cash provided by operating activities or the accompanying unaudited Condensed Consolidated Balance Sheet, unaudited Condensed Consolidated Statement of Operations, unaudited Condensed Consolidated Statement of Comprehensive Income, or unaudited Condensed Consolidated Statement of Changes in Stockholders’ equity (deficit) as of and for the three months ended March 31, 2019.

Note 3—New Accounting Pronouncements
Accounting Pronouncements Implemented in 2019
On January 1, 2019, the Company adopted Accounting Standards Codification (“ASC”) Topic 842, “Leases” (“ASC 842”), and all the related amendments (the “new lease standard”) using the modified retrospective method with an effective date of January 1, 2019 (the “adoption date”) and a cumulative effect adjustment to equity. The comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods. As part of the adoption, the Company elected to utilize the package of practical expedients included in this guidance, which permitted the Company to not reassess (i) whether any expired or existing contracts contain leases; (ii) the lease classification for any expired or existing leases; and (iii) the initial direct costs for existing leases. In conjunction with the adoption of the new lease standard, the Company elected the following policies: (i) to account for lease and non-lease components as a single component for all classes of underlying assets and (ii) to not recognize short-term leases (i.e., a lease that is less than 12 months and does not contain a purchase option) within the unaudited Condensed Consolidated Balance Sheets, with the expense related to these short-term leases recorded in total operating expenses within the unaudited Condensed Consolidated Statements of Operations.
Penn Master Lease and Pinnacle Master Lease
The most significant impact of the adoption of the new lease standard relates to the accounting for our Master Leases with GLPI. Under previous GAAP, as contained within ASC Topic 840, “Leases” (“ASC 840”), the Company concluded that (i) the Penn Master Lease and (ii) the Pinnacle Master Lease to each be a failed sale-leaseback transaction resulting in (a) the land and building assets associated with the Master Leases to be recognized in “Property and equipment, net” within the unaudited Condensed Consolidated Balance Sheets, (b) the recognition of a financing obligation, with the associated interest recorded to “Interest expense” within the unaudited Condensed Consolidated Statements of Operations, and (c) the contingent rentals to be recorded as additional interest expense. Under the provisions of the new lease standard, the Company was required to evaluate its existing sale-leaseback transactions with GLPI to determine whether a sale had occurred, and if a sale had occurred, to determine the classification (operating or finance) of each component contained within each of the Master Leases.
Lease components contained within each of the Master Leases that were determined to be operating leases (consisting primarily of the land components) at the adoption date resulted in (i) the derecognition of the existing financing obligation and the carrying amount of the property and equipment with an adjustment to the opening balance of retained earnings and (ii) the recognition of an operating lease liability and an operating lease right-of-use (“ROU”) asset. Operating lease expenses are recorded as rent expense, as opposed to interest expense and depreciation and amortization expense, within the unaudited Condensed Consolidated Statements of Operations and recorded as operating cash outflows within the unaudited Condensed Consolidated Statements of Cash Flows.
Lease components contained within each of the Master Leases that were determined to continue to be financing obligations (consisting primarily of the building components) at the adoption date resulted in (i) the continued recognition of the leased assets in “Property and equipment, net” within our unaudited Condensed Consolidated Balance Sheets and (ii) the continued recognition of the financing obligation utilizing assumptions as determined (a) at the lease commencement date with respect to the Penn Master Lease or (b) at the acquisition date with respect to the Pinnacle Master Lease.
Our Hollywood Casino at Dayton Raceway and Hollywood Casino at Mahoning Valley Race Course (“Dayton and Mahoning Valley”) properties included within the Penn Master Lease were previously accounted for under build-to-suit guidance pursuant to ASC 840. The Company was required to evaluate the components contained within the build-to-suit arrangements and determine the classification (operating or finance) under the provisions of the new lease standard at the adoption date. The Dayton and Mahoning Valley lease components were determined to be finance leases, which resulted in (i) the recognition of a finance lease ROU asset (recorded to depreciation and amortization expense over the lease term), (ii) a corresponding finance lease liability (recorded to interest expense over the lease term), and (iii) a write-off of the previous (a) carrying amount of the property and equipment and (b) financing obligation recorded with an adjustment to the opening balance of retained earnings at the adoption date. Principal payments associated with finance leases are recorded as financing cash outflows and interest payments associated with finance leases are recorded as operating cash outflows within our unaudited Condensed Consolidated Statements of Cash Flows.
Operating Leases, inclusive of the Meadows Lease with GLPI
The adoption of the new lease standard required us to recognize ROU assets and lease liabilities that had not previously been recorded within the unaudited Condensed Consolidated Balance Sheets. The lease liability for operating leases is based on the present value of future lease payments. The ROU asset for operating leases is based on the lease liability adjusted for the reclassification of certain balance sheet amounts, such as deferred rent. Deferred and prepaid rent are no longer presented separately. Leases that are short-term in nature are not recognized as ROU assets within the unaudited Condensed Consolidated Balance Sheets, but are recognized as an expense (recorded within total operating expenses) within the unaudited Condensed Consolidated Statements of Operations.

The impact of the adoption of the new lease standard on our unaudited Condensed Consolidated Balance Sheets at January 1, 2019 was as follows (only financial statement line items impacted are presented):

		Impacts of:
(in thousands)	As Reported as of December 31, 2018	Financing Obligations - Master Leases (1)	Finance Leases - Dayton and Mahoning Valley	Operating Leases - Master Leases (2)	Operating Lease - Meadows (3)	Other Operating Leases - Non-Master Leases	As Adjusted for ASC 842	Increase/(Decrease)
Assets
Current assets
Prepaid expenses	$62,971	$—	$—	$—	$—	$(977)	$61,994	$(977)
Total current assets	$677,658	$—	$—	$—	$—	$(977)	$676,681	$(977)
Property and equipment, net (4)	$6,868,768	$—	$(164,314)	$(1,407,357)	$—	$—	$5,297,097	$(1,571,671)
Goodwill	$1,228,422	$5,517	$—	$—	$—	$—	$1,233,939	$5,517
Operating lease right-of-use assets (5)	$—	$—	$—	$3,541,144	$112,804	$152,519	$3,806,467	$3,806,467
Finance lease right-of-use assets (6)	$—	$—	$224,482	$—	$—	$—	$224,482	$224,482
Total assets	$10,961,012	$5,517	$60,168	$2,133,787	$112,804	$151,542	$13,424,830	$2,463,818

Liabilities
Current liabilities
Current portion of financing obligations (7)	$67,777	$—	$(1,534)	$(16,157)	$—	$—	$50,086	$(17,691)
Current portion of operating lease liabilities (5)	$—	$—	$—	$72,894	$20,515	$8,913	$102,322	$102,322
Current portion of finance lease liabilities (6)	$—	$—	$5,752	$—	$—	$—	$5,752	$5,752
Accrued expenses and other current liabilities	$577,968	$—	$—	$—	$—	$(434)	$577,534	$(434)
Total current liabilities	$738,436	$—	$4,218	$56,737	$20,515	$8,479	$828,385	$89,949
Long-term portion of financing obligations (7)	$7,080,638	$5,517	$(181,262)	$(2,760,587)	$—	$—	$4,144,306	$(2,936,332)
Long-term portion of operating lease liabilities (5)	$—	$—	$—	$3,467,057	$92,289	$144,988	$3,704,334	$3,704,334
Long-term portion of finance lease liabilities (6)	$—	$—	$218,329	$—	$—	$—	$218,329	$218,329
Deferred income taxes (8)	$—	$—	$4,288	$299,523	$—	$—	$303,811	$303,811
Other noncurrent liabilities	$60,629	$—	$—	$—	$—	$(1,925)	$58,704	$(1,925)
Total liabilities	$10,229,791	$5,517	$45,573	$1,062,730	$112,804	$151,542	$11,607,957	$1,378,166
Stockholders’ equity
Retained earnings (accumulated deficit)	$(967,949)	$—	$14,595	$1,071,057	$—	$—	$117,703	$1,085,652
Total Penn National Gaming, Inc. stockholders’ equity	$731,226	$—	$14,595	$1,071,057	$—	$—	$1,816,878	$1,085,652
Total stockholders’ equity	$731,221	$—	$14,595	$1,071,057	$—	$—	$1,816,873	$1,085,652
Total liabilities and stockholders’ equity	$10,961,012	$5,517	$60,168	$2,133,787	$112,804	$151,542	$13,424,830	$2,463,818

(1)
During the first quarter of 2019, the Company identified an adjustment to the purchase price allocation associated with its October 2018 acquisition of Pinnacle Entertainment, Inc. (“Pinnacle”). The purchase price adjustment increased the financing obligation upon the adoption of the new lease standard, resulting in an increase to goodwill (see Note 5, “Acquisitions”).

(2)	Represents components contained within each of the Master Leases determined to be operating leases (primarily land).

(3)	Represents the triple net lease with GLPI for the real estate assets used in the operations of Meadows Racetrack and Casino (the “Meadows Lease”).

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

(5)
Operating lease ROU assets represent (i) the land components contained within the Master Leases determined to be operating leases upon the adoption of the new lease standard; and (ii) with respect to other Operating Leases, represent (a) the Meadows Lease, which was acquired by the Company in conjunction with the acquisition of Pinnacle; (b) ground and levee leases with landlords, which were not assumed by GLPI and remain an obligation of the Company; and (c) buildings and equipment not associated with our Master Leases. For leases where the rate implicit in the lease was not readily determinable, we used our incremental borrowing rate based on the information available at the lease commencement date in determining the present value of lease payments. We utilized the incremental borrowing rate on the adoption date for operating leases that commenced prior to that date. The operating lease liability is based on the net present value of future lease payments.

(6)
Amounts primarily represent finance leases associated with Dayton and Mahoning Valley, which are included in the Penn Master Lease, that under ASC 840 utilized specific build-to-suit guidance. The adoption of the new lease standard required the Company to evaluate the components under current guidance contained within the new lease standard, which resulted in all components being classified as finance leases. Finance leases result in (i) the recognition of a finance lease ROU asset amortized over the lease term and (ii) a corresponding finance lease liability (recorded to interest expense over the lease term). We utilized our incremental borrowing rate based on the information available at the adoption date in determining the present value of lease payments. The finance lease liability is based on the net present value of future lease payments.

(7)
Represents components associated with our Master Leases that remain financing obligations (primarily buildings). The financing obligation at the adoption date was calculated utilizing previous assumptions as determined (a) at the lease commencement date with respect to the Penn Master Lease and (b) at the acquisition date with respect to the Pinnacle Master Lease.

(8)	Represents the tax impacts related to the adoption of the new lease standard. See Note 11, “Income Taxes.”

Accounting Pronouncements to be Implemented in 2020
In June 2016, the Financial Accounting Standards Board issued ASU No. 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurements of Credit Losses on Financial Instruments” (“ASU 2016-13”), which sets forth a “current expected credit loss” (referred to as “CECL”) model which requires the Company to measure all expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions, and reasonable supportable forecasts. This replaces the existing incurred loss model and is applicable to the measurement of credit losses on financial assets measured at amortized cost and applies to some off-balance sheet credit exposures. ASU 2016-13 is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years, and must be applied through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. The Company is currently assessing the impact of the adoption of ASU 2016-13 on its unaudited Condensed Consolidated Financial Statements.

Note 4—Leases
The Company determines if a contract is or contains a leasing element at contract inception or the date in which a modification of an existing contract occurs. In order for a contract to be considered a lease, the contract must transfer the right to control the use of an identified asset for a period of time in exchange for consideration. Control is determined to have occurred if the lessee has the right to (i) obtain substantially all of the economic benefits from the use of the identified asset throughout the period of use and (ii) direct the use of the identified asset.
The Company has leasing arrangements that contain both (i) lease and (ii) non-lease components. We account for both the lease and non-lease components as a single component for all classes of underlying assets. In determining the present value of lease payments at lease commencement date, the Company utilizes its incremental borrowing rate based on the information available, unless the rate implicit in the lease is readily determinable. Upon adoption of the new lease standard, which is discussed in Note 3, “New Accounting Pronouncements,” the Company utilized its incremental borrowing rate on January 1, 2019, for operating and finance leases that commenced prior to that date.
Lessee
Master Leases
Upon adoption of the new lease standard, components associated with the Master Leases were determined to be either (i) operating leases, (ii) finance leases, or (iii) financing obligations. Changes to future lease payments under both our Penn Master Lease and Pinnacle Master Lease (i.e., when future escalators become known or future variable rent resets occur), which are discussed below, require the Company to (i) increase both the ROU assets and corresponding lease liabilities with respect to operating and finance leases and (ii) record the incremental variable payment associated with the financing obligation to interest expense.
Penn Master Lease
Pursuant to a triple net master lease with GLPI, which became effective November 1, 2013 (the “Penn Master Lease”), the Company leases real estate assets associated with 19 of the gaming facilities used in its operations. The Penn Master Lease has an initial term of 15 years with four subsequent, five-year renewal periods on the same terms and conditions, exercisable at the Company’s option. The Company has determined that the lease term is 35 years.
The payment structure under the Penn Master Lease includes a fixed component, a portion of which is subject to an annual escalator of up to 2%, depending on the Adjusted Revenue to Rent Ratio (as defined in the Penn Master Lease) of 1.8:1, and a component that is based on the performance of the facilities, which is prospectively adjusted (i) every five years by an amount equal to 4% of the average change in net revenues of all facilities under the Penn Master Lease (other than Hollywood Casino Columbus and Hollywood Casino Toledo (“Columbus and Toledo”)) compared to a contractual baseline during the preceding five years (“Penn Percentage Rent”) and (ii) monthly by an amount equal to 20% of the net revenues of Hollywood Casino Columbus and Hollywood Casino Toledo in excess of a contractual baseline. The next annual escalator test date is scheduled to occur effective November 1, 2019 and the next Penn Percentage Rent reset is scheduled to occur on November 1, 2023.
As discussed above, the monthly rent associated with Columbus and Toledo is variable and considered contingent rent. The variable expense related to the operating lease components (the land) is included in “General and administrative” within our unaudited Condensed Consolidated Statements of Operations and the variable expense related to the finance lease components (the buildings) is included in “Interest expense” within our unaudited Condensed Consolidated Statements of Operations. The

entire variable expense related to prior year periods was included in “Interest expense” pursuant to the failed sale-leaseback accounting treatment under ASC 840. Total monthly variable expenses were as follows:

	For the three months ended June 30,		For the six months ended June 30,
(in thousands)	2019	2018	2019	2018
Variable expenses included in “General and administrative”	$6,238	$—	$13,042	$—
Variable expenses included in “Interest expense”	5,725	12,543	11,969	24,984
Total variable expenses	$11,963	$12,543	$25,011	$24,984

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
The payment structure under the Pinnacle Master Lease includes a fixed component, a portion of which is subject to an annual escalator of up to 2%, depending on the Adjusted Revenue to Rent Ratio (as defined in the Pinnacle Master Lease) of 1.8:1, and a component that is based on the performance of the facilities, which is prospectively adjusted every two years by an amount equal to 4% of the average change in net revenues compared to a contractual baseline during the preceding two years (“Pinnacle Percentage Rent”). The next annual escalator test date and the next Pinnacle Percentage Rent reset are scheduled to occur on May 1, 2020.
Operating Leases
The Company’s operating leases consist mainly of (i) the Meadows Lease, (ii) a triple net lease with VICI Properties Inc. (VICI:NYSE) (“VICI”) for the real estate assets used in the operation of Margaritaville Resort Casino (the “Margaritaville Lease”), (iii) a triple net lease for the real estate assets used in the operation of Greektown Casino-Hotel (the “Greektown Lease”), (iv) ground and levee leases to landlords which were not assumed by our REIT landlords and remain an obligation of the Company, and (v) building and equipment not associated with our Master Leases. Certain of our lease agreements include rental payments based on a percentage of sales over specified contractual amounts, rental payments adjusted periodically for inflation, and rental payments based on usage. The Company’s leases include options to extend the lease terms. The Company’s operating lease agreements do not contain any material residual value guarantees or material restrictive covenants.
Information related to lease term and discount rate was as follows:

June 30, 2019
Weighted Average Remaining Lease Term
Operating leases (1)	27.8 years
Finance leases (2)	28.8 years
Financing obligations (3)	30.9 years

Weighted Average Discount Rate (4)
Operating leases	6.7%
Finance leases	6.8%
Financing obligations	8.1%

(1)
Amount consists principally of (i) land components associated with our Master Leases; (ii) our Meadows Lease; (iii) our Margaritaville Lease; (iv) our Greektown Lease; (v) ground and levee leases with landlords which were not assumed by our REIT landlords; and (vi) building and equipment not associated with our Master Leases.

(2)	Amount consists primarily of the Dayton and Mahoning Valley finance leases.

(3)	Amount consists of the components contained within each of the Master Leases determined to continue to be financing obligations (primarily buildings) at the adoption date of the new lease standard.

(4)
For leases where the rate implicit in the lease is not readily determinable, we use our incremental borrowing rate based on the information available at the adoption date in determining the present value of lease payments.

The components of lease expense were as follows:

	Classification
(in thousands)	Gaming Expense	Food, Beverage, Hotel and Other Expense	General and Administrative	Interest Expense	Depreciation and Amortization	Total for the three months ended June 30, 2019
Operating Lease Costs
Rent expense associated with triple net leases classified as operating leases (1)	$—	$—	$90,025	$—	$—	$90,025
Operating lease cost (2)	146	113	4,346	—	—	4,605
Short-term lease cost	14,226	375	212	—	—	14,813
Variable lease cost (2)	—	—	260	—	—	260
Total	$14,372	$488	$94,843	$—	$—	$109,703

Finance Lease Costs
Interest expense (3)	$—	$—	$—	$3,830	$—	$3,830
Amortization expense (3)	—	—	—	—	1,956	1,956
Total	$—	$—	$—	$3,830	$1,956	$5,786

Financing Obligation Costs
Interest expense (4)	$—	$—	$—	$98,369	$—	$98,369

	Classification
(in thousands)	Gaming Expense	Food, Beverage, Hotel and Other Expense	General and Administrative	Interest Expense	Depreciation and Amortization	Total for the six months ended June 30, 2019
Operating Lease Costs
Rent expense associated with triple net leases classified as operating leases (1)	$—	$—	$174,755	$—	$—	$174,755
Operating lease cost (2)	283	269	8,443	—	—	8,995
Short-term lease cost	27,162	535	780	—	—	28,477
Variable lease cost (2)	1,201	2	575	—	—	1,778
Total	$28,646	$806	$184,553	$—	$—	$214,005

Finance Lease Costs
Interest expense (3)	$—	$—	$—	$7,657	$—	$7,657
Amortization expense (3)	—	—	—	—	3,915	3,915
Total	$—	$—	$—	$7,657	$3,915	$11,572

Financing Obligation Costs
Interest expense (4)	$—	$—	$—	$196,041	$—	$196,041

(1)
Pertains to the components contained within the Master Leases (primarily land) determined to be operating leases, the Meadows Lease, the Margaritaville Lease, and the Greektown Lease, inclusive of the variable expense associated with Columbus and Toledo for the operating lease components (the land) (see table above).

(2)	Excludes the operating lease costs and variable lease costs pertaining to our triple net leases with our REIT landlords classified as operating leases, discussed in footnote (1) above.

(3)	Primarily pertains to the Dayton and Mahoning Valley finance leases.

(4)
Pertains to the components contained within the Master Leases (primarily buildings) determined to continue to be financing obligations, inclusive of the variable expense associated with Columbus and Toledo for the finance lease components (the buildings) (see table above).

The following is a maturity analysis of our operating leases, finance leases, and financing obligations as of June 30, 2019:

(in thousands)	Operating Leases	Finance Leases	Financing Obligations
Years ending December 31,
2019 (excluding the six months ended June 30, 2019)	$209,805	$10,749	$194,793
2020	408,009	21,481	374,715
2021	387,771	21,474	367,278
2022	384,825	21,362	367,278
2023	381,689	20,497	367,278
Thereafter	8,159,497	403,820	9,637,956
Total lease payments	9,931,596	499,383	11,309,298
Less: Amounts representing interest	(5,490,450)	(273,694)	(7,140,249)
Present value of future lease payments	4,441,146	225,689	4,169,049
Less: Current portion of lease obligations	(123,797)	(6,214)	(49,890)
Long-term portion of lease obligations	$4,317,349	$219,475	$4,119,159

During the three and six months ended June 30, 2019, total payments made under our Master Leases, the Meadows Lease, the Margaritaville Lease, and the Greektown Lease, were $214.9 million and $422.8 million, respectively. During the three and six months ended June 30, 2018, total payments made under our Penn Master Lease were $115.9 million and $231.8 million, respectively.
Supplemental cash flow information related to leases was as follows:

(in thousands)	For the six months ended June 30, 2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from finance leases	$7,657
Operating cash flows from operating leases	$186,868
Financing cash flows from finance leases	$2,941

Lessor
The Company leases its hotel rooms to patrons and records the corresponding lessor revenue in “Food, beverage, hotel and other revenues” within our unaudited Condensed Consolidated Statements of Operations. For the three and six months ended June 30, 2019, the Company recognized $80.2 million and $151.7 million of lessor revenues related to the rental of hotel rooms, respectively. Hotel leasing arrangements vary in duration, but are short-term in nature. The cost and accumulated depreciation of property and equipment associated with hotel rooms is included in “Property and equipment, net” within our unaudited Condensed Consolidated Balance Sheets.

Note 5—Acquisitions
Greektown Casino-Hotel
On May 23, 2019, the Company acquired all of the membership interests of Greektown Holdings, L.L.C., for a net purchase price of $320.3 million, after working capital and other adjustments, pursuant to a transaction agreement among the Company, VICI Properties L.P., a wholly-owned subsidiary of VICI, and Greektown Mothership LLC (“Greektown Mothership”). In connection with the acquisition, the real estate assets relating to Greektown Casino-Hotel (“Greektown”) were acquired by a subsidiary of VICI for an aggregate sales price of $700.0 million and the Company entered into a triple net lease agreement for the real estate assets used in the operations of Greektown which has an initial annual rent of $55.6 million and an initial term of 15 years, with four five-year renewal options (the “Greektown Lease”). The acquisition of the operations was financed through a combination of cash on hand and incremental borrowings under the Company’s Revolving Credit Facility (as defined in Note 9, “Long-term Debt”).

Due to the recent acquisition date of Greektown, the Company has not yet finalized its valuation analysis and is in the process of evaluating key assumptions that derive the fair value of the assets acquired and liabilities assumed. The following table reflects the preliminary allocation of the purchase price to the tangible and identifiable intangible assets acquired and liabilities assumed, with the excess recorded as goodwill:

(in thousands)	May 23, 2019
Cash and cash equivalents	$31,051
Receivables, prepaid expenses, and other current assets	15,622
Property and equipment	32,330
Goodwill (1)	61,714
Other intangible assets
Gaming license	166,400
Trademark	24,400
Customer relationships	3,300
Operating lease right-of-use assets	516,099
Finance lease right-of-use assets	4,168
Other assets	228
Total assets	$855,312

Accounts payable, accrued expenses, and other current liabilities	$14,830
Operating lease liabilities	516,059
Finance lease liabilities	4,168
Total liabilities	535,057
Net assets acquired	$320,255

(1)	The goodwill has been assigned to our Northeast segment. The entire $61.7 million goodwill amount is deductible for tax purposes.
The Company used the income, market, or cost approach (or a combination thereof) for the valuation, as appropriate, and used valuation inputs in these models and analyses that were based on market participant assumptions. Market participants are considered to be buyers and sellers unrelated to the Company in the principal or most advantageous market for the asset or liability. Property and equipment acquired consists of non-REIT assets (e.g., equipment for use in gaming operations and furniture and equipment). We determined that the land and buildings subject to the Greektown Lease, which was entered into at the time of the acquisition, represent operating lease ROU assets with a corresponding operating lease liability calculated based on the present value of the future lease payments at the acquisition date. Management determined the fair value of its office equipment, computer equipment and slot machine gaming devices based on the market approach and other property based on the cost approach, supported where available by observable market data, which includes consideration of obsolescence.
Acquired identifiable intangible assets consist of a gaming license and a trademark, which are both indefinite-lived intangible assets, and a customer relationship, which is an amortizing intangible asset with an assigned useful life of 2 years. Management valued (i) the gaming license using the Greenfield Method under the income approach, which estimates the fair value of the gaming license using a discounted cash flow model assuming the Company built a casino with similar utility to that of the existing facility and assumes a theoretical start-up company going into business without any assets other than the intangible asset being valued; (ii) the trademark using the relief-from-royalty method under the income approach; and (iii) customer relationships (rated player databases) using the with-and-without method of the income approach. All valuation methods are forms of the income approach supported by observable market data for peer casino operator companies.
The following table includes the financial results of Greektown since the acquisition date, which are included within our unaudited Condensed Consolidated Statement of Operations for the three and six months ended June 30, 2019:

(in thousands)	Period from May 23, 2019 through June 30, 2019
Revenues	$34,229
Net income	$932

Margaritaville Resort Casino
On January 1, 2019, the Company acquired the operations of Margaritaville Resort Casino (“Margaritaville”) for a net purchase price of $119.9 million, after working capital and other adjustments, pursuant to (i) an agreement and plan of merger (the “Margaritaville Merger Agreement”) among the Company, VICI, Bossier Casino Venture (HoldCo), Inc. (“Holdco”), and Silver Slipper Gaming, LLC, and (ii) a membership interest purchase agreement (the “MIPA”) among VICI and the Company.
Pursuant to the Margaritaville Merger Agreement, a subsidiary of VICI merged with and into Holdco with Holdco surviving the merger as a wholly-owned subsidiary of VICI (the “Merger”) and owner of the real estate assets relating to Margaritaville. Pursuant to the MIPA, immediately following the consummation of the Merger, HoldCo sold its interests in its sole direct subsidiary and owner of the Margaritaville operating assets, to the Company. In connection with the acquisition, the real estate assets used in the operations of Margaritaville were acquired by VICI for $261.1 million and the Company entered into the Margaritaville Lease which has an initial annual rent of $23.2 million and an initial term of 15 years, with four five-year renewal options. The acquisition of the operations was financed through incremental borrowings under the Company’s Revolving Credit Facility.
The Company has not yet finalized its valuation analysis of Margaritaville and is in the process of evaluating key assumptions that derive the fair value of the assets acquired and liabilities assumed. The following table reflects the preliminary allocation of the purchase price to the tangible and identifiable intangible assets acquired and liabilities assumed, with the excess recorded as goodwill:

(in thousands)	January 1, 2019
Cash and cash equivalents	$10,756
Receivables, prepaid expenses, and other current assets	7,058
Property and equipment	21,731
Goodwill (1)	39,457
Other intangible assets
Gaming license	48,100
Customer relationships	2,300
Operating lease right-of-use assets	196,212
Total assets	$325,614

Accounts payable, accrued expenses, and other current liabilities	$9,511
Operating lease liabilities	196,212
Total liabilities	205,723
Net assets acquired	$119,891

(1)	The goodwill has been assigned to our South segment. The entire $39.5 million goodwill amount is deductible for tax purposes.
The Company used the income, market, or cost approach (or a combination thereof) for the valuation, as appropriate, and used valuation inputs in these models and analyses that were based on market participant assumptions. Property and equipment acquired consists of non-REIT assets (e.g., equipment for use in gaming operations and furniture and equipment). We determined that the land and buildings subject to the Margaritaville Lease, which was entered into at the time of the acquisition, represent operating lease ROU assets with a corresponding operating lease liability calculated based on the present value of the future lease payments at the acquisition date. Management determined the fair value of its office equipment, computer equipment and slot machine gaming devices based on the market approach and other property based on the cost approach, supported where available by observable market data, which includes consideration of obsolescence.
Acquired identifiable intangible assets consist of a gaming license, which is an indefinite-lived intangible asset, and a customer relationship, which is an amortizing intangible asset with an assigned useful life of 2 years. Management valued (i) the gaming license using the Greenfield Method under the income approach and (ii) the customer relationships using the with-and-without method of the income approach. All valuation methods are forms of the income approach supported by observable market data for peer casino operator companies.

The following table includes the financial results of Margaritaville since the acquisition date, which are included within our unaudited Condensed Consolidated Statement of Operations for the three and six months ended June 30, 2019:

(in thousands)	For the three months ended June 30, 2019	For the six months ended June 30, 2019
Revenues	$39,586	$81,085
Net income	$3,271	$8,232

Pinnacle Acquisition
On October 15, 2018, the Company acquired all of the outstanding shares of Pinnacle, for a total purchase price of $2,816.2 million, which consisted of (i) a cash payment of $20.00 per share of Pinnacle common stock, totaling $1,252.2 million; (ii) issuance of Penn common stock in the amount of $749.7 million; and (iii) the retirement of $814.3 million of Pinnacle debt obligations (the “Pinnacle Acquisition”). In conjunction with the Pinnacle Acquisition, the Company divested the membership interests of certain Pinnacle subsidiaries, which operated the casinos known as Ameristar St. Charles, Ameristar Kansas City, Belterra Resort and Belterra Park, to Boyd Gaming Corporation (BYD:NYSE) (“Boyd”), and GLPI acquired the real estate assets associated with Plainridge Park Casino and concurrently leased back the real estate assets to the Company. Additionally, as a part of the transaction, the Pinnacle Master Lease was assumed and amended by the Company. For more information on the Pinnacle Master Lease and related amendment, see Note 4, “Leases.”
Due primarily to the scale and complexity of the Pinnacle Acquisition, the Company has not yet finalized its valuation analysis and is in the process of evaluating key assumptions that derive the fair value of the assets acquired and liabilities assumed, including the income tax balances. Therefore, the allocation of the purchase price is preliminary and subject to change. During the six months ended June 30, 2019, we made the following adjustments to the preliminary purchase price allocation:

(in thousands)	Estimated fair value as previously reported (1)	Measurement period adjustments	Estimated fair value as adjusted
Cash and restricted cash	$124,231	$—	$124,231
Assets held for sale	667,036	461	667,497
Other current assets	80,622	—	80,622
Property and equipment - non-Pinnacle Master Lease	318,856	—	318,856
Property and equipment - Pinnacle Master Lease (2)	3,984,119	(29,200)	3,954,919
Goodwill (3)	219,531	24,534	244,065
Other intangible assets
Gaming licenses	1,046,000	21,600	1,067,600
Trademarks	298,000	—	298,000
Customer relationships	22,400	—	22,400
Other long-term assets	38,767	—	38,767
Total assets	$6,799,562	$17,395	$6,816,957

Long-term financing obligation, including current portion (4)	$3,427,016	$5,517	$3,432,533
Other current liabilities	200,547	1,188	201,735
Deferred tax liabilities	339,149	10,690	349,839
Other long-term liabilities	16,635	—	16,635
Total liabilities	3,983,347	17,395	4,000,742
Net assets acquired	$2,816,215	$—	$2,816,215

(1)	Amounts were initially reported within the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on February 28, 2019.

(2)
Includes buildings, boats, vessels, barges, and implied land and land use rights. Land use rights represent the intangible value of the Company’s ability to utilize and access land associated with long term ground lease agreements that give the Company the exclusive rights to operate the casino gaming facilities associated with such agreements.

(3)	See Note 7, “Goodwill and Other Intangible Assets,” for details on the impact to each reportable segment.

(4)	Long-term financing obligation, including current portion represents the financing obligation associated with Pinnacle Master Lease, as amended.
Pro Forma Financial Information - Greektown, Margaritaville, and Pinnacle
The following table includes unaudited pro forma consolidated financial information assuming our acquisitions of Greektown and Margaritaville had occurred as of January 1, 2018 and Pinnacle had occurred as of January 1, 2017. The pro forma financial information does not represent the anticipated future results of the combined company. The pro forma amounts include the historical operating results of Penn, Greektown, Margaritaville, and Pinnacle, prior to the acquisition, with adjustments directly attributable to the acquisitions, inclusive of adjustments for acquisition costs. The below pro forma results do not include any adjustments related to synergies.

	For the three months ended June 30,		For the six months ended June 30,
(in thousands)	2019	2018	2019	2018
Revenues	$1,372,682	$1,446,724	$2,739,259	$2,848,996
Net income attributable to Penn	$57,296	$65,970	$111,199	$117,093

Note 6—Property and Equipment
Property and equipment, net, consisted of the following:

(in thousands)	June 30, 2019	December 31, 2018
Property and equipment - non-Master Leases
Land and improvements	$353,111	$343,987
Building, vessels and improvements	348,814	342,944
Furniture, fixtures and equipment	1,652,145	1,565,830
Leasehold improvements	157,555	152,943
Construction in progress	43,173	25,473
	2,554,798	2,431,177
Less: Accumulated depreciation	(1,484,226)	(1,400,198)
	1,070,572	1,030,979
Property and equipment - Master Leases
Land and improvements (1)	1,525,934	2,970,969
Building, vessels and improvements (2)	3,664,611	3,845,062
	5,190,545	6,816,031
Less: Accumulated depreciation	(1,045,340)	(978,242)
	4,145,205	5,837,789
Property and equipment, net	$5,215,777	$6,868,768

(1)
Upon adoption of ASC 842, approximately $1.4 billion of land was derecognized and replaced with operating lease ROU assets based on the present value of future lease payments. See Note 3, “New Accounting Pronouncements.”

(2)
Upon adoption of ASC 842, $180.4 million of building and improvements, gross, was derecognized and replaced with finance lease ROU assets based on the present value of future lease payments. See Note 3, “New Accounting Pronouncements.”

Depreciation expense was as follows:

	For the three months ended June 30,		For the six months ended June 30,
(in thousands)	2019	2018	2019	2018
Depreciation expense (1)	$97,668	$54,434	$193,898	$110,348

(1)	Of such amounts, $46.1 million, $22.9 million, $92.9 million, and $46.2 million, respectively, pertain to real estate assets subject to either of our Master Leases.
There was no interest capitalized during the three and six months ended June 30, 2019 and 2018.

Note 7—Goodwill and Other Intangible Assets
A reconciliation of goodwill and accumulated goodwill impairment losses, by reportable segment, is as follows:

(in thousands)	Northeast	South	West	Midwest	Other	Total
Balance as of December 31, 2018
Goodwill, gross	$848,424	$185,158	$210,423	$1,110,052	$156,116	$2,510,173
Accumulated goodwill impairment losses	(707,593)	(34,522)	(16,633)	(435,283)	(87,720)	(1,281,751)
Goodwill, net	140,831	150,636	193,790	674,769	68,396	1,228,422
Goodwill acquired during year	61,714	39,457	—	—	—	101,171
Other (1)	(800)	9,000	8,134	8,200	—	24,534
Balance as of June 30, 2019
Goodwill, gross	909,338	233,615	218,557	1,118,252	156,116	2,635,878
Accumulated goodwill impairment losses	(707,593)	(34,522)	(16,633)	(435,283)	(87,720)	(1,281,751)
Goodwill, net	$201,745	$199,093	$201,924	$682,969	$68,396	$1,354,127

(1)	Amounts relate to adjustments made to the preliminary purchase price allocation of Pinnacle during the six months ended June 30, 2019, as described in Note 5, “Acquisitions.”
The table below presents the gross carrying amount, accumulated amortization, and net carrying amount of each major class of other intangible assets:

	June 30, 2019			December 31, 2018
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Indefinite-lived intangible assets
Gaming licenses	$1,734,585	$—	$1,734,585	$1,498,309	$—	$1,498,309
Trademarks	322,400	—	322,400	298,000	—	298,000
Other	696	—	696	696	—	696
Amortizing intangible assets
Customer relationships	104,352	(60,070)	44,282	98,752	(51,544)	47,208
Other	61,896	(52,996)	8,900	61,918	(49,263)	12,655
Total other intangible assets	$2,223,929	$(113,066)	$2,110,863	$1,957,675	$(100,807)	$1,856,868
There were no impairment charges recorded on other intangible assets during the three or six months June 30, 2019 and 2018.
Amortization expense relating to our amortizing intangible assets was $6.4 million and $12.3 million, for the three and six months ended June 30, 2019, respectively, as compared to $4.1 million and $8.6 million, for the three and six months ended June 30, 2018, respectively. The following table presents the estimated amortization expense based on our amortizing intangible assets as of June 30, 2019 (in thousands):

Remaining 2019	$12,032
2020	19,629
2021	5,683
2022	3,800
2023	3,593
Thereafter	8,445
Total	$53,182

Note 8—Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following:

(in thousands)	June 30, 2019	December 31, 2018
Accrued salaries and wages	$117,815	$139,159
Accrued gaming, pari-mutuel, property, and other taxes	106,502	105,767
Accrued interest	13,081	15,793
Other accrued expenses (1)	229,587	204,656
Other current liabilities (2)	122,765	112,593
	$589,750	$577,968

(1)
Amounts include the obligation associated with our mychoice program and the current portion of advance payments on goods and services yet to be provided and for unpaid wagers, which are discussed in Note 2, “Significant Accounting Policies.”

(2)	Amounts include $72.0 million and $64.1 million, respectively, pertaining to the Company’s non-qualified deferred compensation plan that covers most management and other highly-compensated employees.

Note 9—Long-term Debt
Long-term debt, net of current maturities, was as follows:

(in thousands)	June 30, 2019	December 31, 2018
Senior Secured Credit Facilities:
Revolving Credit Facility due 2023	$280,000	$112,000
Term Loan A Facility due 2023	689,982	707,674
Term Loan B-1 Facility due 2025	1,123,106	1,128,750
5.625% Notes due 2027	400,000	400,000
Other long-term obligations	96,644	104,583
Capital leases (1)	—	381
	2,589,732	2,453,388
Less: Current maturities of long-term debt	(62,505)	(62,140)
Less: Debt discount	(2,568)	(2,748)
Less: Debt issuance costs	(35,046)	(38,412)
	$2,489,613	$2,350,088

(1)	Reclassified to finance lease liabilities upon the adoption of ASC 842.
Senior Secured Credit Facilities
On January 19, 2017, the Company entered into an agreement to amend and restate its previous credit agreement, dated October 30, 2013, as amended, (the “Credit Agreement”), which provided for: (i) a five-year $700 million revolving credit facility (the “Revolving Credit Facility”), (ii) a five-year $300 million term loan A facility (the “Term Loan A Facility”), and (iii) a seven-year $500 million term loan B facility (the “Term Loan B Facility”). As of June 30, 2019, the Company had conditional obligations under letters of credit issued pursuant to the Senior Secured Credit Facilities with face amounts aggregating $29.7 million.
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
Loss on Early Extinguishment of Debt
In connection with voluntary principal repayments on the Term Loan B Facility, the Company recorded losses on early extinguishment of debt of $2.6 million and $3.5 million during the three and six months ended June 30, 2018.
Covenants
Our Senior Secured Credit Facilities and 5.625% Notes require us, among other obligations, to maintain specified financial ratios and to satisfy certain financial tests. In addition, the Company’s Senior Secured Credit Facilities and 5.625% Notes restrict, among other things, our ability to incur additional indebtedness, incur guarantee obligations, amend debt instruments, pay dividends, create liens on assets, make investments, engage in mergers or consolidations, and otherwise restrict corporate activities. As of June 30, 2019, the Company was in compliance with all required financial covenants.
Other Long-Term Obligations
Ohio Relocation Fees
As of June 30, 2019 and December 31, 2018, other long-term obligations included $84.0 million and $91.3 million, respectively, related to the relocation fees for Dayton and Mahoning Valley, which opened in August 2014 and September 2014, respectively. The relocation fee for each facility is payable as follows: $7.5 million upon the opening of the facility and eighteen semi-annual payments of $4.8 million beginning one year after the commencement of operations. This obligation is accreted to interest expense at an effective yield of 5.0%. The amount included in interest expense related to this obligation was $1.1 million and $2.2 million for the three and six months ended June 30, 2019, respectively, as compared to $1.2 million and $2.5 million for the three and six months ended June 30, 2018, respectively.
Event Center
As of June 30, 2019 and December 31, 2018, other long-term obligations included $12.6 million and $13.2 million, respectively, related to the repayment obligation of a hotel and event center located near Hollywood Casino Lawrenceburg, which was constructed by The City of Lawrenceburg Department of Redevelopment. Effective in January 2015, by contractual agreement, in exchange for conveyance of the property, the Company is obligated to make annual payments of $1.0 million for 20 years, which began in January 2016. This obligation is accreted to interest expense at its effective yield of 3.0%.

Note 10—Investments in and Advances to Unconsolidated Affiliates
As of June 30, 2019, investment in and advances to unconsolidated affiliates primarily included the Company’s 50% investment in Kansas Entertainment, which is a joint venture with International Speedway, its 50% interest in Freehold Raceway, and its 50% joint venture with MAXXAM, Inc. (“MAXXAM”) that owns and operates racetracks in Texas.

Kansas Joint Venture
The Company has a 50% investment in Kansas Entertainment, which owns the Hollywood Casino at Kansas Speedway. As of June 30, 2019 and December 31, 2018, the Company’s investment balance was $88.6 million and $89.4 million, respectively.
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

The following table provides summary income statement information of Kansas Entertainment for the comparative periods that are included within the Company’s unaudited Condensed Consolidated Statements of Operations:

	For the three months ended June 30,		For the six months ended June 30,
(in thousands)	2019	2018	2019	2018
Revenues	$40,121	$40,206	$79,632	$79,491
Operating expenses	26,796	27,924	54,210	55,582
Operating income	13,325	12,282	25,422	23,909
Net income	$13,325	$12,282	$25,422	$23,909

Net income attributable to Penn	$6,662	$6,141	$12,711	$11,955

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

Note 11—Income Taxes
The Company calculates the provision for income taxes during interim reporting periods, by applying an estimate of the annual effective tax rate to its year-to-date pretax book income or loss. The tax effects of discrete items, including but not limited to, excess tax benefits associated with stock-based compensation, changes in judgment about valuation allowances and effects of changes in tax laws or rates, are reported in the interim period in which they occur. The effective tax rate (income taxes as a percentage of income before income taxes) including discrete items was 26.5% for both the three and six months ended June 30, 2019, as compared to 22.0% and 23.7% for the three and six months ended June 30, 2018, respectively. The Company’s effective income tax rate can vary from period to period depending on, among other factors, the geographic and business mix of our earnings, changes to our state valuation allowance and the level of our tax credits. Certain of these and other factors, including our history and projections of pretax earnings, are considered in assessing our ability to realize our net deferred tax assets.
During the measurement period following the Pinnacle Acquisition, which was completed on October 15, 2018, the Company will continue to refine its purchase accounting estimates. Any changes in the purchase accounting may affect the recorded net deferred tax assets and liabilities as well as our effective tax rate in a future period.
The adoption of ASC 842, which is described fully in Note 3, “New Accounting Pronouncements,” required us to adjust the deferred income taxes associated with our Master Leases through retained earnings as of January 1, 2019. Upon adoption, the Company recorded a reduction to our net deferred tax asset of $80.6 million, an increase to our net deferred tax liability of $223.2 million, and a decrease to retained earnings of $303.8 million.

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

Note 13—Stock-Based Compensation
Long Term Incentive Compensation Plans
The Company’s 2018 Long Term Incentive Compensation Plan (the “2018 Plan”) permits it to issue stock options (incentive and/or non-qualified), stock appreciation rights (“SARs”), restricted stock, phantom stock units (“PSUs”) and other equity and cash awards to employees. Non-employee directors are eligible to receive all such awards, other than incentive stock options. Prior to the 2018 Plan, the Company had the 2008 Long Term Incentive Compensation Plan (the “2008 Plan”), which expired in June 2018. Although awards can no longer be granted under the 2008 Plan, it remains in place until all of the awards previously granted thereunder have been paid, forfeited or expired. As of June 30, 2019, there were 9,421,571 shares available for future grants under the 2018 Plan.
Share Repurchase Program
On January 9, 2019, the Company announced a share repurchase program pursuant to which the Board of Directors authorized to repurchase up to $200 million of the Company’s common stock, which expires on December 31, 2020. During the six months ended June 30, 2019, the Company repurchased 1,271,823 shares of its common stock in open market transactions for $24.9 million at an average price of $19.55 per share. All repurchased shares were retired.
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
Stock Options
The Company granted 1,314,210 and 661,175 stock options during the six months ended June 30, 2019 and 2018, respectively.
Stock-based Compensation Expense
Stock-based compensation expense, which pertains to our stock options, restricted stock, and other equity awards, for the three and six months ended June 30, 2019 was $3.3 million and $6.7 million, respectively, as compared to $3.0 million and $5.9 million for the three and six months ended June 30, 2018, respectively, and is included within the unaudited Condensed Consolidated Statements of Operations under “General and administrative.”
Stock Appreciation Rights
The fair value of SARs is calculated each reporting period and estimated using the Black-Scholes option pricing model. The Company’s SARs, which vest over a period of four years, are accounted for as liability awards since they will be settled in cash. Accordingly, the Company has a liability, which is included in “Accrued expenses and other current liabilities” within the unaudited Condensed Consolidated Balance Sheets, associated with its SARs of $7.5 million and $6.8 million as of June 30, 2019 and December 31, 2018, respectively.
For SARs held by employees of the Company, there was $7.4 million of total unrecognized compensation cost as of June 30, 2019 that will be recognized over the awards remaining weighted average vesting period of 2.79 years. For the three and six months ended June 30, 2019, the Company recognized a reduction to compensation expense of $0.5 million and compensation expense of $2.5 million, respectively, as compared to compensation expense of $9.8 million and $5.8 million for the three and six months ended June 30, 2018, respectively, associated with these awards. Compensation expense associated with our SARs is recorded in “General and administrative” within the unaudited Condensed Consolidated Statements of Operations. The Company paid $1.8 million and $4.5 million during the six months ended June 30, 2019 and 2018, respectively, pertaining to its cash-settled SARs.
Phantom Stock Units
The Company’s PSUs, which vest over a period of three to four years, entitle employees and directors to receive cash based on the fair value of the Company’s common stock on the vesting date. The PSUs are accounted for as liability awards and are re-measured at fair value each reporting period until they become vested with compensation expense being recognized over the requisite service period. The Company has a liability, which is included in “Accrued expenses and other current liabilities” within the unaudited Condensed Consolidated Balance Sheets, associated with its PSUs of $0.8 million and $1.7 million as of June 30, 2019 and December 31, 2018, respectively.
For PSUs held by employees and directors of the Company, there was $3.8 million of total unrecognized compensation cost as of June 30, 2019 that will be recognized over the awards remaining weighted average vesting period of 2.04 years. For the three and six months ended June 30, 2019, the Company recognized $0.5 million and $1.6 million, respectively, of compensation expense associated with these awards, as compared to $1.4 million and $1.5 million, for the three and six months ended June 30, 2018, respectively. Compensation expense associated with our PSUs is recorded in “General and administrative” within the unaudited Condensed Consolidated Statements of Operations. The Company paid $2.5 million and $4.2 million during the six months ended June 30, 2019 and 2018, respectively, pertaining to its cash-settled PSUs.

Note 14—Earnings per Share
The following table reconciles the weighted-average common shares outstanding used in the calculation of basic earnings per share (“EPS”) to the weighted-average common shares outstanding used in the calculation of diluted EPS for the three and six months ended June 30, 2019 and 2018:

	For the three months ended June 30,		For the six months ended June 30,
(in thousands)	2019	2018	2019	2018
Determination of shares:
Weighted-average common shares outstanding	115,982	91,468	116,137	91,330
Assumed conversion of dilutive employee stock-based awards	1,598	3,319	1,832	3,299
Assumed conversion of restricted stock	96	208	192	205
Diluted weighted-average common shares outstanding	117,676	94,995	118,161	94,834

Options to purchase 1,955,220 and 1,947,967 shares and 660,958 and 653,673 shares were outstanding during the three and six months ended June 30, 2019 and 2018, respectively, but were not included in the computation of diluted EPS because they were antidilutive.
The following table presents the calculation of basic and diluted EPS for the Company’s common stock for the three and six months ended June 30, 2019 and 2018:

	For the three months ended June 30,		For the six months ended June 30,
(in thousands, except per share data)	2019	2018	2019	2018
Calculation of basic EPS:
Net income applicable to common stock	$51,547	$53,988	$92,539	$99,425
Weighted-average common shares outstanding	115,982	91,468	116,137	91,330
Basic EPS	$0.44	$0.59	$0.80	$1.09
Calculation of diluted EPS:
Net income applicable to common stock	$51,547	$53,988	$92,539	$99,425
Diluted weighted-average common shares outstanding	117,676	94,995	118,161	94,834
Diluted EPS	$0.44	$0.57	$0.78	$1.05

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
As of June 30, 2019 and December 31, 2018, PRP held $16.9 million in promissory notes issued by RDC and $7.5 million in local government corporation bonds issued by RDC, at amortized cost. The promissory notes and the local government corporation bonds are collateralized by the assets of Retama Park Racetrack. As of June 30, 2019, the promissory notes are included in “Other current assets” within our unaudited Condensed Consolidated Balance Sheet and the local government corporation bonds, which have long-term contractual maturities, are included in “Other assets” within our unaudited Condensed Consolidated Balance Sheet.
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
Long-term Debt
The fair value of the Company’s Term Loan A Facility, Term Loan B-1 Facility and 5.625% Notes is estimated based on quoted prices in active markets and is classified as a Level 1 measurement. The fair value of the Company’s Revolving Credit Facility approximates its carrying amount as it is revolving, variable rate debt, which we classify as a Level 2 measurement.
Other long-term obligations as of June 30, 2019 and December 31, 2018 included the relocation fees for Dayton and Mahoning Valley and the repayment obligation of a hotel and event center located near Hollywood Casino Lawrenceburg, which are discussed in Note 9, “Long-term Debt.” The fair values of these long-term obligations are estimated based on rates consistent with the Company’s credit rating for comparable terms and debt instruments and are classified as Level 2 measurements.
Other Liabilities
Other liabilities as of June 30, 2019 and December 31, 2018 principally consist of contingent consideration related to Plainridge Park Casino. The contingent consideration is calculated based on actual earnings of the gaming operations over the first 10 years of operations, which commenced on June 24, 2015. As of June 30, 2019 and December 31, 2018, we were contractually obligated to make seven additional annual payments. The fair value of this liability, which is included within our unaudited Condensed Consolidated Balance Sheets in “Accrued expenses and other current liabilities” or “Other noncurrent liabilities,” depending on the timing of the next payment, is estimated based on an income approach using a discounted cash flow model and has been classified as a Level 3 measurement.

The carrying amounts and estimated fair values by input level of the Company’s financial instruments were as follows:

	June 30, 2019
(in thousands)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$378,766	$378,766	$378,766	$—	$—
Held-to-maturity securities	$7,466	$7,763	$—	$7,763	$—
Promissory notes	$16,853	$17,267	$—	$17,267	$—
Financial liabilities:
Long-term debt
Senior Secured Credit Facilities	$2,056,100	$2,081,977	$2,081,977	$—	$—
5.625% Notes	$399,374	$399,500	$399,500	$—	$—
Other long-term obligations	$96,644	$89,405	$—	$89,405	$—
Other liabilities	$27,246	$27,239	$—	$2,807	$24,432

	December 31, 2018
(in thousands)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$479,598	$479,598	$479,598	$—	$—
Held-to-maturity securities	$7,466	$7,879	$—	$7,879	$—
Promissory notes	$16,853	$17,415	$—	$17,415	$—
Financial liabilities:
Long-term debt
Senior Secured Credit Facilities	$1,907,932	$1,886,333	$1,886,333	$—	$—
5.625% Notes	$399,332	$360,000	$360,000	$—	$—
Other long-term obligations	$104,583	$96,338	$—	$96,338	$—
Other liabilities	$21,863	$21,857	$—	$2,815	$19,042

The following table summarizes the changes in fair value of our Level 3 liabilities measured on a recurring basis:

Other Liabilities
(in thousands)	Contingent Purchase Price
Balance as of January 1, 2019	$19,042
Payments	(367)
Included in earnings (1)	5,757
Balance as of June 30, 2019	$24,432

(1)	The expense is included in “General and administrative” within our unaudited Condensed Consolidated Statements of Operations.
The following table summarizes the significant unobservable inputs used in calculating fair value for our Level 3 liabilities on a recurring basis as of June 30, 2019:

	Valuation Technique	Unobservable Input	Discount Rate
Contingent purchase price - Plainridge Park Casino	Discounted cash flow	Discount rate	7.14%

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

	For the three months ended June 30,		For the six months ended June 30,
(in thousands)	2019	2018	2019	2018
Revenues:
Northeast segment	$599,086	$465,285	$1,149,664	$924,004
South segment	282,188	62,618	574,130	125,948
West segment	164,250	100,751	322,904	198,717
Midwest segment	268,160	188,162	539,422	373,696
Other (1)	9,410	10,097	19,545	20,633
Revenues	$1,323,094	$826,913	$2,605,665	$1,642,998

Adjusted EBITDAR (2):
Northeast segment	$186,190	$148,394	$350,944	$293,371
South segment	92,761	20,545	190,605	41,663
West segment	50,460	26,103	100,383	50,034
Midwest segment	97,793	67,543	197,012	135,728
Other (1)	(20,747)	(15,479)	(41,050)	(31,144)
Adjusted EBITDAR (2)	406,457	247,106	797,894	489,652

Other operating benefits (costs) and other income (expenses):
Rent expense associated with triple net operating leases (3)	(90,025)	—	(174,755)	—
Stock-based compensation	(3,247)	(3,003)	(6,664)	(5,932)
Cash-settled stock-based awards variance	3,436	(7,800)	2,964	(338)
Gain (loss) on disposal of assets	(371)	52	(893)	(3)
Contingent purchase price	(1,040)	(202)	(5,757)	(1,337)
Pre-opening and acquisition costs	(3,700)	(5,879)	(8,080)	(11,972)
Depreciation and amortization	(106,020)	(58,559)	(210,073)	(118,949)
Recoveries on loan loss and unfunded loan commitments, net of impairment losses	—	16,985	—	16,367
Insurance recoveries, net of deductible charges	—	68	—	68
Non-operating items for Kansas JV	(855)	(1,279)	(1,928)	(2,572)
Interest expense	(135,039)	(115,873)	(267,626)	(231,613)
Interest income	257	241	576	490
Loss on early extinguishment of debt	—	(2,579)	—	(3,461)
Other	43	(48)	43	(44)
Income before income taxes	69,896	69,230	125,701	130,356
Income tax expense	(18,539)	(15,242)	(33,357)	(30,931)
Net income	$51,357	$53,988	$92,344	$99,425

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

(2)
We define Adjusted EBITDAR as earnings before interest income and expense, income taxes, depreciation and amortization, rent expense associated with triple net operating leases (see footnote (3) below), stock-based compensation, debt extinguishment and financing charges, impairment charges, insurance recoveries and deductible charges, changes in the estimated fair value of our contingent purchase price obligations, gain or loss on disposal of assets, the difference between budget and actual expense for cash-settled stock-based awards, pre-opening and acquisition costs, and other income or expenses. Adjusted EBITDAR is also inclusive of income or loss from unconsolidated affiliates, with our share of non-operating items (such as depreciation and amortization) added back for our joint venture in Kansas Entertainment. Adjusted EBITDAR excludes payments associated with our Master Leases, the Meadows Lease, the Margaritaville Lease, and the Greektown Lease, as such amounts are included as either interest expense or rent expense.

(3)	The Company’s triple net operating leases include certain components of the Master Leases (primarily land), the Meadows Lease, the Margaritaville Lease, and the Greektown Lease.

	For the three months ended June 30,		For the six months ended June 30,
(in thousands)	2019	2018	2019	2018
Capital expenditures:
Northeast segment	$31,781	$8,489	$44,466	$12,701
South segment	7,698	2,814	16,570	3,496
West segment	7,065	2,510	14,092	5,240
Midwest segment	9,344	5,144	16,383	8,151
Other	1,476	2,188	3,519	3,370
Total capital expenditures	$57,364	$21,145	$95,030	$32,958

(in thousands)	Northeast	South	West	Midwest	Other	Total
As of June 30, 2019
Investment in and advances to unconsolidated affiliates	$143	$—	$—	$88,561	$38,515	$127,219
Total assets (1)	$2,315,457	$1,443,203	$750,615	$1,482,103	$8,217,847	$14,209,225

As of December 31, 2018
Investment in and advances to unconsolidated affiliates	$105	$—	$—	$89,350	$39,033	$128,488
Total assets (2)	$1,330,256	$1,082,304	$755,665	$1,411,468	$6,381,319	$10,961,012

(1)
As of June 30, 2019, total assets of the Other category includes the real estate assets subject to the Master Leases, which are either classified as property and equipment, operating lease ROU assets, or finance lease ROU assets, depending on whether the underlying component of the Master Leases was determined to be an operating lease, a finance lease, or continue to be financing obligations, upon adoption of ASC 842.

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

EXECUTIVE OVERVIEW
Our Business
Penn National Gaming, Inc., together with its subsidiaries, is a leading, diversified, multi-jurisdictional owner and manager of gaming and racing facilities and video gaming terminal (“VGT”) operations with a focus on slot machine entertainment. In the second half of 2018, we launched live sports wagering at our facilities in Mississippi, Pennsylvania and West Virginia. In addition, the Company operates an interactive gaming division through its subsidiary, Penn Interactive Ventures, LLC (“PIV”). Our MYCHOICE® customer loyalty program provides its members with various benefits, including earning reward points redeemable for complimentary goods and/or services at our facilities and credit toward tier status based on gaming activity. References herein to “Penn,” the “Company,” “we,” “our,” or “us” refer to Penn National Gaming, Inc. and its subsidiaries, except where stated or the context otherwise indicates.
As of June 30, 2019, we owned, managed, or had ownership interests in 41 facilities in 19 jurisdictions. The majority of the gaming facilities used in the Company’s operations are subject to triple net master leases; the most significant of which are the Penn Master Lease and the Pinnacle Master Lease (as such terms are defined in the “Liquidity and Capital Resources” section below and collectively referred to as the “Master Leases”), with Gaming and Leisure Properties, Inc. (GLPI:NASDAQ)(“GLPI”), a real estate investment trust (“REIT”), as the landlord under the Master Leases.
In October 2018, the Company completed the acquisition of Pinnacle Entertainment, Inc. (“Pinnacle”), a leading regional gaming operator (the “Pinnacle Acquisition”), for $2,816.2 million (including the repayment of $814.3 million in debt obligations). In conjunction with the Pinnacle Acquisition, the Company divested the membership interests of certain Pinnacle subsidiaries which operated the casinos known as Ameristar St. Charles, Ameristar Kansas City, Belterra Resort and Belterra Park (referred to collectively as the “Divested Properties”), to Boyd Gaming Corporation (BYD:NYSE) (“Boyd”). Additionally, as a part of the transaction, GLPI acquired the real estate associated with Plainridge Park Casino and concurrently leased back the real estate assets to the Company (the “Plainridge Park Casino Sale-Leaseback”). In connection with the sale of the Divested Properties to Boyd as well as the Plainridge Park Casino Sale-Leaseback, the Pinnacle Master Lease, which was assumed by the Company concurrent with the closing of the Pinnacle Acquisition, was amended. The Pinnacle Acquisition added twelve gaming properties to our holdings and has provided us with greater operational scale and geographic diversity.
In May 2019, we acquired Greektown Casino-Hotel (“Greektown”) in Detroit, Michigan, subject to a triple net lease with VICI Properties Inc. (VICI:NYSE) (“VICI”) (the “Greektown Lease”) and, in January 2019, we acquired Margaritaville Casino Resort (“Margaritaville”) in Bossier City, Louisiana, subject to a triple net lease with VICI (the “Margaritaville Lease”). Further, we have planned two development projects in Pennsylvania: Hollywood Casino York and Hollywood Casino Morgantown, which are both Category 4 satellite gaming facilities. We are in the process of obtaining all necessary local and regulatory approvals for our Hollywood Casino York project and have recently obtained all necessary approvals for our Hollywood Casino Morgantown project.
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
The following are the most important factors and trends that contribute to the operating performance of the Company:

•
Given that most of our properties operate in mature, competitive markets, we expect that a significant portion of our future growth will be generated through acquisitions of gaming properties, jurisdictional expansions, expansions of gaming in existing jurisdictions, expansions or improvements of our existing properties, and new growth opportunities. For example, the Pinnacle Acquisition; the acquisitions of Margaritaville and Greektown; our two Category 4 development projects; and our efforts to pursue opportunities within other distribution channels, such as retail gaming, live sports wagering, social gaming, and real money iGaming.

•
A number of states are currently considering or implementing legislation to legalize or expand gaming, which presents both potential opportunities to establish new properties as well as additional competition to our existing properties. For instance, there have been potential discussions around the legalization and implementation of sports betting and real money iGaming on a state-by-state basis.

•	The successful integration of Pinnacle, Margaritaville, and Greektown, into our operations, including the realization of our anticipated revenue and cost synergies resulting from such acquisitions.

•
The actions of governmental bodies may affect our operations in a variety of ways. For example, the continued pressure on governments to balance their budgets could intensify the efforts of state and local governments to raise revenues through increases in gaming taxes and/or property taxes, or through further expansion of gaming (as recently occurred in Pennsylvania and Illinois). In addition, governmental bodies may restrict, prevent or negatively impact operations in the jurisdictions in which we operate (i.e., the implementation of smoking restrictions).

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

	Location	Real Estate Assets Lease or Ownership Structure
Northeast segment
Ameristar East Chicago	East Chicago, Indiana	Pinnacle Master Lease
Greektown Casino-Hotel (1)	Detroit, Michigan	Greektown Lease
Hollywood Casino Bangor	Bangor, Maine	Penn Master Lease
Hollywood Casino at Charles Town Races	Charles Town, West Virginia	Penn Master Lease
Hollywood Casino Columbus	Columbus, Ohio	Penn Master Lease
Hollywood Casino Lawrenceburg	Lawrenceburg, Indiana	Penn Master Lease
Hollywood Casino at Penn National Race Course	Grantville, Pennsylvania	Penn Master Lease
Hollywood Casino Toledo	Toledo, Ohio	Penn Master Lease
Hollywood Gaming at Dayton Raceway	Dayton, Ohio	Penn Master Lease
Hollywood Gaming at Mahoning Valley Race Course	Youngstown, Ohio	Penn Master Lease
Meadows Racetrack and Casino	Washington, Pennsylvania	Meadows Lease
Plainridge Park Casino	Plainville, Massachusetts	Pinnacle Master Lease

South segment (2)
1st Jackpot Casino	Tunica, Mississippi	Penn Master Lease
Ameristar Vicksburg	Vicksburg, Mississippi	Pinnacle Master Lease
Boomtown Biloxi	Biloxi, Mississippi	Penn Master Lease
Boomtown Bossier City	Bossier City, Louisiana	Pinnacle Master Lease
Boomtown New Orleans	New Orleans, Louisiana	Pinnacle Master Lease
Hollywood Casino Gulf Coast	Bay St. Louis, Mississippi	Penn Master Lease
Hollywood Casino Tunica	Tunica, Mississippi	Penn Master Lease
L’Auberge Baton Rouge	Baton Rouge, Louisiana	Pinnacle Master Lease
L’Auberge Lake Charles	Lake Charles, Louisiana	Pinnacle Master Lease
Margaritaville Resort Casino (3)	Bossier City, Louisiana	Margaritaville Lease

West segment
Ameristar Black Hawk	Black Hawk, Colorado	Pinnacle Master Lease
Cactus Petes and Horseshu (the “Jackpot Properties”)	Jackpot, Nevada	Pinnacle Master Lease
M Resort	Henderson, Nevada	Penn Master Lease
Tropicana Las Vegas	Las Vegas, Nevada	Owned
Zia Park Casino	Hobbs, New Mexico	Penn Master Lease

Midwest segment
Ameristar Council Bluffs	Council Bluffs, Iowa	Pinnacle Master Lease
Argosy Casino Alton (4)	Alton, Illinois	Penn Master Lease
Argosy Casino Riverside	Riverside, Missouri	Penn Master Lease
Hollywood Casino Aurora	Aurora, Illinois	Penn Master Lease
Hollywood Casino Joliet	Joliet, Illinois	Penn Master Lease
Hollywood Casino at Kansas Speedway (5)	Kansas City, Kansas	Owned - JV
Hollywood Casino St. Louis	Maryland Heights, Missouri	Penn Master Lease
Prairie State Gaming (6)	Illinois	N/A
River City Casino	St. Louis, Missouri	Pinnacle Master Lease

(1)	Acquired on May 23, 2019

(2)	Resorts Casino Tunica closed on June 30, 2019, but remains subject to the Penn Master Lease.

(3)	Acquired on January 1, 2019

(4)	The riverboat is owned by us and not subject to the Penn Master Lease.

(5)
Pursuant to a joint venture with International Speedway Corporation and includes the Company’s 50% investment in Kansas Entertainment, LLC (“Kansas Entertainment”), which owns the Hollywood Casino at Kansas Speedway.

(6)	VGT route operations

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
The Company considers net income to be the most directly comparable financial measure calculated in accordance with generally accepted accounting principles in the United States (“GAAP”) to Adjusted EBITDAR and Adjusted EBITDA, after Lease Payments, which are non-GAAP financial measures. Refer to the “Non-GAAP Financial Measures” section below for the definitions of Adjusted EBITDAR; Adjusted EBITDA, after Lease Payments; Lease Payments, and Adjusted EBITDAR margin; as well as a reconciliation of Net income to Adjusted EBITDAR and Adjusted EBITDA, after Lease Payments.

	For the three months ended June 30,		For the six months ended June 30,
(dollars in millions)	2019	2018	2019	2018
Revenues:
Northeast segment (1)	$599.1	$465.3	$1,149.7	$924.0
South segment (1)	282.2	62.6	574.1	126.0
West segment (1)	164.2	100.7	322.9	198.7
Midwest segment (1)	268.2	188.2	539.5	373.7
Other (2)	9.4	10.1	19.5	20.6
Revenues	$1,323.1	$826.9	$2,605.7	$1,643.0

Operating income (loss):
Northeast segment (1)	$156.4	$132.0	$298.6	$259.4
South segment (1)	72.3	17.8	150.4	36.0
West segment (1)	42.2	37.5	84.0	55.2
Midwest segment (1)	78.9	53.4	159.9	107.2
Other (2)	(151.4)	(58.9)	(312.1)	(103.9)
Operating income	$198.4	$181.8	$380.8	$353.9

Net income	$51.4	$54.0	$92.3	$99.4

Adjusted EBITDAR:
Northeast segment (1)	$186.2	$148.4	$351.0	$293.4
South segment (1)	92.8	20.6	190.6	41.7
West segment (1)	50.5	26.1	100.4	50.0
Midwest segment (1)	97.8	67.5	197.0	135.7
Other (2)	(20.8)	(15.5)	(41.1)	(31.1)
Adjusted EBITDAR	406.5	247.1	797.9	489.7
Less: Lease Payments	(214.9)	(115.9)	(422.8)	(231.8)
Adjusted EBITDA, after Lease Payments	$191.6	$131.2	$375.1	$257.9

Operating income margin	15.0%	22.0%	14.6%	21.5%
Net income margin	3.9%	6.5%	3.5%	6.0%
Adjusted EBITDAR margin	30.7%	29.9%	30.6%	29.8%

(1)	See “Executive Overview” section for listing of properties included in each reportable segment.

(2)
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
Consolidated comparison of the three and six months ended June 30, 2019 and 2018
Revenues
The following table presents our consolidated revenues at a disaggregated level:

	For the three months ended June 30,		Change		For the six months ended June 30,		Change
(dollars in millions)	2019	2018	$	%	2019	2018	$	%
Revenues
Gaming	$1,062.1	$665.1	$397.0	59.7%	$2,096.7	$1,319.6	$777.1	58.9%
Food, beverage, hotel and other	261.0	133.6	127.4	95.4%	509.0	264.6	244.4	92.4%
Management service and license fees	—	3.0	(3.0)	(100.0)%	—	5.4	(5.4)	(100.0)%
Reimbursable management costs	—	25.2	(25.2)	(100.0)%	—	53.4	(53.4)	(100.0)%
Total revenues	$1,323.1	$826.9	$496.2	60.0%	$2,605.7	$1,643.0	$962.7	58.6%
Consolidated revenues increased principally as a result of the acquisitions of Pinnacle on October 15, 2018, Margaritaville on January 1, 2019, and Greektown on May 23, 2019, which contributed a combined $532.6 million and $1,037.4 million to the three and six months ended June 30, 2019, respectively; of which, $415.4 million and $813.1 million, respectively, was gaming revenues and $117.2 million and $224.3 million, respectively, was food, beverage, hotel and other revenues. The increases generated from our acquired properties were principally offset by adverse weather as well as flooding, which negatively impacted visitation at our other properties, specifically those in our Midwest segment where total revenues decreased by $10.2 million and $16.8 million, for the three and six months ended June 30, 2019, respectively. See the “Segment comparison of the three and six months ended June 30, 2019 and 2018” section below for more detailed explanations of the fluctuations in revenues.
Operating expenses
The following table presents our consolidated operating expenses:

	For the three months ended June 30,		Change		For the six months ended June 30,		Change
(dollars in millions)	2019	2018	$	%	2019	2018	$	%
Operating expenses
Gaming	$564.1	$350.7	$213.4	60.8%	$1,111.6	$691.2	$420.4	60.8%
Food, beverage, hotel and other	167.6	95.1	72.5	76.2%	329.3	188.1	141.2	75.1%
General and administrative	287.0	132.5	154.5	116.6%	573.9	253.8	320.1	126.1%
Reimbursable management costs	—	25.2	(25.2)	(100.0)%	—	53.4	(53.4)	(100.0)%
Depreciation and amortization	106.0	58.6	47.4	80.9%	210.1	119.0	91.1	76.6%
Recoveries on loan loss and unfunded loan commitments, net of impairment losses	—	(17.0)	17.0	(100.0)%	—	(16.4)	16.4	(100.0)%
Total operating expenses	$1,124.7	$645.1	$479.6	74.3%	$2,224.9	$1,289.1	$935.8	72.6%
Gaming expenses consist primarily of salaries and wages associated with our gaming operations and gaming taxes. Food, beverage, hotel and other expenses consist principally of salaries and wages and costs of goods sold associated with our food, beverage, hotel, racing, and other operations. Gaming, food, beverage, hotel and other expenses for the three and six months ended June 30, 2019 increased year over year primarily as a result of the acquisitions of Pinnacle, Margaritaville, and Greektown, which increased gaming expenses by a combined $217.1 million and $421.3 million, respectively, and food, beverage, hotel and other expenses by a combined $73.5 million and $142.8 million, respectively.

General and administrative expenses include items such as compliance, facility maintenance, utilities, property and liability insurance, surveillance and security, and certain housekeeping services, as well as all expenses for administrative departments such as accounting, purchasing, human resources, legal, and internal audit. General and administrative expenses also include lobbying expenses, gains and losses on disposal of assets, changes in the fair value of our contingent purchase price obligations, expense associated with cash-settled stock awards (including changes in fair value thereto) and rent expense associated with the operating lease components of our Master Leases (primarily land), the Meadows Lease (as defined in the “Liquidity and Capital Resources” section below), the Margaritaville Lease, and the Greektown Lease (referred to collectively as our “triple net operating leases”).
General and administrative expenses for the three and six months ended June 30, 2019 increased year over year primarily as a result of the rent expense associated with our triple net operating leases of $90.0 million and $174.7 million, respectively, as well as $61.4 million and $122.9 million, respectively, of general and administrative expenses associated with the acquired Pinnacle properties. These increases were partially offset by decreases of $11.2 million and $3.3 million in the expense recognized on the Company’s cash-settled stock awards for the three and six months ended June 30, 2019, respectively, as compared to the prior year periods, primarily as a result of decreases in the Company’s stock price during the three and six months ended June 30, 2019 compared to increases in stock price during the prior year periods.
Reimbursable management costs relate to operating costs related to Casino Rama, which is located in Ontario, Canada, and Hollywood Casino-Jamul San Diego, which is located on the Jamul Tribe’s trust land in San Diego, California. The decreases for the three and six months ended June 30, 2019, as compared to the prior year, are due to the fact that our management contract with Hollywood Casino-Jamul San Diego terminated in the second quarter of 2018 and our management contract with Casino Rama terminated in the third quarter of 2018.
Depreciation and amortization for the three and six months ended June 30, 2019 increased year over year primarily due to the Pinnacle Acquisition, which contributed $47.4 million and $94.5 million, respectively, of depreciation and amortization, offset by decreases at several of our properties due to assets becoming fully depreciated and decreases in amortization expense at PIV of $1.3 million and $2.5 million, respectively. In addition, the three and six months ended June 30, 2019 included $1.9 million and $3.9 million, respectively, of amortization on finance lease right-of-use assets.
Other income (expenses)
The following table presents our consolidated other income (expenses):

	For the three months ended June 30,		Change		For the six months ended June 30,		Change
(dollars in millions)	2019	2018	$	%	2019	2018	$	%
Other income (expenses)
Interest expense	$(135.0)	$(115.9)	$(19.1)	16.5%	$(267.6)	$(231.6)	$(36.0)	15.5%
Interest income	$0.3	$0.2	$0.1	50.0%	$0.6	$0.4	$0.2	50.0%
Income from unconsolidated affiliates	$6.2	$5.7	$0.5	8.8%	$11.9	$11.1	$0.8	7.2%
Loss on early extinguishment of debt	$—	$(2.6)	$2.6	(100.0)%	$—	$(3.5)	$3.5	(100.0)%
Income tax expense	$(18.5)	$(15.2)	$(3.3)	21.7%	$(33.4)	$(30.9)	$(2.5)	8.1%
Interest expense increased primarily due to the Pinnacle Master Lease, which contributed $47.3 million and $94.6 million, respectively, to the three and six months ended June 30, 2019, and increases of $16.7 million and $30.8 million, respectively, associated with our long-term debt, which is the result of additional borrowings outstanding, principally to finance the Pinnacle Acquisition. Offsetting these increases were decreases of $64.5 million and $109.5 million in interest expense for the three and six months ended June 30, 2019, respectively, associated with the Penn Master Lease due to the January 1, 2019 adoption of Accounting Standards Codification Topic 842, “Leases” (“ASC 842”), which resulted in certain components (primarily land) of the Penn Master Lease to be classified as operating leases (recorded to rent expense) rather than financing obligations (recorded to interest expense) in the prior year periods.
Income from unconsolidated affiliates relates principally to our joint venture in Kansas Entertainment. The increase for the three and six months ended June 30, 2019 as compared to the prior year was attributable to improved operating results of Hollywood Casino at Kansas Speedway.
Loss on early extinguishment of debt for the three and six months ended June 30, 2018 relates to the write-offs of previously unamortized debt issuance costs in connection with principal prepayments on our Term Loan B Facility (as defined in the “Liquidity and Capital Resources” section below), which was repaid in full during the fourth quarter of 2018. There were no prepayments of our long-term debt during the three or six months ended June 30, 2019.
Income tax expense was $18.5 million and $33.4 million, for the three and six months ended June 30, 2019, respectively, as compared to $15.2 million and $30.9 million, for the three and six months ended June 30, 2018, respectively. Our effective tax rate (income taxes as a percentage of income from operations before income taxes) including discrete items was 26.5% for both the three and six months ended June 30, 2019, as compared to 22.0% and 23.7% for the three and six months ended June 30, 2018, respectively, primarily due to prior year discrete benefits that reduced the rate in 2018. The Company’s effective income tax rate can vary from period to period depending on, among other factors, the geographic and business mix of our earnings, changes to our state valuation allowance and the level of our tax credits. Certain of these and other factors, including our history and projections of pretax earnings, are considered in assessing our ability to realize our net deferred tax assets.
Segment comparison of the three and six months ended June 30, 2019 and 2018
Northeast Segment

	For the three months ended June 30,		Change		For the six months ended June 30,		Change
(dollars in millions)	2019	2018	$	% / bps	2019	2018	$	% / bps
Revenues:
Gaming	$528.9	$398.7	$130.2	32.7%	$1,016.7	$791.0	$225.7	28.5%
Food, beverage, hotel and other	70.2	42.5	27.7	65.2%	133.0	84.7	48.3	57.0%
Management service and licensing fees	—	3.0	(3.0)	(100.0)%	—	5.4	(5.4)	(100.0)%
Reimbursable management costs	—	21.1	(21.1)	(100.0)%	—	42.9	(42.9)	(100.0)%
Total revenues	$599.1	$465.3	$133.8	28.8%	$1,149.7	$924.0	$225.7	24.4%

Operating income	$156.4	$132.0	$24.4	18.5%	$298.6	$259.4	$39.2	15.1%
Adjusted EBITDAR	$186.2	$148.4	$37.8	25.5%	$351.0	$293.4	$57.6	19.6%
Operating income margin	26.1%	28.4%		(230) bps	26.0%	28.1%		(210) bps
Adjusted EBITDAR margin	31.1%	31.9%		(80) bps	30.5%	31.8%		(130) bps
The Northeast segment’s total revenues, operating income, and Adjusted EBITDAR benefited from the acquisitions of Pinnacle in October 2018 and Greektown in May 2019, which contributed a combined $154.4 million of total revenues, $20.6 million of operating income, and $36.8 million of Adjusted EBITDAR, for the three months ended June 30, 2019; and a combined $274.1 million of total revenues, $39.8 million of operating income, and $64.3 million of Adjusted EBITDAR, for the six months ended June 30, 2019. Northeast segment operating results also benefited from strong year-over-year performances at Hollywood Gaming at Mahoning Valley and Hollywood Gaming at Dayton Raceway, which both individually grew Adjusted EBITDAR margin and, collectively, increased total revenues by $5.8 million and Adjusted EBITDAR by $3.0 million for the three months ended June 30, 2019 and $9.2 million and $4.8 million, respectively, for the six months ended June 30, 2019. The operating results of Plainridge Park Casino were negatively impacted by the opening of a new competitor in late June 2019, which we expect to continue to impact our operating results in the future. Contraction in Northeast segment Adjusted EBITDAR margins was primarily due to the addition of Meadows Racetrack and Casino, where gaming taxes are unfavorable as compared to the majority of other jurisdictions included in this segment.
Management services and licensing fees and reimbursable management costs decreased for the three and six months ended June 30, 2019, as compared to the prior year periods, due to the termination of the Company’s Casino Rama management services agreement in July 2018.

South Segment

	For the three months ended June 30,		Change		For the six months ended June 30,		Change
(dollars in millions)	2019	2018	$	% / bps	2019	2018	$	% / bps
Revenues:
Gaming	$206.8	$49.2	$157.6	320.3%	$426.9	$100.2	$326.7	326.0%
Food, beverage, hotel and other	75.4	13.4	62.0	462.7%	147.2	25.8	121.4	470.5%
Total revenues	$282.2	$62.6	$219.6	350.8%	$574.1	$126.0	$448.1	355.6%

Operating income	$72.3	$17.8	$54.5	306.2%	$150.4	$36.0	$114.4	317.8%
Adjusted EBITDAR	$92.8	$20.6	$72.2	350.5%	$190.6	$41.7	$148.9	357.1%
Operating income margin	25.6%	28.4%		(280) bps	26.2%	28.6%		(240) bps
Adjusted EBITDAR margin	32.9%	32.9%		0 bps	33.2%	33.1%		10 bps
The South segment’s total revenues, operating income, and Adjusted EBITDAR benefited from the acquisitions of Pinnacle in October 2018 and Margaritaville in January 2019, which contributed a combined $221.8 million of total revenues, $55.1 million of operating income, and $73.5 million of Adjusted EBITDAR, for the three months ended June 30, 2019; and a combined $450.9 million of total revenues, $115.3 million of operating income, and $151.2 million of Adjusted EBITDAR, for the six months ended June 30, 2019. The operating results of the South segment were negatively impacted by the performance of Resorts Casino Tunica, which the Company closed on June 30, 2019. Based on recent historical operating results of Resorts Casino Tunica, we expect that the closure of this property will benefit the South segment’s operating income, Adjusted EBITDAR, and Adjusted EBITDAR margin in the future.
West Segment

	For the three months ended June 30,		Change		For the six months ended June 30,		Change
(dollars in millions)	2019	2018	$	% / bps	2019	2018	$	% / bps
Revenues:
Gaming	$96.5	$50.5	$46.0	91.1%	$189.3	$97.1	$92.2	95.0%
Food, beverage, hotel and other	67.7	46.1	21.6	46.9%	133.6	91.1	42.5	46.7%
Reimbursable management costs	—	4.1	(4.1)	(100.0)%	—	10.5	(10.5)	(100.0)%
Total revenues	$164.2	$100.7	$63.5	63.1%	$322.9	$198.7	$124.2	62.5%

Operating income	$42.2	$37.5	$4.7	12.5%	$84.0	$55.2	$28.8	52.2%
Adjusted EBITDAR	$50.5	$26.1	$24.4	93.5%	$100.4	$50.0	$50.4	100.8%
Operating income margin	25.7%	37.2%		(1150) bps	26.0%	27.8%		(180) bps
Adjusted EBITDAR margin	30.8%	25.9%		490 bps	31.1%	25.2%		590 bps
The West segment’s total revenues, operating income, and Adjusted EBITDAR benefited from the acquisition of Pinnacle in October 2018, which contributed a combined $66.0 million of total revenues, $23.5 million of operating income, and $26.4 million of Adjusted EBITDAR for the three months ended June 30, 2019; and a combined $129.6 million of total revenues, $45.5 million of operating income, and $51.3 million of Adjusted EBITDAR for the six months ended June 30, 2019. The West segment operating results also benefited from strong year-over-year performance of Zia Park Casino, which experienced gaming volume growth while achieving operational efficiencies. Adjusted EBITDAR margins of the West segment grew significantly, primarily as a result of the additions of Ameristar Black Hawk and the Jackpot Properties.
Reimbursable management costs decreased for the three and six months ended June 30, 2019, as compared to the prior year periods, due to the termination of the Company’s management services agreement in May 2018 to manage Hollywood Casino-Jamul San Diego.

Midwest Segment

	For the three months ended June 30,		Change		For the six months ended June 30,		Change
(dollars in millions)	2019	2018	$	% / bps	2019	2018	$	% / bps
Revenues:
Gaming	$229.9	$166.7	$63.2	37.9%	$463.7	$331.3	$132.4	40.0%
Food, beverage, hotel and other	38.3	21.5	16.8	78.1%	75.8	42.4	33.4	78.8%
Total revenues	$268.2	$188.2	$80.0	42.5%	$539.5	$373.7	$165.8	44.4%

Operating income	$78.9	$53.4	$25.5	47.8%	$159.9	$107.2	$52.7	49.2%
Adjusted EBITDAR	$97.8	$67.5	$30.3	44.9%	$197.0	$135.7	$61.3	45.2%
Operating income margin	29.4%	28.4%		100 bps	29.6%	28.7%		90 bps
Adjusted EBITDAR margin	36.5%	35.9%		60 bps	36.5%	36.3%		20 bps
The Midwest segment’s total revenues, operating income, and Adjusted EBITDAR benefited from the acquisition of Pinnacle in October 2018, which contributed a combined $90.2 million of total revenues, $28.9 million of operating income, and $33.4 million of Adjusted EBITDAR for the three months ended June 30, 2019; and a combined $182.6 million of total revenues, $59.4 million of operating income, and $68.2 million of Adjusted EBITDAR for the six months ended June 30, 2019. Adverse winter weather during the first quarter of 2019 and flooding during the second quarter of 2019 negatively impacted visitation at several of our properties within the Midwest segment, which resulted in year-over-year declines in total revenues, operating income, and Adjusted EBITDAR at our existing properties. Specifically, Argosy Casino Alton experienced severe flooding, which resulted in the property being closed the majority of June 2019. Despite challenges presented by the adverse weather and flooding, a focus on cost containment, operational efficiencies, and the additions of Ameristar Council Bluffs and River City Casino, resulted in increases in operating income margin and Adjusted EBITDAR margin for the three and six months ended June 30, 2019.
Other
Total revenues and Adjusted EBITDAR of the Other category were $9.4 million and $(20.8) million, respectively, for the three months ended June 30, 2019, representing decreases year-over-year of $0.7 million and $5.3 million, respectively, and were $19.5 million and $(41.1) million, respectively, for the six months ended June 30, 2019, representing year-over-year decreases of $1.1 million and $10.0 million, principally as a result of PIV operating results and an increase in corporate overhead costs, largely attributable to payroll and other general and administrative costs associated with the Pinnacle Acquisition.
Non-GAAP Financial Measures
Definition of Adjusted EBITDAR and Adjusted EBITDAR Margin
We define Adjusted EBITDAR as earnings before interest income and expense, income taxes, depreciation and amortization, rent expense associated with triple net operating leases (see below), stock-based compensation, debt extinguishment and financing charges, impairment charges, insurance recoveries and deductible charges, changes in the estimated fair value of our contingent purchase price obligations, gain or loss on disposal of assets, the difference between budget and actual expense for cash-settled stock-based awards, pre-opening and acquisition costs, and other income or expenses. Adjusted EBITDAR is also inclusive of income or loss from unconsolidated affiliates, with our share of non-operating items (such as depreciation and amortization) added back for our joint venture in Kansas Entertainment. Adjusted EBITDAR excludes expenses associated with our Master Leases, the Meadows Lease, the Margaritaville Lease, and the Greektown Lease, as such amounts are included as either interest expense or rent expense. The Company’s rent expense associated with its triple net operating leases, as included in the definition above, pertains to rent expense associated with operating lease components of the Master Leases (primarily land), the Meadows Lease, the Margaritaville Lease, and the Greektown Lease. We define Adjusted EBITDAR margin as Adjusted EBITDAR divided by consolidated revenues and Adjusted EBITDAR margin by reportable segment as Adjusted EBITDAR for each segment divided by segment revenues.
Definition of Adjusted EBITDA, after Lease Payments
Adjusted EBITDA, after Lease Payments is defined as Adjusted EBITDAR less Lease Payments, which is defined as cash lease payments made to our REIT landlords under our triple net leases. For purposes of this definition, the Company’s REIT landlords under our triple net leases were GLPI, as it pertains to the Master Leases and the Meadows Lease, and VICI, as it pertains to the Margaritaville Lease and the Greektown Lease.
Use of Non-GAAP Financial Measures
In addition to GAAP financial measures, Adjusted EBITDAR, Adjusted EBITDAR margin, and Adjusted EBITDA, after Lease Payments, are used by management as important measures of the Company’s operating performance. Adjusted EBITDAR has economic substance because it is used by management as a performance measure to analyze the performance of our business, and is especially relevant in evaluating large, long-lived casino-hotel projects because it provides a perspective on the current effects of operating decisions separated from the substantial non-operational depreciation charges and financing costs of such projects. We also believe that investors and analysts use Adjusted EBITDAR as a valuation metric in determining the enterprise value of the Company. We present Adjusted EBITDAR and Adjusted EBITDAR margin because it is used by some investors and creditors as an indicator of the strength and performance of ongoing business operations, including our ability to service debt, and to fund capital expenditures, acquisitions and operations. These calculations are commonly used as a basis for investors, analysts and credit rating agencies to evaluate and compare operating performance and value companies within our industry. In addition, other gaming companies also utilize Adjusted EBITDAR as a supplement to financial measures in accordance with GAAP. In order to view the operations of their casinos on a more stand-alone basis, gaming companies, including us, have historically excluded from their Adjusted EBITDAR calculations certain corporate expenses that do not relate to the management of specific casino properties. However, Adjusted EBITDAR is not a measure of performance or liquidity calculated in accordance with GAAP. Adjusted EBITDAR information is presented as a supplemental disclosure, as management believes that it is a commonly-used measure of performance in the gaming industry, is used in the valuation of gaming companies, and that it is considered by many to be a key indicator of the Company’s operating results.
Since Adjusted EBITDAR excludes real property operating lease charges, which are normal, recurring cash operating expenses that are necessary to operate our business, Adjusted EBITDAR should not be viewed as the only measure of overall performance of the Company. For the foregoing reason, Adjusted EBITDAR has significant limitations which affect its use as an indicator of our profitability. Accordingly, you are cautioned not to place undue reliance on this financial measure. Adjusted EBITDAR should not be construed as an alternative to net income, an indicator of the Company’s operating performance, an alternative to cash flows from operating activities, a measure of liquidity, or as any other measure of performance determined in accordance with GAAP. The Company has significant uses of cash flows, including capital expenditures, interest payments, Lease Payments, taxes, and debt principal repayments, which are not reflected in Adjusted EBITDAR. It should also be noted that other gaming companies that report Adjusted EBITDAR information may calculate Adjusted EBITDAR in a different manner than the Company; and therefore, comparability may be limited.
In addition to using Adjusted EBITDAR and Adjusted EBITDAR margin to measure the Company’s operating performance on a consolidated basis, management uses Adjusted EBITDAR and Adjusted EBITDAR margin on a segment basis as important measures of the operating performance of its reportable segments, including the evaluation of operating personnel.
Adjusted EBITDA, after Lease Payments is a measure we believe provides useful information to investors because it is an indicator of the performance of ongoing business operations after incorporating the cash flow impact of the Lease Payments to our REIT landlords. We believe that given the significant cash payments made to our REIT Landlords in the form of Lease Payments that understanding the amount of Adjusted EBITDA, after Lease Payments is important in understanding the performance of the Company and relative health of the Company. In addition, Adjusted EBITDA, after Lease Payments is one of the metrics that our management team is measured against for incentive-based compensation purposes as this metric is an objective and quantifiable measurement of the Company’s financial performance.

Reconciliation of GAAP Financial Measures to Non-GAAP Financial Measures
The following table includes a reconciliation of net income, which is determined in accordance with GAAP, to Adjusted EBITDAR and Adjusted EBITDA, after Lease Payments, which are non-GAAP financial measures:

	For the three months ended June 30,		For the six months ended June 30,
(in millions)	2019	2018	2019	2018
Net income	$51.4	$54.0	$92.3	$99.4
Income tax expense	18.5	15.2	33.4	30.9
Loss on early extinguishment of debt	—	2.6	—	3.5
Income from unconsolidated affiliates	(6.2)	(5.7)	(11.9)	(11.1)
Interest income	(0.3)	(0.2)	(0.6)	(0.4)
Interest expense	135.0	115.9	267.6	231.6
Operating income	198.4	181.8	380.8	353.9
Rent expense associated with triple net operating leases (1)	90.0	—	174.7	—
Stock-based compensation (1)	3.3	3.0	6.7	5.9
Cash-settled stock-based award variance (1)(2)	(3.4)	7.8	(3.0)	0.3
Loss (gain) on disposal of assets (1)	0.4	(0.1)	0.9	—
Contingent purchase price (1)	1.0	0.2	5.8	1.4
Pre-opening and acquisition costs (1)	3.7	5.9	8.1	12.0
Depreciation and amortization	106.0	58.6	210.1	119.0
Recoveries on loan loss and unfunded loan commitments, net of impairment losses	—	(17.0)	—	(16.4)
Insurance recoveries, net of deductible charges (1)	—	(0.1)	—	(0.1)
Income from unconsolidated affiliates	6.2	5.7	11.9	11.1
Non-operating items for Kansas JV (3)	0.9	1.3	1.9	2.6
Adjusted EBITDAR (4)	406.5	247.1	797.9	489.7
Less: Lease Payments (5)	(214.9)	(115.9)	(422.8)	(231.8)
Adjusted EBITDA, after Lease Payments (6)	$191.6	$131.2	$375.1	$257.9

(1)	These items are included in “General and administrative” within the Company’s unaudited Condensed Consolidated Statements of Operations.

(2)
Our cash-settled stock-based awards are adjusted to fair value each reporting period based primarily on the price of the Company’s common stock. As such, significant fluctuations in the price of the Company’s common stock during any reporting period causes significant variances to budget on cash-settled stock-based awards. During the three and six months ended June 30, 2019, the price of the Company’s common stock decreased slightly, which resulted in favorable variances to budget, while the price of the Company’s common stock increased during the three and six months ended June 30, 2018, resulting in unfavorable variances to budget.

(3)	Consists principally of depreciation and amortization associated with the operations of Hollywood Casino at Kansas Speedway.

(4)
Adjusted EBITDAR increased for the three and six months ended June 30, 2019, as compared to the prior year periods, principally due to the acquisitions of Pinnacle, Margaritaville, and Greektown, which contributed a combined $170.1 million and $335.0 million, respectively.

(5)
Lease Payments increased for the three and six months ended June 30, 2019, as compared to the prior year periods, principally due to the Pinnacle Master Lease, the Meadows Lease, the Margaritaville Lease, and the Greektown Lease. For more detailed information related to our annual rent payments made to GLPI and VICI, refer to the “Liquidity and Capital Resources” section below.

(6)
Adjusted EBITDA, after Lease Payments, increased for the three and six months ended June 30, 2019, as compared to the prior year periods, principally due to the acquisitions of Pinnacle, Margaritaville, and Greektown, which contributed a combined $69.7 million and $141.1 million, respectively.

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

	For the six months ended June 30,		Change
(dollars in millions)	2019	2018	$	%
Net cash provided by operating activities	$315.2	$207.1	$108.1	52.2%
Net cash used in investing activities	$(494.6)	$(79.1)	$(415.5)	525.3%
Net cash provided by (used in) financing activities	$86.9	$(205.8)	$292.7	N/M
N/M - Not meaningful
Operating Cash Flow
The increase in net cash provided by operating activities of $108.1 million for the six months ended June 30, 2019, compared to the prior year, is primarily due to an increase in cash receipts from customers, offset by increases in cash paid to suppliers and vendors and cash paid to employees, all driven primarily by the acquisitions of Pinnacle, Margaritaville, and Greektown. Additionally, net cash provided by operating activities was impacted by year-over-year increases in rent and interest payments made under our Master Leases, the Meadows Lease, the Margaritaville Lease, and the Greektown Lease of $195.5 million, principally due to the Pinnacle Master Lease, and in interest payments made on long-term debt of $32.1 million, primarily due to the debt refinancing in October 2018, which increased our total long-term debt.
Investing Cash Flow
The increase in net cash used in investing activities of $415.5 million for the six months ended June 30, 2019, compared to the prior year, is primarily due to the acquisitions of the operations of Margaritaville and Greektown for $109.1 million and $289.2 million, both net of cash acquired, respectively, as well as an increase in capital expenditures (as discussed below). These increases were partially offset by a $56.9 million decrease in cash paid for gaming licenses and other intangible assets, which is driven by the purchases of two separate Category 4 gaming licenses in York County, Pennsylvania for $50.1 million and Berks County, Pennsylvania for $7.5 million in the prior year. As a part of the acquisitions of Margaritaville and Greektown, the Company entered into sale-leaseback transactions with VICI in the amounts of $261.1 million and $700.0 million, respectively, which had no net impact on the determination of net cash used in investing activities for the six months ended June 30, 2019.
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
The following table summarizes our expected project capital expenditures by segment for the year ending December 31, 2019, and actual expenditures for the six months ended June 30, 2019. The table below should not be utilized to predict future expected project capital expenditures subsequent to 2019.

	Project Capital Expenditures
(in millions)	Expected for Year Ending December 31, 2019	Actual for the Six Months Ended June 30, 2019	Balance to Expend in 2019
Northeast (1)	$36.5	$12.0	$24.5
Total	$36.5	$12.0	$24.5

(1)	Includes $15.0 million for Hollywood Casino York and $21.5 million for Hollywood Casino Morgantown, which we currently expect to both be part of the Northeast segment.

The development of Hollywood Casino York, our first Category 4 satellite casino, which will be located in the York Galleria Mall in Springettsbury Township, will represent an overall capital investment of approximately $120 million inclusive of the gaming license acquired in the prior year. Hollywood Casino Morgantown, our second Category 4 satellite casino, will be built on a vacant 36-acre site in Caernarvon Township with a capital investment of approximately $111 million inclusive of the gaming license acquired in the prior year. We anticipate that both of these development projects will be complete by the end of 2020.

	Maintenance Capital Expenditures
(in millions)	Expected for Year Ending December 31, 2019	Actual for the Six Months Ended June 30, 2019	Balance to Expend in 2019
Northeast	$75.7	$32.4	$43.3
South	32.7	16.6	16.1
West	32.3	14.1	18.2
Midwest	32.5	16.4	16.1
Other	15.2	3.5	11.7
Total	$188.4	$83.0	$105.4
During the six months ended June 30, 2019 and 2018, we spent $83.0 million and $31.3 million, respectively, on maintenance capital expenditures, including slot machines and other gaming equipment. For the six months ended June 30, 2019, maintenance capital expenditures increased year over year principally due to the acquisition of Pinnacle, which added 12 properties.
Financing Cash Flow
Net cash provided by financing activities was $86.9 million for the six months ended June 30, 2019, as compared to net cash used in financing activities of $205.8 million for the six months ended June 30, 2018, and consisted of a $286.0 million increase in borrowings and a $29.4 million decrease in repayments of our long-term debt. In addition, there was a $7.4 million decrease in principal payments on financing obligations due to the fact that a portion of the payments made to GLPI are now classified as rent, which is included in operating activities, subsequent to the adoption of ASC 842. These items were partially offset by $24.9 million spent to repurchase shares of the Company’s common stock pursuant to its share repurchase program and as well as $2.9 million in principal payments on finance leases.
Senior Secured Credit Facilities
As of June 30, 2019, the Company’s Senior Secured Credit Facilities (as defined below) had a gross outstanding balance of $2,093.1 million, consisting of a $690.0 million Term Loan A Facility and a $1,123.1 million Term Loan B-1 Facility (as such terms are defined below), and a Revolving Credit Facility, which had $280.0 million drawn as of June 30, 2019. Additionally, as of June 30, 2019, the Company had conditional obligations under letters of credit issued pursuant to the Senior Secured Credit Facilities with face amounts aggregating $29.7 million, resulting in $390.3 million of available borrowing capacity under the Revolving Credit Facility.
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
Covenants
The Company’s Senior Secured Credit Facilities and 5.625% Notes require us, among other obligations, to maintain specified financial ratios and to satisfy certain financial tests. In addition, the Company’s Senior Secured Credit Facilities and 5.625% Notes restrict, among other things, its ability to incur additional indebtedness, incur guarantee obligations, amend debt instruments, pay dividends, create liens on assets, make investments, engage in mergers or consolidations, and otherwise restrict corporate activities. As of June 30, 2019, the Company was in compliance with all required financial covenants.
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
Penn Master Lease
Pursuant to a triple net master lease with GLPI, which became effective November 1, 2013 (the “Penn Master Lease”), the Company leases real estate assets associated with 19 of the gaming facilities used in its operations. The Penn Master Lease has an initial term of 15 years with four subsequent, five-year renewal periods on the same terms and conditions, exercisable at the Company’s option.
The payment structure under the Penn Master Lease includes a fixed component, a portion of which is subject to an annual escalator of up to 2%, depending on the Adjusted Revenue to Rent Ratio (as defined in the Penn Master Lease) of 1.8:1, and a component that is based on the performance of the facilities, which is prospectively adjusted (i) every five years by an amount equal to 4% of the average change in net revenues of all facilities under the Penn Master Lease (other than Hollywood Casino Columbus and Hollywood Casino Toledo (“Columbus and Toledo”)) compared to a contractual baseline during the preceding five years (“Penn Percentage Rent”) and (ii) monthly by an amount equal to 20% of the net revenues of Columbus and Toledo in excess of a contractual baseline.
Effective November 1, 2018, the Penn Percentage Rent reset resulted in an annual rent reduction of $11.3 million, which will be in effect until the next Penn Percentage Rent reset, scheduled to occur on November 1, 2023. During the three and six months ended June 30, 2019, total payments made to GLPI under the Penn Master Lease were $114.5 million and $228.9 million, respectively, and during the three and six months ended June 30, 2018, were $115.9 million and $231.8 million, respectively.
Pinnacle Master Lease
In connection with the Pinnacle Acquisition, the Company assumed a triple net master lease with GLPI, originally effective April 28, 2016 (“Pinnacle Master Lease”). Concurrent with the closing of the Pinnacle Acquisition on October 15, 2018, the Company entered into an amendment to the Pinnacle Master Lease to, among other things, (i) remove Ameristar St. Charles, Ameristar Kansas City and Belterra Resort, which were sold to Boyd, and (ii) add Plainridge Park Casino, whose real estate assets were sold to GLPI and concurrently leased back to the Company. Reflecting this amendment, the Company leases real estate assets associated with twelve of the gaming facilities used in the Company’s operations from GLPI.
Upon assumption of the Pinnacle Master Lease, as amended, there were 7.5 years remaining of the initial 10-year term, with five subsequent, five-year renewal periods exercisable at the Company’s option. The payment structure under the Pinnacle Master Lease includes a fixed component, a portion of which is subject to an annual escalator of up to 2%, depending on the Adjusted Revenue to Rent Ratio (as defined in the Pinnacle Master Lease) of 1.8:1, and a component that is based on the performance of the facilities, which is prospectively adjusted every two years by an amount equal to 4% of the average change in net revenues compared to a contractual baseline during the preceding two years (“Pinnacle Percentage Rent”). The next annual escalator test date and the next Pinnacle Percentage Rent reset are scheduled to occur on May 1, 2020. For the three and six months ended June 30, 2019, total payments made to GLPI under the Pinnacle Master Lease were $82.0 million and $163.3 million, respectively.
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
The payment structure under the Meadows Lease includes a fixed component (“Meadows Base Rent”), which is subject to an annual escalator of up to 5% for the initial term or until the lease year in which Meadows Base Rent plus Meadows Percentage Rent (see defined below) is a total of $31.0 million, subject to certain adjustments, and up to 2% thereafter, subject to an Adjusted Revenue to Rent Ratio (as defined in the Meadows Lease) of 2.0:1. The Meadows Percentage Rent is based on the performance of the facility, which is prospectively adjusted for the next two-year period equal to 4% of the average annual net revenues during the trailing two-year period. The next Meadows Percentage Rent reset is scheduled to occur on October 1, 2020. Total payments made to GLPI under the Meadows Lease were $6.5 million and $13.1 million for the three and six months ended June 30, 2019, respectively.
Margaritaville Lease
In connection with the acquisition of Margaritaville, the Company entered into the Margaritaville Lease with VICI for the real estate assets used in the operations of Margaritaville. The Margaritaville Lease has an initial term of 15 years, with four subsequent five-year renewal options on the same terms and conditions, exercisable at the Company’s option. The payment structure under the Margaritaville Lease includes a fixed component (“Margaritaville Base Rent”), which is subject to an annual escalator of up to 2% subject to an Adjusted Revenue to Rent Ratio (as defined in the Margaritaville Lease) of 1.9:1, and a component that is based on performance, which is prospectively adjusted every two years by an amount equal to 4% of the average change in net revenues of the facility compared to a contractual baseline during the preceding two years (“Margaritaville Percentage Rent”). The first Margaritaville Percentage Rent reset is scheduled to occur on January 1, 2021. Total payments made to VICI under the Margaritaville Lease were $5.8 million and $11.5 million for the three and six months ended June 30, 2019, respectively.
Greektown Lease
In connection with the acquisition of Greektown, the Company entered into the Greektown Lease with VICI for the real estate assets used in the operations of Greektown. The Greektown Lease has an initial term of 15 years, with four subsequent five-year renewal options on the same terms and conditions, exercisable at the Company’s option. The payment structure under the Greektown Lease includes a fixed component (“Greektown Base Rent”), which is subject to an annual escalator of up to 2% subject to an Adjusted Revenue to Rent Ratio (as defined in the Greektown Lease) of 1.85:1, and a component that is based on performance, which is prospectively adjusted every two years by an amount equal to 4% of the average change in net revenues of the facility compared to a contractual baseline during the preceding two years (“Greektown Percentage Rent”). The first Greektown Percentage Rent reset is scheduled to occur on June 1, 2021. Total payments made to VICI under the Greektown Lease were $6.0 million for both the three and six months ended June 30, 2019, respectively.
Other Long-Term Obligations
Relocation Fees
As of June 30, 2019 and December 31, 2018, other long-term obligations included $84.0 million and $91.3 million, respectively, related to the relocation fees for Hollywood Gaming at Dayton Raceway and Hollywood Gaming at Mahoning Valley Race Course, which opened in August 2014 and September 2014, respectively. The relocation fee for each facility is payable as follows: $7.5 million upon the opening of the facility and eighteen semi-annual payments of $4.8 million beginning one year after the commencement of operations.
Event Center
As of June 30, 2019 and December 31, 2018, other long-term obligations included $12.6 million and $13.2 million, respectively, related to the repayment obligation of a hotel and event center located near Hollywood Casino Lawrenceburg, which was constructed by The City of Lawrenceburg Department of Redevelopment. Effective in January 2015, by contractual agreement, in exchange for conveyance of the property, the Company is obligated to make annual payments of $1.0 million for 20 years, which began in January 2016.
Outlook
Based on our current level of operations, we believe that cash generated from operations and cash on hand, together with amounts available under our Senior Secured Credit Facilities, will be adequate to meet our anticipated obligations under our Master Leases, debt service requirements, capital expenditures and working capital needs for the foreseeable future. However, we cannot be certain that our business will generate sufficient cash flow from operations, that the U.S. economy will continue to grow, that our anticipated earnings projections will be realized, that we will fully achieve the synergies in connection with the Pinnacle Acquisition, or that future borrowings will be available under our Senior Secured Credit Facilities or otherwise will be available in the credit markets to enable us to service our indebtedness or to make anticipated capital expenditures. In addition, we expect a majority of our future growth to come from acquisitions of gaming properties at reasonable valuations, greenfield projects, jurisdictional expansions and property expansion in under-penetrated markets. If we consummate significant acquisitions in the future or undertake any significant property expansions, our cash requirements may increase significantly and we may need to make additional borrowings or complete equity or debt financings to meet these requirements. Our future operating performance and our ability to service or refinance our debt will be subject to future economic conditions and to financial, business and other factors, many of which are beyond our control. See “Risk Factors—Risks Related to Our Capital Structure” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 for a discussion of the risks related to our capital structure.
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

CRITICAL ACCOUNTING ESTIMATES
A complete discussion of our critical accounting estimates is included in our Form 10-K for the fiscal year ended December 31, 2018. There have been no significant changes in our critical accounting estimates during the three months ended June 30, 2019.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
For information with respect to new accounting pronouncements and the impact of these pronouncements on our unaudited Condensed Consolidated Financial Statements, see Note 3, “New Accounting Pronouncements,” in the notes to our unaudited Condensed Consolidated Financial Statements.

IMPORTANT FACTORS REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements can be identified by the use of forward-looking terminology such as “expects,” “believes,” “estimates,” “projects,” “intends,” “plans,” “seeks,” “may,” “will,” “should,” or “anticipates” or the negative or other variations of these or similar words, or by discussions of future events, strategies or risks and uncertainties. Specifically, forward-looking statements may include, among others, statements concerning: our expectations of future results of operations and financial condition; expectations for our properties or our development projects; the timing, cost and expected impact of planned capital expenditures on our results of operations; our expectations with regard to the impact of competition; our expectations with regard to acquisitions and development opportunities, as well as the integration of and synergies related to any companies we have acquired or may acquire; the outcome and financial impact of the litigation in which we are or will be periodically involved; the actions of regulatory, legislative, executive or judicial decisions at the federal, state or local level with regard to our business and the impact of any such actions; our ability to maintain regulatory approvals for our existing businesses and to receive regulatory approvals for our new businesses; our expectations with regard to the impact of competition in online sports betting, iGaming and sportsbooks as well as the potential impact of this business line on our existing businesses; the performance of our partners in online sports betting, iGaming and sportsbooks, including the risks associated with any new business, the actions of regulatory, legislative, executive or judicial decisions at the federal, state or local level with regard to online sports betting, iGaming and sportsbooks and the impact of any such actions; our ability and the ability of our business partners to obtain and maintain regulatory approvals for online sports betting, iGaming and sportsbooks; and our expectations regarding economic and consumer conditions. As a result, actual results may vary materially from expectations.

Although we believe that our expectations are based on reasonable assumptions within the bounds of our knowledge of our business, there can be no assurance that actual results will not differ materially from our expectations. Meaningful factors that could cause actual results to differ from expectations include, but are not limited to, risks related to the following: the ability of our operating teams to drive revenue and margins; the impact of significant competition from other gaming and entertainment operations; our ability to obtain timely regulatory approvals required to own, develop and/or operate our facilities, or other delays, approvals or impediments to completing our planned acquisitions or projects, construction factors, including delays, and increased costs; the passage of state, federal or local legislation (including referenda) that would expand, restrict, further tax, prevent or negatively impact operations in or adjacent to the jurisdictions in which we do or seek to do business (such as a smoking ban at any of our facilities or the award of additional gaming licenses proximate to our facilities); the effects of local and national economic, credit, capital market, housing, and energy conditions on the economy in general and on the gaming and lodging industries in particular; the activities of our competitors (commercial and tribal) and the rapid emergence of new competitors (traditional, internet, social, sweepstakes based and VGTs in bars and truck stops); increases in the effective rate of taxation for any of our operations or at the corporate level; our ability to identify attractive acquisition and development opportunities (especially in new business lines) and to agree to terms with, and maintain good relationships with partners/municipalities for such transactions; the costs and risks involved in the pursuit of such opportunities and our ability to complete the acquisition or development of, and achieve the expected returns from, such opportunities; our expectations for the continued availability and cost of capital; the impact of weather, including flooding, hurricanes and tornadoes; changes in accounting standards; the risk of failing to maintain the integrity of our information technology infrastructure and safeguard our business, employee and customer data (particularly as our interactive segment grows); factors which may cause the Company to curtail or suspend the share repurchase program; with respect to Plainridge Park Casino in Massachusetts, the ultimate location and timing of the other gaming facilities in the state and the region; with respect to our interactive gaming and sports betting endeavors, the impact of significant competition from other companies for online sports betting, iGaming and sportsbooks, the Company’s and our partners’ ability to obtain timely regulatory approvals required to own, develop and/or operate sportsbooks may be delayed and there may be impediments and increased costs to launching the online betting, iGaming and sportsbooks, including delays, and increased costs, intellectual property and legal and regulatory challenges, as well as our ability to successfully develop innovative products that attract and retain a significant number of players in order to grow our revenues and earnings, our ability to establish key partnerships, our ability to generate meaningful returns and the risks inherent in any new business; the passage of state, federal or local legislation (including referenda) that would expand, restrict, further tax, prevent or negatively impact operations in or adjacent to the jurisdictions in which we do or seek to do business; with respect to Illinois Gaming Investors, LLC, d/b/a Prairie State Gaming, risks relating to potential changes in the VGT laws, our ability to successfully compete in the VGT market, our ability to retain existing customers and secure new customers, risks relating to municipal authorization of VGT operations and the implementation and the ultimate success of the products and services being offered; with respect to our proposed Pennsylvania casinos in York and Berks County, risks relating to construction, including the receipt of all requisite approvals, and our ability to achieve our expected budgets, timelines and investment returns, including the ultimate location of other gaming facilities in the Commonwealth of Pennsylvania; risks related to the integration of Pinnacle, the Margaritaville operations, and the Greektown operations, and the ability to realize the anticipated financial results and synergies as a result of such acquisitions, potential adverse reactions or changes to business or employee relationships, including those resulting from the transactions; and other factors as discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, subsequent Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, each as filed with the United States Securities and Exchange Commission. The Company does not intend to update publicly any forward-looking statements except as required by law.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
The table below provides information as of June 30, 2019 about our long-term debt obligations that are sensitive to changes in interest rates. The table presents the notional amounts maturing during the year and the related weighted-average interest rates by maturity dates. Notional amounts are used to calculate the contractual payments to be exchanged by maturity date and the weighted-average interest rates are based on the implied forward LIBOR as of June 30, 2019.

(dollars in thousands)	07/01/19 - 06/30/20	07/01/20 - 06/30/21	07/01/21 - 06/30/22	07/01/22 - 06/30/23	07/01/23 - 06/30/24	Thereafter	Total	Fair Value
Fixed rate	$—	$—	$—	$—	$—	$400,000	$400,000	$399,500
Average interest rate						5.625%
Variable rate	$46,671	$55,517	$73,209	$82,055	$768,968	$1,066,668	$2,093,088	$2,081,977
Average interest rate (1)	4.05%	3.74%	3.77%	3.81%	3.84%	4.10%

(1)	Estimated rate, reflective of forward LIBOR plus the spread over LIBOR applicable to variable-rate borrowing.

ITEM 4.	CONTROLS AND PROCEDURES
The Company’s management, under the supervision and with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of June 30, 2019. Based on this evaluation, our principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2019 to ensure that information required to be disclosed by the Company in reports we file or submit under the Exchange Act is (i) recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the United States Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to the Company’s management, including the Company’s principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.
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

Issuer Purchases of Equity Securities
On January 9, 2019, the Company announced a share repurchase program pursuant to which the Board of Directors authorized to repurchase up to $200 million of the Company’s common stock, which expires on December 31, 2020. The following table provides information regarding purchases of our common stock pursuant to this repurchase program for the three months ended June 30, 2019. All repurchased shares were retired.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Program	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Program
April 1, 2019 - April 30, 2019	—	$—	—	$200,000,000
May 1, 2019 - May 31, 2019	721,606	$20.38	721,606	$185,296,221
June 1, 2019 - June 30, 2019	550,217	$18.46	550,217	$175,140,912
Total	1,271,823	$19.55	1,271,823

ITEM 6.	EXHIBITS

Exhibit
Number	Description of Exhibit
3.1	Fourth Amended and Restated Bylaws of Penn National Gaming, Inc. is hereby incorporated by reference to the Company’s Current Report on Form 8-K filed on May 31, 2019. (SEC File No. 000-24206)

31.1*	CEO Certification pursuant to rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

31.2*	CFO Certification pursuant to rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

32.1**	CEO Certification pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes‑ Oxley Act of 2002.

32.2**	CFO Certification pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes‑ Oxley Act of 2002.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Inline XBRL File (included in Exhibit 101)

*	Filed herewith.
**	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PENN NATIONAL GAMING, INC.
Dated:	August 8, 2019	By:	/s/ Christine LaBombard
Christine LaBombard
Senior Vice President and Chief Accounting Officer