Form 10-Q
period 2019-09-30
PENN NATIONAL GAMING INC
filed 2019-11-07
CIK 921738

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
As of October 31, 2019, the number of shares of the registrant’s common stock outstanding was 115,912,626.

PENN NATIONAL GAMING, INC. AND SUBSIDIARIES

PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
PENN NATIONAL GAMING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(in millions, except share and per share data)	September 30, 2019	December 31, 2018
Assets
Current assets
Cash and cash equivalents	$406.9	$479.6
Receivables, net of allowance for doubtful accounts of $5.6 and $3.2	91.6	106.8
Prepaid expenses	72.8	63.0
Other current assets	56.9	28.2
Total current assets	628.2	677.6
Property and equipment, net	5,155.2	6,868.8
Investment in and advances to unconsolidated affiliates	128.5	128.5
Goodwill	1,350.4	1,228.4
Other intangible assets, net	2,104.5	1,856.9
Deferred income taxes	—	80.6
Operating lease right-of-use assets	4,592.0	—
Finance lease right-of-use assets	222.7	—
Other assets	136.5	120.2
Total assets	$14,318.0	$10,961.0

Liabilities
Current liabilities
Accounts payable	$39.5	$30.5
Current maturities of long-term debt	62.9	62.1
Current portion of financing obligations	45.3	67.8
Current portion of operating lease liabilities	124.4	—
Current portion of finance lease liabilities	6.3	—
Accrued expenses and other current liabilities	598.9	578.0
Total current liabilities	877.3	738.4
Long-term debt, net of current maturities and debt issuance costs	2,392.0	2,350.1
Long-term portion of financing obligations	4,110.8	7,080.6
Long-term portion of operating lease liabilities	4,439.1	—
Long-term portion of finance lease liabilities	217.8	—
Deferred income taxes	252.8	—
Other noncurrent liabilities	88.8	60.7
Total liabilities	12,378.6	10,229.8
Commitments and contingencies (Note 12)
Stockholders’ equity
Series B Preferred stock ($0.01 par value, 1,000,000 shares authorized, no shares issued and outstanding)	—	—
Series C Preferred stock ($0.01 par value, 18,500 shares authorized, no shares issued and outstanding)	—	—
Common stock ($0.01 par value, 200,000,000 shares authorized, 118,044,658 and 118,855,201 shares issued, and 115,877,265 and 116,687,808 shares outstanding)	1.2	1.2
Treasury stock, at cost, (2,167,393 shares held in both periods)	(28.4)	(28.4)
Additional paid-in capital	1,712.9	1,726.4
Retained earnings (accumulated deficit)	254.1	(968.0)
Total Penn stockholders’ equity	1,939.8	731.2
Non-controlling interest	(0.4)	—
Total stockholders’ equity	1,939.4	731.2
Total liabilities and stockholders’ equity	$14,318.0	$10,961.0
See accompanying notes to the Condensed Consolidated Financial Statements.

PENN NATIONAL GAMING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the three months ended September 30,		For the nine months ended September 30,
(in millions, except per share data)	2019	2018	2019	2018
Revenues
Gaming	$1,088.5	$646.3	$3,185.2	$1,965.9
Food, beverage, hotel and other	266.0	138.8	775.0	403.4
Management service and license fees	—	0.7	—	6.0
Reimbursable management costs	—	3.9	—	57.3
Total revenues	1,354.5	789.7	3,960.2	2,432.6
Operating expenses
Gaming	587.5	352.0	1,699.1	1,043.2
Food, beverage, hotel and other	171.2	96.0	500.5	284.1
General and administrative	309.7	125.1	883.6	378.9
Reimbursable management costs	—	3.9	—	57.3
Depreciation and amortization	106.3	56.9	316.4	175.8
Recoveries on loan loss and unfunded loan commitments, net of impairment losses	—	—	—	(16.4)
Total operating expenses	1,174.7	633.9	3,399.6	1,922.9
Operating income	179.8	155.8	560.6	509.7
Other income (expenses)
Interest expense, net	(133.5)	(114.6)	(400.5)	(345.7)
Income from unconsolidated affiliates	9.8	5.7	21.7	16.8
Loss on early extinguishment of debt	—	(0.3)	—	(3.8)
Other	7.2	(1.4)	7.2	(1.5)
Total other expenses	(116.5)	(110.6)	(371.6)	(334.2)
Income before income taxes	63.3	45.2	189.0	175.5
Income tax expense	(19.6)	(9.1)	(53.0)	(40.0)
Net income	43.7	36.1	136.0	135.5
Less: Net loss attributable to non-controlling interest	0.2	—	0.4	—
Net income attributable to Penn	$43.9	$36.1	$136.4	$135.5

Earnings per common share:
Basic earnings per common share	$0.38	$0.39	$1.18	$1.48
Diluted earnings per common share	$0.38	$0.38	$1.16	$1.43

Weighted average basic shares outstanding	115.2	91.9	115.8	91.5
Weighted average diluted shares outstanding	116.7	95.3	117.7	95.0
See accompanying notes to the Condensed Consolidated Financial Statements.

PENN NATIONAL GAMING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	For the three months ended September 30,		For the nine months ended September 30,
(in millions)	2019	2018	2019	2018
Net income	$43.7	$36.1	$136.0	$135.5
Total comprehensive income	43.7	36.1	136.0	135.5
Less: Comprehensive loss attributable to non-controlling interest	0.2	—	0.4	—
Comprehensive income attributable to Penn	$43.9	$36.1	$136.4	$135.5
See accompanying notes to the Condensed Consolidated Financial Statements.

PENN NATIONAL GAMING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
(UNAUDITED)

	Three Months Ended September 30, 2019 and 2018
	Preferred Stock		Common Stock		Treasury Stock	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Total Penn Stockholders’ Equity	Non-Controlling Interest	Total Stockholders’ Equity
(in millions, except share data)	Shares	Amount	Shares	Amount
Balance as of July 1, 2019	—	$—	115,869,769	$1.2	$(28.4)	$1,708.9	$210.2	$—	$1,891.9	$(0.2)	$1,891.7
Share-based compensation arrangements	—	—	7,496	—	—	4.0	—	—	4.0	—	4.0
Net income (loss)	—	—	—	—	—	—	43.9	—	43.9	(0.2)	43.7
Balance as of September 30, 2019	—	$—	115,877,265	$1.2	$(28.4)	$1,712.9	$254.1	$—	$1,939.8	$(0.4)	$1,939.4

Balance as of July 1, 2018	—	$—	92,196,285	$0.9	$(28.4)	$1,018.7	$(962.0)	$(1.5)	$27.7	$—	$27.7
Share-based compensation arrangements	—	—	231,341	—	—	5.2	—	—	5.2	—	5.2
Reclassification of accumulated other comprehensive loss to earnings upon termination of management contract	—	—	—	—	—	—	—	1.5	1.5	—	1.5
Net income	—	—	—	—	—	—	36.1	—	36.1	—	36.1
Balance as of September 30, 2018	—	$—	92,427,626	$0.9	$(28.4)	$1,023.9	$(925.9)	$—	$70.5	$—	$70.5

	Nine Months Ended September 30, 2019 and 2018
	Preferred Stock		Common Stock		Treasury Stock	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Total Penn Stockholders’ Equity (Deficit)	Non-Controlling Interest	Total Stockholders’ Equity (Deficit)
(in millions, except share data)	Shares	Amount	Shares	Amount
Balance as of January 1, 2019	—	$—	116,687,808	$1.2	$(28.4)	$1,726.4	$(968.0)	$—	$731.2	$—	$731.2
Share-based compensation arrangements	—	—	461,280	—	—	11.4	—	—	11.4	—	11.4
Cumulative-effect adjustment upon adoption of ASC 842	—	—	—	—	—	—	1,085.7	—	1,085.7	—	1,085.7
Share repurchases	—	—	(1,271,823)	—	—	(24.9)	—	—	(24.9)	—	(24.9)
Net income (loss)	—	—	—	—	—	—	136.4	—	136.4	(0.4)	136.0
Balance as of September 30, 2019	—	$—	115,877,265	$1.2	$(28.4)	$1,712.9	$254.1	$—	$1,939.8	$(0.4)	$1,939.4

Balance as of January 1, 2018	—	$—	91,225,242	$0.9	$(28.4)	$1,007.6	$(1,051.8)	$(1.5)	$(73.2)	$—	$(73.2)
Share-based compensation arrangements	—	—	1,202,384	—	—	16.3	—	—	16.3	—	16.3
Reclassification of accumulated other comprehensive loss to earnings upon termination of management contract	—	—	—	—	—	—	—	1.5	1.5	—	1.5
Cumulative-effect adjustment upon adoption of ASC 606	—	—	—	—	—	—	(9.6)	—	(9.6)	—	(9.6)
Net income	—	—	—	—	—	—	135.5	—	135.5	—	135.5
Balance as of September 30, 2018	—	$—	92,427,626	$0.9	$(28.4)	$1,023.9	$(925.9)	$—	$70.5	$—	$70.5
See accompanying notes to the Condensed Consolidated Financial Statements.

PENN NATIONAL GAMING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the nine months ended September 30,
(in millions)	2019	2018
Operating activities
Net income	$136.0	$135.5
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	316.4	175.8
Amortization of items charged to interest expense	5.7	4.6
Noncash operating lease expense	79.0	—
Change in fair value of contingent purchase price	7.0	1.7
Holding gain on equity securities	(7.1)	—
Loss on sale or disposal of property and equipment	8.3	3.2
Income from unconsolidated affiliates	(21.7)	(16.8)
Return on investment from unconsolidated affiliates	22.0	21.6
Deferred income taxes	28.8	7.9
Stock-based compensation	10.4	8.8
Recoveries on loan loss and unfunded loan commitments, net of impairment losses	—	(16.4)
Reclassification of accumulated other comprehensive loss to earnings upon termination of management contract	—	1.5
Loss on early extinguishment of debt	—	3.8
Changes in operating assets and liabilities, net of businesses acquired
Accounts receivable	23.6	11.2
Prepaid expenses and other current assets	12.5	(2.2)
Other assets	(1.5)	(8.7)
Accounts payable	8.1	(5.1)
Accrued expenses	(20.3)	(36.5)
Income taxes	(4.5)	5.6
Operating lease liabilities	(107.6)	—
Other current and noncurrent liabilities	24.1	4.7
Net cash provided by operating activities	519.2	300.2
Investing activities
Project capital expenditures	(18.2)	(2.2)
Maintenance capital expenditures	(118.5)	(54.8)
Proceeds from sale of loan	—	15.2
Consideration paid for acquisitions of businesses, net of cash acquired	(1,359.4)	(2.9)
Proceeds from sale-and-leaseback transactions in conjunction with acquisitions	961.1	—
Acquisition of equity securities	(5.1)	—
Additional contributions from joint venture	—	18.9
Consideration paid for gaming licenses and other intangible assets	(1.5)	(58.7)
Other	(0.5)	0.4
Net cash used in investing activities	(542.1)	(84.1)
Financing activities
Proceeds from revolving credit facility	395.0	89.0
Principal payments on long-term debt	(35.0)	(190.9)
Repayments on revolving credit facility	(307.0)	(89.0)
Payments of other long-term obligations	(15.4)	(14.8)
Principal payments on financing obligations	(38.4)	(48.3)
Principal payments on finance leases	(4.6)	—
Proceeds from exercise of options	1.0	7.4
Repurchase of common stock	(24.9)	—
Payments of contingent purchase price	(3.8)	(4.2)
Proceeds from insurance financing	14.3	8.6
Payments on insurance financing	(14.8)	(8.1)
Other	(0.3)	—
Net cash used in financing activities	(33.9)	(250.3)
Change in cash, cash equivalents, and restricted cash	(56.8)	(34.2)
Cash, cash equivalents and restricted cash at the beginning of the year	481.2	279.4
Cash, cash equivalents and restricted cash at the end of the period	$424.4	$245.2

	For the nine months ended September 30,
(in millions)	2019	2018
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$406.9	$244.5
Restricted cash included in Other current assets	15.6	—
Restricted cash included in Other assets	1.9	0.7
Total cash, cash equivalents and restricted cash	$424.4	$245.2

Supplemental disclosure:
Cash paid for interest, net of amounts capitalized	$404.4	$350.2
Cash payments related to income taxes, net	$20.9	$23.8

Non-cash investing and financing activities:
Commencement of operating leases	$713.3	$—
Commencement of finance leases	$4.3	$—
Accrued capital expenditures	$8.3	$4.9
Acquisition of equity securities	$16.1	$—
See accompanying notes to the Condensed Consolidated Financial Statements.

PENN NATIONAL GAMING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1—Organization and Basis of Presentation
Organization: Penn National Gaming, Inc., together with its subsidiaries, is a leading, diversified, multi-jurisdictional owner and manager of gaming and racing facilities and video gaming terminal (“VGT”) operations with a focus on slot machine entertainment. We also offer live sports betting at our facilities in Indiana, Iowa, Mississippi, Pennsylvania and West Virginia. In addition, the Company operates an interactive gaming division through its subsidiary, Penn Interactive Ventures, LLC (“PIV”), which recently launched iGaming in Pennsylvania. Our MYCHOICE® customer loyalty program (the “mychoice program”) provides its members with various benefits, including earning reward points redeemable for complimentary goods and/or services and credit toward tier status, which entitles our guests to receive certain other benefits. References in these footnotes to “Penn,” the “Company,” “we,” “our,” or “us” refer to Penn National Gaming, Inc. and its subsidiaries, except where stated or the context otherwise indicates.
As of September 30, 2019, we owned, managed, or had ownership interests in 41 facilities in 19 jurisdictions. The majority of the gaming facilities used in the Company’s operations are subject to triple net master leases; the most significant of which are the Penn Master Lease and the Pinnacle Master Lease (as such terms are defined in Note 4, “Leases,” and collectively referred to as the “Master Leases”), with Gaming and Leisure Properties, Inc. (NASDAQ: GLPI) (“GLPI”), a real estate investment trust (“REIT”), as the landlord under the Master Leases.
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
Segment Information: We view each of our gaming and racing properties as an operating segment with the exception of our two properties in Jackpot, Nevada, which we view as one operating segment. We consider our combined VGT operations, by state, to be separate operating segments. See Note 16, “Segment Information,” for further information. For financial reporting purposes, we aggregate our operating segments into the following reportable segments:

	Location	Real Estate Assets Lease or Ownership Structure
Northeast segment
Ameristar East Chicago	East Chicago, Indiana	Pinnacle Master Lease
Greektown Casino-Hotel (1)	Detroit, Michigan	Greektown Lease
Hollywood Casino Bangor	Bangor, Maine	Penn Master Lease
Hollywood Casino at Charles Town Races	Charles Town, West Virginia	Penn Master Lease
Hollywood Casino Columbus	Columbus, Ohio	Penn Master Lease
Hollywood Casino Lawrenceburg	Lawrenceburg, Indiana	Penn Master Lease
Hollywood Casino at Penn National Race Course	Grantville, Pennsylvania	Penn Master Lease
Hollywood Casino Toledo	Toledo, Ohio	Penn Master Lease
Hollywood Gaming at Dayton Raceway	Dayton, Ohio	Penn Master Lease
Hollywood Gaming at Mahoning Valley Race Course	Youngstown, Ohio	Penn Master Lease
Marquee by Penn (2)	Pennsylvania	N/A
Meadows Racetrack and Casino	Washington, Pennsylvania	Meadows Lease
Plainridge Park Casino	Plainville, Massachusetts	Pinnacle Master Lease
South segment (3)
1st Jackpot Casino	Tunica, Mississippi	Penn Master Lease
Ameristar Vicksburg	Vicksburg, Mississippi	Pinnacle Master Lease
Boomtown Biloxi	Biloxi, Mississippi	Penn Master Lease
Boomtown Bossier City	Bossier City, Louisiana	Pinnacle Master Lease
Boomtown New Orleans	New Orleans, Louisiana	Pinnacle Master Lease
Hollywood Casino Gulf Coast	Bay St. Louis, Mississippi	Penn Master Lease
Hollywood Casino Tunica	Tunica, Mississippi	Penn Master Lease
L’Auberge Baton Rouge	Baton Rouge, Louisiana	Pinnacle Master Lease
L’Auberge Lake Charles	Lake Charles, Louisiana	Pinnacle Master Lease
Margaritaville Resort Casino (4)	Bossier City, Louisiana	Margaritaville Lease
West segment
Ameristar Black Hawk	Black Hawk, Colorado	Pinnacle Master Lease
Cactus Petes and Horseshu	Jackpot, Nevada	Pinnacle Master Lease
M Resort	Henderson, Nevada	Penn Master Lease
Tropicana Las Vegas	Las Vegas, Nevada	Owned
Zia Park Casino	Hobbs, New Mexico	Penn Master Lease
Midwest segment
Ameristar Council Bluffs	Council Bluffs, Iowa	Pinnacle Master Lease
Argosy Casino Alton (5)	Alton, Illinois	Penn Master Lease
Argosy Casino Riverside	Riverside, Missouri	Penn Master Lease
Hollywood Casino Aurora	Aurora, Illinois	Penn Master Lease
Hollywood Casino Joliet	Joliet, Illinois	Penn Master Lease
Hollywood Casino at Kansas Speedway (6)	Kansas City, Kansas	Owned - JV
Hollywood Casino St. Louis	Maryland Heights, Missouri	Penn Master Lease
Prairie State Gaming (2)	Illinois	N/A
River City Casino	St. Louis, Missouri	Pinnacle Master Lease

(1)	Acquired on May 23, 2019

(2)	VGT route operations

(3)	Resorts Casino Tunica closed on June 30, 2019, but remains subject to the Penn Master Lease.

(4)	Acquired on January 1, 2019

(5)	The riverboat is owned by us and not subject to the Penn Master Lease.

(6)
Pursuant to a joint venture with International Speedway Corporation (“International Speedway”) and includes the Company’s 50% investment in Kansas Entertainment, LLC (“Kansas Entertainment”), which owns Hollywood Casino at Kansas Speedway.

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

	For the three months ended September 30,		For the nine months ended September 30,
(in millions)	2019	2018	2019	2018
Food and beverage	$66.7	$30.5	$195.3	$77.3
Hotel	44.1	10.5	121.5	30.8
Other	4.2	1.7	13.0	3.7
Total complimentaries associated with gaming contracts	$115.0	$42.7	$329.8	$111.8

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

	For the three months ended September 30, 2019
(in millions)	Northeast	South	West	Midwest	Other	Intersegment Eliminations (1)	Total
Revenues:
Gaming	$555.2	$201.2	$93.3	$236.1	$3.3	$(0.6)	$1,088.5
Food and beverage	39.4	39.0	29.5	21.0	0.5	—	129.4
Hotel	13.7	27.5	32.4	11.7	—	—	85.3
Racing	5.6	—	0.1	—	1.3	—	7.0
Other	15.0	8.9	6.2	7.0	7.3	(0.1)	44.3
Total revenues	$628.9	$276.6	$161.5	$275.8	$12.4	$(0.7)	$1,354.5

(1)
Represents the elimination of intersegment operations associated with our internally-branded retail sportsbooks, which are operated by PIV, and our live and televised poker tournament series that operates under the trade name, Heartland Poker Tour (“HPT”).

	For the three months ended September 30, 2018
(in millions)	Northeast	South	West	Midwest	Other	Total
Revenues:
Gaming	$391.1	$46.1	$47.5	$161.6	$—	$646.3
Food and beverage	25.7	9.7	20.8	13.1	0.2	69.5
Hotel	5.9	2.9	20.4	5.8	—	35.0
Racing	3.8	—	0.1	—	1.4	5.3
Reimbursable management costs	3.9	—	—	—	—	3.9
Other	11.0	1.7	3.8	4.9	8.3	29.7
Total revenues	$441.4	$60.4	$92.6	$185.4	$9.9	$789.7

	For the nine months ended September 30, 2019
(in millions)	Northeast	South	West	Midwest	Other	Intersegment Eliminations (1)	Total
Revenues:
Gaming	$1,571.9	$628.1	$282.6	$699.8	$3.4	$(0.6)	$3,185.2
Food and beverage	112.8	118.7	86.9	61.7	1.2	—	381.3
Hotel	31.3	77.0	95.7	32.9	—	—	236.9
Racing	19.1	—	0.2	—	4.4	—	23.7
Other	43.5	26.9	19.0	20.9	22.9	(0.1)	133.1
Total revenues	$1,778.6	$850.7	$484.4	$815.3	$31.9	$(0.7)	$3,960.2

(1)
Represents the elimination of intersegment operations associated with our internally-branded retail sportsbooks, which are operated by PIV, and our live and televised poker tournament series that operates under the trade name, HPT.

	For the nine months ended September 30, 2018
(in millions)	Northeast	South	West	Midwest	Other	Total
Revenues:
Gaming	$1,182.1	$146.3	$144.6	$492.9	$—	$1,965.9
Food and beverage	72.3	26.8	61.6	36.3	0.8	197.8
Hotel	16.0	8.5	62.4	16.9	—	103.8
Racing	14.0	—	0.2	—	4.7	18.9
Reimbursable management costs	46.8	—	10.5	—	—	57.3
Other	34.2	4.8	11.9	12.9	25.1	88.9
Total revenues	$1,365.4	$186.4	$291.2	$559.0	$30.6	$2,432.6
Customer-related Liabilities
The Company has three general types of liabilities related to contracts with customers: (i) the obligation associated with our mychoice program (loyalty points and tier status benefits), (ii) advance payments on goods and services yet to be provided and for unpaid wagers, and (iii) deferred revenue associated with third-party sports betting operators for online sports betting and related iGaming market access.
The Company’s mychoice program allows members to utilize their reward membership cards to earn loyalty points that are redeemable for slot play and complimentaries, such as food and beverage at our restaurants, lodging at our hotels and products offered at our retail stores across the vast majority of the Company’s properties. In addition, members of the mychoice program earn credit toward tier status, which entitles them to receive certain other benefits, such as gifts. The Company accounts for the obligation associated with our mychoice program utilizing a deferred revenue model, which defers revenue at the point in time when the loyalty points and tier status benefits are earned by our customers. Deferred revenue associated with the mychoice program is recognized at the point in time when the loyalty points are redeemed by our customers or at the point in time when our customers receive the tier status benefits. The obligation associated with our mychoice program is based on the estimated standalone selling price of the loyalty points and the tier status benefits earned after factoring in the likelihood of redemption. The obligation associated with our mychoice program, which is included in “Accrued expenses and other current liabilities” within our unaudited Condensed Consolidated Balance Sheets, was $37.0 million and $39.9 million as of September 30, 2019 and December 31, 2018, respectively, and consisted principally of the obligation associated with the loyalty points. Our loyalty point obligations are generally settled within six months of issuance. Changes between the opening and closing balances primarily relate to the timing of our customers’ election to redeem loyalty points as well as the timing of when our customers receive their earned tier status benefits.
The Company’s advance payments on goods and services yet to be provided and for unpaid wagers primarily consist of the following: (i) deposits on rooms and convention space, (ii) money deposited on behalf of a customer in advance of their property visit (referred to as “safekeeping” or “front money”), (iii) outstanding tickets generated by slot machine play or pari-mutuel wagering, (iv) outstanding chip liabilities, (v) unclaimed jackpots, and (vi) gift cards redeemable at our properties. Advance payments on goods and services are recognized as revenue when the good or service is transferred to the customer. Unpaid wagers primarily relate to the Company’s obligation to settle outstanding slot tickets, pari-mutuel racing tickets and gaming chips with customers and generally represent obligations stemming from prior wagering events, of which revenue was previously recognized. The Company’s advance payments on goods and services yet to be provided and for unpaid wagers were

$33.8 million and $34.3 million as of September 30, 2019 and December 31, 2018, respectively, of which $0.7 million were classified as long-term in both periods. The current portion and long-term portion of our advance payments on goods and services yet to be provided and for unpaid wagers are included in “Accrued expenses and other current liabilities” and “Other noncurrent liabilities” within our unaudited Condensed Consolidated Balance Sheets, respectively.
During the third quarter of 2019, we entered into multi-year agreements with sports betting operators for online sports betting and related iGaming market access across the Company’s portfolio, of which we received cash and equity securities, including ordinary shares and warrants, specific to three operator agreements. Since the operations contemplated by these agreements had not yet commenced, as of September 30, 2019, the Company has yet to recognize revenue associated with these agreements. Deferred revenue associated with third-party sports betting operators for online sports betting and related iGaming market access as of September 30, 2019, was $33.7 million, which is included in “Other noncurrent liabilities” within our unaudited Condensed Consolidated Balance Sheets.
Gaming and Racing Taxes: The Company is subject to gaming and pari-mutuel taxes based on gross gaming revenue and pari-mutuel revenue in the jurisdictions in which it operates. The Company primarily recognizes gaming and pari-mutuel tax expense based on the statutorily required percentage of revenue that is required to be paid to state and local jurisdictions in the states where or in which wagering occurs. For the three and nine months ended September 30, 2019, these expenses, which were recorded primarily in gaming expense within the unaudited Condensed Consolidated Statements of Operations, were $403.1 million and $1,189.4 million, respectively, as compared to $250.1 million and $750.5 million, respectively, for the three and nine months ended September 30, 2018.
Equity Securities: The Company’s equity securities (including warrants) are measured at fair value each reporting period with unrealized holding gains and losses included in current period earnings. During the three and nine months ended September 30, 2019, the Company recognized a holding gain of $7.1 million related to equity securities held as of September 30, 2019, which is included in “Other,” as reported in “Other income (expenses)” within our unaudited Condensed Consolidated Statements of Operations.
Note 3—New Accounting Pronouncements
Accounting Pronouncements Implemented in 2019
On January 1, 2019, the Company adopted Accounting Standards Codification (“ASC”) Topic 842, “Leases” (“ASC 842”), and all the related amendments (the “new lease standard”) using the modified retrospective method with an effective date of January 1, 2019 (the “adoption date”) and a cumulative-effect adjustment to equity. The comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods. As part of the adoption, the Company elected to utilize the package of practical expedients included in this guidance, which permitted the Company to not reassess (i) whether any expired or existing contracts contain leases; (ii) the lease classification for any expired or existing leases; and (iii) the initial direct costs for existing leases. In conjunction with the adoption of the new lease standard, the Company elected the following policies: (i) to account for lease and non-lease components as a single component for all classes of underlying assets and (ii) to not recognize short-term leases (i.e., a lease that is less than 12 months and does not contain a purchase option) within the unaudited Condensed Consolidated Balance Sheets, with the expense related to these short-term leases recorded in total operating expenses within the unaudited Condensed Consolidated Statements of Operations.
Penn Master Lease and Pinnacle Master Lease
The most significant impact of the adoption of the new lease standard relates to the accounting for our Master Leases with GLPI. Under previous GAAP, as contained within ASC Topic 840, “Leases” (“ASC 840”), the Company concluded that (i) the Penn Master Lease and (ii) the Pinnacle Master Lease to each be a failed sale-leaseback transaction resulting in (a) the land and building assets associated with the Master Leases to be recognized in “Property and equipment, net” within the unaudited Condensed Consolidated Balance Sheets, (b) the recognition of a financing obligation, with the associated interest recorded to “Interest expense, net” within the unaudited Condensed Consolidated Statements of Operations, and (c) the contingent rentals to be recorded as additional interest expense. Under the provisions of the new lease standard, the Company was required to evaluate its existing sale-leaseback transactions with GLPI to determine whether a sale had occurred, and if a sale had occurred, to determine the classification (operating or finance) of each component contained within each of the Master Leases.
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

The impact of the adoption of the new lease standard on our unaudited Condensed Consolidated Balance Sheets at January 1, 2019 was as follows (only financial statement line items impacted are presented):

		Impacts of:
(in millions)	As Reported as of December 31, 2018	Financing Obligations - Master Leases (1)	Finance Leases - Dayton and Mahoning Valley	Operating Leases - Master Leases (2)	Operating Lease - Meadows (3)	Other Operating Leases - Non-Master Leases	As Adjusted for ASC 842	Increase/(Decrease)
Assets
Current assets
Prepaid expenses	$63.0	$—	$—	$—	$—	$(1.0)	$62.0	$(1.0)
Total current assets	$677.6	$—	$—	$—	$—	$(1.0)	$676.6	$(1.0)
Property and equipment, net (4)	$6,868.8	$—	$(164.3)	$(1,407.4)	$—	$—	$5,297.1	$(1,571.7)
Goodwill	$1,228.4	$5.5	$—	$—	$—	$—	$1,233.9	$5.5
Operating lease right-of-use assets (5)	$—	$—	$—	$3,541.2	$112.8	$152.5	$3,806.5	$3,806.5
Finance lease right-of-use assets (6)	$—	$—	$224.5	$—	$—	$—	$224.5	$224.5
Total assets	$10,961.0	$5.5	$60.2	$2,133.8	$112.8	$151.5	$13,424.8	$2,463.8

Liabilities
Current liabilities
Current portion of financing obligations (7)	$67.8	$—	$(1.5)	$(16.2)	$—	$—	$50.1	$(17.7)
Current portion of operating lease liabilities (5)	$—	$—	$—	$72.9	$20.5	$8.9	$102.3	$102.3
Current portion of finance lease liabilities (6)	$—	$—	$5.8	$—	$—	$—	$5.8	$5.8
Accrued expenses and other current liabilities	$578.0	$—	$—	$—	$—	$(0.5)	$577.5	$(0.5)
Total current liabilities	$738.4	$—	$4.3	$56.7	$20.5	$8.4	$828.3	$89.9
Long-term portion of financing obligations (7)	$7,080.6	$5.5	$(181.3)	$(2,760.6)	$—	$—	$4,144.2	$(2,936.4)
Long-term portion of operating lease liabilities (5)	$—	$—	$—	$3,467.1	$92.3	$145.0	$3,704.4	$3,704.4
Long-term portion of finance lease liabilities (6)	$—	$—	$218.3	$—	$—	$—	$218.3	$218.3
Deferred income taxes (8)	$—	$—	$4.3	$299.5	$—	$—	$303.8	$303.8
Other noncurrent liabilities	$60.7	$—	$—	$—	$—	$(1.9)	$58.8	$(1.9)
Total liabilities	$10,229.8	$5.5	$45.6	$1,062.7	$112.8	$151.5	$11,607.9	$1,378.1
Stockholders’ equity
Retained earnings (accumulated deficit)	$(968.0)	$—	$14.6	$1,071.1	$—	$—	$117.7	$1,085.7
Total Penn stockholders’ equity	$731.2	$—	$14.6	$1,071.1	$—	$—	$1,816.9	$1,085.7
Total stockholders’ equity	$731.2	$—	$14.6	$1,071.1	$—	$—	$1,816.9	$1,085.7
Total liabilities and stockholders’ equity	$10,961.0	$5.5	$60.2	$2,133.8	$112.8	$151.5	$13,424.8	$2,463.8

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

Accounting Pronouncements to be Implemented in 2020
In June 2016, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurements of Credit Losses on Financial Instruments” (“ASU 2016-13”), which sets forth a “current expected credit loss” (referred to as “CECL”) model which requires the Company to measure all expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions, and reasonable supportable forecasts. This replaces the existing incurred loss model and is applicable to the measurement of credit losses on financial assets measured at amortized cost and applies to some off-balance sheet credit exposures. ASU 2016-13 is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years, and must be applied through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. The Company is currently assessing the impact of the adoption of ASU 2016-13 on its unaudited Condensed Consolidated Financial Statements.
In August 2018, the FASB issued ASU No. 2018-15, “Customer’s Accounting for Implementation Cost Incurred in a Cloud Computing Arrangement That Is a Service Contract” (“ASU 2018-15”). Under the new guidance, customers will apply the same criteria for capitalizing implementation costs as they would for an arrangement that has a software license. This will result in certain implementation costs being capitalized; the associated amortization charge will, however, be recorded as an operating expense. Under the previous guidance, costs incurred when implementing a cloud computing arrangement deemed to be a service contract are recorded as an operating expense when incurred. ASU 2018-15 is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Entities can choose to adopt the new guidance prospectively to eligible costs incurred on or after the date the guidance is first applied or retrospectively. The Company is currently assessing the impact of the adoption of ASU 2018-15 on its unaudited Condensed Consolidated Financial Statements.
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
The payment structure under the Penn Master Lease includes a fixed component, a portion of which is subject to an annual escalator of up to 2%, depending on the Adjusted Revenue to Rent Ratio (as defined in the Penn Master Lease) of 1.8:1, and a component that is based on the performance of the facilities, which is prospectively adjusted (i) every five years by an amount equal to 4% of the average change in net revenues of all facilities under the Penn Master Lease (other than Hollywood Casino

Columbus (“Columbus”) and Hollywood Casino Toledo (“Toledo”)) compared to a contractual baseline during the preceding five years (“Penn Percentage Rent”) and (ii) monthly by an amount equal to 20% of the net revenues of Columbus and Toledo in excess of a contractual baseline and subject to a rent floor specific to Toledo (see below). The next annual escalator test date is scheduled to occur effective November 1, 2019 and the next Penn Percentage Rent reset is scheduled to occur on November 1, 2023.
On May 23, 2019, the Company acquired all of the membership interests of Greektown Holdings, L.L.C. (as discussed in Note 5, “Acquisitions”), activating a competition clause within the Penn Master Lease, which introduced a rent floor specific to Toledo. As a result, an additional ROU asset and corresponding lease liability of $151.2 million was recognized associated with the operating lease component (the land). Lease payments resulting from the rent floor associated with components determined to continue to be the financing obligations (the building) are included in “Interest expense, net” within our unaudited Condensed Consolidated Statements of Operations.
Monthly rent in excess of the rent floor for Toledo and monthly rent associated with Columbus are variable and considered contingent rent. Expense related to the operating lease components (the land) associated with Columbus and Toledo are included in “General and administrative” within our unaudited Condensed Consolidated Statements of Operations and the variable expense related to the financing obligation component (the buildings) is included in “Interest expense, net” within our unaudited Condensed Consolidated Statements of Operations. The entire variable expense related to prior year periods was included in “Interest expense, net” pursuant to the failed sale-leaseback accounting treatment under ASC 840. Total monthly variable expenses were as follows:

	For the three months ended September 30,		For the nine months ended September 30,
(in millions)	2019	2018	2019	2018
Variable expenses included in “General and administrative”	$2.3	$—	$15.4	$—
Variable expenses included in “Interest expense, net”	2.1	11.8	14.1	36.8
Total variable expenses	$4.4	$11.8	$29.5	$36.8

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
Operating Leases
The Company’s operating leases consist mainly of (i) the Meadows Lease with GLPI, (ii) a triple net lease with VICI Properties Inc. (NYSE: VICI) (“VICI”) for the real estate assets used in the operation of Margaritaville Resort Casino (“Margaritaville”) (the “Margaritaville Lease”), (iii) a triple net lease with VICI for the real estate assets used in the operation of Greektown Casino-Hotel (“Greektown”) (the “Greektown Lease” and collectively with the Master Leases, the Meadows Lease, and the Margaritaville Lease, the “Triple Net Leases”), (iv) ground and levee leases to landlords which were not assumed by our REIT Landlords and remain an obligation of the Company, and (v) building and equipment not associated with our Master Leases. Certain of our lease agreements include rental payments based on a percentage of sales over specified contractual amounts, rental payments adjusted periodically for inflation, and rental payments based on usage. The Company’s leases include options to extend the lease terms. The Company’s operating lease agreements do not contain any material residual value guarantees or material restrictive covenants.

Information related to lease term and discount rate was as follows:

September 30, 2019
Weighted Average Remaining Lease Term
Operating leases (1)	27.8 years
Finance leases (2)	28.8 years
Financing obligations (3)	30.6 years

Weighted Average Discount Rate (4)
Operating leases	6.7%
Finance leases	6.8%
Financing obligations	8.1%

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

The components of lease expense were as follows:

	Classification
(in millions)	Gaming Expense	Food, Beverage, Hotel and Other Expense	General and Administrative	Interest Expense, net	Depreciation and Amortization	Total for the three months ended September 30, 2019
Operating Lease Costs
Rent expense associated with triple net leases classified as operating leases (1)	$—	$—	$96.3	$—	$—	$96.3
Operating lease cost (2)	—	0.1	4.1	—	—	4.2
Short-term lease cost	13.7	0.4	0.3	—	—	14.4
Variable lease cost (2)	0.8	—	0.2	—	—	1.0
Total	$14.5	$0.5	$100.9	$—	$—	$115.9

Finance Lease Costs
Interest expense (3)	$—	$—	$—	$3.8	$—	$3.8
Amortization expense (3)	—	—	—	—	2.0	2.0
Total	$—	$—	$—	$3.8	$2.0	$5.8

Financing Obligation Costs
Interest expense (4)	$—	$—	$—	$97.6	$—	$97.6

	Classification
(in millions)	Gaming Expense	Food, Beverage, Hotel and Other Expense	General and Administrative	Interest Expense, net	Depreciation and Amortization	Total for the nine months ended September 30, 2019
Operating Lease Costs
Rent expense associated with triple net leases classified as operating leases (1)	$—	$—	$271.0	$—	$—	$271.0
Operating lease cost (2)	0.3	0.4	12.5	—	—	13.2
Short-term lease cost	40.9	0.9	1.1	—	—	42.9
Variable lease cost (2)	2.0	—	0.8	—	—	2.8
Total	$43.2	$1.3	$285.4	$—	$—	$329.9

Finance Lease Costs
Interest expense (3)	$—	$—	$—	$11.5	$—	$11.5
Amortization expense (3)	—	—	—	—	5.9	5.9
Total	$—	$—	$—	$11.5	$5.9	$17.4

Financing Obligation Costs
Interest expense (4)	$—	$—	$—	$293.6	$—	$293.6

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

The following is a maturity analysis of our operating leases, finance leases and financing obligations as of September 30, 2019:

(in millions)	Operating Leases	Finance Leases	Financing Obligations
Years ending December 31,
2019 (excluding the nine months ended September 30, 2019)	$106.7	$5.4	$97.4
2020	420.1	21.4	374.7
2021	399.9	21.4	367.3
2022	396.9	21.4	367.3
2023	393.7	20.5	367.3
Thereafter	8,457.0	403.8	9,638.0
Total lease payments	10,174.3	493.9	11,212.0
Less: Imputed interest	(5,610.8)	(269.8)	(7,055.9)
Present value of future lease payments	4,563.5	224.1	4,156.1
Less: Current portion of lease obligations	(124.4)	(6.3)	(45.3)
Long-term portion of lease obligations	$4,439.1	$217.8	$4,110.8

During the three and nine months ended September 30, 2019, total payments made under our Triple Net Leases were $222.6 million and $645.4 million, respectively. During the three and nine months ended September 30, 2018, total payments made under our Penn Master Lease were $115.2 million and $347.0 million, respectively.

Supplemental cash flow information related to leases was as follows:

(in millions)	For the nine months ended September 30, 2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from finance leases	$11.5
Operating cash flows from operating leases	$296.0
Financing cash flows from finance leases	$4.6

Lessor
The Company leases its hotel rooms to patrons and records the corresponding lessor revenue in “Food, beverage, hotel and other revenues” within our unaudited Condensed Consolidated Statements of Operations. For the three and nine months ended September 30, 2019, the Company recognized $85.3 million and $236.9 million of lessor revenues related to the rental of hotel rooms, respectively. Hotel leasing arrangements vary in duration, but are short-term in nature. The cost and accumulated depreciation of property and equipment associated with hotel rooms is included in “Property and equipment, net” within our unaudited Condensed Consolidated Balance Sheets.
Note 5—Acquisitions
Greektown Casino-Hotel
On May 23, 2019, the Company acquired all of the membership interests of Greektown Holdings, L.L.C., for a net purchase price of $320.3 million, after working capital and other adjustments, pursuant to a transaction agreement among the Company, VICI Properties L.P., a wholly-owned subsidiary of VICI, and Greektown Mothership LLC. In connection with the acquisition, the real estate assets relating to Greektown were acquired by a subsidiary of VICI for an aggregate sales price of $700.0 million and the Company entered into the Greektown Lease, which has an initial annual rent of $55.6 million and an initial term of 15 years, with four five-year renewal options. The acquisition of the operations was financed through a combination of cash on hand and incremental borrowings under the Company’s Revolving Credit Facility (as defined in Note 9, “Long-term Debt”).
The Company is in the process of finalizing the assumptions that derive the fair value of certain assets acquired and liabilities assumed. Therefore, the allocation of the purchase price is preliminary and subject to change. During the three months ended September 30, 2019, we made the following adjustments to the preliminary purchase price:

(in millions)	Estimated fair value, as previously reported (1)	Measurement period adjustments	Estimated fair value, as adjusted
Cash and cash equivalents	$31.1	$—	$31.1
Receivables, prepaid expenses, and other current assets	15.6	(1.1)	14.5
Property and equipment	32.3	—	32.3
Goodwill (2)	61.7	1.1	62.8
Other intangible assets
Gaming license	166.4	—	166.4
Trademark	24.4	—	24.4
Customer relationships	3.3	—	3.3
Operating lease right-of-use assets	516.1	—	516.1
Finance lease right-of-use assets	4.2	—	4.2
Other assets	0.2	—	0.2
Total assets	$855.3	$—	$855.3

Accounts payable, accrued expenses and other current liabilities	$14.8	$—	14.8
Operating lease liabilities	516.0	—	516.0
Finance lease liabilities	4.2	—	4.2
Total liabilities	535.0	—	535.0
Net assets acquired	$320.3	$—	$320.3

(1)	Amounts were initially reported within the Company’s Quarterly Report on Form 10-Q for the three months ended June 30, 2019, filed with the SEC on August 8, 2019.

(2)	The goodwill has been assigned to our Northeast segment. The entire $62.8 million goodwill amount is deductible for tax purposes.
The Company utilizes the acquisition method of accounting in accordance with ASC Topic 805, “Business Combinations” (“ASC 805”), which requires us to allocate the purchase price to tangible and identifiable intangible assets based on their fair values. The excess of the purchase price over the fair value ascribed to tangible and identifiable intangible assets is recorded as goodwill. The Company used the income, market, or cost approach (or a combination thereof) for the valuation, as appropriate, and used valuation inputs in these models and analyses that were based on market participant assumptions. Market participants are considered to be buyers and sellers unrelated to the Company in the principal or most advantageous market for the asset or liability. Property and equipment acquired consists of non-REIT assets (e.g., equipment for use in gaming operations and furniture and equipment). We determined that the land and buildings subject to the Greektown Lease, which was entered into at the time of the acquisition, represent operating lease ROU assets with a corresponding operating lease liability calculated based on the present value of the future lease payments at the acquisition date in accordance with GAAP. Management determined the fair value of its office equipment, computer equipment and slot machine gaming devices based on the market approach and other property based on the cost approach, supported where available by observable market data, which includes consideration of obsolescence.
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
The following table includes the financial results of Greektown since the acquisition date, which are included within our unaudited Condensed Consolidated Statement of Operations for the three and nine months ended September 30, 2019:

(in millions)	For the three months ended September 30, 2019	Period from May 23, 2019 through September 30, 2019
Revenues	$78.2	$112.4
Net income	$3.9	$4.8

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
Pursuant to the Margaritaville Merger Agreement, a subsidiary of VICI merged with and into Holdco with Holdco surviving the merger as a wholly-owned subsidiary of VICI (the “Merger”) and owner of the real estate assets relating to Margaritaville. Pursuant to the MIPA, immediately following the consummation of the Merger, HoldCo sold its interests in its sole direct subsidiary and owner of the Margaritaville operating assets, to the Company. In connection with the acquisition, the real estate assets used in the operations of Margaritaville were acquired by VICI for $261.1 million and the Company entered into the Margaritaville Lease, which has an initial annual rent of $23.2 million and an initial term of 15 years, with four five-year renewal options. The acquisition of the operations was financed through incremental borrowings under the Company’s Revolving Credit Facility.
The Company is in the process of finalizing the assumptions that derive the fair value of certain assets acquired and liabilities assumed. Therefore, the allocation of the purchase price is preliminary and subject to change. During the three months ended September 30, 2019, we made the following adjustments to the preliminary purchase price:

(in millions)	Estimated fair value, as previously reported (1)	Measurement period adjustments	Estimated fair value, as adjusted
Cash and cash equivalents	$10.7	$—	$10.7
Receivables, prepaid expenses, and other current assets	7.1	—	7.1
Property and equipment	21.7	(1.0)	20.7
Goodwill (2)	39.5	1.0	40.5
Other intangible assets
Gaming license	48.1	—	48.1
Customer relationships	2.3	—	2.3
Operating lease right-of-use assets	196.2	—	196.2
Total assets	$325.6	$—	$325.6

Accounts payable, accrued expenses and other current liabilities	$9.5	$—	$9.5
Operating lease liabilities	196.2	—	196.2
Total liabilities	205.7	—	205.7
Net assets acquired	$119.9	$—	$119.9

(1)	Amounts were initially reported within the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2019, filed with the SEC on May 8, 2019.

(2)	The goodwill has been assigned to our South segment. The entire $40.5 million goodwill amount is deductible for tax purposes.
The Company utilizes the acquisition method of accounting in accordance with ASC 805, which requires us to allocate the purchase price to tangible and identifiable intangible assets based on their fair values. The excess of the purchase price over the fair value ascribed to tangible and identifiable intangible assets is recorded as goodwill. The Company used the income, market, or cost approach (or a combination thereof) for the valuation, as appropriate, and used valuation inputs in these models and analyses that were based on market participant assumptions. Property and equipment acquired consists of non-REIT assets (e.g., equipment for use in gaming operations and furniture and equipment). We determined that the land and buildings subject to the Margaritaville Lease, which was entered into at the time of the acquisition, represent operating lease ROU assets with a corresponding operating lease liability calculated based on the present value of the future lease payments at the acquisition date in accordance with GAAP. Management determined the fair value of its office equipment, computer equipment and slot machine gaming devices based on the market approach and other property based on the cost approach, supported where available by observable market data, which includes consideration of obsolescence.
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
The following table includes the financial results of Margaritaville since the acquisition date, which are included within our unaudited Condensed Consolidated Statement of Operations for the three and nine months ended September 30, 2019:

(in millions)	For the three months ended September 30, 2019	For the nine months ended September 30, 2019
Revenues	$39.6	$120.7
Net income	$2.6	$10.8

Pinnacle Acquisition
On October 15, 2018, the Company acquired all of the outstanding shares of Pinnacle, for a total purchase price of $2,816.2 million, which consisted of (i) a cash payment of $20.00 per share of Pinnacle common stock, totaling $1,252.2 million; (ii) issuance of Penn common stock in the amount of $749.7 million; and (iii) the retirement of $814.3 million of Pinnacle debt obligations (the “Pinnacle Acquisition”). In conjunction with the Pinnacle Acquisition, the Company divested the membership interests of certain Pinnacle subsidiaries, which operated the casinos known as Ameristar St. Charles, Ameristar Kansas City, Belterra Resort and Belterra Park, to Boyd Gaming Corporation (NYSE: BYD), and GLPI acquired the real estate assets associated with Plainridge Park Casino and concurrently leased back such assets to the Company. Additionally, as a part of the transaction, the Pinnacle Master Lease was assumed and amended by the Company. For more information on the Pinnacle Master Lease and related amendment, see Note 4, “Leases.”
During the third quarter of 2019, the Company finalized the allocation of the purchase price to the tangible and identifiable intangible assets acquired and liabilities assumed, with the excess recorded as goodwill. During the nine months ended September 30, 2019, prior to its finalization, we made the following adjustments to the preliminary purchase price allocation:

(in millions)	Estimated fair value, as previously reported (1)	Measurement period adjustments	Fair value, as finalized
Cash and restricted cash	$124.2	$—	$124.2
Assets held for sale	667.0	0.5	667.5
Other current assets	80.6	0.5	81.1
Property and equipment - non-Pinnacle Master Lease	318.9	(0.3)	318.6
Property and equipment - Pinnacle Master Lease (2)	3,984.1	(29.2)	3,954.9
Goodwill (3)	219.5	18.7	238.2
Other intangible assets
Gaming licenses	1,046.0	21.6	1,067.6
Trademarks	298.0	—	298.0
Customer relationships	22.4	—	22.4
Other long-term assets	38.9	—	38.9
Total assets	$6,799.6	$11.8	$6,811.4

Long-term financing obligation, including current portion (4)	$3,427.0	$5.5	$3,432.5
Other current liabilities	200.6	5.5	206.1
Deferred tax liabilities	339.2	0.8	340.0
Other long-term liabilities	16.6	—	16.6
Total liabilities	3,983.4	11.8	3,995.2
Net assets acquired	$2,816.2	$—	$2,816.2

(1)	Amounts were initially reported within the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on February 28, 2019.

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

	For the three months ended September 30,		For the nine months ended September 30,
(in millions)	2019	2018	2019	2018
Revenues	$1,354.5	$1,391.7	$4,093.8	$4,240.7
Net income attributable to Penn	$46.1	$36.1	$157.3	$153.2

Note 6—Property and Equipment
Property and equipment, net, consisted of the following:

(in millions)	September 30, 2019	December 31, 2018
Property and equipment - non-Master Leases
Land and improvements	$353.3	$344.0
Building, vessels and improvements	410.7	343.0
Furniture, fixtures and equipment	1,585.2	1,565.8
Leasehold improvements	178.4	152.9
Construction in progress	58.3	25.5
	2,585.9	2,431.2
Less: Accumulated depreciation	(1,524.8)	(1,400.2)
	1,061.1	1,031.0
Property and equipment - Master Leases
Land and improvements (1)	1,525.9	2,971.0
Building, vessels and improvements (1)	3,659.1	3,845.0
	5,185.0	6,816.0
Less: Accumulated depreciation	(1,090.9)	(978.2)
	4,094.1	5,837.8
Property and equipment, net	$5,155.2	$6,868.8

(1)
Upon adoption of ASC 842, approximately $1.4 billion of land was derecognized and replaced with operating lease ROU assets based on the present value of future lease payments and $180.4 million of building and improvements, gross, was derecognized and replaced with finance lease ROU assets based on the present value of future lease payments. See Note 3, “New Accounting Pronouncements.”

Depreciation expense was as follows:

	For the three months ended September 30,		For the nine months ended September 30,
(in millions)	2019	2018	2019	2018
Depreciation expense (1)	$97.9	$53.6	$291.8	$163.9

(1)	Of such amounts, $26.5 million, $22.7 million, $119.4 million, and $68.9 million, respectively, pertain to real estate assets subject to either of our Master Leases.
Note 7—Goodwill and Other Intangible Assets
A reconciliation of goodwill and accumulated goodwill impairment losses, by reportable segment, is as follows:

(in millions)	Northeast	South	West	Midwest	Other	Total
Balance as of December 31, 2018
Goodwill, gross	$848.4	$185.2	$210.4	$1,110.1	$156.1	$2,510.2
Accumulated goodwill impairment losses	(707.6)	(34.6)	(16.6)	(435.3)	(87.7)	(1,281.8)
Goodwill, net	140.8	150.6	193.8	674.8	68.4	1,228.4
Goodwill acquired during year	62.8	40.5	—	—	—	103.3
Other (1)	(1.5)	7.2	6.4	6.6	—	18.7
Balance as of September 30, 2019
Goodwill, gross	909.7	232.9	216.8	1,116.7	156.1	2,632.2
Accumulated goodwill impairment losses	(707.6)	(34.6)	(16.6)	(435.3)	(87.7)	(1,281.8)
Goodwill, net	$202.1	$198.3	$200.2	$681.4	$68.4	$1,350.4

(1)
Amounts relate to adjustments made to the preliminary purchase price allocation of Pinnacle during the nine months ended September 30, 2019, prior to it being finalized, as described in Note 5, “Acquisitions.”

The table below presents the gross carrying amount, accumulated amortization, and net carrying amount of each major class of other intangible assets:

	September 30, 2019			December 31, 2018
(in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Indefinite-lived intangible assets
Gaming licenses	$1,734.6	$—	$1,734.6	$1,498.3	$—	$1,498.3
Trademarks	322.4	—	322.4	298.0	—	298.0
Other	0.7	—	0.7	0.7	—	0.7
Amortizing intangible assets
Customer relationships	104.3	(64.6)	39.7	98.8	(51.5)	47.3
Other	62.0	(54.9)	7.1	61.9	(49.3)	12.6
Total other intangible assets	$2,224.0	$(119.5)	$2,104.5	$1,957.7	$(100.8)	$1,856.9
There were no impairment charges recorded on other intangible assets during the three and nine months ended September 30, 2019 and 2018.
Amortization expense related to our amortizing intangible assets was $6.4 million and $18.7 million, for the three and nine months ended September 30, 2019, respectively, as compared to $3.3 million and $11.9 million, for the three and nine months ended September 30, 2018, respectively. The following table presents the estimated amortization expense based on our amortizing intangible assets as of September 30, 2019 (in millions):

Remaining 2019	$5.9
2020	19.5
2021	5.6
2022	3.8
2023	3.6
Thereafter	8.4
Total	$46.8

Note 8—Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following:

(in millions)	September 30, 2019	December 31, 2018
Accrued salaries and wages	$125.3	$139.2
Accrued gaming, pari-mutuel, property, and other taxes	117.6	105.8
Accrued interest	5.8	15.8
Other accrued expenses (1)	218.0	204.6
Other current liabilities (2)	132.2	112.6
	$598.9	$578.0

(1)
Amounts include the obligation associated with our mychoice program and the current portion of advance payments on goods and services yet to be provided and for unpaid wagers, which are discussed in Note 2, “Significant Accounting Policies.”

(2)	Amounts include $74.1 million and $64.1 million, respectively, pertaining to the Company’s non-qualified deferred compensation plan that covers most management and other highly-compensated employees.

Note 9—Long-term Debt
Long-term debt, net of current maturities, was as follows:

(in millions)	September 30, 2019	December 31, 2018
Senior Secured Credit Facilities:
Revolving Credit Facility due 2023	$200.0	$112.0
Term Loan A Facility due 2023	681.1	707.7
Term Loan B-1 Facility due 2025	1,120.3	1,128.7
5.625% Notes due 2027	400.0	400.0
Other long-term obligations	89.2	104.6
Capital leases (1)	—	0.4
	2,490.6	2,453.4
Less: Current maturities of long-term debt	(62.9)	(62.1)
Less: Debt discount	(2.5)	(2.8)
Less: Debt issuance costs	(33.2)	(38.4)
	$2,392.0	$2,350.1

(1)	Reclassified to finance lease liabilities upon the adoption of ASC 842.
Senior Secured Credit Facilities
On January 19, 2017, the Company entered into an agreement to amend and restate its previous credit agreement, dated October 30, 2013, as amended, (the “Credit Agreement”), which provided for: (i) a five-year $700 million revolving credit facility (the “Revolving Credit Facility”), (ii) a five-year $300 million term loan A facility (the “Term Loan A Facility”), and (iii) a seven-year $500 million term loan B facility (the “Term Loan B Facility”). As of September 30, 2019, the Company had conditional obligations under letters of credit issued pursuant to the Senior Secured Credit Facilities with face amounts aggregating $30.0 million.
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
Loss on Early Extinguishment of Debt
In connection with voluntary principal repayments on the Term Loan B Facility, the Company recorded losses on early extinguishment of debt of $0.3 million and $3.8 million during the three and nine months ended September 30, 2018.

Interest expense, net
Interest expense, net, was as follows:

	For the three months ended September 30,		For the nine months ended September 30,
(in millions)	2019	2018	2019	2018
Interest expense	$(134.2)	$(114.8)	$(401.8)	$(346.4)
Interest income	0.6	0.2	1.2	0.7
Capitalized interest	0.1	—	0.1	—
	$(133.5)	$(114.6)	$(400.5)	$(345.7)
Covenants
Our Senior Secured Credit Facilities and 5.625% Notes require us, among other obligations, to maintain specified financial ratios and to satisfy certain financial tests. In addition, the Company’s Senior Secured Credit Facilities and 5.625% Notes restrict, among other things, our ability to incur additional indebtedness, incur guarantee obligations, amend debt instruments, pay dividends, create liens on assets, make investments, engage in mergers or consolidations, and otherwise restrict corporate activities. As of September 30, 2019, the Company was in compliance with all required financial covenants.
Other Long-Term Obligations
Ohio Relocation Fees
As of September 30, 2019 and December 31, 2018, other long-term obligations included $76.4 million and $91.3 million, respectively, related to the relocation fees for Dayton and Mahoning Valley, which opened in August 2014 and September 2014, respectively. The relocation fee for each facility is payable as follows: $7.5 million upon the opening of the facility and eighteen semi-annual payments of $4.8 million beginning one year after the commencement of operations. This obligation is accreted to interest expense at an effective yield of 5.0%. The amount included in interest expense related to this obligation was $1.0 million and $3.2 million for the three and nine months ended September 30, 2019, respectively, as compared to $1.2 million and $3.7 million for the three and nine months ended September 30, 2018, respectively.
Note 10—Investments in and Advances to Unconsolidated Affiliates
As of September 30, 2019, investment in and advances to unconsolidated affiliates primarily included the Company’s 50% investment in Kansas Entertainment, which is a joint venture with International Speedway, its 50% interest in Freehold Raceway, and its 50% joint venture with MAXXAM, Inc. (“MAXXAM”) that owns and operates racetracks in Texas.

Kansas Joint Venture
The Company has a 50% investment in Kansas Entertainment, which owns Hollywood Casino at Kansas Speedway. As of September 30, 2019 and December 31, 2018, the Company’s investment balance was $90.6 million and $89.4 million, respectively.
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

The following table provides summary income statement information of Kansas Entertainment for the comparative periods that are included within the Company’s unaudited Condensed Consolidated Statements of Operations:

	For the three months ended September 30,		For the nine months ended September 30,
(in millions)	2019	2018	2019	2018
Revenues	$40.6	$39.8	$120.2	$119.3
Operating expenses	19.6	27.4	73.8	83.0
Operating income	21.0	12.4	46.4	36.3
Net income	$21.0	$12.4	$46.4	$36.3

Net income attributable to Penn	$10.5	$6.2	$23.2	$18.1

Note 11—Income Taxes
The Company calculates the provision for income taxes during interim reporting periods by applying an estimate of the annual effective tax rate to its year-to-date pretax book income or loss. The tax effects of discrete items, including but not limited to, excess tax benefits associated with stock-based compensation, changes in judgment about valuation allowances and effects of changes in tax laws or rates, are reported in the interim period in which they occur. The effective tax rate (income taxes as a percentage of income before income taxes) including discrete items was 31.0% and 28.0% for the three and nine months ended September 30, 2019, respectively, as compared to 20.1% and 22.8% for the three and nine months ended September 30, 2018, respectively. The Company’s effective income tax rate can vary from period to period depending on, among other factors, the geographic and business mix of our earnings, changes to our state valuation allowance and the level of our tax credits. Certain of these and other factors, including our history and projections of pretax earnings, are considered in assessing our ability to realize our net deferred tax assets.
As discussed in Note 5, “Acquisitions,” the Company finalized its allocation of the purchase price pertaining to the Pinnacle Acquisition during the third quarter of 2019. During the nine months ended September 30, 2019, the effect of measurement period adjustments were an increase of $0.8 million to deferred tax liabilities.
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
Note 13—Stock-Based Compensation
Long Term Incentive Compensation Plans
The Company’s 2018 Long Term Incentive Compensation Plan (the “2018 Plan”) permits it to issue stock options (incentive and/or non-qualified), stock appreciation rights (“SARs”), restricted stock, phantom stock units (“PSUs”) and other equity and cash awards to employees. Non-employee directors are eligible to receive all such awards, other than incentive stock options. Prior to the 2018 Plan, the Company had the 2008 Long Term Incentive Compensation Plan (the “2008 Plan”), which expired in June 2018. Although awards can no longer be granted under the 2008 Plan, it remains in place until all of the awards previously granted thereunder have been paid, forfeited or expired. As of September 30, 2019, there were 8,442,068 shares available for future grants under the 2018 Plan.

Share Repurchase Program
On January 9, 2019, the Company announced a share repurchase program pursuant to which the Board of Directors authorized to repurchase up to $200 million of the Company’s common stock, which expires on December 31, 2020. During the nine months ended September 30, 2019, the Company repurchased 1,271,823 shares of its common stock in open market transactions for $24.9 million at an average price of $19.55 per share. All repurchased shares were retired.
Performance Share Program
On February 14, 2019, the Company’s Compensation Committee of the Board of Directors adopted a performance share program (the “Performance Share Program II”) pursuant to the 2018 Plan, which provides for the issuance of restricted stock awards and phantom stock units with performance-based vesting conditions. An aggregate of 278,780 performance shares, at target, was granted on February 14, 2019, with the grant having a three-year award period consisting of three one-year performance periods and a three-year service period. The performance threshold for vesting of these awards is 50% of target and, based on the level of achievement, up to 150% of target.
Stock Options
The Company granted 2,353,599 and 663,343 stock options during the nine months ended September 30, 2019 and 2018, respectively.
Stock-based Compensation Expense
Stock-based compensation expense, which pertains to our stock options, restricted stock, and other equity awards, for the three and nine months ended September 30, 2019 was $3.7 million and $10.4 million, respectively, as compared to $2.9 million and $8.8 million for the three and nine months ended September 30, 2018, respectively, and is included within the unaudited Condensed Consolidated Statements of Operations under “General and administrative.”
Stock Appreciation Rights
The fair value of SARs is calculated each reporting period and estimated using the Black-Scholes option pricing model. The Company’s SARs, which vest over a period of four years, are accounted for as liability awards since they will be settled in cash. Accordingly, the Company has a liability, which is included in “Accrued expenses and other current liabilities” within the unaudited Condensed Consolidated Balance Sheets, associated with its SARs of $6.6 million and $6.8 million as of September 30, 2019 and December 31, 2018, respectively.
For SARs held by employees of the Company, there was $5.5 million of total unrecognized compensation cost as of September 30, 2019 that will be recognized over the awards remaining weighted average vesting period of 2.62 years. For the three and nine months ended September 30, 2019, the Company recognized a reduction to compensation expense of $0.5 million and compensation expense of $2.0 million, respectively, as compared to compensation expense of $1.1 million and $6.9 million for the three and nine months ended September 30, 2018, respectively, associated with these awards. Compensation expense associated with our SARs is recorded in “General and administrative” within the unaudited Condensed Consolidated Statements of Operations. We paid $2.2 million and $9.8 million during the nine months ended September 30, 2019 and 2018, respectively, pertaining to the Company’s cash-settled SARs.
Phantom Stock Units
The Company’s PSUs, which vest over a period of three to four years, entitle employees and directors to receive cash based on the fair value of the Company’s common stock on the vesting date. The PSUs are accounted for as liability awards and are re-measured at fair value each reporting period until they become vested with compensation expense being recognized over the requisite service period. The Company has a liability, which is included in “Accrued expenses and other current liabilities” within the unaudited Condensed Consolidated Balance Sheets, associated with its PSUs of $1.3 million and $1.7 million as of September 30, 2019 and December 31, 2018, respectively.
For PSUs held by employees and directors of the Company, there was $3.1 million of total unrecognized compensation cost as of September 30, 2019 that will be recognized over the awards remaining weighted average vesting period of 1.85 years. For the three and nine months ended September 30, 2019, the Company recognized $0.5 million and $2.1 million, respectively, of compensation expense associated with these awards, as compared to $0.7 million and $2.2 million, for the three and nine months ended September 30, 2018, respectively. Compensation expense associated with our PSUs is recorded in “General and administrative” within the unaudited Condensed Consolidated Statements of Operations. We paid $2.5 million and $4.2 million during the nine months ended September 30, 2019 and 2018, respectively, pertaining to the Company’s cash-settled PSUs.
Note 14—Earnings per Share
The following table reconciles the weighted average common shares outstanding used in the calculation of basic earnings per share (“EPS”) to the weighted average common shares outstanding used in the calculation of diluted EPS for the three and nine months ended September 30, 2019 and 2018:

	For the three months ended September 30,		For the nine months ended September 30,
(in millions)	2019	2018	2019	2018
Determination of shares:
Weighted average common shares outstanding	115.2	91.9	115.8	91.5
Assumed conversion of dilutive employee stock-based awards	1.4	3.2	1.7	3.3
Assumed conversion of restricted stock	0.1	0.2	0.2	0.2
Diluted weighted average common shares outstanding	116.7	95.3	117.7	95.0

Options to purchase 2,519,816 and 2,139,874 shares and 660,436 and 655,952 shares were outstanding during the three and nine months ended September 30, 2019 and 2018, respectively, but were not included in the computation of diluted EPS because they were antidilutive.
The following table presents the calculation of basic and diluted EPS for the Company’s common stock for the three and nine months ended September 30, 2019 and 2018:

	For the three months ended September 30,		For the nine months ended September 30,
(in millions, except per share data)	2019	2018	2019	2018
Calculation of basic EPS:
Net income applicable to common stock	$43.9	$36.1	$136.4	$135.5
Weighted average common shares outstanding	115.2	91.9	115.8	91.5
Basic EPS	$0.38	$0.39	$1.18	$1.48
Calculation of diluted EPS:
Net income applicable to common stock	$43.9	$36.1	$136.4	$135.5
Diluted weighted average common shares outstanding	116.7	95.3	117.7	95.0
Diluted EPS	$0.38	$0.38	$1.16	$1.43

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
Equity Securities
As of September 30, 2019, we held $28.3 million in equity securities, including ordinary shares and warrants, which are reported as “Other assets” in our unaudited Condensed Consolidated Balance Sheet. As discussed in Note 2, “Significant Accounting Policies,” these equity securities are the result of entering into multi-year agreements with third-party sports betting operators for online sports betting and related iGaming market access across our portfolio during the third quarter of 2019.
The fair value of the equity securities was determined using Level 2 inputs, which use market approach valuation techniques. The primary inputs to those techniques include the quoted market price of the equity securities, foreign currency exchange rates, a discount for lack of marketability (“DLOM”) with respect to the ordinary shares, and a Black-Scholes option pricing model with respect to the warrants. The DLOM is based on the remaining term of the relevant lock-up periods and the volatility associated with the underlying equity securities. The Black-Scholes option pricing model utilizes the exercise price of the warrants, a risk-free rate, volatility associated with the underlying equity securities and the expected life of the warrants.
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
As of September 30, 2019 and December 31, 2018, PRP held $16.9 million in promissory notes issued by RDC and $7.5 million in local government corporation bonds issued by RDC, at amortized cost. The promissory notes and the local government corporation bonds are collateralized by the assets of Retama Park Racetrack. As of September 30, 2019, the promissory notes are included in “Other current assets” within our unaudited Condensed Consolidated Balance Sheet and the local government corporation bonds, which have long-term contractual maturities, are included in “Other assets” within our unaudited Condensed Consolidated Balance Sheet.
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
Other long-term obligations as of September 30, 2019 and December 31, 2018 included the relocation fees for Dayton and Mahoning Valley, which are discussed in Note 9, “Long-term Debt,” and a repayment obligation of a hotel and event center located near Hollywood Casino Lawrenceburg. The fair values of these long-term obligations are estimated based on rates consistent with the Company’s credit rating for comparable terms and debt instruments and are classified as Level 2 measurements.
Other Liabilities
Other liabilities as of September 30, 2019 and December 31, 2018 principally consists of contingent consideration related to Plainridge Park Casino and Absolute Bingo, which was acquired by PIV during the second quarter of 2018. The Plainridge Park Casino contingent consideration is calculated based on earnings of the gaming operations over the first 10 years of operations, which commenced on June 24, 2015. As of September 30, 2019 and December 31, 2018, we were contractually obligated to make six and seven additional annual payments, respectively. The Absolute Bingo contingent consideration is calculated based on earnings over the first two years of operations after the acquisition. As of September 30, 2019, we are contractually obligated to make one additional payment, which corresponds to the second year of operations after the acquisition, which will become payable in the third quarter of 2020. The fair value of these liabilities, which are both estimated based on an income approach using a discounted cash flow model and have been classified as Level 3 measurements, are included within our unaudited Condensed Consolidated Balance Sheets in “Accrued expenses and other current liabilities” or “Other noncurrent liabilities,” depending on the timing of the next payment.
The carrying amounts and estimated fair values by input level of the Company’s financial instruments were as follows:

	September 30, 2019
(in millions)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$406.9	$406.9	$406.9	$—	$—
Equity securities	$28.3	$28.3	$—	$28.3	$—
Held-to-maturity securities	$7.5	$7.8	$—	$7.8	$—
Promissory notes	$16.9	$17.3	$—	$17.3	$—
Financial liabilities:
Long-term debt
Senior Secured Credit Facilities	$1,966.3	$2,000.5	$2,000.5	$—	$—
5.625% Notes	$399.4	$411.0	$411.0	$—	$—
Other long-term obligations	$89.2	$82.5	$—	$82.5	$—
Other liabilities	$20.3	$20.3	$—	$2.8	$17.5

	December 31, 2018
(in millions)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$479.6	$479.6	$479.6	$—	$—
Held-to-maturity securities	$7.5	$7.9	$—	$7.9	$—
Promissory notes	$16.9	$17.4	$—	$17.4	$—
Financial liabilities:
Long-term debt
Senior Secured Credit Facilities	$1,907.9	$1,886.3	$1,886.3	$—	$—
5.625% Notes	$399.3	$360.0	$360.0	$—	$—
Other long-term obligations	$104.6	$96.3	$—	$96.3	$—
Other liabilities	$21.9	$21.8	$—	$2.8	$19.0

The following table summarizes the changes in fair value of our Level 3 liabilities measured on a recurring basis:

Other Liabilities
(in millions)	Contingent Consideration
Balance as of January 1, 2019	$19.0
Payments	(8.5)
Included in earnings (1)	7.0
Balance as of September 30, 2019	$17.5

(1)	The expense is included in “General and administrative” within our unaudited Condensed Consolidated Statements of Operations.
The following table summarizes the significant unobservable inputs used in calculating fair value for our Level 3 liabilities on a recurring basis as of September 30, 2019:

	Valuation Technique	Unobservable Input	Discount Rate
Contingent consideration - Plainridge Park Casino	Discounted cash flow	Discount rate	6.33%

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

	For the three months ended September 30,		For the nine months ended September 30,
(in millions)	2019	2018	2019	2018
Revenues:
Northeast segment	$628.9	$441.4	$1,778.6	$1,365.4
South segment	276.6	60.4	850.7	186.4
West segment	161.5	92.6	484.4	291.2
Midwest segment	275.8	185.4	815.3	559.0
Other (1)	12.4	9.9	31.9	30.6
Intersegment eliminations (2)	(0.7)	—	(0.7)	—
Total	$1,354.5	$789.7	$3,960.2	$2,432.6

Adjusted EBITDAR (3):
Northeast segment	$189.1	$141.3	$540.1	$434.6
South segment	89.0	17.1	279.6	58.8
West segment	50.6	21.8	151.0	71.8
Midwest segment	104.3	65.4	301.3	201.1
Other (1)	(25.0)	(15.9)	(66.1)	(47.0)
Intersegment eliminations (2)	(0.1)	—	(0.1)	—
Total (3)	407.9	229.7	1,205.8	719.3

Other operating benefits (costs) and other income (expenses):
Rent expense associated with triple net operating leases (4)	(96.3)	—	(271.0)	—
Stock-based compensation	(3.7)	(2.9)	(10.4)	(8.8)
Cash-settled stock-based awards variance	3.4	1.7	6.4	1.3
Loss on disposal of assets	(7.4)	(3.2)	(8.3)	(3.2)
Contingent purchase price	(1.2)	(0.4)	(7.0)	(1.7)
Pre-opening and acquisition costs	(7.4)	(5.2)	(15.5)	(17.2)
Depreciation and amortization	(106.3)	(56.9)	(316.4)	(175.8)
Recoveries on loan loss and unfunded loan commitments, net of impairment losses	—	—	—	16.4
Insurance recoveries, net of deductible charges	1.5	—	1.5	0.1
Non-operating items for Kansas JV	(0.9)	(1.3)	(2.8)	(3.9)
Interest expense, net	(133.5)	(114.6)	(400.5)	(345.7)
Loss on early extinguishment of debt	—	(0.3)	—	(3.8)
Other	7.2	(1.4)	7.2	(1.5)
Income before income taxes	63.3	45.2	189.0	175.5
Income tax expense	(19.6)	(9.1)	(53.0)	(40.0)
Net income	$43.7	$36.1	$136.0	$135.5

(1)
The Other category consists of the Company's standalone racing operations, namely Sanford-Orlando Kennel Club, located in Longwood, Florida, and the Company’s joint venture interests in Texas and New Jersey. The Other category also includes PIV; which operates social gaming, our internally-branded retail sportsbooks, and iGaming; our management contract for Retama Park Racetrack; and HPT. Expenses incurred for corporate and shared services activities that are directly attributable to a property or are otherwise incurred to support a property are allocated to each property.

The Other category also includes corporate overhead costs, which consist of certain expenses, such as: payroll, professional fees, travel expenses and other general and administrative expenses that do not directly relate to or have otherwise been allocated to a property.

(2)	Represents the elimination of intersegment operations associated with PIV and HPT.

(3)
We define Adjusted EBITDAR as earnings before interest expense, net; income taxes; depreciation and amortization; rent expense associated with triple net operating leases (see footnote (4) below); stock-based compensation; debt extinguishment and financing charges; impairment charges; insurance recoveries and deductible charges; changes in the estimated fair value of our contingent purchase price obligations; gain or loss on disposal of assets; the difference between budget and actual expense for cash-settled stock-based awards; pre-opening and acquisition costs; and other income or expenses. Adjusted EBITDAR is also inclusive of income or loss from unconsolidated affiliates, with our share of non-operating items (such as depreciation and amortization) added back for our joint venture in Kansas Entertainment.

(4)	The Company’s triple net operating leases include certain components of the Master Leases (primarily land), the Meadows Lease, the Margaritaville Lease, and the Greektown Lease.

	For the three months ended September 30,		For the nine months ended September 30,
(in millions)	2019	2018	2019	2018
Capital expenditures:
Northeast segment	$22.8	$11.0	$67.3	$23.7
South segment	5.0	2.3	21.5	5.8
West segment	3.7	2.4	17.8	7.6
Midwest segment	6.2	7.4	22.6	15.6
Other	4.0	0.9	7.5	4.3
Total capital expenditures	$41.7	$24.0	$136.7	$57.0

(in millions)	Northeast	South	West	Midwest	Other	Total
As of September 30, 2019
Investment in and advances to unconsolidated affiliates	$0.1	$—	$—	$90.6	$37.8	$128.5
Total assets (1)	$2,298.9	$1,423.8	$750.5	$1,475.9	$8,368.9	$14,318.0

As of December 31, 2018
Investment in and advances to unconsolidated affiliates	$0.1	$—	$—	$89.4	$39.0	$128.5
Total assets (2)	$1,330.2	$1,082.3	$755.7	$1,411.5	$6,381.3	$10,961.0

(1)
As of September 30, 2019, total assets of the Other category includes the real estate assets subject to the Master Leases, which are either classified as property and equipment, operating lease ROU assets, or finance lease ROU assets, depending on whether the underlying component of the Master Leases was determined to be an operating lease, a finance lease, or continue to be financing obligations, upon adoption of ASC 842.

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

EXECUTIVE OVERVIEW
Penn National Gaming, Inc., together with its subsidiaries, is a leading, diversified, multi-jurisdictional owner and manager of gaming and racing facilities and video gaming terminal (“VGT”) operations with a focus on slot machine entertainment. We also offer live sports betting at our facilities in Indiana, Iowa, Mississippi, Pennsylvania and West Virginia. In addition, the Company operates an interactive gaming division through its subsidiary, Penn Interactive Ventures, LLC (“PIV”), which recently launched iGaming in Pennsylvania. Our MYCHOICE® customer loyalty program provides its members with various benefits, including earning reward points redeemable for complimentary goods and/or services at our facilities and credit toward tier status based on gaming activity. References herein to “Penn,” the “Company,” “we,” “our,” or “us” refer to Penn National Gaming, Inc. and its subsidiaries, except where stated or the context otherwise indicates.
As of September 30, 2019, we owned, managed, or had ownership interests in 41 facilities in 19 jurisdictions. The majority of the gaming facilities used in the Company’s operations are subject to triple net master leases; the most significant of which are the Penn Master Lease and the Pinnacle Master Lease (as such terms are defined in the “Liquidity and Capital Resources” section below and collectively referred to as the “Master Leases”), with Gaming and Leisure Properties, Inc. (NASDAQ: GLPI) (“GLPI”), a real estate investment trust (“REIT”), as the landlord under the Master Leases.
In October 2018, the Company completed the acquisition of Pinnacle Entertainment, Inc. (“Pinnacle”), a leading regional gaming operator (the “Pinnacle Acquisition”), for $2,816.2 million (including the repayment of $814.3 million in debt obligations). In conjunction with the Pinnacle Acquisition, the Company divested the membership interests of certain Pinnacle subsidiaries which operated the casinos known as Ameristar St. Charles, Ameristar Kansas City, Belterra Resort and Belterra Park (referred to collectively as the “Divested Properties”), to Boyd Gaming Corporation (NYSE: BYD) (“Boyd”). Additionally, as a part of the transaction, GLPI acquired the real estate assets associated with Plainridge Park Casino and concurrently leased back such assets to the Company (the “Plainridge Park Casino Sale-Leaseback”). In connection with the sale of the Divested Properties as well as the Plainridge Park Casino Sale-Leaseback, the Pinnacle Master Lease, which was assumed by the Company concurrent with the closing of the Pinnacle Acquisition, was amended. The Pinnacle Acquisition added twelve gaming properties to our holdings and has provided us with greater operational scale and geographic diversity.
In May 2019, we acquired Greektown Casino-Hotel (“Greektown”) in Detroit, Michigan, subject to a triple net lease with VICI Properties Inc. (NYSE: VICI) (“VICI” and collectively with GLPI, our “REIT Landlords”) (the “Greektown Lease”) and, in January 2019, we acquired Margaritaville Casino Resort (“Margaritaville”) in Bossier City, Louisiana, subject to a triple net lease with VICI (the “Margaritaville Lease”). Further, we have planned two development projects in Pennsylvania: Hollywood Casino York and Hollywood Casino Morgantown, which are both Category 4 satellite gaming facilities. We have recently obtained all necessary local and regulatory approvals for both of these Category 4 facilities.
The vast majority of our revenues is gaming revenue, which is highly dependent upon the volume and spending levels of customers at our facilities. Our gaming revenue is derived primarily from slot machines (which represented approximately 92% and 87% of our gaming revenue in 2018 and 2017, respectively) and, to a lesser extent, table games and sports betting. Aside from gaming revenue, our revenues are derived from our hotel, dining, retail, admissions, program sales, concessions and certain other ancillary activities, and our racing operations. Our racing revenue includes our share of pari-mutuel wagering on live races after payment of amounts returned as winning wagers, our share of wagering from import and export simulcasting, and our share of wagering from our off-track wagering facilities.
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

For table games, customers usually purchase chips at the gaming tables. The cash and markers (extensions of credit granted to certain credit worthy customers) are deposited in the gaming table’s drop box. Table game hold is the amount of drop that is retained and recorded as gaming revenue, with liabilities recognized for funds deposited by customers before gaming play occurs and for unredeemed gaming chips. As we are primarily focused on regional gaming markets, our table game hold percentages are fairly stable as the majority of these markets do not regularly experience high-end play, which can lead to volatility in hold percentages. Therefore, changes in table game hold percentages do not typically have a material impact on our net income.
We believe that our portfolio of assets provides us the benefit of a geographically diversified cash flow from operations. Our properties generate significant operating cash flow since most of our revenue is cash-based from slot machines, table games, sports betting, and pari-mutuel wagering. Our business is capital intensive, and we rely on cash flow from our properties to generate operating cash to satisfy our obligations under the Triple Net Leases (as defined in the “Liquidity and Capital Resources” section below), repay debt, fund maintenance capital expenditures, fund new capital projects at existing properties and provide excess cash for future development and acquisitions.
We view each of our gaming and racing properties as an operating segment with the exception of our two properties in Jackpot, Nevada, which we view as one operating segment. We consider our combined VGT operations, by state, to be separate operating segments. During the fourth quarter of 2018, the Company made revisions to its reportable segments upon the consummation of the Pinnacle Acquisition. Apart from the addition of the new properties, the most significant change was dividing the South/West segment into two separate reportable segments. For financial reporting purposes, we aggregate our operating segments into the following reportable segments:

	Location	Real Estate Assets Lease or Ownership Structure
Northeast segment
Ameristar East Chicago	East Chicago, Indiana	Pinnacle Master Lease
Greektown Casino-Hotel (1)	Detroit, Michigan	Greektown Lease
Hollywood Casino Bangor	Bangor, Maine	Penn Master Lease
Hollywood Casino at Charles Town Races	Charles Town, West Virginia	Penn Master Lease
Hollywood Casino Columbus	Columbus, Ohio	Penn Master Lease
Hollywood Casino Lawrenceburg	Lawrenceburg, Indiana	Penn Master Lease
Hollywood Casino at Penn National Race Course	Grantville, Pennsylvania	Penn Master Lease
Hollywood Casino Toledo	Toledo, Ohio	Penn Master Lease
Hollywood Gaming at Dayton Raceway	Dayton, Ohio	Penn Master Lease
Hollywood Gaming at Mahoning Valley Race Course	Youngstown, Ohio	Penn Master Lease
Marquee by Penn (2)	Pennsylvania	N/A
Meadows Racetrack and Casino	Washington, Pennsylvania	Meadows Lease
Plainridge Park Casino	Plainville, Massachusetts	Pinnacle Master Lease
South segment (3)
1st Jackpot Casino	Tunica, Mississippi	Penn Master Lease
Ameristar Vicksburg	Vicksburg, Mississippi	Pinnacle Master Lease
Boomtown Biloxi	Biloxi, Mississippi	Penn Master Lease
Boomtown Bossier City	Bossier City, Louisiana	Pinnacle Master Lease
Boomtown New Orleans	New Orleans, Louisiana	Pinnacle Master Lease
Hollywood Casino Gulf Coast	Bay St. Louis, Mississippi	Penn Master Lease
Hollywood Casino Tunica	Tunica, Mississippi	Penn Master Lease
L’Auberge Baton Rouge	Baton Rouge, Louisiana	Pinnacle Master Lease
L’Auberge Lake Charles	Lake Charles, Louisiana	Pinnacle Master Lease
Margaritaville Resort Casino (4)	Bossier City, Louisiana	Margaritaville Lease
West segment
Ameristar Black Hawk	Black Hawk, Colorado	Pinnacle Master Lease
Cactus Petes and Horseshu (the “Jackpot Properties”)	Jackpot, Nevada	Pinnacle Master Lease
M Resort	Henderson, Nevada	Penn Master Lease
Tropicana Las Vegas	Las Vegas, Nevada	Owned
Zia Park Casino	Hobbs, New Mexico	Penn Master Lease
Midwest segment
Ameristar Council Bluffs	Council Bluffs, Iowa	Pinnacle Master Lease
Argosy Casino Alton (5)	Alton, Illinois	Penn Master Lease
Argosy Casino Riverside	Riverside, Missouri	Penn Master Lease
Hollywood Casino Aurora	Aurora, Illinois	Penn Master Lease
Hollywood Casino Joliet	Joliet, Illinois	Penn Master Lease
Hollywood Casino at Kansas Speedway (6)	Kansas City, Kansas	Owned - JV
Hollywood Casino St. Louis	Maryland Heights, Missouri	Penn Master Lease
Prairie State Gaming (2)	Illinois	N/A
River City Casino	St. Louis, Missouri	Pinnacle Master Lease

(1)	Acquired on May 23, 2019

(2)	VGT route operations

(3)	Resorts Casino Tunica closed on June 30, 2019, but remains subject to the Penn Master Lease.

(4)	Acquired on January 1, 2019

(5)	The riverboat is owned by us and not subject to the Penn Master Lease.

(6)
Pursuant to a joint venture with International Speedway Corporation and includes the Company’s 50% investment in Kansas Entertainment, LLC (“Kansas Entertainment”), which owns Hollywood Casino at Kansas Speedway.

RESULTS OF OPERATIONS
The following table highlights our revenues, net income, and Adjusted EBITDA, on a consolidated basis, as well as our revenues and Adjusted EBITDAR by reportable segment. Such segment reporting is on a basis consistent with how we measure our business and allocate resources internally. The financial information presented below reflects the revisions made to our reportable segments as a result of the Pinnacle Acquisition during the fourth quarter of 2018, including restating the prior period comparative financial information.
The Company considers net income to be the most directly comparable financial measure calculated in accordance with generally accepted accounting principles in the United States (“GAAP”) to Adjusted EBITDA and Adjusted EBITDAR, which are non-GAAP financial measures. Refer to the “Non-GAAP Financial Measures” section below for the definitions of Adjusted EBITDA, Adjusted EBITDA margin, Adjusted EBITDAR, and Adjusted EBITDAR margin; as well as a reconciliation of Net income to Adjusted EBITDA and Adjusted EBITDAR and related margins.

	For the three months ended September 30,		For the nine months ended September 30,
(dollars in millions)	2019	2018	2019	2018
Revenues:
Northeast segment (1)	$628.9	$441.4	$1,778.6	$1,365.4
South segment (1)	276.6	60.4	850.7	186.4
West segment (1)	161.5	92.6	484.4	291.2
Midwest segment (1)	275.8	185.4	815.3	559.0
Other (2)	12.4	9.9	31.9	30.6
Intersegment eliminations (3)	(0.7)	—	(0.7)	—
Total	$1,354.5	$789.7	$3,960.2	$2,432.6

Net income	$43.7	$36.1	$136.0	$135.5

Adjusted EBITDAR:
Northeast segment (1)	$189.1	$141.3	$540.1	$434.6
South segment (1)	89.0	17.1	279.6	58.8
West segment (1)	50.6	21.8	151.0	71.8
Midwest segment (1)	104.3	65.4	301.3	201.1
Other (2)	(25.0)	(15.9)	(66.1)	(47.0)
Intersegment eliminations (3)	(0.1)	—	(0.1)	—
Total (4)	407.9	229.7	1,205.8	719.3
Rent expense associated with triple net operating leases (5)	(96.3)	—	(271.0)	—
Adjusted EBITDA (6)	$311.6	$229.7	$934.8	$719.3

Net income margin	3.2%	4.6%	3.4%	5.6%
Adjusted EBITDAR margin (7)	30.1%	29.1%	30.4%	29.6%
Adjusted EBITDA margin (8)	23.0%	29.1%	23.6%	29.6%

(1)	See “Executive Overview” section for listing of properties included in each reportable segment.

(2)
The Other category consists of the Company’s standalone racing operations, namely Sanford-Orlando Kennel Club, and the Company’s joint venture interests in Sam Houston Race Park, Valley Race Park, and Freehold Raceway. The Other category also includes PIV; which operates social gaming, our internally-branded retail sportsbooks, and iGaming; our management contract for Retama Park Racetrack, and our live and televised poker tournament series that operates under the trade name, Heartland Poker Tour (“HPT”). Expenses incurred for corporate and shared services activities that are directly attributable to a property or are otherwise incurred to support a property are allocated to each property. The Other category also includes corporate overhead costs, which consists of certain expenses, such as: payroll, professional fees, travel expenses and other general and administrative expenses that do not directly relate to or have otherwise been allocated to a property.

(3)	Represents the elimination of intersegment operations associated with PIV and HPT.

(4)
The total is a mathematical calculation derived from the sum of segments (as well as the Other category and intersegment eliminations). As noted within the “Non-GAAP Financial Measures” section below, Adjusted EBITDAR is presented on a consolidated basis outside the financial statements solely as a valuation metric. Adjusted EBITDAR increased for the three and nine months ended September 30, 2019, as compared to the prior year periods, principally due to the acquisitions of Pinnacle, Margaritaville, and Greektown, which contributed a combined $180.9 million and $516.3 million, respectively.

(5)
Solely comprised of rent expense associated with the operating lease components contained within the Penn Master Lease and the Pinnacle Master Lease (primarily land), the Meadows Lease (as defined in the “Liquidity and Capital Resources” section below), the Margaritaville Lease, and the Greektown Lease (referred to collectively as our “triple net operating leases”). The finance lease components contained within our Penn Master Lease and our Pinnacle Master Lease (primarily buildings) result in interest expense, as opposed to rent expense.

(6)
Adjusted EBITDA increased for the three and nine months ended September 30, 2019, as compared to the prior year periods, due to the acquisitions of Pinnacle, Margaritaville, and Greektown, which contributed a combined $136.6 million and $401.5 million, respectively, offset by rent expense associated with the Penn Master Lease of $51.9 million and $156.2 million, respectively. Upon adoption of Accounting Standards Codification Topic 842, “Leases” (“ASC 842”) on January 1, 2019, certain components (primarily land) of the Penn Master Lease were classified as operating leases (recorded to rent expense) rather than financing obligations (recorded to interest expense) in the prior year periods. As rent expense is a normal, recurring cash operating expense, it is included within the calculation of Adjusted EBITDA.

(7)	As noted within the “Non-GAAP Financial Measures” section below, Adjusted EBITDAR margin is presented on a consolidated basis outside the financial statements solely as a valuation metric.

(8)	Adjusted EBITDA margin decreased for the three and nine months ended September 30, 2019, as compared to the prior year periods, principally due to the adoption of ASC 842 (see footnote (6) above).
Consolidated comparison of the three and nine months ended September 30, 2019 and 2018
Revenues
The following table presents our consolidated revenues at a disaggregated level:

	For the three months ended September 30,		Change		For the nine months ended September 30,		Change
(dollars in millions)	2019	2018	$	%	2019	2018	$	%
Revenues
Gaming	$1,088.5	$646.3	$442.2	68.4%	$3,185.2	$1,965.9	$1,219.3	62.0%
Food, beverage, hotel and other	266.0	138.8	127.2	91.6%	775.0	403.4	371.6	92.1%
Management service and license fees	—	0.7	(0.7)	(100.0)%	—	6.0	(6.0)	(100.0)%
Reimbursable management costs	—	3.9	(3.9)	(100.0)%	—	57.3	(57.3)	(100.0)%
Total revenues	$1,354.5	$789.7	$564.8	71.5%	$3,960.2	$2,432.6	$1,527.6	62.8%
Consolidated revenues increased principally as a result of the acquisitions of Pinnacle on October 15, 2018, Margaritaville on January 1, 2019, and Greektown on May 23, 2019, which contributed a combined $570.4 million and $1,607.8 million to the three and nine months ended September 30, 2019, respectively, of which $445.5 million and $1,258.6 million, respectively, was gaming revenues and $124.9 million and $349.2 million, respectively, was food, beverage, hotel and other revenues. The increases generated from our acquired properties were principally offset by adverse weather as well as flooding, which negatively impacted visitation at our existing properties, specifically those in our Midwest segment where total revenues of our existing properties decreased year-over-year by $2.3 million and $19.1 million, for the three and nine months ended September 30, 2019, respectively. See the “Segment comparison of the three and nine months ended September 30, 2019 and 2018” section below for more detailed explanations of the fluctuations in revenues.

Operating expenses
The following table presents our consolidated operating expenses:

	For the three months ended September 30,		Change		For the nine months ended September 30,		Change
(dollars in millions)	2019	2018	$	%	2019	2018	$	%
Operating expenses
Gaming	$587.5	$352.0	$235.5	66.9%	$1,699.1	$1,043.2	$655.9	62.9%
Food, beverage, hotel and other	171.2	96.0	75.2	78.3%	500.5	284.1	216.4	76.2%
General and administrative	309.7	125.1	184.6	147.6%	883.6	378.9	504.7	133.2%
Reimbursable management costs	—	3.9	(3.9)	(100.0)%	—	57.3	(57.3)	(100.0)%
Depreciation and amortization	106.3	56.9	49.4	86.8%	316.4	175.8	140.6	80.0%
Recoveries on loan loss and unfunded loan commitments, net of impairment losses	—	—	—	—%	—	(16.4)	16.4	(100.0)%
Total operating expenses	$1,174.7	$633.9	$540.8	85.3%	$3,399.6	$1,922.9	$1,476.7	76.8%
Gaming expenses consist primarily of salaries and wages associated with our gaming operations and gaming taxes. Food, beverage, hotel and other expenses consist principally of salaries and wages and costs of goods sold associated with our food, beverage, hotel, racing, and other operations. Gaming, food, beverage, hotel and other expenses for the three and nine months ended September 30, 2019 increased year over year primarily as a result of the acquisitions of Pinnacle, Margaritaville, and Greektown, which increased gaming expenses by a combined $232.4 million and $653.7 million, respectively, and food, beverage, hotel and other expenses by a combined $78.8 million and $221.6 million, respectively.
General and administrative expenses include items such as compliance, facility maintenance, utilities, property and liability insurance, surveillance and security, and certain housekeeping services, as well as all expenses for administrative departments such as accounting, purchasing, human resources, legal, and internal audit. General and administrative expenses also include lobbying expenses, gains and losses on disposal of assets, changes in the fair value of our contingent purchase price obligations, expense associated with cash-settled stock awards (including changes in fair value thereto) and rent expense associated with our triple net operating leases.
General and administrative expenses for the three and nine months ended September 30, 2019 increased year over year primarily as a result of the rent expense associated with our triple net operating leases of $96.3 million and $271.0 million, respectively, as well as $62.3 million and $185.2 million, respectively, of general and administrative expenses associated with the acquired Pinnacle properties. These increases were partially offset by decreases of $1.8 million and $5.1 million in the expense recognized on the Company’s cash-settled stock awards for the three and nine months ended September 30, 2019, respectively, as compared to the prior year periods, primarily as a result of decreases in the Company’s stock price during the three and nine months ended September 30, 2019 compared to increases in stock price during the prior year periods.
Reimbursable management costs relate to operating costs related to Casino Rama, which is located in Ontario, Canada, and Hollywood Casino-Jamul San Diego, which is located on the Jamul Tribe’s trust land in San Diego, California. The decreases for the three and nine months ended September 30, 2019, as compared to the prior year, are due to the fact that our management contract with Hollywood Casino-Jamul San Diego terminated in the second quarter of 2018 and our management contract with Casino Rama terminated in the third quarter of 2018.
Depreciation and amortization for the three and nine months ended September 30, 2019 increased year over year primarily due to the Pinnacle Acquisition, which contributed $27.8 million and $122.3 million, respectively, of depreciation and amortization, offset by decreases at several of our properties due to assets becoming fully depreciated and decreases in amortization expense at PIV of $0.5 million and $3.0 million, respectively. In addition, the three and nine months ended September 30, 2019 included $2.0 million and $5.9 million, respectively, of amortization on finance lease right-of-use assets.
Recoveries on loan loss and unfunded loan commitments, net of impairment losses was $16.4 million for the nine months ended September 30, 2018, which principally relates to the sale of the Company’s outstanding rights and obligations under its previous term loan C, including future unfunded commitments, with Jamul Indian Village Development Corporation, resulting in a recovery of $17.0 million.

Other income (expenses)
The following table presents our consolidated other income (expenses):

	For the three months ended September 30,		Change		For the nine months ended September 30,		Change
(dollars in millions)	2019	2018	$	%	2019	2018	$	%
Other income (expenses)
Interest expense, net	$(133.5)	$(114.6)	$(18.9)	16.5%	$(400.5)	$(345.7)	$(54.8)	15.9%
Income from unconsolidated affiliates	$9.8	$5.7	$4.1	71.9%	$21.7	$16.8	$4.9	29.2%
Loss on early extinguishment of debt	$—	$(0.3)	$0.3	(100.0)%	$—	$(3.8)	$3.8	(100.0)%
Income tax expense	$(19.6)	$(9.1)	$(10.5)	115.4%	$(53.0)	$(40.0)	$(13.0)	32.5%
Other	$7.2	$(1.4)	$8.6	N/M	$7.2	$(1.5)	$8.7	N/M
N/M - Not meaningful
Interest expense, net increased primarily due to the Pinnacle Master Lease, which contributed $47.1 million and $141.7 million, respectively, to the three and nine months ended September 30, 2019, and increases of $17.5 million and $48.3 million, respectively, associated with our long-term debt, which is the result of additional borrowings outstanding, principally to finance the Pinnacle Acquisition. Offsetting these increases were decreases of $51.3 million and $160.9 million in interest expense for the three and nine months ended September 30, 2019, respectively, associated with the Penn Master Lease due to the adoption of ASC 842, which resulted in certain components (primarily land) of the Penn Master Lease to be classified as operating leases (recorded to rent expense) rather than financing obligations (recorded to interest expense) in the prior year periods.
Income from unconsolidated affiliates relates principally to our joint venture in Kansas Entertainment. The increase for the three and nine months ended September 30, 2019 as compared to the prior year was principally attributable to Kansas Entertainment reaching a settlement pertaining to prior years’ property tax assessments, which will result in credits to be applied against future property tax assessments.
Loss on early extinguishment of debt for the three and nine months ended September 30, 2018 relates to the write-offs of previously unamortized debt issuance costs in connection with principal prepayments on our Term Loan B Facility (as defined in the “Liquidity and Capital Resources” section below), which was repaid in full during the fourth quarter of 2018. There were no prepayments of our long-term debt during the three and nine months ended September 30, 2019.
Income tax expense was $19.6 million and $53.0 million for the three and nine months ended September 30, 2019, respectively, as compared to $9.1 million and $40.0 million for the three and nine months ended September 30, 2018, respectively. Our effective tax rate (income taxes as a percentage of income from operations before income taxes) including discrete items was 31.0% and 28.0% for the three and nine months ended September 30, 2019, as compared to 20.1% and 22.8% for the three and nine months ended September 30, 2018, respectively, primarily due to the effect of the incremental pretax book income related to the Pinnacle Acquisition. The Company’s effective income tax rate can vary from period to period depending on, among other factors, the geographic and business mix of our earnings, changes to our state valuation allowance and the level of our tax credits. Certain of these and other factors, including our history and projections of pretax earnings, are considered in assessing our ability to realize our net deferred tax assets.
Other relates principally to an unrealized holding gain on equity securities (including warrants), which were acquired during the third quarter of 2019 in connection with the Company entering into multi-year agreements with sports betting operators for online sports betting and related iGaming market access across the Company’s portfolio. The Company recognized a holding gain of $7.1 million related to these equity securities during the three and nine months ended September 30, 2019.

Segment comparison of the three and nine months ended September 30, 2019 and 2018
Northeast Segment

	For the three months ended September 30,		Change		For the nine months ended September 30,		Change
(dollars in millions)	2019	2018	$	% / bps	2019	2018	$	% / bps
Revenues:
Gaming	$555.2	$391.1	$164.1	42.0%	$1,571.9	$1,182.1	$389.8	33.0%
Food, beverage, hotel and other	73.7	45.7	28.0	61.3%	206.7	130.5	76.2	58.4%
Management service and licensing fees	—	0.7	(0.7)	(100.0)%	—	6.0	(6.0)	(100.0)%
Reimbursable management costs	—	3.9	(3.9)	(100.0)%	—	46.8	(46.8)	(100.0)%
Total revenues	$628.9	$441.4	$187.5	42.5%	$1,778.6	$1,365.4	$413.2	30.3%

Adjusted EBITDAR	$189.1	$141.3	$47.8	33.8%	$540.1	$434.6	$105.5	24.3%
Adjusted EBITDAR margin	30.1%	32.0%		(190) bps	30.4%	31.8%		(140) bps
The Northeast segment’s total revenues and Adjusted EBITDAR benefited from the acquisitions of Pinnacle in October 2018 and Greektown in May 2019, which contributed a combined $190.2 million and $46.4 million, respectively, for the three months ended September 30, 2019; and a combined $464.3 million and $110.7 million, respectively, for the nine months ended September 30, 2019.
Northeast segment operating results also benefited from strong year-over-year performances at Hollywood Casino Columbus, Hollywood Gaming at Mahoning Valley and Hollywood Gaming at Dayton Raceway, which each individually grew Adjusted EBITDAR margin and, collectively, increased total revenues by $7.8 million and Adjusted EBITDAR by $4.2 million for the three months ended September 30, 2019 and $16.9 million and $9.6 million, respectively, for the nine months ended September 30, 2019. The operating results of Plainridge Park Casino were negatively impacted by the opening of a new competitor in June 2019, which we expect will continue in the future. Contraction in Northeast segment Adjusted EBITDAR margins was primarily due to the new competition impacting Plainridge Park Casino and the addition of Meadows Racetrack and Casino (“Meadows”), where gaming taxes are unfavorable as compared to the majority of other jurisdictions included in this segment.
Management services and licensing fees and reimbursable management costs decreased for the three and nine months ended September 30, 2019, as compared to the prior year periods, due to the termination of the Company’s Casino Rama management services agreement in July 2018.
South Segment

	For the three months ended September 30,		Change		For the nine months ended September 30,		Change
(dollars in millions)	2019	2018	$	% / bps	2019	2018	$	% / bps
Revenues:
Gaming	$201.2	$46.1	$155.1	336.4%	$628.1	$146.3	$481.8	329.3%
Food, beverage, hotel and other	75.4	14.3	61.1	427.3%	222.6	40.1	182.5	455.1%
Total revenues	$276.6	$60.4	$216.2	357.9%	$850.7	$186.4	$664.3	356.4%

Adjusted EBITDAR	$89.0	$17.1	$71.9	420.5%	$279.6	$58.8	$220.8	375.5%
Adjusted EBITDAR margin	32.2%	28.3%		390 bps	32.9%	31.5%		140 bps
The South segment’s total revenues and Adjusted EBITDAR benefited from the acquisitions of Pinnacle in October 2018 and Margaritaville in January 2019, which contributed a combined $218.7 million and $70.3 million, respectively, for the three months ended September 30, 2019; and a combined $669.5 million and $221.4 million, respectively, for the nine months ended September 30, 2019. The closure of Resorts Casino Tunica on June 30, 2019 negatively impacted South segment revenues, in total, and positively impacted South segment Adjusted EBITDAR margin for the three and nine months ended September 30, 2019. However, the closure of Resorts Casino Tunica benefited 1st Jackpot Casino, which experienced revenue and Adjusted EBITDAR growth for the three months ended September 30, 2019. Based on recent historical operating results of Resorts

Casino Tunica, we continue to expect that the closure of this property will benefit the South segment’s Adjusted EBITDAR and Adjusted EBITDAR margin in the future.
West Segment

	For the three months ended September 30,		Change		For the nine months ended September 30,		Change
(dollars in millions)	2019	2018	$	% / bps	2019	2018	$	% / bps
Revenues:
Gaming	$93.3	$47.5	$45.8	96.4%	$282.6	$144.6	$138.0	95.4%
Food, beverage, hotel and other	68.2	45.1	23.1	51.2%	201.8	136.1	65.7	48.3%
Reimbursable management costs	—	—	—	—%	—	10.5	(10.5)	(100.0)%
Total revenues	$161.5	$92.6	$68.9	74.4%	$484.4	$291.2	$193.2	66.3%

Adjusted EBITDAR	$50.6	$21.8	$28.8	132.1%	$151.0	$71.8	$79.2	110.3%
Adjusted EBITDAR margin	31.3%	23.5%		780 bps	31.2%	24.7%		650 bps
The West segment’s total revenues and Adjusted EBITDAR benefited from the acquisition of Pinnacle in October 2018, which contributed a combined $68.0 million and $28.6 million, respectively, for the three months ended September 30, 2019; and a combined $197.6 million and $79.9 million, respectively, for the nine months ended September 30, 2019. The West segment operating results for the nine months ended September 30, 2019 also benefited from strong year-over-year performance of Zia Park Casino, which experienced gaming volume growth while achieving operational efficiencies. Adjusted EBITDAR margins of the West segment grew significantly, primarily as a result of the additions of Ameristar Black Hawk and the Jackpot Properties, offset by contraction in Adjusted EBITDAR margin of Tropicana Las Vegas.
Reimbursable management costs decreased for the three and nine months ended September 30, 2019, as compared to the prior year periods, due to the termination of the Company’s management services agreement in May 2018 to manage Hollywood Casino-Jamul San Diego.
Midwest Segment

	For the three months ended September 30,		Change		For the nine months ended September 30,		Change
(dollars in millions)	2019	2018	$	% / bps	2019	2018	$	% / bps
Revenues:
Gaming	$236.1	$161.6	$74.5	46.1%	$699.8	$492.9	$206.9	42.0%
Food, beverage, hotel and other	39.7	23.8	15.9	66.8%	115.5	66.1	49.4	74.7%
Total revenues	$275.8	$185.4	$90.4	48.8%	$815.3	$559.0	$256.3	45.8%

Adjusted EBITDAR	$104.3	$65.4	$38.9	59.5%	$301.3	$201.1	$100.2	49.8%
Adjusted EBITDAR margin	37.8%	35.3%		250 bps	37.0%	36.0%		100 bps
The Midwest segment’s total revenues and Adjusted EBITDAR benefited from the acquisition of Pinnacle in October 2018, which contributed a combined $92.8 million and $35.5 million, respectively, for the three months ended September 30, 2019; and a combined $275.4 million and $103.7 million, respectively, for the nine months ended September 30, 2019.
Adverse winter weather during the first quarter of 2019 and severe flooding during the second quarter of 2019, negatively impacted visitation at several of our properties within the Midwest segment, resulting in year-over-year declines in total revenues and Adjusted EBITDAR at the majority of our existing properties for the nine months ended September 30, 2019. Despite challenges presented by the adverse weather and flooding, a focus on cost containment, operational efficiencies, and the additions of Ameristar Council Bluffs and River City Casino, resulted in increases in Adjusted EBITDAR margin for the nine months ended September 30, 2019. Hollywood Casino St. Louis and Argosy Casino Riverside experienced strong year-over-year performances, which benefited the Midwest segment’s total revenues, Adjusted EBITDAR, and Adjusted EBITDAR margin for the three months ended September 30, 2019. In addition, the three and nine months ended September 30, 2019 benefited by $2.8 million from Kansas Entertainment’s settlement of prior years’ property tax assessments, which will result in credits to be applied against future property tax assessments.

Other
Total revenues and Adjusted EBITDAR of the Other category were $12.4 million and $(25.0) million, respectively, for the three months ended September 30, 2019, and $31.9 million and $(66.1) million, respectively, for the nine months ended September 30, 2019. Revenues increased for the three and nine months ended September 30, 2019 by $2.5 million and $1.3 million, respectively, principally as a result of PIV, which began operating live sports betting at retail sportsbooks at the Company’s Ameristar Council Bluffs property, Ameristar East Chicago property and Hollywood Casino Lawrenceburg property as well as iGaming in Pennsylvania during the third quarter of 2019. Adjusted EBITDAR decreased for the three and nine months ended September 30, 2019 by $9.1 million and $19.1 million, respectively, principally as a result of an increase in corporate overhead costs, largely attributable to payroll and other general and administrative costs associated with the Pinnacle Acquisition, and a $2.7 million charge stemming from a change in contractual obligation included in the three months ended September 30, 2019.
Non-GAAP Financial Measures
Use and Definitions
In addition to GAAP financial measures, management uses Adjusted EBITDA, Adjusted EBITDA margin, Adjusted EBITDAR and Adjusted EBITDAR margin as non-GAAP financial measures. These non-GAAP financial measures should not be considered a substitute for, nor superior to, financial results and measures determined or calculated in accordance with GAAP.
We define Adjusted EBITDA as earnings before interest expense, net; income taxes; depreciation and amortization; stock-based compensation; debt extinguishment and financing charges; impairment charges; insurance recoveries and deductible charges; changes in the estimated fair value of our contingent purchase price obligations; gain or loss on disposal of assets, the difference between budget and actual expense for cash-settled stock-based awards; pre-opening and acquisition costs; and other income or expenses. Adjusted EBITDA is also inclusive of income or loss from unconsolidated affiliates, with our share of non-operating items (such as depreciation and amortization) added back for our joint venture in Kansas Entertainment. Adjusted EBITDA is inclusive of rent expense associated with our triple net operating leases. Although Adjusted EBITDA includes rent expense associated with our triple net operating leases, we believe Adjusted EBITDA is useful as a supplemental measure in evaluating the performance of our consolidated results of operations. We define Adjusted EBITDA margin as Adjusted EBITDA divided by consolidated revenues.
Adjusted EBITDA has economic substance because it is used by management as a performance measure to analyze the performance of our business, and is especially relevant in evaluating large, long-lived casino-hotel projects because it provides a perspective on the current effects of operating decisions separated from the substantial non-operational depreciation charges and financing costs of such projects. We present Adjusted EBITDA because it is used by some investors and creditors as an indicator of the strength and performance of ongoing business operations, including our ability to service debt, and to fund capital expenditures, acquisitions and operations. These calculations are commonly used as a basis for investors, analysts and credit rating agencies to evaluate and compare operating performance and value companies within our industry. In order to view the operations of their casinos on a more stand-alone basis, gaming companies, including us, have historically excluded from their Adjusted EBITDA calculations certain corporate expenses that do not relate to the management of specific casino properties. However, Adjusted EBITDA is not a measure of performance or liquidity calculated in accordance with GAAP. Adjusted EBITDA information is presented as a supplemental disclosure, as management believes that it is a commonly-used measure of performance in the gaming industry and that it is considered by many to be a key indicator of the Company’s operating results.
We define Adjusted EBITDAR as Adjusted EBITDA (as defined above) plus rent expense associated with triple net operating leases (which is a normal, recurring cash operating expense necessary to operate our business). Adjusted EBITDAR is presented on a consolidated basis outside the financial statements solely as a valuation metric. This metric is included as supplemental disclosure because (i) we believe Adjusted EBITDAR is traditionally used by gaming operator analysts and investors to determine the equity value of gaming operators and (ii) Adjusted EBITDAR is one of the metrics used by other financial analysts in valuing our business. We believe Adjusted EBITDAR is useful for equity valuation purposes because (i) its calculation isolates the effects of financing real estate; and (ii) using a multiple of Adjusted EBITDAR to calculate enterprise value allows for an adjustment to the balance sheet to recognize estimated liabilities arising from operating leases related to real estate. However, Adjusted EBITDAR when presented on a consolidated basis is not a financial measure in accordance with GAAP, and should not be viewed as a measure of overall operating performance or considered in isolation or as an alternative to net income because it excludes the rent expenses associated with our triple net operating leases and is provided for the limited purposes referenced herein.

Adjusted EBITDAR margin is defined as Adjusted EBITDAR on a consolidated basis (as defined above) divided by revenues on a consolidated basis. Adjusted EBITDAR margin is presented on a consolidated basis outside the financial statements solely as a valuation metric. We further define Adjusted EBITDAR margin by reportable segment as Adjusted EBITDAR for each segment divided by segment revenues.
Reconciliation of GAAP Financial Measures to Non-GAAP Financial Measures
The following table includes a reconciliation of net income, which is determined in accordance with GAAP, to Adjusted EBITDA and Adjusted EBITDAR, which are non-GAAP financial measures, as well as related margins:

	For the three months ended September 30,		For the nine months ended September 30,
(in millions)	2019	2018	2019	2018
Net income	$43.7	$36.1	$136.0	$135.5
Income tax expense	19.6	9.1	53.0	40.0
Loss on early extinguishment of debt	—	0.3	—	3.8
Income from unconsolidated affiliates	(9.8)	(5.7)	(21.7)	(16.8)
Interest expense, net	133.5	114.6	400.5	345.7
Other expense (income)	(7.2)	1.4	(7.2)	1.5
Operating income	179.8	155.8	560.6	509.7
Stock-based compensation (1)	3.7	2.9	10.4	8.8
Cash-settled stock-based award variance (1)(2)	(3.4)	(1.7)	(6.4)	(1.3)
Loss on disposal of assets (1)	7.4	3.2	8.3	3.2
Contingent purchase price (1)	1.2	0.4	7.0	1.7
Pre-opening and acquisition costs (1)	7.4	5.2	15.5	17.2
Depreciation and amortization	106.3	56.9	316.4	175.8
Recoveries on loan loss and unfunded loan commitments, net of impairment losses	—	—	—	(16.4)
Insurance recoveries, net of deductible charges (1)	(1.5)	—	(1.5)	(0.1)
Income from unconsolidated affiliates	9.8	5.7	21.7	16.8
Non-operating items for Kansas JV (3)	0.9	1.3	2.8	3.9
Adjusted EBITDA	311.6	229.7	934.8	719.3
Rent expense associated with triple net operating leases (1)	96.3	—	271.0	—
Adjusted EBITDAR	$407.9	$229.7	$1,205.8	$719.3

Net income margin	3.2%	4.6%	3.4%	5.6%
Adjusted EBITDA margin	23.0%	29.1%	23.6%	29.6%
Adjusted EBITDAR margin	30.1%	29.1%	30.4%	29.6%

(1)	These items are included in “General and administrative” within the Company’s unaudited Condensed Consolidated Statements of Operations.

(2)
Our cash-settled stock-based awards are adjusted to fair value each reporting period based primarily on the price of the Company’s common stock. As such, significant fluctuations in the price of the Company’s common stock during any reporting period could cause significant variances to budget on cash-settled stock-based awards. During the three and nine months ended September 30, 2019 and the three months ended September 30, 2018, the price of the Company’s common stock decreased slightly, which resulted in favorable variances to budget. Although the price of the Company’s common stock increased slightly during the nine months ended September 30, 2018, the price increase was below budget, which also resulted in a favorable variance to budget.

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

	For the nine months ended September 30,		Change
(dollars in millions)	2019	2018	$	%
Net cash provided by operating activities	$519.2	$300.2	$219.0	73.0%
Net cash used in investing activities	$(542.1)	$(84.1)	$(458.0)	544.6%
Net cash used in financing activities	$(33.9)	$(250.3)	$216.4	(86.5)%
Operating Cash Flow
The increase in net cash provided by operating activities of $219.0 million for the nine months ended September 30, 2019, compared to the prior year, is primarily due to an increase in cash receipts from customers, offset by increases in cash paid to suppliers and vendors and cash paid to employees, all driven primarily by the acquisitions of Pinnacle, Margaritaville, and Greektown. In addition, during the nine months ended September 30, 2019, we received an upfront payment of $12.5 million pursuant to a multi-year agreement with a sports betting operator for online sports betting and iGaming market access. Furthermore, net cash provided by operating activities was impacted by year-over-year increases in rent and interest payments made under the Master Leases, the Meadows Lease, the Margaritaville Lease, and the Greektown Lease (collectively referred to as our “Triple Net Leases”) of $303.7 million, principally due to the Pinnacle Master Lease, and in interest payments made on long-term debt of $49.6 million, primarily due to the debt refinancing in October 2018, which increased our total long-term debt.
Investing Cash Flow
The increase in net cash used in investing activities of $458.0 million for the nine months ended September 30, 2019, compared to the prior year, is primarily due to the acquisitions of the operations of Margaritaville and Greektown for $109.1 million and $289.2 million, both net of cash acquired, respectively, as well as an increase in capital expenditures (as discussed below). These increases were partially offset by a $57.2 million decrease in cash paid for gaming licenses and other intangible assets, which is driven by the purchases of two separate Category 4 gaming licenses in York County, Pennsylvania for $50.1 million and Berks County, Pennsylvania for $7.5 million in the prior year. As a part of the acquisitions of Margaritaville and Greektown, the Company entered into sale-leaseback transactions with VICI in the amounts of $261.1 million and $700.0 million, respectively, which had no net impact on the determination of net cash used in investing activities for the nine months ended September 30, 2019.
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
The following table summarizes our expected project capital expenditures by segment for the year ending December 31, 2019, and actual expenditures for the nine months ended September 30, 2019. The table below should not be utilized to predict future expected project capital expenditures subsequent to 2019.

	Project Capital Expenditures
(in millions)	Expected for Year Ending December 31, 2019	Actual for the Nine Months Ended September 30, 2019	Balance to Expend in 2019
Northeast (1)	$36.5	$18.2	$18.3
Total	$36.5	$18.2	$18.3

(1)	Includes $15.0 million for Hollywood Casino York and $21.5 million for Hollywood Casino Morgantown, which we currently expect to both be part of the Northeast segment.
The development of Hollywood Casino York, our first Category 4 satellite casino, which will be located in the York Galleria Mall in Springettsbury Township, will represent an overall capital investment of approximately $120 million inclusive of the gaming license acquired in the prior year. Hollywood Casino Morgantown, our second Category 4 satellite casino, will be built on a vacant 36-acre site in Caernarvon Township with a capital investment of approximately $111 million inclusive of the gaming license acquired in the prior year. We anticipate that both of these projects will be complete by the end of 2020.

	Maintenance Capital Expenditures
(in millions)	Expected for Year Ending December 31, 2019	Actual for the Nine Months Ended September 30, 2019	Balance to Expend in 2019
Northeast	$68.4	$49.1	$19.3
South	32.6	21.5	11.1
West	26.3	17.8	8.5
Midwest	30.7	22.6	8.1
Other	14.8	7.5	7.3
Total	$172.8	$118.5	$54.3
During the nine months ended September 30, 2019 and 2018, we spent $118.5 million and $54.8 million, respectively, on maintenance capital expenditures, including slot machines and other gaming equipment. For the nine months ended September 30, 2019, maintenance capital expenditures increased year over year principally due to the acquisition of Pinnacle, which added 12 properties.
Financing Cash Flow
The decrease in net cash used in financing activities of $216.4 million for the nine months ended September 30, 2019, compared to the prior year, is primarily due to a $306.0 million increase in borrowings and a $9.9 million decrease in principal payments on financing obligations due to the fact that a portion of the payments made to GLPI is now classified as rent, which is included in operating activities, subsequent to the adoption of ASC 842. These items were partially offset by a $62.1 million increase in repayments of our long-term debt, $24.9 million spent to repurchase shares of the Company’s common stock pursuant to its share repurchase program, and $4.6 million in principal payments on finance leases.
Senior Secured Credit Facilities
As of September 30, 2019, the Company’s Senior Secured Credit Facilities (as defined below) had a gross outstanding balance of $2,001.4 million, consisting of a $681.1 million Term Loan A Facility and a $1,120.3 million Term Loan B-1 Facility (as such terms are defined below), and a Revolving Credit Facility, which had $200.0 million drawn as of September 30, 2019. Additionally, as of September 30, 2019, the Company had conditional obligations under letters of credit issued pursuant to the Senior Secured Credit Facilities with face amounts aggregating $30.0 million, resulting in $470.0 million of available borrowing capacity under the Revolving Credit Facility.
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

Covenants
The Company’s Senior Secured Credit Facilities and 5.625% Notes require us, among other obligations, to maintain specified financial ratios and to satisfy certain financial tests. In addition, the Company’s Senior Secured Credit Facilities and 5.625% Notes restrict, among other things, its ability to incur additional indebtedness, incur guarantee obligations, amend debt instruments, pay dividends, create liens on assets, make investments, engage in mergers or consolidations, and otherwise restrict corporate activities. As of September 30, 2019, the Company was in compliance with all required financial covenants.
Triple Net Leases
The majority of the gaming facilities used in the Company’s operations are subject to triple net master leases; the most significant of which are the Penn Master Lease and the Pinnacle Master Lease. Subsequent to the adoption of ASC 842, the Company’s Master Leases are accounted for as either operating leases, finance leases, or determined to continue to be financing obligations. Prior to the adoption of ASC 842, all components contained within our Master Leases were accounted for as financing obligations. In addition, three of the Company’s gaming facilities, Meadows, Margaritaville, and Greektown, are subject to individual triple net leases. As previously mentioned, we refer to our Penn Master Lease, our Pinnacle Master Lease, our Meadows Lease, our Margaritaville Lease, and our Greektown Lease, collectively as our Triple Net Leases. See the “Cash Payments to our REIT Landlords under Triple Net Leases” section below for tabular information on the payments made during the three and nine months ended September 30, 2019 pertaining to our Triple Net Leases.
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
The payment structure under the Penn Master Lease includes a fixed component, a portion of which is subject to an annual escalator of up to 2%, depending on the Adjusted Revenue to Rent Ratio (as defined in the Penn Master Lease) of 1.8:1, and a component that is based on the performance of the facilities, which is prospectively adjusted (i) every five years by an amount equal to 4% of the average change in net revenues of all facilities under the Penn Master Lease (other than Hollywood Casino Columbus and Hollywood Casino Toledo (“Columbus and Toledo”)) compared to a contractual baseline during the preceding five years (“Penn Percentage Rent”) and (ii) monthly by an amount equal to 20% of the net revenues of Columbus and Toledo in excess of a contractual baseline and subject to a rent floor specific to Hollywood Casino Toledo. Effective November 1, 2018, the Penn Percentage Rent reset resulted in an annual rent reduction of $11.3 million, which will be in effect until the next Penn Percentage Rent reset, scheduled to occur on November 1, 2023.
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
Meadows Lease, Margaritaville Lease, and Greektown Lease
In connection with the Pinnacle Acquisition, the Company assumed a triple net lease of the real estate assets used in the operation of Meadows, originally effective September 9, 2016 (the “Meadows Lease”), with GLPI as the landlord. Upon assumption of the Meadows Lease, there were eight years remaining of the initial 10-year term, with three subsequent, five-year renewal options followed by one four-year renewal option on the same terms and conditions, exercisable at the Company’s option. The payment structure under the Meadows Lease includes a fixed component (“Meadows Base Rent”), which is subject to an annual escalator of up to 5% for the initial term or until the lease year in which Meadows Base Rent plus Meadows Percentage Rent (see defined below) is a total of $31.0 million, subject to certain adjustments, and up to 2% thereafter, subject to an Adjusted Revenue to Rent Ratio (as defined in the Meadows Lease) of 2.0:1. The Meadows Percentage Rent is based on the performance of the facility, which is prospectively adjusted for the next two-year period equal to 4% of the average annual net revenues during the trailing two-year period. The next Meadows Percentage Rent reset is scheduled to occur on October 1, 2020.
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
Cash Payments to our REIT Landlords under Triple Net Leases
Total cash payments made to our REIT Landlords, GLPI and VICI, were as follows:

	For the three months ended September 30,		For the nine months ended September 30,
(in millions)	2019	2018	2019	2018
Penn Master Lease	$114.0	$115.2	$342.9	$347.0
Pinnacle Master Lease	82.3	—	245.6	—
Meadows Lease	6.6	—	19.7	—
Margaritaville Lease	5.8	—	17.3	—
Greektown Lease	13.9	—	19.9	—
Cash payments to our REIT Landlords under Triple Net Leases	$222.6	$115.2	$645.4	$347.0
Other Long-Term Obligations
Relocation Fees
As of September 30, 2019 and December 31, 2018, other long-term obligations included $76.4 million and $91.3 million, respectively, related to the relocation fees for Hollywood Gaming at Dayton Raceway and Hollywood Gaming at Mahoning Valley Race Course, which opened in August 2014 and September 2014, respectively. The relocation fee for each facility is payable as follows: $7.5 million upon the opening of the facility and eighteen semi-annual payments of $4.8 million beginning one year after the commencement of operations.
Outlook
Based on our current level of operations, we believe that cash generated from operations and cash on hand, together with amounts available under our Senior Secured Credit Facilities, will be adequate to meet our anticipated obligations under our Triple Net Leases, debt service requirements, capital expenditures and working capital needs for the foreseeable future. However, we cannot be certain that our business will generate sufficient cash flow from operations, that the U.S. economy will continue to grow, that our anticipated earnings projections will be realized, that we will fully achieve the synergies in connection with the Pinnacle Acquisition, or that future borrowings will be available under our Senior Secured Credit Facilities or otherwise will be available in the credit markets to enable us to service our indebtedness or to make anticipated capital expenditures. In addition, we expect a majority of our future growth to come from acquisitions of gaming properties at reasonable valuations; greenfield projects; jurisdictional expansions and property expansion in under-penetrated markets; and through the pursuit of opportunities within other distribution channels, such as retail gaming, live sports betting, social gaming, and iGaming. If we consummate significant acquisitions in the future or undertake any significant property expansions, our cash requirements may increase significantly and we may need to make additional borrowings or complete equity or debt financings to meet these requirements. Our future operating performance and our ability to service or refinance our debt will be subject to future economic conditions and to financial, business and other factors, many of which are beyond our control. See “Risk Factors—Risks Related to Our Capital Structure” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 for a discussion of the risks related to our capital structure.
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

CRITICAL ACCOUNTING ESTIMATES
A complete discussion of our critical accounting estimates is included in our Form 10-K for the fiscal year ended December 31, 2018. There have been no significant changes in our critical accounting estimates during the three months ended September 30, 2019.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
For information with respect to new accounting pronouncements and the impact of these pronouncements on our unaudited Condensed Consolidated Financial Statements, see Note 3, “New Accounting Pronouncements,” in the notes to our unaudited Condensed Consolidated Financial Statements.

IMPORTANT FACTORS REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements can be identified by the use of forward-looking terminology such as “expects,” “believes,” “estimates,” “projects,” “intends,” “plans,” “seeks,” “may,” “will,” “should,” or “anticipates” or the negative or other variations of these or similar words, or by discussions of future events, strategies or risks and uncertainties. Specifically, forward-looking statements may include, among others, statements concerning: our expectations of future results of operations and financial condition; expectations for our properties or our development projects; the timing, cost and expected impact of planned capital expenditures on our results of operations; our expectations with regard to the impact of competition; our expectations with regard to acquisitions, potential divestitures and development opportunities, as well as the integration of and synergies related to any companies we have acquired or may acquire; the outcome and financial impact of the litigation in which we are or will be periodically involved; the actions of regulatory, legislative, executive or judicial decisions at the federal, state or local level with regard to our business and the impact of any such actions; our ability to maintain regulatory approvals for our existing businesses and to receive regulatory approvals for our new businesses; our expectations with regard to the impact of competition in online sports betting, iGaming and sportsbooks as well as the potential impact of this business line on our existing businesses; the performance of our partners in online sports betting, iGaming and sportsbooks, including the risks associated with any new business, the actions of regulatory, legislative, executive or judicial decisions at the federal, state or local level with regard to online sports betting, iGaming and sportsbooks and the impact of any such actions; and our expectations regarding economic and consumer conditions. As a result, actual results may vary materially from expectations.
Although we believe that our expectations are based on reasonable assumptions within the bounds of our knowledge of our business, there can be no assurance that actual results will not differ materially from our expectations. Meaningful factors that could cause actual results to differ from expectations include, but are not limited to, risks related to the following: the ability of our operating teams to drive revenue and margins; the impact of significant competition from other gaming and entertainment operations; our ability to obtain timely regulatory approvals required to own, develop and/or operate our facilities, or other delays, approvals or impediments to completing our planned acquisitions or projects, construction factors, including delays, and increased costs; the passage of state, federal or local legislation (including referenda) that would expand, restrict, further tax, prevent or negatively impact operations in or adjacent to the jurisdictions in which we do or seek to do business (such as a smoking ban at any of our facilities (as recently occurred with the new Illinois legislation) or the award of additional gaming licenses proximate to our facilities); the effects of local and national economic, credit, capital market, housing, and energy conditions on the economy in general and on the gaming and lodging industries in particular; the activities of our competitors

(commercial and tribal) and the rapid emergence of new competitors (traditional, internet, social, sweepstakes based and VGTs in bars and truck stops); increases in the effective rate of taxation for any of our operations or at the corporate level; our ability to identify attractive acquisition and development opportunities (especially in new business lines) and to agree to terms with, and maintain good relationships with partners/municipalities for such transactions; the costs and risks involved in the pursuit of such opportunities and our ability to complete the acquisition or development of, and achieve the expected returns from, such opportunities; our expectations for the continued availability and cost of capital; the impact of weather, including flooding, hurricanes and tornadoes; changes in accounting standards; the risk of failing to maintain the integrity of our information technology infrastructure and safeguard our business, employee and customer data (particularly as our interactive segment grows); factors which may cause the Company to curtail or suspend the share repurchase program; with respect to our interactive gaming and sports betting endeavors, the impact of significant competition from other companies for online sports betting, iGaming and sportsbooks, the Company’s ability to obtain timely regulatory approvals required to own, develop and/or operate sportsbooks may be delayed and there may be impediments and increased costs to launching the online betting, iGaming and sportsbooks, including delays, and increased costs, intellectual property and legal and regulatory challenges, as well as our ability to successfully develop innovative products that attract and retain a significant number of players in order to grow our revenues and earnings, our ability to establish key partnerships, our ability to generate meaningful returns and the risks inherent in any new business; the passage of state, federal or local legislation (including referenda) that would expand, restrict, further tax, prevent or negatively impact operations in or adjacent to the jurisdictions in which we do or seek to do business; with respect to Illinois Gaming Investors, LLC, d/b/a Prairie State Gaming, risks relating to potential changes in the VGT laws, our ability to successfully compete in the VGT market, our ability to retain existing customers and secure new customers, risks relating to municipal authorization of VGT operations and the implementation and the ultimate success of the products and services being offered; with respect to our proposed Pennsylvania Category 4 casinos in York and Berks counties, risks relating to construction, including the receipt of all requisite approvals, and our ability to achieve our expected budgets, timelines and investment returns, including the ultimate location of other gaming facilities in the Commonwealth of Pennsylvania; risks related to the integration of Pinnacle, the Margaritaville operations, and the Greektown operations, and the ability to realize the anticipated financial results and synergies as a result of such acquisitions, potential adverse reactions or changes to business or employee relationships, including those resulting from the transactions; and other factors as discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, subsequent Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, each as filed with the United States Securities and Exchange Commission. The Company does not intend to update publicly any forward-looking statements except as required by law.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
We are exposed to market risk from adverse changes in interest rates with respect to the short-term floating interest rate on borrowings under our Senior Secured Credit Facilities. As of September 30, 2019, the Company’s Senior Secured Credit Facilities had a gross outstanding balance of $2,001.4 million, consisting of a $681.1 million Term Loan A Facility, a $1,120.3 million Term Loan B-1 Facility, and a Revolving Credit Facility, which had $200.0 million drawn as of September 30, 2019.
The table below provides information as of September 30, 2019 about our long-term debt obligations that are sensitive to changes in interest rates, including the notional amounts maturing during the twelve month period presented and the related weighted average interest rates by maturity dates.

(dollars in millions)	10/01/19 - 09/30/20	10/01/20 - 09/30/21	10/01/21 - 09/30/22	10/01/22 - 09/30/23	10/01/23 - 09/30/24	Thereafter	Total	Fair Value
Fixed rate	$—	$—	$—	$—	$—	$400.0	$400.0	$411.0
Average interest rate						5.625%
Variable rate	$46.7	$59.9	$77.6	$82.1	$671.3	$1,063.8	$2,001.4	$2,000.5
Average interest rate (1)	3.73%	3.50%	3.53%	3.55%	3.58%	3.62%

(1)	Estimated rate, reflective of forward LIBOR September 30, 2019 plus the spread over LIBOR applicable to variable-rate borrowing.

ITEM 4.	CONTROLS AND PROCEDURES
The Company’s management, under the supervision and with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of September 30, 2019. Based on this evaluation, our principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2019 to ensure that information required to be disclosed by the Company in reports we file or submit under the Exchange Act is (i) recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the United States Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to the Company’s management, including the

Company’s principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.
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

ITEM 6.	EXHIBITS

Exhibit
Number	Description of Exhibit
10.1†
Executive Agreement, dated July 30, 2019, between Penn National Gaming, Inc. and Jay A. Snowden is hereby incorporated by reference to the Company’s Current Report on Form 8-K filed on August 1, 2019. (SEC File No. 000-24206)

10.2†
Executive Agreement between Penn National Gaming, Inc. and William J. Fair entered into on September 24, 2019, effective as of September 24, 2019 is hereby incorporated by reference to the Company’s Current Report on Form 8-K filed on September 26, 2019. SEC File No. 000-24206)

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

PENN NATIONAL GAMING, INC.
Dated:	November 7, 2019	By:	/s/ Christine LaBombard
Christine LaBombard
Senior Vice President and Chief Accounting Officer