Form 10-K
period 2019-12-31
PENN NATIONAL GAMING INC
filed 2020-02-27
CIK 921738

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________
Commission file number 0-24206
PENN NATIONAL GAMING, INC.

Pennsylvania	23-2234473
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
825 Berkshire Blvd., Suite 200
Wyomissing, Pennsylvania 19610
(610) 373-2400
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol	Name of each exchange on which registered
Common Stock, $0.01 par value per share	PENN	The NASDAQ Stock Market LLC
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
As of June 30, 2019, the aggregate market value of the voting common stock held by non-affiliates of the registrant was $2.2 billion. Such aggregate market value was computed by reference to the closing price of the common stock as reported on the NASDAQ Global Select Market on June 28, 2019. As of February 21, 2020, the number of shares of the registrant’s common stock outstanding was 116,864,066.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive 2020 proxy statement, anticipated to be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year, are incorporated by reference into Part III of this Form 10-K.

PENN NATIONAL GAMING, INC.

PART I

ITEM 1.	BUSINESS

Overview
Penn National Gaming, Inc., together with its subsidiaries, is a leading, diversified, multi-jurisdictional owner and manager of gaming and racing properties and video gaming terminal (“VGT”) operations. We currently offer live sports betting at our properties in Indiana, Iowa, Mississippi, Nevada, Pennsylvania and West Virginia. We operate an interactive gaming (“iGaming”) division through our subsidiary, Penn Interactive Ventures, LLC (“Penn Interactive”), which recently launched an online casino (“iCasino”) in Pennsylvania through our HollywoodCasino.com gaming platform and entered into multi-year agreements with leading sports betting operators for online sports betting and iGaming market access across our portfolio of properties. Our MYCHOICE® customer loyalty program currently has over 20 million members and provides such members with various benefits, including complimentary goods and/or services. References in this Annual Report on Form 10-K, to “Penn National,” the “Company,” “we,” “our,” or “us” refer to Penn National Gaming, Inc. and its subsidiaries, except where stated or the context otherwise indicates.
As of December 31, 2019, we owned, managed, or had ownership interests in 41 properties in 19 states. The majority of the real estate assets (i.e., land and buildings) used in the Company’s operations are subject to triple net master leases; the most significant of which are the Penn Master Lease and the Pinnacle Master Lease (as such terms are defined in the “Triple Net Leases” section below and collectively referred to as the “Master Leases”), with Gaming and Leisure Properties, Inc. (NASDAQ: GLPI) (“GLPI”), a real estate investment trust (“REIT”). In addition, we are currently developing two Category 4 satellite gaming casinos in Pennsylvania: Hollywood Casino York and Hollywood Casino Morgantown, both of which are expected to commence operations by the end of 2020.
In February 2020, we closed on our investment in Barstool Sports, Inc. (“Barstool Sports”), a leading digital sports, entertainment and media platform, pursuant to a stock purchase agreement with Barstool Sports and stockholders of Barstool Sports, in which we purchased approximately 36% of the common stock of Barstool Sports for a purchase price of approximately $163 million. The purchase price consisted of approximately $135 million in cash and $28 million in shares of non-voting convertible preferred stock. Furthermore, three years after the closing of the transaction (or earlier at our election), we will increase our ownership in Barstool Sports to approximately 50% with an incremental investment of approximately $62 million, consistent with the implied valuation at the time of the initial investment. With respect to the remaining Barstool Sports shares, we have immediately exercisable call rights, and the existing Barstool Sports stockholders have put rights exercisable beginning three years after closing, all based on a fair market value calculation at the time of exercise (subject to a cap of $650.0 million and a floor of 2.25 times the annualized revenue of Barstool Sports, all subject to various adjustments). We also have the option to bring in another partner who would acquire a portion of our share of Barstool Sports. Upon closing, we became Barstool Sports’ exclusive gaming partner for up to 40 years and have the sole right to utilize the Barstool Sports brand for all of our online and retail sports betting and iCasino products. We expect to launch our online sports gaming app called Barstool Sports in August 2020 and anticipate that this transaction will facilitate the Company’s omni-channel growth.
In May 2019, we acquired Greektown Casino-Hotel (“Greektown”) in Detroit, Michigan, subject to a triple net lease with VICI Properties Inc. (NYSE: VICI) (“VICI” and collectively with GLPI, our “REIT Landlords”) (the “Greektown Lease”) and, in January 2019, we acquired Margaritaville Casino Resort (“Margaritaville”) in Bossier City, Louisiana, subject to a triple net lease with VICI (the “Margaritaville Lease” and collectively with the Master Leases, the Greektown Lease and the Meadows Lease (as defined in the “Triple Net Leases” section below), the “Triple Net Leases”).
In October 2018, the Company completed the acquisition of Pinnacle Entertainment, Inc. (“Pinnacle”), a leading regional gaming operator (the “Pinnacle Acquisition”). In conjunction with the Pinnacle Acquisition, the Company divested the membership interests of certain Pinnacle subsidiaries, which operated the casinos known as Ameristar St. Charles, Ameristar Kansas City, Belterra Resort and Belterra Park (referred to collectively as the “Divested Properties”), to Boyd Gaming Corporation (NYSE: BYD). Additionally, as a part of the transaction, GLPI acquired the real estate assets associated with Plainridge Park Casino and concurrently leased back such assets to the Company (the “Plainridge Park Casino Sale-Leaseback”). In connection with the sale of the Divested Properties and the Plainridge Park Casino Sale-Leaseback, the Pinnacle Master Lease, which was assumed by the Company concurrent with the closing of the Pinnacle Acquisition, was amended. The Pinnacle Acquisition added 12 gaming properties to our portfolio.
In May 2017, we completed the acquisitions of 1st Jackpot Casino (f/k/a Bally’s Casino Tunica) and Resorts Casino Tunica (which ceased operations in June 2019). In August 2016, we enhanced our social gaming offerings with the acquisition of Rocket Speed, Inc. (“Rocket Speed”), a leading developer of social casino games. In June 2015, we opened Plainridge Park Casino in Plainville, Massachusetts, and in August 2015, we completed the acquisition of Tropicana Las Vegas. In September

2015, we acquired Illinois Gaming Investors LLC (d/b/a Prairie State Gaming) (“Prairie State Gaming”), one of the largest VGT route operators in Illinois, which has since acquired four small VGT route operators based in Illinois.
We believe that our portfolio of assets provides us the benefit of geographically-diversified cash flow from operations. We expect to continue to expand our gaming operations through the implementation and execution of a disciplined capital expenditure program at our existing properties, the pursuit of strategic acquisitions and investments, and the development of new gaming properties. In addition, the partnership with Barstool Sports reflects our strategy to continue evolving from the nation’s largest regional gaming operator to a best-in-class omni-channel provider of retail and online gaming and sports betting entertainment.

Triple Net Leases
As noted above, the majority of the real estate assets used in the Company’s operations are subject to either the Penn Master Lease or the Pinnacle Master Lease. In addition, three of the gaming facilities used in our operations are subject to individual triple net leases. Under triple net leases, in addition to lease payments for the real estate assets, the Company is required to pay the following, among other things: (1) all facility maintenance; (2) all insurance required in connection with the leased properties and the business conducted on the leased properties; (3) taxes levied on or with respect to the leased properties (other than taxes on the income of the lessor); and (4) all utilities and other services necessary or appropriate for the leased properties and the business conducted on the leased properties.
The following summaries of the Master Leases are qualified in their entirety by reference to either the Penn Master Lease or the Pinnacle Master Lease, as applicable, and subsequent amendments, all of which are incorporated by reference in the exhibits to this Annual Report on Form 10-K.
Penn Master Lease
Pursuant to a triple net master lease with GLPI (the “Penn Master Lease”), which became effective November 1, 2013, the Company leases real estate assets associated with 19 of the gaming facilities used in its operations. The Penn Master Lease has an initial term of 15 years with four subsequent, five-year renewal periods on the same terms and conditions, exercisable at the Company’s option. If we elect to renew the term of the Penn Master Lease, the renewal will be effective as to all of the leased real estate assets then subject to the Penn Master Lease, subject to limitations on the final renewal term with respect to certain of the barge-based facilities.
Pinnacle Master Lease
In connection with the Pinnacle Acquisition, the Company assumed a triple net master lease with GLPI (“Pinnacle Master Lease”), originally effective April 28, 2016. Concurrent with the closing of the Pinnacle Acquisition on October 15, 2018, the Company entered into an amendment to the Pinnacle Master Lease to, among other things, (i) remove Ameristar St. Charles, Ameristar Kansas City and Belterra Resort, and (ii) add Plainridge Park Casino. Pursuant to the Pinnacle Master Lease, the Company leases real estate assets associated with 12 of the gaming facilities used in its operations from GLPI. Upon assumption of the Pinnacle Master Lease, as amended, there were 7.5 years remaining of the initial ten-year term, with five subsequent, five-year renewal periods exercisable at the Company’s option.
Meadows Lease, Margaritaville Lease and Greektown Lease
In connection with the Pinnacle Acquisition, the Company assumed a triple net lease of the real estate assets used in the operations of Meadows Racetrack and Casino (the “Meadows Lease”), originally effective September 9, 2016, with GLPI as the landlord. Upon assumption of the Meadows Lease, there were eight years remaining of the initial ten-year term, with three subsequent, five-year renewal options followed by one four-year renewal option on the same terms and conditions, exercisable at the Company’s option.
As discussed above, in separate acquisitions, the Company entered into the Margaritaville Lease with VICI for the real estate assets used in the operations of Margaritaville and the Greektown Lease with VICI for the real estate assets used in the operations of Greektown. Both the Margaritaville Lease and the Greektown Lease have initial terms of 15 years, with four subsequent five-year renewal options on the same terms and conditions, exercisable at the Company’s option.

Operating Properties
The table below summarizes certain features of the properties owned, operated or managed by us as of December 31, 2019, by reportable segment (all area and capacity metrics are approximate):

	Location	Real Estate Assets Lease or Ownership Structure	Type of Facility	Gaming Square Footage	Gaming Machines	Table Games (1)	Hotel Rooms
Northeast segment (2)
Ameristar East Chicago	East Chicago, IN	Pinnacle Master Lease	Dockside gaming	70,000	1,790	85	288
Greektown Casino-Hotel	Detroit, MI	Greektown Lease	Land-based gaming	100,000	2,601	62	400
Hollywood Casino Bangor	Bangor, ME	Penn Master Lease	Land-based gaming/racing	31,750	726	14	152
Hollywood Casino at Charles Town Races	Charles Town, WV	Penn Master Lease	Land-based gaming/racing	115,000	2,292	74	153
Hollywood Casino Columbus	Columbus, OH	Penn Master Lease	Land-based gaming	168,000	2,082	70	—
Hollywood Casino Lawrenceburg (3)	Lawrenceburg, IN	Penn Master Lease	Dockside gaming	146,500	1,521	58	463
Hollywood Casino at Penn National Race Course	Grantville, PA	Penn Master Lease	Land-based gaming/racing	99,500	2,002	79	—
Hollywood Casino Toledo	Toledo, OH	Penn Master Lease	Land-based gaming	125,000	2,041	69	—
Hollywood Gaming at Dayton Raceway	Dayton, OH	Penn Master Lease	Land-based gaming/racing	33,500	1,045	—	—
Hollywood Gaming at Mahoning Valley Race Course	Youngstown, OH	Penn Master Lease	Land-based gaming/racing	50,000	1,102	—	—
Marquee by Penn (4)	Pennsylvania	N/A	Land-based gaming	N/A	75	—	—
Meadows Racetrack and Casino	Washington, PA	Meadows Lease	Land-based gaming/racing	131,000	2,506	88	—
Plainridge Park Casino	Plainville, MA	Pinnacle Master Lease	Land-based gaming/racing	50,000	1,250	—	—

South segment
1st Jackpot Casino	Tunica, MS	Penn Master Lease	Dockside gaming	40,000	840	14	—
Ameristar Vicksburg	Vicksburg, MS	Pinnacle Master Lease	Dockside gaming	70,000	1,212	27	148
Boomtown Biloxi	Biloxi, MS	Penn Master Lease	Dockside gaming	35,500	653	19	—
Boomtown Bossier City	Bossier City, LA	Pinnacle Master Lease	Dockside gaming	30,000	726	16	187
Boomtown New Orleans	New Orleans, LA	Pinnacle Master Lease	Dockside gaming	30,000	1,156	31	150
Hollywood Casino Gulf Coast	Bay St. Louis, MS	Penn Master Lease	Land-based gaming	51,000	926	20	291
Hollywood Casino Tunica	Tunica, MS	Penn Master Lease	Dockside gaming	54,000	955	11	494
L’Auberge Baton Rouge	Baton Rouge, LA	Pinnacle Master Lease	Dockside gaming	71,500	1,406	49	205
L’Auberge Lake Charles	Lake Charles, LA	Pinnacle Master Lease	Dockside gaming	70,000	1,522	71	995
Margaritaville Resort Casino	Bossier City, LA	Margaritaville Lease	Dockside gaming	30,000	1,221	50	395

West segment
Ameristar Black Hawk	Black Hawk, CO	Pinnacle Master Lease	Land-based gaming	56,000	1,240	40	536
Cactus Petes and Horseshu	Jackpot, NV	Pinnacle Master Lease	Land-based gaming	29,000	754	24	416
M Resort	Henderson, NV	Penn Master Lease	Land-based gaming	96,000	1,089	40	390
Tropicana Las Vegas	Las Vegas, NV	Owned	Land-based gaming	72,000	640	27	1,470
Zia Park Casino	Hobbs, NM	Penn Master Lease	Land-based gaming/racing	18,000	732	—	154

Midwest segment
Ameristar Council Bluffs (5)	Council Bluffs, IA	Pinnacle Master Lease	Dockside gaming	35,000	1,526	25	444
Argosy Casino Alton (6)	Alton, IL	Penn Master Lease	Dockside gaming	23,000	741	12	—
Argosy Casino Riverside	Riverside, MO	Penn Master Lease	Dockside gaming	56,000	1,299	42	258
Hollywood Casino Aurora	Aurora, IL	Penn Master Lease	Dockside gaming	53,000	1,000	27	—
Hollywood Casino Joliet	Joliet, IL	Penn Master Lease	Dockside gaming	50,000	1,100	26	100
Hollywood Casino at Kansas Speedway (7)	Kansas City, KS	Owned - JV	Land-based gaming	95,000	2,000	41	—
Hollywood Casino St. Louis	Maryland Heights, MO	Penn Master Lease	Dockside gaming	120,000	2,017	63	502
Prairie State Gaming (4)	Illinois	N/A	Land-based gaming	N/A	1,904	—	—
River City Casino	St. Louis, MO	Pinnacle Master Lease	Dockside gaming	90,000	1,945	53	200

Other
Freehold Raceway (8)	Freehold, NJ	Owned - JV	Standardbred racing	—	—	—	—
Retama Park Racetrack (9)	Selma, TX	None - Managed	Thoroughbred racing	—	—	—	—
Sam Houston Race Park (10)	Houston, TX	Owned - JV	Thoroughbred racing	—	—	—	—
Sanford-Orlando Kennel Club	Longwood, FL	Owned	Greyhound racing	—	—	—	—
Valley Race Park (10)	Harlingen, TX	Owned - JV	Greyhound racing	—	—	—	—
				2,395,250	49,637	1,327	8,791

(1)	Excludes poker tables

(2)	We expect that Hollywood Casino York and Hollywood Casino Morgantown will be included within our Northeast segment.

(3)	Includes 168 rooms at our hotel and event center located less than a mile from the gaming facility.

(4)	VGT route operations

(5)	Includes 284 rooms operated by a third party and located on land leased by us and subleased to such third party.

(6)	The riverboat is owned by us and not subject to the Penn Master Lease.

(7)	Pursuant to a joint venture with International Speedway Corporation (“International Speedway”)

(8)	Pursuant to a joint venture with Greenwood Limited Jersey, Inc., a subsidiary of Greenwood Racing, Inc.

(9)	Pursuant to a management contract with Retama Development Corporation

(10)	Pursuant to a joint venture with MAXXAM, Inc. (“MAXXAM”)
Northeast Segment
Ameristar East Chicago is located less than 25 miles from downtown Chicago, Illinois and offers guests a gaming and entertainment experience in the Chicago metropolitan area. In addition to gaming amenities, the property features a full-service hotel, a sportsbook for live sports betting, a fitness center, dining venues, lounges and 5,400 square feet of meeting and event space.
Greektown Casino-Hotel is located in the Greektown district of Detroit, Michigan, and is one of four casino hotels in the Detroit-Windsor area. In addition to slot machines, table games and poker tables, Greektown Casino-Hotel features a 30-story hotel, 14,000 square feet of convention and banquet space, and several food and beverage options from casual to fine dining. Further, the property includes a parking structure accommodating 3,400 vehicles.
Hollywood Casino Bangor features gaming amenities; including slot machines, table games and poker tables; a hotel with 5,100 square feet of meeting and multipurpose space; a buffet; a casual dining restaurant; a small entertainment stage; and a four-story parking garage. Bangor Raceway, which is adjacent to the property, is located at historic Bass Park and includes a one-half mile standardbred racetrack and a 12,000 square foot grandstand capable of seating 3,500 patrons.
Hollywood Casino at Charles Town Races is located within approximately an hour drive of the Baltimore, Maryland and Washington, D.C. markets. In addition to slot machines, table games and poker tables, Hollywood Casino at Charles Town Races includes a sportsbook for live sports betting. The complex also features live thoroughbred racing at a 3/4-mile all-weather lighted thoroughbred racetrack with a 3,000-seat grandstand, two parking garages for 5,800 vehicles and simulcast wagering. Hollywood Casino at Charles Town Races dining options include a high-end steakhouse, a sports bar and entertainment lounge, and an Asian-themed restaurant.
Hollywood Casino Columbus is a Hollywood-themed casino featuring slot machines, table games and 34 poker tables. Hollywood Casino Columbus also includes multiple food and beverage outlets, an entertainment lounge, and structured and surface parking for 4,600 spaces.
Hollywood Casino Lawrenceburg is located along the Ohio River in Lawrenceburg, Indiana, approximately 15 miles west of Cincinnati, Ohio. In addition to slot machines, table games, and poker tables, the Hollywood-themed casino riverboat includes a hotel; a sportsbook; dining options; including a restaurant, bar, nightclub, sports bar, and two cafés; and meeting space. We own and operate a hotel and event center, which was constructed by the City of Lawrenceburg Department of Redevelopment, located within one mile from Hollywood Casino Lawrenceburg. The hotel and event center includes 18,000 square feet of multipurpose space and 19,500 square feet of ballroom and meeting space.
Hollywood Casino at Penn National Race Course is located 15 miles northeast of Harrisburg, Pennsylvania. This gaming facility also includes an entertainment bar and lounge, a sports bar, a buffet, a high-end steakhouse and various casual dining options, as well as sports betting and a viewing area for live racing. The facility has ample parking, including a five-story self-parking garage, with capacity for 2,200 cars, and 1,500 surface parking spaces for self and valet parking. The property includes a one-mile all-weather lighted thoroughbred racetrack and a 7/8-mile turf track. In addition, the property offers off-track wagering (“OTW”) at separate facilities located in York, Pennsylvania and Lancaster, Pennsylvania.
Hollywood Casino Toledo is a Hollywood-themed casino featuring slot machines, table games and 19 poker tables. Hollywood Casino Toledo also includes multiple food and beverage outlets, an entertainment lounge, and structured and surface parking for 3,300 spaces.
Hollywood Gaming at Dayton Raceway is a Hollywood-themed property featuring video lottery terminals (“VLTs”) and a 5/8-mile standardbred racetrack. Hollywood Gaming at Dayton Raceway also includes various restaurants, bars, surface parking for 1,800 spaces and other amenities.

Hollywood Gaming at Mahoning Valley Race Course is a Hollywood-themed property featuring VLTs and a one-mile thoroughbred racetrack. Hollywood Gaming at Mahoning Valley Race Course also includes various restaurants, bars, surface parking with 1,250 spaces and other amenities.
Marquee by Penn is our licensed VGT route operator with a network of 15 truck stop establishments in Pennsylvania.
Meadows Racetrack and Casino is located in Washington, Pennsylvania, approximately 25 miles south of Pittsburgh, Pennsylvania. In addition to gaming amenities, Meadows Racetrack and Casino offers a sportsbook for live sports betting, several dining options, including a steakhouse, food court and a bar. In addition, the property features an events and banquet center, a simulcast betting parlor, a harness racetrack and a bowling alley. The property also offers OTW at a separate facility in Pittsburgh.
Plainridge Park Casino is located 20 miles southwest of the Boston beltway just off interstate 95 in Plainville, Massachusetts. In addition to gaming offerings, Plainridge Park Casino features various restaurants, bars, 1,600 structured and surface parking spaces, and other amenities. Plainridge Park Casino also includes a 5/8-mile live harness racing facility with a two-story clubhouse for simulcast operations, special events, and live racing viewing, which is 55,000 square feet.
South Segment
1st Jackpot Casino, the closest Tunica-area casino to downtown Memphis, Tennessee, features slot machines, table games, a steakhouse, a buffet, a café, a sportsbook and a live entertainment venue.
Ameristar Vicksburg, which is the largest dockside casino in central Mississippi, is located along the Mississippi River approximately 45 miles west of Mississippi’s largest city, Jackson. In addition to gaming amenities, the property features a hotel, multiple dining facilities, a club lounge, a sportsbook, a live entertainment venue, and 1,800 square feet of meeting and event space.
Boomtown Biloxi offers slot machines and table games as well as a buffet, a sports bar and grill, a Fat Tuesday, a noodle bar, a sportsbook and a recreational vehicle (“RV”) park. Boomtown Biloxi also features a 3,600 square foot event center and board room and has 1,450 surface parking spaces.
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
Hollywood Casino Gulf Coast features slot machines, table games, and poker tables. The waterfront Hollywood Hotel includes a 10,000 square foot ballroom, and nine separate meeting rooms offering more than 14,000 square feet of meeting space. Hollywood Casino Gulf Coast offers live concerts and various entertainment on weekends. The property also features The Bridges golf course, a sportsbook, and various dining facilities, including a steakhouse, a buffet, a grill and a clubhouse lounge as well as an entertainment bar. Other amenities include a RV park and gift shop, lazy river, spa, and pool cabanas.
Hollywood Casino Tunica features gaming offerings, a hotel and a 123-space RV park. Entertainment amenities include a steakhouse, a buffet, a grill, an entertainment lounge, a premium players’ club, a themed bar, a sportsbook, an indoor pool, and showroom as well as banquet and meeting facilities. In addition, Hollywood Casino Tunica offers surface parking with more than 1,600 spaces.
L’Auberge Baton Rouge is located approximately ten miles southeast of downtown Baton Rouge, Louisiana. L’Auberge Baton Rouge offers a fully-integrated casino entertainment experience. It also features a 12-story hotel, a fitness center, four dining outlets, a music bar, and 13,000 square feet of meeting and event space.
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

Margaritaville Resort Casino is one of the premier gaming, lodging, dining and entertainment experiences in Northern Louisiana. The property provides an island-style theme and includes a 15,000 square foot 1,000-seat theater, 9,500 square feet of meeting space, and 1,500 parking spaces.
West Segment
Ameristar Black Hawk is located in the center of the Black Hawk gaming district, approximately 40 miles west of Denver, Colorado. In addition to gaming amenities, the resort features a hotel, a full-service day spa, a fitness center, several dining outlets, a live entertainment bar, a 1,500 space parking structure, and 15,000 square feet of meeting and event space.
Cactus Petes and Horseshu (collectively, “the Jackpot Properties”) are located just south of the Idaho border in Jackpot, Nevada. The Jackpot Properties collectively feature two hotels, four dining options, a 4,000 seat amphitheater, a showroom, a live entertainment lounge, and meeting and event facilities.
M Resort, located approximately ten miles from the Las Vegas strip in Henderson, Nevada, is situated at the southeast corner of Las Vegas Boulevard and St. Rose Parkway. The resort features slot machines, table games and a sportsbook. M Resort also offers a hotel, seven restaurants and six destination bars, more than 60,000 square feet of meeting and conference space, a 4,700 space parking structure, a spa and fitness center, a Topgolf Swing Suite, and a 100,000 square foot event center.
Tropicana Las Vegas, located on the strip in Las Vegas, Nevada, is situated at the corner of Tropicana Boulevard and Las Vegas Boulevard. In addition to gaming, the resort features a hotel, a sportsbook kiosk, four full-service restaurants, a brunch buffet, a food court, a 1,100-seat performance theater, a 300-seat comedy club, over 100,000 square feet of exhibition and meeting space, a five-acre tropical beach event area and spa, and 2,100 parking spaces.
Zia Park Casino includes slot machines, two restaurants, and a one-mile quarter/thoroughbred racetrack, with live racing from September to December, and a year-round simulcast parlor. In addition, Zia Park Casino features a hotel, which includes six suites, a business center, exercise/fitness facility and a breakfast venue.
Midwest Segment
Ameristar Council Bluffs is located across the Missouri River from Omaha, Nebraska and includes the largest riverboat in Iowa. In addition to gaming amenities, the property also features a hotel, a fitness center, four dining facilities, a sports bar, and a 5,000 square feet of convention and meeting space.
Argosy Casino Alton is located on the Mississippi River in Alton, Illinois, approximately 20 miles northeast of downtown St. Louis. Argosy Casino Alton is a three-deck riverboat featuring slot machines and table games. Argosy Casino Alton includes an entertainment pavilion and features a large buffet venue, a restaurant, a deli and a 475-seat main showroom. The facility also includes surface parking areas with 1,350 spaces.
Argosy Casino Riverside is located on the Missouri River, approximately five miles from downtown Kansas City. In addition to gaming amenities, this Mediterranean-themed property features a nine-story hotel, a spa, an entertainment facility featuring various food and beverage areas, including a buffet, a steakhouse, a deli, a coffee bar, a Mexican restaurant, a VIP lounge and a sports/entertainment lounge and 19,000 square feet of banquet/conference facilities. Argosy Casino Riverside also has parking for 3,000 vehicles, including a 1,250 space parking garage.
Hollywood Casino Aurora is located in Aurora, Illinois, the second largest city in Illinois, approximately 35 miles west of Chicago. This single-level dockside casino offers guests with gaming amenities, including a poker room. The facility features a steakhouse with a private dining room, a VIP lounge for premium players, a casino bar with video poker, a buffet, and a deli. Hollywood Casino Aurora also has a surface parking lot, two parking garages with 1,500 parking spaces, and a gift shop.
Hollywood Casino Joliet is located on the Des Plaines River in Joliet, Illinois, approximately 40 miles southwest of Chicago. This barge-based casino provides guests with two levels of gaming experience as well as a deli and a VIP lounge. The land-based pavilion includes a steakhouse, a buffet and a sports bar. The complex also includes a hotel, 4,600 square feet of meeting space, a 1,100 space parking garage, surface parking areas with 1,500 spaces and an 80-space RV park.
Hollywood Casino at Kansas Speedway, our 50% joint venture with International Speedway, features slot machines, table games and poker tables. Hollywood Casino at Kansas Speedway offers a variety of dining and entertainment facilities, a meeting room, and has a 1,250-space parking structure.

Hollywood Casino St. Louis is located adjacent to the Missouri River directly off I-70 and approximately 22 miles northwest of downtown St. Louis, Missouri. The facility features slot machines, table games, poker tables, a hotel, nine dining and entertainment venues and structured and surface parking with 4,600 spaces.
Prairie State Gaming is our licensed VGT route operator in Illinois across a network of over 400 bar and/or retail gaming establishments in seven distinct geographic areas throughout Illinois.
River City Casino is located in the St. Louis, Missouri metropolitan area, just south of the confluence of the Mississippi River and the River des Peres in the south St. Louis community of Lemay, Missouri. River City Casino features a hotel, multiple dining outlets, an entertainment lounge, and over 10,000 square feet of conference space.
Other
Freehold Raceway. Through our joint venture in Pennwood Racing, Inc. (“Pennwood”), we own 50% of Freehold Raceway. The property features a half-mile standardbred race track and a 118,000 square foot grandstand. In addition, through our Pennwood joint venture, we own 50% of a leased OTW in Toms River, New Jersey, and operate another OTW, which we constructed, in Gloucester Township, New Jersey.
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
Sam Houston Race Park and Valley Race Park. Our joint venture with MAXXAM owns and operates Sam Houston Race Park and Valley Race Park, and holds a license for a racetrack in Manor, Texas, just outside of Austin. Sam Houston Race Park, which is located 15 miles northwest from downtown Houston along Beltway 8, hosts thoroughbred and quarter horse racing and offers daily simulcast operations, as well as hosts various special events, private parties and meetings, concerts and national touring festivals throughout the year. Valley Race Park features 91,000 of property square footage as a dog racing and simulcasting facility.
Sanford-Orlando Kennel Club. Sanford-Orlando Kennel Club is a 1/4-mile greyhound facility. The facility has capacity for 6,500 patrons, with seating for 4,000 and surface parking for 2,500 vehicles. The facility conducts year-round greyhound racing and greyhound, thoroughbred, and harness racing simulcasts.
Penn Interactive
Penn Interactive is our iGaming division, which recently launched an iCasino in Pennsylvania through our HollywoodCasino.com gaming platform and includes the operations of Absolute Games, LLC (“Absolute Games”), a developer and operator of social bingo games. In addition, Penn Interactive recently entered into multi-year agreements with leading sports betting operators for online sports betting and iGaming market access across our portfolio of properties. Pursuant to these agreements, such sports betting operators have commenced operations in Indiana, Pennsylvania and West Virginia. Penn Interactive also operates our internally-branded retail sportsbooks currently located in Indiana, Iowa, Mississippi, Pennsylvania and West Virginia. We anticipate opening retail sportsbooks at our properties in Colorado, Illinois and Michigan as soon as we receive all necessary regulatory approvals.

Trademarks
We own a number of trademarks and service marks registered with the U.S. Patent and Trademark Office (“USPTO”), including but not limited to, “Ameristar®,” “Argosy®,” “Boomtown®,” “Greektown®,” “Hollywood Casino®,” “Hollywood Gaming®,” “Hollywood Poker®,” “L’Auberge®,” “M Resort®,” and “MYCHOICE®,” among other trademarks. We believe that our rights to our trademarks are well-established and have competitive value to our properties. We also have a number of trademark applications pending with the USPTO.
Among others, we have a licensing agreement with a third party to use the “Margaritaville®” trademark in connection with the operations of Margaritaville in Bossier City, Louisiana. Upon closing of the transaction with Barstool Sports in February 2020, we have the sole right to utilize the Barstool Sports brand for all of our online and retail sports betting and iCasino products. In addition, subject to certain terms, conditions, and limitations, we have the exclusive right to use the “Tropicana Las Vegas®” and certain other trademarks within 50 miles of our Tropicana Las Vegas property.

Competition
The gaming industry is characterized by an increasingly high degree of competition among a large number of participants operating from physical locations and/or through online or mobile platforms, including destination casinos, riverboat casinos; dockside casinos; land-based casinos; video lottery; iGaming; sports betting; gaming at taverns in certain states, such as Illinois; gaming at truck stop establishments in certain states, such as Louisiana and Pennsylvania; historical horse racing in certain states, such as Arkansas, Kentucky and Virginia; sweepstakes and poker machines not located in casinos; fantasy sports; Native American gaming; and other forms of gaming in the U.S. In a broader sense, our gaming operations face competition from all manner of leisure and entertainment activities, including shopping, athletic events, television and movies, concerts and travel. Legalized gaming is currently permitted in various forms throughout the U.S. and on various lands taken into trust for the benefit of certain Native Americans in the U.S. and Canada. Other jurisdictions, including states adjacent to states in which we currently have properties, have recently legalized, implemented and expanded gaming. In addition, established gaming jurisdictions could award additional gaming licenses or permit the expansion or relocation of existing gaming operations (including VGTs, skill games, sports betting and iGaming). Competition is discussed in further detail within “Item 1A. Risk Factors,” of this Annual Report on Form 10-K and a discussion of the impact of competition on our results of operations and cash flows is included within “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of this Annual Report on Form 10-K.

Government Regulation and Gaming Issues
The gaming and racing industries are highly regulated, and we must maintain our licenses and pay gaming taxes to continue our operations. Each of our properties is subject to extensive regulation under the laws, rules and regulations of the jurisdiction where it is located. These laws, rules and regulations generally concern the responsibility, financial stability and character of the owners, managers, and persons with financial interests in the gaming operations. Violations of laws or regulations in one jurisdiction could result in disciplinary action in other jurisdictions. For a more detailed description of the statutes and regulations to which we are subject, see Exhibit 99.1, “Description of Government Regulations,” to this Annual Report on Form 10-K, which is incorporated herein by reference.
Our businesses are subject to various federal, state and local laws and regulations in addition to gaming regulations. These laws and regulations include, but are not limited to, restrictions and conditions concerning alcoholic beverages, environmental matters, employees, health care, currency transactions, taxation, zoning and building codes, and marketing and advertising. Such laws and regulations could change or could be interpreted differently in the future, or new laws and regulations could be enacted. Material changes, new laws or regulations, or material differences in interpretations by courts or governmental authorities could adversely affect our financial condition, results of operations and cash flows.
Information about our Executive Officers
The persons serving as our executive officers and their positions with us are as follows:

NAME	AGE	POSITION WITH THE COMPANY
Jay Snowden	43	President and Chief Executive Officer
William J. Fair	57	Executive Vice President and Chief Financial Officer
Carl Sottosanti	55	Executive Vice President, General Counsel and Secretary
Jay Snowden.  In August 2019, Mr. Snowden was appointed to the Board of Directors and became our President and Chief Executive Officer in January 2020. Mr. Snowden joined the Company in October 2011 as Senior Vice President-Regional Operations, became our Chief Operating Officer in January 2014, and was our President and Chief Operating Officer from March 2017 through December 2019, where he was responsible for overseeing all of our operating businesses, as well as human resources, marketing, and information technology. Prior to joining us, Mr. Snowden was the Senior Vice President and General Manager of Caesars and Harrah’s in Atlantic City, New Jersey, and prior to that, held various leadership positions with them in St. Louis, Missouri; San Diego, California; and Las Vegas, Nevada.
William J. Fair.  Mr. Fair joined us in January 2014 as Senior Vice President and Chief Development Officer and became our Executive Vice President and Chief Financial Officer in January 2017. Previously, Mr. Fair worked in development leadership positions for Universal Studios and Disney Development. Most recently, Mr. Fair was the President and Chief Executive Officer of the American Skiing Company, where he had oversight of ten ski mountain resorts which included ski operations, nine hotels, condominium operations, food and beverage operations, retail and rental operations, real estate brokerage and development. Mr. Fair will continue to serve as our Executive Vice President and Chief Financial Officer until March 3, 2020.

Carl Sottosanti.  Mr. Sottosanti is currently our Executive Vice President, General Counsel and Secretary. In February 2014, Mr. Sottosanti was appointed to the position of Senior Vice President and General Counsel and became Secretary in November 2014. Prior to this appointment, Mr. Sottosanti served as Vice President, Deputy General Counsel since 2003. Before joining us, Mr. Sottosanti served for five years as General Counsel at publicly traded, Sanchez Computer Associates, Inc. and had oversight of all legal, compliance and intellectual property matters. From 1994 to 1998, Mr. Sottosanti was the Assistant General Counsel for Salient 3 Communications, Inc., a publicly traded telecommunications company. Mr. Sottosanti began his legal career in 1989 with the Philadelphia law firm Schnader, Harrison, Segal & Lewis LLP.

Employees and Labor Relations
As of December 31, 2019, we had approximately 28,300 full-time and part-time employees. As of December 31, 2019, we had 31 collective bargaining agreements covering approximately 5,900 employees. Seven collective bargaining agreements are scheduled to expire in 2020, and we are currently renegotiating three collective bargaining agreements that expired in 2019. Although we believe that we have good employee relations, there can be no assurance that we will be able to extend or enter into replacement agreements. If we are able to extend or enter into replacement agreements, there can be no assurance as to whether the terms will be on comparable terms to the existing agreements.

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

Important Factors Regarding Forward-Looking Statements
This document includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements are included throughout the document, including within “Item 1A. Risk Factors,” and relate to our business strategy, our prospects and our financial position. These statements can be identified by the use of forward-looking terminology such as “expects,” “believes,” “estimates,” “projects,” “intends,” “plans,” “seeks,” “may,” “will,” “should,” or “anticipates” or the negative or other variations of these or similar words, or by discussions of future events, strategies or risks and uncertainties. Specifically, forward-looking statements may include, among others, statements concerning: our expectations of future financial condition and results of operations, including our ability to reduce our debt; expectations for our properties, our development projects, or our iGaming initiatives, including the expected openings of our Pennsylvania Category 4 casino projects; the timing, cost and expected impact of planned capital expenditures on our results of operations; our expectations regarding the development of interactive gaming technology; our expectations with regard to the impact of competition; our expectations with regard to acquisitions, potential divestitures and development opportunities, as well as the integration of and synergies related to any companies we have acquired or may acquire; our ability to maintain regulatory approvals for our existing businesses and to receive regulatory approvals for our new businesses and partners; our expectations with regard to the impact of competition in online sports betting, iGaming and retail sportsbooks as well as the potential impact of this business line on our existing businesses; the potential benefits and challenges of the investment in Barstool Sports, including the benefits for the Company’s online and retail sports betting and iCasino products, the expected financial returns from the transaction with Barstool Sports; the performance of our partners in online sports betting, iGaming and retail/mobile sportsbooks, including the risks associated with any new business, the actions of regulatory, legislative, executive or judicial decisions at the federal, state or local level with regard to online sports betting, iGaming and retail sportsbooks and the impact of any such actions; and our expectations regarding economic and consumer conditions. As a result, actual results may vary materially from expectations.
Although we believe that our expectations are based on reasonable assumptions within the bounds of our knowledge of our business, there can be no assurance that actual results will not differ materially from our expectations. Meaningful factors that could cause actual results to differ from expectations include, but are not limited to, risks related to the following: the assumptions included in our financial guidance; the ability of our operating teams to drive revenue and margins; the impact of significant competition from other gaming and entertainment operations; our ability to obtain timely regulatory approvals required to own, develop and/or operate our properties, or other delays, approvals or impediments to completing our planned acquisitions or projects, construction factors, including delays, and increased costs; the passage of state, federal or local legislation (including referenda) that would expand, restrict, further tax, prevent or negatively impact operations in or adjacent to the jurisdictions in which we do or seek to do business (such as a smoking ban at any of our properties or the award of additional gaming licenses proximate to our properties, as recently occurred with Illinois and Pennsylvania legislation); the effects of local and national economic, credit, capital market, housing, and energy conditions on the economy in general and on the gaming and lodging industries in particular; the activities of our competitors (commercial and tribal) and the rapid emergence of new competitors (traditional, internet, social, sweepstakes based and VGTs in bars and truck stops); the costs and risks involved in the pursuit of such opportunities and our ability to complete the acquisition or development of, and achieve the expected returns from, such opportunities; our expectations for the continued availability and cost of capital; the impact of weather, including flooding, hurricanes and tornadoes; the risk of failing to maintain the integrity of our information technology infrastructure and safeguard our business, employee and customer data (particularly as our iGaming division grows); with respect to our iGaming and sports betting endeavors, the impact of significant competition from other companies for online sports betting, iGaming and retail sportsbooks; the Company may not be able to achieve the expected financial returns related to the Barstool Sports transaction; our ability to obtain timely regulatory approvals required to own, develop and/or operate sportsbooks may be delayed and there may be impediments and increased costs to launching the online betting, iGaming and retail sportsbooks, including delays, and increased costs, intellectual property and legal and regulatory challenges, as well as our ability to successfully develop innovative products that attract and retain a significant number of players in order to grow our revenues and earnings, our ability to establish key partnerships, our ability to generate meaningful returns and the risks inherent in any new business; the passage of state, federal or local legislation (including referenda) that would expand, restrict, further tax, prevent or negatively impact operations in or adjacent to the jurisdictions in which we do or seek to do business; with respect to our proposed Pennsylvania Category 4 casinos in York and Berks counties, risks relating to construction and our ability to achieve our expected budgets, timelines and investment returns, including the ultimate location of other gaming facilities in the Commonwealth of Pennsylvania; and the ability to realize the anticipated financial results and synergies as a result of such acquisitions, potential adverse reactions or changes to business or employee relationships, including those resulting from the transactions; and other factors included in “Item 1A. Risk Factors,” of this Annual Report on Form 10-K or discussed in our filings with the U.S. Securities and Exchange Commission.
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
The gaming industry is characterized by an increasingly high degree of competition among a large number of participants operating from physical locations and/or through online or mobile platforms, including destination casinos, riverboat casinos; dockside casinos; land-based casinos; video lottery; iGaming; sports betting; gaming at taverns in certain states, such as Illinois; gaming at truck stop establishments in certain states, such as Louisiana and Pennsylvania; historical horse racing in certain states, such as Arkansas, Kentucky and Virginia; sweepstakes and poker machines not located in casinos; fantasy sports; Native American gaming; and other forms of gaming in the U.S. Furthermore, competition from internet lotteries, sweepstakes, illegal slot machines and skill games, fantasy sports and internet or mobile-based gaming platforms, which allow their customers to wager on a wide variety of sporting events and/or play Las Vegas-style casino games from home or in non-casino settings could divert customers from our properties and thus adversely affect our financial condition, results of operations and cash flows. Currently, there are proposals that would legalize internet poker, sports betting and other varieties of iGaming in a number of states. Several states, such as Delaware, Mississippi, New Jersey, Nevada and Pennsylvania, have enacted legislation authorizing intrastate iGaming and iGaming operations have begun in these states. Further, there has been recent expansion of sports betting in various states, such as Indiana, Iowa, Mississippi, New Jersey, Pennsylvania and West Virginia, as states have passed legislation legalizing sports betting in casinos. Expansion of land-based and iGaming in other jurisdictions (both regulated and unregulated) could further compete with our traditional and iGaming operations, which could have an adverse impact on our financial condition, results of operations and cash flows.
In a broader sense, our gaming operations face competition from all manner of leisure and entertainment activities, including shopping, athletic events, television and movies, concerts and travel. Legalized gaming is currently permitted in various forms throughout the U.S. and on various lands taken into trust for the benefit of certain Native Americans in the U.S. and Canada. Other jurisdictions, including states adjacent to states in which we currently have properties, have recently legalized, implemented and expanded gaming. In addition, established gaming jurisdictions could award additional gaming licenses or permit the expansion or relocation of existing gaming operations (including VGTs, skill games, sports betting and iGaming). Voters and state legislatures may seek to supplement traditional tax revenue sources of state governments by authorizing or expanding gaming in the states that we operate in or the states that are adjacent to or near our existing properties. New, relocated or expanded operations by other persons could increase competition for our gaming operations and could have a material adverse impact on us.
We face intense competition in the markets in which we operate.
Gaming competition is intense in most of the markets where we operate. Recently, there has been additional significant competition in our markets as a result of the upgrading or expansion of properties by existing market participants, the entrance of new gaming participants into a market or legislative changes permitting additional forms of gaming. As competing properties and new markets open, our results of operations may be negatively impacted. For example, the recent openings of MGM Springfield in Western Massachusetts in August 2018; Tiverton Casino Hotel in Tiverton, Rhode Island, in September 2018; Encore Boston Harbor in Eastern Massachusetts in June 2019; and the new hotel tower at Twin River Casino Hotel in Lincoln, Rhode Island, which opened in October 2018; have negatively impacted our Plainridge Park Casino. In addition, a new tribal casino in Nebraska opened in November 2018, which competes with Ameristar Council Bluffs, and the launch of historical racing machines in Virginia in May 2019 has impacted our Hollywood Casino at Charles Town Races property. There is also the potential for another new tribal casino in Taunton, Massachusetts (the construction is currently on hold following a judicial ruling in favor of the Taunton property owners who contended that the federal government erred in placing reservation land in trust for the Mashpee Wampanoag tribe).
Hollywood Casino Aurora, Hollywood Casino Joliet, and Ameristar East Chicago have also been negatively impacted by the proliferation of VGTs at numerous locations throughout the state of Illinois, which are in the vicinity of our operations, as well as expanded land-based casinos within the state of Illinois. In addition, some of our direct competitors in certain markets may have superior facilities and/or operating conditions. Pennsylvania also enacted legislation in October 2017 to significantly expand gaming in the state that causes additional competition for Hollywood Casino at Penn National Race Course, Hollywood Gaming at Mahoning Valley Race Course, and Meadows Racetrack and Casino. In addition, Indiana legislators approved a bill that allows new casinos in Gary, Indiana, which will provide more proximate competition to Ameristar East Chicago. We expect each existing or future market in which we participate to be highly competitive.
We may face disruption and other difficulties in integrating and managing properties or other initiatives we have recently acquired, may develop or acquire in the future.
We expect to continue pursuing expansion opportunities, and we regularly evaluate opportunities for acquisition and development of new properties. Such evaluations may include discussions and the review of confidential information after the execution of nondisclosure agreements with potential acquisition candidates, some of which may be potentially significant in relation to our size.
We could face significant challenges in managing and integrating our expanded or combined operations and any other properties we may develop or acquire, particularly in new competitive markets, such as the entry into the Michigan market with the acquisition of Greektown in May 2019. The integration of more significant properties that we may develop or acquire (such as Margaritaville and Greektown) will require the dedication of management resources that may temporarily divert attention from our day-to-day business. In addition, development and integration of new information technology systems that may be required is costly and time-consuming. The process of integrating properties that we may acquire also could interrupt the activities of those businesses, which could have a material adverse effect on our financial condition, results of operations and cash flows. In addition, the development of new properties may involve construction, local opposition, regulatory, legal and competitive risks as well as the risks attendant to partnership deals on these development opportunities. In particular, in projects where we team up with a joint venture partner, if we cannot reach agreement with such partners, or if our relationships otherwise deteriorate, we could face significant increased costs and delays. Local opposition can delay or increase the anticipated cost of a project. Many of these same risks apply to our iGaming initiatives. Finally, given the competitive nature of these types of limited license opportunities, litigation is possible.
Management of new properties, especially in new geographic areas and business lines may require that we increase our management resources or divert the attention of our current management. We cannot assure you that we will be able to manage the combined operations effectively or realize any of the anticipated benefits of our acquisitions or development projects. We also cannot assure you that if acquisitions are completed, that the acquired businesses will generate returns consistent with our expectations.
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
The occurrence of some or all of the above described events could have a material adverse effect on our financial condition, results of operations and cash flows.
In the event we make another acquisition, we may face risks related to our ability to receive regulatory approvals required to complete, or other delays or impediments to completing, such acquisition.
Our growth is fueled, in part, by the acquisition of existing gaming, racing, and development properties, as well as our iGaming initiatives. In addition to standard closing conditions, our acquisitions are often conditioned on the receipt of regulatory approvals and other hurdles that create uncertainty and could increase costs. Such delays could significantly reduce the benefits to us of such acquisitions and could have a material adverse effect on our financial condition, results of operations and cash flows.
We face a number of challenges prior to opening new or upgraded gaming properties.
No assurance can be given that, when we endeavor to open new or upgraded gaming properties or launch new iGaming channels, the expected timetables for opening such properties will be met in light of the uncertainties inherent in the development of the regulatory framework, construction, the licensing process, legislative action and litigation. Delays in opening new or upgraded properties could lead to increased costs and delays in receiving anticipated revenues with respect to such properties and could have a material adverse effect on our financial condition, results of operations and cash flows.
We are required to utilize a significant portion of our cash flow from operations to make our rent payments under our Triple Net Leases, which could adversely affect our ability to fund our operations and growth and limit our ability to react to competitive and economic changes.
We are required to utilize a significant portion of our cash flow from operations to make our rent payments pursuant to and subject to the terms and conditions of our Master Leases with GLPI, our Meadows Lease with GLPI, and our Margaritaville Lease and Greektown Lease with VICI (as defined previously as our “Triple Net Leases”). As a result of these commitments, our ability to fund our own operations or development projects, raise capital, make acquisitions and otherwise respond to competitive and economic changes may be adversely affected. For example, our obligations under the Triple Net Leases may:

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
Any of the above listed factors could have a material adverse effect on our financial condition, results of operations and cash flows.
Most of our facilities are leased and could experience risks associated with leased property, including risks relating to lease termination, lease extensions, charges and our relationship with our REIT Landlords, which could have a material adverse effect on our financial position, results of operations and cash flows.
We lease 34 of the facilities we operate pursuant to the Triple Net Leases. The Triple Net Leases provide that our REIT Landlords may terminate each such Lease for a number of reasons, including, subject to applicable cure periods, the default in any payment of rent, taxes or other payment obligations or the breach of any other covenant or agreement in the lease. Termination of any of our Triple Net Leases could result in a default under our debt agreements and could have a material adverse effect on our financial condition, results of operations and cash flows. Moreover, as a lessee, we do not completely control the land and improvements underlying our operations, and our landlords under the Triple Net Leases could take certain actions to disrupt our rights in the facilities leased under the Triple Net Leases that are beyond our control. If one of our landlords chose to disrupt our use either permanently or for a significant period of time, then the value of our assets could be impaired and our business would be adversely affected. There can also be no assurance that we will be able to comply with our obligations under the Triple Net Leases in the future. In addition, if one of our landlords has financial, operational, regulatory or other challenges, there can be no assurance that the landlord will be able to comply with its obligations under its agreements with us.
Under triple net leases, in addition to rent, we are required to pay, among other things, the following: (1) all facility maintenance, (2) all insurance required in connection with the leased properties and the business conducted on the leased properties, (3) taxes levied on or with respect to the leased properties (other than taxes on the income of the lessor) and (4) all utilities and other services necessary or appropriate for the leased properties and the business conducted on the leased properties. We are responsible for incurring the costs described in the preceding sentence notwithstanding the fact that many of the benefits received in exchange for such costs shall in part accrue to the landlords as owners of the associated facilities. In addition, if some of our leased facilities should prove to be unprofitable, we could remain obligated for lease payments and other obligations under the Triple Net Leases even if we decided to withdraw from those locations. We could incur special charges relating to the closing of such facilities, including lease termination costs, impairment charges and other special charges that would reduce our net income and could have a material adverse effect on our financial condition, results of operations and cash flows.
We may face reductions in discretionary consumer spending as a result of an economic downturn.
Our net revenues are highly dependent upon the volume and spending levels of customers at properties we manage, and as such, our business has been adversely impacted by economic downturns in the past. Decreases in discretionary consumer spending brought about by weakened general economic conditions such as, but not limited to, lackluster recoveries from recessions, high unemployment levels, higher income taxes, low levels of consumer confidence, weakness in the housing market, cultural and demographic changes, high fuel or other transportation costs and increased stock market volatility may negatively impact our revenues and operating cash flow.
We face extensive regulation from gaming authorities, which could have a material adverse effect on us.
As owners and managers of casino gaming, online gaming, sports betting, video lottery, VGTs, and pari-mutuel wagering operations, we are subject to extensive state and local regulation. These regulatory authorities have broad discretion, and may, for any reason set forth in the applicable legislation, rules and regulations, limit, condition, suspend, fail to renew or revoke a license or registration to conduct gaming operations or prevent us from owning the securities of any of our gaming subsidiaries or prevent another person from owning an equity interest in us. Like all gaming operators in the jurisdictions in which we operate, we must periodically apply to renew our gaming licenses or registrations and have the suitability of certain of our directors, officers and employees approved. We cannot assure you that we will be able to obtain such renewals or approvals. Regulatory authorities have input into our operations, for instance, hours of operation, location or relocation of a facility, and numbers and types of machines. Regulators may also levy substantial fines against or seize our assets, the assets of our subsidiaries or the people involved in violating gaming laws or regulations. Any of these events could have a material adverse effect on our financial condition, results of operations and cash flows.
We have demonstrated suitability to obtain and have obtained all governmental licenses, registrations, permits and approvals necessary for us to operate our existing gaming and pari-mutuel properties. There can be no assurance that we will be able to retain those existing licenses or demonstrate suitability to obtain any new licenses, registrations, permits or approvals. In addition, the loss of a license in one jurisdiction could trigger the loss of a license or affect our eligibility for a license in another jurisdiction. As we expand our gaming operations in our existing jurisdictions or to new areas, we may have to meet additional suitability requirements and obtain additional licenses, registrations, permits and approvals from gaming authorities in these jurisdictions. The approval process can be time-consuming and costly, and we cannot be sure that we will be successful. Furthermore, this risk is particularly pertinent to our iGaming initiatives because regulations in this area are not as fully developed or established.
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
Our directors, officers, key employees, and joint venture partners must also meet approval standards of certain state regulatory authorities. If state gaming regulatory authorities were to find a person occupying any such position or a joint venture partner unsuitable, we would be required to sever our relationship with that person or the joint venture partner. State regulatory agencies may conduct investigations into the conduct or associations of our directors, officers, key employees or joint venture partners to ensure compliance with applicable standards.

Certain public and private issuances of securities and other transactions that we are party to also require the approval of some state regulatory authorities.
Changes in legislation and regulation of our business could have an adverse effect on our financial condition, results of operations and cash flows.
Regulations governing the conduct of gaming activities and the obligations of gaming companies in any jurisdiction in which we have or in the future may have gaming operations are subject to change and could impose additional operating, financial, competitive or other burdens on the way we conduct our business.
In particular, certain areas of law governing new gaming activities, such as the federal and state law applicable to iGaming and sports betting, are new or developing in light of emerging technologies. New and developing areas of law may be subject to the interpretation of the government agencies tasked with enforcing them. In some circumstances, a government agency may interpret a statute or regulation in one manner and then reconsider its interpretation at a later date. No assurance can be provided that government agencies will interpret or enforce new or developing areas of law consistently, predictably, or favorably. Moreover, legislation to prohibit, limit or add burdens to our business may be introduced in the future in states where gaming has been legalized. In addition, from time to time, legislators and special interest groups have proposed legislation that would expand, restrict or prevent gaming operations or which may otherwise adversely impact our operations in the jurisdictions in which we operate. Any expansion of gaming or restriction on or prohibition of our gaming operations or enactment of other adverse regulatory changes could have a material adverse effect on our operating results. For example, in January 2019, legal counsel for the U.S. Department of Justice (“DOJ”) issued a legal opinion on the Interstate Wire Act of 1961 (“Wire Act”), which stated that the Wire Act bans any form of online gambling if it crosses state lines and reversed a 2011 DOJ legal opinion that stated that the Wire Act only applied to interstate sports betting. The validity of the 2019 DOJ legal opinion and the conflicting interpretations of the Wire Act by DOJ is presently the subject of ongoing litigation.
State and local smoking restrictions have and may continue to negatively affect our business.
Legislation in various forms to ban indoor tobacco smoking in public places has been enacted or introduced in many states and local jurisdictions, including several of the jurisdictions in which we operate. We believe the smoking restrictions have significantly impacted business volumes.
For example, in November 2018, voters in St. Louis County approved a ballot referendum that requires Hollywood Casino St. Louis and River City Casino to make at least 50% of their gaming floor smoke free. This smoking restriction has had an adverse impact on our financial condition, results of operations and cash flows at our casinos in St. Louis County. Additionally, in August 2017, the East Baton Rouge Metropolitan Council approved a smoking ban in casinos and bars that took effect in June 2018. This smoking ban has had and is expected to continue to have an adverse effect on our business at L’Auberge Baton Rouge.
In Pennsylvania, we are currently only permitted to have smoking on up to 50% of the gaming floors of our Meadows Racetrack and Casino and Hollywood Casino at Penn National Race Course properties; and smoking is banned in all other indoor areas. Additionally, in July 2012, a state statute in Indiana became effective that imposes a statewide smoking ban in specified businesses, buildings, public places and other specified locations. The statute specifically exempts riverboat casinos and all other gaming properties in Indiana from the smoking ban. However, the statute allows local government to enact a more restrictive smoking ban than the state statute and also leaves in place any more restrictive local legislation that exists as of the effective date of the statute. To date, our properties in East Chicago and Lawrenceburg, Indiana, are not subject to any such local legislation.
If additional smoking restrictions are enacted within jurisdictions where we operate or seek to do business, our financial condition, results of operations and cash flows could be adversely affected.
Material increases to our taxes or the adoption of new taxes could have a material adverse effect on our future financial results.
We believe that the prospect of significant revenue is one of the primary reasons that jurisdictions permit legalized gaming. As a result, gaming companies are typically subject to significant revenue-based taxes and fees in addition to normal federal, state and local income taxes, and such taxes and fees are subject to increase at any time. We pay substantial taxes and fees with respect to our operations. From time-to-time, federal, state, local and provincial legislators and officials have proposed changes in tax laws, or in the administration of such laws, affecting the gaming industry. In addition, worsening economic conditions could intensify the efforts of state and local governments to raise revenues through increases in gaming taxes, property taxes and/or by authorizing additional gaming properties each subject to payment of a new license fee. It is not possible to determine with certainty the likelihood of changes in such laws or in the administration of such laws. Such changes, if adopted, could have a material adverse effect on our financial condition, results of operations and cash flows. The large number of state and local governments with significant current or projected budget deficits makes it more likely that those governments that currently permit gaming will seek to fund such deficits with new or increased gaming taxes and/or property taxes, and worsening economic conditions could intensify those efforts. Any material increase, or the adoption of additional taxes or fees, could have a material adverse effect on our future financial results, especially in light of our significant fixed rent payments.
In gaming jurisdictions in which we operate, state and local governments raise considerable revenues from taxes based on casino revenues and operations. We also pay property taxes, admission taxes, occupancy taxes, sales and use taxes, payroll taxes, franchise taxes and income taxes. Our profitability depends on generating enough revenues to pay gaming taxes and other largely variable expenses, such as payroll and marketing, as well as largely fixed expenses, such as rental payments to our landlords, property taxes and interest expense. From time-to-time, state and local governments have increased gaming taxes and such increases can significantly impact the profitability of gaming operations. For example, in October 2017, Pennsylvania increased gaming taxes, which adversely impacted our properties in Pennsylvania.
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
We are also subject to a variety of other rules and regulations, including zoning, environmental, construction and land-use laws and regulations governing the serving of alcoholic beverages. If we are not in compliance with these laws, it could have a material adverse effect on our financial condition, results of operations and cash flows. We also deal with significant amounts of cash in our operations and are subject to various reporting and anti-money laundering regulations. Any violation of anti-money laundering laws or regulations, or any accusations of money laundering or regulatory investigations into possible money laundering activities, by any of our properties, employees or customers could have a material adverse effect on our financial condition, results of operations and cash flows.
We have certain properties that generate a significant percentage of our revenues.
For the year ended December 31, 2019, we generated 14.8%, 11.3%, and 13.6% of our revenues from our properties within the states of Louisiana, Missouri, and Ohio, respectively. Additionally, we generated 6.8% of our revenues from our property in Charles Town, West Virginia. Our ability to meet our operating and debt service requirements is dependent, in part, upon the continued success of our properties in Louisiana, Missouri, Ohio, and West Virginia. Our properties could be adversely affected by numerous factors, including those described in these “Risk Factors” as well as more specifically those described below:

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
In addition, although to a lesser extent than our properties in Louisiana, Missouri, Ohio, and West Virginia, we anticipate meaningful contributions from Ameristar Black Hawk, Greektown, and our properties in Pennsylvania. Therefore, our results will be dependent on the regional economies and competitive landscapes at these locations as well.
We may continue to experience impairments of our goodwill and other intangible assets and could potentially experience impairment of our long-lived assets, which could adversely affect our financial condition and results of operations.
In recent years, we have recognized a substantial amount of goodwill, gaming licenses and trademarks, in connection with the Pinnacle Acquisition and the acquisitions of Margaritaville and Greektown. We test goodwill and other indefinite-lived intangible assets for impairment annually during the fourth quarter, or more frequently if events or circumstances indicate that the carrying amount may not be recoverable. A significant amount of judgment is involved in performing fair value estimates for goodwill and other intangible assets since the results are based on estimated future cash flows and assumptions, such as discount rates, expected competition and capital expenditures, among other factors. We base our fair value estimates on projected financial information, which we believe to be reasonable. However, actual results may differ from those projections. As a result of our 2019 annual impairment test, we recognized impairments on our goodwill, gaming licenses and trademarks, of $88.0 million, $62.6 million and $20.0 million, respectively. In the future, we may need to recognize additional amounts of impairment on our goodwill, gaming licenses and trademarks, particularly with regards to the Pinnacle Acquisition and the acquisitions of Margaritaville and Greektown, which could adversely affect our financial condition and results of operations.
We are or may become involved in legal proceedings that, if adversely adjudicated or settled, could impact our financial condition and results of operations.
From time to time, we are defendants in various lawsuits relating to matters incidental to our business. The nature of our business subjects us to the risk of lawsuits filed by customers, past and present employees, competitors, business partners and others in the ordinary course of business (particularly in the case of class actions). As with all litigation, no assurance can be provided as to the outcome of these matters and, in general, litigation can be expensive and time consuming. We may not be successful in these lawsuits, and, especially with increasing class action claims in our industry, could result in costs, settlements or damages that could significantly impact our financial condition, results of operations and cash flows.
Our operations are largely dependent on the skill and experience of our management and key personnel. The loss of management and other key personnel could significantly harm our business, and we may not be able to effectively replace members of management who have left our company, particularly as we enter new channels of iGaming.
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
We expect to experience strong competition in hiring and retaining qualified property and corporate management personnel, including competition from numerous Native American gaming casinos that are not subject to the same taxation regimes as we are and therefore may be willing and able to pay higher rates of compensation. From time-to-time, we expect to have a number of vacancies in key corporate and property management positions. If we are unable to successfully recruit and retain qualified management personnel at our properties, iGaming division, or at our corporate level, our financial condition, results of operations and cash flows could be adversely affected.
Inclement weather, acts or threats of terrorism, and other casualty events could seriously disrupt our business and have a material adverse effect on our financial condition, results of operations and cash flows.
The operations of our properties are subject to disruptions or reduced patronage as a result of severe weather conditions, natural disasters, acts or threats of terrorism, concerns about contagious diseases, and other casualty events. Because many of our gaming operations are located on or adjacent to bodies of water, these properties are subject to risks in addition to those associated with land-based casinos, including loss of service due to casualty, forces of nature, mechanical failure, extended or extraordinary maintenance, flood, hurricane or other severe weather conditions. Many of our casinos operate in areas which are subject to periodic flooding that has caused us to experience decreased attendance and increased operating expenses. Any flood or other severe weather condition could lead to the loss of use of a casino facility for an extended period. For instance, Hollywood Casino Toledo was closed for brief periods in 2014, 2015 and 2016 due to harsh winter conditions and Argosy Casino Alton was closed for several days in December 2015, January 2016, May 2017 and May 2019, due to flooding. In 2016, L’Auberge Lake Charles and L’Auberge Baton Rouge were both negatively impacted by lost business volume due to severe rain and flooding. In 2017, visitation to Boomtown New Orleans, L’Auberge Lake Charles and L’Auberge Baton Rouge was negatively impacted by Hurricanes Harvey and Nate. Most recently, adverse winter weather and severe flooding in the first half of 2019 negatively impacted visitation at several of our properties in the Midwest.
Even if adverse weather conditions do not require the closure of our properties, those conditions make it more difficult for our customers to reach our properties for an extended period of time, which can have an adverse impact on our financial condition and results of operations. Casualty events such as, the tragic shootings that occurred on the Las Vegas Strip on October 1, 2017 that affect tourism also impact our business. Following this tragedy, operations at Tropicana Las Vegas were adversely affected.

The extent to which we can recover under our insurance policies for damages sustained at our properties in the event of future inclement weather and other casualty events could adversely affect our business.
We maintain significant property insurance, including business interruption coverage, for these and other properties. However, there can be no assurances that we will be fully or promptly compensated for losses at any of our properties in the event of future inclement weather or casualty events. In addition, our property insurance coverage is in an amount that may be significantly less than the expected and actual replacement cost of rebuilding certain properties “as was” if there was a total loss. The Triple Net Leases require us, in the event of a casualty event, to rebuild a leased property to substantially the same condition as existed immediately before such casualty event. We renew our insurance policies (other than our builder’s risk insurance) on an annual basis. The cost of coverage may become so material that we may need to further reduce our policy limits, further increase our deductibles, or agree to certain exclusions from our coverage.
Our gaming operations rely heavily on technology services and an uninterrupted supply of electrical power. Our security systems and all of our slot machines are controlled by computers and reliant on electrical power to operate.
Any unscheduled disruption in our technology services or interruption in the supply of electrical power could result in an immediate, and possibly substantial, loss of revenues due to a shutdown of our gaming operations. Such interruptions may occur as a result of, for example, a failure of our information technology or related systems, catastrophic events or rolling blackouts. Our systems are also vulnerable to damage or interruption from earthquakes, floods, fires, telecommunication failures, terrorist attacks, computer viruses, computer denial-of-service attacks and similar events. In the event that any of the third-parties we rely on for power experiences a disruption in its ability to provide such services to us (whether due to technological difficulties or power problems), this may result in a material disruption at the casinos that we operate and have a material effect on our financial condition, results of operations and cash flows.
Our information technology and other systems are subject to cyber security risk, including misappropriation of employee information, customer information or other breaches of information security.
We increasingly rely on information technology and other systems, including our own systems and those of service providers and third parties, to manage our business and employee data and maintain and transmit customers’ personal and financial information, credit card settlements, credit card funds transmissions, mailing lists and reservations information. Our collection of such data is subject to extensive regulation by private groups, such as the payment card industry, as well as governmental authorities, including gaming authorities. Privacy regulations continue to evolve and we have taken, and will continue to take, steps to comply by implementing processes designed to safeguard our business, employee and customers’ confidential and personal information. In addition, our security measures are reviewed and evaluated regularly. However, our information and processes and those of our service providers and other third parties, are subject to the ever-changing threat of compromised security, in the form of a risk of potential breach, system failure, computer virus, or unauthorized or fraudulent use by customers, company employees, or employees of third party vendors. The steps we take to deter and mitigate the risks of breaches may not be successful, and any resulting compromise or loss of data or systems could adversely impact operations or regulatory compliance and could result in remedial expenses, fines, litigation, disclosures, and loss of reputation, potentially impacting our financial results.
Further, as cyber-attacks continue to evolve, we may incur significant costs in our attempts to modify or enhance our protective measures or investigate or remediate any vulnerability. Increased instances of cyber-attacks may also have a negative reputational impact on us and our properties that may result in a loss of customer confidence and, as a result, may have a material adverse effect on our financial condition, results of operations and cash flows.
Our operations in certain jurisdictions depend on management agreements and/or leases with third parties and local governments.
Our operations in several jurisdictions depend on land leases and/or management and development agreements with third parties and local governments. If we, or if GLPI or VICI in the case of leases pursuant to which we are the sub-lessee, are unable to renew these leases and agreements on satisfactory terms as they expire or if disputes arise regarding the terms of these agreements, our business may be disrupted and, in the event of disruptions in multiple jurisdictions, could have a material adverse effect on our financial condition, results of operations and cash flows.
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
While we believe that the overall budgets for our planned capital expenditures are reasonable, these costs are estimates and the actual costs may be higher than expected. In addition, we can provide no assurance that these investments will be sufficient or that we will realize our expected returns on our capital investments, or any returns at all. A failure to realize our expected returns on capital investments could materially adversely affect our financial condition, results of operations and cash flows.
The concentration and evolution of the slot machine manufacturing industry could impose additional costs on us.
A majority of our revenues are attributable to slot machines and related systems operated by us at our gaming properties. It is important, for competitive reasons, that we offer the most popular and up to date slot machine games with the latest technology to our customers.
A substantial majority of the slot machines sold in the U.S. in recent years were manufactured by a few select companies, and there has been extensive consolidation activity within the gaming equipment sector in recent years, including the acquisitions of Multimedia Games, Inc. by Everi Holdings, Inc. (formerly known as Global Cash Access), Bally Technologies, Inc. (which had acquired SHFL Entertainment, Inc.) and WMS Industries Inc. by Scientific Games Corporation and International Game Technology by GTECH Holdings.
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
In May 2018, the U.S. Supreme Court struck down the Professional and Amateur Sports Protection Act of 1992 (“PASPA”) as unconstitutional. Prior to the Court’s ruling, PASPA banned sports betting in most U.S. States. In light of the Court’s ruling, certain of the jurisdictions in which we operate legalized intra-state sports wagering and established extensive state licensing and regulatory requirements governing any such intra-state sports wagering, including the payment of license fees and additional taxes by operators. In the second half of 2018, we began accepting wagers on sporting events at Penn National Race Course and our properties in Mississippi and West Virginia; and, in 2019, at Meadows Racetrack and Casino and our properties in Indiana and Iowa. We were already accepting wagers on sporting events in our properties in Nevada. We are also in the process of completing the regulatory application process to offer sports wagering in Colorado, Illinois and Michigan. We continue to engage with state lawmakers in other jurisdictions in which we already operate to advocate for the passage of laws legalizing sports betting within the jurisdiction with reasonable tax rates and license fees, similar to legislation enacted in West Virginia, Mississippi and Nevada. Any further expansion of our sports betting operations is dependent on potential legislation in these other jurisdictions.
Our sports betting operations will compete in a rapidly evolving and highly competitive market against an increasing number of competitors. In order to augment our revenues, we have acquired an approximate 36% interest in Barstool Sports and have the sole right to utilize its brand for all of our online and retail sports betting for up to 40 years. In addition, we have entered into certain market access agreements with certain other sports betting operators, including DraftKings, PointsBet, The Stars Group and the Score and may enter into agreements with additional strategic partners (such as Barstool Sports) and other third-party vendors and we may not be able to do so on terms that are favorable to us. The success of our proposed sports betting operations is dependent on a number of additional factors that are beyond our control, including the ultimate tax rates and license fees charged by jurisdictions across the United States; our ability to gain market share in a newly developing market; the timeliness and the technological and popular viability of our products, our ability to compete with new entrants in the market; changes in consumer demographics and public tastes and preferences; and the availability and popularity of other forms of entertainment. There can be no assurance that we will be able to compete effectively or that our expansion will be successful and generate sufficient returns on our investment.

Our iGaming initiatives may result in increased risk of cyber-attack, hacking, or other security breaches, which could harm our reputation and competitive position and which could result in regulatory actions against us or in other penalties.
As our iGaming business grows, we will face increased cyber risks and threats that seek to damage, disrupt or gain access to our networks, our products and services, and supporting infrastructure. Such cyber risks and threats, including to virtual currencies that may be used in the games, may be difficult to detect. Any failure to prevent or mitigate security breaches or cyber risk could result in interruptions to the services we provide, degrade the user experience, and cause our users to lose confidence in our products. The unauthorized access, acquisition or disclosure of consumer information could compel us to comply with disparate breach notification laws and otherwise subject us to proceedings by governmental entities or others and substantial legal and financial liability. Our key business partners also face these same risks with respect to consumer information they collect, and data security breaches with respect to such information could cause reputational harm to them and negatively impact our ability to offer our products and services through their platforms. This could harm our business and reputation, disrupt our relationships with partners and diminish our competitive position.
In recent years, we announced several initiatives within the social gaming/interactive space, which has been a new line of business for us in a rapidly evolving and highly competitive market. There can be no assurance that we will be able to compete effectively or that our initiatives will be successful.
In recent years, we announced several initiatives in the social gaming space, including the acquisitions of Absolute Games in May 2018 and Rocket Speed in August 2016, and expect to continue to invest in and market social gaming and other mobile gaming platforms to our customers in casinos and beyond and to explore other acquisitions in the space. Social gaming remains a new and growing line of business for us, which makes it difficult to assess its future prospects. Our products will compete in a rapidly evolving and highly competitive market against an increasing number of competitors, including Playtika, Zynga and slot manufacturers. Given the open nature of the development and distribution of games for electronic devices, our business will also compete with developers and distributors who are able to create and launch games and other content for these devices using relatively limited resources and with relatively limited start-up time or expertise. We have limited experience operating in this rapidly evolving marketplace and may not be able to compete effectively.
In addition, our ability to be successful with our social gaming platform is dependent on numerous factors beyond our control that affect the social and mobile gaming industry and the online gaming industry in the United States, including the legalization and expansion of online real money gaming in the United States beyond the states where it is currently permitted; changes to the policies of social gaming distribution channels, including Apple and Google; changes in consumer demographics and public tastes and preferences; changing laws and regulations affecting social and mobile games; the reaction of regulatory bodies to social gaming initiatives by holders of gaming licenses; the availability and popularity of other forms of entertainment; any challenges to the intellectual property rights underlying our games; any advances in technology that we are unable to timely implement; and outages and disruptions of our online services that may harm our business.
Our iGaming initiatives will result in increased operating expense and increased time and attention from our management. In addition, we may be particularly dependent on key personnel in our iGaming business unit. We believe our interactive initiatives are largely complementary to our current operations and offer additional avenues of access and interaction for our customers, and, the interactive business depends on developing and publishing games that consumers will download and spend time and money on consistently. We continue to invest in research and development, analytics and marketing to attract and retain customers for our games. Our success depends, in part, on unpredictable factors beyond our control, including consumer preferences, the viability and popularity of our apps and products, competing games and other forms of entertainment, and the emergence of new platforms. Our inability to ultimately monetize our investment in social gaming/interactive initiatives could have a material adverse effect on our business, financial condition and results of operations.
The success of our VGT operations in Illinois is dependent on our ability to renew our contracts and expand the business.
In September 2015, we completed the acquisition of Prairie State Gaming, one of the largest VGT operators in Illinois and subsequently have completed several smaller acquisitions of VGT operators in the state. We face competition from other VGT operators, as well as from casinos, hotels, taverns and other entertainment venues. Our ability to compete successfully in this line of business depends on our ability to retain existing customers and secure new establishments, both of which are dependent on the level of service and variety of products that we are able to offer to our customers. VGT contracts are renewable at the option of the owner of the applicable bar and retail gaming establishments and, as our contracts expire, we will be subject to competition for renewals. In addition, VGT operations in Illinois are subject to approval by local municipalities, and therefore our ability to retain and expand our VGT business depends, in part, on such approvals. In addition, there is a risk that the market for VGTs in Illinois could become oversaturated. If we are unable to retain our existing customers or their results suffer as a result of competition or because the market becomes oversaturated or if certain municipalities in Illinois elect to prohibit VGTs, our financial condition, results of operations and cash flows could be adversely impacted.
Work stoppages, organizing drives and other labor problems could negatively impact our future profits.
Some of our employees are currently represented by labor unions. A lengthy strike or other work stoppages at any of our casino properties or construction projects could have an adverse effect on our financial condition, results of operations and cash flows. Given the large number of employees, labor unions are making a concerted effort to recruit more employees in the gaming industry. We cannot provide any assurance that we will not experience additional and more successful union organization activity in the future.
We are subject to environmental laws and potential exposure to environmental liabilities.
We are subject to various federal, state and local environmental laws and regulations that govern our operations, including emissions and discharges into the environment, and the handling and disposal of hazardous and non-hazardous substances and wastes. Failure to comply with such laws and regulations could result in costs for corrective action, penalties or the imposition of other liabilities or restrictions. From time to time, we have incurred and are incurring costs and obligations for correcting environmental noncompliance matters. The extent of such potential conditions cannot be determined definitively. To date, none of these matters have had a material adverse effect on our financial condition, results of operations and cash flows; however, there can be no assurance that such matters will not have such an effect in the future.
We also are subject to laws and regulations that impose liability and clean-up responsibility for releases of hazardous substances into the environment. Under certain of these laws and regulations, a current or previous owner or operator of the property may be liable for the costs of remediating contaminated soil or groundwater on or from its property, without regard to whether the owner or operator knew of, or caused, the contamination, as well as incur liability to third parties impacted by such contamination. The presence of contamination, or failure to remediate it properly, may adversely affect our ability to use, sell or rent property. Under our contractual arrangements under the Triple Net Leases, we will generally be responsible for both past and future environmental liabilities associated with our gaming operations, notwithstanding ownership of the underlying real property having been transferred. Furthermore, we are aware that there is or may have been soil or groundwater contamination at certain of our properties resulting from current or former operations. By way of further example, portions of Tropicana Las Vegas are known to contain asbestos as well as other environmental conditions, which may include the presence of mold. The environmental conditions may require remediation in isolated areas. The extent of such potential conditions cannot be determined definitely, and may result in additional expense in the event that additional or currently unknown conditions are detected.
Additionally, certain of the gaming chips used at many gaming properties, including some of ours, have been found to contain some level of lead. Analysis by third parties has indicated the normal handling of the chips does not create a health hazard. We have disposed of a majority of these gaming chips. To date, none of these matters or other matters arising under environmental laws has had a material adverse effect on our financial condition, results of operations and cash flows; however, there can be no assurance that such matters will not have such an effect in the future.
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

We are also subject to a variety of other federal, state and local laws and regulations, including those relating to zoning, construction, land use, employment, marketing and advertising and the production, sale and service of alcoholic beverages. If we are not in compliance with these laws and regulations or we are subject to a substantial penalty, it could have a material adverse effect on our financial condition, results of operations and cash flows.
Climate change, climate change regulations and greenhouse effects may adversely impact our operations and markets.
There is a growing political and scientific consensus that greenhouse gas (“GHG”) emissions continue to alter the composition of the global atmosphere in ways that are affecting and are expected to continue affecting the global climate.
We may become subject to legislation and regulation regarding climate change, and compliance with any new rules could be difficult and costly. Concerned parties, such as legislators and regulators, stockholders and nongovernmental organizations, as well as companies in many business sectors, are considering ways to reduce GHG emissions. Many states have announced or adopted programs to stabilize and reduce GHG emissions and in the past federal legislation have been proposed in Congress. If such legislation is enacted, we could incur increased energy, environmental and other costs and capital expenditures to comply with the limitations. Unless and until legislation is enacted and its terms are known, we cannot reasonably or reliably estimate its impact on our financial condition, operating performance or ability to compete. Further, regulation of GHG emissions may limit our guests’ ability to travel to our properties as a result of increased fuel costs or restrictions on transport related emissions. Climate change could have a material adverse effect on our financial condition, results of operations and cash flow. We have described the risks to us associated with extreme weather events in the risk factors above.
We depend on agreements with our horsemen and pari-mutuel clerks.
The Federal Interstate Horseracing Act of 1978, as amended, and state law in certain of the states where we operate pari-mutuel wagering require that, in order to simulcast races, we have certain agreements with the horse owners and trainers at our West Virginia and Pennsylvania racetracks. In addition, West Virginia requires applicants seeking to renew their gaming license to demonstrate they have an agreement regarding the proceeds of the gaming machines with a representative of a majority of (i) the horse owners and trainers, (ii) the pari-mutuel clerks, and (iii) the horse breeders.
In jurisdictions where we operate pari-mutuel wagering, if we fail to present evidence of an agreement with the horsemen at a track, we may not be permitted to conduct live racing and to export and import simulcasting at that track and OTWs and, in West Virginia, our video lottery license may not be renewed. In addition, our annual simulcast export agreements are subject to the horsemen’s approval under the Federal Interstate Horseracing Act of 1978, as amended. Some simulcast import agreements require horsemen approval depending on state law. If we fail to renew or modify existing agreements on satisfactory terms, this failure could have a material adverse effect on our financial condition, results of operations and cash flows.
Risks Related to our Investment in Barstool Sports
We may be unable to realize the anticipated benefits and financial returns of our investment in Barstool Sports.
We may not be able to achieve the expected benefits or financial returns of our investment in Barstool Sports due to fees, costs, taxes, delays or disruptions in connection with our roll out of our online and retail sportsbooks and iCasino products. In addition, there can be no assurance that the Barstool Sports audience will engage in sports betting and iCasino products to the extent that we expect. If additional states do not legalize sports betting, or legalize sports betting with unreasonable tax rates or license fees, this would affect our ability to expand our sports betting operations. Any of the factors above could prevent us from receiving the expected returns of our investment in Barstool Sports, cause the market price of our common stock to decline, and have a material adverse effect on our financial condition, results of operations and cash flows.
Our investment in and partnership with Barstool Sports may result in potential adverse reactions or changes to our business or regulatory relationships.
Our relationships with state gaming regulators and business partners could be adversely affected as a result of our affiliation with Barstool Sports. Gaming regulators may not have extensive experience in the digital media industry, which may present unique challenges in regulating our business. In addition, our business partners may react negatively to actual or perceived competitive threats from our affiliation with Barstool Sports.
The success of the Barstool Sports business depends on its ability to attract and retain qualified personnel.
Barstool Sports is dependent upon its ability to attract and retain senior management and key personnel, including content creators, bloggers and marketing personnel. It may be increasingly difficult to attract and retain such personnel after the consummation of the pending transaction. A shortage in the availability of the requisite qualified personnel would limit the ability of Barstool Sports to grow, to increase sales, and promote our products and services, including retail and online casinos and sportsbooks.
Risks Related to Our Indebtedness and Capital Structure
Our substantial indebtedness could adversely affect our financial health and prevent us from fulfilling our obligations under our outstanding indebtedness.
As of December 31, 2019, we had indebtedness of $2,419.0 million, including $140.0 million outstanding borrowings under our Revolving Credit Facility and $1,789.8 million in outstanding term loans. In addition, we are required to make significant annual lease payments to our REIT Landlords pursuant to the Triple Net Leases, which we currently expect will be between approximately $901 million and $905 million for the year ended December 31, 2019.
We have a substantial amount of indebtedness and significant fixed annual lease payments under the Triple Net Leases. Our substantial indebtedness and additional fixed costs under our Lease obligations could have important consequences to our financial health. For example, it could:

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

In addition, the interest rates of our Senior Secured Credit Facilities are tied to the London Interbank Offered Rate, or LIBOR. In July 2017, the head of the United Kingdom Financial Conduct Authority announced the desire to phase out the use of LIBOR by the end of 2021 (“FCA Announcement”). The FCA Announcement indicates that the continuation of LIBOR on the current basis is not guaranteed after 2021, which may impact our Revolving Credit Facility. It is not possible to predict the effect the FCA Announcement, any discontinuation, modification or other reforms to LIBOR or the establishment of alternative reference rates may have on us, but could include an increase in the cost of our variable rate indebtedness. We continue to monitor developments related to the LIBOR transition and/or identification of an alternative, market-accepted rate.
Any of the above listed factors could have a material adverse effect on our financial condition, results of operations and cash flows. The terms of our debt do not, and any future debt may not, fully prohibit us from incurring additional debt, including debt related to properties we develop or acquire. If new debt is added to our current debt levels, the related risks that we now face could intensify.
Volatility and disruption of the capital and credit markets and adverse changes in the global economy may negatively impact our revenues and our ability to access favorable financing terms.
While we intend to finance expansion and renovation projects with existing cash, cash flow from operations and borrowings under our Senior Secured Credit Facilities, we may require additional financing to support our continued growth. However, depending on then-current economic or capital market conditions, our access to capital may not be available on terms acceptable to us or at all. Further, if adverse regional and national economic conditions persist or worsen, we could experience decreased revenues from our operations attributable to decreases in consumer spending levels and could fail to satisfy the financial and other restrictive covenants to which we are subject under our existing indebtedness.

The availability and cost of financing could have an adverse effect on business.
We intend to finance some of our current and future expansion, development and renovation projects and acquisitions with cash flow from operations, borrowings under our Senior Secured Credit Facilities and equity or debt financings. We are required by the Triple Net Leases, in the case of certain expansion projects, or may choose, in the case of other development projects, to provide GLPI or VICI with the right to finance such projects. Depending on the state of the credit markets, if we are unable to finance our current or future projects, we could have to seek alternative financing, such as through selling assets, restructuring debt, increasing our reliance on equity financing or seeking additional joint venture partners. Depending on credit market conditions, alternative sources of funds may not be sufficient to finance our expansion, development and/or renovation, or such other financing may not be available on acceptable terms, in a timely manner or at all. In addition, our existing indebtedness contains restrictions on our ability to incur additional indebtedness. If we are unable to secure additional financing, we could be forced to limit or suspend expansion, development and renovation projects and acquisitions, which may adversely affect our financial condition, results of operations and cash flows.
The capacity under our Revolving Credit Facility, which expires in 2023, is $700.0 million. If a large percentage of our lenders were to file for bankruptcy or otherwise default on their obligations to us, we could experience decreased levels of liquidity which could have a detrimental impact on our operations. There is no certainty that our lenders will continue to remain solvent or fund their respective obligations under our Senior Secured Credit Facilities.
Our indebtedness imposes restrictive covenants on us that could limit our operations and lead to events of default if we do not comply with those covenants.
Our Senior Secured Credit Facilities require us, among other obligations, to maintain specified financial ratios and to satisfy certain financial tests, including interest coverage, senior secured net leverage and total net leverage ratios. In addition, our Senior Secured Credit Facilities restrict, among other things, our ability to incur additional indebtedness, incur guarantee obligations, repay certain other indebtedness or amend debt instruments, pay dividends, create liens on our assets, make investments, make acquisitions, engage in mergers or consolidations, engage in certain transactions with subsidiaries and affiliates or otherwise restrict corporate activities. In addition, the indenture governing our senior unsecured notes restricts, among other things, our ability to incur additional indebtedness (excluding certain indebtedness under our Senior Secured Credit Facilities), issue certain preferred stock, pay dividends or distributions on our capital stock or repurchase our capital stock, make certain investments, create liens on our assets to secure certain debt, enter into transactions with affiliates, merge or consolidate with another company, transfer and sell assets and designate our subsidiaries as unrestricted subsidiaries. A failure to comply with the restrictions contained in the documentation governing any of our indebtedness, termination of the Triple Net Leases (subject to certain exceptions) or the occurrence of certain defaults under the Triple Net Leases could lead to an event of default thereunder that could result in an acceleration of such indebtedness. Such acceleration would likely constitute an event of default under our other indebtedness, which could result in all of our debt becoming immediately due and payable and could permit certain of our lenders to foreclose on any of our assets securing such debt.
To service our indebtedness, we will require a significant amount of cash, which depends on many factors beyond our control.
We cannot assure you that our business will generate sufficient cash flow from operations or that future borrowings will be available to us under our Senior Secured Credit Facilities in amounts sufficient to enable us to fund our liquidity needs, including with respect to our indebtedness. We also may incur indebtedness related to properties we develop or acquire in the future prior to generating cash flow from those properties. If those properties do not provide us with cash flow to service that indebtedness, we will need to rely on cash flow from our other properties, which would increase our leverage. In addition, if we consummate significant acquisitions in the future, our cash requirements may increase significantly. As we are required to satisfy amortization requirements under our Senior Secured Credit Facilities or as other debt matures, we may also need to raise funds to refinance all or a portion of our debt. We cannot assure you that we will be able to refinance any of our debt, including our Senior Secured Credit Facilities, on attractive terms, commercially reasonable terms or at all. Our future operating performance and our ability to service, extend or refinance our debt will be subject to future economic conditions and to financial, business and other factors, many of which are beyond our control.
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
Under the tax matters agreement that GLPI entered into with us, GLPI generally is required to indemnify us against any tax resulting from the Spin-Off to the extent that such tax resulted from (1) an acquisition of all or a portion of the equity securities or assets of GLPI, whether by merger or otherwise, (2) other actions or failures to act by GLPI, or (3) any of GLPI’s representations or undertakings being incorrect or violated. GLPI’s indemnification obligations to Penn and its subsidiaries, officers and directors will not be limited by any maximum amount. If GLPI is required to indemnify Penn or such other persons under the circumstance set forth in the tax matters agreement, GLPI may be subject to substantial liabilities and there can be no assurance that GLPI will be able to satisfy such indemnification obligations. On September 27, 2017, the IRS finalized the audit examination of the 2013 U.S. federal income tax return with no adjustments related to the Spin-Off including the tax-free treatment. Although the 2013 examination is finalized, the statute of limitation was extended to June 30, 2018.
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
If the transaction is challenged by a third-party, a court could deem the distribution of GLPI common shares or certain internal restructuring transactions undertaken by us in connection with the Spin-Off to be a fraudulent conveyance or transfer. Fraudulent conveyances or transfers are defined to include transfers made or obligations incurred with the actual intent to hinder, delay or defraud current or future creditors or transfers made or obligations incurred for less than reasonably equivalent value when the debtor was insolvent, or that rendered the debtor insolvent, inadequately capitalized or unable to pay its debts as they become due. In such circumstances, a court could void the transactions or impose substantial liabilities upon us, which could adversely affect our financial condition and our results of operations. Among other things, the court could require our shareholders to return to us some or all of the shares of our common stock issued in the distribution or require us to fund liabilities of other companies involved in the restructuring transactions for the benefit of creditors. Whether a transaction is a fraudulent conveyance or transfer will vary depending upon the laws of the applicable jurisdiction.
If we and GLPI are treated by the IRS as being under common control, both we and GLPI could experience adverse tax consequences.
If we and GLPI are treated by the IRS as being under common control, the IRS will be authorized to reallocate income and deductions between us and GLPI to reflect arm’s length terms. If the IRS were to successfully establish that rents paid by us to GLPI are excessive, we would be (i) denied a deduction for the excessive portion and (ii) subject to a penalty on the portion deemed excessive, each of which could have a material adverse effect on our financial condition, results of operations and cash flows. Also, our shareholders would be deemed to have received a distribution that was then contributed to the capital of GLPI.

ITEM 1B.	UNRESOLVED STAFF COMMENTS
None.

ITEM 2.	PROPERTIES
As detailed in Item 1. Business, “Operating Properties,” the majority of our facilities are subject to leases of the underlying real estate assets, which, among other things, includes the land underlying the facility and the buildings used in the operations of the casino and the hotel, if applicable. The following describes the principal real estate associated with our properties by reportable segment (all area metrics are approximate):

	Location	Description of Owned Real Property	Acreage of Land	Description of Leased Real Property	Acreage of Land
Northeast segment
Ameristar East Chicago	East Chicago, IN	—	—	Land, buildings, boat	22
Greektown Casino-Hotel	Detroit, MI	—	—	Land, buildings	8
Hollywood Casino Bangor	Bangor, ME	—	—	Land, racetrack, buildings	44
Hollywood Casino at Charles Town Races	Charles Town and Ranson, WV	—	—	Land, racetrack, buildings	299
Hollywood Casino Columbus	Columbus, OH	—	—	Land, buildings	116
Hollywood Casino Lawrenceburg	Lawrenceburg, IN	Land, buildings	3	Land, buildings, boat	105
Hollywood Casino at Penn National Race Course	Grantville, PA	—	—	Land (1), racetrack, buildings	574
Hollywood Casino Toledo	Toledo, OH	—	—	Land, buildings	42
Hollywood Gaming at Dayton Raceway	Dayton, OH	—	—	Land, racetrack, buildings	120
Hollywood Gaming at Mahoning Valley Race Course	Youngstown, OH	—	—	Land, racetrack, buildings	193
Meadows Racetrack and Casino	Washington, PA	—	—	Land, racetrack, buildings	156
Plainridge Park Casino	Plainville, MA	—	—	Land, racetrack, buildings	88

South segment
1st Jackpot Casino	Tunica, MS	—	—	Land (2), buildings, boat	147
Ameristar Vicksburg	Vicksburg, MS	—	—	Land, buildings, boat	74
Boomtown Biloxi	Biloxi, MS	—	—	Land (3), buildings, boat	26
Boomtown Bossier City	Bossier City, LA	—	—	Land, buildings, boat	22
Boomtown New Orleans	New Orleans, LA	—	—	Land, buildings, boat	54
Hollywood Casino Gulf Coast	Bay St. Louis, MS	—	—	Land, buildings	579
Hollywood Casino Tunica	Tunica, MS	—	—	Land, buildings, boat	68
L’Auberge Baton Rouge	Baton Rouge, LA	Undeveloped land	478	Land, buildings, barge	99
L’Auberge Lake Charles	Lake Charles, LA	Undeveloped land	54	Land, buildings, barge	235
Margaritaville Resort Casino	Bossier City, LA	—	—	Land, buildings, barge	34
Resorts Casino Tunica (4)	Tunica, MS	—	—	Land, buildings, boat	87

West segment
Ameristar Black Hawk	Black Hawk, CO	—	—	Land, buildings	104
Cactus Petes and Horseshu	Jackpot, NV	—	—	Land, buildings	80
M Resort	Henderson, NV	—	—	Land, buildings	84
Tropicana Las Vegas	Las Vegas, NV	Land, buildings	35	—	—
Zia Park Casino	Hobbs, NM	—	—	Land, racetrack, buildings	317

Midwest segment
Ameristar Council Bluffs	Council Bluffs, IA	—	—	Land, buildings, boat	59
Argosy Casino Alton	Alton, IL	Boat	—	Land, buildings	4
Argosy Casino Riverside	Riverside, MO	—	—	Land (5), buildings, barge	45
Hollywood Casino Aurora	Aurora, IL	—	—	Land, buildings, barge	2
Hollywood Casino Joliet	Joliet, IL	—	—	Land, buildings, barge	276
Hollywood Casino at Kansas Speedway	Kansas City, KS	Land, buildings	101	—	—
Hollywood Casino St. Louis	Maryland Heights, MO	—	—	Land, buildings, barge	221
River City Casino	St. Louis, MO	—	—	Land (6), buildings, barge	83

Other
Freehold Raceway	Freehold, NJ	Land, racetrack, buildings	51	—	—
	Cherry Hill, NJ	Undeveloped land	10	—	—
Retama Park Racetrack (7)	Selma, TX	Undeveloped land	28	—	—
Sam Houston Race Park	Houston, TX	Land, racetrack, buildings	168	—	—
Sanford-Orlando Kennel Club	Longwood, FL	Land, racetrack, buildings	26	—	—
Valley Race Park	Harlingen, TX	Land, racetrack, buildings	71	—	—
			1,025		4,467

(1)	Of which, 393 acres is undeveloped land surrounding Hollywood Casino at Penn National Race Course

(2)	Of which, 53 acres is wetlands.

(3)	Of which, 3 acres is subject to the Penn Master Lease.

(4)	Resorts Casino Tunica ceased operations on June 30, 2019, but remains subject to the Penn Master Lease.

(5)	Of which, 38 acres is subject to the Penn Master Lease.

(6)	Of which, 24 acres is land surrounding River City Casino reserved for community and recreational facilities.

(7)	The land, racetrack, and buildings used in the operations of Retama Park Racetrack are owned by the City of Selma, Texas. We own undeveloped land adjacent to the Retama Park Racetrack.
We lease office and warehouse space in various locations outside of our operating properties, including 52,116 square feet of executive office and warehouse space in Wyomissing, Pennsylvania; 86,542 square feet of office space for our shared services center in Las Vegas, Nevada; 7,787 square feet of executive office space in Conshohocken, Pennsylvania; 5,740 square feet of office space in Henderson, Nevada; and approximately 1,000 square feet of office space in Philadelphia, Pennsylvania.
Our interests in the owned real property listed above (with the exception of the land, buildings, and racetracks, used in the operations of Hollywood Casino at Kansas Speedway, Freehold Raceway, Retama Park Racetrack, Sam Houston Race Park, and Valley Race Park; as well as the interests in the leased real property listed above); collateralize our obligations under our Senior Secured Credit Facilities (as defined in the “Liquidity and Capital Resources” section of “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” below).

ITEM 3.	LEGAL PROCEEDINGS
The Company is subject to various legal and administrative proceedings relating to personal injuries, employment matters, commercial transactions, development agreements and other matters arising in the ordinary course of business. Although the Company maintains what it believes to be adequate insurance coverage to mitigate the risk of loss pertaining to covered matters, legal and administrative proceedings can be costly, time-consuming and unpredictable. The Company does not believe that the final outcome of these matters will have a material adverse effect on its results of operations, financial position or cash flows.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Ticker Symbol and Holders of Record
Our common stock is quoted on the NASDAQ Global Select Market under the symbol “PENN.” As of February 21, 2020, there were 1,756 holders of record of our common stock.
Dividends
Since our initial public offering of common stock in May 1994, we have not paid any cash dividends on our common stock. We intend to retain all of our earnings to finance the development of our business, and thus, do not anticipate paying cash dividends on our common stock for the foreseeable future. Payment of any cash dividends in the future will be at the discretion of our Board of Directors and will depend upon, among other things, our future earnings, operations and capital requirements, our general financial condition and general business conditions. In addition, our Senior Secured Credit Facilities and senior notes restrict, among other things, our ability to pay dividends. Future financing arrangements may also prohibit the payment of dividends under certain conditions.
Sales of Unregistered Equity Securities
We did not issue or sell any unregistered equity securities during the years ended December 31, 2019, 2018, and 2017.
Share Repurchase Program
On January 9, 2019, the Company announced a share repurchase program pursuant to which the Board of Directors authorized to repurchase up to $200.0 million of the Company’s common stock, which expires on December 31, 2020. During the year ended December 31, 2019, the Company repurchased 1,271,823 shares of its common stock in open market transactions for $24.9 million at an average price of $19.55 per share. All repurchased shares were retired. We did not repurchase any shares of our common stock during the fourth quarter of 2019.

ITEM 6.	SELECTED FINANCIAL DATA
The following selected financial information for the years 2015 through 2019 was derived from our Consolidated Financial Statements. The information below should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and related notes thereto.

	For the year ended December 31,
(in millions, except per share data)	2019 (1)	2018 (2)	2017 (3)	2016	2015 (4)
Income statement data:
Revenues (5)	$5,301.4	$3,587.9	$3,148.0	$3,034.4	$2,838.3
Total operating expenses	4,729.5	2,953.8	2,702.3	2,491.4	2,370.5
Operating income	571.9	634.1	445.7	543.0	467.8
Total other expenses	(485.8)	(544.2)	(470.8)	(422.4)	(411.2)
Income (loss) before income taxes	86.1	89.9	(25.1)	120.6	56.6
Income tax benefit (expense)	(43.0)	3.6	498.5	(11.3)	(55.9)
Net income	$43.1	$93.5	$473.4	$109.3	$0.7
Per share data:
Earnings per common share—Basic	$0.38	$0.96	$5.21	$1.21	$0.01
Earnings per common share—Diluted	$0.37	$0.93	$5.07	$1.19	$0.01
Weighted-average shares outstanding—Basic	115.7	97.1	90.9	82.9	80.0
Weighted-average shares outstanding—Diluted	117.8	100.3	93.4	91.4	90.9
Other data:
Depreciation and amortization	$414.2	$269.0	$267.1	$271.2	$259.5
Interest expense, net	$534.2	$538.4	$463.2	$435.1	$431.6
Project and maintenance capital expenditures	$190.6	$92.6	$99.3	$97.2	$199.2
Cash flows provided by (used in):
Operating activities	$703.9	$352.8	$477.8	$408.0	$417.4
Investing activities	$(607.5)	$(1,423.1)	$(221.6)	$(79.3)	$(781.0)
Financing activities	$(122.4)	$1,272.1	$(207.0)	$(339.9)	$395.5
Balance sheet data—As of December 31:
Cash, cash equivalents and restricted cash	$455.2	$481.2	$279.4	$230.2	$241.5
Total assets (6)	$14,194.5	$10,961.0	$5,234.8	$4,974.5	$5,138.8
Total lease liabilities (6)	$4,800.6	$—	$—	$—	$—
Total financing obligations (6)	$4,142.7	$7,148.4	$3,538.8	$3,514.1	$3,564.6
Total debt	$2,385.1	$2,412.2	$1,250.2	$1,415.5	$1,711.0
Stockholders’ equity (deficit) (6)	$1,851.9	$731.2	$(73.1)	$(543.3)	$(678.0)

(1)
Includes the full year impact of the Pinnacle Acquisition and the acquisitions of Margaritaville in January 2019 and Greektown in May 2019. During the year ended December 31, 2019, we recorded impairment losses on our goodwill and other intangible assets of $170.6 million. During the year ended December 31, 2019, interest expense associated with the Penn Master Lease decreased by $181.2 million as a result of the adoption of ASC 842 (as defined in footnote (6) below), interest expense associated with the Pinnacle Master Lease increased by $126.0 million, and interest expense incurred on long-term debt increased by $50.8 million.

(2)
Includes the impact of the acquisition of Pinnacle in October 2018. In addition, we incurred $95.0 million in costs, primarily associated with the Pinnacle Acquisition, a $21.0 million loss on early extinguishment of debt, and a $34.3 million long-lived asset impairment charge. During the year ended December 31, 2018, we recorded $63.0 million of interest expense associated with the Pinnacle Master Lease.

(3)
During the year ended December 31, 2017, we recorded impairment losses on our goodwill and other intangible assets of $18.0 million and a provision for loan losses and unfunded loan commitments of $89.8 million. In addition, during the year ended December 31, 2017, we released $741.9 million of our deferred tax valuation allowance and recorded a $261.3 million write-down of our deferred tax assets due to the reduction of the corporate tax rate from 35% to 21%.

(4)
During the year ended December 31, 2015, we recorded impairment losses on our other intangible assets of $40.0 million related to the write-off of our Plainridge Park Casino gaming license and a write-down of the gaming license at Hollywood Gaming at Dayton Raceway.

(5)
On January 1, 2018, the Company adopted Accounting Standard Codification (“ASC”) Topic 606, “Revenue from Contracts with Customers” (“ASC 606”), using a modified retrospective approach, which did not require that prior years presented be restated as of the date of initial application. The adoption of ASC 606 did not materially impact the comparability of any of the selected financial information above.

(6)
On January 1, 2019, the Company adopted ASC Topic 842, “Leases” (“ASC 842”), using a modified retrospective approach, which did not require that prior years presented be restated. Upon adoption of ASC 842, among other items, we reduced property and equipment, net, by $1,571.7 million, recorded right-of-use assets and corresponding lease liabilities of $4,030.8 million, reduced the financing obligations by $2,954.1 million, and a recorded a cumulative-effect adjustment to retained earnings of $1,085.7 million. See Note 3, “New Accounting Pronouncements,” of the accompanying Consolidated Financial Statements for more information on the impact of the adoption of ASC 842.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of financial condition, results of operations, liquidity and capital resources should be read in conjunction with, and is qualified in its entirety by, our Consolidated Financial Statements and the notes thereto, included in this Annual Report on Form 10-K, and other filings with the Securities and Exchange Commission.

EXECUTIVE OVERVIEW
Our Business
Penn National Gaming, Inc., together with its subsidiaries, is a leading, diversified, multi-jurisdictional owner and manager of gaming and racing properties and video gaming terminal (“VGT”) operations. We currently offer live sports betting at our properties in Indiana, Iowa, Mississippi, Nevada, Pennsylvania and West Virginia. We operate an interactive gaming (“iGaming”) division through our subsidiary, Penn Interactive Ventures, LLC (“Penn Interactive”), which recently launched an online casino (“iCasino”) in Pennsylvania through our HollywoodCasino.com gaming platform and entered into multi-year agreements with leading sports betting operators for online sports betting and iGaming market access across our portfolio of properties. Our MYCHOICE® customer loyalty program currently has over 20 million members and provides such members with various benefits, including complimentary goods and/or services. References herein to “Penn National,” the “Company,” “we,” “our,” or “us” refer to Penn National Gaming, Inc. and its subsidiaries, except where stated or the context otherwise indicates.
As of December 31, 2019, we owned, managed, or had ownership interests in 41 properties in 19 states. The majority of the real estate assets (i.e., land and buildings) used in the Company’s operations are subject to triple net master leases; the most significant of which are the Penn Master Lease and the Pinnacle Master Lease (as such terms are defined in the “Liquidity and Capital Resources” section below and collectively referred to as the “Master Leases”), with Gaming and Leisure Properties, Inc. (NASDAQ: GLPI) (“GLPI”), a real estate investment trust (“REIT”). In addition, we are currently developing two Category 4 satellite gaming casinos in Pennsylvania: Hollywood Casino York and Hollywood Casino Morgantown, both of which are expected to commence operations by the end of 2020.
In February 2020, we closed on our investment in Barstool Sports, Inc. (“Barstool Sports”), a leading digital sports, entertainment and media platform, pursuant to a stock purchase agreement with Barstool Sports and stockholders of Barstool Sports, in which we purchased approximately 36% of the common stock of Barstool Sports for a purchase price of approximately $163 million. The purchase price consisted of approximately $135 million in cash and $28 million in shares of non-voting convertible preferred stock. Furthermore, three years after the closing of the transaction (or earlier at our election), we will increase our ownership in Barstool Sports to approximately 50% with an incremental investment of approximately $62 million, consistent with the implied valuation at the time of the initial investment. With respect to the remaining Barstool Sports shares, we have immediately exercisable call rights, and the existing Barstool Sports stockholders have put rights exercisable beginning three years after closing, all based on a fair market value calculation at the time of exercise (subject to a cap of $650.0 million and a floor of 2.25 times the annualized revenue of Barstool Sports, all subject to various adjustments). We also have the option to bring in another partner who would acquire a portion of our share of Barstool Sports. Upon closing, we became Barstool Sports’ exclusive gaming partner for up to 40 years and have the sole right to utilize the Barstool Sports brand for all of our online and retail sports betting and iCasino products. We expect to launch our online sports gaming app called Barstool Sports in August 2020 and anticipate that this transaction will facilitate the Company’s omni-channel growth.
In May 2019, we acquired Greektown Casino-Hotel (“Greektown”) in Detroit, Michigan, subject to a triple net lease with VICI Properties Inc. (NYSE: VICI) (“VICI” and collectively with GLPI, our “REIT Landlords”) (the “Greektown Lease”), and in January 2019, we acquired Margaritaville Casino Resort (“Margaritaville”) in Bossier City, Louisiana, subject to a triple net lease with VICI (the “Margaritaville Lease” and collectively with the Master Leases, the Greektown Lease and the Meadows Lease (as defined in “Liquidity and Capital Resources” below), the “Triple Net Leases”).
In October 2018, the Company completed the acquisition of Pinnacle Entertainment, Inc. (“Pinnacle”), a leading regional gaming operator (the “Pinnacle Acquisition”). In conjunction with the Pinnacle Acquisition, the Company divested the membership interests of certain Pinnacle subsidiaries, which operated the casinos known as Ameristar St. Charles, Ameristar Kansas City, Belterra Resort and Belterra Park (referred to collectively as the “Divested Properties”), to Boyd Gaming Corporation (NYSE: BYD) (“Boyd”). Additionally, as a part of the transaction, GLPI acquired the real estate assets associated with Plainridge Park Casino and concurrently leased back such assets to the Company (the “Plainridge Park Casino Sale-Leaseback”). In connection with the sale of the Divested Properties and the Plainridge Park Casino Sale-Leaseback, the Pinnacle Master Lease, which was assumed by the Company concurrent with the closing of the Pinnacle Acquisition, was amended. The Pinnacle Acquisition added twelve gaming properties to our holdings and has provided us with greater operational scale and geographic diversity.
In May 2017, we completed the acquisitions of 1st Jackpot Casino (f/k/a Bally’s Casino Tunica) and Resorts Casino Tunica (which ceased operations in June 2019).
We believe that our portfolio of assets provides us the benefit of geographically-diversified cash flow from operations. We expect to continue to expand our gaming operations through the implementation and execution of a disciplined capital expenditure program at our existing properties, the pursuit of strategic acquisitions and investments, and the development of new gaming properties. In addition, the partnership with Barstool Sports reflects our strategy to continue evolving from the nation’s largest regional gaming operator to a best-in-class omni-channel provider of retail and online gaming and sports betting entertainment.
Operating and Competitive Environment
Most of our properties operate in mature, competitive markets. Consequently, we expect a significant amount of our future growth to come from new growth opportunities, such as retail and online gaming and sports betting; entrance into new jurisdictions; expansions of gaming in existing jurisdictions; improvements/expansions of our existing properties; and strategic acquisitions of gaming properties. Our portfolio is comprised largely of well-maintained regional gaming facilities. This has allowed us to develop what we believe to be a solid base for future growth opportunities supported by a flexible and attractively-priced capital structure. We have also made investments in joint ventures that we believe will allow us to capitalize on additional gaming opportunities in certain states if legislation or referenda are passed that permit and/or expand gaming in these jurisdictions and we are selected as a licensee.
As reported by most jurisdictions, regional gaming industry trends have shown little revenue growth the last several years as numerous jurisdictions now permit gaming or have expanded their gaming offerings. The proliferation of new gaming properties continues to impact the overall domestic gaming industry as well as our results of operations in certain markets. However, the current economic environment, specifically historically low levels of unemployment, strength in residential real estate prices, and high levels of consumer confidence, has resulted in a stable operating environment in recent years. Our ability to continue to succeed in this environment will be predicated on operating our existing properties efficiently, realizing revenue and cost synergies from recent acquisitions, and offering our customers additional gaming experiences through our omni-channel distribution strategy. We seek to continue to expand our customer database through accretive acquisitions or investments, such as Barstool Sports, and capitalize on organic growth opportunities from the development of new properties or the expansion of recently-developed business lines.
The gaming industry is characterized by an increasingly high degree of competition among a large number of participants, including riverboat casinos, dockside casinos, land-based casinos, video lottery, iGaming, online and retail sports betting, gaming at taverns, gaming at truck stop establishments, sweepstakes and poker machines not located in casinos, the potential for increased fantasy sports, Native American gaming, and other forms of gaming in the U.S. More specifically, due to recent legislation to expand gaming in and around Illinois, Indiana, Massachusetts and Pennsylvania, several of our properties within our Northeast segment and some of our properties within our Midwest segment have been and will continue to be negatively impacted by new or increased competition. See the “Segment comparison of the years ended December 31, 2019, 2018 and 2017” section below for discussions of the impact of competition on our results of operations by reportable segment.
Key Performance Indicators
In our business, revenue is driven by discretionary consumer spending. We have no certain mechanism for determining why consumers choose to spend more or less money at our properties from period-to-period; therefore, we are unable to quantify a dollar amount for each factor that impacts our customers’ spending behaviors. However, based on our experience, we can generally offer some insight into the factors that we believe are likely to account for such changes and which factors may have a greater impact than others. For example, decreases in discretionary consumer spending have historically been brought about by weakened general economic conditions such as lackluster recoveries from recessions, high unemployment levels, higher income taxes, low levels of consumer confidence, weakness in the housing market, and high fuel or other transportation costs. In addition, visitation and the volume of play have historically been negatively impacted by significant construction surrounding our properties, adverse regional weather conditions and natural disasters. In all instances, such insights are based solely on our judgment and professional experience and no assurance can be given as to the accuracy of our judgments.
The vast majority of our revenues is gaming revenue, which is highly dependent upon the volume and spending levels of customers at our properties. Our gaming revenue is derived primarily from slot machines (which represented approximately 92%, 92% and 87% of our gaming revenue in 2019, 2018 and 2017, respectively) and, to a lesser extent, table games and sports betting. Aside from gaming revenue, our revenues are derived from our hotel, dining, retail, commissions, program sales, admissions, concessions and certain other ancillary activities, and our racing operations.
Key performance indicators related to gaming revenue are slot handle and table game drop, which are volume indicators, and “win” or “hold” percentage. Our typical property slot win percentage is in the range of approximately 7% to 9% of slot handle, and our typical table game hold percentage is in the range of approximately 16% to 25% of table game drop. Slot handle is the gross amount wagered during a given period.
The win or hold percentage is the net amount of gaming wins and losses, with liabilities recognized for accruals related to the anticipated payout of progressive jackpots. Given the stability in our slot hold percentages on a historical basis, we have not experienced significant impacts to net income from changes in these percentages. For table games, customers usually purchase chips at the gaming tables. The cash and markers (extensions of credit granted to certain credit worthy customers) are deposited in the gaming table’s drop box. Table game hold is the amount of drop that is retained and recorded as gaming revenue, with liabilities recognized for funds deposited by customers before gaming play occurs and for unredeemed gaming chips. As we are primarily focused on regional gaming markets, our table game hold percentages are fairly stable as the majority of these markets do not regularly experience high-end play, which can lead to volatility in hold percentages. Therefore, changes in table game hold percentages do not typically have a material impact to our results of operations.
Our properties generate significant operating cash flow since most of our revenue is cash-based from slot machines, table games, and pari-mutuel wagering. Our business is capital intensive, and we rely on cash flow from our properties to generate sufficient cash to satisfy our obligations under the Triple Net Leases, repay debt, fund maintenance capital expenditures, fund new capital projects at existing properties and provide excess cash for future development and acquisitions. Additional information regarding our capital projects is discussed in the “Liquidity and Capital Resources” section below.
Reportable Segments
We view each of our gaming and racing properties as an operating segment with the exception of our two properties in Jackpot, Nevada, which we view as one operating segment. We consider our combined VGT operations, by state, to be separate operating segments. We aggregate our operating segments into four reportable segments: Northeast, South, West and Midwest. For a listing of our gaming properties and VGT operations included in each reportable segment, see Note 2, “Significant Accounting Policies,” in the notes to our Consolidated Financial Statements.

RESULTS OF OPERATIONS
The following table highlights our revenues, net income, and Adjusted EBITDA, on a consolidated basis, as well as our revenues and Adjusted EBITDAR by reportable segment. Such segment reporting is on a basis consistent with how we measure our business and allocate resources internally. We consider net income to be the most directly comparable financial measure calculated in accordance with generally accepted accounting principles in the United States (“GAAP”) to Adjusted EBITDA and Adjusted EBITDAR, which are non-GAAP financial measures. Refer to the “Non-GAAP Financial Measures” section below for the definitions of Adjusted EBITDA, Adjusted EBITDA margin, Adjusted EBITDAR, and Adjusted EBITDAR margin; as well as a reconciliation of net income to Adjusted EBITDA and Adjusted EBITDAR and related margins.

	For the year ended December 31,
(dollars in millions)	2019	2018	2017
Revenues:
Northeast segment	$2,399.9	$1,891.5	$1,756.6
South segment	1,118.9	394.4	224.3
West segment	642.5	437.9	380.4
Midwest segment	1,094.5	823.7	735.0
Other (1)	47.5	40.4	51.7
Intersegment eliminations (2)	(1.9)	—	—
Total	$5,301.4	$3,587.9	$3,148.0

Net income	$43.1	$93.5	$473.4

Adjusted EBITDAR:
Northeast segment	$720.8	$583.8	$549.3
South segment	369.8	118.9	62.6
West segment	198.8	114.3	72.7
Midwest segment	403.6	294.3	249.7
Other (1)	(87.8)	(68.1)	(55.2)
Total (3)	1,605.2	1,043.2	879.1
Rent expense associated with triple net operating leases (4)	(366.4)	(3.8)	—
Adjusted EBITDA (5)	$1,238.8	$1,039.4	$879.1

Net income margin	0.8%	2.6%	15.0%
Adjusted EBITDAR margin (6)	30.3%	29.1%	27.9%
Adjusted EBITDA margin (7)	23.4%	29.0%	27.9%

(1)
The Other category consists of the Company’s stand-alone racing operations, namely Sanford-Orlando Kennel Club and the Company’s joint venture interests in Sam Houston Race Park, Valley Race Park, and Freehold Raceway. The Other category also includes Penn Interactive, which operates social gaming, our internally-branded retail sportsbooks, and iGaming; our management contract for Retama Park Racetrack; and our live and televised poker tournament series that operates under the trademark, Heartland Poker Tour (“HPT”). Expenses incurred for corporate and shared services activities that are directly attributable to a property or are otherwise incurred to support a property are allocated to each property. The Other category also includes corporate overhead costs, which consist of certain expenses, such as payroll, professional fees, travel expenses and other general and administrative expenses that do not directly relate to or have not otherwise been allocated to a property.

(2)	Represents the elimination of intersegment revenues associated with Penn Interactive and HPT.

(3)
The total is a mathematical calculation derived from the sum of the reportable segments (as well as the Other category and intersegment eliminations). As noted within “Non-GAAP Financial Measures” below, Adjusted EBITDAR is presented on a consolidated basis outside the financial statements solely as a valuation metric. Adjusted EBITDAR increased for the year ended December 31, 2019, as compared to the prior year, principally due to the acquisitions of Pinnacle, Margaritaville, and Greektown, which contributed a combined $695.0 million. Adjusted EBITDAR increased for the year ended December 31, 2018, as compared to the prior year, principally due to the acquisition of Pinnacle, which contributed $113.2 million.

(4)
Solely comprised of rent expense associated with the operating lease components contained within the Master Leases (primarily land), the Margaritaville Lease, the Greektown Lease, and the Meadows Lease (referred to collectively as our “triple net operating leases”). The finance lease components contained within the Master Leases (primarily buildings) result in interest expense, as opposed to rent expense.

(5)
Adjusted EBITDA increased for the year ended December 31, 2019, as compared to the prior year, due to the acquisitions of Pinnacle, Margaritaville, and Greektown, which contributed a combined $534.9 million, offset by rent expense associated with the Penn Master Lease of $206.3 million. Adjusted EBITDA increased for the year ended December 31, 2018, as compared to the prior year, due to the acquisition of Pinnacle, which contributed $109.4 million. Upon adoption of Accounting Standards Codification (“ASC”) Topic 842, “Leases” (“ASC 842”) on January 1, 2019, certain components (primarily land) of the Penn Master Lease were classified as operating leases (recorded to rent expense) rather than financing obligations (recorded to interest expense) in the prior years. As rent expense is a normal, recurring cash operating expense, it is included within the calculation of Adjusted EBITDA.

(6)	As noted within “Non-GAAP Financial Measures” below, Adjusted EBITDAR margin is presented on a consolidated basis outside the financial statements solely as a valuation metric.

(7)
Adjusted EBITDA margin decreased for the year ended December 31, 2019, as compared to the prior year, due to the adoption of ASC 842 (see footnote (5) above). Adjusted EBITDA margin increased for the year ended December 31, 2018, as compared to the prior year, principally due to the acquisition of Pinnacle.

Consolidated comparison of the years ended December 31, 2019, 2018 and 2017
Revenues
The following table presents our consolidated revenues:

	For the year ended December 31,			$ Change		% Change
(dollars in millions)	2019	2018	2017	2019 vs. 2018	2018 vs. 2017	2019 vs. 2018	2018 vs. 2017
Revenues (1)
Gaming	$4,268.7	$2,894.9	$2,692.0	$1,373.8	$202.9	47.5%	7.5%
Food, beverage, hotel and other	1,032.7	629.7	601.7	403.0	28.0	64.0%	4.7%
Management service and license fees	—	6.0	11.7	(6.0)	(5.7)	(100.0)%	(48.7)%
Reimbursable management costs	—	57.3	26.1	(57.3)	31.2	(100.0)%	119.5%
	5,301.4	3,587.9	3,331.5	1,713.5	256.4	47.8%	7.7%
Less: Promotional allowances	—	—	(183.5)	—	183.5	—	(100.0)%
Total revenues	$5,301.4	$3,587.9	$3,148.0	$1,713.5	$439.9	47.8%	14.0%

(1)
The adoption of ASC Topic 606, “Revenue from Contracts with Customers” (“ASC 606”) as of January 1, 2018 using the modified retrospective transition approach impacted the year-over-year comparability of gaming revenues; food, beverage, hotel and other revenues; reimbursable management costs; and promotional allowances; but had minimal impact on total revenues. For the year ended December 31, 2017, the retail value of accommodations, food and beverage, hotel and other services furnished to our customers without charge was included in gross revenues, then deducted as promotional allowances in determining net revenues.

Gaming revenues and food, beverage, hotel and other revenues for the year ended December 31, 2019 benefited from the first full year of operations of Pinnacle, which was acquired on October 15, 2018, resulting in increases of $1,117.2 million and $317.0 million, respectively, and the acquisitions of Margaritaville on January 1, 2019, and Greektown on May 23, 2019, which contributed a combined $286.0 million and $67.5 million, respectively. In addition, gaming, food, beverage, hotel and other revenues benefited from strong year-over-year performances at all of our Ohio properties, resulting in an increase of $23.5 million. These increases were offset by a decrease in gaming, food, beverage, hotel and other revenues at Plainridge Park Casino of $19.7 million, which was negatively impacted by an increase in competition, and a decrease in gaming, food, beverage, hotel and other revenues at Resorts Casino Tunica, which we closed on June 30, 2019.
Gaming revenues and food, beverage, hotel and other revenues for the year ended December 31, 2018 benefited from the Pinnacle Acquisition, which contributed $303.6 million and $82.0 million, respectively. In addition, gaming, food, beverage, hotel and other revenues benefited from strong year-over-year performances at all of our Ohio properties, resulting in an increase of $18.5 million; and Prairie State Gaming, where gaming, food, beverage, hotel and other revenues increased by $15.1 million; and a full year of operations of 1st Jackpot Casino and Resorts Casino Tunica, which were acquired on May 1, 2017 and resulted in an increase of $22.3 million.
Management service and license fees and reimbursable management costs relate to our previous management contract with Casino Rama, which is located in Ontario, Canada. Reimbursable management costs also relates to our previous management contract with Hollywood Casino-Jamul San Diego, which is located on the Jamul Tribe’s trust land in San Diego, California. The decreases in management service and license fees for the years ended December 31, 2019 and December 31, 2018, as compared to the prior years, are due to the fact that our management contract with Casino Rama terminated in July

2018. The decrease in reimbursable management costs for the year ended December 31, 2019, as compared to the prior year, is due to the termination of our Casino Rama management contract as well as the fact that our management contract with Hollywood Casino-Jamul San Diego terminated in May 2018. The increase in reimbursable management costs for the year ended December 31, 2018, as compared to the prior year, is a result of the adoption of ASC 606 on January 1, 2018, which required us to record reimbursable management costs on a gross basis as opposed to a net basis.
In comparing the year ended December 31, 2018 to the prior year, adoption of ASC 606 had the effect of decreasing gaming revenues and food, beverage, hotel and other revenues by $206.1 million and $69.4 million, respectively, and increasing reimbursable management costs by $46.8 million, of which $236.8 million related to promotional allowances, resulting in a net impact on total revenues of an increase of $8.1 million. See “Segment comparison of the years ended December 31, 2019, 2018 and 2017” below for more detailed explanations of the fluctuations in total revenues.
Operating expenses
The following table presents our consolidated operating expenses:

	For the year ended December 31,			$ Change		% Change
(dollars in millions)	2019	2018	2017	2019 vs. 2018	2018 vs. 2017	2019 vs. 2018	2018 vs. 2017
Operating expenses
Gaming	$2,281.8	$1,551.4	$1,365.0	$730.4	$186.4	47.1%	13.7%
Food, beverage, hotel and other	672.7	439.3	421.8	233.4	17.5	53.1%	4.1%
General and administrative	1,187.7	618.9	514.5	568.8	104.4	91.9%	20.3%
Reimbursable management costs	—	57.3	26.1	(57.3)	31.2	(100.0)%	119.5%
Depreciation and amortization	414.2	269.0	267.1	145.2	1.9	54.0%	0.7%
Impairment losses	173.1	34.9	18.0	138.2	16.9	396.0%	93.9%
Provision for (recoveries on) loan loss and unfunded loan commitments	—	(17.0)	89.8	17.0	(106.8)	(100.0)%	N/M
Total operating expenses	$4,729.5	$2,953.8	$2,702.3	$1,775.7	$251.5	60.1%	9.3%
N/M - Not meaningful
Gaming expenses consist primarily of salaries and wages associated with our gaming operations and gaming taxes. Food, beverage, hotel and other expenses consist principally of salaries and wages and costs of goods sold associated with our food, beverage, hotel, retail, racing, and other operations. Gaming, food, beverage, hotel and other expenses for the year ended December 31, 2019 increased year over year primarily as a result of the acquisitions of Pinnacle, Margaritaville, and Greektown, which increased gaming expenses by a combined $726.0 million and food, beverage, hotel and other expenses by a combined $242.8 million.
Gaming, food, beverage, hotel and other expenses for the year ended December 31, 2018 increased year over year primarily as a result of the Pinnacle Acquisition, which increased gaming expenses by $162.6 million and food, beverage, hotel and other expenses by $56.9 million. The adoption of ASC 606 had the effect of decreasing food, beverage, hotel and other expenses by $37.3 million.
General and administrative expenses include items such as compliance, facility maintenance, utilities, property and liability insurance, surveillance and security, and certain housekeeping services, as well as all expenses for administrative departments such as accounting, purchasing, human resources, legal and internal audit. General and administrative expenses also include lobbying expenses, gains and losses on disposal of assets, changes in the fair value of our contingent purchase price obligations, expense associated with cash-settled stock-based awards (including changes in fair value thereto) and rent expense associated with our triple net operating leases.
General and administrative expenses for the year ended December 31, 2019 increased year-over-year primarily as a result of a $362.6 million increase in the rent expense associated with our triple net operating leases, a $229.8 million increase in general and administrative expenses associated with the acquired Pinnacle properties as well as the acquisitions of Margaritaville and Greektown, and a $20.4 million increase in the expense recognized on the Company’s cash-settled stock-based awards, which is primarily the result of an increase in the fair value of the awards year-over-year. These increases were offset by a decrease in pre-opening and acquisition costs of $72.7 million, which was principally driven by severance and professional service fees incurred in the prior year from the Pinnacle Acquisition.

General and administrative expenses for the year ended December 31, 2018 increased year-over-year primarily as a result of an increase in pre-opening and acquisition costs of $85.3 million, which principally related to the Pinnacle Acquisition, and $62.3 million of general and administrative expenses associated with the acquired Pinnacle properties. These increases were partially offset by a $28.6 million decrease in the expense recognized on the Company’s cash-settled stock-based awards, which was primarily the result of a decrease in the fair value of the awards year-over-year.
Reimbursable management costs relate to operating costs of Casino Rama and Hollywood Casino-Jamul San Diego. The decrease for the year ended December 31, 2019, as compared to the prior year, is due to the terminations of our Casino Rama and Hollywood Casino-Jamul San Diego management contracts in July 2018 and May 2018, respectively. The increase for the year ended December 31, 2018, as compared to the prior year, is the result of the adoption of ASC 606 on January 1, 2018, which required the Company to record reimbursable management costs on a gross basis as opposed to a net basis, resulting in the recognition of $46.8 million of reimbursable management costs for the year ended December 31, 2018.
Depreciation and amortization for the year ended December 31, 2019 increased year over year due primarily to an increase of $118.8 million pertaining to the acquired Pinnacle properties and the acquisitions of Margaritaville and Greektown, which contributed a combined $17.1 million to the year ended December 31, 2019, partially offset by a $3.6 million decrease in amortization expense at Penn Interactive. In addition, the year ended December 31, 2019 includes $7.9 million of amortization on finance lease right-of-use assets. Depreciation and amortization for the year ended December 31, 2018 increased year over year due to the Pinnacle Acquisition, which contributed $38.6 million, partially offset by decreases at the majority of our existing properties due to assets becoming fully depreciated and a decrease in amortization expense at Penn Interactive.
Impairment losses for the year ended December 31, 2019 primarily relate to impairments taken on our goodwill and other intangible assets of $88.0 million and $82.6 million, respectively, as a result of our annual impairment assessment. Impairment losses for the year ended December 31, 2018 primarily related to an impairment on the property and equipment of Resorts Casino Tunica of $34.3 million, principally relating to the real estate assets subject to the Penn Master Lease. Impairment losses for the year ended December 31, 2017 related to an impairment taken on our goodwill of $18.0 million relating to Tropicana Las Vegas and Sanford-Orlando Kennel Club.
Recoveries on loan loss and unfunded loan commitments for the year ended December 31, 2018 related to the sale of the Company’s outstanding rights and obligations under its previous term loan C facility, including future unfunded commitments, with Jamul Indian Village Development Corporation (“JIVDC”), resulting in a recovery of $17.0 million. Provision for loan loss and unfunded loan commitments for the year ended December 31, 2017 related to a provision recorded of $64.0 million pertaining to the previous term loan C facility, a reserve for unfunded loan commitments of $22.0 million, and a charge of $3.8 million related to certain advances made to the JIVDC.

Other income (expenses)
The following table presents our consolidated other income (expenses):

	For the year ended December 31,			$ Change		% Change
(dollars in millions)	2019	2018	2017	2019 vs. 2018	2018 vs. 2017	2019 vs. 2018	2018 vs. 2017
Other income (expenses)
Interest expense, net	$(534.2)	$(538.4)	$(463.2)	$4.2	$(75.2)	(0.8)%	16.2%
Income from unconsolidated affiliates	$28.4	$22.3	$18.7	$6.1	$3.6	27.4%	19.3%
Loss on early extinguishment of debt	$—	$(21.0)	$(24.0)	$21.0	$3.0	(100.0)%	(12.5)%
Income tax benefit (expense)	$(43.0)	$3.6	$498.5	$(46.6)	$(494.9)	N/M	(99.3)%
Other	$20.0	$(7.1)	$(2.3)	$27.1	$(4.8)	N/M	208.7%
N/M - Not meaningful
Interest expense, net decreased for the year ended December 31, 2019, as compared to the prior year, due to the adoption of ASC 842, which resulted in certain components (primarily land) of the Penn Master Lease to be classified as operating leases (recorded to rent expense) rather than financing obligations (recorded to interest expense) in the prior year (resulting in a decrease in interest expense associated with the Penn Master Lease of $181.2 million). This decrease was largely offset by a $126.0 million increase in interest expense associated with the Pinnacle Master Lease and an increase of $50.8 million associated with our long-term debt, pertaining to the fact that the Company had more long-term debt outstanding during the year ended December 31, 2019 as compared to the prior year, which was primarily the result of financing our acquisitions.

Interest expense, net increased for the year ended December 31, 2018, as compared to the prior year, primarily due to the Pinnacle Master Lease, which contributed $63.0 million to the year ended December 31, 2018. Interest expense associated with the Penn Master Lease also increased as a result of the inclusion of 1st Jackpot Casino and Resorts Casino Tunica beginning May 2017 and the incurrence of rent escalators. Lastly, interest expense incurred on long-term debt increased by $7.1 million, pertaining to the fact that the Company had more long-term debt outstanding during the year ended December 31, 2018 as compared to the prior year, which was primarily the result of financing the Pinnacle Acquisition.
Income from unconsolidated affiliates relates principally to our joint venture in Kansas Entertainment, LLC (“Kansas Entertainment”), which owns Hollywood Casino at Kansas Speedway. The increase for the year ended December 31, 2019, as compared to the prior year, was principally attributable to Kansas Entertainment reaching a settlement pertaining to prior years’ property tax assessments, which will result in credits to be applied against future property tax assessments. The increase for the year ended December 31, 2018 as compared to the prior year was attributable to improved operating results of Hollywood Casino at Kansas Speedway.
Loss on early extinguishment of debt for the year ended December 31, 2018 related to the write-offs of previously unamortized debt issuance costs in connection with principal prepayments on our Term Loan B Facility (as defined in “Liquidity and Capital Resources” below) which was repaid in full during the fourth quarter of 2018. Loss on early extinguishment of debt for the year ended December 31, 2017 related to the early redemption of our $300.0 million 5.875% senior subordinated notes, principally pertaining to a premium paid upon redemption. There were no principal prepayments of our long-term debt during the year ended December 31, 2019.
Income tax benefit (expense) increased by $46.6 million for the year ended December 31, 2019, as compared to the prior year, and decreased by $494.9 million for the year ended December 31, 2018, as compared to the prior year. Our effective tax rate was 49.9% for the year ended December 31, 2019, as compared to (4.0)% for the year ended December 31, 2018 and 1,990.6% for the year ended December 31, 2017. The Company’s effective tax rate for the year ended December 31, 2019 was higher than the federal statutory tax rate of 21% primarily driven by the effect of the non-deductible goodwill impairment charge, non-deductible officers’ compensation, and higher state taxable income from operations. Our effective tax rate for the year ended December 31, 2018 was lower than the federal statutory tax rate primarily due to the release of a partial valuation allowance on our capital loss carryforward that we recognized in the amount of $22.4 million from the Plainridge Park Casino Sale-Leaseback. The Company’s effective tax rate for the year ended December 31, 2017 was higher than the federal statutory tax rate due principally to the effects of the Tax Act (as defined and discussed below) and the release of our federal valuation allowance of $741.9 million (see Note 13, “Income Taxes,” in the notes to our Consolidated Financial Statements).
For the year ended December 31, 2017, we recorded a provisional amount for certain enactment-date effects of the Tax Cuts and Jobs Act (the “Tax Act”), resulting in a net charge of $266.0 million included as income tax expense within the Consolidated Statements of Income consisting of three components: (i) a $261.3 million charge due to the revaluation of the net deferred tax assets in the U.S. based on the new lower federal income tax rate, (ii) a $2.6 million charge related to the one-time mandatory repatriation tax on previously deferred earnings from our wholly-owned Canadian subsidiary (which we will pay interest-free over eight years) and (iii) a $2.1 million foreign withholding tax charge due to the new favorable U.S. treatment of foreign dividends whereby we have changed our indefinite reinvestment assertion. During the year ended December 31, 2018, we finalized our assessment of the effects of the Tax Act, resulting in a $1.2 million increase to the provisional amount.
Our effective income tax rate can vary from period-to-period depending on, among other factors, the geographic and business mix of our earnings, changes to our valuation allowance, and the level of our tax credits. Certain of these and other factors, including our history and projections of pre-tax earnings, are considered in assessing our ability to realize our net deferred tax assets.
Other includes miscellaneous income and expense items. The amount for the year ended December 31, 2019 principally relates to an unrealized holding gain of $19.9 million on equity securities (including warrants), which were acquired during the third quarter of 2019 in connection with Penn Interactive entering into multi-year agreements with sports betting operators for online sports betting and related iGaming market access across our portfolio. The amount for the year ended December 31, 2018 principally related to costs associated with the debt refinancing in connection with the Pinnacle Acquisition and foreign currency translation losses related to our Casino Rama management contract, which was reclassified from accumulated other comprehensive loss upon termination of the contract. For the year ended December 31, 2017, in connection with the repayment of the 2013 Senior Secured Credit Facilities (as defined in “Liquidity and Capital Resources” below), we recorded $1.7 million in refinancing costs.

Segment comparison of the years ended December 31, 2019, 2018 and 2017
Northeast Segment

	For the year ended December 31,			$ Change		% / bps Change
(dollars in millions)	2019	2018	2017	2019 vs. 2018	2018 vs. 2017	2019 vs. 2018	2018 vs. 2017
Revenues (1):
Gaming	$2,117.1	$1,644.2	$1,583.9	$472.9	$60.3	28.8%	3.8%
Food, beverage, hotel and other	282.8	194.6	223.2	88.2	(28.6)	45.3%	(12.8)%
Management service and licensing fees	—	5.9	11.6	(5.9)	(5.7)	(100.0)%	(49.1)%
Reimbursable management costs	—	46.8	—	(46.8)	46.8	(100.0)%	N/C
	2,399.9	1,891.5	1,818.7	508.4	72.8	26.9%	4.0%
Less: Promotional allowances	—	—	(62.1)	—	62.1	—	(100.0)%
Total revenues	$2,399.9	$1,891.5	$1,756.6	$508.4	$134.9	26.9%	7.7%

Adjusted EBITDAR	$720.8	$583.8	$549.3	$137.0	$34.5	23.5%	6.3%
Adjusted EBITDAR margin	30.0%	30.9%	31.3%			(90) bps	(40) bps
N/C - Not calculable

(1)	See footnote (1) to the consolidated revenues table above.
The Northeast segment’s total revenues and Adjusted EBITDAR for the year ended December 31, 2019 benefited from the first full year of operations of Ameristar East Chicago and Meadows Racetrack and Casino (“Meadows”), which were acquired in the Pinnacle Acquisition, resulting in increases year-over-year of $362.6 million and $82.2 million, respectively, and the acquisition of Greektown in May 2019, which contributed $195.9 million and $56.8 million, respectively.
Northeast segment operating results for the year ended December 31, 2019 also benefited from strong year-over-year performances at all of our Ohio properties, which all individually grew Adjusted EBITDAR margin and, collectively, increased total revenues by $23.5 million and Adjusted EBITDAR by $14.1 million. Increased competition, primarily Encore Boston Harbor in Eastern Massachusetts, which opened in June 2019, and to a lesser extent, MGM Springfield in Western Massachusetts, which opened in August 2018 and Tiverton Casino in Tiverton, Rhode Island, which is near the border of Massachusetts and opened in September 2018, negatively impacted Plainridge Park Casino, where total revenues decreased by $19.7 million and Adjusted EBITDAR decreased by $9.1 million. Contraction in Northeast segment Adjusted EBITDAR margin was primarily due to the new competition impacting Plainridge Park Casino and the addition of Meadows, where gaming taxes are unfavorable as compared to the majority of other jurisdictions included in this segment.
The Northeast segment’s total revenues and Adjusted EBITDAR for the year ended December 31, 2018 benefited from the acquisitions of Ameristar East Chicago and Meadows in October 2018, which contributed a combined $99.1 million of revenues and $17.6 million of Adjusted EBITDAR. Northeast segment operating results also benefited from strong year-over-year performances at all of our Ohio properties, which all individually grew Adjusted EBITDAR margin and, collectively, increased total revenues by $18.5 million and Adjusted EBITDAR by $16.7 million. Management service and licensing fees decreased due to the fact that the Casino Rama management contract was terminated in July 2018. Contraction in Northeast segment Adjusted EBITDAR margin was primarily due to the addition of Meadows, where gaming taxes are unfavorable as compared to the majority of other jurisdictions included in this segment.
In comparing the year ended December 31, 2018 to the prior year, the adoption of ASC 606 had the effect of decreasing gaming revenues and food, beverage, hotel and other revenues by $54.8 million and $47.5 million, respectively, and increasing reimbursable management costs, which related to Casino Rama, by $46.8 million, of which $70.7 million related to promotional allowances, resulting in a net impact on Northeast segment total revenues of an increase of $15.2 million.

South Segment

	For the year ended December 31,			$ Change		% / bps Change
(dollars in millions)	2019	2018	2017	2019 vs. 2018	2018 vs. 2017	2019 vs. 2018	2018 vs. 2017
Revenues (1):
Gaming	$831.1	$302.9	$203.0	$528.2	$99.9	174.4%	49.2%
Food, beverage, hotel and other	287.8	91.5	52.1	196.3	39.4	214.5%	75.6%
	1,118.9	394.4	255.1	724.5	139.3	183.7%	54.6%
Less: Promotional allowances	—	—	(30.8)	—	30.8	—	(100.0)%
Total revenues	$1,118.9	$394.4	$224.3	$724.5	$170.1	183.7%	75.8%

Adjusted EBITDAR	$369.8	$118.9	$62.6	$250.9	$56.3	211.0%	89.9%
Adjusted EBITDAR margin	33.1%	30.1%	27.9%			300 bps	220 bps

(1)	See footnote (1) to the consolidated revenues table above.
The South segment’s total revenues and Adjusted EBITDAR for the year ended December 31, 2019 benefited from the first full year of operations of Ameristar Vicksburg, Boomtown Bossier City, Boomtown New Orleans, L’Auberge Baton Rouge and L’Auberge Lake Charles, which were acquired in the Pinnacle Acquisition, resulting in increases of $572.3 million and $195.3 million, respectively, and the acquisition of Margaritaville in January 2019, which contributed $157.6 million and $51.7 million, respectively. The closure of Resorts Casino Tunica negatively impacted South segment total revenues by $12.7 million. Cost synergies generated from the Pinnacle Acquisition as well as operational efficiencies resulted in expansion in South segment Adjusted EBITDAR margin.
The South segment’s total revenues and Adjusted EBITDAR for the year ended December 31, 2018 benefited from the acquisitions of Ameristar Vicksburg, Boomtown Bossier City, Boomtown New Orleans, L’Auberge Baton Rouge and L’Auberge Lake Charles in October 2018, which contributed a combined $151.6 million of revenues and $45.8 million of Adjusted EBITDAR. In addition, as a result of the timing of the acquisitions of 1st Jackpot Casino and Resorts Casino Tunica, which occurred in May 2017, total revenues and Adjusted EBITDAR had increases of $22.3 million and $9.0 million, respectively. Primarily as a result of operational efficiencies, South segment Adjusted EBITDAR margin expanded.
In comparing the year ended December 31, 2018 to the prior year, the adoption of ASC 606 had the effect of decreasing gaming revenues and food, beverage, hotel and other revenues by $53.4 million and $2.1 million, of which $55.3 million related to promotional allowances, resulting in a net impact on South segment total revenues of a decrease of $0.2 million.
West Segment

	For the year ended December 31,			$ Change		% / bps Change
(dollars in millions)	2019	2018	2017	2019 vs. 2018	2018 vs. 2017	2019 vs. 2018	2018 vs. 2017
Revenues (1):
Gaming	$374.3	$228.0	$219.7	$146.3	$8.3	64.2%	3.8%
Food, beverage, hotel and other	268.2	199.4	177.4	68.8	22.0	34.5%	12.4%
Reimbursable management costs	—	10.5	26.1	(10.5)	(15.6)	(100.0)%	(59.8)%
	642.5	437.9	423.2	204.6	14.7	46.7%	3.5%
Less: Promotional allowances	—	—	(42.8)	—	42.8	—	(100.0)%
Total revenues	$642.5	$437.9	$380.4	$204.6	$57.5	46.7%	15.1%

Adjusted EBITDAR	$198.8	$114.3	$72.7	$84.5	$41.6	73.9%	57.2%
Adjusted EBITDAR margin	30.9%	26.1%	19.1%			480 bps	700 bps

(1)	See footnote (1) to the consolidated revenues table above.
The West segment’s total revenues and Adjusted EBITDAR for the year ended December 31, 2019 benefited from the first full year of operations of Ameristar Black Hawk and the Jackpot Properties, which were acquired in the Pinnacle Acquisition, resulting in increases of $206.9 million and $84.2 million, respectively. The West segment operating results also benefited from strong year-over-year performance of Zia Park Casino, which experienced gaming volume growth while achieving operational efficiencies. Adjusted EBITDAR margin of the West segment grew significantly, primarily as a result of the additions of Ameristar Black Hawk and the Jackpot Properties.
We expect that a large renovation and expansion at Monarch Casino, in Black Hawk, Colorado, which includes a 500-room hotel and a parking garage and is expected to be substantially complete in the first or second quarter of 2020, may initially have an adverse impact on the operating results of Ameristar Black Hawk due to the increased competition.
The West segment’s total revenues and Adjusted EBITDAR for the year ended December 31, 2018 benefited from the acquisitions of Ameristar Black Hawk and the Jackpot Properties in October 2018, which contributed a combined $53.8 million of revenues and $20.8 million of Adjusted EBITDAR. The West segment operating results also benefited from strong year-over-year performance of Tropicana Las Vegas, which experienced gaming volume growth while achieving operational efficiencies. Reimbursable management costs decreased due to the fact that the management contract with Hollywood Casino-Jamul San Diego terminated in May 2018. Adjusted EBITDAR margin of the West segment grew significantly, primarily as a result of the additions of Ameristar Black Hawk and the Jackpot Properties as well as the gaming volume growth at Tropicana Las Vegas.
In comparing the year ended December 31, 2018 to the prior year, the adoption of ASC 606 had the effect of decreasing gaming revenues and food, beverage, hotel and other revenues by $52.1 million and $8.3 million, respectively, of which $57.4 million related to promotional allowances, resulting in a net impact on West segment total revenues of a decrease of $3.0 million.
Midwest Segment

	For the year ended December 31,			$ Change		% / bps Change
(dollars in millions)	2019	2018	2017	2019 vs. 2018	2018 vs. 2017	2019 vs. 2018	2018 vs. 2017
Revenues (1):
Gaming	$938.1	$719.8	$685.4	$218.3	$34.4	30.3%	5.0%
Food, beverage, hotel and other	156.4	103.9	96.8	52.5	7.1	50.5%	7.3%
	1,094.5	823.7	782.2	270.8	41.5	32.9%	5.3%
Less: Promotional allowances	—	—	(47.2)	—	47.2	—	(100.0)%
Total revenues	$1,094.5	$823.7	$735.0	$270.8	$88.7	32.9%	12.1%

Adjusted EBITDAR	$403.6	$294.3	$249.7	$109.3	$44.6	37.1%	17.9%
Adjusted EBITDAR margin	36.9%	35.7%	34.0%			120 bps	170 bps

(1)	See footnote (1) to the consolidated revenues table above.
The Midwest segment’s total revenues and Adjusted EBITDAR for the year ended December 31, 2019 benefited from the first full year of operations of River City Casino and Ameristar Council Bluffs, which were acquired in the Pinnacle Acquisition, resulting in increases of $291.3 million and $111.3 million, respectively. Adverse winter weather during the first quarter of 2019 and severe flooding during the second quarter of 2019 negatively impacted visitation at several of our properties within the Midwest segment, resulting in year-over-year declines in total revenues and Adjusted EBITDAR at the majority of our existing properties for the year ended December 31, 2019. Despite challenges presented by the adverse weather and flooding, a focus on cost containment, operational efficiencies, and the additions of Ameristar Council Bluffs and River City Casino resulted in an increase in Adjusted EBITDAR margin.
The Midwest segment’s total revenues and Adjusted EBITDAR for the year ended December 31, 2018 benefited from the acquisitions of River City Casino and Ameristar Council Bluffs in October 2018, which contributed $81.1 million and $28.8 million, respectively. In addition, the Midwest segment operating results benefited from strong year-over-year performances of Argosy Casino Riverside and Prairie State Gaming, where gaming volumes increased and total revenues increased by $18.5 million collectively. Additionally, operational efficiencies at Hollywood Casino St. Louis helped contribute to the year-over-year increase in Midwest segment Adjusted EBITDAR. The expansion in Adjusted EBITDAR margin was largely driven by the performances of Argosy Casino Riverside, Prairie State Gaming and Hollywood Casino St. Louis.
In comparing the year ended December 31, 2018 to the prior year, the adoption of ASC 606 had the effect of decreasing gaming revenues and food, beverage, hotel and other revenues by $45.8 million and $5.7 million, respectively, of which $52.7 million related to promotional allowances, resulting in a net impact on Midwest segment total revenues of an increase of $1.2 million.

Other
Total revenues and Adjusted EBITDAR of the Other category were $47.5 million and $(87.8) million, respectively, for the year ended December 31, 2019. Total revenues increased by $7.1 million for the year ended December 31, 2019, principally as a result of Penn Interactive, which began operating live sports betting at retail sportsbooks at our properties in Indiana, Iowa, and Pennsylvania, as well as an iCasino in Pennsylvania, during the third quarter of 2019. Adjusted EBITDAR decreased by $19.7 million for the year ended December 31, 2019, principally as a result of an increase in corporate overhead costs, largely attributable to payroll and other general and administrative costs associated with the Pinnacle Acquisition.
Total revenues and Adjusted EBITDAR of the Other category were $40.4 million and $(68.1) million, respectively, for the year ended December 31, 2018, representing year-over-year decreases of $11.3 million and $12.9 million, respectively, principally as a result of Penn Interactive operating results and an increase in corporate overhead costs, largely attributable to payroll and other general and administrative costs associated with the Pinnacle Acquisition.

Non-GAAP Financial Measures
Use and Definitions
In addition to GAAP financial measures, management uses Adjusted EBITDA, Adjusted EBITDA margin, Adjusted EBITDAR and Adjusted EBITDAR margin as non-GAAP financial measures. These non-GAAP financial measures should not be considered a substitute for, nor superior to, financial results and measures determined or calculated in accordance with GAAP. Each of these non-GAAP financial measures is not calculated in the same manner by all companies and, accordingly, may not be an appropriate measure of comparing performance among different companies.
We define Adjusted EBITDA as earnings before interest expense, net; income taxes; depreciation and amortization; stock-based compensation; debt extinguishment and financing charges; impairment losses; insurance recoveries and deductible charges; changes in the estimated fair value of our contingent purchase price obligations; gain or loss on disposal of assets, the difference between budget and actual expense for cash-settled stock-based awards; pre-opening and acquisition costs; and other income or expenses. Adjusted EBITDA is inclusive of income or loss from unconsolidated affiliates, with our share of non-operating items (such as depreciation and amortization) added back for our joint venture in Kansas Entertainment. Adjusted EBITDA is inclusive of rent expense associated with our triple net operating leases. Although Adjusted EBITDA includes rent expense associated with our triple net operating leases, we believe Adjusted EBITDA is useful as a supplemental measure in evaluating the performance of our consolidated results of operations. We define Adjusted EBITDA margin as Adjusted EBITDA divided by consolidated revenues.
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
We define Adjusted EBITDAR as Adjusted EBITDA (as defined above) plus rent expense associated with triple net operating leases (which is a normal, recurring cash operating expense necessary to operate our business). Adjusted EBITDAR is presented on a consolidated basis outside the financial statements solely as a valuation metric. Management believes that Adjusted EBITDAR is an additional metric traditionally used by analysts in valuing gaming companies subject to triple net leases since it eliminates the effects of variability in leasing methods and capital structures. This metric is included as supplemental disclosure because (i) we believe Adjusted EBITDAR is traditionally used by gaming operator analysts and investors to determine the equity value of gaming operators and (ii) Adjusted EBITDAR is one of the metrics used by other financial analysts in valuing our business. We believe Adjusted EBITDAR is useful for equity valuation purposes because (i) its calculation isolates the effects of financing real estate; and (ii) using a multiple of Adjusted EBITDAR to calculate enterprise value allows for an adjustment to the balance sheet to recognize estimated liabilities arising from operating leases related to real estate. However, Adjusted EBITDAR when presented on a consolidated basis is not a financial measure in accordance with

GAAP and should not be viewed as a measure of overall operating performance or considered in isolation or as an alternative to net income because it excludes the rent expense associated with our triple net operating leases and is provided for the limited purposes referenced herein.
Adjusted EBITDAR margin is defined as Adjusted EBITDAR on a consolidated basis divided by revenues on a consolidated basis. Adjusted EBITDAR margin is presented on a consolidated basis outside the financial statements solely as a valuation metric. We further define Adjusted EBITDAR margin by reportable segment as Adjusted EBITDAR for each segment divided by segment revenues.
Reconciliation of GAAP Financial Measures to Non-GAAP Financial Measures
The following table includes a reconciliation of net income, which is determined in accordance with GAAP, to Adjusted EBITDA and Adjusted EBITDAR, which are non-GAAP financial measures, as well as related margins:

	For the year ended December 31,
(dollars in millions)	2019	2018	2017
Net income	$43.1	$93.5	$473.4
Income tax expense (benefit)	43.0	(3.6)	(498.5)
Loss on early extinguishment of debt	—	21.0	24.0
Income from unconsolidated affiliates	(28.4)	(22.3)	(18.7)
Interest expense, net	534.2	538.4	463.2
Other expense (income)	(20.0)	7.1	2.3
Operating income	571.9	634.1	445.7
Stock-based compensation (1)	14.9	12.0	7.8
Cash-settled stock-based award variance (1)(2)	0.8	(19.6)	23.4
Loss on disposal of assets (1)	5.5	3.2	0.2
Contingent purchase price (1)	7.0	0.5	(6.8)
Pre-opening and acquisition costs (1)	22.3	95.0	9.7
Depreciation and amortization	414.2	269.0	267.1
Impairment losses	173.1	34.9	18.0
Provision for (recoveries on) loan loss and unfunded loan commitments	—	(17.0)	89.8
Insurance recoveries, net of deductible charges (1)	(3.0)	(0.1)	(0.3)
Income from unconsolidated affiliates	28.4	22.3	18.7
Non-operating items for Kansas JV (3)	3.7	5.1	5.8
Adjusted EBITDA	1,238.8	1,039.4	879.1
Rent expense associated with triple net operating leases (1)	366.4	3.8	—
Adjusted EBITDAR	$1,605.2	$1,043.2	$879.1

Net income margin	0.8%	2.6%	15.0%
Adjusted EBITDA margin	23.4%	29.0%	27.9%
Adjusted EBITDAR margin	30.3%	29.1%	27.9%

(1)	These items are included in “General and administrative” within the Company’s Consolidated Statements of Income.

(2)
Our cash-settled stock-based awards are adjusted to fair value each reporting period based primarily on the price of the Company’s common stock. As such, significant fluctuations in the price of the Company’s common stock during any reporting period could cause significant variances to budget on cash-settled stock-based awards. During the year ended December 31, 2019, the price of the Company’s common stock increased, which resulted in an unfavorable variance to budget. During the year ended December 31, 2018, the price of the Company’s common stock decreased, which resulted in a favorable variance to budget.

(3)	Consists principally of depreciation and amortization associated with the operations of Hollywood Casino at Kansas Speedway.

LIQUIDITY AND CAPITAL RESOURCES
Our primary sources of liquidity and capital resources have been and will continue to be cash flow from operations, borrowings from banks and proceeds from the issuance of debt and equity securities. Our ongoing liquidity will depend on a number of factors, including available cash resources, cash flow from operations, acquisitions or investments, funding of construction for development projects, and our compliance with covenants contained under our debt agreements.

	For the year ended December 31,			$ Change		% Change
(dollars in millions)	2019	2018	2017	2019 vs. 2018	2018 vs. 2017	2019 vs. 2018	2018 vs. 2017
Net cash provided by operating activities	$703.9	$352.8	$477.8	$351.1	$(125.0)	99.5%	(26.2)%
Net cash used in investing activities	$(607.5)	$(1,423.1)	$(221.6)	$815.6	$(1,201.5)	(57.3)%	542.2%
Net cash provided by (used in) financing activities	$(122.4)	$1,272.1	$(207.0)	$(1,394.5)	$1,479.1	N/M	N/M
N/M - Not meaningful
Operating Cash Flow
The increase in net cash provided by operating activities of $351.1 million for the year ended December 31, 2019, as compared to the prior year, is primarily due to an increase in cash receipts from customers, offset by increases in cash paid to suppliers and vendors and cash paid to employees, all driven primarily by the acquisitions of Pinnacle, Margaritaville, and Greektown. In addition, during the year ended December 31, 2019, we received an upfront payment of $12.5 million pursuant to a multi-year agreement with a sports betting operator for online sports betting and iGaming market access. Furthermore, net cash provided by operating activities was impacted by year-over-year increases in rent and interest payments made under our Triple Net Leases of $342.0 million, principally due to the Pinnacle Master Lease, and in interest payments made on long-term debt of $54.4 million, primarily due to the debt refinancing in October 2018, which increased our total long-term debt.
The decrease in net cash provided by operating activities of $125.0 million for the year ended December 31, 2018, as compared to the prior year, was primarily due to an increase in interest payments made under the Master Leases of $66.1 million, associated largely with the Pinnacle Master Lease; an increase in interest payments made on long-term debt of $11.5 million, primarily due to the debt refinancing in October 2018, which increased our total long-term debt; and an increase in income tax paid of $67.5 million. Offsetting these items was a net increase in cash provided by operating activities due to the Pinnacle Acquisition.
Investing Cash Flow
Net cash used in investing activities for the year ended December 31, 2019 primarily consisted of the acquisitions of the operations of Margaritaville and Greektown for $109.1 million and $289.2 million, respectively, both net of cash acquired, and $190.6 million in capital expenditures, which principally consisted of maintenance capital expenditures (see below). As a part of the acquisitions of Margaritaville and Greektown, the Company entered into sale-leaseback transactions with VICI in the amounts of $261.1 million and $700.0 million, respectively, which had no net impact on net cash used in investing activities for the year ended December 31, 2019. In addition, during the year ended December 31, 2019, we paid $10.0 million for online and retail sports betting licenses in Pennsylvania. Capital expenditures increased year-over-year principally due to the Pinnacle Acquisition, which added twelve gaming properties.
Net cash used in investing activities for the year ended December 31, 2018 primarily included the Pinnacle Acquisition of $1,945.2 million, net of cash acquired, offset partially by the cash received for the sale of the Divested Properties of $661.7 million. In addition, during the year ended December 31, 2018, we spent $92.6 million on capital expenditures, which principally consisted of maintenance capital expenditures, purchased two separate Category 4 gaming licenses in York County, Pennsylvania for $50.1 million and Berks County, Pennsylvania for $7.5 million, and purchased iCasino and sports betting licenses in Pennsylvania for $20.0 million.
Net cash used in investing activities for the year ended December 31, 2017 primarily consisted of acquisitions of 1st Jackpot Casino and Resorts Casino Tunica in the amount of $127.7 million and capital expenditures of $99.3 million, which principally consisted of maintenance capital expenditures.

Capital Expenditures
Capital expenditures are accounted for as either project capital (new or expansions) or maintenance (replacement) capital expenditures. Cash provided by operating activities as well as cash available under our Revolving Credit Facility funded our capital expenditures for the years ended December 31, 2019, 2018 and 2017.
The following table summarizes our project capital expenditures for the years ended December 31, 2019, 2018 and 2017, by segment:

	For the year ended December 31,
(in millions)	2019	2018	2017
Northeast	$25.1	$0.1	$0.3
West	—	2.5	24.8
Other	—	0.3	—
Total	$25.1	$2.9	$25.1
During the year ended December 31, 2019, we spent $4.1 million and $21.0 million on our Hollywood Casino York and Hollywood Casino Morgantown development projects, respectively. Hollywood Casino York, which is located in the York Galleria Mall in Springettsbury Township, will represent an overall capital investment of approximately $120 million inclusive of the gaming license. Hollywood Casino Morgantown is being built on a previously vacant 36-acre site in Caernarvon Township with a capital investment of approximately $111 million inclusive of the gaming license. We anticipate that both of these projects will be complete by the end of 2020.
During the year ended December 31, 2017, we made enhancements to Tropicana Las Vegas, including adding a celebrity chef restaurant, the Robert Irvine Public House, which opened on July 27, 2017.
The following table summarizes our expected capital expenditures for the year ending December 31, 2020 by segment:

(in millions)	Project	Maintenance
Northeast	$125.8	$64.3
South	—	28.3
West	—	16.1
Midwest	—	32.6
Other	—	57.2
Total	$125.8	$198.5
Financing Cash Flow
Net cash used by financing activities for the year ended December 31, 2019 consisted principally of net repayments of long-term debt of $18.6 million despite the borrowing associated with the acquisition of Greektown, $51.6 million of principal payments on our financing obligations, $6.2 million of principal payments on our finance leases, and $24.9 million in payments related to the repurchase of common stock.
Net cash provided by financing activities for the year ended December 31, 2018 was largely driven by $1,149.8 million of net borrowings of long-term debt and $250.0 million in cash received from the Plainridge Park Casino Sale-Leaseback, offset by $67.4 million of principal payments on our financing obligations and $50.0 million in payments related to the repurchase of common stock. The net borrowings of long-term debt is primarily due to the refinancing of our debt in conjunction with the Pinnacle Acquisition and the acquisition of Margaritaville on January 1, 2019.
Net cash used in financing activities for the year ended December 31, 2017 was largely driven by $162.1 million of net repayments of long-term debt, $57.8 million of principal payments on our financing obligations, $24.8 million in payments related to the repurchase of our common stock, $19.6 million of contingent purchase price payments, and the repayment of a loan used to acquire a previously-leased corporate airplane in the amount of $20.8 million, offset by $82.6 million in cash received from the sale of the real estate assets of 1st Jackpot Casino and Resorts Casino Tunica to GLPI.

Senior Secured Credit Facilities
As of December 31, 2019, our Senior Secured Credit Facilities (as defined below) had a gross outstanding balance of $1,929.8 million, consisting of a $672.3 million Term Loan A Facility, a $1,117.5 million Term Loan B-1 Facility (as such terms are defined below), and a Revolving Credit Facility, which had $140.0 million drawn as of December 31, 2019. Additionally, as of December 31, 2019 and 2018, the Company had conditional obligations under letters of credit issued pursuant to the Senior Secured Credit Facilities with face amounts aggregating $30.0 million in both periods, resulting in $530.0 million and $558.0 million of available borrowing capacity under the Revolving Credit Facility, respectively.
On October 30, 2013, the Company entered into a credit agreement (the “2013 Credit Agreement”) providing for: (i) a five-year $500.0 million revolving credit facility (the “2013 Revolving Credit Facility”), (ii) a five-year $500.0 million term loan A facility (the “2013 Term Loan A Facility”) and (iii) a seven-year $250.0 million term loan B facility (the “2013 Term Loan B Facility” and collectively with the 2013 Revolving Credit Facility and the 2013 Term Loan A Facility, the “2013 Senior Secured Credit Facilities”).
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
On January 19, 2017, the Company entered into an agreement to amend and restate its Amended 2013 Credit Agreement (the “2017 Credit Agreement”), which provided for: (i) a five-year $700.0 million revolving credit facility (the “Revolving Credit Facility”), a five-year $300.0 million term loan A facility (the “Term Loan A Facility”), and a seven-year $500.0 million Term Loan B facility (the “Term Loan B Facility” and collectively with the Revolving Credit Facility and the Term Loan A Facility, the “Senior Secured Credit Facilities”).
On October 15, 2018, in connection with the Pinnacle Acquisition, we entered into an incremental joinder agreement (the “Incremental Joinder”), which amended the 2017 Credit Agreement (the “Amended 2017 Credit Agreement”). The Incremental Joinder provided for an additional $430.2 million of incremental loans having the same terms as the existing Term Loan A Facility, with the exception of extending the maturity date, and an additional $1,128.8 million of loans as a new tranche having new terms (the “Term Loan B-1 Facility”). The proceeds resulting from the Incremental Joinder were used; together with cash on hand and proceeds received from (i) newly-issued shares of the Company’s common stock, (ii) the sale of the Divested Properties, (iii) the Plainridge Park Casino Sale-Leaseback, and (iv) the sale of the real estate assets associated with Belterra Park; to (a) acquire all of the issued and outstanding equity interests of Pinnacle, (b) repay in full Pinnacle’s existing senior secured credit facilities at the time of the acquisition, (c) redeem, repurchase, defease or satisfy and discharge in full Pinnacle’s outstanding 5.625% senior notes due 2024, (d) repay in full the Company’s outstanding borrowings under its Term Loan B Facility at the time of the acquisition, and (e) pay fees, costs and expenses associated with the foregoing. With the exception of extending the maturity date, the Incremental Joinder did not impact the Revolving Credit Facility.
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
The payment and performance of obligations under the Senior Secured Credit Facilities are guaranteed by a lien on and security interest in substantially all of the assets (other than excluded property, such as gaming licenses) of the Company.
5.625% Senior Unsecured Notes
On January 19, 2017, the Company completed an offering of $400.0 million aggregate principal amount of 5.625% senior unsecured notes that mature on January 15, 2027 (the “5.625% Notes”) at a price of par. Interest on the 5.625% Notes is payable on January 15th and July 15th of each year. The 5.625% Notes are not guaranteed by any of the Company’s subsidiaries except in the event that the Company in the future issues certain subsidiary-guaranteed debt securities. The Company may redeem the 5.625% Notes at any time on or after January 15, 2022, at the declining redemption premiums set forth in the indenture governing the 5.625% Notes, and, prior to January 15, 2022, at a “make-whole” redemption premium set forth in the indenture governing the 5.625% Notes.
The Company used a portion of the proceeds from the issuance of the 5.625% Notes to retire all of its $300.0 million aggregate principal amount of 5.875% senior subordinated notes due 2021 and, along with loans funded under the 2017 Credit Agreement, repay amounts outstanding under its Amended 2013 Credit Agreement, including to fund related transaction fees and expenses. The remaining proceeds from the issuance of the 5.625% Notes were used for general corporate purposes.
Triple Net Leases
The majority of the real estate assets used in the Company’s operations are subject to triple net master leases; the most significant of which are the Penn Master Lease and the Pinnacle Master Lease. Subsequent to the adoption of ASC 842, the Company’s Master Leases are accounted for as either operating leases, finance leases, or determined to continue to be financing obligations. Prior to the adoption of ASC 842, all components contained within the Master Leases were accounted for as financing obligations. In addition, three of the gaming facilities used in our operations are subject to individual triple net leases. As previously mentioned, we refer to the Penn Master Lease, the Pinnacle Master Lease, the Margaritaville Lease, the Greektown Lease and the Meadows Lease, collectively, as our Triple Net Leases.
Under our Triple Net Leases, in addition to lease payments for the real estate assets, we are required to pay the following, among other things: (1) all facility maintenance; (2) all insurance required in connection with the leased properties and the business conducted on the leased properties; (3) taxes levied on or with respect to the leased properties (other than taxes on the income of the lessor); and (4) all utilities and other services necessary or appropriate for the leased properties and the business conducted on the leased properties.
Penn Master Lease
Pursuant to a triple net master lease with GLPI (the “Penn Master Lease”), which became effective November 1, 2013, the Company leases real estate assets associated with 19 of the gaming facilities used in its operations. The Penn Master Lease has an initial term of 15 years with four subsequent, five-year renewal periods on the same terms and conditions, exercisable at the Company’s option.
The payment structure under the Penn Master Lease includes a fixed component, a portion of which is subject to an annual escalator of up to 2%, depending on the Adjusted Revenue to Rent Ratio (as defined in the Penn Master Lease) of 1.8:1, and a component that is based on the performance of the properties, which is prospectively adjusted (i) every five years by an amount equal to 4% of the average change in net revenues of all properties under the Penn Master Lease (other than Hollywood Casino Columbus and Hollywood Casino Toledo) compared to a contractual baseline during the preceding five years (“Penn Percentage Rent”) and (ii) monthly by an amount equal to 20% of the net revenues of Hollywood Casino Columbus and Hollywood Casino Toledo in excess of a contractual baseline and subject to a rent floor specific to Hollywood Casino Toledo. As a result of the annual escalator, the fixed component of rent increased by $5.5 million, $5.4 million and $2.4 million effective as of November 1, 2019, 2018 and 2017, respectively. Additionally, effective November 1, 2018, the Penn Percentage Rent reset resulted in an annual rent reduction of $11.3 million, which will be in effect until the next Penn Percentage Rent reset, occurring on November 1, 2023.
Pinnacle Master Lease
In connection with the Pinnacle Acquisition, the Company assumed a triple net master lease with GLPI (“Pinnacle Master Lease”), originally effective April 28, 2016. Concurrent with the closing of the Pinnacle Acquisition on October 15, 2018, the Company entered into an amendment to the Pinnacle Master Lease to, among other things, (i) remove Ameristar St. Charles, Ameristar Kansas City and Belterra Resort and (ii) add Plainridge Park Casino, whose real estate assets were sold to GLPI and concurrently leased back to the Company for a fixed annual rent of $25.0 million. Further, the rent payment under the Pinnacle Master Lease was increased by a fixed annual amount of $13.9 million to adjust the rent to reflect current market conditions. Reflecting this amendment, the Company leases real estate assets associated with twelve of the gaming facilities used in the Company’s operations from GLPI.
Upon assumption of the Pinnacle Master Lease, as amended, there were 7.5 years remaining of the initial ten-year term, with five subsequent, five-year renewal periods exercisable at the Company’s option. The payment structure under the Pinnacle Master Lease includes a fixed component, which is subject to an annual escalator of up to 2%, depending on the Adjusted Revenue to Rent Ratio (as defined in the Pinnacle Master Lease) of 1.8:1, and a component that is based on the performance of the properties, which is prospectively adjusted every two years by an amount equal to 4% of the average change in net revenues of all properties under the Pinnacle Master Lease compared to a contractual baseline during the preceding two years (“Pinnacle

Percentage Rent”). As a result of the annual escalator, effective as of May 1, 2019, the fixed component of rent increased by $1.0 million. The next Pinnacle Percentage Rent reset is scheduled to occur on May 1, 2020.
Meadows Lease, Margaritaville Lease, and Greektown Lease
In connection with the Pinnacle Acquisition, we assumed a triple net lease of the real estate assets used in the operations of Meadows (the “Meadows Lease”), originally effective September 9, 2016, with GLPI as the landlord. Upon assumption of the Meadows Lease, there were eight years remaining of the initial ten-year term, with three subsequent, five-year renewal options followed by one four-year renewal option on the same terms and conditions, exercisable at the Company’s option. The payment structure under the Meadows Lease includes a fixed component (“Meadows Base Rent”), which is subject to an annual escalator of up to 5% for the initial term or until the lease year in which Meadows Base Rent plus Meadows Percentage Rent (as defined below) is a total of $31.0 million, subject to certain adjustments, and up to 2% thereafter, subject to an Adjusted Revenue to Rent Ratio (as defined in the Meadows Lease) of 2.0:1. The “Meadows Percentage Rent” is based on performance, which is prospectively adjusted for the next two-year period equal to 4% of the average annual net revenues of the property during the trailing two-year period. As a result of the annual escalator, effective as of October 1, 2019, the Meadows Base Rent increased by $0.8 million. The next Meadows Percentage Rent reset is scheduled to occur on October 1, 2020.
In connection with the acquisition of Margaritaville, we entered into the Margaritaville Lease with VICI for the real estate assets used in the operations of Margaritaville. The Margaritaville Lease has an initial term of 15 years, with four subsequent five-year renewal options on the same terms and conditions, exercisable at the Company’s option. The payment structure under the Margaritaville Lease includes a fixed component (“Margaritaville Base Rent”), which is subject to an annual escalator of up to 2% subject to an Adjusted Revenue to Rent Ratio (as defined in the Margaritaville Lease) of 1.9:1, and a component that is based on performance, which is prospectively adjusted every two years by an amount equal to 4% of the average change in net revenues of the facility compared to a contractual baseline during the preceding two years (“Margaritaville Percentage Rent”). The first Margaritaville Percentage Rent reset is scheduled to occur on February 1, 2021. On February 1, 2020, the Margaritaville Lease was amended to provide for a change in the measurement of the annual escalator. Under the amendment, the Margaritaville Base Rent is subject to an annual escalator of up to 2% subject to a minimum ratio of net revenue to rent of 6.1:1.
In connection with the acquisition of Greektown, we entered into the Greektown Lease with VICI for the real estate assets used in the operations of Greektown. The Greektown Lease has an initial term of 15 years, with four subsequent five-year renewal options on the same terms and conditions, exercisable at the Company’s option. The payment structure under the Greektown Lease includes a fixed component (“Greektown Base Rent”), which is subject to an annual escalator of up to 2% subject to an Adjusted Revenue to Rent Ratio (as defined in the Greektown Lease) of 1.85:1, and a component that is based on performance, which is prospectively adjusted every two years by an amount equal to 4% of the average change in net revenues of the facility compared to a contractual baseline during the preceding two years (“Greektown Percentage Rent”). The first Greektown Percentage Rent reset is scheduled to occur on June 1, 2021.
Payments to our REIT Landlords under Triple Net Leases
Total payments made to our REIT Landlords, GLPI and VICI, were as follows:

	For the year ended December 31,
(in millions)	2019	2018	2017
Penn Master Lease	$457.9	$461.5	$455.4
Pinnacle Master Lease	328.6	70.3	—
Meadows Lease	26.4	5.6	—
Margaritaville Lease	23.1	—	—
Greektown Lease	33.8	—	—
Total	$869.8	$537.4	$455.4
Other Long-Term Obligations
Ohio Relocation Fees
As of December 31, 2019 and 2018, other long-term obligations included $76.4 million and $91.3 million, respectively, related to the relocation fees for Hollywood Gaming at Dayton Raceway and Hollywood Gaming at Mahoning Valley Race Course, which opened in August 2014 and September 2014, respectively. In June 2013, we finalized the terms of our memorandum of understanding with the State of Ohio, which included an agreement for us to pay a relocation fee in return for being able to relocate our existing racetracks in Toledo and Grove City to Dayton and Mahoning Valley, respectively. Upon opening Dayton and Mahoning Valley, each relocation fee was recorded at the present value of the contractual obligation, which was calculated as $75.0 million based on the 5.0% discount rate included in the agreement. Each relocation fee is payable as follows: $7.5 million upon opening and eighteen semi-annual payments of $4.8 million beginning one year after opening.
Event Center
As of December 31, 2019 and 2018, other long-term obligations included $12.6 million and $13.2 million, respectively, related to the repayment obligation of a hotel and event center located less than a mile away from Hollywood Casino Lawrenceburg, which was constructed by the City of Lawrenceburg Department of Redevelopment. Effective in January 2015, by contractual agreement, we assumed a repayment obligation for the hotel and event center in the amount of $15.3 million, which was financed through a loan with the City of Lawrenceburg Department of Redevelopment, in exchange for conveyance of the property. Beginning in January 2016, the Company was obligated to make annual payments on the loan of $1.0 million for 20 years.
Share Repurchase Programs
On February 3, 2017, the Company announced a share repurchase program pursuant to which the Board of Directors authorized to repurchase up to $100.0 million of the Company’s common stock, which expired on February 1, 2019. During the years ended December 31, 2018 and 2017, the Company repurchased 2,299,498 and 1,264,149 shares, respectively, of its common stock in open market transactions for $50.0 million at an average price of $21.74 per share and $24.8 million at an average price of $19.59 per share, respectively.
On January 9, 2019, the Company announced a new share repurchase program pursuant to which the Board of Directors authorized to repurchase up to $200.0 million of the Company’s common stock. The new share repurchase program covers an authorization period of two years, expiring on December 31, 2020. During the year ended December 31, 2019, the Company repurchased 1,271,823 shares of its common stock in open market transactions for $24.9 million at an average price of $19.55 per share.
Covenants
Our Senior Secured Credit Facilities and 5.625% Notes require us, among other obligations, to maintain specified financial ratios and to satisfy certain financial tests, including the Maximum Consolidated Total Net Leverage Ratio, Maximum Consolidated Senior Secured Net Leverage Ratio and Minimum Interest Coverage Ratio (as such terms are defined in our Amended 2017 Credit Agreement) as well as the Fixed Charge Coverage Ratio (as defined in the indenture governing our 5.625% Notes). In addition, our Senior Secured Credit Facilities and 5.625% Notes restrict, among other things, our ability to incur additional indebtedness, incur guarantee obligations, amend debt instruments, pay dividends, create liens on assets, make investments, engage in mergers or consolidations, and otherwise restrict corporate activities. As of December 31, 2019, the Company was in compliance with all required financial covenants.
Outlook
Based on our current level of operations, we believe that cash generated from operations and cash on hand, together with amounts available under our Senior Secured Credit Facilities, will be adequate to meet our anticipated obligations under our Triple Net Leases, debt service requirements, capital expenditures and working capital needs for the foreseeable future. However, we cannot be certain that our business will generate sufficient cash flow from operations; that the U.S. economy will continue to grow in 2020; that our anticipated earnings projections will be realized; that we will achieve the expected synergies from our acquisitions, principally Pinnacle; or that future borrowings will be available under our Senior Secured Credit Facilities or otherwise will be available in the credit markets to enable us to service our indebtedness or to make anticipated capital expenditures. In addition, we expect a majority of our future growth to come from acquisitions of gaming properties; further investment in retail sportsbooks, online sports betting, and iGaming; greenfield projects; jurisdictional expansions; and property expansion in under-penetrated markets. If we consummate significant acquisitions in the future, undertake any significant property expansions, or make additional investments in Barstool Sports, our cash requirements may increase significantly and we may need to make additional borrowings or complete equity or debt financings to meet these requirements. Our future operating performance and our ability to service or refinance our debt will be subject to future economic conditions and to financial, business and other factors, many of which are beyond our control. See “Risk Factors—Risks Related to Our Capital Structure” within “Item 1A. Risk Factors,” of this Annual Report on Form 10-K for a discussion of the risks related to our capital structure.

We have historically maintained a capital structure comprised of a mix of equity and debt financing. We vary our leverage to pursue opportunities in the marketplace and in an effort to maximize our enterprise value for our shareholders. We expect to meet our debt obligations as they come due through internally-generated funds from operations and/or refinancing them through the debt or equity markets prior to their maturity.

CONTRACTUAL OBLIGATIONS AND OTHER COMMITMENTS
Contractual Cash Obligations
As of December 31, 2019, there was $530.0 million available for borrowing under our Revolving Credit Facilities. The following table presents our contractual cash obligations as of December 31, 2019:

		Payments Due By Period
(in millions)	Total	2020	2021-2022	2023-2024	2025 and After
Senior Secured Credit Facilities
Principal	$1,929.8	$46.7	$146.5	$675.6	$1,061.0
Interest (1)	347.1	71.7	137.7	103.9	33.8
5.625% Notes
Principal	400.0	—	—	—	400.0
Interest	168.8	22.5	45.0	45.0	56.3
Purchase obligations	126.4	70.4	29.1	11.6	15.3
Capital expenditure commitments (2)	54.1	54.1	—	—	—
Operating leases (3)	10,160.1	424.0	804.3	778.5	8,153.3
Finance leases (3)	496.0	21.7	43.3	37.5	393.5
Financing obligations (3)	11,114.5	374.7	734.6	734.6	9,270.6
Ohio relocation fees (4)	122.5	31.2	62.4	28.9	—
Other liabilities reflected within our Consolidated Balance Sheets (5)	26.4	1.9	3.1	2.6	18.8
Total	$24,945.7	$1,118.9	$2,006.0	$2,418.2	$19,402.6

(1)
The interest rates are estimated using the forward LIBOR curves plus the applicable spread as of December 31, 2019. The contractual amounts to be paid on our variable rate obligations are affected by changes in market interest rates and changes in our spreads, which are based on our leverage ratios. Future changes in such ratios will impact the contractual amounts to be paid.

(2)
We anticipate spending $324.3 million for future capital expenditures over the next year, of which we are contractually committed to spend $54.1 million as of December 31, 2019. Pursuant to each of our Triple Net Leases, we are obligated to spend a minimum of 1% of annual net revenues, in the aggregate under each lease, on the maintenance of such facilities.

(3)	See Note 11, “Leases,” in the notes to our Consolidated Financial Statements.

(4)
In addition to the Ohio Relocation Fees discussed in Note 10, “Long-term Debt,” in the notes to our Consolidated Financial Statements, the Company agreed to pay $110.0 million (of which $36.0 million remains to be paid) to the State of Ohio over ten years in return for certain clarifications from the State of Ohio with respect to various financial matters and limits on competition within the ten-year time period.

(5)
Excludes the liability for unrecognized tax benefits of $37.2 million, as we cannot reasonably estimate the period of cash settlement with the respective taxing authorities. Additionally, it does not include an estimate of the payments associated with our contingent purchase price obligations of $17.5 million as it is not a fixed obligation.

Other Commercial Commitments
The following table presents our material commercial commitments as of December 31, 2019:

		Payments Due By Period
(in millions)	Total	2020	2021-2022	2023-2024	2025 and After
Letters of credit (1)	$30.0	$30.0	$—	$—	$—
Total	$30.0	$30.0	$—	$—	$—

(1)	The available balance under our Revolving Credit Facilities is reduced by outstanding letters of credit.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
For information on new accounting pronouncements and the impact of these pronouncements on our Consolidated Financial Statements, see Note 3, “New Accounting Pronouncements,” in the notes to our Consolidated Financial Statements.

CRITICAL ACCOUNTING ESTIMATES
The preparation of the Consolidated Financial Statements in accordance with GAAP requires us to make estimates and judgments that are subject to an inherent degree of uncertainty. The nature of the estimates and assumptions are material due to the levels of subjectivity and judgment necessary to account for highly uncertain factors or the susceptibility of such factors to change. The development and selection of critical accounting estimates, and the related disclosures, have been reviewed with the Audit Committee of our Board of Directors. We believe the current assumptions and other considerations used to estimate amounts reflected in our Consolidated Financial Statements are appropriate. However, if actual experience differs from the assumptions and other considerations used in estimating amounts reflected in our Consolidated Financial Statements, the resulting changes could have a material adverse effect on our financial condition, results of operations and cash flows.
Goodwill and other intangible assets
As of December 31, 2019, the Company had $1,270.7 million in goodwill and $2,026.5 million in other intangible assets within its Consolidated Balance Sheet, representing 9.0% and 14.3% of total assets, respectively. The Company’s goodwill and other intangible assets are primarily the result of acquisitions of businesses and payments for gaming licenses. These intangible assets require significant management estimates and judgment pertaining to: (i) the valuation in connection with initial purchase price allocations and (ii) the ongoing evaluation for impairment.
In connection with the Company’s acquisitions, valuations are completed to determine the allocation of the purchase price. The factors considered in the valuations include data gathered as a result of the Company’s due diligence in connection with the acquisitions, projections for future operations, and data obtained from third-party valuation specialists, as deemed appropriate. Goodwill represents the future economic benefits of a business combination measured as the excess purchase price over the fair market value of net assets acquired. Goodwill is tested annually, or more frequently if indicators of impairment exist.
For the quantitative goodwill impairment test, an income approach, in which a discounted cash flow (“DCF”) model is utilized, and a market-based approach using guideline public company multiples of earnings before interest, taxes, depreciation, and amortization from the Company’s peer group are utilized in order to estimate the fair market value of the Company’s reporting units. In determining the carrying amount of each reporting unit that utilizes real estate assets subject to the Triple Net Leases, if and as applicable, (i) the Company allocates each reporting unit their pro-rata portion of the right-of-use (“ROU”) assets, lease liabilities, and/or financing obligations, and (ii) pushes down the carrying amount of the property and equipment subject to such leases. In general, as it pertains to the Master Leases, such amounts are allocated based on the reporting unit’s projected Adjusted EBITDA as a percentage of the aggregate estimated Adjusted EBITDA of all reporting units subject to either of the Master Leases, as applicable. The Company compares the fair value of its reporting units to the carrying amounts. If the carrying amount of the reporting unit exceeds the fair value, an impairment is recorded equal to the amount of the excess (not to exceed the amount of goodwill allocated to the reporting unit).
We consider our gaming licenses, trademarks, and certain other intangible assets as indefinite-lived intangible assets that do not require amortization based on our future expectations to operate our gaming properties indefinitely as well as our historical experience in renewing these intangible assets at minimal cost with various state commissions. Rather, these intangible assets are tested annually for impairment, or more frequently if indicators of impairment exist, by comparing the fair value of the recorded assets to their carrying amount. If the carrying amounts of the indefinite-lived intangible assets exceed their fair value, an impairment loss is recognized. We complete the testing of our indefinite-lived intangible assets prior to assessing our goodwill for impairment. Our annual goodwill and other indefinite-lived intangible assets impairment test is performed on October 1st of each year.
We assess the fair value of our gaming licenses using the Greenfield Method under the income approach, which estimates the fair value of the gaming license using a DCF model assuming we built a new casino with similar utility to that of the existing casino. The method assumes a theoretical start-up company going into business without any assets other than the intangible asset being valued. As such, the value of the gaming license is a function of the following assumptions:

•	Projected revenues and operating cash flows (including an allocation of the projected payments under any applicable Triple Net Lease);

•	Estimated construction costs and duration;

•	Pre-opening costs; and

•	Discounting that reflects the level of risk associated with receiving future cash flows attributable to the license.
We assess the fair value of our trademarks using the relief-from-royalty method under the income approach. The principle behind this method is that the value of the trademark is equal to the present value of the after-tax royalty savings attributable to the owned trademark. As such, the value of the trademark is a function of the following assumptions:

•	Projected revenues;

•	Selection of an appropriate royalty rate to apply to projected revenues; and

•	Discounting that reflects the level of risk associated with the after-tax revenue stream associated with the trademark.
The evaluation of goodwill and indefinite-lived intangible assets requires the use of estimates about future operating results of each reporting unit to determine the estimated fair value of the reporting unit and the indefinite-lived intangible assets. The Company must make various assumptions and estimates in performing its impairment testing. The implied fair value includes estimates of future cash flows (including an allocation of the projected payments under any applicable Triple Net Lease) that are based on reasonable and supportable assumptions which represent the Company’s best estimates of the cash flows expected to result from the use of the assets including their eventual disposition. Changes in estimates, increases in the Company’s cost of capital, reductions in transaction multiples, changes in operating and capital expenditure assumptions or application of alternative assumptions and definitions could produce significantly different results. Future cash flow estimates are, by their nature, subjective and actual results may differ materially from the Company’s estimates. If our ongoing estimates of future cash flows are not met, we may have to record additional impairment charges in future periods. Our estimates of cash flows are based on the current regulatory and economic climates, recent operating information and budgets of the various properties where it conducts operations. These estimates could be negatively impacted by changes in federal, state or local regulations, economic downturns, or other events affecting our properties.
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
Assumptions and estimates about future cash flow levels and multiples by individual reporting units are complex and subjective. They are sensitive to changes in underlying assumptions and can be affected by a variety of factors, including external factors, such as industry, geopolitical and economic trends, and internal factors, such as changes in the Company’s business strategy, which may re-allocate capital and resources to different or new opportunities which management believes will enhance its overall value but may be to the detriment of an individual reporting unit.
Once an impairment of goodwill or other intangible asset has been recorded, it cannot be reversed. Since the Company’s goodwill and other indefinite-lived intangible assets are not amortized, there may be volatility in reported net income or loss because impairment losses, if any, are likely to occur irregularly and in varying amounts. Intangible assets that have a definite life are amortized on a straight-line basis over their estimated useful lives or related service contract. The Company reviews the carrying amount of its amortizing intangible assets for possible impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. If the carrying amount of the amortizing intangible assets exceed their fair value, an impairment loss is recognized.
Revenue and earnings streams within our industry can vary significantly based on various circumstances, which in many cases are outside of the Company’s control, and as such are difficult to predict and quantify. We have disclosed several of these circumstances in “Item 1A. Risk Factors” of this Annual Report on Form 10-K. Circumstances include, for instance, changes in legislation that approves gaming in nearby jurisdictions, further expansion of gaming in jurisdictions where we currently operate, new state legislation that requires the implementation of smoking restrictions at our casinos or any other events outside of our control that make the customer experience less desirable.
As a result of our 2019 annual impairment test, we recognized impairments on our goodwill, gaming licenses and trademarks, of $88.0 million, $62.6 million and $20.0 million, respectively. See Note 8, “Goodwill and Other Intangible Assets,” in the notes to our Consolidated Financial Statements. Goodwill of reporting units and gaming licenses and trademarks of properties recently acquired or impaired are particularly at-risk for future impairment given the fact that they are recorded at fair value as of the date of acquisition or impairment. As of October 1, 2019, the date of the most recent annual impairment test, the reporting units with goodwill and the gaming licenses and trademarks associated with our properties with less than a substantial cushion, including a sensitivity analysis of the impact on the recorded amount of impairment losses, were as follows:

			Increase in the Recorded Amount of Impairment Loss as a Result of:
(dollars in millions)	Carrying Amount	Cushion	Discount Rate +100 bps	Terminal Growth Rate -50 bps
Goodwill
Hollywood Casino Aurora	$161.1	—%	$14.0	$5.9
Margaritaville Resort Casino	$40.5	12.8%	$—	$—

Gaming licenses
Ameristar East Chicago	$115.5	—%	$17.0	$6.5
Boomtown Bossier City	$16.0	—%	$3.5	$1.5
Boomtown New Orleans	$101.5	0.5%	$14.0	$5.5
L’Auberge Lake Charles	$304.0	22.5%	$—	$—
Meadows Racetrack and Casino	$158.5	—%	$21.0	$8.0
River City Casino	$226.5	0.9%	$28.0	$10.0

Trademarks
Ameristar Black Hawk	$39.0	6.4%	$2.0	$—
Ameristar Council Bluffs	$32.5	—%	$3.5	$1.0
Ameristar East Chicago	$22.0	6.8%	$1.0	$—
Ameristar Vicksburg	$19.0	—%	$2.0	$0.5
Boomtown Bossier City	$5.0	—%	$0.5	$0.5
L’Auberge Baton Rouge	$20.0	—%	$2.0	$0.5
Meadows Racetrack and Casino	$30.0	—%	$3.0	$0.5
Income taxes
Under ASC Topic 740, “Income Taxes” (“ASC 740”), deferred tax assets and liabilities are determined based on the differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities and are measured at the prevailing enacted tax rates that will be in effect when these differences are settled or realized. ASC 740 also requires that deferred tax assets be reduced by a valuation allowance if it is more-likely-than-not that some portion or all of the deferred tax assets will not be realized. The realizability of the net deferred tax assets is evaluated each reporting period by assessing the valuation allowance and by adjusting the amount of the allowance, if necessary. Pursuant to ASC 740, in evaluating the more-likely-than-not standard, we consider all available positive and negative evidence including projected future taxable income and available tax planning strategies that could be implemented to realize the net deferred tax assets. In the event the Company determines that the deferred income tax assets would be realized in the future in excess of their net recorded amount, an adjustment to the valuation allowance would be recorded, which would reduce the provision for income taxes. During the third quarter of 2017, we determined that a valuation allowance was no longer required against our federal net deferred tax assets for the portion that was expected to be realized upon the achievement of the “more-likely-than-not” standard. As such, we released $741.9 million of our total valuation allowance during the year ended December 31, 2017.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
We are exposed to market risk from adverse changes in interest rates with respect to the short-term floating interest rate on borrowings under our Senior Secured Credit Facilities. As of December 31, 2019, the Company’s Senior Secured Credit Facilities had a gross outstanding balance of $1,929.8 million, consisting of a $672.3 million Term Loan A Facility, a $1,117.5 million Term Loan B-1 Facility, and a Revolving Credit Facility, which had $140.0 million drawn as of December 31, 2019.
The table below provides information as of December 31, 2019 about our long-term debt obligations that are sensitive to changes in interest rates, including the notional amounts maturing during the twelve month period presented and the related weighted-average interest rates by maturity dates.

(dollars in millions)	2020	2021	2022	2023	2024	Thereafter	Total	Fair Value
Fixed rate	$—	$—	$—	$—	$—	$400.0	$400.0	$426.0
Average interest rate						5.625%
Variable rate	$46.7	$64.4	$82.1	$664.3	$11.3	$1,061.0	$1,929.8	$1,930.6
Average interest rate (1)	3.65%	3.66%	3.67%	3.70%	3.98%	4.04%

(1)	Estimated rate, reflective of forward LIBOR December 31, 2019 plus the spread over LIBOR applicable to variable-rate borrowing.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of
Penn National Gaming, Inc. and Subsidiaries
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Penn National Gaming, Inc. and subsidiaries (the “Company”) as of December 31, 2019 and 2018, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity (deficit), and cash flows, for each of the three years in the period ended December 31, 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2020, expressed an unqualified opinion on the Company’s internal control over financial reporting.
Change in Accounting Principle
As discussed in Note 3 to the financial statements, effective January 1, 2019, the Company adopted FASB ASC Topic 842, Leases, using the modified retrospective approach.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.
Gaming License - Refer to Notes 2 and 8 to the financial statements
Critical Audit Matter Description
The Company’s gaming license indefinite-lived intangible assets are tested annually for impairment, or more frequently if indicators of impairment exist, by comparing the fair value of the recorded assets to their carrying amount. The Company assesses the fair value of its gaming licenses using the Greenfield Method under the income approach, which estimates the fair value using a discounted cash flow model assuming the Company built a casino with similar utility to that of the existing casino. The key inputs in determining the fair value, among others, include projected revenue and operating cash flows discounted to reflect the level of risk associated with receiving future cash flows attributable to the licenses. Total gaming licenses were $1,681.9 million as of December 31, 2019, of which $115.5 million, $101.5 million, $304.0 million, $158.5 million and $226.5 million was allocated to Ameristar East Chicago, Boomtown New Orleans, L’Auberge Lake Charles, Meadows Racetrack and Casino, and River City Casino (the “properties”), respectively.
Auditing the fair value of the properties’ gaming licenses involved a high degree of subjectivity in evaluating whether management’s estimates and assumptions of projected revenue and operating cash flows and the selection of the discount rates used to derive the fair value were reasonable, including the need to involve our fair value specialists.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to forecasts of future revenue and operating cash flows and the determination of the discount rates used by management to estimate the fair value of the properties’ gaming licenses included the following, among others:

•
We tested the effectiveness of controls over determining the fair value of gaming licenses, including those over the forecasts of future revenue and operating cash flows and the selection of the discount rates.

•	We evaluated management’s ability to accurately forecast future revenues and operating cash flows by comparing actual results to management’s historical forecasts.

•	We evaluated the reasonableness of management’s revenue and operating cash flow forecasts by comparing the forecasts to:

◦	Historical results

◦	Internal communications to management and the Board of Directors

◦	Forecasted information included in the Company’s press release as well as in analyst and industry reports for the Company and certain of its peer companies

◦	The impact of changes in the regulatory environment on management’s projections.

•	With the assistance of our fair value specialists, we evaluated the reasonableness of the discount rates by:

◦	Testing the source information underlying the determination of the discount rates and the mathematical accuracy of the calculations.

◦	Developing a range of independent estimates and comparing those to the discount rates selected by management.
Adoption of Accounting Standards Codification Topic 842, “Leases” (“ASC 842”) for Master Leases - Refer to Notes 2, 3 and 11 to the financial statements (also see ASC 842 explanatory paragraph above)
Critical Audit Matter Description
On January 1, 2019, the Company adopted ASC 842 and recorded a cumulative-effect adjustment to retained earnings of $1,085.7 million. Under the provisions of ASC 842, the Company was required to evaluate its existing sale-leaseback transactions to determine whether a sale had occurred, and if a sale had occurred, to determine the classification (operating or finance) of each component contained within each of its Master Leases.
The Company assessed each Master Lease component and determined certain land components to be operating leases and certain building components to be financing obligations. The assessment of the classification of each component resulted in the (1) derecognition of certain property and equipment and financing obligations, (2) recognition of an operating lease liability and an operating lease right-of-use (“ROU”) asset for the operating leases, and (3) continued recognition of the financing obligation utilizing the original assumptions as of the date the Company entered into or acquired each Master Lease. The Company also was required to evaluate the components contained within the build-to-suit arrangements, which resulted in the Dayton and Mahoning Valley lease components being classified as finance leases.
The significant complexity of the adoption of ASC 842, which resulted in a material adjustment to opening retained earnings, required significant auditor judgment with respect to evaluating the determination of lease classifications, interpretation of build-to-suit accounting guidance, and assessment of sale lease back accounting, including the need to involve professionals in our firm with expertise in lease accounting.

How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the adoption of ASC 842 for its Master Leases included the following, among others:

•	We tested the effectiveness of internal controls over the adoption of ASC 842, inclusive of controls over the evaluation of lease classifications and accounting conclusions.

•	With the assistance of professionals in our firm with expertise in lease accounting, we evaluated the appropriateness of the accounting conclusions, including;

◦	Lease classification

◦	Build to suit and sale lease back transactions.

•
We evaluated the financial statement impact of (i) the derecognition of the existing financing obligation and the carrying amount of the property and equipment that resulted in a cumulative-effect adjustment to retained earnings, (ii) the recognition of an operating lease liability and an operating lease ROU asset primarily pertaining to the land component, and (iii) the recognition of a ROU asset and financing lease liability relating to certain leases which were previously considered build-to-suit leases.

•
We tested the leasing components contained within each of the Master Leases that were determined to continue to represent financing obligations (consisting primarily of the building components) at the adoption date, which resulted in the (i) continued recognition of the leased assets in “Property and equipment, net” within the financial statements and (ii) continued recognition of the financing obligation.

•
We tested the accuracy and completeness of contract terms and key assumptions utilized in key accounting determinations through comparison to the underlying lease contracts and supporting documentation.

/s/ Deloitte & Touche LLP

Philadelphia, Pennsylvania
February 27, 2020

We have served as the Company’s auditor since 2017.

PENN NATIONAL GAMING, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
(in millions, except share and per share data)	2019	2018
Assets
Current assets
Cash and cash equivalents	$437.4	$479.6
Receivables, net of allowance for doubtful accounts of $7.7 and $3.2	88.7	106.8
Prepaid expenses	76.7	63.0
Other current assets	40.0	28.2
Total current assets	642.8	677.6
Property and equipment, net	5,120.2	6,868.8
Investment in and advances to unconsolidated affiliates	128.3	128.5
Goodwill	1,270.7	1,228.4
Other intangible assets, net	2,026.5	1,856.9
Deferred income taxes	—	80.6
Operating lease right-of-use assets	4,613.3	—
Finance lease right-of-use assets	224.0	—
Other assets	168.7	120.2
Total assets	$14,194.5	$10,961.0

Liabilities
Current liabilities
Accounts payable	$40.3	$30.5
Current maturities of long-term debt	62.9	62.1
Current portion of financing obligations	40.5	67.8
Current portion of operating lease liabilities	124.1	—
Current portion of finance lease liabilities	6.5	—
Accrued expenses and other current liabilities	631.3	578.0
Total current liabilities	905.6	738.4
Long-term debt, net of current maturities and debt issuance costs	2,322.2	2,350.1
Long-term portion of financing obligations	4,102.2	7,080.6
Long-term portion of operating lease liabilities	4,450.6	—
Long-term portion of finance lease liabilities	219.4	—
Deferred income taxes	244.6	—
Other long-term liabilities	98.0	60.7
Total liabilities	12,342.6	10,229.8
Commitments and contingencies (Note 12)
Stockholders’ equity
Series B preferred stock ($0.01 par value, 1,000,000 shares authorized, no shares issued and outstanding)	—	—
Series C preferred stock ($0.01 par value, 18,500 shares authorized, no shares issued and outstanding)	—	—
Common stock ($0.01 par value, 200,000,000 shares authorized, 118,125,652 and 118,855,201 shares issued, and 115,958,259 and 116,687,808 shares outstanding)	1.2	1.2
Treasury stock, at cost, (2,167,393 shares held in both periods)	(28.4)	(28.4)
Additional paid-in capital	1,718.3	1,726.4
Retained earnings (accumulated deficit)	161.6	(968.0)
Total Penn National stockholders’ equity	1,852.7	731.2
Non-controlling interest	(0.8)	—
Total stockholders’ equity	1,851.9	731.2
Total liabilities and stockholders’ equity	$14,194.5	$10,961.0
See accompanying notes to the Consolidated Financial Statements.

PENN NATIONAL GAMING, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	For the year ended December 31,
(in millions, except per share data)	2019	2018	2017
Revenues
Gaming	$4,268.7	$2,894.9	$2,692.0
Food, beverage, hotel and other	1,032.7	629.7	601.7
Management service and license fees	—	6.0	11.7
Reimbursable management costs	—	57.3	26.1
	5,301.4	3,587.9	3,331.5
Less: Promotional allowance	—	—	(183.5)
Total revenues	5,301.4	3,587.9	3,148.0
Operating expenses
Gaming	2,281.8	1,551.4	1,365.0
Food, beverage, hotel and other	672.7	439.3	421.8
General and administrative	1,187.7	618.9	514.5
Reimbursable management costs	—	57.3	26.1
Depreciation and amortization	414.2	269.0	267.1
Impairment losses	173.1	34.9	18.0
Provision for (recoveries on) loan loss and unfunded loan commitments	—	(17.0)	89.8
Total operating expenses	4,729.5	2,953.8	2,702.3
Operating income	571.9	634.1	445.7
Other income (expenses)
Interest expense, net	(534.2)	(538.4)	(463.2)
Income from unconsolidated affiliates	28.4	22.3	18.7
Loss on early extinguishment of debt	—	(21.0)	(24.0)
Other	20.0	(7.1)	(2.3)
Total other expenses	(485.8)	(544.2)	(470.8)
Income (loss) before income taxes	86.1	89.9	(25.1)
Income tax benefit (expense)	(43.0)	3.6	498.5
Net income	43.1	93.5	473.4
Less: Net loss attributable to non-controlling interest	0.8	—	—
Net income attributable to Penn National	$43.9	$93.5	$473.4

Earnings per common share
Basic earnings per common share	$0.38	$0.96	$5.21
Diluted earnings per common share	$0.37	$0.93	$5.07

Weighted-average basic shares outstanding	115.7	97.1	90.9
Weighted-average diluted shares outstanding	117.8	100.3	93.4
See accompanying notes to the Consolidated Financial Statements.

PENN NATIONAL GAMING, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the year ended December 31,
(in millions)	2019	2018	2017
Net income	$43.1	$93.5	$473.4
Other comprehensive income, net of tax:
Foreign currency translation adjustment during the period	—	—	3.2
Other comprehensive income	—	—	3.2
Total comprehensive income	43.1	93.5	476.6
Less: Comprehensive loss attributable to non-controlling interest	0.8	—	—
Comprehensive income attributable to Penn National	$43.9	$93.5	$476.6
See accompanying notes to the Consolidated Financial Statements.

PENN NATIONAL GAMING, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

	Preferred Stock		Common Stock		Treasury Stock	Additional Paid-In Capital	Retained Earnings (Accum- ulated Deficit)	Accum- ulated Other Compre- hensive Loss	Total Penn National Stock-holders’ Equity (Deficit)	Non-Controlling Interest	Total Stock-holders’ Equity (Deficit)
(in millions, except share data)	Shares	Amount	Shares	Amount
Balance as of January 1, 2017	—	$—	91,122,308	$0.9	$(28.4)	$1,014.1	$(1,525.3)	$(4.7)	$(543.4)	$—	$(543.4)
Share-based compensation arrangements	—	—	1,367,083	—	—	18.3	—	—	18.3	—	18.3
Foreign currency translation adjustment	—	—	—	—	—	—	—	3.2	3.2	—	3.2
Share repurchases	—	—	(1,264,149)	—	—	(24.8)	—	—	(24.8)	—	(24.8)
Net income	—	—	—	—	—	—	473.4	—	473.4	—	473.4
Balance as of December 31, 2017	—	—	91,225,242	0.9	(28.4)	1,007.6	(1,051.9)	(1.5)	(73.3)	—	(73.3)
Share-based compensation arrangements	—	—	1,466,625	—	—	19.4	—	—	19.4	—	19.4
Pinnacle Acquisition	—	—	26,295,439	0.3	—	749.4	—	—	749.7	—	749.7
Reclassification of accumulated other comprehensive loss to earnings upon termination of management contract	—	—	—	—	—	—	—	1.5	1.5	—	1.5
Cumulative-effect adjustment upon adoption of ASC 606	—	—	—	—	—	—	(9.6)	—	(9.6)	—	(9.6)
Share repurchases	—	—	(2,299,498)	—	—	(50.0)	—	—	(50.0)	—	(50.0)
Net income	—	—	—	—	—	—	93.5	—	93.5	—	93.5
Balance as of December 31, 2018	—	—	116,687,808	1.2	(28.4)	1,726.4	(968.0)	—	731.2	—	731.2
Share-based compensation arrangements	—	—	542,274	—	—	16.8	—	—	16.8	—	16.8
Cumulative-effect adjustment upon adoption of ASC 842	—	—	—	—	—	—	1,085.7	—	1,085.7	—	1,085.7
Share repurchases	—	—	(1,271,823)	—	—	(24.9)	—	—	(24.9)	—	(24.9)
Net income (loss)	—	—	—	—	—	—	43.9	—	43.9	(0.8)	43.1
Balance as of December 31, 2019	—	$—	115,958,259	$1.2	$(28.4)	$1,718.3	$161.6	$—	$1,852.7	$(0.8)	$1,851.9
See accompanying notes to the Consolidated Financial Statements.

PENN NATIONAL GAMING, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the year ended December 31,
(in millions)	2019	2018	2017
Operating activities
Net income	$43.1	$93.5	$473.4
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	414.2	269.0	267.1
Amortization of items charged to interest expense	7.7	6.4	7.0
Noncash operating lease expense	100.4	—	—
Change in fair value of contingent purchase price	7.0	0.5	(6.8)
Holding gain on equity securities	(19.9)	—	—
Loss on sale or disposal of property and equipment	5.5	3.2	0.2
Income from unconsolidated affiliates	(28.4)	(22.3)	(18.7)
Return on investment from unconsolidated affiliates	29.0	27.0	26.5
Deferred income taxes	21.1	(26.7)	(517.9)
Stock-based compensation	14.9	12.0	7.8
Impairment losses	173.1	34.9	18.0
Provision for (recoveries on) loan loss and unfunded loan commitments	—	(17.0)	89.8
Reclassification of accumulated other comprehensive loss to earnings upon termination of management contract	—	1.5	—
Loss on early extinguishment of debt	—	21.0	24.0
Changes in operating assets and liabilities, net of businesses acquired
Accounts receivable	27.0	(1.8)	(9.2)
Prepaid expenses and other current assets	9.7	13.3	(7.3)
Other assets	(2.3)	1.5	2.4
Accounts payable	4.4	(6.1)	(0.4)
Accrued expenses	(3.9)	(47.0)	55.2
Income taxes	(7.2)	(3.3)	20.4
Operating lease liabilities	(139.1)	—	—
Other current and long-term liabilities	47.6	(6.8)	46.3
Net cash provided by operating activities	703.9	352.8	477.8
Investing activities
Project capital expenditures	(25.1)	(2.9)	(25.1)
Maintenance capital expenditures	(165.5)	(89.7)	(74.2)
Consideration paid for acquisitions of businesses, net of cash acquired	(1,359.4)	(1,945.2)	(127.7)
Proceeds from sale-and-leaseback transactions in conjunction with acquisitions	961.1	—	—
Cash received for the sale of the Divested Properties and Belterra Park	—	661.7	—
Consideration paid for gaming licenses and other intangible assets	(11.7)	(81.6)	(1.6)
Acquisition of equity securities	(5.1)	—	—
Additional contributions from (to) joint ventures	(0.4)	18.9	(0.5)
Proceeds from sale of loan	—	15.2	—
Receipts applied against nonaccrual loan	—	0.5	8.2
Other	(1.4)	—	(0.7)
Net cash used in investing activities	(607.5)	(1,423.1)	(221.6)

	For the year ended December 31,
(in millions)	2019	2018	2017
Financing activities
Proceeds from revolving credit facility	412.0	201.0	256.4
Repayments on revolving credit facility	(384.0)	(89.0)	(447.4)
Proceeds from issuance of long-term debt	—	1,558.9	1,200.0
Principal payments on long-term debt	(46.6)	(482.5)	(1,127.5)
Prepayment penalties and modification payments incurred with debt refinancing	—	(11.3)	(18.0)
Debt issuance costs and debt discount	—	(27.3)	(25.6)
Payments of other long-term obligations	(15.4)	(15.7)	(35.4)
Principal payments on financing obligations	(51.6)	(67.4)	(57.8)
Principal payments on finance leases	(6.2)	—	—
Proceeds from the sale of real estate assets in conjunction with acquisitions	—	250.0	82.6
Proceeds from exercise of options	1.9	7.4	10.4
Repurchase of common stock	(24.9)	(50.0)	(24.8)
Payments of contingent purchase price	(3.9)	(4.1)	(19.6)
Proceeds from insurance financing	16.1	13.1	11.9
Payments on insurance financing	(19.4)	(11.0)	(12.2)
Other	(0.4)	—	—
Net cash provided by (used in) financing activities	(122.4)	1,272.1	(207.0)
Change in cash, cash equivalents, and restricted cash	(26.0)	201.8	49.2
Cash, cash equivalents and restricted cash at the beginning of the year	481.2	279.4	230.2
Cash, cash equivalents and restricted cash at the end of the year	$455.2	$481.2	$279.4

	For the year ended December 31,
(in millions)	2019	2018	2017
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$437.4	$479.6	$277.9
Restricted cash included in Other current assets	15.5	—	—
Restricted cash included in Other assets	2.3	1.6	1.5
Total cash, cash equivalents and restricted cash	$455.2	$481.2	$279.4

Supplemental disclosure:
Cash paid for interest, net of amounts capitalized	$528.1	$530.4	$452.8
Cash payments (refunds) related to income taxes, net	$21.8	$24.4	$(43.1)

Non-cash investing activities:
Commencement of operating leases	$713.5	$—	$—
Commencement of finance leases	$4.6	$—	$—
Accrued capital expenditures	$12.6	$7.7	$1.9
Acquisition of equity securities	$16.1	$—	$—
Accrued advances to Jamul Tribe	$—	$—	$2.5
See accompanying notes to the Consolidated Financial Statements.

PENN NATIONAL GAMING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Organization and Basis of Presentation
Organization: Penn National Gaming, Inc., together with its subsidiaries, is a leading, diversified, multi-jurisdictional owner and manager of gaming and racing properties and video gaming terminal (“VGT”) operations. We currently offer live sports betting at our properties in Indiana, Iowa, Mississippi, Nevada, Pennsylvania and West Virginia. We operate an interactive gaming (“iGaming”) division through our subsidiary, Penn Interactive Ventures, LLC (“Penn Interactive”), which recently launched an online casino in Pennsylvania through our HollywoodCasino.com gaming platform and entered into multi-year agreements with leading sports betting operators for online sports betting and iGaming market access across our portfolio of properties. Our MYCHOICE® customer loyalty program (the “mychoice program”) provides its members with various benefits, including complimentary goods and/or services. References herein to “Penn National,” the “Company,” “we,” “our,” or “us” refer to Penn National Gaming, Inc. and its subsidiaries, except where stated or the context otherwise indicates.
As of December 31, 2019, we owned, managed, or had ownership interests in 41 properties in 19 states. The majority of the real estate assets (i.e., land and buildings) used in the Company’s operations are subject to triple net master leases; the most significant of which are the Penn Master Lease and the Pinnacle Master Lease (as such terms are defined in Note 11, “Leases,” and collectively referred to as the “Master Leases”), with Gaming and Leisure Properties, Inc. (NASDAQ: GLPI) (“GLPI”), a real estate investment trust (“REIT”).
In May 2019, we acquired Greektown Casino-Hotel (“Greektown”) in Detroit, Michigan, subject to a triple net lease with VICI Properties Inc. (NYSE: VICI) (“VICI” and collectively with GLPI, our “REIT Landlords”) (the “Greektown Lease”) and, in January 2019, we acquired Margaritaville Casino Resort (“Margaritaville”) in Bossier City, Louisiana, subject to a triple net lease with VICI (the “Margaritaville Lease” and collectively with the Master Leases, the Greektown Lease and the Meadows Lease (as defined in Note 3, “New Accounting Pronouncements”), the “Triple Net Leases”). In October 2018, the Company completed the acquisition of Pinnacle Entertainment, Inc. (“Pinnacle”), a leading regional gaming operator (the “Pinnacle Acquisition”), which added 12 gaming properties to our holdings. For more information on our acquisitions, see Note 5, “Acquisitions and Other Investments.”
Basis of Presentation: The Consolidated Financial Statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and with the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”).

Note 2—Significant Accounting Policies
Principles of Consolidation: The Consolidated Financial Statements include the accounts of Penn National Gaming, Inc. and its subsidiaries. Investments in and advances to unconsolidated affiliates that do not meet the consolidation criteria of the authoritative guidance for voting interest entities (“VOEs”) or variable interest entities (“VIEs”) are accounted for under the equity method. All intercompany accounts and transactions have been eliminated in consolidation.
Use of Estimates: The preparation of Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect (i) the reported amounts of assets and liabilities, (ii) the disclosure of contingent assets and liabilities at the date of the Consolidated Financial Statements, and (iii) the reported amounts of revenues and expenses during the reporting period. Estimates used by us include, among other things, the useful lives for depreciable and amortizable assets, the allowance for doubtful accounts receivable, income tax provisions, the evaluation of the future realization of deferred tax assets, determining the adequacy of reserves for self-insured liabilities, the liabilities associated with our mychoice program, the initial measurements of financing obligations associated with the Master Leases, projected cash flows in assessing the recoverability of long-lived assets, asset impairments, goodwill and other intangible assets, projected cash flows in assessing the initial valuation of intangible assets in conjunction with acquisitions, the initial selection of useful lives for depreciable and amortizable assets in conjunction with acquisitions, contingencies and litigation, and stock-based compensation expense. Actual results may differ from those estimates.

Segment Information: We view each of our gaming and racing properties as an operating segment with the exception of our two properties in Jackpot, Nevada, which we view as one operating segment. We consider our combined VGT operations, by state, to be separate operating segments. See Note 17, “Segment Information,” for further information. For financial reporting purposes, we aggregate our operating segments into the following four reportable segments:

	Location	Real Estate Assets Lease or Ownership Structure
Northeast segment
Ameristar East Chicago	East Chicago, Indiana	Pinnacle Master Lease
Greektown Casino-Hotel (1)	Detroit, Michigan	Greektown Lease
Hollywood Casino Bangor	Bangor, Maine	Penn Master Lease
Hollywood Casino at Charles Town Races	Charles Town, West Virginia	Penn Master Lease
Hollywood Casino Columbus	Columbus, Ohio	Penn Master Lease
Hollywood Casino Lawrenceburg	Lawrenceburg, Indiana	Penn Master Lease
Hollywood Casino at Penn National Race Course	Grantville, Pennsylvania	Penn Master Lease
Hollywood Casino Toledo	Toledo, Ohio	Penn Master Lease
Hollywood Gaming at Dayton Raceway	Dayton, Ohio	Penn Master Lease
Hollywood Gaming at Mahoning Valley Race Course	Youngstown, Ohio	Penn Master Lease
Marquee by Penn (2)	Pennsylvania	N/A
Meadows Racetrack and Casino	Washington, Pennsylvania	Meadows Lease
Plainridge Park Casino	Plainville, Massachusetts	Pinnacle Master Lease

South segment (3)
1st Jackpot Casino	Tunica, Mississippi	Penn Master Lease
Ameristar Vicksburg	Vicksburg, Mississippi	Pinnacle Master Lease
Boomtown Biloxi	Biloxi, Mississippi	Penn Master Lease
Boomtown Bossier City	Bossier City, Louisiana	Pinnacle Master Lease
Boomtown New Orleans	New Orleans, Louisiana	Pinnacle Master Lease
Hollywood Casino Gulf Coast	Bay St. Louis, Mississippi	Penn Master Lease
Hollywood Casino Tunica	Tunica, Mississippi	Penn Master Lease
L’Auberge Baton Rouge	Baton Rouge, Louisiana	Pinnacle Master Lease
L’Auberge Lake Charles	Lake Charles, Louisiana	Pinnacle Master Lease
Margaritaville Resort Casino (4)	Bossier City, Louisiana	Margaritaville Lease

West segment
Ameristar Black Hawk	Black Hawk, Colorado	Pinnacle Master Lease
Cactus Petes and Horseshu	Jackpot, Nevada	Pinnacle Master Lease
M Resort	Henderson, Nevada	Penn Master Lease
Tropicana Las Vegas	Las Vegas, Nevada	Owned
Zia Park Casino	Hobbs, New Mexico	Penn Master Lease

Midwest segment
Ameristar Council Bluffs	Council Bluffs, Iowa	Pinnacle Master Lease
Argosy Casino Alton (5)	Alton, Illinois	Penn Master Lease
Argosy Casino Riverside	Riverside, Missouri	Penn Master Lease
Hollywood Casino Aurora	Aurora, Illinois	Penn Master Lease
Hollywood Casino Joliet	Joliet, Illinois	Penn Master Lease
Hollywood Casino at Kansas Speedway (6)	Kansas City, Kansas	Owned - JV
Hollywood Casino St. Louis	Maryland Heights, Missouri	Penn Master Lease
Prairie State Gaming (2)	Illinois	N/A
River City Casino	St. Louis, Missouri	Pinnacle Master Lease

(1)	Acquired on May 23, 2019

(2)	VGT route operations

(3)	Resorts Casino Tunica ceased operations on June 30, 2019, but remains subject to the Penn Master Lease.

(4)	Acquired on January 1, 2019

(5)	The riverboat is owned by us and not subject to the Penn Master Lease.

(6)
Pursuant to a joint venture (“JV”) with International Speedway Corporation (“International Speedway”) and includes the Company’s 50% investment in Kansas Entertainment, LLC (“Kansas Entertainment”), which owns Hollywood Casino at Kansas Speedway.

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
The Company’s receivables as of December 31, 2019 and 2018 primarily consisted of the following:

	December 31,
(in millions)	2019	2018
Markers issued to customers	$22.9	$17.2
Credit card receivables and other advances to customers	16.5	20.9
Receivables from ATM and cash kiosk transactions	14.4	19.2
Hotel and banquet receivables	6.5	8.1
Racing settlements	6.6	6.1
Receivables due from platform providers for social casino games	3.3	2.3
Other	26.2	36.2
Allowance for doubtful accounts	(7.7)	(3.2)
Accounts receivable, net	$88.7	$106.8

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
Property and Equipment: Property and equipment are stated at cost, less accumulated depreciation. Capital expenditures are accounted for as either project capital or maintenance (replacement) capital expenditures. Project capital expenditures are for fixed asset additions that expand an existing facility or create a new facility. Maintenance capital expenditures are expenditures to replace existing fixed assets with a useful life greater than one year that are obsolete, worn out or no longer cost-effective to repair. Maintenance and repairs that neither add materially to the value of the asset nor appreciably prolong its useful life are charged to expense as incurred. Gains or losses on the disposal of property and equipment are included in the determination of income.
The estimated useful lives of property and equipment are determined based on the nature of the assets as well as the Company’s current operating strategy. Depreciation of property and equipment is recorded using the straight-line method over the shorter of the estimated useful life of the asset or the related lease term, if any, as follows:

Years
Land improvements	15
Buildings and improvements	5 to 31
Vessels	10 to 35
Furniture, fixtures and equipment	3 to 31

All costs funded by the Company considered to be an improvement to the real estate assets subject to any of our Triple Net Leases are recorded as leasehold improvements. Leasehold improvements are depreciated over the shorter of the estimated useful life of the improvement or the related lease term.
The Company reviews the carrying amount of its property and equipment for possible impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable based on undiscounted estimated future cash flows expected to result from its use and eventual disposition. The factors considered by the Company in performing this assessment include current operating results, trends and prospects, as well as the effect of obsolescence, demand, competition and other regulatory and economic factors. For purposes of recognizing and measuring impairment, assets are grouped at the individual property level representing the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets. In assessing the recoverability of the carrying amount of property and equipment, we must make assumptions regarding future cash flows and other factors. If these estimates or the related assumptions change in the future, we may be required to record an impairment loss for these assets. Such an impairment loss would be recognized as a non-cash component of operating income. See Note 7, “Property and Equipment.”
Goodwill and Other Intangible Assets: Goodwill represents the future economic benefits of a business combination measured as the excess of the purchase price over the fair value of net assets acquired and has been allocated to our reporting units. Goodwill is tested annually, or more frequently if indicators of impairment exist. For the quantitative goodwill impairment test, an income approach, in which a discounted cash flow (“DCF”) model is utilized, and a market-based approach using guideline public company multiples of earnings before interest, taxes, depreciation, and amortization (“EBITDA”) from the Company’s peer group are utilized in order to estimate the fair market value of the Company’s reporting units. In determining the carrying amount of each reporting unit that utilizes real estate assets subject to the Triple Net Leases, if and as applicable, (i) the Company allocates each reporting unit their pro-rata portion of the right-of-use (“ROU”) assets, lease liabilities, and/or financing obligations, and (ii) pushes down the carrying amount of the property and equipment subject to such leases. The Company compares the fair value of its reporting units to the carrying amounts. If the carrying amount of the reporting unit exceeds the fair value, an impairment is recorded equal to the amount of the excess (not to exceed the amount of goodwill allocated to the reporting unit).
We consider our gaming licenses, trademarks, and certain other intangible assets to be indefinite-lived based on our future expectations to operate our gaming properties indefinitely as well as our historical experience in renewing these intangible assets at minimal cost with various state commissions. Indefinite-lived intangible assets are tested annually for impairment, or more frequently if indicators of impairment exist, by comparing the fair value of the recorded assets to their carrying amount. If the carrying amounts of the indefinite-lived intangible assets exceed their fair value, an impairment is recognized. The Company completes its testing of its indefinite-lived intangible assets prior to assessing the realizability of its goodwill.
The Company assesses the fair value of its gaming licenses using the Greenfield Method under the income approach, which estimates the fair value using a DCF model assuming the Company built a casino with similar utility to that of the existing casino. The method assumes a theoretical start-up company going into business without any assets other than the intangible asset being valued. The Company assesses the fair value of its trademarks using the relief-from-royalty method under the income approach. The principle behind this method is that the value of the trademark is equal to the present value of the after-tax royalty savings attributable to the owned trademark.
Our annual goodwill and other indefinite-lived intangible assets impairment test is performed on October 1st of each year. Once an impairment of goodwill or other intangible asset has been recorded, it cannot be reversed. Other intangible assets that have a definite-life are amortized on a straight-line basis over their estimated useful lives or related service contract. The Company reviews the carrying amount of its amortizing intangible assets for possible impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. If the carrying amount of the amortizing intangible assets exceed their fair value, an impairment loss is recognized. See Note 8, “Goodwill and Other Intangible Assets.”
Equity Securities: The Company’s equity securities (including warrants) are measured at fair value each reporting period with unrealized holding gains and losses included in current period earnings. During the year ended December 31, 2019, the Company recognized a holding gain of $19.9 million related to equity securities held as of December 31, 2019, which is included in “Other,” as reported in “Other income (expenses)” within our Consolidated Statements of Income.
Financing Obligations: Subsequent to the adoption of Accounting Standards Codification (“ASC”) Topic 842, “Leases” (“ASC 842”) on January 1, 2019, certain of the components contained within our Master Leases (primarily buildings) are accounted for as financing obligations, rather than leases. Prior to the adoption of ASC 842, our Master Leases, in their entirety, were accounted for as financing obligations. See Note 3, “New Accounting Pronouncements,” for a discussion of the impact of ASC 842 on our Consolidated Financial Statements.
On November 1, 2013, the Company spun-off its real estate assets into GLPI (the “Spin-Off”) and entered into the Penn Master Lease. This transaction did not meet all of the requirements for sale-leaseback accounting treatment under ASC Topic 840, “Leases,” (“ASC 840”); specifically, the Penn Master Lease contains provisions that indicate the Company has prohibited forms of continuing involvement in the leased assets, which are not a normal leaseback. Accordingly, at lease inception, we calculated a financing obligation based on the future minimum lease payments discounted at our estimated incremental borrowing rate at lease inception over the lease term of 35 years, which was determined to be 9.7%. The lease term included renewal options that were reasonably assured of being exercised and the funded construction of certain leased assets in development at the commencement of the Penn Master Lease.
On October 15, 2018, in connection with the Pinnacle Acquisition, we assumed the Pinnacle Master Lease. Within a business combination, an arrangement that previously did not meet all of the requirements for sale-leaseback accounting treatment (and is accounted for as a financing obligation by the acquiree) retains its classification as a financing obligation on the acquiring entity’s consolidated balance sheets at the business combination date. As of the date of acquisition, we calculated the financing obligation based on the future minimum lease payments discounted at a rate determined to be fair value at the business combination date, which was determined to be 7.3%, over the remaining lease term of 32.5 years. The remaining lease term included renewal options that were reasonably assured of being exercised. Furthermore, in conjunction with the Pinnacle Acquisition, GLPI acquired the real estate assets associated with Plainridge Park Casino and leased back such assets to the Company pursuant to an amendment to the Pinnacle Master Lease (the “Plainridge Park Casino Sale-Leaseback”). The effective yield used to determine the financing obligation associated with the Plainridge Park Casino Sale-Leaseback was 9.6%.
Subsequent to the adoption of ASC 842, minimum lease payments under our Master Lease are allocated between components that continue to be financing obligations (primarily buildings) and operating lease components (primarily land). Minimum lease payments related to financing obligations are recorded to interest expense and, in part, as repayments of principal reducing the associated financing obligations. Contingent payments are recorded as interest expense as incurred. The real estate assets subject to the Master Leases and which are accounted for as failed sales, are included in “Property and equipment, net” within the Company’s Consolidated Balance Sheets and are depreciated over the shorter of their remaining useful lives or lease term. Principal payments associated with financing obligations are presented as financing cash outflows and interest payments associated with financing obligations are presented as operating cash outflows within our Consolidated Statements of Cash Flows. For more information, see Note 7, “Property and Equipment,” and Note 11, “Leases.”
Operating and Finance Leases: The Company determines if a contract is or contains a leasing element at contract inception or the date in which a modification of an existing contract occurs. In order for a contract to be considered a lease, the contract must transfer the right to control the use of an identified asset for a period of time in exchange for consideration. Control is determined to have occurred if the lessee has the right to (i) obtain substantially all of the economic benefits from the use of the identified asset throughout the period of use and (ii) direct the use of the identified asset.
Upon adoption of ASC 842, we elected the following policies: (a) to account for lease and non-lease components as a single component for all classes of underlying assets and (b) to not recognize short-term leases (i.e., leases that are less than 12 months and do not contain purchase options) within the Consolidated Balance Sheets, with the expense related to these short-term leases recorded in total operating expenses within the Consolidated Statements of Income.
The Company has leasing arrangements that contain both lease and non-lease components. We account for both the lease and non-lease components as a single component for all classes of underlying assets. In determining the present value of lease payments at lease commencement date, the Company utilizes its incremental borrowing rate based on the information available, unless the rate implicit in the lease is readily determinable. The liability for operating and finance leases is based on the present value of future lease payments. Operating lease expenses are recorded as rent expense, which is included within general and administrative expense, within the Consolidated Statements of Income and presented as operating cash outflows within the Consolidated Statements of Cash Flows. Finance lease expenses are recorded as amortization expense, which is included within depreciation and amortization expense within the Consolidated Statements of Income and interest expense over the lease term. Principal payments associated with finance leases are presented as financing cash outflows and interest payments associated with finance leases are presented as operating cash outflows within our Consolidated Statements of Cash Flows.
Debt Discount and Debt Issuance Costs: Debt issuance costs that are incurred by the Company in connection with the issuance of debt are deferred and amortized to interest expense using the effective interest method over the contractual term of the underlying indebtedness. These costs are classified as a direct reduction of long-term debt within the Company’s Consolidated Balance Sheets.
Self-Insurance Reserves: The Company is self-insured for employee health coverage, general liability and workers’ compensation up to certain stop-loss amounts (for general liability and workers’ compensation). We use a reserve method for each reported claim plus an allowance for claims incurred but not yet reported to a fully-developed claims reserve method based on an actuarial computation of ultimate liability. Self-insurance reserves are included in “Accrued expenses and other current liabilities” within the Company’s Consolidated Balance Sheets.
Contingent Purchase Price: The consideration for the Company’s acquisitions may include future payments that are contingent upon the occurrence of a particular event. We record an obligation for such contingent payments at fair value as of the acquisition date. We revalue our contingent purchase price obligations each reporting period. Changes in the fair value of the contingent purchase price obligation can result from changes to one or multiple inputs, including adjustments to the discount rate and changes in the assumed probabilities of successful achievement of certain financial targets. The changes in the fair value of contingent purchase price are recognized within our Consolidated Statements of Income as a component of “General and administrative” expense.
Income Taxes: Under ASC Topic 740, “Income Taxes” (“ASC 740”), deferred tax assets and liabilities are determined based on the differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities and are measured at the prevailing enacted tax rates that will be in effect when these differences are settled or realized. ASC 740 also requires that deferred tax assets be reduced by a valuation allowance if it is more-likely-than-not that some portion or all of the deferred tax assets will not be realized.
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
ASC 740 also creates a single model to address uncertainty in tax positions and clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in an enterprise’s financial statements. It also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. See Note 13, “Income Taxes.”
Revenue Recognition: Our revenue from contracts with customers consists of gaming wagers, food and beverage transactions, retail transactions, hotel room sales, racing wagers, sports betting wagers, and management services related to the management of external casinos and reimbursable costs associated with management contracts. In May 2018, our management contract was terminated for Hollywood Casino-Jamul San Diego, which is located in San Diego, California. In addition, our management contract was terminated for Casino Rama, which is located in Ontario, Canada, in July 2018. See Note 4, “Revenue Disaggregation,” for information on our revenue by type and geographic location.
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
Gaming revenue contracts involve two performance obligations for those customers earning points under our mychoice program and a single performance obligation for customers that do not participate in the mychoice program. The Company applies a practical expedient by accounting for its gaming contracts on a portfolio basis as opposed to an individual wagering contract. For purposes of allocating the transaction price in a gaming contract between the wagering performance obligation and the obligation associated with the loyalty points earned, we allocate an amount to the loyalty point contract liability based on the standalone selling price (“SSP”) of the points earned, which is determined by the value of a point that can be redeemed for slot play and complimentaries; such as, food and beverage at our restaurants, lodging at our hotels and products offered at our retail stores, less estimated breakage. The allocated revenue for gaming wagers is recognized when the wagering occurs as all such wagers settle immediately. The liability associated with the loyalty points is deferred and recognized as revenue when the customer redeems the loyalty points for slot play and complimentaries and such goods and services are delivered to the customer.
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
Racing revenue contracts, inclusive of our (i) host racing facilities, (ii) import arrangements that permit us to simulcast in live racing events occurring at other racetracks, and (iii) export arrangements that permit our live racing events to be simulcast at other racetracks, provide access to and the processing of wagers into the pari-mutuel pool. The Company has concluded it is not the controlling entity to the arrangement, but rather functions as an agent to the pari-mutuel pool. Commissions earned from the pari-mutuel pool less contractual fees and obligations are recognized on a net basis, which is included within food, beverage, hotel and other revenues.
Management services have been determined to be separate, standalone performance obligations and the transaction price for such contracts was recorded as services were performed. The Company recorded revenues on a monthly basis calculated by applying the contractual rate called for in the contracts.
Penn Interactive generates in-app purchase and advertising revenues from free-to-play social casino games, which can be downloaded to mobile phones and tablets from digital storefronts. Players can purchase virtual playing credits within our social casino games, which allows for increased playing opportunities and functionality. Penn Interactive records deferred revenue from the sale of virtual playing credits and recognizes this revenue over the average redemption period of the credits, which is approximately three days. Advertising revenues are recognized in the period when the advertising impression, click or install delivery occurs. Penn Interactive also generates revenue through revenue-sharing arrangements with third-party content providers whereby revenues are recognized on a net basis since Penn Interactive is not the controlling entity in the arrangement.
Complimentaries associated with Gaming Contracts
Food and beverage, hotel, and other services furnished to patrons for free as an inducement to gamble or through the redemption of our customers’ loyalty points are recorded as food and beverage, hotel, and other revenues, at their estimated SSPs with an offset recorded as a reduction to gaming revenues. The cost of providing complimentary goods and services to patrons as an inducement to gamble as well as for the fulfillment of our loyalty point obligation is included in food, beverage, hotel, and other expenses. Revenues recorded to food and beverage, hotel, and other and offset to gaming revenues were as follows:

	For the year ended December 31,
(in millions)	2019	2018
Food and beverage	$261.4	$137.2
Hotel	159.6	60.8
Other	17.6	8.1
Total complimentaries associated with gaming contracts	$438.6	$206.1

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
Our mychoice program allows members to utilize their reward membership cards to earn loyalty points that are redeemable for slot play and complimentaries, such as food and beverage at our restaurants, lodging at our hotels and products offered at our retail stores across the vast majority of our properties. In addition, members of the mychoice program earn credit toward tier status, which entitles them to receive certain other benefits, such as gifts.
The Company accounts for the obligation associated with our mychoice program utilizing a deferred revenue model, which defers revenue at the point in time when the loyalty points and tier status benefits are earned by our customers. Deferred revenue associated with the mychoice program is recognized at the point-in-time when the loyalty points are redeemed by our customers or at the point-in-time when our customers receive the tier status benefits. The obligation associated with our mychoice program is based on the estimated SSP of the loyalty points and the tier status benefits earned after factoring in the likelihood of redemption. The obligation associated with our mychoice program, which is included in “Accrued expenses and other current liabilities” within our Consolidated Balance Sheets, was $36.2 million and $39.9 million as of December 31, 2019 and 2018, respectively, and consisted principally of the obligation associated with the loyalty points. Our loyalty point obligations are generally settled within six months of issuance. Changes between the opening and closing balances primarily relate to the timing of our customers’ election to redeem loyalty points as well as the timing of when our customers receive their earned tier status benefits.
The Company’s advance payments on goods and services yet to be provided and for unpaid wagers primarily consist of the following: (i) deposits on rooms and convention space, (ii) money deposited on behalf of a customer in advance of their property visit (referred to as “safekeeping” or “front money”), (iii) outstanding tickets generated by slot machine play or pari-mutuel wagering, (iv) outstanding chip liabilities, (v) unclaimed jackpots, and (vi) gift cards redeemable at our properties. Advance payments on goods and services are recognized as revenue when the good or service is transferred to the customer. Unpaid wagers primarily relate to the Company’s obligation to settle outstanding slot tickets, pari-mutuel racing tickets and gaming chips with customers and generally represent obligations stemming from prior wagering events, of which revenue was previously recognized. The Company’s advance payments on goods and services yet to be provided and for unpaid wagers were $42.2 million and $34.3 million as of December 31, 2019 and 2018, respectively, of which $0.6 million and $0.7 million were classified as long-term, respectively. The current portion and long-term portion of our advance payments on goods and services yet to be provided and for unpaid wagers are included in “Accrued expenses and other current liabilities” and “Other long-term liabilities” within our Consolidated Balance Sheets, respectively.
During the third quarter of 2019, Penn Interactive entered into multi-year agreements with sports betting operators for online sports betting and related iGaming market access across the Company’s portfolio, of which we received cash and equity securities, including ordinary shares and warrants, specific to three operator agreements. During the fourth quarter of 2019, certain of the operations contemplated by these agreements commenced, resulting in the recognition of $0.6 million of revenue during the year ended December 31, 2019. Deferred revenue associated with third-party sports betting operators for online sports betting and related iGaming market access as of December 31, 2019 was $43.6 million, which is included in “Other long-term liabilities” within our Consolidated Balance Sheets.
Gaming and Racing Taxes: We are subject to gaming and pari-mutuel taxes based on gross gaming revenue and pari-mutuel revenue in the jurisdictions in which we operate. The Company primarily recognizes gaming and pari-mutuel tax expense based on the statutorily required percentage of revenue that is required to be paid to state and local jurisdictions in the states where or in which wagering occurs. For the years ended December 31, 2019, 2018 and 2017, these expenses, which were recorded primarily in gaming expense within the Consolidated Statements of Income, were $1,590.0 million, $1,102.3 million, and $983.3 million, respectively.
Stock-Based Compensation: The cost of employee services received in exchange for an award of equity instruments is based on the grant-date fair value of the award and the expense is recognized ratably over the requisite service period. The Company accounts for forfeitures in the period in which they occur based on actual amounts. The fair value of stock options is estimated at the grant date using the Black-Scholes option-pricing model, which requires us to make assumptions, including the expected term, which is based on the contractual term of the stock option and historical exercise data of the Company’s employees; the risk-free interest rate, which is based on the U.S. Treasury spot rate with a term equal to the expected term assumed at the grant date; the expected volatility, which is estimated based on the historical volatility of the Company’s stock price over the expected term assumed at the grant date; and the expected dividend yield, which is zero since we have not historically paid dividends. See Note 15, “Stock-based Compensation.”
Earnings Per Share: Basic earnings per share (“EPS”) is computed by dividing net income attributable to Penn National by the weighted-average number of common shares outstanding during the period. Diluted EPS reflects the additional dilution for all potentially-dilutive securities such as stock options and unvested restricted stock awards. See Note 16, “Earnings per Share.”
Application of Business Combination Accounting: We utilize the acquisition method of accounting in accordance with ASC Topic 805, “Business Combinations,” which requires us to allocate the purchase price to tangible and identifiable intangible assets based on their fair values. The excess of the purchase price over the fair value ascribed to tangible and identifiable intangible assets is recorded as goodwill. If the fair value ascribed to tangible and identifiable intangible assets changes during the measurement period (due to additional information being available and related Company analysis), the measurement period adjustment is recognized in the reporting period in which the adjustment amount is determined and offset against goodwill. The measurement period for our acquisitions are no more than one year in duration. See Note 5, “Acquisitions and Other Investments.”
Voting Interest Entities and Variable Interest Entities: The Company consolidates all subsidiaries or other entities in which it has a controlling financial interest. The consolidation guidance requires an analysis to determine if an entity should be evaluated for consolidation using the VOE model or the VIE model. Under the VOE model, controlling financial interest is generally defined as a majority ownership of voting rights. Under the VIE model, controlling financial interest is defined as (i) the power to direct activities that most significantly impact the economic performance of the entity and (ii) the obligation to absorb losses of or the right to receive benefits from the entity that could potentially be significant to the entity. For those entities that qualify as a VIE, the primary beneficiary is generally defined as the party who has a controlling financial interest in the VIE. The Company consolidates the financial position and results of operations of every VOE in which it has a controlling financial interest and VIEs in which it is considered to be the primary beneficiary. See Note 6, “Investments in and Advances to Unconsolidated Affiliates.”

Note 3—New Accounting Pronouncements
Accounting Pronouncements Implemented in 2019
On January 1, 2019, the Company adopted ASC 842, and all the related amendments (the “new lease standard”) using the modified retrospective method with an effective date of January 1, 2019 (the “adoption date”) and a cumulative-effect adjustment to retained earnings. The core principle of ASC 842 is that a lessee should recognize on the balance sheet the lease assets and lease liabilities that arise from all lease arrangements with terms greater than 12 months. The comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods. As part of the adoption, the Company elected to utilize the package of practical expedients included in this guidance, which permitted the Company to not reassess (i) whether any expired or existing contracts contain leases; (ii) the lease classification for any expired or existing leases; and (iii) the initial direct costs for existing leases.
Master Leases
The most significant impact of the adoption of the new lease standard relates to the accounting for our Master Leases with GLPI. Under previous GAAP, as contained within ASC 840, the Company concluded that (i) the Penn Master Lease and (ii) the Pinnacle Master Lease to each be a failed sale-leaseback transaction resulting in (a) the land and building assets associated with the Master Leases to be recognized in “Property and equipment, net” within the Consolidated Balance Sheets, (b) the recognition of a financing obligation, with the associated interest recorded to “Interest expense, net” within the Consolidated Statements of Income, and (c) the contingent rentals to be recorded as additional interest expense. Under the provisions of the new lease standard, the Company was required to evaluate its existing sale-leaseback transactions with GLPI to determine whether a sale had occurred, and if a sale had occurred, to determine the classification (operating or finance) of each component contained within each of the Master Leases.
Lease components contained within each of the Master Leases that were determined to be operating leases (consisting primarily of the land components) at the adoption date resulted in (i) the derecognition of the existing financing obligation and the carrying amount of the property and equipment with an adjustment to the opening balance of retained earnings and (ii) the recognition of an operating lease liability and an operating lease ROU asset.
Lease components contained within each of the Master Leases that were determined to continue to be financing obligations (consisting primarily of the building components) at the adoption date resulted in (i) the continued recognition of the leased assets in “Property and equipment, net” within our Consolidated Balance Sheets and (ii) the continued recognition of the financing obligation utilizing assumptions as determined (a) at the lease commencement date with respect to the Penn Master Lease or (b) at the acquisition date with respect to the Pinnacle Master Lease.
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
Operating Leases, inclusive of the Meadows Lease
The adoption of the new lease standard required us to recognize ROU assets and lease liabilities that had not previously been recorded within the Consolidated Balance Sheets. Upon adoption, the lease liability for operating leases was based on the present value of future lease payments and the ROU asset for operating leases was based on the operating lease liability adjusted for the reclassification of certain balance sheet amounts, such as deferred rent. Under ASC 842, deferred and prepaid rent are no longer presented separately. Leases that are short-term in nature are not recognized as ROU assets within the

Consolidated Balance Sheets, but are recognized as an expense (recorded within total operating expenses) within the Consolidated Statements of Income.
The impact of the adoption of the new lease standard on our Consolidated Balance Sheets at January 1, 2019 was as follows (only financial statement line items impacted are presented):

		Impacts of:
(in millions)	As Reported as of December 31, 2018	Financing Obligations - Master Leases (1)	Finance Leases - Dayton and Mahoning Valley	Operating Leases - Master Leases (2)	Operating Lease - Meadows (3)	Other Operating Leases - Non-Master Leases	As Adjusted for ASC 842	Increase/(Decrease)
Assets
Current assets
Prepaid expenses	$63.0	$—	$—	$—	$—	$(1.0)	$62.0	$(1.0)
Total current assets	$677.6	$—	$—	$—	$—	$(1.0)	$676.6	$(1.0)
Property and equipment, net (4)	$6,868.8	$—	$(164.3)	$(1,407.4)	$—	$—	$5,297.1	$(1,571.7)
Goodwill	$1,228.4	$5.5	$—	$—	$—	$—	$1,233.9	$5.5
Operating lease right-of-use assets (5)	$—	$—	$—	$3,541.2	$112.8	$152.5	$3,806.5	$3,806.5
Finance lease right-of-use assets (6)	$—	$—	$224.5	$—	$—	$—	$224.5	$224.5
Total assets	$10,961.0	$5.5	$60.2	$2,133.8	$112.8	$151.5	$13,424.8	$2,463.8

Liabilities
Current liabilities
Current portion of financing obligations (7)	$67.8	$—	$(1.5)	$(16.2)	$—	$—	$50.1	$(17.7)
Current portion of operating lease liabilities (5)	$—	$—	$—	$72.9	$20.5	$8.9	$102.3	$102.3
Current portion of finance lease liabilities (6)	$—	$—	$5.8	$—	$—	$—	$5.8	$5.8
Accrued expenses and other current liabilities	$578.0	$—	$—	$—	$—	$(0.5)	$577.5	$(0.5)
Total current liabilities	$738.4	$—	$4.3	$56.7	$20.5	$8.4	$828.3	$89.9
Long-term portion of financing obligations (7)	$7,080.6	$5.5	$(181.3)	$(2,760.6)	$—	$—	$4,144.2	$(2,936.4)
Long-term portion of operating lease liabilities (5)	$—	$—	$—	$3,467.1	$92.3	$145.0	$3,704.4	$3,704.4
Long-term portion of finance lease liabilities (6)	$—	$—	$218.3	$—	$—	$—	$218.3	$218.3
Deferred income taxes (8)	$—	$—	$4.3	$299.5	$—	$—	$303.8	$303.8
Other long-term liabilities	$60.7	$—	$—	$—	$—	$(1.9)	$58.8	$(1.9)
Total liabilities	$10,229.8	$5.5	$45.6	$1,062.7	$112.8	$151.5	$11,607.9	$1,378.1
Stockholders’ equity
Retained earnings (accumulated deficit)	$(968.0)	$—	$14.6	$1,071.1	$—	$—	$117.7	$1,085.7
Total Penn National stockholders’ equity	$731.2	$—	$14.6	$1,071.1	$—	$—	$1,816.9	$1,085.7
Total stockholders’ equity	$731.2	$—	$14.6	$1,071.1	$—	$—	$1,816.9	$1,085.7
Total liabilities and stockholders’ equity	$10,961.0	$5.5	$60.2	$2,133.8	$112.8	$151.5	$13,424.8	$2,463.8

(1)
During the first quarter of 2019, the Company identified an adjustment to the purchase price allocation associated with the Pinnacle Acquisition. The purchase price adjustment increased the financing obligation upon the adoption of the new lease standard, resulting in an increase to goodwill (see Note 5, “Acquisitions and Other Investments”).

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

(8)	Represents the tax impacts related to the adoption of the new lease standard. See Note 13, “Income Taxes.”

Accounting Pronouncements to be Implemented in 2020
In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurements of Credit Losses on Financial Instruments” (“ASU 2016-13”), which sets forth a “current expected credit loss” (referred to as “CECL”) model which requires the Company to measure all expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions, and reasonable supportable forecasts. This replaces the existing incurred loss model and is applicable to the measurement of credit losses on financial assets measured at amortized cost and applies to some off-balance sheet credit exposures. ASU 2016-13 is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years, and must be applied through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. Although we are still finalizing our assessment of the impact of the adoption of ASU 2016-13, which is effective January 1, 2020, we currently do not expect it to have a material impact on our Consolidated Financial Statements.
In August 2018, the FASB issued ASU No. 2018-15, “Customer’s Accounting for Implementation Cost Incurred in a Cloud Computing Arrangement That Is a Service Contract” (“ASU 2018-15”). Under the new guidance, customers will apply the same criteria for capitalizing implementation costs as they would for an arrangement that has a software license. This will result in certain implementation costs being capitalized; the associated amortization charge will, however, be recorded as an operating expense. Under the previous guidance, costs incurred when implementing a cloud computing arrangement deemed to be a service contract are recorded as an operating expense when incurred. ASU 2018-15 is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Entities can choose to adopt the new guidance prospectively to eligible costs incurred on or after the date the guidance is first applied or retrospectively. We have elected to adopt the net guidance on a prospective basis. Although we are still finalizing our assessment of the impact of the adoption of ASU 2018-15, which is effective January 1, 2020, we currently do not expect it to have a material impact on our Consolidated Financial Statements.
Accounting Pronouncements to be Implemented in 2021
In December 2019, the FASB issued ASU No. 2019-12, “Simplifying the Accounting for Income Taxes” (“ASU 2019-12”), which intends to simplify the guidance by removing certain exceptions to the general principles and clarifying or amending existing guidance. ASU 2019-12 is effective for fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. Although we are currently evaluating the impact of the adoption of ASU 2019-12, we do not expect it to have a material impact on our Consolidated Financial Statements.

Note 4—Revenue Disaggregation
We generate revenues at our owned, managed, or operated properties principally by providing the following types of services: (i) gaming, (ii) food and beverage, (iii) hotel, (iv) racing, (v) reimbursable management costs and (vi) other. Other revenues is principally comprised of ancillary gaming-related activities, such as commissions received on ATM transactions, and iGaming. In addition, we assess our revenues based on geographic location of the related properties, which is consistent with our reportable segments (see Note 17, “Segment Information,” for further information). Our revenue disaggregation by type of revenue and geographic location was as follows:

	For the year ended December 31, 2019
(in millions)	Northeast	South	West	Midwest	Other	Intersegment Eliminations (1)	Total
Revenues:
Gaming	$2,117.1	$831.1	$374.3	$938.1	$8.8	$(0.7)	$4,268.7
Food and beverage	155.1	154.1	116.7	84.7	1.4	—	512.0
Hotel	43.5	98.2	125.9	43.4	—	—	311.0
Racing	25.1	—	0.6	—	5.6	—	31.3
Other	59.1	35.5	25.0	28.3	31.7	(1.2)	178.4
Total revenues	$2,399.9	$1,118.9	$642.5	$1,094.5	$47.5	$(1.9)	$5,301.4

(1)
Represents the elimination of intersegment revenues associated with our internally-branded retail sportsbooks, which are operated by Penn Interactive, and our live and televised poker tournament series that operates under the trademark, Heartland Poker Tour (“HPT”).

	For the year ended December 31, 2018
(in millions)	Northeast	South	West	Midwest	Other	Total
Revenues:
Gaming	$1,644.2	$302.9	$228.0	$719.8	$—	$2,894.9
Food and beverage	109.6	56.6	89.6	57.9	1.1	314.8
Hotel	23.2	23.3	90.8	26.3	—	163.6
Racing	20.3	—	0.6	—	5.9	26.8
Reimbursable management costs	46.8	—	10.5	—	—	57.3
Other	47.4	11.6	18.4	19.7	33.4	130.5
Total revenues	$1,891.5	$394.4	$437.9	$823.7	$40.4	$3,587.9

	For the year ended December 31, 2017
(in millions)	Northeast	South	West	Midwest	Other	Total
Revenues:
Gaming	$1,583.9	$203.0	$219.7	$685.4	$—	$2,692.0
Food and beverage	115.0	35.5	82.4	58.4	1.1	292.4
Hotel	21.5	10.3	76.1	22.0	—	129.9
Racing	49.6	—	2.3	—	10.8	62.7
Reimbursable management costs	—	—	26.1	—	—	26.1
Other	48.7	6.3	16.6	16.4	40.4	128.4
	1,818.7	255.1	423.2	782.2	52.3	3,331.5
Less: Promotional allowances	(62.1)	(30.8)	(42.8)	(47.2)	(0.6)	(183.5)
Total revenues	$1,756.6	$224.3	$380.4	$735.0	$51.7	$3,148.0

Note 5—Acquisitions and Other Investments
Greektown Casino-Hotel
On May 23, 2019, the Company acquired all of the membership interests of Greektown Holdings, L.L.C., for a net purchase price of $320.3 million, after working capital and other adjustments, pursuant to a transaction agreement among the Company, VICI Properties L.P., a wholly-owned subsidiary of VICI, and Greektown Mothership LLC. In connection with the acquisition, the real estate assets relating to Greektown were acquired by a subsidiary of VICI for an aggregate sales price of $700.0 million and the Company entered into the Greektown Lease, which has an initial annual rent of $55.6 million and an initial term of 15 years, with four five-year renewal options. The acquisition of the operations was financed through a combination of cash on hand and incremental borrowings under the Company’s Revolving Credit Facility (as defined in Note 10, “Long-term Debt”).
The Company is in the process of finalizing the assumptions that derive the fair value of certain assets acquired and liabilities assumed. Therefore, the allocation of the purchase price is preliminary and subject to change. During the year ended December 31, 2019, subsequent to the date of acquisition, we made the following adjustments to the preliminary purchase price:

(in millions)	Estimated fair value, as previously reported (1)	Measurement period adjustments	Estimated fair value, as adjusted
Cash and cash equivalents	$31.1	$—	$31.1
Receivables, prepaid expenses, and other current assets	15.7	(1.2)	14.5
Property and equipment	32.3	(3.9)	28.4
Goodwill (2)	61.7	5.7	67.4
Other intangible assets
Gaming license	166.4	—	166.4
Trademark	24.4	—	24.4
Customer relationships	3.3	—	3.3
Operating lease right-of-use assets	516.1	—	516.1
Finance lease right-of-use assets	4.1	—	4.1
Other assets	0.2	(0.2)	—
Total assets	$855.3	$0.4	$855.7

Accounts payable, accrued expenses and other current liabilities	$14.8	$0.4	15.2
Operating lease liabilities	516.1	—	516.1
Finance lease liabilities	4.1	—	4.1
Total liabilities	535.0	0.4	535.4
Net assets acquired	$320.3	$—	$320.3

(1)	Amounts were initially reported within the Company’s Quarterly Report on Form 10-Q for the three months ended June 30, 2019, filed with the SEC on August 8, 2019.

(2)	The goodwill has been assigned to our Northeast segment. The entire $67.4 million goodwill amount is deductible for tax purposes.
The Company used the income, market, or cost approach (or a combination thereof) for the valuation, as appropriate, and used valuation inputs in these models and analyses that were based on market participant assumptions. Market participants are considered to be buyers and sellers unrelated to the Company in the principal or most advantageous market for the asset or liability. Property and equipment acquired consists of non-REIT assets (e.g., equipment for use in gaming operations, furniture and other equipment). We determined that the land and buildings subject to the Greektown Lease, which was entered into at the time of the acquisition, represented operating lease ROU assets with a corresponding operating lease liability calculated based on the present value of the future lease payments at the acquisition date in accordance with GAAP. Management determined the fair value of its office equipment, computer equipment and slot machine gaming devices based on the market approach and other personal property based on the cost approach, supported where available by observable market data, which includes consideration of obsolescence.
Acquired identifiable intangible assets consist of a gaming license and a trademark, which are both indefinite-lived intangible assets, and customer relationships, which is an amortizing intangible asset with an assigned useful life of 2 years. Management valued (i) the gaming license using the Greenfield Method under the income approach; (ii) the trademark using the relief-from-royalty method under the income approach; and (iii) customer relationships (rated player databases) using the with-and-without method of the income approach. All valuation methods are forms of the income approach supported by observable market data for peer casino operator companies. See Note 2, “Significant Accounting Policies,” for more information.
The following table includes the financial results of Greektown since the acquisition date, which is included within our Consolidated Statement of Income for the year ended December 31, 2019:

(in millions)	Period from May 23, 2019 through December 31, 2019
Revenues	$195.9
Net income	$10.9

Margaritaville Resort Casino
On January 1, 2019, the Company acquired the operations of Margaritaville for a net purchase price of $122.9 million, after working capital and other adjustments, pursuant to (i) an agreement and plan of merger (the “Margaritaville Merger Agreement”) among the Company, VICI, Bossier Casino Venture (HoldCo), Inc. (“Holdco”), and Silver Slipper Gaming, LLC, and (ii) a membership interest purchase agreement (the “MIPA”) among VICI and the Company.
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
During the fourth quarter of 2019, the Company finalized the allocation of the purchase price to the tangible and identifiable intangible assets acquired and liabilities assumed, with the excess recorded as goodwill. During the year ended December 31, 2019, prior to its finalization, we made the following adjustments to the preliminary purchase price allocation:

(in millions)	Estimated fair value, as previously reported (1)	Measurement period adjustments	Fair value, as finalized
Cash and cash equivalents	$10.7	$—	$10.7
Receivables, prepaid expenses, and other current assets	7.1	(0.1)	7.0
Property and equipment	21.7	(1.0)	20.7
Goodwill (2)	39.5	4.7	44.2
Other intangible assets
Gaming license	48.1	—	48.1
Customer relationships	2.3	—	2.3
Operating lease right-of-use assets	196.2	—	196.2
Total assets	$325.6	$3.6	$329.2

Accounts payable, accrued expenses and other current liabilities	$9.5	$0.6	$10.1
Operating lease liabilities	196.2	—	196.2
Total liabilities	205.7	0.6	206.3
Net assets acquired	$119.9	$3.0	$122.9

(1)	Amounts were initially reported within the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2019, filed with the SEC on May 8, 2019.

(2)	The goodwill has been assigned to our South segment. The entire $44.2 million goodwill amount is deductible for tax purposes.
The Company used the income, market, or cost approach (or a combination thereof) for the valuation, as appropriate, and used valuation inputs in these models and analyses that were based on market participant assumptions. Property and equipment acquired consists of non-REIT assets (e.g., equipment for use in gaming operations, furniture and other equipment). We determined that the land and buildings subject to the Margaritaville Lease, which was entered into at the time of the acquisition, represented operating lease ROU assets with a corresponding operating lease liability calculated based on the present value of the future lease payments at the acquisition date in accordance with GAAP. Management determined the fair value of its office equipment, computer equipment and slot machine gaming devices based on the market approach and other personal property based on the cost approach, supported where available by observable market data, which includes consideration of obsolescence.

Acquired identifiable intangible assets consist of a gaming license, which is an indefinite-lived intangible asset, and a customer relationship, which is an amortizing intangible asset with an assigned useful life of 2 years. Management valued (i) the gaming license using the Greenfield Method under the income approach and (ii) the customer relationships using the with-and-without method of the income approach. All valuation methods are forms of the income approach supported by observable market data for peer casino operator companies. See Note 2, “Significant Accounting Policies,” for more information.
The following table includes the financial results of Margaritaville since the acquisition date, which is included within our Consolidated Statement of Income for the year ended December 31, 2019:

(in millions)	For the year ended December 31, 2019
Revenues	$157.6
Net income	$13.7

Pinnacle Acquisition
On October 15, 2018, the Company acquired all of the outstanding shares of Pinnacle, for a total purchase price of $2,816.2 million, which consisted of (i) a cash payment of $20.00 per share of Pinnacle common stock, totaling $1,252.2 million; (ii) issuance of Penn National common stock in the amount of $749.7 million; and (iii) the retirement of $814.3 million of Pinnacle debt obligations. In conjunction with the Pinnacle Acquisition, the Company divested the membership interests of certain Pinnacle subsidiaries, which operated the casinos known as Ameristar St. Charles, Ameristar Kansas City, Belterra Resort and Belterra Park (referred to collectively as the “Divested Properties”), to Boyd Gaming Corporation (NYSE: BYD). Additionally, as a part of the transaction, (i) GLPI acquired the real estate assets associated with Plainridge Park Casino, and concurrently leased back such assets to the Company. In connection with the sale of the Divested Properties and the Plainridge Park Casino Sale-Leaseback, the Pinnacle Master Lease, which was assumed by the Company concurrent with the closing of the Pinnacle Acquisition, was amended. The Pinnacle Acquisition added 12 gaming properties to our holdings and provides us with greater operational scale and geographic diversity. For more information on the Pinnacle Master Lease and related amendment, see Note 11, “Leases.”
During the third quarter of 2019, the Company finalized the allocation of the purchase price to the tangible and identifiable intangible assets acquired and liabilities assumed, with the excess recorded as goodwill. During the year ended December 31, 2019, prior to its finalization, we made the following adjustments to the preliminary purchase price allocation:

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

(3)	See Note 8, “Goodwill and Other Intangible Assets,” for details on the impact to each reportable segment.

(4)	Long-term financing obligation, including current portion represents the financing obligation associated with Pinnacle Master Lease, as amended.
Pro Forma Financial Information - Greektown, Margaritaville, and Pinnacle
The following table includes unaudited pro forma consolidated financial information assuming our acquisitions of Greektown and Margaritaville had occurred as of January 1, 2018 and Pinnacle had occurred as of January 1, 2017. The pro forma financial information does not represent the anticipated future results of the combined company. The pro forma amounts include the historical operating results of Penn National, Greektown, Margaritaville, and Pinnacle, prior to the acquisition, with adjustments directly attributable to the acquisitions, inclusive of adjustments for acquisition costs. The below pro forma results do not include any adjustments related to synergies.

	For the year ended December 31,
(in millions)	2019	2018	2017
Revenues	$5,434.9	$5,552.2	$5,036.6
Net income (loss)	$64.9	$101.9	$(38.0)

1st Jackpot Casino and Resorts Casino Tunica
 On May 1, 2017, the Company acquired the operations of 1st Jackpot Casino and Resorts Casino Tunica, for a net purchase price of $47.0 million. In connection with the acquisitions, the real estate assets relating to 1st Jackpot Casino and Resorts Casino Tunica were acquired by GLPI for an aggregate sales price of $82.6 million and included in the Penn Master Lease. Resorts Casino Tunica ceased operations on June 30, 2019.
Rocket Speed
In August 2016, Penn Interactive acquired 100% of the outstanding equity securities of social casino game developer, Rocket Speed, Inc. (“Rocket Speed”), for initial cash consideration of $60.5 million subject to customary working capital adjustments. The stock purchase agreement included contingent payments over the next two years that were based on a multiple of 6.25 times Rocket Games’ then trailing-twelve-months EBITDA, subject to a cap of $110.0 million. Up to $10.0 million of the contingent purchase price was accounted for as compensation as it was tied to continued employment over a two-year period. The fair value of the contingent purchase price was estimated to be $34.4 million at the acquisition date.
In September 2017, Penn Interactive reached an agreement with the former shareholders of Rocket Speed to buy out the remaining contingent purchase price, which resulted in a benefit of $22.2 million, which is included within “General and administrative” within our Consolidated Statements of Income for the year ended December 31, 2017.
Jamul Indian Village Development Corporation
In April 2013, the Company and the Jamul Tribe, a federally recognized Indian Tribe holding a government-to-government relationship with the U.S., entered into definitive agreements to assist the Jamul Tribe in the development of a Hollywood Casino-branded casino on the Jamul Tribe’s trust land in San Diego County, California. In addition, the definitive agreements and a related loan commitment letter set forth the terms and conditions under which the Company would provide loans to the Jamul Indian Village Development Corporation (the “JIVDC”) to fund certain development costs. Following the opening, the Company also managed the property.
In October 2016, the JIVDC obtained long-term secured financing, consisting of a revolving credit facility, a term loan B facility and a term loan C facility (the “Term Loan C Facility” and collectively with the revolving credit facility and the term loan B facility, the “Credit Facilities”) totaling approximately $460 million. The Company was the lender under the Term Loan C Facility in the amount of $98.0 million.
As of December 31, 2017, the JIVDC breached one of the financial covenants contained within the Credit Facilities, resulting in default. Consequently, the Company performed an analysis of the expected future cash flows it would receive based on forecasted operations of the property, discounted at the Term Loan C Facility’s effective interest rate, as well as any concessions it would grant to the JIVDC. As a result of such analysis, the Company recorded a charge of $86.0 million for the year ended December 31, 2017, of which $64.0 million pertained to the Term Loan C Facility and $22.0 million was a reserve for unfunded loan commitments. In addition, the Company recorded charges of $3.8 million related to certain advances made to the JIVDC.
In February 2018, the Company and the Jamul Tribe mutually agreed that the Company would no longer manage the property nor provide branding and development services as of May 28, 2018. On May 25, 2018, the Company entered into a purchase agreement with the senior lender under the Credit Facilities for the property to sell them all of the Company’s outstanding rights and obligations under the Term Loan C Facility and the JIVDC commitments. As a result, the Company received cash proceeds of $15.2 million from the sale and was relieved of all rights and obligations with respect to the JIVDC. The sale of the loan resulted in a recovery of loan losses and unfunded loan commitments of $17.0 million for the year ended December 31, 2018.

Note 6—Investments in and Advances to Unconsolidated Affiliates
As of December 31, 2019 and 2018, investments in and advances to unconsolidated affiliates primarily consisted of the Company’s 50% interest in Kansas Entertainment, which is a JV with International Speedway that owns Hollywood Casino at Kansas Speedway, its JV with MAXXAM, Inc. (“MAXXAM”), and its JV with Greenwood Limited Jersey, Inc. (“Greenwood”).
Kansas Joint Venture
As of December 31, 2019 and 2018, our investment in Kansas Entertainment was $90.8 million and $89.4 million, respectively. During the years ended December 31, 2019, 2018 and 2017, the Company received distributions from Kansas Entertainment totaling $29.0 million, $27.0 million and $26.0 million, respectively, which the Company deemed to be returns on its investment based on the source of those cash flows from the normal business operations of Kansas Entertainment.
As of the years ended December 31, 2019 and 2018, we determined that Kansas Entertainment does not qualify as a VIE. Using the guidance for entities that are not VIEs, the Company determined that it did not have a controlling financial interest in the JV as of and for the years ended December 31, 2019 and 2018, primarily as it did not have the ability to direct the activities of the JV that most significantly impacted the JV’s economic performance without the input of International Speedway. Therefore, the Company did not consolidate its investment in the JV as of and for the years ended December 31, 2019 and 2018.
For the year ended December 31, 2019, our investment in Kansas Entertainment met the requirements to provide summarized balance sheet and income statement information for the comparative periods that are included within our Consolidated Financial Statements:

	December 31,
(in millions)	2019	2018
Current assets	$21.5	$18.3
Long-term assets	$159.2	$161.0
Current liabilities	$13.5	$15.1

	For the year ended December 31,
(in millions)	2019	2018	2017
Revenues	$162.3	$159.0	$155.7
Operating expenses	101.3	110.4	114.7
Operating income	61.0	48.6	41.0
Net income	$61.0	$48.6	$41.0

Net income attributable to Penn National	$30.5	$24.3	$20.5

In addition, for the year ended December 31, 2019, we determined that it was required to provide audited financial statements of Kansas Entertainment. The audited financial statements of Kansas Entertainment for the years ended June 30, 2019, 2018 and 2017 are provided as exhibits to this Annual Report on Form 10-K for the year ended December 31, 2019.

Texas and New Jersey Joint Ventures
The Company has a 50% interest in a JV with MAXXAM, which owns and operates the Sam Houston Race Park in Houston, Texas and the Valley Race Park in Harlingen, Texas, and holds a license for a racetrack in Austin, Texas. Sam Houston Race Park hosts thoroughbred and quarter-horse racing and offers daily simulcast operations, and Valley Race Park features dog racing and simulcasting. In addition, through a separate arrangement, the Company has a 50% interest in a JV with Greenwood, which owns and operates Freehold Raceway, in Freehold, New Jersey. The property features a half-mile standardbred racetrack and a grandstand.
As of December 31, 2019 and 2018, we determined that neither our Texas JV nor our New Jersey JV qualify as a VIE. Using the guidance for entities that are not VIEs, in both cases, the Company determined that it did not have a controlling financial interest in either of the JVs as of and for the years ended December 31, 2019 and 2018, primarily as it did not have the ability to direct the activities of either of the JVs that most significantly impacted the JVs’ economic performance without the input of MAXXAM or Greenwood, respectively. Therefore, the Company did not consolidate either of its investment in the JVs as of and for the years ended December 31, 2019 and 2018.
Note 7—Property and Equipment
Property and equipment, net, consisted of the following:

	December 31,
(in millions)	2019	2018
Property and equipment - Not Subject to Master Leases
Land and improvements	$353.2	$344.0
Building, vessels and improvements	420.4	343.0
Furniture, fixtures and equipment	1,598.3	1,565.8
Leasehold improvements	183.6	152.9
Construction in progress	59.3	25.5
	2,614.8	2,431.2
Less: Accumulated depreciation	(1,548.3)	(1,400.2)
	1,066.5	1,031.0
Property and equipment - Subject to Master Leases
Land and improvements (1)	1,525.9	2,971.0
Building, vessels and improvements (1)	3,664.6	3,845.0
	5,190.5	6,816.0
Less: Accumulated depreciation	(1,136.8)	(978.2)
	4,053.7	5,837.8
Property and equipment, net	$5,120.2	$6,868.8

(1)
Upon adoption of ASC 842, approximately $1.4 billion of land was derecognized and replaced with operating lease ROU assets based on the present value of future lease payments and $180.4 million of building and improvements, gross, was derecognized and replaced with finance lease ROU assets based on the present value of future lease payments. See Note 3, “New Accounting Pronouncements.”

Depreciation expense was as follows:

	For the year ended December 31,
(in millions)	2019	2018	2017
Depreciation expense (1)	$381.6	$251.9	$248.2

(1)	Of such amounts, $158.9 million, $112.1 million, and $92.4 million, respectively, pertained to real estate assets subject to either of our Master Leases.
During the year ended December 31, 2018, we recorded $34.3 million of impairment on the property and equipment associated with Resorts Casino Tunica, principally relating to the real estate assets subject to the Penn Master Lease, which is included in “Impairment losses” within our Consolidated Statements of Income. The charge was the result of an impairment assessment performed after reviewing the financial results and projected results of this property, which had been impacted by nearby competition. We subsequently ceased operations of Resorts Casino Tunica on June 30, 2019.

Note 8—Goodwill and Other Intangible Assets
A reconciliation of goodwill and accumulated goodwill impairment losses, by reportable segment, is as follows:

(in millions)	Northeast	South	West	Midwest	Other	Total
Balance as of January 1, 2018
Goodwill, gross	$792.0	$136.9	$159.0	$1,046.7	$155.3	$2,289.9
Accumulated goodwill impairment losses	(707.6)	(34.6)	(16.6)	(435.3)	(87.7)	(1,281.8)
Goodwill, net	84.4	102.3	142.4	611.4	67.6	1,008.1
Goodwill acquired during year	56.4	48.3	51.4	63.4	0.8	220.3
Balance as of December 31, 2018
Goodwill, gross	848.4	185.2	210.4	1,110.1	156.1	2,510.2
Accumulated goodwill impairment losses	(707.6)	(34.6)	(16.6)	(435.3)	(87.7)	(1,281.8)
Goodwill, net	140.8	150.6	193.8	674.8	68.4	1,228.4
Goodwill acquired during year	67.4	44.2	—	—	—	111.6
Impairment losses during year	(10.3)	(17.4)	—	(60.3)	—	(88.0)
Other (1)	(1.5)	7.2	6.4	6.6	—	18.7
Balance as of December 31, 2019
Goodwill, gross	914.3	236.6	216.8	1,116.7	156.1	2,640.5
Accumulated goodwill impairment losses	(717.9)	(52.0)	(16.6)	(495.6)	(87.7)	(1,369.8)
Goodwill, net	$196.4	$184.6	$200.2	$621.1	$68.4	$1,270.7

(1)
Amounts relate to adjustments made to the preliminary purchase price allocation of Pinnacle during the year ended December 31, 2019, prior to it being finalized, as described in Note 5, “Acquisitions and Other Investments”

2019 Annual Assessment for Impairment
As a result of our 2019 annual assessment for impairment, we recognized impairments on our goodwill, gaming licenses, and trademarks, of $88.0 million, $62.6 million, and $20.0 million, respectively. The impairments of goodwill were largely driven by increases in the carrying amount of certain of our reporting units as a result of decreases in the allocated amount of the financing obligation to such reporting units, which was driven by the adoption of ASC 842. The impairments of gaming licenses and trademarks were largely driven by reductions in the long-term projections for certain of our properties where competition has increased due to expansion of gaming legislation, primarily within the Northeast segment. The estimated fair values of the reporting units were determined through a combination of a DCF model and a market-based approach, which utilized Level 3 inputs. The estimated fair values of the gaming licenses and trademarks were determined by using DCF models, which utilized Level 3 inputs.
As noted in the table above, the goodwill impairments pertained to our Northeast, South and Midwest segments, in the amounts of $10.3 million, $17.4 million and $60.3 million, respectively. The gaming license impairments pertained to our Northeast and South segments in the amounts of $55.1 million and $7.5 million, respectively. The trademark impairments pertained to our Northeast, South and Midwest segments, in the amounts of $11.5 million, $6.5 million and $2.0 million, respectively.
2018 Annual Assessment for Impairment
During the year ended December 31, 2018, the Company completed its 2018 annual assessment for impairment, which did not result in any impairment charges to goodwill or other intangible assets.
2017 Annual and Interim Assessments for Impairment
During the third quarter of 2017, the Company identified an indicator of impairment on its goodwill as a result of a reversal of a significant deferred tax valuation allowance, which caused increases in the carrying amounts of certain of our reporting units. As a result of an interim assessment for impairment, one of our reporting units within the West segment was fully impaired, resulting in an impairment charge of $14.8 million, and the goodwill at Sanford-Orlando Kennel Club, which is included in the Other category, was partially impaired, resulting in an impairment charge of $3.2 million. The estimated fair values of the reporting units were determined by using DCF models, which utilized Level 3 inputs.

During the year ended December 31, 2017, subsequent to the interim assessment discussed above, the Company completed its 2017 annual assessment for impairment, which did not result in any impairment charges to goodwill or other intangible assets.
The aforementioned impairments are included in “Impairment losses” within our Consolidated Statements of Income. See Note 18, “Fair Value Measurements,” for quantitative information about the significant unobservable inputs used in the fair value measurements of other intangible assets.
As of October 1, 2019, the date of the most recent annual impairment test, three reporting units had negative carrying amounts. The amount of goodwill at these reporting units was as follows (in millions):

Northeast segment
Hollywood Casino at Charles Town Races	$8.7
Plainridge Park Casino	$6.3
Midwest segment
Ameristar Council Bluffs	$36.2

The table below presents the gross carrying amount, accumulated amortization, and net carrying amount of each major class of other intangible assets:

	December 31, 2019			December 31, 2018
(in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Indefinite-lived intangible assets
Gaming licenses	$1,681.9	$—	$1,681.9	$1,498.3	$—	$1,498.3
Trademarks	302.4	—	302.4	298.0	—	298.0
Other	0.7	—	0.7	0.7	—	0.7
Amortizing intangible assets
Customer relationships	104.4	(69.0)	35.4	98.8	(51.5)	47.3
Other	36.1	(30.0)	6.1	61.9	(49.3)	12.6
Total other intangible assets	$2,125.5	$(99.0)	$2,026.5	$1,957.7	$(100.8)	$1,856.9
During the year ended December 31, 2019, we paid $10.0 million for online and retail sports betting licenses in Pennsylvania and during the year ended December 31, 2018, we purchased two Category 4 gaming licenses to operate up to 750 slot machines and initially up to 30 table games, under each license, in York County, Pennsylvania for $50.1 million and in Berks County, Pennsylvania for $7.5 million, and iGaming and sports betting licenses in Pennsylvania for $20.0 million, all of which have been classified as indefinite-lived intangible assets.
Amortization expense related to our amortizing intangible assets was $24.7 million, $17.1 million, and $18.9 million for the years ended December 31, 2019, 2018 and 2017, respectively. The following table presents the estimated amortization expense based on our amortizing intangible assets as of December 31, 2019 (in millions):

Years ending December 31:
2020	$19.7
2021	5.8
2022	3.9
2023	3.6
2024	3.6
Thereafter	4.9
Total	$41.5

Note 9—Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following:

	December 31,
(in millions)	2019	2018
Accrued salaries and wages	$142.1	$139.2
Accrued gaming, pari-mutuel, property, and other taxes	103.3	105.8
Accrued interest	13.0	15.8
Other accrued expenses (1)	225.8	204.6
Other current liabilities (2)	147.1	112.6
Accrued expenses and other current liabilities	$631.3	$578.0

(1)
Amounts include $38.3 million and $33.8 million, respectively, pertaining to the Company’s accrued progressive jackpot liability. Additionally, amounts include the obligation associated with our mychoice program and the current portion of advance payments on goods and services yet to be provided and for unpaid wagers, which are discussed in Note 2, “Significant Accounting Policies.”

(2)	Amounts include $80.1 million and $64.1 million, respectively, pertaining to the Company’s non-qualified deferred compensation plan that covers most management and other highly-compensated employees.

Note 10—Long-term Debt
Long-term debt, net of current maturities, was as follows:

	December 31,
(in millions)	2019	2018
Senior Secured Credit Facilities:
Revolving Credit Facility due 2023	$140.0	$112.0
Term Loan A Facility due 2023	672.3	707.7
Term Loan B-1 Facility due 2025	1,117.5	1,128.7
5.625% Notes due 2027	400.0	400.0
Other long-term obligations	89.2	104.6
Capital leases (1)	—	0.4
	2,419.0	2,453.4
Less: Current maturities of long-term debt	(62.9)	(62.1)
Less: Debt discount	(2.4)	(2.8)
Less: Debt issuance costs	(31.5)	(38.4)
	$2,322.2	$2,350.1

(1)	Reclassified to finance lease liabilities upon the adoption of ASC 842.
The following is a schedule of future minimum repayments of long-term debt as of December 31, 2019 (in millions):

Year ending December 31:
2020	$62.9
2021	81.4
2022	99.9
2023	683.1
2024	21.3
Thereafter	1,470.4
Total minimum payments	$2,419.0

Senior Secured Credit Facilities
On October 30, 2013, the Company entered into a credit agreement (the “2013 Credit Agreement”) providing for: (i) a five-year $500.0 million revolving credit facility (the “2013 Revolving Credit Facility”), (ii) a five-year $500.0 million term loan A facility (the “2013 Term Loan A Facility”) and (iii) a seven-year $250.0 million term loan B facility (the “2013 Term

Loan B Facility” and collectively with the 2013 Revolving Credit Facility and the 2013 Term Loan A Facility, the “2013 Senior Secured Credit Facilities”).
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
On January 19, 2017, the Company entered into an agreement to amend and restate its Amended 2013 Credit Agreement (the “2017 Credit Agreement”), which provided for: (i) a five-year $700.0 million revolving credit facility (the “Revolving Credit Facility”), a five-year $300.0 million term loan A facility (the “Term Loan A Facility”), and a seven-year $500.0 million Term Loan B facility (the “Term Loan B Facility” and collectively with the Revolving Credit Facility and the Term Loan A Facility, the “Senior Secured Credit Facilities”).
On October 15, 2018, in connection with the Pinnacle Acquisition, we entered into an incremental joinder agreement (the “Incremental Joinder”), which amended the 2017 Credit Agreement (the “Amended 2017 Credit Agreement”). The Incremental Joinder provided for an additional $430.2 million of incremental loans having the same terms as the existing Term Loan A Facility, with the exception of extending the maturity date, and an additional $1,128.8 million of loans as a new tranche having new terms (the “Term Loan B-1 Facility”). The proceeds resulting from the Incremental Joinder were used; together with cash on hand and proceeds received from (i) newly-issued shares of the Company’s common stock, (ii) the sale of the Divested Properties, (iii) the Plainridge Park Casino Sale-Leaseback, and (iv) the sale of the real estate assets associated with Belterra Park; to (a) acquire all of the issued and outstanding equity interests of Pinnacle, (b) repay in full Pinnacle’s existing senior secured credit facilities at the time of the acquisition, (c) redeem, repurchase, defease or satisfy and discharge in full Pinnacle’s outstanding 5.625% senior notes due 2024, (d) repay in full the Company’s outstanding borrowings under its Term Loan B Facility at the time of the acquisition, and (e) pay fees, costs and expenses associated with the foregoing. With the exception of extending the maturity date, the Incremental Joinder did not impact the Revolving Credit Facility.
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
As of December 31, 2019 and 2018, the Company had conditional obligations under letters of credit issued pursuant to the Senior Secured Credit Facilities with face amounts aggregating $30.0 million in both periods, resulting in $530.0 million and $558.0 million of available borrowing capacity under the Revolving Credit Facility, respectively.
For the year ended December 31, 2018, in connection with the debt financing transactions relating to the Pinnacle Acquisition and principal repayments on the Term Loan B Facility, the Company recorded $5.5 million in refinancing costs and a $21.0 million loss on early extinguishment of debt, related to refinancing costs on the extinguishment of the Term Loan B Facility and the write-off of debt issuance costs and the discount on the Term Loan B Facility. For the year ended December 31, 2017, in connection with the repayment of the 2013 Senior Secured Credit Facilities, the Company recorded $1.7 million in refinancing costs and a $2.3 million loss on early extinguishment of debt, related to the write-off of debt issuance costs and the discount on the 2013 Term Loan B Facility. The refinancing costs are included in “Other,” as reported in “Other income (expenses)” within our Consolidated Statements of Income.
The payment and performance of obligations under the Senior Secured Credit Facilities are guaranteed by a lien on and security interest in substantially all of the assets (other than excluded property, such as gaming licenses) of the Company.
5.625% Senior Unsecured Notes
On January 19, 2017, the Company completed an offering of $400.0 million aggregate principal amount of 5.625% senior unsecured notes that mature on January 15, 2027 (the “5.625% Notes”) at a price of par. Interest on the 5.625% Notes is payable on January 15th and July 15th of each year. The 5.625% Notes will not be guaranteed by any of the Company’s subsidiaries except in the event that the Company in the future issues certain subsidiary-guaranteed debt securities. The Company may redeem the 5.625% Notes at any time on or after January 15, 2022, at the declining redemption premiums set forth in the indenture governing the 5.625% Notes, and, prior to January 15, 2022, at a “make-whole” redemption premium set forth in the indenture governing the 5.625% Notes.
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
Redemption of 5.875% Senior Subordinated Notes
During the year ended December 31, 2017, the Company redeemed all of its $300.0 million 5.875% senior subordinated notes (“5.875% Notes”), which were due in 2021. In connection with this redemption, the Company recorded a $21.1 million loss on early extinguishment of debt for the year ended December 31, 2017 related to the difference between the reacquisition price of the 5.875% Notes and their carrying amount.
Interest expense, net
Interest expense, net, was as follows:

	For the year ended December 31,
(in millions)	2019	2018	2017
Interest expense	$(535.9)	$(539.4)	$(467.0)
Interest income	1.4	1.0	3.6
Capitalized interest	0.3	—	0.2
Interest expense, net	$(534.2)	$(538.4)	$(463.2)
Covenants
Our Senior Secured Credit Facilities and 5.625% Notes require us, among other obligations, to maintain specified financial ratios and to satisfy certain financial tests. In addition, our Senior Secured Credit Facilities and 5.625% Notes restrict, among other things, our ability to incur additional indebtedness, incur guarantee obligations, amend debt instruments, pay dividends, create liens on assets, make investments, engage in mergers or consolidations, and otherwise restrict corporate activities. As of December 31, 2019, the Company was in compliance with all required financial covenants.
Other Long-Term Obligations
Ohio Relocation Fees
As of December 31, 2019 and 2018, other long-term obligations included $76.4 million and $91.3 million, respectively, related to the relocation fees for Dayton and Mahoning Valley, which opened in August 2014 and September 2014, respectively. In June 2013, we finalized the terms of our memorandum of understanding with the State of Ohio, which included an agreement for us to pay a relocation fee in return for being able to relocate our existing racetracks in Toledo and Grove City to Dayton and Mahoning Valley, respectively. Upon opening Dayton and Mahoning Valley, each relocation fee was recorded at the present value of the contractual obligation, which was calculated as $75.0 million based on the 5.0% discount rate included in the agreement. Each relocation fee is payable as follows: $7.5 million upon opening and eighteen semi-annual payments of $4.8 million beginning one year after opening. This obligation is accreted to interest expense at an effective yield of 5.0%. The amount included in interest expense related to this obligation was $4.1 million, $4.8 million and $5.5 million for the years ended December 31, 2019, 2018 and 2017, respectively.
Event Center
As of December 31, 2019 and 2018, other long-term obligations included $12.6 million and $13.2 million, respectively, related to the repayment obligation of a hotel and event center located less than a mile away from Hollywood Casino Lawrenceburg, which was constructed by the City of Lawrenceburg Department of Redevelopment. Effective in January 2015, by contractual agreement, we assumed a repayment obligation for the hotel and event center in the amount of $15.3 million, which was financed through a loan with the City of Lawrenceburg Department of Redevelopment, in exchange for conveyance of the property. Beginning in January 2016, the Company was obligated to make annual payments on the loan of $1.0 million for 20 years. This obligation is accreted to interest expense at its effective yield of 3.0%. The amount included in interest expense related to this obligation was $0.4 million for each of the years ended December 31, 2019, 2018 and 2017.

Note 11—Leases
Lessee
Master Leases
Upon adoption of the new lease standard, components contained within the Master Leases were determined to be either (i) operating leases, (ii) finance leases, or (iii) financing obligations. Changes to future lease payments under the Master Leases (i.e., when future escalators become known or future variable rent resets occur), which are discussed below, require the Company to either (i) increase both the ROU assets and corresponding lease liabilities with respect to operating and finance leases or (ii) record the incremental variable payment associated with the financing obligation to interest expense.
Penn Master Lease
Pursuant to a triple net master lease with GLPI (the “Penn Master Lease”), which became effective November 1, 2013, the Company leases real estate assets associated with 19 of the gaming facilities used in its operations. The Penn Master Lease has an initial term of 15 years with four subsequent, five-year renewal periods on the same terms and conditions, exercisable at the Company’s option. The Company has determined that the lease term is 35 years.
The payment structure under the Penn Master Lease includes a fixed component, a portion of which is subject to an annual escalator of up to 2%, depending on the Adjusted Revenue to Rent Ratio (as defined in the Penn Master Lease) of 1.8:1, and a component that is based on the performance of the properties, which is prospectively adjusted (i) every five years by an amount equal to 4% of the average change in net revenues of all properties under the Penn Master Lease (other than Hollywood Casino Columbus (“Columbus”) and Hollywood Casino Toledo (“Toledo”)) compared to a contractual baseline during the preceding five years (“Penn Percentage Rent”) and (ii) monthly by an amount equal to 20% of the net revenues of Columbus and Toledo in excess of a contractual baseline and subject to a rent floor specific to Toledo (see below). As a result of the annual escalator, the fixed component of rent increased by $5.5 million, $5.4 million and $2.4 million effective as of November 1, 2019, 2018 and 2017, respectively. Additionally, effective November 1, 2018, the Penn Percentage Rent reset resulted in an annual rent reduction of $11.3 million, which will be in effect until the next Penn Percentage Rent reset, occurring on November 1, 2023.
As a result of the annual escalator effective November 1, 2019, an additional ROU asset and corresponding lease liability of $34.4 million were recognized associated with operating lease components and an additional ROU asset and corresponding lease liability of $3.1 million were recognized associated with finance lease components.
The acquisition of Greektown on May 23, 2019 activated a competition clause within the Penn Master Lease, which introduced a rent floor specific to Toledo. As a result, an additional ROU asset and corresponding lease liability of $151.2 million were recognized associated with operating lease components. Lease payments resulting from the rent floor associated with components determined to continue to be financing obligations are included in “Interest expense, net” within our Consolidated Statements of Income.
Monthly rent associated with Columbus and monthly rent in excess of the Toledo rent floor are considered contingent rent. Expense related to operating lease components associated with Columbus and Toledo are included in “General and administrative” within our Consolidated Statements of Income and the variable expense related to the financing obligation component is included in “Interest expense, net” within our Consolidated Statements of Income. The entire variable expense related to prior years was included in “Interest expense, net” pursuant to the failed sale-leaseback accounting treatment under ASC 840. Total monthly variable expenses were as follows:

	For the year ended December 31,
(in millions)	2019	2018	2017
Variable expenses included in “General and administrative”	$16.4	$—	$—
Variable expenses included in “Interest expense, net”	16.1	48.9	46.8
Total variable expenses	$32.5	$48.9	$46.8

Pinnacle Master Lease
In connection with the Pinnacle Acquisition, we assumed a triple net master lease with GLPI (the “Pinnacle Master Lease”), originally effective April 28, 2016, pursuant to which the Company leases real estate assets associated with 12 of the gaming facilities used in its operations. Upon assumption of the Pinnacle Master Lease, as amended, there were 7.5 years remaining of the initial ten-year term, with five subsequent, five-year renewal periods, on the same terms and conditions, exercisable at the Company’s option. The Company has determined that the lease term is 32.5 years.
The payment structure under the Pinnacle Master Lease includes a fixed component, a portion of which is subject to an annual escalator of up to 2%, depending on the Adjusted Revenue to Rent Ratio (as defined in the Pinnacle Master Lease) of 1.8:1, and a component that is based on the performance of the properties, which is prospectively adjusted every two years by an amount equal to 4% of the average change in net revenues compared to a contractual baseline during the preceding two years (“Pinnacle Percentage Rent”). As a result of the annual escalator, the fixed component of rent increased by $1.0 million effective as of May 1, 2019. The next Pinnacle Percentage Rent reset is scheduled to occur on May 1, 2020.
As a result of the annual escalator, an additional ROU asset and corresponding lease liability of $3.8 million were recognized associated with operating lease components of the Pinnacle Master Lease.
Operating Leases
The Company’s operating leases consist mainly of (i) the Meadows Lease with GLPI, (ii) the Margaritaville Lease with VICI, (iii) the Greektown Lease with VICI, (iv) ground and levee leases to landlords which were not assumed by our REIT Landlords and remain an obligation of the Company, and (v) building and equipment not subject to the Master Leases. Certain of our lease agreements include rental payments based on a percentage of sales over specified contractual amounts, rental payments adjusted periodically for inflation, and rental payments based on usage. The Company’s leases include options to extend the lease terms. The Company’s operating lease agreements do not contain any material residual value guarantees or material restrictive covenants.
Meadows Lease, Margaritaville Lease, and Greektown Lease
In connection with the Pinnacle Acquisition, we assumed the Meadows Lease, originally effective September 9, 2016. Upon assumption of the Meadows Lease, there were eight years remaining of the initial ten-year term, with three subsequent, five-year renewal options followed by one four-year renewal option on the same terms and conditions, exercisable at the Company’s option. The payment structure under the Meadows Lease includes a fixed component (“Meadows Base Rent”), which is subject to an annual escalator of up to 5% for the initial term or until the lease year in which Meadows Base Rent plus Meadows Percentage Rent (as defined below) is a total of $31.0 million, subject to certain adjustments, and up to 2% thereafter, subject to an Adjusted Revenue to Rent Ratio (as defined in the Meadows Lease) of 2.0:1. The “Meadows Percentage Rent” is based on performance, which is prospectively adjusted for the next two-year period equal to 4.0% of the average annual net revenues of the property during the trailing two-year period. As a result of the annual escalator, which was determined to be $0.8 million, effective October 1, 2019, an additional operating ROU asset and corresponding operating lease liability of $4.3 million were recognized. The next Meadows Percentage Rent reset is scheduled to occur on October 1, 2020.
The Margaritaville Lease has an initial term of 15 years, with four subsequent five-year renewal options on the same terms and conditions, exercisable at the Company’s option. The payment structure under the Margaritaville Lease includes a fixed component (“Margaritaville Base Rent”), which is subject to an annual escalator of up to 2% subject to an Adjusted Revenue to Rent Ratio (as defined in the Margaritaville Lease) of 1.9:1, and a component that is based on performance, which is prospectively adjusted every two years by an amount equal to 4% of the average change in net revenues of the property compared to a contractual baseline during the preceding two years (“Margaritaville Percentage Rent”). The first Margaritaville Percentage Rent reset is scheduled to occur on February 1, 2021. On February 1, 2020, the Margaritaville Lease was amended to provide for a change in the measurement of the annual escalator. Under the amendment, the Margaritaville Base Rent is subject to an annual escalator of up to 2% subject to a minimum ratio of net revenue to rent of 6.1:1.
The Greektown Lease has an initial term of 15 years, with four subsequent five-year renewal options on the same terms and conditions, exercisable at the Company’s option. The payment structure under the Greektown Lease includes a fixed component (“Greektown Base Rent”), which is subject to an annual escalator of up to 2% subject to an Adjusted Revenue to Rent Ratio (as defined in the Greektown Lease) of 1.85:1, and a component that is based on performance, which is prospectively adjusted every two years by an amount equal to 4% of the average change in net revenues of the property compared to a contractual baseline during the preceding two years (“Greektown Percentage Rent”). The first Greektown Percentage Rent reset is scheduled to occur on June 1, 2021.

Information related to lease term and discount rate was as follows:

December 31, 2019
Weighted-Average Remaining Lease Term
Operating leases	27.6 years
Finance leases	28.6 years
Financing obligations	30.4 years

Weighted-Average Discount Rate
Operating leases	6.7%
Finance leases	6.8%
Financing obligations	8.1%
The components of lease expense were as follows:

	Classification
(in millions)	Gaming Expense	Food, Beverage, Hotel and Other Expense	General and Administrative	Interest Expense, net	Depreciation and Amortization	Total for the year ended December 31, 2019
Operating Lease Costs
Rent expense associated with triple net leases classified as operating leases (1)	$—	$—	$366.4	$—	$—	$366.4
Operating lease cost (2)	0.4	0.5	16.6	—	—	17.5
Short-term lease cost	53.8	1.3	1.5	—	—	56.6
Variable lease cost (2)	2.8	—	1.1	—	—	3.9
Total	$57.0	$1.8	$385.6	$—	$—	$444.4

Finance Lease Costs
Interest expense (3)	$—	$—	$—	$15.4	$—	$15.4
Amortization expense (3)	—	—	—	—	7.9	7.9
Total	$—	$—	$—	$15.4	$7.9	$23.3

Financing Obligation Costs
Interest expense (4)	$—	$—	$—	$394.1	$—	$394.1

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

Total rent expense under all operating lease agreements pursuant to the accounting treatment under ASC 840 was $58.1 million and $45.4 million for the years ended December 31, 2018 and 2017, respectively.
Supplemental cash flow information related to leases was as follows:

(in millions)	For the year ended December 31, 2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from finance leases	$15.4
Operating cash flows from operating leases	$403.6
Financing cash flows from finance leases	$6.2

The following is a maturity analysis of our operating leases, finance leases and financing obligations as of December 31, 2019:

(in millions)	Operating Leases	Finance Leases	Financing Obligations
Years ending December 31:
2020	$424.0	$21.7	$374.7
2021	403.7	21.7	367.3
2022	400.6	21.6	367.3
2023	397.5	20.8	367.3
2024	381.0	16.7	367.3
Thereafter	8,153.3	393.5	9,270.6
Total lease payments	10,160.1	496.0	11,114.5
Less: Imputed interest	(5,585.4)	(270.1)	(6,971.8)
Present value of future lease payments	4,574.7	225.9	4,142.7
Less: Current portion of lease obligations	(124.1)	(6.5)	(40.5)
Long-term portion of lease obligations	$4,450.6	$219.4	$4,102.2

During the year ended December 31, 2019, total payments made under the Triple Net Leases were $869.8 million. During the year ended December 31, 2018, total payments made under the Master Leases and Meadows Lease were $537.4 million. During the year ended December 31, 2017, total payments made under the Penn Master Lease were $455.4 million.
Lessor
The Company leases its hotel rooms to patrons and records the corresponding lessor revenue in “Food, beverage, hotel and other revenues” within our Consolidated Statements of Income. For the years ended December 31, 2019, 2018, and 2017, the Company recognized $311.0 million, $163.6 million, and $129.9 million, of lessor revenues related to the rental of hotel rooms, respectively. Hotel leasing arrangements vary in duration, but are short-term in nature. The cost and accumulated depreciation of property and equipment associated with hotel rooms is included in “Property and equipment, net” within our Consolidated Balance Sheets.

Note 12—Commitments and Contingencies
Litigation
The Company is subject to various legal and administrative proceedings relating to personal injuries, employment matters, commercial transactions, development agreements and other matters arising in the ordinary course of business. Although the Company maintains what it believes is adequate insurance coverage to mitigate the risk of loss pertaining to covered matters, legal and administrative proceedings can be costly, time-consuming and unpredictable. The Company believes that it has meritorious defenses, claims and/or counter-claims with respect to these proceedings, and intends to vigorously defend itself or pursue its claims.
Although no assurance can be given, the Company does not believe that the final outcome of these matters, including costs to defend itself in such matters, will have a material adverse effect on the Company’s Consolidated Financial Statements. Further, no assurance can be given that the amount or scope of existing insurance coverage will be sufficient to cover losses arising from such matters.
Location Share Agreements
Prairie State Gaming (“PSG”) enters into location share agreements with bar and retail establishments in Illinois. These agreements are contracts which allow PSG to place VGTs in the bar or retail establishment in exchange for a percentage of the variable revenue generated by the VGTs. PSG holds the gaming license with the state of Illinois and the location share percentage is determined by the state of Illinois. For the years ended December 31, 2019, 2018 and 2017, the total location share payments made by PSG, which are recorded within our Consolidated Statements of Income as gaming expenses, were $33.1 million, $34.7 million, and $29.7 million, respectively.

Purchase Obligations
The Company has obligations to purchase various goods and services totaling $126.4 million as of December 31, 2019, of which $70.4 million will be incurred in 2020.
Capital Expenditure Commitments
Pursuant to each of our Triple Net Leases, we are obligated to spend a minimum of 1% of annual net revenues, in the aggregate under each lease, on the maintenance of such facilities.
Employee Benefit Plans
The Company maintains a qualified retirement plan under the provisions of Section 401(k) of the Internal Revenue Code of 1986, as amended, which covers all eligible employees (the “Penn 401(k) Plan”). The Penn 401(k) Plan enables participating employees to defer a portion of their salary in a retirement fund to be administered by the Company. The Company makes a discretionary match contribution, where applicable, of 50% of employees’ elective salary deferrals, up to a maximum of 6% of eligible employee compensation. The matching contributions to the Penn 401(k) Plan for the years ended December 31, 2019, 2018 and 2017 were $11.7 million, $6.5 million, and $6.0 million, respectively.
We maintain a non-qualified deferred compensation plan (the “EDC Plan”) that covers most management and other highly-compensated employees. The EDC Plan was effective beginning March 1, 2001. The EDC Plan allows the participants to defer, on a pre-tax basis, a portion of their base annual salary and/or their annual bonus and earn tax-deferred earnings on these deferrals. The EDC Plan also provides for matching Company contributions that vest over a five-year period. The Company has established a trust, and transfers to the trust, on a periodic basis, an amount necessary to provide for its respective future liabilities with respect to participant deferral and Company contribution amounts. The Company’s matching contributions for the EDC Plan for the years ended December 31, 2019, 2018 and 2017 were $2.3 million, $2.3 million, and $2.2 million, respectively. Our deferred compensation liability, which is included in “Accrued expenses and other current liabilities” within the Consolidated Balance Sheets, was $80.1 million and $64.1 million as of December 31, 2019 and 2018, respectively.
Labor Agreements
We are required to have agreements with the horsemen at the majority of our racetracks to conduct our live racing and/or simulcasting activities. In addition, in order to operate gaming machines and table games in West Virginia, the Company must maintain agreements with each of the Charles Town horsemen, pari-mutuel clerks and breeders. As of December 31, 2019, we had 31 collective bargaining agreements covering approximately 5,900 employees. Seven collective bargaining agreements are scheduled to expire in 2020, and we are currently renegotiating three collective bargaining agreements that expired in 2019.
Note 13—Income Taxes
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

The components of the Company’s deferred tax assets and liabilities were as follows:

	December 31,
(in millions)	2019	2018
Deferred tax assets:
Stock-based compensation expense	$11.7	$9.0
Accrued expenses	37.6	42.9
Financing obligations associated with the Master Leases	1,097.6	1,919.7
Unrecognized tax benefits	7.7	6.7
Investments in and advances to unconsolidated affiliates	—	3.6
Net operating losses, interest limitation and tax credit carryforwards	87.6	122.8
Gross deferred tax assets	1,242.2	2,104.7
Less: Valuation allowance	(54.2)	(89.5)
Net deferred tax assets	1,188.0	2,015.2
Deferred tax liabilities:
Property and equipment, not subject to the Master Leases	(53.1)	(47.3)
Property and equipment, subject to the Master Leases	(1,088.9)	(1,599.9)
Investments in and advances to unconsolidated affiliates	(2.9)	—
Undistributed foreign earnings	(0.4)	(0.4)
Intangible assets	(287.3)	(287.0)
Net deferred tax liabilities	(1,432.6)	(1,934.6)
Long-term deferred tax assets (liabilities), net	$(244.6)	$80.6

Upon adoption of the new lease standard on January 1, 2019, we recorded a $739.2 million decrease in net deferred tax assets associated with our financing obligations and $435.4 million decrease in net deferred tax liabilities associated with property and equipment that is subject to our Master Leases. The net amount of these two adjustments was recorded as a decrease to stockholders’ equity (see Note 3, “New Accounting Pronouncements”).
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
As of December 31, 2019, the Company has significant three-year cumulative pretax income of $150.9 million, supporting the position that a federal valuation allowance is not necessary except for the valuation allowance recorded on federal capital loss carryforwards. The Company continues to maintain a valuation allowance of $54.2 million as of December 31, 2019 primarily related to certain state filing groups where we continue to be in a three-year cumulative pretax loss position.
During the year ended December 31, 2018, we released a partial valuation allowance on a capital loss carryforward in the amount of $22.4 million that offset the capital gain realized on the Plainridge Park Casino Sale-Leaseback. This reversal is reflected in our income tax benefit within the Consolidated Statements of Income.
During the third quarter of 2017, we determined that a valuation allowance was no longer required against our federal and state net deferred tax assets for the portion that will be realized. The most significant evidence that led to the reversal of our valuation allowance as of the aforementioned period included, (i) the achievement and sustained growth in our three-year cumulative pretax earnings, (ii) substantial pretax income in seven of the last eight quarters with the only loss reported eight quarters ago, and (iii) the lack of significant goodwill and other intangible asset impairment losses expected in 2017. During the fourth quarter of 2017, there were no material changes to our core business operations that altered our prior interim conclusion to release the valuation allowance against the federal and state net deferred tax assets for the portion that is more-likely-than-not to be realized. As such, we released $741.9 million of our total valuation allowance for the year ended December 31, 2017 due to the positive evidence outweighing the negative evidence thereby allowing us to achieve the more-likely-than-not realization standard.

Overall, our valuation allowance decreased year-over-year by a net amount of $35.3 million, primarily due to the adoption of the new lease standard as of January 1, 2019, and was recorded as an increase to stockholders’ equity. The impact of the new lease standard was partially offset by an increase in the valuation allowance for state net operating loss carryforwards.
Following the ownership changes of the Tropicana Las Vegas, the Company has $120.3 million of total gross federal net operating loss carryforwards that will expire on various dates from 2020 through 2035. The Company acquired federal net operating loss carryforwards from the Pinnacle Acquisition, which were fully utilized as of December 31, 2019. All acquired tax attributes are subject to limitations under the Internal Revenue Code and underlying Treasury Regulations, however, we believe it is more-likely-than-not that the benefit from these tax attributes will be realized.
For state income tax reporting, as of December 31, 2019, we had gross state net operating loss carryforwards aggregating $766.2 million available to reduce future state income taxes, primarily for the Commonwealth of Pennsylvania and the States of Colorado, Iowa, Louisiana, Missouri, New Mexico and Ohio localities. The tax benefit associated with these net operating loss carryforwards was $52.2 million. Due to statutorily limited operating loss carryforwards and income and loss projections in the applicable jurisdictions, a valuation allowance has been recorded to reflect the net operating losses which are not presently expected to be realized in the amount of $36.4 million. If not used, substantially all the carryforwards will expire at various dates from December 31, 2020 through December 31, 2039.
The domestic and foreign components of income (loss) before income taxes for the years ended December 31, 2019, 2018 and 2017 were as follows:

	For the year ended December 31,
(in millions)	2019	2018	2017
Domestic	$85.5	$89.6	$(29.6)
Foreign	0.6	0.3	4.5
Total	$86.1	$89.9	$(25.1)

The components of income tax benefit (expense) for the years ended December 31, 2019, 2018 and 2017 were as follows:

	For the year ended December 31,
(in millions)	2019	2018	2017
Current tax benefit (expense)
Federal	$(12.5)	$(15.3)	$(16.3)
State	(9.2)	(6.4)	(6.1)
Foreign	(0.2)	(1.4)	3.0
Total current	(21.9)	(23.1)	(19.4)
Deferred tax benefit (expense)
Federal	(16.7)	14.6	480.7
State	(4.4)	10.9	39.3
Foreign	—	1.2	(2.1)
Total deferred	(21.1)	26.7	517.9
Total income tax benefit (expense)	$(43.0)	$3.6	$498.5

On December 22, 2017, the President of the United States signed into law comprehensive tax reform legislation commonly known as Tax Cuts and Jobs Act (the “Tax Act”), which most notably, reduced the U.S. federal corporate tax rate from 35% to 21% effective January 1, 2018. For the year ended December 31, 2017, we recorded a provisional amount for certain enactment-date effects of the Tax Act, resulting in a net charge of $266.0 million included as income tax expense within the Consolidated Statements of Income consisting of three components: (i) a $261.3 million charge due to the revaluation of the net deferred tax assets in the U.S. based on the new lower federal income tax rate, (ii) a $2.6 million charge related to the one-time mandatory repatriation tax on previously deferred earnings from our wholly-owned Canadian subsidiary (which we will pay interest-free over eight years) and (iii) a $2.1 million foreign withholding tax charge due to the new favorable U.S. treatment of foreign dividends whereby we have changed our indefinite reinvestment assertion. During the year ended December 31, 2018, we finalized our assessment of the effects of the Tax Act, resulting in a $1.2 million increase to the provisional amount, which increased the effective tax rate by 1.3%.

The following table reconciles the statutory federal income tax rate to the actual effective income tax rate, and related amounts of income tax benefit (expense), for the years ended December 31, 2019, 2018 and 2017:

	For the year ended December 31,
	2019		2018		2017
(in millions, except tax rates)	Percent	Amount	Percent	Amount	Percent	Amount
Percent and amount of pretax income
Federal statutory rate	21.0%	$(18.1)	21.0%	$(18.9)	35.0%	$8.8
State and local income taxes, net of federal benefits	9.9	(8.5)	(6.2)	5.6	6.3	1.6
Nondeductible expenses	4.0	(3.5)	6.9	(6.2)	(16.0)	(4.0)
Goodwill impairment losses	14.4	(12.4)	—	—	(20.5)	(5.1)
Compensation	0.3	(0.3)	(3.8)	3.4	29.5	7.4
Contingent liability settlement	—	—	—	—	22.9	5.7
Foreign	0.1	(0.1)	(0.1)	0.1	11.3	2.8
Valuation allowance	—	—	(20.3)	18.3	2,962.3	741.9
Tax Act - deferred rate change	—	—	—	—	(1,043.5)	(261.3)
Other	0.2	(0.1)	(1.5)	1.3	3.3	0.7
Total effective tax rate and income tax benefit (expense)	49.9%	$(43.0)	(4.0)%	$3.6	1,990.6%	$498.5

A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows:

(in millions)	Unrecognized tax benefits
Unrecognized tax benefits as of January 1, 2017	$26.8
Additions based on current year positions	2.9
Additions based on prior year positions	2.8
Decreases due to settlements and/or reduction in reserves	(1.3)
Currency translation adjustments	(0.1)
Settlement payments	(0.2)
Unrecognized tax benefits as of December 31, 2017	30.9
Additions based on prior year positions	0.8
Decreases due to settlements and/or reduction in reserves	(2.0)
Unrecognized tax benefits as of December 31, 2018	29.7
Additions based on prior year positions	6.5
Decreases due to settlements and/or reduction in reserves	(0.2)
Unrecognized tax benefits as of December 31, 2019	$36.0

During the year ended December 31, 2019, we did not record any new tax reserves, and accrued interest or penalties related to current year uncertain tax positions. Regarding prior year tax positions, we recorded $7.1 million of tax reserves and accrued interest and reversed $0.2 million of previously recorded tax reserves and accrued interest for uncertain tax positions that are anticipated to settle and/or close within the next 12 months. As of December 31, 2019 and 2018, unrecognized tax benefits, inclusive of accruals for income tax related penalties and interest, of $37.2 million and $30.4 million, respectively, were included in “Other long-term liabilities” within the Company’s Consolidated Balance Sheets. Overall, the Company recorded a net tax expense of $2.8 million in connection with its uncertain tax positions for the year ended December 31, 2019.
The liability for unrecognized tax benefits as of December 31, 2019 and 2018 included $29.4 million and $23.6 million, respectively, of tax positions that, if reversed, would affect the effective tax rate. During the years ended December 31, 2019, 2018 and 2017, we recognized $0.1 million, $0.5 million and $1.7 million, respectively, of interest and penalties, net of deferred taxes. The Company had no reductions in previously accrued interest and penalties for the year ended December 31, 2019. We classify any income tax related penalties and interest accrued related to unrecognized tax benefits in “Income tax benefit (expense)” within the Consolidated Statements of Income.
The Company is currently in various stages of the examination process in connection with its open audits. Generally, it is difficult to determine when these examinations will be closed, but the Company reasonably expects that its ASC 740 liabilities will not significantly change over the next twelve months. As of December 31, 2019, the Company is subject to U.S. federal income tax examinations for the tax years 2015, 2016, 2017 and 2018. In addition, we are subject to state and local income tax examinations for various tax years in the taxing jurisdictions in which we operate. As of December 31, 2019 and 2018, prepaid income taxes of $22.2 million and $14.9 million, respectively, were included in “Prepaid expenses” within the Company’s Consolidated Balance Sheets.

Note 14—Stockholders’ Equity
Share Repurchase Program
On January 9, 2019, the Company announced a share repurchase program pursuant to which the Board of Directors authorized to repurchase up to $200.0 million of the Company’s common stock, which expires on December 31, 2020. During the year ended December 31, 2019, the Company repurchased 1,271,823 shares of its common stock in open market transactions for $24.9 million at an average price of $19.55 per share. All repurchased shares were retired.
On February 3, 2017, the Company announced a share repurchase program pursuant to which the Board of Directors authorized to repurchase up to $100.0 million of the Company’s common stock, which expired on February 1, 2019. During the years ended December 31, 2018 and 2017, the Company repurchased 2,299,498 and 1,264,149 shares, respectively, of its common stock in open market transactions for $50.0 million at an average price of $21.74 per share and $24.8 million at an average price of $19.59 per share, respectively. All repurchased shares were retired.
Preferred Stock
The Company previously issued two series of preferred stock, Series B and Series C, each with a par value of $0.01 per share. As of December 31, 2019 and 2018, there were 1,000,000 and 18,500 shares authorized of our Series B and Series C preferred stock, respectively. There were no shares outstanding of either Series B or Series C preferred stock as of December 31, 2019 and 2018.

Note 15—Stock-Based Compensation
2018 Long Term Incentive Compensation Plan
In June 2018, the Company’s shareholders approved the 2018 Long Term Incentive Compensation Plan (the “2018 Plan”), which permits the Company to issue stock options (incentive and/or non-qualified), stock appreciation rights (“SARs”), restricted stock awards (“RSAs”), phantom stock units (“PSUs”) and other equity and cash awards to employees. Non-employee directors are eligible to receive all such awards, other than incentive stock options. Pursuant to the 2018 Plan, 12,700,000 shares of the Company’s common stock are reserved for issuance. For purposes of determining the number of shares available for issuance under the 2018 Plan, stock options and SARs count against the 12,700,000 limit as one share of common stock for each share granted and restricted stock or any other full value stock award count as issuing 2.30 shares of common stock for each share granted. Any awards that are not settled in shares of common stock are not counted against the limit. As of December 31, 2019, there were 8,417,411 shares available for future grants under the 2018 Plan.
2008 Long Term Incentive Compensation Plan
In November 2008, the Company’s shareholders approved the 2008 Long Term Incentive Compensation Plan (the “2008 Plan”), which permitted the Company to issue stock options (incentive and/or non-qualified), SARs, RSAs, PSUs and other equity and cash awards to employees. Non-employee directors were eligible to receive all such awards, other than incentive stock options. Upon approval of the 2018 Plan, awards were no longer available to be granted under the 2008 Plan. However, the 2008 Plan remains in place until all of the awards previously granted thereunder have been paid, forfeited or expired.
Stock-based Compensation Expense
Stock-based compensation expense, which pertains principally to our stock options and RSAs, for the years ended December 31, 2019, 2018 and 2017 totaled $14.9 million, $12.0 million and $7.8 million, respectively, and is included within the Consolidated Statements of Income under “General and administrative.”
Stock Options
Stock options that expire between April 1, 2020 and October 1, 2029 have been granted to officers, directors, employees, and predecessor employees to purchase common stock at prices ranging from $11.61 to $32.90 per share. All options were granted at the fair market value of the common stock on the grant date (as defined in the respective plan document) and have contractual lives ranging from two to ten years. The Company issues new authorized common shares to satisfy stock option exercises.
The following table contains information about our stock options:

	Number of Option Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding as of January 1, 2019	5,869,211	$15.14
Granted	2,436,811	$19.24
Exercised	(230,644)	$14.32
Forfeited	(257,942)	$19.44
Outstanding as of December 31, 2019	7,817,436	$16.30	4.84	$75.1
Exercisable as of December 31, 2019	4,071,052	$13.62	2.49	$49.2

The weighted-average grant-date fair value of options granted during the years ended December 31, 2019, 2018 and 2017 was $6.39, $9.88 and $4.48, respectively. The aggregate intrinsic value of stock options exercised during the years ended December 31, 2019, 2018 and 2017 was $2.0 million, $28.7 million and $15.8 million, respectively. The total fair value of stock options that vested during the years ended December 31, 2019, 2018 and 2017 was $6.2 million, $5.9 million and $6.4 million, respectively.
The following table summarizes information about our outstanding stock options as of December 31, 2019:

	Exercise Price Range			Total
	$11.61 to $16.93	$17.77 to $25.05	$30.74 to $32.90	$11.61 to $32.90
Outstanding options
Number outstanding	4,842,725	2,368,886	605,825	7,817,436
Weighted-average remaining contractual term (in years)	2.66	9.27	4.95	4.84
Weighted-average exercise price	$13.06	$19.23	$30.75	$16.30
Exercisable options
Number outstanding	3,901,333	10,584	159,135	4,071,052
Weighted-average exercise price	$12.91	$18.62	$30.75	$13.62

As of December 31, 2019, the unamortized compensation costs not yet recognized related to stock options granted totaled $16.9 million and the weighted-average period over which the costs are expected to be recognized was 2.9 years.
The following are the weighted-average assumptions used in the Black-Scholes option-pricing model for the years ended December 31, 2019, 2018 and 2017:

	For the year ended December 31,
	2019	2018	2017
Risk-free interest rate	2.00%	2.26%	1.97%
Expected volatility	32.90%	30.80%	30.66%
Dividend yield	—	—	—
Weighted-average expected life (in years)	5.30	5.30	5.30

Restricted Stock Awards
As noted above, the Company grants RSAs to our employees and certain non-employee directors. In addition, the Company issues its named executive officers (“NEOs”) and other key executives RSAs with performance conditions (we refer to our RSAs with performance conditions as “PSAs”), which are discussed in further detail below.

Performance Share Programs
The Company’s Performance Share Programs (as defined below) were adopted in order to provide our NEOs and certain other key executives with stock-based compensation tied directly to the Company’s performance, which further aligns their interests with those of shareholders and provides compensation only if the designated performance goals are met for the applicable performance periods.
On February 14, 2019, the Company’s Compensation Committee of the Board of Directors adopted a performance share program (the “Performance Share Program II”) pursuant to the 2018 Plan, which, for awards made in 2019, provided for the issuance of 278,780 PSAs, at target, to be granted in one-third increments.
On February 6, 2018, our Compensation Committee adopted a performance share program (the “2018 Performance Share Program”) pursuant to the 2018 Plan, which provided for the issuance of 197,727 PSAs, at target, to be granted in one-third increments.
On February 9, 2016, our Compensation Committee adopted a performance share program (the “2016 Performance Share Program” and collectively with the Performance Share Program II and the 2018 Performance Share Program, the “Performance Share Programs”) pursuant to the 2008 Plan, which provided for the issuance of 189,085 PSAs, at target, to be granted in one-third increments. In addition, the 2016 Performance Share Program provided for the issuance of 172,245 PSAs, at target, on February 17, 2017, to be granted in one-third increments.
PSAs issued pursuant to the Performance Share Programs consist of three one-year performance periods over a three-year service period. The awards have the potential to be earned at between 0% and 150% of the number of shares granted depending on achievement of the annual performance goals, but remain subject to vesting for the full three-year service period.
The performance goal as it pertains to the first and second performance periods of the awards granted under the Performance Share Program II is based on a combination of EBITDA, adjusted for certain items, principally payments made to our REIT landlords (“EBITDA, as adjusted”); and run-rate cost synergies from the Pinnacle Acquisition. The performance goal for the third performance period is based on EBITDA, as adjusted. The performance goals for each of the one-year performance periods of the awards granted under the 2018 Performance Share Program and 2016 Performance Share Program are based on EBITDA, as adjusted. Awards are not considered granted, for accounting purposes, under the Performance Share Programs until the targets are established and mutually understood by the Company and the individuals receiving the PSAs.
The grant date fair value of our RSAs is based on the most recent closing stock price of the Company’s shares of common stock. The stock-based compensation expense is recognized over the remaining service period at the time of grant, adjusted for the Company’s expectation of the achievement of the performance conditions.
The following table contains information on our RSAs:

	With Performance Conditions		Without Performance Conditions
	Number of Shares	Weighted- Average Grant Date Fair Value	Number of Shares	Weighted- Average Grant Date Fair Value
Nonvested as of January 1, 2019	351,472	$22.10	207,349	$25.55
Granted	253,609	$23.55	175,795	$19.44
Vested	(193,799)	$19.36	(35,758)	$18.05
Forfeited	(15,920)	$22.60	(48,907)	$23.71
Nonvested as of December 31, 2019	395,362	$24.35	298,479	$23.15

As of December 31, 2019, the unamortized compensation costs not yet recognized related to RSAs totaled $7.9 million and the weighted-average period over which the costs are expected to be recognized is 1.9 years. The total fair value of RSAs that vested during the years ended December 31, 2019, 2018 and 2017 was $5.5 million, $0.9 million and $1.0 million, respectively.
Phantom Stock Units
Our PSUs, which vest over a period of three to four years, entitle employees and directors to receive cash based on the fair value of the Company’s common stock on the vesting date. The PSUs are accounted for as liability awards and are re-measured at fair value each reporting period until they become vested with compensation expense being recognized over the requisite service period. The Company has a liability, which is included in “Accrued expenses and other current liabilities” within the

Consolidated Balance Sheets, associated with its PSUs of $3.3 million and $1.7 million as of December 31, 2019 and 2018, respectively.
For PSUs held by employees and directors of the Company, there was $3.3 million of total unrecognized compensation cost as of December 31, 2019 that will be recognized over the awards remaining weighted-average vesting period of 1.6 years. For the years ended December 31, 2019, 2018 and 2017, the Company recognized $4.1 million, $1.1 million, and $11.9 million of compensation expense associated with these awards, respectively. Compensation expense associated with our PSUs is recorded in “General and administrative” within the Consolidated Statements of Income. We paid $2.5 million, $4.2 million, and $12.7 million during the years ended December 31, 2019, 2018 and 2017, respectively, pertaining to our cash-settled PSUs.
Stock Appreciation Rights
The fair value of SARs is calculated each reporting period and estimated using the Black-Scholes option pricing model. Our SARs, which vest over a period of four years, are accounted for as liability awards since they will be settled in cash. Accordingly, the Company has a liability, which is included in “Accrued expenses and other current liabilities” within the Consolidated Balance Sheets, associated with its SARs of $14.4 million and $6.8 million as of December 31, 2019 and 2018, respectively.
For SARs held by employees of the Company, there was $9.6 million of total unrecognized compensation cost as of December 31, 2019 that will be recognized over the awards remaining weighted-average vesting period of 2.6 years. For the year ended December 31, 2019, the Company recognized compensation expense of $10.7 million as compared to a reduction to compensation expense of $6.7 million and compensation expense of $21.9 million for the years ended December 31, 2018 and 2017, respectively, associated with these awards. Compensation expense associated with our SARs is recorded in “General and administrative” within the Consolidated Statements of Income. We paid $3.5 million, $10.5 million and $6.2 million during the years ended December 31, 2019, 2018 and 2017, respectively, pertaining to our cash-settled SARs.

Note 16—Earnings per Share
The following table reconciles the weighted-average common shares outstanding used in the calculation of basic EPS to the weighted-average common shares outstanding used in the calculation of diluted EPS for the years ended December 31, 2019, 2018 and 2017:

	For the year ended December 31,
(in millions)	2019	2018	2017
Determination of shares:
Weighted-average common shares outstanding	115.7	97.1	90.9
Assumed conversion of dilutive stock options	1.8	3.0	2.4
Assumed conversion of dilutive restricted stock awards	0.3	0.2	0.1
Diluted weighted-average common shares outstanding	117.8	100.3	93.4

Options to purchase 2,353,307, 656,588, and 51,803 shares were outstanding during the years ended December 31, 2019, 2018 and 2017, respectively, but were not included in the computation of diluted EPS because they were antidilutive.
The following table presents the calculation of basic and diluted EPS for the Company’s common stock for the years ended December 31, 2019, 2018 and 2017:

	For the year ended December 31,
(in millions, except per share data)	2019	2018	2017
Calculation of basic EPS:
Net income applicable to common stock	$43.9	$93.5	$473.4
Weighted-average common shares outstanding	115.7	97.1	90.9
Basic EPS	$0.38	$0.96	$5.21
Calculation of diluted EPS:
Net income applicable to common stock	43.9	93.5	473.4
Diluted weighted-average common shares outstanding	117.8	100.3	93.4
Diluted EPS	$0.37	$0.93	$5.07

Note 17—Segment Information
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

	For the year ended December 31,
(in millions)	2019	2018	2017
Revenues:
Northeast segment	$2,399.9	$1,891.5	$1,756.6
South segment	1,118.9	394.4	224.3
West segment	642.5	437.9	380.4
Midwest segment	1,094.5	823.7	735.0
Other (1)	47.5	40.4	51.7
Intersegment eliminations (2)	(1.9)	—	—
Total	$5,301.4	$3,587.9	$3,148.0

Adjusted EBITDAR (3):
Northeast segment	$720.8	$583.8	$549.3
South segment	369.8	118.9	62.6
West segment	198.8	114.3	72.7
Midwest segment	403.6	294.3	249.7
Other (1)	(87.8)	(68.1)	(55.2)
Total (3)	1,605.2	1,043.2	879.1

Other operating benefits (costs) and other income (expenses):
Rent expense associated with triple net operating leases (4)	(366.4)	(3.8)	—
Stock-based compensation	(14.9)	(12.0)	(7.8)
Cash-settled stock-based awards variance	(0.8)	19.6	(23.4)
Loss on disposal of assets	(5.5)	(3.2)	(0.2)
Contingent purchase price	(7.0)	(0.5)	6.8
Pre-opening and acquisition costs	(22.3)	(95.0)	(9.7)
Depreciation and amortization	(414.2)	(269.0)	(267.1)
Impairment losses	(173.1)	(34.9)	(18.0)
Recoveries on (provision for) loan loss and unfunded loan commitments	—	17.0	(89.8)
Insurance recoveries, net of deductible charges	3.0	0.1	0.3
Non-operating items for Kansas JV	(3.7)	(5.1)	(5.8)
Interest expense, net	(534.2)	(538.4)	(463.2)
Loss on early extinguishment of debt	—	(21.0)	(24.0)
Other	20.0	(7.1)	(2.3)
Income before income taxes	86.1	89.9	(25.1)
Income tax benefit (expense)	(43.0)	3.6	498.5
Net income	$43.1	$93.5	$473.4

(1)
The Other category consists of the Company’s stand-alone racing operations, namely Sanford-Orlando Kennel Club and the Company’s JV interests in Sam Houston Race Park, Valley Race Park, and Freehold Raceway. The Other category also includes Penn Interactive; which operates social gaming, our internally-branded retail sportsbooks, and iGaming; our management contract for Retama Park Racetrack; and HPT. Expenses incurred for corporate and shared services activities that are directly attributable to a property or are otherwise incurred to support a property are allocated to each property. The Other category also includes corporate overhead costs, which consist of certain expenses, such as: payroll, professional fees, travel expenses and other general and administrative expenses that do not directly relate to or have not otherwise been allocated to a property.

(2)	Represents the elimination of intersegment revenues associated with Penn Interactive and HPT.

(3)
We define Adjusted EBITDAR as earnings before interest expense, net; income taxes; depreciation and amortization; rent expense associated with triple net operating leases (see footnote (4) below); stock-based compensation; debt extinguishment and financing charges; impairment charges; insurance recoveries and deductible charges; changes in the estimated fair value of our contingent purchase price obligations; gain or loss on disposal of assets; the difference between budget and actual expense for cash-settled stock-based awards; pre-opening and acquisition costs; and other income or expenses. Adjusted EBITDAR is also inclusive of income or loss from unconsolidated affiliates, with our share of non-operating items (such as depreciation and amortization) added back for our JV in Kansas Entertainment.

(4)	The Company’s triple net operating leases include certain components of the Master Leases (primarily land), the Meadows Lease, the Margaritaville Lease, and the Greektown Lease.

	For the year ended December 31,
(in millions)	2019	2018	2017
Capital expenditures:
Northeast segment	$96.2	$38.9	$26.3
South segment	29.8	10.6	6.3
West segment	21.2	12.8	35.7
Midwest segment	32.7	25.3	26.2
Other	10.7	5.0	4.8
Total capital expenditures	$190.6	$92.6	$99.3

(in millions)	Northeast	South	West	Midwest	Other	Total
As of December 31, 2019
Investment in and advances to unconsolidated affiliates	$0.1	$—	$—	$90.9	$37.3	$128.3
Total assets (1)	$2,273.7	$1,397.0	$752.1	$1,412.2	$8,359.5	$14,194.5

As of December 31, 2018
Investment in and advances to unconsolidated affiliates	$0.1	$—	$—	$89.4	$39.0	$128.5
Total assets (2)	$1,330.2	$1,082.3	$755.7	$1,411.5	$6,381.3	$10,961.0

As of December 31, 2017
Investment in and advances to unconsolidated affiliates	$0.1	$—	$—	$88.3	$60.5	$148.9
Total assets (2)	$921.0	$169.3	$625.0	$970.8	$2,548.7	$5,234.8

(1)
As of December 31, 2019, total assets of the Other category includes the real estate assets subject to the Master Leases, which are either classified as property and equipment, operating lease ROU assets, or finance lease ROU assets, depending on whether the underlying component of the Master Leases was determined to be an operating lease, a finance lease, or continue to be financing obligations, upon adoption of ASC 842.

(2)	As of December 31, 2018 and 2017, total assets of the Other category includes the real estate assets subject to the Master Leases, which are classified as property and equipment.

Note 18—Fair Value Measurements
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
Equity Securities
As of December 31, 2019, we held $40.5 million in equity securities, including ordinary shares and warrants, which are reported as “Other assets” in our Consolidated Balance Sheet. As discussed in Note 2, “Significant Accounting Policies,” these equity securities are the result of Penn Interactive entering into multi-year agreements with third-party sports betting operators for online sports betting and related iGaming market access across our portfolio during the third quarter of 2019.
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
As of December 31, 2019 and 2018, PRP held $15.1 million and $16.9 million, respectively, in promissory notes issued by RDC and $6.7 million and $7.5 million, respectively, in local government corporation bonds issued by RDC, at amortized cost. The promissory notes and the local government corporation bonds are collateralized by the assets of Retama Park Racetrack. As of December 31, 2019 and 2018, the promissory notes and the local government corporation bonds, which have long-term contractual maturities, are included in “Other assets” within our Consolidated Balance Sheets.
During the year ended December 31, 2019, principally due to the lack of legislative progress and on-going negative operating results of Retama Park Racetrack, we recorded an other-than-temporary impairment on the promissory notes and the local government corporation bonds totaling $2.5 million, which is included in “Impairment losses” within our Consolidated Statements of Income.
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
Long-term Debt
The fair value of our Term Loan A Facility, Term Loan B-1 Facility and 5.625% Notes is estimated based on quoted prices in active markets and is classified as a Level 1 measurement. The fair value of our Revolving Credit Facility approximates its carrying amount as it is revolving, variable rate debt, which we also classify as a Level 1 measurement.
Other long-term obligations as of December 31, 2019 and 2018 included the relocation fees for Dayton and Mahoning Valley, which are discussed in Note 10, “Long-term Debt,” and the repayment obligation of the hotel and event center located near Hollywood Casino Lawrenceburg. The fair values of these long-term obligations are estimated based on rates consistent with the Company’s credit rating for comparable terms and debt instruments and are classified as Level 2 measurements.
Other Liabilities
Other liabilities as of December 31, 2019 and 2018 principally consists of contingent purchase price related to Plainridge Park Casino and Absolute Games, LLC, which was acquired by Penn Interactive during the second quarter of 2018. The Plainridge Park Casino contingent purchase price is calculated based on earnings of the gaming operations over the first ten years of operations, which commenced in June 2015. As of December 31, 2019 and 2018, we were contractually obligated to make six and seven additional annual payments, respectively. The Absolute Games, LLC, contingent purchase price is calculated based on earnings over the first two years of operations after the acquisition. As of December 31, 2019, we were contractually obligated to make one additional payment, corresponding to the second year of operations after the acquisition, which will become payable in the third quarter of 2020. The fair value of these liabilities, which are both estimated based on an income approach using a DCF model and have been classified as Level 3 measurements, are included within our Consolidated Balance Sheets in “Accrued expenses and other current liabilities” or “Other long-term liabilities,” depending on the timing of the next payment.
The carrying amounts and estimated fair values by input level of the Company’s financial instruments were as follows:

	December 31, 2019
(in millions)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$437.4	$437.4	$437.4	$—	$—
Equity securities	$40.5	$40.5	$—	$40.5	$—
Held-to-maturity securities	$6.7	$6.7	$—	$6.7	$—
Promissory notes	$15.1	$15.1	$—	$15.1	$—
Financial liabilities:
Long-term debt
Senior Secured Credit Facilities	$1,896.5	$1,930.6	$1,930.6	$—	$—
5.625% Notes	$399.4	$426.0	$426.0	$—	$—
Other long-term obligations	$89.2	$89.7	$—	$89.7	$—
Other liabilities	$20.3	$20.3	$—	$2.8	$17.5

	December 31, 2018
(in millions)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$479.6	$479.6	$479.6	$—	$—
Held-to-maturity securities	$7.5	$7.9	$—	$7.9	$—
Promissory notes	$16.9	$17.4	$—	$17.4	$—
Financial liabilities:
Long-term debt
Senior Secured Credit Facilities	$1,907.9	$1,886.3	$1,886.3	$—	$—
5.625% Notes	$399.3	$360.0	$360.0	$—	$—
Other long-term obligations	$104.6	$96.3	$—	$96.3	$—
Other liabilities	$21.9	$21.8	$—	$2.8	$19.0

The following table summarizes the changes in fair value of our Level 3 liabilities measured on a recurring basis:

Other Liabilities
(in millions)	Contingent Purchase Price
Balance as of January 1, 2017	$48.2
Additions	0.9
Payments	(19.6)
Included in earnings (1)	(6.8)
Balance as of December 31, 2017	22.7
Payments	(4.2)
Included in earnings (1)	0.5
Balance as of December 31, 2018	19.0
Payments	(8.5)
Included in earnings (1)	7.0
Balance as of December 31, 2019	$17.5

(1)	The expense is included in “General and administrative” within our Consolidated Statements of Income.
The following table sets forth the assets measured at fair value on a non-recurring basis during the years ended December 31, 2019 and 2018:

(in millions)	Valuation Date	Valuation Technique	Level 1	Level 2	Level 3	Total Balance	Total Reduction in Fair Value Recorded
Goodwill	10/1/2019	Discounted cash flow and market approach	$—	$—	$161.1	$161.1	$(88.0)
Gaming licenses	10/1/2019	Discounted cash flow	$—	$—	$290.0	$290.0	$(62.6)
Trademarks	10/1/2019	Discounted cash flow	$—	$—	$87.5	$87.5	$(20.0)
Property and equipment (1)	12/31/2018	Cost and market approach	$—	$—	$—	$—	$(34.3)

(1)
The fair value, which was concluded to be zero, of our property and equipment associated with Resorts Casino Tunica was determined using Level 2 inputs. See Note 7, “Property and Equipment” for more information.

The following table summarizes the significant unobservable inputs used in calculating fair value for our Level 3 liabilities on a recurring basis as of December 31, 2019:

	Valuation Technique	Unobservable Input	Discount Rate
Plainridge Park Casino contingent purchase price	Discounted cash flow	Discount rate	5.63%

As discussed in Note 8, “Goodwill and Other Intangible Assets,” we recorded impairments on our gaming licenses and trademarks, which are indefinite-lived intangible assets, as a result of our 2019 annual assessment for impairment. The following table presents quantitative information about the significant unobservable inputs used in the fair value measurements of other indefinite-lived intangible assets as of the valuation date below:

(in millions)	Fair Value	Valuation Technique	Unobservable Input	Range or Amount
As of October 1, 2019
Gaming licenses	$290.0	Discounted cash flow	Discount rate	10.5% - 11.25%
			Long-term revenue growth rate	2.0%
Trademarks	$87.5	Discounted cash flow	Discount rate	10.5% - 11.25%
			Long-term revenue growth rate	2.0%
			Pretax royalty rate	1.0% - 2.0%

Note 19—Related Party Transactions
The Company currently leases executive office buildings in Wyomissing, Pennsylvania from affiliates of its Chairman Emeritus of the Board of Directors. Rent expense for the years ended December 31, 2019, 2018 and 2017 was $1.2 million, $1.3 million and $1.2 million, respectively. Certain of the leases for the office space expired in May 2019, but have been extended on a month-to-month basis; the remaining long-term lease for the office space expires in August 2024. The future minimum lease commitments relating to these leases as of December 31, 2019 were $1.8 million.

Note 20—Summarized Quarterly Data (Unaudited)
The following table summarizes the quarterly results of operations for the years ended December 31, 2019 and 2018:

	Fiscal Quarter
(in millions, except per share data)	First	Second	Third	Fourth (1)
2019
Revenues	$1,282.6	$1,323.1	$1,354.5	$1,341.2
Operating income	$182.4	$198.4	$179.8	$11.3
Net income (loss)	$41.0	$51.3	$43.7	$(92.9)
Earnings (loss) per common share:
Basic earnings (loss) per common share	$0.35	$0.44	$0.38	$(0.80)
Diluted earnings (loss) per common share	$0.35	$0.44	$0.38	$(0.80)

	Fiscal Quarter
(in millions, except per share data)	First	Second (2)	Third	Fourth (3)
2018
Revenues	$816.1	$826.9	$789.7	$1,155.3
Operating income	$172.1	$181.8	$155.8	$124.4
Net income (loss)	$45.4	$54.0	$36.1	$(42.0)
Earnings (loss) per common share:
Basic earnings (loss) per common share	$0.50	$0.59	$0.39	$(0.37)
Diluted earnings (loss) per common share	$0.48	$0.57	$0.38	$(0.37)

(1)	During the fourth quarter of 2019, we recorded $170.6 million of impairment on our goodwill and other intangible assets. See Note 8, “Goodwill and Other Intangible Assets,” for further details.

(2)
During the second quarter of 2018, the Company recorded a recovery of loan losses and unfunded loan commitments of $17.0 million relating to the JIVDC. See Note 5, “Acquisitions and Other Investments,” for further details.

(3)
During the fourth quarter of 2018, we acquired Pinnacle, which resulted in the incurrence of $74.7 million in pre-opening and acquisition costs. See Note 5, “Acquisitions and Other Investments,” for further details. In addition, we recorded a $34.3 million impairment of long-lived assets. See Note 7, “Property and Equipment,” for further details. Lastly, we recorded a $17.2 million loss on early extinguishment of debt. See Note 10, “Long-term Debt,” for more details.

Note 21—Subsequent Events
In February 2020, we closed on our investment in Barstool Sports, Inc. (“Barstool Sports”), a leading digital sports, entertainment and media platform, pursuant to a stock purchase agreement with Barstool Sports and certain stockholders of Barstool Sports (the “Sellers”), in which we purchased approximately 36% of the common stock, par value $0.0001 per share, of Barstool Sports (“Barstool Sports Common Stock”) for a purchase price of approximately $163.0 million. The purchase price consisted of approximately $135.0 million in cash and $28.0 million in shares of non-voting convertible preferred stock of the Company (the “Penn Preferred Stock”). 1/1,000th of a share of the Penn Preferred Stock will be convertible into one share of common stock, par value $0.01 per share, of the Company (“Penn Common Stock”), and the Penn Preferred Stock will be entitled to participate equally and ratably in all dividends and distributions paid to holders of Penn Common Stock based on the number of shares of Penn Common Stock into which such Penn Preferred Stock could convert.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.	CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
 The Company’s management, under the supervision and with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of December 31, 2019, which is the end of the period covered by this Annual Report on Form 10-K. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well-designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2019 to ensure that information required to be disclosed by the Company in reports we file or submit under the Exchange Act is (i) recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the United States Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to the Company’s management, including the Company’s principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.
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
Our management assessed the effectiveness of our internal control over financial reporting, and concluded that it was effective as of December 31, 2019. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework (2013 framework).
On May 23, 2019, the Company acquired Greektown Casino-Hotel (“Greektown”). Since the Company has not yet fully incorporated the internal controls and procedures of Greektown into the Company’s internal control over financial reporting, management excluded Greektown from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019. This acquisition constituted approximately 6% of the Company’s total consolidated assets and approximately 4% of the Company’s consolidated revenues as of and for the year ended December 31, 2019, respectively.
Based on this assessment, management determined that the Company maintained effective internal control over financial reporting as of December 31, 2019.
Deloitte & Touche LLP, the Company’s independent registered public accounting firm that audited the Consolidated Financial Statements for the year ended December 31, 2019, issued an attestation report on the Company’s internal control over financial reporting which immediately follows this report.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the fiscal quarter ended December 31, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Penn National Gaming, Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Penn National Gaming, Inc. and subsidiaries (the “Company”) as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2019, of the Company and our report dated February 27, 2020, expressed an unqualified opinion on those financial statements and included an explanatory paragraph regarding the Company’s adoption of a new accounting standard.
As described in Management’s Report on Internal Control Over Financial Reporting, management excluded from its assessment the internal control over financial reporting at Greektown Casino-Hotel which was acquired on May 23, 2019 and whose financial statements constitute approximately 6% of the Company’s total consolidated assets and approximately 4% of the Company’s total consolidated net revenues as of and for the year ended December 31, 2019. Accordingly, our audit did not include the internal control over financial reporting at Greektown Casino-Hotel.
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
February 27, 2020

ITEM 9B.	OTHER INFORMATION
None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The remaining information required by this item concerning directors and corporate governance is hereby incorporated by reference to the Company’s definitive proxy statement for its Annual Meeting of Shareholders (the “2020 Proxy Statement”), to be filed with the U.S. Securities and Exchange Commission within 120 days after December 31, 2019, pursuant to Regulation 14A under the Securities Act. Information required by this item concerning executive officers is included in Part I of this Annual Report on Form 10-K.

ITEM 11.	EXECUTIVE COMPENSATION
The information required by this item is hereby incorporated by reference to the 2020 Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS
The information required by this item is hereby incorporated by reference to the 2020 Proxy Statement.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
The information required by this item is hereby incorporated by reference to the 2020 Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this item is hereby incorporated by reference to the 2020 Proxy Statement.

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
2.1††
Agreement and Plan of Merger by and among Pinnacle Entertainment, Inc., Penn National Gaming, Inc. and Franchise Merger Sub, Inc., dated as of December 17, 2017 is hereby incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on December 20, 2017. (SEC File No. 000-24206)

2.2††
Membership Interest Purchase Agreement by and among Boyd Gaming Corporation, Boyd TCIV, LLC, Penn National Gaming, Inc., Pinnacle Entertainment, Inc. and Pinnacle MLS, LLC, dated as of December 17, 2017 is hereby incorporated by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K filed on December 20, 2017. (SEC File No. 000-24206)

2.3††
Consent Agreement by and among Gaming and Leisure Properties, Inc., Gold Merger Sub, LLC, PA Meadows, LLC, WTA II, Inc., CCR Pennsylvania Racing, Inc., Penn National Gaming, Inc., PNK Development 33, LLC, Pinnacle Entertainment, Inc. and Pinnacle MLS, LLC, dated as of December 17, 2017 is hereby incorporated by reference to Exhibit 2.3 to the Company’s Current Report on Form 8-K filed on December 20, 2017. (SEC File No. 000-24206)

2.4††
Master Lease Commitment and Rent Allocation Agreement by and among Boyd Gaming Corporation, Boyd TCIV, LLC, Penn National Gaming, Inc., Gaming and Leisure Properties, Inc. and Gold Merger Sub, LLC, dated as of December 17, 2017 is hereby incorporated by reference to Exhibit 2.4 to the Company’s Current Report on Form 8-K filed on December 20, 2017. (SEC File No. 000-24206)

2.5††
Purchase Agreement by and between Plainville Gaming and Redevelopment, LLC, Penn National Gaming, Inc. and Gold Merger Sub, LLC, dated as of December 17, 2017 is hereby incorporated by reference to Exhibit 2.5 to the Company’s Current Report on Form 8-K filed on December 20, 2017. (SEC File No. 000-24206)

2.6††
Purchase Agreement by and between Penn National Gaming, Inc., Gold Merger Sub, LLC, and upon their execution and delivery of the joinder, PNK (Ohio), LLC and Pinnacle Entertainment, Inc., dated as of December 17, 2017 is hereby incorporated by reference to Exhibit 2.6 to the Company’s Current Report on Form 8-K filed on December 20, 2017. (SEC File No. 000-24206)

2.7††
Agreement and Plan of Merger dated as of June 18, 2018, among VICI Properties Inc., Riverview Merger Sub Inc., Penn Tenant II, LLC, Penn National Gaming, Inc., Bossier Casino Venture (HoldCo), Inc. and Silver Slipper Gaming, LLC is hereby incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on June 19, 2018. (SEC File No. 000-24206)

2.8††
Transaction Agreement, dated as of November 13, 2018, among Penn Tenant III, LLC, VICI Properties L.P., and Greektown Mothership LLC is hereby incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on November 14, 2018. (SEC File No. 000-24206)

2.9††
Stock Purchase Agreement by and among Penn National Gaming, Inc., Barstool Sports, Inc., TCG XII, LLC, TCG Digital Spots, LLC and the Individuals Set Forth on Schedule A, dated as of January 28, 2020 is hereby incorporated by reference to the Company’s Current Report on Form 8-K filed on January 29, 2020. (SEC File No. 000-24206)

3.1
Amended and Restated Articles of Incorporation of Penn National Gaming, Inc., filed with the Pennsylvania Department of State on October 15, 1996, as amended by the Articles of Amendments to the Amended and Restated Articles of Incorporation filed with the Pennsylvania Department of State on November 13, 1996, July 23, 2001 and December 28, 2007 and the Statement with Respect to Shares of Series C Convertible Preferred Stock of Penn National Gaming, Inc. dated as of January 17, 2013, is hereby incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018. (SEC File No. 000-24206)

Exhibit
Number	Description of Exhibit
3.2
Fourth Amended and Restated Bylaws of Penn National Gaming, Inc., as amended on May 28, 2019, is hereby incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on May 31, 2019. (SEC File No. 000-24206)

4.1
Specimen certificate for shares of Common Stock, par value of $.01 per share, for Penn National Gaming, Inc. is hereby incorporated by reference to Exhibit 3.6 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003. (SEC File No. 000-24206)

4.2
Indenture, dated as of January 19, 2017 between Penn National Gaming, Inc. and Wells Fargo Bank, N.A., as Trustee, relating to the 5.625% Senior Notes due 2027 is hereby incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on January 20, 2017. (SEC File No. 000-24206)

4.3	Form of Note for 5.625% Senior Notes due 2027 is hereby incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on January 20, 2017. (SEC File No. 000-24206)

4.4*	Description of Securities.

9.1***
Form of Trust Agreement of Peter D. Carlino, Peter M. Carlino, Richard J. Carlino, David E. Carlino, Susan F. Harrington, Anne de Lourdes Irwin, Robert M. Carlino, Stephen P. Carlino and Rosina E. Carlino Gilbert is hereby incorporated by reference to the Company’s Registration Statement on Form S-1, dated May 26, 1994. (SEC File No. 33-77758)

10.1†
Penn National Gaming, Inc. Deferred Compensation Plan (the “Plan”), as amended and restated effective April 4, 2013, as amended by that First Amendment, Second Amendment, Third Amendment and Fourth Amendment to the Plan, effective November 1, 2013, October 1, 2015, January 1, 2017 and January 1, 2017, respectively, is hereby incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018. (SEC File No. 000-24206)

10.2†
Penn National Gaming, Inc. 2008 Long Term Incentive Compensation Plan, as amended is hereby incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2017. (SEC File No. 000-24206)

10.2(a)†
Form of Non-Qualified Stock Option Certificate for the Penn National Gaming, Inc. 2008 Long Term Incentive Compensation Plan is hereby incorporated by reference to Exhibit 10.33 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008. (SEC File No. 000-24206)

10.2(b)†
Form of Restricted Stock Award for the Penn National Gaming, Inc. 2008 Long Term Incentive Compensation Plan is hereby incorporated by reference to Exhibit 10.32 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009. (SEC File No. 000-24206)

10.2(c)†
Form of Notice of Award of Phantom Stock for Penn National Gaming, Inc. 2008 Long Term Incentive Compensation Plan is hereby incorporated by reference to Exhibit 10.32 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010. (SEC File No. 000-24206)

10.2(d)†
Form of Stock Appreciation Rights for the Penn National Gaming, Inc. 2008 Long Term Incentive Compensation Plan is hereby incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly report ended March 31, 2014. (SEC File No. 000-24206)

10.2(e)†
Penn National Gaming, Inc. Performance Share Program under the Penn National Gaming, Inc. 2008 Long Term Incentive Compensation Plan, as amended, is hereby incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 11, 2016). (SEC File No. 000-24206)

10.2(e)(i)†
Form of Performance Shares Award Certificate for Performance Share Program under the Penn National Gaming, Inc. 2008 Long Term Incentive Compensation Plan, as amended, is hereby incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2017. (SEC File No. 000-24206)

10.2(e)(ii)†
Form of Notice of Restricted Stock for Performance Share Program under the Penn National Gaming, Inc. 2008 Long Term Incentive Compensation Plan, as amended, is hereby incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017. (SEC File No. 000-24206)

Exhibit
Number	Description of Exhibit
10.3†
Penn National Gaming, Inc. 2018 Long Term Incentive Compensation Plan is hereby incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 13, 2018. (SEC File No. 000-24206)

10.3(a)*	Amendment to Penn National Gaming, Inc. 2018 Long Term Incentive Compensation Plan, dated December 27, 2019.

10.3(b)†
Form of Non-Qualified Stock Option Certificate for the Penn National Gaming, Inc. 2018 Long Term Incentive Compensation Plan, as amended, is hereby incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-8 filed on August 8, 2018. (SEC File No. 000-24206)

10.3(c)†
Form of Notice of Award of Restricted Stock for the Penn National Gaming, Inc. 2018 Long Term Incentive Compensation Plan, as amended, is hereby incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-8 filed on August 8, 2018. (SEC File No. 000-24206)

10.3(d)†
Form of Notice of Award of Phantom Stock Units for the Penn National Gaming, Inc. 2018 Long Term Incentive Compensation Plan, as amended, is hereby incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-8 filed on August 8, 2018. (SEC File No. 000-24206)

10.3(e)†
Form of Notice of Stock Appreciation Right Award for the Penn National Gaming, Inc. 2018 Long Term Incentive Compensation Plan, as amended, is hereby incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-8 filed on August 8, 2018. (SEC File No. 000-24206)

10.3(f)†
Penn National Gaming, Inc. Performance Share Program under the Penn National Gaming, Inc. 2018 Long Term Incentive Compensation Plan, as amended, is hereby incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-8 filed on August 8, 2018. (SEC File No. 000-24206)

10.3(f)(i)†
Form of Performance Share Program Restricted Stock Award Certificate under the Penn National Gaming, Inc. 2018 Long Term Incentive Compensation Plan, as amended, is hereby incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-8 filed on August 8, 2018. (SEC File No. 000-24206)

10.3(f)(ii)†
Form of Notice of Award of Restricted Stock for Performance Share Program under the Penn National Gaming, Inc. 2018 Long Term Incentive Compensation Plan, as amended, is hereby incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-8 filed on August 8, 2018. (SEC File No. 000-24206)

10.3(g)
Penn National Gaming, Inc. Performance Share Program II under the Penn National Gaming, Inc. 2018 Long Term Incentive Compensation Plan, as amended, is hereby incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 21, 2019. (SEC File No. 000-24206)

10.3(g)(i)†
Form of Combination Award Certificate for the Penn National Gaming, Inc. Performance Share Program II under the Penn National Gaming, Inc. 2018 Long Term Incentive Compensation Plan, as amended, is hereby incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 21, 2019. (SEC File No. 000-24206)

10.3(h)*†	Form of Electronic Non-Qualified Stock Option Award Agreement under the Penn National Gaming, Inc. 2018 Long Term Incentive Compensation Plan, as amended.

10.3(i)*†	Form of Electronic Restricted Stock Award Agreement (2020) under the Penn National Gaming, Inc. 2018 Long Term Incentive Compensation Plan, as amended.

10.3(j)*†	Form of Electronic Phantom Stock Unit Award Agreement (cash settled) (2020) under the Penn National Gaming, Inc. 2018 Long Term Incentive Compensation Plan, as amended.

10.3(k)*†	Form of Electronic Phantom Stock Unit Award Agreement (stock settled) (2020) under the Penn National Gaming, Inc. 2018 Long Term Incentive Compensation Plan, as amended.

10.3(l)*†	Form of Electronic Stock Appreciation Right Award Agreement (2020) under the Penn National Gaming, Inc. 2018 Long Term Incentive Compensation Plan, as amended.

Exhibit
Number	Description of Exhibit
10.3(m)*†	Form of Electronic Restricted Stock Unit Award Agreement (2020) under the Penn National Gaming, Inc. 2018 Long Term Incentive Compensation Plan, as amended.

10.4†
Executive Agreement, dated August 28, 2018 and effective as of June 13, 2018, by and between Penn National Gaming, Inc. and Timothy J. Wilmott is hereby Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 29, 2018. (SEC File No. 000-24206)

10.5†
Executive Agreement, dated July 30, 2019, between Penn National Gaming, Inc. and Jay A. Snowden is hereby incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 1, 2019. (SEC File No. 000-24206)

10.6†
Executive Agreement between Penn National Gaming, Inc. and William J. Fair entered into on September 24, 2019 is hereby incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 26, 2019. (SEC File No. 000-24206)

10.6(a)†
First Amendment to Executive Agreement, dated January 23, 2020, between Penn National Gaming, Inc. and William J. Fair is hereby incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on January 24, 2020. (SEC File No. 000-24206)

10.7†
Executive Agreement, dated as of December 10, 2018 and effective as of December 13, 2018, by and between Penn National Gaming, Inc. and Carl Sottosanti is hereby incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 13, 2018. (SEC File No. 000-24206)

10.8†
Executive Agreement, dated as of January 29, 2019 and effective as of October 15, 2018, by and between Penn National Gaming, Inc. and Christine LaBombard is hereby incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 31, 2019. (SEC File No. 000-24206)

10.9†
Executive Agreement, dated January 22, 2020, between Penn National Gaming, Inc. and David Williams is hereby incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 24, 2020. (SEC File No. 000-24206)

10.10*
Lease Agreement, dated March 31, 1995 between Wyomissing Professional Center III, LP and Penn National Gaming, Inc., as amended by certain amendments dated April 15, 1997, October 30, 1997, April 23, 1998, November 16, 1999, August 21, 2000, April 5, 2005, November 20, 2007, and May 25, 2012, respectively.

10.11*
Lease dated January 30, 2002 between Wyomissing Professional Center II, LP and Penn National Gaming, Inc. as amended by certain amendments dated May 23, 2002, December 4, 2002, January 29, 2003, October 19, 2010, May 25, 2012, and September 1, 2017, respectively.

10.12*
Amended and Restated Lease dated April 5, 2005 between Wyomissing Professional Center, Inc. and Penn National Gaming, Inc. as amended by certain amendments dated April 20, 2006 and May 25, 2012, respectively.

10.13††
Master Lease between GLP Capital L.P. and Penn Tenant LLC dated November 1, 2013 (“Penn Master Lease”) is hereby incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on November 7, 2013. (SEC File No. 000-24206)

10.13(a)
First Amendment to the Master Lease is hereby incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2014). (SEC File No. 000-24206)

10.13(b)
Second Amendment to the Penn Master Lease is hereby incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2014. (SEC File No. 000-24206)

10.13(c)
Third Amendment to the Penn Master Lease is hereby incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2016. (SEC File No. 000-24206)

Exhibit
Number	Description of Exhibit
10.13(d)
Fourth Amendment to the Penn Master Lease is hereby incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2017. (SEC File No. 000-24206)

10.13(e)
Fifth Amendment to the Penn Master Lease is hereby incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2018. (SEC File No. 000-24206)

10.13(f)
Sixth Amendment to the Penn Master Lease is hereby incorporated by reference to Exhibit 10.16 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended on September 30, 2018. (SEC File No. 000-24206)

10.13(g)
Seventh Amendment to the Penn Master Lease is hereby incorporated by reference to Exhibit 10.17 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended on September 30, 2018. (SEC File No. 000-24206)

10.13(h)
Eighth Amendment to the Penn Master Lease is hereby incorporated by reference to Exhibit 10.28(h) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018. (SEC File No. 000-24206)

10.14††
Master Lease, dated April 28, 2016, by and between PNK Entertainment, Inc. and Pinnacle Entertainment, Inc. (“PNK Master Lease”) is hereby incorporated by reference to Exhibit 2.2 to Pinnacle Entertainment, Inc.’s Current Report on Form 8-K filed on April 28, 2016. (SEC File No. 001-37666)

10.14(a)
First Amendment to PNK Master Lease, dated August 29, 2016, by and between Pinnacle MLS, LLC and Gold Merger Sub, LLC is hereby incorporated by reference to Exhibit 2.3 to Pinnacle Entertainment, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2016. (SEC File No. 001-37666)

10.14(b)
Second Amendment to PNK Master Lease, dated October 25, 2016, by and between Pinnacle MLS, LLC and Gold Merger Sub, LLC is hereby incorporated by reference to Exhibit 2.4 to Pinnacle Entertainment, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2016. (SEC File No. 001-37666)

10.14(c)
Third Amendment to PNK Master Lease, dated March 24, 2017, by and between Pinnacle MLS, LLC and Gold Merger Sub, LLC is hereby incorporated by reference to Exhibit 10.1 to Pinnacle Entertainment, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2017. (SEC File No. 001-37666)

10.14(d)††
Fourth Amendment to PNK Master Lease, dated as of October 15, 2018, by and between Pinnacle MLS, LLC and Gold Merger Sub, LLC is hereby incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on October 15, 2018. (SEC File No. 000-24206)

10.15
Guarantee of PNK Master Lease, dated as of October 15, 2018, by Penn National Gaming, Inc. is hereby incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on October 15, 2018. (SEC File No. 000-24206)

10.16
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

10.17
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
10.18
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

10.19††
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

10.20
Lottery Gaming Facility Management Contract dated August 25, 2009 between the Kansas Lottery and Kansas Entertainment, LLC is hereby incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on February 19, 2010. (SEC File No. 000-24206)

10.21
Commercial Lease dated September 9, 1996 by and between State of Louisiana, State Land Office and PNK (Bossier City), Inc. (f/k/a Casino Magic of Louisiana, Corp.) is hereby incorporated by reference to Exhibit 10.23 to the Company’s Amendment No. 4 to Registration Statement on Form 10 filed on March 17, 2016. (SEC File No. 001-37666)

10.22
Second Amended and Restated Excursion Boat Sponsorship and Operations Agreement, dated November 18, 2004, between Iowa West Racing Association and Ameristar Casino Council Bluffs, Inc. is hereby incorporated by reference to Exhibit 10.25 to Pinnacle Entertainment, Inc.’s Amendment No. 4 to Registration Statement on Form 10 filed on March 17, 2016. (SEC File No. 001-37666)

10.22(a)
Amendment to Second Amended and Restated Excursion Boat Sponsorship and Operations Agreement, dated February 16, 2010, between Iowa West Racing Association and Ameristar Casino Council Bluffs, Inc. is hereby incorporated by reference to Exhibit 10.26 to Pinnacle Entertainment, Inc.’s Amendment No. 4 to Registration Statement on Form 10 filed on March 17, 2016. (SEC File No. 001-37666)

10.22(b)
Second Amendment to Second Amended and Restated Excursion Boat Sponsorship and Operations Agreement, dated May 16, 2017, between Iowa West Racing Association and Ameristar Casino Council Bluffs, LLC is hereby incorporated by reference to Exhibit 10.33 to Pinnacle Entertainment, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017. (SEC File No. 001-37666)

10.23††
Membership Interest Purchase Agreement dated as of June 18, 2018, among VICI Properties Inc., Riverview Merger Sub Inc., Penn Tenant II, LLC and Penn National Gaming, Inc. is hereby incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 19, 2018. (SEC File No. 000-24206)

21.1*	Subsidiaries of the Registrant.

23.1*	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm.

23.2*	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm.

31.1*	CEO Certification pursuant to rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

31.2*	CFO Certification pursuant to rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

32.1**	CEO Certification pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes‑ Oxley Act of 2002.

32.2**	CFO Certification pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes‑ Oxley Act of 2002.

99.1*	Description of Governmental Regulation.

99.2*	Kansas Entertainment, LLC Financial Statements for the Years Ended June 30, 2019, 2018 and 2017.

Exhibit
Number	Description of Exhibit
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Inline XBRL File (included in Exhibit 101)

*	Filed herewith.
**	Furnished herewith.
***	Paper filing.
†	Management contract or compensatory plan or arrangement.
††
Annexes, schedules and/or exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. Penn National Gaming, Inc. agrees to furnish supplementally a copy of any omitted attachment to the SEC on a confidential basis upon request.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PENN NATIONAL GAMING, INC.
Dated:	February 27, 2020	By:	/s/ Jay A. Snowden
Jay A. Snowden
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jay A. Snowden	President, Chief Executive Officer and Director (Principal Executive Officer)	February 27, 2020
Jay A. Snowden

/s/ William J. Fair	Executive Vice President Finance and Chief Financial Officer (Principal Financial Officer)	February 27, 2020
William J. Fair

/s/ Christine LaBombard	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 27, 2020
Christine LaBombard

/s/ David A. Handler	Director, Chairman of the Board	February 27, 2020
David A. Handler

/s/ John M. Jacquemin	Director	February 27, 2020
John M. Jacquemin

/s/ Ronald J. Naples	Director	February 27, 2020
Ronald J. Naples

/s/ Saul V. Reibstein	Director	February 27, 2020
Saul V. Reibstein

/s/ Barbara Z. Shattuck Kohn	Director	February 27, 2020
Barbara Z. Shattuck Kohn

/s/ Jane Scaccetti	Director	February 27, 2020
Jane Scaccetti