Form 10-Q
period 2020-03-31
PENN NATIONAL GAMING INC
filed 2020-05-08
CIK 921738

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
As of April 30, 2020, the number of shares of the registrant’s common stock outstanding was 116,798,121.

PENN NATIONAL GAMING, INC. AND SUBSIDIARIES

PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
PENN NATIONAL GAMING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(in millions, except share and per share data)	March 31, 2020	December 31, 2019
Assets
Current assets
Cash and cash equivalents	$730.7	$437.4
Receivables, net of allowance for doubtful accounts of $8.4 and $7.7	50.1	88.7
Income tax receivable	53.9	22.1
Assets held for sale	336.3	—
Prepaid expenses and other current assets	99.0	94.6
Total current assets	1,270.0	642.8
Property and equipment, net	4,745.5	5,120.2
Investment in and advances to unconsolidated affiliates	264.7	128.3
Goodwill and other intangible assets, net	2,683.6	3,297.2
Lease right-of-use assets	4,817.4	4,837.3
Other assets	157.2	168.7
Total assets	$13,938.4	$14,194.5

Liabilities
Current liabilities
Accounts payable	$74.3	$40.3
Current maturities of long-term debt	67.7	62.9
Current portion of financing obligations	35.7	40.5
Current portion of lease liabilities	125.7	130.6
Accrued expenses and other current liabilities	510.5	631.3
Total current liabilities	813.9	905.6
Long-term debt, net of current maturities and debt issuance costs	2,829.3	2,322.2
Long-term portion of financing obligations	4,093.5	4,102.2
Long-term portion of lease liabilities	4,646.0	4,670.0
Deferred income taxes	177.3	244.6
Other noncurrent liabilities	100.8	98.0
Total liabilities	12,660.8	12,342.6
Commitments and contingencies (Note 13)
Stockholders’ equity
Series B Preferred stock ($0.01 par value, 1,000,000 shares authorized, no shares issued and outstanding)	—	—
Series C Preferred stock ($0.01 par value, 18,500 shares authorized, no shares issued and outstanding)	—	—
Series D Preferred stock ($0.01 par value, 5,000 shares authorized, 883 shares issued and outstanding)	23.1	—
Common stock ($0.01 par value, 200,000,000 shares authorized, 118,961,115 and 118,125,652 shares issued, and 116,793,722 and 115,958,259 shares outstanding)	1.2	1.2
Treasury stock, at cost, (2,167,393 shares held in both periods)	(28.4)	(28.4)
Additional paid-in capital	1,728.9	1,718.3
Retained earnings (accumulated deficit)	(446.4)	161.6
Total Penn National stockholders’ equity	1,278.4	1,852.7
Non-controlling interest	(0.8)	(0.8)
Total stockholders’ equity	1,277.6	1,851.9
Total liabilities and stockholders’ equity	$13,938.4	$14,194.5
See accompanying notes to the Condensed Consolidated Financial Statements.

PENN NATIONAL GAMING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the three months ended March 31,
(in millions, except per share data)	2020	2019
Revenues
Gaming	$902.9	$1,034.5
Food, beverage, hotel and other	213.2	248.1
Total revenues	1,116.1	1,282.6
Operating expenses
Gaming	500.9	547.4
Food, beverage, hotel and other	157.0	161.8
General and administrative	307.0	286.9
Depreciation and amortization	95.7	104.1
Impairment losses	616.1	—
Total operating expenses	1,676.7	1,100.2
Operating income (loss)	(560.6)	182.4
Other income (expenses)
Interest expense, net	(129.8)	(132.3)
Income from unconsolidated affiliates	4.1	5.7
Other	(21.8)	—
Total other expenses	(147.5)	(126.6)
Income (loss) before income taxes	(708.1)	55.8
Income tax benefit (expense)	99.5	(14.8)
Net income (loss)	(608.6)	41.0
Less: Net loss attributable to non-controlling interest	—	—
Net income (loss) attributable to Penn National	$(608.6)	$41.0

Earnings (loss) per common share:
Basic earnings (loss) per common share	$(5.26)	$0.35
Diluted earnings (loss) per common share	$(5.26)	$0.35

Weighted average basic shares outstanding	115.7	116.3
Weighted average diluted shares outstanding	115.7	118.6
See accompanying notes to the Condensed Consolidated Financial Statements.

PENN NATIONAL GAMING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	For the three months ended March 31,
(in millions)	2020	2019
Net income (loss)	$(608.6)	$41.0
Total comprehensive income (loss)	(608.6)	41.0
Less: Comprehensive loss attributable to non-controlling interest	—	—
Comprehensive income (loss) attributable to Penn National	$(608.6)	$41.0
See accompanying notes to the Condensed Consolidated Financial Statements.

PENN NATIONAL GAMING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(UNAUDITED)

	Three Months Ended March 31, 2020 and 2019
	Preferred Stock		Common Stock		Treasury Stock	Addi- tional Paid-In Capital	Retained Earnings (Accum- ulated Deficit)	Total Penn National Stock- holders’ Equity	Non-Control- ling Interest	Total Stock- holders’ Equity
(in millions, except share data)	Shares	Amount	Shares	Amount
Balance as of January 1, 2020	—	$—	115,958,259	$1.2	$(28.4)	$1,718.3	$161.6	$1,852.7	$(0.8)	$1,851.9
Share-based compensation arrangements	—	—	835,463	—	—	10.6	—	10.6	—	10.6
Barstool Sports Investment (Note 11)	883	23.1	—	—	—	—	—	23.1	—	23.1
Cumulative-effect adjustment upon adoption of ASU 2016-13	—	—	—	—	—	—	0.6	0.6	—	0.6
Net loss	—	—	—	—	—	—	(608.6)	(608.6)	—	(608.6)
Balance as of March 31, 2020	883	$23.1	116,793,722	$1.2	$(28.4)	$1,728.9	$(446.4)	$1,278.4	$(0.8)	$1,277.6

Balance as of January 1, 2019	—	$—	116,687,808	$1.2	$(28.4)	$1,726.4	$(968.0)	$731.2	$—	$731.2
Share-based compensation arrangements	—	—	452,743	—	—	3.9	—	3.9	—	3.9
Cumulative-effect adjustment upon adoption of ASC 842	—	—	—	—	—	—	1,085.7	1,085.7	—	1,085.7
Net income	—	—	—	—	—	—	41.0	41.0	—	41.0
Balance as of March 31, 2019	—	$—	117,140,551	$1.2	$(28.4)	$1,730.3	$158.7	$1,861.8	$—	$1,861.8
See accompanying notes to the Condensed Consolidated Financial Statements.

PENN NATIONAL GAMING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the three months ended March 31,
(in millions)	2020	2019
Operating activities
Net income (loss)	$(608.6)	$41.0
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	95.7	104.1
Amortization of items charged to interest expense	2.0	1.9
Noncash operating lease expense	22.0	30.4
Change in fair value of contingent purchase price	(2.2)	4.7
Holding loss on equity securities	21.8	—
Loss on sale or disposal of property and equipment	0.6	0.5
Income from unconsolidated affiliates	(4.1)	(5.7)
Return on investment from unconsolidated affiliates	8.7	6.5
Deferred income taxes	(67.4)	11.0
Stock-based compensation	6.0	3.4
Impairment losses	616.1	—
Changes in operating assets and liabilities, net of businesses acquired
Accounts receivable	39.3	(2.9)
Prepaid expenses and other current assets	(4.3)	(8.1)
Other assets	6.5	(0.6)
Accounts payable	29.1	0.9
Accrued expenses	(101.4)	(25.3)
Income taxes	(31.7)	5.3
Operating lease liabilities	(31.4)	(38.9)
Other current and long-term liabilities	(29.9)	(2.5)
Net cash provided by (used in) operating activities	(33.2)	125.7
Investing activities
Capital expenditures	(42.8)	(37.7)
Consideration paid for Barstool Sports Investment	(135.0)	—
Consideration paid for acquisitions of businesses, net of cash acquired	(3.0)	(370.3)
Proceeds from sale-and-leaseback transactions in conjunction with acquisitions	—	261.1
Other	(2.6)	(0.2)
Net cash used in investing activities	(183.4)	(147.1)
Financing activities
Proceeds from revolving credit facility	540.0	90.0
Repayments on revolving credit facility	(10.0)	(110.0)
Principal payments on long-term debt	(11.7)	(11.7)
Payments of other long-term obligations	(8.4)	(7.9)
Principal payments on financing obligations	(13.5)	(12.6)
Principal payments on finance leases	(1.6)	(1.6)
Proceeds from exercise of options	4.6	0.5
Proceeds from insurance financing	15.7	13.7
Payments on insurance financing	(6.3)	(5.8)
Other	—	(0.3)
Net cash provided by (used in) financing activities	508.8	(45.7)
Change in cash, cash equivalents, and restricted cash	292.2	(67.1)
Cash, cash equivalents and restricted cash at the beginning of the year	455.2	481.2
Cash, cash equivalents and restricted cash at the end of the period	$747.4	$414.1
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$730.7	$400.3
Restricted cash included in Other current assets	14.4	12.2
Restricted cash included in Other assets	2.3	1.6
Total cash, cash equivalents and restricted cash	$747.4	$414.1
Supplemental disclosure:
Cash paid for interest, net of amounts capitalized	$135.6	$139.7
Cash refunds related to income taxes, net	$(1.1)	$(1.7)
Non-cash investing and financing activities:
Commencement of operating leases	$1.0	$196.5
Accrued capital expenditures	$7.4	$6.6
See accompanying notes to the Condensed Consolidated Financial Statements.

PENN NATIONAL GAMING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1—Organization and Basis of Presentation
Organization: Penn National Gaming, Inc., together with its subsidiaries (“Penn National,” the “Company,” “we,” “our,” or “us”), is a leading, diversified, multi-jurisdictional owner and manager of gaming and racing properties, sports betting operations, and video gaming terminal (“VGT”) operations. We are licensed to offer live sports betting at our properties in Indiana, Iowa, Michigan, Mississippi, Nevada, Pennsylvania and West Virginia. In addition, we operate an interactive gaming (“iGaming”) division through our subsidiary, Penn Interactive Ventures, LLC (“Penn Interactive”), which has launched an online casino (“iCasino”) in Pennsylvania through our HollywoodCasino.com gaming platform and entered into multi-year agreements with leading sports betting operators for online sports betting and iGaming market access across our portfolio of properties. We also hold a 36% equity interest in Barstool Sports, Inc. (“Barstool Sports”), a leading digital sports, entertainment and media platform. Our MYCHOICE® customer loyalty program (the “mychoice program”) provides our members with various benefits, including complimentary goods and/or services.
As of March 31, 2020, we owned, managed, or had ownership interests in 41 properties in 19 states. The majority of the real estate assets (i.e., land and buildings) used in our operations are subject to triple net master leases; the most significant of which are the Penn Master Lease and the Pinnacle Master Lease (as such terms are defined in Note 10, “Leases,” and collectively referred to as the “Master Leases”), with Gaming and Leisure Properties, Inc. (NASDAQ: GLPI) (“GLPI”), a real estate investment trust (“REIT”).
Impact of the COVID-19 Pandemic and Company Response: On March 11, 2020, the World Health Organization declared the novel coronavirus (known as “COVID-19”) outbreak to be a global pandemic. As a result, we began temporary suspension of the operations of all of our 41 gaming properties starting between March 13, 2020 and March 19, 2020 pursuant to various orders from state gaming regulatory bodies or governmental authorities to combat the rapid spread of COVID-19, all of which remained temporarily closed as of March 31, 2020 and the date of filing this Quarterly Report on Form 10-Q with the U.S. Securities and Exchange Commission (the “SEC”).
These developments have caused significant disruptions to our business and have caused a material adverse impact on our financial condition, results of operations and cash flows, the extent of which is primarily based on the duration of the property closures as well as the timing and extent of any recovery in visitation and consumer spending at our properties. We are currently unable to determine whether, when or how the conditions surrounding the COVID-19 pandemic will change, including when any restrictions or closure requirements will be lifted, when we will be able to reopen all of our gaming properties, whether we will be able to successfully staff our properties, the manner in which our properties will reopen, the impact that social distancing protocols will have on our operations, and the degree to which our customers will patronize our properties.
On March 13, 2020, in order to maintain maximum financial flexibility in light of the COVID-19 pandemic, we borrowed the remaining available amount of $430.0 million under our Revolving Credit Facility (as defined in Note 9, “Long-term Debt”). On April 14, 2020, we entered into a second amendment to our Amended Credit Agreement (as defined in Note 9, “Long-term Debt”), which, among other things, provides us with relief from our financial covenants for a period of up to one year (see Note 18, “Subsequent Events”).
On March 27, 2020, we entered into a binding term sheet with GLPI (the “Term Sheet”) whereby GLPI agreed to (i) purchase the real estate assets associated with our Tropicana Las Vegas (“Tropicana”) property in exchange for rent credits of $307.5 million, which closed on April 16, 2020 (see Note 18, “Subsequent Events”), and (ii) purchase the land underlying our Hollywood Casino Morgantown (“Morgantown”) development project in Morgantown, Pennsylvania, in exchange for rent credits of $30.0 million, which we expect to close by August 31, 2020.
The Company has taken various actions to reduce its cost structure during the property closures to help mitigate the operating and financial impact of the COVID-19 pandemic, including: (i) reducing its rent payments through the transactions with GLPI related to Tropicana and Morgantown described above; (ii) furloughing approximately 26,000 employees and operating with a minimum, mission-critical staffing of less than 850 employees company-wide during the closures; (iii) enacting meaningful compensation reductions to its remaining property and corporate leadership teams effective April 1, 2020 and until such time as the Company determines that its properties have substantially returned to normal operations; and (iv) executing substantial reductions in operating expenses, capital expenditures, including temporarily suspending construction of our two planned Category 4 development projects, and overall costs. In addition, the Company’s Board of Directors elected to forgo their cash compensation effective April 1, 2020 and until such time as the Company determines that its properties have substantially returned to normal operations.
We are currently planning to reopen all of our gaming properties in the second quarter of 2020, if approved by our regulators, local and state governments, and/or public health authorities. However, in the event that reopening approvals are delayed to the end of the third quarter of 2020 or if cash flows generated by our reopened properties are insufficient to cover our expenses, we may need to take additional actions to preserve liquidity and remain in compliance with our financial covenants.
On March 27, 2020, the President of the United States signed into law the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), which provides emergency economic assistance for American workers, families and businesses affected by the COVID-19 pandemic. The economic relief package includes government loan enhancement programs and various tax provisions to help improve liquidity for American businesses. Based on our preliminary evaluation of the CARES Act, we currently believe we qualify for certain employer refundable payroll credits, deferral of applicable payroll taxes, net operating loss carryback and immediate expensing for eligible qualified improvement property. We intend to continue to review and consider any available potential benefits under the CARES Act for which we qualify, including those described above.
The Company could experience other potential adverse impacts as a result of the COVID-19 pandemic, including, but not limited to, further charges from adjustments to the carrying amount of goodwill and other intangible assets, long-lived asset impairment charges, or impairments of investments in joint ventures. In addition, the negative impacts of the COVID-19 pandemic may result in further changes in the amount of valuation allowance required. Actual results may differ materially from the Company’s current estimates as the scope of the COVID-19 pandemic evolves, depending largely, though not exclusively, on the duration and extent of the disruption to its business.
Basis of Presentation: The unaudited Condensed Consolidated Financial Statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial information and with the rules and regulations of the SEC. Accordingly, they do not include all of the information and notes required by GAAP for complete consolidated financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.
Results of operations and cash flows for the interim periods presented herein are not necessarily indicative of the results that would be achieved during a full year of operations or in future periods. These unaudited Condensed Consolidated Financial Statements and notes thereto should be read in conjunction with the Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

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

	Location	Real Estate Assets Lease or Ownership Structure
Northeast segment
Ameristar East Chicago	East Chicago, Indiana	Pinnacle Master Lease
Greektown Casino-Hotel	Detroit, Michigan	Greektown Lease
Hollywood Casino Bangor	Bangor, Maine	Penn Master Lease
Hollywood Casino at Charles Town Races	Charles Town, West Virginia	Penn Master Lease
Hollywood Casino Columbus	Columbus, Ohio	Penn Master Lease
Hollywood Casino Lawrenceburg	Lawrenceburg, Indiana	Penn Master Lease
Hollywood Casino at Penn National Race Course	Grantville, Pennsylvania	Penn Master Lease
Hollywood Casino Toledo	Toledo, Ohio	Penn Master Lease
Hollywood Gaming at Dayton Raceway	Dayton, Ohio	Penn Master Lease
Hollywood Gaming at Mahoning Valley Race Course	Youngstown, Ohio	Penn Master Lease
Marquee by Penn (1)	Pennsylvania	N/A
Meadows Racetrack and Casino	Washington, Pennsylvania	Meadows Lease
Plainridge Park Casino	Plainville, Massachusetts	Pinnacle Master Lease

South segment (2)
1st Jackpot Casino	Tunica, Mississippi	Penn Master Lease
Ameristar Vicksburg	Vicksburg, Mississippi	Pinnacle Master Lease
Boomtown Biloxi	Biloxi, Mississippi	Penn Master Lease
Boomtown Bossier City	Bossier City, Louisiana	Pinnacle Master Lease
Boomtown New Orleans	New Orleans, Louisiana	Pinnacle Master Lease
Hollywood Casino Gulf Coast	Bay St. Louis, Mississippi	Penn Master Lease
Hollywood Casino Tunica	Tunica, Mississippi	Penn Master Lease
L’Auberge Baton Rouge	Baton Rouge, Louisiana	Pinnacle Master Lease
L’Auberge Lake Charles	Lake Charles, Louisiana	Pinnacle Master Lease
Margaritaville Resort Casino	Bossier City, Louisiana	Margaritaville Lease

West segment
Ameristar Black Hawk	Black Hawk, Colorado	Pinnacle Master Lease
Cactus Petes and Horseshu	Jackpot, Nevada	Pinnacle Master Lease
M Resort	Henderson, Nevada	Penn Master Lease
Tropicana Las Vegas	Las Vegas, Nevada	Owned (3)
Zia Park Casino	Hobbs, New Mexico	Penn Master Lease

Midwest segment
Ameristar Council Bluffs	Council Bluffs, Iowa	Pinnacle Master Lease
Argosy Casino Alton (4)	Alton, Illinois	Penn Master Lease
Argosy Casino Riverside	Riverside, Missouri	Penn Master Lease
Hollywood Casino Aurora	Aurora, Illinois	Penn Master Lease
Hollywood Casino Joliet	Joliet, Illinois	Penn Master Lease
Hollywood Casino at Kansas Speedway (5)	Kansas City, Kansas	Owned - JV
Hollywood Casino St. Louis	Maryland Heights, Missouri	Penn Master Lease
Prairie State Gaming (1)	Illinois	N/A
River City Casino	St. Louis, Missouri	Pinnacle Master Lease

(1)	VGT route operations

(2)	Resorts Casino Tunica ceased operations on June 30, 2019, but remains subject to the Penn Master Lease.

(3)	As noted in Note 18, “Subsequent Events,” in April 2020, we entered into a sale-leaseback transaction with GLPI for the real estate assets used in the operations of Tropicana.

(4)	The riverboat is owned by us and not subject to the Penn Master Lease.

(5)
Pursuant to a joint venture (“JV”) with International Speedway Corporation (“International Speedway”) and includes the Company’s 50% investment in Kansas Entertainment, LLC (“Kansas Entertainment”), which owns Hollywood Casino at Kansas Speedway.

Revenue Recognition: Our revenue from contracts with customers consists primarily of gaming wagers, food and beverage transactions, retail transactions, hotel room sales, racing wagers, and sports betting wagers. See Note 4, “Revenue Disaggregation,” for information on our revenue by type and geographic location.
Complimentaries associated with Gaming Contracts
Food and beverage, hotel, and other services furnished to patrons for free as an inducement to gamble or through the redemption of our customers’ loyalty points are recorded as food, beverage, hotel and other revenues, at their estimated standalone selling prices with an offset recorded as a reduction to gaming revenues. The cost of providing complimentary goods and services to patrons as an inducement to gamble as well as for the fulfillment of our loyalty point obligation is included in food, beverage, hotel and other expenses. Revenues recorded to food, beverage, hotel and other and offset to gaming revenues were as follows:

	For the three months ended March 31,
(in millions)	2020	2019
Food and beverage	$54.0	$64.5
Hotel	30.9	36.6
Other	3.2	4.3
Total complimentaries associated with gaming contracts	$88.1	$105.4

Customer-related Liabilities
The Company has three general types of liabilities related to contracts with customers: (i) the obligation associated with its mychoice program (loyalty points and tier status benefits), (ii) advance payments on goods and services yet to be provided and for unpaid wagers, and (iii) deferred revenue associated with third-party sports betting operators for online sports betting and related iGaming market access.
Our mychoice program allows members to utilize their reward membership cards to earn loyalty points that are redeemable for slot play and complimentaries, such as food and beverage at our restaurants, lodging at our hotels and products offered at our retail stores across the vast majority of our properties. In addition, members of the mychoice program earn credit toward tier status, which entitles them to receive certain other benefits, such as gifts. The obligation associated with our mychoice program, which is included in “Accrued expenses and other current liabilities” within our unaudited Condensed Consolidated Balance Sheets, was $37.8 million and $36.2 million as of March 31, 2020 and December 31, 2019, respectively, and consisted principally of the obligation associated with the loyalty points. Our loyalty point obligations are generally settled within six months of issuance. Changes between the opening and closing balances primarily relate to the timing of our customers’ election to redeem loyalty points as well as the timing of when our customers receive their earned tier status benefits.
The Company’s advance payments on goods and services yet to be provided and for unpaid wagers primarily consist of the following: (i) deposits on rooms and convention space, (ii) money deposited on behalf of a customer in advance of their property visit (referred to as “safekeeping” or “front money”), (iii) outstanding tickets generated by slot machine play or pari-mutuel wagering, (iv) outstanding chip liabilities, (v) unclaimed jackpots, and (vi) gift cards redeemable at our properties. Unpaid wagers primarily relate to the Company’s obligation to settle outstanding slot tickets, pari-mutuel racing tickets and gaming chips with customers and generally represent obligations stemming from prior wagering events, of which revenue was previously recognized. The Company’s advance payments on goods and services yet to be provided and for unpaid wagers were $31.5 million and $42.2 million as of March 31, 2020 and December 31, 2019, respectively, of which $0.6 million were classified as long-term in both periods. The current portion and long-term portion of our advance payments on goods and services yet to be provided and for unpaid wagers are included in “Accrued expenses and other current liabilities” and “Other long-term liabilities” within our unaudited Condensed Consolidated Balance Sheets, respectively.
During the third quarter of 2019, Penn Interactive entered into multi-year agreements with sports betting operators for online sports betting and related iGaming market access across our portfolio, of which we received cash and equity securities, including ordinary shares and warrants, specific to two operator agreements. Deferred revenue associated with third-party sports betting operators for online sports betting and related iGaming market access, which is included in “Other long-term liabilities” within our unaudited Condensed Consolidated Balance Sheets, was $44.0 million and $43.6 million as of March 31, 2020 and December 31, 2019, respectively.
Gaming and Racing Taxes: We are subject to gaming and pari-mutuel taxes based on gross gaming revenue and pari-mutuel revenue in the jurisdictions in which we operate. The Company primarily recognizes gaming and pari-mutuel tax expense based on the statutorily required percentage of revenue that is required to be paid to state and local jurisdictions in the states where or in which wagering occurs. For the three months ended March 31, 2020 and 2019, these expenses, which were recorded primarily in gaming expense within the unaudited Condensed Consolidated Statements of Operations, were $336.3 million and $386.5 million, respectively.
Correction of Cash Flow Classification: Subsequent to the issuance of our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2019, we concluded that the $261.1 million in proceeds from the Margaritaville Resort Casino (“Margaritaville”) sale-and-leaseback transaction was incorrectly classified as cash provided by financing activities rather than cash provided by investing activities within our unaudited Condensed Consolidated Statement of Cash Flows for the three months ended March 31, 2019. The accompanying unaudited Condensed Consolidated Statement of Cash Flows for the three months ended March 31, 2019 correctly reflects such amount as cash provided by investing activities.

Note 3—New Accounting Pronouncements
Accounting Pronouncements Implemented in 2020
In June 2016, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurements of Credit Losses on Financial Instruments” (“ASU 2016-13”), which sets forth a “current expected credit loss” (referred to as “CECL”) model which requires the Company to measure all expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions, and reasonable supportable forecasts. This replaces the existing incurred loss model and is applicable to the measurement of credit losses on financial assets measured at amortized cost and applies to some off-balance sheet credit exposures. We adopted ASU 2016-13 during the first quarter of 2020 using a modified retrospective approach, which resulted in a cumulative-effect adjustment to retained earnings as of January 1, 2020 of $0.6 million.
In August 2018, the FASB issued ASU No. 2018-15, “Customer’s Accounting for Implementation Cost Incurred in a Cloud Computing Arrangement That Is a Service Contract” (“ASU 2018-15”). Under the new guidance, customers will apply the same criteria for capitalizing implementation costs as they would for an arrangement that has a software license. This will result in certain implementation costs being capitalized; the associated amortization charge will, however, be recorded as an operating expense. Under the previous guidance, costs incurred when implementing a cloud computing arrangement deemed to be a service contract were recorded as an operating expense when incurred. We adopted ASU 2018-15 during the first quarter of 2020 using a prospective approach, which did not have a material impact on our unaudited Condensed Consolidated Financial Statements.
Accounting Pronouncements to be Implemented in 2021 and Beyond
In December 2019, the FASB issued ASU No. 2019-12, “Simplifying the Accounting for Income Taxes” (“ASU 2019-12”), which intends to simplify the guidance by removing certain exceptions to the general principles and clarifying or amending existing guidance. ASU 2019-12 is effective for fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Company is currently evaluating the impact of the adoption of ASU 2019-12 on its consolidated financial statements.
In January 2020, the FASB issued ASU No. 2020-01, “Investments - Equity Securities (Topic 321), Investments - Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815) - Clarifying the Interactions between Topic 321, Topic 323, and Topic 815” (“ASU 2020-01”), which made targeted improvements to accounting for financial instruments, including providing an entity the ability to measure certain equity securities without a readily determinable fair value at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. Among other topics, ASU 2020-01 clarifies that an entity should consider observable transactions that requires it to either apply or discontinue the equity method of accounting. For public business entities, ASU 2020-01 is effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the impact of the adoption of ASU 2020-01 on its consolidated financial statements.

In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting” (“ASU 2020-04”). ASU 2020-04 provides optional expedient and exceptions for applying generally accepted accounting principles to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. In response to the concerns about structural risks of interbank offered rates and, particularly, the risk of cessation of the London Interbank Offered Rate (referred to as “LIBOR”), regulators in several jurisdictions around the world have undertaken reference rate reform initiatives to identify alternative reference rates that are more observable or transaction-based and less susceptible to manipulation. ASU 2020-04 also provides companies with optional guidance to ease the potential accounting burden associated with transitioning away from reference rates that are expected to be discontinued. ASU 2020-04 can be adopted no later than December 1, 2022 with early adoption permitted. The Company is currently evaluating the impact of the adoption of ASU 2020-04 on its consolidated financial statements.

Note 4—Revenue Disaggregation
We generate revenues at our owned, managed or operated properties principally by providing the following types of services: (i) gaming, including iCasino; (ii) food and beverage; (iii) hotel; and (iv) other. Other revenues are principally comprised of ancillary gaming-related activities, such as commissions received on ATM transactions, racing, and Penn Interactive’s social gaming. In addition, we assess our revenues based on geographic location of the related properties, which is consistent with our reportable segments (see Note 17, “Segment Information,” for further information). Our revenue disaggregation by type of revenue and geographic location was as follows:

	For the three months ended March 31, 2020
(in millions)	Northeast	South	West	Midwest	Other	Intersegment Eliminations (1)	Total
Revenues:
Gaming	$458.7	$168.6	$71.9	$196.2	$7.6	$(0.1)	$902.9
Food and beverage	33.9	29.7	23.5	17.8	0.2	—	105.1
Hotel	8.8	17.8	25.8	8.2	—	—	60.6
Other	19.3	7.2	5.4	5.9	12.5	(2.8)	47.5
Total revenues	$520.7	$223.3	$126.6	$228.1	$20.3	$(2.9)	$1,116.1

	For the three months ended March 31, 2019
(in millions)	Northeast	South	West	Midwest	Other	Intersegment Eliminations (1)	Total
Revenues:
Gaming	$487.7	$220.1	$92.8	$233.8	$0.1	$—	$1,034.5
Food and beverage	35.8	40.2	27.9	21.0	0.3	—	125.2
Hotel	7.2	23.0	31.6	9.6	—	—	71.4
Other	19.9	8.7	6.3	6.8	9.8	—	51.5
Total revenues	$550.6	$292.0	$158.6	$271.2	$10.2	$—	$1,282.6

(1)
Represents the elimination of intersegment revenues associated with our internally-branded retail sportsbooks, which are operated by Penn Interactive, and our live and televised poker tournament series that operates under the trademark, Heartland Poker Tour (“HPT”).

Note 5—Acquisitions and Dispositions
Greektown Casino-Hotel
On May 23, 2019, the Company acquired all of the membership interests of Greektown Holdings, L.L.C., for a net purchase price of $320.3 million, after working capital and other adjustments, pursuant to a transaction agreement among the Company, VICI Properties L.P., a wholly-owned subsidiary of VICI, and Greektown Mothership LLC. In connection with the acquisition, the real estate assets relating to Greektown Casino-Hotel (“Greektown”) were acquired by a subsidiary of VICI for an aggregate sales price of $700.0 million, and the Company entered into the Greektown Lease, which has an initial annual rent of $55.6 million and an initial term of 15 years, with four five-year renewal options. The acquisition of the operations was financed through a combination of cash on hand and incremental borrowings under the Company’s Revolving Credit Facility.
During the first quarter of 2020, the Company finalized the allocation of the purchase price to the tangible and identifiable intangible assets acquired and liabilities assumed, with the excess recorded as goodwill, as follows:

(in millions)	Fair value
Cash and cash equivalents	$31.1
Receivables, prepaid expenses, and other current assets	14.5
Property and equipment	28.4
Goodwill (1)	67.4
Other intangible assets
Gaming license	166.4
Trademark	24.4
Customer relationships	3.3
Operating lease right-of-use assets	516.1
Finance lease right-of-use assets	4.1
Total assets	$855.7

Accounts payable, accrued expenses and other current liabilities	$15.2
Operating lease liabilities	516.1
Finance lease liabilities	4.1
Total liabilities	535.4
Net assets acquired	$320.3

(1)	The goodwill has been assigned to our Northeast segment. The entire $67.4 million goodwill amount is deductible for tax purposes.
The Company used the income, market, or cost approach (or a combination thereof) for the valuation, as appropriate, and used valuation inputs in these models and analyses that were based on market participant assumptions. Market participants are considered to be buyers and sellers unrelated to the Company in the principal or most advantageous market for the asset or liability. Property and equipment acquired consists of non-REIT assets (e.g., equipment for use in gaming operations, furniture and other equipment). We determined that the land and buildings subject to the Greektown Lease, which was entered into at the time of the acquisition, represented operating lease right-of-use assets with a corresponding operating lease liability calculated based on the present value of the future lease payments at the acquisition date in accordance with GAAP. Management determined the fair value of its office equipment, computer equipment and slot machine gaming devices based on the market approach and other personal property based on the cost approach, supported where available by observable market data, which includes consideration of obsolescence.
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
The following table includes unaudited pro forma consolidated financial information assuming our acquisition of Greektown had occurred as of January 1, 2018. The pro forma financial information does not represent the anticipated future results of the combined company. The pro forma amounts include the historical operating results of Penn National and Greektown prior to the acquisition, with adjustments directly attributable to the acquisition, inclusive of adjustments for acquisition costs. The below pro forma results do not include any adjustments related to synergies.

	For the three months ended March 31,
(in millions)	2020	2019
Revenues	$1,116.1	$1,366.6
Net income (loss) attributable to Penn National	$(608.6)	$49.2

Margaritaville Resort Casino
On January 1, 2019, the Company acquired the operations of Margaritaville for a net purchase price of $122.9 million, after working capital and other adjustments (of which, $3.0 million was paid during the three months ended March 31, 2020), pursuant to (i) an agreement and plan of merger (the “Margaritaville Merger Agreement”) among the Company, VICI, Bossier Casino Venture (HoldCo), Inc. (“Holdco”), and Silver Slipper Gaming, LLC, and (ii) a membership interest purchase agreement (the “MIPA”) among VICI and the Company.
Pursuant to the Margaritaville Merger Agreement, a subsidiary of VICI merged with and into Holdco with Holdco surviving the merger as a wholly-owned subsidiary of VICI (the “Merger”) and owner of the real estate assets relating to Margaritaville. Pursuant to the MIPA, immediately following the consummation of the Merger, HoldCo sold its interests in its sole direct subsidiary and owner of the Margaritaville operating assets, to the Company. In connection with the acquisition, the real estate assets used in the operations of Margaritaville were acquired by VICI for $261.1 million and the Company entered into the Margaritaville Lease (as defined in Note 10, “Leases”). The acquisition of the operations was financed through incremental borrowings under the Company’s Revolving Credit Facility.
Tropicana Las Vegas
During the first quarter of 2020, we determined that the real estate assets used in the operations of our Tropicana property, which is included within our West segment, met the criteria for classification as assets held for sale pursuant to Accounting Standards Codification (“ASC”) Topic 360, “Property, Plant, and Equipment,” due to obtaining approval from the Board of Directors as well as the entrance into the Term Sheet on March 27, 2020 with GLPI for the sale of the real estate assets associated with Tropicana. We will continue to operate the Tropicana subsequent to the sale to GLPI, which closed on April 16, 2020 (see Note 18, “Subsequent Events”). The carrying amounts of the major classes of assets held for sale were as follows:

(in millions)	March 31, 2020
Land and improvements, gross	$240.2
Building and improvements, gross	125.7
Construction in progress	3.1
Less: Accumulated depreciation	(32.7)
Total assets classified as held for sale,, current	$336.3

Note 6—Property and Equipment
Property and equipment, net, consisted of the following:

(in millions)	March 31, 2020	December 31, 2019
Property and equipment - Not Subject to Master Leases
Land and improvements	$113.0	$353.2
Building, vessels and improvements	291.7	420.4
Furniture, fixtures and equipment	1,606.2	1,598.3
Leasehold improvements	190.2	183.6
Construction in progress	88.2	59.3
	2,289.3	2,614.8
Less: Accumulated depreciation	(1,551.8)	(1,548.3)
	737.5	1,066.5
Property and equipment - Subject to Master Leases
Land and improvements	1,525.9	1,525.9
Building, vessels and improvements	3,664.6	3,664.6
	5,190.5	5,190.5
Less: Accumulated depreciation	(1,182.5)	(1,136.8)
	4,008.0	4,053.7
Property and equipment, net	$4,745.5	$5,120.2
Depreciation expense was as follows:

	For the three months ended March 31,
(in millions)	2020	2019
Depreciation expense (1)	$87.5	$98.3

(1)	Of such amounts, $46.0 million and $48.6 million, respectively, pertained to real estate assets subject to either of our Master Leases.

Note 7—Goodwill and Other Intangible Assets
A reconciliation of goodwill and accumulated goodwill impairment losses, by reportable segment, is as follows:

(in millions)	Northeast	South	West	Midwest	Other	Total
Balance as of December 31, 2019
Goodwill, gross	$914.3	$236.6	$216.8	$1,116.7	$156.1	$2,640.5
Accumulated goodwill impairment losses	(717.9)	(52.0)	(16.6)	(495.6)	(87.7)	(1,369.8)
Goodwill, net	196.4	184.6	200.2	621.1	68.4	1,270.7
Impairment losses during period	(43.5)	(9.0)	—	(60.5)	—	(113.0)
Balance as of March 31, 2020
Goodwill, gross	914.3	236.6	216.8	1,116.7	156.1	2,640.5
Accumulated goodwill impairment losses	(761.4)	(61.0)	(16.6)	(556.1)	(87.7)	(1,482.8)
Goodwill, net	$152.9	$175.6	$200.2	$560.6	$68.4	$1,157.7
2020 Interim Assessment for Impairment
During the first quarter of 2020, we identified an indicator of impairment on our goodwill and other intangible assets due to the COVID-19 pandemic. As a result of the COVID-19 pandemic, we revised our cash flow projections to reflect the current economic environment, including the uncertainty surrounding the nature, timing and extent of reopening our gaming properties. As a result of the interim assessment for impairment, we recognized impairments on our goodwill, gaming licenses and trademarks of $113.0 million, $437.0 million and $61.5 million, respectively. The estimated fair values of the reporting units were determined through a combination of a discounted cash flow model and a market-based approach, which utilized Level 3 inputs. The estimated fair values of the gaming licenses and trademarks were determined by using discounted cash flow models, which utilized Level 3 inputs.
As noted in the table above, the goodwill impairments pertained to our Northeast, South and Midwest segments, in the amounts of $43.5 million, $9.0 million and $60.5 million, respectively. The gaming license impairments pertained to our Northeast, South and Midwest segments in the amounts of $177.0 million, $166.0 million and $94.0 million, respectively. The trademark impairments pertained to our Northeast, South, Midwest and West segments, in the amounts of $17.0 million, $17.0 million, $15.0 million and $12.5 million, respectively.
There were no impairment charges recorded on goodwill and other intangible assets during the three months ended March 31, 2019.
The aforementioned impairments are included in “Impairment losses” within our unaudited Condensed Consolidated Statements of Operations. See Note 16, “Fair Value Measurements,” for quantitative information about the significant unobservable inputs used in the fair value measurements of other intangible assets.
As of March 31, 2020, the date of the most recent interim impairment test, five reporting units had negative carrying amounts. The amount of goodwill at these reporting units was as follows (in millions):

Northeast segment
Hollywood Casino at Charles Town Races	$8.7
Hollywood Casino Toledo	$5.8
Plainridge Park Casino	$6.3
South segment
Boomtown New Orleans	$5.2
Midwest segment
Ameristar Council Bluffs	$36.2

The table below presents the gross carrying amount, accumulated amortization and net carrying amount of each major class of other intangible assets:

	March 31, 2020			December 31, 2019
(in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Indefinite-lived intangible assets
Gaming licenses	$1,246.0	$—	$1,246.0	$1,681.9	$—	$1,681.9
Trademarks	240.9	—	240.9	302.4	—	302.4
Other	0.7	—	0.7	0.7	—	0.7
Amortizing intangible assets
Customer relationships	106.8	(73.5)	33.3	104.4	(69.0)	35.4
Other	36.6	(31.6)	5.0	36.1	(30.0)	6.1
Total other intangible assets	$1,631.0	$(105.1)	$1,525.9	$2,125.5	$(99.0)	$2,026.5

Amortization expense related to our amortizing intangible assets was $6.1 million and $5.9 million, for the three months ended March 31, 2020 and 2019, respectively. The following table presents the estimated amortization expense based on our amortizing intangible assets as of March 31, 2020 (in millions):

Remaining 2020	$14.6
2021	6.7
2022	4.8
2023	3.7
2024	3.6
Thereafter	4.9
Total	$38.3

Note 8—Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following:

(in millions)	March 31, 2020	December 31, 2019
Accrued salaries and wages	$106.8	$142.1
Accrued gaming, pari-mutuel, property, and other taxes	62.9	103.3
Accrued interest	5.9	13.0
Other accrued expenses (1)	213.1	225.8
Other current liabilities (2)	121.8	147.1
Accrued expenses and other current liabilities	$510.5	$631.3

(1)
Amounts as of March 31, 2020 and December 31, 2019 include $40.1 million and $38.3 million, respectively, pertaining to the Company’s accrued progressive jackpot liability. Additionally, amounts include the obligation associated with its mychoice program and the current portion of advance payments on goods and services yet to be provided and for unpaid wagers, which are discussed in Note 2, “Significant Accounting Policies.”

(2)
Amounts as of March 31, 2020 and December 31, 2019 include $61.3 million and $80.1 million, respectively, pertaining to the Company’s non-qualified deferred compensation plan that covers management and other highly-compensated employees.

Note 9—Long-term Debt
Long-term debt, net of current maturities, was as follows:

(in millions)	March 31, 2020	December 31, 2019
Senior Secured Credit Facilities:
Revolving Credit Facility due 2023	$670.0	$140.0
Term Loan A Facility due 2023	663.4	672.3
Term Loan B-1 Facility due 2025	1,114.7	1,117.5
5.625% Notes due 2027	400.0	400.0
Other long-term obligations	80.8	89.2
	2,928.9	2,419.0
Less: Current maturities of long-term debt	(67.7)	(62.9)
Less: Debt discount	(2.3)	(2.4)
Less: Debt issuance costs	(29.6)	(31.5)
	$2,829.3	$2,322.2
Senior Secured Credit Facilities
In January 2017, the Company entered into an agreement to amend and restate its previous credit agreement, dated October 30, 2013, as amended (the “Credit Agreement”), which provided for: (i) a five-year $700.0 million revolving credit facility (the “Revolving Credit Facility”), five-year $300.0 million term loan A facility (the “Term Loan A Facility”), and a seven-year $500.0 million Term Loan B facility (the “Term Loan B Facility” and collectively with the Revolving Credit Facility and the

Term Loan A Facility, the “Senior Secured Credit Facilities”). The Term Loan B Facility was fully repaid and terminated prior to 2019.
In October 2018, in connection with the acquisition of Pinnacle Entertainment, Inc. (the “Pinnacle Acquisition”), we entered into an incremental joinder agreement (the “Incremental Joinder”), which amended the Credit Agreement (the “Amended Credit Agreement”). The Incremental Joinder provided for an additional $430.2 million of incremental loans having the same terms as the existing Term Loan A Facility, with the exception of extending the maturity date, and an additional $1,128.8 million of loans as a new tranche having new terms (the “Term Loan B-1 Facility”). With the exception of extending the maturity date, the Incremental Joinder did not impact the Revolving Credit Facility.
On March 13, 2020, in order to maintain maximum financial flexibility in light of the COVID-19 pandemic, we borrowed the remaining available amount of $430.0 million under our Revolving Credit Facility. As of March 31, 2020, the Company had conditional obligations under letters of credit issued pursuant to the Senior Secured Credit Facilities with face amounts aggregating $29.5 million.
The payment and performance of obligations under the Senior Secured Credit Facilities are guaranteed by a lien on and security interest in substantially all of the assets (other than excluded property such as gaming licenses) of the Company.
5.625% Senior Unsecured Notes
On January 19, 2017, the Company completed an offering of $400.0 million aggregate principal amount of 5.625% senior unsecured notes that mature on January 15, 2027 (the “5.625% Notes”) at a price of par. Interest on the 5.625% Notes is payable on January 15th and July 15th of each year.
Interest expense, net
Interest expense, net, was as follows:

	For the three months ended March 31,
(in millions)	2020	2019
Interest expense	$(130.4)	$(132.6)
Interest income	0.2	0.3
Capitalized interest	0.4	—
Interest expense, net	$(129.8)	$(132.3)
Covenants
Our Amended Credit Agreement and the indenture governing our 5.625% Notes require us, among other obligations, to maintain specified financial ratios and to satisfy certain financial tests. In addition, our Amended Credit Agreement and the indenture governing our 5.625% Notes restrict, among other things, our ability to incur additional indebtedness, incur guarantee obligations, amend debt instruments, pay dividends, create liens on assets, make investments, engage in mergers or consolidations, and otherwise restrict corporate activities. Our debt agreements also contain customary events of default, including cross-default provisions that require us to meet certain requirements under the Penn Master Lease and the Pinnacle Master Lease, each with GLPI. If we are unable to meet our financial covenants or in the event of a cross-default, it could trigger an acceleration of payment terms.
As of March 31, 2020, the Company was in compliance with all required financial covenants. On April 14, 2020, we entered into a second amendment to our Amended Credit Agreement, which, among other things, provides us with relief from our financial covenants for a period of up to one year. See Note 18, “Subsequent Events” for further information. The Company believes that it will remain in compliance with all of its required financial covenants for at least the next twelve months following the date of filing this Quarterly Report on Form 10-Q with the SEC.
Other Long-Term Obligations
Ohio Relocation Fees
As of March 31, 2020 and December 31, 2019, other long-term obligations included $68.8 million and $76.4 million, respectively, related to the relocation fees for Hollywood Gaming at Dayton Raceway (“Dayton”) and Hollywood Gaming at Mahoning Valley Race Course (“Mahoning Valley”), which opened in August 2014 and September 2014, respectively. The relocation fee for each property is payable as follows: $7.5 million upon the opening of the property and eighteen semi-annual payments of $4.8 million beginning one year after the commencement of operations. This obligation is accreted to interest expense at an effective yield of 5.0%. The amount included in interest expense related to this obligation was $0.9 million and $1.1 million for the three months ended March 31, 2020 and 2019, respectively.

Note 10—Leases
Lessee
Master Leases
The components contained within the Master Leases are accounted for as either (i) operating leases, (ii) finance leases, or (iii) financing obligations. Changes to future lease payments under the Master Leases (i.e., when future escalators become known or future variable rent resets occur), which are discussed below, require the Company to either (i) increase both the ROU assets and corresponding lease liabilities with respect to operating and finance leases or (ii) record the incremental variable payment associated with the financing obligation to interest expense.
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
The payment structure under the Penn Master Lease includes a fixed component, a portion of which is subject to an annual escalator of up to 2%, depending on the Adjusted Revenue to Rent Ratio (as defined in the Penn Master Lease) of 1.8:1, and a component that is based on the performance, which is prospectively adjusted (i) every five years by an amount equal to 4% of the average change in net revenues of all properties under the Penn Master Lease (other than Hollywood Casino Columbus (“Columbus”) and Hollywood Casino Toledo (“Toledo”)) compared to a contractual baseline during the preceding five years (“Penn Percentage Rent”) and (ii) monthly by an amount equal to 20% of the net revenues of Columbus and Toledo in excess of a contractual baseline and subject to a rent floor specific to Toledo (see below). The next annual escalator test date is scheduled to occur effective November 1, 2020 and the next Penn Percentage Rent reset is scheduled to occur on November 1, 2023.
Monthly rent associated with Columbus and monthly rent in excess of the Toledo rent floor are considered contingent rent. Expense related to operating lease components associated with Columbus and Toledo are included in “General and administrative” within our unaudited Condensed Consolidated Statements of Operations and the variable expense related to the financing obligation is included in “Interest expense, net” within our unaudited Condensed Consolidated Statements of Operations. Total monthly variable expenses were as follows:

	For the three months ended March 31,
(in millions)	2020	2019
Variable expenses included in “General and administrative”	$3.1	$6.8
Variable expenses included in “Interest expense, net”	3.4	6.3
Total variable expenses	$6.5	$13.1

Pinnacle Master Lease
In connection with the Pinnacle Acquisition in October 2018, we assumed a triple net master lease with GLPI (the “Pinnacle Master Lease”), originally effective April 28, 2016, pursuant to which the Company leases real estate assets associated with 12 of the gaming facilities used in its operations. Upon assumption of the Pinnacle Master Lease, as amended, there were 7.5 years remaining of the initial ten-year term, with five subsequent, five-year renewal periods, on the same terms and conditions, exercisable at the Company’s option. The Company has determined that the lease term is 32.5 years.
The payment structure under the Pinnacle Master Lease includes a fixed component, a portion of which is subject to an annual escalator of up to 2%, depending on the Adjusted Revenue to Rent Ratio (as defined in the Pinnacle Master Lease) of 1.8:1, and a component that is based on the performance, which is prospectively adjusted every two years by an amount equal to 4% of the average change in net revenues compared to a contractual baseline during the preceding two years (“Pinnacle Percentage Rent”). The annual escalator test date and the Pinnacle Percentage Rent reset occurred on May 1, 2020.
Operating Leases
The Company’s operating leases consist mainly of (i) a triple net lease with GLPI for the real estate assets used in the operations of Meadows Racetrack and Casino (the “Meadows Lease”), (ii) a triple net lease with VICI Properties Inc. (NYSE: VICI) (“VICI”) for the real estate assets used in the operation of Margaritaville (the “Margaritaville Lease”), (iii) a triple net lease with VICI for the real estate assets used in the operation of Greektown (the “Greektown Lease” and collectively with the Master Leases, the Meadows Lease, and the Margaritaville Lease, the “Triple Net Leases”), (iv) ground and levee leases to landlords which were not assumed by our REIT Landlords and remain an obligation of the Company, and (v) building and equipment not subject to the Master Leases. Certain of our lease agreements include rental payments based on a percentage of sales over specified contractual amounts, rental payments adjusted periodically for inflation, and rental payments based on usage. The Company’s leases include options to extend the lease terms. The Company’s operating lease agreements do not contain any material residual value guarantees or material restrictive covenants.
On February 1, 2020, the Margaritaville Lease was amended to provide for a change in the measurement of the annual escalator from an Adjusted Revenue to Rent Ratio (as defined in the Margaritaville Lease) of 1.9:1 to a minimum ratio of net revenue to rent of 6.1:1. As a result of the annual escalator, which was determined to be $0.3 million, effective February 1, 2020, an additional operating right-of-use asset and corresponding operating lease liability of $3.1 million were recognized.
Information related to lease term and discount rate was as follows:

	March 31, 2020	December 31, 2019
Weighted-Average Remaining Lease Term
Operating leases	27.4 years	27.6 years
Finance leases	28.3 years	28.6 years
Financing obligations	30.1 years	30.4 years

Weighted-Average Discount Rate
Operating leases	6.7%	6.7%
Finance leases	6.8%	6.8%
Financing obligations	8.1%	8.1%

The following is a maturity analysis of our operating leases, finance leases and financing obligations as of March 31, 2020:

(in millions)	Operating Leases	Finance Leases	Financing Obligations
Years ending December 31,
2020 (excluding the three months ended March 31, 2020)	$316.4	$16.3	$277.3
2021	404.3	21.7	367.3
2022	401.2	21.6	367.3
2023	398.1	20.8	367.3
2024	381.6	16.7	367.3
Thereafter	8,156.4	393.5	9,270.6
Total lease payments	10,058.0	490.6	11,017.1
Less: Imputed interest	(5,510.6)	(266.3)	(6,887.9)
Present value of future lease payments	4,547.4	224.3	4,129.2
Less: Current portion of lease obligations	(119.1)	(6.6)	(35.7)
Long-term portion of lease obligations	$4,428.3	$217.7	$4,093.5

The components of lease expense were as follows:

	For the three months ended March 31, 2020
	Classification
(in millions)	Gaming Expense	Food, Beverage, Hotel and Other Expense	General and Administrative	Interest Expense, net	Depreciation and Amortization	Total
Operating Lease Costs
Rent expense associated with triple net leases classified as operating leases (1)	$—	$—	$97.5	$—	$—	$97.5
Operating lease cost (2)	0.1	0.1	4.1	—	—	4.3
Short-term lease cost	11.7	0.2	0.2	—	—	12.1
Variable lease cost (2)	0.6	—	0.2	—	—	0.8
Total	$12.4	$0.3	$102.0	$—	$—	$114.7

Finance Lease Costs
Interest expense (3)	$—	$—	$—	$3.9	$—	$3.9
Amortization expense (3)	—	—	—	—	2.0	2.0
Total	$—	$—	$—	$3.9	$2.0	$5.9

Financing Obligation Costs
Interest expense (4)	$—	$—	$—	$97.4	$—	$97.4

	For the three months ended March 31, 2019
	Classification
(in millions)	Gaming Expense	Food, Beverage, Hotel and Other Expense	General and Administrative	Interest Expense, net	Depreciation and Amortization	Total
Operating Lease Costs
Rent expense associated with triple net leases classified as operating leases (1)	$—	$—	$84.7	$—	$—	$84.7
Operating lease cost (2)	0.1	0.2	4.1	—	—	4.4
Short-term lease cost	12.9	0.2	0.6	—	—	13.7
Variable lease cost (2)	1.3	—	0.3	—	—	1.6
Total	$14.3	$0.4	$89.7	$—	$—	$104.4

Finance Lease Costs
Interest expense (3)	$—	$—	$—	$3.8	$—	$3.8
Amortization expense (3)	—	—	—	—	2.0	2.0
Total	$—	$—	$—	$3.8	$2.0	$5.8

Financing Obligation Costs
Interest expense (4)	$—	$—	$—	$97.7	$—	$97.7

(1)
Pertains to the operating lease components contained within the Master Leases (primarily land), the Meadows Lease, the Margaritaville Lease and the Greektown Lease, inclusive of the variable expense associated with Columbus and Toledo for the operating lease components (the land) (see table above).

(2)	Excludes the operating lease costs and variable lease costs pertaining to our triple net leases with our REIT landlords classified as operating leases, discussed in footnote (1) above.

(3)	Primarily pertains to the Dayton and Mahoning Valley finance leases.

(4)
Pertains to the components contained within the Master Leases (primarily buildings) determined to be financing obligations, inclusive of the variable expense associated with Columbus and Toledo for the finance lease components (the buildings) (see table above).

Total payments made under the Triple Net Leases were as follows:

	For the three months ended March 31,
(in millions)	2020	2019
Penn Master Lease	$114.8	$114.4
Pinnacle Master Lease	82.5	81.3
Meadows Lease	6.7	6.5
Margaritaville Lease	5.9	5.7
Greektown Lease	13.9	—
Total	$223.8	$207.9

Supplemental cash flow information related to leases was as follows:

	For the three months ended March 31,
(in millions)	2020	2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from finance leases	$3.9	$3.8
Operating cash flows from operating leases	$108.2	$90.6
Financing cash flows from finance leases	$1.6	$1.6

Lessor
We lease our hotel rooms to patrons and record the corresponding lessor revenue in “Food, beverage, hotel and other revenues” within our unaudited Condensed Consolidated Statements of Operations. For the three months ended March 31, 2020 and 2019, the Company recognized $60.6 million and $71.4 million of lessor revenues related to the rental of hotel rooms, respectively. Hotel leasing arrangements vary in duration, but are short-term in nature. The cost and accumulated depreciation of property and equipment associated with hotel rooms is included in “Property and equipment, net” within our unaudited Condensed Consolidated Balance Sheets.

Note 11—Investments in and Advances to Unconsolidated Affiliates
As of March 31, 2020, investments in and advances to unconsolidated affiliates primarily consisted of the Company’s 36% interest in Barstool Sports, its 50% investment in Kansas Entertainment, which is a JV with International Speedway that owns Hollywood Casino at Kansas Speedway, its 50% interest in Freehold Raceway, and its 50% joint venture with MAXXAM, Inc. (“MAXXAM”) that owns and operates racetracks in Texas.

Investment in Barstool Sports
In February 2020, we closed on our investment in Barstool Sports pursuant to a stock purchase agreement with Barstool Sports and certain stockholders of Barstool Sports, in which we purchased 36% (inclusive of 1% on a delayed basis) of the common stock, par value $0.0001 per share, of Barstool Sports for a purchase price of $161.2 million. The purchase price consisted of $135.0 million in cash and $23.1 million in shares of a new class of non-voting convertible preferred stock of the Company (the “Series D Preferred Stock”) (discussed below). Furthermore, three years after the closing of the transaction (or earlier at our election), we will increase our ownership in Barstool Sports to approximately 50% by purchasing approximately $62 million worth of additional shares of Barstool Sports common stock, consistent with the implied valuation at the time of the initial investment, which was $450.0 million. With respect to the remaining Barstool Sports shares, we have immediately exercisable call rights, and the existing Barstool Sports stockholders have put rights exercisable beginning three years after closing, all based on a fair market value calculation at the time of exercise (subject to a cap of $650.0 million and a floor of 2.25 times the annualized revenue of Barstool Sports, all subject to various adjustments). As part of our investment, we recorded various forward arrangements with a fair value of $3.1 million.
On February 20, 2020, the Company issued 883 shares of Series D Preferred Stock, par value $0.01 per share, to certain individual stockholders affiliated with Barstool Sports. 1/1,000th of a share of Series D Preferred Stock is convertible into one share of Penn National Gaming common stock, par value $0.01 per share (“Penn Common Stock”). Series D Preferred Stock will be entitled to participate equally and ratably in all dividends and distributions paid to holders of Penn Common Stock based on the number of shares of Penn Common Stock into which such Series D Preferred Stock could convert. Series D

Preferred Stock is nonvoting stock. The Series D Preferred Stock issued to certain individual stockholders affiliated with Barstool Sports will be available for conversion into Penn Common Stock in tranches over the next four years as stipulated in the stock purchase agreement, with the first 20% tranche available for conversion into Penn Common Stock in the first quarter of 2021. As of March 31, 2020, none of the Series D Preferred Stock can be converted into Penn Common Stock.
As a part of the stock purchase agreement, we entered into a commercial agreement that provides us with access to Barstool Sports’ customer list and free advertising on the Barstool Sports platform over the term of the agreement. The initial term of the commercial agreement is ten years and, unless earlier terminated and subject to certain exceptions, will automatically renew for three additional ten-year terms (a total of 40 years assuming all renewals are exercised). Upon consummation of the transaction, we recorded an amortizing intangible asset pertaining to the customer list of $2.4 million and a prepaid expense pertaining to the advertising in the amount of $17.5 million, of which $16.3 million is classified as long-term and included in “Other assets” within our unaudited Condensed Consolidated Balance Sheets.
As of March 31, 2020, our investment in Barstool Sports was $144.7 million, which is inclusive of $3.4 million of costs we incurred to close the transaction. We will record our proportionate share of Barstool Sports net income (loss) one quarter in arrears, which will commence in the second quarter of 2020.
The Company determined that Barstool Sports qualified as a VIE as of March 31, 2020. The Company did not consolidate its investment in Barstool Sports as of and for the three months ended March 31, 2020 as the Company determined that it did not qualify as the primary beneficiary of Barstool Sports either at the commencement date of its investment or for the subsequent period ended March 31, 2020, primarily as a result of the Company not having the power to direct the activities of the VIE that most significantly affect Barstool Sports’ economic performance.
Kansas Joint Venture
As of March 31, 2020 and December 31, 2019, our investment in Kansas Entertainment was $87.0 million and $90.8 million, respectively. The Company has determined that Kansas Entertainment does not qualify as a VIE. Using the guidance for entities that are not VIEs, the Company determined that it did not have a controlling financial interest in the JV, primarily as it did not have the ability to direct the activities of the JV that most significantly impacted the JV’s economic performance without the input of International Speedway. Therefore, the Company did not consolidate its investment in Kansas Entertainment as of March 31, 2020 and December 31, 2019 and for the three months ended March 31, 2020 and 2019.
The following table provides summary income statement information of Kansas Entertainment for the comparative periods that are included within the Company’s unaudited Condensed Consolidated Statements of Operations:

	For the three months ended March 31,
(in millions)	2020	2019
Revenues	$34.2	$39.5
Operating expenses	24.4	27.5
Operating income	9.8	12.0
Net income	$9.8	$12.0

Net income attributable to Penn National	$4.9	$6.0

Texas Joint Venture
MAXXAM owns and operates the Sam Houston Race Park in Houston, Texas and the Valley Race Park in Harlingen, Texas, and holds a license for a racetrack in Austin, Texas. During the three months ended March 31, 2020, principally due to on-going negative operating results of these racetracks, we recorded an other-than-temporary impairment on our investment in the JV of $4.6 million, which is included in “Impairment losses” within our unaudited Condensed Consolidated Statements of Operations.

Note 12—Income Taxes
On March 27, 2020, the President of the United States signed into law the CARES Act, which focused on providing relief in response to the adverse economic impact of the COVID-19 pandemic. Among other provisions, the CARES Act provides various forms of income tax relief to U.S. taxpayers through temporary amendments to net operating loss (“NOLs”) rules, temporarily increases the limitation on interest expense deductibility and immediate expensing for eligible qualified improvement property. We are currently evaluating the provisions of the CARES Act. As of March 31, 2020, although we do not expect these provisions to have a significant impact on our effective tax rate, we are estimating an income tax refund between approximately $40 million and $50 million primarily attributable to the carryback of NOLs.
The Company calculates the provision for income taxes during interim reporting periods by applying an estimate of the annual effective tax rate to its year-to-date pretax book income or loss. The tax effects of discrete items, including but not limited to, excess tax benefits associated with stock-based compensation, valuation allowance adjustments based on new evidence and enactment of tax laws, are reported in the interim period in which they occur. The effective tax rate (income taxes as a percentage of income or loss before income taxes) including discrete items was 14.1% for the three months ended March 31, 2020, as compared to 26.5% for the three months ended March 31, 2019. Our effective income tax rate can vary from period to period depending on, among other factors, the geographic and business mix of our earnings, changes to our valuation allowance and the level of our tax credits. Certain of these and other factors, including our history and projections of pretax earnings, are considered in assessing our ability to realize our net deferred tax assets.
As of each reporting date, the Company considers all available positive and negative evidence that could affect its view of the future realization of deferred tax assets pursuant to ASC Topic 740, “Income Taxes.” As of December 31, 2019, the Company had significant three-year cumulative pretax income of $150.9 million and concluded that a valuation allowance was not necessary except for a federal capital loss carryforward and certain state deferred tax assets where we continue to be in a three-year cumulative pretax loss position. The Company’s valuation allowance as of December 31, 2019 was $54.2 million.
During the three months ended March 31, 2020, the Company reassessed the need for a valuation allowance due to the impairment charges of $616.1 million recorded related to the COVID-19 pandemic that caused the Company to have a three-year cumulative pretax loss of $564.2 million. Such objective evidence limits our ability to consider other subjective evidence such as our forecast of pretax earnings. As a result of this objective negative evidence, the Company recorded an increase of $74.4 million to its valuation allowance on certain federal and state deferred tax assets that are not more likely than not to be realized.

On March 27, 2020, we entered into the Term Sheet with GLPI whereby GLPI agreed to (i) purchase the real estate assets associated with our Tropicana property, which closed on April 16, 2020, and (ii) purchase the land underlying our Morgantown development project subject to regulatory approval, which we expect to close by August 31, 2020. These transactions will be treated as a sale of business assets for tax purposes. We will assess the amount of gain or loss in the interim period when the transactions close, which may impact our estimated 2020 net operating loss.

Note 13—Commitments and Contingencies
The Company is subject to various legal and administrative proceedings relating to personal injuries, employment matters, commercial transactions, development agreements and other matters arising in the ordinary course of business. Although the Company maintains what it believes to be adequate insurance coverage to mitigate the risk of loss pertaining to covered matters, legal and administrative proceedings can be costly, time-consuming and unpredictable. The Company does not believe that the final outcome of these matters will have a material adverse effect on its financial position, results of operations, or cash flows.
Note 14—Stock-Based Compensation
2018 Long Term Incentive Compensation Plan
The Company’s 2018 Long Term Incentive Compensation Plan (the “2018 Plan”) permits it to issue stock options (incentive and/or non-qualified), stock appreciation rights (“SARs”), restricted stock awards (“RSAs”), phantom stock units (“PSUs”) and other equity and cash awards to employees. Non-employee directors are eligible to receive all such awards, other than incentive stock options. Pursuant to the 2018 Plan, 12,700,000 shares of the Company’s common stock are reserved for issuance. For purposes of determining the number of shares available for issuance under the 2018 Plan, stock options and SARs (except cash-settled SARs) count against the 12,700,000 limit as one share of common stock for each share granted and restricted stock or any other full value stock award count as issuing 2.30 shares of common stock for each share granted. Any awards that are not settled in shares of common stock are not counted against the limit. As of March 31, 2020, there were 7,547,999 shares available for future grants under the 2018 Plan.
Performance Share Program
In February 2019, the Company’s Compensation Committee of the Board of Directors adopted a performance share program (the “Performance Share Program II”) pursuant to the 2018 Plan. An aggregate of 107,297 RSAs with performance-

based vesting conditions, at target, was granted in February 2020 under the Performance Share Program II, with the grant having a three-year award period consisting of three one-year performance periods and a three-year service period. The performance threshold for vesting of these awards is 50% of target and, based on the level of achievement, up to 150% of target.
Stock Options
The Company granted 635,932 and 1,307,015 stock options during the three months ended March 31, 2020 and 2019, respectively.
Stock-based Compensation Expense
Stock-based compensation expense, which pertains principally to our stock options and RSAs, for the three months ended March 31, 2020 and 2019 was $6.0 million and $3.4 million, respectively, and is included within the unaudited Condensed Consolidated Statements of Operations under “General and administrative.”
Stock Appreciation Rights
Our SARs, which vest over a period of four years, are accounted for as liability awards since they will be settled in cash. The fair value of cash-settled SARs is calculated each reporting period and estimated using the Black-Scholes option pricing model. The Company has a liability, which is included in “Accrued expenses and other current liabilities” within the unaudited Condensed Consolidated Balance Sheets, associated with its cash-settled SARs of $1.9 million and $14.4 million as of March 31, 2020 and December 31, 2019, respectively.
For SARs held by employees of the Company, there was $5.4 million of total unrecognized compensation cost as of March 31, 2020 that will be recognized over the awards remaining weighted average vesting period of 3.2 years. For the three months ended March 31, 2020 and 2019, the Company recognized a reduction to compensation expense of $5.5 million associated with these awards compared to a charge to compensation expense of $3.0 million for the three months ended March 31, 2019. Compensation expense associated with our SARs is recorded in “General and administrative” within the unaudited Condensed Consolidated Statements of Operations. We paid $6.6 million and $1.2 million during the three months ended March 31, 2020 and 2019, respectively, pertaining to our cash-settled SARs.
Phantom Stock Units
Our PSUs, which vest over a period of three to four years, entitle employees and directors to receive cash based on the fair value of the Company’s common stock on the vesting date. The cash-settled PSUs are accounted for as liability awards and are re-measured at fair value each reporting period until they become vested with compensation expense being recognized over the requisite service period. The Company has a liability, which is included in “Accrued expenses and other current liabilities” within the unaudited Condensed Consolidated Balance Sheets, associated with its cash-settled PSUs of $0.8 million and $3.3 million as of March 31, 2020 and December 31, 2019, respectively.
For PSUs held by employees and directors of the Company, there was $1.9 million of total unrecognized compensation cost as of March 31, 2020 that will be recognized over the awards remaining weighted average vesting period of 1.9 years. For the three months ended March 31, 2020 and 2019, the Company recognized $0.1 million and $1.1 million of compensation expense, respectively, associated with these awards. Compensation expense associated with our PSUs is recorded in “General and administrative” within the unaudited Condensed Consolidated Statements of Operations. We paid $2.8 million and $2.4 million during the three months ended March 31, 2020 and 2019, respectively, pertaining to our cash-settled PSUs.
Share Repurchase Program
In January 2019, the Company announced a share repurchase program pursuant to which the Board of Directors authorized to repurchase up to $200.0 million of the Company’s common stock, which expires on December 31, 2020. The Company did not repurchase any shares of its common stock during the three months ended March 31, 2020 or 2019.

Note 15—Earnings (Loss) per Share
For the three months ended March 31, 2020, we recorded a net loss applicable to common stock. As such, because the potential dilution from stock-based compensation awards was antidilutive, we used basic weighted average common shares outstanding, rather than diluted weighted average common shares outstanding when calculating diluted loss per share. Stock options and RSAs that could potentially dilute basic earnings per share in the future that were not included in the computation of diluted loss per share for the three months ended March 31, 2020 were 2.2 million and 0.3 million, respectively.
Holders of the Company’s Series D Preferred Stock are entitled to participate equally and ratably in all dividends and distributions paid to holders of Penn Common Stock, irrespective of any vesting requirement. Accordingly, although the vesting commences upon the elimination of the contingency, the Series D Preferred Stock shares are considered a participating security and the Company is required to apply the two-class method to consider the impact of the preferred shares on the calculation of basic and diluted earnings per share. The Company is currently in a net loss position and is therefore not required to present the two-class method; however, in the event the Company is in a net income position, the two-class method must be applied by allocating all earnings during the period to common shares and preferred shares.
The following table reconciles the weighted average common shares outstanding used in the calculation of basic earnings per share to the weighted average common shares outstanding used in the calculation of diluted earnings per share for the three months ended March 31, 2019:

(in millions)	For the three months ended March 31, 2019
Determination of shares:
Weighted average common shares outstanding	116.3
Assumed conversion of dilutive stock options	2.0
Assumed conversion of dilutive RSAs	0.3
Diluted weighted average common shares outstanding	118.6

Options to purchase 1,234,909 shares and 1,940,633 shares were outstanding during the three months ended March 31, 2020 and 2019, respectively, but were not included in the computation of diluted earnings (loss) per share because they were antidilutive.
The following table presents the calculation of basic and diluted earnings (loss) per share for the Company’s common stock for the three months ended March 31, 2020 and 2019:

	For the three months ended March 31,
(in millions, except per share data)	2020	2019
Calculation of basic earnings (loss) per share:
Net income (loss) applicable to common stock	$(608.6)	$41.0
Weighted average common shares outstanding	115.7	116.3
Basic earnings (loss) per share	$(5.26)	$0.35
Calculation of diluted earnings (loss) per share:
Net income (loss) applicable to common stock	$(608.6)	$41.0
Diluted weighted average common shares outstanding	115.7	118.6
Diluted earnings (loss) per share	$(5.26)	$0.35

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
Equity Securities
As of March 31, 2020 and December 31, 2019, we held $18.7 million and $40.5 million in equity securities, respectively, including ordinary shares and warrants, which are reported as “Other assets” in our unaudited Condensed Consolidated Balance Sheet. These equity securities are the result of Penn Interactive entering into multi-year agreements with third-party sports betting operators for online sports betting and related iGaming market access across our portfolio during the third quarter of 2019. During the three months ended March 31, 2020, we recognized a holding loss of $21.8 million related to these equity securities, which is included in “Other,” as reported in “Other income (expenses)” within our unaudited Condensed Consolidated Statements of Operations.
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
As of March 31, 2020 and December 31, 2019, PRP held $15.1 million at each date in promissory notes issued by RDC and $6.6 million and $6.7 million, respectively, in local government corporation bonds issued by RDC, at amortized cost. The promissory notes and the local government corporation bonds are collateralized by the assets of Retama Park Racetrack. As of March 31, 2020 and December 31, 2019, the promissory notes and the local government corporation bonds, which have long-term contractual maturities, were included in “Other assets” within our unaudited Condensed Consolidated Balance Sheets.
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
Other long-term obligations as of March 31, 2020 and December 31, 2019 included the relocation fees for Dayton and Mahoning Valley, which are discussed in Note 9, “Long-term Debt,” and the repayment obligation of the hotel and event center located near Hollywood Casino Lawrenceburg. The fair values of these long-term obligations are estimated based on rates consistent with the Company’s credit rating for comparable terms and debt instruments and are classified as Level 2 measurements.
Other Liabilities
Other liabilities as of March 31, 2020 and December 31, 2019 principally consisted of contingent purchase price related to Plainridge Park Casino and Absolute Games, LLC, which was acquired by Penn Interactive during the second quarter of 2018. The Plainridge Park Casino contingent purchase price is calculated based on earnings of the gaming operations over the first ten years of operations, which commenced in June 24, 2015. As of March 31, 2020 and December 31, 2019, we were contractually obligated to make six additional annual payments. The Absolute Games, LLC contingent purchase price is calculated based on earnings over the first two years of operations after the acquisition. As of March 31, 2020, we were contractually obligated to make one additional payment, corresponding to the second year of operations after the acquisition. The fair value of these liabilities, which are estimated based on an income approach using a discounted cash flow model and have been classified as Level 3 measurements, are included within our unaudited Condensed Consolidated Balance Sheets in “Accrued expenses and other current liabilities” or “Other long-term liabilities,” depending on the timing of the next payment.
The carrying amounts and estimated fair values by input level of the Company’s financial instruments were as follows:

	March 31, 2020
(in millions)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$730.7	$730.7	$730.7	$—	$—
Equity securities	$18.7	$18.7	$—	$18.7	$—
Held-to-maturity securities	$6.6	$6.6	$—	$6.6	$—
Promissory notes	$15.1	$15.2	$—	$15.2	$—
Financial liabilities:
Long-term debt
Senior Secured Credit Facilities	$2,416.7	$2,120.0	$2,120.0	$—	$—
5.625% Notes	$399.5	$296.0	$296.0	$—	$—
Other long-term obligations	$80.8	$81.1	$—	$81.1	$—
Other liabilities	$18.1	$18.1	$—	$2.8	$15.3

	December 31, 2019
(in millions)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$437.4	$437.4	$437.4	$—	$—
Equity securities	$40.5	$40.5	$—	$40.5	$—
Held-to-maturity securities	$6.7	$6.7	$—	$6.7	$—
Promissory notes	$15.1	$15.1	$—	$15.1	$—
Financial liabilities:
Long-term debt
Senior Secured Credit Facilities	$1,896.5	$1,930.6	$1,930.6	$—	$—
5.625% Notes	$399.4	$426.0	$426.0	$—	$—
Other long-term obligations	$89.2	$89.7	$—	$89.7	$—
Other liabilities	$20.3	$20.3	$—	$2.8	$17.5

The following table summarizes the changes in fair value of our Level 3 liabilities measured on a recurring basis:

Other Liabilities
(in millions)	Contingent Purchase Price
Balance as of January 1, 2020	$17.5
Included in earnings (loss) (1)	(2.2)
Balance as of March 31, 2020	$15.3

(1)	The reduction in expense is included in “General and administrative” within our unaudited Condensed Consolidated Statements of Operations.
The following table sets forth the assets measured at fair value on a non-recurring basis during the three months ended March 31, 2020:

(in millions)	Valuation Date	Valuation Technique	Level 1	Level 2	Level 3	Total Balance	Total Reduction in Fair Value Recorded
Goodwill	3/31/2020	Discounted cash flow and market approach	$—	$—	$160.5	$160.5	$(113.0)
Gaming licenses	3/31/2020	Discounted cash flow	$—	$—	$568.0	$568.0	$(437.0)
Trademarks	3/31/2020	Discounted cash flow	$—	$—	$216.5	$216.5	$(61.5)

The following table summarizes the significant unobservable inputs used in calculating fair value for our Level 3 liabilities on a recurring basis as of March 31, 2020:

	Valuation Technique	Unobservable Input	Discount Rate
Contingent consideration - Plainridge Park Casino	Discounted cash flow	Discount rate	11.45%

As discussed in Note 7, “Goodwill and Other Intangible Assets,” we recorded impairments on our gaming licenses and trademarks, which are indefinite-lived intangible assets, as a result of the first quarter of 2020 interim assessment for impairment. The following table presents quantitative information about the significant unobservable inputs used in the fair value measurements of other indefinite-lived intangible assets as of the valuation date below:

(in millions)	Fair Value	Valuation Technique	Unobservable Input	Range or Amount
As of March 31, 2020
Gaming licenses	$568.0	Discounted cash flow	Discount rate	13.25% - 14.0%
			Long-term revenue growth rate	2.0%
Trademarks	$216.5	Discounted cash flow	Discount rate	13.25% - 14.0%
			Long-term revenue growth rate	2.0%
			Pretax royalty rate	1.0% - 2.0%

Note 17—Segment Information
We have aggregated our operating segments into four reportable segments based on the similar characteristics of the operating segments within the regions in which they operate: Northeast, South, West and Midwest. The Other category is included in the following tables in order to reconcile the segment information to the consolidated information.
The Company utilizes Adjusted EBITDAR (as defined below) as its measure of segment profit or loss. The following table highlights our revenues and Adjusted EBITDAR for each reportable segment and reconciles Adjusted EBITDAR on a consolidated basis to net income (loss).

	For the three months ended March 31,
(in millions)	2020	2019
Revenues:
Northeast segment	$520.7	$550.6
South segment	223.3	292.0
West segment	126.6	158.6
Midwest segment	228.1	271.2
Other (1)	20.3	10.2
Intersegment eliminations (2)	(2.9)	—
Total	$1,116.1	$1,282.6

Adjusted EBITDAR (3):
Northeast segment	$124.5	$164.8
South segment	52.6	97.8
West segment	24.6	49.9
Midwest segment	69.5	99.2
Other (1)	(18.9)	(20.3)
Total (3)	252.3	391.4

Other operating benefits (costs) and other income (expenses):
Rent expense associated with triple net operating leases (4)	(97.5)	(84.7)
Stock-based compensation	(6.0)	(3.4)
Cash-settled stock-based awards variance	8.9	(0.4)
Loss on disposal of assets	(0.6)	(0.5)
Contingent purchase price	2.2	(4.7)
Pre-opening and acquisition costs	(3.2)	(4.4)
Depreciation and amortization	(95.7)	(104.1)
Impairment losses	(616.1)	—
Insurance recoveries, net of deductible charges	0.1	—
Non-operating items of joint venture (5)	(0.9)	(1.1)
Interest expense, net	(129.8)	(132.3)
Other	(21.8)	—
Income (loss) before income taxes	(708.1)	55.8
Income tax benefit (expense)	99.5	(14.8)
Net income (loss)	$(608.6)	$41.0

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

(3)
We define Adjusted EBITDAR as earnings before interest expense, net; income taxes; depreciation and amortization; rent expense associated with triple net operating leases (see footnote (4) below); stock-based compensation; debt extinguishment and financing charges; impairment losses; insurance recoveries and deductible charges; changes in the estimated fair value of our contingent purchase price obligations; gain or loss on disposal of assets; the difference between budget and actual expense for cash-settled stock-based awards; pre-opening and acquisition costs; and other income or expenses. Adjusted EBITDAR is also inclusive of income or loss from unconsolidated affiliates, with our share of non-operating items (such as depreciation and amortization) added back for our Kansas Entertainment JV and is inclusive of rent expense associated with triple net operating leases (which is a normal, recurring cash operating expense necessary to operate our business).

(4)	The Company’s triple net operating leases include certain components of the Master Leases (primarily land), the Meadows Lease, the Margaritaville Lease, and the Greektown Lease.

(5)	Consists principally of depreciation and amortization associated with the operations of Hollywood Casino at Kansas Speedway.

	For the three months ended March 31,
(in millions)	2020	2019
Capital expenditures:
Northeast segment	$30.3	$12.7
South segment	4.0	8.9
West segment	2.5	7.0
Midwest segment	3.4	7.0
Other	2.6	2.1
Total capital expenditures	$42.8	$37.7

(in millions)	Northeast	South	West	Midwest	Other (1)	Total
As of March 31, 2020
Investment in and advances to unconsolidated affiliates (2)	$0.1	$—	$—	$87.0	$177.6	$264.7
Total assets	$1,849.8	$1,095.0	$656.8	$1,120.8	$9,216.0	$13,938.4

As of December 31, 2019
Investment in and advances to unconsolidated affiliates	$0.1	$—	$—	$90.9	$37.3	$128.3
Total assets	$2,273.7	$1,397.0	$752.1	$1,412.2	$8,359.5	$14,194.5

(1)
The real estate assets subject to the Master Leases, which are classified as either property and equipment, operating lease ROU assets, or finance lease ROU assets, are included within the Other category.

(2)	Our investment in Barstool Sports is included within the Other category.

Note 18—Subsequent Events
Amendment to Credit Agreement
On April 14, 2020, the Company entered into a second amendment to its Amended Credit Agreement with its various lenders (the “Amendment Agreement”) to provide for certain modifications. During the period beginning on April 14, 2020 and ending on the earlier of (x) the date that is two business days after the date on which the Company delivers a covenant relief period termination notice to the administrative agent and (y) the date on which the administrative agent receives a compliance certificate for the quarter ending March 31, 2021 (the “Covenant Relief Period”), the Company will not have to comply with any Maximum Leverage Ratio or Minimum Interest Coverage Ratio (as such terms are defined in the Credit Agreement). During the Covenant Relief Period, the Company will be subject to a minimum liquidity covenant that requires cash and cash equivalents and availability under its Revolving Credit Facility to be (i) at least $400.0 million through April 30, 2020; (ii) $350.0 million during the period from May 1, 2020 through May 31, 2020; (iii) $300.0 million during the period from June 1, 2020 through June 30, 2020; and (iv) $225.0 million during the period from July 1, 2020 through March 31, 2021.
The Amendment Agreement also amends the financial covenants that are applicable after the Covenant Relief Period to permit the Company to (i) maintain a maximum consolidated total net leverage ratio of up to a ratio that varies by quarter, ranging between 5.50:1.00 and 4.50:1.00 in 2021 and 4.25:1.00 thereafter, tested quarterly on a pro forma trailing twelve month (“PF TTM”) basis; (ii) maintain a maximum senior secured net leverage ratio of up to a ratio that varies by quarter, ranging between 4.50:1.00 and 3.50:1.00 in 2021 and 3.00:1.00 thereafter, tested quarterly on a PF TTM basis; and (iii) maintain an interest coverage ratio of 2.50:1.00, tested quarterly on a PF TTM basis.
In addition, the Amendment Agreement (i) provides that, during the Covenant Relief Period, loans under the Revolving Credit Facility and the Term Loan A Facility shall bear interest at either a base rate or an adjusted LIBOR rate, in each case, plus an applicable margin, in the case of base rate loans, of 2.00%, and in the case of adjusted LIBOR rate loans, of 3.00%; (ii) provides that, during the Covenant Relief Period, the Company shall pay a commitment fee on the unused portion of the commitments under the Revolving Credit Facility at a rate of 0.50% per annum; (iii) provides for a 0.75% LIBOR floor applicable to all LIBOR loans under the Senior Secured Credit Facilities; (iv) carves out COVID-19 related effects from certain terms of the Senior Secured Credit Facilities during the Covenant Relief Period; and (v) makes certain other changes to the covenants and other provisions of the Amended Credit Agreement.
Tropicana Sale-Leaseback with GLPI

On April 16, 2020, we entered into and closed on a purchase agreement with GLPI pursuant to which GLPI acquired the real estate assets associated with our Tropicana property in exchange for rent credits of $307.5 million that we began utilizing to pay rent under our existing Master Leases in May 2020. Furthermore, contemporaneous with the sale, the Company entered into a lease with a subsidiary of GLPI for the real estate assets used in the operations of Tropicana for nominal rent and will continue to operate the Tropicana for two years (subject to three one-year extensions at GLPI’s option) or until the real estate assets and the operations of the Tropicana are earlier sold. GLPI will conduct a sale process with respect to both the real estate assets and the operations of Tropicana for up to 24 months (the “Sale Period”), with the Company receiving (i) 75% of the proceeds above $307.5 million plus certain taxes, expenses and costs if an agreement for such sale is signed in the first 12 months of the Sale Period or (ii) 50% of the proceeds above $307.5 million plus certain taxes, expenses and costs if an agreement for such sale is signed in the remainder of the Sale Period.
Other
The Term Sheet discussed in Note 1, “Organization and Basis of Presentation” provides that the Company and GLPI will enter into an option agreement whereby GLPI will grant the Company the exclusive right until December 31, 2020 to purchase the operations of Hollywood Casino Perryville for $31.1 million, with the closing of such purchase to occur on a date selected by the Company during 2021. If the transaction is completed, we would lease the real estate assets associated with Hollywood Casino Perryville with initial rent of $7.8 million per year subject to escalation. The option agreement will be executed at a later date.
Additionally, pursuant to the Term Sheet, we agreed that we would exercise the next scheduled five-year renewal under the Penn Master Lease as well as the Pinnacle Master Lease, and GLPI agreed they would grant us the option to exercise an additional five-year renewal term at the end of the lease term on the Penn Master Lease and the Pinnacle Master Lease, subject to certain conditions. If each of these renewal options were exercised, the term of the Penn Master Lease would extend to November 30, 2033 and the term of the Pinnacle Master Lease would extend to April 30, 2031; and if all renewals options contained within the Penn Master Lease and the Pinnacle Master Lease were exercised, inclusive of the these renewal options, the term of the Penn Master Lease would extend to November 30, 2053 and the term of the Pinnacle Master Lease would extend to April 30, 2056.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of financial condition, results of operations, liquidity and capital resources should be read in conjunction with, and is qualified in its entirety by, the unaudited Condensed Consolidated Financial Statements and the notes thereto included in this Quarterly Report on Form 10-Q, and the Consolidated Financial Statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2019.

EXECUTIVE OVERVIEW
Our Business
Penn National Gaming, Inc., together with its subsidiaries (“Penn National,” the “Company,” “we,” “our,” or “us”), is a leading, diversified, multi-jurisdictional owner and manager of gaming and racing properties, sports betting operations, and video gaming terminal (“VGT”) operations. We are licensed to offer live sports betting at our properties in Indiana, Iowa, Michigan, Mississippi, Nevada, Pennsylvania and West Virginia. In addition, we operate an interactive gaming (“iGaming”) division through our subsidiary, Penn Interactive Ventures, LLC (“Penn Interactive”), which has launched an online casino (“iCasino”) in Pennsylvania through our HollywoodCasino.com gaming platform and entered into multi-year agreements with leading sports betting operators for online sports betting and iGaming market access across our portfolio of properties. We also hold a 36% equity interest in Barstool Sports, Inc. (“Barstool Sports”), a leading digital sports, entertainment and media platform, and expect to launch our online sports betting app called Barstool Sports in the third quarter of 2020. Our MYCHOICE® customer loyalty program currently has over 20 million members and provides our members with various benefits, including complimentary goods and/or services. We believe our continued evolution into the best-in-class omni-channel provider of retail and online gaming and sports betting entertainment will be a catalyst for our core land-based business, while also providing a platform for significant long-term shareholder value.
As of March 31, 2020, we owned, managed, or had ownership interests in 41 properties in 19 states. The majority of the real estate assets (i.e., land and buildings) used in our operations are subject to triple net master leases; the most significant of which are the Penn Master Lease and the Pinnacle Master Lease (as such terms are defined in “Liquidity and Capital Resources” and collectively referred to as the “Master Leases”), with Gaming and Leisure Properties, Inc. (NASDAQ: GLPI) (“GLPI”), a real estate investment trust (“REIT”).
Impact of COVID-19 Pandemic and Company Response
On March 11, 2020, the World Health Organization declared the novel coronavirus (known as “COVID-19”) outbreak to be a global pandemic. As a result, we began temporary suspension of the operations of all of our 41 gaming properties starting between March 13, 2020 and March 19, 2020 pursuant to various orders from state gaming regulatory bodies or governmental authorities to combat the rapid spread of COVID-19, all of which remained temporarily closed as of March 31, 2020 and the date of filing this Quarterly Report on Form 10-Q with the U.S. Securities and Exchange Commission (the “SEC”).
These developments have caused significant disruptions to our business and have caused a material adverse impact on our financial condition, results of operations and cash flows, the extent of which is primarily based on the duration of the property closures as well as the timing and extent of any recovery in visitation and consumer spending at our properties. We are currently unable to determine whether, when or how the conditions surrounding the COVID-19 pandemic will change, including when any restrictions or closure requirements will be lifted, when we will be able to reopen all of our gaming properties, whether we will be able to successfully staff our properties, the manner in which our properties will reopen, the impact that social distancing protocols will have on our operations, and the degree to which our customers will patronize our properties.

On March 13, 2020, in order to maintain maximum financial flexibility in light of the COVID-19 pandemic, we borrowed the remaining available amount of $430.0 million under our Revolving Credit Facility (as defined in “Liquidity and Capital Resources”). On April 14, 2020, we entered into a second amendment to our Amended Credit Agreement (as defined in “Liquidity and Capital Resources”), which, among other things, provides us with relief from our financial covenants for a period of up to one year.
On March 27, 2020, we entered into a binding term sheet with GLPI (the “Term Sheet”) whereby GLPI agreed to (i) purchase the real estate assets associated with our Tropicana Las Vegas (“Tropicana”) property in exchange for rent credits of $307.5 million, which closed on April 16, 2020, and (ii) purchase the land underlying our Hollywood Casino Morgantown

(“Morgantown”) development project in Morgantown, Pennsylvania, in exchange for rent credits of $30.0 million, which we expect to close by August 31, 2020.
The Company has taken various actions to reduce its cost structure during the property closures to help mitigate the operating and financial impact of the COVID-19 pandemic, including: (i) reducing its rent payments through the transactions with GLPI related to Tropicana and Morgantown described above; (ii) furloughing approximately 26,000 employees and operating with a minimum, mission-critical staffing of less than 850 employees company-wide during the closures; (iii) enacting meaningful compensation reductions to its remaining property and corporate leadership teams effective April 1, 2020 and until such time as the Company determines that its properties have substantially returned to normal operations; and (iv) executing substantial reductions in operating expenses, capital expenditures, including temporarily suspending construction of our two planned Category 4 development projects, and overall costs. In addition, the Company’s Board of Directors elected to forgo their cash compensation effective April 1, 2020 and until such time as the Company determines that its properties have substantially returned to normal operations.
We have been actively engaged in discussions with our regulators, local and state governments, and public health authorities to prepare and develop comprehensive protocols for resuming operations at each of our properties, which are focused on protecting the health, safety and wellbeing of our employees and customers.
We are currently planning to reopen all of our gaming properties in the second quarter of 2020, if approved by our regulators, local and state governments, and/or public health authorities. However, in the event that reopening approvals are delayed to the end of the third quarter of 2020 or if cash flows generated by our reopened properties are insufficient to cover our expenses, we may need to take additional actions to preserve liquidity and remain in compliance with our financial covenants. We calculate our current monthly fixed costs based on continuing complete closure through the end of the year, which we refer to as cash burn, to be an average of approximately $83 million. The actions described above have significantly reduced this amount from what it would be if we continued full operations.
On March 27, 2020, the President of the United States signed into law the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), which provides emergency economic assistance for American workers, families and businesses affected by the COVID-19 pandemic. The economic relief package includes government loan enhancement programs and various tax provisions to help improve liquidity for American businesses. Based on our preliminary evaluation of the CARES Act, we currently believe we qualify for certain employer refundable payroll credits, deferral of applicable payroll taxes, net operating loss carryback and immediate expensing for eligible qualified improvement property. We intend to continue to review and consider any available potential benefits under the CARES Act for which we qualify, including those described above. We cannot precisely predict the manner in which such benefits or any of the other benefits described herein will be allocated or administered, and we cannot assure you that we will be able to receive such benefits in a timely manner or at all.
The Penn National Gaming Foundation established a COVID-19 emergency relief fund to assist our team members and local relief organizations affected by the COVID-19 pandemic. More than $1.7 million has been raised through personal donations from our Chief Executive Officer, senior management team, Board of Directors and property general managers, in addition to contributions from the Company and property employee assistance funds. We have also extended medical benefits of furloughed employees through June 30, 2020.
The Company continues to evaluate the nature and extent of the impact of the COVID-19 pandemic on its business. We are currently unable to determine the length and severity of the crisis. The continuation of the outbreak may cause prolonged periods of property closures; modified opening schedules; limits on the number of customers in casinos; prohibitions of large gatherings, such as concerts and conventions; changes in customer behavior; or a potential reduction in consumer discretionary spending. The COVID-19 pandemic had a material adverse impact on our business, financial condition, results of operations and cash flows for the first quarter of 2020 and will have a material adverse impact on the second quarter of 2020. Due to the developing situation, our business, financial condition, results of operations and cash flows for the third quarter 2020 and full year 2020 could be impacted in ways we are not able to fully predict today. Even if we are able to reopen all of our gaming properties, there can be no assurance that our business, financial condition, results of operations and cash flows will return to levels that existed prior to the COVID-19 pandemic.
Recent Acquisitions, Development Projects and Other
In February 2020, we closed on our investment in Barstool Sports pursuant to a stock purchase agreement with Barstool Sports and stockholders of Barstool Sports, in which we purchased 36% (inclusive of 1% on a delayed basis) of the common stock of Barstool Sports for a purchase price of $161.2 million. Furthermore, three years after the closing of the transaction (or earlier at our election), we will increase our ownership in Barstool Sports to approximately 50% by purchasing approximately $62 million worth of additional shares of Barstool Sports common stock, consistent with the implied valuation at the time of the initial investment, which was $450.0 million. With respect to the remaining Barstool Sports shares, we have immediately exercisable call rights, and the existing Barstool Sports stockholders have put rights exercisable beginning three years after closing, all based on a fair market value calculation at the time of exercise (subject to a cap of $650.0 million and a floor of 2.25 times the annualized revenue of Barstool Sports, all subject to various adjustments). We also have the option to bring in another partner who would acquire a portion of our share of Barstool Sports. Upon closing, we became Barstool Sports’ exclusive gaming partner for up to 40 years and have the sole right to utilize the Barstool Sports brand for all of our online and retail sports betting and iCasino products.
In May 2019, we acquired Greektown Casino-Hotel (“Greektown”) in Detroit, Michigan, subject to a triple net lease with VICI Properties Inc. (NYSE: VICI) (“VICI” and collectively with GLPI, our “REIT Landlords”) (the “Greektown Lease”) and in January 2019, we acquired Margaritaville Casino Resort (“Margaritaville”) in Bossier City, Louisiana, subject to a triple net lease with VICI (the “Margaritaville Lease”). In March 2020, in light of the COVID-19 pandemic, we temporarily suspended construction of our development of two Category 4 satellite gaming casinos in Pennsylvania: Hollywood Casino York (“York”) and Morgantown.
The Term Sheet discussed above also provides that the Company and GLPI will enter into an option agreement whereby GLPI will grant the Company the exclusive right until December 31, 2020 to purchase the operations of Hollywood Casino Perryville for $31.1 million, with the closing of such purchase to occur on a date selected by the Company during 2021. If the transaction is completed, we would lease the real estate assets associated with Hollywood Casino Perryville with initial rent of $7.8 million per year subject to escalation. The option agreement will be executed at a later date.
Additionally, pursuant to the Term Sheet, we agreed that we would exercise the next scheduled five-year renewal under the Penn Master Lease as well as the Pinnacle Master Lease, and GLPI agreed they would grant us the option to exercise an additional five-year renewal term at the end of the lease term on the Penn Master Lease and the Pinnacle Master Lease, subject to certain conditions. If each of these renewal options were exercised, the term of the Penn Master Lease would extend to November 30, 2033 and the term of the Pinnacle Master Lease would extend to April 30, 2031; and if all renewals options contained within the Penn Master Lease and the Pinnacle Master Lease were exercised, inclusive of the these renewal options, the term of the Penn Master Lease would extend to November 30, 2053 and the term of the Pinnacle Master Lease would extend to April 30, 2056.
Operating and Competitive Environment
Most of our properties operate in mature, competitive markets. While the full impact of the COVID-19 pandemic on our business cannot be reasonably estimated at this time, we continue to expect that the majority of our future growth will come from new business lines or distribution channels, such as retail and online gaming and sports betting; entrance into new jurisdictions; expansions of gaming in existing jurisdictions; and, to a lesser extent, improvements/expansions of our existing properties and strategic acquisitions of gaming properties. Our portfolio is comprised largely of well-maintained regional gaming facilities, which has allowed us to develop what we believe to be a solid base for future growth opportunities. We have also made investments in joint ventures that we believe will allow us to capitalize on additional gaming opportunities in certain states if legislation or referenda are passed that permit and/or expand gaming in these jurisdictions and we are selected as a licensee.
As reported by most jurisdictions, regional gaming industry trends have shown little revenue growth the last several years as numerous jurisdictions now permit gaming or have expanded their gaming offerings. In recent years, the proliferation of new gaming properties has impacted the overall domestic gaming industry as well as our results of operations in certain markets. Prior to the COVID-19 pandemic, the economic environment, specifically historically low levels of unemployment, strength in residential real estate prices, and high levels of consumer confidence, had resulted in a stable operating environment in recent years. The COVID-19 pandemic has significantly increased the level of unemployment and decreased the level of consumer confidence. Our ability to succeed in this new environment will be predicated on the nature, extent and timing of reopening our gaming properties, operating our properties efficiently, realizing revenue and cost synergies from recent acquisitions, and offering our customers additional gaming experiences through our omni-channel distribution strategy. We seek to continue to expand our customer database through accretive acquisitions or investments, such as Barstool Sports, and capitalize on organic growth opportunities from the development of new properties or the expansion of recently-developed business lines.
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
Key Performance Indicators
In our business, revenue is driven by discretionary consumer spending. We have no certain mechanism for determining why consumers choose to spend more or less money at our properties from period-to-period; therefore, we are unable to quantify a dollar amount for each factor that impacts our customers’ spending behaviors. However, based on our experience, we can generally offer some insight into the factors that we believe are likely to account for such changes and which factors may have a greater impact than others. For example, decreases in discretionary consumer spending have historically been brought about by weakened general economic conditions, such as lackluster recoveries from recessions, high unemployment levels, higher income taxes, low levels of consumer confidence, weakness in the housing market, and high fuel or other transportation costs. In addition, visitation and the volume of play have historically been negatively impacted by significant construction surrounding our properties, adverse regional weather conditions and natural disasters. We believe that the COVID-19 pandemic will lead to significant decreases in discretionary consumer spending and will continue to negatively impact visitation and the volume of play for the foreseeable future, even after our gaming properties have reopened. In all instances, such insights are based solely on our judgment and professional experience and no assurance can be given as to the accuracy of our judgments.
The vast majority of our revenues is gaming revenue, which is highly dependent upon the volume and spending levels of customers at our properties. Our gaming revenue is derived primarily from slot machines (which represented approximately 92% of our gaming revenue in both 2019 and 2018) and, to a lesser extent, table games and sports betting. Aside from gaming revenue, our revenues are derived from our hotel, dining, retail, commissions, program sales, admissions, concessions and certain other ancillary activities, and our racing operations.
Key performance indicators related to gaming revenue are slot handle and table game drop, which are volume indicators, and “win” or “hold” percentage. Our typical property slot win percentage is in the range of approximately 7% to 9% of slot handle, and our typical table game hold percentage is in the range of approximately 16% to 25% of table game drop.
Slot handle is the gross amount wagered during a given period. The win or hold percentage is the net amount of gaming wins and losses, with liabilities recognized for accruals related to the anticipated payout of progressive jackpots. Given the stability in our slot hold percentages on a historical basis, we have not experienced significant impacts to net income from changes in these percentages. For table games, customers usually purchase chips at the gaming tables. The cash and markers (extensions of credit granted to certain credit worthy customers) are deposited in the gaming table’s drop box. Table game hold is the amount of drop that is retained and recorded as gaming revenue, with liabilities recognized for funds deposited by customers before gaming play occurs and for unredeemed gaming chips. As we are primarily focused on regional gaming markets, our table game hold percentages are fairly stable as the majority of these markets do not regularly experience high-end play, which can lead to volatility in hold percentages. Therefore, changes in table game hold percentages do not typically have a material impact to our results of operations and cash flows.
Under normal operating conditions, our properties generate significant operating cash flow since most of our revenue is cash-based from slot machines, table games, and pari-mutuel wagering. Our business is capital intensive, and we rely on cash flow from our properties to generate sufficient cash to satisfy our obligations under the Triple Net Leases, repay debt, fund maintenance capital expenditures, fund new capital projects at existing properties and provide excess cash for future development and acquisitions. Additional information regarding our capital projects is discussed in “Liquidity and Capital Resources” below.
Reportable Segments
We view each of our gaming and racing properties as an operating segment with the exception of our two properties in Jackpot, Nevada, which we view as one operating segment. We consider our combined VGT operations, by state, to be separate operating segments. We aggregate our operating segments into four reportable segments: Northeast, South, West and Midwest. For a listing of our gaming properties and VGT operations included in each reportable segment, see Note 2, “Significant Accounting Policies,” in the notes to our unaudited Condensed Consolidated Financial Statements.

RESULTS OF OPERATIONS
The following table highlights our revenues, net income (loss), and Adjusted EBITDA, on a consolidated basis, as well as our revenues and Adjusted EBITDAR by reportable segment. Such segment reporting is on a basis consistent with how we measure our business and allocate resources internally. We consider net income (loss) to be the most directly comparable financial measure calculated in accordance with generally accepted accounting principles in the United States (“GAAP”) to Adjusted EBITDA and Adjusted EBITDAR, which are non-GAAP financial measures. Refer to “Non-GAAP Financial Measures” below for the definitions of Adjusted EBITDA, Adjusted EBITDA margin, Adjusted EBITDAR, and Adjusted EBITDAR margin; as well as a reconciliation of net income (loss) to Adjusted EBITDA and Adjusted EBITDAR and related margins.

	For the three months ended March 31,
(dollars in millions)	2020	2019
Revenues:
Northeast segment	$520.7	$550.6
South segment	223.3	292.0
West segment	126.6	158.6
Midwest segment	228.1	271.2
Other (1)	20.3	10.2
Intersegment eliminations (2)	(2.9)	—
Total	$1,116.1	$1,282.6

Net income (loss)	$(608.6)	$41.0

Adjusted EBITDAR:
Northeast segment	$124.5	$164.8
South segment	52.6	97.8
West segment	24.6	49.9
Midwest segment	69.5	99.2
Other (1)	(18.9)	(20.3)
Total (3)	252.3	391.4
Rent expense associated with triple net operating leases (4)	(97.5)	(84.7)
Adjusted EBITDA (5)	$154.8	$306.7

Net income (loss) margin	(54.5)%	3.2%
Adjusted EBITDAR margin (6)	22.6%	30.5%
Adjusted EBITDA margin (7)	13.9%	23.9%

(1)
The Other category consists of the Company’s stand-alone racing operations, namely Sanford-Orlando Kennel Club and the Company’s joint venture interests in Sam Houston Race Park, Valley Race Park, and Freehold Raceway. The Other category also includes Penn Interactive, which operates social gaming, our internally-branded retail sportsbooks, and iGaming; our management contract for Retama Park Racetrack; and our live and televised poker tournament series that operates under the trademark Heartland Poker Tour (“HPT”). Expenses incurred for corporate and shared services activities that are directly attributable to a property or are otherwise incurred to support a property are allocated to each property. The Other category also includes corporate overhead costs, which consist of certain expenses, such as: payroll, professional fees, travel expenses and other general and administrative expenses that do not directly relate to or have not otherwise been allocated to a property.

(2)	Represents the elimination of intersegment revenues associated with Penn Interactive and HPT.

(3)
The total is a mathematical calculation derived from the sum of reportable segments (as well as the Other category). As noted within “Non-GAAP Financial Measures” below, Adjusted EBITDAR is presented on a consolidated basis outside the financial statements solely as a valuation metric. Adjusted EBITDAR decreased for the three months ended March 31, 2020, as compared to the prior year period, due to the temporary closures of our gaming properties as a result of the COVID-19 pandemic, offset slightly by the acquisition of Greektown, which contributed $15.7 million.

(4)
Solely comprised of rent expense associated with the operating lease components contained within the Master Leases (primarily land), the Margaritaville Lease, the Greektown Lease, and the Meadows Lease (as defined in “Liquidity and Capital Resources”) (referred to collectively as our “triple net operating leases”). The finance lease components contained within the Master Leases (primarily buildings) result in interest expense, as opposed to rent expense.

(5)
Adjusted EBITDA decreased for the three months ended March 31, 2020, as compared to the prior year period, due to the temporary closures of our gaming properties as a result of the COVID-19 pandemic, offset slightly by the acquisition of Greektown, which contributed $3.2 million. As rent expense is a normal, recurring cash operating expense, it is included within the calculation of Adjusted EBITDA.

(6)	As noted within “Non-GAAP Financial Measures” below, Adjusted EBITDAR margin is presented on a consolidated basis outside the financial statements solely as a valuation metric.

(7)
Adjusted EBITDA margin decreased for the three months ended March 31, 2020, as compared to the prior year period, due to the temporary closures of our gaming properties as a result of the COVID-19 pandemic.

Consolidated comparison of the three months ended March 31, 2020 and 2019
Revenues
The following table presents our consolidated revenues:

	For the three months ended March 31,		Change
(dollars in millions)	2020	2019	$	%
Revenues
Gaming	$902.9	$1,034.5	$(131.6)	(12.7)%
Food, beverage, hotel and other	213.2	248.1	(34.9)	(14.1)%
Total revenues	$1,116.1	$1,282.6	$(166.5)	(13.0)%
Consolidated revenues decreased due to the fact that during the period from March 13, 2020 to March 19, 2020, we temporarily suspended the operations of all of our 41 gaming properties due to the COVID-19 pandemic with all of our gaming properties remaining temporarily closed as of March 31, 2020. The decrease is slightly offset by the acquisition of Greektown on May 23, 2019, which contributed $66.8 million to the three months ended March 31, 2020, of which $57.8 million was gaming revenues and $9.0 million was food, beverage, hotel and other revenues. See “Segment comparison of the three months ended March 31, 2020 and 2019” below for more detailed explanations of the fluctuations in revenues.
Operating expenses
The following table presents our consolidated operating expenses:

	For the three months ended March 31,		Change
(dollars in millions)	2020	2019	$	%
Operating expenses
Gaming	$500.9	$547.4	$(46.5)	(8.5)%
Food, beverage, hotel and other	157.0	161.8	(4.8)	(3.0)%
General and administrative	307.0	286.9	20.1	7.0%
Depreciation and amortization	95.7	104.1	(8.4)	(8.1)%
Impairment losses	616.1	—	616.1	N/M
Total operating expenses	$1,676.7	$1,100.2	$576.5	52.4%
N/M - Not meaningful
Gaming expenses consist primarily of salaries and wages associated with our gaming operations and gaming taxes. Food, beverage, hotel and other expenses consist principally of salaries and wages and costs of goods sold associated with our food, beverage, hotel, retail, racing, and other operations. Gaming, food, beverage, hotel and other expenses for the three months ended March 31, 2020 decreased year over year primarily as a result of the temporary closures of all of our gaming properties as a result of the COVID-19 pandemic, which reduced our gaming taxes, costs of goods sold, and other expenses aside from salaries and wages. After the closures, we continued to pay our employees until the majority of our workforce was furloughed beginning April 1, 2020. The decreases are offset slightly by the acquisition of Greektown, which increased gaming expenses by $30.4 million and food, beverage, hotel and other expenses by $9.1 million.
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
General and administrative expenses for the three months ended March 31, 2020 increased year over year primarily as a result of an increase in rent expense associated with our triple net operating leases of $12.8 million, which principally relates to the Greektown Lease; an increase in stock-based compensation expense of $2.6 million; and $11.6 million of general and administrative expenses associated with Greektown. The increases are offset by decreases in the expense associated with the Company’s cash-settled stock awards of $9.3 million, which is due to the decrease in the Company’s stock price during the three months ended March 31, 2020, and the expense associated with the Company’s contingent purchase price obligations of $6.9 million for the three months ended March 31, 2020, as compared to the prior year period.
As noted above, effective April 1, 2020, members of our property and corporate leadership teams who were not furloughed took meaningful compensation reductions and our Board of Directors elected to forgo their cash compensation, both of which will reduce our general and administrative expense beginning in the second quarter of 2020.
Depreciation and amortization for the three months ended March 31, 2020 decreased year over year primarily due to fixed assets becoming fully depreciated since March 31, 2019 and a $0.6 million decrease in amortization expense at Penn Interactive, offset by Greektown, which contributed $3.4 million to the three months ended March 31, 2020.
Impairment losses for the three months ended March 31, 2020 primarily relate to impairments taken on our goodwill and other intangible assets of $113.0 million and $498.5 million, respectively, as a result of an interim impairment assessment during the first quarter of 2020, which was triggered by the COVID-19 pandemic, which caused all of our gaming properties to temporarily close. As a result, we revised our cash flow projections to reflect the current economic environment, including the uncertainty of the nature, timing and extent of reopening our gaming properties.
Other income (expenses)
The following table presents our consolidated other income (expenses):

	For the three months ended March 31,		Change
(dollars in millions)	2020	2019	$	%
Other income (expenses)
Interest expense, net	$(129.8)	$(132.3)	$2.5	(1.9)%
Income from unconsolidated affiliates	$4.1	$5.7	$(1.6)	(28.1)%
Income tax benefit (expense)	$99.5	$(14.8)	$114.3	N/M
Other	$(21.8)	$—	$(21.8)	N/M
N/M - Not meaningful
Interest expense, net decreased for the three months ended March 31, 2020, as compared to the prior year period, primarily due to decreases in the amount of interest expense recorded relating to our Master Leases of $0.2 million and our Senior Secured Credit Facilities (as defined in “Liquidity and Capital Resources”) of $1.5 million. Despite the incremental borrowings under our Revolving Credit Facility in light of the COVID-19 pandemic, interest expense incurred from our Senior Secured Credit Facilities decreased for the three months ended March 31, 2020, as compared to the prior year period, as a result of a decrease in the London Interbank Offered Rate (referred to as “LIBOR”) during the corresponding periods.
Income from unconsolidated affiliates relates principally to our joint venture in Kansas Entertainment. The decrease for the three months ended March 31, 2020, as compared to the prior year period, was due to a decrease in the results of operations of Hollywood Casino at Kansas Speedway, which temporarily closed on March 18, 2020 and remained temporarily closed as of March 31, 2020.
Income tax benefit (expense) was $99.5 million and $(14.8) million for the three months ended March 31, 2020 and 2019, respectively. Our effective tax rate (income taxes as a percentage of income or loss from operations before income taxes) including discrete items was 14.1% for the three months ended March 31, 2020, as compared to 26.5% for the three months ended March 31, 2019, primarily due to a reduction of pre-tax income.
The CARES Act temporarily removes certain restrictions originally imposed by the Tax Cuts and Jobs Act of 2017. Corporate taxpayers are now permitted to carryback up to five years of federal net operating losses (“NOLs”) originating in tax years 2018, 2019, and 2020 and offset 100% of taxable income with available NOLs. The CARES Act also temporarily (i)

increases the interest deductibility threshold from 30% to 50% of adjusted taxable income for tax years beginning in 2019 and 2020, (ii) allows a refund of alternative minimum tax credits, (iii) increases the corporate charitable deduction limit to 25% and (iv) makes eligible qualified improvement property available for immediate expensing. The enactment of the CARES Act did not have a significant impact on our effective tax rate for the three months ended March 31, 2020; however, we are estimating an income tax refund between approximately $40 million and $50 million primarily attributable to the carryback of NOLs. We will continue to monitor any impact and revise our preliminary near-term liquidity benefit as a result of this new law.
As of March 31, 2020, we have a valuation allowance on the portion of the deferred tax assets that is not more likely than not to be realized as a result of the negative objective evidence of being in a three-year cumulative loss and we intend to continue maintaining a valuation allowance on our deferred tax assets until there is sufficient positive evidence to support the reversal of all or a portion of these allowances. A reduction in the valuation allowance would result in a significant decrease to income tax expense in the period the release is recorded. However, the exact timing and reversal amount in our valuation allowance are currently unknown.
Our effective income tax rate can vary from period to period depending on, among other factors, the geographic and business mix of our earnings, changes to our valuation allowance and the level of our tax credits. Certain of these and other factors, including our history and projections of pre-tax earnings, are considered in assessing our ability to realize our net deferred tax assets.
Other includes miscellaneous income and expense items. The amount for the three months ended March 31, 2020 relates to an unrealized holding loss of $21.8 million on equity securities (including warrants), which were acquired during the third quarter of 2019 in connection with Penn Interactive entering into multi-year agreements with sports betting operators for online sports betting and related iGaming market access across our portfolio.
Segment comparison of the three months ended March 31, 2020 and 2019
Northeast Segment

	For the three months ended March 31,		Change
(dollars in millions)	2020	2019	$	% / bps
Revenues
Gaming	$458.7	$487.7	$(29.0)	(5.9)%
Food, beverage, hotel and other	62.0	62.9	(0.9)	(1.4)%
Total revenues	$520.7	$550.6	$(29.9)	(5.4)%

Adjusted EBITDAR	$124.5	$164.8	$(40.3)	(24.5)%
Adjusted EBITDAR margin	23.9%	29.9%		(600) bps
The Northeast segment’s total revenues, Adjusted EBITDAR and Adjusted EBITDAR margin decreased for the three months ended March 31, 2020, as compared to the prior year period, due to the temporary closures of our gaming properties within the Northeast segment beginning between March 13, 2020 and March 19, 2020 as a result of the COVID-19 pandemic, offset by the acquisition of Greektown in May 2019, which contributed $66.8 million of total revenues and $15.7 million of Adjusted EBITDAR to the three months ended March 31, 2020. Prior to the temporary closures, all four of our properties in Ohio, our Ameristar East Chicago, our Hollywood Casino at Charles Town Races and our Hollywood Casino Lawrenceburg properties were performing favorably as compared to the prior year period. The operating results of Meadows Racetrack and Casino and Hollywood Casino at Penn National Race Course were negatively impacted by increases in competition in and around the Pennsylvania market. In addition, our Plainridge Park Casino property continues to face increased competition as a result of the opening of a new competitor in June 2019.

South Segment

	For the three months ended March 31,		Change
(dollars in millions)	2020	2019	$	% / bps
Revenues
Gaming	$168.6	$220.1	$(51.5)	(23.4)%
Food, beverage, hotel and other	54.7	71.9	(17.2)	(23.9)%
Total revenues	$223.3	$292.0	$(68.7)	(23.5)%

Adjusted EBITDAR	$52.6	$97.8	$(45.2)	(46.2)%
Adjusted EBITDAR margin	23.6%	33.5%		(990) bps
The South segment’s total revenues, Adjusted EBITDAR and Adjusted EBITDAR margin decreased for the three months ended March 31, 2020, as compared to the prior year period, due to the temporary closures of our gaming properties within the South segment on March 17, 2020 as a result of the COVID-19 pandemic. Prior to the temporary closures, our 1st Jackpot Casino, our Hollywood Casino Tunica, and our L’Auberge Baton Rouge properties were performing favorably as compared to the prior year period. The cessation of the operations of Resorts Casino Tunica on June 30, 2019 benefited the operating results of 1st Jackpot Casino and Hollywood Casino Tunica for the three months ended March 31, 2020, as compared to the prior year period.
West Segment

	For the three months ended March 31,		Change
(dollars in millions)	2020	2019	$	% / bps
Revenues
Gaming	$71.9	$92.8	$(20.9)	(22.5)%
Food, beverage, hotel and other	54.7	65.8	(11.1)	(16.9)%
Total revenues	$126.6	$158.6	$(32.0)	(20.2)%

Adjusted EBITDAR	$24.6	$49.9	$(25.3)	(50.7)%
Adjusted EBITDAR margin	19.4%	31.5%		(1210) bps
The West segment’s total revenues, Adjusted EBITDAR and Adjusted EBITDAR margin decreased for the three months ended March 31, 2020, as compared to the prior year period, due to the temporary closures of our gaming properties within the West segment beginning between March 16, 2020 and March 19, 2020 as a result of the COVID-19 pandemic. Prior to the temporary closures, our Cactus Petes and Horseshu properties, our Tropicana property and our Zia Park property were performing favorably as compared to the prior year period.
Midwest Segment

	For the three months ended March 31,		Change
(dollars in millions)	2020	2019	$	% / bps
Revenues
Gaming	$196.2	$233.8	$(37.6)	(16.1)%
Food, beverage, hotel and other	31.9	37.4	(5.5)	(14.7)%
Total revenues	$228.1	$271.2	$(43.1)	(15.9)%

Adjusted EBITDAR	$69.5	$99.2	$(29.7)	(29.9)%
Adjusted EBITDAR margin	30.5%	36.6%		(610) bps
The Midwest segment’s total revenues, Adjusted EBITDAR and Adjusted EBITDAR margin decreased for the three months ended March 31, 2020, as compared to the prior year period, due to the temporary closures of our gaming properties within the Midwest segment beginning between March 16, 2020 and March 18, 2020 as a result of the COVID-19 pandemic.

Prior to the temporary closures, all of our properties within the Midwest segment were performing favorably as compared to the prior year period, particularly our Hollywood Casino St. Louis and River City Casino properties. Adverse winter weather during the three months ended March 31, 2019 negatively impacted visitation at the majority of our properties within the Midwest segment, which resulted in lower revenues and Adjusted EBITDAR.
Other
Total revenues and Adjusted EBITDAR of the Other category were $20.3 million and $(18.9) million, respectively, for the three months ended March 31, 2020. Revenues and Adjusted EBITDAR increased for the three months ended March 31, 2020 by $10.1 million and $1.4 million, respectively, principally as a result of Penn Interactive, which began operating live sports betting at retail sportsbooks at several of the Company’s properties as well as iGaming in Pennsylvania during the third quarter of 2019. The increase in Adjusted EBITDAR attributable to Penn Interactive was offset partially by a $1.1 million increase in corporate overhead costs.
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
We define Adjusted EBITDA as earnings before interest expense, net; income taxes; depreciation and amortization; stock-based compensation; debt extinguishment and financing charges; impairment losses; insurance recoveries and deductible charges; changes in the estimated fair value of our contingent purchase price obligations; gain or loss on disposal of assets, the difference between budget and actual expense for cash-settled stock-based awards; pre-opening and acquisition costs; and other income or expenses. Adjusted EBITDA is inclusive of income or loss from unconsolidated affiliates, with our share of non-operating items (such as depreciation and amortization) added back for our Kansas Entertainment joint venture. Adjusted EBITDA is inclusive of rent expense associated with our triple net operating leases. Although Adjusted EBITDA includes rent expense associated with our triple net operating leases, we believe Adjusted EBITDA is useful as a supplemental measure in evaluating the performance of our consolidated results of operations. We define Adjusted EBITDA margin as Adjusted EBITDA divided by consolidated revenues.
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
Reconciliation of GAAP Financial Measures to Non-GAAP Financial Measures
The following table includes a reconciliation of net income (loss), which is determined in accordance with GAAP, to Adjusted EBITDA and Adjusted EBITDAR, which are non-GAAP financial measures, as well as related margins:

	For the three months ended March 31,
(dollars in millions)	2020	2019
Net income (loss)	$(608.6)	$41.0
Income tax expense (benefit)	(99.5)	14.8
Income from unconsolidated affiliates	(4.1)	(5.7)
Interest expense, net	129.8	132.3
Other expense	21.8	—
Operating income (loss)	(560.6)	182.4
Stock-based compensation (1)	6.0	3.4
Cash-settled stock-based award variance (1)(2)	(8.9)	0.4
Loss on disposal of assets (1)	0.6	0.5
Contingent purchase price (1)	(2.2)	4.7
Pre-opening and acquisition costs (1)	3.2	4.4
Depreciation and amortization	95.7	104.1
Impairment losses	616.1	—
Insurance recoveries, net of deductible charges (1)	(0.1)	—
Income from unconsolidated affiliates	4.1	5.7
Non-operating items of joint venture (3)	0.9	1.1
Adjusted EBITDA	154.8	306.7
Rent expense associated with triple net operating leases (1)	97.5	84.7
Adjusted EBITDAR	$252.3	$391.4

Net income (loss) margin	(54.5)%	3.2%
Adjusted EBITDA margin	13.9%	23.9%
Adjusted EBITDAR margin	22.6%	30.5%

(1)	These items are included in “General and administrative” within the Company’s unaudited Condensed Consolidated Statements of Operations.

(2)
The Company’s cash-settled stock-based awards are adjusted to fair value each reporting period based primarily on the price of the Company’s common stock. As such, significant fluctuations in the price of the Company’s common stock during any reporting period could cause significant variances to budget on cash-settled stock-based awards. During the three months ended March 31, 2020, the price of the Company’s common stock decreased significantly, which resulted in favorable variances to budget, while the price of the Company’s common stock did not vary significantly during the three months ended March 31, 2019, which resulted in minimal variance to budget.

(3)	Consists principally of depreciation and amortization associated with the operations of Hollywood Casino at Kansas Speedway.

LIQUIDITY AND CAPITAL RESOURCES
Our primary sources of liquidity and capital resources have been and are expected to be cash flow from operations, borrowings from banks, and proceeds from the issuance of debt and equity securities. Our ongoing liquidity will depend on a number of factors, including cash flow from operations, which is predicated on when we will be able to reopen our gaming properties; access to debt and equity capital markets; available cash resources; acquisitions and dispositions; funding of construction of development projects; and our compliance with covenants contained under our debt agreements.
The Company began temporary suspension of the operations of all of its gaming properties starting between March 13, 2020 and March 19, 2020 due to the COVID-19 pandemic, all of which remained temporarily closed as of March 31, 2020 and the date of filing this Quarterly Report on Form 10-Q with the SEC. The COVID-19 pandemic has had a material adverse impact on our financial condition and cash flows. In order to help mitigate the operating and financial impact of the COVID-19 pandemic, we have taken various actions to reduce our cost structure during the property closures, which has significantly reduced our average cash burn (assuming complete closure) to approximately $83 million per month beginning April 2020 through the end of the year.
On March 13, 2020, in order to maintain maximum financial flexibility in light of the COVID-19 pandemic, the Company borrowed the remaining available amount of $430.0 million under its Revolving Credit Facility. Additionally, on April 16, 2020, we entered into and closed on a purchase agreement with GLPI pursuant to which GLPI purchased the real estate assets associated with our Tropicana property for rent credits of $307.5 million that we began utilizing to pay rent under our existing Master Leases in May 2020.

	For the three months ended March 31,		Change
(dollars in millions)	2020	2019	$	%
Net cash provided by (used in) operating activities	$(33.2)	$125.7	$(158.9)	N/M
Net cash used in investing activities	$(183.4)	$(147.1)	$(36.3)	24.7%
Net cash provided by (used in) financing activities	$508.8	$(45.7)	$554.5	N/M
N/M - Not meaningful
Operating Cash Flow
The decrease in net cash provided by operating activities of $158.9 million for the three months ended March 31, 2020, compared to the prior year period, is due to the temporary closures of all of our gaming properties from the COVID-19 pandemic, which significantly decreased cash receipts from customers, offset slightly by the acquisition of Greektown. In addition, cash paid for rent and interest payments under the Master Leases, the Meadows Lease, the Margaritaville Lease, and the Greektown Lease (collectively referred to as our “Triple Net Leases”) increased by $15.9 million, which is largely driven by the timing of the commencement of the Greektown Lease.
Investing Cash Flow
The increase in net cash used in investing activities of $36.3 million for the three months ended March 31, 2020, compared to the prior year period, is primarily due to our investment in Barstool Sports made during the first quarter of 2020 and an increase in capital expenditures (as discussed below), partially offset by the acquisition of the operations of Margaritaville for $109.1 million, net of cash acquired, during the first quarter of 2019. As a part of the acquisition of Margaritaville, the Company entered into a sale-leaseback transaction with VICI in the amount of $261.1 million, which had no net impact on the determination of net cash used in investing activities for the three months ended March 31, 2019.
Capital Expenditures
Capital expenditures are accounted for as either project capital or maintenance (replacement) capital expenditures. Project capital expenditures are for fixed asset additions that expand an existing facility or create a new facility. Maintenance capital expenditures are expenditures to replace existing fixed assets with a useful life greater than one year that are obsolete, worn out or no longer cost effective to repair and typically consist of slot machines and other gaming equipment.
Given the uncertainty surrounding the COVID-19 pandemic and its impact on our business, in order to preserve liquidity, we have temporarily suspended construction of our two planned Category 4 satellite casinos in York and Morgantown, Pennsylvania, respectively, which represented overall capital investments of approximately $120 million and $111 million inclusive of each of the gaming licenses acquired in the prior year, respectively. We previously expected both of these projects to be complete by the end of 2020. Furthermore, in light of the COVID-19 pandemic, we do not expect that we will spend as much as previously budgeted for in 2020 and disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019 on capital expenditures.
The following table summarizes our capital expenditures by segment for the three months ended March 31, 2020 and 2019, which were principally funded by cash provided by operating activities as well as borrowings under our Revolving Credit Facility prior to the onset of the COVID-19 pandemic:

	For the Three Months Ended March 31, 2020			For the Three Months Ended March 31, 2019
(in millions)	Project	Maintenance	Total	Project	Maintenance	Total
Northeast (1)	$13.1	$17.2	$30.3	$1.1	$11.6	$12.7
South	—	4.0	4.0	—	8.9	8.9
West	—	2.5	2.5	—	7.0	7.0
Midwest	—	3.4	3.4	—	7.0	7.0
Other	—	2.6	2.6	0.4	1.7	2.1
Total	$13.1	$29.7	$42.8	$1.5	$36.2	$37.7

(1)	Includes York and Morgantown, both of which we currently expect to be part of the Northeast segment.
Project capital expenditures increased for the three months ended March 31, 2020, as compared to the prior year period, due to spending on the York and Morgantown development projects prior to temporarily suspending construction. Maintenance capital expenditures decreased for the three months ended March 31, 2020, as compared to the prior year period, partially due to decreases in spending in advance of and upon temporarily closing all of our gaming properties.
Financing Cash Flow
For the three months ended March 31, 2020, as compared to the prior year period, net cash from financing activities increased by $554.5 million to net cash provided by financing activities of $508.8 million from $45.7 million of net cash used in financing activities. The increase is driven by net borrowings under our Senior Secured Credit Facilities of $518.3 million during the three months ended March 31, 2020 (see below) as opposed to net repayments under our Senior Secured Credit Facilities of $31.7 million during the three months ended March 31, 2019.
Senior Secured Credit Facilities
As of March 31, 2020, the Company’s Senior Secured Credit Facilities had a gross outstanding balance of $2,448.1 million, consisting of a $663.4 million Term Loan A Facility and a $1,114.7 million Term Loan B-1 Facility (as such terms are defined below), and a Revolving Credit Facility, which had $670.0 million drawn as of March 31, 2020. Additionally, as of March 31, 2020, the Company had conditional obligations under letters of credit issued pursuant to the Senior Secured Credit Facilities with face amounts aggregating $29.5 million.
On March 13, 2020, we borrowed the remaining available amount of $430.0 million under our Revolving Credit Facility, resulting in $0.5 million available borrowing capacity as of March 31, 2020. The Company elected to draw down the remaining available funds from its Revolving Credit Facility in order to maintain maximum financial flexibility in light of the COVID-19 pandemic.
In January 2017, the Company entered into an agreement to amend and restate its previous credit agreement, dated October 30, 2013, as amended (the “Credit Agreement”), which provided for: (i) a five-year $700.0 million revolving credit facility (the “Revolving Credit Facility”), a five-year $300.0 million term loan A facility (the “Term Loan A Facility”), and a seven-year $500.0 million term loan B facility (the “Term Loan B Facility”). The Term Loan B Facility was fully repaid and terminated prior to 2019.
In October 2018, in connection with the acquisition of Pinnacle Entertainment, Inc., (the “Pinnacle Acquisition”), the Company entered into an incremental joinder agreement (the “Incremental Joinder”), which amended the Credit Agreement (the “Amended Credit Agreement”). The Incremental Joinder provided for an additional $430.2 million of incremental loans having the same terms as the existing Term Loan A Facility, with the exception of extending the maturity date, and an additional $1,128.8 million of loans as a new tranche having new terms (the “Term Loan B-1 Facility” and collectively with the Revolving Credit Facility and the Term Loan A Facility, the “Senior Secured Credit Facilities”). With the exception of extending the maturity date, the Incremental Joinder did not impact the Revolving Credit Facility.

The payment and performance of obligations under the Senior Secured Credit Facilities are guaranteed by a lien on and security interest in substantially all of the assets (other than excluded property such as gaming licenses) of the Company and its subsidiaries.
5.625% Senior Unsecured Notes
In January 2017, the Company completed an offering of $400.0 million aggregate principal amount of 5.625% senior unsecured notes that mature on January 15, 2027 (the “5.625% Notes”) at a price of par. Interest on the 5.625% Notes is payable on January 15th and July 15th of each year.
Covenants
Our Amended Credit Agreement and the indenture governing our 5.625% Notes require us, among other obligations, to maintain specified financial ratios and to satisfy certain financial tests. In addition, the Company’s Amended Credit Agreement and the indenture governing our 5.625% Notes restrict, among other things, its ability to incur additional indebtedness, incur guarantee obligations, amend debt instruments, pay dividends, create liens on assets, make investments, engage in mergers or consolidations, and otherwise restrict corporate activities. Our debt agreements also contain customary events of default, including cross-default provisions that require us to meet certain requirements under the Penn Master Lease and the Pinnacle Master Lease, each with GLPI. If we are unable to meet our financial covenants or in the event of a cross-default, it could trigger an acceleration of payment terms.
On April 14, 2020, the Company entered into a second amendment to its Amended Credit Agreement with its various lenders (the “Amendment Agreement”) to provide for certain modifications. During the period beginning on April 14, 2020 and ending on the earlier of (x) the date that is two business days after the date on which the Company delivers a covenant relief period termination notice to the administrative agent and (y) the date on which the administrative agent receives a compliance certificate for the quarter ending March 31, 2021 (the “Covenant Relief Period”), the Company will not have to comply with any Maximum Leverage Ratio or Minimum Interest Coverage Ratio (as such terms are defined in the Credit Agreement). During the Covenant Relief Period, the Company will be subject to a minimum liquidity covenant that requires cash and cash equivalents and availability under its Revolving Credit Facility to be (i) at least $400.0 million through April 30, 2020; (ii) $350.0 million during the period from May 1, 2020 through May 31, 2020; (iii) $300.0 million during the period from June 1, 2020 through June 30, 2020; and (iv) $225.0 million during the period from July 1, 2020 through March 31, 2021.
The Amendment Agreement also amends the financial covenants that are applicable after the Covenant Relief Period to permit the Company to (i) maintain a maximum consolidated total net leverage ratio of up to a ratio that varies by quarter, ranging between 5.50:1.00 and 4.50:1.00 in 2021 and 4.25:1.00 thereafter, tested quarterly on a pro forma trailing twelve month (“PF TTM”) basis; (ii) maintain a maximum senior secured net leverage ratio of up to a ratio that varies by quarter, ranging between 4.50:1.00 and 3.50:1.00 in 2021 and 3.00:1.00 thereafter, tested quarterly on a PF TTM basis; and (iii) maintain an interest coverage ratio of 2.50:1.00, tested quarterly on a PF TTM basis.
In addition, the Amendment Agreement (i) provides that, during the Covenant Relief Period, loans under the Revolving Credit Facility and the Term Loan A Facility shall bear interest at either a base rate or an adjusted LIBOR rate, in each case, plus an applicable margin, in the case of base rate loans, of 2.00%, and in the case of adjusted LIBOR rate loans, of 3.00%; (ii) provides that, during the Covenant Relief Period, the Company shall pay a commitment fee on the unused portion of the commitments under the Revolving Credit Facility at a rate of 0.50% per annum; (iii) provides for a 0.75% LIBOR floor applicable to all LIBOR loans under the Senior Secured Credit Facilities; (iv) carves out COVID-19 related effects from certain terms of the Senior Secured Credit Facilities during the Covenant Relief Period; and (v) makes certain other changes to the covenants and other provisions of the Amended Credit Agreement.
 As of March 31, 2020, the Company was in compliance with all required financial covenants. The Company believes that it will remain in compliance with all of its required financial covenants for at least the next twelve months following the date of filing this Quarterly Report on Form 10-Q with the SEC.
Triple Net Leases
The majority of the gaming facilities used in the Company’s operations are subject to triple net master leases; the most significant of which are the Penn Master Lease and the Pinnacle Master Lease. The Company’s Master Leases are accounted for as either operating leases, finance leases, or financing obligations. In addition, three of the Company’s gaming facilities, Meadows, Margaritaville, and Greektown, are subject to individual triple net leases. As previously mentioned, we refer to our Penn Master Lease, our Pinnacle Master Lease, our Meadows Lease, our Margaritaville Lease, and our Greektown Lease, collectively as our Triple Net Leases. See “Payments to our REIT Landlords under Triple Net Leases” below for tabular information on the payments made during the three months ended March 31, 2020 and 2019 pertaining to our Triple Net Leases.
Penn Master Lease
Pursuant to a triple net master lease with GLPI (the “Penn Master Lease”), which became effective November 1, 2013, the Company leases real estate assets associated with 19 of the gaming facilities used in its operations. The Penn Master Lease has an initial term of 15 years with four subsequent, five-year renewal periods on the same terms and conditions, exercisable at the Company’s option. The payment structure under the Penn Master Lease includes a fixed component, a portion of which is subject to an annual escalator of up to 2%, depending on the Adjusted Revenue to Rent Ratio (as defined in the Penn Master Lease) of 1.8:1, and a component that is based on performance, which is prospectively adjusted (i) every five years by an amount equal to 4% of the average change in net revenues of all properties under the Penn Master Lease (other than Hollywood Casino Columbus and Hollywood Casino Toledo (“Columbus and Toledo”)) compared to a contractual baseline during the preceding five years (“Penn Percentage Rent”) and (ii) monthly by an amount equal to 20% of the net revenues of Columbus and Toledo in excess of a contractual baseline and subject to a rent floor specific to Hollywood Casino Toledo. The next annual escalator test date is scheduled to occur effective November 1, 2020 and the next Penn Percentage Rent reset is scheduled to occur on November 1, 2023.
Pinnacle Master Lease
In connection with the Pinnacle Acquisition in October 2018, the Company assumed a triple net master lease with GLPI (“Pinnacle Master Lease”), originally effective April 28, 2016, and entered into an amendment to the Pinnacle Master Lease to, among other things, remove properties that were divested in connection with the Pinnacle Acquisition and add Plainridge Park Casino. Reflecting this amendment, the Company leases real estate assets associated with twelve of the gaming facilities used in the Company’s operations from GLPI. Upon assumption of the Pinnacle Master Lease, as amended, there were 7.5 years remaining of the initial ten-year term, with five subsequent, five-year renewal periods exercisable at the Company’s option. The payment structure under the Pinnacle Master Lease includes a fixed component, a portion of which is subject to an annual escalator of up to 2%, depending on the Adjusted Revenue to Rent Ratio (as defined in the Pinnacle Master Lease) of 1.8:1, and a component that is based on performance, which is prospectively adjusted every two years by an amount equal to 4% of the average change in net revenues of all properties under the Pinnacle Master Lease compared to a contractual baseline during the preceding two years (“Pinnacle Percentage Rent”). The annual escalator test date and the Pinnacle Percentage Rent reset occurred on May 1, 2020.
Meadows Lease, Margaritaville Lease, and Greektown Lease
In connection with the Pinnacle Acquisition, we assumed a triple net lease of the real estate assets used in the operations of Meadows (the “Meadows Lease”), originally effective September 9, 2016, with GLPI as the landlord. Upon assumption of the Meadows Lease, there were eight years remaining of the initial ten-year term, with three subsequent, five-year renewal options followed by one four-year renewal option on the same terms and conditions, exercisable at the Company’s option. The payment structure under the Meadows Lease includes a fixed component (“Meadows Base Rent”), which is subject to an annual escalator of up to 5% for the initial term or until the lease year in which Meadows Base Rent plus Meadows Percentage Rent (as defined below) is a total of $31.0 million, subject to certain adjustments, and up to 2% thereafter, subject to an Adjusted Revenue to Rent Ratio (as defined in the Meadows Lease) of 2.0:1. The “Meadows Percentage Rent” is based on performance, which is prospectively adjusted for the next two-year period equal to 4% of the average annual net revenues of the property during the trailing two-year period. The next scheduled annual escalator test date and the next Meadows Percentage Rent reset are scheduled to occur on October 1, 2020.
In connection with the acquisition of Margaritaville, we entered into the Margaritaville Lease with VICI for the real estate assets used in the operations of Margaritaville. The Margaritaville Lease has an initial term of 15 years, with four subsequent five-year renewal options on the same terms and conditions, exercisable at the Company’s option. The payment structure under the Margaritaville Lease includes a fixed component (“Margaritaville Base Rent”), a portion of which is subject to an annual escalator of up to 2%, and a component that is based on performance, which is prospectively adjusted every two years by an amount equal to 4% of the average change in net revenues of the property compared to a contractual baseline during the preceding two years (“Margaritaville Percentage Rent”).
On February 1, 2020, the Margaritaville Lease was amended to provide for a change in the measurement of the annual escalator from an Adjusted Revenue to Rent Ratio (as defined in the Margaritaville Lease) of 1.9:1 to a minimum ratio of net revenue to rent of 6.1:1. As a result of the annual escalator, which was determined to be $0.3 million, effective February 1, 2020, an additional operating right-of-use asset and corresponding operating lease liability of $3.1 million were recognized.

The next scheduled annual escalator test date and the first Margaritaville Percentage Rent reset are scheduled to occur on February 1, 2021.
In connection with the acquisition of Greektown, we entered into the Greektown Lease with VICI for the real estate assets used in the operations of Greektown. The Greektown Lease has an initial term of 15 years, with four subsequent five-year renewal options on the same terms and conditions, exercisable at the Company’s option. The payment structure under the Greektown Lease includes a fixed component (“Greektown Base Rent”), a portion of which is subject to an annual escalator of up to 2% subject to an Adjusted Revenue to Rent Ratio (as defined in the Greektown Lease) of 1.85:1, and a component that is based on performance, which is prospectively adjusted every two years by an amount equal to 4% of the average change in net revenues of the facility compared to a contractual baseline during the preceding two years (“Greektown Percentage Rent”). The next scheduled annual escalator test date is scheduled for June 1, 2020 and the first Greektown Percentage Rent reset is scheduled to occur on June 1, 2021.
Payments to our REIT Landlords under Triple Net Leases
Total payments made to our REIT Landlords, GLPI and VICI, were as follows:

	For the three months ended March 31,
(in millions)	2020	2019
Penn Master Lease	$114.8	$114.4
Pinnacle Master Lease	82.5	81.3
Meadows Lease	6.7	6.5
Margaritaville Lease	5.9	5.7
Greektown Lease	13.9	—
Total	$223.8	$207.9
Other Long-Term Obligations
Relocation Fees
As of March 31, 2020 and December 31, 2019, other long-term obligations included $68.8 million and $76.4 million, respectively, related to the relocation fees for Hollywood Gaming at Dayton Raceway and Hollywood Gaming at Mahoning Valley Race Course, which opened in August 2014 and September 2014, respectively. The relocation fee for each property is payable as follows: $7.5 million upon the opening of the property and eighteen semi-annual payments of $4.8 million beginning one year after the commencement of operations.
Outlook
Due to the COVID-19 pandemic, we have temporarily suspended the operations of all of our gaming properties. Accordingly, we cannot be certain whether cash generated from operations and cash on hand, together with amounts available under our Senior Secured Credit Facilities, will be adequate to meet our anticipated obligations under our Triple Net Leases, debt service requirements, capital expenditures and working capital needs for the foreseeable future. Our ability to generate sufficient cash flow from operations will depend on a range of economic, competitive and business factors, many of which are outside our control, including the impact of the COVID-19 pandemic. We cannot be certain: (i) that our gaming properties will reopen in the upcoming months or what the operating limitations will be when they do; (ii) of the magnitude and duration of the impact of the COVID-19 pandemic on general economic conditions, capital markets, unemployment and our liquidity, operations, supply chain and personnel; (iii) that our business will generate sufficient cash flow from operations; (iv) that the U.S. economy and our business will recover to levels that existed prior to the COVID-19 pandemic and on what time frame; (v) that we will fully achieve the synergies in connection with the Pinnacle Acquisition; (vi) that we will be able to maintain the minimum liquidity required under our Senior Secured Credit Facilities; or (vii) that future borrowings will be available under our Senior Secured Credit Facilities or capital will be available in the credit or equity markets on favorable terms to enable us to service our indebtedness, to make capital expenditures or to maintain working capital. In addition, while we anticipated that a significant amount of our future growth would come through the pursuit of opportunities within other distribution channels, such as retail gaming, live sports betting, social gaming, and iGaming; from acquisitions of gaming properties at reasonable valuations; greenfield projects; and jurisdictional expansions and property expansion in under-penetrated markets; there can be no assurance that this will be the case given the uncertainty arising from the COVID-19 pandemic. While we do not anticipate pursuing material acquisition opportunities in the near term, if we consummate significant acquisitions in the future or undertake any significant property expansions, our cash requirements may increase significantly and we may need to make additional borrowings or complete equity or debt financings to meet these requirements. Our future operating performance and our ability to service or refinance our debt will be subject to future economic conditions and to financial, business and other factors, many of which are beyond our control, including without limitation the lasting impacts of the COVID-19 pandemic. See Part II, Item 1A. “Risk Factors” of this Quarterly Report on Form 10-Q. See also “Risks Related to Our Capital Structure” in Part I, Item 1A. “Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 for a discussion of the risks related to the Company’s capital structure.
We have historically maintained a capital structure comprising a mix of equity and debt financing. We vary our leverage to pursue opportunities in the marketplace and in an effort to maximize our enterprise value for our shareholders. We have in the past met our debt obligations as they have come due through internally generated funds from operations or refinancing them through the debt or equity markets prior to their maturity, although there can be no assurance that we will continue to be able to do so or be able to do so at favorable rates or on favorable terms in the future in light of the COVID-19 pandemic and other factors.

CRITICAL ACCOUNTING ESTIMATES
A complete discussion of our critical accounting estimates is included in our Annual Report on Form 10-K for the year ended December 31, 2019. With the exception of the table below, which provides updated sensitivities on the impairments of our goodwill and other intangible assets, there have been no significant changes in our critical accounting estimates during the three months ended March 31, 2020.

			Increase in the Recorded Amount of Impairment Loss as a Result of:
(dollars in millions)	Carrying Amount	Cushion	Discount Rate +100 bps	Terminal Growth Rate -50 bps
Goodwill
Argosy Casino Riverside	$161.2	3.5%	$8.0	$—
Greektown Hotel Casino	$67.4	—%	$19.5	$6.0
Hollywood Casino Aurora	$100.6	—%	$6.0	$1.5
Hollywood Casino Lawrenceburg	$24.7	—%	$11.5	$3.5
Hollywood Casino St. Louis	$211.9	8.1%	$—	$—
Margaritaville Resort Casino	$35.2	—%	$4.5	$1.0

Gaming licenses
Ameristar East Chicago	$55.6	—%	$7.5	$2.0
Boomtown Bossier City	$9.5	—%	$2.0	$0.5
Boomtown New Orleans	$62.5	—%	$7.5	$2.0
Greektown Hotel Casino	$166.4	19.3%	$—	$—
Hollywood Gaming at Dayton Raceway	$110.4	10.8%	$—	$—
Hollywood Gaming at Mahoning Valley Race Course	$125.0	14.8%	$—	$—
L’Auberge Baton Rouge	$36.0	—%	$10.0	$3.0
L’Auberge Lake Charles	$220.5	—%	$26.0	$7.5
Margaritaville Resort Casino	$48.1	3.9%	$—	$—
Meadows Racetrack and Casino	$51.5	—%	$6.5	$2.0
River City Casino	$132.5	—%	$14.0	$4.0

Trademarks
Ameristar Black Hawk	$27.5	—%	$2.5	$0.5
Ameristar Council Bluffs	$22.0	—%	$1.5	$0.5
Ameristar East Chicago	$16.0	—%	$1.5	$0.5
Ameristar Vicksburg	$13.0	—%	$1.0	$—
Boomtown Bossier City	$3.5	—%	$0.5	$—
Boomtown New Orleans	$15.5	—%	$1.5	$0.5
Cactus Petes and Horseshu	$8.5	—%	$1.0	$—
L’Auberge Baton Rouge	$14.0	—%	$1.5	$0.5
L’Auberge Lake Charles	$47.5	—%	$4.0	$1.0
Meadows Racetrack and Casino	$19.0	—%	$1.5	$—
River City Casino	$30.0	—%	$2.5	$0.5

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
For information with respect to new accounting pronouncements and the impact of these pronouncements on our unaudited Condensed Consolidated Financial Statements, see Note 3, “New Accounting Pronouncements,” in the notes to our unaudited Condensed Consolidated Financial Statements.

IMPORTANT FACTORS REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements can be identified by the use of forward-looking terminology such as “expects,” “believes,” “estimates,” “projects,” “intends,” “plans,” “seeks,” “may,” “will,” “should,” or “anticipates” or the negative or other variations of these or similar words, or by discussions of future events, strategies or risks and uncertainties. Specifically, forward looking statements include, but are not limited to, statements regarding: COVID-19; the length of time our gaming properties will be required to remain closed and the impact of these closures on our business and our stakeholders; demand for gaming once the gaming properties reopen as well as the impact of post-opening restrictions; the impact of COVID-19 on general economic conditions, capital markets, unemployment and our liquidity, operations, supply chain and personnel; the potential benefits and expected timing of the Morgantown and Perryville transactions with GLPI; our estimated cash burn and future liquidity, future revenue and Adjusted EBITDAR; availability of potential benefits to us under the CARES Act or other legislation that may be enacted in response to the COVID-19 pandemic; the expected benefits and potential challenges of the investment in Barstool Sports, including the benefits for our online and retail sports betting and iCasino products; the expected financial returns from the transaction with Barstool Sports; the expected launch of the Barstool-branded mobile sports betting product and its future revenue and profit contributions; growth opportunities and potential synergies related to the Pinnacle Acquisition; our ability to obtain third-party approvals, including regulatory approvals; our expectations of future results of operations and financial condition; our expectations for our properties, our development projects or our iGaming initiatives; the timing, cost and expected impact of planned capital expenditures on our results of operations; our expectations with regard to the impact of competition; our expectations with regard to acquisitions, potential divestitures and development opportunities, as well as the integration of and synergies related to any companies we have acquired or may acquire; the outcome and financial impact of the litigation in which we are or will be periodically involved; the actions of regulatory, legislative, executive or judicial decisions at the federal, state or local level with regard to our business and the impact of any such actions; our ability to maintain regulatory approvals for our existing businesses and to receive regulatory approvals for our new business partners; our expectations with regard to the impact of competition in online sports betting, iGaming and retail/mobile sportsbooks as well as the potential impact of this business line on our existing businesses; the performance of our partners in online sports betting, iGaming and retail/mobile sportsbooks, including the risks associated with any new business, the actions of regulatory, legislative, executive or judicial decisions at the federal, state or local level with regard to online sports betting, iGaming and retail/mobile sportsbooks and the impact of any such actions; and our expectations regarding economic and consumer conditions. Such statements are all subject to risks, uncertainties and changes in circumstances that could significantly affect the Company’s future financial results and business.
Accordingly, the Company cautions that the forward-looking statements contained herein are qualified by important factors that could cause actual results to differ materially from those reflected by such statements. Such factors include, but are not limited to: (a) the magnitude and duration of the impact of the COVID-19 pandemic on general market conditions, capital markets, unemployment and our liquidity, operations, supply chain and personnel; (b) industry, market, economic, political, regulatory and health conditions; (c) disruptions in operations from data protection breaches, cyberattacks, extreme weather conditions, medical epidemics or pandemics such as the COVID-19, and other natural or manmade disasters or catastrophic events; (d) the reopening of our gaming properties are subject to various conditions, including numerous regulatory approvals and potential delays and operational restrictions; (e) our ability to access additional capital on favorable terms or at all; (f) our ability to remain in compliance with the financial covenants of our debt obligations; (g) the consummation of the proposed Morgantown and Perryville transactions with GLPI are subject to various conditions, including third-party agreements and approvals, and accordingly may be delayed or may not occur at all; (h) actions to reduce costs and improve efficiencies to mitigate losses as a result of the COVID-19 pandemic could negatively impact guest loyalty and our ability to attract and retain employees; (i) the outcome of any legal proceedings that may be instituted against us or our directors, officers or employees; (j) the impact of new or changes in current laws, regulations, rules or other industry standards; (k) the ability of our operating teams to drive revenue and margins; (l) the impact of significant competition from other gaming and entertainment operations; (m) our ability to obtain timely regulatory approvals required to own, develop and/or operate our properties, or other delays, approvals or impediments to completing our planned acquisitions or projects, construction factors, including delays, and increased costs; (n) the passage of state, federal or local legislation (including referenda) that would expand, restrict, further tax, prevent or negatively impact operations in or adjacent to the jurisdictions in which we do or seek to do business (such as a smoking ban at any of our properties or the award of additional gaming licenses proximate to our properties, as recently occurred with Illinois and Pennsylvania legislation); (o) the effects of local and national economic, credit, capital market, housing, and energy conditions on the economy in general and on the gaming and lodging industries in particular; (p) the activities of our competitors (commercial and tribal) and the rapid emergence of new competitors (traditional, internet, social, sweepstakes based and VGTs in bars and truck stops); (q) increases in the effective rate of taxation for any of our operations or at the corporate level; (r) our ability to identify attractive acquisition and development opportunities (especially in new business lines) and to agree to terms with, and maintain good relationships with partners/municipalities for such transactions; (s) the costs and risks involved in the pursuit of such opportunities and our ability to complete the acquisition or development of, and achieve the expected returns from, such opportunities; (t) our expectations for the continued availability and cost of capital; (u) the impact of weather, including flooding, hurricanes and tornadoes; (v) changes in accounting standards; (w) the risk of failing to maintain the integrity of our information technology infrastructure and safeguard our business, employee and customer data (particularly as our iGaming division grows); (x) with respect to our iGaming and sports betting endeavors, the impact of significant competition from other companies for online sports betting, iGaming and sportsbooks, our ability to achieve the expected financial returns related to our investment in Barstool Sports, our ability to obtain timely regulatory approvals required to own, develop and/or operate sportsbooks may be delayed and there may be impediments and increased costs to launching the online betting, iGaming and sportsbooks, including delays, and increased costs, intellectual property and legal and regulatory challenges, as well as our ability to successfully develop innovative products that attract and retain a significant number of players in order to grow our revenues and earnings, our ability to establish key partnerships, our ability to generate meaningful returns and the risks inherent in any new business; (y) with respect to our proposed Pennsylvania Category 4 casinos in York and Berks counties, risks relating to construction, and our ability to achieve our expected budgets, timelines and investment returns, including the ultimate location of other gaming properties in the Commonwealth of Pennsylvania; and (z) other factors as discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, this Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2020 and subsequent Quarterly Reports on Form 10-Q, and Current Reports on Form 8-K, each as filed with the U.S. Securities and Exchange Commission. The Company does not intend to update publicly any forward-looking statements except as required by law.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
We are exposed to market risk from adverse changes in interest rates with respect to the short-term floating interest rate on borrowings under our Senior Secured Credit Facilities. As of March 31, 2020, the Company’s Senior Secured Credit Facilities had a gross outstanding balance of $2,448.1 million, consisting of a $663.4 million Term Loan A Facility, a $1,114.7 million Term Loan B-1 Facility, and a Revolving Credit Facility, which had $670.0 million drawn as of March 31, 2020.
The table below provides information as of March 31, 2020 about our long-term debt obligations that are sensitive to changes in interest rates, including the notional amounts maturing during the twelve month period presented and the related weighted average interest rates by maturity dates.

(dollars in millions)	4/01/20 - 03/31/21	4/01/21 - 03/31/22	4/01/22 - 03/31/23	4/01/23 - 03/31/24	4/01/24 - 03/31/25	Thereafter	Total	Fair Value
Fixed rate	$—	$—	$—	$—	$—	$400.0	$400.0	$296.0
Average interest rate						5.625%
Variable rate	$51.1	$68.8	$82.1	$1,176.6	$11.3	$1,058.2	$2,448.1	$2,120.0
Average interest rate (1)	2.58%	2.60%	2.65%	2.64%	3.00%	3.00%

(1)	Estimated rate, reflective of forward LIBOR as of March 31, 2020 plus the spread over LIBOR applicable to variable-rate borrowing.

ITEM 4.	CONTROLS AND PROCEDURES
The Company’s management, under the supervision and with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of March 31, 2020. Based on this evaluation, our principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2020 to ensure that information required to be disclosed by the Company in reports we file or submit under the Exchange Act is (i) recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the United States Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to the Company’s management, including the Company’s principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.
There were no changes that occurred during the fiscal quarter covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
We are a party to a number of other pending legal proceedings. Management does not expect that the outcome of such proceedings, either individually or in the aggregate, will have a material effect on our financial position, results of operations or cash flows.

ITEM 1A.	RISK FACTORS
In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019, which could materially affect our business, financial condition, and future results. The risks described in our Annual Report on Form 10-K are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our financial condition, operating results and cash flows. The following are new or modified risk factors that should be read in conjunction with the risk factors disclosed under Part I, Item 1A. “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.
The COVID-19 pandemic has significantly impacted the global economy, including the gaming industry, and has had a material adverse effect on our business, financial condition, results of operations and cash flows, and may continue to do so.
On March 11, 2020, the World Health Organization declared the COVID-19 outbreak to be a global pandemic. The COVID-19 pandemic has significantly impacted health and economic conditions throughout the United States. The global spread of the COVID-19 pandemic has been, and continues to be, complex and rapidly evolving, with governments, public institutions and other organizations imposing or recommending, and businesses and individuals implementing, restrictions on various activities or other actions to combat its spread, such as restrictions and bans on travel or transportation, stay-at-home directives, limitations on the size of gatherings, closures of work facilities, schools, public buildings and businesses, cancellation of events, including sporting events, concerts, conferences and meetings, and quarantines and lock-downs. The COVID-19 pandemic and its consequences have also dramatically reduced travel and demand for casino gaming and related amenities. Many jurisdictions where our properties are located required mandatory closures or imposed capacity limitations and other restrictions affecting our operations. Currently, all of our gaming properties are temporarily closed and will remain closed until it is safe and we are allowed to reopen, and we are accordingly unable to generate revenues from such properties. Revenues from such properties represent a great majority of our cash flows and revenue generation. The COVID-19 pandemic and these resulting developments have caused significant disruptions to our ability to generate profitability and cash flows and have had a material adverse impact on our financial condition, results of operations and cash flows as of and for the three months ended March 31, 2020 and which we expect to more significantly impact our results of operations and cash flows for the three months ended June 30, 2020. Such impact could worsen and last for an unknown period of time. In addition, these disruptions to us and the gaming industry in general as well as significant negative economic trends due to the COVID-19 pandemic have adversely affected and could continue to adversely affect our stock price.
The Company has taken various actions to reduce its cost structure during the property closures to help mitigate the operating and financial impact of the COVID-19 pandemic, including: (i) reducing its rent payments through the transactions with GLPI related to Tropicana and Morgantown described above; (ii) furloughing approximately 26,000 employees and operating with a minimum, mission-critical staffing of less than 850 employees company-wide during the closures; (iii) enacting meaningful compensation reductions to its remaining property and corporate leadership teams effective April 1, 2020 and until such time as the Company determines that its properties have substantially returned to normal operations; and (iv) executing substantial reductions in operating expenses, capital expenditures, including temporarily suspending construction of our two planned Category 4 development projects, and overall costs. In addition, the Company’s Board of Directors elected to forgo their cash compensation effective April 1, 2020 and until such time as the Company determines that its properties have substantially returned to normal operations. Such steps, and further changes we make in the future to reduce costs, may negatively impact our growth prospects, guest loyalty or our ability to attract and retain employees, and our business and reputation may suffer as a result. While we have engaged in cost reduction efforts in connection with the closures, we still have significant fixed and variable expenses.
We cannot predict how soon we will be able to reopen our gaming properties or the period of time required for the ramp-up of operations upon reopening, as our ability to reopen will depend in part on the actions of a number of governmental bodies, including gaming regulatory authorities, over which we have no control. Because we operate in several different jurisdictions, we may be able to reopen some, but not all, of our gaming properties within a certain time frame. In order to reopen, gaming regulators may impose restrictions on our operations, including capacity limitations, cleaning requirements, restrictions on the number of seats per table game, slot machine spacing, temperature checks, mask protection and social distancing requirements that may impact our future operations and ability to generate the same level of revenues and cash flows as before the COVID-19 pandemic. The reopening of our gaming properties, when we are able to do so, may be affected by our ability to retain our workforce during the furlough as well as management-level corporate employees due to reductions in compensation or other factors. For example, if our furloughed employees do not return to work with us when the COVID-19 pandemic subsides, including because they find new employment during the furlough, we may experience operational challenges that may impact our ability to resume operations in full.
Moreover, once restrictions are lifted, it is unclear how quickly customers will return to our gaming properties, which may be a function of continued concerns over health and safety, ongoing social distancing measures, or changes in consumer spending behavior due to adverse economic conditions, including job losses. Our properties have large customer-facing footprints and high levels of customer traffic where customers can gather together for personal interaction. As such, some customers may choose for a period of time not to travel or visit our properties for health concerns or due to overall changes in consumer behavior resulting from social distancing. When we are able to re-open, we expect to see weakened demand at our properties in light of increased level of unemployment, continued travel restrictions or warnings, consumer fears and reduced consumer discretionary spending and general economic uncertainty. Our vendors and other suppliers could also experience potential adverse effects of the pandemic that could impact our ability to reopen and operate to the same level as prior to the closures. If COVID-19 continues to spread, we may elect to voluntarily close (after their reopening) certain of our properties or portions thereof, or governmental agencies or officials may order additional closures or impose further restrictions on the number of people allowed in our properties or in proximity to each other. Any of these events could result in significant further disruption to our operations and a drop in demand for our properties and could have a material adverse effect on us.
We could experience other potential adverse impacts as a result of the COVID-19 pandemic, including, but not limited to, further charges from adjustments to the carrying amount of goodwill and other intangible assets, long-lived asset impairment charges, or impairments of investments in joint ventures.
The ultimate impact of the COVID-19 pandemic on our business, results of operations, financial condition and cash flows will depend on numerous evolving factors that we may not be able to accurately predict or assess, including the duration and scope of the pandemic (and whether there is a, or multiple, resurgences in the future); the duration and impact on overall customer demand; the timing of the reopening of our gaming properties, our ability to maintain sufficient liquidity until our gaming properties can reopen and again generate revenue and profits capable of supporting our ongoing operations, new information which may emerge concerning the severity of COVID-19; the negative impact it has on global and regional economies and economic activity; the ability of us and our business partners to successfully navigate the impacts of the pandemic; actions governments, businesses and individuals take in response to the pandemic, including limiting or banning travel and limiting or banning leisure, casino and entertainment (including concerts, sports and similar events) activities; and how quickly economies, travel activity, and demand for gaming, entertainment and leisure activities recovers after the pandemic subsides. The impact of the COVID-19 pandemic may also have the effect of exacerbating many of the other risks described in our Annual Report on Form 10-K for the year ended December 31, 2019. As a result of the foregoing, we cannot predict the ultimate scope, duration and impact the COVID-19 pandemic will have on our results of operations, but we expect that it will continue to have a material impact on our business, financial condition, liquidity, results of operations (including revenues and profitability) and stock price.
Following our borrowing of the remaining available amount under our Revolving Credit Facility, we may not have access to sufficient cash flows to fund our continued operations, which could adversely affect our business, financial condition, results of operations and cash flows.
While our gaming properties remain closed due to the ongoing COVID-19 pandemic, our ability to generate revenue and cash flows for our operations has been significantly disrupted, as the operation of such properties constitutes our most significant source of revenue generation. Accordingly, on March 13, 2020, in order to maintain maximum financial flexibility, the Company borrowed the remaining available amount of $430.0 million under its Revolving Credit Facility. As a result, our indebtedness has increased substantially since December 31, 2019. We also entered into agreements with GLPI to sell certain real estate assets and land in exchange for rent credits totaling $337.5 million. Such borrowings under the Revolving Credit Facility and rent credits are proactive measures in order to increase our cash position and preserve financial flexibility in light of current uncertainty in the global markets resulting from COVID-19. Due to the uncertainty of the impacts of the COVID-19 pandemic, including the timing for the reopening of our gaming properties, there can be no assurance that such amounts will be sufficient, and we may require access to additional capital to fund operations, including satisfaction of our rent obligations. We cannot guarantee that we will be able to obtain additional capital on commercially reasonable terms and when needed to continue to fund our operations. Our access to and cost of financing will depend on, among other things, economic conditions, conditions in the credit or capital markets, the availability of sufficient amounts of financing, our prospects and credit ratings. If we are unable to access additional capital at the levels we require, or the cost of such capital is greater than expected, it would adversely affect our business, financial condition, results of operations and cash flows.
We may need to improve cash flow through a sale of assets to avoid a future liquidity shortfall, which sales could expose our business and operations to substantial additional risks.
The COVID-19 pandemic has caused significant disruptions to our ability to generate profitability and cash flows. Depending on how long our gaming properties remain closed due to the COVID-19 pandemic, we may require additional cash flows to avoid a liquidity shortfall. Absent operational improvements, we may explore the sale of certain assets in order to generate additional funds for operations. We may be unable to sell such assets or properties on desirable terms and, in particular, while adverse economic conditions persist. In addition, the disposition of assets, including our sale of certain real estate assets and proposed sale of land to GLPI, involves significant risks and uncertainties. Such risks may relate to employment matters, counterparties, regulators and other stakeholders in the disposed business, risks relating to separating the disposed assets from the Company’s business, risks unknown to the Company at the time, and other financial, legal and operational risks related to such disposition. In addition, the Company may be subject to material trailing liabilities from disposed assets. Any such risk may result in one or more costly disputes or litigation. There can also be no assurances that we will realize the anticipated benefits from any such dispositions. The failure to realize the anticipated returns or benefits from a disposition could adversely affect our results of operations, financial condition, and cash flows.
The extent to which we can recover under our insurance policies for business interruption resulting from the COVID-19 pandemic could adversely affect our business.
We maintain significant property insurance, including business interruption coverage, for our properties. However, there can be no assurance regarding the extent or the timing of our receipt of any insurance recovery for losses at our properties arising from the closing of our gaming properties due to the COVID-19 pandemic. In addition, such insurance coverage is in an amount that may be significantly less than the expected and actual losses resulting from such closings. If we are unable to recover any losses arising from business interruption caused by COVID-19, our financial condition, results of operations and cash flows may be adversely affected.
A prolonged closure of our gaming properties due to the COVID-19 pandemic would negatively impact our ability to remain in compliance with our financial covenants, which would raise substantial doubt about our ability to continue as a going concern.
Our properties generate a great majority of our income and operating cash flows that we rely upon to remain in compliance with financial covenants contained within our Amended Credit Agreement and the indenture governing our 5.625% Notes and meet our obligations when due. As noted above, due to the COVID-19 pandemic, our gaming properties have been temporarily closed and there is uncertainty as to when they will reopen. The closure of our gaming properties has significantly disrupted our ability to generate revenues. In order to remain in compliance with our debt covenants and meet our payment obligations, on April 14, 2020, we entered into an agreement to amend our Amended Credit Agreement to provide temporary relief from our financial covenants. As part of the Amendment Agreement, we do not have to maintain compliance with any Maximum Leverage Ratio or Minimum Interest Coverage Ratio (as such terms are defined in the Credit Agreement). During the Covenant Relief Period, the Company will be subject to a minimum liquidity covenant that requires cash and cash equivalents and availability under its Revolving Credit Facility to be (i) at least $400.0 million through April 30, 2020; (ii) $350.0 million during the period from May 1, 2020 through May 31, 2020; (iii) $300.0 million during the period from June 1, 2020 through June 30, 2020; and (iv) $225.0 million during the period from July 1, 2020 through March 31, 2021. However, we have no control over and cannot predict the length of the closure of our gaming properties due to the COVID-19 pandemic. If we continue to be unable to generate revenues from our properties due to a prolonged period of closure or experience significant declines in business upon reopening, this would negatively impact our ability to remain in compliance with our financial covenants and meet our payment obligations even after the amendment. If we are unable to meet our financial covenants or in the event some other event of default arises, our lenders could instruct the administrative agent under the Senior Secured Credit Facilities to exercise certain remedies, including declaring the principal of and accrued interest on all outstanding indebtedness due and payable, terminating all remaining commitments and obligations under the Revolving Credit Facility and requiring the posting of cash collateral in respect of 103% of the outstanding letters of credit under the Revolving Credit Facility. Although the lenders under the Senior Secured Credit Facilities could waive the defaults or forebear the exercise of remedies, they would not be obligated to do so. Failure to obtain such a waiver in the future would have a material adverse effect on our liquidity, financial condition and results of operations and may result in the Company filing a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code in order to implement a restructuring plan.

In the event we are unable to pay our landlords, vendors, suppliers, and other business partners due to a lack of cash flows and liquidity, we may become subject to disputes with such parties, which could subject us to significant liabilities and have a material adverse effect on our business, financial condition, results of operations and cash flows.
Although we have taken precautionary measures to maximize liquidity and to increase available cash on hand, given the uncertainty resulting from the COVID-19 pandemic, such measures may be insufficient to allow us to continue paying our landlords, vendors, suppliers, and other business partners when and as due. As an additional precautionary measure given the significant uncertainty affecting our business, we have begun discussions with such parties to reduce our lease and contract payments and to obtain other concessions from them. There can be no assurance however that we will be successful in obtaining any or all of the reductions and concessions we are seeking. If we are unable to obtain such reductions and concessions, our inability to pay such parties could result in a breach of obligations we owe to these parties pursuant to contracts or otherwise. The breach of our obligations could cause our landlords, vendors, suppliers, and other business partners to suspend or cease providing material services to us, which could impact our ability to operate and reopen our gaming properties. In addition, we could become subject to disputes and litigation with such parties as a result of our inability to meet our contractual obligations, which disputes and litigation could expose us to significant liabilities and have a material adverse effect on our business, financial condition, results of operations and cash flows.
We may be unable to qualify for or be unsuccessful in obtaining governmental relief and other benefits that have been or will be made available in response to the COVID-19 pandemic, which could adversely affect our business, financial condition, results of operations and cash flows.
In recognition of the significant threat to the liquidity of financial markets posed by the COVID-19 pandemic, the Federal Reserve and U.S. Congress have taken dramatic actions to provide liquidity to businesses and the banking system in the United States. For example, on March 27, 2020, the President of the United States signed into law the CARES Act, a sweeping stimulus bill intended to bolster the U.S. economy, among other things, and provide emergency assistance to qualifying businesses and individuals. There can be no assurance that these interventions by the government will be successful, and the financial markets may experience significant contractions in available liquidity. Based on our preliminary evaluation of the CARES Act, we currently believe we qualify for certain employer refundable payroll credits, deferral of applicable payroll taxes, net operating loss carryback and immediate expensing for eligible qualified improvement property.
In addition, although we intend to continue to review and consider any available benefits under the CARES Act or similar legislation that may be enacted in response to the COVID-19 pandemic for which we qualify, we cannot predict the manner in which such benefits will be allocated or administered and we cannot assure you that we will be able to receive such benefits in a timely manner or at all. While the Company may receive tax or other relief and benefits under and as a result of the CARES Act or other governmental programs, the availability, extent or impact of any such benefits or relief is highly uncertain.

ITEM 6.	EXHIBITS

Exhibit
Number	Description of Exhibit
2.1††
Stock Purchase Agreement by and among Penn National Gaming, Inc., Barstool Sports, Inc., TCG XII, LLC, TCG Digital Spots, LLC and the Individuals Set Forth on Schedule A, dated as of January 28, 2020 is hereby incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on January 29, 2020. (SEC File No. 000-24206).

2.2
Binding Term Sheet, dated as of March 27, 2020, by and among Penn National Gaming, Inc. and Gaming and Leisure Properties, Inc. is hereby incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on March 30, 2020. (SEC File No. 000-24206).

2.3††
Purchase Agreement, dated as of April 16, 2020, by and among Tropicana Las Vegas, Inc., Penn National Gaming, Inc., GLP Capital, L.P., Gold Merger Sub, LLC, PA Meadows, LLC, Tropicana LV LLC and, solely for the purposes set forth therein, Gaming and Leisure Properties, Inc. is hereby incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on April 20, 2020. (SEC File No. 000-24206).

2.4††
Lease, dated as of April 16, 2020, by and among Tropicana Land LLC and Tropicana Las Vegas, Inc. is hereby incorporated by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K filed on April 20, 2020. (SEC File No. 000-24206).

3.1*
Amended and Restated Articles of Incorporation of Penn National Gaming, Inc., filed with the Pennsylvania Department of State on October 15, 1996, as amended by the Articles of Amendments to the Amended and Restated Articles of Incorporation filed with the Pennsylvania Department of State on November 13, 1996, July 23, 2001 and December 28, 2007, the Statement with Respect to Shares of Series C Convertible Preferred Stock of Penn National Gaming, Inc., dated as of January 17, 2013, and the Statement with Respect to Shares of Series D Convertible Preferred Stock of Penn National Gaming, Inc., dated as of February 19, 2020.

10.1†
First Amendment to Executive Agreement, dated March 27, 2020, between Penn National Gaming, Inc. and Jay A. Snowden is hereby incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 30, 2020. (SEC File No. 000-24206).

10.2†
Executive Agreement, dated January 22, 2020, between Penn National Gaming, Inc. and David Williams is hereby incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 24, 2020. (SEC File No. 000-24206).

10.3†
First Amendment to Executive Agreement, dated March 27, 2020, between Penn National Gaming, Inc. and David Williams is hereby incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 30, 2020. SEC File No. 000-24206).

10.4†
First Amendment to Executive Agreement, dated March 27, 2020, between Penn National Gaming, Inc. and Carl Sottosanti is hereby incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on March 30, 2020. SEC File No. 000-24206).

10.5†
Separation and Transition Agreement and General Release, dated February 27, 2020, between Penn National Gaming, Inc. and Timothy J. Wilmott is hereby incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 28, 2020. SEC File No. 000-24206).

10.6†
First Amendment to Executive Agreement, dated January 23, 2020, between Penn National Gaming, Inc. and William J. Fair is hereby incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on January 24, 2020. (SEC File No. 000-24206).

10.7†*	Separation Agreement and General Release, dated April 10, 2020 between William J. Fair and Penn National Gaming, Inc.

10.8††
Second Amendment, dated as of April 14, 2020, by and among Penn National Gaming, Inc., the guarantors party thereto, the lenders party thereto and Bank of America, N.A., as letter of credit lender, swingline lender, administrative agent and collateral agent is hereby incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 20, 2020. SEC File No. 000-24206).

10.9†*	Sixth Amendment to the Penn National Gaming, Inc. Deferred Compensation Plan.

Exhibit
Number	Description of Exhibit
10.10†*	Form of Notice of Performance Award Terms and Criteria under the Performance Share Programs, pursuant to the Penn National Gaming, Inc. 2018 Long Term Incentive Compensation Plan.

31.1*	CEO Certification pursuant to rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

31.2*	CFO Certification pursuant to rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

32.1**	CEO Certification pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes‑ Oxley Act of 2002.

32.2**	CFO Certification pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes‑ Oxley Act of 2002.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Inline XBRL File (included in Exhibit 101)

*	Filed herewith.
**	Furnished herewith.
†	Management contract or compensatory plan or arrangement.
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

PENN NATIONAL GAMING, INC.
Dated:	May 8, 2020	By:	/s/ Christine LaBombard
Christine LaBombard
Senior Vice President and Chief Accounting Officer