Form 10-Q
period 2020-06-30
PENN NATIONAL GAMING INC
filed 2020-08-06
CIK 921738

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
As of July 31, 2020, the number of shares of the registrant’s common stock outstanding was 137,629,433.

PENN NATIONAL GAMING, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PENN NATIONAL GAMING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(in millions, except share and per share data)	June 30, 2020	December 31, 2019
Assets
Current assets
Cash and cash equivalents	$1,244.3	$437.4
Receivables, net of allowance for doubtful accounts of $11.0 and $7.7	71.1	88.7
Prepaid expenses	57.1	54.6
Income tax receivable	64.2	22.1
Other current assets	209.9	40.0
Total current assets	1,646.6	642.8
Property and equipment, net	4,677.0	5,120.2
Investment in and advances to unconsolidated affiliates	264.0	128.3
Goodwill and other intangible assets, net	2,677.4	3,297.2
Lease right-of-use assets	4,862.3	4,837.3
Other assets	194.2	168.7
Total assets	$14,321.5	$14,194.5

Liabilities
Current liabilities
Accounts payable	$30.6	$40.3
Current maturities of long-term debt	72.1	62.9
Current portion of financing obligations	34.6	40.5
Current portion of lease liabilities	130.1	130.6
Accrued expenses and other current liabilities	560.4	631.3
Total current liabilities	827.8	905.6
Long-term debt, net of current maturities, debt discount and debt issuance costs	3,044.8	2,322.2
Long-term portion of financing obligations	4,084.6	4,102.2
Long-term portion of lease liabilities	4,623.8	4,670.0
Deferred income taxes	130.5	244.6
Other long-term liabilities	105.1	98.0
Total liabilities	12,816.6	12,342.6
Commitments and contingencies (Note 13)
Stockholders’ equity
Series B Preferred stock ($0.01 par value, 1,000,000 shares authorized, no shares issued and outstanding)	—	—
Series C Preferred stock ($0.01 par value, 18,500 shares authorized, no shares issued and outstanding)	—	—
Series D Preferred stock ($0.01 par value, 5,000 shares authorized, 883 shares issued and outstanding)	23.1	—
Common stock ($0.01 par value, 200,000,000 shares authorized, 139,602,483 and 118,125,652 shares issued, and 137,435,090 and 115,958,259 shares outstanding)	1.4	1.2
Treasury stock, at cost, (2,167,393 shares held in both periods)	(28.4)	(28.4)
Additional paid-in capital	2,170.4	1,718.3
Retained earnings (accumulated deficit)	(660.3)	161.6
Total Penn National stockholders’ equity	1,506.2	1,852.7
Non-controlling interest	(1.3)	(0.8)
Total stockholders’ equity	1,504.9	1,851.9
Total liabilities and stockholders’ equity	$14,321.5	$14,194.5
See accompanying notes to the Condensed Consolidated Financial Statements.

PENN NATIONAL GAMING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	For the three months ended June 30,		For the six months ended June 30,
(in millions, except per share data)	2020	2019	2020	2019
Revenues
Gaming	$259.2	$1,062.1	$1,162.1	$2,096.7
Food, beverage, hotel and other	46.3	261.0	259.5	509.0
Total revenues	305.5	1,323.1	1,421.6	2,605.7
Operating expenses
Gaming	142.0	564.1	642.9	1,111.6
Food, beverage, hotel and other	32.9	167.6	189.9	329.3
General and administrative	204.1	287.0	511.1	573.9
Depreciation and amortization	91.9	106.0	187.6	210.1
Impairment losses	—	—	616.1	—
Total operating expenses	470.9	1,124.7	2,147.6	2,224.9
Operating income (loss)	(165.4)	198.4	(726.0)	380.8
Other income (expenses)
Interest expense, net	(135.0)	(134.7)	(264.8)	(267.0)
Income (loss) from unconsolidated affiliates	(1.7)	6.2	2.4	11.9
Other	29.3	—	7.5	—
Total other expenses	(107.4)	(128.5)	(254.9)	(255.1)
Income (loss) before income taxes	(272.8)	69.9	(980.9)	125.7
Income tax benefit (expense)	58.4	(18.5)	157.9	(33.4)
Net income (loss)	(214.4)	51.4	(823.0)	92.3
Less: Net loss attributable to non-controlling interest	0.5	0.2	0.5	0.2
Net income (loss) attributable to Penn National	$(213.9)	$51.6	$(822.5)	$92.5

Comprehensive income (loss)	$(214.4)	$51.4	$(823.0)	$92.3
Less: Comprehensive loss attributable to non-controlling interest	0.5	0.2	0.5	0.2
Comprehensive income (loss) attributable to Penn National	$(213.9)	$51.6	$(822.5)	$92.5

Earnings (loss) per share:
Basic earnings (loss) per share	$(1.69)	$0.44	$(6.78)	$0.80
Diluted earnings (loss) per share	$(1.69)	$0.44	$(6.78)	$0.78

Weighted-average common shares outstanding - basic	126.8	116.0	121.3	116.1
Weighted-average common shares outstanding - diluted	126.8	117.7	121.3	118.2
See accompanying notes to the Condensed Consolidated Financial Statements.

PENN NATIONAL GAMING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(UNAUDITED)

	Three Months Ended June 30, 2020 and 2019
	Preferred Stock		Common Stock		Treasury Stock	Addi- tional Paid-In Capital	Retained Earnings (Accum- ulated Deficit)	Total Penn National Stock- holders’ Equity	Non-Control- ling Interest	Total Stock- holders’ Equity
(in millions, except share data)	Shares	Amount	Shares	Amount
Balance as of April 1, 2020	883	$23.1	116,793,722	$1.2	$(28.4)	$1,728.9	$(446.4)	$1,278.4	$(0.8)	$1,277.6
Share-based compensation arrangements	—	—	1,474,701	—	—	22.1	—	22.1	—	22.1
Common stock offering (Note 14)	—	—	19,166,667	0.2	—	331.0	—	331.2	—	331.2
Convertible debt offering (Note 9)	—	—	—	—	—	88.2	—	88.2	—	88.2
Net loss	—	—	—	—	—	—	(213.9)	(213.9)	(0.5)	(214.4)
Other	—	—	—	—	—	0.2	—	0.2	—	0.2
Balance as of June 30, 2020	883	$23.1	137,435,090	$1.4	$(28.4)	$2,170.4	$(660.3)	$1,506.2	$(1.3)	$1,504.9

Balance as of April 1, 2019	—	$—	117,140,551	$1.2	$(28.4)	$1,730.3	$158.6	$1,861.7	$—	$1,861.7
Share-based compensation arrangements	—	—	1,041	—	—	3.5	—	3.5	—	3.5
Share repurchases	—	—	(1,271,823)	—	—	(24.9)	—	(24.9)	—	(24.9)
Net income (loss)	—	—	—	—	—	—	51.6	51.6	(0.2)	51.4
Balance as of June 30, 2019	—	$—	115,869,769	$1.2	$(28.4)	$1,708.9	$210.2	$1,891.9	$(0.2)	$1,891.7

	Six Months Ended June 30, 2020 and 2019
	Preferred Stock		Common Stock		Treasury Stock	Addi- tional Paid-In Capital	Retained Earnings (Accum- ulated Deficit)	Total Penn National Stock- holders’ Equity	Non-Control- ling Interest	Total Stock- holders’ Equity
(in millions, except share data)	Shares	Amount	Shares	Amount
Balance as of January 1, 2020	—	$—	115,958,259	$1.2	$(28.4)	$1,718.3	$161.6	$1,852.7	$(0.8)	$1,851.9
Share-based compensation arrangements	—	—	2,310,164	—	—	32.7	—	32.7	—	32.7
Common stock offering (Note 14)	—	—	19,166,667	0.2	—	331.0	—	331.2	—	331.2
Convertible debt offering (Note 9)	—	—	—	—	—	88.2	—	88.2	—	88.2
Barstool Sports investment (Note 11)	883	23.1	—	—	—	—	—	23.1	—	23.1
Cumulative-effect adjustment upon adoption of ASU 2016-13	—	—	—	—	—	—	0.6	0.6	—	0.6
Net loss	—	—	—	—	—	—	(822.5)	(822.5)	(0.5)	(823.0)
Other	—	—	—	—	—	0.2	—	0.2	—	0.2
Balance as of June 30, 2020	883	$23.1	137,435,090	$1.4	$(28.4)	$2,170.4	$(660.3)	$1,506.2	$(1.3)	$1,504.9

Balance as of January 1, 2019	—	$—	116,687,808	$1.2	$(28.4)	$1,726.4	$(968.0)	$731.2	$—	$731.2
Share-based compensation arrangements	—	—	453,784	—	—	7.4	—	7.4	—	7.4
Cumulative-effect adjustment upon adoption of ASC 842	—	—	—	—	—	—	1,085.7	1,085.7	—	1,085.7
Share repurchases	—	—	(1,271,823)	—	—	(24.9)	—	(24.9)	—	(24.9)
Net income (loss)	—	—	—	—	—	—	92.5	92.5	(0.2)	92.3
Balance as of June 30, 2019	—	$—	115,869,769	$1.2	$(28.4)	$1,708.9	$210.2	$1,891.9	$(0.2)	$1,891.7
See accompanying notes to the Condensed Consolidated Financial Statements.

PENN NATIONAL GAMING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the six months ended June 30,
(in millions)	2020	2019
Operating activities
Net income (loss)	$(823.0)	$92.3
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	187.6	210.1
Amortization of debt discount and debt issuance costs	5.6	3.8
Noncash operating lease expense	52.5	61.0
Change in fair value of contingent purchase price	(1.4)	5.8
Holding gain on equity securities	(7.7)	—
Loss (gain) on sale or disposal of property and equipment	(27.9)	0.9
Noncash rent and interest expense related to the utilization of rent credits	110.7	—
Income from unconsolidated affiliates	(2.4)	(11.9)
Return on investment from unconsolidated affiliates	10.5	13.5
Deferred income taxes	(114.2)	15.4
Stock-based compensation	8.9	6.7
Impairment losses	616.1	—
Changes in operating assets and liabilities, net of businesses acquired
Accounts receivable	18.3	7.6
Prepaid expenses and other current assets	4.3	(0.3)
Other assets	0.3	(1.5)
Accounts payable	(12.0)	0.1
Accrued expenses	(39.9)	(20.0)
Income taxes	(44.0)	7.6
Operating lease liabilities	(49.9)	(78.3)
Other current and long-term liabilities	(23.3)	2.4
Net cash provided by (used in) operating activities	(130.9)	315.2
Investing activities
Capital expenditures	(73.7)	(95.0)
Consideration paid for Barstool Sports investment	(135.0)	—
Consideration paid for acquisitions of businesses, net of cash acquired	(3.0)	(1,359.4)
Proceeds from sale-and-leaseback transactions in conjunction with acquisitions	—	961.1
Additional contributions to joint ventures	(3.6)	(0.3)
Other	(3.2)	(1.0)
Net cash used in investing activities	(218.5)	(494.6)

	For the six months ended June 30,
(in millions)	2020	2019
Financing activities
Proceeds from revolving credit facility	540.0	340.0
Repayments on revolving credit facility	(10.0)	(172.0)
Proceeds from issuance of long-term debt, net of discounts	322.2	—
Principal payments on long-term debt	(23.3)	(23.4)
Debt and equity issuance costs	(6.1)	—
Payments of other long-term obligations	(8.4)	(7.9)
Principal payments on financing obligations	(18.0)	(25.3)
Principal payments on finance leases	(2.1)	(2.9)
Proceeds from common stock offering, net of discounts and fees	331.2	—
Proceeds from exercise of options	27.5	0.7
Repurchase of common stock	—	(24.9)
Proceeds from insurance financing	19.3	13.8
Payments on insurance financing	(13.4)	(10.5)
Other	(3.8)	(0.7)
Net cash provided by financing activities	1,155.1	86.9
Change in cash, cash equivalents, and restricted cash	805.7	(92.5)
Cash, cash equivalents and restricted cash at the beginning of the year	455.2	481.2
Cash, cash equivalents and restricted cash at the end of the period	$1,260.9	$388.7

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$1,244.3	$378.8
Restricted cash included in Other current assets	14.3	8.3
Restricted cash included in Other assets	2.3	1.6
Total cash, cash equivalents and restricted cash	$1,260.9	$388.7

Supplemental disclosure:
Cash paid for interest, net of amounts capitalized	$188.8	$265.6
Cash payments (refunds) related to income taxes, net	$(1.2)	$4.5

Non-cash investing and financing activities:
Rent credits received upon sale of Tropicana land and buildings	$307.5	$—
Commencement of operating leases	$63.5	$712.8
Commencement of finance leases	$—	$4.3
Accrued capital expenditures	$(8.6)	$3.6
See accompanying notes to the Condensed Consolidated Financial Statements.

PENN NATIONAL GAMING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1—Organization and Basis of Presentation
Organization: Penn National Gaming, Inc., together with its subsidiaries (“Penn National,” the “Company,” “we,” “our,” or “us”), is a leading, diversified, multi-jurisdictional owner and manager of gaming and racing properties, sports betting operations, and video gaming terminal (“VGT”) operations. In addition, we hold a 36% equity interest in Barstool Sports, Inc. (“Barstool Sports”), a leading digital sports, entertainment and media platform. We also operate an interactive gaming (“iGaming”) division through our subsidiary, Penn Interactive Ventures, LLC (“Penn Interactive”), which launched an online casino (“iCasino”) through our HollywoodCasino.com gaming platform in the third quarter of 2019 and is scheduled to launch an online sports betting app called Barstool Sports in the third quarter of 2020. Our MYCHOICE® customer loyalty program (the “mychoice program”) provides our members with various benefits, including complimentary goods and/or services.
As of June 30, 2020, we owned, managed, or had ownership interests in 41 gaming and racing properties in 19 states and were licensed to offer live sports betting at our properties in Indiana, Iowa, Michigan, Mississippi, Nevada, Pennsylvania and West Virginia. The majority of the real estate assets (i.e., land and buildings) used in our operations are subject to triple net master leases; the most significant of which are the Penn Master Lease and the Pinnacle Master Lease (as such terms are defined in Note 10, “Leases,” and collectively referred to as the “Master Leases”), with Gaming and Leisure Properties, Inc. (Nasdaq: GLPI) (“GLPI”), a real estate investment trust (“REIT”).
Impact of the COVID-19 Pandemic and Company Response: On March 11, 2020, the World Health Organization declared the novel coronavirus (known as “COVID-19”) outbreak to be a global pandemic. We began temporary suspension of the operations of all of our 41 properties starting between March 13, 2020 and March 19, 2020 pursuant to various orders from state gaming regulatory bodies or governmental authorities to combat the rapid spread of COVID-19. We began reopening our properties on May 18, 2020 with reduced gaming and hotel capacity and limited food and beverage offerings in order to accommodate comprehensive social distancing and health and safety protocols developed in close consultation with state regulators and local and state public health officials. As of June 30, 2020, we reopened 31 of our properties and as of the date of filing this Quarterly Report on Form 10-Q with the U.S. Securities and Exchange Commission (the “SEC”), all of our properties, with the exception of Tropicana Las Vegas (“Tropicana”), which is scheduled to reopen on September 1, 2020; Valley Race Park; and Zia Park Casino; have reopened.
During the first quarter of 2020, the Company took various actions to reduce its cost structure during the property closures to help mitigate the operating and financial impact of the COVID-19 pandemic, which included: (i) furloughing approximately 26,000 employees and operating with a minimum staffing of less than 850 employees company-wide during the closures; (ii) enacting meaningful compensation reductions to its remaining property and corporate leadership teams effective April 1, 2020 until such time as the Company determines that its properties have substantially returned to normal operations; and (iii) executing substantial reductions in operating expenses, capital expenditures, including temporarily suspending construction of its two planned Category 4 development projects in Pennsylvania, and overall costs. In addition, the Company’s Board of Directors elected to forgo their cash compensation effective April 1, 2020 until such time as the Company determines that its properties have substantially returned to normal operations. As of June 30, 2020, approximately 13,000 employees have returned to work.
Between March 13, 2020 and May 19, 2020, the Company entered into a series of transactions to improve its financial position and liquidity in light of the COVID-19 pandemic, including: (i) borrowing the remaining available amount of $430.0 million under its Revolving Credit Facility; (ii) entering into a binding term sheet with GLPI (the “Term Sheet”) whereby GLPI agreed to (a) purchase the real estate assets associated with Tropicana in exchange for rent credits of $307.5 million, which closed on April 14, 2020, and (b) purchase the land underlying the Company’s Hollywood Casino Morgantown (“Morgantown”) development project in Morgantown, Pennsylvania, in exchange for rent credits of $30.0 million, which is expected to close in the fourth quarter of 2020 (the land will be immediately leased back from GLPI); (iii) completing an offering of $330.5 million aggregate principal amount of 2.75% Convertible Notes; and (iv) completing a public offering of 19,166,667 aggregate shares of common stock, par value of $0.01 per share, of the Company (“Penn Common Stock”) for gross proceeds of $345.0 million. In addition, on April 14, 2020, the Company entered into an amendment to its Credit Agreement, which, among other things, provides it with relief from its financial covenants for a period of up to one year. The terms “Revolving Credit Facility,” “Convertible Notes” and “Credit Agreement” are defined in Note 9, “Long-term Debt.”
The COVID-19 pandemic caused significant disruptions to our business and a material adverse impact on our financial condition, results of operations and cash flows, the magnitude of which continues to develop based on (i) the timing and extent of any recovery in visitation and consumer spending at our properties; (ii) the continued impact of implementing social distancing and health and safety guidelines at our properties, including reductions in gaming and hotel capacity and limiting the number of food and beverage options; and (iii) whether any of our properties will be required to again temporarily suspend operations in the event that the pandemic worsens. We are currently unable to determine whether, when or how the conditions surrounding the COVID-19 pandemic will change or whether any recovery in visitation and consumer spending is sustainable. In the event that the COVID-19 pandemic worsens and/or we are required to again temporarily suspend our operations, we may need to take additional actions to reduce costs, preserve liquidity and remain in compliance with our financial covenants.
On March 27, 2020, the President of the United States signed into law the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), which provides emergency economic assistance for American workers, families and businesses affected by the COVID-19 pandemic. The economic relief package includes government loan enhancement programs and various tax provisions to help improve liquidity for American businesses. Based on our evaluation of the CARES Act, we qualify for certain employer refundable payroll credits, deferral of applicable payroll taxes, net operating loss carryback and immediate expensing for eligible qualified improvement property. We intend to continue to review and consider any available potential benefits under the CARES Act for which we qualify, including those described above.
The Company could experience other potential adverse impacts as a result of the COVID-19 pandemic, including, but not limited to, further charges from adjustments to the carrying amount of goodwill and other intangible assets, long-lived asset impairment charges, or impairments of investments in joint ventures. In addition, the negative impacts of the COVID-19 pandemic may result in further changes in the amount of valuation allowance required. Actual results may differ materially from the Company’s current estimates as the scope of the COVID-19 pandemic evolves, depending largely, though not exclusively, on the impact of required capacity reductions, social distancing and health guidelines, and the sustainability of current trends in recovery at our reopened properties.
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

Note 2—Significant Accounting Policies
Principles of Consolidation: The unaudited Condensed Consolidated Financial Statements include the accounts of Penn National Gaming, Inc. and its subsidiaries. Investments in and advances to unconsolidated affiliates that do not meet the consolidation criteria of the authoritative guidance for voting interest entities or variable interest entities (“VIEs”) are accounted for under the equity method. All intercompany accounts and transactions have been eliminated in consolidation.
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

	Location	Real Estate Assets Lease or Ownership Structure
Northeast segment
Ameristar East Chicago	East Chicago, Indiana	Pinnacle Master Lease
Greektown Casino-Hotel	Detroit, Michigan	Greektown Lease
Hollywood Casino Bangor	Bangor, Maine	Penn Master Lease
Hollywood Casino at Charles Town Races	Charles Town, West Virginia	Penn Master Lease
Hollywood Casino Columbus	Columbus, Ohio	Penn Master Lease
Hollywood Casino Lawrenceburg	Lawrenceburg, Indiana	Penn Master Lease
Hollywood Casino at Penn National Race Course	Grantville, Pennsylvania	Penn Master Lease
Hollywood Casino Toledo	Toledo, Ohio	Penn Master Lease
Hollywood Gaming at Dayton Raceway	Dayton, Ohio	Penn Master Lease
Hollywood Gaming at Mahoning Valley Race Course	Youngstown, Ohio	Penn Master Lease
Marquee by Penn (1)	Pennsylvania	N/A
Meadows Racetrack and Casino	Washington, Pennsylvania	Meadows Lease
Plainridge Park Casino	Plainville, Massachusetts	Pinnacle Master Lease

South segment (2)
1st Jackpot Casino	Tunica, Mississippi	Penn Master Lease
Ameristar Vicksburg	Vicksburg, Mississippi	Pinnacle Master Lease
Boomtown Biloxi	Biloxi, Mississippi	Penn Master Lease
Boomtown Bossier City	Bossier City, Louisiana	Pinnacle Master Lease
Boomtown New Orleans	New Orleans, Louisiana	Pinnacle Master Lease
Hollywood Casino Gulf Coast	Bay St. Louis, Mississippi	Penn Master Lease
Hollywood Casino Tunica	Tunica, Mississippi	Penn Master Lease
L’Auberge Baton Rouge	Baton Rouge, Louisiana	Pinnacle Master Lease
L’Auberge Lake Charles	Lake Charles, Louisiana	Pinnacle Master Lease
Margaritaville Resort Casino	Bossier City, Louisiana	Margaritaville Lease

West segment
Ameristar Black Hawk	Black Hawk, Colorado	Pinnacle Master Lease
Cactus Petes and Horseshu	Jackpot, Nevada	Pinnacle Master Lease
M Resort	Henderson, Nevada	Penn Master Lease
Tropicana Las Vegas	Las Vegas, Nevada	Tropicana Lease
Zia Park Casino	Hobbs, New Mexico	Penn Master Lease

Midwest segment
Ameristar Council Bluffs	Council Bluffs, Iowa	Pinnacle Master Lease
Argosy Casino Alton (3)	Alton, Illinois	Penn Master Lease
Argosy Casino Riverside	Riverside, Missouri	Penn Master Lease
Hollywood Casino Aurora	Aurora, Illinois	Penn Master Lease
Hollywood Casino Joliet	Joliet, Illinois	Penn Master Lease
Hollywood Casino at Kansas Speedway (4)	Kansas City, Kansas	Owned - JV
Hollywood Casino St. Louis	Maryland Heights, Missouri	Penn Master Lease
Prairie State Gaming (1)	Illinois	N/A
River City Casino	St. Louis, Missouri	Pinnacle Master Lease
(1)VGT route operations
(2)Resorts Casino Tunica ceased operations on June 30, 2019, but remains subject to the Penn Master Lease.
(3)The riverboat is owned by us and not subject to the Penn Master Lease.
(4)Pursuant to a joint venture (“JV”) with International Speedway Corporation (“International Speedway”) and includes the Company’s 50% investment in Kansas Entertainment, LLC (“Kansas Entertainment”), which owns Hollywood Casino at Kansas Speedway.
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

	For the three months ended June 30,		For the six months ended June 30,
(in millions)	2020	2019	2020	2019
Food and beverage	$7.3	$64.1	$61.3	$128.6
Hotel	5.8	40.8	36.7	77.4
Other	0.3	4.5	3.5	8.8
Total complimentaries associated with gaming contracts	$13.4	$109.4	$101.5	$214.8
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
Our mychoice program allows members to utilize their reward membership cards to earn loyalty points that are redeemable for slot play and complimentaries, such as food and beverage at our restaurants, lodging at our hotels and products offered at our retail stores across the vast majority of our properties. In addition, members of the mychoice program earn credit toward tier status, which entitles them to receive certain other benefits, such as gifts. The obligation associated with our mychoice program, which is included in “Accrued expenses and other current liabilities” within our unaudited Condensed Consolidated Balance Sheets, was $40.5 million and $36.2 million as of June 30, 2020 and December 31, 2019, respectively, and consisted principally of the obligation associated with the loyalty points. Our loyalty point obligations are generally settled within six months of issuance; however, as a result of the COVID-19 pandemic and resulting temporary closures, loyalty point obligations may take longer to settle. Changes between the opening and closing balances primarily relate to the timing of our customers’ election to redeem loyalty points as well as the timing of when our customers receive their earned tier status benefits.
The Company’s advance payments on goods and services yet to be provided and for unpaid wagers primarily consist of the following: (i) deposits on rooms and convention space, (ii) money deposited on behalf of a customer in advance of their property visit (referred to as “safekeeping” or “front money”), (iii) outstanding tickets generated by slot machine play or pari-mutuel wagering, (iv) outstanding chip liabilities, (v) unclaimed jackpots, and (vi) gift cards redeemable at our properties. Unpaid wagers primarily relate to the Company’s obligation to settle outstanding slot tickets, pari-mutuel racing tickets and gaming chips with customers and generally represent obligations stemming from prior wagering events, of which revenue was previously recognized. The Company’s advance payments on goods and services yet to be provided and for unpaid wagers were $31.8 million and $42.2 million as of June 30, 2020 and December 31, 2019, respectively, of which $0.6 million were classified as long-term in both periods. The current portion and long-term portion of our advance payments on goods and services yet to be provided and for unpaid wagers are included in “Accrued expenses and other current liabilities” and “Other long-term liabilities” within our unaudited Condensed Consolidated Balance Sheets, respectively.
During the third quarter of 2019, Penn Interactive entered into multi-year agreements with sports betting operators for online sports betting and related iGaming market access across our portfolio of properties, of which we received cash and equity securities, including ordinary shares and warrants, specific to two operator agreements. Deferred revenue associated with third-party sports betting operators for online sports betting and related iGaming market access, which is included in “Other long-term liabilities” within our unaudited Condensed Consolidated Balance Sheets, was $46.3 million and $43.6 million as of June 30, 2020 and December 31, 2019, respectively.
Gaming and Racing Taxes: We are subject to gaming and pari-mutuel taxes based on gross gaming revenue and pari-mutuel revenue in the jurisdictions in which we operate. The Company primarily recognizes gaming and pari-mutuel tax expense based on the statutorily required percentage of revenue that is required to be paid to state and local jurisdictions in the states where or in which wagering occurs. For the three and six months ended June 30, 2020, these expenses, which were recorded primarily in gaming expense within the unaudited Condensed Consolidated Statements of Operations and

Comprehensive Income (Loss), were $97.6 million and $433.9 million, respectively, as compared to $399.8 million and $786.3 million, respectively, for the three and six months ended June 30, 2019.
Convertible Debt: Under Accounting Standards Codification (“ASC”) 470-20, “Debt with Conversion and Other Options” (“ASC 470-20”), an entity must separately account for the liability and equity components of convertible debt instruments that may be settled entirely or partially in cash upon conversion in a manner that reflects the issuer’s economic interest. The effect of ASC 470-20 on the accounting for our Convertible Notes is that the equity component is required to be included in “Additional paid-in capital” within our unaudited Condensed Consolidated Balance Sheets at the issuance date and the value of the equity component is treated as a debt discount. See Note 9, “Long-term Debt,” for more information.
Earnings Per Share: Basic earnings per share (“EPS”) is computed by dividing net income (loss) applicable to common stock by the weighted-average number of common shares outstanding during the period. Diluted EPS reflects the additional dilution, if any, for all potentially-dilutive securities such as stock options, unvested restricted stock awards (“RSAs”), and outstanding convertible preferred stock and convertible debt.
Holders of the Company’s Series D Preferred Stock (as defined in Note 11, “Investments in and Advances to Unconsolidated Affiliates”) are entitled to participate equally and ratably in all dividends and distributions paid to holders of Penn Common Stock irrespective of any vesting requirement. Accordingly, the Series D Preferred Stock shares are considered a participating security and the Company is required to apply the two-class method to consider the impact of the preferred shares on the calculation of basic and diluted EPS. Since the Company is currently in a net loss position and the holders of the Company’s Series D Preferred Stock are not obligated to absorb losses, the Company is not required to present the two-class method. However, in the event the Company is in a net income position, the two-class method must be applied by allocating all earnings during the period to common shares and preferred shares. See Note 15, “Earnings (Loss) per Share,” for more information.

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
In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting” (“ASU 2020-04”). ASU 2020-04 provides optional expedient and exceptions for applying generally accepted accounting principles to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. In response to the concerns about structural risks of interbank offered rates and, particularly, the risk of cessation of the London Interbank Offered Rate (referred to as “LIBOR”), regulators in several jurisdictions around the world have undertaken reference rate reform initiatives to identify alternative reference rates that are more observable or transaction-based and less susceptible to manipulation. ASU 2020-04 also provides companies with optional guidance to ease the potential accounting burden associated with transitioning away from reference rates that are expected to be discontinued. ASU 2020-04 can be adopted no later than December 1, 2022 with early adoption permitted. The interest rates associated with the Company’s borrowings under its Senior Secured Credit Facilities (as defined in Note 9, “Long-term Debt”) are tied to LIBOR. The Company is currently evaluating the impact of the adoption of ASU 2020-04 on its consolidated financial statements.
A variety of proposed or otherwise potential accounting standards are currently being studied by standard-setting organizations and certain regulatory agencies. Because of the tentative and preliminary nature of such proposed standards, we have not yet determined the effect, if any, that the implementation of such proposed standards would have on our consolidated financial statements.

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

	For the three months ended June 30, 2020
(in millions)	Northeast	South	West	Midwest	Other	Intersegment Eliminations (1)	Total
Revenues:
Gaming	$94.1	$103.7	$12.8	$33.5	$15.1	$—	$259.2
Food and beverage	2.2	7.6	2.2	1.0	0.1	—	13.1
Hotel	0.2	6.8	1.5	0.6	—	—	9.1
Other	6.2	3.4	1.2	0.9	12.4	—	24.1
Total revenues	$102.7	$121.5	$17.7	$36.0	$27.6	$—	$305.5

	For the three months ended June 30, 2019
(in millions)	Northeast	South	West	Midwest	Other	Intersegment Eliminations (1)	Total
Revenues:
Gaming	$528.9	$206.8	$96.5	$229.9	$—	$—	$1,062.1
Food and beverage	37.6	39.6	29.5	19.6	0.4	—	126.7
Hotel	10.5	26.5	31.6	11.6	—	—	80.2
Other	22.1	9.3	6.6	7.1	9.0	—	54.1
Total revenues	$599.1	$282.2	$164.2	$268.2	$9.4	$—	$1,323.1

	For the six months ended June 30, 2020
(in millions)	Northeast	South	West	Midwest	Other	Intersegment Eliminations (1)	Total
Revenues:
Gaming	$552.8	$272.3	$84.7	$229.7	$22.7	$(0.1)	$1,162.1
Food and beverage	36.1	37.3	25.7	18.8	0.3	—	118.2
Hotel	9.0	24.6	27.3	8.8	—	—	69.7
Other	25.5	10.6	6.6	6.8	24.9	(2.8)	71.6
Total revenues	$623.4	$344.8	$144.3	$264.1	$47.9	$(2.9)	$1,421.6

	For the six months ended June 30, 2019
(in millions)	Northeast	South	West	Midwest	Other	Intersegment Eliminations (1)	Total
Revenues:
Gaming	$1,016.7	$426.9	$189.3	$463.7	$0.1	$—	$2,096.7
Food and beverage	73.4	79.7	57.4	40.7	0.7	—	251.9
Hotel	17.6	49.5	63.3	21.2	—	—	151.6
Other	42.0	18.0	12.9	13.9	18.7	—	105.5
Total revenues	$1,149.7	$574.1	$322.9	$539.5	$19.5	$—	$2,605.7
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
(1)The goodwill has been assigned to our Northeast segment. The entire $67.4 million goodwill amount is deductible for tax purposes.
The Company used the income, market, or cost approach (or a combination thereof) for the valuation, as appropriate, and used valuation inputs in these models and analyses that were based on market participant assumptions. Market participants are considered to be buyers and sellers unrelated to the Company in the principal or most advantageous market for the asset or liability. Property and equipment acquired consists of non-REIT assets (e.g., equipment for use in gaming operations, furniture and other equipment). We determined that the land and buildings subject to the Greektown Lease, which was entered into at the time of the acquisition, represented operating lease right-of-use (“ROU”) assets with a corresponding operating lease liability calculated based on the present value of the future lease payments at the acquisition date in accordance with GAAP. Management determined the fair value of its office equipment, computer equipment and slot machine gaming devices based on the market approach and other personal property based on the cost approach, supported where available by observable market data, which includes consideration of obsolescence.
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

Margaritaville Resort Casino
On January 1, 2019, the Company acquired the operations of Margaritaville for a net purchase price of $122.9 million, after working capital and other adjustments (of which $3.0 million was paid during the first quarter of 2020), pursuant to (i) an agreement and plan of merger (the “Margaritaville Merger Agreement”) among the Company, VICI, Bossier Casino Venture (HoldCo), Inc. (“Holdco”), and Silver Slipper Gaming, LLC, and (ii) a membership interest purchase agreement (the “MIPA”) among VICI and the Company.
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

Hollywood Casino Perryville Purchase Option

The Term Sheet discussed in Note 1, “Organization and Basis of Presentation” provides that the Company and GLPI will enter into an option agreement whereby GLPI will grant the Company the exclusive right until December 31, 2020 to purchase the operations of Hollywood Casino Perryville for $31.1 million, with the closing of such purchase to occur on a date selected by the Company during 2021. If the option is exercised and the transaction is completed, we would lease the real estate assets associated with Hollywood Casino Perryville from GLPI with initial rent of $7.8 million per year subject to escalation. The option agreement is expected to be formalized in the third quarter of 2020.

Tropicana Las Vegas
On April 16, 2020, we closed on a purchase agreement with GLPI pursuant to which GLPI acquired the real estate assets associated with our Tropicana property in exchange for rent credits of $307.5 million that we began utilizing to pay rent under our existing Master Leases and the Meadows Lease in May 2020. Contemporaneous with the sale, the Company entered into the Tropicana Lease (as defined and discussed in Note 10, “Leases”). Pursuant to the purchase agreement, GLPI will conduct a sale process with respect to both the real estate assets and the operations of Tropicana for up to 24 months (the “Sale Period”), with the Company receiving (i) 75% of the proceeds above $307.5 million plus certain taxes, expenses and costs if an agreement for such sale is signed in the first 12 months of the Sale Period or (ii) 50% of the proceeds above $307.5 million plus certain taxes, expenses and costs if an agreement for such sale is signed in the remainder of the Sale Period. As noted above, Tropicana is scheduled to reopen on September 1, 2020.
As of June 30, 2020, we had $176.7 million of rent credits that will be utilized in future periods. The rent credits are included in “Other current assets” within our unaudited Condensed Consolidated Balance Sheets. We recognized a gain on this transaction of $28.5 million during the three and six months ended June 30, 2020, which is included in “General and administrative” within our unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

Note 6—Property and Equipment
Property and equipment, net, consisted of the following:

(in millions)	June 30, 2020	December 31, 2019
Property and equipment - Not Subject to Master Leases
Land and improvements	$113.0	$353.2
Buildings, vessels and improvements	220.7	420.4
Furniture, fixtures and equipment	1,681.3	1,598.3
Leasehold improvements	188.0	183.6
Construction in progress	96.8	59.3
	2,299.8	2,614.8
Less: Accumulated depreciation	(1,585.2)	(1,548.3)
	714.6	1,066.5
Property and equipment - Subject to Master Leases
Land and improvements	1,525.9	1,525.9
Buildings, vessels and improvements	3,664.6	3,664.6
	5,190.5	5,190.5
Less: Accumulated depreciation	(1,228.1)	(1,136.8)
	3,962.4	4,053.7
Property and equipment, net	$4,677.0	$5,120.2
Depreciation expense was as follows:

	For the three months ended June 30,		For the six months ended June 30,
(in millions)	2020	2019	2020	2019
Depreciation expense (1)	$83.8	$97.7	$171.3	$193.9
(1)Of such amounts, $45.8 million, $46.1 million, $91.8 million and $92.9 million, respectively, pertained to real estate assets subject to either of our Master Leases.

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
Balance as of June 30, 2020
Goodwill, gross	914.3	236.6	216.8	1,116.7	156.1	2,640.5
Accumulated goodwill impairment losses	(761.4)	(61.0)	(16.6)	(556.1)	(87.7)	(1,482.8)
Goodwill, net	$152.9	$175.6	$200.2	$560.6	$68.4	$1,157.7
2020 Interim Assessment for Impairment
During the first quarter of 2020, we identified an indicator of impairment on our goodwill and other intangible assets due to the COVID-19 pandemic. As a result of the COVID-19 pandemic, we revised our cash flow projections to reflect the current economic environment, including the uncertainty surrounding the nature, timing and extent of reopening our gaming properties. As a result of the interim assessment for impairment, during the first quarter of 2020, we recognized impairments on our goodwill, gaming licenses and trademarks of $113.0 million, $437.0 million and $61.5 million, respectively. The estimated fair values of the reporting units were determined through a combination of a discounted cash flow model and a market-based approach, which utilized Level 3 inputs. The estimated fair values of the gaming licenses and trademarks were determined by using discounted cash flow models, which utilized Level 3 inputs.
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
There were no impairment charges recorded on goodwill and other intangible assets during the three months ended June 30, 2020 or the three and six months ended June 30, 2019.
The aforementioned impairments are included in “Impairment losses” within our unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). See Note 16, “Fair Value Measurements,” for quantitative information about the significant unobservable inputs used in the fair value measurements of other intangible assets.
As of March 31, 2020, the date of the most recent interim impairment test, five reporting units had negative carrying amounts. The amount of goodwill at these reporting units was as follows (in millions):

Northeast segment
Hollywood Casino at Charles Town Races	$8.7
Hollywood Casino Toledo	$5.8
Plainridge Park Casino	$6.3
South segment
Boomtown New Orleans	$5.2
Midwest segment
Ameristar Council Bluffs	$36.2
The table below presents the gross carrying amount, accumulated amortization and net carrying amount of each major class of other intangible assets:

	June 30, 2020			December 31, 2019
(in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Indefinite-lived intangible assets
Gaming licenses	$1,246.0	$—	$1,246.0	$1,681.9	$—	$1,681.9
Trademarks	240.9	—	240.9	302.4	—	302.4
Other	0.7	—	0.7	0.7	—	0.7
Amortizing intangible assets
Customer relationships	106.8	(78.3)	28.5	104.4	(69.0)	35.4
Other	36.6	(33.0)	3.6	36.1	(30.0)	6.1
Total other intangible assets	$1,631.0	$(111.3)	$1,519.7	$2,125.5	$(99.0)	$2,026.5

Amortization expense related to our amortizing intangible assets was $6.2 million and $12.3 million for the three and six months ended June 30, 2020, respectively, as compared to $6.4 million and $12.3 million for the three and six months ended June 30, 2019, respectively. The following table presents the estimated amortization expense based on our amortizing intangible assets as of June 30, 2020 (in millions):

Years ending December 31,
2020 (excluding the six months ended June 30, 2020)	$8.4
2021	6.7
2022	4.8
2023	3.7
2024	3.6
Thereafter	4.9
Total	$32.1

Note 8—Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following:

(in millions)	June 30, 2020	December 31, 2019
Accrued salaries and wages	$113.1	$142.1
Accrued gaming, pari-mutuel, property, and other taxes	86.1	103.3
Accrued interest	14.1	13.0
Other accrued expenses (1)	225.8	225.8
Other current liabilities (2)	121.3	147.1
Accrued expenses and other current liabilities	$560.4	$631.3
(1)Amounts as of June 30, 2020 and December 31, 2019 included $40.4 million and $38.3 million, respectively, pertaining to the Company’s accrued progressive jackpot liability. Additionally, amounts include the obligation associated with its mychoice program and the current portion of advance payments on goods and services yet to be provided and for unpaid wagers, which are discussed in Note 2, “Significant Accounting Policies.”
(2)Amounts as of June 30, 2020 and December 31, 2019 included $71.7 million and $80.1 million, respectively, pertaining to the Company’s non-qualified deferred compensation plan that covers management and other highly-compensated employees.

Note 9—Long-term Debt
Long-term debt, net of current maturities, was as follows:

(in millions)	June 30, 2020	December 31, 2019
Senior Secured Credit Facilities:
Revolving Credit Facility due 2023	$670.0	$140.0
Term Loan A Facility due 2023	654.6	672.3
Term Loan B-1 Facility due 2025	1,111.8	1,117.5
5.625% Notes due 2027	400.0	400.0
2.75% Convertible Notes due 2026	330.5	—
Other long-term obligations	80.8	89.2
	3,247.7	2,419.0
Less: Current maturities of long-term debt	(72.1)	(62.9)
Less: Debt discount	(92.6)	(2.4)
Less: Debt issuance costs	(38.2)	(31.5)
	$3,044.8	$2,322.2

Senior Secured Credit Facilities
In January 2017, the Company entered into an agreement to amend and restate its previous credit agreement, dated October 30, 2013, as amended (the “Credit Agreement”), which provided for: (i) a five-year $700.0 million revolving credit facility (the “Revolving Credit Facility”), (ii) a five-year $300.0 million term loan A facility (the “Term Loan A Facility”), and (iii) a seven-year $500.0 million Term Loan B facility (the “Term Loan B Facility” and collectively with the Revolving Credit Facility and the Term Loan A Facility, the “Senior Secured Credit Facilities”). The Term Loan B Facility was fully repaid and terminated prior to 2019. As of June 30, 2020, the Company had conditional obligations under letters of credit issued pursuant to the Senior Secured Credit Facilities with face amounts aggregating $29.4 million.
In October 2018, in connection with the acquisition of Pinnacle Entertainment, Inc. (the “Pinnacle Acquisition”), we entered into an incremental joinder agreement (the “Incremental Joinder”), which amended the Credit Agreement. The Incremental Joinder provided for an additional $430.2 million of incremental loans having the same terms as the existing Term Loan A Facility, with the exception of extending the maturity date, and an additional $1,128.8 million of loans as a new tranche having new terms (the “Term Loan B-1 Facility”). With the exception of extending the maturity date, the Incremental Joinder did not impact the Revolving Credit Facility.
On April 14, 2020, the Company entered into a second amendment to its Credit Agreement with its various lenders (the “Amendment Agreement”) to provide for certain modifications. During the period beginning on April 14, 2020 and ending on the earlier of (x) the date that is two business days after the date on which the Company delivers a covenant relief period termination notice to the administrative agent and (y) the date on which the administrative agent receives a compliance certificate for the quarter ending March 31, 2021 (the “Covenant Relief Period”), the Company will not have to comply with any Maximum Leverage Ratio or Minimum Interest Coverage Ratio (as such terms are defined in the Credit Agreement). During the Covenant Relief Period, the Company will be subject to a minimum liquidity covenant that requires cash and cash equivalents and availability under its Revolving Credit Facility to be (i) at least $400.0 million through April 30, 2020; (ii) $350.0 million during the period from May 1, 2020 through May 31, 2020; (iii) $300.0 million during the period from June 1, 2020 through June 30, 2020; and (iv) $225.0 million during the period from July 1, 2020 through March 31, 2021.
The Amendment Agreement also amended the financial covenants that are applicable after the Covenant Relief Period to permit the Company to (i) maintain a maximum consolidated total net leverage ratio of up to a ratio that varies by quarter, ranging between 5.50:1.00 and 4.50:1.00 in 2021 and 4.25:1.00 thereafter, tested quarterly on a pro forma trailing twelve month (“PF TTM”) basis; (ii) maintain a maximum senior secured net leverage ratio of up to a ratio that varies by quarter, ranging between 4.50:1.00 and 3.50:1.00 in 2021 and 3.00:1.00 thereafter, tested quarterly on a PF TTM basis; and (iii) maintain an interest coverage ratio of 2.50:1.00, tested quarterly on a PF TTM basis.
In addition, the Amendment Agreement (i) provides that, during the Covenant Relief Period, loans under the Revolving Credit Facility and the Term Loan A Facility shall bear interest at either a base rate or an adjusted LIBOR rate, in each case, plus an applicable margin, in the case of base rate loans, of 2.00%, and in the case of adjusted LIBOR rate loans, of 3.00%; (ii) provides that, during the Covenant Relief Period, the Company shall pay a commitment fee on the unused portion of the commitments under the Revolving Credit Facility at a rate of 0.50% per annum; (iii) provides for a 0.75% LIBOR floor applicable to all LIBOR loans under the Senior Secured Credit Facilities; (iv) carves out COVID-19 related effects from certain terms of the Senior Secured Credit Facilities during the Covenant Relief Period; and (v) makes certain other changes to the covenants and other provisions of the Credit Agreement.
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
2.75% Unsecured Convertible Notes
In May 2020, the Company completed an offering of $330.5 million aggregate principal amount of 2.75% unsecured convertible notes that mature, unless earlier converted, redeemed or repurchased, on May 15, 2026 (the “Convertible Notes”) at a price of par. After lender fees and discounts, net proceeds received by the Company were $322.2 million. Interest on the Convertible Notes is payable on May 15th and November 15th of each year, beginning on November 15, 2020.

The Convertible Notes are convertible into shares of the Company’s common stock at an initial conversion price of $23.40 per share, or 42.7350 shares, per $1,000 principal amount of notes, subject to adjustment if certain corporate events occur. However, in no event will the conversion exceed 55.5555 shares of common stock per $1,000 principal amount of notes. As of June 30, 2020, based on the initial conversion price, the maximum number of shares that could be issued to satisfy the conversion feature of the Convertible Notes is 18,360,815 and the amount by which the Convertible Notes if-converted value exceeded its principal amount was $230.2 million.
Prior to February 15, 2026, at their election, holders of the Convertible Notes may convert outstanding notes starting in the fourth quarter of 2020 if the trading price of the Company’s common stock exceeds 130% of the initial conversion price or, starting shortly after the issuance of the Convertible Notes, if the trading price per $1,000 principal amount of notes is less than 98% of the product of the trading price of the Company’s common stock and the conversion rate then in effect. The Convertible Notes may, at the Company’s election, be settled in cash, shares of common stock of the Company, or a combination thereof. The Company has the option to redeem the Convertible Notes, in whole or in part, beginning November 20, 2023.
In addition, the Convertible Notes convert into shares of the Company’s common stock upon the occurrence of certain corporate events that constitute a fundamental change under the indenture governing the Convertible Notes at a purchase price equal to 100% of the principal amount thereof, plus accrued and unpaid interest to, but excluding, the date of repurchase. In connection with certain corporate events or if the Company issues a notice of redemption, it will, under certain circumstances, increase the conversion rate for holders who elect to convert their Convertible Notes in connection with such corporate events or during the relevant redemption period for such Convertible Notes.
The Convertible Notes contain a cash conversion feature, and as a result, the Company has separated it into liability and equity components. The Company valued the liability component based on its borrowing rate for a similar debt instrument that does not contain a conversion feature. The equity component, which is recognized as debt discount, was valued as the difference between the face value of the Convertible Notes and the fair value of the liability component. The equity component was valued at $91.8 million upon issuance of the Convertible Notes.

In connection with the Convertible Notes issuance, the Company incurred debt issuance costs of $10.2 million, which were allocated on a pro rata basis to the liability component and the equity component in the amounts of $6.6 million and $3.6 million, respectively.

The Convertible Notes consisted of the following components:

(in millions)	June 30, 2020
Liability component:
Principal	$330.5
Unamortized debt discount	(90.4)
Unamortized debt issuance costs	(6.5)
Net carrying amount	$233.6

Carrying amount of equity component	$88.2
Interest expense, net
Interest expense, net, was as follows:

	For the three months ended June 30,		For the six months ended June 30,
(in millions)	2020	2019	2020	2019
Interest expense	$(135.7)	$(135.0)	$(266.1)	$(267.6)
Interest income	0.2	0.3	0.4	0.6
Capitalized interest	0.5	—	0.9	—
Interest expense, net	$(135.0)	$(134.7)	$(264.8)	$(267.0)

Interest expense related to the Convertible Notes was as follows:

For the three and six months ended June 30, 2020
(in millions)
Coupon interest	$1.2
Amortization of debt discount	1.4
Amortization of debt issuance costs	0.1
Convertible Notes interest expense	$2.7
The debt discount and the debt issuance costs attributable to the liability component are being amortized to interest expense over the term of the Convertible Notes at an effective interest rate of 9.23%. The remaining term of the Convertible Notes was 5.9 years as of June 30, 2020.
Covenants
Our Credit Agreement and the indenture governing our 5.625% Notes require us, among other obligations, to maintain specified financial ratios and to satisfy certain financial tests. In addition, our Credit Agreement and the indenture governing our 5.625% Notes restrict, among other things, our ability to incur additional indebtedness, incur guarantee obligations, amend debt instruments, pay dividends, create liens on assets, make investments, engage in mergers or consolidations, and otherwise restrict corporate activities. Our debt agreements also contain customary events of default, including cross-default provisions that require us to meet certain requirements under the Penn Master Lease and the Pinnacle Master Lease, each with GLPI. If we are unable to meet our financial covenants or in the event of a cross-default, it could trigger an acceleration of payment terms.
As of June 30, 2020, the Company was in compliance with all required financial covenants. The Company believes that it will remain in compliance with all of its required financial covenants for at least the next twelve months following the date of filing this Quarterly Report on Form 10-Q with the SEC.
Other Long-Term Obligations
Ohio Relocation Fees
As of June 30, 2020 and December 31, 2019, other long-term obligations included $68.8 million and $76.4 million, respectively, related to the relocation fees for Hollywood Gaming at Dayton Raceway (“Dayton”) and Hollywood Gaming at Mahoning Valley Race Course (“Mahoning Valley”), which opened in August 2014 and September 2014, respectively. The relocation fee for each property is payable as follows: $7.5 million upon the opening of the property and eighteen semi-annual payments of $4.8 million beginning one year after the commencement of operations. This obligation is accreted to interest expense at an effective yield of 5.0%. The amount included in interest expense related to this obligation was $0.9 million and $1.8 million for the three and six months ended June 30, 2020, respectively, as compared to $1.1 million and $2.2 million for the three and six months ended June 30, 2019, respectively.

Note 10—Leases
Master Leases
The components contained within the Master Leases are accounted for as either (i) operating leases, (ii) finance leases, or (iii) financing obligations. Changes to future lease payments under the Master Leases (i.e., when future escalators become known or future variable rent resets occur), which are discussed below, require the Company to either (i) increase both the ROU assets and corresponding lease liabilities with respect to operating and finance leases or (ii) record the incremental variable payment associated with the financing obligation to interest expense. In addition, monthly rent associated with Hollywood Casino Columbus (“Columbus”) and monthly rent in excess of the Hollywood Casino Toledo (“Toledo”) rent floor, which are discussed below, are considered contingent rent.

Pursuant to the Term Sheet, we agreed that, in the future, we would exercise the next scheduled five-year renewal under the Penn Master Lease as well as the Pinnacle Master Lease, and GLPI agreed they would grant us the option to exercise an additional five-year renewal term at the end of the lease term on the Penn Master Lease and the Pinnacle Master Lease, subject to certain conditions. In the future, upon exercising each of these renewal options, the term of the Penn Master Lease would extend to November 30, 2033 and the term of the Pinnacle Master Lease would extend to April 30, 2031; and if all renewal options contained within the Penn Master Lease and the Pinnacle Master Lease were exercised, inclusive of the these renewal options, the term of the Penn Master Lease would extend to November 30, 2053 and the term of the Pinnacle Master Lease would extend to April 30, 2056.
Penn Master Lease
Pursuant to the triple net master lease with GLPI (the “Penn Master Lease”), which became effective November 1, 2013, the Company leases real estate assets associated with 19 of the gaming facilities used in its operations. The Penn Master Lease has an initial term of 15 years with four subsequent, five-year renewal periods on the same terms and conditions, exercisable at the Company’s option. The Company has determined that the lease term is 35 years.
The payment structure under the Penn Master Lease includes a fixed component, a portion of which is subject to an annual escalator of up to 2%, depending on the Adjusted Revenue to Rent Ratio (as defined in the Penn Master Lease) of 1.8:1, and a component that is based on performance, which is prospectively adjusted (i) every five years by an amount equal to 4% of the average change in net revenues of all properties under the Penn Master Lease (other than Columbus and Toledo) compared to a contractual baseline during the preceding five years (“Penn Percentage Rent”) and (ii) monthly by an amount equal to 20% of the net revenues of Columbus and Toledo in excess of a contractual baseline and subject to a rent floor specific to Toledo. The next annual escalator test date is scheduled to occur effective November 1, 2020 and the next Penn Percentage Rent reset is scheduled to occur on November 1, 2023.
Pinnacle Master Lease
In connection with the acquisition of Pinnacle Entertainment, Inc., on October 15, 2018, the Company assumed a triple net master lease with GLPI (the “Pinnacle Master Lease”), originally effective April 28, 2016, pursuant to which the Company leases real estate assets associated with 12 of the gaming facilities used in its operations. Upon assumption of the Pinnacle Master Lease, as amended, there were 7.5 years remaining of the initial ten-year term, with five subsequent, five-year renewal periods, on the same terms and conditions, exercisable at the Company’s option. The Company has determined that the lease term is 32.5 years.
The payment structure under the Pinnacle Master Lease includes a fixed component, a portion of which is subject to an annual escalator of up to 2%, depending on the Adjusted Revenue to Rent Ratio (as defined in the Pinnacle Master Lease) of 1.8:1, and a component that is based on the performance, which is prospectively adjusted every two years by an amount equal to 4% of the average change in net revenues compared to a contractual baseline during the preceding two years (“Pinnacle Percentage Rent”). Effective May 1, 2020, the Pinnacle Percentage Rent resulted in an annual rent reduction of $5.0 million, which will be in effect until the next Pinnacle Percentage Rent reset, scheduled to occur on May 1, 2022. Upon reset of the Pinnacle Percentage Rent, effective May 1, 2020, we recognized an additional operating lease ROU asset and corresponding lease liability of $14.9 million. We did not incur an annual escalator for the lease year ended April 30, 2020. The next annual escalator test date is scheduled to occur on May 1, 2021.
Operating Leases
In addition to the operating lease components contained within the Master Leases (primarily land), the Company’s operating leases consist mainly of (i) individual triple net leases with GLPI for the real estate assets used in the operations of Tropicana Las Vegas (the “Tropicana Lease”) and Meadows Racetrack and Casino (the “Meadows Lease”), (ii) individual triple net leases with VICI Properties Inc. (NYSE: VICI) (“VICI”) for the real estate assets used in the operations of Margaritaville (the “Margaritaville Lease”) and Greektown (the “Greektown Lease” and collectively with the Master Leases, the Meadows Lease, the Margaritaville Lease, and the Tropicana Lease, the “Triple Net Leases”), (iii) ground and levee leases to landlords which were not assumed by our REIT Landlords and remain an obligation of the Company, and (iv) building and equipment not subject to the Master Leases. Certain of our lease agreements include rental payments based on a percentage of sales over specified contractual amounts, rental payments adjusted periodically for inflation, and rental payments based on usage. The Company’s leases include options to extend the lease terms. The Company’s operating lease agreements do not contain any material residual value guarantees or material restrictive covenants.
On April 16, 2020, we entered into the Tropicana Lease with a subsidiary of GLPI for the real estate assets used in the operations of Tropicana for nominal rent and will continue to operate the Tropicana for two years (subject to three one-year extensions at GLPI’s option) or until the real estate assets and the operations of the Tropicana are earlier sold, as discussed in Note 5, “Acquisitions and Dispositions.” In the event that GLPI sells the real estate assets used in the operations of Tropicana, the Tropicana Lease will automatically terminate. Upon execution of the Tropicana Lease, we recorded an operating lease ROU asset of $61.6 million, which is included in “Lease right-of-use assets” within the unaudited Condensed Consolidated Balance Sheets.
On February 1, 2020, the Margaritaville Lease was amended to provide for a change in the measurement of the annual escalator from an Adjusted Revenue to Rent Ratio (as defined in the Margaritaville Lease) of 1.9:1 to a minimum ratio of net revenue to rent of 6.1:1. As a result of the annual escalator, which was determined to be $0.3 million, effective February 1, 2020, an additional operating lease ROU asset and corresponding operating lease liability of $3.1 million were recognized.
The following is a maturity analysis of our operating leases, finance leases and financing obligations as of June 30, 2020:

(in millions)	Operating Leases	Finance Leases	Financing Obligations
Years ending December 31,
2020 (excluding the six months ended June 30, 2020)	$214.4	$10.8	$183.6
2021	412.4	21.7	367.3
2022	403.7	21.6	367.3
2023	398.0	20.8	367.3
2024	381.7	16.7	367.3
Thereafter	8,156.4	393.5	9,270.6
Total lease payments	9,966.6	485.1	10,923.4
Less: Imputed interest	(5,435.4)	(262.4)	(6,804.2)
Present value of future lease payments	4,531.2	222.7	4,119.2
Less: Current portion of lease obligations	(123.4)	(6.7)	(34.6)
Long-term portion of lease obligations	$4,407.8	$216.0	$4,084.6
Total payments made under the Triple Net Leases, inclusive of rent credits utilized, were as follows:

	For the three months ended June 30,		For the six months ended June 30,
(in millions)	2020	2019	2020	2019
Penn Master Lease (1)	$108.3	$114.5	$223.1	$228.9
Pinnacle Master Lease (1)	81.8	82.0	164.3	163.3
Meadows Lease (1)	6.7	6.6	13.5	13.1
Margaritaville Lease	5.9	5.8	11.7	11.5
Greektown Lease	13.9	6.0	27.8	6.0
Total (2)	$216.6	$214.9	$440.4	$422.8
(1)During the three months ended June 30, 2020, we utilized rent credits to pay $72.1 million, $54.2 million and $4.5 million of rent under the Penn Master Lease, Pinnacle Master Lease and Meadows Lease, respectively.
(2)Rent payable under the Tropicana Lease is nominal. Therefore, it has been excluded from the table above.

The components of lease expense were as follows:

	Location on unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)	For the three months ended June 30,		For the six months ended June 30,
(in millions)		2020	2019	2020	2019
Operating Lease Costs
Rent expense associated with triple net operating leases (1)	General and administrative	$103.8	$90.0	$201.3	$174.7
Operating lease cost (2)	Primarily General and administrative	3.7	4.6	8.0	9.0
Short-term lease cost	Primarily Gaming expense	4.1	14.8	16.2	28.5
Variable lease cost (2)	Primarily Gaming expense	0.2	0.3	1.0	1.8
Total		$111.8	$109.7	$226.5	$214.0

Finance Lease Costs
Interest on lease liabilities (3)	Interest expense, net	$3.8	$3.9	$7.7	$7.7
Amortization of ROU assets (3)	Depreciation and amortization	2.0	1.9	4.0	3.9
Total		$5.8	$5.8	$11.7	$11.6

Financing Obligation Costs
Interest on financing obligations (4)	Interest expense, net	$99.1	$98.4	$196.5	$196.0

(1)Pertains to the operating lease components contained within the Master Leases (primarily land), the Meadows Lease, the Margaritaville Lease, the Greektown Lease, and the Tropicana Lease, inclusive of the variable expense associated with Columbus and Toledo for the operating lease components (the land), which was $1.6 million and $4.7 million for the three and six months ended June 30, 2020, respectively, pertaining to Columbus, and $6.2 million and $13.0 million for the three and six months ended June 30, 2019, respectively, pertaining to Columbus and Toledo.
(2)Excludes the operating lease costs and variable lease costs pertaining to our triple net leases with our REIT landlords classified as operating leases, discussed in footnote (1) above.
(3)Primarily pertains to the Dayton and Mahoning Valley finance leases.
(4)Pertains to the components contained within the Master Leases (primarily buildings) determined to be financing obligations, inclusive of the variable expense associated with Columbus and Toledo for the finance lease components (the buildings), which was $2.2 million and $5.6 million for the three and six months ended June 30, 2020, respectively, pertaining to Columbus, and $5.7 million and $12.0 million for the three and six months ended June 30, 2019, respectively, pertaining to Columbus and Toledo.

Note 11—Investments in and Advances to Unconsolidated Affiliates
As of June 30, 2020, investments in and advances to unconsolidated affiliates primarily consisted of the Company’s 36% interest in Barstool Sports, its 50% investment in Kansas Entertainment, the JV with International Speedway that owns Hollywood Casino at Kansas Speedway, its 50% interest in Freehold Raceway, and its 50% JV with MAXXAM, Inc. (“MAXXAM”) that owns and operates racetracks in Texas.

Investment in Barstool Sports
In February 2020, we closed on our investment in Barstool Sports pursuant to a stock purchase agreement with Barstool Sports and certain stockholders of Barstool Sports, in which we purchased 36% (inclusive of 1% on a delayed basis) of the common stock, par value $0.0001 per share, of Barstool Sports for a purchase price of $161.2 million. The purchase price consisted of $135.0 million in cash and $23.1 million in shares of a new class of non-voting convertible preferred stock of the Company (as discussed below). Furthermore, three years after the closing of the transaction (or earlier at our election), we will increase our ownership in Barstool Sports to approximately 50% by purchasing approximately $62 million worth of additional shares of Barstool Sports common stock, consistent with the implied valuation at the time of the initial investment, which was $450.0 million. With respect to the remaining Barstool Sports shares, we have immediately exercisable call rights, and the existing Barstool Sports stockholders have put rights exercisable beginning three years after closing, all based on a fair market value calculation at the time of exercise (subject to a cap of $650.0 million and a floor of 2.25 times the annualized revenue of Barstool Sports, all subject to various adjustments). As part of our investment, we recorded various forward arrangements with a fair value of $3.1 million.
On February 20, 2020, the Company issued 883 shares of Series D Preferred Stock, par value $0.01 per share (the “Series D Preferred Stock”), to certain individual stockholders affiliated with Barstool Sports. 1/1,000th of a share of Series D Preferred Stock is convertible into one share of Penn Common Stock. The Series D Preferred Stock will be entitled to participate equally and ratably in all dividends and distributions paid to holders of Penn Common Stock based on the number of shares of Penn

Common Stock into which such Series D Preferred Stock could convert. Series D Preferred Stock is nonvoting stock. The Series D Preferred Stock issued to certain individual stockholders affiliated with Barstool Sports will be available for conversion into Penn Common Stock in tranches over the next four years as stipulated in the stock purchase agreement, with the first 20% tranche available for conversion into Penn Common Stock in the first quarter of 2021. As of June 30, 2020, none of the Series D Preferred Stock can be converted into Penn Common Stock.
As a part of the stock purchase agreement, we entered into a commercial agreement that provides us with access to Barstool Sports’ customer list and exclusive advertising on the Barstool Sports platform over the term of the agreement. The initial term of the commercial agreement is ten years and, unless earlier terminated and subject to certain exceptions, will automatically renew for three additional ten-year terms (a total of 40 years assuming all renewals are exercised). Upon consummation of the transaction, we recorded an amortizing intangible asset pertaining to the customer list of $2.4 million and a prepaid expense pertaining to the advertising in the amount of $17.5 million, of which $16.3 million was classified as long-term. The long-term portion of the prepaid advertising expense is included in “Other assets” within our unaudited Condensed Consolidated Balance Sheets.
As of June 30, 2020, our investment in Barstool Sports was $144.0 million, which is inclusive of $3.4 million of costs we incurred to close the transaction. We record our proportionate share of Barstool Sports’ net income (loss) one quarter in arrears.
The Company determined that Barstool Sports qualified as a VIE as of June 30, 2020. The Company did not consolidate its investment in Barstool Sports as of and for the three and six months ended June 30, 2020 as the Company determined that it did not qualify as the primary beneficiary of Barstool Sports either at the commencement date of its investment or for the subsequent period ended June 30, 2020, primarily as a result of the Company not having the power to direct the activities of the VIE that most significantly affect Barstool Sports’ economic performance.
Kansas Joint Venture
As of June 30, 2020 and December 31, 2019, our investment in Kansas Entertainment was $87.3 million and $90.8 million, respectively. The Company has determined that Kansas Entertainment does not qualify as a VIE. Using the guidance for entities that are not VIEs, the Company determined that it did not have a controlling financial interest in the JV, primarily as it did not have the ability to direct the activities of the JV that most significantly impacted the JV’s economic performance without the input of International Speedway. Therefore, the Company did not consolidate its investment in Kansas Entertainment as of June 30, 2020 and December 31, 2019 and for the three and six months ended June 30, 2020 and 2019.
The following table provides summary income statement information of Kansas Entertainment for the comparative periods that are included within the Company’s unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss):

	For the three months ended June 30,		For the six months ended June 30,
(in millions)	2020	2019	2020	2019
Revenues	$13.2	$40.2	$47.4	$79.6
Operating expenses	12.6	26.8	37.0	54.2
Operating income	0.6	13.4	10.4	25.4
Net income	$0.6	$13.4	$10.4	$25.4

Net income attributable to Penn National	$0.3	$6.7	$5.2	$12.7
Texas Joint Venture
MAXXAM owns and operates the Sam Houston Race Park in Houston, Texas and the Valley Race Park in Harlingen, Texas, and holds a license for a racetrack in Austin, Texas. During the first quarter of 2020, principally due to on-going negative operating results of these racetracks, we recorded an other-than-temporary impairment on our investment in the JV of $4.6 million, which is included in “Impairment losses” within our unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

Note 12—Income Taxes
On March 27, 2020, the President of the United States signed into law the CARES Act, which focused on providing relief in response to the adverse economic impact of the COVID-19 pandemic. Among other provisions, the CARES Act provides various forms of income tax relief to U.S. taxpayers through temporary amendments to net operating loss (“NOLs”) rules, temporarily increases the limitation on interest expense deductibility and immediate expensing for eligible qualified improvement property. We are currently evaluating the provisions of the CARES Act. As of June 30, 2020, although we do not expect these provisions to have a significant impact on our effective tax rate, we are estimating an income tax refund between approximately $40 million and $50 million primarily attributable to the carryback of NOLs.
The Company calculates the provision for income taxes during interim reporting periods by applying an estimate of the annual effective tax rate to its year-to-date pretax book income or loss. The tax effects of discrete items, including but not limited to, excess tax benefits associated with stock-based compensation, valuation allowance adjustments based on new evidence and enactment of tax laws, are reported in the interim period in which they occur. The effective tax rate (income taxes as a percentage of income or loss before income taxes) including discrete items was 21.4% and 16.1% for the three and six months ended June 30, 2020, as compared to 26.5% for both the three and six months ended June 30, 2019. Our effective income tax rate can vary from period to period depending on, among other factors, the geographic and business mix of our earnings, changes to our valuation allowance and the level of our tax credits. Certain of these and other factors, including our history and projections of pretax earnings, are considered in assessing our ability to realize our net deferred tax assets.
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
During the three months ended June 30, 2020, the Company determined that a valuation allowance was still necessary due to the significant impairment charge previously recorded during the first quarter of 2020, related to the COVID-19 pandemic. Such objective evidence of being in a three-year cumulative pretax loss limits our ability to consider other subjective evidence such as our forecast of pretax earnings. As a result of this objective negative evidence, during the three months ended June 30, 2020, the Company increased the valuation allowance in the amount of $9.4 million on certain federal and state deferred tax assets that are more likely than not to be realized. The Company also recorded a $22.5 million release in the valuation allowance recognized as part of “Additional paid-in-capital” related to the offering of the Convertible Notes (see Note 9, “Long-term Debt”).

On March 27, 2020, we entered into the Term Sheet with GLPI whereby GLPI agreed to (i) purchase the real estate assets associated with our Tropicana property, which closed on April 16, 2020, and (ii) purchase the land underlying our Morgantown development project subject to regulatory approval, which we expect to close in the fourth quarter of 2020. These transactions are treated as a sale of business assets for income tax purposes. The Morgantown land sale will be included in the interim period when the transaction closes, which may impact our estimated 2020 net operating loss.

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

Note 14—Stockholders’ Equity and Stock-Based Compensation
Common Stock Offering
On May 14, 2020, the Company completed a public offering of 16,666,667 shares of Penn Common Stock and on May 19, 2020, the underwriters exercised their right to purchase an additional 2,500,000 shares of Penn Common Stock, resulting in an aggregate public offering of 19,166,667 shares of Penn Common Stock. All of the shares were issued at a public offering price of $18.00 per share, resulting in gross proceeds of $345.0 million, and net proceeds of $331.2 million after underwriter fees and discounts of $13.8 million.
2018 Long Term Incentive Compensation Plan
The Company’s 2018 Long Term Incentive Compensation Plan (the “2018 Plan”) permits it to issue stock options (incentive and/or non-qualified), stock appreciation rights (“SARs”), RSAs, phantom stock units (“PSUs”) and other equity and cash awards to employees. Non-employee directors are eligible to receive all such awards, other than incentive stock options. Pursuant to the 2018 Plan, 12,700,000 shares of the Company’s common stock are reserved for issuance. For purposes of determining the number of shares available for issuance under the 2018 Plan, stock options and SARs (except cash-settled SARs) count against the 12,700,000 limit as one share of common stock for each share granted and restricted stock or any other full value stock award count as issuing 2.30 shares of common stock for each share granted. Any awards that are not settled in shares of common stock are not counted against the limit. As of June 30, 2020, there were 7,532,384 shares available for future grants under the 2018 Plan.
Performance Share Program
In February 2019, the Company’s Compensation Committee of the Board of Directors adopted a performance share program (the “Performance Share Program II”) pursuant to the 2018 Plan. An aggregate of 107,297 RSAs with performance-based vesting conditions, at target, was granted in February 2020 under the Performance Share Program II, with the grant having a three-year award period consisting of three one-year performance periods and a three-year service period. The performance threshold for vesting of these awards is 50% of target and, based on the level of achievement, up to 150% of target.
Stock Options
The Company granted 0.6 million and 1.3 million stock options during the six months ended June 30, 2020 and 2019, respectively.
Stock-based Compensation Expense
Stock-based compensation expense, which pertains principally to our stock options and RSAs, for the three and six months ended June 30, 2020 was $2.9 million and $8.9 million, respectively, as compared to $3.3 million and $6.7 million for the three and six months ended June 30, 2019, respectively, and is included within the unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) under “General and administrative.”
Stock Appreciation Rights
Our SARs are accounted for as liability awards since they will be settled in cash and vest over a period of four years. The fair value of cash-settled SARs is calculated each reporting period and estimated using the Black-Scholes option pricing model. The Company has a liability, which is included in “Accrued expenses and other current liabilities” within the unaudited Condensed Consolidated Balance Sheets, associated with its cash-settled SARs of $17.0 million and $14.4 million as of June 30, 2020 and December 31, 2019, respectively.
For SARs held by employees of the Company, there was $23.0 million of total unrecognized compensation cost as of June 30, 2020 that will be recognized over the awards remaining weighted-average vesting period of 2.9 years. For the three and six months ended June 30, 2020, the Company recognized a charge to compensation expense of $17.7 million and $12.2 million, respectively, associated with these awards, as compared to a reduction to compensation expense of $0.5 million and a charge to compensation expense of $2.5 million for the three and six months ended June 30, 2019, respectively. Compensation expense associated with our SARs is recorded in “General and administrative” within the unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). We paid $10.2 million and $1.8 million during the six months ended June 30, 2020 and 2019, respectively, related to cash-settled SARs.

Phantom Stock Units
Our PSUs entitle employees and directors to receive cash based on the fair value of the Company’s common stock on the vesting date. Our PSUs vest over a period of three or four years. The cash-settled PSUs are accounted for as liability awards and are re-measured at fair value each reporting period until they become vested with compensation expense being recognized over the requisite service period. The Company has a liability, which is included in “Accrued expenses and other current liabilities” within the unaudited Condensed Consolidated Balance Sheets, associated with its cash-settled PSUs of $2.6 million and $3.3 million as of June 30, 2020 and December 31, 2019, respectively.
For PSUs held by employees and directors of the Company, there was $3.3 million of total unrecognized compensation cost as of June 30, 2020 that will be recognized over the awards remaining weighted-average vesting period of 1.7 years. For the three and six months ended June 30, 2020, the Company recognized $1.9 million and $2.0 million of compensation expense, respectively, associated with these awards, as compared to $0.5 million and $1.6 million for the three and six months ended June 30, 2019, respectively. Compensation expense associated with our PSUs is recorded in “General and administrative” within the unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). We paid $2.8 million and $2.5 million during the six months ended June 30, 2020 and 2019, respectively, pertaining to cash-settled PSUs.
Share Repurchase Program
In January 2019, the Company announced a share repurchase program pursuant to which the Board of Directors authorized to repurchase up to $200.0 million of the Company’s common stock, which expires on December 31, 2020. The Company did not repurchase any shares of its common stock during the six months ended June 30, 2020. During the six months ended June 30, 2019, the Company repurchased 1,271,823 shares of its common stock in open market transactions for $24.9 million at an average price of $19.55 per share. All of the repurchased shares were retired.

Note 15—Earnings (Loss) per Share
For the three and six months ended June 30, 2020, we recorded a net loss attributable to Penn National. As such, because the dilution from potential common shares was antidilutive, we used basic weighted-average common shares outstanding, rather than diluted weighted-average common shares outstanding when calculating diluted loss per share. The stock options, RSAs, convertible preferred shares and convertible debt that could potentially dilute basic EPS in the future that were not included in the computation of diluted loss per share were as follows:

(in millions)	For the three months ended June 30, 2020	For the six months ended June 30, 2020
Assumed conversion of dilutive stock options	1.5	1.8
Assumed conversion of dilutive RSAs	0.2	0.3
Assumed conversion of convertible preferred shares	0.8	0.6
Assumed conversion of convertible debt	7.9	4.0
The following table reconciles the weighted-average common shares outstanding used in the calculation of basic EPS to the weighted-average common shares outstanding used in the calculation of diluted EPS for the three and six months ended June 30, 2019:

(in millions)	For the three months ended June 30, 2019	For the six months ended June 30, 2019
Weighted-average common shares outstanding - Basic	116.0	116.1
Assumed conversion of dilutive stock options	1.6	1.9
Assumed conversion of dilutive RSAs	0.1	0.2
Weighted-average common shares outstanding - Diluted	117.7	118.2
Options to purchase 3.0 million and 1.9 million shares were outstanding during the three and six months ended June 30, 2020, respectively, as compared to 2.0 million and 1.9 million shares during the three and six months ended June 30, 2019, respectively, but were not included in the computation of diluted earnings (loss) per share because they were antidilutive.
The following table presents the calculation of basic and diluted earnings (loss) per share for the Company’s common stock for the three and six months ended June 30, 2020 and 2019:

	For the three months ended June 30,		For the six months ended June 30,
(in millions, except per share data)	2020	2019	2020	2019
Calculation of basic earnings (loss) per share:
Net income (loss) applicable to common stock	$(213.9)	$51.6	$(822.5)	$92.5
Weighted-average common shares outstanding - basic	126.8	116.0	121.3	116.1
Basic earnings (loss) per share	$(1.69)	$0.44	$(6.78)	$0.80
Calculation of diluted earnings (loss) per share:
Net income (loss) applicable to common stock	$(213.9)	$51.6	$(822.5)	$92.5
Weighted-average common shares outstanding - diluted	126.8	117.7	121.3	118.2
Diluted earnings (loss) per share	$(1.69)	$0.44	$(6.78)	$0.78

Note 16—Fair Value Measurements
ASC Topic 820, “Fair Value Measurements and Disclosures,” establishes a hierarchy that prioritizes fair value measurements based on the types of inputs used for the various valuation techniques (market approach, income approach and cost approach). The levels of the hierarchy are described below:
•Level 1: Observable inputs such as quoted prices in active markets for identical assets or liabilities.

•Level 2: Inputs other than quoted prices that are observable for the asset or liability, either directly or indirectly; these include quoted prices for similar assets or liabilities in active markets, such as interest rates and yield curves that are observable at commonly quoted intervals.
•Level 3: Unobservable inputs that reflect the reporting entity’s own assumptions, as there is little, if any, related market activity.
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
Equity Securities
As of June 30, 2020 and December 31, 2019, we held $48.3 million and $40.5 million in equity securities, respectively, including ordinary shares and warrants, which are reported as “Other assets” in our unaudited Condensed Consolidated Balance Sheet. These equity securities are the result of Penn Interactive entering into multi-year agreements with third-party sports betting operators for online sports betting and related iGaming market access across our portfolio during the third quarter of 2019. During the three and six months ended June 30, 2020, we recognized a holding gain of $29.5 million and $7.7 million, respectively, related to these equity securities, which is included in “Other,” as reported in “Other income (expenses)” within our unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).
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
As of June 30, 2020 and December 31, 2019, PRP held $15.1 million in promissory notes issued by RDC and $6.7 million in local government corporation bonds issued by RDC, at amortized cost. The promissory notes and the local government corporation bonds are collateralized by the assets of Retama Park Racetrack. As of June 30, 2020 and December 31, 2019, the promissory notes and the local government corporation bonds, which have long-term contractual maturities, were included in “Other assets” within our unaudited Condensed Consolidated Balance Sheets.
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
Long-term Debt
The fair value of our Term Loan A Facility, Term Loan B-1 Facility, 5.625% Notes, and Convertible Notes is estimated based on quoted prices in active markets and is classified as a Level 1 measurement. The fair value of our Revolving Credit Facility approximates its carrying amount as it is revolving, variable-rate debt, which we also classify as a Level 1 measurement.

Other long-term obligations as of June 30, 2020 and December 31, 2019 included the relocation fees for Dayton and Mahoning Valley, which are discussed in Note 9, “Long-term Debt,” and the repayment obligation of the hotel and event center located near Hollywood Casino Lawrenceburg. The fair values of these long-term obligations are estimated based on rates consistent with the Company’s credit rating for comparable terms and debt instruments and are classified as Level 2 measurements.
Other Liabilities
Other liabilities as of June 30, 2020 principally consisted of contingent purchase price related to Plainridge Park Casino and, as of December 31, 2019, principally consisted of contingent purchase price related to Plainridge Park Casino and Absolute Games, LLC (“Absolute Games”), which was acquired by Penn Interactive during the second quarter of 2018. The Plainridge Park Casino contingent purchase price is calculated based on earnings of the gaming operations over the first ten years of operations, which commenced in June 24, 2015. As of June 30, 2020, we were contractually obligated to make six additional annual payments. During the second quarter of 2020, we made the second and final payment of $8.2 million on the Absolute Games contingent purchase price, which corresponded to the second year of operations after the acquisition and was calculated based on earnings. The fair value of these liabilities, which are estimated based on an income approach using a discounted cash flow model and have been classified as Level 3 measurements, are included within our unaudited Condensed Consolidated Balance Sheets in “Accrued expenses and other current liabilities” or “Other long-term liabilities,” depending on the timing of the next payment.
The carrying amounts and estimated fair values by input level of the Company’s financial instruments were as follows:

	June 30, 2020
(in millions)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$1,244.3	$1,244.3	$1,244.3	$—	$—
Equity securities	$48.3	$48.3	$—	$48.3	$—
Held-to-maturity securities	$6.7	$6.7	$—	$6.7	$—
Promissory notes	$15.1	$15.3	$—	$15.3	$—
Financial liabilities:
Long-term debt
Senior Secured Credit Facilities	$2,403.1	$2,345.4	$2,345.4	$—	$—
5.625% Notes	$399.4	$375.3	$375.3	$—	$—
Convertible Notes	$233.6	$497.1	$497.1	$—	$—
Other long-term obligations	$80.8	$81.1	$—	$81.1	$—
Other liabilities	$10.6	$10.6	$—	$2.8	$7.8

	December 31, 2019
(in millions)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$437.4	$437.4	$437.4	$—	$—
Equity securities	$40.5	$40.5	$—	$40.5	$—
Held-to-maturity securities	$6.7	$6.7	$—	$6.7	$—
Promissory notes	$15.1	$15.1	$—	$15.1	$—
Financial liabilities:
Long-term debt
Senior Secured Credit Facilities	$1,896.5	$1,930.6	$1,930.6	$—	$—
5.625% Notes	$399.4	$426.0	$426.0	$—	$—
Other long-term obligations	$89.2	$89.7	$—	$89.7	$—
Other liabilities	$20.3	$20.3	$—	$2.8	$17.5

The following table summarizes the changes in fair value of our Level 3 liabilities measured on a recurring basis:

Other Liabilities
(in millions)	Contingent Purchase Price
Balance as of January 1, 2020	$17.5
Payments	(8.3)
Included in loss (1)	(1.4)
Balance as of June 30, 2020	$7.8
(1)The reduction in expense is included in “General and administrative” within our unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).
The following table sets forth the assets measured at fair value on a non-recurring basis during the six months ended June 30, 2020:

(in millions)	Valuation Date	Valuation Technique	Level 1	Level 2	Level 3	Total Balance	Total Reduction in Fair Value Recorded
Goodwill	3/31/2020	Discounted cash flow and market approach	$—	$—	$160.5	$160.5	$(113.0)
Gaming licenses	3/31/2020	Discounted cash flow	$—	$—	$568.0	$568.0	$(437.0)
Trademarks	3/31/2020	Discounted cash flow	$—	$—	$216.5	$216.5	$(61.5)
The following table summarizes the significant unobservable inputs used in calculating fair value for our Level 3 liabilities on a recurring basis as of June 30, 2020:

	Valuation Technique	Unobservable Input	Discount Rate
Contingent purchase price - Plainridge Park Casino	Discounted cash flow	Discount rate	8.09%
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

	For the three months ended June 30,		For the six months ended June 30,
(in millions)	2020	2019	2020	2019
Revenues:
Northeast segment	$102.7	$599.1	$623.4	$1,149.7
South segment	121.5	282.2	344.8	574.1
West segment	17.7	164.2	144.3	322.9
Midwest segment	36.0	268.2	264.1	539.5
Other (1)	27.6	9.4	47.9	19.5
Intersegment eliminations (2)	—	—	(2.9)	—
Total	$305.5	$1,323.1	$1,421.6	$2,605.7

Adjusted EBITDAR (3):
Northeast segment	$(3.6)	$186.2	$120.9	$351.0
South segment	44.4	92.8	97.0	190.6
West segment	(3.0)	50.5	21.6	100.4
Midwest segment	(4.6)	97.8	64.9	197.0
Other (1)	(8.7)	(20.8)	(27.6)	(41.1)
Total (3)	24.5	406.5	276.8	797.9

Other operating benefits (costs) and other income (expenses):
Rent expense associated with triple net operating leases (4)	(103.8)	(90.0)	(201.3)	(174.7)
Stock-based compensation	(2.9)	(3.3)	(8.9)	(6.7)
Cash-settled stock-based awards variance	(16.1)	3.4	(7.2)	3.0
Gain (loss) on disposal of assets	28.5	(0.4)	27.9	(0.9)
Contingent purchase price	(0.8)	(1.0)	1.4	(5.8)
Pre-opening and acquisition costs	(3.5)	(3.7)	(6.7)	(8.1)
Depreciation and amortization	(91.9)	(106.0)	(187.6)	(210.1)
Impairment losses	—	—	(616.1)	—
Insurance recoveries, net of deductible charges	—	—	0.1	—
Non-operating items of equity method investments (5)	(1.1)	(0.9)	(2.0)	(1.9)
Interest expense, net	(135.0)	(134.7)	(264.8)	(267.0)
Other	29.3	—	7.5	—
Income (loss) before income taxes	(272.8)	69.9	(980.9)	125.7
Income tax benefit (expense)	58.4	(18.5)	157.9	(33.4)
Net income (loss)	$(214.4)	$51.4	$(823.0)	$92.3
(1)The Other category consists of the Company’s stand-alone racing operations, namely Sanford-Orlando Kennel Club and the Company’s JV interests in Sam Houston Race Park, Valley Race Park, and Freehold Raceway. The Other category also includes Penn Interactive, which operates social gaming, our internally-branded retail sportsbooks, and iGaming; our management contract for Retama Park Racetrack; and HPT. Expenses incurred for corporate and shared services activities that are directly attributable to a property or are otherwise incurred to support a property are allocated to each property. The Other category also includes corporate overhead costs, which consist of certain expenses, such as: payroll, professional fees, travel expenses and other general and administrative expenses that do not directly relate to or have not otherwise been allocated to a property. In addition, the Other category includes our proportionate share of the Adjusted EBITDAR of Barstool Sports (as determined and discussed in footnotes (3) and (5) below).
(2)Represents the elimination of intersegment revenues associated with Penn Interactive and HPT.
(3)We define Adjusted EBITDAR as earnings before interest expense, net; income taxes; depreciation and amortization; rent expense associated with triple net operating leases (see footnote (4) below); stock-based compensation; debt extinguishment and financing charges; impairment losses; insurance recoveries and deductible charges; changes in the estimated fair value of our contingent purchase price obligations; gain or loss on disposal of assets; the difference between budget and actual expense for cash-settled stock-based awards; pre-opening and acquisition costs; and other income or expenses. Adjusted EBITDAR is also inclusive of income or loss from unconsolidated affiliates, with our share of non-operating items (see footnote (5) below) added back for Barstool Sports and our Kansas Entertainment JV.
(4)The Company’s triple net operating leases include certain components of the Master Leases (primarily land), the Meadows Lease, the Margaritaville Lease, the Greektown Lease, and the Tropicana Lease.
(5)Consists principally of interest expense, net; income taxes; depreciation and amortization; and stock-based compensation expense associated with Barstool Sports and our Kansas Entertainment JV.

	For the three months ended June 30,		For the six months ended June 30,
(in millions)	2020	2019	2020	2019
Capital expenditures:
Northeast segment	$21.7	$31.8	$52.0	$44.4
South segment	3.8	7.7	7.8	16.6
West segment	1.6	7.1	4.1	14.1
Midwest segment	1.3	9.3	4.9	16.4
Other	2.5	1.5	4.9	3.5
Total capital expenditures	$30.9	$57.4	$73.7	$95.0

(in millions)	Northeast	South	West	Midwest	Other (1)	Total
As of June 30, 2020
Investment in and advances to unconsolidated affiliates (2)	$0.1	$—	$—	$87.3	$176.6	$264.0
Total assets	$1,928.5	$1,142.5	$382.7	$1,171.8	$9,696.0	$14,321.5

As of December 31, 2019
Investment in and advances to unconsolidated affiliates	$0.1	$—	$—	$90.9	$37.3	$128.3
Total assets	$2,273.7	$1,397.0	$752.1	$1,412.2	$8,359.5	$14,194.5
(1)The real estate assets subject to the Master Leases, which are classified as either property and equipment, operating lease ROU assets, or finance lease ROU assets, are included within the Other category.
(2)Our investment in Barstool Sports is included within the Other category.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of financial condition, results of operations, liquidity and capital resources should be read in conjunction with, and is qualified in its entirety by, the unaudited Condensed Consolidated Financial Statements and the notes thereto included in this Quarterly Report on Form 10-Q (“Form 10-Q”), and the Consolidated Financial Statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K (“Form 10-K”) for the year ended December 31, 2019.

EXECUTIVE OVERVIEW
Our Business
Penn National Gaming, Inc., together with its subsidiaries (“Penn National,” the “Company,” “we,” “our,” or “us”), is a leading, diversified, multi-jurisdictional owner and manager of gaming and racing properties, sports betting operations, and video gaming terminal (“VGT”) operations. In addition, we hold a 36% equity interest in Barstool Sports, Inc. (“Barstool Sports”), a leading digital sports, entertainment and media platform. We also operate an interactive gaming (“iGaming”) division through our subsidiary, Penn Interactive Ventures, LLC (“Penn Interactive”), which launched an online casino (“iCasino”) through our HollywoodCasino.com gaming platform in the third quarter of 2019 and is scheduled to launch an online sports betting app called Barstool Sports in the third quarter of 2020. Our MYCHOICE® customer loyalty program currently has over 20 million members and provides our members with various benefits, including complimentary goods and/or services. We believe our continued evolution into the best-in-class omni-channel provider of retail and online gaming and sports betting entertainment will be a catalyst for our core land-based business, while also providing a platform for significant long-term shareholder value.
As of June 30, 2020, we owned, managed, or had ownership interests in 41 gaming and racing properties in 19 states and were licensed to offer live sports betting at our properties in Indiana, Iowa, Michigan, Mississippi, Nevada, Pennsylvania and West Virginia. The majority of the real estate assets (i.e., land and buildings) used in our operations are subject to triple net master leases; the most significant of which are the Penn Master Lease and the Pinnacle Master Lease (as such terms are defined in “Liquidity and Capital Resources” and collectively referred to as the “Master Leases”), with Gaming and Leisure Properties, Inc. (Nasdaq: GLPI) (“GLPI”), a real estate investment trust (“REIT”).
Impact of COVID-19 Pandemic and Company Response
On March 11, 2020, the World Health Organization declared the novel coronavirus (known as “COVID-19”) outbreak to be a global pandemic. We began temporary suspension of the operations of all of our 41 properties starting between March 13, 2020 and March 19, 2020 pursuant to various orders from state gaming regulatory bodies or governmental authorities to combat the rapid spread of COVID-19. We began reopening our properties on May 18, 2020 with reduced gaming and hotel capacity and limited food and beverage offerings in order to accommodate comprehensive social distancing and health and safety protocols developed in close consultation with state regulators and local and state public health officials. As of June 30, 2020, we reopened 31 of our properties and as of the date of filing this Form 10-Q with the U.S. Securities and Exchange Commission (the “SEC”), all of our properties, with the exception of Tropicana Las Vegas (“Tropicana”), which is scheduled to reopen on September 1, 2020; Valley Race Park; and Zia Park Casino; have reopened. For a thorough discussion of the operating performance of our properties since reopening, see “Results of Operations” below.
During the first quarter of 2020, the Company took various actions to reduce its cost structure during the property closures to help mitigate the operating and financial impact of the COVID-19 pandemic, which included: (i) furloughing approximately 26,000 employees and operating with a minimum staffing of less than 850 employees company-wide during the closures; (ii) enacting meaningful compensation reductions to its remaining property and corporate leadership teams effective April 1, 2020 until such time as the Company determines that its properties have substantially returned to normal operations; and (iii) executing substantial reductions in operating expenses, capital expenditures, including temporarily suspending construction of its two planned Category 4 development projects in Pennsylvania, and overall costs. In addition, the Company’s Board of Directors elected to forgo their cash compensation effective April 1, 2020 until such time as the Company determines that its properties have substantially returned to normal operations. As of June 30, 2020, approximately 13,000 employees have returned to work.
Between March 13, 2020 and May 19, 2020, the Company entered into a series of transactions to improve its financial position and liquidity in light of the COVID-19 pandemic, including: (i) borrowing the remaining available amount of $430.0 million under its Revolving Credit Facility; (ii) entering into a binding term sheet with GLPI (the “Term Sheet”) whereby GLPI agreed to (a) purchase the real estate assets associated with the Company’s Tropicana property in exchange for rent credits of

$307.5 million, which closed on April 14, 2020, and (b) purchase the land underlying the Company’s Hollywood Casino Morgantown (“Morgantown”) development project in Morgantown, Pennsylvania, in exchange for rent credits of $30.0 million, which is expected to close in the fourth quarter of 2020 (the land will be immediately leased back from GLPI); (iii) completing an offering of $330.5 million aggregate principal amount of 2.75% Convertible Notes; and (iv) completing a public offering of 19,166,667 aggregate shares of common stock, par value of $0.01 per share, of the Company (“Penn Common Stock”) for gross proceeds of $345.0 million. In addition, on April 14, 2020, the Company entered into an amendment to its Credit Agreement, which, among other things, provides it with relief from its financial covenants for a period of up to one year. The terms “Revolving Credit Facility,” “Convertible Notes” and “Credit Agreement” are defined in “Liquidity and Capital Resources.”
The COVID-19 pandemic caused significant disruptions to our business and a material adverse impact on our financial condition, results of operations, and cash flows, the magnitude of which continues to develop based on (i) the timing and extent of any recovery in visitation and consumer spending at our properties; (ii) the continued impact of implementing social distancing and health and safety guidelines at our properties, including reductions in gaming and hotel capacity and limiting the number of food and beverage options; and (iii) whether any of our properties will be required to again temporarily suspend operations in the event that the pandemic worsens. We are currently unable to determine whether, when or how the conditions surrounding the COVID-19 pandemic will change or whether any recovery in visitation and consumer spending is sustainable. In the event that the COVID-19 pandemic worsens and/or we are required to again temporarily suspend our operations, we may need to take additional actions to reduce costs, preserve liquidity and remain in compliance with our financial covenants.
On March 27, 2020, the President of the United States signed into law the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), which provides emergency economic assistance for American workers, families and businesses affected by the COVID-19 pandemic. The economic relief package includes government loan enhancement programs and various tax provisions to help improve liquidity for American businesses. Based on our evaluation of the CARES Act, we qualify for certain employer refundable payroll credits, deferral of applicable payroll taxes, net operating loss carryback and immediate expensing for eligible qualified improvement property. We intend to continue to review and consider any available potential benefits under the CARES Act for which we qualify, including those described above.
The Penn National Gaming Foundation established a COVID-19 emergency relief fund to assist our team members and local relief organizations affected by the COVID-19 pandemic. More than $1.7 million has been raised through personal donations from our Chief Executive Officer, senior management team, Board of Directors and property general managers, in addition to contributions from the Company and property employee assistance funds. We also extended medical benefits of furloughed employees through August 31, 2020.
The Company continues to evaluate the nature and extent of the impact of the COVID-19 pandemic on its business. We are currently unable to determine the length and severity of the pandemic. The continuation of the outbreak may again cause state gaming and health authorities to require temporary suspension of operations at our properties; enforce further limits on the number of customers in casinos; or continue or increase prohibitions of large gatherings, such as concerts and conventions. The COVID-19 pandemic may further influence changes in customer behavior or a potential reduction in consumer discretionary spending. The COVID-19 pandemic had a material adverse impact on our business, financial condition, results of operations and cash flows for the first quarter and second quarter of 2020. Due to the ongoing situation, our business, financial condition, results of operations and cash flows for the third and fourth quarter 2020 could be impacted in ways we are not able to fully predict today. Even with most of our properties reopened, there can be no assurance that our business, financial condition, results of operations and cash flows will return to levels that existed prior to the COVID-19 pandemic.
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

As noted above, Penn Interactive is scheduled to launch the Barstool Sports online sports betting app in the third quarter of 2020, with the first planned launch in Pennsylvania. We expect the Barstool Sports app to operate in additional states by the end of the fourth quarter of 2020. In addition, we expect to use the Barstool Sports brand in the operation of our retail sportsbooks later in 2020.
In May 2019, we acquired Greektown Casino-Hotel (“Greektown”), in Detroit, Michigan, subject to a triple net lease with VICI Properties Inc. (NYSE: VICI) (“VICI” and collectively with GLPI, our “REIT Landlords”) (the “Greektown Lease”) and in January 2019, we acquired Margaritaville Casino Resort (“Margaritaville”) in Bossier City, Louisiana, subject to a triple net lease with VICI (the “Margaritaville Lease”). In March 2020, in light of the COVID-19 pandemic, we temporarily suspended construction of our development of two Category 4 satellite gaming casinos in Pennsylvania: Hollywood Casino York (“York”) and Morgantown.
The Term Sheet discussed above also provides that the Company and GLPI will enter into an option agreement whereby GLPI will grant the Company the exclusive right until December 31, 2020 to purchase the operations of Hollywood Casino Perryville for $31.1 million, with the closing of such purchase to occur on a date selected by the Company during 2021. If the option is exercised and the transaction is completed, we would lease the real estate assets associated with Hollywood Casino Perryville from GLPI with initial rent of $7.8 million per year subject to escalation. The option agreement is expected to be formalized in the third quarter of 2020 and we currently expect to exercise the option by the end of 2020.
Additionally, pursuant to the Term Sheet, we agreed that, in the future, we would exercise the next scheduled five-year renewal under the Penn Master Lease as well as the Pinnacle Master Lease, and GLPI agreed they would grant us the option to exercise an additional five-year renewal term at the end of the lease term on the Penn Master Lease and the Pinnacle Master Lease, subject to certain conditions. In the future, upon exercising each of these renewal options, the term of the Penn Master Lease would extend to November 30, 2033 and the term of the Pinnacle Master Lease would extend to April 30, 2031; and if all renewal options contained within the Penn Master Lease and the Pinnacle Master Lease were exercised, inclusive of the these renewal options, the term of the Penn Master Lease would extend to November 30, 2053 and the term of the Pinnacle Master Lease would extend to April 30, 2056.
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
As reported by most jurisdictions, regional gaming industry trends have shown little revenue growth the last several years as numerous jurisdictions now permit gaming or have expanded their gaming offerings. In recent years, the proliferation of new gaming properties has impacted the overall domestic gaming industry as well as our results of operations in certain markets. Prior to the COVID-19 pandemic, the economic environment, specifically historically low levels of unemployment, strength in residential real estate prices, and high levels of consumer confidence, had resulted in a stable operating environment in recent years. The COVID-19 pandemic has significantly increased the level of unemployment and decreased the level of consumer confidence. Our ability to succeed in this new environment will be predicated on our ability to adjust operations and cost structures at our reopened properties to reflect the new economic and health and safety conditions, operating our properties efficiently, realizing revenue and cost synergies from recent acquisitions, and offering our customers additional gaming experiences through our omni-channel distribution strategy. We seek to continue to expand our customer database through accretive acquisitions or investments, such as Barstool Sports, capitalize on organic growth opportunities from the development of new properties or the expansion of recently-developed business lines, and develop partnerships that allow us to enter new jurisdictions for iGaming and sports betting.
The gaming industry is characterized by an increasingly high degree of competition among a large number of participants, including riverboat casinos; dockside casinos; land-based casinos; video lottery; iGaming; online and retail sports betting; gaming at taverns; gaming at truck stop establishments; sweepstakes and poker machines not located in casinos; the potential for increased fantasy sports, Native American gaming tribes, historic racing or state-sponsored i-lottery products in or adjacent to states we operate in; and other forms of gaming in the U.S. More specifically, due to recent legislation to expand gaming in and around Illinois, Indiana, Massachusetts and Pennsylvania, several of our properties within our Northeast segment and some of our properties within our Midwest segment have been and will continue to be negatively impacted by new or increased competition.
Key Performance Indicators
In our business, revenue is driven by discretionary consumer spending. We have no certain mechanism for determining why consumers choose to spend more or less money at our properties from period-to-period; therefore, we are unable to quantify a dollar amount for each factor that impacts our customers’ spending behaviors. However, based on our experience, we can generally offer some insight into the factors that we believe are likely to account for such changes and which factors may have a greater impact than others. For example, decreases in discretionary consumer spending have historically been brought about by weakened general economic conditions, such as lackluster recoveries from recessions, high unemployment levels, higher income taxes, low levels of consumer confidence, weakness in the housing market, and high fuel or other transportation costs. In addition, visitation and the volume of play have historically been negatively impacted by significant construction surrounding our properties, adverse regional weather conditions and natural disasters. We believe that the COVID-19 pandemic will lead to meaningful decreases in discretionary consumer spending and will continue to negatively impact visitation and the volume of play for the foreseeable future. In all instances, such insights are based solely on our judgment and professional experience, and no assurance can be given as to the accuracy of our judgments.
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
Under normal operating conditions, our properties generate significant operating cash flow since most of our revenue is cash-based from slot machines, table games, and pari-mutuel wagering. Our business is capital intensive, and we rely on cash flow from our properties to generate sufficient cash to satisfy our obligations under the Triple Net Leases (as defined in Liquidity and Capital Resources”), repay debt, fund maintenance capital expenditures, fund new capital projects at existing properties and provide excess cash for future development and acquisitions. Additional information regarding our capital projects is discussed in “Liquidity and Capital Resources” below.
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

	For the three months ended June 30,		For the six months ended June 30,
(dollars in millions)	2020	2019	2020	2019
Revenues:
Northeast segment	$102.7	$599.1	$623.4	$1,149.7
South segment	121.5	282.2	344.8	574.1
West segment	17.7	164.2	144.3	322.9
Midwest segment	36.0	268.2	264.1	539.5
Other (1)	27.6	9.4	47.9	19.5
Intersegment eliminations (2)	—	—	(2.9)	—
Total	$305.5	$1,323.1	$1,421.6	$2,605.7

Net income (loss)	$(214.4)	$51.4	$(823.0)	$92.3

Adjusted EBITDAR:
Northeast segment	$(3.6)	$186.2	$120.9	$351.0
South segment	44.4	92.8	97.0	190.6
West segment	(3.0)	50.5	21.6	100.4
Midwest segment	(4.6)	97.8	64.9	197.0
Other (1)	(8.7)	(20.8)	(27.6)	(41.1)
Total (3)	24.5	406.5	276.8	797.9
Rent expense associated with triple net operating leases (4)	(103.8)	(90.0)	(201.3)	(174.7)
Adjusted EBITDA (5)	$(79.3)	$316.5	$75.5	$623.2

Net income (loss) margin	(70.2)%	3.9%	(57.9)%	3.5%
Adjusted EBITDAR margin (6)	8.0%	30.7%	19.5%	30.6%
Adjusted EBITDA margin (7)	(26.0)%	23.9%	5.3%	23.9%
(1)The Other category consists of the Company’s stand-alone racing operations, namely Sanford-Orlando Kennel Club and the Company’s joint venture interests in Sam Houston Race Park, Valley Race Park, and Freehold Raceway. The Other category also includes Penn Interactive, which operates social gaming, our internally-branded retail sportsbooks, and iGaming; our management contract for Retama Park Racetrack; and our live and televised poker tournament series that operates under the trademark Heartland Poker Tour (“HPT”). Expenses incurred for corporate and shared services activities that are directly attributable to a property or are otherwise incurred to support a property are allocated to each property. The Other category also includes corporate overhead costs, which consist of certain expenses, such as: payroll, professional fees, travel expenses and other general and administrative expenses that do not directly relate to or have not otherwise been allocated to a property. In addition, Adjusted EBITDAR of the Other category includes our proportionate share of the net income or loss of Barstool Sports after adding back our share of non-operating items (such as interest expense, net; income taxes; depreciation and amortization; and stock-based compensation expense).
(2)Represents the elimination of intersegment revenues associated with Penn Interactive and HPT.
(3)The total is a mathematical calculation derived from the sum of reportable segments (as well as the Other category). As noted within “Non-GAAP Financial Measures” below, Adjusted EBITDAR is presented on a consolidated basis outside the financial statements solely as a valuation metric. Adjusted EBITDAR decreased for the three and six months ended June 30, 2020, as compared to the prior year periods, due to the temporary closures of our properties as a result of the COVID-19 pandemic.
(4)Solely comprised of rent expense associated with the operating lease components contained within the Master Leases (primarily land), the Tropicana Lease, the Meadows Lease (as defined in “Liquidity and Capital Resources”), the Margaritaville Lease and the Greektown Lease (referred to collectively as our “triple net operating leases”). The finance lease components contained within the Master Leases (primarily buildings) result in interest expense, as opposed to rent expense.

(5)Adjusted EBITDA decreased for the three and six months ended June 30, 2020, as compared to the prior year periods, due to the temporary closures of our properties as a result of the COVID-19 pandemic. As rent expense is a normal, recurring cash operating expense, it is included within the calculation of Adjusted EBITDA.
(6)As noted within “Non-GAAP Financial Measures” below, Adjusted EBITDAR margin is presented on a consolidated basis outside the financial statements solely as a valuation metric.
(7)Adjusted EBITDA margin decreased for the three and six months ended June 30, 2020, as compared to the prior year periods, due to the temporary closures of our properties as a result of the COVID-19 pandemic.

Consolidated comparison of the three and six months ended June 30, 2020 and 2019
Revenues
The following table presents our consolidated revenues:

	For the three months ended June 30,		Change		For the six months ended June 30,		Change
(dollars in millions)	2020	2019	$	%	2020	2019	$	%
Revenues
Gaming	$259.2	$1,062.1	$(802.9)	(75.6)%	$1,162.1	$2,096.7	$(934.6)	(44.6)%
Food, beverage, hotel and other	46.3	261.0	(214.7)	(82.3)%	259.5	509.0	(249.5)	(49.0)%
Total revenues	$305.5	$1,323.1	$(1,017.6)	(76.9)%	$1,421.6	$2,605.7	$(1,184.1)	(45.4)%
Consolidated revenues decreased for the three and six months ended June 30, 2020 as a result of the temporary closures of all of our properties due to the COVID-19 pandemic. We began temporarily closing our properties on March 13, 2020 and began reopening our properties on May 18, 2020, resulting in all of our properties being closed for at least two months. As of June 30, 2020, 31 of our 41 properties were reopened. Our properties are subject to restrictions on gaming capacity; depending on the jurisdiction, generally 50% less gaming devices. Furthermore, due primarily to the implementation of social distancing and health and safety protocols, our properties are subject to reduced hotel capacity and limitations on the number of food and beverage offerings. As a result, upon reopening our properties, gaming revenue now represents a larger portion of our total revenues, which we expect to continue until at least such time that social distancing and safety and health protocols are relaxed or no longer necessary.
Upon reopening, our properties generally experienced reduced visitation and higher spend per trip, as compared to pre-closure levels. We largely attribute the higher spend per trip to pent-up demand, visitation from our higher worth customers, and customers’ propensity to spend after a prolonged period of limited domestic commerce and upon receipt of government stimulus payments. In addition, in many of the states in which we operate, leisure alternatives remain partially limited (e.g., bars, concerts, entertainment events, etc.), which may have impacted our operating results upon reopening our properties. See “Segment comparison of the three and six months ended June 30, 2020 and 2019” below for more detailed explanations of the fluctuations in revenues.
Operating expenses
The following table presents our consolidated operating expenses:

	For the three months ended June 30,		Change		For the six months ended June 30,		Change
(dollars in millions)	2020	2019	$	%	2020	2019	$	%
Operating expenses
Gaming	$142.0	$564.1	$(422.1)	(74.8)%	$642.9	$1,111.6	$(468.7)	(42.2)%
Food, beverage, hotel and other	32.9	167.6	(134.7)	(80.4)%	189.9	329.3	(139.4)	(42.3)%
General and administrative	204.1	287.0	(82.9)	(28.9)%	511.1	573.9	(62.8)	(10.9)%
Depreciation and amortization	91.9	106.0	(14.1)	(13.3)%	187.6	210.1	(22.5)	(10.7)%
Impairment losses	—	—	—	N/M	616.1	—	616.1	N/M
Total operating expenses	$470.9	$1,124.7	$(653.8)	(58.1)%	$2,147.6	$2,224.9	$(77.3)	(3.5)%
N/M - Not meaningful
Gaming expenses consist primarily of salaries and wages associated with our gaming operations and gaming taxes. Food, beverage, hotel and other expenses consist principally of salaries and wages and costs of goods sold associated with our food, beverage, hotel, retail, racing, and other operations. Gaming, food, beverage, hotel and other expenses for the three and six months ended June 30, 2020 decreased year over year primarily as a result of the temporary closures of all of our properties due to the COVID-19 pandemic, which reduced our salaries and wages, gaming taxes, costs of goods sold, and other expenses. As discussed above, our reopened properties are operating with reduced gaming and hotel capacity and limited food and beverage options. As such, our properties are operating with a reduced workforce, which reduces our salaries and wages. In addition, our properties have reduced marketing costs, which reduces gaming expenses.
General and administrative expenses include items such as compliance, facility maintenance, utilities, property and liability insurance, surveillance and security, lobbying expenses, and certain housekeeping services, as well as all expenses for administrative departments such as accounting, purchasing, human resources, legal and internal audit. General and administrative expenses also include stock-based compensation expense, pre-opening and acquisition costs, gains and losses on disposal of assets, changes in the fair value of our contingent purchase price obligations, expense associated with cash-settled stock-based awards (including changes in fair value thereto) and rent expense associated with our triple net operating leases.
General and administrative expenses for the three and six months ended June 30, 2020 decreased year over year primarily as a result of the actions taken to reduce our cost structure while our properties were temporarily closed, which are discussed above and were mostly effective April 1, 2020. In addition, during the three and six months ended June 30, 2020, we recognized a gain on disposal of assets of $28.5 million as well as $21.8 million in payroll credits under the CARES Act, both of which reduced general and administrative expenses. Offsetting these decreases for the three and six months ended June 30, 2020, as compared to the prior year periods, were increases in rent expense associated with our triple net operating leases of $13.8 million and $26.6 million, respectively, which principally relate to the Tropicana Lease and the Greektown Lease, and increases in expense associated with the Company’s cash-settled stock-based awards of $19.5 million and $10.2 million, respectively, which are largely driven by the increase in the Company’s stock price. Furthermore, the expense associated with the Company’s contingent purchase price obligations decreased by $7.2 million for the six months ended June 30, 2020, as compared to the prior year period.
Depreciation and amortization for the three and six months ended June 30, 2020 decreased year over year primarily due to fixed assets becoming fully depreciated since June 30, 2019, the sale of the real estate assets of Tropicana in April 2020, and decreases of $0.3 million and $0.9 million, respectively, in amortization expense at Penn Interactive, offset by increases of $1.3 million and $4.8 million, respectively, at Greektown, which was acquired in May 2019.
Impairment losses for the six months ended June 30, 2020 primarily relate to impairments taken on our goodwill and other intangible assets of $113.0 million and $498.5 million, respectively, as a result of an interim impairment assessment during the first quarter of 2020. During the first quarter of 2020, we identified an indicator of impairment triggered by the COVID-19 pandemic, which caused all of our gaming properties to temporarily close. At the time of the interim impairment assessment, we revised our cash flow projections to reflect the current economic environment, including the uncertainty of the nature, timing and extent of reopening our gaming properties.
Other income (expenses)
The following table presents our consolidated other income (expenses):

	For the three months ended June 30,		Change		For the six months ended June 30,		Change
(dollars in millions)	2020	2019	$	%	2020	2019	$	%
Other income (expenses)
Interest expense, net	$(135.0)	$(134.7)	$(0.3)	0.2%	$(264.8)	$(267.0)	$2.2	(0.8)%
Income (loss) from unconsolidated affiliates	$(1.7)	$6.2	$(7.9)	N/M	$2.4	$11.9	$(9.5)	(79.8)%
Income tax benefit (expense)	$58.4	$(18.5)	$76.9	N/M	$157.9	$(33.4)	$191.3	N/M
Other	$29.3	$—	$29.3	N/M	$7.5	$—	$7.5	N/M
N/M - Not meaningful
Interest expense, net increased for the three months ended June 30, 2020, as compared to the prior year period, due to increases in interest expense relating to our Master Leases of $0.7 million and interest expense relating to our long-term debt of $0.1 million. Interest expense relating to our long-term debt increased due to the issuance of the 2.75% Convertible Notes, which offset the reduction in interest expense incurred on the Senior Secured Credit Facilities (as defined in “Liquidity and Capital Resources”) from a decrease in the London Interbank Offered Rate (referred to as “LIBOR”) during the corresponding periods.

Interest expense, net decreased for the six months June 30, 2020, as compared to the prior year period, primarily due to a decrease in interest expense relating to our long-term debt of $1.7 million and an increase in capitalized interest of $0.9 million, offset by an increase in interest expense relating to our Master Leases of $0.4 million. The decrease in interest expense relating to long-term debt is due to the decrease in LIBOR during the corresponding periods despite incremental borrowings under our Revolving Credit Facility in light of the COVID-19 pandemic and the issuance of the Convertible Notes.
Income (loss) from unconsolidated affiliates relates principally to Barstool Sports and our Kansas Entertainment joint venture. The decrease for the three and six months ended June 30, 2020, as compared to the prior year periods, was due to a decrease in the results of operations of Hollywood Casino at Kansas Speedway, which was temporarily closed between March 18, 2020 and May 25, 2020.
Income tax benefit (expense) was $58.4 million and $157.9 million for the three and six months ended June 30, 2020, respectively, as compared to $(18.5) million and $(33.4) million for the three and six months ended June 30, 2019, respectively. Our effective tax rate (income taxes as a percentage of income or loss from operations before income taxes) including discrete items was 21.4% and 16.1% for the three and six months ended June 30, 2020, as compared to 26.5% for both the three and six months ended June 30, 2019, primarily due to a reduction of pre-tax income.
The CARES Act temporarily removes certain restrictions originally imposed by the Tax Cuts and Jobs Act of 2017. Corporate taxpayers are now permitted to carryback up to five years of federal net operating losses (“NOLs”) originating in tax years 2018, 2019, and 2020 and offset 100% of taxable income with available NOLs. The CARES Act also temporarily (i) increases the interest deductibility threshold from 30% to 50% of adjusted taxable income for tax years beginning in 2019 and 2020, (ii) allows a refund of alternative minimum tax credits, (iii) increases the corporate charitable deduction limit to 25% and (iv) makes eligible qualified improvement property available for immediate expensing. The enactment of the CARES Act did not have a significant impact on our effective tax rate for the three months ended June 30, 2020; however, we are estimating an income tax refund between approximately $40 million and $50 million primarily attributable to the carryback of NOLs. We will continue to monitor any impact and revise our preliminary near-term liquidity benefit as a result of this new law.
As of June 30, 2020, we have a valuation allowance on the portion of the deferred tax assets that is not more likely than not to be realized as a result of the negative objective evidence of being in a three-year cumulative loss and we intend to continue maintaining a valuation allowance on our deferred tax assets until there is sufficient positive evidence to support the reversal of all or a portion of these allowances. A reduction in the valuation allowance would result in a significant decrease to income tax expense in the period the release is recorded. However, the exact timing and reversal amount in our valuation allowance are currently unknown.
Our effective income tax rate can vary from period to period depending on, among other factors, the geographic and business mix of our earnings, changes to our valuation allowance and the level of our tax credits. Certain of these and other factors, including our history and projections of pre-tax earnings, are considered in assessing our ability to realize our net deferred tax assets.
Other includes miscellaneous income and expense items. The amount for the three and six months ended June 30, 2020 relates to unrealized holding gains of $29.5 million and $7.7 million, respectively, on equity securities (including warrants), which were acquired during the third quarter of 2019 in connection with Penn Interactive entering into multi-year agreements with sports betting operators for online sports betting and related iGaming market access across our portfolio.

Segment comparison of the three and six months ended June 30, 2020 and 2019
Northeast Segment

	For the three months ended June 30,		Change		For the six months ended June 30,		Change
(dollars in millions)	2020	2019	$	%	2020	2019	$	%
Revenues
Gaming	$94.1	$528.9	$(434.8)	(82.2)%	$552.8	$1,016.7	$(463.9)	(45.6)%
Food, beverage, hotel and other	8.6	70.2	(61.6)	(87.7)%	70.6	133.0	(62.4)	(46.9)%
Total revenues	$102.7	$599.1	$(496.4)	(82.9)%	$623.4	$1,149.7	$(526.3)	(45.8)%

Adjusted EBITDAR	$(3.6)	$186.2	$(189.8)	N/M	$120.9	$351.0	$(230.1)	(65.6)%
Adjusted EBITDAR margin	(3.5)%	31.1%		(3460) bps	19.4%	30.5%		(1110) bps
N/M - Not meaningful
The Northeast segment’s total revenues, Adjusted EBITDAR and Adjusted EBITDAR margin decreased for the three and six months ended June 30, 2020, as compared to the prior year periods, due to the temporary closures of our gaming properties within the Northeast segment beginning between March 13, 2020 and March 19, 2020 as a result of the COVID-19 pandemic. We reopened Hollywood Casino at Charles Town Races on June 5, 2020, Meadows Racetrack and Casino on June 9, 2020, and Hollywood Casino at Penn National Race Course on June 19, 2020. Furthermore, our Indiana properties and our Ohio properties reopened on June 15, 2020 and June 19, 2020, respectively. Plainridge Park Casino, Hollywood Casino Bangor, and Greektown, reopened on July 8, 2020, July 10, 2020, and August 5, 2020, respectively. All of our properties within the Northeast segment reopened with reduced gaming and hotel (if applicable) capacity and limited food and beverage offerings.
In the periods between reopening and June 30, 2020, the majority of our reopened properties in the Northeast segment experienced total revenues and Adjusted EBITDAR growth as compared to the prior year, with Hollywood Casino Toledo particularly benefiting from the fact that casinos in Detroit, Michigan had not yet reopened as of June 30, 2020. In addition to Hollywood Casino Toledo, Ameristar East Chicago, Hollywood Casino Lawrenceburg, and Hollywood Gaming at Dayton Raceway experienced strong reopenings. Hollywood Casino at Charles Town Races initially benefited after reopening due to the fact that one of its principal competitors located in Maryland reopened approximately 4 weeks after our property reopened. Meadows Racetrack and Casino and Hollywood Casino at Penn National Race Course continue to be negatively impacted by recent increases in competition in and around the Pennsylvania market. In the periods between reopening and June 30, 2020, Adjusted EBITDAR margins of reopened properties were higher than the prior year due to operating with a reduced workforce, focusing on higher margin gaming offerings, reducing marketing costs, and limiting certain lower margin food and beverage offerings, such as buffets.
South Segment

	For the three months ended June 30,		Change		For the six months ended June 30,		Change
(dollars in millions)	2020	2019	$	%	2020	2019	$	%
Revenues
Gaming	$103.7	$206.8	$(103.1)	(49.9)%	$272.3	$426.9	$(154.6)	(36.2)%
Food, beverage, hotel and other	17.8	75.4	(57.6)	(76.4)%	72.5	147.2	(74.7)	(50.7)%
Total revenues	$121.5	$282.2	$(160.7)	(56.9)%	$344.8	$574.1	$(229.3)	(39.9)%

Adjusted EBITDAR	$44.4	$92.8	$(48.4)	(52.2)%	$97.0	$190.6	$(93.6)	(49.1)%
Adjusted EBITDAR margin	36.5%	32.9%		360 bps	28.1%	33.2%		(510) bps
The South segment’s total revenues and Adjusted EBITDAR decreased for the three and six months ended June 30, 2020, as compared to the prior year periods, and Adjusted EBITDAR margin decreased for the six months ended June 30, 2020 due to the temporary closures of our gaming properties within the South segment on March 17, 2020 as a result of the COVID-19 pandemic. We reopened our Louisiana properties and our Mississippi properties between May 18, 2020 and May 21, 2020, all with reduced gaming and hotel (if applicable) capacity and limited food and beverage offerings. Despite the temporary closures, Adjusted EBITDAR margin increased for the three months ended June 30, 2020 due to operating with a reduced workforce, focusing on higher margin gaming offerings, reducing marketing costs, and limiting certain lower margin food and beverage offerings, such as buffets.
In the periods between reopening and June 30, 2020, as compared to the prior year, with the exception of Ameristar Vicksburg, all of our reopened properties in the South segment experienced Adjusted EBITDAR growth with 1st Jackpot Casino, Boomtown New Orleans, and Margaritaville also experiencing growth in total revenues. In addition, the favorable year-over-year comparisons at the majority of our South segment properties accelerated throughout the reopened period. Boomtown New Orleans initially benefited after reopening due to the fact that one of its principal competitors reopened approximately 3-4 weeks after our property reopened.
West Segment

	For the three months ended June 30,		Change		For the six months ended June 30,		Change
(dollars in millions)	2020	2019	$	%	2020	2019	$	%
Revenues
Gaming	$12.8	$96.5	$(83.7)	(86.7)%	$84.7	$189.3	$(104.6)	(55.3)%
Food, beverage, hotel and other	4.9	67.7	(62.8)	(92.8)%	59.6	133.6	(74.0)	(55.4)%
Total revenues	$17.7	$164.2	$(146.5)	(89.2)%	$144.3	$322.9	$(178.6)	(55.3)%

Adjusted EBITDAR	$(3.0)	$50.5	$(53.5)	N/M	$21.6	$100.4	$(78.8)	(78.5)%
Adjusted EBITDAR margin	(16.9)%	30.8%		(4770) bps	15.0%	31.1%		(1610) bps
N/M - Not meaningful
The West segment’s total revenues, Adjusted EBITDAR and Adjusted EBITDAR margin decreased for the three and six months ended June 30, 2020, as compared to the prior year periods, due to the temporary closures of our gaming properties within the West segment beginning between March 16, 2020 and March 19, 2020 as a result of the COVID-19 pandemic. Cactus Petes, Horseshu and M Resort reopened on June 4, 2020; and Ameristar Black Hawk reopened on June 17, 2020; all with reduced gaming and hotel (if applicable) capacity and limited food and beverage offerings. Tropicana is scheduled to reopen on September 1, 2020 and Zia Park Casino has not yet reopened.
In the period between reopening and June 30, 2020, Cactus Petes and Horseshu experienced growth in total revenues as well as Adjusted EBITDAR as compared to the prior year. The reopening results of Ameristar Black Hawk were negatively impacted by the fact that the property has not yet been permitted to reopen table games. In addition, the reopening results of M Resort were negatively impacted by general weakness in the economic environment in Las Vegas, which is a destination market. In the periods between reopening and June 30, 2020, Adjusted EBITDAR margins of reopened properties were higher than the prior year due to operating with a reduced workforce, focusing on higher margin gaming offerings, reducing marketing costs, and limiting certain lower margin food and beverage offerings, such as buffets.
Midwest Segment

	For the three months ended June 30,		Change		For the six months ended June 30,		Change
(dollars in millions)	2020	2019	$	%	2020	2019	$	%
Revenues
Gaming	$33.5	$229.9	$(196.4)	(85.4)%	$229.7	$463.7	$(234.0)	(50.5)%
Food, beverage, hotel and other	2.5	38.3	(35.8)	(93.5)%	34.4	75.8	(41.4)	(54.6)%
Total revenues	$36.0	$268.2	$(232.2)	(86.6)%	$264.1	$539.5	$(275.4)	(51.0)%

Adjusted EBITDAR	$(4.6)	$97.8	$(102.4)	N/M	$64.9	$197.0	$(132.1)	(67.1)%
Adjusted EBITDAR margin	(12.8)%	36.5%		(4930) bps	24.6%	36.5%		(1190) bps
N/M - Not meaningful
The Midwest segment’s total revenues, Adjusted EBITDAR and Adjusted EBITDAR margin decreased for the three and six months ended June 30, 2020, as compared to the prior year periods, due to the temporary closures of our gaming properties within the Midwest segment beginning between March 16, 2020 and March 18, 2020 as a result of the COVID-19 pandemic.

We reopened Hollywood Casino at Kansas Speedway on May 25, 2020, Ameristar Council Bluffs and Argosy Casino Riverside on June 1, 2020, and Hollywood Casino St. Louis and River City Casino on June 16, 2020. Our Illinois properties and Prairie State Gaming reopened on July 1, 2020. All of our gaming properties reopened with reduced gaming and hotel (if applicable) capacity and limited food and beverage offerings.
In the periods between reopening and June 30, 2020, all of our reopened properties within the Midwest segment experienced a decline in total revenues as compared to the prior year. However, in the periods between reopening and June 30, 2020, Ameristar Council Bluffs, Argosy Casino Riverside and River City Casino grew Adjusted EBITDAR as compared to the prior year. The operating performance of Hollywood Casino at Kansas Speedway upon reopening was negatively impacted by more lenient social distancing protocols and regulatory restrictions at nearby competitors located in Missouri. In the periods between reopening and June 30, 2020, Adjusted EBITDAR margins of reopened properties were higher than the prior year due to operating with a reduced workforce, focusing on higher margin gaming offerings, reducing marketing costs, and limiting certain lower margin food and beverage offerings, such as buffets.
Other

	For the three months ended June 30,		Change		For the six months ended June 30,		Change
(dollars in millions)	2020	2019	$	%	2020	2019	$	%
Revenues
Gaming	$15.1	$—	$15.1	N/M	$22.7	$0.1	$22.6	N/M
Food, beverage, and other	12.5	9.4	3.1	33.0%	25.2	19.4	5.8	29.9%
Total revenues	$27.6	$9.4	$18.2	193.6%	$47.9	$19.5	$28.4	145.6%

Adjusted EBITDAR	$(8.7)	$(20.8)	$12.1	(58.2)%	$(27.6)	$(41.1)	$13.5	(32.8)%

N/M - Not meaningful
Total revenues and Adjusted EBITDAR of the Other category increased for the three and six months ended June 30, 2020, as compared to the prior year periods, principally as a result of Penn Interactive, specifically the launch of iGaming in Pennsylvania during the third quarter of 2019 and growth in operating live sports betting at retail sportsbooks within the Company’s properties. As noted above, Penn Interactive is scheduled to launch the Barstool Sports online sports betting app in the third quarter of 2020, with the first planned launch in Pennsylvania. We expect the Barstool Sports app to operate in additional states by end of the fourth quarter of 2020. In addition, we expect to use the Barstool Sports brand in the operation of our retail sportsbooks later in 2020.
In addition to Penn Interactive, the increases in Adjusted EBITDAR are driven by decreases in corporate overhead costs of $6.9 million and $5.8 million for the three and six months ended June 30, 2020, respectively, which are principally due to employee furloughs upon property closures and compensation reductions effective April 1, 2020.

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
We define Adjusted EBITDA as earnings before interest expense, net; income taxes; depreciation and amortization; stock-based compensation; debt extinguishment and financing charges; impairment losses; insurance recoveries and deductible charges; changes in the estimated fair value of our contingent purchase price obligations; gain or loss on disposal of assets, the difference between budget and actual expense for cash-settled stock-based awards; pre-opening and acquisition costs; and other income or expenses. Adjusted EBITDA is inclusive of income or loss from unconsolidated affiliates, with our share of non-operating items (such as interest expense, net; income taxes; depreciation and amortization; and stock-based compensation expense) added back for Barstool Sports and our Kansas Entertainment joint venture. Adjusted EBITDA is inclusive of rent expense associated with our triple net operating leases. Although Adjusted EBITDA includes rent expense associated with our triple net operating leases, we believe Adjusted EBITDA is useful as a supplemental measure in evaluating the performance of our consolidated results of operations. We define Adjusted EBITDA margin as Adjusted EBITDA divided by consolidated revenues.
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

	For the three months ended June 30,		For the six months ended June 30,
(dollars in millions)	2020	2019	2020	2019
Net income (loss)	$(214.4)	$51.4	$(823.0)	$92.3
Income tax expense (benefit)	(58.4)	18.5	(157.9)	33.4
Loss (income) from unconsolidated affiliates	1.7	(6.2)	(2.4)	(11.9)
Interest expense, net	135.0	134.7	264.8	267.0
Other income	(29.3)	—	(7.5)	—
Operating income (loss)	(165.4)	198.4	(726.0)	380.8
Stock-based compensation (1)	2.9	3.3	8.9	6.7
Cash-settled stock-based award variance (1)(2)	16.1	(3.4)	7.2	(3.0)
Loss (gain) on disposal of assets (1)	(28.5)	0.4	(27.9)	0.9
Contingent purchase price (1)	0.8	1.0	(1.4)	5.8
Pre-opening and acquisition costs (1)	3.5	3.7	6.7	8.1
Depreciation and amortization	91.9	106.0	187.6	210.1
Impairment losses	—	—	616.1	—
Insurance recoveries, net of deductible charges (1)	—	—	(0.1)	—
Income (loss) from unconsolidated affiliates	(1.7)	6.2	2.4	11.9
Non-operating items of equity method investments (3)	1.1	0.9	2.0	1.9
Adjusted EBITDA	(79.3)	316.5	75.5	623.2
Rent expense associated with triple net operating leases (1)	103.8	90.0	201.3	174.7
Adjusted EBITDAR	$24.5	$406.5	$276.8	$797.9

Net income (loss) margin	(70.2)%	3.9%	(57.9)%	3.5%
Adjusted EBITDA margin	(26.0)%	23.9%	5.3%	23.9%
Adjusted EBITDAR margin	8.0%	30.7%	19.5%	30.6%
(1) These items are included in “General and administrative” within the Company’s unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).
(2) The Company’s cash-settled stock-based awards are adjusted to fair value each reporting period based primarily on the price of the Company’s common stock. As such, significant fluctuations in the price of the Company’s common stock during any reporting period could cause significant variances to budget on cash-settled stock-based awards. During the three and six months ended June 30, 2020, the price of the Company’s common stock increased significantly, which resulted in unfavorable variances to budget, while the price of the Company’s common stock did not vary significantly during the three and six months ended June 30, 2019, which resulted in minimal favorable variance to budget.
(3) Consists principally of interest expense, net; income taxes; depreciation and amortization; and stock-based compensation expense associated with Barstool Sports and our Kansas Entertainment joint venture.

LIQUIDITY AND CAPITAL RESOURCES
Our primary sources of liquidity and capital resources have been and are expected to be cash flow from operations, borrowings from banks, and proceeds from the issuance of debt and equity securities. Our ongoing liquidity will depend on a number of factors, including cash flow from operations; access to debt and equity capital markets; available cash resources; acquisitions and dispositions; funding of construction of development projects; and our compliance with covenants contained under our debt agreements.
Between March 13, 2020 and May 19, 2020, the Company entered into a series of transactions to improve its financial position and liquidity in light of the COVID-19 pandemic, including: (i) borrowing the remaining available amount of $430.0 million under our Revolving Credit Facility; (ii) entering into the Term Sheet with GLPI whereby GLPI agreed to (a) purchase the real estate assets associated with Tropicana in exchange for rent credits of $307.5 million, which closed on April 14, 2020, and (b) purchase the land underlying the Company’s Morgantown development project in exchange for rent credits of $30.0 million, which is expected to close in the fourth quarter of 2020 (the land will be immediately leased back from GLPI); (iii) completing an offering of $330.5 million aggregate principal amount of Convertible Notes; and (iv) completing a public offering of 19,166,667 aggregate shares of Penn Common Stock for gross proceeds of $345.0 million. In addition, on April 14, 2020, the Company entered into an amendment to its Credit Agreement, which, among other things, provides the Company with relief from its financial covenants for a period of up to one year.

	For the six months ended June 30,		Change
(dollars in millions)	2020	2019	$	%
Net cash provided by (used in) operating activities	$(130.9)	$315.2	$(446.1)	N/M
Net cash used in investing activities	$(218.5)	$(494.6)	$276.1	(55.8)%
Net cash provided by financing activities	$1,155.1	$86.9	$1,068.2	1,229.2%
N/M - Not meaningful
Operating Cash Flow
The decrease in net cash provided by (used in) operating activities of $446.1 million for the six months ended June 30, 2020, compared to the prior year period, is due to the temporary closures of our properties due to the COVID-19 pandemic, which significantly decreased cash receipts from customers. Offsetting this decrease was a $105.2 million decrease in cash paid for rent and interest payments, in total, under our Triple Net Leases, which is due to the fact that we utilized rent credits to pay the May and June 2020 rent due under the Master Leases and the Meadows Lease (offset by the increase in payments under the Greektown Lease due to the timing of the acquisition).
Investing Cash Flow
The decrease in net cash used in investing activities of $276.1 million for the six months ended June 30, 2020, compared to the prior year period, is primarily due to the acquisitions of the operations of Margaritaville and Greektown for $109.1 million and $289.2 million, respectively, both net of cash acquired, during the six months ended June 30, 2019. As a part of the acquisitions of Margaritaville and Greektown, the Company entered into sale-leaseback transactions with VICI in the amounts of $261.1 million and $700.0 million, respectively, which had no net impact on the determination of net cash used in investing activities for the six months ended June 30, 2019. In addition, capital expenditures decreased by $21.3 million for the six months ended June 30, 2020, as compared to the prior year period (see below). These decreases were partially offset by our investment in Barstool Sports made during the first quarter of 2020.
Capital Expenditures
In March 2020, in order to preserve liquidity given the uncertainty surrounding the COVID-19 pandemic and its impact on our business, we temporarily suspended construction of our two planned Category 4 satellite casinos in York and Morgantown, Pennsylvania, respectively, which represented overall capital investments of approximately $120 million and $111 million inclusive of each of the gaming licenses acquired in a prior year, respectively. We previously expected both of these projects to be complete by the end of 2020. Furthermore, in light of the COVID-19 pandemic, we do not expect that we will spend as much as previously budgeted for in 2020 and disclosed in our Form 10-K for the year ended December 31, 2019 on capital expenditures.
Capital expenditures for the six months ended June 30, 2020 and 2019 were $73.7 million and $95.0 million, respectively, of which $29.5 million and $12.0 million, respectively, pertained to our York and Morgantown development projects. Capital expenditures decreased for the six months ended June 30, 2020, as compared to the prior year period, due to a decrease in spending in advance of and upon temporarily closing our properties, offset by an increase in spending pertaining to our York and Morgantown development projects. Capital expenditures for six months ended June 30, 2020 and 2019 were principally funded by cash provided by operating activities as well as borrowings under our Revolving Credit Facility. We expect that as operations continue to recover, capital expenditures will begin to increase.
Financing Cash Flow
The increase in net cash provided by financing activities of $1,068.2 million for the six months ended June 30, 2020, as compared to the prior year period, is primarily due to an increase in net borrowings under our Senior Secured Credit Facilities of $362.1 million, $322.2 million of net proceeds from the issuance of the Convertible Notes, and $331.2 million of net proceeds from the offering of shares of Penn Common Stock.
Senior Secured Credit Facilities
As of June 30, 2020, the Company’s Senior Secured Credit Facilities had a gross outstanding balance of $2,436.4 million, consisting of a $654.6 million Term Loan A Facility and a $1,111.8 million Term Loan B-1 Facility (as such terms are defined below), and a Revolving Credit Facility, which had $670.0 million drawn as of June 30, 2020. Additionally, as of June 30, 2020, the Company had conditional obligations under letters of credit issued pursuant to the Senior Secured Credit Facilities with face amounts aggregating $29.4 million.
On March 13, 2020, we borrowed the remaining available amount of $430.0 million under our Revolving Credit Facility, resulting in $0.6 million available borrowing capacity as of June 30, 2020. The Company elected to draw down the remaining available funds from its Revolving Credit Facility in order to maintain maximum financial flexibility in light of the COVID-19 pandemic.
In January 2017, the Company entered into an agreement to amend and restate its previous credit agreement, dated October 30, 2013, as amended (the “Credit Agreement”), which provided for: (i) a five-year $700.0 million revolving credit facility (the “Revolving Credit Facility”), (ii) a five-year $300.0 million term loan A facility (the “Term Loan A Facility”), and (iii) a seven-year $500.0 million term loan B facility (the “Term Loan B Facility”). The Term Loan B Facility was fully repaid and terminated prior to 2019.
In October 2018, in connection with the acquisition of Pinnacle Entertainment, Inc., (the “Pinnacle Acquisition”), the Company entered into an incremental joinder agreement (the “Incremental Joinder”), which amended the Credit Agreement. The Incremental Joinder provided for an additional $430.2 million of incremental loans having the same terms as the existing Term Loan A Facility, with the exception of extending the maturity date, and an additional $1,128.8 million of loans as a new tranche having new terms (the “Term Loan B-1 Facility” and collectively with the Revolving Credit Facility and the Term Loan A Facility, the “Senior Secured Credit Facilities”). With the exception of extending the maturity date, the Incremental Joinder did not impact the Revolving Credit Facility.
On April 14, 2020, the Company entered into a second amendment to its Credit Agreement with its various lenders (the “Amendment Agreement”) to provide for certain modifications. During the period beginning on April 14, 2020 and ending on the earlier of (x) the date that is two business days after the date on which the Company delivers a covenant relief period termination notice to the administrative agent and (y) the date on which the administrative agent receives a compliance certificate for the quarter ending March 31, 2021 (the “Covenant Relief Period”), the Company will not have to comply with any Maximum Leverage Ratio or Minimum Interest Coverage Ratio (as such terms are defined in the Credit Agreement). During the Covenant Relief Period, the Company will be subject to a minimum liquidity covenant that requires cash and cash equivalents and availability under its Revolving Credit Facility to be (i) at least $400.0 million through April 30, 2020; (ii) $350.0 million during the period from May 1, 2020 through May 31, 2020; (iii) $300.0 million during the period from June 1, 2020 through June 30, 2020; and (iv) $225.0 million during the period from July 1, 2020 through March 31, 2021.
The Amendment Agreement also amended the financial covenants that are applicable after the Covenant Relief Period to permit the Company to (i) maintain a maximum consolidated total net leverage ratio of up to a ratio that varies by quarter, ranging between 5.50:1.00 and 4.50:1.00 in 2021 and 4.25:1.00 thereafter, tested quarterly on a pro forma trailing twelve month (“PF TTM”) basis; (ii) maintain a maximum senior secured net leverage ratio of up to a ratio that varies by quarter, ranging between 4.50:1.00 and 3.50:1.00 in 2021 and 3.00:1.00 thereafter, tested quarterly on a PF TTM basis; and (iii) maintain an interest coverage ratio of 2.50:1.00, tested quarterly on a PF TTM basis.
In addition, the Amendment Agreement (i) provides that, during the Covenant Relief Period, loans under the Revolving Credit Facility and the Term Loan A Facility shall bear interest at either a base rate or an adjusted LIBOR rate, in each case, plus an applicable margin, in the case of base rate loans, of 2.00%, and in the case of adjusted LIBOR rate loans, of 3.00%; (ii) provides that, during the Covenant Relief Period, the Company shall pay a commitment fee on the unused portion of the commitments under the Revolving Credit Facility at a rate of 0.50% per annum; (iii) provides for a 0.75% LIBOR floor applicable to all LIBOR loans under the Senior Secured Credit Facilities; (iv) carves out COVID-19 related effects from certain terms of the Senior Secured Credit Facilities during the Covenant Relief Period; and (v) makes certain other changes to the covenants and other provisions of the Credit Agreement.
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
2.75% Unsecured Convertible Notes
In May 2020, the Company completed an offering of $330.5 million aggregate principal amount of 2.75% unsecured convertible notes that mature, unless earlier converted, redeemed or repurchased, on May 15, 2026 (the “Convertible Notes”) at a price of par. After lender fees and discounts, net proceeds received by the Company were $322.2 million. Interest on the Convertible Notes is payable on May 15th and November 15th of each year, beginning on November 15, 2020.
The Convertible Notes are convertible into shares of the Company’s common stock at an initial conversion price of $23.40 per share, or 42.7350 shares, per $1,000 principal amount of notes, subject to adjustment if certain corporate events occur. However, in no event will the conversion exceed 55.5555 shares of common stock per $1,000 principal amount of notes. As of June 30, 2020, based on the initial conversion price, the maximum number of shares that could be issued to satisfy the conversion feature of the Convertible Notes is 18,360,815.
Prior to February 15, 2026, at their election, holders of the Convertible Notes may convert outstanding notes starting in the fourth quarter of 2020 if the trading price of the Company’s common stock exceeds 130% of the initial conversion price or, starting shortly after the issuance of the Convertible Notes, if the trading price per $1,000 principal amount of notes is less than 98% of the product of the trading price of the Company’s common stock and the conversion rate then in effect. The Convertible Notes may, at the Company’s election, be settled in cash, shares of common stock of the Company, or a combination thereof. The Company has the option to redeem the Convertible Notes, in whole or in part, beginning November 20, 2023.
In addition, the Convertible Notes convert into shares of the Company’s common stock upon the occurrence of certain corporate events that constitute a fundamental change under the indenture governing the Convertible Notes at a purchase price equal to 100% of the principal amount thereof, plus accrued and unpaid interest to, but excluding, the date of repurchase. In connection with certain corporate events or if the Company issues a notice of redemption, it will, under certain circumstances, increase the conversion rate for holders who elect to convert their Convertible Notes in connection with such corporate events or during the relevant redemption period for such Convertible Notes.
Covenants
Our Credit Agreement and the indenture governing our 5.625% Notes require us, among other obligations, to maintain specified financial ratios and to satisfy certain financial tests. In addition, the Company’s Credit Agreement and the indenture governing our 5.625% Notes restrict, among other things, its ability to incur additional indebtedness, incur guarantee obligations, amend debt instruments, pay dividends, create liens on assets, make investments, engage in mergers or consolidations, and otherwise restrict corporate activities. Our debt agreements also contain customary events of default, including cross-default provisions that require us to meet certain requirements under the Penn Master Lease and the Pinnacle Master Lease, each with GLPI. If we are unable to meet our financial covenants or in the event of a cross-default, it could trigger an acceleration of payment terms.
As of June 30, 2020, the Company was in compliance with all required financial covenants. The Company believes that it will remain in compliance with all of its required financial covenants for at least the next twelve months following the date of filing this Form 10-Q with the SEC.

Common Stock Offering
On May 14, 2020, the Company completed a public offering of 16,666,667 shares of Penn Common Stock and on May 19, 2020, the underwriters exercised their right to purchase an additional 2,500,000 shares of Penn Common Stock, resulting in an aggregate public offering of 19,166,667 shares of Penn Common Stock. All of the shares were issued at a public offering price of $18.00 per share, resulting in gross proceeds of $345.0 million, and net proceeds of $331.2 million after underwriter fees and discounts of $13.8 million.
Triple Net Leases
The majority of the gaming facilities used in the Company’s operations are subject to triple net master leases; the most significant of which are the Penn Master Lease and the Pinnacle Master Lease. The Company’s Master Leases are accounted for as either operating leases, finance leases, or financing obligations. In addition, four of the Company’s gaming facilities, Meadows, Margaritaville, Greektown and Tropicana, are subject to individual triple net leases. As previously mentioned, we refer to the Penn Master Lease, the Pinnacle Master Lease, the Meadows Lease, the Margaritaville Lease, the Greektown Lease, and the Tropicana Lease, collectively as our “Triple Net Leases.” See “Payments to our REIT Landlords under Triple Net Leases” below for tabular information on the payments made during the three and six months ended June 30, 2020 and 2019 pertaining to our Triple Net Leases, inclusive of rent credits utilized.
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
Pinnacle Master Lease
In connection with the Pinnacle Acquisition, the Company assumed a triple net master lease with GLPI (the “Pinnacle Master Lease”), originally effective April 28, 2016, pursuant to which the Company leases real estate assets associated with 12 of the gaming facilities used in its operations. Upon assumption of the Pinnacle Master Lease, as amended, there were 7.5 years remaining of the initial ten-year term, with five subsequent, five-year renewal periods exercisable at the Company’s option.
The payment structure under the Pinnacle Master Lease includes a fixed component, a portion of which is subject to an annual escalator of up to 2%, depending on the Adjusted Revenue to Rent Ratio (as defined in the Pinnacle Master Lease) of 1.8:1, and a component that is based on performance, which is prospectively adjusted every two years by an amount equal to 4% of the average change in net revenues of all properties under the Pinnacle Master Lease compared to a contractual baseline during the preceding two years (“Pinnacle Percentage Rent”). Effective May 1, 2020, the Pinnacle Percentage Rent resulted in an annual rent reduction of $5.0 million, which will be in effect until the next Pinnacle Percentage Rent reset, scheduled to occur on May 1, 2022. We did not incur an annual escalator for the lease year ended April 30, 2020. The next annual escalator test date is scheduled to occur on May 1, 2021.
Tropicana Lease, Meadows Lease, Margaritaville Lease and Greektown Lease
On April 16, 2020, we entered into a triple net lease with a subsidiary of GLPI for the real estate assets used in the operations of Tropicana for nominal rent (the “Tropicana Lease”) and will continue to operate the Tropicana for two years (subject to three one-year extensions at GLPI’s option) or until the real estate assets and the operations of the Tropicana are earlier sold, as discussed above. In the event that GLPI sells the real estate assets used in the operations of Tropicana, the Tropicana Lease will automatically terminate.

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
In connection with the acquisition of Margaritaville, we entered into the Margaritaville Lease with VICI for the real estate assets used in the operations of Margaritaville. The Margaritaville Lease has an initial term of 15 years, with four subsequent five-year renewal options on the same terms and conditions, exercisable at the Company’s option. The payment structure under the Margaritaville Lease includes a fixed component, a portion of which is subject to an annual escalator of up to 2%, and a component that is based on performance, which is prospectively adjusted every two years by an amount equal to 4% of the average change in net revenues of the property compared to a contractual baseline during the preceding two years (“Margaritaville Percentage Rent”).
On February 1, 2020, the Margaritaville Lease was amended to provide for a change in the measurement of the annual escalator from an Adjusted Revenue to Rent Ratio (as defined in the Margaritaville Lease) of 1.9:1 to a minimum ratio of net revenue to rent of 6.1:1. As a result of the annual escalator, effective February 1, 2020, rent under the Margaritaville Lease increased by $0.3 million. The next scheduled annual escalator test date and the first Margaritaville Percentage Rent reset are scheduled to occur on February 1, 2021.
In connection with the acquisition of Greektown, we entered into the Greektown Lease with VICI for the real estate assets used in the operations of Greektown. The Greektown Lease has an initial term of 15 years, with four subsequent five-year renewal options on the same terms and conditions, exercisable at the Company’s option. The payment structure under the Greektown Lease includes a fixed component, a portion of which is subject to an annual escalator of up to 2% subject to an Adjusted Revenue to Rent Ratio (as defined in the Greektown Lease) of 1.85:1, and a component that is based on performance, which is prospectively adjusted every two years by an amount equal to 4% of the average change in net revenues of the facility compared to a contractual baseline during the preceding two years (“Greektown Percentage Rent”). We did not incur an annual escalator for the lease year ended May 31, 2020. The next scheduled annual escalator test date and the first Greektown Percentage Rent reset are scheduled to occur on June 1, 2021.
Payments to our REIT Landlords under Triple Net Leases
Total payments made to our REIT Landlords, GLPI and VICI, inclusive of rent credits utilized, were as follows:

	For the three months ended June 30,		For the six months ended June 30,
(in millions)	2020	2019	2020	2019
Penn Master Lease (1)	$108.3	$114.5	$223.1	$228.9
Pinnacle Master Lease (1)	81.8	82.0	164.3	163.3
Meadows Lease (1)	6.7	6.6	13.5	13.1
Margaritaville Lease	5.9	5.8	11.7	11.5
Greektown Lease	13.9	6.0	27.8	6.0
Total (2)	$216.6	$214.9	$440.4	$422.8
(1)During the three months ended June 30, 2020, we utilized rent credits to pay $72.1 million, $54.2 million and $4.5 million of rent under the Penn Master Lease, Pinnacle Master Lease and Meadows Lease, respectively.
(2)Rent payable under the Tropicana Lease is nominal. Therefore, it has been excluded from the table above.
Other Long-Term Obligations
Relocation Fees

As of June 30, 2020 and December 31, 2019, other long-term obligations included $68.8 million and $76.4 million, respectively, related to the relocation fees for Hollywood Gaming at Dayton Raceway and Hollywood Gaming at Mahoning Valley Race Course, which opened in August 2014 and September 2014, respectively. The relocation fee for each property is payable as follows: $7.5 million upon the opening of the property and eighteen semi-annual payments of $4.8 million beginning one year after the commencement of operations.
Outlook
We began temporary suspension of the operations of all of our 41 properties starting between March 13, 2020 and March 19, 2020 pursuant to various orders from state gaming regulatory bodies or governmental authorities to combat the rapid spread of COVID-19. We began reopening our properties on May 18, 2020 with reduced gaming and hotel capacity and limited food and beverage offerings in order to accommodate comprehensive social distancing and health and safety protocols. As of June 30, 2020, we reopened 31 of our properties and as of the date of filing this Form 10-Q with the SEC, we reopened all of our properties, with the exception of Tropicana, Valley Race Park, and Zia Park Casino.
Though virtually all of our properties have reopened, we cannot be certain whether cash generated from operations and cash on hand, together with amounts available under our Senior Secured Credit Facilities, will be adequate to meet our anticipated obligations under our Triple Net Leases, debt service requirements, capital expenditures and working capital needs in the future, particularly in the event that the COVID-19 pandemic worsens. Our ability to generate sufficient cash flow from operations will depend on a range of economic, competitive and business factors, many of which are outside our control, including the impact of the COVID-19 pandemic. We cannot be certain: (i) of the impact of the operating restrictions to accommodate social distancing and health guidelines will be on our properties; (ii) of the magnitude and duration of the impact of the COVID-19 pandemic (including reoccurrences) on general economic conditions, capital markets, unemployment and our liquidity, operations, supply chain and personnel, including the potential that some or all of properties may be forced to close or cease operations for a certain period of time; (iii) that our business will generate sufficient cash flow from operations; (iv) that the U.S. economy and our business will recover to levels that existed prior to the COVID-19 pandemic and on what time frame; (v) that we will fully achieve the synergies in connection with the Pinnacle Acquisition; (vi) that we will be able to maintain the minimum liquidity required under our Senior Secured Credit Facilities; or (vii) that future borrowings will be available under our Senior Secured Credit Facilities or capital will be available in the credit or equity markets on favorable terms to enable us to service our indebtedness, to make capital expenditures or to maintain working capital. We caution you that the trends seen at our reopened properties may not continue and that these trends may not recur at our other properties as they reopen. In addition, while we anticipated that a significant amount of our future growth would come through the pursuit of opportunities within other distribution channels, such as retail and online sports betting, social gaming, retail gaming, and iGaming; from acquisitions of gaming properties at reasonable valuations; greenfield projects; and jurisdictional expansions and property expansion in under-penetrated markets; there can be no assurance that this will be the case given the uncertainty arising from the COVID-19 pandemic. While we do not anticipate pursuing material acquisition opportunities in the near term, if we consummate significant acquisitions in the future or undertake any significant property expansions, our cash requirements may increase significantly and we may need to make additional borrowings or complete equity or debt financings to meet these requirements. Our future operating performance and our ability to service or refinance our debt will be subject to future economic conditions and to financial, business and other factors, many of which are beyond our control, including without limitation the lasting impacts of the COVID-19 pandemic. See Part II, Item 1A. “Risk Factors” of this Form 10-Q. See also “Risks Related to Our Capital Structure” in Part I, Item 1A. “Risk Factors” of the Company’s Form 10-K for the year ended December 31, 2019 and Part II, Item 1A. “Risk Factors” of the Company’s Form 10-Q for the quarterly period ended March 31, 2020 for a discussion of the risks related to the Company’s capital structure.
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

CRITICAL ACCOUNTING ESTIMATES
A complete discussion of our critical accounting estimates is included in our Form 10-K for the year ended December 31, 2019. There have been no significant changes in our critical accounting estimates during the three months ended June 30, 2020.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
For information with respect to new accounting pronouncements and the impact of these pronouncements on our unaudited Condensed Consolidated Financial Statements, see Note 3, “New Accounting Pronouncements,” in the notes to our unaudited Condensed Consolidated Financial Statements.

IMPORTANT FACTORS REGARDING FORWARD-LOOKING STATEMENTS
This Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements can be identified by the use of forward-looking terminology such as “expects,” “believes,” “estimates,” “projects,” “intends,” “plans,” “seeks,” “may,” “will,” “should,” or “anticipates” or the negative or other variations of these or similar words, or by discussions of future events, strategies or risks and uncertainties. Specifically, forward looking statements include, but are not limited to, statements regarding: COVID-19; the continued impact of the property closures on our business and our stakeholders; demand for gaming following the reopening of our properties, as well as the impact of post-opening restrictions; the possibility of additional government-mandated temporary suspensions of operations at our properties due to COVID-19; the impact of COVID-19 on general economic conditions, capital markets, unemployment and our liquidity, operations, supply chain and personnel; the potential benefits and expected timing of the Morgantown and Perryville transactions with GLPI; availability of potential benefits to us under the CARES Act or other legislation that may be enacted in response to the COVID-19 pandemic; the expected benefits and potential challenges of the investment in Barstool Sports, including the benefits for our online and retail sports betting and iCasino products; the impact of shortened or cancelled sports seasons on our results; the expected financial returns from the transaction with Barstool Sports; the expected launch of the Barstool-branded mobile sports betting product and its future revenue and profit contributions; growth opportunities and potential synergies related to the Pinnacle Acquisition; our ability and the ability of our partners to obtain third-party approvals, including regulatory approvals; our expectations of future results of operations and financial condition; our expectations for our properties, our development projects or our iGaming initiatives; the timing, cost and expected impact of planned capital expenditures on our results of operations; our expectations with regard to the impact of competition; our expectations with regard to acquisitions, potential divestitures and development opportunities, as well as the integration of and synergies related to any companies we have acquired or may acquire; the outcome and financial impact of the litigation in which we are or will be periodically involved; the actions of regulatory, legislative, executive or judicial decisions at the federal, state or local level with regard to our business and the impact of any such actions; our ability to maintain regulatory approvals for our existing businesses and to receive regulatory approvals for our new business partners; our expectations with regard to the impact of competition in online sports betting, iGaming and retail/mobile sportsbooks as well as the potential impact of this business line on our existing businesses; the performance of our partners in online sports betting, iGaming and retail/mobile sportsbooks, including the risks associated with any new business, the actions of regulatory, legislative, executive or judicial decisions at the federal, state or local level with regard to online sports betting, iGaming and retail/mobile sportsbooks and the impact of any such actions; and our expectations regarding economic and consumer conditions. Such statements are all subject to risks, uncertainties and changes in circumstances that could significantly affect the Company’s future financial results and business.
Accordingly, the Company cautions that the forward-looking statements contained herein are qualified by important factors that could cause actual results to differ materially from those reflected by such statements. Such factors include, but are not limited to: (a) the magnitude and duration of the impact of the COVID-19 pandemic on general market conditions, capital markets, unemployment and our liquidity, operations, supply chain and personnel; (b) industry, market, economic, political, regulatory and health conditions; (c) disruptions in operations from data protection breaches, cyberattacks, extreme weather conditions, civil unrest, medical epidemics or pandemics such as COVID-19 (including reoccurrences), and other natural or man-made disasters or catastrophic events; (d) our reopened properties are subject to various operational restrictions to accommodate social distancing and health guidelines; (e) our ability to access additional capital on favorable terms or at all; (f) our ability to remain in compliance with the financial covenants of our debt obligations; (g) the consummation of the proposed Morgantown and Perryville transactions with GLPI are subject to various conditions, including third-party agreements and approvals, and accordingly may be delayed or may not occur at all; (h) actions to reduce costs and improve efficiencies to mitigate losses as a result of the COVID-19 pandemic could negatively impact guest loyalty and our ability to attract and retain employees; (i) the outcome of any legal proceedings that may be instituted against us or our directors, officers or employees; (j) the impact of new or changes in current laws, regulations, rules or other industry standards; (k) the ability of our operating teams to drive revenue and margins; (l) the impact of significant competition from other gaming and entertainment operations; (m) our ability (and the ability of our business partners) to obtain timely regulatory approvals required to own, develop and/or operate our properties, or other delays, approvals or impediments to completing our planned acquisitions or projects, construction factors, including delays, and increased costs; (n) the passage of state, federal or local legislation (including referenda) that would expand, restrict, further tax, prevent or negatively impact operations in or adjacent to the jurisdictions in which we do or seek to do business (such as a smoking ban at any of our properties or the award of additional gaming licenses proximate to our properties, as recently occurred with Illinois and Pennsylvania legislation); (o) the effects of local and national economic, credit, capital market, housing, and energy conditions on the economy in general and on the gaming and lodging industries in particular; (p) the activities of our competitors (commercial and tribal) and the emergence of new competitors (traditional, internet, social, sweepstakes based VGTs in bars and truck stops, as well as emerging Native American gaming tribes, historic racing and state-sponsored i-lottery products in or adjacent to states in which we operate); (q) increases in the effective rate of taxation for any of our operations or at the corporate level; (r) our ability to identify attractive acquisition and development opportunities (especially in new business lines) and to agree to terms with, and maintain good relationships with partners/municipalities for such transactions; (s) the costs and risks involved in the pursuit of such opportunities and our ability to complete the acquisition or development of, and achieve the expected returns from, such opportunities; (t) our expectations for the continued availability and cost of capital; (u) the impact of weather, including flooding, hurricanes and tornadoes; (v) changes in accounting standards; (w) the risk of failing to maintain the integrity of our information technology infrastructure and safeguard our business, employee and customer data (particularly as our iGaming division grows); (x) with respect to our iGaming and sports betting endeavors, the impact of significant competition from other companies for online sports betting, iGaming and sportsbooks, our ability to achieve the expected financial returns related to our investment in Barstool Sports, our ability (and the ability of our business partners) to obtain timely regulatory approvals required to own, develop and/or operate sportsbooks may be delayed and there may be impediments and increased costs to launching the online betting, iGaming and sportsbooks, including delays, and increased costs, intellectual property and legal and regulatory challenges, as well as our ability to successfully develop innovative products that attract and retain a significant number of players in order to grow our revenues and earnings, our ability to establish key partnerships, our ability to generate meaningful returns and the risks inherent in any new business; (y) with respect to our proposed Pennsylvania Category 4 casinos in York and Berks counties, risks relating to construction, and our ability to achieve our expected budgets, timelines and investment returns, including the ultimate location of other gaming properties in the Commonwealth of Pennsylvania; and (z) other factors as discussed in the Company’s Form 10-K for the year ended December 31, 2019; the Company’s Form 10-Q for the quarterly period ended March 31, 2020, this Form 10-Q for the quarterly period ended June 30, 2020, and subsequent Form 10-Qs; and Current Reports on Form 8-K, each as filed with the U.S. Securities and Exchange Commission. The Company does not intend to update publicly any forward-looking statements except as required by law.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
We are exposed to market risk from adverse changes in interest rates with respect to the short-term floating interest rate on borrowings under our Senior Secured Credit Facilities. As of June 30, 2020, the Company’s Senior Secured Credit Facilities had a gross outstanding balance of $2,436.4 million, consisting of a $654.6 million Term Loan A Facility, a $1,111.8 million Term Loan B-1 Facility, and a Revolving Credit Facility, which had $670.0 million drawn as of June 30, 2020.
In May 2020, the Company completed an offering of $330.5 million aggregate principal amount of 2.75% Convertible Notes that mature on May 15, 2026, unless earlier converted, redeemed or repurchased. Interest on the Convertible Notes is payable on May 15th and November 15th of each year, beginning on November 15, 2020.
The table below provides information as of June 30, 2020 about our long-term debt obligations that are sensitive to changes in interest rates, including the notional amounts maturing during the twelve month period presented and the related weighted-average interest rates by maturity dates.

(dollars in millions)	7/01/20 - 06/30/21	7/01/21 - 06/30/22	7/01/22 - 06/30/23	7/01/23 - 06/30/24	7/01/24 - 06/30/25	Thereafter	Total	Fair Value
Fixed rate	$—	$—	$—	$—	$—	$400.0	$400.0	$375.3
Average interest rate						5.625%
Fixed rate	$—	$—	$—	$—	$—	$330.5	$330.5	$497.1
Average interest rate						2.75%
Variable rate	$55.5	$73.2	$82.0	$1,159.0	$11.3	$1,055.4	$2,436.4	$2,345.4
Average interest rate (1)	3.60%	3.63%	3.65%	3.74%	3.00%	3.00%
(1)Estimated rate, reflective of forward LIBOR as of June 30, 2020 plus the spread over LIBOR applicable to variable-rate borrowing.

ITEM 4.CONTROLS AND PROCEDURES
The Company’s management, under the supervision and with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of June 30, 2020. Based on this evaluation, our principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2020 to ensure that information required to be disclosed by the

Company in reports we file or submit under the Exchange Act is (i) recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the United States Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to the Company’s management, including the Company’s principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.
There were no changes that occurred during the fiscal quarter covered by this Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
We are a party to a number of other pending legal proceedings. Management does not expect that the outcome of such proceedings, either individually or in the aggregate, will have a material effect on our financial position, results of operations or cash flows.

ITEM 1A.RISK FACTORS
In addition to the other information set forth in this Form 10-Q, you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our Form 10-K for the year ended December 31, 2019, and our Form 10-Q for the quarterly period ended March 31, 2020, which could materially affect our business, financial condition, and future results. The risks described in our Form 10-K for the year ended December 31, 2019 and our Form 10-Q for the quarterly period ended March 31, 2020 are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our financial condition, operating results and cash flows. The following are new or modified risk factors that should be read in conjunction with the risk factors disclosed under Part I, Item 1A. “Risk Factors” in the Company’s Form 10-K for the year ended December 31, 2019 and Part II, Item 1A. “Risk Factors” in the Company’s Form 10-Q for the quarterly period ended March 31, 2020.
The COVID-19 pandemic has significantly impacted the global economy, including the gaming industry, and has had a material adverse effect on our business, financial condition, results of operations and cash flows, and may continue to do so.
On March 11, 2020, the World Health Organization declared the COVID-19 outbreak to be a global pandemic. The COVID-19 pandemic has significantly impacted health and economic conditions throughout the United States. The global spread of the COVID-19 pandemic has been, and continues to be, complex and rapidly evolving, with governments, public institutions and other organizations imposing or recommending, and businesses and individuals implementing, restrictions on various activities or other actions to combat its spread, such as restrictions and bans on travel or transportation, stay-at-home directives, limitations on the size of gatherings, closures of work facilities, schools, public buildings and businesses, cancellation of events, including sporting events, concerts, conferences and meetings, and quarantines and lock-downs. The COVID-19 pandemic and its consequences have also dramatically reduced travel and demand for casino gaming and related amenities. Many jurisdictions where our properties are located required mandatory closures or imposed capacity limitations and other restrictions affecting our operations. The COVID-19 pandemic and these resulting developments have caused significant disruptions to our ability to generate revenues, profitability and cash flows and have had a material adverse impact on our financial condition, results of operations and cash flows as of and for the three and six months ended June 30, 2020 and which we expect to impact our results of operations and cash flows for the three months ended September 30, 2020. Such impact could worsen and last for an unknown period of time. In addition, these disruptions to us and the gaming industry in general as well as significant negative economic trends due to the COVID-19 pandemic have adversely affected and could continue to adversely affect our stock price.
During the first quarter of 2020, the Company took various actions to reduce its cost structure during the property closures to help mitigate the operating and financial impact of the COVID-19 pandemic, which included: (i) furloughing approximately 26,000 employees and operating with a minimum staffing of less than 850 employees company-wide during the closures; (ii) enacting meaningful compensation reductions to its remaining property and corporate leadership teams effective April 1, 2020 until such time as the Company determines that its properties have substantially returned to normal operations; and (iii) executing substantial reductions in operating expenses, capital expenditures, including temporarily suspending construction of its two planned Category 4 development projects in Pennsylvania, and overall costs. In addition, the Company’s Board of Directors elected to forgo their cash compensation effective April 1, 2020 until such time as the Company determines that its properties have substantially returned to normal operations. Such steps, and further changes we make in the future to reduce costs, may negatively impact our growth prospects, guest loyalty or our ability to attract and retain employees, and our business and reputation may suffer as a result. While we have engaged in cost reduction efforts in connection with the closures, we still have significant fixed and variable expenses.

Though virtually all of our properties have reopened, we cannot predict the period of time required for the ramp-up of operations. We also may be required again to temporarily suspend operations at our properties if ordered by such governmental bodies. Our reopened properties face restrictions on our operations, including capacity limitations, cleaning requirements, restrictions on the number of seats per table game, slot machine spacing, temperature checks, mask protection and social distancing requirements which impact our future operations and ability to generate the same level of revenues and cash flows as before the COVID-19 pandemic. The continued operation of our reopened properties, may be affected by our ability to retain our workforce still on furlough as well as management-level corporate employees due to reductions in compensation or other factors. For example, if our employees that remain on furlough do not return to work with us when the COVID-19 pandemic further subsides, including because they find new employment during the furlough, we may experience operational challenges that may impact our ability to resume operations in full.
Moreover, once restrictions are lifted, it is unclear how quickly customers will return to our properties in numbers comparable to before the COVID-19 pandemic, which may be a function of continued concerns over health and safety, ongoing social distancing measures, or changes in consumer spending behavior due to adverse economic conditions, including job losses. Our properties have large customer-facing footprints and high levels of customer traffic where customers can gather together for personal interaction. As such, some customers may choose for a period of time not to travel or visit our properties for health concerns or due to overall changes in consumer behavior resulting from social distancing. Upon reopening our properties, we saw weakened visitation, which may have been due to increased level of unemployment, continued travel restrictions or warnings, consumer fears, reduced consumer discretionary spending or general economic uncertainty. Our vendors and other suppliers could also experience potential adverse effects of the pandemic that could impact our ability to operate to the same level as prior to the closures. If COVID-19 continues to spread, governmental agencies or officials may order additional closures or impose further restrictions on the number of people allowed in our properties or in proximity to each other. Any of these events could result in significant further disruption to our operations and a drop in demand for our properties and could have a material adverse effect on us.
We could experience other potential adverse impacts as a result of the COVID-19 pandemic, including, but not limited to, further charges from adjustments to the carrying amount of goodwill and other intangible assets, long-lived asset impairment charges, or impairments of investments in joint ventures.
The ultimate impact of the COVID-19 pandemic on our business, results of operations, financial condition and cash flows will depend on numerous evolving factors that we may not be able to accurately predict or assess, including the duration and scope of the pandemic (and whether there is a resurgence or multiple resurgences in the future); the duration and impact on overall customer demand; the possibility that governmental bodies may again order temporary suspension of operation at our properties; our ability to again generate revenue and profits capable of supporting our ongoing operations; new information which may emerge concerning the severity of COVID-19; the negative impact it has on global and regional economies and economic activity; the ability of us and our business partners to successfully navigate the impacts of the pandemic; actions governments, businesses and individuals take in response to the pandemic, including limiting or banning travel and limiting or banning leisure, casino and entertainment (including concerts, sports and similar events) activities; and how quickly economies, travel activity, and demand for gaming, entertainment and leisure activities recovers after the pandemic subsides. The impact of the COVID-19 pandemic may also have the effect of exacerbating many of the other risks described in our Form 10-K for the year ended December 31, 2019 and our Form 10-Q for the quarterly period ended March 31, 2020. As a result of the foregoing, we cannot predict the ultimate scope, duration and impact the COVID-19 pandemic will have on our results of operations, but we expect that it will continue to have a material impact on our business, financial condition, liquidity, results of operations (including revenues and profitability) and stock price.

ITEM 6. EXHIBITS

Exhibit
Number	Description of Exhibit
2.1††
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

2.2††
Lease, dated as of April 16, 2020, by and among Tropicana Land LLC and Tropicana Las Vegas, Inc. is hereby incorporated by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K filed on April 20, 2020. (SEC File No. 000-24206).

4.1
Indenture, dated May 14, 2020, between the Company and Wells Fargo Bank, National Association, as trustee is hereby incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on May 14, 2020. (SEC File No. 000-24206).

4.2
First Supplemental Indenture, dated May 14, 2020, between the Company and Wells Fargo Bank, National Association, as trustee is hereby incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on May 14, 2020. (SEC File No. 000-24206).

4.3
Form of Note representing the 2.75% Convertible Senior Notes due 2026 (included in Exhibit 4.2) is hereby incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on May 14, 2020. (SEC File No. 000-24206).

10.1†
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

PENN NATIONAL GAMING, INC.
Dated:	August 6, 2020	By:	/s/ Christine LaBombard
Christine LaBombard
Senior Vice President and Chief Accounting Officer