Form 10-Q
period 2020-09-30
PENN NATIONAL GAMING INC
filed 2020-11-04
CIK 921738

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
As of October 31, 2020, the number of shares of the registrant’s common stock outstanding was 155,324,295.

PENN NATIONAL GAMING, INC. AND SUBSIDIARIES

PART I.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

PENN NATIONAL GAMING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(in millions, except share and per share data)	September 30, 2020	December 31, 2019
Assets
Current assets
Cash and cash equivalents	$1,873.1	$437.4
Receivables, net of allowance for doubtful accounts of $10.1 and $7.7	138.6	88.7
Prepaid expenses	49.5	54.6
Income tax receivable	64.0	22.1
Other current assets	61.3	40.0
Total current assets	2,186.5	642.8
Property and equipment, net	4,592.9	5,120.2
Investment in and advances to unconsolidated affiliates	263.0	128.3
Goodwill and other intangible assets, net	2,672.8	3,297.2
Lease right-of-use assets	4,832.7	4,837.3
Other assets	264.1	168.7
Total assets	$14,812.0	$14,194.5

Liabilities
Current liabilities
Accounts payable	$64.4	$40.3
Current maturities of long-term debt	84.8	62.9
Current portion of financing obligations	35.3	40.5
Current portion of lease liabilities	127.2	130.6
Accrued expenses and other current liabilities	609.7	631.3
Total current liabilities	921.4	905.6
Long-term debt, net of current maturities, debt discount and debt issuance costs	2,355.7	2,322.2
Long-term portion of financing obligations	4,075.5	4,102.2
Long-term portion of lease liabilities	4,595.5	4,670.0
Deferred income taxes	120.7	244.6
Other long-term liabilities	111.5	98.0
Total liabilities	12,180.3	12,342.6
Commitments and contingencies (Note 14)
Stockholders’ equity
Series B Preferred stock ($0.01 par value, 1,000,000 shares authorized, no shares issued and outstanding)	—	—
Series C Preferred stock ($0.01 par value, 18,500 shares authorized, no shares issued and outstanding)	—	—
Series D Preferred stock ($0.01 par value, 5,000 shares authorized, 883 shares issued and outstanding)	23.1	—
Common stock ($0.01 par value, 200,000,000 shares authorized, 157,421,311 and 118,125,652 shares issued, and 155,253,918 and 115,958,259 shares outstanding)	1.6	1.2
Treasury stock, at cost, (2,167,393 shares held in both periods)	(28.4)	(28.4)
Additional paid-in capital	3,155.8	1,718.3
Retained earnings (accumulated deficit)	(518.4)	161.6
Total Penn National stockholders’ equity	2,633.7	1,852.7
Non-controlling interest	(2.0)	(0.8)
Total stockholders’ equity	2,631.7	1,851.9
Total liabilities and stockholders’ equity	$14,812.0	$14,194.5
See accompanying notes to the Condensed Consolidated Financial Statements.

PENN NATIONAL GAMING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	For the three months ended September 30,		For the nine months ended September 30,
(in millions, except per share data)	2020	2019	2020	2019
Revenues
Gaming	$993.6	$1,088.5	$2,155.7	$3,185.2
Food, beverage, hotel and other	136.1	266.0	395.6	775.0
Total revenues	1,129.7	1,354.5	2,551.3	3,960.2
Operating expenses
Gaming	458.1	587.5	1,101.0	1,699.1
Food, beverage, hotel and other	70.1	171.2	260.0	500.5
General and administrative	317.6	309.7	828.7	883.6
Depreciation and amortization	87.7	106.3	275.3	316.4
Impairment losses	—	—	616.1	—
Total operating expenses	933.5	1,174.7	3,081.1	3,399.6
Operating income (loss)	196.2	179.8	(529.8)	560.6
Other income (expenses)
Interest expense, net	(142.3)	(133.5)	(407.1)	(400.5)
Income from unconsolidated affiliates	5.0	9.8	7.4	21.7
Other	68.0	7.2	75.5	7.2
Total other expenses	(69.3)	(116.5)	(324.2)	(371.6)
Income (loss) before income taxes	126.9	63.3	(854.0)	189.0
Income tax benefit (expense)	14.3	(19.6)	172.2	(53.0)
Net income (loss)	141.2	43.7	(681.8)	136.0
Less: Net loss attributable to non-controlling interest	0.7	0.2	1.2	0.4
Net income (loss) attributable to Penn National	$141.9	$43.9	$(680.6)	$136.4

Comprehensive income (loss)	$141.2	$43.7	$(681.8)	$136.0
Less: Comprehensive loss attributable to non-controlling interest	0.7	0.2	1.2	0.4
Comprehensive income (loss) attributable to Penn National	$141.9	$43.9	$(680.6)	$136.4

Earnings (loss) per share:
Basic earnings (loss) per share	$1.02	$0.38	$(5.36)	$1.18
Diluted earnings (loss) per share	$0.93	$0.38	$(5.36)	$1.16

Weighted-average common shares outstanding - basic	138.2	115.2	126.9	115.8
Weighted-average common shares outstanding - diluted	155.5	116.7	126.9	117.7
See accompanying notes to the Condensed Consolidated Financial Statements.

PENN NATIONAL GAMING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(UNAUDITED)

	Three Months Ended September 30, 2020 and 2019
	Preferred Stock		Common Stock		Treasury Stock	Addi- tional Paid-In Capital	Retained Earnings (Accum- ulated Deficit)	Total Penn National Stock- holders’ Equity	Non-Control- ling Interest	Total Stock- holders’ Equity
(in millions, except share data)	Shares	Amount	Shares	Amount
Balance as of July 1, 2020	883	$23.1	137,435,090	$1.4	$(28.4)	$2,170.4	$(660.3)	$1,506.2	$(1.3)	$1,504.9
Share-based compensation arrangements	—	—	1,718,828	—	—	28.3	—	28.3	—	28.3
Common stock offering (Note 15)	—	—	16,100,000	0.2	—	957.4	—	957.6	—	957.6
Net income (loss)	—	—	—	—	—	—	141.9	141.9	(0.7)	141.2
Other	—	—	—	—	—	(0.3)	—	(0.3)	—	(0.3)
Balance as of September 30, 2020	883	$23.1	155,253,918	$1.6	$(28.4)	$3,155.8	$(518.4)	$2,633.7	$(2.0)	$2,631.7

Balance as of July 1, 2019	—	$—	115,869,769	$1.2	$(28.4)	$1,708.9	$210.2	$1,891.9	$(0.2)	$1,891.7
Share-based compensation arrangements	—	—	7,496	—	—	4.0	—	4.0	—	4.0
Net income (loss)	—	—	—	—	—	—	43.9	43.9	(0.2)	43.7
Balance as of September 30, 2019	—	$—	115,877,265	$1.2	$(28.4)	$1,712.9	$254.1	$1,939.8	$(0.4)	$1,939.4

	Nine Months Ended September 30, 2020 and 2019
	Preferred Stock		Common Stock		Treasury Stock	Addi- tional Paid-In Capital	Retained Earnings (Accum- ulated Deficit)	Total Penn National Stock- holders’ Equity	Non-Control- ling Interest	Total Stock- holders’ Equity
(in millions, except share data)	Shares	Amount	Shares	Amount
Balance as of January 1, 2020	—	$—	115,958,259	$1.2	$(28.4)	$1,718.3	$161.6	$1,852.7	$(0.8)	$1,851.9
Share-based compensation arrangements	—	—	4,028,992	—	—	61.0	—	61.0	—	61.0
Common stock offering (Note 15)	—	—	35,266,667	0.4	—	1,288.4	—	1,288.8	—	1,288.8
Convertible debt offering (Note 10)	—	—	—	—	—	88.2	—	88.2	—	88.2
Barstool Sports investment (Note 12)	883	23.1	—	—	—	—	—	23.1	—	23.1
Cumulative-effect adjustment upon adoption of ASU 2016-13	—	—	—	—	—	—	0.6	0.6	—	0.6
Net loss	—	—	—	—	—	—	(680.6)	(680.6)	(1.2)	(681.8)
Other	—	—	—	—	—	(0.1)	—	(0.1)	—	(0.1)
Balance as of September 30, 2020	883	$23.1	155,253,918	$1.6	$(28.4)	$3,155.8	$(518.4)	$2,633.7	$(2.0)	$2,631.7

Balance as of January 1, 2019	—	$—	116,687,808	$1.2	$(28.4)	$1,726.4	$(968.0)	$731.2	$—	$731.2
Share-based compensation arrangements	—	—	461,280	—	—	11.4	—	11.4	—	11.4
Cumulative-effect adjustment upon adoption of ASC 842	—	—	—	—	—	—	1,085.7	1,085.7	—	1,085.7
Share repurchases	—	—	(1,271,823)	—	—	(24.9)	—	(24.9)	—	(24.9)
Net income (loss)	—	—	—	—	—	—	136.4	136.4	(0.4)	136.0
Balance as of September 30, 2019	—	$—	115,877,265	$1.2	$(28.4)	$1,712.9	$254.1	$1,939.8	$(0.4)	$1,939.4
See accompanying notes to the Condensed Consolidated Financial Statements.

PENN NATIONAL GAMING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the nine months ended September 30,
(in millions)	2020	2019
Operating activities
Net income (loss)	$(681.8)	$136.0
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	275.3	316.4
Amortization of debt discount and debt issuance costs	11.0	5.7
Noncash operating lease expense	84.0	79.0
Change in fair value of contingent purchase price	(1.4)	7.0
Holding gain on equity securities	(75.6)	(7.1)
Loss (gain) on sale or disposal of property and equipment	(33.9)	8.3
Noncash rent and interest expense related to the utilization of rent credits	232.3	—
Income from unconsolidated affiliates	(7.4)	(21.7)
Return on investment from unconsolidated affiliates	17.3	22.0
Deferred income taxes	(124.0)	28.8
Stock-based compensation	11.7	10.4
Impairment losses	616.1	—
Changes in operating assets and liabilities, net of businesses acquired
Accounts receivable	(27.5)	23.6
Prepaid expenses and other current assets	14.4	12.5
Other assets	(3.4)	(1.5)
Accounts payable	22.3	8.1
Accrued expenses	3.6	(20.3)
Income taxes	(43.9)	(4.5)
Operating lease liabilities	(69.8)	(107.6)
Other current and long-term liabilities	1.5	24.1
Net cash provided by operating activities	220.8	519.2
Investing activities
Capital expenditures	(97.6)	(136.7)
Consideration paid for Barstool Sports investment	(135.0)	—
Consideration paid for acquisitions of businesses, net of cash acquired	(3.0)	(1,359.4)
Proceeds from sale-and-leaseback transactions in conjunction with acquisitions	—	961.1
Acquisition of equity securities	—	(5.1)
Additional contributions to joint ventures	(3.9)	—
Other	3.6	(2.0)
Net cash used in investing activities	(235.9)	(542.1)

	For the nine months ended September 30,
(in millions)	2020	2019
Financing activities
Proceeds from revolving credit facility	540.0	395.0
Repayments on revolving credit facility	(680.0)	(307.0)
Proceeds from issuance of long-term debt, net of discounts	322.2	—
Principal payments on long-term debt	(35.0)	(35.0)
Debt and equity issuance costs	(6.9)	—
Payments of other long-term obligations	(8.4)	(15.4)
Principal payments on financing obligations	(20.9)	(38.4)
Principal payments on finance leases	(2.7)	(4.6)
Proceeds from common stock offerings, net of discounts and fees	1,288.8	—
Proceeds from exercise of options	55.5	1.0
Repurchase of common stock	—	(24.9)
Proceeds from insurance financing	19.5	14.3
Payments on insurance financing	(19.6)	(14.8)
Other	(7.0)	(4.1)
Net cash provided by (used in) financing activities	1,445.5	(33.9)
Change in cash, cash equivalents, and restricted cash	1,430.4	(56.8)
Cash, cash equivalents and restricted cash at the beginning of the year	455.2	481.2
Cash, cash equivalents and restricted cash at the end of the period	$1,885.6	$424.4

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$1,873.1	$406.9
Restricted cash included in Other current assets	9.9	15.6
Restricted cash included in Other assets	2.6	1.9
Total cash, cash equivalents and restricted cash	$1,885.6	$424.4

Supplemental disclosure:
Cash paid for interest, net of amounts capitalized	$256.6	$404.4
Cash payments (refunds) related to income taxes, net	$(6.0)	$20.9

Non-cash investing and financing activities:
Rent credits received upon sale of Tropicana land and buildings	$307.5	$—
Commencement of operating leases	$67.4	$713.3
Commencement of finance leases	$—	$4.3
Accrued capital expenditures	$(13.1)	$8.3
Acquisition of equity securities	$—	$16.1
See accompanying notes to the Condensed Consolidated Financial Statements.

PENN NATIONAL GAMING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1—Organization and Basis of Presentation
Organization: Penn National Gaming, Inc., together with its subsidiaries (“Penn National,” the “Company,” “we,” “our,” or “us”), is a leading, diversified, multi-jurisdictional owner and manager of gaming and racing properties, sports betting operations, and video gaming terminal (“VGT”) operations. In addition, we hold a 36% equity interest in Barstool Sports, Inc. (“Barstool Sports”), a leading digital sports, entertainment and media platform. We also operate an interactive gaming (“iGaming”) division through our subsidiary, Penn Interactive Ventures, LLC (“Penn Interactive”), which operates an online casino (“iCasino”) and launched an online sports betting app called Barstool Sports in Pennsylvania in September 2020. Our MYCHOICE® customer loyalty program (the “mychoice program”) provides our members with various benefits, including complimentary goods and/or services.
As of September 30, 2020, we owned, managed, or had ownership interests in 41 gaming and racing properties in 19 states and were licensed to offer live sports betting at our properties in Indiana, Iowa, Michigan, Mississippi, Nevada, Pennsylvania and West Virginia. The majority of the real estate assets (i.e., land and buildings) used in our operations are subject to triple net master leases; the most significant of which are the Penn Master Lease and the Pinnacle Master Lease (as such terms are defined in Note 11, “Leases,” and collectively referred to as the “Master Leases”), with Gaming and Leisure Properties, Inc. (Nasdaq: GLPI) (“GLPI”), a real estate investment trust (“REIT”).
Impact of the COVID-19 Pandemic and Company Response: On March 11, 2020, the World Health Organization declared the novel coronavirus (known as “COVID-19”) outbreak to be a global pandemic. We began temporary suspension of the operations of all of our properties between March 13, 2020 and March 19, 2020 pursuant to various orders from state gaming regulatory bodies or governmental authorities to combat the rapid spread of COVID-19. We began reopening our properties on May 18, 2020 with reduced gaming and hotel capacity and limited food and beverage offerings in order to accommodate comprehensive social distancing and health and safety protocols. As of September 30, 2020, with the exception of Valley Race Park and Zia Park Casino, all of our properties have reopened.
During the first quarter of 2020, the Company took various actions to reduce its cost structure to help mitigate the operating and financial impact of the COVID-19 pandemic during the period the properties were closed, which included: (i) furloughing the vast majority of its employees and operating with a minimum staffing of less than 850 employees company-wide during the closures; (ii) enacting meaningful compensation reductions to its remaining property and corporate leadership teams effective April 1, 2020 and through September 30, 2020 (compensation was fully restored effective October 1, 2020); and (iii) executing substantial reductions in operating expenses and capital expenditures, including temporarily suspending construction of its two planned Category 4 development projects in Pennsylvania. In addition, during the pendency of property closures, the Company’s Board of Directors elected to forgo their cash compensation effective April 1, 2020 and through September 30, 2020.
Between March 13, 2020 and September 30, 2020, we entered into a series of transactions to improve our financial position and liquidity in light of the COVID-19 pandemic, including: (i) on March 13, 2020, we provided notice to our lenders to borrow the remaining available amount of $430.0 million under our Revolving Credit Facility; (ii) on March 27, 2020, we entered into a binding term sheet with GLPI (the “Term Sheet”) whereby GLPI agreed to (a) purchase the real estate assets associated with Tropicana Las Vegas (“Tropicana”) in exchange for rent credits of $307.5 million, which closed on April 16, 2020, and (b) a sale-leaseback of the land underlying our Hollywood Casino Morgantown (“Morgantown”) development project in Morgantown, Pennsylvania, in exchange for rent credits of $30.0 million, which closed on October 1, 2020; (iii) on May 14, 2020 (May 19, 2020 with respect to the Underwriters’ exercising their options to acquire additional 2.75% Convertible Notes), we completed a public offering of $330.5 million aggregate principal amount of 2.75% Convertible Notes; (iv) on May 14, 2020 (May 19, 2020 with respect to the Underwriters’ exercising their options to purchase additional shares), we completed a public offering of 19,166,667 aggregate shares of common stock, par value of $0.01 per share, of the Company (“Penn Common Stock”) for gross proceeds of $345.0 million; and (v) on September 24, 2020 (September 25, 2020 with respect to the Underwriters’ exercising their options to purchase additional shares), we completed a public offering of 16,100,000 aggregate shares of Penn Common Stock for gross proceeds of $982.1 million. In addition, on April 14, 2020, the Company entered into an amendment to its Credit Agreement, which, among other things, provides it with relief from its financial covenants for a period of up to one year. Further, on September 30, 2020, the Company fully repaid $670.0 million of outstanding borrowings under its Revolving Credit Facility. The terms “Revolving Credit Facility,” “Convertible Notes” and “Credit Agreement” are defined in Note 10, “Long-term Debt.”

On March 27, 2020, the President of the United States signed into law the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), which provides emergency economic assistance for American workers, families and businesses affected by the COVID-19 pandemic. The economic relief package includes government loan enhancement programs and various tax provisions to help improve liquidity for American businesses. Based on our evaluation of the CARES Act, we qualify for certain employer refundable payroll credits, deferral of applicable payroll taxes, net operating loss (“NOL”) carrybacks and immediate expensing for eligible qualified improvement property. We intend to continue to review and consider available benefits under the CARES Act for which we qualify, including those described above.
The COVID-19 pandemic caused significant disruptions to our business and had a material adverse impact on our financial condition, results of operations and cash flows, the magnitude of which continues to develop based on (i) the timing and extent of the recovery in visitation and consumer spending at our properties; (ii) the continued impact of implementing social distancing and health and safety guidelines at our properties, including reductions in gaming and hotel capacity and limiting the number of food and beverage options; and (iii) whether any of our properties will be required to again temporarily suspend operations in the event that the pandemic significantly worsens. We are currently unable to determine whether, when or how the conditions surrounding the COVID-19 pandemic will change or whether the recovery in visitation and consumer spending is sustainable.
The Company could experience other potential adverse impacts as a result of the COVID-19 pandemic, including, but not limited to, further charges from adjustments to the carrying amount of goodwill and other intangible assets, long-lived asset impairment charges, or impairments of investments in joint ventures. In addition, the negative impacts of the COVID-19 pandemic may result in further changes in the amount of valuation allowance required. Actual results may differ materially from the Company’s current estimates as the scope of the COVID-19 pandemic evolves, depending largely, though not exclusively, on the impact of required capacity reductions, social distancing and health and safety guidelines, and the sustainability of current trends in recovery at our reopened properties.
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

Segment Information: We view each of our gaming and racing properties as an operating segment with the exception of our two properties in Jackpot, Nevada, which we view as one operating segment. We consider our combined VGT operations, by state, to be separate operating segments. See Note 18, “Segment Information,” for further information. For financial reporting purposes, we aggregate our operating segments into the following four reportable segments:

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
Revenue Recognition: Our revenue from contracts with customers consists primarily of gaming wagers, food and beverage transactions, retail transactions, hotel room sales, racing wagers, and sports betting wagers. See Note 5, “Revenue Disaggregation,” for information on our revenue by type and geographic location.

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

	For the three months ended September 30,		For the nine months ended September 30,
(in millions)	2020	2019	2020	2019
Food and beverage	$29.4	$66.7	$90.7	$195.3
Hotel	21.9	44.1	58.6	121.5
Other	1.5	4.2	5.0	13.0
Total complimentaries associated with gaming contracts	$52.8	$115.0	$154.3	$329.8
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
Our mychoice program allows members to utilize their reward membership cards to earn loyalty points that are redeemable for slot play and complimentaries, such as food and beverage at our restaurants, lodging at our hotels and products offered at our retail stores across the vast majority of our properties. In addition, members of the mychoice program earn credit toward tier status, which entitles them to receive certain other benefits, such as gifts. The obligation associated with our mychoice program, which is included in “Accrued expenses and other current liabilities” within our unaudited Condensed Consolidated Balance Sheets, was $35.2 million and $36.2 million as of September 30, 2020 and December 31, 2019, respectively, and consisted principally of the obligation associated with the loyalty points. Our loyalty point obligations are generally settled within six months of issuance; however, as a result of the COVID-19 pandemic and resulting temporary closures, loyalty point obligations may take longer to settle. Changes between the opening and closing balances primarily relate to the timing of our customers’ election to redeem loyalty points as well as the timing of when our customers receive their earned tier status benefits.
The Company’s advance payments on goods and services yet to be provided and for unpaid wagers primarily consist of the following: (i) deposits on rooms and convention space, (ii) money deposited on behalf of a customer in advance of their property visit (referred to as “safekeeping” or “front money”), (iii) outstanding tickets generated by slot machine play or pari-mutuel wagering, (iv) outstanding chip liabilities, (v) unclaimed jackpots, and (vi) gift cards redeemable at our properties. Unpaid wagers primarily relate to the Company’s obligation to settle outstanding slot tickets, pari-mutuel racing tickets and gaming chips with customers and generally represent obligations stemming from prior wagering events, of which revenue was previously recognized. The Company’s advance payments on goods and services yet to be provided and for unpaid wagers were $42.1 million and $42.2 million as of September 30, 2020 and December 31, 2019, respectively, of which $0.6 million were classified as long-term in both periods. The current portion and long-term portion of our advance payments on goods and services yet to be provided and for unpaid wagers are included in “Accrued expenses and other current liabilities” and “Other long-term liabilities” within our unaudited Condensed Consolidated Balance Sheets, respectively.
Penn Interactive enters into multi-year agreements with sports betting operators for online sports betting and related iGaming market access across our portfolio of properties, from which we received cash and equity securities, including ordinary shares and warrants, specific to two operator agreements. Deferred revenue associated with third-party sports betting operators for online sports betting and related iGaming market access, which is included in “Other long-term liabilities” within our unaudited Condensed Consolidated Balance Sheets, was $51.8 million and $43.6 million as of September 30, 2020 and December 31, 2019, respectively.
Gaming and Racing Taxes: We are subject to gaming and pari-mutuel taxes based on gross gaming revenue and pari-mutuel revenue in the jurisdictions in which we operate. The Company primarily recognizes gaming and pari-mutuel tax expense based on the statutorily required percentage of revenue that is required to be paid to state and local jurisdictions in the states where or in which the wagering occurs. For the three and nine months ended September 30, 2020, these expenses, which were recorded primarily in gaming expense within the unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), were $349.2 million and $783.1 million, respectively, as compared to $403.1 million and $1,189.4 million, respectively, for the three and nine months ended September 30, 2019.
Convertible Debt: Under Accounting Standards Codification (“ASC”) 470-20, “Debt with Conversion and Other Options” (“ASC 470-20”), an entity must separately account for the liability and equity components of convertible debt instruments that may be settled entirely or partially in cash upon conversion in a manner that reflects the issuer’s economic interest. The effect of ASC 470-20 on the accounting for our Convertible Notes is that the equity component is required to be included in “Additional paid-in capital” within our unaudited Condensed Consolidated Balance Sheets at the issuance date and the value of the equity component is treated as a debt discount. See Note 10, “Long-term Debt,” for more information.
Earnings Per Share: Basic earnings per share (“EPS”) is computed by dividing net income (loss) applicable to common stock by the weighted-average number of common shares outstanding during the period. Diluted EPS reflects the additional dilution, if any, for all potentially-dilutive securities such as stock options, unvested restricted stock awards (“RSAs”), outstanding convertible preferred stock and convertible debt.
Holders of the Company’s Series D Preferred Stock (as defined in Note 12, “Investments in and Advances to Unconsolidated Affiliates”) are entitled to participate equally and ratably in all dividends and distributions paid to holders of Penn Common Stock irrespective of any vesting requirement. Accordingly, the Series D Preferred Stock shares are considered a participating security and the Company is required to apply the two-class method to consider the impact of the preferred shares on the calculation of basic and diluted EPS. The holders of the Company’s Series D Preferred Stock are not obligated to absorb losses; therefore, in reporting periods where the Company is in a net loss position, it does not apply the two-class method. In reporting periods where the Company is in a net income position, the two-class method is applied by allocating all earnings during the period to common shares and preferred shares. See Note 16, “Earnings (Loss) per Share,” for more information.

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
In August 2018, the FASB issued ASU No. 2018-15, “Customer’s Accounting for Implementation Cost Incurred in a Cloud Computing Arrangement That Is a Service Contract” (“ASU 2018-15”). Under the new guidance, customers apply the same criteria for capitalizing implementation costs as they would for an arrangement that has a software license. This will result in certain implementation costs being capitalized; the associated amortization charge will, however, be recorded as an operating expense. Under the previous guidance, costs incurred when implementing a cloud computing arrangement deemed to be a service contract were recorded as an operating expense when incurred. We adopted ASU 2018-15 during the first quarter of 2020 using a prospective approach, which did not have a material impact on our unaudited Condensed Consolidated Financial Statements.
In December 2019, the FASB issued ASU No. 2019-12, “Simplifying the Accounting for Income Taxes” (“ASU 2019-12”), which intends to simplify the guidance by removing certain exceptions to the general principles and clarifying or amending existing guidance. ASU 2019-12 is effective for fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. We adopted ASU 2019-12 during the third quarter of 2020 on a prospective basis, which did not have a material impact on our unaudited Condensed Consolidated Financial Statements.
Accounting Pronouncements to be Implemented
In January 2020, the FASB issued ASU No. 2020-01, “Investments - Equity Securities (Topic 321), Investments - Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815) - Clarifying the Interactions between Topic 321, Topic 323, and Topic 815” (“ASU 2020-01”), which made targeted improvements to accounting for financial instruments, including providing an entity the ability to measure certain equity securities without a readily determinable fair value at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. Among other topics, ASU 2020-01 clarifies that an entity should consider observable transactions that require it to either apply or discontinue the equity method of accounting. For public business entities, ASU 2020-01 is effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the impact of the adoption of ASU 2020-01 on its consolidated financial statements.
In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting” (“ASU 2020-04”). ASU 2020-04 provides optional expedient and exceptions for applying generally accepted accounting principles to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. In response to the concerns about structural risks of interbank offered rates and, particularly, the risk of cessation of the London Interbank Offered Rate (referred to as “LIBOR”), regulators in several jurisdictions around the world have undertaken reference rate reform initiatives to identify alternative reference rates that are more observable or transaction-based and less susceptible to manipulation. ASU 2020-04 also provides companies with optional guidance to ease the potential accounting burden associated with transitioning away from reference rates that are expected to be discontinued. ASU 2020-04 can be adopted no later than December 1, 2022 with early adoption permitted. The interest rates associated with the Company’s borrowings under its Senior Secured Credit Facilities (as defined in Note 10, “Long-term Debt”) are tied to LIBOR. The Company is currently evaluating the impact of the adoption of ASU 2020-04 on its consolidated financial statements.
In August 2020, The FASB issued ASU 2020-06, “Debt—Debt with Conversion and Other Options (Topic 470) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Topic 814): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (“ASU 2020-06”). ASU 2020-06 eliminates the number of accounting models used to account for convertible debt instruments and convertible preferred stock. The update also amends the disclosure requirements for convertible instruments and EPS in effort to increase financial reporting transparency. ASU 2020-06 will be effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the impact of the adoption of ASU 2020-06 on its consolidated financial statements.
A variety of proposed or otherwise potential accounting standards are currently being studied by standard-setting organizations and certain regulatory agencies. Because of the tentative and preliminary nature of such proposed standards, we have not yet determined the effect, if any, that the implementation of such proposed standards would have on our consolidated financial statements.

Note 4—Hurricane Laura

On August 27, 2020, Hurricane Laura made landfall in Lake Charles, Louisiana, which caused significant damage to our L’Auberge Lake Charles property and closure of the property for 17 days. The Company maintains insurance, subject to certain deductibles, for the repair or replacement of assets that suffered loss and provides coverage for interruption to our business, including lost profits.
As of September 30, 2020, the Company recorded a receivable of $50.6 million relating to our estimate of repairs and maintenance costs which have been incurred as well as identified property and equipment which have been written off for which we deem the recovery of such costs from our insurer to be probable. The insurance recovery receivable is included in “Receivables” within the unaudited Condensed Consolidated Balance Sheets. As we deem it is probable that the proceeds to be recovered from our insurers exceeds the total of our insurance recovery recorded and our insurers’ deductible, we did not record any loss associated with the impact of this natural disaster.
Additionally, as of September 30, 2020, we were in process of performing our due diligence in an effort to quantify the claim amount under the policy that will be submitted to the insurer. We expect to complete our due diligence and submit the claim to the insurer during the fourth quarter of 2020. As such, the Company did not receive any proceeds relating to this event for the three and nine months ended September 30, 2020. Timing differences are likely to exist between the recognition of (i) impairment losses and capital expenditures made to repair or restore the assets and (ii) the receipt of insurance proceeds within the Company’s consolidated financial statements.
We will record proceeds in excess of the recognized losses and lost profits under our business interruption insurance as a gain contingency in accordance with ASC 450, “Contingencies,” which we expect to recognize at the time of final settlement or when nonrefundable cash advances are made in a period subsequent to September 30, 2020.

Note 5—Revenue Disaggregation
We generate revenues at our owned, managed or operated properties principally by providing the following types of services: (i) gaming, including iCasino; (ii) food and beverage; (iii) hotel; and (iv) other. Other revenues are principally comprised of ancillary gaming-related activities, such as commissions received on ATM transactions, racing, and Penn Interactive’s social gaming. In addition, we assess our revenues based on geographic location of the related properties, which is consistent with our reportable segments (see Note 18, “Segment Information,” for further information). Our revenue disaggregation by type of revenue and geographic location was as follows:

	For the three months ended September 30, 2020
(in millions)	Northeast	South	West	Midwest	Other	Intersegment Eliminations (1)	Total
Revenues:
Gaming	$508.0	$208.0	$54.0	$212.7	$11.0	$(0.1)	$993.6
Food and beverage	15.8	19.8	9.9	6.6	0.1	—	52.2
Hotel	4.0	20.6	9.0	5.1	—	—	38.7
Other	17.3	7.2	5.8	4.7	12.6	(2.4)	45.2
Total revenues	$545.1	$255.6	$78.7	$229.1	$23.7	$(2.5)	$1,129.7

	For the three months ended September 30, 2019
(in millions)	Northeast	South	West	Midwest	Other	Intersegment Eliminations (1)	Total
Revenues:
Gaming	$555.2	$201.2	$93.3	$236.1	$3.3	$(0.6)	$1,088.5
Food and beverage	39.4	39.0	29.5	21.0	0.5	—	129.4
Hotel	13.7	27.5	32.4	11.7	—	—	85.3
Other	20.6	8.9	6.3	7.0	8.6	(0.1)	51.3
Total revenues	$628.9	$276.6	$161.5	$275.8	$12.4	$(0.7)	$1,354.5

	For the nine months ended September 30, 2020
(in millions)	Northeast	South	West	Midwest	Other	Intersegment Eliminations (1)	Total
Revenues:
Gaming	$1,060.8	$480.3	$138.7	$442.4	$33.7	$(0.2)	$2,155.7
Food and beverage	51.9	57.1	35.6	25.4	0.4	—	170.4
Hotel	13.0	45.2	36.3	13.9	—	—	108.4
Other	42.8	17.8	12.4	11.5	37.5	(5.2)	116.8
Total revenues	$1,168.5	$600.4	$223.0	$493.2	$71.6	$(5.4)	$2,551.3

	For the nine months ended September 30, 2019
(in millions)	Northeast	South	West	Midwest	Other	Intersegment Eliminations (1)	Total
Revenues:
Gaming	$1,571.9	$628.1	$282.6	$699.8	$3.4	$(0.6)	$3,185.2
Food and beverage	112.8	118.7	86.9	61.7	1.2	—	381.3
Hotel	31.3	77.0	95.7	32.9	—	—	236.9
Other	62.6	26.9	19.2	20.9	27.3	(0.1)	156.8
Total revenues	$1,778.6	$850.7	$484.4	$815.3	$31.9	$(0.7)	$3,960.2
(1)     Represents the elimination of intersegment revenues associated with our internally-branded retail sportsbooks, which are operated by Penn Interactive, and our live and televised poker tournament series that operates under the trademark, Heartland Poker Tour (“HPT”).

Note 6—Acquisitions and Dispositions
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
During the first quarter of 2020, the Company finalized the allocation of the purchase price to the tangible and identifiable intangible assets acquired and liabilities assumed, with the excess recorded as goodwill, as follows:

(in millions)	Fair value
Cash and cash equivalents	$31.1
Receivables, prepaid expenses and other current assets	14.5
Property and equipment	28.4
Goodwill (1)	67.4
Other intangible assets
Gaming license	166.4
Trademark	24.4
Customer relationships	3.3
Operating lease right-of-use assets	516.1
Finance lease right-of-use assets	4.1
Total assets	$855.7

Accounts payable, accrued expenses and other current liabilities	$15.2
Operating lease liabilities	516.1
Finance lease liabilities	4.1
Total liabilities	535.4
Net assets acquired	$320.3
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
Pursuant to the Margaritaville Merger Agreement, a subsidiary of VICI merged with and into Holdco with Holdco surviving the merger as a wholly-owned subsidiary of VICI (the “Merger”) and owner of the real estate assets relating to Margaritaville. Pursuant to the MIPA, immediately following the consummation of the Merger, HoldCo sold its interests in its sole direct subsidiary and owner of the Margaritaville operating assets, to the Company. In connection with the acquisition, the real estate assets used in the operations of Margaritaville were acquired by VICI for $261.1 million and the Company entered into the Margaritaville Lease (as defined in Note 11, “Leases”).

Hollywood Casino Perryville Purchase Option

The Term Sheet discussed in Note 1, “Organization and Basis of Presentation” provides that the Company and GLPI will enter into an option agreement whereby GLPI will grant the Company the exclusive right until December 31, 2020 to purchase the operations of Hollywood Casino Perryville for $31.1 million, with the closing of such purchase expected to occur during the first half of 2021. If, as anticipated, the option is exercised and the transaction is completed, we would lease the real estate assets associated with Hollywood Casino Perryville from GLPI with initial rent of $7.8 million per year subject to escalation. We expect to exercise the purchase option by the end of 2020.

Tropicana Las Vegas
On April 16, 2020, we sold the real estate assets associated with our Tropicana property to GLPI in exchange for rent credits of $307.5 million that we began utilizing to pay rent under our existing Master Leases and the Meadows Lease in May 2020. Contemporaneous with the sale, the Company entered into the Tropicana Lease (as defined and discussed in Note 11, “Leases”). Pursuant to the purchase agreement, GLPI will conduct a sale process with respect to both the real estate assets and the operations of Tropicana for up to 24 months (the “Sale Period”), with the Company receiving (i) 75% of the proceeds above $307.5 million plus certain taxes, expenses and costs if an agreement for such sale is signed in the first 12 months of the Sale Period or (ii) 50% of the proceeds above $307.5 million plus certain taxes, expenses and costs if an agreement for such sale is signed in the remainder of the Sale Period.
As of September 30, 2020, we had $35.0 million of rent credits that will be utilized in future periods pertaining to this transaction (see “Morgantown” discussion below). The rent credits are included in “Other current assets” within our unaudited Condensed Consolidated Balance Sheets. We recognized gains on this transaction of $1.8 million and $30.3 million during the three and nine months ended September 30, 2020, respectively, which are included in “General and administrative” within our unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

Morgantown
On October 1, 2020, we sold the land underlying our Morgantown development project to GLPI in exchange for rent credits of $30.0 million. Contemporaneous with the sale, the Company entered into a triple net lease with GLPI for the land underlying Morgantown (“Morgantown Lease”). The initial term of the Morgantown Lease is twenty years with six subsequent, five-year renewal periods, exercisable at the Company’s option. Annual rent under the Morgantown Lease will be $3.0 million and is subject to an annual escalator based on the consumer price index. All improvements made on the leased land, including the building being constructed, will be owned by the Company while the lease is in effect, however, on the expiration or earlier termination of the Morgantown Lease, ownership of all tenant improvements on the land will transfer to GLPI. The rent credits received as a part of this transaction may be utilized to pay rent under the Master Leases, the Meadows Lease, and the Morgantown Lease.

Note 7—Property and Equipment
Property and equipment, net, consisted of the following:

(in millions)	September 30, 2020	December 31, 2019
Property and equipment - Not Subject to Master Leases
Land and improvements	$109.8	$353.2
Buildings, vessels and improvements	216.6	420.4
Furniture, fixtures and equipment	1,682.7	1,598.3
Leasehold improvements	197.4	183.6
Construction in progress	89.8	59.3
	2,296.3	2,614.8
Less: Accumulated depreciation	(1,602.5)	(1,548.3)
	693.8	1,066.5
Property and equipment - Subject to Master Leases
Land and improvements	1,525.1	1,525.9
Buildings, vessels and improvements	3,645.8	3,664.6
	5,170.9	5,190.5
Less: Accumulated depreciation	(1,271.8)	(1,136.8)
	3,899.1	4,053.7
Property and equipment, net	$4,592.9	$5,120.2
Depreciation expense was as follows:

	For the three months ended September 30,		For the nine months ended September 30,
(in millions)	2020	2019	2020	2019
Depreciation expense (1)	$79.7	$97.9	$251.0	$291.8
(1)Of such amounts, $45.2 million, $26.5 million, $137.0 million and $119.4 million, respectively, pertained to real estate assets subject to either of our Master Leases.

Note 8—Goodwill and Other Intangible Assets
A reconciliation of goodwill and accumulated goodwill impairment losses, by reportable segment, is as follows:

(in millions)	Northeast	South	West	Midwest	Other	Total
Balance as of December 31, 2019
Goodwill, gross	$914.3	$236.6	$216.8	$1,116.7	$156.1	$2,640.5
Accumulated goodwill impairment losses	(717.9)	(52.0)	(16.6)	(495.6)	(87.7)	(1,369.8)
Goodwill, net	196.4	184.6	200.2	621.1	68.4	1,270.7
Impairment losses during year-to-date period	(43.5)	(9.0)	—	(60.5)	—	(113.0)
Balance as of September 30, 2020
Goodwill, gross	914.3	236.6	216.8	1,116.7	156.1	2,640.5
Accumulated goodwill impairment losses	(761.4)	(61.0)	(16.6)	(556.1)	(87.7)	(1,482.8)
Goodwill, net	$152.9	$175.6	$200.2	$560.6	$68.4	$1,157.7
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
There were no impairment charges recorded on goodwill and other intangible assets during the three months ended September 30, 2020 or the three and nine months ended September 30, 2019.
The aforementioned impairments are included in “Impairment losses” within our unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). See Note 17, “Fair Value Measurements,” for quantitative information about the significant unobservable inputs used in the fair value measurements of other intangible assets.
As of March 31, 2020, five reporting units had negative carrying amounts. The amount of goodwill at these reporting units was as follows (in millions):

Northeast segment
Hollywood Casino at Charles Town Races	$8.7
Hollywood Casino Toledo	$5.8
Plainridge Park Casino	$6.3
South segment
Boomtown New Orleans	$5.2
Midwest segment
Ameristar Council Bluffs	$36.2
The table below presents the gross carrying amount, accumulated amortization and net carrying amount of each major class of other intangible assets:

	September 30, 2020			December 31, 2019
(in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Indefinite-lived intangible assets
Gaming licenses	$1,246.0	$—	$1,246.0	$1,681.9	$—	$1,681.9
Trademarks	240.9	—	240.9	302.4	—	302.4
Other	0.7	—	0.7	0.7	—	0.7
Amortizing intangible assets
Customer relationships	106.8	(82.9)	23.9	104.4	(69.0)	35.4
Other	37.9	(34.3)	3.6	36.1	(30.0)	6.1
Total other intangible assets	$1,632.3	$(117.2)	$1,515.1	$2,125.5	$(99.0)	$2,026.5

Amortization expense related to our amortizing intangible assets was $5.9 million and $18.2 million for the three and nine months ended September 30, 2020, respectively, as compared to $6.4 million and $18.7 million for the three and nine months ended September 30, 2019, respectively. The following table presents the estimated amortization expense based on our amortizing intangible assets as of September 30, 2020 (in millions):

Years ending December 31,
2020 (excluding the nine months ended September 30, 2020)	$3.0
2021	7.1
2022	5.2
2023	3.7
2024	3.6
Thereafter	4.9
Total	$27.5

Note 9—Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following:

(in millions)	September 30, 2020	December 31, 2019
Accrued salaries and wages	$151.8	$142.1
Accrued gaming, pari-mutuel, property, and other taxes	93.5	103.3
Accrued interest	10.8	13.0
Other accrued expenses (1)	222.8	225.8
Other current liabilities (2)	130.8	147.1
Accrued expenses and other current liabilities	$609.7	$631.3
(1)Amounts as of September 30, 2020 and December 31, 2019 included $40.7 million and $38.3 million, respectively, pertaining to the Company’s accrued progressive jackpot liability. Additionally, amounts include the obligation associated with its mychoice program and the current portion of advance payments on goods and services yet to be provided and for unpaid wagers, which are discussed in Note 2, “Significant Accounting Policies.”
(2)Amounts as of September 30, 2020 and December 31, 2019 included $76.8 million and $80.1 million, respectively, pertaining to the Company’s non-qualified deferred compensation plan that covers management and other highly-compensated employees.

Note 10—Long-term Debt
Long-term debt, net of current maturities, was as follows:

(in millions)	September 30, 2020	December 31, 2019
Senior Secured Credit Facilities:
Revolving Credit Facility due 2023	$—	$140.0
Term Loan A Facility due 2023	645.8	672.3
Term Loan B-1 Facility due 2025	1,109.0	1,117.5
5.625% Notes due 2027	400.0	400.0
2.75% Convertible Notes due 2026	330.5	—
Other long-term obligations	80.8	89.2
	2,566.1	2,419.0
Less: Current maturities of long-term debt	(84.8)	(62.9)
Less: Debt discount	(89.6)	(2.4)
Less: Debt issuance costs	(36.0)	(31.5)
	$2,355.7	$2,322.2

Senior Secured Credit Facilities
In January 2017, the Company entered into an agreement to amend and restate its previous credit agreement, dated October 30, 2013, as amended (the “Credit Agreement”), which provided for: (i) a five-year $700.0 million revolving credit facility (the “Revolving Credit Facility”), (ii) a five-year $300.0 million term loan A facility (the “Term Loan A Facility”), and (iii) a seven-year $500.0 million Term Loan B facility (the “Term Loan B Facility” and collectively with the Revolving Credit Facility and the Term Loan A Facility, the “Senior Secured Credit Facilities”). The Term Loan B Facility was fully repaid and terminated prior to 2019. As of September 30, 2020, the Company had conditional obligations under letters of credit issued pursuant to the Senior Secured Credit Facilities with face amounts aggregating $29.4 million.
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
2.75% Unsecured Convertible Notes
In May 2020, the Company completed a public offering of $330.5 million aggregate principal amount of 2.75% unsecured convertible notes that mature, unless earlier converted, redeemed or repurchased, on May 15, 2026 (the “Convertible Notes”) at a price of par. After lender fees and discounts, net proceeds received by the Company were $322.2 million. Interest on the Convertible Notes is payable on May 15th and November 15th of each year, beginning on November 15, 2020.

The Convertible Notes are convertible into shares of the Company’s common stock at an initial conversion price of $23.40 per share, or 42.7350 shares, per $1,000 principal amount of notes, subject to adjustment if certain corporate events occur. However, in no event will the conversion exceed 55.5555 shares of common stock per $1,000 principal amount of notes. As of September 30, 2020, the maximum number of shares that could be issued to satisfy the conversion feature of the Convertible Notes is 18,360,815 and the amount by which the Convertible Notes if-converted value exceeded its principal amount was $1,004.3 million.
Prior to February 15, 2026, at their election, holders of the Convertible Notes may convert outstanding notes starting in the fourth quarter of 2020 if the trading price of the Company’s common stock exceeds 130% of the conversion price or, starting shortly after the issuance of the Convertible Notes, if the trading price per $1,000 principal amount of notes is less than 98% of the product of the trading price of the Company’s common stock and the conversion rate then in effect. The Convertible Notes may, at the Company’s election, be settled in cash, shares of common stock of the Company, or a combination thereof. The Company has the option to redeem the Convertible Notes, in whole or in part, beginning November 20, 2023.
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

The Convertible Notes consisted of the following components:

(in millions)	September 30, 2020
Liability component:
Principal	$330.5
Unamortized debt discount	(87.4)
Unamortized debt issuance costs	(6.4)
Net carrying amount	$236.7

Carrying amount of equity component	$88.2
Interest expense, net
Interest expense, net, was as follows:

	For the three months ended September 30,		For the nine months ended September 30,
(in millions)	2020	2019	2020	2019
Interest expense	$(143.3)	$(134.2)	$(409.4)	$(401.8)
Interest income	0.3	0.6	0.7	1.2
Capitalized interest	0.7	0.1	1.6	0.1
Interest expense, net	$(142.3)	$(133.5)	$(407.1)	$(400.5)

Interest expense related to the Convertible Notes was as follows:

	For the three months ended September 30,	For the nine months ended September 30,
(in millions)	2020	2020
Coupon interest	$2.3	$3.5
Amortization of debt discount	2.9	4.3
Amortization of debt issuance costs	0.2	0.3
Convertible Notes interest expense	$5.4	$8.1
The debt discount and the debt issuance costs attributable to the liability component are being amortized to interest expense over the term of the Convertible Notes at an effective interest rate of 9.23%. The remaining term of the Convertible Notes was 5.6 years as of September 30, 2020.
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
As of September 30, 2020, the Company was in compliance with all required financial covenants. The Company believes that it will remain in compliance with all of its required financial covenants for at least the next twelve months following the date of filing this Quarterly Report on Form 10-Q with the SEC.
Other Long-Term Obligations
Ohio Relocation Fees
As of September 30, 2020 and December 31, 2019, other long-term obligations included $68.8 million and $76.4 million, respectively, related to the relocation fees for Hollywood Gaming at Dayton Raceway (“Dayton”) and Hollywood Gaming at Mahoning Valley Race Course (“Mahoning Valley”), which opened in August 2014 and September 2014, respectively. The relocation fee for each property is payable as follows: $7.5 million upon the opening of the property and eighteen semi-annual payments of $4.8 million beginning one year after the commencement of operations. This obligation is accreted to interest expense at an effective yield of 5.0%. The amount included in interest expense related to this obligation was $0.8 million and $2.6 million for the three and nine months ended September 30, 2020, respectively, as compared to $1.0 million and $3.2 million for the three and nine months ended September 30, 2019, respectively.

Note 11—Leases
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
On April 16, 2020, we entered into the Tropicana Lease with a subsidiary of GLPI for the real estate assets used in the operations of Tropicana for nominal rent and will continue to operate the Tropicana for two years (subject to three one-year extensions at GLPI’s option) or until the real estate assets and the operations of the Tropicana are earlier sold, as discussed in Note 6, “Acquisitions and Dispositions.” In the event that GLPI sells the real estate assets used in the operations of Tropicana, the Tropicana Lease will automatically terminate. Upon execution of the Tropicana Lease, we recorded an operating lease ROU asset of $61.6 million, which is included in “Lease right-of-use assets” within the unaudited Condensed Consolidated Balance Sheets.

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
The following is a maturity analysis of our operating leases, finance leases and financing obligations as of September 30, 2020:

(in millions)	Operating Leases	Finance Leases	Financing Obligations
Years ending December 31,
2020 (excluding the nine months ended September 30, 2020)	$105.4	$5.4	$91.8
2021	412.7	21.7	367.3
2022	404.3	21.6	367.3
2023	398.7	20.8	367.3
2024	382.4	16.7	367.3
Thereafter	8,158.4	393.5	9,270.6
Total lease payments	9,861.9	479.7	10,831.6
Less: Imputed interest	(5,360.3)	(258.6)	(6,720.8)
Present value of future lease payments	4,501.6	221.1	4,110.8
Less: Current portion of lease obligations	(120.4)	(6.8)	(35.3)
Long-term portion of lease obligations	$4,381.2	$214.3	$4,075.5
Total payments made under the Triple Net Leases, inclusive of rent credits utilized, were as follows:

	For the three months ended September 30,		For the nine months ended September 30,
(in millions)	2020	2019	2020	2019
Penn Master Lease (1)	$120.3	$114.0	$343.4	$342.9
Pinnacle Master Lease (1)	81.3	82.3	245.6	245.6
Meadows Lease (1)	6.7	6.6	20.2	19.7
Margaritaville Lease	5.9	5.8	17.6	17.3
Greektown Lease	13.9	13.9	41.7	19.9
Total (2)	$228.1	$222.6	$668.5	$645.4
(1)During the three and nine months ended September 30, 2020, we utilized rent credits to pay $83.0 million, $54.2 million and $4.5 million and $155.1 million, $108.4 million, and $9.0 million of rent under the Penn Master Lease, Pinnacle Master Lease and Meadows Lease, respectively.
(2)Rent payable under the Tropicana Lease is nominal. Therefore, it has been excluded from the table above.

The components of lease expense were as follows:

	Location on unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)	For the three months ended September 30,		For the nine months ended September 30,
(in millions)		2020	2019	2020	2019
Operating Lease Costs
Rent expense associated with triple net operating leases (1)	General and administrative	$109.0	$96.3	$310.3	$271.0
Operating lease cost (2)	Primarily General and administrative	3.9	4.2	11.9	13.2
Short-term lease cost	Primarily Gaming expense	10.3	14.4	26.5	42.9
Variable lease cost (2)	Primarily Gaming expense	0.8	1.0	1.8	2.8
Total		$124.0	$115.9	$350.5	$329.9

Finance Lease Costs
Interest on lease liabilities (3)	Interest expense, net	$3.8	$3.8	$11.5	$11.5
Amortization of ROU assets (3)	Depreciation and amortization	2.0	2.0	6.0	5.9
Total		$5.8	$5.8	$17.5	$17.4

Financing Obligation Costs
Interest on financing obligations (4)	Interest expense, net	$103.7	$97.6	$300.2	$293.6

(1)Pertains to the operating lease components contained within the Master Leases (primarily land), the Meadows Lease, the Margaritaville Lease, the Greektown Lease, and the Tropicana Lease, inclusive of the variable expense associated with Columbus and Toledo for the operating lease components (the land), which was $4.8 million and $9.5 million for the three and nine months ended September 30, 2020, respectively, pertaining to Columbus, and $2.3 million and $15.4 million for the three and nine months ended September 30, 2019, respectively, pertaining to Columbus and Toledo.
(2)Excludes the operating lease costs and variable lease costs pertaining to our triple net leases with our REIT landlords classified as operating leases, discussed in footnote (1) above.
(3)Primarily pertains to the Dayton and Mahoning Valley finance leases.
(4)Pertains to the components contained within the Master Leases (primarily buildings) determined to be financing obligations, inclusive of the variable expense associated with Columbus and Toledo for the finance lease components (the buildings), which was $5.0 million and $10.6 million for the three and nine months ended September 30, 2020, respectively, pertaining to Columbus, and $2.1 million and $14.1 million for the three and nine months ended September 30, 2019, respectively, pertaining to Columbus and Toledo.

Note 12—Investments in and Advances to Unconsolidated Affiliates
As of September 30, 2020, investments in and advances to unconsolidated affiliates primarily consisted of the Company’s 36% interest in Barstool Sports; its 50% investment in Kansas Entertainment, the JV with International Speedway that owns Hollywood Casino at Kansas Speedway; its 50% interest in Freehold Raceway; and its 50% JV with MAXXAM, Inc. (“MAXXAM”) that owns and operates racetracks in Texas.

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
On February 20, 2020, the Company issued 883 shares of Series D Preferred Stock, par value $0.01 per share (the “Series D Preferred Stock”), to certain individual stockholders affiliated with Barstool Sports. 1/1,000th of a share of Series D Preferred Stock is convertible into one share of Penn Common Stock. The Series D Preferred Stock will be entitled to participate equally and ratably in all dividends and distributions paid to holders of Penn Common Stock based on the number of shares of Penn Common Stock into which such Series D Preferred Stock could convert. Series D Preferred Stock is nonvoting stock. The Series D Preferred Stock issued to certain individual stockholders affiliated with Barstool Sports will be available for conversion into Penn Common Stock in tranches over the next four years as stipulated in the stock purchase agreement, with the first 20% tranche available for conversion into Penn Common Stock in the first quarter of 2021. As of September 30, 2020, none of the Series D Preferred Stock can be converted into Penn Common Stock.
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
As of September 30, 2020, our investment in Barstool Sports was $145.8 million, which is inclusive of $3.4 million of costs we incurred to close the transaction. We record our proportionate share of Barstool Sports’ net income or loss one quarter in arrears.
The Company determined that Barstool Sports qualified as a VIE as of September 30, 2020. The Company did not consolidate its investment in Barstool Sports as of and for the three and nine months ended September 30, 2020 as the Company determined that it did not qualify as the primary beneficiary of Barstool Sports either at the commencement date of its investment or for the subsequent period ended September 30, 2020, primarily as a result of the Company not having the power to direct the activities of the VIE that most significantly affect Barstool Sports’ economic performance.
Kansas Joint Venture
As of September 30, 2020 and December 31, 2019, our investment in Kansas Entertainment was $84.8 million and $90.8 million, respectively. The Company has determined that Kansas Entertainment does not qualify as a VIE. Using the guidance for entities that are not VIEs, the Company determined that it did not have a controlling financial interest in the JV, primarily as it did not have the ability to direct the activities of the JV that most significantly impacted the JV’s economic performance without the input of International Speedway. Therefore, the Company did not consolidate its investment in Kansas Entertainment as of September 30, 2020 and December 31, 2019 and for the three and nine months ended September 30, 2020 and 2019.
The following table provides summary income statement information of Kansas Entertainment for the comparative periods that are included within the Company’s unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss):

	For the three months ended September 30,		For the nine months ended September 30,
(in millions)	2020	2019	2020	2019
Revenues	$28.4	$40.6	$75.8	$120.2
Operating expenses	20.0	19.6	57.0	73.8
Operating income	8.4	21.0	18.8	46.4
Net income	$8.4	$21.0	$18.8	$46.4

Net income attributable to Penn National	$4.2	$10.5	$9.4	$23.2
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

Note 13—Income Taxes
On March 27, 2020, the President of the United States signed into law the CARES Act, which focused on providing relief in response to the adverse economic impact of the COVID-19 pandemic. Among other provisions, the CARES Act provides various forms of income tax relief to U.S. taxpayers through temporary amendments to NOL rules, temporarily increases the limitation on interest expense deductibility and immediate expensing for eligible qualified improvement property. We are currently evaluating the provisions of the CARES Act. As of September 30, 2020, we are estimating an income tax refund between approximately $40 million and $50 million primarily attributable to the carryback of NOLs generated in the current year.
The Company calculates the provision for income taxes during interim reporting periods by applying an estimate of the annual effective tax rate to its year-to-date pretax book income or loss. The tax effects of discrete items, including but not limited to, excess tax benefits associated with stock-based compensation, valuation allowance adjustments based on new evidence and enactment of tax laws, are reported in the interim period in which they occur. The effective tax rate (income taxes as a percentage of income or loss before income taxes) including discrete items was (11.3)% and 20.2% for the three and nine months ended September 30, 2020, as compared to 31.0% and 28.0% for the three and nine months ended September 30, 2019. Our effective income tax rate can vary from period to period depending on, among other factors, the geographic and business mix of our earnings, changes to our valuation allowance and the level of our tax credits. Certain of these and other factors, including our history and projections of pretax earnings, are considered in assessing our ability to realize our net deferred tax assets.
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
During the three months ended September 30, 2020, the Company determined that a valuation allowance was still necessary due to the significant impairment charge previously recorded during the first quarter of 2020, related to the COVID-19 pandemic. Such objective evidence of being in a three-year cumulative pretax loss limits our ability to consider other subjective evidence such as our forecast of pretax earnings. During the three months ended September 30, 2020, the Company decreased the valuation allowance in the amount of $37.7 million on certain federal and state deferred tax assets that are more likely than not to be realized as a result of the recent law change whereby qualified improvement property now qualifies for accelerated bonus depreciation, which was applied on a retroactive basis.

Note 14—Commitments and Contingencies
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

Note 15—Stockholders’ Equity and Stock-Based Compensation
Common Stock Offerings
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
On September 24, 2020, the Company completed a public offering of 14,000,000 shares of Penn Common Stock and on September 25, 2020, the underwriters exercised their right to purchase an additional 2,100,000 shares of Penn Common Stock, resulting in an aggregate public offering of 16,100,000 shares of Penn Common Stock. All of the shares were issued at a public offering price of $61.00 per share, resulting in gross proceeds of $982.1 million, and net proceeds of $957.6 million after underwriter fees and discounts of $24.5 million.
2018 Long Term Incentive Compensation Plan
The Company’s 2018 Long Term Incentive Compensation Plan, as amended (the “2018 Plan”) permits it to issue stock options (incentive and/or non-qualified), stock appreciation rights (“SARs”), RSAs, phantom stock units (“PSUs”) and other equity and cash awards to employees. Non-employee directors and the chairman emeritus are eligible to receive all such awards, other than incentive stock options. Pursuant to the 2018 Plan, 12,700,000 shares of the Company’s common stock are reserved for issuance. For purposes of determining the number of shares available for issuance under the 2018 Plan, stock options and SARs (except cash-settled SARs) count against the 12,700,000 limit as one share of common stock for each share granted and restricted stock or any other full value stock award count as issuing 2.30 shares of common stock for each share granted. Any awards that are not settled in shares of common stock are not counted against the share limit. As of September 30, 2020, there were 7,592,306 shares available for future grants under the 2018 Plan.
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
Stock Options
The Company granted 0.6 million and 2.4 million stock options during the nine months ended September 30, 2020 and 2019, respectively.
Stock-based Compensation Expense
Stock-based compensation expense, which pertains principally to our stock options and RSAs, for the three and nine months ended September 30, 2020 was $2.8 million and $11.7 million, respectively, as compared to $3.7 million and $10.4 million for the three and nine months ended September 30, 2019, respectively, and is included within the unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) under “General and administrative.”
Stock Appreciation Rights
Our outstanding SARs are accounted for as liability awards since they will be settled in cash and vest over a period of four years. The fair value of cash-settled SARs is calculated each reporting period and estimated using the Black-Scholes option pricing model. The Company has a liability, which is included in “Accrued expenses and other current liabilities” within the unaudited Condensed Consolidated Balance Sheets, associated with its cash-settled SARs of $43.9 million and $14.4 million as of September 30, 2020 and December 31, 2019, respectively.
For SARs held by employees of the Company, there was $60.0 million of total unrecognized compensation cost as of September 30, 2020 that will be recognized over the awards remaining weighted-average vesting period of 2.8 years. For the three and nine months ended September 30, 2020, the Company recognized a charge to compensation expense of $37.8 million and $50.0 million, respectively, associated with these awards, as compared to a reduction to compensation expense of $0.5 million and a charge to compensation expense of $2.0 million for the three and nine months ended September 30, 2019, respectively. Compensation expense associated with our SARs is recorded in “General and administrative” within the unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). We paid $22.8 million and $2.2 million during the nine months ended September 30, 2020 and 2019, respectively, related to cash-settled SARs.
Phantom Stock Units
Our outstanding PSUs entitle employees, non-employee, and the chairman emeritus to receive cash based on the fair value of the Company’s common stock on the vesting date. Our PSUs vest over a period of three or four years. The cash-settled PSUs are accounted for as liability awards and are re-measured at fair value each reporting period until they become vested with compensation expense being recognized over the requisite service period. The Company has a liability, which is included in “Accrued expenses and other current liabilities” within the unaudited Condensed Consolidated Balance Sheets, associated with its cash-settled PSUs of $6.1 million and $3.3 million as of September 30, 2020 and December 31, 2019, respectively.
For PSUs held by employees, non-employee directors, and the chairman emeritus of the Company, there was $15.4 million of total unrecognized compensation cost as of September 30, 2020 that will be recognized over the awards remaining weighted-average vesting period of 2.5 years. For the three and nine months ended September 30, 2020, the Company recognized $5.3 million and $7.3 million of compensation expense, respectively, associated with these awards, as compared to $0.5 million and $2.1 million for the three and nine months ended September 30, 2019, respectively. Compensation expense associated with our PSUs is recorded in “General and administrative” within the unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). We paid $4.5 million and $2.5 million during the nine months ended September 30, 2020 and 2019, respectively, pertaining to cash-settled PSUs.
Share Repurchase Program
In January 2019, the Company announced a share repurchase program pursuant to which the Board of Directors authorized the repurchase of up to $200.0 million of the Company’s common stock, which expires on December 31, 2020. The Company did not repurchase any shares of its common stock during the nine months ended September 30, 2020. During the nine months ended September 30, 2019, the Company repurchased 1,271,823 shares of its common stock in open market transactions for $24.9 million at an average price of $19.55 per share. All of the repurchased shares were retired.

Note 16—Earnings (Loss) per Share
For nine months ended September 30, 2020, we recorded a net loss attributable to Penn National. As such, because the dilution from potential common shares was antidilutive, we used basic weighted-average common shares outstanding, rather than diluted weighted-average common shares outstanding when calculating diluted loss per share for nine months ended September 30, 2020. The stock options, RSAs, convertible preferred shares and convertible debt that could potentially dilute basic EPS in the future that were not included in the computation of diluted loss per share were as follows:

(in millions)	For the nine months ended September 30, 2020
Assumed conversion of dilutive stock options	2.5
Assumed conversion of dilutive RSAs	0.4
Assumed conversion of convertible preferred shares	0.7
Assumed conversion of convertible debt	7.4
The following table sets forth the allocation of net income for the three and nine months ended September 30, 2020 and 2019 under the two-class method:

	For the three months ended September 30,		For the nine months ended September 30,
(in millions)	2020	2019	2020	2019
Net income (loss) attributable to Penn National	$141.9	$43.9	$(680.6)	$136.4
Net income applicable to preferred stock	0.8	—	—	—
Net income (loss) applicable to common stock	$141.1	$43.9	$(680.6)	$136.4

The following table reconciles the weighted-average common shares outstanding used in the calculation of basic EPS to the weighted-average common shares outstanding used in the calculation of diluted EPS for the three and nine months ended September 30, 2020 and 2019:

	For the three months ended September 30,		For the nine months ended September 30,
(in millions)	2020	2019	2020	2019
Weighted-average common shares outstanding - Basic	138.2	115.2	126.9	115.8
Assumed conversion of:
Dilutive stock options	2.8	1.4	—	1.7
Dilutive RSAs	0.4	0.1	—	0.2
Convertible debt	14.1	—	—	—
Weighted-average common shares outstanding - Diluted	155.5	116.7	126.9	117.7
In addition, 0.8 million shares from the assumed conversion of convertible preferred shares were excluded from the computation of diluted income per share for the three months ended September 30, 2020 because including them would have been anti-dilutive.
Options to purchase zero and 0.9 million shares were outstanding during the three and nine months ended September 30, 2020, respectively, as compared to 2.5 million and 2.1 million shares during the three and nine months ended September 30, 2019, respectively, but were not included in the computation of diluted earnings (loss) per share because they were antidilutive.
The following table presents the calculation of basic and diluted earnings (loss) per share for the Company’s common stock for the three and nine months ended September 30, 2020 and 2019:

	For the three months ended September 30,		For the nine months ended September 30,
(in millions, except per share data)	2020	2019	2020	2019
Calculation of basic earnings (loss) per share:
Net income (loss) applicable to common stock	$141.1	$43.9	$(680.6)	$136.4
Weighted-average common shares outstanding - basic	138.2	115.2	126.9	115.8
Basic earnings (loss) per share	$1.02	$0.38	$(5.36)	$1.18

Calculation of diluted earnings (loss) per share:
Net income (loss) applicable to common stock	$141.1	$43.9	$(680.6)	$136.4
Interest expense, net of tax (1):
Convertible Notes	4.2	—	—	—
Diluted income (loss) applicable to common stock	$145.3	$43.9	$(680.6)	$136.4
Weighted-average common shares outstanding - diluted	155.5	116.7	126.9	117.7
Diluted earnings (loss) per share	$0.93	$0.38	$(5.36)	$1.16
(1)The three months ended September 30, 2020 were tax-affected at a rate of 21%.

Note 17—Fair Value Measurements
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
Equity Securities
As of September 30, 2020 and December 31, 2019, we held $112.1 million and $40.5 million in equity securities, respectively, including ordinary shares and warrants, which are reported as “Other assets” in our unaudited Condensed Consolidated Balance Sheet. These equity securities are the result of Penn Interactive entering into multi-year agreements with third-party sports betting operators for online sports betting and related iGaming market access across our portfolio. During the three and nine months ended September 30, 2020, we recognized a holding gain of $67.9 million and $75.6 million, respectively, related to these equity securities, which is included in “Other,” as reported in “Other income (expenses)” within our unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).
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
As of September 30, 2020 and December 31, 2019, PRP held $15.1 million in promissory notes issued by RDC and $6.7 million in local government corporation bonds issued by RDC, at amortized cost. The promissory notes and the local government corporation bonds are collateralized by the assets of Retama Park Racetrack. As of September 30, 2020 and December 31, 2019, the promissory notes and the local government corporation bonds, which have long-term contractual maturities, were included in “Other assets” within our unaudited Condensed Consolidated Balance Sheets.
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
Other long-term obligations as of September 30, 2020 and December 31, 2019 included the relocation fees for Dayton and Mahoning Valley, which are discussed in Note 10, “Long-term Debt,” and the repayment obligation of the hotel and event center located near Hollywood Casino Lawrenceburg. The fair values of these long-term obligations are estimated based on rates consistent with the Company’s credit rating for comparable terms and debt instruments and are classified as Level 2 measurements.

Other Liabilities
Other liabilities as of September 30, 2020 principally consisted of contingent purchase price related to Plainridge Park Casino and, as of December 31, 2019, principally consisted of contingent purchase price related to Plainridge Park Casino and Absolute Games, LLC (“Absolute Games”), which was acquired by Penn Interactive during the second quarter of 2018. The Plainridge Park Casino contingent purchase price is calculated based on earnings of the gaming operations over the first ten years of operations, which commenced on June 24, 2015. As of September 30, 2020, we were contractually obligated to make five additional annual payments. During the second quarter of 2020, we made the second and final payment of $8.2 million on the Absolute Games contingent purchase price, which corresponded to the second year of operations after the acquisition and was calculated based on earnings. The fair value of these liabilities, which are estimated based on an income approach using a discounted cash flow model and have been classified as Level 3 measurements, are included within our unaudited Condensed Consolidated Balance Sheets in “Accrued expenses and other current liabilities” or “Other long-term liabilities,” depending on the timing of the next payment.
The carrying amounts and estimated fair values by input level of the Company’s financial instruments were as follows:

	September 30, 2020
(in millions)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$1,873.1	$1,873.1	$1,873.1	$—	$—
Equity securities	$112.1	$112.1	$—	$112.1	$—
Held-to-maturity securities	$6.7	$6.7	$—	$6.7	$—
Promissory notes	$15.1	$15.4	$—	$15.4	$—
Financial liabilities:
Long-term debt
Senior Secured Credit Facilities	$1,723.7	$1,713.7	$1,713.7	$—	$—
5.625% Notes	$399.4	$415.0	$415.0	$—	$—
Convertible Notes	$236.6	$1,057.6	$1,057.6	$—	$—
Other long-term obligations	$80.8	$81.1	$—	$81.1	$—
Other liabilities	$9.8	$9.8	$—	$2.8	$7.0

	December 31, 2019
(in millions)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$437.4	$437.4	$437.4	$—	$—
Equity securities	$40.5	$40.5	$—	$40.5	$—
Held-to-maturity securities	$6.7	$6.7	$—	$6.7	$—
Promissory notes	$15.1	$15.1	$—	$15.1	$—
Financial liabilities:
Long-term debt
Senior Secured Credit Facilities	$1,896.5	$1,930.6	$1,930.6	$—	$—
5.625% Notes	$399.4	$426.0	$426.0	$—	$—
Other long-term obligations	$89.2	$89.7	$—	$89.7	$—
Other liabilities	$20.3	$20.3	$—	$2.8	$17.5

The following table summarizes the changes in fair value of our Level 3 liabilities measured on a recurring basis:

Other Liabilities
(in millions)	Contingent Purchase Price
Balance as of January 1, 2020	$17.5
Payments	(9.1)
Included in loss (1)	(1.4)
Balance as of September 30, 2020	$7.0
(1)The reduction in expense is included in “General and administrative” within our unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).
The following table sets forth the assets measured at fair value on a non-recurring basis during the nine months ended September 30, 2020:

(in millions)	Valuation Date	Valuation Technique	Level 1	Level 2	Level 3	Total Balance	Total Reduction in Fair Value Recorded
Goodwill	3/31/2020	Discounted cash flow and market approach	$—	$—	$160.5	$160.5	$(113.0)
Gaming licenses	3/31/2020	Discounted cash flow	$—	$—	$568.0	$568.0	$(437.0)
Trademarks	3/31/2020	Discounted cash flow	$—	$—	$216.5	$216.5	$(61.5)
The following table summarizes the significant unobservable inputs used in calculating fair value for our Level 3 liabilities on a recurring basis as of September 30, 2020:

	Valuation Technique	Unobservable Input	Discount Rate
Contingent purchase price - Plainridge Park Casino	Discounted cash flow	Discount rate	5.67%
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

Note 18—Segment Information
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

	For the three months ended September 30,		For the nine months ended September 30,
(in millions)	2020	2019	2020	2019
Revenues:
Northeast segment	$545.1	$628.9	$1,168.5	$1,778.6
South segment	255.6	276.6	600.4	850.7
West segment	78.7	161.5	223.0	484.4
Midwest segment	229.1	275.8	493.2	815.3
Other (1)	23.7	12.4	71.6	31.9
Intersegment eliminations (2)	(2.5)	(0.7)	(5.4)	(0.7)
Total	$1,129.7	$1,354.5	$2,551.3	$3,960.2

Adjusted EBITDAR (3):
Northeast segment	$204.8	$189.1	$325.7	$540.1
South segment	120.3	89.0	217.3	279.6
West segment	33.6	50.6	55.2	151.0
Midwest segment	108.5	104.3	173.4	301.3
Other (1)	(14.6)	(25.0)	(42.2)	(66.1)
Intersegment eliminations (2)	—	(0.1)	—	(0.1)
Total (3)	452.6	407.9	729.4	1,205.8

Other operating benefits (costs) and other income (expenses):
Rent expense associated with triple net operating leases (4)	(109.0)	(96.3)	(310.3)	(271.0)
Stock-based compensation	(2.8)	(3.7)	(11.7)	(10.4)
Cash-settled stock-based awards variance	(39.5)	3.4	(46.7)	6.4
Gain (loss) on disposal of assets	6.0	(7.4)	33.9	(8.3)
Contingent purchase price	—	(1.2)	1.4	(7.0)
Pre-opening and acquisition costs	(4.8)	(7.4)	(11.5)	(15.5)
Depreciation and amortization	(87.7)	(106.3)	(275.3)	(316.4)
Impairment losses	—	—	(616.1)	—
Insurance recoveries, net of deductible charges	—	1.5	0.1	1.5
Non-operating items of equity method investments (5)	(1.2)	(0.9)	(3.2)	(2.8)
Interest expense, net	(142.3)	(133.5)	(407.1)	(400.5)
Other (6)	55.6	7.2	63.1	7.2
Income (loss) before income taxes	126.9	63.3	(854.0)	189.0
Income tax benefit (expense)	14.3	(19.6)	172.2	(53.0)
Net income (loss)	$141.2	$43.7	$(681.8)	$136.0
(1)The Other category consists of the Company’s stand-alone racing operations, namely Sanford-Orlando Kennel Club and the Company’s JV interests in Sam Houston Race Park, Valley Race Park, and Freehold Raceway. The Other category also includes Penn Interactive, which operates social gaming, our internally-branded retail sportsbooks, iGaming and our Barstool Sports online sports betting app; our management contract for Retama Park Racetrack; and HPT. Expenses incurred for corporate and shared services activities that are directly attributable to a property or are otherwise incurred to support a property are allocated to each property. The Other category also includes corporate overhead costs, which consist of certain expenses, such as: payroll, professional fees, travel expenses and other general and administrative expenses that do not directly relate to or have not otherwise been allocated to a property. In addition, the Other category includes our proportionate share of the Adjusted EBITDAR of Barstool Sports (as determined and discussed in footnotes (3) and (5) below).
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
(6)Principally includes holding gains on our equity securities, which are discussed in Note 17, “Fair Value Measurements.” Additionally, includes non-recurring restructuring charges (primarily severance) of $12.4 million associated with a company-wide initiative, triggered by the COVID-19 pandemic, designed to (i) improve the operational effectiveness across our property portfolio; and (ii) improve the effectiveness and efficiency of our Corporate functional support areas.

	For the three months ended September 30,		For the nine months ended September 30,
(in millions)	2020	2019	2020	2019
Capital expenditures:
Northeast segment	$10.3	$22.8	$62.3	$67.3
South segment	3.1	5.0	10.9	21.5
West segment	1.4	3.7	5.5	17.8
Midwest segment	4.8	6.2	9.7	22.6
Other	4.3	4.0	9.2	7.5
Total capital expenditures	$23.9	$41.7	$97.6	$136.7

(in millions)	Northeast	South	West	Midwest	Other (1)	Total
As of September 30, 2020
Investment in and advances to unconsolidated affiliates (2)	$0.1	$—	$—	$84.8	$178.1	$263.0
Total assets	$1,938.2	$1,169.0	$385.9	$1,170.0	$10,148.9	$14,812.0

As of December 31, 2019
Investment in and advances to unconsolidated affiliates	$0.1	$—	$—	$90.9	$37.3	$128.3
Total assets	$2,273.7	$1,397.0	$752.1	$1,412.2	$8,359.5	$14,194.5
(1)The real estate assets subject to the Master Leases, which are classified as either property and equipment, operating lease ROU assets, or finance lease ROU assets, are included within the Other category.
(2)Our investment in Barstool Sports is included within the Other category.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of financial condition, results of operations, liquidity and capital resources should be read in conjunction with, and is qualified in its entirety by, the unaudited Condensed Consolidated Financial Statements and the notes thereto included in this Quarterly Report on Form 10-Q (“Form 10-Q”), and the Consolidated Financial Statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in this Annual Report on Form 10-K (“Form 10-K”) for the year ended December 31, 2019.

EXECUTIVE OVERVIEW
Our Business
Penn National Gaming, Inc., together with its subsidiaries (“Penn National,” the “Company,” “we,” “our,” or “us”), is a leading, diversified, multi-jurisdictional owner and manager of gaming and racing properties, sports betting operations, and video gaming terminal (“VGT”) operations. In addition, we hold a 36% equity interest in Barstool Sports, Inc. (“Barstool Sports”), a leading digital sports, entertainment and media platform. We also operate an interactive gaming (“iGaming”) division through our subsidiary, Penn Interactive Ventures, LLC (“Penn Interactive”), which operates an online casino (“iCasino”) and launched an online sports betting app called Barstool Sports in Pennsylvania in September 2020. Our MYCHOICE® customer loyalty program currently has over 20 million members, to whom we provide various benefits, including complimentary goods and/or services. We believe our continued evolution into a best-in-class omni-channel provider of retail and online gaming and sports betting entertainment will be a catalyst for our core land-based business, while also providing a platform for significant long-term shareholder value.
As of September 30, 2020, we owned, managed, or had ownership interests in 41 gaming and racing properties in 19 states and were licensed to offer live sports betting at our properties in Indiana, Iowa, Michigan, Mississippi, Nevada, Pennsylvania and West Virginia. The majority of the real estate assets (i.e., land and buildings) used in our operations are subject to triple net master leases; the most significant of which are the Penn Master Lease and the Pinnacle Master Lease (as such terms are defined in “Liquidity and Capital Resources” and collectively referred to as the “Master Leases”), with Gaming and Leisure Properties, Inc. (Nasdaq: GLPI) (“GLPI”), a real estate investment trust (“REIT”).
Impact of COVID-19 Pandemic and Company Response
On March 11, 2020, the World Health Organization declared the novel coronavirus (known as “COVID-19”) outbreak to be a global pandemic. We began temporary suspension of the operations of all of our properties between March 13, 2020 and March 19, 2020 pursuant to various orders from state gaming regulatory bodies or governmental authorities to combat the rapid spread of COVID-19. We began reopening our properties on May 18, 2020 with reduced gaming and hotel capacity and limited food and beverage offerings in order to accommodate comprehensive social distancing and health and safety protocols. As of September 30, 2020, with the exception of Valley Race Park and Zia Park Casino, all of our properties have reopened. For a thorough discussion of the operating performance of our properties since reopening, see “Results of Operations” below.
During the first quarter of 2020, the Company took various actions to reduce its cost structures to help mitigate the operating and financial impact of the COVID-19 pandemic during the period the properties were closed, which included: (i) furloughing the vast majority of its employees and operating with a minimum staffing of less than 850 employees company-wide during the closures; (ii) enacting meaningful compensation reductions to its remaining property and corporate leadership teams effective April 1, 2020 and through September 30, 2020 (compensation was fully restored effective October 1, 2020); and (iii) executing substantial reductions in operating expenses and capital expenditures, including temporarily suspending construction of its two planned Category 4 development projects in Pennsylvania. In addition, during the pendency of property closures, the Company’s Board of Directors elected to forgo their cash compensation, effective April 1, 2020, and through September 30, 2020.
Between March 13, 2020 and September 30, 2020, we entered into a series of transactions to improve our financial position and liquidity in light of the COVID-19 pandemic, including: (i) on March 13, 2020, we provided notice to our lenders to borrow the remaining available amount of $430.0 million under our Revolving Credit Facility; (ii) on March 27, 2020, we entered into a binding term sheet with GLPI (the “Term Sheet”) whereby GLPI agreed to (a) purchase the real estate assets associated with Tropicana Las Vegas (“Tropicana”) in exchange for rent credits of $307.5 million, which closed on April 16, 2020, and (b) a sale-leaseback of the land underlying our Hollywood Casino Morgantown (“Morgantown”) development project in Morgantown, Pennsylvania, in exchange for rent credits of $30.0 million, which closed on October 1, 2020; (iii) on May 14, 2020 (May 19, 2020 with respect to the Underwriters’ exercising their options to acquire additional 2.75% Convertible Notes), we completed a public offering of $330.5 million aggregate principal amount of 2.75% Convertible Notes; (iv) on May 14,

2020 (May 19, 2020 with respect to the Underwriters’ exercising their options to purchase additional shares), we completed a public offering of 19,166,667 aggregate shares of common stock, par value of $0.01 per share, of the Company (“Penn Common Stock”) for gross proceeds of $345.0 million; and (v) on September 24, 2020 (September 25, 2020 with respect to the Underwriters’ exercising their options to purchase additional shares), we completed a public offering of 16,100,000 aggregate shares of Penn Common Stock for gross proceeds of $982.1 million. In addition, on April 14, 2020, the Company entered into an amendment to its Credit Agreement, which, among other things, provides it with relief from its financial covenants for a period of up to one year. Further, on September 30, 2020, the Company fully repaid $670.0 million of outstanding borrowings under its Revolving Credit Facility. The terms “Revolving Credit Facility,” “Convertible Notes” and “Credit Agreement” are defined in “Liquidity and Capital Resources” below.
On March 27, 2020, the President of the United States signed into law the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), which provides emergency economic assistance for American workers, families and businesses affected by the COVID-19 pandemic. The economic relief package includes government loan enhancement programs and various tax provisions to help improve liquidity for American businesses. Based on our evaluation of the CARES Act, we qualify for certain employer refundable payroll credits, deferral of applicable payroll taxes, net operating loss (“NOL”) carryback and immediate expensing for eligible qualified improvement property. We intend to continue to review and consider available benefits under the CARES Act for which we qualify, including those described above.
The COVID-19 pandemic caused significant disruptions to our business and a material adverse impact on our financial condition, results of operations and cash flows, the magnitude of which continues to develop based on (i) the timing and extent of the recovery in visitation and consumer spending at our properties; (ii) the continued impact of implementing social distancing and health and safety guidelines at our properties, including reductions in gaming and hotel capacity and limiting the number of food and beverage options; and (iii) whether any of our properties will be required to again temporarily suspend operations in the event that the pandemic worsens. We are currently unable to determine whether, when or how the conditions surrounding the COVID-19 pandemic will change or whether the recovery in visitation and consumer spending is sustainable.
The Company could experience other potential adverse impacts as a result of the COVID-19 pandemic, including, but not limited to, further charges from adjustments to the carrying amount of goodwill and other intangible assets, long-lived asset impairment charges, or impairments of investments in joint ventures. In addition, the negative impacts of the COVID-19 pandemic may result in further changes in the amount of valuation allowance required. Actual results may differ materially from the Company’s current estimates as the scope of the COVID-19 pandemic evolves, depending largely, though not exclusively, on the impact of required capacity reductions, social distancing and health and safety guidelines, and the sustainability of current trends in recovery at our reopened properties.
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
As noted above, Penn Interactive launched the Barstool Sports online sports betting app in September 2020, which currently operates in Pennsylvania. We expect the Barstool Sports app to operate in Michigan by the end of 2020, subject to regulatory approval. In addition, we expect to use the Barstool Sports brand in the operation of certain of our retail sportsbooks by the end of 2020.
In May 2019, we acquired Greektown Casino-Hotel (“Greektown”), in Detroit, Michigan, subject to a triple net lease with VICI Properties Inc. (NYSE: VICI) (“VICI” and collectively with GLPI, our “REIT Landlords”) (the “Greektown Lease”) and in January 2019, we acquired Margaritaville Casino Resort (“Margaritaville”) in Bossier City, Louisiana, subject to a triple net lease with VICI (the “Margaritaville Lease”). In March 2020, in light of the COVID-19 pandemic, we temporarily suspended construction of our development of two Category 4 satellite gaming casinos in Pennsylvania: Hollywood Casino York (“York”)

and Morgantown. We anticipate resuming construction later this year on both projects and expect them to open in the second half of 2021.
The Term Sheet discussed above also provides that the Company and GLPI will enter into an option agreement whereby GLPI will grant the Company the exclusive right until December 31, 2020 to purchase the operations of Hollywood Casino Perryville for $31.1 million, with the closing of such purchase expected to occur during the first half of 2021. If, as anticipated, the option is exercised and the transaction is completed, we would lease the real estate assets associated with Hollywood Casino Perryville from GLPI with initial rent of $7.8 million per year subject to escalation. We expect to exercise the purchase option by the end of 2020.
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
Operating and Competitive Environment
Most of our properties operate in mature, competitive markets. We expect that the majority of our future growth will come from new business lines or distribution channels, such as retail and online gaming and sports betting; entrance into new jurisdictions; expansions of gaming in existing jurisdictions; and, to a lesser extent, improvements/expansions of our existing properties and strategic acquisitions of gaming properties. Our portfolio is comprised largely of well-maintained regional gaming facilities, which has allowed us to develop what we believe to be a solid base for future growth opportunities. We have also made investments in joint ventures that we believe will allow us to capitalize on additional gaming opportunities in certain states if legislation or referenda are passed that permit and/or expand gaming in these jurisdictions and we are selected as a licensee.
As reported by most jurisdictions, regional gaming industry trends have shown little revenue growth the last several years as numerous jurisdictions now permit gaming or have expanded their gaming offerings. In recent years, the proliferation of new gaming properties has impacted the overall domestic gaming industry as well as our results of operations in certain markets. Prior to the COVID-19 pandemic, the economic environment, specifically historically low levels of unemployment, strength in residential real estate prices, and high levels of consumer confidence, had resulted in a stable operating environment in recent years. The COVID-19 pandemic has increased the level of unemployment and decreased the level of consumer confidence. Our ability to succeed in this new environment will be predicated on our ability to adjust operations and cost structures at our reopened properties to reflect the new economic and health and safety conditions, operating our properties efficiently, realizing revenue and cost synergies from recent acquisitions, and offering our customers additional gaming experiences through our omni-channel distribution strategy. We seek to continue to expand our customer database through accretive acquisitions or investments, such as Barstool Sports, capitalize on organic growth opportunities from the development of new properties or the expansion of recently-developed business lines, and develop partnerships that allow us to enter new jurisdictions for iGaming and sports betting.
The gaming industry is characterized by an increasingly high degree of competition among a large number of participants, including riverboat casinos; dockside casinos; land-based casinos; video lottery; iGaming; online and retail sports betting; gaming at taverns; gaming at truck stop establishments; sweepstakes and poker machines not located in casinos; the potential for increased fantasy sports, significant growth of Native American gaming tribes, historic racing or state-sponsored i-lottery products in or adjacent to states we operate in; and other forms of gaming in the U.S. More specifically, due to recent legislation to expand gaming in and around Illinois, Indiana, Massachusetts and Pennsylvania, several of our properties within our Northeast segment and some of our properties within our Midwest segment have been and will continue to be negatively impacted by new or increased competition.
Key Performance Indicators
In our business, revenue is driven by discretionary consumer spending. We have no certain mechanism for determining why consumers choose to spend more or less money at our properties from period-to-period; therefore, we are unable to quantify a dollar amount for each factor that impacts our customers’ spending behaviors. However, based on our experience, we can generally offer some insight into the factors that we believe are likely to account for such changes and which factors may have a greater impact than others. For example, decreases in discretionary consumer spending have historically been brought about by weakened general economic conditions, such as lackluster recoveries from recessions, high unemployment levels, higher income taxes, low levels of consumer confidence, weakness in the housing market, and high fuel or other transportation costs. In addition, visitation and the volume of play have historically been negatively impacted by significant construction surrounding our properties, adverse regional weather conditions and natural disasters. We believe that the COVID-19 pandemic has led to and will continue to lead to meaningful decreases in discretionary consumer spending and will continue to negatively impact visitation at our properties and the volume of play for the foreseeable future. In all instances, such insights are based solely on our judgment and professional experience, and no assurance can be given as to the accuracy of our judgments.
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

	For the three months ended September 30,		For the nine months ended September 30,
(dollars in millions)	2020	2019	2020	2019
Revenues:
Northeast segment	$545.1	$628.9	$1,168.5	$1,778.6
South segment	255.6	276.6	600.4	850.7
West segment	78.7	161.5	223.0	484.4
Midwest segment	229.1	275.8	493.2	815.3
Other (1)	23.7	12.4	71.6	31.9
Intersegment eliminations (2)	(2.5)	(0.7)	(5.4)	(0.7)
Total	$1,129.7	$1,354.5	$2,551.3	$3,960.2

Net income (loss)	$141.2	$43.7	$(681.8)	$136.0

Adjusted EBITDAR:
Northeast segment	$204.8	$189.1	$325.7	$540.1
South segment	120.3	89.0	217.3	279.6
West segment	33.6	50.6	55.2	151.0
Midwest segment	108.5	104.3	173.4	301.3
Other (1)	(14.6)	(25.0)	(42.2)	(66.1)
Intersegment eliminations (2)	—	(0.1)	—	(0.1)
Total (3)	452.6	407.9	729.4	1,205.8
Rent expense associated with triple net operating leases (4)	(109.0)	(96.3)	(310.3)	(271.0)
Adjusted EBITDA (3)	$343.6	$311.6	$419.1	$934.8

Net income (loss) margin	12.5%	3.2%	(26.7)%	3.4%
Adjusted EBITDAR margin (3)	40.1%	30.1%	28.6%	30.4%
Adjusted EBITDA margin (3)	30.4%	23.0%	16.4%	23.6%
(1)The Other category consists of the Company’s stand-alone racing operations, namely Sanford-Orlando Kennel Club and the Company’s joint venture interests in Sam Houston Race Park, Valley Race Park, and Freehold Raceway. The Other category also includes Penn Interactive, which operates social gaming, our internally-branded retail sportsbooks, iGaming and our Barstool Sports online sports betting app; our management contract for Retama Park Racetrack; and our live and televised poker tournament series that operates under the trademark Heartland Poker Tour (“HPT”). Expenses incurred for corporate and shared services activities that are directly attributable to a property or are otherwise incurred to support a property are allocated to each property. The Other category also includes corporate overhead costs, which consist of certain expenses, such as: payroll, professional fees, travel expenses and other general and administrative expenses that do not directly relate to or have not otherwise been allocated to a property. In addition, Adjusted EBITDAR of the Other category includes our proportionate share of the net income or loss of Barstool Sports after adding back our share of non-operating items (such as interest expense, net; income taxes; depreciation and amortization; and stock-based compensation expense).
(2)Represents the elimination of intersegment revenues associated with Penn Interactive and HPT.
(3)The total is a mathematical calculation derived from the sum of reportable segments (as well as the Other category). As noted within “Non-GAAP Financial Measures” below, Adjusted EBITDAR, and the related margin, is presented on a consolidated basis outside the financial statements solely as a valuation metric. For three months ended September 30, 2020, as compared to the prior year period, Adjusted EBITDAR and Adjusted EBITDA, and the related margins, increased due to higher spend per trip (despite reductions in visitation) and cost structure initiatives such as: operating with a reduced workforce, focusing on higher margin gaming offerings, reducing marketing costs, and limiting certain lower margin food and beverage offerings, such as buffets. For nine months ended September 30, 2020, as compared to the prior period, Adjusted EBITDAR and Adjusted EBITDA, and the related margins, decreased due to the temporary closures of our properties as a result of the COVID-19 pandemic.
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

Consolidated comparison of the three and nine months ended September 30, 2020 and 2019
Revenues
The following table presents our consolidated revenues:

	For the three months ended September 30,		Change		For the nine months ended September 30,		Change
(dollars in millions)	2020	2019	$	%	2020	2019	$	%
Revenues
Gaming	$993.6	$1,088.5	$(94.9)	(8.7)%	$2,155.7	$3,185.2	$(1,029.5)	(32.3)%
Food, beverage, hotel and other	136.1	266.0	(129.9)	(48.8)%	395.6	775.0	(379.4)	(49.0)%
Total revenues	$1,129.7	$1,354.5	$(224.8)	(16.6)%	$2,551.3	$3,960.2	$(1,408.9)	(35.6)%
Consolidated revenues decreased for the three and nine months ended September 30, 2020 primarily as a result of the COVID-19 pandemic, including the temporary closures of all of our properties during the year, and its continued impact on our business. We began temporarily closing our properties on March 13, 2020 and began reopening our properties on May 18, 2020, resulting in all of our properties being closed for at least two months. As of September 30, 2020, 39 of our 41 properties were reopened. Our properties are subject to restrictions on gaming capacity, which depending on the jurisdiction, are generally 50% less gaming devices. Furthermore, due primarily to the implementation of social distancing and health and safety protocols, our properties are subject to reduced hotel capacity and limitations on the number of food and beverage offerings. As a result, upon reopening our properties, gaming revenue now represents a larger portion of our total revenues, which we expect to continue until at least such time that social distancing and health and safety protocols are relaxed or no longer necessary.
Since reopening, our properties have generally experienced reduced visitation and higher spend per trip, as compared to pre-closure levels. We largely attribute the higher spend per trip to pent-up demand, visitation from our higher worth customers, and customers’ propensity to spend after a prolonged period of limited domestic commerce and upon receipt of government stimulus payments. In addition, in many of the states in which we operate, leisure alternatives remain partially limited (e.g., bars, concerts, entertainment events, etc.), which may have impacted our operating results upon reopening our properties. See “Segment comparison of the three and nine months ended September 30, 2020 and 2019” below for more detailed explanations of the fluctuations in revenues.
Operating expenses
The following table presents our consolidated operating expenses:

	For the three months ended September 30,		Change		For the nine months ended September 30,		Change
(dollars in millions)	2020	2019	$	%	2020	2019	$	%
Operating expenses
Gaming	$458.1	$587.5	$(129.4)	(22.0)%	$1,101.0	$1,699.1	$(598.1)	(35.2)%
Food, beverage, hotel and other	70.1	171.2	(101.1)	(59.1)%	260.0	500.5	(240.5)	(48.1)%
General and administrative	317.6	309.7	7.9	2.6%	828.7	883.6	(54.9)	(6.2)%
Depreciation and amortization	87.7	106.3	(18.6)	(17.5)%	275.3	316.4	(41.1)	(13.0)%
Impairment losses	—	—	—	N/M	616.1	—	616.1	N/M
Total operating expenses	$933.5	$1,174.7	$(241.2)	(20.5)%	$3,081.1	$3,399.6	$(318.5)	(9.4)%
N/M - Not meaningful
Gaming expenses consist primarily of salaries and wages associated with our gaming operations and gaming taxes. Food, beverage, hotel and other expenses consist principally of salaries and wages and costs of goods sold associated with our food, beverage, hotel, retail, racing, and other operations. Gaming, food, beverage, hotel and other expenses for the three and nine months ended September 30, 2020 decreased year over year primarily as a result of the temporary closures of all of our properties due to the COVID-19 pandemic, which reduced our salaries and wages, gaming taxes, costs of goods sold, and other expenses. As discussed above, our reopened properties are operating with reduced gaming and hotel capacity and limited food and beverage options. As such, our properties are operating with a reduced workforce, which reduced our salaries and wages. In addition, our properties have reduced marketing costs, which reduces gaming expenses.
General and administrative expenses include items such as compliance, facility maintenance, utilities, property and liability insurance, surveillance and security, lobbying expenses, and certain housekeeping services, as well as all expenses for administrative departments such as accounting, purchasing, human resources, legal and internal audit. General and administrative expenses also include stock-based compensation expense; pre-opening and acquisition costs; gains and losses on disposal of assets; changes in the fair value of our contingent purchase price obligations; expense associated with cash-settled stock-based awards (including changes in fair value thereto); restructuring costs (primarily severance) associated with a company-wide initiative, triggered by the COVID-19 pandemic; and rent expense associated with our triple net operating leases.
For three months ended September 30, 2020, general and administrative expenses increased year over year primarily due to the increase in expense associated with the Company’s cash-settled stock-based awards of $43.0 million, which is largely driven by the increase in the Company's stock price. Rent expense associated with our triple net operating leases increased by $12.7 million, as compared to the prior year period; the increase principally relates to the Tropicana Lease. Additionally, we incurred $12.4 million of restructuring costs primarily related to employee severance as a result of the COVID-19 pandemic that had not been incurred before the third quarter of 2020. The increase in general and administrative expenses was offset by $13.6 million in payroll tax credits received under the CARES Act as well as a recognized gain of $6.1 million related to the sale of assets, both of which reduced general and administrative expenses for three months ended September 30, 2020.
For nine months ended September 30, 2020, general and administrative expenses decreased year over year primarily as a result of the actions taken to reduce our cost structure while our properties were temporarily closed, which are discussed above and were mostly effective April 1, 2020 through September 30, 2020. In addition, we received $35.0 million in payroll credits under the CARES Act as well as recognized a gain on disposal of assets of $33.9 million, both of which reduced general and administrative expenses for the nine months ended September 30, 2020. Additionally, the expense associated with the Company’s contingent purchase price obligations decreased by $8.4 million, as compared to the prior year period. Offsetting these decreases for nine months ended September 30, 2020, as compared to the prior year period, was an increase in expense associated with the Company’s cash-settled stock-based awards expense of $53.2 million, due to the increase in our stock price, and an increase in rent expense of $39.3 million, which principally relates to the Tropicana Lease and the Greektown Lease. Additionally, we incurred $12.4 million of restructuring costs, primarily related to employee severance as a result of the COVID-19 pandemic as described above.
Depreciation and amortization for the three and nine months ended September 30, 2020 decreased year over year primarily due to fixed assets becoming fully depreciated since September 30, 2019, the sale of the real estate assets of Tropicana in April 2020, and decreases of $1.0 million and $6.8 million, respectively, in amortization expense at Penn Interactive. These were offset for the nine months ended September 30, 2020 by an increase of $4.0 million at Greektown, which was acquired in May 2019.
Impairment losses for the nine months ended September 30, 2020 primarily relate to impairments taken on our goodwill and other intangible assets of $113.0 million and $498.5 million, respectively, as a result of an interim impairment assessment during the first quarter of 2020. During the first quarter of 2020, we identified an indicator of impairment triggered by the COVID-19 pandemic, which caused all of our gaming properties to temporarily close. At the time of the interim impairment assessment, we revised our cash flow projections to reflect the current economic environment, including the uncertainty of the nature, timing and extent of reopening our gaming properties.

Other income (expenses)
The following table presents our consolidated other income (expenses):

	For the three months ended September 30,		Change		For the nine months ended September 30,		Change
(dollars in millions)	2020	2019	$	%	2020	2019	$	%
Other income (expenses)
Interest expense, net	$(142.3)	$(133.5)	$(8.8)	6.6%	$(407.1)	$(400.5)	$(6.6)	1.6%
Income from unconsolidated affiliates	$5.0	$9.8	$(4.8)	(49.0)%	$7.4	$21.7	$(14.3)	(65.9)%
Income tax benefit (expense)	$14.3	$(19.6)	$33.9	N/M	$172.2	$(53.0)	$225.2	N/M
Other	$68.0	$7.2	$60.8	N/M	$75.5	$7.2	$68.3	N/M
N/M - Not meaningful
Interest expense, net increased for the three and nine months ended September 30, 2020, as compared to the prior year period, due to increases in interest expense related to our Master Leases of $6.1 million and $6.5 million, respectively. Additionally, the interest expense associated with our long-term debt increased, as compared to the prior year period, by $3.0 million and $1.2 million for three and nine months ended September 30, 2020, respectively, primarily due to the issuance of our 2.75% Convertible Notes, which offset the reduction in interest expense incurred on the Senior Secured Credit Facilities (as defined in “Liquidity and Capital Resources”) from a decrease in the London Interbank Offered Rate (referred to as “LIBOR”) during the corresponding periods.
Income from unconsolidated affiliates relates principally to Barstool Sports and our Kansas Entertainment joint venture. The decrease for the three and nine months ended September 30, 2020, as compared to the prior year periods, was due to a decrease in the results of operations of Hollywood Casino at Kansas Speedway, which was temporarily closed between March 18, 2020 and May 25, 2020 and continues to be impacted by COVID-19 capacity restrictions.
Income tax benefit (expense) was $14.3 million and $172.2 million for the three and nine months ended September 30, 2020, respectively, as compared to $(19.6) million and $(53.0) million for the three and nine months ended September 30, 2019, respectively. Our effective tax rate (income taxes as a percentage of income or loss from operations before income taxes) including discrete items was (11.3)% and 20.2% for the three and nine months ended September 30, 2020, as compared to 31.0% and 28.0% for the three and nine months ended September 30, 2019. The effective rate for the three months ended September 30, 2020, was lower than the prior year period, primarily driven by the reduction in the valuation allowance as a result of the recent law change whereby qualified improvement property now qualifies for accelerated bonus depreciation, which was applied on a retroactive basis. The change in the effective rate for the nine months ended September 30, 2020 as compared to the prior year period was primarily due to a reduction of pre-tax income.

The CARES Act temporarily removes certain restrictions originally imposed by the Tax Cuts and Jobs Act of 2017. Corporate taxpayers are now permitted to carryback up to five years of federal NOLs originating in tax years 2018, 2019, and 2020 and offset 100% of taxable income with available NOLs. The CARES Act also temporarily (i) increases the interest deductibility threshold from 30% to 50% of adjusted taxable income for tax years beginning in 2019 and 2020, (ii) allows a refund of alternative minimum tax credits, (iii) increases the corporate charitable deduction limit to 25% and (iv) makes eligible qualified improvement property available for immediate expensing. Due to the enactment of the CARES Act, we are estimating an income tax refund between approximately $40 million and $50 million primarily attributable to the carryback of NOLs. We will continue to monitor any impact and revise our preliminary near-term liquidity benefit as a result of this new law.
As of September 30, 2020, we have a valuation allowance on the portion of the deferred tax assets that is not more likely than not to be realized as a result of the negative objective evidence of being in a three-year cumulative loss and we intend to continue maintaining a valuation allowance on our deferred tax assets until there is sufficient positive evidence to support the reversal of all or a portion of these allowances. A reduction in the valuation allowance would result in a significant decrease to income tax expense in the period the release is recorded. However, the exact timing and reversal amount in our valuation allowance are currently unknown.
Our effective income tax rate can vary from period to period depending on, among other factors, the geographic and business mix of our earnings, changes to our valuation allowance and the level of our tax credits. Certain of these and other factors, including our history and projections of pre-tax earnings, are considered in assessing our ability to realize our net deferred tax assets.

Other includes miscellaneous income and expense items. The amount for the three and nine months ended September 30, 2020 relates primarily to unrealized holding gains of $67.9 million and $75.6 million, respectively, on equity securities (including warrants), which were acquired during the third quarter of 2019 in connection with Penn Interactive entering into multi-year agreements with sports betting operators for online sports betting and related iGaming market access across our portfolio.

Segment comparison of the three and nine months ended September 30, 2020 and 2019
Northeast Segment

	For the three months ended September 30,		Change		For the nine months ended September 30,		Change
(dollars in millions)	2020	2019	$	%	2020	2019	$	%
Revenues
Gaming	$508.0	$555.2	$(47.2)	(8.5)%	$1,060.8	$1,571.9	$(511.1)	(32.5)%
Food, beverage, hotel and other	37.1	73.7	(36.6)	(49.7)%	107.7	206.7	(99.0)	(47.9)%
Total revenues	$545.1	$628.9	$(83.8)	(13.3)%	$1,168.5	$1,778.6	$(610.1)	(34.3)%

Adjusted EBITDAR	$204.8	$189.1	$15.7	8.3%	$325.7	$540.1	$(214.4)	(39.7)%
Adjusted EBITDAR margin	37.6%	30.1%		750 bps	27.9%	30.4%		(250) bps
The Northeast segment’s results of operations for the three and nine months ended September 30, 2020 were primarily impacted by the COVID-19 pandemic. Our gaming properties within the region experienced temporary closures beginning on March 13, 2020. All of our properties within the Northeast segment reopened between June 5, 2020 and August 5, 2020 and continue to operate with reduced gaming and hotel (if applicable) capacity and limited food and beverage offerings. In response to the impact of the COVID-19 pandemic on our operations, we implemented cost saving initiatives to offset inevitable revenue degradation, such as: operating with a reduced workforce, focusing on higher margin gaming offerings, reducing marketing costs, and limiting certain lower margin food and beverage offerings.
For the three months ended September 30, 2020, the Northeast segment’s total revenues decreased, as compared to the prior year period, due principally to the temporary closures and social distancing measures described above. Despite the decrease in total revenues, Adjusted EBITDAR and Adjusted EBITDAR margin increased for the three months ended September 30, 2020, as compared to the prior year period, due to higher spend per trip and our cost structure savings initiatives described above. Hollywood Casino Toledo particularly benefited from delayed reopening dates of casinos in Detroit, Michigan as well as strict social distancing limitations on casino occupancy of 15% in Detroit, Michigan, which, on the other hand, negatively impacted Greektown's performance for the period. Along with Greektown, Hollywood Casino Bangor and Plainridge Park Casino were amongst the last regional properties to reopen during the third quarter of 2020, between July 8, 2020 and August 5, 2020, and they continue to be negatively impacted by the COVID-19 pandemic environment.
For the nine months ended September 30, 2020, the Northeast segment’s total revenues, Adjusted EBITDAR and Adjusted EBITDAR margin decreased, as compared to the prior year period, due to the temporary closures and social distancing measures described above. We reopened Hollywood Casino at Charles Town Races, Hollywood Casino at Penn National Race Course, Meadows Racetrack and Casino, our Indiana properties and our Ohio properties between June 5, 2020 and June 19, 2020. Since reopening, Ameristar East Chicago, Hollywood Casino Toledo and Hollywood Gaming at Dayton Raceway experienced strong reopening results. Hollywood Casino at Penn National Race Course and Meadows Racetrack and Casino continued to be negatively impacted by recent increases in competition in and around the Pennsylvania market in addition to COVID-19 occupancy restrictions.

South Segment

	For the three months ended September 30,		Change		For the nine months ended September 30,		Change
(dollars in millions)	2020	2019	$	%	2020	2019	$	%
Revenues
Gaming	$208.0	$201.2	$6.8	3.4%	$480.3	$628.1	$(147.8)	(23.5)%
Food, beverage, hotel and other	47.6	75.4	(27.8)	(36.9)%	120.1	222.6	(102.5)	(46.0)%
Total revenues	$255.6	$276.6	$(21.0)	(7.6)%	$600.4	$850.7	$(250.3)	(29.4)%

Adjusted EBITDAR	$120.3	$89.0	$31.3	35.2%	$217.3	$279.6	$(62.3)	(22.3)%
Adjusted EBITDAR margin	47.1%	32.2%		1490 bps	36.2%	32.9%		330 bps
The South segment’s results of operations for the three and nine months ended September 30, 2020 were primarily impacted by the COVID-19 pandemic and Hurricane Laura (described below). Our gaming properties within the region experienced temporary closures beginning March 17, 2020. We reopened our Louisiana properties and our Mississippi properties between May 18, 2020 and May 21, 2020. All of our properties within the South segment reopened and continue to operate with reduced gaming and hotel (if applicable) capacity and limited food and beverage offerings. In response to the COVID-19 pandemic on our operations, we implemented cost saving initiatives to offset inevitable revenue degradation, such as: operating with a reduced workforce, focusing on higher margin gaming offerings, reducing marketing costs, and limiting certain lower margin food and beverage offerings.
For the three months ended September 30, 2020, the South segment’s total revenues decreased, as compared to prior year period, due principally to the social distancing measures described above as well as the temporary closure of L’Auberge Lake Charles that lasted 17 days due to Hurricane Laura. Despite the decrease in total revenues, Adjusted EBITDAR and Adjusted EBITDAR margin increased for the three months ended September 30, 2020, as compared to the prior year period, due to higher spend per trip and our cost structure savings initiatives described above. With the exception of L’Auberge Lake Charles, all of our reopened properties in the South segment experienced Adjusted EBITDAR growth with 1st Jackpot Casino, Boomtown Biloxi, Boomtown New Orleans, L’Auberge Baton Rouge and Margaritaville also experiencing growth in total revenues.
For the nine months ended September 30, 2020, the Souths segment’s total revenues and Adjusted EBITDAR decreased, as compared to the prior year period, due to the temporary closures and social distancing measures described above. However, Adjusted EBITDAR margin increased for the nine months ended September 30, 2020, as compared to the prior year period due to our cost structure savings initiatives described above.
On August 27, 2020, Hurricane Laura made landfall in Lake Charles, Louisiana and caused significant damage to L’Auberge Lake Charles, forcing it to close for 17 days. We expect to recover property damages and lost earnings for the disruption of our business through insurance proceeds in 2021, as described in Note 4, “Hurricane Laura,” in the notes to our unaudited Condensed Consolidated Financial Statements. The property is currently undergoing restorations and operating at further reduced capacity.
West Segment

	For the three months ended September 30,		Change		For the nine months ended September 30,		Change
(dollars in millions)	2020	2019	$	%	2020	2019	$	%
Revenues
Gaming	$54.0	$93.3	$(39.3)	(42.1)%	$138.7	$282.6	$(143.9)	(50.9)%
Food, beverage, hotel and other	24.7	68.2	(43.5)	(63.8)%	84.3	201.8	(117.5)	(58.2)%
Total revenues	$78.7	$161.5	$(82.8)	(51.3)%	$223.0	$484.4	$(261.4)	(54.0)%

Adjusted EBITDAR	$33.6	$50.6	$(17.0)	(33.6)%	$55.2	$151.0	$(95.8)	(63.4)%
Adjusted EBITDAR margin	42.7%	31.3%		1140 bps	24.8%	31.2%		(640) bps
The West segment’s results of operations for the three and nine months ended September 30, 2020 were primarily impacted by the COVID-19 pandemic. Our gaming properties within the region experienced temporary closures beginning on March 16,

2020. The majority of our properties within the West segment reopened between June 4, 2020 and June 17, 2020. Tropicana reopened on September 17, 2020 and Zia Park Casino has not yet reopened. All our reopened properties operate with reduced gaming and hotel (if applicable) capacity and limited food and beverage offerings. In response to the COVID-19 pandemic on our operations, we implemented cost saving initiatives to offset inevitable revenue degradation, such as: operating with a reduced workforce, focusing on higher margin gaming offerings, reducing marketing costs, and limiting certain lower margin food and beverage offerings.
The West segment’s total revenues and Adjusted EBITDAR decreased for the three and nine months ended September 30, 2020, as compared to the prior year periods, due to the temporary closures and social distancing measures described above.
Adjusted EBITDAR margin increased for the three months ended September 30, 2020 primarily due to the reopening of our M Resort and Cactus Petes and Horseshu properties in which Adjusted EBITDAR and Adjusted EBITDAR margins were higher than the prior year due to our cost saving initiatives described above. For nine months ended September 30, 2020, Adjusted EBITDAR margin decreased as compared to the prior year periods, due to the temporary closures and social distancing measures described above.
Midwest Segment

	For the three months ended September 30,		Change		For the nine months ended September 30,		Change
(dollars in millions)	2020	2019	$	%	2020	2019	$	%
Revenues
Gaming	$212.7	$236.1	$(23.4)	(9.9)%	$442.4	$699.8	$(257.4)	(36.8)%
Food, beverage, hotel and other	16.4	39.7	(23.3)	(58.7)%	50.8	115.5	(64.7)	(56.0)%
Total revenues	$229.1	$275.8	$(46.7)	(16.9)%	$493.2	$815.3	$(322.1)	(39.5)%

Adjusted EBITDAR	$108.5	$104.3	$4.2	4.0%	$173.4	$301.3	$(127.9)	(42.4)%
Adjusted EBITDAR margin	47.4%	37.8%		960 bps	35.2%	37.0%		(180) bps
The Midwest segment’s results of operations for the three and nine months ended September 30, 2020 were primarily impacted by the COVID-19 pandemic. Our gaming properties within the region experienced temporary closures beginning on March 16, 2020. All of our properties within the Midwest segment reopened between May 25, 2020 and July 1, 2020 and continue to operate with reduced gaming and hotel (if applicable) capacity and limited food and beverage offerings. In response to the COVID-19 pandemic on our operations, we implemented cost saving initiatives to offset inevitable revenue degradation, such as: operating with a reduced workforce, focusing on higher margin gaming offerings, reducing marketing costs, and limiting certain lower margin food and beverage offerings.
For the three months ended September 30, 2020, the Midwest segment’s total revenues decreased, as compared to the prior year period, due principally to the temporary closures and social distancing measures described above. Despite the decrease in total revenues, Adjusted EBITDAR and Adjusted EBITDAR margin increased for the three months ended September 30, 2020, as compared to the prior year period, due to higher spend per trip and our cost structure savings initiatives described above.
For the nine months ended September 30, 2020, the Midwest segment’s total revenues, Adjusted EBITDAR and Adjusted EBITDAR margin decreased, as compared to the prior year period, due to the temporary closures and social distancing measures described above.

Other

	For the three months ended September 30,		Change		For the nine months ended September 30,		Change
(dollars in millions)	2020	2019	$	%	2020	2019	$	%
Revenues
Gaming	$11.0	$3.3	$7.7	233.3%	$33.7	$3.4	$30.3	891.2%
Food, beverage, and other	12.7	9.1	3.6	39.6%	37.9	28.5	9.4	33.0%
Total revenues	$23.7	$12.4	$11.3	91.1%	$71.6	$31.9	$39.7	124.5%

Adjusted EBITDAR	$(14.6)	$(25.0)	$10.4	(41.6)%	$(42.2)	$(66.1)	$23.9	(36.2)%
Total revenues and Adjusted EBITDAR of the Other category increased for the three and nine months ended September 30, 2020, as compared to the prior year periods, principally as a result of Penn Interactive. Penn Interactive experienced (i) growth in operating live sports betting at retail sportsbooks within the Company’s properties; (ii) the launch of the Barstool Sports online sports betting app in September 2020, which currently operates in Pennsylvania; and (iii) increases in online social and real-money-gaming revenue due to the temporary closures of our properties. We expect the Barstool Sports app to operate in Michigan by the end of 2020, subject to regulatory approval. In addition, we expect to use the Barstool Sports brand in the operation of certain of our retail sportsbooks by the end of 2020.
In addition to Penn Interactive, the increases in Adjusted EBITDAR are driven by decreases in corporate overhead costs of $7.4 million and $13.2 million for the three and nine months ended September 30, 2020, respectively, which are principally due to the temporary closures of our properties and permanent reduction of our workforce, compensation reductions effective April 1, 2020 through September 30, 2020, and the overall reduction of our operations due to temporary property closures and restricted occupancy levels as a result of the COVID-19 pandemic.

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
We define Adjusted EBITDAR as Adjusted EBITDA (as defined above) plus rent expense associated with triple net operating leases (which is a normal, recurring cash operating expense necessary to operate our business). Adjusted EBITDAR is presented on a consolidated basis outside the financial statements solely as a valuation metric. Management believes that Adjusted EBITDAR is an additional metric traditionally used by analysts in valuing gaming companies subject to triple net leases since it eliminates the effects of variability in leasing methods and capital structures. This metric is included as supplemental disclosure because (i) we believe Adjusted EBITDAR is traditionally used by gaming operator analysts and investors to determine the equity value of gaming operators and (ii) Adjusted EBITDAR is one of the metrics used by other financial analysts in valuing our business. We believe Adjusted EBITDAR is useful for equity valuation purposes because (i) its calculation isolates the effects of financing real estate; and (ii) using a multiple of Adjusted EBITDAR to calculate enterprise value allows for an adjustment to the balance sheet to recognize estimated liabilities arising from operating leases related to real estate. However, Adjusted EBITDAR, when presented on a consolidated basis, is not a financial measure in accordance with GAAP and should not be viewed as a measure of overall operating performance or considered in isolation or as an alternative to net income because it excludes the rent expense associated with our triple net operating leases and is provided for the limited purposes referenced herein.
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

	For the three months ended September 30,		For the nine months ended September 30,
(dollars in millions)	2020	2019	2020	2019
Net income (loss)	$141.2	$43.7	$(681.8)	$136.0
Income tax expense (benefit)	(14.3)	19.6	(172.2)	53.0
Income from unconsolidated affiliates	(5.0)	(9.8)	(7.4)	(21.7)
Interest expense, net	142.3	133.5	407.1	400.5
Other income	(68.0)	(7.2)	(75.5)	(7.2)
Operating income (loss)	196.2	179.8	(529.8)	560.6
Stock-based compensation (1)	2.8	3.7	11.7	10.4
Cash-settled stock-based award variance (1)(2)	39.5	(3.4)	46.7	(6.4)
(Gain) loss on disposal of assets (1)	(6.0)	7.4	(33.9)	8.3
Contingent purchase price (1)	—	1.2	(1.4)	7.0
Pre-opening and acquisition costs (1)	4.8	7.4	11.5	15.5
Depreciation and amortization	87.7	106.3	275.3	316.4
Impairment losses	—	—	616.1	—
Insurance recoveries, net of deductible charges (1)	—	(1.5)	(0.1)	(1.5)
Income from unconsolidated affiliates	5.0	9.8	7.4	21.7
Non-operating items of equity method investments (3)	1.2	0.9	3.2	2.8
Other expenses (1)(4)	12.4	—	12.4	—
Adjusted EBITDA	343.6	311.6	419.1	934.8
Rent expense associated with triple net operating leases (1)	109.0	96.3	310.3	271.0
Adjusted EBITDAR	$452.6	$407.9	$729.4	$1,205.8

Net income (loss) margin	12.5%	3.2%	(26.7)%	3.4%
Adjusted EBITDA margin	30.4%	23.0%	16.4%	23.6%
Adjusted EBITDAR margin	40.1%	30.1%	28.6%	30.4%
(1)    These items are included in “General and administrative” within the Company’s unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).
(2)    The Company’s cash-settled stock-based awards are adjusted to fair value each reporting period based primarily on the price of the Company’s common stock. As such, significant fluctuations in the price of the Company’s common stock during any reporting period could cause significant variances to budget on cash-settled stock-based awards. During the three and nine months ended September 30, 2020, the price of the Company’s common stock increased significantly, which resulted in unfavorable variances to budget, while the price of the Company’s common stock did not vary significantly during the three and nine months ended September 30, 2019, which resulted in minimal favorable variance to budget.
(3)    Consists principally of interest expense, net; income taxes; depreciation and amortization; and stock-based compensation expense associated with Barstool Sports and our Kansas Entertainment joint venture.
(4)    Consists of non-recurring restructuring charges (primarily severance) associated with a company-wide initiative, triggered by the COVID-19 pandemic, designed to (i) improve the operational effectiveness across our property portfolio; and (ii) improve the effectiveness and efficiency of our Corporate functional support areas.

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

	For the nine months ended September 30,		Change
(dollars in millions)	2020	2019	$	%
Net cash provided by operating activities	$220.8	$519.2	$(298.4)	(57.5)%
Net cash used in investing activities	$(235.9)	$(542.1)	$306.2	(56.5)%
Net cash provided by (used in) financing activities	$1,445.5	$(33.9)	$1,479.4	N/M
N/M - Not meaningful
Operating Cash Flow
The decrease in net cash provided by operating activities of $298.4 million for the nine months ended September 30, 2020, compared to the prior year period, is due to the temporary closures of our properties due to the COVID-19 pandemic, which significantly decreased cash receipts from customers. Offsetting this decrease was a $230.1 million decrease in cash paid for rent and interest payments, in total, under our Triple Net Leases, which is caused by the fact that we utilized rent credits to pay rent due for May 2020, June 2020, July 2020 and August 2020 under the Master Leases and the Meadows Lease (offset by the increase in payments under the Greektown Lease due to the timing of the acquisition).
Investing Cash Flow
The decrease in net cash used in investing activities of $306.2 million for the nine months ended September 30, 2020, compared to the prior year period, is primarily due to the acquisitions of the operations of Margaritaville and Greektown for $109.1 million and $289.2 million, respectively, both net of cash acquired, during the nine months ended September 30, 2019. As a part of the acquisitions of Margaritaville and Greektown, the Company entered into sale-leaseback transactions with VICI in the amounts of $261.1 million and $700.0 million, respectively, which had no net impact on the determination of net cash used in investing activities for the nine months ended September 30, 2019. In addition, capital expenditures decreased by $39.1 million for the nine months ended September 30, 2020, as compared to the prior year period (see below). These decreases were partially offset by our investment in Barstool Sports made during the first quarter of 2020.
Capital Expenditures
In March 2020, in order to preserve liquidity given the uncertainty surrounding the COVID-19 pandemic and its impact on our business, we temporarily suspended construction of our two planned Category 4 satellite casinos in York and Morgantown, Pennsylvania, respectively, which represented overall capital investments of approximately $120 million and $111 million inclusive of each of the gaming licenses acquired in a prior year, respectively. We expect both of these projects to be complete in the second half of 2021. Furthermore, in light of the COVID-19 pandemic, we do not expect that we will spend as much as previously budgeted for in 2020 and disclosed in our Form 10-K for the year ended December 31, 2019 on capital expenditures.
Capital expenditures for the nine months ended September 30, 2020 and 2019 were $97.6 million and $136.7 million, respectively, of which $31.9 million and $18.2 million, respectively, pertained to our York and Morgantown development projects. Capital expenditures decreased for the nine months ended September 30, 2020, as compared to the prior year period, due to a decrease in spending in advance of and upon temporarily closing our properties, offset by an increase in spending pertaining to our York and Morgantown development projects. Capital expenditures for nine months ended September 30, 2020 and 2019 were principally funded by cash provided by operating activities as well as borrowings under our Revolving Credit Facility. We expect that as operations continue to recover, capital expenditures will continue to increase.
Financing Cash Flow
For the nine months ended September 30, 2020, as compared to the prior year period, net cash from financing activities increased by $1,479.4 million to net cash provided by financing activities of $1,445.5 million from $33.9 million of net cash used in financing activities. The increase is driven primarily by the separate public offerings of Penn Common Stock on May 14, 2020 and September 24, 2020, in which we received net proceeds of $331.2 million and $957.6 million, respectively. Additionally, we received $322.2 million of net proceeds from the issuance of the Convertible Notes. These increases were partially offset by an increase in net repayments under our Senior Secured Credit Facilities of $228.0 million.
Senior Secured Credit Facilities
As of September 30, 2020, the Company’s Senior Secured Credit Facilities had a gross outstanding balance of $1,754.8 million, consisting of a $645.8 million Term Loan A Facility and a $1,109.0 million Term Loan B-1 Facility (as such terms are defined below), and a Revolving Credit Facility, which had a zero balance as of September 30, 2020. Additionally, as of

September 30, 2020, the Company had conditional obligations under letters of credit issued pursuant to the Senior Secured Credit Facilities with face amounts aggregating $29.4 million.
On March 13, 2020, we borrowed the remaining available amount of $430.0 million under our Revolving Credit Facility. The Company elected to draw down the remaining available funds from its Revolving Credit Facility in order to maintain maximum financial flexibility in light of the COVID-19 pandemic. Through the use of our September 2020 equity raise proceeds, we repaid the balance of our Revolving Credit Facility in full and had $670.6 million in available borrowing capacity as of September 30, 2020.
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

2.75% Unsecured Convertible Notes
In May 2020, the Company completed a public offering of $330.5 million aggregate principal amount of 2.75% unsecured convertible notes that mature, unless earlier converted, redeemed or repurchased, on May 15, 2026 (the “Convertible Notes”) at a price of par. After lender fees and discounts, net proceeds received by the Company were $322.2 million. Interest on the Convertible Notes is payable on May 15th and November 15th of each year, beginning on November 15, 2020.
The Convertible Notes are convertible into shares of the Company’s common stock at an initial conversion price of $23.40 per share, or 42.7350 shares, per $1,000 principal amount of notes, subject to adjustment if certain corporate events occur. However, in no event will the conversion exceed 55.5555 shares of common stock per $1,000 principal amount of notes. As of September 30, 2020, the maximum number of shares that could be issued to satisfy the conversion feature of the Convertible Notes is 18,360,815.
Prior to February 15, 2026, at their election, holders of the Convertible Notes may convert outstanding notes starting in the fourth quarter of 2020 if the trading price of the Company’s common stock exceeds 130% of the conversion price or, starting shortly after the issuance of the Convertible Notes, if the trading price per $1,000 principal amount of notes is less than 98% of the product of the trading price of the Company’s common stock and the conversion rate then in effect. The Convertible Notes may, at the Company’s election, be settled in cash, shares of common stock of the Company, or a combination thereof. The Company has the option to redeem the Convertible Notes, in whole or in part, beginning November 20, 2023.
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
As of September 30, 2020, the Company was in compliance with all required financial covenants. The Company believes that it will remain in compliance with all of its required financial covenants for at least the next twelve months following the date of filing this Form 10-Q with the U.S Securities and Exchange Commission (the “SEC”).
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
On September 24, 2020, the Company completed a public offering of 14,000,000 shares of Penn Common Stock and on September 25, 2020, the underwriters exercised their right to purchase an additional 2,100,000 shares of Penn Common Stock, resulting in an aggregate public offering of 16,100,000 shares of Penn Common Stock. All of the shares were issued at a public offering price of $61.00 per share, resulting in gross proceeds of $982.1 million, and net proceeds of $957.6 million after underwriter fees and discounts of $24.5 million.
Triple Net Leases
The majority of the gaming facilities used in the Company’s operations are subject to triple net master leases; the most significant of which are the Penn Master Lease and the Pinnacle Master Lease. The Company’s Master Leases are accounted for as either operating leases, finance leases, or financing obligations. In addition, four of the Company’s gaming facilities,

Meadows, Margaritaville, Greektown and Tropicana, are subject to individual triple net leases. As previously mentioned, we refer to the Penn Master Lease, the Pinnacle Master Lease, the Meadows Lease, the Margaritaville Lease, the Greektown Lease, and the Tropicana Lease, collectively as our “Triple Net Leases.” See “Payments to our REIT Landlords under Triple Net Leases” below for tabular information on the payments made during the three and nine months ended September 30, 2020 and 2019 pertaining to our Triple Net Leases, inclusive of rent credits utilized.
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
In connection with the Pinnacle Acquisition, we assumed a triple net lease of the real estate assets used in the operations of Meadows (the “Meadows Lease”), originally effective September 9, 2016, with GLPI as the landlord. Upon assumption of the Meadows Lease, there were eight years remaining of the initial ten-year term, with three subsequent, five-year renewal options followed by one four-year renewal option on the same terms and conditions, exercisable at the Company’s option. The payment structure under the Meadows Lease includes a fixed component (“Meadows Base Rent”), which is subject to an annual escalator of up to 5% for the initial term or until the lease year in which Meadows Base Rent plus Meadows Percentage Rent (as defined below) is a total of $31.0 million, subject to certain adjustments, and up to 2% thereafter, subject to an Adjusted Revenue to Rent Ratio (as defined in the Meadows Lease) of 2.0:1. The “Meadows Percentage Rent” is based on performance, which is prospectively adjusted for the next two-year period equal to 4% of the average annual net revenues of the property during the trailing two-year period. The next annual escalator test date and the next Meadows Percentage Rent reset is scheduled to occur on October 1, 2020. We expect the results of the annual escalator test and rent reset to be finalized during the fourth quarter.

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
Payments to our REIT Landlords under Triple Net Leases
Total payments made to our REIT Landlords, GLPI and VICI, inclusive of rent credits utilized, were as follows:

	For the three months ended September 30,		For the nine months ended September 30,
(in millions)	2020	2019	2020	2019
Penn Master Lease (1)	$120.3	$114.0	$343.4	$342.9
Pinnacle Master Lease (1)	81.3	82.3	245.6	245.6
Meadows Lease (1)	6.7	6.6	20.2	19.7
Margaritaville Lease	5.9	5.8	17.6	17.3
Greektown Lease	13.9	13.9	41.7	19.9
Total (2)	$228.1	$222.6	$668.5	$645.4
(1)During the three and nine months ended September 30, 2020, we utilized rent credits to pay $83.0 million, $54.2 million and $4.5 million and $155.1 million, $108.4 million, and $9.0 million of rent under the Penn Master Lease, Pinnacle Master Lease and Meadows Lease, respectively.
(2)Rent payable under the Tropicana Lease is nominal. Therefore, it has been excluded from the table above.
Other Long-Term Obligations
Relocation Fees
As of September 30, 2020 and December 31, 2019, other long-term obligations included $68.8 million and $76.4 million, respectively, related to the relocation fees for Hollywood Gaming at Dayton Raceway and Hollywood Gaming at Mahoning Valley Race Course, which opened in August 2014 and September 2014, respectively. The relocation fee for each property is payable as follows: $7.5 million upon the opening of the property and eighteen semi-annual payments of $4.8 million beginning one year after the commencement of operations.
Outlook
Based on our current level of operations, we believe that cash generated from operations and cash on hand, together with amounts available under our Senior Secured Credit Facilities, will be adequate to meet our anticipated obligations under our Triple Net Leases, debt service requirements, capital expenditures and working capital needs for the foreseeable future. However, our ability to generate sufficient cash flow from operations will depend on a range of economic, competitive and business factors, many of which are outside our control, including the impact of the COVID-19 pandemic. We cannot be certain: (i) of the impact of the operating restrictions to accommodate social distancing and health and safety guidelines will be on our properties; (ii) of the magnitude and duration of the impact of the COVID-19 pandemic (including reoccurrences) on general economic conditions, capital markets, unemployment and our liquidity, operations, supply chain and personnel, including the potential that some or all of properties may be forced to close or cease operations for a certain period of time; or (iii) that the U.S. economy and our business will recover to levels that existed prior to the COVID-19 pandemic and on what time frame. We caution you that the trends seen at our reopened properties (e.g., higher spend per trip) may not continue. In addition, while we anticipated that a significant amount of our future growth would come through the pursuit of opportunities within other distribution channels, such as retail and online sports betting, social gaming, retail gaming, and iGaming; from acquisitions of gaming properties at reasonable valuations; greenfield projects; and jurisdictional expansions and property expansion in under-penetrated markets; there can be no assurance that this will be the case given the uncertainty arising from the COVID-19 pandemic. If we consummate significant acquisitions in the future or undertake any significant property expansions, our cash requirements may increase significantly and we may need to make additional borrowings or complete equity or debt financings to meet these requirements. See Part II, Item 1A. “Risk Factors” of this Form 10-Q. See also Part I, Item 1A. “Risk Factors” of the Company’s Form 10-K for the year ended December 31, 2019 and Part II, Item 1A. “Risk Factors” of the Company’s subsequent Form 10-Q filings for a discussion of additional risks related to the Company’s capital structure.
We have historically maintained a capital structure comprising a mix of equity and debt financing. We vary our leverage to pursue opportunities in the marketplace and in an effort to maximize our enterprise value for our shareholders. We expect to meet our debt obligations as they have come due through internally generated funds from operations and/or refinancing them through the debt or equity markets prior to their maturity.

CRITICAL ACCOUNTING ESTIMATES
A complete discussion of our critical accounting estimates is included in our Form 10-K for the year ended December 31, 2019. There have been no significant changes in our critical accounting estimates during the three months ended September 30, 2020.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
For information with respect to new accounting pronouncements and the impact of these pronouncements on our unaudited Condensed Consolidated Financial Statements, see Note 3, “New Accounting Pronouncements,” in the notes to our unaudited Condensed Consolidated Financial Statements.

IMPORTANT FACTORS REGARDING FORWARD-LOOKING STATEMENTS
This Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements can be identified by the use of forward-looking terminology such as “expects,” “believes,” “estimates,” “projects,” “intends,” “plans,” “goal,” “seeks,” “may,” “will,” “should,” or “anticipates” or the negative or other variations of these or similar words, or by discussions of future events, strategies or risks and uncertainties. Specifically, forward looking statements include, but are not limited to, statements regarding: COVID-19; the length of time the Company’s Zia Park property will remain closed, the expected opening date, and the impact of this closure on the Company and its stakeholders; demand for gaming once this gaming property reopens as well as the impact of post-opening restrictions; continued demand for the gaming properties that have opened and the possibility that our gaming properties may be required to close again in the future due to COVID-19; the impact of COVID-19 on general economic conditions, capital markets, unemployment, and the Company’s liquidity, operations, supply chain and personnel; the potential benefits and expected timing of the Perryville transaction with GLPI; the Company’s estimated cash burn and future liquidity, future revenue and Adjusted EBITDAR, including from our iCasino business in Pennsylvania; the continued success of Barstool Sports in Pennsylvania and in additional states in the future; the expected benefits and potential challenges of the investment in Barstool Sports, including the anticipated benefits for the Company’s online and retail sports betting, iCasino and social casino products; the expected financial returns from the transaction with Barstool Sports; the expected launch of the Barstool-branded mobile sports betting product and its future revenue and profit contributions; the impact of shortened or cancelled sports seasons on our results; our expectations of future results of operations and financial condition, including margins; our expectations for our properties, our development projects or our iGaming initiatives; the timing, cost and expected impact of planned capital expenditures on our results of operations; our expectations with regard to the impact of competition; the anticipated opening dates of our retail sportsbooks in future states and our proposed Pennsylvania Category 4 casinos in York and Berks counties; our expectations with regard to acquisitions, potential divestitures and development opportunities, as well as the integration of and synergies related to any companies we have acquired or may acquire; the outcome and financial impact of the litigation in which we are or will be periodically involved; the actions of regulatory, legislative, executive or judicial decisions at the federal, state or local level with regard to our business and the impact of any such actions; our ability to maintain regulatory approvals for our existing businesses and to receive regulatory approvals for our new business partners; our expectations with regard to the impact of competition in online sports betting, iGaming and retail/mobile sportsbooks as well as the potential impact of this business line on our existing businesses;

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

Accordingly, the Company cautions that the forward-looking statements contained herein are qualified by important factors that could cause actual results to differ materially from those reflected by such statements. Such factors include, but are not limited to: (a) the magnitude and duration of the impact of the COVID-19 pandemic on general economic conditions, capital markets, unemployment, consumer spending and the Company’s liquidity, financial condition, supply chain, operations and personnel; (b) industry, market, economic, political, regulatory and health conditions; (c) disruptions in operations from data protection breaches, cyberattacks, extreme weather conditions, medical epidemics or pandemics such as the COVID-19 (and reoccurrences), and other natural or man-made disasters or catastrophic events; (d) the reopening of the Company’s Zia Park property is subject to various conditions, including numerous regulatory approvals and potential delays and operational restrictions; (e) our ability to access additional capital on favorable terms or at all; (f) our ability to remain in compliance with the financial covenants of our debt obligations; (g) the consummation of the Perryville transaction with GLPI is subject to various conditions, including third-party agreements and approvals, and accordingly may be delayed or may not occur at all; (h) actions to reduce costs and improve efficiencies to mitigate losses as a result of the COVID-19 pandemic that could negatively impact guest loyalty and our ability to attract and retain employees; (i) the outcome of any legal proceedings that may be instituted against the Company or its directors, officers or employees; (j) the impact of new or changes in current laws, regulations, rules or other industry standards; (k) the ability of our operating teams to drive revenue and margins; (l) the impact of significant competition from other gaming and entertainment operations (including from Native American casinos, historic racing machines, state sponsored i-lottery products and VGTs in or adjacent to states in which we operate); (m) our ability to obtain timely regulatory approvals required to own, develop and/or operate our properties, or other delays, approvals or impediments to completing our planned acquisitions or projects, construction factors, including delays, and increased costs; (n) the passage of state, federal or local legislation (including referenda) that would expand, restrict, further tax, prevent or negatively impact operations in or adjacent to the jurisdictions in which we do or seek to do business (such as a smoking ban at any of our properties or the award of additional gaming licenses proximate to our properties, as recently occurred with legislation in Illinois and Pennsylvania); (o) the effects of local and national economic, credit, capital market, housing, and energy conditions on the economy in general and on the gaming and lodging industries in particular; (p) the activities of our competitors (commercial and tribal) and the rapid emergence of new competitors (traditional, internet, social, sweepstakes based and VGTs in bars and truck stops); (q) increases in the effective rate of taxation for any of our operations or at the corporate level; (r) our ability to identify attractive acquisition and development opportunities (especially in new business lines) and to agree to terms with, and maintain good relationships with partners and municipalities for such transactions; (s) the costs and risks involved in the pursuit of such opportunities and our ability to complete the acquisition or development of, and achieve the expected returns from, such opportunities; (t) the impact of weather, including flooding, hurricanes and tornadoes; (u) changes in accounting standards; (v) the risk of failing to maintain the integrity of our information technology infrastructure and safeguard our business, employee and customer data (particularly as our iGaming division grows); (w) with respect to our iGaming and sports betting endeavors, the impact of significant competition from other companies for online sports betting, iGaming and sportsbooks, our ability to achieve the expected financial returns related to our investment in Barstool Sports, our ability to retain key talent, our ability to obtain timely regulatory approvals required to own, develop and/or operate sportsbooks may be delayed and there may be impediments and increased costs to launching the online betting, iGaming and sportsbooks, including delays, and increased costs, intellectual property and legal and regulatory challenges, as well as our ability to successfully develop innovative products that attract and retain a significant number of players in order to grow our revenues and earnings, our ability to establish key partnerships, our ability to generate meaningful returns and the risks inherent in any new business; (x) with respect to our proposed Pennsylvania Category 4 casinos in York and Berks counties, risks relating to construction, and our ability to achieve our expected budgets, timelines and investment returns, including the ultimate location of other gaming properties in the Commonwealth of Pennsylvania; and (y) other factors as discussed in the Company’s Form 10-K for the year ended December 31, 2019; the Company’s Form 10-Q for the quarterly period ended March 31, 2020, the Company’s Form 10-Q for the quarterly period ended June 30, 2020, this Form 10-Q for the quarterly period ended September 30, 2020; and Current Reports on Form 8-K, each as filed with the SEC. The Company does not intend to update publicly any forward-looking statements except as required by law.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
We are exposed to market risk from adverse changes in interest rates with respect to the short-term floating interest rate on borrowings under our Senior Secured Credit Facilities. As of September 30, 2020, the Company’s Senior Secured Credit Facilities had a gross outstanding balance of $1,754.8 million, consisting of a $645.8 million Term Loan A Facility, a $1,109.0 million Term Loan B-1 Facility. As of September 30, 2020, we have $670.6 million of available borrowing capacity under our Revolving Credit Facility.
In May 2020, the Company completed a public offering of $330.5 million aggregate principal amount of 2.75% Convertible Notes that mature on May 15, 2026, unless earlier converted, redeemed or repurchased. Interest on the Convertible Notes is payable on May 15th and November 15th of each year, beginning on November 15, 2020.
The table below provides information as of September 30, 2020 about our long-term debt obligations that are sensitive to changes in interest rates, including the notional amounts maturing during the twelve month period presented and the related weighted-average interest rates by maturity dates.

(dollars in millions)	10/01/20 - 09/30/21	10/01/21 - 09/30/22	10/01/22 - 09/30/23	10/01/23 - 09/30/24	10/01/24 - 09/30/25	Thereafter	Total	Fair Value
Fixed rate	$—	$—	$—	$—	$—	$400.0	$400.0	$415.0
Average interest rate						5.625%
Fixed rate	$—	$—	$—	$—	$—	$330.5	$330.5	$1,057.6
Average interest rate						2.75%
Variable rate	$59.9	$77.6	$82.1	$471.3	$11.3	$1,052.6	$1,754.8	$1,713.7
Average interest rate (1)	3.61%	3.64%	3.65%	3.73%	3.00%	3.05%
(1)Estimated rate, reflective of forward LIBOR as of September 30, 2020 plus the spread over LIBOR applicable to variable-rate borrowing.

ITEM 4.CONTROLS AND PROCEDURES
The Company’s management, under the supervision and with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of September 30, 2020. Based on this evaluation, our principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2020 to ensure that information required to be disclosed by the Company in reports we file or submit under the Exchange Act is (i) recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the United States Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to the Company’s management, including the Company’s principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.
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

ITEM 1A.RISK FACTORS
In addition to the other information set forth in this Form 10-Q, you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our Form 10-K for the year ended December 31, 2019, and our Form 10-Q for the quarterly period ended March 31, 2020 and June 30, 2020, which could materially affect our business, financial condition, and future results. The risks described in our Form 10-K for the year ended December 31, 2019 and our subsequent Form 10-Q filings are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our financial condition, operating results and cash flows. The following are new or modified risk factors that should be read in conjunction with the risk factors disclosed under Part I, Item 1A. “Risk Factors” in the Company’s Form 10-K for the year ended December 31, 2019 and Part II, Item 1A. “Risk Factors” in the Company’s subsequent Form 10-Q filings.

Risks Related to the COVID-19 Pandemic
The COVID-19 pandemic has significantly impacted the global economy, including the gaming industry, and has had a material adverse effect on our business, financial condition, results of operations and cash flows, and may continue to do so.

On March 11, 2020, the World Health Organization declared the COVID-19 outbreak to be a global pandemic. The COVID-19 pandemic has significantly impacted health and economic conditions throughout the United States. The global spread of the COVID-19 pandemic has been, and continues to be, complex and rapidly evolving, with governments, public institutions and other organizations imposing or recommending, and businesses and individuals implementing, restrictions on various activities or other actions to combat its spread, such as restrictions and bans on travel or transportation, stay-at-home directives, limitations on the size of gatherings, closures of work facilities, schools, public buildings and businesses, cancellation of events, including sporting events, concerts, conferences and meetings, and quarantines and lock-downs. The COVID-19 pandemic and its consequences have also dramatically reduced travel and demand for casino gaming and related amenities. Many jurisdictions where our properties are located required mandatory closures or imposed capacity limitations and other restrictions affecting our operations. The COVID-19 pandemic and these resulting developments caused significant disruptions to our ability to generate revenues, profitability and cash flows and had a material adverse impact on our financial condition, results of operations and cash flows. Such impact could worsen and last for an unknown period of time. In addition, these disruptions to us and the gaming industry in general as well as significant negative economic trends due to the COVID-19 pandemic may adversely affect our stock price.

During the first quarter of 2020, the Company took various actions to reduce its cost structure during the property closures to help mitigate the operating and financial impact of the COVID-19 pandemic, which included: (i) furloughing the vast majority of our employees and operating with a minimum staffing of less than 850 employees company-wide during the closures; (ii) enacting meaningful compensation reductions to its remaining property and corporate leadership teams; and (iii) executing substantial reductions in operating expenses, capital expenditures, including temporarily suspending construction of its two planned Category 4 development projects in Pennsylvania. In addition, during the property closures, the Company’s Board of Directors elected to forgo their cash compensation.
Though virtually all of our properties have reopened, we cannot predict the period of time required for the ramp-up of operations. We also may be required again to temporarily suspend operations at our properties if ordered by such governmental bodies. Our reopened properties face restrictions on our operations, including capacity limitations, cleaning requirements, restrictions on the number of seats per table game, slot machine spacing, temperature checks, mask protection and social distancing requirements which impact our future operations and ability to generate the same level of revenues and cash flows as before the COVID-19 pandemic. The continued operation of our reopened properties, may be affected by our ability to retain our workforce still on furlough or other factors. For example, if our employees that remain on furlough do not return to work with us when the COVID-19 pandemic further subsides, including because they find new employment during the furlough, we may experience operational challenges that may impact our ability to resume operations in full.

Moreover, once restrictions are lifted, it is unclear how quickly customers will return to our properties in numbers comparable to before the COVID-19 pandemic, which may be a function of continued concerns over health and safety, ongoing social distancing measures, or changes in consumer spending behavior due to adverse economic conditions, including job losses. Our properties have large customer-facing footprints and high levels of customer traffic where customers can gather together for personal interaction. As such, some customers may choose for a period of time not to travel or visit our properties for health and safety concerns or due to overall changes in consumer behavior resulting from social distancing. Upon reopening our properties, we have seen weakened visitation, which may have been due to increased level of unemployment, continued travel restrictions or warnings, consumer fears, reduced consumer discretionary spending or general economic uncertainty. Our vendors and other suppliers could also experience potential adverse effects of the pandemic that could impact our ability to operate to the same level as prior to the closures. If COVID-19 continues to spread significantly, governmental agencies or officials may order additional closures or impose further restrictions on the number of people allowed in our properties or in proximity to each other. Any of these events could result in significant further disruption to our operations and a drop in demand for our properties and could have a material adverse effect on us.

We could experience other potential adverse impacts as a result of the COVID-19 pandemic, including, but not limited to, further charges from adjustments to the carrying amount of goodwill and other intangible assets, long-lived asset impairment charges, or impairments of investments in joint ventures.
The ultimate impact of the COVID-19 pandemic on our business, results of operations, financial condition and cash flows will depend on numerous evolving factors that we may not be able to accurately predict or assess, including the duration and scope of the pandemic (and whether there is a resurgence or multiple resurgences in the future); the duration and impact on overall customer demand; the possibility that governmental bodies may again order temporary suspension of operation at our properties; our ability to again generate revenue and profits capable of supporting our ongoing operations; new information which may emerge concerning the severity of COVID-19; the negative impact it has on global and regional economies and economic activity; the ability of us and our business partners to successfully navigate the impacts of the pandemic; actions governments, businesses and individuals take in response to the pandemic, including limiting or banning travel and limiting or banning leisure, casino and entertainment (including concerts, sports and similar events) activities; and how quickly economies, travel activity, and demand for gaming, entertainment and leisure activities recovers after the pandemic subsides. The impact of the COVID-19 pandemic may also have the effect of exacerbating many of the other risks described in our Annual Report on Form 10-K for the year ended December 31, 2019 and our Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2020 and June 30, 2020. As a result of the foregoing, we cannot predict the ultimate scope, duration and impact the COVID-19 pandemic will have on our results of operations, but we expect that it will continue to have a material impact on our business, financial condition, liquidity, results of operations (including revenues and profitability) and stock price.

ITEM 6. EXHIBITS

Exhibit
Number	Description of Exhibit

10.1†
Second Amendment to Executive Agreement, dated October 1, 2020, by and between Penn National Gaming, Inc. and Jay A. Snowden is hereby incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on October 2, 2020. (SEC File No. 000-24206).

10.2†
Second Amendment to Executive Agreement, dated October 1, 2020, by and between Penn National Gaming, Inc. and David Williams is hereby incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on October 2, 2020. (SEC File No. 000-24206).

10.3†
Second Amendment to Executive Agreement, dated October 1, 2020, by and between Penn National Gaming, Inc. and Carl Sottosanti is hereby incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on October 2, 2020. (SEC File No. 000-24206).

10.4†*	Seventh Amendment to the Penn National Gaming, Inc. Deferred Compensation Plan.

31.1*	CEO Certification pursuant to rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

31.2*	CFO Certification pursuant to rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

32.1**	CEO Certification pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

32.2**	CFO Certification pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Inline XBRL File (included in Exhibit 101)

*	Filed herewith.
**	Furnished herewith.
†	Management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PENN NATIONAL GAMING, INC.
Dated:	November 4, 2020	By:	/s/ Christine LaBombard
Christine LaBombard
Senior Vice President and Chief Accounting Officer