Form 10-K
period 2020-12-31
PENN NATIONAL GAMING INC
filed 2021-02-26
CIK 921738

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________
Commission file number 0-24206
PENN NATIONAL GAMING, INC.
(Exact name of registrant as specified in its charter)

Pennsylvania	23-2234473
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
825 Berkshire Blvd., Suite 200
Wyomissing, Pennsylvania 19610
(Address of principal executive officers) (Zip Code)

(610) 373-2400
(Registrant's telephone number, including area code)

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has ﬁled a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting ﬁrm that prepared or issued its audit report. ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

As of June 30, 2020, the aggregate market value of the voting common stock held by non-affiliates of the registrant was $4.2 billion. Such aggregate market value was computed by reference to the closing price of the common stock as reported on the NASDAQ Global Select Market on June 30, 2020. As of February 19, 2021, the number of shares of the registrant’s common stock outstanding was 156,486,487.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive 2021 proxy statement, anticipated to be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year, are incorporated by reference into Part III of this Form 10-K.

PENN NATIONAL GAMING, INC.
SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS
This Annual Report on Form 10-K includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. References to Penn National Gaming, Inc., together with its subsidiaries (“Penn National,” the “Company,” “we,” “our,” or “us”) refer to Penn National Gaming, Inc. and its subsidiaries, except where stated or the context otherwise indicates. These statements are included throughout the document, including within “Item 1A. Risk Factors,” and relate to our business strategy, our prospects and our financial position. These statements can be identified by the use of forward-looking terminology such as “expects,” “believes,” “estimates,” “projects,” “intends,” “plans,” “seeks,” “may,” “will,” “should,” or “anticipates” or the negative or other variations of these or similar words, or by discussions of future events, strategies or risks and uncertainties. Specifically, forward-looking statements include, but are not limited to, statements regarding: COVID-19; the length of time the Company’s Zia Park and Valley Race Park properties will remain closed, the expected opening dates, and the impact of these closures on the Company and its stakeholders; demand for gaming as these gaming properties reopen as well as the impact of post-opening restrictions (hours of operations and capacity limitations); continued demand for the gaming properties that have opened and the possibility that our gaming properties may be required to close again in the future due to COVID-19; the impact of COVID-19 on general economic conditions, capital markets, unemployment, and the Company’s liquidity, operations, supply chain and personnel; the potential benefits and expected timing of the Perryville transaction with GLPI; the Company’s estimated cash burn and future liquidity, future revenue and Adjusted EBITDAR, including from our iGaming business in Pennsylvania and Michigan; the continued success of Barstool Sports in Pennsylvania, Michigan and in additional states in the future; the expected benefits and potential challenges of the investment in Barstool Sports, including the anticipated benefits for the Company’s online and retail sports betting, iGaming and social casino products; the expected financial returns from the transaction with Barstool Sports; expected future launches of the Barstool-branded mobile sports betting product; the future revenue and profit contributions of the Barstool-branded mobile sports betting product; the impact of shortened or cancelled sports seasons on our results; our expectations of future results of operations and financial condition, including margins; our expectations for our properties; our development projects or our iGaming initiatives; our expectations with regard to the impact of competition; the anticipated opening dates of our retail sportsbooks in future states and our proposed Pennsylvania Category 4 casinos in York and Berks counties; our expectations with regard to acquisitions, potential divestitures and development opportunities, as well as the integration of and synergies related to any companies we have acquired or may acquire; the outcome and financial impact of the litigation in which we are or will be periodically involved; the actions of regulatory, legislative, executive or judicial decisions at the federal, state or local level with regard to our business and the impact of any such actions; our ability to maintain regulatory approvals for our existing businesses and to receive regulatory approvals for our new business partners; our expectations with regard to the impact of competition in online sports betting, iGaming and retail/mobile sportsbooks as well as the potential impact of this business line on our existing businesses; the performance of our partners in online sports betting, iGaming and retail/mobile sportsbooks, including the risks associated with any new business, the actions of regulatory, legislative, executive or judicial decisions at the federal, state or local level with regard to online sports betting, iGaming and retail/mobile sportsbooks and the impact of any such actions; and our expectations regarding economic and consumer conditions. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this Form 10-K may not occur and actual results could differ materially from those anticipated or implied in the forward-looking statements. All forward-looking statements in this Form 10-K are based on information available to us as of the date hereof, such information may be limited or incomplete, and we assume no obligation to update any such forward-looking statements. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements. The following discussion should be read in conjunction with our consolidated financial statements and the accompanying notes contained in this Form 10-K.

Risk Factor Summary

The following is a summary of some of the risks and uncertainties as of the date of the filing of this Annual Report on Form 10-K that could materially adversely affect our business, financial condition and results of operations. You should read this summary together with the more detailed description of each risk factor contained below.

Risks Related to the COVID-19 Pandemic

•The COVID-19 pandemic has had a material adverse impact on our business and financial performance, and we expect this adverse impact to continue until after the COVID-19 pandemic is contained.
•We are unable to predict the extent to which COVID-19 and its related impacts will continue to adversely affect our business operations, financial performance and the achievement of our strategic objectives.
•As a result of the COVID-19 pandemic, unforeseen events have occurred and may occur in the future that materially adversely affect the number of visitors to our properties, which could adversely disrupt our operations and negatively impact our business.
•Instability in the financial markets and global or regional economic weakness or uncertainty could have a material adverse effect on our stock price.

Risks Related to Our Business and Operations

•We face significant competition from other gaming and entertainment operations and may continue to do so in the future.
•Reductions in discretionary consumer spending have negatively impacted our business and may continue to do in the future.
•We depend on certain properties that generate a significant percentage of our revenues.
•Most of our facilities are leased, and we may face risks associated with leased properties.
•A significant portion of our cash flow is used for rent payments under our Triple Net Leases.
•Inclement weather and other casualty events could negatively impact our business.
•We may be unable to renew or we may have disputes regarding the terms of management agreements and/or leases we have with third parties and local governments.
•We may face additional costs related to the slot machine manufacturing industry.
•We cannot guarantee the recent expansion of our sports betting and iGaming operations or investment in Barstool Sports will be successful.
•Our operations are dependent on retaining experienced management and key personnel.
•The success of certain of our operations depends on our ability to renew our contracts and expand the business.
•Labor problems could negatively impact our future profits.
•We may be unable to protect or enforce our intellectual property rights.
•The market price of our common stock could fluctuate significantly.

•We are currently, or may become, involved in legal proceedings, the results of which could have a material adverse effect on us.

Risks Related to Our Indebtedness and Capital Structure

•Our substantial indebtedness could adversely affect our ability to meet our indebtedness obligations.
•The lack of availability and cost of financing could adversely impact our business.
•To service our indebtedness, we will require a significant amount of cash, which depends on many factors beyond our control.

Risks Related to Regulation, Taxes and Compliance

•We are subject to extensive regulation and our business may be adversely impacted by changes in legislation and regulations.
•State and local smoking restrictions have and may continue to negatively affect our business.
•We may face material increases in our current taxes or the adoption of new taxes.
•Failure to comply with certain federal, state and other laws and regulations may have an adverse effect on us.

Risks Related to Technology, Information Security and Penn Interactive

•We rely heavily on technology services and an uninterrupted supply of electrical power.
•Cyber security breaches could affect our operations and harm our reputation.
•If our third-party mobile distribution platforms or service providers fail to perform or terminate their relationship with us, our business could be adversely affected.
•We may be unable to grow Penn Interactive.

Risks Related to Acquisitions

•We may face disruptions, delays and other difficulties related to our recently acquired properties, future acquisitions, or new initiatives.
•In the event we make another acquisition, we may face risks related to our ability to receive regulatory approvals required to complete, or other delays or impediments to completing, such acquisition.

Risks Related to the Spin-Off

•We could be subject to significant tax liabilities if the Spin-Off of Gaming and Leisure Properties, Inc. (“GLPI”) does not qualify as a tax-free transaction.
•In connection with the Spin-Off, GLPI agreed to indemnify us for certain liabilities. However, there can be no assurance that these indemnities will be sufficient to insure us against the full amount of such liabilities, or that GLPI’s ability to satisfy its indemnification obligation will not be impaired in the future.

PART I
ITEM 1.BUSINESS

Overview
Penn National Gaming, Inc., together with its subsidiaries (“Penn National,” the “Company,” “we,” “our,” or “us”), is a leading, diversified, multi-jurisdictional owner and manager of gaming and racing properties, retail and online sports betting operations, and video gaming terminal (“VGT”) operations. Our wholly-owned interactive division, Penn Interactive Ventures, LLC (“Penn Interactive”), operates retail sports betting across the Company’s portfolio, as well as online sports betting, online social casino, bingo and online casinos (“iGaming”). In February 2020, the Company acquired 36% (inclusive of 1% on a delayed basis) equity interest in Barstool Sports, Inc. (“Barstool Sports”), a leading digital sports, entertainment, lifestyle and media company, and entered into a strategic relationship with Barstool Sports, whereby Barstool Sports will exclusively promote the Company's land-based retail sportsbooks, iGaming products and online sports betting products, including the Barstool Sportsbook mobile app, to its national audience. We launched an online sports betting app called Barstool Sports in Pennsylvania in September 2020 and in Michigan in January 2021. We also operate iGaming in Pennsylvania and Michigan. Our MYCHOICE® customer loyalty program (the "mychoice program") currently has over 20 million members and provides such members with various benefits, including complimentary goods and/or services. The Company’s strategy has continued to evolve from an owner and manager of gaming and racing properties into an omni-channel provider of retail and online gaming, live racing and sports betting entertainment. We believe our continued evolution into a best-in-class omni-channel provider of retail and online gaming and sports betting entertainment will be a catalyst for our core land-based business, while also providing a platform for significant long-term shareholder value. References in this Annual Report on Form 10-K, to “Penn National,” the “Company,” “we,” “our,” or “us” refer to Penn National Gaming, Inc. and its subsidiaries, except where stated or the context otherwise indicates.

As of December 31, 2020, we owned, managed, or had ownership interests in 41 properties in 19 states. The majority of the real estate assets (i.e., land and buildings) used in the Company’s operations are subject to triple net master leases; the most significant of which are the Penn Master Lease and the Pinnacle Master Lease (as such terms are defined in the “Triple Net Leases” section below and collectively referred to as the “Master Leases”), with Gaming and Leisure Properties, Inc. (NASDAQ: GLPI) (“GLPI”), a real estate investment trust (“REIT”). In addition, we are currently developing two Category 4 satellite gaming casinos in Pennsylvania: Hollywood Casino York and Hollywood Casino Morgantown, both of which are expected to commence operations by the end of 2021.
On March 11, 2020, the World Health Organization declared the novel coronavirus (known as “COVID-19”) outbreak to be a global pandemic. To help combat the spread of COVID-19 and pursuant to various orders from state gaming regulatory bodies or governmental authorities, operations at all of our properties were temporarily suspended for single or multiple time periods during the year. Once re-opened, properties operated with reduced gaming and hotel capacity and limited food and beverage offerings in order to accommodate social distancing and health and safety protocols.
During the fourth quarter of 2020, our properties temporarily suspended operations in Pennsylvania, Michigan and Illinois and were subject to increased operational restrictions in Ohio and Massachusetts (among other states). Our Michigan property temporarily closed on November 17, 2020 and reopened on December 23, 2020. Our Pennsylvania properties temporarily closed on December 12, 2020 and reopened on January 4, 2021. Our Illinois properties temporarily closed on November 20, 2020 and began reopening with limited hours of operations beginning January 16, 2021 and throughout the week. The property closures were pursuant to the various orders from state gaming regulatory bodies or governmental authorities to combat the rapid spread of COVID-19. As of February 26, 2021, all of our properties were open to the public with the exception of Zia Park and Valley Race Park, which remain closed.

The COVID-19 pandemic caused significant disruptions to our business and had a material adverse impact on our financial condition, results of operations and cash flows, the magnitude of which continues to develop. During the year, substantial measures were taken to improve our financial position and liquidity as discussed in our Consolidated Financial Statements Note 1, “Organization and Basis of Presentation”.
In February 2020, we closed on our investment in Barstool Sports pursuant to a stock purchase agreement with Barstool Sports and stockholders of Barstool Sports, in which we purchased approximately 36% of the common stock of Barstool Sports for a purchase price of $161.2 million. Within three years after the closing or earlier at our election, we will increase our ownership in Barstool Sports to approximately 50% with an incremental investment of approximately $62 million, consistent with the implied valuation at the time of the initial investment. With respect to the remaining Barstool Sports shares, we have immediately exercisable call rights, and the existing Barstool Sports stockholders have put rights exercisable beginning three years after closing, all based on a fair market value calculation at the time of exercise (subject to a cap of $650.0 million and a floor of 2.25 times the annualized revenue of Barstool Sports, all subject to various adjustments). Upon closing, we became Barstool Sports’ exclusive gaming partner for up to 40 years and have the sole right to utilize the Barstool Sports brand for all of our online and retail sports betting and iGaming products. For additional information, see Note 7, "Investments in and Advances to Unconsolidated Affiliates".
On December 15, 2020, the Company entered into a definitive agreement with GLPI to purchase the operations of Hollywood Casino Perryville for $31.1 million. The transaction is expected to close during the second or third quarter of 2021, subject to approval of the Maryland Lottery and Gaming Control Commission and other customary closing conditions. Simultaneous with the closing of the transaction, we would lease the real estate assets associated with Hollywood Casino Perryville from GLPI with initial annual rent of $7.8 million per year subject to escalation. For additional information on our acquisitions, see Note 6, “Acquisitions and Dispositions.”
In May 2019, we acquired Greektown Casino-Hotel (“Greektown”) in Detroit, Michigan, subject to a triple net lease with VICI Properties Inc. (NYSE: VICI) (“VICI”, a REIT and collectively with GLPI, our “REIT Landlords”) (the “Greektown Lease”) and, in January 2019, we acquired Margaritaville Casino Resort (“Margaritaville”) in Bossier City, Louisiana, subject to a triple net lease with VICI (the “Margaritaville Lease” and collectively with the Master Leases, the Greektown Lease, the Meadows Lease, the Tropicana Lease and the Morgantown Lease, of which the Meadows Lease, the Tropicana Lease and Morgantown Lease are defined in the “Triple Net Leases” section below, the “Triple Net Leases”).

In October 2018, the Company completed the acquisition of Pinnacle Entertainment, Inc. (“Pinnacle”), a leading regional gaming operator (the “Pinnacle Acquisition”). In connection with the Pinnacle Acquisition, we added 12 gaming properties to our portfolio, providing us with greater operational scale and geographic diversity. We assumed the Pinnacle Master Lease concurrently with the closing of the Pinnacle Acquisition.

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

Triple Net Leases
As noted above, the majority of the real estate assets used in the Company’s operations are subject to either the Penn Master Lease or the Pinnacle Master Lease. In addition to the Penn Master Lease and the Pinnacle Master Lease, five individual gaming facilities used in our operations are subject to individual triple net leases. Under triple net leases, in addition to lease payments for the real estate assets, the Company is required to pay the following, among other things: (1) all facility maintenance; (2) all insurance required in connection with the leased properties and the business conducted on the leased properties; (3) taxes levied on or with respect to the leased properties (other than taxes on the income of the lessor); (4) all tenant capital improvements; and (5) all utilities and other services necessary or appropriate for the leased properties and the business conducted on the leased properties.

The following summaries of the Master Leases are qualified in their entirety by reference to either the Penn Master Lease or the Pinnacle Master Lease, as applicable, all of which are incorporated by reference in the exhibits to this Annual Report on Form 10-K.
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
Pinnacle Master Lease
In connection with the Pinnacle Acquisition, the Company assumed a triple net master lease with GLPI (“Pinnacle Master Lease”), originally effective April 28, 2016. Pursuant to the Pinnacle Master Lease, the Company leases real estate assets associated with 12 of the gaming facilities used in its operations from GLPI. Upon assumption of the Pinnacle Master Lease, as amended, there were 7.5 years remaining of the initial ten-year term, with five subsequent, five-year renewal periods exercisable at the Company’s option. Furthermore, in conjunction with the Pinnacle Acquisition, GLPI acquired the real estate assets associated with Plainridge Park Casino and leased back such assets to the Company pursuant to an amendment to the Pinnacle Master Lease.

Morgantown Lease
On October 1, 2020, we sold the land underlying our Morgantown development project to GLPI in exchange for rent credits of $30.0 million. Contemporaneous with the sale, the Company entered into a triple net lease with a subsidiary of GLPI for the land underlying Morgantown (“Morgantown Lease”). The initial term of the Morgantown Lease is twenty years with six subsequent, five-year renewal periods, exercisable at the Company’s option.
Meadows Lease, Margaritaville Lease, Greektown Lease and Tropicana Lease
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
On April 16, 2020, we sold the real estate assets associated with our Tropicana Las Vegas ("Tropicana") property to a subsidiary of GLPI in exchange for rent credits of $307.5 million. Contemporaneous with the sale, the Company entered into a leaseback of the real estate assets for nominal cash rent. We are required to continue to operate the Tropicana for two years (subject to three one-year extensions at GLPI’s option) or until the real estate assets and the operations of the Tropicana are earlier sold by GLPI.

Operating Properties
The table below summarizes certain features of the properties owned, operated or managed by us as of December 31, 2020, by reportable segment (all area and capacity metrics are approximate):

	Location	Real Estate Assets Lease or Ownership Structure	Type of Facility	Gaming Square Footage	Gaming Machines	Table Games (1)	Hotel Rooms
Northeast segment (2)
Ameristar East Chicago	East Chicago, IN	Pinnacle Master Lease	Dockside gaming	73,000	1,796	75	288
Greektown Casino-Hotel	Detroit, MI	Greektown Lease	Land-based gaming	100,000	2,362	62	400
Hollywood Casino Bangor	Bangor, ME	Penn Master Lease	Land-based gaming/racing	31,750	726	14	152
Hollywood Casino at Charles Town Races	Charles Town, WV	Penn Master Lease	Land-based gaming/racing	115,000	2,292	74	153
Hollywood Casino Columbus	Columbus, OH	Penn Master Lease	Land-based gaming	177,000	2,066	74	—
Hollywood Casino Lawrenceburg (3)	Lawrenceburg, IN	Penn Master Lease	Dockside gaming	149,500	1,521	58	463
Hollywood Casino at Penn National Race Course	Grantville, PA	Penn Master Lease	Land-based gaming/racing	99,500	1,962	80	—
Hollywood Casino Toledo	Toledo, OH	Penn Master Lease	Land-based gaming	125,000	1,848	69	—
Hollywood Gaming at Dayton Raceway	Dayton, OH	Penn Master Lease	Land-based gaming/racing	40,600	814	—	—
Hollywood Gaming at Mahoning Valley Race Course	Youngstown, OH	Penn Master Lease	Land-based gaming/racing	50,000	1,127	—	—
Marquee by Penn (4)	Pennsylvania	N/A	Land-based gaming	N/A	115	—	—
Meadows Racetrack and Casino	Washington, PA	Meadows Lease	Land-based gaming/racing	125,000	2,463	95	—
Plainridge Park Casino	Plainville, MA	Pinnacle Master Lease	Land-based gaming/racing	50,000	1,181	—	—

South segment
1st Jackpot Casino	Tunica, MS	Penn Master Lease	Dockside gaming	40,000	839	12	—
Ameristar Vicksburg	Vicksburg, MS	Pinnacle Master Lease	Dockside gaming	70,000	1,102	24	148
Boomtown Biloxi	Biloxi, MS	Penn Master Lease	Dockside gaming	35,500	605	20	—
Boomtown Bossier City	Bossier City, LA	Pinnacle Master Lease	Dockside gaming	30,000	806	16	187
Boomtown New Orleans	New Orleans, LA	Pinnacle Master Lease	Dockside gaming	30,000	1,132	31	150
Hollywood Casino Gulf Coast	Bay St. Louis, MS	Penn Master Lease	Land-based gaming	51,000	829	20	291
Hollywood Casino Tunica	Tunica, MS	Penn Master Lease	Dockside gaming	54,000	900	10	494
L’Auberge Baton Rouge	Baton Rouge, LA	Pinnacle Master Lease	Dockside gaming	71,500	1,305	49	205
L’Auberge Lake Charles	Lake Charles, LA	Pinnacle Master Lease	Dockside gaming	70,000	1,469	85	995
Margaritaville Resort Casino	Bossier City, LA	Margaritaville Lease	Dockside gaming	30,000	1,109	50	395

West segment
Ameristar Black Hawk	Black Hawk, CO	Pinnacle Master Lease	Land-based gaming	56,000	1,050	38	536
Cactus Petes and Horseshu	Jackpot, NV	Pinnacle Master Lease	Land-based gaming	29,000	743	21	416
M Resort	Henderson, NV	Penn Master Lease	Land-based gaming	96,000	1,073	40	390
Tropicana Las Vegas	Las Vegas, NV	Tropicana Lease	Land-based gaming	72,000	632	20	1,470
Zia Park Casino	Hobbs, NM	Penn Master Lease	Land-based gaming/racing	18,000	754	—	154

Midwest segment
Ameristar Council Bluffs (5)	Council Bluffs, IA	Pinnacle Master Lease	Dockside gaming	35,000	1,421	22	444
Argosy Casino Alton (6)	Alton, IL	Penn Master Lease	Dockside gaming	23,000	705	12	—
Argosy Casino Riverside	Riverside, MO	Penn Master Lease	Dockside gaming	56,000	1,200	42	258
Hollywood Casino Aurora	Aurora, IL	Penn Master Lease	Dockside gaming	53,000	976	27	—
Hollywood Casino Joliet	Joliet, IL	Penn Master Lease	Dockside gaming	50,000	1,100	26	100
Hollywood Casino at Kansas Speedway (7)	Kansas City, KS	Owned - JV	Land-based gaming	95,000	2,000	41	—
Hollywood Casino St. Louis	Maryland Heights, MO	Penn Master Lease	Dockside gaming	120,000	2,017	63	502
Prairie State Gaming (4)	Illinois	N/A	Land-based gaming	N/A	2,047	—	—
River City Casino	St. Louis, MO	Pinnacle Master Lease	Dockside gaming	90,000	1,945	53	200

Other
Freehold Raceway (8)	Freehold, NJ	Owned - JV	Standardbred racing	—	—	—	—
Retama Park Racetrack (9)	Selma, TX	None - Managed	Thoroughbred racing	—	—	—	—
Sam Houston Race Park (10)	Houston, TX	Owned - JV	Thoroughbred racing	—	—	—	—
Sanford-Orlando Kennel Club (11)	Longwood, FL	Owned	Greyhound racing/simulcasting	—	—	—	—
Valley Race Park (10)	Harlingen, TX	Owned - JV	Greyhound racing	—	—	—	—
				2,411,350	48,032	1,323	8,791

(1)Excludes poker tables.
(2)We expect that Hollywood Casino York and Hollywood Casino Morgantown will be included within our Northeast segment.
(3)Includes 168 rooms at our hotel and event center located less than a mile from the gaming facility.
(4)VGT route operations.
(5)Includes 284 rooms operated by a third party and located on land leased by us and subleased to such third party.
(6)The riverboat is owned by us and not subject to the Penn Master Lease.
(7)Pursuant to a joint venture with NASCAR.
(8)Pursuant to a joint venture with Greenwood Limited Jersey, Inc., a subsidiary of Greenwood Racing, Inc.
(9)Pursuant to a management contract with Retama Development Corporation.
(10)Pursuant to a joint venture with MAXXAM, Inc. (“MAXXAM”).
(11)In the fourth quarter of 2020, we sold the land underlying the Sanford-Orlando Kennel Club racetrack which discontinued our live racing operations. We continue to operate our simulcast racing business.

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

Greektown Casino-Hotel is located in the Greektown district of Detroit, Michigan, and is one of four casino hotels in the Detroit-Windsor area. In addition to slot machines, table games, poker tables and a sportsbook for live sports betting, the property features a 30-story hotel, several food and beverage options from casual to fine dining, as well as 10,000 square feet of convention and banquet space.

Hollywood Casino Bangor is located less than five miles from the Bangor airport in Maine. It features slot machines, table games and poker tables, as well as a hotel with 5,100 square feet of meeting and multipurpose space; and dining and entertainment options. Bangor Raceway, which is adjacent to the property, is located at historic Bass Park and includes a one-half mile standardbred racetrack and a 12,000 square foot grandstand capable of seating 3,500 patrons.

Hollywood Casino at Charles Town Races is located within approximately an hour drive of the Baltimore, Maryland and Washington, D.C. markets. In addition to slot machines, table games and poker tables, the property includes a sportsbook for live sports betting, as well as a variety of dining options. The complex also features live thoroughbred racing at a 3/4-mile all-weather lighted thoroughbred racetrack with a 3,000-seat grandstand and simulcast wagering.
Hollywood Casino Columbus is a Hollywood-themed casino located in Columbus, Ohio. It features slot machines, table games and poker tables as well as multiple food and beverage outlets, and an entertainment lounge.

Hollywood Casino Lawrenceburg is a Hollywood-themed casino riverboat located along the Ohio River in Lawrenceburg, Indiana, approximately 15 miles west of Cincinnati, Ohio. In addition to slot machines, table games, and poker tables, the riverboat features a sportsbook for live sports betting, as well as a variety of dining options. The hotel and event center, located within one mile from the casino, includes 18,000 square feet of multipurpose space and 19,500 square feet of ballroom and meeting space.

Hollywood Casino at Penn National Race Course is located 15 miles northeast of Harrisburg, Pennsylvania. This gaming facility also includes a variety of dining and entertainment options, as well as sports betting and a viewing area for live racing. The property includes a one-mile all-weather lighted thoroughbred racetrack and a 7/8-mile turf track.

Hollywood Casino Toledo is a Hollywood-themed casino, located on the bank of the Maumee River, in Toledo, Ohio. The property features slot machines, table games and poker tables, as well as multiple food and beverage outlets and an entertainment lounge.

Hollywood Gaming at Dayton Raceway is a Hollywood-themed casino and raceway located in Dayton, Ohio. It features video lottery terminals, a 5/8-mile standardbred racetrack, as well as various restaurants and bars, amongst other amenities.

Hollywood Gaming at Mahoning Valley Race Course is a Hollywood-themed casino and raceway located in Youngstown, Ohio featuring video lottery terminals and a one-mile thoroughbred racetrack. The property also includes various restaurants, and bars, amongst other amenities.

Marquee by Penn is our licensed VGT route operator with a network of 23 truck stop establishments in Pennsylvania.

Meadows Racetrack and Casino is located in Washington, Pennsylvania, approximately 25 miles south of Pittsburgh, Pennsylvania. In addition to gaming amenities, the property offers a sportsbook for live sports betting, several dining options, as well as an event and banquet center, a simulcast betting parlor, a harness racetrack and a bowling alley.

Plainridge Park Casino is located 20 miles southwest of the Boston beltway just off interstate 95 in Plainville, Massachusetts. In addition to gaming offerings, Plainridge Park Casino features various restaurants and bars, along with a 5/8-mile live harness racing facility with a two-story clubhouse for simulcast operations, special events, and live racing viewing.

South Segment

1st Jackpot Casino is the closest Tunica-area casino to downtown Memphis, Tennessee. It features slot machines, table games, a café, a sportsbook and a live entertainment venue.

Ameristar Vicksburg, which is the largest dockside casino in central Mississippi, is located along the Mississippi River approximately 45 miles west of Mississippi’s largest city, Jackson. In addition to gaming amenities, the property features a hotel, multiple dining and bar facilities, an 1,800 square feet of meeting and event space, a sports book and an RV park.

Boomtown Biloxi, located in Biloxi Mississippi, offers slot machines and table games, and a sportsbook for live sports betting, as well as a variety of dining options. The property also includes a recreational vehicle park, and a 3,600 square foot event center and board room.

Boomtown Bossier City features a hotel adjoining a dockside riverboat casino located less than one mile from the Louisiana Boardwalk. It also offers several dining options, ranging from a high-end steakhouse to casual dining restaurants, and 1,500 square feet of meeting and conference space.

Boomtown New Orleans is located in the West Bank area across the Mississippi River and approximately 15 minutes from the French Quarter of New Orleans, Louisiana. In addition to gaming amenities, it also features a five-story hotel, a fitness center, several restaurants, a 500-seat entertainment venue, and over 14,000 square feet of meeting and conference space.

Hollywood Casino Gulf Coast is located in Bay St. Louis, Mississippi and features slot machines, table games, and a sportsbook for live sports betting. The property also features a golf course, various dining options, and an RV park amongst other amenities. The waterfront hotel includes a 10,000 square foot ballroom, and nine separate meeting rooms offering more than 14,000 square feet of meeting space.

Hollywood Casino Tunica is a Hollywood-themed casino, located less than 10 miles from Tunica County River Park. In addition to gaming offerings, it features a sportsbook for live sports betting, a hotel, a 123-space recreational vehicle park, various dining and bar options, and banquet and meeting facilities.

L’Auberge Baton Rouge is located approximately ten miles southeast of downtown Baton Rouge, Louisiana. In addition to gaming options, the property features a 12-story hotel, a variety of dining choices, and 13,000 square feet of meeting and event space.

L’Auberge Lake Charles offers one of the closest full-scale casino hotel facilities to Houston, Texas, as well as to the Austin, Texas and San Antonio, Texas metropolitan areas. The location is approximately 140 miles from Houston and approximately 300 miles and 335 miles from Austin and San Antonio, respectively. In addition to gaming amenities, the property features several dining outlets, a golf course, a full-service spa, and more than 26,000 square feet of meeting and event space.

Margaritaville Resort Casino is one of the premier gaming, lodging, dining and entertainment experiences in Northern Louisiana. The property provides an island-style theme and includes a 15,000 square foot 1,000-seat theater, and 9,500 square feet of meeting space.

West Segment
Ameristar Black Hawk is located in the center of the Black Hawk gaming district, approximately 40 miles west of Denver, Colorado. In addition to gaming amenities, the resort features a hotel, a full-service day spa, several dining outlets, a live entertainment bar, and 15,000 square feet of meeting and event space.

Cactus Petes and Horseshu (collectively, “the Jackpot Properties”) are located just south of the Idaho border in Jackpot, Nevada. The Jackpot Properties collectively feature two hotels, several dining options, a 4,000 seat amphitheater, a showroom, a live entertainment lounge, and meeting and event facilities.

M Resort, located approximately ten miles from the Las Vegas strip in Henderson, Nevada, is situated at the southeast corner of Las Vegas Boulevard and St. Rose Parkway. The resort features slot machines, table games and a sportsbook for live sports betting, as well as a hotel and a variety of dining and bar options. The property also features more than 60,000 square feet of meeting and conference space, a spa and fitness center, and a 100,000 square foot event center.

Tropicana Las Vegas, located on the strip in Las Vegas, Nevada, is situated at the corner of Tropicana Boulevard and Las Vegas Boulevard. In addition to gaming, the resort features a hotel, a sportsbook kiosk, full-service restaurants, a food court, and a variety of bar and lounge options. The property also includes entertainment venues, over 100,000 square feet of exhibition and meeting space, and a five-acre tropical beach event area and spa.

Zia Park Casino is located in Hobbs, New Mexico, and features slot machines, a hotel, restaurants, a one-mile quarter/thoroughbred racetrack with live racing from September to December, and a year-round simulcast parlor.

Midwest Segment
Ameristar Council Bluffs is located across the Missouri River from Omaha, Nebraska and includes the largest riverboat in Iowa. In addition to gaming amenities, the property also features a hotel, a fitness center, several dining facilities, a sports bar featuring a sportsbook with live sports betting, and 5,000 square feet of convention and meeting space.

Argosy Casino Alton is located on the Mississippi River in Alton, Illinois, approximately 20 miles northeast of downtown St. Louis, Missouri. Argosy Casino Alton is a three-deck riverboat featuring slot machines, table games and a sportsbook for live betting. Argosy Casino Alton includes an entertainment pavilion and features a deli, a VIP lounge and a 475-seat main showroom.

Argosy Casino Riverside is located on the Missouri River, approximately five miles from downtown Kansas City. In addition to gaming amenities, this Mediterranean-themed property features a nine-story hotel, a spa, an entertainment facility featuring various food and beverage areas, a VIP lounge and a sports/entertainment lounge and 19,000 square feet of banquet/conference facilities.

Hollywood Casino Aurora is located in Aurora, Illinois, the second largest city in Illinois, approximately 35 miles west of Chicago. This single-level dockside casino offers guests gaming amenities, including a poker room and a sportsbook for live sports betting and features multiple dining and bar options.

Hollywood Casino Joliet is located on the Des Plaines River in Joliet, Illinois, approximately 40 miles southwest of Chicago. The complex includes a barge-based casino which provides guests with two levels of gaming experience, as well as a land-based pavilion with several dining and entertainment options. In addition, the property includes a sportsbook for live betting, a hotel, 4,600 square feet of meeting space, and an 80-space RV park.

Hollywood Casino at Kansas Speedway, our 50% joint venture with NASCAR, is located in Kansas City, Kansas. It features slot machines, table games and poker tables and offers a variety of dining and entertainment facilities, and a meeting room.

Hollywood Casino St. Louis is located adjacent to the Missouri River directly off I-70 and approximately 22 miles northwest of downtown St. Louis, Missouri. The facility features slot machines, table games, poker tables, a hotel, and a variety of dining and entertainment venues.

Prairie State Gaming is our licensed VGT route operator in Illinois across a network of over 390 bar and/or retail gaming establishments in seven distinct geographic areas throughout Illinois.

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

Sanford-Orlando Kennel Club. The greyhound racetrack and related facility was sold to a land developer during the fourth quarter of 2020. The remaining facility owned by the Company is used to operate a restaurant and to offer year-round simulcast racing operations.

Penn Interactive
Penn Interactive is our interactive gaming division that operates our online sports betting app called Barstool Sportsbook as well as our iGaming platforms, which are currently live in Pennsylvania and Michigan. Penn Interactive includes the operations of Absolute Games, LLC, a developer and operator of online social bingo and other casino games. In addition, Penn Interactive has entered into multi-year agreements with leading sports betting operators for online sports betting and iGaming market access across our portfolio of properties. Pursuant to these agreements, such sports betting operators have commenced operations in Indiana, Pennsylvania and West Virginia. Penn Interactive also operates 16 internally-branded or Barstool-branded retail sportsbooks located at the Company's properties in Colorado, Illinois, Indiana, Iowa, Michigan, Mississippi, Pennsylvania and West Virginia.

Trademarks
We own a number of trademarks and service marks registered with the U.S. Patent and Trademark Office (“USPTO”), including but not limited to, “Ameristar®,” “Argosy®,” “Boomtown®,” “Greektown®,” “Hollywood Casino®,” “Hollywood Gaming®,” “L’Auberge®,” “M Resort®,” and “MYCHOICE®,” among other trademarks. We believe that our rights to our trademarks are well-established and have competitive value to our properties. We also have a number of trademark applications pending with the USPTO.

Among others, we have a licensing agreement with a third party to use the “Margaritaville®” trademark in connection with the operations of Margaritaville in Bossier City, Louisiana. Upon closing of the transaction with Barstool Sports in February 2020, we have the sole right to utilize the Barstool Sports® brand for all of our online and retail sports betting and iGaming products. In addition, subject to certain terms, conditions, and limitations, we have the exclusive right to use the “Tropicana Las Vegas®” and certain other trademarks within 50 miles of our Tropicana Las Vegas property.
Competition
The gaming industry is characterized by an increasingly high degree of competition among a large number of participants operating from physical locations and/or through online or mobile platforms, and other forms of gaming in the U.S. In a broader sense, our gaming operations face competition from all manner of leisure and entertainment activities, including shopping, athletic events, television and movies, concerts and travel. Legalized gaming is currently permitted in various forms throughout the U.S. and on various lands taken into trust for the benefit of certain Native Americans and as well as various land taken into trust for the benefit of certain First Nations people in Canada. Other jurisdictions, including states adjacent to states in which we currently have properties, have recently legalized, implemented and expanded gaming. In addition, established gaming jurisdictions could award additional gaming licenses or permit the expansion or relocation of existing gaming operations (including VGTs, skill games, sports betting and iGaming). Competition is discussed in further detail within “Item 1A. Risk

Factors,” of this Annual Report on Form 10-K and a discussion of the impact of competition on our results of operations, and cash flows is included within “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of this Annual Report on Form 10-K.

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
Information about our Executive Officers
As of February 26, 2021, the persons serving as our executive officers and their positions with us are as follows:

NAME	AGE	POSITION WITH THE COMPANY
Jay Snowden	44	President, Chief Executive Officer and Director
Todd George	51	Executive Vice President, Operations
Harper Ko	47	Executive Vice President, Chief Legal Officer and Secretary

Jay Snowden.  In August 2019, the Company’s Board of Directors elected Mr. Snowden as a Board member. Effective January 1, 2020, Mr. Snowden became the Company’s Chief Executive Officer. Mr. Snowden joined the Company in October 2011 as Senior Vice President-Regional Operations and was promoted to Chief Operating Officer in January 2014. In March 2017, Mr. Snowden was named President and Chief Operating Officer and was responsible for overseeing all of our operating businesses, as well as human resources, marketing, and information technology. Prior to joining the Company, Mr. Snowden was the Senior Vice President and General Manager of Caesars and Harrah’s in Atlantic City, New Jersey, and prior to that, held various leadership positions with them in St. Louis, Missouri, San Diego, California and Las Vegas, Nevada.

Todd George.  Mr. George has served as our Executive Vice President, Operations since January 2020. Mr. George joined us in October 2012 as Vice President and General Manager of Hollywood Casino in Lawrenceburg, Indiana, transitioning to the role of Vice President and General Manager of Hollywood Casino St. Louis in 2014. In 2017, he was promoted to his previous role as Senior Vice President, Regional Operations, overseeing nine properties in the Company’s Midwest Region. Prior to joining Penn National, Mr. George spent 12 years in various management positions at Pinnacle Entertainment Inc., including leading the development and launch of Pinnacle’s two St. Louis, Missouri properties.
Harper Ko.  Ms. Ko was appointed as the Company’s Executive Vice President, Chief Legal Officer and Secretary on January 1, 2021. Prior to joining Penn, Ms. Ko was the Executive Vice President, Chief Legal Officer – General Counsel and Secretary of Everi Holdings, Inc., a full-service casino gaming equipment and payment solutions provider from 2017 until December 2020. Prior to joining Everi, Ms. Ko served as Deputy General Counsel, Gaming for Scientific Games Corporation. During her time there from November 2014 to December 2017, Ms. Ko led the legal integration of Bally Gaming, Inc., SHFL entertainment Inc., and WMS Gaming Inc. into the Scientific Games Gaming division and served as a strategic advisor to their Gaming unit executive management team on all material commercial transactions, customer and third-party issues, and regulatory compliance and litigation matters.

Employees and Human Capital Resources
The Company’s key human capital management objectives are to attract, retain and develop diverse and high quality talent. Our commitment to an equal-opportunity and respectful workplace characterized by both diversity and inclusion, in which everyone feels valued, respected and supported, is a factor driving our success. Our talent and development programs are designed to develop, support and maintain talent succession pipelines in preparation for key roles and leadership positions;

recognize, reward and support our team members through competitive pay and wellness programs; enhance the Company’s philanthropic culture by encouraging participation and championing programs in the communities in which we work and live; and invest in technology and resources to provide our team members with the most efficient tools to perform their jobs.

Some of the key programs and initiatives developed to attract and retain high quality talent include:
•Executive and High Potential Talent Review Process
•Diversity and Veteran Recruitment Initiatives
•AwardCo Recognition Program and Property Engagement Committees

As of December 31, 2020, we had approximately 18,321 full-time and part-time employees. As of December 31, 2020, we had 38 collective bargaining agreements covering approximately 2,779 active employees. Nine collective bargaining agreements are scheduled to expire in 2021, and we are currently renegotiating three collective bargaining agreements that expired in 2020. Although we believe that we have good employee relations, there can be no assurance that we will be able to extend or enter into replacement agreements. If we are able to extend or enter into replacement agreements, there can be no assurance as to whether the terms will be on comparable terms to the existing agreements.

In addition, the Company established a special COVID-19 Emergency Relief Fund under the Penn National Gaming Foundation to provide assistance to team members who have not been called back from furlough due to the ongoing restrictions associated with COVID-19. The Company has raised $3.7 million from our Board of Directors, Chief Executive Officer, senior management and the Penn National Gaming Foundation. In addition, we provided $13 million in one-time holiday cash bonuses in the fourth quarter to our non-executive team members companywide to help with the financial impact to their families from COVID-19. We also created the Hurricane Laura Relief Fund with an initial contribution of $2.5 million to help our community and team members impacted by the storm, in addition to providing more than $6 million in full wages and benefits to our team members during the L'Auberge Lake Charles property closure. Finally, on the social justice front, our Diversity Committee announced a new scholarship program for disadvantaged team members that will be funded with a $1 million annual commitment from our Company, and we launched a series of new inclusion-related initiatives.

Available Information
We maintain a website at www.pngaming.com that includes more information about us. The contents of our website are not part of this Annual Report on Form 10-K. Our electronic filings with the U.S. Securities and Exchange Commission (“SEC”) (including all Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, and Current Reports on Form 8-K, and any amendments to these reports), including the exhibits, are available free of charge through our website as soon as reasonably practicable after we electronically file them with, or furnish them to, the SEC. Our filings are also available through a database maintained by the SEC at www.sec.gov.

ITEM 1A.RISK FACTORS
Risks Related to the COVID-19 Pandemic

The COVID-19 pandemic has significantly impacted the global economy, including the gaming industry, and has had a material adverse effect on our business, financial condition, results of operations, and cash flows, and may continue to do so.

On March 11, 2020, the World Health Organization declared the COVID-19 outbreak to be a global pandemic. The COVID-19 pandemic has significantly impacted health and economic conditions throughout the United States. The global spread of the COVID-19 pandemic has been, and continues to be, complex and rapidly evolving, with governments, public institutions, and other organizations imposing or recommending, and businesses and individuals implementing, restrictions on various activities or other actions to combat its spread, such as restrictions and bans on travel or transportation, stay-at-home directives, social distancing and health and safety guidelines, limitations on the size of gatherings, closures of work facilities, schools, public buildings, and businesses, cancellation of events, including sporting events, concerts, conferences, and meetings, and quarantines and lock-downs. The COVID-19 pandemic and its consequences have also dramatically reduced travel and demand for casino gaming and related amenities. Many jurisdictions where our properties are located required mandatory closures or imposed capacity limitations, health and safety guidelines and other restrictions affecting our operations. The COVID-19 pandemic and these resulting developments caused significant disruptions to our ability to generate revenues, profitability, and cash flows and had a material adverse impact on our financial condition, results of operations, and cash flows. Such impact could worsen and last for an unknown period of time. In addition, these disruptions to us and the gaming industry in general as well as significant negative economic trends due to the COVID-19 pandemic may adversely affect our stock price.

During the first quarter of 2020, all of the Company’s properties were closed pursuant to various orders from state gaming regulatory bodies or governmental authorities to combat the spread of COVID-19. We began reopening our properties on May 18, 2020 with reduced gaming and hotel capacity and limited food and beverage offerings in order to accommodate comprehensive social distancing and health and safety protocols. As of June 30, 2020, we had reopened 31 of our properties and as of September 30, 2020, we had reopened 39 of our properties. During the fourth quarter of 2020, our properties in Illinois, Michigan and Pennsylvania again temporarily suspended operations and as of December 31, 2020, we had reopened 34 of our properties. As of February 26, 2021, the only properties that remain closed are Zia Park and Valley Race Park.
Though virtually all of our properties have reopened, we may be required again to temporarily suspend operations at our properties if ordered by such governmental bodies. Our reopened properties face restrictions on our operations, including hours of operations, capacity limitations, cleaning requirements, restrictions on the number of seats per table game, slot machine spacing, temperature checks, mask protection and social distancing requirements and food and beverage options, which impact our future operations and ability to generate the same level of revenues and cash flows as before the COVID-19 pandemic. The continued operation of our reopened properties, may be affected by our ability to retain our workforce.

Moreover, once restrictions are lifted, it is unclear how quickly customers will return to our properties in numbers comparable to before the COVID-19 pandemic, which may be a function of continued concerns over health and safety, ongoing social distancing measures, perceptions of the efficacy of any vaccines and the ability to achieve herd immunity, or changes in consumer spending behavior due to adverse economic conditions, including job losses. Our properties have large customer-facing footprints and large areas where customers can gather together for personal interaction. As such, some customers may choose for a period of time not to travel or visit our properties for health and safety concerns or due to overall changes in consumer behavior resulting from social distancing. Upon reopening our properties, we have seen weakened visitation, which may have been due to increased level of unemployment, continued travel restrictions or warnings, consumer fears, reduced consumer discretionary spending or general economic uncertainty. Our vendors and other suppliers could also experience potential adverse effects of the pandemic that could impact our ability to operate to the same level as prior to the closures. Cancellations, delays or shortened sports seasons and sporting events due to the COVID-19 pandemic have also had an adverse impact on the revenues of our sports betting operations. If COVID-19 continues to spread significantly in its current form or as a more contagious variant of the virus, governmental agencies or officials may order additional closures or impose further restrictions on the number of people allowed in our properties or in proximity to each other. Any of these events could result in significant further disruption to our operations and a drop in demand for our properties and could have a material adverse effect on us.

We could experience other potential adverse impacts as a result of the COVID-19 pandemic, including, but not limited to, further charges from adjustments to the carrying amount of goodwill and other intangible assets, long-lived asset impairment charges, or impairments of investments in joint ventures.

The ultimate impact of the COVID-19 pandemic on our business, results of operations, financial condition and cash flows will depend on numerous evolving factors that we may not be able to accurately predict or assess, including the duration and scope of the pandemic (including how long the current resurgence may last, and whether there will be multiple resurgences in the future); the duration and impact on overall customer demand; the possibility that governmental bodies may again order temporary suspension of operation at our properties; our ability to again generate revenue and profits capable of supporting our ongoing operations; new information which may emerge concerning the severity of COVID-19 or variants of the virus, or the efficacy of, or adverse reactions to, vaccines; the negative impact it has on global and regional economies and economic activity; the ability of us and our business partners to successfully navigate the impacts of the pandemic; actions governments, businesses, and individuals continue to take in response to the pandemic, including limiting or banning travel and limiting or banning leisure, casino, and entertainment activities (including concerts, sports and similar events); and how quickly economies, travel activity, and demand for gaming, entertainment and leisure activities recovers after the pandemic subsides and an effective vaccine is widely available. The impact of the COVID-19 pandemic may also have the effect of exacerbating many of the other risks described in this Annual Report on Form 10-K. As a result of the foregoing, we cannot predict the ultimate scope, duration, and impact that the COVID-19 pandemic will have on our results of operations, but we expect that it will continue to have a material impact on our business, financial condition, liquidity, results of operations (including revenues and profitability), and stock price.

Risks Related to Our Business and Operations
We face significant competition in the markets in which we operate and from other gaming and entertainment operations, which could have an adverse impact on our financial condition, results of operations, and cash flows.

The gaming industry is characterized by an increasingly high degree of competition among a large number of participants operating from physical locations and/or through online or mobile platforms, and other forms of gaming in the U.S. Recently, there has been additional significant competition in our markets as a result of the upgrading or expansion of properties by existing market participants, the entrance of new gaming participants into a market or legislative changes permitting additional forms of gaming. As competing properties and new markets open, our results of operations may be negatively impacted. We expect each existing or future market in which we participate to be highly competitive.

Furthermore, competition from internet lotteries, sweepstakes, illegal slot machines and skill games, fantasy sports and internet or mobile-based gaming platforms could divert customers from our properties and our online sports betting and iGaming apps and thus adversely affect our financial condition, results of operations, and cash flows. Currently, there are proposals that would legalize internet poker, sports betting and other varieties of iGaming in a number of states. Several states have enacted legislation authorizing intrastate iGaming and iGaming operations have begun or will begin in these states. Further, there has been recent expansion of sports betting in various states, as states have passed legislation legalizing sports betting in casinos and/or online. Expansion of land-based and iGaming in other jurisdictions (both regulated and unregulated) could further compete with our traditional and iGaming operations, which could have an adverse impact on our financial condition, results of operations, and cash flows.

In a broader sense, our gaming operations face competition from all manner of leisure and entertainment activities, including shopping, athletic events, television and movies, concerts and travel. Legalized gaming is currently permitted in various forms throughout the U.S. and on various lands taken into trust for the benefit of certain Native Americans and as well as various land taken into trust for the benefit of certain First Nations people in Canada. Other jurisdictions, including states adjacent to states in which we currently have properties, have recently legalized, implemented and expanded gaming. In addition, established gaming jurisdictions could award additional gaming licenses or permit the expansion or relocation of existing gaming operations (including VGTs, skill games, sports betting and iGaming). Voters and state legislatures may seek to supplement traditional tax revenue sources of state governments or fill COVID-related budget gaps by authorizing or expanding gaming in the states, in which we operate or the states that are adjacent to or near our existing properties. New, relocated, or expanded operations by other persons could increase competition for our gaming operations and could have a material adverse impact on us.

We may face reductions in discretionary consumer spending as a result of economic downturns (including as a result of COVID-19) which have had a material adverse effect on our business.

Our net revenues are highly dependent upon the volume and spending levels of customers at properties we manage, and as such, our business has been adversely impacted by economic downturns in the past and continues to be impacted by the economic downturn resulting from the COVID-19 pandemic. Decreases in discretionary consumer spending brought about by weakened general economic conditions such as, but not limited to, lackluster recoveries from recessions, high unemployment levels, higher income taxes, low levels of consumer confidence, weakness in the housing market, cultural and demographic changes, high fuel or other transportation costs, and increased stock market volatility have negatively impacted our revenues and operating cash flow.

We have certain properties that generate a significant percentage of our revenues and our ability to meet our operating and debt service requirements is dependent, in part, upon the continued success of these properties.

For the year ended December 31, 2020, we generated 16.7%, 10.7%, and 15.6% of our revenues from our properties within the states of Louisiana, Missouri, and Ohio, respectively. Additionally, we generated 6.6% of our revenues from our property in Charles Town, West Virginia. Our ability to meet our operating and debt service requirements is dependent, in part, upon the continued success of these properties.

In addition, we anticipate meaningful contributions from Ameristar Black Hawk, Greektown, and our properties in Pennsylvania. Therefore, our results will be dependent on the regional economies and competitive landscapes at these locations as well.

We are required to utilize a significant portion of our cash flow from operations to make our rent payments under our Triple Net Leases, which could adversely affect our ability to fund our operations and growth and limit our ability to react to competitive and economic changes.

We are required to utilize a significant portion of our cash flow from operations which was $891.1 million inclusive of rent credits utilized for the year ended December 31, 2020, to make our rent payments pursuant to and subject to the terms and conditions of our Master Leases with GLPI, our Meadows Lease and Morgantown Lease with GLPI, our Margaritaville Lease and Greektown Lease with VICI and our Tropicana Lease (as defined previously as our “Triple Net Leases”), although cash rent under our Tropicana Lease is nominal. In 2020, all of our properties were temporarily closed due to COVID-19 and we were able to obtain rent credits of $337.5 million from GLPI in order to maintain compliance with our Master Leases with GLPI in connection with the sale of Tropicana and the real estate associated with Morgantown. As a result of these commitments under our Triple Net Leases, our ability to fund our own operations or development projects, raise capital, make acquisitions and otherwise respond to competitive and economic changes may be adversely affected. Further, our obligations under the Triple Net Leases may make it more difficult for us to satisfy our obligations with respect to our indebtedness and to obtain additional indebtedness and restrict our ability to raise capital, make acquisitions, divestitures and engage in other significant transactions. Any of the aforementioned factors could have a material adverse effect on our financial condition, results of operations, and cash flows.

Most of our facilities are leased and could experience risks associated with leased property.

We lease 36 of the facilities we operate, or plan to operate, pursuant to the Triple Net Leases. Termination of the Penn Master Lease, Pinnacle Master Lease, Morgantown Lease or Tropicana Lease could result in a default under our debt agreements and could have a material adverse effect on our financial condition, results of operations, and cash flows. Moreover, as a lessee, we do not completely control the land and improvements underlying our operations, and our landlords under the Triple Net Leases could take certain actions to disrupt our rights in the facilities leased under the Triple Net Leases that are beyond our control. There can also be no assurance that we will be able to comply with our obligations under the Triple Net Leases in the future. In addition, there can be no assurance that our landlords will be able to comply with their obligations under the Triple Net Leases with us. In addition, if some of our leased facilities should prove to be unprofitable, we could remain obligated for lease payments and other obligations under the Triple Net Leases even if we decided to withdraw from those locations.

Inclement weather, acts or threats of terrorism, and other casualty events could seriously disrupt our business and have a material adverse effect on our financial condition, results of operations, and cash flows.

The operations of our properties are subject to disruptions or reduced patronage as a result of severe weather conditions, natural disasters, acts or threats of terrorism, concerns about contagious diseases such as the COVID-19 pandemic, and other casualty events, such as hurricanes or tornados. We maintain significant property insurance, including business interruption coverage, for these and other properties. However, there can be no assurances that we will be fully, promptly, or compensated at all for losses at any of our properties in the event of future inclement weather or casualty events or from the closings of our properties due to the COVID-19 pandemic or other contagious disease. For example, on August 27, 2020, Hurricane Laura made landfall in Lake Charles, Louisiana and caused significant damage to L’Auberge Lake Charles forcing it to close for approximately two weeks.

Our operations could be disrupted if management agreements and/or leases with third parties and local governments are not renewed.

Our operations in several jurisdictions depend on land leases and/or management and development agreements with third parties and local governments. If we, or if GLPI or VICI in the case of leases pursuant to which we are the sub-lessee, are unable to renew these leases and agreements on satisfactory terms as they expire or if disputes arise regarding the terms of these agreements, our business may be disrupted and, in the event of disruptions in multiple jurisdictions, could have a material adverse effect on our financial condition, results of operations, and cash flows

The concentration and evolution of the slot machine manufacturing industry could impose additional costs on us.

A majority of our revenues are attributable to slot machines and related systems operated by us at our gaming properties. A substantial majority of the slot machines sold in the U.S. in recent years were manufactured by a few select companies, and there has been extensive consolidation activity within the gaming equipment sector in recent years. In recent years, slot machine manufacturers have frequently refused to sell slot machines featuring the most popular games, instead requiring participation lease arrangements in order to acquire the machines.

For competitive reasons, we may be forced to purchase new slot machines or enter into participation lease arrangements that are more expensive than our current costs associated with the continued operation of our existing slot machines, which could hurt our profitability.

There can be no assurance that we will be able to compete effectively or generate sufficient returns on our recently expanded sports betting operations and investment in Barstool Sports.

Certain of the jurisdictions in which we operate have legalized intra-state sports wagering and have established extensive state licensing and regulatory requirements governing any such intra-state sports wagering. Our sports betting operations compete, and will continue to compete, in a rapidly evolving and highly competitive market against an increasing number of competitors. We launched the Barstool Sportsbook app in Pennsylvania in September 2020 and in Michigan in January 2021, and we expect to launch our Barstool Sportsbook app in additional states throughout 2021. In addition, we have entered into certain market access agreements with certain other sports betting operators and may enter into agreements with additional strategic partners and other third-party vendors. The success of our proposed sports betting operations is dependent on a number of additional factors that are beyond our control, including the ultimate tax rates and license fees charged by jurisdictions across the United States; our ability to gain market share in a newly developing market; the timeliness and the technological and popular viability of our products; our ability to compete with new entrants in the market; changes in consumer demographics and public tastes and preferences; cancellations and delays in sporting seasons and sporting events as a result of the COVID-19 pandemic; and the availability and popularity of other forms of entertainment. There can be no assurance that we will be able to compete effectively or that our expansion will be successful and generate sufficient returns on our investment.

We may not be able to achieve the expected benefits or financial returns of our investment in Barstool Sports due to fees, costs, taxes, delays or disruptions in connection with our roll out of our online and retail sportsbooks, the Barstool Sportsbook app, and iGaming products. In addition, there can be no assurance that the Barstool Sports audience will engage in sports betting and iGaming products to the extent that we expect. Any of the factors above could prevent us from receiving the expected returns of our investment in Barstool Sports, cause the market price of our common stock to decline, and have a material adverse effect on our financial condition, results of operations, and cash flows.

Our investment in and partnership with Barstool Sports may result in potential adverse reactions, negative publicity or changes to our business or regulatory relationships. Our relationships with state gaming regulators and business partners could be adversely affected as a result of our affiliation with Barstool Sports. Gaming regulators may not have extensive experience in the digital media industry, which may present unique challenges in regulating our business. In addition, our business partners may react negatively to actual or perceived competitive threats from our affiliation with Barstool Sports.

Our operations and the success of our investment in Barstool Sports are largely dependent on the skill and experience of management and key personnel.

Our success and our competitive position are largely dependent upon, among other things, the efforts and skills of our senior executives and management team. Although we enter into employment agreements with certain of our senior executives and key personnel, we cannot assure you that we will be able to retain our existing senior executive and management personnel or attract additional qualified senior executive and management personnel. Further, Barstool Sports is dependent upon its ability to attract and retain key personnel, including content creators, bloggers, and marketing personnel. If Barstool Sports loses the services of its senior management team or other key personnel, or if there is a shortage in the availability of the requisite qualified personnel, it would limit the ability of Barstool Sports to grow, to increase sales, and promote our online sports betting and iGaming products and our gaming facilities.

Work stoppages, organizing drives, and other labor problems could negatively impact our future profits.

Some of our employees are currently represented by labor unions. A lengthy strike or other work stoppage at any of our casino properties or construction projects could have an adverse effect on our financial condition, results of operations, and cash flows. Given the large number of employees, labor unions are making a concerted effort to recruit more employees in the gaming industry. We cannot provide any assurance that we will not experience additional and more successful union organization activity in the future.

Further, there has from time to time been a shortage of skilled labor in our markets. In addition to limitations that may otherwise exist in the supply of skilled labor, the continued expansion of gaming near our properties, including the expansion of Native American gaming, may make it more difficult for us to attract qualified individuals. While we believe that we will continue to be able to attract and retain qualified employees, shortages of skilled labor will make it increasingly difficult and expensive to attract and retain the services of a satisfactory number of qualified employees, and we may incur higher costs than expected as a result.

We depend on agreements with our horsemen and pari-mutuel clerks, which if we fail to renew or modify on satisfactory terms, could have a material adverse effect on us.

In jurisdictions where we operate pari-mutuel wagering, if we fail to present evidence of an agreement with the horsemen at a track, we may not be permitted to conduct live racing and to export and import simulcasting at that track and OTWs and, in West Virginia, our video lottery license may not be renewed.

Failure to protect or enforce our intellectual property rights or the costs involved in such enforcement could harm our business, financial condition, and results of operations.

We rely on trademark, copyright, patent, trade secret, and domain-name-protection laws to protect our proprietary rights. Third parties may knowingly or unknowingly infringe our proprietary rights, third parties may challenge proprietary rights held by us, and pending and future trademark and patent applications may not be approved. In any of these cases, we may be required to expend significant time and expense to prevent infringement or to enforce our rights.

The market price of our common stock could fluctuate significantly, which could have a material adverse effect on the stock price or trading volume of our common stock.

The U.S. securities markets in general have experienced significant price fluctuations in recent years, including recently due to the COVID-19 pandemic. The market price of our common stock may be volatile and subject to wide fluctuations, and the trading volume of our common stock may fluctuate and cause significant price variations to occur.

We are or may become involved in legal proceedings that, if adversely adjudicated or settled, could impact our financial condition and results of operations.

From time to time, we are defendants in various lawsuits relating to matters incidental to our business. The nature of our business subjects us to the risk of lawsuits filed by customers, past and present employees, competitors, business partners and others in the ordinary course of business (particularly in the case of class actions). As with all litigation, no assurance can be provided as to the outcome of these matters and, in general, litigation can be expensive and time consuming. We may not be successful in these lawsuits, and, especially with increasing class action claims in our industry, litigation could result in costs, settlements, or damages that could significantly impact our financial condition, results of operations, and cash flows.

Risks Related to Our Indebtedness and Capital Structure

Our substantial indebtedness could adversely affect our financial health and prevent us from fulfilling our obligations under our outstanding indebtedness.

As of December 31, 2020, we had indebtedness of $2,431.6 million, including $1,628.1 million in outstanding term loans. In addition, we are required to make significant annual lease payments to our REIT Landlords pursuant to the Triple Net Leases, which we currently expect will be approximately $814.6 million for the year ending December 31, 2021.

We have a substantial amount of indebtedness and significant fixed annual lease payments under the Triple Net Leases. Our substantial indebtedness and additional fixed costs under our Lease obligations could have important consequences to our financial health.

As noted above, due to the COVID-19 pandemic, our gaming properties had been temporarily closed. The closure of our gaming properties had significantly disrupted our ability to generate revenues. In order to remain in compliance with our debt covenants and meet our payment obligations, on April 14, 2020, we entered into an agreement to amend our Amended Credit Agreement to provide temporary relief from our financial covenants. In addition, our substantial indebtedness could result in an event of default if we fail to satisfy our obligations under our indebtedness or fail to comply with the financial and other restrictive covenants contained in our debt instruments, which event of default could result in all of our debt becoming immediately due and payable and could permit certain of our lenders to foreclose on any of our assets securing such debt.

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

The lack of availability and cost of financing could have an adverse effect on our business.

We intend to finance some of our current and future expansion, development and renovation projects and acquisitions with cash flow from operations, borrowings under our Senior Secured Credit Facilities and equity or debt financings. If we are unable to finance our current or future projects, we could have to seek alternative financing. Depending on credit market conditions, alternative sources of funds may not be sufficient to finance our expansion, development and/or renovation, or such other financing may not be available on acceptable terms, in a timely manner or at all. In addition, our existing indebtedness contains restrictions on our ability to incur additional indebtedness. If we are unable to secure additional financing, we could be forced to limit or suspend expansion, development and renovation projects and acquisitions, which may adversely affect our financial condition, results of operations, and cash flows.

The capacity under our Revolving Credit Facility, which expires in 2023, is $700.0 million. There is no certainty that our lenders will continue to remain solvent or fund their respective obligations under our Senior Secured Credit Facilities.

To service our indebtedness, we will require a significant amount of cash, which depends on many factors beyond our control.

We cannot assure you that our business will generate sufficient cash flow from operations or that future borrowings will be available to us under our Senior Secured Credit Facilities in amounts sufficient to enable us to fund our liquidity needs, including with respect to our indebtedness. We also may incur indebtedness related to properties we develop or acquire in the future prior to generating cash flow from those properties. If those properties do not provide us with cash flow to service that indebtedness (including as a result of COVID-19), we will need to rely on cash flow from our other properties, which would increase our leverage. In addition, if we consummate significant acquisitions in the future, our cash requirements may increase significantly.

Risks Related to Regulation, Taxes and Compliance

We face extensive regulation from gaming authorities, which could have a material adverse effect on us.

As owners and managers of casino gaming, online gaming, sports betting, video lottery, VGTs, and pari-mutuel wagering operations, we are subject to extensive state and local regulation. These regulatory authorities have broad discretion, and may, for any reason set forth in the applicable legislation, rules and regulations, limit, condition, suspend, fail to renew or revoke a license or registration to conduct gaming operations or prevent us from owning the securities of any of our gaming subsidiaries or prevent another person from owning an equity interest in us. Like all gaming operators in the jurisdictions in which we operate, we must periodically apply to renew our gaming licenses or registrations and have the suitability of certain of our directors, officers and employees approved. We cannot assure you that we will be able to obtain such renewals or approvals. Regulatory authorities have input into our operations, for instance, hours of operation, location or relocation of a facility, and numbers and types of slot machines and table games. Regulators may also levy substantial fines against us, our subsidiaries, or the people involved in violating gaming laws or regulations and/or seize our assets or the assets of our subsidiaries. Any of these events could have a material adverse effect on our financial condition, results of operations, and cash flows.

We have demonstrated suitability to obtain and have obtained all governmental licenses, registrations, permits, and approvals necessary for us to operate our existing gaming and pari-mutuel properties. There can be no assurance that we will be able to retain and renew those existing licenses or demonstrate suitability to obtain any new licenses, registrations, permits, or approvals. In addition, the loss of a license in one jurisdiction could trigger the loss of a license or affect our eligibility for a license in another jurisdiction. As we expand our gaming operations in our existing jurisdictions or to new areas, we may have to meet additional suitability requirements and obtain additional licenses, registrations, permits and approvals from gaming authorities in these jurisdictions. The approval process can be time-consuming and costly, and we cannot be sure that we will be successful. Furthermore, this risk is particularly pertinent to our iGaming or sports betting initiatives because regulations in this area are not as fully developed or established.

Gaming authorities in the U.S. generally can require that any record or beneficial owner of our securities file an application for a license or similar finding of suitability. If a gaming authority requires a record or beneficial owner of our securities to file a suitability application, the owner must generally apply for a finding of suitability within 30 days or at an earlier time prescribed by the gaming authority. The gaming authority has the power to investigate such an owner’s suitability and the owner must pay all costs of the investigation. If the owner is found unsuitable, then the owner may be required by law to dispose of our securities.

Our directors, officers, key employees, and joint venture partners must also meet approval standards of certain state regulatory authorities. If state gaming regulatory authorities were to find a person occupying any such position or a joint venture partner or one of our vendors unsuitable, we would be required to sever our relationship with that person or the joint venture partner or vendor. State regulatory agencies may conduct investigations into the conduct or associations of our directors, officers, key employees, joint venture partners or vendors to ensure compliance with applicable standards.

Certain public and private issuances of securities and other transactions that we are party to also require the approval of some state regulatory authorities.

Changes in legislation and regulation of our business could have an adverse effect on our financial condition, results of operations, and cash flows.

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

Legislation in various forms to ban or substantially curtail indoor tobacco smoking in public places has been enacted or introduced in many states and local jurisdictions, including several of the jurisdictions in which we operate. We believe the smoking restrictions have significantly impacted business volumes. If additional smoking restrictions are enacted within jurisdictions where we operate or seek to do business, our financial condition, results of operations, and cash flows could be adversely affected.

Material increases to our taxes or the adoption of new taxes or the authorization of new or increased forms of gaming could have a material adverse effect on our future financial results.

We believe that the prospect of significant revenue is one of the primary reasons that jurisdictions permit or expand legalized gaming. As a result, gaming companies are typically subject to significant revenue-based taxes and fees in addition to normal federal, state and local income taxes, and such taxes and fees are subject to increase at any time. We pay substantial taxes and fees with respect to our operations. From time-to-time, federal, state, and local legislators and officials have proposed changes in tax laws, or in the administration of such laws, affecting the gaming industry. In addition, worsening economic conditions could intensify the efforts of state and local governments to raise revenues through increases in gaming taxes, property taxes and/or by authorizing additional gaming properties each subject to payment of a new license fee. It is not possible to determine with certainty the likelihood of changes in such laws or in the administration of such laws. Such changes, if adopted, could have a material adverse effect on our financial condition, results of operations, and cash flows. The large number of state and local governments with significant current or projected budget deficits makes it more likely that those governments that currently permit gaming will seek to fund such deficits with new or increased gaming or new or increased gaming taxes and/or property taxes, and worsening economic conditions could intensify those efforts. Any new or increased gaming or the material increase or adoption of additional taxes or fees, could have a material adverse effect on our future financial results, especially in light of our significant fixed rent payments.

We are subject to environmental laws and potential exposure to environmental liabilities which could have an adverse effect on us.

We are subject to various federal, state, and local environmental laws and regulations that govern our operations, including emissions and discharges into the environment, and the handling and disposal of hazardous and non-hazardous substances and wastes. Failure to comply with such laws and regulations could result in costs for corrective action, penalties or the imposition of other liabilities or restrictions. From time to time, we have incurred and are incurring costs and obligations for correcting environmental noncompliance matters. The extent of such potential conditions cannot be determined definitively. To date, none of these matters have had a material adverse effect on our financial condition, results of operations, and cash flows; however, there can be no assurance that such matters will not have such an effect in the future.

We also are subject to laws and regulations that impose liability and clean-up responsibility for releases of hazardous substances into the environment. Under certain of these laws and regulations, a current or previous owner or operator of the property may be liable for the costs of remediating contaminated soil or groundwater on or from its property, without regard to whether the owner or operator knew of, or caused, the contamination, as well as incur liability to third parties impacted by such contamination. The presence of contamination, or failure to remediate it properly, may adversely affect our ability to use, sell or rent property. Under our contractual arrangements under the Triple Net Leases, we will generally be responsible for both past and future environmental liabilities associated with our gaming operations, notwithstanding ownership of the underlying real property having been transferred. Furthermore, we are aware that there is or may have been soil or groundwater or other contamination at certain of our properties resulting from current or former operations. These environmental conditions may require remediation in isolated areas. The extent of such potential conditions cannot be determined definitely, and may result in additional expense in the event that additional or currently unknown conditions are detected.

Additionally, certain of the gaming chips used at many gaming properties, including some of ours, have been found to contain some level of lead. Analysis by third parties has indicated the normal handling of the chips does not create a health hazard. We have disposed of a majority of these gaming chips. To date, none of these matters or other matters arising under environmental laws has had a material adverse effect on our financial condition, results of operations, and cash flows; however, there can be no assurance that such matters will not have such an effect in the future.

We are subject to certain federal, state and other regulations, and if we fail to comply with such regulations, it could have a material adverse effect on our financial condition, results of operations, and cash flow.

We are subject to certain federal, state, and local laws, regulations and ordinances that apply to businesses generally. The Bank Secrecy Act, enforced by the Financial Crimes Enforcement Network (“FinCEN”) of the U.S. Treasury Department, requires us to report currency transactions in excess of $10,000 occurring within a gaming day, including identification of the guest by name and social security number, to the IRS. This regulation also requires us to report certain suspicious activity, including any transaction that exceeds $5,000 that we know, suspect or have reason to believe involves funds from illegal activity or is designed to evade federal regulations or reporting requirements and to verify sources of funds, in response to which we have implemented Know Your Customer processes. Periodic audits by the IRS and our internal audit department assess compliance with the Bank Secrecy Act, and substantial penalties can be imposed against us if we fail to comply with this regulation. In recent years the U.S. Treasury Department has increased its focus on Bank Secrecy Act compliance throughout the gaming industry, and public comments by FinCEN suggest that casinos should obtain information on each customer’s sources of income. This could impact our ability to attract and retain casino guests. Further, since we deal with significant amounts of cash in our operations, we are subject to various reporting and anti-money laundering regulations. Any violation of anti-money laundering laws or regulations, or any accusations of money laundering or regulatory investigations into possible money laundering activities, by any of our properties, employees, partners, affiliates, or customers could have a material adverse effect on our financial condition, results of operations, and cash flows.

The riverboats on which we operate must comply with certain federal and state laws and regulations with respect to boat design, on-board facilities, equipment, personnel, and safety. In addition, we are required to have third parties periodically inspect and certify all of our casino barges for stability and single compartment flooding integrity. The casino barges on which we operate also must meet local fire safety standards. We would incur additional costs if any of the gaming facilities on which we operate were not in compliance with one or more of these regulations.

We are also subject to a variety of other federal, state and local laws and regulations, including those relating to zoning, construction, land use, employment, marketing, and advertising and the production, sale and service of alcoholic beverages. If we are not in compliance with these laws and regulations or we are subject to a substantial penalty, it could have a material adverse effect on our financial condition, results of operations, and cash flows.

Climate change, climate change regulations and greenhouse gas effects may adversely impact our operations.

There is a growing political and scientific consensus that greenhouse gas (“GHG”) emissions continue to alter the composition of the global atmosphere in ways that are affecting and are expected to continue affecting the global climate.

We may become subject to legislation and regulation regarding climate change, and compliance with any new rules could be difficult and costly. Concerned parties, such as legislators and regulators, stockholders and nongovernmental organizations, as well as companies in many business sectors, are considering ways to reduce GHG emissions. Many states have announced or adopted programs to stabilize and reduce GHG emissions and in the past federal legislation has been proposed in Congress. If such legislation is enacted, we could incur increased energy, environmental and other costs and capital expenditures to comply with the limitations. Unless and until legislation is enacted and its terms are known, we cannot reasonably or reliably estimate its impact on our financial condition, operating performance, or ability to compete. Further, regulation of GHG emissions may limit our guests’ ability to travel to our properties as a result of increased fuel costs or restrictions on transport related emissions. Climate change could have a material adverse effect on our financial condition, results of operations and cash flow. We have described the risks to us associated with extreme weather events in the risk factors above.

Risks Related to Technology, Information Security, and Penn Interactive

Our gaming operations, online sports betting and iGaming rely heavily on technology services and an uninterrupted supply of electrical power.

Any unscheduled disruption in our technology services or interruption in the supply of electrical power could result in an immediate, and possibly substantial, loss of revenues due to a shutdown of our gaming operations (including slot machines and security systems), online sports betting, and iGaming operations.

Our information technology and other systems are subject to cyber security risk, including misappropriation of employee information, customer information or other breaches of information security, particularly as our iGaming division grows.

We increasingly rely on information technology and other systems (particularly as our iGaming division grows), including our own systems and those of service providers and third parties, to manage our business and employee data and maintain and transmit customers’ personal and financial information, credit card settlements, credit card funds transmissions, mailing lists, and reservations information. Our collection of such data is subject to extensive regulation by private groups, such as the payment card industry, as well as governmental authorities, including gaming authorities. Privacy regulations continue to evolve and we have taken, and will continue to take, steps to comply by implementing processes designed to safeguard the confidential and personal information of our business, employees and customers. In addition, our security measures are reviewed and evaluated regularly. However, our information and processes and those of our service providers and other third parties, are subject to the ever-changing threat of compromised security, in the form of a risk of potential breach, system failure, computer virus, or unauthorized or fraudulent use by customers, company employees, or employees of third party vendors. The steps we take to deter and mitigate the risks of breaches may not be successful, and any resulting compromise or loss of data or systems could adversely impact operations or regulatory compliance and could result in remedial expenses, fines, litigation, disclosures, and loss of reputation, potentially impacting our financial results. Further, as cyber-attacks continue to evolve, we may incur significant costs in our attempts to modify or enhance our protective measures or investigate or remediate any vulnerability. Increased instances of cyber-attacks may also have a negative reputational impact on us and our properties that may result in a loss of customer confidence and, as a result, may have a material adverse effect on our financial condition, results of operations, and cash flows.

Our online sports betting and iGaming initiatives may result in increased risk of cyber-attack, hacking, or other security breaches, which could harm our reputation and competitive position and which could result in regulatory actions against us or in other penalties.

As our online sports betting and iGaming business grows, we will face increased cyber risks and threats that seek to damage, disrupt or gain access to our networks, our products and services, and supporting infrastructure. Any failure to prevent or mitigate security breaches or cyber risk could result in interruptions to the services we provide, degrade the user experience, and cause our users to lose confidence in our products. The unauthorized access, acquisition or disclosure of consumer information could compel us to comply with disparate breach notification laws and otherwise subject us to proceedings by governmental entities or others and substantial legal and financial liability. This could harm our business and reputation, disrupt our relationships with partners and diminish our competitive position.

If our third-party mobile application distribution platforms or service providers do not perform adequately or terminate their relationships with us, our costs may increase and our business, financial condition, and results of operations could be adversely affected.

We rely upon third-party distribution platforms, including the Apple App Store and Google Play store, for distribution of our mobile applications. As such, the promotion, distribution and operation of our mobile applications are subject to the respective distribution platforms’ standard terms and policies, which are very broad and subject to frequent changes and interpretation. If Apple or Google choose to de-list any of our mobile applications due to what they perceive to be objectionable content, it could have a material negative impact on our business.

Further, the success of Penn Interactive depends in part on our relationships with other third-party service providers for content delivery, load balancing and protection against distributed denial-of-service attacks. If those providers do not perform adequately or terminate their relationship with us, our users may experience issues or interruptions with their experiences. We also rely on other software and services supplied by third parties, such as communications and internal software, and our business may be adversely affected to the extent such software and services do not meet our expectations, contain errors or vulnerabilities, are compromised or experience outages. Further, any negative publicity related to any of our third-party partners could adversely affect our reputation and brand.

We also incorporate technology from third parties into our platform. We cannot be certain that our licensors are not infringing the intellectual property rights of others or that the suppliers and licensors have sufficient rights to the technology in all jurisdictions in which we may operate, which could adversely affect our business, financial condition and results of operations.

Further, we rely on third-party geolocation and identity verification systems to ensure we are in compliance with certain laws and regulations. There is no guarantee that the third-party geolocation and identity verification systems will perform adequately, or be effective, and any service disruption to those systems would prohibit us from operating our platform, and would adversely affect our business.

The growth of Penn Interactive will depend on our ability to attract and retain users.

Our ability to achieve growth in revenue in the future in Penn Interactive and Barstool Sports sports betting app will depend, in large part, upon our ability to attract new users to our offerings, retain existing users of our offerings and reactivate users in a cost-effective manner. Achieving growth in our community of users may require us to increasingly engage in sophisticated and costly sales and marketing and promotional efforts, which may not make sense in terms of return on investment. We have used and expect to continue to use a variety of free and paid marketing channels, in combination with compelling offers and exciting games to achieve our objectives. For paid marketing, we intend to leverage a broad array of advertising channels, including television, radio, social media influencers (brand ambassadors), social media platforms, such as Facebook, Instagram, Twitter and Snap, affiliates and paid and organic search, and other digital channels, such as mobile display. If the search engines on which we rely modify their algorithms, change their terms around gaming, or if the prices at which we may purchase listings increase, then our costs could increase, and fewer users may click through to our website. If links to our website are not displayed prominently in online search results, if fewer users click through to our website, if our other digital marketing campaigns are not effective, if the costs of attracting users using any of our current methods significantly increase, then our ability to efficiently attract new users could be reduced, our revenue could decline and our business, financial condition and results of operations could be harmed.

In addition, our ability to increase the number of users of our offerings will depend on continued user adoption of the Barstool Sportsbook app and iGaming. Growth in the sportsbook and iGaming industries and the level of demand for and market acceptance of our product offerings will be subject to a high degree of uncertainty. We cannot assure that consumer adoption of our product offerings will continue or exceed current growth rates, or that the industry will achieve more widespread acceptance.

Additionally, as technological or regulatory standards change and we modify our platform to comply with those standards, we may need users to take certain actions to continue playing, such as performing age verification checks or accepting new terms and conditions. Users may stop using our product offerings at any time, including if the quality of the user experience on our platform, including our support capabilities in the event of a problem, does not meet their expectations or keep pace with the quality of the customer experience generally offered by competitive offerings.

We face a number of challenges prior to opening new or upgraded gaming properties or launching new iGaming or sports betting channels, which may lead to increased costs and delays in anticipated revenues.

No assurance can be given that, when we endeavor to open new or upgraded gaming properties or launch new iGaming or sports betting channels, the expected timetables for opening such properties or channels will be met in light of the uncertainties inherent in the development of the regulatory framework, construction, the licensing process, legislative action and litigation. In addition, as we seek to launch iGaming and sports betting apps in additional states, we will need to hire additional qualified employees, such as engineers, IT professionals and other compliance personnel. Given the significant competition in this area for qualified candidates, we may be unable to hire qualified candidates. Delays in opening new or upgraded properties could lead to increased costs and delays in receiving anticipated revenues with respect to such properties or channels and could have a material adverse effect on our financial condition, results of operations, and cash flows.

Negative events or negative media coverage relating to, or a declining popularity of, sports betting, the underlying sports or athletes, online sports betting, or iGaming may adversely impact our ability to retain or attract users, which could have an adverse impact on our business.

Public opinion can significantly influence our business. Unfavorable publicity regarding us or regarding the actions of third parties with whom we have relationships or the underlying sports (including declining popularity of the sports or athletes) could seriously harm our reputation. In addition, a negative shift in the perception of sports betting and iGaming by the public or by politicians, lobbyists or others could affect future legislation of sports betting and iGaming. Negative public perception could also lead to new restrictions on or to the prohibition of iGaming or sports betting in jurisdictions in which we currently operate. Such negative publicity could also adversely affect the size, demographics, engagement, and loyalty of our customer base and result in decreased revenue or slower user growth rates, which could seriously harm our business.

Risks Related to Acquisitions

We may face disruption and other difficulties in integrating and managing properties or other initiatives we have recently acquired, may develop, or may acquire in the future.

We could face significant challenges in managing and integrating our expanded or combined operations and any other properties we may develop or acquire, particularly in new competitive markets. The integration of more significant properties that we may develop or acquire (such as Morgantown, Perryville, and York) will require the dedication of management resources that may temporarily divert attention from our day-to-day business. In addition, development and integration of new information technology systems that may be required is costly and time-consuming. The process of integrating properties that we may acquire also could interrupt the activities of those businesses, which could have a material adverse effect on our financial condition, results of operations, and cash flows. In addition, the development of new properties may involve construction, local opposition, regulatory, legal and competitive risks as well as the risks attendant to partnership deals on these development opportunities. In particular, in projects where we team up with a joint venture partner, if we cannot reach agreement with such partners, or if our relationships otherwise deteriorate, we could face significant increased costs and delays. Local opposition can delay or increase the anticipated cost of a project. Many of these same risks apply to our iGaming and sports betting initiatives. Finally, given the competitive nature of these types of limited license opportunities, litigation is possible.

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

The occurrence of some or all of the above described events could have a material adverse effect on our financial condition, results of operations, and cash flows.

In the event we make another acquisition, we may face risks related to our ability to receive regulatory approvals required to complete, or other delays or impediments to completing, such acquisition.

Our growth is fueled, in part, by the acquisition of existing gaming, racing, and development properties, as well as our iGaming and sports betting initiatives. In addition to standard closing conditions, our acquisitions are often conditioned on the receipt of regulatory approvals and other hurdles that create uncertainty and could increase costs. Such delays could significantly reduce the benefits to us of such acquisitions and could have a material adverse effect on our financial condition, results of operations, and cash flows.

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

If the transaction is challenged by a third-party, a court could deem the distribution of GLPI common shares or certain internal restructuring transactions undertaken by us in connection with the Spin-Off to be a fraudulent conveyance or transfer. Fraudulent conveyances or transfers are defined to include transfers made or obligations incurred with the actual intent to hinder, delay, or defraud current or future creditors or transfers made or obligations incurred for less than reasonably equivalent value when the debtor was insolvent, or that rendered the debtor insolvent, inadequately capitalized or unable to pay its debts as they become due. In such circumstances, a court could void the transactions or impose substantial liabilities upon us, which could adversely affect our financial condition and our results of operations. Among other things, the court could require our shareholders to return to us some or all of the shares of our common stock issued in the distribution or require us to fund liabilities of other companies involved in the restructuring transactions for the benefit of creditors. Whether a transaction is a fraudulent conveyance or transfer will vary depending upon the laws of the applicable jurisdiction.

If we and GLPI are treated by the IRS as being under common control, both we and GLPI could experience adverse tax consequences.

If we and GLPI are treated by the IRS as being under common control, the IRS will be authorized to reallocate income and deductions between us and GLPI to reflect arm’s length terms. If the IRS were to successfully establish that rents paid by us to

GLPI are excessive, we would be (i) denied a deduction for the excessive portion and (ii) subject to a penalty on the portion deemed excessive, each of which could have a material adverse effect on our financial condition, results of operations, and cash flows. Also, our shareholders would be deemed to have received a distribution that was then contributed to the capital of GLPI.

ITEM 1B.UNRESOLVED STAFF COMMENTS
None.

ITEM 2.PROPERTIES
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

	Location	Description of Owned Real Property	Acreage of Land	Description of Leased Real Property	Acreage of Land
Northeast segment
Ameristar East Chicago	East Chicago, IN	—	—	Land, buildings, boat	22
Greektown Casino-Hotel	Detroit, MI	—	—	Land, buildings	8
Hollywood Casino Bangor	Bangor, ME	—	—	Land, racetrack, buildings	44
Hollywood Casino at Charles Town Races	Charles Town, WV	—	—	Land, racetrack, buildings	299
Hollywood Casino Columbus	Columbus, OH	—	—	Land, buildings	116
Hollywood Casino Lawrenceburg	Lawrenceburg, IN	Land, buildings	3	Land, buildings, boat	105
Hollywood Casino at Penn National Race Course	Grantville, PA	—	—	Land (1), racetrack, buildings	574
Hollywood Casino Toledo	Toledo, OH	—	—	Land, buildings	42
Hollywood Gaming at Dayton Raceway	Dayton, OH	—	—	Land, racetrack, buildings	120
Hollywood Gaming at Mahoning Valley Race Course	Youngstown, OH	—	—	Land, racetrack, buildings	193
Meadows Racetrack and Casino	Washington, PA	—	—	Land, racetrack, buildings	156
Plainridge Park Casino	Plainville, MA	—	—	Land, racetrack, buildings	88

South segment
1st Jackpot Casino	Tunica, MS	—	—	Land (2), buildings, boat	147
Ameristar Vicksburg	Vicksburg, MS	—	—	Land, buildings, boat	74
Boomtown Biloxi	Biloxi, MS	—	—	Land (3), buildings, boat	26
Boomtown Bossier City	Bossier City, LA	—	—	Land, buildings, boat	22
Boomtown New Orleans	New Orleans, LA	—	—	Land, buildings, boat	54
Hollywood Casino Gulf Coast	Bay St. Louis, MS	—	—	Land, buildings	579
Hollywood Casino Tunica	Tunica, MS	—	—	Land, buildings, boat	68
L’Auberge Baton Rouge	Baton Rouge, LA	Undeveloped land	478	Land, buildings, barge	99
L’Auberge Lake Charles	Lake Charles, LA	Undeveloped land	54	Land, buildings, barge	235
Margaritaville Resort Casino	Bossier City, LA	—	—	Land, buildings, barge	34
Resorts Casino Tunica (4)	Tunica, MS	—	—	—	—

West segment
Ameristar Black Hawk	Black Hawk, CO	—	—	Land, buildings	104
Cactus Petes and Horseshu	Jackpot, NV	—	—	Land, buildings	80
M Resort	Henderson, NV	—	—	Land, buildings	84
Tropicana Las Vegas	Las Vegas, NV	—	—	Land, buildings	35
Zia Park Casino	Hobbs, NM	—	—	Land, racetrack, buildings	317

Midwest segment
Ameristar Council Bluffs	Council Bluffs, IA	—	—	Land, buildings, boat	59
Argosy Casino Alton	Alton, IL	Boat	—	Land, buildings	4
Argosy Casino Riverside	Riverside, MO	—	—	Land (5), buildings, barge	45
Hollywood Casino Aurora	Aurora, IL	—	—	Land, buildings, barge	2
Hollywood Casino Joliet	Joliet, IL	—	—	Land, buildings, barge	276
Hollywood Casino at Kansas Speedway	Kansas City, KS	Land, buildings	101	—	—
Hollywood Casino St. Louis	Maryland Heights, MO	—	—	Land, buildings, barge	221
River City Casino	St. Louis, MO	—	—	Land (6), buildings, barge	83

Other
Freehold Raceway	Freehold, NJ	Land, racetrack, buildings	51	—	—
	Cherry Hill, NJ	Undeveloped land	10	—	—
Retama Park Racetrack (7)	Selma, TX	Undeveloped land	14	—	—
Sam Houston Race Park	Houston, TX	Land, racetrack, buildings	168	—	—
Sanford-Orlando Kennel Club (8)	Longwood, FL	Land, building	2	—	—
Valley Race Park	Harlingen, TX	Land, racetrack, buildings	71	—	—
			952		4,415
(1)Of which, 393 acres is undeveloped land surrounding Hollywood Casino at Penn National Race Course

(2)Of which, 53 acres is wetlands.
(3)Of which, 3 acres is subject to the Penn Master Lease.
(4)Resorts Casino Tunica ceased operations on June 30, 2019, but remains subject to the Penn Master Lease.
(5)Of which, 38 acres is subject to the Penn Master Lease.
(6)Of which, 24 acres is land surrounding River City Casino reserved for community and recreational facilities.
(7)The land, racetrack, and buildings used in the operations of Retama Park Racetrack are owned by the City of Selma, Texas. We own undeveloped land adjacent to the Retama Park Racetrack.
(8)In the fourth quarter of 2020, we sold the land related to the Sanford-Orlando Kennel Club due to state regulation prohibiting greyhound racing. We continue to offer simulcast racing at our existing facility.
We lease office and warehouse space in various locations outside of our operating properties, including 86,542 square feet of office space for our shared services center in Las Vegas, Nevada; 52,116 square feet of executive office and warehouse space in Wyomissing, Pennsylvania; 32,212 square feet of office space in Cherry Hill, New Jersey; 29,609 square feet of office space in Philadelphia, Pennsylvania; 7,787 square feet of executive office space in Conshohocken, Pennsylvania; and 5,740 square feet of office space in Henderson, Nevada.

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

ITEM 4.MINE SAFETY DISCLOSURES
Not applicable.

PART II

ITEM 5.MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Ticker Symbol and Holders of Record
Our common stock is quoted on the NASDAQ Global Select Market under the symbol “PENN.” As of February 19, 2021, there were 1,647 holders of record of our common stock.
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
Sales of Unregistered Equity Securities
During the year ended December 31, 2020, the Company issued 883 shares of Series D Preferred Stock, par value $0.01 per share (the “Series D Preferred Stock”), to certain individual stockholders affiliated with Barstool Sports as disclosed in the

Company's Current Report on Form 8-K filed on January 29, 2020 and discussed in Note 7, "Investments in and Advances to Unconsolidated Affiliates."

ITEM 7.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of financial condition, results of operations, liquidity and capital resources should be read in conjunction with, and is qualified in its entirety by, our Consolidated Financial Statements and the notes thereto, included in this Annual Report on Form 10-K, and other filings with the Securities and Exchange Commission. This management’s discussion and analysis of financial condition and results of operations includes discussion as of and for the year ended December 31, 2020 compared to December 31, 2019. Discussion of our financial condition and results of operations as of and for the year ended December 31, 2019 compared to December 31, 2018 can be found in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, filed with the Securities and Exchange Commission on February 27, 2020.

EXECUTIVE OVERVIEW
Our Business
Penn National Gaming, Inc., together with its subsidiaries (“Penn National,” the “Company,” “we,” “our,” or “us”), is a leading, diversified, multi-jurisdictional owner and manager of gaming and racing properties, retail and online sports betting operations, and video gaming terminal (“VGT”) operations. Our wholly-owned interactive division, Penn Interactive Ventures, LLC (“Penn Interactive”), operates retail sports betting across the Company’s portfolio, as well as online sports betting, online social casino, bingo and online casinos (“iGaming”). In February 2020, the Company acquired 36% (inclusive of 1% on a delayed basis) equity interest in Barstool Sports, Inc. (“Barstool Sports”), a leading digital sports, entertainment, lifestyle and media company, and entered into a strategic relationship with Barstool Sports, whereby Barstool Sports will exclusively promote the Company's land-based retail sportsbooks, iGaming products and online sports betting products, including the Barstool Sportsbook mobile app, to its national audience. We launched an online sports betting app called Barstool Sports in Pennsylvania in September 2020 and in Michigan in January 2021. We also operate iGaming in Pennsylvania and Michigan. Our mychoice program currently has over 20 million members and provides such members with various benefits, including complimentary goods and/or services. The Company’s strategy has continued to evolve from an owner and manager of gaming and racing properties into an omni-channel provider of retail and online gaming, live racing and sports betting entertainment. We believe our continued evolution into a best-in-class omni-channel provider of retail and online gaming and sports betting entertainment will be a catalyst for our core land-based business, while also providing a platform for significant long-term shareholder value.

As of December 31, 2020, we owned, managed, or had ownership interests in 41 gaming and racing properties in 19 states and were licensed to offer live sports betting at our properties in Colorado, Illinois, Indiana, Iowa, Michigan, Mississippi, Nevada, Pennsylvania and West Virginia. The majority of the real estate assets (i.e., land and buildings) used in our operations are subject to triple net master leases; the most significant of which are the Penn Master Lease and the Pinnacle Master Lease (as such terms are defined in “Liquidity and Capital Resources” and collectively referred to as the “Master Leases”), with Gaming and Leisure Properties, Inc. (Nasdaq: GLPI) (“GLPI”), a real estate investment trust (“REIT”). In addition, we are currently developing two Category 4 satellite gaming casinos in Pennsylvania: Hollywood Casino York and Hollywood Casino Morgantown, both of which are expected to commence operations by the end of 2021.

Impact of the COVID-19 Pandemic and Company Response
On March 11, 2020, the World Health Organization declared the novel coronavirus (known as “COVID-19”) outbreak to be a global pandemic. We began temporarily suspending the operations of all of our properties between March 13, 2020 and March 19, 2020 pursuant to various orders from state gaming regulatory bodies or governmental authorities to combat the rapid spread of COVID-19. We began reopening our properties on May 18, 2020 with reduced gaming and hotel capacity and limited food and beverage offerings in order to accommodate comprehensive social distancing and health and safety protocols.

During the fourth quarter of 2020, our properties temporarily suspended operations in Pennsylvania, Michigan and Illinois and were subject to increased operational restrictions in Ohio and Massachusetts (among other states). Our Michigan property was temporarily closed on November 17, 2020 and reopened December 23, 2020. Our Pennsylvania properties were temporarily closed on December 12, 2020 and reopened on January 4, 2021. Our Illinois properties were temporarily closed on November 20, 2020 and began reopening with limited hours of operations beginning January 16, 2021 and throughout the week. The property closures were pursuant to various orders from state gaming regulatory bodies or governmental authorities to combat the rapid spread of COVID-19. As of February 26, 2021, all of our properties were open to the public with the exception of Zia Park and Valley Race Park, which remain closed. For a thorough discussion of the operating performance of our properties, see “Results of Operations” below.

Between March 13, 2020 and December 31, 2020, we entered into a series of transactions to improve our financial position and liquidity in light of the COVID-19 pandemic, including: (i) on March 13, 2020, we provided notice to our lenders to borrow the remaining available amount of $430.0 million under our Revolving Credit Facility; (ii) on March 27, 2020, we entered into a binding term sheet with GLPI (the “Term Sheet”) whereby GLPI agreed to (a) purchase the real estate assets associated with Tropicana Las Vegas (“Tropicana”) in exchange for rent credits of $307.5 million, which closed on April 16, 2020, and (b) a sale-leaseback of the land underlying our Hollywood Casino Morgantown (“Morgantown”) development project in Morgantown, Pennsylvania, in exchange for rent credits of $30.0 million, which closed on October 1, 2020; (iii) on May 14, 2020 (May 19, 2020 with respect to the underwriters’ exercising their options to acquire additional 2.75% Convertible Notes), we completed a public offering of $330.5 million aggregate principal amount of 2.75% Convertible Notes; (iv) on May 14, 2020 (May 19, 2020 with respect to the underwriters’ exercising their options to purchase additional shares), we completed a public offering of 19,166,667 aggregate shares of common stock, par value of $0.01 per share, of the Company (“Penn Common Stock”) for gross proceeds of $345.0 million; and (v) on September 24, 2020 (September 25, 2020 with respect to the underwriters’ exercising their options to purchase additional shares), we completed a public offering of 16,100,000 aggregate shares of Penn Common Stock for gross proceeds of $982.1 million. In addition, on April 14, 2020, the Company entered into an amendment to its Credit Agreement, which, among other things, provides it with relief from its financial covenants for a period of up to one year. On September 30, 2020, the Company fully repaid $670.0 million of outstanding borrowings under its Revolving Credit Facility. Further, on November 12, 2020 the Company prepaid $115.0 million of outstanding borrowings on its Term Loan B-1 Facility. The terms “Revolving Credit Facility,” “Convertible Notes,” “Credit Agreement” and "Term Loan B-1" are defined in “Liquidity and Capital Resources”.

The COVID-19 pandemic caused significant disruptions to our business and had a material adverse impact on our financial condition, results of operations and cash flows, the magnitude of which continues to develop based on (i) the timing and extent of the recovery in visitation and consumer spending at our properties; (ii) the continued impact of implementing social distancing and health and safety guidelines at our properties, including reductions in gaming, hotel capacity, limiting the number of food and beverage options and limiting other amenities; and (iii) whether any of our properties will be required to again temporarily suspend operations in the event that the pandemic significantly worsens. We are currently unable to determine whether, when or how the conditions surrounding the COVID-19 pandemic will change or whether the recovery in visitation and consumer spending is sustainable.

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

Recent Acquisitions, Development Projects and Other
In February 2020, we closed on our investment in Barstool Sports pursuant to a stock purchase agreement with Barstool Sports and certain stockholders of Barstool Sports, in which we purchased 36% (inclusive of 1% on a delayed basis) of the common stock of Barstool Sports for a purchase price of $161.2 million. Within three years after the closing of the transaction (or earlier at our election), we will increase our ownership in Barstool Sports to approximately 50% by purchasing approximately $62 million worth of additional shares of Barstool Sports common stock, consistent with the implied valuation at the time of the initial investment, which was $450.0 million. With respect to the remaining Barstool Sports shares, we have immediately exercisable call rights, and the existing Barstool Sports stockholders have put rights exercisable beginning three years after closing, all based on a fair market value calculation at the time of exercise (subject to a cap of $650.0 million and a floor of 2.25 times the annualized revenue of Barstool Sports, all subject to various adjustments). Upon closing, we became Barstool Sports’ exclusive gaming partner for up to 40 years and have the sole right to utilize the Barstool Sports brand for all of our online and retail sports betting and iGaming products.

As noted above, Penn Interactive launched the Barstool Sports online sports betting app in Pennsylvania in September 2020 and in Michigan in January 2021. In addition, Penn Interactive has entered into multi-year agreements with leading sports betting operators for online sports betting and iGaming market access across our portfolio of properties.

In December 2020, the Company entered into a definitive agreement to purchase from GLPI the operations of Hollywood Casino Perryville for $31.1 million. The transaction is expected to close during the second or third quarter of 2021, subject to approval of the Maryland Lottery and Gaming Control Commission and other customary closing conditions. Simultaneous with the closing of the transaction, we would lease the real estate assets associated with Hollywood Casino Perryville from GLPI with initial annual rent of $7.8 million per year subject to escalation.

In May 2019, we acquired Greektown Casino-Hotel (“Greektown”) in Detroit, Michigan, subject to a triple net lease with VICI Properties Inc. (NYSE: VICI) (“VICI”, a REIT and collectively with GLPI, our “REIT Landlords”) (the “Greektown Lease”) and in January 2019, we acquired Margaritaville Casino Resort (“Margaritaville”) in Bossier City, Louisiana, subject to a triple net lease with VICI (the “Margaritaville Lease”). In March 2020, in light of the COVID-19 pandemic, we temporarily suspended construction of our development of two Category 4 satellite gaming casinos in Pennsylvania: Hollywood Casino York and Morgantown. We have since restarted construction and expect both casinos to open in late 2021, subject to regulatory approval.
In October 2018, the Company completed the acquisition of Pinnacle Entertainment, Inc. (“Pinnacle”), a leading regional gaming operator (the “Pinnacle Acquisition”). In connection with the Pinnacle Acquisition, we added 12 gaming properties to our portfolio, providing us with greater operational scale and geographic diversity. We assumed the Pinnacle Master Lease concurrently with the closing of the Pinnacle Acquisition to our holdings and has provided us with greater operational scale and geographic diversity.

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
The gaming industry is characterized by an increasingly high degree of competition among a large number of participants, including riverboat casinos; dockside casinos; land-based casinos; video lottery; iGaming; online and retail sports betting; gaming at taverns; gaming at truck stop establishments; sweepstakes and poker machines not located in casinos; the potential for increased fantasy sports, significant growth of Native American gaming tribes, historic racing or state-sponsored i-lottery products in or adjacent to states we operate in; and other forms of gaming in the U.S. See the “Segment comparison of the years ended December 31, 2020 and 2019” section below for discussions of the impact of competition on our results of operations by reportable segment.

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
The vast majority of our revenues is gaming revenue, which is highly dependent upon the volume and spending levels of customers at our properties. Our gaming revenue is derived primarily from slot machines (which represented approximately 87%, 92% and 92% of our gaming revenue in 2020, 2019 and 2018, respectively) and, to a lesser extent, table games and sports betting. Aside from gaming revenue, our revenues are derived from our hotel, dining, retail, commissions, program sales, admissions, concessions and certain other ancillary activities, and our racing operations.
Key performance indicators related to gaming revenue are slot handle and table game drop, which are volume indicators, and “win” or “hold” percentage. Our typical property slot win percentage is in the range of approximately 7% to 10% of slot handle, and our typical table game hold percentage is in the range of approximately 14% to 27% of table game drop.
Slot handle is the gross amount wagered during a given period. The win or hold percentage is the net amount of gaming wins and losses, with liabilities recognized for accruals related to the anticipated payout of progressive jackpots. Given the stability in our slot hold percentages on a historical basis, we have not experienced significant impacts to net income from changes in these percentages. For table games, customers usually purchase chips at the gaming tables. The cash and markers (extensions of credit granted to certain credit-worthy customers) are deposited in the gaming table’s drop box. Table game hold is the amount of drop that is retained and recorded as gaming revenue, with liabilities recognized for funds deposited by customers before gaming play occurs and for unredeemed gaming chips. As we are primarily focused on regional gaming markets, our table game hold percentages are fairly stable as the majority of these markets do not regularly experience high-end play, which can lead to volatility in hold percentages. Therefore, changes in table game hold percentages do not typically have a material impact to our results of operations and cash flows.
Under normal operating conditions, our properties generate significant operating cash flow since most of our revenue is cash-based from slot machines, table games, and pari-mutuel wagering. Our business is capital intensive, and we rely on cash flow from our properties to generate sufficient cash to satisfy our obligations under the Triple Net Leases (as defined in "Liquidity and Capital Resources”), repay debt, fund maintenance capital expenditures, fund new capital projects at existing properties and provide excess cash for future development and acquisitions. Additional information regarding our capital projects is discussed in “Liquidity and Capital Resources” below.
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

RESULTS OF OPERATIONS
The following table highlights our revenues, net income (loss), and Adjusted EBITDA, on a consolidated basis, as well as our revenues and Adjusted EBITDAR by reportable segment. Such segment reporting is on a basis consistent with how we measure our business and allocate resources internally. We consider net income (loss) to be the most directly comparable financial measure calculated in accordance with generally accepted accounting principles in the United States (“GAAP”) to Adjusted EBITDA and Adjusted EBITDAR, which are non-GAAP financial measures. Refer to “Non-GAAP Financial Measures” below for the definitions of Adjusted EBITDA, Adjusted EBITDAR, and Adjusted EBITDAR margin; as well as a reconciliation of net income (loss) to Adjusted EBITDA, Adjusted EBITDAR and Adjusted EBITDAR margin.

	For the year ended December 31,
(dollars in millions)	2020	2019	2018
Revenues:
Northeast segment	$1,639.3	$2,399.9	$1,891.5
South segment	849.6	1,118.9	394.4
West segment	302.5	642.5	437.9
Midwest segment	681.4	1,094.5	823.7
Other (1)	125.0	47.5	40.4
Intersegment eliminations (2)	(19.1)	(1.9)	—
Total	$3,578.7	$5,301.4	$3,587.9

Net income (loss)	$(669.1)	$43.1	$93.5

Adjusted EBITDAR:
Northeast segment	$478.9	$720.8	$583.8
South segment	318.9	369.8	118.9
West segment	82.2	198.8	114.3
Midwest segment	258.3	403.6	294.3
Other (1)	(43.5)	(87.8)	(68.1)
Total (3)	1,094.8	1,605.2	1,043.2
Rent expense associated with triple net operating leases (4)	(419.8)	(366.4)	(3.8)
Adjusted EBITDA	$675.0	$1,238.8	$1,039.4

Net income (loss) margin	(18.7)%	0.8%	2.6%
Adjusted EBITDAR margin	30.6%	30.3%	29.1%
(1)The Other category consists of the Company’s stand-alone racing operations, namely Sanford-Orlando Kennel Club and the Company’s joint venture interests in Sam Houston Race Park, Valley Race Park, and Freehold Raceway; our management contract for Retama Park Racetrack and our live and televised poker tournament series that operates under the trade name, Heartland Poker Tour ("HPT"). The Other category also includes Penn Interactive, which operates our social gaming, internally-branded retail sportsbooks, iGaming and our Barstool Sports online sports betting app. Expenses incurred for corporate and shared services activities that are directly attributable to a property or are otherwise incurred to support a property are allocated to each property. The Other category also includes corporate overhead costs, which consist of certain expenses, such as: payroll, professional fees, travel expenses and other general and administrative expenses that do not directly relate to or have not otherwise been allocated to a property. In addition, Adjusted EBITDAR of the Other category includes our proportionate share of the net income or loss of Barstool Sports after adding back our share of non-operating items (such as interest expense, net; income taxes; depreciation and amortization; and stock-based compensation expense).
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
(4)Solely comprised of rent expense associated with the operating lease components contained within the Master Leases (primarily land), the Tropicana Lease, the Meadows Lease, the Margaritaville Lease and the Greektown Lease (of which the Tropicana Lease, Meadows Lease, Margaritaville Lease and the Greektown Lease as defined in “Liquidity and Capital Resources” and are referred to collectively as our “triple net operating leases”). The finance lease components contained within the Master Leases (primarily buildings) and the financing obligation associated with the Morgantown Lease (as defined in “Liquidity and Capital Resources”) result in interest expense, as opposed to rent expense.

During the year ended December 31, 2020 and as of February 26, 2021, our properties temporary closure dates pursuant to various orders from state gaming regulatory bodies or governmental authorities to combat the rapid spread of COVID-19 are shown below:

	Location	Temporary Closure and Reopening Date	Temporary Closure and Reopening Date
Northeast segment
Ameristar East Chicago	East Chicago, IN	March 16, 2020 - June 15, 2020
Greektown Casino-Hotel	Detroit, MI	March 16, 2020 - August 5, 2020	November 17, 2020 - December 23, 2020
Hollywood Casino Bangor	Bangor, ME	March 16, 2020 - July 10, 2020
Hollywood Casino at Charles Town Races	Charles Town, WV	March 18, 2020 - June 5, 2020
Hollywood Casino Columbus	Columbus, OH	March 13, 2020 - June 19, 2020
Hollywood Casino Lawrenceburg	Lawrenceburg, IN	March 16, 2020 - June 15, 2020
Hollywood Casino at Penn National Race Course	Grantville, PA	March 17, 2020 - June 19, 2020	December 12, 2020 - January 4, 2021
Hollywood Casino Toledo	Toledo, OH	March 13, 2020 - June 19, 2020
Hollywood Gaming at Dayton Raceway	Dayton, OH	March 13, 2020 - June 19, 2020
Hollywood Gaming at Mahoning Valley Race Course	Youngstown, OH	March 13, 2020 - June 19, 2020
Marquee by Penn (1)	Pennsylvania	March 19, 2020 - June 5, 2020	December 12, 2020 - January 4, 2021
Meadows Racetrack and Casino	Washington, PA	March 17, 2020 - June 9, 2020	December 12, 2020 - January 4, 2021
Plainridge Park Casino	Plainville, MA	March 15, 2020 - July 8, 2020

South segment
1st Jackpot Casino	Tunica, MS	March 17, 2020 - May 21, 2020
Ameristar Vicksburg	Vicksburg, MS	March 17, 2020 - May 21, 2020
Boomtown Biloxi	Biloxi, MS	March 17, 2020 - May 21, 2020
Boomtown Bossier City	Bossier City, LA	March 17, 2020 - May 20, 2020
Boomtown New Orleans	New Orleans, LA	March 17, 2020 - May 18, 2020
Hollywood Casino Gulf Coast	Bay St. Louis, MS	March 17, 2020 - May 21, 2020
Hollywood Casino Tunica	Tunica, MS	March 17, 2020 - May 21, 2020
L’Auberge Baton Rouge	Baton Rouge, LA	March 17, 2020 - May 18, 2020
L’Auberge Lake Charles	Lake Charles, LA	March 17, 2020 - May 18, 2020
Margaritaville Resort Casino	Bossier City, LA	March 17, 2020 - May 18, 2020

West segment
Ameristar Black Hawk	Black Hawk, CO	March 17, 2020 - June 17, 2020
Cactus Petes and Horseshu	Jackpot, NV	March 17, 2020 - June 4, 2020
M Resort	Henderson, NV	March 17, 2020 - June 4, 2020
Tropicana Las Vegas	Las Vegas, NV	March 17, 2020 - September 17, 2020
Zia Park Casino	Hobbs, NM	March 16, 2020 - remains closed

Midwest segment
Ameristar Council Bluffs	Council Bluffs, IA	March 17, 2020 - June 1, 2020
Argosy Casino Alton	Alton, IL	March 16, 2020 - July 1, 2020	November 20, 2020 - January 23, 2021
Argosy Casino Riverside	Riverside, MO	March 18, 2020 - June 1, 2020
Hollywood Casino Aurora	Aurora, IL	March 16, 2020 - July 1, 2020	November 20, 2020 - January 19, 2021
Hollywood Casino Joliet	Joliet, IL	March 16, 2020 - July 1, 2020	November 20, 2020 - January 22, 2021
Hollywood Casino at Kansas Speedway	Kansas City, KS	March 17, 2020 - May 25, 2020
Hollywood Casino St. Louis	Maryland Heights, MO	March 18, 2020 - June 16, 2020
Prairie State Gaming (1)	Illinois	March 16, 2020 - July 1, 2020	November 20, 2020 - January 16, 2021
River City Casino	St. Louis, MO	March 18, 2020 - June 16, 2020

Other
Freehold Raceway	Freehold, NJ	March 16, 2020 - August 27, 2020
Retama Park Racetrack	Selma, TX	March 19, 2020 - June 4, 2020
Sam Houston Race Park	Houston, TX	March 19, 2020 - June 4, 2020
Sanford-Orlando Kennel Club	Longwood, FL	March 13, 2020 - May 26, 2020
Valley Race Park	Harlingen, TX	March 19, 2020 - remains closed
(1)VGT route operations

Consolidated comparison of the years ended December 31, 2020 and 2019
Revenues
The following table presents our consolidated revenues:

	For the year ended December 31,			$ Change		% Change
(dollars in millions)	2020	2019	2018	2020 vs. 2019	2019 vs. 2018	2020 vs. 2019	2019 vs. 2018
Revenues
Gaming	$3,051.1	$4,268.7	$2,894.9	$(1,217.6)	$1,373.8	(28.5)%	47.5%
Food, beverage, hotel and other	527.6	1,032.7	629.7	(505.1)	403.0	(48.9)%	64.0%
Management service and license fees	—	—	6.0	—	(6.0)	—	(100.0)%
Reimbursable management costs	—	—	57.3	—	(57.3)	—	(100.0)%
Total revenues	$3,578.7	$5,301.4	$3,587.9	$(1,722.7)	$1,713.5	(32.5)%	47.8%

Gaming revenues and food, beverage, hotel and other revenues for the year ended December 31, 2020 decreased compared to the prior year primarily as a result of the COVID-19 pandemic, which caused temporary closures of all of our properties during the year, and upon subsequent property reopenings, our operations were impacted by operating restrictions. Our properties are subject to restrictions on gaming capacity, which depending on the jurisdiction, are generally 50% less gaming devices. Furthermore, due primarily to the implementation of social distancing and health and safety protocols, our properties are subject to reduced hotel capacity, limitations on the number of food and beverage offerings and limitations on other amenities. As a result, upon reopening our properties, gaming revenue now represents a larger portion of our total revenues, which we expect to continue until at least such time that social distancing and health and safety protocols are relaxed or no longer necessary.

Since reopening, our properties have generally experienced reduced visitation and higher spend per trip, as compared to pre-closure levels. We largely attribute the higher spend per trip to pent-up demand, visitation from our higher worth customers, and customers’ propensity to spend after a prolonged period of limited domestic commerce and upon receipt of government stimulus payments. In addition, in many of the states in which we operate, leisure alternatives remain partially limited (e.g., bars, concerts, entertainment events, etc.), which may have impacted our operating results upon reopening our properties. See “Segment comparison of the years ended December 31, 2020, and 2019” below for more detailed explanations of the fluctuations in revenues.
Operating expenses
The following table presents our consolidated operating expenses:

	For the year ended December 31,			$ Change		% Change
(dollars in millions)	2020	2019	2018	2020 vs. 2019	2019 vs. 2018	2020 vs. 2019	2019 vs. 2018
Operating expenses
Gaming	$1,530.3	$2,281.8	$1,551.4	$(751.5)	$730.4	(32.9)%	47.1%
Food, beverage, hotel and other	337.7	672.7	439.3	(335.0)	233.4	(49.8)%	53.1%
General and administrative	1,130.8	1,187.7	618.9	(56.9)	568.8	(4.8)%	91.9%
Reimbursable management costs	—	—	57.3	—	(57.3)	—	(100.0)%
Depreciation and amortization	366.7	414.2	269.0	(47.5)	145.2	(11.5)%	54.0%
Impairment losses	623.4	173.1	34.9	450.3	138.2	260.1%	396.0%
Recoveries on loan loss and unfunded loan commitments	—	—	(17.0)	—	17.0	—	(100.0)%
Total operating expenses	$3,988.9	$4,729.5	$2,953.8	$(740.6)	$1,775.7	(15.7)%	60.1%

Gaming expenses consist primarily of salaries and wages associated with our gaming operations and gaming taxes. Food, beverage, hotel and other expenses consist principally of salaries and wages and costs of goods sold associated with our food, beverage, hotel, retail, racing, and other operations. Gaming, food, beverage, hotel and other expenses for the year ended December 31, 2020 decreased year over year primarily as a result of the temporary closures of all of our properties due to the

COVID-19 pandemic, which reduced our salaries and wages, gaming taxes, costs of goods sold, and other expenses. As discussed above, our reopened properties are operating with reduced gaming, hotel capacity, limited food and beverage and limited other amenity offerings. As such, our properties are operating with a reduced workforce, which reduced our salaries and wages. In addition, our properties have reduced marketing costs, which reduces gaming expenses.
General and administrative expenses include items such as compliance, facility maintenance, utilities, property and liability insurance, surveillance and security, lobbying expenses, and certain housekeeping services, as well as all expenses for administrative departments such as accounting, purchasing, human resources, legal and internal audit. General and administrative expenses also include stock-based compensation expense; pre-opening and acquisition costs; gains and losses on disposal of assets; changes in the fair value of our contingent purchase price obligations; expense associated with cash-settled stock-based awards (including changes in fair value thereto); restructuring costs (primarily severance) associated with a company-wide initiative triggered by the COVID-19 pandemic; and rent expense associated with our triple net operating leases.
General and administrative expenses for the year ended December 31, 2020 decreased year over year primarily as a result of the actions taken to reduce our cost structure while our properties were temporarily closed, which included: (i) furloughing the vast majority of our employees and operating with a minimum staffing of less than 850 employees company-wide during the temporary closures; (ii) enacting meaningful compensation reductions to our remaining property and corporate leadership teams effective April 1, 2020 and through September 30, 2020 (compensation was fully restored effective October 1, 2020); and (iii) executing substantial reductions in operating expenses. In addition, we recognized a gain on disposal of assets of $29.2 million, which reduced general and administrative expenses in the current year. Additionally, the expense associated with the Company’s contingent purchase price obligations and preopening expenses decreased by $8.1 million and $10.5 million, respectively, as compared to the prior year period. Offsetting these decreases for the year ended December 31, 2020, as compared to the prior year, was an increase in expense associated with the Company’s cash-settled stock-based awards expense of $66.4 million, due to the increase in our stock price, and an increase in rent expense of $53.4 million, which principally relates to the Greektown Lease. Additionally, we incurred $13.4 million of restructuring costs, primarily related to employee severance as a result of the COVID-19 pandemic as described above.
Depreciation and amortization for the year ended December 31, 2020 decreased year over year primarily due to fixed assets becoming fully depreciated since December 31, 2019, a reduction in capital spend in 2020 due to the casino closures and a $2.7 million decrease in amortization expense at Penn Interactive. These were offset for the year ended December 31, 2020 by an increase of $3.2 million at Greektown, which was acquired in May 2019.
Impairment losses for the year ended December 31, 2020 primarily relate to impairments taken on our goodwill and other intangible assets of $113.0 million and $498.5 million, respectively, as a result of an interim impairment assessment during the first quarter of 2020. During the first quarter of 2020, we identified an indicator of impairment triggered by the COVID-19 pandemic, which caused all of our gaming properties to temporarily close. At the time of the interim impairment assessment, we revised our cash flow projections to reflect the current economic environment, including the uncertainty of the nature, timing and extent of reopening our gaming properties. Additionally, we recorded an impairment charge of $7.3 million resulting from an impairment analysis of the long-lived assets at the Tropicana Las Vegas and an impairment charge of $4.6 million on our investment in the Texas Joint Venture.
Other income (expenses)
The following table presents our consolidated other income (expenses):

	For the year ended December 31,			$ Change		% Change
(dollars in millions)	2020	2019	2018	2020 vs. 2019	2019 vs. 2018	2020 vs. 2019	2019 vs. 2018
Other income (expenses)
Interest expense, net	$(543.2)	$(534.2)	$(538.4)	$(9.0)	$4.2	1.7%	(0.8)%
Income from unconsolidated affiliates	$13.8	$28.4	$22.3	$(14.6)	$6.1	(51.4)%	27.4%
Loss on early extinguishment of debt	$(1.2)	$—	$(21.0)	$(1.2)	$21.0	—	(100.0)%
Income tax benefit (expense)	$165.1	$(43.0)	$3.6	$208.1	$(46.6)	N/M	N/M
Other	$106.6	$20.0	$(7.1)	$86.6	$27.1	433.0%	N/M
N/M - Not meaningful
Interest expense, net increased for the year ended December 31, 2020, as compared to the prior year, due primarily to increases in interest expense related to our Master Leases of $8.8 million partially offset by an increase in capitalized interest of

$1.9 million. Additionally, the interest expense associated with our long-term debt increased $1.8 million, as compared to the prior year, due primarily to the issuance of our 2.75% Convertible Notes, which offset the reduction in interest expense incurred on the Senior Secured Credit Facilities (as defined in “ Note 11, “Long-term Debt,”) from a decrease in the London Interbank Offered Rate (referred to as "LIBOR") during the corresponding periods.
Income from unconsolidated affiliates relates principally to our Kansas Entertainment joint venture. The decrease for the year ended December 31, 2020, as compared to the prior year, was primarily due to a decrease in the results of operations of Hollywood Casino at Kansas Speedway, which temporarily closed on March 17, 2020 and reopened on May 25, 2020 and continues to be impacted by COVID-19 capacity restrictions. This decrease was partially offset by income earned from Barstool Sports.
Loss on early extinguishment of debt for the year December 31, 2020 related to the write-offs of previously unamortized debt issuance costs and debt discounts in connection with the prepayment of Term Loan B-1 Facility, (as defined in Note 11, “Long-term Debt,”). There were no principal prepayments of our long-term debt during the year ended December 31, 2019.

Income tax benefit (expense) for the year ended December 31, 2020, was a benefit of $165.1 million compared to income tax expense of $43.0 million in the prior year. Our effective tax rate was 19.8% for the year ended December 31, 2020, as compared to 49.9% for the year ended December 31, 2019. The Company’s effective tax rate for the year ended December 31, 2020 was lower than the federal statutory tax rate of 21% primarily driven by the increase in the valuation allowance (see Note 14, “Income Taxes”, in the notes to our Consolidated Financial Statements). The Company’s effective tax rate for the year ended December 31, 2019 was higher than the federal statutory tax rate of 21% primarily driven by the effect of the non-deductible goodwill impairment charge, non-deductible officers’ compensation, and higher state taxable income from operations.

Our effective income tax rate can vary each reporting period depending on, among other factors, the geographic and business mix of our earnings, changes to our valuation allowance, and the level of our tax credits. Certain of these and other factors, including our history and projections of pre-tax earnings, are considered in assessing our ability to realize our net deferred tax assets.

Other includes miscellaneous income and expense items. The amount for the years ended December 31, 2020 and 2019 relates primarily to unrealized holding gains of $106.7 million and $19.9 million, respectively, on equity securities (including warrants), which were acquired during the third quarter of 2019 in connection with Penn Interactive entering into multi-year agreements with sports betting operators for online sports betting and related iGaming market access across our portfolio.

Segment comparison of the years ended December 31, 2020 and 2019
Northeast Segment

	For the year ended December 31,			$ Change		% / bps Change
(dollars in millions)	2020	2019	2018	2020 vs. 2019	2019 vs. 2018	2020 vs. 2019	2019 vs. 2018
Revenues:
Gaming	$1,495.1	$2,117.1	$1,644.2	$(622.0)	$472.9	(29.4)%	28.8%
Food, beverage, hotel and other	144.2	282.8	194.6	(138.6)	88.2	(49.0)%	45.3%
Management service and licensing fees	—	—	5.9	—	(5.9)	—	(100.0)%
Reimbursable management costs	—	—	46.8	—	(46.8)	—	(100.0)
Total revenues	$1,639.3	$2,399.9	$1,891.5	$(760.6)	$508.4	(31.7)%	26.9%

Adjusted EBITDAR	$478.9	$720.8	$583.8	$(241.9)	$137.0	(33.6)%	23.5%
Adjusted EBITDAR margin	29.2%	30.0%	30.9%			(80) bps	(90) bps
The Northeast segment’s results of operations for the year ended December 31, 2020 were primarily impacted by the COVID-19 pandemic. During the year ended December 31, 2020, our properties had temporary closures pursuant to various orders from state gaming regulatory bodies or governmental authorities to combat the rapid spread of COVID-19. All of our properties within the Northeast segment reopened and continue to operate with reduced gaming and hotel (if applicable) capacity, limited food and beverage and other amenity offerings. In response to the impact of the COVID-19 pandemic on our operations, we implemented cost saving initiatives to offset inevitable revenue degradation, such as: operating with a reduced workforce, focusing on higher margin gaming offerings, reducing marketing costs, and limiting certain lower margin food and beverage offerings.
For the year ended December 31, 2020 the Northeast segment’s total revenues, Adjusted EBITDAR and Adjusted EBITDAR margin decreased, as compared to the prior year, due to the temporary closures described above. While revenues and Adjusted EBITDAR decreased 31.7% and 33.6% compared to the prior year, Adjusted EBITDAR margin decreased 80 basis points primarily as a result of cost cutting measures and other structural changes put in place in response to the COVID-19 pandemic.
South Segment

	For the year ended December 31,			$ Change		% / bps Change
(dollars in millions)	2020	2019	2018	2020 vs. 2019	2019 vs. 2018	2020 vs. 2019	2019 vs. 2018
Revenues:
Gaming	$684.0	$831.1	$302.9	$(147.1)	$528.2	(17.7)%	174.4%
Food, beverage, hotel and other	165.6	287.8	91.5	(122.2)	196.3	(42.5)%	214.5%
Total revenues	$849.6	$1,118.9	$394.4	$(269.3)	$724.5	(24.1)%	183.7%

Adjusted EBITDAR	$318.9	$369.8	$118.9	$(50.9)	$250.9	(13.8)%	211.0%
Adjusted EBITDAR margin	37.5%	33.1%	30.1%			440 bps	300 bps
The South segment’s results of operations for the year ended December 31, 2020 were primarily impacted by the COVID-19 pandemic and Hurricane Laura (described below). During the year ended December 31, 2020 our properties had temporary closures pursuant to various orders from state gaming regulatory bodies or governmental authorities to combat the rapid spread of COVID-19. All of our properties within the South segment reopened and continue to operate with reduced gaming, hotel (if applicable) capacity, limited food and beverage and other amenity offerings. In response to the COVID-19 pandemic on our operations, we implemented cost saving initiatives to offset inevitable revenue degradation, such as: operating with a reduced workforce, focusing on higher margin gaming offerings, reducing marketing costs, and limiting certain lower margin food and beverage offerings.

For the year ended December 31, 2020, the South segment’s total revenues and Adjusted EBITDAR decreased, as compared to the prior year, due to the temporary closures, operational restrictions, and social distancing measures described above. The Souths segment’s Adjusted EBITDAR margin increased 440 basis points for the year ended December 31, 2020, as compared to the prior year due to our cost structure savings initiatives described above.

On August 27, 2020, Hurricane Laura made landfall in Lake Charles, Louisiana and caused significant damage to L’Auberge Lake Charles, forcing it to close for approximately two weeks. The Company maintains insurance, subject to certain deductibles and coinsurance, for the repair or replacement of assets that suffered loss and provides coverage for interruption to our business, including lost profits. The Company received upfront prepayments of $47.5 million from our insurers related to our anticipated policy claim (i.e. an advance) for the year ended December 31, 2020. The insurance proceeds were recorded as an offset to recovery costs incurred (i.e. Receivables within our Consolidated Balance Sheets) and we did not recognize any gain or loss as a result of this event.

West Segment

	For the year ended December 31,			$ Change		% / bps Change
(dollars in millions)	2020	2019	2018	2020 vs. 2019	2019 vs. 2018	2020 vs. 2019	2019 vs. 2018
Revenues:
Gaming	$194.2	$374.3	$228.0	$(180.1)	$146.3	(48.1)%	64.2%
Food, beverage, hotel and other	108.3	268.2	199.4	(159.9)	68.8	(59.6)%	34.5%
Reimbursable management costs	—	—	10.5	—	(10.5)	—	(100.0)%
Total revenues	$302.5	$642.5	$437.9	$(340.0)	$204.6	(52.9)%	46.7%

Adjusted EBITDAR	$82.2	$198.8	$114.3	$(116.6)	$84.5	(58.7)%	73.9%
Adjusted EBITDAR margin	27.2%	30.9%	26.1%			(370) bps	480 bps
The West segment’s results of operations for the year ended December 31, 2020 were primarily impacted by the COVID-19 pandemic. During the year ended December 31, 2020 our properties had temporary closures pursuant to various orders from state gaming regulatory bodies or governmental authorities to combat the rapid spread of COVID-19. All of our properties within the West segment reopened and continue to operate with reduced gaming, hotel (if applicable) capacity, limited food and beverage and other amenity offerings, with the exception of Zia Park which remains closed. In response to the COVID-19 pandemic on our operations, we implemented cost saving initiatives to offset inevitable revenue degradation, such as: operating with a reduced workforce, focusing on higher margin gaming offerings, reducing marketing costs, and limiting certain lower margin food and beverage offerings.
For the year ended December 31, 2020, the West segment’s total revenues, Adjusted EBITDAR and Adjusted EBITDAR margin decreased, as compared to the prior year, due to the temporary closures, operational restrictions, and social distancing measures described above.
Midwest Segment

	For the year ended December 31,			$ Change		% / bps Change
(dollars in millions)	2020	2019	2018	2020 vs. 2019	2019 vs. 2018	2020 vs. 2019	2019 vs. 2018
Revenues:
Gaming	$615.2	$938.1	$719.8	$(322.9)	$218.3	(34.4)%	30.3%
Food, beverage, hotel and other	66.2	156.4	103.9	(90.2)	52.5	(57.7)%	50.5%
Total revenues	$681.4	$1,094.5	$823.7	$(413.1)	$270.8	(37.7)%	32.9%

Adjusted EBITDAR	$258.3	$403.6	$294.3	$(145.3)	$109.3	(36.0)%	37.1%
Adjusted EBITDAR margin	37.9%	36.9%	35.7%			100 bps	120 bps
The Midwest segment’s results of operations for the year ended December 31, 2020 were primarily impacted by the COVID-19 pandemic. During the year ended December 31, 2020 our properties had temporary closures pursuant to various orders from state gaming regulatory bodies or governmental authorities to combat the rapid spread of COVID-19. All of our properties within the Midwest segment reopened and continue to operate with reduced gaming, hotel (if applicable) capacity, limited food and beverage and other amenity offerings. In response to the COVID-19 pandemic on our operations, we implemented cost saving initiatives to offset inevitable revenue degradation, such as: operating with a reduced workforce, focusing on higher margin gaming offerings, reducing marketing costs, and limiting certain lower margin food and beverage offerings.
For the year ended December 31, 2020, the Midwest segment’s total revenues and Adjusted EBITDAR decreased, as compared to the prior year, due to the temporary closures, operational restrictions, and social distancing measures described above. The Midwest segment’s Adjusted EBITDAR margin increased 100 basis points for the year ended December 31, 2020, as compared to the prior year due to our cost structure savings initiatives described above.

Other

	For the year ended December 31,			$ Change		% / bps Change
(dollars in millions)	2020	2019	2018	2020 vs. 2019	2019 vs. 2018	2020 vs. 2019	2019 vs. 2018
Revenues:
Gaming	$62.7	$8.8	$—	$53.9	$8.8	612.5%	—
Food, beverage, hotel and other	62.3	38.7	40.3	23.6	(1.6)	61.0%	(4.0)%
Management service and licensing fees	—	—	0.1	—	(0.1)	—	(100.0)%
Total revenues	$125.0	$47.5	$40.4	$77.5	$7.1	163.2%	17.6%

Adjusted EBITDAR	$(43.5)	$(87.8)	$(68.1)	$44.3	$(19.7)	(50.5)%	28.9%
Total revenues and Adjusted EBITDAR of the Other category increased for the year ended December 31, 2020, as compared to the prior year, primarily as a result of Penn Interactive. Penn Interactive's operations benefited from the launch of the online Barstool Sportsbook in Pennsylvania in September 2020 and increases in online social and real-money gaming revenue. Real-money online gaming revenue benefited from an improved conversion of the mychoice database to our real-money gaming platform, and was also positively impacted by the temporary closures of Pennsylvania casinos throughout portions of 2020.

In addition to benefiting from Penn Interactive's operating results, the increase in Adjusted EBITDAR is driven by decreases in corporate overhead costs of $20.5 million for the year ended December 31, 2020, principally driven by furloughs to team members, compensation reductions effective April 1, 2020 through September 30, 2020, and the overall reduction of expenses due to the temporary closures, as well as an overall permanent reduction to our workforce as a result of the COVID-19 pandemic, offset by increased expenses related to the ramp up of the Penn Interactive online sportsbook operations.

Non-GAAP Financial Measures
Use and Definitions
In addition to GAAP financial measures, management uses Adjusted EBITDA, Adjusted EBITDAR and Adjusted EBITDAR margin as non-GAAP financial measures. These non-GAAP financial measures should not be considered a substitute for, nor superior to, financial results and measures determined or calculated in accordance with GAAP. Each of these non-GAAP financial measures is not calculated in the same manner by all companies and, accordingly, may not be an appropriate measure of comparing performance among different companies.
We define Adjusted EBITDA as earnings before interest expense, net; income taxes; depreciation and amortization; stock-based compensation; debt extinguishment and financing charges; impairment losses; insurance recoveries and deductible charges; changes in the estimated fair value of our contingent purchase price obligations; gain or loss on disposal of assets, the difference between budget and actual expense for cash-settled stock-based awards; pre-opening and acquisition costs; and other income or expenses. Adjusted EBITDA is inclusive of income or loss from unconsolidated affiliates, with our share of non-operating items (such as interest expense, net; income taxes; depreciation and amortization; and stock-based compensation expense) added back for Barstool Sports and our Kansas Entertainment joint venture. Adjusted EBITDA is inclusive of rent expense associated with our triple net operating leases (the operating lease components contained within the Penn Master Lease and Pinnacle Master Lease (primarily land), the Meadows Lease, the Margaritaville Lease, the Greektown Lease and the Tropicana Lease). Although Adjusted EBITDA includes rent expense associated with our triple net operating leases, we believe Adjusted EBITDA is useful as a supplemental measure in evaluating the performance of our consolidated results of operations.
Adjusted EBITDA has economic substance because it is used by management as a performance measure to analyze the performance of our business, and is especially relevant in evaluating large, long-lived casino-hotel projects because it provides a perspective on the current effects of operating decisions separated from the substantial non-operational depreciation charges and financing costs of such projects. We present Adjusted EBITDA because it is used by some investors and creditors as an indicator of the strength and performance of ongoing business operations, including our ability to service debt, and to fund capital expenditures, acquisitions and operations. These calculations are commonly used as a basis for investors, analysts and credit rating agencies to evaluate and compare operating performance and value companies within our industry. In order to view the operations of their casinos on a more stand-alone basis, gaming companies, including us, have historically excluded from their Adjusted EBITDA calculations certain corporate expenses that do not relate to the management of specific casino properties. However, Adjusted EBITDA is not a measure of performance or liquidity calculated in accordance with GAAP. Adjusted EBITDA information is presented as a supplemental disclosure, as management believes that it is a commonly used measure of performance in the gaming industry and that it is considered by many to be a key indicator of the Company’s operating results.
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

Reconciliation of GAAP Financial Measures to Non-GAAP Financial Measures
The following table includes a reconciliation of net income (loss), which is determined in accordance with GAAP, to Adjusted EBITDA, Adjusted EBITDAR and Adjusted EBITDAR margin, which are non-GAAP financial measures:

	For the year ended December 31,
(dollars in millions)	2020	2019	2018
Net income (loss)	$(669.1)	$43.1	$93.5
Income tax expense (benefit)	(165.1)	43.0	(3.6)
Loss on early extinguishment of debt	1.2	—	21.0
Income from unconsolidated affiliates	(13.8)	(28.4)	(22.3)
Interest expense, net	543.2	534.2	538.4
Other expense (income)	(106.6)	(20.0)	7.1
Operating income (loss)	(410.2)	571.9	634.1
Stock-based compensation (1)	14.5	14.9	12.0
Cash-settled stock-based award variance (1)(2)	67.2	0.8	(19.6)
(Gain) loss on disposal of assets (1)	(29.2)	5.5	3.2
Contingent purchase price (1)	(1.1)	7.0	0.5
Pre-opening and acquisition costs (1)	11.8	22.3	95.0
Depreciation and amortization	366.7	414.2	269.0
Impairment losses	623.4	173.1	34.9
Recoveries on loan loss and unfunded loan commitments	—	—	(17.0)
Insurance recoveries, net of deductible charges (1)	(0.1)	(3.0)	(0.1)
Income from unconsolidated affiliates	13.8	28.4	22.3
Non-operating items of equity method investments (3)	4.7	3.7	5.1
Other expenses (1)(4)	13.5	—	—
Adjusted EBITDA	675.0	1,238.8	1,039.4
Rent expense associated with triple net operating leases (1)	419.8	366.4	3.8
Adjusted EBITDAR	$1,094.8	$1,605.2	$1,043.2

Net income (loss) margin	(18.7)%	0.8%	2.6%
Adjusted EBITDAR margin	30.6%	30.3%	29.1%
(1)    These items are included in “General and administrative” within the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss).
(2)    Our cash-settled stock-based awards are adjusted to fair value each reporting period based primarily on the price of the Company’s common stock. As such, significant fluctuations in the price of the Company’s common stock during any reporting period could cause significant variances to budget on cash-settled stock-based awards. During the year ended December 31, 2020, the price of the Company’s common stock increased significantly, which resulted in unfavorable variances to budget.
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

	For the year ended December 31,			$ Change		% Change
(dollars in millions)	2020	2019	2018	2020 vs. 2019	2019 vs. 2018	2020 vs. 2019	2019 vs. 2018
Net cash provided by operating activities	$338.8	$703.9	$352.8	$(365.1)	$351.1	(51.9)%	99.5%
Net cash used in investing activities	$(233.7)	$(607.5)	$(1,423.1)	$373.8	$815.6	(61.5)%	(57.3)%
Net cash provided by (used in) financing activities	$1,310.1	$(122.4)	$1,272.1	$1,432.5	$(1,394.5)	N/M	N/M
N/M - Not meaningful
Operating Cash Flow
The decrease in net cash provided by operating activities of $365.1 million for the year ended December 31, 2020, is due to the temporary closures of our properties due to the COVID-19 pandemic, which significantly decreased cash receipts from customers. Offsetting this decrease was a $316.2 million decrease in cash paid for rent and interest payments, in total, under our Triple Net Leases, due primarily to utilizing rent credits to pay rent in the current year under the Master Leases, the Meadows Lease and the Morgantown Lease (offset by the increase in payments under the Greektown Lease due to the timing of the acquisition in the second quarter of 2019).
Investing Cash Flow
Net cash used in investing activities for the year ended December 31, 2020 decreased compared to the prior year primarily due to decrease in capital expenditures of $53.6 million in the current year and the 2019 acquisitions of the operations of Margaritaville and Greektown for $109.1 million and $289.2 million, respectively, both net of cash. As a part of the acquisitions of Margaritaville and Greektown, the Company entered into sale-leaseback transactions with VICI in the amounts of $261.1 million and $700.0 million, respectively, which had no net impact on net cash used in investing activities for the year ended December 31, 2019. In addition, during the year ended December 31, 2019, we paid $10.0 million for online and retail sports betting licenses in Pennsylvania. The decrease in capital expenditures in the current year primarily reflects our efforts to reduce or defer our planned Category 4 project capital expenditures as we mitigate the impact of the COVID-19 pandemic. These decreases were partially offset by our $135.0 million investment in Barstool Sports made during the first quarter of 2020.

Capital Expenditures

Capital expenditures are accounted for as either project capital (new facilities or expansions) or maintenance (replacement) capital expenditures. Cash provided by operating activities as well as cash available under our Revolving Credit Facility funded our capital expenditures for the years ended December 31, 2020, 2019 and 2018.

During the year ended December 31, 2020, we had capital expenditures of $137.0 million primarily related to our maintenance projects and our Category 4 development projects. For the year ending December 31, 2021, our expected capital expenditures are $296.8 million of which $98.9 million relates our Category 4 projects and $197.9 million relates to our maintenance projects. Our Category 4 projects are Hollywood Casino York and Hollywood Casino Morgantown. Hollywood Casino York, which is located in the York Galleria Mall in York County, will represent an overall capital investment of approximately $120.0 million inclusive of the gaming license. Hollywood Casino Morgantown is being built on a previously vacant 36-acre site in Berks County with a capital investment of approximately $111.0 million inclusive of the gaming license. We anticipate that both of these projects will be completed by the end of 2021.
Financing Cash Flow
Net cash provided by financing activities for the year ended December 31, 2020 was $1,310.1 million compared to net cash used in financing activities of $122.4 million in the prior year. The change is driven primarily by the separate public offerings of Penn Common Stock on May 14, 2020 and September 24, 2020, in which we received net proceeds of $331.2 million and $957.6 million, respectively. Additionally, we received $322.2 million of net proceeds from the issuance of the Convertible Notes. These proceeds were partially offset by net repayments under our Senior Secured Credit Facilities of $301.7 million. In the current year we fully repaid $670.0 million of outstanding borrowings under our Revolving Credit Facility and a $115.0 million prepayment of outstanding borrowings on our Term Loan B-1 Facility. In comparison, in the prior year net cash used by financing activities consisted principally of net repayments of long-term debt of $18.6 million despite the borrowing associated with the acquisition of Greektown, $51.6 million of principal payments on our financing obligations, $6.2 million of principal payments on our finance leases, and $24.9 million in payments related to the repurchase of common stock.

Debt Issuances, Redemptions and Other Long-term Obligations

On March 13, 2020, we borrowed the remaining available amount of $430.0 million under our Revolving Credit Facility. The Company elected to draw down the remaining available funds from its Revolving Credit Facility in order to maintain maximum financial flexibility in light of the COVID-19 pandemic. Through the use of our September 2020 equity raise proceeds, we fully repaid $670.0 million outstanding borrowings under our Revolving Credit Facility. Additionally, on November 12, 2020 the Company prepaid $115.0 million of outstanding borrowings on its Term Loan B-1 Facility.
On April 14, 2020, the Company entered into a second amendment to its Credit Agreement with its various lenders (the “Second Amendment”) to provide for certain modifications. During the period beginning on April 14, 2020 and ending on the earlier of (x) the date that is two business days after the date on which the Company delivers a covenant relief period termination notice to the administrative agent and (y) the date on which the administrative agent receives a compliance certificate for the quarter ending March 31, 2021 (the “Covenant Relief Period”), the Company will not have to comply with any Maximum Leverage Ratio or Minimum Interest Coverage Ratio (as such terms are defined in the Credit Agreement that was amended on January 19, 2017, the "Amended 2017 Credit Agreement"). During the Covenant Relief Period, the Company will be subject to a minimum liquidity covenant that requires cash and cash equivalents and availability under its Revolving Credit Facility to be (i) at least $400.0 million through April 30, 2020; (ii) $350.0 million during the period from May 1, 2020 through May 31, 2020; (iii) $300.0 million during the period from June 1, 2020 through June 30, 2020; and (iv) $225.0 million during the period from July 1, 2020 through March 31, 2021.

The Second Amendment also amended the financial covenants that are applicable after the Covenant Relief Period to permit the Company to (i) maintain a maximum consolidated total net leverage ratio of up to a ratio that varies by quarter, ranging between 5.50:1.00 and 4.50:1.00 in 2021 and 4.25:1.00 thereafter, tested quarterly on a pro forma trailing twelve month (“PF TTM”) basis; (ii) maintain a maximum senior secured net leverage ratio of up to a ratio that varies by quarter, ranging between 4.50:1.00 and 3.50:1.00 in 2021 and 3.00:1.00 thereafter, tested quarterly on a PF TTM basis; and (iii) maintain an interest coverage ratio of 2.50:1.00, tested quarterly on a PF TTM basis.

In addition, the Second Amendment (i) provides that, during the Covenant Relief Period, loans under the Revolving Credit Facility and the Term Loan A Facility shall bear interest at either a base rate or an adjusted LIBOR rate, in each case, plus an applicable margin, in the case of base rate loans, of 2.00%, and in the case of adjusted LIBOR rate loans, of 3.00%; (ii) provides that, during the Covenant Relief Period, the Company shall pay a commitment fee on the unused portion of the commitments under the Revolving Credit Facility at a rate of 0.50% per annum; (iii) provides for a 0.75% LIBOR floor applicable to all LIBOR loans under the Senior Secured Credit Facilities; (iv) carves out COVID-19 related effects from certain terms of the Senior Secured Credit Facilities during the Covenant Relief Period; and (v) makes certain other changes to the covenants and other provisions of the Credit Agreement.
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
The Convertible Notes are convertible into shares of the Company’s common stock at an initial conversion price of $23.40 per share, or 42.7350 shares, per $1,000 principal amount of notes, subject to adjustment if certain corporate events occur. However, in no event will the conversion exceed 55.5555 shares of common stock per $1,000 principal amount of notes. As of December 31, 2020, the maximum number of shares that could be issued to satisfy the conversion feature of the Convertible Notes is 18,360,815 and the amount by which the Convertible Notes if-converted value exceeded its principal amount was $1,255.3 million.

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

At December 31, 2020, we had $2,431.6 million in aggregate principal amount of indebtedness, including $1,628.1 million outstanding under our Senior Secured Credit Facilities, $330.5 million outstanding under our Convertible Notes, $400.0 million outstanding under our 5.625% senior unsecured notes, and $73.0 million outstanding in other long-term obligations. No amounts were drawn on our Revolving Credit Facility. We have no debt maturing prior to 2023. As of December 31, 2020 we had conditional obligations under letters of credit issued pursuant to the Senior Secured Credit Facilities with face amounts aggregating to $28.2 million resulting in $671.8 million available borrowing capacity under our Revolving Credit Facility.

Covenants

Our Senior Secured Credit Facilities and 5.625% Notes require us, among other obligations, to maintain specified financial ratios and to satisfy certain financial tests, including the Maximum Consolidated Total Net Leverage Ratio, Maximum Consolidated Senior Secured Net Leverage Ratio and Minimum Interest Coverage Ratio (as such terms are defined in our Amended 2017 Credit Agreement) as well as the Fixed Charge Coverage Ratio (as defined in the indenture governing our 5.625% Notes). In addition, our Senior Secured Credit Facilities and 5.625% Notes restrict, among other things, our ability to incur additional indebtedness, incur guarantee obligations, amend debt instruments, pay dividends, create liens on assets, make investments, engage in mergers or consolidations, and otherwise restrict corporate activities. As of December 31, 2020, the Company was in compliance with all required financial covenants. When our covenant relief period ends, the Company is subject to and expects to be in compliance with all required financial covenants including (i) Maximum Consolidated Total Net Leverage Ratio; (ii) Maximum Consolidated Senior Secured Net Leverage Ratio; and (iii) Minimum Interest Coverage Ratio (as discussed above) with the Company's submission of its compliance certificate for the quarter ending March 31, 2021.

See Note 11, “Long-term Debt,” in the notes to our Consolidated Financial Statements for additional information of the Company's debt and other long-term obligations.

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
Triple Net Leases
The majority of the real estate assets used in the Company’s operations are subject to triple net master leases; the most significant of which are the Penn Master Lease and the Pinnacle Master Lease. Subsequent to the adoption of ASC 842, the Company’s Master Leases are accounted for as either operating leases, finance leases, or determined to continue to be financing obligations. Prior to the adoption of ASC 842, all components contained within the Master Leases were accounted for as financing obligations. In addition, five of the gaming facilities used in our operations are subject to individual triple net leases. As previously mentioned, we refer to the Penn Master Lease, the Pinnacle Master Lease, the Meadows Lease, the Margaritaville Lease, the Greektown Lease, the Tropicana Lease and the Morgantown Lease, collectively, as our Triple Net Leases.
Under our Triple Net Leases, in addition to lease payments for the real estate assets, we are required to pay the following, among other things: (1) all facility maintenance; (2) all insurance required in connection with the leased properties and the business conducted on the leased properties; (3) taxes levied on or with respect to the leased properties (other than taxes on the income of the lessor); (4) all tenant capital improvements; and (5) all utilities and other services necessary or appropriate for the leased properties and the business conducted on the leased properties. As of December 31, 2020, we are required to make annual minimum rent payments of $814.6 million. Additionally, our Triple Net Leases are subject to annual escalators and periodic percentage rent resets, as applicable. See Note 12, “Leases,” in the notes to our Consolidated Financial Statements for further discussion and disclosure related to the Company's leases.

Payments to our REIT Landlords under Triple Net Leases
Total payments made to our REIT Landlords, GLPI and VICI, inclusive of rent credits utilized, were as follows:

	For the year ended December 31,
(in millions)	2020	2019	2018
Penn Master Lease (1)	$457.9	$457.9	$461.5
Pinnacle Master Lease (1)	326.9	328.6	70.3
Meadows Lease (1)	26.4	26.4	5.6
Margaritaville Lease	23.5	23.1	—
Greektown Lease	55.6	33.8	—
Morgantown Lease (1)	0.8	—	—
Total (2)	$891.1	$869.8	$537.4
(1)During the twelve months ended December 31, 2020 we utilized rent credits to pay $190.7 million, $135.5 million, $11.0 million and $0.3 million of rent under the Penn Master Lease, Pinnacle Master Lease, Meadows Lease and Morgantown Lease, respectively.
(2)Cash rent payable under the Tropicana Lease is nominal. Therefore, it has been excluded from the table above.
Share Repurchase Programs
In January 2019, the Company announced a share repurchase program pursuant to which the Board of Directors authorized the repurchase of up to $200.0 million of the Company’s common stock, which expired on December 31, 2020. During the year ended December 31, 2019, the Company repurchased 1,271,823 shares of its common stock in open market transactions for $24.9 million at an average price of $19.55 per share. All of the repurchased shares were retired. There were no repurchases of the Company’s common stock for the year ended December 31, 2020.
Other Contractual Cash Obligations
The following table presents our other contractual cash obligations as of December 31, 2020:

		Payments Due By Period
(in millions)	Total	2021	2022-2023	2024-2025	2026 and After
Purchase obligations	$149.1	$59.7	$33.3	$12.9	$43.2
Other liabilities reflected within our Consolidated Balance Sheets (1)	9.4	0.8	0.6	0.6	7.4
Total	$158.5	$60.5	$33.9	$13.5	$50.6
(1)Excludes the liability for unrecognized tax benefits of $38.2 million, as we cannot reasonably estimate the period of cash settlement with the respective taxing authorities. Additionally, it does not include an estimate of the payments associated with our contingent purchase price obligations of $7.3 million as it is not a fixed obligation.
Outlook
Based on our current level of operations, we believe that cash generated from operations and cash on hand, together with amounts available under our Senior Secured Credit Facilities, will be adequate to meet our anticipated obligations under our Triple Net Leases, debt service requirements, capital expenditures and working capital needs for the foreseeable future. However, our ability to generate sufficient cash flow from operations will depend on a range of economic, competitive and business factors, many of which are outside our control, including the impact of the COVID-19 pandemic. We cannot be certain: (i) of the impact of the operating restrictions to accommodate social distancing and health and safety guidelines on our properties; (ii) of the magnitude and duration of the impact of the COVID-19 pandemic (including reoccurrences) on general economic conditions, capital markets, unemployment and our liquidity, operations, supply chain and personnel, including the potential that some or all of our properties may be forced to close or cease operations for a certain period of time; (iii) that the U.S. economy and our business will recover to levels that existed prior to the COVID-19 pandemic and on what time frame; (iv) that our anticipated earnings projections will be realized; (v) that we will achieve the expected synergies from our acquisitions; (vi) that future borrowings will be available under our Senior Secured Credit Facilities or otherwise will be available in the credit markets to enable us to service our indebtedness or to make anticipated capital expenditures. We caution you that the trends seen at our reopened properties (e.g., higher spend per trip) may not continue. In addition, while we anticipated that a significant amount of our future growth would come through the pursuit of opportunities within other distribution channels, such as retail and online sports betting, social gaming, retail gaming, and iGaming; from acquisitions of gaming properties at reasonable valuations; greenfield projects; and jurisdictional expansions and property expansion in under-penetrated markets; there can be no assurance that this will be the case given the uncertainty arising from the COVID-19 pandemic. If we consummate significant acquisitions in the future or undertake any significant property expansions, our cash requirements may increase significantly and we may need to make additional borrowings or complete equity or debt financings to meet these requirements. See “Risk Factors—Risks Related to Our Indebtedness and Capital Structure” within “Item 1A. Risk Factors,” of this Annual Report on Form 10-K for a discussion of the risks related to our capital structure.

We have historically maintained a capital structure comprised of a mix of equity and debt financing. We vary our leverage to pursue opportunities in the marketplace in an effort to maximize our enterprise value for our shareholders. We expect to meet our debt obligations as they come due through internally-generated funds from operations and/or refinancing them through the debt or equity markets prior to their maturity.

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
Goodwill and other intangible assets
As of December 31, 2020, the Company had $1,157.1 million in goodwill and $1,513.5 million in other intangible assets within its Consolidated Balance Sheet, representing 7.9% and 10.3% of total assets, respectively. The Company’s goodwill and other intangible assets are primarily the result of acquisitions of businesses and payments for gaming licenses. These intangible assets require significant management estimates and judgment pertaining to: (i) the valuation in connection with initial purchase price allocations and (ii) the ongoing evaluation for impairment. During the fourth quarter we performed our annual impairment analysis and the fair value of goodwill for all reporting units exceeded the carrying value by a substantial margin. Therefore, none of our reporting units incurred any goodwill impairment charges as a result of the annual assessment.
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
We assess the fair value of our gaming licenses using the Greenfield Method under the income approach, which estimates the fair value of the gaming license using a DCF model assuming we built a new casino with similar utility to that of the existing casino. The method assumes a theoretical start-up company going into business without any assets other than the intangible asset being valued. As such, the value of the gaming license is a function of the following assumptions:
•Projected revenues and operating cash flows (including an allocation of the projected payments under any applicable Triple Net Lease);
•Estimated construction costs and duration;
•Pre-opening costs; and
•Discounting that reflects the level of risk associated with receiving future cash flows attributable to the license.
We assess the fair value of our trademarks using the relief-from-royalty method under the income approach. The principle behind this method is that the value of the trademark is equal to the present value of the after-tax royalty savings attributable to the owned trademark. As such, the value of the trademark is a function of the following assumptions:
•Projected revenues;
•Selection of an appropriate royalty rate to apply to projected revenues; and
•Discounting that reflects the level of risk associated with the after-tax revenue stream associated with the trademark.
The evaluation of goodwill and indefinite-lived intangible assets requires the use of estimates about future operating results of each reporting unit to determine the estimated fair value of the reporting unit and the indefinite-lived intangible assets. The Company must make various assumptions and estimates in performing its impairment testing. The implied fair value includes estimates of future cash flows (including an allocation of the projected payments under any applicable Triple Net Lease) that are based on reasonable and supportable assumptions which represent the Company’s best estimates of the cash flows expected to result from the use of the assets including their eventual disposition. Changes in estimates, increases in the Company’s cost of capital, reductions in transaction multiples, changes in operating and capital expenditure assumptions or application of alternative assumptions and definitions could produce significantly different results. Future cash flow estimates are, by their nature, subjective and actual results may differ materially from the Company’s estimates. If our ongoing estimates of future cash flows are not met, we may have to record additional impairment charges in future periods. Our estimates of cash flows are based on the current regulatory and economic climates (including as a result of COVID-19), recent operating information and budgets of the various properties where it conducts operations. These estimates could be negatively impacted by changes in federal, state or local regulations, economic downturns, or other events affecting our properties.
Forecasted cash flows (based on our annual operating plan as determined in the fourth quarter) can be significantly impacted by the local economy in which our reporting units operate, as illustrated by the COVID-19 pandemic which caused temporary suspension of our operations pursuant to various orders from state gaming regulatory bodies or governmental authorities. Increases in unemployment rates can also result in decreased customer visitations and/or lower customer spend per visit. In addition, the impact of new legislation which approves gaming in nearby jurisdictions or further expands gaming in jurisdictions where our reporting units currently operate can result in opportunities for us to expand our operations. However, it also has the impact of increasing competition for our established properties which generally will have a negative effect on those locations’ profitability once competitors become established as a certain level of cannibalization occurs absent an overall increase in customer visitations. Additionally, increases in gaming taxes approved by state regulatory bodies can negatively impact forecasted cash flows.

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
Revenue and earnings streams within our industry can vary significantly based on various circumstances, which in many cases are outside of the Company’s control, and as such are difficult to predict and quantify. We have disclosed several of these circumstances in “Item 1A. Risk Factors” of this Annual Report on Form 10-K. Circumstances include, for instance, temporary property closures as a result of COVID-19, changes in legislation that approves gaming in nearby jurisdictions, further expansion of gaming in jurisdictions where we currently operate, new state legislation that requires the implementation of smoking restrictions at our casinos or any other events outside of our control that make the customer experience less desirable.
During the first quarter of 2020, we identified an indicator of impairment as a result of the COVID-19 pandemic and recognized impairments on our goodwill, gaming licenses and trademarks, of $113.0 million, $437.0 million and $61.5 million, respectively. Upon reopening of our gaming facilities and throughout the fourth quarter of 2020 we undertook various initiatives to mitigate the impact of regulatory restrictions imposed as a result of the COVID-19 pandemic. We completed our annual assessment for impairment as of October 1, 2020, which did not result in any impairment charges to goodwill, gaming licenses and trademarks. See Note 9, “Goodwill and Other Intangible Assets,” in the notes to our Consolidated Financial Statements.
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

ASC 740 suggests that additional scrutiny should be given to deferred tax assets of an entity with cumulative pre‑tax losses during the three most recent years and is widely considered significant negative evidence that is objective and verifiable and therefore, difficult to overcome. For the year ended December 31, 2020, we have cumulative pre‑tax losses and considered this factor in our analysis of deferred taxes. Additionally, we expect to remain in a three year cumulative loss position in the near future. As a result, the Company has recorded a valuation allowance against its net deferred tax assets, excluding assets that can be realized based on our ability to carry back losses to recoup taxes previously paid and excluding the reversal of deferred tax liabilities related to indefinite‑lived intangibles. We intend to continue to maintain a valuation allowance on our net deferred tax assets until there is sufficient positive evidence to support the reversal of all or some portion of these allowances.

ITEM 7A.QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
We are exposed to market risk from adverse changes in interest rates with respect to the short-term floating interest rate on borrowings under our Senior Secured Credit Facilities. As of December 31, 2020, the Company’s Senior Secured Credit Facilities had a gross outstanding balance of $1,628.1 million, consisting of a $636.9 million Term Loan A Facility and a $991.2 million Term Loan B-1 Facility. As of December 31, 2020, we have $671.8 million of available borrowing capacity under our Revolving Credit Facility.
In May 2020, the Company completed a public offering of $330.5 million aggregate principal amount of 2.75% Convertible Notes that mature on May 15, 2026, unless earlier converted, redeemed or repurchased. Interest on the Convertible Notes is payable on May 15th and November 15th of each year, which began on November 15, 2020.

The table below provides information as of December 31, 2020 about our long-term debt obligations that are sensitive to changes in interest rates, including the notional amounts maturing during the twelve-month period presented and the related weighted-average interest rates by maturity dates.

(dollars in millions)	2021	2022	2023	2024	2025	Thereafter	Total	Fair Value
Fixed rate	$—	$—	$—	$—	$—	$400.0	$400.0	$418.0
Average interest rate						5.625%
Fixed rate	$—	$—	$—	$—	$—	$330.5	$330.5	$1,274.5
Average interest rate						2.750%
Variable rate	$64.4	$82.1	$524.4	$11.3	$945.9	$—	$1,628.1	$1,609.3
Average interest rate (1)	3.62%	3.65%	3.73%	3.13%	3.27%	—%
(1)Estimated rate, reflective of forward LIBOR December 31, 2020 plus the spread over LIBOR applicable to variable-rate borrowing.

ITEM 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of
Penn National Gaming, Inc. and Subsidiaries

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Penn National Gaming, Inc. and subsidiaries (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income (loss), changes in stockholders’ equity, and cash flows, for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2021, expressed an unqualified opinion on the Company’s internal control over financial reporting.

Change in Accounting Principle
As discussed in Note 2 to the financial statements, effective January 1, 2019, the Company adopted FASB ASC Topic 842, Leases, using the modified retrospective approach.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Goodwill and Other Intangible Assets - Refer to Notes 2 and 9 to the financial statements

Critical Audit Matter Description
The Company’s goodwill, gaming license, and trademarks are tested annually for impairment, or more frequently if indicators of impairment exist, by comparing the fair value of each reporting unit to their carrying amount for goodwill and by comparing the fair value of each gaming license or trademark to its carrying value. The Company determines the fair value of its reporting units using a combination of income-based and market-based approaches. The Company assesses the fair value of its gaming licenses using the Greenfield Method under the income approach, which estimates the fair value using a discounted cash flow model assuming the Company built a casino with similar utility to that of the existing casino. The Company assesses the fair value of its trademarks using the relief-from-royalty method under the income approach. The key inputs in determining the fair value, among others, include projected revenue and operating cash flows discounted to reflect the level of risk associated with receiving future cash flows. As of December 31, 2020, the book value of goodwill is $1,157.1 million, gaming license is $1,246.1 million, and trademarks is $240.9 million.

Auditing the fair value of the Company’s reporting units, gaming licenses, and trademarks involved a high degree of subjectivity in evaluating whether management’s estimates and assumptions of projected revenue and operating cash flows and the selection of the discount rates used to derive the fair value were reasonable, including the need to involve our fair value specialists.

How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to forecasts of future revenue and operating cash flows and the determination of the discount rates used by management to estimate the fair value of the reporting units, gaming licenses, and trademarks included the following, among others:

•We tested the effectiveness of controls over determining the fair value of the Company’s reporting units, gaming licenses, and trademarks, including those over the forecasts of future revenue and operating cash flows and the selection of the discount rates.

•We evaluated management’s ability to accurately forecast future revenues and operating cash flows by comparing actual results to management’s historical forecasts.

•We evaluated the reasonableness of management’s revenue and operating cash flow forecasts by comparing the forecasts to:

◦Historical results
◦Internal communications to management and the Board of Directors
◦Forecasted information included in the Company’s press release as well as in analyst and industry reports for the Company and certain of its peer companies
◦The impact of changes in the regulatory environment on management’s projections.
•With the assistance of our fair value specialists, we evaluated the reasonableness of the discount rates by:
◦Testing the source information underlying the determination of the discount rates and the mathematical accuracy of the calculations.
◦Developing a range of independent estimates and comparing those to the discount rates selected by management.

/s/ Deloitte & Touche LLP

Philadelphia, Pennsylvania
February 26, 2021

We have served as the Company’s auditor since 2017.

PENN NATIONAL GAMING, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
(in millions, except share and per share data)	2020	2019
Assets
Current assets
Cash and cash equivalents	$1,853.8	$437.4
Receivables, net of allowance for doubtful accounts of $8.8 and $7.7	96.4	88.7
Prepaid expenses	103.5	76.7
Other current assets	31.3	40.0
Total current assets	2,085.0	642.8
Property and equipment, net	4,529.3	5,120.2
Investment in and advances to unconsolidated affiliates	266.8	128.3
Goodwill	1,157.1	1,270.7
Other intangible assets, net	1,513.5	2,026.5
Lease right-of-use assets	4,817.7	4,837.3
Other assets	297.9	168.7
Total assets	$14,667.3	$14,194.5

Liabilities
Current liabilities
Accounts payable	$33.2	$40.3
Current maturities of long-term debt	81.4	62.9
Current portion of financing obligations	36.0	40.5
Current portion of lease liabilities	134.3	130.6
Accrued expenses and other current liabilities	575.1	631.3
Total current liabilities	860.0	905.6
Long-term debt, net of current maturities, debt discount and debt issuance costs	2,231.2	2,322.2
Long-term portion of financing obligations	4,096.4	4,102.2
Long-term portion of lease liabilities	4,578.2	4,670.0
Deferred income taxes	126.3	244.6
Other long-term liabilities	119.4	98.0
Total liabilities	12,011.5	12,342.6
Commitments and contingencies (Note 13)
Stockholders’ equity
Series B preferred stock ($0.01 par value, 1,000,000 shares authorized, no shares issued and outstanding)	—	—
Series C preferred stock ($0.01 par value, 18,500 shares authorized, no shares issued and outstanding)	—	—
Series D Preferred stock ($0.01 par value, 5,000 shares authorized, 883 shares issued and outstanding)	23.1	—
Common stock ($0.01 par value, 200,000,000 shares authorized, 157,868,227 and 118,125,652 shares issued, and 155,700,834 and 115,958,259 shares outstanding)	1.6	1.2
Treasury stock, at cost, (2,167,393 shares held in both periods)	(28.4)	(28.4)
Additional paid-in capital	3,167.2	1,718.3
Retained earnings (accumulated deficit)	(507.3)	161.6
Total Penn National stockholders’ equity	2,656.2	1,852.7
Non-controlling interest	(0.4)	(0.8)
Total stockholders’ equity	2,655.8	1,851.9
Total liabilities and stockholders’ equity	$14,667.3	$14,194.5
See accompanying notes to the Consolidated Financial Statements.

PENN NATIONAL GAMING, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME (LOSS)

	For the year ended December 31,
(in millions, except per share data)	2020	2019	2018
Revenues
Gaming	$3,051.1	$4,268.7	$2,894.9
Food, beverage, hotel and other	527.6	1,032.7	629.7
Management service and license fees	—	—	6.0
Reimbursable management costs	—	—	57.3
Total revenues	3,578.7	5,301.4	3,587.9
Operating expenses
Gaming	1,530.3	2,281.8	1,551.4
Food, beverage, hotel and other	337.7	672.7	439.3
General and administrative	1,130.8	1,187.7	618.9
Reimbursable management costs	—	—	57.3
Depreciation and amortization	366.7	414.2	269.0
Impairment losses	623.4	173.1	34.9
Recoveries on loan loss and unfunded loan commitments	—	—	(17.0)
Total operating expenses	3,988.9	4,729.5	2,953.8
Operating income (loss)	(410.2)	571.9	634.1
Other income (expenses)
Interest expense, net	(543.2)	(534.2)	(538.4)
Income from unconsolidated affiliates	13.8	28.4	22.3
Loss on early extinguishment of debt	(1.2)	—	(21.0)
Other	106.6	20.0	(7.1)
Total other expenses	(424.0)	(485.8)	(544.2)
Income (loss) before income taxes	(834.2)	86.1	89.9
Income tax benefit (expense)	165.1	(43.0)	3.6
Net income (loss)	(669.1)	43.1	93.5
Less: Net (income) loss attributable to non-controlling interest	(0.4)	0.8	—
Net income (loss) attributable to Penn National	$(669.5)	$43.9	$93.5

Comprehensive income (loss)	$(669.1)	$43.1	$93.5
Less: Comprehensive (income) loss attributable to non-controlling interest	(0.4)	0.8	—
Comprehensive income (loss) attributable to Penn National	$(669.5)	$43.9	$93.5

Earnings (loss) per share
Basic earnings (loss) per share	$(5.00)	$0.38	$0.96
Diluted earnings (loss) per share	$(5.00)	$0.37	$0.93

Weighted-average common shares outstanding - basic	134.0	115.7	97.1
Weighted-average common shares outstanding - diluted	134.0	117.8	100.3
See accompanying notes to the Consolidated Financial Statements.

PENN NATIONAL GAMING, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Preferred Stock		Common Stock		Treasury Stock	Additional Paid-In Capital	Retained Earnings (Accum- ulated Deficit)	Accum- ulated Other Compre- hensive Loss	Total Penn National Stock-holders’ Equity (Deficit)	Non-Controlling Interest	Total Stock-holders’ Equity (Deficit)
(in millions, except share data)	Shares	Amount	Shares	Amount
Balance as of January 1, 2018	—	$—	91,225,242	$0.9	$(28.4)	$1,007.6	$(1,051.9)	$(1.5)	$(73.3)	$—	$(73.3)
Share-based compensation arrangements	—	—	1,466,625	—	—	19.4	—	—	19.4	—	19.4
Pinnacle Acquisition	—	—	26,295,439	0.3	—	749.4	—	—	749.7	—	749.7
Reclassification of accumulated other comprehensive loss to earnings upon termination of management contract	—	—	—	—	—	—	—	1.5	1.5	—	1.5
Cumulative-effect adjustment upon adoption of ASC 606	—	—	—	—	—	—	(9.6)	—	(9.6)	—	(9.6)
Share repurchases	—	—	(2,299,498)	—	—	(50.0)	—	—	(50.0)	—	(50.0)
Net income	—	—	—	—	—	—	93.5	—	93.5	—	93.5
Balance as of December 31, 2018	—	—	116,687,808	1.2	(28.4)	1,726.4	(968.0)	—	731.2	—	731.2
Share-based compensation arrangements	—	—	542,274	—	—	16.8	—	—	16.8	—	16.8
Cumulative-effect adjustment upon adoption of ASC 842	—	—	—	—	—	—	1,085.7	—	1,085.7	—	1,085.7
Share repurchases	—	—	(1,271,823)	—	—	(24.9)	—	—	(24.9)	—	(24.9)
Net income (loss)	—	—	—	—	—	—	43.9	—	43.9	(0.8)	43.1
Balance as of December 31, 2019	—	—	115,958,259	1.2	(28.4)	1,718.3	161.6	—	1,852.7	(0.8)	1,851.9
Share-based compensation arrangements	—	—	4,475,908	—	—	71.0	—	—	71.0	—	71.0
Common stock offerings (Note 15)	—	—	35,266,667	0.4	—	1,288.4	—	—	1,288.8	—	1,288.8
Convertible debt offering (Note 11)	—	—	—	—	—	88.2	—	—	88.2	—	88.2
Barstool Sports investment (Note 7)	883	23.1	—	—	—	—	—	—	23.1	—	23.1
Cumulative-effect adjustment upon adoption of ASU 2016-13	—	—	—	—	—	—	0.6	—	0.6	—	0.6
Net income (loss)	—	—	—	—	—	—	(669.5)	—	(669.5)	0.4	(669.1)
Other	—	—	—	—	—	1.3	—	—	1.3	—	1.3
Balance as of December 31, 2020	883	$23.1	155,700,834	$1.6	$(28.4)	$3,167.2	$(507.3)	$—	$2,656.2	$(0.4)	$2,655.8
See accompanying notes to the Consolidated Financial Statements.

PENN NATIONAL GAMING, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the year ended December 31,
(in millions)	2020	2019	2018
Operating activities
Net income (loss)	$(669.1)	$43.1	$93.5
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	366.7	414.2	269.0
Amortization of items charged to interest expense	16.3	7.7	6.4
Noncash operating lease expense	120.3	100.4	—
Change in fair values of contingent purchase price	(1.1)	7.0	0.5
Holding gain on equity securities	(106.7)	(19.9)	—
Loss (gain) on sale or disposal of property and equipment	(29.2)	5.5	3.2
Noncash rent and interest expense related to the utilization of rent credits	287.1	—	—
Income from unconsolidated affiliates	(13.8)	(28.4)	(22.3)
Return on investment from unconsolidated affiliates	21.8	29.0	27.0
Deferred income taxes	(118.3)	21.1	(26.7)
Stock-based compensation	14.5	14.9	12.0
Impairment losses	623.4	173.1	34.9
Recoveries on loan loss and unfunded loan commitments	—	—	(17.0)
Reclassification of accumulated other comprehensive loss to earnings upon termination of management contract	—	—	1.5
Loss on early extinguishment of debt	1.2	—	21.0
Changes in operating assets and liabilities, net of businesses acquired
Accounts receivable	(16.5)	27.0	(1.8)
Prepaid expenses and other current assets	13.5	9.7	13.3
Other assets	(12.8)	(2.3)	1.5
Accounts payable	(6.6)	4.4	(6.1)
Accrued expenses	(40.9)	(3.9)	(47.0)
Income taxes	(32.5)	(7.2)	(3.3)
Operating lease liabilities	(94.8)	(139.1)	—
Other current and long-term liabilities	16.3	47.6	(6.8)
Net cash provided by operating activities	338.8	703.9	352.8
Investing activities
Capital expenditures	(137.0)	(190.6)	(92.6)
Dispositions of property and equipment	16.1	0.6	0.4
Hurricane Laura insurance proceeds	32.7	—	—
Consideration paid for Barstool Sports investment	(135.0)	—	—
Consideration paid for acquisitions of businesses, net of cash acquired	(3.0)	(1,359.4)	(1,945.2)
Proceeds from sale-and-leaseback transactions in conjunction with acquisitions	—	961.1	—
Cash received for the sale of the Divested Properties and Belterra Park	—	—	661.7
Consideration paid for gaming licenses and other intangible assets	(4.8)	(11.7)	(81.6)
Acquisition of equity securities	—	(5.1)	—
Additional contributions from (to) joint ventures	(5.4)	(0.4)	18.9

	For the year ended December 31,
(in millions)	2020	2019	2018
Proceeds from sale of loan	—	—	15.2
Receipts applied against non-accrual loan	—	—	0.5
Other	2.7	(2.0)	(0.4)
Net cash used in investing activities	(233.7)	(607.5)	(1,423.1)
Financing activities
Proceeds from revolving credit facility	540.0	412.0	201.0
Repayments on revolving credit facility	(680.0)	(384.0)	(89.0)
Proceeds from issuance of long-term debt, net of discounts	322.2	—	1,558.9
Principal payments on long-term debt	(161.7)	(46.6)	(482.5)
Prepayment penalties and modification payments incurred with debt refinancing	—	—	(11.3)
Debt and equity issuance costs	(6.9)	—	(27.3)
Payments of other long-term obligations	(16.2)	(15.4)	(15.7)
Principal payments on financing obligations	(26.7)	(51.6)	(67.4)
Principal payments on finance leases	(3.9)	(6.2)	—
Proceeds from the sale of real estate assets in conjunction with acquisitions	—	—	250.0
Proceeds from common stock offerings, net of discounts and fees	1,288.8	—	—
Proceeds from exercise of options	62.7	1.9	7.4
Repurchase of common stock	—	(24.9)	(50.0)
Proceeds from insurance financing	20.2	16.1	13.1
Payments on insurance financing	(21.4)	(19.4)	(11.0)
Other	(7.0)	(4.3)	(4.1)
Net cash provided by (used in) financing activities	1,310.1	(122.4)	1,272.1
Change in cash, cash equivalents, and restricted cash	1,415.2	(26.0)	201.8
Cash, cash equivalents and restricted cash at the beginning of the year	455.2	481.2	279.4
Cash, cash equivalents and restricted cash at the end of the year	$1,870.4	$455.2	$481.2

	For the year ended December 31,
(in millions)	2020	2019	2018
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$1,853.8	$437.4	$479.6
Restricted cash included in Other current assets	15.3	15.5	—
Restricted cash included in Other assets	1.3	2.3	1.6
Total cash, cash equivalents and restricted cash	$1,870.4	$455.2	$481.2

Supplemental disclosure:
Cash paid for interest, net of amounts capitalized	$355.0	$528.1	$530.4
Cash payments (refunds) related to income taxes, net	$(15.2)	$21.8	$24.4

Non-cash investing activities:
Rent credits received upon sale of Tropicana land and buildings and Morgantown land	$337.5	$—	$—
Commencement of operating leases	$73.6	$713.5	$—
Commencement of finance leases	$—	$4.6	$—
Accrued capital expenditures	$17.2	$12.6	$7.7
Acquisition of equity securities	$—	$16.1	$—
See accompanying notes to the Consolidated Financial Statements

PENN NATIONAL GAMING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Organization and Basis of Presentation
Organization: Penn National Gaming, Inc., together with its subsidiaries (“Penn National,” the “Company,” “we,” “our,” or “us”), is a leading, diversified, multi-jurisdictional owner and manager of gaming and racing properties, retail and online sports betting operations, and video gaming terminal (“VGT”) operations. Our wholly-owned interactive division, Penn Interactive Ventures, LLC (“Penn Interactive”), operates retail sports betting across the Company’s portfolio, as well as online sports betting, online social casino, bingo and online casinos (“iGaming”). In February 2020, the Company acquired 36% (inclusive of 1% on a delayed basis) equity interest in Barstool Sports, Inc. (“Barstool Sports”), a leading digital sports, entertainment, lifestyle and media company, and entered into a strategic relationship with Barstool Sports, whereby Barstool Sports will exclusively promote the Company's land-based retail sportsbooks, iGaming products and online sports betting products, including the Barstool Sportsbook mobile app, to its national audience. We launched an online sports betting app called Barstool Sports in Pennsylvania in September 2020 and in Michigan in January 2021. We also operate iGaming in Pennsylvania and Michigan. Our MYCHOICE® customer loyalty program (the "mychoice program") currently has over 20 million members and provides such members with various benefits, including complimentary goods and/or services. The Company’s strategy has continued to evolve from an owner and manager of gaming and racing properties into an omni-channel provider of retail and online gaming, live racing and sports betting entertainment.

As of December 31, 2020, we owned, managed, or had ownership interests in 41 gaming and racing properties in 19 states and were licensed to offer live sports betting at our properties in Colorado, Illinois, Indiana, Iowa, Michigan, Mississippi, Nevada, Pennsylvania and West Virginia. The majority of the real estate assets (i.e., land and buildings) used in our operations are subject to triple net master leases; the most significant of which are the Penn Master Lease and the Pinnacle Master Lease (as such terms are defined in Note 12, “Leases,” and collectively referred to as the “Master Leases”), with Gaming and Leisure Properties, Inc. (Nasdaq: GLPI) (“GLPI”), a real estate investment trust (“REIT”).
In May 2019, we acquired Greektown Casino-Hotel (“Greektown”), in Detroit, Michigan, subject to a triple net lease with VICI Properties Inc. (NYSE: VICI) (“VICI”, a REIT and collectively with GLPI, our “REIT Landlords”) (the “Greektown Lease”) and, in January 2019, we acquired Margaritaville Casino Resort (“Margaritaville”) in Bossier City, Louisiana, subject to a triple net lease with VICI (the “Margaritaville Lease”). See Note 12, “Leases,” In October 2018, the Company completed the acquisition of Pinnacle Entertainment, Inc. (“Pinnacle”), a leading regional gaming operator (the “Pinnacle Acquisition”), which added 12 gaming properties to our holdings. For more information on our acquisitions, see Note 6, “Acquisitions and Dispositions.”
Impact of the COVID-19 Pandemic and Company Response: On March 11, 2020, the World Health Organization declared the novel coronavirus (known as “COVID-19”) outbreak to be a global pandemic. We began temporarily suspending the operations of all of our properties between March 13, 2020 and March 19, 2020 pursuant to various orders from state gaming regulatory bodies or governmental authorities to combat the rapid spread of COVID-19. We began reopening our properties on May 18, 2020 with reduced gaming and hotel capacity and limited food and beverage offerings in order to accommodate comprehensive social distancing and health and safety protocols.
During the fourth quarter of 2020, our properties temporarily suspended operations in Pennsylvania, Michigan and Illinois and were subject to increased operational restrictions in Ohio and Massachusetts (among other states). Our Michigan property was temporarily closed on November 17, 2020 and reopened December 23, 2020. Our Pennsylvania properties were temporarily closed on December 12, 2020 and reopened on January 4, 2021. Our Illinois properties were temporarily closed on November 20, 2020 and began reopening with limited hours of operations beginning January 16, 2021 and throughout the week. The property closures were pursuant to various orders from state gaming regulatory bodies or governmental authorities to combat the rapid spread of COVID-19. As of February 26, 2021, all of our properties were open to the public with the exception of Zia Park and Valley Race Park, which remain closed.
Between March 13, 2020 and December 31, 2020, we entered into a series of transactions to improve our financial position and liquidity in light of the COVID-19 pandemic, including: (i) on March 13, 2020, we provided notice to our lenders to borrow the remaining available amount of $430.0 million under our Revolving Credit Facility; (ii) on March 27, 2020, we entered into a binding term sheet with GLPI (the “Term Sheet”) whereby GLPI agreed to (a) purchase the real estate assets associated with Tropicana Las Vegas (“Tropicana”) in exchange for rent credits of $307.5 million, which closed on April 16, 2020, and (b) a sale-leaseback of the land underlying our Hollywood Casino Morgantown (“Morgantown”) development project in Morgantown, Pennsylvania, in exchange for rent credits of $30.0 million, which closed on October 1, 2020; (iii) on May 14, 2020 (May 19, 2020 with respect to the underwriters’ exercising their options to acquire additional 2.75% Convertible Notes), we completed a public offering of $330.5 million aggregate principal amount of 2.75% Convertible Notes; (iv) on May 14, 2020 (May 19, 2020 with respect to the underwriters’ exercising their options to purchase additional shares), we completed a public offering of 19,166,667 aggregate shares of common stock, par value of $0.01 per share, of the Company (“Penn Common Stock”) for gross proceeds of $345.0 million; and (v) on September 24, 2020 (September 25, 2020 with respect to the underwriters’ exercising their options to purchase additional shares), we completed a public offering of 16,100,000 aggregate shares of Penn Common Stock for gross proceeds of $982.1 million. In addition, on April 14, 2020, the Company entered into an amendment to its Credit Agreement, which, among other things, provides it with relief from its financial covenants for a period of up to one year. On September 30, 2020, the Company fully repaid $670.0 million of outstanding borrowings under its Revolving Credit Facility. Further, on November 12, 2020 the Company prepaid $115.0 million of outstanding borrowings on its Term Loan B-1 Facility. The terms “Revolving Credit Facility,” “Convertible Notes”, “Credit Agreement” and "Term Loan B-1" are defined in Note 11, “Long-term Debt.”

The COVID-19 pandemic caused significant disruptions to our business and had a material adverse impact on our financial condition, results of operations and cash flows, the magnitude of which continues to develop based on (i) the timing and extent of the recovery in visitation and consumer spending at our properties; (ii) the continued impact of implementing social distancing and health and safety guidelines at our properties, including reductions in gaming, hotel capacity, limiting the number of food and beverage options and limiting other amenities; and (iii) whether any of our properties will be required to again temporarily suspend operations in the event that the pandemic significantly worsens. We are currently unable to determine whether, when or how the conditions surrounding the COVID-19 pandemic will change or whether the recovery in visitation and consumer spending is sustainable.
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
As of December 31, 2020, the Company has a strong balance sheet and sufficient liquidity in place, including total cash and cash equivalents, excluding restricted cash, of $1.9 billion and available borrowing capacity of $0.7 billion.
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
Reclassifications: Certain reclassifications have been made to conform the prior period presentation.
Use of Estimates: The preparation of Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions as of the date of the Consolidated Financial Statements that affect (i) the reported amounts of assets and liabilities, (ii) the disclosure of contingent assets and liabilities at the date of the Consolidated Financial Statements, and (iii) the reported amounts of revenues and expenses during the reporting period. Estimates used by us include, among other things, the useful lives for depreciable and amortizable assets, the allowance for doubtful accounts receivable, income tax provisions, the evaluation of the future realization of deferred tax assets, determining the adequacy of reserves for self-insured liabilities, the liabilities associated with our mychoice program, the initial measurements of financing obligations associated with the Master Leases, projected cash flows in assessing the recoverability of long-lived assets, asset impairments, goodwill and other intangible assets, projected cash flows in assessing the initial valuation of intangible assets in conjunction with acquisitions, the initial selection of useful lives for depreciable and amortizable assets in conjunction with acquisitions, contingencies and litigation, and stock-based compensation expense. We applied estimation methods consistently for all periods presented within our Consolidated Financial Statements. Actual results may differ from those estimates.

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
(4)Pursuant to a joint venture (“JV”) with NASCAR and includes the Company’s 50% investment in Kansas Entertainment, LLC (“Kansas Entertainment”), which owns Hollywood Casino at Kansas Speedway.

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
Concentration of credit risk, with respect to casino receivables, is limited through the Company’s credit evaluation process. The Company issues markers to approved casino customers following investigations of creditworthiness.
The Company’s receivables as of December 31, 2020 and 2019 primarily consisted of the following:

	December 31,
(in millions)	2020	2019
Markers issued to customers	$14.8	$22.9
Credit card receivables and other advances to customers	8.9	16.5
Receivables from ATM and cash kiosk transactions	10.9	14.4
Hotel and banquet receivables	2.7	6.5
Racing settlements	7.7	6.6
Receivables due from platform providers for social casino games	10.5	3.3
Insurance Receivable - Hurricane Laura	23.0	—
Other	26.7	26.2
Allowance for doubtful accounts	(8.8)	(7.7)
Accounts receivable, net	$96.4	$88.7

The Company adopted Accounting Standards Codification (“ASC”) No. 2016-13 (“ASC 2016-13”), “Financial Instruments - Credit Losses (Topic 326): Measurements of Credit Losses on Financial Instruments” during the first quarter of 2020 which utilizes a forward-looking current expected credit loss model to measure the allowance for doubtful accounts. Prior to the adoption of ASC 2016-13, accounts were written off when management determined that an account was uncollectible. Recoveries of accounts previously written off were recorded when received. Historically, the Company has not incurred any significant credit-related losses.

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

The Company reviews the carrying amount of its property and equipment for possible impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable based on undiscounted estimated future cash flows expected to result from its use and eventual disposition. The factors considered by the Company in performing this assessment include current operating results, trends and prospects, as well as the effect of obsolescence, demand, competition and other regulatory and economic factors. For purposes of recognizing and measuring impairment, assets are grouped at the individual property level representing the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets. In assessing the recoverability of the carrying amount of property and equipment, we must make assumptions regarding future cash flows and other factors. If these estimates or the related assumptions change in the future, we may be required to record an impairment loss for these assets. Such an impairment loss would be recognized as a non-cash component of operating income. See Note 8, “Property and Equipment.”
Goodwill and Other Intangible Assets: Goodwill represents the future economic benefits of a business combination measured as the excess of the purchase price over the fair value of net assets acquired and has been allocated to our reporting units. Goodwill is tested annually, or more frequently if indicators of impairment exist. For the quantitative goodwill impairment test, an income approach, in which a discounted cash flow (“DCF”) model is utilized, and a market-based approach using guideline public company multiples of earnings before interest, taxes, depreciation, and amortization (“EBITDA”) from the Company’s peer group are utilized in order to estimate the fair market value of the Company’s reporting units. In determining the carrying amount of each reporting unit that utilizes real estate assets subject to our Triple Net Leases, if and as applicable, (i) the Company allocates each reporting unit their pro-rata portion of the right-of-use (“ROU”) assets, lease liabilities, and/or financing obligations, and (ii) pushes down the carrying amount of the property and equipment subject to such leases. The Company compares the fair value of its reporting units to the carrying amounts. If the carrying amount of the reporting unit exceeds the fair value, an impairment is recorded equal to the amount of the excess (not to exceed the amount of goodwill allocated to the reporting unit).
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
Our annual goodwill and other indefinite-lived intangible assets impairment test is performed on October 1st of each year. Once an impairment of goodwill or other intangible asset has been recorded, it cannot be reversed. Other intangible assets that have a definite-life are amortized on a straight-line basis over their estimated useful lives or related service contract. The Company reviews the carrying amount of its amortizing intangible assets for possible impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. If the carrying amount of the amortizing intangible assets exceed their fair value, an impairment is recognized. See Note 9, “Goodwill and Other Intangible Assets.”
Equity Securities: The Company’s equity securities (including warrants) are measured at fair value each reporting period with unrealized holding gains and losses included in current period earnings. During the year ended December 31, 2020, the Company recognized a holding gain of $106.7 million related to equity securities, which is included in “Other,” as reported in “Other income (expenses)” within our Consolidated Statements of Operations and Comprehensive Income (Loss).
Convertible Debt: Under ASC 470-20, “Debt with Conversion and Other Options” (“ASC 470-20”), an entity must separately account for the liability and equity components of convertible debt instruments that may be settled entirely or partially in cash upon conversion in a manner that reflects the issuer’s economic interest. The effect of ASC 470-20 on the accounting for our Convertible Notes is that the equity component is required to be included in “Additional paid-in capital” within our Consolidated Balance Sheets at the issuance date and the value of the equity component is treated as a debt discount. See Note 11, “Long-term Debt,” for more information.
Financing Obligations: Subsequent to the adoption of ASC 842, “Leases” (“ASC 842”) on January 1, 2019, certain of the components contained within our Master Leases (primarily buildings) are accounted for as financing obligations, rather than leases. Prior to the adoption of ASC 842, our Master Leases, in their entirety, were accounted for as financing obligations.

On November 1, 2013, the Company spun-off its real estate assets into GLPI (the “Spin-Off”) and entered into the Penn Master Lease. This transaction did not meet all of the requirements for sale-leaseback accounting treatment under ASC 840, “Leases,” (“ASC 840”); specifically, the Penn Master Lease contains provisions that indicate the Company has prohibited forms of continuing involvement in the leased assets, which are not a normal leaseback. Accordingly, at lease inception, we calculated a financing obligation based on the future minimum lease payments discounted at our estimated incremental borrowing rate at lease inception over the lease term of 35 years, which was determined to be 9.7%. The lease term included renewal options that were reasonably assured of being exercised and the funded construction of certain leased assets in development at the commencement of the Penn Master Lease.
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
Subsequent to the adoption of ASC 842, minimum lease payments under our Master Lease are allocated between components that continue to be financing obligations (primarily buildings) and operating lease components (primarily land). Minimum lease payments related to financing obligations are recorded to interest expense and, in part, as repayments of principal reducing the associated financing obligations. Contingent payments are recorded as interest expense as incurred. The real estate assets subject to the Master Leases and which are accounted for as failed sales, are included in “Property and equipment, net” within the Company’s Consolidated Balance Sheets and are depreciated over the shorter of their remaining useful lives or lease term. Principal payments associated with financing obligations are presented as financing cash outflows and interest payments associated with financing obligations are presented as operating cash outflows within our Consolidated Statements of Cash Flows. For more information, see Note 8, “Property and Equipment,” and Note 12, “Leases”.
On October 1, 2020, we sold the land underlying our Morgantown development project to GLPI in exchange for rent credits of $30.0 million. Contemporaneous with the sale, the Company entered into a triple net lease with GLPI for the land underlying Morgantown (as defined and discussed in Note 12, “Leases.”). The sale-leaseback transaction did not meet the requirements for sale accounting as control of the underlying asset as defined in accordance with ASC 842 remains with the Company. Accordingly, at lease inception, we calculated a financing obligation based on the future minimum lease payments discounted at our estimated incremental borrowing rate over the lease term of 50 years, which was determined to be 11.4%. The lease term included renewal options that were reasonably assured of being exercised.

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
Upon adoption of ASC 842, we elected the following policies: (a) to account for lease and non-lease components as a single component for all classes of underlying assets and (b) to not recognize short-term leases (i.e., leases that are less than 12 months and do not contain purchase options) within the Consolidated Balance Sheets, with the expense related to these short-term leases recorded in total operating expenses within the Consolidated Statements of Operations and Comprehensive Income (Loss).
The Company has leasing arrangements that contain both lease and non-lease components. We account for both the lease and non-lease components as a single component for all classes of underlying assets. In determining the present value of lease payments at lease commencement date, the Company utilizes its incremental borrowing rate based on the information available, unless the rate implicit in the lease is readily determinable. The liability for operating and finance leases is based on the present value of future lease payments. Operating lease expenses are recorded as rent expense, which is included within general and administrative expense, within the Consolidated Statements of Operations and Comprehensive Income (Loss) and presented as operating cash outflows within the Consolidated Statements of Cash Flows. Finance lease expenses are recorded as depreciation expense, which is included within depreciation and amortization expense within the Consolidated Statements of Operations and Comprehensive Income (Loss) and interest expense over the lease term. Principal payments associated with finance leases are presented as financing cash outflows and interest payments associated with finance leases are presented as operating cash outflows within our Consolidated Statements of Cash Flows.
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
Contingent Purchase Price: The consideration for the Company’s acquisitions may include future payments that are contingent upon the occurrence of a particular event. We record an obligation for such contingent payments at fair value as of the acquisition date. We revalue our contingent purchase price obligations each reporting period. Changes in the fair value of the contingent purchase price obligation can result from changes to one or multiple inputs, including adjustments to the discount rate and changes in the assumed probabilities of successful achievement of certain financial targets. The changes in the fair value of contingent purchase price are recognized within our Consolidated Statements of Operations and Comprehensive Income (Loss) as a component of “General and administrative” expense.
Income Taxes: Under ASC 740, “Income Taxes” (“ASC 740”), deferred tax assets and liabilities are determined based on the differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities and are measured at the prevailing enacted tax rates that will be in effect when these differences are settled or realized. ASC 740 also requires that deferred tax assets be reduced by a valuation allowance if it is more-likely-than-not (a greater than 50% probability) that some portion or all of the deferred tax assets will not be realized.

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

ASC 740 also creates a single model to address uncertainty in tax positions and clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in an enterprise’s financial statements. It also provides guidance on de-recognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. See Note 14, “Income Taxes.”

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
Gaming revenue contracts involve two performance obligations for those customers earning points under our mychoice program and a single performance obligation for customers that do not participate in the mychoice program. The Company applies a practical expedient by accounting for its gaming contracts on a portfolio basis as opposed to an individual wagering contract. For purposes of allocating the transaction price in a gaming contract between the wagering performance obligation and the obligation associated with the loyalty points earned, we allocate an amount to the loyalty point contract liability based on the standalone selling price (“SSP”) of the points earned, which is determined by the value of a point that can be redeemed for slot play and complimentaries such as, food and beverage at our restaurants, lodging at our hotels and products offered at our retail stores, less estimated breakage. The allocated revenue for gaming wagers is recognized when the wagering occurs as all such wagers settle immediately. The liability associated with the loyalty points is deferred and recognized as revenue when the customer redeems the loyalty points for slot play and complimentaries and such goods and services are delivered to the customer.
Food and beverage, hotel and retail services have been determined to be separate, standalone performance obligations and the transaction price for such contracts is recorded as revenue as the good or service is transferred to the customer over their stay at the hotel or when the delivery is made for the food and beverage or retail product. Cancellation fees for hotel and meeting space services are recognized upon cancellation by the customer and are included in food, beverage, hotel and other revenue within our Consolidated Statements of Operations and Comprehensive Income (Loss).

Racing revenue contracts, inclusive of our (i) host racing facilities, (ii) import arrangements that permit us to simulcast in live racing events occurring at other racetracks, and (iii) export arrangements that permit our live racing events to be simulcast at other racetracks, provide access to and the processing of wagers into the pari-mutuel pool. The Company has concluded it is not the controlling entity to the arrangement, but rather functions as an agent to the pari-mutuel pool. Commissions earned from the pari-mutuel pool less contractual fees and obligations are recognized on a net basis, which is included within food, beverage, hotel and other revenues within our Consolidated Statements of Operations and Comprehensive Income (Loss).

Management services have been determined to be separate, standalone performance obligations and the transaction price for such contracts was recorded as services were performed. The Company recorded revenues on a monthly basis calculated by applying the contractual rate called for in the contracts.
In addition to sports betting and iGaming revenues, Penn Interactive generates in-app purchase and advertising revenues from free-to-play social casino games, which can be downloaded to mobile phones and tablets from digital storefronts. Players can purchase virtual playing credits within our social casino games, which allows for increased playing opportunities and functionality. Penn Interactive records deferred revenue from the sale of virtual playing credits and recognizes this revenue over the average redemption period of the credits, which is approximately three days. Advertising revenues are recognized in the period when the advertising impression, click or install delivery occurs.

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

	For the year ended December 31,
(in millions)	2020	2019	2018
Food and beverage	$123.6	$261.4	$137.2
Hotel	79.6	159.6	60.8
Other	6.7	17.6	8.1
Total complimentaries associated with gaming contracts	$209.9	$438.6	$206.1
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
Our mychoice program allows members to utilize their reward membership cards to earn loyalty points that are redeemable for slot play and complimentaries, such as food and beverage at our restaurants, lodging at our hotels and products offered at our retail stores across the vast majority of our properties. In addition, members of the mychoice program earn credit toward tier status, which entitles them to receive certain other benefits, such as gifts. The obligation associated with our mychoice program, which is included in “Accrued expenses and other current liabilities” within our Consolidated Balance Sheets, was $35.8 million and $36.2 million as of December 31, 2020 and 2019, respectively, and consisted principally of the obligation associated with the loyalty points. Our loyalty point obligations are generally settled within six months of issuance; however, as a result of the COVID-19 pandemic and resulting temporary closures, loyalty point obligations may take longer to settle. Changes between the opening and closing balances primarily relate to the timing of our customers’ election to redeem loyalty points as well as the timing of when our customers receive their earned tier status benefits.
The Company’s advance payments on goods and services yet to be provided and for unpaid wagers primarily consist of the following: (i) deposits on rooms and convention space, (ii) money deposited on behalf of a customer in advance of their property visit (referred to as “safekeeping” or “front money”), (iii) outstanding tickets generated by slot machine play or pari-mutuel wagering, (iv) outstanding chip liabilities, (v) unclaimed jackpots, and (vi) gift cards redeemable at our properties. Unpaid wagers primarily relate to the Company’s obligation to settle outstanding slot tickets, pari-mutuel racing tickets and gaming chips with customers and generally represent obligations stemming from prior wagering events, of which revenue was previously recognized. The Company’s advance payments on goods and services yet to be provided and for unpaid wagers were $47.1 million and $42.2 million as of December 31, 2020 and 2019, respectively, of which $0.5 million and $0.6 million were classified as long-term in both periods. The current portion and long-term portion of our advance payments on goods and services yet to be provided and for unpaid wagers are included in “Accrued expenses and other current liabilities” and “Other long-term liabilities” within our Consolidated Balance Sheets, respectively.
Penn Interactive enters into multi-year agreements with sports betting operators for online sports betting and related iGaming market access across our portfolio of properties, from which we received cash and equity securities, including ordinary shares and warrants, specific to two operator agreements. During the fourth quarter of 2019, certain of the operations contemplated by these agreements commenced, resulting in the recognition of $5.6 million and $0.6 million of revenue (most of which was previously deferred) during the year ended December 31, 2020 and 2019, respectively. Deferred revenue associated with third-party sports betting operators for online sports betting and related iGaming market access, which is included in “Other long-term liabilities” within our Consolidated Balance Sheets was $52.7 million and $43.6 million as of December 31, 2020 and 2019, respectively.
Gaming and Racing Taxes: We are subject to gaming and pari-mutuel taxes based on gross gaming revenue and pari-mutuel revenue in the jurisdictions in which we operate. The Company primarily recognizes gaming and pari-mutuel tax expense based on the statutorily required percentage of revenue that is required to be paid to state and local jurisdictions in the states where or in which wagering occurs. For the years ended December 31, 2020, 2019 and 2018, these expenses, which were recorded primarily in gaming expense within the Consolidated Statements of Operations and Comprehensive Income (Loss), were $1,098.9 million, $1,590.0 million, and $1,102.3 million, respectively.
Stock-Based Compensation: The cost of employee services received in exchange for an award of equity instruments is based on the grant-date fair value of the award and the expense is recognized ratably over the requisite service period. The Company accounts for forfeitures in the period in which they occur based on actual amounts. The fair value of stock options is estimated at the grant date using the Black-Scholes option-pricing model, which requires us to make assumptions, including the expected term, which is based on the contractual term of the stock option and historical exercise data of the Company’s employees; the risk-free interest rate, which is based on the U.S. Treasury spot rate with a term equal to the expected term assumed at the grant date; the expected volatility, which is estimated based on the historical volatility of the Company’s stock price over the expected term assumed at the grant date; and the expected dividend yield, which is zero since we have not historically paid dividends. See Note 16, “Stock-based Compensation.”
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
Holders of the Company’s Series D Preferred Stock (as defined in Note 7, “Investments in and Advances to Unconsolidated Affiliates”) are entitled to participate equally and ratably in all dividends and distributions paid to holders of Penn Common Stock irrespective of any vesting requirement. Accordingly, the Series D Preferred Stock shares are considered a participating security and the Company is required to apply the two-class method to consider the impact of the preferred shares on the calculation of basic and diluted EPS. The holders of the Company’s Series D Preferred Stock are not obligated to absorb losses; therefore, in reporting periods where the Company is in a net loss position, it does not apply the two-class method. In reporting periods where the Company is in a net income position, the two-class method is applied by allocating all earnings during the period to common shares and preferred shares. See Note 17, “Earnings (Loss) per Share,” for more information.

Application of Business Combination Accounting: We utilize the acquisition method of accounting in accordance with ASC 805, “Business Combinations,” which requires us to allocate the purchase price to tangible and identifiable intangible assets based on their fair values. The excess of the purchase price over the fair value ascribed to tangible and identifiable intangible assets is recorded as goodwill. If the fair value ascribed to tangible and identifiable intangible assets changes during the measurement period (due to additional information being available and related Company analysis), the measurement period adjustment is recognized in the reporting period in which the adjustment amount is determined and offset against goodwill. The measurement period for our acquisitions are no more than one year in duration. See Note 6, “Acquisitions and Dispositions.”
Voting Interest Entities and Variable Interest Entities: The Company consolidates all subsidiaries or other entities in which it has a controlling financial interest. The consolidation guidance requires an analysis to determine if an entity should be evaluated for consolidation using the VOE model or the VIE model. Under the VOE model, controlling financial interest is generally defined as a majority ownership of voting rights. Under the VIE model, controlling financial interest is defined as (i) the power to direct activities that most significantly impact the economic performance of the entity and (ii) the obligation to absorb losses of or the right to receive benefits from the entity that could potentially be significant to the entity. For those entities that qualify as a VIE, the primary beneficiary is generally defined as the party who has a controlling financial interest in the VIE. The Company consolidates the financial position and results of operations of every VOE in which it has a controlling financial interest and VIEs in which it is considered to be the primary beneficiary. See Note 7, “Investments in and Advances to Unconsolidated Affiliates.”

Note 3—New Accounting Pronouncements
Accounting Pronouncements Implemented in 2020
In June 2016, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurements of Credit Losses on Financial Instruments” (“ASU 2016-13”), which sets forth a “current expected credit loss” (referred to as “CECL”) model which requires the Company to measure all expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions, and reasonable supportable forecasts. This replaces the existing incurred loss model and is applicable to the measurement of credit losses on financial assets measured at amortized cost and applies to some off-balance sheet credit exposures. We adopted ASU 2016-13 during the first quarter of 2020 using a modified retrospective approach, which resulted in a cumulative-effect adjustment to retained earnings of $0.6 million as of January 1, 2020.
In August 2018, the FASB issued ASU No. 2018-15, “Customer’s Accounting for Implementation Cost Incurred in a Cloud Computing Arrangement That Is a Service Contract” (“ASU 2018-15”). Under the new guidance, customers apply the same criteria for capitalizing implementation costs as they would for an arrangement that has a software license. This will result in certain implementation costs being capitalized; the associated amortization charge will, however, be recorded as an operating expense. Under the previous guidance, costs incurred when implementing a cloud computing arrangement deemed to be a service contract were recorded as an operating expense when incurred. We adopted ASU 2018-15 during the first quarter of 2020 using a prospective approach, which did not have a material impact on our Consolidated Financial Statements.
In December 2019, the FASB issued ASU No. 2019-12, “Simplifying the Accounting for Income Taxes” (“ASU 2019-12”), which intends to simplify the guidance by removing certain exceptions to the general principles and clarifying or amending existing guidance. ASU 2019-12 is effective for fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. We elected to early adopt ASU 2019-12 during the third quarter of 2020 on a prospective basis, which did not have a material impact on our Consolidated Financial Statements.
In January 2020, the FASB issued ASU No. 2020-01, “Investments - Equity Securities (Topic 321), Investments - Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815) - Clarifying the Interactions between Topic 321, Topic 323, and Topic 815” (“ASU 2020-01”), which made targeted improvements to accounting for financial instruments, including providing an entity the ability to measure certain equity securities without a readily determinable fair value at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. Among other topics, ASU 2020-01 clarifies that an entity should consider observable transactions that require it to either apply or discontinue the equity method of accounting. ASU 2020-01 is effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years with early adoption permitted. The Company's early adoption of ASU 2020-01 did not have a material impact on our Consolidated Financial Statements.
In October 2020, the FASB issued ASU No. 2020-10, “Codification Improvements,” (“ASU 2020-10”) which updates various codification topics by clarifying or improving disclosure requirements to align with the SEC’s regulations. ASU 2020-10 is effective for fiscal years beginning after December 15, 2020 with early adoption permitted. The Company's early adoption of ASU 2020-10 did not have a material impact on our Consolidated Financial Statements.
Accounting Pronouncements to be Implemented
In March 2020, the FASB issued ASU No. 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting” (“ASU 2020-04”). ASU 2020-04 provides optional expedient and exceptions for applying generally accepted accounting principles to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. In response to the concerns about structural risks of interbank offered rates and, particularly, the risk of cessation of the London Interbank Offered Rate (referred to as “LIBOR”), regulators in several jurisdictions around the world have undertaken reference rate reform initiatives to identify alternative reference rates that are more observable or transaction-based and less susceptible to manipulation. ASU 2020-04 also provides companies with optional guidance to ease the potential accounting burden associated with transitioning away from reference rates that are expected to be discontinued. ASU 2020-04 can be adopted no later than December 1, 2022 with early adoption permitted. The interest rates associated with the Company’s borrowings under its Senior Secured Credit Facilities (as defined in Note 11, “Long-term Debt”) are tied to LIBOR. The Company is currently evaluating the impact of the adoption of ASU 2020-04 on our Consolidated Financial Statements.
In August 2020, The FASB issued ASU No. 2020-06, “Debt—Debt with Conversion and Other Options (Topic 470) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Topic 814): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (“ASU 2020-06”). ASU 2020-06 eliminates the number of accounting models used to account for convertible debt instruments and convertible preferred stock. The update also amends the disclosure requirements for convertible instruments and EPS in effort to increase financial reporting transparency. ASU 2020-06 will be effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the impact of the adoption of ASU 2020-06 on our Consolidated Financial Statements.
A variety of proposed or otherwise potential accounting standards are currently being studied by standard-setting organizations and certain regulatory agencies. Because of the tentative and preliminary nature of such proposed standards, we have not yet determined the effect, if any, that the implementation of such proposed standards would have on our Consolidated Financial Statements.

Note 4—Hurricane Laura

On August 27, 2020, Hurricane Laura made landfall in Lake Charles, Louisiana, which caused significant damage to our L’Auberge Lake Charles property and closure of the property for approximately two weeks. The Company maintains insurance, subject to certain deductibles and coinsurance, for the repair or replacement of assets that suffered loss and provides coverage for interruption to our business, including lost profits.
As of December 31, 2020, the Company recorded a receivable of $23.0 million relating to our estimate of repairs and maintenance costs which have been incurred as well as identified property and equipment which have been written off for which we deem the recovery of such costs from our insurers to be probable. The insurance recovery receivable is included in “Receivables” within the Consolidated Balance Sheets. As we deem it is probable that the proceeds to be recovered from our insurers exceeds the total of our insurance recovery recorded and our insurers’ deductible and coinsurance, we did not record any loss associated with the impact of this natural disaster.
Additionally as of December 31, 2020, we continue to be in the process of performing our due diligence in an effort to quantify the claim amount under the policy that will be submitted to the insurers. During the fourth quarter we received $47.5 million of insurance proceeds from our insurers representing upfront payments related to our anticipated policy claim. Timing differences are likely to exist between the recognition of (i) impairment losses and capital expenditures made to repair or restore the assets and (ii) the receipt of insurance proceeds within the Consolidated Financial Statements.
We will record proceeds in excess of the recognized losses and lost profits under our business interruption insurance as a gain contingency in accordance with ASC 450, “Contingencies,” which we expect to recognize at the time of final settlement or when nonrefundable cash advances are made in a period subsequent to December 31, 2020.

The following table summarizes the financial impact of Hurricane Laura related matters:

(in millions)	For the year ended December 31, 2020
Insurance Proceeds	$47.5
Deductible	$15.0
Coinsurance	$2.5
Clean-up and Restoration Costs	$47.1
Fixed Asset Write-off	$23.2
Inventory Write-off	$0.2
Insurance Receivable	$23.0

Note 5—Revenue Disaggregation
We generate revenues at our owned, managed or operated properties principally by providing the following types of services: (i) gaming, including iGaming and online sportsbook; (ii) food and beverage; (iii) hotel; (iv) reimbursable management costs; and (v) other. Other revenues are principally comprised of ancillary gaming-related activities, such as commissions received on ATM transactions, racing, and Penn Interactive’s social gaming. In addition, we assess our revenues based on geographic location of the related properties, which is consistent with our reportable segments (see Note 18, “Segment Information,” for further information). Our revenue disaggregation by type of revenue and geographic location was as follows:

	For the year ended December 31, 2020
(in millions)	Northeast	South	West	Midwest	Other	Intersegment Eliminations (1)	Total
Revenues:
Gaming	$1,495.1	$684.0	$194.2	$615.2	$62.7	$(0.1)	$3,051.1
Food and beverage	68.9	76.9	46.0	32.0	0.6	—	224.4
Hotel	17.4	64.3	46.4	18.7	—	—	146.8
Other	57.9	24.4	15.9	15.5	61.7	(19.0)	156.4
Total revenues	$1,639.3	$849.6	$302.5	$681.4	$125.0	$(19.1)	$3,578.7

	For the year ended December 31, 2019
(in millions)	Northeast	South	West	Midwest	Other	Intersegment Eliminations (1)	Total
Revenues:
Gaming	$2,117.1	$831.1	$374.3	$938.1	$8.8	$(0.7)	$4,268.7
Food and beverage	155.1	154.1	116.7	84.7	1.4	—	512.0
Hotel	43.5	98.2	125.9	43.4	—	—	311.0
Other	84.2	35.5	25.6	28.3	37.3	(1.2)	209.7
Total revenues	$2,399.9	$1,118.9	$642.5	$1,094.5	$47.5	$(1.9)	$5,301.4

	For the year ended December 31, 2018
(in millions)	Northeast	South	West	Midwest	Other	Total
Revenues:
Gaming	$1,644.2	$302.9	$228.0	$719.8	$—	$2,894.9
Food and beverage	109.6	56.6	89.6	57.9	1.1	314.8
Hotel	23.2	23.3	90.8	26.3	—	163.6
Reimbursable management costs	46.8	—	10.5	—	—	57.3
Other	67.7	11.6	19.0	19.7	39.3	157.3
Total revenues	$1,891.5	$394.4	$437.9	$823.7	$40.4	$3,587.9
(1)     Represents the elimination of intersegment revenues associated with our Barstool-branded and internally-branded retail sportsbooks, which are operated by Penn Interactive, and our live and televised poker tournament series that operates under the trade name, Heartland Poker Tour (“HPT”).

Note 6—Acquisitions and Dispositions
Greektown Casino-Hotel
On May 23, 2019, the Company acquired all of the membership interests of Greektown Holdings, L.L.C., for a net purchase price of $320.3 million, after working capital and other adjustments, pursuant to a transaction agreement among the Company, VICI Properties L.P., a wholly-owned subsidiary of VICI, and Greektown Mothership LLC. In connection with the acquisition, the real estate assets relating to Greektown were acquired by a subsidiary of VICI for an aggregate sales price of $700.0 million and the Company entered into the Greektown Lease, which has an initial annual rent of $55.6 million and an initial term of 15 years, with four five-year renewal options. The acquisition of the operations was financed through a combination of cash on hand and incremental borrowings under the Company’s Revolving Credit Facility (as defined in Note 11, “Long-term Debt”).
During the first quarter of 2020, the Company finalized the allocation of the purchase price to the tangible and identifiable intangible assets acquired and liabilities assumed which resulted in no measurement period adjustments for the year ended December 31, 2020. The fair value is as follows:

(in millions)	Fair value
Cash and cash equivalents	$31.1
Receivables, prepaid expenses, and other current assets	14.5
Property and equipment	28.4
Goodwill (1)	67.4
Other intangible assets
Gaming license	166.4
Trademark	24.4
Customer relationships	3.3
Operating lease right-of-use assets	516.1
Finance lease right-of-use assets	4.1
Other assets	—
Total assets	$855.7

Accounts payable, accrued expenses and other current liabilities	$15.2
Operating lease liabilities	516.1
Finance lease liabilities	4.1
Total liabilities	535.4
Net assets acquired	$320.3
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
The following table includes the financial results of Greektown from the acquisition date through December 31, 2019, which is included within our Consolidated Statements of Operations and Comprehensive Income (Loss) for the year ended December 31, 2019:

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
Pursuant to the MIPA, HoldCo sold its interests in its sole direct subsidiary and owner of the Margaritaville operating assets, to the Company. In connection with the acquisition, the real estate assets used in the operations of Margaritaville were acquired by VICI for $261.1 million and the Company entered into the Margaritaville Lease, which has an initial annual rent of $23.2 million and an initial term of 15 years, with four five-year renewal options. The acquisition of the operations was financed through incremental borrowings under the Company’s Revolving Credit Facility.
During the fourth quarter of 2019, the Company finalized the allocation of the purchase price to the tangible and identifiable intangible assets acquired and liabilities assumed, with the excess recorded as goodwill as follows:

(in millions)	Fair value
Cash and cash equivalents	$10.7
Receivables, prepaid expenses, and other current assets	7.0
Property and equipment	20.7
Goodwill (1)	44.2
Other intangible assets
Gaming license	48.1
Customer relationships	2.3
Operating lease right-of-use assets	196.2
Total assets	$329.2

Accounts payable, accrued expenses and other current liabilities	$10.1
Operating lease liabilities	196.2
Total liabilities	206.3
Net assets acquired	$122.9
(1)The goodwill has been assigned to our South segment. The entire $44.2 million goodwill amount is deductible for tax purposes.
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
The following table includes the financial results of Margaritaville from the acquisition date through December 31, 2019, which is included within our Consolidated Statements of Operations and Comprehensive Income (Loss) for the year ended December 31, 2019:

(in millions)	For the year ended December 31, 2019
Revenues	$157.6
Net income	$13.7
Pinnacle Acquisition
On October 15, 2018, the Company acquired all of the outstanding shares of Pinnacle, for a total purchase price of $2,816.2 million, which consisted of (i) a cash payment of $20.00 per share of Pinnacle common stock, totaling $1,252.2 million; (ii) issuance of Penn National common stock in the amount of $749.7 million; and (iii) the retirement of $814.3 million of Pinnacle debt obligations. In conjunction with the Pinnacle Acquisition, the Company divested the membership interests of certain Pinnacle subsidiaries, which operated the casinos known as Ameristar St. Charles, Ameristar Kansas City, Belterra Resort and Belterra Park (referred to collectively as the “Divested Properties”), to Boyd Gaming Corporation (NYSE: BYD). Additionally, as a part of the transaction, GLPI acquired the real estate assets associated with Plainridge Park Casino, and concurrently leased back such assets to the Company. In connection with the sale of the Divested Properties and the Plainridge Park Casino Sale-Leaseback, the Pinnacle Master Lease, which was assumed by the Company concurrent with the closing of the Pinnacle Acquisition, was amended. The Pinnacle Acquisition added 12 gaming properties to our holdings and provided us with greater operational scale and geographic diversity. For more information on the Pinnacle Master Lease and related amendment, see Note 12, “Leases.”

During the third quarter of 2019, the Company finalized the allocation of the purchase price to the tangible and identifiable intangible assets acquired and liabilities assumed, with the excess recorded as goodwill as follows:

(in millions)	Fair value
Cash and restricted cash	$124.2
Assets held for sale	667.5
Other current assets	81.1
Property and equipment - non-Pinnacle Master Lease	318.6
Property and equipment - Pinnacle Master Lease (1)	3,954.9
Goodwill (2)	238.2
Other intangible assets
Gaming licenses	1,067.6
Trademarks	298.0
Customer relationships	22.4
Other long-term assets	38.9
Total assets	$6,811.4

Long-term financing obligation, including current portion (3)	$3,432.5
Current liabilities	206.1
Deferred income taxes	340.0
Other long-term liabilities	16.6
Total liabilities	3,995.2
Net assets acquired	$2,816.2
(1)Includes buildings, boats, vessels, barges, and implied land and land use rights. Land use rights represent the intangible value of the Company’s ability to utilize and access land associated with long term ground lease agreements that give the Company the exclusive rights to operate the casino gaming facilities associated with such agreements.
(2)See Note 9, “Goodwill and Other Intangible Assets,” for details on the impact to each reportable segment.
(3)Long-term financing obligation, including current portion represents the financing obligation associated with Pinnacle Master Lease, as amended.
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

	For the year ended December 31,
(in millions)	2019	2018
Revenues	$5,434.9	$5,552.2
Net income (loss)	$64.9	$101.9
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
In October 2016, the JIVDC obtained long-term secured financing, consisting of a revolving credit facility, a term loan B facility and a term loan C facility (the “Term Loan C Facility” and collectively with the revolving credit facility and the term loan B facility, the “Credit Facilities”) totaling approximately $460.0 million. The Company was the lender under the Term Loan C Facility in the amount of $98.0 million.
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

Tropicana Las Vegas
On April 16, 2020, we sold the real estate assets associated with our Tropicana property to GLPI in exchange for rent credits of $307.5 million that we began utilizing to pay rent under our existing Master Leases and the Meadows Lease in May 2020. Contemporaneous with the sale, the Company entered into the Tropicana Lease (as defined and discussed in Note 12, “Leases”). Pursuant to the purchase agreement, GLPI will conduct a sale process with respect to both the real estate assets and the operations of Tropicana for up to 24 months (the “Sale Period”), with the Company receiving (i) 75% of the proceeds above $307.5 million plus certain taxes, expenses and costs if an agreement for such sale is signed in the first 12 months of the Sale Period or (ii) 50% of the proceeds above $307.5 million plus certain taxes, expenses and costs if an agreement for such sale is signed in the remainder of the Sale Period.
We recognized a gain on this transaction of $29.8 million during the year ended December 31, 2020, which is included in “General and administrative” within our Consolidated Statements of Operations and Comprehensive Income (Loss).

Morgantown
On October 1, 2020, we sold the land underlying our Morgantown development project to GLPI in exchange for rent credits of $30.0 million. Contemporaneous with the sale, the Company entered into a triple net lease with GLPI for the land underlying Morgantown (as defined and discussed in Note 12, “Leases”).
As of December 31, 2020, we had utilized all of the rent credits pertaining to the Tropicana and Morgantown transactions which totaled $337.5 million (see Note 12, “Leases”).
Hollywood Casino Perryville
On December 15, 2020, the Company entered into a definitive agreement with GLPI to purchase the operations of Hollywood Casino Perryville for $31.1 million. The transaction is expected to close during the second or third quarter of 2021, subject to approval of the Maryland Lottery and Gaming Control Commission and other customary closing conditions. Simultaneous with the closing of the transaction, we would lease the real estate assets associated with Hollywood Casino Perryville from GLPI with initial annual rent of $7.8 million per year subject to escalation.

Note 7—Investments in and Advances to Unconsolidated Affiliates
As of December 31, 2020 and 2019, investments in and advances to unconsolidated affiliates primarily consisted of the Company’s approximate 36% interest in Barstool Sports; its 50% investment in Kansas Entertainment, the JV with NASCAR that owns Hollywood Casino at Kansas Speedway; its 50% interest in Freehold Raceway; and its 50% JV with MAXXAM, Inc. (“MAXXAM”) that owns and operates racetracks in Texas.
Investment in Barstool Sports
In February 2020, we closed on our investment in Barstool Sports pursuant to a stock purchase agreement with Barstool Sports and certain stockholders of Barstool Sports, in which we purchased 36% (inclusive of 1% on a delayed basis) of the common stock, par value $0.0001 per share, of Barstool Sports for a purchase price of $161.2 million. The purchase price primarily consisted of $135.0 million in cash and $23.1 million in shares of a new class of non-voting convertible preferred stock of the Company (as discussed below). Within the three years after the closing of the transaction or earlier at our election, we will increase our ownership in Barstool Sports to approximately 50% by purchasing approximately $62.0 million worth of additional shares of Barstool Sports common stock, consistent with the implied valuation at the time of the initial investment, which was $450.0 million. With respect to the remaining Barstool Sports shares, we have immediately exercisable call rights, and the existing Barstool Sports stockholders have put rights exercisable beginning three years after closing, all based on a fair market value calculation at the time of exercise (subject to a cap of $650.0 million and a floor of 2.25 times the annualized revenue of Barstool Sports, all subject to various adjustments).
On February 20, 2020, the Company issued 883 shares of Series D Preferred Stock, par value $0.01 per share (the “Series D Preferred Stock”) to certain individual stockholders affiliated with Barstool Sports. 1/1,000th of a share of Series D Preferred Stock is convertible into one share of Penn Common Stock. The Series D Preferred Stock will be entitled to participate equally and ratably in all dividends and distributions paid to holders of Penn Common Stock based on the number of shares of Penn Common Stock into which such Series D Preferred Stock could convert. Series D Preferred Stock is nonvoting stock. The Series D Preferred Stock issued to certain individual stockholders affiliated with Barstool Sports will be available for conversion into Penn Common Stock in tranches over the next four years as stipulated in the stock purchase agreement, with the first 20% tranche available for conversion into Penn Common Stock in the first quarter of 2021. As of December 31, 2020, none of the Series D Preferred Stock can be converted into Penn Common Stock.
As a part of the stock purchase agreement, we entered into a commercial agreement that provides us with access to Barstool Sports’ customer list and exclusive advertising on the Barstool Sports platform over the term of the agreement. The initial term of the commercial agreement is ten years and, unless earlier terminated and subject to certain exceptions, will automatically renew for three additional ten-year terms (a total of 40 years assuming all renewals are exercised). As of December 31, 2020 we have an amortizing intangible asset pertaining to the customer list of $1.6 million and a prepaid expense pertaining to the advertising in the amount of $16.5 million, of which $15.4 million is classified as long-term. The long-term portion of the prepaid advertising expense is included in “Other assets” within our Consolidated Balance Sheets.
As of December 31, 2020, our investment in Barstool Sports was $147.5 million, which is inclusive of $3.4 million of costs we incurred to close the transaction. We record our proportionate share of Barstool Sports’ net income or loss one quarter in arrears.
The Company determined that Barstool Sports qualified as a VIE as of December 31, 2020. The Company did not consolidate its investment in Barstool Sports as of and for the year ended December 31, 2020 as the Company determined that it did not qualify as the primary beneficiary of Barstool Sports either at the commencement date of its investment or for the subsequent period ended December 31, 2020, primarily as a result of the Company not having the power to direct the activities of the VIE that most significantly affect Barstool Sports’ economic performance.
Kansas Joint Venture
As of December 31, 2020 and 2019, our investment in Kansas Entertainment was $85.2 million and $90.8 million, respectively. During the years ended December 31, 2020, 2019 and 2018, the Company received distributions from Kansas Entertainment totaling $20.0 million, $29.0 million and $27.0 million, respectively, which the Company deemed to be returns on its investment based on the source of those cash flows from the normal business operations of Kansas Entertainment.
As of the years ended December 31, 2020 and 2019, we determined that Kansas Entertainment does not qualify as a VIE. Using the guidance for entities that are not VIEs, the Company determined that it did not have a controlling financial interest in the JV as of and for the years ended December 31, 2020 and 2019, primarily as it did not have the ability to direct the activities of the JV that most significantly impacted the JV’s economic performance without the input of NASCAR. Therefore, the Company did not consolidate its investment in the JV as of and for the years ended December 31, 2020 and 2019.
The following table provides summarized balance sheet and results of operations information related to Kansas Entertainment and our share of income from unconsolidated affiliates from our investment in Kansas Entertainment:

	December 31,
(in millions)	2020	2019
Current assets	$14.7	$21.5
Long-term assets	$151.4	$159.2
Current liabilities	$10.2	$13.5

	For the year ended December 31,
(in millions)	2020	2019	2018
Revenues	$104.2	$162.3	$159.0
Operating expenses	75.5	101.3	110.4
Operating income	28.7	61.0	48.6
Net income	$28.7	$61.0	$48.6

Net income attributable to Penn National	$14.4	$30.5	$24.3
Texas and New Jersey Joint Ventures
The Company has a 50% interest in a JV with MAXXAM, which owns and operates the Sam Houston Race Park in Houston, Texas and the Valley Race Park in Harlingen, Texas, and holds a license for a racetrack in Austin, Texas. During the first quarter of 2020, principally due to on-going negative operating results of these racetracks, we recorded an other-than-temporary impairment on our investment in the JV of $4.6 million, which is included in “Impairment losses” within our Consolidated Statements of Operations and Comprehensive Income (Loss). Sam Houston Race Park hosts thoroughbred and quarter-horse racing and offers daily simulcast operations, and Valley Race Park features dog racing and simulcasting. In addition, through a separate arrangement, the Company has a 50% interest in a JV with Greenwood, which owns and operates Freehold Raceway, in Freehold, New Jersey. The property features a half-mile standardbred racetrack and a grandstand.
As of December 31, 2020 and 2019, we determined that neither our Texas JV nor our New Jersey JV qualify as a VIE. Using the guidance for entities that are not VIEs, in both cases, the Company determined that it did not have a controlling financial interest in either of the JVs as of and for the years ended December 31, 2020 and 2019, primarily as it did not have the ability to direct the activities of either of the JVs that most significantly impacted the JVs’ economic performance without the input of MAXXAM or Greenwood, respectively. Therefore, the Company did not consolidate either of its investment in the JVs as of and for the years ended December 31, 2020 and 2019.

Note 8—Property and Equipment
Property and equipment, net, consisted of the following:

	December 31,
(in millions)	2020	2019
Property and equipment - Not Subject to Master Leases
Land and improvements (1)	$105.6	$353.2
Building, vessels and improvements (1)	205.4	420.4
Furniture, fixtures and equipment	1,620.4	1,598.3
Leasehold improvements	219.5	183.6
Construction in progress	89.8	59.3
	2,240.7	2,614.8
Less: Accumulated depreciation(1)	(1,559.0)	(1,548.3)
	681.7	1,066.5
Property and equipment - Subject to Master Leases
Land and improvements	1,523.2	1,525.9
Building, vessels and improvements	3,640.3	3,664.6
	5,163.5	5,190.5
Less: Accumulated depreciation	(1,315.9)	(1,136.8)
	3,847.6	4,053.7
Property and equipment, net	$4,529.3	$5,120.2
(1)On April 16, 2020, we sold real estate assets associated with our Tropicana property to GLPI. See Note 6, Acquisitions and Dispositions.

Depreciation expense was as follows:

	For the year ended December 31,
(in millions)	2020	2019	2018
Depreciation expense (1)	$336.9	$381.6	$251.9
(1)Of such amounts, $156.1 million, $158.9 million, and $112.1 million, respectively, pertained to real estate assets subject to either of our Master Leases.
Hurricane Laura
In August 2020, Hurricane Laura made landfall in Lake Charles, Louisiana, which caused significant damage to our L’Auberge Lake Charles property. As a result, we wrote off property and equipment with a net book value of $23.2 million of which $2.1 million and $21.1 million was included in Property and equipment – Not subject to Master Lease, and Property and equipment – Subject to Master Leases, respectively.

Tropicana
During the year ended December 31, 2020, we recorded $7.3 million of impairment on the property and equipment associated with Tropicana, relating to the operating assets, which is included in “Impairment losses” within our Consolidated Statements of Operations and Comprehensive Income (Loss). The charge was the result of an impairment assessment performed after reviewing the projected results of this property over the remaining lease term contained within the Tropicana Lease.

Note 9—Goodwill and Other Intangible Assets
A reconciliation of goodwill and accumulated goodwill impairment losses, by reportable segment, is as follows:

(in millions)	Northeast	South	West	Midwest	Other	Total
Balance as of January 1, 2019
Goodwill, gross	$848.4	$185.2	$210.4	$1,110.1	$156.1	$2,510.2
Accumulated goodwill impairment losses	(707.6)	(34.6)	(16.6)	(435.3)	(87.7)	(1,281.8)
Goodwill, net	140.8	150.6	193.8	674.8	68.4	1,228.4
Goodwill acquired during year	67.4	44.2	—	—	—	111.6
Impairment losses during year	(10.3)	(17.4)	—	(60.3)	—	(88.0)
Other (1)	(1.5)	7.2	6.4	6.6	—	18.7
Balance as of December 31, 2019
Goodwill, gross	914.3	236.6	216.8	1,116.7	156.1	2,640.5
Accumulated goodwill impairment losses	(717.9)	(52.0)	(16.6)	(495.6)	(87.7)	(1,369.8)
Goodwill, net	196.4	184.6	200.2	621.1	68.4	1,270.7
Impairment losses during year	(43.5)	(9.0)	—	(60.5)	—	(113.0)
Other (2)	—	—	—	—	(0.6)	(0.6)
Balance as of December 31, 2020
Goodwill, gross	914.3	236.6	216.8	1,116.7	155.5	2,639.9
Accumulated goodwill impairment losses	(761.4)	(61.0)	(16.6)	(556.1)	(87.7)	(1,482.8)
Goodwill, net	$152.9	$175.6	$200.2	$560.6	$67.8	$1,157.1
(1)Amounts relate to adjustments made to the preliminary purchase price allocation of Pinnacle during the year ended December 31, 2019, prior to it being finalized.
(2)Amounts relate to the write-off of goodwill related to the land sale at Sanford Orlando Kennel Club which discontinued our racing operations. The write-off of this goodwill balance is included as a component of the gain calculation recorded on the sale.

2020 Annual and Interim Assessment for Impairment
During the first quarter of 2020, we identified an indicator of impairment on our goodwill and other intangible assets due to the COVID-19 pandemic. As a result of the COVID-19 pandemic, we revised our cash flow projections to reflect the current economic environment, including the uncertainty surrounding the nature, timing and extent of reopening our gaming properties. As a result of the interim assessment for impairment, during the first quarter of 2020, we recognized impairments on our goodwill, gaming licenses and trademarks of $113.0 million, $437.0 million and $61.5 million, respectively. The estimated fair values of the reporting units were determined through a combination of a discounted cash flow model and a market-based approach, which utilized Level 3 inputs. The estimated fair values of the gaming licenses and trademarks were determined by using discounted cash flow models, which utilized Level 3 inputs.
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
Upon reopening of our gaming facilities and throughout the fourth quarter of 2020 we undertook various initiatives to mitigate the impact of regulatory restrictions imposed as a result of the COVID-19 pandemic. We completed our annual assessment for impairment as of October 1, 2020, which did not result in any impairment charges to goodwill, gaming licenses and trademarks. The estimated fair values of the reporting units were determined through a combination of discounted cash flow models and a market-based approach, which utilized Level 3 inputs. The estimated fair values of the gaming licenses and trademarks were determined by using discounted cash flow models, which utilized Level 3 inputs.

2019 Annual Assessment for Impairment
As a result of our 2019 annual assessment for impairment, we recognized impairments on our goodwill, gaming licenses, and trademarks, of $88.0 million, $62.6 million, and $20.0 million, respectively. The impairments of goodwill were largely driven by increases in the carrying amount of certain of our reporting units as a result of decreases in the allocated amount of the financing obligation to such reporting units, which was driven by the adoption of ASC 842. The impairments of gaming licenses and trademarks were largely driven by reductions in the long-term projections for certain of our properties where competition has increased due to expansion of gaming legislation, primarily within the Northeast segment. The estimated fair values of the reporting units were determined through a combination of discounted cash flow models and a market-based approach, which utilized Level 3 inputs. The estimated fair values of the gaming licenses and trademarks were determined by using discounted cash flow models, which utilized Level 3 inputs.

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
The aforementioned impairments for the years ended December 31, 2020 and 2019 are included in “Impairment losses” within our Consolidated Statements of Operations and Comprehensive Income (Loss). See Note 19, “Fair Value Measurements,” for quantitative information about the significant unobservable inputs used in the fair value measurements of other intangible assets.
Carrying Values of Goodwill and Other Intangible Assets
As of October 1, 2020, the date of the most recent annual impairment test, seven reporting units had negative carrying amounts. The amount of goodwill at these reporting units was as follows (in millions):

Northeast segment
Hollywood Casino at Charles Town Races	$8.7
Hollywood Casino Toledo	$5.8
Plainridge Park Casino	$6.3
South segment
Ameristar Vicksburg	$19.5
Boomtown New Orleans	$5.2
West segment
Cactus Petes and Horseshu	$10.2
Midwest segment
Ameristar Council Bluffs	$36.2

The table below presents the gross carrying amount, accumulated amortization, and net carrying amount of each major class of other intangible assets:

	December 31, 2020			December 31, 2019
(in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Indefinite-lived intangible assets
Gaming licenses	$1,246.1	$—	$1,246.1	$1,681.9	$—	$1,681.9
Trademarks	240.9	—	240.9	302.4	—	302.4
Other	0.7	—	0.7	0.7	—	0.7
Amortizing intangible assets
Customer relationships	106.9	(85.2)	21.7	104.4	(69.0)	35.4
Other	39.6	(35.5)	4.1	36.1	(30.0)	6.1
Total other intangible assets	$1,634.2	$(120.7)	$1,513.5	$2,125.5	$(99.0)	$2,026.5
During the year ended December 31, 2020 we paid $1.3 million for online and retail sports betting licenses. During the year ended December 31, 2019, we paid $10.0 million for online and retail sports betting licenses in Pennsylvania. During the year ended December 31, 2018, we purchased two Category 4 gaming licenses to operate up to 750 slot machines and initially up to 30 table games, under each license, in York County, Pennsylvania for $50.1 million and in Berks County, Pennsylvania for $7.5 million, and iGaming and sports betting licenses in Pennsylvania for $20.0 million, all of which have been classified as indefinite-lived intangible assets.
Amortization expense related to our amortizing intangible assets was $21.7 million, $24.7 million, and $17.1 million for the years ended December 31, 2020, 2019 and 2018, respectively. The following table presents the estimated amortization expense based on our amortizing intangible assets as of December 31, 2020 (in millions):

Years ending December 31:
2021	$7.4
2022	5.5
2023	3.9
2024	3.7
2025	4.9
Thereafter	0.4
Total	$25.8

Note 10—Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following:

	December 31,
(in millions)	2020	2019
Accrued salaries and wages	$120.4	$142.1
Accrued gaming, pari-mutuel, property, and other taxes	75.0	103.3
Accrued interest	13.2	13.0
Other accrued expenses (1)	229.1	225.8
Other current liabilities (2)	137.4	147.1
Accrued expenses and other current liabilities	$575.1	$631.3
(1)Amounts as of December 31, 2020 and 2019 include $40.8 million and $38.3 million, respectively, pertaining to the Company’s accrued progressive jackpot liability. Additionally, amounts include the obligation associated with its mychoice program and the current portion of advance payments on goods and services yet to be provided and for unpaid wagers, which are discussed in Note 2, “Significant Accounting Policies.”
(2)Amounts as of December 31, 2020 and 2019 include $86.3 million and $80.1 million, respectively, pertaining to the Company’s non-qualified deferred compensation plan that covers management and other highly-compensated employees.

Note 11—Long-term Debt
Long-term debt, net of current maturities, was as follows:

	December 31,
(in millions)	2020	2019
Senior Secured Credit Facilities:
Revolving Credit Facility due 2023	$—	$140.0
Term Loan A Facility due 2023	636.9	672.3
Term Loan B-1 Facility due 2025	991.2	1,117.5
5.625% Notes due 2027	400.0	400.0
2.75% Convertible Notes due 2026	330.5	—
Other long-term obligations	73.0	89.2
	2,431.6	2,419.0
Less: Current maturities of long-term debt	(81.4)	(62.9)
Less: Debt discount	(86.2)	(2.4)
Less: Debt issuance costs	(32.8)	(31.5)
	$2,231.2	$2,322.2
The following is a schedule of future minimum repayments of long-term debt as of December 31, 2020 (in millions):

Year ending December 31:
2021	$81.4
2022	99.9
2023	543.1
2024	21.3
2025	946.8
Thereafter	739.1
Total minimum payments	$2,431.6
Senior Secured Credit Facilities
On January 19, 2017, the Company entered into an agreement to amend and restate its Amended 2013 Credit Agreement (the “Credit Agreement”), which provided for: (i) a five-year $700.0 million revolving credit facility (the “Revolving Credit Facility”); (ii) a five-year $300.0 million Term Loan A facility (the “Term Loan A Facility”); and (iii) a seven-year $500.0 million Term Loan B facility (the “Term Loan B Facility” and collectively with the Revolving Credit Facility and the Term Loan A Facility, the “Senior Secured Credit Facilities”).
On October 15, 2018, in connection with the Pinnacle Acquisition, we entered into an incremental joinder agreement (the “Incremental Joinder”), which amended the Credit Agreement (the “Amended 2017 Credit Agreement”). The Incremental Joinder provided for an additional $430.2 million of incremental loans having the same terms as the existing Term Loan A Facility, with the exception of extending the maturity date, and an additional $1,128.8 million of loans as a new tranche having new terms (the “Term Loan B-1 Facility”). The proceeds resulting from the Incremental Joinder were used; together with cash on hand and proceeds received from (i) newly-issued shares of the Company’s common stock, (ii) the sale of the Divested Properties, (iii) the Plainridge Park Casino Sale-Leaseback, and (iv) the sale of the real estate assets associated with Belterra Park; to (a) acquire all of the issued and outstanding equity interests of Pinnacle, (b) repay in full Pinnacle’s existing senior secured credit facilities at the time of the acquisition, (c) redeem, repurchase, defease or satisfy and discharge in full Pinnacle’s outstanding 5.625% senior notes due 2024, (d) repay in full the Company’s outstanding borrowings under its Term Loan B Facility at the time of the acquisition, and (e) pay fees, costs and expenses associated with the foregoing. With the exception of extending the maturity date, the Incremental Joinder did not impact the Revolving Credit Facility.
The final maturity dates for the Term Loan A Facility and Term Loan B-1 Facility are October 19, 2023 and October 15, 2025, respectively. The applicable margin for the Term Loan A Facility ranges from 1.25% to 3.00% per annum for LIBOR loans and 0.25% to 2.00% per annum for base rate loans, in each case depending on the Consolidated Total Net Leverage Ratio (as defined in the Amended 2017 Credit Agreement) as of the most recent fiscal quarter. The applicable margin for the Term Loan B-1 Facility is 2.25% per annum for LIBOR loans and 1.25% per annum for base rate loans. The Term Loan B-1 Facility is subject to a LIBOR “floor” of 0.75%. Prior to the Amended 2017 Credit Agreement and related extinguishment of the Term Loan B Facility, the applicable margin for the Term Loan B Facility was 2.50% per annum for LIBOR loans and 1.50% per annum for base rate loans. In addition, we pay a commitment fee on the unused portion of the commitments under the Revolving Credit Facility at a rate that ranges from 0.20% to 0.50% per annum, depending on the Consolidated Total Net Leverage Ratio as of the most recent fiscal quarter.

On April 14, 2020, the Company entered into a second amendment to its Credit Agreement with its various lenders (the “Second Amendment”) to provide for certain modifications. During the period beginning on April 14, 2020 and ending on the earlier of (x) the date that is two business days after the date on which the Company delivers a covenant relief period termination notice to the administrative agent and (y) the date on which the administrative agent receives a compliance certificate for the quarter ending March 31, 2021 (the “Covenant Relief Period”), the Company will not have to comply with any Maximum Leverage Ratio or Minimum Interest Coverage Ratio (as such terms are defined in the Amended 2017 Credit Agreement). During the Covenant Relief Period, the Company will be subject to a minimum liquidity covenant that requires cash and cash equivalents and availability under its Revolving Credit Facility to be (i) at least $400.0 million through April 30, 2020; (ii) $350.0 million during the period from May 1, 2020 through May 31, 2020; (iii) $300.0 million during the period from June 1, 2020 through June 30, 2020; and (iv) $225.0 million during the period from July 1, 2020 through March 31, 2021. We are required to maintain specified financial ratios and to satisfy certain financial tests when our covenant relief period terminates on March 31, 2021.
The Second Amendment also amended the financial covenants that are applicable after the Covenant Relief Period to permit the Company to (i) maintain a maximum consolidated total net leverage ratio of up to a ratio that varies by quarter, ranging between 5.50:1.00 and 4.50:1.00 in 2021 and 4.25:1.00 thereafter, tested quarterly on a pro forma trailing twelve month (“PF TTM”) basis; (ii) maintain a maximum senior secured net leverage ratio of up to a ratio that varies by quarter, ranging between 4.50:1.00 and 3.50:1.00 in 2021 and 3.00:1.00 thereafter, tested quarterly on a PF TTM basis; and (iii) maintain an interest coverage ratio of 2.50:1.00, tested quarterly on a PF TTM basis.
In addition, the Second Amendment (i) provides that, during the Covenant Relief Period, loans under the Revolving Credit Facility and the Term Loan A Facility shall bear interest at either a base rate or an adjusted LIBOR rate, in each case, plus an applicable margin, in the case of base rate loans, of 2.00%, and in the case of adjusted LIBOR rate loans, of 3.00%; (ii) provides that, during the Covenant Relief Period, the Company shall pay a commitment fee on the unused portion of the commitments under the Revolving Credit Facility at a rate of 0.50% per annum; (iii) provides for a 0.75% LIBOR floor applicable to all LIBOR loans under the Senior Secured Credit Facilities; (iv) carves out COVID-19 related effects from certain terms of the Senior Secured Credit Facilities during the Covenant Relief Period; and (v) makes certain other changes to the covenants and other provisions of the Credit Agreement.
As of December 31, 2020 and 2019, the Company had conditional obligations under letters of credit issued pursuant to the Senior Secured Credit Facilities with face amounts aggregating to $28.2 million and $30.0 million, respectively, resulting in $671.8 million and $530.0 million of available borrowing capacity under the Revolving Credit Facility, respectively.
During the fourth quarter of 2020, in connection with a prepayment of $115.0 million of outstanding borrowings on our Term Loan B-1 Facility, we recorded a $1.2 million loss on early extinguishment of debt, related to the write-off of debt issuance costs and debt discounts.
For the year ended December 31, 2018, in connection with the debt financing transactions relating to the Pinnacle Acquisition and principal repayments on the Term Loan B Facility, the Company recorded $5.5 million in refinancing costs and a $21.0 million loss on early extinguishment of debt, related to refinancing costs on the extinguishment of the Term Loan B Facility and the write-off of debt issuance costs and the discount on the Term Loan B Facility. The refinancing costs are included in “Other,” as reported in “Other income (expenses)” within our Consolidated Statements of Operations and Comprehensive Income (Loss).
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
The Convertible Notes are convertible into shares of the Company’s common stock at an initial conversion price of $23.40 per share, or 42.7350 shares, per $1,000 principal amount of notes, subject to adjustment if certain corporate events occur. However, in no event will the conversion exceed 55.5555 shares of common stock per $1,000 principal amount of notes. As of December 31, 2020, the maximum number of shares that could be issued to satisfy the conversion feature of the Convertible Notes is 18,360,815 and the amount by which the Convertible Notes if-converted value exceeded its principal amount was $1,255.3 million.
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

The Convertible Notes consisted of the following components:

(in millions)	December 31, 2020
Liability component:
Principal	$330.5
Unamortized debt discount	(84.4)
Unamortized debt issuance costs	(6.2)
Net carrying amount	$239.9

Carrying amount of equity component	$88.2

Interest expense, net
Interest expense, net, was as follows:

	For the year ended December 31,
(in millions)	2020	2019	2018
Interest expense	$(546.3)	$(535.9)	$(539.4)
Interest income	0.9	1.4	1.0
Capitalized interest	2.2	0.3	—
Interest expense, net	$(543.2)	$(534.2)	$(538.4)
Interest expense related to the Convertible Notes was as follows:

(in millions)	For the year ended December 31, 2020
Coupon interest	$5.7
Amortization of debt discount	7.3
Amortization of debt issuance costs	0.5
Convertible Notes interest expense	$13.5
The debt discount and the debt issuance costs attributable to the liability component are being amortized to interest expense over the term of the Convertible Notes at an effective interest rate of 9.23%. The remaining term of the Convertible Notes was 5.4 years as of December 31, 2020.
Covenants
Our Senior Secured Credit Facilities and 5.625% Notes require us, among other obligations, to maintain specified financial ratios and to satisfy certain financial tests. In addition, our Senior Secured Credit Facilities and 5.625% Notes restrict, among other things, our ability to incur additional indebtedness, incur guarantee obligations, amend debt instruments, pay dividends, create liens on assets, make investments, engage in mergers or consolidations, and otherwise restrict corporate activities. Our debt agreements also contain customary events of default, including cross-default provisions that require us to meet certain requirements under the Penn Master Lease and the Pinnacle Master Lease, each with GLPI. If we are unable to meet our financial covenants or in the event of a cross-default, it could trigger an acceleration of payment terms. As of December 31, 2020, the Company was in compliance with all required financial covenants. When our covenant relief period ends, the Company is subject to and expects to be in compliance with all required financial covenants including (i) Maximum Consolidated Total Net Leverage Ratio; (ii) Maximum Consolidated Senior Secured Net Leverage Ratio; and (iii) Minimum Interest Coverage Ratio (as discussed above) with the Company's submission of its compliance certificate for the quarter ending March 31, 2021.
Other Long-Term Obligations
Ohio Relocation Fees
As of December 31, 2020 and 2019, other long-term obligations included $60.9 million and $76.4 million, respectively, related to the relocation fees for Dayton and Mahoning Valley, which opened in August 2014 and September 2014, respectively. In June 2013, we finalized the terms of our memorandum of understanding with the State of Ohio, which included an agreement for us to pay a relocation fee in return for being able to relocate our existing racetracks in Toledo and Grove City to Dayton and Mahoning Valley, respectively. Upon opening Dayton and Mahoning Valley, each relocation fee was recorded at the present value of the contractual obligation, which was calculated as $75.0 million based on the 5.0% discount rate included in the agreement. Each relocation fee is payable as follows: $7.5 million upon opening and eighteen semi-annual payments of $4.8 million beginning one year after opening. This obligation is accreted to interest expense at an effective yield of 5.0%. The amount included in interest expense related to this obligation was $3.4 million, $4.1 million and $4.8 million for the years ended December 31, 2020, 2019 and 2018, respectively.
Event Center
As of December 31, 2020 and 2019, other long-term obligations included $12.0 million and $12.6 million, respectively, related to the repayment obligation of a hotel and event center located less than a mile away from Hollywood Casino

Lawrenceburg, which was constructed by the City of Lawrenceburg Department of Redevelopment. Effective in January 2015, by contractual agreement, we assumed a repayment obligation for the hotel and event center in the amount of $15.3 million, which was financed through a loan with the City of Lawrenceburg Department of Redevelopment, in exchange for conveyance of the property. Beginning in January 2016, the Company was obligated to make annual payments on the loan of $1.0 million for 20 years. This obligation is accreted to interest expense at its effective yield of 3.0%. The amount included in interest expense related to this obligation was $0.4 million for each of the years ended December 31, 2020, 2019 and 2018.
Note 12—Leases
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
Penn Master Lease
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
We did not incur an annual escalator on November 1, 2020 for the lease year ended October 31, 2020. The next annual escalator test date is scheduled to occur effective November 1, 2021. As a result of the annual escalator, effective as of November 1, 2019 and 2018, the fixed component of rent increased by $5.5 million and $5.4 million, for each respective year. As a result of the annual escalator effective November 1, 2019, an additional ROU asset and corresponding lease liability of $34.4 million were recognized associated with operating lease components and an additional ROU asset and corresponding lease liability of $3.1 million were recognized associated with finance lease components. Additionally, effective November 1, 2018, the Penn Percentage Rent reset resulted in an annual rent reduction of $11.3 million, which will be in effect until the next Penn Percentage Rent reset, occurring on November 1, 2023.
The acquisition of Greektown on May 23, 2019 activated a competition clause within the Penn Master Lease, which introduced a rent floor specific to Toledo. As a result, an additional ROU asset and corresponding lease liability of $151.2 million were recognized associated with operating lease components. Lease payments resulting from the rent floor associated with components determined to continue to be financing obligations are included in “Interest expense, net” within our Consolidated Statements of Operations and Comprehensive Income (Loss).
Monthly rent associated with Columbus and monthly rent in excess of the Toledo rent floor are variable and considered contingent rent. Expense related to operating lease components associated with Columbus and Toledo are included in “General and administrative” within our Consolidated Statements of Operations and Comprehensive Income (Loss) and the variable expense related to the financing obligation component is included in “Interest expense, net” within our Consolidated Statements of Operations and Comprehensive Income (Loss). The entire variable expense related to the year ended December 31, 2018 was included in “Interest expense, net” pursuant to the failed sale-leaseback accounting treatment under ASC 840. Total monthly variable expenses were as follows:

	For the year ended December 31,
(in millions)	2020	2019	2018
Variable expenses included in “General and administrative”	$12.9	$16.4	$—
Variable expenses included in “Interest expense, net”	11.8	16.1	48.9
Total variable expenses	$24.7	$32.5	$48.9

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
We did not incur an annual escalator on May 1, 2020 for the lease year ended April 30, 2020. As a result of the annual escalator, effective as of May 1, 2019 for the lease year ended April 30, 2019, the fixed component of rent increased by $1.0 million and an additional ROU asset and corresponding lease liability of $3.8 million were recognized associated with operating lease components of the Pinnacle Master Lease. The next annual escalator test date is scheduled to occur on May 1, 2021.
Effective May 1, 2020, the Pinnacle Percentage Rent resulted in an annual rent reduction of $5.0 million, which will be in effect until the next Pinnacle Percentage Rent reset, scheduled to occur on May 1, 2022. Upon reset of the Pinnacle Percentage Rent, effective May 1, 2020, we recognized an additional operating lease ROU asset and corresponding lease liability of $14.9 million.
Morgantown Lease
On October 1, 2020, the Company entered into a triple net lease with a subsidiary of GLPI for the land underlying our development project in Morgantown, Pennsylvania (“Morgantown Lease”) in exchange for $30.0 million in rent credits to be utilized to pay rent under the Master Leases, Meadows Lease, and the Morgantown Lease, as discussed in Note 6, “Acquisitions and Dispositions.”

The initial term of the Morgantown Lease is twenty years with six subsequent, five-year renewal periods, exercisable at the Company’s option. Annual rent under the Morgantown Lease will be $3.0 million and is subject to 1.50% fixed annual escalation in each of the first three years subsequent to the facility opening, and thereafter will be subject to an annual escalator consisting of either (i) 1.25% or (ii) zero depending upon the consumer price index being greater or less than 0.50%. All improvements made on the land, including the building currently being constructed, will be owned by the Company while the lease is in effect, however, on the expiration or termination of the Morgantown Lease, ownership of all tenant improvements on the land will transfer to GLPI. We determined the transaction to be a financing arrangement and upon execution of the Morgantown Lease, recorded a $30.0 million financing obligation which is included in “Long-term portion of financing obligations” within our Consolidated Balance Sheets. Lease payments are included in “Interest expense, net” within our Consolidated Statements of Operations and Comprehensive Income (Loss).

Operating Leases
In addition to the operating lease components contained within the Master Leases (primary land), the Company’s operating leases consist mainly of (i) individual triple net leases with GLPI for the real estate assets used in the operations of Tropicana Las Vegas (the “Tropicana Lease”) and Meadows Racetrack and Casino (the “Meadows Lease”), (ii) individual triple net leases with VICI for the real estate assets used in the operations of Margaritaville (the “Margaritaville Lease”) and Greektown (the “Greektown Lease” and collectively with the Master Leases operating lease components (primarily the land), the Meadows Lease, the Margaritaville Lease and the Tropicana Lease, the “Triple Net Operating Leases”), (iii) ground and levee leases to landlords which were not assumed by our REIT Landlords and remain an obligation of the Company, and (iv) building and equipment not subject to the Master Leases. Certain of our lease agreements include rental payments based on a percentage of sales over specified contractual amounts, rental payments adjusted periodically for inflation, and rental payments based on usage. The Company’s leases include options to extend the lease terms. The Company’s operating lease agreements do not contain any material residual value guarantees or material restrictive covenants.

Tropicana Lease
On April 16, 2020, we entered into the Tropicana Lease with a subsidiary of GLPI for the real estate assets used in the operations of Tropicana for nominal cash rent and will continue to operate the Tropicana for two years (subject to three one-

year extensions at GLPI’s option) or until the real estate assets and the operations of the Tropicana are earlier sold, as discussed in Note 6, “Acquisitions and Dispositions.” In the event that GLPI sells the real estate assets used in the operations of Tropicana, the Tropicana Lease will automatically terminate. Upon execution of the Tropicana Lease, we recorded an operating lease ROU asset of $61.6 million, which is included in “Lease right-of-use assets” within the Consolidated Balance Sheets.
Meadows Lease
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
We did not incur an annual escalator on October 1, 2020 for the lease year ended September 30, 2020. Effective October 1, 2019, as a result of the annual escalator for the lease year ended September 30, 2019, which was determined to be $0.8 million, an additional operating ROU asset and corresponding operating lease liability of $4.3 million were recognized.
Effective October 1, 2020, the Meadows Percentage Rent resulted in an annual rent reduction of $2.1 million, which will be in effect until the next Meadows Percentage Rent reset, scheduled to occur on October 1, 2022. Upon reset of the Meadows Percentage Rent, effective October 1, 2020, we recognized an additional operating lease ROU asset and corresponding lease liability of $17.1 million.
Margaritaville Lease
The Margaritaville Lease has an initial term of 15 years, with four subsequent five-year renewal options on the same terms and conditions, exercisable at the Company’s option. The payment structure under the Margaritaville Lease includes a fixed component, a portion which was originally subject to an annual escalator of up to 2% depending on an Adjusted Revenue to Rent Ratio (as defined in the Margaritaville Lease) of 1.9:1, and a component that is based on performance, which is prospectively adjusted every two years by an amount equal to 4% of the average change in net revenues of the property compared to a contractual baseline during the preceding two years (“Margaritaville Percentage Rent”). On February 1, 2020, the Margaritaville Lease was amended to provide for a change in the measurement of the annual escalator from an Adjusted Revenue to Rent Ratio of 1.9:1 to a minimum coverage floor ratio of Net Revenue to Rent of 6.1:1.
As a result of the annual escalator, which was determined to be $0.3 million, effective February 1, 2020 for the lease year ended January 31, 2020, an additional operating lease ROU asset and corresponding operating lease liability of $3.1 million were recognized. The first percentage rent reset is scheduled to occur on February 1, 2021.
Greektown Lease
The Greektown Lease has an initial term of 15 years, with four subsequent five-year renewal options on the same terms and conditions, exercisable at the Company’s option. The payment structure under the Greektown Lease includes a fixed component, a portion subject to an annual escalator of up to 2% depending on an Adjusted Revenue to Rent Ratio (as defined in the Greektown Lease) of 1.85:1, and a component that is based on performance, which is prospectively adjusted every two years by an amount equal to 4% of the average change in net revenues of the property compared to a contractual baseline during the preceding two years (“Greektown Percentage Rent”).
We did not incur an annual escalator on June 1, 2020 for the lease year ended May 31, 2020. In May 2020, the lease was amended to remove the escalator for the lease years ending May 31, 2021 and 2022 and to provide for a Net Revenue to Rent coverage floor to be mutually agreed upon prior to the commencement of the fourth lease year (June 1, 2022). The first Greektown Percentage Rent reset is scheduled to occur on June 1, 2021.

Information related to lease term and discount rate was as follows:

December 31, 2020
Weighted-Average Remaining Lease Term
Operating leases	26.7 years
Finance leases	27.8 years
Financing obligations	29.5 years

Weighted-Average Discount Rate
Operating leases	6.7%
Finance leases	6.9%
Financing obligations	8.1%
The components of lease expense were as follows:

	Location on Consolidated Statements of Operations and Comprehensive Income (Loss)	For the year ended December 31,
(in millions)		2020	2019
Operating Lease Costs
Rent expense associated with triple net operating leases (1)	General and administrative	$419.8	$366.4
Operating lease cost (2)	Primarily General and administrative	15.8	17.5
Short-term lease cost	Primarily Gaming expense	37.7	56.6
Variable lease cost (2)	Primarily Gaming expense	2.5	3.9
Total		$475.8	$444.4

Finance Lease Costs
Interest on lease liabilities (3)	Interest expense, net	$15.2	$15.4
Amortization of ROU assets (3)	Depreciation and amortization	8.0	7.9
Total		$23.2	$23.3

Financing Obligation Costs
Interest expense (4)	Interest expense, net	$403.1	$394.1

(1)Pertains to the operating lease components contained within the Master Leases (primarily land), the Meadows Lease, the Margaritaville Lease, the Greektown Lease, and the Tropicana Lease, inclusive of the variable expense associated with Columbus and Toledo for the operating lease components (the land).
(2)Excludes the operating lease costs and variable lease costs pertaining to our Triple Net Leases with our REIT landlords classified as operating leases, discussed in footnote (1) above.
(3)Primarily pertains to the Dayton and Mahoning Valley finance leases.
(4)Pertains to the components contained within the Master Leases (primarily buildings) and Morgantown Lease determined to be financing obligations, inclusive of the variable expense associated with Columbus and Toledo for the finance lease components (the buildings).

Total rent expense under all operating lease agreements pursuant to the accounting treatment under ASC 840 was $58.1 million for the year ended December 31, 2018.
Supplemental cash flow information related to leases was as follows:

	For the year ended December 31,
(in millions)	2020	2019
Cash paid for amounts included in the measurement of lease liabilities(1)
Operating cash flows from finance leases	$15.2	$15.4
Operating cash flows from operating leases	$426.7	$403.6
Financing cash flows from finance leases	$6.3	$6.2
(1)Amounts related to the year ended December 31, 2020 are inclusive of utilized rent credits.
Total payments made under the Triple Net Leases, inclusive of rent credits utilized, were as follows:

	For the year ended December 31,
(in millions)	2020	2019
Penn Master Lease (1)	$457.9	$457.9
Pinnacle Master Lease (1)	326.9	328.6
Meadows Lease (1)	26.4	26.4
Margaritaville Lease	23.5	23.1
Greektown Lease	55.6	33.8
Morgantown Lease (1)	0.8	—
Total (2)	$891.1	$869.8
(1)During the twelve months ended December 31, 2020 we utilized rent credits to pay $190.7 million, $135.5 million, $11.0 million and $0.3 million of rent under the Penn Master Lease, Pinnacle Master Lease, Meadows Lease and Morgantown Lease, respectively.
(2)Cash rent payable under the Tropicana Lease is nominal. Therefore, it has been excluded from the table above.

The following is a maturity analysis of our operating leases, finance leases and financing obligations as of December 31, 2020:

(in millions)	Operating Leases	Finance Leases	Financing Obligations
Years ending December 31:
2021	$422.6	$21.7	$370.3
2022	412.4	21.6	370.3
2023	399.9	20.8	370.4
2024	383.7	16.7	370.4
2025	380.7	16.7	370.5
Thereafter	7,779.9	376.7	9,095.3
Total lease payments	9,779.2	474.2	10,947.2
Less: Imputed interest	(5,286.1)	(254.8)	(6,814.8)
Present value of future lease payments	4,493.1	219.4	4,132.4
Less: Current portion of lease obligations	(127.4)	(6.9)	(36.0)
Long-term portion of lease obligations	$4,365.7	$212.5	$4,096.4
Lessor
The Company leases its hotel rooms to patrons and records the corresponding lessor revenue in “Food, beverage, hotel and other revenues” within our Consolidated Statements of Operations and Comprehensive Income (Loss). For the years ended

December 31, 2020, 2019, and 2018, the Company recognized $146.8 million, $311.0 million, and $163.6 million, of lessor revenues related to the rental of hotel rooms, respectively. Hotel leasing arrangements vary in duration, but are short-term in nature. The cost and accumulated depreciation of property and equipment associated with hotel rooms is included in “Property and equipment, net” within our Consolidated Balance Sheets.

Note 13—Commitments and Contingencies
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
Location Share Agreements
Prairie State Gaming (“PSG”) enters into location share agreements with bar and retail establishments in Illinois. These agreements are contracts which allow PSG to place VGTs in the bar or retail establishment in exchange for a percentage of the variable revenue generated by the VGTs. PSG holds the gaming license with the state of Illinois and the location share percentage is determined by the state of Illinois. For the years ended December 31, 2020, 2019 and 2018, the total location share payments made by PSG, which are recorded within our Consolidated Statements of Operations and Comprehensive Income (Loss) as gaming expenses, were $20.2 million, $33.1 million, and $34.7 million, respectively.
Purchase Obligations
The Company has obligations to purchase various goods and services totaling $149.1 million as of December 31, 2020, of which $59.7 million will be incurred in 2021.
Capital Expenditure Commitments
Pursuant to each of our Triple Net Leases with the exception of our Morgantown Lease (which is a land lease we entered into on October 1, 2020 with GLPI as discussed in Note 12 "Leases"), we are obligated to spend a minimum of 1% of annual net revenues, in the aggregate under each lease, on the maintenance of such facilities.
Employee Benefit Plans
The Company maintains a qualified retirement plan under the provisions of Section 401(k) of the Internal Revenue Code of 1986, as amended, which covers all eligible employees (the “Penn 401(k) Plan”). The Penn 401(k) Plan enables participating employees to defer a portion of their salary in a retirement fund to be administered by the Company. The Company makes a discretionary match contribution, where applicable, of 50% of employees’ elective salary deferrals, up to a maximum of 6% of eligible employee compensation. The matching contributions to the Penn 401(k) Plan for the years ended December 31, 2020, 2019 and 2018 were $6.0 million, $11.7 million, and $6.5 million, respectively.
We maintain a non-qualified deferred compensation plan (the “EDC Plan”) that covers most management and other highly-compensated employees. The EDC Plan was effective beginning March 1, 2001. The EDC Plan allows the participants to defer, on a pre-tax basis, a portion of their base annual salary and/or their annual bonus and earn tax-deferred earnings on these deferrals. The EDC Plan also provides for matching Company contributions that vest over a five-year period. The Company has established a trust, and transfers to the trust, on a periodic basis, an amount necessary to provide for its respective future liabilities with respect to participant deferral and Company contribution amounts. The Company’s matching contributions for the EDC Plan for the years ended December 31, 2020, 2019 and 2018 were $2.6 million, $2.3 million, and $2.3 million, respectively. Our deferred compensation liability, which is included in “Accrued expenses and other current liabilities” within the Consolidated Balance Sheets, was $86.3 million and $80.1 million as of December 31, 2020 and 2019, respectively.

As part of our initiative to reduce our cost structure while our properties were temporarily closed due to the COVID-19 pandemic, we suspended our matching contributions to the Penn 401(k) Plan and the EDC Plan from April 1, 2020 to September 30, 2020.
Labor Agreements
We are required to have agreements with the horsemen at the majority of our racetracks to conduct our live racing and/or simulcasting activities. In addition, in order to operate gaming machines and table games in West Virginia, the Company must maintain agreements with each of the Charles Town horsemen, pari-mutuel clerks and breeders. As of December 31, 2020, we had 38 collective bargaining agreements covering approximately 2,779 active employees. Nine collective bargaining agreements are scheduled to expire in 2021, and we are currently renegotiating three collective bargaining agreements that expired in 2020.
Note 14—Income Taxes
The following table summarizes the tax effects of temporary differences between the Consolidated Financial Statements carrying amount of assets and liabilities and their respective tax basis, which are recorded at the prevailing enacted tax rate that will be in effect when these differences are settled or realized. These temporary differences result in taxable or deductible amounts in future years. The Company assessed all available positive and negative evidence to estimate whether sufficient future taxable income will be generated to realize our existing net deferred tax assets. For the year ended December 31, 2020, the Company made a reclassification within the below table to separate the right of use asset from the financing and operating lease obligations. This reclassification change was also made to 2019 for transparency, which has no impact to the net deferred tax amount.

The components of the Company’s deferred tax assets and liabilities were as follows:

	December 31,
(in millions)	2020	2019
Deferred tax assets:
Stock-based compensation expense	$18.2	$11.7
Accrued expenses	43.3	37.6
Financing and operating leasing obligations	2,336.9	2,178.0
Unrecognized tax benefits	7.9	7.7
Net operating losses, interest limitation and tax credit carryforwards	153.9	87.6
Gross deferred tax assets	2,560.2	2,322.6
Less: Valuation allowance	(101.0)	(54.2)
Net deferred tax assets	2,459.2	2,268.4
Deferred tax liabilities:
Property and equipment, not subject to the Master Leases	(51.1)	(53.1)
Property and equipment, subject to the Master Leases	(1,051.2)	(1,088.9)
Investments in and advances to unconsolidated affiliates	(27.9)	(2.9)
Discount on convertible notes	(20.9)	—
Undistributed foreign earnings	(0.4)	(0.4)
Intangible assets	(183.4)	(287.3)
Lease right of use assets	(1,250.6)	(1,080.4)
Net deferred tax liabilities	(2,585.5)	(2,513.0)
Long-term deferred tax assets (liabilities), net	$(126.3)	$(244.6)
The realizability of the net deferred tax assets is evaluated quarterly by assessing the need for a valuation allowance and by adjusting the amount of the allowance, if necessary. The Company gives appropriate consideration to all available positive and negative evidence including statutory carryback periods, projected future taxable income and available tax planning strategies that could be implemented to realize the net deferred tax assets. The evaluation of both positive and negative evidence is a requirement pursuant to ASC 740 in determining if the net deferred tax assets will be realized. ASC 740 suggests that additional scrutiny should be given to deferred taxes of an entity with cumulative pre‑tax book losses during the three most recent years and is widely considered significant negative evidence that is objective and verifiable and therefore, difficult to overcome. Due to the financial results during the year ended December 31, 2020, the Company has a cumulative pre‑tax book loss of $658.2 million, which is significant negative evidence used in our assessment.

Additionally, the Company expects to remain in a three year cumulative loss position in the near future. As a result of these facts, the Company has recorded a valuation allowance against its net deferred tax assets, excluding net operating losses ("NOLs") that can be realized based on statutory carryback periods and the reversal of net deferred taxes related to indefinite‑lived intangibles. The Company intends to continue to maintain a valuation allowance on its net deferred tax assets until there is sufficient objectively verifiable positive evidence to support the realization of all or some portion of these deferred tax assets. In the event the Company determines that the deferred income tax assets would be realized in the future in excess of their net recorded amount, an adjustment to the valuation allowance would be recorded, which would reduce the provision for income taxes.

During the year ended December 31, 2020, the Company increased the valuation allowance by $46.8 million, primarily related to federal and state NOL carryforwards, which substantially increased in the current year as a result of the global pandemic.

Following the ownership changes of the Tropicana, the Company has $120.3 million of total gross federal NOL carryforwards that will expire on various dates through 2035. All acquired tax attributes are subject to limitations under the Internal Revenue Code and underlying Treasury Regulations. During the year ended December 31, 2020, the Company increased its federal NOL carryforward by $148.1 million due to the current year loss, which resulted in an indefinite federal NOL carryforward. The utilization of the indefinite federal NOL carryforward is limited to 80% of taxable income in any given year.

For state income tax reporting, as of December 31, 2020, the Company had gross state NOL carryforwards aggregating $1,332.0 million available to reduce future state income taxes, primarily for the Commonwealth of Pennsylvania and the States of Colorado, Iowa, Louisiana, Missouri, New Mexico and Ohio localities. The tax benefit associated with these NOL carryforwards was $78.3 million. Due to statutorily limited NOL carryforwards and income and loss projections in the applicable jurisdictions, a valuation allowance has been recorded to reflect the NOLs which are not presently expected to be realized in the amount of $60.2 million. If not used, the majority of the carryforwards will expire at various dates from December 31, 2021 through December 31, 2040.

The domestic and foreign components of income (loss) before income taxes for the years ended December 31, 2020, 2019 and 2018 were as follows:

	For the year ended December 31,
(in millions)	2020	2019	2018
Domestic	$(834.0)	$85.5	$89.6
Foreign	(0.2)	0.6	0.3
Total	$(834.2)	$86.1	$89.9

The components of income tax benefit (expense) for the years ended December 31, 2020, 2019 and 2018 were as follows:

	For the year ended December 31,
(in millions)	2020	2019	2018
Current tax benefit (expense)
Federal	$47.0	$(12.5)	$(15.3)
State	0.2	(9.2)	(6.4)
Foreign	(0.4)	(0.2)	(1.4)
Total current	46.8	(21.9)	(23.1)
Deferred tax benefit (expense)
Federal	103.6	(16.7)	14.6
State	14.7	(4.4)	10.9
Foreign	—	—	1.2
Total deferred	118.3	(21.1)	26.7
Total income tax benefit (expense)	$165.1	$(43.0)	$3.6
The following table reconciles the statutory federal income tax rate to the actual effective income tax rate, and related amounts of income tax benefit (expense), for the years ended December 31, 2020, 2019 and 2018:

	For the year ended December 31,
	2020		2019		2018
(in millions, except tax rates)	Percent	Amount	Percent	Amount	Percent	Amount
Percent and amount of pretax income
Federal statutory rate	21.0%	$175.2	21.0%	$(18.1)	21.0%	$(18.9)
State and local income taxes, net of federal benefits	1.4	12.1	9.9	(8.5)	(6.2)	5.6
Nondeductible expenses	(0.3)	(2.6)	4.0	(3.5)	6.9	(6.2)
Goodwill impairment losses	(2.3)	(19.0)	14.4	(12.4)	—	—
Compensation	2.5	20.5	0.3	(0.3)	(3.8)	3.4
Foreign	—	(0.4)	0.1	(0.1)	(0.1)	0.1
Federal valuation allowance	(3.9)	(32.7)	—	—	(20.3)	18.3
Tax credits	1.2	10.0	—	—	—	—
Other	0.2	2.0	0.2	(0.1)	(1.5)	1.3
Total effective tax rate and income tax benefit (expense)	19.8%	$165.1	49.9%	$(43.0)	(4.0)%	$3.6

A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows:

(in millions)	Unrecognized tax benefits
Unrecognized tax benefits as of January 1, 2018	$30.9
Additions based on prior year positions	0.8
Decreases due to settlements and/or reduction in reserves	(2.0)
Unrecognized tax benefits as of December 31, 2018	29.7
Additions based on prior year positions	6.5
Decreases due to settlements and/or reduction in reserves	(0.2)
Unrecognized tax benefits as of December 31, 2019	36.0
Additions based on prior year positions	1.2
Decreases due to settlements and/or reduction in reserves	(0.9)
Unrecognized tax benefits as of December 31, 2020	$36.3
During the year ended December 31, 2020, we did not record any new tax reserves, and accrued interest or penalties related to current year uncertain tax positions. Regarding prior year tax positions, we recorded $1.9 million of tax reserves and accrued interest and reversed $1.0 million of previously recorded tax reserves and accrued interest for uncertain tax positions. As of December 31, 2020 and 2019, unrecognized tax benefits, inclusive of accruals for income tax related penalties and interest, of $38.2 million and $37.2 million, respectively, were included in “Other long-term liabilities” within the Company’s Consolidated Balance Sheets. Overall, the Company recorded a net tax expense of $0.9 million in connection with its uncertain tax positions for the year ended December 31, 2020.

The liability for unrecognized tax benefits as of December 31, 2020 and 2019 included $30.2 million and $29.4 million, respectively, of tax positions that, if reversed, would affect the effective tax rate. During the years ended December 31, 2020, 2019 and 2018, we recognized $0.5 million, $0.1 million and $0.5 million, respectively, of interest and penalties, net of deferred taxes. In addition, due to settlements and/or reductions in previously recorded liabilities, the Company had reductions in previously accrued interest and penalties of $0.1 million, net of deferred taxes. The Company had no reductions in previously accrued interest and penalties for the year ended December 31, 2019. We classify any income tax related penalties and interest accrued related to unrecognized tax benefits in “Income tax benefit (expense)” within the Consolidated Statements of Operations and Comprehensive Income (Loss).

The Company is currently in various stages of the examination process in connection with its open audits. Generally, it is difficult to determine when these examinations will be closed, but the Company reasonably expects that its ASC 740 liabilities will not significantly change over the next twelve months. As of December 31, 2020, the Company has open tax years 2017 through 2019 that could be subject to examination for U.S. federal income taxes. In addition, we are subject to state and local income tax examinations for various tax years in the taxing jurisdictions in which we operate. Such audits could result in increased tax liabilities, interest and penalties. While the Company believes its tax positions are appropriate, we cannot assure the outcome will remain consistent with our expectation. The Company believes we have adequately reserved for potential audit exposures of uncertain tax positions. In the event the final outcome of these matters is different than the amounts recorded, such differences will impact our income tax provision in the period in which the determination is made. As of December 31, 2020 and 2019, prepaid income taxes of $52.7 million and $22.2 million, respectively, were included in “Prepaid expenses” within the Company’s Consolidated Balance Sheets.

Note 15—Stockholders’ Equity
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
Share Repurchase Program
In January 2019, the Company announced a share repurchase program pursuant to which the Board of Directors authorized the repurchase of up to $200.0 million of the Company’s common stock, which expired on December 31, 2020. During the year ended December 31, 2019, the Company repurchased 1,271,823 shares of its common stock in open market transactions for $24.9 million at an average price of $19.55 per share. All of the repurchased shares were retired. There were no repurchases of the Company’s common stock for the year ended December 31, 2020.

Preferred Stock
On February 20, 2020, the Company issued 883 shares of Series D Preferred Stock, par value $0.01 per share (the “Series D Preferred Stock”), to certain individual stockholders affiliated with Barstool Sports as discussed in "Note 7—Investments in and Advances to Unconsolidated Affiliates." There were 5,000 shares authorized of Series D Preferred Stock and 883 shares outstanding as of December 31, 2020.
The Company previously issued two series of preferred stock, Series B and Series C, each with a par value of $0.01 per share. As of December 31, 2020 and 2019, there were 1,000,000 and 18,500 shares authorized of our Series B and Series C preferred stock, respectively. There were no shares outstanding of either Series B or Series C preferred stock as of December 31, 2020 and 2019.

Note 16—Stock-Based Compensation
2018 Long Term Incentive Compensation Plan
The Company’s 2018 Long Term Incentive Compensation Plan, as amended (the “2018 Plan”) permits it to issue stock options (incentive and/or non-qualified), stock appreciation rights (“SARs”), restricted stock awards (“RSAs”), phantom stock units (“PSUs”) and other equity and cash awards to employees. Non-employee directors and the chairman emeritus are eligible to receive all such awards, other than incentive stock options. Pursuant to the 2018 Plan, 12,700,000 shares of the Company’s common stock are reserved for issuance. For purposes of determining the number of shares available for issuance under the 2018 Plan, stock options and SARs count against the 12,700,000 limit as one share of common stock for each share granted and restricted stock or any other full value stock award count as issuing 2.30 shares of common stock for each share granted. Any awards that are not settled in shares of common stock are not counted against the limit. As of December 31, 2020, there were 7,612,054 shares available for future grants under the 2018 Plan.
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
Stock-based Compensation Expense
Stock-based compensation expense, which pertains principally to our stock options and RSAs, for the years ended December 31, 2020, 2019 and 2018 totaled $14.5 million, $14.9 million and $12.0 million, respectively, and is included within the Consolidated Statements of Operations and Comprehensive Income (Loss) under “General and administrative.”
Stock Options
Stock options that expire between February 21, 2021 and October 31, 2030 have been granted to officers, directors, employees, and predecessor employees to purchase common stock at prices ranging from $12.65 to $55.74 per share. All options were granted at the fair market value of the common stock on the grant date (as defined in the respective plan document) and have contractual lives ranging from four to ten years. The Company issues new authorized common shares to satisfy stock option exercises.

The following table contains information about our stock options:

	Number of Option Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding as of January 1, 2020	7,817,436	$16.30
Granted	652,733	$26.79
Exercised	(4,362,654)	$14.37
Forfeited	(508,326)	$21.69
Outstanding as of December 31, 2020	3,599,189	$19.79	6.46	$242.2
Exercisable as of December 31, 2020	1,343,421	$16.71	3.94	$94.6
The weighted-average grant-date fair value of options granted during the years ended December 31, 2020, 2019 and 2018 were $8.62, $6.39 and $9.88, respectively. The aggregate intrinsic value of stock options exercised during the years ended December 31, 2020, 2019 and 2018 was $128.9 million, $2.0 million and $28.7 million, respectively. The total fair value of stock options that vested during the years ended December 31, 2020, 2019 and 2018 was $9.6 million, $6.2 million and $5.9 million, respectively.
The following table summarizes information about our outstanding stock options as of December 31, 2020:

	Exercise Price Range				Total
	$12.65 to $18.63	$18.81 to $26.14	$30.74 to $36.31	$55.74 to $55.74	$12.65 to $55.74
Outstanding options
Number outstanding	1,045,257	2,245,484	303,974	4,474	3,599,189
Weighted-average remaining contractual term (in years)	2.77	8.44	4.46	9.84	6.46
Weighted-average exercise price	$13.86	$20.88	$31.57	$55.74	$19.79
Exercisable options
Number outstanding	830,121	389,945	123,355	—	1,343,421
Weighted-average exercise price	$13.48	$19.14	$30.74	$—	$16.71
As of December 31, 2020, the unamortized compensation costs not yet recognized related to stock options granted totaled $11.5 million and the weighted-average period over which the costs are expected to be recognized was 2.5 years.
The following are the weighted-average assumptions used in the Black-Scholes option-pricing model for the years ended December 31, 2020, 2019 and 2018:

	For the year ended December 31,
	2020	2019	2018
Risk-free interest rate	1.55%	2.00%	2.26%
Expected volatility	33.78%	32.90%	30.80%
Dividend yield	—	—	—
Weighted-average expected life (in years)	5.00	5.30	5.30
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
On February 14, 2019, an aggregate of 278,780 PSAs with performance-based vesting conditions, at target, was granted under the Performance Share Program II, to be granted in one-third increments.
On February 25, 2020, an aggregate of 107,297 PSAs with performance-based vesting conditions, at target, was granted under the Performance Share Program II, to be granted in one-third increments.
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
The following table contains information on our RSAs:

	With Performance Conditions		Without Performance Conditions
	Number of Shares	Weighted- Average Grant Date Fair Value	Number of Shares	Weighted- Average Grant Date Fair Value
Nonvested as of January 1, 2020	395,362	$24.35	298,479	$23.15
Granted	179,045	$28.68	131,313	$26.18
Vested	(352,371)	$23.63	(106,666)	$22.53
Forfeited	—	$—	(39,180)	$25.18
Nonvested as of December 31, 2020	222,036	$28.73	283,946	$24.50
As of December 31, 2020, the unamortized compensation costs not yet recognized related to RSAs totaled $6.4 million and the weighted-average period over which the costs are expected to be recognized is 1.7 years. The total fair value of RSAs that vested during the years ended December 31, 2020, 2019 and 2018 was $16.7 million, $5.5 million and $0.9 million, respectively.
Phantom Stock Units
Our outstanding PSUs entitle employees, non-employee directors, and the chairman emeritus to receive cash based on the fair value of the Company’s common stock on the vesting date. Our PSUs vest over a period of three or four years. The cash-settled PSUs are accounted for as liability awards and are re-measured at fair value each reporting period until they become vested with compensation expense being recognized over the requisite service period. The Company has a liability, which is included in “Accrued expenses and other current liabilities” within the Consolidated Balance Sheets, associated with its cash-settled PSUs of $10.1 million and $3.3 million as of December 31, 2020 and 2019, respectively.
For PSUs held by employees, non-employee directors, and the chairman emeritus of the Company, there was $16.0 million of total unrecognized compensation cost as of December 31, 2020 that will be recognized over the awards remaining weighted-average vesting period of 2.3 years. For the years ended December 31, 2020, 2019 and 2018, the Company recognized $11.5 million, $4.1 million, and $1.1 million of compensation expense associated with these awards, respectively. Compensation expense associated with our PSUs is recorded in “General and administrative” within the Consolidated Statements of

Operations and Comprehensive Income (Loss). We paid $4.7 million, $2.5 million, and $4.2 million during the years ended December 31, 2020, 2019 and 2018, respectively, pertaining to cash-settled PSUs.
Stock Appreciation Rights
Our outstanding cash-settled SARs are accounted for as liability awards since they will be settled in cash and vest over a period of four years. The fair value of cash-settled SARs is calculated each reporting period and estimated using the Black-Scholes option pricing model. The Company has a liability, which is included in “Accrued expenses and other current liabilities” within the Consolidated Balance Sheets, associated with its cash-settled SARs of $54.6 million and $14.4 million as of December 31, 2020 and 2019, respectively.
For SARs held by employees of the Company, there was $71.2 million of total unrecognized compensation cost as of December 31, 2020 that will be recognized over the awards remaining weighted-average vesting period of 2.7 years. For the years ended December 31, 2020 and 2019, the Company recognized a charge to compensation expense of $69.7 million and $10.7 million, respectively, associated with these awards, as compared to a reduction to compensation expense of $6.7 million for the year ended December 31, 2018. Compensation expense associated with the SARs is recorded in “General and administrative” within the Consolidated Statements of Operations and Comprehensive Income (Loss). We paid $32.6 million, $3.5 million and $10.5 million during the years ended December 31, 2020, 2019 and 2018, respectively, related to cash-settled SARs.

Note 17—Earnings (Loss) per Share
For the year ended December 31, 2020, we recorded a net loss attributable to Penn Common Stock. As such, because the dilution from potential common shares was antidilutive, we used basic weighted-average common shares outstanding, rather than diluted weighted-average common shares outstanding when calculating diluted loss per share for the year ended December 31, 2020.
On February 20, 2020, the Company issued 883 shares of Series D Preferred Stock to certain individual stockholders affiliated with Barstool Sports which can be converted into 883,000 shares of Penn Common Stock. The Series D Preferred Stock will be entitled to participate equally and ratably in all dividends and distributions paid to holders of Penn Common Stock. Holders of the Company's Series D Preferred Stock are not obligated to absorb losses therefore the two-class method was not applied for the year ended December 31, 2020. (See Note 7 - Investments in and Advances to Unconsolidated Affiliates).
The stock options, RSAs, convertible preferred shares and convertible debt that could potentially dilute basic EPS in the future that were not included in the computation of diluted loss per share were as follows:

(in millions)	For the year ended December 31, 2020
Assumed conversion of dilutive stock options	3.0
Assumed conversion of dilutive RSAs	0.5
Assumed conversion of convertible preferred shares	0.7
Assumed conversion of convertible debt	9.1
The following table reconciles the weighted-average common shares outstanding used in the calculation of basic EPS to the weighted-average common shares outstanding used in the calculation of diluted EPS for the years ended December 31, 2019 and 2018:

	For the year ended December 31,
(in millions)	2019	2018
Weighted-average common shares outstanding—Basic	115.7	97.1
Assumed conversion of:
Dilutive stock options	1.8	3.0
Dilutive RSAs	0.3	0.2
Weighted-average common shares outstanding—Diluted	117.8	100.3
Options to purchase zero, 2.4 million, and 0.7 million shares were outstanding during the years ended December 31, 2020, 2019 and 2018, respectively, but were not included in the computation of diluted EPS because they were antidilutive.
The following table presents the calculation of basic and diluted earnings (loss) for the Company’s common stock for the years ended December 31, 2020, 2019 and 2018:

(in millions, except per share data)	2020	2019	2018
Calculation of basic earnings (loss) per share:
Net income (loss) applicable to common stock	$(669.5)	$43.9	$93.5
Weighted-average common shares outstanding - basic	134.0	115.7	97.1
Basic earnings (loss) per share	$(5.00)	$0.38	$0.96

Calculation of diluted earnings (loss) per share:
Net income (loss) applicable to common stock	(669.5)	$43.9	$93.5
Weighted-average common shares outstanding - diluted	134.0	117.8	100.3
Diluted earnings (loss) per share	$(5.00)	$0.37	$0.93

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

	For the year ended December 31,
(in millions)	2020	2019	2018
Revenues:
Northeast segment	$1,639.3	$2,399.9	$1,891.5
South segment	849.6	1,118.9	394.4
West segment	302.5	642.5	437.9
Midwest segment	681.4	1,094.5	823.7
Other (1)	125.0	47.5	40.4
Intersegment eliminations (2)	(19.1)	(1.9)	—
Total	$3,578.7	$5,301.4	$3,587.9

Adjusted EBITDAR (3):
Northeast segment	$478.9	$720.8	$583.8
South segment	318.9	369.8	118.9
West segment	82.2	198.8	114.3
Midwest segment	258.3	403.6	294.3
Other (1)	(43.5)	(87.8)	(68.1)
Total (3)	1,094.8	1,605.2	1,043.2

Other operating benefits (costs) and other income (expenses):
Rent expense associated with triple net operating leases (4)	(419.8)	(366.4)	(3.8)
Stock-based compensation	(14.5)	(14.9)	(12.0)
Cash-settled stock-based awards variance	(67.2)	(0.8)	19.6
Gain (loss) on disposal of assets	29.2	(5.5)	(3.2)
Contingent purchase price	1.1	(7.0)	(0.5)
Pre-opening and acquisition costs	(11.8)	(22.3)	(95.0)
Depreciation and amortization	(366.7)	(414.2)	(269.0)
Impairment losses	(623.4)	(173.1)	(34.9)
Recoveries on loan loss and unfunded loan commitments	—	—	17.0
Insurance recoveries, net of deductible charges	0.1	3.0	0.1
Non-operating items of equity method investments (5)	(4.7)	(3.7)	(5.1)
Interest expense, net	(543.2)	(534.2)	(538.4)
Loss on early extinguishment of debt	(1.2)	—	(21.0)
Other (6)	93.1	20.0	(7.1)
Income (loss) before income taxes	(834.2)	86.1	89.9
Income tax benefit (expense)	165.1	(43.0)	3.6
Net income (loss)	$(669.1)	$43.1	$93.5
(1)The Other category consists of the Company’s stand-alone racing operations, namely Sanford-Orlando Kennel Club and the Company’s JV interests in Sam Houston Race Park, Valley Race Park, and Freehold Raceway; our management contract for Retama Park Racetrack and our live and televised poker tournament series that operates under the trade name, Heartland Poker Tour (“HPT”). The Other category also includes Penn Interactive, which operates social gaming, our internally-branded retail sportsbooks, iGaming and our Barstool Sports online sports betting app.

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
(6)Principally includes holding gains on our equity securities, which are discussed in Note 19, “Fair Value Measurements.” Additionally, includes non-recurring restructuring charges (primarily severance) of $13.4 million associated with a company-wide initiative, triggered by the COVID-19 pandemic, designed to (i) improve the operational effectiveness across our property portfolio; and (ii) improve the effectiveness and efficiency of our Corporate functional support areas.

	For the year ended December 31,
(in millions)	2020	2019	2018
Capital expenditures:
Northeast segment	$78.0	$96.2	$38.9
South segment	15.8	29.8	10.6
West segment	8.2	21.2	12.8
Midwest segment	15.1	32.7	25.3
Other	19.9	10.7	5.0
Total capital expenditures	$137.0	$190.6	$92.6

(in millions)	Northeast	South	West	Midwest	Other	Total
As of December 31, 2020
Investment in and advances to unconsolidated affiliates (1)	$0.1	$—	$—	$85.2	$181.5	$266.8
Total assets (2)	$1,958.4	$1,165.4	$401.5	$1,161.1	$9,980.9	$14,667.3

As of December 31, 2019
Investment in and advances to unconsolidated affiliates	$0.1	$—	$—	$90.9	$37.3	$128.3
Total assets (2)	$2,273.7	$1,397.0	$752.1	$1,412.2	$8,359.5	$14,194.5

As of December 31, 2018
Investment in and advances to unconsolidated affiliates	$0.1	$—	$—	$89.4	$39.0	$128.5
Total assets (3)	$1,330.2	$1,082.3	$755.7	$1,411.5	$6,381.3	$10,961.0
(1)Our investment in Barstool Sports is included within the Other category.
(2)As of December 31, 2020 and 2019, total assets of the Other category includes real estate assets subject to the Master Leases, which are classified as either property and equipment, operating lease ROU assets, or finance lease ROU assets.
(3)As of December 31, 2018, total assets of the Other category includes the real estate assets subject to the Master Leases, which are classified as property and equipment.

Note 19—Fair Value Measurements
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
Equity Securities
As of December 31, 2020 and 2019, we held $143.1 million and $40.5 million in equity securities, respectively, including ordinary shares and warrants, which are reported as “Other assets” in our Consolidated Balance Sheets. These equity securities are the result of Penn Interactive entering into multi-year agreements with third-party sports betting operators for online sports betting and related iGaming market access across our portfolio. During the year ended December 31, 2020 and 2019, we recognized a holding gain of $106.7 million and $19.9 million, respectively, related to these equity securities, which is included in “Other,” as reported in “Other income (expenses)” within our Consolidated Statements of Operations and Comprehensive Income (Loss).
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
As of December 31, 2020 and 2019, PRP held $15.1 million in promissory notes issued by RDC and $6.7 million in local government corporation bonds issued by RDC, at amortized cost. The promissory notes and the local government corporation bonds are collateralized by the assets of Retama Park Racetrack. As of December 31, 2020 and 2019, the promissory notes and the local government corporation bonds, which have long-term contractual maturities, are included in “Other assets” within our Consolidated Balance Sheets.
During the year ended December 31, 2019, principally due to the lack of legislative progress and on-going negative operating results of Retama Park Racetrack, we recorded an other-than-temporary impairment on the promissory notes and the local government corporation bonds totaling $2.5 million, which is included in “Impairment losses” within our Consolidated Statements of Operations and Comprehensive Income (Loss).
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

Long-term Debt
The fair value of our Term Loan A Facility, Term Loan B-1 Facility, 5.625% Notes, and the 2.75% Convertible Notes is estimated based on quoted prices in active markets and is classified as a Level 1 measurement. The fair value of our Revolving Credit Facility approximates its carrying amount as it is revolving, variable rate debt, which we also classify as a Level 1 measurement.
Other long-term obligations as of December 31, 2020 and 2019 included the relocation fees for Dayton and Mahoning Valley, which are discussed in Note 11, “Long-term Debt,” and the repayment obligation of the hotel and event center located near Hollywood Casino Lawrenceburg. The fair values of these long-term obligations are estimated based on rates consistent with the Company’s credit rating for comparable terms and debt instruments and are classified as Level 2 measurements.
Other Liabilities
Other liabilities as of December 31, 2020 principally consisted of contingent purchase price related to Plainridge Park Casino and, as of December 31, 2019, principally consisted of contingent purchase price related to Plainridge Park Casino and Absolute Games, LLC, which was acquired by Penn Interactive during the second quarter of 2018. The Plainridge Park Casino contingent purchase price is calculated based on earnings of the gaming operations over the first ten years of operations, which commenced on June 24, 2015. As of December 31, 2020 and 2019, we were contractually obligated to make five and six additional annual payments, respectively. During the second quarter of 2020, we made the second and final payment of $8.2 million on the Absolute Games, LLC contingent purchase price, which corresponded to the second year of operations after the acquisition and was calculated based on earnings. The fair value of these liabilities, which are estimated based on an income approach using a discounted cash flow model and have been classified as Level 3 measurements, are included within our Consolidated Balance Sheets in “Accrued expenses and other current liabilities” or “Other long-term liabilities,” depending on the timing of the next payment.
The carrying amounts and estimated fair values by input level of the Company’s financial instruments were as follows:

	December 31, 2020
(in millions)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$1,853.8	$1,853.8	$1,853.8	$—	$—
Equity securities	$143.1	$143.1	$—	$143.1	$—
Held-to-maturity securities	$6.7	$6.7	$—	$6.7	$—
Promissory notes	$15.1	$15.1	$—	$15.1	$—
Financial liabilities:
Long-term debt
Senior Secured Credit Facilities	$1,600.3	$1,609.3	$1,609.3	$—	$—
5.625% Notes	$399.5	$418.0	$418.0	$—	$—
Convertible Notes	$239.8	$1,274.5	$1,274.5	$—	$—
Other long-term obligations	$73.0	$72.8	$—	$72.8	$—
Other liabilities	$10.1	$10.1	$—	$2.8	$7.3
Puts and calls related to certain Barstool Sports shares	$0.3	$0.3	$—	$0.3	$—

	December 31, 2019
(in millions)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$437.4	$437.4	$437.4	$—	$—
Equity securities	$40.5	$40.5	$—	$40.5	$—
Held-to-maturity securities	$6.7	$6.7	$—	$6.7	$—
Promissory notes	$15.1	$15.1	$—	$15.1	$—
Financial liabilities:
Long-term debt
Senior Secured Credit Facilities	$1,896.5	$1,930.6	$1,930.6	$—	$—
5.625% Notes	$399.4	$426.0	$426.0	$—	$—
Other long-term obligations	$89.2	$89.7	$—	$89.7	$—
Other liabilities	$20.3	$20.3	$—	$2.8	$17.5
The following table summarizes the changes in fair value of our Level 3 liabilities measured on a recurring basis:

Other Liabilities
(in millions)	Contingent Purchase Price
Balance as of January 1, 2018	$22.7
Payments	(4.2)
Included in earnings (1)	0.5
Balance as of December 31, 2018	19.0
Payments	(8.5)
Included in earnings (1)	7.0
Balance as of December 31, 2019	17.5
Payments	(9.1)
Included in loss (1)	(1.1)
Balance as of December 31, 2020	$7.3
(1)The expense is included in “General and administrative” within our Consolidated Statements of Operations and Comprehensive Income (Loss).
The following table sets forth the assets measured at fair value on a non-recurring basis during the years ended December 31, 2020 and 2019:

(in millions)	Valuation Date	Valuation Technique	Level 1	Level 2	Level 3	Total Balance	Total Reduction in Fair Value Recorded
Property and equipment (1)	12/31/2020	Discounted cash flow	$—	$—	$—	$—	$(7.3)
Goodwill (2)	3/31/2020	Discounted cash flow and market approach	$—	$—	$160.5	$160.5	$(113.0)
Gaming licenses (2)	3/31/2020	Discounted cash flow	$—	$—	$568.0	$568.0	$(437.0)
Trademarks (2)	3/31/2020	Discounted cash flow	$—	$—	$216.5	$216.5	$(61.5)
Goodwill	10/1/2019	Discounted cash flow and market approach	$—	$—	$161.1	$161.1	$(88.0)
Gaming licenses	10/1/2019	Discounted cash flow	$—	$—	$290.0	$290.0	$(62.6)
Trademarks	10/1/2019	Discounted cash flow	$—	$—	$87.5	$87.5	$(20.0)
(1)The fair value, which was concluded to be zero, of our property and equipment associated with Tropicana was determined using Level 3 inputs.     See Note 8, “Property and Equipment,” for more information.

(2)During the first quarter of 2020, we identified an indicator of impairment on our goodwill and other intangible assets due to the COVID-19 pandemic. See Note 9, “Goodwill and Other Intangible Assets” for more information.

The following table summarizes the significant unobservable inputs used in calculating fair value for our Level 3 liabilities on a recurring basis as of December 31, 2020:

	Valuation Technique	Unobservable Input	Discount Rate
Contingent purchase price - Plainridge Park Casino	Discounted cash flow	Discount rate	5.05%

As discussed in Note 9, “Goodwill and Other Intangible Assets,” we recorded impairments on our goodwill, gaming licenses and trademarks as a result of the interim assessment for impairment during the first quarter of 2020. Our annual assessment for impairment as of October 1, 2020, did not result in any impairment charges to goodwill, gaming licenses and trademarks. The following table presents quantitative information about the significant unobservable inputs used in the fair value measurements of other indefinite-lived intangible assets as of the valuation date below:

(in millions)	Fair Value	Valuation Technique	Unobservable Input	Range or Amount
As of March 31, 2020
Gaming licenses	$568.0	Discounted cash flow	Discount rate	13.25% - 14.00%
			Long-term revenue growth rate	2.0%
Trademarks	$216.5	Discounted cash flow	Discount rate	13.25% - 14.00%
			Long-term revenue growth rate	2.0%
			Pretax royalty rate	1.0% - 2.0%

Note 20—Related Party Transactions
The Company currently leases executive office buildings in Wyomissing, Pennsylvania from affiliates of its Chairman Emeritus of the Board of Directors. Rent expense for the years ended December 31, 2020, 2019 and 2018 was $1.2 million, $1.2 million and $1.3 million, respectively. Certain of the leases for the office space expired in May 2019, but have been extended on a month-to-month basis; the remaining long-term lease for the office space expires in August 2024. The future minimum lease commitments relating to these leases as of December 31, 2020 were $1.5 million.

ITEM 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
 The Company’s management, under the supervision and with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of December 31, 2020, which is the end of the period covered by this Annual Report on Form 10-K. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well-designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2020 to ensure that information required to be disclosed by the Company in reports we file or submit under the Exchange Act is (i) recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the United States Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to the Company’s management, including the Company’s principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.
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
Our management assessed the effectiveness of our internal control over financial reporting, and concluded that it was effective as of December 31, 2020. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework (2013 framework)
Deloitte & Touche LLP, the Company’s independent registered public accounting firm that audited the Consolidated Financial Statements for the year ended December 31, 2020, issued an attestation report on the Company’s internal control over financial reporting which immediately follows this report.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the fiscal quarter ended December 31, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Penn National Gaming, Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Penn National Gaming, Inc. and subsidiaries (the “Company”) as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2020, of the Company and our report dated February 26, 2021, expressed an unqualified opinion on those financial statements.

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

/s/ Deloitte & Touche LLP

Philadelphia, Pennsylvania
February 26, 2021

ITEM 9B.OTHER INFORMATION
None.

PART III

ITEM 10.DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The remaining information required by this item concerning directors and corporate governance is hereby incorporated by reference to the Company’s definitive proxy statement for its Annual Meeting of Shareholders (the “2021 Proxy Statement”), to be filed with the U.S. Securities and Exchange Commission within 120 days after December 31, 2020, pursuant to Regulation 14A under the Securities Act. Information required by this item concerning executive officers is included in Part I of this Annual Report on Form 10-K.

ITEM 11.EXECUTIVE COMPENSATION
The information required by this item is hereby incorporated by reference to the 2021 Proxy Statement.

ITEM 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS
The information required by this item is hereby incorporated by reference to the 2021 Proxy Statement.

ITEM 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
The information required by this item is hereby incorporated by reference to the 2021 Proxy Statement.

ITEM 14.PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this item is hereby incorporated by reference to the 2021 Proxy Statement.

PART IV

ITEM 15.EXHIBITS, FINANCIAL STATEMENT SCHEDULES

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
2.1††
Agreement and Plan of Merger by and among Pinnacle Entertainment, Inc., Penn National Gaming, Inc. and Franchise Merger Sub, Inc., dated as of December 17, 2017 is hereby incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on December 20, 2017. (SEC File No. 000-24206)

2.2††
Membership Interest Purchase Agreement by and among Boyd Gaming Corporation, Boyd TCIV, LLC, Penn National Gaming, Inc., Pinnacle Entertainment, Inc. and Pinnacle MLS, LLC, dated as of December 17, 2017 is hereby incorporated by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K filed on December 20, 2017. (SEC File No. 000-24206)

2.3††
Agreement and Plan of Merger dated as of June 18, 2018, among VICI Properties Inc., Riverview Merger Sub Inc., Penn Tenant II, LLC, Penn National Gaming, Inc., Bossier Casino Venture (HoldCo), Inc. and Silver Slipper Gaming, LLC is hereby incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on June 19, 2018. (SEC File No. 000-24206)

2.4††
Transaction Agreement, dated as of November 13, 2018, among Penn Tenant III, LLC, VICI Properties L.P., and Greektown Mothership LLC is hereby incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on November 14, 2018. (SEC File No. 000-24206)

2.5††
Stock Purchase Agreement by and among Penn National Gaming, Inc., Barstool Sports, Inc., TCG XII, LLC, TCG Digital Spots, LLC and the Individuals Set Forth on Schedule A, dated as of January 28, 2020 is hereby incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on January 29, 2020. (SEC File No. 000-24206)

2.6††
Purchase Agreement by and among Tropicana Las Vegas, Inc., Penn National Gaming, Inc., GLP Capital, L.P., Gold Merger Sub, LLC, PA Meadows, LLC, Tropicana LV LLC and, solely for the purposes set forth therein, Gaming and Leisure Properties, Inc., dated as of April 16, 2020 is hereby incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on April 20, 2020. (SEC File No. 000-24206)

2.7
Binding Term Sheet, dated as of March 27, 2020, by and between Penn National Gaming, Inc. and Gaming and Leisure Properties, Inc. is hereby incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on March 30, 2020. (SEC File No. 000-24206)

3.1
Amended and Restated Articles of Incorporation of Penn National Gaming, Inc., filed with the Pennsylvania Department of State on October 15, 1996, as amended by the Articles of Amendments to the Amended and Restated Articles of Incorporation filed with the Pennsylvania Department of State on November 13, 1996, July 23, 2001 and December 28, 2007 and the Statement with Respect to Shares of Series C Convertible Preferred Stock of Penn National Gaming, Inc. dated as of January 17, 2013, and the Statement with Respect to Shares of Series D Convertible Preferred Stock of Penn National Gaming, Inc. dated as of February 19, 2020 is hereby incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2020. (SEC File No. 000-24206)

3.2
Fourth Amended and Restated Bylaws of Penn National Gaming, Inc., as amended on May 28, 2019, is hereby incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on May 31, 2019. (SEC File No. 000-24206)

3.3
Statement with Respect to Shares of Series D Convertible Preferred Stock of Penn National Gaming, Inc. is hereby incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on February 19, 2020. (SEC File No. 000-24206)

3.4
Specimen certificate for shares of Common Stock, par value of $.01 per share, for Penn National Gaming, Inc. is hereby incorporated by reference to Exhibit 3.6 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003. (SEC File No. 000-24206)

Exhibit
Number	Description of Exhibit
4.1
Indenture, dated as of January 19, 2017 between Penn National Gaming, Inc. and Wells Fargo Bank, N.A., as Trustee, relating to the 5.625% Senior Notes due 2027 is hereby incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on January 20, 2017. (SEC File No. 000-24206)

4.1(a)	Form of Note for 5.625% Senior Notes due 2027 is hereby incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on January 20, 2017. (SEC File No. 000-24206)

4.2
Indenture, dated as of May 14, 2020 between Penn National Gaming, Inc. and Wells Fargo Bank, National Association, as Trustee, is hereby incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on May 14, 2020. (SEC File No. 000-24206)

4.2(a)
First Supplemental Indenture, dated as of May 14, 2020 between Penn National Gaming, Inc. and Wells Fargo Bank, National Association, as Trustee, is hereby incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on May 14, 2020. (SEC File No. 000-24206)

4.2(b)
Form of Note representing the 2.75% Convertible Senior Notes due 2026 is hereby incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on May 14, 2020. (SEC File No. 000-24206)

4.3	Description of Securities is hereby incorporated by reference to Exhibit 4.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. (SEC File No. 000-24206)

9.1***	Form of Trust Agreement of Peter D. Carlino, Peter M. Carlino, Richard J. Carlino, David E. Carlino, Susan F. Harrington, Anne de Lourdes Irwin, Robert M. Carlino, Stephen P. Carlino and Rosina E. Carlino Gilbert is hereby incorporated by reference to the Company’s Registration Statement on Form S-1, dated May 26, 1994. (SEC File No. 33-77758)

10.1*†
Penn National Gaming, Inc. Deferred Compensation Plan , as amended and restated effective April 4, 2013, as amended by those certain amendments effective November 1, 2013, October 1, 2015, January 1, 2017, April 1, 2020 and October 1, 2020, respectively.

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
10.3†
Penn National Gaming, Inc. 2018 Long Term Incentive Compensation Plan is hereby incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 13, 2018. (SEC File No. 000-24206)

10.3(a)†
Amendment to Penn National Gaming, Inc. 2018 Long Term Incentive Compensation Plan, dated December 27, 2019 is hereby incorporated by reference to Exhibit 10.3(a) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. (SEC File No. 000-24206)

10.3(b)†
Form of Non-Qualified Stock Option Certificate for the Penn National Gaming, Inc. 2018 Long Term Incentive Compensation Plan, as amended, is hereby incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-8 filed on August 8, 2018. (SEC File No. 000-24206)

10.3(c)†
Form of Notice of Award of Restricted Stock for the Penn National Gaming, Inc. 2018 Long Term Incentive Compensation Plan, as amended, is hereby incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-8 filed on August 8, 2018. (SEC File No. 000-24206)

10.3(d)†
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
Form of Notice of Award of Restricted Stock for Performance Share Program under the Penn National Gaming, Inc. 2018 Long Term Incentive Compensation Plan, as amended, is hereby incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-8 filed on August 8, 2018. (SEC File No. 000-24206)

10.3(g)†
Penn National Gaming, Inc. Performance Share Program II under the Penn National Gaming, Inc. 2018 Long Term Incentive Compensation Plan, as amended, is hereby incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 21, 2019. (SEC File No. 000-24206)

10.3(g)(i)†
Form of Combination Award Certificate for the Penn National Gaming, Inc. Performance Share Program II under the Penn National Gaming, Inc. 2018 Long Term Incentive Compensation Plan, as amended, is hereby incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 21, 2019. (SEC File No. 000-24206)

10.3(h)†
Form of Notice of Performance Award Terms and Criteria under the Performance Share Programs pursuant to the Penn National Gaming, Inc. 2018 Long Term Incentive Compensation Plan is hereby incorporated by reference to Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2020. (SEC File No. 000-24206)

10.3(i)†
Form of Electronic Non-Qualified Stock Option Award Agreement under the Penn National Gaming, Inc. 2018 Long Term Incentive Compensation Plan, as amended, is hereby incorporated by reference to Exhibit 10.3(h) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. (SEC File No. 000-24206)

10.3(j)†
Form of Electronic Restricted Stock Award Agreement (2020) under the Penn National Gaming, Inc. 2018 Long Term Incentive Compensation Plan, as amended, is hereby incorporated by reference to Exhibit 10.3(i) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. (SEC File No. 000-24206)

Exhibit
Number	Description of Exhibit
10.3(k)†
Form of Electronic Phantom Stock Unit Award Agreement (cash settled) (2020) under the Penn National Gaming, Inc. 2018 Long Term Incentive Compensation Plan, as amended, is hereby incorporated by reference to Exhibit 10.3(j) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. (SEC File No. 000-24206)

10.3(l)†
Form of Electronic Phantom Stock Unit Award Agreement (stock settled) (2020) under the Penn National Gaming, Inc. 2018 Long Term Incentive Compensation Plan, as amended, is hereby incorporated by reference to Exhibit 10.3(k) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. (SEC File No. 000-24206)

10.3(m)†
Form of Electronic Stock Appreciation Right Award Agreement (2020) under the Penn National Gaming, Inc. 2018 Long Term Incentive Compensation Plan, as amended, is hereby incorporated by reference to Exhibit 10.3(l) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. (SEC File No. 000-24206)

10.3(n)†
Form of Electronic Restricted Stock Unit Award Agreement (2020) under the Penn National Gaming, Inc. 2018 Long Term Incentive Compensation Plan, as amended, is hereby incorporated by reference to Exhibit 10.3(m) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. (SEC File No. 000-24206)

10.4†
Executive Agreement, dated July 30, 2019, between Penn National Gaming, Inc. and Jay A. Snowden is hereby incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 1, 2019. (SEC File No. 000-24206)

10.4(a)†
First Amendment to Executive Agreement, dated March 27, 2020, between Penn National Gaming, Inc. and Jay A. Snowden is hereby incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 30, 2020. (SEC File No. 000-24206)

10.4(b)†
Second Amendment to Executive Agreement, dated October 1, 2020, between Penn National Gaming, Inc. and Jay A. Snowden is hereby incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 2, 2020. (SEC File No. 000-24206)

10.5†
Executive Agreement, dated August 28, 2018 and effective as of June 13, 2018, by and between Penn National Gaming, Inc. and Timothy J. Wilmott is hereby incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 29, 2018. (SEC File No. 000-24206)

10.5(a)†
Separation and Transition Agreement and General Release, dated February 27, 2020, between Penn National Gaming, Inc. and Timothy J. Wilmott is hereby incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 28, 2020. (SEC File No. 000-24206)

10.6†
Executive Agreement, dated as of December 31, 2020 and effective as of December 31, 2020 by and between Penn National Gaming, Inc. and Felicia Hendrix is hereby incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on January 4, 2021.

10.7†
Executive Agreement, dated January 22, 2020, between Penn National Gaming, Inc. and David Williams is hereby incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 24, 2020. (SEC File No. 000-24206)

10.7(a)†
First Amendment to Executive Agreement, dated March 27, 2020, between Penn National Gaming, Inc. and David Williams is hereby incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 30, 2020. (SEC File No. 000-24206)

10.7(b)†
Second Amendment to Executive Agreement, dated October 1, 2020, between Penn National Gaming, Inc. and David Williams is hereby incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on October 2, 2020. (SEC File No. 000-24206)

10.7(c)†
Separation Agreement and General Release, dated December 30, 2020, by and between Penn National Gaming, Inc. and Dave Williams is hereby incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 4, 2021 (SEC File No. 000-24206)

Exhibit
Number	Description of Exhibit

10.8†
Executive Agreement between Penn National Gaming, Inc. and William J. Fair entered into on September 24, 2019 is hereby incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 26, 2019. (SEC File No. 000-24206)

10.8(a)†
First Amendment to Executive Agreement, dated January 23, 2020, between Penn National Gaming, Inc. and William J. Fair is hereby incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on January 24, 2020. (SEC File No. 000-24206)

10.8(b)†
Separation Agreement and General Release, dated April 10, 2020 between Penn National Gaming, Inc. and William J. Fair is hereby incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2020. (SEC File No. 000-24206)

10.9*†	Executive Agreement, dated as of December 30, 2019 and effective as of January 1, 2020, by Penn National Gaming, Inc. and Todd George.

10.10*†	Executive Agreement, dated November 17, 2020, between Penn National Gaming, Inc. and Harper Ko.

10.11†
Executive Agreement, dated as of December 10, 2018 and effective as of December 13, 2018, by and between Penn National Gaming, Inc. and Carl Sottosanti is hereby incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 13, 2018. (SEC File No. 000-24206)

10.11(a)†
First Amendment to Executive Agreement, dated March 27, 2020, between Penn National Gaming, Inc. and Carl Sottosanti is hereby incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on March 30, 2020. (SEC File No. 000-24206)

10.11(b)†
Second Amendment to Executive Agreement, dated October 1, 2020, between Penn National Gaming, Inc. and Carl Sottosanti is hereby incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on October 2, 2020. (SEC File No. 000-24206)

10.11(c)†
Retirement and Transition Agreement and General Release, dated November 17, 2020, by and between Penn National Gaming, Inc. and Carl Sottosanti is hereby incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 20, 2020. (SEC File No. 000-24206)

10.12†
Executive Agreement, dated as of January 29, 2019 and effective as of October 15, 2018, by and between Penn National Gaming, Inc. and Christine LaBombard is hereby incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 31, 2019. (SEC File No. 000-24206)

10.13
Lease Agreement, dated March 31, 1995 between Wyomissing Professional Center III, LP and Penn National Gaming, Inc., as amended by certain amendments dated April 15, 1997, October 30, 1997, April 23, 1998, November 16, 1999, August 21, 2000, April 5, 2005, November 20, 2007, and May 25, 2012, respectively is hereby incorporated by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. (SEC File No. 000-24206)

10.14
Lease dated January 30, 2002 between Wyomissing Professional Center II, LP and Penn National Gaming, Inc. as amended by certain amendments dated May 23, 2002, December 4, 2002, January 29, 2003, October 19, 2010, May 25, 2012, and September 1, 2017, respectively, is hereby incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. (SEC File No. 000-24206)

10.15
Amended and Restated Lease dated April 5, 2005 between Wyomissing Professional Center, Inc. and Penn National Gaming, Inc. as amended by certain amendments dated April 20, 2006 and May 25, 2012, respectively, is hereby incorporated by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. (SEC File No. 000-24206)

10.16††
Master Lease between GLP Capital L.P. and Penn Tenant LLC dated November 1, 2013 (“Penn Master Lease”) is hereby incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on November 7, 2013. (SEC File No. 000-24206)

Exhibit
Number	Description of Exhibit
10.16(a)
First Amendment to the Penn Master Lease is hereby incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2014. (SEC File No. 000-24206)

10.16(b)
Second Amendment to the Penn Master Lease is hereby incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2014. (SEC File No. 000-24206)

10.16(c)
Third Amendment to the Penn Master Lease is hereby incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2016. (SEC File No. 000-24206)

10.16(d)
Fourth Amendment to the Penn Master Lease is hereby incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2017. (SEC File No. 000-24206)

10.16(e)
Fifth Amendment to the Penn Master Lease is hereby incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2018. (SEC File No. 000-24206)

10.16(f)
Sixth Amendment to the Penn Master Lease is hereby incorporated by reference to Exhibit 10.16 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended on September 30, 2018. (SEC File No. 000-24206)

10.16(g)
Seventh Amendment to the Penn Master Lease is hereby incorporated by reference to Exhibit 10.17 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended on September 30, 2018. (SEC File No. 000-24206)

10.16(h)
Eighth Amendment to the Penn Master Lease is hereby incorporated by reference to Exhibit 10.28(h) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018. (SEC File No. 000-24206)

10.17††
Master Lease, dated April 28, 2016, by and between PNK Entertainment, Inc. and Pinnacle Entertainment, Inc. (“PNK Master Lease”) is hereby incorporated by reference to Exhibit 2.2 to Pinnacle Entertainment, Inc.’s Current Report on Form 8-K filed on April 28, 2016. (SEC File No. 001-37666)

10.17(a)
First Amendment to PNK Master Lease, dated August 29, 2016, by and between Pinnacle MLS, LLC and Gold Merger Sub, LLC is hereby incorporated by reference to Exhibit 2.3 to Pinnacle Entertainment, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2016. (SEC File No. 001-37666)

10.17(b)
Second Amendment to PNK Master Lease, dated October 25, 2016, by and between Pinnacle MLS, LLC and Gold Merger Sub, LLC is hereby incorporated by reference to Exhibit 2.4 to Pinnacle Entertainment, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2016. (SEC File No. 001-37666)

10.17(c)
Third Amendment to PNK Master Lease, dated March 24, 2017, by and between Pinnacle MLS, LLC and Gold Merger Sub, LLC is hereby incorporated by reference to Exhibit 10.1 to Pinnacle Entertainment, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2017. (SEC File No. 001-37666)

10.17(d)††
Fourth Amendment to PNK Master Lease, dated as of October 15, 2018, by and between Pinnacle MLS, LLC and Gold Merger Sub, LLC is hereby incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on October 15, 2018. (SEC File No. 000-24206)

10.18
Guarantee of PNK Master Lease, dated as of October 15, 2018, by Penn National Gaming, Inc. is hereby incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on October 15, 2018. (SEC File No. 000-24206)

10.19††
Lease, dated as of April 16, 2020, by and between Tropicana Land LLC and Tropicana Las Vegas, Inc. is hereby incorporated by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K filed on April 20, 2020. (SEC File No. 000-24206)

Exhibit
Number	Description of Exhibit

10.20
Second Amendment and Refinancing Agreement, dated as of January 19, 2017, by and among Penn National Gaming, Inc., as borrower, the guarantors party thereto, the lenders party thereto, Bank of America, N.A., as swingline lender, Bank of America, N.A., as administrative agent and Bank of America, N.A., as collateral agent, is hereby incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on January 20, 2017. (SEC File No. 000-24206)

10.21
Amended and Restated Credit Agreement, dated as of January 19, 2017, by and among Penn National Gaming, Inc., as borrower, the guarantors from time to time party thereto, the lenders from time to time party thereto, Bank of America, N.A., as administrative agent, Bank of America, N.A., as collateral agent and the other parties thereto, is hereby incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on January 20, 2017. (SEC File No. 000-24206)

10.21(a)
First Amendment to Amended and Restated Credit Agreement dated as of February 23, 2018, among Penn National Gaming, Inc., certain subsidiaries of Penn National Gaming, Inc. party thereto as guarantors, each consenting lender and Bank of America, N.A., as letter of credit lender, swingline lender, administrative agent and collateral agent is hereby incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 28, 2018. (SEC File No. 000-24206)

10.21(b)
Second Amendment to Amended and Restated Credit Agreement dated as of April 14, 2020, by and among Penn National Gaming, Inc., the guarantors party thereto, the lenders party thereto and Bank of America, N.A., as letter of credit lender, swingline lender, administrative agent and collateral agent is hereby incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 20, 2020. (SEC File No. 000-24206)

10.21(c)††
Incremental Joinder Agreement No. 1, dated as of October 15, 2018, by and among Penn National Gaming, Inc., certain subsidiaries of Penn National Gaming, Inc. party thereto as guarantors, Bank of America, N.A., as letter of credit lender, swingline lender, administrative agent and collateral agent and the lenders party thereto is hereby incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 15, 2018. (SEC File No. 000-24206)

10.22
Lottery Gaming Facility Management Contract dated August 25, 2009 between the Kansas Lottery and Kansas Entertainment, LLC is hereby incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on February 19, 2010. (SEC File No. 000-24206)

10.23
Commercial Lease dated September 9, 1996 by and between State of Louisiana, State Land Office and PNK (Bossier City), Inc. (f/k/a Casino Magic of Louisiana, Corp.) is hereby incorporated by reference to Exhibit 10.23 to the Company’s Amendment No. 4 to Registration Statement on Form 10 filed on March 17, 2016. (SEC File No. 001-37666)

10.24
Second Amended and Restated Excursion Boat Sponsorship and Operations Agreement, dated November 18, 2004, between Iowa West Racing Association and Ameristar Casino Council Bluffs, Inc. is hereby incorporated by reference to Exhibit 10.25 to Pinnacle Entertainment, Inc.’s Amendment No. 4 to Registration Statement on Form 10 filed on March 17, 2016. (SEC File No. 001-37666)

10.24(a)
Amendment to Second Amended and Restated Excursion Boat Sponsorship and Operations Agreement, dated February 16, 2010, between Iowa West Racing Association and Ameristar Casino Council Bluffs, Inc. is hereby incorporated by reference to Exhibit 10.26 to Pinnacle Entertainment, Inc.’s Amendment No. 4 to Registration Statement on Form 10 filed on March 17, 2016. (SEC File No. 001-37666)

10.24(b)
Second Amendment to Second Amended and Restated Excursion Boat Sponsorship and Operations Agreement, dated May 16, 2017, between Iowa West Racing Association and Ameristar Casino Council Bluffs, LLC is hereby incorporated by reference to Exhibit 10.33 to Pinnacle Entertainment, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017. (SEC File No. 001-37666)

10.25††
Membership Interest Purchase Agreement, dated as of June 18, 2018, among VICI Properties Inc., Riverview Merger Sub Inc., Penn Tenant II, LLC and Penn National Gaming, Inc. is hereby incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 19, 2018. (SEC File No. 000-24206)

21.1*	Subsidiaries of the Registrant.

Exhibit
Number	Description of Exhibit
23.1*	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm.

31.1*	CEO Certification pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	PFO Certification pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	CEO Certification pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes‑ Oxley Act of 2002.

32.2**	PFO Certification pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

99.1*	Description of Governmental Regulation.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Inline XBRL File (included in Exhibit 101)

*	Filed herewith.
**	Furnished herewith.
***	Paper filing.
†	Management contract or compensatory plan or arrangement.
††	Annexes, schedules and/or exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. Penn National Gaming, Inc. agrees to furnish supplementally a copy of any omitted attachment to the SEC on a confidential basis upon request.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PENN NATIONAL GAMING, INC.
Dated:	February 26, 2021	By:	/s/ Jay A. Snowden
Jay A. Snowden
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jay A. Snowden	President, Chief Executive Officer and Director (Principal Executive Officer)	February 26, 2021
Jay A. Snowden

/s/ Christine LaBombard	Senior Vice President and Chief Accounting Officer (Principal Financial Officer and Principal Accounting Officer)	February 26, 2021
Christine LaBombard

/s/ David A. Handler	Director, Chairman of the Board	February 26, 2021
David A. Handler

/s/ John M. Jacquemin	Director	February 26, 2021
John M. Jacquemin

/s/ Marla Kaplowitz	Director	February 26, 2021
Marla Kaplowitz

/s/ Ronald J. Naples	Director	February 26, 2021
Ronald J. Naples

/s/ Saul V. Reibstein	Director	February 26, 2021
Saul V. Reibstein

/s/ Barbara Z. Shattuck Kohn	Director	February 26, 2021
Barbara Z. Shattuck Kohn

/s/ Jane Scaccetti	Director	February 26, 2021
Jane Scaccetti