Form 10-Q
period 2021-03-31
PENN NATIONAL GAMING INC
filed 2021-05-06
CIK 921738

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
As of April 30, 2021, the number of shares of the registrant’s common stock outstanding was 156,357,939.

PENN NATIONAL GAMING, INC. AND SUBSIDIARIES

PART I.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

PENN NATIONAL GAMING, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(in millions, except share and per share data)	March 31, 2021	December 31, 2020
Assets
Current assets
Cash and cash equivalents	$2,062.2	$1,853.8
Receivables, net	137.5	96.4
Prepaid expenses	112.2	103.5
Other current assets	35.8	31.3
Total current assets	2,347.7	2,085.0
Property and equipment, net	4,483.2	4,529.3
Investment in and advances to unconsolidated affiliates	275.8	266.8
Goodwill	1,157.1	1,157.1
Other intangible assets, net	1,511.9	1,513.5
Lease right-of-use assets	4,785.9	4,817.7
Other assets	326.6	297.9
Total assets	$14,888.2	$14,667.3

Liabilities
Current liabilities
Accounts payable	$26.7	$33.2
Current maturities of long-term debt	85.8	81.4
Current portion of financing obligations	36.7	36.0
Current portion of lease liabilities	137.7	134.3
Accrued expenses and other current liabilities	660.4	575.1
Total current liabilities	947.3	860.0
Long-term debt, net of current maturities, debt discount and debt issuance costs	2,289.5	2,231.2
Long-term portion of financing obligations	4,087.0	4,096.4
Long-term portion of lease liabilities	4,547.7	4,578.2
Deferred income taxes	134.6	126.3
Other long-term liabilities	126.3	119.4
Total liabilities	12,132.4	12,011.5
Commitments and contingencies (Note 12)
Stockholders’ equity
Series B Preferred stock ($0.01 par value, 1,000,000 shares authorized, no shares issued and outstanding)	—	—
Series C Preferred stock ($0.01 par value, 18,500 shares authorized, no shares issued and outstanding)	—	—
Series D Preferred stock ($0.01 par value, 5,000 shares authorized, 926 and 883 shares issued, and 775 and 883 shares outstanding)	24.2	23.1
Common stock ($0.01 par value, 200,000,000 shares authorized, 158,497,534 and 157,868,227 shares issued, and 156,330,141 and 155,700,834 shares outstanding)	1.6	1.6
Treasury stock, at cost, (2,167,393 shares held in both periods)	(28.4)	(28.4)
Additional paid-in capital	3,175.2	3,167.2
Retained earnings (accumulated deficit)	(416.3)	(507.3)
Total Penn National stockholders’ equity	2,756.3	2,656.2
Non-controlling interest	(0.5)	(0.4)
Total stockholders’ equity	2,755.8	2,655.8
Total liabilities and stockholders’ equity	$14,888.2	$14,667.3
See accompanying notes to the Consolidated Financial Statements.

PENN NATIONAL GAMING, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	For the three months ended March 31,
(in millions, except per share data)	2021	2020
Revenues
Gaming	$1,082.0	$902.9
Food, beverage, hotel and other	192.9	213.2
Total revenues	1,274.9	1,116.1
Operating expenses
Gaming	527.8	500.9
Food, beverage, hotel and other	123.1	157.0
General and administrative	326.2	307.0
Depreciation and amortization	81.3	95.7
Impairment losses	—	616.1
Total operating expenses	1,058.4	1,676.7
Operating income (loss)	216.5	(560.6)
Other income (expenses)
Interest expense, net	(135.7)	(129.8)
Income from unconsolidated affiliates	9.6	4.1
Other	21.1	(21.8)
Total other expenses	(105.0)	(147.5)
Income (loss) before income taxes	111.5	(708.1)
Income tax benefit (expense)	(20.6)	99.5
Net income (loss)	90.9	(608.6)
Less: Net loss attributable to non-controlling interest	0.1	—
Net income (loss) attributable to Penn National	$91.0	$(608.6)

Comprehensive income (loss)	$90.9	$(608.6)
Less: Comprehensive loss attributable to non-controlling interest	0.1	—
Comprehensive income (loss) attributable to Penn National	$91.0	$(608.6)

Earnings (loss) per share:
Basic earnings (loss) per share	$0.58	$(5.26)
Diluted earnings (loss) per share	$0.55	$(5.26)

Weighted-average common shares outstanding—basic	155.7	115.7
Weighted-average common shares outstanding—diluted	172.8	115.7
See accompanying notes to the Consolidated Financial Statements.

PENN NATIONAL GAMING, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(UNAUDITED)

	Three Months Ended March 31, 2021 and 2020
	Preferred Stock		Common Stock		Treasury Stock	Addi- tional Paid-In Capital	Retained Earnings (Accum- ulated Deficit)	Total Penn National Stock- holders’ Equity	Non-Control- ling Interest	Total Stock- holders’ Equity
(in millions, except share data)	Shares	Amount	Shares	Amount
Balance as of January 1, 2021	883	$23.1	155,700,834	$1.6	$(28.4)	$3,167.2	$(507.3)	$2,656.2	$(0.4)	$2,655.8
Share-based compensation arrangements	—	—	478,107	—	—	4.0	—	4.0	—	4.0
Share issuance (Note 13)	43	5.1	—	—	—	—	—	5.1	—	5.1
Conversion of Preferred Stock (Note 13)	(151)	(4.0)	151,200	—	—	4.0	—	—	—	—
Net income (loss)	—	—	—	—	—	—	91.0	91.0	(0.1)	90.9
Balance as of March 31, 2021	775	$24.2	156,330,141	$1.6	$(28.4)	$3,175.2	$(416.3)	$2,756.3	$(0.5)	$2,755.8

Balance as of January 1, 2020	—	$—	115,958,259	$1.2	$(28.4)	$1,718.3	$161.6	$1,852.7	$(0.8)	$1,851.9
Share-based compensation arrangements	—	—	835,463	—	—	10.6	—	10.6	—	10.6
Barstool Sports Investment (Note 10)	883	23.1	—	—	—	—	—	23.1	—	23.1
Cumulative-effect adjustment upon adoption of ASU 2016-13	—	—	—	—	—	—	0.6	0.6	—	0.6
Net Loss	—	—	—	—	—	—	(608.6)	(608.6)	—	(608.6)
Balance as of March 31, 2020	883	$23.1	116,793,722	$1.2	$(28.4)	$1,728.9	$(446.4)	$1,278.4	$(0.8)	$1,277.6
See accompanying notes to the Consolidated Financial Statements.

PENN NATIONAL GAMING, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the three months ended March 31,
(in millions)	2021	2020
Operating activities
Net income (loss)	$90.9	$(608.6)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	81.3	95.7
Amortization of debt discount and debt issuance costs	5.5	2.0
Noncash operating lease expense	35.5	22.0
Change in fair value of contingent purchase price	(0.1)	(2.2)
Holding (gain) loss on equity securities	(26.2)	21.8
Change in fair value in puts/calls associated with our Barstool Sports investment	4.6	—
Loss (gain) on sale or disposal of property and equipment	(0.1)	0.6
Income from unconsolidated affiliates	(9.6)	(4.1)
Return on investment from unconsolidated affiliates	5.5	8.7
Deferred income taxes	8.3	(67.4)
Stock-based compensation	4.2	6.0
Impairment losses	—	616.1
Changes in operating assets and liabilities, net of businesses acquired
Accounts receivable	(41.1)	39.3
Prepaid expenses and other current assets	(28.5)	(4.3)
Other assets	(1.6)	6.5
Accounts payable	(10.6)	29.1
Accrued expenses	70.9	(101.4)
Income taxes	20.2	(31.7)
Operating lease liabilities	(31.1)	(31.4)
Other current and long-term liabilities	2.5	(29.9)
Net cash provided by (used in) operating activities	180.5	(33.2)
Investing activities
Capital expenditures	(25.7)	(42.8)
Consideration paid for Barstool Sports investment	—	(135.0)
Consideration paid for acquisitions of businesses, net of cash acquired	—	(3.0)
Other	(1.6)	(2.6)
Net cash used in investing activities	(27.3)	(183.4)

	For the three months ended March 31,
(in millions)	2021	2020
Financing activities
Proceeds from revolving credit facility	—	540.0
Repayments on revolving credit facility	—	(10.0)
Principal payments on long-term debt	(16.1)	(11.7)
Proceeds from other long-term obligations	72.5	—
Payments of other long-term obligations	(0.7)	(8.4)
Principal payments on financing obligations	(8.7)	(13.5)
Principal payments on finance leases	(1.7)	(1.6)
Proceeds from exercise of options	5.7	4.6
Proceeds from insurance financing	23.1	15.7
Payments on insurance financing	(9.2)	(6.3)
Other	(4.8)	—
Net cash provided by financing activities	60.1	508.8
Change in cash, cash equivalents, and restricted cash	213.3	292.2
Cash, cash equivalents and restricted cash at the beginning of the year	1,870.4	455.2
Cash, cash equivalents and restricted cash at the end of the period	$2,083.7	$747.4

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$2,062.2	$730.7
Restricted cash included in Other current assets	20.2	14.4
Restricted cash included in Other assets	1.3	2.3
Total cash, cash equivalents and restricted cash	$2,083.7	$747.4

Supplemental disclosure:
Cash paid for interest, net of amounts capitalized	$138.8	$135.6
Cash refunds related to income taxes, net	$(8.8)	$(1.1)

Non-cash investing and financing activities:
Commencement of operating leases	$5.7	$1.0
Accrued capital expenditures	$15.6	$7.4
See accompanying notes to the Consolidated Financial Statements.

PENN NATIONAL GAMING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1—Organization and Basis of Presentation
Organization: Penn National Gaming, Inc., together with its subsidiaries (“Penn National,” the “Company,” “we,” “our,” or “us”), is a leading, diversified, multi-jurisdictional owner and manager of gaming and racing properties, online gaming, retail and online sports betting operations, and video gaming terminal (“VGT”) operations. Our wholly-owned interactive division, Penn Interactive Ventures, LLC (“Penn Interactive”), operates retail sports betting across the Company’s portfolio, as well as online sports betting, online social casino, bingo and online casinos (“iGaming”). The Company holds a 36% (inclusive of 1% on a delayed basis) equity interest in Barstool Sports, Inc. (“Barstool Sports”), a leading digital sports, entertainment, lifestyle and media company, and entered into a strategic relationship with Barstool Sports, whereby Barstool Sports will exclusively promote the Company's land-based retail sportsbooks, iGaming products and online sports betting products, including the Barstool Sportsbook mobile app, to its national audience. We launched an online sports betting app called Barstool Sports in Pennsylvania, Michigan and Illinois. We also operate iGaming in Pennsylvania and Michigan. Our mychoice® customer loyalty program (the "mychoice program") currently has over 20 million members and provides such members with various benefits, including complimentary goods and/or services. The Company’s strategy continues to evolve from an owner and manager of gaming and racing properties into an omni-channel provider of retail and online gaming and sports betting entertainment.
As of March 31, 2021, we owned, managed, or had ownership interests in 41 gaming and racing properties in 19 states and were licensed to offer live sports betting at our properties in Colorado, Illinois, Indiana, Iowa, Michigan, Mississippi, Nevada, Pennsylvania, and West Virginia. The majority of the real estate assets (i.e., land and buildings) used in our operations are subject to triple net master leases, the most significant of which are the Penn Master Lease and the Pinnacle Master Lease (as such terms are defined in Note 9, “Leases,” and collectively referred to as the “Master Leases”), with Gaming and Leisure Properties, Inc. (Nasdaq: GLPI) (“GLPI”), a real estate investment trust (“REIT”).
Update on the Impact of the COVID-19 Pandemic: As of March 31, 2021, with the exception of Valley Race Park, all of our properties have reopened. Zia Park, which reopened on March 5, 2021, was subsequently ordered by the New Mexico State Health Department to temporarily close from April 8, 2021 through April 20, 2021.
Basis of Presentation: The unaudited Consolidated Financial Statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial information and with the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and notes required by GAAP for complete consolidated financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.
Results of operations and cash flows for the interim periods presented herein are not necessarily indicative of the results that would be achieved during a full year of operations or in future periods. These unaudited Consolidated Financial Statements and notes thereto should be read in conjunction with the Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

Note 2—Significant Accounting Policies
Principles of Consolidation: The unaudited Consolidated Financial Statements include the accounts of Penn National Gaming, Inc. and its subsidiaries. Investments in and advances to unconsolidated affiliates that do not meet the consolidation criteria of the authoritative guidance for voting interest entities or variable interest entities (“VIEs”) are accounted for under the equity method. All intercompany accounts and transactions have been eliminated in consolidation.
Use of Estimates: The preparation of unaudited Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect (i) the reported amounts of assets and liabilities, (ii) the disclosure of contingent assets and liabilities at the date of the financial statements, and (iii) the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates.

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

	Location	Real Estate Assets Lease or Ownership Structure
Northeast segment
Ameristar East Chicago	East Chicago, Indiana	Pinnacle Master Lease
Greektown Casino-Hotel	Detroit, Michigan	Greektown Lease
Hollywood Casino Bangor	Bangor, Maine	Penn Master Lease
Hollywood Casino at Charles Town Races	Charles Town, West Virginia	Penn Master Lease
Hollywood Casino Columbus	Columbus, Ohio	Penn Master Lease
Hollywood Casino Lawrenceburg	Lawrenceburg, Indiana	Penn Master Lease
Hollywood Casino at Penn National Race Course(1)	Grantville, Pennsylvania	Penn Master Lease
Hollywood Casino Toledo	Toledo, Ohio	Penn Master Lease
Hollywood Gaming at Dayton Raceway	Dayton, Ohio	Penn Master Lease
Hollywood Gaming at Mahoning Valley Race Course	Youngstown, Ohio	Penn Master Lease
Marquee by Penn (2)	Pennsylvania	N/A
Meadows Racetrack and Casino	Washington, Pennsylvania	Meadows Lease
Plainridge Park Casino	Plainville, Massachusetts	Pinnacle Master Lease

South segment
1st Jackpot Casino	Tunica, Mississippi	Penn Master Lease
Ameristar Vicksburg	Vicksburg, Mississippi	Pinnacle Master Lease
Boomtown Biloxi	Biloxi, Mississippi	Penn Master Lease
Boomtown Bossier City	Bossier City, Louisiana	Pinnacle Master Lease
Boomtown New Orleans	New Orleans, Louisiana	Pinnacle Master Lease
Hollywood Casino Gulf Coast	Bay St. Louis, Mississippi	Penn Master Lease
Hollywood Casino Tunica	Tunica, Mississippi	Penn Master Lease
L’Auberge Baton Rouge	Baton Rouge, Louisiana	Pinnacle Master Lease
L’Auberge Lake Charles	Lake Charles, Louisiana	Pinnacle Master Lease
Margaritaville Resort Casino	Bossier City, Louisiana	Margaritaville Lease

West segment
Ameristar Black Hawk	Black Hawk, Colorado	Pinnacle Master Lease
Cactus Petes and Horseshu	Jackpot, Nevada	Pinnacle Master Lease
M Resort	Henderson, Nevada	Penn Master Lease
Tropicana Las Vegas	Las Vegas, Nevada	Tropicana Lease
Zia Park Casino	Hobbs, New Mexico	Penn Master Lease

Midwest segment
Ameristar Council Bluffs	Council Bluffs, Iowa	Pinnacle Master Lease
Argosy Casino Alton (3)	Alton, Illinois	Penn Master Lease
Argosy Casino Riverside	Riverside, Missouri	Penn Master Lease
Hollywood Casino Aurora	Aurora, Illinois	Penn Master Lease
Hollywood Casino Joliet	Joliet, Illinois	Penn Master Lease
Hollywood Casino at Kansas Speedway (4)	Kansas City, Kansas	Owned - JV
Hollywood Casino St. Louis	Maryland Heights, Missouri	Penn Master Lease
Prairie State Gaming (2)	Illinois	N/A
River City Casino	St. Louis, Missouri	Pinnacle Master Lease
(1)Our two Category 4 developments, Hollywood Casino York and Hollywood Casino Morgantown, are included with Hollywood Casino at Penn National Race Course.
(2)VGT route operations
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
Complimentaries Associated with Gaming Contracts
Food, beverage, hotel, and other services furnished to patrons for free as an inducement to gamble or through the redemption of our customers’ loyalty points are recorded as food, beverage, hotel and other revenues, at their estimated standalone selling prices with an offset recorded as a reduction to gaming revenues. The cost of providing complimentary goods and services to patrons as an inducement to gamble as well as for the fulfillment of our loyalty point obligation is included in food, beverage, hotel and other expenses. Revenues recorded to food, beverage, hotel and other and offset to gaming revenues were as follows:

	For the three months ended March 31,
(in millions)	2021	2020
Food and beverage	$36.1	$54.0
Hotel	26.4	30.9
Other	1.9	3.2
Total complimentaries associated with gaming contracts	$64.4	$88.1
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
Our mychoice program allows members to utilize their reward membership card to earn loyalty points that are redeemable for slot play and complimentaries, such as food and beverage at our restaurants, lodging at our hotels and products offered at our retail stores across the vast majority of our properties. In addition, members of the mychoice program earn credit toward tier status, which entitles them to receive certain other benefits, such as gifts. The obligation associated with our mychoice program, which is included in “Accrued expenses and other current liabilities” within our unaudited Consolidated Balance Sheets, was $39.0 million and $35.8 million as of March 31, 2021 and December 31, 2020, respectively, and consisted principally of the obligation associated with the loyalty points. Our loyalty point obligations are generally settled within six months of issuance; however, as a result of the COVID-19 pandemic and resulting temporary closures, loyalty point obligations may take longer to settle. Changes between the opening and closing balances primarily relate to the timing of our customers’ election to redeem loyalty points as well as the timing of when our customers receive their earned tier status benefits.
The Company’s advance payments on goods and services yet to be provided and for unpaid wagers primarily consist of the following: (i) deposits on rooms and convention space, (ii) money deposited on behalf of a customer in advance of their property visit (referred to as “safekeeping” or “front money”), (iii) money deposited in an online wallet not yet wagered or wagered and not yet withdrawn, (iv) outstanding tickets generated by slot machine play or pari-mutuel wagering, (v) outstanding chip liabilities, (vi) unclaimed jackpots, and (vii) gift cards redeemable at our properties. Unpaid wagers primarily relate to the Company’s obligation to settle outstanding slot tickets, pari-mutuel racing tickets, gaming chips with customers and future withdrawals from online wallets. Unpaid wagers generally represent obligations stemming from prior wagering events, of which revenue was previously recognized. The Company’s advance payments on goods and services yet to be provided and for unpaid wagers were $63.6 million and $47.1 million as of March 31, 2021 and December 31, 2020, respectively, of which $0.5 million was classified as long-term as of both March 31, 2021 and December 31, 2020. The current portion and long-term portion of our advance payments on goods and services yet to be provided and for unpaid wagers are included in “Accrued expenses and other current liabilities” and “Other long-term liabilities” within our unaudited Consolidated Balance Sheets, respectively.
Penn Interactive enters into multi-year agreements with sports betting operators for online sports betting and related iGaming market access across our portfolio of properties, from which we received cash and equity securities, including ordinary shares and warrants, specific to two operator agreements. Deferred revenue associated with third-party sports betting operators for online sports betting and related iGaming market access, which is included in “Other long-term liabilities” within our unaudited Consolidated Balance Sheets, was $54.8 million and $52.7 million as of March 31, 2021 and December 31, 2020, respectively.

Gaming and Racing Taxes: We are subject to gaming and pari-mutuel taxes based on gross gaming revenue and pari-mutuel revenue in the jurisdictions in which we operate. The Company primarily recognizes gaming and pari-mutuel tax expense based on the statutorily required percentage of revenue that is required to be paid to state and local jurisdictions in the states where or in which the wagering occurs. For the three months ended March 31, 2021, these expenses, which were recorded in gaming expense within the unaudited Consolidated Statements of Operations and Comprehensive Income (Loss), were $417.9 million, respectively, as compared to $336.3 million for the three months ended March 31, 2020.
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
Holders of the Company’s Series D Preferred Stock (as defined in Note 10, “Investments in and Advances to Unconsolidated Affiliates”) are entitled to participate equally and ratably in all dividends and distributions paid to holders of Penn Common Stock irrespective of any vesting requirement. Accordingly, the Series D Preferred Stock shares are considered a participating security and the Company is required to apply the two-class method to consider the impact of the preferred shares on the calculation of basic and diluted EPS. The holders of the Company’s Series D Preferred Stock are not obligated to absorb losses; therefore, in reporting periods where the Company is in a net loss position, it does not apply the two-class method. In reporting periods where the Company is in a net income position, the two-class method is applied by allocating all earnings during the period to common shares and preferred shares. See Note 14, “Earnings (Loss) per Share,” for more information.

Note 3—New Accounting Pronouncements
Accounting Pronouncements to be Implemented
In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting” (“ASU 2020-04”). ASU 2020-04 provides an optional expedient and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. In response to the concerns about structural risks of interbank offered rates and, particularly, the risk of cessation of the London Interbank Offered Rate (referred to as “LIBOR”), regulators in several jurisdictions around the world have undertaken reference rate reform initiatives to identify alternative reference rates that are more observable or transaction-based and less susceptible to manipulation. ASU 2020-04 also provides companies with optional guidance to ease the potential accounting burden associated with transitioning away from reference rates that are expected to be discontinued. ASU 2020-04 can be adopted no later than December 1, 2022 with early adoption permitted. The interest rates associated with the Company’s borrowings under its Senior Secured Credit Facilities (as defined in Note 8, “Long-term Debt”) are tied to LIBOR. The Company is currently evaluating the impact of the adoption of ASU 2020-04 on our Consolidated Financial Statements.
In August 2020, The FASB issued ASU 2020-06, “Debt—Debt with Conversion and Other Options (Topic 470) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Topic 814): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (“ASU 2020-06”). ASU 2020-06 eliminates the number of accounting models used to account for convertible debt instruments and convertible preferred stock. The update also amends the disclosure requirements for convertible instruments and EPS in an effort to increase financial reporting transparency. ASU 2020-06 will be effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the impact of the adoption of ASU 2020-06 on our Consolidated Financial Statements.
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
The Company recorded a receivable relating to our estimate of repairs and maintenance costs which have been incurred and property and equipment which have been written off, and for which we deem the recovery of such costs and property and equipment from our insurers to be probable. The insurance recovery receivable is included in “Receivables” within the unaudited Consolidated Balance Sheets. As we deem it is probable that the proceeds to be recovered from our insurers exceeds the total of our insurance recovery recorded and our insurers’ deductible and coinsurance, we did not record any loss associated with the impact of this natural disaster. Timing differences are likely to exist between the recognition of (i) impairment losses and capital expenditures made to repair or restore the assets and (ii) the receipt of insurance proceeds within the unaudited Consolidated Financial Statements.
As of March 31, 2021 and December 31, 2020, the amount of the receivable was $27.0 million and $23.0 million, respectively. During the three months ended March 31, 2021, no proceeds were received from our insurers and we identified an additional $4.0 million of costs related to our policy claim. We continue to be in the process of quantifying the claim amount under the policies to be submitted to our insurers.
We will record proceeds in excess of the recognized losses and lost profits under our business interruption insurance as a gain contingency in accordance with ASC 450, “Contingencies,” which we expect to recognize at the time of final settlement or when nonrefundable cash advances are made in a period subsequent to March 31, 2021.
The following table summarizes the financial impact of Hurricane Laura related matters:

(in millions)	March 31, 2021	December 31, 2020
Insurance Proceeds	$47.5	$47.5
Deductible	$15.0	$15.0
Coinsurance	$2.5	$2.5
Clean-up and Restoration Costs	$51.1	$47.1
Fixed Asset Write-off	$23.2	$23.2
Inventory Write-off	$0.2	$0.2
Insurance Receivable	$27.0	$23.0

Note 5—Revenue Disaggregation
We generate revenues at our owned, managed or operated properties principally by providing the following types of services: (i) gaming, including iGaming; (ii) food and beverage; (iii) hotel; and (iv) other. Other revenues are principally comprised of ancillary gaming-related activities, such as commissions received on ATM transactions, racing, and Penn Interactive’s social gaming. In addition, we assess our revenues based on geographic location of the related properties, which is consistent with our reportable segments (see Note 16, “Segment Information,” for further information). Our revenue disaggregation by type of revenue and geographic location was as follows:

	For the three months ended March 31, 2021
(in millions)	Northeast	South	West	Midwest	Other	Intersegment Eliminations (1)	Total
Revenues:
Gaming	$527.0	$245.4	$69.1	$216.9	$23.6	$—	$1,082.0
Food and beverage	20.9	23.1	11.9	7.0	0.1	—	63.0
Hotel	5.8	19.6	12.5	5.9	—	—	43.8
Other	17.2	7.8	3.1	4.9	64.2	(11.1)	86.1
Total revenues	$570.9	$295.9	$96.6	$234.7	$87.9	$(11.1)	$1,274.9

	For the three months ended March 31, 2020
(in millions)	Northeast	South	West	Midwest	Other	Intersegment Eliminations (1)	Total
Revenues:
Gaming	$458.7	$168.6	$71.9	$196.2	$7.6	$(0.1)	$902.9
Food and beverage	33.9	29.7	23.5	17.8	0.2	—	105.1
Hotel	8.8	17.8	25.8	8.2	—	—	60.6
Other	19.3	7.2	5.4	5.9	12.5	(2.8)	47.5
Total revenues	$520.7	$223.3	$126.6	$228.1	$20.3	$(2.9)	$1,116.1
(1)     Primarily represents the elimination of intersegment revenues associated with our internally-branded retail sportsbooks, which are operated by Penn Interactive.

Note 6—Acquisitions and Dispositions
Sam Houston Race Park and Valley Race Park
On March 15, 2021, the Company entered into a purchase agreement with PM Texas Holdings, LLC for the purchase of the remaining 50% ownership interest in the Sam Houston Race Park in Houston, Texas, the Valley Race Park in Harlingen, Texas, and a license to operate a racetrack in Austin, Texas. The purchase price consisted of $56.0 million, comprised of $42.0 million in cash and $14.0 million of the Company's common equity, as well as a contingent consideration. The contingent consideration will be triggered in the event the State of Texas establishes a statutory framework authorizing land-based gaming or online gaming operations in the state prior to the ten-year anniversary of the closing date. The transaction is expected to close in the second quarter of 2021.

Tropicana Las Vegas
On April 16, 2020, we sold the real estate assets associated with our Tropicana property to GLPI in exchange for rent credits of $307.5 million and utilized them to pay rent under our existing Master Leases and the Meadows Lease beginning in May 2020. Contemporaneous with the sale, the Company entered into the Tropicana Lease (as defined and discussed in Note 9, “Leases”). Pursuant to the purchase agreement, GLPI would conduct a sale process with respect to both the real estate assets and the operations of Tropicana for up to 24 months (the “Sale Period”), with the Company receiving (i) 75% of the proceeds above $307.5 million plus certain taxes, expenses and costs if an agreement for such sale is signed in the first 12 months of the Sale Period or (ii) 50% of the proceeds above $307.5 million plus certain taxes, expenses and costs if an agreement for such sale is signed in the remainder of the Sale Period.
On April 13, 2021, GLPI announced that it entered into a binding term sheet with Bally’s Corporation (“Bally’s”) whereby Bally’s plans to acquire both GLPI’s non-land real estate assets and Penn’s outstanding equity interests in Tropicana Las Vegas Hotel and Casino, Inc., which has the gaming license and operates the Tropicana, for an aggregate cash acquisition price of $150.0 million. GLPI will retain ownership of the land and will concurrently enter into a 50-year ground lease with initial annual rent of $10.5 million. This transaction is expected to close in early 2022, subject to Penn, GLPI and Bally's entering into definitive agreements and regulatory approval.
Hollywood Casino Perryville
On December 15, 2020, the Company entered into a definitive agreement with GLPI to purchase the operations of Hollywood Casino Perryville for $31.1 million. The transaction is expected to close early in the third quarter of 2021, subject to approval of the Maryland Lottery and Gaming Control Commission and other customary closing conditions. Simultaneous with the closing of the transaction, we would lease the real estate assets associated with Hollywood Casino Perryville from GLPI with initial annual rent of $7.8 million per year subject to escalation.

Note 7—Goodwill and Other Intangible Assets
A reconciliation of goodwill and accumulated goodwill impairment losses, by reportable segment, is as follows:

(in millions)	Northeast	South	West	Midwest	Other	Total
Balance as of December 31, 2020
Goodwill, gross	$914.3	$236.6	$216.8	$1,116.7	$155.5	$2,639.9
Accumulated goodwill impairment losses	(761.4)	(61.0)	(16.6)	(556.1)	(87.7)	(1,482.8)
Goodwill, net	$152.9	$175.6	$200.2	$560.6	$67.8	$1,157.1

Balance as of March 31, 2021
Goodwill, gross	$914.3	$236.6	$216.8	$1,116.7	$155.5	$2,639.9
Accumulated goodwill impairment losses	(761.4)	(61.0)	(16.6)	(556.1)	(87.7)	(1,482.8)
Goodwill, net	$152.9	$175.6	$200.2	$560.6	$67.8	$1,157.1
There were no impairment charges recorded to goodwill during the three months ended March 31, 2021.
2020 Assessment for Impairment
During the first quarter of 2020, we identified an indicator of impairment on our goodwill and other intangible assets due to the COVID-19 pandemic. As a result of the COVID-19 pandemic, we revised our cash flow projections to reflect the current economic environment, including the uncertainty surrounding the nature, timing and extent of reopening our gaming properties. As a result of the interim assessment for impairment, during the first quarter of 2020, we recognized impairments on our goodwill, gaming licenses, and trademarks of $113.0 million, $437.0 million, and $61.5 million, respectively. The estimated fair values of the reporting units were determined through a combination of a discounted cash flow model and a market-based approach, which utilized Level 3 inputs. The estimated fair values of the gaming licenses and trademarks were determined by using discounted cash flow models, which utilized Level 3 inputs.
The goodwill impairments pertained to our Northeast, South, and Midwest segments, in the amounts of $43.5 million, $9.0 million and $60.5 million, respectively. The gaming license impairments pertained to our Northeast, South, and Midwest segments in the amounts of $177.0 million, $166.0 million and $94.0 million, respectively. The trademark impairments pertained to our Northeast, South, Midwest, and West segments, in the amounts of $17.0 million, $17.0 million, $15.0 million, and $12.5 million, respectively.
The table below presents the gross carrying amount, accumulated amortization and net carrying amount of each major class of other intangible assets:

	March 31, 2021			December 31, 2020
(in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Indefinite-lived intangible assets
Gaming licenses	$1,246.4	$—	$1,246.4	$1,246.1	$—	$1,246.1
Trademarks	240.9	—	240.9	240.9	—	240.9
Other	0.7	—	0.7	0.7	—	0.7
Amortizing intangible assets
Customer relationships	106.9	(86.7)	20.2	106.9	(85.2)	21.7
Other	39.9	(36.2)	3.7	39.6	(35.5)	4.1
Total other intangible assets	$1,634.8	$(122.9)	$1,511.9	$1,634.2	$(120.7)	$1,513.5

There were no impairment charges recorded to other intangible assets for the three months ended March 31, 2021.

Amortization expense related to our amortizing intangible assets was $2.2 million and $6.1 million for the three months ended March 31, 2021 and 2020, respectively. The following table presents the estimated amortization expense based on our amortizing intangible assets as of March 31, 2021 (in millions):

Years ending December 31,
2021 (excluding the three months ended March 31, 2021)	$5.4
2022	5.6
2023	4.2
2024	3.7
2025	3.0
Thereafter	2.0
Total	$23.9

Note 8—Long-term Debt
The table below presents long-term debt, net of current maturities:

(in millions)	March 31, 2021	December 31, 2020
Senior Secured Credit Facilities:
Revolving Credit Facility due 2023	$—	$—
Term Loan A Facility due 2023	623.6	636.9
Term Loan B-1 Facility due 2025	988.4	991.2
5.625% Notes due 2027	400.0	400.0
2.75% Convertible Notes due 2026	330.5	330.5
Other long-term obligations	146.3	73.0
	2,488.8	2,431.6
Less: Current maturities of long-term debt	(85.8)	(81.4)
Less: Debt discount	(83.1)	(86.2)
Less: Debt issuance costs	(30.4)	(32.8)
	$2,289.5	$2,231.2
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
On October 15, 2018, in connection with the acquisition of Pinnacle Entertainment, Inc. (the “Pinnacle Acquisition”), we entered into an incremental joinder agreement (the “Incremental Joinder”), which amended the Credit Agreement (the “Amended 2017 Credit Agreement”). The Incremental Joinder provided for an additional $430.2 million of incremental loans having the same terms as the existing Term Loan A Facility, with the exception of extending the maturity date, and an additional $1,128.8 million of loans as a new tranche having new terms (the “Term Loan B-1 Facility”). With the exception of extending the maturity date, the Incremental Joinder did not impact the Revolving Credit Facility.
On April 14, 2020, the Company entered into a second amendment to its Credit Agreement with its various lenders (the “Second Amendment”) to provide for certain modifications. During the period beginning on April 14, 2020 and ending on the earlier of (x) the date that is two business days after the date on which the Company delivered a covenant relief period termination notice to the administrative agent and (y) the date on which the administrative agent received a compliance certificate for the quarter ended March 31, 2021 (the “Covenant Relief Period”), the Company does not have to comply with any Maximum Leverage Ratio or Minimum Interest Coverage Ratio (as such terms are defined in the Amended 2017 Credit Agreement). During the Covenant Relief Period, the Company would be subject to a minimum liquidity covenant that required cash and cash equivalents and availability under its Revolving Credit Facility to be (i) at least $400.0 million through April 30, 2020; (ii) $350.0 million during the period from May 1, 2020 through May 31, 2020; (iii) $300.0 million during the period from June 1, 2020 through June 30, 2020; and (iv) $225.0 million during the period from July 1, 2020 through March 31, 2021.
The Second Amendment also amended the financial covenants that are applicable after the Covenant Relief Period to permit the Company to (i) maintain a maximum consolidated total net leverage ratio of 5.50:1.00 for the quarter ended March 31, 2021, 5.00:1.00 for the quarter ended June 30, 2021, 4.75:1.00 for the quarter ended September 30, 2021, 4.50:1.00 for the quarter ended December 31, 2021, and 4.25:1.00 thereafter, tested quarterly on a pro forma trailing twelve month (“PF TTM”) basis; (ii) maintain a maximum senior secured net leverage ratio of 4.50:1.00 for the quarter ended March 31, 2021, 4.00:1.00 for the quarter ended June 30, 2021, 3.75:1.00 for the quarter ended September 30, 2021, 3.50:1.00 for the quarter ended December 31, 2021, and 3.00:1.00 thereafter, tested quarterly on a PF TTM basis; and (iii) maintain an interest coverage ratio of 2.50:1.00, tested quarterly on a PF TTM basis.
In addition, the Second Amendment (i) provided that, during the Covenant Relief Period, loans under the Revolving Credit Facility and the Term Loan A Facility shall bear interest at either a base rate or an adjusted LIBOR rate, in each case, plus an applicable margin, in the case of base rate loans, of 2.00%, and in the case of adjusted LIBOR rate loans, of 3.00%; (ii) provided that, during the Covenant Relief Period, the Company shall pay a commitment fee on the unused portion of the commitments under the Revolving Credit Facility at a rate of 0.50% per annum; (iii) provided for a 0.75% LIBOR floor applicable to all LIBOR loans under the Senior Secured Credit Facilities; (iv) carved out COVID-19 related effects from certain terms of the Senior Secured Credit Facilities during the Covenant Relief Period; and (v) made certain other changes to the covenants and other provisions of the Credit Agreement. Interest on the Term Loan B-1 Facility was not affected by the Second Amendment.
Upon conclusion of the Covenant Relief Period, loans under the Senior Secured Credit Facilities bear interest at either a base rate or an adjusted LIBOR rate, plus an applicable margin. The applicable margins for the Revolving Credit Facility and Term Loan A Facility range from 1.25% to 3.00% per annum for LIBOR loans and 0.25% to 2.00% per annum for base rate loans, in each case depending on the Consolidated Total Net Leverage Ratio (as defined in the Amended 2017 Credit Agreement) as of the most recent fiscal quarter. The Term Loan B-1 Facility continues to bear interest at 2.25% per annum for LIBOR loans and 1.25% per annum for base rate loans. All loans under the Senior Secured Credit Facilities are subject to a LIBOR “floor” of 0.75%. In addition, a commitment fee is paid on the unused portion of the commitments under the Revolving Credit Facility at a rate that ranges from 0.20% to 0.50% per annum, depending on the Consolidated Total Net Leverage Ratio as of the most recent fiscal quarter.
The payment and performance of obligations under the Senior Secured Credit Facilities are guaranteed by a lien on and security interest in substantially all of the assets (other than excluded property such as gaming licenses) of the Company.
As of March 31, 2021, and December 31, 2020, the Company had conditional obligations under letters of credit issued pursuant to the Senior Secured Credit Facilities with face amounts aggregating to $28.0 million and $28.2 million, respectively, resulting in $672.0 million and $671.8 million, respectively, of available borrowing capacity under the Revolving Credit Facility.
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
2.75% Unsecured Convertible Notes
In May 2020, the Company completed an offering of $330.5 million aggregate principal amount of 2.75% unsecured convertible notes that mature, unless earlier converted, redeemed or repurchased, on May 15, 2026 (the “Convertible Notes”) at a price of par. After lender fees and discounts, net proceeds received by the Company were $322.2 million. Interest on the Convertible Notes is payable on May 15th and November 15th of each year, commencing November 15, 2020.
The Convertible Notes are convertible into shares of the Company’s common stock at an initial conversion price of $23.40 per share, or 42.7350 shares, per $1,000 principal amount of notes, subject to adjustment if certain corporate events occur.

However, in no event will the conversion exceed 55.5555 shares of common stock per $1,000 principal amount of notes. As of March 31, 2021, the maximum number of shares that could be issued to satisfy the conversion feature of the Convertible Notes is 18,360,815 and the amount by which the Convertible Notes if-converted value exceeded its principal amount was $1,594.4 million.
Starting in the fourth quarter of 2020 and prior to February 15, 2026, at their election, holders of the Convertible Notes may convert outstanding notes if the trading price of the Company’s common stock exceeds 130% of the initial conversion price or, starting shortly after the issuance of the Convertible Notes, if the trading price per $1,000 principal amount of notes is less than 98% of the product of the trading price of the Company’s common stock and the conversion rate then in effect. The Convertible Notes may, at the Company’s election, be settled in cash, shares of common stock of the Company, or a combination thereof. The Company has the option to redeem the Convertible Notes, in whole or in part, beginning November 20, 2023.

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

As of March 31, 2021 and December 31, 2020, no Convertible Notes have been converted into the Company's common stock.

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

The Convertible Notes consisted of the following components:

(in millions)	March 31, 2021
Liability component:
Principal	$330.5
Unamortized debt discount	(81.4)
Unamortized debt issuance costs	(6.0)
Net carrying amount	$243.1

Carrying amount of equity component	$88.2
Interest expense, net
The table below presents interest expense, net:

	For the three months ended March 31,
(in millions)	2021	2020
Interest expense	$(136.6)	$(130.4)
Interest income	0.2	0.2
Capitalized interest	0.7	0.4
Interest expense, net	$(135.7)	$(129.8)

The table below presents interest expense related to the Convertible Notes:

For the three months ended March 31,
(in millions)	2021
Coupon interest	$2.3
Amortization of debt discount	3.1
Amortization of debt issuance costs	0.2
Convertible Notes interest expense	$5.6

The debt discount and the debt issuance costs attributable to the liability component are being amortized to interest expense over the term of the Convertible Notes at an effective interest rate of 9.23%. The remaining term of the Convertible Notes was 5.1 years as of March 31, 2021.
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
As of March 31, 2021, the Company was in compliance with all required financial covenants. The Company believes that it will remain in compliance with all of its required financial covenants for at least the next twelve months following the date of filing this Quarterly Report on Form 10-Q with the SEC.
Other Long-Term Obligations
Other Long-term Obligation
In February 2021, we entered into a financing arrangement providing the Company with upfront cash proceeds while permitting us to participate in future proceeds on certain claims. The financing obligation has been classified as a non-current liability, which is expected to be settled in a future period of which the principal is contingent and predicated on other events. Consistent with an obligor’s accounting under a debt instrument, period interest will be accreted using an effective interest rate of 25% and until such time that the claims and related obligation is settled. The amount included in interest expense related to this obligation was $1.5 million for the three months ended March 31, 2021.
Ohio Relocation Fees
Other long-term obligations included $60.9 million as of March 31, 2021 and December 31, 2020, related to the relocation fees for Hollywood Gaming at Dayton Raceway (“Dayton”) and Hollywood Gaming at Mahoning Valley Race Course (“Mahoning Valley”), which opened in August 2014 and September 2014, respectively. The relocation fee for each facility is payable as follows: $7.5 million upon the opening of the facilities and eighteen semi-annual payments of $4.8 million beginning one year after the commencement of operations. This obligation is accreted to interest expense at an effective yield of 5.0%. The amount included in interest expense related to this obligation was $0.7 million and $0.9 million for the three months ended March 31, 2021 and 2020, respectively.

Event Center

As of March 31, 2021 and December 31, 2020, other long-term obligations included $11.4 million and $12.0 million, respectively, related to the repayment obligation of a hotel and event center located less than a mile away from Hollywood Casino Lawrenceburg, which was constructed by the City of Lawrenceburg Department of Redevelopment. Effective in January 2015, by contractual agreement, we assumed a repayment obligation for the hotel and event center in the amount of $15.3 million, which was financed through a loan with the City of Lawrenceburg Department of Redevelopment, in exchange for conveyance of the property. Beginning in January 2016, the Company was obligated to make annual payments on the loan of $1.0 million for 20 years. This obligation is accreted to interest expense at its effective yield of 3.0%. The amount included in interest expense related to this obligation was $0.1 million for each of the three months ended March 31, 2021 and 2020.

Note 9—Leases
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
Pursuant to a binding term sheet between the Company and GLPI entered into on March 27, 2020, we agreed that, in the future, we would exercise the next scheduled five-year renewal under the Penn Master Lease and the Pinnacle Master Lease. GLPI agreed they would grant us the option to exercise an additional five-year renewal term at the end of the lease term on the Penn Master Lease and the Pinnacle Master Lease, subject to certain conditions. In the future, upon exercising each of these renewal options, the term of the Penn Master Lease would extend to November 30, 2033 and the term of the Pinnacle Master Lease would extend to April 30, 2031. If all renewal options contained within the Penn Master Lease and the Pinnacle Master Lease were exercised, inclusive of these renewal options, the term of the Penn Master Lease would extend to November 30, 2053 and the term of the Pinnacle Master Lease would extend to April 30, 2056.
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
The next annual escalator test date is scheduled to occur effective May 1, 2021. The next Pinnacle Percentage Rent reset is scheduled to occur on May 1, 2022.

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
On February 1, 2021, the Margaritaville Percentage Rent resulted in an annual rent reduction of $0.1 million, which will be in effect until the next Margaritaville Percentage Rent reset, scheduled to occur on February 1, 2023. Upon reset of the Margaritaville Percentage Rent, effective February 1, 2021, we recognized an additional operating lease ROU asset and corresponding lease liability of $5.5 million. We did not incur an annual escalator for the lease year ended January 31, 2021. The next annual escalator test date is scheduled to occur on February 1, 2022.
The following is a maturity analysis of our operating leases, finance leases and financing obligations as of March 31, 2021:

(in millions)	Operating Leases	Finance Leases	Financing Obligations
Years ending December 31,
2021 (excluding the three months ended March 31, 2021)	$314.1	$16.5	$277.7
2022	410.3	21.6	370.3
2023	400.2	20.8	370.4
2024	383.7	16.7	370.4
2025	380.7	16.7	370.5
Thereafter	7,791.1	376.7	9,094.5
Total lease payments	9,680.1	469.0	10,853.8
Less: Imputed interest	(5,212.4)	(251.3)	(6,730.1)
Present value of future lease payments	4,467.7	217.7	4,123.7
Less: Current portion of lease obligations	(130.7)	(7.0)	(36.7)
Long-term portion of lease obligations	$4,337.0	$210.7	$4,087.0
Total payments made under the Triple Net Leases were as follows:

	For the three months ended March 31,
(in millions)	2021	2020
Penn Master Lease	$117.9	$114.8
Pinnacle Master Lease	81.3	82.5
Meadows Lease	6.2	6.7
Margaritaville Lease	5.9	5.9
Greektown Lease	13.9	13.9
Morgantown Lease	0.8	—
Total (1)	$226.0	$223.8
(1)Rent payable under the Tropicana Lease is nominal. Therefore, it has been excluded from the table above.

The components of lease expense were as follows:

	Location on unaudited Consolidated Statements of Operations and Comprehensive Income (Loss)	For the three months ended March 31,
(in millions)		2021	2020
Operating Lease Costs
Rent expense associated with triple net operating leases (1)	General and administrative	$110.4	$97.5
Operating lease cost (2)	Primarily General and administrative	3.9	4.3
Short-term lease cost	Primarily Gaming expense	13.3	12.1
Variable lease cost (2)	Primarily Gaming expense	1.1	0.8
Total		$128.7	$114.7

Finance Lease Costs
Interest on lease liabilities (3)	Interest expense, net	$3.7	$3.9
Amortization of ROU assets (3)	Depreciation and amortization	1.9	2.0
Total		$5.6	$5.9

Financing Obligation Costs
Interest on financing obligations (4)	Interest expense, net	$102.6	$97.4

(1)Pertains to the operating lease components contained within the Master Leases (primarily land), the Meadows Lease, the Margaritaville Lease, the Greektown Lease, and the Tropicana Lease, inclusive of the variable expense associated with Columbus and Toledo for the operating lease components (the land), which was $3.2 million and $3.1 million for the three months ended March 31, 2021 and 2020, respectively.
(2)Excludes the operating lease costs and variable lease costs pertaining to our triple net leases with our REIT landlords classified as operating leases, discussed in footnote (1) above.
(3)Pertains to the Dayton and Mahoning Valley finance leases.
(4)Pertains to the components contained within the Master Leases (primarily buildings) and Morgantown Lease determined to be financing obligations, inclusive of the variable expense associated with Columbus and Toledo for the finance lease components (the buildings), which was $3.0 million and $3.4 million for the three months ended March 31, 2021 and 2020, respectively.

Note 10—Investments in and Advances to Unconsolidated Affiliates
As of March 31, 2021, investments in and advances to unconsolidated affiliates primarily consisted of the Company’s 36% interest in Barstool Sports; its 50% investment in Kansas Entertainment, the JV with NASCAR that owns Hollywood Casino at Kansas Speedway; its 50% interest in Freehold Raceway; and its 50% JV with MAXXAM, Inc. (“MAXXAM”) that owns and operates racetracks in Texas.

Investment in Barstool Sports
In February 2020, we closed on our investment in Barstool Sports pursuant to a stock purchase agreement with Barstool Sports and certain stockholders of Barstool Sports, in which we purchased 36% (inclusive of 1% on a delayed basis) of the common stock, par value $0.0001 per share, of Barstool Sports for a purchase price of $161.2 million. The purchase price consisted of $135.0 million in cash and $23.1 million in shares of a new class of non-voting convertible preferred stock of the Company (as discussed below). Within the three years after the closing of the transaction or earlier at our election, we will increase our ownership in Barstool Sports to approximately 50% by purchasing approximately $62.0 million worth of additional shares of Barstool Sports common stock, consistent with the implied valuation at the time of the initial investment, which was $450.0 million. With respect to the remaining Barstool Sports shares, we have immediately exercisable call rights, and the existing Barstool Sports stockholders have put rights exercisable beginning three years after closing, all based on a fair market value calculation at the time of exercise (subject to a cap of $650.0 million and, subject to such cap, a floor of 2.25 times the annualized revenue of Barstool Sports, all subject to various adjustments).
On February 20, 2020, the Company issued 883 shares of Series D Preferred Stock, par value $0.01 (the "Series D Preferred Stock") to certain individual stockholders affiliated with Barstool Sports. 1/1,000th of a share of Series D Preferred Stock is convertible into one share of Penn Common Stock. The Series D Preferred Stock will be entitled to participate equally and ratably in all dividends and distributions paid to holders of Penn Common Stock based on the number of shares of Penn Common Stock into which such Series D Preferred Stock could convert. Series D Preferred Stock is nonvoting stock. The

Series D Preferred Stock issued to certain individual stockholders affiliated with Barstool Sports will be available for conversion into Penn Common Stock in tranches over four years as stipulated in the stock purchase agreement, with the first 20% tranche being available for conversion into Penn Common Stock in the first quarter of 2021. As of March 31, 2021, 26 shares of the Series D Preferred Stock can be converted into Penn Common Stock.

During the quarter ended March 31, 2021, the Company acquired 0.3% of Barstool Sports common stock, par value $0.0001 per share, as contemplated within the February 2020 stock purchase agreement which represents a partial settlement of the 1% purchase on a delayed basis as noted above. The acquisition of the acquired Barstool Sports common stock was settled through a predetermined number of Series D Preferred Stock as contained within the stock purchase agreement (see Note 13, "Stockholders’ Equity and Stock-Based Compensation," for further information).

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
As of March 31, 2021 and December 31, 2020, we have an amortizing intangible asset pertaining to the customer list of $1.4 million and $1.6 million, respectively. As of March 31, 2021 and December 31, 2020, we have a prepaid expense pertaining to the advertising in the amount of $16.3 million, and $16.5 million respectively, of which $15.2 million and $15.4 million was classified as long-term, respectively. The long-term portion of the prepaid advertising expense is included in “Other assets” within our unaudited Consolidated Balance Sheets.
As of March 31, 2021 and December 31, 2020, our investment in Barstool Sports was $154.6 million and $147.5 million, respectively. We record our proportionate share of Barstool Sports’ net income or loss one quarter in arrears.
The Company determined that Barstool Sports qualified as a VIE as of March 31, 2021 and December 31, 2020. The Company did not consolidate the financial position of Barstool Sports as of March 31, 2021 and December 31, 2020, nor the results of operations for the three months ended March 31, 2021 and 2020, as the Company determined that it did not qualify as the primary beneficiary of Barstool Sports either at the commencement date of its investment or for subsequent periods, primarily as a result of the Company not having the power to direct the activities of the VIE that most significantly affect Barstool Sports’ economic performance.
Kansas Joint Venture
As of March 31, 2021 and December 31, 2020, our investment in Kansas Entertainment was $85.9 million and $85.2 million, respectively. During the three months ended March 31, 2021 and 2020, the Company received distributions from Kansas Entertainment totaling $5.5 million and $8.7 million, respectively, which the Company deemed to be returns on its investment based on the source of those cash flows from the normal business operations of Kansas Entertainment.
The Company has determined that Kansas Entertainment does not qualify as a VIE. Using the guidance for entities that are not VIEs, the Company determined that it did not have a controlling financial interest in the JV, primarily as it did not have the ability to direct the activities of the JV that most significantly impacted the JV’s economic performance without the input of NASCAR. Therefore, the Company did not consolidate the financial position of Kansas Entertainment as of March 31, 2021 and December 31, 2020, nor the results of operations for the three months ended March 31, 2021 and 2020.
Texas Joint Venture
The Company has a 50% interest in a JV with MAXXAM, which owns and operates the Sam Houston Race Park in Houston, Texas and the Valley Race Park in Harlingen, Texas, and holds a license for a racetrack in Austin, Texas.

On March 15, 2021, the Company entered into a purchase agreement to purchase the remaining 50% ownership interest in the Sam Houston Race Park and the Valley Race Park located in Texas as well as a license to operate a racetrack in Austin, Texas. See Note 6, "Acquisitions and Dispositions" for further information.

During the three months ended March 31, 2020, we recorded an other-than-temporary impairment on our investment in the JV of $4.6 million, which is included in “Impairment losses” within our unaudited Consolidated Statements of Operations and Comprehensive Income (Loss). No impairment was recorded for the three months ended March 31, 2021.

Note 11—Income Taxes
The Company calculates the provision for income taxes during interim reporting periods by applying an estimate of the annual effective tax rate to its year-to-date pretax book income or loss. The tax effects of discrete items, including but not limited to, excess tax benefits associated with stock-based compensation, are reported in the interim period in which they occur. The effective tax rate (income taxes as a percentage of income or loss before income taxes) including discrete items was 18.5% for the three months ended March 31, 2021, as compared to 14.1% for the three months ended March 31, 2020. Our effective income tax rate can vary from period to period depending on, among other factors, the geographic and business mix of our earnings, changes to our valuation allowance and the level of our tax credits. Certain of these and other factors, including our history and projections of pretax earnings, are considered in assessing our ability to realize our net deferred tax assets.
As of each reporting date, the Company considers all available positive and negative evidence that could affect its view of the future realization of deferred tax assets pursuant to ASC Topic 740, “Income Taxes.” As of March 31, 2021, we intend to continue maintaining a valuation allowance on our deferred tax assets until there is sufficient positive evidence to support the reversal of all or some portion of these allowances. A reduction in the valuation allowance would result in a significant decrease to income tax expense in the period the release is recorded. However, the exact timing and amount of the reduction in our valuation allowance are unknown at this time and will be subject to the earnings level we achieve in 2021 as well as our projected income levels in future periods. During the three months ended March 31, 2021, the Company increased the valuation allowance in the amount of $5.3 million on certain federal and state deferred tax assets that are not more likely than not to be realized. As of March 31, 2021 and December 31, 2020, prepaid income taxes of $32.5 million and $52.7 million, respectively, were included in “Prepaid expenses” within our unaudited Consolidated Balance Sheets.

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

Note 13—Stockholders’ Equity and Stock-Based Compensation
Preferred Stock
On February 20, 2020, the Company issued 883 shares of Series D Preferred Stock, par value $0.01 per share (the “Series D Preferred Stock”), to certain individual stockholders affiliated with Barstool Sports as discussed in Note 10, "Investments in and Advances to Unconsolidated Affiliates."
During the quarter ended March 31, 2021, 151.2 shares of Series D Preferred Stock were converted to Penn Common Stock. As a result of the conversion, the Company issued 151,200 shares of common stock with a par value of $0.01.
During the quarter ended March 31, 2021, the Company issued 43 shares of Series D Preferred Stock in conjunction with acquiring 0.3% of Barstool Sports common stock. The acquisition of the incremental Barstool Sports common stock represents a partial settlement of the 1% purchase on a delayed basis as described in Note 10, "Investments in and Advances to Unconsolidated Affiliates."
As of March 31, 2021 and December 31, 2020, there were 5,000 shares authorized of Series D Preferred Stock of which 775 shares and 883 shares were outstanding, respectively.
2018 Long Term Incentive Compensation Plan
The Company’s 2018 Long Term Incentive Compensation Plan, as amended (the “2018 Plan”) permits it to issue stock options (incentive and/or non-qualified), stock appreciation rights (“SARs”), RSAs, phantom stock units (“PSUs”) and other equity and cash awards to employees. Non-employee directors and the chairman emeritus are eligible to receive all such awards, other than incentive stock options. Pursuant to the 2018 Plan, 12,700,000 shares of the Company’s common stock are reserved for issuance. For purposes of determining the number of shares available for issuance under the 2018 Plan, stock options and SARs (except cash-settled SARs) count against the 12,700,000 limit as one share of common stock for each share granted and restricted stock or any other full value stock award count as issuing 2.30 shares of common stock for each share granted. Any awards that are not settled in shares of common stock are not counted against the share limit. As of March 31, 2021, there were 7,404,918 shares available for future grants under the 2018 Plan.
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
There were no RSAs issued from the Performance Share Program II during the three months ended March 31, 2021.
Stock-based Compensation Expense
Stock-based compensation expense, which pertains principally to our stock options and RSAs, for the three months ended March 31, 2021 and 2020 was $4.2 million and $6.0 million, respectively, and is included within the unaudited Consolidated Statements of Operations and Comprehensive Income (Loss) under “General and administrative.”
Stock Options
The Company granted 0.2 million and 0.6 million stock options during the three months ended March 31, 2021 and 2020, respectively.
Phantom Stock Units
Our outstanding PSUs entitle employees, non-employee directors, and the chairman emeritus to receive cash based on the fair value of the Company’s common stock on the vesting date. Our PSUs vest over a period of three or four years. The cash-settled PSUs are accounted for as liability awards and are re-measured at fair value each reporting period until they become vested with compensation expense being recognized over the requisite service period. The Company has a liability, which is included in “Accrued expenses and other current liabilities” within the unaudited Consolidated Balance Sheets, associated with its cash-settled PSUs of $8.9 million and $10.1 million as of March 31, 2021 and December 31, 2020, respectively.
For PSUs held by employees, non-employee directors, and the chairman emeritus of the Company, there was $20.2 million of total unrecognized compensation cost as of March 31, 2021 that will be recognized over the awards remaining weighted-average vesting period of 2.0 years. For the three months ended March 31, 2021 and 2020, the Company recognized $4.7 million and $0.1 million of compensation expense associated with these awards, respectively. Compensation expense associated with our PSUs is recorded in “General and administrative” within the unaudited Consolidated Statements of Operations and Comprehensive Income (Loss). We paid $5.9 million and $2.8 million during the three months ended March 31, 2021 and 2020, respectively, pertaining to cash-settled PSUs.
Stock Appreciation Rights
Our outstanding SARs are accounted for as liability awards since they will be settled in cash and vest over a period of four years. The fair value of cash-settled SARs is calculated each reporting period and estimated using the Black-Scholes option pricing model. The Company has a liability, which is included in “Accrued expenses and other current liabilities” within the unaudited Consolidated Balance Sheets, associated with its cash-settled SARs of $38.7 million and $54.6 million as of March 31, 2021 and December 31, 2020, respectively.
For SARs held by employees of the Company, there was $79.9 million of total unrecognized compensation cost as of March 31, 2021 that will be recognized over the awards remaining weighted-average vesting period of 2.5 years. The Company recognized a charge to compensation expense of $20.3 million and $5.5 million for the three months ended March 31, 2021 and March 31, 2020, respectively. Compensation expense associated with our SARs is recorded in “General and administrative” within the unaudited Consolidated Statements of Operations and Comprehensive Income (Loss). We paid $37.2 million and $6.6 million during the three months ended March 31, 2021 and 2020, respectively, related to cash-settled SARs.

Note 14—Earnings (Loss) per Share
For the three months ended March 31, 2021, we recorded net income attributable to Penn National. As such, we used diluted weighted-average common shares outstanding when calculating diluted income per share for the three months ended March 31, 2021. Stock options, RSAs, convertible preferred shares and convertible debt that could potentially dilute basic EPS in the future are included in the computation of diluted income per share.

For the three months ended March 31, 2020, we recorded a net loss attributable to Penn National. As such, because the dilution from potential common shares was antidilutive, we used basic weighted-average common shares outstanding, rather than diluted weighted-average common shares outstanding when calculating diluted loss per share for the three months ended March 31, 2020. Stock options, RSAs, and convertible preferred shares that could potentially dilute basic EPS in the future that were not included in the computation of diluted loss per share were as follows:

(in millions)	For the three months ended March 31, 2020
Assumed conversion of dilutive stock options	2.2
Assumed conversion of dilutive RSAs	0.3
Assumed conversion of convertible preferred shares	0.4

The following table sets forth the allocation of net income for the three months ended March 31, 2021 under the two-class method. For the three months ended March 31, 2020 we did not utilize the two-class method due to incurring a net loss for the period.

	For the three months ended March 31,
(in millions)	2021	2020
Net income (loss) attributable to Penn National	$91.0	$(608.6)
Net income applicable to preferred stock	0.5	—
Net income (loss) applicable to common stock	$90.5	$(608.6)

The following table reconciles the weighted-average common shares outstanding used in the calculation of basic EPS to the weighted-average common shares outstanding used in the calculation of diluted EPS for the three months ended March 31, 2021 and 2020:

	For the three months ended March 31,
(in millions)	2021	2020
Weighted-average common shares outstanding - Basic	155.7	115.7
Assumed conversion of:
Dilutive stock options	2.6	—
Dilutive RSAs	0.4	—
Convertible debt	14.1	—
Weighted-average common shares outstanding - Diluted	172.8	115.7
In addition, 0.8 million shares from the assumed conversion of convertible preferred shares were excluded from the computation of diluted income per share for the three months ended March 31, 2021 because including them would have been anti-dilutive.
Options to purchase 0.2 million and 1.2 million shares were outstanding during the three months ended March 31, 2021 and 2020, respectively, but were not included in the computation of diluted earnings (loss) per share because they were anti-dilutive.

The following table presents the calculation of basic and diluted earnings (loss) per share for the Company’s common stock for the three months ended March 31, 2021 and 2020:

	For the three months ended March 31,
(in millions, except per share data)	2021	2020
Calculation of basic earnings (loss) per share:
Net income (loss) applicable to common stock	$90.5	$(608.6)
Weighted-average common shares outstanding - basic	155.7	115.7
Basic earnings (loss) per share	$0.58	$(5.26)

Calculation of diluted earnings (loss) per share:
Net income (loss) applicable to common stock	$90.5	$(608.6)
Interest expense, net of tax (1):
Convertible Notes	4.3	—
Diluted income (loss) applicable to common stock	$94.8	$(608.6)
Weighted-average common shares outstanding - diluted	172.8	115.7
Diluted earnings (loss) per share	$0.55	$(5.26)

(1)The three months ended March 31, 2021 were tax-affected at a rate of 20%.

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
Equity Securities
As of March 31, 2021 and December 31, 2020, we held $169.3 million and $143.1 million in equity securities, respectively, including ordinary shares and warrants, which are reported as “Other assets” in our unaudited Consolidated Balance Sheets. These equity securities are the result of Penn Interactive entering into multi-year agreements with third-party sports betting operators for online sports betting and related iGaming market access across our portfolio. During the three months ended March 31, 2021, we recognized a holding gain of $26.1 million related to these equity securities, compared to a loss of $21.8 million for the three months ended March 31, 2020, which is included in “Other,” as reported in “Other income (expenses)” within our unaudited Consolidated Statements of Operations and Comprehensive Income (Loss).
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
As of March 31, 2021 and December 31, 2020, PRP held $15.1 million in promissory notes issued by RDC and $6.7 million in local government corporation bonds issued by RDC, at amortized cost. The promissory notes and the local government corporation bonds are collateralized by the assets of Retama Park Racetrack. As of March 31, 2021 and December 31, 2020, the promissory notes and the local government corporation bonds, which have long-term contractual maturities, were included in “Other assets” within our unaudited Consolidated Balance Sheets.
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
Long-term Debt
The fair value of our Term Loan A Facility, Term Loan B-1 Facility, 5.625% Notes, and 2.75% Convertible Notes is estimated based on quoted prices in active markets and is classified as a Level 1 measurement. The fair value of our Revolving Credit Facility approximates its carrying amount as it is revolving, variable-rate debt, which we also classify as a Level 1 measurement.
Other long-term obligations as of March 31, 2021 and December 31, 2020 included a financing arrangement entered in February of 2021, the relocation fees for Dayton and Mahoning Valley, and the repayment obligation of the hotel and event center located near Hollywood Casino Lawrenceburg. See Note 8, “Long-term Debt” for details. The fair values of the Dayton and Mahoning Valley relocations fees and the Lawrenceburg repayment obligation are estimated based on rates consistent with the Company’s credit rating for comparable terms and debt instruments and are classified as Level 2 measurements.
Other Liabilities
Other liabilities as of March 31, 2021 and December 31, 2020 consisted of a contingent purchase price related to Plainridge Park Casino. The Plainridge Park Casino contingent purchase price is calculated based on earnings of the gaming operations over the first ten years of operations, which commenced on June 24, 2015. As of March 31, 2021, we were contractually obligated to make five additional annual payments. The fair value of this liability, which is estimated based on an income approach using a discounted cash flow model and has been classified as a Level 3 measurement, is included within our unaudited Consolidated Balance Sheets in “Accrued expenses and other current liabilities” or “Other long-term liabilities,” depending on the timing of the next payment.

The carrying amounts and estimated fair values by input level of the Company’s financial instruments were as follows:

	March 31, 2021
(in millions)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$2,062.2	$2,062.2	$2,062.2	$—	$—
Equity securities	$169.3	$169.3	$—	$169.3	$—
Held-to-maturity securities	$6.7	$6.7	$—	$6.7	$—
Promissory notes	$15.1	$15.1	$—	$15.1	$—
Financial liabilities:
Long-term debt
Senior Secured Credit Facilities	$1,586.4	$1,603.9	$1,603.9	$—	$—
5.625% Notes	$399.5	$415.5	$415.5	$—	$—
Convertible Notes	$243.1	$1,488.9	$1,488.9	$—	$—
Other long-term obligations	$146.3	$146.3	$—	$72.3	$74.0
Other liabilities	$10.2	$10.0	$—	$2.6	$7.4
Puts and calls related to certain Barstool Sports shares	$3.1	$3.1	$—	$3.1	$—

	December 31, 2020
(in millions)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$1,853.8	$1,853.8	$1,853.8	$—	$—
Equity securities	$143.1	$143.1	$—	$143.1	$—
Held-to-maturity securities	$6.7	$6.7	$—	$6.7	$—
Promissory notes	$15.1	$15.1	$—	$15.1	$—
Financial liabilities:
Long-term debt
Senior Secured Credit Facilities	$1,600.3	$1,609.3	$1,609.3	$—	$—
5.625% Notes	$399.5	$418.0	$418.0	$—	$—
Convertible notes	$239.8	$1,274.5	$1,274.5	$—	$—
Other long-term obligations	$73.0	$72.8	$—	$72.8	$—
Other liabilities	$10.1	$10.1	$—	$2.8	$7.3
Puts and calls related to certain Barstool Sports shares	$0.3	$0.3	$—	$0.3	$—
The following table summarizes the changes in fair value of our Level 3 liabilities measured on a recurring basis:

(in millions)	Other Liabilities
Balance as of January 1, 2021	$7.3
Additions	72.5
Interest	1.5
Included in earnings (1)	0.1
Balance as of March 31, 2021	$81.4
(1)The expense is included in “General and administrative” within our unaudited Consolidated Statements of Operations and Comprehensive Income (Loss).

The following table summarizes the significant unobservable inputs used in calculating fair value for our Level 3 liabilities on a recurring basis as of March 31, 2021:

	Valuation Technique	Unobservable Input	Discount Rate
Other long-term obligation	Discounted cash flow	Discount rate	25.00%
Contingent purchase price - Plainridge Park Casino	Discounted cash flow	Discount rate	5.28%

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

	For the three months ended March 31,
(in millions)	2021	2020
Revenues:
Northeast segment	$570.9	$520.7
South segment	295.9	223.3
West segment	96.6	126.6
Midwest segment	234.7	228.1
Other (1)	87.9	20.3
Intersegment eliminations (2)	(11.1)	(2.9)
Total	$1,274.9	$1,116.1

Adjusted EBITDAR (3):
Northeast segment	$193.2	$124.5
South segment	133.9	52.6
West segment	35.2	24.6
Midwest segment	106.0	69.5
Other (1)	(21.3)	(18.9)
Total (3)	447.0	252.3

Other operating benefits (costs) and other income (expenses):
Rent expense associated with triple net operating leases (4)	(110.4)	(97.5)
Stock-based compensation	(4.2)	(6.0)
Cash-settled stock-based awards variance	(21.5)	8.9
Gain (loss) on disposal of assets	0.1	(0.6)
Contingent purchase price	(0.1)	2.2
Pre-opening and acquisition costs	(1.6)	(3.2)
Depreciation and amortization	(81.3)	(95.7)
Impairment losses	—	(616.1)
Insurance recoveries, net of deductible charges	—	0.1
Non-operating items of equity method investments (5)	(1.6)	(0.9)
Interest expense, net	(135.7)	(129.8)
Other (6)	20.8	(21.8)

Income (loss) before income taxes	111.5	(708.1)
Income tax benefit (expense)	(20.6)	99.5
Net income (loss)	$90.9	$(608.6)
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
(2)Primarily represents the elimination of intersegment revenues associated with our internally-branded retail sportsbooks, which are operated by Penn Interactive.
(3)We define Adjusted EBITDAR as earnings before interest expense, net; income taxes; depreciation and amortization; rent expense associated with triple net operating leases (see footnote (4) below); stock-based compensation; debt extinguishment and financing charges; impairment losses; insurance recoveries, net of deductible charges; changes in the estimated fair value of our contingent purchase price obligations; gain or loss on disposal of assets; the difference between budget and actual expense for cash-settled stock-based awards; pre-opening and acquisition costs; and other income or expenses. Adjusted EBITDAR is also inclusive of income or loss from unconsolidated affiliates, with our share of non-operating items (see footnote (5) below) added back for Barstool Sports and our Kansas Entertainment JV.
(4)The Company’s triple net operating leases include certain components of the Master Leases (primarily land), the Meadows Lease, the Margaritaville Lease, the Greektown Lease, and the Tropicana Lease.
(5)Consists principally of interest expense, net; income taxes; depreciation and amortization; and stock-based compensation expense associated with Barstool Sports and our Kansas Entertainment JV.
(6)Principally includes holding gains on our equity securities, which are discussed in Note 15, “Fair Value Measurements.” Additionally, includes non-recurring restructuring charges (primarily severance) associated with a company-wide initiative, triggered by the COVID-19 pandemic, designed to (i) improve the operational effectiveness across our property portfolio; and (ii) improve the effectiveness and efficiency of our Corporate functional support areas.

	For the three months ended March 31,
(in millions)	2021	2020
Capital expenditures:
Northeast segment	$15.4	$30.3
South segment	1.8	4.0
West segment	3.2	2.5
Midwest segment	1.9	3.4
Other	3.4	2.6
Total capital expenditures	$25.7	$42.8

(in millions)	Northeast	South	West	Midwest	Other (1)	Total
As of March 31, 2021
Investment in and advances to unconsolidated affiliates (2)	$0.1	$—	$—	$85.9	$189.8	$275.8
Total assets	$2,040.3	$1,184.8	$402.6	$1,213.7	$10,046.8	$14,888.2

As of December 31, 2020
Investment in and advances to unconsolidated affiliates (2)	$0.1	$—	$—	$85.2	$181.5	$266.8
Total assets	$1,958.4	$1,165.4	$401.5	$1,161.1	$9,980.9	$14,667.3
(1)The real estate assets subject to the Master Leases, which are classified as either property and equipment, operating lease ROU assets, or finance lease ROU assets, are included within the Other category.
(2)Our investment in Barstool Sports is included within the Other category.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of financial condition, results of operations, liquidity and capital resources should be read in conjunction with, and is qualified in its entirety by, the unaudited Consolidated Financial Statements and the notes thereto included in this Quarterly Report on Form 10-Q, and the Consolidated Financial Statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2020.

EXECUTIVE OVERVIEW
Our Business
Penn National Gaming, Inc., together with its subsidiaries (“Penn National,” the “Company,” “we,” “our,” or “us”), is a leading, diversified, multi-jurisdictional owner and manager of gaming and racing properties, online gaming, retail and online sports betting operations, and video gaming terminal (“VGT”) operations. Our wholly-owned interactive division, Penn Interactive Ventures, LLC (“Penn Interactive”), operates retail sports betting across the Company’s portfolio, as well as online sports betting, online social casino, bingo and online casinos (“iGaming”). The Company holds a 36% (inclusive of 1% on a delayed basis) equity interest in Barstool Sports, Inc. (“Barstool Sports”), a leading digital sports, entertainment, lifestyle and media company, and entered into a strategic relationship with Barstool Sports, whereby Barstool Sports will exclusively promote the Company's land-based retail sportsbooks, iGaming products and online sports betting products, including the Barstool Sportsbook mobile app, to its national audience. We launched an online sports betting app called Barstool Sports in Pennsylvania, Michigan and Illinois. We also operate iGaming in Pennsylvania and Michigan. Our mychoice® customer loyalty program (the "mychoice program") currently has over 20 million members and provides such members with various benefits, including complimentary goods and/or services. The Company’s strategy continues to evolve from an owner and manager of gaming and racing properties into an omni-channel provider of retail and online gaming, and sports betting entertainment.
As of March 31, 2021, we owned, managed, or had ownership interests in 41 gaming and racing properties in 19 states and were licensed to offer live sports betting at our properties in Colorado, Illinois, Indiana, Iowa, Michigan, Mississippi, Nevada, Pennsylvania and West Virginia. The majority of the real estate assets (i.e., land and buildings) used in our operations are subject to triple net master leases; the most significant of which are the Penn Master Lease and the Pinnacle Master Lease (as such terms are defined in “Liquidity and Capital Resources” and collectively referred to as the “Master Leases”), with Gaming and Leisure Properties, Inc. (Nasdaq: GLPI) (“GLPI”), a real estate investment trust (“REIT”). In addition, we are currently developing two Category 4 satellite gaming casinos in Pennsylvania: Hollywood Casino York and Hollywood Casino Morgantown, both of which are expected to commence operations by the end of 2021.
Update on the Impact of the COVID-19 Pandemic: As of March 31, 2021, with the exception of Valley Race Park, all of our properties have reopened. Zia Park, which reopened on March 5, 2021, was subsequently ordered by the New Mexico State Health Department to temporarily close from April 8, 2021 through April 20, 2021.
Recent Acquisitions, Development Projects and Other
In February 2020, we closed on our investment in Barstool Sports pursuant to a stock purchase agreement with Barstool Sports and certain stockholders of Barstool Sports, in which we purchased 36% (inclusive of 1% on a delayed basis) of the common stock of Barstool Sports for a purchase price of $161.2 million. Within three years after the closing of the transaction (or earlier at our election), we will increase our ownership in Barstool Sports to approximately 50% by purchasing approximately $62.0 million worth of additional shares of Barstool Sports common stock, consistent with the implied valuation at the time of the initial investment, which was $450.0 million. With respect to the remaining Barstool Sports shares, we have immediately exercisable call rights, and the existing Barstool Sports stockholders have put rights exercisable beginning three years after closing, all based on a fair market value calculation at the time of exercise (subject to a cap of $650.0 million and, subject to such cap, a floor of 2.25 times the annualized revenue of Barstool Sports, all subject to various adjustments). Upon closing, we became Barstool Sports’ exclusive gaming partner for up to 40 years and have the sole right to utilize the Barstool Sports brand for all of our online and retail sports betting and iGaming products.
As noted above, Penn Interactive operates the Barstool Sports online sports betting app in Pennsylvania, Michigan, and Illinois and iGaming in Pennsylvania and Michigan. In addition, Penn Interactive has entered into multi-year agreements with leading sports betting operators for online sports betting and iGaming market access across our portfolio of properties.
In December 2020, the Company entered into a definitive agreement to purchase from GLPI the operations of Hollywood Casino Perryville for $31.1 million. The transaction is expected to close early in the third quarter of 2021, subject to approval of the Maryland Lottery and Gaming Control Commission and other customary closing conditions. Simultaneous with the closing of the transaction, we would lease the real estate assets associated with Hollywood Casino Perryville from GLPI with initial annual rent of $7.8 million per year subject to escalation.
On March 15, 2021, the Company entered into a purchase agreement with PM Texas Holdings, LLC for the purchase of the remaining 50% ownership interest in the Sam Houston Race Park in Houston, Texas, the Valley Race Park in Harlingen, Texas, and a license to operate a racetrack in Austin, Texas. The purchase price consisted of $56.0 million, comprised of $42.0 million in cash and $14.0 million of the Company's common equity, as well as contingent consideration. The contingent consideration will be triggered in the event the State of Texas establishes a statutory framework authorizing land-based gaming or online gaming operations in the state prior to the ten-year anniversary of the closing date. The transaction is expected to close in the second quarter of 2021.
On April 16, 2020, we sold the real estate assets associated with our Tropicana property to GLPI in exchange for rent credits of $307.5 million and utilized them to pay rent under our existing Master Leases and the Meadows Lease beginning in May 2020. Contemporaneous with the sale, the Company entered into the Tropicana Lease (as defined and discussed in Note 9, “Leases”). Pursuant to the purchase agreement, GLPI would conduct a sale process with respect to both the real estate assets and the operations of Tropicana for up to 24 months (the “Sale Period”), with the Company receiving (i) 75% of the proceeds above $307.5 million plus certain taxes, expenses and costs if an agreement for such sale is signed in the first 12 months of the Sale Period or (ii) 50% of the proceeds above $307.5 million plus certain taxes, expenses and costs if an agreement for such sale is signed in the remainder of the Sale Period.
On April 13, 2021, GLPI announced that it entered into a binding term sheet with Bally’s Corporation (“Bally’s”) whereby Bally’s plans to acquire both GLPI’s non-land real estate assets and Penn’s outstanding equity interests in Tropicana Las Vegas Hotel and Casino, Inc., which has the gaming license and operates the Tropicana, for an aggregate cash acquisition price of $150.0 million. GLPI will retain ownership of the land and will concurrently enter into a 50-year ground lease with initial annual rent of $10.5 million. This transaction is expected to close in early 2022, subject to Penn, GLPI and Bally's entering into definitive agreements and regulatory approval.
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
As reported by most jurisdictions, regional gaming industry trends have shown little revenue growth the last several years as numerous jurisdictions now permit gaming or have expanded their gaming offerings. In recent years, the proliferation of new gaming properties has impacted the overall domestic gaming industry as well as our results of operations in certain markets. Prior to the COVID-19 pandemic, the economic environment, specifically historically low levels of unemployment, strength in residential real estate prices, and high levels of consumer confidence, had resulted in a stable operating environment in recent years. In 2020, the COVID-19 pandemic increased the level of unemployment and decreased the level of consumer confidence, however we are optimistic both of these trends will reverse in 2021. As the COVID-19 pandemic evolves, we continue to adjust operations and cost structures at our properties to reflect the changing economic and health and safety conditions. We also continue to focus on revenue and cost synergies from recent acquisitions, and offering our customers additional gaming experiences through our omni-channel distribution strategy. We seek to continue to expand our customer database through accretive acquisitions or investments, such as Barstool Sports, capitalize on organic growth opportunities from the development of new properties or the expansion of recently-developed business lines, and develop partnerships that allow us to enter new jurisdictions for iGaming and sports betting.
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

Key Performance Indicators
In our business, revenue is driven by discretionary consumer spending. We have no certain mechanism for determining why consumers choose to spend more or less money at our properties from period-to-period; therefore, we are unable to quantify a dollar amount for each factor that impacts our customers’ spending behaviors. However, based on our experience, we can generally offer some insight into the factors that we believe are likely to account for such changes and which factors may have a greater impact than others. For example, decreases in discretionary consumer spending have historically been brought about by weakened general economic conditions, such as lackluster recoveries from recessions, high unemployment levels, higher income taxes, low levels of consumer confidence, weakness in the housing market, high fuel or other transportation costs, and most recently, the effects of the COVID-19 pandemic. In addition, visitation and the volume of play have historically been negatively impacted by significant construction surrounding our properties, adverse regional weather conditions and natural disasters. In all instances, such insights are based solely on our judgment and professional experience, and no assurance can be given as to the accuracy of our judgments.
The vast majority of our revenues is gaming revenue, which is highly dependent upon the volume and spending levels of customers at our properties. Our gaming revenue is derived primarily from slot machines (which represented approximately 85% and 91% of our gaming revenue for the three months in 2021 and 2020) and, to a lesser extent, table games and sports betting. Aside from gaming revenue, our revenues are derived from our hotel, dining, retail, commissions, program sales, admissions, concessions and certain other ancillary activities, and our racing operations.
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
Reportable Segments
We view each of our gaming and racing properties as an operating segment with the exception of our two properties in Jackpot, Nevada, which we view as one operating segment. We consider our combined VGT operations, by state, to be separate operating segments. We aggregate our operating segments into four reportable segments: Northeast, South, West and Midwest. For a listing of our gaming properties and VGT operations included in each reportable segment, see Note 2, “Significant Accounting Policies,” in the notes to our unaudited Consolidated Financial Statements.

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

	For the three months ended March 31,
(dollars in millions)	2021	2020
Revenues:
Northeast segment	$570.9	$520.7
South segment	295.9	223.3
West segment	96.6	126.6
Midwest segment	234.7	228.1
Other (1)	87.9	20.3
Intersegment eliminations (2)	(11.1)	(2.9)
Total	$1,274.9	$1,116.1

Net income (loss)	$90.9	$(608.6)

Adjusted EBITDAR:
Northeast segment	$193.2	$124.5
South segment	133.9	52.6
West segment	35.2	24.6
Midwest segment	106.0	69.5
Other (1)	(21.3)	(18.9)
Total (3)	447.0	252.3
Rent expense associated with triple net operating leases (4)	(110.4)	(97.5)
Adjusted EBITDA (3)	$336.6	$154.8

Net income (loss) margin	7.1%	(54.5)%
Adjusted EBITDAR margin (3)	35.1%	22.6%
Adjusted EBITDA margin	26.4%	13.9%
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
(2)Primarily represents the elimination of intersegment revenues associated with our internally-branded retail sportsbooks, which are operated by Penn Interactive.
(3)The total is a mathematical calculation derived from the sum of reportable segments (as well as the Other category). As noted within “Non-GAAP Financial Measures” below, Adjusted EBITDAR, and the related margin, is presented on a consolidated basis outside the financial statements solely as a valuation metric.
(4)Solely comprised of rent expense associated with the operating lease components contained within the Master Leases (primarily land), the Tropicana Lease, the Meadows Lease, the Margaritaville Lease and the Greektown Lease (of which the Tropicana Lease, Meadows Lease, Margaritaville Lease and the Greektown Lease are defined in “Liquidity and Capital Resources”) and are referred to collectively as our “triple net operating leases”. The finance lease components contained within the Master Leases (primarily buildings) and the financing obligation associated with the Morgantown Lease (as defined in “Liquidity and Capital Resources”) result in interest expense, as opposed to rent expense.

Consolidated comparison of the three months ended March 31, 2021 and 2020.
Revenues
The following table presents our consolidated revenues:

	For the three months ended March 31,		$ Change	% Change
(dollars in millions)	2021	2020	2021 vs 2020	2021 vs 2020
Revenues
Gaming	$1,082.0	$902.9	$179.1	19.8%
Food, beverage, hotel and other	192.9	213.2	(20.3)	(9.5)%
Total revenues	$1,274.9	$1,116.1	$158.8	14.2%
Gaming revenues for the three months ended March 31, 2021 increased $179.1 million compared to the prior year quarter primarily as a result of higher spend-per-visit and increased visitation levels during the three month period ended March 31, 2021 while the prior year quarter was negatively impacted by the COVID-19 pandemic, which caused temporary closures of all of our properties during the first quarter of 2020.
Food, beverage, hotel and other revenues for the three months ended March 31, 2021 decreased $20.3 million compared to the prior year quarter due primarily to the implementation of social distancing and health and safety protocols due to the COVID-19 pandemic at our properties which are subject to reduced hotel capacity, limitations on the number of food and beverage offerings and limitations on other amenities.
For the three month period ended March 31, 2021, our properties have generally seen spend-per-visit that is much higher than it was pre-COVID-19 pandemic and visitation levels are now approaching 2019 levels in most of our markets. Importantly, the younger demographic continues to choose gaming as a viable entertainment option while the 55+ age group has been returning to our casinos as vaccines continue to roll out. Unrated play continues to show strength that mirrors what we have seen from our rated guests. We largely attribute the higher spend-per-visit to pent-up demand, visitation from our higher worth customers, and customers’ propensity to spend after a prolonged period of limited domestic commerce and upon receipt of government stimulus payments. In addition, in many of the states in which we operate, leisure alternatives remain partially limited (e.g., bars, concerts, entertainment events, etc.), which may have impacted our operating results upon reopening our properties. See “Segment comparison of the three months ended March 31, 2021 and 2020” below for more detailed explanations of the fluctuations in revenues.
Operating expenses
The following table presents our consolidated operating expenses:

	For the three months ended March 31,		$ Change	% Change
(dollars in millions)	2021	2020	2021 vs 2020	2021 vs 2020
Operating expenses
Gaming	$527.8	$500.9	$26.9	5.4%
Food, beverage, hotel and other	123.1	157.0	(33.9)	(21.6)%
General and administrative	326.2	307.0	19.2	6.3%
Depreciation and amortization	81.3	95.7	(14.4)	(15.0)%
Impairment losses	—	616.1	(616.1)	(100.0)%
Total operating expenses	$1,058.4	$1,676.7	$(618.3)	(36.9)%

Gaming expenses consist primarily of salaries and wages associated with our gaming operations and gaming taxes.
Food, beverage, hotel and other expenses consist principally of salaries and wages and costs of goods sold associated with our food, beverage, hotel, retail, racing, and other operations. Gaming expenses for the three months ended March 31, 2021 increased $26.9 million compared to the prior year quarter primarily due to an increase in gaming taxes resulting from the increase in gaming revenues, as discussed above. Additionally, during the first quarter of 2020, our properties were temporarily closed as a result of the COVID-19 pandemic, which reduced our gaming taxes, marketing expenses, and salaries and wages. Food, beverage, hotel and other expenses for the three months ended March 31, 2021 decreased $33.9 million compared to the prior year quarter as our properties are operating with reduced hotel capacity and limited food and beverage options. In response to the COVID-19 pandemic, we implemented cost saving measures such as: operating with a reduced workforce, focusing on higher margin gaming offerings, reducing marketing costs, and limiting certain lower margin food and beverage offerings which reduced our salaries and wages, costs of goods sold, and other expenses which further reduced our food, beverage, hotel and other expense during the first quarter of 2021.
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
For three months ended March 31, 2021, general and administrative expenses increased period over period primarily due to the increase in expense associated with the Company’s cash-settled stock-based awards of $30.4 million, which is largely driven by the increase in the Company's stock price. Rent expense associated with our triple net operating leases increased by $12.9 million, as compared to the prior year period; the increase principally relates to the Tropicana Lease. The increase in general and administrative expenses was offset by a $21.4 million decrease in payroll expenses resulting from the implementation of cost saving measures described above.
Depreciation and amortization for the three months ended March 31, 2021 decreased period over period primarily due to fixed assets becoming fully depreciated, the sale of the real estate assets of Tropicana in April 2020, and a decrease of $0.8 million in amortization expense at Penn Interactive.
Impairment losses for the three months ended March 31, 2020 primarily relates to impairments taken on our goodwill and other intangible assets of $113.0 million and $498.5 million, respectively, as a result of an interim impairment assessment during the first quarter of 2020. During the first quarter of 2020, we identified an indicator of impairment triggered by the COVID-19 pandemic, which caused all of our gaming properties to temporarily close. There were no impairment losses during the three months ended March 31, 2021.
Other income (expenses)
The following table presents our consolidated other income (expenses):

	For the three months ended March 31,		$ Change	% Change
(dollars in millions)	2021	2020	2021 vs 2020	2021 vs 2020
Other income (expenses)
Interest expense, net	$(135.7)	$(129.8)	$(5.9)	4.5%
Income from unconsolidated affiliates	$9.6	$4.1	$5.5	134.1%
Income tax benefit (expense)	$(20.6)	$99.5	$(120.1)	N/M
Other	$21.1	$(21.8)	$42.9	N/M
N/M - Not meaningful
Interest expense, net increased for the three months ended March 31, 2021, as compared to the prior year period, due to a $5.6 million increase in interest expense related to the issuance of our 2.75% Convertible Notes in May, 2020.
Income from unconsolidated affiliates relates principally to Barstool Sports and our Kansas Entertainment JV. The increase for the three months ended March 31, 2021, as compared to the prior year period, was due to an increase in the results of Hollywood Casino at Kansas Speedway and full quarter of income earned from our Barstool Sports investment, which we completed in February, 2020. We record our proportionate share of Barstool Sports' net income or loss one quarter in arrears.
Income tax benefit (expense) was a $20.6 million expense for the three months ended March 31, 2021, as compared to a $99.5 million benefit for the three months ended March 31, 2020. Our effective tax rate (income taxes as a percentage of income or loss from operations before income taxes) including discrete items was 18.5% for the three months ended March 31, 2021, as compared to 14.1% for the three months ended March 31, 2020. The change in the effective rate for the three months ended March 31, 2021 as compared to the prior year period was primarily due to an increase of pre-tax income.

Our effective income tax rate can vary each reporting period depending on, among other factors, the geographic and business mix of our earnings, changes to our valuation allowance, and the level of our tax credits. Certain of these and other factors, including our history and projections of pre-tax earnings, are considered in assessing our ability to realize our net deferred tax assets.
Other includes miscellaneous income and expense items. The amount for the three months ended March 31, 2021 relates primarily to unrealized holding gains of $26.1 million compared to unrealized holding losses of $21.8 million in the prior year quarter on equity securities (including warrants), held by Penn Interactive. The securities are multi-year agreements with sports betting operators for online sports betting and related iGaming market access across our portfolio.

Segment comparison of the three months ended March 31, 2021 and 2020
Northeast Segment

	For the three months ended March 31,		$ Change	% Change
(dollars in millions)	2021	2020	2021 vs 2020	2021 vs 2020
Revenues
Gaming	$527.0	$458.7	$68.3	14.9%
Food, beverage, hotel and other	43.9	62.0	(18.1)	(29.2)%
Total revenues	$570.9	$520.7	$50.2	9.6%

Adjusted EBITDAR	$193.2	$124.5	$68.7	55.2%
Adjusted EBITDAR margin	33.8%	23.9%		990 bps
The Northeast segment’s revenues for the three months ended March 31, 2021 increased by $50.2 million, primarily as a result of increased gaming revenues resulting from higher spend-per-visit and increased visitation levels compared to the prior year quarter, when our properties were mandated with temporary closures to combat the rapid spread of COVID-19. All of our properties within the Northeast segment continue to operate with reduced gaming and hotel (if applicable) capacity, limited food and beverage and other amenity offerings.
For the three months ended March 31, 2021, the Northeast segment’s Adjusted EBITDAR and Adjusted EBITDAR margin increased $68.7 million and 990 basis points, respectively, as compared to the prior year quarter, due to both the higher proportionate share of gaming activity yielding a higher overall Adjusted EBITDAR margin, and cost saving initiatives implemented throughout the prior year, designed to mitigate revenue degradation in 2020, such as: operating with a reduced workforce, focusing on higher margin gaming offerings, reducing marketing costs, and limiting certain lower margin food and beverage offerings.

South Segment

	For the three months ended March 31,		$ Change	% Change
(dollars in millions)	2021	2020	2021 vs 2020	2021 vs 2020
Revenues
Gaming	$245.4	$168.6	$76.8	45.6%
Food, beverage, hotel and other	50.5	54.7	(4.2)	(7.7)%
Total revenues	$295.9	$223.3	$72.6	32.5%

Adjusted EBITDAR	$133.9	$52.6	$81.3	154.6%
Adjusted EBITDAR margin	45.3%	23.6%		2,170 bps
The South segment’s revenues for the three months ended March 31, 2021 increased by $72.6 million, primarily as a result of increased gaming revenues resulting from higher spend-per-visit and increased visitation levels compared to the prior year quarter when our properties were mandated with temporary closures to combat the rapid spread of COVID-19. All of our properties within the South segment continue to operate with reduced gaming and hotel (if applicable) capacity, limited food and beverage and other amenity offerings. Gaming revenues at the South segment benefited from less restrictive COVID-19 protocols in the region compared to our other reportable segments.
For the three months ended March 31, 2021, the South segment’s Adjusted EBITDAR and Adjusted EBITDAR margin increased $81.3 million and 2,170 basis points, respectively, as compared to the prior year quarter, due to both the higher proportionate share of gaming activity yielding a higher overall Adjusted EBITDAR margin, and cost saving initiatives implemented throughout the prior year, designed to mitigate revenue degradation in 2020, such as: operating with a reduced workforce, focusing on higher margin gaming offerings, reducing marketing costs, and limiting certain lower margin food and beverage offerings.
West Segment

	For the three months ended March 31,		$ Change	% Change
(dollars in millions)	2021	2020	2021 vs 2020	2021 vs 2020
Revenues
Gaming	$69.1	$71.9	$(2.8)	(3.9)%
Food, beverage, hotel and other	27.5	54.7	(27.2)	(49.7)%
Total revenues	$96.6	$126.6	$(30.0)	(23.7)%

Adjusted EBITDAR	$35.2	$24.6	$10.6	43.1%
Adjusted EBITDAR margin	36.4%	19.4%		1,700 bps
The West segment’s revenues for the three months ended March 31, 2021 decreased by $30.0 million due to the continued closure of our property at Zia Park, which remained closed until March 2021, and the reduced gaming and food, beverage, hotel and other revenues at the Tropicana, Las Vegas property, due to lower traffic resulting from visitor and international travel restrictions.
In spite of the revenue decrease, the West segment’s Adjusted EBITDAR and Adjusted EBITDAR margin increased by $10.6 million and 1,700 basis points respectively, primarily due to the higher proportion of higher margin gaming activities and reduced operating expenses due to limited food, beverage and hotel offerings.

Midwest Segment

	For the three months ended March 31,		$ Change	% Change
(dollars in millions)	2021	2020	2021 vs 2020	2021 vs 2020
Revenues
Gaming	$216.9	$196.2	$20.7	10.6%
Food, beverage, hotel and other	17.8	31.9	(14.1)	(44.2)%
Total revenues	$234.7	$228.1	$6.6	2.9%

Adjusted EBITDAR	$106.0	$69.5	$36.5	52.5%
Adjusted EBITDAR margin	45.2%	30.5%		1,470 bps
The Midwest segment’s revenues for the three months ended March 31, 2021 increased by $6.6 million, primarily as a result of increased gaming revenues resulting from higher spend-per-visit and increased visitation levels compared to the prior year quarter when our properties were mandated with temporary closures to combat the rapid spread of COVID-19. All of our properties within the Midwest segment continue to operate with reduced gaming and hotel (if applicable) capacity, and limited food and beverage and other amenity offerings.
For the three months ended March 31, 2021, the Midwest segment’s Adjusted EBITDAR and Adjusted EBITDAR margin increased $36.5 million and 1,470 basis points, respectively, as compared to the prior year quarter, due to both the higher proportionate share of gaming activity yielding a higher overall Adjusted EBITDAR margin, and cost saving initiatives implemented throughout the prior year, designed to mitigate revenue degradation in 2020, such as: operating with a reduced workforce, focusing on higher margin gaming offerings, reducing marketing costs, and limiting certain lower margin food and beverage offerings.
Other

	For the three months ended March 31,		$ Change	% Change
(dollars in millions)	2021	2020	2021 vs 2020	2021 vs 2020
Revenues
Gaming	$23.6	$7.6	$16.0	210.5%
Food, beverage, and other	64.3	12.7	51.6	406.3%
Total revenues	$87.9	$20.3	$67.6	333.0%

Adjusted EBITDAR	$(21.3)	$(18.9)	$(2.4)	12.7%
Total revenues for the Other category increased for the three months ended March 31, 2021, as compared to the prior year quarter, primarily as a result of the activities at Penn Interactive. Penn Interactive's operations continue to build with the launch of the online Barstool Sportsbook in Pennsylvania during the third quarter of 2020 and the launch of Michigan and Illinois during the first quarter of 2021 and with ongoing increases in online social and real-money gaming revenue.
Adjusted EBITDAR decreased by $2.4 million for the three months ended March 31, 2021 as compared to the prior year quarter, primarily due to increased expenses related to the ramp up of the Penn Interactive online sportsbook operations.

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

We define Adjusted EBITDA as earnings before interest expense, net; income taxes; depreciation and amortization; stock-based compensation; debt extinguishment and financing charges; impairment losses; insurance recoveries, net of deductible charges; changes in the estimated fair value of our contingent purchase price obligations; gain or loss on disposal of assets, the difference between budget and actual expense for cash-settled stock-based awards; pre-opening and acquisition costs; and other income or expenses. Adjusted EBITDA is inclusive of income or loss from unconsolidated affiliates, with our share of non-operating items (such as interest expense, net; income taxes; depreciation and amortization; and stock-based compensation expense) added back for Barstool Sports and our Kansas Entertainment joint venture. Adjusted EBITDA is inclusive of rent expense associated with our triple net operating leases (the operating lease components contained within the Penn Master Lease and Pinnacle Master Lease (primarily land), the Meadows Lease, the Margaritaville Lease, the Greektown Lease and the Tropicana Lease). Although Adjusted EBITDA includes rent expense associated with our triple net operating leases, we believe Adjusted EBITDA is useful as a supplemental measure in evaluating the performance of our consolidated results of operations. We define adjusted EBITDA margin as Adjusted EBITDA divided by consolidated revenues.
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

	For the three months ended March 31,
(dollars in millions)	2021	2020
Net income (loss)	$90.9	$(608.6)
Income tax expense (benefit)	20.6	(99.5)
Income from unconsolidated affiliates	(9.6)	(4.1)
Interest expense, net	135.7	129.8
Other (income) expense	(21.1)	21.8
Operating income (loss)	216.5	(560.6)
Stock-based compensation (1)	4.2	6.0
Cash-settled stock-based award variance (1)(2)	21.5	(8.9)
(Gain) loss on disposal of assets (1)	(0.1)	0.6
Contingent purchase price (1)	0.1	(2.2)
Pre-opening and acquisition costs (1)	1.6	3.2
Depreciation and amortization	81.3	95.7
Impairment losses	—	616.1
Insurance recoveries, net of deductible charges (1)	—	(0.1)
Income from unconsolidated affiliates	9.6	4.1
Non-operating items of equity method investments (3)	1.6	0.9
Other expenses (1)(4)	0.3	—
Adjusted EBITDA	336.6	154.8
Rent expense associated with triple net operating leases (1)	110.4	97.5
Adjusted EBITDAR	$447.0	$252.3

Net income (loss) margin	7.1%	(54.5)%
Adjusted EBITDA margin	26.4%	13.9%
Adjusted EBITDAR margin	35.1%	22.6%
(1)    These items are included in “General and administrative” within the Company’s unaudited Consolidated Statements of Operations and Comprehensive Income (Loss).
(2)    Our cash-settled stock-based awards are adjusted to fair value each reporting period based primarily on the price of the Company’s common stock. As such, significant fluctuations in the price of the Company’s common stock during any reporting period could cause significant variances to budget on cash-settled stock-based awards. During the three months ended March 31, 2021, the price of the Company’s common stock increased significantly, which resulted in unfavorable variances to budget.
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

	For the three months ended March 31,		$ Change	% Change
(dollars in millions)	2021	2020	2021 vs 2020	2021 vs 2020
Net cash provided by (used in) operating activities	$180.5	$(33.2)	$213.7	N/M
Net cash used in investing activities	$(27.3)	$(183.4)	$156.1	(85.1)%
Net cash provided by financing activities	$60.1	$508.8	$(448.7)	(88.2)%
N/M - Not meaningful
Operating Cash Flow
Net cash provided by operating activities of $180.5 million for the three months ended March 31, 2021, compared to net cash used of $33.2 million in the prior year quarter, is principally due to increased gaming revenues as operations at our properties benefited from increased spend-per-visit and visitation levels and higher overall Adjusted EBITDAR margins, resulting from cost saving initiatives implemented throughout 2020, such as: operating with a reduced workforce, focusing on higher margin gaming offerings, reducing marketing costs, and limiting certain lower margin food and beverage offerings. The prior year quarter operating cash flows were negatively impacted by the temporary closures of all of our properties due to the COVID-19 pandemic, which significantly decreased cash receipts from customers.
Investing Cash Flow
The decrease in net cash used in investing activities of $156.1 million for the three months ended March 31, 2021, compared to the prior year quarter, is primarily due to the completion of our investment in Barstool Sports during the three months ended March 31, 2020. Capital expenditures decreased by $17.1 million for the three months ended March 31, 2021, as compared to the prior year quarter. The decrease in capital expenditures in the current year primarily reflects our efforts to reduce maintenance capital expenditures as we mitigate the impact of the COVID-19 pandemic.
Capital Expenditures
Capital expenditures are accounted for as either project capital (new facilities or expansions) or maintenance (replacement) capital expenditures. Cash provided by operating activities as well as cash available under our Revolving Credit Facility is used to fund our capital expenditures for three months ended March 31, 2021 and 2020.
Capital expenditures for the three months ended March 31, 2021 and 2020 were $25.7 million and $42.8 million, respectively. Capital expenditures related to our York and Morgantown development project were $10.9 million for the three months ended March 31, 2021. Capital expenditures decreased for the three months ended March 31, 2021, as compared to the prior year period, due to continued cautionary spending and uncertainty surrounding the COVID-19 pandemic, which has carried forward to the current year. We expect that as operations continue to recover, capital expenditures will increase.
Financing Cash Flow
For the three months ended March 31, 2021, net cash provided by financing activities totaled $60.1 million compared to $508.8 million provided in the prior year quarter, reflecting a decrease of $448.7 million, primarily related to net borrowings under our Senior Secured Credit Facilities of $518.3 million during the three months ended March 31, 2020.
Debt Issuances, Redemptions and Other Long-term Obligations
On March 13, 2020, we borrowed the remaining available amount of $430.0 million under our Revolving Credit Facility. The Company elected to draw down the remaining available funds from its Revolving Credit Facility in order to maintain maximum financial flexibility in light of the COVID-19 pandemic.

On April 14, 2020, the Company entered into a second amendment to its Credit Agreement with its various lenders (the “Second Amendment”) to provide for certain modifications. During the period beginning on April 14, 2020 and ending on the earlier of (x) the date that is two business days after the date on which the Company delivered a covenant relief period termination notice to the administrative agent and (y) the date on which the administrative agent received a compliance certificate for the quarter ended March 31, 2021 (the “Covenant Relief Period”), the Company does not have to comply with any Maximum Leverage Ratio or Minimum Interest Coverage Ratio (as such terms are defined in the Amended 2017 Credit Agreement). During the Covenant Relief Period, the Company would be subject to a minimum liquidity covenant that required cash and cash equivalents and availability under its Revolving Credit Facility to be (i) at least $400.0 million through April 30,

2020; (ii) $350.0 million during the period from May 1, 2020 through May 31, 2020; (iii) $300.0 million during the period from June 1, 2020 through June 30, 2020; and (iv) $225.0 million during the period from July 1, 2020 through March 31, 2021.

The Second Amendment also amended the financial covenants that are applicable after the Covenant Relief Period to permit the Company to (i) maintain a maximum consolidated total net leverage ratio of 5.50:1.00 for the quarter ended March 31, 2021, 5.00:1.00 for the quarter ended June 30, 2021, 4.75:1.00 for the quarter ended September 30, 2021, 4.50:1.00 for the quarter ended December 31, 2021, and 4.25:1.00 thereafter, tested quarterly on a pro forma trailing twelve month (“PF TTM”) basis; (ii) maintain a maximum senior secured net leverage ratio of 4.50:1.00 for the quarter ended March 31, 2021, 4.00:1.00 for the quarter ended June 30, 2021, 3.75:1.00 for the quarter ended September 30, 2021, 3.50:1.00 for the quarter ended December 31, 2021, and 3.00:1.00 thereafter, tested quarterly on a PF TTM basis; and (iii) maintain an interest coverage ratio of 2.50:1.00, tested quarterly on a PF TTM basis.
In addition, the Second Amendment (i) provided that, during the Covenant Relief Period, loans under the Revolving Credit Facility and the Term Loan A Facility shall bear interest at either a base rate or an adjusted LIBOR rate, in each case, plus an applicable margin, in the case of base rate loans, of 2.00%, and in the case of adjusted LIBOR rate loans, of 3.00%; (ii) provided that, during the Covenant Relief Period, the Company shall pay a commitment fee on the unused portion of the commitments under the Revolving Credit Facility at a rate of 0.50% per annum; (iii) provided for a 0.75% LIBOR floor applicable to all LIBOR loans under the Senior Secured Credit Facilities; (iv) carved out COVID-19 related effects from certain terms of the Senior Secured Credit Facilities during the Covenant Relief Period; and (v) made certain other changes to the covenants and other provisions of the Credit Agreement. Interest on the Term Loan B-1 Facility was not affected by the Second Amendment.
Upon conclusion of the Covenant Relief Period, loans under the Senior Secured Credit Facilities bear interest at either a base rate or an adjusted LIBOR rate, plus an applicable margin. The applicable margins for the Revolving Credit Facility and Term Loan A Facility range from 1.25% to 3.00% per annum for LIBOR loans and 0.25% to 2.00% per annum for base rate loans, in each case depending on the Consolidated Total Net Leverage Ratio (as defined in the Amended 2017 Credit Agreement) as of the most recent fiscal quarter. The Term Loan B-1 Facility continues to bear interest at 2.25% per annum for LIBOR loans and 1.25% per annum for base rate loans. All loans under the Senior Secured Credit Facilities are subject to a LIBOR “floor” of 0.75%. In addition, a commitment fee is paid on the unused portion of the commitments under the Revolving Credit Facility at a rate that ranges from 0.20% to 0.50% per annum, depending on the Consolidated Total Net Leverage Ratio as of the most recent fiscal quarter.
In May 2020, the Company completed an offering of $330.5 million aggregate principal amount of 2.75% unsecured convertible notes that mature, unless earlier converted, redeemed or repurchased, on May 15, 2026 (the “Convertible Notes”) at a price of par. After lender fees and discounts, net proceeds received by the Company were $322.2 million. Interest on the Convertible Notes is payable on May 15th and November 15th of each year, commencing November 15, 2020.

The Convertible Notes are convertible into shares of the Company’s common stock at an initial conversion price of $23.40 per share, or 42.7350 shares, per $1,000 principal amount of notes, subject to adjustment if certain corporate events occur. However, in no event will the conversion exceed 55.5555 shares of common stock per $1,000 principal amount of notes. As of March 31, 2021, the maximum number of shares that could be issued to satisfy the conversion feature of the Convertible Notes is 18,360,815 and the amount by which the Convertible Notes if-converted value exceeded its principal amount was $1,594.4 million.
Starting in the fourth quarter of 2020 and prior to February 15, 2026, at their election, holders of the Convertible Notes may convert outstanding notes if the trading price of the Company’s common stock exceeds 130% of the initial conversion price or, starting shortly after the issuance of the Convertible Notes, if the trading price per $1,000 principal amount of notes is less than 98% of the product of the trading price of the Company’s common stock and the conversion rate then in effect. The Convertible Notes may, at the Company’s election, be settled in cash, shares of common stock of the Company, or a combination thereof. The Company has the option to redeem the Convertible Notes, in whole or in part, beginning November 20, 2023.

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

In February 2021, the Company entered into a financing arrangement providing the Company with upfront cash proceeds while permitting us to participate in future proceeds on certain claims. The financing obligation has been classified as a non-current liability, which is expected to be settled in a future period of which the principal is contingent and predicated on other events. Consistent with an obligor’s accounting under a debt instrument, period interest will be accreted using an effective interest rate of 25% and until such time that the claims and related obligation is settled. The amount included in interest expense related to this obligation was $1.5 million for the three months ended March 31, 2021.

At March 31, 2021, we had $2,488.8 million in aggregate principal amount of indebtedness, including $1,612.0 million outstanding under our Senior Secured Credit Facilities, $330.5 million outstanding under our Convertible Notes, $400.0 million outstanding under our 5.625% senior unsecured notes, and $146.3 million outstanding in other long-term obligations. No amounts were drawn on our Revolving Credit Facility. We have no debt maturing prior to 2023. As of March 31, 2021 we had conditional obligations under letters of credit issued pursuant to the Senior Secured Credit Facilities with face amounts aggregating to $28.0 million resulting in $672.0 million available borrowing capacity under our Revolving Credit Facility.

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

As of March 31, 2021, the Company was in compliance with all required financial covenants. The Company believes that it will remain in compliance with all of its required financial covenants for at least the next twelve months following the date of filing this Quarterly Report on Form 10-Q with the SEC.
See Note 8, “Long-term Debt,” in the notes to our unaudited Consolidated Financial Statements for additional information of the Company's debt and other long-term obligations.

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
Under our Triple Net Leases, in addition to lease payments for the real estate assets, we are required to pay the following, among other things: (1) all facility maintenance; (2) all insurance required in connection with the leased properties and the business conducted on the leased properties; (3) taxes levied on or with respect to the leased properties (other than taxes on the income of the lessor); (4) all tenant capital improvements; and (5) all utilities and other services necessary or appropriate for the leased properties and the business conducted on the leased properties. Additionally, our Triple Net Leases are subject to annual escalators and periodic percentage rent resets, as applicable. See Note 9, “Leases,” in the notes to our unaudited Consolidated Financial Statements for further discussion and disclosure related to the Company's leases.

Payments to our REIT Landlords under Triple Net Leases
Total payments made to our REIT Landlords, GLPI and VICI, were as follows:

	For the three months ended March 31,
(in millions)	2021	2020
Penn Master Lease	$117.9	$114.8
Pinnacle Master Lease	81.3	82.5
Meadows Lease	6.2	6.7
Margaritaville Lease	5.9	5.9
Greektown Lease	13.9	13.9
Morgantown Lease	0.8	—
Total (1)	$226.0	$223.8
(1)Rent payable under the Tropicana Lease is nominal. Therefore, this lease has been excluded from the table above.
Outlook
Based on our current level of operations, we believe that cash generated from operations and cash on hand, together with amounts available under our Senior Secured Credit Facilities, will be adequate to meet our anticipated obligations under our Triple Net Leases, debt service requirements, capital expenditures and working capital needs for the foreseeable future. However, our ability to generate sufficient cash flow from operations will depend on a range of economic, competitive and business factors, many of which are outside our control, including the impact of the COVID-19 pandemic. We cannot be certain: (i) of the impact of the operating restrictions to accommodate social distancing and health and safety guidelines on our properties and financial results, including the cash generated from operations; (ii) of the magnitude and duration of the impact of the COVID-19 pandemic (including reoccurrences) on general economic conditions, capital markets, unemployment and our liquidity, operations, supply chain and personnel, including the potential that some or all of our properties may be forced to close or cease operations for a certain period of time; (iii) that the U.S. economy and our business will recover to levels that existed prior to the COVID-19 pandemic and on what time frame; (iv) that our anticipated earnings projections will be realized; (v) that we will achieve the expected synergies from our acquisitions; and (vi) that future borrowings will be available under our Senior Secured Credit Facilities or otherwise will be available in the credit markets to enable us to service our indebtedness or to make anticipated capital expenditures. We caution you that the trends seen at our reopened properties, such as higher spend per trip and increased visitation, may not continue. In addition, while we anticipated that a significant amount of our future growth would come through the pursuit of opportunities within other distribution channels, such as retail and online sports betting, social gaming, retail gaming, and iGaming; from acquisitions of gaming properties at reasonable valuations; greenfield projects; and jurisdictional expansions and property expansion in under-penetrated markets; there can be no assurance that this will be the case given the uncertainty arising from the COVID-19 pandemic. If we consummate significant acquisitions in the future or undertake any significant property expansions, our cash requirements may increase significantly and we may need to make additional borrowings or complete equity or debt financings to meet these requirements. See "Part II, Item 1A. Risk Factors" of this Form 10-Q and Part I, Item 1A. “Risk Factors” of the Company’s Form 10-K for the year ended December 31, 2020 for a discussion of additional risks related to the Company’s capital structure.
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

CRITICAL ACCOUNTING ESTIMATES
A complete discussion of our critical accounting estimates is included in our Form 10-K for the year ended December 31, 2020. There have been no significant changes in our critical accounting estimates during the three months ended March 31, 2021.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
For information with respect to new accounting pronouncements and the impact of these pronouncements on our unaudited Consolidated Financial Statements, see Note 3, “New Accounting Pronouncements,” in the notes to our unaudited Consolidated Financial Statements.

IMPORTANT FACTORS REGARDING FORWARD-LOOKING STATEMENTS
This Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements can be identified by the use of forward-looking terminology such as “expects,” “believes,” “estimates,” “projects,” “intends,” “plans,” “goal,” “seeks,” “may,” “will,” “should,” or “anticipates” or the negative or other variations of these or similar words, or by discussions of future events, strategies or risks and uncertainties. Specifically, forward-looking statements include, but are not limited to, statements regarding: COVID-19; continued demand for the gaming properties that have opened and the possibility that the Company’s gaming properties may be required to close again in the future due to COVID-19; the impact of COVID-19 on general economic conditions, capital markets, unemployment, and the Company’s liquidity, operations, supply chain and personnel; the potential benefits and expected timing of the Perryville transaction with Gaming and Leisure Properties, Inc.; the Company’s estimated cash burn and future liquidity, future revenue and Adjusted EBITDAR, including from the Company’s iGaming business in Pennsylvania and Michigan; the continued success of Barstool Sports in Pennsylvania, Michigan, Illinois and in additional states in the future; the expected benefits and potential challenges of the investment in Barstool Sports, including the anticipated benefits for the Company’s online and retail sports betting, iGaming and social casino products; the expected financial returns from the transaction with Barstool Sports; the expected launch of the Barstool-branded mobile sports betting product in future states and its future revenue and profit contributions; the Company’s expectations of future results of operations and financial condition, including margins; the Company’s development projects or its iGaming initiatives; the timing, cost and expected impact of planned capital expenditures on the Company’s results of operations; the Company’s expectations with regard to the impact of competition; the anticipated opening dates of the Company’s retail sportsbooks in future states and its proposed Pennsylvania Category 4 casinos in York and Berks counties; the Company’s expectations with regard to acquisitions, potential divestitures and development opportunities, as well as the integration of and synergies related to any companies the Company have acquired or may acquire; the outcome and financial impact of the litigation in which the Company is or will be periodically involved; the actions of regulatory, legislative, executive or judicial decisions at the federal, state or local level with regard to our business and the impact of any such actions; the Company’s ability to maintain regulatory approvals for its existing businesses and to receive regulatory approvals for its new business partners; the Company’s expectations with regard to the impact of competition in online sports betting, iGaming and retail/mobile sportsbooks as well as the potential impact of this business line on the Company’s existing businesses; the performance of the Company’s partners in online sports betting, iGaming and retail/mobile sportsbooks, including the risks associated with any new business, the actions of regulatory, legislative, executive or judicial decisions at the federal, state or local level with regard to online sports betting, iGaming and retail/mobile sportsbooks and the impact of any such actions; and the Company’s expectations regarding economic and consumer conditions. Such statements are all subject to risks, uncertainties and changes in circumstances that could significantly affect the Company’s future financial results and business.

Accordingly, the Company cautions that the forward-looking statements contained herein are qualified by important factors that could cause actual results to differ materially from those reflected by such statements. Such factors include, but are not limited to: (a) the magnitude and duration of the impact of the COVID-19 pandemic on general economic conditions, capital markets, unemployment, consumer spending and the Company’s liquidity, financial condition, supply chain, operations and personnel; (b) industry, market, economic, political, regulatory and health conditions; (c) disruptions in operations from data protection breaches, cyberattacks, extreme weather conditions, medical epidemics or pandemics such as the COVID-19 (and reoccurrences), and other natural or man-made disasters or catastrophic events; (d) the Company’s ability to access additional capital on favorable terms or at all; (e) the Company’s ability to remain in compliance with the financial covenants of its debt obligations; (f) the consummation of the Perryville transaction with GLPI is subject to various conditions, including third-party agreements and approvals, and accordingly may be delayed or may not occur at all; (g) actions to reduce costs and improve efficiencies to mitigate losses as a result of the COVID-19 pandemic that could negatively impact guest loyalty and the Company’s ability to attract and retain employees; (h) the outcome of any legal proceedings that may be instituted against the Company or its directors, officers or employees; (i) the impact of new or changes in current laws, regulations, rules or other industry standards; (j) the ability of the Company’s operating teams to drive revenue and margins; (k) the impact of significant competition from other gaming and entertainment operations (including from Native American casinos, historic racing machines, state sponsored i-lottery products and VGTs in or adjacent to states in which we operate); (l) the Company’s ability to obtain timely regulatory approvals required to own, develop and/or operate its properties, or other delays, approvals or impediments to completing its planned acquisitions or projects, construction factors, including delays, and increased costs; (m) the passage of state, federal or local legislation (including referenda) that would expand, restrict, further tax, prevent or negatively impact operations in or adjacent to the jurisdictions in which the Company does or seek to do business (such as a smoking ban at any of its properties or the award of additional gaming licenses proximate to its properties, as recently occurred with legislation in Illinois and Pennsylvania); (n) the effects of local and national economic, credit, capital market, housing, and energy conditions on the economy in general and on the gaming and lodging industries in particular; (o) the activities of our competitors (commercial and tribal) and the rapid emergence of new competitors (traditional, internet, social, sweepstakes based and VGTs in bars and truck stops); (p) increases in the effective rate of taxation for any of our operations or at the corporate level; (q) our ability to identify attractive acquisition and development opportunities (especially in new business lines) and to agree to terms with, and maintain good relationships with partners and municipalities for such transactions; (r) the costs and risks involved in the pursuit of such opportunities and our ability to complete the acquisition or development of, and achieve the expected returns from, such opportunities; (s) the impact of weather, including flooding, hurricanes and tornadoes; (t) changes in accounting standards; (u) the risk of failing to maintain the integrity of our information technology infrastructure and safeguard our business, employee and customer data (particularly as our iGaming division grows); (v) with respect to our iGaming and sports betting endeavors, the impact of significant competition from other companies for online sports betting, iGaming and sportsbooks, the Company’s ability to achieve the expected financial returns related to its investment in Barstool Sports, the Company’s ability to retain key talent, its ability to obtain timely regulatory approvals required to own, develop and/or operate sportsbooks may be delayed and there may be impediments and increased costs to launching the online betting, iGaming and sportsbooks, including delays, and increased costs, intellectual property and legal and regulatory challenges, as well as the Company’s ability to successfully develop innovative products that attract and retain a significant number of players in order to grow its revenues and earnings, its ability to establish key partnerships, its ability to generate meaningful returns and the risks inherent in any new business; (w) with respect to the Company’s proposed Pennsylvania Category 4 casinos in York and Berks counties, risks relating to construction, and its ability to achieve its expected budgets, timelines and investment returns, including the ultimate location of other gaming properties in the Commonwealth of Pennsylvania; and (x) other factors as discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 and Current Reports on Form 8-K, each as filed with the U.S. Securities and Exchange Commission.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
We are exposed to market risk from adverse changes in interest rates with respect to the short-term floating interest rate on borrowings under our Senior Secured Credit Facilities. As of March 31, 2021, the Company’s Senior Secured Credit Facilities had a gross outstanding balance of $1,612.0 million, consisting of a $623.6 million Term Loan A Facility, a $988.4 million Term Loan B-1 Facility. As of March 31, 2021, we have $672.0 million of available borrowing capacity under our Revolving Credit Facility.
The table below provides information as of March 31, 2021 about our long-term debt obligations that are sensitive to changes in interest rates, including the notional amounts maturing during the twelve month period presented and the related weighted-average interest rates by maturity dates.

(dollars in millions)	4/01/21 - 03/31/22	4/01/22 - 03/31/23	4/01/23 - 03/31/24	4/01/24 - 03/31/25	4/01/25 - 03/31/26	Thereafter	Total	Fair Value
Fixed rate	$—	$—	$—	$—	$—	$400.0	$400.0	$415.5
Average interest rate						5.625%
Fixed rate	$—	$—	$—	$—	$—	$330.5	$330.5	$1,488.9
Average interest rate						2.75%
Variable rate	$68.8	$82.1	$506.6	$11.3	$943.2	$—	$1,612.0	$1,603.9
Average interest rate (1)	4.25%	4.53%	4.79%	4.15%	4.27%
(1)Estimated rate, reflective of forward LIBOR as of March 31, 2021 plus the spread over LIBOR applicable to variable-rate borrowing.

ITEM 4.CONTROLS AND PROCEDURES
The Company’s management, under the supervision and with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of March 31, 2021. Based on this evaluation, our principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2021 to ensure that information required to be disclosed by the Company in reports we file or submit under the Exchange Act is (i) recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the United States Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to the Company’s management, including the Company’s principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

During the quarter ended March 31, 2021, we substantially completed the implementation of our new Enterprise Resource Planning system as part of the Company’s long-term finance transformation initiatives aimed to automate and simplify our business process. In connection with this implementation, we have updated certain control processes that were impacted. As additional transformation activities occur, we will continue to monitor and evaluate our internal control over financial reporting. There have not been any other changes in our internal control over financial reporting during the three months ended March 31, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.    OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS
We are a party to a number of other pending legal proceedings. Management does not expect that the outcome of such proceedings, either individually or in the aggregate, will have a material effect on our financial position, results of operations or cash flows.

ITEM 1A.RISK FACTORS
We are not aware of any material changes to the risk factors described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.
ITEM 6. EXHIBITS

Exhibit
Number	Description of Exhibit

31.1*	CEO Certification pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	CFO Certification pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	CEO Certification pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

32.2**	CFO Certification pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Inline XBRL File (included in Exhibit 101)

*	Filed herewith.
**	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PENN NATIONAL GAMING, INC.
Dated:	May 6, 2021	By:	/s/ Christine LaBombard
Christine LaBombard
Senior Vice President and Chief Accounting Officer