Form 10-Q
period 2021-06-30
PENN NATIONAL GAMING INC
filed 2021-08-05
CIK 921738

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
As of August 2, 2021, the number of shares of the registrant’s common stock outstanding was 156,789,295.

PENN NATIONAL GAMING, INC. AND SUBSIDIARIES

PART I.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

PENN NATIONAL GAMING, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(in millions, except share and per share data)	June 30, 2021	December 31, 2020
Assets
Current assets
Cash and cash equivalents	$2,274.7	$1,853.8
Receivables, net	138.5	96.4
Prepaid expenses	104.4	103.5
Other current assets	34.8	31.3
Total current assets	2,552.4	2,085.0
Property and equipment, net	4,456.4	4,529.3
Investment in and advances to unconsolidated affiliates	277.3	266.8
Goodwill	1,165.6	1,157.1
Other intangible assets, net	1,531.7	1,513.5
Lease right-of-use assets	4,767.1	4,817.7
Other assets	327.7	297.9
Total assets	$15,078.2	$14,667.3

Liabilities
Current liabilities
Accounts payable	$38.3	$33.2
Current maturities of long-term debt	90.4	81.4
Current portion of financing obligations	37.4	36.0
Current portion of lease liabilities	140.1	134.3
Accrued expenses and other current liabilities	651.9	575.1
Total current liabilities	958.1	860.0
Long-term debt, net of current maturities, debt discount and debt issuance costs	2,269.9	2,231.2
Long-term portion of financing obligations	4,077.5	4,096.4
Long-term portion of lease liabilities	4,534.7	4,578.2
Deferred income taxes	148.1	126.3
Other long-term liabilities	132.1	119.4
Total liabilities	12,120.4	12,011.5
Commitments and contingencies (Note 12)
Stockholders’ equity
Series B Preferred stock ($0.01 par value, 1,000,000 shares authorized, no shares issued and outstanding)	—	—
Series C Preferred stock ($0.01 par value, 18,500 shares authorized, no shares issued and outstanding)	—	—
Series D Preferred stock ($0.01 par value, 5,000 shares authorized, 926 and 883 shares issued, and 775 and 883 shares outstanding)	24.2	23.1
Common stock ($0.01 par value, 400,000,000 and 200,000,000 shares authorized, 158,954,266 and 157,868,227 shares issued, and 156,786,873 and 155,700,834 shares outstanding)	1.6	1.6
Treasury stock, at cost, (2,167,393 shares held in both periods)	(28.4)	(28.4)
Additional paid-in capital	3,178.5	3,167.2
Retained earnings (accumulated deficit)	(217.6)	(507.3)
Total Penn National stockholders’ equity	2,958.3	2,656.2
Non-controlling interest	(0.5)	(0.4)
Total stockholders’ equity	2,957.8	2,655.8
Total liabilities and stockholders’ equity	$15,078.2	$14,667.3
See accompanying notes to the Consolidated Financial Statements.

PENN NATIONAL GAMING, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	For the three months ended June 30,		For the six months ended June 30,
(in millions, except per share data)	2021	2020	2021	2020
Revenues
Gaming	$1,305.5	$259.2	$2,387.5	$1,162.1
Food, beverage, hotel and other	240.3	46.3	433.2	259.5
Total revenues	1,545.8	305.5	2,820.7	1,421.6
Operating expenses
Gaming	620.9	142.0	1,148.7	642.9
Food, beverage, hotel and other	148.6	32.9	271.7	189.9
General and administrative	316.5	204.1	642.7	511.1
Depreciation and amortization	81.9	91.9	163.2	187.6
Impairment losses	—	—	—	616.1
Total operating expenses	1,167.9	470.9	2,226.3	2,147.6
Operating income (loss)	377.9	(165.4)	594.4	(726.0)
Other income (expenses)
Interest expense, net	(138.0)	(135.0)	(273.7)	(264.8)
Income (loss) from unconsolidated affiliates	9.1	(1.7)	18.7	2.4
Other	2.8	29.3	23.9	7.5
Total other expenses	(126.1)	(107.4)	(231.1)	(254.9)
Income (loss) before income taxes	251.8	(272.8)	363.3	(980.9)
Income tax benefit (expense)	(53.1)	58.4	(73.7)	157.9
Net income (loss)	198.7	(214.4)	289.6	(823.0)
Less: Net loss attributable to non-controlling interest	—	0.5	0.1	0.5
Net income (loss) attributable to Penn National	$198.7	$(213.9)	$289.7	$(822.5)

Comprehensive income (loss)	$198.7	$(214.4)	$289.6	$(823.0)
Less: Comprehensive loss attributable to non-controlling interest	—	0.5	0.1	0.5
Comprehensive income (loss) attributable to Penn National	$198.7	$(213.9)	$289.7	$(822.5)

Earnings (loss) per share:
Basic earnings (loss) per share	$1.27	$(1.69)	$1.85	$(6.78)
Diluted earnings (loss) per share	$1.17	$(1.69)	$1.72	$(6.78)

Weighted-average common shares outstanding—basic	156.0	126.8	155.8	121.3
Weighted-average common shares outstanding—diluted	172.7	126.8	172.8	121.3
See accompanying notes to the Consolidated Financial Statements.

PENN NATIONAL GAMING, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(UNAUDITED)

	Three Months Ended June 30, 2021 and 2020
	Preferred Stock		Common Stock		Treasury Stock	Addi- tional Paid-In Capital	Retained Earnings (Accum-ulated Deficit)	Total Penn National Stock-holders’ Equity	Non-Control- ling Interest	Total Stock- holders’ Equity
(in millions, except share data)	Shares	Amount	Shares	Amount
Balance as of April 1, 2021	775	$24.2	156,330,141	$1.6	$(28.4)	$3,175.2	$(416.3)	$2,756.3	$(0.5)	$2,755.8
Share-based compensation arrangements	—	—	413,048	—	—	9.4	—	9.4	—	9.4
Share issuance (Note 13)	—	—	43,684	—	—	3.5	—	3.5	—	3.5
Net income	—	—	—	—	—	—	198.7	198.7	—	198.7
Other	—	—	—	—	—	(9.6)		(9.6)	—	(9.6)
Balance as of June 30, 2021	775	$24.2	156,786,873	$1.6	$(28.4)	$3,178.5	$(217.6)	$2,958.3	$(0.5)	$2,957.8

Balance as of April 1, 2020	883	$23.1	116,793,722	$1.2	$(28.4)	$1,728.9	$(446.4)	$1,278.4	$(0.8)	$1,277.6
Share-based compensation arrangements	—	—	1,474,701	—	—	22.1	—	22.1	—	22.1
Common Stock Offering (Note 13)	—	—	19,166,667	0.2	—	331.0	—	331.2	—	331.2
Convertible debt offering (Note 8)	—	—	—	—	—	88.2	—	88.2	—	88.2
Net loss	—	—	—	—	—	—	(213.9)	(213.9)	(0.5)	(214.4)
Other	—	—	—	—	—	0.2	—	0.2	—	0.2
Balance as of June 30, 2020	883	$23.1	137,435,090	$1.4	$(28.4)	$2,170.4	$(660.3)	$1,506.2	$(1.3)	$1,504.9

PENN NATIONAL GAMING, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(UNAUDITED)
CONTINUED

	Six Months Ended June 30, 2021 and 2020
	Preferred Stock		Common Stock		Treasury Stock	Addi- tional Paid-In Capital	Retained Earnings (Accum- ulated Deficit)	Total Penn National Stock- holders’ Equity	Non-Control- ling Interest	Total Stock- holders’ Equity
(in millions, except share data)	Shares	Amount	Shares	Amount
Balance as of January 1, 2021	883	$23.1	155,700,834	$1.6	$(28.4)	$3,167.2	$(507.3)	$2,656.2	$(0.4)	$2,655.8
Share-based compensation arrangements	—	—	891,155	—	—	13.4	—	13.4	—	13.4
Share issuance (Note 13)	43	5.1	43,684	—	—	3.5	—	8.6	—	8.6
Preferred Stock Conversion (Note 13)	(151)	(4.0)	151,200	—	—	4.0	—	—	—	—
Net income (loss)	—	—	—	—	—	—	289.7	289.7	(0.1)	289.6
Other	—	—	—	—	—	(9.6)		(9.6)	—	(9.6)
Balance as of June 30, 2021	775	$24.2	156,786,873	$1.6	$(28.4)	$3,178.5	$(217.6)	$2,958.3	$(0.5)	$2,957.8

Balance as of January 1, 2020	—	$—	115,958,259	$1.2	$(28.4)	$1,718.3	$161.6	$1,852.7	$(0.8)	$1,851.9
Share-based compensation arrangements	—	—	2,310,164	—	—	32.7	—	32.7	—	32.7
Common stock offering (Note 13)	—	—	19,166,667	0.2	—	331.0	—	331.2	—	331.2
Convertible debt offering (Note 8)	—	—	—	—	—	88.2	—	88.2	—	88.2
Barstool Sports investment (Note 10)	883	23.1	—	—	—	—	—	23.1	—	23.1
Cumulative-effect adjustment upon adoption of ASU 2016-13	—	—	—	—	—	—	0.6	0.6	—	0.6
Net loss	—	—	—	—	—	—	(822.5)	(822.5)	(0.5)	(823.0)
Other	—	—	—	—	—	0.2	—	0.2	—	0.2
Balance as of June 30, 2020	883	$23.1	137,435,090	$1.4	$(28.4)	$2,170.4	$(660.3)	$1,506.2	$(1.3)	$1,504.9
See accompanying notes to the Consolidated Financial Statements.

PENN NATIONAL GAMING, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the six months ended June 30,
(in millions)	2021	2020
Operating activities
Net income (loss)	$289.6	$(823.0)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	163.2	187.6
Amortization of debt discount and debt issuance costs	11.0	5.6
Noncash interest expense	5.2	—
Noncash operating lease expense	75.5	52.5
Change in fair value of contingent purchase price	1.3	(1.4)
Holding gain on equity securities	(18.8)	(7.7)
Change in fair value in puts/calls associated with our Barstool Sports investment	(1.3)	—
Gain on sale or disposal of property and equipment	(0.2)	(27.9)
Noncash rent and interest expense related to the utilization of rent credits	—	110.7
Income from unconsolidated affiliates	(18.7)	(2.4)
Return on investment from unconsolidated affiliates	13.4	10.5
Deferred income taxes	21.8	(114.2)
Stock-based compensation	13.4	8.9
Impairment losses	—	616.1
Changes in operating assets and liabilities, net of businesses acquired
Accounts receivable	(42.1)	18.3
Prepaid expenses and other current assets	(22.0)	4.3
Other assets	(8.4)	0.3
Accounts payable	1.0	(12.0)
Accrued expenses	55.3	(39.9)
Income taxes	21.1	(44.0)
Operating lease liabilities	(63.2)	(49.9)
Other current and long-term liabilities	7.5	(23.3)
Net cash provided by (used in) operating activities	504.6	(130.9)
Investing activities
Capital expenditures	(64.6)	(73.7)
Consideration paid for Barstool Sports investment	—	(135.0)
Consideration paid for acquisitions of businesses, net of cash acquired	(6.2)	(3.0)
Consideration paid for gaming licenses and other intangible assets	(18.7)	—
Other	(9.6)	(6.8)
Net cash used in investing activities	(99.1)	(218.5)

	For the six months ended June 30,
(in millions)	2021	2020
Financing activities
Proceeds from revolving credit facility	—	540.0
Repayments on revolving credit facility	—	(10.0)
Proceeds from issuance of long-term debt, net of discounts	—	322.2
Principal payments on long-term debt	(32.2)	(23.3)
Debt and equity issuance costs	—	(6.1)
Proceeds from other long-term obligations	72.5	—
Payments of other long-term obligations	(8.6)	(8.4)
Principal payments on financing obligations	(17.7)	(18.0)
Principal payments on finance leases	(3.4)	(2.1)
Proceeds from common stock offerings, net of discounts and fees	—	331.2
Proceeds from exercise of options	8.5	27.5
Proceeds from insurance financing	26.6	19.3
Payments on insurance financing	(17.5)	(13.4)
Other	(9.4)	(3.8)
Net cash provided by financing activities	18.8	1,155.1
Change in cash, cash equivalents, and restricted cash	424.3	805.7
Cash, cash equivalents and restricted cash at the beginning of the year	1,870.4	455.2
Cash, cash equivalents and restricted cash at the end of the period	$2,294.7	$1,260.9

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$2,274.7	$1,244.3
Restricted cash included in Other current assets	18.8	14.3
Restricted cash included in Other assets	1.2	2.3
Total cash, cash equivalents and restricted cash	$2,294.7	$1,260.9

Supplemental disclosure:
Cash paid for interest, net of amounts capitalized	$275.2	$188.8
Cash payments (refunds) related to income taxes, net	$27.7	$(1.2)

Non-cash investing and financing activities:
Rent credits received upon sale of Tropicana land and buildings	$—	$307.5
Commencement of operating leases	$28.9	$63.5
Accrued capital expenditures	$25.5	$(8.6)
See accompanying notes to the Consolidated Financial Statements.

PENN NATIONAL GAMING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1—Organization and Basis of Presentation
Organization: Penn National Gaming, Inc., together with its subsidiaries (“Penn National,” the “Company,” “we,” “our,” or “us”), is a leading, diversified, multi-jurisdictional owner and manager of gaming and racing properties, online gaming, retail and online sports betting operations, and video gaming terminal (“VGT”) operations. Our wholly-owned interactive division, Penn Interactive Ventures, LLC (“Penn Interactive”), operates retail sports betting across the Company’s portfolio, as well as online sports betting, online social casino, bingo and online casinos (“iGaming”). The Company holds a 36% (inclusive of 1% on a delayed basis) equity interest in Barstool Sports, Inc. (“Barstool Sports”), a leading digital sports, entertainment, lifestyle and media company, and entered into a strategic relationship with Barstool Sports, whereby Barstool Sports will exclusively promote the Company's land-based retail sportsbooks, iGaming products and online sports betting products, including the Barstool Sportsbook mobile app, to its national audience. We launched an app called Barstool Sportsbook and Casino in Pennsylvania, Michigan, Illinois and Indiana. Our mychoice® customer loyalty program (the "mychoice program") currently has over 20 million members and provides such members with various benefits, including complimentary goods and/or services. The Company’s strategy continues to evolve from an owner and manager of gaming and racing properties into an omni-channel provider of retail and online gaming and sports betting entertainment.

As of June 30, 2021, we owned, managed, or had ownership interests in 41 gaming and racing properties in 19 states and were licensed to offer live sports betting at our properties in Colorado, Illinois, Indiana, Iowa, Michigan, Mississippi, Nevada, Pennsylvania, and West Virginia. The majority of the real estate assets (i.e., land and buildings) used in our operations are subject to triple net master leases, the most significant of which are the Penn Master Lease and the Pinnacle Master Lease (as such terms are defined in Note 9, “Leases,” and collectively referred to as the “Master Leases”), with Gaming and Leisure Properties, Inc. (Nasdaq: GLPI) (“GLPI”), a real estate investment trust (“REIT”).
Update on the Impact of the COVID-19 Pandemic: As of June 30, 2021, all of our properties have reopened, and the majority of our properties are operating at full capacity while adhering to state mandated health and safety protocols.
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
(1)Our two Category 4 developments, Hollywood Casino York (not subject to the Penn Master Lease) and Hollywood Casino Morgantown (subject to the Morgantown Lease), are included with Hollywood Casino at Penn National Race Course.
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

	For the three months ended June 30,		For the six months ended June 30,
(in millions)	2021	2020	2021	2020
Food and beverage	$44.1	$7.3	$80.2	$61.3
Hotel	30.7	5.8	57.1	36.7
Other	2.1	0.3	4.0	3.5
Total complimentaries associated with gaming contracts	$76.9	$13.4	$141.3	$101.5
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
Our mychoice program allows members to utilize their reward membership card to earn loyalty points that are redeemable for slot play and complimentaries, such as food and beverage at our restaurants, lodging at our hotels and products offered at our retail stores across the vast majority of our properties. In addition, members of the mychoice program earn credit toward tier status, which entitles them to receive certain other benefits, such as gifts. The obligation associated with our mychoice program, which is included in “Accrued expenses and other current liabilities” within our unaudited Consolidated Balance Sheets, was $36.7 million and $35.8 million as of June 30, 2021 and December 31, 2020, respectively, and consisted principally of the obligation associated with the loyalty points. Our loyalty point obligations are generally settled within six months of issuance; however, as a result of the COVID-19 pandemic and resulting temporary closures, loyalty point obligations may take longer to settle. Changes between the opening and closing balances primarily relate to the timing of our customers’ election to redeem loyalty points as well as the timing of when our customers receive their earned tier status benefits.
The Company’s advance payments on goods and services yet to be provided and for unpaid wagers primarily consist of the following: (i) deposits on rooms and convention space, (ii) money deposited on behalf of a customer in advance of their property visit (referred to as “safekeeping” or “front money”), (iii) money deposited in an online wallet not yet wagered or wagered and not yet withdrawn, (iv) outstanding tickets generated by slot machine play or pari-mutuel wagering, (v) outstanding chip liabilities, (vi) unclaimed jackpots, and (vii) gift cards redeemable at our properties. Unpaid wagers primarily relate to the Company’s obligation to settle outstanding slot tickets, pari-mutuel racing tickets, gaming chips with customers and future withdrawals from online wallets. Unpaid wagers generally represent obligations stemming from prior wagering events, of which revenue was previously recognized. The Company’s advance payments on goods and services yet to be provided and for unpaid wagers were $54.4 million and $47.1 million as of June 30, 2021 and December 31, 2020, respectively, of which none was classified as long-term as of June 30, 2021 as compared to $0.5 million as of December 31, 2020. The current portion and long-term portion of our advance payments on goods and services yet to be provided and for unpaid wagers are included in “Accrued expenses and other current liabilities” and “Other long-term liabilities” within our unaudited Consolidated Balance Sheets, respectively.
Penn Interactive enters into multi-year agreements with sports betting operators for online sports betting and related iGaming market access across our portfolio of properties, from which we received cash and equity securities, including ordinary shares and warrants, specific to two operator agreements. Deferred revenue associated with third-party sports betting operators for online sports betting and related iGaming market access, which is included in “Other long-term liabilities” within our unaudited Consolidated Balance Sheets, was $54.9 million and $52.7 million as of June 30, 2021 and December 31, 2020, respectively.

Gaming and Racing Taxes: We are subject to gaming and pari-mutuel taxes primarily based on gross gaming revenue and pari-mutuel revenue in the jurisdictions in which we operate. The Company primarily recognizes gaming and pari-mutuel tax expense based on the statutorily required percentage of revenue that is required to be paid to state and local jurisdictions in the states where or in which the wagering occurs, as well as taxes on revenues derived from arrangements which allow for third party partners to operate online casinos and online sportsbooks under our gaming licenses. For the three and six months ended June 30, 2021, these expenses, which were recorded in gaming expense or food, beverage, hotel and other expenses within the unaudited Consolidated Statements of Operations and Comprehensive Income (Loss) as applicable, were $515.9 million and $933.8 million respectively, as compared to $97.6 million and $433.9 million for the three and six months ended June 30, 2020, respectively.
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

Note 3—New Accounting Pronouncements
Accounting Pronouncements to be Implemented
In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting” (“ASU 2020-04”). ASU 2020-04 provides an optional expedient and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. In response to the concerns about structural risks of interbank offered rates and, particularly, the risk of cessation of the London Interbank Offered Rate (referred to as “LIBOR”), regulators in several jurisdictions around the world have undertaken reference rate reform initiatives to identify alternative reference rates that are more observable or transaction-based and less susceptible to manipulation. ASU 2020-04 also provides companies with optional guidance to ease the potential accounting burden associated with transitioning away from reference rates that are expected to be discontinued. ASU 2020-04 can be adopted no later than December 31, 2022 with early adoption permitted. The interest rates associated with the Company’s borrowings under its Senior Secured Credit Facilities (as defined in Note 8, “Long-term Debt”) are tied to LIBOR. The Company is currently evaluating the impact of the adoption of ASU 2020-04 on our Consolidated Financial Statements.
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

The Company recorded a receivable relating to our estimate of repairs and maintenance costs which have been incurred and property and equipment which have been written off, and for which we deem the recovery of such costs and property and equipment from our insurers to be probable. The insurance recovery receivable is included in “Receivables, net” within the unaudited Consolidated Balance Sheets. As we deem it is probable that the proceeds to be recovered from our insurers exceeds the total of our insurance recovery recorded and our insurers’ deductible and coinsurance, we did not record any loss associated with the impact of this natural disaster. Timing differences are likely to exist between the recognition of (i) impairment losses and capital expenditures made to repair or restore the assets and (ii) the receipt of insurance proceeds within the unaudited Consolidated Financial Statements.
The amount of the receivable was $28.3 million and $23.0 million, as of June 30, 2021 and December 31, 2020, respectively. For the three and six months ended June 30, 2021, we identified an additional $1.3 million and $5.3 million of costs related to our policy claim, respectively. No proceeds were received from our insurers during the six months ended June 30, 2021. We continue to be in the process of quantifying the claim amount under the policies to be submitted to our insurers.
We will record proceeds in excess of the recognized losses and lost profits under our business interruption insurance as a gain contingency in accordance with ASC 450, “Contingencies,” which we expect to recognize at the time of final settlement or when nonrefundable cash advances are made in a period subsequent to June 30, 2021.
The following table summarizes the financial impact of Hurricane Laura related matters:

(in millions)	June 30, 2021	December 31, 2020
Insurance Proceeds	$47.5	$47.5
Deductible	$15.0	$15.0
Coinsurance	$2.5	$2.5
Clean-up and Restoration Costs	$52.4	$47.1
Fixed Asset Write-off	$23.2	$23.2
Inventory Write-off	$0.2	$0.2
Insurance Receivable	$28.3	$23.0

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

	For the three months ended June 30, 2021
(in millions)	Northeast	South	West	Midwest	Other	Intersegment Eliminations (1)	Total
Revenues:
Gaming	$602.5	$304.4	$96.7	$272.1	$29.8	$—	$1,305.5
Food and beverage	24.1	29.4	18.2	9.7	0.2	—	81.6
Hotel	6.7	24.1	19.9	7.0	—	—	57.7
Other	19.2	10.3	5.6	6.0	67.7	(7.8)	101.0
Total revenues	$652.5	$368.2	$140.4	$294.8	$97.7	$(7.8)	$1,545.8

	For the three months ended June 30, 2020
(in millions)	Northeast	South	West	Midwest	Other	Intersegment Eliminations (1)	Total
Revenues:
Gaming	$94.1	$103.7	$12.8	$33.5	$15.1	$—	$259.2
Food and beverage	2.2	7.6	2.2	1.0	0.1	—	13.1
Hotel	0.2	6.8	1.5	0.6	—	—	9.1
Other	6.2	3.4	1.2	0.9	12.4	—	24.1
Total revenues	$102.7	$121.5	$17.7	$36.0	$27.6	$—	$305.5

	For the six months ended June 30, 2021
(in millions)	Northeast	South	West	Midwest	Other	Intersegment Eliminations (1)	Total
Revenues:
Gaming	$1,129.5	$549.8	$165.8	$489.0	$53.4	$—	$2,387.5
Food and beverage	45.0	52.5	30.1	16.7	0.3	—	144.6
Hotel	12.5	43.7	32.4	12.9	—	—	101.5
Other	36.4	18.1	8.7	10.9	131.9	(18.9)	187.1
Total revenues	$1,223.4	$664.1	$237.0	$529.5	$185.6	$(18.9)	$2,820.7

	For the six months ended June 30, 2020
(in millions)	Northeast	South	West	Midwest	Other	Intersegment Eliminations (1)	Total
Revenues:
Gaming	$552.8	$272.3	$84.7	$229.7	$22.7	$(0.1)	$1,162.1
Food and beverage	36.1	37.3	25.7	18.8	0.3	—	118.2
Hotel	9.0	24.6	27.3	8.8	—	—	69.7
Other	25.5	10.6	6.6	6.8	24.9	(2.8)	71.6
Total revenues	$623.4	$344.8	$144.3	$264.1	$47.9	$(2.9)	$1,421.6
(1)     Primarily represents the elimination of intersegment revenues associated with our internally-branded retail sportsbooks, which are operated by Penn Interactive.

Note 6—Acquisitions and Dispositions
HitPoint Inc. and LuckyPoint Inc.
On May 11, 2021, we acquired 100% of the outstanding equity of HitPoint Inc. and Lucky Point Inc. (collectively, “Hitpoint”). The purchase price totaled $12.7 million, consisting of $6.2 million in cash, $3.5 million of the Company's common equity, and a $3.0 million contingent liability. The contingent liability is payable in annual installments over three years, through a combination of cash and the Company's common equity, and is based on achievement of certain performance factors. The preliminary purchase price allocation resulted in recognition of $8.5 million of goodwill, $4.3 million in developed technology which is included in "Other intangible assets, net" within the unaudited Consolidated Balance Sheets, along with other miscellaneous operating assets and liabilities.

Tropicana Las Vegas
On April 16, 2020, we sold the real estate assets associated with our Tropicana Las Vegas Hotel and Casino, Inc. ("Tropicana") property to GLPI in exchange for rent credits of $307.5 million and utilized them to pay rent under our existing Master Leases and the Meadows Lease beginning in May 2020. Contemporaneous with the sale, the Company entered into the Tropicana Lease (as defined and discussed in Note 9, "Leases"). Pursuant to the purchase agreement, GLPI would conduct a sale process with respect to both the real estate assets and the operations of Tropicana for up to 24 months (the “Sale Period”), with the Company receiving (i) 75% of the proceeds above $307.5 million plus certain taxes, expenses and costs if an agreement for such sale is signed in the first 12 months of the Sale Period or (ii) 50% of the proceeds above $307.5 million plus certain taxes, expenses and costs if an agreement for such sale is signed in the remainder of the Sale Period.

On April 13, 2021, GLPI announced that it entered into a binding term sheet with Bally’s Corporation (“Bally’s”) whereby Bally’s plans to acquire both GLPI’s non-land real estate assets and Penn’s outstanding equity interests in Tropicana, which has the gaming license and operates the Tropicana, for an aggregate cash acquisition price of $150.0 million. GLPI will retain ownership of the land and will concurrently enter into a 50-year ground lease with initial annual rent of $10.5 million. This transaction is expected to close in late 2021 or early 2022, subject to Penn, GLPI and Bally's entering into definitive agreements and obtaining regulatory approval.
Hollywood Casino Perryville
On December 15, 2020, we entered into a definitive agreement with GLPI to purchase the operations of Hollywood Casino Perryville for $31.1 million. The transaction closed on July 1, 2021. Simultaneous with the closing, we entered into a lease with GLPI for the real estate assets associated with Hollywood Casino Perryville for initial annual rent of $7.8 million per year subject to escalation.

Sam Houston Race Park and Valley Race Park

On March 15, 2021, we entered into a purchase agreement with PM Texas Holdings, LLC for the purchase of the remaining 50% ownership interest in the Sam Houston Race Park in Houston, Texas, the Valley Race Park in Harlingen, Texas, and a license to operate a racetrack in Austin, Texas. The purchase price consists of $56.0 million, comprised of $42.0 million in cash and $14.0 million of the Company's common equity, as well as a contingent consideration. The contingent consideration will be triggered in the event the State of Texas establishes a statutory framework authorizing land-based gaming or online gaming operations in the state prior to the ten-year anniversary of the closing date. The transaction closed August 1, 2021.

Score Media and Gaming Inc.

On August 4, 2021, we entered into an agreement with Score Media and Gaming Inc., a British Columbia corporation (“theScore”), under which we will acquire theScore in a cash and stock transaction valued at approximately $2.0 billion at the agreement date. Under the terms of the agreement, theScore shareholders will receive (a) US$17.00 in cash consideration, and (b) 0.2398 of a share of common stock, par value $0.01 per share, of the Company’s common equity for each theScore share. The agreement is conditioned upon obtaining theScore shareholders’ approval and is subject to regulatory approval.

Note 7—Goodwill and Other Intangible Assets
A reconciliation of goodwill and accumulated goodwill impairment losses, by reportable segment, is as follows:

(in millions)	Northeast	South	West	Midwest	Other	Total
Balance as of December 31, 2020
Goodwill, gross	$914.3	$236.6	$216.8	$1,116.7	$155.5	$2,639.9
Accumulated goodwill impairment losses	(761.4)	(61.0)	(16.6)	(556.1)	(87.7)	(1,482.8)
Goodwill, net	$152.9	$175.6	$200.2	$560.6	$67.8	$1,157.1

Goodwill acquired during the period	$—	$—	$—	$—	$8.5	$8.5

Balance as of June 30, 2021
Goodwill, gross	$914.3	$236.6	$216.8	$1,116.7	$164.0	$2,648.4
Accumulated goodwill impairment losses	(761.4)	(61.0)	(16.6)	(556.1)	(87.7)	(1,482.8)
Goodwill, net	$152.9	$175.6	$200.2	$560.6	$76.3	$1,165.6
There were no impairment charges recorded to goodwill during the three and six months ended June 30, 2021.
2020 Assessment for Impairment
During the first quarter of 2020, we identified an indicator of impairment on our goodwill and other intangible assets due to the COVID-19 pandemic. As a result of the COVID-19 pandemic, we revised our cash flow projections to reflect changes in the economic environment, including the uncertainty surrounding the nature, timing and extent of gaming property closures. As a result of the interim assessment for impairment, during the first quarter of 2020, we recognized impairments on our goodwill, gaming licenses, and trademarks of $113.0 million, $437.0 million, and $61.5 million, respectively. The estimated fair values of the reporting units were determined through a combination of a discounted cash flow model and a market-based approach, which utilized Level 3 inputs. The estimated fair values of the gaming licenses and trademarks were determined by using discounted cash flow models, which utilized Level 3 inputs.
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
No further impairments were recorded for the three months ended June 30, 2020.
The table below presents the gross carrying amount, accumulated amortization and net carrying amount of each major class of other intangible assets:

	June 30, 2021			December 31, 2020
(in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Indefinite-lived intangible assets
Gaming licenses	$1,263.4	$—	$1,263.4	$1,246.1	$—	$1,246.1
Trademarks	240.9	—	240.9	240.9	—	240.9
Other	0.7	—	0.7	0.7	—	0.7
Amortizing intangible assets
Customer relationships	106.1	(87.4)	18.7	106.9	(85.2)	21.7
Other	44.2	(36.2)	8.0	39.6	(35.5)	4.1
Total other intangible assets	$1,655.3	$(123.6)	$1,531.7	$1,634.2	$(120.7)	$1,513.5

There were no impairment charges recorded to other intangible assets, net for the three and six months ended June 30, 2021.
Amortization expense related to our amortizing intangible assets was $2.5 million and $4.7 million for the three and six months ended June 30, 2021, respectively, as compared to $6.2 million and $12.3 million for the three and six months ended June 30, 2020, respectively. The following table presents the estimated amortization expense based on our amortizing intangible assets as of June 30, 2021 (in millions):

Years ending December 31,
2021 (excluding the six months ended June 30, 2021)	$4.3
2022	6.9
2023	5.0
2024	4.5
2025	3.9
Thereafter	2.1
Total	$26.7

Note 8—Long-term Debt
The table below presents long-term debt, net of current maturities, debt discounts and issuance costs:

(in millions)	June 30, 2021	December 31, 2020
Senior Secured Credit Facilities:
Revolving Credit Facility due 2023	$—	$—
Term Loan A Facility due 2023	610.4	636.9
Term Loan B-1 Facility due 2025	985.5	991.2
5.625% Notes due 2027	400.0	400.0
2.75% Convertible Notes due 2026	330.5	330.5
Other long-term obligations	141.9	73.0
	2,468.3	2,431.6
Less: Current maturities of long-term debt	(90.4)	(81.4)
Less: Debt discount	(79.9)	(86.2)
Less: Debt issuance costs	(28.1)	(32.8)
	$2,269.9	$2,231.2
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
On April 14, 2020, the Company entered into a second amendment to its Credit Agreement with its various lenders (the “Second Amendment”) to provide for certain modifications to financial covenants and interest rates during, and subsequent to a Covenant Relief Period, which concluded on May 7, 2021.
Upon conclusion of the Covenant Relief Period, the Second Amendment permits the Company to (i) maintain a maximum consolidated total net leverage ratio of 5.50:1.00 for the quarter ended March 31, 2021, 5.00:1.00 for the quarter ended June 30, 2021, 4.75:1.00 for the quarter ended September 30, 2021, 4.50:1.00 for the quarter ended December 31, 2021, and 4.25:1.00 thereafter, tested quarterly on a pro forma trailing twelve month (“PF TTM”) basis; (ii) maintain a maximum senior secured net leverage ratio of 4.50:1.00 for the quarter ended March 31, 2021, 4.00:1.00 for the quarter ended June 30, 2021, 3.75:1.00 for the quarter ended September 30, 2021, 3.50:1.00 for the quarter ended December 31, 2021, and 3.00:1.00 thereafter, tested quarterly on a PF TTM basis; and (iii) maintain an interest coverage ratio of 2.50:1.00, tested quarterly on a PF TTM basis.
In addition, upon conclusion of the Covenant Relief Period, loans under the Senior Secured Credit Facilities bear interest at either a base rate or an adjusted LIBOR rate, plus an applicable margin. The applicable margins for the Revolving Credit Facility and Term Loan A Facility range from 1.25% to 3.00% per annum for LIBOR loans and 0.25% to 2.00% per annum for base rate loans, in each case depending on the Consolidated Total Net Leverage Ratio (as defined in the Amended 2017 Credit Agreement) as of the most recent fiscal quarter. The Term Loan B-1 Facility continues to bear interest at 2.25% per annum for LIBOR loans and 1.25% per annum for base rate loans. All loans under the Senior Secured Credit Facilities are subject to a LIBOR “floor” of 0.75%. In addition, a commitment fee is paid on the unused portion of the commitments under the Revolving Credit Facility at a rate that ranges from 0.20% to 0.50% per annum, depending on the Consolidated Total Net Leverage Ratio as of the most recent fiscal quarter.

The payment and performance of obligations under the Senior Secured Credit Facilities are guaranteed by a lien on and security interest in substantially all of the assets (other than excluded property such as gaming licenses) of the Company.
As of June 30, 2021, and December 31, 2020, the Company had conditional obligations under letters of credit issued pursuant to the Senior Secured Credit Facilities with face amounts aggregating to $27.8 million and $28.2 million, respectively, resulting in $672.2 million and $671.8 million, respectively, of available borrowing capacity under the Revolving Credit Facility.
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
The Convertible Notes are convertible into shares of the Company’s common stock at an initial conversion price of $23.40 per share, or 42.7350 shares, per $1,000 principal amount of notes, subject to adjustment if certain corporate events occur. However, in no event will the conversion exceed 55.5555 shares of common stock per $1,000 principal amount of notes. As of June 30, 2021, the maximum number of shares that could be issued to satisfy the conversion feature of the Convertible Notes is 18,360,815 and the amount by which the Convertible Notes if-converted value exceeded its principal amount was $1,073.9 million.
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

As of June 30, 2021 and December 31, 2020, no Convertible Notes have been converted into the Company's common stock.

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

The Convertible Notes consisted of the following components:

(in millions)	June 30, 2021	December 31, 2020
Liability component:
Principal	$330.5	$330.5
Unamortized debt discount	(78.2)	(84.4)
Unamortized debt issuance costs	(5.8)	(6.2)
Net carrying amount	$246.5	$239.9

Carrying amount of equity component	$88.2	$88.2
4.125% Senior Unsecured Notes

On July 1, 2021, the Company completed an offering of $400.0 million aggregate principal amount of 4.125% senior unsecured notes that mature on July 1, 2029 (the “4.125% Notes”). The 4.125% Notes were issued at par and interest is payable semi-annually on January 1st and July 1st of each year. The 4.125% Notes are not guaranteed by any of the Company’s subsidiaries except in the event that the Company in the future issues certain subsidiary-guaranteed debt securities. The Company may redeem the 4.125% Notes at any time on or after July 1, 2024, at the declining redemption premiums set forth in the indenture governing the 4.125% Notes, and, prior to July 1, 2024, at a “make-whole” redemption premium set forth in the indenture governing the 4.125% Notes.

Interest expense, net
The table below presents interest expense, net:

	For the three months ended June 30,		For the six months ended June 30,
(in millions)	2021	2020	2021	2020
Interest expense	$(139.1)	$(135.7)	$(275.7)	$(266.1)
Interest income	0.2	0.2	0.4	0.4
Capitalized interest	0.9	0.5	1.6	0.9
Interest expense, net	$(138.0)	$(135.0)	$(273.7)	$(264.8)
The table below presents interest expense related to the Convertible Notes:

	For the three months ended June 30,		For the six months ended June 30,
(in millions)	2021	2020	2021	2020
Coupon interest	$2.2	$1.2	$4.5	$1.2
Amortization of debt discount	3.1	1.4	6.2	1.4
Amortization of debt issuance costs	0.3	0.1	0.5	0.1
Convertible Notes interest expense	$5.6	$2.7	$11.2	$2.7
The debt discount and the debt issuance costs attributable to the liability component are being amortized to interest expense over the term of the Convertible Notes at an effective interest rate of 9.23%. The remaining term of the Convertible Notes was 4.9 years as of June 30, 2021.
Covenants
Our Senior Secured Credit Facilities, 5.625% Notes and 4.125% Notes, require us, among other obligations, to maintain specified financial ratios and to satisfy certain financial tests. In addition, our Senior Secured Credit Facilities, 5.625% Notes and 4.125% notes, restrict, among other things, our ability to incur additional indebtedness, incur guarantee obligations, amend debt instruments, pay dividends, create liens on assets, make investments, engage in mergers or consolidations, and otherwise restrict corporate activities. Our debt agreements also contain customary events of default, including cross-default provisions that require us to meet certain requirements under the Penn Master Lease and the Pinnacle Master Lease (both of which are defined in Note 9, "Leases") , each with GLPI. If we are unable to meet our financial covenants or in the event of a cross-default, it could trigger an acceleration of payment terms.
As of June 30, 2021, the Company was in compliance with all required financial covenants. The Company believes that it will remain in compliance with all of its required financial covenants for at least the next twelve months following the date of filing this Quarterly Report on Form 10-Q with the SEC.
Other Long-Term Obligations
Other Long-term Obligation
In February 2021, we entered into a financing arrangement providing the Company with upfront cash proceeds while permitting us to participate in future proceeds on certain claims. The financing obligation has been classified as a non-current liability, which is expected to be settled in a future period of which the principal is contingent and predicated on other events. Consistent with an obligor’s accounting under a debt instrument, period interest will be accreted using an effective interest rate of 27.0% and until such time that the claims and related obligation is settled. The amount included in interest expense related to this obligation was $3.7 million and $5.2 million for the three and six months ended June 30, 2021, respectively.
Ohio Relocation Fees
Other long-term obligations included $52.8 million and $60.9 million as of June 30, 2021 and December 31, 2020, related to the relocation fees for Hollywood Gaming at Dayton Raceway (“Dayton”) and Hollywood Gaming at Mahoning Valley Race Course (“Mahoning Valley”), which opened in August 2014 and September 2014, respectively. The relocation fee for each facility is payable as follows: $7.5 million upon the opening of the facilities and eighteen semi-annual payments of $4.8 million beginning one year after the commencement of operations. This obligation is accreted to interest expense at an effective yield of 5.0%.

Event Center

As of June 30, 2021 and December 31, 2020, other long-term obligations included $11.4 million and $12.0 million, respectively, related to the repayment obligation of a hotel and event center located less than a mile away from Hollywood Casino Lawrenceburg, which was constructed by the City of Lawrenceburg Department of Redevelopment. Effective in January 2015, by contractual agreement, we assumed a repayment obligation for the hotel and event center in the amount of $15.3 million, which was financed through a loan with the City of Lawrenceburg Department of Redevelopment, in exchange for conveyance of the property. Beginning in January 2016, the Company was obligated to make annual payments on the loan of $1.0 million for 20 years. This obligation is accreted to interest expense at its effective yield of 3.0%.
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
As a result of the annual escalator, effective as of May 1, 2021 for the lease year ended April 30, 2021, the fixed component of rent increased by $4.5 million and an additional ROU asset and corresponding lease liability of $17.2 million were recognized associated with the operating lease components of the Pinnacle Master Lease.
The next Pinnacle Percentage Rent reset and Annual Escalator test date is scheduled to occur on May 1, 2022.

Operating Leases
In addition to the operating lease components contained within the Master Leases (primarily land), the Company’s operating leases consist mainly of (i) individual triple net leases with GLPI for the real estate assets used in the operations of Tropicana (the “Tropicana Lease”) and Meadows Racetrack and Casino (the “Meadows Lease”), (ii) individual triple net leases with VICI for the real estate assets used in the operations of Margaritaville Resort Casino (the “Margaritaville Lease”) and Greektown Casino-Hotel (the “Greektown Lease” and collectively with the Master Leases operating lease components (primarily the land), the Meadows Lease, the Margaritaville Lease and the Tropicana Lease, the “Triple Net Operating Leases”), (iii) ground and levee leases to landlords which were not assumed by our REIT Landlords and remain an obligation of the Company, and (iv) building and equipment not subject to the Master Leases. Certain of our lease agreements include rental payments based on a percentage of sales over specified contractual amounts, rental payments adjusted periodically for inflation, and rental payments based on usage. The Company’s leases include options to extend the lease terms. The Company’s operating lease agreements do not contain any material residual value guarantees or material restrictive covenants.
On February 1, 2021, the Margaritaville Percentage Rent reset resulted in an annual rent reduction of $0.1 million, which will be in effect until the next Margaritaville Percentage Rent reset, scheduled to occur on February 1, 2023. Upon reset of the Margaritaville Percentage Rent, effective February 1, 2021, we recognized an additional operating lease ROU asset and corresponding lease liability of $5.5 million. We did not incur an annual escalator for the lease year ended January 31, 2021. The next annual escalator test date is scheduled to occur on February 1, 2022.
On June 1, 2021, the Greektown Percentage Rent reset resulted in an annual rent reduction of $4.2 million, which will be in effect until the next Greektown Percentage Rent reset, scheduled to occur on June 1, 2023. Upon reset of the Greektown Percentage Rent, effective June 1, 2021, we recognized an additional operating lease ROU asset and corresponding lease liability of $4.1 million. We did not incur an Annual Escalator for the lease year ended May 31, 2021. The next annual escalator test date is scheduled to occur on June 1, 2022.
The following is a maturity analysis of our operating leases, finance leases and financing obligations as of June 30, 2021:

(in millions)	Operating Leases	Finance Leases	Financing Obligations
Years ending December 31,
2021 (excluding the six months ended June 30, 2021)	$211.4	$10.8	$185.2
2022	414.4	21.6	370.3
2023	402.6	20.8	370.4
2024	385.2	16.7	370.4
2025	382.5	16.7	370.5
Thereafter	7,824.3	376.8	9,095.3
Total lease payments	9,620.4	463.4	10,762.1
Less: Imputed interest	(5,161.6)	(247.4)	(6,647.2)
Present value of future lease payments	4,458.8	216.0	4,114.9
Less: Current portion of lease obligations	(133.0)	(7.1)	(37.4)
Long-term portion of lease obligations	$4,325.8	$208.9	$4,077.5
Total payments made under the Triple Net Leases were as follows:

	For the three months ended June 30,		For the six months ended June 30,
(in millions)	2021	2020	2021	2020
Penn Master Lease (1)	$120.7	$108.3	$238.7	$223.1
Pinnacle Master Lease (1)	82.1	81.8	163.4	164.3
Meadows Lease (1)	6.2	6.7	12.4	13.5
Margaritaville Lease	5.9	5.9	11.7	11.7
Greektown Lease	13.5	13.9	27.4	27.8
Morgantown Lease	0.7	—	1.5	—
Total (2)	$229.1	$216.6	$455.1	$440.4
(1)During the three and six months ended June 30, 2020, we utilized rent credits to pay $72.1 million, $54.2 million and $4.5 million of rent under the Penn Master Lease, Pinnacle Master Lease and Meadows Lease, respectively.
(2)Rent payable under the Tropicana Lease is nominal. Therefore, it has been excluded from the table above.

The components of lease expense were as follows:

	Location on unaudited Consolidated Statements of Operations and Comprehensive Income (Loss)	For the three months ended June 30,		For the six months ended June 30,
(in millions)		2021	2020	2021	2020
Operating Lease Costs
Rent expense associated with triple net operating leases (1)	General and administrative	$116.5	$103.8	$226.9	$201.3
Operating lease cost (2)	Primarily General and administrative	3.9	3.7	7.8	8.0
Short-term lease cost	Primarily Gaming expense	15.5	4.1	28.8	16.2
Variable lease cost (2)	Primarily Gaming expense	1.0	0.2	2.1	1.0
Total		$136.9	$111.8	$265.6	$226.5

Finance Lease Costs
Interest on lease liabilities (3)	Interest expense, net	$3.7	$3.8	$7.4	$7.7
Amortization of ROU assets (3)	Depreciation and amortization	2.1	2.0	4.0	4.0
Total		$5.8	$5.8	$11.4	$11.7

Financing Obligation Costs
Interest on financing obligations (4)	Interest expense, net	$105.3	$99.1	$207.9	$196.5
(1)Pertains to the operating lease components contained within the Master Leases (primarily land), the Meadows Lease, the Margaritaville Lease, the Greektown Lease, and the Tropicana Lease, inclusive of the variable expense associated with Columbus and Toledo for the operating lease components (the land), which was $6.1 million and $9.3 million for the three and six months ended June 30, 2021, respectively; and $1.6 million and $4.7 million for the three and six months ended June 30, 2020 respectively, pertaining to Columbus.
(2)Excludes the operating lease costs and variable lease costs pertaining to our triple net leases with our REIT landlords classified as operating leases, discussed in footnote (1) above.
(3)Pertains to the Dayton and Mahoning Valley finance leases.
(4)Pertains to the components contained within the Master Leases (primarily buildings) and Morgantown Lease determined to be financing obligations, inclusive of the variable expense associated with Columbus and Toledo for the finance lease components (the buildings), which was $5.5 million and $8.5 million for the three and six months ended June 30, 2021, respectively; and $2.2 million and $5.6 million for the three and six months ended June 30, 2020, respectively, pertaining to Columbus.

Note 10—Investments in and Advances to Unconsolidated Affiliates
As of June 30, 2021, investments in and advances to unconsolidated affiliates primarily consisted of the Company’s 36% interest in Barstool Sports; its 50% investment in Kansas Entertainment, the JV with NASCAR that owns Hollywood Casino at Kansas Speedway; its 50% interest in Freehold Raceway; and its 50% JV with MAXXAM, Inc. (“MAXXAM”) that owns and operates racetracks in Texas.

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
On February 20, 2020, the Company issued 883 shares of Series D Preferred Stock, par value $0.01 (the "Series D Preferred Stock") to certain individual stockholders affiliated with Barstool Sports. 1/1,000th of a share of Series D Preferred Stock is convertible into one share of Penn Common Stock. The Series D Preferred Stock will be entitled to participate equally and ratably in all dividends and distributions paid to holders of Penn Common Stock based on the number of shares of Penn Common Stock into which such Series D Preferred Stock could convert. Series D Preferred Stock is nonvoting stock. The

Series D Preferred Stock issued to certain individual stockholders affiliated with Barstool Sports will be available for conversion into Penn Common Stock in tranches over four years as stipulated in the stock purchase agreement, with the first 20% tranche having been available for conversion into Penn Common Stock in the first quarter of 2021. As of June 30, 2021, 26 shares of the Series D Preferred Stock can be converted into Penn Common Stock.
During the first quarter, the Company acquired 0.3% of Barstool Sports common stock, par value $0.0001 per share, as contemplated within the February 2020 stock purchase agreement which represents a partial settlement of the 1% purchase on a delayed basis as noted above. The acquisition of the acquired Barstool Sports common stock was settled through a predetermined number of Series D Preferred Stock as contained within the stock purchase agreement (see Note 13, "Stockholders’ Equity and Stock-Based Compensation," for further information).
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
As of June 30, 2021 and December 31, 2020, we have an amortizing intangible asset pertaining to the customer list of $1.3 million and $1.6 million, respectively. As of June 30, 2021 and December 31, 2020, we have a prepaid expense pertaining to the advertising in the amount of $16.0 million, and $16.5 million respectively, of which $14.9 million and $15.4 million was classified as long-term, respectively. The long-term portion of the prepaid advertising expense is included in “Other assets” within our unaudited Consolidated Balance Sheets.
As of June 30, 2021 and December 31, 2020, our investment in Barstool Sports was $155.7 million and $147.5 million, respectively. We record our proportionate share of Barstool Sports’ net income or loss one quarter in arrears.
The Company determined that Barstool Sports qualified as a VIE as of June 30, 2021 and December 31, 2020. The Company did not consolidate the financial position of Barstool Sports as of June 30, 2021 and December 31, 2020, nor the results of operations for the three and six months ended June 30, 2021 and 2020, as the Company determined that it did not qualify as the primary beneficiary of Barstool Sports either at the commencement date of its investment or for subsequent periods, primarily as a result of the Company not having the power to direct the activities of the VIE that most significantly affect Barstool Sports’ economic performance.
Kansas Joint Venture
As of June 30, 2021 and December 31, 2020, our investment in Kansas Entertainment was $86.3 million and $85.2 million, respectively. During the three and six months ended June 30, 2021, the Company received distributions from Kansas Entertainment totaling $7.9 million and $13.4 million, respectively, as compared to no distributions for the three months ended June 30, 2020 and $8.7 million for the six months ended June 30, 2020. The Company deems these distributions to be returns on its investment based on the source of those cash flows from the normal business operations of Kansas Entertainment.
The Company has determined that Kansas Entertainment does not qualify as a VIE. Using the guidance for entities that are not VIEs, the Company determined that it did not have a controlling financial interest in the JV, primarily as it did not have the ability to direct the activities of the JV that most significantly impacted the JV’s economic performance without the input of NASCAR. Therefore, the Company did not consolidate the financial position of Kansas Entertainment as of June 30, 2021 and December 31, 2020, nor the results of operations for the three and six months ended June 30, 2021 and 2020.
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

During the first quarter of 2020, we recorded an other-than-temporary impairment on our investment in the JV of $4.6 million, which is included in “Impairment losses” within our unaudited Consolidated Statements of Operations and Comprehensive Income (Loss). No further impairment loss was recorded for the three months ended June 30, 2020. No impairment was recorded for the three and six months ended June 30, 2021.

Note 11—Income Taxes
The Company calculates the provision for income taxes during interim reporting periods by applying an estimate of the annual effective tax rate to its year-to-date pretax book income or loss. The tax effects of discrete items, including but not limited to, excess tax benefits associated with stock-based compensation, are reported in the interim period in which they occur. The effective tax rate (income taxes as a percentage of income or loss before income taxes) including discrete items was 21.1% and 20.3% for the three and six months ended June 30, 2021, as compared to 21.4% and 16.1% for the three and six months ended June 30, 2020. Our effective income tax rate can vary from period to period depending on, among other factors, the geographic and business mix of our earnings, changes to our valuation allowance and the level of our tax credits. Certain of these and other factors, including our history and projections of pretax earnings, are considered in assessing our ability to realize our net deferred tax assets.
As of each reporting date, the Company considers all available positive and negative evidence that could affect its view of the future realization of deferred tax assets pursuant to ASC Topic 740, “Income Taxes.” As of June 30, 2021, we intend to continue maintaining a valuation allowance on our deferred tax assets until there is sufficient positive evidence to support the reversal of all or some portion of these allowances. A reduction in the valuation allowance would result in a significant decrease to income tax expense in the period the release is recorded. However, the exact timing and amount of the reduction in our valuation allowance are unknown at this time and will be subject to the earnings level we achieve in 2021 as well as our projected income levels in future periods. During the three months ended June 30, 2021, the Company decreased the valuation allowance in the amount of $12.9 million on certain federal and state deferred tax assets that are more likely than not to be realized. As of June 30, 2021 and December 31, 2020, prepaid income taxes of $31.6 million and $52.7 million, respectively, were included in “Prepaid expenses” within our unaudited Consolidated Balance Sheets.

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
Common Stock
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

On May 11, 2021, as part of the acquisition of Hitpoint, the Company issued 43,684 shares for a total of $3.5 million. See Note 6, "Acquisitions and Dispositions."

On June 17, 2021, the Company filed its Second Amended and Restated Articles of Incorporation with the Department of State of the Commonwealth of Pennsylvania. These Articles of Incorporation, as amended and restated and approved by the Company’s shareholders at the 2021 Annual Meeting of Shareholders, increase the number of authorized shares of common stock from 200,000,000 to 400,000,000.

Preferred Stock

On February 20, 2020, the Company issued 883 shares of Series D Preferred Stock, par value $0.01 per share, to certain individual stockholders affiliated with Barstool Sports as discussed in Note 10, "Investments in and Advances to Unconsolidated Affiliates."

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
As of June 30, 2021 and December 31, 2020, there were 5,000 shares authorized of Series D Preferred Stock of which 775 shares and 883 shares were outstanding, respectively.

2018 Long Term Incentive Compensation Plan

The Company’s 2018 Long Term Incentive Compensation Plan, as amended (the “2018 Plan”) permits it to issue stock options (incentive and/or non-qualified), stock appreciation rights (“SARs”), RSAs, restricted stock units (“RSUs”), cash-settled phantom stock units (“CPSUs”) and other equity and cash awards to employees. Non-employee directors and the chairman emeritus are eligible to receive all such awards, other than incentive stock options. Pursuant to the 2018 Plan, 12,700,000 shares of the Company’s common stock are reserved for issuance. For purposes of determining the number of shares available for issuance under the 2018 Plan, stock options and SARs (except cash-settled SARs) count against the 12,700,000 limit as one share of common stock for each share granted and restricted stock or any other full value stock award count as issuing 2.30 shares of common stock for each share granted. Any awards that are not settled in shares of common stock are not counted against the share limit. As of June 30, 2021, there were 5,011,193 shares available for future grants under the 2018 Plan.

On April 12, 2021, the Board of Directors granted 600,000 RSUs and 300,000 RSAs with market-based and service-based vesting conditions (collectively the “Stock Awards”), solely to the Company’s President and Chief Executive Officer. The Stock Awards are classified as equity with separate tranches and requisite service periods identified for each separately achievable component. The fair value of the Stock Awards was $48.7 million and was calculated using a Monte Carlo simulation. The fair value of the RSAs was estimated at $19.4 million and segregated into 15 tranches with expense recognition periods ranging from 2.2 to 6.0 years. The fair value of the RSUs was estimated at $29.3 million and segregated into 4 tranches with expense recognition periods ranging from 6.7 to 8.7 years. We recognized $1.9 million of stock compensation expense for the Stock Awards during the three and six months ended June 30, 2021.

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
An aggregate of 95,276 RSAs and RSUs with performance-based vesting conditions, at target, was granted in April 2021 under the Performance Share Program II, with the grant having a three-year award period consisting of three one-year performance periods and a three-year service period. The performance threshold for vesting of these awards is 50% of target and, based on the level of achievement, up to 150% of target.
Stock-based Compensation Expense
Stock-based compensation expense, which pertains principally to our stock options, RSAs and RSUs, for the three and six months ended June 30, 2021 was $9.2 million and $13.4 million, respectively, as compared to $2.9 million and $8.9 million for the three and six months ended June 30, 2020, respectively, and is included within the unaudited Consolidated Statements of Operations and Comprehensive Income (Loss) under “General and administrative.”

Stock Options
The Company granted 0.0 million and 0.2 million stock options during the three and six months ended June 30, 2021, respectively, as compared to 0.0 million and 0.6 million stock options during the three and six months ended June 30, 2020, respectively.
Cash-settled Phantom Stock Units
Our outstanding CPSUs entitle employees, non-employee directors, and the chairman emeritus to receive cash based on the fair value of the Company’s common stock on the vesting date. Our CPSUs vest over a period of three or four years. The cash-settled CPSUs are accounted for as liability awards and are re-measured at fair value each reporting period until they become vested with compensation expense being recognized over the requisite service period. The Company has a liability, which is included in “Accrued expenses and other current liabilities” within the unaudited Consolidated Balance Sheets, associated with its cash-settled CPSUs of $9.8 million and $10.1 million as of June 30, 2021 and December 31, 2020, respectively.
For CPSUs held by employees, non-employee directors, and the chairman emeritus of the Company, there was $12.4 million of total unrecognized compensation cost as of June 30, 2021 that will be recognized over the awards remaining weighted-average vesting period of 1.9 years. For the three and six months ended June 30, 2021, the Company recognized $1.0 million and $5.7 million of compensation expense associated with these awards, respectively, as compared to $1.9 million and $2.0 million for the three and six months ended June 30, 2020, respectively. Compensation expense associated with our CPSUs is recorded in “General and administrative” within the unaudited Consolidated Statements of Operations and Comprehensive Income (Loss). We paid $6.0 million and $2.8 million during the six months ended June 30, 2021 and 2020, respectively, pertaining to cash-settled CPSUs.
Stock Appreciation Rights
Our outstanding SARs are accounted for as liability awards since they will be settled in cash and vest over a period of four years. The fair value of cash-settled SARs is calculated each reporting period and estimated using the Black-Scholes option pricing model. The Company has a liability, which is included in “Accrued expenses and other current liabilities” within the unaudited Consolidated Balance Sheets, associated with its cash-settled SARs of $27.7 million and $54.6 million as of June 30, 2021 and December 31, 2020, respectively.
For SARs held by employees of the Company, there was $50.7 million of total unrecognized compensation cost as of June 30, 2021 that will be recognized over the awards remaining weighted-average vesting period of 2.3 years. The Company recognized a reduction to compensation expense of $9.9 million and a charge to compensation expense of $10.4 million for the three and six months ended June 30, 2021, respectively, as compared to a charge of $17.7 million and $12.2 million for the three and six months ended June 30, 2020, respectively. Compensation expense associated with our SARs is recorded in “General and administrative” within the unaudited Consolidated Statements of Operations and Comprehensive Income (Loss). We paid $38.0 million and $10.2 million during the six months ended June 30, 2021 and 2020, respectively, related to cash-settled SARs.
Other
In the second quarter of 2021, the Company entered into two promissory notes with shareholders for a total of $9.0 million. The promissory notes are unsecured and bear interest of 2.25%. The receivable is recorded as a reduction of equity within our unaudited Consolidated Balance Sheets and is presented within our unaudited Consolidated Statement of Changes in Stockholders’ Equity within the “other" caption.

Note 14—Earnings (Loss) per Share
For the three and six months ended June 30, 2021, we recorded net income attributable to Penn National. As such, we used diluted weighted-average common shares outstanding when calculating diluted income per share for the three and six months ended June 30, 2021. Stock options, RSAs, convertible preferred shares and convertible debt that could potentially dilute basic EPS in the future are included in the computation of diluted income per share.

For the three and six months ended June 30, 2020, we recorded a net loss attributable to Penn National. As such, because the dilution from potential common shares was antidilutive, we used basic weighted-average common shares outstanding, rather than diluted weighted-average common shares outstanding when calculating diluted loss per share for the three and six months ended June 30, 2020. Stock options, RSAs, convertible preferred shares and convertible debt that could potentially dilute basic EPS in the future that were not included in the computation of diluted loss per share were as follows:

	For the three months ended June 30,	For the six months ended June 30,
(in millions)	2020	2020
Assumed conversion of dilutive stock options	1.5	1.8
Assumed conversion of dilutive RSAs	0.2	0.3
Assumed conversion of convertible preferred shares	0.8	0.6
Assumed conversion of convertible debt	7.9	4.0
The following table sets forth the allocation of net income for the three and six months ended June 30, 2021 under the two-class method. For the three and six months ended June 30, 2020 we did not utilize the two-class method due to incurring a net loss for the period.

	For the three months ended June 30,		For the six months ended June 30,
(in millions)	2021	2020	2021	2020
Net income (loss) attributable to Penn National	$198.7	$(213.9)	$289.7	$(822.5)
Net income applicable to preferred stock	1.0	—	1.5	—
Net income (loss) applicable to common stock	$197.7	$(213.9)	$288.2	$(822.5)
The following table reconciles the weighted-average common shares outstanding used in the calculation of basic EPS to the weighted-average common shares outstanding used in the calculation of diluted EPS for the three and six months ended June 30, 2021 and 2020:

	For the three months ended June 30,		For the six months ended June 30,
(in millions)	2021	2020	2021	2020
Weighted-average common shares outstanding	156.0	126.8	155.8	121.3
Assumed conversion of:
Dilutive stock options	2.2	—	2.4	—
Dilutive RSAs	0.4	—	0.5	—
Convertible debt	14.1	—	14.1	—
Weighted-average common shares outstanding - Diluted	172.7	126.8	172.8	121.3
RSAs and RSUs with performance and market based vesting conditions that have not been met as of June 30, 2021 were excluded from the computation of diluted earnings (loss) per share for the three and six months ended June 30, 2021.
In addition, 0.8 million shares from the assumed conversion of convertible preferred shares were excluded from the computation of diluted income per share for the three and six months ended June 30, 2021 because including them would have been anti-dilutive.

Options to purchase 0.2 million shares were outstanding during the three and six months ended June 30, 2021, respectively, compared to 3.0 million and 1.9 million during the three and six months ended June 30, 2020, respectively, but were not included in the computation of diluted earnings (loss) per share because they were anti-dilutive.
The following table presents the calculation of basic and diluted earnings (loss) per share for the Company’s common stock for the three and six months ended June 30, 2021 and 2020:

	For the three months ended June 30,		For the six months ended June 30,
(in millions, except per share data)	2021	2020	2021	2020
Calculation of basic earnings (loss) per share:
Net income (loss) applicable to common stock	$197.7	$(213.9)	$288.2	$(822.5)
Weighted-average common shares outstanding - basic	156.0	126.8	155.8	121.3
Basic earnings (loss) per share	$1.27	$(1.69)	$1.85	$(6.78)

Calculation of diluted earnings (loss) per share:
Net income (loss) applicable to common stock	$197.7	$(213.9)	$288.2	$(822.5)
Interest expense, net of tax (1):
Convertible Notes	4.3	—	8.6	—
Diluted income (loss) applicable to common stock	$202.0	$(213.9)	$296.8	$(822.5)
Weighted-average common shares outstanding - diluted	172.7	126.8	172.8	121.3
Diluted earnings (loss) per share	$1.17	$(1.69)	$1.72	$(6.78)
(1)The three and six months ended June 30, 2021 were tax-affected at a rate of 20%.

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
Equity Securities
As of June 30, 2021 and December 31, 2020, we held $161.9 million and $143.1 million in equity securities, respectively, including ordinary shares and warrants, which are reported as “Other assets” in our unaudited Consolidated Balance Sheets. These equity securities are the result of Penn Interactive entering into multi-year agreements with third-party sports betting operators for online sports betting and related iGaming market access across our portfolio. During the three and six months ended June 30, 2021, we recognized a holding loss of $7.4 million, and a holding gain of $18.8 million related to these equity securities, respectively, compared to a gain of $29.5 million and $7.7 million for three and six months ended June 30, 2020, respectively, which is included in “Other,” as reported in “Other income (expenses)” within our unaudited Consolidated Statements of Operations and Comprehensive Income (Loss).

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
As of June 30, 2021 and December 31, 2020, PRP held $15.1 million in promissory notes issued by RDC and $6.7 million in local government corporation bonds issued by RDC, at amortized cost. The promissory notes and the local government corporation bonds are collateralized by the assets of Retama Park Racetrack. As of June 30, 2021 and December 31, 2020, the promissory notes and the local government corporation bonds were included in “Other assets” within our unaudited Consolidated Balance Sheets.
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
Other long-term obligations as of June 30, 2021 and December 31, 2020 included a financing arrangement entered in February of 2021, the relocation fees for Dayton and Mahoning Valley, and the repayment obligation of the hotel and event center located near Hollywood Casino Lawrenceburg. See Note 8, “Long-term Debt” for details. The fair values of the Dayton and Mahoning Valley relocations fees and the Lawrenceburg repayment obligation are estimated based on rates consistent with the Company’s credit rating for comparable terms and debt instruments and are classified as Level 2 measurements.
Other Liabilities
Other liabilities as of June 30, 2021 and December 31, 2020 consisted of contingent purchase price liabilities related to Plainridge Park Casino and Hitpoint, which was acquired on May 11, 2021. The Hitpoint contingent purchase price liability is payable in $1.0 million installments in the form of cash and equity, on the first three anniversaries of the acquisition close date (May 11, 2021) and is based on the achievement of mutual goals established by the Company and Hitpoint. The Plainridge Park Casino contingent purchase price liability is calculated based on earnings of the gaming operations over the first ten years of operations, which commenced on June 24, 2015. As of June 30, 2021, we were contractually obligated to make five additional annual payments. The fair value of the Plainridge Park Casino contingent purchase price liability is estimated based on an income approach using a discounted cash flow model. These contingent purchase price liabilities have been classified as a Level 3 measurement and are included within our unaudited Consolidated Balance Sheets in “Accrued expenses and other current liabilities” or “Other long-term liabilities,” depending on the timing of the next payment.

The carrying amounts and estimated fair values by input level of the Company’s financial instruments were as follows:

	June 30, 2021
(in millions)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$2,274.7	$2,274.7	$2,274.7	$—	$—
Equity securities	$161.9	$161.9	$—	$161.9	$—
Held-to-maturity securities	$6.7	$6.7	$—	$6.7	$—
Promissory notes	$15.1	$15.1	$—	$15.1	$—
Puts and calls related to certain Barstool Sports shares	$2.8	$2.8	$—	$2.8	$—
Financial liabilities:
Long-term debt
Senior Secured Credit Facilities	$1,572.4	$1,588.7	$1,588.7	$—	$—
5.625% Notes	$399.5	$415.0	$415.0	$—	$—
Convertible Notes	$246.5	$1,093.9	$1,093.9	$—	$—
Other long-term obligations	$141.9	$139.7	$—	$62.0	$77.7
Other liabilities	$14.4	$14.2	$—	$2.6	$11.6

	December 31, 2020
(in millions)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$1,853.8	$1,853.8	$1,853.8	$—	$—
Equity securities	$143.1	$143.1	$—	$143.1	$—
Held-to-maturity securities	$6.7	$6.7	$—	$6.7	$—
Promissory notes	$15.1	$15.1	$—	$15.1	$—
Financial liabilities:
Long-term debt
Senior Secured Credit Facilities	$1,600.3	$1,609.3	$1,609.3	$—	$—
5.625% Notes	$399.5	$418.0	$418.0	$—	$—
Convertible notes	$239.8	$1,274.5	$1,274.5	$—	$—
Other long-term obligations	$73.0	$72.8	$—	$72.8	$—
Other liabilities	$10.1	$10.1	$—	$2.8	$7.3
Puts and calls related to certain Barstool Sports shares	$0.3	$0.3	$—	$0.3	$—
The following table summarizes the changes in fair value of our Level 3 liabilities measured on a recurring basis:

(in millions)	Other Liabilities
Balance as of January 1, 2021	$7.3
Additions	75.5
Interest	5.2
Included in earnings (1)	1.3
Balance as of June 30, 2021	$89.3
(1)The expense is included in “General and administrative” within our unaudited Consolidated Statements of Operations and Comprehensive Income (Loss).

The following table summarizes the significant unobservable inputs used in calculating fair value for our Level 3 liabilities on a recurring basis as of June 30, 2021:

	Valuation Technique	Unobservable Input	Discount Rate
Other long-term obligation	Discounted cash flow	Discount rate	27.00%
Contingent purchase price - Plainridge Park Casino	Discounted cash flow	Discount rate	4.91%

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

	For the three months ended June 30,		For the six months ended June 30,
(in millions)	2021	2020	2021	2020
Revenues:
Northeast segment	$652.5	$102.7	$1,223.4	$623.4
South segment	368.2	121.5	664.1	344.8
West segment	140.4	17.7	237.0	144.3
Midwest segment	294.8	36.0	529.5	264.1
Other (1)	97.7	27.6	185.6	47.9
Intersegment eliminations (2)	(7.8)	—	(18.9)	(2.9)
Total	$1,545.8	$305.5	$2,820.7	$1,421.6

Adjusted EBITDAR (3):
Northeast segment	$231.6	$(3.6)	$424.8	$120.9
South segment	177.1	44.4	311.0	97.0
West segment	61.4	(3.0)	96.6	21.6
Midwest segment	142.2	(4.6)	248.2	64.9
Other (1)	(25.7)	(8.7)	(47.0)	(27.6)
Total (3)	586.6	24.5	1,033.6	276.8

Other operating benefits (costs) and other income (expenses):
Rent expense associated with triple net operating leases (4)	(116.5)	(103.8)	(226.9)	(201.3)
Stock-based compensation	(9.2)	(2.9)	(13.4)	(8.9)
Cash-settled stock-based awards variance	12.4	(16.1)	(9.1)	(7.2)
Gain on disposal of assets	0.1	28.5	0.2	27.9
Contingent purchase price	(1.2)	(0.8)	(1.3)	1.4
Pre-opening expenses (5)	0.4	(3.5)	(1.2)	(6.7)
Depreciation and amortization	(81.9)	(91.9)	(163.2)	(187.6)
Impairment losses	—	—	—	(616.1)
Insurance recoveries, net of deductible charges	—	—	—	0.1
Non-operating items of equity method investments (6)	(1.4)	(1.1)	(3.0)	(2.0)

Interest expense, net	(138.0)	(135.0)	(273.7)	(264.8)
Other (5)(7)	0.5	29.3	21.3	7.5
Income (loss) before income taxes	251.8	(272.8)	363.3	(980.9)
Income tax benefit (expense)	(53.1)	58.4	(73.7)	157.9
Net income (loss)	$198.7	$(214.4)	$289.6	$(823.0)
(1)The Other category consists of the Company’s stand-alone racing operations, namely Sanford-Orlando Kennel Club and the Company’s JV interests in Sam Houston Race Park, Valley Race Park, and Freehold Raceway; our management contract for Retama Park Racetrack and our live and televised poker tournament series that operates under the trade name, Heartland Poker Tour (“HPT”). The Other category also includes Penn Interactive, which operates social gaming, our internally-branded retail sportsbooks, iGaming and our Barstool Sportsbook mobile app. Expenses incurred for corporate and shared services activities that are directly attributable to a property or are otherwise incurred to support a property are allocated to each property. The Other category also includes corporate overhead costs, which consist of certain expenses, such as: payroll, professional fees, travel expenses and other general and administrative expenses that do not directly relate to or have not otherwise been allocated to a property. In addition, the Other category includes our proportionate share of the Adjusted EBITDAR of Barstool Sports (as determined and discussed in footnotes (3) and (5) below).
(2)Primarily represents the elimination of intersegment revenues associated with our internally-branded retail sportsbooks, which are operated by Penn Interactive.
(3)We define Adjusted EBITDAR as earnings before interest expense, net; income taxes; depreciation and amortization; rent expense associated with triple net operating leases (see footnote (4) below); stock-based compensation; debt extinguishment and financing charges; impairment losses; insurance recoveries, net of deductible charges; changes in the estimated fair value of our contingent purchase price obligations; gain or loss on disposal of assets; the difference between budget and actual expense for cash-settled stock-based awards; pre-opening expenses (see footnote (5) below); and other. Adjusted EBITDAR is also inclusive of income or loss from unconsolidated affiliates, with our share of non-operating items (see footnote (5) below) added back for Barstool Sports and our Kansas Entertainment JV.
(4)The Company’s triple net operating leases include the operating lease components contained within our triple net master lease dated November 1, 2013 with GLPI and the triple net master lease assumed in connection with our acquisition of Pinnacle Entertainment, Inc. (primarily land), our individual triple net leases with GLPI for the real estate assets used in the operation of Tropicana and Meadows Racetrack and Casino, and our individual triple net leases with VICI Properties Inc. for the real estate assets used in the operations of Margaritaville Casino Resort and Greektown Casino-Hotel.
(5)During 2020 and during the first quarter of 2021, acquisition costs were included within pre-opening and acquisition costs. As of and for the quarter ended June 30, 2021, acquisition costs are presented as part of other expenses.
(6)Consists principally of interest expense, net; income taxes; depreciation and amortization; and stock-based compensation expense associated with Barstool Sports and our Kansas Entertainment JV.
(7)Principally includes holding gains and losses on our equity securities, which are discussed in Note 15, “Fair Value Measurements.” Additionally, includes finance transformation costs associated with the implementation of our new Enterprise Resource Management system, other non-recurring transaction costs, and non-recurring restructuring charges (primarily severance) associated with a company-wide initiative, triggered by the COVID-19 pandemic, designed to (i) improve the operational effectiveness across our property portfolio; (ii) improve the effectiveness and efficiency of our Corporate functional support area.

The table below presents capital expenditures by segment:

	For the three months ended June 30,		For the six months ended June 30,
(in millions)	2021	2020	2021	2020
Capital expenditures:
Northeast segment	$20.8	$21.7	$36.2	$52.0
South segment	6.3	3.8	8.1	7.8
West segment	—	1.6	3.2	4.1
Midwest segment	3.6	1.3	5.5	4.9
Other	8.2	2.5	11.6	4.9
Total capital expenditures	$38.9	$30.9	$64.6	$73.7

The table below presents investment in and advances to unconsolidated affiliates and total assets by segment:

(in millions)	Northeast	South	West	Midwest	Other (1)	Total
Balance sheet as of June 30, 2021
Investment in and advances to unconsolidated affiliates (2)	$0.1	$—	$—	$86.3	$190.9	$277.3
Total assets	$2,059.5	$1,206.2	$414.7	$1,225.5	$10,172.3	$15,078.2

Balance sheet as of December 31, 2020
Investment in and advances to unconsolidated affiliates (2)	$0.1	$—	$—	$85.2	$181.5	$266.8
Total assets	$1,958.4	$1,165.4	$401.5	$1,161.1	$9,980.9	$14,667.3
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

EXECUTIVE OVERVIEW
Our Business
Penn National Gaming, Inc., together with its subsidiaries (“Penn National,” the “Company,” “we,” “our,” or “us”), is a leading, diversified, multi-jurisdictional owner and manager of gaming and racing properties, online gaming, retail and online sports betting operations, and video gaming terminal (“VGT”) operations. Our wholly-owned interactive division, Penn Interactive Ventures, LLC (“Penn Interactive”), operates retail sports betting across the Company’s portfolio, as well as online sports betting, online social casino, bingo and online casinos (“iGaming”). The Company holds a 36% (inclusive of 1% on a delayed basis) equity interest in Barstool Sports, Inc. (“Barstool Sports”), a leading digital sports, entertainment, lifestyle and media company, and entered into a strategic relationship with Barstool Sports, whereby Barstool Sports will exclusively promote the Company's land-based retail sportsbooks, iGaming products and online sports betting products, including the Barstool Sportsbook mobile app, to its national audience. We launched an app called Barstool Sportsbook and Casino in Pennsylvania, Michigan, Illinois and Indiana, and anticipate extending this footprint to other states by the end of the year. Our mychoice® customer loyalty program (the "mychoice program") currently has over 20 million members and provides such members with various benefits, including complimentary goods and/or services. The Company’s strategy continues to evolve from an owner and manager of gaming and racing properties into an omni-channel provider of retail and online gaming, and sports betting entertainment.
As of June 30, 2021, we owned, managed, or had ownership interests in 41 gaming and racing properties in 19 states and were licensed to offer live sports betting at our properties in Colorado, Illinois, Indiana, Iowa, Michigan, Mississippi, Nevada, Pennsylvania and West Virginia. The majority of the real estate assets (i.e., land and buildings) used in our operations are subject to triple net master leases; the most significant of which are the Penn Master Lease and the Pinnacle Master Lease (as such terms are defined in “Liquidity and Capital Resources” and collectively referred to as the “Master Leases”), with Gaming and Leisure Properties, Inc. (Nasdaq: GLPI) (“GLPI”), a real estate investment trust (“REIT”). In addition, we will soon commence operations of two Category 4 satellite gaming casinos in Pennsylvania: Hollywood Casino York, which is scheduled to open August 12, 2021, and Hollywood Casino Morgantown is expected to commence operations by the end of 2021.
Update on the Impact of the COVID-19 Pandemic: As of June 30, 2021, all of our properties have reopened, and majority of our properties are operating at full capacity while adhering to state mandated health and safety protocols.
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
As noted above, Penn Interactive operates the Barstool Sports mobile app in Pennsylvania, Michigan, Illinois and Indiana. In addition, Penn Interactive has entered into multi-year agreements with leading sports betting operators for online sports betting and iGaming market access across our portfolio of properties.
On May 11, 2021, we acquired 100% of the outstanding equity of HitPoint Inc. and Lucky Point Inc. (collectively, “Hitpoint”). The purchase price totaled $12.7 million, consisting of $6.2 million in cash, $3.5 million of the Company's common equity, and a $3.0 million contingent liability. The contingent liability is payable in annual installments over three years, through a combination of cash and the Company's common equity, and is based on achievement of certain performance factors. The preliminary purchase price allocation resulted in recognition of $8.5 million of goodwill, $4.3 million in developed technology which is included in "Other intangible assets, net" within the unaudited Consolidated Balance Sheets, along with other miscellaneous operating assets and liabilities.

On April 16, 2020, we sold the real estate assets associated with our Tropicana Las Vegas Hotel and Casino, Inc. ("Tropicana") property to GLPI in exchange for rent credits of $307.5 million and utilized them to pay rent under our existing Master Leases and the Meadows Racetrack and Casino Lease (as defined in Note 9, "Leases" of our unaudited Consolidated Financial Statements,) beginning in May 2020. Contemporaneous with the sale, the Company entered into the Tropicana Lease (as defined and discussed in Note 9, "Leases" of our unaudited Consolidated Financial Statements ). Pursuant to the purchase agreement, GLPI would conduct a sale process with respect to both the real estate assets and the operations of Tropicana for up to 24 months (the “Sale Period”), with the Company receiving (i) 75% of the proceeds above $307.5 million plus certain taxes, expenses and costs if an agreement for such sale is signed in the first 12 months of the Sale Period or (ii) 50% of the proceeds above $307.5 million plus certain taxes, expenses and costs if an agreement for such sale is signed in the remainder of the Sale Period.
On April 13, 2021, GLPI announced that it entered into a binding term sheet with Bally’s Corporation (“Bally’s”) whereby Bally’s plans to acquire both GLPI’s non-land real estate assets and Penn’s outstanding equity interests in Tropicana, which has the gaming license and operates the Tropicana, for an aggregate cash acquisition price of $150.0 million. GLPI will retain ownership of the land and will concurrently enter into a 50-year ground lease with initial annual rent of $10.5 million. This transaction is expected to close in late 2021 or early 2022, subject to Penn, GLPI and Bally's entering into definitive agreements and obtaining regulatory approval.
On December 15, 2020, we entered into a definitive agreement with GLPI to purchase the operations of Hollywood Casino Perryville for $31.1 million. The transaction closed on July 1, 2021. Simultaneous with the closing, we entered into a lease with GLPI for the real estate assets associated with Hollywood Casino Perryville for initial annual rent of $7.8 million per year subject to escalation.

On March 15, 2021, we entered into a purchase agreement with PM Texas Holdings, LLC for the purchase of the remaining 50% ownership interest in the Sam Houston Race Park in Houston, Texas, the Valley Race Park in Harlingen, Texas, and a license to operate a racetrack in Austin, Texas. The purchase price consists of $56.0 million,, comprised of $42.0 million in cash and $14.0 million of the Company's common equity, as well as a contingent consideration. The contingent consideration will be triggered in the event the State of Texas establishes a statutory framework authorizing land-based gaming or online gaming operations in the state prior to the ten-year anniversary of the closing date. The transaction closed August 1, 2021.

On August 4, 2021, we entered into an agreement with Score Media and Gaming Inc., a British Columbia corporation (“theScore”), under which we will acquire theScore in a cash and stock transaction valued at approximately $2.0 billion at the agreement date. Under the terms of the agreement, theScore shareholders will receive (a) US$17.00 in cash consideration, and (b) 0.2398 of a share of common stock, par value $0.01 per share, of the Company’s common equity for each theScore share. The agreement is conditioned upon obtaining theScore shareholders’ approval and is subject to regulatory approval.

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
As the COVID-19 pandemic evolves, we continue to adjust operations and cost structures at our properties to reflect the changing economic and health and safety conditions. We also continue to focus on revenue and cost synergies from recent acquisitions, and offering our customers additional gaming experiences through our omni-channel distribution strategy. We seek to continue to expand our customer database by partnering with third-party operators such as Choice Hotels International, Inc. to expand our loyalty program, as well as through accretive acquisitions or investments, such as Barstool Sports, capitalize on organic growth opportunities from the development of new properties or the expansion of recently-developed business lines, and develop partnerships that allow us to enter new jurisdictions for iGaming and sports betting.

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
The vast majority of our revenues is gaming revenue, which is highly dependent upon the volume and spending levels of customers at our properties. Our gaming revenue is derived primarily from slot machines (which represented approximately 85% and 89% of our gaming revenue for the six months ended June 30, 2021 and 2020) and, to a lesser extent, table games and sports betting. Aside from gaming revenue, our revenues are primarily derived from our hotel, dining, retail, commissions, program sales, admissions, concessions and certain other ancillary activities, and our racing operations.
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

	For the three months ended June 30,		For the six months ended June 30,
(dollars in millions)	2021	2020	2021	2020
Revenues:
Northeast segment	$652.5	$102.7	$1,223.4	$623.4
South segment	368.2	121.5	664.1	344.8
West segment	140.4	17.7	237.0	144.3
Midwest segment	294.8	36.0	529.5	264.1
Other (1)	97.7	27.6	185.6	47.9
Intersegment eliminations (2)	(7.8)	—	(18.9)	(2.9)
Total	$1,545.8	$305.5	$2,820.7	$1,421.6

Net income (loss)	$198.7	$(214.4)	$289.6	$(823.0)

Adjusted EBITDAR:
Northeast segment	$231.6	$(3.6)	$424.8	$120.9
South segment	177.1	44.4	311.0	97.0
West segment	61.4	(3.0)	96.6	21.6
Midwest segment	142.2	(4.6)	248.2	64.9
Other (1)	(25.7)	(8.7)	(47.0)	(27.6)
Total (3)	586.6	24.5	1,033.6	276.8
Rent expense associated with triple net operating leases (4)	(116.5)	(103.8)	(226.9)	(201.3)
Adjusted EBITDA (3)	$470.1	$(79.3)	$806.7	$75.5

Net income (loss) margin	12.9%	(70.2)%	10.3%	(57.9)%
Adjusted EBITDAR margin (3)	37.9%	8.0%	36.6%	19.5%
Adjusted EBITDA margin	30.4%	(26.0)%	28.6%	5.3%
(1)The Other category consists of the Company’s stand-alone racing operations, namely Sanford-Orlando Kennel Club and the Company’s joint venture interests in Sam Houston Race Park, Valley Race Park, and Freehold Raceway; our management contract for Retama Park Racetrack and our live and televised poker tournament series that operates under the trade name, Heartland Poker Tour ("HPT"). The Other category also includes Penn Interactive, which operates our social gaming, internally-branded retail sportsbooks, iGaming and our Barstool Sports mobile app. Expenses incurred for corporate and shared services activities that are directly attributable to a property or are otherwise incurred to support a property are allocated to each property. The Other category also includes corporate overhead costs, which consist of certain expenses, such as: payroll, professional fees, travel expenses and other general and administrative expenses that do not directly relate to or have not otherwise been allocated to a property. In addition, Adjusted EBITDAR of the Other category includes our proportionate share of the net income or loss of Barstool Sports after adding back our share of non-operating items (such as interest expense, net; income taxes; depreciation and amortization; and stock-based compensation expense).
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
(4)Solely comprised of rent expense associated with the operating lease components contained within our triple net master lease dated November 1, 2013 with GLPI and the triple net master lease assumed in connection with our acquisition of Pinnacle Entertainment, Inc. (primarily land), our individual triple net leases with GLPI for the real estate assets used in the operation of Tropicana and Meadows Racetrack and Casino, and our

individual triple net leases with VICI Properties Inc. for the real estate assets used in the operations of Margaritaville Casino Resort and Greektown Casino-Hotel (of which the Tropicana Lease, Meadows Lease, Margaritaville Lease and the Greektown Lease are defined in “Liquidity and Capital Resources”) and are referred to collectively as our “triple net operating leases”. The finance lease components contained within the Master Leases (primarily buildings) and the financing obligation associated with the Morgantown Lease (as defined in “Liquidity and Capital Resources”) result in interest expense, as opposed to rent expense.

Consolidated comparison of the three and six months ended June 30, 2021 and 2020.
Revenues
The following table presents our consolidated revenues:

	For the three months ended June 30,		Change		For the six months ended June 30,		Change
(dollars in millions)	2021	2020	$	%	2021	2020	$	%
Revenues
Gaming	$1,305.5	$259.2	$1,046.3	403.7%	$2,387.5	$1,162.1	$1,225.4	105.4%
Food, beverage, hotel and other	240.3	46.3	194.0	419.0%	433.2	259.5	173.7	66.9%
Total revenues	$1,545.8	$305.5	$1,240.3	406.0%	$2,820.7	$1,421.6	$1,399.1	98.4%
Gaming revenues for the three and six months ended June 30, 2021 increased $1,046.3 million and $1,225.4 million, respectively, compared to the prior year corresponding periods, primarily due to a full quarter of operating results in the current periods, strong visitation levels, and increased length of play. The prior year periods were negatively impacted by the COVID-19 pandemic, which caused temporary closures of all of our properties during the three and six months ended June 30, 2020.
Food, beverage, hotel and other revenues for the three and six months ended June 30, 2021 increased $194.0 million and $173.7 million, respectively, compared to the prior year corresponding periods, primarily due to strong visitation levels, increased length of play, and lifting of capacity and operational restrictions previously in place in response to the COVID-19 pandemic. Additionally, other revenues include a gross-up of gaming tax reimbursement amounts derived from arrangements which allow for our third party partners to operate online casinos and online sportsbooks under our gaming licenses of $46.0 million and $85.5 million for the three and six months ended June 30, 2021, respectively. The prior year periods were negatively impacted by the COVID-19 pandemic, which caused temporary closures of all of our properties during the three and six months ended June 30, 2020. Additionally during 2020, upon reopening our properties operated within locally restricted capacity and limited food and beverage and other amenity offerings.

For the six month period ended June 30, 2021, our properties experienced strong visitation levels and increased length of play across all age segments of our player database, attributable to the increased willingness of the 55+ age group to engage in social gatherings as vaccines continue to roll out across the country and the younger demographic’s continued engagement even as other entertainment options become available. In addition, our unrated play continues to perform well as we work to introduce these customers into our mychoice loyalty program. See “Segment comparison of the three and six months ended June 30, 2021 and 2020” below for more detailed explanations of the fluctuations in revenues.
Operating expenses
The following table presents our consolidated operating expenses:

	For the three months ended June 30,		Change		For the six months ended June 30,		Change
(dollars in millions)	2021	2020	$	%	2021	2020	$	%
Operating expenses
Gaming	$620.9	$142.0	$478.9	337.3%	$1,148.7	$642.9	$505.8	78.7%
Food, beverage, hotel and other	148.6	32.9	115.7	351.7%	271.7	189.9	81.8	43.1%
General and administrative	316.5	204.1	112.4	55.1%	642.7	511.1	131.6	25.7%
Depreciation and amortization	81.9	91.9	(10.0)	(10.9)%	163.2	187.6	(24.4)	(13.0)%
Impairment losses	—	—	—	—%	—	616.1	(616.1)	(100.0)%
Total operating expenses	$1,167.9	$470.9	$697.0	148.0%	$2,226.3	$2,147.6	$78.7	3.7%

Gaming expenses consist primarily of salaries and wages associated with our gaming operations and gaming taxes. Gaming expenses for the three and six months ended June 30, 2021 increased $478.9 million and $505.8 million, respectively, compared to the prior year corresponding periods, primarily due to an increase in gaming taxes resulting from the increase in gaming revenues, as discussed above. Additionally, during the three and six months ended June 30, 2020, our properties were temporarily closed as a result of the COVID-19 pandemic, which reduced our gaming taxes, marketing expenses, and salaries and wages.
Food, beverage, hotel and other expenses consist primarily of salaries and wages and costs of goods sold associated with our food, beverage, hotel, retail, racing, and other operations. Also included in other expenses are gaming taxes of $46.0 million and $85.5 million for the three and six months ended June 30, 2021, respectively, on revenues derived from arrangements which allow for third party partners to operate online casinos and online sportsbooks under our gaming licenses for which we collect and remit applicable gaming taxes. Food, beverage, hotel and other expenses for the three and six months ended June 30, 2021 increased $115.7 million and $81.8 million, respectively, compared to the prior year corresponding periods, primarily due to the inclusion of the gaming taxes in the current year periods, discussed above, and due to continued revenue recovery in food, beverage, hotel and other activity as various health and safety restrictions are relaxed or lifted. In response to the COVID-19 pandemic, we implemented cost saving measures such as: operating with a reduced workforce, focusing on higher margin gaming offerings, reducing marketing costs, and limiting certain lower margin food and beverage offerings which reduced our salaries and wages, costs of goods sold, and other expenses which helped mitigate our food, beverage, hotel and other expenses during the first six months of 2021 as compared to the previous year corresponding periods.
General and administrative expenses include items such as compliance, facility maintenance, utilities, property and liability insurance, surveillance and security, lobbying expenses, and certain housekeeping services, as well as all expenses for administrative departments such as accounting, purchasing, human resources, legal and internal audit. General and administrative expenses also include stock-based compensation expense; pre-opening expenses; acquisition and transaction costs; gains and losses on disposal of assets; changes in the fair value of our contingent purchase price obligations; expense associated with cash-settled stock-based awards (including changes in fair value thereto); restructuring costs (primarily severance) associated with a company-wide initiative triggered by the COVID-19 pandemic; and rent expense associated with our triple net operating leases.
For the three months ended June 30, 2021, general and administrative expenses increased period over period primarily due to a $70.6 million increase in payroll expenses as minimal payroll costs were incurred as a result of property closures during the three months ended June 30, 2020, and a $12.7 million increase in rent expenses associated with our triple net operating leases, offset by a $28.5 million decrease associated with the Company’s cash-settled stock-based awards. Additionally, the prior year quarter included a $28.5 million gain on disposal of capital assets related to sale of our Tropicana property in April 2020.
For the six months ended June 30, 2021, general and administrative expenses increased period over period primarily due to an increase of $49.2 million in payroll expenses as minimal payroll costs were incurred as a result of property closures during the six months ended June 30, 2020, a $25.6 million increase in rent expenses associated with our triple net operating leases, principally related to the Tropicana Lease, and the inclusion of the gain on the sale of our Tropicana property discussed above.
Depreciation and amortization for the three and six months ended June 30, 2021 decreased period over period primarily due to fixed assets and intangible assets becoming fully depreciated and amortized, and the sale of the real estate assets of Tropicana in April 2020.
Impairment losses for the six months ended June 30, 2020 primarily relates to impairments taken on our goodwill and other intangible assets of $113.0 million and $498.5 million, respectively, as a result of an interim impairment assessment during the first quarter of 2020. During the first quarter of 2020, we identified an indicator of impairment triggered by the COVID-19 pandemic, which caused all of our gaming properties to temporarily close. There were no impairment losses during the three and six months ended June 30, 2021.

Other income (expenses)
The following table presents our consolidated other income (expenses):

	For the three months ended June 30,		Change		For the six months ended June 30,		Change
(dollars in millions)	2021	2020	$	%	2021	2020	$	%
Other income (expenses)
Interest expense, net	$(138.0)	$(135.0)	$(3.0)	2.2%	$(273.7)	$(264.8)	$(8.9)	3.4%
Income from unconsolidated affiliates	$9.1	$(1.7)	$10.8	N/M	$18.7	$2.4	$16.3	679.2%
Other	$2.8	$29.3	$(26.5)	(90.4)%	$23.9	$7.5	$16.4	218.7%
Income tax benefit (expense)	$(53.1)	$58.4	$(111.5)	N/M	$(73.7)	$157.9	$(231.6)	N/M
N/M - Not meaningful
Interest expense, net increased for the three and six months ended June 30, 2021, as compared to the prior year corresponding periods, due to an increase in interest expense related to the issuance of our 2.75% Convertible Notes in May, 2020 and interest expense related to our Other long-term obligations.
Income from unconsolidated affiliates relates principally to Barstool Sports and our Kansas Entertainment joint venture. The increase for the three and six months ended June 30, 2021, as compared to the prior year corresponding periods, was due to ongoing positive results in the operations at Hollywood Casino at Kansas Speedway, which was closed for a period during the three and six months ended June 30, 2020, and income earned from our Barstool Sports investment, which we completed in February, 2020. We record our proportionate share of Barstool Sports' net income or loss one quarter in arrears.
Other includes miscellaneous income and expense items and primarily relates to unrealized gains and losses on equity securities (including warrants), held by Penn Interactive and unrealized gains and losses related to certain Barstool Sports shares. The securities are multi-year agreements with sports betting operators for online sports betting and related iGaming market access across our portfolio. During the three and six months ended June 30, 2021 we recorded an unrealized holding loss of $7.4 million and an unrealized holding gain of $18.8 million, respectively, compared to unrealized holding gains of $29.5 million and $7.7 million for the three and six months ended June 30, 2020, respectively. During the three months ended June 30, 2021 the $7.4 million unrealized holding loss was offset by a $5.8 million unrealized gain related to certain Barstool Sports shares and other miscellaneous income.

Income tax benefit (expense) was a $53.1 million and $73.7 million expense for the three and six months ended June 30, 2021, respectively, as compared to a $58.4 million and $157.9 million benefit for the three and six months ended June 30, 2020, respectively. Our effective tax rate (income taxes as a percentage of income or loss from operations before income taxes) including discrete items was 21.1% and 20.3% for the three and six months ended June 30, 2021 respectively, as compared to 21.4% and 16.1% for the three and six months ended June 30, 2020, respectively. The change in the effective rate for the six months ended June 30, 2021 as compared to the prior year period was primarily due to an increase of pre-tax income.

Our effective income tax rate can vary each reporting period depending on, among other factors, the geographic and business mix of our earnings, changes to our valuation allowance, and the level of our tax credits. Certain of these and other factors, including our history and projections of pre-tax earnings, are considered in assessing our ability to realize our net deferred tax assets.

Segment comparison of the three and six months ended June 30, 2021 and 2020
Northeast Segment

	For the three months ended June 30,		Change		For the six months ended June 30,		Change
(dollars in millions)	2021	2020	$	%	2021	2020	$	%
Revenues
Gaming	$602.5	$94.1	$508.4	540.3%	$1,129.5	$552.8	$576.7	104.3%
Food, beverage, hotel and other	50.0	8.6	41.4	481.4%	93.9	70.6	23.3	33.0%
Total revenues	$652.5	$102.7	$549.8	535.3%	$1,223.4	$623.4	$600.0	96.2%

Adjusted EBITDAR	$231.6	$(3.6)	$235.2	N/M	$424.8	$120.9	$303.9	251.4%
Adjusted EBITDAR margin	35.5%	(3.5)%		3,900 bps	34.7%	19.4%		1,530 bps
N/M - Not meaningful
The Northeast segment’s revenues for the three and six months ended June 30, 2021 increased by $549.8 million and $600.0 million, respectively, over the prior year corresponding periods, primarily due to a full quarter of operating results in the current year periods, strong visitation levels, and increased length of play. During the three and six months ended June 30, 2020, the COVID-19 pandemic caused temporary closures of all of our properties which negatively impacted our operations. Our properties located at Greektown, Bangor and Plainridge Park were temporarily closed during the entire quarter ended June 30, 2020.
For the three months ended June 30, 2021, the Northeast segment’s Adjusted EBITDAR increased $235.2 million, and Adjusted EBITDAR margin increased to 35.5% due to high proportionate share of gaming activity yielding a higher overall Adjusted EBITDAR margin and due to the negative impact of temporary closures during the three months ended June 30, 2020.
For the six months ended June 30, 2021, the Northeast segment's Adjusted EBITDAR increased by $303.9 million and Adjusted EBITDAR margin increased to 34.7% primarily due to a higher proportionate share of gaming activity yielding a higher overall Adjusted EBITDAR margin, and cost saving initiatives implemented throughout the prior year, designed to mitigate revenue degradation in 2020, such as: operating with a reduced workforce, focusing on higher margin gaming offerings, reducing marketing costs, and limiting certain lower margin food and beverage offerings.

South Segment

	For the three months ended June 30,		Change		For the six months ended June 30,		Change
(dollars in millions)	2021	2020	$	%	2021	2020	$	%
Revenues
Gaming	$304.4	$103.7	$200.7	193.5%	$549.8	$272.3	$277.5	101.9%
Food, beverage, hotel and other	63.8	17.8	46.0	258.4%	114.3	72.5	41.8	57.7%
Total revenues	$368.2	$121.5	$246.7	203.0%	$664.1	$344.8	$319.3	92.6%

Adjusted EBITDAR	$177.1	$44.4	$132.7	298.9%	$311.0	$97.0	$214.0	220.6%
Adjusted EBITDAR margin	48.1%	36.5%		1,160 bps	46.8%	28.1%		1,870 bps
The South segment’s revenues for the three and six months ended June 30, 2021 increased by $246.7 million and $319.3 million, respectively, primarily due to a full quarter and year-to-date operating results in the current year periods, strong visitation levels, and increased length of play. During the three and six months ended June 30, 2020, the COVID-19 pandemic caused temporary closures of all of our properties which negatively impacted our operations.
For the three months ended June 30, 2021, the South segment’s Adjusted EBITDAR increased $132.7 million, and Adjusted EBITDAR margin increased to 48.1%, due to high proportionate share of gaming activity yielding a higher overall Adjusted EBITDAR margin and due to the negative impact of temporary closures during the three months ended June 30, 2020.
For the six months ended June 30, 2021, the South segment’s Adjusted EBITDAR increased $214.0 million and Adjusted EBITDAR margin increased to 46.8% primarily due to a higher proportionate share of gaming activity yielding a higher overall

Adjusted EBITDAR margin, and cost saving initiatives implemented throughout the prior year designed to mitigate revenue degradation in 2020, such as: operating with a reduced workforce, focusing on higher margin gaming offerings, reducing marketing costs, and limiting certain lower margin food and beverage offerings.
West Segment

	For the three months ended June 30,		Change		For the six months ended June 30,		Change
(dollars in millions)	2021	2020	$	%	2021	2020	$	%
Revenues
Gaming	$96.7	$12.8	$83.9	655.5%	$165.8	$84.7	$81.1	95.7%
Food, beverage, hotel and other	43.7	4.9	38.8	791.8%	71.2	59.6	11.6	19.5%
Total revenues	$140.4	$17.7	$122.7	693.2%	$237.0	$144.3	$92.7	64.2%

Adjusted EBITDAR	$61.4	$(3.0)	$64.4	N/M	$96.6	$21.6	$75.0	347.2%
Adjusted EBITDAR margin	43.7%	(16.9)%		6,060 bps	40.8%	15.0%		2,580 bps
N/M - Not meaningful
The West segment’s revenues for the three and six months ended June 30, 2021 increased by $122.7 million and $92.7 million, respectively, primarily due to a full quarter of operating results in the current year periods, strong visitation levels, and increased length of play. During the three and six months ended June 30, 2020, the COVID-19 pandemic caused temporary closures of all of our properties which negatively impacted our operations. Our Tropicana and Zia Park properties were temporarily closed during the entire quarter ended June 30, 2020.
For the three months ended June 30, 2021, the West segment’s Adjusted EBITDAR increased $64.4 million and Adjusted EBITDAR margin increased to 43.7% due to high proportionate share of gaming activity yielding a higher overall Adjusted EBITDAR margin and due to the negative impact of temporary closures during the three months ended June 30, 2020.
For the six months ended June 30, 2021, the West segment’s Adjusted EBITDAR increased $75.0 million and Adjusted EBITDAR margin increased to 40.8% primarily due to a higher proportionate share of gaming activity yielding a higher overall Adjusted EBITDAR margin, and cost saving initiatives implemented throughout the prior year designed to mitigate revenue degradation in 2020, such as: operating with a reduced workforce, focusing on higher margin gaming offerings, reducing marketing costs, and limiting certain lower margin food and beverage offerings.
Midwest Segment

	For the three months ended June 30,		Change		For the six months ended June 30,		Change
(dollars in millions)	2021	2020	$	%	2021	2020	$	%
Revenues
Gaming	$272.1	$33.5	$238.6	712.2%	$489.0	$229.7	$259.3	112.9%
Food, beverage, hotel and other	22.7	2.5	20.2	808.0%	40.5	34.4	6.1	17.7%
Total revenues	$294.8	$36.0	$258.8	718.9%	$529.5	$264.1	$265.4	100.5%

Adjusted EBITDAR	$142.2	$(4.6)	$146.8	N/M	$248.2	$64.9	$183.3	282.4%
Adjusted EBITDAR margin	48.2%	(12.8)%		6,100 bps	46.9%	24.6%		2,230 bps
N/M - Not meaningful
The Midwest segment’s revenues for the three and six months ended June 30, 2021 increased by $258.8 million and $265.4 million, respectively, primarily due to a full quarter of operating results in the current year periods, strong visitation levels, and increased length of play. During the three and six months ended June 30, 2020, the COVID-19 pandemic caused temporary closures of all of our properties which negatively impacted our operations. Our Alton, Aurora and Joliet properties were temporarily closed during the entire quarter ended June 30, 2020.
For the three months ended June 30, 2021, the Midwest segment’s Adjusted EBITDAR increased $146.8 million, and Adjusted EBITDAR margin increased to 48.2%, due to high proportionate share of gaming activity yielding a higher overall Adjusted EBITDAR margin and due to the negative impact of temporary closures during the three months ended June 30, 2020.

For the six months ended June 30, 2021, the Midwest segment’s Adjusted EBITDAR increased $183.3 million and Adjusted EBITDAR margin increased to 46.9% primarily due to a higher proportionate share of gaming activity yielding a higher overall Adjusted EBITDAR margin, and cost saving initiatives implemented throughout the prior year designed to mitigate revenue degradation in 2020, such as: operating with a reduced workforce, focusing on higher margin gaming offerings, reducing marketing costs, and limiting certain lower margin food and beverage offerings.
Other

	For the three months ended June 30,		Change		For the six months ended June 30,		Change
(dollars in millions)	2021	2020	$	%	2021	2020	$	%
Revenues
Gaming	$29.8	$15.1	$14.7	97.4%	$53.4	$22.7	$30.7	135.2%
Food, beverage, and other	67.9	12.5	55.4	443.2%	132.2	25.2	107.0	424.6%
Total revenues	$97.7	$27.6	$70.1	254.0%	$185.6	$47.9	$137.7	287.5%

Adjusted EBITDAR	$(25.7)	$(8.7)	$(17.0)	195.4%	$(47.0)	$(27.6)	$(19.4)	70.3%
Total revenues for the Other category increased for the three and six months ended June 30, 2021, as compared to the prior year corresponding periods, primarily as a result of the activities at Penn Interactive. The three and six months ended June 30, 2021 include a gross-up of gaming tax reimbursement amounts derived from arrangements which allow for our third party partners to operate online casinos and online sportsbooks under our gaming licenses of $46.0 million and $85.5 million, respectively. Penn Interactive's operations continue to build with the launch of the online Barstool Sportsbook in Pennsylvania during the third quarter of 2020 and the launch of Michigan, Illinois and Indiana in 2021, and with ongoing increases in online social and real-money gaming revenue.
Adjusted EBITDAR decreased by $17.0 million and $19.4 million for the three and six months ended June 30, 2021, respectively, as compared to the prior year corresponding periods, primarily due to increased expenses related to the ramp up of the Penn Interactive online sportsbook operations and increases in corporate overhead costs as operations returned to pre-pandemic levels. For the three and six months ended June 30, 2021, corporate overhead costs were $26.1 million and $50.1 million, as compared to $16.7 million and $40.9 million for the three and six months ended June 30, 2020.

Non-GAAP Financial Measures
Use and Definitions
In addition to GAAP financial measures, management uses Adjusted EBITDA, Adjusted EBITDAR, Adjusted EBITDA margin, and Adjusted EBITDAR margin as non-GAAP financial measures. These non-GAAP financial measures should not be considered a substitute for, nor superior to, financial results and measures determined or calculated in accordance with GAAP. Each of these non-GAAP financial measures is not calculated in the same manner by all companies and, accordingly, may not be an appropriate measure of comparing performance among different companies.
We define Adjusted EBITDA as earnings before interest expense, net; income taxes; depreciation and amortization; stock-based compensation; debt extinguishment and financing charges; impairment losses; insurance recoveries, net of deductible charges; changes in the estimated fair value of our contingent purchase price obligations; gain or loss on disposal of assets, the difference between budget and actual expense for cash-settled stock-based awards; pre-opening expenses; and other. Adjusted EBITDA is inclusive of income or loss from unconsolidated affiliates, with our share of non-operating items (such as interest expense, net; income taxes; depreciation and amortization; and stock-based compensation expense) added back for Barstool Sports, Inc. ("Barstool Sports") and our Kansas Entertainment, LLC joint venture. Adjusted EBITDA is inclusive of rent expense associated with our triple net operating leases (the operating lease components contained within our triple net master lease dated November 1, 2013 with Gaming and Leisure Properties, Inc. ("GLPI") and the triple net master lease assumed in connection with our acquisition of Pinnacle Entertainment, Inc. (primarily land), our individual triple net leases with GLPI for the real estate assets used in the operation of Tropicana Las Vegas Hotel and Casino, Inc. and Meadows Racetrack and Casino, and our individual triple net leases with VICI Properties Inc. for the real estate assets used in the operations of Margaritaville Casino Resort and Greektown Casino-Hotel). Although Adjusted EBITDA includes rent expense associated with our triple net operating leases, we believe Adjusted EBITDA is useful as a supplemental measure in evaluating the performance of our consolidated results of operations. We define adjusted EBITDA margin as Adjusted EBITDA divided by consolidated revenues.

Adjusted EBITDA has economic substance because it is used by management as a performance measure to analyze the performance of our business, and is especially relevant in evaluating large, long-lived casino-hotel projects because it provides a perspective on the current effects of operating decisions separated from the substantial non-operational depreciation charges and financing costs of such projects. We present Adjusted EBITDA because it is used by some investors and creditors as an indicator of the strength and performance of ongoing business operations, including our ability to service debt, and to fund capital expenditures, acquisitions and operations. These calculations are commonly used as a basis for investors, analysts and credit rating agencies to evaluate and compare operating performance and value companies within our industry. In order to view the operations of their casinos on a more stand-alone basis, gaming companies, including us, have historically excluded from their Adjusted EBITDA calculations of certain corporate expenses that do not relate to the management of specific casino properties. However, Adjusted EBITDA is not a measure of performance or liquidity calculated in accordance with GAAP. Adjusted EBITDA information is presented as a supplemental disclosure, as management believes that it is a commonly used measure of performance in the gaming industry and that it is considered by many to be a key indicator of the Company’s operating results.
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

	For the three months ended June 30,		For the six months ended June 30,
(dollars in millions)	2021	2020	2021	2020
Net income (loss)	$198.7	$(214.4)	$289.6	$(823.0)
Income tax expense (benefit)	53.1	(58.4)	73.7	(157.9)
Loss (income) from unconsolidated affiliates	(9.1)	1.7	(18.7)	(2.4)
Interest expense, net	138.0	135.0	273.7	264.8
Other income	(2.8)	(29.3)	(23.9)	(7.5)
Operating income (loss)	377.9	(165.4)	594.4	(726.0)
Stock-based compensation (1)	9.2	2.9	13.4	8.9
Cash-settled stock-based award variance (1)(2)	(12.4)	16.1	9.1	7.2
Gain on disposal of assets (1)	(0.1)	(28.5)	(0.2)	(27.9)
Contingent purchase price (1)	1.2	0.8	1.3	(1.4)
Pre-opening expenses (1)(3)	(0.4)	3.5	1.2	6.7
Depreciation and amortization	81.9	91.9	163.2	187.6
Impairment losses	—	—	—	616.1
Insurance recoveries, net of deductible charges (1)	—	—	—	(0.1)
Income (loss) from unconsolidated affiliates	9.1	(1.7)	18.7	2.4
Non-operating items of equity method investments (4)	1.4	1.1	3.0	2.0
Other expenses (1)(3)(5)	2.3	—	2.6	—
Adjusted EBITDA	470.1	(79.3)	806.7	75.5
Rent expense associated with triple net operating leases (1)	116.5	103.8	226.9	201.3
Adjusted EBITDAR	$586.6	$24.5	$1,033.6	$276.8

Net income (loss) margin	12.9%	(70.2)%	10.3%	(57.9)%
Adjusted EBITDA margin	30.4%	(26.0)%	28.6%	5.3%
Adjusted EBITDAR margin	37.9%	8.0%	36.6%	19.5%
(1)    These items are included in “General and administrative” within the Company’s unaudited Consolidated Statements of Operations and Comprehensive Income (Loss).
(2)    Our cash-settled stock-based awards are adjusted to fair value each reporting period based primarily on the price of the Company’s common stock. As such, significant fluctuations in the price of the Company’s common stock during any reporting period could cause significant variances to budget on cash-settled stock-based awards. During the three and six months ended June 30, 2021, the fluctuations in the price of the Company’s common stock resulted in respective gains and losses.
(3)    During 2020 and during the first quarter of 2021, acquisition costs were included within pre-opening and acquisition costs. As of and for the quarter ended June 30, 2021, acquisition costs are presented as part of other expenses.
(4)    Consists principally of interest expense, net; income taxes; depreciation and amortization; and stock-based compensation expense associated with Barstool Sports and our Kansas Entertainment joint venture.
(5)    Consists of finance transformation costs associated with the implementation of our new Enterprise Resource Management system, other non-recurring transaction costs, and non-recurring restructuring charges (primarily severance) associated with a company-wide initiative, triggered by the COVID-19 pandemic, designed to (i) improve the operational effectiveness across our property portfolio; (ii) improve the effectiveness and efficiency of our Corporate functional support area.

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

	For the six months ended June 30,		Change
(dollars in millions)	2021	2020	$	%
Net cash provided by (used in) operating activities	$504.6	$(130.9)	$635.5	N/M
Net cash used in investing activities	$(99.1)	$(218.5)	$119.4	(54.6)%
Net cash provided by financing activities	$18.8	$1,155.1	$(1,136.3)	(98.4)%
N/M - Not meaningful

Operating Cash Flow
Net cash provided by operating activities of $504.6 million for the six months ended June 30, 2021, compared to net cash used of $130.9 million in the prior year period, is principally due to increased gaming revenues as operations at our properties benefited from strong visitation levels, increased length of play, and higher overall Adjusted EBITDAR margins, resulting from cost saving initiatives implemented throughout 2020, such as: operating with a reduced workforce, focusing on higher margin gaming offerings, reducing marketing costs, and limiting certain lower margin food and beverage offerings. Operating cash flows in the prior year were negatively impacted by the temporary closures of all of our properties due to the COVID-19 pandemic, which significantly decreased cash receipts from customers, offset by the utilization of rent credits resulting from the sale of our Tropicana property.
Investing Cash Flow
The decrease of $119.4 million in net cash used in investing activities for the six months ended June 30, 2021 compared to the same period in the prior year was due to the completion of our investment in Barstool Sports in February of 2020, as well as decrease in capital expenditures, partially offset by $6.2 million in cash consideration related to the Hitpoint acquisition and purchases of gaming licenses and developed technology.
Capital Expenditures
Capital expenditures are accounted for as either project capital (new facilities or expansions) or maintenance (replacement) capital expenditures. Cash provided by operating activities as well as cash available under our Revolving Credit Facility is used to fund our capital expenditures for six months ended June 30, 2021 and 2020.
Capital expenditures for the six months ended June 30, 2021 and 2020 were $64.6 million and $73.7 million, respectively. Capital expenditures related to our York and Morgantown development project were $25.6 million for the six months ended June 30, 2021. Capital expenditures have decreased for the six months ended June 30, 2021, as compared to the prior year period, due to continued cautionary spending and uncertainty surrounding the COVID-19 pandemic, which has carried forward to the current year. We expect that as operations continue to recover, capital expenditures will increase.
Financing Cash Flow
For the six months ended June 30, 2021, net cash provided by financing activities totaled $18.8 million compared to $1,155.1 million in net cash provided in the prior year period. During the six months ended June 30, 2020, we had net borrowings under our Senior Secured Credit Facilities of $540.0 million, net cash proceeds of $322.2 million related to the issuance of our 2.75% Convertible Notes, and net cash proceeds of $331.2 million related to the issuance of the Company's common equity in May 2020, which primarily resulted in a decrease of $1,136.3 million as compared to the current year period.
Debt Issuances, Redemptions and Other Long-term Obligations
On March 13, 2020, we borrowed the remaining available amount of $430.0 million under our Revolving Credit Facility. The Company elected to draw down the remaining available funds from its Revolving Credit Facility in order to maintain maximum financial flexibility in light of the COVID-19 pandemic.

On April 14, 2020, the Company entered into a second amendment to its Credit Agreement with its various lenders (the “Second Amendment”) to provide for certain modifications to financial covenants and interest rates during, and subsequent to a Covenant Relief Period, which concluded on May 7, 2021.

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
In February 2021, the Company entered into a financing arrangement providing the Company with upfront cash proceeds while permitting us to participate in future proceeds on certain claims. The financing obligation has been classified as a non-current liability, which is expected to be settled in a future period of which the principal is contingent and predicated on other events. Consistent with an obligor’s accounting under a debt instrument, period interest will be accreted using an effective interest rate of 27.0% and until such time that the claims and related obligation is settled. The amount included in interest expense related to this obligation was $3.7 million and $5.2 million for the three and six months ended June 30, 2021, respectively.
On July 1, 2021. the Company completed an offering of $400.0 million aggregate principal amount of 4.125% Senior Unsecured Notes that mature on July 1, 2029 (the “4.125% Notes”). The 4.125% Notes were issued at par and interest is payable semi-annually on January 1st and July 1st of each year. The Company intends to use the proceeds from the 4.125% Notes for general corporate purposes.

At June 30, 2021, we had $2,468.3 million in aggregate principal amount of indebtedness, including $1,595.9 million outstanding under our Senior Secured Credit Facilities, $330.5 million outstanding under our Convertible Notes, $400.0 million outstanding under our 5.625% senior unsecured notes, and $141.9 million outstanding in other long-term obligations. No amounts were drawn on our Revolving Credit Facility. We have no debt maturing prior to 2023. As of June 30, 2021 we had conditional obligations under letters of credit issued pursuant to the Senior Secured Credit Facilities with face amounts aggregating to $27.8 million resulting in $672.2 million available borrowing capacity under our Revolving Credit Facility.

Covenants

Our Senior Secured Credit Facilities, 5.625% Notes and 4.125% Notes require us, among other obligations, to maintain specified financial ratios and to satisfy certain financial tests. In addition, our Senior Secured Credit Facilities, 5.625% Notes and 4.125% Notes, restrict, among other things, our ability to incur additional indebtedness, incur guarantee obligations, amend debt instruments, pay dividends, create liens on assets, make investments, engage in mergers or consolidations, and otherwise restrict corporate activities. Our debt agreements also contain customary events of default, including cross-default provisions that require us to meet certain requirements under the Penn Master Lease and the Pinnacle Master Lease (both of which are defined in Note 9, "Leases" of our unaudited Consolidated Financial Statements), each with GLPI. If we are unable to meet our financial covenants or in the event of a cross-default, it could trigger an acceleration of payment terms.

As of June 30, 2021, the Company was in compliance with all required financial covenants. The Company believes that it will remain in compliance with all of its required financial covenants for at least the next twelve months following the date of filing this Quarterly Report on Form 10-Q with the SEC.
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
Score Media and Gaming Inc.
On August 4, 2021, we entered into an agreement with Score Media and Gaming Inc., a British Columbia corporation (“theScore”), under which we will acquire theScore in a cash and stock transaction valued at approximately $2.0 billion at the agreement date. Under the terms of the agreement, theScore shareholders will receive (a) US$17.00 in cash consideration, and (b) 0.2398 of a share of common stock, par value $0.01 per share, of the Company’s common equity for each theScore share. The agreement is conditioned upon obtaining theScore shareholders’ approval and is subject to regulatory approval.

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

Payments to our REIT Landlords under Triple Net Leases

Total payments made to our REIT Landlords, GLPI and VICI, were as follows:

	For the three months ended June 30,		For the six months ended June 30,
(in millions)	2021	2020	2021	2020
Penn Master Lease (1)	$120.7	$108.3	$238.7	$223.1
Pinnacle Master Lease (1)	82.1	81.8	163.4	164.3
Meadows Lease (1)	6.2	6.7	12.4	13.5
Margaritaville Lease	5.9	5.9	11.7	11.7
Greektown Lease	13.5	13.9	27.4	27.8
Morgantown Lease	0.7	—	1.5	—
Total (2)	$229.1	$216.6	$455.1	$440.4
(1)During the three and six months ended June 30, 2020, we utilized rent credits to pay $72.1 million, $54.2 million and $4.5 million of rent under the Penn Master Lease, Pinnacle Master Lease and Meadows Lease, respectively.
(2)Rent payable under the Tropicana Lease is nominal. Therefore, this lease has been excluded from the table above.
Outlook

Based on our current level of operations, we believe that cash generated from operations and cash on hand, together with amounts available under our Senior Secured Credit Facilities, will be adequate to meet our anticipated obligations under our Triple Net Leases, debt service requirements, capital expenditures and working capital needs for the foreseeable future. However, our ability to generate sufficient cash flow from operations will depend on a range of economic, competitive and business factors, many of which are outside our control, including the ongoing impact of the COVID-19 pandemic. We cannot be certain: (i) of the impact of any continuing operating restrictions to accommodate social distancing and health and safety guidelines on our properties and financial results, including the cash generated from operations; (ii) of the magnitude and duration of the impact of the COVID-19 pandemic (including reoccurrences) on general economic conditions, capital markets, unemployment and our liquidity, operations, supply chain and personnel, including the potential that some or all of our properties may again be forced to close or cease operations for a certain period of time; (iii) that the U.S. economy and our business will recover to levels that existed prior to the COVID-19 pandemic and on what time frame; (iv) that our anticipated earnings projections will be realized; (v) that we will achieve the expected synergies from our acquisitions; and (vi) that future borrowings will be available under our Senior Secured Credit Facilities or otherwise will be available in the credit markets to enable us to service our indebtedness or to make anticipated capital expenditures. We caution you that the trends seen at our reopened properties, such as strong visitation and increased length of play, may not continue. In addition, while we anticipated that a significant amount of our future growth would come through the pursuit of opportunities within other distribution channels, such as retail and online sports betting, social gaming, retail gaming, and iGaming; from acquisitions of gaming properties at reasonable valuations; greenfield projects; and jurisdictional expansions and property expansion in under-penetrated markets; there can be no assurance that this will be the case given the uncertainty arising from the COVID-19 pandemic. If we consummate significant acquisitions in the future or undertake any significant property expansions, our cash requirements may increase significantly and we may need to make additional borrowings or complete equity or debt financings to meet these requirements. See "Part II, Item 1A. Risk Factors" of this Form 10-Q and Part I, Item 1A. “Risk Factors” of the

Company’s Form 10-K for the year ended December 31, 2020 for a discussion of additional risks related to the Company’s capital structure.
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

CRITICAL ACCOUNTING ESTIMATES
A complete discussion of our critical accounting estimates is included in our Form 10-K for the year ended December 31, 2020. There have been no significant changes in our critical accounting estimates during the six months ended June 30, 2021.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
For information with respect to new accounting pronouncements and the impact of these pronouncements on our unaudited Consolidated Financial Statements, see Note 3, “New Accounting Pronouncements,” in the notes to our unaudited Consolidated Financial Statements.

IMPORTANT FACTORS REGARDING FORWARD-LOOKING STATEMENTS
This Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements can be identified by the use of forward-looking terminology such as “expects,” “believes,” “estimates,” “projects,” “intends,” “plans,” “goal,” “seeks,” “may,” “will,” “should,” or “anticipates” or the negative or other variations of these or similar words, or by discussions of future events, strategies or risks and uncertainties. Specifically, forward-looking statements include, but are not limited to, statements regarding: COVID-19; continued demand for the gaming properties that have reopened and the possibility that the Company’s gaming properties may be required to close again in the future due to COVID-19; the impact of COVID-19 on general economic conditions, capital markets, unemployment, and the Company’s liquidity, operations, supply chain and personnel; the potential benefits of the Perryville transaction with Gaming and Leisure Properties, Inc.; the potential benefits of the Hitpoint transaction; the Company’s estimated cash burn and future liquidity, future revenue and Adjusted EBITDAR, including from the Company’s iGaming business in Pennsylvania and Michigan; the expected benefits and potential challenges of the investment in Barstool Sports; the expected launch of the Barstool-branded mobile sports betting product in future states and its future revenue and profit contributions; the Company’s expectations of future results of operations and financial condition, including margins; the Company’s expectations for its properties and the potential benefits of the cashless, cardless and contactless (“3Cs”) technology; the Company’s development projects or its iGaming initiatives; the timing, cost and expected impact of planned capital expenditures on the Company’s results of operations; the anticipated opening dates of the Company’s retail sportsbooks in future states; the Company’s expectations with regard to acquisitions, potential divestitures and development opportunities, as well as the integration of and synergies related to any companies the Company have acquired or may acquire; the outcome and financial impact of the litigation in which the Company is or will be periodically involved; the actions of regulatory, legislative, executive or judicial decisions at the federal, state or local level with regard to our business and the impact of any such actions; the Company’s ability to maintain regulatory approvals for its existing businesses and to receive regulatory approvals for its new business partners; the Company’s expectations with regard to the impact of competition in online sports betting, iGaming and retail/mobile sportsbooks as well as the potential impact of this business line on the Company’s existing businesses; and the performance of the Company’s partners in online sports betting, iGaming and retail/mobile sportsbooks, including the risks associated with any new business, the actions of regulatory, legislative, executive or judicial decisions with regard to online sports betting, iGaming and retail/mobile sportsbooks and the impact of any such actions. Such statements are all subject to risks, uncertainties and changes in circumstances that could significantly affect the Company’s future financial results and business.

Accordingly, the Company cautions that the forward-looking statements contained herein are qualified by important factors that could cause actual results to differ materially from those reflected by such statements. Such factors include, but are not limited to: (a) the magnitude and duration of the impact of the COVID-19 pandemic on general economic conditions, capital markets, unemployment, consumer spending and the Company’s liquidity, financial condition, supply chain, operations and personnel; (b) industry, market, economic, political, regulatory and health conditions; (c) disruptions in operations from data protection breaches, cyberattacks, extreme weather conditions, medical epidemics or pandemics such as the COVID-19, and other natural or man-made disasters or catastrophic events; (d) the Company’s ability to access additional capital on favorable terms or at all; (e) the Company’s ability to remain in compliance with the financial covenants of its debt obligations; (f) actions to reduce costs and improve efficiencies to mitigate losses as a result of the COVID-19 pandemic that could negatively impact guest loyalty and the Company’s ability to attract and retain employees; (g) the outcome of any legal proceedings that may be instituted against the Company or its directors, officers or employees; (h) the impact of new or changes in current laws, regulations, rules or other industry standards; (i) the ability of the Company’s operating teams to drive revenue and margins; (j) the impact of significant competition from other gaming and entertainment operations; (k) the Company’s ability to obtain timely regulatory approvals required to own, develop and/or operate its properties, or other delays, approvals or impediments to completing its planned acquisitions or projects, construction factors, including delays, and increased costs; (l) the passage of state, federal or local legislation that would expand, restrict, further tax, prevent or negatively impact operations in or adjacent to the jurisdictions in which the Company does or seek to do business; (m) the effects of local and national economic, credit, capital market, housing, and energy conditions on the economy in general and on the gaming and lodging industries in particular; (n) our ability to identify attractive acquisition and development opportunities (especially in new business lines) and to agree to terms with, and maintain good relationships with partners and municipalities for such transactions; (o) the costs and risks involved in the pursuit of such opportunities and our ability to complete the acquisition or development of, and achieve the expected returns from, such opportunities; (p) the risk of failing to maintain the integrity of our information technology infrastructure and safeguard our business, employee and customer data (particularly as our iGaming division grows); (q) with respect to new casinos, risks relating to construction, and its ability to achieve its expected budgets, timelines and investment returns; (r) the Company may not be able to achieve the anticipated financial returns from the acquisition of Score Media & Gaming, Inc. (“theScore”), including due to fees, costs and taxes in connection with the integration of theScore and expansion of its betting and content platform; (s) the closing of the acquisition of theScore may be delayed or may not occur at all, for reasons beyond the Company’s control; (t) the requirement to satisfy the closing conditions in the agreement with theScore, including receipt of regulatory approvals and the approval of shareholders of theScore; (u) there is significant competition in the interactive gaming market; (v) potential adverse reactions or changes to business or regulatory relationships resulting from the announcement or completion of the acquisition of theScore; (w) the ability of the Company or theScore to retain and hire key personnel; (x) the occurrence of any event, change or other circumstances that could give rise to the right of one or both of the Company and theScore to terminate the agreement between the companies; (y) the outcome of any legal proceedings that may be instituted against the Company, theScore or their respective directors, officers or employees; and (z) other factors as discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, subsequent Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, each as filed with the U.S. Securities and Exchange Commission. The Company does not intend to update publicly any forward-looking statements except as required by law.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
We are exposed to market risk from adverse changes in interest rates with respect to the short-term floating interest rate on borrowings under our Senior Secured Credit Facilities. As of June 30, 2021, the Company’s Senior Secured Credit Facilities had a gross outstanding balance of $1,595.9 million, consisting of a $610.4 million Term Loan A Facility, a $985.5 million Term Loan B-1 Facility. As of June 30, 2021, we have $672.2 million of available borrowing capacity under our Revolving Credit Facility.
The table below provides information as of June 30, 2021 about our long-term debt obligations that are sensitive to changes in interest rates, including the notional amounts maturing during the twelve month period presented and the related weighted-average interest rates by maturity dates.

(dollars in millions)	07/01/21 - 06/30/22	07/01/22 - 06/30/23	07/01/23 - 06/30/24	07/01/24 -06/30/25	07/01/25 - 06/30/26	Thereafter	Total	Fair Value
Fixed rate	$—	$—	$—	$—	$—	$400.0	$400.0	$415.0
Average interest rate						5.625%
Fixed rate	$—	$—	$—	$—	$—	$330.5	$330.5	$1,093.9
Average interest rate						2.75%
Variable rate	$73.2	$82.1	$488.9	$11.3	$940.4	$—	$1,595.9	$1,588.7
Average interest rate (1)	4.26%	4.53%	4.79%	4.15%	4.27%
(1)Estimated rate, reflective of forward LIBOR as of June 30, 2021 plus the spread over LIBOR applicable to variable-rate borrowing.

ITEM 4.CONTROLS AND PROCEDURES
The Company’s management, under the supervision and with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of June 30, 2021. Based on this evaluation, our principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2021 to ensure that information required to be disclosed by the Company in reports we file or submit under the Exchange Act is (i) recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the United States Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to the Company’s management, including the Company’s principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.
During the quarter ended June 30, 2021, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.    OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS
We are a party to a number of other pending legal proceedings. Management does not expect that the outcome of such proceedings, either individually or in the aggregate, will have a material effect on our financial position, results of operations or cash flows.

ITEM 1A.RISK FACTORS
The following are new or modified risk factors that should be read in conjunction with the risk factors disclosed under Part I, Item 1A. “Risk Factors” in the Company’s Form 10-K for the year ended December 31, 2020 and Part II, Item 1A. “Risk Factors” in the Company’s subsequent Form 10-Q filings.

Risks Related to the COVID-19 Pandemic

The COVID-19 pandemic has significantly impacted the global economy, including the gaming industry, and has had a material adverse effect on our business, financial condition, results of operations, and cash flows, and may continue to do so.

On March 11, 2020, the World Health Organization declared the COVID-19 outbreak to be a global pandemic. The COVID-19 pandemic has significantly impacted health and economic conditions throughout the United States. The global spread of the COVID-19 pandemic has been, and continues to be, complex and rapidly evolving, with governments, public institutions, and other organizations imposing or recommending, and businesses and individuals implementing, restrictions on various activities or other actions to combat its spread, such as restrictions and bans on travel or transportation, stay-at-home directives, social distancing and health and safety guidelines, limitations on the size of gatherings, closures of work facilities, schools, public buildings, and businesses, cancellation of events, including sporting events, concerts, conferences, and meetings, and quarantines and lock-downs. The COVID-19 pandemic and its consequences dramatically reduced travel and demand for casino gaming and related amenities. Many jurisdictions where our properties are located required mandatory closures or imposed capacity limitations, health and safety guidelines and other restrictions affecting our operations. The COVID-19 pandemic and these resulting developments caused significant disruptions to our ability to generate revenues, profitability, and cash flows and had a material adverse impact on our financial condition, results of operations, and cash flows. Such impact could worsen and last for an unknown period of time. In addition, these disruptions to us and the gaming industry in general as well as significant negative economic trends due to the COVID-19 pandemic may adversely affect our stock price.

As of June 30, 2021, all of our properties are open, and the majority of our properties are operating at full capacity while adhering to state mandated health and safety protocols. Though all of our properties are open, we may be required to again temporarily suspend operations at our properties if ordered by such governmental bodies. Our properties may again face restrictions on our operations, including hours of operations, capacity limitations, cleaning requirements, restrictions on the number of seats per table game, slot machine spacing, temperature checks, mask protection and social distancing requirements and food and beverage options, which impact our future operations and ability to generate the same level of revenues and cash flows compared to our current operation and compared to pre COVID-19 pandemic levels. Additionally, our operation may be affected by our ability to retain our workforce or hire new team members.

Our properties have large customer-facing footprints and large areas where customers can gather together for personal interaction. As such, some customers may choose for a period of time not to travel or visit our properties for health and safety concerns or due to overall changes in consumer behavior resulting from social distancing. Our vendors and other suppliers could also experience potential adverse effects of the pandemic that could impact our ability to operate to the same level as prior to the COVID-19 pandemic. Cancellations, delays or shortened sports seasons and sporting events due to the COVID-19 pandemic could also have an adverse impact on the revenues of our sports betting operations. If COVID-19 continues to spread significantly in its current form or as a more contagious variant of the virus, governmental agencies or officials may again order closures or impose restrictions on the number of people allowed in our properties or in proximity to each other. Any of these events could result in significant disruption to our operations and a drop in demand for our properties and could have a material adverse effect on us.

We could experience other potential adverse impacts as a result of the COVID-19 pandemic, including, but not limited to, charges from adjustments to the carrying amount of goodwill and other intangible assets, long-lived asset impairment charges, or impairments of investments in joint ventures.

The ultimate impact of the COVID-19 pandemic on our business, results of operations, financial condition and cash flows will depend on numerous evolving factors that we may not be able to accurately predict or assess, including the duration and scope of the pandemic (including how long the current resurgence may last, and whether there will be multiple resurgences in the future); the duration and impact on overall customer demand; the possibility that governmental bodies may again order temporary suspension of operation at our properties; our ability to again generate revenue and profits capable of supporting our ongoing operations; new information which may emerge concerning the severity of COVID-19 or variants of the virus, or the efficacy of, or adverse reactions to, vaccines; the negative impact it has on global and regional economies and economic activity; the ability of us and our business partners to successfully navigate the impacts of the pandemic; actions governments, businesses, and individuals continue to take in response to the pandemic, including limiting or banning travel and limiting or banning leisure, casino, and entertainment activities (including concerts, sports and similar events); and how quickly economies, travel activity, and demand for gaming, entertainment and leisure activities recovers after the pandemic subsides. The impact of the COVID-19 pandemic may also have the effect of exacerbating many of the other risks described in this Annual Report on Form 10-K. As a result of the foregoing, we cannot predict the ultimate scope, duration, and impact that the COVID-19 pandemic will have on our results of operations, but it could have a material impact on our business, financial condition, liquidity, results of operations (including revenues and profitability), and stock price.

ITEM 6. EXHIBITS

Exhibit
Number	Description of Exhibit

4.1**	Second Amended and Restated Articles of Incorporation of Penn National Gaming, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed June 21, 2021).

4.2**
Indenture, dated as of July 1, 2021, between Penn National Gaming, Inc. and Wells Fargo Bank, National Association as Trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed July 1, 2021).

4.3**	Form of Note for 4.125% Senior Notes due 2029 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed July 1, 2021).

10.1†**	Penn National Gaming, Inc, Amended and Restated 2018 Long Term Incentive Compensation Plan (incorporated by reference to Exhibit B to the Company’s definitive Proxy Statement filed April 23, 2021).

10.2†*	Restricted Stock Award Agreement by and between Jay Snowden and Penn National Gaming, Inc., dated as of April 12, 2021.

10.3†*	Restricted Stock Unit Award Agreement by and between Jay Snowden and Penn National Gaming, Inc., dated as of April 12, 2021.

31.1*	CEO Certification pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	CFO Certification pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	CEO Certification pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

32.2**	CFO Certification pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

Exhibit
Number	Description of Exhibit
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Inline XBRL File (included in Exhibit 101)

*	Filed herewith.
**	Furnished herewith.
†	Management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PENN NATIONAL GAMING, INC.
Dated:	August 5, 2021	By:	/s/ Christine LaBombard
Christine LaBombard
Senior Vice President and Chief Accounting Officer