Form 10-Q
period 2021-09-30
PENN NATIONAL GAMING INC
filed 2021-11-04
CIK 921738

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
As of October 29, 2021, the number of shares of the registrant’s common stock outstanding was 169,514,408.

PENN NATIONAL GAMING, INC. AND SUBSIDIARIES

PART I.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

PENN NATIONAL GAMING, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(in millions, except share and per share data)	September 30, 2021	December 31, 2020
Assets
Current assets
Cash and cash equivalents	$2,729.3	$1,853.8
Accounts receivable, net	154.1	96.4
Prepaid expenses	112.0	103.5
Other current assets	43.7	31.3
Total current assets	3,039.1	2,085.0
Property and equipment, net	4,570.1	4,529.3
Investment in and advances to unconsolidated affiliates	252.0	266.8
Goodwill	1,175.1	1,157.1
Other intangible assets, net	1,550.5	1,513.5
Lease right-of-use assets	4,827.8	4,817.7
Other assets	334.1	297.9
Total assets	$15,748.7	$14,667.3

Liabilities
Current liabilities
Accounts payable	$36.7	$33.2
Current maturities of long-term debt	95.1	81.4
Current portion of financing obligations	38.2	36.0
Current portion of lease liabilities	143.0	134.3
Accrued expenses and other current liabilities	764.7	575.1
Total current liabilities	1,077.7	860.0
Long-term debt, net of current maturities, debt discount and debt issuance costs	2,654.4	2,231.2
Long-term portion of financing obligations	4,067.8	4,096.4
Long-term portion of lease liabilities	4,599.9	4,578.2
Deferred income taxes	145.7	126.3
Other long-term liabilities	131.8	119.4
Total liabilities	12,677.3	12,011.5
Commitments and contingencies (Note 12)
Stockholders’ equity
Series B Preferred stock ($0.01 par value, 1,000,000 shares authorized, no shares issued and outstanding)	—	—
Series C Preferred stock ($0.01 par value, 18,500 shares authorized, no shares issued and outstanding)	—	—
Series D Preferred stock ($0.01 par value, 5,000 shares authorized, 969 and 883 shares issued, and 775 and 883 shares outstanding)	25.8	23.1
Common stock ($0.01 par value, 400,000,000 and 200,000,000 shares authorized, 159,202,151 and 157,868,227 shares issued, and 157,045,294 and 155,700,834 shares outstanding)	1.6	1.6
Treasury stock, at cost, (2,167,393 shares held in both periods)	(28.4)	(28.4)
Additional paid-in capital	3,204.4	3,167.2
Retained earnings (accumulated deficit)	(131.5)	(507.3)
Total Penn National stockholders’ equity	3,071.9	2,656.2
Non-controlling interest	(0.5)	(0.4)
Total stockholders’ equity	3,071.4	2,655.8
Total liabilities and stockholders’ equity	$15,748.7	$14,667.3
See accompanying notes to the Consolidated Financial Statements.

PENN NATIONAL GAMING, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	For the three months ended September 30,		For the nine months ended September 30,
(in millions, except per share data)	2021	2020	2021	2020
Revenues
Gaming	$1,256.2	$993.6	$3,643.7	$2,155.7
Food, beverage, hotel and other	255.6	136.1	688.8	395.6
Total revenues	1,511.8	1,129.7	4,332.5	2,551.3
Operating expenses
Gaming	652.4	458.1	1,801.1	1,101.0
Food, beverage, hotel and other	160.1	70.1	431.8	260.0
General and administrative	376.5	317.6	1,019.2	828.7
Depreciation and amortization	83.7	87.7	246.9	275.3
Impairment losses	—	—	—	616.1
Total operating expenses	1,272.7	933.5	3,499.0	3,081.1
Operating income (loss)	239.1	196.2	833.5	(529.8)
Other income (expenses)
Interest expense, net	(144.9)	(142.3)	(418.6)	(407.1)
Income from unconsolidated affiliates	9.1	5.0	27.8	7.4
Other	19.2	68.0	43.1	75.5
Total other expenses	(116.6)	(69.3)	(347.7)	(324.2)
Income (loss) before income taxes	122.5	126.9	485.8	(854.0)
Income tax benefit (expense)	(36.4)	14.3	(110.1)	172.2
Net income (loss)	86.1	141.2	375.7	(681.8)
Less: Net loss attributable to non-controlling interest	—	0.7	0.1	1.2
Net income (loss) attributable to Penn National	$86.1	$141.9	$375.8	$(680.6)

Comprehensive income (loss)	$86.1	$141.2	$375.7	$(681.8)
Less: Comprehensive loss attributable to non-controlling interest	—	0.7	0.1	1.2
Comprehensive income (loss) attributable to Penn National	$86.1	$141.9	$375.8	$(680.6)

Earnings (loss) per share:
Basic earnings (loss) per share	$0.55	$1.02	$2.40	$(5.36)
Diluted earnings (loss) per share	$0.52	$0.93	$2.24	$(5.36)

Weighted-average common shares outstanding—basic	156.1	138.2	155.9	126.9
Weighted-average common shares outstanding—diluted	172.7	155.5	172.7	126.9
See accompanying notes to the Consolidated Financial Statements.

PENN NATIONAL GAMING, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(UNAUDITED)

	Three Months Ended September 30, 2021 and 2020
	Preferred Stock		Common Stock		Treasury Stock	Addi- tional Paid-In Capital	Retained Earnings (Accum-ulated Deficit)	Total Penn National Stock-holders’ Equity	Non-Control- ling Interest	Total Stock- holders’ Equity
(in millions, except share data)	Shares	Amount	Shares	Amount
Balance as of July 1, 2021	775	$24.2	156,786,873	$1.6	$(28.4)	$3,178.5	$(217.6)	$2,958.3	$(0.5)	$2,957.8
Share-based compensation arrangements	—	—	17,318	—	—	8.5	—	8.5	—	8.5
Share issuance (Note 13)	43	3.0	198,103	—	—	15.8	—	18.8	—	18.8
Conversion of Preferred Stock (Note 13)	(43)	(1.4)	43,000	—	—	1.4	—	—	—	—
Net income	—	—	—	—	—	—	86.1	86.1	—	86.1
Other	—	—	—	—	—	0.2	—	0.2	—	0.2
Balance as of September 30, 2021	775	$25.8	157,045,294	$1.6	$(28.4)	$3,204.4	$(131.5)	$3,071.9	$(0.5)	$3,071.4

Balance as of July 1, 2020	883	$23.1	137,435,090	$1.4	$(28.4)	$2,170.4	$(660.3)	$1,506.2	$(1.3)	$1,504.9
Share-based compensation arrangements	—	—	1,718,828	—	—	28.3	—	28.3	—	28.3
Common Stock Offering (Note 13)	—	—	16,100,000	0.2	—	957.4	—	957.6	—	957.6
Net income (loss)	—	—	—	—	—	—	141.9	141.9	(0.7)	141.2
Other	—	—	—	—	—	(0.3)	—	(0.3)	—	(0.3)
Balance as of September 30, 2020	883	$23.1	155,253,918	$1.6	$(28.4)	$3,155.8	$(518.4)	$2,633.7	$(2.0)	$2,631.7

PENN NATIONAL GAMING, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(UNAUDITED)
CONTINUED

	Nine Months Ended September 30, 2021 and 2020
	Preferred Stock		Common Stock		Treasury Stock	Addi- tional Paid-In Capital	Retained Earnings (Accum- ulated Deficit)	Total Penn National Stock- holders’ Equity	Non-Control- ling Interest	Total Stock- holders’ Equity
(in millions, except share data)	Shares	Amount	Shares	Amount
Balance as of January 1, 2021	883	$23.1	155,700,834	$1.6	$(28.4)	$3,167.2	$(507.3)	$2,656.2	$(0.4)	$2,655.8
Share-based compensation arrangements	—	—	908,473	—	—	21.9	—	21.9	—	21.9
Share issuance (Note 13)	86	8.1	241,787	—	—	19.3	—	27.4	—	27.4
Preferred Stock Conversion (Note 13)	(194)	(5.4)	194,200	—	—	5.4	—	—	—	—
Net income (loss)	—	—	—	—	—	—	375.8	375.8	(0.1)	375.7
Other	—	—	—	—	—	(9.4)	—	(9.4)	—	(9.4)
Balance as of September 30, 2021	775	$25.8	157,045,294	$1.6	$(28.4)	$3,204.4	$(131.5)	$3,071.9	$(0.5)	$3,071.4

Balance as of January 1, 2020	—	$—	115,958,259	$1.2	$(28.4)	$1,718.3	$161.6	$1,852.7	$(0.8)	$1,851.9
Share-based compensation arrangements	—	—	4,028,992	—	—	61.0	—	61.0	—	61.0
Common stock offering (Note 13)	—	—	35,266,667	0.4	—	1,288.4	—	1,288.8	—	1,288.8
Convertible debt offering (Note 8)	—	—	—	—	—	88.2	—	88.2	—	88.2
Barstool Sports investment (Note 10)	883	23.1	—	—	—	—	—	23.1	—	23.1
Cumulative-effect adjustment upon adoption of ASU 2016-13	—	—	—	—	—	—	0.6	0.6	—	0.6
Net loss	—	—	—	—	—	—	(680.6)	(680.6)	(1.2)	(681.8)
Other	—	—	—	—	—	(0.1)	—	(0.1)	—	(0.1)
Balance as of September 30, 2020	883	$23.1	155,253,918	$1.6	$(28.4)	$3,155.8	$(518.4)	$2,633.7	$(2.0)	$2,631.7
See accompanying notes to the Consolidated Financial Statements.

PENN NATIONAL GAMING, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the nine months ended September 30,
(in millions)	2021	2020
Operating activities
Net income (loss)	$375.7	$(681.8)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	246.9	275.3
Amortization of debt discount and debt issuance costs	16.9	11.0
Noncash interest expense	12.1	—
Noncash operating lease expense	117.1	84.0
Change in fair value of contingent purchase price	1.9	(1.4)
Gain on acquisition of Sam Houston	(29.9)	—
Holding gain on equity securities	(8.7)	(75.6)
Change in fair value in puts/calls associated with our Barstool Sports investment	(0.6)	—
Loss (gain) on sale or disposal of property and equipment	0.1	(33.9)
Noncash rent and interest expense related to the utilization of rent credits	—	232.3
Income from unconsolidated affiliates	(27.8)	(7.4)
Return on investment from unconsolidated affiliates	23.9	17.3
Deferred income taxes	19.4	(124.0)
Stock-based compensation	21.9	11.7
Impairment losses	—	616.1
Changes in operating assets and liabilities, net of businesses acquired
Accounts receivable	(57.3)	(27.5)
Prepaid expenses and other current assets	(21.8)	14.4
Other assets	(2.1)	(3.4)
Accounts payable	(1.2)	22.3
Accrued expenses	131.6	3.6
Income taxes	11.1	(43.9)
Operating lease liabilities	(97.6)	(69.8)
Other current and long-term liabilities	47.4	1.5
Net cash provided by operating activities	779.0	220.8
Investing activities
Capital expenditures	(137.8)	(97.6)
Consideration paid for Barstool Sports investment	—	(135.0)
Consideration paid for acquisitions of businesses, net of cash acquired	(34.4)	(3.0)
Consideration paid for remaining interest of Sam Houston	(42.0)	—
Acquisition of equity securities	(26.0)	—
Consideration paid for gaming licenses and other intangible assets	(20.6)	—

	For the nine months ended September 30,
(in millions)	2021	2020
Other	(8.7)	(0.3)
Net cash used in investing activities	(269.5)	(235.9)
Financing activities
Proceeds from revolving credit facility	—	540.0
Repayments of revolving credit facility	—	(680.0)
Proceeds from issuance of long-term debt, net of discounts	400.0	322.2
Principal payments on long-term debt	(48.3)	(35.0)
Debt and equity issuance costs	(7.5)	(6.9)
Proceeds from other long-term obligations	72.5	—
Payments of other long-term obligations	(8.6)	(8.4)
Principal payments on financing obligations	(26.8)	(20.9)
Principal payments on finance leases	(6.1)	(2.7)
Proceeds from common stock offerings, net of discounts and fees	—	1,288.8
Proceeds from exercise of options	8.8	55.5
Proceeds from insurance financing	26.6	19.5
Payments on insurance financing	(25.6)	(19.6)
Other	(9.8)	(7.0)
Net cash provided by financing activities	375.2	1,445.5
Change in cash, cash equivalents, and restricted cash	884.7	1,430.4
Cash, cash equivalents and restricted cash at the beginning of the year	1,870.4	455.2
Cash, cash equivalents and restricted cash at the end of the period	$2,755.1	$1,885.6

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$2,729.3	$1,873.1
Restricted cash included in Other current assets	24.6	9.9
Restricted cash included in Other assets	1.2	2.6
Total cash, cash equivalents and restricted cash	$2,755.1	$1,885.6

Supplemental disclosure:
Cash paid for interest, net of amounts capitalized	$418.9	$256.6
Cash payments (refunds) related to income taxes, net	$75.6	$(6.0)

Non-cash investing and financing activities:
Rent credits received upon sale of Tropicana land and buildings	$—	$307.5
Commencement of operating leases	$31.6	$67.4
Commencement of finance leases	$102.9	$—
Accrued capital expenditures	$25.0	$(13.1)
See accompanying notes to the Consolidated Financial Statements.

PENN NATIONAL GAMING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1—Organization and Basis of Presentation
Organization: Penn National Gaming, Inc., together with its subsidiaries (“Penn National,” the “Company,” “we,” “our,” or “us”), is a leading, diversified, multi-jurisdictional owner and omni-channel provider of gaming and racing properties, online gaming, retail and online sports betting operations, and video gaming terminal (“VGT”) operations. Our wholly-owned interactive division, Penn Interactive Ventures, LLC (“Penn Interactive”), operates retail sports betting across the Company’s portfolio, as well as online sports betting, online social casino, and online casinos (“iGaming”). The Company holds a 36% (inclusive of 1% on a delayed basis) equity interest in Barstool Sports, Inc. (“Barstool Sports”), a leading digital sports, entertainment, lifestyle and media company, and entered into a strategic relationship with Barstool Sports, whereby Barstool Sports is exclusively promoting the Company's land-based and online casinos and sports betting products, including the Barstool Sportsbook and Casino mobile app, to its national audience. We launched the Barstool Sportsbook and Casino app in six additional states, bringing our total to ten live states, three of which offer online casino play. Our mychoice® customer loyalty program (the “mychoice program”) currently has over 24 million members, and rewards and recognizes such members for their loyalty to both retail and online gaming and sports betting products with dynamic offers, experiences, and service levels. The Company’s strategy continues to evolve from an owner and manager of gaming and racing properties into an omni-channel provider of retail and online gaming, sports betting entertainment, and sports content.

As of September 30, 2021, we owned, managed, or had ownership interests in 43 gaming and racing properties in 20 states. This includes the addition of Hollywood Casino York, located in York, Pennsylvania, which opened on August 12, 2021 and Hollywood Casino Perryville, located in Perryville, Maryland, acquired as of July 1, 2021.
In addition, we are licensed to offer live sports betting at our properties in ten states. The majority of the real estate assets (i.e., land and buildings) used in our operations are subject to triple net master leases, the most significant of which are the Penn Master Lease and the Pinnacle Master Lease (as such terms are defined in Note 9, “Leases,” and collectively referred to as the “Master Leases”), with Gaming and Leisure Properties, Inc. (Nasdaq: GLPI) (“GLPI”), a real estate investment trust (“REIT”).
Update on the Impact of the COVID-19 Pandemic: As of September 30, 2021, all of our properties have reopened, and the majority of our properties are operating at full capacity while adhering to state mandated health and safety protocols.
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

	Location	Real Estate Assets Lease or Ownership Structure
Northeast segment
Ameristar East Chicago	East Chicago, Indiana	Pinnacle Master Lease
Greektown Casino-Hotel	Detroit, Michigan	Greektown Lease
Hollywood Casino Bangor	Bangor, Maine	Penn Master Lease
Hollywood Casino at Charles Town Races	Charles Town, West Virginia	Penn Master Lease
Hollywood Casino Columbus	Columbus, Ohio	Penn Master Lease
Hollywood Casino Lawrenceburg	Lawrenceburg, Indiana	Penn Master Lease
Hollywood Casino at Penn National Race Course(1)	Grantville, Pennsylvania	Penn Master Lease
Hollywood Casino Perryville	Perryville, Maryland	Perryville Lease
Hollywood Casino Toledo	Toledo, Ohio	Penn Master Lease
Hollywood Casino York	York, Pennsylvania	Operating Lease (not with REIT Landlord)
Hollywood Gaming at Dayton Raceway	Dayton, Ohio	Penn Master Lease
Hollywood Gaming at Mahoning Valley Race Course	Youngstown, Ohio	Penn Master Lease
Marquee by Penn (2)	Pennsylvania	N/A
Hollywood Casino at Meadows Racetrack	Washington, Pennsylvania	Meadows Lease
Plainridge Park Casino	Plainville, Massachusetts	Pinnacle Master Lease

South segment
1st Jackpot Casino	Tunica, Mississippi	Penn Master Lease
Ameristar Vicksburg	Vicksburg, Mississippi	Pinnacle Master Lease
Boomtown Biloxi	Biloxi, Mississippi	Penn Master Lease
Boomtown Bossier City	Bossier City, Louisiana	Pinnacle Master Lease
Boomtown New Orleans	New Orleans, Louisiana	Pinnacle Master Lease
Hollywood Casino Gulf Coast	Bay St. Louis, Mississippi	Penn Master Lease
Hollywood Casino Tunica	Tunica, Mississippi	Penn Master Lease
L’Auberge Baton Rouge	Baton Rouge, Louisiana	Pinnacle Master Lease
L’Auberge Lake Charles	Lake Charles, Louisiana	Pinnacle Master Lease
Margaritaville Resort Casino	Bossier City, Louisiana	Margaritaville Lease

West segment
Ameristar Black Hawk	Black Hawk, Colorado	Pinnacle Master Lease
Cactus Petes and Horseshu	Jackpot, Nevada	Pinnacle Master Lease
M Resort	Henderson, Nevada	Penn Master Lease
Tropicana Las Vegas	Las Vegas, Nevada	Tropicana Lease
Zia Park Casino	Hobbs, New Mexico	Penn Master Lease

Midwest segment
Ameristar Council Bluffs	Council Bluffs, Iowa	Pinnacle Master Lease
Argosy Casino Alton (3)	Alton, Illinois	Penn Master Lease
Argosy Casino Riverside	Riverside, Missouri	Penn Master Lease
Hollywood Casino Aurora	Aurora, Illinois	Penn Master Lease
Hollywood Casino Joliet	Joliet, Illinois	Penn Master Lease
Hollywood Casino at Kansas Speedway (4)	Kansas City, Kansas	Owned - JV
Hollywood Casino St. Louis	Maryland Heights, Missouri	Penn Master Lease
Prairie State Gaming (2)	Illinois	N/A
River City Casino	St. Louis, Missouri	Pinnacle Master Lease
(1)Our Category 4 development Hollywood Casino Morgantown (subject to the Morgantown Lease) is included with Hollywood Casino at Penn National Race Course.
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
Complimentaries Associated with Gaming Contracts
Food, beverage, hotel, and other services furnished to patrons for free as an inducement to gamble or through the redemption of our customers’ loyalty points are recorded as food, beverage, hotel and other revenues, at their estimated standalone selling prices with an offset recorded as a reduction to gaming revenues. The cost of providing complimentary goods and services to patrons as an inducement to gamble as well as for the fulfillment of our loyalty point obligation is included in food, beverage, hotel and other expenses. Revenues recorded to food, beverage, hotel, and other and offset to gaming revenues were as follows:

	For the three months ended September 30,		For the nine months ended September 30,
(in millions)	2021	2020	2021	2020
Food and beverage	$46.1	$29.4	$126.3	$90.7
Hotel	35.7	21.9	92.8	58.6
Other	3.2	1.5	7.2	5.0
Total complimentaries associated with gaming contracts	$85.0	$52.8	$226.3	$154.3
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
Our mychoice program allows members to utilize their reward membership card to earn loyalty points that are redeemable for slot play and complimentaries, such as food and beverage at our restaurants, lodging at our hotels, and products offered at our retail stores across the vast majority of our properties. In addition, members of the mychoice program earn credit toward tier status, which entitles them to receive certain other benefits, such as gifts. The obligation associated with our mychoice program, which is included in “Accrued expenses and other current liabilities” within our unaudited Consolidated Balance Sheets, was $35.0 million and $35.8 million as of September 30, 2021 and December 31, 2020, respectively, and consisted principally of the obligation associated with the loyalty points. Our loyalty point obligations are generally settled within six months of issuance. Changes between the opening and closing balances primarily relate to the timing of our customers’ election to redeem loyalty points as well as the timing of when our customers receive their earned tier status benefits.
The Company’s advance payments on goods and services yet to be provided and for unpaid wagers primarily consist of the following: (i) deposits on rooms and convention space, (ii) money deposited on behalf of a customer in advance of their property visit (referred to as “safekeeping” or “front money”), (iii) money deposited in an online wallet not yet wagered or wagered and not yet withdrawn, (iv) outstanding tickets generated by slot machine play or pari-mutuel wagering, (v) outstanding chip liabilities, (vi) unclaimed jackpots, and (vii) gift cards redeemable at our properties. Unpaid wagers primarily relate to the Company’s obligation to settle outstanding slot tickets, pari-mutuel racing tickets, gaming chips with customers and future withdrawals from online wallets. Unpaid wagers generally represent obligations stemming from prior wagering events, of which revenue was previously recognized. The Company’s advance payments on goods and services yet to be provided and for unpaid wagers were $91.6 million and $47.1 million as of September 30, 2021 and December 31, 2020, respectively, of which none was classified as long-term as of September 30, 2021 as compared to $0.5 million as of December 31, 2020. The current portion and long-term portion of our advance payments on goods and services yet to be provided and for unpaid wagers are included in “Accrued expenses and other current liabilities” and “Other long-term liabilities” within our unaudited Consolidated Balance Sheets, respectively.
Penn Interactive enters into multi-year agreements with sports betting operators for online sports betting and related iGaming market access across our portfolio of properties, from which we received cash and equity securities, including ordinary shares and warrants, specific to two operator agreements. Deferred revenue associated with third-party sports betting operators for online sports betting and related iGaming market access, which is included in “Other long-term liabilities” within our unaudited Consolidated Balance Sheets, was $54.4 million and $52.7 million as of September 30, 2021 and December 31, 2020, respectively.

Gaming and Racing Taxes: We are subject to gaming and pari-mutuel taxes primarily based on gross gaming revenue and pari-mutuel revenue in the jurisdictions in which we operate. The Company primarily recognizes gaming and pari-mutuel tax expense based on the statutorily required percentage of revenue that is required to be paid to state and local jurisdictions in the states where or in which the wagering occurs, as well as taxes on revenues derived from arrangements which allow for third party partners to operate online casinos and online sportsbooks under our gaming licenses. For the three and nine months ended September 30, 2021, these expenses, which were recorded in “Gaming” expense or “Food, beverage, hotel and other” expenses within the unaudited Consolidated Statements of Operations and Comprehensive Income (Loss) as applicable, were $505.8 million and $1.4 billion respectively, as compared to $349.2 million and $783.1 million for the three and nine months ended September 30, 2020, respectively.
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
Holders of the Company’s Series D Preferred Stock (as defined in Note 10, “Investments in and Advances to Unconsolidated Affiliates”) are entitled to participate equally and ratably in all dividends and distributions paid to holders of the Company's common stock ("Penn Common Stock") irrespective of any vesting requirement. Accordingly, the Series D Preferred Stock shares are considered a participating security and the Company is required to apply the two-class method to consider the impact of the preferred shares on the calculation of basic and diluted EPS. The holders of the Company’s Series D Preferred Stock are not obligated to absorb losses; therefore, in reporting periods where the Company is in a net loss position, it does not apply the two-class method. In reporting periods where the Company is in a net income position, the two-class method is applied by allocating all earnings during the period to common shares and preferred shares. See Note 14, “Earnings (Loss) per Share,” for more information.

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

The Company recorded a receivable relating to our estimate of repairs and maintenance costs which have been incurred and property and equipment which have been written off, and for which we deem the recovery of such costs and property and equipment from our insurers to be probable. The insurance recovery receivable is included in “Accounts Receivable, net” within the unaudited Consolidated Balance Sheets. As we deem it probable that the proceeds to be recovered from our insurers exceeds the total of our insurance recovery recorded and our insurers’ deductible and coinsurance, we did not record any loss associated with the impact of this natural disaster. Timing differences are likely to exist between the recognition of (i) impairment losses and capital expenditures made to repair or restore the assets and (ii) the receipt of insurance proceeds within the unaudited Consolidated Financial Statements.
The amount of the receivable was $28.6 million and $23.0 million, as of September 30, 2021 and December 31, 2020, respectively. No proceeds were received from our insurers during the nine months ended September 30, 2021. For the three and nine months ended September 30, 2021, we identified an additional $0.3 million and $5.6 million of costs related to our policy claim, respectively. We continue to be in the process of quantifying the claim amount under the policies to be submitted to our insurers.
We will record proceeds in excess of the recognized losses and lost profits under our business interruption insurance as a gain contingency in accordance with ASC 450, “Contingencies,” which we expect to recognize at the time of final settlement or when nonrefundable cash advances are made in a period subsequent to September 30, 2021.
The following table summarizes the financial impact of Hurricane Laura related matters:

(in millions)	September 30, 2021	December 31, 2020
Insurance proceeds	$47.5	$47.5
Deductible	$15.0	$15.0
Coinsurance	$2.5	$2.5
Clean-up, restoration, and other costs	$52.7	$47.1
Fixed asset write-off	$23.2	$23.2
Inventory write-off	$0.2	$0.2
Insurance receivable	$28.6	$23.0

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

	For the three months ended September 30, 2021
(in millions)	Northeast	South	West	Midwest	Other	Intersegment Eliminations (1)	Total
Revenues:
Gaming	$616.2	$253.0	$96.7	$259.3	$31.0	$—	$1,256.2
Food and beverage	28.0	28.7	19.5	11.0	0.4	—	87.6
Hotel	8.2	26.8	23.9	8.8	—	—	67.7
Other	20.0	9.7	5.6	6.6	65.1	(6.7)	100.3
Total revenues	$672.4	$318.2	$145.7	$285.7	$96.5	$(6.7)	$1,511.8

	For the three months ended September 30, 2020
(in millions)	Northeast	South	West	Midwest	Other	Intersegment Eliminations (1)	Total
Revenues:
Gaming	$508.0	$208.0	$54.0	$212.7	$11.0	$(0.1)	$993.6
Food and beverage	15.8	19.8	9.9	6.6	0.1	—	52.2
Hotel	4.0	20.6	9.0	5.1	—	—	38.7
Other	17.3	7.2	5.8	4.7	12.6	(2.4)	45.2
Total revenues	$545.1	$255.6	$78.7	$229.1	$23.7	$(2.5)	$1,129.7

	For the nine months ended September 30, 2021
(in millions)	Northeast	South	West	Midwest	Other	Intersegment Eliminations (1)	Total
Revenues:
Gaming	$1,745.7	$802.8	$262.5	$748.3	$84.4	$—	$3,643.7
Food and beverage	73.0	81.2	49.6	27.7	0.7	—	232.2
Hotel	20.7	70.5	56.3	21.7	—	—	169.2
Other	56.4	27.8	14.3	17.5	197.0	(25.6)	287.4
Total revenues	$1,895.8	$982.3	$382.7	$815.2	$282.1	$(25.6)	$4,332.5

	For the nine months ended September 30, 2020
(in millions)	Northeast	South	West	Midwest	Other	Intersegment Eliminations (1)	Total
Revenues:
Gaming	$1,060.8	$480.3	$138.7	$442.4	$33.7	$(0.2)	$2,155.7
Food and beverage	51.9	57.1	35.6	25.4	0.4	—	170.4
Hotel	13.0	45.2	36.3	13.9	—	—	108.4
Other	42.8	17.8	12.4	11.5	37.5	(5.2)	116.8
Total revenues	$1,168.5	$600.4	$223.0	$493.2	$71.6	$(5.4)	$2,551.3
(1)     Primarily represents the elimination of intersegment revenues associated with our internally-branded retail sportsbooks, which are operated by Penn Interactive.

Note 6—Acquisitions and Dispositions
Tropicana Las Vegas
On April 16, 2020, we sold the real estate assets associated with our Tropicana Las Vegas Hotel and Casino, Inc. (“Tropicana”) property to GLPI in exchange for rent credits of $307.5 million, and utilized the rent credits to pay rent under our existing Master Leases and the Meadows Lease, (as defined and discussed in Note 9, “Leases”), beginning in May 2020. Contemporaneous with the sale, the Company entered into the Tropicana Lease, (as defined and discussed in Note 9, “Leases”). Pursuant to the purchase agreement, GLPI would conduct a sale process with respect to both the real estate assets and the operations of Tropicana for up to 24 months (the “Sale Period”), with the Company receiving (i) 75% of the proceeds above $307.5 million plus certain taxes, expenses and costs if an agreement for such sale is signed in the first 12 months of the Sale Period or (ii) 50% of the proceeds above $307.5 million plus certain taxes, expenses and costs if an agreement for such sale is signed in the remainder of the Sale Period.

On April 13, 2021, GLPI announced that it entered into a binding term sheet with Bally’s Corporation (“Bally’s”) whereby Bally’s plans to acquire both GLPI’s non-land real estate assets and Penn’s outstanding equity interests in Tropicana, which has the gaming license and operates the Tropicana, for an aggregate cash acquisition price of $150.0 million. GLPI will retain ownership of the land and will concurrently enter into a 50-year ground lease with initial annual rent of $10.5 million. This transaction is expected to close within the first half of 2022, subject to Penn, GLPI, and Bally’s entering into definitive agreements and obtaining regulatory approval.

HitPoint Inc. and LuckyPoint Inc.
On May 11, 2021, we acquired 100% of the outstanding equity of HitPoint Inc. and Lucky Point Inc. (collectively, “Hitpoint”). The purchase price totaled $12.7 million, consisting of $6.2 million in cash, $3.5 million of the Company’s common equity, and a $3.0 million contingent liability. The contingent liability is payable in annual installments over three years, through a combination of cash and the Company’s common equity, and is based on achievement of certain performance factors. The preliminary purchase price allocation resulted in a recognition of $8.8 million of goodwill, $4.0 million in developed technology which is included in “Other intangible assets, net” within the unaudited Consolidated Balance Sheets, along with other miscellaneous operating assets and liabilities. The developed technology is an amortizing intangible asset with an assigned useful life of five years, and was valued using the multi-period excess earnings method, a variation of the income approach, which is supported by observable market data for peer companies.

Hollywood Casino Perryville

On July 1, 2021, we completed the previously announced acquisition of the operations of Hollywood Casino Perryville (“Perryville”), from GLPI for a purchase price of $39.4 million, including working capital adjustments. The preliminary purchase price allocation resulted in the recognition of a $12.7 million gaming license asset and a $1.0 million customer relationship asset, both of which are included in “Other intangible assets, net” within our unaudited Consolidated Balance Sheets, $9.2 million of goodwill, $8.2 million of tangible long-term assets, comprised primarily of property and equipment, and $8.3 million of various operating assets and liabilities. Simultaneous with the closing, we entered into a lease with GLPI for the real estate assets associated with Hollywood Casino Perryville for initial annual rent of $7.8 million per year subject to escalation.

The gaming license is an indefinite-lived intangible asset, and the customer relationships is an amortizing intangible asset with a useful life of two years. The Company valued (i) the gaming license using the Greenfield Method, a form of the income approach; (ii) the customer relationships using the “with and without” method, a form of the income approach, and (iii) the property and equipment and other various operating assets and liabilities primarily utilizing the cost approach. All valuation methods of the income approach are supported by observable market data for peer casino operator companies.

Sam Houston Race Park and Valley Race Park

On August 1, 2021, we completed the previously announced acquisition of the remaining 50% ownership interest in the Sam Houston Race Park in Houston, Texas, the Valley Race Park in Harlingen, Texas, and a license to operate a racetrack in Austin, Texas (collectively, “Sam Houston”), from PM Texas Holdings, LLC for a purchase price of $57.8 million, comprised of $42.0 million in cash and $15.8 million of the Company's common equity, which was preliminarily allocated to property and equipment. In conjunction with the acquisition, we recorded a gain of $29.9 million on our equity method investment, which is included in “Other” within our unaudited Consolidated Statements of Operations and Comprehensive Income (Loss). The property and equipment assets were valued using a combination of the market and cost approaches.

Score Media and Gaming Inc.

On October 19, 2021, we completed the previously announced 100% acquisition of the Score Media and Gaming Inc., a British Columbia corporation (“theScore”) for a purchase price of approximately $1.9 billion. Under the terms of the agreement, 1317774 B.C. Ltd. (the “Purchaser”), an indirectly wholly owned subsidiary of Penn National, acquired each of the issued and outstanding theScore shares (other than those held by Penn National and its subsidiaries) for US$17.00 per share in cash consideration, totaling $0.9 billion, and either 0.2398 of a share of common stock, par value $0.01 of Penn Common Stock or, if validly elected, 0.2398 of an exchangeable share in the capital of the Purchaser (each whole share, an “Exchangeable Share”), totaling 12,319,340 shares of Penn Common Stock and 697,539 Exchangeable Shares, or approximately $1.0 billion. Each Exchangeable Share will be exchangeable into one share of Penn Common Stock at the option of the holder, subject to certain adjustments. In addition, Purchaser may redeem all outstanding Exchangeable Shares in exchange for shares of Penn Common Stock at any time following the fifth anniversary of the closing, or earlier under certain circumstances. Due to the timing of the acquisition and its proximity to the date of this report, the preliminary purchase price allocation has not been completed as the Company is currently in the process of determining the purchase price allocation to tangible and identifiable intangible assets acquired and liabilities assumed. The acquisition provides us with the technology, resources and audience reach to accelerate our media and sports betting strategy across North America.

Pro Forma Financial Information

Pro forma results of operations for the acquisitions of Hitpoint, Perryville, Sam Houston and theScore have not been presented as they are not material to the consolidated results of operations.

Note 7—Goodwill and Other Intangible Assets
A reconciliation of goodwill and accumulated goodwill impairment losses, by reportable segment, is as follows:

(in millions)	Northeast	South	West	Midwest	Other	Total
Balance as of December 31, 2020
Goodwill, gross	$914.3	$236.6	$216.8	$1,116.7	$155.5	$2,639.9
Accumulated goodwill impairment losses	(761.4)	(61.0)	(16.6)	(556.1)	(87.7)	(1,482.8)
Goodwill, net	$152.9	$175.6	$200.2	$560.6	$67.8	$1,157.1

Goodwill acquired during the period	$9.2	$—	$—	$—	$8.8	$18.0

Balance as of September 30, 2021
Goodwill, gross	$923.5	$236.6	$216.8	$1,116.7	$164.3	$2,657.9
Accumulated goodwill impairment losses	(761.4)	(61.0)	(16.6)	(556.1)	(87.7)	(1,482.8)
Goodwill, net	$162.1	$175.6	$200.2	$560.6	$76.6	$1,175.1
There were no impairment charges recorded to goodwill during the three and nine months ended September 30, 2021.
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
No further impairments were recorded for the remainder of the nine months ended September 30, 2020.

The table below presents the gross carrying amount, accumulated amortization and net carrying amount of each major class of other intangible assets:

	September 30, 2021			December 31, 2020
(in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Indefinite-lived intangible assets
Gaming licenses	$1,283.2	$—	$1,283.2	$1,246.1	$—	$1,246.1
Trademarks	240.9	—	240.9	240.9	—	240.9
Other	0.7	—	0.7	0.7	—	0.7
Amortizing intangible assets
Customer relationships	107.1	(88.6)	18.5	106.9	(85.2)	21.7
Other	44.3	(37.1)	7.2	39.6	(35.5)	4.1
Total other intangible assets	$1,676.2	$(125.7)	$1,550.5	$1,634.2	$(120.7)	$1,513.5

There were no impairment charges recorded to other intangible assets, net for the three and nine months ended September 30, 2021.
Amortization expense related to our amortizing intangible assets was $2.0 million and $6.7 million for the three and nine months ended September 30, 2021, respectively, as compared to $5.9 million and $18.2 million for the three and nine months ended September 30, 2020, respectively. The following table presents the estimated amortization expense based on our amortizing intangible assets as of September 30, 2021 (in millions):

Years ending December 31,
2021 (excluding the nine months ended September 30, 2021)	$2.5
2022	7.6
2023	5.3
2024	4.5
2025	3.8
Thereafter	2.0
Total	$25.7

Note 8—Long-term Debt
The table below presents long-term debt, net of current maturities, debt discounts and issuance costs:

(in millions)	September 30, 2021	December 31, 2020
Senior Secured Credit Facilities:
Revolving Credit Facility due 2023	$—	$—
Term Loan A Facility due 2023	597.1	636.9
Term Loan B-1 Facility due 2025	982.7	991.2
5.625% Notes due 2027	400.0	400.0
4.125% Notes due 2029	400.0	—
2.75% Convertible Notes due 2026	330.5	330.5
Other long-term obligations	148.8	73.0
	2,859.1	2,431.6
Less: Current maturities of long-term debt	(95.1)	(81.4)
Less: Debt discount	(76.5)	(86.2)
Less: Debt issuance costs	(33.1)	(32.8)
	$2,654.4	$2,231.2
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

On October 15, 2018, in connection with the acquisition of Pinnacle Entertainment, Inc., we entered into an incremental joinder agreement (the “Incremental Joinder”), which amended the Credit Agreement (the “Amended Credit Agreement”). The Incremental Joinder provided for an additional $430.2 million of incremental loans having the same terms as the existing Term Loan A Facility, with the exception of extending the maturity date, and an additional $1.1 billion of loans as a new tranche having new terms (the “Term Loan B-1 Facility”). With the exception of extending the maturity date, the Incremental Joinder did not impact the Revolving Credit Facility.

On April 14, 2020, the Company entered into a second amendment to its Credit Agreement with its various lenders (the “Second Amendment”) to provide for certain modifications to required financial covenants and interest rates during, and subsequent to, a covenant relief period, which concluded on May 7, 2021 (the “Covenant Relief Period”).
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
In addition, upon conclusion of the Covenant Relief Period, loans under the Senior Secured Credit Facilities bear interest at either a base rate or an adjusted LIBOR rate, plus an applicable margin. The applicable margins for the Revolving Credit Facility and Term Loan A Facility range from 1.25% to 3.00% per annum for LIBOR loans and 0.25% to 2.00% per annum for base rate loans, in each case depending on the Consolidated Total Net Leverage Ratio (as defined in the Amended Credit Agreement) as of the most recent fiscal quarter. The Term Loan B-1 Facility continues to bear interest at 2.25% per annum for LIBOR loans and 1.25% per annum for base rate loans. All loans under the Senior Secured Credit Facilities are subject to a LIBOR “floor” of 0.75%. In addition, a commitment fee is paid on the unused portion of the commitments under the Revolving Credit Facility at a rate that ranges from 0.20% to 0.50% per annum, depending on the Consolidated Total Net Leverage Ratio as of the most recent fiscal quarter.

The payment and performance of obligations under the Senior Secured Credit Facilities are guaranteed by a lien on and security interest in substantially all of the assets (other than excluded property such as gaming licenses) of the Company.
As of September 30, 2021, and December 31, 2020, the Company had conditional obligations under letters of credit issued pursuant to the Senior Secured Credit Facilities with face amounts aggregating to $26.4 million and $28.2 million, respectively, resulting in $673.6 million and $671.8 million, respectively, of available borrowing capacity under the Revolving Credit Facility.
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
The Convertible Notes are convertible into shares of the Company’s common stock at an initial conversion price of $23.40 per share, or 42.7350 shares, per $1,000 principal amount of notes, subject to adjustment if certain corporate events occur. However, in no event will the conversion exceed 55.5555 shares of common stock per $1,000 principal amount of notes. As of September 30, 2021, the maximum number of shares that could be issued to satisfy the conversion feature of the Convertible Notes is 18,360,815 and the amount by which the Convertible Notes if-converted value exceeded its principal amount was $999.9 million.
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

As of September 30, 2021 and December 31, 2020, no Convertible Notes have been converted into the Company's common stock.

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

The Convertible Notes consisted of the following components:

(in millions)	September 30, 2021	December 31, 2020
Liability component:
Principal	$330.5	$330.5
Unamortized debt discount	(75.0)	(84.4)
Unamortized debt issuance costs	(5.5)	(6.2)
Net carrying amount	$250.0	$239.9

Carrying amount of equity component	$88.2	$88.2

Interest expense, net
The table below presents interest expense, net:

	For the three months ended September 30,		For the nine months ended September 30,
(in millions)	2021	2020	2021	2020
Interest expense	$(146.1)	$(143.3)	$(421.8)	$(409.4)
Interest income	0.3	0.3	0.7	0.7
Capitalized interest	0.9	0.7	2.5	1.6
Interest expense, net	$(144.9)	$(142.3)	$(418.6)	$(407.1)
The table below presents interest expense related to the Convertible Notes:

	For the three months ended September 30,		For the nine months ended September 30,
(in millions)	2021	2020	2021	2020
Coupon interest	$2.3	$2.3	$6.8	$3.5
Amortization of debt discount	3.2	2.9	9.4	4.3
Amortization of debt issuance costs	0.2	0.2	0.7	0.3
Convertible Notes interest expense	$5.7	$5.4	$16.9	$8.1
The debt discount and the debt issuance costs attributable to the liability component are being amortized to interest expense over the term of the Convertible Notes at an effective interest rate of 9.23%. The remaining term of the Convertible Notes was 4.6 years as of September 30, 2021.
Covenants
Our Senior Secured Credit Facilities, 5.625% Notes and 4.125% Notes, require us, among other obligations, to maintain specified financial ratios and to satisfy certain financial tests. In addition, our Senior Secured Credit Facilities, 5.625% Notes and 4.125% notes, restrict, among other things, our ability to incur additional indebtedness, incur guarantee obligations, amend debt instruments, pay dividends, create liens on assets, make investments, engage in mergers or consolidations, and otherwise restrict corporate activities. Our debt agreements also contain customary events of default, including cross-default provisions that require us to meet certain requirements under the Penn Master Lease and the Pinnacle Master Lease (both of which are defined in Note 9, “Leases”) , each with GLPI. If we are unable to meet our financial covenants or in the event of a cross-default, it could trigger an acceleration of payment terms.
As of September 30, 2021, the Company was in compliance with all required financial covenants. The Company believes that it will remain in compliance with all of its required financial covenants for at least the next twelve months following the date of filing this Quarterly Report on Form 10-Q with the SEC.
Other Long-Term Obligations
Other Long-term Obligation
In February 2021, we entered into a financing arrangement providing the Company with upfront cash proceeds while permitting us to participate in future proceeds on certain claims. The financing obligation has been classified as a non-current liability, which is expected to be settled in a future period of which the principal is contingent and predicated on other events. Consistent with an obligor’s accounting under a debt instrument, period interest will be accreted using an effective interest rate of 27.0% and until such time that the claims and related obligation is settled. The amount included in interest expense related to this obligation was $6.9 million and $12.1 million for the three and nine months ended September 30, 2021, respectively.
Ohio Relocation Fees
Other long-term obligations included $52.8 million and $60.9 million as of September 30, 2021 and December 31, 2020, related to the relocation fees for Hollywood Gaming at Dayton Raceway (“Dayton”) and Hollywood Gaming at Mahoning Valley Race Course (“Mahoning Valley”), which opened in August 2014 and September 2014, respectively. The relocation fee for each facility is payable as follows: $7.5 million upon the opening of the facilities and eighteen semi-annual payments of $4.8 million beginning one year after the commencement of operations. This obligation is accreted to interest expense at an effective yield of 5.0%.

Event Center

As of September 30, 2021 and December 31, 2020, other long-term obligations included $11.4 million and $12.0 million, respectively, related to the repayment obligation of a hotel and event center located less than a mile away from Hollywood Casino Lawrenceburg, which was constructed by the City of Lawrenceburg Department of Redevelopment. Effective in January 2015, by contractual agreement, we assumed a repayment obligation for the hotel and event center in the amount of $15.3 million, which was financed through a loan with the City of Lawrenceburg Department of Redevelopment, in exchange for conveyance of the property. Beginning in January 2016, the Company was obligated to make annual payments on the loan of $1.0 million for 20 years. This obligation is accreted to interest expense at its effective yield of 3.0%.

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
As a result of the annual escalator effective November 1, 2021, for the lease year ended October 31, 2021, the fixed component of rent increased by $5.6 million. The next Penn Percentage Rent reset is scheduled to occur on November 1, 2023.
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

Perryville Lease
In conjunction with the acquisition of the operations of Hollywood Casino Perryville on July 1, 2021, the Company entered into a triple net lease with GLPI for the real estate assets associated with the property (“Perryville Lease”) for initial annual rent of $7.8 million per year subject to escalation, as discussed in Note 6 “Acquisitions and Dispositions.”
The initial term of the Perryville Lease is twenty years with three subsequent, five-year renewal periods, exercisable at the Company’s option. The building portion of the annual rent is subject to a fixed annual escalation of 1.50% in each of the following three years, with subsequent annual escalations of either (i) 1.25%, if the consumer price index increase is greater than 0.50%, or (ii) zero, if the consumer price index increase is less than 0.50%. We determined the transaction to be a finance lease arrangement and upon execution of the Perryville Lease, recorded a $102.9 million ROU asset and a corresponding lease liability. The interest portion of lease payments is included in “Interest expense, net” and the depreciation of the ROU asset is included in “Depreciation and amortization”, both within our unaudited Consolidated Statements of Operations and Comprehensive Income (Loss).

Operating Leases
In addition to the operating lease components contained within the Master Leases (primarily land), the Company’s operating leases consist mainly of (i) individual triple net leases with GLPI for the real estate assets used in the operations of Tropicana Las Vegas Hotel and Casino (the “Tropicana Lease”) and Hollywood Casino at Meadows Racetrack (the “Meadows Lease”), (ii) individual triple net leases with VICI Properties Inc. ("VICI") for the real estate assets used in the operations of Margaritaville Resort Casino (the “Margaritaville Lease”) and Greektown Casino-Hotel (the “Greektown Lease” and collectively with the Master Leases operating lease components (primarily the land), the Meadows Lease, the Margaritaville

Lease and the Tropicana Lease, the “Triple Net Operating Leases”), (iii) ground and levee leases to landlords which were not assumed by our REIT Landlords and remain an obligation of the Company, and (iv) building and equipment not subject to the Master Leases. Certain of our lease agreements include rental payments based on a percentage of sales over specified contractual amounts, rental payments adjusted periodically for inflation, and rental payments based on usage. The Company’s leases include options to extend the lease terms. The Company’s operating lease agreements do not contain any material residual value guarantees or material restrictive covenants.

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
The following is a maturity analysis of our operating leases, finance leases and financing obligations as of September 30, 2021:

(in millions)	Operating Leases	Finance Leases	Financing Obligations
Year ended December 31,
2021 (excluding the nine months ended September 30, 2021)	$104.9	$7.4	$92.6
2022	414.9	29.4	370.3
2023	402.9	28.7	370.4
2024	385.3	24.7	370.4
2025	382.5	24.7	370.5
Thereafter	7,824.5	512.3	9,095.3
Total lease payments	9,515.0	627.2	10,669.5
Less: Imputed interest	(5,088.3)	(311.0)	(6,563.5)
Present value of future lease payments	4,426.7	316.2	4,106.0
Less: Current portion of lease obligations	(133.5)	(9.5)	(38.2)
Long-term portion of lease obligations	$4,293.2	$306.7	$4,067.8
Total payments made under the Triple Net Leases were as follows:

	For the three months ended September 30,		For the nine months ended September 30,
(in millions)	2021	2020	2021	2020
Penn Master Lease (1)	$118.4	$120.3	$357.1	$343.4
Pinnacle Master Lease (1)	82.4	81.3	245.8	245.6
Perryville Lease	1.9	—	1.9	—
Meadows Lease (1)	6.2	6.7	18.6	20.2
Margaritaville Lease	5.9	5.9	17.6	17.6
Greektown Lease	12.9	13.9	40.3	41.7
Morgantown Lease	0.8	—	2.3	—
Total (2)	$228.5	$228.1	$683.6	$668.5
(1)During the three and nine months ended September 30, 2020, we utilized rent credits to pay $83.0 million, $54.2 million, and $4.5 million, and $155.1 million, $108.4 million, and $9.0 million of rent under the Penn Master Lease, Pinnacle Master Lease and Meadows Lease, respectively.
(2)Rent payable under the Tropicana Lease is nominal. Therefore, it has been excluded from the table above.

The components of lease expense were as follows:

	Location on unaudited Consolidated Statements of Operations and Comprehensive Income (Loss)	For the three months ended September 30,		For the nine months ended September 30,
(in millions)		2021	2020	2021	2020
Operating Lease Costs
Rent expense associated with triple net operating leases (1)	General and administrative	$116.0	$109.0	$342.9	$310.3
Operating lease cost (2)	Primarily General and administrative	4.1	3.9	11.9	11.9
Short-term lease cost	Primarily Gaming expense	17.0	10.3	45.8	26.5
Variable lease cost (2)	Primarily Gaming expense	1.3	0.8	3.4	1.8
Total		$138.4	$124.0	$404.0	$350.5

Finance Lease Costs
Interest on lease liabilities (3)	Interest expense, net	$4.7	$3.8	$12.1	$11.5
Amortization of ROU assets (3)	Depreciation and amortization	3.3	2.0	7.3	6.0
Total		$8.0	$5.8	$19.4	$17.5

Financing Obligation Costs
Interest on financing obligations (4)	Interest expense, net	$104.5	$103.7	$312.4	$300.2
(1)Pertains to the Triple Net Operating Leases, inclusive of the variable expense associated with Columbus and Toledo for the operating lease components (the land), which was $5.0 million and $14.3 million for the three and nine months ended September 30, 2021, respectively; and $4.8 million and $9.5 million for the three and nine months ended September 30, 2020 respectively, pertaining to Columbus.
(2)Excludes the operating lease costs and variable lease costs pertaining to our triple net leases with our REIT landlords classified as operating leases, discussed in footnote (1) above.
(3)Primarily pertains to the Dayton and Mahoning Valley finance leases and the Perryville Lease (effective July 1, 2021).
(4)Pertains to the components contained within the Master Leases (primarily buildings) and Morgantown Lease determined to be financing obligations, inclusive of the variable expense associated with Columbus and Toledo for the finance lease components (the buildings), which was $4.6 million and $13.1 million for the three and nine months ended September 30, 2021, respectively; and $5.0 million and $10.6 million for the three and nine months ended September 30, 2020, respectively, pertaining to Columbus.

Note 10—Investments in and Advances to Unconsolidated Affiliates
As of September 30, 2021, investments in and advances to unconsolidated affiliates primarily consisted of the Company’s 36% interest in Barstool Sports; its 50% investment in Kansas Entertainment, the JV with NASCAR that owns Hollywood Casino at Kansas Speedway; and its 50% interest in Freehold Raceway. During the third quarter, the Company purchased the remaining 50% ownership interest of Sam Houston. See Note 6, “Acquisitions and Dispositions” for further information.

Investment in Barstool Sports
In February 2020, we closed on our investment in Barstool Sports pursuant to a stock purchase agreement with Barstool Sports and certain stockholders of Barstool Sports, in which we purchased 36% (inclusive of 1% on a delayed basis) of the common stock, par value $0.0001 per share, of Barstool Sports for a purchase price of $161.2 million. The purchase price consisted of $135.0 million in cash and $23.1 million in shares of a new class of non-voting convertible preferred stock of the Company (as discussed below). Within three years after the closing of the transaction or earlier at our election, we will increase our ownership in Barstool Sports to approximately 50% by purchasing approximately $62.0 million worth of additional shares of Barstool Sports common stock, consistent with the implied valuation at the time of the initial investment, which was $450.0 million. With respect to the remaining Barstool Sports shares, we have immediately exercisable call rights, and the existing Barstool Sports stockholders have put rights exercisable beginning three years after closing, all based on a fair market value calculation at the time of exercise (originally subject to a cap of $650.0 million and, subject to such cap, a floor of 2.25 times the annualized revenue of Barstool Sports, all subject to various adjustments).
On October 1, 2021, the terms of the February 2020 stock purchase agreement were amended to (i) set a definitive purchase price of $325.0 million on the second 50% of Barstool Sports common stock, which eliminates the floor of 2.25 times the annual revenue of Barstool Sports and (ii) fix a number of Penn common shares to be delivered to existing February 2020 employee holders of Barstool Sports common stock, to the extent Penn’s stock price exceeds a specified value defined in the amended stock purchase agreement and Penn elects to settle using a combination of cash and equity. Consistent with the February 2020 stock purchase agreement: (i) the Barstool Sports common stock remains subject to our immediately exercisable call rights and the existing Barstool Sports stockholders put rights beginning in February 2023, (ii) the requirement to increase our ownership in Barstool Sports to approximately 50% by purchasing approximately $62.0 million worth of additional shares in Barstool Sports common stock remains consistent with the implied valuation at the time of the initial investment, which was $450.0 million, and (iii), we may settle the call and put options, at our sole election, using either cash or a combination of cash and equity.

On February 20, 2020, the Company issued 883 shares of Series D Preferred Stock, par value $0.01 (the “Series D Preferred Stock”) to certain individual stockholders affiliated with Barstool Sports. 1/1,000th of a share of Series D Preferred Stock is convertible into one share of Penn Common Stock. The Series D Preferred stockholders are entitled to participate equally and ratably in all dividends and distributions paid to holders of Penn Common Stock based on the number of shares of Penn Common Stock into which such Series D Preferred Stock could convert. Series D Preferred Stock is nonvoting stock. The Series D Preferred Stock issued to certain individual stockholders affiliated with Barstool Sports will be available for conversion into Penn Common Stock in tranches over four years as stipulated in the stock purchase agreement, with the first 20% tranche having been available for conversion into Penn Common Stock in the first quarter of 2021. As of September 30, 2021, 26 shares of the Series D Preferred Stock can be converted into Penn Common Stock.

During the first quarter, the Company acquired 0.3%, and subsequently acquired an additional 0.3% during the third quarter, of Barstool Sports common stock, par value $0.0001 per share, which represents a partial settlement of the 1% purchase on a delayed basis as noted above. The acquisition of the acquired Barstool Sports common stock was settled through a predetermined number of Series D Preferred Stock as contained within the stock purchase agreement (see Note 13, “Stockholders’ Equity and Stock-Based Compensation,” for further information).
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
As of September 30, 2021 and December 31, 2020, we have an amortizing intangible asset pertaining to the customer list of $1.0 million and $1.6 million, respectively. As of September 30, 2021 and December 31, 2020, we have a prepaid expense pertaining to the advertising in the amount of $15.7 million, and $16.5 million respectively, of which $14.6 million and $15.4 million was classified as long-term, respectively. The long-term portion of the prepaid advertising expense is included in “Other assets” within our unaudited Consolidated Balance Sheets.
As of September 30, 2021 and December 31, 2020, our investment in Barstool Sports was $160.0 million and $147.5 million, respectively. We record our proportionate share of Barstool Sports’ net income or loss one quarter in arrears.
The Company determined that Barstool Sports qualified as a VIE as of September 30, 2021 and December 31, 2020. The Company did not consolidate the financial position of Barstool Sports as of September 30, 2021 and December 31, 2020, nor the results of operations for the three and nine months ended September 30, 2021 and 2020, as the Company determined that it did not qualify as the primary beneficiary of Barstool Sports either at the commencement date of its investment or for subsequent periods, primarily as a result of the Company not having the power to direct the activities of the VIE that most significantly affect Barstool Sports’ economic performance.
Kansas Joint Venture
As of September 30, 2021 and December 31, 2020, our investment in Kansas Entertainment was $83.4 million and $85.2 million, respectively. During the three and nine months ended September 30, 2021, the Company received distributions from Kansas Entertainment totaling $10.5 million and $23.9 million, respectively, as compared to $6.8 million and $15.5 million for the three and nine months ended September 30, 2020, respectively. The Company deems these distributions to be returns on its investment based on the source of those cash flows from the normal business operations of Kansas Entertainment.
The Company has determined that Kansas Entertainment does not qualify as a VIE. Using the guidance for entities that are not VIEs, the Company determined that it did not have a controlling financial interest in the JV, primarily as it did not have the ability to direct the activities of the JV that most significantly impacted the JV’s economic performance without the input of NASCAR. Therefore, the Company did not consolidate the financial position of Kansas Entertainment as of September 30, 2021 and December 31, 2020, nor the results of operations for the three and nine months ended September 30, 2021 and 2020.

Texas Joint Venture
On August 1, 2021, we completed the previously announced acquisition of the remaining 50% ownership interest in Sam Houston. In conjunction with the acquisition we recorded a gain of $29.9 million on our equity method investment, which is included in “Other” within our unaudited Consolidated Statements of Operations and Comprehensive Income (Loss). See Note 6, “Acquisitions and Dispositions” for further information.

During the first quarter of 2020, we recorded an other-than-temporary impairment on our investment in the JV of $4.6 million, which is included in “Impairment losses” within our unaudited Consolidated Statements of Operations and Comprehensive Income (Loss). No further impairment loss was recorded for the remainder of the nine months ended September 30, 2020. No impairment was recorded for the three and nine months ended September 30, 2021.

Note 11—Income Taxes
The Company calculates the provision for income taxes during interim reporting periods by applying an estimate of the annual effective tax rate to its year-to-date pretax book income or loss. The tax effects of discrete items, including but not limited to, excess tax benefits associated with stock-based compensation, are reported in the interim period in which they occur. The effective tax rate (income taxes as a percentage of income or loss before income taxes) including discrete items was 29.7% and 22.7% for the three and nine months ended September 30, 2021, as compared to (11.3)% and 20.2% for the three and nine months ended September 30, 2020. Our effective income tax rate can vary from period to period depending on, among other factors, the geographic and business mix of our earnings, changes to our valuation allowance and the level of our tax credits. Certain of these and other factors, including our history and projections of pretax earnings, are considered in assessing our ability to realize our net deferred tax assets.
As of each reporting date, the Company considers all available positive and negative evidence that could affect its view of the future realization of deferred tax assets pursuant to ASC Topic 740, “Income Taxes.” As of September 30, 2021, we intend to continue maintaining a valuation allowance on our deferred tax assets until there is sufficient positive evidence to support the reversal of all or some portion of these allowances. A reduction in the valuation allowance would result in a significant decrease to income tax expense in the period the release is recorded. However, the exact timing and amount of the reduction in our valuation allowance are unknown at this time and will be subject to the earnings level we achieve in 2021 as well as our projected income levels in future periods. During the three months ended September 30, 2021, the Company increased the valuation allowance in the amount of $1.2 million on certain federal and state deferred tax assets that are not more likely than not to be realized. As of September 30, 2021 and December 31, 2020, prepaid income taxes of $41.6 million and $52.7 million, respectively, were included in “Prepaid expenses” within our unaudited Consolidated Balance Sheets.

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

On May 11, 2021, as part of the acquisition of Hitpoint, the Company issued 43,684 shares for a total of $3.5 million. See Note 6, “Acquisitions and Dispositions.”

On June 17, 2021, the Company filed its Second Amended and Restated Articles of Incorporation with the Department of State of the Commonwealth of Pennsylvania. These Articles of Incorporation, as amended and restated and approved by the Company’s shareholders at the 2021 Annual Meeting of Shareholders, increase the number of authorized shares of common stock from 200,000,000 to 400,000,000.

On August 1, 2021, as part of the acquisition of Sam Houston, the Company issued 198,103 shares for a total of $15.8 million. See Note 6, “Acquisitions and Dispositions.”

Preferred Stock

On February 20, 2020, the Company issued 883 shares of Series D Preferred Stock, par value $0.01 per share, to certain individual stockholders affiliated with Barstool Sports as discussed in Note 10, “Investments in and Advances to Unconsolidated Affiliates.”

During each of the quarters ended March 31, 2021 and September 30, 2021, the Company issued 43 shares of Series D Preferred Stock, for a total of 86 shares, in conjunction with acquiring an additional 0.6% of Barstool Sports common stock. The acquisition of the incremental Barstool Sports common stock represents a partial settlement of the 1% purchase on a delayed basis as described in Note 10, “Investments in and Advances to Unconsolidated Affiliates.”
During the quarters ended March 31, 2021 and September 30, 2021, 151.2 and 43.0 shares of Series D Preferred Stock were converted to Penn Common Stock, respectively. As a result of the conversion, the Company issued 151,200 and 43,000 shares of common stock, each with a par value of $0.01.
As of September 30, 2021 and December 31, 2020, there were 5,000 shares authorized of Series D Preferred Stock of which 775 shares and 883 shares were outstanding, respectively.

2018 Long Term Incentive Compensation Plan

The Company’s 2018 Long Term Incentive Compensation Plan, as amended (the “2018 Plan”) permits it to issue stock options (incentive and/or non-qualified), stock appreciation rights (“SARs”), RSAs, restricted stock units (“RSUs”), cash-settled phantom stock units (“CPSUs”) and other equity and cash awards to employees and any consultant or advisor to the Company or Subsidiary. Non-employee directors and the chairman emeritus are eligible to receive all such awards, other than incentive stock options. Pursuant to the 2018 Plan, 12,700,000 shares of the Company’s common stock are reserved for issuance. For purposes of determining the number of shares available for issuance under the 2018 Plan, stock options and SARs (except cash-settled SARs) count against the 12,700,000 limit as one share of common stock for each share granted and restricted stock or any other full value stock award count as issuing 2.30 shares of common stock for each share granted. Any awards that are not settled in shares of common stock are not counted against the share limit. As of September 30, 2021, there were 4,863,345 shares available for future grants under the 2018 Plan.

On April 12, 2021, the Board of Directors granted 600,000 RSUs and 300,000 RSAs with market-based and service-based vesting conditions (collectively the “Stock Awards”), solely to the Company’s President and Chief Executive Officer pursuant to the 2018 Plan. The Stock Awards are classified as equity with separate tranches and requisite service periods identified for each separately achievable component. As of the grant date, (i) the fair value of the Stock Awards was $48.7 million and was calculated using a Monte Carlo simulation, (ii) the fair value of the RSAs was estimated at $19.4 million and segregated into 15 tranches with expense recognition periods ranging from 2.2 to 6.0 years, and (iii) the fair value of the RSUs was estimated at $29.3 million and segregated into 4 tranches with expense recognition periods ranging from 6.7 to 8.7 years. We recognized $2.2 million and $4.1 million of stock compensation expense for the Stock Awards during the three and nine months ended September 30, 2021, respectively.

Performance Share Program
In February 2019, the Company’s Compensation Committee of the Board of Directors adopted a performance share program (the “Performance Share Program”) pursuant to the 2018 Plan. An aggregate of 107,297 RSAs with performance-based vesting conditions, at target, was granted in February 2020 under the Performance Share Program, with the grant having a three-year award period consisting of three one-year performance periods and a three-year service period. The performance threshold for vesting of these awards is 50% of target and, based on the level of achievement, up to 150% of target.

An aggregate of 95,276 RSAs and RSUs with performance-based vesting conditions, at target, was granted in April 2021 under the Performance Share Program, with the grant having a three-year award period consisting of three one-year performance periods and a three-year service period. The performance threshold for vesting of these awards is 50% of target and, based on the level of achievement, up to 150% of target.
Stock-based Compensation Expense
Stock-based compensation expense, which pertains principally to our stock options, RSAs and RSUs, for the three and nine months ended September 30, 2021 was $8.5 million and $21.9 million, respectively, as compared to $2.8 million and $11.7 million for the three and nine months ended September 30, 2020, respectively, and is included within the unaudited Consolidated Statements of Operations and Comprehensive Income (Loss) under “General and administrative.”
Stock Options
The Company granted 736 and 230,901 stock options during the three and nine months ended September 30, 2021, respectively, as compared to 12,327 and 648,259 stock options during the three and nine months ended September 30, 2020, respectively.
Cash-settled Phantom Stock Units
Our outstanding CPSUs entitle plan recipients to receive cash based on the fair value of the Company’s common stock on the vesting date. Our CPSUs vest over a period of three or four years. The cash-settled CPSUs are accounted for as liability awards and are re-measured at fair value each reporting period until they become vested with compensation expense being recognized over the requisite service period. The Company has a liability, which is included in “Accrued expenses and other current liabilities” within the unaudited Consolidated Balance Sheets, associated with its cash-settled CPSUs of $7.8 million and $10.1 million as of September 30, 2021 and December 31, 2020, respectively.
For CPSUs held by plan recipients, there was $21.1 million of total unrecognized compensation cost as of September 30, 2021 that will be recognized over the awards remaining weighted-average vesting period of 2 years. For the three and nine months ended September 30, 2021, the Company recognized $5.5 million and $11.2 million of compensation expense associated with these awards, respectively, as compared to $5.3 million and $7.3 million for the three and nine months ended September 30, 2020, respectively. Compensation expense associated with our CPSUs is recorded in “General and administrative” within the unaudited Consolidated Statements of Operations and Comprehensive Income (Loss). We paid $13.5 million and $4.5 million during the nine months ended September 30, 2021 and 2020, respectively, pertaining to cash-settled CPSUs.
Stock Appreciation Rights
Our outstanding SARs are accounted for as liability awards since they will be settled in cash and vest over a period of four years. The fair value of cash-settled SARs is calculated each reporting period and estimated using the Black-Scholes option pricing model. The Company has a liability, which is included in “Accrued expenses and other current liabilities” within the unaudited Consolidated Balance Sheets, associated with its cash-settled SARs of $30.1 million and $54.6 million as of September 30, 2021 and December 31, 2020, respectively.
For SARs held by employees of the Company, there was $44.0 million of total unrecognized compensation cost as of September 30, 2021 that will be recognized over the awards remaining weighted-average vesting period of 2.1 years. The Company recognized compensation expense of $3.2 million and $13.6 million for the three and nine months ended September 30, 2021, respectively, as compared to an expense of $37.8 million and $50.0 million for the three and nine months ended September 30, 2020, respectively. Compensation expense associated with our SARs is recorded in “General and administrative” within the unaudited Consolidated Statements of Operations and Comprehensive Income (Loss). We paid $38.8 million and $22.8 million during the nine months ended September 30, 2021 and 2020, respectively, related to cash-settled SARs.
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

Note 14—Earnings (Loss) per Share
For the three and nine months ended September 30, 2021, and for the three months ended September 30, 2020 we recorded net income attributable to Penn National. As such, we used diluted weighted-average common shares outstanding when calculating diluted income per share for the three and nine months ended September 30, 2021 and the three months ended September 30, 2020. Stock options, RSAs, convertible preferred shares and convertible debt that could potentially dilute basic EPS in the future are included in the computation of diluted income per share.

For the nine months ended September 30, 2020, we recorded a net loss attributable to Penn National. As such, because the dilution from potential common shares was antidilutive, we used basic weighted-average common shares outstanding, rather than diluted weighted-average common shares outstanding when calculating diluted loss per share for the nine months ended September 30, 2020. Stock options, RSAs, convertible preferred shares and convertible debt that could potentially dilute basic EPS in the future that were not included in the computation of diluted loss per share were as follows:

For the nine months ended September 30,
(in millions)	2020
Assumed conversion of dilutive stock options	2.5
Assumed conversion of dilutive RSAs	0.4
Assumed conversion of convertible preferred shares	0.7
Assumed conversion of convertible debt	7.4
The following table sets forth the allocation of net income for the three and nine months ended September 30, 2021 and the three months ended September 30, 2020 under the two-class method. For the nine months ended September 30, 2020 we did not utilize the two-class method due to incurring a net loss for the period.

	For the three months ended September 30,		For the nine months ended September 30,
(in millions)	2021	2020	2021	2020
Net income (loss) attributable to Penn National	$86.1	$141.9	$375.8	$(680.6)
Net income applicable to preferred stock	0.4	0.8	1.9	—
Net income (loss) applicable to common stock	$85.7	$141.1	$373.9	$(680.6)
The following table reconciles the weighted-average common shares outstanding used in the calculation of basic EPS to the weighted-average common shares outstanding used in the calculation of diluted EPS for the three and nine months ended September 30, 2021 and 2020:

	For the three months ended September 30,		For the nine months ended September 30,
(in millions)	2021	2020	2021	2020
Weighted-average common shares outstanding	156.1	138.2	155.9	126.9
Assumed conversion of:
Dilutive stock options	2.1	2.8	2.3	—
Dilutive RSAs	0.4	0.4	0.4	—
Convertible debt	14.1	14.1	14.1	—
Weighted-average common shares outstanding - Diluted	172.7	155.5	172.7	126.9
RSAs with performance and market based vesting conditions that have not been met as of September 30, 2021 were excluded from the computation of diluted earning per share for the three and nine months ended September 30, 2021.
In addition, 0.8 million shares from the assumed conversion of convertible preferred shares were excluded from the computation of diluted income per share for the three and nine months ended September 30, 2021 because including them would have been anti-dilutive.

Options to purchase 0.2 million shares were outstanding during the three and nine months ended September 30, 2021, respectively, compared to zero and 0.9 million during the three and nine months ended September 30, 2020, respectively, but were not included in the computation of diluted earnings (loss) per share because they were anti-dilutive.
The following table presents the calculation of basic and diluted earnings (loss) per share for the Company’s common stock for the three and nine months ended September 30, 2021 and 2020:

	For the three months ended September 30,		For the nine months ended September 30,
(in millions, except per share data)	2021	2020	2021	2020
Calculation of basic earnings (loss) per share:
Net income (loss) applicable to common stock	$85.7	$141.1	$373.9	$(680.6)
Weighted-average common shares outstanding - basic	156.1	138.2	155.9	126.9
Basic earnings (loss) per share	$0.55	$1.02	$2.40	$(5.36)

Calculation of diluted earnings (loss) per share:
Net income (loss) applicable to common stock	$85.7	$141.1	$373.9	$(680.6)
Interest expense, net of tax (1):
Convertible Notes	4.4	4.2	13.0	—
Diluted income (loss) applicable to common stock	$90.1	$145.3	$386.9	$(680.6)
Weighted-average common shares outstanding - diluted	172.7	155.5	172.7	126.9
Diluted earnings (loss) per share	$0.52	$0.93	$2.24	$(5.36)
(1)The three and nine months ended September 30, 2021 were tax-affected at a rate of 20%.

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
Equity Securities
As of September 30, 2021, we held $176.8 million in equity securities of ordinary shares which are reported as “Other assets” in our unaudited Consolidated Balance Sheets. During the quarter ended September 30, 2021, all warrants were exercised for ordinary shares which resulted in a loss of $20.1 million included in “Other,” as reported in “Other income (expenses)” within our unaudited Consolidated Statements of Operations and Comprehensive Income (Loss). As of December 31, 2020, we held $143.1 million in equity securities, which included ordinary shares and warrants which are reported as “Other assets” in our unaudited Consolidated Balance Sheets. These equity securities are the result of Penn Interactive entering into multi-year agreements with third-party sports betting operators for online sports betting and related iGaming market access across our portfolio.

During the three and nine months ended September 30, 2021, we recognized a holding gain of $10.1 million, and a holding gain of $28.9 million, respectively, related to these equity securities, compared to a gain of $67.9 million and $75.6 million for three and nine months ended September 30, 2020, respectively, which is included in “Other,” as reported in “Other income (expenses)” within our unaudited Consolidated Statements of Operations and Comprehensive Income (Loss).
The fair value of the equity securities was determined using Level 2 inputs, which use market approach valuation techniques. The primary inputs to those techniques include the quoted market price of the equity securities, foreign currency exchange rates, a discount for lack of marketability (“DLOM”) with respect to the ordinary shares, and a Black-Scholes option pricing model previously associated with the exercised warrants. The DLOM is based on the remaining term of the relevant lock-up periods and the volatility associated with the underlying equity securities. The Black-Scholes option pricing model utilizes the exercise price of the warrants, a risk-free rate, volatility associated with the underlying equity securities and the expected life of the warrants.
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
As of September 30, 2021 and December 31, 2020, PRP held $15.1 million in promissory notes issued by RDC and $6.7 million in local government corporation bonds issued by RDC, at amortized cost. The promissory notes and the local government corporation bonds are collateralized by the assets of Retama Park Racetrack. As of September 30, 2021 and December 31, 2020, the promissory notes and the local government corporation bonds were included in “Other assets” within our unaudited Consolidated Balance Sheets.
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
Long-term Debt
The fair value of our Term Loan A Facility, Term Loan B-1 Facility, 5.625% Notes, 4.125% Notes, and Convertible Notes is estimated based on quoted prices in active markets and is classified as a Level 1 measurement. The fair value of our Revolving Credit Facility approximates its carrying amount as it is revolving, variable-rate debt, which we also classify as a Level 1 measurement.
Other long-term obligations as of September 30, 2021 and December 31, 2020 included a financing arrangement entered in February of 2021, the relocation fees for Dayton and Mahoning Valley, and the repayment obligation of the hotel and event center located near Hollywood Casino Lawrenceburg. See Note 8, “Long-term Debt” for details. The fair values of the Dayton and Mahoning Valley relocations fees and the Lawrenceburg repayment obligation are estimated based on rates consistent with the Company’s credit rating for comparable terms and debt instruments and are classified as Level 2 measurements.
Additionally, in February 2021, we entered into a financing arrangement providing the Company with upfront cash proceeds while permitting us to participate in future proceeds on certain claims. The financing obligation has been classified as a non-current liability and the fair value of the financing obligation is based on what we expect to be settled in a future period of which the principal is contingent and predicated on other events, plus accreted period interest using an effective interest rate of 27.0% until the claims and related obligation is settled. The financing obligation has been classified as a Level 3 measurement and is included within our unaudited Consolidated Balance Sheets in “Long-term debt, net of current maturities, debt discount and debt issuance costs.” See Note 8, “Long-term Debt.”
Other Liabilities
Other liabilities as of September 30, 2021 and December 31, 2020 includes contingent purchase price liabilities related to Plainridge Park Casino and Hitpoint, of which Hitpoint was acquired on May 11, 2021. The Hitpoint contingent purchase price liability is payable in $1.0 million installments in the form of cash and equity, on the first three anniversaries of the acquisition close date (May 11, 2021) and is based on the achievement of mutual goals established by the Company and Hitpoint. The

Plainridge Park Casino contingent purchase price liability is calculated based on earnings of the gaming operations over the first ten years of operations, which commenced on June 24, 2015. As of September 30, 2021, we were contractually obligated to make four additional annual payments. The fair value of the Plainridge Park Casino contingent purchase price liability is estimated based on an income approach using a discounted cash flow model. These contingent purchase price liabilities have been classified as a Level 3 measurement and are included within our unaudited Consolidated Balance Sheets in “Accrued expenses and other current liabilities” or “Other long-term liabilities,” depending on the timing of the next payment.
The carrying amounts and estimated fair values by input level of the Company’s financial instruments were as follows:

	September 30, 2021
(in millions)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$2,729.3	$2,729.3	$2,729.3	$—	$—
Equity securities	$176.8	$176.8	$—	$176.8	$—
Held-to-maturity securities	$6.7	$6.7	$—	$6.7	$—
Promissory notes	$15.1	$15.1	$—	$15.1	$—
Puts and calls related to certain Barstool Sports shares	$1.5	$1.5	$—	$1.5	$—
Financial liabilities:
Long-term debt
Senior Secured Credit Facilities	$1,558.5	$1,575.6	$1,575.6	$—	$—
5.625% Notes	$399.6	$413.5	$413.5	$—	$—
4.125% Notes	$392.7	$393.5	$393.5	$—	$—
Convertible Notes	$250.0	$1,058.8	$1,058.8	$—	$—
Other long-term obligations	$148.7	$146.6	$—	$62.0	$84.6
Other liabilities	$13.3	$13.3	$—	$2.8	$10.5

	December 31, 2020
(in millions)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$1,853.8	$1,853.8	$1,853.8	$—	$—
Equity securities	$143.1	$143.1	$—	$143.1	$—
Held-to-maturity securities	$6.7	$6.7	$—	$6.7	$—
Promissory notes	$15.1	$15.1	$—	$15.1	$—
Financial liabilities:
Long-term debt
Senior Secured Credit Facilities	$1,600.3	$1,609.3	$1,609.3	$—	$—
5.625% Notes	$399.5	$418.0	$418.0	$—	$—
Convertible notes	$239.8	$1,274.5	$1,274.5	$—	$—
Other long-term obligations	$73.0	$72.8	$—	$72.8	$—
Other liabilities	$10.1	$10.1	$—	$2.8	$7.3
Puts and calls related to certain Barstool Sports shares	$0.3	$0.3	$—	$0.3	$—

The following table summarizes the changes in fair value of our Level 3 liabilities measured on a recurring basis:

(in millions)	Other Liabilities
Balance as of January 1, 2021	$7.3
Additions	75.5
Interest	12.1
Payments	(1.7)
Included in earnings (1)	1.9
Balance as of September 30, 2021	$95.1
(1)The expense is included in “General and administrative” within our unaudited Consolidated Statements of Operations and Comprehensive Income (Loss).
The following table summarizes the significant unobservable inputs used in calculating fair value for our Level 3 liabilities on a recurring basis as of September 30, 2021:

	Valuation Technique	Unobservable Input	Discount Rate
Other long-term obligation	Discounted cash flow	Discount rate	27.0%
Contingent purchase price - Plainridge Park Casino	Discounted cash flow	Discount rate	3.4%

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

	For the three months ended September 30,		For the nine months ended September 30,
(in millions)	2021	2020	2021	2020
Revenues:
Northeast segment	$672.4	$545.1	$1,895.8	$1,168.5
South segment	318.2	255.6	982.3	600.4
West segment	145.7	78.7	382.7	223.0
Midwest segment	285.7	229.1	815.2	493.2
Other (1)	96.5	23.7	282.1	71.6
Intersegment eliminations (2)	(6.7)	(2.5)	(25.6)	(5.4)
Total	$1,511.8	$1,129.7	$4,332.5	$2,551.3

Adjusted EBITDAR (3):
Northeast segment	$221.1	$204.8	$645.9	$325.7
South segment	137.0	120.3	448.0	217.3
West segment	54.5	33.6	151.1	55.2
Midwest segment	125.8	108.5	374.0	173.4
Other (1)	(58.1)	(14.6)	(105.1)	(42.2)
Total (3)	480.3	452.6	1,513.9	729.4

Other operating benefits (costs) and other income (expenses):
Rent expense associated with triple net operating leases (4)	(116.0)	(109.0)	(342.9)	(310.3)
Stock-based compensation	(8.5)	(2.8)	(21.9)	(11.7)

Cash-settled stock-based awards variance	(5.2)	(39.5)	(14.3)	(46.7)
Gain (loss) on disposal of assets	(0.3)	6.0	(0.1)	33.9
Contingent purchase price	(0.6)	—	(1.9)	1.4
Pre-opening expenses (5)	(1.6)	(4.8)	(2.8)	(11.5)
Depreciation and amortization	(83.7)	(87.7)	(246.9)	(275.3)
Impairment losses	—	—	—	(616.1)
Insurance recoveries, net of deductible charges	—	—	—	0.1
Non-operating items of equity method investments (6)	(3.0)	(1.2)	(6.0)	(3.2)
Interest expense, net	(144.9)	(142.3)	(418.6)	(407.1)
Other (5)(7)	6.0	55.6	27.3	63.1
Income (loss) before income taxes	122.5	126.9	485.8	(854.0)
Income tax benefit (expense)	(36.4)	14.3	(110.1)	172.2
Net income (loss)	$86.1	$141.2	$375.7	$(681.8)
(1)The Other category consists of the Company’s stand-alone racing operations, namely Sanford-Orlando Kennel Club, and Sam Houston and Valley Race Parks (the remaining 50% was acquired by Penn National on August 1, 2021), and the Company’s JV interests in Freehold Raceway; our management contract for Retama Park Racetrack and our live and televised poker tournament series that operates under the trade name, Heartland Poker Tour (“HPT”). The Other category also includes Penn Interactive, which operates social gaming, our internally-branded retail sportsbooks, iGaming and our Barstool Sportsbook mobile app. Expenses incurred for corporate and shared services activities that are directly attributable to a property or are otherwise incurred to support a property are allocated to each property. The Other category also includes corporate overhead costs, which consist of certain expenses, such as: payroll, professional fees, travel expenses and other general and administrative expenses that do not directly relate to or have not otherwise been allocated to a property. In addition, the Other category includes our proportionate share of the Adjusted EBITDAR of Barstool Sports (as determined and discussed in footnotes (3) and (6) below).
(2)Primarily represents the elimination of intersegment revenues associated with our internally-branded retail sportsbooks, which are operated by Penn Interactive.
(3)We define Adjusted EBITDAR as earnings before interest expense, net; income taxes; depreciation and amortization; rent expense associated with triple net operating leases (see footnote (4) below); stock-based compensation; debt extinguishment and financing charges; impairment losses; insurance recoveries, net of deductible charges; changes in the estimated fair value of our contingent purchase price obligations; gain or loss on disposal of assets; the difference between budget and actual expense for cash-settled stock-based awards; pre-opening expenses (see footnote (5) below); and other. Adjusted EBITDAR is also inclusive of income or loss from unconsolidated affiliates, with our share of non-operating items (see footnote (6) below) added back for Barstool Sports and our Kansas Entertainment JV.
(4)The Company’s triple net operating leases include the operating lease components contained within our triple net master lease dated November 1, 2013 with GLPI and the triple net master lease assumed in connection with our acquisition of Pinnacle Entertainment, Inc. (primarily land), our individual triple net leases with GLPI for the real estate assets used in the operation of Tropicana Las Vegas Hotel and Casino and Hollywood Casino at Meadows Racetrack, and our individual triple net leases with VICI for the real estate assets used in the operations of Margaritaville Casino Resort and Greektown Casino-Hotel.
(5)During 2020 and during the first quarter of 2021, acquisition costs were included within pre-opening and acquisition costs. Beginning with the quarter ended June 30, 2021, acquisition costs are presented as part of other expenses.
(6)Consists principally of interest expense, net; income taxes; depreciation and amortization; and stock-based compensation expense associated with Barstool Sports and our Kansas Entertainment JV. We record our portion of Barstool Sports, Inc.'s net income or loss, including adjustments to arrive at Adjusted EBITDAR, one quarter in arrears.
(7)Principally includes holding gains and losses on our equity securities, which are discussed in Note 15, “Fair Value Measurements.” Additionally, consists of non-recurring acquisition and transaction costs, finance transformation costs associated with the implementation of our new Enterprise Resource Management system and non-recurring restructuring charges (primarily severance) associated with a company-wide initiative, triggered by the COVID-19 pandemic, designed to (i) improve the operational effectiveness across our property portfolio; (ii) improve the effectiveness and efficiency of our Corporate functional support area.
The table below presents capital expenditures by segment:

	For the three months ended September 30,		For the nine months ended September 30,
(in millions)	2021	2020	2021	2020
Capital expenditures:
Northeast segment	$35.1	$10.3	$71.3	$62.3
South segment	16.4	3.1	24.5	10.9
West segment	2.3	1.4	5.5	5.5
Midwest segment	7.3	4.8	12.8	9.7
Other	12.1	4.3	23.7	9.2
Total capital expenditures	$73.2	$23.9	$137.8	$97.6

The table below presents investment in and advances to unconsolidated affiliates and total assets by segment:

(in millions)	Northeast	South	West	Midwest	Other (1)	Total
Balance sheet as of September 30, 2021
Investment in and advances to unconsolidated affiliates (2)	$0.1	$—	$—	$83.4	$168.5	$252.0
Total assets	$2,193.6	$1,188.9	$386.3	$1,221.8	$10,758.1	$15,748.7

Balance sheet as of December 31, 2020
Investment in and advances to unconsolidated affiliates (2)	$0.1	$—	$—	$85.2	$181.5	$266.8
Total assets	$1,958.4	$1,165.4	$401.5	$1,161.1	$9,980.9	$14,667.3
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

EXECUTIVE OVERVIEW
Our Business
Penn National Gaming, Inc., together with its subsidiaries (“Penn National,” the “Company,” “we,” “our,” or “us”), is a leading, diversified, multi-jurisdictional owner and omni-channel provider of gaming and racing properties, online gaming, retail and online sports betting operations, and video gaming terminal (“VGT”) operations. Our wholly-owned interactive division, Penn Interactive Ventures, LLC (“Penn Interactive”), operates retail sports betting across the Company’s portfolio, as well as online sports betting, online social casino, and online casinos (“iGaming”). The Company holds a 36% (inclusive of 1% on a delayed basis) equity interest in Barstool Sports, Inc. (“Barstool Sports”), a leading digital sports, entertainment, lifestyle and media company, and entered into a strategic relationship with Barstool Sports, whereby Barstool Sports is exclusively promoting the Company's land-based and online casinos and sports betting products, including the Barstool Sportsbook and Casino mobile app, to its national audience. We launched the Barstool Sportsbook and Casino app in six additional states, bringing our total to ten live states, three of which offer online casino play. Our mychoice® customer loyalty program (the "mychoice program") currently has over 24 million members, and rewards and recognizes such members for their loyalty to both retail and online gaming and sports betting products with dynamic offers, experiences, and service levels. The Company’s strategy continues to evolve from an owner and manager of gaming and racing properties into an omni-channel provider of retail and online gaming, sports betting entertainment, and sports content.
In October 2021, Penn National acquired Score Media and Gaming, Inc. (“theScore”), which provides us with the technology, resources and audience reach to accelerate our media and sports betting strategy across North America. Combined with the power of Barstool Sports, Penn National is now well positioned to be North America’s leading digital, entertainment, sports content, gaming and technology company. Barstool’s wide top of funnel audience reach is highly complementary to the news, scores and stats available on theScore’s best in class media app, which will create a one-stop destination for the sports fan that does not exist today.
As of September 30, 2021, we owned, managed, or had ownership interests in 43 gaming and racing properties in 20 states. This includes the addition of Hollywood Casino York, located in York, Pennsylvania, which opened on August 12, 2021 and Hollywood Casino Perryville, located in Perryville, Maryland, acquired as of July 1, 2021. In addition, we are licensed to offer live sports betting at our properties in ten states. The majority of the real estate assets (i.e., land and buildings) used in our operations are subject to triple net master leases; the most significant of which are the Penn Master Lease and the Pinnacle Master Lease (as such terms are defined in “Liquidity and Capital Resources” and collectively referred to as the “Master Leases”), with Gaming and Leisure Properties, Inc. (Nasdaq: GLPI) (“GLPI”), a real estate investment trust (“REIT”). We expect to commence operations at Hollywood Casino Morgantown by the end of 2021.
Update on the Impact of the COVID-19 Pandemic: As of September 30, 2021, all of our properties have reopened, and the majority of our properties are operating at full capacity while adhering to state mandated health and safety protocols.
Recent Acquisitions, Development Projects and Other
In February 2020, we closed on our investment in Barstool Sports pursuant to a stock purchase agreement with Barstool Sports and certain stockholders of Barstool Sports, in which we purchased 36% (inclusive of 1% on a delayed basis) of the common stock of Barstool Sports for a purchase price of $161.2 million. Within three years after the closing of the transaction or earlier at our election, we will increase our ownership in Barstool Sports to approximately 50% by purchasing approximately $62.0 million worth of additional shares of Barstool Sports common stock, consistent with the implied valuation at the time of the initial investment, which was $450.0 million. With respect to the remaining Barstool Sports shares, we have immediately exercisable call rights, and the existing Barstool Sports stockholders have put rights exercisable beginning three years after closing, all based on a fair market value calculation at the time of exercise. On October 1, 2021, the terms of the February 2020 stock purchase agreement were amended to (i) set a definitive purchase price of $325.0 million on the second 50% of Barstool Sports common stock, which eliminates the floor of 2.25 times the annual revenue of Barstool Sports and (ii) fix a number of Penn common shares to be delivered to existing February 2020 employee holders of Barstool Sports common stock, to the extent Penn’s stock price exceeds a specified value defined in the amended stock purchase agreement and Penn elects to settle using a combination of cash and equity. Consistent with the February 2020 stock purchase agreement: (i) the Barstool Sports common stock remains subject to our immediately exercisable call rights and the existing Barstool Sports stockholders put rights beginning in February 2023, (ii) the requirement to increase our ownership in Barstool Sports to approximately 50% by purchasing approximately $62.0 million worth of additional shares in Barstool Sports common stock remains consistent with the implied valuation at the time of the initial investment, which was $450.0 million, and (iii), we may settle the call and put options, at our sole election, using either cash or a combination of cash and equity.
We are Barstool Sports’ exclusive gaming partner for up to 40 years and have the sole right to utilize the Barstool Sports brand for all of our online and retail sports betting and iGaming products. Further, Penn Interactive has entered into multi-year agreements with leading sports betting operators for online sports betting and iGaming market access across our portfolio of properties.
On April 16, 2020, we sold the real estate assets associated with our Tropicana Las Vegas Hotel and Casino, Inc. (“Tropicana”) property to GLPI in exchange for rent credits of $307.5 million, and utilized the rent credits to pay rent under our existing Master Leases and the Meadows Lease, (as defined in Note 9, “Leases” of our unaudited Consolidated Financial Statements), beginning in May 2020. Contemporaneous with the sale, the Company entered into the Tropicana Lease, (as defined and discussed in Note 9, “Leases” of our unaudited Consolidated Financial Statements).

On April 13, 2021, GLPI announced that it entered into a binding term sheet with Bally’s Corporation (“Bally’s”) whereby Bally’s plans to acquire both GLPI’s non-land real estate assets and Penn’s outstanding equity interests in Tropicana, which has the gaming license and operates the Tropicana, for an aggregate cash acquisition price of $150.0 million. GLPI will retain ownership of the land and will concurrently enter into a 50-year ground lease with initial annual rent of $10.5 million. This transaction is expected to close within the first half of 2022, subject to Penn, GLPI, and Bally’s entering into definitive agreements and obtaining regulatory approval.

On May 11, 2021, we acquired 100% of the outstanding equity of HitPoint Inc. and Lucky Point Inc. (collectively, “Hitpoint”). The purchase price totaled $12.7 million, consisting of $6.2 million in cash, $3.5 million of the Company’s common equity, and a $3.0 million contingent liability.

On July 1, 2021, we completed the previously announced acquisition of the operations of Hollywood Casino Perryville (“Perryville”), from GLPI for a purchase price of $39.4 million, including working capital adjustments. Simultaneous with the closing, we entered into a lease with GLPI for the real estate assets associated with Hollywood Casino Perryville for initial annual rent of $7.8 million per year subject to escalation.

On August 1, 2021, we completed the previously announced acquisition of the remaining 50% ownership interest in the Sam Houston Race Park in Houston, Texas, the Valley Race Park in Harlingen, Texas, and a license to operate a racetrack in Austin, Texas (collectively, “Sam Houston”), from PM Texas Holdings, LLC for a purchase price of $57.8 million, comprised of $42.0 million in cash and $15.8 million of the Company's common equity, which was preliminarily allocated to property and equipment.

On October 19, 2021, we completed the previously announced 100% acquisition of the Score Media and Gaming Inc., a British Columbia corporation (“theScore”) for a purchase price of approximately $1.9 billion. Under the terms of the agreement, 1317774 B.C. Ltd. (the “Purchaser”), an indirectly wholly owned subsidiary of Penn National, acquired each of the issued and outstanding theScore shares (other than those held by Penn National and its subsidiaries) for US$17.00 per share in cash consideration, totaling $0.9 billion, and either 0.2398 of a share of common stock, par value $0.01 of Penn Common Stock or, if validly elected, 0.2398 of an exchangeable share in the capital of the Purchaser (each whole share, an “Exchangeable Share”), totaling 12,319,340 shares of Penn Common Stock and 697,539 Exchangeable Shares, or approximately $1.0 billion. Each Exchangeable Share will be exchangeable into 1 share of Penn Common Stock at the option of the holder, subject to certain adjustments. In addition, Purchaser may redeem all outstanding Exchangeable Shares in exchange for shares of Penn Common Stock at any time following the fifth anniversary of the closing, or earlier under certain circumstances. Due to the timing of the acquisition and its proximity to the date of this report, the preliminary purchase price allocation has not been completed as the Company is currently in the process of determining the purchase price allocation to tangible and identifiable intangible assets acquired and liabilities assumed. The acquisition provides us with the technology, resources and audience reach to accelerate our media and sports betting strategy across North America.

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
As the COVID-19 pandemic evolves, we continue to adjust operations and cost structures at our properties to reflect the changing economic and health and safety conditions. We also continue to focus on revenue and cost synergies from recent acquisitions, and offering our customers additional gaming experiences through our omni-channel distribution strategy. We seek to continue to expand our customer database by partnering with third-party operators such as Choice Hotels International, Inc. to expand our loyalty program, as well as through accretive acquisitions or investments, such as Barstool Sports and theScore, capitalize on organic growth opportunities from the development of new properties or the expansion of recently-developed business lines, and develop partnerships that allow us to enter new jurisdictions for iGaming and sports betting.
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
The vast majority of our revenues is gaming revenue, which is highly dependent upon the volume and spending levels of customers at our properties. Our gaming revenue is derived primarily from slot machines (which represented approximately 85% and 88% of our gaming revenue for the nine months ended September 30, 2021 and 2020) and, to a lesser extent, table games and sports betting. Aside from gaming revenue, our revenues are primarily derived from our hotel, dining, retail, commissions, program sales, admissions, concessions and certain other ancillary activities, and our racing operations.
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
Under normal operating conditions, our properties generate significant operating cash flow since most of our revenue is cash-based from slot machines, table games, and pari-mutuel wagering. Our business is capital intensive, and we rely on cash flow from our properties to generate sufficient cash to satisfy our obligations under the Triple Net Leases (as defined in “Liquidity and Capital Resources”), repay debt, fund maintenance capital expenditures, fund new capital projects at existing properties and provide excess cash for future development and acquisitions. Additional information regarding our capital projects is discussed in “Liquidity and Capital Resources” below.
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

	For the three months ended September 30,		For the nine months ended September 30,
(dollars in millions)	2021	2020	2021	2020
Revenues:
Northeast segment	$672.4	$545.1	$1,895.8	$1,168.5
South segment	318.2	255.6	982.3	600.4
West segment	145.7	78.7	382.7	223.0
Midwest segment	285.7	229.1	815.2	493.2
Other (1)	96.5	23.7	282.1	71.6
Intersegment eliminations (2)	(6.7)	(2.5)	(25.6)	(5.4)
Total	$1,511.8	$1,129.7	$4,332.5	$2,551.3

Net income (loss)	$86.1	$141.2	$375.7	$(681.8)

Adjusted EBITDAR:
Northeast segment	$221.1	$204.8	$645.9	$325.7
South segment	137.0	120.3	448.0	217.3
West segment	54.5	33.6	151.1	55.2
Midwest segment	125.8	108.5	374.0	173.4
Other (1)	(58.1)	(14.6)	(105.1)	(42.2)
Total (3)	480.3	452.6	1,513.9	729.4
Rent expense associated with triple net operating leases (4)	(116.0)	(109.0)	(342.9)	(310.3)
Adjusted EBITDA	$364.3	$343.6	$1,171.0	$419.1

Net income (loss) margin	5.7%	12.5%	8.7%	(26.7)%
Adjusted EBITDAR margin	31.8%	40.1%	34.9%	28.6%
Adjusted EBITDA margin	24.1%	30.4%	27.0%	16.4%
(1)The Other category consists of the Company’s stand-alone racing operations, namely Sanford-Orlando Kennel Club, and Sam Houston and Valley Race Parks (the remaining 50% was acquired by Penn National on August 1, 2021), and the Company’s JV interests in Freehold Raceway; our management contract for Retama Park Racetrack and our live and televised poker tournament series that operates under the trade name, Heartland Poker Tour (“HPT”). The Other category also includes Penn Interactive, which operates our social gaming, internally-branded retail sportsbooks, iGaming and our Barstool Sports mobile app. Expenses incurred for corporate and shared services activities that are directly attributable to a property or are otherwise incurred to support a property are allocated to each property. The Other category also includes corporate overhead costs, which consist of certain expenses, such as: payroll expenses, professional fees, travel expenses and other general and administrative expenses that do not directly relate to or have not otherwise been allocated to a property. In addition, Adjusted EBITDAR of the Other category includes our proportionate share of the net income or loss of Barstool Sports after adding back our share of non-operating items (such as interest expense, net; income taxes; depreciation and amortization; and stock-based compensation expense).
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
(4)Solely comprised of rent expense associated with the operating lease components contained within our triple net master lease dated November 1, 2013 with GLPI and the triple net master lease assumed in connection with our acquisition of Pinnacle Entertainment, Inc. (primarily land), our individual triple net leases with GLPI for the real estate assets used in the operation of Tropicana Las Vegas Hotel and Casino and Hollywood Casino at Meadows Racetrack, and our individual triple net leases with VICI for the real estate assets used in the operations of Margaritaville Casino Resort and Greektown Casino-Hotel (of which the Tropicana Lease, Meadows Lease, Margaritaville Lease and the Greektown Lease are defined in “Liquidity and Capital Resources”) and are referred to collectively as our “triple net operating leases”. The finance lease components contained within the Master Leases (primarily buildings), the Perryville Lease determined to be a finance lease (as defined in “Liquidity and Capital Resources”), and the financing obligation associated with the Morgantown Lease (as defined in “Liquidity and Capital Resources”) result in interest expense or interest expense and depreciation expense, as opposed to rent expense.

Consolidated comparison of the three and nine months ended September 30, 2021 and 2020.
Revenues
The following table presents our consolidated revenues:

	For the three months ended September 30,		Change		For the nine months ended September 30,		Change
(dollars in millions)	2021	2020	$	%	2021	2020	$	%
Revenues
Gaming	$1,256.2	$993.6	$262.6	26.4%	$3,643.7	$2,155.7	$1,488.0	69.0%
Food, beverage, hotel and other	255.6	136.1	119.5	87.8%	688.8	395.6	293.2	74.1%
Total revenues	$1,511.8	$1,129.7	$382.1	33.8%	$4,332.5	$2,551.3	$1,781.2	69.8%
Gaming revenues for the three and nine months ended September 30, 2021 increased $262.6 million and $1.5 billion, respectively, compared to the prior year corresponding periods. During the three and nine months ended September 30, 2021 increases in gaming revenues primarily related to strong visitation levels, increased length of play, continued growth in our online and sports betting revenues and the inclusion of the operating results from our two new properties, Hollywood Casino Perryville, which was acquired on July 1, 2021, and Hollywood Casino York County, which opened on August 12, 2021.
During the prior year periods, gaming revenues were negatively impacted by temporary closures for a portion of the year at all of our properties due to the COVID-19 pandemic. Additionally, upon reopening occurring mainly in 2020, restrictions on gaming patron capacity were in place across all of our properties.
For the three months ended September 30, 2021, we experienced continuous engagement from our younger customers, which contributed to new growth, and offset decreases from our older demographic due to the Delta variant of the COVID-19 pandemic. Overall, during the nine months ended September 30, 2021, our properties experienced strong visitation levels and increased length of play across all age demographics of our player database. In addition, our unrated play continues to perform well as we work to introduce these customers into our mychoice loyalty program.
Food, beverage, hotel and other revenues for the three and nine months ended September 30, 2021 increased $119.5 million and $293.2 million, respectively, compared to the prior year corresponding periods, primarily due to strong visitation levels, increased length of play, lifting of capacity and operational restrictions previously in place in response to the COVID-19 pandemic, as well as the inclusion of the operating results from our two new properties discussed above. Additionally, other revenues include a gross-up of gaming tax reimbursement amounts derived from arrangements which allow our third party partners to operate online casinos and online sportsbooks under our gaming licenses of $44.0 million and $129.5 million for the three and nine months ended September 30, 2021, respectively.
During the prior year periods, food, beverage, hotel and other revenues were negatively impacted by temporary closures for a portion of the year at all of our properties due to the COVID-19 pandemic. Additionally, upon reopening occurring mainly in 2020, our properties were subject to the implementation of social distancing and health and safety protocols, reduced hotel capacity and limitations on the number of food and beverage offerings.
See “Segment comparison of the three and nine months ended September 30, 2021 and 2020” below for more detailed explanations of the fluctuations in revenues.

Operating expenses
The following table presents our consolidated operating expenses:

	For the three months ended September 30,		Change		For the nine months ended September 30,		Change
(dollars in millions)	2021	2020	$	%	2021	2020	$	%
Operating expenses
Gaming	$652.4	$458.1	$194.3	42.4%	$1,801.1	$1,101.0	$700.1	63.6%
Food, beverage, hotel and other	160.1	70.1	90.0	128.4%	431.8	260.0	171.8	66.1%
General and administrative	376.5	317.6	58.9	18.5%	1,019.2	828.7	190.5	23.0%
Depreciation and amortization	83.7	87.7	(4.0)	(4.6)%	246.9	275.3	(28.4)	(10.3)%
Impairment losses	—	—	—	—%	—	616.1	(616.1)	(100.0)%
Total operating expenses	$1,272.7	$933.5	$339.2	36.3%	$3,499.0	$3,081.1	$417.9	13.6%
Gaming expenses consist primarily of payroll expenses associated with our gaming operations and gaming taxes. Gaming expenses for the three and nine months ended September 30, 2021 increased $194.3 million and $700.1 million, respectively, compared to the prior year corresponding periods, primarily due to an increase in gaming taxes resulting from the increase in gaming revenues, as discussed above, as well as increases in payroll and marketing expenses due to increased volumes. Additionally, during the three and nine months ended September 30, 2020, all of our properties were subject to temporary closures for a portion of the year due to the COVID-19 pandemic, and upon reopening, operated under restricted gaming patron capacity.
Food, beverage, hotel and other expenses consist primarily of payroll expenses and costs of goods sold associated with our food, beverage, hotel, retail, racing, and other operations. Also included in other expenses are gaming taxes of $44.0 million and $129.5 million for the three and nine months ended September 30, 2021, respectively, on revenues derived from arrangements which allow for third party partners to operate online casinos and online sportsbooks under our gaming licenses for which we collect and remit applicable gaming taxes. Food, beverage, hotel and other expenses for the three and nine months ended September 30, 2021 increased $90.0 million and $171.8 million, respectively, compared to the prior year corresponding periods, primarily due to the inclusion of the gaming taxes in the current year periods, discussed above, and increases in cost of sales and payroll expenses due to increased volumes experienced subsequent to reopening. The prior year periods were impacted by temporary closures for a portion of the year at all of our properties due to the COVID-19 pandemic and upon reopening occurring mainly in 2020 our properties operated within locally restricted capacity and limited food and beverage and other amenities offerings.
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
For the three months ended September 30, 2021, general and administrative expenses increased period over period primarily due to increased payroll costs of $29.9 million and increased facility costs of $21.9 million, both related to increased property volumes. In addition, general and administrative expenses include legal and other professional costs associated with acquisitions, primarily related to the acquisition of theScore, and a $12.5 million political contribution related to the California sports betting initiative, offset by a decrease in the Company’s cash-settled stock-based awards expense of $34.3 million, which is primarily driven by the Company’s stock price.
For the nine months ended September 30, 2021, general and administrative expenses increased period over period primarily due to an increase of $79.7 million in payroll expenses with lower payroll costs incurred as a result of property closures and limited capacity upon reopening during the nine months ended September 30, 2020, a $46.1 million increase in general facility costs related to increased property volumes, and a $32.6 million increase in rent expenses associated with our triple net operating leases, principally related to the Tropicana Lease. Furthermore, we incurred legal and other professional costs of $14.7 million associated with acquisitions, primarily related to theScore, and we contributed $12.5 million to the California sports betting initiative as discussed above. The increases were offset by a decrease in the Company’s cash-settled stock-based awards expense of $32.4 million, which is primarily driven by the Company’s stock price. Additionally, the general and administrative balance for nine months ended September 30, 2020, reflects a $28.5 million gain from the sale of our Tropicana property in April 2020.
Depreciation and amortization for the three and nine months ended September 30, 2021 decreased period over period primarily due to fixed assets and intangible assets becoming fully depreciated and amortized, and the sale of the real estate assets of Tropicana in April 2020.
Impairment losses for the nine months ended September 30, 2020 primarily relates to impairments taken on our goodwill and other intangible assets of $113.0 million and $498.5 million, respectively, as a result of an interim impairment assessment during the first quarter of 2020. During the first quarter of 2020, we identified an indicator of impairment triggered by the COVID-19 pandemic, which caused all of our gaming properties to temporarily close. There were no impairment losses during the three and nine months ended September 30, 2021.
Other income (expenses)
The following table presents our consolidated other income (expenses):

	For the three months ended September 30,		Change		For the nine months ended September 30,		Change
(dollars in millions)	2021	2020	$	%	2021	2020	$	%
Other income (expenses)
Interest expense, net	$(144.9)	$(142.3)	$(2.6)	1.8%	$(418.6)	$(407.1)	$(11.5)	2.8%
Income from unconsolidated affiliates	$9.1	$5.0	$4.1	82.0%	$27.8	$7.4	$20.4	275.7%
Other	$19.2	$68.0	$(48.8)	(71.8)%	$43.1	$75.5	$(32.4)	(42.9)%
Income tax benefit (expense)	$(36.4)	$14.3	$(50.7)	N/M	$(110.1)	$172.2	$(282.3)	N/M
N/M - Not meaningful
Interest expense, net increased for the nine months ended September 30, 2021 as compared to the prior year period, due to interest expenses related to our Other long-term obligations.
Income from unconsolidated affiliates relates principally to Barstool Sports, and our Kansas Entertainment and Freehold Raceway joint ventures. The increase for the three and nine months ended September 30, 2021, compared to the prior year corresponding periods, was due to ongoing positive results in the operations at Hollywood Casino at Kansas Speedway, which was closed for a period in the prior year, and upon reopening in 2020, operated under capacity restrictions, and income earned from our Barstool Sports investment, which we completed in February, 2020. We record our proportionate share of Barstool Sports’ net income or loss one quarter in arrears.
Other includes miscellaneous income and expense items and primarily relates to realized and unrealized gains and losses on equity securities (including warrants), held by Penn Interactive and unrealized gains and losses related to certain Barstool Sports shares. Equity securities were provided to the Company in conjunction with entering into multi-year agreements with sports betting operators for online sports betting and related iGaming market access across our portfolio. For the three months ended September 30, 2021, other income primarily consisted of a loss of $20.1 million offset by an unrealized holding gain of $10.1 million, and a $29.9 million gain related to the valuation of our joint venture investment in Sam Houston and Valley Race Parks prior to the acquisition of the remaining 50% on August 1, 2021. For the nine months ended September 30, 2021, other income primarily consisted of a loss of $20.1 million offset by an unrealized holding gain of $28.9 million, and a $29.9 million gain related to our investment in Sam Houston and Valley Race Parks as previously described. For the three and nine months ended September 30, 2020, other income was comprised primarily of holding gains of $67.9 million and $75.6 million, respectively.

Income tax benefit (expense) was a $36.4 million and $110.1 million expense for the three and nine months ended September 30, 2021, respectively, as compared to a $14.3 million and $172.2 million benefit for the three and nine months ended September 30, 2020, respectively. Our effective tax rate (income taxes as a percentage of income or loss from operations before income taxes) including discrete items was 29.7% and 22.7% for the three and nine months ended September 30, 2021 respectively, as compared to (11.3)% and 20.2% for the three and nine months ended September 30, 2020, respectively. The change in the effective rate for the nine months ended September 30, 2021 as compared to the prior year period was primarily due to an increase of pre-tax income.

Our effective income tax rate can vary each reporting period depending on, among other factors, the geographic and business mix of our earnings, changes to our valuation allowance, and the level of our tax credits. Certain of these and other factors, including our history and projections of pre-tax earnings, are considered in assessing our ability to realize our net deferred tax assets.
Segment comparison of the three and nine months ended September 30, 2021 and 2020
Northeast Segment

	For the three months ended September 30,		Change		For the nine months ended September 30,		Change
(dollars in millions)	2021	2020	$	%	2021	2020	$	%
Revenues
Gaming	$616.2	$508.0	$108.2	21.3%	$1,745.7	$1,060.8	$684.9	64.6%
Food, beverage, hotel and other	56.2	37.1	19.1	51.5%	150.1	107.7	42.4	39.4%
Total revenues	$672.4	$545.1	$127.3	23.4%	$1,895.8	$1,168.5	$727.3	62.2%

Adjusted EBITDAR	$221.1	$204.8	$16.3	8.0%	$645.9	$325.7	$320.2	98.3%
Adjusted EBITDAR margin	32.9%	37.6%		-470 bps	34.1%	27.9%		620 bps
The Northeast segment’s revenues for the three and nine months ended September 30, 2021 increased by $127.3 million and $727.3 million, respectively, over the prior year corresponding periods, primarily due to easing of capacity restrictions, strong visitation levels, and increased length of play. In addition, the Northeast segment includes operating results from our two new properties, Hollywood Casino Perryville, which was acquired on July 1, 2021, and Hollywood Casino York, which opened on August 12, 2021. During the three and nine months ended September 30, 2020, our Northeast segment's operating results were negatively impacted by temporary closures for a portion of the year at all of our properties due to the COVID-19 pandemic. Additionally, upon reopening, in 2020 (and in the case of our Pennsylvania properties upon a second reopening in January 2021 stemming from a mandated second temporary closure commencing in the fourth quarter of 2020), our properties operated within locally restricted gaming capacity and limited food and beverage and other amenities offerings.
For the three months ended September 30, 2021, the Northeast segment’s Adjusted EBITDAR increased $16.3 million primarily due to increases in gaming and non gaming revenues. As operating restrictions eased, our proportionate share of non gaming activity increased as compared to the prior year quarter and resulted in increased payroll, cost of sales and marketing expenses, which decreased Adjusted EBITDAR margin by 470 basis points to 32.9%.
For the nine months ended September 30, 2021, the Northeast segment’s Adjusted EBITDAR increased by $320.2 million primarily due the temporary property closures for a portion of the prior year period while the current year period benefited from an increase in gaming revenues, as discussed above. Adjusted EBITDAR margin increased 620 basis points to 34.1% primarily due to a higher proportionate share of gaming activity in the current year period, yielding a higher overall Adjusted EBITDAR margin.

South Segment

	For the three months ended September 30,		Change		For the nine months ended September 30,		Change
(dollars in millions)	2021	2020	$	%	2021	2020	$	%
Revenues
Gaming	$253.0	$208.0	$45.0	21.6%	$802.8	$480.3	$322.5	67.1%
Food, beverage, hotel and other	65.2	47.6	17.6	37.0%	179.5	120.1	59.4	49.5%
Total revenues	$318.2	$255.6	$62.6	24.5%	$982.3	$600.4	$381.9	63.6%

Adjusted EBITDAR	$137.0	$120.3	$16.7	13.9%	$448.0	$217.3	$230.7	106.2%
Adjusted EBITDAR margin	43.1%	47.1%		-400 bps	45.6%	36.2%		940 bps
The South segment’s revenues for the three and nine months ended September 30, 2021 increased by $62.6 million and $381.9 million, respectively, over the prior year corresponding periods, primarily due to easing of capacity restrictions, strong visitation levels, and increased length of play. The South segment revenues were impacted by temporary closures during the hurricane season in both the three months ended September 30, 2021 and 2020. During the nine months ended September 30, 2020, our South segment's operating results were negatively impacted by temporary closures for a portion of the year at all of our properties due to the COVID-19 pandemic. Additionally, upon reopening our properties operated within locally restricted gaming capacity and limited food and beverage and other amenities offerings.
For the three months ended September 30, 2021, the South segment’s Adjusted EBITDAR increased $16.7 million due to the increases in gaming and non gaming revenues. As operating restrictions eased, our proportionate share of non gaming activity increased as compared to the prior year quarter and resulted in increased payroll, cost of sales and marketing expenses, which decreased Adjusted EBITDAR margin by 400 basis points to 43.1%.
For the nine months ended September 30, 2021, the South segment’s Adjusted EBITDAR increased by $230.7 million primarily due the temporary property closures for a portion of the prior year period while the current year period benefited from an increase in gaming revenues, as discussed above. Adjusted EBITDAR margin increased 940 basis points to 45.6% primarily due to a higher proportionate share of gaming activity in the current year period yielding a higher overall Adjusted EBITDAR margin.
West Segment

	For the three months ended September 30,		Change		For the nine months ended September 30,		Change
(dollars in millions)	2021	2020	$	%	2021	2020	$	%
Revenues
Gaming	$96.7	$54.0	$42.7	79.1%	$262.5	$138.7	$123.8	89.3%
Food, beverage, hotel and other	49.0	24.7	24.3	98.4%	120.2	84.3	35.9	42.6%
Total revenues	$145.7	$78.7	$67.0	85.1%	$382.7	$223.0	$159.7	71.6%

Adjusted EBITDAR	$54.5	$33.6	$20.9	62.2%	$151.1	$55.2	$95.9	173.7%
Adjusted EBITDAR margin	37.4%	42.7%		-530 bps	39.5%	24.8%		1,470 bps
The West segment’s revenues for the three and nine months ended September 30, 2021 increased by $67.0 million and $159.7 million, respectively, over the prior year corresponding periods, primarily due to easing of capacity restrictions, strong visitation levels, and increased length of play. During the three and nine months ended September 30, 2020, our West segment’s operating results were negatively impacted by temporary closures for a portion of the year at all of our properties due to the COVID-19 pandemic, with our Zia Park property remaining temporarily closed during the entire quarter ended September 30, 2020, and our Tropicana Las Vegas Hotel and Casino property reopening on September 17, 2020. Additionally, upon reopening our properties operated within locally restricted gaming and hotel (if applicable) capacity and limited food and beverage and other amenities offerings.
For the three months ended September 30, 2021, the West segment’s Adjusted EBITDAR increased $20.9 million primarily due to increases in gaming and non gaming revenues. Adjusted EBITDAR margin decreased by 530 basis points to 37.4% primarily due to an increase in gaming taxes and an increase in payroll and cost of sales expenses driven by an increase in our proportionate share of non gaming activity as compared to the prior year quarter.
For the nine months ended September 30, 2021, the West segment’s Adjusted EBITDAR increased by $95.9 million primarily due the temporary property closures for a portion of the prior year period while the current year period benefited from an increase in gaming revenues, as discussed above. Adjusted EBITDAR margin increased 1,470 basis points to 39.5%, primarily due to a higher proportionate share of gaming activity in the current year period, yielding a higher overall Adjusted EBITDAR margin.

Midwest Segment

	For the three months ended September 30,		Change		For the nine months ended September 30,		Change
(dollars in millions)	2021	2020	$	%	2021	2020	$	%
Revenues
Gaming	$259.3	$212.7	$46.6	21.9%	$748.3	$442.4	$305.9	69.1%
Food, beverage, hotel and other	26.4	16.4	10.0	61.0%	66.9	50.8	16.1	31.7%
Total revenues	$285.7	$229.1	$56.6	24.7%	$815.2	$493.2	$322.0	65.3%

Adjusted EBITDAR	$125.8	$108.5	$17.3	15.9%	$374.0	$173.4	$200.6	115.7%
Adjusted EBITDAR margin	44.0%	47.4%		-340 bps	45.9%	35.2%		1,070 bps
The Midwest segment’s revenues for the three and nine months ended September 30, 2021 increased by $56.6 million and $322.0 million, respectively, primarily due to strong visitation levels, and increased length of play. During the nine months ended September 30, 2020, our Midwest segment's operating results were negatively impacted by temporary closures for a portion of the year at all of our properties due to the COVID-19 pandemic. Additionally, upon reopening in 2020 (and in the case of our Illinois properties upon a second reopening in January 2021 stemming from a mandated second temporary closure commencing in the fourth quarter of 2020) our properties operated within locally restricted gaming capacity and limited food and beverage and other amenities offerings.
For the three months ended September 30, 2021, the Midwest segment’s Adjusted EBITDAR increased $17.3 million primarily due to increases in gaming and non gaming revenues. Adjusted EBITDAR margin decreased by 340 basis points to 44.0% primarily due to an increase in gaming taxes and an increase in payroll , marketing, and cost of sales expenses driven by an increase in our proportionate share of non gaming activity as compared to the prior year quarter.
For the nine months ended September 30, 2021, the Midwest segment’s Adjusted EBITDAR increased by $200.6 million primarily due the temporary property closures for a portion of the prior year period while the current year period benefited from an increase in gaming revenues, as discussed above. Adjusted EBITDAR margin increased 1,070 basis points to 45.9% primarily due to a higher proportionate share of gaming activity in the current year period, yielding a higher overall Adjusted EBITDAR margin.
Other

	For the three months ended September 30,		Change		For the nine months ended September 30,		Change
(dollars in millions)	2021	2020	$	%	2021	2020	$	%
Revenues
Gaming	$31.0	$11.0	$20.0	181.8%	$84.4	$33.7	$50.7	150.4%
Food, beverage, and other	65.5	12.7	52.8	415.7%	197.7	37.9	159.8	421.6%
Total revenues	$96.5	$23.7	$72.8	307.2%	$282.1	$71.6	$210.5	294.0%

Adjusted EBITDAR	$(58.1)	$(14.6)	$(43.5)	297.9%	$(105.1)	$(42.2)	$(62.9)	149.1%
Total revenues for the Other category increased for the three and nine months ended September 30, 2021, as compared to the prior year corresponding periods, primarily as a result of the activities at Penn Interactive. The three and nine months ended September 30, 2021 include a gross-up of gaming tax reimbursement amounts derived from arrangements which allow for our third party partners to operate online casinos and online sportsbooks under our gaming licenses of $44.0 million and $129.5 million, respectively. Penn Interactive's operations continue to build with the launch of the online Barstool Sportsbook in eight new states in 2021, and with ongoing increases in online social and real-money gaming revenue.
Adjusted EBITDAR decreased by $43.5 million and $62.9 million for the three and nine months ended September 30, 2021, respectively, as compared to the prior year corresponding periods, primarily due to increased expenses related to the ramp up of the Penn Interactive online sportsbook and casino operations and increases in corporate overhead costs as operations returned to pre-pandemic levels. Additionally, included in the three and nine months ended September 30, 2021 was a $12.5 million political contribution related to the California sports betting initiative. For the three and nine months ended

September 30, 2021, corporate overhead costs were $27.8 million and $77.9 million, as compared to $20.1 million and $61.0 million for the three and nine months ended September 30, 2020.

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
We define Adjusted EBITDA as earnings before interest expense, net; income taxes; depreciation and amortization; stock-based compensation; debt extinguishment and financing charges; impairment losses; insurance recoveries, net of deductible charges; changes in the estimated fair value of our contingent purchase price obligations; gain or loss on disposal of assets, the difference between budget and actual expense for cash-settled stock-based awards; pre-opening expenses; and other. Adjusted EBITDA is inclusive of income or loss from unconsolidated affiliates, with our share of non-operating items (such as interest expense, net; income taxes; depreciation and amortization; and stock-based compensation expense) added back for Barstool Sports and our Kansas Entertainment, LLC joint venture. Adjusted EBITDA is inclusive of rent expense associated with our triple net operating leases (the operating lease components contained within our triple net master lease dated November 1, 2013 with GLPI and the triple net master lease assumed in connection with our acquisition of Pinnacle Entertainment, Inc. (primarily land), our individual triple net leases with GLPI for the real estate assets used in the operation of Tropicana Las Vegas Hotel and Casino, Inc. and Hollywood Casino at Meadows Racetrack, and our individual triple net leases with VICI for the real estate assets used in the operations of Margaritaville Casino Resort and Greektown Casino-Hotel). Although Adjusted EBITDA includes rent expense associated with our triple net operating leases, we believe Adjusted EBITDA is useful as a supplemental measure in evaluating the performance of our consolidated results of operations. We define Adjusted EBITDA margin as Adjusted EBITDA divided by consolidated revenues.
Adjusted EBITDA has economic substance because it is used by management as a performance measure to analyze the performance of our business, and is especially relevant in evaluating large, long-lived casino-hotel projects because it provides a perspective on the current effects of operating decisions separated from the substantial nonoperational depreciation charges and financing costs of such projects. We present Adjusted EBITDA because it is used by some investors and creditors as an indicator of the strength and performance of ongoing business operations, including our ability to service debt, and to fund capital expenditures, acquisitions and operations. These calculations are commonly used as a basis for investors, analysts and credit rating agencies to evaluate and compare operating performance and value companies within our industry. In order to view the operations of their casinos on a more stand-alone basis, gaming companies, including us, have historically excluded from their Adjusted EBITDA calculations certain corporate expenses that do not relate to the management of specific casino properties. However, Adjusted EBITDA is not a measure of performance or liquidity calculated in accordance with GAAP. Adjusted EBITDA information is presented as a supplemental disclosure, as management believes that it is a commonly used measure of performance in the gaming industry and that it is considered by many to be a key indicator of the Company’s operating results.
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

	For the three months ended September 30,		For the nine months ended September 30,
(dollars in millions)	2021	2020	2021	2020
Net income (loss)	$86.1	$141.2	$375.7	$(681.8)
Income tax expense (benefit)	36.4	(14.3)	110.1	(172.2)
Income from unconsolidated affiliates	(9.1)	(5.0)	(27.8)	(7.4)
Interest expense, net	144.9	142.3	418.6	407.1
Other income	(19.2)	(68.0)	(43.1)	(75.5)
Operating income (loss)	239.1	196.2	833.5	(529.8)
Stock-based compensation (1)	8.5	2.8	21.9	11.7
Cash-settled stock-based award variance (1)(2)	5.2	39.5	14.3	46.7
Loss (gain) on disposal of assets (1)	0.3	(6.0)	0.1	(33.9)
Contingent purchase price (1)	0.6	—	1.9	(1.4)
Pre-opening expenses (1)(3)	1.6	4.8	2.8	11.5
Depreciation and amortization	83.7	87.7	246.9	275.3
Impairment losses	—	—	—	616.1
Insurance recoveries, net of deductible charges (1)	—	—	—	(0.1)
Income from unconsolidated affiliates	9.1	5.0	27.8	7.4
Non-operating items of equity method investments (4)	3.0	1.2	6.0	3.2
Other expenses (1)(3)(5)	13.2	12.4	15.8	12.4
Adjusted EBITDA	364.3	343.6	1,171.0	419.1
Rent expense associated with triple net operating leases (1)	116.0	109.0	342.9	310.3
Adjusted EBITDAR	$480.3	$452.6	$1,513.9	$729.4

Net income (loss) margin	5.7%	12.5%	8.7%	(26.7)%
Adjusted EBITDA margin	24.1%	30.4%	27.0%	16.4%
Adjusted EBITDAR margin	31.8%	40.1%	34.9%	28.6%
(1)    These items are included in “General and administrative” within the Company’s unaudited Consolidated Statements of Operations and Comprehensive Income (Loss).
(2)    Our cash-settled stock-based awards are adjusted to fair value each reporting period based primarily on the price of the Company’s common stock. As such, significant fluctuations in the price of the Company’s common stock during any reporting period could cause significant variances to budget on cash-settled stock-based awards. During the three and nine months ended September 30, 2021, the fluctuations in the price of the Company’s common stock resulted in losses.
(3)    During 2020 and during the first quarter of 2021, acquisition costs were included within pre-opening and acquisition costs. Beginning with the quarter ended June 30, 2021, acquisition costs are presented as part of other expenses.
(4)    Consists principally of interest expense, net; income taxes; depreciation and amortization; and stock-based compensation expense associated with Barstool Sports and our Kansas Entertainment joint venture. We record our portion of Barstool Sports, Inc.'s net income or loss, including adjustments to arrive at Adjusted EBITDAR, one quarter in arrears.
(5)    Consists of non-recurring acquisition and transaction costs, finance transformation costs associated with the implementation of our new Enterprise Resource Management system and non-recurring restructuring charges (primarily severance) associated with a company-wide initiative, triggered by the COVID-19 pandemic, designed to (i) improve the operational effectiveness across our property portfolio; (ii) improve the effectiveness and efficiency of our Corporate functional support area.

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

	For the nine months ended September 30,		Change
(dollars in millions)	2021	2020	$	%
Net cash provided by operating activities	$779.0	$220.8	$558.2	252.8%
Net cash used in investing activities	$(269.5)	$(235.9)	$(33.6)	14.2%
Net cash provided by financing activities	$375.2	$1,445.5	$(1,070.3)	(74.0)%

Operating Cash Flow
Net cash provided by operating activities increased by $558.2 million for the nine months ended September 30, 2021, primarily due to increased gaming revenues as operations at our properties benefited from strong visitation levels, increased length of play, and higher overall Adjusted EBITDAR margins. Operating cash flows in the prior year were negatively impacted by the temporary closures of all of our properties due to the COVID-19 pandemic, which significantly decreased cash receipts from customers, offset by the utilization of rent credits resulting from the sale of our Tropicana property.
Investing Cash Flow
Cash used in investing activities for the nine months ended September 30, 2021 of $269.5 million is primarily due to the acquisitions of HitPoint, Perryville, and the remaining 50% interest of Sam Houston, purchases of gaming licenses, and capital expenditures. For the nine months ended September 30, 2020, cash used in investing activities was primarily the completion of our investment in Barstool Sports in February of 2020 and capital expenditures.
Capital Expenditures
Capital expenditures are accounted for as either project capital (new facilities or expansions) or maintenance (replacement) capital expenditures. Cash provided by operating activities as well as cash available under our Revolving Credit Facility was available to fund our capital expenditures for nine months ended September 30, 2021 and 2020.
Capital expenditures for the nine months ended September 30, 2021 and 2020 were $137.8 million and $97.6 million, respectively. Capital expenditures related to our York and Morgantown development project were $46.6 million for the nine months ended September 30, 2021. Capital expenditures have increased for the nine months ended September 30, 2021, as compared to the prior year period, due to the spending on our development projects as the properties prepared or continue to prepare for opening. We expect that as operations continue to recover, capital expenditures will increase.
Financing Cash Flow
For the nine months ended September 30, 2021, net cash provided by financing activities totaled $375.2 million compared to $1.4 billion in net cash provided in the prior year period. During the nine months ended September 30, 2021, we had net cash proceeds of $400.0 million related to the issuance of our 4.125% Notes due 2029. During the nine months ended September 30, 2020, we had net cash proceeds of $331.2 million and $957.6 million related to the issuance of the Company's common equity in May 2020 and September 2020, respectively, and $322.2 million of net proceeds related to the issuance of our Convertible Notes due 2026, with net repayments under our Senior Secured Credit Facilities of $175.0 million, which primarily resulted in a decrease of $1.1 billion as compared to the current year period.
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
In February 2021, the Company entered into a financing arrangement providing the Company with upfront cash proceeds while permitting us to participate in future proceeds on certain claims. The financing obligation has been classified as a non-current liability, which is expected to be settled in a future period of which the principal is contingent and predicated on other events. Consistent with an obligor’s accounting under a debt instrument, period interest will be accreted using an effective interest rate of 27.0% and until such time that the claims and related obligation is settled. The amount included in interest expense related to this obligation was $6.9 million and $12.1 million for the three and nine months ended September 30, 2021, respectively.
On July 1, 2021, the Company completed an offering of $400.0 million aggregate principal amount of 4.125% Senior Unsecured Notes that mature on July 1, 2029 (the “4.125% Notes”). The 4.125% Notes were issued at par and interest is payable semi-annually on January 1st and July 1st of each year. The Company intends to use the proceeds from the 4.125% Notes for general corporate purposes.

At September 30, 2021, we had $2.9 billion in aggregate principal amount of indebtedness, including $1.6 billion outstanding under our Senior Secured Credit Facilities, $400.0 million outstanding under our 5.625% senior unsecured notes, $400.0 million outstanding under our 4.125% senior unsecured notes, $330.5 million outstanding under our Convertible Notes, and $148.8 million outstanding in other long-term obligations. No amounts were drawn on our Revolving Credit Facility. We have no debt maturing prior to 2023. As of September 30, 2021 we had conditional obligations under letters of credit issued pursuant to the Senior Secured Credit Facilities with face amounts aggregating to $26.4 million resulting in $673.6 million available borrowing capacity under our Revolving Credit Facility.

Covenants

Our Senior Secured Credit Facilities, 5.625% Notes and 4.125% Notes require us, among other obligations, to maintain specified financial ratios and to satisfy certain financial tests. In addition, our Senior Secured Credit Facilities, 5.625% Notes and 4.125% Notes, restrict, among other things, our ability to incur additional indebtedness, incur guarantee obligations, amend debt instruments, pay dividends, create liens on assets, make investments, engage in mergers or consolidations, and otherwise restrict corporate activities. Our debt agreements also contain customary events of default, including cross-default provisions that require us to meet certain requirements under the Penn Master Lease and the Pinnacle Master Lease (both of which are defined in Note 9, “Leases” of our unaudited Consolidated Financial Statements), each with GLPI. If we are unable to meet our financial covenants or in the event of a cross-default, it could trigger an acceleration of payment terms.

As of September 30, 2021, the Company was in compliance with all required financial covenants. The Company believes that it will remain in compliance with all of its required financial covenants for at least the next twelve months following the date of filing this Quarterly Report on Form 10-Q with the SEC.
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

Score Media and Gaming Inc.
On October 19, 2021, we completed the previously announced 100% acquisition of the Score Media and Gaming Inc., a British Columbia corporation (“theScore”) for a purchase price of approximately $1.9 billion. Under the terms of the agreement, 1317774 B.C. Ltd. (the “Purchaser”), an indirectly wholly owned subsidiary of Penn National, acquired each of the issued and outstanding theScore shares (other than those held by Penn National and its subsidiaries) for US$17.00 per share in cash consideration, totaling $0.9 billion, and either 0.2398 of a share of common stock, par value $0.01 of Penn Common Stock or, if validly elected, 0.2398 of an exchangeable share in the capital of the Purchaser (each whole share, an “Exchangeable Share”), totaling 12,319,340 shares of Penn Common Stock and 697,539 Exchangeable Shares, or approximately $1.0 billion. Each Exchangeable Share will be exchangeable into 1 share of Penn Common Stock at the option of the holder, subject to certain adjustments. In addition, Purchaser may redeem all outstanding Exchangeable Shares in exchange for shares of Penn Common Stock at any time following the fifth anniversary of the closing, or earlier under certain circumstances. Due to the timing of the acquisition and its proximity to the date of this report, the preliminary purchase price allocation has not been completed as the Company is currently in the process of determining the purchase price allocation to tangible and identifiable intangible assets acquired and liabilities assumed. The acquisition provides us with the technology, resources and audience reach to accelerate our media and sports betting strategy across North America.

Triple Net Leases
The majority of the real estate assets used in the Company’s operations are subject to triple net master leases; the most significant of which are the Penn Master Lease and the Pinnacle Master Lease. The Company’s Master Leases are accounted for as either operating leases, finance leases, or financing obligations. In addition, six of the gaming facilities used in our operations are subject to individual triple net leases. We refer to the Penn Master Lease, the Pinnacle Master Lease, the Perryville Lease, the Meadows Lease, the Margaritaville Lease, the Greektown Lease, the Tropicana Lease and the Morgantown Lease, collectively, as our Triple Net Leases.
Under our Triple Net Leases, in addition to lease payments for the real estate assets, we are required to pay the following, among other things: (i) all facility maintenance; (ii) all insurance required in connection with the leased properties and the business conducted on the leased properties; (iii) taxes levied on or with respect to the leased properties (other than taxes on the income of the lessor); (iv) all tenant capital improvements; and (v) all utilities and other services necessary or appropriate for the leased properties and the business conducted on the leased properties. Additionally, our Triple Net Leases are subject to annual escalators and periodic percentage rent resets, as applicable. See Note 9, “Leases,” in the notes to our unaudited Consolidated Financial Statements for further discussion and disclosure related to the Company's leases.

As a result of the annual escalator effective November 1, 2021, for the lease year ended October 31, 2021, the fixed component of rent under the Penn Master Lease increased by $5.6 million.
Payments to our REIT Landlords under Triple Net Leases

Total payments made to our REIT Landlords, GLPI and VICI, were as follows:

	For the three months ended September 30,		For the nine months ended September 30,
(in millions)	2021	2020	2021	2020
Penn Master Lease (1)	$118.4	$120.3	$357.1	$343.4
Pinnacle Master Lease (1)	82.4	81.3	245.8	245.6
Perryville Lease	1.9	—	1.9	—
Meadows Lease (1)	6.2	6.7	18.6	20.2
Margaritaville Lease	5.9	5.9	17.6	17.6
Greektown Lease	12.9	13.9	40.3	41.7
Morgantown Lease	0.8	—	2.3	—
Total (2)	$228.5	$228.1	$683.6	$668.5
(1)During the three and nine months ended September 30, 2020, we utilized rent credits to pay $83.0 million, $54.2 million and $4.5 million and $155.1 million, $108.4 million and $9.0 million of rent under the Penn Master Lease, Pinnacle Master Lease and Meadows Lease, respectively.
(2)Rent payable under the Tropicana Lease is nominal. Therefore, this lease has been excluded from the table above.

Outlook

Based on our current level of operations, we believe that cash generated from operations and cash on hand, together with amounts available under our Senior Secured Credit Facilities, will be adequate to meet our anticipated obligations under our Triple Net Leases, debt service requirements, capital expenditures and working capital needs for the foreseeable future. However, our ability to generate sufficient cash flow from operations will depend on a range of economic, competitive and business factors, many of which are outside our control, including the ongoing impact of the COVID-19 pandemic. We cannot be certain: (i) of the impact of any continuing operating restrictions to accommodate social distancing and health and safety guidelines on our properties and financial results, including the cash generated from operations; (ii) of the magnitude and duration of the impact of the COVID-19 pandemic (including reoccurrences) on general economic conditions, capital markets, unemployment and our liquidity, operations, supply chain and personnel, including the potential that some or all of our properties may again be forced to close or cease operations for a certain period of time; (iii) that the U.S. economy and our business will maintain its recovery from the impacts of the COVID-19 pandemic; (iv) that our anticipated earnings projections will be realized; (v) that we will achieve the expected synergies from our acquisitions; and (vi) that future borrowings will be available under our Senior Secured Credit Facilities or otherwise will be available in the credit markets to enable us to service our indebtedness or to make anticipated capital expenditures. We caution you that the trends seen at our reopened properties, such as strong visitation and increased length of play, may not continue. In addition, while we anticipated that a significant amount of our future growth would come through the pursuit of opportunities within other distribution channels, such as retail and online sports betting, social gaming, retail gaming, and iGaming; from acquisitions of gaming properties at reasonable valuations; greenfield projects; and jurisdictional expansions and property expansion in under-penetrated markets; there can be no assurance that this will be the case given the uncertainty arising from the COVID-19 pandemic. If we consummate significant acquisitions in the future or undertake any significant property expansions, our cash requirements may increase significantly and we may need to make additional borrowings or complete equity or debt financings to meet these requirements. See “Part II, Item 1A. Risk Factors” of this Form 10-Q and Part I, Item 1A. “Risk Factors” of the Company’s Form 10-K for the year ended December 31, 2020 for a discussion of additional risks related to the Company’s capital structure.
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

CRITICAL ACCOUNTING ESTIMATES
A complete discussion of our critical accounting estimates is included in our Form 10-K for the year ended December 31, 2020. There have been no significant changes in our critical accounting estimates during the nine months ended September 30, 2021.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
For information with respect to new accounting pronouncements and the impact of these pronouncements on our unaudited Consolidated Financial Statements, see Note 3, “New Accounting Pronouncements,” in the notes to our unaudited Consolidated Financial Statements.

IMPORTANT FACTORS REGARDING FORWARD-LOOKING STATEMENTS
This Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements can be identified by the use of forward-looking terminology such as “expects,” “believes,” “estimates,” “projects,” “intends,” “plans,” “goal,” “seeks,” “may,” “will,” “should,” or “anticipates” or the negative or other variations of these or similar words, or by discussions of future events, strategies or risks and uncertainties. Specifically, forward-looking statements include, but are not limited to, statements regarding: COVID-19; continued demand for the gaming properties that have reopened and the possibility that the Company’s gaming properties may be required to close again in the future due to COVID-19; the impact of COVID-19 on general economic conditions, capital markets, unemployment, and the Company’s liquidity, operations, supply chain and personnel; the potential benefits of the Company’s recently completed acquisition of theScore; the Company’s estimated cash burn and future liquidity, future revenue and Adjusted EBITDAR, including from the Company’s investment in Barstool sports and its ongoing launch of its iGaming products and online sports betting products, including the Barstool Sportsbook mobile app; the Company’s expectations of future results of operations and financial condition, including margins; the Company’s expectations for its properties; the Company’s development projects; the timing, cost and expected impact of planned capital expenditures on the Company’s results of operations; the anticipated opening dates of the Company’s retail sportsbooks in future states; the Company’s expectations with regard to acquisitions, potential divestitures and development opportunities, as well as the integration of and synergies related to any companies the Company have acquired or may acquire; the outcome and financial impact of the litigation in which the Company is or will be periodically involved; the actions of regulatory, legislative, executive or judicial decisions at the federal, state or local level with regard to our business and the impact of any such actions; the Company’s ability to maintain regulatory approvals for its existing businesses and to receive regulatory approvals for its new business partners; the Company’s expectations with regard to the impact of competition in online sports betting, iGaming and retail/mobile sportsbooks as well as the potential impact of this business line on the Company’s existing businesses; and the performance of the Company’s partners in online sports betting, iGaming and retail/mobile sportsbooks, including the risks associated with any new business, the actions of regulatory, legislative, executive or judicial decisions with regard to online sports betting, iGaming and retail/mobile sportsbooks and the impact of any such actions. Such statements are all subject to risks, uncertainties and changes in circumstances that could significantly affect the Company’s future financial results and business.

Accordingly, the Company cautions that the forward-looking statements contained herein are qualified by important factors that could cause actual results to differ materially from those reflected by such statements. Such factors include, but are not limited to: (a) the magnitude and duration of the impact of the COVID-19 pandemic on general economic conditions, capital markets, unemployment, consumer spending and the Company’s liquidity, financial condition, supply chain, operations and personnel; (b) industry, market, economic, political, regulatory and health conditions; (c) disruptions in operations from data protection breaches, cyberattacks, extreme weather conditions, medical epidemics or pandemics such as the COVID-19, and other natural or man-made disasters or catastrophic events; (d) the Company’s ability to access additional capital on favorable terms or at all; (e) the Company’s ability to remain in compliance with the financial covenants of its debt obligations; (f) actions to reduce costs and improve efficiencies to mitigate losses as a result of the COVID-19 pandemic that could negatively impact guest loyalty and the Company’s ability to attract and retain employees; (g) the outcome of any legal proceedings that may be instituted against the Company or its directors, officers or employees; (h) the impact of new or changes in current laws, regulations, rules or other industry standards; (i) the ability of the Company’s operating teams to drive revenue and margins; (j) the impact of significant competition from other gaming and entertainment operations; (k) the Company’s ability to obtain timely regulatory approvals required to own, develop and/or operate its properties, or other delays, approvals or impediments to completing its planned acquisitions or projects, construction factors, including delays, and increased costs; (l) the passage of state, federal or local legislation that would expand, restrict, further tax, prevent or negatively impact operations in or adjacent to the jurisdictions in which the Company does or seek to do business; (m) the effects of local and national economic, credit, capital market, housing, and energy conditions on the economy in general and on the gaming and lodging industries in particular; (n) our ability to identify attractive acquisition and development opportunities (especially in new business lines) and to agree to terms with, and maintain good relationships with partners and municipalities for such transactions; (o) the costs and risks involved in the pursuit of such opportunities and our ability to complete the acquisition or development of, and achieve the expected returns from, such opportunities; (p) the risk of failing to maintain the integrity of our information technology infrastructure and safeguard our business, employee and customer data (particularly as our iGaming division grows); (q) with respect to new casinos, risks relating to construction, and its ability to achieve its expected budgets, timelines and investment returns; (r) the Company may not be able to achieve the anticipated financial returns from the acquisition of “theScore”, including due to fees, costs and taxes in connection with the integration of theScore and expansion of its betting and content platform; (s) there is significant competition in the interactive gaming market; (t) potential adverse reactions or changes to business or regulatory relationships resulting from the acquisition of theScore; (u) the ability of the Company to retain and hire key personnel; and (v) other factors as discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, subsequent Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, each as filed with the U.S. Securities and Exchange Commission. The Company does not intend to update publicly any forward-looking statements except as required by law.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
We are exposed to market risk from adverse changes in interest rates with respect to the short-term floating interest rate on borrowings under our Senior Secured Credit Facilities. As of September 30, 2021, the Company’s Senior Secured Credit Facilities had a gross outstanding balance of $1.6 billion, consisting of a $597.1 million Term Loan A Facility, a $982.7 million Term Loan B-1 Facility. As of September 30, 2021, we have $673.6 million of available borrowing capacity under our Revolving Credit Facility.
The table below provides information as of September 30, 2021 about our long-term debt obligations that are sensitive to changes in interest rates, including the notional amounts maturing during the twelve month period presented and the related weighted-average interest rates by maturity dates.

(dollars in millions)	10/01/21 - 09/30/22	10/01/22 - 09/30/23	10/01/23 - 09/30/24	10/01/24 - 09/30/25	10/01/25 - 09/30/26	Thereafter	Total	Fair Value
Fixed rate	$—	$—	$—	$—	$—	$400.0	$400.0	$413.5
Average interest rate						5.625%
Fixed rate	$—	$—	$—	$—	$—	$400.0	$400.0	$393.5
Average interest rate						4.125%
Fixed rate	$—	$—	$—	$—	$—	$330.5	$330.5	$1,058.8
Average interest rate						2.75%
Variable rate	$77.6	$82.1	$471.2	$11.3	$937.6	$—	$1,579.8	$1,575.6
Average interest rate (1)	4.03%	4.23%	4.43%	3.88%	3.96%
(1)Estimated rate, reflective of forward LIBOR as of September 30, 2021 plus the spread over LIBOR applicable to variable-rate borrowing.

ITEM 4.CONTROLS AND PROCEDURES
The Company’s management, under the supervision and with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of September 30, 2021. Based on this evaluation, our principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2021 to ensure that information required to be disclosed by the Company in reports we file or submit under the Exchange Act is (i) recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the United States Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to the Company’s management, including the Company’s principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.
During the quarter ended September 30, 2021, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Related to the Acquisition of theScore

We may not realize all of the anticipated financial, marketing and operational benefits of the recently closed acquisition of theScore .

The benefits we expect to achieve as a result of theScore acquisition will depend, in part, on our ability to realize anticipated growth opportunities and cost synergies. Our success in realizing these growth opportunities and cost synergies, and the timing of this realization, depends on the successful integration of theScore’s business and operations with our business and operations. Even if we are able to integrate our business with theScore’s business successfully, this integration may not result in the realization of the full benefits of the growth opportunities and cost synergies we currently expect within the anticipated time frame or at all. For example, we may be unable to manage critical aspects of our technology stack, eliminate fees and expenses, successfully expand into new verticals, achieve growth plans, or effectively enhance customer acquisition and retention. Moreover, we anticipate that we will incur substantial expenses in connection with the integration of our business with theScore’s business. In addition, in light of theScore’s presence in Canada, exchange rate fluctuations could result in significant foreign currency gains and losses affecting our business results. Accordingly, the benefits from theScore acquisition may be offset by costs incurred or delays in integrating the companies, which could cause our financial assumptions to be inaccurate.

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

As of September 30, 2021, all of our properties are open, and the majority of our properties are operating at full capacity while adhering to state mandated health and safety protocols. Though all of our properties are open, we may be required to again temporarily suspend operations at our properties if ordered by such governmental bodies. Our properties may again face restrictions on our operations, including hours of operations, capacity limitations, cleaning requirements, restrictions on the number of seats per table game, slot machine spacing, temperature checks, mask protection and social distancing requirements and restrictions on food and beverage options, which impact our future operations and ability to generate the same level of revenues and cash flows compared to our current operation and compared to pre COVID-19 pandemic levels. Additionally, our operation may be affected by our ability to retain our workforce or hire new team members.

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

The ultimate impact of the COVID-19 pandemic on our business, results of operations, financial condition and cash flows will depend on numerous evolving factors that we may not be able to accurately predict or assess, including the duration and scope of the pandemic (including how long any resurgence may last, and whether there will be multiple resurgences in the future); the duration and impact on overall customer demand; the possibility that governmental bodies may again order temporary suspension of operation at our properties; our ability to again generate revenue and profits capable of supporting our ongoing operations; new information which may emerge concerning the severity of COVID-19 or variants of the virus, or the efficacy of, or adverse reactions to, vaccines; the negative impact it has on global and regional economies and economic activity; the ability of us and our business partners to successfully navigate the impacts of the pandemic; actions governments, businesses, and individuals continue to take in response to the pandemic, including limiting or banning travel and limiting or banning leisure, casino, and entertainment activities (including concerts, sports and similar events); and whether economies, travel activity, and demand for gaming, entertainment and leisure activities continue to grow after the pandemic subsides.. The impact of the COVID-19 pandemic may also have the effect of exacerbating many of the other risks described in this Annual Report on Form 10-K. As a result of the foregoing, we cannot predict the ultimate scope, duration, and impact that the COVID-19 pandemic will have on our results of operations, but it could have a material impact on our business, financial condition, liquidity, results of operations (including revenues and profitability), and stock price.

ITEM 5.OTHER INFORMATION
On November 3, 2021, the Company entered into an amendment to the employment agreement of Jay A. Snowden, the Company’s President and Chief Executive Officer, (the “Amendment”). The Amendment removes Mr. Snowden’s specific travel allowance of $100,000 per year and permits his personal use of the Company’s aircraft for 2021 and the remaining term of the agreement. This summary is qualified by reference to the Amendment, a copy of which is attached hereto as Exhibit 10.3 and is incorporated herein by reference.

ITEM 6. EXHIBITS

Exhibit
Number	Description of Exhibit

2.1††
Arrangement Agreement by and among Penn National Gaming, Inc., 1317774 B.C. LTD. and Score Media and Gaming Inc., dated as of August 4, 2021 (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed August 5, 2021).

4.1
Indenture, dated as of July 1, 2021, between Penn National Gaming, Inc. and Wells Fargo Bank, National Association as Trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed July 1, 2021).

4.2	Form of Note for 4.125% Senior Notes due 2029 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed July 1, 2021).

10.1†
Restricted Stock Award Agreement by and between Jay Snowden and Penn National Gaming, Inc., dated as of April 12, 2021 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed August 5, 2021).

10.2†
Restricted Stock Unit Award Agreement by and between Jay Snowden and Penn National Gaming, Inc., dated as of April 12, 2021 (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed August 5, 2021).

10.3*	Third Amendment to Executive Agreement, dated November 3, 2021, by and between Penn National Gaming, Inc. and Jay A. Snowden

31.1*	CEO Certification pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	CFO Certification pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	CEO Certification pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

32.2**	CFO Certification pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Inline XBRL File (included in Exhibit 101)

*	Filed herewith.
**	Furnished herewith.

Exhibit
Number	Description of Exhibit
†	Management contract or compensatory plan or arrangement.
††	Annexes, schedules and/or exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company agrees to furnish supplementally a copy of any omitted attachment to the SEC on a confidential basis upon request.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PENN NATIONAL GAMING, INC.
Dated:	November 4, 2021	By:	/s/ Christine LaBombard
Christine LaBombard
Senior Vice President and Chief Accounting Officer