Form 10-K
period 2021-12-31
PENN NATIONAL GAMING INC
filed 2022-02-28
CIK 921738

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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

As of June 30, 2021, the aggregate market value of the voting common stock held by non-affiliates of the registrant was $11.8 billion. Such aggregate market value was computed by reference to the closing price of the common stock as reported on the NASDAQ Global Select Market on June 30, 2021. As of February 21, 2022, the number of shares of the registrant’s common stock outstanding was 168,322,617.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive 2022 proxy statement, anticipated to be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year, are incorporated by reference into Part III of this Form 10-K.

PENN NATIONAL GAMING, INC.
SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS
This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are included throughout the document, including within “Item 1A. Risk Factors,” and relate to the business strategy, prospects and financial position of Penn National Gaming, Inc., together with its subsidiaries (“Penn National,” the “Company,” “we,” “our,” or “us”). These statements can be identified by the use of forward-looking terminology such as “expects,” “believes,” “estimates,” “projects,” “intends,” “plans,” “goal,” “seeks,” “may,” “will,” “should,” or “anticipates” or the negative or other variations of these or similar words, or by discussions of future events, strategies or risks and uncertainties. Specifically, forward-looking statements include, but are not limited to, statements regarding: future revenue and EBITDAR; the Company’s anticipated share repurchases; the Company’s expectations of future results of operations and financial condition, including the anticipated strategic plan, growth of the Interactive segment and the benefits gained by executing on the Company’s omni-channel and media strategy; the Company’s expectations with regard to the impact of competition in online sports betting, iGaming (defined below) and retail/mobile sportsbooks; the Company’s launch of its Interactive segment’s products in new jurisdictions and enhancements to existing Interactive segment products, including the transition to the Score’s proprietary risk and trading platform in Ontario, the integration of the Barstool Sportsbook into theScore mobile app in the U.S. and the migration of the Barstool Sportsbook to theScore’s player account management trading platforms; the Company’s expectations with regard to its future investments in Barstool Sports and the future success of its products; the Company’s expectations with respect to the integration and synergies related to the Company’s integration of theScore and Barstool Sports; the Company’s expectations for its properties and the potential benefits of the cashless, cardless and contactless (“3Cs”) technology; the Company’s development projects; and the timing, cost and expected impact of planned capital expenditures on the Company’s results of operations; the actions of regulatory, legislative, executive or judicial decisions at the federal, state or local level with regard to our business and the impact of any such actions. Such statements are all subject to risks, uncertainties and changes in circumstances that could significantly affect the Company’s future financial results and business. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this Form 10-K may not occur and actual results could differ materially from those anticipated or implied in the forward-looking statements. All forward-looking statements in this Form 10-K are based on information available to us as of the date hereof, such information may be limited or incomplete, and we assume no obligation to update any such forward-looking statements. These statements are inherently uncertain, and investors are cautioned not to unduly rely upon these statements. The following discussion should be read in conjunction with our consolidated financial statements and the accompanying notes contained in this Form 10-K.

PART I
ITEM 1.BUSINESS
Overview
With a gaming footprint that includes 44 properties across 20 states as of December 31, 2021, Penn National is a highly innovative omni-channel provider of retail casino gaming, online gaming, live racing, sports betting, and digital sports content. Our wholly-owned interactive division, Penn Interactive Ventures, LLC (“Penn Interactive”), operates retail sports betting in the Company’s retail properties, as well as online sports betting and online social casino, bingo, and iCasino products (collectively, “iGaming”). In October 2021, we acquired Score Media and Gaming, Inc. (“theScore”), a sports betting and digital media company. In addition, in February 2020, we entered a strategic partnership with Barstool Sports, Inc. (“Barstool Sports”), a leading digital sports, entertainment, lifestyle and media company. Combined with the power of theScore and Barstool Sports, Penn National has evolved into a leading North American digital sports content, gaming and technology company. The Company’s omni-channel approach is further bolstered by its mychoice customer loyalty program (the “mychoice program”), which rewards and recognizes its over 25 million members for their loyalty to both retail and online gaming and sports betting products with a dynamic set of industry offers, experiences, and service levels.
Reportable Segments

We have five reportable segments: Northeast, South, West, Midwest, and Interactive. Our retail gaming and racing properties are grouped into reportable segments by geographic region and each property is viewed as an operating segment except for our two properties in Jackpot, Nevada, which are viewed as one operating segment. We also consider our combined Video Gaming Terminal (“VGT”) operations, by state, to be separate operating segments. Interactive includes the operations of Penn Interactive, theScore, and our proportionate share of earnings attributable to Barstool Sports. See Note 18, “Segment Information,” for further information.

Retail Operations
As of December 31, 2021 we owned, managed, or had ownership interests in 44 gaming and racing properties in 20 states. This includes the addition of Hollywood Casino Perryville, located in Perryville, Maryland, which was acquired on July 1, 2021, Hollywood Casino York, located in York, Pennsylvania, which opened on August 12, 2021 and Hollywood Casino Morgantown, located in Morgantown, Pennsylvania, which opened on December 22, 2021. In addition, we are licensed to offer live sports betting at our properties in eleven states.
Operating Properties
The table below summarizes certain features of the properties owned, operated or managed by us as of December 31, 2021, by reportable segment (all area and capacity metrics are approximate):

	Location	Real Estate Assets Lease or Ownership Structure	Type of Facility	Gaming Square Footage	Gaming Machines	Table Games (1)	Hotel Rooms
Northeast segment
Ameristar East Chicago (2)	East Chicago, IN	Pinnacle Master Lease	Dockside gaming	58,566	1,273	46	288
Greektown Casino-Hotel (2)	Detroit, MI	Greektown Lease	Land-based gaming	100,000	2,155	64	400
Hollywood Casino Bangor	Bangor, ME	Penn Master Lease	Land-based gaming/racing	31,750	654	14	152
Hollywood Casino at Charles Town Races (2)	Charles Town, WV	Penn Master Lease	Land-based gaming/racing	115,000	1,904	66	153
Hollywood Casino Columbus	Columbus, OH	Penn Master Lease	Land-based gaming	179,000	1,761	65	—
Hollywood Casino Lawrenceburg (2)(3)	Lawrenceburg, IN	Penn Master Lease	Dockside gaming	149,500	1,349	60	463
Hollywood Casino Morgantown (2)	Morgantown, PA	Morgantown Lease	Land-based gaming	81,000	750	30	—
Hollywood Casino at Penn National Race Course (2)	Grantville, PA	Penn Master Lease	Land-based gaming/racing	99,500	1,550	56	—
Hollywood Casino Perryville (2)	Perryville, MD	Perryville Lease	Land-based gaming	34,500	766	13	—
Hollywood Casino Toledo	Toledo, OH	Penn Master Lease	Land-based gaming	125,000	1,683	47	—
Hollywood Casino York (2)	York, PA	Operating Lease (not with REIT Landlord)	Land-based gaming	80,000	500	25	—
Hollywood Gaming at Dayton Raceway	Dayton, OH	Penn Master Lease	Land-based gaming/racing	40,600	964	—	—
Hollywood Gaming at Mahoning Valley Race Course	Youngstown, OH	Penn Master Lease	Land-based gaming/racing	50,000	1,104	—	—
Marquee by Penn (4)	Pennsylvania	N/A	Land-based gaming	N/A	125	—	—
Hollywood Casino at the Meadows (2)	Washington, PA	Meadows Lease	Land-based gaming/racing	125,000	2,047	96	—
Plainridge Park Casino	Plainville, MA	Pinnacle Master Lease	Land-based gaming/racing	50,000	963	—	—

South segment
1st Jackpot Casino (2)	Tunica, MS	Penn Master Lease	Dockside gaming	40,000	827	16	—
Ameristar Vicksburg (2)	Vicksburg, MS	Pinnacle Master Lease	Dockside gaming	70,000	1,058	23	148
Boomtown Biloxi (2)	Biloxi, MS	Penn Master Lease	Dockside gaming	35,500	597	22	—
Boomtown Bossier City (2)	Bossier City, LA	Pinnacle Master Lease	Dockside gaming	30,000	751	12	187
Boomtown New Orleans (2)	New Orleans, LA	Pinnacle Master Lease	Dockside gaming	30,000	1,024	26	150
Hollywood Casino Gulf Coast (2)	Bay St. Louis, MS	Penn Master Lease	Land-based gaming	51,000	800	20	291
Hollywood Casino Tunica (2)	Tunica, MS	Penn Master Lease	Dockside gaming	54,000	895	11	494
L’Auberge Baton Rouge (2)	Baton Rouge, LA	Pinnacle Master Lease	Dockside gaming	71,500	1,209	46	205
L’Auberge Lake Charles (2)	Lake Charles, LA	Pinnacle Master Lease	Dockside gaming	71,200	1,404	85	995
Margaritaville Resort Casino (2)	Bossier City, LA	Margaritaville Lease	Dockside gaming	30,000	986	50	395

West segment
Ameristar Black Hawk (2)	Black Hawk, CO	Pinnacle Master Lease	Land-based gaming	56,000	1,050	38	536
Cactus Petes and Horseshu	Jackpot, NV	Pinnacle Master Lease	Land-based gaming	29,000	688	14	416
M Resort (2)	Henderson, NV	Penn Master Lease	Land-based gaming	96,000	1,048	40	390
Tropicana Las Vegas Hotel and Casino (2)	Las Vegas, NV	Tropicana Lease	Land-based gaming	72,000	631	33	1,470
Zia Park Casino	Hobbs, NM	Penn Master Lease	Land-based gaming/racing	18,000	753	—	154

Midwest segment
Ameristar Council Bluffs (2)(5)	Council Bluffs, IA	Pinnacle Master Lease	Dockside gaming	35,000	1,345	20	444
Argosy Casino Alton (2)(6)	Alton, IL	Penn Master Lease	Dockside gaming	23,000	705	12	—
Argosy Casino Riverside	Riverside, MO	Penn Master Lease	Dockside gaming	56,000	1,104	42	258
Hollywood Casino Aurora (2)	Aurora, IL	Penn Master Lease	Dockside gaming	53,000	976	27	—
Hollywood Casino Joliet (2)	Joliet, IL	Penn Master Lease	Dockside gaming	50,000	995	26	100
Hollywood Casino at Kansas Speedway (7)	Kansas City, KS	Owned - joint venture	Land-based gaming	95,000	1,530	20	—
Hollywood Casino St. Louis	Maryland Heights, MO	Penn Master Lease	Dockside gaming	120,000	1,875	58	502
Prairie State Gaming (4)	Illinois	N/A	Land-based gaming	N/A	2,287	—	—
River City Casino	St. Louis, MO	Pinnacle Master Lease	Dockside gaming	90,000	1,841	53	200

Other
Freehold Raceway (8)	Freehold, NJ	Owned - joint venture	Standardbred racing	—	—	—	—
Retama Park Racetrack (9)	Selma, TX	None - Managed	Thoroughbred racing	—	—	—	—
Sam Houston Race Park (10)	Houston, TX	Owned	Thoroughbred racing	—	—	—	—
Sanford-Orlando Kennel Club (11)	Longwood, FL	Owned	Greyhound racing/simulcasting	—	—	—	—
Valley Race Park (10)(12)	Harlingen, TX	Owned	Greyhound racing	—	—	—	—
				2,595,616	45,927	1,276	8,791
(1)Excludes poker tables.
(2)Property offers a sportsbook for live sports betting.
(3)Includes 168 rooms at our hotel and event center located less than a mile from the gaming facility.
(4)VGT route operations.
(5)Includes 284 rooms operated by a third-party and located on land leased by us and subleased to such third-party.
(6)The riverboat is owned by us and not subject to the Penn Master Lease.
(7)Pursuant to a joint venture with NASCAR.
(8)Pursuant to a joint venture with Greenwood Limited Jersey, Inc., a subsidiary of Greenwood Racing, Inc.
(9)Pursuant to a management contract with Retama Development Corporation.
(10)Previously pursuant to a joint venture with MAXXAM, Inc. (“MAXXAM”); the remaining 50% was acquired by Penn National on August 1, 2021.
(11)In the fourth quarter of 2020, we sold the land underlying the Sanford-Orlando Kennel Club racetrack which discontinued our live racing operations. We continue to operate our simulcast racing business.
(12)In March, 2020 Valley Race Park closed due to COVID-19 and remains non-operational.

Northeast Segment
Ameristar East Chicago is located less than 25 miles from downtown Chicago, Illinois and offers guests a gaming and entertainment experience in the Chicago metropolitan area. In addition to gaming amenities, the property features a full-service hotel, a Barstool Sportsbook for live sports betting, a fitness center, dining venues, and a lounge.

Greektown Casino-Hotel is located in the Greektown district of Detroit, Michigan, and is one of four casino hotels in the Detroit-Windsor area. In addition to slot machines, table games, poker tables and a Barstool Sportsbook for live sports betting, the property features a 30-story hotel, several food and beverage options from casual to fine dining, as well as 10,000 square feet of convention and banquet space.
Hollywood Casino Bangor is located less than five miles from the Bangor airport in Maine. It features slot machines, table games, a hotel with 5,100 square feet of meeting and multipurpose space; and dining and entertainment options. Bangor Raceway, which is adjacent to the property, is located at historic Bass Park and includes a one-half mile standardbred racetrack and a 12,000 square foot grandstand capable of seating 3,500 patrons.
Hollywood Casino at Charles Town Races is located within approximately an hour drive of the Baltimore, Maryland and Washington, D.C. markets. In addition to a hotel, slot machines, table games and poker tables, the property includes a Barstool Sportsbook for live sports betting, as well as a variety of dining options. The complex also features live thoroughbred racing at a 3/4-mile all-weather lighted thoroughbred racetrack with a 3,000-seat grandstand and simulcast wagering.
Hollywood Casino Columbus is a Hollywood-themed casino located in Columbus, Ohio. It features slot machines, table games and poker tables as well as multiple food and beverage outlets, and an entertainment lounge.
Hollywood Casino Lawrenceburg is a Hollywood-themed casino riverboat located along the Ohio River in Lawrenceburg, Indiana, approximately 15 miles west of Cincinnati, Ohio. In addition to slot machines, table games, and poker tables, the riverboat features a Barstool Sportsbook for live sports betting, as well as a variety of dining options. The hotel and event center, located within one mile from the casino, includes 18,000 square feet of multipurpose space and 19,500 square feet of ballroom and meeting space.
Hollywood Casino Morgantown is located less than an hour drive west of Philadelphia, Pennsylvania. The property features an outdoor gaming and entertainment area, a Barstool Sportsbook for live sports betting, slot machines, table games, and multiple food and beverage outlets.
Hollywood Casino at Penn National Race Course is located 15 miles northeast of Harrisburg, Pennsylvania. This gaming facility also includes a variety of dining and entertainment options, as well as a sportsbook for live sports betting and a viewing area for live racing. The property includes a one-mile all-weather lighted thoroughbred racetrack and a 7/8-mile turf track.
Hollywood Casino Perryville is a Hollywood-themed casino located near the Susquehanna River in Perryville, Maryland, approximately 45 miles east of Baltimore, Maryland. It features slot machines, table games and poker tables, and a sportsbook for live sports betting, as well as a variety of dining options.
Hollywood Casino Toledo is a Hollywood-themed casino, located on the bank of the Maumee River, in Toledo, Ohio. The property features slot machines, table games and poker tables, as well as multiple food and beverage outlets and an entertainment lounge.
Hollywood Casino York is a casino located within the York Galleria Mall, approximately an hour drive north of Baltimore, Maryland. It features slot machines, table games, and a Barstool Sportsbook for live sports betting, as well as casual dining options.
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
Hollywood Casino at the Meadows is located in Washington, Pennsylvania, approximately 25 miles south of Pittsburgh, Pennsylvania. In addition to gaming amenities, the property offers a sportsbook for live sports betting, several dining options, as well as an event and banquet center, a simulcast betting parlor, a 5/8th mile harness racetrack and a bowling alley.
Plainridge Park Casino is located 20 miles southwest of the Boston beltway just off interstate 95 in Plainville, Massachusetts. In addition to gaming offerings, Plainridge Park Casino features various restaurants and bars, along with a 5/8-mile live harness racing facility with a two-story clubhouse for simulcast operations, special events, and live racing viewing.

South Segment
1st Jackpot Casino is the closest Tunica-area casino to downtown Memphis, Tennessee. It features slot machines, table games, a café, a sportsbook for live betting and a live entertainment venue.
Ameristar Vicksburg, which is the largest dockside casino in central Mississippi, is located along the Mississippi River approximately 45 miles west of Mississippi’s largest city, Jackson. In addition to gaming amenities, the property features a hotel, multiple dining and bar facilities, 1,800 square feet of meeting and event space, a sportsbook for live sports betting and an RV park.
Boomtown Biloxi, located in Biloxi Mississippi, offers slot machines, table games, poker tables and a sportsbook for live sports betting, as well as two distinct dining options. The property also includes a recreational vehicle park, and a 3,600 square foot event center and board room.
Boomtown Bossier City features a hotel adjoining a dockside riverboat casino located less than one mile from the Louisiana Boardwalk. The property offers a sportsbook for live sports betting, a variety of dining options from a high-end steakhouse to casual dining restaurants, and 1,500 square feet of meeting and conference space.
Boomtown New Orleans is located in the West Bank area across the Mississippi River and approximately 15 minutes from the French Quarter of New Orleans, Louisiana. In addition to gaming amenities and a sportsbook for live sports betting, the property also features a five-story hotel, a fitness center, several restaurants, a 500-seat entertainment venue, and over 14,000 square feet of meeting and conference space.
Hollywood Casino Gulf Coast is located in Bay St. Louis, Mississippi and features slot machines, table games, poker tables and a sportsbook for live sports betting. The property also features a golf course, various dining options, and an RV park amongst other amenities. The waterfront hotel includes a 10,000 square foot ballroom, and nine separate meeting rooms offering more than 14,000 square feet of meeting space.
Hollywood Casino Tunica is a Hollywood-themed casino, located less than 10 miles from Tunica County River Park. In addition to gaming offerings, it features a sportsbook for live sports betting, a hotel, a 123-space recreational vehicle park, various dining and bar options, and banquet and meeting facilities.
L’Auberge Baton Rouge is located approximately ten miles southeast of downtown Baton Rouge, Louisiana. The property features a 12-story hotel, slots, table games, poker, a sportsbook for live sports betting, a variety of dining choices, and 13,000 square feet of meeting and event space.
L’Auberge Lake Charles offers one of the closest full-scale casino hotel facilities to Houston, Texas, as well as to the Austin, Texas and San Antonio, Texas metropolitan areas. The location is approximately 140 miles from Houston and approximately 300 miles and 335 miles from Austin and San Antonio, respectively. In addition to gaming amenities and a sportsbook for live sports betting, the property features several dining outlets, a golf course, a full-service spa, and more than 26,000 square feet of meeting and event space.
Margaritaville Resort Casino is one of the premier gaming, lodging, dining and entertainment experiences in Northern Louisiana. The property provides an island-style theme and includes gaming amenities, a sportsbook for live sports betting, a 15,000 square foot 1,000-seat theater, and 9,500 square feet of meeting space.
West Segment
Ameristar Black Hawk is located in the center of the Black Hawk gaming district, approximately 40 miles west of Denver, Colorado. The resort features slot machines, table games and a Barstool Sportsbook for live sports betting. In addition to gaming amenities, the resort features a hotel, a full-service day spa, several dining outlets, a live entertainment bar, and 15,000 square feet of meeting and event space.
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
Zia Park Casino is located in Hobbs, New Mexico, and features slot machines, a hotel, restaurants, a one-mile quarter horse/thoroughbred racetrack with live racing from September to December, and a year-round simulcast parlor.
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
Hollywood Casino Joliet is located on the Des Plaines River in Joliet, Illinois, approximately 40 miles southwest of Chicago. The complex includes a barge-based casino which provides guests with two levels of gaming experience, as well as a land-based pavilion with several dining and entertainment options. In addition, the property includes a sportsbook for live sports betting, a hotel, 4,600 square feet of meeting space, and an 80-space RV park.
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
Interactive Operations
Penn Interactive. Penn Interactive is our interactive gaming division that operates our online sports betting and casino app called Barstool Sportsbook and Casino, which is currently live in twelve states, four of which also offer online casino gaming. In addition, Penn Interactive operates retail sportsbooks across the Company’s portfolio, including 24 internally-branded or Barstool-branded retail sportsbooks located at the Company’s properties in Colorado, Illinois, Indiana, Iowa, Louisiana, Maryland, Michigan, Mississippi, Pennsylvania and West Virginia. Further, Penn Interactive has entered into multi-year agreements with leading sports betting operators for online sports betting and iCasino market access across our portfolio of properties. Pursuant to these agreements, such sports betting and iCasino operators have commenced operations in Indiana, Louisiana, Pennsylvania, and West Virginia. Penn Interactive also creates interactive casino content through its in-house content development arm, Penn Game Studios. Penn Game Studios recently launched Barstool Blackjack and Barstool Slots on the Barstool Casino. Penn Interactive also operates multiple additional iGaming platforms across its portfolio.
theScore. On October 19, 2021, we completed the acquisition of theScore for a purchase price of approximately $2.1 billion. theScore’s media app delivers users highly-personalized live scores, news, stats, and betting information from their favorite teams, leagues, and players. ScoreBet, theScore’s sports betting app delivers an immersive and holistic mobile sports betting experience and is currently available to place wagers in New Jersey, Colorado, Indiana and Iowa and is preparing to launch in Ontario. The acquisition provides us with the technology, resources and audience reach to accelerate our media and sports betting strategy across North America. For additional information on our acquisitions, see Note 6, “Acquisitions and Dispositions.”
Barstool. Penn Interactive, through its wholly-owned subsidiary, holds a 36% (inclusive of 1% on a delayed basis) equity interest in Barstool Sports, and entered into a strategic relationship with Barstool Sports, whereby Barstool Sports exclusively promotes the Company’s retail gaming and racing properties, online casinos and sports betting products, including the Barstool Sportsbook and Casino mobile app, to its national audience, and we have the sole right to utilize the Barstool Sports brand for all of our online and retail sports betting and iGaming products. As of February 28, 2022 we have launched the Barstool Sportsbook and Casino app in twelve states, four of which also offer iCasino products.
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
Sam Houston Race Park and Valley Race Park. Sam Houston Race Park, which is located 15 miles northwest from downtown Houston along Beltway 8, hosts thoroughbred and quarter horse racing and offers daily simulcast operations, as well as hosts various special events, private parties and meetings throughout the year. Valley Race Park is a 91,000 square foot property that previously conducted greyhound racing and simulcasting. Valley Race Park has not been opened since March 2020. We acquired the remaining 50% of these properties, as well as a license for a racetrack in Manor, Texas, just outside of Austin, on August 1, 2021.
Sanford-Orlando Kennel Club. The former greyhound racetrack and related property was sold to a land developer during the fourth quarter of 2020. The remaining facility and parking lot area is owned by the Company and used to operate a restaurant and offers year-round simulcast operations.
Triple Net Leases
The majority of the real estate assets (i.e., land and buildings) used in our operations are subject to triple net master leases; the most significant of which are the Penn Master Lease and the Pinnacle Master Lease (as such terms are defined in the “Triple Net Leases” section below and collectively referred to as the “Master Leases”), with Gaming and Leisure Properties, Inc. (Nasdaq: GLPI) (“GLPI”), a real estate investment trust (“REIT”). In addition to the Penn Master Lease and the Pinnacle Master Lease, six individual gaming facilities used in our operations are subject to individual triple net leases. Under triple net leases, in addition to lease payments for the real estate assets, the Company is required to pay the following, among other things: (i) all facility maintenance; (ii) all insurance required in connection with the leased properties and the business conducted on the leased properties; (iii) taxes levied on or with respect to the leased properties (other than taxes on the income of the lessor); (iv) all tenant capital improvements; and (v) all utilities and other services necessary or appropriate for the leased properties and the business conducted on the leased properties.
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
Pinnacle Master Lease
In connection with the acquisition of Pinnacle Entertainment, Inc. in 2018 (the “Pinnacle Acquisition”), the Company assumed a triple net master lease with GLPI (“Pinnacle Master Lease”), originally effective April 28, 2016. Pursuant to the Pinnacle Master Lease, the Company leases real estate assets associated with 12 of the gaming facilities used in its operations from GLPI. Upon assumption of the Pinnacle Master Lease, as amended, there were 7.5 years remaining of the initial ten-year term, with five subsequent, five-year renewal periods exercisable at the Company’s option. Furthermore, in conjunction with the Pinnacle Acquisition, GLPI acquired the real estate assets associated with Plainridge Park Casino and leased back such assets to the Company pursuant to an amendment to the Pinnacle Master Lease.

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
Perryville Lease
In conjunction with the acquisition of the operations of Hollywood Casino Perryville on July 1, 2021, the Company entered into a triple net lease with GLPI for the real estate assets associated with the property (“Perryville Lease”). The initial term of the Perryville Lease is twenty years with three subsequent, five-year renewal periods, exercisable at the Company’s option.
Meadows Lease
In connection with the Pinnacle Acquisition, the Company assumed a triple net lease of the real estate assets used in the operations of Hollywood Casino at Meadows Racetrack (the “Meadows Lease”), originally effective September 9, 2016, with GLPI as the landlord. Upon assumption of the Meadows Lease, there were eight years remaining of the initial ten-year term, with three subsequent, five-year renewal options followed by one four-year renewal option on the same terms and conditions, exercisable at the Company’s option.
Margaritaville Lease and Greektown Lease
In connection with the acquisition of the operations of Margaritaville on January 1, 2019, the Company entered into the Margaritaville Lease with VICI Properties, Inc. (“VICI”) for the real estate assets used in the operations of Margaritaville Resort Casino. In connection with the acquisition of the membership interests in Greektown Holdings, LLC on May 23, 2019, the Company entered into the Greektown Lease with VICI for the real estate assets used in the operations of Greektown Casino-Hotel. Both the Margaritaville Lease and the Greektown Lease have initial terms of 15 years, with four subsequent five-year renewal options on the same terms and conditions, exercisable at the Company’s option.
Tropicana Lease
On April 16, 2020, we sold the real estate assets associated with the operations of Tropicana Las Vegas Hotel and Casino, Inc. (“Tropicana”) property to a subsidiary of GLPI in exchange for rent credits of $307.5 million. Contemporaneous with the sale, the Company entered into a leaseback of the real estate assets for nominal cash rent. We are required to continue to operate the Tropicana for two years (subject to three one-year extensions at GLPI’s option) or until the real estate assets and the operations of the Tropicana are sold by GLPI. On January 11, 2022, Penn National entered into a definitive purchase agreement to sell its outstanding equity interest in Tropicana, which has the gaming license and operates the Tropicana, to Bally’s Corporation (“Bally’s”). This transaction is expected to close within the second half of 2022, subject to Penn National, GLPI, and Bally’s entering into definitive agreements and obtaining regulatory approval.

Trademarks
We own a number of trademarks and service marks registered with the U.S. Patent and Trademark Office (“USPTO”), including but not limited to, “Ameristar®,” “Argosy®,” “Boomtown®,” “Greektown®,” “Hollywood Casino®,” “Hollywood Gaming®,” “L’Auberge®,” “M Resort®,” “Tropicana Las Vegas,” and “My Choice®” (“mychoice”) among other trademarks. We believe that our rights to our trademarks are well-established and have competitive value to our properties. We also have a number of trademark applications pending with the USPTO.
Among others, we have a licensing agreement with a third-party to use the “Margaritaville®” trademark in connection with the operations of Margaritaville in Bossier City, Louisiana. Upon closing of the transaction with Barstool Sports in February 2020, we have the sole right to utilize the Barstool Sports® brand for all our online and retail sports betting and iGaming products.
Competition
The gaming, media and entertainment industries are characterized by an increasingly high degree of competition among a large number of participants. In a broad sense, both our land-based and interactive gaming operations face competition from all manner of leisure and entertainment activities, including shopping, athletic events, television and movies, concerts and travel. Legalized gaming is currently permitted in various forms throughout the U.S. and Canada. Other jurisdictions, including states adjacent to those in which we currently have properties, have recently legalized, implemented and expanded gaming. Competition is discussed in further detail within “Item 1A. Risk Factors,” of this Annual Report on Form 10-K and a discussion of the impact of competition on our results of operations, and cash flows is included within “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of this Annual Report on Form 10-K.
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
Our businesses are subject to various international, federal, state and local laws and regulations in addition to gaming regulations. These laws and regulations include, but are not limited to, restrictions and conditions concerning alcoholic beverages, environmental matters, employees, health care, currency transactions, taxation, zoning and building codes, and marketing and advertising. Such laws and regulations could change or could be interpreted differently in the future, or new laws and regulations could be enacted. Material changes, new laws or regulations, or material differences in interpretations by courts or governmental authorities could adversely affect our financial condition, results of operations and cash flows.
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
Some of the key programs and initiatives developed to attract, retain and develop diverse and high quality talent include:
•Executive and High Potential Talent Review Process
•Diversity and Veteran Recruitment Initiatives
•AwardCo Recognition Program and Property Engagement Committees
•Emerging Leaders Program
Through the dedicated efforts of our Corporate and property leadership teams, our charitable Foundation and the PENN Diversity Committee, we launched a number of major new initiatives in 2021 that will help to improve the lives of our team members, their families and those in need in our communities.

Highlights from last year’s efforts include the launch of a $4 million STEM Scholarship Fund and internship program at historically black colleges and universities in states in which we operate. In addition, we started a new pilot program to help mentor and develop our hourly and early career team members who want to pursue leadership positions at our Company. We also kicked off our annual $1 Million Diversity Scholarship Program for the children of team members and are now reviewing applications for the 2022-2023 school year. In our inaugural year, we awarded over $1 million in scholarships to 58 individuals, the majority of whom were first generation college students.
As of December 31, 2021, we had approximately 21,973 full-time and part-time employees. As of December 31, 2021, we had 43 collective bargaining agreements covering approximately 4,341 active employees. Four collective bargaining agreements are scheduled to expire in 2022. Although we believe that we have good employee relations, there can be no assurance that we will be able to extend or enter into replacement agreements. If we are able to extend or enter into replacement agreements, there can be no assurance as to whether the terms will be on comparable terms to the existing agreements.

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
ITEM 1A.RISK FACTORS
You should be aware that the occurrence of any of the events described in this section and elsewhere in this report or in any other of our filings with the SEC could have a material adverse effect on our business, financial position, results of operations and cash flows. In evaluating us, you should consider carefully, among other things, the risks described below.
Summary of Risk Factors
The following is a summary of the principal risks that could adversely affect our business, operations and financial results.
Risks Related to Our Business and Industry
•The COVID-19 pandemic has had a material adverse effect on our business, financial condition, results of operations, and cash flows, and such impact could recur and last for an unknown period of time.
•Intense competition exists in the gaming and entertainment industries, and we expect competition to continue to intensify.
•Our business is sensitive to reductions in discretionary consumer spending as a result of downturns in the economy and other factors outside of our control.
•Our results of operations may fluctuate due to seasonality and other factors and, therefore, our periodic operating results will not be guarantees of future performance.
•Inclement weather, acts or threats of terrorism, and other casualty events could seriously disrupt our business and have a material adverse effect on our financial condition, results of operations, and cash flows.
•Negative events or negative media coverage including relating to, or a declining popularity of, sports betting, the underlying sports, teams or athletes and related talent, and/or online gaming may adversely impact our reputation, which could have an adverse impact on our business.
•Our projections are subject to significant risks, assumptions, estimates and uncertainties, including assumptions regarding future legislation and changes in regulations, both inside and outside of the United States. As a result, our projected revenues and profitability may differ materially from our expectations.
•Consolidation among gaming equipment manufacturers could impose additional costs on us.
Risks Related to Our Operations
•We have certain properties that generate a significant percentage of our revenues and our ability to meet our operating and debt service requirements is dependent, in part, upon the continued success of these properties.
•We are required to utilize a significant portion of our cash flow from operations to make our rent payments under our Triple Net Leases, which could adversely affect our ability to fund our operations and growth and limit our ability to react to competitive and economic changes.
•Most of our facilities are leased and could experience risks associated with leased property.

•Our operations could be disrupted if management agreements and/or leases with third parties and local governments are not renewed.
•There can be no assurance that we will be able to compete effectively or generate sufficient returns on our recently expanded sports betting operations, our acquisition of theScore and our investment in Barstool Sports.
•Our operations and the success of our investment in Barstool Sports are largely dependent on the skill and experience of management and key personnel.
•Our business could suffer if we cannot attract and retain talented team members.
•Collective bargaining activity and strikes could disrupt our operations, increase our labor costs, and interfere with the ability of our management to focus on executing our business strategies.
•If we fail to detect fraud or theft, including by our users and employees, our reputation may suffer which could harm our brand and reputation and negatively impact our business, financial condition and results of operations and can subject us to investigations and litigation.
•We rely on, among other things, copyrights, trademarks, trade secrets, confidentiality procedures and contractual provisions to protect our intellectual property rights and we may be unable to protect or may not be successful in protecting our intellectual property rights.
•Our commercial success depends upon us avoiding the infringement of intellectual property rights owned by others and any such infringements, including those that are inadvertent, may have a material adverse effect on our business.
•Our technology contains third-party open source software components, and failure to comply with the terms of the underlying open source software licenses could restrict our ability to provide our offerings.
•We may face disruption and other difficulties in integrating and managing properties or other initiatives we have recently acquired, may develop, or may acquire in the future.
•We rely on a variety of third-party providers to support our business, and if we cannot manage our relationships with such third parties, our business, financial condition and results of operations could be adversely affected.
•Our information technology and other systems are subject to cyber security risk, including misappropriation of employee information, customer information or other breaches of information security, particularly as our online gaming division grows.
•Our growth prospects may suffer if we are unable to develop successful offerings or if we fail to pursue additional offerings. In addition, if we fail to make the right investment decisions in our offerings and technology, we may not attract and retain key users and our revenue and results of operations may decline.
•The growth of our Interactive segment will depend on our ability to attract and retain users.
•Participation in the sports betting industry exposes us to trading, liability management and pricing risk. We may experience lower than expected profitability and potentially significant losses as a result of a failure to determine accurately the odds in relation to any particular event and/or any failure of its sports risk management processes.
•We follow the industry practice of restricting and managing betting limits at the individual customer level based on individual customer profiles and risk level to the enterprise; however, there is no guarantee that states will allow operators such as us to place limits at the individual customer level.
•We extend credit to a portion of our customers, and we may not be able to collect gaming receivables from our credit customers.
•The success, including win or hold rates, of existing or future online gaming and sports betting products depends on a variety of factors and is not completely controlled by us.
•We face a number of challenges prior to opening new or upgraded gaming properties or launching new online gaming or sports betting channels, which may lead to increased costs and delays in anticipated revenues.

Risks Related to Our Capital Structure

•Our indebtedness could adversely affect our financial health and prevent us from fulfilling our obligations under our outstanding indebtedness.
•The lack of availability and cost of financing could have an adverse effect on our business.
•To service our indebtedness, we will require a significant amount of cash, which depends on many factors beyond our control.
General Risk Factors
•We are or may become involved in legal proceedings that, if adversely adjudicated or settled, could impact our financial condition and results of operations.
•We face extensive regulation from gaming authorities, which could have a material adverse effect on us.
•We are subject to certain federal, state and other regulations, and if we fail to comply with such regulations, it could have a material adverse effect on our financial condition, results of operations, and cash flow.
•State and local smoking restrictions have and may continue to negatively affect our business.

•Changes to consumer privacy laws could adversely affect our ability to market our products effectively and may require us to change our business practices or expend significant amounts on compliance with such laws.
•We are subject to environmental laws and potential exposure to environmental liabilities which could have an adverse effect on us.
•In the event we make another acquisition, we may face risks related to our ability to receive regulatory approvals required to complete, or other delays or impediments to completing, such acquisition.
•Material increases to our taxes or the adoption of new taxes or the authorization of new or increased forms of gaming could have a material adverse effect on our future financial results.

The summary risk factors described above should be read together with the text of the full risk factors below and in the other information set forth in this Annual Report, including our consolidated financial statements and the related notes, as well as in other documents that we file with the SEC. If any such risks and uncertainties actually occur, our business, prospects, financial condition and results of operations could be materially and adversely affected. The risks summarized above or described in full below are not the only risks that we face. Additional risks and uncertainties not currently known to us, or that we currently deem to be immaterial may also materially adversely affect our business, prospects, financial condition and results of operations.
Risks Related to Our Business and Industry
The COVID-19 pandemic has significantly impacted the global economy, including the gaming industry, and has had a material adverse effect on our business, financial condition, results of operations, and cash flows, and may continue to do so.
The closing of our properties due to the COVID-19 pandemic caused significant disruptions to our ability to generate revenues, profitability, and cash flows and had a material adverse impact on our financial condition, results of operations, and cash flows. While all our properties are currently open, the impact of the COVID-19 pandemic continues to fluctuate, and future closures may be appropriate or could be mandated. Future disruptions, as well as significant negative economic trends, due to the COVID-19 pandemic may adversely affect our stock price.
The continuing impact of the COVID-19 pandemic on our business, results of operations, financial condition and cash flows will depend on numerous evolving factors that we may not be able to accurately predict or assess. The impact of the COVID-19 pandemic may also have the effect of exacerbating many of the other risks described in this Annual Report on Form 10-K. As a result of the foregoing, we cannot predict the ultimate scope, duration, and impact that the COVID-19 pandemic will have on our results of operations, but we expect that it will continue to have a material impact on our business, financial condition, liquidity, results of operations (including revenues and profitability), and stock price.
Intense competition exists in the gaming, media, and entertainment industries, and we expect competition to continue to intensify.
The gaming, media and entertainment industries are characterized by an increasingly high degree of competition among a large number of participants.
In a broad sense, both our land-based and interactive gaming operations face competition from all manner of leisure and entertainment activities, including shopping, athletic events, television and movies, concerts and travel. It is possible that these secondary competitors could reduce the number of visitors to our facilities or the amount they are willing to wager, which could have a material adverse effect on our ability to generate revenue or maintain our profitability and cash flows.
Legalized gaming is currently permitted in various forms throughout the U.S. and Canada. Other jurisdictions, including states adjacent to those in which we currently have properties, have recently legalized, implemented and expanded gaming. Competition from gaming options such as state-sponsored internet lotteries, sweepstakes, charitable gaming, video gaming terminals at bars, restaurants, taverns and truck stops, illegal slot machines and skill games, fantasy sports and internet or mobile-based gaming platforms, including online gaming and sports betting, could divert customers from our properties and our online gaming and sports betting apps and thus adversely affect our financial condition, results of operations, and cash flows.
In addition, our properties compete with numerous casinos and hotel casinos of varying quality and size in market areas where they are located, including on various lands taken into trust for the benefit of certain Native Americans. In most markets, we compete directly with other casino facilities operating in the immediate and surrounding market areas. In some markets, we face competition from nearby markets in addition to direct competition within our market areas. We and our competitors have invested in expanding existing facilities, developing new facilities, and acquiring established facilities in existing markets. This expansion of existing casino entertainment properties, the increase in the number of properties and the aggressive marketing strategies of many of our competitors have increased competition in many markets in which we compete, and this intense competition can be expected to continue. As competing properties and new markets open, our results of operations may be negatively impacted.
Increased competition may require us to make substantial capital expenditures to maintain and enhance the competitive positions of our properties, including making expenditures to increase the attractiveness and add to the appeal of our facilities, including increasing the manner and frequency in which we refresh, refurbish or replace fixtures and equipment at our properties. Because of our leverage, after satisfying our obligations under our outstanding indebtedness, there can be no assurance that we will have sufficient funds to undertake these expenditures or that we will be able to obtain sufficient financing to fund such expenditures. If we are unable to make such expenditures, our competitive position could be materially adversely affected.
Similarly, there is intense competition among online gaming and sports betting providers. A number of established, well-financed companies producing online gaming and/or interactive entertainment products and services compete with our offerings, and other well-capitalized companies may introduce competitive services. Such competitors may spend more money and time on developing and testing products and services, undertake more extensive marketing campaigns, adopt more aggressive pricing or promotional policies or otherwise develop more commercially successful products or services than ours, which could negatively impact our business. There has also been considerable consolidation among competitors in the interactive gaming sectors and such consolidation and future consolidation could result in the formation of larger competitors with increased financial resources and altered cost structures, which may enable them to offer more competitive products, gain a larger market share, expand offerings and broaden their geographic scope of operations. If we are not able to maintain or improve our market share, or if our offerings do not continue to be popular, our business could suffer.
Our business is sensitive to reductions in discretionary consumer spending as a result of downturns in the economy and other factors outside of our control.
Our business is particularly sensitive to downturns in the economy and the associated impact on discretionary spending on leisure activities. Decreases in discretionary consumer spending or consumer preferences brought about by factors such as perceived or actual general economic conditions, effects of declines in consumer confidence in the economy, any future employment and credit crisis, the impact of high and prolonged inflation, particularly with respect to housing, energy and food costs, the increased cost of travel, decreased disposable consumer income and wealth, fears of war and future acts of terrorism, or widespread illnesses or epidemics, including COVID-19, can have a material adverse effect on leisure and business travel, discretionary spending and other areas of economic behavior that directly impact the gaming and entertainment industries in general and could further reduce customer demand for the products and amenities that we offer, which may negatively impact our revenues and operating cash flow.
Our results of operations may fluctuate due to seasonality and other factors and, therefore, our periodic operating results will not be guarantees of future performance.
Our online sportsbook and core business operations may fluctuate due to seasonal trends and other factors. A majority of our current online sports betting revenue is and will continue to be generated from bets placed on, or contests relating to, college and professional football and basketball, which have been highest in the fourth quarter when most of these games occur. Significant sporting events, such as the playoffs and championship games from these sports, tend to impact, among other things, revenues from operations, key metrics and customer activity. This seasonality may cause decreases in our future revenues during the applicable off-seasons. In addition, certain individuals or teams advancing or failing to advance and their scores and other results within specific tournaments, games or events may impact our financial performance. Our land-based gaming operations are also subject to seasonality, including seasonality based on the weather in the markets in which they operate, specific holidays, or other significant events.
The operations of our properties are subject to disruptions or reduced patronage as a result of severe weather conditions, natural disasters, acts or threats of terrorism, concerns about contagious diseases such as the COVID-19 pandemic, and other casualty events, such as hurricanes or tornados. We maintain significant property insurance, including business interruption coverage, for these types of casualty events; however, if any such events occur, there can be no assurances that we will be fully or promptly compensated, if at all, for losses at any of our properties in the event of future inclement weather or casualty events or from the closings of our properties due to the COVID-19 pandemic or other contagious disease. In addition, the occurrence of such an event may adversely impact general economic or other conditions in the areas in which our properties are located or from which they draw their patrons, and our business, financial condition and results of operations could be materially adversely affected.

Negative events or negative media coverage including relating to, or a declining popularity of, sports betting, the underlying sports, teams or athletes and related talent, online gaming may adversely impact our reputation, which could have an adverse impact on our business.
Public opinion can significantly influence our business. Unfavorable publicity regarding us or regarding the actions of third parties with whom we have relationships or the underlying sports (including declining popularity of the sports or athletes) could seriously harm our reputation. In addition, a negative shift in the perception of sports betting and online gaming by the public or by politicians, lobbyists or others could affect future legislation of sports betting and online gaming. Negative public perception could also lead to new restrictions on or to the prohibition of online gaming or sports betting in jurisdictions in which we currently operate. Such negative publicity could also adversely affect: (i) the size, demographics, engagement, and loyalty of our customer base and result in decreased revenue or slower user growth rates; (ii) our ability to retain and attract team members; and (iii) investor perception, all of which could seriously harm our business.
Our investment in and partnership with Barstool Sports may result in potential adverse reactions, negative publicity or changes to our business, regulatory or other stakeholder relationships. Our relationships with state gaming regulators, stakeholders and business partners could be adversely affected as a result of our affiliation with Barstool Sports. In addition, our business partners or stakeholders may react negatively to actual or perceived competitive threats from our affiliation with Barstool Sports and the individuals, influencers, and/or media personalities connected with Barstool Sports.
Our projections are subject to significant risks, assumptions, estimates and uncertainties, including assumptions regarding future legislation and changes in regulations, both inside and outside of the United States. As a result, our projected revenues and profitability may differ materially from our expectations.
We operate in rapidly changing and competitive industries and our projections are subject to the risks and assumptions made by management with respect to our industries. Operating results are difficult to forecast because they generally depend on our assessment of the timing of adoption of future legislation and regulations by different states, which are uncertain. Furthermore, if we invest in the development of new products or distribution channels, such as our expanded media business and non-gaming land-based entertainment, that do not achieve significant commercial success or deliver projected results, whether because of competition or otherwise, we may not recover the often substantial “up front” costs of developing and marketing those products and distribution channels, or recover the opportunity cost of diverting management and financial resources away from other products or distribution channels.
Consolidation among gaming equipment manufacturers, or supply chain delays, could impose additional costs on us.
A majority of our revenues are attributable to gaming devices and related systems operated by us at our gaming properties. A substantial majority of the gaming devices sold in the U.S. are manufactured by a few select companies, and there has been extensive consolidation of such manufacturers in recent years, diminishing our ability to negotiate competitive pricing. This inability could cause us to purchase new slot machines or enter into participation lease arrangements that are more expensive than our current costs associated with the continued operation of our existing slot machines, which could hurt our profitability. Our business could also be impacted if gaming equipment manufacturers experience supply chain delays caused by the COVID-19 pandemic, such as semiconductor chip shortages.
Risks Related to our Operations
We have certain land-based properties that generate a significant percentage of our revenues and our ability to meet our operating and debt service requirements is dependent, in part, upon the continued success of these properties.
For the year ended December 31, 2021, we generated 15.6%, 9.6%, and 14.4% of our revenues from our land-based properties within the states of Louisiana, Missouri, and Ohio, respectively. Additionally, we generated 5.4% of our revenues from our property in Charles Town, West Virginia. Therefore, our results will be dependent on the regional economies and competitive landscapes at these properties. Likewise, our ability to meet our operating and debt service requirements is dependent, in part, upon the continued success of these properties.
We are required to utilize a significant portion of our cash flow from operations to make our rent payments under our Triple Net Leases, which could adversely affect our ability to fund our operations and growth and limit our ability to react to competitive and economic changes.
We are required to utilize a significant portion of our cash flow from operations to make our rent payments, which were $912.4 million for the year ended December 31, 2021, pursuant to and subject to the terms and conditions of our Master Leases, Meadows Lease, Perryville Lease, Tropicana Lease and Morgantown Lease each with GLPI, and our Margaritaville Lease and

Greektown Lease with VICI (as defined previously, collectively, our “Triple Net Leases”). As a result of these commitments under our Triple Net Leases, our ability to fund our own operations or development projects, raise capital, make acquisitions and otherwise respond to competitive and economic changes may be adversely affected. Further, our obligations under the Triple Net Leases may make it more difficult for us to satisfy our obligations with respect to our indebtedness and to obtain additional indebtedness and restrict our ability to raise capital, make acquisitions, divestitures and engage in other significant transactions. Any of the aforementioned factors could have a material adverse effect on our financial condition, results of operations, and cash flows.
Most of our facilities are leased and could experience risks associated with leased property.
We lease 37 of the facilities we operate, or plan to operate, pursuant to the Triple Net Leases. Termination of the Penn Master Lease, Pinnacle Master Lease, or Morgantown Lease could result in a default under our debt agreements and could have a material adverse effect on our financial condition, results of operations, and cash flows. Moreover, as a lessee, we do not completely control the land and improvements underlying our operations, and our landlords under the Triple Net Leases could take certain actions to disrupt our rights in the facilities leased under the Triple Net Leases that are beyond our control. In addition, if some of our leased facilities should prove to be unprofitable, we could remain obligated for lease payments and other obligations under the Triple Net Leases even if we decided to withdraw from those locations. Further, there can also be no assurance that we will be able to comply with our obligations under the Triple Net Leases in the future or that our landlords will be able to comply with their obligations under the Triple Net Leases with us.
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
There can be no assurance that we will be able to compete effectively or generate sufficient returns on our recently expanded sports betting operations, our recent acquisition of theScore and our investment in Barstool Sports.
Certain of the jurisdictions in which we operate have legalized intra-state sports wagering and have established extensive state licensing and regulatory requirements governing any such intra-state sports wagering. As of December 31, 2021, we have launched the Barstool Sportsbook app in eleven states, and we expect to launch our Barstool Sportsbook app in additional states throughout 2022. Our sports betting operations compete, and will continue to compete, in a rapidly evolving and highly competitive market against an increasing number of competitors.
Additionally, as described below under “— We rely on strategic relationships with casinos, tribes and horse-tracks in order to be able to offer our sports betting and online gaming products in certain jurisdictions. If we cannot establish and manage such relationships with such partners, our business, financial condition and results of operations could be adversely affected,” we have entered into agreements with other sports betting operators and may enter into additional agreements with strategic partners and other third-party vendors to provide market access in certain jurisdictions. In addition, there can be no assurance that the Barstool Sports audience will engage in sports betting and online gaming products to the extent that we expect. Further, the success of our proposed sports betting operations is dependent on a number of additional factors, many of which are beyond our control, including the ultimate tax rates and license fees charged by jurisdictions across the United States and Canada; our ability to gain market share in a new market; the timeliness and the technological and popular viability of our products; our ability to compete with new entrants in the market; changes in consumer demographics and public tastes and preferences; cancellations and delays in sporting seasons and sporting matches as a result of events such as players strikes or lockouts or related to the COVID-19 pandemic; and the availability and popularity of other forms of entertainment. There can be no assurance that we will be able to compete effectively or that our expansion will be successful and generate sufficient returns on our investment.
Any of the factors above could prevent us from receiving the expected returns of our acquisition of theScore or our investment in Barstool Sports, cause the market price of our common stock to decline, and have a material adverse effect on our financial condition, results of operations, and cash flows.

Our operations and the success are largely dependent on the skill and experience of management and key personnel.
Our success and our competitive position, including as relates to our land-based operations, online sports betting, iGaming and media businesses, are largely dependent upon, among other things, the efforts and skills of our senior executives and management team. Although we enter into employment agreements with certain of our senior executives and key personnel, we cannot assure you that we will be able to retain our existing senior executive and management personnel or attract additional qualified senior executive and management personnel.
Our business could suffer if we cannot attract and retain talented team members.
We compete with other companies both within and outside of our industry for talented personnel. If we cannot recruit, train, develop, and retain sufficient numbers of talented team members to our corporate, land-based operations, online sports betting, iGaming and media businesses, we could experience increased employee turnover, decreased guest or user satisfaction, low morale, inefficiency, or internal control failures. Insufficient numbers of talented team members could also limit our ability to grow and expand our businesses. A shortage of frontline and skilled labor could also result in higher wages that would increase our labor costs, which could reduce our profits. We may also experience adverse impacts to our business if certain government-mandated measures intended to address the COVID-19 pandemic, such as mandatory quarantines, vaccine mandates and regular testing requirements, affect the availability of our employees or other workers or lead to attrition of key employees.
As our Interactive segment grows, we will need to recruit, integrate, and retain skilled and experienced personnel who can demonstrate our value proposition to users, advertisers, and business partners and who can increase the monetization of our products. Qualified individuals are in high demand, particularly in the media industry, and we may incur significant costs to attract them. We use equity awards to attract talented employees. If the value of our ordinary shares declines significantly and remains depressed, that may prevent us from recruiting and retaining qualified employees. Our ability to attract, retain, and motivate employees may also be adversely affected by stock price volatility.
Collective bargaining activity and strikes could disrupt our operations, increase our labor costs, and interfere with the ability of our management to focus on executing our business strategies.
A significant number of team members at our properties are currently covered by collective bargaining agreements. Numerous collective bargaining agreements are typically subject to negotiation each year, and our ability in the past to resolve such negotiations does not mean that we will be able to resolve future negotiations without strikes, disruptions, or on terms that we consider reasonable. If relationships with our organized associates or the unions that represent them become adverse, then the properties we operate could experience labor disruptions such as strikes, lockouts, boycotts, and public demonstrations. Labor disputes and disruptions have in the past, and could in the future, result in adverse publicity and adversely affect operations and revenues at affected properties. In addition, labor disputes and disruptions could harm our relationship with our team members, result in increased regulatory inquiries and enforcement by governmental authorities, harm our relationships with our guests and customers, divert management attention, and reduce customer demand for our services, all of which could have an adverse effect on our reputation, business, financial condition, or results of operations.
In addition, labor regulation and the negotiation of new or existing collective bargaining agreements could lead to higher wage and benefit costs, changes in work rules that raise operating expenses and legal costs, and could impose limitations on our ability or the ability of our third-party property owners to take cost saving measures during economic downturns. We do not have the ability to control the negotiations of collective bargaining agreements covering unionized labor employed by the operators of our franchised properties.
Given the large number of employees, labor unions are making a concerted effort to recruit more employees in the gaming industry, and, we have experienced attempts by labor organizations to organize certain of our non-union employees. These efforts have achieved some success to date. We cannot provide any assurance that we will not experience additional and successful union activity in the future. The impact of this union activity is undetermined and could negatively impact our results of operations. Increased unionization of our workforce, new labor legislation or changes in regulations could disrupt our operations, reduce our profitability or interfere with the ability of our management to focus on executing our business strategies.
If we fail to detect fraud or theft, including by our users and employees, our reputation may suffer which could harm our brand and reputation and negatively impact our business, financial condition and results of operations and can subject us to investigations and litigation.
We have in the past incurred, and may in the future incur, losses from various types of financial fraud, including use of stolen or fraudulent credit card data, claims of unauthorized payments by a user and attempted payments by users with insufficient funds. Bad actors use increasingly sophisticated methods to engage in illegal activities involving personal information, such as unauthorized use of another person’s identity, account information or payment information and unauthorized acquisition or use of credit or debit card details, bank account information and mobile phone numbers and accounts. Under current credit card practices, we may be liable for use of funds on our products with fraudulent credit card data, even if the associated financial institution approved the credit card transaction.
Acts of fraud may involve various tactics, including collusion. Successful exploitation of our systems could have negative effects on our product offerings, services and user experience and could harm our reputation. Failure to discover such acts or schemes in a timely manner could result in harm to our operations. In addition, negative publicity related to such schemes could have an adverse effect on our reputation, potentially causing a material adverse effect on our business, financial condition, results of operations and prospects. In the event of the occurrence of any such issues with our existing technology or product offerings, substantial engineering and marketing resources and management attention may be diverted from other projects to correct these issues, which may delay other projects and the achievement of our strategic objectives.
In addition, any misappropriation of, or access to, users’ or other proprietary information or other breach of our information security could result in legal claims or legal proceedings, including regulatory investigations and actions, or liability for failure to comply with privacy and information security laws, including for failure to protect personal information or for misusing personal information, which could disrupt our operations, force us to modify our business practices, damage our reputation and expose us to claims from our users, regulators, employees and other persons, any of which could have an adverse effect on our business, financial condition, results of operations and prospects.
Despite measures we have taken to detect and reduce the occurrence of fraudulent or other malicious activity on our offerings, we cannot guarantee that any of our measures will be effective or will scale efficiently with our business. Our failure to adequately detect or prevent fraudulent transactions could harm our reputation or brand, result in litigation or regulatory action and lead to expenses that could adversely affect our business, financial condition and results of operations.
We rely on, among other things, copyrights, trademarks, trade secrets, confidentiality procedures and contractual provisions to protect our intellectual property rights and we may be unable to protect or may not be successful in protecting our intellectual property rights.
Our commercial success depends upon our ability to develop new or improved technologies and products, and to successfully obtain or acquire proprietary or statutory protection for our intellectual property rights.
We rely on, among other things, copyrights, trademarks, trade secrets, confidentiality procedures and contractual provisions to protect our proprietary rights. While we enter into license, confidentiality and non-disclosure agreements with our employees, consultants, users, potential users and others to attempt to limit access to and distribution of proprietary and confidential information, it is possible that:
•some or all of our confidentiality and non-disclosure agreements will not be honored;
•third parties will independently develop equivalent technology or misappropriate our technology or designs;
•disputes will arise with our strategic partners, users or others concerning the ownership of intellectual property;
•unauthorized disclosure or use of our intellectual property, including source code, know-how or trade secrets will occur; or
•contractual provisions may not be enforceable.
There can be no assurance that we will be successful in protecting our intellectual property rights or that we will become aware of third-party infringements that might be occurring. Inability to protect our intellectual property rights could have a material adverse effect on our prospects, business, financial condition or results of operations.
Our commercial success depends upon us avoiding the infringement of intellectual property rights owned by others and any such infringements, including those that are inadvertent, may have a material adverse effect on our business.
The industries in which we compete have many participants that own, or claim to own, intellectual property, including participants that have been issued patents and may have filed patent applications or may obtain additional patents and proprietary rights for technologies similar to those used by us in our products. Some of these patents may grant very broad protection to the third-party owners thereof. Patents can be issued very rapidly and there is often a great deal of secrecy surrounding pending patent applications. We cannot determine with certainty whether any existing third-party patents or the issuance of any new third-party patents would require us to alter our technologies, pay for licenses, challenge the validity or enforceability of the patents, or cease certain activities. Third parties may assert intellectual property infringement claims against us and against our partners and/or suppliers. We may be subject to these types of claims either directly or indirectly through indemnities assuming liability for these claims that we may provide to certain partners. There can be no assurance that our attempts to negotiate favorable intellectual property indemnities in favor of us with our suppliers for infringement of third-party intellectual property rights will be successful or that a supplier’s indemnity will cover all damages and losses suffered by us and our partners and other suppliers due to infringing products, or that we can secure a license, modification or replacement of a supplier’s products with non-infringing products that may otherwise mitigate such damages and losses.
Some of our competitors have, or are affiliated with companies that have, substantially greater resources than us, and these competitors may be able to sustain the costs of complex intellectual property infringement litigation to a greater degree and for longer periods of time than us. Regardless of whether third-party claims of infringement against us have any merit, these claims could:
•adversely affect our relationships with our customers and users;
•be time-consuming to evaluate and defend;
•result in costly litigation;
•result in negative publicity for us;
•divert our management’s attention and resources;
•cause product and software delivery delays or stoppages;
•subject us to significant liabilities;
•require us to enter into costly royalty or licensing agreements;
•require us to develop possible workaround solutions that may be costly and disruptive to implement; or
•require us to cease certain activities or to cease distributing our products and delivering our services in certain markets.

In addition to being liable for potentially substantial damages relating to a patent or other intellectual property following an infringement action against us, we may be prohibited from developing or commercializing certain technologies or products unless we obtain a license from the holder of the patent or other applicable intellectual property rights, or purchase the patent. There can be no assurance that we will be able to obtain any such license or purchase the patent on commercially reasonable terms, or at all. If we do not obtain such a license, our prospects, business, operating results and financial condition could be materially adversely affected and we could be required to cease related business operations in some markets and restructure our business to focus on continuing operations in other markets.
Our technology contains third-party open source software components, and failure to comply with the terms of the underlying open source software licenses could restrict our ability to provide our offerings.
Our technology contains software modules licensed to us by third-party authors under “open source” licenses. Use and distribution of open source software may entail greater risks than use of third-party commercial software, as open source licensors generally do not provide support, warranties, indemnification or other contractual protections regarding infringement claims or the quality of the code. In addition, the public availability of such software may make it easier for others to compromise our technology.
Some open source licenses contain requirements that we make available source code for modifications or derivative works we create based upon the type of open source software we use, or grant other licenses to our intellectual property. If we combine our proprietary software with open source software in a certain manner, we could, under certain open source licenses, be required to release the source code of our proprietary software to the public. This would allow our competitors to create similar offerings with lower development effort and time and ultimately could result in a loss of our competitive advantages. Alternatively, to avoid the public release of the affected portions of our source code, we could be required to expend substantial time and resources to re-engineer some or all of our software.
Although we monitor our use of open source software to avoid subjecting our technology to conditions we do not intend, the terms of many open source licenses have not been interpreted by U.S. or foreign courts, and there is a risk that these licenses could be construed in a way that could impose unanticipated conditions or restrictions on our ability to provide or distribute our technology. From time to time, there have been claims challenging the ownership of open source software against companies that incorporate open source software into their solutions. As a result, we could be subject to lawsuits by parties claiming ownership of what we believe to be open source software.
Moreover, we cannot assure you that our processes for controlling our use of open source software in our technology will be effective. If we are held to have breached or failed to fully comply with all the terms and conditions of an open source software license, we could face infringement or other liability, or be required to seek costly licenses from third parties to continue providing our offerings on terms that are not economically feasible, to re-engineer our technology, to discontinue or delay the provision of our offerings if re-engineering could not be accomplished on a timely basis or to make generally available, in source code form, our proprietary code, any of which could adversely affect our business, financial condition and results of operations.
We may face disruption and other difficulties in integrating and managing acquired operations or other initiatives we have recently acquired, may develop, or may acquire in the future.
We could face significant challenges in managing and integrating our expanded or combined operations and any other properties or operations we may develop or acquire, particularly in new competitive markets or business lines, including our recent acquisition of theScore. The integration and management of more significant operations that we develop or acquire, such as our ability to (i) transition to the Score’s proprietary risk and trading platform in Ontario, (ii) integrate the Barstool Sportsbook into theScore’s mobile app in the U.S. and (iii) migrate the Barstool Sportsbook to theScore’s player account management trading platforms, will require the dedication of management resources that may temporarily divert attention from our day-to-day business. In addition, development and integration of new information technology systems that may be required is costly and time-consuming. The process of integrating operations that we may acquire also could interrupt the activities of those businesses, which could have a material adverse effect on our financial condition, results of operations, and cash flows. In addition, the development of new operations may involve regulatory, legal and competitive risks, and, as it relates to property acquisitions construction and local opposition risks, as well as the risks attendant to partnership deals on these development opportunities. In particular, local opposition can delay or increase the anticipated cost of a project, and, in projects where we team up with a joint venture partner, if we cannot reach agreement with such partners, or if our relationships otherwise deteriorate, we could face significant increased costs and delays. Finally, given the competitive nature of these types of limited license opportunities, litigation is possible.
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
The occurrence of some or all of the above-described events could have a material adverse effect on our financial condition, results of operations, and cash flows.
Our retail casino gaming, online gaming, and sports betting rely heavily on technology services and an uninterrupted supply of electrical power.
Any unscheduled disruption in our technology services or interruption in the supply of electrical power could result in an immediate, and possibly substantial, loss of revenues due to a shutdown of our retail casino gaming (including slot machines and security systems), online gaming, and sports betting operations.
We rely on third-party payment processors to process deposits and withdrawals made by our users, and if we cannot manage our relationships with such third parties and other payment-related risks, our business, financial condition and results of operations could be adversely affected.
We rely on a limited number of third-party payment processors to process deposits and withdrawals made by our users. If any of our third-party payment processors terminates its relationship with us or refuses to renew its agreement with us on commercially reasonable terms, we would need to find an alternate payment processor, and may not be able to secure similar terms or replace such payment processor in an acceptable time frame. Further, the software and services provided by our third-party payment processors may not meet our expectations, contain errors or vulnerabilities, be compromised or experience outages. Any of these risks could cause us to lose our ability to accept online payments or other payment transactions or make timely payments to our users, any of which could make our technology less trustworthy and convenient and adversely affect our ability to attract and retain our users.
Nearly all of our payments are made by credit card, debit card or through other third-party payment services, which subjects us to certain regulations and to the risk of fraud. We may in the future offer new payment options to users that may be subject to additional regulations and risks. We are also subject to a number of other laws and regulations relating to the payments we accept from our users, including with respect to money laundering, money transfers, privacy and information security. If we fail to comply with applicable rules and regulations, we may be subject to civil or criminal penalties, fines and/or higher transaction fees and may lose our ability to accept online payments or other payment card transactions, which could make our offerings less convenient and attractive to our users. If any of these events were to occur, our business, financial condition and results of operations could be adversely affected.
Additionally, our payment processors require us to comply with payment card network operating rules, which are set and interpreted by the payment card networks. The payment card networks could adopt new operating rules or interpret or reinterpret existing rules in ways that might prohibit us from providing certain offerings to some users, be costly to implement or difficult to follow. We have agreed to reimburse our payment processors for fines they are assessed by payment card networks if we or our users violate these rules. Any of the foregoing risks could adversely affect our business, financial condition and results of operations.
If our third-party mobile application distribution platforms or service providers do not perform adequately or terminate their relationships with us, our costs may increase and our business, financial condition, and results of operations could be adversely affected.
Our success depends in part on our relationships with other third-party service providers. We rely upon third-party distribution platforms, including the Apple App Store and Google Play store, for distribution of our mobile applications. As such, the promotion, distribution and operation of our mobile applications are subject to the respective distribution platforms’ standard terms and policies, which are very broad and subject to frequent changes and interpretation. If Apple or Google choose to de-list any of our mobile applications due to what they perceive to be objectionable content, it could have a material negative impact on our business.
Further, the success of our Interactive segment depends in part on our relationships with other third-party service providers for content delivery, load balancing and protection against distributed denial-of-service attacks. If those providers do not perform adequately or terminate their relationship with us, our users may experience issues or interruptions with their experiences. We also rely on other software and services supplied by third parties, such as communications and internal software, and our business may be adversely affected to the extent such software and services do not meet our expectations, contain errors or vulnerabilities, are compromised or experience outages. Further, any negative publicity related to any of our third-party partners could adversely affect our reputation and brand.
We also incorporate technology from third parties into our platform. We cannot be certain that our licensors are not infringing the intellectual property rights of others or that the suppliers and licensors have sufficient rights to the technology in all jurisdictions in which we may operate. Some of our license agreements may be terminated by our licensors for convenience. If we are unable to obtain or maintain rights to any of this technology because of intellectual property infringement claims brought by third parties against our suppliers and licensors or against us, or if we are unable to continue to obtain the technology or enter into new agreements on commercially reasonable terms, our ability to develop our offerings containing that technology could be severely limited and our business could be harmed.
Additionally, if we are unable to obtain necessary technology from third parties, we may be forced to acquire or develop alternate technology, which may require significant time and effort and may be of lower quality or performance standards. This would limit and delay our ability to provide new or competitive offerings and increase our costs. If alternate technology cannot be obtained or developed, we may not be able to offer certain functionality as part of our offerings, which could adversely affect our business, financial condition and results of operations.
Further, we rely on third-party geolocation and identity verification systems to ensure we are in compliance with certain laws and regulations. There is no guarantee that the third-party geolocation and identity verification systems will perform adequately, or be effective, and any service disruption to those systems would prohibit us from operating our platform and would adversely affect our business. Additionally, incorrect or misleading geolocation and identity verification data with respect to current or potential users received from third-party service providers may result in us inadvertently allowing access to our offerings to individuals who should not be permitted to access them, or otherwise inadvertently deny access to individuals who should be able to access our offerings, in each case based on inaccurate identity or geographic location determination. Our third-party geolocation services provider relies on its ability to obtain information necessary to determine geolocation from mobile devices, operating systems, and other sources. Changes, disruptions or temporary or permanent failure to access such sources by our third-party services providers may result in their inability to accurately determine the location of our users. Moreover, our inability to maintain our existing contracts with third-party services providers, or to replace them with equivalent third parties, may result in our inability to access geolocation and identity verification data necessary for our day-to-day operations. If any of these risks materializes, we may be subject to disciplinary action, fines, lawsuits, and our business, financial condition and results of operations could be adversely affected.

If Internet and other technology-based service providers experience service interruptions, our ability to conduct our business may be impaired and our business, financial condition and results of operations could be adversely affected.
A substantial portion of our network infrastructure is provided by third parties, including Internet service providers and other technology-based service providers. See “— We rely on third party cloud infrastructure services to deliver our offerings to users and any disruption of or interference with our use of these services could adversely affect our business, financial condition, results of operations and prospects.” We require technology-based service providers to implement cyber-attack-resilient systems and processes. However, if Internet service providers experience service interruptions, including because of cyber-attacks, or due to an event causing an unusually high volume of Internet use (such as a pandemic or public health emergency), communications over the Internet may be interrupted and impair our ability to conduct our business. Internet service providers and other technology-based service providers may in the future roll out upgraded or new mobile or other telecommunications services, such as 5G or 6G services, which may not be successful and thus may impact the ability of our users to access our offerings in a timely fashion or at all. In addition, our ability to process e-commerce transactions depends on bank processing and credit card systems. To prepare for system problems, we continuously seek to strengthen and enhance our current facilities and the capabilities of our system infrastructure and support. Nevertheless, there can be no assurance that the Internet infrastructure or our own network systems will continue to be able to meet the demand placed on us by the continued growth of the Internet, the overall online gaming industry and our users. Any difficulties these providers face, including the potential of certain network traffic receiving priority over other traffic (i.e., lack of net neutrality), may adversely affect our business, and we exercise little control over these providers, which increases our vulnerability to problems with the services they provide. Any system failure as a result of reliance on third parties, such as network, software or hardware failure, including as a result of cyber-attacks, which causes a loss of our users’ property or personal information or a delay or interruption in our online services and products and e-commerce services, including our ability to handle existing or increased traffic, could result in a loss of anticipated revenue, interruptions to our offerings, cause us to incur significant legal, remediation and notification costs, degrade the customer experience and cause users to lose confidence in our offerings, any of which could have a material adverse effect on our business, financial condition, results of operations and prospects.
We rely on third party cloud infrastructure services to deliver our offerings to users, and any disruption of or interference with our use of these services could adversely affect our business, financial condition, results of operations and prospects.
We currently host our sports betting and online gaming offerings and support our operations using a third-party provider of cloud infrastructure services. We do not, and will not, have control over the operations of the facilities or infrastructure of the third-party service provider that we use. Such third party’s facilities are vulnerable to damage or interruption from natural disasters, cybersecurity attacks, terrorist attacks, power outages and similar events or acts of misconduct. Our technology’s continuing and uninterrupted performance will be critical to our success. We have experienced, and we expect that in the future we will experience, interruptions, delays and outages in service and availability from these third-party service providers from time to time due to a variety of factors, including infrastructure changes, human or software errors, website hosting disruptions and capacity constraints. In addition, any changes in these third parties’ service levels may adversely affect our ability to meet the requirements of our users. Since our technology’s continuing and uninterrupted performance is critical to our success, sustained or repeated system failures would reduce the attractiveness of our offerings. It may become increasingly difficult to maintain and improve our performance, especially during peak usage times, as we expand and the usage of our offerings increases. Any negative publicity arising from these disruptions could harm our reputation and brand and may adversely affect the usage of our offerings.
Any of the above circumstances or events may harm our reputation and brand, reduce the availability or usage of our technology, lead to a significant loss of revenue, increase our costs and impair our ability to attract new users, any of which could adversely affect our business, financial condition and results of operations.
We rely on strategic relationships with casinos, tribes and horse-tracks in order to be able to offer our sports betting, and online gaming products in certain jurisdictions. If we cannot establish and manage such relationships with such partners, our business, financial condition and results of operations could be adversely affected.
Under the sports betting and online gaming laws of certain states, sports betting and online gaming are limited to a finite number of retail operators, such as casinos, tribes or tracks, who own a “skin” or “skins” under that state’s law. A “skin” is a legally-authorized license from a state to offer sports betting or online gaming services provided by such a retail operator. The “skin” provides a market access opportunity for mobile operators to operate in the jurisdiction pending licensure and other required approvals by the state’s regulator. The entities that control those “skins,” and the numbers of “skins” available, are typically determined by a state’s law authorizing sports betting or online gaming. In some of the jurisdictions in which we offer sports betting and online gaming, we currently rely on a casino, tribe or track in order to get a “skin.” These “skins” are what allows us to gain access to jurisdictions where online operators are required to have a retail relationship. If we cannot establish, renew or manage our relationships, our relationships could terminate and we would not be allowed to operate in those jurisdictions until we enter into new ones. As a result, our business, financial condition and results of operations could be adversely affected.
We rely on other third-party sports data providers for real-time and accurate data for sporting events, and if such third parties do not perform adequately or terminate their relationships with us, our costs may increase and our business, financial condition and results of operations could be adversely affected.
We rely on third-party sports data providers to obtain accurate information regarding schedules, results, performance and outcomes of sporting events. We rely on this data to determine when and how sports bets are settled. We have experienced, and may continue to experience, errors in this data feed which may result in us incorrectly settling bets. If we cannot adequately resolve the issue with our users, our users may have a negative experience with our offerings, our brand or reputation may be negatively affected and our users may be less inclined to continue or resume utilizing our products or recommend our offerings to other potential users. As such, a failure or significant interruption in our service may harm our reputation, business and operating results.
Furthermore, if any of our sports data partners terminates its relationship with us or refuses to renew its agreement with us on commercially reasonable terms, we would need to find an alternate provider, and may not be able to secure similar terms or replace such providers in an acceptable time frame. Any of these risks could increase our costs and adversely affect our business, financial condition and results of operations. Further, any negative publicity related to any of our third-party partners, including any publicity related to regulatory concerns, could adversely affect our reputation and brand, and could potentially lead to increased regulatory or litigation exposure.
Our growth will depend, in part, on the success of our strategic relationships with third parties. Overreliance on certain third parties, or our inability to extend existing relationships or agree to new relationships may cause unanticipated costs for us and impact our financial performance in the future.
We rely on relationships with sports leagues and teams, professional athletes and athlete organizations, advertisers, casinos and other third parties, including those affiliated with Barstool Sports, in order to attract users to our offerings. These relationships along with providers of online services, search engines, social media, directories and other websites and e-commerce businesses direct consumers to our offerings. In addition, many of the parties with whom we have advertising arrangements provide advertising services to other companies, including other gaming products with whom we compete. While we believe there are other third parties that could drive users to our offerings, adding or transitioning to them may disrupt our business and increase our costs. In the event that any of our existing relationships or our future relationships fails to provide services to us in accordance with the terms of our arrangement, or at all, and we are not able to find suitable alternatives, this could impact our ability to attract consumers cost effectively and harm our business, financial condition, results of operations and prospects.
Our information technology and other systems are subject to cyber security risk, including misappropriation of employee information, customer information or other breaches of information security, particularly as our Interactive segment grows.
We increasingly rely on information technology and other systems (particularly as our Interactive segment grows), including our own systems and those of service providers and third parties, to manage our business and employee data and maintain and transmit customers’ personal and financial information, credit card settlements, credit card funds transmissions, mailing lists, and reservations information. Our collection of such data is subject to extensive regulation by private groups, such as the payment card industry, as well as governmental authorities, including gaming authorities. Privacy regulations continue to evolve and we have taken, and will continue to take, steps to comply by implementing processes designed to safeguard the confidential and personal information of our business, employees and customers. In addition, our security measures are reviewed and evaluated regularly. However, our information and processes and those of our service providers and other third parties, are subject to the ever-changing threat of compromised security, in the form of a risk of potential breach, system failure, computer virus, or unauthorized or fraudulent use by customers, company employees, or employees of third party vendors. The steps we take to deter and mitigate the risks of breaches may not be successful, and any resulting compromise or loss of data or systems could adversely impact operations or regulatory compliance and could result in remedial expenses, fines, litigation, disclosures, and loss of reputation, potentially impacting our financial results. Further, as cyber-attacks continue to evolve, we may incur significant costs in our attempts to modify or enhance our protective measures or investigate or remediate any vulnerability. Increased instances of cyber-attacks may also have a negative reputational impact on us and our properties that may result in a loss of customer confidence and, as a result, may have a material adverse effect on our financial condition, results of operations, and cash flows.

As our sports betting and online gaming business grows, we will face increased cyber risks and threats that seek to damage, exploit, disrupt or gain access to our networks, our products and services, and supporting infrastructure. Any failure to prevent or mitigate security breaches or cyber risk could result in interruptions to the services we provide, degrade the user experience, and cause our users to lose confidence in our products. The unauthorized access, acquisition or disclosure of consumer information could compel us to comply with disparate breach notification laws and otherwise subject us to proceedings by governmental entities or others and substantial legal and financial liability. This could harm our business and reputation, disrupt our relationships with partners and diminish our competitive position.
Our growth prospects may suffer if we are unable to develop successful offerings or if we fail to pursue additional offerings. In addition, if we fail to make the right investment decisions in our offerings and technology, we may not attract and retain key users and our revenue and results of operations may decline.
The industries in which we operate are subject to rapid and frequent changes in standards, technologies, products and service offerings, as well as in customer demands and expectations and regulations. We must continuously make decisions regarding in which offerings and technology we should invest to meet customer demand in compliance with evolving industry standards and regulatory requirements and must continually introduce and successfully market new and innovative technologies, offerings and enhancements to remain competitive and effectively stimulate customer demand, acceptance and engagement. Our ability to engage, retain, and increase our user base and to increase our revenue will depend heavily on our ability to successfully create new offerings, both independently and together with third parties. We may introduce significant changes to our existing technology and offerings or develop and introduce new and unproven products and services, with which we have little or no prior development or operating experience. The process of developing new offerings and systems is inherently complex and uncertain, and new offerings may not be well received by users, even if well-reviewed and of high quality. If we are unable to develop technology and products that address users’ needs or enhance and improve our existing technology and offerings in a timely manner, we could experience a material adverse effect on our business, financial condition, results of operations and prospects.
Although we intend to continue investing in our research and development efforts, if new or enhanced offerings fail to engage our users or partners, we may fail to attract or retain users or to generate sufficient revenue, operating margin, or other value to justify our investments, any of which may seriously harm our business. In addition, management may not properly ascertain or assess the risks of new initiatives, and subsequent events may alter the risks that were evaluated at the time we decided to execute any new initiative. Creating additional offerings can also divert our management’s attention from other business issues and opportunities. Even if our new offerings attain market acceptance, those new offerings could exploit the market share of our existing product offerings or share of our users’ wallets in a manner that could negatively impact their ecosystem. Furthermore, such expansion of our business increases the complexity of our business and places an additional burden on our management, operations, technical systems and financial resources and we may not recover the often-substantial up-front costs of developing and marketing new offerings, or recover the opportunity cost of diverting management and financial resources away from other offerings. In the event of continued growth of our operations, products or in the number of third-party relationships, we may not have adequate resources, operationally, technologically or otherwise to support such growth and the quality of our technology, offerings or our relationships with third parties could suffer. In addition, failure to effectively identify, pursue and execute new business initiatives, or to efficiently adapt our processes and infrastructure to meet the needs of our innovations, may adversely affect our business, financial condition, results of operations and prospects.
Any new offerings may also require our users to utilize new skills to use our offerings. This could create a lag in adoption of new offerings and new user additions related to any new offerings. To date, new offerings and enhancements of our existing technology have not hindered our user growth or engagement, but that may be the result of a large portion of our user base being in a younger demographic and more willing to invest the time to learn to use our products most effectively. To the extent that future users, including those in older demographics, are less willing to invest the time to learn to use our products, and if we are unable to make our products easier to learn to use, our user growth or engagement could be affected, and our business could be harmed. We may develop new products that increase user engagement and costs without increasing revenue.
Additionally, we may make bad or unprofitable decisions regarding these investments. If new or existing competitors offer more attractive offerings, we may lose users or users may decrease their spending on our offerings. New customer demands, superior competitive offerings, new industry standards or changes in the regulatory environment could render our existing offerings unattractive, unmarketable or obsolete and require us to make substantial unanticipated changes to our technology or business model. Our failure to adapt to a rapidly changing market or evolving customer demands could harm our business, financial condition, results of operations and prospects.

The growth of our Interactive segment will depend on our ability to attract and retain users.
Our ability to achieve growth in revenue in the future in our Interactive segment and its Barstool Sports sports betting and online gaming apps will depend, in large part, upon our ability to attract new users to our offerings, retain existing users of our offerings and reactivate users in a cost-effective manner. Achieving growth in our community of users may require us to increasingly engage in sophisticated and costly sales and marketing and promotional efforts, which may not make sense in terms of return on investment. We have used and expect to continue to use a variety of free and paid marketing channels, in combination with compelling offers and exciting games to achieve our objectives. For paid marketing, we intend to leverage a broad array of advertising channels, including television, radio, social media influencers (brand ambassadors), social media platforms, such as Facebook, Instagram, Twitter and Snapchat, affiliates and paid and organic search, and other digital channels, such as mobile display. If the search engines on which we rely modify their algorithms, change their terms around gaming, or if the prices at which we may purchase listings increase, then our costs could increase, and fewer users may click through to our website. If links to our website are not displayed prominently in online search results, if fewer users click through to our website, if our other digital marketing campaigns are not effective, if the costs of attracting users using any of our current methods significantly increase, then our ability to efficiently attract new users could be reduced, our revenue could decline and our business, financial condition and results of operations could be harmed.
In addition, our ability to increase the number of users of our offerings will depend on continued user adoption of the Barstool Sportsbook app and online gaming. Growth in the sportsbook and online gaming industries and the level of demand for and market acceptance of our product offerings will be subject to a high degree of uncertainty. We cannot assure that consumer adoption of our product offerings will continue or exceed current growth rates, or that the industry will achieve more widespread acceptance.
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
Participation in the sports betting industry exposes us to trading, liability management and pricing risk. We may experience lower than expected profitability and potentially significant losses as a result of a failure to determine accurately the odds in relation to any particular event and/or any failure of its sports risk management processes.
Our fixed-odds betting products involve betting where winnings are paid on the basis of the stake placed and the odds quoted. Odds are determined with the objective of providing an average return to the bookmaker over a large number of events and therefore, over the long term, our gross win percentage has remained fairly constant. However, there can be significant variation in gross win percentage event-by-event and day-by-day. We have systems and controls that seek to reduce the risk of daily losses occurring on a gross-win basis, but there can be no assurance that these will be effective in reducing our exposure, and consequently our exposure to this risk in the future. As a result, in the short term, there is less certainty of generating a positive gross win, and we may experience (and we have from time to time experienced) significant losses with respect to individual events or betting outcomes, in particular if large individual bets are placed on an event or betting outcome or series of events or betting outcomes. Odds compilers and risk managers are capable of human error, thus even allowing for the fact that a number of betting products are subject to capped pay-outs, significant volatility can occur. In addition, it is possible that there may be such a high volume of trading during any particular period that even automated systems would be unable to address and eradicate all risks. Any significant losses on a gross- win basis could have a material adverse effect on our business, financial condition and results of operations. In addition, if a jurisdiction where we hold or wish to apply for a license imposes a high turnover tax for betting (as opposed to a gross-win tax), this too would impact profitability, particularly with high value/low margin bets, and likewise have a material adverse effect on our business.
We follow the industry practice of restricting and managing betting limits at the individual customer level based on individual customer profiles and risk level to the enterprise; however there is no guarantee that states will allow operators such as us to place limits at the individual customer level.
Similar to a credit card company managing individual risk on the customer level through credit limits, it is customary for sports betting operators to manage customer-betting limits at the individual level to manage enterprise risk levels. We believe this practice is beneficial overall, because if it were not possible, the betting options would be restricted globally and limits available to customers would be much lower to insulate overall risk due to the existence of a very small segment of highly sophisticated syndicates and algorithmic bettors, or bettors looking to take advantage of site errors and omissions. We believe the majority of operators balance taking reasonable action from all customers against the risk of individual customers significantly harming the business viability. We cannot assure you that all state legislation and regulators will always allow operators to execute limits at the individual customer level, or at their sole discretion.
We extend credit to a portion of our customers, and we may not be able to collect gaming receivables from our credit customers.
We conduct our gaming activities on a credit and cash basis at many of our properties. Any such credit we extend is unsecured. Table games players typically are extended more credit than slot players, and high-stakes players typically are extended more credit than customers who tend to wager lower amounts. High-end gaming is more volatile than other forms of gaming, and variances in win-loss results attributable to high-end gaming may have a significant positive or negative impact on cash flow and earnings in a particular period. We extend credit to those customers whose level of play and financial resources warrant, in the opinion of management, an extension of credit. These large receivables could have a significant impact on our results of operations if deemed uncollectible. Gaming debts evidenced by a credit instrument, including what is commonly referred to as a “marker,” and judgments on gaming debts are enforceable under the current laws of the jurisdictions in which we allow play on a credit basis, and judgments on gaming debts in such jurisdictions are enforceable in all U.S. states under the Full Faith and Credit Clause of the U.S. Constitution; however, other jurisdictions may determine that enforcement of gaming debts is against public policy. Although courts of some foreign nations will enforce gaming debts directly and the assets in the U.S. of foreign debtors may be reached to satisfy a judgment, judgments on gaming debts from U.S. courts are not binding on the courts of many foreign nations.
The success, including win or hold rates, of existing or future sports betting and online gaming products depends on a variety of factors and is not completely controlled by us.
The sports betting and online gaming industries are characterized by an element of chance. Accordingly, we employ theoretical win rates to estimate what a certain type of sports bet or iCasino game, on average, will win or lose in the long run. Net win is impacted by variations in the hold percentage (the ratio of net win to total amount wagered), or actual outcome, in our iCasino and sports betting offerings. We use the hold percentage as an indicator of the performance of the iCasino game or sports bet against its expected outcome. Although each iCasino game or sports bet generally performs within a defined statistical range of outcomes, actual outcomes may vary for any given period. In addition to the element of chance, win rates (hold percentages) may also (depending on the game involved) be affected by the spread of limits and factors that are beyond our control, such as a user’s skill, experience and behavior, the mix of games played, the financial resources of users, the volume of bets placed and the amount of time spent gambling. As a result of the variability in these factors, the actual win rates on our iCasino and sports bets may differ from the theoretical win rates we have estimated and could result in the user’s winnings exceeding those anticipated. The variability of win rates (hold rates) also have the potential to negatively impact our financial condition, results of operations, and cash flows.
Our success also depends in part on our ability to anticipate and satisfy user preferences in a timely manner. As we will operate in a dynamic environment characterized by rapidly changing industry and legal standards, our products will be subject to changing consumer preferences that cannot be predicted with certainty. We will need to continually introduce new offerings and identify future product offerings that complement our existing technology, respond to our users’ needs and improve and enhance our existing technology to maintain or increase our user engagement and growth of our business. We may not be able to compete effectively unless our product selection keeps up with trends in the digital sports entertainment and gaming industries in which we compete, or trends in new gaming products.
We face a number of challenges prior to opening new or upgraded gaming properties or launching new online gaming or sports betting channels, which may lead to increased costs and delays in anticipated revenues.
No assurance can be given that, when we endeavor to open new or upgraded gaming properties or launch new online gaming or sports betting channels, the expected timetables for opening such properties or channels will be met in light of the uncertainties inherent in the development of the regulatory framework, construction, the licensing process, legislative action and litigation. In addition, as we seek to launch online gaming and sports betting apps in additional states, we will need to hire additional qualified employees, such as engineers, IT professionals and other compliance personnel. Given the significant competition in this area for qualified candidates, we may be unable to hire qualified candidates. Delays in opening new or upgraded properties could lead to increased costs and delays in receiving anticipated revenues with respect to such properties or channels and could have a material adverse effect on our financial condition, results of operations, and cash flows.

Risks Related to Our Capital Structure
Our indebtedness could adversely affect our financial health and prevent us from fulfilling our obligations under our outstanding indebtedness.
As of December 31, 2021, we had indebtedness of $2.8 billion, including $1.6 billion outstanding under our Senior Secured Credit Facilities. In addition, we are required to make significant annual lease payments to our REIT Landlords pursuant to the Triple Net Leases, which we currently expect will be approximately $806.2 million for the year ending December 31, 2022.
We have indebtedness and significant fixed annual lease payments under the Triple Net Leases. Our indebtedness and additional fixed costs under our Lease obligations could have important consequences to our financial health.
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
The capacity under our Revolving Credit Facility is $700.0 million, of which $674.0 million is available as of December 31, 2021. Our Revolving Credit Facility expires in 2023. There is no certainty that our lenders will continue to remain solvent or fund their respective obligations under our Senior Secured Credit Facilities.
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
General Risk Factors
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
As owners and managers of retail casino gaming, online gaming, sports betting, video lottery, VGTs, and pari-mutuel wagering operations, we are subject to extensive state and local regulation. These regulatory authorities have broad discretion, and may, for any reason set forth in the applicable legislation, rules and regulations, limit, condition, suspend, fail to renew or revoke a license or registration to conduct gaming operations or prevent us from owning the securities of any of our gaming subsidiaries or prevent another person from owning an equity interest in us. Like all gaming operators in the jurisdictions in which we operate, we must periodically apply to renew our gaming licenses or registrations and have the suitability of certain of our directors, officers and employees approved. We cannot assure you that we will be able to obtain such renewals or approvals. Regulatory authorities have input into our operations, for instance, hours of operation, location or relocation of a facility, and numbers and types of slot machines and table games. Gaming regulators may not have extensive experience in the digital media industry, which may present unique challenges in regulating our business. Regulators may also levy substantial fines against us, our subsidiaries, or the people involved in violating gaming laws or regulations and/or seize our assets or the assets of our subsidiaries. Any of these events could have a material adverse effect on our financial condition, results of operations, and cash flows.
Regulations governing the conduct of gaming activities and the obligations of gaming companies in any jurisdiction in which we have or in the future may have gaming operations are subject to change and could impose additional operating, financial, competitive or other burdens on the way we conduct our business.
In particular, certain areas of law governing new gaming activities, such as the federal and state law applicable to retail casino gaming, online gaming, and sports betting, are new or developing in light of emerging technologies. New and developing areas of law may be subject to the interpretation of the government agencies tasked with enforcing them and/or courts in which parties challenge the interpretation or enforcement of them. In some circumstances, a government agency may interpret a statute or regulation in one manner and then reconsider its interpretation at a later date. No assurance can be provided that government agencies will interpret or enforce new or developing areas of law consistently, predictably, or favorably. Moreover, legislation or regulation to prohibit, limit, or add burdens to increase taxes on our business may be introduced in the future in states where gaming has been legalized. In addition, from time to time, legislators and special interest groups have proposed legislation that would expand, restrict or prevent gaming operations or which may otherwise adversely impact our operations in the jurisdictions in which we operate. Any expansion of gaming or restriction on or prohibition of our gaming operations or enactment of other adverse regulatory changes could have a material adverse effect on our operating results.
Certain public and private issuances of securities and other transactions that we are party to also require the approval of some state regulatory authorities.
We have demonstrated suitability to obtain and have obtained all governmental licenses, registrations, permits, and approvals necessary for us to operate our existing gaming and pari-mutuel properties. There can be no assurance that we will be able to retain and renew those existing licenses or demonstrate suitability to obtain any new licenses, registrations, permits, or approvals. In addition, the loss of a license in one jurisdiction could trigger the loss of a license or affect our eligibility for a license in another jurisdiction. As we expand our gaming operations in our existing jurisdictions or to new areas, we may have to meet additional suitability requirements and obtain additional licenses, registrations, permits and approvals from gaming authorities in these jurisdictions. The approval process can be time-consuming and costly, and we cannot be sure that we will be successful. Furthermore, this risk is particularly pertinent to our online gaming and sports betting initiatives because regulations in this area are not as fully developed or established.
Gaming authorities in the U.S. generally can require that any record holder or beneficial owner of our securities file an application for a license or similar finding of suitability. If a gaming authority requires a record holder or beneficial owner of our securities to file a suitability application, the owner must generally apply for a finding of suitability within 30 days or at an earlier time prescribed by the gaming authority. The gaming authority has the power to investigate such an owner’s suitability and the owner must pay all costs of the investigation. If the owner is found unsuitable or fails to apply when required to do so, then the owner may be required by law to dispose of our securities.
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
Changes to consumer privacy laws could adversely affect our ability to market our products effectively and may require us to change our business practices or expend significant amounts on compliance with such laws.
We rely on a variety of direct marketing techniques, including email marketing, online advertising, and postal mailings. Any further restrictions in laws such as the CAN-SPAM Act, the Telephone Consumer Protection Act, the Do-Not-Call-Implementation Act, applicable Federal Communications Commission telemarketing rules (including the declaratory ruling affirming the blocking of unwanted robocalls), the FTC Privacy Rule, Safeguards Rule, Consumer Report Information Disposal Rule, Telemarketing Sales Rule, Canada’s Anti-Spam Law and various U.S. state laws, or new federal or state laws on marketing and solicitation or international privacy, e-privacy, and anti-spam laws that govern these activities could adversely affect the continuing effectiveness of email, online advertising, and postal mailing techniques and could force further changes in our marketing strategy. If this occurs, we may not be able to develop adequate alternative marketing strategies, which could impact the amount and timing of our sales of certain products.
Further, certain of our products and services depend on the ability to use non-public personal, financial transaction, and or other information relating to patrons, which we may collect and or obtain from travel service providers or other companies with whom we have substantial relationships. To the extent that we collect, control, or process such information, federal, state, and foreign privacy laws and regulations, including without limitation the California Consumer Privacy Act, the General Data Protection Regulation and the Personal Information Protection and Electronic Documents Act, require us to make disclosures regarding our privacy and information sharing practices, safeguard and protect the privacy of such information, and, in some cases, provide patrons the opportunity to “opt out” of the use of their information for certain purposes, any of which could limit our ability to leverage existing and future databases of information which could have a material adverse effect on our financial condition, results of operations, and cash flows.
We must comply with federal, state, and foreign requirements regarding notice and consent to obtain, use, share, transmit and store such information. Furthermore, we may face conflicting obligations arising from the potential concurrent application of laws of multiple jurisdictions. In the event that we are not able to reconcile such obligations, we may be required to change business practices or face liability or sanction.
To the extent that we fail to comply with applicable consumer protection and data privacy laws, we may become subject to actions by individuals or regulatory authorities, which may result in the payment of fines or the imposition of other monetary or non-monetary penalties.

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
We also are subject to laws and regulations that impose liability and clean-up responsibility for releases of other hazardous substances into the environment. Under certain of these laws and regulations, a current or previous owner or operator of the property may be liable for the costs of remediating contaminated soil or groundwater on or from its property, without regard to whether the owner or operator knew of, or caused, the contamination, as well as incur liability to third parties impacted by such contamination. The presence of contamination, or failure to remediate it properly, may adversely affect our ability to use, sell or rent property. Under our contractual arrangements under the Triple Net Leases, we will generally be responsible for both past and future environmental liabilities associated with our gaming operations, notwithstanding ownership of the underlying real property having been transferred. Furthermore, we are aware that there is or may have been soil or groundwater or other contamination at certain of our properties resulting from current or former operations. These environmental conditions may require remediation in isolated areas. The extent of such potential conditions cannot be determined definitely, and may result in additional expense in the event that additional or currently unknown conditions are detected.
In the event we make another acquisition, we may face risks related to our ability to receive regulatory approvals required to complete, or other delays or impediments to completing, such acquisition.
Our growth is fueled, in part, by the acquisition of existing gaming, racing, and development properties, as well as our online gaming and sports betting initiatives. In addition to standard closing conditions, our acquisitions are often conditioned on the receipt of regulatory approvals and other hurdles that create uncertainty and could increase costs. Such delays could significantly reduce the benefits to us of such acquisitions and could have a material adverse effect on our financial condition, results of operations, and cash flows.
Material increases to our taxes or the adoption of new taxes or the authorization of new or increased forms of gaming could have a material adverse effect on our future financial results.
We believe that the prospect of generating incremental revenue is one of the primary reasons that jurisdictions permit or expand legalized gaming. As a result, gaming companies are typically subject to revenue-based taxes and fees in addition to normal federal, state and local income taxes, and such taxes and fees are subject to increase at any time. We pay substantial taxes and fees with respect to our operations. From time-to-time, federal, state, and local legislators and officials have proposed changes in tax laws, or in the administration of such laws, affecting the gaming industry. In addition, worsening economic conditions could intensify the efforts of state and local governments to raise revenues through increases in gaming taxes, property taxes and/or by authorizing additional gaming properties each subject to payment of a new license fee. It is not possible to determine with certainty the likelihood of changes in such laws or in the administration of such laws. Such changes, if adopted, could have a material adverse effect on our financial condition, results of operations, and cash flows. If various state and local governments face economic challenges, it becomes more likely that those governments could seek to fund such deficits with new or increased gaming legislation or new or increased gaming taxes and/or property taxes. Deteriorating economic conditions could intensify those efforts. Any new or increased gaming or the material increase or adoption of additional taxes or fees, could have a material adverse effect on our future financial results, especially in light of our significant fixed rent payments.
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

	Location	Description of Owned Real Property	Acreage of Land	Description of Leased Real Property	Acreage of Land
Northeast segment
Ameristar East Chicago	East Chicago, IN	—	—	Land, buildings, boat	22
Greektown Casino-Hotel	Detroit, MI	—	—	Land, buildings	8
Hollywood Casino Bangor	Bangor, ME	—	—	Land, racetrack, buildings	44
Hollywood Casino at Charles Town Races	Charles Town, WV	—	—	Land, racetrack, buildings	299
Hollywood Casino Columbus	Columbus, OH	—	—	Land, buildings	116
Hollywood Casino Lawrenceburg	Lawrenceburg, IN	Land, buildings	—	Land, buildings, boat	108
Hollywood Casino Morgantown	Morgantown, PA	Building	—	Land	36
Hollywood Casino at Penn National Race Course	Grantville, PA	—	—	Land (1), racetrack, buildings	574
Hollywood Casino Perryville	Perryville, MD	—	—	Land, buildings	36
Hollywood Casino Toledo	Toledo, OH	—	—	Land, buildings	42
Hollywood Casino York	York, PA	—	—	Building	—
Hollywood Gaming at Dayton Raceway	Dayton, OH	—	—	Land, racetrack, buildings	120
Hollywood Gaming at Mahoning Valley Race Course	Youngstown, OH	—	—	Land, racetrack, buildings	193
Hollywood Casino at Meadows Racetrack	Washington, PA	—	—	Land, racetrack, buildings	156
Plainridge Park Casino	Plainville, MA	—	—	Land, racetrack, buildings	88

South segment
1st Jackpot Casino	Tunica, MS	—	—	Land (2), buildings, boat	147
Ameristar Vicksburg	Vicksburg, MS	—	—	Land, buildings, boat	74
Boomtown Biloxi	Biloxi, MS	—	—	Land (3), buildings, boat	26
Boomtown Bossier City	Bossier City, LA	—	—	Land, buildings, boat	22
Boomtown New Orleans	New Orleans, LA	—	—	Land, buildings, boat	54
Hollywood Casino Gulf Coast	Bay St. Louis, MS	—	—	Land, buildings	579
Hollywood Casino Tunica	Tunica, MS	—	—	Land, buildings, boat	68
L’Auberge Baton Rouge	Baton Rouge, LA	Undeveloped land	478	Land, buildings, barge	99
L’Auberge Lake Charles	Lake Charles, LA	Undeveloped land	54	Land, buildings, barge	235
Margaritaville Resort Casino	Bossier City, LA	—	—	Land, buildings, barge	34
Resorts Casino Tunica (4)	Tunica, MS	—	—	—	—

West segment
Ameristar Black Hawk	Black Hawk, CO	—	—	Land, buildings	104
Cactus Petes and Horseshu	Jackpot, NV	—	—	Land, buildings	80
M Resort	Henderson, NV	—	—	Land, buildings	84
Tropicana Las Vegas	Las Vegas, NV	—	—	Land, buildings	35
Zia Park Casino	Hobbs, NM	—	—	Land, racetrack, buildings	317

Midwest segment
Ameristar Council Bluffs	Council Bluffs, IA	—	—	Land, buildings, boat	59
Argosy Casino Alton	Alton, IL	Boat	—	Land, buildings	4
Argosy Casino Riverside	Riverside, MO	—	—	Land (5), buildings, barge	45
Hollywood Casino Aurora	Aurora, IL	—	—	Land, buildings, barge	2
Hollywood Casino Joliet	Joliet, IL	—	—	Land, buildings, barge	276
Hollywood Casino at Kansas Speedway	Kansas City, KS	Land, buildings	101	—	—
Hollywood Casino St. Louis	Maryland Heights, MO	—	—	Land, buildings, barge	221
River City Casino	St. Louis, MO	—	—	Land (6), buildings, barge	83

Other
Freehold Raceway	Freehold, NJ	Land, racetrack, buildings	51	—	—
	Cherry Hill, NJ	Undeveloped land	10	—	—
Retama Park Racetrack (7)	Selma, TX	Undeveloped land	14	—	—
Sam Houston Race Park	Houston, TX	Land, racetrack, buildings	168	—	—
Sanford-Orlando Kennel Club (8)	Longwood, FL	Land, building	2	—	—
Valley Race Park	Harlingen, TX	Land, racetrack, buildings	71	—	—
			949		4,490
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
We lease office and warehouse space in various locations outside of our operating properties, including 86,542 square feet of office space for our shared services center in Las Vegas, Nevada; 41,016 square feet of executive office and warehouse space in Wyomissing, Pennsylvania; 79,812 square feet of office space in Toronto, Ontario; 32,212 square feet of office space in Cherry Hill, New Jersey; 29,609 square feet of office space in Philadelphia, Pennsylvania; 22,049 square feet of office space in Hoboken, New Jersey; and 10,000 square feet of warehouse space in Aurora, Illinois.

Our interests in the owned real property listed above (with the exception of the land, buildings, and racetracks, used in the operations of Hollywood Casino at Kansas Speedway, Freehold Raceway, Retama Park Racetrack, and Hollywood Casino Morgantown; as well as the interests in the leased real property listed above); collateralize our obligations under our Senior Secured Credit Facilities (as defined in the “Liquidity and Capital Resources” section of “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” below).

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

PART II

ITEM 5.MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Ticker Symbol and Holders of Record
Our common stock is quoted on the NASDAQ Global Select Market under the symbol “PENN.” As of February 21, 2022, there were 1,589 holders of record of our common stock.
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
Sales of Unregistered Equity Securities
On each of February 22, 2021 and August 23, 2021, the Company issued 43 shares of Series D Preferred Stock in conjunction with acquiring an additional 22,824 shares of Barstool Sports common stock. The issuances were exempt from registration pursuant to Section 4(a)(2) of the Securities Act. The acquisition of the incremental Barstool Sports common stock represents a partial settlement of the 1% purchase on a delayed basis as described in Note 7, “Investments in and Advances to Unconsolidated Affiliates.”
On February 22, 2021 and August 23, 2021, 151.2 shares of Series D Preferred Stock and 43 shares of Series D Preferred Stock, respectively, were converted to common stock. As a result of the conversion, the Company issued 151,200 shares of common stock and 43,000 shares of common stock, respectively, each with a par value of $0.01. The issuances were exempt from registration pursuant to Section 4(a)(2) of the Securities Act.
On August 25, 2021, we issued 198,103 shares of our common stock in connection with the closing of our acquisition of the remaining 50% ownership interest in the Sam Houston Race Park in Houston, Texas, the Valley Race Park in Harlingen, Texas, and a license to operate a racetrack in Austin, Texas (collectively, “Sam Houston”). The issuance was exempt from registration pursuant to Section 4(a)(2) of the Securities Act.
On October 19, 2021, in connection with the closing of the acquisition of theScore and as disclosed in the Company’s Current Report on Form 8-K filed on October 19, 2021, the Company issued a total of 12,319,340 shares of our common stock, 311,119 options to purchase shares of our common stock (“Company Option”) and 472,588 restricted stock units covering our common stock (“Company RSU”) and an indirect wholly owned subsidiary of the Company (“Purchaser”) issued a total of 768,441 shares of Purchaser that are exchangeable into shares of our common stock (“Exchangeable Shares”). The shares of common stock, Company Options, Company RSUs and Exchangeable Shares were issued in reliance upon Section 3(a)(10) of the Securities Act.
ITEM 7.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of financial condition, results of operations, liquidity and capital resources should be read in conjunction with, and is qualified in its entirety by, our Consolidated Financial Statements and the notes thereto, included in this Annual Report on Form 10-K, and other filings with the Securities and Exchange Commission. This management’s discussion and analysis of financial condition and results of operations includes discussion as of and for the year ended December 31, 2021 compared to December 31, 2020. Discussion of our financial condition and results of operations as of and for the year ended December 31, 2020 compared to December 31, 2019 can be found in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, filed with the Securities and Exchange Commission on February 26, 2021.

EXECUTIVE OVERVIEW
Our Business
With a gaming footprint that includes 44 properties across 20 states as of December 31, 2021, Penn National Gaming, Inc., together with its subsidiaries (“Penn National,” the “Company,” “we,” “our,” or “us”) is a highly innovative omni-channel provider of retail casino gaming, online gaming, live racing, sports betting, and digital sports content. Our wholly-owned interactive division, Penn Interactive Ventures, LLC (“Penn Interactive”), operates retail sports betting in the Company’s retail properties, as well as online sports betting and online social casino, bingo, and iCasino products (collectively, “iGaming”). In October 2021, we acquired Score Media and Gaming, Inc. (“theScore”), a sports betting and digital media company. In addition, in February 2020, we entered a strategic partnership with Barstool Sports, Inc. (“Barstool Sports”), a leading digital sports, entertainment, lifestyle and media company. Combined with the power of theScore and Barstool Sports, Penn National has evolved into a leading North American digital sports content, gaming and technology company. The Company's omni-channel approach is further bolstered by its mychoice customer loyalty program (the “mychoice program”), which rewards and recognizes its over 25 million members for their loyalty to both retail and online gaming and sports betting products with a dynamic set of industry offers, experiences, and service levels.
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
Impact of the COVID-19 Pandemic and Company Response
On March 11, 2020, the World Health Organization declared the novel coronavirus (known as “COVID-19”) outbreak to be a global pandemic. To help combat the spread of COVID-19 and pursuant to various orders from state gaming regulatory bodies or governmental authorities, operations at all of our properties were temporarily suspended for single or multiple time periods during 2020 and into 2021. Once reopened, properties operated with reduced gaming and hotel capacity and limited food and beverage offerings in order to accommodate social distancing and health and safety protocols. As of December 31, 2021, the majority of our properties are operating at full capacity while adhering to state mandated health and safety protocols.

The COVID-19 pandemic caused significant disruptions to our business and had a material adverse impact on our financial condition, results of operations and cash flows. As a consequence, between March 13, 2020 and December 31, 2020, we entered into a series of transactions to improve our financial position and liquidity, as described in the relevant notes to our Consolidated Financial Statements. Additionally, we completed a $400.0 million offering of senior unsecured notes on July 1, 2021, as discussed in Note 11, “Long term debt.” We could experience further adverse impacts as a result of the COVID-19 pandemic, including, but not limited to, temporarily suspending operations at our properties if ordered by such governmental bodies, or capacity restrictions on our operations. Actual results may differ materially from the Company’s current estimates as the scope of the COVID-19 pandemic evolves, depending largely, though not exclusively, on the impact of required capacity reductions, social distancing and health and safety guidelines, and the sustainability of current trends in recovery at our properties.
Recent Acquisitions, Development Projects and Other
In February 2020, we closed on our investment in Barstool Sports pursuant to a stock purchase agreement with Barstool Sports and certain stockholders of Barstool Sports, in which we purchased 36% (inclusive of 1% on a delayed basis) of the common stock, par value $0.0001 per share, of Barstool Sports for a purchase price of $161.2 million. Within three years after the closing of the transaction or earlier at our election, we will increase our ownership in Barstool Sports to approximately 50% by purchasing approximately $62.0 million worth of additional shares of Barstool Sports common stock, consistent with the implied valuation at the time of the initial investment, which was $450.0 million. With respect to the remaining Barstool Sports shares, we have immediately exercisable call rights, and the existing Barstool Sports stockholders have put rights exercisable beginning three years after closing, of which the purchase price on the remaining 50% of the shares is defined to be $325.0 million, subject to certain adjustments, which is discussed further within Note 7, “Investments in and Advances to Unconsolidated Affiliates.”
Upon closing, we became Barstool Sports’ exclusive gaming partner for up to 40 years and have the sole right to utilize the Barstool Sports brand for all of our online and retail sports betting and iGaming products. In addition, Penn Interactive has entered into multi-year agreements with leading sports betting operators for online sports betting and iCasino market access across our portfolio of properties.

On April 16, 2020, we sold the real estate assets associated with the operations of Tropicana Las Vegas Hotel and Casino, Inc. (“Tropicana”) property to GLPI in exchange for rent credits of $307.5 million, and utilized the rent credits to pay rent under our existing Master Leases and the Meadows Racetrack and Casino Lease, beginning in May 2020. Contemporaneous with the sale, the Company entered into the Tropicana Lease, (as defined and discussed in Note 12, “Leases” to our Consolidated Financial Statements). On January 11, 2022, Penn National entered into a definitive purchase agreement to sell its outstanding equity interest in Tropicana, which has the gaming license and operates the Tropicana, to Bally’s Corporation (“Bally’s”). This transaction is expected to close within the second half of 2022, subject to Penn National, GLPI, and Bally’s entering into definitive agreements and obtaining regulatory approval.
On October 1, 2020, we sold the land underlying our Morgantown development project to GLPI in exchange for rent credits of $30.0 million. Contemporaneous with the sale, the Company entered into a triple net lease with GLPI for the land underlying Morgantown (as defined and discussed in Note 12, “Leases” to our Consolidated Financial Statements).
On May 11, 2021, we acquired 100% of the outstanding equity of HitPoint Inc. and Lucky Point Inc. (collectively, “Hitpoint”). The purchase price totaled $12.7 million, consisting of $6.2 million in cash, $3.5 million of the Company’s common equity, and a $3.0 million contingent liability.
On July 1, 2021, we completed the acquisition of the operations of Hollywood Casino Perryville (“Perryville”), from GLPI for a purchase price of $39.4 million, including working capital adjustments. Simultaneous with the closing, we entered into a lease with GLPI for the real estate assets associated with Hollywood Casino Perryville for initial annual rent of $7.8 million per year subject to escalation.
On August 1, 2021, we completed the acquisition of the remaining 50% ownership interest in the Sam Houston Race Park in Houston, Texas, the Valley Race Park in Harlingen, Texas, and a license to operate a racetrack in Austin, Texas (collectively, “Sam Houston”), from PM Texas Holdings, LLC for a purchase price of $57.8 million, comprised of $42.0 million in cash and $15.8 million of the Company’s common equity. In conjunction with the acquisition, we recorded a gain of $29.9 million on our equity method investment.
On October 19, 2021, we acquired 100% of theScore for a purchase price of approximately $2.1 billion. Under the terms of the agreement, 1317774 B.C. Ltd. (the “Purchaser”), an indirectly wholly owned subsidiary of Penn National, acquired each of the issued and outstanding theScore shares (other than those held by Penn National and its subsidiaries) for US$17.00 per share in cash consideration, totaling $0.9 billion, and either 0.2398 of a share of common stock, par value $0.01 of Penn Common Stock or, if validly elected, 0.2398 of an exchangeable share in the capital of the Purchaser (each whole share, an “Exchangeable Share”), totaling 12,319,340 shares of Penn Common Stock and 697,539 Exchangeable Shares for approximately $1.0 billion. Each Exchangeable Share will be exchangeable into one share of Penn Common Stock at the option of the holder, subject to certain adjustments. In addition, Purchaser may redeem all outstanding Exchangeable Shares in exchange for shares of Penn Common Stock at any time following the fifth anniversary of the closing, or earlier under certain circumstances. The acquisition provides us with the technology, resources and audience reach to accelerate our media and sports betting strategy across North America.
We believe that our portfolio of assets provides us with the benefit of geographically-diversified cash flow from operations. We expect to continue to expand our gaming operations through the implementation and execution of a disciplined capital expenditure program at our existing properties, the pursuit of strategic acquisitions and investments, and the development of new gaming properties. In addition, the partnership with Barstool Sports and the acquisition of theScore reflect our strategy to continue evolving from the nation’s largest regional gaming operator to a best-in-class omni-channel provider of retail and online gaming and sports betting entertainment.
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
As the COVID-19 pandemic evolves, we continue to adjust operations and cost structures at our properties to reflect the changing economic and health and safety conditions. We also continue to focus on revenue and cost synergies from recent acquisitions, and offering our customers additional gaming experiences through our omni-channel distribution strategy. We seek to continue to expand our customer database by partnering with third-party operators such as Choice Hotels International, Inc. to expand our loyalty program, as well as through accretive investments or acquisitions, such as Barstool Sports and theScore, capitalize on organic growth opportunities from the development of new properties or the expansion of recently-developed business lines, and develop partnerships that allow us to enter new jurisdictions for iCasino and sports betting.
The gaming industry is characterized by an increasingly high degree of competition among a large number of participants, including riverboat casinos; dockside casinos; land-based casinos; video lottery; iGaming; online and retail sports betting; sports media companies; gaming at taverns; gaming at truck stop establishments; sweepstakes and poker machines not located in casinos; the potential for increased fantasy sports; significant growth of Native American gaming tribes, historic racing or state-sponsored i-lottery products in or adjacent to states we operate in; and other forms of gaming in the U.S. See the “Segment comparison of the years ended December 31, 2021 and 2020” section below for discussions of the impact of competition on our results of operations by reportable segment.
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
The vast majority of our revenues is gaming revenue, which is highly dependent upon the volume and spending levels of customers at our properties. Our gaming revenue is derived primarily from slot machines (which represented approximately 84%, 87% and 92% of our gaming revenue in 2021, 2020 and 2019, respectively) and, to a lesser extent, table games. Aside from gaming revenue, our revenues are primarily derived from our hotel, dining, retail, commissions, program sales, admissions, concessions and certain other ancillary activities, and our racing and sports betting operations.
Key performance indicators related to gaming revenue are slot handle and table game drop, which are volume indicators, and “win” or “hold” percentage. Our typical property slot win percentage is in the range of approximately 7% to 11% of slot handle, and our typical table game hold percentage is in the range of approximately 15% to 27% of table game drop.
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
Reportable Segments
During the fourth quarter of 2021, the Company evaluated its reportable segments and changed them to: Northeast, South, West, Midwest, and Interactive. This change reflects management’s belief that the operating results of our Interactive segment represent a strategic and high growth component of our overall operations. The Interactive segment, which was previously reported within Other, includes the operating results of Penn Interactive, theScore, and the Company’s proportionate share of earnings attributable to its equity method investment in Barstool Sports. Corporate expense will continue to be reported in Other in addition to stand-alone racing operations, other joint ventures, management contracts, and Heartland Poker Tour.
As a result of the change in reportable segments described above, the Company has recast previously reported segment information to conform to the current management view for all prior periods presented. The changes to reportable segments had no impact to the Company’s consolidated financial statements. We view each of our gaming and racing properties as an operating segment with the exception of our two properties in Jackpot, Nevada, which we view as one operating segment. We consider our combined Video Gaming Terminal (“VGT”) operations, by state, to be separate operating segments. For a listing of our gaming properties and VGT operations included in each reportable segment, see Note 2, “Significant Accounting Policies,” in the notes to our Consolidated Financial Statements.

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

	For the year ended December 31,
(dollars in millions)	2021	2020	2019
Revenues:
Northeast segment	$2,552.4	$1,639.3	$2,399.9
South segment	1,322.2	849.6	1,118.9
West segment	521.4	302.5	642.5
Midwest segment	1,102.7	681.4	1,094.5
Interactive segment	432.9	121.1	38.3
Other (1)	10.6	3.9	9.2
Intersegment eliminations (2)	(37.2)	(19.1)	(1.9)
Total	$5,905.0	$3,578.7	$5,301.4

Net income (loss)	$420.5	$(669.1)	$43.1

Adjusted EBITDAR:
Northeast segment	$848.4	$478.9	$720.8
South segment	587.0	318.9	369.8
West segment	195.0	82.2	198.8
Midwest segment	500.1	258.3	403.6
Interactive segment	(35.4)	37.2	11.6
Other (1)	(100.7)	(80.7)	(99.4)
Total (3)	1,994.4	1,094.8	1,605.2
Rent expense associated with triple net operating leases (4)	(454.4)	(419.8)	(366.4)
Adjusted EBITDA	$1,540.0	$675.0	$1,238.8

Net income (loss) margin	7.1%	(18.7)%	0.8%
Adjusted EBITDAR margin	33.8%	30.6%	30.3%
Adjusted EBITDA margin	26.1%	18.9%	23.4%
(1)The Other category consists of the Company’s stand-alone racing operations, namely Sanford-Orlando Kennel Club, Sam Houston and Valley Race Parks (the remaining 50% was acquired by Penn National on August 1, 2021), the Company’s joint venture interests in Freehold Raceway; our management contract for Retama Park Racetrack and our live and televised poker tournament series that operates under the trade name, Heartland Poker Tour (“HPT”). Expenses incurred for corporate and shared services activities that are directly attributable to a property or are otherwise incurred to support a property are allocated to each property. The Other category also includes corporate overhead costs, which consist of certain expenses, such as: payroll expenses, professional fees, travel expenses and other general and administrative expenses that do not directly relate to or have not otherwise been allocated to a property.
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
(4)Solely comprised of rent expense associated with the operating lease components contained within our triple net master lease dated November 1, 2013 with GLPI and the triple net master lease assumed in connection with our acquisition of Pinnacle Entertainment, Inc. (primarily land), our individual triple net leases with GLPI for the real estate assets used in the operation of Tropicana Las Vegas Hotel and Casino and Hollywood

Casino at Meadows Racetrack, and our individual triple net leases with VICI for the real estate assets used in the operations of Margaritaville Casino Resort and Greektown Casino-Hotel (of which the Tropicana Lease, Meadows Lease, Margaritaville Lease and the Greektown Lease are defined in “Liquidity and Capital Resources”) and are referred to collectively as our “triple net operating leases.” The finance lease components contained within the Master Leases (primarily buildings), the Perryville Lease determined to be a finance lease (as defined in “Liquidity and Capital Resources”), and the financing obligation associated with the Morgantown Lease (as defined in “Liquidity and Capital Resources”) result in interest expense, or interest expense and depreciation expense, as opposed to rent expense.
During the years ended December 31, 2021 and 2020, our properties’ temporary closure dates pursuant to various orders from state gaming regulatory bodies or governmental authorities to combat the rapid spread of COVID-19 are shown below:

	Location	Temporary Closure and Reopening Date	Temporary Closure and Reopening Date
Northeast segment
Ameristar East Chicago	East Chicago, IN	March 16, 2020 - June 15, 2020
Greektown Casino-Hotel	Detroit, MI	March 16, 2020 - August 5, 2020	November 17, 2020 - December 23, 2020
Hollywood Casino Bangor	Bangor, ME	March 16, 2020 - July 10, 2020
Hollywood Casino at Charles Town Races	Charles Town, WV	March 18, 2020 - June 5, 2020
Hollywood Casino Columbus	Columbus, OH	March 13, 2020 - June 19, 2020
Hollywood Casino Lawrenceburg	Lawrenceburg, IN	March 16, 2020 - June 15, 2020
Hollywood Casino at Penn National Race Course	Grantville, PA	March 17, 2020 - June 19, 2020	December 12, 2020 - January 4, 2021
Hollywood Casino Toledo	Toledo, OH	March 13, 2020 - June 19, 2020
Hollywood Gaming at Dayton Raceway	Dayton, OH	March 13, 2020 - June 19, 2020
Hollywood Gaming at Mahoning Valley Race Course	Youngstown, OH	March 13, 2020 - June 19, 2020
Marquee by Penn (1)	Pennsylvania	March 19, 2020 - June 5, 2020	December 12, 2020 - January 4, 2021
Hollywood Casino at Meadows Racetrack	Washington, PA	March 17, 2020 - June 9, 2020	December 12, 2020 - January 4, 2021
Plainridge Park Casino	Plainville, MA	March 15, 2020 - July 8, 2020

South segment
1st Jackpot Casino	Tunica, MS	March 17, 2020 - May 21, 2020
Ameristar Vicksburg	Vicksburg, MS	March 17, 2020 - May 21, 2020
Boomtown Biloxi	Biloxi, MS	March 17, 2020 - May 21, 2020
Boomtown Bossier City	Bossier City, LA	March 17, 2020 - May 20, 2020
Boomtown New Orleans	New Orleans, LA	March 17, 2020 - May 18, 2020
Hollywood Casino Gulf Coast	Bay St. Louis, MS	March 17, 2020 - May 21, 2020
Hollywood Casino Tunica	Tunica, MS	March 17, 2020 - May 21, 2020
L’Auberge Baton Rouge	Baton Rouge, LA	March 17, 2020 - May 18, 2020
L’Auberge Lake Charles	Lake Charles, LA	March 17, 2020 - May 18, 2020
Margaritaville Resort Casino	Bossier City, LA	March 17, 2020 - May 18, 2020

West segment
Ameristar Black Hawk	Black Hawk, CO	March 17, 2020 - June 17, 2020
Cactus Petes and Horseshu	Jackpot, NV	March 17, 2020 - June 4, 2020
M Resort	Henderson, NV	March 17, 2020 - June 4, 2020
Tropicana Las Vegas Hotel and Casino	Las Vegas, NV	March 17, 2020 - September 17, 2020
Zia Park Casino	Hobbs, NM	March 16, 2020 - March 5, 2021	April 8, 2021 - April 21, 2021

Midwest segment
Ameristar Council Bluffs	Council Bluffs, IA	March 17, 2020 - June 1, 2020
Argosy Casino Alton	Alton, IL	March 16, 2020 - July 1, 2020	November 20, 2020 - January 23, 2021
Argosy Casino Riverside	Riverside, MO	March 18, 2020 - June 1, 2020
Hollywood Casino Aurora	Aurora, IL	March 16, 2020 - July 1, 2020	November 20, 2020 - January 19, 2021
Hollywood Casino Joliet	Joliet, IL	March 16, 2020 - July 1, 2020	November 20, 2020 - January 22, 2021
Hollywood Casino at Kansas Speedway	Kansas City, KS	March 17, 2020 - May 25, 2020
Hollywood Casino St. Louis	Maryland Heights, MO	March 18, 2020 - June 16, 2020
Prairie State Gaming (1)	Illinois	March 16, 2020 - July 1, 2020	November 20, 2020 - January 16, 2021
River City Casino	St. Louis, MO	March 18, 2020 - June 16, 2020

Other
Freehold Raceway	Freehold, NJ	March 16, 2020 - August 27, 2020
Retama Park Racetrack	Selma, TX	March 19, 2020 - June 4, 2020
Sam Houston Race Park	Houston, TX	March 19, 2020 - June 4, 2020
Sanford-Orlando Kennel Club	Longwood, FL	March 13, 2020 - May 26, 2020
Valley Race Park	Harlingen, TX	March 19, 2020 - remains closed
(1)VGT route operations

Consolidated comparison of the years ended December 31, 2021 and 2020
Revenues
The following table presents our consolidated revenues:

	For the year ended December 31,			$ Change		% Change
(dollars in millions)	2021	2020	2019	2021 vs. 2020	2020 vs. 2019	2021 vs. 2020	2020 vs. 2019
Revenues
Gaming	$4,945.3	$3,051.1	$4,268.7	$1,894.2	$(1,217.6)	62.1%	(28.5)%
Food, beverage, hotel and other	959.7	527.6	1,032.7	432.1	(505.1)	81.9%	(48.9)%
Total revenues	$5,905.0	$3,578.7	$5,301.4	$2,326.3	$(1,722.7)	65.0%	(32.5)%

Gaming revenues for the year ended December 31, 2021 increased by $1.9 billion compared to the prior year primarily due to easing of capacity restrictions, strong visitation levels, increased length of play, revenue-enhancing investment in technology, continued growth in our online and sports betting revenues and the inclusion of the operating results of three new properties: Hollywood Casino Perryville, which was acquired on July 1, 2021, Hollywood Casino York, which opened August 12, 2021 and Hollywood Casino Morgantown, which opened December 22, 2021.

During the year ended December 31, 2020, gaming revenues were negatively impacted by temporary closures for a portion of the year at all of our properties due to the COVID-19 pandemic. Additionally, upon reopening occurring mainly in 2020, restrictions on gaming patron capacity were in place across all of our properties.

Food, beverage, hotel and other revenues for the year ended December 31, 2021 increased by $432.1 million compared to the prior year, primarily due to strong visitation levels, lifting of capacity and operational restrictions previously in place in response to the COVID-19 pandemic, as well as the inclusion of the operating results from our three new properties discussed above. Additionally, other revenues include a gross-up of gaming tax reimbursement amounts derived from arrangements which allow our third-party partners to operate online casinos and online sportsbooks under our gaming licenses of $180.2 million for the year ended December 31, 2021.

During the year ended December 31, 2020, food, beverage, hotel and other revenues were negatively impacted by temporary closures for a portion of the year at all of our properties due to the COVID-19 pandemic. Additionally, upon reopening occurring mainly in 2020, our properties were subject to the implementation of social distancing and health and safety protocols, reduced hotel capacity and limitations on the number of food and beverage offerings.

See “Segment comparison of the years ended December 31, 2021, and 2020” below for more detailed explanations of the fluctuations in revenues.
Operating expenses
The following table presents our consolidated operating expenses:

	For the year ended December 31,			$ Change		% Change
(dollars in millions)	2021	2020	2019	2021 vs. 2020	2020 vs. 2019	2021 vs. 2020	2020 vs. 2019
Operating expenses
Gaming	$2,540.7	$1,530.3	$2,281.8	$1,010.4	$(751.5)	66.0%	(32.9)%
Food, beverage, hotel and other	607.3	337.7	672.7	269.6	(335.0)	79.8%	(49.8)%
General and administrative	1,352.9	1,130.8	1,187.7	222.1	(56.9)	19.6%	(4.8)%
Depreciation and amortization	344.5	366.7	414.2	(22.2)	(47.5)	(6.1)%	(11.5)%
Impairment losses	—	623.4	173.1	(623.4)	450.3	(100.0)%	260.1%
Total operating expenses	$4,845.4	$3,988.9	$4,729.5	$856.5	$(740.6)	21.5%	(15.7)%

Gaming expenses consist primarily of salaries and wages associated with our gaming operations, gaming taxes, and marketing and promotional costs. Gaming expenses for the year ended December 31, 2021 increased $1.0 billion compared to the prior year primarily due to an increase in gaming taxes resulting from the increase in gaming revenues, as discussed above, as well as increases in payroll and marketing and promotional expenses due to increased volumes. During the year ended December 31, 2020, all of our properties were subject to temporary closures for a portion of the year due to the COVID-19 pandemic, and upon reopening, operated under restricted gaming patron capacity.
Food, beverage, hotel and other expenses consist primarily of payroll expenses and costs of goods sold associated with our food, beverage, hotel, retail, racing, and interactive operations. Also included in other expenses for the year ended December 31, 2021 are gaming taxes of $180.2 million on revenues derived from arrangements which allow for third-party partners to operate online casinos and online sportsbooks under our gaming licenses for which we collect and remit applicable gaming taxes. Food, beverage, hotel and other expenses for the year ended December 31, 2021 increased $269.6 million compared to the prior year, primarily due to the inclusion of the gaming taxes in the current year periods, discussed above, and increases in cost of sales and payroll expenses due to increased volumes experienced subsequent to reopening. The prior year was impacted by temporary closures for a portion of the year at all of our properties due to the COVID-19 pandemic and upon reopening occurring mainly in 2020 our properties operated within locally restricted capacity and limited food and beverage and other amenities offerings.
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
General and administrative expenses for the year ended December 31, 2021 increased primarily due to an increase of $112.0 million in payroll expenses with lower payroll costs incurred as a result of property closures and limited capacity upon reopening during the year ended December 31, 2020, a $24.2 million increase in general facility costs related to increased property volumes, and a $34.6 million increase in rent expenses associated with our triple net operating leases, principally related to the Tropicana Lease. Furthermore, general and administrative expenses include legal and other professional costs of $43.1 million associated with acquisitions, primarily related to theScore, additional costs related to stock compensation of $20.6 million, and a $12.5 million political contribution related to the California sports betting initiative. These increases were offset by a decrease in the Company’s cash-settled stock-based awards expense of $66.0 million, which is primarily driven by the Company’s stock price. Additionally, general and administrative expenses for year ended December 31, 2020, includes a $29.8 million gain from the sale of our Tropicana property in April 2020.
Depreciation and amortization for the year ended December 31, 2021 decreased year over year primarily due to fixed assets and intangible assets becoming fully depreciated and amortized, and the sale of the real estate assets of Tropicana in April 2020.
Impairment losses for the year ended December 31, 2020 primarily relate to impairments taken on our goodwill and other intangible assets of $113.0 million and $498.5 million, respectively, as a result of an interim impairment assessment during the first quarter of 2020. During the first quarter of 2020, we identified an indicator of impairment triggered by the COVID-19 pandemic, which caused all of our gaming properties to temporarily close. Additionally, we recorded an impairment charge of $7.3 million resulting from an impairment analysis of the long-lived assets at the Tropicana Las Vegas and an impairment charge of $4.6 million on our investment in the Texas joint venture. There were no impairment losses for the year ended December 31, 2021.

Other income (expenses)
The following table presents our consolidated other income (expenses):

	For the year ended December 31,			$ Change		% Change
(dollars in millions)	2021	2020	2019	2021 vs. 2020	2020 vs. 2019	2021 vs. 2020	2020 vs. 2019
Other income (expenses)
Interest expense, net	$(561.7)	$(543.2)	$(534.2)	$(18.5)	$(9.0)	3.4%	1.7%
Income from unconsolidated affiliates	$38.7	$13.8	$28.4	$24.9	$(14.6)	180.4%	(51.4)%
Loss on early extinguishment of debt	$—	$(1.2)	$—	$1.2	$(1.2)	N/M	N/M
Other	$2.5	$106.6	$20.0	$(104.1)	$86.6	(97.7)%	433.0%
Income tax benefit (expense)	$(118.6)	$165.1	$(43.0)	$(283.7)	$208.1	N/M	N/M
N/M - Not meaningful
Interest expense, net increased for the year ended December 31, 2021, as compared to the prior year, primarily due to interest expenses related to our Other long-term obligations.
Income from unconsolidated affiliates relates principally to Barstool Sports, and our Kansas Entertainment and Freehold Raceway joint ventures. The increase for the year ended December 31, 2021, compared to the prior year, was due to ongoing positive results in the operations at Hollywood Casino at Kansas Speedway, which was closed for a period in the prior year, and upon reopening in 2020, operated under capacity restrictions, and increases in income earned from our Barstool Sports investment, which we completed in February 2020. We record our proportionate share of Barstool Sports’ net income or loss one quarter in arrears.
Loss on early extinguishment of debt for the year December 31, 2020 related to the write-offs of previously unamortized debt issuance costs and debt discounts in connection with the prepayment of Term Loan B-1 Facility, (as defined in Note 11, “Long-term Debt,” to our Consolidated Financial Statements). There were no principal prepayments of our long-term debt during the year ended December 31, 2021.

Other includes miscellaneous income and expense items and primarily relates to realized and unrealized gains and losses on equity securities (including warrants), held by Penn Interactive and unrealized gains and losses related to certain Barstool Sports shares. Equity securities were provided to the Company in conjunction with entering into multi-year agreements with sports betting operators for online sports betting and related iCasino market access across our portfolio. For the year ended December 31, 2021, other income primarily consisted of a $29.9 million gain related to the valuation of our joint venture investment in Sam Houston and Valley Race Parks prior to the acquisition of the remaining 50% on August 1, 2021, offset by a net $24.9 million loss related to realized and unrealized losses on equity securities. For the year ended December 31, 2020, other income was comprised primarily of $106.7 million of unrealized gains on equity securities.

Income tax benefit (expense) for the year ended December 31, 2021, was a $118.6 million expense, as compared to a $165.1 million benefit for the year ended December 31, 2020. Our effective tax rate (income taxes as a percentage of income or loss from operations before income taxes) including discrete items was 22.0% for the year ended December 31, 2021, as compared to 19.8% for the year ended December 31, 2020. The Company’s effective tax rate for the year ended December 31, 2021 was higher than the federal statutory tax rate of 21% primarily driven by state taxes, non-deductible expenses, and the increase in the federal valuation allowance (see Note 14, “Income Taxes”, in the notes to our Consolidated Financial Statements). The Company’s effective tax rate for the year ended December 31, 2020 was lower than the federal statutory tax rate of 21% primarily driven by the change in the valuation allowance.

Our effective income tax rate can vary each reporting period depending on, among other factors, the geographic and business mix of our earnings, changes to our valuation allowance, and the level of our tax credits. Certain of these and other factors, including our history and projections of pre-tax earnings, are considered in assessing our ability to realize our net deferred tax assets.

Segment comparison of the years ended December 31, 2021 and 2020
Northeast Segment

	For the year ended December 31,			$ Change		% / bps Change
(dollars in millions)	2021	2020	2019	2021 vs. 2020	2020 vs. 2019	2021 vs. 2020	2020 vs. 2019
Revenues:
Gaming	$2,344.2	$1,495.1	$2,117.1	$849.1	$(622.0)	56.8%	(29.4)%
Food, beverage, hotel and other	208.2	144.2	282.8	64.0	(138.6)	44.4%	(49.0)%
Total revenues	$2,552.4	$1,639.3	$2,399.9	$913.1	$(760.6)	55.7%	(31.7)%

Adjusted EBITDAR	$848.4	$478.9	$720.8	$369.5	$(241.9)	77.2%	(33.6)%
Adjusted EBITDAR margin	33.2%	29.2%	30.0%			400 bps	(80) bps
The Northeast segment’s revenues for the year ended December 31, 2021 increased by $913.1 million over the prior year, primarily due to easing of capacity restrictions, strong visitation levels, and increased length of play. In addition, the Northeast segment includes operating results from our three new properties: Hollywood Casino Perryville, which was acquired on July 1, 2021, Hollywood Casino York, which opened on August 12, 2021 and Hollywood Casino Morgantown, which opened on December 22, 2021. During the year ended December 31, 2020, our Northeast segment’s operating results were negatively impacted by temporary closures for a portion of the year at all of our properties due to the COVID-19 pandemic. Additionally, upon reopening, in 2020 (and in the case of our Pennsylvania properties upon a second reopening in January 2021 stemming from a mandated second temporary closure commencing in the fourth quarter of 2020), our properties operated within locally-restricted gaming capacity and limited food and beverage and other amenity offerings.
For the year ended December 31, 2021 the Northeast Adjusted EBITDAR increased by $369.5 million as compared to the prior year, primarily due to temporary property closures for a portion of the prior year period while the current year period benefited from an increase in gaming revenues, as discussed above. Adjusted EBITDAR margin increased 400 basis points to 33.2% primarily due to our revenue-enhancing investments in technology, comparable marketing and promotional costs, and reduced labor costs in the current year yielding a higher overall Adjusted EBITDAR margin.
South Segment

	For the year ended December 31,			$ Change		% / bps Change
(dollars in millions)	2021	2020	2019	2021 vs. 2020	2020 vs. 2019	2021 vs. 2020	2020 vs. 2019
Revenues:
Gaming	$1,080.4	$684.0	$831.1	$396.4	$(147.1)	58.0%	(17.7)%
Food, beverage, hotel and other	241.8	165.6	287.8	76.2	(122.2)	46.0%	(42.5)%
Total revenues	$1,322.2	$849.6	$1,118.9	$472.6	$(269.3)	55.6%	(24.1)%

Adjusted EBITDAR	$587.0	$318.9	$369.8	$268.1	$(50.9)	84.1%	(13.8)%
Adjusted EBITDAR margin	44.4%	37.5%	33.1%			690 bps	440 bps
The South segment’s revenues for the year ended December 31, 2021 increased by $472.6 million over the prior year, primarily due to easing of capacity restrictions, strong visitation levels, and increased length of play. During the year ended December 31, 2020, our South segment’s operating results were negatively impacted by temporary closures for a portion of the year at all of our properties due to the COVID-19 pandemic and temporary closures due to hurricane season. Additionally, upon reopening our properties operated within locally restricted gaming capacity and limited food and beverage and other amenity offerings.

For the year ended December 31, 2021, the South segment’s Adjusted EBITDAR increased by $268.1 million primarily due to temporary property closures for a portion of the prior year period while the current year period benefited from an increase in gaming revenues, as discussed above. Adjusted EBITDAR margin increased 690 basis points to 44.4% primarily due to comparable marketing and promotional costs and reduced labor costs in the current year yielding a higher overall Adjusted EBITDAR margin.

West Segment

	For the year ended December 31,			$ Change		% / bps Change
(dollars in millions)	2021	2020	2019	2021 vs. 2020	2020 vs. 2019	2021 vs. 2020	2020 vs. 2019
Revenues:
Gaming	$352.7	$194.2	$374.3	$158.5	$(180.1)	81.6%	(48.1)%
Food, beverage, hotel and other	168.7	108.3	268.2	60.4	(159.9)	55.8%	(59.6)%
Total revenues	$521.4	$302.5	$642.5	$218.9	$(340.0)	72.4%	(52.9)%

Adjusted EBITDAR	$195.0	$82.2	$198.8	$112.8	$(116.6)	137.2%	(58.7)%
Adjusted EBITDAR margin	37.4%	27.2%	30.9%			1,020 bps	(370) bps
The West segment’s revenues for the year ended December 31, 2021 increased by $218.9 million over the prior year, primarily due to easing of capacity restrictions, strong visitation levels, and increased length of play. During the year ended December 31, 2020, our West segment’s operating results were negatively impacted by temporary closures for a portion of the year at all of our properties due to the COVID-19 pandemic, with our Tropicana Las Vegas Hotel and Casino property reopening on September 17, 2020, and Zia Park property remaining temporarily closed, reopening in March 2021. Additionally, upon reopening our properties operated within locally restricted gaming and hotel (if applicable) capacity and limited food and beverage and other amenity offerings.
For the year ended December 31, 2021, the West segment’s Adjusted EBITDAR increased by $112.8 million primarily due to temporary property closures for a portion of the prior year period while the current year period benefited from an increase in gaming and non-gaming revenues, as discussed above. Adjusted EBITDAR margin increased 1,020 basis points to 37.4%, primarily due to our comparable marketing and promotional costs, reduced labor costs and a higher proportionate share of gaming activity in the current year, yielding a higher overall Adjusted EBITDAR margin.
Midwest Segment

	For the year ended December 31,			$ Change		% / bps Change
(dollars in millions)	2021	2020	2019	2021 vs. 2020	2020 vs. 2019	2021 vs. 2020	2020 vs. 2019
Revenues:
Gaming	$1,009.6	$615.2	$938.1	$394.4	$(322.9)	64.1%	(34.4)%
Food, beverage, hotel and other	93.1	66.2	156.4	26.9	(90.2)	40.6%	(57.7)%
Total revenues	$1,102.7	$681.4	$1,094.5	$421.3	$(413.1)	61.8%	(37.7)%

Adjusted EBITDAR	$500.1	$258.3	$403.6	$241.8	$(145.3)	93.6%	(36.0)%
Adjusted EBITDAR margin	45.4%	37.9%	36.9%			750 bps	100 bps
The Midwest segment’s revenues for the year ended December 31, 2021 increased by $421.3 million over the prior year, primarily due to easing of capacity restrictions, strong visitation levels, and increased length of play. During the year ended December 31, 2020, our Midwest segment’s operating results were negatively impacted by temporary closures for a portion of the year at all of our properties due to the COVID-19 pandemic. Additionally, upon reopening in 2020 (and in the case of our Illinois properties upon a second reopening in January 2021 stemming from a mandated second temporary closure commencing in the fourth quarter of 2020) our properties operated within locally restricted gaming capacity and limited food and beverage and other amenity offerings.
For the year ended December 31, 2021, the Midwest segment’s Adjusted EBITDAR increased by $241.8 million primarily due to temporary property closures for a portion of the prior year period while the current year period benefited from an increase in gaming revenues, as discussed above. Adjusted EBITDAR margin increased 750 basis points to 45.4% primarily due to our comparable marketing and promotional costs, reduced labor costs, and a higher proportionate share of gaming activity in the current year, yielding a higher overall Adjusted EBITDAR margin.

Interactive Segment

	For the year ended December 31,			$ Change		% / bps Change
(dollars in millions)	2021	2020	2019	2021 vs. 2020	2020 vs. 2019	2021 vs. 2020	2020 vs. 2019
Revenues:
Gaming	$158.4	$62.4	$7.8	$96.0	$54.6	153.8%	700.0%
Food, beverage, hotel and other	274.5	58.7	30.5	215.8	28.2	367.6%	92.5%
Total revenues	$432.9	$121.1	$38.3	$311.8	$82.8	257.5%	216.2%

Adjusted EBITDAR	$(35.4)	$37.2	$11.6	$(72.6)	$25.6	N/M	220.7%
Adjusted EBITDAR margin	(8.2)%	30.7%	30.3%			N/M	40 bps
N/M - Not meaningful
The Interactive segment, which was previously reported within Other, includes the operating results of Penn Interactive, theScore, and the Company’s proportionate share of earnings attributable to its equity method investment in Barstool Sports. Total revenues for the Interactive segment increased for the year ended December 31, 2021, as compared to the prior year, primarily due to a gross-up of gaming tax reimbursement amounts derived from arrangements which allow for our third-party partners to operate online casinos and online sportsbooks under our gaming licenses of $180.2 million, the expansion of Barstool Sportsbook and Casino app throughout the year, as well as revenues from theScore, which was acquired on October 19, 2021.

Adjusted EBITDAR was a loss for the year ended December 31, 2021 of $35.4 million as compared to positive Adjusted EBITDAR in the prior year of $37.2 million, primarily due to increased expenses related to ramping and launching the Penn Interactive online sportsbook and casino operations in new states, a $12.5 million political contribution related to the California sports betting initiative, and the inclusion of theScore financial results, as indicated above.

Other

	For the year ended December 31,			$ Change		% / bps Change
(dollars in millions)	2021	2020	2019	2021 vs. 2020	2020 vs. 2019	2021 vs. 2020	2020 vs. 2019
Revenues:
Gaming	$—	$0.3	$1.0	$(0.3)	$(0.7)	(100.0)%	(70.0)%
Food, beverage, hotel and other	10.6	3.6	8.2	7.0	(4.6)	194.4%	(56.1)%
Total revenues	$10.6	$3.9	$9.2	$6.7	$(5.3)	171.8%	(57.6)%

Adjusted EBITDAR	$(100.7)	$(80.7)	$(99.4)	$(20.0)	$18.7	24.8%	(18.8)%
Other consists of the Company’s stand-alone racing operations, as well as corporate overhead costs, which primarily includes certain expenses such as payroll, professional fees, travel expenses and other general and administrative expenses that do not directly relate to or have not otherwise been allocated to a property. Revenues have increased primarily due to the acquisition of Sam Houston, the remaining 50% of which was acquired on August 1, 2021.
Adjusted EBITDAR decreased by $20.0 million for the year ended December 31, 2021 as compared to the prior year, primarily due to increases in corporate overhead costs that are reflective of the current operating environment. For the year ended December 31, 2021 and 2020, corporate overhead costs were $103.3 million and $78.8 million, respectively.
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

We define Adjusted EBITDA as earnings before interest expense, net; income taxes; depreciation and amortization; stock-based compensation; debt extinguishment and financing charges; impairment losses; insurance recoveries, net of deductible charges; changes in the estimated fair value of our contingent purchase price obligations; gain or loss on disposal of assets, the difference between budget and actual expense for cash-settled stock-based awards; pre-opening expenses; and other. Adjusted EBITDA is inclusive of income or loss from unconsolidated affiliates, with our share of non-operating items (such as interest expense, net; income taxes; depreciation and amortization; and stock-based compensation expense) added back for Barstool Sports and our Kansas Entertainment, LLC joint venture. Adjusted EBITDA is inclusive of rent expense associated with our triple net operating leases (the operating lease components contained within our triple net master lease dated November 1, 2013 with GLPI and the triple net master lease assumed in connection with our acquisition of Pinnacle Entertainment, Inc. (primarily land), our individual triple net leases GLPI for the real estate assets used in the Operation of Tropicana Las Vegas Hotel and Casino, Inc. and Hollywood Casino at Meadows Racetrack, and our individual triple net leases with VICI for the real estate assets used in the operations of Margaritaville Casino Resort and Greektown Casino-Hotel). Although Adjusted EBITDA includes rent expense associated with our triple net operating leases, we believe Adjusted EBITDA is useful as a supplemental measure in evaluating the performance of our consolidated results of operations. We define Adjusted EBITDA margin as Adjusted EBITDA divided by consolidated revenues.
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

Reconciliation of GAAP Financial Measures to Non-GAAP Financial Measures
The following table includes a reconciliation of net income (loss), which is determined in accordance with GAAP, to Adjusted EBITDA, Adjusted EBITDAR, Adjusted EBITDA margin and Adjusted EBITDAR margin, which are non-GAAP financial measures:

	For the year ended December 31,
(dollars in millions)	2021	2020	2019
Net income (loss)	$420.5	$(669.1)	$43.1
Income tax expense (benefit)	118.6	(165.1)	43.0
Loss on early extinguishment of debt	—	1.2	—
Income from unconsolidated affiliates	(38.7)	(13.8)	(28.4)
Interest expense, net	561.7	543.2	534.2
Other income	(2.5)	(106.6)	(20.0)
Operating income (loss)	1,059.6	(410.2)	571.9
Stock-based compensation (1)	35.1	14.5	14.9
Cash-settled stock-based award variance (1)(2)	1.2	67.2	0.8
Loss (gain) on disposal of assets (1)	1.1	(29.2)	5.5
Contingent purchase price (1)	1.9	(1.1)	7.0
Pre-opening expenses (1)(3)	5.4	11.8	22.3
Depreciation and amortization	344.5	366.7	414.2
Impairment losses	—	623.4	173.1
Insurance recoveries, net of deductible charges (1)	—	(0.1)	(3.0)
Income from unconsolidated affiliates	38.7	13.8	28.4
Non-operating items of equity method investments (4)	7.7	4.7	3.7
Other expenses (1)(3)(5)	44.8	13.5	—
Adjusted EBITDA	1,540.0	675.0	1,238.8
Rent expense associated with triple net operating leases (1)	454.4	419.8	366.4
Adjusted EBITDAR	$1,994.4	$1,094.8	$1,605.2

Net income (loss) margin	7.1%	(18.7)%	0.8%
Adjusted EBITDA margin	26.1%	18.9%	23.4%
Adjusted EBITDAR margin	33.8%	30.6%	30.3%
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
(3)    During 2019, 2020 and during the first quarter of 2021, acquisition costs were included within pre-opening and acquisition costs. Beginning with the quarter ended June 30, 2021, acquisition costs are presented as part of other expenses.
(4)    Consists principally of interest expense, net; income taxes; depreciation and amortization; and stock-based compensation expense associated with Barstool Sports and our Kansas Entertainment joint venture. We record our portion of Barstool Sports, Inc.’s net income or loss, including adjustments to arrive at Adjusted EBITDAR, one quarter in arrears.
(5)    Consists of non-recurring acquisition and transaction costs, finance transformation costs associated with the implementation of our new Enterprise Resource Management system and non-recurring restructuring charges (primarily severance) associated with a company-wide initiative, triggered by the COVID-19 pandemic, designed to (i) improve the operational effectiveness across our property portfolio; and (ii) improve the effectiveness and efficiency of our Corporate functional support area.

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

	For the year ended December 31,			$ Change		% Change
(dollars in millions)	2021	2020	2019	2021 vs. 2020	2020 vs. 2019	2021 vs. 2020	2020 vs. 2019
Net cash provided by operating activities	$896.1	$338.8	$703.9	$557.3	$(365.1)	164.5%	(51.9)%
Net cash used in investing activities	$(1,221.8)	$(233.7)	$(607.5)	$(988.1)	$373.8	422.8%	(61.5)%
Net cash provided by (used in) financing activities	$339.9	$1,310.1	$(122.4)	$(970.2)	$1,432.5	(74.1)%	N/M
N/M - Not meaningful
Operating Cash Flow
Net cash provided by operating activities increased by $557.3 million for the year ended December 31, 2021 primarily due to increased gaming revenues as operations at our properties benefited from easing of capacity restrictions, strong visitation levels, increased length of play, and higher overall Adjusted EBITDAR margins. Operating cash flows in the prior year were negatively impacted by the temporary closures of all of our properties due to the COVID-19 pandemic, which significantly decreased cash receipts from customers, offset by the utilization of rent credits resulting from the sales of our Tropicana property and land associated with our Morgantown development project.
Investing Cash Flow
Cash used in investing activities for the year ended December 31, 2021 of $1.2 billion is primarily due to the acquisition of theScore as well as other acquired businesses and interests, and capital expenditures. For the year ended December 31, 2020, cash used in investing activities was primarily related to the completion of our investment in Barstool Sports in February of 2020 and capital expenditures.

Capital Expenditures

Capital expenditures are accounted for as either project capital (new facilities or expansions) or maintenance (replacement) capital expenditures. Cash provided by operating activities as well as cash available under our Revolving Credit Facility funded our capital expenditures for the years ended December 31, 2021, 2020 and 2019.

During the year ended December 31, 2021, we spent $244.1 million on capital expenditures, primarily related to our two Category 4 development projects, Hollywood Casino York, which is located in the York Galleria Mall in York, Pennsylvania, and Hollywood Casino Morgantown, located in Morgantown, Pennsylvania, both of which opened during the year. For the year ending December 31, 2022, our expected capital expenditures are $312.4 million.
Financing Cash Flow
For the year ended December 31, 2021, net cash provided by financing activities totaled $339.9 million compared to $1.3 billion in net cash provided in the prior year. During the year ended December 31, 2021, we had net cash proceeds of $400.0 million related to the issuance of our 4.125% Notes due 2029. During the year ended December 31, 2020, we had net cash proceeds of $331.2 million and $957.6 million related to the issuance of the Company’s common equity in May 2020 and September 2020, respectively, and $322.2 million of net proceeds related to the issuance of our Convertible Notes due 2026, with net repayments under our Senior Secured Credit Facilities of $301.7 million, which primarily resulted in a decrease of $970.2 million as compared to the current year.

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
In February 2021, the Company entered into a financing arrangement providing the Company with upfront cash proceeds while permitting us to participate in future proceeds on certain claims. The financing obligation has been classified as a non-current liability, which is expected to be settled in a future period of which the principal is contingent and predicated on other events. Consistent with an obligor’s accounting under a debt instrument, period interest will be accreted using an effective interest rate of 27.0% and until such time that the claims and related obligation is settled. The amount included in interest expense related to this obligation was $17.9 million for the year ended December 31, 2021.

On July 1, 2021, the Company completed an offering of $400.0 million aggregate principal amount of 4.125% Senior Unsecured Notes that mature on July 1, 2029 (the “4.125% Notes”). The 4.125% Notes were issued at par and interest is payable semi-annually on January 1st and July 1st of each year. The Company intends to use the proceeds from the 4.125% Notes for general purposes.

At December 31, 2021, we had $2.8 billion in aggregate principal amount of indebtedness, including $1.6 billion outstanding under our Senior Secured Credit Facilities, $330.5 million outstanding under our Convertible Notes, $400.0 million outstanding under our 5.625% senior unsecured notes, $400.0 million outstanding under our 4.125% Notes, and $146.3 million outstanding in other long-term obligations. No amounts were drawn on our Revolving Credit Facility. We have no debt maturing prior to 2023. As of December 31, 2021 we had conditional obligations under letters of credit issued pursuant to the Senior Secured Credit Facilities with face amounts aggregating to $26.0 million resulting in $674.0 million available borrowing capacity under our Revolving Credit Facility.

Covenants

Our Senior Secured Credit Facilities, 5.625% Notes and 4.125% Notes require us, among other obligations, to maintain specified financial ratios and to satisfy certain financial tests. In addition, our Senior Secured Credit Facilities, 5.625% Notes and 4.125% Notes, restrict, among other things, our ability to incur additional indebtedness, incur guarantee obligations, amend debt instruments, pay dividends, create liens on assets, make investments, engage in mergers or consolidations, and otherwise restrict corporate activities. Our debt agreements also contain customary events of default, including cross-default provisions that require us to meet certain requirements under the Penn Master Lease and the Pinnacle Master Lease (both of which are defined in Note 12, “Leases” to our Consolidated Financial Statements), each with GLPI. If we are unable to meet our financial covenants or in the event of a cross-default, it could trigger an acceleration of payment terms.

As of December 31, 2021, the Company was in compliance with all required financial covenants.

See Note 11, “Long-term Debt,” in the notes to our Consolidated Financial Statements for additional information of the Company’s debt and other long-term obligations.

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
Share Repurchase Program
On February 1, 2022, the Board of Directors of Penn National approved a $750.0 million share repurchase program. The three year authorization expires on January 31, 2025. Repurchases by the Company will be subject to available liquidity, general market and economic conditions, alternate uses for the capital and other factors. Share repurchases may be made from time to time through a 10b5-1 trading plan, open market transactions, block trades or in private transactions in accordance with applicable securities laws and regulations and other legal requirements. There is no minimum number of shares that the Company is required to repurchase and the repurchase program may be suspended or discontinued at any time without prior notice.

During February 2022, the Company repurchased 2,195,290 shares of its common stock in open market transactions for $107.1 million at an average price of $48.78 per share. The cost of all repurchased shares is recorded as “Treasury stock” in the Consolidated Balance Sheets. The remaining availability under our $750.0 million share repurchase program was $642.9 million as of February 28, 2022.

Triple Net Leases
The majority of the real estate assets used in the Company’s operations are subject to triple net master leases; the most significant of which are the Penn Master Lease and the Pinnacle Master Lease. The Company’s Master Leases are accounted for as either operating leases, finance leases, or financing obligations. In addition, six of the gaming facilities used in our operations are subject to individual triple net leases. We refer to the Penn Master Lease, the Pinnacle Master Lease, the Perryville Lease, the Meadows Lease, the Margaritaville Lease, the Greektown Lease, the Tropicana Lease and the Morgantown Lease, each of which is defined in Note 12, “Leases” to our Consolidated Financial Statements, collectively, as our “Triple Net Leases.”
Under our Triple Net Leases, in addition to lease payments for the real estate assets, we are required to pay the following, among other things: (i) all facility maintenance; (ii) all insurance required in connection with the leased properties and the business conducted on the leased properties; (iii) taxes levied on or with respect to the leased properties (other than taxes on the income of the lessor); (iv) all tenant capital improvements; and (v) all utilities and other services necessary or appropriate for the leased properties and the business conducted on the leased properties. As of December 31, 2021, we are required to make total annual minimum rent payments of $824.4 million, of which $806.2 million relates to our Triple Net Leases. Additionally, our Triple Net Leases are subject to annual escalators, percentage rent, and rent resets, as applicable. See Note 12, “Leases,” in the notes to our Consolidated Financial Statements for further discussion and disclosure related to the Company’s leases.

On January 14, 2022, the Penn Master Lease, the Pinnacle Master Lease, and the Meadows Lease between the Company and GLPI were amended. Although, we concluded the amendments with respect to the Penn Master Lease and the Pinnacle Master Lease constitute a modification event under ASC 842, we do not expect the amendments to have a material impact on our future cash flows, however, the modification event will result in (i) a non-cash debt extinguishment charge recorded to our Consolidated Statements of Operations and corresponding change in our financing obligations on our Consolidated Balance Sheets; and (ii) a revaluation of our lease right-of-use assets and corresponding lease liabilities on our Consolidated Balance Sheets.

Payments to our REIT Landlords under Triple Net Leases
Total payments made to our REIT Landlords, GLPI and VICI, inclusive of rent credits utilized, were as follows:

	For the year ended December 31,
(in millions)	2021	2020	2019
Penn Master Lease (1)	$475.7	$457.9	$457.9
Pinnacle Master Lease (1)	328.3	326.9	328.6
Perryville Lease	3.9	—	—
Meadows Lease (1)	24.9	26.4	26.4
Margaritaville Lease	23.5	23.5	23.1
Greektown Lease	53.1	55.6	33.8
Morgantown Lease (1)	3.0	0.8	—
Total (2)	$912.4	$891.1	$869.8
(1)During the twelve months ended December 31, 2020, we utilized rent credits to pay $190.7 million, $135.5 million, $11.0 million and $0.3 million of rent under the Penn Master Lease, Pinnacle Master Lease, Meadows Lease and Morgantown Lease, respectively.
(2)Cash rent payable under the Tropicana Lease is nominal. Therefore, it has been excluded from the table above.

Other Contractual Cash Obligations
The following table presents our other contractual cash obligations as of December 31, 2021:

		Payments Due By Period
(in millions)	Total	2021	2022-2023	2024-2025	2026 and After
Purchase obligations	$255.2	$101.7	$47.8	$27.1	$78.6
Other liabilities reflected within our Consolidated Balance Sheets (1)	8.6	0.3	0.6	0.6	7.1
Total	$263.8	$102.0	$48.4	$27.7	$85.7
(1)Excludes the liability for unrecognized tax benefits of $42.3 million, as we cannot reasonably estimate the period of cash settlement with the respective taxing authorities. Additionally, it does not include a total of $100.9 million related to the payments associated with our (i) contingent purchase price obligations; and (ii) financing arrangement in which we received upfront cash proceeds permitting us to participate in future claims, as they are not fixed obligations.
Outlook
Based on our current level of operations, we believe that cash generated from operations and cash on hand, together with amounts available under our Senior Secured Credit Facilities, will be adequate to meet our anticipated obligations under our Triple Net Leases, debt service requirements, capital expenditures and working capital needs for the foreseeable future. However, our ability to generate sufficient cash flow from operations will depend on a range of economic, competitive and business factors, many of which are outside our control, including the impact of the COVID-19 pandemic. The extent to which the COVID-19 pandemic impacts our business operations in future periods will depend on multiple factors that cannot be accurately predicated at this time, such as the duration and scope of the pandemic, future spikes of COVID-19 infections (including the spread of variants or mutant strains, and the degree of transmissibility and severity thereof), the extent and effectiveness of containment actions such as operating restrictions at our properties, the disruption caused by such actions, and the impact of these and other factors on our team members, customers, partners and vendors. If we are not able to respond to and manage the impact of such events effectively, our business will be harmed. In addition, supply chain disruption and resulting inflationary pressures, a global labor shortage, the ebb and flow of COVID-19, including in specific North American geographies, and changes in economic policy could impact our outlook. We caution you that the trends seen at our reopened properties, such as strong visitation and increased length of play, may not continue. In addition, while we anticipated that a significant amount of our future growth would come through the pursuit of opportunities within other distribution channels, such as retail and online sports betting and iGaming; from acquisitions of gaming properties at reasonable valuations; greenfield projects; and jurisdictional expansions and property expansion in under-penetrated markets; there can be no assurance that this will be the case. If we consummate significant acquisitions in the future or undertake any significant property expansions, our cash requirements may increase significantly and we may need to make additional borrowings or complete equity or debt financings to meet these requirements. See “Risk Factors—Risks Related to Our Indebtedness and Capital Structure” within “Item 1A. Risk Factors,” of this Annual Report on Form 10-K for a discussion of the risks related to our capital structure.

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

Goodwill and other intangible assets
As of December 31, 2021, the Company had $2.8 billion in goodwill and $1.9 billion in other intangible assets within its Consolidated Balance Sheet, representing 16.7% and 11.1% of total assets, respectively. These intangible assets require significant management estimates and judgment pertaining to: (i) the valuation in connection with initial purchase price allocations and (ii) the ongoing evaluation for impairment. Our annual goodwill and other indefinite-lived intangible assets impairment test is performed on October 1st of each year, or more frequently if indicators of impairment exist. As a result of our test completed during the fourth quarter of 2021, we determined the fair value of goodwill and indefinite-lived intangible assets for all reporting units exceeded the carrying value. Therefore, none of our reporting units incurred any impairment charges as a result of the annual assessment.

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
•Pre-opening expenses; and
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
The evaluation of goodwill and indefinite-lived intangible assets requires the use of estimates about future operating results of each reporting unit to determine the estimated fair value of the reporting unit and the indefinite-lived intangible assets. The Company must make various assumptions and estimates in performing its impairment testing. The implied fair value includes estimates of future cash flows (including an allocation of the projected payments under any applicable Triple Net Lease) that are based on reasonable and supportable assumptions which represent the Company’s best estimates of the cash flows expected to result from the use of the assets including their eventual disposition. Changes in estimates, increases in the Company’s cost of capital, reductions in transaction multiples, changes in operating and capital expenditure assumptions or application of alternative assumptions and definitions could produce significantly different results. Future cash flow estimates are, by their nature, subjective and actual results may differ materially from the Company’s estimates. If our ongoing estimates of future cash flows are not met, we may have to record impairment charges in future periods. Our estimates of cash flows are based on the current regulatory and economic climates (including as a result of COVID-19), recent operating information and budgets of the various properties where it conducts operations. These estimates could be negatively impacted by changes in federal, state or local regulations, economic downturns, or other events affecting our properties.
Forecasted cash flows (based on our annual operating plan as determined in the fourth quarter) can be significantly impacted by the local economy in which our reporting units operate, as illustrated by the COVID-19 pandemic which caused temporary suspension of our operations pursuant to various orders from state gaming regulatory bodies or governmental authorities. Increases in unemployment rates can also result in decreased customer visitation and/or lower customer spend per visit. In addition, the impact of new legislation which approves gaming in nearby jurisdictions or further expands gaming in jurisdictions where our reporting units currently operate can result in opportunities for us to expand our operations. However, it also has the impact of increasing competition for our established properties which generally will have a negative effect on those locations’ profitability once competitors become established as a certain level of cannibalization occurs absent an overall increase in customer visitation. Additionally, increases in gaming taxes approved by state regulatory bodies can negatively impact forecasted cash flows.

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

The Company completed its annual assessment for impairment as of October 1, 2021, which did not result in any impairment charges to goodwill, gaming licenses and trademarks. See Note 9, “Goodwill and Other Intangible Assets,” in the notes to our Consolidated Financial Statements. Reporting units with goodwill which were identified as having less than a substantial cushion, were subject to a sensitivity analysis to determine the potential impairment losses:

			Amount of impairment loss as a result of:
(dollars in millions)	Carrying Amount	Cushion	Discount Rate +100 bps	Terminal Growth Rate -50 bps
Greektown	$67.4	8.3%	$3.4	$—

Business Combinations

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

Accounting for business combinations required our management to make significant estimates and assumptions, including our estimate of intangible assets, such as gaming licenses, trade names, customer relationships and developed technology. Although we believe the assumptions and estimates made have been reasonable and appropriate, they are inherently uncertain. For our gaming license valuation, the estimated future cash flows of our properties were the primary assumption in the respective intangible valuations. Cash flow estimates included assumptions regarding factors such as recent and budgeted operating performance, net win per unit (revenue), patron visits and growth percentages. The growth percentages were developed considering general macroeconomic conditions as well as competitive impacts from current and anticipated competition through a review of customer market data, operating margins, and current regulatory, social and economic climates. The most significant of the assumptions used in the valuations included: (1) revenue growth/decline percentages; (2) discount rates; (3) effective income tax rates; (4) future terminal values; and (5) capital expenditure assumptions. These assumptions were developed for each acquired property based on historical trends in the current competitive markets in which they operate, and projections of future performance and competition. Significant assumptions with respect to our tradenames and customer relationships were selecting the appropriate royalty rates and cost estimates for replacement cost analyses. Acquired developed technology has been valued with either a relief-from-royalty method or a replacement cost approach. Where a relief-from-royalty method was utilized, significant assumptions include projected revenues attributable to the asset, royalty rates, obsolescence factors, estimated synergies, and discount rates. Where a replacement cost method was utilized, significant assumptions include estimated cost and time required to replace, opportunity cost over the replacement period, and estimated mark-up on development costs.

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

ASC 740 suggests that additional scrutiny should be given to deferred tax assets of an entity with cumulative pre‑tax losses during the three most recent years and is widely considered significant negative evidence that is objective and verifiable and therefore, difficult to overcome. For the year ended December 31, 2021, we have cumulative pre‑tax losses and considered this factor in our analysis of deferred taxes. Additionally, we expect to remain in a three year cumulative loss position in the near future. As a result, the Company has recorded a valuation allowance against its net deferred tax assets, excluding the reversal of deferred tax liabilities related to indefinite‑lived intangibles. We intend to continue to maintain a valuation allowance on our net deferred tax assets until there is sufficient positive evidence to support the reversal of all or some portion of these allowances.

ITEM 7A.QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
We are exposed to market risk from adverse changes in interest rates with respect to the short-term floating interest rate on borrowings under our Senior Secured Credit Facilities. As of December 31, 2021, the Company’s Senior Secured Credit Facilities had a gross outstanding balance of $1.6 billion, consisting of a $583.8 million Term Loan A Facility and a $979.9 million Term Loan B-1 Facility, and a Revolving Credit Facility. As of December 31, 2021, we have $674.0 million of available borrowing capacity under our Revolving Credit Facility.
The table below provides information as of December 31, 2021 about our long-term debt obligations that are sensitive to changes in interest rates, including the notional amounts maturing during the twelve-month period presented and the related weighted-average interest rates by maturity dates.

(dollars in millions)	2022	2023	2024	2025	2026	Thereafter	Total	Fair Value
Fixed rate	$—	$—	$—	$—	$—	$400.0	$400.0	$411.5
Average interest rate						5.625%
Fixed rate	$—	$—	$—	$—	$—	$400.0	$400.0	$389.5
Average interest rate						4.125%
Fixed rate	$—	$—	$—	$—	$—	$330.5	$330.5	$780.0
Average interest rate						2.750%
Variable rate	$82.1	$524.3	$11.3	$946.0	$—	$—	$1,563.7	$1,559.6
Average interest rate (1)	4.51%	4.65%	3.90%	3.91%	—%
(1)Estimated rate, reflective of forward LIBOR December 31, 2021 plus the spread over LIBOR applicable to variable-rate borrowing.

Foreign Currency Exchange Rate Risk

We are exposed to currency translation risk because the results of our international entities are reported in local currency, which we then translate to U.S. dollars for inclusion in our Consolidated Financial Statements. As a result, changes between the foreign exchange rates, in particular the Canadian dollar compared to the U.S. dollar, affect the amounts we record for our foreign assets, liabilities, revenues and expenses, and could have a negative effect on our financial results. The results of theScore are reported in Canadian dollars, which we then translate to U.S. dollars for inclusion in our Consolidated Financial Statements. We do not currently enter into hedging arrangements to minimize the impact of foreign currency fluctuations on our operations. For the year ended December 31, 2021, we incurred an unrealized foreign currency translation adjustment loss of $54.4 million.

ITEM 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of
Penn National Gaming, Inc. and Subsidiaries
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Penn National Gaming, Inc. and subsidiaries (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income (loss), changes in stockholders’ equity, and cash flows, for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2022, expressed an unqualified opinion on the Company’s internal control over financial reporting.
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
Goodwill – Greektown Hotel Casino Reporting Unit Refer to Notes 2 and 9 to the financial statements
Critical Audit Matter Description
The Company’s goodwill is tested annually for impairment, or more frequently if indicators of impairment exist, by comparing the fair value of each reporting unit to their carrying amount for goodwill. The Company determines the fair value of its reporting units using a combination of income-based and market-based approaches. The key inputs in determining the fair value, among others, include projected operating cash flows discounted to reflect the level of risk associated with receiving future cash flows. As of December 31, 2021, the book value of goodwill is $2,822.5 million of which $67.4 million is allocated to Greektown Hotel Casino (the “property”). The fair value of Greektown Hotel Casino exceeded its carrying value by 8% as of the measurement date, therefore, no impairment was recognized.

Auditing the fair value of the property involved a high degree of subjectivity in evaluating whether management’s estimates and assumptions of projected revenue and operating cash flows and the selection of the discount rates used to derive the fair value were reasonable, including the need to involve our fair value specialists.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to forecasts of revenue and operating cash flows and the determination of the discount rates used by management to estimate the fair value of the property included the following, among others:
•We tested the effectiveness of controls over determining the fair value of the property, including those over the forecasts of revenue and operating cash flows and the selection of the discount rates.
•We evaluated management’s ability to accurately forecast revenues and operating cash flows by comparing actual results to management’s historical forecasts.
•We evaluated the reasonableness of management’s operating cash flow forecasts by comparing the forecasts to:
◦Historical results
◦Internal communications to management and the Board of Directors
◦Forecasted information included in the Company’s press release as well as in analyst and industry reports for the Company and certain of its peer companies
◦The impact of the regulatory environment on management’s projections.
•With the assistance of our fair value specialists, we evaluated the reasonableness of the discount rates by:
◦Testing the source information underlying the determination of the discount rates and the mathematical accuracy of the calculations.
◦Developing a range of independent estimates and comparing those to the discount rates selected by management.
Acquisitions – Refer to Notes 2 and 6 to the financial statements
Critical Audit Matter Description
The Company completed the acquisition of Score Media and Gaming Inc. on October 19, 2021 for a purchase price of approximately $2.1 billion. Accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based on their respective fair values, including gaming technology and tradename. Management estimated the fair value of the gaming technology and tradename using a relief from royalty income approach. The fair value determination of the gaming technology and tradename required management to make significant estimates and assumptions related to future cash flows and the selection of the discount rate. Goodwill was recognized as the excess of the cash consideration and the purchase price over the identifiable assets acquired and liabilities assumed.
The fair value determination of gaming technology and tradename required management to make significant estimates and assumptions around expected cash flows and projected financial results, including forecasted revenues (collectively the “forecast”), as well as the selection of discount rates. Changes to these assumptions and estimates could have a significant impact on the fair value of the gaming technology and tradename and the recognition of goodwill. Therefore, auditing the forecast and the selection of the discount rate involved a higher degree of auditor judgment and subjectivity, as well as an increased level of audit effort, including the involvement of fair value specialists.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the forecasts and the selection of the discount rate used by management to determine the fair value of the acquired intangible assets and the assigned goodwill included the following, among others:
•We tested the effectiveness of controls over the valuation of the gaming technology and tradename intangible asset, including management’s controls over forecasts of future cash flows and selection of the discount rate.
•We evaluated the assumptions and estimates included in the forecast by:

◦Comparing the forecasts to information included in the Company’s communications to the Board of Directors, gaming industry reports, and analyst reports for the Company and certain of its peer companies;
◦Comparing the forecasts to historical financial results;
◦Conducting inquiries with management; and
◦Evaluating whether the forecast was consistent with evidence obtained in other areas of the audit.
•With the assistance of our fair value specialists, we evaluated the reasonableness of the (1) valuation methodology and (2) discount rate by:
◦Testing the source information underlying the determination of the discount rate and testing the mathematical accuracy of the calculation.
◦Developing a range of independent estimates and comparing those to the discount rate selected by management.

/s/ Deloitte & Touche LLP

Philadelphia, Pennsylvania
February 28, 2022

We have served as the Company’s auditor since 2017.

PENN NATIONAL GAMING, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
(in millions, except share and per share data)	2021	2020
Assets
Current assets
Cash and cash equivalents	$1,863.9	$1,853.8
Accounts receivable, net	195.0	96.4
Prepaid expenses	132.3	103.5
Other current assets	32.4	31.3
Total current assets	2,223.6	2,085.0
Property and equipment, net	4,582.2	4,529.3
Investment in and advances to unconsolidated affiliates	255.1	266.8
Goodwill	2,822.5	1,157.1
Other intangible assets, net	1,872.6	1,513.5
Lease right-of-use assets	4,853.0	4,817.7
Other assets	263.1	297.9
Total assets	$16,872.1	$14,667.3

Liabilities
Current liabilities
Accounts payable	$53.3	$33.2
Current maturities of long-term debt	99.5	81.4
Current portion of financing obligations	39.0	36.0
Current portion of lease liabilities	142.9	134.3
Accrued expenses and other current liabilities	798.5	575.1
Total current liabilities	1,133.2	860.0
Long-term debt, net of current maturities, debt discount and debt issuance costs	2,637.3	2,231.2
Long-term portion of financing obligations	4,057.8	4,096.4
Long-term portion of lease liabilities	4,628.6	4,578.2
Deferred income taxes	189.1	126.3
Other long-term liabilities	129.0	119.4
Total liabilities	12,775.0	12,011.5
Commitments and contingencies (Note 13)
Stockholders’ equity
Series B preferred stock ($0.01 par value, 1,000,000 shares authorized, no shares issued and outstanding)	—	—
Series C preferred stock ($0.01 par value, 18,500 shares authorized, no shares issued and outstanding)	—	—
Series D Preferred stock ($0.01 par value, 5,000 shares authorized, 969 and 883 shares issued, and 775 and 883 shares outstanding)	25.8	23.1
Common stock ($0.01 par value, 400,000,000 and 200,000,000 shares authorized, 171,729,276 and 157,868,227 shares issued, and 169,561,883 and 155,700,834 shares outstanding)	1.7	1.6
Exchangeable shares ($0.01 par value, 697,539 shares authorized and issued, and 653,059 shares outstanding as of December 31, 2021. None authorized, issued or outstanding for the year ended December 31, 2020.)	—	—
Treasury stock, at cost, (2,167,393 shares held in both periods)	(28.4)	(28.4)
Additional paid-in capital	4,239.6	3,167.2
Accumulated deficit	(86.5)	(507.3)
Accumulated other comprehensive loss	(54.4)	—
Total Penn National stockholders’ equity	4,097.8	2,656.2
Non-controlling interest	(0.7)	(0.4)
Total stockholders’ equity	4,097.1	2,655.8
Total liabilities and stockholders’ equity	$16,872.1	$14,667.3
See accompanying notes to the Consolidated Financial Statements.

PENN NATIONAL GAMING, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the year ended December 31,
(in millions, except per share data)	2021	2020	2019
Revenues
Gaming	$4,945.3	$3,051.1	$4,268.7
Food, beverage, hotel and other	959.7	527.6	1,032.7
Total revenues	5,905.0	3,578.7	5,301.4
Operating expenses
Gaming	2,540.7	1,530.3	2,281.8
Food, beverage, hotel and other	607.3	337.7	672.7
General and administrative	1,352.9	1,130.8	1,187.7
Depreciation and amortization	344.5	366.7	414.2
Impairment losses	—	623.4	173.1
Total operating expenses	4,845.4	3,988.9	4,729.5
Operating income (loss)	1,059.6	(410.2)	571.9
Other income (expenses)
Interest expense, net	(561.7)	(543.2)	(534.2)
Income from unconsolidated affiliates	38.7	13.8	28.4
Loss on early extinguishment of debt	—	(1.2)	—
Other	2.5	106.6	20.0
Total other expenses	(520.5)	(424.0)	(485.8)
Income (loss) before income taxes	539.1	(834.2)	86.1
Income tax benefit (expense)	(118.6)	165.1	(43.0)
Net income (loss)	420.5	(669.1)	43.1
Less: Net (income) loss attributable to non-controlling interest	0.3	(0.4)	0.8
Net income (loss) attributable to Penn National Gaming, Inc.	$420.8	$(669.5)	$43.9

Earnings (loss) per share
Basic earnings (loss) per share	$2.64	$(5.00)	$0.38
Diluted earnings (loss) per share	$2.48	$(5.00)	$0.37

Weighted-average common shares outstanding—basic	158.7	134.0	115.7
Weighted-average common shares outstanding—diluted	175.5	134.0	117.8
See accompanying notes to the Consolidated Financial Statements.

PENN NATIONAL GAMING, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	For the year ended December 31,
(in millions)	2021	2020	2019
Net income (loss)	$420.5	$(669.1)	$43.1
Other comprehensive loss:
Foreign currency translation adjustment during the period	(54.4)	—	—
Other comprehensive loss	(54.4)	—	—
Total comprehensive income (loss)	366.1	(669.1)	43.1
Less: Comprehensive loss (income) attributable to non-controlling interest	0.3	(0.4)	0.8
Comprehensive income (loss) attributable to Penn National	$366.4	$(669.5)	$43.9
See accompanying notes to the Consolidated Financial Statements.

PENN NATIONAL GAMING, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Preferred Stock		Common Stock				Treasury Stock	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Penn National Stock-holders’ Equity (Deficit)	Non-Controlling Interest	Total Stock-holders’ Equity (Deficit)
(in millions, except share data)	Shares	Amount	Penn National Gaming Shares	Amount	Exchangeable Shares	Amount
Balance as of January 1, 2019	—	$—	116,687,808	$1.2	—	$—	$(28.4)	$1,726.4	$(968.0)	$—	$731.2	$—	$731.2
Share-based compensation arrangements	—	—	542,274	—	—	—	—	16.8	—	—	16.8	—	16.8
Cumulative-effect adjustment upon adoption of ASC 842	—	—	—	—	—	—	—	—	1,085.7	—	1,085.7	—	1,085.7
Share repurchases	—	—	(1,271,823)	—	—	—	—	(24.9)	—	—	(24.9)	—	(24.9)
Net Income (loss)	—	—	—	—	—	—	—	—	43.9	—	43.9	(0.8)	43.1
Balance as of December 31, 2019	—	—	115,958,259	1.2	—	—	(28.4)	1,718.3	161.6	—	1,852.7	(0.8)	1,851.9
Share-based compensation arrangements	—	—	4,475,908	—	—	—	—	71.0	—	—	71.0	—	71.0
Common stock offerings (Note 15)	—	—	35,266,667	0.4	—	—	—	1,288.4	—	—	1,288.8	—	1,288.8
Convertible debt offering (Note 11)	—	—	—	—	—	—	—	88.2	—	—	88.2	—	88.2
Barstool Sports investment (Note 7)	883	23.1	—	—	—	—	—	—	—	—	23.1	—	23.1
Cumulative-effect adjustment upon adoption of ASU 2016-13	—	—	—	—	—	—	—	—	0.6	—	0.6	—	0.6
Net income (loss)	—	—	—	—	—	—	—	—	(669.5)	—	(669.5)	0.4	(669.1)
Other	—	—	—	—	—	—	—	1.3	—	—	1.3	—	1.3
Balance as of December 31, 2020	883	23.1	155,700,834	1.6	—	—	(28.4)	3,167.2	(507.3)	—	2,656.2	(0.4)	2,655.8
Share-based compensation arrangements	—	—	1,061,242	—	—	—	—	35.1	—	—	35.1	—	35.1
Share issuance in connection with acquisitions (Note 15)	—	—	12,561,127	0.1	697,539	—	—	1,039.5	—	—	1,039.6	—	1,039.6
Preferred stock issuance (Note 15)	86	8.1	—	—	—	—	—	—	—	—	8.1	—	8.1
Preferred stock conversions (Note 15)	(194)	(5.4)	194,200	—	—	—	—	5.4	—	—	—	—	—
Exchangeable shares conversions (Note 15)	—	—	44,480	—	(44,480)	—	—	—	—	—	—	—	—
Currency translation adjustment	—	—	—	—	—	—	—	—	—	(54.4)	(54.4)	—	(54.4)
Net income (loss)	—	—	—	—	—	—	—	—	420.8	—	420.8	(0.3)	420.5
Other	—	—	—	—	—	—	—	(7.6)	—	—	(7.6)	—	(7.6)
Balance as of December 31, 2021	775	$25.8	169,561,883	$1.7	653,059	$—	$(28.4)	$4,239.6	$(86.5)	$(54.4)	$4,097.8	$(0.7)	$4,097.1
See accompanying notes to the Consolidated Financial Statements.

PENN NATIONAL GAMING, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the year ended December 31,
(in millions)	2021	2020	2019
Operating activities
Net income (loss)	$420.5	$(669.1)	$43.1
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	344.5	366.7	414.2
Amortization of items charged to interest expense	22.8	16.3	7.7
Noncash interest expense	17.9	—	—
Noncash operating lease expense	160.8	120.3	100.4
Change in fair value of contingent purchase price	1.9	(1.1)	7.0
Gain on acquisition of Sam Houston	(29.9)	—	—
Holding loss (gain) on equity securities	24.9	(106.7)	(19.9)
Loss (gain) on sale or disposal of property and equipment	1.1	(29.2)	5.5
Noncash rent and interest expense related to the utilization of rent credits	—	287.1	—
Income from unconsolidated affiliates	(38.7)	(13.8)	(28.4)
Return on investment from unconsolidated affiliates	31.8	21.8	29.0
Deferred income taxes	(4.5)	(118.3)	21.1
Stock-based compensation	35.1	14.5	14.9
Impairment losses	—	623.4	173.1
Loss on early extinguishment of debt	—	1.2	—
Changes in operating assets and liabilities, net of businesses acquired
Accounts receivable	(82.3)	(16.5)	27.0
Prepaid expenses and other current assets	(32.3)	13.5	9.7
Other assets	(21.7)	(12.8)	(2.3)
Accounts payable	(30.4)	(6.6)	4.4
Accrued expenses	138.4	(40.9)	(3.9)
Income taxes	10.2	(32.5)	(7.2)
Operating lease liabilities	(136.5)	(94.8)	(139.1)
Other current and long-term liabilities	65.2	16.3	47.6
Other	(2.7)	—	—
Net cash provided by operating activities	896.1	338.8	703.9
Investing activities
Capital expenditures	(244.1)	(137.0)	(190.6)
Dispositions of property and equipment	1.5	16.1	0.6
Hurricane Laura insurance proceeds	—	32.7	—
Consideration paid for Barstool Sports investment	—	(135.0)	—
Consideration paid for acquisitions of businesses, net of cash acquired	(877.6)	(3.0)	(1,359.4)
Consideration paid for remaining interest of Sam Houston	(42.0)	—	—
Proceeds from sale-and-leaseback transactions in conjunction with acquisitions	—	—	961.1
Consideration paid for gaming licenses and other intangible assets	(24.2)	(4.8)	(11.7)
Acquisition of equity securities	(26.0)	—	(5.1)

	For the year ended December 31,
(in millions)	2021	2020	2019
Additional contributions to joint ventures	(1.4)	(5.4)	(0.4)
Other	(8.0)	2.7	(2.0)
Net cash used in investing activities	(1,221.8)	(233.7)	(607.5)
Financing activities
Proceeds from revolving credit facility	—	540.0	412.0
Repayments on revolving credit facility	—	(680.0)	(384.0)
Proceeds from issuance of long-term debt, net of discounts	400.0	322.2	—
Principal payments on long-term debt	(64.4)	(161.7)	(46.6)
Debt and equity issuance costs	(7.5)	(6.9)	—
Proceeds from other long-term obligations	72.5	—	—
Payments of other long-term obligations	(17.0)	(16.2)	(15.4)
Principal payments on financing obligations	(36.0)	(26.7)	(51.6)
Principal payments on finance leases	(8.5)	(3.9)	(6.2)
Proceeds from common stock offerings, net of discounts and fees	—	1,288.8	—
Proceeds from exercise of options	10.8	62.7	1.9
Repurchase of common stock	—	—	(24.9)
Proceeds from insurance financing	26.6	20.2	16.1
Payments on insurance financing	(26.7)	(21.4)	(19.4)
Other	(9.9)	(7.0)	(4.3)
Net cash provided by (used in) financing activities	339.9	1,310.1	(122.4)
Effect of currency rate changes on cash, cash equivalents, and restricted cash	(4.5)	—	—
Change in cash, cash equivalents, and restricted cash	9.7	1,415.2	(26.0)
Cash, cash equivalents and restricted cash at the beginning of the year	1,870.4	455.2	481.2
Cash, cash equivalents and restricted cash at the end of the year	$1,880.1	$1,870.4	$455.2

	For the year ended December 31,
(in millions)	2021	2020	2019
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$1,863.9	$1,853.8	$437.4
Restricted cash included in Other current assets	15.0	15.3	15.5
Restricted cash included in Other assets	1.2	1.3	2.3
Total cash, cash equivalents and restricted cash	$1,880.1	$1,870.4	$455.2

Supplemental disclosure:
Cash paid for interest, net of amounts capitalized	$514.6	$355.0	$528.1
Cash payments (refunds) related to income taxes, net	$108.3	$(15.2)	$21.8

Non-cash activities:
Rent credits received upon sale of Tropicana land and buildings and Morgantown land	$—	$337.5	$—
Commencement of operating leases	$96.4	$73.6	$713.5
Commencement of finance leases	$106.1	$—	$4.6
Accrued capital expenditures	$27.6	$17.2	$12.6
Acquisition of equity securities	$—	$—	$16.1
See accompanying notes to the Consolidated Financial Statements

PENN NATIONAL GAMING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Organization and Basis of Presentation
Organization: With a gaming footprint that includes 44 properties across 20 states as of December 31, 2021, Penn National Gaming, Inc., together with its subsidiaries (“Penn National,” the “Company,” “we,” “our,” or “us”) is a highly innovative omni-channel provider of retail casino gaming, online gaming, live racing, sports betting, and digital sports content. Our wholly-owned interactive division, Penn Interactive Ventures, LLC (“Penn Interactive”), operates retail sports betting in the Company’s retail properties, as well as online sports betting and online social casino, bingo, and iCasino products (collectively, “iGaming”). In October 2021, we acquired Score Media and Gaming, Inc. (“theScore”), a sports betting and digital media company. In addition, in February 2020, we entered a strategic partnership with Barstool Sports, Inc. (“Barstool Sports”), a leading digital sports, entertainment, lifestyle and media company. Combined with the power of theScore and Barstool Sports, Penn National has evolved into a leading North American digital sports content, gaming and technology company. The Company's omni-channel approach is further bolstered by its mychoice customer loyalty program (the “mychoice program”), which rewards and recognizes its over 25 million members for their loyalty to both retail and online gaming and sports betting products with a dynamic set of industry offers, experiences, and service levels.

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
Impact of the COVID-19 Pandemic and Company Response: On March 11, 2020, the World Health Organization declared the novel coronavirus (known as “COVID-19”) outbreak to be a global pandemic. To help combat the spread of COVID-19 and pursuant to various orders from state gaming regulatory bodies or governmental authorities, operations at all of our properties were temporarily suspended for single or multiple time periods during 2020 and into 2021. Once reopened, properties operated with reduced gaming and hotel capacity and limited food and beverage offerings in order to accommodate social distancing and health and safety protocols. As of December 31, 2021, the majority of our properties are operating at full capacity while adhering to state mandated health and safety protocols.
The COVID-19 pandemic caused significant disruptions to our business and had a material adverse impact on our financial condition, results of operations and cash flows. As a consequence, between March 13, 2020 and December 31, 2020, we entered into a series of transactions to improve our financial position and liquidity, as described in the relevant notes to our Consolidated Financial Statements. Additionally, we completed a $400.0 million offering of senior unsecured notes on July 1, 2021, as discussed in Note 11, “Long term debt.” We could experience further adverse impacts as a result of the COVID-19 pandemic, including, but not limited to, temporarily suspending operations at our properties if ordered by such governmental bodies, or capacity restrictions on our operations. Actual results may differ materially from the Company’s current estimates as the scope of the COVID-19 pandemic evolves, depending largely, though not exclusively, on the impact of required capacity reductions, social distancing and health and safety guidelines, and the sustainability of current trends in recovery at our properties.
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
Use of Estimates: The preparation of Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions as of the date of the Consolidated Financial Statements that affect (i) the reported amounts of assets and liabilities, (ii) the disclosure of contingent assets and liabilities at the date of the Consolidated Financial Statements, and (iii) the reported amounts of revenues and expenses during the reporting period. Estimates used by us include, among other things, the useful lives for depreciable and amortizable assets, the provision for credit losses, income tax provisions, the evaluation of the future realization of deferred tax assets, determining the adequacy of reserves for self-insured liabilities, the liabilities associated with our mychoice program, the initial measurements of financing obligations associated with the Master Leases, projected cash flows in assessing the recoverability of long-lived assets, asset impairments, goodwill and other intangible assets, projected cash flows in assessing the initial valuation of intangible assets in conjunction with acquisitions, the initial selection of useful lives for depreciable and amortizable assets in conjunction with acquisitions, contingencies and litigation inclusive of financing arrangements in which the Company receives up-front cash proceeds, and stock-based compensation expense. We applied estimation methods consistently for all periods presented within our Consolidated Financial Statements. Actual results may differ from those estimates.

Segment Information: We have five reportable segments: Northeast, South, West, Midwest, and Interactive. Our gaming and racing properties are grouped by geographic location and each is viewed as an operating segment with the exception of our two properties in Jackpot, Nevada, which are viewed as one operating segment. We consider our combined Video Gaming Terminal (“VGT”) operations, by state, to be separate operating segments. Interactive includes the operations of Penn Interactive, theScore, and our proportionate share of earnings attributable to Barstool Sports. See Note 18, “Segment Information,” for further information. For financial reporting purposes, we aggregate our operating properties into the following reportable segments:

	Location	Real Estate Assets Lease or Ownership Structure
Northeast segment
Ameristar East Chicago	East Chicago, Indiana	Pinnacle Master Lease
Greektown Casino-Hotel	Detroit, Michigan	Greektown Lease
Hollywood Casino Bangor	Bangor, Maine	Penn Master Lease
Hollywood Casino at Charles Town Races	Charles Town, West Virginia	Penn Master Lease
Hollywood Casino Columbus	Columbus, Ohio	Penn Master Lease
Hollywood Casino Lawrenceburg	Lawrenceburg, Indiana	Penn Master Lease
Hollywood Casino Morgantown	Morgantown, Pennsylvania	Morgantown Lease (1)
Hollywood Casino at Penn National Race Course	Grantville, Pennsylvania	Penn Master Lease
Hollywood Casino Perryville	Perryville, Maryland	Perryville Lease
Hollywood Casino Toledo	Toledo, Ohio	Penn Master Lease
Hollywood Casino York	York, Pennsylvania	Operating Lease (not with REIT Landlord)
Hollywood Gaming at Dayton Raceway	Dayton, Ohio	Penn Master Lease
Hollywood Gaming at Mahoning Valley Race Course	Youngstown, Ohio	Penn Master Lease
Marquee by Penn (2)	Pennsylvania	N/A
Hollywood Casino at Meadows Racetrack	Washington, Pennsylvania	Meadows Lease
Plainridge Park Casino	Plainville, Massachusetts	Pinnacle Master Lease

South segment
1st Jackpot Casino	Tunica, Mississippi	Penn Master Lease
Ameristar Vicksburg	Vicksburg, Mississippi	Pinnacle Master Lease
Boomtown Biloxi	Biloxi, Mississippi	Penn Master Lease
Boomtown Bossier City	Bossier City, Louisiana	Pinnacle Master Lease
Boomtown New Orleans	New Orleans, Louisiana	Pinnacle Master Lease
Hollywood Casino Gulf Coast	Bay St. Louis, Mississippi	Penn Master Lease
Hollywood Casino Tunica	Tunica, Mississippi	Penn Master Lease
L’Auberge Baton Rouge	Baton Rouge, Louisiana	Pinnacle Master Lease
L’Auberge Lake Charles	Lake Charles, Louisiana	Pinnacle Master Lease
Margaritaville Resort Casino	Bossier City, Louisiana	Margaritaville Lease

West segment
Ameristar Black Hawk	Black Hawk, Colorado	Pinnacle Master Lease
Cactus Petes and Horseshu	Jackpot, Nevada	Pinnacle Master Lease
M Resort	Henderson, Nevada	Penn Master Lease
Tropicana Las Vegas	Las Vegas, Nevada	Tropicana Lease
Zia Park Casino	Hobbs, New Mexico	Penn Master Lease

Midwest segment
Ameristar Council Bluffs	Council Bluffs, Iowa	Pinnacle Master Lease
Argosy Casino Alton (3)	Alton, Illinois	Penn Master Lease
Argosy Casino Riverside	Riverside, Missouri	Penn Master Lease
Hollywood Casino Aurora	Aurora, Illinois	Penn Master Lease
Hollywood Casino Joliet	Joliet, Illinois	Penn Master Lease
Hollywood Casino at Kansas Speedway (4)	Kansas City, Kansas	Owned - joint venture
Hollywood Casino St. Louis	Maryland Heights, Missouri	Penn Master Lease
Prairie State Gaming (2)	Illinois	N/A
River City Casino	St. Louis, Missouri	Pinnacle Master Lease
(1)Upon termination of the Morgantown Lease, ownership of the constructed building and all tenant improvements will transfer from the Company to GLPI.
(2)VGT route operations

(3)The riverboat is owned by us and not subject to the Penn Master Lease.
(4)Pursuant to a joint venture with NASCAR and includes the Company’s 50% investment in Kansas Entertainment, LLC (“Kansas Entertainment”), which owns Hollywood Casino at Kansas Speedway.

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
Concentration of credit risk, with respect to casino receivables, is limited through the Company’s credit evaluation process. The Company issues markers to approved casino customers following investigations of creditworthiness. The Company utilizes a forward-looking current expected credit loss model to measure the provision for credit losses.
The Company’s receivables as of December 31, 2021 and 2020 primarily consisted of the following:

	December 31,
(in millions)	2021	2020
Markers and returned checks	$15.1	$14.8
Credit card and other advances to customers	11.5	8.9
Receivables from ATM and cash kiosk transactions	20.9	10.9
Hotel and banquet	4.1	2.7
Racing settlements	12.8	7.7
Online gaming and licensing receivables from third party operators, including taxes	70.0	16.4
Media receivables	10.3	—
Insurance Receivable - Hurricane Laura	28.7	23.0
Other	29.6	20.8
Provision for credit losses	(8.0)	(8.8)
Accounts receivable, net	$195.0	$96.4

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
Goodwill and Other Intangible Assets: Goodwill represents the future economic benefits of a business combination measured as the excess of the purchase price over the fair value of net assets acquired and has been allocated to our reporting units. Goodwill is tested for impairment annually on October 1st of each year, or more frequently if indicators of impairment exist. For the quantitative goodwill impairment test, an income approach, in which a discounted cash flow (“DCF”) model is utilized, and a market-based approach using guideline public company multiples of earnings before interest, taxes, depreciation, and amortization (“EBITDA”) from the Company’s peer group are utilized in order to estimate the fair market value of the Company’s reporting units. In determining the carrying amount of each reporting unit that utilizes real estate assets subject to our Triple Net Leases, if and as applicable, (i) the Company allocates each reporting unit their pro-rata portion of the right-of-use (“ROU”) assets, lease liabilities, and/or financing obligations, and (ii) pushes down the carrying amount of the property and equipment subject to such leases. The Company compares the fair value of its reporting units to the carrying amounts. If the carrying amount of the reporting unit exceeds the fair value, an impairment is recorded equal to the amount of the excess (not to exceed the amount of goodwill allocated to the reporting unit).

We consider our gaming licenses, trademarks, and certain other intangible assets to be indefinite-lived based on our future expectations to operate our gaming properties indefinitely as well as our historical experience in renewing these intangible assets at minimal cost with various state commissions. Indefinite-lived intangible assets are tested annually for impairment on October 1st of each year, or more frequently if indicators of impairment exist, by comparing the fair value of the recorded assets to their carrying amount. If the carrying amounts of the indefinite-lived intangible assets exceed their fair value, an impairment is recognized. The Company completes its testing of its indefinite-lived intangible assets prior to assessing the realizability of its goodwill.
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
Other intangible assets that have a definite-life, including gaming technology and media technology, are amortized on a straight-line basis over their estimated useful lives or related service contract. The Company reviews the carrying amount of its amortizing intangible assets for possible impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. Should events and circumstances indicate amortizing intangible assets may not be recoverable, the Company performs a test for recoverability whereby estimated undiscounted cash flows are compared to the carrying values of the assets. Should the estimated undiscounted cash flows exceed the carrying value, no impairments are recorded. If the undiscounted cash flows do not exceed the carrying values, an impairment is recorded based on the fair value of the asset, typically measured using either a discounted cash flow or replacement cost approach.

Once an impairment of goodwill or other intangible asset has been recorded, it cannot be reversed. See Note 9, “Goodwill and Other Intangible Assets.”

Equity Securities: The Company’s equity securities (including warrants) are measured at fair value each reporting period with unrealized gains and losses included in current period earnings. The Company records realized and unrealized gains and losses in “Other” within our Consolidated Statements of Operations.
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
Financing Obligations: Certain of the components contained within our Master Leases (primarily buildings) are accounted for as financing obligations in accordance with ASC 470 - Debt, rather than leases.
On November 1, 2013, the Company spun-off its real estate assets into GLPI (the “Spin-Off”) and entered into the Penn Master Lease. This transaction did not meet all of the requirements for sale-leaseback accounting treatment under ASC 840, “Leases” (“ASC 840”); specifically, the Penn Master Lease contains provisions that indicate the Company has prohibited forms of continuing involvement in the leased assets, which are not a normal leaseback. Accordingly, at lease inception, we calculated a financing obligation based on the future minimum lease payments discounted at our estimated incremental borrowing rate at lease inception over the lease term of 35 years, which was determined to be 9.7%. The lease term included renewal options that were reasonably assured of being exercised and the funded construction of certain leased assets in development at the commencement of the Penn Master Lease.
On October 15, 2018, in connection with the acquisition of Pinnacle Entertainment, Inc. (the “Pinnacle Acquisition”), we assumed the Pinnacle Master Lease. Within a business combination, an arrangement that previously did not meet all of the requirements for sale-leaseback accounting treatment (and is accounted for as a financing obligation by the acquiree) retains its classification as a financing obligation on the acquiring entity’s consolidated balance sheets at the business combination date. As of the date of acquisition, we calculated the financing obligation based on the future minimum lease payments discounted at a rate determined to be fair value at the business combination date, which was determined to be 7.3%, over the remaining lease term of 32.5 years. The remaining lease term included renewal options that were reasonably assured of being exercised. Furthermore, in conjunction with the Pinnacle Acquisition, GLPI acquired the real estate assets associated with Plainridge Park Casino and leased back such assets to the Company pursuant to an amendment to the Pinnacle Master Lease (the “Plainridge Park Casino Sale-Leaseback”). The effective yield used to determine the financing obligation associated with the Plainridge Park Casino Sale-Leaseback was 9.6%.
Subsequent to the adoption of ASC 842, “Leases” (“ASC 842”) on January 1, 2019, minimum lease payments under our Master Leases are allocated between components that continue to be financing obligations (primarily buildings) and operating lease components (primarily land). Minimum lease payments related to financing obligations are recorded to interest expense and, in part, as repayments of principal reducing the associated financing obligations. Contingent payments are recorded as interest expense as incurred. The real estate assets subject to the Master Leases and which are accounted for as failed sales, are included in “Property and equipment, net” within the Company’s Consolidated Balance Sheets and are depreciated over the shorter of their remaining useful lives or lease term. Principal payments associated with financing obligations are presented as financing cash outflows and interest payments associated with financing obligations are presented as operating cash outflows within our Consolidated Statements of Cash Flows. For more information, see Note 8, “Property and Equipment,” and Note 12, “Leases.”
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

Upon adoption of ASC 842, we elected the following policies: (a) to account for lease and non-lease components as a single component for all classes of underlying assets and (b) to not recognize short-term leases (i.e., leases that are less than 12 months and do not contain purchase options) within the Consolidated Balance Sheets, with the expense related to these short-term leases recorded in total operating expenses within the Consolidated Statements of Operations.
The Company has leasing arrangements that contain both lease and non-lease components. We account for both the lease and non-lease components as a single component for all classes of underlying assets. In determining the present value of lease payments at lease commencement date, the Company utilizes its incremental borrowing rate based on the information available, unless the rate implicit in the lease is readily determinable. The liability for operating and finance leases is based on the present value of future lease payments. Operating lease expenses are recorded as rent expense, which is included within general and administrative expense, within the Consolidated Statements of Operations and presented as operating cash outflows within the Consolidated Statements of Cash Flows. Finance lease expenses are recorded as depreciation expense, which is included within depreciation and amortization expense within the Consolidated Statements of Operations and interest expense over the lease term. Principal payments associated with finance leases are presented as financing cash outflows and interest payments associated with finance leases are presented as operating cash outflows within our Consolidated Statements of Cash Flows.
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
Contingent Purchase Price: The consideration for the Company’s acquisitions may include future payments that are contingent upon the occurrence of a particular event. We record an obligation for such contingent payments at fair value as of the acquisition date. We revalue our contingent purchase price obligations each reporting period. Changes in the fair value of the contingent purchase price obligation can result from changes to one or multiple inputs, including adjustments to the discount rate and changes in the assumed probabilities of successful achievement of certain financial targets. The changes in the fair value of contingent purchase price are recognized within our Consolidated Statements of Operations as a component of “General and administrative” expense.
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

Revenue Recognition: Our revenue from contracts with customers consists primarily of gaming wagers, inclusive of sports betting and iCasino products, food and beverage transactions, retail transactions, hotel room sales, racing wagers, management services related to the management of external operations and third-party revenue sharing agreements. See Note 5, “Revenue Disaggregation,” for information on our revenue by type and geographic location.

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
Food and beverage, hotel and retail services have been determined to be separate, standalone performance obligations and the transaction price for such contracts is recorded as revenue as the good or service is transferred to the customer over their stay at the hotel or when the delivery is made for the food and beverage or retail product. Cancellation fees for hotel and meeting space services are recognized upon cancellation by the customer and are included in food, beverage, hotel and other revenue within our Consolidated Statements of Operations.

Racing revenue contracts, inclusive of our (i) host racing facilities, (ii) import arrangements that permit us to simulcast in live racing events occurring at other racetracks, and (iii) export arrangements that permit our live racing events to be simulcast at other racetracks, provide access to and the processing of wagers into the pari-mutuel pool. The Company has concluded it is not the controlling entity to the arrangement, but rather functions as an agent to the pari-mutuel pool. Commissions earned from the pari-mutuel pool less contractual fees and obligations are recognized on a net basis, which is included within food, beverage, hotel and other revenues within our Consolidated Statements of Operations.

Management services have been determined to be separate, standalone performance obligations and the transaction price for such contracts are recorded as services are performed. The Company records revenues on a monthly basis calculated by applying the contractual rate called for in the contracts.
In addition to sports betting and iCasino revenues, Penn Interactive generates in-app purchase and advertising revenues from free-to-play social casino games, which can be downloaded to mobile phones and tablets from digital storefronts. Players can purchase virtual playing credits within our social casino games, which allows for increased playing opportunities and functionality. Penn Interactive records deferred revenue from the sale of virtual playing credits and recognizes this revenue over the average redemption period of the credits, which is approximately three days. Advertising revenues are recognized in the period when the advertising impression, click or install delivery occurs.

Penn Interactive also enters into multi-year agreements with sports betting operators for online sports betting and related iGaming market access (“Skins”) across our portfolio, of which the Company received cash and equity securities, including ordinary shares and warrants, specific to four operator agreements. In consideration for the use of each skin, the Company receives a monthly revenue share amount of the revenues earned by the operators less contractual fees and obligations primarily consisting of taxes, promotional credits, data fees and player costs.

The market access provided to operators by state and by activity represent separate performance obligations. The transaction price includes fixed fees for access to certain geographic markets and variable consideration in the form of a monthly revenue share, annual minimum guarantee amounts, and reimbursements for out-of-pocket expenses including state gaming taxes. The upfront and fixed access fees relate solely to distinct markets and are allocated to the performance obligations specific to those markets. Market access fees are recognized as revenue over the term of the related market access agreements. Monthly revenue share and annual minimum guarantee variable consideration relate directly to the Company’s efforts to satisfy each individual performance obligation and, as such, is allocated to each performance obligation. Revenues from monthly revenue shares are recognized in the period in which the revenue was earned by our third party operators.

Minimum guarantee revenue is deferred at the end of the period in which it relates and subsequently recognized as revenue over the remaining term of the market access agreement. The Company also recognizes revenue for reimbursements of certain out-of-pocket expenses, including license fees and state gaming taxes. The Company has elected the “right to invoice” practical expedient and recognizes revenue upon incurring reimbursable costs, as appropriate.

Complimentaries Associated with Gaming Contracts
Food, beverage, hotel, and other services furnished to patrons for free as an inducement to gamble or through the redemption of our customers’ loyalty points are recorded as food, beverage, hotel, and other revenues, at their estimated SSPs with an offset recorded as a reduction to gaming revenues. The cost of providing complimentary goods and services to patrons as an inducement to gamble as well as for the fulfillment of our loyalty point obligation is included in food, beverage, hotel, and other expenses. Revenues recorded to food, beverage, hotel and other and offset to gaming revenues were as follows:

	For the year ended December 31,
(in millions)	2021	2020	2019
Food and beverage	$173.7	$123.6	$261.4
Hotel	125.4	79.6	159.6
Other	10.2	6.7	17.6
Total complimentaries associated with gaming contracts	$309.3	$209.9	$438.6
Customer-related Liabilities
The Company has three general types of liabilities related to contracts with customers: (i) the obligation associated with its mychoice program (loyalty points and tier status benefits), (ii) advance payments on goods and services yet to be provided and for unpaid wagers, and (iii) deferred revenue associated with third-party sports betting operators for online sports betting and related iCasino market access.
Our mychoice program allows members to utilize their reward membership card to earn loyalty points that are redeemable for slot play and complimentaries, such as food and beverage at our restaurants, lodging at our hotels and products offered at our retail stores across the vast majority of our properties. In addition, members of the mychoice program earn credit toward tier status, which entitles them to receive certain other benefits, such as gifts and free play. The obligation associated with our mychoice program, which is included in “Accrued expenses and other current liabilities” within our Consolidated Balance Sheets, was $37.6 million and $35.8 million as of December 31, 2021 and 2020, respectively, and consisted principally of the obligation associated with the loyalty points. Our loyalty point obligations are generally settled within six months of issuance. Changes between the opening and closing balances primarily relate to the timing of our customers’ election to redeem loyalty points as well as the timing of when our customers receive their earned tier status benefits.
The Company’s advance payments on goods and services yet to be provided and for unpaid wagers primarily consist of the following: (i) deposits on rooms and convention space, (ii) money deposited on behalf of a customer in advance of their property visit (referred to as “safekeeping” or “front money”), (iii) money deposited in an online wallet not yet wagered or wagered and not yet withdrawn, (iv) outstanding tickets generated by slot machine play or pari-mutuel wagering, (v) outstanding chip liabilities, (vi) unclaimed jackpots, and (vii) gift cards redeemable at our properties. Unpaid wagers primarily relate to the Company’s obligation to settle outstanding slot tickets, pari-mutuel racing tickets and gaming chips with customers and generally represent obligations stemming from prior wagering events, of which revenue was previously recognized. The Company’s advance payments on goods and services yet to be provided and for unpaid wagers were $112.0 million and $47.1 million as of December 31, 2021 and 2020, respectively, none of which was classified as long-term on December 31, 2021 as compared to $0.5 million in the prior year. The current portion and long-term portion of our advance payments on goods and services yet to be provided and for unpaid wagers are included in “Accrued expenses and other current liabilities” and “Other long-term liabilities” within our Consolidated Balance Sheets, respectively.
Penn Interactive enters into multi-year agreements with sports betting operators for online sports betting and related iCasino market access across our portfolio of properties, from which we received cash and equity securities, including ordinary shares and warrants, specific to two operator agreements. Certain of the operations contemplated by these agreements commenced, resulting in the recognition of $16.3 million, $5.6 million and $0.6 million of revenue (most of which was previously deferred) during the years ended December 31, 2021, 2020 and 2019 respectively. Deferred revenue associated with third-party sports betting operators for online sports betting and related iCasino market access, which is included in “Other long-term liabilities” within our Consolidated Balance Sheets was $52.2 million and $52.7 million as of December 31, 2021 and 2020, respectively.

Advertising: The Company expenses advertising costs the first time the advertising takes place or as incurred. Advertising expenses, which generally relate to media placement costs and are primarily included in “General and administrative” expenses within the Consolidated Statements of Operations, were $88.2 million, $36.7 million, and $59.4 million, for the years ended December 31, 2021, 2020 and 2019, respectively.
Gaming and Racing Taxes: We are subject to gaming and pari-mutuel taxes based on gross gaming revenue and pari-mutuel revenue in the jurisdictions in which we operate. The Company primarily recognizes gaming and pari-mutuel tax expense based on the statutorily required percentage of revenue that is required to be paid to state and local jurisdictions in the states where or in which the wagering occurs, as well as taxes on revenues derived from arrangements which allow for third-party partners to operate online casinos and online sportsbooks under our gaming licenses. For the years ended December 31, 2021, 2020 and 2019, these expenses, which were recorded in “Gaming” expense or “Food, beverage, hotel and other” expenses within the Consolidated Statements of Operations, were $2.0 billion, $1.1 billion, and $1.6 billion, respectively.
Foreign Currency Translation: The functional currency of the Company’s foreign subsidiaries is the local currency in which the subsidiary operates. Balance sheet accounts are translated at the exchange rate in effect at each balance sheet date. Translation adjustments resulting from this process are recorded to other comprehensive income (loss). Revenues and expenses are translated at the average exchange rates during the year. Gains or losses resulting from foreign currency transactions are included in “Other” within our Consolidated Statements of Operations.
Comprehensive Income (Loss) and Accumulated Other Comprehensive Income (Loss): Comprehensive income (loss) includes net income (loss) and all other non-stockholder changes in equity, or other comprehensive income (loss). The balance of accumulated other comprehensive income (loss) consists solely of foreign currency translation adjustments.
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
Earnings Per Share: Basic earnings per share (“EPS”) is computed by dividing net income (loss) applicable to common stock by the weighted-average number of common shares outstanding during the period. Diluted EPS reflects the additional dilution, if any, for all potentially-dilutive securities such as stock options, unvested restricted stock awards (“RSAs”) and restricted stock units (“RSUs”), outstanding convertible preferred stock and convertible debt.
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

Application of Business Combination Accounting: We utilize the acquisition method of accounting in accordance with ASC 805, “Business Combinations,” which requires us to allocate the purchase price to tangible and identifiable intangible assets based on their fair values. The excess of the purchase price over the fair value ascribed to tangible and identifiable intangible assets is recorded as goodwill. If the fair value ascribed to tangible and identifiable intangible assets changes during the measurement period (due to additional information being available and related Company analysis), the measurement period adjustment is recognized in the reporting period in which the adjustment amount is determined and offset against goodwill. The measurement period for our acquisitions is no more than one year in duration. See Note 6, “Acquisitions and Dispositions.”
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
The new standard impacts the Company’s existing 2.75% convertible senior notes due May 2026 (“Convertible Notes”) which are currently accounted for under the cash conversion feature model. The cash conversion feature model is eliminated under the new standard and entities will no longer separately present in stockholders’ equity an embedded conversion feature of a debt instrument.
The new guidance also requires the use of the if-converted method when calculating diluted earnings per share for convertible instruments and the treasury stock method should no longer be used. Under the new guidance, convertible instruments that may be settled in cash or shares (e.g., the Company’s Convertible Notes) are to be included in the calculation of diluted EPS if the effect is more dilutive, with no option for rebutting the presumption of share settlement based on stated policy or past experience.
Adoption of ASU 2020-06 will result in reclassification of the $88.2 million cash conversion feature related to the Company’s Convertible Notes, from stockholders’ equity to liabilities. The adoption of ASU 2020-06 allows for the recognition of a cumulative effect adjustment to the opening balance of retained earnings in the period of adoption without recasting the financial statements in periods prior to adoption. The Company plans to elect this transition option. We expect the adoption of ASU 2020-06 to have a material impact on our Consolidated Financial Statements and related disclosures. We are finalizing the impact of ASU 2020-06 to our accounting policies, processes, disclosures, and internal control over financial reporting.

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
The Company recorded a receivable relating to our estimate of repairs and maintenance costs which have been incurred and property and equipment which have been written off, and for which we deem the recovery of such costs and property and equipment from our insurers to be probable. The insurance recovery receivable is included in “Accounts Receivable, net” within the Consolidated Balance Sheets. As we deem it is probable that the proceeds to be recovered from our insurers exceeds the total of our insurance recovery recorded and our insurers’ deductible and coinsurance, we did not record any loss associated with the impact of this natural disaster. Timing differences are likely to exist between the recognition of (i) impairment losses and capital expenditures made to repair or restore the assets and (ii) the receipt of insurance proceeds within the Consolidated Financial Statements.
As of December 31, 2021 and 2020, the amount of the receivable was $28.7 million and $23.0 million, respectively. No proceeds were received from our insurers during the year ended December 31, 2021, as compared to $47.5 million received during the year ended December 31, 2020. For the year ended December 31, 2021, we identified an additional $5.7 million of costs related to our policy claim. We continue to be in the process of quantifying the claim amount under the policies to be submitted to our insurers.
We will record proceeds in excess of the recognized losses and lost profits under our business interruption insurance as a gain contingency in accordance with ASC 450, “Contingencies,” which we expect to recognize at the time of final settlement or when nonrefundable cash advances are made in a period subsequent to December 31, 2021.
During the first quarter of 2022, the Company received insurance payments totaling $35.6 million.
The following table summarizes the financial impact of Hurricane Laura related matters:

	December 31,
(in millions)	2021	2020
Insurance proceeds received through the end of the period	$47.5	$47.5
Deductible	$15.0	$15.0
Coinsurance	$2.5	$2.5
Clean-up, restoration, and other costs	$52.8	$47.1
Fixed asset write-off	$23.2	$23.2
Inventory write-off	$0.2	$0.2
Insurance receivable	$28.7	$23.0

Note 5—Revenue Disaggregation
We generate revenues at our owned, managed or operated properties principally by providing the following types of services: (i) gaming, including iCasino, retail and online sports betting; (ii) food and beverage; (iii) hotel; and (iv) other. Other revenues are principally comprised of ancillary gaming-related activities, such as commissions received on ATM transactions, racing, Penn Interactive’s social gaming, and revenue from third-party sports betting operators and the related gross-up for taxes. In addition, we assess our revenues based on geographic location of the related properties, which is consistent with our reportable segments. During the fourth quarter of 2021, the Company evaluated its reportable segments and changed them to: Northeast, South, West, Midwest, and Interactive as described in Note 18, “Segment Information.” As a result of the change in reportable segments, we have recast previously reported segment information to conform to the current management view for all prior periods presented. The changes to reportable segments had no impact to the Company’s consolidated financial statements. Our revenue disaggregation by type of revenue and geographic location was as follows:

	For the year ended December 31, 2021
(in millions)	Northeast	South	West	Midwest	Interactive	Other	Intersegment Eliminations (1)	Total
Revenues:
Gaming	$2,344.2	$1,080.4	$352.7	$1,009.6	$158.4	$—	$—	$4,945.3
Food and beverage	103.3	110.6	69.0	39.4	—	1.0	—	323.3
Hotel	28.1	93.3	80.1	29.6	—	—	—	231.1
Other	76.8	37.9	19.6	24.1	274.5	9.6	(37.2)	405.3
Total revenues	$2,552.4	$1,322.2	$521.4	$1,102.7	$432.9	$10.6	$(37.2)	$5,905.0

	For the year ended December 31, 2020
(in millions)	Northeast	South	West	Midwest	Interactive	Other	Intersegment Eliminations (1)	Total
Revenues:
Gaming	$1,495.1	$684.0	$194.2	$615.2	$62.4	$0.3	$(0.1)	$3,051.1
Food and beverage	68.9	76.9	46.0	32.0	—	0.6	—	224.4
Hotel	17.4	64.3	46.4	18.7	—	—	—	146.8
Other	57.9	24.4	15.9	15.5	58.7	3.0	(19.0)	156.4
Total revenues	$1,639.3	$849.6	$302.5	$681.4	$121.1	$3.9	$(19.1)	$3,578.7

	For the year ended December 31, 2019
(in millions)	Northeast	South	West	Midwest	Interactive	Other	Intersegment Eliminations (1)	Total
Revenues:
Gaming	$2,117.1	$831.1	$374.3	$938.1	$7.8	$1.0	$(0.7)	$4,268.7
Food and beverage	155.1	154.1	116.7	84.7	—	1.4	—	512.0
Hotel	43.5	98.2	125.9	43.4	—	—	—	311.0
Other	84.2	35.5	25.6	28.3	30.5	6.8	(1.2)	209.7
Total revenues	$2,399.9	$1,118.9	$642.5	$1,094.5	$38.3	$9.2	$(1.9)	$5,301.4
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
Acquired identifiable intangible assets consist of a gaming license and a trademark, which are both indefinite-lived intangible assets, and customer relationships, which is an amortizing intangible asset with an assigned useful life of two years. Management valued (i) the gaming license using the Greenfield Method under the income approach; (ii) the trademark using the relief-from-royalty method under the income approach; and (iii) customer relationships (rated player databases) using the with-and-without method of the income approach. All valuation methods are forms of the income approach supported by observable market data for peer casino operator companies. See Note 2, “Significant Accounting Policies,” for more information.

The following table includes the financial results of Greektown from the acquisition date through December 31, 2019, which is included within our Consolidated Statements of Operations for the year ended December 31, 2019:

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
The following table includes the financial results of Margaritaville from the acquisition date through December 31, 2019, which is included within our Consolidated Statements of Operations for the year ended December 31, 2019:

(in millions)	For the year ended December 31, 2019
Revenues	$157.6
Net income	$13.7
Tropicana Las Vegas
On April 16, 2020, we sold the real estate assets associated with the operations of Tropicana Las Vegas Hotel and Casino, Inc. (“Tropicana”) property to GLPI in exchange for rent credits of $307.5 million, and utilized the rent credits to pay rent under our existing Master Leases and the Meadows Lease, (as defined and discussed in Note 12, “Leases”), beginning in May 2020. Contemporaneous with the sale, the Company entered into the Tropicana Lease, (as defined and discussed in Note 12, “Leases”). Pursuant to the purchase agreement, GLPI would conduct a sale process with respect to both the real estate assets and the operations of Tropicana for up to 24 months (the “Sale Period”), with the Company receiving (i) 75% of the proceeds above $307.5 million plus certain taxes, expenses and costs if an agreement for such sale is signed in the first 12 months of the Sale Period or (ii) 50% of the proceeds above $307.5 million plus certain taxes, expenses and costs if an agreement for such sale is signed in the remainder of the Sale Period.
We recognized a gain on this transaction of $29.8 million during the year ended December 31, 2020, which is included in “General and administrative” within our Consolidated Statements of Operations.
On January 11, 2022, Penn National entered into a definitive purchase agreement to sell its outstanding equity interest in Tropicana, which has the gaming license and operates the Tropicana, to Bally’s Corporation (“Bally’s”). This transaction is expected to close within the second half of 2022, subject to Penn National, GLPI, and Bally’s entering into definitive agreements and obtaining regulatory approval.
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
HitPoint Inc. and LuckyPoint Inc.
On May 11, 2021, we acquired 100% of the outstanding equity of HitPoint Inc. and Lucky Point Inc. (collectively, “Hitpoint”). The purchase price totaled $12.7 million, consisting of $6.2 million in cash, $3.5 million of the Company’s common equity, and a $3.0 million contingent liability. The contingent liability is payable in annual installments over three years, through a combination of cash and the Company’s common equity, and is based on achievement of certain performance factors. The preliminary purchase price allocation resulted in a recognition of $8.8 million of goodwill, $4.0 million in developed technology which is included in “Other intangible assets, net” within the Consolidated Balance Sheets, along with other miscellaneous operating assets and liabilities. The developed technology is an amortizing intangible asset with an assigned useful life of five years, and was valued using the multi-period excess earnings method, a variation of the income approach, which is supported by observable market data for peer companies.
Hollywood Casino Perryville
On July 1, 2021, we completed the acquisition of the operations of Hollywood Casino Perryville (“Perryville”), from GLPI for a purchase price of $39.4 million, including working capital adjustments. The preliminary purchase price allocation resulted in the recognition of a $12.7 million gaming license asset and a $1.0 million customer relationship asset, both of which are included in “Other intangible assets, net” within our Consolidated Balance Sheets, $9.2 million of goodwill, $8.2 million of tangible long-term assets, comprised primarily of property and equipment, and $8.3 million of various operating assets and liabilities. Simultaneous with the closing, we entered into a lease with GLPI for the real estate assets associated with Hollywood Casino Perryville for initial annual rent of $7.8 million per year subject to escalation.
The gaming license is an indefinite-lived intangible asset, and the customer relationships is an amortizing intangible asset with a useful life of two years. The Company valued (i) the gaming license using the Greenfield Method, a form of the income approach; (ii) the customer relationships using the “with-and-without” method, a form of the income approach, and (iii) the property and equipment and other various operating assets and liabilities primarily utilizing the cost approach. All valuation methods of the income approach are supported by observable market data for peer casino operator companies.
For the period beginning July 1, 2021 through December 31, 2021 Perryville’s revenue and net income included in the Consolidated Statements of Operations were $46.9 million and $2.5 million, respectively.
Sam Houston Race Park and Valley Race Park
On August 1, 2021, we completed the acquisition of the remaining 50% ownership interest in the Sam Houston Race Park in Houston, Texas, the Valley Race Park in Harlingen, Texas, and a license to operate a racetrack in Austin, Texas (collectively, “Sam Houston”), from PM Texas Holdings, LLC for a purchase price of $57.8 million, comprised of $42.0 million in cash and $15.8 million of the Company’s common equity, which was preliminarily allocated to property and equipment. In conjunction with the acquisition, we recorded a gain of $29.9 million on our equity method investment, which is included in “Other” within our Consolidated Statements of Operations. The property and equipment assets were valued using a combination of the market and cost approaches.
Score Media and Gaming Inc.
On October 19, 2021, we acquired 100% of theScore for a purchase price of approximately $2.1 billion. Under the terms of the agreement, 1317774 B.C. Ltd. (the “Purchaser”), an indirectly wholly owned subsidiary of Penn National, acquired each of the issued and outstanding theScore shares (other than those held by Penn National and its subsidiaries) for US$17.00 per share in cash consideration, totaling $922.8 million, and either 0.2398 of a share of common stock, par value $0.01 of Penn Common Stock or, if validly elected, 0.2398 of an exchangeable share in the capital of the Purchaser (each whole share, an “Exchangeable Share”), totaling 12,319,340 shares of Penn Common Stock and 697,539 Exchangeable Shares for approximately $1.0 billion. Each Exchangeable Share will be exchangeable into one share of Penn Common Stock at the option of the holder, subject to certain adjustments. In addition, Purchaser may redeem all outstanding Exchangeable Shares in exchange for shares of Penn Common Stock at any time following the fifth anniversary of the closing, or earlier under certain circumstances. The acquisition provides us with the technology, resources and audience reach to accelerate our media and sports betting strategy across North America.
The Company held shares of theScore common stock prior to the acquisition and, as such, the acquisition date estimated fair value of this previously held investment was a component of the purchase consideration. Based on the acquisition date fair value of this investment of $58.9 million, the Company recorded a gain of $2.9 million related to remeasurement of the equity security investment immediately prior to the acquisition date which is included in “Other” within our Consolidated Statements of Operations.

The following table reflects the preliminary allocation of the purchase price to the tangible and identifiable intangible assets acquired and liabilities assumed, with the excess recorded as goodwill:

(in millions)	Fair value
Cash and cash equivalents	$160.3
Other current assets	22.8
ROU assets	2.6
Property and equipment	1.8
Goodwill	1,690.2
Other intangible assets
Gaming technology	160.0
Media technology	57.0
Tradename	100.0
Advertising relationships	11.0
Customer relationships	8.0
Re-acquired right	2.6
Other long-term assets	5.2
Total assets	$2,221.5

Accounts payable, accrued expenses and other current liabilities	$67.9
Deferred tax liabilities	69.2
Other non-current liabilities	1.7
Total liabilities	138.8
Net assets acquired	$2,082.7
The Company used the income, or cost approach for the valuation, as appropriate, and used valuation inputs in these models and analyses that were based on market participant assumptions. Market participants are considered to be buyers and sellers unrelated to the Company in the principal or most advantageous market for the asset or liability.
Acquired identifiable intangible assets consist of gaming technology, media technology, tradename, advertising relationships, customer relationships, and a re-acquired right. Tradename is an indefinite-lived intangible asset. All other intangible assets are definite-lived with assigned useful lives primarily ranging from 1-7 years. The re-acquired right intangible asset was assigned a 17.8 year useful life based on the remaining term of a pre-acquisition market access contract between Penn National and theScore.
Goodwill, none of which is deductible under the Canadian Income Tax Act, is approximately 81.2% of the net assets acquired and represents synergies, incremental market share capture and expansion into new markets not existing as of the acquisition date, and future technology development.
The following valuation approaches were utilized to determine the fair value of each intangible asset:

Intangible Asset	Valuation Approach
Gaming technology	Relief-from-royalty (variation of income approach)
Media technology	Replacement cost
Tradename	Relief-from-royalty (variation of income approach)
Advertising relationships	With-and-without (variation of income approach)
Customer relationships	Replacement cost
Re-acquired right	Replacement cost
For the period beginning October 19, 2021 through December 31, 2021 theScore’s revenue and net loss included in the Consolidated Statements of Operations were $7.5 million and $11.9 million, respectively.

Unaudited Pro Forma Financial Information
The following table includes unaudited pro forma consolidated financial information assuming our acquisition of Hitpoint, Perryville, Sam Houston and theScore had occurred as of January 1, 2020. The pro forma financial information does not necessarily represent the results that may occur in the future. The pro forma amounts include the historical operating results of Penn National and Hitpoint, Perryville, Sam Houston and theScore prior to our acquisitions. For the year ended December 31, 2021, pro forma adjustments directly attributable to the acquisitions include acquisition and transaction related costs of $77.1 million incurred by both Penn National and the respective acquirees’ and gains of $51.0 million related to our purchase of the remaining 50% of Sam Houston and a net unrealized gain on the equity security investment in theScore. For the year ended December 31, 2020, pro forma adjustments directly attributable to the acquisitions primarily include a net unrealized gain of $8.3 million on the equity security investment in theScore.

	For the year ended December 31,
(in millions)	2021	2020
Revenues	$5,978.0	$3,677.4
Net income (loss)	$347.6	$(705.4)
Note 7—Investments in and Advances to Unconsolidated Affiliates
As of December 31, 2021 and 2020, investments in and advances to unconsolidated affiliates primarily consisted of the Company’s 36% interest in Barstool Sports; its 50% investment in Kansas Entertainment, the joint venture with NASCAR that owns Hollywood Casino at Kansas Speedway; its 50% interest in Freehold Raceway; and its 50% joint venture with Sam Houston that owns and operates racetracks in Texas. On August 1, 2021, the Company purchased the remaining 50% ownership interest of Sam Houston. See Note 6, “Acquisitions and Dispositions” for further information.
Investment in Barstool Sports
In February 2020, we closed on our investment in Barstool Sports pursuant to a stock purchase agreement with Barstool Sports and certain stockholders of Barstool Sports, in which we purchased 36% (inclusive of 1% on a delayed basis) of the common stock, par value $0.0001 per share, of Barstool Sports for a purchase price of $161.2 million. The purchase price consisted of $135.0 million in cash and $23.1 million in shares of a new class of non-voting convertible preferred stock of the Company (as discussed below). Within three years after the closing of the transaction or earlier at our election, we will increase our ownership in Barstool Sports to approximately 50% by purchasing approximately $62.0 million worth of additional shares of Barstool Sports common stock, consistent with the implied valuation at the time of the initial investment, which was $450.0 million. With respect to the remaining Barstool Sports shares, we have immediately exercisable call rights, and the existing Barstool Sports stockholders have put rights exercisable beginning three years after closing, all based on a fair market value calculation at the time of exercise (originally subject to a cap of $650.0 million, and subject to such cap, a floor of 2.25 times the annualized revenue of Barstool Sports, all subject to various adjustments).
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
On February 20, 2020, the Company issued 883 shares of Series D Preferred Stock, par value $0.01 (the “Series D Preferred Stock”) to certain individual stockholders affiliated with Barstool Sports. 1/1,000th of a share of Series D Preferred Stock is convertible into one share of Penn Common Stock. The Series D Preferred stockholders are entitled to participate equally and ratably in all dividends and distributions paid to holders of Penn Common Stock based on the number of shares of Penn Common Stock into which such Series D Preferred Stock could convert. Series D Preferred Stock is nonvoting stock. The Series D Preferred Stock issued to certain individual stockholders affiliated with Barstool Sports will be available for conversion into Penn Common Stock in tranches over four years as stipulated in the stock purchase agreement, with the first

20% tranche having been available for conversion into Penn Common Stock in the first quarter of 2021. As of December 31, 2021, 26 shares of the Series D Preferred Stock can be converted into Penn Common Stock.
During the first quarter of 2021, the Company acquired 0.3%, and subsequently acquired an additional 0.3% during the third quarter of 2021, of Barstool Sports common stock, par value $0.0001 per share, which represents a partial settlement of the 1% purchase on a delayed basis as noted above. The acquisition of the acquired Barstool Sports common stock was settled through a predetermined number of Series D Preferred Stock as contained within the stock purchase agreement (see Note 15, “Stockholders’ Equity,” and Note 16, “Stock-based Compensation,” for further information).
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
As of December 31, 2021 and 2020, we have an amortizing intangible asset pertaining to the customer list of $0.8 million and $1.6 million, respectively. As of December 31, 2021 and 2020, we have a prepaid expense pertaining to the advertising in the amount of $15.4 million and $16.5 million, respectively, of which $14.2 million and $15.4 million was classified as long-term, respectively. The long-term portion of the prepaid advertising expense is included in “Other assets” within our Consolidated Balance Sheets.
As of December 31, 2021 and 2020, our investment in Barstool Sports was $162.5 million and $147.5 million, respectively. We record our proportionate share of Barstool Sports’ net income or loss one quarter in arrears.
The Company determined that Barstool Sports qualified as a VIE as of December 31, 2021 and 2020. The Company did not consolidate the financial position of Barstool Sports as of and for the year ended December 31, 2021 and 2020, nor the results of operations for the years ended December 31, 2021 and 2020, as the Company determined that it did not qualify as the primary beneficiary of Barstool Sports either at the commencement date of its investment or for subsequent periods, primarily as a result of the Company not having the power to direct the activities of the VIE that most significantly affect Barstool Sports’ economic performance.
Kansas Joint Venture
As of December 31, 2021 and 2020, our investment in Kansas Entertainment was $83.8 million and $85.2 million, respectively. During the years ended December 31, 2021, 2020 and 2019, the Company received distributions from Kansas Entertainment totaling $31.8 million, $20.0 million and $29.0 million, respectively. The Company deems these distributions to be returns on its investment based on the source of those cash flows from the normal business operations of Kansas Entertainment.
The Company has determined that Kansas Entertainment does not qualify as a VIE. Using the guidance for entities that are not VIEs, the Company determined that it did not have a controlling financial interest in the joint venture, primarily as it did not have the ability to direct the activities of the joint venture that most significantly impacted the joint venture’s economic performance without the input of NASCAR. Therefore, the Company did not consolidate the financial position of Kansas Entertainment as of December 31, 2021 and 2020, nor the results of operations for the years ended December 31, 2021 and 2020.

The following table provides summarized balance sheet and results of operations information related to Kansas Entertainment and our share of income from unconsolidated affiliates from our investment in Kansas Entertainment:

	December 31,
(in millions)	2021	2020
Current assets	$19.1	$14.7
Long-term assets	$145.1	$151.4
Current liabilities	$11.0	$10.2

	For the year ended December 31,
(in millions)	2021	2020	2019
Revenues	$149.5	$104.2	$162.3
Operating expenses	88.7	75.5	101.3
Operating income	60.8	28.7	61.0
Net income	$60.8	$28.7	$61.0

Net income attributable to Penn National	$30.4	$14.4	$30.5
Texas and New Jersey Joint Ventures
The Company had a 50% interest in a joint venture with Sam Houston, which owns and operates the Sam Houston Race Park in Houston, Texas and the Valley Race Park in Harlingen, Texas, and holds a license for a racetrack in Austin, Texas. On August 1, 2021, we completed the acquisition of the remaining 50% ownership interest in Sam Houston. In conjunction with the acquisition we recorded a gain of $29.9 million on our equity method investment, which is included in “Other” within our Consolidated Statements of Operations. See Note 6, “Acquisitions and Dispositions” for further information.
During the first quarter of 2020, we recorded an other-than-temporary impairment on our investment in the joint venture of $4.6 million, which is included in “Impairment losses” within our Consolidated Statements of Operations. No further impairment loss was recorded for the years ended December 31, 2021 and 2020. Sam Houston Race Park hosts thoroughbred and quarter-horse racing and offers daily simulcast operations, and Valley Race Park features dog racing and simulcasting. In addition, through a separate arrangement, the Company has a 50% interest in a joint venture with Greenwood, which owns and operates Freehold Raceway, in Freehold, New Jersey. The property features a half-mile standardbred racetrack and a grandstand.
As of December 31, 2021 and 2020, we determined that our New Jersey joint venture did not qualify as a VIE, nor did our former interest in our Texas joint venture for the year ended December 31, 2020. Using the guidance for entities that are not VIEs, in both cases, the Company determined that it did not have a controlling financial interest in either of the joint ventures as of and for the years ended December 31, 2021 and 2020, primarily as it did not have the ability to direct the activities of either of the joint ventures that most significantly impacted the joint ventures’ economic performance without the input of Sam Houston or Greenwood, respectively. Therefore, the Company did not consolidate either of its investment in the joint ventures as of and for the years ended December 31, 2021 and 2020.

Note 8—Property and Equipment
Property and equipment, net, consisted of the following:

	December 31,
(in millions)	2021	2020
Property and equipment - Not Subject to Master Leases
Land and improvements	$147.6	$105.6
Building, vessels and improvements	327.3	205.4
Furniture, fixtures and equipment	1,714.8	1,620.4
Leasehold improvements	292.0	219.5
Construction in progress	70.7	89.8
	2,552.4	2,240.7
Less: Accumulated depreciation	(1,634.1)	(1,559.0)
	918.3	681.7
Property and equipment - Subject to Master Leases
Land and improvements	1,523.2	1,523.2
Building, vessels and improvements	3,640.0	3,640.3
	5,163.2	5,163.5
Less: Accumulated depreciation	(1,499.3)	(1,315.9)
	3,663.9	3,847.6
Property and equipment, net	$4,582.2	$4,529.3

Depreciation expense was as follows:

	For the year ended December 31,
(in millions)	2021	2020	2019
Depreciation expense (1)	$314.3	$336.9	$381.6
(1)Of such amounts, $183.4 million, $156.1 million, and $158.9 million, respectively, pertained to real estate assets subject to either of our Master Leases.
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

Tropicana
During the year ended December 31, 2020, we recorded $7.3 million of impairment on the property and equipment associated with Tropicana, relating to the operating assets, which is included in “Impairment losses” within our Consolidated Statements of Operations. The charge was the result of an impairment assessment performed after reviewing the projected results of this property over the remaining lease term contained within the Tropicana Lease. There were no impairment charges recorded to property and equipment during the year ended December 31, 2021.

Note 9—Goodwill and Other Intangible Assets
A reconciliation of goodwill and accumulated goodwill impairment losses, by reportable segment, is as follows:

(in millions)	Northeast	South	West	Midwest	Interactive	Other	Total
Balance as of January 1, 2020
Goodwill, gross	$914.3	$236.6	$216.8	$1,116.7	$67.8	$88.3	$2,640.5
Accumulated goodwill impairment losses	(717.9)	(52.0)	(16.6)	(495.6)	—	(87.7)	(1,369.8)
Goodwill, net	196.4	184.6	200.2	621.1	67.8	0.6	1,270.7
Impairment losses during year	(43.5)	(9.0)	—	(60.5)	—	—	(113.0)
Other(1)	—	—	—	—	—	(0.6)	(0.6)
Balance as of December 31, 2020
Goodwill, gross	914.3	236.6	216.8	1,116.7	67.8	87.7	2,639.9
Accumulated goodwill impairment losses	(761.4)	(61.0)	(16.6)	(556.1)	—	(87.7)	(1,482.8)
Goodwill, net	152.9	175.6	200.2	560.6	67.8	—	1,157.1
Goodwill acquired during year	9.2	—	—	—	1,699.0	—	1,708.2
Effects of foreign currency exchange rates	—	—	—	—	(42.8)	—	(42.8)
Balance as of December 31, 2021
Goodwill, gross	923.5	236.6	216.8	1,116.7	1,724.0	87.7	4,305.3
Accumulated goodwill impairment losses	(761.4)	(61.0)	(16.6)	(556.1)	—	(87.7)	(1,482.8)
Goodwill, net	$162.1	$175.6	$200.2	$560.6	$1,724.0	$—	$2,822.5
(1)Amounts relate to the write-off of goodwill related to the land sale at Sanford Orlando Kennel Club which discontinued our racing operations. The write-off of this goodwill balance is included as a component of the gain calculation recorded on the sale.
2021 Annual Assessment for Impairment
The Company completed its annual assessment for impairment as of October 1, 2021, which did not result in any impairment charges to goodwill, gaming licenses and trademarks. The estimated fair values of the reporting units were determined through a combination of discounted cash flow models and market-based approaches, which utilized Level 3 inputs. The estimated fair values of the gaming licenses and trademarks were determined by using discounted cash flow models, which utilized Level 3 inputs.
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
Carrying Values of Goodwill and Other Intangible Assets
As of October 1, 2021, the date of the most recent annual impairment test, seven reporting units had negative carrying amounts. The amount of goodwill at these reporting units was as follows (in millions):

Northeast segment
Hollywood Casino Toledo	$5.8
Plainridge Park Casino	$6.3
South segment
Ameristar Vicksburg	$19.5
Boomtown New Orleans	$5.2
Hollywood Casino Gulf Coast	$2.7
West segment
Cactus Petes and Horseshu	$10.2
Midwest segment
Ameristar Council Bluffs	$36.2
The table below presents the gross carrying amount, accumulated amortization, and net carrying amount of each major class of other intangible assets:

	December 31, 2021			December 31, 2020
(in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Indefinite-lived intangible assets
Gaming licenses	$1,285.4	$—	$1,285.4	$1,246.1	$—	$1,246.1
Trademarks	338.2	—	338.2	240.9	—	240.9
Other	0.7	—	0.7	0.7	—	0.7
Amortizing intangible assets
Customer relationships	114.9	(91.4)	23.5	106.9	(85.2)	21.7
Technology	252.7	(40.5)	212.2	32.7	(28.6)	4.1
Other	19.4	(6.8)	12.6	6.9	(6.9)	—
Total other intangible assets, net	$2,011.3	$(138.7)	$1,872.6	$1,634.2	$(120.7)	$1,513.5
There were no impairment charges recorded to other intangible assets for the year ended December 31, 2021.

Amortization expense related to our amortizing intangible assets was $19.6 million, $21.7 million, and $24.7 million for the years ended December 31, 2021, 2020 and 2019, respectively. The following table presents the estimated amortization expense based on our amortizing intangible assets as of December 31, 2021 (in millions):

Years ending December 31:
2022	$57.0
2023	48.3
2024	45.6
2025	30.9
2026	24.3
Thereafter	42.2
Total	$248.3

Note 10—Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following:

	December 31,
(in millions)	2021	2020
Accrued salaries and wages	$155.5	$120.4
Accrued gaming, pari-mutuel, property, and other taxes	103.6	75.0
Accrued interest	20.9	13.2
Other accrued expenses (1)	317.5	229.1
Other current liabilities (2)	201.0	137.4
Accrued expenses and other current liabilities	$798.5	$575.1
(1)Amounts as of December 31, 2021 and 2020 include $47.6 million and $40.8 million, respectively, pertaining to the Company’s accrued progressive jackpot liability. Additionally, amounts include the obligation associated with its mychoice program and the current portion of advance payments on goods and services yet to be provided and for unpaid wagers, which are discussed in Note 2, “Significant Accounting Policies.”
(2)Amounts as of December 31, 2021 and 2020 include $82.1 million and $86.3 million, respectively, pertaining to the Company’s non-qualified deferred compensation plan that covers management and other highly-compensated employees.

Note 11—Long-term Debt
The table below presents long-term debt, net of current maturities, debt discounts and issuance costs:

	December 31,
(in millions)	2021	2020
Senior Secured Credit Facilities:
Revolving Credit Facility due 2023	$—	$—
Term Loan A Facility due 2023	583.8	636.9
Term Loan B-1 Facility due 2025	979.9	991.2
5.625% Notes due 2027	400.0	400.0
4.125% Notes due 2029	400.0	—
2.75% Convertible Notes due 2026	330.5	330.5
Other long-term obligations	146.3	73.0
	2,840.5	2,431.6
Less: Current maturities of long-term debt	(99.5)	(81.4)
Less: Debt discount	(73.1)	(86.2)
Less: Debt issuance costs	(30.6)	(32.8)
	$2,637.3	$2,231.2
The following is a schedule of future minimum repayments of long-term debt as of December 31, 2021 (in millions):

Year ending December 31:
2022	$99.5
2023	543.5
2024	21.3
2025	946.8
2026	91.1
Thereafter	1,138.3
Total minimum payments	$2,840.5
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
On October 15, 2018, in connection with the acquisition of Pinnacle Entertainment, Inc. (“Pinnacle”), we entered into an incremental joinder agreement (the “Incremental Joinder”), which amended the Credit Agreement (the “Amended Credit Agreement”). The Incremental Joinder provided for an additional $430.2 million of incremental loans having the same terms as the existing Term Loan A Facility, with the exception of extending the maturity date, and an additional $1.1 billion of loans as a new tranche having new terms (the “Term Loan B-1 Facility”). With the exception of extending the maturity date, the Incremental Joinder did not impact the Revolving Credit Facility.
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
As of December 31, 2021 and 2020, the Company had conditional obligations under letters of credit issued pursuant to the Senior Secured Credit Facilities with face amounts aggregating to $26.0 million and $28.2 million, respectively, resulting in $674.0 million and $671.8 million of available borrowing capacity under the Revolving Credit Facility, respectively.
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
2.75% Unsecured Convertible Notes
In May 2020, the Company completed a public offering of $330.5 million aggregate principal amount of 2.75% unsecured convertible notes that mature, unless earlier converted, redeemed or repurchased, on May 15, 2026 at a price of par. After lender fees and discounts, net proceeds received by the Company were $322.2 million. Interest on the Convertible Notes is payable on May 15th and November 15th of each year.
The Convertible Notes are convertible into shares of the Company’s common stock at an initial conversion price of $23.40 per share, or 42.7350 shares, per $1,000 principal amount of notes, subject to adjustment if certain corporate events occur. However, in no event will the conversion exceed 55.5555 shares of common stock per $1,000 principal amount of notes. As of December 31, 2021, the maximum number of shares that could be issued to satisfy the conversion feature of the Convertible Notes is 18,360,815 and the amount by which the Convertible Notes if-converted value exceeded its principal amount was $621.5 million.
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
As of December 31, 2021 and December 31, 2020, no Convertible Notes have been converted into the Company’s common stock.
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
The Convertible Notes consisted of the following components:

(in millions)	December 31, 2021	December 31, 2020
Liability component:
Principal	$330.5	$330.5
Unamortized debt discount	(71.7)	(84.4)
Unamortized debt issuance costs	(5.3)	(6.2)
Net carrying amount	$253.5	$239.9

Carrying amount of equity component	$88.2	$88.2
Interest expense, net
The table below presents interest expense, net:

	For the year ended December 31,
(in millions)	2021	2020	2019
Interest expense	$(566.9)	(546.3)	(535.9)
Interest income	1.1	0.9	1.4
Capitalized interest	4.1	2.2	0.3
Interest expense, net	$(561.7)	$(543.2)	$(534.2)
The table below presents interest expense related to the Convertible Notes:

	For the year ended December 31,
(in millions)	2021	2020
Coupon interest	$9.1	$5.7
Amortization of debt discount	12.7	7.3
Amortization of debt issuance costs	0.9	0.5
Convertible Notes interest expense	$22.7	$13.5
The debt discount and the debt issuance costs attributable to the liability component are being amortized to interest expense over the term of the Convertible Notes at an effective interest rate of 9.23%. The remaining term of the Convertible Notes was 4.4 years as of December 31, 2021.

Covenants
Our Senior Secured Credit Facilities, 5.625% Notes and 4.125% Notes, require us, among other obligations, to maintain specified financial ratios and to satisfy certain financial tests. In addition, our Senior Secured Credit Facilities, 5.625% Notes and 4.125% notes, restrict, among other things, our ability to incur additional indebtedness, incur guarantee obligations, amend debt instruments, pay dividends, create liens on assets, make investments, engage in mergers or consolidations, and otherwise restrict corporate activities. Our debt agreements also contain customary events of default, including cross-default provisions that require us to meet certain requirements under the Penn Master Lease and the Pinnacle Master Lease (both of which are defined in Note 12, “Leases”), each with GLPI. If we are unable to meet our financial covenants or in the event of a cross-default, it could trigger an acceleration of payment terms.
As of December 31, 2021, the Company was in compliance with all required financial covenants. The Company believes that it will remain in compliance with all of its required financial covenants for at least the next twelve months following the date of filing this Annual Report on Form 10-K with the SEC.
Other Long-Term Obligations
Other Long-term Obligation
In February 2021, we entered into a financing arrangement providing the Company with upfront cash proceeds while permitting us to participate in future proceeds on certain claims. The financing obligation has been classified as a non-current liability, which is expected to be settled in a future period of which the principal is contingent and predicated on other events. Consistent with an obligor’s accounting under a debt instrument, period interest will be accreted using an effective interest rate of 27.0% and until such time that the claims and related obligation is settled. The amount included in interest expense related to this obligation was $17.9 million for the year ended December 31, 2021.
Ohio Relocation Fees
Other long-term obligations included $44.5 million and $60.9 million as of December 31, 2021 and 2020, related to the relocation fees for Hollywood Gaming at Dayton Raceway (“Dayton”) and Hollywood Gaming at Mahoning Valley Race Course (“Mahoning Valley”), which opened in August 2014 and September 2014, respectively. The relocation fee for each facility is payable as follows: $7.5 million upon the opening of the facilities and eighteen semi-annual payments of $4.8 million beginning one year after the commencement of operations. This obligation is accreted to interest expense at an effective yield of 5.0%.
Event Center
As of December 31, 2021 and 2020, other long-term obligations included $11.4 million and $12.0 million, respectively, related to the repayment obligation of a hotel and event center located less than a mile away from Hollywood Casino Lawrenceburg, which was constructed by the City of Lawrenceburg Department of Redevelopment. Effective in January 2015, by contractual agreement, we assumed a repayment obligation for the hotel and event center in the amount of $15.3 million, which was financed through a loan with the City of Lawrenceburg Department of Redevelopment, in exchange for conveyance of the property. Beginning in January 2016, the Company was obligated to make annual payments on the loan of $1.0 million for 20 years. This obligation is accreted to interest expense at its effective yield of 3.0%.
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
As a result of the annual escalator, effective as of November 1, 2021 for the lease year ended October 31, 2021, the fixed component of rent increased by $5.6 million and an additional ROU asset and corresponding lease liability of $34.2 million were recognized associated with the operating lease components, and an additional ROU asset and corresponding lease liability of $3.1 million were recognized associated with the finance lease components. We did not incur an annual escalator on November 1, 2020 for the lease year ended October 31, 2020. As a result of the annual escalator, effective as of November 1, 2019, for the lease year ended October 31, 2019, the fixed component of rent increased by $5.5 million and an additional ROU asset and corresponding lease liability of $34.4 million were recognized associated with operating lease components and an additional ROU asset and corresponding lease liability of $3.1 million were recognized associated with finance lease components. The next annual escalator test date is scheduled to occur effective November 1, 2022, and the next Penn Percentage Rent reset test date is scheduled for November 1, 2023.
The acquisition of Greektown on May 23, 2019 activated a competition clause within the Penn Master Lease, which introduced a rent floor specific to Toledo. As a result, an additional ROU asset and corresponding lease liability of $151.2 million were recognized associated with operating lease components. Lease payments resulting from the rent floor associated with components determined to continue to be financing obligations are included in “Interest expense, net” within our Consolidated Statements of Operations.
Monthly rent associated with Columbus and monthly rent in excess of the Toledo rent floor are variable and considered contingent rent. Expense related to operating lease components associated with Columbus and Toledo are included in “General and administrative” within our Consolidated Statements of Operations and the variable expense related to the financing obligation component is included in “Interest expense, net” within our Consolidated Statements of Operations. Total monthly variable expenses were as follows:

	For the year ended December 31,
(in millions)	2021	2020	2019
Variable expenses included in “General and administrative”	$18.7	$12.9	$16.4
Variable expenses included in “Interest expense, net”	17.1	11.8	16.1
Total variable expenses	$35.8	$24.7	$32.5
On January 14, 2022, the ninth amendment to the Penn Master Lease between the Company and GLPI became effective. The ninth amendment restates the definition of “Net Revenue” to clarify the inclusion of online-based revenues derived when a patron is physically present at a leased property, establishes a “floor” with respect to the Hollywood Casino at Penn National Race Course Net Revenue amount used in the calculation of the annual rent escalator and Penn Percentage Rent, and modifies the rent calculations upon a lease termination event as defined in the amendment. The lease term and the four five-year optional renewal periods, which if exercised would extend the Penn Master Lease through October 31, 2048, were not modified in the ninth amendment.

We concluded the ninth amendment to the Penn Master Lease constitutes a modification event under ASC 842. We are currently reassessing, remeasuring, and quantifying the impact of the modification to the Consolidated Financial Statements, which may be material. The modification event will result in (i) a non-cash debt extinguishment charge recorded to our Consolidated Statements of Operations and corresponding change in our financing obligations on our Consolidated Balance Sheets; and (ii) a revaluation of our lease right-of-use assets and corresponding lease liabilities on our Consolidated Balance Sheets.

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
As a result of the annual escalator, effective as of May 1, 2021 for the lease year ended April 30, 2021, the fixed component of rent increased by $4.5 million and an additional ROU asset and corresponding lease liability of $17.2 million were recognized associated with the operating lease components. We did not incur an annual escalator on May 1, 2020 for the lease year ended April 30, 2020. As a result of the annual escalator, effective as of May 1, 2019 for the lease year ended April 30, 2019, the fixed component of rent increased by $1.0 million and an additional ROU asset and corresponding lease liability of $3.8 million were recognized associated with operating lease components. The next annual escalator test date is scheduled to occur on May 1, 2022.
Effective May 1, 2020, the Pinnacle Percentage Rent resulted in an annual rent reduction of $5.0 million, which will be in effect until the next Pinnacle Percentage Rent reset, scheduled to occur on May 1, 2022. Upon reset of the Pinnacle Percentage Rent, effective May 1, 2020, we recognized an additional operating lease ROU asset and corresponding lease liability of $14.9 million.
On January 14, 2022, the fifth amendment to the Pinnacle Master Lease between the Company and GLPI became effective. The fifth amendment restates the definition of “Net Revenue” to clarify the inclusion of online-based revenues derived when a patron is physically present at a leased property and modifies the rent calculations upon a lease termination event as defined in the amendment. The lease term and the five five-year optional renewal periods, which if exercised would extend the Pinnacle Master Lease through April 30, 2051, were not modified in the fifth amendment.

We concluded the fifth amendment to the Pinnacle Master Lease constitutes a modification event under ASC 842. We are currently reassessing, remeasuring, and quantifying the impact of the modification to the Consolidated Financial Statements, which may be material. The modification event will result in (i) a non-cash debt extinguishment charge recorded to our Consolidated Statements of Operations and corresponding change in our financing obligations on our Consolidated Balance Sheets; and (ii) a revaluation of our lease right-of-use assets and corresponding lease liabilities on our Consolidated Balance Sheets.
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

The initial term of the Morgantown Lease is 20 years with six subsequent, five-year renewal periods, exercisable at the Company’s option. Initial annual rent under the Morgantown Lease is $3.0 million, subject to a 1.50% fixed annual escalation in each of the first three years subsequent to the facility opening, which occurred on December 22, 2021. Thereafter, the lease will be subject to an annual escalator consisting of either (i) 1.25%, if the consumer price index increase is greater than 0.50%, or (ii) zero, if the consumer price index increase is less than 0.50%. All improvements made on the land, including the constructed building, will be owned by the Company while the lease is in effect, however, on the expiration or termination of the Morgantown Lease, ownership of all tenant improvements on the land will transfer to GLPI. We determined the transaction to be a financing arrangement and upon execution of the Morgantown Lease, recorded a $30.0 million financing obligation which is included in “Long-term portion of financing obligations” within our Consolidated Balance Sheets. Lease payments are included in “Interest expense, net” within our Consolidated Statements of Operations.

Perryville Lease
In conjunction with the acquisition of the operations of Hollywood Casino Perryville on July 1, 2021, the Company entered into a triple net lease with GLPI for the real estate assets associated with the property (“Perryville Lease”) for initial annual rent of $7.8 million per year subject to escalation, as discussed in Note 6, “Acquisitions and Dispositions.”

The initial term of the Perryville Lease is 20 years with three subsequent, five-year renewal periods, exercisable at the Company’s option. The building portion of the annual rent is subject to a fixed annual escalation of 1.50% in each of the following three years, with subsequent annual escalations of either (i) 1.25%, if the consumer price index increase is greater than 0.50%, or (ii) zero, if the consumer price index increase is less than 0.50%. We determined the transaction to be a finance lease arrangement and upon execution of the Perryville Lease, recorded a $102.9 million ROU asset and a corresponding lease liability. The interest portion of lease payments is included in “Interest expense, net” and the depreciation of the ROU asset is included in “Depreciation and amortization”, both within our Consolidated Statements of Operations.

Operating Leases

In addition to the operating lease components contained within the Master Leases (primarily land), the Company’s operating leases consist mainly of (i) individual triple net leases with GLPI for the real estate assets used in the operations of Tropicana Las Vegas (the “Tropicana Lease”) and Hollywood Casino at Meadows Racetrack (the “Meadows Lease”), (ii) individual triple net leases with VICI for the real estate assets used in the operations of Margaritaville (the “Margaritaville Lease”) and Greektown (the “Greektown Lease” and collectively with the Master Leases operating lease components (primarily the land), the Meadows Lease, the Margaritaville Lease and the Tropicana Lease, the “Triple Net Operating Leases”), (iii) ground and levee leases to landlords which were not assumed by our REIT Landlords and remain an obligation of the Company, and (iv) building and equipment not subject to the Master Leases. Certain of our lease agreements include rental payments based on a percentage of sales over specified contractual amounts, rental payments adjusted periodically for inflation, and rental payments based on usage. The Company’s leases include options to extend the lease terms. The Company’s operating lease agreements do not contain any material residual value guarantees or material restrictive covenants.

Tropicana Lease
On April 16, 2020, we entered into the Tropicana Lease with a subsidiary of GLPI for the real estate assets used in the operations of Tropicana for nominal cash rent. Under the lease agreement, we will continue to operate the Tropicana for two years (subject to three one-year extensions at GLPI’s option) or until the real estate assets and the operations of the Tropicana are earlier sold. In the event that GLPI sells the real estate assets used in the operations of Tropicana, the Tropicana Lease will automatically terminate. On January 11, 2022, Penn National entered into a definitive purchase agreement to sell its outstanding equity interest in Tropicana, which has the gaming license and operates the Tropicana, to Bally’s. This transaction is expected to close within the second half of 2022, subject to Penn National, GLPI, and Bally’s entering into definitive agreements and obtaining regulatory approval. See Note 6, “Acquisitions and Dispositions” for further detail. Upon execution of the Tropicana Lease, we recorded an operating lease ROU asset of $61.6 million, which is included in “Lease right-of-use assets” within the Consolidated Balance Sheets.
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
We did not incur an annual escalator on October 1, 2021 or 2020, for the lease years ended September 30, 2021 and 2020, respectively. Effective October 1, 2019, as a result of the annual escalator for the lease year ended September 30, 2019, which was determined to be $0.8 million, an additional operating ROU asset and corresponding operating lease liability of $4.3 million were recognized. The next annual escalator test date is scheduled to occur on October 1, 2022.
Effective October 1, 2020, the Meadows Percentage Rent resulted in an annual rent reduction of $2.1 million, which will be in effect until the next Meadows Percentage Rent reset, scheduled to occur on October 1, 2022. Upon reset of the Meadows Percentage Rent, effective October 1, 2020, we recognized an additional operating lease ROU asset and corresponding lease liability of $17.1 million.
On January 14, 2022, the second amendment to the Meadows Lease between the Company and GLPI became effective. The second amendment restates the definition of “Net Revenue” to clarify the inclusion of online-based revenues derived when a patron is physically present at the facility. This amendment did not result in a modification event under ASC 842.

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
On February 1, 2021, the Margaritaville Percentage Rent reset resulted in an annual rent reduction of $0.1 million which will be in effect until the next Margaritaville Percentage Rent reset, scheduled to occur on February 1, 2023. Upon reset of the Margaritaville Percentage Rent, effective February 1, 2021, we recognized an additional operating lease ROU asset and corresponding lease liability of $5.5 million.
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
Information related to lease term and discount rate was as follows:

December 31, 2021
Weighted-Average Remaining Lease Term
Operating leases	25.7 years
Finance leases	24.3 years
Financing obligations	28.5 years

Weighted-Average Discount Rate
Operating leases	6.7%
Finance leases	6.4%
Financing obligations	8.1%

The components of lease expense were as follows:

	Location on Consolidated Statements of Operations	For the year ended December 31,
(in millions)		2021	2020
Operating Lease Costs
Rent expense associated with triple net operating leases (1)	General and administrative	$454.4	$419.8
Operating lease cost (2)	Primarily General and administrative	16.6	15.8
Short-term lease cost	Primarily Gaming expense	64.9	37.7
Variable lease cost (2)	Primarily Gaming expense	4.3	2.5
Total		$540.2	$475.8

Finance Lease Costs
Interest on lease liabilities (3)	Interest expense, net	$17.2	$15.2
Amortization of ROU assets (3)	Depreciation and amortization	10.6	8.0
Total		$27.8	$23.2

Financing Obligation Costs
Interest expense (4)	Interest expense, net	$416.9	$403.1
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
(3)Primarily pertains to the Dayton and Mahoning Valley finance lease components and the Perryville Lease (effective July 1, 2021).
(4)Pertains to the components contained within the Master Leases (primarily buildings) and the Morgantown Lease determined to be a financing obligation, inclusive of the variable expense associated with Columbus and Toledo for the finance lease components (the buildings).
Supplemental cash flow information related to leases was as follows:

	For the year ended December 31,
(in millions)	2021	2020
Cash paid for amounts included in the measurement of lease liabilities(1)
Operating cash flows from finance leases	$17.2	$15.2
Operating cash flows from operating leases	$428.3	$426.7
Financing cash flows from finance leases	$8.5	$6.3
(1)Amounts related to the year ended December 31, 2020 are inclusive of utilized rent credits.
Total payments made under the Triple Net Leases, inclusive of rent credits utilized, were as follows:

	For the year ended December 31,
(in millions)	2021	2020
Penn Master Lease (1)	$475.7	$457.9
Pinnacle Master Lease (1)	328.3	326.9
Perryville Lease	3.9	—
Meadows Lease (1)	24.9	26.4
Margaritaville Lease	23.5	23.5
Greektown Lease	53.1	55.6
Morgantown Lease (1)	3.0	0.8
Total (2)	$912.4	$891.1
(1)During the twelve months ended December 31, 2020 we utilized rent credits to pay $190.7 million, $135.5 million, $11.0 million and $0.3 million of rent under the Penn Master Lease, Pinnacle Master Lease, Meadows Lease and Morgantown Lease, respectively.
(2)Cash rent payable under the Tropicana Lease is nominal. Therefore, it has been excluded from the table above.

The following is a maturity analysis of our operating leases, finance leases and financing obligations as of December 31, 2021:

(in millions)	Operating Leases	Finance Leases	Financing Obligations
Years ending December 31:
2022	$424.1	$30.0	$370.3
2023	407.8	29.1	370.4
2024	391.9	25.0	370.4
2025	388.7	25.0	370.5
2026	384.2	25.1	370.5
Thereafter	7,518.5	492.8	8,724.2
Total lease payments	9,515.2	627.0	10,576.3
Less: Imputed interest	(5,061.1)	(309.6)	(6,479.5)
Present value of future lease payments	4,454.1	317.4	4,096.8
Less: Current portion of lease obligations	(132.8)	(10.1)	(39.0)
Long-term portion of lease obligations	$4,321.3	$307.3	$4,057.8
Lessor
The Company leases its hotel rooms to patrons and records the corresponding lessor revenue in “Food, beverage, hotel and other revenues” within our Consolidated Statements of Operations. For the years ended December 31, 2021, 2020, and 2019, the Company recognized $231.1 million, $146.8 million, and $311.0 million, of lessor revenues related to the rental of hotel rooms, respectively. Hotel leasing arrangements vary in duration, but are short-term in nature. The cost and accumulated depreciation of property and equipment associated with hotel rooms is included in “Property and equipment, net” within our Consolidated Balance Sheets.

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
Location Share Agreements
Prairie State Gaming (“PSG”) enters into location share agreements with bar and retail establishments in Illinois. These agreements are contracts which allow PSG to place VGTs in the bar or retail establishment in exchange for a percentage of the variable revenue generated by the VGTs. PSG holds the gaming license with the state of Illinois and the location share percentage is determined by the state of Illinois. For the years ended December 31, 2021, 2020 and 2019, the total location share payments made by PSG, which are recorded within our Consolidated Statements of Operations as gaming expenses, were $43.3 million, $20.2 million, and $33.1 million, respectively.
Purchase Obligations
The Company has obligations to purchase various goods and services totaling $255.2 million as of December 31, 2021, of which $101.7 million will be incurred in 2022. Purchase obligations totaled $149.1 million as of December 31, 2020. The increase over the prior year is primarily due to Penn Interactive launching operations in new states as well as the acquisition of theScore.

Capital Expenditure Commitments
Pursuant to each of our Triple Net Leases with the exception of our Morgantown Lease (which is a land lease we entered into on October 1, 2020 with GLPI as discussed in Note 12, “Leases”), we are obligated to spend a minimum of 1% of annual net revenues, in the aggregate under each lease, on the maintenance of such facilities.
Employee Benefit Plans
The Company maintains a qualified retirement plan under the provisions of Section 401(k) of the Internal Revenue Code of 1986, as amended, which covers all eligible employees (the “Penn 401(k) Plan”). The Penn 401(k) Plan enables participating employees to defer a portion of their salary in a retirement fund to be administered by the Company. The Company makes a discretionary match contribution, where applicable, of 50% of employees’ elective salary deferrals, up to a maximum of 6% of eligible employee compensation. The matching contributions to the Penn 401(k) Plan for the years ended December 31, 2021, 2020 and 2019 were $10.2 million, $6.0 million, and $11.7 million, respectively.
We maintain a non-qualified deferred compensation plan (the “EDC Plan”) that covers most management and other highly-compensated employees. The EDC Plan was effective beginning March 1, 2001. The EDC Plan allows the participants to defer, on a pre-tax basis, a portion of their base annual salary and/or their annual bonus and earn tax-deferred earnings on these deferrals. The EDC Plan also provides for matching Company contributions that vest over a five-year period. The Company has established a trust, and transfers to the trust, on a periodic basis, an amount necessary to provide for its respective future liabilities with respect to participant deferral and Company contribution amounts. The Company’s matching contributions for the EDC Plan for the years ended December 31, 2021, 2020 and 2019 were $3.3 million, $2.6 million, and $2.3 million, respectively. Our deferred compensation liability, which is included in “Accrued expenses and other current liabilities” within the Consolidated Balance Sheets, was $82.1 million and $86.3 million as of December 31, 2021 and 2020, respectively.
As part of our initiative to reduce our cost structure while our properties were temporarily closed due to the COVID-19 pandemic, we suspended our matching contributions to the Penn 401(k) Plan and the EDC Plan from April 1, 2020 to September 30, 2020.
Labor Agreements
We are required to have agreements with the horsemen at the majority of our racetracks to conduct our live racing and/or simulcasting activities. In addition, in order to operate gaming machines and table games in West Virginia, the Company must maintain agreements with each of the Charles Town horsemen, pari-mutuel clerks and breeders. As of December 31, 2021, we had 43 collective bargaining agreements covering approximately 4,341 active employees. Four collective bargaining agreements are scheduled to expire in 2022.
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

The components of the Company’s deferred tax assets and liabilities were as follows:

	December 31,
(in millions)	2021	2020
Deferred tax assets:
Stock-based compensation expense	$10.6	$18.2
Accrued expenses	86.2	43.3
Financing and operating leasing obligations	2,351.3	2,336.9
Unrecognized tax benefits	8.9	7.9
Net operating losses, interest limitation and tax credit carryforwards	115.7	153.9
Gross deferred tax assets	2,572.7	2,560.2
Less: Valuation allowance	(124.3)	(101.0)
Net deferred tax assets	2,448.4	2,459.2
Deferred tax liabilities:
Property and equipment, not subject to the Master Leases	(65.6)	(51.1)
Property and equipment, subject to the Master Leases	(992.9)	(1,051.2)
Investments in and advances to unconsolidated affiliates	(6.8)	(27.9)
Discount on convertible notes	(18.1)	(20.9)
Undistributed foreign earnings	—	(0.4)
Intangible assets	(284.8)	(183.4)
Lease right of use assets	(1,269.3)	(1,250.6)
Net deferred tax liabilities	(2,637.5)	(2,585.5)
Long-term deferred tax liabilities, net	$(189.1)	$(126.3)
The realizability of the net deferred tax assets is evaluated quarterly by assessing the need for a valuation allowance and by adjusting the amount of the allowance, if necessary. The Company gives appropriate consideration to all available positive and negative evidence including statutory carryback periods, projected future taxable income and available tax planning strategies that could be implemented to realize the net deferred tax assets. The evaluation of both positive and negative evidence is a requirement pursuant to ASC 740 in determining if the net deferred tax assets will be realized. ASC 740 suggests that additional scrutiny should be given to deferred taxes of an entity with cumulative pre‑tax book losses during the three most recent years and is widely considered significant negative evidence that is objective and verifiable and therefore, difficult to overcome. Due to the financial results during the year ended December 31, 2021, the Company has a cumulative pre‑tax book loss of $189.1 million, which reflects the significant negative evidence used in our assessment.
Additionally, the Company expects to remain in a three year cumulative loss position in the near future. As a result of these facts, the Company has recorded a valuation allowance against its net deferred tax assets, excluding net operating losses (“NOLs”) that can be realized based on statutory carryback periods and the reversal of net deferred taxes related to indefinite‑lived intangibles. The Company intends to continue to maintain a valuation allowance on its net deferred tax assets until there is sufficient objectively verifiable positive evidence to support the realization of all or some portion of these deferred tax assets. In the event the Company determines that the deferred income tax assets would be realized in the future in excess of their net recorded amount, an adjustment to the valuation allowance would be recorded, which would reduce the provision for income taxes.
During the year ended December 31, 2021, the Company increased the valuation allowance by $23.3 million of which $18.2 million was recorded to the balance sheet as a purchase accounting adjustment for the theScore acquisition and $5.1 million was recorded through income tax expense.

In general, the Company has not recognized any U.S. tax expense on undistributed foreign earnings, as we intend to reinvest and expand into new markets outside the U.S. for the foreseeable future. If our intent changes or if these earnings are needed for our U.S. operations, we would be required to accrue and pay U.S. taxes on a portion or all these undistributed earnings. It is not practicable to estimate the amount of deferred tax liability related to investments in these foreign subsidiaries. The undistributed foreign earnings were immaterial at December 31, 2021.

Following the ownership changes of the Tropicana, the Company has $102.8 million of total gross federal NOL carryforwards that will expire on various dates through 2035. All acquired tax attributes are subject to limitations under the Internal Revenue Code and underlying Treasury Regulations. During the year ended December 31, 2021, the Company decreased its U.S. federal NOL carryforward by $153.7 million due to the current year utilization and generated a current U.S. federal NOL carryforward of $7.9 million due to the acquisition of the theScore’s U.S. operations. The Company acquired total gross U.S. federal NOLs of $16.5 million, state NOLs of $5.8 million, and Canadian NOLs of $42.2 million from theScore acquisition in the amount of $64.5 million. The tax benefit associated with these acquired NOLs is $3.4 million, $0.4 million, and $11.2 million respectively, against which a valuation allowance was recorded of $3.9 million for U.S. federal and state NOLs that will not be recognized. All acquired tax attributes are subject to limitations under the Internal Revenue Code and underlying Treasury Regulations, however, we believe it is more-likely-than-not that the benefit from these attributes will be realized outside of the portion of NOLs with a valuation allowance recorded as noted above.
For state income tax reporting, as of December 31, 2021, the Company had gross state NOL carryforwards aggregating $1.2 billion available to reduce future state income taxes, primarily for the Commonwealth of Pennsylvania, Colorado, Illinois, Iowa, Louisiana, Maryland, Michigan, Missouri, New Mexico and Ohio and Michigan localities. The tax benefit associated with these NOL carryforwards was $71.0 million. Due to statutorily limited NOL carryforwards and the level of earnings projections in the respective jurisdictions, a valuation allowance of $49.1 million has been recorded. If not used, the majority of the carryforwards will expire at various dates from December 31, 2022 through December 31, 2041 with the remaining being carried forward indefinitely.

The domestic and foreign components of income (loss) before income taxes for the years ended December 31, 2021, 2020 and 2019 were as follows:

	For the year ended December 31,
(in millions)	2021	2020	2019
Domestic	$606.0	$(834.0)	$85.5
Foreign	(66.9)	(0.2)	0.6
Total	$539.1	$(834.2)	$86.1

The components of income tax benefit (expense) for the years ended December 31, 2021, 2020 and 2019 were as follows:

	For the year ended December 31,
(in millions)	2021	2020	2019
Current tax benefit (expense)
Federal	$(100.0)	$47.0	$(12.5)
State	(23.1)	0.2	(9.2)
Foreign	—	(0.4)	(0.2)
Total current	(123.1)	46.8	(21.9)
Deferred tax benefit (expense)
Federal	(11.9)	103.6	(16.7)
State	13.3	14.7	(4.4)
Foreign	3.1	—	—
Total deferred	4.5	118.3	(21.1)
Total income tax benefit (expense)	$(118.6)	$165.1	$(43.0)

The following table reconciles the statutory federal income tax rate to the actual effective income tax rate, and related amounts of income tax benefit (expense), for the years ended December 31, 2021, 2020 and 2019:

	For the year ended December 31,
	2021		2020		2019
(in millions, except tax rates)	Percent	Amount	Percent	Amount	Percent	Amount
Percent and amount of pretax income
Federal statutory rate	21.0%	$(113.2)	21.0%	$175.2	21.0%	$(18.1)
State and local income taxes, net of federal benefits	1.4	(7.7)	1.4	12.1	9.9	(8.5)
Nondeductible expenses	2.5	(13.3)	(0.3)	(2.6)	4.0	(3.5)
Goodwill impairment losses	—	—	(2.3)	(19.0)	14.4	(12.4)
Compensation	(1.2)	6.5	2.5	20.5	0.3	(0.3)
Foreign	(0.2)	0.9	—	(0.4)	0.1	(0.1)
Federal valuation allowance	1.1	(5.9)	(3.9)	(32.7)	—	—
Tax credits	(1.1)	5.8	1.2	10.0	—	—
Equity investment write-off	(2.1)	11.3	—	—	—	—
Other	0.6	(3.0)	0.2	2.0	0.2	(0.1)
Total effective tax rate and income tax benefit (expense)	22.0%	$(118.6)	19.8%	$165.1	49.9%	$(43.0)
A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows:

(in millions)	Unrecognized tax benefits
Unrecognized tax benefits as of January 1, 2019	$29.7
Additions based on prior year positions	6.5
Decreases due to settlements and/or reduction in reserves	(0.2)
Unrecognized tax benefits as of December 31, 2019	36.0
Additions based on prior year positions	1.2
Decreases due to settlements and/or reduction in reserves	(0.9)
Unrecognized tax benefits as of December 31, 2020	36.3
Additions based on prior year positions	3.8
Decreases due to settlements and/or reduction in reserves	(0.1)
Unrecognized tax benefits as of December 31, 2021	$40.0
During the year ended December 31, 2021, we did not record any new tax reserves, and accrued interest or penalties related to current year uncertain tax positions. Regarding prior year tax positions, we recorded $4.6 million of tax reserves and accrued interest and reversed $0.1 million of previously recorded tax reserves and accrued interest for uncertain tax positions. As of December 31, 2021 and 2020, unrecognized tax benefits, inclusive of accruals for income tax related penalties and interest, of $42.3 million and $38.2 million, respectively, were included in “Other long-term liabilities” within the Company’s Consolidated Balance Sheets. Overall, the Company recorded a net tax expense of $3.6 million in connection with its uncertain tax positions for the year ended December 31, 2021.

The liability for unrecognized tax benefits as of December 31, 2021 and 2020 included $33.4 million and $30.2 million, respectively, of tax positions that, if reversed, would affect the effective tax rate. During the years ended December 31, 2021, 2020 and 2019, we recognized $0.7 million, $0.5 million and $0.1 million, respectively, of interest and penalties, net of deferred taxes. In addition, the Company had no reductions in previously accrued interest and penalties for the years ended December 31, 2021 and 2020. We classify any income tax related penalties and interest accrued related to unrecognized tax benefits in “Income tax benefit (expense)” within the Consolidated Statements of Operations.

The Company is currently in various stages of the examination process in connection with its open audits. Generally, it is difficult to determine when these examinations will be closed, but the Company reasonably expects that its ASC 740 liabilities will not significantly change over the next twelve months. As of December 31, 2021, the Company has open tax years 2018 through 2020 that could be subject to examination for U.S. federal income taxes. In addition, we are subject to state and local income tax examinations for various tax years in the taxing jurisdictions in which we operate. Such audits could result in increased tax liabilities, interest and penalties. While the Company believes its tax positions are appropriate, we cannot assure the outcome will remain consistent with our expectation. The Company believes we have adequately reserved for potential audit exposures of uncertain tax positions. In the event the final outcome of these matters is different than the amounts recorded, such differences will impact our income tax provision in the period in which the determination is made. As of December 31, 2021 and 2020, prepaid income taxes of $42.5 million and $52.7 million, respectively, were included in “Prepaid expenses” within the Company’s Consolidated Balance Sheets.

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

In August 2021, as part of the acquisition of Sam Houston, the Company issued 198,103 shares for a total of $15.8 million. See Note 6, “Acquisitions and Dispositions.”

On October 19, 2021, as part of the acquisition of theScore, the Company issued 12,319,340 shares of common stock and authorized and issued 697,539 Exchangeable Shares for approximately $1.0 billion, each with a par value of $0.01, as discussed in Note 6, “Acquisitions and Dispositions.” As of December 31, 2021 there were 697,539 Exchangeable Shares issued and 653,059 outstanding.

Share Repurchase Program

In January 2019, the Company announced a share repurchase program pursuant to which the Board of Directors authorized the repurchase of up to $200.0 million of the Company’s common stock, which expired on December 31, 2020. During the year ended December 31, 2019, the Company repurchased 1,271,823 shares of its common stock in open market transactions for $24.9 million at an average price of $19.55 per share. All of the repurchased shares were retired. There were no repurchases of the Company’s common stock for the years ended December 31, 2021, and 2020.

On February 1, 2022, the Board of Directors of Penn National approved a $750.0 million share repurchase program. The three year authorization expires on January 31, 2025. Repurchases by the Company will be subject to available liquidity, general market and economic conditions, alternate uses for the capital and other factors. Share repurchases may be made from time to time through a 10b5-1 trading plan, open market transactions, block trades or in private transactions in accordance with applicable securities laws and regulations and other legal requirements. There is no minimum number of shares that the

Company is required to repurchase and the repurchase program may be suspended or discontinued at any time without prior notice.

During February 2022, the Company repurchased 2,195,290 shares of its common stock in open market transactions for $107.1 million at an average price of $48.78 per share. The cost of all repurchased shares is recorded as “Treasury stock” in the Consolidated Balance Sheets. The remaining availability under our $750.0 million share repurchase program was $642.9 million as of February 28, 2022.
Preferred Stock
On February 20, 2020, the Company issued 883 shares of Series D Preferred Stock, par value $0.01 per share, to certain individual stockholders affiliated with Barstool Sports as discussed in Note 7, “Investments in and Advances to Unconsolidated Affiliates.”
The Company previously issued two series of preferred stock, Series B and Series C, each with a par value of $0.01 per share. As of December 31, 2021 and 2020, there were 1,000,000 and 18,500 shares authorized of our Series B and Series C preferred stock, respectively. There were no shares outstanding of either Series B or Series C preferred stock as of December 31, 2021 and 2020.

During each of the quarters ended March 31, 2021 and September 30, 2021, the Company issued 43 shares of Series D Preferred Stock, for a total of 86 shares, in conjunction with acquiring an additional 0.6% of Barstool Sports common stock. The acquisition of the incremental Barstool Sports common stock represents a partial settlement of the 1% purchase on a delayed basis as described in Note 7, “Investments in and Advances to Unconsolidated Affiliates.”

During the quarters ended March 31, 2021 and September 30, 2021, 151.2 and 43 shares of Series D Preferred Stock were converted to Penn Common Stock, respectively. As a result of the conversion, the Company issued 151,200 and 43,000 shares of common stock, each with a par value of $0.01.

As of December 31, 2021 and December 31, 2020, there were 5,000 shares authorized of Series D Preferred Stock of which 775 shares and 883 shares were outstanding, respectively.

Other

In the second quarter of 2021, the Company entered into two promissory notes with shareholders for a total of $9.0 million. The promissory notes are unsecured and bear interest of 2.25%. The receivable is recorded as a reduction of equity within our Consolidated Balance Sheets and is presented within our Consolidated Statement of Changes in Stockholders’ Equity within the “Other” caption.

Note 16—Stock-Based Compensation
2018 Long Term Incentive Compensation Plan
The Company’s 2018 Long Term Incentive Compensation Plan, as amended (the “2018 Plan”) permits it to issue stock options (incentive and/or non-qualified), stock appreciation rights (“SARs”), RSAs, RSUs, cash-settled phantom stock units (“CPSUs”), and other equity and cash awards to employees and any consultant or advisor to the Company or subsidiary. Non-employee directors and the chairman emeritus are eligible to receive all such awards, other than incentive stock options. Pursuant to the 2018 Plan, 12,700,000 shares of the Company’s common stock are reserved for issuance. For purposes of determining the number of shares available for issuance under the 2018 Plan, stock options and SARs (except cash-settled SARs) count against the 12,700,000 limit as one share of common stock for each share granted and restricted stock or any other full value stock award count as issuing 2.30 shares of common stock for each share granted. Any awards that are not settled in shares of common stock are not counted against the share limit. As of December 31, 2021, there were 4,434,660 shares available for future grants under the 2018 Plan.
On April 12, 2021, the Board of Directors granted 600,000 RSUs and 300,000 RSAs with market-based and service-based vesting conditions (collectively the “Stock Awards”), solely to the Company’s President and Chief Executive Officer pursuant to the 2018 Plan. The Stock Awards are classified as equity with separate tranches and requisite service periods identified for each separately achievable component. As of the grant date, the fair value of the Stock Awards was $48.7 million and was calculated using a Monte Carlo simulation. The fair value of the RSAs was estimated at $19.4 million and segregated into 15 tranches with expense recognition periods ranging from 2.2 to 6.0 years. The fair value of the RSUs was estimated at

$29.3 million and segregated into four tranches with expense recognition periods ranging from 6.7 to 8.7 years. We recognized $6.3 million of stock compensation expense for the Stock Awards during the year ended December 31, 2021.
Score Media And Gaming Inc. Second Amended And Restated Stock Option And Restricted Stock Unit Plan (“theScore Plan”)

In connection with the acquisition of theScore on October 19, 2021, the Company registered theScore Plan. theScore Plan permits the Company to issue non-qualified stock options and RSUs to employees and service providers affiliated with theScore prior to the acquisition date. At the date of acquisition, the Company rolled over all outstanding, non-vested and unexercised stock options and non-vested RSUs equivalent to 853,904 shares of the Company. Each rollover option and RSU is subject to substantially the same terms and conditions applicable to the award immediately prior to the acquisition. In connection with the transaction, the vesting provisions of unvested options and RSUs, awarded under the theScore Plan prior to August 4, 2021, were amended to provide for a new acceleration right for legacy Score employees and service providers. The amendment provides that, if an involuntary termination without cause occurs at any time prior to April 19, 2023, unvested options and RSUs will automatically accelerate and become fully vested on the effective date of termination.

As of December 31, 2021, there were 207,156 shares available for future grants to legacy Score employees and service providers.

2008 Long Term Incentive Compensation Plan
In November 2008, the Company’s shareholders approved the 2008 Long Term Incentive Compensation Plan (the “2008 Plan”), which permitted the Company to issue stock options (incentive and/or non-qualified), SARs, RSAs, CPSUs and other equity and cash awards to employees. Non-employee directors were eligible to receive all such awards, other than incentive stock options. Upon approval of the 2018 Plan, awards were no longer available to be granted under the 2008 Plan. However, the 2008 Plan remains in place until all of the awards previously granted thereunder have been paid, forfeited or expired.
Stock-based Compensation Expense
Stock-based compensation expense, which pertains principally to our stock options, RSAs and RSUs for the years ended December 31, 2021, 2020 and 2019 totaled $35.1 million, $14.5 million and $14.9 million, respectively, and is included within the Consolidated Statements of Operations under “General and administrative.”
Stock Options
Stock options that expire between January 6, 2022 and October 8, 2031 have been granted to officers, directors, employees, and predecessor employees to purchase common stock at prices ranging from $2.51 to $117.82 per share, including options rolled over from theScore Plan. All options were granted at the fair market value of the common stock on the grant date (as defined in the respective plan document) and have contractual lives ranging from four to ten years. The Company issues new authorized common shares to satisfy stock option exercises.
During the year ended December 31, 2021, the Company granted 587,399 stock options, of which 352,768 were rolled over under theScore Plan. The Company granted 652,733, and 2,436,811 stock options during the years ended December 31, 2020 and 2019, respectively.
The following table contains information about our stock options:

	Number of Option Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding as of January 1, 2021	3,599,189	$19.79
Granted and rolled over	587,399	$41.96
Exercised	(627,523)	$17.28
Forfeited	(201,691)	$27.24
Outstanding as of December 31, 2021	3,357,374	$23.69	6.28	$100.0
Exercisable as of December 31, 2021	1,551,263	$18.56	4.62	$50.8

The combined weighted-average grant-date fair value of options granted and rolled over under theScore Plan during the year ended December 31, 2021, was $57.70. The weighted-average grant-date fair values of options granted during the years ended December 31, 2020 and 2019 were $8.62 and $6.39, respectively. The aggregate intrinsic values of stock options exercised during the years ended December 31, 2021, 2020 and 2019 were $53.1 million, $128.9 million and $2.0 million, respectively. The total fair values of stock options that vested during the years ended December 31, 2021, 2020 and 2019 were $6.2 million, $9.6 million and $6.2 million, respectively.
As of December 31, 2021, the unamortized compensation costs not yet recognized related to stock options granted totaled $24.1 million and the weighted-average period over which the costs are expected to be recognized was 1.6 years.
The following are the weighted-average assumptions used in the Black-Scholes option-pricing model for the years ended December 31, 2021, 2020 and 2019:

	For the year ended December 31,
	2021	2020	2019
Risk-free interest rate	0.46%	1.55%	2.00%
Expected volatility	75.33%	33.78%	32.90%
Dividend yield	—	—	—
Weighted-average expected life (in years)	5.2	5.0	5.3
Restricted Stock Awards and Restricted Stock Units
As noted above, the Company grants RSAs and RSUs to our employees and certain non-employee directors. In addition, the Company issues its named executive officers (“NEOs”) and other key executives RSAs and RSUs with performance conditions (we refer to our RSAs and RSUs with performance conditions as “PSAs”), which are discussed in further detail below.

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
On April 12, 2021, in addition to the Stock Awards mentioned above, an aggregate of 94,673 PSAs with performance-based vesting conditions, at target, was granted under the Performance Share Program II, to be granted in one-third increments.
PSAs issued pursuant to the Performance Share Programs consist of three one-year performance periods over a three-year service period. The awards have the potential to be earned at between 0% and 200% of the number of shares granted depending on achievement of the annual performance goals, but remain subject to vesting for the full three-year service period.
The grant date fair values of our RSAs and RSUs are based on the most recent closing stock price of the Company’s shares of common stock. The stock-based compensation expense is recognized over the remaining service period at the time of grant, adjusted for the Company’s expectation of the achievement of the performance conditions. During the year ended December 31, 2021, the Company granted 871,763 RSAs and RSUs without performance conditions, of which 501,136 were RSUs rolled over under theScore Plan.

The following table contains information on our RSAs and RSUs:

	With Performance Conditions		Without Performance Conditions
	Number of Shares	Weighted- Average Grant Date Fair Value	Number of Shares	Weighted- Average Grant Date Fair Value
Nonvested as of January 1, 2021	229,632	$28.84	390,815	$25.67
Granted and rolled over	1,106,613	$62.81	871,763	$78.15
Vested	(136,859)	$31.38	(142,350)	$24.83
Forfeited	(31,022)	$77.12	(17,215)	$47.81
Nonvested as of December 31, 2021	1,168,364	$58.89	1,103,013	$66.90
As of December 31, 2021, the unamortized compensation costs not yet recognized related to RSAs and RSUs totaled $117.3 million and the weighted-average period over which the costs are expected to be recognized is 3.4 years. The total fair values of RSAs and RSUs that vested during the year ended December 31, 2021 was $28.9 million. The total fair values of RSAs that vested during the years ended December 31, 2020 and 2019 were $16.7 million and $5.5 million, respectively.
Cash-settled Phantom Stock Units
Our outstanding CPSUs entitle employees, non-employee directors, and the chairman emeritus to receive cash based on the fair value of the Company’s common stock on the vesting date. Our CPSUs vest over a period of three or four years. The cash-settled CPSUs are accounted for as liability awards and are re-measured at fair value each reporting period until they become vested with compensation expense being recognized over the requisite service period. The Company has a liability, which is included in “Accrued expenses and other current liabilities” within the Consolidated Balance Sheets, associated with its cash-settled CPSUs of $8.6 million and $10.1 million as of December 31, 2021 and 2020 respectively.
For CPSUs held by employees, non-employee directors, and the chairman emeritus of the Company, there was $13.2 million of total unrecognized compensation cost as of December 31, 2021 that will be recognized over the awards remaining weighted-average vesting period of 1.1 years. For the years ended December 31, 2021, 2020 and 2019, the Company recognized $12.1 million, $11.5 million, and $4.1 million of compensation expense associated with these awards, respectively. Compensation expense associated with our CPSUs is recorded in “General and administrative” within the Consolidated Statements of Operations. We paid $13.3 million, $4.7 million, and $2.5 million during the years ended December 31, 2021, 2020 and 2019, respectively, pertaining to our cash-settled CPSUs.
Stock Appreciation Rights
Our outstanding cash-settled SARs are accounted for as liability awards since they will be settled in cash and vest over a period of four years. The fair value of cash-settled SARs is calculated each reporting period and estimated using the Black-Scholes option pricing model. The Company has a liability, which is included in “Accrued expenses and other current liabilities” within the Consolidated Balance Sheets, associated with its cash-settled SARs of $18.5 million and $54.6 million as of December 31, 2021 and 2020 respectively.
For SARs held by employees of the Company, there was $25.0 million of total unrecognized compensation cost as of December 31, 2021 that will be recognized over the awards remaining weighted-average vesting period of 1.8 years. For the years ended December 31, 2021, 2020, and 2019 the Company recognized a charge to compensation expense of $3.1 million, $69.7 million, and $10.7 million respectively. Compensation expense associated with our SARs is recorded in “General and administrative” within the Consolidated Statements of Operations. We paid $39.6 million, $32.6 million and $3.5 million during the years ended December 31, 2021, 2020 and 2019, respectively, related to cash-settled SARs.

Note 17—Earnings (Loss) per Share
For the years ended December 31, 2021 and December 31, 2019, we recorded net income attributable to Penn National. As such, we used diluted weighted-average common shares outstanding when calculating diluted income per share for the years ended December 31, 2021 and December 31, 2019. Stock options, RSAs, RSUs, convertible preferred shares and convertible debt that could potentially dilute basic EPS in the future are included in the computation of diluted income per share.
For the year ended December 31, 2020, we recorded a net loss attributable to Penn National. As such, because the dilution from potential common shares was antidilutive, we used basic weighted-average common shares outstanding, rather than diluted weighted-average common shares outstanding when calculating diluted loss per share. Stock options, RSAs, convertible preferred shares and convertible debt that could potentially dilute basic EPS in the future that were not included in the computation of diluted loss per share were as follows:

(in millions)	For the year ended December 31, 2020
Assumed conversion of dilutive stock options	3.0
Assumed conversion of dilutive RSAs	0.5
Assumed conversion of convertible preferred shares	0.7
Assumed conversion of convertible debt	9.1
The following table sets forth the allocation of net income for the year ended December 31, 2021, under the two-class method. For the year ended December 31, 2020 we did not utilize the two-class method due to incurring a net loss for the period, nor did we utilize the two-class method for the year ended December 31, 2019, as we issued Series D Preferred stock on February 20, 2020, as discussed in Note 15, “Stockholders’ Equity.”

	For the year ended December 31,
(in millions)	2021	2020	2019
Net income (loss) attributable to Penn National	$420.8	$(669.5)	$43.9
Net income applicable to preferred stock	2.1	—	—
Net income (loss) applicable to common stock	$418.7	$(669.5)	$43.9
The following table reconciles the weighted-average common shares outstanding used in the calculation of basic EPS to the weighted-average common shares outstanding used in the calculation of diluted EPS for the years ended December 31, 2021, 2020 and 2019:

	For the year ended December 31,
(in millions)	2021	2020	2019
Weighted-average common shares outstanding—Basic	158.7	134.0	115.7
Assumed conversion of:
Dilutive stock options	2.3	—	1.8
Dilutive RSAs and RSUs	0.4	—	0.3
Convertible debt	14.1	—	—
Weighted-average common shares outstanding—Diluted	175.5	134.0	117.8
RSAs and RSUs with performance and market based vesting conditions that have not been met as of the period end date are excluded from the computation of diluted earnings per share.
Options to purchase 0.2 million, 0.0 million, and 2.4 million shares were outstanding during the years ended December 31, 2021, 2020 and 2019, respectively, but were not included in the computation of diluted earnings (loss) per share because they were anti-dilutive.
In addition, 0.8 million shares from the assumed conversion of convertible preferred shares were excluded from the computation of diluted earnings (loss) per share for the year ended December 31, 2021, because including them would have been anti-dilutive.

The Company’s calculation of weighted-average common shares outstanding includes the Exchangeable Shares issued in connection with theScore acquisition, as discussed in Note 6, “Acquisitions and Dispositions” and Note 15, “Stockholders’ Equity.” The following table presents the calculation of basic and diluted earnings (loss) for the Company’s common stock for the years ended December 31, 2021, 2020 and 2019:

(in millions, except per share data)	2021	2020	2019
Calculation of basic earnings (loss) per share:
Net income (loss) applicable to common stock	$418.7	$(669.5)	$43.9
Weighted-average shares outstanding - Penn National	158.6	134.0	115.7
Weighted-average shares outstanding - Exchangeable Shares	0.1	—	—
Weighted-average common shares outstanding - basic	158.7	134.0	115.7
Basic earnings (loss) per share	$2.64	$(5.00)	$0.38

Calculation of diluted earnings (loss) per share:
Net income (loss) applicable to common stock	$418.7	$(669.5)	$43.9
Interest expense, net of tax (1):
Convertible Notes	17.0	—	—
Diluted income applicable to common stock	$435.7	$(669.5)	$43.9
Weighted-average common shares outstanding - diluted	175.5	134.0	117.8
Diluted earnings (loss) per share	$2.48	$(5.00)	$0.37
(1)The year ended December 31, 2021 was tax-affected at a rate of 22%.

Note 18—Segment Information
During the fourth quarter of 2021, the Company evaluated its reportable segments and changed them to: Northeast, South, West, Midwest, and Interactive. This change reflects management’s belief that the operating results of our Interactive segment represent a strategic and high growth component of our overall operations. The Interactive segment, which was previously reported within Other, includes the operating results of Penn Interactive, theScore, and the Company’s proportionate share of earnings attributable to its equity method investment in Barstool Sports. Corporate expense will continue to be reported in Other in addition to stand-alone racing operations, other joint ventures, management contracts, and Heartland Poker Tour.

As a result of the change in reportable segments described above, the Company has recast previously reported segment information to conform to the current management view for all prior periods presented. The changes to reportable segments had no impact to the Company’s consolidated financial statements.

We have aggregated our operating segments into five reportable segments. Retail operating segments are based on the similar characteristics within the regions in which they operate: Northeast, South, West, and Midwest. Our Interactive segment includes our interactive operations (as defined above). The Other category is included in the following tables in order to reconcile the segment information to the consolidated information.
The Company utilizes Adjusted EBITDAR (as defined below) as its measure of segment profit or loss. The following table highlights our revenues and Adjusted EBITDAR for each reportable segment and reconciles Adjusted EBITDAR on a consolidated basis to net income (loss).

The following tables present the Company’s segment information. As a result of the change in reportable segments described above, we have recast previously reported segment information to conform to the current presentation in the following tables:

	For the year ended December 31,
(in millions)	2021	2020	2019
Revenues:
Northeast segment	$2,552.4	$1,639.3	$2,399.9
South segment	1,322.2	849.6	1,118.9
West segment	521.4	302.5	642.5
Midwest segment	1,102.7	681.4	1,094.5
Interactive segment	432.9	121.1	38.3
Other (1)	10.6	3.9	9.2
Intersegment eliminations (2)	(37.2)	(19.1)	(1.9)
Total	$5,905.0	$3,578.7	$5,301.4

Adjusted EBITDAR (3):
Northeast segment	$848.4	$478.9	$720.8
South segment	587.0	318.9	369.8
West segment	195.0	82.2	198.8
Midwest segment	500.1	258.3	403.6
Interactive segment	(35.4)	37.2	11.6
Other (1)	(100.7)	(80.7)	(99.4)
Total (3)	1,994.4	1,094.8	1,605.2

Other operating benefits (costs) and other income (expenses):
Rent expense associated with triple net operating leases (4)	(454.4)	(419.8)	(366.4)
Stock-based compensation	(35.1)	(14.5)	(14.9)
Cash-settled stock-based awards variance	(1.2)	(67.2)	(0.8)
Gain (loss) on disposal of assets	(1.1)	29.2	(5.5)
Contingent purchase price	(1.9)	1.1	(7.0)
Pre-opening expenses (5)	(5.4)	(11.8)	(22.3)
Depreciation and amortization	(344.5)	(366.7)	(414.2)
Impairment losses	—	(623.4)	(173.1)
Insurance recoveries, net of deductible charges	—	0.1	3.0
Non-operating items of equity method investments (6)	(7.7)	(4.7)	(3.7)
Interest expense, net	(561.7)	(543.2)	(534.2)
Loss on early extinguishment of debt	—	(1.2)	—
Other (5)(7)	(42.3)	93.1	20.0
Income (loss) before income taxes	539.1	(834.2)	86.1
Income tax benefit (expense)	(118.6)	165.1	(43.0)
Net income (loss)	$420.5	$(669.1)	$43.1
(1)The Other category consists of the Company’s stand-alone racing operations, namely Sanford-Orlando Kennel Club, Sam Houston and Valley Race Parks (the remaining 50% was acquired by Penn National on August 1, 2021), the Company’s joint venture interests in Freehold Raceway; our management contract for Retama Park Racetrack and our live and televised poker tournament series that operates under the trade name, Heartland Poker Tour (“HPT”). Expenses incurred for corporate and shared services activities that are directly attributable to a property or are otherwise incurred to support a property are allocated to each property. The Other category also includes corporate overhead costs, which consist of certain expenses, such as: payroll, professional fees, travel expenses and other general and administrative expenses that do not directly relate to or have not otherwise been allocated to a property.
(2)Primarily represents the elimination of intersegment revenues associated with our internally-branded retail sportsbooks, which are operated by Penn Interactive.

(3)We define Adjusted EBITDAR as earnings before interest expense, net; income taxes; depreciation and amortization; rent expense associated with triple net operating leases (see footnote (4) below); stock-based compensation; debt extinguishment and financing charges; impairment losses; insurance recoveries, net of deductible charges; changes in the estimated fair value of our contingent purchase price obligations; gain or loss on disposal of assets; the difference between budget and actual expense for cash-settled stock-based awards; pre-opening expenses (see footnote (5) below); and other. Adjusted EBITDAR is also inclusive of income or loss from unconsolidated affiliates, with our share of non-operating items (see footnote (6) below) added back for Barstool Sports and our Kansas Entertainment joint venture.
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
(5)During 2019, 2020 and during the first quarter of 2021, acquisition costs were included within pre-opening and acquisition costs. Beginning with the quarter ended June 30, 2021, acquisition costs are presented as part of other expenses.
(6)Consists principally of interest expense, net; income taxes; depreciation and amortization; and stock-based compensation expense associated with Barstool Sports and our Kansas Entertainment joint venture. We record our portion of Barstool Sports’ net income or loss, including adjustments to arrive at Adjusted EBITDAR, one quarter in arrears.
(7)Includes holding gains and losses on our equity securities, which are discussed in Note 19, “Fair Value Measurements.” Additionally, consists of non-recurring acquisition and transaction costs, finance transformation costs associated with the implementation of our new Enterprise Resource Management system and non-recurring restructuring charges (primarily severance) associated with a company-wide initiative, triggered by the COVID-19 pandemic, designed to (i) improve the operational effectiveness across our property portfolio; and (ii) improve the effectiveness and efficiency of our Corporate functional support area.

	For the year ended December 31,
(in millions)	2021	2020	2019
Capital expenditures:
Northeast segment	$144.8	$78.0	$96.2
South segment	39.0	15.8	29.8
West segment	8.5	8.2	21.2
Midwest segment	19.8	15.1	32.7
Interactive segment	6.3	9.1	—
Other	25.7	10.8	10.7
Total capital expenditures	$244.1	$137.0	$190.6

(in millions)	Northeast	South	West	Midwest	Interactive	Other (1)	Total
As of December 31, 2021
Investment in and advances to unconsolidated affiliates	$0.1	$—	$—	$83.8	$164.4	$6.8	$255.1
Total assets	$2,283.6	$1,224.6	$394.8	$1,215.8	$2,618.3	$9,135.0	$16,872.1

As of December 31, 2020
Investment in and advances to unconsolidated affiliates	$0.1	$—	$—	$85.2	$149.3	$32.2	$266.8
Total assets	$1,958.4	$1,165.4	$401.5	$1,161.1	$434.1	$9,546.8	$14,667.3

As of December 31, 2019
Investment in and advances to unconsolidated affiliates	$0.1	$—	$—	$90.9	$1.9	$35.4	$128.3
Total assets	$2,273.7	$1,397.0	$752.1	$1,412.2	$124.1	$8,235.4	$14,194.5
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
Equity Securities
As of December 31, 2021, we held $84.3 million in equity securities of ordinary shares which are reported as “Other assets” in our Consolidated Balance Sheets. During the year ended December 31, 2021, all warrants were exercised for ordinary shares which resulted in a loss of $20.1 million included in “Other” within our Consolidated Statements of Operations. As of December 31, 2020, we held $143.1 million in equity securities, which included ordinary shares and warrants which are reported as “Other assets” in our Consolidated Balance Sheets. These equity securities are the result of Penn Interactive entering into multi-year agreements with third-party sports betting operators for online sports betting and related iCasino market access across our portfolio.
During the years ended December 31, 2021 and 2020, we recognized realized and unrealized losses of $24.9 million and an unrealized gain of $106.7 million, respectively, related to these equity securities, which is included in “Other” within our Consolidated Statements of Operations.
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
As of December 31, 2021 and 2020, PRP held $15.1 million in promissory notes issued by RDC and $6.7 million in local government corporation bonds issued by RDC, at amortized cost. The promissory notes and the local government corporation bonds are collateralized by the assets of Retama Park Racetrack. As of December 31, 2021 and 2020, the promissory notes and the local government corporation bonds were included in “Other assets” within our Consolidated Balance Sheets.

During the year ended December 31, 2019, principally due to the lack of legislative progress and on-going negative operating results of Retama Park Racetrack, we recorded an other-than-temporary impairment on the promissory notes and the local government corporation bonds totaling $2.5 million, which is included in “Impairment losses” within our Consolidated Statements of Operations.
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
Long-term Debt
The fair value of our Term Loan A Facility, Term Loan B-1 Facility, 5.625% Notes, 4.125% Notes, and the Convertible Notes is estimated based on quoted prices in active markets and is classified as a Level 1 measurement. The fair value of our Revolving Credit Facility approximates its carrying amount as it is revolving, variable rate debt, which we also classify as a Level 1 measurement.
Other long-term obligations as of December 31, 2021 and 2020 included a financing arrangement entered in February of 2021, the relocation fees for Dayton and Mahoning Valley, and the repayment obligation of the hotel and event center located near Hollywood Casino Lawrenceburg. See Note 11, “Long-term Debt” for details. The fair values of the Dayton and Mahoning Valley relocations fees and the Lawrenceburg repayment obligation are estimated based on rates consistent with the Company’s credit rating for comparable terms and debt instruments and are classified as Level 2 measurements.
Additionally, in February 2021, we entered into a financing arrangement providing the Company with upfront cash proceeds while permitting us to participate in future proceeds on certain claims. The financing obligation has been classified as a non-current liability and the fair value of the financing obligation is based on what we expect to be settled in a future period of which the principal is contingent and predicated on other events, plus accreted period non-cash interest using an effective interest rate of 27.0% until the claims and related obligation is settled. The financing obligation has been classified as a Level 3 measurement and is included within our Consolidated Balance Sheets in “Long-term debt, net of current maturities, debt discount and debt issuance costs.” See Note 11, “Long-term Debt.”
Other Liabilities
Other liabilities as of December 31, 2021 includes contingent purchase price liabilities related to Plainridge Park Casino and Hitpoint, of which Hitpoint was acquired on May 11, 2021. The Hitpoint contingent purchase price liability is payable in $1.0 million installments in the form of cash and equity, on the first three anniversaries of the acquisition close date (May 11, 2021) and is based on the achievement of mutual goals established by the Company and Hitpoint. The Plainridge Park Casino contingent purchase price liability is calculated based on earnings of the gaming operations over the first ten years of operations, which commenced on June 24, 2015. As of December 31, 2021, we were contractually obligated to make four additional annual payments. The fair value of the Plainridge Park Casino contingent purchase price liability is estimated based on an income approach using a discounted cash flow model. These contingent purchase price liabilities have been classified as a Level 3 measurement and are included within our Consolidated Balance Sheets in “Accrued expenses and other current liabilities” or “Other long-term liabilities,” depending on the timing of the next payment.

The carrying amounts and estimated fair values by input level of the Company’s financial instruments were as follows:

	December 31, 2021
(in millions)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$1,863.9	$1,863.9	$1,863.9	$—	$—
Equity securities	$84.3	$84.3	$—	$84.3	$—
Held-to-maturity securities	$6.7	$6.7	$—	$6.7	$—
Promissory notes	$15.1	$15.1	$—	$15.1	$—
Puts and calls related to certain Barstool Sports shares	$1.9	$1.9	$—	$1.9	$—
Financial liabilities:
Long-term debt
Senior Secured Credit Facilities	$1,544.5	$1,559.6	$1,559.6	$—	$—
5.625% Notes	$399.6	$411.5	$411.5	$—	$—
4.125% Notes	$392.9	$389.5	$389.5	$—	$—
Convertible Notes	$253.5	$780.0	$780.0	$—	$—
Other long-term obligations	$146.3	$144.3	$—	$53.9	$90.4
Other liabilities	$13.3	$13.2	$—	$2.7	$10.5

	December 31, 2020
(in millions)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$1,853.8	$1,853.8	$1,853.8	$—	$—
Equity securities	$143.1	$143.1	$—	$143.1	$—
Held-to-maturity securities	$6.7	$6.7	$—	$6.7	$—
Promissory notes	$15.1	$15.1	$—	$15.1	$—
Financial liabilities:
Long-term debt
Senior Secured Credit Facilities	$1,600.3	$1,609.3	$1,609.3	$—	$—
5.625% Notes	$399.5	$418.0	$418.0	$—	$—
Convertible Notes	$239.8	$1,274.5	$1,274.5	$—	$—
Other long-term obligations	$73.0	$72.8	$—	$72.8	$—
Other liabilities	$10.1	$10.1	$—	$2.8	$7.3
Puts and calls related to certain Barstool Sports shares	$0.3	$0.3	$—	$0.3	$—

The following table summarizes the changes in fair value of our Level 3 liabilities measured on a recurring basis:

(in millions)	Other Liabilities
Balance as of January 1, 2019	$19.0
Payments	(8.5)
Included in earnings (1)	7.0
Balance as of December 31, 2019	17.5
Payments	(9.1)
Included in loss (1)	(1.1)
Balance as of December 31, 2020	7.3
Additions	75.5
Interest	17.9
Payments	(1.7)
Included in earnings (1)	1.9
Balance as of December 31, 2021	$100.9
(1)The expense is included in “General and administrative” within our Consolidated Statements of Operations.
There were no impairment charges to goodwill, gaming licenses and trademarks for the year ended December 31, 2021. The following table sets forth the assets measured at fair value on a non-recurring basis as of December 31, 2020:

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

The following table summarizes the significant unobservable inputs used in calculating fair value for our Level 3 liabilities on a recurring basis as of December 31, 2021:

	Valuation Technique	Unobservable Input	Discount Rate
Other long-term obligation	Discounted cash flow	Discount rate	27.0%
Contingent purchase price - Plainridge Park Casino	Discounted cash flow	Discount rate	4.5%

As discussed in Note 9, “Goodwill and Other Intangible Assets,” our annual assessment for impairment as of October 1, 2021, did not result in any impairment charges to goodwill, gaming licenses and trademarks. We recorded impairments on our goodwill, gaming licenses and trademarks as a result of the interim assessment for impairment during the first quarter of 2020. The following table presents quantitative information about the significant unobservable inputs used in the fair value measurements of other indefinite-lived intangible assets as of the valuation date below:

(in millions)	Fair Value	Valuation Technique	Unobservable Input	Range or Amount
As of March 31, 2020
Gaming licenses	$568.0	Discounted cash flow	Discount rate	13.25% - 14.0%
			Long-term revenue growth rate	2.0%
Trademarks	$216.5	Discounted cash flow	Discount rate	13.25% - 14.0%
			Long-term revenue growth rate	2.0%
			Pretax royalty rate	1.0% - 2.0%

Note 20—Related Party Transactions
The Company currently leases executive office buildings in Wyomissing, Pennsylvania from affiliates of its chairman emeritus of the Board of Directors. Rent expense was $1.2 million for each of the years ended December 31, 2021, 2020 and 2019. Two leases were renewed in the current year, and expire in December 2022 and August 2026; the remaining lease, which had been previously on a month-to-month basis, has been terminated as of December 31, 2021. The future minimum lease commitments relating to these leases as of December 31, 2021 are $2.3 million.

ITEM 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
 The Company’s management, under the supervision and with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of December 31, 2021, which is the end of the period covered by this Annual Report on Form 10-K. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well-designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2021 to ensure that information required to be disclosed by the Company in reports we file or submit under the Exchange Act is (i) recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the United States Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to the Company’s management, including the Company’s principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.
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
Our management assessed the effectiveness of our internal control over financial reporting, and concluded that it was effective as of December 31, 2021. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework (2013 framework).
The Company completed its acquisition of HitPoint Inc. and LuckyPoint Inc., Hollywood Casino Perryville, Sam Houston Race Park and Valley Race Park, and Score Media and Gaming Inc. on May 11, 2021, July 1, 2021, August 1, 2021, and October 19, 2021 respectively. Since the Company has not yet fully incorporated the internal controls and procedures of HitPoint Inc. and LuckyPoint Inc., Hollywood Casino Perryville, Sam Houston Race Park and Valley Race Park, and Score Media and Gaming Inc. into the Company’s internal control over financial reporting, management excluded HitPoint Inc. and LuckyPoint Inc., Hollywood Casino Perryville, Sam Houston Race Park and Valley Race Park, and Score Media and Gaming Inc. from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021. These acquisitions constituted approximately 14% of the Company’s total consolidated assets and approximately 1% of the Company’s consolidated net revenues as of and for the year ended December 31, 2021, respectively. Based on this assessment, management determined that the Company maintained effective internal control over financial reporting as of December 31, 2021.

Deloitte & Touche LLP (PCAOB ID No. 34), the Company’s independent registered public accounting firm that audited the Consolidated Financial Statements for the year ended December 31, 2021, issued an attestation report on the Company’s internal control over financial reporting which immediately follows this report.

Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the fiscal quarter ended December 31, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Penn National Gaming, Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Penn National Gaming, Inc. and subsidiaries (the “Company”) as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2021, of the Company and our report dated February 28, 2022, expressed an unqualified opinion on those financial statements.
As described in Management’s Report on Internal Control Over Financial Reporting, management excluded from its assessment the internal control over financial reporting at HitPoint Inc. and LuckyPoint Inc., Hollywood Casino Perryville, Sam Houston Race Park and Valley Race Park, and Score Media and Gaming Inc., which were acquired on May 11, 2011, July 1, 2021, August 1, 2021, and October 19, 2021 respectively and whose financial statements constitute approximately 14% of the Company’s total consolidated assets and approximately 1% of the Company’s total consolidated net revenues as of and for the year ended December 31, 2021. Accordingly, our audit did not include the internal control over financial reporting at HitPoint Inc. and LuckyPoint Inc., Hollywood Casino Perryville, Sam Houston Race Park and Valley Race Park, and Score Media and Gaming Inc.
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

/s/ Deloitte & Touche LLP

Philadelphia, Pennsylvania
February 28, 2022

ITEM 9B.OTHER INFORMATION
None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.
Not applicable.

PART III

ITEM 10.DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The remaining information required by this item concerning directors and corporate governance is hereby incorporated by reference to the Company’s definitive proxy statement for its Annual Meeting of Shareholders (the “2022 Proxy Statement”), to be filed with the U.S. Securities and Exchange Commission within 120 days after December 31, 2021, pursuant to Regulation 14A under the Securities Act. Information required by this item concerning executive officers is included in Part I of this Annual Report on Form 10-K.

ITEM 11.EXECUTIVE COMPENSATION
The information required by this item is hereby incorporated by reference to the 2022 Proxy Statement.

ITEM 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS
The information required by this item is hereby incorporated by reference to the 2022 Proxy Statement.

ITEM 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
The information required by this item is hereby incorporated by reference to the 2022 Proxy Statement.

ITEM 14.PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this item is hereby incorporated by reference to the 2022 Proxy Statement.

PART IV

ITEM 15.EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) 1.	Financial Statements.
The following is a list of the Consolidated Financial Statements of the Company and its subsidiaries and supplementary data included herein under item 8 of Part II of this report, “Financial Statements and Supplementary Data.”:

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
2.1††
Stock Purchase Agreement by and among Penn National Gaming, Inc., Barstool Sports, Inc., TCG XII, LLC, TCG Digital Spots, LLC and the Individuals Set Forth on Schedule A, dated as of January 28, 2020 is hereby incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on January 29, 2020. (SEC File No. 000-24206)

2.2††
Purchase Agreement by and among Tropicana Las Vegas, Inc., Penn National Gaming, Inc., GLP Capital, L.P., Gold Merger Sub, LLC, PA Meadows, LLC, Tropicana LV LLC and, solely for the purposes set forth therein, Gaming and Leisure Properties, Inc., dated as of April 16, 2020 is hereby incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on April 20, 2020. (SEC File No. 000-24206)

2.3††
Arrangement Agreement by and among Penn National Gaming, Inc., 1317774 B.C. LTD. and Score Media and Gaming Inc., dated as of August 4, 2021 is hereby incorporated by reference to Exhibit 2.1 to the Company’s Current Report of Form 8-K filed August 5, 2021. (SEC File No. 000-24206)

3.1
Second Amended and Restated Articles of Incorporation of Penn National Gaming, Inc., filed with the Pennsylvania Department of State on October 15, 1996, as amended by the Articles of Amendments to the Amended and Restated Articles of Incorporation filed with the Pennsylvania Department of State on November 13, 1996, July 23, 2001 and December 28, 2007 and the Statement with Respect to Shares of Series C Convertible Preferred Stock of Penn National Gaming, Inc. dated as of January 17, 2013, and the Statement with Respect to Shares of Series D Convertible Preferred Stock of Penn National Gaming, Inc. dated as of February 19, 2020, and as further amended and restated by the Second Amended and Restated Articles of Incorporation of Penn National Gaming, Inc. filed with the Pennsylvania Department of State on June 17, 2021 is hereby incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed June 21, 2021. (SEC File No. 000-24206)

3.2
Fourth Amended and Restated Bylaws of Penn National Gaming, Inc., as amended on May 28, 2019, is hereby incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on May 31, 2019. (SEC File No. 000-24206)

3.3
Statement with Respect to Shares of Series D Convertible Preferred Stock of Penn National Gaming, Inc. is hereby incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on February 19, 2020. (SEC File No. 000-24206)

3.4
Specimen certificate for shares of Common Stock, par value of $.01 per share, for Penn National Gaming, Inc. is hereby incorporated by reference to Exhibit 3.6 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003. (SEC File No. 000-24206)

4.1
Indenture, dated as of January 19, 2017 between Penn National Gaming, Inc. and Wells Fargo Bank, N.A., as Trustee, relating to the 5.625% Senior Notes due 2027 is hereby incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on January 20, 2017. (SEC File No. 000-24206)

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

Exhibit
Number	Description of Exhibit

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

4.4
Indenture, dated as of July 1, 2021, between Penn National Gaming, Inc. and Wells Fargo Bank, National Association as Trustee, relating to the 4.125% Senior Notes due 2029 is hereby incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2021. (SEC File No. 000-24206)

4.4(a)
Form of Note for 4.125% Senior Notes due 2029 is hereby incorporated by reference to Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2021. (SEC File No. 000-24206)

10.1†
Penn National Gaming, Inc. Deferred Compensation Plan , as amended and restated effective April 4, 2013, as amended by those certain amendments effective November 1, 2013, October 1, 2015, January 1, 2017, April 1, 2020 and October 1, 2020, respectively, is hereby incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2020. (SEC File No. 000-24206)

10.2†
Penn National Gaming, Inc. 2008 Long Term Incentive Compensation Plan, as amended is hereby incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2017. (SEC File No. 000-24206)

10.2(a)†
Form of Non-Qualified Stock Option Certificate for the Penn National Gaming, Inc. 2008 Long Term Incentive Compensation Plan is hereby incorporated by reference to Exhibit 10.33 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008. (SEC File No. 000-24206)

10.3†
Penn National Gaming, Inc. Amended and Restated 2018 Long Term Incentive Compensation Plan, is hereby incorporated by reference to Exhibit B to the Company’s definitive Proxy Statement filed April 23, 2021. (SEC File No. 000-24206)

10.3(a)†
Form of Non-Qualified Stock Option Certificate for the Penn National Gaming, Inc. Amended and Restated 2018 Long Term Incentive Compensation Plan is hereby incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-8 filed on August 8, 2018. (SEC File No. 000-24206)

10.3(b)†
Penn National Gaming, Inc. Performance Share Program II under the Penn National Gaming, Inc. Amended and Restated 2018 Long Term Incentive Compensation Plan is hereby incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 21, 2019. (SEC File No. 000-24206)

10.3(c)†
Form of Notice of Performance Award Terms and Criteria under the Performance Share Programs pursuant to the Penn National Gaming, Inc. Amended and Restated 2018 Long Term Incentive Compensation Plan is hereby incorporated by reference to Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2020. (SEC File No. 000-24206)

10.3(d)†
Form of Electronic Non-Qualified Stock Option Award Agreement under the Penn National Gaming, Inc. Amended and Restated 2018 Long Term Incentive Compensation Plan is hereby incorporated by reference to Exhibit 10.3(h) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. (SEC File No. 000-24206)

10.3(e)†
Form of Electronic Restricted Stock Award Agreement (2020) under the Penn National Gaming, Inc. Amended and Restated 2018 Long Term Incentive Compensation Plan is hereby incorporated by reference to Exhibit 10.3(i) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. (SEC File No. 000-24206)

10.3(f)†
Form of Electronic Phantom Stock Unit Award Agreement (cash settled) (2020) under the Penn National Gaming, Inc. Amended and Restated 2018 Long Term Incentive Compensation Plan is hereby incorporated by reference to Exhibit 10.3(j) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. (SEC File No. 000-24206)

Exhibit
Number	Description of Exhibit
10.3(g)†
Form of Electronic Phantom Stock Unit Award Agreement (stock settled) (2020) under the Penn National Gaming, Inc. Amended and Restated 2018 Long Term Incentive Compensation Plan is hereby incorporated by reference to Exhibit 10.3(k) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. (SEC File No. 000-24206)

10.3(h)†
Form of Electronic Stock Appreciation Right Award Agreement (2020) under the Penn National Gaming, Inc. Amended and Restated 2018 Long Term Incentive Compensation Plan is hereby incorporated by reference to Exhibit 10.3(l) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. (SEC File No. 000-24206)

10.3(i)†
Form of Electronic Restricted Stock Unit Award Agreement (2020) under the Penn National Gaming, Inc. Amended and Restated 2018 Long Term Incentive Compensation Plan is hereby incorporated by reference to Exhibit 10.3(m) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. (SEC File No. 000-24206)

10.3(j)†
Restricted Stock Award Agreement by and between Jay Snowden and Penn National Gaming, Inc., dated as of April 12, 2021 is hereby incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2021. (SEC File No. 000-24206)

10.3(k)†
Restricted Stock Unit Award Agreement by and between Jay Snowden and Penn National Gaming, Inc., dated as of April 12, 2021 is hereby incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2021. (SEC File No. 000-24206)

10.4†
Executive Agreement, dated July 30, 2019, between Penn National Gaming, Inc. and Jay A. Snowden is hereby incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 1, 2019. (SEC File No. 000-24206)

10.4(a)†
First Amendment to Executive Agreement, dated March 27, 2020, between Penn National Gaming, Inc. and Jay A. Snowden is hereby incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 30, 2020. (SEC File No. 000-24206)

10.4(b)†
Second Amendment to Executive Agreement, dated October 1, 2020, between Penn National Gaming, Inc. and Jay A. Snowden is hereby incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 2, 2020. (SEC File No. 000-24206)

10.4(c)†
Third Amendment to Executive Agreement, dated November 3, 2021, between Penn National Gaming, Inc. and Jay A. Snowden is hereby incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2021. (SEC File No. 000-24206)

10.5†
Executive Agreement, dated as of December 31, 2020 and effective as of December 31, 2020 by and between Penn National Gaming, Inc. and Felicia Hendrix is hereby incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on January 4, 2021. (SEC File No. 000-24206)

10.6†
Executive Agreement, dated January 22, 2020, between Penn National Gaming, Inc. and David Williams is hereby incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 24, 2020. (SEC File No. 000-24206)

10.6(a)†
First Amendment to Executive Agreement, dated March 27, 2020, between Penn National Gaming, Inc. and David Williams is hereby incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 30, 2020. (SEC File No. 000-24206)

10.6(b)†
Second Amendment to Executive Agreement, dated October 1, 2020, between Penn National Gaming, Inc. and David Williams is hereby incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on October 2, 2020. (SEC File No. 000-24206)

10.6(c)†
Separation Agreement and General Release, dated December 30, 2020, by and between Penn National Gaming, Inc. and Dave Williams is hereby incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 4, 2021 (SEC File No. 000-24206)

Exhibit
Number	Description of Exhibit
10.7†
Executive Agreement, dated as of September 24, 2019, by and between Penn National Gaming, Inc. and William J. Fair is hereby incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 26, 2019. (SEC File No. 000-24206)

10.7(a)†
First Amendment to Executive Agreement, dated January 23, 2020, between Penn National Gaming, Inc. and William J. Fair is hereby incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on January 24, 2020. (SEC File No. 000-24206)

10.7(b)†
Separation Agreement and General Release, dated April 10, 2020 between Penn National Gaming, Inc. and William J. Fair is hereby incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2020. (SEC File No. 000-24206)

10.8†
Executive Agreement, dated as of December 30, 2019 and effective as of January 1, 2020, by Penn National Gaming, Inc. and Todd George is hereby incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2021. (SEC File No. 000-24206)

10.9†
Executive Agreement, dated November 17, 2020, between Penn National Gaming, Inc. and Harper Ko is hereby incorporated by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2021. (SEC File No. 000-24206)

10.10†
Executive Agreement, dated as of January 29, 2019 and effective as of October 15, 2018, by and between Penn National Gaming, Inc. and Christine LaBombard is hereby incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 31, 2019. (SEC File No. 000-24206)

10.11*†	Executive Agreement, dated December 9, 2019, between Penn National Gaming, Inc. and Christopher Rogers.

10.12*
Lease Agreement, dated March 31, 1995 between Wyomissing Professional Center III, LP and Penn National Gaming, Inc., as amended by certain amendments dated April 15, 1997, October 30, 1997, April 23, 1998, November 16, 1999, August 21, 2000, April 5, 2005, November 20, 2007, May 25, 2012, and May 12, 2021, respectively.

10.13*
Lease dated January 30, 2002 between Wyomissing Professional Center II, LP and Penn National Gaming, Inc. as amended by certain amendments dated May 23, 2002, December 4, 2002, January 29, 2003, October 19, 2010, May 25, 2012, September 1, 2017, and May 12, 2021, respectively.

10.14††
Master Lease between GLP Capital L.P. and Penn Tenant LLC dated November 1, 2013 (“Penn Master Lease”) is hereby incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on November 7, 2013. (SEC File No. 000-24206)

10.14(a)
First Amendment to the Penn Master Lease is hereby incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2014. (SEC File No. 000-24206)

10.14(b)
Second Amendment to the Penn Master Lease is hereby incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2014. (SEC File No. 000-24206)

10.14(c)
Third Amendment to the Penn Master Lease is hereby incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2016. (SEC File No. 000-24206)

10.14(d)
Fourth Amendment to the Penn Master Lease is hereby incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2017. (SEC File No. 000-24206)

10.14(e)
Fifth Amendment to the Penn Master Lease is hereby incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2018. (SEC File No. 000-24206)

Exhibit
Number	Description of Exhibit
10.14(f)
Sixth Amendment to the Penn Master Lease is hereby incorporated by reference to Exhibit 10.16 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended on September 30, 2018. (SEC File No. 000-24206)

10.14(g)
Seventh Amendment to the Penn Master Lease is hereby incorporated by reference to Exhibit 10.17 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended on September 30, 2018. (SEC File No. 000-24206)

10.14(h)
Eighth Amendment to the Penn Master Lease is hereby incorporated by reference to Exhibit 10.28(h) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018. (SEC File No. 000-24206)

10.14(i)*††	Ninth Amendment to the Penn Master Lease between GLP Capital L.P. and Penn Tenant LLC dated January 14, 2022.

10.15††
Master Lease, dated April 28, 2016, by and between PNK Entertainment, Inc. and Pinnacle Entertainment, Inc. (“PNK Master Lease”) is hereby incorporated by reference to Exhibit 2.2 to Pinnacle Entertainment, Inc.’s Current Report on Form 8-K filed on April 28, 2016. (SEC File No. 001-37666)

10.15(a)
First Amendment to PNK Master Lease, dated August 29, 2016, by and between Pinnacle MLS, LLC and Gold Merger Sub, LLC is hereby incorporated by reference to Exhibit 2.3 to Pinnacle Entertainment, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2016. (SEC File No. 001-37666)

10.15(b)
Second Amendment to PNK Master Lease, dated October 25, 2016, by and between Pinnacle MLS, LLC and Gold Merger Sub, LLC is hereby incorporated by reference to Exhibit 2.4 to Pinnacle Entertainment, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2016. (SEC File No. 001-37666)

10.15(c)
Third Amendment to PNK Master Lease, dated March 24, 2017, by and between Pinnacle MLS, LLC and Gold Merger Sub, LLC is hereby incorporated by reference to Exhibit 10.1 to Pinnacle Entertainment, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2017. (SEC File No. 001-37666)

10.15(d)††
Fourth Amendment to PNK Master Lease, dated as of October 15, 2018, by and between Pinnacle MLS, LLC and Gold Merger Sub, LLC is hereby incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on October 15, 2018. (SEC File No. 000-24206)

10.15(e)*††	Fifth Amendment to PNK Master Lease, dated as of January 14, 2022, by and between Pinnacle MLS, LLC and Gold Merger Sub, LLC.

10.16
Guarantee of PNK Master Lease, dated as of October 15, 2018, by Penn National Gaming, Inc. is hereby incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on October 15, 2018. (SEC File No. 000-24206)

10.17††
Lease, dated as of April 16, 2020, by and between Tropicana Land LLC and Tropicana Las Vegas, Inc. is hereby incorporated by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K filed on April 20, 2020. (SEC File No. 000-24206)

10.18
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

10.19
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
10.19(a)
First Amendment to Amended and Restated Credit Agreement dated as of February 23, 2018, among Penn National Gaming, Inc., certain subsidiaries of Penn National Gaming, Inc. party thereto as guarantors, each consenting lender and Bank of America, N.A., as letter of credit lender, swingline lender, administrative agent and collateral agent is hereby incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 28, 2018. (SEC File No. 000-24206)

10.19(b)
Second Amendment to Amended and Restated Credit Agreement dated as of April 14, 2020, by and among Penn National Gaming, Inc., the guarantors party thereto, the lenders party thereto and Bank of America, N.A., as letter of credit lender, swingline lender, administrative agent and collateral agent is hereby incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 20, 2020. (SEC File No. 000-24206)

10.19(c)††
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

10.21(a)
Amendment to Second Amended and Restated Excursion Boat Sponsorship and Operations Agreement, dated February 16, 2010, between Iowa West Racing Association and Ameristar Casino Council Bluffs, Inc. is hereby incorporated by reference to Exhibit 10.26 to Pinnacle Entertainment, Inc.’s Amendment No. 4 to Registration Statement on Form 10 filed on March 17, 2016. (SEC File No. 001-37666)

10.21(b)
Second Amendment to Second Amended and Restated Excursion Boat Sponsorship and Operations Agreement, dated May 16, 2017, between Iowa West Racing Association and Ameristar Casino Council Bluffs, LLC is hereby incorporated by reference to Exhibit 10.33 to Pinnacle Entertainment, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017. (SEC File No. 001-37666)

10.22††
Membership Interest Purchase Agreement, dated as of June 18, 2018, among VICI Properties Inc., Riverview Merger Sub Inc., Penn Tenant II, LLC and Penn National Gaming, Inc. is hereby incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 19, 2018. (SEC File No. 000-24206)

21.1*	Subsidiaries of the Registrant.

23.1*	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm.

31.1*	CEO Certification pursuant to rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

31.2*	PFO Certification pursuant to rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

32.1**	CEO Certification pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes‑ Oxley Act of 2002.

32.2**	PFO Certification pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

99.1*	Description of Governmental Regulation.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

Exhibit
Number	Description of Exhibit
101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Inline XBRL File (included in Exhibit 101)

*	Filed herewith.
**	Furnished herewith.
***	Paper filing.
†	Management contract or compensatory plan or arrangement.
††	Annexes, schedules and/or exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. Penn National Gaming, Inc. agrees to furnish supplementally a copy of any omitted attachment to the SEC on a confidential basis upon request.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PENN NATIONAL GAMING, INC.
Dated:	February 28, 2022	By:	/s/ Jay A. Snowden
Jay A. Snowden
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jay A. Snowden	President, Chief Executive Officer and Director (Principal Executive Officer)	February 28, 2022
Jay A. Snowden

/s/ Felicia R. Hendrix	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 28, 2022
Felicia R. Hendrix

/s/ Christine LaBombard	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 28, 2022
Christine LaBombard

/s/ Vimla Black-Gupta	Director	February 28, 2022
Vimla Black-Gupta

/s/ David A. Handler	Director, Chairman of the Board	February 28, 2022
David A. Handler

/s/ John M. Jacquemin	Director	February 28, 2022
John M. Jacquemin

/s/ Marla Kaplowitz	Director	February 28, 2022
Marla Kaplowitz

/s/ Ronald J. Naples	Director	February 28, 2022
Ronald J. Naples

/s/ Saul V. Reibstein	Director	February 28, 2022
Saul V. Reibstein

/s/ Jane Scaccetti	Director	February 28, 2022
Jane Scaccetti

/s/ Barbara Z. Shattuck Kohn	Director	February 28, 2022
Barbara Z. Shattuck Kohn