Form 10-Q
period 2022-03-31
PENN NATIONAL GAMING INC
filed 2022-05-05
CIK 921738

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
As of May 2, 2022, the number of shares of the registrant’s common stock outstanding was 166,802,806.

PENN NATIONAL GAMING, INC. AND SUBSIDIARIES

PART I.    FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS
PENN NATIONAL GAMING, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(in millions, except share and per share data)	March 31, 2022	December 31, 2021
Assets
Current assets
Cash and cash equivalents	$1,805.5	$1,863.9
Accounts receivable, net	122.9	195.0
Prepaid expenses	134.3	132.3
Other current assets	50.3	32.4
Total current assets	2,113.0	2,223.6
Property and equipment, net	4,579.6	4,582.2
Investment in and advances to unconsolidated affiliates	256.2	255.1
Goodwill	2,847.1	2,822.5
Other intangible assets, net	1,864.1	1,872.6
Lease right-of-use assets	6,191.9	4,853.0
Other assets	219.2	263.1
Total assets	$18,071.1	$16,872.1

Liabilities
Current liabilities
Accounts payable	$45.5	$53.3
Current maturities of long-term debt	99.5	99.5
Current portion of financing obligations	63.8	39.0
Current portion of lease liabilities	178.3	142.9
Accrued expenses and other current liabilities	735.8	798.5
Total current liabilities	1,122.9	1,133.2
Long-term debt, net of current maturities, debt discount and debt issuance costs	2,694.3	2,637.3
Long-term portion of financing obligations	4,017.4	4,057.8
Long-term portion of lease liabilities	5,940.5	4,628.6
Deferred income taxes	213.0	189.1
Other long-term liabilities	130.3	129.0
Total liabilities	14,118.4	12,775.0
Commitments and contingencies (Note 12)
Stockholders’ equity
Series B Preferred stock ($0.01 par value, 1,000,000 shares authorized, no shares issued and outstanding)	—	—
Series C Preferred stock ($0.01 par value, 18,500 shares authorized, no shares issued and outstanding)	—	—
Series D Preferred stock ($0.01 par value, 5,000 shares authorized, 969 shares issued in both periods, and 581 and 775 shares outstanding)	19.4	25.8
Common stock ($0.01 par value, 400,000,000 shares authorized in both periods, 172,131,619 and 171,729,276 shares issued, and 166,161,818 and 169,561,883 shares outstanding)	1.7	1.7
Exchangeable shares ($0.01 par value, 697,539 shares authorized and issued in both periods, 633,189 and 653,059 shares outstanding)	—	—
Treasury stock, at cost, (5,969,801 and 2,167,393 shares)	(203.5)	(28.4)
Additional paid-in capital	4,170.4	4,239.6
Retained earnings (accumulated deficit)	(15.9)	(86.5)
Accumulated other comprehensive loss	(18.6)	(54.4)
Total Penn National Gaming stockholders’ equity	3,953.5	4,097.8
Non-controlling interest	(0.8)	(0.7)
Total stockholders’ equity	3,952.7	4,097.1
Total liabilities and stockholders’ equity	$18,071.1	$16,872.1
See accompanying notes to the unaudited Consolidated Financial Statements.

PENN NATIONAL GAMING, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the three months ended March 31,
(in millions, except per share data)	2022	2021
Revenues
Gaming	$1,291.2	$1,082.0
Food, beverage, hotel and other	273.0	192.9
Total revenues	1,564.2	1,274.9
Operating expenses
Gaming	686.6	527.8
Food, beverage, hotel and other	171.9	123.1
General and administrative	295.5	326.2
Depreciation and amortization	118.2	81.3
Total operating expenses	1,272.2	1,058.4
Operating income	292.0	216.5
Other income (expenses)
Interest expense, net	(160.8)	(135.7)
Income from unconsolidated affiliates	8.7	9.6
Other	(40.7)	21.1
Total other expenses	(192.8)	(105.0)
Income before income taxes	99.2	111.5
Income tax expense	(47.6)	(20.6)
Net income	51.6	90.9
Less: Net loss attributable to non-controlling interest	0.1	0.1
Net income attributable to Penn National Gaming	$51.7	$91.0

Earnings per share:
Basic earnings per share	$0.31	$0.58
Diluted earnings per share	$0.29	$0.55

Weighted-average common shares outstanding—basic	168.2	155.7
Weighted-average common shares outstanding—diluted	184.2	172.8
See accompanying notes to the unaudited Consolidated Financial Statements.

PENN NATIONAL GAMING, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	For the three months ended March 31,
(in millions)	2022	2021
Net income	$51.6	$90.9
Other comprehensive income:
Foreign currency translation adjustment during the period	35.8	—
Other comprehensive income	35.8	—
Total comprehensive income	87.4	90.9
Less: Comprehensive loss attributable to non-controlling interest	0.1	0.1
Comprehensive income attributable to Penn National Gaming	$87.5	$91.0
See accompanying notes to the unaudited Consolidated Financial Statements.

PENN NATIONAL GAMING, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(UNAUDITED)

	Three Months Ended March 31, 2022 and 2021
	Preferred Stock		Common Stock				Treasury Stock	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Penn Stockholders’ Equity	Non-Controlling Interest	Total Stockholders’ Equity
(in millions, except share data)	Shares	Amount	Penn National Gaming Shares	Amount	Exchangeable Shares	Amount
Balance as of January 1, 2022	775	$25.8	169,561,883	$1.7	653,059	$—	$(28.4)	$4,239.6	$(86.5)	$(54.4)	$4,097.8	$(0.7)	$4,097.1
Share-based compensation arrangements	—	—	188,273	—	—	—	—	17.0	—	—	17.0	—	17.0
Share repurchases	—	—	(3,802,408)	—	—	—	(175.1)	—	—	—	(175.1)	—	(175.1)
Preferred stock conversions (Note 13)	(194)	(6.4)	194,200	—	—	—	—	6.4	—	—	—	—	—
Exchangeable shares conversions (Note 13)	—	—	19,870	—	(19,870)	—	—	—	—	—	—	—	—
Currency translation adjustment	—	—	—	—	—	—	—	—	—	35.8	35.8	—	35.8
Cumulative-effect adjustment upon adoption of ASU 2020-06	—	—	—	—	—	—	—	(88.2)	18.9	—	(69.3)	—	(69.3)
Net income (loss)	—	—	—	—	—	—	—	—	51.7	—	51.7	(0.1)	51.6
Other	—	—	—	—	—	—	—	(4.4)	—	—	(4.4)	—	(4.4)
Balance as of March 31, 2022	581	$19.4	166,161,818	$1.7	633,189	$—	$(203.5)	$4,170.4	$(15.9)	$(18.6)	$3,953.5	$(0.8)	$3,952.7

Balance as of January 1, 2021	883	$23.1	155,700,834	$1.6	—	$—	$(28.4)	$3,167.2	$(507.3)	$—	$2,656.2	$(0.4)	$2,655.8
Share-based compensation arrangements	—	—	478,107	—	—	—	—	4.0	—	—	4.0	—	4.0
Share issuance (Note 13)	43	5.1	—	—	—	—	—	—	—	—	5.1	—	5.1
Conversion of Preferred Stock (Note 13)	(151)	(4.0)	151,200	—	—	—	—	4.0	—	—	—	—	—
Net income (loss)	—	—	—	—	—	—	—	—	91.0	—	91.0	(0.1)	90.9
Balance as of March 31, 2021	775	$24.2	156,330,141	$1.6	—	$—	$(28.4)	$3,175.2	$(416.3)	$—	$2,756.3	$(0.5)	$2,755.8
See accompanying notes to the unaudited Consolidated Financial Statements.

PENN NATIONAL GAMING, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the three months ended March 31,
(in millions)	2022	2021
Operating activities
Net income	$51.6	$90.9
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	118.2	81.3
Amortization of debt discount and debt issuance costs	2.7	5.5
Noncash interest expense	6.2	—
Noncash operating lease expense	25.2	35.5
Holding (gain) loss on equity securities	38.7	(26.2)
Gain on Hurricane Laura	(8.8)	—
Income from unconsolidated affiliates	(8.7)	(9.6)
Return on investment from unconsolidated affiliates	8.0	5.5
Deferred income taxes	22.9	8.3
Stock-based compensation	17.0	4.2
Changes in operating assets and liabilities, net of businesses acquired
Accounts receivable	54.2	(41.1)
Prepaid expenses and other current assets	(39.8)	(28.5)
Other assets	6.7	(1.6)
Accounts payable	(7.8)	(10.6)
Accrued expenses	(44.4)	70.9
Income taxes	22.9	20.2
Operating lease liabilities	(23.6)	(31.1)
Other current and long-term liabilities	(16.6)	2.5
Other	0.3	4.4
Net cash provided by operating activities	224.9	180.5
Investing activities
Capital expenditures	(65.6)	(25.7)
Proceeds from sale of property and equipment	3.8	—
Hurricane Laura insurance proceeds	24.2	—
Other	(2.0)	(1.6)
Net cash used in investing activities	(39.6)	(27.3)
Financing activities
Principal payments on long-term debt	(20.5)	(16.1)
Proceeds from other long-term obligations	—	72.5
Payments of other long-term obligations	(0.6)	(0.7)
Principal payments on financing obligations	(15.5)	(8.7)
Principal payments on finance leases	(25.4)	(1.7)
Proceeds from exercise of options	2.3	5.7
Repurchase of common stock	(175.1)	—
Proceeds from insurance financing	—	23.1
Payments on insurance financing	—	(9.2)
Other	(4.4)	(4.8)
Net cash (used in) provided by financing activities	(239.2)	60.1
Effect of currency rate changes on cash, cash equivalents, and restricted cash	(0.9)	—
Change in cash, cash equivalents, and restricted cash	(54.8)	213.3

	For the three months ended March 31,
(in millions)	2022	2021
Cash, cash equivalents and restricted cash at the beginning of the year	1,880.1	1,870.4
Cash, cash equivalents and restricted cash at the end of the period	$1,825.3	$2,083.7

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$1,805.5	$2,062.2
Restricted cash included in Other current assets	18.6	20.2
Restricted cash included in Other assets	1.2	1.3
Total cash, cash equivalents and restricted cash	$1,825.3	$2,083.7

Supplemental disclosure:
Cash paid for interest, net of amounts capitalized	$159.9	$138.8
Cash payments (refunds) related to income taxes, net	$1.0	$(8.8)

Non-cash activities:
Commencement of operating leases	$38.1	$5.7
Commencement of finance leases	$1,357.8	$—
Accrued capital expenditures	$28.9	$15.6
See accompanying notes to the unaudited Consolidated Financial Statements.

PENN NATIONAL GAMING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1—Organization and Basis of Presentation
Organization: Penn National Gaming, Inc., together with its subsidiaries (“Penn,” the “Company,” “we,” “our,” or “us”), is North America’s leading provider of integrated entertainment, sports content, and casino gaming experiences. A member of the S&P 500, Penn operates 44 properties in 20 states, online sports betting in 13 jurisdictions and iCasino in five, under a portfolio of well-recognized brands including Hollywood Casino® , L'Auberge® , Barstool Sportsbook® and theScore Bet® . Penn’s highly differentiated strategy, which is focused on organic cross-sell opportunities, is reinforced by its investments in owned technology, including a state-of-the-art media and betting platform and an in-house iCasino content studio. The Company’s portfolio is further bolstered by its industry-leading mychoice® customer loyalty program (the “mychoice program”), which offers its over 25 million members a unique set of rewards and experiences across business channels.

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

Segment Information: We have five reportable segments: Northeast, South, West, Midwest, and Interactive. Our gaming and racing properties are grouped by geographic location and each is viewed as an operating segment with the exception of our two properties in Jackpot, Nevada, which are viewed as one operating segment. We consider our combined Video Gaming Terminal (“VGT”) operations, by state, to be separate operating segments. Interactive includes the operating results of Penn Interactive Ventures, LLC (“Penn Interactive”), Score Media and Gaming, Inc. (“theScore”), and our proportionate share of earnings attributable to our equity method investment in Barstool Sports, Inc. (“Barstool Sports”). See Note 16, “Segment Information,” for further information. For financial reporting purposes, we aggregate our operating segments into the following reportable segments:

	Location	Real Estate Assets Lease or Ownership Structure
Northeast segment
Ameristar East Chicago	East Chicago, Indiana	Pinnacle Master Lease
Greektown Casino-Hotel	Detroit, Michigan	Greektown Lease
Hollywood Casino Bangor	Bangor, Maine	Penn Master Lease
Hollywood Casino at Charles Town Races	Charles Town, West Virginia	Penn Master Lease
Hollywood Casino Columbus	Columbus, Ohio	Penn Master Lease
Hollywood Casino Lawrenceburg	Lawrenceburg, Indiana	Penn Master Lease
Hollywood Casino Morgantown	Morgantown, Pennsylvania	Morgantown Lease
Hollywood Casino at Penn National Race Course	Grantville, Pennsylvania	Penn Master Lease
Hollywood Casino Perryville	Perryville, Maryland	Perryville Lease
Hollywood Casino Toledo	Toledo, Ohio	Penn Master Lease
Hollywood Casino York	York, Pennsylvania	Operating Lease (not with REIT Landlord)
Hollywood Gaming at Dayton Raceway	Dayton, Ohio	Penn Master Lease
Hollywood Gaming at Mahoning Valley Race Course	Youngstown, Ohio	Penn Master Lease
Marquee by Penn (1)	Pennsylvania	N/A
Hollywood Casino at Meadows Racetrack	Washington, Pennsylvania	Meadows Lease
Plainridge Park Casino	Plainville, Massachusetts	Pinnacle Master Lease

South segment
1st Jackpot Casino	Tunica, Mississippi	Penn Master Lease
Ameristar Vicksburg	Vicksburg, Mississippi	Pinnacle Master Lease
Boomtown Biloxi	Biloxi, Mississippi	Penn Master Lease
Boomtown Bossier City	Bossier City, Louisiana	Pinnacle Master Lease
Boomtown New Orleans	New Orleans, Louisiana	Pinnacle Master Lease
Hollywood Casino Gulf Coast	Bay St. Louis, Mississippi	Penn Master Lease
Hollywood Casino Tunica	Tunica, Mississippi	Penn Master Lease
L’Auberge Baton Rouge	Baton Rouge, Louisiana	Pinnacle Master Lease
L’Auberge Lake Charles	Lake Charles, Louisiana	Pinnacle Master Lease
Margaritaville Resort Casino	Bossier City, Louisiana	Margaritaville Lease

West segment
Ameristar Black Hawk	Black Hawk, Colorado	Pinnacle Master Lease
Cactus Petes and Horseshu	Jackpot, Nevada	Pinnacle Master Lease
M Resort	Henderson, Nevada	Penn Master Lease
Tropicana Las Vegas	Las Vegas, Nevada	Tropicana Lease
Zia Park Casino	Hobbs, New Mexico	Penn Master Lease

Midwest segment
Ameristar Council Bluffs	Council Bluffs, Iowa	Pinnacle Master Lease
Argosy Casino Alton (2)	Alton, Illinois	Penn Master Lease
Argosy Casino Riverside	Riverside, Missouri	Penn Master Lease
Hollywood Casino Aurora	Aurora, Illinois	Penn Master Lease
Hollywood Casino Joliet	Joliet, Illinois	Penn Master Lease
Hollywood Casino at Kansas Speedway (3)	Kansas City, Kansas	Owned - JV
Hollywood Casino St. Louis	Maryland Heights, Missouri	Penn Master Lease
Prairie State Gaming (1)	Illinois	N/A
River City Casino	St. Louis, Missouri	Pinnacle Master Lease
(1)VGT route operations

(2)The riverboat is owned by us and not subject to the Penn Master Lease.
(3)Pursuant to a joint venture (“JV”) with NASCAR and includes the Company’s 50% investment in Kansas Entertainment, LLC (“Kansas Entertainment”), which owns Hollywood Casino at Kansas Speedway.
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
Complimentaries Associated with Gaming Contracts
Food, beverage, hotel, and other services furnished to patrons for free as an inducement to gamble or through the redemption of our customers’ loyalty points are recorded as food, beverage, hotel, and other revenues, at their estimated standalone selling prices with an offset recorded as a reduction to gaming revenues. The cost of providing complimentary goods and services to patrons as an inducement to gamble as well as for the fulfillment of our loyalty point obligation is included in food, beverage, hotel, and other expenses. Revenues recorded to food, beverage, hotel and other and offset to gaming revenues were as follows:

	For the three months ended March 31,
(in millions)	2022	2021
Food and beverage	$50.7	$36.1
Hotel	32.2	26.4
Other	2.5	1.9
Total complimentaries associated with gaming contracts	$85.4	$64.4
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
Our mychoice program allows members to earn loyalty points that are redeemable for slot play and complimentaries, such as food and beverage at our restaurants, lodging at our hotels and products offered at our retail stores across the vast majority of our properties. In addition, members of the mychoice program earn credit toward tier status, which entitles them to receive certain other benefits, such as gifts and free play. The obligation associated with our mychoice program, which is included in “Accrued expenses and other current liabilities” within our unaudited Consolidated Balance Sheets, was $45.5 million and $37.6 million as of March 31, 2022 and December 31, 2021, respectively, and consisted principally of the obligation associated with the loyalty points. Our loyalty point obligations are generally settled within six months of issuance. Changes between the opening and closing balances primarily relate to the timing of our customers’ election to redeem loyalty points as well as the timing of when our customers receive their earned tier status benefits.
The Company’s advance payments on goods and services yet to be provided and for unpaid wagers primarily consist of the following: (i) deposits on rooms and convention space, (ii) money deposited on behalf of a customer in advance of their property visit (referred to as “safekeeping” or “front money”), (iii) money deposited in an online wallet not yet wagered or wagered and not yet withdrawn, (iv) outstanding tickets generated by slot machine play or pari-mutuel wagering, (v) outstanding chip liabilities, (vi) unclaimed jackpots, and (vii) gift cards redeemable at our properties. Unpaid wagers primarily relate to the Company’s obligation to settle outstanding slot tickets, pari-mutuel racing tickets, gaming chips with customers and online wagers not yet withdrawn and generally represent obligations stemming from prior wagering events, of which revenue was previously recognized. The Company’s advance payments on goods and services yet to be provided and for unpaid wagers were $101.6 million and $112.0 million as of March 31, 2022 and December 31, 2021. Advance payments on goods and services yet to be provided and for unpaid wagers are included in “Accrued expenses and other current liabilities” within our unaudited Consolidated Balance Sheets.
Penn Interactive enters into multi-year agreements with sports betting operators for online sports betting and related iCasino market access across our portfolio of properties. Deferred revenue associated with third-party sports betting operators for online sports betting and related iCasino market access, which is included in “Other long-term liabilities” within our unaudited Consolidated Balance Sheets was $58.2 million and $52.2 million as of March 31, 2022 and December 31, 2021, respectively.

Advertising: The Company expenses advertising costs the first time the advertising takes place or as incurred. Advertising expenses, which generally relate to media placement costs and are primarily included in “Gaming” expenses within the unaudited Consolidated Statements of Operations, were $24.1 million, and $17.1 million, for the three months ended March 31, 2022 and 2021, respectively.
Gaming and Racing Taxes: We are subject to gaming and pari-mutuel taxes based on gross gaming revenue and pari-mutuel revenue in the jurisdictions in which we operate. The Company primarily recognizes gaming and pari-mutuel tax expense based on the statutorily required percentage of revenue that is required to be paid to state and local jurisdictions in the states where or in which the wagering occurs, as well as taxes on revenues derived from arrangements which allow for third-party partners to operate online casinos and online sportsbooks under our gaming licenses. Additionally, some states require us to prepay annual assessments to support the operations of local regulatory authorities. We consider these prepaid costs to be a type of gaming and racing tax. Gaming and racing taxes are recorded in “Gaming” expense or “Food, beverage, hotel, and other” expenses within the unaudited Consolidated Statements of Operations, and were $472.2 million and $417.9 million for the three months ended March 31, 2022 and 2021, respectively.
Foreign Currency Translation: The functional currency of the Company’s foreign subsidiaries is the local currency in which the subsidiary operates. Balance sheet accounts are translated at the exchange rate in effect at each balance sheet date. Translation adjustments resulting from this process are recorded to other comprehensive income. Revenues and expenses are translated at the average exchange rates during the year. Gains or losses resulting from foreign currency transactions are included in “Other” within our unaudited Consolidated Statements of Operations.
Comprehensive Income and Accumulated Other Comprehensive Income (Loss): Comprehensive income includes net income and all other non-stockholder changes in equity, or other comprehensive income. The balance of accumulated other comprehensive income consists solely of foreign currency translation adjustments.
Earnings Per Share: Basic earnings per share (“EPS”) is computed by dividing net income (loss) applicable to common stock by the weighted-average number of common shares outstanding during the period. Diluted EPS reflects the additional dilution, if any, for all potentially-dilutive securities such as stock options, unvested restricted stock awards (“RSAs”) and restricted stock units (“RSUs”) (collectively with RSAs, “restricted stock”), outstanding convertible preferred stock and convertible debt.
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
Voting Interest Entities and Variable Interest Entities: The Company consolidates all subsidiaries or other entities in which it has a controlling financial interest. The consolidation guidance requires an analysis to determine if an entity should be evaluated for consolidation using the VOE model or the VIE model. Under the VOE model, controlling financial interest is generally defined as a majority ownership of voting rights. Under the VIE model, controlling financial interest is defined as (i) the power to direct activities that most significantly impact the economic performance of the entity and (ii) the obligation to absorb losses of or the right to receive benefits from the entity that could potentially be significant to the entity. For those entities that qualify as a VIE, the primary beneficiary is generally defined as the party who has a controlling financial interest in the VIE. The Company consolidates the financial position and results of operations of every VOE in which it has a controlling financial interest and VIEs in which it is considered to be the primary beneficiary. See Note 10, “Investments in and Advances to Unconsolidated Affiliates.”
Note 3—New Accounting Pronouncements
In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting” (“ASU 2020-04”). ASU 2020-04 provides an optional expedient and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. In response to the concerns about structural risks of interbank offered rates and, particularly, the risk of cessation of the London Interbank Offered Rate (referred to as “LIBOR”), regulators in several jurisdictions around the world have undertaken reference rate reform initiatives to identify alternative reference rates that are more observable or transaction-based and less susceptible to manipulation. ASU 2020-04 also provides companies with optional guidance to ease the potential accounting burden associated with transitioning away from reference rates that are expected to be discontinued. ASU 2020-04 can be adopted no later than December 1, 2022 with early adoption permitted. The interest rates associated with the Company’s borrowings under its Senior Secured Credit Facilities (as defined in Note 8, “Long-term Debt”) are tied to LIBOR. Subsequent to the amendment of the Senior Secured Credit Facilities on May 3, 2022, the Company’s borrowings are tied to SOFR (see Note 8, “Long-term Debt”). The adoption of ASU 2020-04 did not have an impact on our unaudited Consolidated Financial Statements.
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
The new standard impacts the Company’s existing 2.75% convertible senior notes due May 2026 (“Convertible Notes”) which prior to adoption of the new standard, were accounted for under the cash conversion feature model. The cash conversion feature model is eliminated under the new standard and entities will no longer separately present in stockholders’ equity an embedded conversion feature of a debt instrument.
The new guidance also requires the use of the if-converted method when calculating diluted EPS for convertible instruments and the treasury stock method should no longer be used. Under the new guidance, convertible instruments that may be settled in cash or shares (e.g., the Company’s Convertible Notes) are to be included in the calculation of diluted EPS if the effect is more dilutive, with no option for rebutting the presumption of share settlement based on stated policy or past experience. Each of these requirements are consistent with Company’s previous method for calculating diluted EPS.
The Company adopted ASU 2020-06 effective January 1, 2022, using the modified retrospective approach. Adoption of ASU 2020-06 resulted in reclassification of the $88.2 million cash conversion feature related to the Company’s Convertible Notes, from stockholders’ equity to liabilities. As a result of the adoption, the Company recognized as a cumulative effect adjustment, an increase to the January 1, 2022 opening balance of retained earnings of $18.9 million, net of taxes.
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
The Company recorded a receivable relating to our estimate of repairs and maintenance costs which have been incurred and property and equipment which have been written off, and for which we deem the recovery of such costs and property and equipment from our insurers to be probable. The insurance recovery receivable was included in “Accounts Receivable, net” within the unaudited Consolidated Balance Sheets. As we deemed it probable that the proceeds to be recovered from our insurers exceeds the total of our insurance recovery recorded and our insurers’ deductible and coinsurance, we did not record any loss associated with the impact of this natural disaster. Timing differences exist between the recognition of (i) impairment losses and capital expenditures made to repair or restore the assets and (ii) the receipt of insurance proceeds within the unaudited Consolidated Financial Statements.
As of December 31, 2021, the receivable was $28.7 million. During three months ended March 31, 2022, we received additional insurance claim proceeds totaling $37.5 million, resulting in a gain of $8.8 million, which is included in “General and administrative” within our unaudited Consolidated Statements of Operations.
We will record proceeds in excess of the recognized losses and lost profits under our business interruption insurance as a gain contingency in accordance with ASC 450, “Contingencies,” which we expect to recognize at the time of final settlement or when nonrefundable cash advances are made in a period subsequent to March 31, 2022.

The following table summarizes the financial impact of Hurricane Laura related matters:

(in millions)	March 31, 2022	December 31, 2021
Insurance proceeds received through the end of the period	$85.0	$47.5
Deductible	$15.0	$15.0
Coinsurance	$2.5	$2.5
Clean-up, restoration, and other costs	$52.8	$52.8
Fixed asset write-off	$23.2	$23.2
Inventory write-off	$0.2	$0.2
Insurance receivable	$—	$28.7
Note 5—Revenue Disaggregation
We generate revenues at our owned, managed or operated properties principally by providing the following types of services: (i) gaming, including iCasino, retail and online sports betting; (ii) food and beverage; (iii) hotel; and (iv) other. Other revenues are principally comprised of ancillary gaming-related activities, such as commissions received on ATM transactions, racing, Penn Interactive’s social gaming, and revenue from third-party sports betting operators and the related gross-up for taxes. Our revenue is disaggregated by type of revenue and geographic location of the related properties, which is consistent with our reportable segments, as follows:

	For the three months ended March 31, 2022
(in millions)	Northeast	South	West	Midwest	Interactive	Other	Intersegment Eliminations (1)	Total
Revenues:
Gaming	$599.1	$278.6	$94.1	$256.5	$62.9	$—	$—	$1,291.2
Food and beverage	31.9	31.0	19.3	12.5	—	1.2	—	95.9
Hotel	8.1	22.0	22.3	7.6	—	—	—	60.0
Other	19.4	9.8	5.2	6.3	78.6	6.1	(8.3)	117.1
Total revenues	$658.5	$341.4	$140.9	$282.9	$141.5	$7.3	$(8.3)	$1,564.2

	For the three months ended March 31, 2021
(in millions)	Northeast	South	West	Midwest	Interactive	Other	Intersegment Eliminations (1)	Total
Revenues:
Gaming	$527.0	$245.4	$69.1	$216.9	$23.6	$—	$—	$1,082.0
Food and beverage	20.9	23.1	11.9	7.0	—	0.1	—	63.0
Hotel	5.8	19.6	12.5	5.9	—	—	—	43.8
Other	17.2	7.8	3.1	4.9	62.7	1.5	(11.1)	86.1
Total revenues	$570.9	$295.9	$96.6	$234.7	$86.3	$1.6	$(11.1)	$1,274.9

(1)     Primarily represents the elimination of intersegment revenues associated with our internally-branded retail sportsbooks, which are operated by Penn Interactive.

Note 6—Acquisitions and Dispositions
Tropicana Las Vegas
On April 16, 2020, we sold the real estate assets associated with the operations of Tropicana Las Vegas Hotel and Casino, Inc. (“Tropicana”) to GLPI in exchange for rent credits of $307.5 million, and utilized the rent credits to pay rent under our existing Master Leases and the Meadows Lease, (as defined and discussed in Note 9, “Leases”), beginning in May 2020. Contemporaneous with the sale, the Company entered into the Tropicana Lease, (as defined and discussed in Note 9, “Leases”). Pursuant to the purchase agreement, GLPI would conduct a sale process with respect to both the real estate assets and the operations of Tropicana for up to 24 months (the “Sale Period”), with the Company receiving (i) 75% of the proceeds above

$307.5 million plus certain taxes, expenses and costs if an agreement for such sale is signed in the first 12 months of the Sale Period or (ii) 50% of the proceeds above $307.5 million plus certain taxes, expenses and costs if an agreement for such sale is signed in the remainder of the Sale Period.
On January 11, 2022, Penn entered into a definitive purchase agreement to sell its outstanding equity interest in Tropicana, which has the gaming license and operates the Tropicana, to Bally’s Corporation (“Bally’s”). This transaction is expected to close within the second half of 2022, subject to Penn, GLPI, and Bally’s entering into definitive agreements and obtaining regulatory approval.
HitPoint Inc. and LuckyPoint Inc.
On May 11, 2021, we acquired 100% of the outstanding equity of HitPoint Inc. and Lucky Point Inc. (collectively, “Hitpoint”). The purchase price totaled $12.7 million, consisting of $6.2 million in cash, $3.5 million of the Company’s common equity, and a $3.0 million contingent liability. The contingent liability is payable in annual installments over three years, through a combination of cash and the Company’s common equity, and is based on achievement of certain performance factors. The purchase price allocation resulted in a recognition of $8.8 million of goodwill, $4.0 million in developed technology which is included in “Other intangible assets, net” within the Consolidated Balance Sheets, along with other miscellaneous operating assets and liabilities. The developed technology is an amortizing intangible asset with an assigned useful life of five years, and was valued using the multi-period excess earnings method, a variation of the income approach, which is supported by observable market data for peer companies.
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
The gaming license is an indefinite-lived intangible asset, and the customer relationships are an amortizing intangible asset with a useful life of two years. The Company valued (i) the gaming license using the Greenfield Method, a form of the income approach; (ii) the customer relationships using the “with and without” method, a form of the income approach, and (iii) the property and equipment and other various operating assets and liabilities primarily utilizing the cost approach. All valuation methods of the income approach are supported by observable market data for peer casino operator companies.
Sam Houston Race Park and Valley Race Park
On August 1, 2021, we completed the acquisition of the remaining 50% ownership interest in the Sam Houston Race Park in Houston, Texas, the Valley Race Park in Harlingen, Texas, and a license to operate a racetrack in Austin, Texas (collectively, “Sam Houston”), from PM Texas Holdings, LLC for a purchase price of $57.8 million, comprised of $42.0 million in cash and $15.8 million of the Company’s common equity, which was preliminarily allocated to property and equipment. In conjunction with the acquisition, we recorded a gain of $29.9 million on our equity method investment, which was included in “Other” within our Consolidated Statements of Operations. The property and equipment assets were valued using a combination of the market and cost approaches.
Score Media and Gaming Inc.
On October 19, 2021, we acquired 100% of theScore for a purchase price of approximately $2.1 billion. Under the terms of the agreement, 1317774 B.C. Ltd. (the “Purchaser”), an indirectly wholly owned subsidiary of Penn, acquired each of the issued and outstanding theScore shares (other than those held by Penn and its subsidiaries) for US$17.00 per share in cash consideration, totaling $922.8 million, and either 0.2398 of a share of common stock, par value $0.01 of Penn Common Stock or, if validly elected, 0.2398 of an exchangeable share in the capital of the Purchaser (each whole share, an “Exchangeable Share”), totaling 12,319,340 shares of Penn Common Stock and 697,539 Exchangeable Shares for approximately $1.0 billion. Each Exchangeable Share will be exchangeable into one share of Penn Common Stock at the option of the holder, subject to certain adjustments. In addition, Purchaser may redeem all outstanding Exchangeable Shares in exchange for shares of Penn Common Stock at any time following the fifth anniversary of the closing, or earlier under certain circumstances. The acquisition provides us with the technology, resources and audience reach to accelerate our media and sports betting strategy across North America.

The Company held shares of theScore common stock prior to the acquisition and, as such, the acquisition date estimated fair value of this previously held investment was a component of the purchase consideration. Based on the acquisition date fair value of this investment of $58.9 million, the Company recorded a gain of $2.9 million related to remeasurement of the equity security investment immediately prior to the acquisition date which was included in “Other” within our Consolidated Statements of Operations.
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
Acquired identifiable intangible assets consist of gaming technology, media technology, tradename, advertising relationships, customer relationships, and a re-acquired right. Tradename is an indefinite-lived intangible asset. All other intangible assets are definite-lived with assigned useful lives primarily ranging from 1-7 years. The re-acquired right intangible asset was assigned a 17.8 year useful life based on the remaining term of a pre-acquisition market access contract between Penn and theScore.
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

Unaudited Pro Forma Financial Information
The following table includes unaudited pro forma consolidated financial information assuming our acquisition of Hitpoint, Perryville, Sam Houston and theScore had occurred as of January 1, 2021. The pro forma amounts include the historical operating results of Penn and Hitpoint, Perryville, Sam Houston and theScore prior to our acquisitions. The pro forma financial information does not necessarily represent the results that may occur in the future. For the three months ended March 31, 2021, pro forma adjustments directly attributable to the acquisitions include acquisition and transaction related costs of $1.6 million incurred by both Penn and the respective acquirees’ and gains of $43.4 million related to our purchase of the remaining 50% of Sam Houston and a net unrealized gain on the equity security investment in theScore.

For the three months ended March 31,
(in millions)	2021
Revenues	$1,306.0
Net income	$36.1
Note 7—Goodwill and Other Intangible Assets
A reconciliation of goodwill and accumulated goodwill impairment losses, by reportable segment, is as follows:

(in millions)	Northeast	South	West	Midwest	Interactive	Other	Total
Balance as of December 31, 2021
Goodwill, gross	$923.5	$236.6	$216.8	$1,116.7	$1,724.0	$87.7	$4,305.3
Accumulated goodwill impairment losses	(761.4)	(61.0)	(16.6)	(556.1)	—	(87.7)	(1,482.8)
Goodwill, net	$162.1	$175.6	$200.2	$560.6	$1,724.0	$—	$2,822.5

Effect of foreign currency exchange rates	—	—	—	—	24.6	—	24.6
Balance as of March 31, 2022
Goodwill, gross	$923.5	$236.6	$216.8	$1,116.7	$1,748.6	$87.7	$4,329.9
Accumulated goodwill impairment losses	(761.4)	(61.0)	(16.6)	(556.1)	—	(87.7)	(1,482.8)
Goodwill, net	$162.1	$175.6	$200.2	$560.6	$1,748.6	$—	$2,847.1
There were no impairment charges recorded to goodwill during the three months ended March 31, 2022 and 2021.
The table below presents the gross carrying amount, accumulated amortization and net carrying amount of each major class of other intangible assets:

	March 31, 2022			December 31, 2021
(in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Indefinite-lived intangible assets
Gaming licenses	$1,285.4	$—	$1,285.4	$1,285.4	$—	$1,285.4
Trademarks	339.8	—	339.8	338.2	—	338.2
Other	0.7	—	0.7	0.7	—	0.7
Amortizing intangible assets
Customer relationships	115.0	(94.7)	20.3	114.9	(91.4)	23.5
Technology	256.0	(49.8)	206.2	252.7	(40.5)	212.2
Other	19.6	(7.9)	11.7	19.4	(6.8)	12.6
Total other intangible assets	$2,016.5	$(152.4)	$1,864.1	$2,011.3	$(138.7)	$1,872.6

There were no impairment charges recorded to other intangible assets, net for the three months ended March 31, 2022 and 2021.
Amortization expense related to our amortizing intangible assets was $15.0 million and $2.2 million for the three months ended March 31, 2022 and 2021, respectively. The following table presents the estimated amortization expense based on our amortizing intangible assets as of March 31, 2022 (in millions):

Years ending December 31,
2022 (excluding the three months ended March 31, 2022)	$43.1
2023	49.6
2024	46.5
2025	31.2
2026	24.6
Thereafter	43.2
Total	$238.2
Note 8—Long-term Debt
The table below presents long-term debt, net of current maturities, debt discounts and issuance costs:

(in millions)	March 31, 2022	December 31, 2021
Senior Secured Credit Facilities:
Revolving Credit Facility due 2023	$—	$—
Term Loan A Facility due 2023	566.1	583.8
Term Loan B-1 Facility due 2025	977.1	979.9
5.625% Notes due 2027	400.0	400.0
4.125% Notes due 2029	400.0	400.0
2.75% Convertible Notes due 2026	330.5	330.5
Other long-term obligations	151.9	146.3
	2,825.6	2,840.5
Less: Current maturities of long-term debt	(99.5)	(99.5)
Less: Debt discount	(1.4)	(73.1)
Less: Debt issuance costs	(30.4)	(30.6)
	$2,694.3	$2,637.3
Senior Secured Credit Facilities
In January 2017, the Company entered into an agreement to amend and restate its previous credit agreement, dated October 30, 2013, as amended (the “Credit Agreement”), which provided for: (i) a five-year $700.0 million revolving credit facility (the “Revolving Facility”); (ii) a five-year $300.0 million Term Loan A facility (the “Term Loan A Facility”); and (iii) a seven-year $500.0 million Term Loan B facility (the “Term Loan B Facility” and collectively with the Revolving Facility and the Term Loan A Facility, the “Senior Secured Credit Facilities”).
On October 15, 2018, in connection with the acquisition of Pinnacle Entertainment, Inc. (“Pinnacle”), we entered into an incremental joinder agreement (the “Incremental Joinder”), which amended the Credit Agreement (the “Amended Credit Agreement”). The Incremental Joinder provided for an additional $430.2 million of incremental loans having the same terms as the existing Term Loan A Facility, with the exception of extending the maturity date, and an additional $1.1 billion of loans as a new tranche having new terms (the “Term Loan B-1 Facility”). With the exception of extending the maturity date, the Incremental Joinder did not impact the Revolving Facility.
On April 14, 2020, the Company entered into a second amendment to its Credit Agreement with its various lenders (the “Second Amendment”) to provide for certain modifications to required financial covenants and interest rates during, and subsequent to, a covenant relief period, which concluded on May 7, 2021 (the “Covenant Relief Period”).

Upon conclusion of the Covenant Relief Period, the Second Amendment permitted the Company to (i) maintain a maximum consolidated total net leverage ratio of 5.50:1.00 for the quarter ended March 31, 2021, 5.00:1.00 for the quarter ended June 30, 2021, 4.75:1.00 for the quarter ended September 30, 2021, 4.50:1.00 for the quarter ended December 31, 2021, and 4.25:1.00 thereafter, tested quarterly on a pro forma trailing twelve month (“PF TTM”) basis; (ii) maintain a maximum senior secured net leverage ratio of 4.50:1.00 for the quarter ended March 31, 2021, 4.00:1.00 for the quarter ended June 30, 2021, 3.75:1.00 for the quarter ended September 30, 2021, 3.50:1.00 for the quarter ended December 31, 2021, and 3.00:1.00 thereafter, tested quarterly on a PF TTM basis; and (iii) maintain an interest coverage ratio of 2.50:1.00, tested quarterly on a PF TTM basis.
Upon conclusion of the Covenant Relief Period, loans under the Senior Secured Credit Facilities called for interest at either a base rate or an adjusted LIBOR rate, plus an applicable margin. The applicable margins for the Revolving Facility and Term Loan A Facility range from 1.25% to 3.00% per annum for LIBOR loans and 0.25% to 2.00% per annum for base rate loans, in each case depending on the Consolidated Total Net Leverage Ratio (as defined in the Amended Credit Agreement) as of the most recent fiscal quarter. The Term Loan B-1 Facility continues to bear interest at 2.25% per annum for LIBOR loans and 1.25% per annum for base rate loans. All loans under the Senior Secured Credit Facilities are subject to a LIBOR “floor” of 0.75%. In addition, a commitment fee is paid on the unused portion of the commitments under the Revolving Facility at a rate that ranges from 0.20% to 0.50% per annum, depending on the Consolidated Total Net Leverage Ratio as of the most recent fiscal quarter.

On May 3, 2022, the Company entered into a Second Amended and Restated Credit Agreement with its various lenders (the “Second Amended and Restated Credit Agreement”). The Second Amended and Restated Credit Agreement provides for a $1.0 billion revolving credit facility, undrawn at close, (the “Revolving Credit Facility”), a five-year $550.0 million term loan A facility (the “Term Loan A”) and a seven-year $1.0 billion term loan B facility (the “Term Loan B”) (together, the “Credit Facilities”). The proceeds from the Credit Facilities were used to repay the existing Term Loan A Facility and Term Loan B-1 Facility balances.

The interest rates per annum applicable to loans under the Credit Facilities are, at the Company’s option, equal to either a secured overnight financing rate plus a 0.10% credit spread adjustment (“Term SOFR”) or a base rate, in each case, plus an applicable margin. The applicable margin for each of the Revolving Credit Facility and the Term Loan A is initially 1.75% for Term SOFR loans and 0.75% for base rate loans until the Company provides financial reports for the first full fiscal quarter following closing and, thereafter, will range from 2.25% to 1.50% per annum for Term SOFR loans and 1.25% to 0.50% per annum for base rate loans, in each case depending on the Company’s total net leverage ratio. The applicable margin for the Term Loan B is 2.75% per annum for Term SOFR loans and 1.75% per annum for base rate loans. The Term Loan B is subject to a Term SOFR “floor” of 0.50% per annum and a base rate “floor” of 1.50% per annum. The Term Loan A and Revolving Credit Facility are subject to a Term SOFR “floor” of 0.00% per annum and a base rate “floor” of 1.00%. In addition, the Company will pay a commitment fee on the unused portion of the commitments under the Revolving Credit Facility at a rate that is initially 0.25% per annum, until the Company provides financial reports for the first full fiscal quarter following closing, and thereafter, will range from 0.35% to 0.20% per annum, depending on the Company’s total net leverage ratio.

The Credit Facilities contain customary covenants that, among other things, restrict, subject to certain exceptions, the ability of the Company and certain of its subsidiaries to grant liens on their assets, incur indebtedness, sell assets, make investments, engage in acquisitions, mergers or consolidations, pay dividends and make other restricted payments and prepay certain indebtedness that is subordinated in right of payment to the obligations under the Credit Facilities. The Credit Facilities contain two financial covenants: a maximum total net leverage ratio of 4.50 to 1.00, which is subject to a step up to 5.00 to 1.00 in the case of certain significant acquisitions, and a minimum interest coverage ratio of 2.00 to 1.00. The Credit Facilities also contain certain customary affirmative covenants and events of default, including the occurrence of a change of control (as defined in the documents governing the Credit Facilities), termination and certain defaults under the Penn Master Lease and the Pinnacle Master Lease (both of which are defined in Note 9, “Leases”).

As of March 31, 2022, and December 31, 2021, the Company had conditional obligations under letters of credit issued pursuant to the Senior Secured Credit Facilities with face amounts aggregating to $25.7 million and $26.0 million, respectively, resulting in $674.3 million and $674.0 million of available borrowing capacity under the Revolving Facility, respectively.

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
The Convertible Notes are convertible into shares of the Company’s common stock at an initial conversion price of $23.40 per share, or 42.7350 shares, per $1,000 principal amount of notes, subject to adjustment if certain corporate events occur. However, in no event will the conversion exceed 55.5555 shares of common stock per $1,000 principal amount of notes. As of March 31, 2022, the maximum number of shares that could be issued to satisfy the conversion feature of the Convertible Notes is 18,360,815 and the amount by which the Convertible Notes if-converted value exceeded its principal amount was $448.4 million.
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
As of March 31, 2022 and December 31, 2021, no Convertible Notes have been converted into the Company’s common stock.
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
On January 1, 2022, the Company adopted ASU 2020-06, which resulted in a reclassification of the $88.2 million cash conversion feature related to the Company’s Convertible Notes, from stockholders’ equity to liabilities as under ASU 2020-06, bifurcation for a cash conversion feature is no longer permitted. As a result of the adoption, the Company recognized as a cumulative effect adjustment, an increase to the January 1, 2022 opening balance of retained earnings of $18.9 million, net of taxes.

The Convertible Notes consisted of the following components:

(in millions)	March 31, 2022	December 31, 2021
Liability component:
Principal	$330.5	$330.5
Unamortized debt discount	—	(71.7)
Unamortized debt issuance costs	(7.4)	(5.3)
Net carrying amount	$323.1	$253.5

Carrying amount of equity component	$—	$88.2
Interest expense, net
The table below presents interest expense, net:

	For the three months ended March 31,
(in millions)	2022	2021
Interest expense	$(161.6)	$(136.6)
Interest income	0.5	0.2
Capitalized interest	0.3	0.7
Interest expense, net	$(160.8)	$(135.7)
The table below presents interest expense related to the Convertible Notes:

	For the three months ended March 31,
(in millions)	2022	2021
Coupon interest	$2.3	$2.3
Amortization of debt discount	—	3.1
Amortization of debt issuance costs	0.4	0.2
Convertible Notes interest expense	$2.7	$5.6
Subsequent to the adoption of ASU 2020-06, the debt issuance costs attributable to the liability component continue to be amortized to interest expense over the term of the Convertible Notes at an effective interest rate of 3.329%. The remaining term of the Convertible Notes was 4.1 years as of March 31, 2022.
Covenants
Our Senior Secured Credit Facilities, 5.625% Notes and 4.125% Notes, require us, among other obligations, to maintain specified financial ratios and to satisfy certain financial tests. In addition, our Senior Secured Credit Facilities, 5.625% Notes and 4.125% notes, restrict, among other things, our ability to incur additional indebtedness, incur guarantee obligations, amend debt instruments, pay dividends, create liens on assets, make investments, engage in mergers or consolidations, and otherwise restrict corporate activities. Our debt agreements also contain customary events of default, including cross-default provisions that require us to meet certain requirements under the Penn Master Lease and the Pinnacle Master Lease (both of which are defined in Note 9, “Leases”), each with GLPI. If we are unable to meet our financial covenants or in the event of a cross-default, it could trigger an acceleration of payment terms.
As of March 31, 2022, the Company was in compliance with all required financial covenants. The Company believes that it will remain in compliance with all of its required financial covenants for at least the next twelve months following the date of filing this Quarterly Report on Form 10-Q with the SEC.

Other Long-Term Obligations
Other Long-term Obligation
In February 2021, we entered into a financing arrangement providing the Company with upfront cash proceeds while permitting us to participate in future proceeds on certain claims. The financing obligation has been classified as a non-current liability, which is expected to be settled in a future period of which the principal is contingent and predicated on other events. Consistent with an obligor’s accounting under a debt instrument, period interest will be accreted using an effective interest rate of 27.0% and until such time that the claims and related obligation is settled. The amount included in interest expense related to this obligation was $6.2 million and $1.5 million for the three months ended March 31, 2022 and March 31, 2021, respectively.
Ohio Relocation Fees
Other long-term obligations included $44.5 million as of March 31, 2022 and December 31, 2021, respectively, related to the relocation fees for Hollywood Gaming at Dayton Raceway (“Dayton”) and Hollywood Gaming at Mahoning Valley Race Course (“Mahoning Valley”), which opened in August 2014 and September 2014, respectively. The relocation fee for each facility is payable as follows: $7.5 million upon the opening of the facilities and eighteen semi-annual payments of $4.8 million beginning one year after the commencement of operations. This obligation is accreted to interest expense at an effective yield of 5.0%.
Event Center
As of March 31, 2022 and December 31, 2021, other long-term obligations included $10.8 million and $11.4 million, respectively, related to the repayment obligation of a hotel and event center located less than a mile away from Hollywood Casino Lawrenceburg, which was constructed by the City of Lawrenceburg Department of Redevelopment. Effective in January 2015, by contractual agreement, we assumed a repayment obligation for the hotel and event center in the amount of $15.3 million, which was financed through a loan with the City of Lawrenceburg Department of Redevelopment, in exchange for conveyance of the property. Beginning in January 2016, the Company was obligated to make annual payments on the loan of $1.0 million for 20 years. This obligation is accreted to interest expense at its effective yield of 3.0%.
Note 9—Leases
Master Leases
The components contained within the Master Leases are accounted for as either (i) operating leases, (ii) finance leases, or (iii) financing obligations. Changes to future lease payments under the Master Leases (i.e., when future escalators become known or future variable rent resets occur), which are discussed below, require the Company to either (i) increase both the Right-of-use (“ROU”) assets and corresponding lease liabilities with respect to operating and finance leases or (ii) record the incremental variable payment associated with the financing obligation to interest expense. In addition, monthly rent associated with Hollywood Casino Columbus (“Columbus”) and monthly rent in excess of the Hollywood Casino Toledo (“Toledo”) rent floor, which are discussed below, are considered contingent rent.
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
The next annual escalator test date is scheduled to occur effective November 1, 2022. The next Penn Percentage Rent reset is scheduled to occur on November 1, 2023.
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
We concluded the ninth amendment constituted a modification event under ASC Topic 842, “Leases” (“ASC 842”), which required us to reassess the classifications of the lease components and remeasure the associated lease liabilities. As a result of our reassessment of the lease classifications, (i) the land components of substantially all of the Penn Master Lease properties, which were previously classified as operating leases, are now primarily classified as finance leases, and (ii) the land and building components associated with the operations of Dayton and Mahoning Valley, which were previously classified as finance leases, are now classified as operating leases. As a result of our measurement of the associated lease liabilities, we recognized additional ROU assets and corresponding lease liabilities of $455.4 million. The building components of substantially all of the Penn Master Lease properties continue to be classified as financing obligations.

Pinnacle Master Lease
In connection with the acquisition of Pinnacle, on October 15, 2018, the Company assumed a triple net master lease with GLPI (the “Pinnacle Master Lease”), originally effective April 28, 2016, pursuant to which the Company leases real estate assets associated with 12 of the gaming facilities used in its operations. Upon assumption of the Pinnacle Master Lease, as amended, there were 7.5 years remaining of the initial ten-year term, with five subsequent, five-year renewal periods, on the same terms and conditions, exercisable at the Company’s option. The Company has determined that the lease term is 32.5 years.
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
The next annual escalator test date is scheduled to occur effective May 1, 2022. The next Pinnacle Percentage Rent reset is scheduled to occur on May 1, 2022.
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
We concluded the fifth amendment to the Pinnacle Master Lease constituted a modification event under ASC 842 (collectively with the ninth amendment to the Penn Master Lease, the “Lease Modification”). As a result of the modification, the land components of substantially all of the Pinnacle Master Lease properties, which were previously classified as operating leases, are now primarily classified as finance leases. As a result of our measurement of the associated lease liabilities, we recognized additional ROU assets and corresponding lease liabilities of $937.6 million. The building components of substantially all of the Pinnacle Master Lease properties continue to be classified as financing obligations.

Morgantown Lease
On October 1, 2020, the Company entered into a triple net lease with a subsidiary of GLPI for the land underlying our development project in Morgantown, Pennsylvania (“Morgantown Lease”) in exchange for $30.0 million in rent credits to be utilized to pay rent under the Master Leases, Meadows Lease, and the Morgantown Lease.

The initial term of the Morgantown Lease is 20 years with six subsequent, five-year renewal periods, exercisable at the Company’s option. Initial annual rent under the Morgantown Lease is $3.0 million, subject to a 1.50% fixed annual escalation in each of the first three years subsequent to the facility opening, which occurred on December 22, 2021. Thereafter, the lease will be subject to an annual escalator consisting of either (i) 1.25%, if the consumer price index increase is greater than 0.50%, or (ii) zero, if the consumer price index increase is less than 0.50%. All improvements made on the land, including the constructed building, will be owned by the Company while the lease is in effect, however, on the expiration or termination of the Morgantown Lease, ownership of all tenant improvements on the land will transfer to GLPI. We determined the transaction to be a financing arrangement and upon execution of the Morgantown Lease, recorded a $30.0 million financing obligation which is included in “Long-term portion of financing obligations” within our unaudited Consolidated Balance Sheets. Lease payments are included in “Interest expense, net” within our unaudited Consolidated Statements of Operations.

Perryville Lease
In conjunction with the acquisition of the operations of Hollywood Casino Perryville on July 1, 2021, the Company entered into a triple net lease with GLPI for the real estate assets associated with the property (“Perryville Lease”) for initial annual rent of $7.8 million per year subject to escalation, as discussed in Note 6 “Acquisitions and Dispositions.”
The initial term of the Perryville Lease is 20 years with three subsequent, five-year renewal periods, exercisable at the Company’s option. The building portion of the annual rent is subject to a fixed annual escalation of 1.50% in each of the following three years, with subsequent annual escalations of either (i) 1.25%, if the consumer price index increase is greater than 0.50%, or (ii) zero, if the consumer price index increase is less than 0.50%. We determined the transaction to be a finance lease arrangement and upon execution of the Perryville Lease, recorded a $102.9 million ROU asset and a corresponding lease liability. The interest portion of lease payments is included in “Interest expense, net” and the depreciation of the ROU asset is included in “Depreciation and amortization”, both within our unaudited Consolidated Statements of Operations.

Operating Leases
In addition to any operating lease components contained within the Master Leases, the Company’s operating leases consist mainly of (i) individual triple net leases with GLPI for the real estate assets used in the operations of Tropicana Las Vegas (the “Tropicana Lease”) and Hollywood Casino at Meadows Racetrack (the “Meadows Lease”), (ii) individual triple net leases with VICI Properties Inc. (NYSE: VICI) (“VICI”) for the real estate assets used in the operations of Margaritaville (the “Margaritaville Lease”) and Greektown (the “Greektown Lease” and collectively with the Master Leases’ operating lease components, the Meadows Lease, the Margaritaville Lease and the Tropicana Lease, the “Triple Net Operating Leases”), (iii) ground and levee leases to landlords which were not assumed by our REIT Landlords and remain an obligation of the Company, and (iv) building and equipment not subject to the Master Leases. Certain of our lease agreements include rental payments based on a percentage of sales over specified contractual amounts, rental payments adjusted periodically for inflation, and rental payments based on usage. The Company’s leases include options to extend the lease terms. The Company’s operating lease agreements do not contain any material residual value guarantees or material restrictive covenants.

On January 14, 2022, the second amendment to the Meadows Lease between the Company and GLPI became effective. The second amendment restates the definition of “Net Revenue” to clarify the inclusion of online-based revenues derived when a patron is physically present at the facility. This amendment did not result in a modification event under ASC 842.
On February 1, 2022, the Margaritaville annual escalator test resulted in an annual rent increase of $0.4 million, and an additional operating lease ROU asset and corresponding lease liability of $2.9 million were recognized. We did not incur an annual escalator for the lease year ended January 31, 2021.
The following is a maturity analysis of our operating leases, finance leases and financing obligations as of March 31, 2022:

(in millions)	Operating Leases	Finance Leases	Financing Obligations
Year ended December 31,
2022 (excluding the three months ended March 31, 2022)	$102.0	$272.8	$280.7
2023	125.2	359.3	369.8
2024	120.0	344.6	355.3
2025	116.7	344.7	355.4
2026	112.3	344.7	355.4
Thereafter	1,341.3	7,820.1	8,285.5
Total lease payments	1,917.5	9,486.2	10,002.1
Less: Imputed interest	(829.7)	(4,455.2)	(5,920.9)
Present value of future lease payments	1,087.8	5,031.0	4,081.2
Less: Current portion of lease obligations	(76.3)	(102.0)	(63.8)
Long-term portion of lease obligations	$1,011.5	$4,929.0	$4,017.4

Total payments made under the Triple Net Leases were as follows:

	For the three months ended March 31,
(in millions)	2022	2021
Penn Master Lease	$119.2	$117.9
Pinnacle Master Lease	82.5	81.3
Perryville Lease	1.9	—
Meadows Lease	6.2	6.2
Margaritaville Lease	5.9	5.9
Greektown Lease	12.8	13.9
Morgantown Lease	0.8	0.8
Total (1)	$229.3	$226.0
(1)Rent payable under the Tropicana Lease is nominal. Therefore, it has been excluded from the table above.
The components of lease expense were as follows:

	Location on unaudited Consolidated Statements of Operations	For the three months ended March 31,
(in millions)		2022	2021
Operating Lease Costs
Rent expense associated with triple net operating leases (1)	General and administrative	$60.1	$110.4
Operating lease cost (2)	Primarily General and administrative	5.0	3.9
Short-term lease cost	Primarily Gaming expense	18.1	13.3
Variable lease cost (2)	Primarily Gaming expense	1.1	1.1
Total		$84.3	$128.7

Finance Lease Costs
Interest on lease liabilities (3)	Interest expense, net	$39.5	$3.7
Amortization of ROU assets (3)	Depreciation and amortization	32.1	1.9
Total		$71.6	$5.6

Financing Obligation Costs
Interest on financing obligations (4)	Interest expense, net	$89.6	$102.6
(1)Pertains to the operating lease components contained within the Master Leases, inclusive of the variable expense associated with Columbus and Toledo for the operating lease components, the Meadows Lease, the Margaritaville Lease, the Greektown Lease, and the Tropicana Lease.
Prior to the Lease Modification, the operating lease components contained within the Master Leases primarily consisted of the land, inclusive of the variable expense associated with Columbus and Toledo.
Subsequent to the Lease Modification, the operating lease components contained within the Master Leases consist of the land and building components associated with the operations of Dayton and Mahoning Valley.
(2)Excludes the operating lease costs and variable lease costs pertaining to our triple net leases with our REIT landlords classified as operating leases, discussed in footnote (1) above.
(3)Pertains to the finance lease components contained within the Master Leases, and the Perryville Lease (effective July 1, 2021) which results in interest expense and depreciation expense (as opposed to rent expense).
Prior to the Lease Modification, the finance lease components contained within the Master Leases consisted of the land and building components associated with the operations of Dayton and Mahoning Valley.
Subsequent to the Lease Modification, the finance lease components contained within the Master Leases consist of the land, inclusive of the variable expense associated with Columbus and Toledo.
(4)     Pertains to the components contained within the Master Leases (primarily buildings) and the Morgantown Lease determined to be a financing obligation, inclusive of the variable expense associated with Columbus and Toledo for the financing obligation components (the buildings).

Note 10—Investments in and Advances to Unconsolidated Affiliates
As of March 31, 2022, investments in and advances to unconsolidated affiliates primarily consisted of the Company’s 36% interest in Barstool Sports; its 50% investment in Kansas Entertainment, the joint venture with NASCAR that owns Hollywood Casino at Kansas Speedway; and its 50% interest in Freehold Raceway.
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
On October 1, 2021, the terms of the February 2020 stock purchase agreement were amended (“Amended and Restated Stockholders’ Agreement”) to (i) set a definitive purchase price of $325.0 million on the second 50% of Barstool Sports common stock, which eliminates the floor of 2.25 times the annual revenue of Barstool Sports and (ii) fix a number of Penn common shares to be delivered to existing February 2020 employee holders of Barstool Sports common stock, to the extent Penn’s stock price exceeds a specified value defined in the amended stock purchase agreement and Penn elects to settle using a combination of cash and equity. Consistent with the February 2020 stock purchase agreement: (i) the Barstool Sports common stock remains subject to our immediately exercisable call rights and the existing Barstool Sports stockholders put rights beginning in February 2023, (ii) the requirement to increase our ownership in Barstool Sports to approximately 50% by purchasing approximately $62.0 million worth of additional shares in Barstool Sports common stock remains consistent with the implied valuation at the time of the initial investment, which was $450.0 million, and (iii), we may settle the call and put options, at our sole election, using either cash or a combination of cash and equity.
On February 20, 2020, the Company issued 883 shares of Series D Preferred Stock, par value $0.01 (the “Series D Preferred Stock”) to certain individual stockholders affiliated with Barstool Sports. 1/1,000th of a share of Series D Preferred Stock is convertible into one share of Penn Common Stock. The Series D Preferred stockholders are entitled to participate equally and ratably in all dividends and distributions paid to holders of Penn Common Stock based on the number of shares of Penn Common Stock into which such Series D Preferred Stock could convert. Series D Preferred Stock is nonvoting stock. The Series D Preferred Stock issued to certain individual stockholders affiliated with Barstool Sports will be available for conversion into Penn Common Stock in tranches over four years, beginning February 21, 2021, as stipulated in the stock purchase agreement. As of March 31, 2022, 51 shares of the Series D Preferred Stock can be converted into Penn Common Stock.
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
As of March 31, 2022 and December 31, 2021, we have an amortizing intangible asset pertaining to the customer list of $0.6 million and $0.8 million, respectively. As of March 31, 2022 and December 31, 2021, we have a prepaid expense pertaining to the advertising in the amount of $15.1 million, and $15.4 million respectively, of which $13.9 million and $14.2 million was classified as long-term, respectively. The long-term portion of the prepaid advertising expense is included in “Other assets” within our unaudited Consolidated Balance Sheets.

As of March 31, 2022 and December 31, 2021, our investment in Barstool Sports was $164.1 million and $162.5 million, respectively. We record our proportionate share of Barstool Sports’ net income or loss one quarter in arrears.
The Company determined that Barstool Sports qualified as a VIE as of March 31, 2022 and December 31, 2021. The Company did not consolidate the financial position of Barstool Sports as of March 31, 2022 and December 31, 2021, nor the results of operations for the three months ended March 31, 2022 and 2021, as the Company determined that it did not qualify as the primary beneficiary of Barstool Sports either at the commencement date of its investment or for subsequent periods, primarily as a result of the Company not having the power to direct the activities of the VIE that most significantly affect Barstool Sports’ economic performance.
Kansas Joint Venture
As of March 31, 2022 and December 31, 2021, our investment in Kansas Entertainment was $83.4 million and $83.8 million, respectively. During the three months ended March 31, 2022 and 2021, the Company received distributions from Kansas Entertainment totaling $8.0 million and $5.5 million, respectively. The Company deems these distributions to be returns on its investment based on the source of those cash flows from the normal business operations of Kansas Entertainment.
The Company has determined that Kansas Entertainment does not qualify as a VIE. Using the guidance for entities that are not VIEs, the Company determined that it did not have a controlling financial interest in the joint venture, primarily as it did not have the ability to direct the activities of the joint venture that most significantly impacted the joint venture’s economic performance without the input of NASCAR. Therefore, the Company did not consolidate the financial position of Kansas Entertainment as of March 31, 2022 and December 31, 2021, nor the results of operations for the three months ended March 31, 2022 and 2021.
Texas Joint Venture
The Company had a 50% interest in a joint venture with Sam Houston, which owns and operates the Sam Houston Race Park in Houston, Texas and the Valley Race Park in Harlingen, Texas, and holds a license for a racetrack in Austin, Texas. On August 1, 2021, we completed the acquisition of the remaining 50% ownership interest in Sam Houston. See Note 6, “Acquisitions and Dispositions” for further information.
Note 11—Income Taxes
The Company calculates the provision for income taxes during interim reporting periods by applying an estimate of the annual effective tax rate to its year-to-date pretax book income or loss. The tax effects of discrete items, including but not limited to, excess tax benefits associated with stock-based compensation, are reported in the interim period in which they occur. The effective tax rate (income taxes as a percentage of income or loss before income taxes) including discrete items was 48.0% for the three months ended March 31, 2022, as compared to 18.5% for the three months ended March 31, 2021. Our effective income tax rate can vary from period to period depending on, among other factors, the geographic and business mix of our earnings and changes to our valuation allowance. Certain of these and other factors, including our history and projections of pretax earnings, are considered in assessing our ability to realize our net deferred tax assets.
As of each reporting date, the Company considers all available positive and negative evidence that could affect its view of the future realization of deferred tax assets pursuant to ASC Topic 740, “Income Taxes.” As of March 31, 2022, we intend to continue maintaining a valuation allowance on our deferred tax assets until there is sufficient positive evidence to support the reversal of all or some portion of these allowances. A reduction in the valuation allowance would result in a significant decrease to income tax expense in the period the release is recorded. Although the exact timing and valuation reversal amount are unknown at this time, the Company believes there is a possibility that a significant portion of the valuation allowance may be released within the year, which is contingent upon the earnings level we achieve in 2022 as well as our projected income levels in future periods. During the three months ended March 31, 2022, the Company increased the valuation allowance in the amount of $35.7 million related primarily to accounting modifications to certain master leases (see Note 9, “Leases”) and the adoption of ASU 2020-06 (see Note 3, “New Accounting Pronouncements”) that had the effect on certain federal and state deferred tax assets that are not more likely than not to be realized. A portion of the $35.7 million valuation allowance increase was recorded through equity in the amount of $18.6 million related to the Company’s adoption of ASU 2020-06. As of March 31, 2022 and December 31, 2021, prepaid income taxes of $19.6 million and $42.5 million, respectively, were included in “Prepaid expenses” within our unaudited Consolidated Balance Sheets.

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

On October 19, 2021, as part of the acquisition of theScore, the Company issued 12,319,340 shares of common stock and authorized and issued 697,539 Exchangeable Shares for approximately $1.0 billion, each with a par value of $0.01, as discussed in Note 6, “Acquisitions and Dispositions.” As of March 31, 2022 and December 31, 2021, there were 633,189 and 653,059 Exchangeable Shares outstanding, respectively.
Share Repurchase Authorization
On February 1, 2022, the Board of Directors of Penn approved a $750.0 million share repurchase authorization. The three-year authorization expires on January 31, 2025. Repurchases by the Company will be subject to available liquidity, general market and economic conditions, alternate uses for the capital and other factors. Share repurchases may be made from time to time through a 10b5-1 trading plan, open market transactions, block trades or in private transactions in accordance with applicable securities laws and regulations and other legal requirements. There is no minimum number of shares that the Company is required to repurchase and the repurchase authorization may be suspended or discontinued at any time without prior notice.
During the three months ended March 31, 2022, the Company repurchased 3,802,408 shares of its common stock in open market transactions for $175.1 million at an average price of $46.04 per share. The cost of all repurchased shares is recorded as “Treasury stock” within our unaudited Consolidated Balance Sheets. The remaining availability under our $750.0 million share repurchase authorization was $574.9 million as of May 5, 2022.
Preferred Stock
During the year ended December 31, 2021, the Company issued 86 shares of Series D Preferred Stock in conjunction with acquiring an additional 0.6% of Barstool Sports common stock. The acquisition of the incremental Barstool Sports common stock represents a partial settlement of the 1% purchase on a delayed basis as described in Note 10, “Investments in and Advances to Unconsolidated Affiliates.” No Series D Preferred Stock were issued during the three months ended March 31, 2022.
As of March 31, 2022, Series D Preferred Stock holders converted a total of 388 shares of Series D Preferred Stock to 388,400 shares of Penn Common Stock, of which, 194 and 151 Series D Preferred Stock were converted into 194,200 and 151,200 shares of common stock during the three months ended March 31, 2022 and 2021, respectively. All common shares were issued with a par value of $0.01.
As of March 31, 2022 and December 31, 2021, there were 5,000 shares authorized of Series D Preferred Stock, of which 581 shares and 775 shares were outstanding in each period, respectively.

2018 Long Term Incentive Compensation Plan
The Company’s 2018 Long Term Incentive Compensation Plan, as amended (the “2018 Plan”) permits it to issue stock options (incentive and/or non-qualified), stock appreciation rights (“SARs”), RSAs, RSUs, cash-settled phantom stock units (“CPSUs”) and other equity and cash awards to employees and any consultant or advisor to the Company or subsidiary. Non-employee directors and the chairman emeritus are eligible to receive all such awards, other than incentive stock options. Pursuant to the 2018 Plan, 12,700,000 shares of the Company’s common stock are reserved for issuance. For purposes of determining the number of shares available for issuance under the 2018 Plan, stock options and SARs (except cash-settled SARs) count against the 12,700,000 limit as one share of common stock for each share granted and restricted stock or any other full value stock award count as issuing 2.30 shares of common stock for each share granted. Any awards that are not settled in shares of common stock are not counted against the share limit. As of March 31, 2022, there were 2,969,937 shares available for future grants under the 2018 Plan.
On April 12, 2021, the Board of Directors granted 600,000 RSUs and 300,000 RSAs with market-based and service-based vesting conditions (collectively the “Stock Awards”), solely to the Company’s President and Chief Executive Officer pursuant to the 2018 Plan. The Stock Awards are classified as equity with separate tranches and requisite service periods identified for each separately achievable component. As of the grant date, the fair value of the Stock Awards was $48.7 million and was calculated using a Monte Carlo simulation. The fair value of the RSAs was estimated at $19.4 million and segregated into 15 tranches with expense recognition periods ranging from 2.2 to 6.0 years. The fair value of the RSUs was estimated at $29.3 million and segregated into four tranches with expense recognition periods ranging from 6.7 to 8.7 years. We recognized $2.1 million of stock compensation expense for the Stock Awards during the three months ended March 31, 2022.
Score Media And Gaming Inc. Second Amended And Restated Stock Option And Restricted Stock Unit Plan (“theScore Plan”)
In connection with the acquisition of theScore on October 19, 2021, the Company registered theScore Plan. theScore Plan permits the Company to issue non-qualified stock options and RSUs to employees and service providers affiliated with theScore prior to the acquisition date. At the date of acquisition, the Company rolled over all outstanding, non-vested and unexercised stock options and non-vested RSUs equivalent to 853,904 shares of the Company. Each rollover option and RSU is subject to substantially the same terms and conditions applicable to the award immediately prior to the acquisition. In connection with the transaction, the vesting provisions of unvested options and RSUs, awarded under the theScore Plan prior to August 4, 2021, were amended to provide for a new acceleration right for legacy theScore employees and service providers. The amendment provides that, if an involuntary termination without cause occurs at any time prior to April 19, 2023, unvested options and RSUs will automatically accelerate and become fully vested on the effective date of termination.
As of March 31, 2022, there were 232,913 shares available for future grants to legacy theScore employees and service providers.
Performance Share Program
In February 2019, the Company’s Compensation Committee of the Board of Directors adopted a performance share program (the “Performance Share Program”) pursuant to the 2018 Plan. An aggregate of 238,784 RSUs with performance-based vesting conditions, at target, was granted during the three months ended March 31, 2022 under the Performance Share Program, with the grant having a three-year award period consisting of three one-year performance periods and a three-year service period. The performance threshold for vesting of these awards is 50% of target and, based on the level of achievement, up to 150% of target. There were no RSAs or RSUs issued from the Performance Share Program during the three months ended March 31, 2021.
Stock-based Compensation Expense
Stock-based compensation expense, which pertains principally to our stock options, RSAs and RSUs, for the three months ended March 31, 2022 and 2021 was $17.0 million and $4.2 million, respectively, and is included within the unaudited Consolidated Statements of Operations under “General and administrative.”
Stock Options
The Company granted 393,049 and 229,361 stock options during the three months ended March 31, 2022 and 2021, respectively.

Cash-settled Phantom Stock Units
Our outstanding CPSUs entitle plan recipients to receive cash based on the fair value of the Company’s common stock on the vesting date. Our CPSUs vest over a period of three or four years. The cash-settled CPSUs are accounted for as liability awards and are re-measured at fair value each reporting period until they become vested with compensation expense being recognized over the requisite service period. The Company has a liability, which is included in “Accrued expenses and other current liabilities” within the unaudited Consolidated Balance Sheets, associated with its cash-settled CPSUs of $1.8 million and $8.6 million as of March 31, 2022 and December 31, 2021, respectively.
For CPSUs held by employees, non-employee directors, and the chairman emeritus of the Company, there was $9.5 million of total unrecognized compensation cost as of March 31, 2022 that will be recognized over the awards remaining weighted-average vesting period of one year. For the three months ended March 31, 2022 and 2021, the Company recognized $0.6 million and $4.7 million of compensation expense associated with these awards, respectively. Compensation expense associated with our CPSUs is recorded in “General and administrative” within the unaudited Consolidated Statements of Operations. We paid $7.4 million and $5.9 million during the three months ended March 31, 2022 and 2021, respectively, pertaining to cash-settled CPSUs.
Stock Appreciation Rights
Our outstanding SARs are accounted for as liability awards since they will be settled in cash and vest over a period of four years. The fair value of cash-settled SARs is calculated each reporting period and estimated using the Black-Scholes option pricing model. The Company has a liability, which is included in “Accrued expenses and other current liabilities” within the unaudited Consolidated Balance Sheets, associated with its cash-settled SARs of $16.9 million and $18.5 million as of March 31, 2022 and December 31, 2021, respectively.
For SARs held by employees of the Company, there was $21.9 million of total unrecognized compensation cost as of March 31, 2022 that will be recognized over the awards remaining weighted-average vesting period of 2.2 years. The Company recognized no compensation expense for the three months ended March 31, 2022 and $20.3 million for the three months ended March 31, 2021. Compensation expense associated with our SARs is recorded in “General and administrative” within the unaudited Consolidated Statements of Operations. We paid $0.2 million and $37.2 million during the three months ended March 31, 2022 and 2021, respectively, related to cash-settled SARs.
Other
In the second quarter of 2021, the Company entered into two promissory notes with shareholders for a total of $9.0 million. The promissory notes are unsecured and bear interest of 2.25%. As of March 31, 2022 and December 31, 2021, the receivable is recorded as a reduction of equity within “Additional paid-in capital” in our unaudited Consolidated Balance Sheets.
Note 14—Earnings per Share
For the three months ended March 31, 2022, and March 31, 2021 we recorded net income attributable to Penn. As such, we used diluted weighted-average common shares outstanding when calculating diluted income per share for the three months ended March 31, 2022, and March 31, 2021. Stock options, restricted stock, convertible preferred shares and convertible debt that could potentially dilute basic EPS in the future are included in the computation of diluted income per share.
The following table sets forth the allocation of net income for the three months ended March 31, 2022 and March 31, 2021 under the two-class method.

	For the three months ended March 31,
(in millions)	2022	2021
Net income attributable to Penn National Gaming	$51.7	$91.0
Net income applicable to preferred stock	0.2	0.5
Net income applicable to common stock	$51.5	$90.5

The following table reconciles the weighted-average common shares outstanding used in the calculation of basic EPS to the weighted-average common shares outstanding used in the calculation of diluted EPS for the three months ended March 31, 2022 and 2021:

	For the three months ended March 31,
(in millions)	2022	2021
Weighted-average common shares outstanding	168.2	155.7
Assumed conversion of:
Dilutive stock options	1.5	2.6
Dilutive restricted stock	0.4	0.4
Convertible debt	14.1	14.1
Weighted-average common shares outstanding - Diluted	184.2	172.8
Restricted stock with performance and market based vesting conditions that have not been met as of March 31, 2022 were excluded from the computation of diluted earnings per share.
Options to purchase 0.8 million and 0.2 million shares were outstanding during the three months ended March 31, 2022, and March 31, 2021, respectively, but were not included in the computation of diluted earnings per share because they were anti-dilutive.
In addition, 0.7 million and 0.8 million shares from the assumed conversion of convertible preferred shares were excluded from the computation of diluted earnings per share for the three months ended March 31, 2022 and March 31, 2021, respectively, because including them would have been anti-dilutive.
The Company's calculation of weighted-average common shares outstanding includes the Exchangeable Shares issued in connection with theScore acquisition, as discussed in Note 6, “Acquisitions and Dispositions” and Note 13, “Stockholders’ Equity and Stock-Based Compensation.” The following table presents the calculation of basic and diluted earnings per share for the Company’s common stock for the three months ended March 31, 2022 and 2021:

	For the three months ended March 31,
(in millions, except per share data)	2022	2021
Calculation of basic earnings per share:
Net income applicable to common stock	$51.5	$90.5
Weighted-average shares outstanding - Penn National Gaming	167.5	155.7
Weighted-average shares outstanding - Exchangeable Shares	0.7	—
Weighted-average common shares outstanding - basic	168.2	155.7
Basic earnings per share	$0.31	$0.58

Calculation of diluted earnings per share:
Net income applicable to common stock	$51.5	$90.5
Interest expense, net of tax (1):
Convertible Notes	1.8	4.3
Diluted income applicable to common stock	$53.3	$94.8
Weighted-average common shares outstanding - diluted	184.2	172.8
Diluted earnings per share	$0.29	$0.55
(1)The three months ended March 31, 2022 were tax-affected at a rate of 20%.

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
Equity Securities
As of March 31, 2022 and December 31, 2021, we held $48.2 million and $84.3 million in equity securities of ordinary shares, respectively, which are reported as “Other assets” in our unaudited Consolidated Balance Sheets. These equity securities are the result of Penn Interactive entering into multi-year agreements with third-party sports betting operators for online sports betting and related “iGaming,” (which includes online sports betting and online social casino, bingo, and iCasino products) market access across our portfolio. During the three months ended March 31, 2022 and 2021, we recognized a holding loss of $38.7 million and a holding gain of $26.1 million related to these equity securities, which is included in “Other,” as reported in “Other income (expenses)” within our unaudited Consolidated Statements of Operations.
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
As of March 31, 2022 and December 31, 2021, PRP held $7.9 million and $15.1 million in promissory notes issued by RDC, respectively. As of March 31, 2022 and December 31, 2021, PRP held $6.7 million in local government corporation bonds issued by RDC at amortized cost. The promissory notes and the local government corporation bonds are collateralized by the assets of Retama Park Racetrack. As of March 31, 2022 and December 31, 2021, the promissory notes and the local government corporation bonds were included in “Other assets” within our unaudited Consolidated Balance Sheets.
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

Long-term Debt
The fair value of our Term Loan A Facility, Term Loan B-1 Facility, 5.625% Notes, 4.125% Notes, and the Convertible Notes is estimated based on quoted prices in active markets and is classified as a Level 1 measurement. The fair value of our Revolving Facility approximates its carrying amount as it is revolving, variable-rate debt, which we also classify as a Level 1 measurement.
Other long-term obligations as of March 31, 2022 and December 31, 2021 included a financing arrangement entered in February of 2021, the relocation fees for Dayton and Mahoning Valley, and the repayment obligation of the hotel and event center located near Hollywood Casino Lawrenceburg. See Note 8, “Long-term Debt” for details. The fair values of the Dayton and Mahoning Valley relocation fees and the Lawrenceburg repayment obligation are estimated based on rates consistent with the Company’s credit rating for comparable terms and debt instruments and are classified as Level 2 measurements.
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
Other Liabilities
Other liabilities as of March 31, 2022 and December 31, 2021 includes contingent purchase price liabilities related to Plainridge Park Casino and Hitpoint, of which Hitpoint was acquired on May 11, 2021. The Hitpoint contingent purchase price liability is payable in $1.0 million installments in the form of cash and equity, on the first three anniversaries of the acquisition close date (May 11, 2021) and is based on the achievement of mutual goals established by the Company and Hitpoint. The Plainridge Park Casino contingent purchase price liability is calculated based on earnings of the gaming operations over the first ten years of operations, which commenced on June 24, 2015. As of March 31, 2022, we were contractually obligated to make four additional annual payments. The fair value of the Plainridge Park Casino contingent purchase price liability is estimated based on an income approach using a discounted cash flow model. These contingent purchase price liabilities have been classified as a Level 3 measurement and are included within our unaudited Consolidated Balance Sheets in “Accrued expenses and other current liabilities” or “Other long-term liabilities,” depending on the timing of the next payment.

The carrying amounts and estimated fair values by input level of the Company’s financial instruments were as follows:

	March 31, 2022
(in millions)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$1,805.5	$1,805.5	$1,805.5	$—	$—
Equity securities	$48.2	$48.2	$—	$48.2	$—
Held-to-maturity securities	$6.7	$6.7	$—	$6.7	$—
Promissory notes	$7.9	$7.9	$—	$7.9	$—
Puts and calls related to certain Barstool Sports shares	$0.9	$0.9	$—	$0.9	$—
Financial liabilities:
Long-term debt
Senior Secured Credit Facilities	$1,526.1	$1,530.7	$1,530.7	$—	$—
5.625% Notes	$399.6	$396.0	$396.0	$—	$—
4.125% Notes	$393.1	$356.0	$356.0	$—	$—
Convertible Notes	$323.1	$676.3	$676.3	$—	$—
Other long-term obligations	$151.9	$150.0	$—	$53.4	$96.6
Other liabilities	$13.1	$13.0	$—	$2.6	$10.4

	December 31, 2021
(in millions)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$1,863.9	$1,863.9	$1,863.9	$—	$—
Equity securities	$84.3	$84.3	$—	$84.3	$—
Held-to-maturity securities	$6.7	$6.7	$—	$6.7	$—
Promissory notes	$15.1	$15.1	$—	$15.1	$—
Puts and calls related to certain Barstool Sports shares	$1.9	$1.9	$—	$1.9	$—
Financial liabilities:
Long-term debt
Senior Secured Credit Facilities	$1,544.5	$1,559.6	$1,559.6	$—	$—
5.625% Notes	$399.6	$411.5	$411.5	$—	$—
4.125% Notes	$392.9	$389.5	$389.5	$—	$—
Convertible notes	$253.5	$780.0	$780.0	$—	$—
Other long-term obligations	$146.3	$144.3	$—	$53.9	$90.4
Other liabilities	$13.3	$13.2	$—	$2.7	$10.5
The following table summarizes the changes in fair value of our Level 3 liabilities measured on a recurring basis:

(in millions)	Other Liabilities
Balance as of January 1, 2022	$100.9
Interest	6.2
Included in earnings (1)	(0.1)
Balance as of March 31, 2022	$107.0
(1)The expense is included in “General and administrative” within our unaudited Consolidated Statements of Operations.

The following table summarizes the significant unobservable inputs used in calculating fair value for our Level 3 liabilities on a recurring basis as of March 31, 2022:

	Valuation Technique	Unobservable Input	Discount Rate
Other long-term obligation	Discounted cash flow	Discount rate	27.0%
Contingent purchase price - Plainridge Park Casino	Discounted cash flow	Discount rate	5.9%

Note 16—Segment Information
We have aggregated our operating segments into five reportable segments. Retail operating segments are based on the similar characteristics within the regions in which they operate: Northeast, South, West, and Midwest. Our Interactive segment includes the operating results of Penn Interactive, theScore, and the Company’s proportionate share of earnings attributable to its equity method investment in Barstool Sports. The Other category is included in the following tables in order to reconcile the segment information to the consolidated information.
The Company utilizes Adjusted EBITDAR (as defined below) as its measure of segment profit or loss. The following table highlights our revenues and Adjusted EBITDAR for each reportable segment and reconciles Adjusted EBITDAR on a consolidated basis to net income.

	For the three months ended March 31,
(in millions)	2022	2021
Revenues:
Northeast segment	$658.5	$570.9
South segment	341.4	295.9
West segment	140.9	96.6
Midwest segment	282.9	234.7
Interactive segment	141.5	86.3
Other (1)	7.3	1.6
Intersegment eliminations (2)	(8.3)	(11.1)
Total	$1,564.2	$1,274.9

Adjusted EBITDAR (3):
Northeast segment	$205.2	$193.2
South segment	146.5	133.9
West segment	51.2	35.2
Midwest segment	125.5	106.0
Interactive segment	(10.0)	1.3
Other (1)	(23.7)	(22.6)
Total (3)	494.7	447.0

Other operating benefits (costs) and other income (expenses):
Rent expense associated with triple net operating leases (4)	(60.1)	(110.4)
Stock-based compensation	(17.0)	(4.2)
Cash-settled stock-based awards variance	2.9	(21.5)
Gain on disposal of assets	0.1	0.1
Contingent purchase price	0.1	(0.1)
Pre-opening expenses (5)	(1.5)	(1.6)
Depreciation and amortization	(118.2)	(81.3)
Insurance recoveries, net of deductible charges	8.8	—
Non-operating items of equity method investments (6)	(1.8)	(1.6)
Interest expense, net	(160.8)	(135.7)
Other (5)(7)	(48.0)	20.8
Income before income taxes	99.2	111.5
Income tax expense	(47.6)	(20.6)
Net income	$51.6	$90.9
(1)The Other category consists of the Company’s stand-alone racing operations, namely Sanford-Orlando Kennel Club, Sam Houston and Valley Race Parks (the remaining 50% was acquired by Penn on August 1, 2021), the Company’s joint venture interests in Freehold Raceway, and our management contract for Retama Park Racetrack. Expenses incurred for corporate and shared services activities that are directly attributable to a property or are otherwise incurred to support a property are allocated to each property. The Other category also includes corporate overhead costs, which consist of certain expenses, such as: payroll, professional fees, travel expenses and other general and administrative expenses that do not directly relate to or have not otherwise been allocated to a property.
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
(4)Solely comprised of rent expense associated with the operating lease components contained within our triple net master lease dated November 1, 2013 with GLPI and the triple net master lease assumed in connection with our acquisition of Pinnacle Entertainment, Inc., our individual triple net leases with GLPI for the real estate assets used in the operation of Tropicana and Hollywood Casino at Meadows Racetrack, and our individual triple net leases with VICI for the real estate assets used in the operations of Margaritaville Casino Resort and Greektown Casino-Hotel (of which the Tropicana Lease, Meadows Lease, Margaritaville Lease and the Greektown Lease are defined in “Note 9, Leases”) and are referred to collectively as our “triple net operating leases”.
As a result of the Lease Modification defined in Note 9, “Leases” the land and building components associated with the operations of Dayton and Mahoning Valley are classified as operating leases which is recorded to rent expense, as compared to prior to the Lease Modification, whereby the land components of substantially all of the Master Lease properties were classified as operating leases and recorded to rent expense. Subsequent to the Lease Modification, the land components associated with the Master Lease properties are primarily classified as finance leases.
(5)During the first quarter of 2021, acquisition costs were included within pre-opening and acquisition costs. Beginning with the quarter ended June 30, 2021, acquisition costs are presented as part of other expenses.
(6)Consists principally of interest expense, net; income taxes; depreciation and amortization; and stock-based compensation expense associated with Barstool Sports and our Kansas Entertainment joint venture. We record our portion of Barstool Sports’ net income or loss, including adjustments to arrive at Adjusted EBITDAR, one quarter in arrears.
(7)Includes holding gains and losses on our equity securities, which are discussed in Note 15, “Fair Value Measurements.” Additionally, consists of non-recurring acquisition and transaction costs, and finance transformation costs associated with the implementation of our new Enterprise Resource Management system.

The table below presents capital expenditures by segment:

	For the three months ended March 31,
(in millions)	2022	2021
Capital expenditures:
Northeast segment	$30.6	$15.4
South segment	19.7	1.8
West segment	1.8	3.2
Midwest segment	6.8	1.9
Interactive segment	1.1	0.8
Other	5.6	2.6
Total capital expenditures	$65.6	$25.7
The table below presents investment in and advances to unconsolidated affiliates and total assets by segment:

(in millions)	Northeast	South	West	Midwest	Interactive	Other (1)	Total
Balance sheet as of March 31, 2022
Investment in and advances to unconsolidated affiliates	$0.1	$—	$—	$83.4	$166.0	$6.7	$256.2
Total assets	$2,249.7	$1,163.1	$382.6	$1,401.9	$2,567.6	$10,306.2	$18,071.1

Balance sheet as of December 31, 2021
Investment in and advances to unconsolidated affiliates	$0.1	$—	$—	$83.8	$164.4	$6.8	$255.1
Total assets	$2,283.6	$1,224.6	$394.8	$1,215.8	$2,618.3	$9,135.0	$16,872.1
(1)The real estate assets subject to the Master Leases, which are classified as either property and equipment, operating lease ROU assets, or finance lease ROU assets, are included within the Other category.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of financial condition, results of operations, liquidity and capital resources should be read in conjunction with, and is qualified in its entirety by, the unaudited Consolidated Financial Statements and the notes thereto included in this Quarterly Report on Form 10-Q, and the Consolidated Financial Statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2021.
EXECUTIVE OVERVIEW
Our Business
Penn National Gaming, Inc., together with its subsidiaries (“Penn,” the “Company,” “we,” “our,” or “us”), is North America’s leading provider of integrated entertainment, sports content, and casino gaming experiences. A member of the S&P 500, Penn operates 44 properties in 20 states, online sports betting in 13 jurisdictions and iCasino in five, under a portfolio of well-recognized brands including Hollywood Casino® , L'Auberge® , Barstool Sportsbook® and theScore Bet® . Penn’s highly differentiated strategy, which is focused on organic cross-sell opportunities, is reinforced by its investments in owned technology, including a state-of-the-art media and betting platform and an in-house iCasino content studio. The Company’s portfolio is further bolstered by its industry-leading mychoice® customer loyalty program (the “mychoice program”), which offers its over 25 million members a unique set of rewards and experiences across business channels.
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
Recent Acquisitions, Development Projects and Other
On April 16, 2020, we sold the real estate assets associated with the operations of Tropicana Las Vegas Hotel and Casino, Inc. (“Tropicana”) to GLPI in exchange for rent credits of $307.5 million, and utilized the rent credits to pay rent under our existing Master Leases and the Meadows Racetrack and Casino Lease, beginning in May 2020. Contemporaneous with the sale, the Company entered into the Tropicana Lease, (as defined and discussed in Note 9, “Leases” to our unaudited Consolidated Financial Statements). On January 11, 2022, Penn entered into a definitive purchase agreement to sell its outstanding equity interest in Tropicana, which has the gaming license and operates the Tropicana, to Bally’s Corporation (“Bally’s”). This transaction is expected to close within the second half of 2022, subject to Penn, GLPI, and Bally’s entering into definitive agreements and obtaining regulatory approval.
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
On October 19, 2021, we acquired 100% of Score Media and Gaming, Inc. (“theScore”) for a purchase price of approximately $2.1 billion. Under the terms of the agreement, 1317774 B.C. Ltd. (the “Purchaser”), an indirectly wholly owned subsidiary of Penn, acquired each of the issued and outstanding theScore shares (other than those held by Penn and its subsidiaries) for US$17.00 per share in cash consideration, totaling $0.9 billion, and either 0.2398 of a share of common stock, par value $0.01 of Penn Common Stock or, if validly elected, 0.2398 of an exchangeable share in the capital of the Purchaser (each whole share, an “Exchangeable Share”), totaling 12,319,340 shares of Penn Common Stock and 697,539 Exchangeable Shares for approximately $1.0 billion. Each Exchangeable Share will be exchangeable into one share of Penn Common Stock at the option of the holder, subject to certain adjustments. In addition, Purchaser may redeem all outstanding Exchangeable Shares in exchange for shares of Penn Common Stock at any time following the fifth anniversary of the closing, or earlier under certain circumstances. The acquisition provides us with the technology, resources and audience reach to accelerate our media and sports betting strategy across North America.
We believe that our portfolio of assets provides us with the benefit of geographically-diversified cash flow from operations. We expect to continue to expand our gaming operations through the implementation and execution of a disciplined capital expenditure program at our existing properties, the pursuit of strategic acquisitions and investments, and the development of new gaming properties. In addition, the partnership with Barstool Sports, Inc. (“Barstool Sports”) and the acquisition of theScore reflect our strategy to continue evolving from the nation’s largest regional gaming operator to a best-in-class omni-channel provider of retail and online gaming and sports betting entertainment.
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
As the COVID-19 pandemic evolves, we continue to adjust operations and cost structures at our properties to reflect the changing economic and health and safety conditions. We also continue to focus on revenue and cost synergies from recent acquisitions, technology investments, and offering our customers additional gaming experiences through our omni-channel distribution strategy. We seek to continue to expand our customer database by partnering with third-party operators such as Choice Hotels International, Inc. to expand our loyalty program, as well as through accretive investments or acquisitions, such as Barstool Sports and theScore, capitalize on organic growth opportunities from the development of new properties or the expansion of recently-developed business lines, and develop partnerships that allow us to enter new jurisdictions for iCasino and sports betting.
The gaming industry is characterized by an increasingly high degree of competition among a large number of participants, including riverboat casinos; dockside casinos; land-based casinos; video lottery; “iGaming” (which includes online sports betting and online social casino, bingo, and iCasino products); online and retail sports betting; sports media companies; gaming at taverns; gaming at truck stop establishments; sweepstakes and poker machines not located in casinos; the potential for increased fantasy sports; significant growth of Native American gaming tribes, historic racing or state-sponsored i-lottery products in or adjacent to states we operate in; and other forms of gaming in the U.S. See the “Segment comparison of the three months ended March 31, 2022 and 2021” section below for discussions of the impact of competition on our results of operations by reportable segment.
Key Performance Indicators
In our business, revenue is driven by discretionary consumer spending. We have no certain mechanism for determining why consumers choose to spend more or less money at our properties from period-to-period; therefore, we are unable to quantify a dollar amount for each factor that impacts our customers’ spending behaviors. However, based on our experience, we can generally offer some insight into the factors that we believe are likely to account for such changes and which factors may have a greater impact than others. For example, decreases in discretionary consumer spending have historically been brought about by weakened general economic conditions, such as lackluster recoveries from recessions, high unemployment levels, higher income taxes, low levels of consumer confidence, weakness in the housing market, high fuel or other transportation costs, and the effects of the COVID-19 pandemic. In addition, visitation and the volume of play have historically been negatively impacted by significant construction surrounding our properties, adverse regional weather conditions and natural disasters. In all instances, such insights are based solely on our judgment and professional experience, and no assurance can be given as to the accuracy of our judgments.
The vast majority of our revenues is gaming revenue, which is highly dependent upon the volume and spending levels of customers at our properties. Our gaming revenue is derived primarily from slot machines (which represented approximately 81% and 85% of our gaming revenue for the three months ended March 31, 2022 and 2021) and, to a lesser extent, table games and sports betting. Aside from gaming revenue, our revenues are primarily derived from our hotel, dining, retail, commissions, program sales, admissions, concessions and certain other ancillary activities, and our racing operations.
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
Reportable Segments
We have aggregated our operating segments into five reportable segments. Retail operating segments are based on the similar characteristics within the regions in which they operate: Northeast, South, West, and Midwest. Our Interactive segment includes the operating results of our wholly-owned interactive division, Penn Interactive Ventures, LLC (“Penn Interactive”), theScore, and the Company's proportionate share of earnings attributable to its equity method investment in Barstool Sports. We view each of our gaming and racing properties as an operating segment with the exception of our two properties in Jackpot, Nevada, which we view as one operating segment. We consider our combined Video Gaming Terminal (“VGT”) operations, by state, to be separate operating segments. For a listing of our gaming properties and VGT operations included in each reportable segment, see Note 2, “Significant Accounting Policies,” in the notes to our unaudited Consolidated Financial Statements.

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

	For the three months ended March 31,
(dollars in millions)	2022	2021
Revenues:
Northeast segment	$658.5	$570.9
South segment	341.4	295.9
West segment	140.9	96.6
Midwest segment	282.9	234.7
Interactive segment	141.5	86.3
Other (1)	7.3	1.6
Intersegment eliminations (2)	(8.3)	(11.1)
Total	$1,564.2	$1,274.9

Net income	$51.6	$90.9

Adjusted EBITDAR:
Northeast segment	$205.2	$193.2
South segment	146.5	133.9
West segment	51.2	35.2
Midwest segment	125.5	106.0
Interactive segment	(10.0)	1.3
Other (1)	(23.7)	(22.6)
Total (3)	494.7	447.0
Rent expense associated with triple net operating leases (4)	(60.1)	(110.4)
Adjusted EBITDA	$434.6	$336.6

Net income margin	3.3%	7.1%
Adjusted EBITDAR margin	31.6%	35.1%
Adjusted EBITDA margin	27.8%	26.4%
(1)The Other category consists of the Company’s stand-alone racing operations, namely Sanford-Orlando Kennel Club, and Sam Houston and Valley Race Parks (the remaining 50% was acquired by Penn on August 1, 2021), the Company’s joint venture interests in Freehold Raceway, and our management contract for Retama Park Racetrack. Expenses incurred for corporate and shared services activities that are directly attributable to a property or are otherwise incurred to support a property are allocated to each property. The Other category also includes corporate overhead costs, which consist of certain expenses, such as: payroll, professional fees, travel expenses and other general and administrative expenses that do not directly relate to or have not otherwise been allocated to a property.
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
(4)Solely comprised of rent expense associated with the operating lease components contained within our triple net master lease dated November 1, 2013 with GLPI and the triple net master lease assumed in connection with our acquisition of Pinnacle Entertainment, Inc., our individual triple net leases with GLPI for the real estate assets used in the operation of Tropicana Las Vegas Hotel and Casino, Inc. and Hollywood Casino at Meadows Racetrack, and our individual triple net leases with VICI Properties Inc. (NYSE: VICI) (“VICI”) for the real estate assets used in the operations of

Margaritaville Casino Resort and Greektown Casino-Hotel (of which the Tropicana Lease, Meadows Lease, Margaritaville Lease and the Greektown Lease are defined in “Liquidity and Capital Resources”) and are referred to collectively as our “triple net operating leases”.
As a result of the Lease Modification defined in Note 9, “Leases” to our unaudited Consolidated Financial Statements, only the land and building components associated with the operations of Hollywood Gaming at Dayton Raceway and Hollywood Gaming at Mahoning Valley Race Course are classified as operating leases which is recorded to rent expense, as compared to prior to the Lease Modification, whereby the land components of substantially all of the Master Lease properties were classified as operating leases and recorded to rent expense. Subsequent to the Lease Modification, the land components associated with the properties are primarily classified as finance leases.
Consolidated comparison of the three months ended March 31, 2022 and 2021.
Revenues
The following table presents our consolidated revenues:

	For the three months ended March 31,		Change
(dollars in millions)	2022	2021	$	%
Revenues
Gaming	$1,291.2	$1,082.0	$209.2	19.3%
Food, beverage, hotel and other	273.0	192.9	80.1	41.5%
Total revenues	$1,564.2	$1,274.9	$289.3	22.7%
Gaming revenues for the three months ended March 31, 2022 increased $209.2 million, compared to the prior year period primarily due to easing of restrictions, strong visitation levels among all age groups, increased length of play, increased spend per guest, continued growth in our online, and sports betting revenues and the inclusion of the operating results of three new properties: Hollywood Casino Perryville, which was acquired on July 1, 2021; Hollywood Casino York, which opened August 12, 2021; and Hollywood Casino Morgantown, which opened December 22, 2021.
During the prior year period, gaming revenues were negatively impacted by restrictions on gaming patron capacity in place across all of our properties within the quarter.
Food, beverage, hotel and other revenues for the three months ended March 31, 2022 increased $80.1 million compared to the prior year period, primarily due to easing of restrictions, strong visitation levels among all age groups, and increased offerings and hours of operations, as well as the inclusion of the operating results from our three new properties discussed above.
During the prior year period, food, beverage, hotel and other revenues were negatively impacted as our properties operated within locally-restricted gaming capacity and limited food and beverage, hotel capacity, and other amenity offerings.
See “Segment comparison of the three months ended March 31, 2022 and 2021” below for more detailed explanations of the fluctuations in revenues.
Operating expenses
The following table presents our consolidated operating expenses:

	For the three months ended March 31,		Change
(dollars in millions)	2022	2021	$	%
Operating expenses
Gaming	$686.6	$527.8	$158.8	30.1%
Food, beverage, hotel and other	171.9	123.1	48.8	39.6%
General and administrative	295.5	326.2	(30.7)	(9.4)%
Depreciation and amortization	118.2	81.3	36.9	45.4%
Total operating expenses	$1,272.2	$1,058.4	$213.8	20.2%
Gaming expenses consist primarily of payroll expenses associated with our gaming operations and gaming taxes. Gaming expenses for the three months ended March 31, 2022 increased $158.8 million, compared to the prior year period, primarily due to an increase in gaming taxes resulting from the increase in gaming revenues, as discussed above, as well as increases in payroll and marketing and promotional expenses due to increased volumes, while still remaining below pre-pandemic levels. During the three months ended March 31, 2021, all of our properties operated under restricted gaming patron capacity with lower gaming activity, resulting in lower gaming expenses.
Food, beverage, hotel and other expenses consist primarily of payroll expenses and costs of goods sold associated with our food, beverage, hotel, retail, racing, and interactive operations. Food, beverage, hotel and other expenses for the three months ended March 31, 2022 increased $48.8 million compared to the prior year period, primarily due to increased offerings and hours of operations which resulted in increases in payroll expenses and cost of sales. The prior year quarter was impacted by reduced hotel capacity and limited food and beverage options.
General and administrative expenses include items such as compliance, facility maintenance, utilities, property and liability insurance, surveillance and security, lobbying expenses, and certain housekeeping services, as well as all expenses for administrative departments such as accounting, purchasing, human resources, legal and internal audit. General and administrative expenses also include stock-based compensation expense; pre-opening expenses; acquisition and transaction costs; gains and losses on disposal of assets; insurance recoveries, net of deductible charges; changes in the fair value of our contingent purchase price obligations; expense associated with cash-settled stock-based awards (including changes in fair value thereto); and rent expense associated with our triple net operating leases.
For the three months ended March 31, 2022, general and administrative expenses decreased by $30.7 million period over period primarily due to a decrease in the rent costs associated with our Master Leases of $50.3 million, representing changes in lease classifications from operating to finance as a result of the Lease Modification as described in Note 9, “Leases” to our unaudited Consolidated Financial Statements. In addition, general and administrative expenses decreased by $24.4 million due to a reduction in the Company’s cash-settled stock-based awards expense which is primarily driven by the Company’s stock price, and an $8.8 million gain representing insurance proceeds received in excess of the receivable due to Hurricane Laura in 2020. Offsetting these decreases are increased payroll costs of $19.7 million, increased stock compensation costs of $12.8 million, and legal and other professional costs associated with acquisitions of $6.7 million, primarily related to the acquisition of theScore.
Depreciation and amortization for the three months ended March 31, 2022 increased period over period primarily due to increased depreciation costs associated with our Master Leases of $30.2 million, representing changes in lease classifications from operating to finance as a result of the Lease Modification as described in Note 9, “Leases” to our unaudited Consolidated Financial Statements.
Other income (expenses)
The following table presents our consolidated other income (expenses):

	For the three months ended March 31,		Change
(dollars in millions)	2022	2021	$	%
Other income (expenses)
Interest expense, net	$(160.8)	$(135.7)	$(25.1)	18.5%
Income from unconsolidated affiliates	$8.7	$9.6	$(0.9)	(9.4)%
Other	$(40.7)	$21.1	$(61.8)	N/M
Income tax expense	$(47.6)	$(20.6)	$(27.0)	131.1%
N/M - Not meaningful
Interest expense, net increased for the three months ended March 31, 2022 as compared to the prior year period, primarily due to a net $22.8 million increase in Master Lease interest costs due to changes in lease classifications as a result of the Lease Modification as described in Note 9, “Leases” to our unaudited Consolidated Financial Statements.
Income from unconsolidated affiliates relates principally to our investment in Barstool Sports, and our Kansas Entertainment and Freehold Raceway joint ventures. The decrease for the three months ended March 31, 2022, compared to the prior year period, was due to lower income earned from our investments in unconsolidated affiliates. We record our proportionate share of Barstool Sports’ net income or loss one quarter in arrears.
Other includes miscellaneous income and expense items and primarily relates to realized and unrealized gains and losses on equity securities (including warrants), held by Penn Interactive and unrealized gains and losses related to certain Barstool Sports shares. Equity securities were provided to the Company in conjunction with entering into multi-year agreements with sports betting operators for online sports betting and related iCasino market access across our portfolio. For the three months ended March 31, 2022, other income primarily consisted of an unrealized holding loss of $38.7 million, compared to an unrealized holding gain of $26.1 million for the three months ended March 31, 2021.

Income tax expense was a $47.6 million and $20.6 million expense for the three months ended March 31, 2022 and 2021, respectively. Our effective tax rate (income taxes as a percentage of income from operations before income taxes) including discrete items was 48.0% and 18.5% for the three months ended March 31, 2022 and 2021, respectively. The change in the effective rate for the three months ended March 31, 2022 as compared to the prior year period was primarily due to an increase in the valuation allowance attributed to the Lease Modification during the period ended March 31, 2022.

Our effective income tax rate can vary each reporting period depending on, among other factors, the geographic and business mix of our earnings, changes to our valuation allowance, and the level of our tax credits. Certain of these and other factors, including our history and projections of pre-tax earnings, are considered in assessing our ability to realize our net deferred tax assets.
Segment comparison of the three months ended March 31, 2022 and 2021
Northeast Segment

	For the three months ended March 31,		Change
(dollars in millions)	2022	2021	$	%
Revenues
Gaming	$599.1	$527.0	$72.1	13.7%
Food, beverage, hotel and other	59.4	43.9	15.5	35.3%
Total revenues	$658.5	$570.9	$87.6	15.3%

Adjusted EBITDAR	$205.2	$193.2	$12.0	6.2%
Adjusted EBITDAR margin	31.2%	33.8%		-260 bps
The Northeast segment’s revenues for the three months ended March 31, 2022 increased by $87.6 million over the prior year period, primarily due to easing of restrictions, strong visitation levels among all age groups, increased length of play, and increased spend per guest. In addition, the Northeast segment includes operating results from our three new properties: Hollywood Casino Perryville, Hollywood Casino York, and Hollywood Casino Morgantown. During the three months ended March 31, 2021, our Northeast segment’s operating results were negatively impacted as our properties operated within locally-restricted gaming capacity and limited food and beverage and other amenity offerings. Additionally, our Pennsylvania properties were temporarily closed for three days in January 2021, due to COVID-19 restrictions.
For the three months ended March 31, 2022, the Northeast segment’s Adjusted EBITDAR increased $12.0 million primarily due to an increase in gaming and non-gaming revenues, as discussed above. Adjusted EBITDAR margin decreased by 260 basis points to 31.2% due to increased gaming and non-gaming activity as operating restrictions eased, which resulted in increased payroll cost, cost of sales, and marketing expenses.

South Segment

	For the three months ended March 31,		Change
(dollars in millions)	2022	2021	$	%
Revenues
Gaming	$278.6	$245.4	$33.2	13.5%
Food, beverage, hotel and other	62.8	50.5	12.3	24.4%
Total revenues	$341.4	$295.9	$45.5	15.4%

Adjusted EBITDAR	$146.5	$133.9	$12.6	9.4%
Adjusted EBITDAR margin	42.9%	45.3%		-240 bps
The South segment’s revenues for the three months ended March 31, 2022 increased by $45.5 million over the prior year period, primarily due to strong visitation levels among all age groups, increased length of play, and increased spend per guest. During the three months ended March 31, 2021, our South segment’s operating results were impacted as our properties operated within locally-restricted gaming capacity and limited food and beverage and other amenity offerings.
For the three months ended March 31, 2022, the South segment’s Adjusted EBITDAR increased $12.6 million primarily due to the increases in gaming and non gaming revenues. Adjusted EBITDAR margin decreased by 240 basis points to 42.9% due to increased gaming and non-gaming activity, which resulted in increased payroll cost, cost of sales, and marketing expenses.
West Segment

	For the three months ended March 31,		Change
(dollars in millions)	2022	2021	$	%
Revenues
Gaming	$94.1	$69.1	$25.0	36.2%
Food, beverage, hotel and other	46.8	27.5	19.3	70.2%
Total revenues	$140.9	$96.6	$44.3	45.9%

Adjusted EBITDAR	$51.2	$35.2	$16.0	45.5%
Adjusted EBITDAR margin	36.3%	36.4%		-10 bps
The West segment’s revenues for the three months ended March 31, 2022 increased by $44.3 million over the prior year period, primarily due to easing of restrictions, strong visitation levels among all age groups, increased length of play, and increased spend per guest. During the three months ended March 31, 2021, our West segment’s operating results were negatively impacted by the temporary closure of our Zia Park property due to the COVID-19 pandemic, which remained closed until March 5, 2021. Additionally, during the three months ended March 31, 2021, our other properties in the West segment operated within locally restricted gaming and hotel capacity and limited food and beverage and other amenities offerings.
For the three months ended March 31, 2022, the West segment’s Adjusted EBITDAR increased $16.0 million primarily due to increases in gaming and non gaming revenues while Adjusted EBITDAR margin remained relatively unchanged.

Midwest Segment

	For the three months ended March 31,		Change
(dollars in millions)	2022	2021	$	%
Revenues
Gaming	$256.5	$216.9	$39.6	18.3%
Food, beverage, hotel and other	26.4	17.8	8.6	48.3%
Total revenues	$282.9	$234.7	$48.2	20.5%

Adjusted EBITDAR	$125.5	$106.0	$19.5	18.4%
Adjusted EBITDAR margin	44.4%	45.2%		-80 bps
The Midwest segment’s revenues for the three months ended March 31, 2022 increased by $48.2 million over the prior year period, primarily due to easing of restrictions, strong visitation levels among all age groups, increased length of play and increased spend per guest. During the three months ended March 31, 2021, our Midwest segment’s operating results were negatively impacted as our properties operated within locally-restricted gaming capacity and limited food and beverage and other amenity offerings. Additionally, our Illinois properties were temporarily closed for periods between fifteen and twenty-two days in January 2021, due to COVID-19 restrictions.
For the three months ended March 31, 2022, the Midwest segment’s Adjusted EBITDAR increased $19.5 million primarily due to increases in gaming and non gaming revenues. Adjusted EBITDAR margin decreased by 80 basis points to 44.4% primarily due to an increase in gaming and non gaming activity which resulted in increased payroll cost, cost of sales, and marketing expenses.
Interactive Segment

	For the three months ended March 31,		Change
(dollars in millions)	2022	2021	$	%
Revenues
Gaming	$62.9	$23.6	$39.3	166.5%
Food, beverage, hotel and other	78.6	62.7	15.9	25.4%
Total revenues	$141.5	$86.3	$55.2	64.0%

Adjusted EBITDAR	$(10.0)	$1.3	$(11.3)	N/M
Adjusted EBITDAR margin	(7.1)%	1.5%		N/M
N/M - Not meaningful
The Interactive segment, which was previously reported within Other, includes the operating results of Penn Interactive, theScore, and the Company’s proportionate share of earnings attributable to its equity method investment in Barstool Sports. The Interactive segment’s revenues for the three months ended March 31, 2022 increased by $55.2 million over the prior year period, primarily due to the expansion of Barstool Sportsbook and Casino app as well as the inclusion of revenues from theScore, which was acquired on October 19, 2021. Additionally, revenues are inclusive of a tax gross-up of $50.3 million and $39.4 million for the three months ended March 31, 2022 and 2021, respectively.

For the three months ended March 31, 2022, the Interactive segment’s Adjusted EBITDAR and Adjusted EBITDAR margin decreased primarily due increased expenses related to ramping and launching the Penn Interactive online sportsbook and casino operations in new states, and the inclusion of theScore financial results, as indicated above.

Other

	For the three months ended March 31,		Change
(dollars in millions)	2022	2021	$	%
Revenues
Food, beverage, and other	$7.3	$1.6	$5.7	356.3%
Total revenues	$7.3	$1.6	$5.7	356.3%

Adjusted EBITDAR	$(23.7)	$(22.6)	$(1.1)	4.9%
Other consists of the Company’s stand-alone racing operations, as well as corporate overhead costs, which primarily includes certain expenses such as payroll, professional fees, travel expenses and other general and administrative expenses that do not directly relate to or have not otherwise been allocated to a property. Revenues for the three months ended March 31, 2022, have increased as compared to the prior year period, primarily due to the acquisition of Sam Houston, the remaining 50% of which was acquired on August 1, 2021.
Adjusted EBITDAR decreased by $1.1 million for the three months ended March 31, 2022, as compared to the prior year period, primarily due to increased corporate overhead costs that are reflective of the current operating environment.

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
We define Adjusted EBITDA as earnings before interest expense, net; income taxes; depreciation and amortization; stock-based compensation; debt extinguishment and financing charges; impairment losses; insurance recoveries, net of deductible charges; changes in the estimated fair value of our contingent purchase price obligations; gain or loss on disposal of assets; the difference between budget and actual expense for cash-settled stock-based awards; pre-opening expenses; and other. Adjusted EBITDA is inclusive of income or loss from unconsolidated affiliates, with our share of non-operating items (such as interest expense, net; income taxes; depreciation and amortization; and stock-based compensation expense) added back for Barstool Sports and our Kansas Entertainment, LLC joint venture. Adjusted EBITDA is inclusive of rent expense associated with our triple net operating leases (the operating lease components contained within our triple net master lease dated November 1, 2013 with Gaming and Leisure Properties, Inc. (Nasdaq: GLPI) (“GLPI”) and the triple net master lease assumed in connection with our acquisition of Pinnacle Entertainment, Inc., our individual triple net leases with GLPI for the real estate assets used in the operation of Tropicana Las Vegas Hotel and Casino, Inc. and Hollywood Casino at Meadows Racetrack, and our individual triple net leases with VICI Properties Inc. (NYSE: VICI) (“VICI”) for the real estate assets used in the operations of Margaritaville Casino Resort and Greektown Casino-Hotel). Although Adjusted EBITDA includes rent expense associated with our triple net operating leases, we believe Adjusted EBITDA is useful as a supplemental measure in evaluating the performance of our consolidated results of operations. We define Adjusted EBITDA margin as Adjusted EBITDA divided by consolidated revenues.
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

	For the three months ended March 31,
(dollars in millions)	2022	2021
Net income	$51.6	$90.9
Income tax expense	47.6	20.6
Income from unconsolidated affiliates	(8.7)	(9.6)
Interest expense, net	160.8	135.7
Other (income) expenses	40.7	(21.1)
Operating income	292.0	216.5
Stock-based compensation (1)	17.0	4.2
Cash-settled stock-based award variance (1)(2)	(2.9)	21.5
Gain on disposal of assets (1)	(0.1)	(0.1)
Contingent purchase price (1)	(0.1)	0.1
Pre-opening expenses (1)(3)	1.5	1.6
Depreciation and amortization	118.2	81.3
Insurance recoveries, net of deductible charges (1)	(8.8)	—
Income from unconsolidated affiliates	8.7	9.6
Non-operating items of equity method investments (4)	1.8	1.6
Other expenses (1)(3)(5)	7.3	0.3
Adjusted EBITDA	434.6	336.6
Rent expense associated with triple net operating leases (1)	60.1	110.4
Adjusted EBITDAR	$494.7	$447.0

Net income margin	3.3%	7.1%
Adjusted EBITDA margin	27.8%	26.4%
Adjusted EBITDAR margin	31.6%	35.1%
(1)    These items are included in “General and administrative” within the Company’s unaudited Consolidated Statements of Operations.
(2)    Our cash-settled stock-based awards are adjusted to fair value each reporting period based primarily on the price of the Company’s common stock. As such, significant fluctuations in the price of the Company’s common stock during any reporting period could cause significant variances to budget on cash-settled stock-based awards.
(3)    During the first quarter of 2021, acquisition costs were included within pre-opening and acquisition costs. Beginning with the quarter ended June 30, 2021, acquisition costs are presented as part of other expenses.
(4)    Consists principally of interest expense, net; income taxes; depreciation and amortization; and stock-based compensation expense associated with Barstool Sports and our Kansas Entertainment joint venture. We record our portion of Barstool Sports, Inc.’s net income or loss, including adjustments to arrive at Adjusted EBITDAR, one quarter in arrears.
(5)    Consists of non-recurring acquisition and transaction costs, and finance transformation costs associated with the implementation of our new Enterprise Resource Management system.

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

	For the three months ended March 31,		Change
(dollars in millions)	2022	2021	$	%
Net cash provided by operating activities	$224.9	$180.5	$44.4	24.6%
Net cash used in investing activities	$(39.6)	$(27.3)	$(12.3)	45.1%
Net cash (used in) provided by financing activities	$(239.2)	$60.1	$(299.3)	N/M
N/M - Not meaningful
Operating Cash Flow
Net cash provided by operating activities increased by $44.4 million for the three months ended March 31, 2022, primarily due to increased gaming and non gaming revenues as operations at our properties benefited from strong visitation levels among all age groups and increased length of play.
Investing Cash Flow
Cash used in investing activities for the three months ended March 31, 2022 of $39.6 million is primarily due to capital expenditures of $65.6 million, offset by insurance proceeds received for losses incurred due to Hurricane Laura in 2020. For the three months ended March 31, 2021, cash used in investing activities of $27.3 million was primarily due to capital expenditures.
Capital Expenditures
Capital expenditures are accounted for as either project capital (new facilities or expansions) or maintenance (replacement) capital expenditures. Cash provided by operating activities as well as cash available under our Revolving Facility was available to fund our capital expenditures for three months ended March 31, 2022 and 2021.
Capital expenditures for the three months ended March 31, 2022 and 2021 were $65.6 million and $25.7 million, respectively. Capital expenditures related to our York and Morgantown development project were $11.0 million and $10.9 million for the three months ended March 31, 2022 and 2021, respectively. For the year ending December 31, 2022, our anticipated capital expenditures are approximately $300 million, which includes capital expenditures required under our Triple Net Leases, which require us to spend a specified percentage of net revenues.
Financing Cash Flow
For the three months ended March 31, 2022, net cash used in financing activities totaled $239.2 million, primarily due to $175.1 million of repurchases of our common stock. During the three months ended March 31, 2021, cash provided by financing activities of $60.1 million was primarily due to net cash proceeds of $72.5 million from other long-term obligations.
Borrowings and Repayments of Long-term Debt
On May 3, 2022, the Company entered into a Second Amended and Restated Credit Agreement with its various lenders (the “Second Amended and Restated Credit Agreement”). The Second Amended and Restated Credit Agreement provides for a $1.0 billion revolving credit facility, undrawn at close, (the “Revolving Credit Facility”), a five-year $550.0 million term loan A facility (the “Term Loan A”) and a seven-year $1.0 billion term loan B facility (the “Term Loan B”) facilities (together, the “Credit Facilities”). The proceeds from the Credit Facilities were used to repay the existing Term Loan A Facility and Term Loan B-1 Facility balances.
The Credit Facilities contain customary covenants that, among other things, restrict, subject to certain exceptions, the ability of the Company and certain of its subsidiaries to grant liens on their assets, incur indebtedness, sell assets, make investments, engage in acquisitions, mergers or consolidations, pay dividends and make other restricted payments and prepay certain indebtedness that is subordinated in right of payment to the obligations under the Credit Facilities. The Credit Facilities contain two financial covenants: a maximum total net leverage ratio of 4.50 to 1.00, which is subject to a step up to 5.00 to 1.00 in the case of certain significant acquisitions, and a minimum interest coverage ratio of 2.00 to 1.00. The Credit Facilities also contain certain customary affirmative covenants and events of default, including the occurrence of a change of control (as defined in the documents governing the Credit Facilities), termination and certain defaults under the Penn Master Lease and the Pinnacle Master Lease (both of which are defined in Note 9, “Leases”).

At March 31, 2022, we had $2.8 billion in aggregate principal amount of indebtedness, including $1.5 billion outstanding under our Senior Secured Credit Facilities, $400.0 million outstanding under our 5.625% senior unsecured notes, $400.0 million outstanding under our 4.125% senior unsecured notes, $330.5 million outstanding under our Convertible Notes, and $151.9 million outstanding in other long-term obligations. No amounts were drawn on our Revolving Facility. After the refinancing of our Senior Secured Credit Facilities discussed above, we have no debt maturing prior to 2026. As of March 31, 2022 we had conditional obligations under letters of credit issued pursuant to the Senior Secured Credit Facilities with face amounts aggregating to $25.7 million resulting in $674.3 million available borrowing capacity under our Revolving Facility.

Covenants
Our Senior Secured Credit Facilities, 5.625% Notes and 4.125% Notes require us, among other obligations, to maintain specified financial ratios and to satisfy certain financial tests. In addition, our Senior Secured Credit Facilities, 5.625% Notes and 4.125% Notes, restrict, among other things, our ability to incur additional indebtedness, incur guarantee obligations, amend debt instruments, pay dividends, create liens on assets, make investments, engage in mergers or consolidations, and otherwise restrict corporate activities. Our debt agreements also contain customary events of default, including cross-default provisions that require us to meet certain requirements under the Penn Master Lease and the Pinnacle Master Lease (both of which are defined in Note 9, “Leases” to our unaudited Consolidated Financial Statements), each with GLPI. If we are unable to meet our financial covenants or in the event of a cross-default, it could trigger an acceleration of payment terms.
As of March 31, 2022, the Company was in compliance with all required financial covenants. The Company believes that it will remain in compliance with all of its required financial covenants for at least the next twelve months following the date of filing this Quarterly Report on Form 10-Q with the SEC.
See Note 8, “Long-term Debt,” in the notes to our unaudited Consolidated Financial Statements for additional information of the Company’s debt and other long-term obligations.
Share Repurchase Authorization
On February 1, 2022, the Board of Directors of Penn approved a $750.0 million share repurchase authorization. The three-year authorization expires on January 31, 2025. Repurchases by the Company will be subject to available liquidity, general market and economic conditions, alternate uses for the capital and other factors. Share repurchases may be made from time to time through a 10b5-1 trading plan, open market transactions, block trades or in private transactions in accordance with applicable securities laws and regulations and other legal requirements. There is no minimum number of shares that the Company is required to repurchase and the repurchase authorization may be suspended or discontinued at any time without prior notice.
During the three months ended March 31, 2022, the Company repurchased 3,802,408 shares of its common stock in open market transactions for $175.1 million at an average price of $46.04 per share. The cost of all repurchased shares is recorded as “Treasury stock” within our unaudited Consolidated Balance Sheets. The remaining availability under our $750.0 million share repurchase authorization was $574.9 million as of May 5, 2022.
Triple Net Leases
The majority of the real estate assets used in the Company’s operations are subject to triple net master leases; the most significant of which are the Penn Master Lease and the Pinnacle Master Lease. In addition, six of the gaming facilities used in our operations are subject to individual triple net leases. We refer to the Penn Master Lease, the Pinnacle Master Lease, the Perryville Lease, the Meadows Lease, the Margaritaville Lease, the Greektown Lease, the Tropicana Lease and the Morgantown Lease, collectively, as our Triple Net Leases.The Company’s Triple Net Leases are accounted for as either operating leases, finance leases, or financing obligations.

Under our Triple Net Leases, in addition to lease payments for the real estate assets, we are required to pay the following, among other things: (i) all facility maintenance; (ii) all insurance required in connection with the leased properties and the business conducted on the leased properties; (iii) taxes levied on or with respect to the leased properties (other than taxes on the income of the lessor); (iv) all tenant capital improvements; and (v) all utilities and other services necessary or appropriate for the leased properties and the business conducted on the leased properties. Additionally, our Triple Net Leases are subject to annual escalators and periodic percentage rent resets, as applicable. See Note 9, “Leases,” in the notes to our unaudited Consolidated Financial Statements for further discussion and disclosure related to the Company’s leases.

Payments to our REIT Landlords under Triple Net Leases
Total payments made to our REIT Landlords, GLPI and VICI, were as follows:

	For the three months ended March 31,
(in millions)	2022	2021
Penn Master Lease	$119.2	$117.9
Pinnacle Master Lease	82.5	81.3
Perryville Lease	1.9	—
Meadows Lease	6.2	6.2
Margaritaville Lease	5.9	5.9
Greektown Lease	12.8	13.9
Morgantown Lease	0.8	0.8
Total (1)	$229.3	$226.0
(1)Rent payable under the Tropicana Lease is nominal. Therefore, this lease has been excluded from the table above.
Outlook
Based on our current level of operations, we believe that cash generated from operations and cash on hand, together with amounts available under our Senior Secured Credit Facilities, will be adequate to meet our anticipated obligations under our Triple Net Leases, debt service requirements, capital expenditures and working capital needs for the foreseeable future. However, our ability to generate sufficient cash flow from operations will depend on a range of economic, competitive and business factors, many of which are outside our control. We cannot be certain: (i) of the impact of global supply chain disruptions and price inflation on the U.S. economy and the ability of our business to maintain its recovery from the impacts of the COVID-19 pandemic; (ii) that our anticipated earnings projections will be realized; (iii) that we will achieve the expected synergies from our acquisitions; and (iv) that future borrowings will be available under our Senior Secured Credit Facilities or otherwise will be available in the credit markets to enable us to service our indebtedness or to make anticipated capital expenditures. We caution you that the trends seen at our properties, such as strong visitation and increased length of play, may not continue. In addition, while we anticipated that a significant amount of our future growth would come through the pursuit of opportunities within other distribution channels, such as retail and online sports betting, social gaming, retail gaming, and iGaming; from acquisitions of gaming properties at reasonable valuations; greenfield projects; and jurisdictional expansions and property expansion in under-penetrated markets; there can be no assurance that this will be the case given the uncertainty arising from the COVID-19 pandemic. If we consummate significant acquisitions in the future or undertake any significant property expansions, our cash requirements may increase significantly and we may need to make additional borrowings or complete equity or debt financings to meet these requirements. See Part I, Item 1A. “Risk Factors” of the Company’s Form 10-K for the year ended December 31, 2021 for a discussion of additional risks related to the Company’s capital structure.
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
CRITICAL ACCOUNTING ESTIMATES
A complete discussion of our critical accounting estimates is included in our Form 10-K for the year ended December 31, 2021. There have been no significant changes in our critical accounting estimates during the three months ended March 31, 2022.
RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
For information with respect to new accounting pronouncements and the impact of these pronouncements on our unaudited Consolidated Financial Statements, see Note 3, “New Accounting Pronouncements,” in the notes to our unaudited Consolidated Financial Statements.

IMPORTANT FACTORS REGARDING FORWARD-LOOKING STATEMENTS
This Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements can be identified by the use of forward-looking terminology such as “expects,” “believes,” “estimates,” “projects,” “intends,” “plans,” “goal,” “seeks,” “may,” “will,” “should,” or “anticipates” or the negative or other variations of these or similar words, or by discussions of future events, strategies or risks and uncertainties. Specifically, forward-looking statements include, but are not limited to, statements regarding: the Company's expectations of, and guidance regarding, future results of operations and financial condition, the assumptions provided regarding the guidance, including the scale and timing of the Company’s product and technology investments; the Company’s anticipated share repurchases; the Company's expectations with regard to results, and the impact of competition, in online sports betting, iGaming and retail/mobile sportsbooks, including the expected results of theScore Bet in Ontario; the Company's launch of its Interactive segment's products in new jurisdictions and enhancements to existing Interactive segment products, including the transition to theScore's proprietary risk and trading platform in Ontario, the integration of the Barstool Sportsbook into theScore mobile app in the U.S., and the migration of the Barstool Sportsbook to theScore's player account management trading platforms; the Company's expectations with regard to its future investments in Barstool Sports and the future success of its products; the Company's expectations with respect to the integration and synergies related to the Company's integration of theScore and Barstool Sports; the Company’s expectations with respect to the ongoing introduction and the potential benefits of the cashless, cardless and contactless (“3Cs”) technology; the Company's development projects; and the timing, cost and expected impact of planned capital expenditures on the Company's results of operations.
Such statements are all subject to risks, uncertainties and changes in circumstances that could significantly affect the Company’s future financial results and business. Accordingly, the Company cautions that the forward-looking statements contained herein are qualified by important factors that could cause actual results to differ materially from those reflected by such statements. Such factors include: the effects of economic conditions and market conditions in the markets in which the Company operates; competition with other entertainment, sports content, and casino gaming experiences; the timing, cost and expected impact of product and technology investments; risks relating to international operations, permits, licenses, financings, approvals and other contingencies in connection with growth in new or existing jurisdictions; and additional risks and uncertainties described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, subsequent Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, each as filed with the U.S. Securities and Exchange Commission. The Company does not intend to update publicly any forward-looking statements except as required by law. Considering these risks, uncertainties and assumptions, the forward-looking events discussed in this Form 10-Q may not occur.
ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
We are exposed to market risk from adverse changes in interest rates with respect to the short-term floating interest rate on borrowings under our Senior Secured Credit Facilities. As of March 31, 2022, the Company’s Senior Secured Credit Facilities had a gross outstanding balance of $1.5 billion, consisting of a $566.1 million Term Loan A Facility, a $977.1 million Term Loan B-1 Facility. As of March 31, 2022, we have $674.3 million of available borrowing capacity under our Revolving Facility.
The table below provides information as of March 31, 2022 about our long-term debt obligations that are sensitive to changes in interest rates, including the notional amounts maturing during the twelve month period presented and the related weighted-average interest rates by maturity dates.

(dollars in millions)	4/01/22 - 3/31/23	4/01/23 - 3/31/24	4/01/24 - 3/31/25	4/01/25 - 3/31/26	4/01/26 - 3/31/27	Thereafter	Total	Fair Value
Fixed rate	$—	$—	$—	$—	$—	$400.0	$400.0	$396.0
Average interest rate						5.625%
Fixed rate	$—	$—	$—	$—	$—	$400.0	$400.0	$356.0
Average interest rate						4.125%
Fixed rate	$—	$—	$—	$—	$330.5	$—	$330.5	$676.3
Average interest rate					2.75%
Variable rate	$82.1	$506.7	$11.2	$943.2	$—	$—	$1,543.2	$1,530.7
Average interest rate (1)	5.52%	5.46%	4.63%	4.64%	—%
(1)Estimated rate, reflective of forward LIBOR as of March 31, 2022 plus the spread over LIBOR applicable to variable-rate borrowing.

Foreign Currency Exchange Rate Risk
We are exposed to currency translation risk because the results of our international entities are reported in local currency, which we then translate to U.S. dollars for inclusion in our unaudited Consolidated Financial Statements. As a result, changes between the foreign exchange rates, in particular the Canadian dollar compared to the U.S. dollar, affect the amounts we record for our foreign assets, liabilities, revenues and expenses, and could have a negative effect on our financial results. The results of theScore are reported in Canadian dollars, which we then translate to U.S. dollars for inclusion in our unaudited Consolidated Financial Statements. We do not currently enter into hedging arrangements to minimize the impact of foreign currency fluctuations on our operations. For the three months ended March 31, 2022, we incurred an unrealized foreign currency translation adjustment gain of $35.8 million.
ITEM 4.CONTROLS AND PROCEDURES
The Company’s management, under the supervision and with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of March 31, 2022. Based on this evaluation, our principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2022 to ensure that information required to be disclosed by the Company in reports we file or submit under the Exchange Act is (i) recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the United States Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to the Company’s management, including the Company’s principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.
During the quarter ended March 31, 2022, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II.    OTHER INFORMATION
ITEM 1.    LEGAL PROCEEDINGS
We are a party to a number of other pending legal proceedings. Management does not expect that the outcome of such proceedings, either individually or in the aggregate, will have a material effect on our financial position, results of operations or cash flows.
ITEM 1A.RISK FACTORS
We refer you to our 2021 Annual Report on Form 10-K for a discussion of the risk factors that affect our business and financial results. There have been no material changes to those risk factors.
ITEM 5.OTHER INFORMATION
Second Amended and Restated Credit Agreement
On May 3, 2022, the Company entered into a Second Amended and Restated Credit Agreement, by and among the Company, certain subsidiaries of the Company from time to time party thereto, as guarantors (the “Guarantors”), the lenders from time to time party thereto, Bank of America, N.A., as administrative agent and as collateral agent, and the other parties party thereto (the “Second Amended and Restated Credit Agreement”).
The Second Amended and Restated Credit Agreement provides for a $1,000.0 million revolving credit facility (the “Revolving Credit Facility”), a $550.0 million term loan A facility (the “Term Loan A”) and a $1,000.0 million term loan B facility (the “Term Loan B”) (together, the “Credit Facilities”).
Interest Rate and Fees
The interest rates per annum applicable to loans under the Credit Facilities are, at the Company’s option, equal to either a secured overnight financing rate plus a 0.10% credit spread adjustment (“Term SOFR”) or a base rate, in each case, plus an applicable margin. The applicable margin for each of the Revolving Credit Facility and the Term Loan A is initially 1.75% for Term SOFR loans and 0.75% for base rate loans until the Company provides financial reports for the first full fiscal quarter following closing and, thereafter, will range from 2.25% to 1.50% per annum for Term SOFR loans and 1.25% to 0.50% per annum for base rate loans, in each case depending on the Company’s total net leverage ratio. The applicable margin for the Term Loan B is 2.75% per annum for Term SOFR loans and 1.75% per annum for base rate loans. The Term Loan B is subject to a Term SOFR “floor” of 0.50% per annum and a base rate “floor” of 1.50% per annum. The Term Loan A and Revolving Credit Facility are subject to a Term SOFR “floor” of 0.00% per annum and a base rate “floor” of 1.00%. In addition, the Company will pay a commitment fee on the unused portion of the commitments under the Revolving Credit Facility at a rate that is initially 0.25% per annum, until the Company provides financial reports for the first full fiscal quarter following closing, and thereafter, will range from 0.35% to 0.20% per annum, depending on the Company’s total net leverage ratio.
Amortization
The Term Loan A amortizes in quarterly installments equal to 1.25% of the aggregate principal amount outstanding thereof, with the remaining balance payable on the date that is five years from the date of the closing of the Second Amended and Restated Credit Agreement.
The Term Loan B amortizes in quarterly installments equal to 0.25% of the aggregate principal amount outstanding thereof, with the remaining balance payable on the date that is seven years from the date of the closing of the Second Amended and Restated Credit Agreement.
The Revolving Credit Facility is not subject to amortization and the commitments thereunder will terminate on the date that is five years from the date of the closing of the Second Amended and Restated Credit Agreement.
Prepayments
The Credit Facilities require the Company to prepay outstanding loans, subject to certain exceptions (including a right of reinvestment of asset sale proceeds and casualty proceeds in the Company’s business) with a percentage of the proceeds of certain asset sales and casualty events (which percentage ranges from 0% to 100% depending on the Company’s total net leverage ratio), the incurrence of certain indebtedness and a percentage of annual excess cash flow (which percentage ranges from 0% to 50% depending on the Company’s total net leverage ratio). The Company may prepay all or any portion of the loans and terminate commitments under the Credit Facilities prior to maturity without premium or penalty, subject to reimbursement of any breakage costs of the lenders and subject, in the case of certain prepayments of the Term Loan B with lower priced credit facilities during the period of six months following the closing, to a 1% premium.
Guarantee and Security
All obligations under the Credit Facilities are unconditionally guaranteed by each of the Company’s existing and future direct and indirect wholly owned material domestic subsidiaries, subject to certain exceptions. All obligations of the Company under the Credit Facilities and the guarantees of those obligations are secured by a first priority pledge of substantially all of the assets of the Company and of the Guarantors, subject to certain exceptions. The property pledged by the Company and the Guarantors includes, but is not limited to, a first priority pledge of the leasehold interests of Penn Tenant, LLC in real property subject to lease from GLP Capital, L.P. (the “Penn Master Lease”) under long term lease arrangements and of Pinnacle MLS, LLC in real property subject to lease from Gold Merger Sub, LLC (the “PNK Master Lease”, and together with the Penn Master Lease, the “Master Leases”) under long term lease arrangements; a first priority pledge in certain material fee-owned real property of the Company and the Guarantors; a first priority pledge of all of the equity interests owned by the Company and the Guarantors in their respective domestic subsidiaries; and a first priority pledge of the equity interests owned by the Company and the Guarantors in their respective first-tier foreign subsidiaries (not to exceed 65% of the voting equity interests and 100% of the non-voting equity interests of each of such first-tier foreign subsidiaries), in each case, subject to certain exceptions.
Certain Covenants and Events of Default
The Credit Facilities contain customary covenants that, among other things, restrict, subject to certain exceptions, the ability of the Company and certain of its subsidiaries to grant liens on their assets, incur indebtedness, sell assets, make investments, engage in acquisitions, mergers or consolidations, pay dividends and make other restricted payments and prepay certain indebtedness that is subordinated in right of payment to the obligations under the Credit Facilities. The Credit Facilities contain two financial covenants: a maximum total net leverage ratio of 4.50 to 1.00, which is subject to a step up to 5.00 to 1.00 in the case of certain significant acquisitions, and a minimum interest coverage ratio of 2.00 to 1.00. The Credit Facilities also contain certain customary affirmative covenants and events of default, including the occurrence of a change of control (as defined in the documents governing the Credit Facilities), termination of the Master Leases and certain defaults under the Master Leases.
The foregoing description is only a summary and is qualified in its entirety by the Second Amended and Restated Credit Agreement, which is filed herewith as Exhibit 10.3 is incorporated herein by this reference.

ITEM 6. EXHIBITS

Exhibit
Number	Description of Exhibit

10.1
Ninth Amendment to the Penn Master Lease between GLP Capital L.P. and Penn Tenant LLC dated January 14, 2022 (“Penn Master Lease”) is hereby incorporated by reference to Exhibit 10.14(i) to the Company’s Current Report on Form 10-K, filed for the fiscal year ended December 31, 2021. (SEC File No. 000-24206)

10.2
Fifth Amendment to PNK Master Lease, dated as of January 14, 2022, by and between Pinnacle MLS, LLC and Gold Merger Sub, LLC is hereby incorporated by reference to Exhibit 10.15(e) to the Company’s Current Report on Form 10-K, filed for the fiscal year ended December 31, 2021. (SEC File No. 000-24206)

10.3*†
Second Amended and Restated Credit Agreement, dated as of May 3, 2022, by and among Penn National Gaming, Inc., as borrower, the guarantors from time to time party thereto, the lenders from time to time party thereto, Bank of America, N.A., as administrative agent and as collateral agent.

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

PENN NATIONAL GAMING, INC.
Dated:	May 5, 2022	By:	/s/ Christine LaBombard
Christine LaBombard
Senior Vice President and Chief Accounting Officer