Form 10-Q
period 2022-06-30
PENN Entertainment, Inc.
filed 2022-08-04
CIK 921738

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________
Commission file number: 0-24206
PENN Entertainment, Inc.
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
As of July 29, 2022, the number of shares of the registrant’s common stock outstanding was 158,562,535.

PENN ENTERTAINMENT, INC. AND SUBSIDIARIES

PART I.    FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS
PENN ENTERTAINMENT, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(in millions, except share and per share data)	June 30, 2022	December 31, 2021
Assets
Current assets
Cash and cash equivalents	$1,708.3	$1,863.9
Accounts receivable, net	169.4	195.0
Prepaid expenses	132.8	132.3
Other current assets	48.4	32.4
Total current assets	2,058.9	2,223.6
Property and equipment, net	4,539.7	4,582.2
Investment in and advances to unconsolidated affiliates	250.3	255.1
Goodwill	2,799.6	2,822.5
Other intangible assets, net	1,842.1	1,872.6
Lease right-of-use assets	6,181.3	4,853.0
Other assets	208.9	263.1
Total assets	$17,880.8	$16,872.1

Liabilities
Current liabilities
Accounts payable	$38.9	$53.3
Current maturities of long-term debt	55.8	99.5
Current portion of financing obligations	63.8	39.0
Current portion of lease liabilities	189.7	142.9
Accrued expenses and other current liabilities	737.7	798.5
Total current liabilities	1,085.9	1,133.2
Long-term debt, net of current maturities, debt discount and debt issuance costs	2,730.4	2,637.3
Long-term portion of financing obligations	4,001.3	4,057.8
Long-term portion of lease liabilities	5,941.7	4,628.6
Deferred income taxes	227.9	189.1
Other long-term liabilities	127.6	129.0
Total liabilities	14,114.8	12,775.0
Commitments and contingencies (Note 12)
Stockholders’ equity
Series B Preferred stock ($0.01 par value, 1,000,000 shares authorized, no shares issued and outstanding)	—	—
Series C Preferred stock ($0.01 par value, 18,500 shares authorized, no shares issued and outstanding)	—	—
Series D Preferred stock ($0.01 par value, 5,000 shares authorized, 969 shares issued in both periods, and 581 and 775 shares outstanding)	19.4	25.8
Common stock ($0.01 par value, 400,000,000 shares authorized in both periods, 172,234,701 and 171,729,276 shares issued, and 160,725,723 and 169,561,883 shares outstanding)	1.7	1.7
Exchangeable shares ($0.01 par value, 697,539 shares authorized and issued in both periods, 624,658 and 653,059 shares outstanding)	—	—
Treasury stock, at cost, (11,508,978 and 2,167,393 shares)	(370.5)	(28.4)
Additional paid-in capital	4,187.3	4,239.6
Retained earnings (accumulated deficit)	10.2	(86.5)
Accumulated other comprehensive loss	(81.3)	(54.4)
Total PENN Entertainment stockholders’ equity	3,766.8	4,097.8
Non-controlling interest	(0.8)	(0.7)
Total stockholders’ equity	3,766.0	4,097.1
Total liabilities and stockholders’ equity	$17,880.8	$16,872.1
See accompanying notes to the unaudited Consolidated Financial Statements.

PENN ENTERTAINMENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the three months ended June 30,		For the six months ended June 30,
(in millions, except per share data)	2022	2021	2022	2021
Revenues
Gaming	$1,325.6	$1,305.5	$2,616.8	$2,387.5
Food, beverage, hotel and other	301.3	240.3	574.3	433.2
Total revenues	1,626.9	1,545.8	3,191.1	2,820.7
Operating expenses
Gaming	713.6	620.9	1,400.2	1,148.7
Food, beverage, hotel and other	186.8	148.6	358.7	271.7
General and administrative	273.8	316.5	569.3	642.7
Depreciation and amortization	150.3	81.9	268.5	163.2
Total operating expenses	1,324.5	1,167.9	2,596.7	2,226.3
Operating income	302.4	377.9	594.4	594.4
Other income (expenses)
Interest expense, net	(193.6)	(138.0)	(354.4)	(273.7)
Income from unconsolidated affiliates	1.8	9.1	10.5	18.7
Other	(28.2)	2.8	(68.9)	23.9
Total other expenses	(220.0)	(126.1)	(412.8)	(231.1)
Income before income taxes	82.4	251.8	181.6	363.3
Income tax expense	(56.3)	(53.1)	(103.9)	(73.7)
Net income	26.1	198.7	77.7	289.6
Less: Net loss attributable to non-controlling interest	—	—	0.1	0.1
Net income attributable to PENN Entertainment	$26.1	$198.7	$77.8	$289.7

Earnings per share:
Basic earnings per share	$0.16	$1.27	$0.47	$1.85
Diluted earnings per share	$0.15	$1.17	$0.45	$1.72

Weighted-average common shares outstanding—basic	164.8	156.0	166.5	155.8
Weighted-average common shares outstanding—diluted	180.2	172.7	182.3	172.8
See accompanying notes to the unaudited Consolidated Financial Statements.

PENN ENTERTAINMENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	For the three months ended June 30,		For the six months ended June 30,
(in millions)	2022	2021	2022	2021
Net income	$26.1	$198.7	$77.7	$289.6
Other comprehensive loss:
Foreign currency translation adjustment during the period	(62.7)	—	(26.9)	—
Other comprehensive loss	(62.7)	—	(26.9)	—
Total comprehensive income (loss)	(36.6)	198.7	50.8	289.6
Less: Comprehensive loss attributable to non-controlling interest	—	—	0.1	0.1
Comprehensive income (loss) attributable to PENN Entertainment	$(36.6)	$198.7	$50.9	$289.7
See accompanying notes to the unaudited Consolidated Financial Statements.

PENN ENTERTAINMENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(UNAUDITED)

	Three Months Ended June 30, 2022 and 2021
	Preferred Stock		Common Stock				Treasury Stock	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Total PENN Stockholders’ Equity	Non-Controlling Interest	Total Stockholders’ Equity
(in millions, except share data)	Shares	Amount	PENN Entertainment Shares	Amount	Exchangeable Shares	Amount
Balance as of April 1, 2022	581	$19.4	166,161,818	$1.7	633,189	$—	$(203.5)	$4,170.4	$(15.9)	$(18.6)	$3,953.5	$(0.8)	$3,952.7
Share-based compensation arrangements	—	—	30,551	—	—	—	—	14.5	—	—	14.5	—	14.5
Share repurchases (Note 13)	—	—	(5,539,177)	—	—	—	(167.0)	—	—	—	(167.0)	—	(167.0)
Common stock issuance (Note 13)	—	—	64,000	—	—	—	—	2.0	—	—	2.0	—	2.0
Exchangeable shares conversions (Note 13)	—	—	8,531	—	(8,531)	—	—	—	—	—	—	—	—
Currency translation adjustment	—	—	—	—	—	—	—	—	—	(62.7)	(62.7)	—	(62.7)
Net income	—	—	—	—	—	—	—	—	26.1	—	26.1	—	26.1
Other	—	—	—	—	—	—	—	0.4	—	—	0.4	—	0.4
Balance as of June 30, 2022	581	$19.4	160,725,723	$1.7	624,658	$—	$(370.5)	$4,187.3	$10.2	$(81.3)	$3,766.8	$(0.8)	$3,766.0

Balance as of April 1, 2021	775	$24.2	156,330,141	$1.6	—	$—	$(28.4)	$3,175.2	$(416.3)	$—	$2,756.3	$(0.5)	$2,755.8
Share-based compensation arrangements	—	—	413,048	—	—	—	—	9.4	—	—	9.4	—	9.4
Share issuance (Note 13)	—	—	43,684	—	—	—	—	3.5	—	—	3.5	—	3.5
Net income	—	—	—	—	—	—	—	—	198.7	—	198.7	—	198.7
Other	—	—	—	—	—	—	—	(9.6)	—	—	(9.6)	—	(9.6)
Balance as of June 30, 2021	775	$24.2	156,786,873	$1.6	—	$—	$(28.4)	$3,178.5	$(217.6)	$—	$2,958.3	$(0.5)	$2,957.8
See accompanying notes to the unaudited Consolidated Financial Statements.

	Six Months Ended June 30, 2022 and 2021
	Preferred Stock		Common Stock				Treasury Stock	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Total PENN Stockholders’ Equity	Non-Controlling Interest	Total Stockholders’ Equity
(in millions, except share data)	Shares	Amount	PENN Entertainment Shares	Amount	Exchangeable Shares	Amount
Balance as of January 1, 2022	775	$25.8	169,561,883	$1.7	653,059	$—	$(28.4)	$4,239.6	$(86.5)	$(54.4)	$4,097.8	$(0.7)	$4,097.1
Share-based compensation arrangements	—	—	218,824	—	—	—	—	31.5	—	—	31.5	—	31.5
Share repurchases (Note 13)	—	—	(9,341,585)	—	—	—	(342.1)	—	—	—	(342.1)	—	(342.1)
Preferred stock conversions (Note 13)	(194)	(6.4)	194,200	—	—	—	—	6.4	—	—	—	—	—
Common stock issuance (Note 13)	—	—	64,000	—	—	—	—	2.0	—	—	2.0	—	2.0
Exchangeable shares conversions (Note 13)	—	—	28,401	—	(28,401)	—	—	—	—	—	—	—	—
Currency translation adjustment	—	—	—	—	—	—	—	—	—	(26.9)	(26.9)	—	(26.9)
Cumulative-effect adjustment upon adoption of ASU 2020-06	—	—	—	—	—	—	—	(88.2)	18.9	—	(69.3)	—	(69.3)
Net income (loss)	—	—	—	—	—	—	—	—	77.8	—	77.8	(0.1)	77.7
Other	—	—	—	—	—	—	—	(4.0)	—	—	(4.0)	—	(4.0)
Balance as of June 30, 2022	581	$19.4	160,725,723	$1.7	624,658	$—	$(370.5)	$4,187.3	$10.2	$(81.3)	$3,766.8	$(0.8)	$3,766.0

Balance as of January 1, 2021	883	$23.1	155,700,834	$1.6	—	$—	$(28.4)	$3,167.2	$(507.3)	$—	$2,656.2	$(0.4)	$2,655.8
Share-based compensation arrangements	—	—	891,155	—	—	—	—	13.4	—	—	13.4	—	13.4
Share issuance (Note 13)	43	5.1	43,684	—	—	—	—	3.5	—	—	8.6	—	8.6
Preferred stock conversion (Note 13)	(151)	(4.0)	151,200	—	—	—	—	4.0	—	—	—	—	—
Net income (loss)	—	—	—	—	—	—	—	—	289.7	—	289.7	(0.1)	289.6
Other	—	—	—	—	—	—	—	(9.6)	—	—	(9.6)	—	(9.6)
Balance as of June 30, 2021	775	$24.2	156,786,873	$1.6	—	$—	$(28.4)	$3,178.5	$(217.6)	$—	$2,958.3	$(0.5)	$2,957.8
See accompanying notes to the unaudited Consolidated Financial Statements.

PENN ENTERTAINMENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the six months ended June 30,
(in millions)	2022	2021
Operating activities
Net income	$77.7	$289.6
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	268.5	163.2
Amortization of debt discount and debt issuance costs	4.9	11.0
Noncash interest expense	12.9	5.2
Noncash operating lease expense	47.2	75.5
Holding loss (gain) on equity securities	55.6	(18.8)
Loss (gain) on sale or disposal of property and equipment	7.2	(0.2)
Gain on Hurricane Laura	(8.8)	—
Income from unconsolidated affiliates	(10.5)	(18.7)
Return on investment from unconsolidated affiliates	17.0	13.4
Deferred income taxes	39.6	21.8
Stock-based compensation	31.5	13.4
Loss on early extinguishment of debt	10.4	—
Changes in operating assets and liabilities, net of businesses acquired
Accounts receivable	7.7	(42.1)
Prepaid expenses and other current assets	(31.5)	(22.0)
Other assets	7.6	(8.4)
Accounts payable	(14.4)	1.0
Accrued expenses	(23.0)	55.3
Income taxes	15.4	21.1
Operating lease liabilities	(43.2)	(63.2)
Other current and long-term liabilities	(36.6)	7.5
Other	1.2	—
Net cash provided by operating activities	436.4	504.6
Investing activities
Capital expenditures	(125.6)	(64.6)
Proceeds from sale of property and equipment	4.6	0.4
Hurricane Laura insurance proceeds	24.2	—
Consideration paid for acquisitions of businesses, net of cash acquired	—	(6.2)
Consideration paid for a cost method investment	(15.0)	—
Consideration paid for gaming licenses and other intangible assets	(1.9)	(18.7)
Other	—	(10.0)
Net cash used in investing activities	(113.7)	(99.1)

	For the six months ended June 30,
(in millions)	2022	2021
Financing activities
Proceeds from issuance of long-term debt, net of discounts	1,545.0	—
Repayments on credit facilities (Note 8)	(1,543.2)	—
Principal payments on long-term debt	(20.5)	(32.2)
Debt issuance costs	(18.2)	—
Proceeds from other long-term obligations	—	72.5
Payments of other long-term obligations	(9.1)	(8.6)
Principal payments on financing obligations	(31.9)	(17.7)
Principal payments on finance leases	(53.5)	(3.4)
Proceeds from exercise of options	2.8	8.5
Repurchase of common stock	(342.1)	—
Proceeds from insurance financing	—	26.6
Payments on insurance financing	—	(17.5)
Other	(6.6)	(9.4)
Net cash (used in) provided by financing activities	(477.3)	18.8
Effect of currency rate changes on cash, cash equivalents, and restricted cash	(0.6)	—
Change in cash, cash equivalents, and restricted cash	(155.2)	424.3
Cash, cash equivalents and restricted cash at the beginning of the year	1,880.1	1,870.4
Cash, cash equivalents and restricted cash at the end of the period	$1,724.9	$2,294.7

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$1,708.3	$2,274.7
Restricted cash included in Other current assets	15.4	18.8
Restricted cash included in Other assets	1.2	1.2
Total cash, cash equivalents and restricted cash	$1,724.9	$2,294.7

Supplemental disclosure:
Cash paid for interest, net of amounts capitalized	$338.5	$275.2
Cash payments related to income taxes, net	$45.5	$27.7

Non-cash activities:
Commencement of operating leases	$39.0	$28.9
Commencement of finance leases	$1,417.1	$—
Accrued capital expenditures	$25.5	$25.5
See accompanying notes to the unaudited Consolidated Financial Statements.

PENN ENTERTAINMENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1—Organization and Basis of Presentation
Organization: On August 4, 2022, Penn National Gaming, Inc. was renamed PENN Entertainment, Inc. PENN Entertainment, Inc., together with its subsidiaries (“PENN,” the “Company,” “we,” “our,” or “us”), is North America’s leading provider of integrated entertainment, sports content, and casino gaming experiences. A member of the S&P 500®, PENN operates 44 properties in 20 states, online sports betting in 13 jurisdictions and iCasino in five, under a portfolio of well-recognized brands including Hollywood Casino®, L’Auberge®, Barstool Sportsbook®, and theScore Bet®. PENN’s highly differentiated strategy, which is focused on organic cross-sell opportunities, is reinforced by its investments in owned technology, including a state-of-the-art media and betting platform and an in-house iCasino content studio. The Company’s portfolio is further bolstered by its industry-leading mychoice® customer loyalty program (the “mychoice program”), which offers its over 26 million members a unique set of rewards and experiences across business channels.

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

Note 2—Significant Accounting Policies
Principles of Consolidation: The unaudited Consolidated Financial Statements include the accounts of PENN Entertainment, Inc. and its subsidiaries. Investments in and advances to unconsolidated affiliates that do not meet the consolidation criteria of the authoritative guidance for voting interest entities (“VOEs”) or variable interest entities (“VIEs”) are accounted for under the equity method. All intercompany accounts and transactions have been eliminated in consolidation.
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

Segment Information: We have five reportable segments: Northeast, South, West, Midwest, and Interactive. Our gaming and racing properties are grouped by geographic location, and each is viewed as an operating segment with the exception of our two properties in Jackpot, Nevada, which are viewed as one operating segment. We consider our combined Video Gaming Terminal (“VGT”) operations, by state, to be separate operating segments. Interactive includes all of our iCasino and online sports betting operations, management of retail sports betting, media, and our proportionate share of earnings attributable to our equity method investment in Barstool Sports, Inc. (“Barstool Sports”). See Note 16, “Segment Information,” for further information. For financial reporting purposes, we aggregate our operating segments into the following reportable segments:

	Location	Real Estate Assets Lease or Ownership Structure
Northeast segment
Ameristar East Chicago	East Chicago, Indiana	Pinnacle Master Lease
Hollywood Casino at Greektown	Detroit, Michigan	Greektown Lease
Hollywood Casino Bangor	Bangor, Maine	PENN Master Lease
Hollywood Casino at Charles Town Races	Charles Town, West Virginia	PENN Master Lease
Hollywood Casino Columbus	Columbus, Ohio	PENN Master Lease
Hollywood Casino Lawrenceburg	Lawrenceburg, Indiana	PENN Master Lease
Hollywood Casino Morgantown	Morgantown, Pennsylvania	Morgantown Lease
Hollywood Casino at PENN National Race Course	Grantville, Pennsylvania	PENN Master Lease
Hollywood Casino Perryville	Perryville, Maryland	Perryville Lease
Hollywood Casino Toledo	Toledo, Ohio	PENN Master Lease
Hollywood Casino York	York, Pennsylvania	Operating Lease (not with REIT Landlord)
Hollywood Gaming at Dayton Raceway	Dayton, Ohio	PENN Master Lease
Hollywood Gaming at Mahoning Valley Race Course	Youngstown, Ohio	PENN Master Lease
Marquee by PENN (1)	Pennsylvania	N/A
Hollywood Casino at Meadows Racetrack	Washington, Pennsylvania	Meadows Lease
Plainridge Park Casino	Plainville, Massachusetts	Pinnacle Master Lease

South segment
1st Jackpot Casino	Tunica, Mississippi	PENN Master Lease
Ameristar Vicksburg	Vicksburg, Mississippi	Pinnacle Master Lease
Boomtown Biloxi	Biloxi, Mississippi	PENN Master Lease
Boomtown Bossier City	Bossier City, Louisiana	Pinnacle Master Lease
Boomtown New Orleans	New Orleans, Louisiana	Pinnacle Master Lease
Hollywood Casino Gulf Coast	Bay St. Louis, Mississippi	PENN Master Lease
Hollywood Casino Tunica	Tunica, Mississippi	PENN Master Lease
L’Auberge Baton Rouge	Baton Rouge, Louisiana	Pinnacle Master Lease
L’Auberge Lake Charles	Lake Charles, Louisiana	Pinnacle Master Lease
Margaritaville Resort Casino	Bossier City, Louisiana	Margaritaville Lease

West segment
Ameristar Black Hawk	Black Hawk, Colorado	Pinnacle Master Lease
Cactus Petes and Horseshu	Jackpot, Nevada	Pinnacle Master Lease
M Resort	Henderson, Nevada	PENN Master Lease
Tropicana Las Vegas	Las Vegas, Nevada	Tropicana Lease
Zia Park Casino	Hobbs, New Mexico	PENN Master Lease

Midwest segment
Ameristar Council Bluffs	Council Bluffs, Iowa	Pinnacle Master Lease
Argosy Casino Alton (2)	Alton, Illinois	PENN Master Lease
Argosy Casino Riverside	Riverside, Missouri	PENN Master Lease
Hollywood Casino Aurora	Aurora, Illinois	PENN Master Lease
Hollywood Casino Joliet	Joliet, Illinois	PENN Master Lease
Hollywood Casino at Kansas Speedway (3)	Kansas City, Kansas	Owned - JV
Hollywood Casino St. Louis	Maryland Heights, Missouri	PENN Master Lease
Prairie State Gaming (1)	Illinois	N/A
River City Casino	St. Louis, Missouri	Pinnacle Master Lease
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

	For the three months ended June 30,		For the six months ended June 30,
(in millions)	2022	2021	2022	2021
Food and beverage	$52.1	$44.1	$102.8	$80.2
Hotel	36.6	30.7	68.8	57.1
Other	2.8	2.1	5.3	4.0
Total complimentaries associated with gaming contracts	$91.5	$76.9	$176.9	$141.3
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
Our mychoice program allows members to earn loyalty points that are redeemable for slot play and complimentaries, such as food and beverage at our restaurants, lodging at our hotels and products offered at our retail stores across the vast majority of our properties. In addition, members of the mychoice program earn credit toward tier status, which entitles them to receive certain other benefits, such as gifts and free play. The obligation associated with our mychoice program, which is included in “Accrued expenses and other current liabilities” within our unaudited Consolidated Balance Sheets, was $43.4 million and $37.6 million as of June 30, 2022 and December 31, 2021, respectively, and consisted principally of the obligation associated with the loyalty points. Our loyalty point obligations are generally settled within six months of issuance. Changes between the opening and closing balances primarily relate to the timing of our customers’ election to redeem loyalty points as well as the timing of when our customers receive their earned tier status benefits.
The Company’s advance payments on goods and services yet to be provided and for unpaid wagers primarily consist of the following: (i) deposits on rooms and convention space, (ii) money deposited on behalf of a customer in advance of their property visit (referred to as “safekeeping” or “front money”), (iii) money deposited in an online wallet not yet wagered or wagered and not yet withdrawn, (iv) outstanding tickets generated by slot machine play or pari-mutuel wagering, (v) outstanding chip liabilities, (vi) unclaimed jackpots, and (vii) gift cards redeemable at our properties. Unpaid wagers primarily relate to the Company’s obligation to settle outstanding slot tickets, pari-mutuel racing tickets, gaming chips with customers and online wagers not yet withdrawn and generally represent obligations stemming from prior wagering events, of which revenue was previously recognized. The Company’s advance payments on goods and services yet to be provided and for unpaid wagers were $93.2 million and $112.0 million as of June 30, 2022 and December 31, 2021, respectively. Advance payments on goods and services yet to be provided and for unpaid wagers are included in “Accrued expenses and other current liabilities” within our unaudited Consolidated Balance Sheets.
PENN Interactive Ventures, LLC (“PENN Interactive”) enters into multi-year agreements with sports betting operators for online sports betting and related iCasino market access across our portfolio of properties. Deferred revenue associated with third-party sports betting operators for online sports betting and related iCasino market access, which is included in “Other long-term liabilities” within our unaudited Consolidated Balance Sheets was $55.4 million and $52.2 million as of June 30, 2022 and December 31, 2021, respectively.

Advertising: The Company expenses advertising costs the first time the advertising takes place or as incurred. Advertising expenses, which generally relate to media placement costs and are primarily included in “Gaming” expenses within the unaudited Consolidated Statements of Operations, were $18.5 million, and $42.6 million for the three and six months ended June 30, 2022, respectively, as compared to $15.3 million and $32.4 million for the three and six months ended June 30, 2021, respectively.
Gaming and Racing Taxes: We are subject to gaming and pari-mutuel taxes based on gross gaming revenue and pari-mutuel revenue in the jurisdictions in which we operate. The Company primarily recognizes gaming and pari-mutuel tax expense based on the statutorily required percentage of revenue that is required to be paid to state and local jurisdictions in the states where or in which the wagering occurs, as well as taxes on revenues derived from arrangements which allow for third-party partners to operate online casinos and online sportsbooks under our gaming licenses. Additionally, some states require us to prepay annual assessments to support the operations of local regulatory authorities. We consider these prepaid costs to be a type of gaming and racing tax. Gaming and racing taxes are recorded in “Gaming” expense or “Food, beverage, hotel, and other” expenses within the unaudited Consolidated Statements of Operations, and were $486.8 million and $959.0 million for the three and six months ended June 30, 2022, respectively, as compared to $515.9 million and $933.8 million for the three and six months ended June 30, 2021, respectively.
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
Comprehensive Income (Loss) and Accumulated Other Comprehensive Loss: Comprehensive income (loss) includes net income and all other non-stockholder changes in equity, or other comprehensive income (loss). The balance of accumulated other comprehensive loss consists solely of foreign currency translation adjustments.
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
Holders of the Company’s Series D Preferred Stock (as defined in Note 10, “Investments in and Advances to Unconsolidated Affiliates”) are entitled to participate equally and ratably in all dividends and distributions paid to holders of PENN Common Stock irrespective of any vesting requirement. Accordingly, the Series D Preferred Stock shares are considered a participating security and the Company is required to apply the two-class method to consider the impact of the preferred shares on the calculation of basic and diluted EPS. The holders of the Company’s Series D Preferred Stock are not obligated to absorb losses; therefore, in reporting periods where the Company is in a net loss position, it does not apply the two-class method. In reporting periods where the Company is in a net income position, the two-class method is applied by allocating all earnings during the period to common shares and preferred shares. See Note 14, “Earnings per Share,” for more information.
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
Note 3—New Accounting Pronouncements
In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting” (“ASU 2020-04”). ASU 2020-04 provides an optional expedient and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. In response to the concerns about structural risks of interbank offered rates and, particularly, the risk of cessation of the London Interbank Offered Rate (referred to as “LIBOR”), regulators in several jurisdictions around the world have undertaken reference rate reform initiatives to identify alternative reference rates that are more observable or transaction-

based and less susceptible to manipulation. ASU 2020-04 also provides companies with optional guidance to ease the potential accounting burden associated with transitioning away from reference rates that are expected to be discontinued. The interest rates associated with the Company’s previous borrowings under its Senior Secured Credit Facilities (as defined in Note 8, “Long-term Debt”) were tied to LIBOR. Subsequent to the amendment of the Senior Secured Credit Facilities on May 3, 2022, the Company’s borrowings are tied to SOFR (see Note 8, “Long-term Debt”). The adoption of ASU 2020-04 did not have an impact on our unaudited Consolidated Financial Statements.
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
Note 4—Hurricane Laura
On August 27, 2020, Hurricane Laura made landfall in Lake Charles, Louisiana, which caused significant damage to our L’Auberge Lake Charles property and closure of the property for approximately two weeks. The Company maintains insurance, subject to certain deductibles and coinsurance, that covers business interruption, including lost profits, and covers the repair or replacement of assets that suffered losses.
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
As of December 31, 2021, the receivable was $28.7 million. During the six months ended June 30, 2022, we received additional insurance claim proceeds totaling $37.5 million, resulting in a gain of $8.8 million, which is included in “General and administrative” within our unaudited Consolidated Statements of Operations. We did not receive insurance proceeds during the three months ended June 30, 2022.
As of August 4, 2022, the insurance claim remains open and we expect to receive additional future proceeds.
We will record proceeds in excess of the recognized losses and lost profits under our business interruption insurance as a gain contingency in accordance with ASC 450, “Contingencies,” which we expect to recognize at the time of final settlement or when nonrefundable cash advances are made in a period subsequent to June 30, 2022.

The following table summarizes the financial impact of Hurricane Laura related matters:

(in millions)	June 30, 2022	December 31, 2021
Insurance proceeds received through the end of the period	$85.0	$47.5
Deductible	$15.0	$15.0
Coinsurance	$2.5	$2.5
Clean-up, restoration, and other costs	$52.8	$52.8
Fixed asset write-off	$23.2	$23.2
Inventory write-off	$0.2	$0.2
Insurance receivable	$—	$28.7
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

	For the three months ended June 30, 2022
(in millions)	Northeast	South	West	Midwest	Interactive	Other	Intersegment Eliminations (1)	Total
Revenues:
Gaming	$621.4	$269.0	$98.9	$267.0	$69.3	$—	$—	$1,325.6
Food and beverage	31.5	33.0	21.6	13.2	—	1.3	—	100.6
Hotel	10.3	26.0	26.4	9.1	—	—	—	71.8
Other	21.7	10.6	6.9	7.0	85.6	4.6	(7.5)	128.9
Total revenues	$684.9	$338.6	$153.8	$296.3	$154.9	$5.9	$(7.5)	$1,626.9

	For the three months ended June 30, 2021
(in millions)	Northeast	South	West	Midwest	Interactive	Other	Intersegment Eliminations (1)	Total
Revenues:
Gaming	$602.5	$304.4	$96.7	$272.1	$29.8	$—	$—	$1,305.5
Food and beverage	24.1	29.4	18.2	9.7	—	0.2	—	81.6
Hotel	6.7	24.1	19.9	7.0	—	—	—	57.7
Other	19.2	10.3	5.6	6.0	66.2	1.5	(7.8)	101.0
Total revenues	$652.5	$368.2	$140.4	$294.8	$96.0	$1.7	$(7.8)	$1,545.8

	For the six months ended June 30, 2022
(in millions)	Northeast	South	West	Midwest	Interactive	Other	Intersegment Eliminations (1)	Total
Revenues:
Gaming	$1,220.5	$547.6	$193.0	$523.5	$132.2	$—	$—	$2,616.8
Food and beverage	63.4	64.0	40.9	25.7	—	2.5	—	196.5
Hotel	18.4	48.0	48.7	16.7	—	—	—	131.8
Other	41.1	20.4	12.1	13.3	164.2	10.7	(15.8)	246.0
Total revenues	$1,343.4	$680.0	$294.7	$579.2	$296.4	$13.2	$(15.8)	$3,191.1

	For the six months ended June 30, 2021
(in millions)	Northeast	South	West	Midwest	Interactive	Other	Intersegment Eliminations (1)	Total
Revenues:
Gaming	$1,129.5	$549.8	$165.8	$489.0	$53.4	$—	$—	$2,387.5
Food and beverage	45.0	52.5	30.1	16.7	—	0.3	—	144.6
Hotel	12.5	43.7	32.4	12.9	—	—	—	101.5
Other	36.4	18.1	8.7	10.9	128.9	3.0	(18.9)	187.1
Total revenues	$1,223.4	$664.1	$237.0	$529.5	$182.3	$3.3	$(18.9)	$2,820.7
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
Acquired identifiable intangible assets consist of gaming technology, media technology, tradename, advertising relationships, customer relationships, and a re-acquired right. Tradename is an indefinite-lived intangible asset. All other intangible assets are definite-lived with assigned useful lives primarily ranging from 1-7 years. The re-acquired right intangible asset was assigned a 17.8-year useful life based on the remaining term of a pre-acquisition market access contract between PENN and theScore.
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
Unaudited Pro Forma Financial Information
The following table includes unaudited pro forma consolidated financial information assuming our acquisition of Hitpoint Inc. and Lucky Point Inc. (collectively “Hitpoint”), Hollywood Casino Perryville (“Perryville”), Sam Houston Race Park and Valley Race Park (collectively “Sam Houston”), and theScore had occurred as of January 1, 2021. We acquired Hitpoint on May 11, 2021, Perryville on July 1, 2021, and Sam Houston on August 1, 2021. The pro forma amounts include the historical operating results of PENN and Hitpoint, Perryville, Sam Houston and theScore prior to our acquisitions. The pro forma financial information does not necessarily represent the results that may occur in the future. For the three and six months ended June 30, 2021, pro forma adjustments directly attributable to the acquisitions include acquisition and transaction related costs of $2.1 million and $3.7 million, respectively, incurred by both PENN and the respective acquirees. For the three and six months ended June 30, 2021, pro forma adjustments directly attributable to the acquisitions also include a loss of $8.5 million and gains of $34.9 million, respectively, related to our purchase of the remaining 50% of Sam Houston and a net unrealized gain on the equity security investment in theScore.

	For the three months ended June 30,	For the six months ended June 30,
(in millions)	2021
Revenues	$1,580.8	$2,886.8
Net income	$191.6	$227.7
Note 7—Goodwill and Other Intangible Assets
A reconciliation of goodwill and accumulated goodwill impairment losses, by reportable segment, is as follows:

(in millions)	Northeast	South	West	Midwest	Interactive	Other	Total
Balance as of December 31, 2021
Goodwill, gross	$923.5	$236.6	$216.8	$1,116.7	$1,724.0	$87.7	$4,305.3
Accumulated goodwill impairment losses	(761.4)	(61.0)	(16.6)	(556.1)	—	(87.7)	(1,482.8)
Goodwill, net	$162.1	$175.6	$200.2	$560.6	$1,724.0	$—	$2,822.5

Effect of foreign currency exchange rates	—	—	—	—	(22.9)	—	(22.9)
Balance as of June 30, 2022
Goodwill, gross	$923.5	$236.6	$216.8	$1,116.7	$1,701.1	$87.7	$4,282.4
Accumulated goodwill impairment losses	(761.4)	(61.0)	(16.6)	(556.1)	—	(87.7)	(1,482.8)
Goodwill, net	$162.1	$175.6	$200.2	$560.6	$1,701.1	$—	$2,799.6
There were no impairment charges recorded to goodwill during the three and six months ended June 30, 2022 and 2021.
The table below presents the gross carrying amount, accumulated amortization, and net carrying amount of each major class of other intangible assets:

	June 30, 2022			December 31, 2021
(in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Indefinite-lived intangible assets
Gaming licenses	$1,285.4	$—	$1,285.4	$1,285.4	$—	$1,285.4
Trademarks	337.0	—	337.0	338.2	—	338.2
Other	0.7	—	0.7	0.7	—	0.7
Amortizing intangible assets
Customer relationships	114.7	(97.7)	17.0	114.9	(91.4)	23.5
Technology	251.8	(60.3)	191.5	252.7	(40.5)	212.2
Other	19.2	(8.7)	10.5	19.4	(6.8)	12.6
Total other intangible assets	$2,008.8	$(166.7)	$1,842.1	$2,011.3	$(138.7)	$1,872.6

There were no impairment charges recorded to other intangible assets, net for the three and six months ended June 30, 2022 and 2021.
Amortization expense related to our amortizing intangible assets was $14.9 million and $29.9 million for the three and six months ended June 30, 2022, respectively, as compared to $2.5 million and $4.7 million for the three and six months ended June 30, 2021, respectively. The following table presents the estimated amortization expense based on our amortizing intangible assets as of June 30, 2022 (in millions):

Years ending December 31,
2022 (excluding the six months ended June 30, 2022)	$28.3
2023	49.4
2024	45.4
2025	30.3
2026	23.9
Thereafter	41.7
Total	$219.0
Note 8—Long-term Debt
The table below presents long-term debt, net of current maturities, debt discounts and issuance costs:

(in millions)	June 30, 2022	December 31, 2021
Senior Secured Credit Facilities:
Amended Revolving Credit Facility due 2027	$—	$—
Amended Term Loan A Facility due 2027	550.0	—
Amended Term Loan B Facility due 2029	1,000.0	—
Term Loan A Facility due 2023	—	583.8
Term Loan B-1 Facility due 2025	—	979.9
5.625% Notes due 2027	400.0	400.0
4.125% Notes due 2029	400.0	400.0
2.75% Convertible Notes due 2026	330.5	330.5
Other long-term obligations	150.1	146.3
	2,830.6	2,840.5
Less: Current maturities of long-term debt	(55.8)	(99.5)
Less: Debt discount	(4.9)	(73.1)
Less: Debt issuance costs	(39.5)	(30.6)
	$2,730.4	$2,637.3
The following is a schedule of future minimum repayments of long-term debt as of June 30, 2022 (in millions):

Years ending December 31:
2022 (excluding the six months ended June 30, 2022)	$27.4
2023	56.2
2024	47.6
2025	38.2
2026	472.0
Thereafter	2,189.2
Total minimum payments	$2,830.6

Senior Secured Credit Facilities
In January 2017, the Company entered into an agreement to amend and restate its previous credit agreement, dated October 30, 2013, as amended (the “Credit Agreement”), which provided for: (i) a five-year $700 million revolving credit facility (the “Revolving Facility”); (ii) a five-year $300 million Term Loan A facility (the “Term Loan A Facility”); and (iii) a seven-year $500 million Term Loan B facility (the “Term Loan B Facility” and collectively with the Revolving Facility and the Term Loan A Facility, the “Senior Secured Credit Facilities”).
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
Upon conclusion of the Covenant Relief Period, loans under the Senior Secured Credit Facilities called for interest at either a base rate or an adjusted LIBOR rate, plus an applicable margin. The applicable margins for the Revolving Facility and Term Loan A Facility ranged from 1.25% to 3.00% per annum for LIBOR loans and 0.25% to 2.00% per annum for base rate loans, in each case depending on the Consolidated Total Net Leverage Ratio as of the most recent fiscal quarter. The Term Loan B-1 Facility bore interest at 2.25% per annum for LIBOR loans and 1.25% per annum for base rate loans. All loans under the Senior Secured Credit Facilities were subject to a LIBOR “floor” of 0.75%. In addition, a commitment fee was paid on the unused portion of the commitments under the Revolving Facility at a rate that ranged from 0.20% to 0.50% per annum, depending on the Consolidated Total Net Leverage Ratio as of the most recent fiscal quarter.

On May 3, 2022, the Company entered into a Second Amended and Restated Credit Agreement with its various lenders (the “Second Amended and Restated Credit Agreement”). The Second Amended and Restated Credit Agreement provides for a $1.0 billion revolving credit facility, undrawn at close, (the “Amended Revolving Credit Facility”), a five-year $550.0 million term loan A facility (the “Amended Term Loan A Facility”) and a seven-year $1.0 billion term loan B facility (the “Amended Term Loan B Facility”) (together, the “Amended Credit Facilities”). The proceeds from the Amended Credit Facilities were used to repay the existing Term Loan A Facility and Term Loan B-1 Facility balances.

The interest rates per annum applicable to loans under the Amended Credit Facilities are, at the Company’s option, equal to either an adjusted secured overnight financing rate (“Term SOFR”) or a base rate, plus an applicable margin. The applicable margin for each of the Amended Revolving Credit Facility and the Amended Term Loan A Facility is initially 1.75% for Term SOFR loans and 0.75% for base rate loans until the Company provides financial reports for the first full fiscal quarter following closing and, thereafter, will range from 2.25% to 1.50% per annum for Term SOFR loans and 1.25% to 0.50% per annum for base rate loans, in each case depending on the Company’s total net leverage ratio (as defined within the Second Amended and Restated Credit Agreement). The applicable margin for the Amended Term Loan B Facility is 2.75% per annum for Term SOFR loans and 1.75% per annum for base rate loans. The Amended Term Loan B Facility is subject to a Term SOFR “floor” of 0.50% per annum and a base rate “floor” of 1.50% per annum. In addition, the Company will pay a commitment fee on the unused portion of the commitments under the Amended Revolving Credit Facility at a rate that is initially 0.25% per annum, until the Company provides financial reports for the first full fiscal quarter following closing, and thereafter, will range from 0.35% to 0.20% per annum, depending on the Company’s total net leverage ratio.

The Amended Credit Facilities contain customary covenants that, among other things, restrict, subject to certain exceptions, the ability of the Company and certain of its subsidiaries to grant liens on their assets, incur indebtedness, sell assets, make investments, engage in acquisitions, mergers or consolidations, pay dividends and make other restricted payments and prepay certain indebtedness that is subordinated in right of payment to the obligations under the Amended Credit Facilities. The Amended Credit Facilities contain two financial covenants: a maximum total net leverage ratio (as defined within the Second Amended and Restated Credit Agreement) of 4.50 to 1.00, which is subject to a step up to 5.00 to 1.00 in the case of certain significant acquisitions, and a minimum interest coverage ratio (as defined within the Second Amended and Restated Credit Agreement) of 2.00 to 1.00. The Amended Credit Facilities also contain certain customary affirmative covenants and events of default, including the occurrence of a change of control (as defined in the documents governing the Second Amended and Restated Credit Agreement), termination and certain defaults under the PENN Master Lease and the Pinnacle Master Lease (both of which are defined in Note 9, “Leases”).
In connection with the repayment of the previous Senior Secured Credit Facilities, the Company recorded $1.3 million in refinancing costs and a $10.4 million loss on the early extinguishment of debt for the three and six months ended June 30, 2022 which is included in “Other” within our unaudited Consolidated Statements of Operations. In addition, we recorded $5.0 million of original issue discount related to the Amended Term Loan B Facility which will be amortized to interest expense over the life of the Amended Term Loan B Facility.
As of June 30, 2022, the Company had conditional obligations under letters of credit issued pursuant to the Amended Credit Facilities with face amounts aggregating to $25.4 million resulting in $974.6 million of available borrowing capacity under the Amended Revolving Credit Facility.
As of December 31, 2021, the Company had conditional obligations under letters of credit issued pursuant to the Senior Security Credit Facilities with face amounts aggregating to $26.0 million resulting in $674.0 million of available borrowing capacity under the Revolving Facility.
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
The Convertible Notes are convertible into shares of the Company’s common stock at an initial conversion price of $23.40 per share, or 42.7350 shares, per $1,000 principal amount of notes, subject to adjustment if certain corporate events occur. However, in no event will the conversion exceed 55.5555 shares of common stock per $1,000 principal amount of notes. As of June 30, 2022, the maximum number of shares that could be issued to satisfy the conversion feature of the Convertible Notes is 18,360,815 and the amount by which the Convertible Notes if-converted value exceeded its principal amount was $228.0 million.
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
As of June 30, 2022 and December 31, 2021, no Convertible Notes have been converted into the Company’s common stock.
The Convertible Notes contain a cash conversion feature, and as a result, the Company separated it into liability and equity components. The Company valued the liability component based on its borrowing rate for a similar debt instrument that does not contain a conversion feature. The equity component, recognized as debt discount, was valued as the difference between the face value of the Convertible Notes and the fair value of the liability component. The equity component was valued at

$91.8 million upon issuance of the Convertible Notes. In connection with the Convertible Notes issuance, the Company incurred debt issuance costs of $10.2 million, which were allocated on a pro rata basis to the liability component and the equity component in the amounts of $6.6 million and $3.6 million, respectively.
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
The Convertible Notes consisted of the following components:

(in millions)	June 30, 2022	December 31, 2021
Liability component:
Principal	$330.5	$330.5
Unamortized debt discount	—	(71.7)
Unamortized debt issuance costs	(7.0)	(5.3)
Net carrying amount	$323.5	$253.5

Carrying amount of equity component	$—	$88.2
Interest expense, net
The table below presents interest expense, net:

	For the three months ended June 30,		For the six months ended June 30,
(in millions)	2022	2021	2022	2021
Interest expense	$(195.3)	$(139.1)	$(356.9)	$(275.7)
Interest income	1.3	0.2	1.8	0.4
Capitalized interest	0.4	0.9	0.7	1.6
Interest expense, net	$(193.6)	$(138.0)	$(354.4)	$(273.7)
The table below presents interest expense related to the Convertible Notes:

	For the three months ended June 30,		For the six months ended June 30,
(in millions)	2022	2021	2022	2021
Coupon interest	$2.2	$2.2	$4.5	$4.5
Amortization of debt discount	—	3.1	—	6.2
Amortization of debt issuance costs	0.4	0.3	0.8	0.5
Convertible Notes interest expense	$2.6	$5.6	$5.3	$11.2
Subsequent to the adoption of ASU 2020-06, the debt issuance costs attributable to the liability component continue to be amortized to interest expense over the term of the Convertible Notes at an effective interest rate of 3.329%. The remaining term of the Convertible Notes was 3.9 years as of June 30, 2022.
Covenants
Our Amended Credit Facilities, 5.625% Notes and 4.125% Notes, require us, among other obligations, to maintain specified financial ratios and to satisfy certain financial tests. In addition, our Amended Credit Facilities, 5.625% Notes and 4.125% notes, restrict, among other things, our ability to incur additional indebtedness, incur guarantee obligations, amend debt instruments, pay dividends, create liens on assets, make investments, engage in mergers or consolidations, and otherwise restrict corporate activities. Our debt agreements also contain customary events of default, including cross-default provisions that require us to meet certain requirements under the PENN Master Lease and the Pinnacle Master Lease (both of which are defined in Note 9, “Leases”), each with GLPI. If we are unable to meet our financial covenants or in the event of a cross-default, it could trigger an acceleration of payment terms.
As of June 30, 2022, the Company was in compliance with all required financial covenants. The Company believes that it will remain in compliance with all of its required financial covenants for at least the next twelve months following the date of filing this Quarterly Report on Form 10-Q with the SEC.
Other Long-Term Obligations
Other Long-term Obligation
In February 2021, we entered into a financing arrangement providing the Company with upfront cash proceeds while permitting us to participate in future proceeds on certain claims. The financing obligation has been classified as a non-current liability, which is expected to be settled in a future period of which the principal is contingent and predicated on other events. Consistent with an obligor’s accounting under a debt instrument, period interest will be accreted using an effective interest rate of 27.0% and until such time that the claims and related obligation is settled. The amount included in interest expense related to this obligation was $6.7 million and $12.9 million for the three and six months ended June 30, 2022, respectively, as compared to $3.7 million and $5.2 million for the three and six months ended June 30, 2021, respectively.
Ohio Relocation Fees
Other long-term obligations included $36.1 million and $44.5 million as of June 30, 2022 and December 31, 2021, respectively, related to the relocation fees for Hollywood Gaming at Dayton Raceway (“Dayton”) and Hollywood Gaming at Mahoning Valley Race Course (“Mahoning Valley”), which opened in August 2014 and September 2014, respectively. The relocation fee for each facility is payable as follows: $7.5 million upon the opening of the facilities and eighteen semi-annual payments of $4.8 million beginning one year after the commencement of operations. This obligation is accreted to interest expense at an effective yield of 5.0%.
Event Center
As of June 30, 2022 and December 31, 2021, other long-term obligations included $10.7 million and $11.4 million, respectively, related to the repayment obligation of a hotel and event center located less than a mile away from Hollywood Casino Lawrenceburg, which was constructed by the City of Lawrenceburg Department of Redevelopment. Effective in January 2015, by contractual agreement, we assumed a repayment obligation for the hotel and event center in the amount of $15.3 million, which was financed through a loan with the City of Lawrenceburg Department of Redevelopment, in exchange for conveyance of the property. Beginning in January 2016, the Company was obligated to make annual payments on the loan of $1.0 million for 20 years. This obligation is accreted to interest expense at its effective yield of 3.0%.
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
As a result of the annual escalator, effective as of May 1, 2022 for the lease year ended April 30, 2022, the fixed component of rent increased by $4.6 million and an additional ROU asset and corresponding lease liability of $33.2 million were recognized associated with the finance lease components of the Pinnacle Master Lease. The next annual escalator test date is scheduled to occur on May 1, 2023.
The May 1, 2022 Pinnacle Percentage Rent reset resulted in an annual rent increase of $1.9 million, which will be in effect until the next Pinnacle Percentage Rent reset, scheduled to occur on May 1, 2024. Upon reset of the Pinnacle Percentage Rent, effective May 1, 2022, we recognized an additional finance lease ROU asset and corresponding lease liability of $26.1 million.

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

Perryville Lease
In conjunction with the acquisition of the operations of Hollywood Casino Perryville on July 1, 2021, the Company entered into a triple net lease with GLPI for the real estate assets associated with the property (“Perryville Lease”) for initial annual rent of $7.8 million per year subject to escalation.
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

Operating Leases
In addition to any operating lease components contained within the Master Leases, the Company’s operating leases consist mainly of (i) individual triple net leases with GLPI for the real estate assets used in the operations of Tropicana (the “Tropicana Lease”) and Hollywood Casino at Meadows Racetrack (the “Meadows Lease”), (ii) individual triple net leases with VICI Properties Inc. (NYSE: VICI) (“VICI”) for the real estate assets used in the operations of Margaritaville Casino Resort (the “Margaritaville Lease”) and Hollywood Casino at Greektown (the “Greektown Lease” and collectively with the Master Leases’ operating lease components, the Meadows Lease, the Margaritaville Lease and the Tropicana Lease, the “Triple Net Operating Leases”), (iii) ground and levee leases to landlords which were not assumed by our REIT Landlords and remain an obligation of the Company, and (iv) building and equipment not subject to the Master Leases. Certain of our lease agreements include rental payments based on a percentage of sales over specified contractual amounts, rental payments adjusted periodically for inflation, and rental payments based on usage. The Company’s leases include options to extend the lease terms. The Company’s operating lease agreements do not contain any material residual value guarantees or material restrictive covenants.

On January 14, 2022, the second amendment to the Meadows Lease between the Company and GLPI became effective. The second amendment restates the definition of “Net Revenue” to clarify the inclusion of online-based revenues derived when a patron is physically present at the facility. This amendment did not result in a modification event under ASC 842.
On February 1, 2022, the Margaritaville annual escalator test resulted in an annual rent increase of $0.4 million, and the recognition of an additional operating lease ROU asset and corresponding lease liability of $2.9 million. We did not incur an annual escalator for the lease year ended January 31, 2021. The next annual escalator and Margaritaville Percentage Rent reset are scheduled to occur on February 1, 2023.
In May 2020, the Greektown lease was amended to remove the escalator for the lease years ending May 31, 2021 and 2022 and to provide for a Net Revenue to Rent coverage floor to be mutually agreed upon prior to the commencement of the fourth lease year (June 1, 2022). In April 2022, the lease was further amended to provide for a Net Revenue to Rent coverage floor to be mutually agreed upon prior to the commencement of the fifth lease year (June 1, 2023).

The following is a maturity analysis of our operating leases, finance leases and financing obligations as of June 30, 2022:

(in millions)	Operating Leases	Finance Leases	Financing Obligations
Year ended December 31,
2022 (excluding the six months ended June 30, 2022)	$68.0	$193.2	$186.3
2023	125.2	375.2	369.8
2024	119.9	347.9	355.3
2025	116.6	346.9	355.4
2026	112.2	346.9	355.4
Thereafter	1,341.4	7,873.5	8,285.7
Total lease payments	1,883.3	9,483.6	9,907.9
Less: Imputed interest	(814.0)	(4,421.5)	(5,842.8)
Present value of future lease payments	1,069.3	5,062.1	4,065.1
Less: Current portion of lease obligations	(74.2)	(115.5)	(63.8)
Long-term portion of lease obligations	$995.1	$4,946.6	$4,001.3
Total payments made under the Triple Net Leases were as follows:

	For the three months ended June 30,		For the six months ended June 30,
(in millions)	2022	2021	2022	2021
PENN Master Lease	$120.6	$120.7	$239.8	$238.7
Pinnacle Master Lease	83.4	82.1	165.9	163.4
Perryville Lease	2.0	—	3.9	—
Meadows Lease	6.2	6.2	12.4	12.4
Margaritaville Lease	6.0	5.9	11.9	11.7
Greektown Lease	12.9	13.5	25.7	27.4
Morgantown Lease	0.7	0.7	1.5	1.5
Total (1)	$231.8	$229.1	$461.1	$455.1
(1)Rent payable under the Tropicana Lease is nominal. Therefore, it has been excluded from the table above.

The components of lease expense were as follows:

	Location on unaudited Consolidated Statements of Operations	For the three months ended June 30,		For the six months ended June 30,
(in millions)		2022	2021	2022	2021
Operating Lease Costs
Rent expense associated with triple net operating leases (1)	General and administrative	$28.0	$116.5	$88.1	$226.9
Operating lease cost (2)	Primarily General and administrative	4.9	3.9	9.9	7.8
Short-term lease cost	Primarily Gaming expense	18.5	15.5	36.6	28.8
Variable lease cost (2)	Primarily Gaming expense	1.2	1.0	2.3	2.1
Total		$52.6	$136.9	$136.9	$265.6

Finance Lease Costs
Interest on lease liabilities (3)	Interest expense, net	$75.7	$3.7	$115.2	$7.4
Amortization of ROU assets (3)	Depreciation and amortization	48.8	2.1	80.9	4.0
Total		$124.5	$5.8	$196.1	$11.4

Financing Obligation Costs
Interest on financing obligations (4)	Interest expense, net	$85.2	$105.3	$174.8	$207.9
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
(3)Pertains to the finance lease components contained within the Master Leases, and the Perryville Lease (effective July 1, 2021) which results in interest expense and amortization expense (as opposed to rent expense).
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

Note 10—Investments in and Advances to Unconsolidated Affiliates
As of June 30, 2022, investments in and advances to unconsolidated affiliates primarily consisted of the Company’s 36% interest in Barstool Sports; its 50% investment in Kansas Entertainment, the joint venture with NASCAR that owns Hollywood Casino at Kansas Speedway; and its 50% interest in Freehold Raceway.
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

On October 1, 2021, the terms of the February 2020 stock purchase agreement were amended and restated (“Amended and Restated Stockholders’ Agreement”) to (i) set a definitive purchase price of $325.0 million on the second 50% of Barstool Sports common stock, which eliminates the floor of 2.25 times the annual revenue of Barstool Sports and (ii) fix a number of PENN common shares to be delivered to existing February 2020 employee holders of Barstool Sports common stock, to the extent PENN’s stock price exceeds a specified value defined in the Amended and Restated Stockholder’s Agreement and PENN elects to settle using a combination of cash and equity. Consistent with the February 2020 stock purchase agreement: (i) the Barstool Sports common stock remains subject to our immediately exercisable call rights and the existing Barstool Sports stockholders put rights beginning in February 2023, (ii) the requirement to increase our ownership in Barstool Sports to approximately 50% by purchasing approximately $62.0 million worth of additional shares in Barstool Sports common stock remains consistent with the implied valuation at the time of the initial investment, which was $450.0 million, and (iii), we may settle the call and put options, at our sole election, using either cash or a combination of cash and equity.
On July 7, 2022, we entered into the first amendment to the Amended and Restated Stockholders’ Agreement (“First Amendment”). The First Amendment updated the share price specified value used to calculate the fixed number of PENN common shares to be delivered to existing February 2020 employee holders of Barstool Sports common stock, to the extent PENN’s stock price exceeds the updated specified value and PENN elects to settle using a combination of cash and equity.
On February 20, 2020, the Company issued 883 shares of Series D Preferred Stock, par value $0.01 (the “Series D Preferred Stock”) to certain individual stockholders affiliated with Barstool Sports. 1/1,000th of a share of Series D Preferred Stock is convertible into one share of PENN Common Stock. The Series D Preferred stockholders are entitled to participate equally and ratably in all dividends and distributions paid to holders of PENN Common Stock based on the number of shares of PENN Common Stock into which such Series D Preferred Stock could convert. Series D Preferred Stock is nonvoting stock. The Series D Preferred Stock issued to certain individual stockholders affiliated with Barstool Sports will be available for conversion into PENN Common Stock in tranches over four years, beginning February 21, 2021, as stipulated in the Amended and Restated Stockholder’s Agreement. As of June 30, 2022, 51 shares of the Series D Preferred Stock can be converted into PENN Common Stock.
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

During the three months ended June 30, 2022, the Company acquired an additional 0.3% of Barstool Sports common stock, par value $0.0001 per share, which represents a partial settlement of the 1% purchase on a delayed basis as noted above. The acquisition of the acquired Barstool Sports common stock was settled through a predetermined number of PENN Common Stock as contained within the Amended and Restated Stockholder’s Agreement (see Note 13, “Stockholders’ Equity and Stock-Based Compensation,” for further information)
As a part of the stock purchase agreement, we entered into a commercial agreement that provides us with access to Barstool Sports’ customer list and exclusive advertising on the Barstool Sports platform over the term of the agreement. The initial term of the commercial agreement is ten years and, unless earlier terminated and subject to certain exceptions, will automatically renew for three additional ten-year terms (a total of 40 years assuming all renewals are exercised).
As of June 30, 2022 and December 31, 2021, we have an amortizing intangible asset pertaining to the customer list of $0.4 million and $0.8 million, respectively. As of June 30, 2022 and December 31, 2021, we have a prepaid expense pertaining to the advertising in the amount of $14.8 million, and $15.4 million respectively, of which $13.6 million and $14.2 million was classified as long-term, respectively. The long-term portion of the prepaid advertising expense is included in “Other assets” within our unaudited Consolidated Balance Sheets.
As of June 30, 2022 and December 31, 2021, our investment in Barstool Sports was $159.4 million and $162.5 million, respectively. We record our proportionate share of Barstool Sports’ net income or loss one quarter in arrears.
The Company determined that Barstool Sports qualified as a VIE as of June 30, 2022 and December 31, 2021. The Company did not consolidate the financial position of Barstool Sports as of June 30, 2022 and December 31, 2021, nor the results of operations for the three and six months ended June 30, 2022 and 2021, as the Company determined that it did not qualify as the primary beneficiary of Barstool Sports either at the commencement date of its investment or for subsequent periods, primarily as a result of the Company not having the power to direct the activities of the VIE that most significantly affect Barstool Sports’ economic performance.

Kansas Joint Venture
As of June 30, 2022 and December 31, 2021, our investment in Kansas Entertainment was $82.4 million and $83.8 million, respectively. During the three and six months ended June 30, 2022, the Company received distributions from Kansas Entertainment totaling $9.0 million and $17.0 million, respectively, as compared to $7.9 million for the three months ended June 30, 2021 and $13.4 million for the six months ended June 30, 2021. The Company deems these distributions to be returns on its investment based on the source of those cash flows from the normal business operations of Kansas Entertainment.
The Company has determined that Kansas Entertainment does not qualify as a VIE. Using the guidance for entities that are not VIEs, the Company determined that it did not have a controlling financial interest in the joint venture, primarily as it did not have the ability to direct the activities of the joint venture that most significantly impacted the joint venture’s economic performance without the input of NASCAR. Therefore, the Company did not consolidate the financial position of Kansas Entertainment as of June 30, 2022 and December 31, 2021, nor the results of operations for the three and six months ended June 30, 2022 and 2021.
Texas Joint Venture
The Company had a 50% interest in a joint venture with Sam Houston, which owns and operates the Sam Houston Race Park in Houston, Texas and the Valley Race Park in Harlingen, Texas, and holds a license for a racetrack in Austin, Texas. On August 1, 2021, we completed the acquisition of the remaining 50% ownership interest in Sam Houston.
Note 11—Income Taxes
The Company calculates the provision for income taxes during interim reporting periods by applying an estimate of the annual effective tax rate to its year-to-date pretax book income or loss. The tax effects of discrete items, including but not limited to, excess tax benefits associated with stock-based compensation, are reported in the interim period in which they occur. The effective tax rate (income taxes as a percentage of income or loss before income taxes) including discrete items was 68.3% and 57.2% for the three and six months ended June 30, 2022, as compared to 21.1% and 20.3% for the three and six months ended June 30, 2021. We excluded certain foreign losses from our worldwide effective tax rate calculation due to a year-to-date ordinary loss for which no benefit may be recognized. Our effective income tax rate can vary from period to period depending on, among other factors, the geographic and business mix of our earnings and changes to our valuation allowance. Certain of these and other factors, including our history and projections of pretax earnings, are considered in assessing our ability to realize our net deferred tax assets.
As of each reporting date, the Company considers all available positive and negative evidence that could affect its view of the future realization of deferred tax assets pursuant to ASC Topic 740, “Income Taxes.” As of June 30, 2022, we intend to continue maintaining a valuation allowance on our deferred tax assets until there is sufficient positive evidence to support the reversal of all or some portion of these allowances. A reduction in the valuation allowance would result in a significant decrease to income tax expense in the period the release is recorded. Although the exact timing and valuation reversal amount are unknown at this time, the Company believes there is a possibility that a significant portion of the valuation allowance may be released within the year, which is contingent upon the earnings level we achieve in 2022 as well as our projected income levels in future periods. During the three months ended June 30, 2022, the Company increased the valuation allowance in the amount of $27.2 million related primarily to accounting modifications to certain master leases (see Note 9, “Leases”). As of June 30, 2022 and December 31, 2021, prepaid income taxes of $27.1 million and $42.5 million, respectively, were included in “Prepaid expenses” within our unaudited Consolidated Balance Sheets. The reduction in prepaid income taxes is primarily related to an Internal Revenue Service refund of $28.2 million related to the Company’s carryback claim under the CARES Act for the year ended December 31, 2020.

On July 8, 2022, the Pennsylvania House Bill 1342 was signed into law that reduces the corporate income tax rate over the next nine years from the current rate of 9.99% to 4.99% by 2031. The Company is evaluating this law change and the impact it will have on our consolidated financial statements. The tax law change is accounted for in the period of enactment and therefore, we will recognize the impact during the quarter ended September 30, 2022.
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

Note 13—Stockholders’ Equity and Stock-Based Compensation
Common and Preferred Stock
On May 11, 2021, as part of the acquisition of Hitpoint, the Company issued 43,684 shares for a total of $3.5 million. On July 8, 2022, the Company issued 4,055 shares, in connection with the achievement of the first of three annual mutual goals established by the Company and Hitpoint.

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

On October 19, 2021, as part of the acquisition of theScore, the Company issued 12,319,340 shares of common stock and authorized and issued 697,539 Exchangeable Shares for approximately $1.0 billion, each with a par value of $0.01, as discussed in Note 6, “Acquisitions and Dispositions.” As of June 30, 2022 and December 31, 2021, there were 624,658 and 653,059 Exchangeable Shares outstanding, respectively.
On each of February 22, 2021 and August 23, 2021, the Company issued 43 shares of Series D Preferred Stock in conjunction with acquiring additional shares of Barstool Sports common stock. On June 1, 2022, the Company issued 64,000 shares of common stock in conjunction with acquiring additional shares of Barstool Sports common stock from certain individual stockholders affiliated with Barstool Sports. The issuances were exempt from registration pursuant to Section 4(a)(2) of the Securities Act. The acquisition of the incremental Barstool Sports common stock represents a partial settlement of the 1% purchase on a delayed basis as described in Note 10, “Investments in and Advances to Unconsolidated Affiliates.”

On February 22, 2021 and August 23, 2021, 151 shares of Series D Preferred Stock and 43 shares of Series D Preferred Stock, respectively, were converted to common stock. As a result of the conversion, the Company issued 151,200 shares of common stock and 43,000 shares of common stock, respectively, each with a par value of $0.01. On February 23, 2022 and February 24, 2022, 43 shares of Series D Preferred Stock and 151 shares of Series D Preferred Stock, respectively, were converted to common stock. As a result of the conversion, the Company issued 43,000 shares of common stock and 151,200 shares of common stock, respectively, each with a par value of $0.01. The issuances were exempt from registration pursuant to Section 4(a)(2) of the Securities Act.

As of June 30, 2022 and December 31, 2021, there were 5,000 shares authorized of Series D Preferred Stock, of which 581 shares and 775 shares were outstanding, respectively.

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
During the three months ended June 30, 2022, the Company repurchased 5,539,177 shares of its common stock in open market transactions for $167.0 million at an average price of $30.16 per share. During the six months ended June 30, 2022, the Company repurchased 9,341,585 shares of its common stock in open market transactions for $342.1 million at an average price of $36.62 per share. The cost of all repurchased shares is recorded as “Treasury stock” within our unaudited Consolidated Balance Sheets.
Subsequent to the quarter ended June 30, 2022, the Company repurchased 3,019,790 million shares of its common stock at an average price of $31.46 per share for an aggregate amount of $95.0 million. The remaining availability under our $750.0 million share repurchase authorization was $313.1 million as of August 3, 2022.

2022 Long Term Incentive Compensation Plan
On June 7, 2022, the Company’s shareholders, upon the recommendation of the Company’s Board of Directors, approved the Company’s 2022 Long Term Incentive Compensation Plan (the “2022 Plan”). The 2022 Plan permits the Company to issue stock options (incentive and/or non-qualified), SARs, RSAs, RSUs, performance and other equity and cash awards to executive directors and other employees of the Company and its subsidiaries. Non-employee directors and consultants are eligible to receive all such awards, other than incentive stock options. Pursuant to the 2022 Plan, 6,870,000 shares of the Company’s common stock are reserved for issuance, plus any shares of common stock subject to outstanding awards under the 2018 Plan or theScore Plan (both as defined below) as of June 7, 2022 that are forfeited or settled for cash. For purposes of determining the number of shares available for issuance under the 2022 Plan, stock options, restricted stock and SARs (except cash-settled SARs) count against the 6,870,000 limit as one share of common stock for each share granted. Any awards that are not settled in shares of common stock are not counted against the share limit. As of June 30, 2022, there 6,816,817 shares available for future grants under the 2022 Plan.
2018 Long Term Incentive Compensation Plan
The Company’s 2018 Long Term Incentive Compensation Plan, as amended (the “2018 Plan”) permitted it to issue stock options (incentive and/or non-qualified), stock appreciation rights (“SARs”), RSAs, RSUs, cash-settled phantom stock units (“CPSUs”) and other equity and cash awards to employees and any consultant or advisor to the Company or subsidiary. Non-employee directors and the chairman emeritus were eligible to receive all such awards, other than incentive stock options. Pursuant to the 2018 Plan, 12,700,000 shares of the Company’s common stock were reserved for issuance. For purposes of determining the number of shares available for issuance under the 2018 Plan, stock options and SARs (except cash-settled SARs) counted against the 12,700,000 limit as one share of common stock for each share granted and restricted stock or any other full value stock award counted as 2.30 shares of common stock for each share granted. Any awards that were not settled in shares of common stock were not counted against the share limit. In connection with the approval of the 2022 Plan, the 2018 Plan remains in place until all of the awards previously granted thereunder have been paid, forfeited or expired. However, the shares which remained available for issuance under the 2018 Plan, which totaled 2,858,438 as of June 30, 2022, are no longer available for issuance and all future equity awards will be granted pursuant to the 2022 Plan.
Score Media And Gaming Inc. Second Amended And Restated Stock Option And Restricted Stock Unit Plan (“theScore Plan”)
In connection with the acquisition of theScore on October 19, 2021, the Company registered theScore Plan. theScore Plan permitted the Company to issue non-qualified stock options and RSUs to employees and service providers affiliated with theScore prior to the acquisition date. At the date of acquisition, the Company rolled over all outstanding, non-vested and unexercised stock options and non-vested RSUs equivalent to 853,904 shares of the Company. Each rollover option and RSU were subject to substantially the same terms and conditions applicable to the award immediately prior to the acquisition. In connection with the transaction, the vesting provisions of unvested options and RSUs, awarded under the theScore Plan prior to August 4, 2021, were amended to provide for a new acceleration right for legacy theScore employees and service providers. The amendment provides that, if an involuntary termination without cause occurs at any time prior to April 19, 2023, unvested options and RSUs will automatically accelerate and become fully vested on the effective date of termination. In connection with the approval of the 2022 Plan, theScore Plan remains in place until all of the awards previously granted thereunder have been paid, forfeited or expired. However, the shares which remained available for future grants under theScore Plan, which totaled 251,825 as of June 30, 2022, are no longer available for issuance and all future equity awards will be pursuant to the 2022 Plan.

Performance Share Program
In February 2019, the Company’s Compensation Committee of the Board of Directors adopted a performance share program (the “Performance Share Program II”) pursuant to the 2018 Plan. An aggregate of 244,955 RSUs and 95,276 RSAs and RSUs with performance-based vesting conditions, at target, were granted during the six months ended June 30, 2022 and June 30, 2021, respectively, under the Performance Share Program II, with the grant having a three-year award period consisting of three one-year performance periods and a three-year service period. The performance threshold for vesting of these awards is 50% of target and, based on the level of achievement, up to 150% of target.
Stock-based Compensation Expense
Stock-based compensation expense, which pertains principally to our stock options, RSAs and RSUs, for the three and six months ended June 30, 2022 was $14.5 million and $31.5 million, respectively, as compared to $9.2 million and $13.4 million for the three and six months ended June 30, 2021 and is included within the unaudited Consolidated Statements of Operations under “General and administrative.”

Stock Options
The Company granted 3,316 and 396,365 stock options during the three and six months ended June 30, 2022, respectively, as compared to 804 and 230,165 stock options during the three and six months ended June 30, 2021, respectively.
Cash-settled Phantom Stock Units
Our outstanding CPSUs entitle plan recipients to receive cash based on the fair value of the Company’s common stock on the vesting date. Our CPSUs vest over a period of three or four years. The cash-settled CPSUs are accounted for as liability awards and are re-measured at fair value each reporting period until they become vested with compensation expense being recognized over the requisite service period. The Company has a liability, which is included in “Accrued expenses and other current liabilities” within the unaudited Consolidated Balance Sheets, associated with its cash-settled CPSUs of $2.0 million and $8.6 million as of June 30, 2022 and December 31, 2021, respectively.
For CPSUs, there was $5.9 million of total unrecognized compensation cost as of June 30, 2022 that will be recognized over the awards remaining weighted-average vesting period of 0.9 years. For the three and six months ended June 30, 2022 the Company recognized $0.8 million and $1.4 million of compensation expense associated with these awards, respectively, as compared to $1.0 million and $5.7 million for the three and six months ended June 30, 2021, respectively. Compensation expense associated with our CPSUs is recorded in “General and administrative” within the unaudited Consolidated Statements of Operations. We paid $8.0 million and $6.0 million for the six months ended June 30, 2022 and 2021, respectively, pertaining to cash-settled CPSUs.
Stock Appreciation Rights
Our outstanding SARs are accounted for as liability awards since they will be settled in cash and vest over a period of four years. The fair value of cash-settled SARs is calculated each reporting period and estimated using the Black-Scholes option pricing model. The Company has a liability, which is included in “Accrued expenses and other current liabilities” within the unaudited Consolidated Balance Sheets, associated with its cash-settled SARs of $9.1 million and $18.5 million as of June 30, 2022 and December 31, 2021, respectively.
For SARs, there was $11.5 million of total unrecognized compensation cost as of June 30, 2022 that will be recognized over the awards remaining weighted-average vesting period of 2 years. The Company recognized a reduction to compensation expense of $6.8 million for the three and six months ended June 30, 2022, and recognized a reduction to compensation expense of $9.9 million and a charge to compensation expense of $10.4 million for the three and six months ended June 30, 2021, respectively. Compensation expense associated with our SARs is recorded in “General and administrative” within the unaudited Consolidated Statements of Operations. We paid $2.1 million and $38.0 million during six months ended June 30, 2022 and 2021, respectively, related to cash-settled SARs.
Other
In the second quarter of 2021, the Company entered into two promissory notes with shareholders for a total of $9.0 million. The promissory notes are unsecured and bear interest of 2.25%. As of June 30, 2022 and December 31, 2021, the receivable is recorded as a reduction of equity within “Additional paid-in capital” in our unaudited Consolidated Balance Sheets.
Note 14—Earnings per Share
For the three and six months ended June 30, 2022, and 2021 we recorded net income attributable to PENN. As such, we used diluted weighted-average common shares outstanding when calculating diluted income per share for the three and six months ended June 30, 2022, and 2021. Stock options, restricted stock, convertible preferred shares and convertible debt that could potentially dilute basic EPS in the future are included in the computation of diluted income per share.
The following table sets forth the allocation of net income for the three and six months ended June 30, 2022 and 2021 under the two-class method.

	For the three months ended June 30,		For the six months ended June 30,
(in millions)	2022	2021	2022	2021
Net income attributable to PENN Entertainment	$26.1	$198.7	$77.8	$289.7
Net income applicable to preferred stock	0.1	1.0	0.3	1.5
Net income applicable to common stock	$26.0	$197.7	$77.5	$288.2

The following table reconciles the weighted-average common shares outstanding used in the calculation of basic EPS to the weighted-average common shares outstanding used in the calculation of diluted EPS for the three and six months ended June 30, 2022 and 2021:

	For the three months ended June 30,		For the six months ended June 30,
(in millions)	2022	2021	2022	2021
Weighted-average common shares outstanding	164.8	156.0	166.5	155.8
Assumed conversion of:
Dilutive stock options	1.1	2.2	1.4	2.4
Dilutive restricted stock	0.2	0.4	0.3	0.5
Convertible debt	14.1	14.1	14.1	14.1
Weighted-average common shares outstanding - Diluted	180.2	172.7	182.3	172.8
Restricted stock with performance and market based vesting conditions that have not been met as of June 30, 2022 were excluded from the computation of diluted earnings per share.
Options to purchase 0.9 million and 0.8 million shares were outstanding during the three and six months ended June 30, 2022, respectively, compared to 0.2 million during the three and six months ended June 30, 2021, but were not included in the computation of diluted earnings per share because they were anti-dilutive.
The assumed conversion of 0.6 million preferred shares were excluded from the computation of diluted earnings per share for the three and six months ended June 30, 2022, as compared to 0.8 million preferred shares for the three and six months ended June 30, 2021, because including them would have been anti-dilutive.
The Company's calculation of weighted-average common shares outstanding includes the Exchangeable Shares issued in connection with theScore acquisition, as discussed in Note 6, “Acquisitions and Dispositions” and Note 13, “Stockholders’ Equity and Stock-Based Compensation.” The following table presents the calculation of basic and diluted earnings per share for the Company’s common stock for the three and six months ended June 30, 2022 and 2021:

	For the three months ended June 30,		For the six months ended June 30,
(in millions, except per share data)	2022	2021	2022	2021
Calculation of basic earnings per share:
Net income applicable to common stock	$26.0	$197.7	$77.5	$288.2
Weighted-average shares outstanding - PENN Entertainment	164.2	156.0	165.9	155.8
Weighted-average shares outstanding - Exchangeable Shares	0.6	—	0.6	—
Weighted-average common shares outstanding - basic	164.8	156.0	166.5	155.8
Basic earnings per share	$0.16	$1.27	$0.47	$1.85

Calculation of diluted earnings per share:
Net income applicable to common stock	$26.0	$197.7	$77.5	$288.2
Interest expense, net of tax (1):
Convertible Notes	1.8	4.3	3.7	8.6
Diluted income applicable to common stock	$27.8	$202.0	$81.2	$296.8
Weighted-average common shares outstanding - diluted	180.2	172.7	182.3	172.8
Diluted earnings per share	$0.15	$1.17	$0.45	$1.72
(1)The three and six months ended June 30, 2022 were tax-affected at a rate of 21% . The three and six months ended June 30, 2021, were tax-affected at a rate of 20%.

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
Equity Securities
As of June 30, 2022 and December 31, 2021, we held $31.4 million and $84.3 million in equity securities of ordinary shares, respectively, which are reported as “Other assets” in our unaudited Consolidated Balance Sheets. These equity securities are the result of PENN Interactive entering into multi-year agreements with third-party sports betting operators for online sports betting and related iGaming market access across our portfolio. During the three and six months ended June 30, 2022, we recognized holding losses of $16.9 million and $55.6 million related to these equity securities, respectively, compared to a holding loss of $7.4 million and a holding gain of $18.8 million for the three and six months ended June 30, 2021, respectively, which is included in “Other,” as reported in “Other income (expenses)” within our unaudited Consolidated Statements of Operations.
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
As of June 30, 2022 and December 31, 2021, PRP held $7.9 million and $15.1 million in promissory notes issued by RDC, respectively. As of June 30, 2022 and December 31, 2021, PRP held $6.7 million in local government corporation bonds issued by RDC at amortized cost. The promissory notes and the local government corporation bonds are collateralized by the assets of Retama Park Racetrack. As of June 30, 2022 and December 31, 2021, the promissory notes and the local government corporation bonds were included in “Other assets” within our unaudited Consolidated Balance Sheets.
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
Long-term Debt
The fair value of our Term Loan A Facility, Term Loan B-1 Facility, Amended Term Loan A Facility, Amended Term Loan B Facility, 5.625% Notes, 4.125% Notes, and the Convertible Notes is estimated based on quoted prices in active markets and is classified as a Level 1 measurement.
Other long-term obligations as of June 30, 2022 and December 31, 2021 included a financing arrangement entered in February of 2021, the relocation fees for Dayton and Mahoning Valley, and the repayment obligation of the hotel and event center located near Hollywood Casino Lawrenceburg. See Note 8, “Long-term Debt” for details. The fair values of the Dayton and Mahoning Valley relocation fees and the Lawrenceburg repayment obligation are estimated based on rates consistent with the Company’s credit rating for comparable terms and debt instruments and are classified as Level 2 measurements.
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
Other Liabilities
Other liabilities as of June 30, 2022 and December 31, 2021 includes contingent purchase price liabilities related to Plainridge Park Casino and Hitpoint, of which Hitpoint was acquired on May 11, 2021. The Hitpoint contingent purchase price liability is payable in installments up to a maximum of $1.0 million in the form of cash and equity, on the first three anniversaries of the acquisition close date (May 11, 2021) and is based on the achievement of mutual goals established by the Company and Hitpoint. As of June 30, 2022, there are two annual achievement evaluations remaining. The Plainridge Park Casino contingent purchase price liability is calculated based on earnings of the gaming operations over the first ten years of operations, which commenced on June 24, 2015. As of June 30, 2022, we were contractually obligated to make four additional annual payments. The fair value of the Plainridge Park Casino contingent purchase price liability is estimated based on an income approach using a discounted cash flow model. These contingent purchase price liabilities have been classified as a Level 3 measurement and are included within our unaudited Consolidated Balance Sheets in “Accrued expenses and other current liabilities” or “Other long-term liabilities,” depending on the timing of the next payment.

The carrying amounts and estimated fair values by input level of the Company’s financial instruments were as follows:

	June 30, 2022
(in millions)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$1,708.3	$1,708.3	$1,708.3	$—	$—
Equity securities	$31.4	$31.4	$—	$31.4	$—
Held-to-maturity securities	$6.7	$6.7	$—	$6.7	$—
Promissory notes	$7.9	$7.9	$—	$7.9	$—
Financial liabilities:
Long-term debt
Senior Secured Credit Facilities	$1,519.7	$1,496.8	$1,496.8	$—	$—
5.625% Notes	$399.6	$350.0	$350.0	$—	$—
4.125% Notes	$393.3	$305.0	$305.0	$—	$—
Convertible Notes	$323.5	$489.7	$489.7	$—	$—
Other long-term obligations	$150.1	$148.3	$—	$45.0	$103.3
Other liabilities	$11.4	$11.3	$—	$2.6	$8.7
Puts and calls related to certain Barstool Sports shares	$0.6	$0.6	$—	$0.6	$—

	December 31, 2021
(in millions)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$1,863.9	$1,863.9	$1,863.9	$—	$—
Equity securities	$84.3	$84.3	$—	$84.3	$—
Held-to-maturity securities	$6.7	$6.7	$—	$6.7	$—
Promissory notes	$15.1	$15.1	$—	$15.1	$—
Puts and calls related to certain Barstool Sports shares	$1.9	$1.9	$—	$1.9	$—
Financial liabilities:
Long-term debt
Senior Secured Credit Facilities	$1,544.5	$1,559.6	$1,559.6	$—	$—
5.625% Notes	$399.6	$411.5	$411.5	$—	$—
4.125% Notes	$392.9	$389.5	$389.5	$—	$—
Convertible notes	$253.5	$780.0	$780.0	$—	$—
Other long-term obligations	$146.3	$144.3	$—	$53.9	$90.4
Other liabilities	$13.3	$13.2	$—	$2.7	$10.5
The following table summarizes the changes in fair value of our Level 3 liabilities measured on a recurring basis:

(in millions)	Other Liabilities
Balance as of January 1, 2022	$100.9
Interest	12.9
Payment installments	(0.8)
Included in earnings (1)	(1.0)
Balance as of June 30, 2022	$112.0
(1)The expense is included in “General and administrative” within our unaudited Consolidated Statements of Operations.

The following table summarizes the significant unobservable inputs used in calculating fair value for our Level 3 liabilities on a recurring basis as of June 30, 2022:

	Valuation Technique	Unobservable Input	Discount Rate
Other long-term obligation	Discounted cash flow	Discount rate	27.0%
Contingent purchase price - Plainridge Park Casino	Discounted cash flow	Discount rate	9.1%

Note 16—Segment Information
We have aggregated our operating segments into five reportable segments. Retail operating segments are based on the similar characteristics within the regions in which they operate: Northeast, South, West, and Midwest. Our Interactive segment includes all of our iCasino and online sports betting operations, management of retail sports betting, media, and our proportionate share of earnings attributable to our equity method investment in Barstool Sports. The Other category is included in the following tables to reconcile the segment information to the consolidated information.
The Company utilizes Adjusted EBITDAR (as defined below) as its measure of segment profit or loss. The following table highlights our revenues and Adjusted EBITDAR for each reportable segment and reconciles Adjusted EBITDAR on a consolidated basis to net income.

	For the three months ended June 30,		For the six months ended June 30,
(in millions)	2022	2021	2022	2021
Revenues:
Northeast segment	$684.9	$652.5	$1,343.4	$1,223.4
South segment	338.6	368.2	680.0	664.1
West segment	153.8	140.4	294.7	237.0
Midwest segment	296.3	294.8	579.2	529.5
Interactive segment	154.9	96.0	296.4	182.3
Other (1)	5.9	1.7	13.2	3.3
Intersegment eliminations (2)	(7.5)	(7.8)	(15.8)	(18.9)
Total	$1,626.9	$1,545.8	$3,191.1	$2,820.7

Adjusted EBITDAR (3):
Northeast segment	$214.4	$231.6	$419.6	$424.8
South segment	143.3	177.1	289.8	311.0
West segment	59.7	61.4	110.9	96.6
Midwest segment	131.3	142.2	256.8	248.2
Interactive segment	(20.8)	1.2	(30.8)	2.5
Other (1)	(23.4)	(26.9)	(47.1)	(49.5)
Total (3)	504.5	586.6	999.2	1,033.6

Other operating benefits (costs) and other income (expenses):
Rent expense associated with triple net operating leases (4)	(28.0)	(116.5)	(88.1)	(226.9)
Stock-based compensation	(14.5)	(9.2)	(31.5)	(13.4)
Cash-settled stock-based awards variance	9.5	12.4	12.4	(9.1)
Gain (loss) on disposal of assets	(7.3)	0.1	(7.2)	0.2
Contingent purchase price	0.9	(1.2)	1.0	(1.3)
Pre-opening expenses (5)	(2.1)	0.4	(3.6)	(1.2)
Depreciation and amortization	(150.3)	(81.9)	(268.5)	(163.2)
Insurance recoveries, net of deductible charges	—	—	8.8	—
Non-operating items of equity method investments (6)	(0.3)	(1.4)	(2.1)	(3.0)
Interest expense, net	(193.6)	(138.0)	(354.4)	(273.7)
Other (5)(7)	(36.4)	0.5	(84.4)	21.3
Income before income taxes	82.4	251.8	181.6	363.3
Income tax expense	(56.3)	(53.1)	(103.9)	(73.7)
Net income	$26.1	$198.7	$77.7	$289.6
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
(3)We define Adjusted EBITDAR as earnings before interest expense, net, income taxes, depreciation and amortization, rent expense associated with triple net operating leases (see footnote (4) below), stock-based compensation, debt extinguishment and financing charges, which is included in “Other” (see footnote (7) below), impairment losses, insurance recoveries, net of deductible charges, changes in the estimated fair value of our contingent purchase price obligations, gain or loss on disposal of assets, the difference between budget and actual expense for cash-settled stock-based awards, pre-opening expenses (see footnote (5) below), and other. Adjusted EBITDAR is also inclusive of income or loss from unconsolidated affiliates, with our share of non-operating items (see footnote (6) below) added back for Barstool Sports and our Kansas Entertainment joint venture.
(4)Solely comprised of rent expense associated with the operating lease components contained within our triple net master lease dated November 1, 2013 with GLPI and the triple net master lease assumed in connection with our acquisition of Pinnacle Entertainment, Inc., our individual triple net leases with GLPI for the real estate assets used in the operation of Tropicana and Hollywood Casino at Meadows Racetrack, and our individual triple net leases with VICI for the real estate assets used in the operations of Margaritaville Casino Resort and Hollywood Casino at Greektown (of which the Tropicana Lease, Meadows Lease, Margaritaville Lease and the Greektown Lease are defined in “Note 9, Leases”) and are referred to collectively as our “triple net operating leases”.
As a result of the Lease Modification defined in Note 9, “Leases”, the land and building components associated with the operations of Dayton and Mahoning Valley are classified as operating leases which is recorded to rent expense, as compared to prior to the Lease Modification, whereby the land components of substantially all of the Master Lease properties were classified as operating leases and recorded to rent expense. Subsequent to the Lease Modification, the land components associated with the Master Lease properties are primarily classified as finance leases.
(5)During the first quarter of 2021, acquisition costs were included within pre-opening and acquisition costs. Beginning with the quarter ended June 30, 2021, acquisition costs are presented as part of other expenses.
(6)Consists principally of interest expense, net, income taxes, depreciation and amortization, and stock-based compensation expense associated with Barstool Sports and our Kansas Entertainment joint venture. We record our portion of Barstool Sports’ net income or loss, including adjustments to arrive at Adjusted EBITDAR, one quarter in arrears.
(7)Includes holding gains and losses on our equity securities, which are discussed in Note 15, “Fair Value Measurements.” Also consists of non-recurring acquisition and transaction costs, finance transformation costs associated with the implementation of our new Enterprise Resource Management system, and debt extinguishment and financing charges, which are discussed in Note 8, “Long-term Debt.”

The table below presents capital expenditures by segment:

	For the three months ended June 30,		For the six months ended June 30,
(in millions)	2022	2021	2022	2021
Capital expenditures:
Northeast segment	$25.1	$20.8	$55.7	$36.2
South segment	16.6	6.3	36.3	8.1
West segment	2.2	—	4.0	3.2
Midwest segment	7.4	3.6	14.2	5.5
Interactive segment	2.1	0.6	3.2	1.4
Other	6.6	7.6	12.2	10.2
Total capital expenditures	$60.0	$38.9	$125.6	$64.6
The table below presents investment in and advances to unconsolidated affiliates and total assets by segment:

(in millions)	Northeast	South	West	Midwest	Interactive	Other (1)	Total
Balance sheet as of June 30, 2022
Investment in and advances to unconsolidated affiliates	$0.1	$—	$—	$82.4	$161.3	$6.5	$250.3
Total assets	$2,228.7	$1,166.2	$381.8	$1,393.9	$2,526.4	$10,183.8	$17,880.8

Balance sheet as of December 31, 2021
Investment in and advances to unconsolidated affiliates	$0.1	$—	$—	$83.8	$164.4	$6.8	$255.1
Total assets	$2,283.6	$1,224.6	$394.8	$1,215.8	$2,618.3	$9,135.0	$16,872.1
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
EXECUTIVE OVERVIEW
Our Business
On August 4, 2022, Penn National Gaming, Inc. was renamed PENN Entertainment, Inc., together with its subsidiaries (“PENN,” the “Company,” “we,” “our,” or “us”), is North America’s leading provider of integrated entertainment, sports content, and casino gaming experiences. A member of the S&P 500®, PENN operates 44 properties in 20 states, online sports betting in 13 jurisdictions and iCasino in five, under a portfolio of well-recognized brands including Hollywood Casino®, L'Auberge®, Barstool Sportsbook®, and theScore Bet®. PENN’s highly differentiated strategy, which is focused on organic cross-sell opportunities, is reinforced by its investments in owned technology, including a state-of-the-art media and betting platform and an in-house iCasino content studio. The Company’s portfolio is further bolstered by its industry-leading mychoice® customer loyalty program (the “mychoice program”), which offers its over 26 million members a unique set of rewards and experiences across business channels.
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
We continue to adjust operations and cost structures at our properties to reflect changing economic and health and safety conditions. We also continue to focus on revenue and cost synergies from recent acquisitions, and offering our customers additional gaming experiences through our omni-channel distribution strategy. We seek to grow our customer database by partnering with third-party operators such as Choice Hotels International, Inc. to expand our loyalty program, as well as through accretive investments or acquisitions, such as Barstool Sports and theScore, capitalize on organic growth opportunities from the development of new properties or the expansion of recently-developed business lines, and develop partnerships that allow us to enter new jurisdictions for iCasino and sports betting.
The gaming industry is characterized by an increasingly high degree of competition among a large number of participants, including riverboat casinos; dockside casinos; land-based casinos; video lottery; “iGaming” (which includes online sports betting and online social casino, bingo, and iCasino products); online and retail sports betting; sports media companies; gaming at taverns; gaming at truck stop establishments; sweepstakes and poker machines not located in casinos; the potential for increased fantasy sports; significant growth of Native American gaming tribes, historic racing or state-sponsored i-lottery products in or adjacent to states we operate in; and other forms of gaming in the U.S. See the “Segment comparison of the three and six months ended June 30, 2022 and 2021” section below for discussions of the impact of competition on our results of operations by reportable segment.
Key Performance Indicators
In our business, revenue is driven by discretionary consumer spending. We have no certain mechanism for determining why consumers choose to spend more or less money at our properties from period-to-period; therefore, we are unable to quantify a dollar amount for each factor that impacts our customers’ spending behaviors. However, based on our experience, we can generally offer some insight into the factors that we believe are likely to account for such changes and which factors may have a greater impact than others. For example, decreases in discretionary consumer spending have historically been brought about by weakened general economic conditions, such as lackluster recoveries from recessions, inflation, rising interest rate environments, high unemployment levels, higher income taxes, low levels of consumer confidence, weakness in the housing market, high fuel or other transportation costs, and the effects of the COVID-19 pandemic. In addition, visitation and the volume of play have historically been negatively impacted by significant construction surrounding our properties, adverse regional weather conditions and natural disasters. In all instances, such insights are based solely on our judgment and professional experience, and no assurance can be given as to the accuracy of our judgments.
The vast majority of our revenues is gaming revenue, which is highly dependent upon the volume and spending levels of customers at our properties. Our gaming revenue is derived primarily from slot machines (which represented approximately 83% and 85% of our gaming revenue for the six months ended June 30, 2022 and 2021) and, to a lesser extent, table games and sports betting. Aside from gaming revenue, our revenues are primarily derived from our hotel, dining, retail, commissions, program sales, admissions, concessions and certain other ancillary activities, and our racing operations.
Key performance indicators related to gaming revenue are slot handle and table game drop, which are volume indicators, and “win” or “hold” percentage. Our typical property slot win percentage is in the range of approximately 7% to 11% of slot handle, and our typical table game hold percentage is in the range of approximately 15% to 27% of table game drop.

Slot handle is the gross amount wagered during a given period. The win or hold percentage is the net amount of gaming wins and losses, with liabilities recognized for accruals related to the anticipated payout of progressive jackpots. Given the stability in our slot hold percentages on a historical basis, we have not experienced significant impacts to net income from changes in these percentages. For table games, customers usually purchase chips at the gaming tables. The cash and markers (extensions of credit granted to certain credit-worthy customers) are deposited in the gaming table’s drop box. Table game hold is the amount of drop that is retained and recorded as gaming revenue, with liabilities recognized for funds deposited by customers before gaming play occurs and for unredeemed gaming chips. As we are primarily focused on regional gaming markets, our table game hold percentages are fairly stable since the majority of these markets do not regularly experience high-end play, which can lead to volatility in hold percentages. Therefore, changes in table game hold percentages do not typically have a material impact to our results of operations and cash flows.
Under normal operating conditions, our properties generate significant operating cash flow since most of our revenue is cash-based from slot machines, table games, and pari-mutuel wagering. Our business is capital intensive, and we rely on cash flow from our properties to generate sufficient cash to satisfy our obligations under the Triple Net Leases (as defined in “Liquidity and Capital Resources”), repay debt, fund maintenance capital expenditures, repurchase our common stock, fund new capital projects at existing properties and provide excess cash for future development and acquisitions. Additional information regarding our capital projects is discussed in “Liquidity and Capital Resources” below.
Reportable Segments
We have aggregated our operating segments into five reportable segments. Retail operating segments are based on the similar characteristics within the regions in which they operate: Northeast, South, West, and Midwest. Our Interactive segment includes all of our iCasino and online sports betting operations, management of retail sports betting, media, and our proportionate share of earnings attributable to our equity method investment in Barstool Sports. We view each of our gaming and racing properties as an operating segment with the exception of our two properties in Jackpot, Nevada, which we view as one operating segment. We consider our combined Video Gaming Terminal (“VGT”) operations, by state, to be separate operating segments. For a listing of our gaming properties and VGT operations included in each reportable segment, see Note 2, “Significant Accounting Policies,” in the notes to our unaudited Consolidated Financial Statements.

RESULTS OF OPERATIONS
The following table highlights our revenues, net income, and Adjusted EBITDA, on a consolidated basis, as well as our revenues and Adjusted EBITDAR by reportable segment. Such segment reporting is consistent with how we measure our business and allocate resources internally. We consider net income to be the most directly comparable financial measure calculated in accordance with generally accepted accounting principles in the United States (“GAAP”) to Adjusted EBITDA and Adjusted EBITDAR, which are non-GAAP financial measures. Refer to “Non-GAAP Financial Measures” below for the definitions of Adjusted EBITDA, Adjusted EBITDA margin, Adjusted EBITDAR, and Adjusted EBITDAR margin; as well as a reconciliation of net income to Adjusted EBITDA and Adjusted EBITDAR and related margins.

	For the three months ended June 30,		For the six months ended June 30,
	2022	2021	2022	2021
Revenues:
Northeast segment	$684.9	$652.5	$1,343.4	$1,223.4
South segment	338.6	368.2	680.0	664.1
West segment	153.8	140.4	294.7	237.0
Midwest segment	296.3	294.8	579.2	529.5
Interactive segment	154.9	96.0	296.4	182.3
Other (1)	5.9	1.7	13.2	3.3
Intersegment eliminations (2)	(7.5)	(7.8)	(15.8)	(18.9)
Total	$1,626.9	$1,545.8	$3,191.1	$2,820.7

Net income	$26.1	$198.7	$77.7	$289.6

Adjusted EBITDAR:
Northeast segment	$214.4	$231.6	$419.6	$424.8
South segment	143.3	177.1	289.8	311.0
West segment	59.7	61.4	110.9	96.6
Midwest segment	131.3	142.2	256.8	248.2
Interactive segment	(20.8)	1.2	(30.8)	2.5
Other (1)	(23.4)	(26.9)	(47.1)	(49.5)
Total (3)	504.5	586.6	999.2	1,033.6
Rent expense associated with triple net operating leases (4)	(28.0)	(116.5)	(88.1)	(226.9)
Adjusted EBITDA	$476.5	$470.1	$911.1	$806.7

Net income margin	1.6%	12.9%	2.4%	10.3%
Adjusted EBITDAR margin	31.0%	37.9%	31.3%	36.6%
Adjusted EBITDA margin	29.3%	30.4%	28.6%	28.6%
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
(4)Solely comprised of rent expense associated with the operating lease components contained within our triple net master lease dated November 1, 2013 with GLPI and the triple net master lease assumed in connection with our acquisition of Pinnacle Entertainment, Inc., our individual triple net leases with GLPI for the real estate assets used in the operation of Tropicana and Hollywood Casino at Meadows Racetrack, and our individual triple net leases with VICI Properties Inc. (NYSE: VICI) (“VICI”) for the real estate assets used in the operations of Margaritaville Casino Resort and

Hollywood Casino at Greektown (of which the Tropicana Lease, Meadows Lease, Margaritaville Lease and the Greektown Lease are defined in “Liquidity and Capital Resources”) and are referred to collectively as our “triple net operating leases”.
As a result of the Lease Modification defined in Note 9, “Leases” to our unaudited Consolidated Financial Statements, the land and building components associated with the operations of Hollywood Gaming at Dayton Raceway and Hollywood Gaming at Mahoning Valley Race Course are classified as operating leases which is recorded to rent expense, as compared to prior to the Lease Modification, whereby the land components of substantially all of the Master Lease properties were classified as operating leases and recorded to rent expense. Subsequent to the Lease Modification, the land components associated with the properties are primarily classified as finance leases.
Consolidated comparison of the three and six months ended June 30, 2022 and 2021.
Revenues
The following table presents our consolidated revenues:

	For the three months ended June 30,		Change		For the six months ended June 30,		Change
(dollars in millions)	2022	2021	$	%	2022	2021	$	%
Revenues
Gaming	$1,325.6	$1,305.5	$20.1	1.5%	$2,616.8	$2,387.5	$229.3	9.6%
Food, beverage, hotel and other	301.3	240.3	61.0	25.4%	574.3	433.2	141.1	32.6%
Total revenues	$1,626.9	$1,545.8	$81.1	5.2%	$3,191.1	$2,820.7	$370.4	13.1%
Gaming revenues for the three months ended June 30, 2022 increased $20.1 million compared to the prior year period primarily due to increases in our Interactive segment and the inclusion of the operating results of three new properties, partially offset by decreases in gaming revenues in our South segment and Northeast segment properties in both current and prior year periods. Gaming revenues include Hollywood Casino Perryville, which was acquired on July 1, 2021; Hollywood Casino York, which opened August 12, 2021; and Hollywood Casino Morgantown, which opened December 22, 2021.
Gaming revenues for the six months ended June 30, 2022 increased $229.3 million compared to the prior year corresponding period, primarily due to increases in our Interactive segment resulting from continued growth in our online and sports betting revenues, as well as the inclusion of the operating results of three new properties discussed above.
Food, beverage, hotel and other revenues for the three and six months ended June 30, 2022 increased $61.0 million and $141.1 million, respectively, compared to the prior year corresponding periods, primarily due to easing of restrictions, strong visitation levels among all age groups, and increased offerings and hours of operations, as well as the inclusion of the operating results from our three new properties as discussed above, and revenues from theScore, which was acquired on October 19, 2021.
During the prior year periods, food, beverage, hotel and other revenues were negatively impacted as our properties operated within locally-restricted gaming capacity and limited food and beverage, hotel capacity, and other amenity offerings.
See “Segment comparison of the three and six months ended June 30, 2022 and 2021” below for more detailed explanations of the fluctuations in revenues.
Operating expenses
The following table presents our consolidated operating expenses:

	For the three months ended June 30,		Change		For the six months ended June 30,		Change
(dollars in millions)	2022	2021	$	%	2022	2021	$	%
Operating expenses
Gaming	$713.6	$620.9	$92.7	14.9%	$1,400.2	$1,148.7	$251.5	21.9%
Food, beverage, hotel and other	186.8	148.6	38.2	25.7%	358.7	271.7	87.0	32.0%
General and administrative	273.8	316.5	(42.7)	(13.5)%	569.3	642.7	(73.4)	(11.4)%
Depreciation and amortization	150.3	81.9	68.4	83.5%	268.5	163.2	105.3	64.5%
Total operating expenses	$1,324.5	$1,167.9	$156.6	13.4%	$2,596.7	$2,226.3	$370.4	16.6%

Gaming expenses consist primarily of payroll, marketing and promotional expenses associated with our gaming operations and gaming taxes. Gaming expenses for the three and six months ended June 30, 2022 increased $92.7 million and $251.5 million, respectively, compared to the prior year corresponding periods, primarily due to an increase in gaming taxes resulting from the increase in gaming revenues, higher payroll expenses related to volume increases in addition to variable marketing and promotional expenses, which remain below pre-pandemic levels.
Food, beverage, hotel and other expenses consist primarily of payroll expenses and costs of goods sold associated with our food, beverage, hotel, retail, racing, and interactive operations. Food, beverage, hotel and other expenses for the three and six months ended June 30, 2022 increased $38.2 million and $87.0 million, respectively, compared to the prior year corresponding periods, primarily due to increased volumes as we operated with increased offerings and extended hours of operations, which resulted in increases in payroll expenses and cost of sales. The prior year periods were impacted by reduced hotel capacity and limited food and beverage options.
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
For the three and six months ended June 30, 2022, general and administrative expenses decreased by $42.7 million and $73.4 million respectively, primarily due to a decrease in rent costs associated with our Master Leases of $88.5 million and $138.8 million respectively, representing changes in lease classifications from operating to finance as a result of the Lease Modification as described in Note 9, “Leases” to our unaudited Consolidated Financial Statements. The decrease was offset by increased payroll costs of $13.3 million and $33.0 million, and increased facility costs due to increased volumes of $10.4 million and $23.8 million, in each respective period. In addition, general and administrative expenses include a $6.4 million loss on the sale of land for the three and six months ended June 30, 2022.
Depreciation and amortization for the three and six months ended June 30, 2022 increased period over period primarily due to increased amortization costs associated with our Master Leases of $46.7 million and $76.9 million, respectively, representing changes in lease classifications from operating to finance as a result of the Lease Modification as described in Note 9, “Leases” to our unaudited Consolidated Financial Statements. In addition, for the three and six months ended June 30, 2022, amortization on other intangible assets increased by $12.4 million and $25.2 million respectively, primarily due to the amortization of other intangible assets held by theScore.
Other income (expenses)
The following table presents our consolidated other income (expenses):

	For the three months ended June 30,		Change		For the six months ended June 30,		Change
(dollars in millions)	2022	2021	$	%	2022	2021	$	%
Other income (expenses)
Interest expense, net	$(193.6)	$(138.0)	$(55.6)	40.3%	$(354.4)	$(273.7)	$(80.7)	29.5%
Income from unconsolidated affiliates	$1.8	$9.1	$(7.3)	(80.2)%	$10.5	$18.7	$(8.2)	(43.9)%
Other	$(28.2)	$2.8	$(31.0)	N/M	$(68.9)	$23.9	$(92.8)	N/M
Income tax expense	$(56.3)	$(53.1)	$(3.2)	6.0%	$(103.9)	$(73.7)	$(30.2)	41.0%
N/M - Not meaningful
Interest expense, net increased for the three and six months ended June 30, 2022 as compared to the prior year corresponding periods, primarily due to a net increase in Master Lease interest costs due to changes in lease classifications as a result of the Lease Modification as described in Note 9, “Leases” to our unaudited Consolidated Financial Statements of $51.9 million and $74.7 million respectively.
Income from unconsolidated affiliates relates principally to our investment in Barstool Sports, and our Kansas Entertainment and Freehold Raceway joint ventures. The decrease for the three and six months ended June 30, 2022, compared to the prior year corresponding periods, is due to lower income earned from our investments in unconsolidated affiliates. We record our proportionate share of Barstool Sports’ net income or loss one quarter in arrears.

Other primarily relates to realized and unrealized gains and losses on equity securities (including warrants), held by PENN Interactive, losses on early retirement of debt, unrealized gains and losses related to certain Barstool Sports shares as well as miscellaneous income and expense items. Equity securities were provided to the Company in conjunction with entering into multi-year agreements with sports betting operators for online sports betting and related iCasino market access across our portfolio. For the three months ended June 30, 2022, other income primarily consisted of unrealized holding losses of $16.9 million as well as a $10.4 million loss on the early extinguishment of debt in connection with refinancing our Senior Secured Credit Facilities, as described in “Liquidity and Capital Resources.” For the three months ended June 30, 2021, other income primarily consisted of unrealized holding losses of $7.4 million, offset by a $5.8 million unrealized gain related to certain Barstool Sports shares and other miscellaneous income.
For the six months ended June 30, 2022, other income primarily consisted of unrealized holding losses of $55.6 million on equity shares, as well as the loss on the early extinguishment of debt described above, compared to an unrealized holding gain on equity shares (including warrants) of $18.8 million for the six months ended June 30, 2021.

Income tax expense was a $56.3 million and $103.9 million expense for the three and six months ended June 30, 2022, respectively, as compared to a $53.1 million and $73.7 million expense for the three and six months ended June 30, 2021. Our effective tax rate (income taxes as a percentage of income from operations before income taxes) including discrete items was 68.3% and 57.2% for the three and six months ended June 30, 2022 as compared to 21.1% and 20.3% for the three and six months ended June 30, 2021, respectively. The change in the effective rate for the six months ended June 30, 2022 as compared to the prior year period was primarily due to the decrease in income before taxes as well as an increase in the valuation allowance attributed to the Lease Modification.

Our effective income tax rate can vary each reporting period depending on, among other factors, the geographic and business mix of our earnings, changes to our valuation allowance, and the level of our tax credits. Certain of these and other factors, including our history and projections of pre-tax earnings, are considered in assessing our ability to realize our net deferred tax assets.
Segment comparison of the three and six months ended June 30, 2022 and 2021
Northeast Segment

	For the three months ended June 30,		Change		For the six months ended June 30,		Change
(dollars in millions)	2022	2021	$	%	2022	2021	$	%
Revenues
Gaming	$621.4	$602.5	$18.9	3.1%	$1,220.5	$1,129.5	$91.0	8.1%
Food, beverage, hotel and other	63.5	50.0	13.5	27.0%	122.9	93.9	29.0	30.9%
Total revenues	$684.9	$652.5	$32.4	5.0%	$1,343.4	$1,223.4	$120.0	9.8%

Adjusted EBITDAR	$214.4	$231.6	$(17.2)	(7.4)%	$419.6	$424.8	$(5.2)	(1.2)%
Adjusted EBITDAR margin	31.3%	35.5%		-420 bps	31.2%	34.7%		-350 bps
The Northeast segment’s revenues for the three months ended June 30, 2022 increased by $32.4 million over the prior year corresponding period, primarily due to the inclusion of operating results from our three new properties: Hollywood Casino Perryville, Hollywood Casino York, and Hollywood Casino Morgantown. The revenue increases resulting from the inclusion of our new properties were partially offset by decreases in gaming revenues in our properties with operations in both current and prior year periods. Additionally, operating results at our Ameristar East Chicago property were negatively impacted by increased competition as a new property opened in Northern Indiana in May of 2021.
The Northeast segment’s revenues for the six months ended June 30, 2022 increased by $120.0 million over the prior year corresponding period, primarily due to the inclusion of operating results from our three new properties, as discussed above, and increases in food, beverage, hotel and other revenues as we operated with increased offerings and extended hours of operations, partially offset by decreases in gaming revenues in our properties with operations in both current and prior year periods.

During the prior year periods, our Northeast segment’s operating results were negatively impacted as our properties operated within locally-restricted gaming capacity and limited food and beverage and other amenity offerings. Additionally, our Pennsylvania properties were temporarily closed for three days in January 2021, due to COVID-19 restrictions.

For the three months ended June 30, 2022, the Northeast segment’s Adjusted EBITDAR decreased $17.2 million, and Adjusted EBITDAR margin decreased to 31.3%, primarily due to increased variable marketing and promotional, and payroll expenses associated with hotel and food and beverage offerings not available in the prior year period.

For the six months ended June 30, 2022, the Northeast segment’s Adjusted EBITDAR decreased $5.2 million, primarily due to increased variable marketing and promotional, and payroll expenses associated with hotel and food and beverage offerings not available in the prior year period, resulting in an Adjusted EBITDAR margin of 31.2%.

South Segment

	For the three months ended June 30,		Change		For the six months ended June 30,		Change
(dollars in millions)	2022	2021	$	%	2022	2021	$	%
Revenues
Gaming	$269.0	$304.4	$(35.4)	(11.6)%	$547.6	$549.8	$(2.2)	(0.4)%
Food, beverage, hotel and other	69.6	63.8	5.8	9.1%	132.4	114.3	18.1	15.8%
Total revenues	$338.6	$368.2	$(29.6)	(8.0)%	$680.0	$664.1	$15.9	2.4%

Adjusted EBITDAR	$143.3	$177.1	$(33.8)	(19.1)%	$289.8	$311.0	$(21.2)	(6.8)%
Adjusted EBITDAR margin	42.3%	48.1%		-580 bps	42.6%	46.8%		-420 bps
The South segment’s revenues for the three months ended June 30, 2022 decreased by $29.6 million from the prior year period, primarily due to strong visitation levels and customer spend in the prior period. Revenues for the six months ended June 30, 2022 increased by $15.9 million from the prior year period, primarily due to strong visitation levels among all age groups, increased length of play, and increased spend per guest during the first quarter of 2022.
For the three months ended June 30, 2022, the South segment’s Adjusted EBITDAR decreased $33.8 million and Adjusted EBITDAR margin decreased to 42.3% primarily due to the decrease in gaming revenues, increased variable marketing and promotional expenses, which remain below pre-pandemic levels, and increased payroll expenses as we reopened outlets and offered additional amenities such as banquets, conferences, and new restaurants.
For the six months ended June 30, 2022, the South segment’s Adjusted EBITDAR decreased $21.2 million and Adjusted EBITDAR margin decreased to 42.6% primarily due to higher variable marketing and promotional expenses, which remain below pre-pandemic levels, in addition to higher payroll expenses associated with hotel and food and beverage offerings not available in the prior year period.
West Segment

	For the three months ended June 30,		Change		For the six months ended June 30,		Change
(dollars in millions)	2022	2021	$	%	2022	2021	$	%
Revenues
Gaming	$98.9	$96.7	$2.2	2.3%	$193.0	$165.8	$27.2	16.4%
Food, beverage, hotel and other	54.9	43.7	11.2	25.6%	101.7	71.2	30.5	42.8%
Total revenues	$153.8	$140.4	$13.4	9.5%	$294.7	$237.0	$57.7	24.3%

Adjusted EBITDAR	$59.7	$61.4	$(1.7)	(2.8)%	$110.9	$96.6	$14.3	14.8%
Adjusted EBITDAR margin	38.8%	43.7%		-490 bps	37.6%	40.8%		-320 bps
The West segment’s revenues for the three and six months ended June 30, 2022 increased by $13.4 million and $57.7 million over the prior year corresponding periods, primarily due to increases in food, beverage, hotel and other revenues due to the easing of restrictions and strong visitation levels at our Zia Park, Tropicana, and M Resort properties. During the three and six months ended June 30, 2021, our West segment’s operating results were negatively impacted by the temporary closure of our Zia Park property due to the COVID-19 pandemic, which remained closed until March 5, 2021 and for an additional thirteen days in April of 2021. Additionally, during the prior year periods, our properties in the West segment operated within locally restricted gaming and hotel capacity and limited food and beverage and other amenities offerings.

For the three months ended June 30, 2022, the West segment’s Adjusted EBITDAR decreased $1.7 million and Adjusted EBITDAR margin decreased to 38.8%, primarily due to higher payroll expenses related to volume increases in addition to variable marketing and promotional expenses, which remain below pre-pandemic levels.

For the six months ended June 30, 2022, the West segment’s Adjusted EBITDAR increased $14.3 million primarily due to increases in gaming and non gaming revenues as described above, offset by higher payroll expenses related to volume increases in addition to higher variable marketing and promotional expenses, which remain below pre-pandemic levels, reflected in Adjusted EBITDAR margin, which decreased by 320 basis points to 37.6%.
Midwest Segment

	For the three months ended June 30,		Change		For the six months ended June 30,		Change
(dollars in millions)	2022	2021	$	%	2022	2021	$	%
Revenues
Gaming	$267.0	$272.1	$(5.1)	(1.9)%	$523.5	$489.0	$34.5	7.1%
Food, beverage, hotel and other	29.3	22.7	6.6	29.1%	55.7	40.5	15.2	37.5%
Total revenues	$296.3	$294.8	$1.5	0.5%	$579.2	$529.5	$49.7	9.4%

Adjusted EBITDAR	$131.3	$142.2	$(10.9)	(7.7)%	$256.8	$248.2	$8.6	3.5%
Adjusted EBITDAR margin	44.3%	48.2%		-390 bps	44.3%	46.9%		-260 bps
The Midwest segment’s revenues for the three months ended June 30, 2022 increased slightly compared to the prior year quarter. The Midwest segment’s revenues for the six months ended June 30, 2022 increased by $49.7 million over the prior year corresponding period, due to strong operating results in the first quarter of 2022, resulting from easing of restrictions, strong visitation levels among all age groups, increased length of play and increased spend per guest. During the prior year periods, our Midwest segment’s operating results were negatively impacted as our properties operated within locally-restricted gaming capacity and limited food and beverage and other amenity offerings. Additionally, our Illinois properties were temporarily closed for periods between fifteen and twenty-two days in January 2021, due to COVID-19 restrictions.
For the three months ended June 30, 2022, the Midwest segment’s Adjusted EBITDAR decreased $10.9 million and Adjusted EBITDAR margin decreased to 44.3%, primarily due to the decrease in gaming revenues, increased variable marketing and promotional expenses, which remain below pre-pandemic levels in addition to higher payroll expenses associated with hotel and food and beverage offerings not available in the prior year period.
For the six months ended June 30, 2022, the Midwest segment’s Adjusted EBITDAR increased $8.6 million primarily due to increases in gaming and non gaming revenues as discussed above, offset by higher payroll expenses related to volume increases in addition to higher variable marketing and promotional expenses, which remain below pre-pandemic levels, reflected in Adjusted EBITDAR margin, which decreased by 260 basis points to 44.3%.
Interactive Segment

	For the three months ended June 30,		Change		For the six months ended June 30,		Change
(dollars in millions)	2022	2021	$	%	2022	2021	$	%
Revenues
Gaming	$69.3	$29.8	$39.5	132.6%	$132.2	$53.4	$78.8	147.6%
Food, beverage, hotel and other	85.6	66.2	19.4	29.3%	164.2	128.9	35.3	27.4%
Total revenues	$154.9	$96.0	$58.9	61.4%	$296.4	$182.3	$114.1	62.6%

Adjusted EBITDAR	$(20.8)	$1.2	$(22.0)	N/M	$(30.8)	$2.5	$(33.3)	N/M
Adjusted EBITDAR margin	(13.4)%	1.3%		N/M	(10.4)%	1.4%		N/M
N/M - Not meaningful
The Interactive segment’s revenues for the three and six months ended June 30, 2022 increased by $58.9 million and $114.1 million over the prior year corresponding periods, primarily due to continued increases in online activity with the launch of theScore Bet in Ontario and the Barstool Sportsbook in additional states, as well as the inclusion of revenues from theScore, which was acquired on October 19, 2021. Additionally, revenues are inclusive of a tax gross-up of $55.4 million and $105.7 million for the three and six months ended June 30, 2022, respectively, compared to $46.0 and $85.5 million for the three and six months ended June 30, 2021, respectively.

For the three and six months ended June 30, 2022, the Interactive segment’s Adjusted EBITDAR and Adjusted EBITDAR margin decreased primarily due to increased expenses related to ramping and launching theScore Bet in Ontario and the Barstool Sportsbook in additional states, and the inclusion of theScore financial results, as indicated above.
Other

	For the three months ended June 30,		Change		For the six months ended June 30,		Change
(dollars in millions)	2022	2021	$	%	2022	2021	$	%
Revenues
Food, beverage, and other	$5.9	$1.7	$4.2	247.1%	13.2	3.3	9.9	300.0%
Total revenues	$5.9	$1.7	$4.2	247.1%	$13.2	$3.3	$9.9	300.0%

Adjusted EBITDAR	$(23.4)	$(26.9)	$3.5	13.0%	$(47.1)	$(49.5)	$2.4	4.8%
Other consists of the Company’s stand-alone racing operations, as well as corporate overhead costs, which primarily includes certain expenses such as payroll, professional fees, travel expenses and other general and administrative expenses that do not directly relate to or have not otherwise been allocated to a property. Revenues for the three and six months ended June 30, 2022, have increased as compared to the prior year corresponding periods, primarily due to the acquisition of Sam Houston, the remaining 50% of which was acquired on August 1, 2021.
Adjusted EBITDAR increased by $3.5 million and $2.4 million for the three and six months ended June 30, 2022 respectively, as compared to the prior year corresponding periods, primarily due to changes in corporate overhead costs, which are reflective of the current operating environment.
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
We define Adjusted EBITDA as earnings before interest expense, net; income taxes; depreciation and amortization; stock-based compensation; debt extinguishment and financing charges (which are included in “other (income) expenses”); impairment losses; insurance recoveries, net of deductible charges; changes in the estimated fair value of our contingent purchase price obligations; gain or loss on disposal of assets; the difference between budget and actual expense for cash-settled stock-based awards; pre-opening expenses; and other. Adjusted EBITDA is inclusive of income or loss from unconsolidated affiliates, with our share of non-operating items (such as interest expense, net; income taxes; depreciation and amortization; and stock-based compensation expense) added back for Barstool Sports, Inc. and our Kansas Entertainment, LLC joint venture. Adjusted EBITDA is inclusive of rent expense associated with our triple net operating leases (the operating lease components contained within our triple net master lease dated November 1, 2013 with Gaming and Leisure Properties, Inc. (Nasdaq: GLPI) (“GLPI”) and the triple net master lease assumed in connection with our acquisition of Pinnacle Entertainment, Inc., our individual triple net leases with GLPI for the real estate assets used in the operation of Tropicana Las Vegas Hotel and Casino, Inc. and Hollywood Casino at Meadows Racetrack, and our individual triple net leases with VICI Properties Inc. (NYSE: VICI) (“VICI”) for the real estate assets used in the operations of Margaritaville Casino Resort and Hollywood Casino at Greektown). Although Adjusted EBITDA includes rent expense associated with our triple net operating leases, we believe Adjusted EBITDA is useful as a supplemental measure in evaluating the performance of our consolidated results of operations. We define Adjusted EBITDA margin as Adjusted EBITDA divided by consolidated revenues.
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

	For the three months ended June 30,		For the six months ended June 30,
(dollars in millions)	2022	2021	2022	2021
Net income	$26.1	$198.7	$77.7	$289.6
Income tax expense	56.3	53.1	103.9	73.7
Income from unconsolidated affiliates	(1.8)	(9.1)	(10.5)	(18.7)
Interest expense, net	193.6	138.0	354.4	273.7
Other (income) expenses	28.2	(2.8)	68.9	(23.9)
Operating income	302.4	377.9	594.4	594.4
Stock-based compensation (1)	14.5	9.2	31.5	13.4
Cash-settled stock-based award variance (1)(2)	(9.5)	(12.4)	(12.4)	9.1
Loss (gain) on disposal of assets (1)	7.3	(0.1)	7.2	(0.2)
Contingent purchase price (1)	(0.9)	1.2	(1.0)	1.3
Pre-opening expenses (1)(3)	2.1	(0.4)	3.6	1.2
Depreciation and amortization	150.3	81.9	268.5	163.2
Insurance recoveries, net of deductible charges (1)	—	—	(8.8)	—
Income from unconsolidated affiliates	1.8	9.1	10.5	18.7
Non-operating items of equity method investments (4)	0.3	1.4	2.1	3.0
Other expenses (1)(3)(5)	8.2	2.3	15.5	2.6
Adjusted EBITDA	476.5	470.1	911.1	806.7
Rent expense associated with triple net operating leases (1)	28.0	116.5	88.1	226.9
Adjusted EBITDAR	$504.5	$586.6	$999.2	$1,033.6

Net income margin	1.6%	12.9%	2.4%	10.3%
Adjusted EBITDA margin	29.3%	30.4%	28.6%	28.6%
Adjusted EBITDAR margin	31.0%	37.9%	31.3%	36.6%
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
(4)    Consists principally of interest expense, net, income taxes, depreciation and amortization, and stock-based compensation expense associated with Barstool Sports and our Kansas Entertainment joint venture. We record our portion of Barstool Sports’ net income or loss, including adjustments to arrive at Adjusted EBITDAR, one quarter in arrears.
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

	For the six months ended June 30,		Change
(dollars in millions)	2022	2021	$	%
Net cash provided by operating activities	$436.4	$504.6	$(68.2)	(13.5)%
Net cash used in investing activities	$(113.7)	$(99.1)	$(14.6)	14.7%
Net cash (used in) provided by financing activities	$(477.3)	$18.8	$(496.1)	N/M
N/M - Not meaningful
Operating Cash Flow
Trends in our operating cash flows tend to follow trends in operating income, excluding non-cash charges, but can be affected by changes in working capital, the timing of significant interest payments, tax payments or refunds, and distributions from unconsolidated affiliates. Net cash provided by operating activities decreased by $68.2 million for the six months ended June 30, 2022, primarily due to an increase in cash paid for income taxes and a negative impact in changes in working capital related to gaming taxes and other gaming liabilities and payroll related liabilities.
Investing Cash Flow
Cash used in investing activities for the six months ended June 30, 2022 of $113.7 million is primarily due to capital expenditures of $125.6 million and the acquisition of a $15.0 million cost method investment, offset by insurance proceeds received for losses incurred due to Hurricane Laura in 2020. For the six months ended June 30, 2021, cash used in investing activities of $99.1 million was primarily due to capital expenditures and consideration paid for gaming licenses and other intangible assets.
Capital Expenditures
Capital expenditures are accounted for as either project capital (new facilities or expansions) or maintenance (replacement) capital expenditures. Cash provided by operating activities, as well as cash available under our Amended Revolving Credit Facility and Revolving Facility, was available to fund our capital expenditures for six months ended June 30, 2022 and 2021, respectively.
Capital expenditures for the six months ended June 30, 2022 and 2021 were $125.6 million and $64.6 million, respectively. Capital expenditures related to our York and Morgantown development project were $13.3 million and $25.6 million for the six months ended June 30, 2022 and 2021, respectively. During the six months ended June 30, 2022, capital expenditures also included $17.8 million in construction costs related to hurricane damage sustained at our Lake Charles property of which insurance proceeds were previously received. For the year ending December 31, 2022, our anticipated capital expenditures are approximately $300 million, which includes capital expenditures required under our Triple Net Leases, which require us to spend a specified percentage of net revenues.
Financing Cash Flow
For the six months ended June 30, 2022, net cash used in financing activities totaled $477.3 million, primarily related to $342.1 million common stock repurchases, net debt repayments of $18.7 million, $18.2 million in debt issuance costs, and $85.4 million in principal payments on our finance leases and finance obligations.
During the six months ended June 30, 2021, cash provided by financing activities of $18.8 million was primarily due to net cash proceeds of $72.5 million from other long-term obligations, offset by principal payments on long-term debt and principal payments on our finance leases and finance obligations.

Borrowings and Repayments of Long-term Debt
On May 3, 2022, the Company entered into a Second Amended and Restated Credit Agreement with its various lenders (the “Second Amended and Restated Credit Agreement”). The Second Amended and Restated Credit Agreement provides for a $1.0 billion revolving credit facility, undrawn at close, (the “Amended Revolving Credit Facility”), a five-year $550.0 million term loan A facility (the “Amended Term Loan A Facility”) and a seven-year $1.0 billion term loan B facility (the “Amended Term Loan B Facility”) facilities (together, the “Amended Credit Facilities”). The proceeds from the Amended Credit Facilities were used to repay the existing Term Loan A Facility and Term Loan B-1 Facility balances.
At June 30, 2022, we had $2.8 billion in aggregate principal amount of indebtedness, including $1.6 billion outstanding under our Amended Credit Facilities, $400.0 million outstanding under our 5.625% senior unsecured notes, $400.0 million outstanding under our 4.125% senior unsecured notes, $330.5 million outstanding under our 2.75% Convertible Notes due 2026, and $150.1 million outstanding in other long-term obligations. No amounts were drawn on our Amended Revolving Credit Facility. After the refinancing of our Senior Secured Credit Facilities discussed above, we have no debt maturing prior to 2026. As of June 30, 2022 we had conditional obligations under letters of credit issued pursuant to the Amended Credit Facilities with face amounts aggregating to $25.4 million resulting in $974.6 million available borrowing capacity under our Amended Revolving Credit Facility.

Covenants
Our Amended Credit Facilities, 5.625% Notes and 4.125% Notes require us, among other obligations, to maintain specified financial ratios and to satisfy certain financial tests. In addition, our Amended Credit Facilities, 5.625% Notes and 4.125% Notes, restrict, among other things, our ability to incur additional indebtedness, incur guarantee obligations, amend debt instruments, pay dividends, create liens on assets, make investments, engage in mergers or consolidations, and otherwise restrict corporate activities. Our debt agreements also contain customary events of default, including cross-default provisions that require us to meet certain requirements under the PENN Master Lease and the Pinnacle Master Lease (both of which are defined in Note 9, “Leases” to our unaudited Consolidated Financial Statements), each with GLPI. If we are unable to meet our financial covenants or in the event of a cross-default, it could trigger an acceleration of payment terms.
As of June 30, 2022, the Company was in compliance with all required financial covenants. The Company believes that it will remain in compliance with all of its required financial covenants for at least the next twelve months following the date of filing this Quarterly Report on Form 10-Q with the SEC.
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
During the three months ended June 30, 2022, the Company repurchased 5,539,177 shares of its common stock in open market transactions for $167.0 million at an average price of $30.16 per share. During the six months ended June 30, 2022, the Company repurchased 9,341,585 shares of its common stock in open market transactions for $342.1 million at an average price of $36.62 per share. The cost of all repurchased shares is recorded as “Treasury stock” within our unaudited Consolidated Balance Sheets.
Subsequent to the quarter ended June 30, 2022, the Company repurchased 3,019,790 million shares of its common stock at an average price of $31.46 per share for an aggregate amount of $95.0 million. The remaining availability under our $750.0 million share repurchase authorization was $313.1 million as of August 3, 2022.

Triple Net Leases
The majority of the real estate assets used in the Company’s operations are subject to triple net master leases; the most significant of which are the PENN Master Lease and the Pinnacle Master Lease. In addition, six of the gaming facilities used in our operations are subject to individual triple net leases. We refer to the PENN Master Lease, the Pinnacle Master Lease, the Perryville Lease, the Meadows Lease, the Margaritaville Lease, the Greektown Lease, the Tropicana Lease and the Morgantown Lease, collectively, as our Triple Net Leases. The Company’s Triple Net Leases are accounted for as either operating leases, finance leases, or financing obligations.

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
Payments to our REIT Landlords under Triple Net Leases
Total payments made to our REIT Landlords, GLPI and VICI, were as follows:

	For the three months ended June 30,		For the six months ended June 30,
(in millions)	2022	2021	2022	2021
PENN Master Lease	$120.6	$120.7	$239.8	$238.7
Pinnacle Master Lease	83.4	82.1	165.9	163.4
Perryville Lease	2.0	—	3.9	—
Meadows Lease	6.2	6.2	12.4	12.4
Margaritaville Lease	6.0	5.9	11.9	11.7
Greektown Lease	12.9	13.5	25.7	27.4
Morgantown Lease	0.7	0.7	1.5	1.5
Total (1)	$231.8	$229.1	$461.1	$455.1
(1)Rent payable under the Tropicana Lease is nominal. Therefore, this lease has been excluded from the table above.
Outlook
Based on our current level of operations, we believe that cash generated from operations and cash on hand, together with amounts available under our Amended Credit Facilities, will be adequate to meet our anticipated obligations under our Triple Net Leases, debt service requirements, capital expenditures and working capital needs for the foreseeable future. However, our ability to generate sufficient cash flow from operations will depend on a range of economic, competitive and business factors, many of which are outside our control. We cannot be certain: (i) of the impact of global supply chain disruptions, price inflation, and rising interest rates on the U.S. economy and the ability of our business to maintain its recovery from the impacts of the COVID-19 pandemic; (ii) that our anticipated earnings projections will be realized; (iii) that we will achieve the expected synergies from our acquisitions; and (iv) that future borrowings will be available under our Amended Credit Facilities or otherwise will be available in the credit markets to enable us to service our indebtedness or to make anticipated capital expenditures. We caution you that the trends seen at our properties, such as strong visitation and increased length of play, may not continue. In addition, while we anticipated that a significant amount of our future growth would come through the pursuit of opportunities within other distribution channels, such as retail and online sports betting, social gaming, retail gaming, and iGaming; from acquisitions of gaming properties at reasonable valuations; greenfield projects; and jurisdictional expansions and property expansion in under-penetrated markets; there can be no assurance that this will be the case given the uncertainty arising from the COVID-19 pandemic. If we consummate significant acquisitions in the future or undertake any significant property expansions, our cash requirements may increase significantly and we may need to make additional borrowings or complete equity or debt financings to meet these requirements. See Part I, Item 1A. “Risk Factors” of the Company’s Form 10-K for the year ended December 31, 2021 for a discussion of additional risks related to the Company’s capital structure.
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

CRITICAL ACCOUNTING ESTIMATES
A complete discussion of our critical accounting estimates is included in our Form 10-K for the year ended December 31, 2021. There have been no significant changes in our critical accounting estimates during the six months ended June 30, 2022.
RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
For information with respect to new accounting pronouncements and the impact of these pronouncements on our unaudited Consolidated Financial Statements, see Note 3, “New Accounting Pronouncements,” in the notes to our unaudited Consolidated Financial Statements.
IMPORTANT FACTORS REGARDING FORWARD-LOOKING STATEMENTS
This Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements can be identified by the use of forward-looking terminology such as “expects,” “believes,” “estimates,” “projects,” “intends,” “plans,” “goal,” “seeks,” “may,” “will,” “should,” or “anticipates” or the negative or other variations of these or similar words, or by discussions of future events, strategies or risks and uncertainties. Specifically, forward-looking statements include, but are not limited to, statements regarding: the Company’s expectations of, and guidance regarding, future results of operations and financial condition, the assumptions provided regarding the guidance, including the scale and timing of the Company’s product and technology investments; the Company’s anticipated share repurchases; the Company’s expectations with regard to results, and the impact of competition, in online sports betting, iGaming and retail/mobile sportsbooks; the Company’s launch of its Interactive segment’s products in new jurisdictions and enhancements to existing Interactive segment products, including the integration of the Barstool Sportsbook into theScore mobile app in the U.S., and the migration of the Barstool Sportsbook to theScore’s player account management trading platforms; the Company’s expectations with regard to its future investments in Barstool Sports and the future success of its products; the Company’s expectations with respect to the integration and synergies related to the Company’s integration of theScore and Barstool Sports; the Company’s expectations with respect to the ongoing introduction and the potential benefits of the cashless, cardless and contactless (“3Cs”) technology; the Company's development projects; and the timing, cost and expected impact of planned capital expenditures on the Company's results of operations.
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
ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
We are exposed to market risk from adverse changes in interest rates with respect to the short-term floating interests rate on borrowings under our Amended Credit Facilities. As of June 30, 2022, the Company’s Amended Credit Facilities had a gross outstanding balance of $1.6 billion, consisting of a $550.0 million Amended Term Loan A Facility, a $1.0 billion Amended Term Loan B Facility. As of June 30, 2022, we have $974.6 million of available borrowing capacity under our Amended Revolving Credit Facility.

The table below provides information as of June 30, 2022 about our long-term debt obligations that are sensitive to changes in interest rates, including the notional amounts maturing during the twelve month period presented and the related weighted-average interest rates by maturity dates.

(dollars in millions)	7/01/22 - 6/30/23	7/01/23 - 6/30/24	7/01/24 - 6/30/25	7/01/25 - 6/30/26	7/01/26 - 6/30/27	Thereafter	Total	Fair Value
Fixed rate	$—	$—	$—	$—	$400.0	$—	$400.0	$350.0
Average interest rate					5.625%
Fixed rate	$—	$—	$—	$—	$—	$400.0	$400.0	$305.0
Average interest rate						4.125%
Fixed rate	$—	$—	$—	$330.5	$—	$—	$330.5	$489.7
Average interest rate				2.75%
Variable rate	$37.5	$37.5	$37.5	$37.5	$450.0	$950.0	$1,550.0	$1,496.8
Average interest rate (1)	4.63%	4.68%	4.70%	4.71%	4.48%	5.48%
(1)Estimated rate, reflective of forward SOFR as of June 30, 2022 plus the spread over SOFR applicable to variable-rate borrowing.
Foreign Currency Exchange Rate Risk
We are exposed to currency translation risk because the results of our international entities are reported in local currency, which we then translate to U.S. dollars for inclusion in our unaudited Consolidated Financial Statements. As a result, changes between the foreign exchange rates, in particular the Canadian dollar compared to the U.S. dollar, affect the amounts we record for our foreign assets, liabilities, revenues and expenses, and could have a negative effect on our financial results. The results of theScore are reported in Canadian dollars, which we then translate to U.S. dollars for inclusion in our unaudited Consolidated Financial Statements. We do not currently enter into hedging arrangements to minimize the impact of foreign currency fluctuations on our operations. For the three and six months ended June 30, 2022, we incurred an unrealized foreign currency translation adjustment loss of $62.7 million and $26.9 million, respectively.
ITEM 4.CONTROLS AND PROCEDURES
The Company’s management, under the supervision and with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of June 30, 2022. Based on this evaluation, our principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2022 to ensure that information required to be disclosed by the Company in reports we file or submit under the Exchange Act is (i) recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the United States Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to the Company’s management, including the Company’s principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.
During the quarter ended June 30, 2022, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table presents the total number of shares of our common stock that we repurchased during the second quarter of 2022, the average price paid per share, the number of shares that we repurchased as part of our share repurchase program, and the approximate dollar value of shares that still could have been repurchased at the end of the applicable fiscal period pursuant to our share repurchase program:

(dollars in millions, except for per share data)	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (2)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Program
April 1, 2022 - April 30, 2022	402	$42.42	—	$575.0
May 1, 2022 - May 31, 2022	1,895,830	$30.09	1,893,947	$518.0
June 1, 2022 - June 30, 2022	3,645,230	$30.19	3,645,230	$408.1
Total	5,541,462	$30.16	5,539,177
(1)Includes 402 and 1,883 shares withheld to pay taxes due upon the vesting of employee restricted stock for the months ended April 30 and May 31, 2022, respectively.
(2)On February 1, 2022, our Board of Directors authorized and announced the repurchase of up to $750.0 million of our common stock from time to time on the open market or in privately negotiated transactions. The share purchase authorization expires on January 31, 2025. Stock repurchases, if any, will be funded using our available liquidity. The timing and amount of stock repurchases will depend on a variety of factors, including the market conditions as well as corporate and regulatory considerations. As of June 30, 2022, we have repurchased a total of 9,341,585 shares of our common stock at an average price of $36.62.

ITEM 6. EXHIBITS

Exhibit
Number	Description of Exhibit

3.1*	Articles of Amendment to its Second Amended and Restated Articles of Incorporation, effective August 4, 2022.

3.2*	Amendment to Fourth Amended and Restated Bylaws of the Company, effective August 4, 2022.

10.1†
Second Amended and Restated Credit Agreement, dated as of May 3, 2022, by and among Penn National Gaming, Inc., as borrower, the guarantors from time to time party thereto, the lenders from time to time party thereto, Bank of America, N.A., as administrative agent and as collateral agent. (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q filed May 5, 2022)

10.2	Penn National Gaming, Inc. 2022 Long Term Incentive Compensation Plan. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 10, 2022)

10.3
Form of Restricted Stock Unit Award Agreement (Stock-Settled) for the Penn National Gaming, Inc. 2022 Long Term Incentive Compensation Plan. (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-8 filed June 15, 2022)

10.4
Form of Restricted Stock Unit Award Agreement (Cash-Settled) for the Penn National Gaming, Inc. 2022 Long Term Incentive Compensation Plan. (incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-8 filed June 15, 2022)

10.5
Form of Performance Unit Award Agreement for the Penn National Gaming, Inc. 2022 Long Term Incentive Compensation Plan. (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-8 filed June 15, 2022)

10.6
Form of Restricted Stock Award Agreement for the Penn National Gaming, Inc. 2022 Long Term Incentive Compensation Plan. (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-8 filed June 15, 2022)

10.7
Form of Non-Qualified Stock Option Award Agreement for the Penn National Gaming, Inc. 2022 Long Term Incentive Compensation Plan. (incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-8 filed June 15, 2022)

10.8
Form of Stock Appreciation Right Award Agreement for the Penn National Gaming, Inc. 2022 Long Term Incentive Compensation Plan. (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-8 filed June 15, 2022)

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

†
Annexes, schedules and/or exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company agrees to furnish supplementally a copy of any omitted attachment to the SEC on a confidential basis upon request.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PENN ENTERTAINMENT, INC.
Dated:	August 4, 2022	By:	/s/ Christine LaBombard
Christine LaBombard
Senior Vice President and Chief Accounting Officer