Form 10-Q
period 2022-09-30
PENN Entertainment, Inc.
filed 2022-11-03
CIK 921738

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
As of October 28, 2022, the number of shares of the registrant’s common stock outstanding was 155,117,678 (including 620,282 shares of a subsidiary of registrant which are exchangeable into registrant’s common stock).

PENN ENTERTAINMENT, INC. AND SUBSIDIARIES

PART I.    FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS
PENN ENTERTAINMENT, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(in millions, except share and per share data)	September 30, 2022	December 31, 2021
Assets
Current assets
Cash and cash equivalents	$1,728.4	$1,863.9
Accounts receivable, net	155.8	195.0
Prepaid expenses	111.8	132.3
Other current assets	62.5	32.4
Total current assets	2,058.5	2,223.6
Property and equipment, net	4,517.2	4,582.2
Investment in and advances to unconsolidated affiliates	246.3	255.1
Goodwill	2,661.8	2,822.5
Other intangible assets, net	1,754.6	1,872.6
Lease right-of-use assets	6,108.9	4,853.0
Other assets	187.8	263.1
Total assets	$17,535.1	$16,872.1

Liabilities
Current liabilities
Accounts payable	$40.9	$53.3
Current maturities of long-term debt	55.8	99.5
Current portion of financing obligations	65.0	39.0
Current portion of lease liabilities	188.7	142.9
Accrued expenses and other current liabilities	797.9	798.5
Total current liabilities	1,148.3	1,133.2
Long-term debt, net of current maturities, debt discount and debt issuance costs	2,730.2	2,637.3
Long-term portion of financing obligations	3,984.7	4,057.8
Long-term portion of lease liabilities	5,892.4	4,628.6
Deferred income taxes	37.8	189.1
Other long-term liabilities	125.7	129.0
Total liabilities	13,919.1	12,775.0
Commitments and contingencies (Note 12)
Stockholders’ equity
Series B Preferred stock ($0.01 par value, 1,000,000 shares authorized, no shares issued and outstanding)	—	—
Series C Preferred stock ($0.01 par value, 18,500 shares authorized, no shares issued and outstanding)	—	—
Series D Preferred stock ($0.01 par value, 5,000 shares authorized, 969 shares issued in both periods, and 581 and 775 shares outstanding)	19.4	25.8
Common stock ($0.01 par value, 400,000,000 shares authorized in both periods, 172,305,996 and 171,729,276 shares issued, and 155,448,209 and 169,561,883 shares outstanding)	1.7	1.7
Exchangeable shares ($0.01 par value, 697,539 shares authorized and issued in both periods, 620,353 and 653,059 shares outstanding)	—	—
Treasury stock, at cost, (16,857,787 and 2,167,393 shares)	(538.5)	(28.4)
Additional paid-in capital	4,201.9	4,239.6
Retained earnings (accumulated deficit)	133.7	(86.5)
Accumulated other comprehensive loss	(201.1)	(54.4)
Total PENN Entertainment stockholders’ equity	3,617.1	4,097.8
Non-controlling interest	(1.1)	(0.7)
Total stockholders’ equity	3,616.0	4,097.1
Total liabilities and stockholders’ equity	$17,535.1	$16,872.1
See accompanying notes to the unaudited Consolidated Financial Statements.

PENN ENTERTAINMENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the three months ended September 30,		For the nine months ended September 30,
(in millions, except per share data)	2022	2021	2022	2021
Revenues
Gaming	$1,317.5	$1,256.2	$3,934.3	$3,643.7
Food, beverage, hotel and other	307.5	255.6	881.8	688.8
Total revenues	1,625.0	1,511.8	4,816.1	4,332.5
Operating expenses
Gaming	757.9	652.4	2,158.1	1,801.1
Food, beverage, hotel and other	199.2	160.1	557.9	431.8
General and administrative	277.9	376.5	847.2	1,019.2
Depreciation and amortization	148.7	83.7	417.2	246.9
Impairment losses	104.6	—	104.6	—
Total operating expenses	1,488.3	1,272.7	4,085.0	3,499.0
Operating income	136.7	239.1	731.1	833.5
Other income (expenses)
Interest expense, net	(193.3)	(144.9)	(547.7)	(418.6)
Income from unconsolidated affiliates	6.6	9.1	17.1	27.8
Other	(8.8)	19.2	(77.7)	43.1
Total other expenses	(195.5)	(116.6)	(608.3)	(347.7)
Income (loss) before income taxes	(58.8)	122.5	122.8	485.8
Income tax benefit (expense)	182.0	(36.4)	78.1	(110.1)
Net income	123.2	86.1	200.9	375.7
Less: Net loss attributable to non-controlling interest	0.3	—	0.4	0.1
Net income attributable to PENN Entertainment	$123.5	$86.1	$201.3	$375.8

Earnings per share:
Basic earnings per share	$0.78	$0.55	$1.23	$2.40
Diluted earnings per share	$0.72	$0.52	$1.15	$2.24

Weighted-average common shares outstanding—basic	157.6	156.1	163.5	155.9
Weighted-average common shares outstanding—diluted	173.0	172.7	179.0	172.7
See accompanying notes to the unaudited Consolidated Financial Statements.

PENN ENTERTAINMENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	For the three months ended September 30,		For the nine months ended September 30,
(in millions)	2022	2021	2022	2021
Net income	$123.2	$86.1	$200.9	$375.7
Other comprehensive loss:
Foreign currency translation adjustment during the period	(119.8)	—	(146.7)	—
Other comprehensive loss	(119.8)	—	(146.7)	—
Total comprehensive income	3.4	86.1	54.2	375.7
Less: Comprehensive loss attributable to non-controlling interest	0.3	—	0.4	0.1
Comprehensive income attributable to PENN Entertainment	$3.7	$86.1	$54.6	$375.8
See accompanying notes to the unaudited Consolidated Financial Statements.

PENN ENTERTAINMENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(UNAUDITED)

	Three Months Ended September 30, 2022 and 2021
	Preferred Stock		Common Stock				Treasury Stock	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Total PENN Stockholders’ Equity	Non-Controlling Interest	Total Stockholders’ Equity
(in millions, except share data)	Shares	Amount	PENN Entertainment Shares	Amount	Exchangeable Shares	Amount
Balance as of July 1, 2022	581	$19.4	160,725,723	$1.7	624,658	$—	$(370.5)	$4,187.3	$10.2	$(81.3)	$3,766.8	$(0.8)	$3,766.0
Share-based compensation arrangements	—	—	62,935	—	—	—	—	13.6	—	—	13.6	—	13.6
Share repurchases (Note 13)	—	—	(5,348,809)	—	—	—	(168.0)	—	—	—	(168.0)	—	(168.0)
Common stock issuance (Note 13)	—	—	4,055	—	—	—	—	0.2	—	—	0.2	—	0.2
Exchangeable shares conversions (Note 13)	—	—	4,305	—	(4,305)	—	—	—	—	—	—	—	—
Currency translation adjustment	—	—	—	—	—	—	—	—	—	(119.8)	(119.8)	—	(119.8)
Net income (loss)	—	—	—	—	—	—	—	—	123.5	—	123.5	(0.3)	123.2
Other	—	—	—	—	—	—	—	0.8	—	—	0.8	—	0.8
Balance as of September 30, 2022	581	$19.4	155,448,209	$1.7	620,353	$—	$(538.5)	$4,201.9	$133.7	$(201.1)	$3,617.1	$(1.1)	$3,616.0

Balance as of July 1, 2021	775	$24.2	156,786,873	$1.6	—	$—	$(28.4)	$3,178.5	$(217.6)	$—	$2,958.3	$(0.5)	$2,957.8
Share-based compensation arrangements	—	—	17,318	—	—	—	—	8.5	—	—	8.5	—	8.5
Share issuance (Note 13)	43	3.0	198,103	—	—	—	—	15.8	—	—	18.8	—	18.8
Conversion of Preferred Stock (Note 13)	(43)	(1.4)	43,000	—	—	—	—	1.4	—	—	—	—	—
Net income	—	—	—	—	—	—	—	—	86.1	—	86.1	—	86.1
Other	—	—	—	—	—	—	—	0.2	—	—	0.2	—	0.2
Balance as of September 30, 2021	775	$25.8	157,045,294	$1.6	—	$—	$(28.4)	$3,204.4	$(131.5)	$—	$3,071.9	$(0.5)	$3,071.4
See accompanying notes to the unaudited Consolidated Financial Statements.

	Nine Months Ended September 30, 2022 and 2021
	Preferred Stock		Common Stock				Treasury Stock	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Total PENN Stockholders’ Equity	Non-Controlling Interest	Total Stockholders’ Equity
(in millions, except share data)	Shares	Amount	PENN Entertainment Shares	Amount	Exchangeable Shares	Amount
Balance as of January 1, 2022	775	$25.8	169,561,883	$1.7	653,059	$—	$(28.4)	$4,239.6	$(86.5)	$(54.4)	$4,097.8	$(0.7)	$4,097.1
Share-based compensation arrangements	—	—	281,759	—	—	—	—	45.1	—	—	45.1	—	45.1
Share repurchases (Note 13)	—	—	(14,690,394)	—	—	—	(510.1)	—	—	—	(510.1)	—	(510.1)
Preferred stock conversions (Note 13)	(194)	(6.4)	194,200	—	—	—	—	6.4	—	—	—	—	—
Common stock issuance (Note 13)	—	—	68,055	—	—	—	—	2.2	—	—	2.2	—	2.2
Exchangeable shares conversions (Note 13)	—	—	32,706	—	(32,706)	—	—	—	—	—	—	—	—
Currency translation adjustment	—	—	—	—	—	—	—	—	—	(146.7)	(146.7)	—	(146.7)
Cumulative-effect adjustment upon adoption of ASU 2020-06	—	—	—	—	—	—	—	(88.2)	18.9	—	(69.3)	—	(69.3)
Net income (loss)	—	—	—	—	—	—	—	—	201.3	—	201.3	(0.4)	200.9
Other	—	—	—	—	—	—	—	(3.2)	—	—	(3.2)	—	(3.2)
Balance as of September 30, 2022	581	$19.4	155,448,209	$1.7	620,353	$—	$(538.5)	$4,201.9	$133.7	$(201.1)	$3,617.1	$(1.1)	$3,616.0

Balance as of January 1, 2021	883	$23.1	155,700,834	$1.6	—	$—	$(28.4)	$3,167.2	$(507.3)	$—	$2,656.2	$(0.4)	$2,655.8
Share-based compensation arrangements	—	—	908,473	—	—	—	—	21.9	—	—	21.9	—	21.9
Share issuance (Note 13)	86	8.1	241,787	—	—	—	—	19.3	—	—	27.4	—	27.4
Preferred stock conversion (Note 13)	(194)	(5.4)	194,200	—	—	—	—	5.4	—	—	—	—	—
Net income (loss)	—	—	—	—	—	—	—	—	375.8	—	375.8	(0.1)	375.7
Other	—	—	—	—	—	—	—	(9.4)	—	—	(9.4)	—	(9.4)
Balance as of September 30, 2021	775	$25.8	157,045,294	$1.6	—	$—	$(28.4)	$3,204.4	$(131.5)	$—	$3,071.9	$(0.5)	$3,071.4
See accompanying notes to the unaudited Consolidated Financial Statements.

PENN ENTERTAINMENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the nine months ended September 30,
(in millions)	2022	2021
Operating activities
Net income	$200.9	$375.7
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	417.2	246.9
Amortization of debt discount and debt issuance costs	7.0	16.9
Noncash interest expense	20.0	12.1
Noncash operating lease expense	67.8	117.1
Gain on acquisition of Sam Houston	—	(29.9)
Holding loss (gain) on equity securities	66.4	(8.7)
Loss on sale or disposal of property and equipment	7.0	0.1
Gain on Hurricane Laura	(10.7)	—
Income from unconsolidated affiliates	(17.1)	(27.8)
Return on investment from unconsolidated affiliates	27.5	23.9
Deferred income taxes	(146.1)	19.4
Stock-based compensation	45.1	21.9
Impairment losses	104.6	—
Loss on early extinguishment of debt	10.4	—
Changes in operating assets and liabilities, net of businesses acquired
Accounts receivable	9.1	(57.3)
Prepaid expenses and other current assets	(24.5)	(21.8)
Other assets	10.7	(3.9)
Accounts payable	(12.6)	(1.2)
Accrued expenses	19.0	131.6
Income taxes	19.3	11.1
Operating lease liabilities	(63.6)	(97.6)
Other current and long-term liabilities	(10.0)	47.4
Other	12.6	3.1
Net cash provided by operating activities	760.0	779.0
Investing activities
Capital expenditures	(189.6)	(137.8)
Proceeds from sale of property and equipment	4.9	0.7
Hurricane Laura insurance proceeds	25.4	—
Consideration paid for acquisitions of businesses, net of cash acquired	—	(34.4)
Consideration paid for remaining interest of Sam Houston	—	(42.0)
Acquisition of equity securities	—	(26.0)
Consideration paid for a cost method investment	(15.0)	—
Consideration paid for gaming licenses and other intangible assets	(4.1)	(20.6)
Other	(1.6)	(9.4)
Net cash used in investing activities	(180.0)	(269.5)

	For the nine months ended September 30,
(in millions)	2022	2021
Financing activities
Proceeds from issuance of long-term debt, net of discounts	1,545.0	400.0
Repayments on credit facilities (Note 8)	(1,543.2)	—
Principal payments on long-term debt	(29.9)	(48.3)
Debt issuance costs	(18.2)	(7.5)
Proceeds from other long-term obligations	—	72.5
Payments of other long-term obligations	(9.2)	(8.6)
Principal payments on financing obligations	(47.5)	(26.8)
Principal payments on finance leases	(81.9)	(6.1)
Proceeds from exercise of options	3.1	8.8
Repurchase of common stock	(510.1)	—
Proceeds from insurance financing	—	26.6
Payments on insurance financing	—	(25.6)
Other	(13.3)	(9.8)
Net cash (used in) provided by financing activities	(705.2)	375.2
Effect of currency rate changes on cash, cash equivalents, and restricted cash	(2.0)	—
Change in cash, cash equivalents, and restricted cash	(127.2)	884.7
Cash, cash equivalents and restricted cash at the beginning of the year	1,880.1	1,870.4
Cash, cash equivalents and restricted cash at the end of the period	$1,752.9	$2,755.1

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$1,728.4	$2,729.3
Restricted cash included in Other current assets	23.3	24.6
Restricted cash included in Other assets	1.2	1.2
Total cash, cash equivalents and restricted cash	$1,752.9	$2,755.1

Supplemental disclosure:
Cash paid for interest, net of amounts capitalized	$535.2	$418.9
Cash payments related to income taxes, net	$46.3	$75.6

Non-cash activities:
Commencement of operating leases	$39.4	$31.6
Commencement of finance leases	$1,417.3	$102.9
Accrued capital expenditures	$28.7	$25.0
See accompanying notes to the unaudited Consolidated Financial Statements.

PENN ENTERTAINMENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1—Organization and Basis of Presentation
Organization: On August 4, 2022, Penn National Gaming, Inc. was renamed PENN Entertainment, Inc. PENN Entertainment, Inc., together with its subsidiaries (“PENN,” the “Company,” “we,” “our,” or “us”), is North America’s leading provider of integrated entertainment, sports content, and casino gaming experiences. PENN operates 43 properties in 20 states, online sports betting in 14 jurisdictions and iCasino in five jurisdictions, under a portfolio of well-recognized brands including Hollywood Casino®, L’Auberge®, Barstool Sportsbook®, and theScore Bet Sportsbook and Casino®. PENN’s highly differentiated strategy, which is focused on organic cross-sell opportunities, is reinforced by its investments in market-leading retail casinos, sports media assets, technology, including a state-of-the-art, fully integrated digital sports and online casino betting platform, and an in-house iCasino content studio. The Company’s portfolio is further bolstered by its industry-leading mychoice® customer loyalty program (the “mychoice program”), which offers our approximately 26 million members a unique set of rewards and experiences across business channels.
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

Segment Information: We have five reportable segments: Northeast, South, West, Midwest, and Interactive. Our gaming and racing properties are grouped by geographic location, and each is viewed as an operating segment with the exception of our two properties in Jackpot, Nevada, which are viewed as one operating segment. We consider our combined Video Gaming Terminal (“VGT”) operations, by state, to be separate operating segments. Interactive includes all of our iCasino and online sports betting operations, management of retail sports betting, media, and our proportionate share of earnings attributable to our equity method investment in Barstool Sports, Inc. (“Barstool”). See Note 16, “Segment Information,” for further information. For financial reporting purposes, we aggregate our operating segments into the following reportable segments:

	Location	Real Estate Assets Lease or Ownership Structure
Northeast segment
Ameristar East Chicago	East Chicago, Indiana	Pinnacle Master Lease
Hollywood Casino at Greektown	Detroit, Michigan	Greektown Lease
Hollywood Casino Bangor	Bangor, Maine	PENN Master Lease
Hollywood Casino at Charles Town Races	Charles Town, West Virginia	PENN Master Lease
Hollywood Casino Columbus	Columbus, Ohio	PENN Master Lease
Hollywood Casino Lawrenceburg	Lawrenceburg, Indiana	PENN Master Lease
Hollywood Casino Morgantown	Morgantown, Pennsylvania	Morgantown Lease
Hollywood Casino at PENN National Race Course	Grantville, Pennsylvania	PENN Master Lease
Hollywood Casino Perryville	Perryville, Maryland	Perryville Lease
Hollywood Casino Toledo	Toledo, Ohio	PENN Master Lease
Hollywood Casino York	York, Pennsylvania	Operating Lease (not with REIT Landlord)
Hollywood Gaming at Dayton Raceway	Dayton, Ohio	PENN Master Lease
Hollywood Gaming at Mahoning Valley Race Course	Youngstown, Ohio	PENN Master Lease
Marquee by PENN (1)	Pennsylvania	N/A
Hollywood Casino at The Meadows	Washington, Pennsylvania	Meadows Lease
Plainridge Park Casino	Plainville, Massachusetts	Pinnacle Master Lease

South segment
1st Jackpot Casino	Tunica, Mississippi	PENN Master Lease
Ameristar Vicksburg	Vicksburg, Mississippi	Pinnacle Master Lease
Boomtown Biloxi	Biloxi, Mississippi	PENN Master Lease
Boomtown Bossier City	Bossier City, Louisiana	Pinnacle Master Lease
Boomtown New Orleans	New Orleans, Louisiana	Pinnacle Master Lease
Hollywood Casino Gulf Coast	Bay St. Louis, Mississippi	PENN Master Lease
Hollywood Casino Tunica	Tunica, Mississippi	PENN Master Lease
L’Auberge Baton Rouge	Baton Rouge, Louisiana	Pinnacle Master Lease
L’Auberge Lake Charles	Lake Charles, Louisiana	Pinnacle Master Lease
Margaritaville Resort Casino	Bossier City, Louisiana	Margaritaville Lease

West segment
Ameristar Black Hawk	Black Hawk, Colorado	Pinnacle Master Lease
Cactus Petes and Horseshu	Jackpot, Nevada	Pinnacle Master Lease
M Resort Spa Casino	Henderson, Nevada	PENN Master Lease
Tropicana Las Vegas (2)	Las Vegas, Nevada	Tropicana Lease
Zia Park Casino	Hobbs, New Mexico	PENN Master Lease

Midwest segment
Ameristar Council Bluffs	Council Bluffs, Iowa	Pinnacle Master Lease
Argosy Casino Alton (3)	Alton, Illinois	PENN Master Lease
Argosy Casino Riverside	Riverside, Missouri	PENN Master Lease
Hollywood Casino Aurora	Aurora, Illinois	PENN Master Lease
Hollywood Casino Joliet	Joliet, Illinois	PENN Master Lease
Hollywood Casino at Kansas Speedway (4)	Kansas City, Kansas	Owned - JV
Hollywood Casino St. Louis	Maryland Heights, Missouri	PENN Master Lease
Prairie State Gaming (1)	Illinois	N/A
River City Casino	St. Louis, Missouri	Pinnacle Master Lease
(1)VGT route operations

(2)On September 26, 2022, PENN sold its equity interest in the Tropicana Las Vegas Hotel and Casino Inc. (“Tropicana”), which consisted of the gaming license to operate the property as described in Note 6, “Acquisitions and Dispositions”, and as a result of the sale, the Tropicana Lease (as defined in Note 9, “Leases”) was terminated.
(3)The riverboat is owned by us and not subject to the PENN Master Lease.
(4)Pursuant to a joint venture (“JV”) with NASCAR and includes the Company’s 50% investment in Kansas Entertainment, LLC (“Kansas Entertainment”), which owns Hollywood Casino at Kansas Speedway.
Revenue Recognition: Our revenue from contracts with customers consists primarily of gaming wagers, inclusive of sports betting and iCasino products, food and beverage transactions, retail transactions, hotel room sales, racing wagers, and third-party revenue sharing agreements. See Note 5, “Revenue Disaggregation,” for information on our revenue by type and geographic location.
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

	For the three months ended September 30,		For the nine months ended September 30,
(in millions)	2022	2021	2022	2021
Food and beverage	$54.0	$46.1	$156.8	$126.3
Hotel	37.6	35.7	106.4	92.8
Other	4.0	3.2	9.3	7.2
Total complimentaries associated with gaming contracts	$95.6	$85.0	$272.5	$226.3
Customer-related Liabilities
The Company has three general types of liabilities related to contracts with customers: (i) the obligation associated with its mychoice program (loyalty points and tier status benefits), (ii) advance payments on goods and services yet to be provided and for unpaid wagers, and (iii) deferred revenue associated with third-party sports betting operators for online sports betting and iCasino market access.
Our mychoice program allows members to earn loyalty points that are redeemable for slot play and complimentaries, such as food and beverage at our restaurants, lodging at our hotels, mychoice redemption mall, and products offered at our retail stores across the vast majority of our properties. In addition, members of the mychoice program earn credit toward tier status, which entitles them to receive certain other benefits, such as priority access, discounts, gifts, and free play. The obligation associated with our mychoice program, which is included in “Accrued expenses and other current liabilities” within our unaudited Consolidated Balance Sheets, was $35.8 million and $37.6 million as of September 30, 2022 and December 31, 2021, respectively, and consisted principally of the obligation associated with the loyalty points. Our loyalty point obligations are generally settled within six months of issuance. Changes between the opening and closing balances primarily relate to the timing of our customers’ election to redeem loyalty points as well as the timing of when our customers receive their earned tier status benefits.
The Company’s advance payments on goods and services yet to be provided and for unpaid wagers primarily consist of the following: (i) deposits on rooms and convention space, (ii) money deposited on behalf of a customer in advance of their property visit (referred to as “safekeeping” or “front money”), (iii) money deposited in an online wallet not yet wagered or wagered and not yet withdrawn, (iv) outstanding tickets generated by slot machine play or pari-mutuel wagering, (v) outstanding chip liabilities, (vi) unclaimed jackpots, and (vii) gift cards redeemable at our properties. Unpaid wagers generally represent obligations stemming from prior wagering events, of which revenue was previously recognized. The Company’s advance payments on goods and services yet to be provided and for unpaid wagers were $115.9 million and $112.0 million as of September 30, 2022 and December 31, 2021, respectively. Advance payments on goods and services yet to be provided and for unpaid wagers are included in “Accrued expenses and other current liabilities” within our unaudited Consolidated Balance Sheets.
PENN Interactive Ventures, LLC (“PENN Interactive”) enters into multi-year agreements with sports betting operators for online sports betting and iCasino market access across our portfolio of properties. Deferred revenue associated with third-party sports betting operators for online sports betting and iCasino market access, which is included in “Other long-term liabilities”

within our unaudited Consolidated Balance Sheets was $55.0 million and $52.2 million as of September 30, 2022 and December 31, 2021, respectively.
Advertising: The Company expenses advertising costs the first time the advertising takes place or as incurred. Advertising expenses, which generally relate to media placement costs and are primarily included in “Gaming” expenses within the unaudited Consolidated Statements of Operations, were $27.1 million, and $69.7 million for the three and nine months ended September 30, 2022, respectively, as compared to $26.4 million and $58.8 million for the three and nine months ended September 30, 2021, respectively.
Gaming and Pari-mutuel Taxes: We are subject to gaming and pari-mutuel taxes based on gross gaming revenue and pari-mutuel revenue in the jurisdictions in which we operate, as well as taxes on revenues derived from arrangements which allow for third-party partners to operate online casinos and online sportsbooks under our gaming licenses. The Company primarily recognizes gaming and pari-mutuel tax expense based on the statutorily required percentage of revenue that is required to be paid to state and local jurisdictions in the states where or in which the wagering occurs. Also, included in gaming and pari-mutuel taxes are costs to support the operations of local regulatory authorities which some states require us to pay. Gaming and pari-mutuel taxes are recorded in “Gaming” expense or “Food, beverage, hotel, and other” expenses within the unaudited Consolidated Statements of Operations, and were $540.3 million and $1.6 billion for the three and nine months ended September 30, 2022, respectively, as compared to $505.8 million and $1.4 billion for the three and nine months ended September 30, 2021, respectively.
Foreign Currency Translation: The functional currency of the Company’s foreign subsidiaries is the local currency in which the subsidiary operates. Balance sheet accounts are translated at the exchange rate in effect at each balance sheet date. Translation adjustments resulting from this process are recorded to other comprehensive income or loss. Revenues and expenses are translated at the average exchange rates during the year. Gains or losses resulting from foreign currency transactions are included in “Other” within our unaudited Consolidated Statements of Operations.
Comprehensive Income and Accumulated Other Comprehensive Loss: Comprehensive income includes net income and all other non-stockholder changes in equity, or other comprehensive income. The balance of accumulated other comprehensive loss consists solely of foreign currency translation adjustments.
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
Note 3—New Accounting Pronouncements
In June 2022, the FASB issued ASU 2022-03, “Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions” (“ASU 2020-03”). ASU 2020-03 clarifies the guidance on the fair value measurement of an equity security that is subject to a contractual sale restriction and requires specific disclosures related to such an equity security. Specifically, ASU 2022-03 clarifies that a “contractual sale restriction prohibiting the sale of an equity security is a characteristic of the reporting entity holding the equity security” and is not included in the equity security’s unit of account. Accordingly, the Company is no longer permitted to apply a discount related to the contractual sale restriction, or lack of marketability, when measuring the equity security’s fair value. In addition, ASU 2020-03 prohibits an entity from recognizing a contractual sale restriction as a separate unit of account. ASU 2020-03 will be effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the impact of the adoption of ASU 2020-03 on our Consolidated Financial Statements.
In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting” (“ASU 2020-04”). ASU 2020-04 provides an optional expedient and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. In response to the concerns about structural risks of interbank offered rates and, particularly, the risk of cessation of the London Interbank Offered Rate (referred to as “LIBOR”), regulators in several jurisdictions around the world have undertaken reference rate reform initiatives to identify alternative reference rates that are more observable or transaction-based and less susceptible to manipulation. ASU 2020-04 also provides companies with optional guidance to ease the potential accounting burden associated with transitioning away from reference rates that are expected to be discontinued. The interest rates associated with the Company’s previous borrowings under its Senior Secured Credit Facilities (as defined in Note 8, “Long-term Debt”) were tied to LIBOR. Subsequent to the amendment of the Senior Secured Credit Facilities on May 3, 2022, the Company’s borrowings are tied to SOFR (see Note 8, “Long-term Debt”), upon which the Company adopted ASU 2020-04. The adoption of ASU 2020-04 did not have an impact on our unaudited Consolidated Financial Statements.
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
The new guidance also requires the use of the if-converted method when calculating diluted EPS for convertible instruments and the treasury stock method should no longer be used. Under the new guidance, convertible instruments that may be settled in cash or shares (e.g., the Company’s Convertible Notes) are to be included in the calculation of diluted EPS if the effect is more dilutive, with no option for rebutting the presumption of share settlement based on stated policy or past experience. Each of these requirements are consistent with the Company’s previous method for calculating diluted EPS.
The Company adopted ASU 2020-06 effective January 1, 2022, using the modified retrospective approach. Adoption of ASU 2020-06 resulted in reclassification of the $88.2 million cash conversion feature related to the Company’s Convertible Notes, from stockholders’ equity to liabilities. As a result of the adoption, the Company recognized as a cumulative effect adjustment an increase to the January 1, 2022 opening balance of retained earnings of $18.9 million, net of taxes.
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

As of December 31, 2021, the receivable was $28.7 million. During the three and nine months ended September 30, 2022, we received additional insurance claim proceeds totaling $1.9 million and $39.4 million, respectively, resulting in a gain of $1.9 million and $10.7 million, respectively, which is included in “General and administrative” within our unaudited Consolidated Statements of Operations.
As of November 3, 2022, the insurance claim remains open, and we expect to receive additional future proceeds.
We will record proceeds in excess of the recognized losses and lost profits under our business interruption insurance as a gain contingency in accordance with ASC 450, “Contingencies,” which we expect to recognize at the time of final settlement or when nonrefundable cash advances are made in a period subsequent to September 30, 2022.
The following table summarizes the cumulative financial impact of Hurricane Laura related matters:

(in millions)	September 30, 2022	December 31, 2021
Insurance proceeds received through the end of the period	$86.9	$47.5
Deductible	$15.0	$15.0
Coinsurance	$2.5	$2.5
Clean-up, restoration, and other costs	$52.8	$52.8
Fixed asset write-off	$23.2	$23.2
Inventory write-off	$0.2	$0.2
Insurance receivable	$—	$28.7
Note 5—Revenue Disaggregation
Our revenues are generated principally by providing the following types of services: (i) gaming, including iCasino, retail and online sports betting; (ii) food and beverage; (iii) hotel; and (iv) other. Other revenues are principally comprised of ancillary gaming-related activities, such as commissions received on ATM transactions, racing, PENN Interactive’s social gaming, and revenue from third-party sports betting operators and the related gross-up for taxes. Our revenue is disaggregated by type of revenue and geographic location of the related properties, which is consistent with our reportable segments, as follows:

	For the three months ended September 30, 2022
(in millions)	Northeast	South	West	Midwest	Interactive (1)	Other	Intersegment Eliminations (2)	Total
Revenues:
Gaming	$616.8	$260.0	$102.8	$268.7	$69.2	$—	$—	$1,317.5
Food and beverage	32.6	32.8	21.7	13.7	—	0.5	—	101.3
Hotel	13.0	26.4	25.7	9.1	—	—	—	74.2
Other	23.0	10.6	6.3	6.9	89.5	3.7	(8.0)	132.0
Total revenues	$685.4	$329.8	$156.5	$298.4	$158.7	$4.2	$(8.0)	$1,625.0

	For the three months ended September 30, 2021
(in millions)	Northeast	South	West	Midwest	Interactive (1)	Other	Intersegment Eliminations (2)	Total
Revenues:
Gaming	$616.2	$253.0	$96.7	$259.3	$31.0	$—	$—	$1,256.2
Food and beverage	28.0	28.7	19.5	11.0	—	0.4	—	87.6
Hotel	8.2	26.8	23.9	8.8	—	—	—	67.7
Other	20.0	9.7	5.6	6.6	62.0	3.1	(6.7)	100.3
Total revenues	$672.4	$318.2	$145.7	$285.7	$93.0	$3.5	$(6.7)	$1,511.8

	For the nine months ended September 30, 2022
(in millions)	Northeast	South	West	Midwest	Interactive (1)	Other	Intersegment Eliminations (2)	Total
Revenues:
Gaming	$1,837.3	$807.6	$295.8	$792.2	$201.4	$—	$—	$3,934.3
Food and beverage	96.0	96.8	62.6	39.4	—	3.0	—	297.8
Hotel	31.4	74.4	74.4	25.8	—	—	—	206.0
Other	64.1	31.0	18.4	20.2	253.7	14.4	(23.8)	378.0
Total revenues	$2,028.8	$1,009.8	$451.2	$877.6	$455.1	$17.4	$(23.8)	$4,816.1

	For the nine months ended September 30, 2021
(in millions)	Northeast	South	West	Midwest	Interactive (1)	Other	Intersegment Eliminations (2)	Total
Revenues:
Gaming	$1,745.7	$802.8	$262.5	$748.3	$84.4	$—	$—	$3,643.7
Food and beverage	73.0	81.2	49.6	27.7	—	0.7	—	232.2
Hotel	20.7	70.5	56.3	21.7	—	—	—	169.2
Other	56.4	27.8	14.3	17.5	190.9	6.1	(25.6)	287.4
Total revenues	$1,895.8	$982.3	$382.7	$815.2	$275.3	$6.8	$(25.6)	$4,332.5
(1)    Other revenues within the Interactive segment are inclusive of gaming tax reimbursement amounts charged to third-party partners for online sports betting and iCasino market access of $63.0 million and $168.7 million for the three and nine months ended September 30, 2022, respectively, as compared to $44.0 million and $129.5 million for the three and nine months ended September 30, 2021, respectively.
(2)    Primarily represents the elimination of intersegment revenues associated with our internally-branded retail sportsbooks, which are operated by PENN Interactive.

Note 6—Acquisitions and Dispositions
Tropicana Las Vegas
On January 11, 2022, PENN entered into a definitive purchase agreement to sell its outstanding equity interest in Tropicana, which has the gaming license and operates the Tropicana, to Bally’s Corporation (“Bally’s”). The transaction closed on September 26, 2022.
Score Media and Gaming Inc.
On October 19, 2021, we acquired 100% of Score Media and Gaming, Inc. (“theScore”) for a purchase price of approximately $2.1 billion. The acquisition provides us with the technology, resources and audience reach to accelerate our media and sports betting strategy across North America. Under the terms of the agreement, 1317774 B.C. Ltd. (the “Purchaser”), an indirectly wholly owned subsidiary of PENN, acquired each of the issued and outstanding theScore shares (other than those held by PENN and its subsidiaries) for US$17.00 per share in cash consideration, totaling $922.8 million, and either 0.2398 of a share of common stock, par value $0.01 of PENN Common Stock or, if validly elected, 0.2398 of an exchangeable share in the capital of the Purchaser (each whole share, an “Exchangeable Share”), totaling 12,319,340 shares of PENN Common Stock and 697,539 Exchangeable Shares for approximately $1.0 billion. Each Exchangeable Share will be exchangeable into one share of PENN Common Stock at the option of the holder, subject to certain adjustments. In addition, Purchaser may redeem all outstanding Exchangeable Shares in exchange for shares of PENN Common Stock at any time following the fifth anniversary of the closing, or earlier under certain circumstances. See Note 13, “Stockholders’ Equity and Stock-Based Compensation” for further information.
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

The following table reflects the allocation of the purchase price to the tangible and identifiable intangible assets acquired and liabilities assumed, with the excess recorded as goodwill. During the three months ended September 30, 2022, we made the following purchase price measurement period adjustment:

(in millions)	Estimated fair value, as previously reported.(1)	Measurement period adjustments	Final fair value
Cash and cash equivalents	$160.3	$—	$160.3
Other current assets	22.8	—	22.8
ROU assets	2.6	—	2.6
Property and equipment	1.8	—	1.8
Goodwill	1,690.2	1.5	1,691.7
Other intangible assets
Gaming technology	160.0	—	160.0
Media technology	57.0	—	57.0
Tradename	100.0	—	100.0
Advertising relationships	11.0	—	11.0
Customer relationships	8.0	—	8.0
Re-acquired right	2.6	—	2.6
Other long-term assets	5.2	—	5.2
Total assets	$2,221.5	$1.5	$2,223.0

Accounts payable, accrued expenses and other current liabilities	$67.9	$1.5	$69.4
Deferred tax liabilities	69.2	—	69.2
Other non-current liabilities	1.7	—	1.7
Total liabilities	138.8	1.5	140.3
Net assets acquired	$2,082.7	$—	$2,082.7
(1)Amounts were initially reported within the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on February 28, 2022.
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

Unaudited Pro Forma Financial Information
The following table includes unaudited pro forma consolidated financial information assuming our acquisition of Hitpoint Inc. and Lucky Point Inc. (collectively “Hitpoint”), Hollywood Casino Perryville (“Perryville”), Sam Houston Race Park and Valley Race Park (collectively “Sam Houston”), and theScore had occurred as of January 1, 2021. We acquired Hitpoint on May 11, 2021, Perryville on July 1, 2021, Sam Houston on August 1, 2021, and theScore on October 19, 2021. The pro forma amounts include the historical operating results of PENN and Hitpoint, Perryville, Sam Houston and theScore prior to our acquisitions. The pro forma financial information does not necessarily represent the results that may occur in the future. For the three and nine months ended September 30, 2021, pro forma adjustments directly attributable to the acquisitions include acquisition and transaction related costs of $15.8 million and $19.5 million, respectively, incurred by both PENN and the respective acquirees. For the three and nine months ended September 30, 2021, pro forma adjustments directly attributable to the acquisitions also include gains of $18.5 million and $53.4 million, respectively, related to our purchase of the remaining 50% of Sam Houston and a net unrealized gain on the equity security investment in theScore.

	For the three months ended September 30,	For the nine months ended September 30,
(in millions)	2021
Revenues	$1,517.5	$4,404.3
Net income	$60.9	$288.6
Note 7—Goodwill and Other Intangible Assets
A reconciliation of goodwill and accumulated goodwill impairment losses, by reportable segment, is as follows:

(in millions)	Northeast	South	West	Midwest	Interactive	Other	Total
Balance as of December 31, 2021
Goodwill, gross	$923.5	$236.6	$216.8	$1,116.7	$1,724.0	$87.7	$4,305.3
Accumulated goodwill impairment losses	(761.4)	(61.0)	(16.6)	(556.1)	—	(87.7)	(1,482.8)
Goodwill, net	$162.1	$175.6	$200.2	$560.6	$1,724.0	$—	$2,822.5

Effect of foreign currency exchange rates	—	—	—	—	(124.8)	—	(124.8)
Impairment losses during year	(37.4)	—	—	—	—	—	(37.4)
Other (1)	—	—	—	—	1.5	—	1.5
Balance as of September 30, 2022
Goodwill, gross	$923.5	$236.6	$216.8	$1,116.7	$1,600.7	$87.7	$4,182.0
Accumulated goodwill impairment losses	(798.8)	(61.0)	(16.6)	(556.1)	—	(87.7)	(1,520.2)
Goodwill, net	$124.7	$175.6	$200.2	$560.6	$1,600.7	$—	$2,661.8
(1)Amount relates to theScore purchase price measurement period adjustment. See Note 6, “Acquisitions and Dispositions”.
2022 Interim Assessment for Impairment
During the third quarter of 2022, we identified an indicator of impairment on goodwill and other intangible assets at the Hollywood Casino at Greektown reporting unit due to the majority of the hotel being out of service as a result of a longer than anticipated hotel room renovation related to water damage. As a result, we revised the cash flow projections for the reporting unit to be reflective of current operating results and the related economic environment. As a result of the interim assessment for impairment, during the third quarter of 2022, we recognized impairment charges on our goodwill and gaming licenses of $37.4 million and $65.4 million, respectively. The estimated fair value of the reporting unit was determined through a combination of a discounted cash flow model and a market-based approach, which utilized Level 3 inputs. The estimated fair value of the gaming license was determined by using a discounted cash flow model, which utilized Level 3 inputs. There were no other impairment charges recorded to goodwill and other intangible assets during the three and nine months ended September 30, 2022 and 2021.

The goodwill and gaming license impairment charges of $37.4 million and $65.4 million, respectively, pertained to our Northeast segment.
The table below presents the gross carrying amount, accumulated amortization, and net carrying amount of each major class of other intangible assets:

	September 30, 2022			December 31, 2021
(in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Indefinite-lived intangible assets
Gaming licenses	$1,220.0	$—	$1,220.0	$1,285.4	$—	$1,285.4
Trademarks	330.5	—	330.5	338.2	—	338.2
Other	0.7	—	0.7	0.7	—	0.7
Amortizing intangible assets
Customer relationships	114.2	(100.3)	13.9	114.9	(91.4)	23.5
Technology	241.6	(68.9)	172.7	252.7	(40.5)	212.2
Other	26.6	(9.8)	16.8	19.4	(6.8)	12.6
Total other intangible assets	$1,933.6	$(179.0)	$1,754.6	$2,011.3	$(138.7)	$1,872.6

Amortization expense related to our amortizing intangible assets was $14.3 million and $44.2 million for the three and nine months ended September 30, 2022, respectively, as compared to $2.0 million and $6.7 million for the three and nine months ended September 30, 2021, respectively. The following table presents the estimated amortization expense based on our amortizing intangible assets as of September 30, 2022 (in millions):

Years ending December 31,
2022 (excluding the nine months ended September 30, 2022)	$13.2
2023	48.3
2024	44.4
2025	29.4
2026	22.9
Thereafter	45.2
Total	$203.4

Note 8—Long-term Debt
The table below presents long-term debt, net of current maturities, debt discounts and issuance costs:

(in millions)	September 30, 2022	December 31, 2021
Senior Secured Credit Facilities:
Amended Revolving Credit Facility due 2027	$—	$—
Amended Term Loan A Facility due 2027	543.1	—
Amended Term Loan B Facility due 2029	997.5	—
Term Loan A Facility due 2023	—	583.8
Term Loan B-1 Facility due 2025	—	979.9
5.625% Notes due 2027	400.0	400.0
4.125% Notes due 2029	400.0	400.0
2.75% Convertible Notes due 2026	330.5	330.5
Other long-term obligations	157.2	146.3
	2,828.3	2,840.5
Less: Current maturities of long-term debt	(55.8)	(99.5)
Less: Debt discounts	(4.7)	(73.1)
Less: Debt issuance costs	(37.6)	(30.6)
	$2,730.2	$2,637.3
The following is a schedule of future minimum repayments of long-term debt as of September 30, 2022 (in millions):

Years ending December 31:
2022 (excluding the nine months ended September 30, 2022)	$18.1
2023	56.2
2024	47.6
2025	38.2
2026	479.2
Thereafter	2,189.0
Total minimum payments	$2,828.3
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
In connection with the repayment of the previous Senior Secured Credit Facilities, the Company recorded $1.3 million in refinancing costs and a $10.4 million loss on the early extinguishment of debt for the nine months ended September 30, 2022 which is included in “Other” within our unaudited Consolidated Statements of Operations. In addition, we recorded $5.0 million of original issue discount related to the Amended Term Loan B Facility which will be amortized to interest expense over the life of the Amended Term Loan B Facility.
As of September 30, 2022, the Company had conditional obligations under letters of credit issued pursuant to the Amended Credit Facilities with face amounts aggregating to $22.7 million resulting in $977.3 million of available borrowing capacity under the Amended Revolving Credit Facility.
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
The Convertible Notes are convertible into shares of the Company’s common stock at an initial conversion price of $23.40 per share, or 42.7350 shares, per $1,000 principal amount of notes, subject to adjustment if certain corporate events occur. However, in no event will the conversion exceed 55.5555 shares of common stock per $1,000 principal amount of notes. As of September 30, 2022, the maximum number of shares that could be issued to satisfy the conversion feature of the Convertible Notes is 18,360,815 and the amount by which the Convertible Notes if-converted value exceeded its principal amount was $174.6 million.
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
As of September 30, 2022 and December 31, 2021, no Convertible Notes have been converted into the Company’s common stock.
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
The Convertible Notes consisted of the following components:

(in millions)	September 30, 2022	December 31, 2021
Liability component:
Principal	$330.5	$330.5
Unamortized debt discount	—	(71.7)
Unamortized debt issuance costs	(6.6)	(5.3)
Net carrying amount	$323.9	$253.5

Carrying amount of equity component	$—	$88.2
Interest expense, net
The table below presents interest expense, net:

	For the three months ended September 30,		For the nine months ended September 30,
(in millions)	2022	2021	2022	2021
Interest expense	$199.1	$146.1	$556.0	$421.8
Interest income	(5.2)	(0.3)	(7.0)	(0.7)
Capitalized interest	(0.6)	(0.9)	(1.3)	(2.5)
Interest expense, net	$193.3	$144.9	$547.7	$418.6

The table below presents interest expense related to the Convertible Notes:

	For the three months ended September 30,		For the nine months ended September 30,
(in millions)	2022	2021	2022	2021
Coupon interest	$2.3	$2.3	$6.8	$6.8
Amortization of debt discount	—	3.2	—	9.4
Amortization of debt issuance costs	0.5	0.2	1.3	0.7
Convertible Notes interest expense	$2.8	$5.7	$8.1	$16.9
Subsequent to the adoption of ASU 2020-06, the debt issuance costs attributable to the liability component continues to be amortized to interest expense over the term of the Convertible Notes at an effective interest rate of 3.329%. The remaining term of the Convertible Notes was 3.6 years as of September 30, 2022.
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
As of September 30, 2022, the Company was in compliance with all required financial covenants. The Company believes that it will remain in compliance with all of its required financial covenants for at least the next twelve months following the date of filing this Quarterly Report on Form 10-Q with the SEC.
Other Long-Term Obligations
Other Long-term Obligation
In February 2021, we entered into a financing arrangement providing the Company with upfront cash proceeds while permitting us to participate in future proceeds on certain claims. The financing obligation has been classified as a non-current liability, which is expected to be settled in a future period of which the principal is contingent and predicated on other events. Consistent with an obligor’s accounting under a debt instrument, period interest will be accreted using an effective interest rate of 27.0% and until such time that the claims and related obligation is settled. The amount included in interest expense related to this obligation was $7.1 million and $20.0 million for the three and nine months ended September 30, 2022, respectively, as compared to $6.9 million and $12.1 million for the three and nine months ended September 30, 2021, respectively.
Ohio Relocation Fees
Other long-term obligations included $36.1 million and $44.5 million as of September 30, 2022 and December 31, 2021, respectively, related to the relocation fees for Hollywood Gaming at Dayton Raceway (“Dayton”) and Hollywood Gaming at Mahoning Valley Race Course (“Mahoning Valley”), which opened in August 2014 and September 2014, respectively. The relocation fee for each facility is payable as follows: $7.5 million upon the opening of the facilities and eighteen semi-annual payments of $4.8 million beginning one year after the commencement of operations. This obligation is accreted to interest expense at an effective yield of 5.0%.
Event Center
As of September 30, 2022 and December 31, 2021, other long-term obligations included $10.7 million and $11.4 million, respectively, related to the repayment obligation of a hotel and event center located less than a mile away from Hollywood Casino Lawrenceburg, which was constructed by the City of Lawrenceburg Department of Redevelopment. Effective in January 2015, by contractual agreement, we assumed a repayment obligation for the hotel and event center in the amount of $15.3 million, which was financed through a loan with the City of Lawrenceburg Department of Redevelopment, in exchange for conveyance of the property. Beginning in January 2016, the Company was obligated to make annual payments on the loan of $1.0 million for 20 years. This obligation is accreted to interest expense at its effective yield of 3.0%.

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
As a result of the annual escalator effective November 1, 2022, for the lease year ended October 31, 2022, the fixed component of rent increased by $5.7 million. The next PENN Percentage Rent reset is scheduled to occur on November 1, 2023.
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
Subsequent to quarter end, on October 9, 2022, the Company entered into a binding term sheet (the “Term Sheet”) with GLPI. Pursuant to the Term Sheet, the Company and GLPI agreed to amend the PENN Master Lease to (i) remove the land and buildings for Hollywood Casino Aurora (“Aurora”), Hollywood Casino Joliet (“Joliet”), Columbus, Toledo and the M Resort Spa Casino (“M Resort”) and (ii) make associated adjustments to the rent under the PENN Master Lease, after which the initial Rent in the PENN Master Lease will be $284.1 million, consisting of $208.2 million of Building Base Rent, $43.0 million of Land Base Rent and $32.9 million of Percentage Rent (as such terms are defined in the PENN Master Lease).
We preliminarily concluded the pending amendment that will result from the Term Sheet (expected to be effective on January 1, 2023), constitutes a modification event under ASC 842 and are currently reassessing, remeasuring, and quantifying the impact of the modification to the Consolidated Financial Statements, which will be material. The modification event is expected to result in (i) a non-cash debt extinguishment charge recorded to our Consolidated Statements of Operations and corresponding change in our financing obligations on our Consolidated Balance Sheets; and (ii) a revaluation of our lease ROU assets and corresponding lease liabilities on our Consolidated Balance Sheets.
New Lease
Subsequent to quarter end, as part of the Term Sheet and concurrent with the PENN Master Lease amendment described above, the Company and GLPI agreed to enter into a new master lease (the “New Lease”), expected to be effective January 1, 2023, specific to the property associated with Aurora, Joliet, Columbus, Toledo, M Resort, Hollywood Casino at The Meadows (“Meadows”), and Perryville. The New Lease will be cross-defaulted, cross-collateralized and coterminous with the PENN Master Lease, and subject to a parent guarantee.
The New Lease will include a base rent (the “New Lease Base Rent”) equal to $232.2 million and additional rent (together with the New Lease Base Rent, the “New Lease Rent”) equal to (i) 7.75% of any project funding received by PENN from GLPI for an anticipated relocation of PENN’s riverboat casino and related developments with respect to Aurora (the “Aurora Project”) and (ii) a percentage, based on then-current market conditions, of any project funding received by PENN from GLPI for certain anticipated development projects with respect to Joliet, Columbus and M Resort (the “Other Development Projects”). GLPI will fund up to $225 million for the Aurora Project, and GLPI has committed to fund, upon PENN’s request, up to $350 million in the aggregate for the Other Development Projects, in accordance with certain terms and conditions set forth in the Term Sheet. The New Lease Rent will be subject to a one-time increase of $1.4 million, effective the fifth anniversary of the effective date. The New Lease Rent will be further subject to a fixed escalator of 1.5% on November 1, 2023 and annually thereafter. PENN may elect not to proceed with or to abandon any development project, provided that GLPI will be reimbursed for any out-of-pocket costs associated with an abandoned project. The Aurora Project and the Other Development projects are all subject to necessary regulatory and other government approvals.
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

Morgantown Lease
On October 1, 2020, the Company entered into a triple net lease with a subsidiary of GLPI for the land underlying our development project in Morgantown, Pennsylvania (“Morgantown Lease”) in exchange for $30.0 million in rent credits which were utilized to pay rent under the Master Leases, Meadows Lease, and the Morgantown Lease.
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
Perryville Lease
In conjunction with the acquisition of the operations of Perryville on July 1, 2021, the Company entered into a triple net lease with GLPI for the real estate assets associated with the property (“Perryville Lease”) for initial annual rent of $7.8 million per year subject to escalation.
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
Subsequent to quarter end, as part of the Term Sheet and in conjunction with entering into the New Lease as described above, the Company agreed with GLPI that the Perryville Lease will be terminated effective on the expected date of January 1, 2023.
Operating Leases
In addition to any operating lease components contained within the Master Leases, the Company’s operating leases consist mainly of (i) individual triple net leases with GLPI for the real estate assets used in the operations of Tropicana (the “Tropicana Lease” which was terminated on September 26, 2022) and Hollywood Casino at The Meadows (the “Meadows Lease”), (ii) individual triple net leases with VICI Properties Inc. (NYSE: VICI) (“VICI”) for the real estate assets used in the operations of Margaritaville Resort Casino (the “Margaritaville Lease”) and Hollywood Casino at Greektown (the “Greektown Lease” and collectively with the Master Leases’ operating lease components, the Meadows Lease, the Margaritaville Lease and the Tropicana Lease, the “Triple Net Operating Leases”), (iii) ground and levee leases to landlords which were not assumed by our REIT Landlords and remain an obligation of the Company, and (iv) building and equipment not subject to the Master Leases. Certain of our lease agreements include rental payments based on a percentage of sales over specified contractual amounts, rental payments adjusted periodically for inflation, and rental payments based on usage. The Company’s leases include options to extend the lease terms. The Company’s operating lease agreements do not contain any material residual value guarantees or material restrictive covenants.
Subsequent to quarter end, as part of the Term Sheet and in conjunction with entering into the New Lease as described above, the Company agreed with GLPI that the Meadows Lease will be terminated effective on the expected date of January 1, 2023.
On January 14, 2022, the second amendment to the Meadows Lease between the Company and GLPI became effective. The second amendment restates the definition of “Net Revenue” to clarify the inclusion of online-based revenues derived when a patron is physically present at the facility. This amendment did not result in a modification event under ASC 842.
On February 1, 2022, the Margaritaville Lease annual escalator test resulted in an annual rent increase of $0.4 million, and the recognition of an additional operating lease ROU asset and corresponding lease liability of $2.9 million. We did not incur an annual escalator for the lease year ended January 31, 2021. The next annual escalator and Margaritaville Percentage Rent reset are scheduled to occur on February 1, 2023.
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

The following is a maturity analysis of our operating leases, finance leases and financing obligations as of September 30, 2022:

(in millions)	Operating Leases	Finance Leases	Financing Obligations
Year ended December 31,
2022 (excluding the nine months ended September 30, 2022)	$31.9	$94.6	$93.2
2023	125.3	375.2	369.8
2024	119.8	351.4	355.3
2025	116.6	346.9	355.4
2026	112.1	347.0	355.4
Thereafter	1,339.9	7,874.0	8,285.6
Total lease payments	1,845.6	9,389.1	9,814.7
Less: Imputed interest	(798.4)	(4,355.2)	(5,765.0)
Present value of future lease payments	1,047.2	5,033.9	4,049.7
Less: Current portion of lease obligations	(71.7)	(117.0)	(65.0)
Long-term portion of lease obligations	$975.5	$4,916.9	$3,984.7
Total payments made under the Triple Net Leases were as follows:

	For the three months ended September 30,		For the nine months ended September 30,
(in millions)	2022	2021	2022	2021
PENN Master Lease	$120.2	$118.4	$360.0	$357.1
Pinnacle Master Lease	84.2	82.4	250.1	245.8
Perryville Lease	1.9	1.9	5.8	1.9
Meadows Lease	6.2	6.2	18.6	18.6
Margaritaville Lease	5.9	5.9	17.8	17.6
Greektown Lease	12.8	12.9	38.5	40.3
Morgantown Lease	0.8	0.8	2.3	2.3
Total (1)	$232.0	$228.5	$693.1	$683.6
(1)Rent payable under the Tropicana Lease was nominal prior to termination on September 26, 2022. Therefore, it has been excluded from the table above.

The components of lease expense were as follows:

	Location on unaudited Consolidated Statements of Operations	For the three months ended September 30,		For the nine months ended September 30,
(in millions)		2022	2021	2022	2021
Operating Lease Costs
Rent expense associated with triple net operating leases (1)	General and administrative	$31.5	$116.0	$119.6	$342.9
Operating lease cost (2)	Primarily General and administrative	4.9	4.1	14.8	11.9
Short-term lease cost	Primarily Gaming expense	19.7	17.0	56.3	45.8
Variable lease cost (2)	Primarily Gaming expense	1.0	1.3	3.3	3.4
Total		$57.1	$138.4	$194.0	$404.0

Finance Lease Costs
Interest on lease liabilities (3)	Interest expense, net	$72.0	$4.7	$187.2	$12.1
Amortization of ROU assets (3)	Depreciation and amortization	50.1	3.3	131.0	7.3
Total		$122.1	$8.0	$318.2	$19.4

Financing Obligation Costs
Interest on financing obligations (4)	Interest expense, net	$86.2	$104.5	$261.0	$312.4
(1)Pertains to the operating lease components contained within the Master Leases, inclusive of the variable expense associated with Columbus and Toledo for the operating lease components, the Meadows Lease, the Margaritaville Lease, the Greektown Lease, and the Tropicana Lease. The Tropicana Lease was terminated on September 26, 2022.
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
(3)Pertains to the finance lease components contained within the Master Leases, and the Perryville Lease which results in interest expense and amortization expense (as opposed to rent expense).
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
Note 10—Investments in and Advances to Unconsolidated Affiliates
As of September 30, 2022, investments in and advances to unconsolidated affiliates primarily consisted of the Company’s 36% interest in Barstool; its 50% investment in Kansas Entertainment, the joint venture with NASCAR that owns Hollywood Casino at Kansas Speedway; and its 50% interest in Freehold Raceway.
Investment in Barstool
As previously disclosed, in February 2020, we closed on our investment in Barstool pursuant to a stock purchase agreement with Barstool and certain stockholders of Barstool, in which we purchased 36% (inclusive of 1% on a delayed basis) of the common stock, par value $0.0001 per share, of Barstool for a purchase price of $161.2 million. The purchase price consisted of $135.0 million in cash and $23.1 million in shares of a new class of non-voting convertible preferred stock of the Company (as discussed below).
On October 1, 2021, the terms of the February 2020 stock purchase agreement were amended and restated (“Amended and Restated Stockholders’ Agreement”) to (i) set a definitive purchase price of $325.0 million on the second 50% of Barstool common stock, which eliminates the floor of 2.25 times the annual revenue of Barstool and (ii) fix a number of PENN common shares to be delivered to existing February 2020 employee holders of Barstool common stock, to the extent PENN’s stock price exceeds a specified value defined in the Amended and Restated Stockholders’ Agreement and PENN elects to settle using a combination of cash and equity.

On July 7, 2022, we entered into the first amendment to the Amended and Restated Stockholders’ Agreement (“First Amendment”). The First Amendment updated the share price specified value used to calculate the fixed number of PENN common shares to be delivered to existing February 2020 employee holders of Barstool common stock, to the extent PENN’s stock price exceeds the updated specified value and PENN elects to settle using a combination of cash and equity.
On August 17, 2022, the Company exercised its call rights to bring its ownership of Barstool to 100%. The acquisition of the remaining Barstool shares is expected to be completed in February 2023, after which Barstool will be a wholly-owned subsidiary of PENN. Completion of the acquisition at that time is subject to the satisfaction of certain conditions, including regulatory approval.
In conjunction with the February 20, 2020 stock purchase agreement, the Company issued 883 shares of Series D Preferred Stock, par value $0.01 (the “Series D Preferred Stock”) to certain individual stockholders affiliated with Barstool. 1/1,000th of a share of Series D Preferred Stock is convertible into one share of PENN Common Stock. As of September 30, 2022, 51 shares of the Series D Preferred Stock can be converted into PENN Common Stock.
During the three months ended June 30, 2022 and the year ended December 31, 2021, the Company acquired an additional 0.3%, and 0.6% of Barstool common stock, par value $0.0001 per share, respectively, which represents a partial settlement of the 1% purchase on a delayed basis as noted above. The acquisitions of the acquired Barstool common stock that occurred during the three months ended June 30, 2022 and the year ended December 31, 2021, were settled through a predetermined number of PENN Common Stock and Series D Preferred Stock, respectively, as contained within the Amended and Restated Stockholders’ Agreement (see Note 13, “Stockholders’ Equity and Stock-Based Compensation,” for further information).
As a part of the stock purchase agreement, we entered into a commercial agreement that provides us with access to Barstool’s customer list and exclusive advertising on the Barstool platform over the term of the agreement. The initial term of the commercial agreement is ten years and, unless earlier terminated and subject to certain exceptions, will automatically renew for three additional ten-year terms (a total of 40 years assuming all renewals are exercised).
As of September 30, 2022 and December 31, 2021, we have an amortizing intangible asset pertaining to the customer list of $0.2 million and $0.8 million, respectively. As of September 30, 2022 and December 31, 2021, we have a prepaid expense pertaining to the advertising in the amount of $14.5 million, and $15.4 million respectively, of which $13.3 million and $14.2 million was classified as long-term, respectively. The long-term portion of the prepaid advertising expense is included in “Other assets” within our unaudited Consolidated Balance Sheets.
As of September 30, 2022 and December 31, 2021, our investment in Barstool was $160.2 million and $162.5 million, respectively. We record our proportionate share of Barstool’s net income or loss one quarter in arrears.
The Company determined that Barstool qualified as a VIE as of September 30, 2022 and December 31, 2021. The Company did not consolidate the financial position of Barstool as of September 30, 2022 and December 31, 2021, nor the results of operations for the three and nine months ended September 30, 2022 and 2021, as the Company determined that it did not qualify as the primary beneficiary of Barstool either at the commencement date of its investment or for subsequent periods, primarily as a result of the Company not having the power to direct the activities of the VIE that most significantly affect Barstool’s economic performance.
Kansas Joint Venture
As of September 30, 2022 and December 31, 2021, our investment in Kansas Entertainment was $79.9 million and $83.8 million, respectively. During the three and nine months ended September 30, 2022, the Company received distributions from Kansas Entertainment totaling $10.5 million and $27.5 million, respectively, as compared to $10.5 million and $23.9 million for the three and nine months ended September 30, 2021. The Company deems these distributions to be returns on its investment based on the source of those cash flows from the normal business operations of Kansas Entertainment.
The Company has determined that Kansas Entertainment does not qualify as a VIE. Using the guidance for entities that are not VIEs, the Company determined that it did not have a controlling financial interest in the joint venture, primarily as it did not have the ability to direct the activities of the joint venture that most significantly impacted the joint venture’s economic performance without the input of NASCAR. Therefore, the Company did not consolidate the financial position of Kansas Entertainment as of September 30, 2022 and December 31, 2021, nor the results of operations for the three and nine months ended September 30, 2022 and 2021.

Note 11—Income Taxes
The Company calculates the provision for income taxes during interim reporting periods by applying an estimate of the annual effective tax rate to its year-to-date pretax book income or loss. The tax effects of discrete items, including but not limited to, excess tax benefits associated with stock-based compensation, are reported in the interim period in which they occur. The effective tax rate (income taxes as a percentage of income or loss before income taxes) including discrete items was 226.7% and (62.9%) for the three and nine months ended September 30, 2022, as compared to 29.7% and 22.7% for the three and nine months ended September 30, 2021. We excluded certain foreign losses from our worldwide effective tax rate calculation due to a year-to-date ordinary loss for which no benefit may be recognized. Our effective income tax rate can vary from period to period depending on, among other factors, the geographic and business mix of our earnings and changes to our valuation allowance. Certain of these and other factors, including our history and projections of pretax earnings, are considered in assessing our ability to realize our net deferred tax assets.
ASC 740 requires that deferred tax assets and liabilities are determined based on the differences between the financial statement carrying amount and the tax basis of existing assets and liabilities and are measured at the prevailing enacted tax rates that will be in effect when these differences are realized or settled. As of June 30, 2022, and December 31, 2021, the Company had a valuation allowance of $187.2 million and $124.3 million, respectively, within its unaudited Consolidated Balance Sheets. The accounting guidance also requires analysis regarding whether valuation allowances should be established based on the consideration of all available evidence using a “more-likely-than-not” realization standard. We evaluate our deferred tax assets quarterly to determine if valuation allowances are required. The realization of the deferred tax assets ultimately depends upon the existence of sufficient taxable income in future periods. We established a full valuation allowance against our deferred tax assets beginning in the first quarter of 2020 because of the mandated property-wide closures resulting in zero revenues for an extended period. The Company routinely analyzes all available positive and negative evidence in determining the continuing need for a valuation allowance. Our evaluation process considered, among other factors, historical retail operating results, our three-year cumulative earnings position, projections of future sustained profitability and the duration of statutory carryforward periods.
As of September 30, 2022, the Company determined that a valuation allowance was no longer required against its federal, foreign, and state net deferred tax assets for the portion that will be realized. As a result, the Company released $172.7 million of its total valuation allowance during the three and nine months ended September 30, 2022, due to the positive evidence outweighing the negative evidence thereby allowing the Company to achieve the “more-likely-than-not” realization standard. This reversal is reflected in our income tax benefit in the accompanying unaudited Consolidated Statements of Operations. When a change in valuation allowance is recognized during an interim period, a portion of the valuation allowance to be reversed must be allocated to the remaining interim periods. The Company continues to maintain a valuation allowance of approximately $14.5 million as of September 30, 2022 within its unaudited Consolidated Balance Sheets, for federal and foreign tax attributes in addition to certain state filing groups.
The most significant positive evidence that led to the reversal of the valuation allowance during this interim period includes the following:
Achievement and sustained growth in our three-year cumulative pretax earnings. We anticipate emerging from a three-year cumulative pretax loss position during the fourth quarter of this year. The Company has demonstrated profitability consecutively in the prior seven quarters including approximately $224.4 million and approximately $559.0 million of pretax book income for the nine months ended September 30, 2022 and for the year ended December 31 2021, respectively.
Substantial total revenue and earnings growth for the retail operating segment over the last seven quarters. Total revenue and earnings for the retail operating segment increased 58.3% and 87.2%, respectively, from 2020 to 2021 showcasing a strong finish to a transformative year in a post pandemic environment. The Company continued to have strong growth in total revenue and earnings for the retail operating segment for the nine months ended September 30, 2022.
Lack of significant asset impairment charges expected to be indicative of the Company’s retail business operations or projections for the foreseeable future. The Company had experienced significant impairment charges as a result of mandated property-wide closures pursuant to various orders from state gaming regulators or governmental authorities to combat the rapid spread of COVID-19. The Company recorded impairment charges totaling $623.4 million during the year ended December 31, 2020. There were no impairments recorded in 2021 and for the nine months ended September 30, 2022, the Company recorded impairment of $104.6 million. The impairment charge recorded in the third quarter of 2022 relates to an individual property and is specific to a prolonged hotel room renovation causing the majority of the hotel to be closed subsequent to the property reopening from the COVID-19 mandated closure, leading to amended cash flow projections to reflect the current operating results and the related economic environment.

As of September 30, 2022, and December 31, 2021, prepaid income taxes of $23.2 million and $42.5 million, respectively, were included in “Prepaid expenses” within our unaudited Consolidated Balance Sheets. The reduction in prepaid income taxes is primarily related to an Internal Revenue Service refund of $28.2 million related to the Company’s carryback claim under the CARES Act.
On July 8, 2022, the Pennsylvania House Bill 1342 was signed into law that reduces the corporate income tax rate over the next nine years from the current rate of 9.99% to 4.99% by 2031. The tax law change is accounted for in the period of enactment and therefore, we recognized an impact of approximately $10.3 million of additional expense during the three months ended September 30, 2022.
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
Note 13—Stockholders’ Equity and Stock-Based Compensation
Common and Preferred Stock
On May 11, 2021, as part of the acquisition of Hitpoint, the Company issued 43,684 shares for a total of $3.5 million. On July 8, 2022, the Company issued 4,055 shares, in connection with the achievement of the first of three annual mutual goals established by the Company and Hitpoint for a total of $0.2 million.
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
On October 19, 2021, as part of the acquisition of theScore, the Company issued 12,319,340 shares of common stock and authorized and issued 697,539 Exchangeable Shares for approximately $1.0 billion, each with a par value of $0.01, as discussed in Note 6, “Acquisitions and Dispositions.” As of September 30, 2022 and December 31, 2021, there were 620,353 and 653,059 Exchangeable Shares outstanding, respectively.
On each of February 22, 2021 and August 23, 2021, the Company issued 43 shares of Series D Preferred Stock in conjunction with acquiring additional shares of Barstool common stock. On June 1, 2022, the Company issued 64,000 shares of common stock in conjunction with acquiring additional shares of Barstool common stock from certain individual stockholders affiliated with Barstool. The issuances were exempt from registration pursuant to Section 4(a)(2) of the Securities Act. The acquisition of the incremental Barstool common stock represents a partial settlement of the 1% purchase on a delayed basis as described in Note 10, “Investments in and Advances to Unconsolidated Affiliates.”
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
As of September 30, 2022 and December 31, 2021, there were 5,000 shares authorized of Series D Preferred Stock, of which 581 shares and 775 shares were outstanding, respectively.

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
During the three months ended September 30, 2022, the Company repurchased 5,348,809 shares of its common stock in open market transactions for $168.0 million at an average price of $31.40 per share. During the nine months ended September 30, 2022, the Company repurchased 14,690,394 shares of its common stock in open market transactions for $510.1 million at an average price of $34.72 per share. The cost of all repurchased shares is recorded as “Treasury stock” within our unaudited Consolidated Balance Sheets.
Subsequent to the quarter ended September 30, 2022, the Company repurchased 1,005,188 shares of its common stock at an average price of $28.95 per share for an aggregate amount of $29.1 million. The remaining availability under our $750.0 million share repurchase authorization was $211.1 million as of November 2, 2022.
2022 Long Term Incentive Compensation Plan
On June 7, 2022, the Company’s shareholders, upon the recommendation of the Company’s Board of Directors, approved the Company’s 2022 Long Term Incentive Compensation Plan (the “2022 Plan”). The 2022 Plan permits the Company to issue stock options (incentive and/or non-qualified), SARs, RSAs, RSUs, performance and other equity and cash awards to executive directors and other employees of the Company and its subsidiaries. Non-employee directors and consultants are eligible to receive all such awards, other than incentive stock options. Pursuant to the 2022 Plan, 6,870,000 shares of the Company’s common stock are reserved for issuance, plus any shares of common stock subject to outstanding awards under the 2018 Plan or theScore Plan (both as defined below) as of June 7, 2022, that are forfeited or settled for cash. For purposes of determining the number of shares available for issuance under the 2022 Plan, stock options, restricted stock and SARs (except cash-settled SARs) count against the 6,870,000 limit as one share of common stock for each share granted. Any awards that are not settled in shares of common stock are not counted against the share limit. As of September 30, 2022, there are 6,575,083 shares available for future grants under the 2022 Plan.
2018 Long Term Incentive Compensation Plan
The Company’s 2018 Long Term Incentive Compensation Plan, as amended (the “2018 Plan”) permitted it to issue stock options (incentive and/or non-qualified), stock appreciation rights (“SARs”), RSAs, RSUs, cash-settled phantom stock units (“CPSUs”) and other equity and cash awards to employees and any consultant or advisor to the Company or subsidiary. Non-employee directors were eligible to receive all such awards, other than incentive stock options. Pursuant to the 2018 Plan, 12,700,000 shares of the Company’s common stock were reserved for issuance. For purposes of determining the number of shares available for issuance under the 2018 Plan, stock options and SARs (except cash-settled SARs) counted against the 12,700,000 limit as one share of common stock for each share granted and restricted stock or any other full value stock award are counted as 2.30 shares of common stock for each share granted. Any awards that were not settled in shares of common stock were not counted against the share limit. In connection with the approval of the 2022 Plan, the 2018 Plan remains in place until all of the awards previously granted thereunder have been paid, forfeited or expired. However, the shares which remained available for issuance under the 2018 Plan are no longer available for issuance and all future equity awards will be granted pursuant to the 2022 Plan.
Score Media And Gaming Inc. Second Amended And Restated Stock Option And Restricted Stock Unit Plan (“theScore Plan”)
In connection with the acquisition of theScore on October 19, 2021, the Company registered theScore Plan. theScore Plan permitted the Company to issue non-qualified stock options and RSUs to employees and service providers affiliated with theScore prior to the acquisition date. At the date of acquisition, the Company rolled over all outstanding, non-vested and unexercised stock options and non-vested RSUs equivalent to 853,904 shares of the Company. Each rollover option and RSU were subject to substantially the same terms and conditions applicable to the award immediately prior to the acquisition. In connection with the transaction, the vesting provisions of unvested options and RSUs, awarded under the theScore Plan prior to August 4, 2021, were amended to provide for a new acceleration right for legacy theScore employees and service providers. The amendment provides that, if an involuntary termination without cause occurs at any time prior to April 19, 2023, unvested options and RSUs will automatically accelerate and become fully vested on the effective date of termination. In connection with the approval of the 2022 Plan, theScore Plan remains in place until all of the awards previously granted thereunder have been paid, forfeited or expired. However, the shares which remained available for future grants under theScore Plan are no longer available for issuance and all future equity awards will be pursuant to the 2022 Plan.
Performance Share Program
In February 2019, the Company’s Compensation Committee of the Board of Directors adopted a performance share program (the “Performance Share Program II”) pursuant to the 2018 Plan. An aggregate of 244,955 RSUs and 95,276 RSAs and RSUs with performance-based vesting conditions, at target, were granted during the nine months ended September 30, 2022 and September 30, 2021, respectively, under the Performance Share Program II, with the grant having a three-year award period consisting of three one-year performance periods and a three-year service period. The performance threshold for vesting of these awards is 50% of target and, based on the level of achievement, up to 150% of target.
Stock-based Compensation Expense
Stock-based compensation expense, which pertains principally to our stock options, RSAs and RSUs, for the three and nine months ended September 30, 2022 was $13.6 million and $45.1 million, respectively, as compared to $8.5 million and $21.9 million for the three and nine months ended September 30, 2021 and is included within the unaudited Consolidated Statements of Operations under “General and administrative.”
Stock Options
The Company granted 1,516 and 397,881 stock options during the three and nine months ended September 30, 2022, respectively, as compared to 736 and 230,901 stock options during the three and nine months ended September 30, 2021, respectively.
Cash-settled Phantom Stock Units
Our outstanding CPSUs entitle plan recipients to receive cash based on the fair value of the Company’s common stock on the vesting date. Our CPSUs vest over a period of three or four years. The cash-settled CPSUs are accounted for as liability awards and are re-measured at fair value each reporting period until they become vested with compensation expense being recognized over the requisite service period. The Company has a liability, which is included in “Accrued expenses and other current liabilities” within the unaudited Consolidated Balance Sheets, associated with its cash-settled CPSUs of $1.1 million and $8.6 million as of September 30, 2022 and December 31, 2021, respectively.
For CPSUs, there was $4.2 million of total unrecognized compensation cost as of September 30, 2022 that will be recognized over the awards remaining weighted-average vesting period of 0.8 years. For the three and nine months ended September 30, 2022 the Company recognized $1.0 million and $2.4 million of compensation expense associated with these awards, respectively, as compared to $5.5 million and $11.2 million for the three and nine months ended September 30, 2021, respectively. Compensation expense associated with our CPSUs is recorded in “General and administrative” within the unaudited Consolidated Statements of Operations. We paid $9.9 million and $13.5 million for the nine months ended September 30, 2022 and 2021, respectively, pertaining to cash-settled CPSUs.
Stock Appreciation Rights
Our outstanding SARs are accounted for as liability awards since they will be settled in cash and vest over a period of four years. The fair value of cash-settled SARs is calculated each reporting period and estimated using the Black-Scholes option pricing model. The Company has a liability, which is included in “Accrued expenses and other current liabilities” within the unaudited Consolidated Balance Sheets, associated with its cash-settled SARs of $7.1 million and $18.5 million as of September 30, 2022 and December 31, 2021, respectively.
For SARs, there was $7.8 million of total unrecognized compensation cost as of September 30, 2022 that will be recognized over the awards remaining weighted-average vesting period of 1.9 years. The Company recognized a reduction to compensation expense of $1.3 million and $8.1 million for the three and nine months ended September 30, 2022, and recognized compensation expense of $3.2 million and $13.6 million for the three and nine months ended September 30, 2021, respectively. Compensation expense associated with our SARs is recorded in “General and administrative” within the unaudited Consolidated Statements of Operations. We paid $2.8 million and $38.8 million during the nine months ended September 30, 2022 and 2021, respectively, related to cash-settled SARs.

Other
In the second quarter of 2021, the Company entered into two promissory notes with shareholders for a total of $9.0 million. The promissory notes are unsecured and bear interest of 2.25%. As of September 30, 2022 and December 31, 2021, the receivable is recorded as a reduction of equity within “Additional paid-in capital” in our unaudited Consolidated Balance Sheets.
Note 14—Earnings per Share
For the three and nine months ended September 30, 2022, and 2021 we recorded net income attributable to PENN. As such, we used diluted weighted-average common shares outstanding when calculating diluted income per share. Stock options, restricted stock, convertible preferred shares and convertible debt that could potentially dilute basic EPS in the future are included in the computation of diluted income per share.
The following table sets forth the allocation of net income for the three and nine months ended September 30, 2022 and 2021 under the two-class method.

	For the three months ended September 30,		For the nine months ended September 30,
(in millions)	2022	2021	2022	2021
Net income attributable to PENN Entertainment	$123.5	$86.1	$201.3	$375.8
Net income applicable to preferred stock	0.5	0.4	0.8	1.9
Net income applicable to common stock	$123.0	$85.7	$200.5	$373.9
The following table reconciles the weighted-average common shares outstanding used in the calculation of basic EPS to the weighted-average common shares outstanding used in the calculation of diluted EPS for the three and nine months ended September 30, 2022 and 2021:

	For the three months ended September 30,		For the nine months ended September 30,
(in millions)	2022	2021	2022	2021
Weighted-average common shares outstanding	157.6	156.1	163.5	155.9
Assumed conversion of:
Dilutive stock options	1.0	2.1	1.2	2.3
Dilutive restricted stock	0.3	0.4	0.2	0.4
Convertible debt	14.1	14.1	14.1	14.1
Weighted-average common shares outstanding - Diluted	173.0	172.7	179.0	172.7
Restricted stock with performance and market based vesting conditions that have not been met as of September 30, 2022 were excluded from the computation of diluted earnings per share.
Options to purchase 0.9 million and 0.8 million shares were outstanding during the three and nine months ended September 30, 2022, respectively, compared to 0.2 million during both the three and nine months ended September 30, 2021, but were not included in the computation of diluted earnings per share because they were anti-dilutive.
The assumed conversion of 0.6 million preferred shares were excluded from the computation of diluted earnings per share for both the three and nine months ended September 30, 2022, as compared to 0.8 million preferred shares for both the three and nine months ended September 30, 2021, because including them would have been anti-dilutive.

The Company’s calculation of weighted-average common shares outstanding includes the Exchangeable Shares issued in connection with theScore acquisition, as discussed in Note 6, “Acquisitions and Dispositions” and Note 13, “Stockholders’ Equity and Stock-Based Compensation.” The following table presents the calculation of basic and diluted earnings per share for the Company’s common stock for the three and nine months ended September 30, 2022 and 2021:

	For the three months ended September 30,		For the nine months ended September 30,
(in millions, except per share data)	2022	2021	2022	2021
Calculation of basic earnings per share:
Net income applicable to common stock	$123.0	$85.7	$200.5	$373.9
Weighted-average shares outstanding - PENN Entertainment	157.0	156.1	162.9	155.9
Weighted-average shares outstanding - Exchangeable Shares	0.6	—	0.6	—
Weighted-average common shares outstanding - basic	157.6	156.1	163.5	155.9
Basic earnings per share	$0.78	$0.55	$1.23	$2.40

Calculation of diluted earnings per share:
Net income applicable to common stock	$123.0	$85.7	$200.5	$373.9
Interest expense, net of tax (1):
Convertible Notes	1.8	4.4	5.4	13.0
Diluted income applicable to common stock	$124.8	$90.1	$205.9	$386.9
Weighted-average common shares outstanding - diluted	173.0	172.7	179.0	172.7
Diluted earnings per share	$0.72	$0.52	$1.15	$2.24
(1)The three and nine months ended September 30, 2022 were tax-affected at a rate of 21%. The three and nine months ended September 30, 2021, were tax-affected at a rate of 20%.
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
Equity Securities
As of September 30, 2022 and December 31, 2021, we held $20.6 million and $84.3 million in equity securities of ordinary shares, respectively, which are reported as “Other assets” in our unaudited Consolidated Balance Sheets. These equity securities are the result of PENN Interactive entering into multi-year agreements with third-party sports betting operators for online sports betting and iCasino market access across our portfolio.

During the three and nine months ended September 30, 2022, we recognized holding losses of $10.8 million and $66.4 million related to these equity securities, respectively, compared to a holding gains of $10.1 million and $28.9 million for the three and nine months ended September 30, 2021, respectively, which is included in “Other,” as reported in “Other income (expenses)” within our unaudited Consolidated Statements of Operations. During the quarter ended September 30, 2021, all warrants were exercised for ordinary shares which resulted in a loss of $20.1 million included in “Other,” as reported in “Other income (expenses)” within our unaudited Consolidated Statements of Operations.
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
As of September 30, 2022 and December 31, 2021, PRP held $7.9 million and $15.1 million in promissory notes issued by RDC, respectively. As of September 30, 2022 and December 31, 2021, PRP held $6.7 million in local government corporation bonds issued by RDC at amortized cost. The promissory notes and the local government corporation bonds are collateralized by the assets of Retama Park Racetrack. As of September 30, 2022 and December 31, 2021, the promissory notes and the local government corporation bonds were included in “Other assets” within our unaudited Consolidated Balance Sheets.
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
Other long-term obligations as of September 30, 2022 and December 31, 2021 included a financing arrangement entered in February of 2021, the relocation fees for Dayton and Mahoning Valley, and the repayment obligation of the hotel and event center located near Hollywood Casino Lawrenceburg. See Note 8, “Long-term Debt” for details. The fair values of the Dayton and Mahoning Valley relocation fees and the Lawrenceburg repayment obligation are estimated based on rates consistent with the Company’s credit rating for comparable terms and debt instruments and are classified as Level 2 measurements.
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
Other Liabilities
Other liabilities as of September 30, 2022 and December 31, 2021 includes contingent purchase price liabilities related to Plainridge Park Casino and Hitpoint, of which Hitpoint was acquired on May 11, 2021. The Hitpoint contingent purchase price liability is payable in installments up to a maximum of $1.0 million in the form of cash and equity, on the first three anniversaries of the acquisition close date and is based on the achievement of mutual goals established by the Company and Hitpoint. As of September 30, 2022, there are two annual achievement periods remaining. The Plainridge Park Casino contingent purchase price liability is calculated based on earnings of the gaming operations over the first ten years of operations, which commenced on June 24, 2015. As of September 30, 2022, we were contractually obligated to make three additional annual payments. The fair value of the Plainridge Park Casino contingent purchase price liability is estimated based on an income approach using a discounted cash flow model. These contingent purchase price liabilities have been classified as a Level 3 measurement and are included within our unaudited Consolidated Balance Sheets in “Accrued expenses and other current liabilities” or “Other long-term liabilities,” depending on the timing of the next payment.
The carrying amounts and estimated fair values by input level of the Company’s financial instruments were as follows:

	September 30, 2022
(in millions)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$1,728.4	$1,728.4	$1,728.4	$—	$—
Equity securities	$20.6	$20.6	$—	$20.6	$—
Held-to-maturity securities	$6.7	$6.7	$—	$6.7	$—
Promissory notes	$7.9	$7.9	$—	$7.9	$—
Financial liabilities:
Long-term debt
Senior Secured Credit Facilities	$1,511.7	$1,491.1	$1,491.1	$—	$—
5.625% Notes	$399.6	$353.6	$353.6	$—	$—
4.125% Notes	$393.6	$306.6	$306.6	$—	$—
Convertible Notes	$323.9	$457.8	$457.8	$—	$—
Other long-term obligations	$157.2	$155.4	$—	$45.0	$110.4
Other liabilities	$9.7	$9.4	$—	$2.5	$6.9
Puts and calls related to certain Barstool shares	$0.4	$0.4	$—	$0.4	$—

	December 31, 2021
(in millions)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$1,863.9	$1,863.9	$1,863.9	$—	$—
Equity securities	$84.3	$84.3	$—	$84.3	$—
Held-to-maturity securities	$6.7	$6.7	$—	$6.7	$—
Promissory notes	$15.1	$15.1	$—	$15.1	$—
Puts and calls related to certain Barstool shares	$1.9	$1.9	$—	$1.9	$—
Financial liabilities:
Long-term debt
Senior Secured Credit Facilities	$1,544.5	$1,559.6	$1,559.6	$—	$—
5.625% Notes	$399.6	$411.5	$411.5	$—	$—
4.125% Notes	$392.9	$389.5	$389.5	$—	$—
Convertible notes	$253.5	$780.0	$780.0	$—	$—
Other long-term obligations	$146.3	$144.3	$—	$53.9	$90.4
Other liabilities	$13.3	$13.2	$—	$2.7	$10.5

The following table summarizes the changes in fair value of our Level 3 liabilities measured on a recurring basis:

(in millions)	Other Liabilities
Balance as of January 1, 2022	$100.9
Interest	20.0
Payment installments	(2.7)
Included in earnings (1)	(0.9)
Balance as of September 30, 2022	$117.3
(1)The expense is included in “General and administrative” within our unaudited Consolidated Statements of Operations.
The following table sets forth the assets measured at fair value on a non-recurring basis as of September 30, 2022, which were all at the Hollywood Casino at Greektown reporting unit:

(in millions)	Valuation Date	Valuation Technique	Level 1	Level 2	Level 3	Total Balance	Total Reduction in Fair Value Recorded
Goodwill	9/30/2022	Discounted cash flow and market approach	$—	$—	$199.2	$199.2	$37.4
Gaming licenses	9/30/2022	Discounted cash flow	$—	$—	$101.1	$101.1	$65.4
Trademarks	9/30/2022	Discounted cash flow	$—	$—	$42.7	$42.7	$—
The following table summarizes the significant unobservable inputs used in calculating fair value for our Level 3 liabilities on a recurring basis as of September 30, 2022:

	Valuation Technique	Unobservable Input	Discount Rate
Other long-term obligation	Discounted cash flow	Discount rate	27.0%
Contingent purchase price - Plainridge Park Casino	Discounted cash flow	Discount rate	8.9%
As discussed in Note 7, “Goodwill and Other Intangible Assets,” we recorded impairments on goodwill and our gaming licenses, which are indefinite-lived intangible assets, at the Hollywood Casino at Greektown reporting unit as a result of the third quarter of 2022 interim assessment for impairment. The following table presents quantitative information about the significant unobservable inputs used in the fair value measurements of other indefinite-lived intangible assets as of the valuation date below:

(in millions)	Fair Value	Valuation Technique	Unobservable Input	Range or Amount
As of September 30, 2022
Goodwill	$199.2	Discounted cash flow	Discount rate	12.0%
			Long-term revenue growth rate	2.0%
Gaming licenses	$101.1	Discounted cash flow	Discount rate	13.0%
			Long-term revenue growth rate	2.0%
Note 16—Segment Information
We have aggregated our operating segments into five reportable segments. Retail operating segments are based on the similar characteristics within the regions in which they operate: Northeast, South, West, and Midwest. Our Interactive segment includes all of our iCasino and online sports betting operations, management of retail sports betting, media, and our proportionate share of earnings attributable to our equity method investment in Barstool. The Other category is included in the following tables to reconcile the segment information to the consolidated information.
The Company utilizes Adjusted EBITDAR (as defined below) as its measure of segment profit or loss. The following table highlights our revenues and Adjusted EBITDAR for each reportable segment and reconciles Adjusted EBITDAR on a consolidated basis to net income.

	For the three months ended September 30,		For the nine months ended September 30,
(in millions)	2022	2021	2022	2021
Revenues:
Northeast segment	$685.4	$672.4	$2,028.8	$1,895.8
South segment	329.8	318.2	1,009.8	982.3
West segment	156.5	145.7	451.2	382.7
Midwest segment	298.4	285.7	877.6	815.2
Interactive segment	158.7	93.0	455.1	275.3
Other (1)	4.2	3.5	17.4	6.8
Intersegment eliminations (2)	(8.0)	(6.7)	(23.8)	(25.6)
Total	$1,625.0	$1,511.8	$4,816.1	$4,332.5

Adjusted EBITDAR (3):
Northeast segment	$217.9	$221.1	$637.5	$645.9
South segment	139.9	137.0	429.7	448.0
West segment	60.5	54.5	171.4	151.1
Midwest segment	129.4	125.8	386.2	374.0
Interactive segment	(49.3)	(32.0)	(80.1)	(29.5)
Other (1)	(26.5)	(26.1)	(73.6)	(75.6)
Total (3)	471.9	480.3	1,471.1	1,513.9
Other operating benefits (costs) and other income (expenses):
Rent expense associated with triple net operating leases (4)	(31.5)	(116.0)	(119.6)	(342.9)
Stock-based compensation	(13.6)	(8.5)	(45.1)	(21.9)
Cash-settled stock-based awards variance	3.8	(5.2)	16.2	(14.3)
Gain (loss) on disposal of assets	0.2	(0.3)	(7.0)	(0.1)
Contingent purchase price	(0.1)	(0.6)	0.9	(1.9)
Pre-opening expenses (5)	(0.5)	(1.6)	(4.1)	(2.8)
Depreciation and amortization	(148.7)	(83.7)	(417.2)	(246.9)
Impairment losses (6)	(104.6)	—	(104.6)	—
Insurance recoveries, net of deductible charges	1.9	—	10.7	—
Non-operating items of equity method investments (7)	(2.6)	(3.0)	(4.7)	(6.0)
Interest expense, net	(193.3)	(144.9)	(547.7)	(418.6)
Other (5)(8)	(41.7)	6.0	(126.1)	27.3
Income (loss) before income taxes	(58.8)	122.5	122.8	485.8
Income tax benefit (expense)	182.0	(36.4)	78.1	(110.1)
Net income	$123.2	$86.1	$200.9	$375.7
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
(3)We define Adjusted EBITDAR as earnings before interest expense, net, income taxes, depreciation and amortization, rent expense associated with triple net operating leases (see footnote (4) below), stock-based compensation, debt extinguishment and financing charges, which is included in “Other” (see footnote (8) below), impairment losses, insurance recoveries, net of deductible charges, changes in the estimated fair value of our contingent purchase price obligations, gain or loss on disposal of assets, the difference between budget and actual expense for cash-settled stock-based awards, pre-opening expenses (see footnote (5) below), and other. Adjusted EBITDAR is also inclusive of income or loss from unconsolidated affiliates, with our share of non-operating items (see footnote (7) below) added back for Barstool and our Kansas Entertainment joint venture.
(4)Solely comprised of rent expense associated with the operating lease components contained within our triple net master lease dated November 1, 2013 with GLPI and the triple net master lease assumed in connection with our acquisition of Pinnacle Entertainment, Inc., our individual triple net leases with GLPI for the real estate assets used in the operation of Tropicana (on September 26, 2022, we sold the equity interests to Bally’s) and Hollywood Casino at The Meadows, and our individual triple net leases with VICI for the real estate assets used in the operations of Margaritaville Resort Casino and Hollywood Casino at Greektown (of which the Tropicana Lease, Meadows Lease, Margaritaville Lease and the Greektown Lease are defined in “Note 9, Leases”) and are referred to collectively as our “triple net operating leases”.
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
(6)Amount primarily relates to a $102.8 million impairment charge in the Northeast segment.
(7)Consists principally of interest expense, net, income taxes, depreciation and amortization, and stock-based compensation expense associated with Barstool and our Kansas Entertainment joint venture. We record our portion of Barstool’s net income or loss, including adjustments to arrive at Adjusted EBITDAR, one quarter in arrears.
(8)Includes holding losses on our equity securities of $10.8 million and $66.4 million for the three and nine months ended September 30, 2022, respectively, and holding gains on our equity securities of $10.1 million and $28.9 million for the three and nine months ended September 30, 2021, respectively, which are discussed in Note 15, “Fair Value Measurements.” Also consists of non-recurring acquisition and transaction costs of $31.9 million and $46.3 million for the three and nine months ended September 30, 2022, respectively, and $12.9 million and $14.7 million for the three and nine months ended September 30, 2021, respectively, finance transformation costs associated with the implementation of our new Enterprise Resource Management system, and a $10.4 million debt extinguishment and financing charge incurred in the second quarter of 2022, which is discussed in Note 8, “Long-term Debt.”
The table below presents capital expenditures by segment:

	For the three months ended September 30,		For the nine months ended September 30,
(in millions)	2022	2021	2022	2021
Capital expenditures:
Northeast segment	$26.4	$35.1	$82.1	$71.3
South segment	14.8	16.4	51.1	24.5
West segment	3.3	2.3	7.3	5.5
Midwest segment	11.3	7.3	25.5	12.8
Interactive segment	6.5	2.7	9.7	4.1
Other	1.7	9.4	13.9	19.6
Total capital expenditures	$64.0	$73.2	$189.6	$137.8
The table below presents investment in and advances to unconsolidated affiliates and total assets by segment:

(in millions)	Northeast	South	West	Midwest	Interactive	Other (1)	Total
Balance sheet as of September 30, 2022
Investment in and advances to unconsolidated affiliates	$0.1	$—	$—	$79.9	$160.2	$6.1	$246.3
Total assets	$2,172.8	$1,169.7	$375.0	$1,382.4	$4,228.8	$8,206.4	$17,535.1

Balance sheet as of December 31, 2021
Investment in and advances to unconsolidated affiliates	$0.1	$—	$—	$83.8	$164.4	$6.8	$255.1
Total assets	$2,283.6	$1,224.6	$394.8	$1,215.8	$2,618.3	$9,135.0	$16,872.1
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
EXECUTIVE OVERVIEW
Our Business
On August 4, 2022, Penn National Gaming, Inc. was renamed PENN Entertainment, Inc. PENN Entertainment, Inc., together with its subsidiaries (“PENN,” the “Company,” “we,” “our,” or “us”), is North America’s leading provider of integrated entertainment, sports content, and casino gaming experiences. PENN operates 43 properties in 20 states, online sports betting in 14 jurisdictions and iCasino in five jurisdictions, under a portfolio of well-recognized brands including Hollywood Casino®, L’Auberge®, Barstool Sportsbook®, and theScore Bet Sportsbook and Casino®. PENN’s highly differentiated strategy, which is focused on organic cross-sell opportunities, is reinforced by its investments in market-leading retail casinos, sports media assets, technology, including a state-of-the-art, fully integrated digital sports and online casino betting platform, and an in-house iCasino content studio. The Company’s portfolio is further bolstered by its industry-leading mychoice® customer loyalty program (the “mychoice program”), which offers our approximately 26 million members a unique set of rewards and experiences across business channels.
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
Recent Acquisitions, Development Projects and Other
On January 11, 2022, PENN entered into a definitive purchase agreement to sell its outstanding equity interest in Tropicana Las Vegas Hotel and Casino, Inc. (“Tropicana”), which has the gaming license and operates the Tropicana, to Bally’s Corporation. The transaction closed on September 26, 2022.
On August 17, 2022, the Company exercised its call rights to bring its ownership of Barstool Sports Inc. (“Barstool”) to 100%. The acquisition of the remaining Barstool shares is expected to be completed in February 2023, after which Barstool will be a wholly-owned subsidiary of PENN. Completion of the acquisition at that time is subject to the satisfaction of certain conditions, including regulatory approval.
Subsequent to quarter end, on October 9, 2022, as described in Note 9, “Leases,” in the notes to our unaudited Consolidated Financial Statements, the Company entered into a binding term sheet (the “Term Sheet”) with GLPI. As part of the Term Sheet, PENN plans to relocate its riverboat casinos to new land-based facilities at Hollywood Casino Aurora (“Aurora”) and Hollywood Casino Joliet (“Joliet”), and to build a hotel at Hollywood Casino Columbus (“Columbus”) and a second hotel tower at the M Resort Spa Casino (“M Resort”).
Pursuant to the Term Sheet, the Company and GLPI agreed to amend the PENN Master Lease to (i) remove the land and buildings for Aurora, Joliet, Columbus, Hollywood Casino Toledo (“Toledo”) and M Resort and (ii) make associated adjustments to the rent under the PENN Master Lease; (iii) terminate the existing leases associated with Hollywood Casino at The Meadows (“Meadows”) and Hollywood Casino Perryville (“Perryville”); and (iv) enter into a new master lease (the “New Lease”), effective on the expected date of January 1, 2023, specific to the property associated with Aurora, Joliet, Columbus, Toledo, M Resort, Meadows and Perryville. The New Lease will be cross-defaulted, cross-collateralized and coterminous with the PENN Master Lease, and subject to a parent guarantee.
The New Lease will include a base rent (the “New Lease Base Rent”) equal to $232.2 million and additional rent (together with the New Lease Base Rent, the “New Lease Rent”) equal to (i) 7.75% of any project funding received by PENN from GLPI for an anticipated relocation of PENN’s riverboat casino and related developments with respect to Aurora (the “Aurora Project”) and (ii) a percentage, based on then-current market conditions, of any project funding received by PENN from GLPI for certain anticipated development projects with respect to Joliet, Columbus and M Resort (the “Other Development Projects”). GLPI will fund up to $225 million for the Aurora Project, and GLPI has committed to fund, upon PENN’s request, up to $350 million in the aggregate for the Other Development Projects, in accordance with certain terms and conditions set forth in the Term Sheet. The New Lease Rent will be subject to a one-time increase of $1.4 million, effective the fifth anniversary of the effective date. The New Lease Rent will be further subject to a fixed escalator of 1.5% on November 1, 2023 and annually thereafter. PENN may elect not to proceed with or to abandon any development project, provided that GLPI will be reimbursed for any out-of-pocket costs associated with an abandoned project. The Aurora Project and the Other Development projects are all subject to necessary regulatory and other government approvals.
We believe that our portfolio of assets provides us with the benefit of geographically-diversified cash flow from operations. We expect to continue to expand our gaming operations through the implementation and execution of a disciplined capital expenditure program at our existing properties, the pursuit of strategic acquisitions and investments, and the development of new gaming properties. In addition, the partnership with Barstool and the acquisition of Score Media and Gaming, Inc. (“theScore”) reflect our strategy to continue evolving from the nation’s largest regional gaming operator to a best-in-class omni-channel provider of retail and online gaming and sports betting entertainment.
Operating and Competitive Environment
Most of our properties operate in mature, competitive markets. We expect that the majority of our future growth will come from new business lines or distribution channels, such as retail and online gaming and sports betting; improvements, expansions or relocations of our existing properties; entrance into new jurisdictions; expansions of gaming in existing jurisdictions; and strategic investments and acquisitions. Our portfolio is comprised largely of well-maintained regional gaming facilities, which has allowed us to develop what we believe to be a solid base for future growth opportunities.
We continue to adjust operations, offerings, and cost structures at our properties to reflect changing economic and health and safety conditions. We also continue to focus on revenue and cost synergies from recent acquisitions, technology enhancements, and offering our customers additional gaming experiences through our omni-channel distribution strategy. We seek to grow our customer database by partnering with third-party operators to expand our loyalty program, such as Choice Hotels International, Inc., as well as through accretive investments or acquisitions, such as Barstool and theScore, to capitalize on organic growth opportunities from the development of new properties or the expansion of recently-developed business lines, and to develop partnerships that allow us to enter new jurisdictions for iCasino and sports betting.
The gaming industry is characterized by an increasingly high degree of competition among a large number of participants, including riverboat casinos; dockside casinos; land-based casinos; video lottery; “iGaming” (which includes online sports betting and online social casino, bingo, and iCasino products); online and retail sports betting; gaming at taverns; gaming at truck stop establishments; sweepstakes and poker machines not located in casinos; the potential for increased fantasy sports; significant growth of Native American gaming tribes, historic racing or state-sponsored i-lottery products in or adjacent to states we operate in; and other forms of gaming in the U.S. See the “Segment comparison of the three and nine months ended September 30, 2022 and 2021” section below for discussions of the impact of competition on our results of operations by reportable segment.
Key Performance Indicators
In our business, revenue is driven by discretionary consumer spending. We have no certain mechanism for determining why consumers choose to spend more or less money at our properties or on our iGaming products from period-to-period; therefore, we are unable to quantify a dollar amount for each factor that impacts our customers’ spending behaviors. However, based on our experience, we can generally offer some insight into the factors that we believe are likely to account for such changes and which factors may have a greater impact than others. For example, decreases in discretionary consumer spending have historically been brought about by weakened general economic conditions, such as recessions, inflation, rising interest rate environments, high unemployment levels, higher income taxes, low levels of consumer confidence, weakness in the housing market, high fuel or other transportation costs, and the effects of the COVID-19 pandemic. In addition, visitation and the volume of play have historically been negatively impacted by significant construction surrounding our properties, adverse regional weather conditions and natural disasters. In all instances, such insights are based solely on our judgment and professional experience, and no assurance can be given as to the accuracy of our judgments.
The vast majority of our revenues is gaming revenue, which is highly dependent upon the volume and spending levels of customers at our properties. Our gaming revenue is derived primarily from slot machines (which represented approximately 83% and 85% of our gaming revenue for the nine months ended September 30, 2022 and 2021, respectively) and, to a lesser extent, table games and sports betting. Aside from gaming revenue, our revenues are primarily derived from our hotel, dining, retail, commissions, program sales, admissions, concessions and certain other ancillary activities, and our racing operations.

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
Under normal operating conditions, our properties generate significant operating cash flow since most of our revenue is cash-based from slot machines, table games, sports betting and pari-mutuel wagering. Our business is capital intensive, and we rely on cash flow from our properties to generate sufficient cash to satisfy our obligations under the Triple Net Leases (as defined in “Liquidity and Capital Resources”), repay debt, fund maintenance capital expenditures, repurchase our common stock, fund new capital projects at existing properties and provide excess cash for future development and acquisitions. Additional information regarding our capital projects is discussed in “Liquidity and Capital Resources” below.
Reportable Segments
We have aggregated our operating segments into five reportable segments. Retail operating segments are based on the similar characteristics within the regions in which they operate: Northeast, South, West, and Midwest. Our Interactive segment includes all of our iCasino and online sports betting operations, management of retail sports betting, media, and our proportionate share of earnings attributable to our equity method investment in Barstool. We view each of our gaming and racing properties as an operating segment with the exception of our two properties in Jackpot, Nevada, which we view as one operating segment. We consider our combined Video Gaming Terminal (“VGT”) operations, by state, to be separate operating segments. For a listing of our gaming properties and VGT operations included in each reportable segment, see Note 2, “Significant Accounting Policies,” in the notes to our unaudited Consolidated Financial Statements.

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

	For the three months ended September 30,		For the nine months ended September 30,
	2022	2021	2022	2021
Revenues:
Northeast segment	$685.4	$672.4	$2,028.8	$1,895.8
South segment	329.8	318.2	1,009.8	982.3
West segment	156.5	145.7	451.2	382.7
Midwest segment	298.4	285.7	877.6	815.2
Interactive segment	158.7	93.0	455.1	275.3
Other (1)	4.2	3.5	17.4	6.8
Intersegment eliminations (2)	(8.0)	(6.7)	(23.8)	(25.6)
Total	$1,625.0	$1,511.8	$4,816.1	$4,332.5

Net income	$123.2	$86.1	$200.9	$375.7

Adjusted EBITDAR:
Northeast segment	$217.9	$221.1	$637.5	$645.9
South segment	139.9	137.0	429.7	448.0
West segment	60.5	54.5	171.4	151.1
Midwest segment	129.4	125.8	386.2	374.0
Interactive segment	(49.3)	(32.0)	(80.1)	(29.5)
Other (1)	(26.5)	(26.1)	(73.6)	(75.6)
Total (3)	471.9	480.3	1,471.1	1,513.9
Rent expense associated with triple net operating leases (4)	(31.5)	(116.0)	(119.6)	(342.9)
Adjusted EBITDA	$440.4	$364.3	$1,351.5	$1,171.0

Net income margin	7.6%	5.7%	4.2%	8.7%
Adjusted EBITDAR margin	29.0%	31.8%	30.5%	34.9%
Adjusted EBITDA margin	27.1%	24.1%	28.1%	27.0%
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
(4)Solely comprised of rent expense associated with the operating lease components contained within our triple net master lease dated November 1, 2013 with GLPI and the triple net master lease assumed in connection with our acquisition of Pinnacle Entertainment, Inc., our individual triple net leases with GLPI for the real estate assets used in the operation of Tropicana (terminated on September 26, 2022) and Hollywood Casino at The Meadows, and our individual triple net leases with VICI Properties Inc. (NYSE: VICI) (“VICI”) for the real estate assets used in the operations of

Margaritaville Resort Casino and Hollywood Casino at Greektown (of which the Tropicana Lease, Meadows Lease, Margaritaville Lease and the Greektown Lease are defined in “Liquidity and Capital Resources”) and are referred to collectively as our “triple net operating leases”.
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
Consolidated comparison of the three and nine months ended September 30, 2022 and 2021
Revenues
The following table presents our consolidated revenues:

	For the three months ended September 30,		Change		For the nine months ended September 30,		Change
(dollars in millions)	2022	2021	$	%	2022	2021	$	%
Revenues
Gaming	$1,317.5	$1,256.2	$61.3	4.9%	$3,934.3	$3,643.7	$290.6	8.0%
Food, beverage, hotel and other	307.5	255.6	51.9	20.3%	881.8	688.8	193.0	28.0%
Total revenues	$1,625.0	$1,511.8	$113.2	7.5%	$4,816.1	$4,332.5	$483.6	11.2%
Gaming revenues for the three months ended September 30, 2022 increased $61.3 million compared to the prior year period, primarily due to increases in our Interactive segment resulting from continued growth in our online revenues, partially due to the acquisition of theScore on October 19, 2021, and the inclusion of the full quarter operating results of two new properties: Hollywood Casino York, which opened August 12, 2021, and Hollywood Casino Morgantown, which opened December 22, 2021.
For the nine months ended September 30, 2022, gaming revenues increased by $290.6 million primarily due to increases in our Interactive segment resulting from continued growth in our online revenues, partially due to the acquisition of theScore, the inclusion of the full period operating results of three new properties, including Hollywood Casino Perryville, which was acquired on July 1, 2021, Hollywood Casino York, and Hollywood Casino Morgantown, and increases in gaming revenues in most of our properties in the West and Midwest segments, partially offset by decreases in gaming revenues in our Northeast segment properties primarily related to our Ameristar East Chicago property due to increased competition in the Indiana region.
Food, beverage, hotel and other revenues for the three and nine months ended September 30, 2022 increased $51.9 million and $193.0 million, respectively, compared to the prior year corresponding periods, primarily due to increases in gaming tax reimbursement amounts charged to third-party partners for online sports betting and iCasino market access, the inclusion of the operating results from our new properties as discussed above, and revenues from theScore, as well as the impact of easing of restrictions, strong visitation levels to our food and beverage outlets, and increased offerings and hours of operations from the prior periods.
See “Segment comparison of the three and nine months ended September 30, 2022 and 2021” below for more detailed explanations of the fluctuations in revenues.
Operating expenses
The following table presents our consolidated operating expenses:

	For the three months ended September 30,		Change		For the nine months ended September 30,		Change
(dollars in millions)	2022	2021	$	%	2022	2021	$	%
Operating expenses
Gaming	$757.9	$652.4	$105.5	16.2%	$2,158.1	$1,801.1	$357.0	19.8%
Food, beverage, hotel and other	199.2	160.1	39.1	24.4%	557.9	431.8	126.1	29.2%
General and administrative	277.9	376.5	(98.6)	(26.2)%	847.2	1,019.2	(172.0)	(16.9)%
Depreciation and amortization	148.7	83.7	65.0	77.7%	417.2	246.9	170.3	69.0%
Impairment losses	104.6	—	104.6	—%	104.6	—	104.6	—%
Total operating expenses	$1,488.3	$1,272.7	$215.6	16.9%	$4,085.0	$3,499.0	$586.0	16.7%

Gaming expenses consist primarily of gaming taxes, payroll, marketing and promotional, and other expenses associated with our gaming operations. Gaming expenses for the three and nine months ended September 30, 2022 increased $105.5 million and $357.0 million, respectively, compared to the prior year corresponding periods, primarily due to higher third-party service provider fees from higher online gaming activity, higher payroll expenses, and an increase in gaming taxes resulting from the increase in gaming revenues. Also included in gaming expenses are non-recurring transaction costs of $26.0 million for both the three and nine months ended September 30, 2022, related to third-party contract termination fees as we execute on our strategy to deploy our internally built technology stack, consisting of a player account management system and proprietary risk and trading platform, specific to the Interactive segment. Additionally, the nine months ended September 30, 2022 includes increased variable marketing and promotional expenses compared to the prior period.
Food, beverage, hotel and other expenses consist primarily of payroll expenses, costs of goods sold and other costs associated with our food, beverage, hotel, retail, racing, and interactive operations. Food, beverage, hotel and other expenses for the three and nine months ended September 30, 2022 increased $39.1 million and $126.1 million, respectively, compared to the prior year corresponding periods, primarily due to increased volumes, which resulted in increases in payroll expenses and cost of sales, and increases in gaming tax reimbursement amounts charged to third-party partners for online sports betting and iCasino market access.
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
For the three and nine months ended September 30, 2022, general and administrative expenses decreased by $98.6 million and $172.0 million, respectively, primarily due to a decrease in rent costs associated with our Master Leases of $84.5 million and $223.3 million, respectively, representing changes in lease classifications from operating to finance as a result of the Lease Modification as described in Note 9, “Leases” to our unaudited Consolidated Financial Statements. For the nine months ended September 30, 2022, the decrease was partially offset by increased payroll costs of $35.4 million, which reflect the current operating environment, a $12.4 million increase in facility costs due to increased volumes, and a $6.4 million loss on the sale of land.
Depreciation and amortization for the three and nine months ended September 30, 2022 increased period over period primarily due to increased amortization costs associated with our Master Leases of $46.8 million and $123.7 million, respectively, representing changes in lease classifications from operating to finance as a result of the Lease Modification as described in Note 9, “Leases” to our unaudited Consolidated Financial Statements. In addition, for the three and nine months ended September 30, 2022, amortization on other intangible assets increased by $12.3 million and $37.5 million, respectively, primarily due to the amortization of other intangible assets that resulted from our acquisition of theScore.
Impairment losses for both the three and nine months ended September 30, 2022 primarily relate to impairment charges at our Hollywood Casino at Greektown property for goodwill and other intangible assets of $37.4 million and $65.4 million, respectively, as a result of an interim impairment assessment during the third quarter of 2022. See Note 7, “Goodwill and Other Intangible Assets” to our unaudited Consolidated Financial Statements for further discussion. There were no impairment losses during the three and nine months ended September 30, 2021.
Other income (expenses)
The following table presents our consolidated other income (expenses):

	For the three months ended September 30,		Change		For the nine months ended September 30,		Change
(dollars in millions)	2022	2021	$	%	2022	2021	$	%
Other income (expenses)
Interest expense, net	$(193.3)	$(144.9)	$(48.4)	33.4%	$(547.7)	$(418.6)	$(129.1)	30.8%
Income from unconsolidated affiliates	$6.6	$9.1	$(2.5)	(27.5)%	$17.1	$27.8	$(10.7)	(38.5)%
Other	$(8.8)	$19.2	$(28.0)	N/M	$(77.7)	$43.1	$(120.8)	N/M
Income tax benefit (expense)	$182.0	$(36.4)	$218.4	N/M	$78.1	$(110.1)	$188.2	N/M
N/M - Not meaningful

Interest expense, net increased for the three and nine months ended September 30, 2022 as compared to the prior year corresponding periods, primarily due to a net increase in Master Lease interest costs due to changes in lease classifications as a result of the Lease Modification as described in Note 9, “Leases” to our unaudited Consolidated Financial Statements of $49.0 million and $123.7 million, respectively.
Income from unconsolidated affiliates relates principally to our investment in Barstool and our Kansas Entertainment and Freehold Raceway joint ventures. The decrease for the three and nine months ended September 30, 2022, compared to the prior year corresponding periods, is due to lower income earned from our investments in unconsolidated affiliates. We record our proportionate share of Barstool’s net income or loss one quarter in arrears.
Other primarily relates to realized and unrealized gains and losses on equity securities (including warrants), held by PENN Interactive, losses on early retirement of debt, unrealized gains and losses related to certain Barstool shares as well as miscellaneous income and expense items. Equity securities were provided to the Company in conjunction with entering into multi-year agreements with sports betting operators for online sports betting and iCasino market access across our portfolio. For the three months ended September 30, 2022, other income primarily consisted of unrealized holding losses of $10.8 million. For the three months ended September 30, 2021, other income primarily consisted of a realized loss of $20.1 million offset by an unrealized holding gain of $10.1 million, and a $29.9 million gain related to the valuation of our joint venture investment in Sam Houston and Valley Race Parks prior to the acquisition of the remaining 50% on August 1, 2021.
For the nine months ended September 30, 2022, other income primarily consisted of unrealized holding losses of $66.4 million on equity shares, as well as a $10.4 million loss on the early extinguishment of debt in connection with refinancing our Senior Secured Credit Facilities, as described in “Liquidity and Capital Resources.” For the nine months ended September 30, 2021, other income primarily consisted of a realized loss of $20.1 million offset by an unrealized holding gain of $28.9 million, and a $29.9 million gain related to our investment in Sam Houston and Valley Race Parks as previously described.
Income tax benefit (expense) was a $182.0 million and $78.1 million benefit for the three and nine months ended September 30, 2022, respectively, as compared to a $36.4 million and $110.1 million expense for the three and nine months ended September 30, 2021, respectively. Our effective tax rate (income taxes as a percentage of income from operations before income taxes) including discrete items was 226.7% and (62.9%) for the three and nine months ended September 30, 2022 as compared to 29.7% and 22.7% for the three and nine months ended September 30, 2021, respectively. The change in the effective rate for both the three and nine months ended September 30, 2022 as compared to the prior year corresponding periods was primarily due to the decreases to income before taxes and the release of our valuation allowance.
The reversal of our valuation allowance during the three and nine months ended September 30, 2022 was primarily due to (i) sustained growth in our three-year cumulative pretax earnings; (ii) substantial total revenues and earnings growth for the retail operating segment measured over prior periods, and (iii) lack of significant asset impairment charges. Accordingly, the valuation allowance has been reduced by $172.7 million resulting in a substantial decrease to income tax expense for the three and nine months ended September 30, 2022. See Note 11, “Income Taxes” to our unaudited Consolidated Financial Statements for further discussion.
Our effective income tax rate can vary each reporting period depending on, among other factors, the geographic and business mix of our earnings, changes to our valuation allowance, and the level of our tax credits. Certain of these and other factors, including our history and projections of pre-tax earnings, are considered in assessing our ability to realize our net deferred tax assets.

Segment comparison of the three and nine months ended September 30, 2022 and 2021
Northeast Segment

	For the three months ended September 30,		Change		For the nine months ended September 30,		Change
(dollars in millions)	2022	2021	$	%	2022	2021	$	%
Revenues
Gaming	$616.8	$616.2	$0.6	0.1%	$1,837.3	$1,745.7	$91.6	5.2%
Food, beverage, hotel and other	68.6	56.2	12.4	22.1%	191.5	150.1	41.4	27.6%
Total revenues	$685.4	$672.4	$13.0	1.9%	$2,028.8	$1,895.8	$133.0	7.0%

Adjusted EBITDAR	$217.9	$221.1	$(3.2)	(1.4)%	$637.5	$645.9	$(8.4)	(1.3)%
Adjusted EBITDAR margin	31.8%	32.9%		-110 bps	31.4%	34.1%		-270 bps
The Northeast segment’s revenues for the three months ended September 30, 2022 increased by $13.0 million over the prior year period, primarily due to inclusion of full quarter operating results of two new properties: Hollywood Casino York, which opened August 12, 2021, and Hollywood Casino Morgantown, which opened December 22, 2021, partially offset by a decrease in total revenues at our Ameristar East Chicago property due to increased competition in the Indiana region.
The Northeast segment’s revenues for the nine months ended September 30, 2022 increased by $133.0 million over the prior year period, primarily due to the inclusion of the operating results of the two new properties discussed above as well as the inclusion of Perryville, which was acquired on July 1, 2021. In addition, food, beverage, hotel and other revenues increased as we operated with increased offerings and extended hours of operations, and were partially offset by a decrease in gaming revenues at our Ameristar East Chicago property mentioned above.
For the nine months ended September 30, 2021, our Northeast segment’s operating results were negatively impacted as our properties operated within locally-restricted gaming capacity and limited food and beverage and other amenity offerings. Additionally, our Pennsylvania properties were temporarily closed for three days in January 2021, due to COVID-19 restrictions.
For the three months ended September 30, 2022, the Northeast segment’s Adjusted EBITDAR decreased $3.2 million, and Adjusted EBITDAR margin decreased to 31.8%, primarily due to additional payroll costs.
For the nine months ended September 30, 2022, the Northeast segment’s Adjusted EBITDAR decreased $8.4 million, primarily due to increased gaming taxes, variable marketing and promotional expenses, which remain below pre-pandemic levels, and payroll expenses, resulting in an Adjusted EBITDAR margin of 31.4%.
South Segment

	For the three months ended September 30,		Change		For the nine months ended September 30,		Change
(dollars in millions)	2022	2021	$	%	2022	2021	$	%
Revenues
Gaming	$260.0	$253.0	$7.0	2.8%	$807.6	$802.8	$4.8	0.6%
Food, beverage, hotel and other	69.8	65.2	4.6	7.1%	202.2	179.5	22.7	12.6%
Total revenues	$329.8	$318.2	$11.6	3.6%	$1,009.8	$982.3	$27.5	2.8%

Adjusted EBITDAR	$139.9	$137.0	$2.9	2.1%	$429.7	$448.0	$(18.3)	(4.1)%
Adjusted EBITDAR margin	42.4%	43.1%		-70 bps	42.6%	45.6%		-300 bps
The South segment’s revenues for the three months ended September 30, 2022 increased by $11.6 million from the prior year period, primarily due to the negative impact of temporary closures during the hurricane season for the three months ended September 30, 2021. Revenues for the nine months ended September 30, 2022 increased by $27.5 million from the prior year period, primarily due to strong visitation levels to our food and beverage outlets, and increased spend per guest during the first quarter of 2022.

For the three months ended September 30, 2022, the South segment’s Adjusted EBITDAR of $139.9 million and Adjusted EBITDAR margin of 42.4% remained relatively unchanged compared to the prior year quarter. For the nine months ended September 30, 2022, the South segment’s Adjusted EBITDAR decreased $18.3 million and Adjusted EBITDAR margin decreased to 42.6% primarily due to higher payroll expenses associated with hotel and food and beverage offerings and higher variable marketing and promotional expenses in previous quarters, which remain below pre-pandemic levels.
West Segment

	For the three months ended September 30,		Change		For the nine months ended September 30,		Change
(dollars in millions)	2022	2021	$	%	2022	2021	$	%
Revenues
Gaming	$102.8	$96.7	$6.1	6.3%	$295.8	$262.5	$33.3	12.7%
Food, beverage, hotel and other	53.7	49.0	4.7	9.6%	155.4	120.2	35.2	29.3%
Total revenues	$156.5	$145.7	$10.8	7.4%	$451.2	$382.7	$68.5	17.9%

Adjusted EBITDAR	$60.5	$54.5	$6.0	11.0%	$171.4	$151.1	$20.3	13.4%
Adjusted EBITDAR margin	38.7%	37.4%		130 bps	38.0%	39.5%		-150 bps
The West segment’s revenues for the three months ended September 30, 2022 increased by $10.8 million over the prior year period, primarily due to increased spend per guest. Revenues for the nine months ended September 30, 2022 increased by $68.5 million over the prior year period, primarily due to increased visitation.
During the nine months ended September 30, 2021, our West segment’s operating results were negatively impacted by the temporary closure of our Zia Park property due to the COVID-19 pandemic, which remained closed until March 5, 2021 and for an additional thirteen days in April of 2021, and our properties operated within locally restricted gaming and hotel capacity and limited food and beverage and other amenities offerings.
For the three months ended September 30, 2022, the West segment’s Adjusted EBITDAR increased $6.0 million and Adjusted EBITDAR margin increased to 38.7%, primarily due to increases in gaming and non gaming revenues from the prior year quarter.
For the nine months ended September 30, 2022, the West segment’s Adjusted EBITDAR increased $20.3 million primarily due to increases in gaming and non gaming revenues, offset by higher payroll expenses related to volume increases and higher variable marketing and promotional expenses, which remain below pre-pandemic levels, reflected in Adjusted EBITDAR margin, which decreased by 150 basis points to 38.0%.
Midwest Segment

	For the three months ended September 30,		Change		For the nine months ended September 30,		Change
(dollars in millions)	2022	2021	$	%	2022	2021	$	%
Revenues
Gaming	$268.7	$259.3	$9.4	3.6%	$792.2	$748.3	$43.9	5.9%
Food, beverage, hotel and other	29.7	26.4	3.3	12.5%	85.4	66.9	18.5	27.7%
Total revenues	$298.4	$285.7	$12.7	4.4%	$877.6	$815.2	$62.4	7.7%

Adjusted EBITDAR	$129.4	$125.8	$3.6	2.9%	$386.2	$374.0	$12.2	3.3%
Adjusted EBITDAR margin	43.4%	44.0%		-60 bps	44.0%	45.9%		-190 bps
The Midwest segment’s revenues for the three months ended September 30, 2022 increased by $12.7 million over the prior year period. The Midwest segment’s revenues for the nine months ended September 30, 2022 increased by $62.4 million over the prior year period, due to increased length of play and increased spend per guest, particularly at table games. During the nine months ended September 30, 2021, our Midwest segment’s operating results were negatively impacted as our properties operated within locally-restricted gaming capacity and limited food and beverage and other amenity offerings. Additionally, our

Illinois properties were temporarily closed for periods between fifteen and twenty-two days in January 2021, due to COVID-19 restrictions.
For the three months ended September 30, 2022, the Midwest segment’s Adjusted EBITDAR increased $3.6 million primarily due to increased gaming and non gaming revenues, partially offset by higher payroll expenses, reflected in Adjusted EBITDAR margin, which decreased by 60 basis points to 43.4%.
For the nine months ended September 30, 2022, the Midwest segment’s Adjusted EBITDAR increased $12.2 million primarily due to increases in gaming and non gaming revenues, offset by higher payroll expenses and higher variable marketing and promotional expenses, which remain below pre-pandemic levels, reflected in Adjusted EBITDAR margin, which decreased by 190 basis points to 44.0%.
Interactive Segment

	For the three months ended September 30,		Change		For the nine months ended September 30,		Change
(dollars in millions)	2022	2021	$	%	2022	2021	$	%
Revenues
Gaming	$69.2	$31.0	$38.2	123.2%	$201.4	$84.4	$117.0	138.6%
Food, beverage, hotel and other	89.5	62.0	27.5	44.4%	253.7	190.9	62.8	32.9%
Total revenues	$158.7	$93.0	$65.7	70.6%	$455.1	$275.3	$179.8	65.3%

Adjusted EBITDAR	$(49.3)	$(32.0)	$(17.3)	54.1%	$(80.1)	$(29.5)	$(50.6)	171.5%
Adjusted EBITDAR margin	(31.1)%	(34.4)%		330 bps	(17.6)%	(10.7)%		-690 bps
The Interactive segment’s revenues for the three and nine months ended September 30, 2022 increased by $65.7 million and $179.8 million, respectively, over the prior year corresponding periods, primarily due to continued increases in online activity with the launch of theScore Bet Sportsbook and Casino in Ontario and the Barstool Sportsbook in additional states, as well as the inclusion of revenues from theScore, which was acquired on October 19, 2021. Additionally, revenues are inclusive of a tax gross-up of $63.0 million and $168.7 million for the three and nine months ended September 30, 2022, respectively, compared to $44.0 million and $129.5 million for the three and nine months ended September 30, 2021, respectively.
For the three months ended September 30, 2022, the Interactive segment’s Adjusted EBITDAR decreased primarily due to increased expenses associated with the launch of online sports betting in Kansas, as well as increased expenses due to increased marketing initiatives related to our first football season in the Ontario and Louisiana markets. For the three months ended September 30, 2022, Adjusted EBITDAR margin increased due to revenues increasing at a higher rate than expenses.
For the nine months ended September 30, 2022, the Interactive segment’s Adjusted EBITDAR and Adjusted EBITDAR margin decreased primarily due to increased expenses related to ramping and launching theScore Bet Sportsbook and Casino in Ontario and the Barstool Sportsbook in additional states.
Other

	For the three months ended September 30,		Change		For the nine months ended September 30,		Change
(dollars in millions)	2022	2021	$	%	2022	2021	$	%
Revenues
Food, beverage, and other	$4.2	$3.5	$0.7	20.0%	$17.4	$6.8	$10.6	155.9%
Total revenues	$4.2	$3.5	$0.7	20.0%	$17.4	$6.8	$10.6	155.9%

Adjusted EBITDAR	$(26.5)	$(26.1)	$(0.4)	1.5%	$(73.6)	$(75.6)	$2.0	2.6%
Other consists of the Company’s stand-alone racing operations, as well as corporate overhead costs, which primarily includes certain expenses such as payroll, professional fees, travel expenses and other general and administrative expenses that do not directly relate to or have not otherwise been allocated to a property. Revenues for the three and nine months ended September 30, 2022 have increased as compared to the prior year corresponding periods, primarily due to the acquisition of Sam Houston, the remaining 50% of which was acquired on August 1, 2021.

Changes in Adjusted EBITDAR for the three and nine months ended September 30, 2022 primarily relate to changes in corporate overhead costs, which are reflective of the current operating environment.
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
We define Adjusted EBITDA as earnings before interest expense, net; income taxes; depreciation and amortization; stock-based compensation; debt extinguishment and financing charges (which are included in “other (income) expenses”); impairment losses; insurance recoveries, net of deductible charges; changes in the estimated fair value of our contingent purchase price obligations; gain or loss on disposal of assets; the difference between budget and actual expense for cash-settled stock-based awards; pre-opening expenses; and other. Adjusted EBITDA is inclusive of income or loss from unconsolidated affiliates, with our share of non-operating items (such as interest expense, net; income taxes; depreciation and amortization; and stock-based compensation expense) added back for Barstool Sports, Inc. and our Kansas Entertainment, LLC joint venture. Adjusted EBITDA is inclusive of rent expense associated with our triple net operating leases (the operating lease components contained within our triple net master lease dated November 1, 2013 with GLPI and the triple net master lease assumed in connection with our acquisition of Pinnacle Entertainment, Inc., our individual triple net leases with GLPI for the real estate assets used in the operation of Tropicana Las Vegas Hotel and Casino (terminated on September 26, 2022), Inc. and Hollywood Casino at The Meadows, and our individual triple net leases with VICI for the real estate assets used in the operations of Margaritaville Casino Resort and Hollywood Casino at Greektown). Although Adjusted EBITDA includes rent expense associated with our triple net operating leases, we believe Adjusted EBITDA is useful as a supplemental measure in evaluating the performance of our consolidated results of operations. We define Adjusted EBITDA margin as Adjusted EBITDA divided by consolidated revenues.
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

	For the three months ended September 30,		For the nine months ended September 30,
(dollars in millions)	2022	2021	2022	2021
Net income	$123.2	$86.1	$200.9	$375.7
Income tax (benefit) expense	(182.0)	36.4	(78.1)	110.1
Income from unconsolidated affiliates	(6.6)	(9.1)	(17.1)	(27.8)
Interest expense, net	193.3	144.9	547.7	418.6
Other (income) expenses	8.8	(19.2)	77.7	(43.1)
Operating income	136.7	239.1	731.1	833.5
Stock-based compensation (1)	13.6	8.5	45.1	21.9
Cash-settled stock-based award variance (1)(2)	(3.8)	5.2	(16.2)	14.3
Loss (gain) on disposal of assets (1)	(0.2)	0.3	7.0	0.1
Contingent purchase price (1)	0.1	0.6	(0.9)	1.9
Pre-opening expenses (1)(3)	0.5	1.6	4.1	2.8
Depreciation and amortization	148.7	83.7	417.2	246.9
Impairment losses (4)	104.6	—	104.6	—
Insurance recoveries, net of deductible charges (1)	(1.9)	—	(10.7)	—
Income from unconsolidated affiliates	6.6	9.1	17.1	27.8
Non-operating items of equity method investments (5)	2.6	3.0	4.7	6.0
Other expenses (1)(3)(6)	32.9	13.2	48.4	15.8
Adjusted EBITDA	440.4	364.3	1,351.5	1,171.0
Rent expense associated with triple net operating leases (1)	31.5	116.0	119.6	342.9
Adjusted EBITDAR	$471.9	$480.3	$1,471.1	$1,513.9

Net income margin	7.6%	5.7%	4.2%	8.7%
Adjusted EBITDA margin	27.1%	24.1%	28.1%	27.0%
Adjusted EBITDAR margin	29.0%	31.8%	30.5%	34.9%
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
(4)    Amount primarily relates to a $102.8 million impairment charge in the Northeast segment.
(5)    Consists principally of interest expense, net, income taxes, depreciation and amortization, and stock-based compensation expense associated with Barstool and our Kansas Entertainment joint venture. We record our portion of Barstool’s net income or loss, including adjustments to arrive at Adjusted EBITDAR, one quarter in arrears.
(6)    Consists of non-recurring acquisition and transaction costs, and finance transformation costs associated with the implementation of our new Enterprise Resource Management system.

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

	For the nine months ended September 30,		Change
(dollars in millions)	2022	2021	$	%
Net cash provided by operating activities	$760.0	$779.0	$(19.0)	(2.4)%
Net cash used in investing activities	$(180.0)	$(269.5)	$89.5	(33.2)%
Net cash (used in) provided by financing activities	$(705.2)	$375.2	$(1,080.4)	N/M
N/M - Not meaningful
Operating Cash Flow
Trends in our operating cash flows tend to follow trends in operating income, excluding non-cash charges, but can be affected by changes in working capital, the timing of significant interest payments, tax payments or refunds, and distributions from unconsolidated affiliates. Net cash provided by operating activities decreased by $19.0 million for the nine months ended September 30, 2022, primarily due to a negative impact in changes in working capital related to gaming taxes and other gaming liabilities and payroll related liabilities, partially offset by a decrease in cash paid for taxes.
Investing Cash Flow
Cash used in investing activities for the nine months ended September 30, 2022 of $180.0 million is primarily due to capital expenditures of $189.6 million and the acquisition of a $15.0 million cost method investment, offset by insurance proceeds received for losses incurred due to Hurricane Laura in 2020. For the nine months ended September 30, 2021, cash used in investing activities of $269.5 million was primarily due to the acquisitions of HitPoint, Perryville, and the remaining 50% interest of Sam Houston, purchases of gaming licenses, and capital expenditures.
Capital Expenditures
Capital expenditures are accounted for as either project capital (new facilities, expansions or return generating growth projects) or maintenance (replacement) capital expenditures. Cash provided by operating activities, as well as cash available under our Amended Revolving Credit Facility and Revolving Facility, was available to fund our capital expenditures for the nine months ended September 30, 2022 and 2021, respectively.
Capital expenditures for the nine months ended September 30, 2022 and 2021 were $189.6 million and $137.8 million, respectively. Capital expenditures related to our York and Morgantown development projects were $15.2 million and $46.6 million for the nine months ended September 30, 2022 and 2021, respectively. During the nine months ended September 30, 2022, capital expenditures also included $20.8 million in construction costs related to hurricane damage sustained at our Lake Charles property of which insurance proceeds were previously received. For the year ending December 31, 2022, our anticipated capital expenditures are approximately $300 million, which include capital expenditures of $189.6 million incurred for the nine months ended September 30, 2022 and capital expenditures required under our Triple Net Leases, which require us to spend a specified percentage of net revenues.
Financing Cash Flow
For the nine months ended September 30, 2022, net cash used in financing activities totaled $705.2 million, primarily related to $510.1 million common stock repurchases, net debt repayments of $28.1 million, $18.2 million in debt issuance costs, and $129.4 million in principal payments on our finance leases and finance obligations.
During the nine months ended September 30, 2021, cash provided by financing activities of $375.2 million was primarily due to net cash proceeds of $400.0 million related to the issuance of our 4.125% Notes due 2029.

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
At September 30, 2022, we had $2.8 billion in aggregate principal amount of indebtedness, including $1.5 billion outstanding under our Amended Credit Facilities, $400.0 million outstanding under our 5.625% senior unsecured notes, $400.0 million outstanding under our 4.125% senior unsecured notes, $330.5 million outstanding under our 2.75% Convertible Notes, and $157.2 million outstanding in other long-term obligations. No amounts were drawn on our Amended Revolving Credit Facility. After the refinancing of our Senior Secured Credit Facilities discussed above, we have no debt maturing prior to 2026. As of September 30, 2022 we had conditional obligations under letters of credit issued pursuant to the Amended Credit Facilities with face amounts aggregating to $22.7 million resulting in $977.3 million available borrowing capacity under our Amended Revolving Credit Facility.
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
As of September 30, 2022, the Company was in compliance with all required financial covenants. The Company believes that it will remain in compliance with all of its required financial covenants for at least the next twelve months following the date of filing this Quarterly Report on Form 10-Q with the SEC.
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
During the three months ended September 30, 2022, the Company repurchased 5,348,809 shares of its common stock in open market transactions for $168.0 million at an average price of $31.40 per share. During the nine months ended September 30, 2022, the Company repurchased 14,690,394 shares of its common stock in open market transactions for $510.1 million at an average price of $34.72 per share. The cost of all repurchased shares is recorded as “Treasury stock” within our unaudited Consolidated Balance Sheets.
Subsequent to the quarter ended September 30, 2022, the Company repurchased 1,005,188 million shares of its common stock at an average price of $28.95 per share for an aggregate amount of $29.1 million. The remaining availability under our $750.0 million share repurchase authorization was $211.1 million as of November 2, 2022.
Barstool

On August 17, 2022, the Company exercised its call rights to bring its ownership of Barstool to 100%. The acquisition of the remaining Barstool shares, which can be settled in cash or a combination of cash and equity at PENN’s election, is expected to be completed in February 2023, after which Barstool will be a wholly-owned subsidiary of PENN. Completion of the acquisition at that time is subject to the satisfaction of certain conditions, including regulatory approval. See Note 10, “Investments in and Advances to Unconsolidated Affiliates,” in the notes to our unaudited Consolidated Financial Statements for further discussion.
Triple Net Leases
The majority of the real estate assets used in the Company’s operations are subject to triple net master leases; the most significant of which are the PENN Master Lease and the Pinnacle Master Lease. In addition, six of the gaming facilities used in our operations are subject to individual triple net leases. We refer to the PENN Master Lease, the Pinnacle Master Lease, the Perryville Lease, the Meadows Lease, the Margaritaville Lease, the Greektown Lease, the Tropicana Lease (terminated September 26, 2022) and the Morgantown Lease, collectively, as our Triple Net Leases. The Company’s Triple Net Leases are accounted for as either operating leases, finance leases, or financing obligations.
Subsequent to quarter end, on October 9, 2022, as described in Note 9, “Leases,” in the notes to our unaudited Consolidated Financial Statements, the Company entered into the Term Sheet with GLPI. Pursuant to the Term Sheet, the Company and GLPI agreed to amend the PENN Master Lease to (i) remove the land and buildings for Aurora, Joliet, Columbus, Toledo, and M Resort and (ii) make associated adjustments to the rent under the PENN Master Lease; (iii) terminate the existing leases associated with Meadows and Perryville; and (iv) enter into the New Lease, effective on the expected date of January 1, 2023, specific to the property associated with Aurora, Joliet, Columbus, Toledo, M Resort, Meadows and Perryville. The New Lease will be cross-defaulted, cross-collateralized and coterminous with the PENN Master Lease, and subject to a parent guarantee.
The New Lease will include New Lease Base Rent equal to $232.2 million and additional rent equal to (i) 7.75% of any project funding received by PENN from GLPI for the Aurora Project and (ii) a percentage, based on then-current market conditions, of any project funding received by PENN from GLPI for the Other Development Projects. GLPI will fund up to $225 million for the Aurora Project, and GLPI has committed to fund, upon PENN’s request, up to $350 million in the aggregate for the Other Development Projects, in accordance with certain terms and conditions set forth in the Term Sheet. The New Lease Rent will be subject to a one-time increase of $1.4 million, effective the fifth anniversary of the effective date. The New Lease Rent will be further subject to a fixed escalator of 1.5% on November 1, 2023 and annually thereafter.
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

Payments to our REIT Landlords under Triple Net Leases
Total payments made to our REIT Landlords, GLPI and VICI, were as follows:

	For the three months ended September 30,		For the nine months ended September 30,
(in millions)	2022	2021	2022	2021
PENN Master Lease	$120.2	$118.4	$360.0	$357.1
Pinnacle Master Lease	84.2	82.4	250.1	245.8
Perryville Lease	1.9	1.9	5.8	1.9
Meadows Lease	6.2	6.2	18.6	18.6
Margaritaville Lease	5.9	5.9	17.8	17.6
Greektown Lease	12.8	12.9	38.5	40.3
Morgantown Lease	0.8	0.8	2.3	2.3
Total (1)	$232.0	$228.5	$693.1	$683.6
(1)Rent payable under the Tropicana Lease was nominal prior to termination on September 26, 2022. Therefore, this lease has been excluded from the table above.
Outlook
Based on our current level of operations, we believe that cash generated from operations and cash on hand, together with amounts available under our Amended Credit Facilities, will be adequate to meet our anticipated obligations under our Triple Net Leases, debt service requirements, capital expenditures and working capital needs for the foreseeable future. However, our ability to generate sufficient cash flow from operations will depend on a range of economic, competitive and business factors, many of which are outside our control. We cannot be certain: (i) of the impact of global supply chain disruptions, price inflation, and rising interest rates on the U.S. economy and the ability of our business to maintain its recovery from the impacts of the COVID-19 pandemic; (ii) that our anticipated earnings projections will be realized; (iii) that we will achieve the expected synergies from our acquisitions; and (iv) that future borrowings will be available under our Amended Credit Facilities or otherwise will be available in the credit markets to enable us to service our indebtedness or to make anticipated capital expenditures. We caution you that the trends seen at our properties, such as strong visitation and increased length of play, may not continue. In addition, while we anticipated that a significant amount of our future growth would come through the pursuit of opportunities within other distribution channels, such as retail and online sports betting, social gaming, retail gaming, and iGaming; from acquisitions of gaming properties at reasonable valuations; greenfield projects; development projects; and jurisdictional expansions and property expansion in under-penetrated markets; there can be no assurance that this will be the case. If we consummate significant acquisitions in the future or undertake any significant property expansions, our cash requirements may increase significantly and we may need to make additional borrowings or complete equity or debt financings to meet these requirements. See Part I, Item 1A. “Risk Factors” of the Company’s Form 10-K for the year ended December 31, 2021 for a discussion of additional risks related to the Company’s capital structure.
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

CRITICAL ACCOUNTING ESTIMATES
A complete discussion of our critical accounting estimates is included in our Form 10-K for the year ended December 31, 2021. With the exception of the table below, which provides updated sensitivity on the impairment of goodwill and the gaming license at Hollywood Casino at Greektown, as discussed in Note 7, “Goodwill and Other Intangible Assets,” and the income tax valuation allowance discussion below, there have been no significant changes in our critical accounting estimates during the nine months ended September 30, 2022.

		Increase (decrease) in the Recorded Amount of Impairment Loss as a Result of:
(in millions)	Carrying Amount	Discount Rate +100 bps	Terminal Growth Rate -50 bps
Goodwill
Hollywood Casino at Greektown	$67.4	$0.4	$(0.1)

Gaming licenses
Hollywood Casino at Greektown	$166.4	$14.0	$1.0

As of September 30, 2022, the Company determined that a valuation allowance was no longer required against its federal, foreign, and state net deferred tax assets for the portion that will be realized, as discussed in detail in Note 11, “Income Taxes”. As a result, the Company released $172.7 million of its total valuation allowance during the three and nine months ended September 30, 2022, due to the positive evidence outweighing the negative evidence thereby allowing the Company to achieve the “more-likely-than-not” realization standard. The most significant positive evidence that led to the reversal of the valuation allowance during this interim period included the achievement and sustained growth in our three-year cumulative pretax earnings, substantial total revenue and earnings for the retail operating segment growth over the last seven quarters, and a lack of significant asset impairment charges expected for the Company’s retail business operations or projections for the foreseeable future.
RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
For information with respect to new accounting pronouncements and the impact of these pronouncements on our unaudited Consolidated Financial Statements, see Note 3, “New Accounting Pronouncements,” in the notes to our unaudited Consolidated Financial Statements.
IMPORTANT FACTORS REGARDING FORWARD-LOOKING STATEMENTS
This Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements can be identified using forward-looking terminology such as “expects,” “believes,” “estimates,” “projects,” “intends,” “plans,” “goal,” “seeks,” “may,” “will,” “should,” or “anticipates” or the negative or other variations of these or similar words, or by discussions of future events, strategies or risks and uncertainties. Specifically, forward-looking statements include, but are not limited to, statements regarding: the Company’s expectations of future results of operations and financial condition, the assumptions provided regarding the guidance, including the scale and timing of the Company’s product and technology investments; the Company’s anticipated share repurchases; the Company’s expectations regarding results, and the impact of competition, in retail/mobile/online sportsbooks, iGaming and land-based operations; the Company’s development and launch of its Interactive segment’s products in new jurisdictions and enhancements to existing Interactive segment products, including content for the Barstool and theScore Bet iCasino apps and the migration of the Barstool Sportsbook into both our player account management system and risk and trading platforms; the Company’s expectations regarding its future investments and the future success of its products; the Company’s expectations with respect to the integration and synergies related to the Company’s acquisition of Barstool Sports; the continued growth and monetization of the Company’s media business; the Company’s expectations with respect to the ongoing introduction and the potential benefits of the cashless, cardless and contactless (3C’s) technology; the Company’s development projects, including the recently-announced prospective development projects at Hollywood Casinos Aurora, Joliet, Columbus, and the M Resort; our ability to obtain financing for our development projects on attractive terms; and the timing, cost and expected impact of planned capital expenditures on the Company’s results of operations.
Such statements are all subject to risks, uncertainties and changes in circumstances that could significantly affect the Company’s future financial results and business. Accordingly, the Company cautions that the forward-looking statements contained herein are qualified by important factors that could cause actual results to differ materially from those reflected by such statements. Such factors include: the effects of economic and market conditions in the markets in which the Company operates; competition with other entertainment, sports content, and casino gaming experiences; the timing, cost and expected impact of product and technology investments; risks relating to international operations, permits, licenses, financings, approvals and other contingencies in connection with growth in new or existing jurisdictions; and additional risks and uncertainties described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, subsequent Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, each as filed with the U.S. Securities and Exchange Commission. The Company does not intend to update publicly any forward-looking statements except as required by law. Considering these risks, uncertainties and assumptions, the forward-looking events discussed in this Form 10-Q may not occur.
ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
We are exposed to market risk from adverse changes in interest rates with respect to the short-term floating interest rates on borrowings under our Amended Credit Facilities. As of September 30, 2022, the Company’s Amended Credit Facilities had a gross outstanding balance of $1.5 billion, consisting of a $543.1 million Amended Term Loan A Facility and a $997.5 million Amended Term Loan B Facility. As of September 30, 2022, we have $977.3 million of available borrowing capacity under our Amended Revolving Credit Facility.
The table below provides information as of September 30, 2022 about our long-term debt obligations that are sensitive to changes in interest rates, including the notional amounts maturing during the twelve month period presented and the related weighted-average interest rates by maturity dates.

(dollars in millions)	10/01/22 - 9/30/23	10/01/23 - 9/30/24	10/01/24 - 9/30/25	10/01/25 - 9/30/26	10/01/26 - 9/30/27	Thereafter	Total	Fair Value
Fixed rate	$—	$—	$—	$—	$400.0	$—	$400.0	$353.6
Average interest rate					5.625%
Fixed rate	$—	$—	$—	$—	$—	$400.0	$400.0	$306.6
Average interest rate						4.125%
Fixed rate	$—	$—	$—	$330.5	$—	$—	$330.5	$457.8
Average interest rate				2.75%
Variable rate	$37.5	$37.5	$37.5	$37.5	$443.1	$947.5	$1,540.6	$1,491.1
Average interest rate (1)	5.51%	5.46%	5.41%	5.37%	5.06%	6.16%
(1)Estimated rate, reflective of forward SOFR as of September 30, 2022 plus the spread over SOFR applicable to variable-rate borrowing.
Foreign Currency Exchange Rate Risk
We are exposed to currency translation risk because the results of our international entities are reported in local currency, which we then translate to U.S. dollars for inclusion in our unaudited Consolidated Financial Statements. As a result, changes between the foreign exchange rates, in particular the Canadian dollar compared to the U.S. dollar, affect the amounts we record for our foreign assets, liabilities, revenues and expenses, and could have a negative effect on our financial results. The results of theScore are reported in Canadian dollars, which we then translate to U.S. dollars for inclusion in our unaudited Consolidated Financial Statements. We do not currently enter into hedging arrangements to minimize the impact of foreign currency fluctuations on our operations. For the three and nine months ended September 30, 2022, we incurred an unrealized foreign currency translation adjustment loss of $119.8 million and $146.7 million, respectively.
ITEM 4.CONTROLS AND PROCEDURES
The Company’s management, under the supervision and with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of September 30, 2022. Based on this evaluation, our principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2022 to ensure that information required to be disclosed by the Company in reports we file or submit under the Exchange Act is (i) recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the United States Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to the Company’s management, including the Company’s principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.
During the quarter ended September 30, 2022, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table presents the total number of shares of our common stock that we repurchased during the third quarter of 2022, the average price paid per share, the number of shares that we repurchased as part of our share repurchase program, and the approximate dollar value of shares that still could have been repurchased at the end of the applicable fiscal period pursuant to our share repurchase program:

(dollars in millions, except per share data)	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (2)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Program
July 1, 2022 - July 31, 2022	2,798,379	$31.26	2,798,008	$320.6
August 1, 2022 - August 31, 2022	1,210,946	$33.92	1,210,091	$279.6
September 1, 2022 - September 30, 2022	1,374,161	$29.44	1,340,710	$240.2
Total	5,383,486	$31.40	5,348,809
(1)Includes 371, 855, and 33,451 shares withheld to pay taxes due upon the vesting of employee restricted stock for the months ended July 31, August 31, and September 30, 2022, respectively.
(2)On February 1, 2022, our Board of Directors authorized and announced the repurchase of up to $750.0 million of our common stock from time to time on the open market or in privately negotiated transactions. The share purchase authorization expires on January 31, 2025. Stock repurchases, if any, will be funded using our available liquidity. The timing and amount of stock repurchases will depend on a variety of factors, including the market conditions as well as corporate and regulatory considerations. As of September 30, 2022, we have repurchased a total of 14,690,394 shares of our common stock at an average price of $34.72.
ITEM 5. OTHER INFORMATION
The Company entered into a new Executive Agreement with its Chief Executive Officer, Jay Snowden on November 2, 2022. The Executive Agreement supersedes Mr. Snowden’s prior executive agreement (scheduled to expire on January 1, 2023), is effective as of November 2, 2022, and terminates on January 1, 2026 (the “Term”) unless earlier terminated by either party. The Executive Agreement provides that, effective January 1, 2023, Mr. Snowden’s annual base salary will be $1.8 million and his target annual bonus will be 250% of his base salary.
In the event Mr. Snowden’s employment is terminated without cause (as defined in the Executive Agreement), or Mr. Snowden resigns for good reason (as defined in the Executive Agreement), or the Executive Agreement is not renewed at the end of the Term, Mr. Snowden will be entitled to (i) severance payments equal to a multiple of the sum of (a) his annual base salary and (b) his target annual bonus, and (ii) pro rata annual bonus for the fiscal year in which termination occurs. The severance multiple is two times (2x) in the case of a termination that occurs outside of the CoC Protection Period and two and one-half times (2.5x) in the case of a termination that occurs during the twenty-four months following a change of control (the “CoC Protection Period”).
Prior to receipt of any severance payments, Mr. Snowden must execute a general release in favor of the Company and its affiliates.
The Executive Agreement also contains customary confidentiality, non-competition and non-solicitation provisions. Mr. Snowden has agreed not to disclose or use the Company’s confidential information. In addition, Mr. Snowden has agreed not to compete with the Company for a period of (i) twelve months following the termination date if he is terminated in a manner in which no severance is paid or (ii) the twenty-four months following the termination date if he receives severance. Mr. Snowden has agreed not to solicit or hire an executive or management level employee of the Company or its affiliates for a period of 18 months following termination.
The summary of the material terms of the Executive Agreement described above is qualified in its entirety by reference to the Executive Agreement, a copy of which is attached hereto as Exhibit 10.2 and is incorporated herein by reference.
The Company entered into a new Executive Agreement with its Executive Vice President – Operations, Todd George, on November 2, 2022. The Executive Agreement supersedes Mr. George’s prior executive agreement (scheduled to expire on January 1, 2023), is effective as of November 2, 2022, and terminates on January 1, 2026 (the “Term”) unless earlier terminated by either party. The Executive Agreement provides that, effective January 1, 2023, Mr. George’s annual base salary will be $900,000 and his target annual bonus will be 100% of his base salary.
In the event Mr. George’s employment is terminated without cause (as defined in the Executive Agreement), or Mr. George resigns for good reason (as defined in the Executive Agreement), or the Executive Agreement is not renewed at the end of the Term, Mr. George will be entitled to (i) severance payments equal to the sum of (a) two times his annual base salary and (b) and one and one half times his target annual bonus (or two times his target annual bonus if the termination occurs during the twenty-four months following a change of control), and (ii) pro rata annual bonus for the fiscal year in which termination occurs.
Prior to receipt of any severance payments, Mr. George must execute a general release in favor of the Company and its affiliates.
The Executive Agreement also contains customary confidentiality, non-competition and non-solicitation provisions. Mr. George has agreed not to disclose or use the Company’s confidential information. In addition, Mr. George has agreed not to compete with the Company for a period of (i) twelve months following the termination date if he is terminated in a manner in which no severance is paid or (ii) the twenty-four months following the termination date if he receives severance. Mr. George has agreed not to solicit or hire an executive or management level employee of the Company or its affiliates for a period of 18 months following termination.
The summary of the material terms of the Executive Agreement described above is qualified in its entirety by reference to the Executive Agreement, a copy of which is attached hereto as Exhibit 10.3 and is incorporated herein by reference.

ITEM 6. EXHIBITS

Exhibit
Number	Description of Exhibit

10.1*†	Executive Agreement, dated March 10, 2022 between PENN Entertainment, Inc. and Chris Rogers.

10.2*†	Executive Agreement, dated November 2, 2022 between PENN Entertainment, Inc. and Jay Snowden.

10.3*†	Executive Agreement, dated November 2, 2022 between PENN Entertainment, Inc. and Todd George.

31.1*	CEO Certification pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	CFO Certification pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	CEO Certification pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

32.2**	CFO Certification pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Inline XBRL File (included in Exhibit 101)

*	Filed herewith.

**	Furnished herewith.

†	Management contract or compensatory plan or arrangement

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PENN ENTERTAINMENT, INC.
Dated:	November 3, 2022	By:	/s/ Christine LaBombard
Christine LaBombard
Senior Vice President and Chief Accounting Officer