Form 10-K
period 2022-12-31
PENN Entertainment, Inc.
filed 2023-02-23
CIK 921738

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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

As of June 30, 2022, the aggregate market value of the voting common stock held by non-affiliates of the registrant was $4.8 billion. Such aggregate market value was computed by reference to the closing price of the common stock as reported on the NASDAQ Global Select Market on June 30, 2022. As of February 16, 2023, the number of shares of the registrant’s common stock outstanding was 152,591,359.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive 2023 proxy statement, anticipated to be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year, are incorporated by reference into Part III of this Form 10-K.

PENN ENTERTAINMENT, INC.
SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS
This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are included throughout the document, including within “Item 1A. Risk Factors,” and relate to the business strategy, prospects and financial position of PENN Entertainment, Inc., together with its subsidiaries (“PENN,” the “Company,” “we,” “our,” or “us”). These statements can be identified by the use of forward-looking terminology such as “expects,” “believes,” “estimates,” “projects,” “intends,” “plans,” “goal,” “seeks,” “may,” “will,” “should,” or “anticipates” or the negative or other variations of these or similar words, or by discussions of future events, strategies or risks and uncertainties. Specifically, forward-looking statements include, but are not limited to, statements regarding: future revenue and Adjusted EBITDAR; the Company’s anticipated share repurchases; the Company’s expectations of future results of operations and financial condition, including the scale and timing of the Company’s product and technology investments; the Company’s expectations regarding results, and the impact of competition in retail/mobile/online sportsbooks, iCasino, online social gaming, and retail operations; the Company’s development and launch of its Interactive segment’s products in new jurisdictions and enhancements to existing Interactive segment products, including the content for the Barstool Sportsbook and theScore Bet Sportsbook and Casino apps and the migration of the Barstool Sportsbook into both our proprietary player account management system and risk and trading platforms; the Company’s expectations regarding its acquisition of Barstool Sports, Inc. (“Barstool”) and the future success of its products; the Company’s expectations with respect to the integration and synergies related to the Company’s integration of Score Media and Gaming, Inc. and Barstool; the continued growth and monetization of the Company’s media business; the Company’s expectations with respect to the ongoing introduction and the potential benefits of the cashless, cardless and contactless (“3Cs”) technology; the Company’s development projects, including the prospective development projects at Hollywood Casino Aurora, Hollywood Casino Joliet, Hollywood Casino Columbus and the M Resort Spa Casino; our ability to obtain financing for our development projects on attractive terms; and the timing, cost and expected impact of planned capital expenditures on the Company’s results of operations; the actions of regulatory, legislative, executive or judicial decisions at the federal, state, provincial or local level with regard to our business and the impact of any such actions.
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

PART I
ITEM 1.BUSINESS
Overview
On August 4, 2022, Penn National Gaming, Inc. was renamed PENN Entertainment, Inc. PENN Entertainment, Inc., together with its subsidiaries (“PENN,” the “Company,” “we,” “our,” or “us”), is North America’s leading provider of integrated entertainment, sports content, and casino gaming experiences. As of December 31, 2022, PENN operated 43 properties in 20 states, online sports betting in 15 jurisdictions and iCasino in five jurisdictions, under a portfolio of well-recognized brands including Hollywood Casino®, L’Auberge®, Barstool Sportsbook®, and theScore Bet Sportsbook and Casino®. As of the issuance date of this report, PENN operates online sports betting in 16 jurisdictions upon the addition of Ohio in January 2023. PENN’s highly differentiated strategy, which is focused on organic cross-sell opportunities, is reinforced by its investments in market-leading retail casinos, sports media assets, technology, including a state-of-the-art, fully integrated digital sports and iCasino betting platform, and an in-house iCasino content studio. The Company’s portfolio is further bolstered by its industry-leading mychoice® customer loyalty program (the “mychoice program”), which offers our approximately 26 million members a unique set of rewards and experiences across business channels.
Reportable Segments
We have five reportable segments: Northeast, South, West, Midwest, and Interactive. Our retail gaming and racing properties are grouped into reportable segments by geographic region and each is viewed as an operating segment with the exception of our two properties in Jackpot, Nevada, which are viewed as one operating segment. We also consider our combined Video Gaming Terminal (“VGT”) operations, by state, to be separate operating segments. Interactive includes all of our online sports betting, iCasino and online social gaming operations, management of retail sports betting, media, and our proportionate share of earnings attributable to our equity method investment in Barstool Sports, Inc. (“Barstool”). See Note 18, “Segment Information,” for further information.
Retail Operations
As of December 31, 2022, we owned, managed, or had ownership interests in 43 gaming and racing properties in 20 states. In addition, we offer live sports betting at our properties in twelve states.
Operating Properties
The table below summarizes certain features of the properties owned, operated or managed by us as of December 31, 2022, by reportable segment (all area and capacity metrics are approximate):

	Location	Real Estate Assets Lease or Ownership Structure	Type of Facility	Gaming Square Footage	Gaming Machines	Table Games (1)	Hotel Rooms
Northeast segment
Ameristar East Chicago (2)	East Chicago, IN	Pinnacle Master Lease	Dockside gaming	58,500	1,273	46	288
Hollywood Casino Bangor	Bangor, ME	PENN Master Lease	Land-based gaming/racing	31,750	681	14	152
Hollywood Casino at Charles Town Races (2)	Charles Town, WV	PENN Master Lease	Land-based gaming/racing	115,000	1,900	66	153
Hollywood Casino Columbus (3)	Columbus, OH	PENN Master Lease	Land-based gaming	180,500	1,612	54	—
Hollywood Casino at Greektown (2)	Detroit, MI	Greektown Lease	Land-based gaming	100,000	2,145	63	400
Hollywood Casino Lawrenceburg (2)(4)	Lawrenceburg, IN	PENN Master Lease	Dockside gaming	149,500	1,350	61	463
Hollywood Casino Morgantown (2)(5)	Morgantown, PA	Morgantown Lease	Land-based gaming	81,000	736	30	—
Hollywood Casino at PENN National Race Course (2)	Grantville, PA	PENN Master Lease	Land-based gaming/racing	99,500	1,803	55	—
Hollywood Casino Perryville (2)(3)	Perryville, MD	Perryville Lease	Land-based gaming	34,500	766	13	—
Hollywood Casino at The Meadows (2)(3)	Washington, PA	Meadows Lease	Land-based gaming/racing	125,000	2,006	96	—
Hollywood Casino Toledo (3)	Toledo, OH	PENN Master Lease	Land-based gaming	135,000	1,725	47	—
Hollywood Casino York (2)	York, PA	Operating Lease (not with REIT Landlord)	Land-based gaming	80,000	570	26	—
Hollywood Gaming at Dayton Raceway	Dayton, OH	PENN Master Lease	Land-based gaming/racing	43,000	996	—	—
Hollywood Gaming at Mahoning Valley Race Course	Youngstown, OH	PENN Master Lease	Land-based gaming/racing	54,000	1,019	—	—
Marquee by PENN (6)	Pennsylvania	N/A	Land-based gaming	N/A	140	—	—
Plainridge Park Casino	Plainville, MA	Pinnacle Master Lease	Land-based gaming/racing	50,000	939	—	—

South segment
1st Jackpot Casino (2)	Tunica, MS	PENN Master Lease	Dockside gaming	40,000	758	11	—
Ameristar Vicksburg (2)	Vicksburg, MS	Pinnacle Master Lease	Dockside gaming	70,000	976	19	148
Boomtown Biloxi (2)	Biloxi, MS	PENN Master Lease	Dockside gaming	34,500	563	22	—
Boomtown Bossier City (2)	Bossier City, LA	Pinnacle Master Lease	Dockside gaming	30,000	765	12	187
Boomtown New Orleans (2)	New Orleans, LA	Pinnacle Master Lease	Dockside gaming	30,000	950	26	150
Hollywood Casino Gulf Coast (2)	Bay St. Louis, MS	PENN Master Lease	Land-based gaming	51,000	777	20	291
Hollywood Casino Tunica (2)	Tunica, MS	PENN Master Lease	Dockside gaming	54,000	783	11	494
L’Auberge Baton Rouge (2)	Baton Rouge, LA	Pinnacle Master Lease	Dockside gaming	71,500	1,019	47	205
L’Auberge Lake Charles (2)	Lake Charles, LA	Pinnacle Master Lease	Dockside gaming	71,200	1,391	80	995
Margaritaville Resort Casino (2)	Bossier City, LA	Margaritaville Lease	Dockside gaming	30,000	991	49	395

West segment
Ameristar Black Hawk (2)	Black Hawk, CO	Pinnacle Master Lease	Land-based gaming	56,000	914	37	536
Cactus Petes and Horseshu (2)	Jackpot, NV	Pinnacle Master Lease	Land-based gaming	29,000	688	14	416
M Resort Spa Casino (2)(3)	Henderson, NV	PENN Master Lease	Land-based gaming	96,000	1,024	37	390
Zia Park Casino	Hobbs, NM	PENN Master Lease	Land-based gaming/racing	18,000	718	—	154

Midwest segment
Ameristar Council Bluffs (2)(7)	Council Bluffs, IA	Pinnacle Master Lease	Dockside gaming	35,000	1,304	20	444
Argosy Casino Alton (2)(8)	Alton, IL	PENN Master Lease	Dockside gaming	23,000	425	9	—
Argosy Casino Riverside	Riverside, MO	PENN Master Lease	Dockside gaming	56,000	1,098	37	258
Hollywood Casino Aurora (2)(3)	Aurora, IL	PENN Master Lease	Dockside gaming	53,000	831	27	—
Hollywood Casino Joliet (2)(3)	Joliet, IL	PENN Master Lease	Dockside gaming	50,000	952	26	100
Hollywood Casino at Kansas Speedway (2)(9)	Kansas City, KS	Owned - joint venture	Land-based gaming	95,000	1,645	28	—
Hollywood Casino St. Louis	Maryland Heights, MO	PENN Master Lease	Dockside gaming	120,000	1,646	48	502
Prairie State Gaming (6)	Illinois	N/A	Land-based gaming	N/A	2,346	—	—
River City Casino	St. Louis, MO	Pinnacle Master Lease	Dockside gaming	90,000	1,741	39	200

Other
Freehold Raceway (10)	Freehold, NJ	Owned - joint venture	Standardbred racing	—	—	—	—
Retama Park Racetrack (11)	Selma, TX	None - Managed	Thoroughbred racing	—	—	—	—
Sam Houston Race Park	Houston, TX	Owned	Thoroughbred racing	—	—	—	—
Sanford-Orlando Kennel Club (12)	Longwood, FL	Owned	Simulcasting/restaurant	—	—	—	—
Valley Race Park (13)	Harlingen, TX	Owned	Greyhound racing	—	—	—	—
				2,540,450	43,966	1,190	7,321
(1)Excludes poker tables.
(2)Property offers a sportsbook for live sports betting.
(3)Property transferred to 2023 Master Lease (as defined in Note 12, “Leases”, in the notes to our Consolidated Financial Statements), effective January 1, 2023.
(4)Includes 168 rooms at our hotel and event center located less than a mile from the gaming facility.
(5)Upon termination of the Morgantown Lease, ownership of the constructed building and all tenant improvements will transfer from the Company to GLPI.
(6)VGT route operations.
(7)Includes 284 rooms operated by a third-party and located on land leased by us and subleased to such third-party.
(8)The riverboat is owned by us and not subject to the PENN Master Lease.
(9)Pursuant to a joint venture with NASCAR.
(10)Pursuant to a joint venture with Greenwood Limited Jersey, Inc., a subsidiary of Greenwood Racing, Inc.
(11)Pursuant to a management contract with Retama Development Corporation.
(12)In the fourth quarter of 2020, we sold the land underlying the Sanford-Orlando Kennel Club racetrack which discontinued our live racing operations. We continue to operate our simulcast racing business.
(13)In March 2020 Valley Race Park closed due to COVID-19 and remains non-operational.
Northeast Segment
Ameristar East Chicago is located less than 25 miles from downtown Chicago, Illinois and offers guests a gaming and entertainment experience in the Chicago metropolitan area. In addition to gaming amenities, the property features a full-service hotel, a Barstool Sportsbook for live sports betting, a fitness center, dining venues, and a lounge.

Hollywood Casino Bangor is located less than five miles from the Bangor airport in Maine. The property features slot machines, table games, a hotel with 5,100 square feet of meeting and multipurpose space, and dining and entertainment options. Bangor Raceway, which is adjacent to the property, is located at historic Bass Park and includes a one-half mile standardbred racetrack and a 12,000 square foot grandstand capable of seating 3,500 patrons.
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
Hollywood Casino Columbus is a Hollywood-themed casino located in Columbus, Ohio. It features slot machines, table games and poker tables as well as multiple food and beverage outlets, and an entertainment lounge. On January 1, 2023, Hollywood Casino Columbus opened a Barstool Sportsbook for live sports betting.
Hollywood Casino at Greektown is located in the Greektown district of Detroit, Michigan, and is one of four casino hotels in the Detroit-Windsor area. In addition to slot machines, table games, poker tables and a Barstool Sportsbook for live sports betting, the property features a 30-story hotel, several food and beverage options from casual to fine dining, as well as 10,000 square feet of convention and banquet space.
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
Hollywood Casino at PENN National Race Course is located 15 miles northeast of Harrisburg, Pennsylvania. This gaming facility also includes a variety of dining and entertainment options, as well as a Barstool Sportsbook for live sports betting and a viewing area for live racing. The property includes a one-mile all-weather lighted thoroughbred racetrack and a 7/8-mile turf track.
Hollywood Casino Perryville is a Hollywood-themed casino located near the Susquehanna River in Perryville, Maryland, approximately 45 miles east of Baltimore, Maryland. It features slot machines, table games and poker tables, and a Barstool Sportsbook for live sports betting, as well as a variety of dining options.
Hollywood Casino at The Meadows is located in Washington, Pennsylvania, approximately 25 miles south of Pittsburgh, Pennsylvania. In addition to gaming amenities, the property offers a Barstool Sportsbook for live sports betting, several dining options, as well as an event and banquet center, a simulcast betting parlor, a 5/8th mile harness racetrack and a bowling alley.
Hollywood Casino Toledo is a Hollywood-themed casino, located on the bank of the Maumee River in Toledo, Ohio. The property features slot machines, table games and poker tables, as well as multiple food and beverage outlets and an entertainment lounge. On January 1, 2023, Hollywood Casino Toledo opened a Barstool Sportsbook for live sports betting.
Hollywood Casino York is a casino located within the York Galleria Mall, approximately an hour drive north of Baltimore, Maryland. It features slot machines, table games, and a Barstool Sportsbook for live sports betting, as well as casual dining options.
Hollywood Gaming at Dayton Raceway is a Hollywood-themed casino and raceway located in Dayton, Ohio. It features video lottery terminals, a 5/8-mile standardbred racetrack, as well as various restaurants and bars, amongst other amenities. On January 1, 2023, Hollywood Gaming at Dayton Raceway opened a Barstool Sportsbook for live sports betting.
Hollywood Gaming at Mahoning Valley Race Course is a Hollywood-themed casino and raceway located in Youngstown, Ohio featuring video lottery terminals and a one-mile thoroughbred racetrack. The property also includes various restaurants, and bars, amongst other amenities. On January 1, 2023, Hollywood Gaming at Mahoning Valley opened a Barstool Sportsbook for live sports betting.
Marquee by PENN is our licensed VGT route operator with a network of 28 truck stop establishments in Pennsylvania.

Plainridge Park Casino is located 20 miles southwest of the Boston beltway just off interstate 95 in Plainville, Massachusetts. In addition to gaming offerings, Plainridge Park Casino features various restaurants and bars, along with a 5/8-mile live harness racing facility with a two-story clubhouse for simulcast operations, special events, and live racing viewing. On January 31, 2023, Plainridge Park Casino opened a Barstool Sportsbook for live sports betting.
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
Boomtown New Orleans is located in the West Bank area across the Mississippi River, approximately 15 minutes from the French Quarter of New Orleans, Louisiana. In addition to gaming amenities and a sportsbook for live sports betting, the property also features a five-story hotel, several restaurants, and over 14,000 square feet of meeting and conference space.
Hollywood Casino Gulf Coast is located in Bay St. Louis, Mississippi and features slot machines, table games, poker tables and a sportsbook for live sports betting. The property also features a golf course, various dining options, an RV park and a marina amongst other amenities. The waterfront hotel includes a 10,000 square foot ballroom, and six separate meeting rooms offering more than 13,000 square feet of meeting space.
Hollywood Casino Tunica is a Hollywood-themed casino, located less than 10 miles from Tunica County River Park. In addition to gaming offerings, it features a sportsbook for live sports betting, a hotel, a 123-space recreational vehicle park, various dining and bar options, and banquet and meeting facilities.
L’Auberge Baton Rouge is located approximately ten miles southeast of downtown Baton Rouge, Louisiana. The property features a 12-story hotel, slots, table games, poker, a Barstool Sportsbook for live sports betting, a variety of dining choices, and 13,000 square feet of meeting and event space.
L’Auberge Lake Charles offers one of the closest full-scale casino hotel facilities to Houston, Texas, as well as to the Austin, Texas and San Antonio, Texas metropolitan areas. The location is approximately 140 miles from Houston and approximately 300 miles and 335 miles from Austin and San Antonio, respectively. In addition to gaming amenities and a Barstool Sportsbook for live sports betting, the property features several dining outlets, a golf course, a full-service spa, and more than 26,000 square feet of meeting and event space.
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
Cactus Petes and Horseshu (collectively, “the Jackpot Properties”) are located just south of the Idaho border in Jackpot, Nevada. The Jackpot Properties collectively feature two hotels, several dining options, a 4,000 seat amphitheater, a showroom, a live entertainment lounge, a sportsbook for live sportsbetting, and meeting and event facilities.

M Resort Spa Casino, located approximately ten miles from the Las Vegas strip in Henderson, Nevada, is situated at the southeast corner of Las Vegas Boulevard and St. Rose Parkway. The resort features slot machines, table games and a sportsbook for live sports betting, as well as a hotel and a variety of dining and bar options. The property also features more than 60,000 square feet of meeting and conference space, a spa and fitness center, and a 100,000 square foot event center.
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
Argosy Casino Alton is located on the Mississippi River in Alton, Illinois, approximately 20 miles northeast of downtown St. Louis, Missouri. Argosy Casino Alton is a three-deck riverboat featuring slot machines, table games and a sportsbook for live betting. Argosy Casino Alton includes an entertainment pavilion and features a deli, a Sportsbook viewing lounge and a 475-seat main showroom.
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
Hollywood Casino at Kansas Speedway, our 50% joint venture with NASCAR, is located in Kansas City, Kansas. It features slot machines, table games, poker tables and a Barstool Sportsbook for live sports betting, and offers a variety of dining and entertainment facilities and a meeting room.
Hollywood Casino St. Louis is located adjacent to the Missouri River directly off I-70 and approximately 22 miles northwest of downtown St. Louis, Missouri. The facility features slot machines, table games, poker tables, a hotel, and a variety of dining and entertainment venues.
Prairie State Gaming is our licensed VGT route operator in Illinois across a network of over 420 bar and/or retail gaming establishments in seven distinct geographic areas throughout Illinois.
River City Casino is located in the St. Louis, Missouri metropolitan area, just south of the confluence of the Mississippi River and the River des Peres in the south St. Louis community of Lemay, Missouri. River City Casino features a hotel, multiple dining outlets, an entertainment lounge, and over 10,000 square feet of conference space.
Interactive Operations
PENN Interactive operates our online sports betting and casino app called Barstool Sportsbook and Casino, which, as of December 31, 2022, is live in 14 states, four of which also offer iCasino. In addition, PENN Interactive operates retail sportsbooks across the Company’s portfolio, including, as of December 31, 2022, 25 internally-branded or Barstool-branded retail sportsbooks located at the Company’s properties in Colorado, Illinois, Indiana, Iowa, Kansas, Louisiana, Maryland, Michigan, Mississippi, Pennsylvania and West Virginia. As of the issuance date of this report, PENN Interactive operates online sports betting in 15 states and 30 internally-branded or Barstool-branded retail sportsbooks within the Company’s portfolio upon the addition of Ohio and Massachusetts in January 2023. Additionally, as of January 2023, PENN Interactive provides sportsbook management services outside of our Company’s portfolio.
Further, PENN Interactive has entered into multi-year agreements with leading sports betting operators for online sports betting and iCasino market access across our portfolio of properties. Pursuant to these agreements, as of December 31, 2022, such sports betting and iCasino operators have commenced operations in Indiana, Louisiana, Pennsylvania, and West Virginia. Ohio was added in January 2023. PENN Interactive also creates interactive casino content through its in-house content development arm, PENN Game Studios, and operates multiple additional iGaming platforms across its portfolio.
theScore. On October 19, 2021, we completed the acquisition of Score Media and Gaming, Inc. (“theScore”) for a purchase price of approximately $2.1 billion. theScore’s media app delivers users highly-personalized live scores, news, stats, and betting information from their favorite teams, leagues, and players. theScore Bet Sportsbook and Casino, theScore’s sports betting app, delivers an immersive and holistic mobile sports betting and iCasino gaming experience, leveraging theScore’s proprietary player account management and risk and trading platforms, and is currently available to place wagers on its online sportsbook and iCasino in Ontario, Canada. The acquisition provides us with the technology, resources and audience reach to accelerate our media and sports betting strategy across North America. For additional information on our acquisitions, see Note 6, “Acquisitions and Dispositions.”
Barstool. PENN Entertainment, Inc., through a wholly-owned subsidiary, held a 36% equity interest in Barstool. Under this strategic relationship, Barstool exclusively promotes the Company’s iCasinos and sports betting products, including the Barstool Sportsbook and Casino mobile app, as well as our retail gaming and racing properties to its national audience, and granted us the sole right to utilize the Barstool brand for all of our online and retail sports betting and iCasino products. Subsequent to year end, on February 17, 2023, we completed the acquisition of all of the outstanding shares of common stock of Barstool not already owned by us for approximately $388 million, excluding transaction expenses, repayment of Barstool indebtedness and other purchase price adjustments (the “Barstool Acquisition”). We issued 2,442,809 shares of our common equity to certain former stockholders of Barstool for the Barstool Acquisition (see Note 15, “Stockholders’ Equity,” for further information) and utilized approximately $315 million of cash to complete the Barstool Acquisition, inclusive of transaction expenses and repayment of Barstool indebtedness. As of the closing of the Barstool Acquisition, Barstool became an indirect wholly owned subsidiary of PENN. See Note 7, “Investments in and Advances to Unconsolidated Affiliates” for additional detail on our acquisition of the remaining Barstool shares.
Other
Freehold Raceway. Through our joint venture in Pennwood Racing, Inc. (“Pennwood”), we own 50% of Freehold Raceway. The property features a half-mile standardbred racetrack and a 118,000 square foot grandstand. In addition, through our Pennwood joint venture, we own 50% of a leased off-track wagering (“OTW”) facility in Toms River, New Jersey, and operate another OTW facility, which we constructed, in Gloucester Township, New Jersey.
Retama Park Racetrack. We have a management contract with Retama Development Corporation, a local government corporation of the City of Selma, Texas, to manage the day-to-day operations of Retama Park Racetrack. In addition, we own 1.0% of the equity of Retama Nominal Holder, LLC, which holds a nominal interest in the racing license used to operate Retama Park Racetrack. Additionally, we own a 75.5% interest in Pinnacle Retama Partners, LLC, which owns the contingent gaming rights that may arise if gaming under the existing racing license becomes legal in Texas in the future.
Sam Houston Race Park and Valley Race Park. Sam Houston Race Park, which is located 15 miles northwest from downtown Houston, Texas along Beltway 8, hosts thoroughbred and quarter horse racing and offers daily simulcast operations, as well as hosts various special events, private parties and meetings throughout the year. Valley Race Park is a 91,000 square foot property that previously conducted greyhound racing and simulcasting. Valley Race Park has not been open since March 2020. We acquired the remaining 50% of these properties, as well as a license for a racetrack in Manor, Texas, just outside of Austin, on August 1, 2021.
Sanford-Orlando Kennel Club. The former greyhound racetrack and related property was sold to a land developer during the fourth quarter of 2020. The remaining facility and parking lot area is owned by the Company and operates a restaurant and offers year-round simulcast operations.
Triple Net Leases
The majority of the real estate assets (i.e., land and buildings) used in our operations are subject to triple net master leases; the most significant of which are the PENN Master Lease and the Pinnacle Master Lease (as such terms are defined below and collectively referred to as the “Master Leases”), with Gaming and Leisure Properties, Inc. (Nasdaq: GLPI) (“GLPI”), a real estate investment trust (“REIT”). As of December 31, 2022, in addition to the Master Leases, five individual gaming facilities used in our operations are subject to individual triple net leases. Under triple net leases, in addition to lease payments for the real estate assets, the Company is required to pay the following, among other things: (i) all facility maintenance; (ii) all insurance required in connection with the leased properties and the business conducted on the leased properties; (iii) taxes levied on or with respect to the leased properties (other than taxes on the income of the lessor); (iv) all tenant capital improvements; and (v) all utilities and other services necessary or appropriate for the leased properties and the business conducted on the leased properties.
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
On October 9, 2022, the Company entered into a binding term sheet (the “Term Sheet”) with GLPI. Pursuant to the Term Sheet, the Company and GLPI agreed to amend and restate the PENN Master Lease (the “Amended and Restated PENN Master Lease”) to (i) remove the land and buildings for Hollywood Casino Aurora (“Aurora”), Hollywood Casino Joliet (“Joliet”), Hollywood Casino Columbus (“Columbus”), Hollywood Casino Toledo (“Toledo”) and the M Resort Spa Casino (“M Resort”); (ii) make associated adjustments to the rent after which the initial rent in the Amended and Restated PENN Master Lease will be $284.1 million, consisting of $208.2 million of Building Base Rent, $43.0 million of Land Base Rent and $32.9 million of Percentage Rent (as such terms are defined in the Amended and Restated PENN Master Lease); and (iii) terminate the existing leases associated with Hollywood Casino at The Meadows (“Meadows”) and Hollywood Casino Perryville (“Perryville”). This Amended and Restated PENN Master Lease was executed on February 21, 2023 with an effective date of January 1, 2023, subsequent to year end. See Note 12, “Leases”, in the notes to our Consolidated Financial Statements for further discussion.
2023 Master Lease
As part of the Term Sheet and concurrent with the execution of the Amended and Restated PENN Master Lease described above, the Company and GLPI agreed to enter into a new master lease (the “2023 Master Lease”), effective January 1, 2023, specific to the properties associated with Aurora, Joliet, Columbus, Toledo, M Resort, Meadows, and Perryville, and a master development agreement (the “Master Development Agreement”). The 2023 Master Lease has an initial term through October 31, 2033 with three subsequent five-year renewal periods on the same terms and conditions, exercisable at the Company’s option. The 2023 Master Lease will be cross-defaulted, cross-collateralized, and coterminous with the Amended and Restated PENN Master Lease and subject to a parent guarantee.
Pinnacle Master Lease
In connection with the acquisition of Pinnacle Entertainment, Inc. (“Pinnacle”) in 2018, the Company assumed a triple net master lease with GLPI (“Pinnacle Master Lease”), originally effective April 28, 2016. Pursuant to the Pinnacle Master Lease, the Company leases real estate assets associated with 12 of the gaming facilities used in its operations from GLPI. Upon assumption of the Pinnacle Master Lease, as amended, there were 7.5 years remaining of the initial ten-year term, with five subsequent, five-year renewal periods exercisable at the Company’s option. Furthermore, in conjunction with the acquisition of Pinnacle, GLPI acquired the real estate assets associated with Plainridge Park Casino and leased back such assets to the Company pursuant to an amendment to the Pinnacle Master Lease.
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
Perryville Lease
In conjunction with the acquisition of the operations of Perryville on July 1, 2021, the Company entered into a triple net lease with GLPI for the real estate assets associated with the property (“Perryville Lease”). The initial term of the Perryville Lease is twenty years with three subsequent, five-year renewal periods, exercisable at the Company’s option. As part of the Term Sheet and in conjunction with entering into the 2023 Master Lease as described above, the Perryville Lease was terminated effective January 1, 2023.

Meadows Lease
In connection with the acquisition of Pinnacle, the Company assumed a triple net lease of the real estate assets used in the operations of Meadows (the “Meadows Lease”), originally effective September 9, 2016, with GLPI as the landlord. Upon assumption of the Meadows Lease, there were eight years remaining of the initial ten-year term, with three subsequent, five-year renewal options followed by one four-year renewal option on the same terms and conditions, exercisable at the Company’s option. As part of the Term Sheet and in conjunction with entering into the 2023 Master Lease as described above, the Meadows Lease was terminated effective January 1, 2023.
Margaritaville Lease and Greektown Lease
In connection with the acquisition of the operations of Margaritaville on January 1, 2019, the Company entered into a triple net lease with VICI Properties, Inc. (NYSE: VICI) (“VICI”) for the real estate assets used in the operations of Margaritaville Resort Casino (“Margaritaville”), (the “Margaritaville Lease”). In connection with the acquisition of the membership interests in Greektown Holdings, LLC on May 23, 2019, the Company entered into a triple net lease with VICI for the real estate assets used in the operations of Hollywood Casino at Greektown (“Greektown Lease”). Both the Margaritaville Lease and the Greektown Lease have initial terms of 15 years, with four subsequent five-year renewal options on the same terms and conditions, exercisable at the Company’s option.
Tropicana Lease
On April 16, 2020, we sold the real estate assets associated with the operations of the Tropicana Las Vegas Hotel and Casino, Inc. (“Tropicana”) to a subsidiary of GLPI in exchange for rent credits of $307.5 million. Contemporaneous with the sale, the Company entered into a leaseback of the real estate assets for nominal cash rent. We were required to continue to operate the Tropicana for two years (subject to three one-year extensions at GLPI’s option) or until the real estate assets and the operations of the Tropicana were sold by GLPI. On January 11, 2022, PENN entered into a definitive purchase agreement to sell its outstanding equity interest in Tropicana, which has the gaming license and operates the Tropicana, to Bally’s Corporation. The transaction closed on September 26, 2022 and the lease terminated.
Trademarks
We own a number of trademarks and service marks registered with the U.S. Patent and Trademark Office (“USPTO”), including but not limited to, “Ameristar®,” “Argosy®,” “Boomtown®,” “Greektown®,” “Hollywood Casino®,” “Hollywood Gaming®,” “L’Auberge®,” “M Resort®,” and “MyChoice®” among other trademarks. Upon completion of the acquisition of theScore in October 2021, we acquired theScore’s registered trademarks and service marks, including but not limited to, “theScore®,” “theScore Bet®,” and “theScore esports®” among other trademarks. We believe that our rights to our trademarks are well-established and have competitive value to our properties and businesses. We also have a number of trademark applications pending with the USPTO.
Among others, we have a licensing agreement with a third-party to use the “Margaritaville®” trademark in connection with the operations of Margaritaville in Bossier City, Louisiana. As of February 2020, we have the sole right to utilize the Barstool Sports® brand for all our online and retail sports betting and iCasino products. As a result of the Barstool Acquisition, we own the trademark for the Barstool Sports® brand.
Competition
The gaming, media and entertainment industries are characterized by an increasingly high degree of competition among a large number of participants. In a broad sense, both our retail and interactive gaming operations face competition from all manner of leisure and entertainment activities, including shopping, athletic events, television and movies, concerts and travel. Legalized gaming is currently permitted in various forms throughout countries we operate in (U.S. and Canada.) Other jurisdictions, including states adjacent to those in which we currently have properties, have recently legalized, implemented, and/or expanded gaming. Competition is discussed in further detail within “Item 1A. Risk Factors,” of this Annual Report on Form 10-K and a discussion of the impact of competition on our results of operations, and cash flows is included within “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of this Annual Report on Form 10-K.
Government Regulation and Gaming Issues
The gaming and racing industries are highly regulated, and we must maintain our licenses and pay gaming taxes to continue our operations. Our online gaming operations and each of our properties are subject to extensive regulation under the laws, rules and regulations of the jurisdictions where we operate. These laws, rules and regulations generally concern the responsibility, financial stability and character of the owners, managers, and persons with financial interests in the gaming operations. Violations of laws or regulations in one jurisdiction could result in disciplinary action in other jurisdictions. For a more detailed description of the statutes and regulations to which we are subject, see Exhibit 99.1, “Description of Government Regulations,” to this Annual Report on Form 10-K, which is incorporated herein by reference.
Our businesses are subject to various international, federal, state, provincial and local laws and regulations in addition to gaming regulations. These laws and regulations include, but are not limited to, restrictions and conditions concerning alcoholic beverages, environmental matters, employees, health care, currency transactions, taxation, zoning and building codes, data privacy, anti-money laundering, and marketing and advertising. Such laws and regulations could change or could be interpreted differently in the future, or new laws and regulations could be enacted. Material changes, new laws or regulations, or material differences in interpretations by courts or governmental authorities could adversely affect our financial condition, results of operations and cash flows.
Employees and Human Capital Resources
The Company’s key human capital management objectives are to attract, retain and develop diverse and high-quality talent. Our commitment to an equal-opportunity and respectful workplace characterized by both diversity and inclusion, in which everyone feels valued, respected and supported, is a factor driving our success. Our talent and development programs are designed to develop, support and maintain talent succession pipelines in preparation for key roles and leadership positions; recognize, reward and support our team members through competitive pay and wellness programs; enhance the Company’s philanthropic culture by encouraging participation and championing programs in the communities in which we work and live; and invest in technology and resources to provide our team members with the most efficient tools to perform their jobs.
Some of the key programs and initiatives developed to attract, develop, engage and retain diverse and high-quality talent include:
•Executive and High Potential Talent Review Process, expanded to include all salaried team members
•Learning Central, a catalogue of self-paced development opportunities covering a wide range of topics
•Diversity and Veteran Recruitment Initiatives
•AwardCo Recognition Program and Property Engagement Committees
•Emerging Leaders Program

Through the dedicated efforts of our Corporate and property leadership teams, our charitable Foundation and the PENN Diversity Committee, we launched or expanded a number of major new initiatives in 2022 that will help to improve the lives of our team members, their families and those in need in our communities.
Highlights from last year’s efforts include the expansion of our $4 million STEM Scholarship Fund and internship program which now has six Historically Black Colleges and Universities (“HBCU”s) in the program. Also in 2022, we launched two levels of diversity training, company wide.
•Level One includes three e-courses assigned to all team members with 100% completion
•Level Two is in-person training for all leaders of people. A train-the-trainer model was deployed resulting in approximately 150 certified trainers. Several properties began training their leaders in 2022 and will complete in 2023.
•Survey results are strong. For Level One, 86% replied favorably to applying new knowledge and 95% replied favorably for Level Two.

In addition, we will be piloting a structured mentoring program in 2023 for our Emerging Leader graduates, new leaders to PENN, and executives. We also kicked off our annual $1 Million Diversity Scholarship Program for the children of team members and are now reviewing applications for the 2023-2024 school year.
As of December 31, 2022, we had approximately 21,875 full-time and part-time employees. We had 35 collective bargaining agreements covering approximately 3,873 active employees. Eight collective bargaining agreements are scheduled to expire in 2023. Although we believe that we have good employee relations, there can be no assurance that we will be able to extend or enter into replacement agreements. If we are able to extend or enter into replacement agreements, there can be no assurance as to whether the terms will be on comparable terms to the existing agreements.

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
•Our business and operations have been, and may in the future, be adversely affected by epidemics, pandemics, outbreaks of disease, and other adverse public health developments, including COVID-19.

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
•There can be no assurance that we will be able to compete effectively or generate sufficient returns on our recently expanded sports betting and online gaming operations, including our acquisition of Barstool and theScore.
•Our operations and their success are largely dependent on the skill and experience of management and key personnel.
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
•We rely on, among other things, copyrights, trademarks, trade secrets, confidentiality procedures, and contractual provisions to protect our intellectual property rights and we may be unable to protect or may not be successful in protecting our intellectual property rights.
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
•We lease facilities that are located in areas that experience extreme weather conditions.
•We rely on third-party payment processors to process deposits and withdrawals made by our online sports betting and iCasino users, and if we cannot manage our relationships with such third parties and other payment-related risks, our business, financial condition and results of operations could be adversely affected.

•If our third-party mobile application distribution platforms or service providers do not perform adequately or terminate their relationships with us, our costs may increase and our business, financial condition, and results of operations could be adversely affected.
•If internet and other technology-based service providers experience service interruptions, our ability to conduct our business may be impaired and our business, financial condition and results of operations could be adversely affected.
•We rely on third party cloud infrastructure services to deliver our offerings to users. Any disruption of, or interference with, our use of these services could adversely affect our business, financial condition, results of operations, and prospects.
•We rely on strategic relationships with casinos, tribes and horse tracks in order to be able to offer our sports betting and online gaming products in certain jurisdictions. If we cannot establish and manage such relationships with such partners, our business, financial condition and results of operations could be adversely affected.
•We rely on other third-party sports data providers for real-time and accurate data for sporting events, and if such third parties do not perform adequately or terminate their relationships with us, our costs may increase and our business, financial condition and results of operations could be adversely affected.
•Our growth will depend, in part, on the success of our strategic relationships with third parties. Overreliance on certain third parties, or our inability to extend existing relationships or agree to new relationships may cause unanticipated costs for us and impact our financial performance in the future.
•Our information technology and other systems are subject to cyber security risk, including misappropriation of employee information, customer information or other breaches of information security, particularly as our Interactive segment grows.
•Our growth prospects may suffer if we are unable to develop successful offerings or if we fail to pursue additional offerings. In addition, if we fail to make the right investment decisions in our offerings, we may not attract and retain key users and our revenue and results of operations may decline.
•The growth of our Interactive segment will depend on our ability to attract and retain users.
•Participation in the sports betting industry exposes us to trading, liability management and pricing risk. We may experience lower than expected profitability and potentially significant losses as a result of a failure to determine accurately the odds in relation to any particular event and/or any failure of our sports risk management processes and controls.
•We follow the sports betting industry practice of restricting and managing betting limits at the individual customer level based on individual customer profiles and risk level to the enterprise; however, there is no guarantee that gaming regulatory authorities will allow operators such as us to place limits at the individual customer level.
•We extend credit to a portion of our customers who wager at our retail properties, and we may not be able to collect gaming receivables from our credit customers.
•The success, including win or hold rates, of existing or future retail and online sports betting and online gaming products depends on a variety of factors and is not completely controlled by us.
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
Legal and Regulatory Risk Factors
•We are or may become involved in legal proceedings that, if adversely adjudicated or settled, could impact our financial condition and results of operations.
•We face extensive regulation from gaming regulatory authorities, which could have a material adverse effect on us.
•We are subject to certain federal, state, provincial and other regulations, and if we fail to comply with such regulations, it could have a material adverse effect on our financial condition, results of operations, and cash flow.
•State and local smoking restrictions have and may continue to negatively affect our business.
•Changes to consumer privacy laws both inside and outside of the United States could adversely affect our ability to market our products effectively and may require us to change our business practices or expend significant amounts on compliance with such laws.
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
Our business is particularly sensitive to downturns in the economy and the associated impact on discretionary spending on leisure activities. As a regional operator, our in-person customers are predominately local, so we compete for more day-to-day discretionary spending as compared with destination spending. Decreases in discretionary consumer spending or consumer preferences brought about by factors such as perceived or actual general economic conditions, effects of declines in consumer confidence in the economy, any future employment and credit crisis, the impact of high and prolonged inflation, particularly with respect to housing, energy and food costs, the increased cost of travel, decreased disposable consumer income and wealth, fears of war and future acts of terrorism, or widespread illnesses or epidemics, including COVID-19, can have a material adverse effect on discretionary spending and other areas of economic behavior that directly impact the gaming and entertainment industries in general and could further reduce customer demand for the products and amenities that we offer, which may negatively impact our revenues and operating cash flow.
Intense competition exists in the gaming, media, and entertainment industries, and we expect competition to continue to intensify.
The gaming, media and entertainment industries are characterized by an increasingly high degree of competition among a large number of participants.
In a broad sense, both our retail and interactive gaming operations face competition from all manner of leisure and entertainment activities, including shopping, athletic events, television and movies, concerts and travel. It is possible that these secondary competitors could reduce the number of visitors to our facilities or the amount they are willing to wager with us, which could have a material adverse effect on our ability to generate revenue or maintain our profitability and cash flows.
Legalized gaming is currently permitted in various forms throughout countries we operate in (U.S. and Canada.) Other jurisdictions, including states adjacent to those in which we currently have properties, have recently legalized, implemented, and/or expanded gaming. Competition from gaming options such as state and province-sponsored internet lotteries, sweepstakes, charitable gaming, video gaming terminals at bars, restaurants, taverns and truck stops, illegal slot machines and skill games, fantasy sports and third-party internet or mobile-based gaming platforms, including both legal and illegal online gaming and sports betting operations, could divert customers from our properties and our online gaming and sports betting offerings and thus adversely affect our financial condition, results of operations, and cash flows.
In addition, our properties compete with numerous casinos and hotel casinos of varying quality and size in market areas where they are located, including on various lands taken into trust for the benefit of certain Native American tribes. In most markets, we compete directly with other casino facilities operating in the immediate and surrounding market areas. In some markets, we face competition from nearby markets in addition to direct competition within our market areas. We and our competitors have invested in expanding existing facilities, developing new facilities, and acquiring established facilities in existing markets. This expansion of existing casino entertainment properties, the increase in the number of properties and aggressive marketing strategies by many of our competitors have increased competition in many markets in which we compete, and this intense competition can be expected to continue. As competing properties and new markets open, our results of operations may be negatively impacted.
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

Similarly, there is intense competition among online gaming and sports betting providers. A number of established, well-financed companies producing sports betting and online gaming and/or interactive entertainment products and services compete with our offerings, and other well-capitalized companies may introduce competitive services. Such competitors may spend more money and time on developing and testing products and services, undertake more extensive marketing campaigns, adopt more aggressive pricing or promotional policies or otherwise develop more commercially successful products or services than ours, which could negatively impact our business. There has also been considerable consolidation among competitors in the interactive gaming sectors and such consolidation and future consolidation could result in the formation of larger competitors with increased financial resources and altered cost structures, which may enable them to offer more competitive products, gain a larger market share, expand offerings and broaden their geographic scope of operations. If we are not able to maintain or improve our market share, or if our offerings do not continue to be popular, our business could suffer.
Our results of operations may fluctuate due to seasonality and other factors and, therefore, our periodic operating results will not be guarantees of future performance.
Our online sportsbook, retail sportsbook and core retail business operations may fluctuate due to seasonal trends and other factors. A majority of our current sports betting revenue occurs in the fourth quarter. This seasonality may cause decreases in our future revenues during the applicable off-seasons. In addition, certain individuals or teams advancing or failing to advance and their scores and other results within specific tournaments, games or events may impact our financial performance. Our retail gaming operations are also subject to seasonality, including seasonality based on the weather in the markets in which they operate, specific holidays, or other significant events.
The operations of our properties are subject to disruptions or reduced patronage as a result of severe weather conditions, natural disasters, acts or threats of terrorism, concerns about widespread illnesses or epidemics, including COVID-19, and other casualty events, such as hurricanes or tornados. We maintain significant property insurance, including business interruption coverage, for these types of casualty events; however, if any such events occur, there can be no assurances that we will be fully or promptly compensated, if at all, for losses at any of our properties in the event of future inclement weather or casualty events or from the closings of our properties due to widespread illnesses or epidemics, including COVID-19. In addition, the occurrence of such an event may adversely impact general economic or other conditions in the areas in which our properties are located or from which they draw their patrons, and our business, financial condition and results of operations could be materially adversely affected.
Negative events or negative media coverage including relating to, or a declining popularity of, online gaming, sports betting, or the underlying sports, teams or athletes and related talent, may adversely impact our reputation, which could have an adverse impact on our business.
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
Our acquisition of Barstool may result in potential adverse reactions, negative publicity or changes to our business, regulatory or other stakeholder relationships. Our relationships with gaming regulatory authorities, stakeholders and business partners could be adversely affected as a result of our affiliation with Barstool Sports and the individuals, influencers, and/or media personalities connected with Barstool Sports. In addition, our business partners or stakeholders may react negatively to actual or perceived competitive threats from our affiliation with the individuals, influencers, and/or media personalities connected with Barstool.
Our projections are subject to significant risks, assumptions, estimates and uncertainties, including assumptions regarding future legislation and changes in regulations, both inside and outside of the United States. As a result, our projected revenues and profitability may differ materially from our expectations.
We operate in rapidly changing and competitive industries and our projections are subject to the risks and assumptions made by management with respect to our industries. Operating results are difficult to forecast because they can depend, in part, on new or amended legislation and regulations by different states and provinces, the adoption of which is uncertain. Furthermore, if we invest in the development of new products or distribution channels, such as our expanded media business and non-gaming retail entertainment, that do not achieve significant commercial success or deliver projected results, whether because of competition or otherwise, we may not recover the often substantial “up front” costs of developing and marketing those products and distribution channels, or recover the opportunity cost of diverting management and financial resources away from other products or distribution channels.
Supply chain delays could impose additional costs on us.
Supply chain delays or disruptions could impact our ability to obtain gaming equipment, semiconductor chips and other supplies for our business from our key suppliers on acceptable terms or at all. Any suspension or delay in our suppliers’ ability to provide us adequate equipment or supplies, or in our ability to procure equipment or supplies from other sources in a timely manner or at all, could impair our ability to meet customer demand and therefore could have a material adverse effect on our business, financial condition or results of operations.
Our business and operations have been, and may in the future, be adversely affected by epidemics, pandemics, outbreaks of disease, and other adverse public health developments, including COVID-19.
The closing of our properties due to the COVID-19 pandemic caused significant disruptions to our ability to generate revenues, profitability, and cash flows and had a material adverse impact on our financial condition, results of operations, and cash flows. While all our properties are currently open, there remains continuing logistical challenges faced by the entire gaming industry resulting from COVID-19-related labor shortages and supply chain disruptions. Future disruptions, as well as significant negative economic trends, due to the COVID-19 pandemic or other widespread illnesses or epidemics, may adversely affect our stock price.
Epidemics, pandemics, outbreaks of novel diseases, and other adverse public health developments in states where we operate may arise at any time. Such developments, including the COVID-19 pandemic, have had, and in the future may have, an adverse effect on our business, financial condition and results of operations. These effects include a potentially negative impact on the availability of our key personnel, labor shortages and increased turnover, temporary closures of our properties or the facilities of our business partners, customers, suppliers, third-party service providers or other vendors, and interruption of domestic and global supply chains, distribution channels and liquidity and capital or financial markets. In particular, restrictions on or disruptions of transportation may significantly adversely impact our business. The impact of a widespread illnesses or epidemics, including COVID-19, may also have the effect of exacerbating many of the other risks described in this Annual Report on Form 10-K.
Risks Related to our Operations
We have certain retail properties that generate a significant percentage of our revenues and our ability to meet our operating and debt service requirements is dependent, in part, upon the continued success of these properties.
For the year ended December 31, 2022, we generated 14.9%, 13.1%, and 9.5% of our revenues from our retail properties within the states of Louisiana, Ohio and Missouri, respectively. Additionally, we generated 5.6% of our revenues from our property in Charles Town, West Virginia. Therefore, our results will be dependent on the regional economies and competitive landscapes at these properties. Likewise, our ability to meet our operating and debt service requirements is dependent, in part, upon the continued success of these properties.
We are required to utilize a significant portion of our cash flow from operations to make our rent payments under our Triple Net Leases, which could adversely affect our ability to fund our operations and growth and limit our ability to react to competitive and economic changes.
We are required to utilize a significant portion of our cash flow from operations to make our rent payments, which were $925.0 million for the year ended December 31, 2022, pursuant to and subject to the terms and conditions of our Master Leases, Meadows Lease, Perryville Lease, Tropicana Lease, which was terminated on September 26, 2022, and Morgantown Lease each with GLPI, and our Margaritaville Lease and Greektown Lease with VICI (as defined previously, collectively, our “Triple Net Leases”). As a result of these commitments under our Triple Net Leases, our ability to fund our own operations or development projects, raise capital, make acquisitions and otherwise respond to competitive and economic changes may be adversely affected. Further, our obligations under the Triple Net Leases may make it more difficult for us to satisfy our obligations with respect to our indebtedness and to obtain additional indebtedness and restrict our ability to raise capital, make acquisitions, divestitures and engage in other significant transactions. Any of the aforementioned factors could have a material adverse effect on our financial condition, results of operations, and cash flows.

Most of our facilities are leased and could experience risks associated with leased property.
We lease 36 of the facilities we operate pursuant to the Triple Net Leases. Termination of the PENN Master Lease, Pinnacle Master Lease, or Morgantown Lease could result in a default under our debt agreements and could have a material adverse effect on our financial condition, results of operations, and cash flows. Moreover, as a lessee, we do not completely control the land and improvements underlying our operations, and our landlords under the Triple Net Leases could take certain actions to disrupt our rights in the facilities leased under the Triple Net Leases that are beyond our control. In addition, should some of our leased facilities prove to be unprofitable, we could remain obligated for lease payments and other obligations under the Triple Net Leases even if we decide to withdraw from those locations. Further, there can also be no assurance that we will be able to comply with our obligations under the Triple Net Leases in the future or that our landlords will be able to comply with their obligations under the Triple Net Leases with us.
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
There can be no assurance that we will be able to compete effectively or generate sufficient returns on our recently expanded sports betting and online gaming operations, including our acquisitions of Barstool and theScore.
Certain of the jurisdictions in which we operate have legalized intra-state sports wagering and have established extensive state licensing and regulatory requirements governing any such intra-state sports wagering. As of December 31, 2022, we have launched the Barstool Sportsbook app in 14 states and theScore Bet app in Ontario, and we expect to launch our Barstool Sportsbook app in additional states throughout 2023. Our sports betting and online gaming operations compete, and will continue to compete, in a rapidly evolving and highly competitive market against an increasing number of competitors.
Additionally, and as described in more detail below, we have entered into agreements with other sports betting and online gaming operators and may enter into additional agreements with strategic partners and other third-party vendors to provide market access in certain jurisdictions. In addition, there can be no assurance that the Barstool and theScore audiences will engage in sports betting and online gaming products to the extent that we expect. Further, the success of our proposed sports betting and online gaming operations is dependent on a number of additional factors, many of which are beyond our control, including the ultimate tax rates and license fees charged by jurisdictions across the United States and Canada; our ability to gain market share in a new market; the timeliness and the technological and popular viability of our products; our ability to compete with new entrants in the market; changes in consumer demographics and public tastes and preferences; cancellations and delays in sporting seasons and sporting matches as a result of events such as player strikes or lockouts; and the availability and popularity of other forms of entertainment. There can be no assurance that we will be able to compete effectively or that our expansion will be successful and generate sufficient returns on our investment.
Any of the factors above could prevent us from receiving the expected returns of our acquisitions of Barstool and theScore, cause the market price of our common stock to decline, and have a material adverse effect on our financial condition, results of operations and cash flows.
Our operations and their success are largely dependent on the skill and experience of management and key personnel.
Our success and our competitive position, including as relates to our retail operations, sports betting and online gaming operations, and media businesses, are largely dependent upon, among other things, the efforts and skills of our senior executives and management team. Although we enter into employment agreements with certain of our senior executives and key personnel, we cannot assure you that we will be able to retain our existing senior executive and management personnel or attract additional qualified senior executive and management personnel.
Our business could suffer if we cannot attract and retain talented team members.
We compete with other companies both within and outside of our industry for talented personnel. If we cannot recruit, train, develop, and retain skilled and experienced personnel to our corporate, retail operations, sports betting and online gaming, and media businesses, we could experience increased employee turnover, decreased guest or user satisfaction, low morale, inefficiency, or internal control failures. Insufficient numbers of talented team members could also limit our ability to grow and expand our businesses. A shortage of frontline and skilled labor could also result in higher wages that would increase our labor costs, which could reduce our profits. Additionally, the increased ability of employees to work from home or in other remote work arrangements has impacted, and may continue to impact, our ability to attract and retain talented personnel.
Qualified individuals are in high demand, particularly in the technology and media industries, and we may incur significant costs to attract them. We may use equity awards to attract talented employees, influencers and media personalities. If the value of our common stock declines significantly and remains depressed, that may prevent us from recruiting and retaining qualified talent. Our ability to attract, retain, and motivate employees, influencers and media personalities may also be adversely affected by stock price volatility.
Collective bargaining activity and strikes could disrupt our operations, increase our labor costs, and interfere with the ability of our management to focus on executing our business strategies.
A significant number of team members at our properties are currently covered by collective bargaining agreements. Numerous collective bargaining agreements are typically subject to negotiation each year, and our ability in the past to resolve such negotiations does not mean that we will be able to resolve future negotiations without strikes, disruptions, or on terms that we consider reasonable. If relationships with our organized associates or the unions that represent them become adverse, then the properties we operate could experience labor disruptions such as strikes, lockouts, boycotts, and public demonstrations. Labor disputes and disruptions have in the past, and could in the future, result in adverse publicity and negatively affect operations and revenues at affected properties. In addition, labor disputes and disruptions could harm our relationship with our team members, result in increased regulatory inquiries and enforcement by governmental authorities, harm our relationships with our guests and customers, divert management attention, and reduce customer demand for our services, all of which could have an adverse effect on our reputation, business, financial condition, or results of operations.
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
We have in the past incurred, and may in the future incur, losses from various types of financial fraud, including use of stolen or fraudulent payment card or payment instrument data, claims of unauthorized payments by a user and attempted payments by users with insufficient funds. Bad actors use increasingly sophisticated methods to engage in illegal activities involving personal information, such as unauthorized use of another person’s identity, account information or payment information and unauthorized acquisition or use of credit or debit card details, bank account information and mobile phone numbers and accounts. Under current payment industry practices, we may be liable for use of funds on our products with fraudulent payment instrument data, even if the associated financial institution approved the payment transaction.
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
In addition, any misappropriation of, or unauthorized access to, proprietary information owned or licensed by us or our users or other breach of our information security could result in legal claims or legal proceedings, including regulatory investigations and actions, or liability for failure to comply with privacy and information security laws, including for failure to protect personal information or for misusing personal information, which could disrupt our operations, force us to modify our business practices, damage our reputation and expose us to claims from our users, regulators, employees and other persons, any of which could have an adverse effect on our business, financial condition, results of operations and prospects.
Despite measures we have taken to detect and reduce the occurrence of fraudulent or other malicious activity on our offerings, we cannot guarantee that any of our measures will be effective or will scale efficiently with our business or as new methods of engaging in fraudulent activity occur. Our failure to adequately detect or prevent fraudulent transactions could harm our reputation or brand, result in litigation or regulatory action and lead to expenses that could adversely affect our business, financial condition and results of operations.
We rely on, among other things, copyrights, trademarks, trade secrets, confidentiality procedures, and contractual provisions to protect our intellectual property rights and we may be unable to protect or may not be successful in protecting our intellectual property rights.
Our commercial success depends upon our ability to develop new or improved technologies and products, and to successfully obtain or acquire proprietary or statutory protection for our intellectual property rights.
We rely on, among other things, copyrights, trademarks, trade secrets, confidentiality procedures, and contractual provisions to protect our proprietary rights. While we enter license, confidentiality and non-disclosure agreements with our employees and vendors, consultants, users, potential users and others to attempt to limit access to and distribution of proprietary and confidential information, it is possible that:
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
•adversely affect our relationships with our customers and vendors;
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

In addition to being liable for potentially substantial damages relating to a patent or other intellectual property following an infringement action against us, we may be prohibited from developing or commercializing certain technologies or products unless we obtain a license from the holder of the patent or other applicable intellectual property rights, or purchase these rights. There can be no assurance that we will be able to obtain any such license or purchase the patent on commercially reasonable terms, or at all. If we do not obtain such a license, our prospects, business, operating results and financial condition could be materially adversely affected and we could be required to cease related business operations in some markets and restructure our business to focus on continuing operations in other markets.
Our technology contains third-party open source software components, and failure to comply with the terms of the underlying open source software licenses could restrict our ability to provide our offerings.
Our technology contains software modules licensed to us under “open source” licenses from third-party sources. Use and distribution of open source software may entail greater risks than use of third-party commercial or proprietary software, as open source licensors generally do not provide support, warranties, indemnification or other contractual protections regarding infringement claims or the quality of the code. In addition, the public availability of such software may make it easier for others to compromise our technology.
Some open source licenses contain requirements that we make the source code of our software, in which the open source software modules are used or incorporated into, publicly available for third parties to create modifications or derivative works, or grant other licenses to our intellectual property for free. These types of open source licenses are commonly known as “copyleft” licenses. If we combine our proprietary software with open source software subject to copyleft licenses, we could, under certain open source licenses, be required to release the source code of our proprietary software to the public. This would allow our competitors to create similar offerings with lower development effort and time and ultimately could result in a loss of our competitive advantages. Alternatively, to avoid the public release of the affected portions of our source code, we could be required to expend substantial time and resources to re-engineer some or all of our software or remove such copyleft software.
Although we monitor our use of open source software to avoid subjecting our technology to licensing conditions we do not intend, the law surrounding the use of open source software and open source licenses is in a state of evolution and the legal ramifications of such use remain uncertain in the U.S. and other countries. There is a risk that these open source licenses could be construed in a way that could impose unanticipated and undesirable conditions or restrictions on our ability to provide or distribute our technology. From time to time, there have been claims challenging the ownership of open source software against companies that incorporate open source software into their solutions. As a result, we could be subject to lawsuits by parties claiming ownership of what we believe to be open source software.
Moreover, while we have processes for controlling our use of open source software in our technology, there is no assurance that such processes will be effective. If we are held to have breached or failed to fully comply with all the terms and conditions of an open source software license, we could face infringement or other liability, or be required to seek costly licenses from third parties to continue providing our offerings on terms that are not economically feasible, to re-engineer our technology, to discontinue or delay the provision of our offerings if re-engineering could not be accomplished on a timely basis or to make generally available, in source code form, our proprietary code, any of which could adversely affect our business, financial condition and results of operations.
We may face disruption and other difficulties in integrating and managing acquired operations or other initiatives we have recently acquired, may develop, or may acquire in the future.
We could face significant challenges in managing and integrating our expanded or combined operations and any other properties or operations we may develop or acquire, particularly in new competitive markets or business lines, including our recent acquisitions of theScore and the remaining outstanding equity of Barstool. The integration and management of more significant operations that we develop or acquire, such as our ability to (i) integrate the Barstool Sportsbook into theScore’s mobile app in the U.S. and (ii) migrate the Barstool Sportsbook to theScore’s player account management and trading platforms, will require the dedication of management resources that may temporarily divert attention from our day-to-day business. In addition, development and integration of new information technology systems that may be required is costly and time-consuming. The process of integrating operations that we may acquire also could interrupt the activities of those businesses, which could have a material adverse effect on our financial condition, results of operations, and cash flows. In addition, the development of new operations may involve regulatory, legal and competitive risks, and, as it relates to property acquisitions, construction and local opposition risks, as well as the risks attendant to partnership deals on these development opportunities. In particular, local opposition can delay or increase the anticipated cost of a project, and, in projects where we team up with a joint venture partner, if we cannot reach agreement with such partners, or if our relationships otherwise deteriorate, we could face significant increased costs and delays. Finally, given the competitive nature of these types of limited license opportunities, litigation is possible.
We cannot assure you that we will be able to manage the combined operations effectively or realize any of the anticipated benefits of our acquisitions or development projects. We also cannot assure you that if acquisitions are completed, that the acquired businesses will generate returns consistent with our expectations.
Our ability to achieve our objectives in connection with any acquisition we may consummate may be highly dependent on, among other things, our ability to retain the senior level management teams of such acquisition candidates. If, for any reason, we are unable to retain these management teams following such acquisitions or if we fail to attract new capable executives, our operations after consummation of such acquisitions could be materially adversely affected.
The occurrence of some or all of the above-described events could have a material adverse effect on our financial condition, results of operations, and cash flows.
We lease facilities that are located in areas that experience extreme weather conditions.
Extreme weather conditions may interrupt our operations and reduce the number of customers who visit our facilities in the affected areas. Our properties in Illinois, Iowa, Kansas, Louisiana, Missouri, Ohio, Colorado, Indiana and Pennsylvania are at risk of experiencing snowstorms, tornadoes and/or flooding.
In the past, adverse weather conditions have interrupted our operations, damaged property and reduced the number of customers who visit our facilities in an affected area. For example, we have experienced interrupted operations and property damage due to hurricanes in the areas around the Gulf of Mexico and due to certain snowstorms in the Midwest and Northeast. If any of our properties are damaged or there is a prolonged disruption at any of our properties due to natural disasters or other catastrophic weather events, our business results of operations and financial condition could be materially adversely affected.
Additionally, our retail casino gaming, sports betting and online gaming operations rely heavily on technology services and an uninterrupted supply of electrical power.
Any unscheduled disruption in our technology services or interruption in the supply of electrical power as a result of extreme weather, or otherwise, could result in an immediate, and possibly substantial, loss of revenues due to a shutdown of our retail casino gaming (including slot machines and security systems), sports betting and online gaming operations.
We rely on third-party payment processors to process deposits and withdrawals made by our online sports betting and iCasino users, and if we cannot manage our relationships with such third parties and other payment-related risks, our business, financial condition and results of operations could be adversely affected.
We rely on a limited number of third-party payment processors to process deposits and withdrawals made by our users. If any of our third-party payment processors terminate their relationship with us or refuse to renew their agreements with us on commercially reasonable terms, we would need to find alternate payment processors, and may not be able to secure similar terms or replace such payment processor in an acceptable time frame. Further, the software and services provided by our third-party payment processors may not meet our expectations, contain errors or vulnerabilities, be compromised or experience outages. Any of these risks could cause us to lose our ability to accept online payments or other payment transactions or make timely payments to our users, any of which could make our technology less trustworthy and convenient and adversely affect our ability to attract and retain our users.
A majority of user deposits are made with payment cards or through other third-party payment services, which subjects us to certain regulations and to the risk of fraud. We may in the future offer new payment options to users that may be subject to additional regulations and risks. We are also subject to a number of other laws and regulations relating to the payments we accept from our users, including with respect to money laundering, money transfers, privacy and information security. If we fail to comply with applicable rules and regulations, we may be subject to civil or criminal penalties, fines and/or higher transaction fees and may lose our ability to accept online payments or other payment card transactions, which could make our offerings less convenient and attractive to our users. If any of these events were to occur, our business, financial condition and results of operations could be adversely affected.
Additionally, our payment processors require us to comply with payment card network and sponsoring bank operating rules, which are set and interpreted by the payment card networks and sponsoring banks. The payment card networks and/or sponsoring banks could adopt new operating rules or interpret or reinterpret existing rules in ways that might prohibit us from providing certain offerings to some users, be costly to implement or difficult to follow. We have agreed to reimburse our payment processors and sponsoring banks for fines they are assessed by payment card networks if we or our users violate these rules. Any of the foregoing risks could adversely affect our business, financial condition and results of operations.
If our third-party mobile application distribution platforms or service providers do not perform adequately or terminate their relationships with us, our costs may increase and our business, financial condition, and results of operations could be adversely affected.
Our success depends in part on our relationships with other third-party service providers. We rely upon third-party distribution platforms, including the Apple App Store and Google Play store, for distribution of our entertainment, media and mobile sports betting and online gaming applications. As such, the promotion, distribution and operation of our mobile applications are subject to the respective distribution platforms’ standard terms and policies, which are very broad and subject to frequent changes and interpretation. If Apple or Google choose to de-list any of our mobile applications due to what they perceive to be objectionable content or violation of Apple or Google rules or codes of conduct, it could have a material negative impact on our business.
Further, the success of our Interactive segment depends in part on our relationships with other third-party service providers for hosting, content delivery, load balancing and protection against distributed denial-of-service attacks. If those providers do not perform adequately or terminate their relationship with us, our users may experience issues or interruptions with their experiences. We also rely on other software and services supplied by third parties, such as communications and internal software, and our business may be adversely affected to the extent such software and services do not meet our expectations, contain errors or vulnerabilities, are compromised or experience outages. Further, any negative publicity related to any of our third-party partners could adversely affect our reputation and brand.
We incorporate technology from third parties throughout our business. We cannot be certain that our licensors are not infringing the intellectual property rights of others or that the suppliers and licensors have sufficient rights to the technology in all jurisdictions in which we may operate. Some of our license agreements may be terminated by our licensors for convenience. If we are unable to obtain or maintain rights to any of this technology because of intellectual property infringement claims brought by third parties against our suppliers and licensors or against us, or if we are unable to continue to obtain the technology or enter into new agreements on commercially reasonable terms, our ability to develop our offerings could be severely limited and our business could be harmed.
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
Further, we rely on third-party geolocation and identity verification systems to ensure we are in compliance with certain laws and regulations related to our sports betting and online gaming services. There is no guarantee that the third-party geolocation and identity verification systems will perform adequately, or be effective, and any service disruption to those systems would prohibit us from operating our platform and would adversely affect our business. Additionally, incorrect or misleading geolocation and identity verification data with respect to current or potential users received from third-party service providers may result in us inadvertently allowing access to our offerings to individuals who should not be permitted to access them, or otherwise inadvertently deny access to individuals who should be able to access our offerings, in each case based on inaccurate identity or geographic location determination. Our third-party geolocation services providers rely on their ability to obtain information necessary to determine geolocation from mobile devices, operating systems, and other sources. Changes, disruptions or temporary or permanent failure to access such sources by our third-party services providers may result in their inability to accurately determine the location of our users. Moreover, our inability to maintain our existing contracts with third-party services providers, or to replace them with equivalent third parties, may result in our inability to access geolocation and identity verification data necessary for our day-to-day operations. If any of these risks materializes, we may be subject to disciplinary action, fines, lawsuits, and our business, financial condition and results of operations could be adversely affected.
If internet and other technology-based service providers experience service interruptions, our ability to conduct our business may be impaired and our business, financial condition and results of operations could be adversely affected.
As described in more detail below, a substantial portion of our network infrastructure is provided by third parties, including internet service providers and other technology-based service providers. We require technology-based service providers to implement cyber-attack-resilient systems and processes. However, if internet service providers experience service interruptions, because of cyber-attacks, or due to an event causing an unusually high volume of internet use (such as a pandemic or public health emergency), communications over the internet may be interrupted and impair our ability to conduct our business. Internet service providers and other technology-based service providers may in the future roll out upgraded or new mobile or other telecommunications services, such as 5G or 6G services, which may not be successful and thus may impact the ability of our users to access our offerings in a timely fashion or at all. In addition, our ability to process e-commerce transactions depends on payment processing and payment network systems. To prepare for system problems, we continuously seek to strengthen and enhance our current facilities and the capabilities of our system infrastructure and support. Nevertheless, there can be no assurance that the internet infrastructure or our own network systems will continue to be able to meet the demand placed on us by the continued growth of the internet, the overall sports betting and online gaming industry and our users. Any difficulties these providers face, including the potential of certain network traffic receiving priority over other traffic (i.e., lack of net neutrality), may adversely affect our business, and we exercise little control over these providers, which increases our vulnerability to problems with the services they provide. Any system failure as a result of reliance on third parties, such as hosting, network, software or hardware failure, or as a result of cyber-attacks, could cause a loss of our users’ property or personal information, or a delay or interruption in our online services and products and e-commerce services, including our ability to handle existing or increased traffic. Any such failure could result in a loss of anticipated revenue, interruptions to our offerings, cause us to incur significant legal, remediation and notification costs, degrade the customer experience and cause users to lose confidence in our offerings, any of which could have a material adverse effect on our business, financial condition, results of operations and prospects.
We rely on third party cloud infrastructure services to deliver our offerings to users. Any disruption of, or interference with, our use of these services could adversely affect our business, financial condition, results of operations, and prospects.
We currently host our sports betting and online gaming offerings and support our operations using third-party providers of cloud infrastructure services. We do not, and will not, have control over the operations of the facilities or infrastructure of the third-party service providers that we use. Such third party’s facilities are vulnerable to damage or interruption from natural disasters, cyber security attacks, terrorist attacks, power outages and similar events or acts of misconduct. Our technology’s continuing and uninterrupted performance will be critical to our success and is dependent on the use of third-party cloud infrastructure services. We have experienced, and we expect that in the future we will experience, interruptions, delays and outages in service and availability from these third-party service providers from time to time due to a variety of factors, including infrastructure changes, human or software errors, website hosting disruptions and capacity constraints. In addition, any changes in these third parties’ service levels may adversely affect our ability to meet the requirements of our users. Since our technology’s continuing and uninterrupted performance is critical to our success, sustained or repeated system failures would reduce the attractiveness of our offerings. It may become increasingly difficult to maintain and improve our performance, especially during peak usage times, as we expand and the usage of our offerings increases. Any negative publicity arising from these disruptions could harm our reputation and brand and may adversely affect the usage of our offerings.
Any of the above circumstances or events may harm our reputation and brand, reduce the availability or usage of our technology, lead to a significant loss of revenue, increase our costs and impair our ability to attract new users, any of which could adversely affect our business, financial condition and results of operations.
We rely on strategic relationships with casinos, tribes and horse tracks in order to be able to offer our sports betting and online gaming products in certain jurisdictions. If we cannot establish and manage such relationships with such partners, our business, financial condition and results of operations could be adversely affected.
Under the sports betting and online gaming laws of certain jurisdictions, sports betting and online gaming are limited to a finite number of retail operators, such as casinos, tribes or tracks, who own a “skin” or “skins” under that jurisdiction’s law. A “skin” is a legally-authorized license from a gaming regulatory authority to offer sports betting or online gaming services provided by such a retail operator. The “skin” provides a market access opportunity for mobile operators to operate in the jurisdiction pending licensure and other required approvals by the jurisdiction’s gaming regulatory authority. The entities that control those “skins,” and the numbers of “skins” available, are typically determined by a jurisdiction’s law authorizing sports betting or online gaming. In some of the jurisdictions in which we offer sports betting and online gaming, we currently rely on a casino, tribe or track in order to get a “skin.” These “skins” are what allows us to gain access to jurisdictions where online operators are required to have a retail relationship. If we cannot establish, renew or manage these relationships, our market access rights could terminate and we would not be allowed to operate in those jurisdictions until we enter into new ones. As a result, our business, financial condition and results of operations could be adversely affected.

We rely on other third-party sports data providers for real-time and accurate data for sporting events, and if such third parties do not perform adequately or terminate their relationships with us, our costs may increase and our business, financial condition and results of operations could be adversely affected.
We rely on third-party sports data providers to obtain accurate information regarding schedules, results, performance and outcomes of sporting events. We rely on this data to determine what sports bets to offer and when and how sports bets are settled. We have experienced, and may continue to experience, errors in these data feeds which may result in us incorrectly offering or settling bets. If we cannot adequately resolve issues with our users that result from such data feed errors, our users may have negative experiences with our offerings, our brand or reputation may be negatively affected and our users may be less inclined to continue or resume utilizing our products or recommend our offerings to other potential users. As such, a failure or significant interruption in our service may harm our reputation, business and operating results.
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
We rely on relationships with sports leagues and teams, professional athletes and athlete organizations, advertisers, casinos and other third parties, including those affiliated with Barstool, in order to attract users to our property and online offerings. These relationships along with providers of online services, search engines, social media, directories and other websites and e-commerce businesses direct consumers to our offerings. In addition, many of the parties with whom we have advertising arrangements provide advertising services to other companies, including other gaming products with whom we compete. While we believe there are other third parties that could drive users to our offerings, adding or transitioning to them may disrupt our business and increase our costs. In the event that any of our existing relationships or our future relationships fails to provide services to us in accordance with the terms of our arrangement, or at all, and we are not able to find suitable alternatives, this could impact our ability to attract consumers cost effectively and harm our business, financial condition, results of operations and prospects.
Our information technology and other systems are subject to cyber security risk, including misappropriation of employee information, customer information or other breaches of information security, particularly as our Interactive segment grows.
We increasingly rely on information technology and other systems (particularly as our Interactive segment grows), including our own systems and those of service providers and third parties, to manage our business and employee data and maintain and transmit customers’ personal and financial information, payment settlements, payment funds transmissions, mailing lists, and reservations information. Our collection of such data is subject to extensive regulation by private groups, such as the payment card industry, as well as governmental authorities, including gaming regulatory authorities. Privacy regulations continue to evolve and we have taken, and will continue to take, steps to comply by implementing processes designed to safeguard the confidential and personal information of our business, employees and customers. In addition, our security measures are reviewed and evaluated regularly. However, our information and processes and those of our service providers and other third parties, including our contractors and contractors of our service providers and vendors, are subject to the ever-changing threat of compromised security, in the form of a risk of potential breach, system failure, computer virus, or unauthorized or fraudulent use by customers, company employees, company contractors and other third parties including employees and contractors of third party vendors. The steps we take to deter and mitigate the risks of breaches may not be successful, and any resulting compromise or loss of data or systems could adversely impact operations or regulatory compliance and could result in remedial expenses, fines, litigation, disclosures, and loss of reputation, potentially impacting our financial results. Further, as cyber-attacks continue to evolve, we may incur significant costs in our attempts to modify or enhance our protective measures or investigate or remediate any actual or perceived vulnerability. Increased instances of cyber-attacks may also have a negative reputational impact on us and our properties that may result in a loss of customer confidence and, as a result, may have a material adverse effect on our financial condition, results of operations, and cash flows.
As our Interactive segment grows, we will face increased cyber risks and threats that seek to damage, exploit, disrupt or gain access to our networks, our products and services, consumer information, and our supporting infrastructure. Any failure to prevent or mitigate security breaches or cyber risk could result in interruptions to the services we provide, degrade the user experience, and cause our users to lose confidence in our products and services. The unauthorized access, acquisition or disclosure of consumer information could compel us to comply with disparate breach notification laws and otherwise subject us to proceedings by governmental entities, including gaming regulatory authorities, or others and substantial legal and financial liability. This could harm our business and reputation, disrupt our relationships with partners and diminish our competitive position.
Our growth prospects may suffer if we are unable to develop successful offerings or if we fail to pursue additional offerings. In addition, if we fail to make the right investment decisions in our offerings, we may not attract and retain key users and our revenue and results of operations may decline.
The industries in which we operate are subject to rapid and frequent changes in standards, technologies, products and service offerings, as well as in customer demands and expectations and regulations. We must continuously make decisions regarding in which offerings, properties and technology we should invest to meet customer demand in compliance with evolving industry standards and regulatory requirements and must continually introduce and successfully market new and innovative technologies, offerings and enhancements to remain competitive and generate customer demand, acceptance and engagement. Our ability to engage, retain, and increase our user base and to increase our revenue will depend heavily on our ability to successfully create new offerings, both independently and together with third parties, transform properties and invest in innovative technologies. We may introduce significant changes to our existing technology and offerings or develop and introduce new and unproven products and services, with which we have little or no prior development or operating experience. The process of developing new offerings and systems is inherently complex and uncertain, and new offerings may not be well received by users, even if well-reviewed and of high quality. If we are unable to develop technology and products that address users’ needs or enhance and improve our existing technology and offerings in a timely manner, we could experience a material adverse effect on our business, financial condition, results of operations and prospects.
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
Any new offerings may also require our users to utilize new skills to use our offerings. This could create a lag in adoption of new offerings and new user additions related to any new offerings. To date, new offerings and enhancements of our existing technology have not hindered our user growth or engagement, but that may be the result of a large portion of our user base being in a younger demographic and more willing to invest the time to learn to use our products most effectively. To the extent that future users, including those in older demographics, are less willing to invest the time to learn to use our products, and if we are unable to make our products easier to learn to use, our user growth or engagement could be affected, and our business could be harmed. We may also develop new products that increase user engagement and costs without increasing revenue.
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
Our ability to achieve growth in revenue in the future in our Interactive segment and its Barstool Sportsbook and theScore Bet sports betting and online gaming apps will depend, in large part, upon our ability to attract new users to our offerings, retain existing users of our offerings and reactivate users in a cost-effective manner. Achieving growth in our community of users may require us to increasingly engage in sophisticated and costly sales and marketing and promotional efforts, which may not make sense in terms of return on investment. We have used and expect to continue to use a variety of free and paid marketing channels, in combination with compelling offers and exciting games to achieve our objectives. For paid marketing, we may leverage a broad array of advertising channels, including television, radio, sports teams, social media influencers (brand ambassadors), social media platforms, such as Facebook, Instagram, Twitter and Snapchat, affiliates and paid and organic search, and other digital channels, such as mobile display. If the search engines on which we rely modify their algorithms, change their terms around sports betting or online gaming, or if the prices at which we may purchase listings increase, then our costs could increase, and fewer users may click through to our website. If links to our apps or websites are not displayed prominently in online search results, if fewer users click through to the Apple App Store and Google Play Store or our websites, if our other digital marketing campaigns are not effective, if the costs of attracting users using any of our current methods significantly increase, then our ability to efficiently attract new users could be reduced, our revenue could decline and our business, financial condition and results of operations could be harmed.
In addition, our ability to increase the number of users of our offerings will depend on continued user adoption of the Barstool Sportsbook and theScore Bet apps and online gaming in general. Growth in the sportsbook and online gaming industries and the level of demand for and market acceptance of our product offerings will be subject to a high degree of uncertainty. We cannot assure that consumer adoption of our product offerings will continue or exceed current growth rates, or that the industry will achieve more widespread acceptance.
Additionally, as technological or regulatory standards change and we modify our platforms to comply with those standards, we may need users to take certain actions to continue playing, such as performing age verification checks or accepting new terms and conditions. Users may stop using our product offerings at any time, including if the quality of the user experience on our platforms, including our support capabilities in the event of a problem, does not meet their expectations or keep pace with the quality of the customer experience generally offered by competitive offerings.
Participation in the sports betting industry exposes us to trading, liability management and pricing risk. We may experience lower than expected profitability and potentially significant losses as a result of a failure to determine accurately the odds in relation to any particular event and/or any failure of our sports risk management processes and controls.
Our fixed-odds betting products involve betting where winnings are paid on the basis of the stake placed and the odds quoted. Odds are determined with the objective of providing an average return to us over a large number of events. However, there can be significant variation in gross win percentage event-by-event and day-by-day. We have systems and controls that seek to reduce the risk of daily losses occurring on a gross-win basis, but there can be no assurance that these will be effective in reducing our exposure, and consequently our exposure to this risk in the future. As a result, in the short term, there is less certainty of generating a positive gross win, and we may experience (and we have from time to time experienced) significant losses with respect to individual events or betting outcomes, in particular if large individual bets are placed on an event or betting outcome or series of events or betting outcomes. Odds compilers and risk managers are capable of human error, thus even allowing for the fact that a number of betting products are subject to capped pay-outs, significant volatility can occur. In addition, it is possible that there may be such a high volume of trading during any particular period that even automated systems would be unable to address and eradicate all risks. Any significant losses on a gross- win basis could have a material adverse effect on our business, financial condition and results of operations. In addition, if a jurisdiction where we hold or wish to apply for a license imposes a high turnover tax for betting (as opposed to a gross-win tax), this too would impact profitability, particularly with high value/low margin bets, and likewise have a material adverse effect on our business.
We follow the sports betting industry practice of restricting and managing betting limits at the individual customer level based on individual customer profiles and risk level to the enterprise; however there is no guarantee that gaming regulatory authorities will allow operators such as us to place limits at the individual customer level.
Similar to a credit card company managing individual risk on the customer level through credit limits, it is customary for sports betting operators to manage customer-betting limits at the individual level to manage enterprise risk levels. We believe this practice is beneficial overall, because if it were not possible, the betting options would be restricted globally and limits available to customers would be much lower to insulate overall risk due to the existence of a very small segment of highly sophisticated syndicates and algorithmic bettors, or bettors looking to take advantage of site errors and omissions. We believe the majority of operators balance taking reasonable action from all customers against the risk of individual customers significantly harming the business viability. We cannot guarantee that all jurisdictions will allow us to execute limits at the individual customer level, or at our sole discretion.

We extend credit to a portion of our customers who wager at our retail properties, and we may not be able to collect gaming receivables from our credit customers.
We conduct our gaming activities on a credit and cash basis at many of our properties, in accordance with applicable laws and regulations. Any such credit we extend is unsecured. Table games players typically are extended more credit than slot players, and high-stakes players typically are extended more credit than customers who tend to wager lower amounts. High-end gaming is more volatile than other forms of gaming, and variances in win-loss results attributable to high-end gaming may have a significant positive or negative impact on cash flow and earnings in a particular period. We extend credit to those customers whose level of play and financial resources warrant, in the opinion of management, an extension of credit. These large receivables could have a significant impact on our results of operations if deemed uncollectible. Gaming debts evidenced by a credit instrument, including what is commonly referred to as a “marker,” and judgments on gaming debts are enforceable under the current laws of the jurisdictions in which we allow play on a credit basis, and judgments on gaming debts in such jurisdictions are enforceable in all U.S. states under the Full Faith and Credit Clause of the U.S. Constitution; however, other jurisdictions may determine that enforcement of gaming debts is against public policy. Although courts of some foreign nations will enforce gaming debts directly and the assets in the U.S. of foreign debtors may be reached to satisfy a judgment, judgments on gaming debts from U.S. courts are not binding on the courts of many foreign nations.
The success, including win or hold rates, of existing or future retail and online sports betting and online gaming products depends on a variety of factors and is not completely controlled by us.
The retail and online gaming industries are characterized by an element of chance. Accordingly, we employ theoretical win rates to estimate what a certain type of gaming device, table game, sports bet or iCasino game (“Gaming Offerings”), on average, will win or lose in the long run. Net win is impacted by variations in the hold percentage (the ratio of net win to total amount wagered), or actual outcome, in Gaming Offerings. We use the hold percentage as an indicator of the performance of the Gaming Offering against its expected outcome. Although each Gaming Offering generally performs within a defined statistical range of outcomes, actual outcomes may vary for any given period. In addition to the element of chance, win rates (hold percentages) may also (depending on the game involved) be affected by the spread of limits and factors that are beyond our control, such as a user’s skill, experience and behavior, the mix of games played, the financial resources of users, the volume of bets placed and the amount of time spent gambling. As a result of the variability in these factors, the actual win rates on our Gaming Offerings may differ from the theoretical win rates we have estimated and could result in the user’s winnings exceeding those anticipated. The variability of win rates (hold rates) also have the potential to negatively impact our financial condition, results of operations, and cash flows.
Our success also depends in part on our ability to anticipate and satisfy user preferences in a timely manner. As we will operate in a dynamic environment characterized by rapidly changing industry and legal standards, our products will be subject to changing consumer preferences that cannot be predicted with certainty. We will need to continually introduce new offerings and identify future product offerings that complement our existing technology, respond to our users’ needs and improve and enhance our existing technology to maintain or increase our user engagement and growth of our business. We may not be able to compete effectively unless our product selection keeps up with trends in the retail and digital sports entertainment, sports betting and gaming industries in which we compete, or trends in new gaming products.
We face a number of challenges prior to opening new or upgraded gaming properties or launching new online gaming or sports betting channels, which may lead to increased costs and delays in anticipated revenues.
No assurance can be given that, when we endeavor to open new or upgraded retail gaming properties or launch new online gaming or sports betting channels, the expected timetables for opening such properties or channels will be met in light of the uncertainties inherent in the development of the regulatory framework, construction, the licensing process, legislative action and litigation. In addition, as we seek to launch online gaming and sports betting offerings in additional jurisdictions, we will need to hire additional qualified employees, such as engineers, IT professionals, product managers and compliance personnel. Given the significant competition in this area for qualified candidates, we may be unable to hire qualified candidates. Delays in opening new or upgraded properties could lead to increased costs and delays in receiving anticipated revenues with respect to such properties or channels and could have a material adverse effect on our financial condition, results of operations, and cash flows.

Risks Related to Our Capital Structure
Our indebtedness could adversely affect our financial health and prevent us from fulfilling our obligations under our outstanding indebtedness.
As of December 31, 2022, we had indebtedness of $2.8 billion, including $1.5 billion outstanding under our Amended Credit Facilities. We are also required to make annual minimum lease payments to our REIT Landlords pursuant to the Triple Net Leases, which we currently expect will be approximately $863.6 million for the year ending December 31, 2023. Additionally, our Triple Net Leases are subject to annual escalators, percentage rent, and rent resets, as applicable.

We have indebtedness and significant fixed annual lease payments under the Triple Net Leases. Our indebtedness and additional fixed costs under our Lease obligations have important consequences to our financial health.
The lack of availability and cost of financing could have an adverse effect on our business.
We may finance some of our current and future expansion, development and renovation projects and acquisitions with cash flow from operations, borrowings under our Amended Credit Facilities and equity or debt financings. For more information regarding our future development projects, see “Recent Acquisitions, Development Projects and Other” in the Executive Overview within our Management’s Discussion and Analysis. If we are unable to finance our current or future projects, we could have to seek alternative financing. Depending on credit market conditions, including the current high interest rate environment, alternative sources of funds may not be sufficient to finance our expansion, development and/or renovation, or such other financing may not be available on acceptable terms, in a timely manner or at all. In addition, our existing indebtedness contains restrictions on our ability to incur additional indebtedness. If we are unable to secure additional financing, we could be forced to limit or suspend expansion, development and renovation projects and acquisitions, which may adversely affect our financial condition, results of operations, and cash flows.
The capacity under our Amended Revolving Credit Facility is $1.0 billion, of which $977.5 million is available as of December 31, 2022. Our Amended Revolving Credit Facility expires in 2027. There is no certainty that our lenders will continue to remain solvent or fund their respective obligations under our Amended Credit Facilities.
To service our indebtedness, we will require a significant amount of cash, which depends on many factors beyond our control.
There is no assurance that our business will generate sufficient cash flow from operations or that future borrowings will be available to us under our Amended Credit Facilities in amounts sufficient to enable us to fund our liquidity needs, including with respect to our indebtedness. Our variable rate borrowings expose us to interest rate volatility, which could cause our debt service obligations to increase significantly. We also may incur indebtedness related to properties we develop or acquire in the future prior to generating cash flow from those properties. If those properties do not provide us with cash flow to service that indebtedness, we will need to rely on cash flow from our other properties, which would increase our leverage. In addition, if we consummate significant acquisitions in the future, our cash requirements may increase significantly.
Legal and Regulatory Risk Factors
We are or may become involved in legal proceedings that, if adversely adjudicated or settled, could impact our financial condition and results of operations.
From time to time, we are defendants in various lawsuits relating to matters incidental to our business. The nature of our business subjects us to the risk of lawsuits filed by customers, past and present employees, competitors, business partners, and others in the ordinary course of business (particularly in the case of class actions). As with all litigation, no assurance can be provided as to the outcome of these matters and, in general, litigation can be expensive and time consuming. We may not be successful in these lawsuits, and, especially with increasing class action claims in our industry, litigation could result in costs, settlements, or damages that could significantly impact our financial condition, results of operations, and cash flows.
We face extensive regulation from gaming regulatory authorities, which could have a material adverse effect on us.
As owners and managers of retail casino gaming, online gaming, sports betting, video lottery, VGTs, and pari-mutuel wagering operations, we are subject to extensive state, provincial and local regulation. These gaming regulatory authorities have broad discretion, and may, for any reason set forth in the applicable legislation, rules and regulations, limit, condition, suspend, fail to renew or revoke a license or registration to conduct gaming operations or prevent us from owning the securities of any of our gaming subsidiaries or prevent another person from owning an equity interest in us. Like all gaming operators in the jurisdictions in which we operate, we must periodically apply to renew our gaming licenses or registrations and have the suitability of certain of our directors, officers, employees and contractors approved. There is no assurance that we will be able to obtain such renewals or approvals. Gaming regulatory authorities have input into our operations, for instance, hours of operation, location or relocation of a facility, numbers and types of slot machines and table games, and the types of sports events or casino games we may offer as part of our sports betting and online gaming operations. Gaming regulatory authorities may not have extensive experience in the digital media industry, which may present unique challenges in regulating our business. Regulators may also levy substantial fines or penalties against us or our subsidiaries for violations of gaming laws or regulations, or against the people involved in violating such gaming laws or regulations, and/or seize our assets or the assets of our subsidiaries. Any of these events could have a material adverse effect on our financial condition, results of operations, and cash flows.
Regulations governing the conduct of gaming activities and the obligations of gaming companies in any jurisdiction in which we have or in the future may have gaming operations are subject to change and could impose additional operating, financial, competitive or other burdens on the way we conduct our business.
In particular, certain areas of law governing new gaming activities, such as the federal, state and provincial laws applicable to retail casino gaming, online gaming, and sports betting, are new or developing in light of emerging technologies. New and developing areas of law may be subject to the interpretation of the government agencies tasked with enforcing them and/or courts in which parties challenge the interpretation or enforcement of them. In some circumstances, a government agency may interpret a statute or regulation in one manner and then reconsider its interpretation at a later date. No assurance can be provided that government agencies will interpret or enforce new or developing areas of law consistently, predictably, or favorably. Moreover, legislation or regulation to prohibit, limit, or add burdens to increase taxes on our business may be introduced in the future in jurisdictions where gaming has been legalized. In addition, from time to time, legislators and special interest groups have proposed legislation that would expand, restrict or prevent gaming operations or which may otherwise adversely impact our operations in the jurisdictions in which we operate. Any expansion of gaming or restriction on or prohibition of our gaming operations or enactment of other adverse regulatory changes could have a material adverse effect on our operating results.
Certain public and private issuances of securities and other transactions that we are party to also require the approval of some gaming regulatory authorities.
We have demonstrated suitability to obtain and have obtained all governmental licenses, registrations, permits, and approvals necessary for us to operate our existing gaming and pari-mutuel properties and sports betting and online gaming businesses. There can be no assurance that we will be able to retain and renew those existing licenses or demonstrate suitability to obtain any new licenses, registrations, permits, or approvals. In addition, the loss of a license, registration, permit or approval in one jurisdiction could trigger the loss of a license, registration, permit or approval or affect our eligibility for a license, registration, permit or approval in another jurisdiction. As we expand our gaming operations in our existing jurisdictions or to new jurisdictions, we may have to meet additional suitability requirements and obtain additional licenses, registrations, permits and approvals from gaming regulatory authorities in these jurisdictions. The approval process can be time-consuming and costly, and we cannot be sure that we will be successful. Furthermore, this risk is particularly pertinent to our online gaming and sports betting initiatives because regulations in this area are not as fully developed or established.
Gaming regulatory authorities generally can require that any record holder or beneficial owner of our securities file an application for a license or similar finding of suitability. If a gaming regulatory authority requires a record holder or beneficial owner of our securities to file a suitability application, the owner must generally apply for a finding of suitability within 30 days or at an earlier time prescribed by the gaming regulatory authority. The gaming regulatory authority also has the power to investigate such an owner’s suitability and the owner must pay all costs of the investigation. If the owner is found unsuitable or fails to apply when required to do so, then the owner may be required by law to dispose of our securities.
Our directors, officers, key employees, joint venture partners and vendors must also meet approval standards of certain gaming regulatory authorities. If gaming regulatory authorities were to find a person occupying any such position unsuitable, we may be required to sever our relationship with that person, joint venture partner or vendor. Gaming regulatory authorities may also conduct investigations into the conduct or associations of our directors, officers, key employees, joint venture partners or vendors to ensure compliance with applicable laws, regulations and standards.
We are subject to certain federal, state, provincial and other regulations, and if we fail to comply with such regulations, it could have a material adverse effect on our financial condition, results of operations, and cash flow.
We are subject to certain federal, state, provincial and local laws, regulations and ordinances that apply to businesses generally. The Bank Secrecy Act, enforced by the Financial Crimes Enforcement Network (“FinCEN”) of the U.S. Treasury Department, requires us to report currency transactions in excess of $10,000 occurring within a gaming day, including identification of the guest by name and social security number, to the IRS. This regulation also requires us to report certain suspicious activity, including any transaction that exceeds $5,000 that we know, suspect or have reason to believe involves funds from illegal activity or is designed to evade federal regulations or reporting requirements and to verify sources of funds, in response to which we have implemented Know Your Customer processes. Periodic audits by the IRS and our internal audit department assess compliance with the Bank Secrecy Act, and substantial penalties can be imposed against us if we fail to comply with this regulation. In recent years the U.S. Treasury Department has increased its focus on Bank Secrecy Act compliance throughout the gaming industry, and public comments by FinCEN suggest that casinos should obtain information on each customer’s sources of income. This could impact our ability to attract and retain casino guests. Further, since we deal with significant amounts of cash in our operations, we are subject to various reporting and anti-money laundering regulations. Any violation of anti-money laundering laws or regulations, or any accusations of money laundering or regulatory investigations into possible money laundering activities, by any of our properties, online gaming operations, employees, partners, affiliates, or customers could have a material adverse effect on our financial condition, results of operations, and cash flows.
The riverboats on which we operate must also comply with certain federal and state laws and regulations with respect to boat design, on-board facilities, equipment, personnel, and safety. In addition, we are required to have third parties periodically inspect and certify all of our casino barges for stability and single compartment flooding integrity. The casino barges on which we operate also must meet local fire safety standards. We would incur additional costs if any of the gaming facilities on which we operate were not in compliance with one or more of these regulations.
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
We rely on a variety of direct marketing techniques, including email marketing, online advertising, and postal mailings in our business. Any further restrictions in laws such as the CAN-SPAM Act, the Telephone Consumer Protection Act, the Do-Not-Call-Implementation Act, applicable Federal Communications Commission telemarketing rules (including the declaratory ruling affirming the blocking of unwanted robocalls), the FTC Privacy Rule, Safeguards Rule, Consumer Report Information Disposal Rule, Telemarketing Sales Rule, Canada’s Anti-Spam Law and various U.S. state and Canadian provincial laws, or new federal, state or provincial laws on marketing and solicitation or international privacy, e-privacy, and anti-spam laws that govern these activities could adversely affect the continuing effectiveness of email, online advertising, and postal mailing techniques and could force further changes in our marketing strategy. If this occurs, we may not be able to develop adequate alternative marketing strategies, which could impact the amount and timing of our sales of certain products.
Further, certain of our products and services depend on the ability to use non-public personal, financial transaction, and or other information relating to patrons, which we may collect and or obtain from travel service providers or other companies with whom we have substantial relationships. To the extent that we collect, control, or process such information, federal, state, provincial and foreign privacy laws and regulations, including without limitation the California Consumer Privacy Act (including the amended California Privacy Rights Act), the EU’s General Data Protection Regulation, Ontario, Canada’s Freedom of Information and Protection of Privacy Act, and Canada’s Personal Information Protection and Electronic Documents Act, require us to make disclosures regarding our privacy and information sharing practices, safeguard and protect the privacy of such information, and, in some cases, provide patrons the opportunity to “opt out” of the use of their information for certain purposes, any of which could limit our ability to leverage existing and future databases of information which could have a material adverse effect on our financial condition, results of operations, and cash flows.
We must comply with federal, state, provincial and foreign requirements regarding notice and consent to obtain, use, share, transmit and store such information, including providing the opportunity and mechanisms to “opt out” from certain uses in some jurisdictions. Furthermore, we may face conflicting obligations arising from the potential concurrent application of laws of multiple jurisdictions. In the event that we are not able to reconcile such obligations, we may be required to change business practices or face liability or sanction.
To the extent that we fail to comply with applicable consumer protection and data privacy laws, we may become subject to actions by regulatory authorities and/or individuals (including private right of action in some jurisdictions), which may result in the payment of fines or the imposition of other monetary or non-monetary penalties.
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
We believe that the prospect of generating incremental revenue is one of the primary reasons that jurisdictions permit or expand legalized gaming. As a result, gaming companies are typically subject to revenue-based taxes and fees in addition to normal federal, state, provincial and local income taxes, and such taxes and fees are subject to increase at any time. We pay substantial taxes and fees with respect to our operations. From time-to-time, federal, state, provincial and local legislators and officials have proposed changes in tax laws, or in the administration of such laws, affecting the gaming industry. Worsening economic conditions could intensify the efforts of state, provincial and local governments to raise revenues through increases in gaming taxes, property taxes and/or by authorizing additional gaming properties each subject to payment of a new license fee. It is not possible to determine with certainty the likelihood of changes in such laws or in the administration of such laws. Such changes, if adopted, could have a material adverse effect on our financial condition, results of operations, and cash flows.
Available Information
We maintain a website at www.pennentertainment.com that includes more information about us. The contents of our website are not part of this Annual Report on Form 10-K. Our electronic filings with the U.S. Securities and Exchange Commission (“SEC”) (including all Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, and Current Reports on Form 8-K, and any amendments to these reports), including the exhibits, are available free of charge through our website as soon as reasonably practicable after we electronically file them with, or furnish them to, the SEC. Our filings are also available through a database maintained by the SEC at www.sec.gov.
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

	Location	Description of Owned Real Property	Acreage of Land	Description of Leased Real Property	Acreage of Land
Northeast segment
Ameristar East Chicago	East Chicago, IN	—	—	Land, buildings, boat	22
Hollywood Casino Bangor	Bangor, ME	—	—	Land, racetrack, buildings	44
Hollywood Casino at Charles Town Races	Charles Town, WV	—	—	Land, racetrack, buildings	299
Hollywood Casino Columbus	Columbus, OH	—	—	Land, buildings	116
Hollywood Casino at Greektown	Detroit, MI	—	—	Land, buildings	8
Hollywood Casino Lawrenceburg	Lawrenceburg, IN	Land, buildings	—	Land, buildings, boat	108
Hollywood Casino Morgantown	Morgantown, PA	Building	—	Land	36
Hollywood Casino at PENN National Race Course	Grantville, PA	—	—	Land (1), racetrack, buildings	574
Hollywood Casino Perryville	Perryville, MD	—	—	Land, buildings	36
Hollywood Casino at The Meadows	Washington, PA	—	—	Land, racetrack, buildings	156
Hollywood Casino Toledo	Toledo, OH	—	—	Land, buildings	42
Hollywood Casino York	York, PA	—	—	Building	—
Hollywood Gaming at Dayton Raceway	Dayton, OH	—	—	Land, racetrack, buildings	120
Hollywood Gaming at Mahoning Valley Race Course	Youngstown, OH	—	—	Land, racetrack, buildings	193
Plainridge Park Casino	Plainville, MA	—	—	Land, racetrack, buildings	88

South segment
1st Jackpot Casino	Tunica, MS	—	—	Land (2), buildings, boat	147
Ameristar Vicksburg	Vicksburg, MS	—	—	Land, buildings, boat	74
Boomtown Biloxi	Biloxi, MS	—	—	Land (3), buildings, boat	26
Boomtown Bossier City	Bossier City, LA	—	—	Land, buildings, boat	22
Boomtown New Orleans	New Orleans, LA	—	—	Land, buildings, boat	54
Hollywood Casino Gulf Coast	Bay St. Louis, MS	—	—	Land, buildings	579
Hollywood Casino Tunica	Tunica, MS	—	—	Land, buildings, boat	68
L’Auberge Baton Rouge	Baton Rouge, LA	Undeveloped land(4)	417	Land, buildings, barge	99
L’Auberge Lake Charles	Lake Charles, LA	Undeveloped land	54	Land, buildings, barge	235
Margaritaville Resort Casino	Bossier City, LA	—	—	Land, buildings, barge	34

West segment
Ameristar Black Hawk	Black Hawk, CO	—	—	Land, buildings	104
Cactus Petes and Horseshu	Jackpot, NV	—	—	Land, buildings	80
M Resort	Henderson, NV	—	—	Land, buildings	84
Tropicana Las Vegas (5)	Las Vegas, NV	—	—	Land, buildings	—
Zia Park Casino	Hobbs, NM	—	—	Land, racetrack, buildings	317

Midwest segment
Ameristar Council Bluffs	Council Bluffs, IA	—	—	Land, buildings, boat	59
Argosy Casino Alton	Alton, IL	Boat	—	Land, buildings	4
Argosy Casino Riverside	Riverside, MO	—	—	Land (6), buildings, barge	45
Hollywood Casino Aurora	Aurora, IL	—	—	Land, buildings, barge	2
Hollywood Casino Joliet	Joliet, IL	—	—	Land, buildings, barge	276
Hollywood Casino at Kansas Speedway	Kansas City, KS	Land, buildings	101	—	—
Hollywood Casino St. Louis	Maryland Heights, MO	—	—	Land, buildings, barge	221
River City Casino	St. Louis, MO	—	—	Land (7), buildings, barge	83

Other
Freehold Raceway	Freehold, NJ	Land, racetrack, buildings	51	—	—
	Cherry Hill, NJ	Undeveloped land	10	—	—
Retama Park Racetrack (8)	Selma, TX	Undeveloped land	—	—	—
Sam Houston Race Park	Houston, TX	Land, racetrack, buildings	168	—	—
Sanford-Orlando Kennel Club (9)	Longwood, FL	Land, building	2	—	—
Valley Race Park	Harlingen, TX	Land, racetrack, buildings	71	—	—
			874		4,455

(1)Of which, 393 acres is undeveloped land surrounding Hollywood Casino at PENN National Race Course.
(2)Of which, 53 acres is wetlands.
(3)Of which, 3 acres is subject to the PENN Master Lease.
(4)During the year, we sold 61 acres of undeveloped land adjacent to L’Auberge Baton Rouge.
(5)The operations of Tropicana Las Vegas were sold on September 26, 2022 and the lease terminated. Prior to the lease termination, we leased 35 acres of land.
(6)Of which, 38 acres is subject to the PENN Master Lease.
(7)Of which, 24 acres is land surrounding River City Casino reserved for community and recreational facilities.
(8)The land, racetrack, and buildings used in the operations of Retama Park Racetrack are owned by the City of Selma, Texas. During the year, we sold 14 acres of undeveloped land adjacent to the Retama Park Racetrack.
(9)In the fourth quarter of 2020, we sold the land related to the Sanford-Orlando Kennel Club due to state regulation prohibiting greyhound racing. We continue to offer simulcast racing at our existing facility.
We lease office and warehouse space in various locations outside of our operating properties, including 86,542 square feet of office space in Las Vegas, Nevada which is currently subleased; 41,016 square feet of executive office and warehouse space in Wyomissing, Pennsylvania; 79,812 square feet of office space in Toronto, Ontario; 32,212 square feet of office space in Cherry Hill, New Jersey; 29,609 square feet of office space in Philadelphia, Pennsylvania; 22,049 square feet of office space in Hoboken, New Jersey; and 10,000 square feet of warehouse space in Aurora, Illinois.

Our interests in the owned real property listed above (with the exception of the land, buildings, and racetracks, used in the operations of Hollywood Casino at Kansas Speedway, Freehold Raceway, Retama Park Racetrack, and Hollywood Casino Morgantown, as well as the interests in the leased real property listed above) collateralize our obligations under our Amended Credit Facilities (as defined in the “Liquidity and Capital Resources” section of “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” below).

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

PART II

ITEM 5.MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Ticker Symbol and Holders of Record
Our common stock is quoted on the NASDAQ Global Select Market under the symbol “PENN.” As of February 16, 2023, there were 1,551 holders of record of our common stock.
Dividends
Since our initial public offering of common stock in May 1994, we have not paid any cash dividends on our common stock. We intend to retain all of our earnings to finance the development of our business, and thus, do not anticipate paying cash dividends on our common stock for the foreseeable future. Payment of any cash dividends in the future will be at the discretion of our Board of Directors and will depend upon, among other things, our future earnings, operations and capital requirements, our general financial condition and general business conditions. In addition, our Amended Credit Facilities and senior unsecured notes limit, among other things, our ability to pay dividends. Future financing arrangements may also prohibit the payment of dividends under certain conditions.

Sales of Unregistered Equity Securities
We have not sold any equity securities during the year ended December 31, 2022 that were not previously disclosed in a quarterly report on Form 10-Q or a current report on Form 8-K that was filed during the year.
Subsequent to year end, on February 17, 2023, the Company issued 2,442,809 share of our common stock in conjunction with the Barstool Acquisition (as defined and described in Note 7, “Investments in and Advances to Unconsolidated Affiliates”). The issuances were exempt from registration pursuant to Section 4(a)(2) of the Securities Act.
Purchases of Equity Securities
On February 1, 2022, our Board of Directors authorized the repurchase of up to $750.0 million of our common stock from time to time on the open market or in privately negotiated transactions (the “February 2022 Authorization”). The repurchase authorization expires on January 31, 2025. On December 6, 2022, our Board of Directors authorized an additional $750.0 million program for such repurchases, which expires on December 31, 2025 (the “December 2022 Authorization”). Since we have not yet used the full amount under the February 2022 Authorization, the December 2022 Authorization remains at full capacity. Stock repurchases, if any, will be funded using our available liquidity. The timing and amount of stock repurchases will depend on a variety of factors, including the market conditions as well as corporate and regulatory considerations. As of December 31, 2022, we have repurchased a total of 17,561,288 shares of our common stock at an average price of $34.23.
The following table presents the total number of shares of our common stock that we repurchased during the fourth quarter of the year ended December 31, 2022, the average price paid per share, the number of shares that we repurchased as part of our share repurchase program, and the approximate dollar value of shares that still could have been repurchased at the end of the applicable fiscal period pursuant to our share repurchase program:

(dollars in millions, except per share data)	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Program
October 1, 2022 - October 31, 2022	1,037,677	$28.97	1,005,188	$211.1
November 1, 2022 – November 30, 2022	605,592	$35.01	605,422	$189.9
December 1, 2022 - December 31, 2022	1,260,399	$32.29	1,260,284	$149.2
Total	2,903,668	$31.67	2,870,894
(1)Includes 32,489, 170 and 115 shares withheld to pay taxes due upon the vesting of employee restricted stock for the months ended October 31, November 30, and December 31, 2022, respectively.

Stock Performance Graph

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among PENN Entertainment, Inc, S&P 500,
the Russell 3000 Casino and Gambling Index, and a Peer Group

$300.00
$250.00
$200.00
$150.00
$100.00
$50.00
$—
12/31/17
12/31/18
12/31/19
12/31/20
12/31/21
12/31/22
PENN Entertainment, Inc
S&P 500
Russell 3000 Casino and Gambling
Peer Group

We have historically presented the performance graph by comparing our cumulative total shareholder return against the cumulative total return of the S&P 500 and the median total shareholder return of a selected group of peer companies. We have decided to change the presentation of our performance graph to replace the selected peer group with the Russell 3000 Casino and Gambling Index because the Company believes that a market index provides a more consistent comparison than the annual Company-selected peer group. In accordance with SEC rules, the performance graph presents both the indices used in the previous year and the newly selected index.

	Period Ending December 31,
Index	2017	2018	2019	2020	2021	2022
PENN Entertainment, Inc.	$100.00	$60.10	$81.58	$275.68	$165.50	$94.80
S&P 500	$100.00	$95.62	$125.72	$148.85	$191.58	$156.89
Russell 3000 Casino and Gambling Index	$100.00	$70.47	$101.85	$114.43	$112.76	$84.39
Peer Group Median (1)	$100.00	$73.78	$103.93	$96.25	$93.55	$82.10
(1)Peer group includes: Boyd Gaming Corporation, Caesars Entertainment Inc., Las Vegas Sands Corp., MGM Resorts International, Red Rock Resorts, Inc., and Wynn Resorts, Ltd.
ITEM 6.RESERVED
ITEM 7.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of financial condition, results of operations, liquidity and capital resources should be read in conjunction with, and is qualified in its entirety by, our Consolidated Financial Statements and the notes thereto, included in this Annual Report on Form 10-K, and other filings with the Securities and Exchange Commission. This management’s discussion and analysis of financial condition and results of operations includes discussion as of and for the year ended December 31, 2022 compared to December 31, 2021. Discussion of our financial condition and results of operations as of and for the year ended December 31, 2021 compared to December 31, 2020 can be found in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed with the Securities and Exchange Commission on February 28, 2022.

EXECUTIVE OVERVIEW
Our Business
On August 4, 2022, Penn National Gaming, Inc. was renamed PENN Entertainment, Inc. PENN Entertainment, Inc., together with its subsidiaries (“PENN,” the “Company,” “we,” “our,” or “us”), is North America’s leading provider of integrated entertainment, sports content, and casino gaming experiences. As of December 31, 2022, PENN operated 43 properties in 20 states, online sports betting in 15 jurisdictions and iCasino in five jurisdictions, under a portfolio of well-recognized brands including Hollywood Casino®, L’Auberge®, Barstool Sportsbook®, and theScore Bet Sportsbook and Casino®. As of the issuance date of this report, PENN operates online sports betting in 16 jurisdictions upon the addition of Ohio in January 2023. PENN’s highly differentiated strategy, which is focused on organic cross-sell opportunities, is reinforced by its investments in market-leading retail casinos, sports media assets, technology, including a state-of-the-art, fully integrated digital sports and iCasino betting platform, and an in-house iCasino content studio. The Company’s portfolio is further bolstered by its industry-leading mychoice® customer loyalty program (the “mychoice program”), which offers our approximately 26 million members a unique set of rewards and experiences across business channels.
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
Impact of the COVID-19 Pandemic
On March 11, 2020, the World Health Organization declared the novel coronavirus (known as “COVID-19”) outbreak to be a global pandemic. To help combat the spread of COVID-19 and pursuant to various orders from state gaming regulatory bodies or governmental authorities, operations at all of our properties were temporarily suspended for single, or multiple, time periods during 2020 and into 2021, and we operated with reduced gaming and hotel capacity with limited food and beverage offerings. As of the date of this filing, none of our properties are closed.
Although the impact of the COVID-19 pandemic has lessened as of late, we could still experience adverse effects from the lingering macroeconomic issues that have resulted from the COVID-19 pandemic. These could include, though are not limited to, labor shortages and increased turnover, interruption of domestic and global supply chains, and the reinstatement of mask mandates.
Recent Acquisitions, Development Projects and Other
As previously disclosed, in February 2020, we closed on our investment in Barstool Sports, Inc. (“Barstool”) pursuant to a stock purchase agreement with Barstool and certain stockholders of Barstool, in which we purchased 36% (inclusive of 1% on a delayed basis) of the common stock, par value $0.0001 per share, of Barstool for a purchase price of $161.2 million. Under this strategic relationship, Barstool exclusively promotes the Company’s retail gaming and racing properties, iCasinos and sports betting products, including the Barstool Sportsbook and Casino mobile app, to its national audience, and granted us the sole right to utilize Barstool Sportsbook for all of our online and retail sports betting and iCasino products. Subsequent to year end, on February 17, 2023, we completed the acquisition of all of the outstanding shares of common stock of Barstool not already owned by us for approximately $388 million, excluding transaction expenses, repayment of Barstool indebtedness and other purchase price adjustments (the “Barstool Acquisition”). We issued 2,442,809 shares of our common stock to certain former stockholders of Barstool for the Barstool Acquisition (see Note 15, “Stockholders’ Equity,” for further information) and utilized approximately $315 million of cash to complete the Barstool Acquisition, inclusive of transaction expenses and repayment of Barstool indebtedness. As of the closing of the Barstool Acquisition, Barstool became an indirect wholly owned subsidiary of PENN and accordingly we will consolidate Barstool in our financial statements and no longer account for our interest under the equity method of accounting. See Note 7, “Investments in and Advances to Unconsolidated Affiliates” to our Consolidated Financial Statements for additional detail on our acquisition of the remaining Barstool shares.
On April 16, 2020, we sold the real estate assets associated with the operations of Tropicana Las Vegas Hotel and Casino, Inc. (“Tropicana”) to GLPI in exchange for rent credits of $307.5 million, and utilized the rent credits to pay rent under our existing Master Leases and the Meadows Lease, beginning in May 2020. Contemporaneous with the sale, the Company entered into the Tropicana Lease, (as defined and discussed in Note 12, “Leases” to our Consolidated Financial Statements). On

January 11, 2022, PENN entered into a definitive purchase agreement to sell its outstanding equity interest in Tropicana, which has the gaming license and operates the Tropicana, to Bally’s Corporation. The transaction closed on September 26, 2022.
On October 1, 2020, we sold the land underlying Hollywood Casino Morgantown (“Morgantown”) to GLPI in exchange for rent credits of $30.0 million. Contemporaneous with the sale, the Company entered into a triple net lease with GLPI for the land underlying Morgantown (as defined and discussed in Note 12, “Leases” to our Consolidated Financial Statements).
On May 11, 2021, we acquired 100% of the outstanding equity of HitPoint Inc. and Lucky Point Inc. (collectively, “Hitpoint”). The purchase price totaled $12.7 million, consisting of $6.2 million in cash, $3.5 million of the Company’s common stock, and a $3.0 million contingent liability.
On July 1, 2021, we completed the acquisition of the operations of Hollywood Casino Perryville (“Perryville”), from GLPI for a purchase price of $39.4 million, including working capital adjustments. Simultaneous with the closing, we entered into a lease with GLPI for the real estate assets associated with Perryville for initial annual rent of $7.8 million per year subject to escalation. In conjunction with entering into the 2023 Master Lease, (as defined within “Liquidity and Capital Resources”) the Perryville Lease was terminated effective January 1, 2023.
On August 1, 2021, we completed the acquisition of the remaining 50% ownership interest in the Sam Houston Race Park in Houston, Texas, the Valley Race Park in Harlingen, Texas, and a license to operate a racetrack in Austin, Texas (collectively, “Sam Houston”), from PM Texas Holdings, LLC for a purchase price of $57.8 million, comprised of $42.0 million in cash and $15.8 million of the Company’s common stock. In conjunction with the acquisition, we recorded a gain of $29.9 million on our equity method investment.
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
On October 9, 2022, as described in Note 12, “Leases”, the Company entered into a binding term sheet (the “Term Sheet”) with GLPI. Pursuant to the Term Sheet, the Company and GLPI agreed to amend and restate the PENN Master Lease (the “Amended and Restated PENN Master Lease”) to (i) remove the land and buildings for Hollywood Casino Aurora (“Aurora”), Hollywood Casino Joliet (“Joliet”), Hollywood Casino Columbus (“Columbus”), Hollywood Casino Toledo (“Toledo”) and the M Resort Spa Casino (“M Resort”); (ii) make associated adjustments to the rent after which the initial rent in the Amended and Restated PENN Master Lease will be $284.1 million, consisting of $208.2 million of Building Base Rent, $43.0 million of Land Base Rent and $32.9 million of Percentage Rent (as such terms are defined in the Amended and Restated PENN Master Lease); (iii) terminate the existing leases associated with Hollywood Casino at The Meadows (“Meadows”) and Perryville; and (iv) enter into a new master lease (the “2023 Master Lease”) specific to the properties associated with Aurora, Joliet, Columbus, Toledo, M Resort, Meadows and Perryville. Subsequent to year end, on February 21, 2023, both the Amended and Restated PENN Master Lease and the 2023 Master Lease agreement were executed with an effective date of January 1, 2023, and a master development agreement (the “Master Development Agreement”) was executed on February 22, 2023.
The 2023 Master Lease has an initial term through October 31, 2033 with three subsequent five-year renewal periods on the same terms and conditions, exercisable at the Company’s option. The 2023 Master Lease is cross-defaulted, cross-collateralized, and coterminous with the Amended and Restated PENN Master Lease, and subject to a parent guarantee. The 2023 Master Lease includes a base rent (the “2023 Master Lease Base Rent”) equal to $232.2 million and the Master Development Agreement contains additional rent (together with the 2023 Master Lease Base Rent, the “2023 Master Lease Rent”) equal to (i) 7.75% of any project funding received by PENN from GLPI for an anticipated relocation of PENN’s riverboat casino and related developments with respect to Aurora (the “Aurora Project”) and (ii) a percentage based on the then-current GLPI stock price, of any project funding received by PENN from GLPI for certain anticipated development projects with respect to Joliet, Columbus and M Resort (the “Other Development Projects”). The Master Development Agreement provides that GLPI will fund, upon PENN’s request, up to $225 million for the Aurora Project and up to $350 million in the aggregate for the Other Development Projects, in accordance with certain terms and conditions set forth in the Master Development Agreement. These funding obligations of GLPI expire on January 1, 2026. The 2023 Master Lease Rent will be subject to a one-time increase of $1.4 million, effective the fifth anniversary of the effective date. The 2023 Master Lease Rent will be further subject to a fixed escalator of 1.5% on November 1, 2023 and annually thereafter. The Master Development Agreement provides that PENN may elect not to proceed with a development project prior to GLPI’s commencement of any equity or debt offering or credit facility draw intended to fund such project or after such time in certain instances, provided that GLPI will be reimbursed for all costs and expenses incurred in connection with such discontinued project. The Aurora Project and the Other Development Projects are all subject to necessary regulatory and other government approvals.
We believe that our portfolio of assets provides us with the benefit of geographically-diversified cash flow from operations. We expect to continue to expand our gaming operations through the implementation and execution of a disciplined capital expenditure program at our existing properties, the pursuit of strategic acquisitions and investments, and the development of new gaming properties. In addition, the acquisitions of Barstool and theScore reflect our strategy to continue evolving from the nation’s largest regional gaming operator to a best-in-class omni-channel provider of retail and online gaming and sports betting entertainment.
Operating and Competitive Environment
Most of our properties operate in mature, competitive markets. We expect that the majority of our future growth will come from new business lines or distribution channels, such as retail and online gaming and sports betting; improvements, expansions or relocations of our existing properties; entrance into new jurisdictions; expansions of gaming in existing jurisdictions; and strategic investments and acquisitions. Our portfolio is comprised largely of well-maintained regional gaming facilities, which has allowed us to develop what we believe to be a solid base for future growth opportunities. We have also made investments in joint ventures that we believe will allow us to capitalize on additional gaming opportunities in certain jurisdictions if legislation or referenda are passed that permit and/or expand gaming in these jurisdictions and we are selected as a licensee.
We continue to adjust operations, offerings and cost structures to reflect the changing economic and health and safety conditions. We also continue to focus on revenue and cost synergies from recent acquisitions, and offering our customers additional gaming experiences through our omni-channel distribution strategy. We seek to continue to expand our customer database by partnering with third-party operators such as Choice Hotels International, Inc. to expand our loyalty program, as well as through accretive investments or acquisitions, such as Barstool and theScore, capitalize on organic growth opportunities from the development of new properties or the expansion of recently-developed business lines, and develop partnerships that allow us to enter new jurisdictions for iCasino and sports betting.
The gaming industry is characterized by an increasingly high degree of competition among a large number of participants, including riverboat casinos; dockside casinos; land-based casinos; video lottery; iCasino and online social casino; online and retail sports betting; sports media companies; gaming at taverns; gaming at truck stop establishments; sweepstakes and poker machines not located in casinos; the potential for increased fantasy sports; significant growth of Native American gaming tribes, historic racing or state-sponsored i-lottery products in or adjacent to states we operate in; and other forms of gaming in the U.S. See the “Segment comparison of the years ended December 31, 2022 and 2021” section below for discussions on our results of operations by reportable segment.
Key Performance Indicators
In our business, revenue is driven by discretionary consumer spending. We have no certain mechanism for determining why consumers choose to spend more or less money at our properties or on our online offerings from period-to-period; therefore, we are unable to quantify a dollar amount for each factor that impacts our customers’ spending behaviors. However, based on our experience, we can generally offer some insight into the factors that we believe are likely to account for such changes and which factors may have a greater impact than others. For example, decreases in discretionary consumer spending have historically been brought about by weakened general economic conditions, such as recessions, inflation, rising interest rate environments, high unemployment levels, higher income taxes, low levels of consumer confidence, weakness in the housing market, high fuel or other transportation costs, and the effects of the COVID-19 pandemic. In addition, visitation and the volume of play have historically been negatively impacted by significant construction surrounding our properties, adverse regional weather conditions and natural disasters. In all instances, such insights are based solely on our judgment and professional experience, and no assurance can be given as to the accuracy of our judgments.
The vast majority of our revenues is gaming revenue, which is highly dependent upon the volume and spending levels of customers at our properties. Our gaming revenue is derived primarily from slot machines (which represented approximately 84%, 84% and 87% of our gaming revenue in 2022, 2021 and 2020, respectively) and, to a lesser extent, table games and online gaming consisting of online slots, online table games, and online sports betting. Aside from gaming revenue, our revenues are primarily derived from our hotel, dining, retail, commissions, media, program sales, admissions, concessions and certain other ancillary activities, and our racing operations.

Key performance indicators related to gaming revenue are slot handle and table game drop, which are volume indicators, and “win” or “hold” percentage. Our typical property slot win percentage is in the range of approximately 7% to 11% of slot handle, and our typical table game hold percentage is in the range of approximately 15% to 28% of table game drop.
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
Under normal operating conditions, our properties generate significant operating cash flow since most of our revenue is cash-based from slot machines, table games, and online gaming, including sports betting. Our business is capital intensive, and we rely on cash flow from our properties to generate sufficient cash to satisfy our obligations under the Triple Net Leases (as defined in “Liquidity and Capital Resources”), repay debt, fund maintenance capital expenditures, fund new capital projects at existing properties and provide excess cash for future development and acquisitions. Additional information regarding our capital projects is discussed in “Liquidity and Capital Resources” below.
Reportable Segments
We have aggregated our operating segments into five reportable segments. Retail operating segments are based on the similar characteristics within the regions in which they operate: Northeast, South, West, and Midwest. Our Interactive segment includes all of our online sports betting, iCasino and online social gaming operations, management of retail sports betting, media, and our proportionate share of earnings attributable to our equity method investment in Barstool. We view each of our gaming and racing properties as an operating segment with the exception of our two properties in Jackpot, Nevada, which we view as one operating segment. We consider our combined Video Gaming Terminal (“VGT”) operations, by state, to be separate operating segments. For a listing of our gaming properties and VGT operations included in each reportable segment, see Note 2, “Significant Accounting Policies,” in the notes to our Consolidated Financial Statements.

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

	For the year ended December 31,
(dollars in millions)	2022	2021	2020
Revenues:
Northeast segment	$2,695.9	$2,552.4	$1,639.3
South segment	1,314.2	1,322.2	849.6
West segment	581.9	521.4	302.5
Midwest segment	1,159.6	1,102.7	681.4
Interactive segment	663.1	432.9	121.1
Other (1)	21.3	10.6	3.9
Intersegment eliminations (2)	(34.3)	(37.2)	(19.1)
Total	$6,401.7	$5,905.0	$3,578.7

Net income (loss)	$221.7	$420.5	$(669.1)

Adjusted EBITDAR:
Northeast segment	$842.5	$848.4	$478.9
South segment	548.1	587.0	318.9
West segment	220.1	195.0	82.2
Midwest segment	501.2	500.1	258.3
Interactive segment	(74.9)	(35.4)	37.2
Other (1)	(97.6)	(100.7)	(80.7)
Total (3)	1,939.4	1,994.4	1,094.8
Rent expense associated with triple net operating leases (4)	(149.6)	(454.4)	(419.8)
Adjusted EBITDA	$1,789.8	$1,540.0	$675.0

Net income (loss) margin	3.5%	7.1%	(18.7)%
Adjusted EBITDAR margin	30.3%	33.8%	30.6%
Adjusted EBITDA margin	28.0%	26.1%	18.9%
(1)The Other category consists of the Company’s stand-alone racing operations, namely Sanford-Orlando Kennel Club, Sam Houston and Valley Race Parks (the remaining 50% was acquired by PENN on August 1, 2021), the Company’s joint venture interests in Freehold Raceway; and our management contract for Retama Park Racetrack. The Other category also includes corporate overhead costs, which consist of certain expenses, such as: payroll expenses, professional fees, travel expenses and other general and administrative expenses that do not directly relate to or have not otherwise been allocated to a property.
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
(4)Solely comprised of rent expense associated with the operating lease components contained within our triple net master lease dated November 1, 2013 with GLPI and the triple net master lease assumed in connection with our acquisition of Pinnacle Entertainment, Inc., our individual triple net leases with GLPI for the real estate assets used in the operation of Tropicana (terminated on September 26, 2022) and Hollywood Casino at The Meadows, and our individual triple net leases with VICI (“VICI”) for the real estate assets used in the operations of Margaritaville Resort Casino and Hollywood Casino at Greektown (of which the Tropicana Lease, Meadows Lease, Margaritaville Lease and the Greektown Lease are defined in “Liquidity and Capital Resources”) and are referred to collectively as our “triple net operating leases.”
As a result of the Lease Modification defined in Note 12, “Leases” to our Consolidated Financial Statements, the land and building components associated with the operations of Hollywood Gaming at Dayton Raceway and Hollywood Gaming at Mahoning Valley Race Course are classified as operating leases which are recorded to rent expense, as compared to prior to the Lease Modification, whereby the land components of substantially all of the Master Lease properties were classified as operating leases and recorded to rent expense. Subsequent to the Lease Modification, the land components associated with the Master Lease properties are primarily classified as finance leases.
Consolidated comparison of the years ended December 31, 2022 and 2021
Revenues
The following table presents our consolidated revenues:

	For the year ended December 31,			$ Change		% Change
(dollars in millions)	2022	2021	2020	2022 vs. 2021	2021 vs. 2020	2022 vs. 2021	2021 vs. 2020
Revenues
Gaming	$5,201.7	$4,945.3	$3,051.1	$256.4	$1,894.2	5.2%	62.1%
Food, beverage, hotel and other	1,200.0	959.7	527.6	240.3	432.1	25.0%	81.9%
Total revenues	$6,401.7	$5,905.0	$3,578.7	$496.7	$2,326.3	8.4%	65.0%
Gaming revenues for the year ended December 31, 2022 increased by $256.4 million compared to the prior year primarily due to increases in our Interactive segment resulting from continued growth in our online revenues, partially due to the acquisition of theScore, and the inclusion of the full period operating results of three new properties in our Northeast segment: Perryville, which was acquired on July 1, 2021, Hollywood Casino York, which opened August 12, 2021 and Hollywood Casino Morgantown, which opened December 22, 2021.
Food, beverage, hotel and other revenues for the year ended December 31, 2022 increased by $240.3 million compared to the prior year, primarily due to increases in food, beverage and hotel revenues across all our segments, due to easing of restrictions, strong visitation levels among all age groups, increased offerings and hours of operations at our outlets, increases in gaming tax reimbursement amounts charged to third-party partners for online sports betting and iCasino market access, the inclusion of operating results from our new properties as discussed above, and media revenues from theScore, which was acquired on October 19, 2021.
See “Segment comparison of the years ended December 31, 2022, and 2021” below for more detailed explanations of the fluctuations in revenues.
Operating expenses
The following table presents our consolidated operating expenses:

	For the year ended December 31,			$ Change		% Change
(dollars in millions)	2022	2021	2020	2022 vs. 2021	2021 vs. 2020	2022 vs. 2021	2021 vs. 2020
Operating expenses
Gaming	$2,864.4	$2,540.7	$1,530.3	$323.7	$1,010.4	12.7%	66.0%
Food, beverage, hotel and other	767.2	607.3	337.7	159.9	269.6	26.3%	79.8%
General and administrative	1,110.4	1,352.9	1,130.8	(242.5)	222.1	(17.9)%	19.6%
Depreciation and amortization	567.5	344.5	366.7	223.0	(22.2)	64.7%	(6.1)%
Impairment losses	118.2	—	623.4	118.2	(623.4)	N/M	N/M
Total operating expenses	$5,427.7	$4,845.4	$3,988.9	$582.3	$856.5	12.0%	21.5%
N/M - Not meaningful
Gaming expenses consist primarily of salaries and wages associated with our gaming operations, gaming taxes, and marketing and promotional costs. Gaming expenses for the year ended December 31, 2022 increased by $323.7 million compared to the prior year primarily due to higher third-party service provider fees from higher online gaming activity, higher payroll expenses related to volume, an increase in gaming taxes resulting from the increase in gaming revenues, and increased variable marketing and promotional expenses compared to the prior period. Also included in gaming expenses are non-

recurring transaction costs of $26.0 million for the year ended December 31, 2022, related to third-party contract termination fees as we execute on our strategy to deploy our internally built technology stack, consisting of a player account management system and proprietary risk and trading platform, specific to the Interactive segment.
Food, beverage, hotel and other expenses consist primarily of payroll expenses and costs of goods sold associated with our food, beverage, hotel, retail, racing, and interactive operations. Food, beverage, hotel and other expenses for the year ended December 31, 2022 increased $159.9 million compared to the prior year, primarily due to increased volumes as we operated with increased offerings and extended hours of operations at our outlets, which resulted in increases in payroll expenses and cost of sales, and increases in gaming tax reimbursement amounts charged to third-party partners for online sports betting and iCasino market access.
General and administrative expenses include items such as compliance, facility maintenance, utilities, property and liability insurance, surveillance and security, and lobbying expenses, as well as all expenses for administrative departments such as accounting, purchasing, human resources, legal and internal audit. General and administrative expenses also include stock-based compensation expense; pre-opening expenses; acquisition and transaction costs; gains and losses on disposal of assets; insurance recoveries, net of deductible charges; changes in the fair value of our contingent purchase price obligations; expense associated with cash-settled stock-based awards (including changes in fair value thereto); and rent expense associated with our triple net operating leases.
General and administrative expenses for the year ended December 31, 2022 decreased by $242.5 million compared to the prior year primarily due to a decrease in rent costs associated with our Master Leases of $304.8 million representing changes in lease classifications from operating to finance as a result of the Lease Modification as described in Note 12, “Leases” to our Consolidated Financial Statements. The decrease was partially offset by increased payroll costs of $43.2 million, which reflect the current operating environment, a $24.2 million increase in facility costs due to increased volumes, and a $6.4 million loss on the sale of land at our L’Auberge Baton Rouge property.
Depreciation and amortization for the year ended December 31, 2022 increased year over year primarily due to increased amortization costs associated with our Master Leases of $171.0 million representing changes in lease classifications from operating to finance as a result of the Lease Modification as described in Note 12, “Leases” to our Consolidated Financial Statements. In addition, amortization on other intangible assets increased by $37.1 million primarily due to the amortization of other intangible assets that resulted from our acquisition of theScore.
Impairment losses for the year ended December 31, 2022 primarily relate to impairment charges at our Hollywood Casino at Greektown property for goodwill and other intangible assets of $37.4 million and $65.4 million, respectively, as a result of an interim impairment assessment during the third quarter of 2022 as well as an impairment charge at our Hollywood Casino at PENN National Race Course (“PNRC”) property for other intangible assets of $13.6 million as a result of our annual impairment assessment during the fourth quarter of 2022.
The impairment charges at Hollywood Casino at Greektown were due to revised cash flow projections as the majority of the hotel was out of service for longer than anticipated during renovations caused by water damage. The impairment charge at PNRC was largely due to the expansion of gaming legislation in the market and increased supply, particularly from our recent openings of Hollywood Casino York and Hollywood Casino Morgantown, which reduced long-term projections of the property. See Note 9, “Goodwill and Other Intangible Assets” to our Consolidated Financial Statements for further discussion. There were no impairment losses during the year ended December 31, 2021.
The following table presents our consolidated other income (expenses):

	For the year ended December 31,			$ Change		% Change
(dollars in millions)	2022	2021	2020	2022 vs. 2021	2021 vs. 2020	2022 vs. 2021	2021 vs. 2020
Other income (expenses)
Interest expense, net	$(758.2)	$(562.8)	$(544.1)	$(195.4)	$(18.7)	34.7%	3.4%
Interest income	$18.3	$1.1	$0.9	$17.2	$0.2	1,563.6%	22.2%
Income from unconsolidated affiliates	$23.7	$38.7	$13.8	$(15.0)	$24.9	(38.8)%	180.4%
Loss on early extinguishment of debt	$(10.4)	$—	$(1.2)	$(10.4)	$1.2	N/M	N/M
Other	$(72.1)	$2.5	$106.6	$(74.6)	$(104.1)	N/M	(97.7)%
Income tax benefit (expense)	$46.4	$(118.6)	$165.1	$165.0	$(283.7)	N/M	N/M
N/M - Not meaningful

Interest expense, net increased for the year ended December 31, 2022, as compared to the prior year, primarily due to a $171.3 million net increase in Master Lease interest costs due to changes in lease classifications as a result of the Lease Modification as described in Note 12, “Leases” to our Consolidated Financial Statements.
Interest income increased for the year ended December 31, 2022, as compared to the prior year, primarily due to executing on our short term investing strategy utilizing money market funds which commenced during the year ended December 31, 2022.
Income from unconsolidated affiliates relates principally to Barstool, and our Kansas Entertainment and Freehold Raceway joint ventures. The decrease for the year ended December 31, 2022, compared to the prior year, is due to lower income earned from our investments in these unconsolidated affiliates. We record our proportionate share of Barstool’s net income or loss one quarter in arrears.
Loss on early extinguishment of debt for the year ended December 31, 2022 related to the refinancing of the previous Senior Secured Credit Facilities in May 2022. See Note 11, “Long-term Debt” to our Consolidated Financial Statements for further discussion.
Other primarily relates to realized and unrealized gains and losses on equity securities, held by PENN Interactive, unrealized gains or losses resulting from foreign currency translation, unrealized gains and losses related to certain Barstool shares as well as miscellaneous income and expense items. Equity securities were provided to the Company in conjunction with entering into multi-year agreements with sports betting operators for online sports betting and iCasino market access across our portfolio. For the year ended December 31, 2022, other income primarily consisted of unrealized holding losses of $69.9 million on equity shares. For the year ended December 31, 2021, other income was comprised primarily of a $29.9 million gain related to the valuation of our joint venture investment in Sam Houston and Valley Race Parks prior to the acquisition of the remaining 50% on August 1, 2021, offset by a net $24.9 million loss related to realized and unrealized losses on equity securities.
Income tax benefit (expense) for the year ended December 31, 2022, was a $46.4 million benefit, as compared to a $118.6 million expense for the year ended December 31, 2021. Our effective tax rate (income taxes as a percentage of income from operations before income taxes) was (26.5)% for the year ended December 31, 2022, as compared to 22.0% for the year ended December 31, 2021. The change in the effective rate as compared to the prior year period was primarily due to the decreases to income before taxes coupled with the release of our valuation allowance.
The reversal of our valuation allowance during the third quarter of 2022, was primarily due to (i) sustained growth in our three-year cumulative pre-tax earnings; (ii) substantial total revenues and earnings growth in our retail business operations, and (iii) lack of significant asset impairment charges expected to be indicative of the Company’s retail business operations or projections for the foreseeable future. Accordingly, the valuation allowance has been reduced by $113.4 million resulting in a substantial decrease to income tax expense for the year ended December 31, 2022. See Note 14, “Income Taxes” to our Consolidated Financial Statements for further discussion.
Our effective income tax rate can vary each reporting period depending on, among other factors, the geographic and business mix of our earnings, changes to our valuation allowance, and the level of our tax credits. Certain of these and other factors, including our history and projections of pre-tax earnings, are considered in assessing our ability to realize our net deferred tax assets.

Segment comparison of the years ended December 31, 2022 and 2021
Northeast Segment

	For the year ended December 31,			$ Change		% / bps Change
(dollars in millions)	2022	2021	2020	2022 vs. 2021	2021 vs. 2020	2022 vs. 2021	2021 vs. 2020
Revenues:
Gaming	$2,434.0	$2,344.2	$1,495.1	$89.8	$849.1	3.8%	56.8%
Food, beverage, hotel and other	261.9	208.2	144.2	53.7	64.0	25.8%	44.4%
Total revenues	$2,695.9	$2,552.4	$1,639.3	$143.5	$913.1	5.6%	55.7%

Adjusted EBITDAR	$842.5	$848.4	$478.9	$(5.9)	$369.5	(0.7)%	77.2%
Adjusted EBITDAR margin	31.3%	33.2%	29.2%			(190) bps	400 bps
The Northeast segment’s revenues for the year ended December 31, 2022 increased by $143.5 million over the prior year, primarily due to the inclusion of the operating results of Perryville, which was acquired on July 1, 2021, Hollywood Casino York, which opened August 12, 2021 and Hollywood Casino Morgantown, which opened December 22, 2021, and increased food, beverage, hotel and other revenues as we operated with increased offerings and extended hours of operations at our outlets. These revenue increases were partially offset by a decrease in gaming revenues at our Ameristar East Chicago, Hollywood Casino at PENN National Race Course, and Hollywood Casino at Greektown properties.
For the year ended December 31, 2022 the Northeast Adjusted EBITDAR decreased by $5.9 million as compared to the prior year, primarily due to increased gaming taxes, variable marketing and promotional expenses, which remain below pre-pandemic levels, and payroll expenses, resulting in an Adjusted EBITDAR margin of 31.3%.
South Segment

	For the year ended December 31,			$ Change		% / bps Change
(dollars in millions)	2022	2021	2020	2022 vs. 2021	2021 vs. 2020	2022 vs. 2021	2021 vs. 2020
Revenues:
Gaming	$1,050.7	$1,080.4	$684.0	$(29.7)	$396.4	(2.7)%	58.0%
Food, beverage, hotel and other	263.5	241.8	165.6	21.7	76.2	9.0%	46.0%
Total revenues	$1,314.2	$1,322.2	$849.6	$(8.0)	$472.6	(0.6)%	55.6%

Adjusted EBITDAR	$548.1	$587.0	$318.9	$(38.9)	$268.1	(6.6)%	84.1%
Adjusted EBITDAR margin	41.7%	44.4%	37.5%			(270) bps	690 bps
The South segment’s revenues for the year ended December 31, 2022 decreased by $8.0 million over the prior year, primarily due to a decrease in gaming revenues driven primarily by record setting results in the second and fourth quarters of 2021 combined with minor disruptions from various capital projects across the South region portfolio in the current year. The decrease in gaming revenues was partially offset by increased food, beverage, hotel and other revenues primarily due to easing of restrictions, strong visitation levels among all age groups, and increased offerings and hours of operations at our outlets.

For the year ended December 31, 2022, the South segment’s Adjusted EBITDAR decreased by $38.9 million and Adjusted EBITDAR margin decreased to 41.7% as the current year was negatively impacted by the decrease in gaming revenues, discussed above, higher payroll expenses associated with hotel and food and beverage offerings, and higher variable marketing and promotional expenses, which remain below pre-pandemic levels. The prior year benefited from increased gaming revenues and reduced labor costs yielding a higher overall Adjusted EBITDAR margin.

West Segment

	For the year ended December 31,			$ Change		% / bps Change
(dollars in millions)	2022	2021	2020	2022 vs. 2021	2021 vs. 2020	2022 vs. 2021	2021 vs. 2020
Revenues:
Gaming	$387.6	$352.7	$194.2	$34.9	$158.5	9.9%	81.6%
Food, beverage, hotel and other	194.3	168.7	108.3	25.6	60.4	15.2%	55.8%
Total revenues	$581.9	$521.4	$302.5	$60.5	$218.9	11.6%	72.4%

Adjusted EBITDAR	$220.1	$195.0	$82.2	$25.1	$112.8	12.9%	137.2%
Adjusted EBITDAR margin	37.8%	37.4%	27.2%			40 bps	1,020 bps
The West segment’s revenues for the year ended December 31, 2022 increased by $60.5 million over the prior year, primarily due to increased spend per guest on gaming and increased visitation at our food and beverage outlets, partially offset by the sale of our Tropicana Las Vegas property on September 26, 2022. During the year ended December 31, 2021, our West segment’s operating results were negatively impacted by the temporary closure of our Zia Park property due to the COVID-19 pandemic, which remained closed until March 5, 2021 and for an additional thirteen days in April of 2021, and our properties operated within locally restricted gaming and hotel capacity and limited food and beverage and other amenity offerings.
For the year ended December 31, 2022, the West segment’s Adjusted EBITDAR increased by $25.1 million primarily due to increases in gaming and non-gaming revenues, partially offset by higher payroll expenses related to volume increases and higher variable marketing and promotional expenses, which remain below pre-pandemic levels.
Midwest Segment

	For the year ended December 31,			$ Change		% / bps Change
(dollars in millions)	2022	2021	2020	2022 vs. 2021	2021 vs. 2020	2022 vs. 2021	2021 vs. 2020
Revenues:
Gaming	$1,045.9	$1,009.6	$615.2	$36.3	$394.4	3.6%	64.1%
Food, beverage, hotel and other	113.7	93.1	66.2	20.6	26.9	22.1%	40.6%
Total revenues	$1,159.6	$1,102.7	$681.4	$56.9	$421.3	5.2%	61.8%

Adjusted EBITDAR	$501.2	$500.1	$258.3	$1.1	$241.8	0.2%	93.6%
Adjusted EBITDAR margin	43.2%	45.4%	37.9%			(220) bps	750 bps
The Midwest segment’s revenues for the year ended December 31, 2022 increased by $56.9 million over the prior year, primarily due to increased length of play and increased spend per guest resulting in increased gaming and non-gaming revenues. During the year ended December 31, 2021, our Midwest segment’s operating results were negatively impacted as our properties operated within locally-restricted gaming capacity and limited food and beverage and other amenity offerings. Additionally, our Illinois properties were temporarily closed for periods between fifteen and twenty-two days in January 2021, due to COVID-19 restrictions.
For the year ended December 31, 2022, the Midwest segment’s Adjusted EBITDAR increased by $1.1 million primarily due to increases in gaming and non-gaming revenues, offset by higher payroll expenses and higher variable marketing and promotional expenses, which remain below pre-pandemic levels, reflected in Adjusted EBITDAR margin, which decreased by 220 bps to 43.2%.

Interactive Segment

	For the year ended December 31,			$ Change		% / bps Change
(dollars in millions)	2022	2021	2020	2022 vs. 2021	2021 vs. 2020	2022 vs. 2021	2021 vs. 2020
Revenues:
Gaming	$283.5	$158.4	$62.4	$125.1	$96.0	79.0%	153.8%
Food, beverage, hotel and other	379.6	274.5	58.7	105.1	215.8	38.3%	367.6%
Total revenues	$663.1	$432.9	$121.1	$230.2	$311.8	53.2%	257.5%

Adjusted EBITDAR	$(74.9)	$(35.4)	$37.2	$(39.5)	$(72.6)	N/M	N/M
Adjusted EBITDAR margin	(11.3)%	(8.2)%	30.7%			N/M	N/M
N/M - Not meaningful
Total revenues for the Interactive segment for the year ended December 31, 2022 increased by $230.2 million, as compared to the prior year, primarily due to continued increases in online activity with the launch of theScore Bet Sportsbook and Casino in Ontario and the Barstool Sportsbook in additional states, as well as the inclusion of revenues from theScore, which was acquired on October 19, 2021. Additionally, revenues are inclusive of a tax gross-up of $251.6 million for the year ended December 31, 2022, compared to $180.2 million for year ended December 31, 2021.
For the year ended December 31, 2022, Adjusted EBITDAR and Adjusted EBITDAR margin decreased primarily due to higher payroll expenses stemming from our transition to our proprietary technology platform and integrating employees from theScore acquisition. Additionally, there were increased expenses related to online sports betting launches, ramping and launching theScore Bet Sportsbook and Casino in Ontario, and launching the Barstool Sportsbook in additional states.
Other

	For the year ended December 31,			$ Change		% / bps Change
(dollars in millions)	2022	2021	2020	2022 vs. 2021	2021 vs. 2020	2022 vs. 2021	2021 vs. 2020
Revenues:
Gaming	$—	$—	$0.3	$—	$(0.3)	N/M	(100.0)%
Food, beverage, hotel and other	21.3	10.6	3.6	10.7	7.0	100.9%	194.4%
Total revenues	$21.3	$10.6	$3.9	$10.7	$6.7	100.9%	171.8%

Adjusted EBITDAR	$(97.6)	$(100.7)	$(80.7)	$3.1	$(20.0)	N/M	N/M
N/M - Not meaningful
Other consists of the Company’s stand-alone racing operations, as well as corporate overhead costs, which primarily includes certain expenses such as payroll, professional fees, travel expenses and other general and administrative expenses that do not directly relate to or have not otherwise been allocated to a property. Revenues have increased compared to the prior year, primarily due to the acquisition of Sam Houston, the remaining 50% of which was acquired on August 1, 2021.
Changes in Adjusted EBITDAR for the year ended December 31, 2022 primarily relate to changes in corporate overhead costs, which are reflective of the current operating environment.
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

We define Adjusted EBITDA as earnings before interest expense, net; interest income; income taxes; depreciation and amortization; stock-based compensation; debt extinguishment charges; impairment losses; insurance recoveries, net of deductible charges; changes in the estimated fair value of our contingent purchase price obligations; gain or loss on disposal of assets; the difference between budget and actual expense for cash-settled stock-based awards; pre-opening expenses; and other. Adjusted EBITDA is inclusive of income or loss from unconsolidated affiliates, with our share of non-operating items (such as interest expense, net; income taxes; depreciation and amortization; and stock-based compensation expense) added back for Barstool and our Kansas Entertainment, LLC joint venture. Adjusted EBITDA is inclusive of rent expense associated with our triple net operating leases (the operating lease components contained within our triple net master lease dated November 1, 2013 with GLPI and the triple net master lease assumed in connection with our acquisition of Pinnacle Entertainment, Inc., our individual triple net leases with GLPI for the real estate assets used in the operations of Tropicana Las Vegas Hotel and Casino, Inc. (terminated on September 26, 2022) and Hollywood Casino at The Meadows, and our individual triple net leases with VICI for the real estate assets used in the operations of Margaritaville Resort Casino and Hollywood Casino at Greektown). Although Adjusted EBITDA includes rent expense associated with our triple net operating leases, we believe Adjusted EBITDA is useful as a supplemental measure in evaluating the performance of our consolidated results of operations. We define Adjusted EBITDA margin as Adjusted EBITDA divided by consolidated revenues.
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
We define Adjusted EBITDAR as Adjusted EBITDA (as defined above) plus rent expense associated with triple net operating leases (which is a normal, recurring cash operating expense necessary to operate our business). Adjusted EBITDAR is presented on a consolidated basis outside the financial statements solely as a valuation metric. Management believes that Adjusted EBITDAR is an additional metric traditionally used by analysts in valuing gaming companies subject to triple net leases since it eliminates the effects of variability in leasing methods and capital structures. This metric is included as a supplemental disclosure because (i) we believe Adjusted EBITDAR is traditionally used by gaming operator analysts and investors to determine the equity value of gaming operators and (ii) Adjusted EBITDAR is one of the metrics used by other financial analysts in valuing our business. We believe Adjusted EBITDAR is useful for equity valuation purposes because (i) its calculation isolates the effects of financing real estate; and (ii) using a multiple of Adjusted EBITDAR to calculate enterprise value allows for an adjustment to the balance sheet to recognize estimated liabilities arising from operating leases related to real estate. However, Adjusted EBITDAR when presented on a consolidated basis is not a financial measure in accordance with GAAP, and should not be viewed as a measure of overall operating performance or considered in isolation or as an alternative to net income because it excludes the rent expense associated with our triple net operating leases and is provided for the limited purposes referenced herein.
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

	For the year ended December 31,
(dollars in millions)	2022	2021	2020
Net income (loss)	$221.7	$420.5	$(669.1)
Income tax expense (benefit)	(46.4)	118.6	(165.1)
Loss on early extinguishment of debt	10.4	—	1.2
Income from unconsolidated affiliates	(23.7)	(38.7)	(13.8)
Interest expense, net	758.2	562.8	544.1
Interest income	(18.3)	(1.1)	(0.9)
Other (income) expenses	72.1	(2.5)	(106.6)
Operating income (loss)	974.0	1,059.6	(410.2)
Stock-based compensation (1)	58.1	35.1	14.5
Cash-settled stock-based award variance (1)(2)	(15.5)	1.2	67.2
Loss (gain) on disposal of assets (1)	7.9	1.1	(29.2)
Contingent purchase price (1)	(0.6)	1.9	(1.1)
Pre-opening expenses (1)(3)	4.1	5.4	11.8
Depreciation and amortization	567.5	344.5	366.7
Impairment losses	118.2	—	623.4
Insurance recoveries, net of deductible charges (1)	(10.7)	—	(0.1)
Income from unconsolidated affiliates	23.7	38.7	13.8
Non-operating items of equity method investments (4)	7.9	7.7	4.7
Other expenses (1)(3)(5)	55.2	44.8	13.5
Adjusted EBITDA	1,789.8	1,540.0	675.0
Rent expense associated with triple net operating leases (1)	149.6	454.4	419.8
Adjusted EBITDAR	$1,939.4	$1,994.4	$1,094.8

Net income (loss) margin	3.5%	7.1%	(18.7)%
Adjusted EBITDA margin	28.0%	26.1%	18.9%
Adjusted EBITDAR margin	30.3%	33.8%	30.6%
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
(3)    During 2020 and the first quarter of 2021, acquisition costs were included within pre-opening and acquisition costs. Beginning with the quarter ended June 30, 2021, acquisition costs are presented as part of other expenses.
(4)    Consists principally of interest expense, net, income taxes, depreciation and amortization, and stock-based compensation expense associated with Barstool and our Kansas Entertainment joint venture. We record our portion of Barstool’s net income or loss, including adjustments to arrive at Adjusted EBITDAR, one quarter in arrears.
(5)    Consists of non-recurring acquisition and transaction costs, finance transformation costs associated with the implementation of our new Enterprise Resource Management system and non-recurring restructuring charges (primarily severance), specific to the year ended December 31, 2020, associated with a company-wide initiative, triggered by the COVID-19 pandemic, designed to (i) improve the operational effectiveness across our property portfolio; and (ii) improve the effectiveness and efficiency of our Corporate functional support area.

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

	For the year ended December 31,			$ Change		% Change
(dollars in millions)	2022	2021	2020	2022 vs. 2021	2021 vs. 2020	2022 vs. 2021	2021 vs. 2020
Net cash provided by operating activities	$878.2	$896.1	$338.8	$(17.9)	$557.3	(2.0)%	164.5%
Net cash used in investing activities	$(258.6)	$(1,221.8)	$(233.7)	$963.2	$(988.1)	(78.8)%	422.8%
Net cash provided by (used in) financing activities	$(853.0)	$339.9	$1,310.1	$(1,192.9)	$(970.2)	N/M	(74.1)%
N/M - Not meaningful
Operating Cash Flow
Trends in our operating cash flows tend to follow trends in operating income, excluding non-cash charges, but can be affected by changes in working capital, the timing of significant interest payments, tax payments or refunds, and distributions from unconsolidated affiliates. Net cash provided by operating activities decreased by $17.9 million for the year ended December 31, 2022 primarily due to a negative impact in changes in working capital related to payroll and gaming and racing liabilities, partially offset by a decrease in cash paid for taxes.
Investing Cash Flow
Cash used in investing activities for the year ended December 31, 2022 of $258.6 million is primarily due to capital expenditures of $263.4 million and the acquisition of a $15.0 million cost method investment, offset by insurance proceeds received for losses incurred due to Hurricane Laura in 2020. For the year ended December 31, 2021, cash used in investing activities was primarily related to the acquisition of theScore as well as other acquired businesses and interests, and capital expenditures.
Capital Expenditures
Capital expenditures are accounted for as either project capital (new facilities or expansions) or maintenance (replacement) which is inclusive of projects such as our Barstool branded retail sportsbooks, our cashless, cardless and contactless technology and hotel renovations. Cash provided by operating activities, as well as cash available under our Amended Revolving Credit Facility and Revolving Facility, was available to fund our capital expenditures for the years ended December 31, 2022, 2021 and 2020, as applicable.
During the year ended December 31, 2022, we spent $263.4 million on capital expenditures, which consisted of maintenance capital expenditures (as discussed above), $17.1 million in capital expenditures for our York and Morgantown development projects and $26.0 million in construction costs related to hurricane damage sustained at our Lake Charles property for which insurance proceeds were previously received. For the year ending December 31, 2023, our anticipated capital expenditures are approximately $413 million, which include capital expenditures under our Triple Net Leases, which require us to spend a specified percentage of revenues.
Financing Cash Flow
For the year ended December 31, 2022, net cash used in financing activities totaled $853.0 million compared to $339.9 million in net cash provided by financing activities in the prior year. During the year ended December 31, 2022, net cash used in financing activities primarily related to $601.1 million of common stock repurchases, net debt repayments of $37.5 million, $18.2 million in debt issuance costs, and $173.7 million in principal payments on our finance leases and finance obligations.
During the year ended December 31, 2021, cash provided by financing activities of $339.9 million was primarily due to net cash proceeds of $400.0 million related to the issuance of our 4.125% Notes due 2029.

Debt Issuances, Redemptions and Other Long-term Obligations
In February 2021, the Company entered into a financing arrangement providing the Company with upfront cash proceeds while permitting us to participate in future proceeds on certain claims. The financing obligation has been classified as a non-current liability, which is expected to be settled in a future period of which the principal is contingent and predicated on other events. Consistent with an obligor’s accounting under a debt instrument, period interest will be accreted using an effective interest rate of 27.0% and until such time that the claims and related obligation is settled. The amount included in interest expense related to this obligation was $27.6 million and $17.9 million for the years ended December 31, 2022 and 2021, respectively.
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
At December 31, 2022, we had $2.8 billion in aggregate principal amount of indebtedness, including $1.5 billion outstanding under our Amended Credit Facilities, $330.5 million outstanding under our Convertible Notes, $400.0 million outstanding under our 5.625% senior unsecured notes, $400.0 million outstanding under our 4.125% Notes, and $156.1 million outstanding in other long-term obligations. No amounts were drawn on our Amended Revolving Credit Facility. We have no debt maturing prior to 2026. As of December 31, 2022 we had conditional obligations under letters of credit issued pursuant to the Amended Credit Facilities with face amounts aggregating to $22.5 million resulting in $977.5 million available borrowing capacity under our Amended Revolving Credit Facility.
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
As of December 31, 2022, the Company was in compliance with all required financial covenants. The Company believes that it will remain in compliance with all of its required financial covenants for at least the next twelve months following the date of filing this Annual Report on Form 10-K with the SEC.
See Note 11, “Long-term Debt,” in the notes to our Consolidated Financial Statements for additional information of the Company’s debt and other long-term obligations.
Share Repurchase Authorizations
On February 1, 2022, the Board of Directors of PENN authorized a $750 million share repurchase program, which expires on January 31, 2025 (the “February 2022 Authorization”).
On December 6, 2022, a second share repurchase program was authorized for an additional $750 million (the “December 2022 Authorization”). The December 2022 Authorization expires on December 31, 2025.
The Company plans to utilize the remaining capacity under the February 2022 Authorization prior to effecting any repurchases under the December 2022 Authorization. Repurchases by the Company will be subject to available liquidity, general market and economic conditions, alternate uses for the capital and other factors. Share repurchases may be made from time to time through a 10b5-1 trading plan, open market transactions, block trades or in private transactions in accordance with applicable securities laws and regulations and other legal requirements. There is no minimum number of shares that the

Company is required to repurchase and the repurchase authorization may be suspended or discontinued at any time without prior notice.
During the year ended December 31, 2022, the Company repurchased 17,561,288 shares of its common stock in open market transactions for $601.1 million at an average price of $34.23 per share under the February 2022 Authorization. The cost of all repurchased shares is recorded as “Treasury stock” in the Consolidated Balance Sheets.
Subsequent to the year ended December 31, 2022, the Company repurchased 1,065,688 shares of its common stock at an average price of $31.41 per share for an aggregate amount of $33.5 million. As of February 23, 2023, the remaining availability under our February 2022 Authorization and our December 2022 Authorization was $115.8 million and $750 million, respectively.
Barstool Acquisition
On August 17, 2022, the Company exercised its call rights to bring its ownership of Barstool to 100%. Subsequent to year end, on February 17, 2023, the Company completed the acquisition of all of the outstanding shares of common stock of Barstool not already owned by us for approximately $388 million, excluding transaction expenses, repayment of Barstool indebtedness and other purchase price adjustments. We issued 2,442,809 shares of our common stock to certain former stockholders of Barstool for the Barstool Acquisition (see Note 15, “Stockholders’ Equity,” for further information) and utilized approximately $315 million of cash to complete the Barstool Acquisition, inclusive of transaction expenses and repayment of Barstool indebtedness.
Triple Net Leases
The majority of the real estate assets used in the Company’s operations are subject to triple net master leases; the most significant of which are the PENN Master Lease and the Pinnacle Master Lease. The Company’s Master Leases are accounted for as either operating leases, finance leases, or financing obligations. As of December 31, 2022, five of the gaming facilities used in our operations are subject to individual triple net leases. We refer to the PENN Master Lease, the Pinnacle Master Lease, the Perryville Lease, the Meadows Lease, the Margaritaville Lease, the Greektown Lease, and the Morgantown Lease, each of which is defined in Note 12, “Leases” to our Consolidated Financial Statements, collectively, as our “Triple Net Leases.”
Under our Triple Net Leases, in addition to lease payments for the real estate assets, we are required to pay the following, among other things: (i) all facility maintenance; (ii) all insurance required in connection with the leased properties and the business conducted on the leased properties; (iii) taxes levied on or with respect to the leased properties (other than taxes on the income of the lessor); (iv) all tenant capital improvements; and (v) all utilities and other services necessary or appropriate for the leased properties and the business conducted on the leased properties. As of December 31, 2022, we are required to make total annual minimum rent payments of $882.0 million, of which $863.6 million relates to our Triple Net Leases. Additionally, our Triple Net Leases are subject to annual escalators, percentage rent, and rent resets, as applicable. See Note 12, “Leases,” in the notes to our Consolidated Financial Statements for further discussion and disclosure related to the Company’s leases.
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
We concluded the ninth amendment constituted a modification event under ASC 842, which required us to reassess the classifications of the lease components and remeasure the associated lease liabilities. As a result of our reassessment of the lease classifications, (i) the land components of substantially all of the PENN Master Lease properties, which were previously classified as operating leases, are now primarily classified as finance leases, and (ii) the land and building components associated with the operations of Dayton and Mahoning Valley, which were previously classified as finance leases, are now classified as operating leases. As a result of our measurement of the associated lease liabilities, we recognized additional right-of-use (“ROU”) assets and corresponding lease liabilities of $455.4 million. The building components of substantially all of the PENN Master Lease properties continue to be classified as financing obligations.
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
On October 9, 2022, as described in Note 12, “Leases”, the Company entered into the Term Sheet with GLPI. Pursuant to the Term Sheet, the Company and GLPI agreed to amend and restate the PENN Master Lease (the “Amended and Restated PENN Master Lease”) to (i) remove the land and buildings for Aurora, Joliet, Columbus, Toledo and the M Resort; (ii) make associated adjustments to the rent after which the initial rent in the Amended and Restated PENN Master Lease will be $284.1 million, consisting of $208.2 million of Building Base Rent, $43.0 million of Land Base Rent and $32.9 million of Percentage Rent (as such terms are defined in the Amended and Restated PENN Master Lease); (iii) terminate the existing leases associated with Meadows and Perryville; and (iv) enter into the 2023 Master Lease specific to the properties associated with Aurora, Joliet, Columbus, Toledo, M Resort, Meadows and Perryville. Subsequent to year end, on February 21, 2023, both the Amended and Restated PENN Master Lease and the 2023 Master Lease agreement were executed with an effective date of January 1, 2023, and a master development agreement (the “Master Development Agreement”) was executed on February 22, 2023.
The 2023 Master Lease has an initial term through October 31, 2033 with three subsequent five-year renewal periods on the same terms and conditions, exercisable at the Company’s option. The 2023 Master Lease will be cross-defaulted, cross-collateralized, and coterminous with the Amended and Restated PENN Master Lease, and subject to a parent guarantee. The 2023 Master Lease includes a 2023 Master Lease Base Rent (the “2023 Master Lease Base Rent”) equal to $232.2 million and the Master Development Agreement contains additional rent (together with the 2023 Master Lease Base Rent, the “2023 Master Lease Rent”) equal to (i) 7.75% of any project funding received by PENN from GLPI for an anticipated relocation of PENN’s riverboat casino and related developments with respect to Aurora (the “Aurora Project”) and (ii) a percentage based on the then-current GLPI stock price, of any project funding received by PENN from GLPI for certain anticipated development projects with respect to Joliet, Columbus, and M Resort (the “Other Development Projects”). The Master Development Agreement provides that GLPI will fund, upon PENN’s request, up to $225 million for the Aurora Project and up to $350 million in the aggregate for the Other Development Projects, in accordance with certain terms and conditions set forth in the Master Development Agreement. These funding obligations of GLPI expire on January 1, 2026. The 2023 Master Lease Rent will be subject to a one-time increase of $1.4 million, effective the fifth anniversary of the effective date. The 2023 Master Lease Rent will be further subject to a fixed escalator of 1.5% on November 1, 2023 and annually thereafter. The Master Development Agreement provides that PENN may elect not to proceed with a development project prior to GLPI’s commencement of any equity or debt offering or credit facility draw intended to fund such project or after such time in certain instances, provided that GLPI will be reimbursed for all costs and expenses incurred in connection with such discontinued project. The Aurora Project and the Other Development Projects are all subject to necessary regulatory and other government approvals.
We concluded the Amended and Restated PENN Master Lease constitutes a modification event under ASC 842 and are currently reassessing, remeasuring, and quantifying the impact of the modification to the Consolidated Financial Statements, which may be material. The modification event is expected to result in (i) a non-cash debt extinguishment charge recorded to our Consolidated Statements of Operations and corresponding change in our financing obligations on our Consolidated Balance Sheets; and (ii) a revaluation of our lease ROU assets and corresponding lease liabilities on our Consolidated Balance Sheets.

Payments to our REIT Landlords under Triple Net Leases
Total payments made to our REIT Landlords, GLPI and VICI, inclusive of rent credits utilized, were as follows:

	For the year ended December 31,
(in millions)	2022	2021	2020
PENN Master Lease (1)	$480.3	$475.7	$457.9
Pinnacle Master Lease (1)	334.1	328.3	326.9
Perryville Lease	7.8	3.9	—
Meadows Lease (1)	24.6	24.9	26.4
Margaritaville Lease	23.8	23.5	23.5
Greektown Lease	51.3	53.1	55.6
Morgantown Lease (1)	3.1	3.0	0.8
Total (2)	$925.0	$912.4	$891.1
(1)During the twelve months ended December 31, 2020, we utilized rent credits to pay $190.7 million, $135.5 million, $11.0 million and $0.3 million of rent under the PENN Master Lease, Pinnacle Master Lease, Meadows Lease and Morgantown Lease, respectively.
(2)Cash rent payable under the Tropicana Lease was nominal prior to the lease termination on September 26, 2022. Therefore, it has been excluded from the table above.
Other Contractual Cash Obligations
The following table presents our other contractual cash obligations as of December 31, 2022:

		Payments Due by Period
(in millions)	Total	2023	2024-2025	2026-2027	2028 and After
Purchase obligations	$405.6	$126.2	$91.1	$73.7	$114.6
Other liabilities reflected within our Consolidated Balance Sheets (1)	8.3	0.3	0.6	0.6	6.8
Total	$413.9	$126.5	$91.7	$74.3	$121.4
(1)Excludes the liability for unrecognized tax benefits of $46.0 million, as we cannot reasonably estimate the period of cash settlement with the respective taxing authorities. Additionally, it does not include a total of $125.2 million related to the payments associated with our (i) contingent purchase price obligations; and (ii) financing arrangement in which we received upfront cash proceeds permitting us to participate in future claims, as they are not fixed obligations.
Outlook
Based on our current level of operations, we believe that cash generated from operations and cash on hand, together with amounts available under our Amended Credit Facilities, will be adequate to meet our anticipated obligations under our Triple Net Leases, debt service requirements, capital expenditures and working capital needs for the foreseeable future. However, our ability to generate sufficient cash flow from operations will depend on a range of economic, competitive and business factors, many of which are outside our control, such as supply chain disruption and resulting inflationary pressures, labor shortages, the ebb and flow of COVID-19 and its impacts on specific North American geographies, and changes in national economic policy. If we are unable to respond to and manage the impact of any such events effectively, our business will be harmed.
While we anticipate that a significant amount of our future growth will come through the pursuit of opportunities within other distribution channels, such as retail and online sports betting and iCasino, acquisitions of gaming properties at reasonable valuations, greenfield projects, and jurisdictional and property expansions in under-penetrated markets, there can be no assurance that this will occur. If we consummate significant acquisitions in the future or undertake any significant property expansions, our cash requirements may increase significantly and we may need to make additional borrowings or complete equity or debt financings to meet these requirements. See “Risk Factors—Risks Related to Our Capital Structure” within “Item 1A. Risk Factors,” of this Annual Report on Form 10-K for more information on additional financing risks.
We have historically maintained a capital structure comprised of a mix of equity and debt financing. We vary our leverage to pursue opportunities in the marketplace and to maximize our enterprise value for our shareholders. We expect to service our debt obligations using funds from operations or by refinancing them prior to maturity.

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
Goodwill and other intangible assets
As of December 31, 2022, the Company had $2.7 billion in goodwill and $1.7 billion in other intangible assets within its Consolidated Balance Sheet, representing 15.4% and 9.9% of total assets, respectively. These intangible assets require significant management estimates and judgment pertaining to: (i) the valuation in connection with initial purchase price allocations and (ii) the ongoing evaluation for impairment. Our annual goodwill and other indefinite-lived intangible assets impairment test is performed on October 1st of each year, or more frequently if indicators of impairment exist. During the third quarter of 2022, we identified an indicator of impairment on goodwill and other intangible assets at Hollywood Casino at Greektown and performed tests to assess for impairment, which resulted in impairment charges on our goodwill and gaming licenses of $37.4 million and $65.4 million, respectively. As a result of our annual test completed during the fourth quarter of 2022, we recognized a $13.6 million impairment charge on our gaming licenses specific to PNRC. For further discussion, see Note 9, “Goodwill and Other Intangible Assets” to our Consolidated Financial Statements.
For quantitative goodwill impairment tests, an income approach, in which a discounted cash flow (“DCF”) model is utilized, and a market-based approach using guideline public company multiples of earnings before interest, taxes, depreciation, and amortization from the Company’s peer group are utilized in order to estimate the fair market value of the Company’s reporting units. In determining the carrying amount of each reporting unit that utilizes real estate assets subject to the Triple Net Leases, if and as applicable, (i) the Company allocates each reporting unit their pro-rata portion of the ROU assets, lease liabilities, and/or financing obligations, and (ii) pushes down the carrying amount of the property and equipment subject to such leases. In general, as it pertains to the Master Leases, such amounts are allocated based on the reporting unit’s projected Adjusted EBITDA as a percentage of the aggregate estimated Adjusted EBITDA of all reporting units subject to either of the Master Leases, as applicable. The Company compares the fair value of its reporting units to the carrying amounts. If the carrying amount of the reporting unit exceeds the fair value, an impairment is recorded equal to the amount of the excess (not to exceed the amount of goodwill allocated to the reporting unit).
We consider our gaming licenses, trademarks, and certain other intangible assets as indefinite-lived intangible assets that do not require amortization based on our future expectations to operate our gaming properties indefinitely as well as our historical experience in renewing these intangible assets at minimal cost with various jurisdictional commissions. Rather, these intangible assets are tested annually for impairment, or more frequently if indicators of impairment exist, by comparing the fair value of the recorded assets to their carrying amount. If the carrying amounts of the indefinite-lived intangible assets exceed their fair value, an impairment loss is recognized.
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
Forecasted cash flows (based on our annual operating plan as determined in the fourth quarter) can be significantly impacted by the local economy in which our reporting units operate, as illustrated by the COVID-19 pandemic which caused temporary suspension of our operations pursuant to various orders from state gaming regulatory bodies or governmental authorities. Increases in unemployment rates, inflation and/or interest rates can also result in decreased customer visitation and/or lower customer spend per visit. In addition, the impact of new legislation which approves gaming in nearby jurisdictions or further expands gaming in jurisdictions where our reporting units currently operate can result in opportunities for us to expand our operations. However, it also has the impact of increasing competition for our established properties which generally will have a negative effect on those locations’ profitability once competitors become established as a certain level of cannibalization occurs absent an overall increase in customer visitation. Additionally, increases in gaming taxes approved by state regulatory bodies can negatively impact forecasted cash flows.
Assumptions and estimates about future cash flow levels, discount rates and multiples by individual reporting units are complex and subjective. They are sensitive to changes in underlying assumptions and can be affected by a variety of factors, including external factors, such as industry, geopolitical and economic trends, and internal factors, such as changes in the Company’s business strategy, which may re-allocate capital and resources to different or new opportunities which management believes will enhance its overall value but may be to the detriment of an individual reporting unit.
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

Reporting units with goodwill, gaming licenses or trademarks which were identified during our 2022 interim and annual impairment assessments as having less than a substantial passing margin were subject to a sensitivity analysis to determine the potential impairment losses:

			Amount of impairment loss as a result of:
(dollars in millions)	Carrying Amount	Passing Margin	Discount Rate +100 bps	Terminal Growth Rate -50 bps
Goodwill
Hollywood Casino at Greektown	$30.0	—%	$—	$—

Gaming License
Ameristar East Chicago	$55.6	3.4%	$7.1	$0.5
Hollywood Casino at Greektown	$101.0	—%	$14.0	$4.0
PNRC	$74.0	—%	$11.0	$2.5

Trademark
Ameristar Black Hawk	$27.5	7.3%	$0.5	$—
L’Auberge Lake Charles	$47.5	13.7%	$—	$—
theScore	$89.6	13.8%	$—	$—

			Amount of impairment loss as a result of:
(dollars in millions)	Carrying Amount	Passing Margin	a 10% decrease in forecasted revenues and EBITDA
Goodwill
PENN Interactive	$1,600.6	11.8%	$61.2
Income taxes
Under ASC Topic 740, “Income Taxes” (“ASC 740”), deferred tax assets and liabilities are determined based on the differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities and are measured at the prevailing enacted tax rates that will be in effect when these differences are settled or realized. ASC 740 also requires that deferred tax assets be reduced by a valuation allowance if it is more-likely-than-not that some portion or all the deferred tax assets will not be realized. The realizability of the net deferred tax assets is evaluated each reporting period by assessing the valuation allowance and by adjusting the amount of the allowance, if necessary. Pursuant to ASC 740, in evaluating the more-likely-than-not standard, we consider all available positive and negative evidence including projected future taxable income and available tax planning strategies that could be implemented to realize the net deferred tax assets. In the event the Company determines that the deferred tax assets would be realized in the future in excess of their net recorded amount, an adjustment to the valuation allowance would be recorded, which would reduce the provision for income taxes.
ASC 740 suggests that additional scrutiny should be given to deferred tax assets of an entity with cumulative pre‑tax losses during the three most recent years and is widely considered significant negative evidence that is objective and verifiable and therefore, difficult to overcome. During the third quarter of 2022, the Company determined that a valuation allowance was no longer required against its federal, foreign, and state net deferred tax assets for the portion that will be realized. As such, the Company released $113.4 million of its total valuation allowance for the year ended December 31, 2022, due to the positive evidence outweighing the negative evidence thereby allowing the Company to achieve the “more-likely-than-not” realization standard. See Note 14, “Income Taxes” for additional information.
ITEM 7A.QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
We are exposed to market risk from adverse changes in interest rates with respect to the short-term floating interest rates on borrowings under our Amended Credit Facilities. As of December 31, 2022, the Company’s Amended Credit Facilities had a gross outstanding balance of $1.5 billion, consisting of a $536.2 million Amended Term Loan A Facility and a $995.0 million Amended Term Loan B Facility, and an Amended Revolving Credit Facility. As of December 31, 2022, we have $977.5 million of available borrowing capacity under our Amended Revolving Credit Facility.

The table below provides information as of December 31, 2022 about our long-term debt obligations that are sensitive to changes in interest rates, including the notional amounts maturing during the twelve-month period presented and the related weighted-average interest rates by maturity dates.

(dollars in millions)	2023	2024	2025	2026	2027	Thereafter	Total	Fair Value
Fixed rate	$—	$—	$—	$—	$400.0	$—	$400.0	$371.0
Average interest rate					5.625%
Fixed rate	$—	$—	$—	$—	$—	$400.0	$400.0	$327.0
Average interest rate						4.125%
Fixed rate	$—	$—	$—	$330.5	$—	$—	$330.5	$550.8
Average interest rate				2.750%
Variable rate	$37.5	$37.5	$37.5	$37.5	$436.2	$945.0	$1,531.2	$1,514.7
Average interest rate (1)	5.142%	5.154%	5.162%	5.171%	4.902%	6.045%
(1)Estimated rate, reflective of forward SOFR as of December 31, 2022 plus the spread over SOFR applicable to variable-rate borrowing.
Foreign Currency Exchange Rate Risk
We are exposed to currency translation risk because the results of our international entities are reported in local currency, which we then translate to U.S. dollars for inclusion in our Consolidated Financial Statements. As a result, changes between the foreign exchange rates, in particular the Canadian dollar compared to the U.S. dollar, affect the amounts we record for our foreign assets, liabilities, revenues and expenses, and could have a negative effect on our financial results. The results of theScore are reported in Canadian dollars, which we then translate to U.S. dollars for inclusion in our Consolidated Financial Statements. We do not currently enter into hedging arrangements to minimize the impact of foreign currency fluctuations on our operations. For the year ended December 31, 2022, we incurred an unrealized foreign currency translation adjustment loss of $114.2 million, as reported in “Foreign currency translation adjustment during the period” within our Consolidated Statements of Comprehensive Income (Loss).

ITEM 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of
PENN Entertainment, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of PENN Entertainment, Inc. and subsidiaries (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income (loss), changes in stockholders’ equity, and cash flows, for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 23, 2023, expressed an unqualified opinion on the Company’s internal control over financial reporting.
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
Goodwill and Gaming License – Refer to Notes 2 and 9 to the financial statements
Critical Audit Matter Description
The Company’s goodwill and gaming license indefinite-lived intangible assets are tested annually for impairment, or more frequently if indicators of impairment exist, by comparing the fair value of each reporting unit, as it relates to goodwill, or gaming license to their carrying amount. The Company determines the fair value of its reporting units using a combination of income-based and market-based approaches. The Company assesses the fair value of its gaming licenses using an income approach, which estimates the fair value of the gaming license using a discounted cash flow model assuming the Company built a new casino with similar utility to that of the existing casino. The key inputs in determining the fair value of reporting units and gaming licenses, among others, include projected operating cash flows discounted to reflect the level of risk associated with receiving future cash flows. Changes in these assumptions could have a significant impact on the determined fair values and a significant change in fair value could cause a significant change in recorded impairment. During the third quarter of 2022, the Company identified an indicator of impairment on goodwill and other intangible assets at the Hollywood Casino at Greektown

(“Greektown”). As a result of the interim assessment for impairment, during the third quarter of 2022, the Company recognized impairment charges on Greektown’s goodwill and gaming licenses of $37.4 million and $65.4 million, respectively. In addition, as a result of the Company’s annual assessment for impairment, the Company recognized a $13.6 million impairment charge on the gaming license of PENN National Race Course (“PNRC”). As of December 31, 2022, the book value of goodwill and gaming licenses are $2.7 billion and $1.2 billion, respectively, of which $30.0 million in goodwill is allocated to Greektown and $101.0 million and $74.0 million in gaming licenses are allocated to Greektown and PNRC, respectively.

Auditing the fair value of the Greektown reporting unit and gaming licenses of Greektown and PNRC involved a high degree of subjectivity in evaluating whether management’s estimates and assumptions of projected revenue and operating cash flows and the selection of the discount rates used to derive the fair value were reasonable, including the need to involve our fair value specialists.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to forecasts of revenue and operating cash flows and the determination of the discount rates used by management to estimate the fair value of the property and gaming license included the following, among others:
•We tested the effectiveness of controls over determining the respective fair values, including those over the forecasts of revenue and operating cash flows and the selection of the discount rates.
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
Lease Amendments – Refer to Notes 2 and 12 to the financial statements
Critical Audit Matter Description
The Company amended the PENN and Pinnacle Master Lease between the Company and GLPI on January 14, 2022 (collectively the “Lease Amendments”). The Company concluded the Lease Amendments constituted a modification event under Accounting Standards Codification Topic 842, (“ASC 842”).
As a result of the modification, the Company reassessed the lease classifications resulting in: (i) the land components of substantially all of the PENN Master Lease and Pinnacle Master Lease properties, which were previously classified as operating leases, are now primarily classified as finance leases, and (ii) the land and building components associated with the operations of Dayton and Mahoning Valley of the PENN Master Lease, which were previously classified as finance leases, are now classified as operating leases. As a result of the Company’s measurement of the associated lease liabilities, the Company recognized additional ROU assets and corresponding lease liabilities of $455.4 million and $937.6 million for the PENN Master Lease and Pinnacle Master Lease, respectively. The building components of substantially all of the PENN Master Lease and Pinnacle Master Lease properties continue to be classified as financing obligations.

The application of the lease modification framework in ASC 842 to the Lease Amendments was complex with respect to lease modifications conclusions and required an increased extent of effort, including involving professional with expertise in lease accounting.

How the Critical Audit Matter Was Addressed in the Audit
Our procedures related to the Lease Amendments included the following among others:
•We tested the operating effectiveness of internal controls over the initial recognition of balances relating to the Lease Amendments, inclusive of controls over the evaluation of accounting conclusions.
•We tested the accuracy and completeness of contract terms utilized in key accounting determinations through comparison to the underlying lease contracts and supporting documentation.
•With the assistance of professionals with expertise in lease accounting, we evaluated the appropriateness of the accounting conclusions with respect to lease modifications.

/s/ Deloitte & Touche LLP

Philadelphia, Pennsylvania
February 23, 2023

We have served as the Company’s auditor since 2017.

PENN ENTERTAINMENT, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
(in millions, except share and per share data)	2022	2021
Assets
Current assets
Cash and cash equivalents	$1,624.0	$1,863.9
Accounts receivable, net	246.4	195.0
Prepaid expenses	106.1	132.3
Other current assets	36.9	32.4
Total current assets	2,013.4	2,223.6
Property and equipment, net	4,515.5	4,582.2
Investment in and advances to unconsolidated affiliates	248.6	255.1
Goodwill	2,689.5	2,822.5
Other intangible assets, net	1,738.9	1,872.6
Lease right-of-use assets	6,103.3	4,853.0
Other assets	192.9	263.1
Total assets	$17,502.1	$16,872.1

Liabilities
Current liabilities
Accounts payable	$40.1	$53.3
Current maturities of long-term debt	56.2	99.5
Current portion of financing obligations	63.4	39.0
Current portion of lease liabilities	194.3	142.9
Accrued expenses and other current liabilities	804.7	798.5
Total current liabilities	1,158.7	1,133.2
Long-term debt, net of current maturities, debt discount, and debt issuance costs	2,721.3	2,637.3
Long-term portion of financing obligations	3,970.7	4,057.8
Long-term portion of lease liabilities	5,903.0	4,628.6
Deferred income taxes	33.9	189.1
Other long-term liabilities	117.9	129.0
Total liabilities	13,905.5	12,775.0
Commitments and contingencies (Note 13)
Stockholders’ equity
Series B preferred stock ($0.01 par value, 1,000,000 shares authorized, no shares issued and outstanding)	—	—
Series C preferred stock ($0.01 par value, 18,500 shares authorized, no shares issued and outstanding)	—	—
Series D Preferred stock ($0.01 par value, 5,000 shares authorized, 969 shares issued in both periods, and 581 and 775 shares outstanding)	19.4	25.8
Common stock ($0.01 par value, 400,000,000 shares authorized in both periods, 172,632,389 and 171,729,276 shares issued, and 152,903,708 and 169,561,883 shares outstanding)	1.7	1.7
Exchangeable shares ($0.01 par value, 697,539 shares authorized and issued in both periods, 620,019 and 653,059 shares outstanding)	—	—
Treasury stock, at cost, (19,728,681 and 2,167,393 shares)	(629.5)	(28.4)
Additional paid-in capital	4,220.2	4,239.6
Retained earnings (accumulated deficit)	154.5	(86.5)
Accumulated other comprehensive loss	(168.6)	(54.4)
Total PENN Entertainment stockholders’ equity	3,597.7	4,097.8
Non-controlling interest	(1.1)	(0.7)
Total stockholders’ equity	3,596.6	4,097.1
Total liabilities and stockholders’ equity	$17,502.1	$16,872.1
See accompanying notes to the Consolidated Financial Statements.

PENN ENTERTAINMENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the year ended December 31,
(in millions, except per share data)	2022	2021	2020
Revenues
Gaming	$5,201.7	$4,945.3	$3,051.1
Food, beverage, hotel and other	1,200.0	959.7	527.6
Total revenues	6,401.7	5,905.0	3,578.7
Operating expenses
Gaming	2,864.4	2,540.7	1,530.3
Food, beverage, hotel and other	767.2	607.3	337.7
General and administrative	1,110.4	1,352.9	1,130.8
Depreciation and amortization	567.5	344.5	366.7
Impairment losses	118.2	—	623.4
Total operating expenses	5,427.7	4,845.4	3,988.9
Operating income (loss)	974.0	1,059.6	(410.2)
Other income (expenses)
Interest expense, net	(758.2)	(562.8)	(544.1)
Interest income	18.3	1.1	0.9
Income from unconsolidated affiliates	23.7	38.7	13.8
Loss on early extinguishment of debt	(10.4)	—	(1.2)
Other	(72.1)	2.5	106.6
Total other expenses	(798.7)	(520.5)	(424.0)
Income (loss) before income taxes	175.3	539.1	(834.2)
Income tax benefit (expense)	46.4	(118.6)	165.1
Net income (loss)	221.7	420.5	(669.1)
Less: Net (income) loss attributable to non-controlling interest	0.4	0.3	(0.4)
Net income (loss) attributable to PENN Entertainment	$222.1	$420.8	$(669.5)

Earnings (loss) per share
Basic earnings (loss) per share	$1.37	$2.64	$(5.00)
Diluted earnings (loss) per share	$1.29	$2.48	$(5.00)

Weighted-average common shares outstanding—basic	161.2	158.7	134.0
Weighted-average common shares outstanding—diluted	176.6	175.5	134.0
See accompanying notes to the Consolidated Financial Statements.

PENN ENTERTAINMENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	For the year ended December 31,
(in millions)	2022	2021	2020
Net income (loss)	$221.7	$420.5	$(669.1)
Other comprehensive loss:
Foreign currency translation adjustment during the period	(114.2)	(54.4)	—
Other comprehensive loss	(114.2)	(54.4)	—
Total comprehensive income (loss)	107.5	366.1	(669.1)
Less: Comprehensive loss (income) attributable to non-controlling interest	0.4	0.3	(0.4)
Comprehensive income (loss) attributable to PENN Entertainment	$107.9	$366.4	$(669.5)
See accompanying notes to the Consolidated Financial Statements.

PENN ENTERTAINMENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Preferred Stock		Common Stock				Treasury Stock	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total PENN Stock-holders’ Equity (Deficit)	Non-Controlling Interest	Total Stock-holders’ Equity (Deficit)
(in millions, except share data)	Shares	Amount	PENN Entertainment Shares	Amount	Exchangeable Shares	Amount
Balance as of January 1, 2020	—	$—	115,958,259	$1.2	—	$—	$(28.4)	$1,718.3	$161.6	$—	$1,852.7	$(0.8)	$1,851.9
Share-based compensation arrangements	—	—	4,475,908	—	—	—	—	71.0	—	—	71.0	—	71.0
Common stock offerings (Note 15)	—	—	35,266,667	0.4	—	—	—	1,288.4	—	—	1,288.8	—	1,288.8
Convertible debt offering (Note 11)	—	—	—	—	—	—	—	88.2	—	—	88.2	—	88.2
Barstool Sports investment (Note 7)	883	23.1	—	—	—	—	—	—	—	—	23.1	—	23.1
Cumulative-effect adjustment upon adoption of ASU 2016-13	—	—	—	—	—	—	—	—	0.6	—	0.6	—	0.6
Net income (loss)	—	—	—	—	—	—	—	—	(669.5)	—	(669.5)	0.4	(669.1)
Other	—	—	—	—	—	—	—	1.3	—	—	1.3	—	1.3
Balance as of December 31, 2020	883	23.1	155,700,834	1.6	—	—	(28.4)	3,167.2	(507.3)	—	2,656.2	(0.4)	2,655.8
Share-based compensation arrangements	—	—	1,061,242	—	—	—	—	35.1	—	—	35.1	—	35.1
Share issuance in connection with acquisitions (Note 15)	—	—	12,561,127	0.1	697,539	—	—	1,039.5	—	—	1,039.6	—	1,039.6
Preferred stock issuance (Note 15)	86	8.1	—	—	—	—	—	—	—	—	8.1	—	8.1
Preferred stock conversions (Note 15)	(194)	(5.4)	194,200	—	—	—	—	5.4	—	—	—	—	—
Exchangeable shares conversions (Note 15)	—	—	44,480	—	(44,480)	—	—	—	—	—	—	—	—
Currency translation adjustment	—	—	—	—	—	—	—	—	—	(54.4)	(54.4)	—	(54.4)
Net income (loss)	—	—	—	—	—	—	—	—	420.8	—	420.8	(0.3)	420.5
Other	—	—	—	—	—	—	—	(7.6)	—	—	(7.6)	—	(7.6)
Balance as of December 31, 2021	775	25.8	169,561,883	1.7	653,059	—	(28.4)	4,239.6	(86.5)	(54.4)	4,097.8	(0.7)	4,097.1
Share-based compensation arrangements	—	—	607,818	—	—	—	—	58.1	—	—	58.1	—	58.1
Share repurchases (Note 15)	—	—	(17,561,288)	—	—	—	(601.1)	—	—	—	(601.1)	—	(601.1)
Preferred stock conversions (Note 15)	(194)	(6.4)	194,200	—	—	—	—	6.4	—	—	—	—	—
Common stock issuance (Note 15)	—	—	68,055	—	—	—	—	2.2	—	—	2.2	—	2.2
Exchangeable shares conversions (Note 15)	—	—	33,040	—	(33,040)	—	—	—	—	—	—	—	—
Currency translation adjustment	—	—	—	—	—	—	—	—	—	(114.2)	(114.2)	—	(114.2)
Cumulative-effect adjustment upon adoption of ASU 2020-06	—	—	—	—	—	—	—	(88.2)	18.9	—	(69.3)	—	(69.3)
Net income (loss)	—	—	—	—	—	—	—	—	222.1	—	222.1	(0.4)	221.7
Other	—	—	—	—	—	—	—	2.1	—	—	2.1	—	2.1
Balance as of December 31, 2022	581	$19.4	152,903,708	$1.7	620,019	$—	$(629.5)	$4,220.2	$154.5	$(168.6)	$3,597.7	$(1.1)	$3,596.6
See accompanying notes to the Consolidated Financial Statements.

PENN ENTERTAINMENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the year ended December 31,
(in millions)	2022	2021	2020
Operating activities
Net income (loss)	$221.7	$420.5	$(669.1)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	567.5	344.5	366.7
Amortization of debt discount and debt issuance costs	9.0	22.8	16.3
Noncash interest expense	27.6	17.9	—
Noncash operating lease expense	87.5	160.8	120.3
Gain on acquisition of Sam Houston	—	(29.9)	—
Holding loss (gain) on equity securities	69.9	24.9	(106.7)
Loss (gain) on sale or disposal of property and equipment	7.9	1.1	(29.2)
Gain on Hurricane Laura	(10.7)	—	—
Noncash rent and interest expense related to the utilization of rent credits	—	—	287.1
Income from unconsolidated affiliates	(23.7)	(38.7)	(13.8)
Return on investment from unconsolidated affiliates	33.8	31.8	21.8
Deferred income taxes	(150.7)	(4.5)	(118.3)
Stock-based compensation	58.1	35.1	14.5
Impairment losses	118.2	—	623.4
Loss on early extinguishment of debt	10.4	—	1.2
Changes in operating assets and liabilities, net of businesses acquired
Accounts receivable	(81.2)	(82.3)	(16.5)
Prepaid expenses and other current assets	(24.1)	(32.3)	13.5
Other assets	(2.2)	(21.7)	(12.8)
Accounts payable	(13.4)	(30.4)	(6.6)
Accrued expenses	17.4	138.4	(40.9)
Income taxes	27.3	10.2	(32.5)
Operating lease liabilities	(83.0)	(136.5)	(94.8)
Other current and long-term liabilities	(2.2)	65.2	16.3
Other	13.1	(0.8)	(1.1)
Net cash provided by operating activities	878.2	896.1	338.8
Investing activities
Capital expenditures	(263.4)	(244.1)	(137.0)
Proceeds from sale of property and equipment	4.9	1.5	16.1
Hurricane Laura insurance proceeds	25.4	—	32.7
Consideration paid for Barstool Sports investment	—	—	(135.0)
Consideration paid for acquisitions of businesses, net of cash acquired	—	(877.6)	(3.0)
Consideration paid for remaining interest of Sam Houston	—	(42.0)	—
Consideration paid for gaming licenses and other intangible assets	(9.0)	(24.2)	(4.8)
Acquisition of equity securities	—	(26.0)	—
Consideration paid for a cost method investment	(15.0)	—	—

	For the year ended December 31,
(in millions)	2022	2021	2020
Additional contributions to joint ventures	—	(1.4)	(5.4)
Other	(1.5)	(8.0)	2.7
Net cash used in investing activities	(258.6)	(1,221.8)	(233.7)
Financing activities
Proceeds from revolving credit facility	—	—	540.0
Repayments on revolving credit facility	—	—	(680.0)
Proceeds from issuance of long-term debt, net of discounts	1,545.0	400.0	322.2
Repayments on credit facilities (Note 11)	(1,543.2)	—	—
Principal payments on long-term debt	(39.3)	(64.4)	(161.7)
Debt and equity issuance costs	(18.2)	(7.5)	(6.9)
Proceeds from other long-term obligations	—	72.5	—
Payments of other long-term obligations	(17.8)	(17.0)	(16.2)
Principal payments on financing obligations	(63.2)	(36.0)	(26.7)
Principal payments on finance leases	(110.5)	(8.5)	(3.9)
Proceeds from common stock offerings, net of discounts and fees	—	—	1,288.8
Proceeds from exercise of options	6.9	10.8	62.7
Repurchase of common stock	(601.1)	—	—
Proceeds from insurance financing	—	26.6	20.2
Payments on insurance financing	—	(26.7)	(21.4)
Other	(11.6)	(9.9)	(7.0)
Net cash provided by (used in) financing activities	(853.0)	339.9	1,310.1
Effect of currency rate changes on cash, cash equivalents, and restricted cash	(2.5)	(4.5)	—
Change in cash, cash equivalents, and restricted cash	(235.9)	9.7	1,415.2
Cash, cash equivalents and restricted cash at the beginning of the year	1,880.1	1,870.4	455.2
Cash, cash equivalents and restricted cash at the end of the year	$1,644.2	$1,880.1	$1,870.4

	For the year ended December 31,
(in millions)	2022	2021	2020
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$1,624.0	$1,863.9	$1,853.8
Restricted cash included in Other current assets	19.0	15.0	15.3
Restricted cash included in Other assets	1.2	1.2	1.3
Total cash, cash equivalents and restricted cash	$1,644.2	$1,880.1	$1,870.4

Supplemental disclosure:
Cash paid for interest, net of amounts capitalized	$721.7	$514.6	$355.0
Cash payments (refunds) related to income taxes, net	$72.8	$108.3	$(15.2)

Non-cash activities:
Rent credits received upon sale of Tropicana land and buildings and Morgantown land	$—	$—	$337.5
Commencement of operating leases	$58.5	$96.4	$73.6
Commencement of finance leases	$1,462.1	$106.1	$—
Accrued capital expenditures	$21.1	$27.6	$17.2
See accompanying notes to the Consolidated Financial Statements

PENN ENTERTAINMENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Organization and Basis of Presentation
Organization: On August 4, 2022, Penn National Gaming, Inc. was renamed PENN Entertainment, Inc. PENN Entertainment, Inc., together with its subsidiaries (“PENN,” the “Company,” “we,” “our,” or “us”), is North America’s leading provider of integrated entertainment, sports content, and casino gaming experiences. As of December 31, 2022, PENN operated 43 properties in 20 states, online sports betting in 15 jurisdictions and iCasino in five jurisdictions, under a portfolio of well-recognized brands including Hollywood Casino®, L’Auberge®, Barstool Sportsbook®, and theScore Bet Sportsbook and Casino®. As of the issuance date of this report, PENN operates online sports betting in 16 jurisdictions upon the addition of Ohio in January 2023. PENN’s highly differentiated strategy, which is focused on organic cross-sell opportunities, is reinforced by its investments in market-leading retail casinos, sports media assets, technology, including a state-of-the-art, fully integrated digital sports and iCasino betting platform, and an in-house iCasino content studio. The Company’s portfolio is further bolstered by its industry-leading mychoice® customer loyalty program (the “mychoice program”), which offers our approximately 26 million members a unique set of rewards and experiences across business channels.
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
Impact of the COVID-19 Pandemic: On March 11, 2020, the World Health Organization declared the novel coronavirus (known as “COVID-19”) outbreak to be a global pandemic. To help combat the spread of COVID-19 and pursuant to various orders from state gaming regulatory bodies or governmental authorities, operations at all of our properties were temporarily suspended for single, or multiple, time periods during 2020 and into 2021, and we operated with reduced gaming and hotel capacity with limited food and beverage offerings. As of the date of this filing, none of our properties are closed.
Although the impact of the COVID-19 pandemic has lessened as of late, we could still experience adverse effects from the lingering macroeconomic issues that have resulted from the COVID-19 pandemic. These could include, though are not limited to, labor shortages and increased turnover, interruption of domestic and global supply chains, and the reinstatement of mask mandates.
Basis of Presentation: The Consolidated Financial Statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and with the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”).
Note 2—Significant Accounting Policies
Principles of Consolidation: The Consolidated Financial Statements include the accounts of PENN Entertainment, Inc. and its subsidiaries. Investments in and advances to unconsolidated affiliates that do not meet the consolidation criteria of the authoritative guidance for voting interest entities (“VOEs”) or variable interest entities (“VIEs”) are accounted for under the equity method. All intercompany accounts and transactions have been eliminated in consolidation.
Reclassifications: Certain reclassifications have been made to conform the prior period presentation.
Use of Estimates: The preparation of Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect (i) the reported amounts of assets and liabilities, (ii) the disclosure of contingent assets and liabilities at the date of the Consolidated Financial Statements, and (iii) the reported amounts of revenues and expenses during the reporting period. Estimates used by us include, among other things, the useful lives for depreciable and amortizable assets, the provision for credit losses, income tax provisions, the evaluation of the future realization of deferred tax assets, determining the adequacy of reserves for self-insured liabilities, the liabilities associated with our mychoice program, the initial measurements of financing obligations and lease liabilities associated with our Master Leases, projected cash flows in assessing the recoverability of long-lived assets, asset impairments, goodwill and other intangible assets, projected cash flows in assessing the initial valuation of intangible assets in conjunction with acquisitions, the initial selection of useful lives for depreciable and amortizable assets in conjunction with acquisitions, contingencies and litigation inclusive of financing arrangements in which the Company receives up-front cash proceeds, and stock-based compensation expense. We applied estimation methods consistently for all periods presented within our Consolidated Financial Statements. Actual results may differ from those estimates.

Segment Information: We have five reportable segments: Northeast, South, West, Midwest, and Interactive. Our gaming and racing properties are grouped by geographic location and each is viewed as an operating segment with the exception of our two properties in Jackpot, Nevada, which are viewed as one operating segment. We consider our combined Video Gaming Terminal (“VGT”) operations, by state, to be separate operating segments. Interactive includes all of our online sports betting and iCasino operations, management of retail sports betting, media, and our proportionate share of earnings attributable to our equity method investment in Barstool Sports, Inc. (“Barstool”). See Note 18, “Segment Information,” for further information. For financial reporting purposes, we aggregate our operating segments into the following reportable segments:

	Location	Real Estate Assets Lease or Ownership Structure
Northeast segment
Ameristar East Chicago	East Chicago, Indiana	Pinnacle Master Lease
Hollywood Casino Bangor	Bangor, Maine	PENN Master Lease
Hollywood Casino at Charles Town Races	Charles Town, West Virginia	PENN Master Lease
Hollywood Casino Columbus	Columbus, Ohio	PENN Master Lease
Hollywood Casino at Greektown	Detroit, Michigan	Greektown Lease
Hollywood Casino Lawrenceburg	Lawrenceburg, Indiana	PENN Master Lease
Hollywood Casino Morgantown	Morgantown, Pennsylvania	Morgantown Lease (1)
Hollywood Casino at PENN National Race Course	Grantville, Pennsylvania	PENN Master Lease
Hollywood Casino Perryville	Perryville, Maryland	Perryville Lease
Hollywood Casino at The Meadows	Washington, Pennsylvania	Meadows Lease
Hollywood Casino Toledo	Toledo, Ohio	PENN Master Lease
Hollywood Casino York	York, Pennsylvania	Operating Lease (not with REIT Landlord)
Hollywood Gaming at Dayton Raceway	Dayton, Ohio	PENN Master Lease
Hollywood Gaming at Mahoning Valley Race Course	Youngstown, Ohio	PENN Master Lease
Marquee by PENN (2)	Pennsylvania	N/A
Plainridge Park Casino	Plainville, Massachusetts	Pinnacle Master Lease

South segment
1st Jackpot Casino	Tunica, Mississippi	PENN Master Lease
Ameristar Vicksburg	Vicksburg, Mississippi	Pinnacle Master Lease
Boomtown Biloxi	Biloxi, Mississippi	PENN Master Lease
Boomtown Bossier City	Bossier City, Louisiana	Pinnacle Master Lease
Boomtown New Orleans	New Orleans, Louisiana	Pinnacle Master Lease
Hollywood Casino Gulf Coast	Bay St. Louis, Mississippi	PENN Master Lease
Hollywood Casino Tunica	Tunica, Mississippi	PENN Master Lease
L’Auberge Baton Rouge	Baton Rouge, Louisiana	Pinnacle Master Lease
L’Auberge Lake Charles	Lake Charles, Louisiana	Pinnacle Master Lease
Margaritaville Resort Casino	Bossier City, Louisiana	Margaritaville Lease

West segment
Ameristar Black Hawk	Black Hawk, Colorado	Pinnacle Master Lease
Cactus Petes and Horseshu	Jackpot, Nevada	Pinnacle Master Lease
M Resort Spa Casino	Henderson, Nevada	PENN Master Lease
Tropicana Las Vegas (3)	Las Vegas, Nevada	Tropicana Lease
Zia Park Casino	Hobbs, New Mexico	PENN Master Lease

Midwest segment
Ameristar Council Bluffs	Council Bluffs, Iowa	Pinnacle Master Lease
Argosy Casino Alton (4)	Alton, Illinois	PENN Master Lease
Argosy Casino Riverside	Riverside, Missouri	PENN Master Lease
Hollywood Casino Aurora	Aurora, Illinois	PENN Master Lease
Hollywood Casino Joliet	Joliet, Illinois	PENN Master Lease
Hollywood Casino at Kansas Speedway (5)	Kansas City, Kansas	Owned - Joint Venture
Hollywood Casino St. Louis	Maryland Heights, Missouri	PENN Master Lease
Prairie State Gaming (2)	Illinois	N/A
River City Casino	St. Louis, Missouri	Pinnacle Master Lease

(1)Upon termination of the Morgantown Lease, ownership of the constructed building and all tenant improvements will transfer from the Company to GLPI.
(2)VGT route operations
(3)On September 26, 2022, PENN sold its equity interest in the Tropicana Las Vegas Hotel and Casino Inc. (“Tropicana”), which consisted of the gaming license to operate the property as described in Note 6, “Acquisitions and Dispositions”, and as a result of the sale, the Tropicana Lease (as defined in Note 12, “Leases”) was terminated.
(4)The riverboat is owned by us and not subject to the PENN Master Lease.
(5)Pursuant to a joint venture with NASCAR and includes the Company’s 50% investment in Kansas Entertainment, LLC (“Kansas Entertainment”), which owns Hollywood Casino at Kansas Speedway.
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
The Company’s receivables as of December 31, 2022 and 2021 primarily consisted of the following:

	December 31,
(in millions)	2022	2021
Markers and returned checks	$13.1	$15.1
Payment processors, credit card, and other advances to customers	80.2	17.7
Receivables from ATM and cash kiosk transactions	26.1	20.9
Hotel and banquet	4.7	4.1
Racing settlements	8.0	12.8
Online gaming and licensing receivables from third party operators, including taxes	62.7	66.3
Media receivables	15.0	10.3
Insurance Receivable - Hurricane Laura	—	28.7
Other	45.1	27.1
Provision for credit losses	(8.5)	(8.0)
Accounts receivable, net	$246.4	$195.0
Property and Equipment: Property and equipment are stated at cost, less accumulated depreciation. Capital expenditures are accounted for as either project capital or maintenance (replacement). Project capital expenditures are for fixed asset additions associated with constructing new facilities, or expansions of existing facilities. Maintenance capital expenditures (replacement) are expenditures to replace existing fixed assets with a useful life greater than one year that are obsolete, worn out or no longer cost-effective to repair. Maintenance and repairs that neither add materially to the value of the asset nor appreciably prolong its useful life are charged to expense as incurred. Gains or losses on the disposal of property and equipment are included in the determination of income.
The estimated useful lives of property and equipment are determined based on the nature of the assets as well as the Company’s current operating strategy. Depreciation of property and equipment is recorded using the straight-line method over the shorter of the estimated useful life of the asset or the related lease term, if any, as follows:

Years
Land improvements	15
Buildings and improvements	5 to 31
Vessels	10 to 31
Furniture, fixtures, and equipment	1 to 31

All costs funded by the Company considered to be an improvement to the real estate assets subject to any of our Triple Net Leases are recorded as leasehold improvements. Leasehold improvements are depreciated over the shorter of the estimated useful life of the improvement or the related lease term.
The Company reviews the carrying amount of its property and equipment for possible impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable based on undiscounted estimated future cash flows expected to result from its use and eventual disposition. The factors considered by the Company in performing this assessment include current operating results, trends and prospects, as well as the effect of obsolescence, demand, competition, and other regulatory and economic factors. For purposes of recognizing and measuring impairment, assets are grouped at the individual property level representing the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets. In assessing the recoverability of the carrying amount of property and equipment, we must make assumptions regarding future cash flows and other factors. If these estimates or the related assumptions change in the future, we may be required to record an impairment loss for these assets. Such an impairment loss would be recognized as a non-cash component of operating income. See Note 8, “Property and Equipment.”
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
Convertible Debt: Our Convertible Notes (as defined in Note 3, “New Accounting Pronouncements”) are accounted for in accordance with Accounting Standards Codification (“ASC”) 470-20, “Debt with Conversion and Other Options” (“ASC 470-20”). Prior to January 1, 2022, pursuant to ASC 470‑20, we accounted for the Convertible Notes using the separate liability (debt) and equity (conversion option) components of the instrument. The equity component was included in “Additional paid-in capital” within our Consolidated Balance Sheets at the issuance date and the value of the equity component was treated as a debt discount. Effective January 1, 2022, we adopted ASU 2020-06 (as defined in Note 3, “New Accounting Pronouncements”), using the modified retrospective approach. As a result, the Convertible Notes are accounted for as a single liability measured at its amortized cost, as no other embedded features require bifurcation. See Note 3, “New Accounting Pronouncements” and Note 11, “Long-term Debt” for additional information.
Financing Obligations: In accordance with ASC 842, “ Leases” (“ASC 842”), for transactions in which the Company enters into a contract to sell an asset and leases it back from the seller under a sale and leaseback transaction, the Company must determine whether control of the asset has transferred from the Company. In cases whereby control has not transferred from the Company, we continue to recognize the underlying asset as “Property and equipment, net” within the Consolidated Balance Sheets, which is then depreciated over the shorter of the remaining useful life or lease term. Additionally, a financial liability is recognized and referred to as a financing obligation, in accordance with ASC 470, “Debt” (“ASC 470”). The accounting for financing obligations under ASC 470 is materially consistent with the accounting for finance leases under ASC 842. The Company recognizes interest expense on the minimum lease payments related to a financing obligation under the effective yield method. Contingent payments are recorded as interest expense as incurred. Principal payments associated with financing obligations are presented as financing cash outflows and interest payments associated with financing obligations are presented as operating cash outflows within our Consolidated Statements of Cash Flows. For more information, see Note 8, “Property and Equipment,” and Note 12, “Leases.”
We concluded that the components contained within the Master Leases (primarily buildings) and the Morgantown Lease are required to be accounted for as financing obligations on our Consolidated Balance Sheets in accordance with ASC 842, as control of the underlying assets were not considered to have transferred from the Company.
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
In accordance with ASC 842, we elected the following policies: (a) to account for lease and non-lease components as a single component for all classes of underlying assets and (b) to not recognize short-term leases (i.e., leases that are less than 12 months and do not contain purchase options) within the Consolidated Balance Sheets, with the expense related to these short-term leases recorded in total operating expenses within the Consolidated Statements of Operations.
The Company has leasing arrangements that contain both lease and non-lease components. We account for both the lease and non-lease components as a single component for all classes of underlying assets. In determining the present value of lease payments at lease commencement date, the Company utilizes its incremental borrowing rate based on the information available, unless the rate implicit in the lease is readily determinable. The liability for operating and finance leases is based on the present value of future lease payments. Operating lease expenses are primarily recorded as rent expense, which are included within general and administrative expense, within the Consolidated Statements of Operations and presented as operating cash outflows within the Consolidated Statements of Cash Flows. Finance lease expenses are recorded as depreciation expense, which is included within depreciation and amortization expense within the Consolidated Statements of Operations and interest expense over the lease term. Principal payments associated with finance leases are presented as financing cash outflows and interest payments associated with finance leases are presented as operating cash outflows within our Consolidated Statements of Cash Flows.
ROU assets are monitored for potential impairment similar to the Company’s property and equipment, using the impairment model in ASC 360, “Property, Plant and Equipment”. If the Company determines the carrying amount of a ROU asset is not recoverable, it would recognize an impairment charge equivalent to the amount required to reduce the carrying value of the asset to its estimated fair value.

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
The realizability of the net deferred tax assets is evaluated quarterly by assessing the valuation allowance and by adjusting the amount of the allowance, if necessary. The Company considers all available positive and negative evidence including projected future taxable income and available tax planning strategies that could be implemented to realize the net deferred tax assets. The evaluation of both positive and negative evidence is a requirement pursuant to ASC 740 in determining more-likely-than-not the net deferred tax assets will be realized. In the event the Company determines that the deferred tax assets would be realized in the future in excess of their net recorded amount, an adjustment to the valuation allowance would be recorded, which would reduce the provision for income taxes.
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
Gaming revenue contracts involve two performance obligations for those customers earning points under our mychoice program and a single performance obligation for customers that do not participate in the mychoice program. The Company applies a practical expedient by accounting for its gaming contracts on a portfolio basis as opposed to an individual wagering contract. For purposes of allocating the transaction price in a gaming contract between the wagering performance obligation and the obligation associated with the loyalty points earned, we allocate an amount to the loyalty point contract liability based on the standalone selling price (“SSP”) of the points earned, which is determined by the value of a point that can be redeemed for slot play and complimentaries such as, food and beverage at our restaurants, lodging at our hotels and products offered at our mychoice mall and retail stores, less estimated breakage. The allocated revenue for gaming wagers is recognized when the wagering occurs as all such wagers settle immediately. The liability associated with the loyalty points is deferred and recognized as revenue when the customer redeems the loyalty points for slot play and complimentaries and such goods and services are delivered to the customer.
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
In addition to sports betting and iCasino revenues, PENN Interactive generates in-app purchase and advertising revenues from free-to-play social casino games, which can be downloaded to mobile phones and tablets from digital storefronts. Players can purchase virtual playing credits within our social casino games, which allows for increased playing opportunities and functionality. PENN Interactive records deferred revenue from the sale of virtual playing credits and recognizes this revenue over the average redemption period of the credits, which is generally one day. Advertising revenues are recognized in the period when the advertising impression, click or install delivery occurs.
PENN Interactive also enters into multi-year agreements with sports betting operators for online sports betting and iCasino market access (“Skins”) across our portfolio, of which the Company generally receives upfront (i) cash or (ii) cash and equity securities. Additionally, in consideration for the use of each Skin, the Company receives a monthly revenue share amount of the revenues earned by the operators less contractual fees and obligations primarily consisting of taxes, promotional credits, data fees and player costs.
The market access provided to operators by jurisdiction and by activity represent separate performance obligations. The transaction price includes fixed fees for access to certain geographic markets and variable consideration in the form of a monthly revenue share, annual minimum guarantee amounts, and reimbursements for out-of-pocket expenses including jurisdictional gaming taxes. The upfront and fixed access fees relate solely to distinct markets and are allocated to the performance obligations specific to those markets. Market access fees are recognized as revenue over the term of the related market access agreement which commences upon the online launch of the activity by the third-party operator. Monthly revenue share and annual minimum guarantee variable consideration relate directly to the Company’s efforts to satisfy each individual performance obligation and, as such, is allocated to each performance obligation. Revenues from monthly revenue shares are recognized in the period in which the revenue was earned by our third-party operators. Minimum guarantee revenue is deferred at the end of the period in which it relates and subsequently recognized as revenue over the remaining term of the market access agreement. The Company also recognizes revenue for reimbursements of certain out-of-pocket expenses, including license fees and jurisdictional gaming taxes. The Company has elected the “right to invoice” practical expedient and recognizes revenue upon incurring reimbursable costs, as appropriate.

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

	For the year ended December 31,
(in millions)	2022	2021	2020
Food and beverage	$209.5	$173.7	$123.6
Hotel	138.3	125.4	79.6
Other	12.3	10.2	6.7
Total complimentaries associated with gaming contracts	$360.1	$309.3	$209.9
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
Our mychoice program allows members to earn loyalty points that are redeemable for slot play and complimentaries, such as food and beverage at our restaurants, lodging at our hotels, mychoice redemption mall, and products offered at our retail stores across the vast majority of our properties. In addition, members of the mychoice program earn credit toward tier status, which entitles them to receive certain other benefits, such as priority access, discounts, gifts, and free play. The obligation associated with our mychoice program, which is included in “Accrued expenses and other current liabilities” within our Consolidated Balance Sheets, was $39.3 million and $37.6 million as of December 31, 2022 and 2021, respectively, and consisted principally of the obligation associated with the loyalty points. Our loyalty point obligations are generally settled within six months of issuance. Changes between the opening and closing balances primarily relate to the timing of our customers’ election to redeem loyalty points as well as the timing of when our customers receive their earned tier status benefits.
The Company’s advance payments on goods and services yet to be provided and for unpaid wagers primarily consist of the following: (i) deposits on rooms and convention space, (ii) money deposited on behalf of a customer in advance of their property visit (referred to as “safekeeping” or “front money”), (iii) money deposited in an online wallet not yet wagered or wagered and not yet withdrawn, (iv) outstanding tickets generated by slot machine play or pari-mutuel wagering, (v) outstanding chip liabilities, (vi) unclaimed jackpots, and (vii) gift cards redeemable at our properties. Unpaid wagers generally represent obligations stemming from prior wagering events, of which revenue was previously recognized. The Company’s advance payments on goods and services yet to be provided and for unpaid wagers were $125.8 million and $112.0 million as of December 31, 2022 and 2021, respectively, and are included in “Accrued expenses and other current liabilities” within our Consolidated Balance Sheets.
PENN Interactive enters into multi-year agreements with sports betting operators for online sports betting and iCasino market access across our portfolio of properties. Certain of the operations contemplated by these agreements commenced, resulting in the recognition of $22.4 million, $16.3 million and $5.6 million of revenue (most of which was previously deferred) during the years ended December 31, 2022, 2021 and 2020 respectively. Deferred revenue associated with third-party sports betting operators for online sports betting and iCasino market access, which is included in “Other long-term liabilities” within our Consolidated Balance Sheets was $46.2 million and $52.2 million as of December 31, 2022 and 2021, respectively.
Advertising: The Company expenses advertising costs the first time the advertising takes place or as incurred. Advertising expenses, which generally relate to media placement costs and are primarily included in “Gaming” expenses within the Consolidated Statements of Operations, were $94.8 million, $88.2 million, and $36.7 million, for the years ended December 31, 2022, 2021 and 2020, respectively.
Gaming and Pari-mutuel Taxes: We are subject to gaming and pari-mutuel taxes based on gross gaming revenue and pari-mutuel revenue in the jurisdictions in which we operate, as well as taxes on revenues derived from arrangements which allow for third-party partners to operate iCasinos and online sportsbooks under our gaming licenses. The Company primarily recognizes gaming and pari-mutuel tax expense based on the statutorily required percentage of revenue that is required to be paid to state, provincial and/or local jurisdictions in the states and provinces where or in which the wagering occurs. Also, included in gaming and pari-mutuel taxes are costs to support the operations of local regulatory authorities which some jurisdictions require us to pay. Gaming and pari-mutuel taxes are recorded in “Gaming” expense or “Food, beverage, hotel, and other” expenses within the Consolidated Statements of Operations, and were $2.2 billion, $2.0 billion, and $1.1 billion for the years ended December 31, 2022, 2021 and 2020, respectively.
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
Earnings Per Share: Basic earnings per share (“EPS”) is computed by dividing net income (loss) applicable to common stock by the weighted-average number of common shares outstanding during the period. Diluted EPS reflects the additional dilution, if any, for all potentially-dilutive securities such as stock options, unvested restricted stock awards (“RSAs”) and restricted stock units (“RSUs”) (collectively with RSAs, “restricted stock”), outstanding convertible preferred stock, and convertible debt.
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
Voting Interest Entities and Variable Interest Entities: The Company consolidates all subsidiaries or other entities in which it has a controlling financial interest. The consolidation guidance requires an analysis to determine if an entity should be evaluated for consolidation using the VOE model or the VIE model. Under the VOE model, controlling financial interest is generally defined as a majority ownership of voting rights. Under the VIE model, controlling financial interest is defined as (i) the power to direct activities that most significantly impact the economic performance of the entity and (ii) the obligation to absorb losses of, or the right to receive benefits from, the entity that could potentially be significant to the entity. For those entities that qualify as a VIE, the primary beneficiary is generally defined as the party who has a controlling financial interest in the VIE. The Company consolidates the financial position and results of operations of every VOE in which it has a controlling financial interest and VIEs in which it is considered to be the primary beneficiary. See Note 7, “Investments in and Advances to Unconsolidated Affiliates.”
Note 3—New Accounting Pronouncements
In June 2022, the FASB issued ASU 2022-03, “Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions” (“ASU 2022-03”). ASU 2022-03 clarifies the guidance on the fair value measurement of an equity security that is subject to a contractual sale restriction and requires specific disclosures related to such an equity security. Specifically, ASU 2022-03 clarifies that a “contractual sale restriction prohibiting the sale of an equity security is a characteristic of the reporting entity holding the equity security” and is not included in the equity security’s unit of account. Accordingly, the Company is no longer permitted to apply a discount related to the contractual sale restriction, or lack of marketability, when measuring the equity security’s fair value. In addition, ASU 2022-03 prohibits an entity from recognizing a contractual sale restriction as a separate unit of account. ASU 2022-03 will be effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the impact of the adoption of ASU 2022-03 on our Consolidated Financial Statements.
In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting” (“ASU 2020-04”). ASU 2020-04 provides an optional expedient and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. In response to the concerns about structural risks of interbank offered rates and, particularly, the risk of cessation of the London Interbank Offered Rate (referred to as “LIBOR”), regulators in several jurisdictions around the world have undertaken reference rate reform initiatives to identify alternative reference rates that are more observable or transaction-based and less susceptible to manipulation. ASU 2020-04 also provides companies with optional guidance to ease the potential accounting burden associated with transitioning away from reference rates that are expected to be discontinued. The interest rates associated with the Company’s previous borrowings under its Senior Secured Credit Facilities (as defined in Note 11, “Long-term Debt”) were tied to LIBOR. Subsequent to the amendment of the Senior Secured Credit Facilities on May 3, 2022, the Company’s borrowings are tied to SOFR (see Note 11, “Long-term Debt”), upon which the Company adopted ASU 2020-04. The adoption of ASU 2020-04 did not have an impact on our Consolidated Financial Statements.
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
The Company recorded a receivable relating to our estimate of repairs and maintenance costs which have been incurred and property and equipment which have been written off, and for which we deem the recovery of such costs and property and equipment from our insurers to be probable. The insurance recovery receivable was included in “Accounts Receivable, net” within the Consolidated Balance Sheets. As we deemed it probable that the proceeds to be recovered from our insurers would exceed the total of our insurance recovery recorded and our insurers’ deductible and coinsurance, we did not record any loss associated with the impact of this natural disaster. Timing differences exist between the recognition of (i) impairment losses and capital expenditures made to repair or restore the assets and (ii) the receipt of insurance proceeds within the Consolidated Financial Statements.
As of December 31, 2021, the receivable was $28.7 million. During the year ended December 31, 2022, we received insurance claim proceeds totaling $39.4 million, resulting in a gain of $10.7 million, which is included in “General and administrative” within our Consolidated Statements of Operations. No proceeds were received from our insurers during the year ended December 31, 2021.
As of February 23, 2023, the insurance claim remains open, and we expect to receive additional future proceeds.
We will record proceeds in excess of the recognized losses and lost profits under our business interruption insurance as a gain contingency in accordance with ASC 450, “Contingencies,” which we expect to recognize at the time of final settlement or when nonrefundable cash advances are made in a period subsequent to December 31, 2022.
The following tables summarize the financial impact of Hurricane Laura related matters:

	Life to date through December 31,
(in millions)	2022	2021
Insurance proceeds received through the end of the period	$86.9	$47.5
Deductible	$15.0	$15.0
Coinsurance	$2.5	$2.5
Clean-up, restoration, and other costs	$52.8	$52.8
Fixed asset write-off	$23.2	$23.2
Inventory write-off	$0.2	$0.2

	December 31,
(in millions)	2022	2021
Insurance receivable	$—	$28.7

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

	For the year ended December 31, 2022
(in millions)	Northeast	South	West	Midwest	Interactive (1)	Other	Intersegment Eliminations (2)	Total
Revenues:
Gaming	$2,434.0	$1,050.7	$387.6	$1,045.9	$283.5	$—	$—	$5,201.7
Food and beverage	132.4	126.8	80.3	53.7	—	3.5	—	396.7
Hotel	43.4	96.3	89.0	33.3	—	—	—	262.0
Other	86.1	40.4	25.0	26.7	379.6	17.8	(34.3)	541.3
Total revenues	$2,695.9	$1,314.2	$581.9	$1,159.6	$663.1	$21.3	$(34.3)	$6,401.7

	For the year ended December 31, 2021
(in millions)	Northeast	South	West	Midwest	Interactive (1)	Other	Intersegment Eliminations (2)	Total
Revenues:
Gaming	$2,344.2	$1,080.4	$352.7	$1,009.6	$158.4	$—	$—	$4,945.3
Food and beverage	103.3	110.6	69.0	39.4	—	1.0	—	323.3
Hotel	28.1	93.3	80.1	29.6	—	—	—	231.1
Other	76.8	37.9	19.6	24.1	274.5	9.6	(37.2)	405.3
Total revenues	$2,552.4	$1,322.2	$521.4	$1,102.7	$432.9	$10.6	$(37.2)	$5,905.0

	For the year ended December 31, 2020
(in millions)	Northeast	South	West	Midwest	Interactive	Other	Intersegment Eliminations (2)	Total
Revenues:
Gaming	$1,495.1	$684.0	$194.2	$615.2	$62.4	$0.3	$(0.1)	$3,051.1
Food and beverage	68.9	76.9	46.0	32.0	—	0.6	—	224.4
Hotel	17.4	64.3	46.4	18.7	—	—	—	146.8
Other	57.9	24.4	15.9	15.5	58.7	3.0	(19.0)	156.4
Total revenues	$1,639.3	$849.6	$302.5	$681.4	$121.1	$3.9	$(19.1)	$3,578.7
(1)     Other revenues within the Interactive segment are inclusive of gaming tax reimbursement amounts charged to third-party partners for online sports betting and iCasino market access of $251.6 million and $180.2 million for the years ended December 31, 2022 and 2021, respectively.
(2)    Primarily represents the elimination of intersegment revenues associated with our internally-branded retail sportsbooks, which are operated by PENN Interactive.
Note 6—Acquisitions and Dispositions
Tropicana Las Vegas
On April 16, 2020, we sold the real estate assets associated with the operations of Tropicana to GLPI in exchange for rent credits of $307.5 million, and utilized the rent credits to pay rent under our existing Master Leases and the Meadows Lease, (as defined and discussed in Note 12, “Leases”), beginning in May 2020. Contemporaneous with the sale, the Company entered into the Tropicana Lease, (as defined and discussed in Note 12, “Leases”). We recognized a gain on this transaction of $29.8 million during the year ended December 31, 2020, which is included in “General and administrative” within our Consolidated Statements of Operations.
On January 11, 2022, PENN entered into a definitive purchase agreement to sell its outstanding equity interest in Tropicana, which has the gaming license and operates the Tropicana, to Bally’s Corporation (“Bally’s”). The transaction closed on September 26, 2022.

Morgantown
On October 1, 2020, we sold the land underlying Hollywood Casino Morgantown (“Morgantown”) to GLPI in exchange for rent credits of $30.0 million. Contemporaneous with the sale, the Company entered into a triple net lease with GLPI for the land underlying Morgantown (as defined and discussed in Note 12, “Leases”).
As of December 31, 2020, we utilized all of the rent credits pertaining to the Tropicana and Morgantown transactions which totaled $337.5 million (see Note 12, “Leases”).
HitPoint Inc. and LuckyPoint Inc.
On May 11, 2021, we acquired 100% of the outstanding equity of HitPoint Inc. and Lucky Point Inc. (collectively, “Hitpoint”). The purchase price totaled $12.7 million, consisting of $6.2 million in cash, $3.5 million of the Company’s common stock, and a $3.0 million contingent liability. The contingent liability is payable in annual installments over three years, through a combination of cash and the Company’s common stock, and is based on achievement of certain performance factors. The purchase price allocation resulted in a recognition of $8.8 million of goodwill, $4.0 million in developed technology which is included in “Other intangible assets, net” within the Consolidated Balance Sheets, along with other miscellaneous operating assets and liabilities. The developed technology is an amortizing intangible asset with an assigned useful life of five years, and was valued using the multi-period excess earnings method, a variation of the income approach, which is supported by observable market data for peer companies.
Hollywood Casino Perryville
On July 1, 2021, we completed the acquisition of the operations of Hollywood Casino Perryville (“Perryville”), from GLPI for a purchase price of $39.4 million, including working capital adjustments. The purchase price allocation resulted in the recognition of a $12.7 million gaming license asset and a $1.0 million customer relationship asset, both of which are included in “Other intangible assets, net” within our Consolidated Balance Sheets, $9.2 million of goodwill, $8.2 million of tangible long-term assets, comprised primarily of property and equipment, and $8.3 million of various operating assets and liabilities. Simultaneous with the closing, we entered into a lease with GLPI for the real estate assets associated with Perryville for initial annual rent of $7.8 million per year subject to escalation.
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
Sam Houston Race Park and Valley Race Park
On August 1, 2021, we completed the acquisition of the remaining 50% ownership interest in the Sam Houston Race Park in Houston, Texas, the Valley Race Park in Harlingen, Texas, and a license to operate a racetrack in Austin, Texas (collectively, “Sam Houston”), from PM Texas Holdings, LLC for a purchase price of $57.8 million, comprised of $42.0 million in cash and $15.8 million of the Company’s common stock, which was allocated to property and equipment. In conjunction with the acquisition, we recorded a gain of $29.9 million on our equity method investment, which is included in “Other” within our Consolidated Statements of Operations. The property and equipment assets were valued using a combination of the market and cost approaches.
Score Media and Gaming Inc.
On October 19, 2021, we acquired 100% of Score Media and Gaming, Inc. (“theScore”) for a purchase price of approximately $2.1 billion. The acquisition provides us with the technology, resources and audience reach to accelerate our media and sports betting strategy across North America. Under the terms of the agreement, 1317774 B.C. Ltd. (the “Purchaser”), an indirectly wholly owned subsidiary of PENN, acquired each of the issued and outstanding theScore shares (other than those held by PENN and its subsidiaries) for US$17.00 per share in cash consideration, totaling $922.8 million, and either 0.2398 of a share of common stock, par value $0.01 of PENN common stock or, if validly elected, 0.2398 of an exchangeable share in the capital of the Purchaser (each whole share, an “Exchangeable Share”), totaling 12,319,340 shares of PENN common stock and 697,539 Exchangeable Shares for approximately $1.0 billion. Each Exchangeable Share will be exchangeable into one share of PENN common stock at the option of the holder, subject to certain adjustments. In addition,

Purchaser may redeem all outstanding Exchangeable Shares in exchange for shares of PENN common stock at any time following the fifth anniversary of the closing, or earlier under certain circumstances. See Note 15, “Stockholders’ Equity” for further information.
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
The following table reflects the allocation of the purchase price to the tangible and identifiable intangible assets acquired and liabilities assumed, with the excess recorded as goodwill. During the year ended December 31, 2022, we made the following purchase price measurement period adjustment:

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
Unaudited Pro Forma Financial Information
The following table includes unaudited pro forma consolidated financial information assuming our acquisition of Hitpoint, Perryville, Sam Houston, and theScore had occurred as of January 1, 2020. The pro forma amounts include the historical operating results of PENN and Hitpoint, Perryville, Sam Houston and theScore prior to our acquisitions. The pro forma financial information does not necessarily represent the results that may occur in the future. For the year ended December 31, 2021, pro forma adjustments directly attributable to the acquisitions include acquisition and transaction related costs of $77.1 million incurred by both PENN and the respective acquirees, gains of $51.0 million related to our purchase of the remaining 50% of Sam Houston and a net unrealized gain on the equity security investment in theScore. For the year ended December 31, 2020, pro forma adjustments directly attributable to the acquisitions primarily include a net unrealized gain of $8.3 million on the equity security investment in theScore.

	For the year ended December 31,
(in millions)	2021	2020
Revenues	$5,978.0	$3,677.4
Net income (loss)	$347.6	$(705.4)
Note 7—Investments in and Advances to Unconsolidated Affiliates
As of December 31, 2022 and 2021, investments in and advances to unconsolidated affiliates primarily consisted of the Company’s 36% interest in Barstool; our 50% investment in Kansas Entertainment, the joint venture with NASCAR that owns Hollywood Casino at Kansas Speedway; and our 50% interest in Freehold Raceway. On August 1, 2021, the Company purchased the remaining 50% ownership interest of Sam Houston. Prior to August 1, 2021, the Company had a 50% interest in Sam Houston. See Note 6, “Acquisitions and Dispositions” for further information, specific to Sam Houston.
Investment in Barstool
As previously disclosed, in February 2020, we closed on our investment in Barstool pursuant to a stock purchase agreement with Barstool and certain stockholders of Barstool, in which we purchased 36% (inclusive of 1% on a delayed basis) of the common stock, par value $0.0001 per share, of Barstool for a purchase price of $161.2 million. The purchase price consisted of $135.0 million in cash and $23.1 million in shares of a new class of non-voting convertible preferred stock of the Company (as discussed below). Within three years after the closing of the transaction or earlier at our election, we were required to increase our ownership in Barstool to approximately  50% by purchasing approximately $62.0 million worth of additional shares of Barstool common stock, consistent with the implied valuation at the time of the initial investment, which was $450.0 million. With respect to the remaining Barstool shares, we had immediately exercisable call rights, and the existing Barstool stockholders had put rights exercisable beginning three years after closing, all based on a fair market value calculation at the time of exercise (originally subject to a cap of $650.0 million, and subject to such cap, a floor of 2.25 times the annualized revenue of Barstool, all subject to various adjustments).
On October 1, 2021, the terms of the February 2020 stock purchase agreement were amended and restated (“Amended and Restated Stockholders’ Agreement”) to (i) set a definitive purchase price of $325.0 million on the second 50% of Barstool common stock, which eliminated the floor of 2.25 times the annual revenue of Barstool and (ii) fix a number of PENN common shares to be delivered to existing February 2020 employee holders of Barstool common stock, to the extent PENN’s stock price exceeded a specified value defined in the Amended and Restated Stockholders’ Agreement and PENN elected to settle using a combination of cash and equity. Consistent with the February 2020 stock purchase agreement: (i) the Barstool common stock remained subject to our immediately exercisable call rights and the existing Barstool stockholders put rights beginning in February 2023, (ii) the requirement to increase our ownership in Barstool Sports to approximately 50% by purchasing approximately $62.0 million worth of additional shares in Barstool common stock remained consistent with the implied valuation at the time of the initial investment, which was $450.0 million, and (iii), we may settle the call and put options, at our sole election, using either cash or a combination of cash and equity.
On July 7, 2022, we entered into the first amendment to the Amended and Restated Stockholders’ Agreement (“First Amendment”). The First Amendment updated the share price specified value used to calculate the fixed number of PENN common shares to be delivered to existing February 2020 employee holders of Barstool common stock, to the extent PENN’s stock price exceeded the updated specified value and PENN elected to settle using a combination of cash and equity.
In conjunction with the February 20, 2020 stock purchase agreement, the Company issued 883 shares of Series D Preferred Stock, par value $0.01 (the “Series D Preferred Stock”) to certain individual stockholders affiliated with Barstool. 1/1,000th of a share of Series D Preferred Stock is convertible into one share of PENN common stock. The Series D Preferred stockholders are entitled to participate equally and ratably in all dividends and distributions paid to holders of PENN common stock based on the number of shares of PENN common stock into which such Series D Preferred Stock could convert. Series D Preferred Stock is nonvoting stock. The Series D Preferred Stock issued to certain individual stockholders affiliated with Barstool continue to be available for conversion into PENN common stock in tranches over four years as stipulated in the February 2020 stock purchase agreement, with the first and second 20% tranches having been available for conversion into PENN common stock in the first quarter of 2021 and first quarter of 2022, respectively. As of December 31, 2022, 51 shares of the Series D Preferred Stock can be converted into PENN common stock.
During the years ended December 31, 2022 and 2021, the Company acquired an additional 0.3%, and 0.6% of Barstool common stock, par value $0.0001 per share, respectively, which represented a partial settlement of the 1% purchase on a delayed basis as noted above. The acquisitions of the acquired Barstool common stock that occurred during the years ended December 31, 2022 and 2021, were settled through a predetermined number of PENN common stock and Series D Preferred Stock, respectively, as contained within the Amended and Restated Stockholders’ Agreement (see Note 15, “Stockholders’ Equity,” for further information).
As a part of the stock purchase agreement, we entered into a commercial agreement that provides us with access to Barstool’s customer list and exclusive advertising on the Barstool platform over the term of the agreement. The initial term of the commercial agreement was ten years and, unless earlier terminated and subject to certain exceptions, would have automatically renewed for three additional ten-year terms (a total of 40 years assuming all renewals were exercised).
As of December 31, 2022 and 2021, we had an amortizing intangible asset pertaining to the customer list of $0.1 million and $0.8 million, respectively. As of December 31, 2022 and 2021, we had a prepaid expense pertaining to the advertising in the amount of $14.2 million and $15.4 million, respectively, of which $13.0 million and $14.2 million was classified as long-term, respectively. The long-term portion of the prepaid advertising expense is included in “Other assets” within our Consolidated Balance Sheets.
As of December 31, 2022 and 2021, our investment in Barstool was $160.9 million and $162.5 million, respectively. We recorded our proportionate share of Barstool’s net income or loss one quarter in arrears.
Prior to acquisition of the remaining Barstool shares (which occurred on February 17, 2023) as described below, the Company determined that Barstool qualified as a VIE. However, the Company determined that it did not qualify as the primary beneficiary of Barstool either at the commencement date of its investment or for subsequent periods, primarily as a result of the Company not having the power to direct the activities of the VIE that most significantly affect Barstool’s economic performance. Therefore, the Company did not consolidate the financial position of Barstool as of December 31, 2022 and 2021, nor the results of operations for the years ended December 31, 2022, 2021, and 2020.
On August 17, 2022, the Company exercised its call rights to bring its ownership of Barstool to 100%. Subsequent to year end, on February 17, 2023, the Company completed the acquisition of all of the outstanding shares of common stock of Barstool not already owned by us for approximately $388 million, excluding transaction expenses, repayment of Barstool indebtedness, and other purchase price adjustments (the “Barstool Acquisition”). We issued 2,442,809 shares of our common stock to certain former stockholders of Barstool for the Barstool Acquisition (see Note 15, “Stockholders’ Equity,” for further information) and utilized approximately $315 million of cash to complete the Barstool Acquisition, inclusive of transaction expenses and repayment of Barstool indebtedness. As of the closing of the Barstool Acquisition, Barstool became an indirect wholly owned subsidiary of PENN. The acquisition of the remaining Barstool shares provides us with a greater ability to execute our organic cross-sell strategy through Barstool’s resources, audience and strong brand recognition. Due to the timing of the acquisition of the remaining 64% interest and its proximity to the date of this report, the preliminary purchase price allocation has not been completed as the Company is currently in the process of determining the purchase price allocation to tangible and identifiable intangible assets acquired and liabilities assumed.
Kansas Joint Venture
As of December 31, 2022 and 2021, our investment in Kansas Entertainment was $81.5 million and $83.8 million, respectively. During the years ended December 31, 2022, 2021 and 2020, the Company received distributions from Kansas Entertainment totaling $33.8 million, $31.8 million and $20.0 million, respectively. The Company deems these distributions to be returns on its investment based on the source of those cash flows from the normal business operations of Kansas Entertainment.
The Company has determined that Kansas Entertainment does not qualify as a VIE. Using the guidance for entities that are not VIEs, the Company determined that it did not have a controlling financial interest in the joint venture, primarily as it did not have the ability to direct the activities of the joint venture that most significantly impacted the joint venture’s economic performance without the input of NASCAR. Therefore, the Company did not consolidate the financial position of Kansas Entertainment as of December 31, 2022 and 2021, nor the results of operations for the years ended December 31, 2022, 2021, and 2020.
The following table provides summarized balance sheet and results of operations information related to Kansas Entertainment and our share of income from unconsolidated affiliates from our investment in Kansas Entertainment:

	December 31,
(in millions)	2022	2021
Current assets	$21.1	$19.1
Long-term assets	$142.4	$145.1
Current liabilities	$15.0	$11.0

	For the year ended December 31,
(in millions)	2022	2021	2020
Revenues	$161.9	$149.5	$104.2
Operating expenses	99.0	88.7	75.5
Operating income	62.9	60.8	28.7
Net income	$62.9	$60.8	$28.7

Net income attributable to PENN Entertainment	$31.5	$30.4	$14.4
Texas and New Jersey Joint Ventures
Sam Houston
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
Prior to the August 1, 2021 acquisition of the remaining 50% interest, the Company determined that our Texas joint venture did not qualify as a VIE. Using the guidance for entities that are not VIEs, the Company determined that it did not have a controlling financial interest in the joint venture, primarily as it did not have the ability to direct the activities of the joint venture that most significantly impacted the joint venture’s economic performance without the input of Sam Houston. Therefore, the Company did not consolidate the financial position of our Texas joint venture as of December 31, 2020, nor the results of operations for the period of January 1, 2021 through July 31, 2021 or for the year ended December 31, 2020.

New Jersey
The Company has a 50% interest in a joint venture with Greenwood, which owns and operates Freehold Raceway, in Freehold, New Jersey. The property features a half-mile standardbred racetrack and a grandstand.
The Company has determined that our New Jersey joint venture does not qualify as a VIE. Using the guidance for entities that are not VIEs, the Company determined that it did not have a controlling financial interest in the joint venture, primarily as it did not have the ability to direct the activities of the joint venture that most significantly impacted the joint venture’s economic performance without the input of Greenwood. Therefore, the Company did not consolidate the financial position of the New Jersey joint venture as of December 31, 2022 and 2021, nor the results of operations for the years ended December 31, 2022, 2021, and 2020.
Note 8—Property and Equipment
Property and equipment, net, consisted of the following:

	December 31,
(in millions)	2022	2021
Property and equipment - Not Subject to Master Leases
Land and improvements	$137.1	$147.6
Building, vessels and improvements	324.6	327.3
Furniture, fixtures and equipment	1,753.6	1,714.8
Leasehold improvements	353.5	292.0
Construction in progress	166.8	70.7
	2,735.6	2,552.4
Less: Accumulated depreciation	(1,708.3)	(1,634.1)
	1,027.3	918.3
Property and equipment - Subject to Master Leases
Land and improvements	1,523.2	1,523.2
Building, vessels and improvements	3,640.0	3,640.0
	5,163.2	5,163.2
Less: Accumulated depreciation	(1,675.0)	(1,499.3)
	3,488.2	3,663.9
Property and equipment, net	$4,515.5	$4,582.2
Depreciation expense was as follows:

	For the year ended December 31,
(in millions)	2022	2021	2020
Depreciation expense (1)	$329.1	$314.3	$336.9
(1)Of such amounts, $175.6 million, $183.4 million, and $156.1 million, respectively, pertained to real estate assets subject to our Master Leases.
Hurricane Laura
In August 2020, Hurricane Laura made landfall in Lake Charles, Louisiana, which caused significant damage to our L’Auberge Lake Charles property. During the year ended December 31, 2021, we wrote off property and equipment with a net book value of $23.2 million, of which $2.1 million and $21.1 million had been included in Property and equipment – Not subject to Master Leases, and Property and equipment – Subject to Master Leases, respectively.
Tropicana
During the year ended December 31, 2020, we recorded $7.3 million of impairment on the property and equipment associated with Tropicana, relating to the operating assets, which is included in “Impairment losses” within our Consolidated Statements of Operations. The charge was the result of an impairment assessment performed after reviewing the projected results of this property over the remaining lease term contained within the Tropicana Lease. There were no impairment charges recorded to property and equipment during the years ended December 31, 2022 and 2021.

Note 9—Goodwill and Other Intangible Assets
A reconciliation of goodwill and accumulated goodwill impairment losses, by reportable segment, is as follows:

(in millions)	Northeast	South	West	Midwest	Interactive	Other	Total
Balance as of January 1, 2021
Goodwill, gross	$914.3	$236.6	$216.8	$1,116.7	$67.8	$87.7	$2,639.9
Accumulated goodwill impairment losses	(761.4)	(61.0)	(16.6)	(556.1)	—	(87.7)	(1,482.8)
Goodwill, net	$152.9	$175.6	$200.2	$560.6	$67.8	$—	$1,157.1
Goodwill acquired during year	9.2	—	—	—	1,699.0	—	1,708.2
Effect of foreign currency exchange rates	—	—	—	—	(42.8)	—	(42.8)
Balance as of December 31, 2021
Goodwill, gross	$923.5	$236.6	$216.8	$1,116.7	$1,724.0	$87.7	$4,305.3
Accumulated goodwill impairment losses	(761.4)	(61.0)	(16.6)	(556.1)	—	(87.7)	(1,482.8)
Goodwill, net	$162.1	$175.6	$200.2	$560.6	$1,724.0	$—	$2,822.5
Effect of foreign currency exchange rates	—	—	—	—	(97.1)	—	(97.1)
Impairment losses during year	(37.4)	—	—	—	—	—	(37.4)
Other (1)	—	—	—	—	1.5	—	1.5
Balance as of December 31, 2022
Goodwill, gross	$923.5	$236.6	$216.8	$1,116.7	$1,628.4	$87.7	$4,209.7
Accumulated goodwill impairment losses	(798.8)	(61.0)	(16.6)	(556.1)	—	(87.7)	(1,520.2)
Goodwill, net	$124.7	$175.6	$200.2	$560.6	$1,628.4	$—	$2,689.5
(1)Amount relates to theScore purchase price measurement period adjustment. See Note 6, “Acquisitions and Dispositions”.
2022 Annual and Interim Assessment for Impairment
During the third quarter of 2022, we identified an indicator of impairment on goodwill and other intangible assets at the Hollywood Casino at Greektown reporting unit as the majority of the hotel was out of service for longer than anticipated during renovations caused by water damage. As a result, we revised the cash flow projections for the reporting unit to be reflective of current operating results and the related economic environment. As a result of the interim assessment for impairment, during the third quarter of 2022, we recognized impairment charges on our goodwill and gaming licenses of $37.4 million and $65.4 million, respectively. The estimated fair value of the reporting unit was determined through a combination of a discounted cash flow model and a market-based approach, which utilized Level 3 inputs. The estimated fair value of the gaming license was determined by using a discounted cash flow model, which utilized Level 3 inputs.
As a result of our 2022 annual assessment for impairment as of October 1, 2022, we recognized a $13.6 million impairment charge on our gaming licenses. The impairment of gaming licenses is specific to Hollywood Casino at PENN National Race Course (“PNRC”) and was largely due to the expansion of gaming legislation in the market and increased supply, particularly from our recent openings of Hollywood Casino York and Hollywood Casino Morgantown, which reduced long-term projections of the property. The estimated fair values of our gaming licenses were determined by using discounted cash flow models, which utilized Level 3 inputs.
The annual assessment for impairment did not result in any impairment charges to goodwill or trademarks. The estimated fair value of reporting units were determined through a combination of discounted cash flow models and market-based approaches, which utilized Level 3 inputs. The estimated fair values of trademarks were determined by using discounted cash flow models, which utilized Level 3 inputs.
The total 2022 goodwill and gaming license impairment charges of $37.4 million and $79.0 million, respectively, pertained to our Northeast segment.

2021 Annual Assessment for Impairment
We completed our annual assessment for impairment as of October 1, 2021, which did not result in any impairment charges to goodwill, gaming licenses or trademarks. The estimated fair value of reporting units were determined through a combination of discounted cash flow models and market-based approaches, which utilized Level 3 inputs. The estimated fair values of our gaming licenses and trademarks were determined by using discounted cash flow models, which utilized Level 3 inputs.
2020 Annual and Interim Assessment for Impairment
During the first quarter of 2020, we identified an indicator of impairment on our goodwill and other intangible assets due to the COVID-19 pandemic. As a result of the COVID-19 pandemic, we revised our cash flow projections to reflect the current economic environment, including the uncertainty surrounding the nature, timing and extent of reopening our gaming properties. As a result of the interim assessment for impairment, during the first quarter of 2020, we recognized impairments on our goodwill, gaming licenses and trademarks of $113.0 million, $437.0 million and $61.5 million, respectively. The estimated fair value of reporting units were determined through a combination of discounted cash flow models and market-based approaches, which utilized Level 3 inputs. The estimated fair values of our gaming licenses and trademarks were determined by using discounted cash flow models, which utilized Level 3 inputs.
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
Upon reopening of our gaming facilities and throughout the fourth quarter of 2020 we undertook various initiatives to mitigate the impact of regulatory restrictions imposed as a result of the COVID-19 pandemic. We completed our annual assessment for impairment as of October 1, 2020, which did not result in any impairment charges to goodwill, gaming licenses or trademarks. The estimated fair value of reporting units were determined through a combination of discounted cash flow models and market-based approaches, which utilized Level 3 inputs. The estimated fair values of our gaming licenses and trademarks were determined by using discounted cash flow models, which utilized Level 3 inputs.
Carrying Values of Goodwill and Other Intangible Assets
As of October 1, 2022, the date of the most recent annual impairment test, seven reporting units had negative carrying amounts. The amount of goodwill at these reporting units was as follows (in millions):

Northeast segment
Hollywood Casino Toledo	$5.8
Plainridge Park Casino	$6.3
South segment
Ameristar Vicksburg	$19.5
Boomtown New Orleans	$5.2
Hollywood Casino Gulf Coast	$2.7
West segment
Cactus Petes and Horseshu	$10.2
Midwest segment
Ameristar Council Bluffs	$36.2

The table below presents the gross carrying amount, accumulated amortization, and net carrying amount of each major class of other intangible assets:

	December 31, 2022			December 31, 2021
(in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Indefinite-lived intangible assets
Gaming licenses	$1,207.6	$—	$1,207.6	$1,285.4	$—	$1,285.4
Trademarks	332.2	—	332.2	338.2	—	338.2
Other	0.7	—	0.7	0.7	—	0.7
Amortizing intangible assets
Customer relationships	114.4	(102.0)	12.4	114.9	(91.4)	23.5
Technology	249.6	(80.4)	169.2	252.7	(40.5)	212.2
Other	27.7	(10.9)	16.8	19.4	(6.8)	12.6
Total other intangible assets, net	$1,932.2	$(193.3)	$1,738.9	$2,011.3	$(138.7)	$1,872.6
Amortization expense related to our amortizing intangible assets was $56.7 million, $19.6 million, and $21.7 million for the years ended December 31, 2022, 2021 and 2020, respectively. The following table presents the estimated amortization expense based on our amortizing intangible assets as of December 31, 2022 (in millions):

Years ending December 31:
2023	$50.5
2024	46.2
2025	30.4
2026	23.7
2027	21.7
Thereafter	25.9
Total	$198.4
Note 10—Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following:

	December 31,
(in millions)	2022	2021
Accrued salaries and wages	$148.6	$155.5
Accrued gaming, pari-mutuel, property, and other taxes	110.2	103.6
Accrued interest	20.8	20.9
Other accrued expenses (1)	321.4	317.5
Other current liabilities (2)	203.7	201.0
Accrued expenses and other current liabilities	$804.7	$798.5
(1)Amounts include the obligation associated with its mychoice program and the current portion of advance payments on goods and services yet to be provided and for unpaid wagers, which are discussed in Note 2, “Significant Accounting Policies.” Additionally, amounts as of December 31, 2022 and 2021 include $51.4 million and $47.6 million, respectively, pertaining to the Company’s accrued progressive jackpot liability.
(2)Amounts as of December 31, 2022 and 2021 include $70.8 million and $82.1 million, respectively, pertaining to the Company’s non-qualified deferred compensation plan that covers management and other highly-compensated employees and include $60.2 million and $52.1 million, respectively, pertaining to the Company’s advance deposits.

Note 11—Long-term Debt
The table below presents long-term debt, net of current maturities, debt discounts and issuance costs:

	December 31,
(in millions)	2022	2021
Senior Secured Credit Facilities:
Amended Revolving Credit Facility due 2027	$—	$—
Amended Term Loan A Facility due 2027	536.2	—
Amended Term Loan B Facility due 2029	995.0	—
Term Loan A Facility due 2023	—	583.8
Term Loan B-1 Facility due 2025	—	979.9
5.625% Notes due 2027	400.0	400.0
4.125% Notes due 2029	400.0	400.0
2.75% Convertible Notes due 2026	330.5	330.5
Other long-term obligations	156.1	146.3
	2,817.8	2,840.5
Less: Current maturities of long-term debt	(56.2)	(99.5)
Less: Debt discounts	(4.6)	(73.1)
Less: Debt issuance costs	(35.7)	(30.6)
	$2,721.3	$2,637.3
The following is a schedule of future minimum repayments of long-term debt as of December 31, 2022 (in millions):

Years ending December 31:
2023	$56.2
2024	47.6
2025	38.2
2026	486.8
2027	837.0
Thereafter	1,352.0
Total minimum payments	$2,817.8
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
On October 15, 2018, in connection with the acquisition of Pinnacle Entertainment, Inc. (“Pinnacle”), the Company entered into an incremental joinder agreement (the “Incremental Joinder”), which amended the Credit Agreement (the “Amended Credit Agreement”). The Incremental Joinder provided for an additional $430.2 million of incremental loans having the same terms as the existing Term Loan A Facility, with the exception of extending the maturity date, and an additional $1.1 billion of loans as a new tranche having new terms (the “Term Loan B-1 Facility”). With the exception of extending the maturity date, the Incremental Joinder did not impact the Revolving Facility.
On April 14, 2020, the Company entered into a second amendment to its Credit Agreement with its various lenders to provide for certain modifications to required financial covenants and interest rates during, and subsequent to, a covenant relief period, which concluded on May 7, 2021.
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
The interest rates per annum applicable to loans under the Amended Credit Facilities are, at the Company’s option, equal to either an adjusted secured overnight financing rate (“Term SOFR”) or a base rate, plus an applicable margin. The applicable margin for each of the Amended Revolving Credit Facility and the Amended Term Loan A Facility was initially 1.75% for Term SOFR loans and 0.75% for base rate loans until the Company provided financial reports for the first full fiscal quarter following closing and, thereafter, ranges from 2.25% to 1.50% per annum for Term SOFR loans and 1.25% to 0.50% per annum for base rate loans, in each case depending on the Company’s total net leverage ratio (as defined within the Second Amended and Restated Credit Agreement). The applicable margin for the Amended Term Loan B Facility is 2.75% per annum for Term SOFR loans and 1.75% per annum for base rate loans. The Amended Term Loan B Facility is subject to a Term SOFR “floor” of 0.50% per annum and a base rate “floor” of 1.50% per annum. In addition, the Company pays a commitment fee on the unused portion of the commitments under the Amended Revolving Credit Facility at a rate that was initially 0.25% per annum, until the Company provided financial reports for the first full fiscal quarter following closing, and thereafter, ranges from 0.35% to 0.20% per annum, depending on the Company’s total net leverage ratio.
The Amended Credit Facilities contain customary covenants that, among other things, restrict, subject to certain exceptions, the ability of the Company and certain of its subsidiaries to grant liens on their assets, incur indebtedness, sell assets, make investments, engage in acquisitions, mergers or consolidations, pay dividends and make other restricted payments and prepay certain indebtedness that is subordinated in right of payment to the obligations under the Amended Credit Facilities. The Amended Credit Facilities contain two financial covenants: a maximum total net leverage ratio (as defined within the Second Amended and Restated Credit Agreement) of 4.50 to 1.00, which is subject to a step up to 5.00 to 1.00 in the case of certain significant acquisitions, and a minimum interest coverage ratio (as defined within the Second Amended and Restated Credit Agreement) of 2.00 to 1.00. The Amended Credit Facilities also contain certain customary affirmative covenants and events of default, including the occurrence of a change of control (as defined in the documents governing the Second Amended and Restated Credit Agreement), termination and certain defaults under the PENN Master Lease and the Pinnacle Master Lease (both of which are defined in Note 12, “Leases”).
In connection with the repayment of the previous Senior Secured Credit Facilities, during the year ended December 31, 2022 the Company recorded a $10.4 million loss on the early extinguishment of debt and additionally recorded $1.3 million in refinancing costs, which is included in “General and administrative” within our Consolidated Statements of Operations. In addition, we recorded $5.0 million of original issue discount related to the Amended Term Loan B Facility which will be amortized to interest expense over the life of the Amended Term Loan B Facility.
As of December 31, 2022, the Company had conditional obligations under letters of credit issued pursuant to the Amended Credit Facilities with face amounts aggregating to $22.5 million resulting in $977.5 million of available borrowing capacity under the Amended Revolving Credit Facility.
As of December 31, 2021, the Company had conditional obligations under letters of credit issued pursuant to the Senior Security Credit Facilities with face amounts aggregating to $26.0 million resulting in $674.0 million of available borrowing capacity under the Revolving Facility.
5.625% Senior Unsecured Notes
On January 19, 2017, the Company completed an offering of $400.0 million aggregate principal amount of 5.625% senior unsecured notes that mature on January 15, 2027 (the “5.625% Notes”) at a price of par. Interest on the 5.625% Notes is payable semi-annually on January 15th and July 15th of each year. The 5.625% Notes are not guaranteed by any of the Company’s subsidiaries except in the event that the Company, in the future, issues certain subsidiary-guaranteed debt securities. The Company may redeem the 5.625% Notes at any time on or after January 15, 2022, at the declining redemption premiums set forth in the indenture governing the 5.625% Notes.
4.125% Senior Unsecured Notes
On July 1, 2021, the Company completed an offering of $400.0 million aggregate principal amount of 4.125% senior unsecured notes that mature on July 1, 2029 (the “4.125% Notes”). The 4.125% Notes were issued at par and interest is payable semi-annually on January 1st and July 1st of each year. The 4.125% Notes are not guaranteed by any of the Company’s subsidiaries except in the event that the Company, in the future, issues certain subsidiary-guaranteed debt securities. The Company may redeem the 4.125% Notes at any time on or after July 1, 2024, at the declining redemption premiums set forth in the indenture governing the 4.125% Notes, and, prior to July 1, 2024, at a “make-whole” redemption premium set forth in the indenture governing the 4.125% Notes.
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
The Convertible Notes are convertible into shares of the Company’s common stock at an initial conversion price of $23.40 per share, or 42.7350 shares, per $1,000 principal amount of notes, subject to adjustment if certain corporate events occur. However, in no event will the conversion exceed 55.5555 shares of common stock per $1,000 principal amount of notes. As of December 31, 2022, the maximum number of shares that could be issued to satisfy the conversion feature of the Convertible Notes is 18,360,815 and the amount by which the Convertible Notes if-converted value exceeded its principal amount was $214.8 million.
Starting in the fourth quarter of 2020 and prior to February 15, 2026, at their election, holders of the Convertible Notes may convert outstanding notes if the trading price of the Company’s common stock exceeds 130% of the initial conversion price or, starting shortly after the issuance of the Convertible Notes, if the trading price per $1,000 principal amount of notes is less than 98% of the product of the trading price of the Company’s common stock and the conversion rate then in effect. The Convertible Notes may, at the Company’s election, be settled in cash, shares of common stock of the Company, or a combination thereof. Beginning November 20, 2023, the Company has the option to redeem the Convertible Notes, in whole or in part.
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
As of December 31, 2022 and 2021, no Convertible Notes have been converted into the Company’s common stock.
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
On January 1, 2022, the Company adopted ASU 2020-06, which resulted in a reclassification of the $88.2 million cash conversion feature related to the Company’s Convertible Notes, from stockholders’ equity to liabilities as under ASU 2020-06, bifurcation for a cash conversion feature is no longer permitted. As a result of the adoption, the Company recognized, as a cumulative effect adjustment, an increase to the January 1, 2022 opening balance of retained earnings of $18.9 million, net of taxes.

The Convertible Notes consisted of the following components:

	December 31,
(in millions)	2022	2021
Liability component:
Principal	$330.5	$330.5
Unamortized debt discount	—	(71.7)
Unamortized debt issuance costs	(6.2)	(5.3)
Net carrying amount	$324.3	$253.5

Carrying amount of equity component	$—	$88.2
Interest expense, net
The table below presents interest expense, net:

	For the year ended December 31,
(in millions)	2022	2021	2020
Interest expense	$760.1	566.9	546.3
Capitalized interest	(1.9)	(4.1)	(2.2)
Interest expense, net	$758.2	$562.8	$544.1
The table below presents interest expense related to the Convertible Notes:

	For the year ended December 31,
(in millions)	2022	2021	2020
Coupon interest	$9.1	$9.1	$5.7
Amortization of debt discount	—	12.7	7.3
Amortization of debt issuance costs	1.7	0.9	0.5
Convertible Notes interest expense	$10.8	$22.7	$13.5
Subsequent to the adoption of ASU 2020-06, the debt issuance costs attributable to the liability component continues to be amortized to interest expense over the term of the Convertible Notes at an effective interest rate of 3.329%. The remaining term of the Convertible Notes was 3.4 years as of December 31, 2022.
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
As of December 31, 2022, the Company was in compliance with all required financial covenants. The Company believes that it will remain in compliance with all of its required financial covenants for at least the next twelve months following the date of filing this Annual Report on Form 10-K with the SEC.
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

Consistent with an obligor’s accounting under a debt instrument, period interest will be accreted using an effective interest rate of 27.0% and until such time that the claims and related obligation is settled. The amount included in interest expense related to this obligation was $27.6 million and $17.9 million for the years ended December 31, 2022 and 2021, respectively.
Ohio Relocation Fees
Other long-term obligations included $27.4 million and $44.5 million as of December 31, 2022 and 2021, respectively, related to the relocation fees for Hollywood Gaming at Dayton Raceway (“Dayton”) and Hollywood Gaming at Mahoning Valley Race Course (“Mahoning Valley”), which opened in August 2014 and September 2014, respectively. The relocation fee for each facility is payable as follows: $7.5 million upon the opening of the facilities and eighteen semi-annual payments of $4.8 million beginning one year after the commencement of operations. This obligation is accreted to interest expense at an effective yield of 5.0%.
Event Center
As of December 31, 2022 and 2021, other long-term obligations included $10.7 million and $11.4 million, respectively, related to the repayment obligation of a hotel and event center located less than a mile away from Hollywood Casino Lawrenceburg, which was constructed by the City of Lawrenceburg Department of Redevelopment. Effective in January 2015, by contractual agreement, we assumed a repayment obligation for the hotel and event center in the amount of $15.3 million, which was financed through a loan with the City of Lawrenceburg Department of Redevelopment, in exchange for conveyance of the property. Beginning in January 2016, the Company was obligated to make annual payments on the loan of $1.0 million for 20 years. This obligation is accreted to interest expense at its effective yield of 3.0%.
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
PENN Master Lease
Pursuant to the triple net master lease with GLPI (the “PENN Master Lease”), which became effective November 1, 2013, the Company leases real estate assets associated with 19 of the gaming facilities used in its operations. The PENN Master Lease has an initial term of 15 years with four subsequent five-year renewal periods on the same terms and conditions, exercisable at the Company’s option. The Company has determined that the lease term is 35 years.
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
As a result of the annual escalator, effective as of November 1, 2022 for the lease year ended October 31, 2022, the fixed component of rent increased by $5.7 million, additional ROU assets and corresponding lease liabilities of $3.6 million were recognized associated with the operating lease components, and additional ROU assets and corresponding lease liabilities of $44.8 million were recognized associated with the finance lease components. As a result of the annual escalator, effective as of November 1, 2021 for the lease year ended October 31, 2021, the fixed component of rent increased by $5.6 million, additional ROU assets and corresponding lease liabilities of $34.2 million were recognized associated with the operating lease components, and additional ROU assets and corresponding lease liabilities of $3.1 million were recognized associated with the finance lease components. We did not incur an annual escalator on November 1, 2020 for the lease year ended October 31,

2020. The next annual escalator test date and the next PENN Percentage Rent reset test date are both scheduled to occur effective November 1, 2023.
Monthly rent associated with Columbus and monthly rent in excess of the Toledo rent floor are variable and considered contingent rent. Expense related to operating lease components associated with Columbus and Toledo are included in “General and administrative” within our Consolidated Statements of Operations and the variable expense related to financing obligations and finance lease components are included in “Interest expense, net” within our Consolidated Statements of Operations. Total monthly variable expenses were as follows:

	For the year ended December 31,
(in millions)	2022	2021	2020
Variable expenses included in “General and administrative”	$1.2	$18.7	$12.9
Variable expenses included in “Interest expense, net”	36.4	17.1	11.8
Total variable expenses	$37.6	$35.8	$24.7
On January 14, 2022, the ninth amendment to the PENN Master Lease between the Company and GLPI became effective. The ninth amendment restates the definition of “Net Revenue” to clarify the inclusion of online-based revenues derived when a patron is physically present at a leased property, establishes a “floor” with respect to the PNRC Net Revenue amount used in the calculation of the annual rent escalator and PENN Percentage Rent, and modifies the rent calculations upon a lease termination event as defined in the amendment. The lease term and the four five-year optional renewal periods, which if exercised would extend the PENN Master Lease through October 31, 2048, were not modified in the ninth amendment.
We concluded the ninth amendment constituted a modification event under ASC 842, which required us to reassess the classifications of the lease components and remeasure the associated lease liabilities. As a result of our reassessment of the lease classifications, (i) the land components of substantially all of the PENN Master Lease properties, which were previously classified as operating leases, are now primarily classified as finance leases, and (ii) the land and building components associated with the operations of Dayton and Mahoning Valley, which were previously classified as finance leases, are now classified as operating leases. As a result of our measurement of the associated lease liabilities, we recognized additional ROU assets and corresponding lease liabilities of $455.4 million. The building components of substantially all of the PENN Master Lease properties continue to be classified as financing obligations.
On October 9, 2022, the Company entered into a binding term sheet (the “Term Sheet”) with GLPI. Pursuant to the Term Sheet, the Company and GLPI agreed to amend and restate the PENN Master Lease (the “Amended and Restated PENN Master Lease”) to (i) remove the land and buildings for Hollywood Casino Aurora (“Aurora”), Hollywood Casino Joliet (“Joliet”), Columbus, Toledo and the M Resort Spa Casino (“M Resort”); (ii) make associated adjustments to the rent after which the initial rent in the Amended and Restated PENN Master Lease will be $284.1 million, consisting of $208.2 million of Building Base Rent, $43.0 million of Land Base Rent and $32.9 million of Percentage Rent (as such terms are defined in the Amended and Restated PENN Master Lease); and (iii) terminate the existing leases associated with Hollywood Casino at The Meadows (“Meadows”) and Perryville. Subsequent to year end, the Amended and Restated PENN Master Lease was executed on February 21, 2023 with an effective date of January 1, 2023.
We concluded the Amended and Restated PENN Master Lease constitutes a modification event under ASC 842 and are currently reassessing, remeasuring, and quantifying the impact of the modification to the Consolidated Financial Statements, which may be material. The modification event is expected to result in (i) a non-cash debt extinguishment charge recorded to our Consolidated Statements of Operations and corresponding change in our financing obligations on our Consolidated Balance Sheets; and (ii) a revaluation of our ROU assets and corresponding lease liabilities on our Consolidated Balance Sheets.
2023 Master Lease
As part of the Term Sheet and concurrent with the execution of the Amended and Restated PENN Master Lease described above, the Company and GLPI agreed to enter into a new master lease (the “2023 Master Lease”), effective January 1, 2023, specific to the properties associated with Aurora, Joliet, Columbus, Toledo, M Resort, Meadows, and Perryville, and a master development agreement (the “Master Development Agreement”). The 2023 Master Lease has an initial term through October 31, 2033 with three subsequent five-year renewal periods on the same terms and conditions, exercisable at the Company’s option. The 2023 Master Lease will be cross-defaulted, cross-collateralized, and coterminous with the Amended and Restated PENN Master Lease, and subject to a parent guarantee. We are currently assessing, measuring, and quantifying the impact of the 2023 Master Lease to the Consolidated Financial Statements, which may be material.

The 2023 Master Lease includes a base rent (the “2023 Master Lease Base Rent”) equal to $232.2 million and the Master Development Agreement contains additional rent (together with the 2023 Master Lease Base Rent, the “2023 Master Lease Rent”) equal to (i) 7.75% of any project funding received by PENN from GLPI for an anticipated relocation of PENN’s riverboat casino and related developments with respect to Aurora (the “Aurora Project”) and (ii) a percentage based on the then-current GLPI stock price, of any project funding received by PENN from GLPI for certain anticipated development projects with respect to Joliet, Columbus and M Resort (the “Other Development Projects”). The Master Development Agreement provides that GLPI will fund, upon PENN’s request, up to $225 million for the Aurora Project and up to $350 million in the aggregate for the Other Development Projects, in accordance with certain terms and conditions set forth in the Master Development Agreement. These funding obligations of GLPI expire on January 1, 2026. The 2023 Master Lease Rent will be subject to a one-time increase of $1.4 million, effective the fifth anniversary of the effective date. The 2023 Master Lease Rent will be further subject to a fixed escalator of 1.5% on November 1, 2023 and annually thereafter. The Master Development Agreement provides that PENN may elect not to proceed with a development project prior to GLPI’s commencement of any equity or debt offering or credit facility draw intended to fund such project or after such time in certain instances, provided that GLPI will be reimbursed for all costs and expenses incurred in connection with such discontinued project. The Aurora Project and the Other Development Projects are all subject to necessary regulatory and other government approvals.
Pinnacle Master Lease
In connection with the acquisition of Pinnacle on October 15, 2018, we assumed a triple net master lease with GLPI (the “Pinnacle Master Lease”), originally effective April 28, 2016, pursuant to which the Company leases real estate assets associated with 12 of the gaming facilities used in its operations. Upon assumption of the Pinnacle Master Lease, as amended, there were 7.5 years remaining of the initial ten-year term, with five subsequent, five-year renewal periods, on the same terms and conditions, exercisable at the Company’s option. The Company has determined that the lease term is 32.5 years.
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
As a result of the annual escalator, effective as of May 1, 2022, for the lease year ended April 30, 2022, the fixed component of rent increased by $4.6 million, and additional ROU assets and corresponding lease liabilities of $33.2 million were recognized associated with the finance lease components. As a result of the annual escalator, effective as of May 1, 2021, for the lease year ended April 30, 2021, the fixed component of rent increased by $4.5 million, and additional ROU assets and corresponding lease liabilities of $17.2 million were recognized associated with the operating lease components. We did not incur an annual escalator on May 1, 2020 for the lease year ended April 30, 2020. The next annual escalator test date is scheduled to occur on May 1, 2023.
The May 1, 2022 Pinnacle Percentage Rent reset resulted in an annual rent increase of $1.9 million, which will be in effect until the next Pinnacle Percentage Rent reset, scheduled to occur on May 1, 2024. Upon reset of the Pinnacle Percentage Rent, effective May 1, 2022, we recognized additional finance lease ROU assets and corresponding lease liabilities of $26.1 million. Effective May 1, 2020, the Pinnacle Percentage Rent resulted in an annual rent reduction of $5.0 million, and we recognized additional operating lease ROU assets and corresponding lease liabilities of $14.9 million.
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

Morgantown Lease
On October 1, 2020, the Company entered into a triple net lease with a subsidiary of GLPI for the land underlying our property in Morgantown, Pennsylvania (“Morgantown Lease”) in exchange for $30.0 million in rent credits to be utilized to pay rent under the Master Leases, Meadows Lease, and the Morgantown Lease, as discussed in Note 6, “Acquisitions and Dispositions.”
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
In conjunction with entering into the 2023 Master Lease as described above, the Perryville Lease was terminated effective January 1, 2023.
Operating Leases
In addition to the operating lease components contained within the Master Leases, the Company’s operating leases consist mainly of (i) individual triple net leases with GLPI for the real estate assets used in the operations of Tropicana (the “Tropicana Lease”), which was terminated on September 26, 2022, and Meadows (the “Meadows Lease”), (ii) individual triple net leases with VICI for the real estate assets used in the operations of Margaritaville Resort Casino (the “Margaritaville Lease”) and Hollywood Casino at Greektown (the “Greektown Lease” and collectively with the Master Leases operating lease components, the Meadows Lease, the Margaritaville Lease and the Tropicana Lease, the “Triple Net Operating Leases”), (iii) ground and levee leases to landlords which were not assumed by our REIT Landlords and remain an obligation of the Company, and (iv) building and equipment not subject to the Master Leases. Certain of our lease agreements include rental payments based on a percentage of sales over specified contractual amounts, rental payments adjusted periodically for inflation, and rental payments based on usage. The Company’s leases include options to extend the lease terms. The Company’s operating lease agreements do not contain any material residual value guarantees or material restrictive covenants.
Tropicana Lease
Prior to the closing of the sale of PENN’s outstanding equity interest in Tropicana on September 26, 2022, the Company leased the real estate assets used in the operations of Tropicana for nominal cash rent. The term of the Tropicana Lease was for two years (subject to three one-year extensions at GLPI’s option) or until the real estate assets and the operations of the Tropicana were sold. Upon execution of the Tropicana Lease, we recorded an operating lease ROU asset of $61.6 million, which was included in “Lease right-of-use assets” within the Consolidated Balance Sheets. See Note 6, “Acquisitions and Dispositions” for further details on the sale of PENN’s outstanding equity interest in Tropicana.

Meadows Lease
In connection with the acquisition of Pinnacle, we assumed the Meadows Lease, originally effective September 9, 2016. Upon assumption of the Meadows Lease, there were eight years remaining of the initial ten-year term, with three subsequent, five-year renewal options followed by one four-year renewal option on the same terms and conditions, exercisable at the Company’s option. The payment structure under the Meadows Lease includes a fixed component (“Meadows Base Rent”), which is subject to an annual escalator of up to 5% for the initial term or until the lease year in which Meadows Base Rent plus Meadows Percentage Rent (as defined below) is a total of $31.0 million, subject to certain adjustments, and up to 2% thereafter, subject to an Adjusted Revenue to Rent Ratio (as defined in the Meadows Lease) of 2.0:1. The “Meadows Percentage Rent” is based on performance, which is prospectively adjusted for the next two-year period equal to 4.0% of the average annual net revenues of the property during the trailing two-year period.
We did not incur an annual escalator on October 1, 2022, 2021 or 2020, for the lease years ended September 30, 2022, 2021 and 2020, respectively.
Effective October 1, 2022 and 2020, the Meadows Percentage Rent resulted in an annual rent reduction of $0.9 million and $2.1 million, respectively. Upon reset of the Meadows Percentage Rent, effective October 1, 2022 and 2020, we recognized an additional operating lease ROU asset and corresponding lease liability of $15.4 million and $17.1 million, respectively.
On January 14, 2022, the second amendment to the Meadows Lease between the Company and GLPI became effective. The second amendment restates the definition of “Net Revenue” to clarify the inclusion of online-based revenues derived when a patron is physically present at the facility. This amendment did not result in a modification event under ASC 842.
In conjunction with entering into the 2023 Master Lease as described above, the Meadows Lease was terminated effective January 1, 2023.
Margaritaville Lease
The Margaritaville Lease has an initial term of 15 years, with four subsequent five-year renewal options on the same terms and conditions, exercisable at the Company’s option. The payment structure under the Margaritaville Lease includes a fixed component, a portion that is subject to an annual escalator of up to 2% depending on a minimum coverage floor ratio of Net Revenue to Rent of 6.1:1, and a component that is based on performance, which is prospectively adjusted every two years by an amount equal to 4% of the average change in net revenues of the property compared to a contractual baseline during the preceding two years (“Margaritaville Percentage Rent”).
Subsequent to year end, on February 1, 2023, the Margaritaville Lease annual escalator test resulted in an annual rent increase of $0.4 million and the recognition of an additional operating lease ROU asset and corresponding lease liability of $2.8 million. On February 1, 2022, the Margaritaville Lease annual escalator test resulted in an annual rent increase of $0.4 million and the recognition of an additional operating lease ROU asset and corresponding lease liability of $2.9 million. We did not incur an annual escalator for the lease year ended January 31, 2021. On February 1, 2020, the annual escalator test resulted in an annual rent increase of $0.3 million and the recognition of an additional operating lease ROU asset and corresponding lease liability of $3.1 million.
Subsequent to year end, on February 1, 2023, the Margaritaville Percentage Rent reset resulted in an annual rent increase of $2.3 million which will be in effect until the next Margaritaville Percentage Rent reset, scheduled to occur on February 1, 2025. Upon reset of the Margaritaville Percentage Rent, effective February 1, 2023, we recognized an additional operating lease ROU asset and corresponding lease liability of $9.8 million. On February 1, 2021, the Margaritaville Percentage Rent reset resulted in an annual rent reduction of $0.1 million which was in effect until the February 1, 2023 Margaritaville Percentage Rent reset. Upon reset of the Margaritaville Percentage Rent, effective February 1, 2021, we recognized an additional operating lease ROU asset and corresponding lease liability of $5.5 million.
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

In May 2020, the lease was amended to remove the escalator for the lease years ending May 31, 2022 and 2021 and to provide for a Net Revenue to Rent coverage floor to be mutually agreed upon prior to the commencement of the fourth lease year (June 1, 2022). In April 2022, the lease was further amended to provide for a Net Revenue to Rent coverage floor to be mutually agreed upon prior to the commencement of the fifth lease year (June 1, 2023). We did not incur an annual escalator on June 1, 2020 for the lease year ended May 31, 2020.
On June 1, 2021, the Greektown Percentage Rent reset resulted in an annual rent reduction of $4.2 million, which will be in effect until the next Greektown Percentage Rent reset, scheduled to occur on June 1, 2023. Upon reset of the Greektown Percentage Rent, effective June 1, 2021, we recognized an additional operating lease ROU asset and corresponding lease liability of $4.1 million.
Information related to lease term and discount rate was as follows:

	December 31,
	2022	2021
Weighted-Average Remaining Lease Term
Operating leases	19.1 years	25.7 years
Finance leases	26.7 years	24.3 years
Financing obligations	27.5 years	28.5 years

Weighted-Average Discount Rate
Operating leases	5.8%	6.7%
Finance leases	5.2%	6.4%
Financing obligations	7.7%	8.1%
The components of lease expense were as follows:

	Location on Consolidated Statements of Operations	For the year ended December 31,
(in millions)		2022	2021	2020
Operating Lease Costs
Rent expense associated with triple net operating leases (1)	General and administrative	$149.6	$454.4	$419.8
Operating lease cost (2)	Primarily General and administrative	19.7	16.6	15.8
Short-term lease cost	Primarily Gaming expense	74.6	64.9	37.7
Variable lease cost (2)	Primarily Gaming expense	4.3	4.3	2.5
Total		$248.2	$540.2	$475.8

Finance Lease Costs
Interest on lease liabilities (3)	Interest expense, net	$258.4	$17.2	$15.2
Amortization of ROU assets (3)	Depreciation and amortization	181.6	10.6	8.0
Total		$440.0	$27.8	$23.2

Financing Obligation Costs
Interest expense (4)	Interest expense, net	$347.0	$416.9	$403.1
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

Subsequent to the Lease Modification, the finance lease components contained within the Master Leases primarily consist of the land, inclusive of the variable expense associated with Columbus and Toledo.
(4)Pertains to the components contained within the Master Leases (primarily buildings) and the Morgantown Lease determined to be a financing obligation, inclusive of the variable expense associated with Columbus and Toledo for the finance lease components (the buildings).
Supplemental cash flow information related to leases was as follows:

	For the year ended December 31,
(in millions)	2022	2021	2020
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from finance leases	$258.4	$17.2	$15.2
Operating cash flows from operating leases	$163.2	$428.3	$426.7
Financing cash flows from finance leases	$110.5	$8.5	$6.3
Total payments made under the Triple Net Leases were as follows:

	For the year ended December 31,
(in millions)	2022	2021	2020
PENN Master Lease (1)	$480.3	$475.7	$457.9
Pinnacle Master Lease (1)	334.1	328.3	326.9
Perryville Lease	7.8	3.9	—
Meadows Lease (1)	24.6	24.9	26.4
Margaritaville Lease	23.8	23.5	23.5
Greektown Lease	51.3	53.1	55.6
Morgantown Lease (1)	3.1	3.0	0.8
Total (2)	$925.0	$912.4	$891.1
(1)During the twelve months ended December 31, 2020, we utilized rent credits to pay $190.7 million, $135.5 million, $11.0 million, and $0.3 million of rent under the PENN Master Lease, Pinnacle Master Lease, Meadows Lease and Morgantown Lease, respectively.
(2)Cash rent payable under the Tropicana Lease was nominal prior to the lease termination on September 26, 2022. Therefore, it has been excluded from the table above.
The following is a maturity analysis of our operating leases, finance leases, and financing obligations as of December 31, 2022:

(in millions)	Operating Leases	Finance Leases	Financing Obligations
Years ending December 31:
2023	$133.7	$378.5	$369.8
2024	126.2	354.7	355.3
2025	116.9	350.2	355.4
2026	112.5	350.2	355.4
2027	99.5	350.2	355.4
Thereafter	1,245.6	7,592.7	7,930.3
Total lease payments	1,834.4	9,376.5	9,721.6
Less: Imputed interest	(787.3)	(4,326.3)	(5,687.5)
Present value of future lease payments	1,047.1	5,050.2	4,034.1
Less: Current portion of lease obligations	(77.8)	(116.5)	(63.4)
Long-term portion of lease obligations	$969.3	$4,933.7	$3,970.7
Lessor
The Company leases its hotel rooms to patrons and records the corresponding lessor revenue in “Food, beverage, hotel and other revenues” within our Consolidated Statements of Operations. For the years ended December 31, 2022, 2021, and 2020, the Company recognized $262.0 million, $231.1 million, and $146.8 million of lessor revenues related to the rental of hotel rooms, respectively. Hotel leasing arrangements vary in duration, but are short-term in nature. The cost and accumulated depreciation of property and equipment associated with hotel rooms is included in “Property and equipment, net” within our Consolidated Balance Sheets.
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
Location Share Agreements
Prairie State Gaming (“PSG”) enters into location share agreements with bar and retail establishments in Illinois. These agreements are contracts which allow PSG to place VGTs in the bar or retail establishment in exchange for a percentage of the variable revenue generated by the VGTs. PSG holds the gaming license with the state of Illinois and the location share percentage is determined by the state of Illinois. For the years ended December 31, 2022, 2021, and 2020, the total location share payments made by PSG, which are recorded within our Consolidated Statements of Operations as gaming expenses, were $43.6 million, $43.3 million, and $20.2 million, respectively.
Purchase Obligations
The Company has obligations to purchase various goods and services totaling $405.6 million as of December 31, 2022, of which $126.2 million will be incurred in 2023. Purchase obligations totaled $255.2 million as of December 31, 2021. The increase over the prior year is primarily due to additional contractual obligations related to theScore.
Capital Expenditure Commitments
Pursuant to each of our Triple Net Leases, with the exception of our Morgantown Lease (which is a land lease we entered into on October 1, 2020 with GLPI as discussed in Note 12, “Leases”), we are obligated to spend a minimum of 1% of annual net revenues, in the aggregate under each lease, on the maintenance of such facilities.
Employee Benefit Plans
The Company maintains a qualified retirement plan under the provisions of Section 401(k) of the Internal Revenue Code of 1986, as amended, which covers all eligible employees (the “PENN 401(k) Plan”). The PENN 401(k) Plan enables participating employees to defer a portion of their salary in a retirement fund to be administered by the Company. The Company makes a discretionary match contribution, where applicable, of 50% of employees’ elective salary deferrals, up to a maximum of 6% of eligible employee compensation. The matching contributions to the PENN 401(k) Plan for the years ended December 31, 2022, 2021 and 2020 were $12.1 million, $10.2 million, and $6.0 million, respectively.
We maintain a non-qualified deferred compensation plan (the “EDC Plan”) that covers most management and other highly-compensated employees. The EDC Plan was effective beginning March 1, 2001. The EDC Plan allows the participants to defer, on a pre-tax basis, a portion of their base annual salary and/or their annual bonus and earn tax-deferred earnings on these deferrals. The EDC Plan also provides for matching Company contributions that vest over a five-year period. The Company has established a trust, and transfers to the trust, on a periodic basis, an amount necessary to provide for its respective future liabilities with respect to participant deferral and Company contribution amounts. The Company’s matching contributions for the EDC Plan for the years ended December 31, 2022, 2021 and 2020 were $4.6 million, $3.3 million, and $2.6 million, respectively. Our deferred compensation liability, which is included in “Accrued expenses and other current liabilities” within the Consolidated Balance Sheets, was $70.8 million and $82.1 million as of December 31, 2022 and 2021, respectively.
As part of our initiative to reduce our cost structure while our properties were temporarily closed due to the COVID-19 pandemic, we suspended our matching contributions to the PENN 401(k) Plan and the EDC Plan from April 1, 2020 to September 30, 2020.

Labor Agreements
We are required to have agreements with the horsemen at the majority of our racetracks to conduct our live racing and/or simulcasting activities. In addition, in order to operate gaming machines and table games in West Virginia, the Company must maintain agreements with each of the Charles Town horsemen, pari-mutuel clerks and breeders. As of December 31, 2022, we had 35 collective bargaining agreements covering approximately 3,873 active employees. Eight collective bargaining agreements are scheduled to expire in 2023.
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

The components of the Company’s deferred tax assets and liabilities were as follows:

	December 31,
(in millions)	2022	2021
Deferred tax assets:
Stock-based compensation expense	$8.1	$10.6
Accrued expenses	86.1	86.2
Financing and operating leasing obligations	2,619.3	2,351.3
Unrecognized tax benefits	9.8	8.9
Investments in and advances to unconsolidated affiliates	13.0	—
Discount on convertible notes	0.4	—
Net operating losses, interest limitation and tax credit carryforwards	112.7	115.7
Gross deferred tax assets	2,849.4	2,572.7
Less: Valuation allowance	(31.2)	(124.3)
Net deferred tax assets	2,818.2	2,448.4
Deferred tax liabilities:
Property and equipment, not subject to the Master Leases	(99.1)	(65.6)
Property and equipment, subject to the Master Leases	(925.0)	(992.9)
Investments in and advances to unconsolidated affiliates	—	(6.8)
Discount on convertible notes	—	(18.1)
Intangible assets	(263.7)	(284.8)
Lease right of use assets	(1,564.3)	(1,269.3)
Net deferred tax liabilities	(2,852.1)	(2,637.5)
Long-term deferred tax liabilities, net	$(33.9)	$(189.1)
The realizability of the net deferred tax assets is evaluated quarterly by assessing the need for a valuation allowance and by adjusting the amount of the allowance, if necessary. The Company gives appropriate consideration to all available positive and negative evidence including statutory carryback periods, projected future taxable income, and available tax planning strategies that could be implemented to realize the net deferred tax assets. The evaluation of both positive and negative evidence is a requirement pursuant to ASC 740 in determining if the net deferred tax assets will be realized. ASC 740 suggests that additional scrutiny should be given to deferred taxes of an entity with cumulative pre-tax book losses during the three most recent years and is considered significant negative evidence that is objective and verifiable and therefore, an entity would need sufficient quality and quantity to support a conclusion to overcome.
The Company determined that a valuation allowance was no longer required against its federal, foreign and state deferred tax assets for the portion that is more-likely-than-not to be realized. The most significant evidence that led to the reversal of the valuation allowance during the third quarter of 2022, included (i) achievement and sustained growth in our three-year cumulative pre-tax earnings, (ii) substantial total revenue and earnings growth for the retail operating segment over the last seven quarters and (iii) lack of significant asset impairment charges expected to be indicative of the Company’s retail business operations.
For the three months ended December 31, 2022, there were no material changes to our core business operations that altered our prior interim conclusion to release the valuation allowance against the federal, foreign and state net deferred tax assets for the portion that is more-likely-than-not to be realized. The Company generated three-year cumulative pre-tax income of $67.3 million at December 31, 2022 despite the $118.2 million impairment charges recorded during the year ended December 31, 2022. As such, the Company released $113.4 million of its total valuation allowance for the year ended December 31, 2022, due to the positive evidence outweighing the negative evidence thereby allowing the Company to achieve the “more-likely-than-not” realization standard. This reversal is included in “Income tax benefit (expense)” in our Consolidated Statements of Operations. The Company has also maintained a valuation allowance of $31.2 million against its net deferred tax assets primarily related to foreign and state net operating loss carryforwards, excluding net operating losses (“NOLs”) that can be realized based on statutory carryback periods and the reversal of net deferred taxes related to indefinite‑lived intangibles. The Company intends to continue to maintain a valuation allowance on its net deferred tax assets until there is sufficient objectively verifiable positive evidence to support the realization of all or some portion of these deferred tax assets. In the event the Company determines that the deferred income tax assets would be realized in the future more than their net recorded amount, an adjustment to the valuation allowance would be recorded, which would reduce the provision for income taxes.
As of December 31, 2022, we had federal NOL carryforwards from prior acquisitions of $96.6 million, and various state NOL carryforwards, the majority of which will expire in periods through 2035. Following theScore acquisition, the Company has the following NOL carryforwards, (i) indefinite gross U.S. federal NOL of $17.9 million, (ii) foreign NOL of $102.1 million that will expire through 2042 and (iii) state NOLs of $24 million that will expire through 2042. The tax benefit associated with these acquired NOLs is $3.8 million, $26.8 million, and $0.2 million respectively, against which a valuation allowance was recorded of $0.2 million for U.S. federal and state NOLs that will not be recognized. All acquired tax attributes are subject to limitations under the Internal Revenue Code and underlying Treasury Regulations.
In general, the Company has not recognized any U.S. tax expense on undistributed foreign earnings, as we intend to reinvest and expand into new markets outside the U.S. for the foreseeable future. If our intent changes or if these earnings are needed for our U.S. operations, we would be required to accrue and pay U.S. taxes on a portion or all these undistributed earnings. It is not practicable to estimate the amount of deferred tax liability related to investments in these foreign subsidiaries. The undistributed foreign earnings were immaterial at December 31, 2022.

For state income tax reporting, as of December 31, 2022, the Company had gross state NOL carryforwards aggregating $1.2 billion available to reduce future state income taxes, primarily for the Commonwealth of Pennsylvania, Colorado, Illinois, Iowa, Louisiana, Maryland, Michigan, Missouri, New Mexico, and localities within Ohio and Michigan. The tax benefit associated with these NOL carryforwards was $56.4 million. Due to statutorily limited NOL carryforwards and the level of earnings projections in the respective jurisdictions, a valuation allowance of $9.0 million has been recorded. If not used, the majority of the carryforwards will expire at various dates from December 31, 2022 through December 31, 2041 with the remaining being carried forward indefinitely.

The domestic and foreign components of income (loss) before income taxes for the years ended December 31, 2022, 2021, and 2020 were as follows:

	For the year ended December 31,
(in millions)	2022	2021	2020
Domestic	$295.3	$606.0	$(834.0)
Foreign	(120.0)	(66.9)	(0.2)
Total	$175.3	$539.1	$(834.2)

The components of income tax benefit (expense) for the years ended December 31, 2022, 2021, and 2020 were as follows:

	For the year ended December 31,
(in millions)	2022	2021	2020
Current tax benefit (expense)
Federal	$(89.0)	$(100.0)	$47.0
State	(15.3)	(23.1)	0.2
Foreign	—	—	(0.4)
Total current	(104.3)	(123.1)	46.8
Deferred tax benefit (expense)
Federal	33.7	(11.9)	103.6
State	78.5	13.3	14.7
Foreign	38.5	3.1	—
Total deferred	150.7	4.5	118.3
Total income tax benefit (expense)	$46.4	$(118.6)	$165.1
The following table reconciles the statutory federal income tax rate to the actual effective income tax rate, and related amounts of income tax benefit (expense), for the years ended December 31, 2022, 2021, and 2020:

	For the year ended December 31,
	2022	2021	2020
(in millions, except tax rates)	Amount	Amount	Amount
Amount of pre-tax income
Federal statutory rate	$(36.8)	$(113.2)	$175.2
State and local income taxes, net of federal benefits	(5.2)	(7.7)	12.1
Tax law change	(10.8)	—	—
Nondeductible expenses	(7.8)	(13.3)	(2.6)
Goodwill impairment losses	—	—	(19.0)
Compensation	(6.2)	6.5	20.5
Foreign	0.9	0.9	(0.4)
Valuation allowance	113.4	(5.9)	(32.7)
Tax credits	4.6	5.8	10.0
Equity investment write-off	—	11.3	—
Other	(5.7)	(3.0)	2.0
Income tax benefit (expense)	$46.4	$(118.6)	$165.1
Effective Tax Rate	(26.5)%	22.0%	19.8%

A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows:

(in millions)	Unrecognized tax benefits
Unrecognized tax benefits as of January 1, 2020	$36.0
Additions based on prior year positions	1.2
Decreases due to settlements and/or reduction in reserves	(0.9)
Unrecognized tax benefits as of December 31, 2020	36.3
Additions based on prior year positions	3.8
Decreases due to settlements and/or reduction in reserves	(0.1)
Unrecognized tax benefits as of December 31, 2021	40.0
Additions based on prior year positions	2.9
Decreases due to settlements and/or reduction in reserves	(0.2)
Unrecognized tax benefits as of December 31, 2022	$42.7
During the year ended December 31, 2022, we did not record any new tax reserves, and accrued interest or penalties related to current year uncertain tax positions. Regarding prior year tax positions, we recorded $3.7 million of tax reserves and accrued interest and reversed $0.2 million of previously recorded tax reserves and accrued interest for uncertain tax positions. As of December 31, 2022 and 2021, unrecognized tax benefits, inclusive of accruals for income tax related penalties and interest, of $46.0 million and $42.3 million, respectively, were included in “Other long-term liabilities” within the Company’s Consolidated Balance Sheets. Overall, the Company recorded a net tax expense of $3.3 million in connection with its uncertain tax positions for the year ended December 31, 2022.

The liability for unrecognized tax benefits as of December 31, 2022 and 2021 included $36.3 million and $33.4 million, respectively, of tax positions that, if reversed, would affect the effective tax rate. During the years ended December 31, 2022, 2021 and 2020, we recognized $0.6 million, $0.7 million and $0.5 million, respectively, of interest and penalties, net of deferred taxes. In addition, the Company had no reductions in previously accrued interest and penalties for the years ended December 31, 2022 and 2021. We classify any income tax related penalties and interest accrued related to unrecognized tax benefits in “Income tax benefit (expense)” within the Consolidated Statements of Operations.

The Company is currently in various stages of the examination process in connection with its open audits. Generally, it is difficult to determine when these examinations will be closed, but the Company reasonably expects that its ASC 740 liabilities will not significantly change over the next twelve months. As of December 31, 2022, the Company has open tax years 2019 through 2021 that could be subject to examination for U.S. federal income taxes. In addition, we are subject to state and local income tax examinations for various tax years in the taxing jurisdictions in which we operate. Such audits could result in increased tax liabilities, interest and penalties. While the Company believes its tax positions are appropriate, we cannot assure the outcome will remain consistent with our expectation. The Company believes we have adequately reserved for potential audit exposures of uncertain tax positions. In the event the final outcome of these matters is different than the amounts recorded, such differences will impact our income tax provision in the period in which the determination is made. As of December 31, 2022 and 2021, prepaid income taxes of $15.2 million and $42.5 million, respectively, were included in “Prepaid expenses” within the Company’s Consolidated Balance Sheets.
Tax Legislation
The Pennsylvania House Bill 1342. On July 8, 2022, the Bill was signed into law that reduces the corporate income tax rate over the next nine years from the current rate of 9.99% to 4.99% by 2031. The Company assessed the impact of the law change and recorded an additional income tax expense of $10.0 million in its Consolidated Statements of Operations for the period ended December 31, 2022.
Inflation Reduction Act. On August 16, 2022, The Inflation Reduction Act of 2022 (“IRA”) was signed into law. The IRA contains several provisions including a 15% corporate alternative minimum tax (“CAMT”) for certain large corporations that have at least an average of $1.0 billion adjusted financial statement income over a three-year period effective for tax years beginning after December 31, 2022. A CAMT credit would also be allowed to offset regular federal tax in future years. The IRA also includes a 1% excise tax on corporate stock repurchases after January 1, 2023. Although the Company is assessing the impact of the law change and waiting on further guidance from the Department of Treasury, the Company does not believe that these new provisions will have a material impact on its Consolidated Financial Statements.

Note 15—Stockholders’ Equity
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
On October 19, 2021, as part of the acquisition of theScore, the Company issued 12,319,340 shares of common stock and authorized and issued 697,539 Exchangeable Shares for approximately $1.0 billion, each with a par value of $0.01, as discussed in Note 6, “Acquisitions and Dispositions.” As of December 31, 2022 and 2021, there were 620,019 and 653,059 Exchangeable Shares outstanding, respectively.
Subsequent to year end, on February 17, 2023, as part of the Barstool Acquisition as discussed in Note 7, “Investments in and Advances to Unconsolidated Affiliates,” the Company issued 2,442,809 shares of common stock to certain former stockholders of Barstool (the “Share Consideration”). The issuance of the Share Consideration was exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(a)(2) thereof, because such issuance did not involve a public offering. The Share Consideration is subject to transfer restrictions providing that the former Barstool stockholders (i) may not transfer any of their Share Consideration for one year following the closing of the Barstool Acquisition, (ii) may transfer up to one-third of their Share Consideration after the first anniversary of the closing of the Barstool Acquisition, and (iii) may transfer their remaining Share Consideration after the second anniversary of the closing of the Barstool Acquisition, in each case subject to compliance with applicable securities laws.
In February 2020, the Company issued 883 shares of Series D Preferred Stock, par value $0.01 per share, to certain individual stockholders affiliated with Barstool as discussed in Note 7, “Investments in and Advances to Unconsolidated Affiliates.”
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
As of December 31, 2022 and 2021, there were 5,000 shares authorized of Series D Preferred Stock of which 581 shares and 775 shares were outstanding, respectively.
The Company previously issued two series of preferred stock, Series B and Series C, each with a par value of $0.01 per share. As of both December 31, 2022 and 2021, there were 1,000,000 and 18,500 shares authorized of our Series B and Series C preferred stock, respectively. There were no shares outstanding of either Series B or Series C preferred stock as of both December 31, 2022 and 2021.

Share Repurchase Authorizations
On February 1, 2022, the Board of Directors of PENN authorized a $750 million share repurchase program, which expires on January 31, 2025 (the “February 2022 Authorization”).
On December 6, 2022, a second share repurchase program was authorized for an additional $750 million (the “December 2022 Authorization”). The December 2022 Authorization expires on December 31, 2025.
The Company plans to utilize the remaining capacity under the February 2022 Authorization prior to effecting any repurchases under the December 2022 Authorization. Repurchases by the Company will be subject to available liquidity, general market and economic conditions, alternate uses for the capital and other factors. Share repurchases may be made from time to time through a 10b5-1 trading plan, open market transactions, block trades or in private transactions in accordance with applicable securities laws and regulations and other legal requirements. There is no minimum number of shares that the Company is required to repurchase and the repurchase authorization may be suspended or discontinued at any time without prior notice.
During the year ended December 31, 2022, the Company repurchased 17,561,288 shares of its common stock in open market transactions for $601.1 million at an average price of $34.23 per share under the February 2022 Authorization. The cost of all repurchased shares is recorded as “Treasury stock” in the Consolidated Balance Sheets.
Subsequent to the year ended December 31, 2022, the Company repurchased 1,065,688 shares of its common stock at an average price of $31.41 per share for an aggregate amount of $33.5 million. As of February 23, 2023, the remaining availability under our February 2022 Authorization and our December 2022 Authorization was $115.8 million and $750 million, respectively.
Other
In the second quarter of 2021, the Company entered into two promissory notes with shareholders for a total of $9.0 million. The promissory notes are unsecured and bear interest of 2.25%. As of December 31, 2022 and 2021, the receivable is recorded as a reduction of equity within “Additional paid-in capital” in our Consolidated Balance Sheets. The promissory notes were settled subsequent to year end in connection with the acquisition of Barstool on February 17, 2023, as described in Note 7, “Investments in and Advances to Unconsolidated Affiliates”.
Note 16—Stock-Based Compensation
2022 Long Term Incentive Compensation Plan
On June 7, 2022, the Company’s shareholders, upon the recommendation of the Company’s Board of Directors, approved the Company’s 2022 Long Term Incentive Compensation Plan (the “2022 Plan”) to replace our 2018 Plan (as defined below). The 2022 Plan authorizes the Company to issue stock options (incentive and/or non-qualified), stock appreciation rights (“SARs”), restricted stock (shares and/or units), performance awards (shares and/or units), and cash awards to executive officers, non-employee directors, other employees, consultants, and advisors of the Company and its subsidiaries. Non-employee directors and consultants are eligible to receive all such awards, other than incentive stock options. Pursuant to the 2022 Plan, 6,870,000 shares of the Company’s common stock are reserved for issuance, plus any shares of common stock subject to outstanding awards under both the 2018 Plan and theScore Plan (as defined below) as of June 7, 2022 and outstanding awards that are forfeited or settled for cash under each of the prior plans. For purposes of determining the number of shares available for issuance under the 2022 Plan, stock options, restricted stock and all other equity settled awards count against the 6,870,000 limit as one share of common stock for each share granted. Any awards that are not settled in shares of common stock are not counted against the share limit. As of December 31, 2022, there are 6,345,906 shares available for future grants under the 2022 Plan.
2018 Long Term Incentive Compensation Plan
The Company’s 2018 Long Term Incentive Compensation Plan, as amended (the “2018 Plan”) authorized it to issue stock options (incentive and/or non-qualified), SARs, restricted stock (shares and/or units), performance awards (shares and/or units), and cash awards to employees and any consultant or advisor to the Company or subsidiary. Non-employee directors were eligible to receive all such awards, other than incentive stock options. Pursuant to the 2018 Plan, 12,700,000 shares of the Company’s common stock were reserved for issuance. For purposes of determining the number of shares available for issuance under the 2018 Plan, stock options and SARs (except cash-settled SARs) counted against the 12,700,000 limit as one share of common stock for each share granted and restricted stock or any other full value stock award are counted as 2.30 shares of common stock for each share granted. Any awards that were not settled in shares of common stock were not counted against the share limit. In connection with the approval of the 2022 Plan, the 2018 Plan remains in place until all of the awards previously granted thereunder have been paid, forfeited or expired. However, the shares which remained available for issuance under the 2018 Plan are no longer available for issuance and all future equity awards will be granted pursuant to the 2022 Plan.
On April 12, 2021, the Board of Directors granted 600,000 restricted stock units and 300,000 restricted stock awards with market-based and service-based vesting conditions (collectively the “Stock Awards”), solely to the Company’s Chief Executive Officer and President pursuant to the 2018 Plan. The Stock Awards are classified as equity with separate tranches and requisite service periods identified for each separately achievable component. As of the grant date, the fair value of the Stock Awards was $48.7 million and was calculated using a Monte Carlo simulation. The fair value of the restricted stock awards was estimated at $19.4 million and segregated into 15 tranches with expense recognition periods ranging from 2.2 to 6.0 years. The fair value of the restricted stock units was estimated at $29.3 million and segregated into four tranches with expense recognition periods ranging from 6.7 to 8.7 years. We recognized $8.6 million and $6.3 million of stock compensation expense for the Stock Awards during the years ended December 31, 2022 and 2021, respectively.
Score Media And Gaming Inc. Second Amended And Restated Stock Option And Restricted Stock Unit Plan (“theScore Plan”)
In connection with the acquisition of theScore on October 19, 2021, the Company registered theScore Plan. theScore Plan authorized the Company to issue non-qualified stock options and restricted stock units to employees and service providers affiliated with theScore prior to the acquisition date. At the date of acquisition, the Company rolled over all outstanding, non-vested and unexercised stock options and non-vested restricted stock units equivalent to 853,904 shares of the Company. Each rollover option and restricted stock unit were subject to substantially the same terms and conditions applicable to the award immediately prior to the acquisition. In connection with the transaction, the vesting provisions of unvested options and restricted stock unit, awarded under the theScore Plan prior to August 4, 2021, were amended to provide for a new acceleration right for legacy theScore employees and service providers. The amendment provides that, if an involuntary termination without cause occurs at any time prior to April 19, 2023, unvested options and restricted stock units will automatically accelerate and become fully vested on the effective date of termination. In connection with the approval of the 2022 Plan, theScore Plan remains in place until all of the awards previously granted thereunder have been paid, forfeited or expired. However, the shares which remained available for future grants under theScore Plan are no longer available for issuance and all future equity awards will be pursuant to the 2022 Plan.
Stock-based Compensation Expense
Stock-based compensation expense pertains to our stock options and restricted stock, including restricted stock with performance conditions. The Company recognized $58.1 million, $35.1 million and $14.5 million stock-based compensation expense for the years ended December 31, 2022, 2021 and 2020, respectively, which is included within the Consolidated Statements of Operations under “General and administrative.”
Stock Options
Stock options that expire between February 9, 2023 and October 3, 2032 have been granted to officers, directors, employees, and predecessor employees to purchase common stock at prices ranging from $2.51 to $117.82 per share, including options rolled over from theScore Plan. All options were granted at the fair market value of the common stock on the grant date (as defined in the respective plan document) and have contractual lives ranging from four to ten years. The Company issues new authorized common shares to satisfy stock option exercises.
During the year ended December 31, 2022, the Company granted 398,945 stock options. The Company granted 587,399 stock options during the year ended December 31, 2021, of which 352,768 were rolled over under theScore Plan, and granted 652,733 stock options during the year ended December 31, 2020.

The following table presents activity related to our stock options for the year ended December 31, 2022:

	Number of Option Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding as of January 1, 2022	3,357,374	$23.69
Granted	398,945	$50.43
Exercised	(440,170)	$15.64
Forfeited	(45,386)	$34.09
Outstanding as of December 31, 2022	3,270,763	$27.89	6.2	$26.6
Exercisable as of December 31, 2022	1,971,559	$21.37	5.3	$19.8
The following table presents information related to the fair value and intrinsic value of our stock options for the years ended December 31, 2022, 2021 and 2020:

	For the year ended December 31,
(in millions)	2022	2021	2020
Weighted-average grant-date fair value of options (1)	$30.09	$57.70	$8.62
Aggregate intrinsic value of stock options exercised	8.6	53.1	128.9
Fair value of stock options vested	21.3	6.2	9.6
(1)For the year ended December 31, 2021, the combined weighted-average grant-date fair values of options includes those rolled over under theScore Plan.
As of December 31, 2022, the unamortized compensation costs not yet recognized related to stock options granted totaled $18.9 million and the weighted-average period over which the costs are expected to be recognized was 1.6 years.
The following are the weighted-average assumptions used in the Black-Scholes option-pricing model for the years ended December 31, 2022, 2021 and 2020:

	For the year ended December 31,
	2022	2021	2020
Risk-free interest rate	1.40%	0.46%	1.55%
Expected volatility	71.00%	75.33%	33.78%
Dividend yield (1)	—	—	—
Weighted-average expected life (in years)	5.2	5.2	5.0
(1)The expected dividend yield is zero, as the Company has not historically paid dividends.
Restricted Stock Awards and Restricted Stock Units
As noted above, the Company grants restricted stock to our employees and certain non-employee directors. In addition, the Company issues its named executive officers (“NEOs”) and other key executives restricted stock with performance conditions, which are discussed in further detail below.
Performance Share Programs
The Company’s performance share programs were adopted to provide our NEOs and certain other key executives with stock-based compensation tied directly to the Company’s performance, which further aligns their interests with our shareholders and provides compensation only if the designated performance goals are met for the applicable performance periods.
On February 25, 2020, an aggregate of 107,297 restricted shares with performance-based vesting conditions, at target, were granted under our performance share program (“Performance Share Program II”), to be granted in one-third increments.

On April 12, 2021, in addition to the Stock Awards mentioned above, an aggregate of 94,673 restricted shares and units with performance-based vesting conditions, at target, were granted under the Performance Share Program II.
During the year ended December 31, 2022, an aggregate of 244,955 restricted units with performance-based vesting conditions, at target, were granted under the Performance Share Program II.
Restricted stock issued pursuant to the Performance Share Program II consist of three one-year performance periods over a three-year service period. The awards have the potential to be earned at between 0% and 200% of the number of shares granted during the years ended December 31, 2020 and 2021, and 0% and 150% of the number of shares granted during the year ended December 31, 2022, depending on achievement of the annual performance goals, and remain subject to vesting for the full three-year service period.
In addition, during the year ended December 31, 2022, the Company granted key employees of theScore 102,422 restricted units with performance-based vesting conditions that are dependent on the achievement of certain milestones. The awards have the potential to be earned at between 0% and 100% and consist of two, one-year performance periods, each containing an applicable milestone. The awards also contain a one-year vesting requirement and vesting is subject to: (a) the satisfaction of the milestones on or before the applicable expiration date and (b) continued service through the date on which the respective portion of the awards vests.
The grant date fair value for restricted stock is generally based on the closing stock price of the Company’s shares of common stock on the trading day preceding the grant date. The grant date fair value for the performance awards issued to key employees of theScore was determined using the five-day volume weighted average closing stock price of the Company’s shares of common stock as of the trading day immediately preceding the grant date. The stock-based compensation expense is recognized over the remaining service period at the time of grant, adjusted for the Company’s expectation of the achievement of the performance conditions.
The following table presents activity related to our restricted stock for the year ended December 31, 2022:

	With Performance Conditions		Without Performance Conditions
	Number of Shares	Weighted- Average Grant Date Fair Value	Number of Shares	Weighted- Average Grant Date Fair Value
Nonvested as of January 1, 2022	1,168,364	$58.89	1,103,013	$66.90
Granted	428,551	$43.23	704,317	$36.01
Vested	(165,101)	$56.20	(328,703)	$59.42
Forfeited	(5,606)	$67.23	(136,227)	$61.87
Nonvested as of December 31, 2022	1,426,208	$54.68	1,342,400	$53.00
As of December 31, 2022, the unamortized compensation costs not yet recognized related to restricted stock totaled $103.7 million and the weighted-average period over which the costs are expected to be recognized is 2.7 years. The total fair values of restricted stock that vested during the years ended December 31, 2022, 2021 and 2020 were $28.8 million, $28.9 million and $16.7 million, respectively.
Cash-settled Phantom Stock Units
Our outstanding cash-settled phantom stock units (“CPUs”), are settled in cash and entitle plan recipients to receive a cash payment based on the fair value of the Company’s common stock which is based on the closing stock price of the trading day preceding the vest date. Our CPUs vest over a period of one to four years. The cash-settled CPUs are accounted for as liability awards and are re-measured at fair value each reporting period until they become vested with compensation expense being recognized over the requisite service period. The Company has a liability, which is included in “Accrued expenses and other current liabilities” within the Consolidated Balance Sheets, associated with its cash-settled CPUs of $2.1 million and $8.6 million as of December 31, 2022 and 2021 respectively.
As of December 31, 2022, there was a total of $3.7 million unrecognized compensation cost related to CPUs that will be recognized over the remaining weighted-average vesting period of 0.7 years. For the years ended December 31, 2022, 2021 and 2020, the Company recognized $4.0 million, $12.1 million, and $11.5 million of compensation expense related to CPU awards, respectively. Compensation expense associated with our CPUs is recorded in “General and administrative” within the

Consolidated Statements of Operations. We paid $10.5 million, $13.3 million, and $4.7 million during the years ended December 31, 2022, 2021 and 2020, respectively, pertaining to cash-settled CPSUs.
Stock Appreciation Rights
Our outstanding SARs are settled in cash and are accounted for as liability awards, and generally vest over a period of four years. The fair value of cash-settled SARs is calculated each reporting period and estimated using the Black-Scholes option pricing model. The Company has a liability, which is included in “Accrued expenses and other current liabilities” within the Consolidated Balance Sheets, associated with its cash-settled SARs of $9.2 million and $18.5 million as of December 31, 2022 and 2021 respectively.
For SARs held by employees of the Company, there was $6.5 million of total unrecognized compensation cost as of December 31, 2022 that will be recognized over the awards remaining weighted-average vesting period of 1.9 years. For the year ended December 31, 2022, the Company recognized a reduction to compensation expense of $5.5 million, as compared to a charge to compensation expense of $3.1 million and $69.7 million for the years ended December 31, 2021 and 2020, respectively. Compensation expense associated with our SARs is recorded in “General and administrative” within the Consolidated Statements of Operations. We paid $3.1 million, $39.6 million, and $32.6 million during the years ended December 31, 2022, 2021, and 2020, respectively, related to cash-settled SARs.

Note 17—Earnings (Loss) per Share
For the years ended December 31, 2022 and 2021, we recorded net income attributable to PENN. As such, we used diluted weighted-average common shares outstanding when calculating diluted income per share. Stock options, restricted stock, convertible preferred shares and convertible debt that could potentially dilute basic EPS in the future are included in the computation of diluted income per share.
For the year ended December 31, 2020, we recorded a net loss attributable to PENN. As such, because the dilution from potential common shares was antidilutive, we used basic weighted-average common shares outstanding, rather than diluted weighted-average common shares outstanding when calculating diluted loss per share. Stock options, restricted stock, convertible preferred shares and convertible debt that could potentially dilute basic EPS in the future that were not included in the computation of diluted loss per share were as follows:

(in millions)	For the year ended December 31, 2020
Assumed conversion of dilutive stock options	3.0
Assumed conversion of dilutive restricted stock	0.5
Assumed conversion of convertible preferred shares	0.7
Assumed conversion of convertible debt	9.1
The following table sets forth the allocation of net income for the years ended December 31, 2022 and 2021 under the two-class method. For the year ended December 31, 2020, we did not utilize the two-class method due to incurring a net loss for the period.

	For the year ended December 31,
(in millions)	2022	2021	2020
Net income (loss) attributable to PENN Entertainment	$222.10	$420.80	$(669.50)
Net income applicable to preferred stock	0.9	2.1	—
Net income (loss) applicable to common stock	$221.2	$418.7	$(669.5)

The following table reconciles the weighted-average common shares outstanding used in the calculation of basic EPS to the weighted-average common shares outstanding used in the calculation of diluted EPS for the years ended December 31, 2022, 2021 and 2020:

	For the year ended December 31,
(in millions)	2022	2021	2020
Weighted-average common shares outstanding—Basic	161.2	158.7	134.0
Assumed conversion of:
Dilutive stock options	1.2	2.3	—
Dilutive restricted stock	0.1	0.4	—
Convertible debt	14.1	14.1	—
Weighted-average common shares outstanding—Diluted	176.6	175.5	134.0
Restricted stock with performance and market based vesting conditions that have not been met as of December 31, 2022 were excluded from the computation of diluted earnings per share.
Options to purchase 0.8 million, 0.2 million, and 0.0 million shares were outstanding during the years ended December 31, 2022, 2021, and 2020, respectively, but were not included in the computation of diluted earnings per share because they were anti-dilutive.
The assumed conversion of 0.6 million and 0.8 million preferred shares were excluded from the computation of diluted earnings per share for the years ended December 31, 2022 and 2021, respectively, because including them would have been antidilutive.
The Company’s calculation of weighted-average common shares outstanding includes the Exchangeable Shares issued in connection with theScore acquisition, as discussed in Note 6, “Acquisitions and Dispositions” and Note 15, “Stockholders’ Equity.” The following table presents the calculation of basic and diluted earnings (loss) per share for the Company’s common stock for the years ended December 31, 2022, 2021, and 2020:

	For the year ended December 31,
(in millions, except per share data)	2022	2021	2020
Calculation of basic earnings (loss) per share:
Net income (loss) applicable to common stock	$221.2	$418.7	$(669.5)
Weighted-average shares outstanding - PENN Entertainment	160.6	158.6	134.0
Weighted-average shares outstanding - Exchangeable Shares	0.6	0.1	—
Weighted-average common shares outstanding - basic	161.2	158.7	134.0
Basic earnings (loss) per share	$1.37	$2.64	$(5.00)

Calculation of diluted earnings (loss) per share:
Net income (loss) applicable to common stock	$221.2	$418.7	$(669.5)
Interest expense, net of tax (1):
Convertible Notes	7.2	17.0	—
Diluted income applicable to common stock	$228.4	$435.7	$(669.5)
Weighted-average common shares outstanding - diluted	176.6	175.5	134.0
Diluted earnings (loss) per share	$1.29	$2.48	$(5.00)
(1)The tax-affected rates were 21% and 22% for the years ended December 31, 2022 and 2021, respectively.
Note 18—Segment Information
We have aggregated our operating segments into five reportable segments. Retail operating segments are based on the similar characteristics within the regions in which they operate: Northeast, South, West, and Midwest. Our Interactive segment includes all of our online sports betting, iCasino and online social gaming operations, management of retail sports betting, media, and our proportionate share of earnings attributable to our equity method investment in Barstool. The Other category is included in the following tables to reconcile the segment information to the consolidated information.

The Company utilizes Adjusted EBITDAR (as defined below) as its measure of segment profit or loss. The following table highlights our revenues and Adjusted EBITDAR for each reportable segment and reconciles Adjusted EBITDAR on a consolidated basis to net income (loss).

	For the year ended December 31,
(in millions)	2022	2021	2020
Revenues:
Northeast segment	$2,695.9	$2,552.4	$1,639.3
South segment	1,314.2	1,322.2	849.6
West segment	581.9	521.4	302.5
Midwest segment	1,159.6	1,102.7	681.4
Interactive segment	663.1	432.9	121.1
Other (1)	21.3	10.6	3.9
Intersegment eliminations (2)	(34.3)	(37.2)	(19.1)
Total	$6,401.7	$5,905.0	$3,578.7

Adjusted EBITDAR (3):
Northeast segment	$842.5	$848.4	$478.9
South segment	548.1	587.0	318.9
West segment	220.1	195.0	82.2
Midwest segment	501.2	500.1	258.3
Interactive segment	(74.9)	(35.4)	37.2
Other (1)	(97.6)	(100.7)	(80.7)
Total (3)	1,939.4	1,994.4	1,094.8

Other operating benefits (costs) and other income (expenses):
Rent expense associated with triple net operating leases (4)	(149.6)	(454.4)	(419.8)
Stock-based compensation	(58.1)	(35.1)	(14.5)
Cash-settled stock-based awards variance	15.5	(1.2)	(67.2)
Gain (loss) on disposal of assets	(7.9)	(1.1)	29.2
Contingent purchase price	0.6	(1.9)	1.1
Pre-opening expenses (5)	(4.1)	(5.4)	(11.8)
Depreciation and amortization	(567.5)	(344.5)	(366.7)
Impairment losses (6)	(118.2)	—	(623.4)
Insurance recoveries, net of deductible charges	10.7	—	0.1
Non-operating items of equity method investments (7)	(7.9)	(7.7)	(4.7)
Interest expense, net	(758.2)	(562.8)	(544.1)
Interest income	18.3	1.1	0.9
Loss on early extinguishment of debt	(10.4)	—	(1.2)
Other (5)(8)	(127.3)	(42.3)	93.1
Income (loss) before income taxes	175.3	539.1	(834.2)
Income tax benefit (expense)	46.4	(118.6)	165.1
Net income (loss)	$221.7	$420.5	$(669.1)
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

(3)We define Adjusted EBITDAR as earnings before interest expense, net, interest income, income taxes, depreciation and amortization, rent expense associated with triple net operating leases (see footnote (4) below), stock-based compensation, debt extinguishment charges, impairment losses, insurance recoveries, net of deductible charges, changes in the estimated fair value of our contingent purchase price obligations, gain or loss on disposal of assets, the difference between budget and actual expense for cash-settled stock-based awards, pre-opening expenses (see footnote (5) below), and other. Adjusted EBITDAR is also inclusive of income or loss from unconsolidated affiliates, with our share of non-operating items (see footnote (7) below) added back for Barstool and our Kansas Entertainment joint venture.
(4)Solely comprised of rent expense associated with the operating lease components contained within our triple net master lease dated November 1, 2013 with GLPI and the triple net master lease assumed in connection with our acquisition of Pinnacle, our individual triple net leases with GLPI for the real estate assets used in the operation of Tropicana (on September 26, 2022, we sold the equity interests to Bally’s which terminated the Tropicana Lease with GLPI) and Meadows, and our individual triple net leases with VICI for the real estate assets used in the operations of Margaritaville Resort Casino and Hollywood Casino at Greektown (of which the Tropicana Lease, Meadows Lease, Margaritaville Lease and the Greektown Lease are defined in “Note 12, Leases”) and are referred to collectively as our “triple net operating leases”.
As a result of the Lease Modification defined in Note 12, “Leases”, the land and building components associated with the operations of Dayton and Mahoning Valley are classified as operating leases which is recorded to rent expense, as compared to prior to the Lease Modification, whereby the land components of substantially all of the Master Lease properties were classified as operating leases and recorded to rent expense. Subsequent to the Lease Modification, the land components associated with the Master Lease properties are primarily classified as finance leases.
(5)During 2020 and the first quarter of 2021, acquisition costs were included within pre-opening and acquisition costs. Beginning with the quarter ended June 30, 2021, acquisition costs are presented as part of other expenses.
(6)Amount for 2022 primarily relates to $116.4 million of impairment charges in the Northeast segment.
(7)Consists principally of interest expense, net, income taxes, depreciation and amortization, and stock-based compensation expense associated with Barstool and our Kansas Entertainment joint venture. We record our portion of Barstool’s net income or loss, including adjustments to arrive at Adjusted EBITDAR, one quarter in arrears.
(8)Includes unrealized holding losses on our equity securities of $69.9 million, realized and unrealized losses on our equity securities of $24.9 million, and unrealized gains on our equity securities of $106.7 million for the years ended December 31, 2022, 2021, and 2020, respectively, which are discussed in Note 19, “Fair Value Measurements.” Additionally, includes a $29.9 million gain on our equity method investment for the year ended December 31, 2021, which is discussed in Note 7, “Investments in and Advances to Unconsolidated Affiliates.” Also consists of non-recurring acquisition and transaction costs of $52.1 million and $43.1 million and finance transformation costs associated with the implementation of our new Enterprise Resource Management system for the years ended December 31, 2022 and 2021, respectively.
The table below presents capital expenditures by segment:

	For the year ended December 31,
(in millions)	2022	2021	2020
Capital expenditures:
Northeast segment	$110.6	$144.8	$78.0
South segment	70.7	39.0	15.8
West segment	11.5	8.5	8.2
Midwest segment	35.8	19.8	15.1
Interactive segment	19.7	6.3	9.1
Other	15.1	25.7	10.8
Total capital expenditures	$263.4	$244.1	$137.0
The table below presents investment in and advances to unconsolidated affiliates and total assets by segment:

(in millions)	Northeast	South	West	Midwest	Interactive	Other (1)	Total
Balance sheet as of December 31, 2022
Investment in and advances to unconsolidated affiliates	$0.1	$—	$—	$81.5	$160.9	$6.1	$248.6
Total assets	$2,231.8	$1,191.9	$372.4	$1,305.5	$4,233.7	$8,166.8	$17,502.1

Balance sheet as of December 31, 2021
Investment in and advances to unconsolidated affiliates	$0.1	$—	$—	$83.8	$164.4	$6.8	$255.1
Total assets	$2,283.6	$1,224.6	$394.8	$1,215.8	$2,618.3	$9,135.0	$16,872.1

Balance sheet as of December 31, 2020
Investment in and advances to unconsolidated affiliates	$0.1	$—	$—	$85.2	$149.3	$32.2	$266.8
Total assets	$1,958.4	$1,165.4	$401.5	$1,161.1	$434.1	$9,546.8	$14,667.3
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
Equity Securities
As of December 31, 2022 and 2021, we held $17.1 million and $84.3 million, respectively, in equity securities of ordinary shares which are reported as “Other assets” in our Consolidated Balance Sheets. During the year ended December 31, 2021, all warrants were exercised for ordinary shares which resulted in a loss of $20.1 million included in “Other,” as reported in “Other income (expenses)” within our Consolidated Statements of Operations. These equity securities are the result of PENN Interactive entering into multi-year agreements with third-party sports betting operators for online sports betting and iCasino market access across our portfolio.
During the years ended December 31, 2022, 2021, and 2020, we recognized unrealized holding losses of $69.9 million, realized and unrealized losses of $24.9 million, and an unrealized gain of $106.7 million, respectively, related to these equity securities, which are included in “Other” as reported in “Other income (expenses)” within our Consolidated Statements of Operations.
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
As of December 31, 2022 and 2021, PRP held $7.9 million and $15.1 million in promissory notes issued by RDC, respectively. As of December 31, 2022 and 2021, PRP held $6.7 million in local government corporation bonds issued by RDC, at amortized cost. The promissory notes and the local government corporation bonds are collateralized by the assets of Retama Park Racetrack. As of December 31, 2022 and 2021, the promissory notes and the local government corporation bonds were included in “Other assets” within our Consolidated Balance Sheets.

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
Other long-term obligations as of December 31, 2022 and 2021 included a financing arrangement entered in February of 2021, the relocation fees for Dayton and Mahoning Valley, and the repayment obligation of the hotel and event center located near Hollywood Casino Lawrenceburg. See Note 11, “Long-term Debt” for details. The fair values of the Dayton and Mahoning Valley relocation fees and the Lawrenceburg repayment obligation are estimated based on rates consistent with the Company’s credit rating for comparable terms and debt instruments and are classified as Level 2 measurements.
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
Other Liabilities
Other liabilities as of December 31, 2022 includes contingent purchase price liabilities related to Plainridge Park Casino and Hitpoint, of which Hitpoint was acquired on May 11, 2021. The Hitpoint contingent purchase price liability is payable in installments up to a maximum of $1.0 million in the form of cash and equity, on the first three anniversaries of the acquisition close date and is based on the achievement of mutual goals established by the Company and Hitpoint. As of December 31, 2022, there are two annual achievement periods remaining. The Plainridge Park Casino contingent purchase price liability is calculated based on earnings of the gaming operations over the first ten years of operations, which commenced on June 24, 2015. As of December 31, 2022, we were contractually obligated to make three additional annual payments. The fair value of the Plainridge Park Casino contingent purchase price liability is estimated based on an income approach using a discounted cash flow model. These contingent purchase price liabilities have been classified as a Level 3 measurement and are included within our Consolidated Balance Sheets in “Accrued expenses and other current liabilities” or “Other long-term liabilities,” depending on the timing of the next payment.

The carrying amounts and estimated fair values by input level of the Company’s financial instruments were as follows:

	December 31, 2022
(in millions)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$1,624.0	$1,624.0	$1,624.0	$—	$—
Equity securities	$17.1	$17.1	$—	$17.1	$—
Held-to-maturity securities	$6.7	$6.7	$—	$6.7	$—
Promissory notes	$7.9	$7.9	$—	$7.9	$—
Financial liabilities:
Long-term debt
Amended Credit Facilities	$1,503.6	$1,514.7	$1,514.7	$—	$—
5.625% Notes	$399.7	$371.0	$371.0	$—	$—
4.125% Notes	$393.8	$327.0	$327.0	$—	$—
Convertible Notes	$324.3	$550.8	$550.8	$—	$—
Other long-term obligations	$156.1	$154.4	$—	$36.4	$118.0
Other liabilities	$9.9	$9.6	$—	$2.4	$7.2
Puts and calls related to certain Barstool shares	$0.4	$0.4	$—	$0.4	$—

	December 31, 2021
(in millions)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$1,863.9	$1,863.9	$1,863.9	$—	$—
Equity securities	$84.3	$84.3	$—	$84.3	$—
Held-to-maturity securities	$6.7	$6.7	$—	$6.7	$—
Promissory notes	$15.1	$15.1	$—	$15.1	$—
Puts and calls related to certain Barstool shares	$1.9	$1.9	$—	$1.9	$—
Financial liabilities:
Long-term debt
Senior Secured Credit Facilities	$1,544.5	$1,559.6	$1,559.6	$—	$—
5.625% Notes	$399.6	$411.5	$411.5	$—	$—
4.125% Notes	$392.9	$389.3	$389.5	$—	$—
Convertible Notes	$253.5	$780.0	$780.0	$—	$—
Other long-term obligations	$146.3	$144.3	$—	$53.9	$90.4
Other liabilities	$13.3	$13.2	$—	$2.7	$10.5

The following table summarizes the changes in fair value of our Level 3 liabilities measured on a recurring basis:

(in millions)	Other Liabilities
Balance as of January 1, 2020	$17.5
Payments	(9.1)
Included in loss (1)	(1.1)
Balance as of December 31, 2020	7.3
Additions	75.5
Interest	17.9
Payments	(1.7)
Included in earnings (1)	1.9
Balance as of December 31, 2021	100.9
Interest	27.6
Payments	(2.7)
Included in earnings (1)	(0.6)
Balance as of December 31, 2022	$125.2
(1)The expense is included in “General and administrative” within our Consolidated Statements of Operations.
The following table sets forth the assets measured at fair value on a non-recurring basis as of December 31, 2022, which pertained to our Northeast segment. There were no impairment charges to goodwill, gaming licenses, and trademarks for the year ended December 31, 2021.

(in millions)	Valuation Date	Valuation Technique	Level 1	Level 2	Level 3	Total Balance	Total Reduction in Fair Value Recorded
Gaming licenses	10/1/2022	Discounted cash flow	$—	$—	$74.0	$74.0	$13.6
Goodwill (1)	9/30/2022	Discounted cash flow and market approach	$—	$—	$30.0	$30.0	$37.4
Gaming licenses (1)	9/30/2022	Discounted cash flow	$—	$—	$101.0	$101.0	$65.4
(1)During the third quarter of 2022, we identified an indicator of impairment on our goodwill and other intangible assets. See Note 9, “Goodwill and Other Intangible Assets,” for more information.
The following table summarizes the significant unobservable inputs used in calculating fair value for our Level 3 liabilities on a recurring basis as of December 31, 2022:

	Valuation Technique	Unobservable Input	Discount Rate
Other long-term obligation	Discounted cash flow	Discount rate	27.0%
Contingent purchase price - Plainridge Park Casino	Discounted cash flow	Discount rate	7.8%

As discussed in Note 9, “Goodwill and Other Intangible Assets,” we recorded impairments on goodwill and our gaming licenses, which are indefinite-lived intangible assets, at the Hollywood Casino at Greektown reporting unit as a result of the third quarter of 2022 interim assessment for impairment. Our annual assessment for impairment as of October 1, 2022, resulted in an additional impairment charge on the gaming license at PNRC. The following table presents quantitative information about the significant unobservable inputs used in the fair value measurements of other indefinite-lived intangible assets as of the valuation date below:

(in millions)	Fair Value	Valuation Technique	Unobservable Input	Range or Amount
As of December 31, 2022
Gaming licenses	$74.0	Discounted cash flow	Discount rate	13.0%
			Long-term revenue growth rate	2.0%
As of September 30, 2022
Gaming licenses	$101.0	Discounted cash flow	Discount rate	13.0%
			Long-term revenue growth rate	2.0%
Note 20—Related Party Transactions
The Company currently leases executive office buildings in Wyomissing, Pennsylvania from affiliates of its chairman emeritus of the Board of Directors. Rent expense was $1.1 million, $1.2 million, and $1.2 million for the years ended December 31, 2022, 2021, and 2020, respectively. One lease was renewed in the current year and will expire in December 2025. The other long-term lease will expire in August 2026. The remaining lease, which had been previously on a month-to-month basis, was terminated as of December 31, 2021. The future minimum lease commitments relating to these leases as of December 31, 2022 are $2.7 million.

ITEM 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
 The Company’s management, under the supervision and with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of December 31, 2022, which is the end of the period covered by this Annual Report on Form 10-K. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well-designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2022 to ensure that information required to be disclosed by the Company in reports we file or submit under the Exchange Act is (i) recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the United States Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to the Company’s management, including the Company’s principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.
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
Our management assessed the effectiveness of our internal control over financial reporting, and concluded that it was effective as of December 31, 2022. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework (2013 framework).
Deloitte & Touche LLP (PCAOB ID No. 34), the Company’s independent registered public accounting firm that audited the Consolidated Financial Statements for the year ended December 31, 2022, issued an attestation report on the Company’s internal control over financial reporting which immediately follows this report.

Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the fiscal quarter ended December 31, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of PENN Entertainment, Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of PENN Entertainment, Inc. and subsidiaries (the “Company”) as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO. We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2022, of the Company and our report dated February 23, 2023, expressed an unqualified opinion on those financial statements.
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

/s/ Deloitte & Touche LLP

Philadelphia, Pennsylvania
February 23, 2023

ITEM 9B.OTHER INFORMATION
On October 9, 2022, the Company entered into a binding term sheet (the “Term Sheet”) with GLPI. Pursuant to the Term Sheet, the Company and GLPI agreed to amend and restate the PENN Master Lease (the “Amended and Restated PENN Master Lease”) to (i) remove the land and buildings for Hollywood Casino Aurora (“Aurora”), Hollywood Casino Joliet (“Joliet”), Hollywood Casino Columbus (“Columbus”), Hollywood Casino Toledo (“Toledo”) and the M Resort Spa Casino (“M Resort”); (ii) make associated adjustments to the rent after which the initial rent in the Amended and Restated PENN Master Lease will be $284.1 million, consisting of $208.2 million of Building Base Rent, $43.0 million of Land Base Rent and $32.9 million of Percentage Rent (as such terms are defined in the Amended and Restated PENN Master Lease); (iii) terminate the existing leases associated with Hollywood Casino at The Meadows (“Meadows”) and Perryville; and (iv) enter into a new master lease (the “2023 Master Lease”) specific to the properties associated with Aurora, Joliet, Columbus, Toledo, M Resort, Meadows and Perryville. Subsequent to year end, on February 21, 2023, both the Amended and Restated PENN Master Lease and the 2023 Master Lease agreement were executed with an effective date of January 1, 2023, and a master development agreement (the “Master Development Agreement”) was executed on February 22, 2023.
The 2023 Master Lease has an initial term through October 31, 2033 with three subsequent five-year renewal periods on the same terms and conditions, exercisable at the Company’s option. The 2023 Master Lease is cross-defaulted, cross-collateralized, and coterminous with the Amended and Restated PENN Master Lease, and subject to a parent guarantee. The 2023 Master Lease includes a base rent (the “2023 Master Lease Base Rent”) equal to $232.2 million and the Master Development Agreement contains additional rent (together with the 2023 Master Lease Base Rent, the “2023 Master Lease Rent”) equal to (i) 7.75% of any project funding received by PENN from GLPI for an anticipated relocation of PENN’s riverboat casino and related developments with respect to Aurora (the “Aurora Project”) and (ii) a percentage based on the then-current GLPI stock price, of any project funding received by PENN from GLPI for certain anticipated development projects with respect to Joliet, Columbus and M Resort (the “Other Development Projects”). The Master Development Agreement provides that GLPI will fund, upon PENN’s request, up to $225 million for the Aurora Project and up to $350 million in the aggregate for the Other Development Projects, in accordance with certain terms and conditions set forth in the Master Development Agreement. These funding obligations of GLPI expire on January 1, 2026. The 2023 Master Lease Rent will be subject to a one-time increase of $1.4 million, effective the fifth anniversary of the effective date. The 2023 Master Lease Rent will be further subject to a fixed escalator of 1.5% on November 1, 2023 and annually thereafter. The Master Development Agreement provides that PENN may elect not to proceed with a development project prior to GLPI’s commencement of any equity or debt offering or credit facility draw intended to fund such project or after such time in certain instances, provided that GLPI will be reimbursed for all costs and expenses incurred in connection with such discontinued project. The Aurora Project and the Other Development Projects are all subject to necessary regulatory and other government approvals.
The summary of the material terms of the Amended and Restated PENN Master Lease and the 2023 Master Lease agreements described above is qualified in its entirety by reference to each of the lease agreements, copies of which are attached hereto as Exhibit 10.22 and Exhibit 10.23, respectively, and are incorporated herein by reference.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.
Not applicable.

PART III

ITEM 10.DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The remaining information required by this item concerning directors and corporate governance is hereby incorporated by reference to the Company’s definitive proxy statement for its Annual Meeting of Shareholders (the “2023 Proxy Statement”), to be filed with the U.S. Securities and Exchange Commission within 120 days after December 31, 2022, pursuant to Regulation 14A under the Securities Act. Information required by this item concerning executive officers is included in Part I of this Annual Report on Form 10-K.

ITEM 11.EXECUTIVE COMPENSATION
The information required by this item is hereby incorporated by reference to the 2023 Proxy Statement.

ITEM 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS
The information required by this item is hereby incorporated by reference to the 2023 Proxy Statement.

ITEM 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
The information required by this item is hereby incorporated by reference to the 2023 Proxy Statement.

ITEM 14.PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this item is hereby incorporated by reference to the 2023 Proxy Statement.

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
2.1††
Stock Purchase Agreement by and among Penn National Gaming, Inc., Barstool Sports, Inc., TCG XII, LLC, TCG Digital Spots, LLC and the Individuals Set Forth on Schedule A, dated as of January 28, 2020 is hereby incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on January 29, 2020. (SEC File No. 000-24206)

2.2††
Purchase Agreement by and among Tropicana Las Vegas, Inc., Penn National Gaming, Inc., GLP Capital, L.P., Gold Merger Sub, LLC, PA Meadows, LLC, Tropicana LV LLC and, solely for the purposes set forth therein, Gaming and Leisure Properties, Inc., dated as of April 16, 2020 is hereby incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on April 20, 2020. (SEC File No. 000-24206)

2.3††
Arrangement Agreement by and among Penn National Gaming, Inc., 1317774 B.C. LTD. and Score Media and Gaming Inc., dated as of August 4, 2021 is hereby incorporated by reference to Exhibit 2.1 to the Company’s Current Report of Form 8-K filed on August 5, 2021. (SEC File No. 000-24206)

Exhibit
Number	Description of Exhibit
3.1
Second Amended and Restated Articles of Incorporation of Penn National Gaming, Inc., filed with the Pennsylvania Department of State on October 15, 1996, as amended by the Articles of Amendments to the Amended and Restated Articles of Incorporation filed with the Pennsylvania Department of State on November 13, 1996, July 23, 2001 and December 28, 2007 and the Statement with Respect to Shares of Series C Convertible Preferred Stock of Penn National Gaming, Inc. dated as of January 17, 2013, and the Statement with Respect to Shares of Series D Convertible Preferred Stock of Penn National Gaming, Inc. dated as of February 19, 2020, and as further amended and restated by the Second Amended and Restated Articles of Incorporation of Penn National Gaming, Inc. filed with the Pennsylvania Department of State on June 17, 2021 is hereby incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on June 21, 2021. (SEC File No. 000-24206)

3.1(a)
Articles of Amendment to its Second Amended and Restated Articles of Incorporation, effective August 4, 2022, is hereby incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2022. (SEC File No. 000-24206)

3.2
Fourth Amended and Restated Bylaws of Penn National Gaming, Inc., as amended on May 28, 2019, is hereby incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on May 31, 2019. (SEC File No. 000-24206)

3.2(a)
Amendment to Fourth Amended and Restated Bylaws of the Company, effective August 4, 2022, is hereby incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2022. (SEC File No. 000-24206)

3.3
Statement with Respect to Shares of Series D Convertible Preferred Stock of Penn National Gaming, Inc. is hereby incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on February 19, 2020. (SEC File No. 000-24206)

3.4
Specimen certificate for shares of Common Stock, par value of $.01 per share, for Penn National Gaming, Inc. is hereby incorporated by reference to Exhibit 3.6 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003. (SEC File No. 000-24206)

4.1
Indenture, dated as of January 19, 2017 between Penn National Gaming, Inc. and Wells Fargo Bank, N.A., as Trustee, relating to the 5.625% Senior Notes due 2027 is hereby incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on January 20, 2017. (SEC File No. 000-24206)

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

Exhibit
Number	Description of Exhibit
10.1†
Penn National Gaming, Inc. Deferred Compensation Plan , as amended and restated effective April 4, 2013, as amended by those certain amendments effective November 1, 2013, October 1, 2015, January 1, 2017, April 1, 2020 and October 1, 2020, respectively, is hereby incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2020. (SEC File No. 000-24206)

10.2†
Penn National Gaming, Inc. 2008 Long Term Incentive Compensation Plan, as amended is hereby incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2017. (SEC File No. 000-24206)

10.2(a)†
Form of Non-Qualified Stock Option Certificate for the Penn National Gaming, Inc. 2008 Long Term Incentive Compensation Plan is hereby incorporated by reference to Exhibit 10.33 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. (SEC File No. 000-24206)

10.3†
Penn National Gaming, Inc. Amended and Restated 2018 Long Term Incentive Compensation Plan, is hereby incorporated by reference to Exhibit B to the Company’s definitive Proxy Statement filed April 23, 2021. (SEC File No. 000-24206)

10.3(a)†
Form of Non-Qualified Stock Option Certificate for the Penn National Gaming, Inc. Amended and Restated 2018 Long Term Incentive Compensation Plan is hereby incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-8 filed on August 8, 2018. (SEC File No. 000-24206)

10.3(b)†
Penn National Gaming, Inc. Performance Share Program II under the Penn National Gaming, Inc. Amended and Restated 2018 Long Term Incentive Compensation Plan is hereby incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 21, 2019. (SEC File No. 000-24206)

10.3(c)†
Form of Notice of Performance Award Terms and Criteria under the Performance Share Programs pursuant to the Penn National Gaming, Inc. Amended and Restated 2018 Long Term Incentive Compensation Plan is hereby incorporated by reference to Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2020. (SEC File No. 000-24206)

10.3(d)†
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

Exhibit
Number	Description of Exhibit

10.3(k)†
Restricted Stock Unit Award Agreement by and between Jay Snowden and Penn National Gaming, Inc., dated as of April 12, 2021 is hereby incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2021. (SEC File No. 000-24206)

10.4†
Penn National Gaming, Inc. 2022 Long Term Incentive Compensation Plan is hereby incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 10, 2022. (SEC File No. 000-24206)

10.4(a)†
Form of Restricted Stock Unit Award Agreement (Stock-Settled) for the Penn National Gaming, Inc. 2022 Long Term Incentive Compensation Plan is hereby incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-8 filed on June 15, 2022. (SEC File No. 000-24206)

10.4(b)†
Form of Restricted Stock Unit Award Agreement (Cash-Settled) for the Penn National Gaming, Inc. 2022 Long Term Incentive Compensation Plan is hereby incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-8 filed on June 15, 2022. (SEC File No. 000-24206)

10.4(c)†
Form of Performance Unit Award Agreement for the Penn National Gaming, Inc. 2022 Long Term Incentive Compensation Plan is hereby incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-8 filed on June 15, 2022. (SEC File No. 000-24206)

10.4(d)†
Form of Restricted Stock Award Agreement for the Penn National Gaming, Inc. 2022 Long Term Incentive Compensation Plan is hereby incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-8 filed on June 15, 2022 (SEC File No. 000-24206)

10.4(e)†
Form of Non-Qualified Stock Option Award Agreement for the Penn National Gaming, Inc. 2022 Long Term Incentive Compensation Plan is hereby incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-8 filed on June 15, 2022. (SEC File No. 000-24206)

10.4(f)†
Form of Stock Appreciation Right Award Agreement for the Penn National Gaming, Inc. 2022 Long Term Incentive Compensation Plan is hereby incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-8 filed on June 15, 2022. (SEC File No. 000-24206)

10.5†
Executive Agreement, dated November 2, 2022, between PENN Entertainment, Inc. and Jay Snowden is hereby incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2022. (SEC File No. 000-24206)

10.6†
Executive Agreement, dated as of December 31, 2020 and effective as of December 31, 2020 by and between Penn National Gaming, Inc. and Felicia Hendrix is hereby incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on January 4, 2021. (SEC File No. 000-24206)

10.7†
Executive Agreement, dated January 22, 2020, between Penn National Gaming, Inc. and David Williams is hereby incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 24, 2020. (SEC File No. 000-24206)

10.7(a)†
First Amendment to Executive Agreement, dated March 27, 2020, between Penn National Gaming, Inc. and David Williams is hereby incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 30, 2020. (SEC File No. 000-24206)

10.7(b)†
Second Amendment to Executive Agreement, dated October 1, 2020, between Penn National Gaming, Inc. and David Williams is hereby incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on October 2, 2020. (SEC File No. 000-24206)

10.7(c)†
Separation Agreement and General Release, dated December 30, 2020, by and between Penn National Gaming, Inc. and Dave Williams is hereby incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 4, 2021 (SEC File No. 000-24206)

Exhibit
Number	Description of Exhibit
10.8†
Executive Agreement, dated as of September 24, 2019, by and between Penn National Gaming, Inc. and William J. Fair is hereby incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 26, 2019. (SEC File No. 000-24206)

10.8(a)†
First Amendment to Executive Agreement, dated January 23, 2020, between Penn National Gaming, Inc. and William J. Fair is hereby incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on January 24, 2020. (SEC File No. 000-24206)

10.8(b)†
Separation Agreement and General Release, dated April 10, 2020 between Penn National Gaming, Inc. and William J. Fair is hereby incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2020. (SEC File No. 000-24206)

10.9†
Executive Agreement, dated November 2, 2022, between PENN Entertainment, Inc. and Todd George is hereby incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2022. (SEC File No. 000-24206)

10.10†
Executive Agreement, dated November 17, 2020, between Penn National Gaming, Inc. and Harper Ko is hereby incorporated by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2021. (SEC File No. 000-24206)

10.11*†	Executive Agreement, dated October 11, 2021, between Penn National Gaming, Inc. and Christine LaBombard.

10.12†
Executive Agreement, dated March 10, 2022, between PENN Entertainment, Inc. and Christopher Rogers is hereby incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2022. (SEC File No. 000-24206)

10.13*
Lease Agreement, dated March 31, 1995 between Wyomissing Professional Center III, LP and Penn National Gaming, Inc., as amended by certain amendments dated April 15, 1997, October 30, 1997, April 23, 1998, November 16, 1999, August 21, 2000, April 5, 2005, November 20, 2007, May 25, 2012, May 12, 2021, and November 10, 2022.

10.14
Lease, dated January 30, 2002 between Wyomissing Professional Center II, LP and Penn National Gaming, Inc. as amended by certain amendments dated May 23, 2002, December 4, 2002, January 29, 2003, October 19, 2010, May 25, 2012, September 1, 2017, and May 12, 2021, respectively, is hereby incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2021. (SEC File No. 000-24206)

10.15††
Master Lease between GLP Capital L.P. and Penn Tenant LLC dated November 1, 2013 (“PENN Master Lease”) is hereby incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on November 7, 2013. (SEC File No. 000-24206)

10.15(a)
First Amendment to the PENN Master Lease is hereby incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2014. (SEC File No. 000-24206)

10.15(b)
Second Amendment to the PENN Master Lease is hereby incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2014. (SEC File No. 000-24206)

10.15(c)
Third Amendment to the PENN Master Lease is hereby incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2016. (SEC File No. 000-24206)

10.15(d)
Fourth Amendment to the PENN Master Lease is hereby incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2017. (SEC File No. 000-24206)

Exhibit
Number	Description of Exhibit
10.15(e)
Fifth Amendment to the PENN Master Lease is hereby incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2018. (SEC File No. 000-24206)

10.15(f)
Sixth Amendment to the PENN Master Lease is hereby incorporated by reference to Exhibit 10.16 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended on September 30, 2018. (SEC File No. 000-24206)

10.15(g)
Seventh Amendment to the PENN Master Lease is hereby incorporated by reference to Exhibit 10.17 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended on September 30, 2018. (SEC File No. 000-24206)

10.15(h)
Eighth Amendment to the PENN Master Lease is hereby incorporated by reference to Exhibit 10.28(h) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018. (SEC File No. 000-24206)

10.15(i)
Ninth Amendment to the Penn Master Lease is hereby incorporated by reference to Exhibit 10.14(i) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2021. (SEC File No. 000-24206)

10.16††
Master Lease, dated April 28, 2016, by and between PNK Entertainment, Inc. and Pinnacle Entertainment, Inc. (“PNK Master Lease”) is hereby incorporated by reference to Exhibit 2.2 to Pinnacle Entertainment, Inc.’s Current Report on Form 8-K filed on April 28, 2016. (SEC File No. 001-37666)

10.16(a)
First Amendment to PNK Master Lease, dated August 29, 2016, by and between Pinnacle MLS, LLC and Gold Merger Sub, LLC is hereby incorporated by reference to Exhibit 2.3 to Pinnacle Entertainment, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2016. (SEC File No. 001-37666)

10.16(b)
Second Amendment to PNK Master Lease, dated October 25, 2016, by and between Pinnacle MLS, LLC and Gold Merger Sub, LLC is hereby incorporated by reference to Exhibit 2.4 to Pinnacle Entertainment, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2016. (SEC File No. 001-37666)

10.16(c)
Third Amendment to PNK Master Lease, dated March 24, 2017, by and between Pinnacle MLS, LLC and Gold Merger Sub, LLC is hereby incorporated by reference to Exhibit 10.1 to Pinnacle Entertainment, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2017. (SEC File No. 001-37666)

10.16(d)
Fourth Amendment to PNK Master Lease, dated as of October 15, 2018, by and between Pinnacle MLS, LLC and Gold Merger Sub, LLC is hereby incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on October 15, 2018. (SEC File No. 000-24206)

10.16(e)
Fifth Amendment to PNK Master Lease, dated as of January 14, 2022, by and between Pinnacle MLS, LLC and Gold Merger Sub, LLC is hereby incorporated by reference to Exhibit 10.15(e) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2021. (SEC File No. 000-24206).

10.17
Guarantee of PNK Master Lease, dated as of October 15, 2018, by Penn National Gaming, Inc. is hereby incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on October 15, 2018. (SEC File No. 000-24206)

10.18††
Lease, dated as of April 16, 2020, by and between Tropicana Land LLC and Tropicana Las Vegas, Inc. is hereby incorporated by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K filed on April 20, 2020. (SEC File No. 000-24206)

10.19††
Second Amended and Restated Credit Agreement, dated as of May 3, 2022, by and among Penn National Gaming, Inc., as borrower, the guarantors from time to time party thereto, the lenders from time to time party thereto, Bank of America, N.A., as administrative agent and as collateral agent., is hereby incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2022. (SEC File No. 000-24206)

Exhibit
Number	Description of Exhibit
10.20
Lottery Gaming Facility Management Contract dated August 25, 2009 between the Kansas Lottery and Kansas Entertainment, LLC is hereby incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on February 19, 2010. (SEC File No. 000-24206)

10.21
Binding Term Sheet, dated as of October 9, 2022, by and among PENN Entertainment, Inc. and Gaming and Leisure Properties, Inc. is hereby incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 11, 2022. (SEC File No. 000-24206)

10.22	Amended and Restated PENN Master Lease, dated January 1, 2023, by and among PENN Tenant, LLC and Gaming and Leisure Properties, Inc.

10.23	2023 Master Lease, dated January 1, 2023, by and among PENN Tenant, LLC and Gaming and Leisure Properties, Inc.

21.1*	Subsidiaries of the Registrant.

23.1*	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm.

31.1*	CEO Certification pursuant to rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

31.2*	PFO Certification pursuant to rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

32.1**	CEO Certification pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes‑ Oxley Act of 2002.

32.2**	PFO Certification pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

99.1*	Description of Governmental Regulation.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Inline XBRL File (included in Exhibit 101)

*	Filed herewith.
**	Furnished herewith.
†	Management contract or compensatory plan or arrangement.
††	Annexes, schedules and/or exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. PENN Entertainment, Inc. agrees to furnish supplementally a copy of any omitted attachment to the SEC on a confidential basis upon request.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PENN ENTERTAINMENT, INC.
Dated:	February 23, 2023	By:	/s/ Jay A. Snowden
Jay A. Snowden
Chief Executive Officer and President
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jay A. Snowden	Chief Executive Officer, President and Director (Principal Executive Officer)	February 23, 2023
Jay A. Snowden

/s/ Felicia R. Hendrix	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 23, 2023
Felicia R. Hendrix

/s/ Christine LaBombard	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 23, 2023
Christine LaBombard

/s/ Vimla Black-Gupta	Director	February 23, 2023
Vimla Black-Gupta

/s/ David A. Handler	Director, Chairman of the Board	February 23, 2023
David A. Handler

/s/ John M. Jacquemin	Director	February 23, 2023
John M. Jacquemin

/s/ Marla Kaplowitz	Director	February 23, 2023
Marla Kaplowitz

/s/ Ronald J. Naples	Director	February 23, 2023
Ronald J. Naples

/s/ Saul V. Reibstein	Director	February 23, 2023
Saul V. Reibstein

/s/ Jane Scaccetti	Director	February 23, 2023
Jane Scaccetti

/s/ Barbara Z. Shattuck Kohn	Director	February 23, 2023
Barbara Z. Shattuck Kohn