Form 10-Q
period 2023-03-31
PENN Entertainment, Inc.
filed 2023-05-04
CIK 921738

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
As of May 1, 2023, the number of shares of the registrant’s common stock outstanding was 154,115,431 (including 560,758 shares of a subsidiary of registrant which are exchangeable into registrant’s common stock).

PENN ENTERTAINMENT, INC. AND SUBSIDIARIES

PART I.    FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS

PENN ENTERTAINMENT, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(in millions, except share and per share data)	March 31, 2023	December 31, 2022
Assets
Current assets
Cash and cash equivalents	$1,311.3	$1,624.0
Accounts receivable, net	260.2	246.4
Prepaid expenses	123.8	106.1
Inventory, net	34.7	11.1
Other current assets	23.4	25.8
Total current assets	1,753.4	2,013.4
Property and equipment, net	3,443.3	4,515.5
Investment in and advances to unconsolidated affiliates	87.0	248.6
Goodwill	2,926.0	2,689.5
Other intangible assets, net	2,225.8	1,738.9
Lease right-of-use assets	6,415.2	6,103.3
Other assets	189.3	192.9
Total assets	$17,040.0	$17,502.1

Liabilities
Current liabilities
Accounts payable	$45.9	$40.1
Current maturities of long-term debt	56.2	56.2
Current portion of financing obligations	39.8	63.4
Current portion of lease liabilities	327.5	194.3
Accrued expenses and other current liabilities	801.6	804.7
Total current liabilities	1,271.0	1,158.7
Long-term debt, net of current maturities, debt discount and debt issuance costs	2,721.4	2,721.3
Long-term portion of financing obligations	2,417.0	3,970.7
Long-term portion of lease liabilities	6,100.1	5,903.0
Deferred income taxes	230.4	33.9
Other long-term liabilities	125.0	117.9
Total liabilities	12,864.9	13,905.5
Commitments and contingencies (Note 12)
Stockholders’ equity
Series B Preferred stock ($0.01 par value, 1,000,000 shares authorized, no shares issued and outstanding)	—	—
Series C Preferred stock ($0.01 par value, 18,500 shares authorized, no shares issued and outstanding)	—	—
Series D Preferred stock ($0.01 par value, 5,000 shares authorized, 969 shares issued in both periods, and 354 and 581 shares outstanding)	11.8	19.4
Common stock ($0.01 par value, 400,000,000 shares authorized in both periods, 175,512,552 and 172,632,389 shares issued, and 154,136,908 and 152,903,708 shares outstanding)	1.8	1.7
Exchangeable shares ($0.01 par value, 768,441 shares authorized in both periods, 700,393 and 697,539 shares issued, 560,758 and 620,019 shares outstanding)	—	—
Treasury stock, at cost, (21,375,644 and 19,728,681 shares)	(679.5)	(629.5)
Additional paid-in capital	4,333.6	4,220.2
Retained earnings	669.0	154.5
Accumulated other comprehensive loss	(160.4)	(168.6)
Total PENN Entertainment stockholders’ equity	4,176.3	3,597.7
Non-controlling interest	(1.2)	(1.1)
Total stockholders’ equity	4,175.1	3,596.6
Total liabilities and stockholders’ equity	$17,040.0	$17,502.1
See accompanying notes to the unaudited Consolidated Financial Statements.

PENN ENTERTAINMENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the three months ended March 31,
(in millions, except per share data)	2023	2022
Revenues
Gaming	$1,324.6	$1,291.2
Food, beverage, hotel, and other	348.7	273.0
Total revenues	1,673.3	1,564.2
Operating expenses
Gaming	729.5	686.6
Food, beverage, hotel, and other	244.3	171.9
General and administrative	392.9	295.5
Depreciation and amortization	107.5	118.2
Total operating expenses	1,474.2	1,272.2
Operating income	199.1	292.0
Other income (expenses)
Interest expense, net	(113.0)	(161.3)
Interest income	10.4	0.5
Income from unconsolidated affiliates	2.6	8.7
Gain on Barstool Acquisition, net	83.4	—
Gain on REIT transactions, net	500.8	—
Other	(1.0)	(40.7)
Total other income (expenses)	483.2	(192.8)
Income before income taxes	682.3	99.2
Income tax expense	(167.9)	(47.6)
Net income	514.4	51.6
Less: Net loss attributable to non-controlling interest	0.1	0.1
Net income attributable to PENN Entertainment	$514.5	$51.7

Earnings per share:
Basic earnings per share	$3.35	$0.31
Diluted earnings per share	$3.05	$0.29

Weighted-average common shares outstanding—basic	153.3	168.2
Weighted-average common shares outstanding—diluted	168.6	184.2
See accompanying notes to the unaudited Consolidated Financial Statements.

PENN ENTERTAINMENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	For the three months ended March 31,
(in millions)	2023	2022
Net income	$514.4	$51.6
Other comprehensive income:
Foreign currency translation adjustment during the period	8.2	35.8
Other comprehensive income	8.2	35.8
Total comprehensive income	522.6	87.4
Less: Comprehensive loss attributable to non-controlling interest	0.1	0.1
Comprehensive income attributable to PENN Entertainment	$522.7	$87.5
See accompanying notes to the unaudited Consolidated Financial Statements.

PENN ENTERTAINMENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(UNAUDITED)

	Preferred Stock		Common Stock				Treasury Stock	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Total PENN Stockholders’ Equity	Non-Controlling Interest	Total Stockholders’ Equity
(in millions, except share data)	Shares	Amount	PENN Entertainment Shares	Amount	Exchangeable Shares	Amount
Balance as of January 1, 2023	581	$19.4	152,903,708	$1.7	620,019	$—	$(629.5)	$4,220.2	$154.5	$(168.6)	$3,597.7	$(1.1)	$3,596.6
Share-based compensation arrangements	—	—	148,439	—	—	—	—	16.5	—	—	16.5	—	16.5
Share issuance in connection with acquisitions (Note 13)	—	—	2,442,809	—	—	—		80.8	—	—	80.8	—	80.8
Share repurchases	—	—	(1,646,963)	—	—	—	(50.0)	—	—	—	(50.0)	—	(50.0)
Preferred stock conversions (Note 13)	(227)	(7.6)	226,800	—	—	—	—	7.6	—	—	—	—	—
Exchangeable share issuance (Note 13)	—	—	—	—	2,854	—	—	—	—	—	—	—	—
Exchangeable share conversions (Note 13)	—	—	62,115	—	(62,115)	—	—	—	—	—	—	—	—
Currency translation adjustment	—	—	—	—	—	—	—	—	—	8.2	8.2	—	8.2
Net income (loss)	—	—	—	—	—	—	—	—	514.5	—	514.5	(0.1)	514.4
Other	—	—	—	0.1	—	—	—	8.5	—	—	8.6	—	8.6
Balance as of March 31, 2023	354	$11.8	154,136,908	$1.8	560,758	$—	$(679.5)	$4,333.6	$669.0	$(160.4)	$4,176.3	$(1.2)	$4,175.1

Balance as of January 1, 2022	775	$25.8	169,561,883	$1.7	653,059	$—	$(28.4)	$4,239.6	$(86.5)	$(54.4)	$4,097.8	$(0.7)	$4,097.1
Share-based compensation arrangements	—	—	188,273	—	—	—	—	17.0	—	—	17.0	—	17.0
Share repurchases	—	—	(3,802,408)	—	—	—	(175.1)	—	—	—	(175.1)	—	(175.1)
Preferred stock conversions (Note 13)	(194)	(6.4)	194,200	—	—	—	—	6.4	—	—	—	—	—
Exchangeable share conversions (Note 13)	—	—	19,870	—	(19,870)	—	—	—	—	—	—	—	—
Currency translation adjustment	—	—	—	—	—	—	—	—	—	35.8	35.8	—	35.8
Cumulative-effect adjustment upon adoption of ASU 2020-06	—	—	—	—	—	—	—	(88.2)	18.9	—	(69.3)	—	(69.3)
Net income (loss)	—	—	—	—	—	—	—	—	51.7	—	51.7	(0.1)	51.6
Other	—	—	—	—	—	—	—	(4.4)	—	—	(4.4)	—	(4.4)
Balance as of March 31, 2022	581	$19.4	166,161,818	$1.7	633,189	$—	$(203.5)	$4,170.4	$(15.9)	$(18.6)	$3,953.5	$(0.8)	$3,952.7
See accompanying notes to the unaudited Consolidated Financial Statements.

PENN ENTERTAINMENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the three months ended March 31,
(in millions)	2023	2022
Operating activities
Net income	$514.4	$51.6
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	107.5	118.2
Amortization of debt discount and debt issuance costs	2.0	2.7
Noncash interest expense	8.1	6.2
Noncash operating lease expense	86.5	25.2
Gain on Barstool Acquisition, net	(83.4)	—
Gain on REIT transactions, net	(500.8)	—
Holding loss on equity securities	3.2	38.7
Gain on Hurricane Laura	—	(8.8)
Income from unconsolidated affiliates	(2.6)	(8.7)
Return on investment from unconsolidated affiliates	8.5	8.0
Deferred income taxes	80.6	22.9
Stock-based compensation	16.5	17.0
Changes in operating assets and liabilities, net of businesses acquired
Accounts receivable	31.1	54.2
Inventory	1.6	(0.5)
Prepaid expenses and other current assets	(27.4)	(39.3)
Other assets	(5.6)	6.7
Accounts payable	(10.3)	(7.8)
Accrued expenses	(78.5)	(44.4)
Income taxes	83.2	22.9
Operating lease liabilities	(87.7)	(23.6)
Other current and long-term liabilities	—	(16.6)
Other	0.8	0.3
Net cash provided by operating activities	147.7	224.9
Investing activities
Capital expenditures	(63.2)	(65.6)
Consideration paid for Barstool, net of cash acquired	(314.6)	—
Proceeds from sale of property and equipment	—	3.8
Hurricane Laura insurance proceeds	—	24.2
Other	(0.4)	(2.0)
Net cash used in investing activities	(378.2)	(39.6)

	For the three months ended March 31,
(in millions)	2023	2022
Financing activities
Principal payments on long-term debt	(9.4)	(20.5)
Payments of other long-term obligations	(0.7)	(0.6)
Principal payments on financing obligations	(9.6)	(15.5)
Principal payments on finance leases	(11.5)	(25.4)
Proceeds from exercise of options	1.1	2.3
Repurchase of common stock	(50.0)	(175.1)
Other	(2.9)	(4.4)
Net cash used in financing activities	(83.0)	(239.2)
Effect of currency rate changes on cash, cash equivalents, and restricted cash	1.5	(0.9)
Change in cash, cash equivalents, and restricted cash	(312.0)	(54.8)
Cash, cash equivalents, and restricted cash at the beginning of the year	1,644.2	1,880.1
Cash, cash equivalents, and restricted cash at the end of the period	$1,332.2	$1,825.3

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$1,311.3	$1,805.5
Restricted cash included in Other current assets	19.7	18.6
Restricted cash included in Other assets	1.2	1.2
Total cash, cash equivalents, and restricted cash	$1,332.2	$1,825.3

Supplemental disclosure:
Cash paid for interest, net of amounts capitalized	$110.5	$159.9
Cash payments related to income taxes, net	$1.1	$1.0

Non-cash activities:
Accrued capital expenditures	$17.4	$28.9
See accompanying notes to the unaudited Consolidated Financial Statements.

PENN ENTERTAINMENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1—Organization and Basis of Presentation
Organization: PENN Entertainment, Inc., together with its subsidiaries (“PENN,” the “Company,” “we,” “our,” or “us”), is North America’s leading provider of integrated entertainment, sports content, and casino gaming experiences. As of March 31, 2023, PENN operated 43 properties in 20 states, online sports betting in 17 jurisdictions and iCasino in five jurisdictions, under a portfolio of well-recognized brands including Hollywood Casino®, L’Auberge®, Barstool Sportsbook®, and theScore Bet Sportsbook and Casino®. In 2023, PENN completed its acquisition of Barstool Sports, Inc. (“Barstool”). Barstool’s vast audience, combined with the reach and highly engaged user base of Score Media and Gaming Inc. (“theScore”), provide us with a significant digital footprint and growing customer ecosystem. PENN’s highly differentiated strategy, which is focused on organic cross-sell opportunities, is reinforced by its investments in market-leading retail casinos, sports media assets, technology, including a state-of-the-art, fully integrated digital sports and iCasino betting platform, and an in-house iCasino content studio. The Company’s portfolio is further bolstered by its industry-leading PENN PlayTM customer loyalty program (the “PENN Play program”), which offers our approximately 27 million members a unique set of rewards and experiences across business channels.
The majority of the real estate assets (i.e., land and buildings) used in our operations are subject to triple net master leases; the most significant of which are the AR PENN Master Lease, 2023 Master Lease, PENN Master Lease (prior to January 1, 2023), and Pinnacle Master Lease (as such terms are defined in Note 9, “Leases,” and collectively referred to as the “Master Leases”), with Gaming and Leisure Properties, Inc. (Nasdaq: GLPI) (“GLPI”), a real estate investment trust (“REIT”).
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
Results of operations and cash flows for the interim periods presented herein are not necessarily indicative of the results that would be achieved during a full year of operations or in future periods. These unaudited Consolidated Financial Statements and notes thereto should be read in conjunction with the Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.
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

Segment Information: We have five reportable segments: Northeast, South, West, Midwest, and Interactive. Our gaming and racing properties are grouped by geographic location, and each is viewed as an operating segment with the exception of our two properties in Jackpot, Nevada, which are viewed as one operating segment. We consider our combined Video Gaming Terminal (“VGT”) operations, by state, to be separate operating segments. Interactive includes all of our online sports betting, iCasino and social gaming operations, management of retail sports betting, media, and the operating results of Barstool (the remaining 64% of Barstool common stock, not already owned by PENN, was acquired on February 17, 2023). See Note 16, “Segment Information,” and Note 9, “Leases,” for further segment and lease structure information, respectively. For financial reporting purposes, we aggregate our operating segments into the following reportable segments:

	Location	Real Estate Assets Lease or Ownership Structure
Northeast segment
Ameristar East Chicago	East Chicago, Indiana	Pinnacle Master Lease
Hollywood Casino Bangor	Bangor, Maine	AR PENN Master Lease
Hollywood Casino at Charles Town Races	Charles Town, West Virginia	AR PENN Master Lease
Hollywood Casino Columbus	Columbus, Ohio	2023 Master Lease
Hollywood Casino at Greektown	Detroit, Michigan	Greektown Lease
Hollywood Casino Lawrenceburg	Lawrenceburg, Indiana	AR PENN Master Lease
Hollywood Casino Morgantown	Morgantown, Pennsylvania	Morgantown Lease (1)
Hollywood Casino at PENN National Race Course	Grantville, Pennsylvania	AR PENN Master Lease
Hollywood Casino Perryville	Perryville, Maryland	2023 Master Lease
Hollywood Casino at The Meadows	Washington, Pennsylvania	2023 Master Lease
Hollywood Casino Toledo	Toledo, Ohio	2023 Master Lease
Hollywood Casino York	York, Pennsylvania	Operating Lease (not with REIT Landlord)
Hollywood Gaming at Dayton Raceway	Dayton, Ohio	AR PENN Master Lease
Hollywood Gaming at Mahoning Valley Race Course	Youngstown, Ohio	AR PENN Master Lease
Marquee by PENN (2)	Pennsylvania	N/A
Plainridge Park Casino	Plainville, Massachusetts	Pinnacle Master Lease

South segment
1st Jackpot Casino	Tunica, Mississippi	AR PENN Master Lease
Ameristar Vicksburg	Vicksburg, Mississippi	Pinnacle Master Lease
Boomtown Biloxi	Biloxi, Mississippi	AR PENN Master Lease
Boomtown Bossier City	Bossier City, Louisiana	Pinnacle Master Lease
Boomtown New Orleans	New Orleans, Louisiana	Pinnacle Master Lease
Hollywood Casino Gulf Coast	Bay St. Louis, Mississippi	AR PENN Master Lease
Hollywood Casino Tunica	Tunica, Mississippi	AR PENN Master Lease
L’Auberge Baton Rouge	Baton Rouge, Louisiana	Pinnacle Master Lease
L’Auberge Lake Charles	Lake Charles, Louisiana	Pinnacle Master Lease
Margaritaville Resort Casino	Bossier City, Louisiana	Margaritaville Lease

West segment
Ameristar Black Hawk	Black Hawk, Colorado	Pinnacle Master Lease
Cactus Petes and Horseshu	Jackpot, Nevada	Pinnacle Master Lease
M Resort Spa Casino	Henderson, Nevada	2023 Master Lease
Zia Park Casino	Hobbs, New Mexico	AR PENN Master Lease

Midwest segment
Ameristar Council Bluffs	Council Bluffs, Iowa	Pinnacle Master Lease
Argosy Casino Alton (3)	Alton, Illinois	AR PENN Master Lease
Argosy Casino Riverside	Riverside, Missouri	AR PENN Master Lease
Hollywood Casino Aurora	Aurora, Illinois	2023 Master Lease
Hollywood Casino Joliet	Joliet, Illinois	2023 Master Lease
Hollywood Casino at Kansas Speedway (4)	Kansas City, Kansas	Owned - Joint Venture
Hollywood Casino St. Louis	Maryland Heights, Missouri	AR PENN Master Lease
Prairie State Gaming (2)	Illinois	N/A
River City Casino	St. Louis, Missouri	Pinnacle Master Lease
(1)Upon termination of the Morgantown Lease, ownership of the constructed building and all tenant improvements will transfer from the Company to GLPI.

(2)VGT route operations
(3)The riverboat is owned by us and not subject to the AR PENN Master Lease.
(4)Pursuant to a joint venture with NASCAR and includes the Company’s 50% investment in Kansas Entertainment, LLC (“Kansas Entertainment”), which owns Hollywood Casino at Kansas Speedway.
Revenue Recognition: Our revenue from contracts with customers consists primarily of gaming wagers, inclusive of sports betting and iCasino products, food and beverage transactions, hotel room sales, media, retail transactions, racing wagers, and third-party revenue sharing agreements. See Note 5, “Revenue Disaggregation,” for information on our revenue by type and geographic location.
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

	For the three months ended March 31,
(in millions)	2023	2022
Food and beverage	$54.3	$50.7
Hotel	29.9	32.2
Other	3.1	2.5
Total complimentaries associated with gaming contracts	$87.3	$85.4
Customer-related Liabilities
The Company has three general types of liabilities related to contracts with customers: (i) the obligation associated with its PENN Play program (loyalty points and tier status benefits), (ii) advance payments on goods and services yet to be provided and for unpaid wagers, and (iii) deferred revenue associated with third-party online sports betting and/or iCasino operators for online sports betting and iCasino market access.
Our PENN Play program connects the Company’s brands under one loyalty program and allows members to earn loyalty points, or “PENN Cash”, redeemable for slot play and complimentaries, such as food and beverage at our restaurants, lodging at our hotels, the PENN Play redemption marketplace that features popular retailers, and products offered at our retail stores across the vast majority of our properties. In addition, members of the PENN Play program earn credit toward tier status, which entitles them to receive certain other benefits, such as priority access, discounts, gifts, trips to PENN destinations, partner experiences, and PENN Cash. The obligation associated with our PENN Play program, which is included in “Accrued expenses and other current liabilities” within our unaudited Consolidated Balance Sheets, was $45.9 million and $39.3 million as of March 31, 2023 and December 31, 2022, respectively, and consisted principally of the obligation associated with the loyalty points. Our loyalty point obligations are generally settled within six months of issuance. Changes between the opening and closing balances primarily relate to the timing of our customers’ election to redeem loyalty points as well as the timing of when our customers receive their earned tier status benefits.

The Company’s advance payments on goods and services yet to be provided and for unpaid wagers primarily consist of the following: (i) deposits on rooms and convention space, (ii) money deposited on behalf of a customer in advance of their property visit (referred to as “safekeeping” or “front money”), (iii) money deposited in an online wallet not yet wagered or wagered and not yet withdrawn, (iv) outstanding tickets generated by slot machine play, sports betting, or pari-mutuel wagering, (v) outstanding chip liabilities, (vi) unclaimed jackpots, and (vii) gift cards redeemable at our properties. Unpaid wagers generally represent obligations stemming from prior wagering events, of which revenue was previously recognized. The Company’s advance payments on goods and services yet to be provided and for unpaid wagers were $115.5 million and $125.8 million as of March 31, 2023 and December 31, 2022, respectively, and are included in “Accrued expenses and other current liabilities” within our unaudited Consolidated Balance Sheets.
PENN Interactive, our wholly-owned interactive division, enters into multi-year agreements with third-party online sports betting and/or iCasino operators for online sports betting and iCasino market access across our portfolio of properties. Certain of the operations contemplated by these agreements commenced, resulting in the recognition of $0.7 million and $5.2 million of revenue (most of which was previously deferred) during the three months ended March 31, 2023 and 2022, respectively.

Deferred revenue associated with third-party online sports betting and/or iCasino operators for online sports betting and iCasino market access, which is included in “Other long-term liabilities” within our unaudited Consolidated Balance Sheets was $50.4 million and $46.2 million as of March 31, 2023 and December 31, 2022, respectively.
Advertising: The Company expenses advertising costs the first time the advertising takes place or as incurred. Advertising expenses, which generally relate to media placement costs and are primarily included in “Gaming” expenses within the unaudited Consolidated Statements of Operations, were $23.6 million and $24.1 million for the three months ended March 31, 2023 and 2022, respectively.
Gaming and Pari-mutuel Taxes: We are subject to gaming and pari-mutuel taxes based on gross gaming revenue and pari-mutuel revenue in the jurisdictions in which we operate, as well as taxes on revenues derived from arrangements which allow for third-party online sports betting and/or iCasino partners to operate online sportsbooks and iCasinos under our gaming licenses. The Company primarily recognizes gaming and pari-mutuel tax expense based on the statutorily required percentage of revenue that is required to be paid to state, provincial and/or local jurisdictions in the states and provinces where or in which the wagering occurs. Also, included in gaming and pari-mutuel taxes are costs to support the operations of local regulatory authorities which some jurisdictions require us to pay. Gaming and pari-mutuel taxes are recorded in “Gaming” expenses or “Food, beverage, hotel, and other” expenses within the unaudited Consolidated Statements of Operations, and were $584.8 million and $472.2 million for the three months ended March 31, 2023 and 2022, respectively.
Inventory, net: Inventory is accounted for using the average cost or first-in or first-out (“FIFO”) method. Inventory accounted for under the average cost and FIFO methods are stated at the lower of cost or net realizable value. Inventory balances substantially consist of finished goods and were $28.3 million and $5.0 million as of March 31, 2023 and December 31, 2022.
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
Holders of the Company’s Series D Preferred Stock (as defined in Note 13, “Stockholders' Equity and Stock-based Compensation”) are entitled to participate equally and ratably in all dividends and distributions paid to holders of PENN common stock irrespective of any vesting requirement. Accordingly, the Series D Preferred Stock shares are considered a participating security and the Company is required to apply the two-class method to consider the impact of the preferred shares on the calculation of basic and diluted EPS. The holders of the Company’s Series D Preferred Stock are not obligated to absorb losses; therefore, in reporting periods where the Company is in a net loss position, it does not apply the two-class method. In reporting periods where the Company is in a net income position, the two-class method is applied by allocating all earnings during the period to common shares and preferred shares. See Note 14, “Earnings per Share,” for more information.
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

Note 3—New Accounting Pronouncements
In June 2022, the FASB issued ASU 2022-03, “Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions” (“ASU 2022-03”). ASU 2022-03 clarifies the guidance on the fair value measurement of an equity security that is subject to a contractual sale restriction and requires specific disclosures related to such an equity security. Specifically, ASU 2022-03 clarifies that a “contractual sale restriction prohibiting the sale of an equity security is a characteristic of the reporting entity holding the equity security” and is not included in the equity security’s unit of account. Accordingly, the Company is no longer permitted to apply a discount related to the contractual sale restriction, or lack of marketability, when measuring the equity security’s fair value. In addition, ASU 2022-03 prohibits an entity from recognizing a contractual sale restriction as a separate unit of account. ASU 2022-03 will be effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the impact of the adoption of ASU 2022-03 on our unaudited Consolidated Financial Statements.
In March 2023, the FASB issued ASU 2023-02, “Investments—Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method (a consensus of the Emerging Issues Task Force)” (“ASU 2023-02”). ASU 2023-02 introduced the option to apply the proportional amortization method to account for investments made primarily for the purpose of receiving income tax credits and other income tax benefits when certain requirements are met. In addition, ASU 2023-02 limited the proportional amortization method to investments in low-income-housing tax credit structures. ASU 2022-03 will be effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the impact of the adoption of ASU 2023-02 on our unaudited Consolidated Financial Statements which we do not expect to be material.
Note 4—Hurricane Laura
On August 27, 2020, Hurricane Laura made landfall in Lake Charles, Louisiana, which caused significant damage to our L’Auberge Lake Charles property, which closed for approximately two weeks. The Company maintains insurance, subject to certain deductibles and coinsurance, that covers business interruption, including lost profits, and covers the repair or replacement of assets that suffered losses.
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
We did not receive additional proceeds during the three months ended March 31, 2023, as compared to $37.5 million of proceeds received during the three months ended March 31, 2022, which resulted in a gain of $8.8 million that is included in “General and administrative expenses” within our unaudited Consolidated Statements of Operations. Additionally, we did not have a receivable balance as of December 31, 2022.
As of May 4, 2023, the insurance claim remains open, and we expect to receive additional future proceeds.
We record proceeds in excess of the recognized losses and lost profits under our business interruption insurance as a gain contingency in accordance with ASC Topic 450, “Contingencies,” which we expect to recognize at the time of final settlement or when nonrefundable cash advances are made in a period subsequent to March 31, 2023.

The following tables summarize the financial impact of Hurricane Laura related matters:

	Life to date through
(in millions)	March 31, 2023	December 31, 2022
Insurance proceeds received through the end of the period	$86.9	$86.9
Deductible	$15.0	$15.0
Coinsurance	$2.5	$2.5
Clean-up, restoration, and other costs	$52.8	$52.8
Fixed asset write-off	$23.2	$23.2
Inventory write-off	$0.2	$0.2
Note 5—Revenue Disaggregation
Our revenues are generated principally by providing the following types of services: (i) gaming, including iCasino, retail and online sports betting; (ii) food and beverage; (iii) hotel; (iv) advertising; (v) retail; and (vi) other. Other revenues are principally comprised of ancillary gaming-related activities, such as commissions received on ATM transactions, racing, PENN Interactive’s social gaming, and revenue from third-party online sports betting and/or iCasino operators and the related gross-up for taxes. Our revenue is disaggregated by type of revenue and geographic location of the related properties, which is consistent with our reportable segments, as follows:

	For the three months ended March 31, 2023
(in millions)	Northeast	South	West	Midwest	Interactive (1)	Other	Intersegment Eliminations (2)	Total
Revenues:
Gaming	$629.3	$252.1	$94.4	$265.9	$82.9	$—	$—	$1,324.6
Food and beverage	38.3	31.0	17.3	14.9	—	1.0	—	102.5
Hotel	11.2	21.6	13.5	7.6	—	—	—	53.9
Advertising	—	—	—	—	27.2	—	—	27.2
Retail	1.8	1.5	1.2	0.6	8.3	—	—	13.4
Other	19.9	8.6	3.3	6.3	115.1	4.8	(6.3)	151.7
Total revenues	$700.5	$314.8	$129.7	$295.3	$233.5	$5.8	$(6.3)	$1,673.3

	For the three months ended March 31, 2022
(in millions)	Northeast	South	West	Midwest	Interactive (1)	Other	Intersegment Eliminations (2)	Total
Revenues:
Gaming	$599.1	$278.6	$94.1	$256.5	$62.9	$—	$—	$1,291.2
Food and beverage	31.9	31.0	19.3	12.5	—	1.2	—	95.9
Hotel	8.1	22.0	22.3	7.6	—	—	—	60.0
Advertising	—	—	—	—	8.2	—	—	8.2
Retail	1.5	1.6	1.2	0.5	—	—	—	4.8
Other	17.9	8.2	4.0	5.8	70.4	6.1	(8.3)	104.1
Total revenues	$658.5	$341.4	$140.9	$282.9	$141.5	$7.3	$(8.3)	$1,564.2
(1)    Other revenues within the Interactive segment are inclusive of gaming tax reimbursement amounts charged to third-party online sports betting and/or iCasino partners for online sports betting and iCasino market access of $92.3 million and $50.3 million for the three months ended March 31, 2023 and 2022, respectively.
(2)    Primarily represents the elimination of intersegment revenues associated with our retail sportsbooks, which are operated by PENN Interactive.

Note 6—Acquisitions
Barstool
On February 17, 2023, we acquired the remaining 64% of the outstanding shares of Barstool common stock not already owned by us for a consideration of approximately $405.5 million, which is inclusive of cash and common stock issuance, repayment of Barstool indebtedness of $23.8 million, transaction expenses and other purchase price adjustments in accordance with GAAP (the “Barstool Acquisition”). Prior to the acquisition, we held a 36% ownership interest, which was accounted for under the equity method. At the closing of the Barstool Acquisition, we obtained 100% of the Barstool common stock of which the fair value of Barstool was determined to be $660.0 million based on market participant assumptions discussed below. Upon the completion of the Barstool Acquisition, Barstool became an indirect wholly owned subsidiary of PENN. The acquisition provides us with a greater ability to execute our organic cross-sell strategy through Barstool’s resources, audience, and strong brand recognition. We issued 2,442,809 shares of our common stock to certain former stockholders of Barstool for the Barstool Acquisition (see Note 13, “Stockholders’ Equity and Stock-Based Compensation” for further information) and utilized $315.3 million of cash to complete the Barstool Acquisition, inclusive of transaction expenses and repayment of Barstool indebtedness.

The Company held 36% of the outstanding shares of Barstool common stock prior to the Barstool Acquisition and, as such, the acquisition date estimated fair value of this previously held investment was a component of the purchase consideration. Based on the acquisition date fair value of Barstool of $660.0 million and the carrying amount of this investment of $171.1 million, the Company recorded a gain of $66.5 million related to remeasurement of the equity investment immediately prior to the acquisition date, which is included in “Gain on Barstool Acquisition, net” within our unaudited Consolidated Statements of Operations. The Company also recorded a gain of $16.9 million related to the acquisition of the remaining 64% of Barstool common stock, which is included in “Gain on Barstool Acquisition, net” within our unaudited Consolidated Statements of Operations.
The following table reflects the preliminary allocation of the purchase price to the tangible and identifiable intangible assets acquired and liabilities assumed, with the excess recorded as goodwill.

(in millions)	Estimated fair value
Cash and cash equivalents	$10.1
Accounts receivable	44.8
Inventory	25.2
Other current assets	5.0
Lease right-of-use assets	13.5
Property and equipment	3.8
Goodwill	231.9
Other intangible assets
Barstool tradename	420.0
Advertising relationships	32.0
Other tradenames and brands	29.0
Customer relationships	11.0
Other long-term assets	18.7
Total assets	$845.0

Accounts payable, accrued expenses and other current liabilities	$38.7
Deferred income taxes	115.9
Other long-term liabilities	30.4
Total liabilities	185.0
Net assets acquired	$660.0
The Company used the income, or cost approach for the valuation, as appropriate, and used valuation inputs in these models and analyses that were based on market participant assumptions. Market participants are considered to be buyers and sellers unrelated to the Company in the principal or most advantageous market for the asset or liability.

Acquired identifiable intangible assets consist of the Barstool tradename, advertising relationships, other tradenames and brands, and customer relationships. The Barstool tradename is an indefinite-lived intangible asset. All other intangible assets are definite-lived with assigned useful lives primarily ranging from 2-5 years.
Goodwill, none of which is deductible for tax purposes, is approximately 35.1% of the net assets acquired and has been allocated to the Company’s Interactive segment. Goodwill is primarily attributable to synergies and cross selling opportunities to Barstool’s existing customer base.
The following valuation approaches were utilized to determine the fair value of each intangible asset:

Intangible Asset	Valuation Approach
Barstool tradename	Relief-from-royalty (variation of income approach)
Advertising relationships	With-and-without (variation of income approach)
Other tradenames and brands	Relief-from-royalty (variation of income approach)
Customer relationships	Replacement cost
For the period beginning February 17, 2023 through March 31, 2023, Barstool’s revenue and net loss included in the unaudited Consolidated Statements of Operations were $28.2 million and $3.3 million, respectively.
Unaudited Pro Forma Financial Information
The following table includes unaudited pro forma consolidated financial information assuming our acquisition of Barstool had occurred as of January 1, 2022. The pro forma amounts include the historical operating results of PENN and Barstool prior to our acquisition. The pro forma financial information does not necessarily represent the results that may occur in the future. For the three months ended March 31, 2023 and 2022, pro forma adjustments directly attributable to the acquisition include acquisition and transaction related costs of $1.3 million incurred by both PENN and Barstool and a gain on the Barstool Acquisition of $83.4 million. Additionally, for the three months ended March 31, 2023 and 2022, pro forma adjustments included a gain of $3.1 million and $4.1 million, respectively, related to remeasurement and settlement of Barstool put/call options.

	For the three months ended March 31,
(in millions)	2023	2022
Revenues	$1,693.0	$1,604.8
Net income	$439.3	$106.6
Note 7—Goodwill and Other Intangible Assets
A reconciliation of goodwill and accumulated goodwill impairment losses, by reportable segment, is as follows:

(in millions)	Northeast	South	West	Midwest	Interactive	Other	Total
Balance as of December 31, 2022
Goodwill, gross	$923.5	$236.6	$216.8	$1,116.7	$1,628.4	$87.7	$4,209.7
Accumulated goodwill impairment losses	(798.8)	(61.0)	(16.6)	(556.1)	—	(87.7)	(1,520.2)
Goodwill, net	$124.7	$175.6	$200.2	$560.6	$1,628.4	$—	$2,689.5

Goodwill acquired during the period	$—	$—	$—	$—	$231.9	$—	$231.9
Effect of foreign currency exchange rates	—	—	—	—	4.6	—	4.6
Balance as of March 31, 2023
Goodwill, gross	$923.5	$236.6	$216.8	$1,116.7	$1,864.9	$87.7	$4,446.2
Accumulated goodwill impairment losses	(798.8)	(61.0)	(16.6)	(556.1)	—	(87.7)	(1,520.2)
Goodwill, net	$124.7	$175.6	$200.2	$560.6	$1,864.9	$—	$2,926.0

There were no impairment charges recorded to goodwill during the three months ended March 31, 2023 and 2022.
The table below presents the gross carrying amount, accumulated amortization, and net carrying amount of each major class of other intangible assets:

	March 31, 2023			December 31, 2022
(in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Indefinite-lived intangible assets
Gaming licenses	$1,207.8	$—	$1,207.8	$1,207.6	$—	$1,207.6
Trademarks	752.5	—	752.5	332.2	—	332.2
Other	0.7	—	0.7	0.7	—	0.7
Amortizing intangible assets
Customer relationships	123.0	(101.2)	21.8	114.4	(102.0)	12.4
Technology	258.6	(91.9)	166.7	249.6	(80.4)	169.2
Other	89.5	(13.2)	76.3	27.7	(10.9)	16.8
Total other intangible assets, net	$2,432.1	$(206.3)	$2,225.8	$1,932.2	$(193.3)	$1,738.9
There were no impairment charges recorded to other intangible assets, net during the three months ended March 31, 2023 and 2022.
Amortization expense related to our amortizing intangible assets was $14.0 million and $15.0 million for the three months ended March 31, 2023 and 2022, respectively. The following table presents the estimated amortization expense based on our amortizing intangible assets as of March 31, 2023 (in millions):

Years ending December 31,
2023 (excluding the three months ended March 31, 2023)	$56.3
2024	71.3
2025	49.6
2026	31.3
2027	27.6
Thereafter	28.7
Total	$264.8

Note 8—Long-term Debt
The table below presents long-term debt, net of current maturities, debt discounts and issuance costs:

(in millions)	March 31, 2023	December 31, 2022
Senior Secured Credit Facilities:
Amended Revolving Credit Facility due 2027	$—	$—
Amended Term Loan A Facility due 2027	529.4	536.2
Amended Term Loan B Facility due 2029	992.5	995.0
5.625% Notes due 2027	400.0	400.0
4.125% Notes due 2029	400.0	400.0
2.75% Convertible Notes due 2026	330.5	330.5
Other long-term obligations	163.5	156.1
	2,815.9	2,817.8
Less: Current maturities of long-term debt	(56.2)	(56.2)
Less: Debt discounts	(4.4)	(4.6)
Less: Debt issuance costs	(33.9)	(35.7)
	$2,721.4	$2,721.3
The following is a schedule of future minimum repayments of long-term debt as of March 31, 2023 (in millions):

Years ending December 31:
2023 (excluding the three months ended March 31, 2023)	$46.2
2024	47.6
2025	38.2
2026	494.9
2027	837.0
Thereafter	1,352.0
Total minimum payments	$2,815.9
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
The Amended Credit Facilities contain customary covenants that, among other things, restrict, subject to certain exceptions, the ability of the Company and certain of its subsidiaries to grant liens on their assets, incur indebtedness, sell assets, make investments, engage in acquisitions, mergers or consolidations, pay dividends and make other restricted payments and prepay certain indebtedness that is subordinated in right of payment to the obligations under the Amended Credit Facilities. The Amended Credit Facilities contain two financial covenants: a maximum total net leverage ratio (as defined within the Second Amended and Restated Credit Agreement) of 4.50 to 1.00, which is subject to a step up to 5.00 to 1.00 in the case of certain significant acquisitions, and a minimum interest coverage ratio (as defined within the Second Amended and Restated Credit Agreement) of 2.00 to 1.00. The Amended Credit Facilities also contain certain customary affirmative covenants and events of default, including the occurrence of a change of control (as defined in the documents governing the Second Amended and Restated Credit Agreement), termination and certain defaults under the Master Leases (which are defined in Note 9, “Leases”).
As of March 31, 2023 and December 31, 2022, the Company had conditional obligations under letters of credit issued pursuant to the Amended Credit Facilities with face amounts aggregating to $23.5 million and $22.5 million, respectively, resulting in $976.5 million and $977.5 million of available borrowing capacity under the Amended Revolving Credit Facility.
2.75% Unsecured Convertible Notes
In May 2020, the Company completed a public offering of $330.5 million aggregate principal amount of 2.75% unsecured convertible notes (the “Convertible Notes”) that mature, unless earlier converted, redeemed or repurchased, on May 15, 2026 at a price of par.
As of March 31, 2023 and December 31, 2022, no Convertible Notes have been converted into the Company’s common stock. The maximum number of shares that could be issued to satisfy the conversion feature of the Convertible Notes was 18,360,815 and the amount by which the Convertible Notes if-converted value exceeded its principal amount was $214.1 million, as of March 31, 2023.
The Convertible Notes consisted of the following components:

(in millions)	March 31, 2023	December 31, 2022
Liability:
Principal	$330.5	$330.5
Unamortized debt issuance costs	(5.7)	(6.2)
Net carrying amount	$324.8	$324.3
Interest expense, net
The table below presents interest expense, net:

	For the three months ended March 31,
(in millions)	2023	2022
Interest expense	$113.8	$161.6
Capitalized interest	(0.8)	(0.3)
Interest expense, net	$113.0	$161.3

The table below presents interest expense related to the Convertible Notes:

	For the three months ended March 31,
(in millions)	2023	2022
Coupon interest	$2.3	$2.3
Amortization of debt issuance costs	0.5	0.4
Convertible Notes interest expense	$2.8	$2.7
Debt issuance costs are amortized to interest expense over the term of the Convertible Notes at an effective interest rate of 3.329%. The remaining term of the Convertible Notes was 3.1 years as of March 31, 2023.
Covenants
Our Amended Credit Facilities, 5.625% Notes and 4.125% Notes, require us, among other obligations, to maintain specified financial ratios and to satisfy certain financial tests. In addition, our Amended Credit Facilities, 5.625% Notes and 4.125% notes, restrict, among other things, our ability to incur additional indebtedness, incur guarantee obligations, amend debt instruments, pay dividends, create liens on assets, make investments, engage in mergers or consolidations, and otherwise restrict corporate activities. Our debt agreements also contain customary events of default, including cross-default provisions that require us to meet certain requirements under the Master Leases (which are defined in Note 9, “Leases”), each with GLPI. If we are unable to meet our financial covenants or in the event of a cross-default, it could trigger an acceleration of payment terms.
As of March 31, 2023, the Company was in compliance with all required financial covenants. The Company believes that it will remain in compliance with all of its required financial covenants for at least the next twelve months following the date of filing this Quarterly Report on Form 10-Q with the SEC.
Other Long-Term Obligations
Other Long-term Obligation
In February 2021, we entered into a financing arrangement providing the Company with upfront cash proceeds while permitting us to participate in future proceeds on certain claims. The financing obligation has been classified as a non-current liability, which is expected to be settled in a future period of which the principal is contingent and predicated on other events. Consistent with an obligor’s accounting under a debt instrument, period interest will be accreted using an effective interest rate of 27.0% and until such time that the claims and related obligation is settled. The amount included in interest expense related to this obligation was $8.1 million and $6.2 million for the three months ended March 31, 2023 and 2022, respectively.
Ohio Relocation Fees
Other long-term obligations included $27.4 million at both March 31, 2023 and December 31, 2022, related to the relocation fees for Hollywood Gaming at Dayton Raceway (“Dayton”) and Hollywood Gaming at Mahoning Valley Race Course (“Mahoning Valley”), which opened in August 2014 and September 2014, respectively. The relocation fee for each facility is payable as follows: $7.5 million upon the opening of the facilities and eighteen semi-annual payments of $4.8 million beginning one year after the commencement of operations. This obligation is accreted to interest expense at an effective yield of 5.0%.
Event Center
As of March 31, 2023 and December 31, 2022, other long-term obligations included $9.9 million and $10.7 million, respectively, related to the repayment obligation of a hotel and event center located less than a mile away from Hollywood Casino Lawrenceburg, which was constructed by the City of Lawrenceburg Department of Redevelopment. Effective in January 2015, by contractual agreement, we assumed a repayment obligation for the hotel and event center in the amount of $15.3 million, which was financed through a loan with the City of Lawrenceburg Department of Redevelopment, in exchange for conveyance of the property. Beginning in January 2016, the Company was obligated to make annual payments on the loan of $1.0 million for 20 years. This obligation is accreted to interest expense at its effective yield of 3.0%.

Note 9—Leases
Master Leases
The components contained within the Master Leases are accounted for as either (i) operating leases, (ii) finance leases, or (iii) financing obligations. Changes to future lease payments that are not fixed within the Master Leases (i.e., when future escalators become known or future variable rent resets occur), which are discussed below, require the Company to either (i) increase both the Right-of-use (“ROU”) assets and corresponding lease liabilities with respect to operating and finance leases or (ii) record the incremental variable payment associated with the financing obligation to interest expense. In addition, prior to the effective date of the AR PENN Master Lease (as defined and as discussed below), monthly rent associated with Hollywood Casino Columbus (“Columbus”) and monthly rent in excess of the Hollywood Casino Toledo (“Toledo”) rent floor as contained within the PENN Master Lease (as defined and discussed below), were considered contingent rent.
AR PENN Master Lease
Prior to the effective date of the AR PENN Master Lease (as defined and discussed below) the Company leased real estate assets associated with 19 of the gaming facilities used in its operations via a triple net master lease with GLPI (the “PENN Master Lease”), which became effective November 1, 2013. The PENN Master Lease had an initial term of 15 years with four subsequent, five-year renewal periods on the same terms and conditions, exercisable at the Company’s option.
On February 21, 2023, the Company and GLPI entered into an agreement to amend and restate the PENN Master Lease (the “AR PENN Master Lease”), effective January 1, 2023, to (i) remove the land and buildings for Hollywood Casino Aurora (“Aurora”), Hollywood Casino Joliet (“Joliet”), Columbus, Toledo and the M Resort Spa Casino (“M Resort”), and (ii) make associated adjustments to the rent after which the initial rent in the AR PENN Master Lease will be $284.1 million, consisting of $208.2 million of building base rent, $43.0 million of land base rent and $32.9 million of percentage rent (as such terms are defined in the AR PENN Master Lease). Subsequent to the execution of the AR PENN Master Lease, the Company leases real estate assets associated with 14 of the gaming facilities used in its operations via a triple net master lease. The current term of the AR PENN Master Lease expires on October 31, 2033 and thereafter contains three renewal terms of five years each on the same terms and conditions, exercisable at the Company’s option. The AR PENN Master Lease along with the 2023 Master Lease (as defined and discussed below) are cross-defaulted, cross-collateralized, and coterminous, and subject to a parent guarantee.
The payment structure under the AR PENN Master Lease includes a fixed component, a portion of which is subject to an annual escalator of up to 2%, depending on the Adjusted Revenue to Rent Ratio (as defined in the AR PENN Master Lease) of 1.8:1, and a component that is based on performance, which is prospectively adjusted every five years by an amount equal to 4% of the average change in net revenues of all properties associated with the AR PENN Master Lease compared to a contractual baseline during the preceding five years (“PENN Percentage Rent”).
The next annual escalator test date and PENN Percentage Rent reset is scheduled to occur on November 1, 2023.
We concluded the AR PENN Master Lease constituted a modification event under ASC Topic 842, “Leases” (“ASC 842”), which required us to reassess the classifications of the lease components and remeasure the associated lease liabilities. We concluded the lease term should end at the current lease expiration date of October 31, 2033 and the optional three renewal terms of five years each were not included in the lease term. The Company continues to evolve from a leading retail gaming operator to a leading provider of integrated entertainment, sports content, and casino gaming experiences. We continue to diversify our earning streams by investing in our Interactive segment including our recent acquisition of Barstool which generates its earnings from media related operations. The execution of our omni-channel strategy continues to diversify our earning streams and precludes us from concluding all renewal periods are reasonably assured to be exercised.
As a result of the January 1, 2023 lease modification event, we concluded (i) the land components contained within the AR PENN Master Lease, which were previously primarily classified as finance leases under the PENN Master Lease, to be classified as operating leases, and (ii) control of the building assets have transferred from the Company to the lessor (GLPI) allowing for sale recognition in accordance with ASC 842 which results in the building components to be classified as operating leases. Prior to the January 1, 2023 lease modification event, control of substantially all of the building components were concluded not to have passed from the Company to the lessor in accordance with ASC 842 which required recognition of a financing obligation in accordance with ASC Topic 470, “Debt” (“ASC 470”) and continued recognition of the underlying asset in Property and Equipment, net within our unaudited Consolidated Balance Sheets. In conjunction with the sale recognition on the building components, we (i) derecognized $1.6 billion of financing obligations within our unaudited Consolidated Balance Sheets, offset to “Gain on REIT transaction, net” within our unaudited Statements of Operations; and (ii) derecognized $1.1 billion of Property and Equipment, net associated with the building assets within our unaudited Consolidated

Balance Sheets, offset to “Gain on REIT transaction, net” within our unaudited Consolidated Statements of Operations. As a result of our measurement of the associated operating lease liabilities, we recognized a reduction of the ROU assets and corresponding lease liabilities of $1.2 billion within our unaudited Consolidated Balance Sheets. Lease components classified as an operating lease are recorded to “General and Administrative” within our unaudited Consolidated Statements of Operations.
On January 14, 2022, the ninth amendment to the PENN Master Lease between the Company and GLPI became effective. The ninth amendment restated the definition of “Net Revenue” to clarify the inclusion of online-based revenues derived when a patron is physically present at a leased property, established a “floor” with respect to the Hollywood Casino at PENN National Race Course Net Revenue amount used in the calculation of the annual rent escalator and PENN Percentage Rent, and modified the rent calculations upon a lease termination event as defined in the amendment.
We concluded the ninth amendment constituted a modification event under ASC 842, which required us to reassess the classifications of the lease components and remeasure the associated lease liabilities. As a result of our reassessment of the lease classifications, (i) the land components of substantially all of the PENN Master Lease properties, which were previously classified as operating leases, were then primarily classified as finance leases, and (ii) the land and building components associated with the operations of Dayton and Mahoning Valley, which were previously classified as finance leases, were then classified as operating leases. As a result of our measurement of the associated lease liabilities, we recognized additional ROU assets and corresponding lease liabilities of $455.4 million. The building components of substantially all of the PENN Master Lease properties continued to be classified as financing obligations.
2023 Master Lease
Concurrent with the execution of the AR PENN Master Lease, the Company and GLPI entered into a new triple net master lease (the “2023 Master Lease”), effective January 1, 2023, specific to the property associated with Aurora, Joliet, Columbus, Toledo, M Resort, Hollywood Casino at The Meadows (“Meadows”), and Hollywood Casino Perryville (“Perryville”) and a master development agreement (the “Master Development Agreement”). The 2023 Master Lease has an initial term through October 31, 2033 with three subsequent five-year renewal periods on the same terms and conditions, exercisable at the Company’s option. The 2023 Master Lease terminated the individual triple net leases associated with Meadows and Perryville. The 2023 Master Lease and AR PENN Master Lease are cross-defaulted, cross-collateralized, and coterminous, and subject to a parent guarantee.
The AR PENN Master Lease and the 2023 Master Lease are coterminous, as such consistent with the AR PENN Master Lease, we concluded the 2023 Master Lease term ends at the current lease expiration date of October 31, 2033 and does not include any of the remaining three renewal terms of five years each. (See above lease term discussion for AR PENN Master Lease.)
As a result of our lease classification assessment, we concluded all land and building components contained within the 2023 Master Lease to be operating leases. As a result of our measurement of the operating lease liabilities, we recognized ROU assets and corresponding lease liabilities of $1.8 billion. Additionally, in connection with the termination of the prior Meadows Lease and Perryville Lease (both defined and discussed below), we (i) derecognized $171.9 million in ROU assets within our unaudited Consolidated Balance Sheets; (ii) derecognized $165.5 million in lease liabilities within our unaudited Consolidated Balance Sheets; and (iii) recognized a $6.5 million loss on the termination which is recorded in “Gain on REIT transaction, net” within our unaudited Consolidated Statements of Operations. Lease components classified as an operating lease are recorded to “General and Administrative” within our unaudited Consolidated Statements of Operations.
The 2023 Master Lease includes a base rent (the “2023 Master Lease Base Rent”) equal to $232.2 million and the Master Development Agreement contains additional rent (together with the 2023 Master Lease Base Rent, the “2023 Master Lease Rent”) equal to (i) 7.75% of any project funding received by PENN from GLPI for an anticipated relocation of PENN’s riverboat casino and related developments with respect to Aurora (the “Aurora Project”) and (ii) a percentage, based on the then-current GLPI stock price, of any project funding received by PENN from GLPI for certain anticipated development projects with respect to Joliet, Columbus and M Resort (the “Other Development Projects”). The Master Development Agreement provides that GLPI will fund, upon PENN’s request, up to $225.0 million for the Aurora Project and up to $350.0 million in the aggregate for the Other Development Projects, in accordance with certain terms and conditions set forth in the Master Development Agreement. These funding obligations of GLPI expire on January 1, 2026. The 2023 Master Lease Rent will be subject to a one-time increase of $1.4 million, effective November 1, 2027. The 2023 Master Lease Rent will be further subject to a fixed escalator of 1.5% on November 1, 2023 and annually thereafter. The Master Development Agreement provides that PENN may elect not to proceed with a development project prior to GLPI’s commencement of any equity or debt offering or credit facility draw intended to fund such a project or after such time in certain instances, provided that GLPI will be reimbursed for all costs and expenses incurred in connection with such discontinued project. The Aurora Project and the Other Development Projects are all subject to necessary regulatory and other government approvals.

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
The payment structure under the Pinnacle Master Lease includes a fixed component, a portion of which is subject to an annual escalator of up to 2%, depending on the Adjusted Revenue to Rent Ratio (as defined in the Pinnacle Master Lease) of 1.8:1, and a component that is based on performance of the properties, which is prospectively adjusted every two years by an amount equal to 4% of the average change in net revenues compared to a contractual baseline during the preceding two years (“Pinnacle Percentage Rent”).
As a result of the annual escalator, effective May 1, 2023 for the lease year ended April 30, 2023, the fixed component of rent increased by $4.7 million and an additional ROU asset and corresponding lease liability of $33.3 million were recognized associated with the finance lease components of the Pinnacle Master Lease. Both the next annual escalator and the next Pinnacle Percentage Rent reset are scheduled to occur on May 1, 2024.
On January 14, 2022, the fifth amendment to the Pinnacle Master Lease between the Company and GLPI became effective. The fifth amendment restates the definition of “Net Revenue” to clarify the inclusion of online-based revenues derived when a patron is physically present at a leased property and modifies the rent calculations upon a lease termination event as defined in the amendment.
We concluded the fifth amendment to the Pinnacle Master Lease constituted a modification event under ASC 842 (collectively with the ninth amendment to the PENN Master Lease, the “2022 Lease Modification”). As a result of the modification, the land components of substantially all of the Pinnacle Master Lease properties, which were previously classified as operating leases, are now primarily classified as finance leases. As a result of our measurement of the associated lease liabilities, we recognized additional ROU assets and corresponding lease liabilities of $937.6 million. The building components of substantially all of the Pinnacle Master Lease properties continue to be classified as financing obligations. Lease components classified as a finance lease are recorded to “Depreciation and amortization” and “Interest expense, net” within our unaudited Consolidated Statements of Operations. The Company recognizes interest expense on the lease payments related to the financing obligation under the effective yield method.
Other Triple Net Leases with REIT Landlords
Morgantown Lease
On October 1, 2020, the Company entered into a triple net lease with a subsidiary of GLPI for the land underlying our development project in Morgantown, Pennsylvania (“Morgantown Lease”) in exchange for $30.0 million in rent credits which were utilized to pay rent under the Master Leases, Meadows Lease, and the Morgantown Lease during the year ended December 31, 2020.
All improvements made on the land, including the constructed building, will be owned by the Company while the lease is in effect, however, on the expiration or termination of the Morgantown Lease, ownership of all tenant improvements on the land will transfer to GLPI.
We concluded control of the land underlying the Morgantown facility was not passed from the Company to the lessor in accordance with ASC 842. As such we recognized a financing obligation in accordance with ASC 470 and continue to recognize the underlying asset in Property and Equipment, net within our unaudited Consolidated Balance Sheets. The Company recognizes interest expense on the lease payments related to the financing obligation under the effective yield method.
Perryville Lease
In conjunction with the acquisition of the operations of Perryville on July 1, 2021, the Company entered into a triple net lease with GLPI for the real estate assets associated with the property (“Perryville Lease”) for initial annual rent of $7.8 million per year subject to escalation. As discussed above, as a result of entering into the 2023 Master Lease, the Perryville Lease was terminated effective January 1, 2023.

Prior to the lease termination, the land and building components were classified as finance leases. Lease components classified as a finance lease were recorded to “Depreciation and amortization” and “Interest expense, net” within our unaudited Consolidated Statements of Operations.
Meadows Lease
In connection with the acquisition of Pinnacle, we assumed a triple net operating lease associated with the real estate assets at Meadows (“Meadows Lease”), originally effective September 9, 2016. Upon assumption of the Meadows Lease, there were eight years remaining of the initial ten-year term, with three subsequent, five-year renewal options followed by one four-year renewal option on the same terms and conditions, exercisable at the Company’s option.
As discussed above, as a result of entering into the 2023 Master Lease, the Meadows Lease was terminated effective January 1, 2023.
Prior to the termination of the Meadows Lease, the land and building components were classified as operating leases. Lease components classified as an operating lease were recorded to “General and Administrative” within our unaudited Consolidated Statements of Operations.
Margaritaville Lease
On January 1, 2019, the Company entered into an individual triple net lease with VICI Properties Inc. (NYSE: VICI) (“VICI”) for the real estate assets used in the operations of Margaritaville Resort Casino (the “Margaritaville Lease”). The Margaritaville Lease has an initial term of 15 years, with four subsequent five-year renewal options on the same terms and conditions, exercisable at the Company’s option. The payment structure under the Margaritaville Lease includes a fixed component, a portion that is subject to an annual escalator of up to 2% depending on a minimum coverage floor ratio of Net Revenue to Rent of 6.1:1, and a component that is based on performance, which is prospectively adjusted every two years by an amount equal to 4% of the average change in net revenues of the property compared to a contractual baseline during the preceding two years (“Margaritaville Percentage Rent”).
The land and building components contained within the Margaritaville Lease are classified as operating leases. Lease components classified as an operating lease are recorded to “General and Administrative” within our unaudited Consolidated Statements of Operations.
On February 1, 2023, the Margaritaville Lease annual escalator test resulted in an annual rent increase of $0.4 million and the recognition of an additional operating lease ROU asset and corresponding lease liability of $2.8 million. The next annual escalator test date is scheduled to occur on February 1, 2024. Additionally, on February 1, 2023, the Margaritaville Percentage Rent reset resulted in an annual rent increase of $2.3 million which will be in effect until the next Margaritaville Percentage Rent reset, scheduled to occur on February 1, 2025. Upon reset of the Margaritaville Percentage Rent, effective February 1, 2023, we recognized an additional operating lease ROU asset and corresponding lease liability of $9.8 million.
Greektown Lease
On May 23, 2019, the Company entered into an individual triple net lease with VICI for the real estate assets used in the operations of Hollywood Casino at Greektown (the “Greektown Lease”). The Greektown Lease has an initial term of 15 years, with four subsequent five-year renewal options on the same terms and conditions, exercisable at the Company’s option. The payment structure under the Greektown Lease includes a fixed component, a portion subject to an annual escalator of up to 2% depending on an Adjusted Revenue to Rent Ratio (as defined in the Greektown Lease) of 1.85:1, and a component that is based on performance, which is prospectively adjusted every two years by an amount equal to 4% of the average change in net revenues of the property compared to a contractual baseline during the preceding two years.
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
The land and building components contained within the Greektown Lease are classified as operating leases. Lease components classified as an operating lease are recorded to “General and Administrative” within our unaudited Consolidated Statements of Operations.

Tropicana Lease
Prior to the closing of the sale of PENN’s outstanding equity interest in Tropicana Las Vegas (“Tropicana”) on September 26, 2022, the Company leased the real estate assets used in the operations of Tropicana for nominal cash rent (the “Tropicana Lease”). The term of the Tropicana Lease was for two years (subject to three one-year extensions at GLPI’s option) or until the real estate assets and the operations of the Tropicana were sold. Upon execution of the Tropicana Lease, we recorded an operating lease ROU asset of $61.6 million, which was included in “Lease right-of-use assets” within our unaudited Consolidated Balance Sheets.
The land and building components contained within the Tropicana Lease were classified as operating leases. Lease components classified as an operating lease were recorded to “General and Administrative” within our unaudited Consolidated Statements of Operations.
Non-REIT Operating Leases
In addition to any operating lease components contained within the Master Leases, Meadows Lease, Margaritaville Lease, Greektown Lease and Tropicana Lease (referred to as “triple net operating leases”), the Company’s operating leases consists of (i) ground and levee leases to landlords which were not assumed by our REIT Landlords and remain an obligation of the Company, and (ii) building and equipment not subject to the Master Leases. Certain of our lease agreements include rental payments based on a percentage of sales over specified contractual amounts, rental payments adjusted periodically for inflation, and rental payments based on usage. The Company’s leases include options to extend the lease terms. The Company’s operating lease agreements do not contain any material residual value guarantees or material restrictive covenants.
The following is a maturity analysis of our operating leases, finance leases and financing obligations as of March 31, 2023:

(in millions)	Operating Leases	Finance Leases	Financing Obligations
Year ended December 31,
2023 (excluding the three months ended March 31, 2023)	$455.2	$117.2	$124.8
2024	583.6	147.0	166.5
2025	579.2	142.4	166.6
2026	581.5	142.4	166.6
2027	584.4	142.3	166.6
Thereafter	3,892.8	3,314.2	3,996.1
Total lease payments	6,676.7	4,005.5	4,787.2
Less: Imputed interest	(2,354.1)	(1,900.5)	(2,330.4)
Present value of future lease payments	4,322.6	2,105.0	2,456.8
Less: Current portion of lease obligations	(280.3)	(47.2)	(39.8)
Long-term portion of lease obligations	$4,042.3	$2,057.8	$2,417.0

Total payments made under the Triple Net Leases were as follows:

	For the three months ended March 31,
(in millions)	2023	2022
AR PENN Master Lease	$71.1	$—
2023 Master Lease	58.0	—
PENN Master Lease	—	119.2
Pinnacle Master Lease	84.1	82.5
Perryville Lease	—	1.9
Meadows Lease	—	6.2
Margaritaville Lease	6.4	5.9
Greektown Lease	12.8	12.8
Morgantown Lease	0.8	0.8
Total (1)	$233.2	$229.3
(1)For the three months ended March 31, 2022, rent payable under the Tropicana Lease was nominal. Therefore, it has been excluded from the table above. The Tropicana Lease was terminated on September 26, 2022.
Information related to lease term and discount rate was as follows:

	March 31, 2023	December 31, 2022
Weighted-Average Remaining Lease Term
Operating leases	12.0 years	19.1 years
Finance leases	28.1 years	26.7 years
Financing obligations	28.3 years	27.5 years

Weighted-Average Discount Rate
Operating leases	7.7%	5.8%
Finance leases	5.2%	5.2%
Financing obligations	5.2%	7.7%

The components of lease expense were as follows:

	Location on unaudited Consolidated Statements of Operations	For the three months ended March 31,
(in millions)		2023	2022
Operating Lease Costs
Rent expense associated with triple net operating leases (1)	General and administrative	$146.0	$60.1
Operating lease cost (2)	Primarily General and administrative	4.8	5.0
Short-term lease cost	Primarily Gaming expenses	19.0	18.1
Variable lease cost (2)	Primarily Gaming expenses	1.0	1.1
Total		$170.8	$84.3

Finance Lease Costs
Interest on lease liabilities (3)	Interest expense, net	$27.6	$39.5
Amortization of ROU assets (3)	Depreciation and amortization	21.7	32.1
Total		$49.3	$71.6

Financing Obligation Costs
Interest on financing obligations (4)	Interest expense, net	$36.4	$89.6
(1)For the three months ended March 31, 2023, pertains to the following operating leases: (i) AR PENN Master Lease; (ii) 2023 Master Lease; (iii) Margaritaville Lease; and (iv) Greektown Lease.
For the three months ended March 31, 2022, pertains to the operating lease components contained within the (i) PENN Master Lease (specific to the land and building components associated with the operations of Dayton and Mahoning Valley); (ii) Meadows Lease; (iii) Margaritaville Lease; (iv) Greektown Lease; and (v) Tropicana Lease (which terminated on September 26, 2022).
(2)Excludes the operating lease costs and variable lease costs pertaining to our triple net leases with our REIT landlords classified as operating leases, discussed in footnote (1) above.
(3)For the three months ended March 31, 2023, pertains to the finance lease components associated with the Pinnacle Master Lease.
For the three months ended March 31, 2022, pertains to the finance lease components associated with the (i) PENN Master Lease; (ii) Pinnacle Master Lease; and (iii) Perryville Lease. The finance lease components contained within the PENN Master Lease and the Pinnacle Master Lease consisted of the land, inclusive of the variable expense associated with Columbus and Toledo.
(4)     For the three months ended March 31, 2023, pertains to the components contained within the Pinnacle Master Lease (primarily buildings) and the Morgantown Lease.
For the three months ended March 31, 2022, pertains to the components contained within the PENN Master Lease (primarily buildings) inclusive of the variable expense associated with Columbus and Toledo for the financing obligation components (the buildings), Pinnacle Master Lease (primarily buildings), and the Morgantown Lease.
Supplemental cash flow information related to leases was as follows:

	For the three months ended March 31,
(in millions)	2023	2022
Non-cash lease activities:
Commencement of operating leases	$3,657.4	$38.1
Derecognition of operating lease liabilities	$307.7	$—
Commencement of finance leases	$—	$1,357.8
Derecognition of finance lease liabilities	$2,933.6	$—
Derecognition of finance obligations	$1,567.8	$—
Note 10—Investments in and Advances to Unconsolidated Affiliates
As of March 31, 2023, investments in and advances to unconsolidated affiliates primarily consisted of the Company’s 50% investment in Kansas Entertainment, the joint venture with NASCAR that owns Hollywood Casino at Kansas Speedway.

Kansas Entertainment Joint Venture
As of March 31, 2023 and December 31, 2022, our investment in Kansas Entertainment was $81.2 million and $81.5 million, respectively. During the three months ended March 31, 2023 and 2022, the Company received distributions from Kansas Entertainment totaling $8.5 million and $8.0 million, respectively. The Company deems these distributions to be returns on its investment based on the source of those cash flows from the normal business operations of Kansas Entertainment.
The Company has determined that Kansas Entertainment does not qualify as a VIE. Using the guidance for entities that are not VIEs, the Company determined that it did not have a controlling financial interest in the joint venture, primarily as it did not have the ability to direct the activities of the joint venture that most significantly impacted the joint venture’s economic performance without the input of NASCAR. Therefore, the Company did not consolidate the financial position of Kansas Entertainment as of March 31, 2023 and December 31, 2022, nor the results of operations for the three months ended March 31, 2023 and 2022.
Note 11—Income Taxes
The Company calculates the provision for income taxes during interim reporting periods by applying an estimate of the annual effective tax rate to its year-to-date pretax book income or loss. The tax effects of discrete items, including but not limited to, excess tax benefits associated with stock-based compensation, are reported in the interim period in which they occur. The effective tax rate (income taxes as a percentage of income or loss before income taxes) including discrete items was 23.8% for the three months ended March 31, 2023, as compared to 48.0% for the three months ended March 31, 2022. We excluded certain foreign losses from our worldwide effective tax rate calculation due to a year-to-date ordinary loss for which no benefit may be recognized. Our effective income tax rate can vary from period to period depending on, among other factors, the geographic and business mix of our earnings and changes to our valuation allowance. Certain of these and other factors, including our history and projections of pretax earnings, are considered in assessing our ability to realize our net deferred tax assets.
As of each reporting date, the Company considers all available positive and negative evidence that could affect its view of the future realization of deferred tax assets pursuant to ASC Topic 740, “Income Taxes.” As of March 31, 2023, we intend to continue maintaining a valuation allowance on our deferred tax assets until there is sufficient positive evidence to support the reversal of all or some portion of these allowances. A reduction in the valuation allowance could result in a significant decrease to income tax expense in the period the release is recorded. Although the exact timing and valuation reversal amount are estimated, the actual determination is contingent upon the earnings level we achieve in 2023 as well as our projected income levels in future periods. During the three months ended March 31, 2023, the Company decreased the valuation allowance need in the amount of $3.1 million related to a combination of income levels, accounting for Master Leases and the Barstool Acquisition that had the effect on certain state deferred tax assets that are more likely than not to be realized.
During the measurement period following the Barstool Acquisition, which was completed on February 17, 2023, the Company will continue to refine its purchase accounting estimates. Any changes in the purchase accounting may affect the recorded net deferred tax assets and liabilities as well as our effective tax rate in a future period. We recorded a net deferred tax liability of $115.9 million with respect to the Barstool Acquisition. These temporary differences were primarily related to existing carryover tax basis, acquired federal and state net operating losses and other acquired intangibles excluding goodwill. Barstool operations will now be included in our consolidated federal, state and local tax returns, which will have an impact on our effective tax rate in certain jurisdictions.
As of March 31, 2023, the Company has a current income tax payable of $66.6 million included in “Accrued expenses and other current liabilities” within our unaudited Consolidated Balance Sheets, compared to prepaid income taxes of $15.2 million as of December 31, 2022, which were included in “Prepaid expenses” within our unaudited Consolidated Balance Sheets.
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

Note 13—Stockholders’ Equity and Stock-Based Compensation
Common and Preferred Stock
On February 17, 2023, as part of the Barstool Acquisition as discussed in Note 6, “Acquisitions,” the Company issued 2,442,809 shares of common stock to certain former stockholders of Barstool (the “Share Consideration”). The issuance of the Share Consideration was exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(a)(2) thereof, because such issuance did not involve a public offering. The Share Consideration is subject to transfer restrictions providing that the former Barstool stockholders (i) may not transfer any of their Share Consideration for one year following the closing of the Barstool Acquisition, (ii) may transfer up to one-third of their Share Consideration after the first anniversary of the closing of the Barstool Acquisition, and (iii) may transfer their remaining Share Consideration after the second anniversary of the closing of the Barstool Acquisition, in each case subject to compliance with applicable securities laws.
In conjunction with the February 20, 2020 stock purchase agreement between PENN and Barstool, the Company issued 883 shares of Series D Preferred Stock, par value $0.01 (the “Series D Preferred Stock”) to certain individual stockholders affiliated with Barstool. 1/1,000th of a share of Series D Preferred Stock is convertible into one share of PENN common stock. The Series D Preferred stockholders are entitled to participate equally and ratably in all dividends and distributions paid to holders of PENN common stock based on the number of shares of PENN common stock into which such Series D Preferred Stock could convert. Series D Preferred Stock is nonvoting stock. The Series D Preferred Stock issued to certain individual stockholders affiliated with Barstool continue to be available for conversion into PENN common stock in tranches over four years as stipulated in the February 2020 stock purchase agreement, with the first and second 20% tranches having been available for conversion into PENN common stock in the first quarter of 2021 and first quarter of 2022, respectively. During the three months ended March 31, 2023, an additional tranche of 30% became available for conversion.
On February 23, 2022 and February 24, 2022, 43 and 151 shares of Series D Preferred Stock, respectively, were converted to common stock. As a result of the conversion, the Company issued 43,000 and 151,200 shares of common stock, respectively, each with a par value of $0.01. The issuances were exempt from registration pursuant to Section 4(a)(2) of the Securities Act.
On March 3, 2023, 227 shares of Series D Preferred Stock were converted to common stock. As a result of the conversion, the Company issued 226,800 shares of common stock with a par value of $0.01. The issuances were exempt from registration pursuant to Section 4(a)(2) of the Securities Act. As of March 31, 2023, 89 shares of the Series D Preferred Stock can be converted into PENN common stock.
As of March 31, 2023 and December 31, 2022, there were 5,000 shares authorized of Series D Preferred Stock, of which 354 shares and 581 shares were outstanding, respectively.
In connection with the acquisition of theScore in October 2021, we issued 12,319,340 of PENN common stock and 697,539 exchangeable shares (“Exchangeable Shares”) through the capital of an indirect wholly-owned subsidiary of PENN, in addition to cash consideration. Each Exchangeable Share is exchangeable into one share of PENN Common Stock at the option of the holder, subject to certain adjustments. Upon the acquisition of theScore, certain employees of theScore elected to have their outstanding equity awards, which were assumed under theScore plan (as defined below), issued as Exchangeable Shares, once the shares vest or are exercised. In addition, the Company may redeem all outstanding Exchangeable Shares in exchange for shares of PENN common stock at any time following the fifth anniversary of the closing (October 19, 2021), or earlier under certain circumstances.
During the three months ended March 31, 2023, we issued 2,854 Exchangeable Shares. No Exchangeable Shares were issued during the three months ended March 31, 2022. As of March 31, 2023 and December 31, 2022, there were 768,441 Exchangeable shares authorized in both periods, of which 560,758 shares and 620,019 shares were outstanding, respectively.
Share Repurchase Authorization
On February 1, 2022, the Board of Directors of PENN approved a $750.0 million share repurchase program, which expires on January 31, 2025 (the “February 2022 Authorization”).
On December 6, 2022, a second share repurchase program was authorized for an additional $750.0 million (the “December 2022 Authorization”). The December 2022 Authorization expires on December 31, 2025.
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
During the three months ended March 31, 2023, the Company repurchased 1,646,963 shares of its common stock in open market transactions for $50.0 million at an average price of $30.36 per share under the February 2022 Authorization.
During the three months ended March 31, 2022, the Company repurchased 3,802,408 shares of its common stock in open market transactions for $175.1 million at an average price of $46.04 per share under the February 2022 Authorization.
The cost of all repurchased shares is recorded as “Treasury stock” within our unaudited Consolidated Balance Sheets.
Subsequent to the quarter ended March 31, 2023, the Company repurchased 647,319 shares of its common stock at an average price of $29.21 per share for an aggregate amount of $18.9 million. As of May 3, 2023, the remaining availability under our February 2022 Authorization and our December 2022 Authorization was $80.4 million and $750.0 million, respectively.
2022 Long Term Incentive Compensation Plan
On June 7, 2022, the Company’s shareholders, upon the recommendation of the Company’s Board of Directors, approved the Company’s 2022 Long Term Incentive Compensation Plan (the “2022 Plan”). The 2022 Plan authorizes the Company to issue stock options (incentive and/or non-qualified), stock appreciation rights (“SARs”), restricted stock (shares and/or units), performance awards (shares and/or units), and cash awards to executive officers, non-employee directors, other employees, consultants, and advisors of the Company and its subsidiaries. Non-employee directors and consultants are eligible to receive all such awards, other than incentive stock options. Pursuant to the 2022 Plan, 6,870,000 shares of the Company’s common stock are reserved for issuance, plus any shares of common stock subject to outstanding awards under both the previous 2018 Long Term Incentive Compensation Plan, as amended (“2018 Plan”) and the Score Media and Gaming Inc. Second Amended and Restated Stock Option and Restricted Stock Unit Plan (the “theScore Plan”) as of June 7, 2022, and outstanding awards that are forfeited or settled for cash under each of the prior plans. For purposes of determining the number of shares available for issuance under the 2022 Plan, stock options, restricted stock and all other equity settled awards count against the 6,870,000 limit as one share of common stock for each share granted. Any awards that are not settled in shares of common stock are not counted against the share limit. As of March 31, 2023, there are 3,915,291 shares available for future grants under the 2022 Plan.
Performance Share Program
The Company’s performance share programs were adopted to provide our NEOs and certain other key executives with stock-based compensation tied directly to the Company’s performance, which further aligns their interests with our shareholders and provides compensation only if the designated performance goals are met for the applicable performance periods.
An aggregate of 461,747 and 238,784 restricted units with performance-based vesting conditions, at target, were granted during the three months ended March 31, 2023 and 2022, respectively, under the Performance Share Program II. Restricted stock issued pursuant to the Performance Share Program II consist of three one year-year performance periods over a three-year service period. The awards have the potential to be earned at between 0% and 150% of the number of shares granted depending on achievement of the annual performance goals, and remain subject to vesting for the full three-year service period.
In addition to the above, during the three months ended March 31, 2023, the Company granted key employees of theScore 202,518 restricted units with performance-based vesting conditions that are dependent on the achievement of certain milestones. The awards have the potential to be earned at between 0% and 100% and consist of two, one year-year performance periods, each containing an applicable milestone. The awards also contain a one-year vesting requirement and vesting is subject to: (a) the satisfaction of the milestones on or before the applicable expiration date and (b) continued service through the date on which the respective portion of the awards vests.
Stock-based Compensation Expense
Stock-based compensation expense, which pertains principally to our stock options and restricted stock, including restricted stock with performance conditions, was $16.5 million and $17.0 million for the three months ended March 31, 2023 and 2022 and is included within the unaudited Consolidated Statements of Operations under “General and administrative.”

Stock Options
The Company granted 837,873 and 393,049 stock options during the three months ended March 31, 2023, and 2022 respectively.
Cash-settled Phantom Stock Units
Our outstanding phantom stock units (“CPUs”), are settled in cash and entitle plan recipients to receive a cash payment based on the fair value of the Company’s common stock which is based on the closing stock price of the trading day preceding the vest date. Our CPUs vest over a period of one or four years. The CPUs are accounted for as liability awards and are re-measured at fair value each reporting period until they become vested with compensation expense being recognized over the requisite service period. The Company has a liability, which is included in “Accrued expenses and other current liabilities” within the unaudited Consolidated Balance Sheets, associated with its cash-settled CPUs of $1.4 million and $2.1 million as of March 31, 2023 and December 31, 2022, respectively.
As of March 31, 2023, there was a total of $4.1 million unrecognized compensation cost related to CPUs that will be recognized over the awards remaining weighted-average vesting period of 0.9 years. For the three months ended March 31, 2023 and 2022, the Company recognized $0.7 million and $0.6 million of compensation expense associated with these awards, respectively. Compensation expense associated with our CPUs is recorded in “General and administrative” within the unaudited Consolidated Statements of Operations. We paid $1.4 million and $7.4 million for the three months ended March 31, 2023 and 2022, respectively, pertaining to cash-settled CPUs.
Stock Appreciation Rights
Our outstanding SARs are settled in cash and are accounted for as liability awards, and generally vest over a period of four years. The fair value of cash-settled SARs is calculated each reporting period and estimated using the Black-Scholes option pricing model. The Company has a liability, which is included in “Accrued expenses and other current liabilities” within the unaudited Consolidated Balance Sheets, associated with its cash-settled SARs of $8.7 million and $9.2 million as of March 31, 2023 and December 31, 2022, respectively.
For SARs held by employees of the Company, there was $4.2 million of total unrecognized compensation cost as of March 31, 2023 that will be recognized over the awards remaining weighted-average vesting period of 1.9 years. The Company recognized a reduction to compensation expense of $0.1 million for the three months ended March 31, 2023, and no compensation expense for the three months ended March 31, 2022. Compensation expense associated with our SARs is recorded in “General and administrative” within the unaudited Consolidated Statements of Operations. We paid $0.5 million and $0.2 million during the three months ended March 31, 2023 and 2022, respectively, related to cash-settled SARs.
Other
In the second quarter of 2021, the Company entered into two promissory notes with shareholders for a total of $9.0 million. The promissory notes were unsecured with interest of 2.25%. During the three months ended March 31, 2023, the outstanding loan balance was settled and recorded as an increase of equity within “Additional paid-in capital” in our unaudited Consolidated Balance Sheets.
Note 14—Earnings per Share
For the three months ended March 31, 2023 and 2022 we recorded net income attributable to PENN. As such, we used diluted weighted-average common shares outstanding when calculating diluted income per share. Stock options, restricted stock, convertible preferred shares and convertible debt that could potentially dilute basic EPS in the future are included in the computation of diluted income per share.

The following table sets forth the allocation of net income for the three months ended March 31, 2023 and 2022 under the two-class method.

	For the three months ended March 31,
(in millions)	2023	2022
Net income attributable to PENN Entertainment	$514.5	$51.7
Net income applicable to preferred stock	1.7	0.2
Net income applicable to common stock	$512.8	$51.5
The following table reconciles the weighted-average common shares outstanding used in the calculation of basic EPS to the weighted-average common shares outstanding used in the calculation of diluted EPS for the three months ended March 31, 2023 and 2022:

	For the three months ended March 31,
(in millions)	2023	2022
Weighted-average common shares outstanding	153.3	168.2
Assumed conversion of:
Dilutive stock options	0.9	1.5
Dilutive restricted stock	0.3	0.4
Convertible debt	14.1	14.1
Weighted-average common shares outstanding - Diluted	168.6	184.2
Restricted stock with performance and market based vesting conditions that have not been met as of March 31, 2023 were excluded from the computation of diluted EPS.
Options to purchase 1.5 million shares were outstanding during the three months ended March 31, 2023, compared to 0.8 million during the three months ended March 31, 2022, but were not included in the computation of diluted EPS because they were anti-dilutive.
The assumed conversion of 0.5 million preferred shares were excluded from the computation of diluted EPS for the three months ended March 31, 2023, as compared to 0.7 million preferred shares for the three months ended March 31, 2022, because including them would have been anti-dilutive.

The Company’s calculation of weighted-average common shares outstanding includes the Exchangeable Shares as discussed Note 13, “Stockholders’ Equity and Stock-Based Compensation.” The following table presents the calculation of basic and diluted EPS for the Company’s common stock for the three months ended March 31, 2023 and 2022:

	For the three months ended March 31,
(in millions, except per share data)	2023	2022
Calculation of basic earnings per share:
Net income applicable to common stock	$512.8	$51.5
Weighted-average shares outstanding - PENN Entertainment	152.7	167.5
Weighted-average shares outstanding - Exchangeable Shares	0.6	0.7
Weighted-average common shares outstanding - basic	153.3	168.2
Basic earnings per share	$3.35	$0.31

Calculation of diluted earnings per share:
Net income applicable to common stock	$512.8	$51.5
Interest expense, net of tax (1):
Convertible Notes	1.8	1.8
Diluted income applicable to common stock	$514.6	$53.3
Weighted-average common shares outstanding - diluted	168.6	184.2
Diluted earnings per share	$3.05	$0.29
(1)The three months ended March 31, 2023 were tax-affected at a rate of 21%. The three months ended March 31, 2022, were tax-affected at a rate of 20%.
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
Equity Securities
As of March 31, 2023 and December 31, 2022, we held $13.9 million and $17.1 million in equity securities of ordinary shares, respectively, which are reported as “Other assets” in our unaudited Consolidated Balance Sheets. These equity securities are the result of PENN Interactive entering into multi-year agreements with third-party online sports betting and/or iCasino operators for online sports betting and iCasino market access across our portfolio.

During the three months ended March 31, 2023 and 2022, we recognized unrealized holding losses of $3.2 million and $38.7 million related to these equity securities, respectively, which is included in “Other,” as reported in “Other income (expenses)” within our unaudited Consolidated Statements of Operations.
The fair value of the equity securities was determined using Level 2 inputs, which use market approach valuation techniques. The primary inputs to those techniques include the quoted market price of the equity securities and foreign currency exchange rates.
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
As of March 31, 2023 and December 31, 2022, PRP held $7.9 million in promissory notes issued by RDC and $6.7 million in local government corporation bonds issued by RDC, at amortized cost. The promissory notes and the local government corporation bonds are collateralized by the assets of Retama Park Racetrack. As of March 31, 2023 and December 31, 2022, the promissory notes and the local government corporation bonds were included in “Other assets” within our unaudited Consolidated Balance Sheets.
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
Long-term Debt
The fair value of our Amended Term Loan A Facility, Amended Term Loan B Facility, 5.625% Notes, 4.125% Notes, and the Convertible Notes is estimated based on quoted prices in active markets and is classified as a Level 1 measurement.
Other long-term obligations as of March 31, 2023 and December 31, 2022 included a financing arrangement entered in February of 2021, the relocation fees for Dayton and Mahoning Valley, and the repayment obligation of the hotel and event center located near Hollywood Casino Lawrenceburg. See Note 8, “Long-term Debt” for details. The fair values of the Dayton and Mahoning Valley relocation fees and the Lawrenceburg repayment obligation are estimated based on rates consistent with the Company’s credit rating for comparable terms and debt instruments and are classified as Level 2 measurements.
Additionally, in February 2021, we entered into a third-party financing arrangement providing the Company with upfront cash proceeds while permitting us to participate in future proceeds on certain claims. The financing obligation has been classified as a non-current liability and the fair value of the financing obligation is based on what we expect to be settled in a future period of which the principal is contingent and predicated on other events, plus accreted period non-cash interest using an effective interest rate of 27.0% until the claims and related obligation is settled. The financing obligation has been classified as a Level 3 measurement and is included within our unaudited Consolidated Balance Sheets in “Long-term debt, net of current maturities, debt discount and debt issuance costs.” See Note 8, “Long-term Debt.”
Other Liabilities
Other liabilities as of March 31, 2023 and December 31, 2022 includes contingent purchase price liabilities related to Plainridge Park Casino and Hitpoint Inc. and Lucky Point Inc. (collectively “Hitpoint”), of which Hitpoint was acquired on May 11, 2021. The Hitpoint contingent purchase price liability is payable in installments up to a maximum of $1.0 million in the form of cash and equity, on the first three anniversaries of the acquisition close date and is based on the achievement of mutual goals established by the Company and Hitpoint. As of March 31, 2023, there are two annual achievement periods remaining. The Plainridge Park Casino contingent purchase price liability is calculated based on earnings of the gaming operations over the first ten years of operations, which commenced on June 24, 2015. As of March 31, 2023, we were contractually obligated to make three additional annual payments. The fair value of the Plainridge Park Casino contingent purchase price liability is estimated based on an income approach using a discounted cash flow model. These contingent purchase price liabilities have been classified as a Level 3 measurement and are included within our unaudited Consolidated

Balance Sheets in “Accrued expenses and other current liabilities” or “Other long-term liabilities,” depending on the timing of the next payment.
The carrying amounts and estimated fair values by input level of the Company’s financial instruments were as follows:

	March 31, 2023
(in millions)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$1,311.3	$1,311.3	$1,311.3	$—	$—
Equity securities	$13.9	$13.9	$—	$13.9	$—
Held-to-maturity securities	$6.7	$6.7	$—	$6.7	$—
Promissory notes	$7.9	$7.9	$—	$7.9	$—
Financial liabilities:
Long-term debt
Amended Credit Facilities	$1,495.6	$1,515.3	$1,515.3	$—	$—
5.625% Notes	$399.7	$373.0	$373.0	$—	$—
4.125% Notes	$394.0	$330.0	$330.0	$—	$—
Convertible Notes	$324.8	$473.7	$473.7	$—	$—
Other long-term obligations	$163.5	$162.1	$—	$35.9	$126.2
Other liabilities	$10.2	$10.1	$—	$2.7	$7.4

	December 31, 2022
(in millions)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$1,624.0	$1,624.0	$1,624.0	$—	$—
Equity securities	$17.1	$17.1	$—	$17.1	$—
Held-to-maturity securities	$6.7	$6.7	$—	$6.7	$—
Promissory notes	$7.9	$7.9	$—	$7.9	$—
Financial liabilities:
Long-term debt
Amended Credit Facilities	$1,503.6	$1,514.7	$1,514.7	$—	$—
5.625% Notes	$399.7	$371.0	$371.0	$—	$—
4.125% Notes	$393.8	$327.0	$327.0	$—	$—
Convertible Notes	$324.3	$550.8	$550.8	$—	$—
Other long-term obligations	$156.1	$154.4	$—	$36.4	$118.0
Other liabilities	$9.9	$9.6	$—	$2.4	$7.2
Puts and calls related to certain Barstool shares	$0.4	$0.4		$0.4	$—
The following table summarizes the changes in fair value of our Level 3 liabilities measured on a recurring basis:

(in millions)	Other Liabilities
Balance as of January 1, 2023	$125.2
Interest	8.1
Included in earnings (1)	0.3
Balance as of March 31, 2023	$133.6
(1)The expense is included in “General and administrative” within our unaudited Consolidated Statements of Operations.

The following table summarizes the significant unobservable inputs used in calculating fair value for our Level 3 liabilities on a recurring basis as of March 31, 2023:

	Valuation Technique	Unobservable Input	Discount Rate
Other long-term obligation	Discounted cash flow	Discount rate	27.0%
Contingent purchase price - Plainridge Park Casino	Discounted cash flow	Discount rate	7.7%
Note 16—Segment Information
We have aggregated our operating segments into five reportable segments. Retail operating segments are based on the similar characteristics within the regions in which they operate: Northeast, South, West, and Midwest. Our Interactive segment includes all of our online sports betting, iCasino and social gaming operations, management of retail sports betting, media, and the operating results of Barstool (the remaining 64% of Barstool common stock, not already owned by PENN, was acquired on February 17, 2023). The Other category is included in the following tables to reconcile the segment information to the consolidated information.
The Company utilizes Adjusted EBITDAR (as defined below) as its measure of segment profit or loss. The following table highlights our revenues and Adjusted EBITDAR for each reportable segment and reconciles Adjusted EBITDAR on a consolidated basis to net income.

	For the three months ended March 31,
(in millions)	2023	2022
Revenues:
Northeast segment	$700.5	$658.5
South segment	314.8	341.4
West segment	129.7	140.9
Midwest segment	295.3	282.9
Interactive segment	233.5	141.5
Other (1)	5.8	7.3
Intersegment eliminations (2)	(6.3)	(8.3)
Total	$1,673.3	$1,564.2

Adjusted EBITDAR (3):
Northeast segment	$212.9	$205.2
South segment	123.6	146.5
West segment	49.1	51.2
Midwest segment	125.6	125.5
Interactive segment	(5.7)	(10.0)
Other (1)	(27.3)	(23.7)
Total (3)	478.2	494.7
Other operating benefits (costs) and other income (expenses):
Rent expense associated with triple net operating leases (4)	(146.0)	(60.1)
Stock-based compensation	(16.5)	(17.0)
Cash-settled stock-based awards variance	2.9	2.9
Gain on disposal of assets	—	0.1
Contingent purchase price	(0.3)	0.1
Pre-opening expenses	—	(1.5)
Depreciation and amortization	(107.5)	(118.2)
Insurance recoveries, net of deductible charges	—	8.8
Non-operating items of equity method investments (5)	(4.5)	(1.8)
Interest expense, net	(113.0)	(161.3)
Interest income	10.4	0.5
Gain on Barstool Acquisition, net (6)	83.4	—
Gain on REIT transactions, net (7)	500.8	—
Other (8)	(5.6)	(48.0)
Income before income taxes	682.3	99.2
Income tax expense	(167.9)	(47.6)
Net income	$514.4	$51.6
(1)The Other category consists of the Company’s stand-alone racing operations, namely Sanford-Orlando Kennel Club, Sam Houston and Valley Race Parks, the Company’s joint venture interests in Freehold Raceway, and our management contract for Retama Park Racetrack. The Other category also includes corporate overhead costs, which consist of certain expenses, such as: payroll, professional fees, travel expenses and other general and administrative expenses that do not directly relate or have not otherwise been allocated.
(2)Primarily represents the elimination of intersegment revenues associated with our retail sportsbooks, which are operated by PENN Interactive.
(3)We define Adjusted EBITDAR as earnings before interest expense, net, interest income, income taxes, depreciation and amortization, rent expense associated with triple net operating leases (see footnote (4) below), stock-based compensation, debt extinguishment charges, impairment losses, insurance recoveries, net of deductible charges, changes in the estimated fair value of our contingent purchase price obligations, gain or loss on disposal of assets, the difference between budget and actual expense for cash-settled stock-based awards, pre-opening expenses, and other. Adjusted EBITDAR is also inclusive of income or loss from unconsolidated affiliates, with our share of non-operating items (see footnote (5) below) added back for Barstool and our Kansas Entertainment joint venture. Adjusted EBITDAR excludes (i) non-cash gains/losses associated with REIT transactions (including our transactions with GLPI entered into on February 21, 2023 as described in Note 9, “Leases”); and (ii) non-cash gains/losses associated with partial and step acquisitions as measured in accordance with ASC 805 “Business Combinations”(including the Barstool Acquisition).
(4)For the three months ended March 31, 2023, pertains to the following operating leases: (i) AR PENN Master Lease; (ii) 2023 Master Lease; (iii) Margaritaville Lease; and (iv) Greektown Lease.
For the three months ended March 31, 2022, pertains to the operating lease components contained within the (i) PENN Master Lease (specific to the land and building components associated with the operations of Dayton and Mahoning Valley); (ii) Meadows Lease; (iii) Margaritaville Lease; (iv) Greektown Lease; and (v) Tropicana Lease (which terminated on September 26, 2022).
(5)Consists principally of interest expense, net, income taxes, depreciation and amortization, and stock-based compensation expense associated with Barstool prior to us acquiring the remaining 64% of Barstool common stock (see Note 6, “Acquisitions”) and our Kansas Entertainment joint venture.
(6)Includes a gain of $66.5 million associated with Barstool related to remeasurement of the equity investment immediately prior to the acquisition date of February 17, 2023 and a gain of $16.9 million related to the acquisition of the remaining 64% of Barstool common stock (see Note 6, “Acquisitions”).
(7)Upon the execution of the February 21, 2023 AR PENN Master Lease and the 2023 Master Lease, both effective January 1, 2023, we recognized a gain of $500.8 million as a result of the reclassification and remeasurement of lease components (see Note 9, “Leases”).
(8)Primarily relates to unrealized holding losses on our equity securities of $3.2 million and $38.7 million for the three months ended March 31, 2023 and 2022, respectively, which are discussed in Note 15, “Fair Value Measurements.”
The table below presents capital expenditures by segment:

	For the three months ended March 31,
(in millions)	2023	2022
Capital expenditures:
Northeast segment	$22.8	$30.6
South segment	13.7	19.7
West segment	3.8	1.8
Midwest segment	12.7	6.8
Interactive segment	7.1	1.1
Other	3.1	5.6
Total capital expenditures	$63.2	$65.6
The table below presents investment in and advances to unconsolidated affiliates and total assets by segment:

(in millions)	Northeast	South	West	Midwest	Interactive	Other (1)	Total
Balance sheet as of March 31, 2023
Investment in and advances to unconsolidated affiliates	$0.1	$—	$—	$81.2	$—	$5.7	$87.0
Total assets	$1,997.8	$1,220.9	$360.7	$1,241.0	$3,197.7	$9,021.9	$17,040.0

Balance sheet as of December 31, 2022
Investment in and advances to unconsolidated affiliates	$0.1	$—	$—	$81.5	$160.9	$6.1	$248.6
Total assets	$2,231.8	$1,191.9	$372.4	$1,305.5	$4,233.7	$8,166.8	$17,502.1
(1)The real estate assets subject to the Master Leases, which are classified as either property and equipment, operating lease ROU assets, or finance lease ROU assets, are included within the Other category.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of financial condition, results of operations, liquidity and capital resources should be read in conjunction with, and is qualified in its entirety by, the unaudited Consolidated Financial Statements and the notes thereto included in this Quarterly Report on Form 10-Q, and the Consolidated Financial Statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2022.
EXECUTIVE OVERVIEW
Our Business
PENN Entertainment, Inc., together with its subsidiaries (“PENN,” the “Company,” “we,” “our,” or “us”), is North America’s leading provider of integrated entertainment, sports content, and casino gaming experiences. As of March 31, 2023, PENN operated 43 properties in 20 states, online sports betting in 17 jurisdictions and iCasino in five jurisdictions, under a portfolio of well-recognized brands including Hollywood Casino®, L’Auberge®, Barstool Sportsbook®, and theScore Bet Sportsbook and Casino®. In 2023, PENN completed its acquisition of Barstool Sports, Inc. (“Barstool”). Barstool’s vast audience, combined with the reach and highly engaged user base of Score Media and Gaming Inc. (“theScore”), provide us with a significant digital footprint and growing customer ecosystem. PENN’s highly differentiated strategy, which is focused on organic cross-sell opportunities, is reinforced by its investments in market-leading retail casinos, sports media assets, technology, including a state-of-the-art, fully integrated digital sports and iCasino betting platform, and an in-house iCasino content studio. The Company’s portfolio is further bolstered by its industry-leading PENN PlayTM customer loyalty program (the “PENN Play program”), which offers our approximately 27 million members a unique set of rewards and experiences across business channels.
The majority of the real estate assets (i.e., land and buildings) used in our operations are subject to triple net master leases; the most significant of which are the AR PENN Master Lease, 2023 Master Lease, PENN Master Lease (prior to January 1, 2023), and Pinnacle Master Lease (as such terms are defined in “Liquidity and Capital Resources”, and collectively referred to as the “Master Leases”), with Gaming and Leisure Properties, Inc. (Nasdaq: GLPI) (“GLPI”), a real estate investment trust (“REIT”).
Recent Acquisitions, Development Projects and Other
On February 17, 2023, we acquired the remaining 64% of the outstanding shares of Barstool common stock not already owned by us for a consideration of approximately $405.5 million, which is inclusive of cash and common stock issuance, repayment of Barstool indebtedness of $23.8 million, transaction expenses and other purchase price adjustments in accordance with GAAP (the “Barstool Acquisition”). Prior to the acquisition, we held a 36% ownership interest, which was accounted for under the equity method. At the closing of the Barstool Acquisition, we obtained 100% of the Barstool common stock of which the fair value of Barstool was determined to be $660.0 million based on market participant assumptions. Upon the completion of the Barstool Acquisition, Barstool became an indirect wholly owned subsidiary of PENN. The acquisition provides us with a greater ability to execute our organic cross-sell strategy through Barstool’s resources, audience, and strong brand recognition. We issued 2,442,809 shares of our common stock to certain former stockholders of Barstool for the Barstool Acquisition (see Note 13, “Stockholders’ Equity and Stock-Based Compensation” in the notes to our unaudited Consolidated Financial Statements for further information) and utilized $315.3 million of cash to complete the Barstool Acquisition, inclusive of transaction expenses and repayment of Barstool indebtedness. See Note 6, “Acquisitions” in the notes to our unaudited Consolidated Financial Statements for further discussion.
On February 21, 2023, as described in “Liquidity and Capital Resources”, the Company and GLPI entered into an agreement to amend and restate the PENN Master Lease (the “AR PENN Master Lease”), effective January 1, 2023, to (i) remove the land and buildings for Hollywood Casino Aurora (“Aurora”), Hollywood Casino Joliet (“Joliet”), Hollywood Casino Columbus (“Columbus”), Hollywood Casino Toledo (“Toledo”), and the M Resort Spa Casino (“M Resort”), and (ii) make associated adjustments to the rent after which the initial rent in the AR PENN Master Lease will be $284.1 million, consisting of $208.2 million of building base rent, $43.0 million of land base rent and $32.9 million of percentage rent (as such terms are defined in the AR PENN Master Lease). Subsequent to the execution of the AR PENN Master Lease, the Company leases real estate assets associated with 14 of the gaming facilities used in its operations via a triple net master lease. The current term of the AR PENN Master Lease expires on October 31, 2033 and thereafter contains three renewal terms of five years each on the same terms and conditions, exercisable at the Company’s option.

Concurrent with the execution of the AR PENN Master Lease, the Company and GLPI entered into a new master lease (the “2023 Master Lease”), effective January 1, 2023, specific to the properties associated with Aurora, Joliet, Columbus, Toledo, M Resort, Hollywood Casino at The Meadows (“Meadows”) and Hollywood Casino Perryville (“Perryville”) and a master development agreement (the “Master Development Agreement”). The 2023 Master Lease has an initial term through October 31, 2033 with three subsequent five-year renewal periods on the same terms and conditions, exercisable at the Company’s option. The 2023 Master Lease terminated the individual triple net leases associated with Meadows and Perryville. The 2023 Master Lease and AR PENN Master Lease are cross-defaulted, cross-collateralized, and coterminous, and subject to a parent guarantee.
The 2023 Master Lease includes a base rent (the “2023 Master Lease Base Rent”) equal to $232.2 million and the Master Development Agreement contains additional rent (together with the 2023 Master Lease Base Rent, the “2023 Master Lease Rent”) equal to (i) 7.75% of any project funding received by PENN from GLPI for an anticipated relocation of PENN’s riverboat casino and related developments with respect to Aurora (the “Aurora Project”) and (ii) a percentage, based on the then-current GLPI stock price, of any project funding received by PENN from GLPI for certain anticipated development projects with respect to Joliet, Columbus, and M Resort (the “Other Development Projects”). The Master Development Agreement provides that GLPI will fund, upon PENN’s request, up to $225 million for the Aurora Project and up to $350 million in the aggregate for the Other Development Projects, in accordance with certain terms and conditions set forth in the Master Development Agreement. These funding obligations of GLPI expire on January 1, 2026. The 2023 Master Lease Rent will be subject to a one-time increase of $1.4 million, effective November 1, 2027. The 2023 Master Lease Rent will be further subject to a fixed escalator of 1.5% on November 1, 2023 and annually thereafter. The Master Development Agreement provides that PENN may elect not to proceed with a development project prior to GLPI’s commencement of any equity or debt offering or credit facility draw intended to fund such a project or after such time in certain instances, provided that GLPI will be reimbursed for all costs and expenses incurred in connection with such discontinued project. The Aurora Project and the Other Development Projects are all subject to necessary regulatory and other government approvals.
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
Operating and Competitive Environment
Most of our properties operate in mature, competitive markets. We expect the majority of our future growth to come from cross-sell opportunities between our retail casino, online sports betting and online gaming businesses, and new distribution channels within the advertising and commerce spaces; improvements, expansions or relocations of our existing properties; entrance into new jurisdictions; expansions of gaming in existing jurisdictions; and strategic investments and acquisitions. Our portfolio is comprised largely of well-maintained regional gaming facilities, which has allowed us to develop what we believe to be a solid base for future growth opportunities.

We continue to adjust operations, offerings, and cost structures at our properties to reflect changing economic conditions. We also continue to focus on revenue and cost synergies from recent acquisitions, technology enhancements, and providing our customers with additional gaming experiences through our omni-channel distribution strategy. We seek to grow our customer database and loyalty program through the development of new properties and/or the expansion of recently-developed business lines as well as through partnerships with third-party operators, such as Live Nation Entertainment and Choice Hotels International, Inc. Acquisitions such as Barstool and theScore enable us to further our omnichannel strategy by adding additional revenue streams and customer acquisition.

The gaming industry is characterized by an increasingly high degree of competition among a large number of participants, including riverboat casinos; dockside casinos; land-based casinos; video lottery; iCasino and social casino; online and retail sports betting; sports media companies; gaming at taverns; gaming at truck stop establishments; sweepstakes and poker machines not located in casinos; the potential for increased fantasy sports; significant growth of Native American gaming, historic racing or state-sponsored i-lottery products in or adjacent to states we operate in; and other forms of gaming in the U.S. See the “Segment comparison of the three months ended March 31, 2023 and 2022” section below for discussions of the impact of competition on our results of operations by reportable segment.

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
The vast majority of our revenues is gaming revenue, which is highly dependent upon the volume and spending levels of customers at our properties. Our gaming revenue is derived primarily from slot machines (which represented approximately 84% and 81% of our gaming revenue for the three months ended March 31, 2023 and 2022, respectively) and, to a lesser extent, table games and online gaming consisting of online slots, online table games, and online sports betting. Aside from gaming revenue, our revenues are primarily derived from our hotel, dining, retail, commissions, media, program sales, admissions, concessions and certain other ancillary activities, and our racing operations.
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
Reportable Segments
We have aggregated our operating segments into five reportable segments. Retail operating segments are based on the similar characteristics within the regions in which they operate: Northeast, South, West, and Midwest. The Interactive segment includes all of our online sports betting, iCasino and social gaming operations, management of retail sports betting, media, and the operating results of Barstool (the remaining 64% of Barstool common stock, not already owned by PENN, was acquired on February 17, 2023). We view each of our gaming and racing properties as an operating segment with the exception of our two properties in Jackpot, Nevada, which we view as one operating segment. We consider our combined Video Gaming Terminal (“VGT”) operations, by state, to be separate operating segments. For a listing of our gaming properties and VGT operations included in each reportable segment, see Note 2, “Significant Accounting Policies,” in the notes to our unaudited Consolidated Financial Statements.

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

	For the three months ended March 31,
	2023	2022
Revenues:
Northeast segment	$700.5	$658.5
South segment	314.8	341.4
West segment	129.7	140.9
Midwest segment	295.3	282.9
Interactive segment	233.5	141.5
Other (1)	5.8	7.3
Intersegment eliminations (2)	(6.3)	(8.3)
Total	$1,673.3	$1,564.2

Net income	$514.4	$51.6

Adjusted EBITDAR:
Northeast segment	$212.9	$205.2
South segment	123.6	146.5
West segment	49.1	51.2
Midwest segment	125.6	125.5
Interactive segment	(5.7)	(10.0)
Other (1)	(27.3)	(23.7)
Total (3)	478.2	494.7
Rent expense associated with triple net operating leases (4)	(146.0)	(60.1)
Adjusted EBITDA	$332.2	$434.6

Net income margin	30.7%	3.3%
Adjusted EBITDAR margin	28.6%	31.6%
Adjusted EBITDA margin	19.9%	27.8%
(1)The Other category consists of the Company’s stand-alone racing operations, namely Sanford-Orlando Kennel Club, Sam Houston and Valley Race Parks, the Company’s joint venture interests in Freehold Raceway, and our management contract for Retama Park Racetrack. Expenses incurred for corporate and shared services activities that are directly attributable to a property or are otherwise incurred to support a property are allocated to each property. The Other category also includes corporate overhead costs, which consist of certain expenses, such as: payroll, professional fees, travel expenses and other general and administrative expenses that do not directly relate or have not otherwise been allocated.
(2)Primarily represents the elimination of intersegment revenues associated with our retail sportsbooks, which are operated by PENN Interactive.
(3)The total is a mathematical calculation derived from the sum of reportable segments (as well as the Other category). As noted within “Non-GAAP Financial Measures” below, Adjusted EBITDAR, and the related margin, is presented on a consolidated basis outside the financial statements solely as a valuation metric.
(4)For the three months ended March 31, 2023, pertains to the following operating leases: (i) AR PENN Master Lease; (ii) 2023 Master Lease; (iii) Margaritaville Lease; and (iv) Greektown Lease.
For the three months ended March 31, 2022, pertains to the operating lease components contained within the (i) PENN Master Lease (specific to the land and building components associated with the operations of Hollywood Gaming at Dayton Raceway and Hollywood Casino at Mahoning Valley Race Course); (ii) Meadows Lease; (iii) Margaritaville Lease; (iv) Greektown Lease; and (v) Tropicana Lease (which terminated on September 26, 2022).

Consolidated comparison of the three months ended March 31, 2023 and 2022
Revenues
The following table presents our consolidated revenues:

	For the three months ended March 31,		Change
(dollars in millions)	2023	2022	$	%
Revenues
Gaming	$1,324.6	$1,291.2	$33.4	2.6%
Food, beverage, hotel, and other	348.7	273.0	75.7	27.7%
Total revenues	$1,673.3	$1,564.2	$109.1	7.0%
Gaming revenues for the three months ended March 31, 2023 increased $33.4 million compared to the prior year period, primarily due to increases in our Interactive segment resulting from continued growth in our online revenues.
Food, beverage, hotel, and other revenues for the three months ended March 31, 2023 increased $75.7 million compared to the prior year period, primarily due to increases in gaming tax reimbursement amounts charged to third-party online sports betting and/or iCasino partners for online sports betting and iCasino market access, as well as the inclusion of 100% of the operating results of Barstool subsequent to the Barstool Acquisition on February 17, 2023.
See “Segment comparison of the three months ended March 31, 2023 and 2022” below for more detailed explanations of the fluctuations in revenues.
Operating expenses
The following table presents our consolidated operating expenses:

	For the three months ended March 31,		Change
(dollars in millions)	2023	2022	$	%
Operating expenses
Gaming	$729.5	$686.6	$42.9	6.2%
Food, beverage, hotel, and other	244.3	171.9	72.4	42.1%
General and administrative	392.9	295.5	97.4	33.0%
Depreciation and amortization	107.5	118.2	(10.7)	(9.1)%
Total operating expenses	$1,474.2	$1,272.2	$202.0	15.9%
Gaming expenses consist primarily of gaming taxes, payroll, marketing and promotional, and other expenses associated with our gaming operations. Gaming expenses for the three months ended March 31, 2023 increased $42.9 million compared to the prior year period, primarily due to higher third-party service provider fees from higher online gaming activity, higher payroll expenses, and an increase in gaming taxes resulting from the increase in gaming revenues.
Food, beverage, hotel, and other expenses consist primarily of payroll expenses, costs of goods sold and other costs associated with our food, beverage, hotel, retail, racing, and interactive operations, which is inclusive of media. Food, beverage, hotel, and other expenses for the three months ended March 31, 2023 increased $72.4 million compared to the prior year period, primarily due to increased volumes of visitors, which resulted in increases in payroll expenses and cost of sales, and increases in gaming tax reimbursement amounts charged to third-party online sports betting and/or iCasino partners for online sports betting and iCasino market access, as well as the inclusion of operating expenses related to Barstool subsequent to the Barstool Acquisition on February 17, 2023.
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

For the three months ended March 31, 2023, general and administrative expenses increased by $97.4 million compared to the prior year period, primarily due to an increase in rent expense associated with triple net operating leases of $85.9 million stemming from the execution on February 21, 2023 of both the AR PENN Master Lease and 2023 Master Lease. The impact of these aforementioned lease transactions resulted in the classification of all land components and building components to be operating leases of which the associated rent expense is recorded to “General and Administrative” as described in Note 9, “Leases” to our unaudited Consolidated Financial Statements.
Depreciation and amortization for the three months ended March 31, 2023 decreased $10.7 million compared to the prior year period, primarily due to a $10.4 million decrease in amortization costs stemming from the execution on February 21, 2023 of both the AR PENN Master Lease and 2023 Master Lease. Prior to the execution of the aforementioned lease transactions, primarily all of the land components contained within the PENN Master Lease and the land and building components contained within the Perryville Lease (as defined in “Liquidity and Capital Resources”) were classified as finance leases of which amortization of the lease right-of-use assets (“ROU”) were recorded to “Depreciation and Amortization” expense. The impact of these aforementioned lease transactions resulted in the classification of all land components and building components associated with the AR PENN Master Lease to be operating leases with the associated rent expense recorded to “General and Administrative” as described in Note 9, “Leases” to our unaudited Consolidated Financial Statements.
Other income (expenses)
The following table presents our consolidated other income (expenses):

	For the three months ended March 31,		Change
(dollars in millions)	2023	2022	$	%
Other income (expenses)
Interest expense, net	$(113.0)	$(161.3)	$48.3	(29.9)%
Interest income	$10.4	$0.5	$9.9	1,980.0%
Income from unconsolidated affiliates	$2.6	$8.7	$(6.1)	(70.1)%
Gain on Barstool Acquisition, net	$83.4	$—	$83.4	N/M
Gain on REIT transactions, net	$500.8	$—	$500.8	N/M
Other	$(1.0)	$(40.7)	$39.7	(97.5)%
Income tax expense	$(167.9)	$(47.6)	$(120.3)	252.7%
N/M - Not meaningful
Interest expense, net decreased by $48.3 million for the three months ended March 31, 2023 as compared to the prior year period, primarily due to a net decrease in Master Lease interest costs due to changes in lease classifications as a result of the amendment of the PENN Master Lease, as described in “Liquidity and Capital Resources”, of $65.1 million, partially offset by an increase in interest expense on our Senior Secured Credit Facilities of $16.2 million, related to an overall increase in interest rates.
Interest income increased by $9.9 million for the three months ended March 31, 2023 as compared to the prior year period, primarily due to executing on our short term investing strategy utilizing money market funds which commenced during the year ended December 31, 2022.
Income from unconsolidated affiliates relates principally to our investment in Barstool (prior to the Barstool Acquisition on February 17, 2023) and our Kansas Entertainment and Freehold Raceway joint ventures. The $6.1 million decrease for the three months ended March 31, 2023, compared to the prior year period, is due to a lower income earned from our investments in unconsolidated affiliates and only including income from Barstool from January 1, 2023 through February 16, 2023.
Gain on Barstool Acquisition, net relates to the gain on our acquisition of all the outstanding shares of Barstool common stock not already owned by us on February 17, 2023 as described in Note 6, “Acquisitions” in the notes to our unaudited Consolidated Financial Statements. The gain consists of $66.5 million related to the remeasurement of our equity investment immediately prior to the acquisition date and $16.9 million related to the acquisition of the remaining 64% of Barstool common stock.
Gain on REIT transactions, net relates to the amendment and restatement of the PENN Master Lease which resulted in the (i) derecognition of $1.6 billion of financing obligations and (ii) derecognition of $1.1 billion of Property and Equipment, net. In conjunction with entering into the 2023 Master Lease, the individual triple net leases associated with the Meadows Lease (as such terms are defined in “Liquidity and Capital Resources”) and the Perryville Lease (as such terms are defined in “Liquidity and Capital Resources”) were terminated which resulted in a $6.5 million loss from the derecognition of ROU assets and lease liabilities. See Note 9, “Leases” to our unaudited Consolidated Financial Statements for additional details on both of these transactions.
Other primarily relates to realized and unrealized gains and losses on equity securities, held by PENN Interactive, unrealized gains and losses related to certain Barstool shares (prior to the Barstool Acquisition on February 17, 2023) as well as miscellaneous income and expense items. Equity securities were provided to the Company in conjunction with entering into multi-year agreements with sports betting operators for online sports betting and iCasino market access across our portfolio. For the three months ended March 31, 2023, other income primarily consisted of an unrealized holding loss of $3.2 million compared to an unrealized holding loss of $38.7 million for the three months ended March 31, 2022.
Income tax expense was $167.9 million for the three months ended March 31, 2023, compared to $47.6 million for the three months ended March 31, 2022. Our effective tax rate (income taxes as a percentage of income from operations before income taxes) including discrete items was 23.8% for the three months ended March 31, 2023 as compared to 48.0% for the three months ended March 31, 2022. The change in the effective rate for the three months ended March 31, 2023 as compared to the prior year period was primarily due to the increase in pre-tax income.
Our effective income tax rate can vary each reporting period depending on, among other factors, the geographic and business mix of our earnings, changes to our valuation allowance, and the level of our tax credits. Certain of these and other factors, including our history and projections of pre-tax earnings, are considered in assessing our ability to realize our net deferred tax assets.
Segment comparison of the three months ended March 31, 2023 and 2022
Northeast Segment

	For the three months ended March 31,		Change
(dollars in millions)	2023	2022	$	%
Revenues
Gaming	$629.3	$599.1	$30.2	5.0%
Food, beverage, hotel, and other	71.2	59.4	11.8	19.9%
Total revenues	$700.5	$658.5	$42.0	6.4%

Adjusted EBITDAR	$212.9	$205.2	$7.7	3.8%
Adjusted EBITDAR margin	30.4%	31.2%		-80 bps
The Northeast segment’s revenues for the three months ended March 31, 2023 increased by $42.0 million over the prior year period, primarily due to an increase in visitation at the Northeast segment’s properties’ casinos, hotels and food and beverage outlets, partially offset by a decrease in total revenues at our Hollywood Casino Lawrenceburg property due to increased competition in the tri-state region.
For the three months ended March 31, 2023, the Northeast segment’s Adjusted EBITDAR increased $7.7 million, and Adjusted EBITDAR margin decreased to 30.4%, primarily due to increased gaming and non-gaming revenues which resulted in increased labor costs and cost of sales.

South Segment

	For the three months ended March 31,		Change
(dollars in millions)	2023	2022	$	%
Revenues
Gaming	$252.1	$278.6	$(26.5)	(9.5)%
Food, beverage, hotel, and other	62.7	62.8	(0.1)	(0.2)%
Total revenues	$314.8	$341.4	$(26.6)	(7.8)%

Adjusted EBITDAR	$123.6	$146.5	$(22.9)	(15.6)%
Adjusted EBITDAR margin	39.3%	42.9%		-360 bps
The South segment’s revenues for the three months ended March 31, 2023 decreased by $26.6 million from the prior year period, primarily due to a decrease in visitation at many of our properties. During the three months ended March 31, 2022, there were COVID restrictions in place in downtown New Orleans which increased visitation to our Hollywood Casino Gulf Coast, Boomtown New Orleans, and L’Auberge Baton Rouge properties. Additionally, significant ice storms at Hollywood Casino Tunica and tornados near Ameristar Vicksburg affected visitation at those properties during the three months ended March 31, 2023. Furthermore, L’Auberge Lake Charles was affected during the three months ended March 31, 2023 by a new competitor beginning operations in December 2022.
For the three months ended March 31, 2023, the South segment’s Adjusted EBITDAR decreased $22.9 million and Adjusted EBITDAR margin decreased to 39.3% primarily due to the decrease in gaming revenue described above.
West Segment

	For the three months ended March 31,		Change
(dollars in millions)	2023	2022	$	%
Revenues
Gaming	$94.4	$94.1	$0.3	0.3%
Food, beverage, hotel, and other	35.3	46.8	(11.5)	(24.6)%
Total revenues	$129.7	$140.9	$(11.2)	(7.9)%

Adjusted EBITDAR	$49.1	$51.2	$(2.1)	(4.1)%
Adjusted EBITDAR margin	37.9%	36.3%		160 bps
The West segment’s revenues for the three months ended March 31, 2023 decreased by $11.2 million from the prior year period, primarily due to the three months ended March 31, 2023 not including any revenue for Tropicana Las Vegas as the operations were sold on September 26, 2022, partially offset by an increase in revenue at Zia Park Casino.
For the three months ended March 31, 2023, the West segment’s Adjusted EBITDAR decreased $2.1 million primarily due to the sale of Tropicana Las Vegas, discussed above. For the three months ended March 31, 2023, the West segment’s Adjusted EBITDAR margin increased to 37.9% primarily driven by increased revenues at Zia Park Casino.

Midwest Segment

	For the three months ended March 31,		Change
(dollars in millions)	2023	2022	$	%

Gaming	$265.9	$256.5	$9.4	3.7%
Food, beverage, hotel, and other	29.4	26.4	3.0	11.4%
Total revenues	$295.3	$282.9	$12.4	4.4%

Adjusted EBITDAR	$125.6	$125.5	$0.1	0.1%
Adjusted EBITDAR margin	42.5%	44.4%		-190 bps
The Midwest segment’s revenues for the three months ended March 31, 2023 increased by $12.4 million over the prior year period, due to increased visitation at the Midwest segment properties’ casinos, hotels, and food and beverage outlets.

For the three months ended March 31, 2023, the Midwest segment’s Adjusted EBITDAR increased $0.1 million primarily due to increased gaming and non-gaming revenues, partially offset by higher labor costs and cost of sales, reflected in Adjusted EBITDAR margin, which decreased by 190 basis points to 42.5%.
Interactive Segment

	For the three months ended March 31,		Change
(dollars in millions)	2023	2022	$	%
Revenues
Gaming	$82.9	$62.9	$20.0	31.8%
Food, beverage, hotel, and other	150.6	78.6	72.0	91.6%
Total revenues	$233.5	$141.5	$92.0	65.0%

Adjusted EBITDAR	$(5.7)	$(10.0)	$4.3	(43.0)%
Adjusted EBITDAR margin	(2.4)%	(7.1)%		470 bps
The Interactive segment’s revenues for the three months ended March 31, 2023 increased by $92.0 million over the prior year period, due to the inclusion of 100% of the operating results of Barstool subsequent to the Barstool Acquisition on February 17, 2023 as well as an increase in gaming revenue related to operating in additional jurisdictions, inclusive of the launch of theScore Bet in April 2022. Additionally, revenues are inclusive of a tax gross-up of $92.3 million for the three months ended March 31, 2023, compared to $50.3 million for the three months ended March 31, 2022, respectively.
For the three months ended March 31, 2023, the Interactive segment’s Adjusted EBITDAR increased primarily due to increases in total revenues due to operating in additional gaming jurisdictions over the prior year. Adjusted EBITDAR margin increased due to revenues increasing at a greater rate year-over-year than the rate at which operating expenses increased.
Other

	For the three months ended March 31,		Change
(dollars in millions)	2023	2022	$	%
Revenues
Food, beverage, and other	$5.8	$7.3	$(1.5)	(20.5)%
Total revenues	$5.8	$7.3	$(1.5)	(20.5)%

Adjusted EBITDAR	$(27.3)	$(23.7)	$(3.6)	15.2%
Other consists of the Company’s stand-alone racing operations, as well as corporate overhead costs, which primarily includes certain expenses such as payroll, professional fees, travel expenses and other general and administrative expenses that do not directly relate to or have not otherwise been allocated. Revenues for the three months ended March 31, 2023 have decreased as compared to the prior year corresponding periods, primarily due to a decrease in racing revenues.
Changes in Adjusted EBITDAR for the three months ended March 31, 2023 primarily relate to an increase in payroll expenses.
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
We define Adjusted EBITDA as earnings before interest expense, net; interest income; income taxes; depreciation and amortization; stock-based compensation; debt extinguishment charges; impairment losses; insurance recoveries, net of deductible charges; changes in the estimated fair value of our contingent purchase price obligations; gain or loss on disposal of assets; the difference between budget and actual expense for cash-settled stock-based awards; pre-opening expenses; and other. Adjusted EBITDA excludes (i) non-cash gains/losses associated with REIT transactions (including our transactions with GLPI entered into on February 21, 2023 as described in Note 9, “Leases” to our unaudited Consolidated Financial Statements); and (ii) non-cash gains/losses associated with partial and step acquisitions as measured in accordance with ASC 805 “Business Combinations” (including the Barstool Acquisition). Adjusted EBITDA is inclusive of income or loss from unconsolidated affiliates, with our share of non-operating items (such as interest expense, net; income taxes; depreciation and amortization; and stock-based compensation expense) added back for Barstool Sports, Inc. (prior to our acquisition of Barstool on February 17, 2023) and our Kansas Entertainment, LLC joint venture. Adjusted EBITDA is inclusive of rent expense associated with our triple net operating leases with our REIT landlords. Although Adjusted EBITDA includes rent expense associated with our triple net operating leases, we believe Adjusted EBITDA is useful as a supplemental measure in evaluating the performance of our consolidated results of operations. We define Adjusted EBITDA margin as Adjusted EBITDA divided by consolidated revenues.
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

	For the three months ended March 31,
(dollars in millions)	2023	2022
Net income	$514.4	$51.6
Income tax expense	167.9	47.6
Income from unconsolidated affiliates	(2.6)	(8.7)
Interest expense, net	113.0	161.3
Interest income	(10.4)	(0.5)
Gain on Barstool Acquisition, net	(83.4)	—
Gain on REIT transactions, net	(500.8)	—
Other expenses	1.0	40.7
Operating income	199.1	292.0
Stock-based compensation (1)	16.5	17.0
Cash-settled stock-based award variance (1)(2)	(2.9)	(2.9)
Gain on disposal of assets (1)	—	(0.1)
Contingent purchase price (1)	0.3	(0.1)
Pre-opening expenses (1)	—	1.5
Depreciation and amortization	107.5	118.2
Insurance recoveries, net of deductible charges (1)	—	(8.8)
Income from unconsolidated affiliates	2.6	8.7
Non-operating items of equity method investments (3)	4.5	1.8
Other expenses (1)(3)(4)	4.6	7.3
Adjusted EBITDA	332.2	434.6
Rent expense associated with triple net operating leases (1)	146.0	60.1
Adjusted EBITDAR	$478.2	$494.7

Net income margin	30.7%	3.3%
Adjusted EBITDA margin	19.9%	27.8%
Adjusted EBITDAR margin	28.6%	31.6%
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
(3)    Consists principally of interest expense, net, income taxes, depreciation and amortization, and stock-based compensation expense associated with Barstool prior to us acquiring the remaining 64% of Barstool common stock (see Note 6, “Acquisitions” in the notes to our unaudited Consolidated Financial Statements), and our Kansas Entertainment joint venture.
(4)    Consists of non-recurring acquisition and transaction costs, and finance transformation costs associated with the implementation of our new Enterprise Resource Management system.

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

	For the three months ended March 31,		Change
(dollars in millions)	2023	2022	$	%
Net cash provided by operating activities	$147.7	$224.9	$(77.2)	(34.3)%
Net cash used in investing activities	$(378.2)	$(39.6)	$(338.6)	855.1%
Net cash used in financing activities	$(83.0)	$(239.2)	$156.2	(65.3)%
Operating Cash Flow
Trends in our operating cash flows tend to follow trends in operating income, excluding non-cash charges, but can be affected by changes in working capital, the timing of significant interest payments, tax payments or refunds, and distributions from unconsolidated affiliates. Net cash provided by operating activities decreased by $77.2 million for the three months ended March 31, 2023, primarily due to a negative impact in changes in working capital related to accrued racing liabilities, accrued capital expenditures, payroll related liabilities, and timing of payments to third party service providers.
Investing Cash Flow
Cash used in investing activities for the three months ended March 31, 2023 of $378.2 million is primarily due to consideration paid for the Barstool Acquisition, net of cash acquired, of $314.6 million and capital expenditures of $63.2 million. For the three months ended March 31, 2022, cash used in investing activities of $39.6 million primarily related to capital expenditures of $65.6 million offset by Hurricane Laura insurance proceeds.
Capital Expenditures
Capital expenditures are accounted for as either project capital (new facilities or expansions) or maintenance (replacement) which is inclusive of projects such as our Barstool branded retail sportsbooks, our cashless, cardless and contactless technology and hotel renovations. Cash provided by operating activities, as well as cash available under our Amended Revolving Credit Facility and Revolving Facility, was available to fund our capital expenditures for the three months ended March 31, 2023 and 2022, as applicable.
Capital expenditures for the three months ended March 31, 2023 and 2022 were $63.2 million and $65.6 million, respectively. For the year ending December 31, 2023, our anticipated capital expenditures, inclusive of insurance proceeds, are approximately $413 million, which include capital expenditures of $63.2 million incurred for the three months ended March 31, 2023 and capital expenditures required under our Triple Net Leases, which require us to spend a specified percentage of total revenues.
Financing Cash Flow
For the three months ended March 31, 2023 and 2022, net cash used in financing activities totaled $83.0 million and $239.2 million respectively, primarily related to repurchases of our common stock of $50.0 million and $175.1 million, respectively.
At March 31, 2023, we had $2.8 billion in aggregate principal amount of indebtedness, including $1.5 billion outstanding under our Amended Credit Facilities, $400.0 million outstanding under our 5.625% senior unsecured notes, $400.0 million outstanding under our 4.125% senior unsecured notes, $330.5 million outstanding under our 2.75% Convertible Notes, and $163.5 million outstanding in other long-term obligations. No amounts were drawn on our Amended Revolving Credit Facility. We have no debt maturing prior to 2026. As of March 31, 2023 we had conditional obligations under letters of credit issued pursuant to the Amended Credit Facilities with face amounts aggregating to $23.5 million resulting in $976.5 million available borrowing capacity under our Amended Revolving Credit Facility.
Covenants
Our Amended Credit Facilities, 5.625% Notes and 4.125% Notes require us, among other obligations, to maintain specified financial ratios and to satisfy certain financial tests. In addition, our Amended Credit Facilities, 5.625% Notes and 4.125% Notes, restrict, among other things, our ability to incur additional indebtedness, incur guarantee obligations, amend debt instruments, pay dividends, create liens on assets, make investments, engage in mergers or consolidations, and otherwise restrict corporate activities. Our debt agreements also contain customary events of default, including cross-default provisions that require us to meet certain requirements under the AR PENN Master Lease, the 2023 Master Lease, PENN Master Lease (prior to January 1, 2023), and the Pinnacle Master Lease (all of which are defined below), each with GLPI. If we are unable to meet our financial covenants or in the event of a cross-default, it could trigger an/ acceleration of payment terms.
As of March 31, 2023, the Company was in compliance with all required financial covenants. The Company believes that it will remain in compliance with all of its required financial covenants for at least the next twelve months following the date of filing this Quarterly Report on Form 10-Q with the SEC.
See Note 8, “Long-term Debt,” in the notes to our unaudited Consolidated Financial Statements for additional information of the Company’s debt and other long-term obligations.
Share Repurchase Authorization
On February 1, 2022, the Board of Directors of PENN approved a $750.0 million share repurchase authorization, which expires on January 31, 2025 (the “February 2022 Authorization”).
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
During the three months ended March 31, 2023, the Company repurchased 1,646,963 shares of its common stock in open market transactions for $50.0 million at an average price of $30.36 per share under the February 2022 Authorization. The cost of all repurchased shares is recorded as “Treasury stock” within our unaudited Consolidated Balance Sheets.
Subsequent to the quarter ended March 31, 2023, the Company repurchased 647,319 shares of its common stock at an average price of $29.21 per share for an aggregate amount of $18.9 million. The remaining availability under February 2022 Authorization and our December 2022 Authorization was $80.4 million and $750.0 million, respectively, as of May 3, 2023.
Triple Net Leases
The majority of the real estate assets (i.e., land and buildings) used in our operations are subject to triple net master leases; the most significant of which are the AR PENN Master Lease, 2023 Master Lease, PENN Master Lease (prior to January 1, 2023), and Pinnacle Master Lease (as such terms are defined in Note 9, “Leases,” in the notes to our unaudited Consolidated Financial Statements, and collectively referred to as the “Master Leases”), with GLPI. We refer to the Master Leases, Perryville Lease (where applicable), the Meadows Lease (where applicable), the Margaritaville Lease, the Greektown Lease, the Tropicana Lease (terminated September 26, 2022) and the Morgantown Lease, collectively, as our “Triple Net Leases”. The Company’s Triple Net Leases are accounted for as either operating leases, finance leases, or financing obligations.
On February 21, 2023, as described in Note 9, “Leases” in the notes to our unaudited Consolidated Financial Statements, the Company and GLPI entered into the AR PENN Master Lease, effective January 1, 2023, to (i) remove the land and buildings for Aurora, Joliet, Columbus, Toledo and the M Resort, and (ii) make associated adjustments to the rent after which the initial rent in the AR PENN Master Lease will be $284.1 million, consisting of $208.2 million of building base rent, $43.0 million of land base rent and $32.9 million of percentage rent (as such terms are defined in the AR PENN Master Lease). Subsequent to the execution of the AR PENN Master Lease, the Company leases real estate assets associated with 14 of the gaming facilities used in its operations via a triple net master lease. The current term of the AR PENN Master Lease expires on October 31, 2033 and thereafter contains three renewal terms of five years each on the same terms and conditions, exercisable at the Company’s option.
Concurrent with the execution of the AR PENN Master Lease, the Company and GLPI entered into the 2023 Master Lease, effective January 1, 2023, specific to the properties associated with Aurora, Joliet, Columbus, Toledo, M Resort, Meadows, and Perryville and the Master Development Agreement. The 2023 Master Lease has an initial term through October 31, 2033 with three subsequent five-year renewal periods on the same terms and conditions, exercisable at the Company’s option. The 2023 Master Lease terminated the individual triple net leases associated with Meadows and Perryville. The 2023 Master Lease and AR PENN Master Lease are cross-defaulted, cross-collateralized, and coterminous, and subject to a parent guarantee.
The 2023 Master Lease includes the 2023 Master Lease Base Rent equal to $232.2 million and the Master Development Agreement contains additional rent (together with the 2023 Master Lease Base Rent, the “2023 Master Lease Rent”) equal to (i) 7.75% of any project funding received by PENN from GLPI for the Aurora Project and (ii) a percentage, based on the then-current GLPI stock price, of any project funding received by PENN from GLPI for the Other Development Projects. The Master Development Agreement provides that GLPI will fund, upon PENN’s request, up to $225 million for the Aurora Project and up to $350 million in the aggregate for the Other Development Projects, in accordance with certain terms and conditions set forth in the Master Development Agreement. These funding obligations of GLPI expire on January 1, 2026. The 2023 Master Lease Rent will be subject to a one-time increase of $1.4 million, effective November 1, 2027. The 2023 Master Lease Rent will be further subject to a fixed escalator of 1.5% on November 1, 2023 and annually thereafter. The Master Development Agreement provides that PENN may elect not to proceed with a development project prior to GLPI’s commencement of any equity or debt offering or credit facility draw intended to fund such a project or after such time in certain instances, provided that GLPI will be reimbursed for all costs and expenses incurred in connection with such discontinued project. The Aurora Project and the Other Development Projects are all subject to necessary regulatory and other government approvals.
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
Payments to our REIT Landlords under Triple Net Leases
Total payments made to our REIT Landlords, GLPI and VICI, were as follows:

	For the three months ended March 31,
(in millions)	2023	2022
AR PENN Master Lease	$71.1	$—
2023 Master Lease	58.0	—
PENN Master Lease	—	119.2
Pinnacle Master Lease	84.1	82.5
Perryville Lease	—	1.9
Meadows Lease	—	6.2
Margaritaville Lease	6.4	5.9
Greektown Lease	12.8	12.8
Morgantown Lease	0.8	0.8
Total (1)	$233.2	$229.3
(1)For the three months ended March 31, 2022, rent payable under the Tropicana Lease was nominal. Therefore, it has been excluded from the table above. The Tropicana Lease was terminated on September 26, 2022.
Outlook
Based on our current level of operations, we believe that cash generated from operations and cash on hand, together with amounts available under our Amended Credit Facilities, will be adequate to meet our anticipated obligations under our Triple

Net Leases, debt service requirements, capital expenditures and working capital needs for the foreseeable future. However, our ability to generate sufficient cash flow from operations will depend on a range of economic, competitive and business factors, many of which are outside our control. We cannot be certain: (i) of the impact of global supply chain disruptions, price inflation, rising interest rates on the U.S. economy, slowing economic growth, geopolitical uncertainty, and instability in the banking sector following multiple bank failures; (ii) that our anticipated earnings projections will be realized; (iii) that we will achieve the expected synergies from our acquisitions; and (iv) that future borrowings will be available under our Amended Credit Facilities or otherwise will be available in the credit markets to enable us to service our indebtedness or to make anticipated capital expenditures. We caution that the performance and trends seen across our portfolio may not continue. In addition, while we anticipated that a significant amount of our future growth would come through the pursuit of opportunities within other distribution channels, such as media, retail and online sports betting, iCasino, and social gaming; from acquisitions of gaming properties at reasonable valuations; greenfield projects; development projects; and jurisdictional expansions and property expansion in under-penetrated markets; there can be no assurance that this will be the case. If we consummate significant acquisitions in the future or undertake any significant property expansions, our cash requirements may increase significantly and we may need to make additional borrowings or complete equity or debt financings to meet these requirements. See Part I, Item 1A. “Risk Factors” of the Company’s Form 10-K for the year ended December 31, 2022 for a discussion of additional risks related to the Company’s capital structure.

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
CRITICAL ACCOUNTING ESTIMATES
A complete discussion of our critical accounting estimates is included in our Form 10-K for the year ended December 31, 2022. Other than discussed below, there have been no significant changes in our critical accounting estimates during the three months ended March 31, 2023.
Leases
The assessment of lease classifications of land and building components contained within each of the AR PENN Master Lease and the 2023 Master Lease (as described in Note 9, “Leases,” in the notes to our unaudited Consolidated Financial Statements) required management to make significant estimates and assumptions. These included estimates for the (i) fair value of the land and building assets; (ii) the term of the lease, including whether any renewal terms are reasonably assured of being exercised; and (iii) the discount rate (collateralized incremental borrowing rate) over the lease term. Additionally, management assessed whether the agreements should be accounted for as a separate or combined contract and whether the AR PENN Master Lease should be considered a lease modification or a new lease.
Business Combination
In connection with the Company’s acquisition of Barstool (as described in Note 6, “Acquisitions” in the notes to our unaudited Consolidated Financial Statements), valuations were completed to determine the allocation of the purchase price. The factors considered in the valuation include data gathered as a result of the Company’s due diligence in connection with the acquisition, projections for future operations, and data obtained from third-party valuation specialists, as deemed appropriate.
We allocated the business combination purchase price to tangible and identifiable intangible assets acquired and liabilities assumed based on their fair values. The excess of the purchase price over those fair values is recorded as goodwill.
Accounting for this business combination required management to make significant estimates and assumptions, including our estimate of intangible assets, such as the Barstool trade name, advertising relationships, other tradenames and brands, and customer relationships. Although we believe the estimates and assumptions made have been reasonable and appropriate, they are inherently uncertain. The most significant of the assumptions used in the valuations included: (1) revenue growth; (2) discount rates; (3) effective income tax rates; (4) future terminal values; and (5) gaming royalties for the use of the Barstool tradename assumptions. These assumptions were developed based on historical trends in the current competitive markets in which Barstool and PENN operate as well as projections of future performance. Significant assumptions with respect to our trade names and customer relationships involved selecting the appropriate royalty rates and cost estimates for replacement cost analyses. Advertising relationships were valued utilizing a with-and-without method. Where a relief-from-royalty method was utilized, significant assumptions included projecting revenues attributable to the asset, royalty rates, obsolescence factors, estimated synergies and discount rates. Where a replacement cost method was utilized, significant assumptions included estimating cost and time required to replace, determining the opportunity cost over the replacement period, and estimating a mark-up on development costs. Where a with-and-without method was utilized, significant assumptions included projecting revenues with direct advertising relationships and projecting revenues without direct advertising relationships, and determining discount rates.
RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
For information with respect to new accounting pronouncements and the impact of these pronouncements on our unaudited Consolidated Financial Statements, see Note 3, “New Accounting Pronouncements,” in the notes to our unaudited Consolidated Financial Statements.
IMPORTANT FACTORS REGARDING FORWARD-LOOKING STATEMENTS
This Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements can be identified by the use of forward-looking terminology such as “expects,” “believes,” “estimates,” “projects,” “intends,” “plans,” “goal,” “seeks,” “may,” “will,” “should,” or “anticipates” or the negative or other variations of these or similar words, or by discussions of future events, strategies or risks and uncertainties. Specifically, forward-looking statements include, but are not limited to, statements regarding: the Company’s expectations of future results of operations and financial condition, the assumptions provided regarding the guidance, including the scale and timing of the Company’s product and technology investments; the Company’s anticipated share repurchases; the Company’s expectations regarding results, and the impact of competition, in retail/mobile/online sportsbooks, iCasino, social gaming, and retail operations; the Company’s development and launch of its Interactive segment’s products in new jurisdictions and enhancements to existing Interactive segment products, including the content for the Barstool Sportsbook and Casino and theScore Bet Sportsbook and Casino apps and the migration of the Barstool Sportsbook into both our proprietary player account management system and risk and trading platforms; the Company’s expectations regarding its acquisition of Barstool Sports Inc. (“Barstool”) and the future success of its products; the Company’s expectations with respect to the integration and synergies related to the Company’s integration of Score Media and Gaming, Inc. and Barstool; the continued growth and monetization of the Company’s media business; the Company’s expectations with respect to the ongoing introduction and the potential benefits of the cashless, cardless and contactless (3C’s) technology; the Company’s development projects, including the prospective development projects at Hollywood Casinos Aurora, Joliet, Columbus, and the M Resort Spa Casino; our ability to obtain financing for our development projects on attractive terms; and the timing, cost and expected impact of planned capital expenditures on the Company’s results of operations; the actions of regulatory, legislative, executive or judicial decisions at the federal, state, provincial or local level with regard to our business and the impact of any such actions.
Such statements are all subject to risks, uncertainties and changes in circumstances that could significantly affect the Company’s future financial results and business. Accordingly, the Company cautions that the forward-looking statements contained herein are qualified by important factors that could cause actual results to differ materially from those reflected by such statements. Such factors include: the effects of economic and market conditions in the markets in which the Company operates; competition with other entertainment, sports content, and casino gaming experiences; the timing, cost and expected impact of product and technology investments; risks relating to international operations, permits, licenses, financings, approvals and other contingencies in connection with growth in new or existing jurisdictions; and additional risks and uncertainties described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, subsequent Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, each as filed with the U.S. Securities and Exchange Commission. The Company does not intend to update publicly any forward-looking statements except as required by law. Considering these risks, uncertainties and assumptions, the forward-looking events discussed in this Form 10-Q may not occur.
ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
We are exposed to market risk from adverse changes in interest rates with respect to the short-term floating interest rates on borrowings under our Amended Credit Facilities. As of March 31, 2023, the Company’s Amended Credit Facilities had a gross outstanding balance of $1.5 billion, consisting of a $529.4 million Amended Term Loan A Facility and a $992.5 million Amended Term Loan B Facility. As of March 31, 2023, we have $976.5 million of available borrowing capacity under our Amended Revolving Credit Facility.

The table below provides information as of March 31, 2023 about our long-term debt obligations that are sensitive to changes in interest rates, including the notional amounts maturing during the twelve month period presented and the related weighted-average interest rates by maturity dates.

(dollars in millions)	4/1/23 - 3/31/24	4/1/24 - 3/31/25	4/1/25 - 3/31/26	4/1/26 - 3/31/27	4/1/27 - 3/31/28	Thereafter	Total	Fair Value
Fixed rate	$—	$—	$—	$400.0	$—	$—	$400.0	$373.0
Average interest rate				5.625%
Fixed rate	$—	$—	$—	$—	$—	$400.0	$400.0	$330.0
Average interest rate						4.125%
Fixed rate	$—	$—	$—	$330.5	$—	$—	$330.5	$473.7
Average interest rate				2.750%
Variable rate	$37.5	$37.5	$37.5	$37.5	$429.4	$942.5	$1,521.9	$1,515.3
Average interest rate (1)	4.910%	4.930%	4.950%	4.960%	4.760%	5.670%
(1)Estimated rate, reflective of forward SOFR as of March 31, 2023 plus the spread over SOFR applicable to variable-rate borrowing.
Foreign Currency Exchange Rate Risk
We are exposed to currency translation risk because the results of our international entities are reported in local currency, which we then translate to U.S. dollars for inclusion in our unaudited Consolidated Financial Statements. As a result, changes between the foreign exchange rates, in particular the Canadian dollar compared to the U.S. dollar, affect the amounts we record for our foreign assets, liabilities, revenues and expenses, and could have a negative effect on our financial results. The results of theScore are reported in Canadian dollars, which we then translate to U.S. dollars for inclusion in our unaudited Consolidated Financial Statements. We do not currently enter into hedging arrangements to minimize the impact of foreign currency fluctuations on our operations. For the three months ended March 31, 2023 and 2022, we incurred an unrealized foreign currency translation adjustment gain of $8.2 million and $35.8 million, respectively, as reported in “Foreign currency translation adjustment during the period” within our unaudited Consolidated Statements of Comprehensive Income.
ITEM 4.CONTROLS AND PROCEDURES
The Company’s management, under the supervision and with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of March 31, 2023. Based on this evaluation, our principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2023 to ensure that information required to be disclosed by the Company in reports we file or submit under the Exchange Act is (i) recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the United States Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to the Company’s management, including the Company’s principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.
During the quarter ended March 31, 2023, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.    OTHER INFORMATION
ITEM 1.    LEGAL PROCEEDINGS
We are a party to a number of other pending legal proceedings. Management does not expect that the outcome of such proceedings, either individually or in the aggregate, will have a material effect on our financial position, results of operations or cash flows.
ITEM 1A.RISK FACTORS
A discussion of the risk factors that affect our business and financial results is set forth in our 2022 Annual Report on Form 10-K for the year ended December 31, 2022. There have been no material changes to those risk factors previously disclosed in our 2022 Annual Report on Form 10-K, except as discussed below.
Adverse developments affecting the financial services industry, including events or concerns involving liquidity, defaults or non-performance by financial institutions or transactional counterparties, could adversely affect our business, financial condition or results of operations.
Events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, transactional counterparties or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future lead to market-wide liquidity problems. Although we assess our banking and customer relationships as we believe necessary or appropriate, our access to funding sources and other credit arrangements in amounts adequate to finance or capitalize our current and projected future business operations could be significantly impaired by factors that affect us, the financial services industry or economy in general. These factors could include, among others, events such as liquidity constraints or failures, the ability to perform obligations under various types of financial, credit or liquidity agreements or arrangements, disruptions or instability in the financial services industry or financial markets, or concerns or negative expectations about the prospects for companies in the financial services industry.
In addition, investor concerns regarding the U.S. or international financial systems could result in less favorable commercial financing terms, including higher interest rates or costs and tighter financial and operating covenants, or systemic limitations on access to credit and liquidity sources, thereby making it more difficult for us to acquire financing on acceptable terms or at all. Any decline in available funding or access to our cash and liquidity resources could, among other risks, adversely impact our ability to meet our operating expenses, financial obligations or fulfill our other obligations or result in breaches of our contractual obligations. Any of these impacts, or any other impacts resulting from the factors described above or other related or similar factors not described above, could have material adverse impacts on our liquidity and our business, financial condition or results of operations.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
In conjunction with the February 20, 2020 stock purchase agreement between PENN and Barstool, the Company issued 883 shares of Series D Preferred Stock, par value $0.01 (the “Series D Preferred Stock”) to certain individual stockholders affiliated with Barstool. 1/1,000th of a share of Series D Preferred Stock is convertible into one share of PENN common stock. The Series D Preferred Stock issued to certain individual stockholders affiliated with Barstool continue to be available for conversion into PENN common stock in tranches over four years as stipulated in the February 2020 stock purchase agreement.
On March 3, 2023, 227 shares of Series D Preferred Stock were converted to common stock. As a result of the conversion, the Company issued 226,800 shares of common stock with a par value of $0.01. The issuances were exempt from registration pursuant to Section 4(a)(2) of the Securities Act. As of March 31, 2023, 89 shares of the Series D Preferred Stock can be converted into PENN common stock.

The following table presents the total number of shares of our common stock that we repurchased during the first quarter of 2023, the average price paid per share, the number of shares that we repurchased as part of our share repurchase program, and the approximate dollar value of shares that still could have been repurchased at the end of the applicable fiscal period pursuant to our share repurchase program:

(dollars in millions, except per share data)	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (2)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Program
January 1, 2023 - January 31, 2023	997,480	$31.09	979,794	$118.8
February 1, 2023 - February 28, 2023	87,172	$34.96	85,894	$115.8
March 1, 2023 - March 31, 2023	630,008	$28.56	581,275	$99.3
Total	1,714,660	$30.36	1,646,963
(1)Includes 17,686, 1,278, and 48,733 shares withheld to pay taxes due upon the vesting of employee restricted stock for the months ended January 31, February 28, and March 31, 2023, respectively.
(2)On February 1, 2022, our Board of Directors authorized the repurchase of up to $750.0 million of our common stock from time to time on the open market or in privately negotiated transactions (the “February 2022 Authorization”). The repurchase authorization expires on January 31, 2025. On December 6, 2022, our Board of Directors authorized an additional $750.0 million program for such repurchases, which expires on December 31, 2025 (the “December 2022 Authorization”). Since we have not yet used the full amount under the February 2022 Authorization, the December 2022 Authorization remains at full capacity. Stock repurchases, if any, will be funded using our available liquidity. The timing and amount of stock repurchases will depend on a variety of factors, including market conditions as well as corporate and regulatory considerations. As of March 31, 2023, we have repurchased a total of 19,208,251 shares of our common stock at an average price of $33.89.
ITEM 6. EXHIBITS

Exhibit
Number	Description of Exhibit

10.1
Amended and Restated PENN Master Lease, dated January 1, 2023, by and among PENN Tenant, LLC and Gaming and Leisure Properties, Inc. is hereby incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2022. (SEC File No. 000-24206)

10.2
2023 Master Lease, dated January 1, 2023, by and among PENN Tenant, LLC and Gaming and Leisure Properties, Inc. is hereby incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2022. (SEC File No. 000-24206)

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

PENN ENTERTAINMENT, INC.
Dated:	May 4, 2023	By:	/s/ Christine LaBombard
Christine LaBombard
Senior Vice President and Chief Accounting Officer