Form 10-Q
period 2023-06-30
PENN Entertainment, Inc.
filed 2023-08-09
CIK 921738

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
As of August 1, 2023, the number of shares of the registrant’s common stock outstanding was 151,037,346 (including 560,388 shares of a subsidiary of registrant which are exchangeable into registrant’s common stock).

PENN ENTERTAINMENT, INC. AND SUBSIDIARIES

PART I.    FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS

PENN ENTERTAINMENT, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(in millions, except share and per share data)	June 30, 2023	December 31, 2022
Assets
Current assets
Cash and cash equivalents	$1,271.6	$1,624.0
Accounts receivable, net	289.6	246.4
Prepaid expenses	114.0	106.1
Inventory, net	33.0	11.1
Other current assets	27.5	25.8
Total current assets	1,735.7	2,013.4
Property and equipment, net	3,443.8	4,515.5
Investment in and advances to unconsolidated affiliates	86.4	248.6
Goodwill	2,957.1	2,689.5
Other intangible assets, net	2,218.6	1,738.9
Lease right-of-use assets	6,374.8	6,103.3
Other assets	211.6	192.9
Total assets	$17,028.0	$17,502.1

Liabilities
Current liabilities
Accounts payable	$52.4	$40.1
Current maturities of long-term debt	56.2	56.2
Current portion of financing obligations	40.3	63.4
Current portion of lease liabilities	328.0	194.3
Accrued expenses and other current liabilities	749.8	804.7
Total current liabilities	1,226.7	1,158.7
Long-term debt, net of current maturities, debt discount and debt issuance costs	2,722.8	2,721.3
Long-term portion of financing obligations	2,406.8	3,970.7
Long-term portion of lease liabilities	6,068.4	5,903.0
Deferred income taxes	261.8	33.9
Other long-term liabilities	132.7	117.9
Total liabilities	12,819.2	13,905.5
Commitments and contingencies (Note 12)
Stockholders’ equity
Series B Preferred stock ($0.01 par value, 1,000,000 shares authorized, no shares issued and outstanding)	—	—
Series C Preferred stock ($0.01 par value, 18,500 shares authorized, no shares issued and outstanding)	—	—
Series D Preferred stock ($0.01 par value, 5,000 shares authorized, 969 shares issued in both periods, and 354 and 581 shares outstanding)	11.8	19.4
Common stock ($0.01 par value, 400,000,000 shares authorized in both periods, 175,540,368 and 172,632,389 shares issued, and 150,373,466 and 152,903,708 shares outstanding)	1.8	1.7
Exchangeable shares ($0.01 par value, 768,441 shares authorized in both periods, 700,393 and 697,539 shares issued, 560,388 and 620,019 shares outstanding)	—	—
Treasury stock, at cost, (25,166,902 and 19,728,681 shares)	(779.7)	(629.5)
Additional paid-in capital	4,353.0	4,220.2
Retained earnings	747.4	154.5
Accumulated other comprehensive loss	(124.0)	(168.6)
Total PENN Entertainment stockholders’ equity	4,210.3	3,597.7
Non-controlling interest	(1.5)	(1.1)
Total stockholders’ equity	4,208.8	3,596.6
Total liabilities and stockholders’ equity	$17,028.0	$17,502.1
See accompanying notes to the unaudited Consolidated Financial Statements.

PENN ENTERTAINMENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the three months ended June 30,		For the six months ended June 30,
(in millions, except per share data)	2023	2022	2023	2022
Revenues
Gaming	$1,292.8	$1,325.6	$2,617.4	$2,616.8
Food, beverage, hotel, and other	382.0	301.3	730.7	574.3
Total revenues	1,674.8	1,626.9	3,348.1	3,191.1
Operating expenses
Gaming	710.6	713.6	1,440.1	1,400.2
Food, beverage, hotel, and other	267.8	186.8	512.1	358.7
General and administrative	380.3	273.8	773.2	569.3
Depreciation and amortization	110.6	150.3	218.1	268.5
Total operating expenses	1,469.3	1,324.5	2,943.5	2,596.7
Operating income	205.5	302.4	404.6	594.4
Other income (expenses)
Interest expense, net	(115.6)	(195.0)	(228.6)	(356.2)
Interest income	9.9	1.4	20.3	1.8
Income from unconsolidated affiliates	7.2	1.8	9.8	10.5
Gain on Barstool Acquisition, net	—	—	83.4	—
Gain on REIT transactions, net	—	—	500.8	—
Loss on early extinguishment of debt	—	(10.4)	—	(10.4)
Other	5.8	(17.8)	4.8	(58.5)
Total other income (expenses)	(92.7)	(220.0)	390.5	(412.8)
Income before income taxes	112.8	82.4	795.1	181.6
Income tax expense	(34.7)	(56.3)	(202.6)	(103.9)
Net income	78.1	26.1	592.5	77.7
Less: Net loss attributable to non-controlling interest	0.3	—	0.4	0.1
Net income attributable to PENN Entertainment	$78.4	$26.1	$592.9	$77.8

Earnings per share:
Basic earnings per share	$0.51	$0.16	$3.86	$0.47
Diluted earnings per share	$0.48	$0.15	$3.54	$0.45

Weighted-average common shares outstanding—basic	152.8	164.8	153.0	166.5
Weighted-average common shares outstanding—diluted	167.9	180.2	168.2	182.3
See accompanying notes to the unaudited Consolidated Financial Statements.

PENN ENTERTAINMENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	For the three months ended June 30,		For the six months ended June 30,
(in millions)	2023	2022	2023	2022
Net income	$78.1	$26.1	$592.5	$77.7
Other comprehensive income (loss):
Foreign currency translation adjustment during the period	36.4	(62.7)	44.6	(26.9)
Other comprehensive income (loss)	36.4	(62.7)	44.6	(26.9)
Total comprehensive income (loss)	114.5	(36.6)	637.1	50.8
Less: Comprehensive loss attributable to non-controlling interest	0.3	—	0.4	0.1
Comprehensive income (loss) attributable to PENN Entertainment	$114.8	$(36.6)	$637.5	$50.9
See accompanying notes to the unaudited Consolidated Financial Statements.

PENN ENTERTAINMENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(UNAUDITED)

	Three Months Ended June 30, 2023 and 2022
	Preferred Stock		Common Stock				Treasury Stock	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Total PENN Stockholders’ Equity	Non-Controlling Interest	Total Stockholders’ Equity
(in millions, except share data)	Shares	Amount	PENN Entertainment Shares	Amount	Exchangeable Shares	Amount
Balance as of April 1, 2023	354	$11.8	154,136,908	$1.8	560,758	$—	$(679.5)	$4,333.6	$669.0	$(160.4)	$4,176.3	$(1.2)	$4,175.1
Share-based compensation arrangements	—	—	23,391	—	—	—	—	19.7	—	—	19.7	—	19.7
Share repurchases	—	—	(3,791,258)	—	—	—	(99.8)	—	—	—	(99.8)	—	(99.8)
Common stock issuance	—	—	4,055	—	—		—	0.1	—	—	0.1	—	0.1
Exchangeable share conversions	—	—	370	—	(370)	—	—	—	—	—	—	—	—
Currency translation adjustment	—	—	—	—	—	—	—	—	—	36.4	36.4	—	36.4
Net income (loss)	—	—	—	—	—	—	—	—	78.4	—	78.4	(0.3)	78.1
Other	—	—	—	—	—	—	(0.4)	(0.4)	—	—	(0.8)	—	(0.8)
Balance as of June 30, 2023	354	$11.8	150,373,466	$1.8	560,388	$—	$(779.7)	$4,353.0	$747.4	$(124.0)	$4,210.3	$(1.5)	$4,208.8

Balance as of April 1, 2022	581	$19.4	166,161,818	$1.7	633,189	$—	$(203.5)	$4,170.4	$(15.9)	$(18.6)	$3,953.5	$(0.8)	$3,952.7
Share-based compensation arrangements	—	—	30,551	—	—	—	—	14.5	—	—	14.5	—	14.5
Share repurchases	—	—	(5,539,177)	—	—	—	(167.0)	—	—	—	(167.0)	—	(167.0)
Common stock issuance	—	—	64,000	—	—	—	—	2.0	—	—	2.0	—	2.0
Exchangeable shares conversions	—	—	8,531	—	(8,531)	—	—	—	—	—	—	—	—
Currency translation adjustment	—	—	—	—	—	—	—	—	—	(62.7)	(62.7)	—	(62.7)
Net income	—	—	—	—	—	—	—	—	26.1	—	26.1	—	26.1
Other	—	—	—	—	—	—	—	0.4	—	—	0.4	—	0.4
Balance as of June 30, 2022	581	$19.4	160,725,723	$1.7	624,658	$—	$(370.5)	$4,187.3	$10.2	$(81.3)	$3,766.8	$(0.8)	$3,766.0
See accompanying notes to the unaudited Consolidated Financial Statements.

	Six Months Ended June 30, 2023 and 2022
	Preferred Stock		Common Stock				Treasury Stock	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Total PENN Stockholders’ Equity	Non-Controlling Interest	Total Stockholders’ Equity
(in millions, except share data)	Shares	Amount	PENN Entertainment Shares	Amount	Exchangeable Shares	Amount
Balance as of January 1, 2023	581	$19.4	152,903,708	$1.7	620,019	$—	$(629.5)	$4,220.2	$154.5	$(168.6)	$3,597.7	$(1.1)	$3,596.6
Share-based compensation arrangements	—	—	171,830	—	—	—	—	36.2	—	—	36.2	—	36.2
Share issuance in connection with acquisitions	—	—	2,442,809	—	—	—	—	80.8	—	—	80.8	—	80.8
Share repurchases	—	—	(5,438,221)	—	—	—	(149.8)	—	—	—	(149.8)	—	(149.8)
Preferred stock conversions	(227)	(7.6)	226,800	—	—	—	—	7.6	—	—	—	—	—
Common stock issuance	—	—	4,055	—	—	—	—	0.1	—	—	0.1	—	0.1
Exchangeable share issuance	—	—	—	—	2,854	—	—	—	—	—	—	—	—
Exchangeable shares conversions	—	—	62,485	—	(62,485)	—	—	—	—	—	—	—	—
Currency translation adjustment	—	—	—	—	—	—	—	—	—	44.6	44.6	—	44.6
Net income (loss)	—	—	—	—	—	—	—	—	592.9	—	592.9	(0.4)	592.5
Other	—	—	—	0.1	—	—	(0.4)	8.1	—	—	7.8	—	7.8
Balance as of June 30, 2023	354	$11.8	150,373,466	$1.8	560,388	$—	$(779.7)	$4,353.0	$747.4	$(124.0)	$4,210.3	$(1.5)	$4,208.8

Balance as of January 1, 2022	775	$25.8	169,561,883	$1.7	653,059	$—	$(28.4)	$4,239.6	$(86.5)	$(54.4)	$4,097.8	$(0.7)	$4,097.1
Share-based compensation arrangements	—	—	218,824	—	—	—	—	31.5	—	—	31.5	—	31.5
Share repurchases	—	—	(9,341,585)	—	—	—	(342.1)	—	—	—	(342.1)	—	(342.1)
Preferred stock conversions	(194)	(6.4)	194,200	—	—	—	—	6.4	—	—	—	—	—
Common stock issuance	—	—	64,000	—	—	—	—	2.0	—	—	2.0	—	2.0
Exchangeable shares conversions	—	—	28,401	—	(28,401)	—	—	—	—	—	—	—	—
Currency translation adjustment	—	—	—	—	—	—	—	—	—	(26.9)	(26.9)	—	(26.9)
Cumulative-effect adjustment upon adoption of ASU 2020-06	—	—	—	—	—	—	—	(88.2)	18.9	—	(69.3)	—	(69.3)
Net income (loss)	—	—	—	—	—	—	—	—	77.8	—	77.8	(0.1)	77.7
Other	—	—	—	—	—	—	—	(4.0)	—	—	(4.0)	—	(4.0)
Balance as of June 30, 2022	581	$19.4	160,725,723	$1.7	624,658	$—	$(370.5)	$4,187.3	$10.2	$(81.3)	$3,766.8	$(0.8)	$3,766.0
See accompanying notes to the unaudited Consolidated Financial Statements.

PENN ENTERTAINMENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the six months ended June 30,
(in millions)	2023	2022
Operating activities
Net income	$592.5	$77.7
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	218.1	268.5
Amortization of debt discount and debt issuance costs	4.1	4.9
Non-cash interest expense	16.8	12.9
Non-cash operating lease expense	154.8	47.2
Gain on Barstool Acquisition, net	(83.4)	—
Gain on REIT transactions, net	(500.8)	—
Holding (gain) loss on equity securities	(3.1)	55.6
Loss on sale or disposal of property and equipment	—	7.2
Gain on Hurricane Laura	(13.6)	(8.8)
Income from unconsolidated affiliates	(9.8)	(10.5)
Return on investment from unconsolidated affiliates	16.8	17.0
Deferred income taxes	111.6	39.6
Stock-based compensation	36.2	31.5
Loss on early extinguishment of debt	—	10.4
Changes in operating assets and liabilities, net of businesses acquired
Accounts receivable	7.2	7.7
Inventory	0.2	(0.8)
Prepaid expenses and other current assets	(21.9)	(30.7)
Other assets	(9.9)	7.6
Accounts payable	(4.1)	(14.4)
Accrued expenses	(50.8)	(23.0)
Income taxes	21.0	15.4
Operating lease liabilities	(157.1)	(43.2)
Other current and long-term liabilities	(7.8)	(36.6)
Other	6.7	1.2
Net cash provided by operating activities	323.7	436.4
Investing activities
Capital expenditures	(132.8)	(125.6)
Consideration paid for Barstool, net of cash acquired	(314.6)	—
Proceeds from sale of property and equipment	0.1	4.6
Hurricane Laura insurance proceeds	8.8	24.2
Consideration paid for gaming licenses and other intangible assets	(11.7)	(1.9)
Other	(12.7)	(15.0)
Net cash used in investing activities	(462.9)	(113.7)

	For the six months ended June 30,
(in millions)	2023	2022
Financing activities
Proceeds from issuance of long-term debt, net of discounts	—	1,545.0
Repayments on credit facilities	—	(1,543.2)
Principal payments on long-term debt	(18.8)	(20.5)
Debt issuance costs	—	(18.2)
Payments of other long-term obligations	(0.7)	(9.1)
Principal payments on financing obligations	(19.4)	(31.9)
Principal payments on finance leases	(23.3)	(53.5)
Proceeds from exercise of options	1.1	2.8
Repurchase of common stock	(149.8)	(342.1)
Other	(3.2)	(6.6)
Net cash used in financing activities	(214.1)	(477.3)
Effect of currency rate changes on cash, cash equivalents, and restricted cash	1.0	(0.6)
Change in cash, cash equivalents, and restricted cash	(352.3)	(155.2)
Cash, cash equivalents, and restricted cash at the beginning of the year	1,644.2	1,880.1
Cash, cash equivalents, and restricted cash at the end of the period	$1,291.9	$1,724.9

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$1,271.6	$1,708.3
Restricted cash included in Other current assets	19.1	15.4
Restricted cash included in Other assets	1.2	1.2
Total cash, cash equivalents, and restricted cash	$1,291.9	$1,724.9

Supplemental disclosure:
Cash paid for interest, net of amounts capitalized	$207.4	$338.5
Cash payments related to income taxes, net	$66.0	$45.5

Non-cash activities:
Accrued capital expenditures	$15.0	$25.5
See accompanying notes to the unaudited Consolidated Financial Statements.

PENN ENTERTAINMENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1—Organization and Basis of Presentation
Organization: PENN Entertainment, Inc., together with its subsidiaries (“PENN,” the “Company,” “we,” “our,” or “us”), is North America’s leading provider of integrated entertainment, sports content, and casino gaming experiences. As of June 30, 2023, PENN operated 43 properties in 20 states, online sports betting in 17 jurisdictions and iCasino in five jurisdictions, under a portfolio of well-recognized brands including Hollywood Casino®, L’Auberge®, Barstool Sportsbook® and theScore Bet Sportsbook and Casino®. In August 2023, PENN entered into a transformative, exclusive long-term strategic alliance with ESPN, Inc. and ESPN Enterprises, Inc. (together, “ESPN”) relating to online sports betting within the United States. In the fall of 2023, the existing Barstool Sportsbook will be rebranded across all online platforms in the United States as ESPN Bet, and our online product will include a Hollywood-branded integrated iCasino where permitted. PENN’s ability to leverage the leading sports media brands in the United States (ESPN) and Canada (theScore) will position us to significantly expand our digital footprint and efficiently grow our customer ecosystem. This highly differentiated strategy, which is focused on organic cross-sell opportunities, is reinforced by our investment in market-leading retail casinos, sports media assets and technology, including a proprietary state-of-the-art, fully integrated digital sports and iCasino betting platform and an in-house iCasino content studio. PENN’s portfolio is further bolstered by our industry-leading PENN PlayTM customer loyalty program, which offers our approximately 27 million members a unique set of rewards and experiences across business channels.
The majority of the real estate assets (i.e., land and buildings) used in our operations are subject to triple net master leases; the most significant of which are the AR PENN Master Lease, 2023 Master Lease, PENN Master Lease (prior to January 1, 2023), and Pinnacle Master Lease (as such terms are defined in Note 9, “Leases” and collectively referred to as the “Master Leases”), with Gaming and Leisure Properties, Inc. (Nasdaq: GLPI) (“GLPI”), a real estate investment trust (“REIT”).
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

Segment Information: We have five reportable segments: Northeast, South, West, Midwest, and Interactive. Our gaming and racing properties are grouped by geographic location, and each is viewed as an operating segment with the exception of our two properties in Jackpot, Nevada, which are viewed as one operating segment. We consider our combined Video Gaming Terminal (“VGT”) operations, by state, to be separate operating segments. Interactive includes all of our online sports betting, iCasino and social gaming operations, management of retail sports betting, media, and the operating results of Barstool Sports, Inc. (“Barstool”) (the remaining 64% of Barstool common stock, not already owned by PENN, was acquired on February 17, 2023) (see Note 6, “Acquisitions and Dispositions” for further information). See Note 16, “Segment Information” and Note 9, “Leases” for further segment and lease structure information, respectively. For financial reporting purposes, we aggregate our operating segments into the following reportable segments:

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
(2)VGT route operations.
(3)The riverboat is owned by us and not subject to the AR PENN Master Lease.
(4)Pursuant to a joint venture with NASCAR and includes the Company’s 50% investment in Kansas Entertainment, LLC (“Kansas Entertainment”), which owns Hollywood Casino at Kansas Speedway.
Revenue Recognition: Our revenue from contracts with customers consists primarily of gaming wagers, inclusive of sports betting and iCasino products, food and beverage transactions, hotel room sales, media, retail transactions, racing wagers, and third-party revenue sharing agreements. See Note 5, “Revenue Disaggregation” for information on our revenue by type and geographic location.
Complimentaries Associated with Gaming Contracts
Food, beverage, hotel, and other services furnished to patrons for free as an inducement to gamble or through the redemption of our customers’ loyalty points are recorded as “Food, beverage, hotel, and other” revenues at their estimated standalone selling prices, with an offset recorded as a reduction to “Gaming” revenues. The cost of providing complimentary goods and services to patrons as an inducement to gamble as well as for the fulfillment of our loyalty point obligation is included in “Food, beverage, hotel, and other” expenses. Revenues recorded to “Food, beverage, hotel, and other” and offset to “Gaming” revenues were as follows:

	For the three months ended June 30,		For the six months ended June 30,
(in millions)	2023	2022	2023	2022
Food and beverage	$54.8	$52.1	$109.1	$102.8
Hotel	35.8	36.6	65.7	68.8
Other	3.2	2.8	6.3	5.3
Total complimentaries associated with gaming contracts	$93.8	$91.5	$181.1	$176.9
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
Our PENN Play program connects the Company’s brands under one loyalty program and allows members to earn loyalty points, or “PENN Cash”, redeemable for slot play and complimentaries, such as food and beverage at our restaurants, lodging at our hotels, the PENN Play redemption marketplace that features popular retailers, and products offered at our retail stores across the vast majority of our properties. In addition, members of the PENN Play program earn credit toward tier status, which entitles them to receive certain other benefits, such as priority access, discounts, gifts, trips to PENN destinations, partner experiences, and PENN Cash. The obligation associated with our PENN Play program, which is included in “Accrued expenses and other current liabilities” within our unaudited Consolidated Balance Sheets, was $43.0 million and $39.3 million as of June 30, 2023 and December 31, 2022, respectively, and consisted principally of the obligation associated with the loyalty points. Our loyalty point obligations are generally settled within six months of issuance. Changes between the opening and closing balances primarily relate to the timing of our customers’ election to redeem loyalty points as well as the timing of when our customers receive their earned tier status benefits.
The Company’s advance payments on goods and services yet to be provided and for unpaid wagers primarily consist of the following: (i) deposits on rooms and convention space, (ii) money deposited on behalf of a customer in advance of their property visit (referred to as “safekeeping” or “front money”), (iii) money deposited in an online wallet not yet wagered or wagered and not yet withdrawn, (iv) outstanding tickets generated by slot machine play, sports betting, or pari-mutuel wagering, (v) outstanding chip liabilities, (vi) unclaimed jackpots, and (vii) gift cards redeemable at our properties. Unpaid wagers generally represent obligations stemming from prior wagering events, of which revenue was previously recognized. The Company’s advance payments on goods and services yet to be provided and for unpaid wagers were $95.1 million and $125.8 million as of June 30, 2023 and December 31, 2022, respectively, and are included in “Accrued expenses and other current liabilities” within our unaudited Consolidated Balance Sheets.

The Company’s deferred revenue is primarily related to PENN Interactive, our wholly-owned interactive division, which enters into multi-year agreements with third-party online sports betting and/or iCasino operators for online sports betting and iCasino market access across our portfolio of properties. During the three and six months ended June 30, 2023, we recognized $1.0 million and $1.7 million of previously deferred revenue, respectively, as compared to $3.0 million and $3.7 million during the three and six months ended June 30, 2022, respectively. Deferred revenue primarily associated with third-party online sports betting and/or iCasino operators for online sports betting and iCasino market access, which is included in “Other long-term liabilities” within our unaudited Consolidated Balance Sheets, was $57.3 million and $46.5 million as of June 30, 2023 and December 31, 2022, respectively.
Advertising: The Company expenses advertising costs the first time the advertising takes place or as incurred. Advertising expenses, which generally relate to media placement costs and are primarily included in “Gaming” expenses within the unaudited Consolidated Statements of Operations, were $20.8 million and $44.4 million for the three and six months ended June 30, 2023, respectively, as compared to $18.5 million and $42.6 million for the three and six months ended June 30, 2022, respectively.
Gaming and Pari-mutuel Taxes: We are subject to gaming and pari-mutuel taxes based on gross gaming revenue and pari-mutuel revenue in the jurisdictions in which we operate, as well as taxes on revenues derived from arrangements which allow for third-party online sports betting and/or iCasino partners to operate online sportsbooks and iCasinos under our gaming licenses. The Company primarily recognizes gaming and pari-mutuel tax expense based on the statutorily required percentage of revenue that is required to be paid to state, provincial and/or local jurisdictions in the states and provinces where or in which the wagering occurs. Also, included in gaming and pari-mutuel taxes are costs to support the operations of local regulatory authorities which some jurisdictions require us to pay. Gaming and pari-mutuel taxes are recorded in “Gaming” expenses or “Food, beverage, hotel, and other” expenses within the unaudited Consolidated Statements of Operations, and were $560.5 million and $1.1 billion for the three and six months ended June 30, 2023, respectively, as compared to $486.8 million and $959.0 million for the three and six months ended June 30, 2022, respectively.
Inventory, net: Inventory is accounted for using the average cost or first-in or first-out (“FIFO”) method. Inventory accounted for under the average cost and FIFO methods are stated at the lower of cost or net realizable value. Inventory balances substantially consist of finished goods and were $26.4 million and $5.0 million as of June 30, 2023 and December 31, 2022, respectively.
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
Holders of the Company’s Series D Preferred Stock (as defined in Note 13, “Stockholders' Equity and Stock-based Compensation”) are entitled to participate equally and ratably in all dividends and distributions paid to holders of PENN common stock irrespective of any vesting requirement. Accordingly, the Series D Preferred Stock shares are considered a participating security and the Company is required to apply the two-class method to consider the impact of the preferred shares on the calculation of basic and diluted EPS. The holders of the Company’s Series D Preferred Stock are not obligated to absorb losses; therefore, in reporting periods where the Company is in a net loss position, it does not apply the two-class method. In reporting periods where the Company is in a net income position, the two-class method is applied by allocating all earnings during the period to common shares and preferred shares. See Note 14, “Earnings per Share” for more information.
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
Note 3—New Accounting Pronouncements
In June 2022, the Financial Accounting Standard Board (the “FASB”) issued ASU 2022-03, “Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions” (“ASU 2022-03”). ASU 2022-03 clarifies the guidance on the fair value measurement of an equity security that is subject to a contractual sale restriction and requires specific disclosures related to such an equity security. Specifically, ASU 2022-03 clarifies that a “contractual sale restriction prohibiting the sale of an equity security is a characteristic of the reporting entity holding the equity security” and is not included in the equity security’s unit of account. Accordingly, the Company is no longer permitted to apply a discount related to the contractual sale restriction, or lack of marketability, when measuring the equity security’s fair value. In addition, ASU 2022-03 prohibits an entity from recognizing a contractual sale restriction as a separate unit of account. ASU 2022-03 will be effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted. We are currently evaluating the impact of the adoption of ASU 2022-03 on our unaudited Consolidated Financial Statements.
In March 2023, the FASB issued ASU 2023-02, “Investments—Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method (a consensus of the Emerging Issues Task Force)” (“ASU 2023-02”). ASU 2023-02 introduced the option to apply the proportional amortization method to account for investments made primarily for the purpose of receiving income tax credits and other income tax benefits when certain requirements are met. In addition, ASU 2023-02 limited the proportional amortization method to investments in low-income-housing tax credit structures. ASU 2023-02 will be effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted. We evaluated the impact of the adoption of ASU 2023-02 on our unaudited Consolidated Financial Statements and determined that it is immaterial.
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
During the six months ended June 30, 2023, we received additional insurance claim proceeds totaling $13.6 million, which resulted in a gain of $13.6 million. During the six months ended June 30, 2022, we received proceeds of $37.5 million, which resulted in a gain of $8.8 million. The gains are included in “General and administrative expenses” within our unaudited Consolidated Statements of Operations. Additionally, we did not have a receivable balance as of December 31, 2022.
Subsequent to June 30, 2023, the Company received insurance payments totaling $13.9 million. As of August 8, 2023, the insurance claim remains open, and we expect to receive additional future proceeds.
We record proceeds in excess of the recognized losses and lost profits under our business interruption insurance as a gain contingency in accordance with ASC Topic 450, “Contingencies,” which we expect to recognize at the time of final settlement or when nonrefundable cash advances are made in a period subsequent to June 30, 2023.

The following table summarizes the financial impact of Hurricane Laura related matters:

	Life to date through
(in millions)	June 30, 2023	December 31, 2022
Insurance proceeds received through the end of the period	$100.5	$86.9
Deductible	$15.0	$15.0
Coinsurance	$2.5	$2.5
Clean-up, restoration, and other costs	$52.8	$52.8
Fixed asset write-off	$23.2	$23.2
Inventory write-off	$0.2	$0.2
Note 5—Revenue Disaggregation
Our revenues are generated principally by providing the following types of services: (i) gaming, inclusive of retail sports betting, iCasino, and online sports betting; (ii) food and beverage; (iii) hotel; (iv) advertising; (v) retail; and (vi) other. Other revenues are principally comprised of PENN Interactive’s revenue from third-party online sports betting and/or iCasino operators and the related gross-up for taxes, racing operations, and commissions received on ATM transactions. Our revenue is disaggregated by type of revenue and geographic location of the related properties, which is consistent with our reportable segments, as follows:

	For the three months ended June 30, 2023
(in millions)	Northeast	South	West	Midwest	Interactive (1)	Other	Intersegment Eliminations (2)	Total
Revenues:
Gaming	$616.5	$239.1	$92.4	$261.5	$83.3	$—	$—	$1,292.8
Food and beverage	34.6	34.3	18.0	14.5	—	1.2	—	102.6
Hotel	14.8	25.0	14.5	10.0	—	—	—	64.3
Advertising	—	—	—	—	45.5	—	—	45.5
Retail	2.0	1.5	1.4	0.8	15.5	—	—	21.2
Other	20.1	8.4	3.7	6.5	113.2	5.0	(8.5)	148.4
Total revenues	$688.0	$308.3	$130.0	$293.3	$257.5	$6.2	$(8.5)	$1,674.8

	For the three months ended June 30, 2022
(in millions)	Northeast	South	West	Midwest	Interactive (1)	Other	Intersegment Eliminations (2)	Total
Revenues:
Gaming	$621.4	$269.0	$98.9	$267.0	$69.3	$—	$—	$1,325.6
Food and beverage	31.5	33.0	21.6	13.2	—	1.3	—	100.6
Hotel	10.3	26.0	26.4	9.1	—	—	—	71.8
Advertising	—	—	—	—	8.5	—	—	8.5
Retail	1.5	1.8	1.6	0.6	—	—	—	5.5
Other	20.2	8.8	5.3	6.4	77.1	4.6	(7.5)	114.9
Total revenues	$684.9	$338.6	$153.8	$296.3	$154.9	$5.9	$(7.5)	$1,626.9

	For the six months ended June 30, 2023
(in millions)	Northeast	South	West	Midwest	Interactive (1)	Other	Intersegment Eliminations (2)	Total
Revenues:
Gaming	$1,245.8	$491.2	$186.8	$527.4	$166.2	$—	$—	$2,617.4
Food and beverage	72.9	65.3	35.3	29.4	—	2.2	—	205.1
Hotel	26.0	46.6	28.0	17.6	—	—	—	118.2
Advertising	—	—	—	—	72.7	—	—	72.7
Retail	3.8	3.0	2.6	1.4	23.8	—	—	34.6
Other	40.0	17.0	7.0	12.8	228.3	9.8	(14.8)	300.1
Total revenues	$1,388.5	$623.1	$259.7	$588.6	$491.0	$12.0	$(14.8)	$3,348.1

	For the six months ended June 30, 2022
(in millions)	Northeast	South	West	Midwest	Interactive (1)	Other	Intersegment Eliminations (2)	Total
Revenues:
Gaming	$1,220.5	$547.6	$193.0	$523.5	$132.2	$—	$—	$2,616.8
Food and beverage	63.4	64.0	40.9	25.7	—	2.5	—	196.5
Hotel	18.4	48.0	48.7	16.7	—	—	—	131.8
Advertising	—	—	—	—	16.7	—	—	16.7
Retail	3.0	3.4	2.8	1.1	—	—	—	10.3
Other	38.1	17.0	9.3	12.2	147.5	10.7	(15.8)	219.0
Total revenues	$1,343.4	$680.0	$294.7	$579.2	$296.4	$13.2	$(15.8)	$3,191.1
(1)    Other revenues within the Interactive segment are inclusive of gaming tax reimbursement amounts related to third-party online sports betting and/or iCasino partners for online sports betting and iCasino market access of $88.5 million and $180.8 million for the three and six months ended June 30, 2023, respectively, as compared to $55.4 million and $105.7 million for the three and six months ended June 30, 2022, respectively.
(2)    Primarily represents the elimination of intersegment revenues associated with our retail sportsbooks, which are operated by PENN Interactive.
Note 6—Acquisitions and Dispositions
Barstool
On February 17, 2023, we acquired the remaining 64% of the outstanding shares of Barstool common stock not already owned by us for a consideration of approximately $405.5 million, which is inclusive of cash and common stock issuance, repayment of Barstool indebtedness of $23.8 million, transaction expenses and other purchase price adjustments in accordance with GAAP (the “Barstool Acquisition”). Prior to the acquisition, we held a 36% ownership interest, which was accounted for under the equity method. At the closing of the Barstool Acquisition, we obtained 100% of the Barstool common stock, and determined the fair value of Barstool to be $660.0 million based on market participant assumptions, as discussed below. Upon the completion of the Barstool Acquisition, Barstool became an indirect wholly owned subsidiary of PENN. We issued 2,442,809 shares of our common stock to certain former stockholders of Barstool for the Barstool Acquisition (see Note 13, “Stockholders’ Equity and Stock-Based Compensation” for further information) and utilized $315.3 million of cash to complete the Barstool Acquisition, inclusive of transaction expenses and repayment of Barstool indebtedness.
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

The following table reflects the preliminary allocation of the purchase price to the tangible and identifiable intangible assets acquired and liabilities assumed, with the excess recorded as goodwill at the February 17, 2023 acquisition date.

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
Acquired identifiable intangible assets consisted of the Barstool tradename, advertising relationships, other tradenames and brands, and customer relationships. The Barstool tradename was determined to be an indefinite-lived intangible asset. All other intangible assets were determined to be definite-lived with assigned useful lives primarily ranging from 2-5 years.
Goodwill, none of which was deductible for tax purposes, is approximately 35.1% of the net assets acquired and was allocated to the Company’s Interactive segment. Goodwill was primarily attributable to synergies and cross selling opportunities to Barstool’s existing customer base.
The following valuation approaches were utilized to determine the fair value of each intangible asset at the February 17, 2023 acquisition date:

Intangible Asset	Valuation Approach
Barstool tradename	Relief-from-royalty (variation of income approach)
Advertising relationships	With-and-without (variation of income approach)
Other tradenames and brands	Relief-from-royalty (variation of income approach)
Customer relationships	Replacement cost
Barstool’s revenue and net loss are included in our results for the period beginning February 17, 2023 through June 30, 2023. Barstool’s revenue and net loss for the three months ended June 30, 2023, included in the unaudited Consolidated Statements of Operations, were $52.7 million and $12.8 million, respectively. Barstool’s revenue and net loss for the six months ended June 30, 2023, included in the unaudited Consolidated Statements of Operations, were $80.9 million and $16.1 million, respectively.

On August 8, 2023, PENN entered into a Sportsbook Agreement (the “Sportsbook Agreement”) with ESPN, which provides for a long-term strategic relationship between PENN and ESPN relating to online sports betting in the United States. Pursuant to the Sportsbook Agreement, PENN will rebrand its existing Barstool Sportsbook across all online platforms in the United States as ESPN Bet (the “Sportsbook”) and will oversee daily operations of the Sportsbook. See Note 17, “Subsequent Events” for more information related to the Sportsbook Agreement.
In connection with PENN’s decision to rebrand our online sports betting business from Barstool Sportsbook to ESPN Bet pursuant to the Sportsbook Agreement as discussed above, PENN entered into a stock purchase agreement with David Portnoy (the “Barstool SPA”) on August 8, 2023. Pursuant to the Barstool SPA, PENN sold 100% of the outstanding shares of Barstool to David Portnoy in exchange for a nominal cash consideration ($1.00 dollar) and certain non-compete and other restrictive covenants. Pursuant to the Barstool SPA, PENN has the right to receive 50% of the gross proceeds received by David Portnoy in any subsequent sale or other monetization event of Barstool.
On August 8, 2023, the Company’s Board of Directors approved the sale to David Portnoy and we classified the assets and liabilities to be disposed in connection with the Barstool SPA as held-for-sale which are measured at the lower of (i) the carrying value when we classified the disposal group as held-for-sale and (ii) the fair value of the disposal group, less costs to sell. The classification of the Barstool business as held-for-sale was considered an event or change in circumstance which requires an assessment of the goodwill and intangible assets of the disposal group for impairment each reporting period until disposal. We are currently quantifying the impact of the Barstool SPA to our unaudited Consolidated Financial Statements, however we expect the carrying value of the net assets held-for-sale to be greater than their fair value, less costs to sell, which is expected to result in a material non-cash loss and the corresponding reversal of the net deferred tax liability of approximately $115.9 million that will have a significant impact to income taxes. See Note 11, “Income Taxes.” The pre-tax non-cash loss on disposal is estimated to be between $800.0 million and $850.0 million (inclusive of $705.0 million to $720.0 million in goodwill and intangible assets write offs) to be incurred in the third quarter of 2023. These material adjustments will be reflected in our September 30, 2023 unaudited Consolidated Statements of Operations and unaudited Consolidated Balance Sheets.
Pursuant to the Barstool SPA, PENN will indemnify Barstool and its subsidiaries and David Portnoy for certain tax matters. We are unable to assess the potential financial impact to the Company of this indemnification. As a result, we cannot estimate the potential amount of future payments under this indemnity. To the extent that a claim is made under this indemnity and/or becomes probable and reasonably estimable, liabilities associated with this indemnity will be recorded and included in the Company’s commitments and contingencies disclosure in Note 12 “Commitments and Contingencies.”
Unaudited Pro Forma Financial Information
The following table includes unaudited pro forma consolidated financial information assuming our acquisition of Barstool had occurred as of January 1, 2022. The pro forma amounts include the historical operating results of PENN and Barstool prior to our acquisition. The pro forma financial information does not necessarily represent the results that may occur in the future. For the three months ended June 30, 2023 and 2022, pro forma adjustments directly attributable to the acquisition include acquisition and transaction related costs of $1.0 million, as compared to $2.3 million for the six months ended June 30, 2023 and 2022, incurred by both PENN and Barstool. Pro forma adjustments also included a $83.4 million gain on the Barstool Acquisition for the six months ended June 30, 2023 and 2022. Additionally, for the six months ended June 30, 2023 pro forma adjustments included a gain of $3.1 million, as compared to a gain of $1.5 million and $5.6 million for the three and six months ended June 30, 2022, respectively, related to remeasurement and settlement of Barstool put/call options.

	For the three months ended June 30,		For the six months ended June 30,
(in millions)	2023	2022	2023	2022
Revenues	$1,674.8	$1,680.7	$3,367.8	$3,285.5
Net income	$79.2	$32.3	$518.5	$139.6

Note 7—Goodwill and Other Intangible Assets
A reconciliation of goodwill and accumulated goodwill impairment losses, by reportable segment, is as follows:

(in millions)	Northeast	South	West	Midwest	Interactive	Other	Total
Balance as of December 31, 2022
Goodwill, gross	$923.5	$236.6	$216.8	$1,116.7	$1,628.4	$87.7	$4,209.7
Accumulated goodwill impairment losses	(798.8)	(61.0)	(16.6)	(556.1)	—	(87.7)	(1,520.2)
Goodwill, net	$124.7	$175.6	$200.2	$560.6	$1,628.4	$—	$2,689.5

Goodwill acquired during the period	$—	$—	$—	$—	$231.9	$—	$231.9
Effect of foreign currency exchange rates	—	—	—	—	35.7	—	35.7
Balance as of June 30, 2023
Goodwill, gross	$923.5	$236.6	$216.8	$1,116.7	$1,896.0	$87.7	$4,477.3
Accumulated goodwill impairment losses	(798.8)	(61.0)	(16.6)	(556.1)	—	(87.7)	(1,520.2)
Goodwill, net	$124.7	$175.6	$200.2	$560.6	$1,896.0	$—	$2,957.1
There were no impairment charges recorded to goodwill during the three and six months ended June 30, 2023 and 2022.
In August 2023, in connection with the Barstool SPA, we expect to record an estimated pre-tax non-cash loss on disposal of $800.0 million to $850.0 million, inclusive of an estimated goodwill write off in the range of $225.0 million to $235.0 million in our Interactive segment. See Note 6, “Acquisitions and Dispositions.”
The table below presents the gross carrying amount, accumulated amortization, and net carrying amount of each major class of other intangible assets:

	June 30, 2023			December 31, 2022
(in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Indefinite-lived intangible assets
Gaming licenses	$1,207.8	$—	$1,207.8	$1,207.6	$—	$1,207.6
Trademarks	754.4	—	754.4	332.2	—	332.2
Other	0.7	—	0.7	0.7	—	0.7
Amortizing intangible assets
Customer relationships	123.1	(103.7)	19.4	114.4	(102.0)	12.4
Technology	270.0	(105.0)	165.0	249.6	(80.4)	169.2
Other	89.9	(18.6)	71.3	27.7	(10.9)	16.8
Total other intangible assets, net	$2,445.9	$(227.3)	$2,218.6	$1,932.2	$(193.3)	$1,738.9
There were no impairment charges recorded to other intangible assets, net during the three and six months ended June 30, 2023 and 2022.
In August 2023, in connection with the Barstool SPA, we expect to record an estimated pre-tax non-cash loss on disposal of $800.0 million to $850.0 million, inclusive of estimated trademarks and other intangible assets write offs in the range of $480.0 million to $485.0 million in our Interactive segment. See Note 6, “Acquisitions and Dispositions.”

Amortization expense related to our amortizing intangible assets was $17.9 million and $31.9 million for the three and six months ended June 30, 2023, respectively, as compared to $14.9 million and $29.9 million for the three and six months ended June 30, 2022, respectively. The following table presents the estimated amortization expense based on our amortizing intangible assets as of June 30, 2023 (in millions):

Years ending December 31,
2023 (excluding the six months ended June 30, 2023)	$39.2
2024	74.0
2025	51.0
2026	31.9
2027	28.1
Thereafter	31.5
Total	$255.7
Note 8—Long-term Debt
The table below presents long-term debt, net of current maturities, debt discounts and issuance costs:

(in millions)	June 30, 2023	December 31, 2022
Senior Secured Credit Facilities:
Amended Revolving Credit Facility due 2027	$—	$—
Amended Term Loan A Facility due 2027	522.5	536.2
Amended Term Loan B Facility due 2029	990.0	995.0
5.625% Notes due 2027	400.0	400.0
4.125% Notes due 2029	400.0	400.0
2.75% Convertible Notes due 2026	330.5	330.5
Other long-term obligations	172.2	156.1
	2,815.2	2,817.8
Less: Current maturities of long-term debt	(56.2)	(56.2)
Less: Debt discounts	(4.2)	(4.6)
Less: Debt issuance costs	(32.0)	(35.7)
	$2,722.8	$2,721.3
The following is a schedule of future minimum repayments of long-term debt as of June 30, 2023 (in millions):

Years ending December 31:
2023 (excluding the six months ended June 30, 2023)	$36.8
2024	47.6
2025	38.2
2026	503.6
2027	837.0
Thereafter	1,352.0
Total minimum payments	$2,815.2

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
In connection with the repayment of the previous Senior Secured Credit Facilities, the Company recorded a $10.4 million loss on the early extinguishment of debt for the three and six months ended June 30, 2022. Additionally, we recorded $1.3 million in refinancing costs, which is included in “General and administrative” within our Consolidated Statements of Operations. In addition, we recorded $5.0 million of original issue discount related to the Amended Term Loan B Facility which will be amortized to interest expense over the life of the Amended Term Loan B Facility.
As of June 30, 2023 and December 31, 2022, the Company had conditional obligations under letters of credit issued pursuant to the Amended Credit Facilities with face amounts aggregating to $23.4 million and $22.5 million, respectively, resulting in $976.6 million and $977.5 million of available borrowing capacity under the Amended Revolving Credit Facility.

2.75% Unsecured Convertible Notes
In May 2020, the Company completed a public offering of $330.5 million aggregate principal amount of 2.75% unsecured convertible notes (the “Convertible Notes”) that mature, unless earlier converted, redeemed or repurchased, on May 15, 2026 at a price of par.
As of June 30, 2023 and December 31, 2022, no Convertible Notes have been converted into the Company’s common stock. The maximum number of shares that could be issued to satisfy the conversion feature of the Convertible Notes was 18,360,815 and the amount by which the Convertible Notes if-converted value exceeded its principal amount was $110.7 million, as of June 30, 2023.
The Convertible Notes consisted of the following components:

(in millions)	June 30, 2023	December 31, 2022
Liability:
Principal	$330.5	$330.5
Unamortized debt issuance costs	(5.3)	(6.2)
Net carrying amount	$325.2	$324.3
Interest expense, net
The table below presents interest expense, net:

	For the three months ended June 30,		For the six months ended June 30,
(in millions)	2023	2022	2023	2022
Interest expense	$117.1	$195.4	$230.9	$356.9
Capitalized interest	(1.5)	(0.4)	(2.3)	(0.7)
Interest expense, net	$115.6	$195.0	$228.6	$356.2
The table below presents interest expense related to the Convertible Notes:

	For the three months ended June 30,		For the six months ended June 30,
(in millions)	2023	2022	2023	2022
Coupon interest	$2.2	$2.2	$4.5	$4.5
Amortization of debt issuance costs	0.4	0.4	0.9	0.8
Convertible Notes interest expense	$2.6	$2.6	$5.4	$5.3
Debt issuance costs are amortized to interest expense over the term of the Convertible Notes at an effective interest rate of 3.329%. The remaining term of the Convertible Notes was 2.9 years as of June 30, 2023.
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
As of June 30, 2023, the Company was in compliance with all required financial covenants. The Company believes that it will remain in compliance with all of its required financial covenants for at least the next twelve months following the date of filing this Quarterly Report on Form 10-Q with the SEC.

Other Long-Term Obligations
Other Long-term Obligation
In February 2021, we entered into a financing arrangement providing the Company with upfront cash proceeds while permitting us to participate in future proceeds on certain claims. The financing obligation has been classified as a non-current liability, which is expected to be settled in a future period of which the principal is contingent and predicated on other events. Consistent with an obligor’s accounting under a debt instrument, period interest will be accreted using an effective interest rate of 27.0% and until such time that the claims and related obligation is settled. The amount included in interest expense related to this obligation was $8.7 million and $16.8 million for the three and six months ended June 30, 2023, respectively, as compared to $6.7 million and $12.9 million for the three and six months ended June 30, 2022, respectively.
Ohio Relocation Fees
Other long-term obligations included $27.4 million at both June 30, 2023 and December 31, 2022, related to the relocation fees for Hollywood Gaming at Dayton Raceway (“Dayton”) and Hollywood Gaming at Mahoning Valley Race Course (“Mahoning Valley”), which opened in August 2014 and September 2014, respectively. The relocation fee for each facility is payable as follows: $7.5 million upon the opening of the facilities and eighteen semi-annual payments of $4.8 million beginning one year after the commencement of operations. These obligations are accreted to interest expense at an effective yield of 5.0%.
Event Center
As of June 30, 2023 and December 31, 2022, other long-term obligations included $9.9 million and $10.7 million, respectively, related to the repayment obligation of a hotel and event center located less than a mile away from Hollywood Casino Lawrenceburg, which was constructed by the City of Lawrenceburg Department of Redevelopment. Effective in January 2015, by contractual agreement, we assumed a repayment obligation for the hotel and event center in the amount of $15.3 million, which was financed through a loan with the City of Lawrenceburg Department of Redevelopment, in exchange for conveyance of the property. Beginning in January 2016, the Company was obligated to make annual payments on the loan of $1.0 million for 20 years. This obligation is accreted to interest expense at its effective yield of 3.0%.
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
We concluded the AR PENN Master Lease constituted a modification event under ASC Topic 842, “Leases” (“ASC 842”), which required us to reassess the classifications of the lease components and remeasure the associated lease liabilities. We concluded the lease term should end at the current lease expiration date of October 31, 2033 and the optional three renewal terms of five years each were not included in the lease term. The Company continues to evolve from a leading retail gaming operator to a leading provider of integrated entertainment, sports content, and casino gaming experiences. The execution of our omni-channel strategy continues to diversify our earning streams and precluded us from concluding all renewal periods were reasonably assured to be exercised.
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
The 2023 Master Lease includes a base rent (the “2023 Master Lease Base Rent”) equal to $232.2 million and the Master Development Agreement contains additional rent (together with the 2023 Master Lease Base Rent, the “2023 Master Lease Rent”) equal to (i) 7.75% of any project funding received by PENN from GLPI for an anticipated relocation of PENN’s riverboat casino and related developments with respect to Aurora (the “Aurora Project”) and (ii) a percentage, based on the then-current GLPI stock price, of any project funding received by PENN from GLPI for certain anticipated development projects with respect to Joliet, Columbus and M Resort (the “Other Development Projects”). The Master Development Agreement provides that GLPI will fund up to $225.0 million for the Aurora Project and, upon PENN’s request, up to $350.0 million in the aggregate for the Other Development Projects, in accordance with certain terms and conditions set forth in the Master Development Agreement. These funding obligations of GLPI expire on January 1, 2026. The 2023 Master Lease Rent will be subject to a one-time increase of $1.4 million, effective November 1, 2027. The 2023 Master Lease Rent will be further subject to a fixed escalator of 1.5% on November 1, 2023 and annually thereafter. The Master Development Agreement provides that PENN may elect not to proceed with a development project prior to GLPI’s commencement of any equity or debt offering or credit facility draw intended to fund such a project or after such time in certain instances, provided that GLPI will be reimbursed for all costs and expenses incurred in connection with such discontinued project. The Aurora Project and the Other Development Projects are all subject to necessary regulatory and other government approvals.
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
Greektown Lease
On May 23, 2019, the Company entered into an individual triple net lease with VICI for the real estate assets used in the operations of Hollywood Casino at Greektown (the “Greektown Lease”). The Greektown Lease has an initial term of 15 years, with four subsequent five-year renewal options on the same terms and conditions, exercisable at the Company’s option. The payment structure under the Greektown Lease includes a fixed component, a portion subject to an annual escalator of up to 2% depending on an Adjusted Revenue to Rent Ratio (as defined in the Greektown Lease) of 1.85:1, and a component that is based on performance, which is prospectively adjusted every two years by an amount equal to 4% of the average change in net revenues of the property compared to a contractual baseline during the preceding two years (Greektown Percentage Rent”).
On June 1, 2023, the Greektown Percentage Rent reset resulted in an annual rent increase of $1.5 million, which will be in effect until the next Greektown Percentage Rent reset, scheduled to occur on June 1, 2025. Upon reset of the Greektown Percentage Rent, effective June 1, 2023, we recognized an additional operating lease ROU asset and corresponding lease liability of $7.0 million. We did not incur an annual escalator for the lease year ended June 1, 2023. On April 1, 2023, the lease was amended to provide for a Net Revenue to Rent coverage floor to be mutually agreed upon prior to the commencement of the sixth lease year (June 1, 2024).
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
Non-REIT Operating Leases
In addition to any operating lease components contained within the Master Leases, Meadows Lease, Margaritaville Lease, Greektown Lease and Tropicana Lease (referred to as “triple net operating leases”), the Company’s operating leases consists of (i) ground and levee leases to landlords which were not assumed by our REIT Landlords and remain an obligation of the Company, and (ii) buildings and equipment not associated with our REIT Landlords. Certain of our lease agreements include rental payments based on a percentage of sales over specified contractual amounts, rental payments adjusted periodically for inflation, and rental payments based on usage. The Company’s leases include options to extend the lease terms. The Company’s operating lease agreements do not contain any material residual value guarantees or material restrictive covenants.

The following is a maturity analysis of our operating leases, finance leases and financing obligations as of June 30, 2023:

(in millions)	Operating Leases	Finance Leases	Financing Obligations
Year ended December 31,
2023 (excluding the six months ended June 30, 2023)	$304.6	$79.2	$83.2
2024	587.9	149.3	166.5
2025	582.2	144.7	166.6
2026	582.9	144.7	166.6
2027	585.8	144.6	166.6
Thereafter	3,904.3	3,366.9	3,996.0
Total lease payments	6,547.7	4,029.4	4,745.5
Less: Imputed interest	(2,277.9)	(1,902.8)	(2,298.4)
Present value of future lease payments	4,269.8	2,126.6	2,447.1
Less: Current portion of lease obligations	(281.9)	(46.1)	(40.3)
Long-term portion of lease obligations	$3,987.9	$2,080.5	$2,406.8
Total payments made under the Triple Net Leases were as follows:

	For the three months ended June 30,		For the six months ended June 30,
(in millions)	2023	2022	2023	2022
AR PENN Master Lease	$70.9	$—	$142.0	$—
2023 Master Lease	58.1	—	116.1	—
PENN Master Lease	—	120.6	—	239.8
Pinnacle Master Lease	84.8	83.4	168.9	165.9
Perryville Lease	—	2.0	—	3.9
Meadows Lease	—	6.2	—	12.4
Margaritaville Lease	6.6	6.0	13.0	11.9
Greektown Lease	13.0	12.9	25.8	25.7
Morgantown Lease	0.8	0.7	1.6	1.5
Total (1)	$234.2	$231.8	$467.4	$461.1
(1)For the three and six months ended June 30, 2022, rent payable under the Tropicana Lease was nominal. Therefore, it has been excluded from the table above. The Tropicana Lease was terminated on September 26, 2022.
Information related to lease term and discount rate was as follows:

	June 30, 2023	December 31, 2022
Weighted-Average Remaining Lease Term
Operating leases	11.7 years	19.1 years
Finance leases	27.8 years	26.7 years
Financing obligations	28.1 years	27.5 years

Weighted-Average Discount Rate
Operating leases	7.7%	5.8%
Finance leases	5.2%	5.2%
Financing obligations	5.2%	7.7%

The components of lease expense were as follows:

	Location on unaudited Consolidated Statements of Operations	For the three months ended June 30,		For the six months ended June 30,
(in millions)		2023	2022	2023	2022
Operating Lease Costs
Rent expense associated with triple net operating leases (1)	General and administrative	$146.4	$28.0	$292.4	$88.1
Operating lease cost (2)	Primarily General and administrative	6.5	4.9	11.3	9.9
Short-term lease cost	Primarily Gaming expenses	19.9	18.5	38.9	36.6
Variable lease cost (2)	Primarily Gaming expenses	0.9	1.2	1.9	2.3
Total		$173.7	$52.6	$344.5	$136.9

Finance Lease Costs
Interest on lease liabilities (3)	Interest expense, net	$27.7	$75.7	$55.3	$115.2
Amortization of ROU assets (3)	Depreciation and amortization	21.9	48.8	43.6	80.9
Total		$49.6	$124.5	$98.9	$196.1

Financing Obligation Costs
Interest on financing obligations (4)	Interest expense, net	$36.8	$85.2	$73.2	$174.8
(1)For the three and six months ended June 30, 2023, pertains to the following operating leases: (i) AR PENN Master Lease; (ii) 2023 Master Lease; (iii) Margaritaville Lease; and (iv) Greektown Lease.
For the three and six months ended June 30, 2022, pertains to the operating lease components contained within the (i) PENN Master Lease (specific to the land and building components associated with the operations of Dayton and Mahoning Valley); (ii) Meadows Lease; (iii) Margaritaville Lease; (iv) Greektown Lease; and (v) Tropicana Lease (which terminated on September 26, 2022).
(2)Excludes the operating lease costs and variable lease costs pertaining to our triple net leases with our REIT landlords classified as operating leases, discussed in footnote (1) above.
(3)For the three and six months ended June 30, 2023, pertains to the finance lease components associated with the Pinnacle Master Lease.
For the three and six months ended June 30, 2022, pertains to the finance lease components associated with the (i) PENN Master Lease; (ii) Pinnacle Master Lease; and (iii) Perryville Lease. The finance lease components contained within the PENN Master Lease and the Pinnacle Master Lease consist of the land, inclusive of the variable expense associated with Columbus and Toledo.
(4)     For the three and six months ended June 30, 2023, pertains to the components contained within the Pinnacle Master Lease (primarily buildings) and the Morgantown Lease.
For the three and six months ended June 30, 2022, pertains to the components contained within the PENN Master Lease (primarily buildings) inclusive of the variable expense associated with Columbus and Toledo for the financing obligation components, Pinnacle Master Lease (primarily buildings), and the Morgantown Lease.
Supplemental cash flow information related to leases was as follows:

	For the six months ended June 30,
(in millions)	2023	2022
Non-cash lease activities:
Commencement of operating leases	$3,673.5	$39.0
Derecognition of operating lease liabilities	$307.7	$—
Commencement of finance leases	$33.3	$1,417.1
Derecognition of finance lease liabilities	$2,933.6	$—
Derecognition of finance obligations	$1,567.8	$—

Note 10—Investments in and Advances to Unconsolidated Affiliates
As of June 30, 2023, investments in and advances to unconsolidated affiliates primarily consisted of the Company’s 50% investment in Kansas Entertainment, the joint venture with NASCAR that owns Hollywood Casino at Kansas Speedway.
Kansas Entertainment Joint Venture
As of June 30, 2023 and December 31, 2022, our investment in Kansas Entertainment was $80.7 million and $81.5 million, respectively. During the three and six months ended June 30, 2023, the Company received distributions from Kansas Entertainment totaling $8.3 million and $16.8 million, respectively, as compared to $9.0 million and $17.0 million for the three and six months ended June 30, 2022, respectively. The Company deems these distributions to be returns on its investment based on the source of those cash flows from the normal business operations of Kansas Entertainment.
The Company has determined that Kansas Entertainment does not qualify as a VIE. Using the guidance for entities that are not VIEs, the Company determined that it did not have a controlling financial interest in the joint venture, primarily as it did not have the ability to direct the activities of the joint venture that most significantly impacted the joint venture’s economic performance without the input of NASCAR. Therefore, the Company did not consolidate the financial position of Kansas Entertainment as of June 30, 2023 and December 31, 2022, nor the results of operations for the three and six months ended June 30, 2023 and 2022.
Note 11—Income Taxes
The Company calculates the provision for income taxes during interim reporting periods by applying an estimate of the annual effective tax rate to its year-to-date pretax book income or loss. The tax effects of discrete items, including but not limited to, excess tax benefits associated with stock-based compensation, are reported in the interim period in which they occur. The effective tax rate (income taxes as a percentage of income or loss before income taxes) including discrete items was 30.7% and 25.5% for the three and six months ended June 30, 2023, as compared to 68.3% and 57.2% for the three and six months ended June 30, 2022. We excluded certain foreign losses from our worldwide effective tax rate calculation due to a year-to-date ordinary loss for which no benefit may be recognized. Our effective income tax rate can vary from period to period depending on, among other factors, the geographic and business mix of our earnings and changes to our valuation allowance. Certain of these and other factors, including our history and projections of pretax earnings, are considered in assessing our ability to realize our net deferred tax assets.
As of each reporting date, the Company considers all available positive and negative evidence that could affect its view of the future realization of deferred tax assets pursuant to ASC Topic 740, “Income Taxes.” As of June 30, 2023, we intend to continue maintaining a valuation allowance on our deferred tax assets until there is sufficient positive evidence to support the reversal of all or some portion of these allowances. A reduction in the valuation allowance could result in a significant decrease to income tax expense in the period the release is recorded. Although the exact timing and valuation reversal amount are estimated, the actual determination is contingent upon the earnings level we achieve in 2023 as well as our projected income levels in future periods. During the three and six months ended June 30, 2023, the Company’s valuation allowance increased in the amount of $1.0 million and decreased in the amount of $2.1 million, respectively, due to a combination of income levels, accounting for Master Leases and the Barstool Acquisition that had the effect on certain state deferred tax assets that are more likely than not to be realized.
During the three months ended March 31, 2023, the Company recorded a net deferred tax liability of $115.9 million with respect to the Barstool stock acquisition on February 17, 2023, as discussed in Note 6, “Acquisitions and Dispositions.” These temporary differences were primarily related to existing carryover tax basis, acquired federal and state net operating losses and other acquired intangible assets excluding goodwill. Barstool’s operations are now included in our consolidated federal, state and local tax returns, which has an impact on our effective tax rate in certain jurisdictions.
In August 2023, we entered into the Barstool SPA, as discussed in Note 6, “Acquisitions and Dispositions,” pursuant to which PENN sold 100% of the outstanding shares of Barstool to David Portnoy in exchange for a nominal cash consideration ($1.00 dollar) and certain non-compete and other restrictive covenants. As such, the deferred tax liability associated with the Barstool tradename and other intangible assets will be written off to income tax expense, which will have a material impact on our unaudited Consolidated Statements of Operations and unaudited Consolidated Balance Sheets.
As of June 30, 2023, the Company has a current income tax payable of $4.4 million included in “Accrued expenses and other current liabilities” within our unaudited Consolidated Balance Sheets, compared to prepaid income taxes of $15.2 million as of December 31, 2022, which were included in “Prepaid expenses” within our unaudited Consolidated Balance Sheets.

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
Note 13—Stockholders’ Equity and Stock-Based Compensation
Common and Preferred Stock
On June 29, 2023, in connection with the acquisition of HitPoint Inc. and Lucky Point Inc. (collectively, “Hitpoint”) which were acquired in 2021, the Company issued 4,055 shares of common stock with a par value of $0.01, representing the achievement of the second of three annual mutual goals established by the Company and Hitpoint.
On February 17, 2023, as part of the Barstool Acquisition as discussed in Note 6, “Acquisitions and Dispositions,” the Company issued 2,442,809 shares of common stock with a par value of $0.01, to certain former stockholders of Barstool (the “Share Consideration”). The issuance of the Share Consideration was exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(a)(2) thereof, because such issuance did not involve a public offering. The Share Consideration is subject to transfer restrictions which will be waived on August 11, 2023 pursuant to the Barstool SPA. See Note 6, “Acquisitions and Dispositions” for additional information related to the Barstool SPA.
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
On March 3, 2023, 227 shares of Series D Preferred Stock were converted to common stock. As a result of the conversion, the Company issued 226,800 shares of common stock with a par value of $0.01. The issuances were exempt from registration pursuant to Section 4(a)(2) of the Securities Act. As of June 30, 2023, 89 shares of the Series D Preferred Stock were eligible for conversion into PENN common stock. Pursuant to the Barstool SPA, all 354 outstanding Series D Preferred Stock will become eligible for conversion on August 11, 2023.
In connection with the acquisition of theScore in October 2021, the Company issued 12,319,340 of common stock with a par value of $0.01, and 697,539 exchangeable shares (“Exchangeable Shares”) through the capital of an indirect wholly-owned subsidiary of PENN, in addition to cash consideration. Each Exchangeable Share is exchangeable into one share of PENN Common Stock at the option of the holder, subject to certain adjustments. Upon the acquisition of theScore, certain employees of theScore elected to have their outstanding equity awards, which were assumed under theScore plan (as defined below), issued as Exchangeable Shares, once the shares vest or are exercised. In addition, the Company may redeem all outstanding Exchangeable Shares in exchange for shares of PENN common stock at any time following the fifth anniversary of the closing, or earlier under certain circumstances.
We issued no Exchangeable Shares during the three months ended June 30, 2023. During the six months ended June 30, 2023, we issued 2,854 Exchangeable Shares. No Exchangeable Shares were issued during the three and six months ended June 30, 2022. As of both June 30, 2023 and December 31, 2022, there were 768,441 Exchangeable Shares authorized, of which 560,388 shares and 620,019 shares were outstanding, respectively.
Share Repurchase Authorization
During the quarter, we completed our $750.0 million share repurchase authorization approved by the Board of Directors on February 1, 2022 (the “February 2022 Authorization”).
On December 6, 2022, a second share repurchase program was authorized for an additional $750.0 million (the “December 2022 Authorization”). The December 2022 Authorization expires on December 31, 2025.
The Company utilized the capacity under the February 2022 Authorization prior to effecting any repurchases under the December 2022 Authorization. Repurchases by the Company are subject to available liquidity, general market and economic conditions, alternate uses for the capital and other factors. Share repurchases may be made from time to time through a Rule 10b5-1 trading plan, open market transactions, block trades or in private transactions in accordance with applicable securities laws and regulations and other legal requirements. There is no minimum number of shares that the Company is required to repurchase and the repurchase authorization may be suspended or discontinued at any time without prior notice.
During the three and six months ended June 30, 2023 respectively, the Company repurchased 3,791,258 and 5,438,221 shares of its common stock in open market transactions for $99.8 million and $149.8 million, at an average price of $26.31 and $27.54 per share under the February 2022 and December 2022 Authorizations.
During the three and six months ended June 30, 2022, the Company repurchased 5,539,177 and 9,341,585 shares of its common stock in open market transactions for $167.0 million and $342.1 million, at an average price of $30.16 and $36.62 per share under the February 2022 Authorization.
The cost of all repurchased shares is recorded as “Treasury stock” within our unaudited Consolidated Balance Sheets.
No shares of the Company’s common stock were repurchased subsequent to the quarter ended June 30, 2023. As of August 8, 2023, the remaining availability under our December 2022 Authorization was $749.5 million.
2022 Long Term Incentive Compensation Plan
On June 7, 2022, the Company’s shareholders, upon the recommendation of the Company’s Board of Directors, approved the Company’s 2022 Long Term Incentive Compensation Plan (the “2022 Plan”). The 2022 Plan authorizes the Company to issue stock options (incentive and/or non-qualified), stock appreciation rights (“SARs”), restricted stock (shares and/or units), performance awards (shares and/or units), and cash awards to executive officers, non-employee directors, other employees, consultants, and advisors of the Company and its subsidiaries. Non-employee directors and consultants are eligible to receive all such awards, other than incentive stock options. Pursuant to the 2022 Plan, an initial 6,870,000 shares of the Company’s common stock were reserved for issuance, plus any shares of common stock subject to outstanding awards under both the previous 2018 Long Term Incentive Compensation Plan, as amended (“2018 Plan”) and the Score Media and Gaming Inc. Second Amended and Restated Stock Option and Restricted Stock Unit Plan (the “theScore Plan”) as of June 7, 2022, and outstanding awards that are forfeited or settled for cash under each of the prior plans.
On June 6, 2023, the Company’s shareholders, upon the recommendation of the Company’s Board of Directors, approved an amendment to the 2022 Plan (as amended, the “2022 Amended Plan”), which increased the number of shares reserved for issuance under the plan by 7,000,000 shares to 13,870,000 shares. For purposes of determining the number of shares available for issuance under the 2022 Amended Plan, stock options, restricted stock and all other equity settled awards count against the 13,870,000 share limit as one share of common stock for each share granted. Any awards that are not settled in shares of common stock are not counted against the share limit. As of June 30, 2023, there are 10,974,710 shares available for future grants under the 2022 Amended Plan.
Performance Share Program
The Company’s performance share programs were adopted to provide our NEOs and certain other key executives with stock-based compensation tied directly to the Company’s performance, which further aligns their interests with our shareholders and provides compensation only if the designated performance goals are met for the applicable performance periods.
An aggregate of 461,747 and 244,955 restricted units with performance-based vesting conditions, at target, were granted during the six months ended June 30, 2023 and 2022, respectively. Restricted performance units granted prior to the adoption of the 2022 Plan were awarded under a performance share program (“the Performance Share Program II”). Subsequent restricted performance units are governed by the 2022 Plan. Restricted performance units consist of three one-year performance periods over a three-year service period. The awards have the potential to be earned at between 0% and 150% of the number of shares granted depending on achievement of the annual performance goals, and remain subject to vesting for the full three-year service period.
In addition to the above, during the six months ended June 30, 2023, the Company granted employees of theScore 202,518 restricted units with performance-based vesting conditions that are dependent on the achievement of certain milestones. The awards have the potential to be earned at between 0% and 100% and consist of two, one-year performance periods, each containing an applicable milestone. The awards also contain a one-year vesting requirement and vesting is subject to: (a) the satisfaction of the milestones on or before the applicable expiration date and (b) continued service through the date on which the respective portion of the awards vests.

Stock-based Compensation Expense
Stock-based compensation expense, which pertains principally to our stock options and restricted stock, including restricted stock with performance conditions, was $19.7 million and $36.2 million for the three and six months ended June 30, 2023 as compared to $14.5 million and $31.5 million for the three and six months ended June 30, 2022 and is included within the unaudited Consolidated Statements of Operations under “General and administrative.”
Stock Options
The Company granted 2,362 and 840,235 stock options during the three and six months ended June 30, 2023 respectively, as compared to 3,316 and 396,365 for the three and six months ended June 30, 2022 respectively.
Cash-settled Phantom Stock Units
Our outstanding phantom stock units (“CPUs”), are settled in cash and entitle plan recipients to receive a cash payment based on the fair value of the Company’s common stock which is based on the closing stock price of the trading day preceding the vest date. Our CPUs vest over a period of one to four years. The CPUs are accounted for as liability awards and are re-measured at fair value each reporting period until they become vested with compensation expense being recognized over the requisite service period. The Company has a liability, which is included in “Accrued expenses and other current liabilities” within the unaudited Consolidated Balance Sheets, associated with its cash-settled CPUs of $1.7 million and $2.1 million as of June 30, 2023 and December 31, 2022, respectively.
As of June 30, 2023, there was a total of $2.3 million unrecognized compensation cost related to CPUs that will be recognized over the awards remaining weighted-average vesting period of 0.8 years. For the three and six months ended June 30, 2023, the Company recognized $0.9 million and $1.6 million of compensation expense associated with these awards, respectively, as compared to $0.8 million and $1.4 million for the three and six months ended June 30, 2022. Compensation expense associated with our CPUs is recorded in “General and administrative” within the unaudited Consolidated Statements of Operations. We paid $2.0 million and $8.0 million for the six months ended June 30, 2023 and 2022, respectively, pertaining to cash-settled CPUs.
Stock Appreciation Rights
Our outstanding SARs are settled in cash and are accounted for as liability awards, and generally vest over a period of four years. The fair value of cash-settled SARs is calculated each reporting period and estimated using the Black-Scholes option pricing model. The Company has a liability, which is included in “Accrued expenses and other current liabilities” within the unaudited Consolidated Balance Sheets, associated with its cash-settled SARs of $5.7 million and $9.2 million as of June 30, 2023 and December 31, 2022, respectively.
For SARs held by employees of the Company, there was $2.4 million of total unrecognized compensation cost as of June 30, 2023 that will be recognized over the awards remaining weighted-average vesting period of 1.7 years. The Company recognized a reduction to compensation expense of $3.6 million and $3.7 million for the three and six months ended June 30, 2023, as compared to a reduction to compensation expense of $6.8 million for the three and six months ended June 30, 2022. Compensation expense associated with our SARs is recorded in “General and administrative” within the unaudited Consolidated Statements of Operations. We paid $0.6 million and $2.1 million during the six months ended June 30, 2023 and 2022, respectively, related to cash-settled SARs.
Other
In the second quarter of 2021, the Company entered into two promissory notes with shareholders for a total of $9.0 million. The promissory notes were unsecured with interest of 2.25%. During the first quarter of 2023, the outstanding loan balance was settled and recorded as an increase of equity within “Additional paid-in capital” in our unaudited Consolidated Balance Sheets.
Note 14—Earnings per Share
For the three and six months ended June 30, 2023 and 2022 we recorded net income attributable to PENN. As such, we used diluted weighted-average common shares outstanding when calculating diluted income per share. Stock options, restricted stock, convertible preferred shares and convertible debt that could potentially dilute basic EPS in the future are included in the computation of diluted income per share.

The following table sets forth the allocation of net income for the three and six months ended June 30, 2023 and 2022 under the two-class method.

	For the three months ended June 30,		For the six months ended June 30,
(in millions)	2023	2022	2023	2022
Net income attributable to PENN Entertainment	$78.4	$26.1	$592.9	$77.8
Net income applicable to preferred stock	0.2	0.1	1.7	0.3
Net income applicable to common stock	$78.2	$26.0	$591.2	$77.5
The following table reconciles the weighted-average common shares outstanding used in the calculation of basic EPS to the weighted-average common shares outstanding used in the calculation of diluted EPS for the three and six months ended June 30, 2023 and 2022:

	For the three months ended June 30,		For the six months ended June 30,
(in millions)	2023	2022	2023	2022
Weighted-average common shares outstanding	152.8	164.8	153.0	166.5
Assumed conversion of:
Dilutive stock options	0.7	1.1	0.8	1.4
Dilutive restricted stock	0.3	0.2	0.3	0.3
Convertible debt	14.1	14.1	14.1	14.1
Weighted-average common shares outstanding - Diluted	167.9	180.2	168.2	182.3
Restricted stock with performance and market based vesting conditions that have not been met as of June 30, 2023 were excluded from the computation of diluted EPS.
Options to purchase 1.8 million and 1.7 million shares were outstanding during the three and six months ended June 30, 2023, compared to 0.9 million and 0.8 million during the three and six months ended June 30, 2022, but were not included in the computation of diluted EPS because they were anti-dilutive.
The assumed conversion of 0.4 million preferred shares were excluded from the computation of diluted EPS for each of the three and six months ended June 30, 2023, as compared to 0.6 million preferred shares for each of the three and six months ended June 30, 2022, because including them would have been anti-dilutive.

The Company’s calculation of weighted-average common shares outstanding includes the Exchangeable Shares as discussed Note 13, “Stockholders’ Equity and Stock-Based Compensation.” The following table presents the calculation of basic and diluted EPS for the Company’s common stock for the three and six months ended June 30, 2023 and 2022:

	For the three months ended June 30,		For the six months ended June 30,
(in millions, except per share data)	2023	2022	2023	2022
Calculation of basic earnings per share:
Net income applicable to common stock	$78.2	$26.0	$591.2	$77.5
Weighted-average shares outstanding - PENN Entertainment	152.2	164.2	152.4	165.9
Weighted-average shares outstanding - Exchangeable Shares	0.6	0.6	0.6	0.6
Weighted-average common shares outstanding - basic	152.8	164.8	153.0	166.5
Basic earnings per share	$0.51	$0.16	$3.86	$0.47

Calculation of diluted earnings per share:
Net income applicable to common stock	$78.2	$26.0	$591.2	$77.5
Interest expense, net of tax (1):
Convertible Notes	1.8	1.8	3.6	3.7
Diluted income applicable to common stock	$80.0	$27.8	$594.8	$81.2
Weighted-average common shares outstanding - diluted	167.9	180.2	168.2	182.3
Diluted earnings per share	$0.48	$0.15	$3.54	$0.45
(1)The three and six months ended June 30, 2023 and 2022 were tax-affected at a rate of 21%.
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
Equity Securities
As of June 30, 2023 and December 31, 2022, we held $20.2 million and $17.1 million in equity securities of ordinary shares, respectively, which are reported as “Other assets” in our unaudited Consolidated Balance Sheets. These equity securities are the result of PENN Interactive entering into multi-year agreements with third-party online sports betting and/or iCasino operators for online sports betting and iCasino market access across our portfolio.
During the three and six months ended June 30, 2023, we recognized unrealized holding gains of $6.3 million and $3.1 million related to these equity securities, respectively, compared to unrealized holding losses of $16.9 million and $55.6 million for the three and six months ended June 30, 2022, which is included in “Other,” as reported in “Other income (expenses)” within our unaudited Consolidated Statements of Operations.
The fair value of the equity securities was determined using Level 2 inputs, which use market approach valuation techniques. The primary inputs to those techniques include the quoted market price of the equity securities and foreign currency exchange rates.
Available-for-Sale Debt Securities
The Company acquired 12.0% secured convertible notes on April 7, 2023 for $20.0 million, due on the third-year anniversary of the date of issuance, which are reported in “Other assets” in our unaudited Consolidated Balance Sheets. The terms contain optional and mandatory conversion provisions pursuant to which we will receive common stock upon conversion. As of June 30, 2023, the fair value of the convertible notes approximates the transaction price, as such we did not record any unrealized gains or losses to “Other comprehensive income (loss)” within our unaudited Consolidated Statements of Comprehensive Income (Loss).
The fair value of the convertible notes was determined using a binomial lattice model and is categorized as a Level 3 measurement.
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
As of June 30, 2023 and December 31, 2022, PRP held $7.9 million in promissory notes issued by RDC and $6.7 million in local government corporation bonds issued by RDC, at amortized cost. The promissory notes and the local government corporation bonds are collateralized by the assets of Retama Park Racetrack. As of June 30, 2023 and December 31, 2022, the promissory notes and the local government corporation bonds were included in “Other assets” within our unaudited Consolidated Balance Sheets.
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
Other long-term obligations as of June 30, 2023 and December 31, 2022 included a financing arrangement entered in February of 2021, the relocation fees for Dayton and Mahoning Valley, and the repayment obligation of the hotel and event center located near Hollywood Casino Lawrenceburg. See Note 8, “Long-term Debt” for details. The fair values of the Dayton and Mahoning Valley relocation fees and the Lawrenceburg repayment obligation are estimated based on rates consistent with the Company’s credit rating for comparable terms and debt instruments and are classified as Level 2 measurements.
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

Other Liabilities
Other liabilities as of June 30, 2023 and December 31, 2022 includes contingent purchase price liabilities related to Plainridge Park Casino and Hitpoint, of which Hitpoint was acquired on May 11, 2021. The Hitpoint contingent purchase price liability is payable in installments up to a maximum of $1.0 million in the form of cash and equity, on the first three anniversaries of the acquisition close date and is based on the achievement of mutual goals established by the Company and Hitpoint. As of June 30, 2023, there is one annual achievement period remaining. The Plainridge Park Casino contingent purchase price liability is calculated based on earnings of the gaming operations over the first ten years of operations, which commenced on June 24, 2015. As of June 30, 2023, we were contractually obligated to make three additional annual payments. The fair value of the Plainridge Park Casino contingent purchase price liability is estimated based on an income approach using a discounted cash flow model. These contingent purchase price liabilities have been classified as a Level 3 measurement and are included within our unaudited Consolidated Balance Sheets in “Accrued expenses and other current liabilities” or “Other long-term liabilities,” depending on the timing of the next payment.
The carrying amounts and estimated fair values by input level of the Company’s financial instruments were as follows:

	June 30, 2023
(in millions)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$1,271.6	$1,271.6	$1,271.6	$—	$—
Equity securities	$20.2	$20.2	$—	$20.2	$—
Available-for-sale debt securities	$20.0	$20.0	$—	$—	$20.0
Held-to-maturity securities	$6.7	$6.7	$—	$6.7	$—
Promissory notes	$7.9	$7.9	$—	$7.9	$—
Financial liabilities:
Long-term debt
Amended Credit Facilities	$1,487.7	$1,501.1	$1,501.1	$—	$—
5.625% Notes	$399.7	$375.5	$375.5	$—	$—
4.125% Notes	$394.2	$326.5	$326.5	$—	$—
Convertible Notes	$325.2	$406.9	$406.9	$—	$—
Other long-term obligations	$172.2	$170.8	$—	$35.9	$134.9
Other liabilities	$9.6	$9.6	$—	$2.7	$6.9

	December 31, 2022
(in millions)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$1,624.0	$1,624.0	$1,624.0	$—	$—
Equity securities	$17.1	$17.1	$—	$17.1	$—
Held-to-maturity securities	$6.7	$6.7	$—	$6.7	$—
Promissory notes	$7.9	$7.9	$—	$7.9	$—
Financial liabilities:
Long-term debt
Amended Credit Facilities	$1,503.6	$1,514.7	$1,514.7	$—	$—
5.625% Notes	$399.7	$371.0	$371.0	$—	$—
4.125% Notes	$393.8	$327.0	$327.0	$—	$—
Convertible Notes	$324.3	$550.8	$550.8	$—	$—
Other long-term obligations	$156.1	$154.4	$—	$36.4	$118.0
Other liabilities	$9.9	$9.6	$—	$2.4	$7.2
Puts and calls related to certain Barstool shares	$0.4	$0.4		$0.4	$—

The following table summarizes the changes in fair value of our Level 3 assets and liabilities measured on a recurring basis:

(in millions)	Other Assets and Liabilities
Balance as of January 1, 2023	$125.2
Additions	20.0
Interest	16.8
Payment installments	(0.7)
Included in earnings (1)	0.5
Balance as of June 30, 2023	$161.8
(1)The expense is included in “General and administrative” within our unaudited Consolidated Statements of Operations.
The following table summarizes the significant unobservable inputs used in calculating fair value for our Level 3 assets and liabilities on a recurring basis as of June 30, 2023:

	Valuation Technique	Unobservable Input	Discount Rate
Available-for-sale debt securities	Discounted cash flow	Discount rate	35.0%
Other long-term obligation	Discounted cash flow	Discount rate	27.0%
Contingent purchase price - Plainridge Park Casino	Discounted cash flow	Discount rate	7.6%
Note 16—Segment Information
We have aggregated our operating segments into five reportable segments. Retail operating segments are based on the similar characteristics within the regions in which they operate: Northeast, South, West, and Midwest. Our Interactive segment includes all of our online sports betting, iCasino and social gaming operations, management of retail sports betting, media, and the operating results of Barstool (the remaining 64% of Barstool common stock, not already owned by PENN, was acquired on February 17, 2023, as discussed in Note 6, “Acquisitions and Dispositions”). The Other category is included in the following tables to reconcile the segment information to the consolidated information.

The Company utilizes Adjusted EBITDAR (as defined below) as its measure of segment profit or loss. The following table highlights our revenues and Adjusted EBITDAR for each reportable segment and reconciles Adjusted EBITDAR on a consolidated basis to net income.

	For the three months ended June 30,		For the six months ended June 30,
(in millions)	2023	2022	2023	2022
Revenues:
Northeast segment	$688.0	$684.9	$1,388.5	$1,343.4
South segment	308.3	338.6	623.1	680.0
West segment	130.0	153.8	259.7	294.7
Midwest segment	293.3	296.3	588.6	579.2
Interactive segment	257.5	154.9	491.0	296.4
Other (1)	6.2	5.9	12.0	13.2
Intersegment eliminations (2)	(8.5)	(7.5)	(14.8)	(15.8)
Total	$1,674.8	$1,626.9	$3,348.1	$3,191.1

Adjusted EBITDAR (3):
Northeast segment	$217.3	$214.4	$430.2	$419.6
South segment	120.9	143.3	244.5	289.8
West segment	49.6	59.7	98.7	110.9
Midwest segment	127.1	131.3	252.7	256.8
Interactive segment	(12.8)	(20.8)	(18.5)	(30.8)
Other (1)	(25.3)	(23.4)	(52.6)	(47.1)
Total (3)	476.8	504.5	955.0	999.2
Other operating benefits (costs) and other income (expenses):
Rent expense associated with triple net operating leases (4)	(146.4)	(28.0)	(292.4)	(88.1)
Stock-based compensation	(19.7)	(14.5)	(36.2)	(31.5)
Cash-settled stock-based awards variance	6.2	9.5	9.1	12.4
Loss on disposal of assets	—	(7.3)	—	(7.2)
Contingent purchase price	(0.2)	0.9	(0.5)	1.0
Pre-opening expenses	—	(2.1)	—	(3.6)
Depreciation and amortization	(110.6)	(150.3)	(218.1)	(268.5)
Insurance recoveries, net of deductible charges	13.6	—	13.6	8.8
Non-operating items of equity method investments (5)	(0.9)	(0.3)	(5.4)	(2.1)
Interest expense, net	(115.6)	(195.0)	(228.6)	(356.2)
Interest income	9.9	1.4	20.3	1.8
Gain on Barstool Acquisition, net (6)	—	—	83.4	—
Gain on REIT transactions, net (7)	—	—	500.8	—
Loss on early extinguishment of debt	—	(10.4)	—	(10.4)
Other (8)	(0.3)	(26.0)	(5.9)	(74.0)
Income before income taxes	112.8	82.4	795.1	181.6
Income tax expense	(34.7)	(56.3)	(202.6)	(103.9)
Net income	$78.1	$26.1	$592.5	$77.7
(1)The Other category consists of the Company’s stand-alone racing operations, namely Sanford-Orlando Kennel Club, Sam Houston and Valley Race Park, the Company’s joint venture interests in Freehold Raceway, and our management contract for Retama Park Racetrack. The Other category also includes corporate overhead costs, which consist of certain expenses, such as: payroll, professional fees, travel expenses and other general and administrative expenses that do not directly relate or have not otherwise been allocated. Corporate overhead costs were $24.8 million and $51.1 million for the three and six months ended June 30, 2023, respectively, as compared to $23.6 million and $48.4 million for the three and six months ended June 30, 2022, respectively.
(2)Primarily represents the elimination of intersegment revenues associated with our retail sportsbooks, which are operated by PENN Interactive.
(3)We define Adjusted EBITDAR as earnings before interest expense, net, interest income, income taxes, depreciation and amortization, rent expense associated with triple net operating leases (see footnote (4) below), stock-based compensation, debt extinguishment charges, impairment losses, insurance recoveries, net of deductible charges, changes in the estimated fair value of our contingent purchase price obligations, gain or loss on disposal of assets, the difference between budget and actual expense for cash-settled stock-based awards; pre-opening expenses; non-cash gains/losses associated with REIT transactions; non-cash gains/losses associated with partial and step acquisitions as measured in accordance with ASC 805 “Business Combinations”; and other. Adjusted EBITDAR is also inclusive of income or loss from unconsolidated affiliates, with our share of non-operating items (see footnote (5) below) added back for Barstool and our Kansas Entertainment joint venture.
(4)For the three and six months ended June 30, 2023, pertains to the operating lease components contained within the: (i) AR PENN Master Lease; (ii) 2023 Master Lease; (iii) Margaritaville Lease; and (iv) Greektown Lease.
For the three and six months ended June 30, 2022, pertains to the operating lease components contained within the (i) PENN Master Lease (specific to the land and building components associated with the operations of Dayton and Mahoning Valley); (ii) Meadows Lease; (iii) Margaritaville Lease; (iv) Greektown Lease; and (v) Tropicana Lease (which terminated on September 26, 2022).
(5)Consists principally of interest expense, net, income taxes, depreciation and amortization, and stock-based compensation expense associated with Barstool prior to us acquiring the remaining 64% of Barstool common stock (see Note 6, “Acquisitions and Dispositions”) and our Kansas Entertainment joint venture.
(6)Includes a gain of $66.5 million associated with Barstool related to remeasurement of the equity investment immediately prior to the acquisition date of February 17, 2023 and a gain of $16.9 million related to the acquisition of the remaining 64% of Barstool common stock (see Note 6, “Acquisitions and Dispositions”).
(7)Upon the execution of the February 21, 2023 AR PENN Master Lease and the 2023 Master Lease, both effective January 1, 2023, we recognized a gain of $500.8 million as a result of the reclassification and remeasurement of lease components (see Note 9, “Leases”).
(8)Primarily relates to unrealized holding gains on our equity securities of $6.3 million and $3.1 million, respectively, for the three and six months ended June 30, 2023, offset by transaction and finance transformation costs. Primarily relates to unrealized holding losses of $16.9 million and $55.6 million, respectively, for the three and six months ended June 30, 2022, which are discussed in Note 15, “Fair Value Measurements.”
The table below presents capital expenditures by segment:

	For the three months ended June 30,		For the six months ended June 30,
(in millions)	2023	2022	2023	2022
Capital expenditures:
Northeast segment	$24.7	$25.1	$47.5	$55.7
South segment	15.4	16.6	29.1	36.3
West segment	6.5	2.2	10.3	4.0
Midwest segment	16.9	7.4	29.6	14.2
Interactive segment	2.6	2.1	9.7	3.2
Other	3.5	6.6	6.6	12.2
Total capital expenditures	$69.6	$60.0	$132.8	$125.6
The table below presents investment in and advances to unconsolidated affiliates and total assets by segment:

(in millions)	Northeast	South	West	Midwest	Interactive	Other (1)	Total
Balance sheet as of June 30, 2023
Investment in and advances to unconsolidated affiliates	$0.1	$—	$—	$80.7	$—	$5.6	$86.4
Total assets	$1,998.9	$1,235.7	$367.9	$1,249.1	$3,246.2	$8,930.2	$17,028.0

Balance sheet as of December 31, 2022
Investment in and advances to unconsolidated affiliates	$0.1	$—	$—	$81.5	$160.9	$6.1	$248.6
Total assets	$2,231.8	$1,191.9	$372.4	$1,305.5	$4,233.7	$8,166.8	$17,502.1
(1)The real estate assets subject to the Master Leases, which are classified as either property and equipment, operating lease ROU assets, or finance lease ROU assets, are included within the Other category.
Note 17—Subsequent Events
On August 8, 2023, PENN entered into the Sportsbook Agreement with ESPN which provides for a long-term strategic relationship between PENN and ESPN relating to online sports betting in the United States.

Pursuant to the Sportsbook Agreement, PENN will rebrand its existing Barstool Sportsbook across all online platforms in the United States as ESPN Bet (the “Sportsbook”) and will oversee daily operations of the Sportsbook. The Sportsbook Agreement provides PENN with an exclusive license to use the ESPN Bet trademark in the United States in connection with the Sportsbook. In addition, ESPN will provide certain marketing, content integration and promotional services in support of the Sportsbook, including access to ESPN talent, and will exclusively promote the Sportsbook in the United States, subject to certain exceptions, in accordance with a mutually agreed on-channel marketing plan. The Sportsbook will be deeply integrated within the broader ESPN editorial, content, digital product and sports programming ecosystem, with access to ESPN’s industry leading audience and database.
The Sportsbook Agreement has an initial 10-year term and may be extended for an additional ten years upon mutual agreement of PENN and ESPN. In consideration for the media marketing services and brand and other rights provided by ESPN, PENN will pay $150.0 million per year in cash pursuant to the Sportsbook Agreement for the initial 10-year term and issue the warrants pursuant to the Investment Agreement (as defined and described in more detail below). In addition, the Sportsbook Agreement may be terminated by either party (i) in the case of an uncured material breach by or bankruptcy of the other party, (ii) if at the end of year 3 of the term the Sportsbook has not achieved a specified level of market share based on gross gaming revenue in the states in which the Sportsbook operates while branded ESPN Bet, (iii) in certain circumstances, if the other party or certain of its officers is the subject of a criminal or other investigation by federal or state authorities, is charged with certain crimes or commits certain other acts, including those which would reasonably be expected to cause material damage to the terminating party’s reputation or brand, or (iv) in certain circumstances involving non-compliance with data privacy laws. In addition, ESPN has the right to terminate the Sportsbook Agreement (i) a repeated material breach by PENN of the terms of the ESPN intellectual property license or an uncured material breach by PENN of the terms of the ESPN intellectual property license that results in material harm to the reputation or goodwill associated with the ESPN brand or name, (ii) in certain circumstances where PENN commits a material failure of specified product and technology guidelines or certain customer service level metrics, (iii) if at the end of year 3 or year 7 of the term the Sportsbook’s market access is not at least a specified percentage of the total market access by the online sportsbook operator with the most expansive market access, subject to certain exceptions, (iv) if ESPN undergoes certain transactions involving a significant change in ownership of ESPN, subject to the payment of a termination fee to PENN or (v) in certain circumstances if PENN undergoes certain transactions involving a significant change in ownership of PENN, including such a transaction involving a competitor of The Walt Disney Company (“TWDC”). PENN has the right to terminate the Sportsbook Agreement (i) if ESPN undergoes certain transactions resulting in a significant change in ownership of ESPN involving a competitor of PENN, (ii) in certain circumstances related to the suitability of ESPN, TWDC or certain of their respective officers for gaming regulatory purposes or (iii) in certain circumstances if PENN is unable to utilize the ESPN Bet brand in states comprising a specified percentage of the aggregate population for all states in which PENN conducts online sports betting in the United States.
In connection with the Sportsbook Agreement, PENN and ESPN, Inc. entered into an Investment Agreement (the “Investment Agreement”) on August 8, 2023. The Investment Agreement provides for the issuance to ESPN, Inc. of certain warrants to purchase shares of PENN common stock, par value $0.01 per share, and setting forth certain other governance rights of ESPN, Inc. Pursuant to the Investment Agreement PENN issued to ESPN warrants to purchase approximately 31.8 million shares of PENN common stock. The warrants are expected to be classified as equity and contain three separate tranches which vest quarterly over ten years from the date of the Investment Agreement, provided that any remaining unvested portion of the first tranche of warrants will vest on August 8, 2032. If the Sportsbook Agreement is terminated due to certain breaches of the Sportsbook Agreement by PENN, then all unvested warrants will immediately vest. If the Sportsbook Agreement is terminated for any other reason, then all unvested warrants will immediately be forfeited, subject to certain exceptions. At the grant date, the fair value of the awards was determined using the Black Scholes pricing model with contractual terms ranging from 9.5 to 11.5 years, and strike prices ranging from $26.08 to $32.60. Additionally, if after February 29, 2024 and during the term of the Sportsbook Agreement, PENN achieves specified performance conditions based on an average market share based on gross gaming revenue in the states in which the Sportsbook operates (as defined within the Investment Agreement), PENN could issue to ESPN warrants to purchase up to an additional 6.4 million shares of PENN common stock. The additional warrants will be fully vested upon issuance, have an exercise price of $28.95 and will be exercisable for 10.5 years from the date of issuance. Further details on the Investment Agreement are contained in PENN’s Current Report on Form 8-K dated August 8, 2023.
In connection with the Sportsbook Agreement, PENN entered into the Barstool SPA on August 8, 2023. Pursuant to the Barstool SPA, PENN sold 100% of the outstanding shares of Barstool to David Portnoy in exchange for a nominal cash consideration ($1.00 dollar) and certain non-compete and other restrictive covenants. Pursuant to the Barstool SPA, PENN has the right to receive 50% of the gross proceeds received by David Portnoy in any subsequent sale or other monetization event of Barstool. See Note 6, “Acquisitions and Dispositions” for further information.

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
EXECUTIVE OVERVIEW
Our Business
PENN Entertainment, Inc., together with its subsidiaries (“PENN,” the “Company,” “we,” “our,” or “us”), is North America’s leading provider of integrated entertainment, sports content, and casino gaming experiences. As of June 30, 2023, PENN operated 43 properties in 20 states, online sports betting in 17 jurisdictions and iCasino in five jurisdictions, under a portfolio of well-recognized brands including Hollywood Casino®, L’Auberge®, Barstool Sportsbook® and theScore Bet Sportsbook and Casino®. In August 2023, PENN entered into a transformative, exclusive long-term strategic alliance with ESPN, Inc. and ESPN Enterprises, Inc. (together, “ESPN”) relating to online sports betting within the United States. In the fall of 2023, the existing Barstool Sportsbook will be rebranded across all online platforms in the United States as ESPN Bet, and our online product will include a Hollywood-branded integrated iCasino where permitted. PENN’s ability to leverage the leading sports media brands in the United States (ESPN) and Canada (theScore) will position us to significantly expand our digital footprint and efficiently grow our customer ecosystem. This highly differentiated strategy, which is focused on organic cross-sell opportunities, is reinforced by our investment in market-leading retail casinos, sports media assets and technology, including a proprietary state-of-the-art, fully integrated digital sports and iCasino betting platform and an in-house iCasino content studio. PENN’s portfolio is further bolstered by our industry-leading PENN PlayTM customer loyalty program, which offers our approximately 27 million members a unique set of rewards and experiences across business channels.
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
Recent Acquisitions, Dispositions, Development Projects, and Other
On February 17, 2023, we acquired the remaining 64% of the outstanding shares of Barstool Sports, Inc. (“Barstool”) common stock not already owned by us for a consideration of approximately $405.5 million, which is inclusive of cash and common stock issuance, repayment of Barstool indebtedness of $23.8 million, transaction expenses and other purchase price adjustments in accordance with GAAP (the “Barstool Acquisition”). Prior to the acquisition, we held a 36% ownership interest, which was accounted for under the equity method. Upon the completion of the Barstool Acquisition, we obtained 100% of the Barstool common stock of which the fair value of Barstool was determined to be $660.0 million based on market participant assumptions and Barstool became an indirect wholly owned subsidiary of PENN. See Note 6, “Acquisitions and Dispositions” and Note 13, “Stockholders’ Equity and Stock-Based Compensation” in the notes to our unaudited Consolidated Financial Statements for further discussion.
On August 8, 2023, PENN entered into a Sportsbook Agreement (the “Sportsbook Agreement”) with ESPN, which provides for a long-term strategic relationship between PENN and ESPN relating to online sports betting in the United States. Pursuant to the Sportsbook Agreement, PENN will rebrand its existing Barstool Sportsbook across all online platforms in the United States as ESPN Bet (the “Sportsbook”) and will oversee daily operations of the Sportsbook. The Sportsbook will be deeply integrated within the broader ESPN editorial, content, digital product and sports programming ecosystem, with access to ESPN’s industry leading audience and database. In addition to the Sportsbook Agreement, on August 8, 2023, PENN and ESPN, Inc. entered into an Investment Agreement (the “Investment Agreement”) providing for the issuance to ESPN, Inc. of certain warrants to purchase shares of PENN common stock, par value $0.01 per share, and setting forth certain other governance rights of ESPN, Inc., as discussed in Note 17, “Subsequent Events” in the notes to our unaudited Consolidated Financial Statements.
In connection with PENN’s decision to rebrand our online sports betting business from Barstool Sportsbook to ESPN Bet pursuant to the Sportsbook Agreement as discussed above, PENN concurrently entered into a stock purchase agreement with David Portnoy (the “Barstool SPA”) pursuant to which PENN sold 100% of the outstanding shares of Barstool to David

Portnoy in exchange for a nominal cash consideration ($1.00 dollar) and certain non-compete and other restrictive covenants. Pursuant to the Barstool SPA, PENN has the right to receive 50% of the gross proceeds received by David Portnoy in any subsequent sale or other monetization event of Barstool, as discussed in Note 6, “Acquisitions and Dispositions” in the notes to our unaudited Consolidated Financial Statements.
We are currently quantifying the impact of the Barstool SPA to our unaudited Consolidated Financial Statements, however we expect the carrying value of the net assets held-for-sale, to be greater than their fair value, less costs to sell, which is expected to result in a material non-cash loss and the corresponding reversal of the net deferred tax liability of approximately $115.9 million that will have a significant impact to income taxes. The pre-tax non-cash loss is estimated to be between $800.0 million and $850.0 million (inclusive of $705.0 million to $720.0 million in goodwill and intangible assets write offs) to be incurred in the third quarter of 2023. These material adjustments will be reflected in our September 30, 2023 unaudited Consolidated Statements of Operations and unaudited Consolidated Balance Sheets. See Note 6, “Acquisitions and Dispositions” and Note 11, “Income Taxes” in the notes to our unaudited Consolidated Financial Statements.
On February 21, 2023, as described in “Liquidity and Capital Resources,” the Company and GLPI entered into an agreement to amend and restate the PENN Master Lease (the “AR PENN Master Lease”), effective January 1, 2023, to (i) remove the land and buildings for Hollywood Casino Aurora (“Aurora”), Hollywood Casino Joliet (“Joliet”), Hollywood Casino Columbus (“Columbus”), Hollywood Casino Toledo (“Toledo”), and the M Resort Spa Casino (“M Resort”), and (ii) make associated adjustments to the rent after which the initial rent in the AR PENN Master Lease will be $284.1 million, consisting of $208.2 million of building base rent, $43.0 million of land base rent and $32.9 million of percentage rent (as such terms are defined in the AR PENN Master Lease). Subsequent to the execution of the AR PENN Master Lease, the Company leases real estate assets associated with 14 of the gaming facilities used in its operations via a triple net master lease. The current term of the AR PENN Master Lease expires on October 31, 2033 and thereafter contains three renewal terms of five years each on the same terms and conditions, exercisable at the Company’s option.
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
The 2023 Master Lease includes a base rent (the “2023 Master Lease Base Rent”) equal to $232.2 million and the Master Development Agreement contains additional rent (together with the 2023 Master Lease Base Rent, the “2023 Master Lease Rent”) equal to (i) 7.75% of any project funding received by PENN from GLPI for an anticipated relocation of PENN’s riverboat casino and related developments with respect to Aurora (the “Aurora Project”) and (ii) a percentage, based on the then-current GLPI stock price, of any project funding received by PENN from GLPI for certain anticipated development projects with respect to Joliet, Columbus, and M Resort (the “Other Development Projects”). The Master Development Agreement provides that GLPI will fund up to $225 million for the Aurora Project and, upon PENN’s request, up to $350 million in the aggregate for the Other Development Projects, in accordance with certain terms and conditions set forth in the Master Development Agreement. These funding obligations of GLPI expire on January 1, 2026. The 2023 Master Lease Rent will be subject to a one-time increase of $1.4 million, effective November 1, 2027. The 2023 Master Lease Rent will be further subject to a fixed escalator of 1.5% on November 1, 2023 and annually thereafter. The Master Development Agreement provides that PENN may elect not to proceed with a development project prior to GLPI’s commencement of any equity or debt offering or credit facility draw intended to fund such a project or after such time in certain instances, provided that GLPI will be reimbursed for all costs and expenses incurred in connection with such discontinued project. The Aurora Project and the Other Development Projects are all subject to necessary regulatory and other government approvals.
We believe that our portfolio of assets provides us with the benefit of geographically-diversified cash flow from operations. We expect to continue to expand our gaming operations through the implementation and execution of a disciplined capital expenditure program at our existing properties, the pursuit of strategic acquisitions and investments, and the development of new gaming properties. In addition, the acquisition of theScore and our Sportsbook Agreement with ESPN reflects our strategy to continue evolving from the nation’s largest regional gaming operator to a best-in-class omni-channel provider of retail and online gaming and sports betting entertainment.

Operating and Competitive Environment
Most of our properties operate in mature, competitive markets. We expect the majority of our future growth to come from cross-sell opportunities between our retail casino, online sports betting and online gaming businesses; improvements, expansions or relocations of our existing properties; entrance into new jurisdictions; expansions of gaming in existing jurisdictions; and strategic investments and acquisitions. Our portfolio is comprised largely of well-maintained regional gaming facilities, which has allowed us to develop what we believe to be a solid base for future growth opportunities.
We continue to adjust operations, offerings, and cost structures at our properties to reflect changing economic conditions. We also continue to focus on revenue and cost synergies from recent acquisitions, technology enhancements, and providing our customers with additional gaming experiences through our omni-channel distribution strategy. We seek to grow our customer database and loyalty program through the development of new properties, the expansion of properties and other business lines as well as through partnerships with third-party operators, such as Live Nation Entertainment and Choice Hotels International, Inc. Acquisitions such as theScore and our Sportsbook Agreement with ESPN enables us to further our omnichannel strategy by adding additional revenue streams and customer acquisition.
The gaming industry is characterized by an increasingly high degree of competition among a large number of participants, including riverboat casinos; dockside casinos; land-based casinos; video lottery; iCasinos and social casinos; online and retail sports betting; sports media companies; gaming at taverns; gaming at truck stop establishments; sweepstakes and poker machines not located in casinos; the potential for increased fantasy sports; significant growth of Native American gaming, historic racing or state-sponsored i-lottery products in or adjacent to states we operate in; and other forms of gaming in the U.S. See the “Segment comparison of the three and six months ended June 30, 2023 and 2022” section below for discussions of the impact of competition on our results of operations by reportable segment.
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
The vast majority of our revenues is gaming revenue, which is highly dependent upon the volume and spending levels of customers at our properties. Our gaming revenue is derived primarily from slot machines (which represented approximately 85% and 83% of our gaming revenue for the six months ended June 30, 2023 and 2022, respectively) and, to a lesser extent, table games and online gaming consisting of online slots, online table games, and online sports betting. Aside from gaming revenue, our revenues are primarily derived from our hotel, dining, retail, commissions, media, program sales, admissions, concessions and certain other ancillary activities, and our racing operations.
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
Reportable Segments
We have aggregated our operating segments into five reportable segments. Retail operating segments are based on the similar characteristics within the regions in which they operate: Northeast, South, West, and Midwest. The Interactive segment includes all of our online sports betting, iCasino and social gaming operations, management of retail sports betting, media, and the operating results of Barstool (the remaining 64% of Barstool common stock, not already owned by PENN, was acquired on February 17, 2023). See Note 6, “Acquisitions and Dispositions” in the notes to our unaudited Consolidated Financial Statements for further information. We view each of our gaming and racing properties as an operating segment with the exception of our two properties in Jackpot, Nevada, which we view as one operating segment. We consider our combined Video Gaming Terminal (“VGT”) operations, by state, to be separate operating segments. For a listing of our gaming properties and VGT operations included in each reportable segment, see Note 2, “Significant Accounting Policies” in the notes to our unaudited Consolidated Financial Statements.

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

	For the three months ended June 30,		For the six months ended June 30,
	2023	2022	2023	2022
Revenues:
Northeast segment	$688.0	$684.9	$1,388.5	$1,343.4
South segment	308.3	338.6	623.1	680.0
West segment	130.0	153.8	259.7	294.7
Midwest segment	293.3	296.3	588.6	579.2
Interactive segment	257.5	154.9	491.0	296.4
Other (1)	6.2	5.9	12.0	13.2
Intersegment eliminations (2)	(8.5)	(7.5)	(14.8)	(15.8)
Total	$1,674.8	$1,626.9	$3,348.1	$3,191.1

Net income	$78.1	$26.1	$592.5	$77.7

Adjusted EBITDAR:
Northeast segment	$217.3	$214.4	$430.2	$419.6
South segment	120.9	143.3	244.5	289.8
West segment	49.6	59.7	98.7	110.9
Midwest segment	127.1	131.3	252.7	256.8
Interactive segment	(12.8)	(20.8)	(18.5)	(30.8)
Other (1)	(25.3)	(23.4)	(52.6)	(47.1)
Total (3)	476.8	504.5	955.0	999.2
Rent expense associated with triple net operating leases (4)	(146.4)	(28.0)	(292.4)	(88.1)
Adjusted EBITDA	$330.4	$476.5	$662.6	$911.1

Net income margin	4.7%	1.6%	17.7%	2.4%
Adjusted EBITDAR margin	28.5%	31.0%	28.5%	31.3%
Adjusted EBITDA margin	19.7%	29.3%	19.8%	28.6%
(1)The Other category consists of the Company’s stand-alone racing operations, namely Sanford-Orlando Kennel Club, Sam Houston and Valley Race Park, the Company’s joint venture interests in Freehold Raceway, and our management contract for Retama Park Racetrack. Expenses incurred for corporate and shared services activities that are directly attributable to a property or are otherwise incurred to support a property are allocated to each property. The Other category also includes corporate overhead costs, which consist of certain expenses, such as: payroll, professional fees, travel expenses and other general and administrative expenses that do not directly relate or have not otherwise been allocated. Corporate overhead costs were $24.8 million and $51.1 million for the three and six months ended June 30, 2023, respectively, as compared to $23.6 million and $48.4 million for the three and six months ended June 30, 2022, respectively.
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
(4)For the three and six months ended June 30, 2023, pertains to the following operating leases: (i) AR PENN Master Lease; (ii) 2023 Master Lease; (iii) Margaritaville Lease; and (iv) Greektown Lease.
For the three and six months ended June 30, 2022, pertains to the operating lease components contained within the (i) PENN Master Lease (specific to the land and building components associated with the operations of Hollywood Gaming at Dayton Raceway and Hollywood Gaming at Mahoning

Valley Race Course); (ii) Meadows Lease; (iii) Margaritaville Lease; (iv) Greektown Lease; and (v) Tropicana Lease (which terminated on September 26, 2022).
Consolidated comparison of the three and six months ended June 30, 2023 and 2022
Revenues
The following table presents our consolidated revenues:

	For the three months ended June 30,		Change		For the six months ended June 30,		Change
(dollars in millions)	2023	2022	$	%	2023	2022	$	%
Revenues
Gaming	$1,292.8	$1,325.6	$(32.8)	(2.5)%	$2,617.4	$2,616.8	$0.6	—%
Food, beverage, hotel, and other	382.0	301.3	80.7	26.8%	730.7	574.3	156.4	27.2%
Total revenues	$1,674.8	$1,626.9	$47.9	2.9%	$3,348.1	$3,191.1	$157.0	4.9%
Gaming revenues for the three months ended June 30, 2023 decreased $32.8 million compared to the corresponding prior year period, primarily due to a decrease in visitation among all segments, offset by increases in our Interactive segment resulting from continued growth in our online revenues.
Gaming revenues for the six months ended June 30, 2023 increased by $0.6 million compared to the corresponding prior year period, primarily due to increased visitation at our properties in the Northeast segment during the first quarter of 2023 and increases in our Interactive segment resulting from continued growth in our online revenues, offset by decreases in the second quarter, as described above.
Food, beverage, hotel, and other revenues for the three and six months ended June 30, 2023 increased $80.7 million and $156.4 million, respectively, compared to the corresponding prior year periods, primarily due to the inclusion of 100% of the operating results of Barstool subsequent to the Barstool Acquisition on February 17, 2023, as well as increases in gaming tax reimbursement amounts charged to third-party online sports betting and/or iCasino partners for online sports betting and iCasino market access.
See “Segment comparison of the three and six months ended June 30, 2023 and 2022” below for more detailed explanations of the fluctuations in revenues.
Operating expenses
The following table presents our consolidated operating expenses:

	For the three months ended June 30,		Change		For the six months ended June 30,		Change
(dollars in millions)	2023	2022	$	%	2023	2022	$	%
Operating expenses
Gaming	$710.6	$713.6	$(3.0)	(0.4)%	$1,440.1	$1,400.2	$39.9	2.8%
Food, beverage, hotel, and other	267.8	186.8	81.0	43.4%	512.1	358.7	153.4	42.8%
General and administrative	380.3	273.8	106.5	38.9%	773.2	569.3	203.9	35.8%
Depreciation and amortization	110.6	150.3	(39.7)	(26.4)%	218.1	268.5	(50.4)	(18.8)%
Total operating expenses	$1,469.3	$1,324.5	$144.8	10.9%	$2,943.5	$2,596.7	$346.8	13.4%
Gaming expenses consist primarily of gaming taxes, payroll, marketing and promotional, and other expenses associated with our gaming operations. Gaming expenses for the three months ended June 30, 2023 decreased $3.0 million compared to the corresponding prior year period, due to lower gaming taxes resulting from the decrease in gaming revenues, offset by higher payroll expenses.

Gaming expenses for the six months ended June 30, 2023 increased $39.9 million compared to the corresponding prior year period, primarily due to increases in payroll expenses and higher third-party service provider fees from higher online gaming activity.
Food, beverage, hotel, and other expenses consist primarily of payroll expenses, costs of goods sold, and other costs associated with our food, beverage, hotel, retail, racing, and interactive operations. Food, beverage, hotel, and other expenses for the three and six months ended June 30, 2023 increased $81.0 million and $153.4 million, respectively, compared to the corresponding prior year periods, primarily due to the inclusion of operating expenses related to Barstool subsequent to the Barstool Acquisition, which was completed on February 17, 2023, as well as increases in gaming tax reimbursement amounts related to third-party online sports betting and/or iCasino partners for online sports betting and iCasino market access.
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
For the three and six months ended June 30, 2023, general and administrative expenses increased by $106.5 million and $203.9 million, respectively, compared to the corresponding prior year periods, primarily due to an increase in rent expense associated with triple net operating leases of $118.4 million and $204.3 million respectively, stemming from the execution on February 21, 2023 of both the AR PENN Master Lease and 2023 Master Lease. The impact of these aforementioned lease transactions resulted in the classification of all land components and building components to be operating leases of which the associated rent expense is recorded to “General and Administrative” as described in Note 9, “Leases” to our unaudited Consolidated Financial Statements.
Depreciation and amortization for the three and six months ended June 30, 2023 decreased $39.7 million and $50.4 million, respectively, compared to the corresponding prior year periods, primarily due to a decrease in depreciation and amortization costs stemming from the execution on February 21, 2023 of both the AR PENN Master Lease and 2023 Master Lease. Prior to the execution of the aforementioned lease transactions, primarily all of the building components of the PENN Master Lease were classified as financing obligations of which depreciation of the associated property and equipment assets were previously recorded to “Depreciation and amortization” expense. Additionally, primarily all of the land components contained within the PENN Master Lease and the land and building components contained within the Perryville Lease (as defined in “Liquidity and Capital Resources”) were classified as finance leases of which amortization of the lease right-of-use assets (“ROU”) were recorded to “Depreciation and Amortization” expense. The impact of these aforementioned lease transactions resulted in the classification of all land components and building components associated with the AR PENN Master Lease to be operating leases with the associated rent expense recorded to “General and Administrative” as described in Note 9, “Leases” to our unaudited Consolidated Financial Statements.

Other income (expenses)
The following table presents our consolidated other income (expenses):

	For the three months ended June 30,		Change		For the six months ended June 30,		Change
(dollars in millions)	2023	2022	$	%	2023	2022	$	%
Other income (expenses)
Interest expense, net	$(115.6)	$(195.0)	$79.4	(40.7)%	$(228.6)	$(356.2)	$127.6	(35.8)%
Interest income	$9.9	$1.4	$8.5	607.1%	$20.3	$1.8	$18.5	1,027.8%
Income from unconsolidated affiliates	$7.2	$1.8	$5.4	300.0%	$9.8	$10.5	$(0.7)	(6.7)%
Gain on Barstool Acquisition, net	$—	$—	$—	—%	$83.4	$—	$83.4	N/M
Gain on REIT transactions, net	$—	$—	$—	—%	$500.8	$—	$500.8	N/M
Loss on early extinguishment of debt	$—	$(10.4)	$10.4	N/M	$—	$(10.4)	$10.4	N/M
Other	$5.8	$(17.8)	$23.6	N/M	$4.8	$(58.5)	$63.3	N/M
Income tax expense	$(34.7)	$(56.3)	$21.6	(38.4)%	$(202.6)	$(103.9)	$(98.7)	95.0%
N/M - Not meaningful
Interest expense, net decreased by $79.4 million and $127.6 million for the three and six months ended June 30, 2023, respectively, compared to the corresponding prior year periods, primarily due to a net decrease in Master Lease interest costs due to changes in lease classifications as a result of the amendment of the PENN Master Lease, as described in “Liquidity and Capital Resources,” of $96.4 million and $161.5 million, respectively, partially offset by an increase in interest expense on our Senior Secured Credit Facilities related to an overall increase in interest rates.
Interest income increased by $8.5 million and $18.5 million for the three and six months ended June 30, 2023, respectively, compared to the corresponding prior year periods, primarily due to executing on our short term investing strategy utilizing money market funds which commenced during the year ended December 31, 2022.
Income from unconsolidated affiliates relates principally to our investment in Kansas Entertainment and Freehold Raceway joint ventures, as well as Barstool (prior to the Barstool Acquisition on February 17, 2023). The increase of $5.4 million for the three months ended June 30, 2023, compared to the corresponding prior year period, is due to higher income earned from our investments in unconsolidated affiliates. The decrease of $0.7 million for the six months ended June 30, 2023, compared to the corresponding prior year period, is due to lower income earned from our investments in unconsolidated affiliates.
Gain on Barstool Acquisition, net relates to the gain on our acquisition of all the outstanding shares of Barstool common stock not already owned by us on February 17, 2023 as described in Note 6, “Acquisitions and Dispositions” in the notes to our unaudited Consolidated Financial Statements. The gain consists of $66.5 million related to the remeasurement of our equity investment immediately prior to the acquisition date and $16.9 million related to the acquisition of the remaining 64% of Barstool common stock.
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
Loss on extinguishment of debt relates to the refinancing of the previous Senior Secured Credit Facilities in the prior year. See Note 8, “Long-term Debt” in the notes to our unaudited Consolidated Financial Statements for further discussion.
Other primarily relates to realized and unrealized gains and losses on equity securities, held by PENN Interactive, unrealized gains and losses related to certain Barstool shares (prior to the Barstool Acquisition on February 17, 2023) as well as miscellaneous income and expense items. Equity securities were provided to the Company in conjunction with entering into multi-year agreements with sports betting operators for online sports betting and iCasino market access across our portfolio. For the three and six months ended June 30, 2023, other income primarily consisted of an unrealized holding gain of $6.3 million and $3.1 million, respectively, compared to an unrealized holding loss of $16.9 million and $55.6 million for the three and six months ended June 30, 2022, respectively.
Income tax expense was $34.7 million and $202.6 million for the three and six months ended June 30, 2023, respectively, compared to $56.3 million and $103.9 million for the three and six months ended June 30, 2022, respectively. Our effective tax rate (income taxes as a percentage of income from operations before income taxes) including discrete items was 30.7% and 25.5% for the three and six months ended June 30, 2023, respectively, as compared to 68.3% and 57.2% for the three and six months ended June 30, 2022, respectively. The change in the effective rate for the three and six months ended June 30, 2023 compared to the corresponding prior year periods was primarily due to the increase in pre-tax income.
Our effective income tax rate can vary each reporting period depending on, among other factors, the geographic and business mix of our earnings, changes to our valuation allowance, and the level of our tax credits. Certain of these and other factors, including our history and projections of pre-tax earnings, are considered in assessing our ability to realize our net deferred tax assets.
Additionally, as a result of the Barstool SPA entered into in August 2023, the deferred tax liability associated with the Barstool tradename and other intangibles will be written off to income tax expense, which will have a material impact on our unaudited Consolidated Statements of Operations and unaudited Consolidated Balance Sheets, as discussed in Note 11, “Income Taxes” to our unaudited Consolidated Financial Statements.
Segment comparison of the three and six months ended June 30, 2023 and 2022
Northeast Segment

	For the three months ended June 30,		Change		For the six months ended June 30,		Change
(dollars in millions)	2023	2022	$	%	2023	2022	$	%
Revenues
Gaming	$616.5	$621.4	$(4.9)	(0.8)%	$1,245.8	$1,220.5	$25.3	2.1%
Food, beverage, hotel, and other	71.5	63.5	8.0	12.6%	142.7	122.9	19.8	16.1%
Total revenues	$688.0	$684.9	$3.1	0.5%	$1,388.5	$1,343.4	$45.1	3.4%

Adjusted EBITDAR	$217.3	$214.4	$2.9	1.4%	$430.2	$419.6	$10.6	2.5%
Adjusted EBITDAR margin	31.6%	31.3%		30 bps	31.0%	31.2%		-20 bps
The Northeast segment’s revenues for the three months ended June 30, 2023 increased by $3.1 million due to increase in hotel and food and beverage revenues, primarily due to the completion of room renovations at our Hollywood Casino at our Greektown property, as well as increased visitation to our food and beverage outlets, offset by a reduction in gaming revenues, primarily at our Hollywood Casino Lawrenceburg and Ameristar East Chicago properties due to increased competition.
The Northeast segment’s revenues for the six months ended June 30, 2023 increased $45.1 million, primarily due to strong visitation at the Northeast segment’s properties during the first quarter, as well as increases in hotel and food and beverage revenues as described above. The increases were partially offset by decreases in gaming revenues at our Hollywood Casino Lawrenceburg and Ameristar East Chicago properties due to increased competition.
For the three months ended June 30, 2023, the Northeast segment’s Adjusted EBITDAR increased $2.9 million and Adjusted EBITDAR margin increased to 31.6%, primarily due to an increase in non-gaming revenues, as well as a reversal of accrued gaming taxes that are no longer expected to be incurred, partially offset by increased labor costs.
For the six months ended June 30, 2023, the Northeast segment’s Adjusted EBITDAR increased $10.6 million, primarily due to increased gaming and non-gaming revenues and the reversal of gaming taxes discussed above. Adjusted EBITDAR margin decreased to 31.0% primarily due to higher labor costs and cost of sales.

South Segment

	For the three months ended June 30,		Change		For the six months ended June 30,		Change
(dollars in millions)	2023	2022	$	%	2023	2022	$	%
Revenues
Gaming	$239.1	$269.0	$(29.9)	(11.1)%	$491.2	$547.6	$(56.4)	(10.3)%
Food, beverage, hotel, and other	69.2	69.6	(0.4)	(0.6)%	131.9	132.4	(0.5)	(0.4)%
Total revenues	$308.3	$338.6	$(30.3)	(8.9)%	$623.1	$680.0	$(56.9)	(8.4)%

Adjusted EBITDAR	$120.9	$143.3	$(22.4)	(15.6)%	$244.5	$289.8	$(45.3)	(15.6)%
Adjusted EBITDAR margin	39.2%	42.3%		-310 bps	39.2%	42.6%		-340 bps
The South segment’s revenues for the three and six months ended June 30, 2023 decreased by $30.3 million and $56.9 million respectively, compared to the corresponding prior year periods, primarily due to a decrease in visitation at many properties, partially due to unfavorable weather and increased competition that affected our L’Auberge Lake Charles and Margaritaville properties. During the prior year periods, particularly in the first quarter, there were COVID restrictions in place in downtown New Orleans which increased visitation to our Hollywood Casino Gulf Coast, Boomtown New Orleans, and L’Auberge Baton Rouge properties.
For the three and six months ended June 30, 2023, the South segment’s Adjusted EBITDAR decreased $22.4 million and $45.3 million respectively, and Adjusted EBITDAR margin decreased to 39.2%, primarily due to the decrease in revenues as described above.
West Segment

	For the three months ended June 30,		Change		For the six months ended June 30,		Change
(dollars in millions)	2023	2022	$	%	2023	2022	$	%
Revenues
Gaming	$92.4	$98.9	$(6.5)	(6.6)%	$186.8	$193.0	$(6.2)	(3.2)%
Food, beverage, hotel, and other	37.6	54.9	(17.3)	(31.5)%	72.9	101.7	(28.8)	(28.3)%
Total revenues	$130.0	$153.8	$(23.8)	(15.5)%	$259.7	$294.7	$(35.0)	(11.9)%

Adjusted EBITDAR	$49.6	$59.7	$(10.1)	(16.9)%	$98.7	$110.9	$(12.2)	(11.0)%
Adjusted EBITDAR margin	38.2%	38.8%		-60 bps	38.0%	37.6%		40 bps
The West segment’s revenues for the three and six months ended June 30, 2023 decreased by $23.8 million and $35.0 million, respectively, compared to the corresponding prior year periods, primarily due to the three and six months ended June 30, 2023 not including any revenue for Tropicana Las Vegas as the operations were sold on September 26, 2022, partially offset by an increase in revenue at Zia Park Casino.
For the three months ended June 30, 2023, the West segment’s Adjusted EBITDAR decreased $10.1 million primarily due to the sale of Tropicana Las Vegas, discussed above. For the three months ended June 30, 2023, the West segment’s Adjusted EBITDAR margin decreased to 38.2% primarily due to increases in labor costs and promotional offerings.
For the six months ended June 30, 2023, the West segment’s Adjusted EBITDAR decreased $12.2 million primarily due to the sale of Tropicana Las Vegas, discussed above. For the six months ended June 30, 2023, the West segment’s Adjusted EBITDAR margin increased to 38.0% primarily driven by increased revenues at Zia Park Casino.

Midwest Segment

	For the three months ended June 30,		Change		For the six months ended June 30,		Change
(dollars in millions)	2023	2022	$	%	2023	2022	$	%

Gaming	$261.5	$267.0	$(5.5)	(2.1)%	$527.4	$523.5	$3.9	0.7%
Food, beverage, hotel, and other	31.8	29.3	2.5	8.5%	61.2	55.7	5.5	9.9%
Total revenues	$293.3	$296.3	$(3.0)	(1.0)%	$588.6	$579.2	$9.4	1.6%

Adjusted EBITDAR	$127.1	$131.3	$(4.2)	(3.2)%	$252.7	$256.8	$(4.1)	(1.6)%
Adjusted EBITDAR margin	43.3%	44.3%		-100 bps	42.9%	44.3%		-140 bps
The Midwest segment’s revenues for the three months ended June 30, 2023 decreased by $3.0 million, compared to the corresponding prior year period, due to a decrease in casino attendance, partially due to new competition in Nebraska which has affected our Ameristar Council Bluffs property.
The Midwest segment’s revenues for the six months ended June 30, 2023 increased by $9.4 million, compared to the corresponding prior year period, due to increased visitation at the Midwest segment properties particularly in the first quarter, partially offset by a decline in gaming revenues during the second quarter described above.
For the three months ended June 30, 2023, the Midwest segment’s Adjusted EBITDAR decreased $4.2 million primarily due to decreased total revenues and higher labor costs, reflected in Adjusted EBITDAR margin, which decreased to 43.3%.
For the six months ended June 30, 2023, the Midwest segment’s Adjusted EBITDAR decreased $4.1 million primarily due to higher labor costs and cost of sales, partially offset by increased gaming and non-gaming revenues, reflected in Adjusted EBITDAR margin, which decreased to 42.9%.
Interactive Segment

	For the three months ended June 30,		Change		For the six months ended June 30,		Change
(dollars in millions)	2023	2022	$	%	2023	2022	$	%
Revenues
Gaming	$83.3	$69.3	$14.0	20.2%	$166.2	$132.2	$34.0	25.7%
Food, beverage, hotel, and other	174.2	85.6	88.6	103.5%	324.8	164.2	160.6	97.8%
Total revenues	$257.5	$154.9	$102.6	66.2%	$491.0	$296.4	$194.6	65.7%

Adjusted EBITDAR	$(12.8)	$(20.8)	$8.0	(38.5)%	$(18.5)	$(30.8)	$12.3	(39.9)%
Adjusted EBITDAR margin	(5.0)%	(13.4)%		840 bps	(3.8)%	(10.4)%		660 bps
The Interactive segment’s revenues for the three and six months ended June 30, 2023 increased by $102.6 million and $194.6 million, respectively, compared to the corresponding prior year periods, due to the inclusion of 100% of the operating results of Barstool subsequent to the Barstool Acquisition on February 17, 2023 as well as an increase in gaming revenue related to operating in additional jurisdictions, inclusive of the launch of theScore Bet in April 2022. Additionally, revenues are inclusive of a tax gross-up of $88.5 million and $180.8 million for the three and six months ended June 30, 2023, respectively, compared to $55.4 million and $105.7 million for the three and six months ended June 30, 2022, respectively.
For the three and six months ended June 30, 2023, the Interactive segment’s Adjusted EBITDAR increased primarily due to increases in total revenues due to operating in additional gaming jurisdictions over the prior year. Adjusted EBITDAR margin increased due to revenues increasing at a greater rate year-over-year than the rate at which operating expenses increased.

Other

	For the three months ended June 30,		Change		For the six months ended June 30,		Change
(dollars in millions)	2023	2022	$	%	2023	2022	$	%
Revenues
Food, beverage, and other	$6.2	$5.9	$0.3	5.1%	$12.0	$13.2	$(1.2)	(9.1)%
Total revenues	$6.2	$5.9	$0.3	5.1%	$12.0	$13.2	$(1.2)	(9.1)%

Adjusted EBITDAR	$(25.3)	$(23.4)	$(1.9)	8.1%	$(52.6)	$(47.1)	$(5.5)	11.7%
Other consists of the Company’s stand-alone racing operations, as well as corporate overhead costs, which primarily includes certain expenses such as payroll, professional fees, travel expenses and other general and administrative expenses that do not directly relate to or have not otherwise been allocated. Revenues for the three and six months ended June 30, 2023 have increased and decreased respectively, compared to the prior year corresponding periods, primarily due to fluctuations in racing revenues.
Changes in Adjusted EBITDAR for the three and six months ended June 30, 2023 primarily relate to an increase in payroll expenses.
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
We define Adjusted EBITDA as earnings before interest expense, net; interest income; income taxes; depreciation and amortization; stock-based compensation; debt extinguishment charges; impairment losses; insurance recoveries, net of deductible charges; changes in the estimated fair value of our contingent purchase price obligations; gain or loss on disposal of assets; the difference between budget and actual expense for cash-settled stock-based awards; pre-opening expenses; non-cash gains/losses associated with REIT transactions as described in Note 9, “Leases” to our unaudited Consolidated Financial Statements; non-cash gains/losses associated with partial and step acquisitions as measured in accordance with ASC 805 “Business Combinations”; and other. Adjusted EBITDA is inclusive of income or loss from unconsolidated affiliates, with our share of non-operating items (such as interest expense, net; income taxes; depreciation and amortization; and stock-based compensation expense) added back for Barstool Sports, Inc. (prior to our acquisition of the remaining 64% of Barstool common stock on February 17, 2023) and our Kansas Entertainment, LLC joint venture. Adjusted EBITDA is inclusive of rent expense associated with our triple net operating leases with our REIT landlords. Although Adjusted EBITDA includes rent expense associated with our triple net operating leases, we believe Adjusted EBITDA is useful as a supplemental measure in evaluating the performance of our consolidated results of operations. We define Adjusted EBITDA margin as Adjusted EBITDA divided by consolidated revenues.
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

	For the three months ended June 30,		For the six months ended June 30,
(dollars in millions)	2023	2022	2023	2022
Net income	$78.1	$26.1	$592.5	$77.7
Income tax expense	34.7	56.3	202.6	103.9
Interest expense, net	115.6	195.0	228.6	356.2
Interest income	(9.9)	(1.4)	(20.3)	(1.8)
Income from unconsolidated affiliates	(7.2)	(1.8)	(9.8)	(10.5)
Gain on Barstool Acquisition, net	—	—	(83.4)	—
Gain on REIT transactions, net	—	—	(500.8)	—
Loss on early extinguishment of debt	—	10.4	—	10.4
Other (income) expenses	(5.8)	17.8	(4.8)	58.5
Operating income	205.5	302.4	404.6	594.4
Stock-based compensation (1)	19.7	14.5	36.2	31.5
Cash-settled stock-based award variance (1)(2)	(6.2)	(9.5)	(9.1)	(12.4)
Loss on disposal of assets (1)	—	7.3	—	7.2
Contingent purchase price (1)	0.2	(0.9)	0.5	(1.0)
Pre-opening expenses (1)	—	2.1	—	3.6
Depreciation and amortization	110.6	150.3	218.1	268.5
Insurance recoveries, net of deductible charges (1)	(13.6)	—	(13.6)	(8.8)
Income from unconsolidated affiliates	7.2	1.8	9.8	10.5
Non-operating items of equity method investments (3)	0.9	0.3	5.4	2.1
Other expenses (1)(4)	6.1	8.2	10.7	15.5
Adjusted EBITDA	330.4	476.5	662.6	911.1
Rent expense associated with triple net operating leases (1)	146.4	28.0	292.4	88.1
Adjusted EBITDAR	$476.8	$504.5	$955.0	$999.2

Net income margin	4.7%	1.6%	17.7%	2.4%
Adjusted EBITDA margin	19.7%	29.3%	19.8%	28.6%
Adjusted EBITDAR margin	28.5%	31.0%	28.5%	31.3%
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
(3)    Consists principally of interest expense, net, income taxes, depreciation and amortization, and stock-based compensation expense associated with Barstool prior to us acquiring the remaining 64% of Barstool common stock (see Note 6, “Acquisitions and Dispositions” in the notes to our unaudited Consolidated Financial Statements), and our Kansas Entertainment joint venture.
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

	For the six months ended June 30,		Change
(dollars in millions)	2023	2022	$	%
Net cash provided by operating activities	$323.7	$436.4	$(112.7)	(25.8)%
Net cash used in investing activities	$(462.9)	$(113.7)	$(349.2)	307.1%
Net cash used in financing activities	$(214.1)	$(477.3)	$263.2	(55.1)%
Operating Cash Flow
Trends in our operating cash flows tend to follow trends in operating income, excluding non-cash charges, but can be affected by changes in working capital, the timing of significant interest payments, tax payments or refunds, and distributions from unconsolidated affiliates. Net cash provided by operating activities decreased by $112.7 million for the six months ended June 30, 2023, primarily due to a decrease in earnings, a negative impact in changes in working capital related to payroll related liabilities and an increase in cash paid for taxes.
Investing Cash Flow
Cash used in investing activities for the six months ended June 30, 2023 of $462.9 million is primarily due to consideration paid for the Barstool Acquisition, net of cash acquired, of $314.6 million and capital expenditures of $132.8 million. For the six months ended June 30, 2022, cash used in investing activities of $113.7 million primarily related to capital expenditures of $125.6 million and the acquisition of a $15.0 million cost method investment, offset by Hurricane Laura insurance proceeds.
Capital Expenditures
Capital expenditures are accounted for as either project capital (new facilities or expansions) or maintenance (replacement) which is inclusive of projects such as our retail sportsbooks, our cashless, cardless and contactless technology and hotel renovations. Cash provided by operating activities, as well as cash available under our Amended Revolving Credit Facility and Revolving Facility, was available to fund our capital expenditures for the six months ended June 30, 2023 and 2022, as applicable.
Capital expenditures for the six months ended June 30, 2023 and 2022 were $132.8 million and $125.6 million, respectively. For the year ending December 31, 2023, our anticipated capital expenditures, inclusive of insurance proceeds, are approximately $413 million, which include capital expenditures of $132.8 million incurred for the six months ended June 30, 2023 and capital expenditures required under our Triple Net Leases, which require us to spend a specified percentage of total revenues.
Financing Cash Flow
For the six months ended June 30, 2023, net cash used in financing activities totaled $214.1 million, primarily related to repurchases of our common stock of $149.8 million, as well as $42.7 million in principal payments on our finance leases and finance obligations and debt repayments of $18.8 million.
For the six months ended June 30, 2022, net cash used in financing activities totaled $477.3 million, primarily related to $342.1 million common stock repurchases, net debt repayments of $18.7 million, $18.2 million in debt issuance costs, and $85.4 million in principal payments on our finance leases and finance obligations.
At June 30, 2023, we had $2.8 billion in aggregate principal amount of indebtedness, including $1.5 billion outstanding under our Amended Credit Facilities, $400.0 million outstanding under our 5.625% senior unsecured notes, $400.0 million outstanding under our 4.125% senior unsecured notes, $330.5 million outstanding under our 2.75% Convertible Notes, and $172.2 million outstanding in other long-term obligations. No amounts were drawn on our Amended Revolving Credit Facility. We have no debt maturing prior to 2026. As of June 30, 2023 we had conditional obligations under letters of credit issued pursuant to the Amended Credit Facilities with face amounts aggregating to $23.4 million resulting in $976.6 million available borrowing capacity under our Amended Revolving Credit Facility.
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
As of June 30, 2023, the Company was in compliance with all required financial covenants. The Company believes that it will remain in compliance with all of its required financial covenants for at least the next twelve months following the date of filing this Quarterly Report on Form 10-Q with the SEC.
See Note 8, “Long-term Debt” in the notes to our unaudited Consolidated Financial Statements for additional information of the Company’s debt and other long-term obligations.
Share Repurchase Authorization
During the quarter, we completed our $750.0 million share repurchase authorization approved by the Board of Directors on February 1, 2022 (the “February 2022 Authorization”).
On December 6, 2022, a second share repurchase program was authorized for an additional $750.0 million (the “December 2022 Authorization”). The December 2022 Authorization expires on December 31, 2025.
The Company utilized the remaining capacity under the February 2022 Authorization prior to effecting any repurchases under the December 2022 Authorization. Repurchases by the Company are subject to available liquidity, general market and economic conditions, alternate uses for the capital and other factors. Share repurchases may be made from time to time through a Rule 10b5-1 trading plan, open market transactions, block trades or in private transactions in accordance with applicable securities laws and regulations and other legal requirements. There is no minimum number of shares that the Company is required to repurchase and the repurchase authorization may be suspended or discontinued at any time without prior notice.
During the three and six months ended June 30, 2023 respectively, the Company repurchased 3,791,258 and 5,438,221 shares of its common stock in open market transactions for $99.8 million and $149.8 million, at an average price of $26.31 and $27.54 per share under the February 2022 and December 2022 Authorizations. The cost of all repurchased shares is recorded as “Treasury stock” within our unaudited Consolidated Balance Sheets.
No shares of the Company’s common stock were repurchased subsequent to the quarter ended June 30, 2023. As of August 8, 2023, the remaining availability under our December 2022 Authorization was $749.5 million.
Other Factors Affecting Liquidity
ESPN Bet Sportsbook Agreement
On August 8, 2023, PENN entered into the Sportsbook Agreement with ESPN which provides for a long-term strategic relationship between PENN and ESPN relating to online sports betting in the United States. In the fall of 2023, the existing Barstool Sportsbook will be rebranded across all online platforms in the United States as ESPN Bet and our online product will include a Hollywood-branded integrated iCasino where permitted. The Sportsbook Agreement has an initial 10-year term and may be extended for an additional ten years upon mutual agreement of PENN and ESPN. In consideration for the media marketing services and brand and other rights provided by ESPN, PENN will pay $150.0 million per year in cash pursuant to the Sportsbook Agreement for the initial 10-year term and issue the warrants pursuant to the Investment Agreement (see Note 17, “Subsequent Events” for additional information).
Triple Net Leases
The majority of the real estate assets (i.e., land and buildings) used in our operations are subject to triple net master leases; the most significant of which are the AR PENN Master Lease, 2023 Master Lease, PENN Master Lease (prior to January 1,

2023), and Pinnacle Master Lease (as such terms are defined in Note 9, “Leases” in the notes to our unaudited Consolidated Financial Statements, and collectively referred to as the “Master Leases”), with GLPI. We refer to the Master Leases, Perryville Lease (where applicable), the Meadows Lease (where applicable), the Margaritaville Lease, the Greektown Lease, the Tropicana Lease (terminated September 26, 2022) and the Morgantown Lease, collectively, as our “Triple Net Leases”. The Company’s Triple Net Leases are accounted for as either operating leases, finance leases, or financing obligations.
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
The 2023 Master Lease includes the 2023 Master Lease Base Rent equal to $232.2 million and the Master Development Agreement contains additional rent (together with the 2023 Master Lease Base Rent, the “2023 Master Lease Rent”) equal to (i) 7.75% of any project funding received by PENN from GLPI for the Aurora Project and (ii) a percentage, based on the then-current GLPI stock price, of any project funding received by PENN from GLPI for the Other Development Projects. The Master Development Agreement provides that GLPI will fund up to $225 million for the Aurora Project and, upon PENN’s request, up to $350 million in the aggregate for the Other Development Projects, in accordance with certain terms and conditions set forth in the Master Development Agreement. These funding obligations of GLPI expire on January 1, 2026. The 2023 Master Lease Rent will be subject to a one-time increase of $1.4 million, effective November 1, 2027. The 2023 Master Lease Rent will be further subject to a fixed escalator of 1.5% on November 1, 2023 and annually thereafter. The Master Development Agreement provides that PENN may elect not to proceed with a development project prior to GLPI’s commencement of any equity or debt offering or credit facility draw intended to fund such a project or after such time in certain instances, provided that GLPI will be reimbursed for all costs and expenses incurred in connection with such discontinued project. The Aurora Project and the Other Development Projects are all subject to necessary regulatory and other government approvals.
Under our Triple Net Leases, in addition to lease payments for the real estate assets, we are required to pay the following, among other things: (i) all facility maintenance; (ii) all insurance required in connection with the leased properties and the business conducted on the leased properties; (iii) taxes levied on or with respect to the leased properties (other than taxes on the income of the lessor); (iv) all tenant capital improvements; and (v) all utilities and other services necessary or appropriate for the leased properties and the business conducted on the leased properties. Additionally, our Triple Net Leases are subject to annual escalators and periodic percentage rent resets, as applicable. See Note 9, “Leases” in the notes to our unaudited Consolidated Financial Statements for further discussion and disclosure related to the Company’s leases.

Payments to our REIT Landlords under Triple Net Leases
Total payments made to our REIT Landlords, GLPI and VICI, were as follows:

	For the three months ended June 30,		For the six months ended June 30,
(in millions)	2023	2022	2023	2022
AR PENN Master Lease	$70.9	$—	$142.0	$—
2023 Master Lease	58.1	—	116.1	—
PENN Master Lease	—	120.6	—	239.8
Pinnacle Master Lease	84.8	83.4	168.9	165.9
Perryville Lease	—	2.0	—	3.9
Meadows Lease	—	6.2	—	12.4
Margaritaville Lease	6.6	6.0	13.0	11.9
Greektown Lease	13.0	12.9	25.8	25.7
Morgantown Lease	0.8	0.7	1.6	1.5
Total (1)	$234.2	$231.8	$467.4	$461.1
(1)For the three and six months ended June 30, 2022, rent payable under the Tropicana Lease was nominal. Therefore, it has been excluded from the table above. The Tropicana Lease was terminated on September 26, 2022.
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
CRITICAL ACCOUNTING ESTIMATES
A complete discussion of our critical accounting estimates is included in our Form 10-K for the year ended December 31, 2022. Other than discussed below, there have been no significant changes in our critical accounting estimates during the six months ended June 30, 2023.
Leases
The assessment of lease classifications of land and building components contained within each of the AR PENN Master Lease and the 2023 Master Lease (as described in Note 9, “Leases” in the notes to our unaudited Consolidated Financial Statements) required management to make significant estimates and assumptions. These included estimates for the (i) fair value of the land and building assets; (ii) the term of the lease, including whether any renewal terms are reasonably assured of being exercised; and (iii) the discount rate (collateralized incremental borrowing rate) over the lease term. Additionally, management assessed whether the agreements should be accounted for as a separate or combined contract and whether the AR PENN Master Lease should be considered a lease modification or a new lease.
Business Combination
In connection with the Company’s acquisition of Barstool (as described in Note 6, “Acquisitions and Dispositions” in the notes to our unaudited Consolidated Financial Statements), valuations were completed to determine the allocation of the purchase price. The factors considered in the valuation include data gathered as a result of the Company’s due diligence in connection with the acquisition, projections for future operations, and data obtained from third-party valuation specialists, as deemed appropriate.
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
RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
For information with respect to new accounting pronouncements and the impact of these pronouncements on our unaudited Consolidated Financial Statements, see Note 3, “New Accounting Pronouncements” in the notes to our unaudited Consolidated Financial Statements.
IMPORTANT FACTORS REGARDING FORWARD-LOOKING STATEMENTS
This Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements can be identified by the use of forward-looking terminology such as “expects,” “believes,” “estimates,” “projects,” “intends,” “plans,” “goal,” “seeks,” “may,” “will,” “should,” or “anticipates” or the negative or other variations of these or similar words, or by discussions of future events, strategies or risks and uncertainties. Specifically, forward-looking statements include, but are not limited to, statements regarding: the Company’s anticipated share repurchases; the Company’s expectations of future results of operations and financial condition, the assumptions provided regarding the guidance, including the scale and timing of the Company’s product and technology investments; the Company’s expectations regarding results, and the impact of competition, in retail/mobile/online sportsbooks, iCasino, social gaming, and retail operations; the Company’s development and launch of its Interactive segment’s products in new jurisdictions and enhancements to existing Interactive segment products, including the content for the ESPN Bet and theScore Bet Sportsbook and Casino apps and the relaunch of the Barstool Sportsbook as ESPN Bet on our proprietary player account management system and risk and trading platforms; the expected timing of the rebrand of Barstool Sportsbook; the benefits of the agreement between the Company and ESPN; the Company’s expectations regarding its Sportsbook Agreement with ESPN and the future success of its products; the Company’s expectations with respect to the integration and synergies related to the Company’s integration of theScore and the continued growth and monetization of the Company’s media business; the Company’s expectations with respect to the ongoing introduction and the potential benefits of the cashless, cardless and contactless (3C’s) technology; the Company’s development projects, including the prospective development projects at Hollywood Casinos Aurora, Joliet, Columbus, and the M Resort Spa Casino; our ability to obtain financing for our development projects on attractive terms; and the timing, cost and expected impact of planned capital expenditures on the Company’s results of operations; the actions of regulatory, legislative, executive or judicial decisions at the federal, state, provincial or local level with regard to our business and the impact of any such actions.
Such statements are all subject to risks, uncertainties and changes in circumstances that could significantly affect the Company’s future financial results and business. Accordingly, the Company cautions that the forward-looking statements contained herein are qualified by important factors that could cause actual results to differ materially from those reflected by such statements. Such factors include: the effects of economic and market conditions in the markets in which the Company operates; competition with other entertainment, sports content, and casino gaming experiences; the timing, cost and expected impact of product and technology investments; risks relating to international operations, permits, licenses, financings, approvals and other contingencies in connection with growth in new or existing jurisdictions; the Company may not be able to achieve the anticipated financial returns from the Sportsbook Agreement with ESPN, including due to fees, costs, taxes or circumstances beyond the Company’s or ESPN’s control; the rebranding of the Barstool Sportsbook as ESPN Bet may be delayed, or in certain jurisdictions may not occur at all, for reasons beyond our control, including due to any delays in the receipt of, or failure to receive, any required regulatory approvals; potential adverse reactions or changes to business or regulatory relationships resulting from the announcement or performance of the Sportsbook Agreement with ESPN or the divestiture of Barstool Sports; the occurrence of any event, change or other circumstances that could give rise to the right of one or both of the Company and ESPN to terminate the Sportsbook Agreement between the companies; liabilities, costs and fees in connection with the divestiture of Barstool Sports and the transition from the Barstool Sportsbook and other uses of intellectual property of Barstool Sports, including in the Company’s retail locations; the ability of the Company and ESPN to agree to extend the initial 10-year term of the Sportsbook Agreement on mutually satisfactory terms, if at all, and the costs and obligations of such terms if agreed; the outcome of any legal proceedings that may be instituted against the Company, ESPN or their respective directors, officers or employees; the ability of the Company or ESPN to retain and hire key personnel; the impact of new or changes in current laws, regulations, rules or other industry standards; and additional risks and uncertainties described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, subsequent Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, each as filed with the U.S. Securities and Exchange Commission. The Company does not intend to update publicly any forward-looking statements except as required by law. Considering these risks, uncertainties and assumptions, the forward-looking events discussed in this Form 10-Q may not occur.
ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
We are exposed to market risk from adverse changes in interest rates with respect to the short-term floating interest rates on borrowings under our Amended Credit Facilities. As of June 30, 2023, the Company’s Amended Credit Facilities had a gross outstanding balance of $1.5 billion, consisting of a $522.5 million Amended Term Loan A Facility and a $990.0 million Amended Term Loan B Facility. As of June 30, 2023, we have $976.6 million of available borrowing capacity under our Amended Revolving Credit Facility.
The table below provides information as of June 30, 2023 about our long-term debt obligations that are sensitive to changes in interest rates, including the notional amounts maturing during the twelve month period presented and the related weighted-average interest rates by maturity dates.

(dollars in millions)	7/1/23 - 6/30/24	7/1/24 - 6/30/25	7/1/25 - 6/30/26	7/1/26 - 6/30/27	7/1/27 - 6/30/28	Thereafter	Total	Fair Value
Fixed rate	$—	$—	$—	$400.0	$—	$—	$400.0	$375.5
Average interest rate				5.625%
Fixed rate	$—	$—	$—	$—	$—	$400.0	$400.0	$326.5
Average interest rate						4.125%
Fixed rate	$—	$—	$330.5	$—	$—	$—	$330.5	$406.9
Average interest rate			2.750%
Variable rate	$37.5	$37.5	$37.5	$450.0	$10.0	$940.0	$1,512.5	$1,501.1
Average interest rate (1)	5.387%	5.344%	5.321%	5.091%	5.968%	5.968%
(1)Estimated rate, reflective of forward SOFR as of June 30, 2023 plus the spread over SOFR applicable to variable-rate borrowing.
Foreign Currency Exchange Rate Risk
We are exposed to currency translation risk because the results of our international entities are reported in local currency, which we then translate to U.S. dollars for inclusion in our unaudited Consolidated Financial Statements. As a result, changes between the foreign exchange rates, in particular the Canadian dollar compared to the U.S. dollar, affect the amounts we record for our foreign assets, liabilities, revenues and expenses, and could have a negative effect on our financial results. The results of

theScore are reported in Canadian dollars, which we then translate to U.S. dollars for inclusion in our unaudited Consolidated Financial Statements. We do not currently enter into hedging arrangements to minimize the impact of foreign currency fluctuations on our operations. For the three and six months ended June 30, 2023, we incurred unrealized foreign currency translation adjustment gains of $36.4 million and $44.6 million, respectively, compared to unrealized foreign currency translation adjustment losses of $62.7 million and $26.9 million for the three and six months ended June 30, 2022, respectively, as reported in “Foreign currency translation adjustment during the period” within our unaudited Consolidated Statements of Comprehensive Income (Loss).
ITEM 4.CONTROLS AND PROCEDURES
The Company’s management, under the supervision and with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of June 30, 2023. Based on this evaluation, our principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2023 to ensure that information required to be disclosed by the Company in reports we file or submit under the Exchange Act is (i) recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the United States Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to the Company’s management, including the Company’s principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.
During the quarter ended June 30, 2023, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.    OTHER INFORMATION
ITEM 1.    LEGAL PROCEEDINGS
We are a party to a number of other pending legal proceedings. Management does not expect that the outcome of such proceedings, either individually or in the aggregate, will have a material effect on our financial position, results of operations or cash flows.
ITEM 1A.RISK FACTORS
We refer you to our 2022 Annual Report on Form 10-K for a discussion of the risk factors that affect our business and financial results. There have been no material changes to those risk factors, except as discussed below.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table presents the total number of shares of our common stock that we repurchased during the second quarter of 2023, the average price paid per share, the number of shares that we repurchased as part of our share repurchase program, and the approximate dollar value of shares that still could have been repurchased at the end of the applicable fiscal period pursuant to our share repurchase program:

(dollars in millions, except per share data)	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (2)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Program (2)
April 1, 2023 - April 30, 2023	562,625	$29.12	556,466	$83.1
May 1, 2023 - May 31, 2023	1,320,027	$25.65	1,318,427	$49.3
June 1, 2023 - June 30, 2023	1,918,954	$25.96	1,916,365	$749.5
Total	3,801,606	$26.32	3,791,258
(1)Includes 6,159, 1,600, and 2,589 shares withheld to pay taxes due upon the vesting of employee restricted stock for the months ended April 30, May 31, and June 30, 2023, respectively.
(2)On February 1, 2022, our Board of Directors authorized the February 2022 Authorization for the repurchase of up to $750.0 million of our common stock from time to time on the open market or in privately negotiated transactions. The February 2022 Authorization expires on January 31, 2025. On December 6, 2022, our Board of Directors authorized the December 2022 Authorization for the repurchase of an additional $750.0 million of our common stock from time to time on the open market or in privately negotiated transactions, which expires on December 31, 2025. During the three months ended June 30, 2023, we completed repurchasing the amount of shares authorized under the February 2022 Authorization and began using the December 2022 Authorization. Stock repurchases, if any, will be funded using our available liquidity. The timing and amount of stock repurchases will depend on a variety of factors, including market conditions as well as corporate and regulatory considerations. As of June 30, 2023, we have repurchased a total of 22,999,509 shares of our common stock at an average price of $32.64.
ITEM 5. OTHER INFORMATION
Rule 10b5-1 Trading Plans
During the three months ended June 30, 2023, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of the Company’s securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

ITEM 6. EXHIBITS

Exhibit
Number	Description of Exhibit

10.1
PENN Entertainment, Inc. 2022 Long Term Incentive Compensation Plan, as amended, is hereby incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 9, 2023. (SEC File No. 000-24206).

10.2
Form of Restricted Stock Unit Award Agreement (Stock-Settled) for the PENN Entertainment, Inc. 2022 Long Term Incentive Compensation Plan, as amended, is hereby incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-8 filed on June 16, 2023. (SEC File No. 333-272723).

10.3
Form of Restricted Stock Unit Award Agreement (Cash-Settled) for the PENN Entertainment, Inc. 2022 Long Term Incentive Compensation Plan, as amended, is hereby incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-8 filed on June 16, 2023. (SEC File No. 333-272723).

10.4
Form of Performance Unit Award Agreement (Stock-Settled) for the PENN Entertainment, Inc. 2022 Long Term Incentive Compensation Plan, as amended, is hereby incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-8 filed on June 16, 2023. (SEC File No. 333-272723).

10.5
Form of Restricted Stock Award Agreement for the PENN Entertainment, Inc. 2022 Long Term Incentive Compensation Plan, as amended, is hereby incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-8 filed on June 16, 2023. (SEC File No. 333-272723).

10.6
Form of Non-Qualified Stock Option Award Agreement for the PENN Entertainment, Inc. 2022 Long Term Incentive Compensation Plan, as amended, is hereby incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-8 filed on June 16, 2023. (SEC File No. 333-272723).

10.7
Form of Stock Appreciation Right Award Agreement for the PENN Entertainment, Inc. 2022 Long Term Incentive Compensation Plan, as amended, is hereby incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-8 filed on June 16, 2023. (SEC File No. 333-272723).

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

PENN ENTERTAINMENT, INC.
Dated:	August 9, 2023	By:	/s/ Christine LaBombard
Christine LaBombard
Senior Vice President and Chief Accounting Officer