Form 10-K
period 2023-12-31
PENN Entertainment, Inc.
filed 2024-02-22
CIK 921738

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
As of June 30, 2023, the aggregate market value of the voting common stock held by non-affiliates of the registrant was $3.5 billion. Such aggregate market value was computed by reference to the closing price of the common stock as reported on the NASDAQ Global Select Market on June 30, 2023. As of February 19, 2024, the number of shares of the registrant’s common stock outstanding was 152,422,514 (including 622,366 shares of a subsidiary of registrant which are exchangeable into registrant’s common stock).

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive 2024 proxy statement, anticipated to be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year, are incorporated by reference into Part III of this Form 10-K.

PENN ENTERTAINMENT, INC.

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS
This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are included throughout the document, including within “Item 1A. Risk Factors,” and relate to the business strategy, prospects and financial position of PENN Entertainment, Inc., together with its subsidiaries (“PENN,” the “Company,” “we,” “our,” or “us”). These statements can be identified by the use of forward-looking terminology such as “expects,” “believes,” “estimates,” “projects,” “intends,” “plans,” “goal,” “seeks,” “may,” “will,” “should,” or “anticipates” or the negative or other variations of these or similar words, or by discussions of future events, strategies or risks and uncertainties. Specifically, forward-looking statements include, but are not limited to, statements regarding: the Company’s anticipated share repurchases; the Company’s expectations of future results of operations and financial conditions, the assumptions provided regarding the guidance, including the scale and timing of the Company’s product and technology investments; the Company’s expectations regarding results, and the impact of competition, in retail/mobile/online sportsbooks, iCasino, social gaming, and retail operations; the Company’s development and launch of its Interactive segment’s products in new jurisdictions and enhancements to existing Interactive segment products, including the content for the ESPN BET and theScore Bet; the benefits of the Sportsbook Agreement between the Company and ESPN; the Company’s expectations regarding its Sportsbook Agreement with ESPN and the future success of its products; the Company’s expectations with respect to the integration and synergies related to the Company’s integration of theScore and the continued growth and monetization of the Company’s media business; the Company’s expectations with respect to the ongoing introduction and the potential benefits of the cashless, cardless and contactless (3C’s) technology; the Company’s development projects, including the prospective development projects; the Company’s ability to obtain financing for the development projects on attractive terms; the timing, cost and expected impact of planned capital expenditures on the Company’s results of operations; and the actions of regulatory, legislative, executive or judicial decisions at the federal, state, provincial or local level with regard to our business and the impact of any such actions.
Such statements are all subject to risks, uncertainties and changes in circumstances that could significantly affect the Company’s future financial results and business. Accordingly, the Company cautions that forward-looking statements contained herein are qualified by important factors that could cause actual results to differ materially from those reflected by such statements. Such factors include: the effects of economic and market conditions that could reduce discretionary spending, our ability to effectively compete in the global entertainment, sports content, and gaming industries, our ability to successfully acquire and integrate new properties and operations, our ability to maintain our gaming licenses and concessions and comply with applicable gaming law, win rates, changes in laws, including increased tax rates, regulations or accounting standards, third-party relations and approvals, risks associated with the collection and retention of data about our customers, employees, suppliers and business partners, and additional factors discussed in “Risk Factors.” In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this Form 10-K may not occur and actual results could differ materially from those anticipated or implied in the forward-looking statements. All forward-looking statements in this Form 10-K are based on information available to us as of the date hereof, such information may be limited or incomplete, and we assume no obligation to update any such forward-looking statements. These statements are inherently uncertain, and investors are cautioned not to unduly rely upon these statements. The following discussion should be read in conjunction with our consolidated financial statements and the accompanying notes contained in this Form 10-K.

PART I
ITEM 1.BUSINESS
Overview
PENN Entertainment, Inc., together with its subsidiaries (“PENN,” the “Company,” “we,” “our,” or “us”), is North America’s leading provider of integrated entertainment, sports content, and casino gaming experiences. As of December 31, 2023, PENN operated 43 properties in 20 states, online sports betting in 18 jurisdictions and iCasino in five jurisdictions, under a portfolio of well-recognized brands including Hollywood Casino®, L’Auberge®, ESPN BET™, and theScore Bet Sportsbook and Casino®. In August 2023, PENN entered into a transformative, exclusive long-term strategic alliance with ESPN, Inc. and ESPN Enterprises, Inc. (together, “ESPN”) relating to online sports betting within the United States. PENN’s ability to leverage the leading sports media brands in the United States (ESPN) and Canada (theScore) will position us to significantly expand our digital footprint and efficiently grow our customer ecosystem. This highly differentiated strategy, which is focused on organic cross-sell opportunities, is reinforced by our market-leading retail casinos, sports media assets, and technology, including a proprietary state-of-the-art, fully integrated digital sports and iCasino betting platform and an in-house iCasino content studio. PENN’s portfolio is further bolstered by our industry-leading PENN PlayTM customer loyalty program, which offers our over 29 million members a unique set of rewards and experiences across business channels.
Reportable Segments
We have five reportable segments: Northeast, South, West, Midwest, and Interactive. Our gaming and racing properties are grouped by geographic location, and each is viewed as an operating segment with the exception of our two properties in Jackpot, Nevada, which are viewed as one operating segment. We consider our combined Video Gaming Terminal (“VGT”) operations, by state, to be separate operating segments. Interactive includes all of our online sports betting, online casino/iCasino, and social gaming (collectively referred to as “online gaming”) operations, management of retail sports betting, media, and the operating results of Barstool Sports, Inc. (“Barstool” or “Barstool Sports”) subsequent to the Barstool Acquisition on February 17, 2023 and prior to the Barstool divestiture on August 8, 2023 (as defined and discussed in Note 6, “Acquisitions and Dispositions” in the notes to our Consolidated Financial Statements). See Note 18, “Segment Information” and Note 12, “Leases” in the notes to our Consolidated Financial Statements for further segment and lease structure information, respectively.
Retail Operations
As of December 31, 2023, we owned, managed, or had ownership interests in 43 gaming and racing properties in 20 states. In addition, we offer live sports betting at our properties in 13 states.
Operating Properties
The table below summarizes certain features of the properties owned, operated, or managed by us as of December 31, 2023, by reportable segment (all area and capacity metrics are approximate):

	Location	Real Estate Assets Lease or Ownership Structure	Type of Facility	Gaming Square Footage	Gaming Machines	Table Games (1)	Hotel Rooms
Northeast segment
Ameristar East Chicago (2)	East Chicago, IN	Pinnacle Master Lease	Dockside gaming	64,000	1,101	43	288
Hollywood Casino Bangor	Bangor, ME	AR PENN Master Lease	Land-based gaming/racing	31,750	666	14	152
Hollywood Casino at Charles Town Races (2)	Charles Town, WV	AR PENN Master Lease	Land-based gaming/racing	115,000	1,913	64	153
Hollywood Casino Columbus (2)(3)	Columbus, OH	2023 Master Lease	Land-based gaming	180,500	1,676	20	—
Hollywood Casino at Greektown (2)	Detroit, MI	Greektown Lease	Land-based gaming	100,000	2,162	63	400
Hollywood Casino Lawrenceburg (2)(4)	Lawrenceburg, IN	AR PENN Master Lease	Dockside gaming	149,500	1,295	47	463
Hollywood Casino Morgantown (2)(5)	Morgantown, PA	Morgantown Lease	Land-based gaming	81,000	717	26	—
Hollywood Casino at PENN National Race Course (2)	Grantville, PA	AR PENN Master Lease	Land-based gaming/racing	94,371	1,750	54	—
Hollywood Casino Perryville (2)(3)	Perryville, MD	2023 Master Lease	Land-based gaming	34,500	754	17	—
Hollywood Casino at The Meadows (2)(3)	Washington, PA	2023 Master Lease	Land-based gaming/racing	125,000	1,962	91	—
Hollywood Casino Toledo (2)(3)	Toledo, OH	2023 Master Lease	Land-based gaming	135,000	1,760	46	—
Hollywood Casino York (2)	York, PA	Operating Lease (not with REIT Landlord)	Land-based gaming	80,000	608	33	—
Hollywood Gaming at Dayton Raceway (2)	Dayton, OH	AR PENN Master Lease	Land-based gaming/racing	40,700	1,033	—	—

Hollywood Gaming at Mahoning Valley Race Course (2)	Youngstown, OH	AR PENN Master Lease	Land-based gaming/racing	54,000	1,032	—	—
Marquee by PENN (6)	Pennsylvania	N/A	Land-based gaming	N/A	150	—	—
Plainridge Park Casino (2)	Plainville, MA	Pinnacle Master Lease	Land-based gaming/racing	50,225	934	—	—

South segment
1st Jackpot Casino (2)	Tunica, MS	AR PENN Master Lease	Dockside gaming	46,535	687	9	—
Ameristar Vicksburg (2)	Vicksburg, MS	Pinnacle Master Lease	Dockside gaming	70,926	937	25	148
Boomtown Biloxi (2)	Biloxi, MS	AR PENN Master Lease	Dockside gaming	34,500	562	22	—
Boomtown Bossier City (2)	Bossier City, LA	Pinnacle Master Lease	Dockside gaming	30,000	644	12	187
Boomtown New Orleans (2)	New Orleans, LA	Pinnacle Master Lease	Dockside gaming	30,000	803	26	150
Hollywood Casino Gulf Coast (2)	Bay St. Louis, MS	AR PENN Master Lease	Land-based gaming	51,000	766	28	291
Hollywood Casino Tunica (2)	Tunica, MS	AR PENN Master Lease	Dockside gaming	54,000	781	10	494
L’Auberge Baton Rouge (2)	Baton Rouge, LA	Pinnacle Master Lease	Dockside gaming	71,500	962	54	205
L’Auberge Lake Charles (2)	Lake Charles, LA	Pinnacle Master Lease	Dockside gaming	71,200	1,250	85	995
Margaritaville Resort Casino (2)	Bossier City, LA	Margaritaville Lease	Dockside gaming	30,000	956	50	395

West segment
Ameristar Black Hawk (2)	Black Hawk, CO	Pinnacle Master Lease	Land-based gaming	56,000	883	39	536
Cactus Petes and Horseshu (2)	Jackpot, NV	Pinnacle Master Lease	Land-based gaming	29,000	642	14	416
M Resort Spa Casino (2)(3)	Henderson, NV	2023 Master Lease	Land-based gaming	96,000	959	37	390
Zia Park Casino	Hobbs, NM	AR PENN Master Lease	Land-based gaming/racing	18,000	713	—	154

Midwest segment
Ameristar Council Bluffs (2)(7)	Council Bluffs, IA	Pinnacle Master Lease	Dockside gaming	35,000	1,295	20	444
Argosy Casino Alton (2)(8)	Alton, IL	AR PENN Master Lease	Dockside gaming	23,000	503	9	—
Argosy Casino Riverside	Riverside, MO	AR PENN Master Lease	Dockside gaming	56,000	1,098	37	258
Hollywood Casino Aurora (2)(3)	Aurora, IL	2023 Master Lease	Dockside gaming	53,000	831	27	—
Hollywood Casino Joliet (2)(3)	Joliet, IL	2023 Master Lease	Dockside gaming	50,000	952	26	100
Hollywood Casino at Kansas Speedway (2)(9)	Kansas City, KS	Owned - joint venture	Land-based gaming	95,000	1,553	35	—
Hollywood Casino St. Louis	Maryland Heights, MO	AR PENN Master Lease	Dockside gaming	120,000	1,546	45	502
Prairie State Gaming (6)	Illinois	N/A	Land-based gaming	N/A	2,338	—	—
River City Casino	St. Louis, MO	Pinnacle Master Lease	Dockside gaming	90,000	1,620	44	200

Other
Freehold Raceway (10)	Freehold, NJ	Owned - joint venture	Standardbred racing	—	—	—	—
Retama Park Racetrack (11)	Selma, TX	None - Managed	Thoroughbred racing	—	—	—	—
Sam Houston Race Park	Houston, TX	Owned	Thoroughbred racing	—	—	—	—
Sanford-Orlando Kennel Club (12)	Longwood, FL	Owned	Simulcasting/restaurant	—	—	—	—
Valley Race Park (13)	Harlingen, TX	Owned	Greyhound racing	—	—	—	—
				2,546,207	42,794	1,172	7,321
(1)Excludes poker tables.
(2)Property offers a sportsbook for live sports betting.
(3)Property transferred to 2023 Master Lease (as defined in Note 12, “Leases,” in the notes to our Consolidated Financial Statements), effective January 1, 2023.
(4)Includes 168 rooms at our hotel and event center located less than a mile from the gaming facility.
(5)Upon termination of the Morgantown Lease, ownership of the constructed building and all tenant improvements will transfer from the Company to Gaming & Leisure Properties, Inc.
(6)VGT route operations.
(7)Includes 284 rooms operated by a third-party and located on land leased by us and subleased to such third-party.
(8)The riverboat is owned by us and not subject to the AR PENN Master Lease.
(9)Pursuant to a joint venture with NASCAR Holdings LLC.
(10)Pursuant to a joint venture with Greenwood Limited Jersey, Inc., a subsidiary of Greenwood Racing, Inc.
(11)Pursuant to a management contract with Retama Development Corporation.
(12)Simulcast racing operations.
(13)In March 2020 Valley Race Park closed due to COVID-19 and remains non-operational.

Northeast Segment
Ameristar East Chicago is located less than 25 miles from downtown Chicago, Illinois and offers guests a gaming and entertainment experience in the Chicago metropolitan area. In addition to gaming amenities, the property features a full-service hotel, a sportsbook for live sports betting, a fitness center, dining venues, and a lounge.
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
Hollywood Casino at Charles Town Races is located within approximately an hour drive of the Baltimore, Maryland and Washington, D.C. markets. In addition to a hotel, slot machines, table games, and poker tables, the property includes a sportsbook for live sports betting, as well as a variety of dining options. The complex also features live thoroughbred racing at a three-quarters mile all-weather lighted thoroughbred racetrack with a 3,000-seat grandstand and simulcast wagering.
Hollywood Casino Columbus is a Hollywood-themed casino located in Columbus, Ohio. It features slot machines, table games, poker tables, and a sportsbook for live sports betting, as well as multiple food and beverage outlets, and an entertainment lounge.
Hollywood Casino at Greektown is located in the Greektown district of Detroit, Michigan, and is one of four casino hotels in the Detroit-Windsor area. In addition to slot machines, table games, poker tables, and a sportsbook for live sports betting, the property features a 30-story hotel, several food and beverage options from casual to fine dining, as well as 10,000 square feet of convention and banquet space.
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
Hollywood Casino Morgantown is located less than an hour drive west of Philadelphia, Pennsylvania. The property features an outdoor gaming and entertainment area, a sportsbook for live sports betting, slot machines, table games, and multiple food and beverage outlets.
Hollywood Casino at PENN National Race Course is located 15 miles northeast of Harrisburg, Pennsylvania. This gaming facility also includes a variety of dining and entertainment options, as well as a sportsbook for live sports betting and a viewing area for live racing. The property includes a one-mile all-weather lighted thoroughbred racetrack and a seven-eighths mile turf track.
Hollywood Casino Perryville is a Hollywood-themed casino located near the Susquehanna River in Perryville, Maryland, approximately 45 miles east of Baltimore, Maryland. It features slot machines, table games, poker tables, and a sportsbook for live sports betting, as well as a variety of dining options.
Hollywood Casino at The Meadows is located in Washington, Pennsylvania, approximately 25 miles south of Pittsburgh, Pennsylvania. In addition to gaming amenities, the property offers a sportsbook for live sports betting, several dining options, as well as an event and banquet center, a simulcast betting parlor, a five-eighths mile harness racetrack and a bowling alley.
Hollywood Casino Toledo is a Hollywood-themed casino, located on the bank of the Maumee River in Toledo, Ohio. The property features slot machines, table games, poker tables, and a sportsbook for live sports betting, as well as multiple food and beverage outlets and an entertainment lounge.
Hollywood Casino York is a casino located within the York Galleria Mall, approximately an hour drive north of Baltimore, Maryland. It features slot machines, table games, and a sportsbook for live sports betting, as well as casual dining options.
Hollywood Gaming at Dayton Raceway is a Hollywood-themed casino and raceway located in Dayton, Ohio. It features video lottery terminals, a five-eighths mile standardbred racetrack, a sportsbook for live sports betting, as well as various restaurants and bars, amongst other amenities.

Hollywood Gaming at Mahoning Valley Race Course is a Hollywood-themed casino and raceway located in Youngstown, Ohio featuring video lottery terminals and a one-mile thoroughbred racetrack. The property also includes a sportsbook for live sports betting, various restaurants, and bars amongst other amenities.
Marquee by PENN is our licensed VGT route operator with a network of 28 truck stop establishments in Pennsylvania.
Plainridge Park Casino is located 20 miles southwest of the Boston beltway just off interstate 95 in Plainville, Massachusetts. In addition to gaming offerings and a sportsbook for live sports betting, Plainridge Park Casino features various restaurants and bars along with a five-eighths mile live harness racing facility with a two-story clubhouse for simulcast operations, special events, and live racing viewing.
South Segment
1st Jackpot Casino is the closest Tunica-area casino to downtown Memphis, Tennessee. It features slot machines, table games, a café, a sportsbook for live betting, and a live entertainment venue.
Ameristar Vicksburg, which is the largest dockside casino in central Mississippi, is located along the Mississippi River approximately 45 miles west of Mississippi’s largest city, Jackson. In addition to gaming amenities, the property features a hotel, multiple dining and bar facilities, 1,800 square feet of meeting and event space, a sportsbook for live sports betting, and an RV park.
Boomtown Biloxi, located in Biloxi Mississippi, offers slot machines, table games, poker tables, and a sportsbook for live sports betting, as well as two distinct dining options. The property also includes a recreational vehicle park and a 3,600 square foot event center and board room.
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
Hollywood Casino Gulf Coast is located in Bay St. Louis, Mississippi and features slot machines, table games, poker tables, and a sportsbook for live sports betting. The property also features a golf course, various dining options, an RV park, and a marina amongst other amenities. The waterfront hotel includes a 10,000 square foot ballroom and six separate meeting rooms offering more than 13,000 square feet of meeting space.
Hollywood Casino Tunica is a Hollywood-themed casino located less than 10 miles from Tunica County River Park. In addition to gaming offerings, it features a sportsbook for live sports betting, a hotel, a 123-space recreational vehicle park, various dining and bar options, and banquet and meeting facilities.
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
Margaritaville Resort Casino is one of the premier gaming, lodging, dining, and entertainment experiences in Northern Louisiana. The property provides an island-style theme and includes gaming amenities, a sportsbook for live sports betting, a 15,000 square foot 1,000-seat theater, and 9,500 square feet of meeting space.
West Segment
Ameristar Black Hawk is located in the center of the Black Hawk gaming district, approximately 40 miles west of Denver, Colorado. The resort features slot machines, table games, and a sportsbook for live sports betting. In addition to gaming amenities, the resort features a hotel, a full-service day spa, several dining outlets, a live entertainment bar, and 15,000 square feet of meeting and event space.
Cactus Petes and Horseshu (collectively, “the Jackpot Properties”) are located just south of the Idaho border in Jackpot, Nevada. The Jackpot Properties collectively feature two hotels, several dining options, a 4,000 seat amphitheater, a showroom, a live entertainment lounge, a sportsbook for live sports betting, and meeting and event facilities.
M Resort Spa Casino, located approximately ten miles from the Las Vegas strip in Henderson, Nevada, is situated at the southeast corner of Las Vegas Boulevard and St. Rose Parkway. The resort features slot machines, table games, and a sportsbook for live sports betting, as well as a hotel and a variety of dining and bar options. The property also features more than 60,000 square feet of meeting and conference space, a spa and fitness center, and a 100,000 square foot event center.
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
Argosy Casino Alton is located on the Mississippi River in Alton, Illinois, approximately 20 miles northeast of downtown St. Louis, Missouri. Argosy Casino Alton is a three-deck riverboat featuring slot machines, table games, and a sportsbook for live betting. Argosy Casino Alton includes an entertainment pavilion and features a deli, a sportsbook viewing lounge and a 475-seat main showroom.
Argosy Casino Riverside is located on the Missouri River, approximately five miles from downtown Kansas City. In addition to gaming amenities, this Mediterranean-themed property features a nine-story hotel, a spa, an entertainment facility featuring various food and beverage areas, a VIP lounge and a sports/entertainment lounge and 19,000 square feet of banquet/conference facilities.
Hollywood Casino Aurora is located in Aurora, Illinois, the second largest city in Illinois, approximately 35 miles west of Chicago. This single-level dockside casino offers guests gaming amenities, including a poker room and a sportsbook for live sports betting, and features multiple dining and bar options.
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
Hollywood Casino at Kansas Speedway, our 50% joint venture with NASCAR, is located in Kansas City, Kansas. It features slot machines, table games, poker tables, and a sportsbook for live sports betting, and offers a variety of dining and entertainment facilities and a meeting room.
Hollywood Casino St. Louis is located adjacent to the Missouri River directly off I-70 and approximately 22 miles northwest of downtown St. Louis, Missouri. The facility features slot machines, table games, poker tables, a hotel, and a variety of dining and entertainment venues.
Prairie State Gaming is our licensed VGT route operator in Illinois across a network of over 423 bar and/or retail gaming establishments in seven distinct geographic areas throughout Illinois.
River City Casino is located in the St. Louis, Missouri metropolitan area, just south of the confluence of the Mississippi River and the River des Peres in the south St. Louis community of Lemay, Missouri. River City Casino features a hotel, multiple dining outlets, an entertainment lounge, and over 10,000 square feet of conference space.
Interactive Operations
PENN Interactive operates our online gaming portfolio which includes: (i) ESPN BET, an online sportsbook operating in select U.S. jurisdictions; (ii) Hollywood Casino, an iCasino operating in select U.S. jurisdictions within the ESPN BET website and mobile application; (iii) theScore Bet, an online sportsbook and iCasino operating in Ontario, Canada; and (iv) PENN Game Studios, our in-house iCasino and social gaming content studio. ESPN BET, Hollywood Casino, and theScore Bet leverage PENN’s proprietary, state-of-the-art player account management and online gaming platform. In addition, PENN Interactive also operates our digital sports media business, theScore (defined below). As of the issuance date of this report, PENN Interactive operates online sportsbooks in 18 jurisdictions and iCasino in five jurisdictions throughout the U.S. and Canada.
Previously, PENN Interactive’s online gaming business included Barstool Sportsbook & Casino (“Barstool Sportsbook”), an online sportsbook and casino. On November 14, 2023, the Barstool Sportsbook brand was discontinued with PENN Interactive re-launching its U.S. online sportsbook product as ESPN BET and its U.S. iCasino product as Hollywood Casino.
In addition, PENN Interactive supports operations for retail sportsbooks across the Company’s portfolio of casinos, including, as of December 31, 2023, 30 retail sportsbooks located at the Company’s properties in Colorado, Illinois, Indiana, Iowa, Kansas, Louisiana, Maryland, Massachusetts, Michigan, Mississippi, Ohio, Pennsylvania, and West Virginia. As of January 2023, PENN Interactive also began providing retail sportsbook management services to select casino operators outside our Company’s portfolio.
Further, through PENN’s portfolio of properties, PENN Interactive has entered into multi-year agreements with other gaming operators for online sports betting and iCasino market access in several states. Pursuant to these agreements, as of December 31, 2023, such online sports betting and online casino operators have operations in Indiana, Louisiana, Massachusetts, Ohio, Pennsylvania, and West Virginia.
theScore. On October 19, 2021, we completed the acquisition of Score Media and Gaming, Inc. (“theScore”) for a purchase price of approximately $2.1 billion. The acquisition provided us with the technology, resources, and audience reach to accelerate our media and sports betting strategy across North America.
Barstool. PENN Entertainment, Inc., through a wholly-owned subsidiary, held a 36% equity interest in Barstool. Under this strategic relationship, Barstool exclusively promoted the Company’s sports betting and iCasino products, including the Barstool Sportsbook website and mobile application, as well as our retail gaming and racing properties to its national audience, and granted us the sole right to utilize the Barstool brand for all of our online and retail sports betting and iCasino products. On February 17, 2023, we completed the acquisition of all of the outstanding shares of common stock of Barstool not already owned by us for a cash consideration of approximately $315.3 million and the issuance of 2,442,809 shares of our common stock to certain former stockholders of Barstool. Upon the completion of the Barstool Acquisition, Barstool became an indirect wholly owned subsidiary of PENN.
In connection with PENN’s decision to rebrand our online sports betting business from Barstool Sportsbook to ESPN BET, we entered into a stock purchase agreement with David Portnoy on August 8, 2023 (the “Barstool SPA”). Pursuant to the Barstool SPA, PENN sold 100% of the outstanding shares of Barstool to David Portnoy in exchange for nominal cash consideration (one dollar) and certain non-compete and other restrictive covenants.
Other
Freehold Raceway. Through our joint venture in Pennwood Racing, Inc. (“Pennwood”), we own 50% of Freehold Raceway. The property features a one-half mile standardbred racetrack and a 118,000 square foot grandstand. In addition, through our Pennwood joint venture, we own 50% of a leased off-track wagering (“OTW”) facility in Toms River, New Jersey, and operate another OTW facility, which we constructed, in Gloucester Township, New Jersey.
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
Sam Houston Race Park and Valley Race Park. Sam Houston Race Park, which is located 15 miles northwest from downtown Houston, Texas along Beltway 8, hosts thoroughbred and quarter horse racing and offers daily simulcast operations, as well as hosts various special events, private parties, and meetings throughout the year. Valley Race Park is a 91,000 square foot property that previously conducted greyhound racing and simulcasting. Valley Race Park has not been open since March 2020. We acquired the remaining 50% of these properties, as well as a license for a racetrack in Manor, Texas, just outside of Austin, on August 1, 2021.
Sanford-Orlando Kennel Club. The facility and parking lot area is owned by the Company and operates a restaurant and offers year-round simulcast operations.

Triple Net Leases
The majority of the real estate assets (i.e., land and buildings) used in our operations are subject to triple net master leases, the most significant of which are with Gaming and Leisure Properties, Inc. (Nasdaq: GLPI) (“GLPI”), a real estate investment trust (“REIT”), and include the AR PENN Master Lease, 2023 Master Lease, PENN Master Lease (prior to January 1, 2023), and Pinnacle Master Lease (as such terms are defined below and collectively referred to as the “Master Leases”). As of December 31, 2023, in addition to the Master Leases, three individual gaming facilities used in our operations are subject to individual triple net leases. Under triple net leases, in addition to lease payments for the real estate assets, the Company is required to pay the following, among other things: (i) all facility maintenance; (ii) all insurance required in connection with the leased properties and the business conducted on the leased properties; (iii) taxes levied on or with respect to the leased properties (other than taxes on the income of the lessor); (iv) all tenant capital improvements; and (v) all utilities and other services necessary or appropriate for the leased properties and the business conducted on the leased properties.
The following summaries of the Master Leases are qualified in their entirety by reference to either the AR PENN Master Lease, the 2023 Master Lease, PENN Master Lease (prior to January 1, 2023), or the Pinnacle Master Lease, as applicable, all of which are incorporated by reference in the exhibits to this Annual Report on Form 10-K.
AR PENN Master Lease
Prior to the effective date of the AR PENN Master Lease (as defined and discussed below), the Company leased real estate assets associated with 19 of the gaming facilities used in its operations via a triple net master lease with GLPI (the “PENN Master Lease”), which became effective November 1, 2013. The PENN Master Lease had an initial term of 15 years with four subsequent five-year renewal periods on the same terms and conditions, exercisable at the Company’s option.
On February 21, 2023, the Company and GLPI entered into an agreement to amend and restate the PENN Master Lease (the “AR PENN Master Lease”), effective January 1, 2023, to (i) remove the land and buildings for Hollywood Casino Aurora (“Aurora”), Hollywood Casino Joliet (“Joliet”), Hollywood Casino Columbus (“Columbus”), Hollywood Casino Toledo (“Toledo”) and the M Resort Spa Casino (“M Resort”), and (ii) make associated adjustments to the rent after which the initial rent in the AR PENN Master Lease was reset to $284.1 million, consisting of $208.2 million of building base rent, $43.0 million of land base rent and $32.9 million of percentage rent (as such terms are defined in the AR PENN Master Lease). Subsequent to the execution of the AR PENN Master Lease, the lease contains real estate assets associated with 14 of the Company’s gaming facilities used in its operations. The current term of the AR PENN Master Lease expires on October 31, 2033 and thereafter contains three renewal terms of five years each on the same terms and conditions, exercisable at the Company’s option. The AR PENN Master Lease along with the 2023 Master Lease (as defined and discussed below) are cross-defaulted, cross-collateralized, and coterminous, and subject to a parent guarantee. See Note 12, “Leases” in the notes to our Consolidated Financial Statements for further discussion.
2023 Master Lease
Concurrent with the execution of the AR PENN Master Lease, the Company and GLPI entered into a new triple net master lease (the “2023 Master Lease”), effective January 1, 2023, specific to the property associated with Aurora, Joliet, Columbus, Toledo, M Resort, Hollywood Casino at The Meadows (“Meadows”), and Hollywood Casino Perryville (“Perryville”) and a master development agreement (the “Master Development Agreement”). The 2023 Master Lease has an initial term through October 31, 2033 with three subsequent five-year renewal periods on the same terms and conditions, exercisable at the Company’s option. The 2023 Master Lease terminated the individual triple net leases associated with Meadows and Perryville. The 2023 Master Lease and AR PENN Master Lease are cross-defaulted, cross-collateralized, and coterminous, and subject to a parent guarantee. See Note 12, “Leases” in the notes to our Consolidated Financial Statements for further discussion.
Pinnacle Master Lease
In connection with the acquisition of Pinnacle Entertainment, Inc. (“Pinnacle”), on October 15, 2018, the Company assumed a triple net master lease with GLPI (the “Pinnacle Master Lease”), originally effective April 28, 2016, pursuant to which the Company leases real estate assets associated with 12 of the gaming facilities used in its operations. Upon assumption of the Pinnacle Master Lease, as amended, there were 7.5 years remaining of the initial ten-year term, with five subsequent, five-year renewal periods, on the same terms and conditions, exercisable at the Company’s option. Furthermore, in conjunction with the acquisition of Pinnacle, GLPI acquired the real estate assets associated with Plainridge Park Casino and leased back such assets to the Company pursuant to an amendment to the Pinnacle Master Lease. See Note 12, “Leases” in the notes to our Consolidated Financial Statements for further discussion.

Other triple net leases with REIT landlords
The Company has a triple net lease with GLPI for the land underlying the Hollywood Casino Morgantown property. Prior to the execution of the 2023 Master Lease, the Company also had triple net leases with GLPI for the real estate assets associated with the Meadows and Perryville properties. Prior to the sale of PENN’s outstanding equity interest in Tropicana Las Vegas Hotel and Casino, Inc. (“Tropicana”) on September 26, 2022, the Company had a triple net lease with GLPI for the real estate assets associated with the Tropicana property. See Note 12, “Leases” in the notes to our Consolidated Financial Statements for further discussion.
The Company has triple net leases with VICI Properties, Inc. (NYSE: VICI) (“VICI”) for the real estate assets associated with the Margaritaville Resort Casino and Hollywood Casino at Greektown properties. See Note 12, “Leases” in the notes to our Consolidated Financial Statements for further discussion.
Trademarks
We own a number of trademarks and service marks registered or pending registration with the U.S. Patent and Trademark Office (“USPTO”), the Canadian Intellectual Property Office (“CIPO”), and/or other intellectual property organizations in the European Union, the United Kingdom, and other countries around the world, including but not limited to, “Ameristar®,” “Argosy®,” “Boomtown®,” “Hollywood Casino®,” “Hollywood Gaming®,” “L’Auberge®,” “M Resort®,” and “PENN PlayTM” among other trademarks. Upon completion of the acquisition of theScore in October 2021, we acquired theScore’s registered trademarks and service marks, including but not limited to, “theScore®,” “theScore Bet®,” and “theScore esports®” among other trademarks. We believe that our rights to our trademarks are well-established and have competitive value to our properties and businesses. We also have a number of trademark applications pending with the USPTO, CIP, and the World Intellectual Property Organization.
Among others, we have a licensing agreement with a third-party to use the “Margaritaville” trademark in connection with the operations of Margaritaville in Bossier City, Louisiana. As of August 8, 2023, we have a licensing agreement with ESPN, Inc. to use the “ESPN BET™” and related trademarks in connection with the operations of our online sports betting products within the United States.
Competition
The gaming, media, and entertainment industries are characterized by an increasingly high degree of competition among a large number of participants. We compete with a variety of gaming operations, including casinos and hotel casinos of varying quality and size and other gaming options such as state and province-sponsored internet lotteries, sweepstakes, charitable gaming, video gaming terminals at bars, restaurants, taverns and truck stops, illegal slot machines and skill games, fantasy sports and third-party internet or mobile-based gaming platforms, including both legal and illegal iCasino and sports betting operations. More generally, both our retail and interactive gaming operations face competition from all manner of leisure and entertainment activities, including shopping, athletic events, television and movies, concerts, and travel. Competition is discussed in further detail within “Item 1A. Risk Factors” of this Annual Report on Form 10-K and a discussion of the impact of competition on our results of operations, and cash flows is included within “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report on Form 10-K.
Seasonality
Our operations are subject to seasonality, including seasonality based on the weather in the region in which the properties operate and the travel habits of visitors. Business at our properties can also fluctuate due to specific holidays or other significant events, particularly when a holiday falls in a different quarter than the prior year, city-wide conventions, large sporting events or concerts, or visits by our premium players. We also believe that any seasonality, holiday, or other significant event may affect our various properties or regions differently. We may also experience seasonality with retail and online sports betting which coincides with certain sporting events, as well as seasons of professional sports teams.
Government Regulation and Gaming Issues
The gaming and racing industries are highly regulated, and we must maintain our licenses and pay gaming taxes to continue our operations. Our online gaming operations and each of our properties are subject to extensive regulation under the laws, rules, and regulations of the jurisdictions where we operate. These laws, rules, and regulations generally concern the responsibility, financial stability, and character of the owners, managers, and persons with financial interests in the gaming operations. Violations of laws or regulations in one jurisdiction could result in disciplinary action in other jurisdictions. For a more detailed description of the statutes and regulations to which we are subject, see Exhibit 99.1, “Description of Government Regulations” to this Annual Report on Form 10-K, which is incorporated herein by reference.
Our businesses are subject to various international, federal, state, provincial, and local laws and regulations in addition to gaming regulations. These laws and regulations include, but are not limited to, restrictions and conditions concerning alcoholic beverages, environmental matters, employees, health care, currency transactions, taxation, zoning and building codes, data privacy, anti-money laundering, and marketing and advertising. Such laws and regulations could change or could be interpreted differently in the future, or new laws and regulations could be enacted. Material changes, new laws or regulations, or material differences in interpretations by courts or governmental authorities could adversely affect our financial condition, results of operations and cash flows.
Employees and Human Capital Resources
The Company’s key human capital management objectives are to attract, retain, and develop diverse and high-quality talent. Our commitment to an equal-opportunity and respectful workplace characterized by both diversity and inclusion, in which everyone feels valued, respected, and supported, is a factor driving our success. Our talent and development programs are designed to develop, support and maintain talent succession pipelines in preparation for key roles and leadership positions; recognize, reward and support our team members through competitive pay and wellness programs; enhance the Company’s philanthropic culture by encouraging participation and championing programs in the communities in which we work and live; and invest in technology and resources to provide our team members with the most efficient tools to perform their jobs.
Some of the key programs and initiatives developed to attract, develop, engage, and retain diverse and high-quality talent include:
•Executive and High Potential Talent Review Process to include team members who completed an internal development program
•LEAP Program (Leadership Excellence at PENN, intern program)
•Emerging Leader Program
•Early Career Leadership Academy (0 to 2 years experience leading others) and Mid-Career Leadership Academy (over 3 years experience leading others)
•Cohort Programs (Gaming, Hospitality, Human Resources)
•PENN Women
•Learning Central, a catalog of self-paced development opportunities covering a wide range of topics
•Diversity and Veteran Recruitment Initiatives
•AwardCo Recognition Program and Property Engagement Committees

Through the dedicated efforts of our corporate, interactive, and property leadership teams, our charitable Foundation and the PENN Diversity Council, we launched or expanded a number of initiatives in 2023 focused on improving the lives of our team members, their families, and those in need in our communities.
In 2023, our diversity training initiatives continued with the roll out of Level Two for all leaders of people, approximately 3,700 people across the Company. The training was broken into two separate sessions:
•Session I: Building and Developing a Diverse Workforce
•Session II: Sexual Harassment and Respectful Workplace

The Board of Directors and Senior Leadership Team set a goal of 90% participation by December 31, 2023. As of December 31, 2023, 99% completed Session I and 97% completed Session II. Survey results were strong with an average of 97% replying favorably to applying new knowledge and 9.3/10 would recommend the training.
Highlights from last year’s efforts include the expansion of our $4 million STEM Scholarship Fund and internship program which now has six Historically Black Colleges and Universities (HBCUs) in the program. Our commitment continued in dedicating more than $4 million to fund STEM scholarships with HBCUs in states where we operate, as well as creating internship opportunities at the Company. This year, 31% of our LEAP interns were from an HBCU and 72% were diverse and/or female.
In addition, we piloted a structured mentoring program in October for approximately 200 team members. Participants include Emerging Leader graduates, high potential talent, new leaders, and executives. As of December 31, 2023, there are 154 established partnerships logging just over 300 hours of mentoring activities. In 2024, we aim to scale the program. We also continued our annual $1 Million Diversity Scholarship Program for the children of team members. In 2023, there were 52 recipients with 57% of them being first generation college bound students. The application process for the 2024-2025 school year will kick-off in early 2024.
As of December 31, 2023, we had approximately 23,333 full-time and part-time employees. We had 35 collective bargaining agreements covering approximately 4,180 active employees. Twelve collective bargaining agreements are scheduled to expire in 2024. Although we believe that we have good employee relations, there can be no assurance that we will be able to extend or enter into replacement agreements. If we are able to extend or enter into replacement agreements, there can be no assurance as to whether the terms will be on comparable terms to the existing agreements.
ITEM 1A.RISK FACTORS
You should be aware that the occurrence of any of the events described in this section and elsewhere in this report or in any other of our filings with the SEC could have a material adverse effect on our business, financial position, results of operations, and cash flows. In evaluating us, you should consider carefully, among other things, the risks described below.
Summary of Risk Factors
The following is a summary of the principal risks that could adversely affect our business, operations, and financial results.
Risks Related to Our Business, Industry and Market Conditions
•Our business is sensitive to reductions in discretionary consumer spending because of downturns in the economy and other factors outside of our control.
•Intense competition exists in the gaming, media, and entertainment industries, and we expect competition to continue to intensify.
•Our results of operations may fluctuate due to seasonality and other factors and, therefore, our periodic operating results will not be guarantees of future performance.
•Shareholder activists could cause a disruption to our business.

Risks Related to Our Operations
•We have certain retail properties that generate a significant percentage of our revenues and our ability to meet our operating and debt service requirements is dependent, in part, upon the continued success of these properties.
•A significant portion of our cash flow from operations is used to make interest payments and rent payments under our debt and lease agreements.
•We may require additional capital to support our growth plans, and such capital may not be available on terms acceptable to us, if at all.
•Most of our facilities are leased and could experience risks associated with leased property.
•We are subject to risks and costs related to climate change regulations and greenhouse gas effects.
•Investors’ and other stakeholders’ expectations of our performance relating to environmental, social, and governance factors may impose additional costs and expose us to new risks.
•Our management agreements and/or leases with third parties and local governments may not be renewed.
•There can be no assurance that we will be able to compete effectively or generate sufficient returns on our recently expanded sports betting and iCasino operations, including ESPN BET.
•Our operations and their success are largely dependent on the skill and experience of management and key personnel.
•Our business is dependent on our ability to attract and retain talented team members.
•We face risks related to collective bargaining activity and strikes.
•We face the risk of fraud, theft, and cheating.
•We rely on, among other things, copyrights, trademarks, trade secrets, confidentiality procedures, and contractual provisions to protect our intellectual property rights and we may be unable to protect or may not be successful in protecting our intellectual property rights.
•Our commercial success depends upon us avoiding the infringement of intellectual property rights owned by others.
•Our technology contains third-party open source software components.
•We may face disruption and other difficulties in integrating and managing acquired operations or other initiatives we have recently acquired, may develop, or may acquire in the future.
•We lease facilities that are located in areas that experience extreme weather conditions, which may increase in frequency and severity as a result of climate change.
•We rely on third parties to provide services that are essential to the operation of our online sports betting and iCasino business, including geolocation, identity and age verification, payment processing, and sports data.
•Our growth will depend, in part, on the success of our strategic relationships with third parties.

•We are reliant on our partnership with ESPN, and our failure to maintain that relationship could negatively impact our business, reputation, and strategic goals.
•The growth of our Interactive segment will depend on our ability to attract and retain users and require investments in our online offerings, technology, and strategic marketing initiatives.
•Participation in the sports betting industry exposes us to trading, liability management, and pricing risk.
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
•The success, including win or hold rates, of existing or future retail, sports betting, and iCasino products depends on a variety of factors and is not completely controlled by us.
•We face a number of challenges prior to opening new or upgraded gaming properties, launching iCasinos and sports betting in new jurisdictions, or launching new iCasino or sports betting offerings.

Risks Related to our Information Systems and Technology
•If our third-party mobile application distribution platforms or service providers do not perform adequately or terminate their relationships with us, our costs may increase.
•If internet and other technology-based service providers experience service interruptions, our ability to conduct our business may be impaired.
•We rely on third party cloud infrastructure services to deliver our offerings to users.
•Our information technology and other systems are subject to cybersecurity risk, including misappropriation of employee information, customer information or other breaches of information security.

Legal and Regulatory Risk Factors
•We are or may become involved in legal proceedings and no assurance can be provided as to the outcome of these matters.
•We face extensive regulation from gaming regulatory authorities.
•We are subject to certain federal, state, provincial, and other regulations.
•State and local smoking restrictions have and may continue to negatively affect our business.
•Changes to consumer privacy laws could adversely affect our ability to market our products effectively and may require us to change our business practices or expend significant amounts on compliance with such laws.
•We are subject to environmental laws and potential exposure to environmental liabilities.
•We may experience material increases to our taxes or the adoption of new taxes or the authorization of new or increased forms of gaming.

The summary risk factors described above should be read together with the text of the full risk factors below and in the other information set forth in this Annual Report, including our consolidated financial statements and the related notes, as well as in other documents that we file with the SEC. If any such risks and uncertainties actually occur, our business, prospects, financial condition, and results of operations could be materially and adversely affected. The risks summarized above or described in full below are not the only risks that we face. Additional risks and uncertainties not currently known to us, or that we currently deem to be immaterial may also materially adversely affect our business, prospects, financial condition, and results of operations.
Risks Related to Our Business, Industry, and Market Conditions
Our business is sensitive to reductions in discretionary consumer spending because of downturns in the economy and other factors outside of our control.
Our business is particularly sensitive to downturns in the economy and the associated impact on discretionary spending on leisure activities. As a regional operator, our in-person customers are predominately local, so we compete for more day-to-day discretionary spending as compared with destination spending. Decreases in discretionary consumer spending or consumer preferences brought about by factors such as perceived or actual general economic conditions, effects of declines in consumer confidence in the economy, any future employment or credit crisis, the impact of high and prolonged inflation, particularly with respect to housing, energy, and food costs, the increased cost of travel, decreased disposable consumer income and wealth, fears of war and future acts of terrorism, or widespread illnesses or epidemics can have a material adverse effect on discretionary spending and other areas of economic behavior that directly impact the gaming and entertainment industries in general and could further reduce customer demand for the products and amenities that we offer, which may negatively impact our revenues and operating cash flow.
The closing of our properties due to the COVID-19 pandemic caused significant disruptions to our ability to generate revenues, profitability, and cash flows and had a material adverse impact on our financial condition, results of operations, and cash flows. While all our properties are currently open, there remains continuing logistical challenges faced by the entire gaming industry resulting from COVID-19-related labor shortages and supply chain disruptions. Future disruptions, as well as significant negative economic trends, due to the COVID-19 pandemic or other widespread illnesses or epidemics, may adversely impact our business, prospects, financial condition, and results of operations.
Intense competition exists in the gaming, media, and entertainment industries, and we expect competition to continue to intensify.
The gaming, media, and entertainment industries are characterized by an increasingly high degree of competition among a large number of participants. We compete with a variety of gaming operations, including casinos and hotel casinos of varying quality and size and other gaming options such as state and province-sponsored internet lotteries, sweepstakes, charitable gaming, video gaming terminals at bars, restaurants, taverns and truck stops, illegal slot machines and skill games, fantasy sports and third-party internet or mobile-based gaming platforms, including both legal and illegal iCasino and sports betting operations. More generally, both our retail and interactive gaming operations face competition from all manner of leisure and entertainment activities, including shopping, athletic events, television and movies, concerts, and travel.
We and our competitors have invested in expanding existing facilities, developing new facilities, and acquiring established facilities in existing markets. This expansion of existing casino entertainment properties, the increase in the number of properties and aggressive marketing strategies by many of our competitors have increased competition in many markets in which we compete, and this intense competition can be expected to continue. As competing properties and new markets open, our business, prospects, financial condition, and results of operations may be negatively impacted.
Increased competition may require us to make substantial capital expenditures to maintain and enhance the competitive positions of our properties, including making expenditures to increase the attractiveness and add to the appeal of our facilities, increasing the manner and frequency in which we refresh, refurbish or replace fixtures, equipment and gaming offerings. After satisfying our obligations under our outstanding indebtedness and Triple Net Leases (as defined below), there can be no assurance that we will have sufficient funds to undertake these expenditures or that we will be able to obtain sufficient financing to fund such expenditures. If we are unable to make such expenditures, our competitive position could be materially adversely affected.
Similarly, there is intense competition among iCasino and online sports betting providers. Such competitors may spend more money and time on developing and testing products and services, undertake more extensive marketing campaigns, adopt more aggressive pricing or promotional policies or otherwise develop more commercially successful products or services than ours, which could negatively impact our business. There has also been considerable consolidation among competitors in the interactive gaming sectors and such consolidation and future consolidation could result in the formation of larger competitors with increased financial resources and altered cost structures, which may enable them to offer more competitive products, gain a larger market share, expand offerings, and broaden their geographic scope of operations. If we are not able to maintain or improve our market share, or if our offerings do not continue to be popular, our Interactive segment’s business, prospects, financial condition, and results of operations could suffer.
Our results of operations may fluctuate due to seasonality and other factors and, therefore, our periodic operating results will not be guarantees of future performance.
Our online sportsbook, retail sportsbook, and core retail business operations may fluctuate due to seasonal trends and other factors. A majority of our current sports betting revenue occurs in the fourth quarter. This seasonality may cause decreases in our future revenues during the applicable off-seasons. In addition, certain individuals or teams advancing or failing to advance and their scores and other results within specific tournaments, games or events may impact our financial performance. Our retail gaming operations are also subject to seasonality, including seasonality based on the weather in the markets in which they operate, specific holidays, or other significant events.
The operations of our properties are subject to disruptions or reduced patronage as a result of severe weather conditions, natural disasters, acts or threats of terrorism, concerns about widespread illnesses or epidemics, including COVID-19, and other casualty events, such as hurricanes or tornados. We maintain significant property insurance, including business interruption coverage, for these types of casualty events; however, if any such events occur, there can be no assurances that we will be fully or promptly compensated, if at all, for losses at any of our properties in the event of future inclement weather or casualty events or from the closings of our properties due to widespread illnesses or epidemics. In addition, the occurrence of such an event may adversely impact general economic or other conditions in the areas in which our properties are located or from which they draw their patrons, and our business, prospects, financial condition, and results of operations could be materially adversely affected.
Shareholder activists could cause a disruption to our business.
An activist investor has indicated disagreement with our strategic direction and capital allocation policies and may seek representation on our Board of Directors. Our business, operating results and financial condition could be adversely affected and may result in, among other things: (a) increased operating costs, including increased legal expenses, insurance, administrative expenses and associated costs incurred in connection with director election contests; (b) uncertainties as to our future direction, which could result in the loss of potential business opportunities and could make it more difficult to attract, retain, or motivate qualified personnel, and strain relationships with investors and customers; and (c) reduction or delay in our ability to effectively execute our current business strategy and to implement new strategies.
Risks Related to our Operations
We generate a material percentage of our revenues from certain geographic regions and our ability to meet our operating and debt service requirements is dependent, in part, upon the continued success of these regions.
For the year ended December 31, 2023, we generated 13.8%, 13.6%, and 9.7% of our revenues from our retail properties within the states of Louisiana, Ohio, and Missouri, respectively. As a result, we are subject to a greater degree of risk than a gaming company with more regional diversification as our results will be dependent on the regional economies and competitive landscapes in these specific markets. Our ability to meet our operating and debt service requirements is thus dependent, in part, upon the continued success of our properties in these key regions. The risks to which we have a greater degree of exposure include changes in local economic and competitive conditions; changes in local and state governmental laws and regulations, including gaming laws and regulations, and the way in which those laws and regulations are applied; natural and other disasters, including the potential effects of climate change such as severe storms, hurricanes, typhoons, rising sea levels, severe drought, or the outbreak of infectious diseases; an increase in the cost of maintaining our properties in these areas; a decline in the number of visitors to locations in such regions; and a decrease in gaming and non-gaming activities at our properties in such regions. Any of these factors could negatively affect our business, prospects, financial condition, results of operations, and ability to generate sufficient cash flow to meet our operating and debt service requirements.
A significant portion of our cash flow from operations is used to make interest payments and rent payments under our debt and lease agreements.
As of December 31, 2023, we had indebtedness of $2.8 billion, including $1.5 billion outstanding under our Amended Credit Facilities. We are also required to utilize a significant portion of our cash flow from operations to make our rent payments, which were $937.8 million for the year ended December 31, 2023, pursuant to and subject to the terms and conditions of our Master Leases and Morgantown Lease, each with GLPI, and our Margaritaville Lease and Greektown Lease with VICI (as defined previously, collectively, our “Triple Net Leases”). As a result of these commitments under our Triple Net Leases, our ability to fund our own operations or development projects, raise capital, make acquisitions and otherwise respond to competitive and economic changes may be adversely affected. Further, our obligations under the Triple Net Leases may make it more difficult for us to satisfy our obligations with respect to our indebtedness and to obtain additional indebtedness and restrict our ability to raise capital, make acquisitions, divestitures, and engage in other significant transactions. Any of the aforementioned factors could have a material adverse effect on our business, financial condition, results of operations, and cash flows.
There is no assurance that our business will generate sufficient cash flow from operations or that future borrowings will be available to us under our Amended Credit Facilities in amounts sufficient to enable us to fund our liquidity needs, including with respect to our indebtedness and rent payments. Our variable rate borrowings expose us to interest rate volatility, which could cause our debt service obligations to increase significantly. We also may incur indebtedness related to properties we develop or acquire in the future prior to generating cash flow from those properties. If those properties do not provide us with cash flow to service that indebtedness, we will need to rely on cash flow from our other properties, which would increase our leverage. In addition, if we consummate significant acquisitions in the future, our cash requirements may increase significantly.

We may require additional capital to support our growth plans, and such capital may not be available on terms acceptable to us, if at all.
We may finance some of our current and future expansion, development and renovation projects and acquisitions with cash flow from operations, borrowings under our Amended Credit Facilities and equity or debt financings. For more information regarding our future development projects, see “Recent Acquisitions, Development Projects and Other” in the “Executive Overview” within our Management’s Discussion and Analysis. If we are unable to finance our current or future projects, we could have to seek alternative financing. Depending on credit market conditions, including the current high interest rate environment, alternative sources of funds may not be sufficient to finance our expansion, development and/or renovation, or such other financing may not be available on acceptable terms, in a timely manner or at all. In addition, our existing indebtedness contains restrictions on our ability to incur additional indebtedness. If we are unable to secure additional financing, we could be forced to limit or suspend expansion, development and renovation projects and acquisitions, which may adversely affect our business, prospects, financial condition, results of operations, and cash flows.
The capacity under our Amended Revolving Credit Facility is $1.0 billion, of which $978.3 million is available as of December 31, 2023. Our Amended Revolving Credit Facility expires in 2027. There is no certainty that our lenders will continue to remain solvent or fund their respective obligations under our Amended Credit Facilities. Events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, transactional counterparties or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future lead to market-wide liquidity problems. Although we assess our banking and customer relationships as we believe necessary or appropriate, our access to funding sources and other credit arrangements in amounts adequate to finance or capitalize our current and projected future business operations could be significantly impaired by factors that affect us, the financial services industry or economy in general.
Most of our facilities are leased and could experience risks associated with leased property.
We lease 36 of the facilities we operate pursuant to the Triple Net Leases. Termination of the PENN Master Lease, the 2023 Master Lease, Pinnacle Master Lease, or Morgantown Lease could result in a default under our debt agreements and could have a material adverse effect on our financial condition, results of operations, and cash flows. Moreover, as a lessee, we do not completely control the land and improvements underlying our operations, and our landlords under the Triple Net Leases could take certain actions to disrupt our rights in the facilities leased under the Triple Net Leases that are beyond our control. In addition, should some of our leased facilities prove to be unprofitable, we could remain obligated for lease payments and other obligations under the Triple Net Leases even if we decide to withdraw from those locations. Further, there can also be no assurance that we will be able to comply with our obligations under the Triple Net Leases in the future or that our landlords will be able to comply with their obligations under the Triple Net Leases with us.
We are subject to risks and costs related to climate change regulations and greenhouse gas effects.
There is a growing consensus that greenhouse gas (“GHG”) emissions continue to alter the composition of the global atmosphere in ways that are affecting, and are expected to continue affecting, the global climate. We may become subject to legislation and regulation regarding climate change, and compliance with any new rules could be difficult, burdensome, and costly. Concerned parties, such as legislators and regulators, stockholders, and nongovernmental organizations, as well as companies in many business sectors, are considering ways to reduce GHG emissions. Many states have announced or adopted programs to stabilize and reduce GHG emissions and, in the past, federal legislation has been proposed in Congress. If such legislation is enacted, we could incur increased energy, environmental and other costs, and capital expenditures to comply with the limitations. Unless and until legislation is enacted and its terms are known, we cannot reasonably or reliably estimate its impact on our business, financial condition, results of operations, or ability to compete. Further, regulation of GHG emissions may limit our customers’ ability to travel to our properties (e.g. as a result of increased fuel costs or restrictions on transport-related emissions).
Investors’ and other stakeholders’ expectations of our performance relating to environmental, social, and governance factors may impose additional costs and expose us to new risks.
There is an increasing focus from certain investors, customers, partners, employees, other stakeholders, governments, and regulators concerning environmental, social, and governance matters (“ESG”). For example, various policymakers, such as the SEC and the State of California, have adopted, or are considering adopting rules or laws to require companies to provide significantly expanded climate-related disclosures, which may require us to incur significant additional costs to comply, including the implementation of significant additional internal controls processes and procedures regarding matters that have not been subject to such controls in the past, and impose increased oversight obligations on our management and board of directors. Additionally, some investors may use these non-financial performance factors to guide their investment strategies and, in some cases, may choose not to invest in us if they believe our policies and actions relating to ESG are inadequate. We may face reputational damage in the event that we do not meet the ESG standards set by various constituencies.
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
Our management agreements and/or leases with third parties and local governments may not be renewed or the terms of a renewal may require significant fees or capital expenditure commitments.
Our operations in several jurisdictions depend on land leases and/or management and development agreements with third parties and local governments. If we, or if GLPI or VICI, in the case of leases pursuant to which we are the sub-lessee, are unable to renew these leases and agreements on satisfactory terms as they expire or if disputes arise regarding the terms of these agreements, our business may be disrupted and, in the event of disruptions in multiple jurisdictions, could have a material adverse effect on our business, financial condition, results of operations, and cash flows. We may also be required to pay higher fees and/or incur additional capital expenditures to renew management agreements with third parties and local governments in our existing jurisdictions, or incur higher fees and/or capital expenditures than forecasted in connection with new management agreements with third parties and local governments as we expand into new jurisdictions.
There can be no assurance that we will be able to compete effectively or generate sufficient returns on our recently expanded sports betting and iCasino operations, including the launch of ESPN BET.
Certain of the jurisdictions in which we operate have legalized intra-state sports wagering and have established extensive state licensing and regulatory requirements governing any such intra-state sports wagering. As of December 31, 2023, we have launched the ESPN BET app in 17 states, and we expect to launch our ESPN BET app in additional states throughout 2024. Our sports betting and iCasino operations compete, and will continue to compete, in a rapidly evolving and highly competitive market against an increasing number of competitors.
Additionally, and as described in more detail below, we have entered into agreements with other online sports betting and iCasino operators and may enter into additional agreements with strategic partners and other third-party vendors to provide market access in certain jurisdictions. In addition, there can be no assurance that the ESPN BET audience will engage in sports betting and iCasino products to the extent that we expect. Further, the success of our proposed sports betting and iCasino operations is dependent on a number of additional factors, many of which are beyond our control, including the ultimate tax rates and license fees charged by jurisdictions across the United States and Canada; our ability to gain market share in a new market; the timeliness and the technological and popular viability of our products; our ability to compete with new entrants in the market; changes in consumer demographics and public tastes and preferences; cancellations and delays in sporting seasons and sporting matches as a result of events such as player strikes or lockouts; and the availability and popularity of other forms of entertainment. There can be no assurance that we will be able to compete effectively or that our expansion will be successful and generate sufficient returns on our investment.
Our operations and their success are largely dependent on the skill and experience of management and key personnel.
Our success and our competitive position, related to our retail operations, sports betting and iCasino operations, and media businesses, are largely dependent upon, among other things, the efforts and skills of our senior executives and management team. Although we enter into employment agreements with certain of our senior executives and key personnel, we cannot assure you that we will be able to retain our existing senior executive and management personnel or attract additional qualified senior executive and management personnel.

Our business is dependent on our ability to attract and retain talented team members.
We compete with other companies both within and outside of our industry for talented personnel. If we cannot recruit, train, develop, and retain skilled and experienced personnel to our corporate, retail operations, sports betting and iCasino, and media businesses, we could experience increased employee turnover, decreased guest or user satisfaction, low morale, inefficiency, or internal control failures. Insufficient numbers of talented team members could also limit our ability to grow and expand our businesses. A shortage of frontline and skilled labor could also result in higher wages that would increase our labor costs, which could reduce our profits. Additionally, the increased ability of employees to work from home or in other remote work arrangements has impacted, and may continue to impact, our ability to attract and retain talented personnel.
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
We face risks related to collective bargaining activity and strikes.
As of December 31, 2023, approximately 25% of team members at our properties are currently covered by collective bargaining agreements. Numerous collective bargaining agreements are typically subject to negotiation each year, and our ability in the past to resolve such negotiations does not mean that we will be able to resolve future negotiations without strikes, disruptions, or on terms that we consider reasonable. If relationships with our organized associates or the unions that represent them become adverse, then the properties we operate could experience labor disruptions such as strikes, lockouts, boycotts, and public demonstrations. Labor disputes and disruptions have in the past, and could in the future, result in adverse publicity and negatively affect operations and revenues at affected properties.
In addition, labor regulation and the negotiation of new or existing collective bargaining agreements could lead to higher wage and benefit costs, changes in work rules that raise operating expenses and legal costs, and could impose limitations on our ability or the ability of our third-party property owners to take cost saving measures during economic downturns.
Given the large number of employees, labor unions are making a concerted effort to recruit more employees in the gaming industry, and we have experienced attempts by labor organizations to organize certain of our non-union employees. We cannot provide any assurance that we will not experience additional and successful union activity in the future. The impact of this union activity is undetermined and could negatively impact our results of operations. Increased unionization of our workforce, new labor legislation or changes in regulations could disrupt our operations, reduce our profitability or interfere with the ability of our management to focus on executing our business strategies.
We face the risk of fraud, theft, and cheating.
We face the risk that gaming customers may attempt or commit fraud or theft or cheat in order to increase winnings. Such acts of fraud, theft, or cheating could involve the use of counterfeit chips or other tactics, possibly in collusion with our employees. Internal acts of cheating could also be conducted by employees through collusion with dealers, surveillance staff, floor managers, or other casino or gaming area staff. Additionally, we also face the risk that customers may attempt or commit fraud or theft with respect to our non-gaming offerings or against other customers. Such risks include stolen credit or charge cards or cash, falsified checks, theft of retail inventory and purchased goods, and unpaid or counterfeit receipts. Failure to discover such acts or schemes in a timely manner may result in losses in our operations. In the event of the occurrence of any such issues with our existing technology or product offerings, substantial resources and management attention may be diverted from other projects to correct these issues, which may delay other projects and the achievement of our strategic objectives. Negative publicity related to such acts or schemes could have an adverse effect on our reputation, potentially causing a material adverse effect on our business, financial condition, results of operations, and cash flows.
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
We rely on, among other things, copyrights, trademarks, trade secrets, confidentiality procedures, and contractual provisions to protect our proprietary rights. While we enter license, confidentiality and non-disclosure agreements with our employees and vendors, consultants, users, potential users, and others to attempt to limit access to and distribution of proprietary and confidential information, it is possible that:
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
Our commercial success depends upon us avoiding the infringement of intellectual property rights owned by others.
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

In addition to being liable for potentially substantial damages relating to a patent or other intellectual property following an infringement action against us, we may be prohibited from developing or commercializing certain technologies or products unless we obtain a license from the holder of the patent or other applicable intellectual property rights, or purchase these rights. There can be no assurance that we will be able to obtain any such license or purchase the patent on commercially reasonable terms, or at all. If we do not obtain such a license, our prospects, business, operating results, and financial condition could be materially adversely affected, and we could be required to cease related business operations in some markets and restructure our business to focus on continuing operations in other markets.
Our technology contains third-party open source software components.
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
Moreover, while we have processes for controlling our use of open source software in our technology, there is no assurance that such processes will be effective. If we are held to have breached or failed to fully comply with all the terms and conditions of an open source software license, we could face infringement or other liability, or be required to seek costly licenses from third parties to continue providing our offerings on terms that are not economically feasible, to re-engineer our technology, to discontinue or delay the provision of our offerings if re-engineering could not be accomplished on a timely basis or to make generally available, in source code form, our proprietary code, any of which could adversely affect our business, financial condition, and results of operations.
We may face disruption and other difficulties in integrating and managing acquired operations or other initiatives we have recently acquired, may develop, or may acquire in the future.
We could face significant challenges in managing and integrating our expanded or combined operations and any other properties or operations we may develop or acquire, particularly in new competitive markets or business lines, including our recently launched ESPN BET sportsbook app. The integration and management of more significant operations that we develop or acquire, such as our recent launch of the ESPN BET sportsbook app may temporarily divert attention from our day-to-day business. In addition, development and integration of new information technology systems that may be required is costly and time-consuming. The process of integrating operations that we may acquire also could interrupt the activities of those businesses, which could have a material adverse effect on our financial condition, results of operations, and cash flows. In addition, the development of new operations may involve regulatory, legal, and competitive risks, and, as it relates to property acquisitions, construction, and local opposition risks, as well as the risks attendant to partnership deals on these development opportunities. In particular, local opposition can delay or increase the anticipated cost of a project, and, in projects where we team up with a joint venture partner or licensing partner, if we cannot reach agreement with such partners, or if our relationships otherwise deteriorate, we could face significant increased costs and delays. Finally, given the competitive nature of these types of limited license opportunities, litigation is possible.
We cannot assure you that we will be able to manage the combined operations that we develop or acquire effectively or realize any of the anticipated benefits of our acquisitions or development projects. We also cannot assure you that if acquisitions are completed, that the acquired businesses will generate returns consistent with our expectations.
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

We lease facilities that are located in areas that experience extreme weather conditions, which may increase in frequency and severity as a result of climate change.
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
Although a majority of our repair, clean-up, and lost business expenses have been covered by insurance in the past, there is no assurance that, given the increasing burdens on insurance companies from extreme weather events, we will be able to continue to obtain adequate insurance against these types of losses, or that our insurers in the future will be in a position to satisfy our claims. In addition, the costs of insurance against these types of events have increased in recent years. For example, the Company’s cost of insurance premiums on an annual basis was approximately $29.6 million in 2023 as compared to $25.4 million in 2022.
Additionally, our retail casino gaming, sports betting, and iCasino operations rely heavily on technology services and an uninterrupted supply of electrical power. Any unscheduled disruption in our technology services or interruption in the supply of electrical power as a result of extreme weather, or otherwise, could result in an immediate, and possibly substantial, loss of revenues due to a shutdown of our retail casino gaming (including slot machines and security systems), sports betting, and iCasino operations.
We rely on third parties to provide services that are essential to the operation of our online sports betting and iCasino business, including geolocation, identity and age verification, payment processing, and sports data.
We rely on third parties to provide services that are essential to the operation of our online gaming business, including geolocation, identity and age verification, payment processing, and sports data systems to ensure we comply with laws and regulations, processing deposits and withdrawals made by our online users and providing information regarding schedules, results, performance, and outcomes of sporting events to determine when and how bets are settled. The software, systems and services provided by our third-party providers may not meet our expectations, contain errors or weaknesses, be compromised or experience outages. A failure of such third-party systems to perform effectively, or any service interruption to those systems, could adversely affect our business by preventing users from accessing our online platform, delaying payment or resulting in errors in settling bets, which could give rise to regulatory issues relating to the operation of our business. By way of example, incorrect or misleading geolocation and identity verification data with respect to current or potential users received from third-party service providers may result in us inadvertently allowing access to our offerings to individuals who are not permitted to access them or otherwise inadvertently denying access to individuals who are permitted to access them. Also, errors or failures by our payment processors and sports data providers could result in a failure to timely and accurately process payments to and from users or errors in settling bets. Any such errors or failures could result in violations of applicable regulatory requirements and adversely affect our reputation and our ability to attract and retain our online users. Furthermore, negative publicity related to any of our third-party partners could adversely affect our reputation and brand, and could potentially lead to increased regulatory or litigation exposure.
Additionally, we rely on third-party suppliers to provide gaming equipment, semiconductor chips and other supplies for our business. Supply chain delays or disruptions could impact our ability to obtain these supplies from our key suppliers on acceptable terms or at all. Any suspension or delay in our suppliers’ ability to provide us adequate equipment or supplies, or in our ability to procure equipment or supplies from other sources in a timely manner or at all, could impair our ability to meet customer demand and therefore could have a material adverse effect on our business, prospects, financial condition or results of operations.
In addition, if any of our third-party service providers terminates its relationship with us, is unable to maintain necessary regulatory approvals, or refuses to renew its agreement with us on commercially reasonable terms, we would have to find alternate service providers. We cannot be certain that we would be able to secure favorable terms from alternative service providers that are critical to the operation of our business or enter into alternative arrangements in a timely manner. Our digital business, results of operations, and prospects would be adversely impacted by our inability to or delay in securing replacement services that are sufficient to support our online business or are on comparable terms.
Our growth will depend, in part, on the success of our strategic relationships with third parties.
We rely on relationships with sports leagues and teams, professional athletes and athlete organizations, advertisers, casinos, and other third parties, including those affiliated with ESPN, in order to attract users to our properties and online offerings, including ESPN BET. These relationships, along with providers of online services, search engines, social media, directories and other websites and e-commerce businesses, direct consumers to our offerings. In addition, many of the parties with whom we have advertising arrangements provide advertising services to other companies, including other gaming products with whom we compete. While we believe there are other third parties that could drive users to our offerings, adding or transitioning to them may disrupt our business and increase our costs. In the event that any of our existing relationships or our future relationships fails to provide services to us in accordance with the terms of our arrangement, or at all, and we are not able to find suitable alternatives, this could impact our ability to attract consumers cost effectively and harm our business, financial condition, results of operations, and prospects.
Additionally, under the sports betting and iCasino laws of certain jurisdictions, sports betting and iCasinos are limited to a finite number of retail operators, such as casinos, tribes or tracks, who own a “skin” or “skins” under that jurisdiction’s law. A “skin” is a legally authorized license from a gaming regulatory authority to offer sports betting or iCasino services provided by such a retail operator. The “skin” provides a market access opportunity for mobile operators to operate in the jurisdiction pending licensure and other required approvals by the jurisdiction’s gaming regulatory authority. In some of the jurisdictions in which we offer sports betting and iCasino, we currently rely on a casino, tribe, or track in order to get a “skin.” If we cannot establish, renew or manage these relationships, our market access rights could terminate, and we would not be allowed to operate in those jurisdictions until we enter into new ones. As a result, our business, financial condition and results of operations could be adversely affected.
We are reliant on our partnership with ESPN, and our failure to maintain that relationship could negatively impact our business, reputation and strategic goals.
On August 8, 2023, we entered into the Sportsbook Agreement with ESPN, which provides for a long-term strategic relationship between PENN and the ESPN relating to online sports betting in the United States. Pursuant to the Sportsbook Agreement, PENN rebranded the existing Barstool Sportsbook across all online platforms in the United States as ESPN BET (the “Sportsbook”) and oversees daily operations of the Sportsbook. The Sportsbook Agreement provides PENN with an exclusive license to use the ESPN BET trademark in the United States in connection with the Sportsbook. In addition, pursuant to the Sportsbook Agreement, ESPN provides certain marketing, content integration and promotional services. The Sportsbook Agreement generally will expire in 2033, unless the parties agree to an additional ten year extension; however, the Sportsbook Agreement may be terminated by ESPN prior to 2033 under certain circumstances, including if the Sportsbook’s market access is not at least a specified percentage of the total market access by the online sportsbook operator with the most expansive market access. Any termination or loss of exclusivity of our exclusive license would have a material adverse effect on our business, financial condition or results of operations.
The growth of our Interactive segment will depend on our ability to attract and retain users and require investments in our online offerings, technology, and strategic marketing initiatives.
Our ability to achieve revenue growth in the future in our Interactive segment (inclusive of ESPN BET, theScore Bet sports betting and iCasino app, and Hollywood iCasino) will depend, in large part, upon our ability to attract new users to our offerings, retain existing users and reactivate inactive users in a cost-effective manner. Achieving growth in our community of users may require us to increasingly engage in sophisticated and costly sales and marketing and promotional efforts, which may not make sense in terms of return on investment. We cannot be sure that our investments in technology, products, service offerings and marketing initiatives will be successful or generate the return on investment that we expect. If new or existing competitors offer more attractive offerings or engage in marketing initiatives that are better received by customers, we may lose users or users may decrease their spending on our offerings.
We have used and expect to continue to use a variety of free and paid marketing channels, in combination with compelling offers and exciting games to achieve our objectives. For paid marketing, we may leverage a broad array of advertising channels, including television, radio, sports teams, social media influencers (brand ambassadors), social media platforms, such as Facebook, Instagram, Twitter and Snapchat, affiliates and paid and organic search, and other digital channels, such as mobile display. If the search engines on which we rely modify their algorithms, change their terms around online betting, if links to our apps or websites are not displayed prominently in online search results, if fewer users click through to the Apple App Store and Google Play Store or our websites, if our other digital marketing campaigns are not effective, or if the costs of attracting users using any of our current methods significantly increase, then our ability to efficiently attract new users could be reduced, our revenue could decline and our business, financial condition and results of operations could be harmed.
In addition, our ability to increase the number of users of our offerings will depend on continued user adoption of the ESPN BET, theScore Bet apps, and online gaming in general. Growth in the online gaming industries and the level of demand for and market acceptance of our product offerings will be subject to a high degree of uncertainty. We cannot assure that consumer adoption of our product offerings will continue or exceed current growth rates, or that the industry will achieve more widespread acceptance.
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
Participation in the sports betting industry exposes us to trading, liability management, and pricing risk.
Our fixed-odds betting products involve betting where winnings are paid on the basis of the stake placed and the odds quoted. Odds are determined with the objective of providing an average return to us over a large number of events. However, there can be significant variation in gross win percentage event-by-event and day-by-day. We have systems and controls that seek to reduce the risk of daily losses occurring on a gross-win basis, but there can be no assurance that these will be effective in reducing our exposure, and consequently our exposure to this risk in the future. As a result, in the short term, there is less certainty of generating a positive gross win, and we may experience (and we have from time to time experienced) significant losses with respect to individual events or betting outcomes, in particular if large individual bets are placed on an event or betting outcome or series of events or betting outcomes. Odds compilers and risk managers are capable of human error, thus even allowing for the fact that a number of betting products are subject to capped pay-outs, significant volatility can occur. In addition, it is possible that there may be such a high volume of trading during any particular period that even automated systems would be unable to address and eradicate all risks. Any significant losses on a gross-win basis could have a material adverse effect on our business, financial condition, and results of operations. In addition, if a jurisdiction where we hold or wish to apply for a license imposes a high turnover tax for betting (as opposed to a gross-win tax), this too would impact profitability, particularly with high value/low margin bets, and likewise have a material adverse effect on our business.
We follow the sports betting industry practice of restricting and managing betting limits at the individual customer level based on individual customer profiles and enterprise risk; however, there is no guarantee that gaming regulatory authorities will allow operators such as us to place limits at the individual customer level.
Similar to a credit card company managing individual risk on the customer level through credit limits, it is customary for sports betting operators to manage customer-betting limits at the individual level to manage enterprise risk levels. We believe this practice is beneficial overall, because if it were not possible, the betting options would be restricted globally and limits available to customers would be much lower to insulate overall risk due to the existence of a very small segment of highly sophisticated syndicates and algorithmic bettors, or bettors looking to take advantage of site errors and omissions. We believe the majority of operators balance taking reasonable action from all customers against the risk of individual customers significantly harming the business viability. We cannot guarantee that all jurisdictions will allow us to execute limits at the individual customer level, or at our sole discretion, which may in turn impact our ability to manage sports betting risk.
We extend credit to a portion of our customers who wager at our retail properties, and we may not be able to collect gaming receivables from our credit customers.
We conduct our gaming activities on a credit and cash basis at many of our properties, in accordance with applicable laws and regulations. Any such credit we extend is unsecured. Table games players typically are extended more credit than slot players, and high-stakes players typically are extended more credit than customers who tend to wager lower amounts. High-end gaming is more volatile than other forms of gaming, and variances in win-loss results attributable to high-end gaming may have a significant positive or negative impact on cash flow and earnings in a particular period. We extend credit to those customers whose level of play and financial resources warrant, in the opinion of management, an extension of credit. These large receivables could have a significant impact on our business, financial condition and results of operations if deemed uncollectible. Gaming debts evidenced by a credit instrument, including what is commonly referred to as a “marker,” and judgments on gaming debts are enforceable under the current laws of the jurisdictions in which we allow play on a credit basis, and judgments on gaming debts in such jurisdictions are enforceable in all U.S. states under the Full Faith and Credit Clause of the U.S. Constitution; however, other jurisdictions may determine that enforcement of gaming debts is against public policy. Although courts of some foreign nations will enforce gaming debts directly and the assets in the U.S. of foreign debtors may be reached to satisfy a judgment, judgments on gaming debts from U.S. courts are not binding on the courts of many foreign nations.
The success, including win or hold rates, of existing or future retail, sports betting, and iCasino products depends on a variety of factors and is not completely controlled by us.
The retail and online gaming industries are characterized by an element of chance. Accordingly, we employ theoretical win rates to estimate what a certain type of gaming device, table game, sports bet or iCasino game (“Gaming Offerings”), on average, will win or lose in the long run. Net win is impacted by variations in the hold percentage (the ratio of net win to total amount wagered), or actual outcome, in Gaming Offerings. We use the hold percentage as an indicator of the performance of the Gaming Offering against its expected outcome. Although each Gaming Offering generally performs within a defined statistical range of outcomes, actual outcomes may vary for any given period. In addition to the element of chance, win rates (hold percentages) may also (depending on the game involved) be affected by the spread of limits and factors that are beyond our control, such as a user’s skill, experience, and behavior, the mix of games played, the financial resources of users, the volume of bets placed and the amount of time spent playing. As a result of the variability in these factors, the actual win rates on our Gaming Offerings may differ from the theoretical win rates we have estimated and could result in the user’s winnings exceeding those anticipated. For example, in the past, certain VIP patrons have placed bets that resulted in large payouts and negatively impacted our results of operations. Similar events caused by the variability of win rates (hold rates) have the potential to negatively impact our business, financial condition, results of operations, and cash flows.
Our success also depends in part on our ability to anticipate and satisfy user preferences in a timely manner. As we operate in a dynamic environment characterized by rapidly changing industry and legal standards, our products will be subject to changing consumer preferences that cannot be predicted with certainty. We will need to continually introduce new offerings and identify future product offerings that complement our existing technology, respond to our users’ needs and improve and enhance our existing technology to maintain or increase our user engagement and growth of our business. We may not be able to compete effectively unless our product selection keeps up with trends in the retail and digital sports entertainment, sports betting, and gaming industries in which we compete, or trends in new gaming products.
We face a number of challenges prior to opening new or upgraded gaming properties, launching iCasinos and sports betting in new jurisdictions, or launching new iCasino or sports betting offerings.

No assurance can be given that, when we endeavor to open new or upgraded retail gaming properties, expand sports betting or iCasinos in new jurisdictions, or launch new sports betting or iCasino offerings, the expected timetables for opening or expanding such properties or offerings will be met in light of the uncertainties inherent in the development of the regulatory framework, construction and/or development, the licensing process, legislative action and litigation. In addition, as we seek to launch sports betting or iCasino offerings in additional jurisdictions, we will need to hire additional qualified employees, such as software engineers, IT professionals, product managers and compliance personnel. Given the significant competition in this area for qualified candidates, we may be unable to hire qualified candidates. Delays in opening new or upgraded properties or offerings, or expanding offerings in new jurisdictions, could lead to increased costs and delays in receiving anticipated revenues with respect to such properties or offerings and could have a material adverse effect on our business, prospects, financial condition, results of operations, and cash flows.
Risks Related to our Information Systems and Technology
If our third-party mobile application distribution platforms or service providers do not perform adequately or terminate their relationships with us, our costs may increase.
Our success depends in part on our relationships with other third-party service providers. We rely upon third-party distribution platforms, including the Apple App Store and Google Play store, for distribution of our entertainment, media, and mobile sports betting and iCasino applications. As such, the promotion, distribution, and operation of our mobile applications are subject to the respective distribution platforms’ standard terms and policies, which are very broad and subject to frequent changes and interpretation. If Apple or Google choose to de-list any of our mobile applications due to what they perceive to be objectionable content or violation of Apple or Google rules or codes of conduct, it could have a material negative impact on our business, financial condition, and results of operations.
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
Additionally, if we are unable to obtain necessary technology from third parties, we may be forced to acquire or develop alternate technology, which may require significant time and effort and may be of lower quality or performance standards. This would limit and delay our ability to provide new or competitive offerings and increase our costs. If alternate technology cannot be obtained or developed, we may not be able to offer certain functionality as part of our offerings, which could adversely affect our business, financial condition, and results of operations.
If internet and other technology-based service providers experience service interruptions, our ability to conduct our business may be impaired.
As described in more detail below, a substantial portion of our technological and network infrastructure is provided by third parties, including internet service providers and other technology-based service providers. We require technology-based service providers to implement cyber-attack-resilient systems and processes. However, if internet service providers experience service interruptions, because of cyber-attacks, or due to an event causing an unusually high volume of internet use (such as a pandemic or public health emergency), communications over the internet may be interrupted and impair our ability to conduct our business. Internet service providers and other technology-based service providers may in the future roll out upgraded or new mobile or other telecommunications services, such as 5G or 6G services, which may not be successful and thus may impact the ability of our users to access our offerings in a timely fashion or at all. In addition, our ability to process transactions, both at our retail properties and online, depends on point-of-sale, payment processing, payment network and database systems. To prepare for system problems, we continuously seek to strengthen and enhance our current facilities and the capabilities of our system infrastructure and support. Nevertheless, there can be no assurance that these systems will continue to be able to meet the demand placed on us by our customers and the continued growth of the internet, the overall sports betting, and iCasino industry. Any difficulties these providers face, including the potential of certain network traffic receiving priority over other traffic (i.e., lack of net neutrality), may adversely affect our business, and we exercise little control over these providers, which increases our vulnerability to problems with the services they provide. Any system failure as a result of reliance on third parties, such as hosting, network, software or hardware failure, or as a result of cyber-attacks, could cause a loss of our users’ property or personal information, or a delay or interruption in our online services and products and e-commerce services, including our ability to handle existing or increased traffic. Any such failure could result in a loss of anticipated revenue, interruptions to our offerings, cause us to incur significant legal, remediation and notification costs, degrade the customer experience, and cause users to lose confidence in our offerings, any of which could have a material adverse effect on our business, financial condition, results of operations, and prospects.
We rely on third party cloud infrastructure services to deliver our offerings to users.
We currently host our online sports betting and iCasino offerings and support our operations using third-party providers of cloud infrastructure services. We do not, and will not, have control over the operations of the facilities or infrastructure of the third-party service providers that we use. Such third party’s facilities are vulnerable to damage or interruption from natural disasters, cybersecurity attacks, terrorist attacks, power outages and similar events or acts of misconduct. Our technology’s continuing and uninterrupted performance will be critical to our success and is dependent on the use of third-party cloud infrastructure services. We have experienced, and we expect that in the future we will experience interruptions, delays, and outages in service and availability from these third-party service providers from time to time due to a variety of factors, including infrastructure changes, human or software errors, website hosting disruptions and capacity constraints. In addition, any changes in these third parties’ service levels may adversely affect our ability to meet the requirements of our users. Since our technology’s continuing and uninterrupted performance is critical to our success, sustained or repeated system failures would reduce the attractiveness of our offerings. It may become increasingly difficult to maintain and improve our performance, especially during peak usage times, as we expand and the usage of our offerings increases.
Any of the above circumstances or events may harm our reputation and brand, reduce the availability or usage of our technology, lead to a significant loss of revenue, increase our costs and impair our ability to attract new users, any of which could adversely affect our business, financial condition, and results of operations.

Our information technology and other systems are subject to cybersecurity risk, including misappropriation of employee information, customer information, or other breaches of information security.
We increasingly rely on information technology and other systems (particularly as our Interactive segment grows), including our own systems and those of service providers and third parties, to manage our business and employee data and maintain and transmit customers’ personal and financial information, payment settlements, payment funds transmissions, mailing lists, and reservations information. Our collection of such data is subject to extensive regulation by private groups, such as the payment card industry, as well as governmental authorities, including gaming regulatory authorities. Privacy regulations continue to evolve, and we have taken, and will continue to take, steps to comply by implementing processes designed to safeguard the confidential and personal information of our business, employees, and customers. In addition, our security measures are reviewed and evaluated regularly. However, our information and processes and those of our service providers and other third parties, including our contractors and contractors of our service providers and vendors, are subject to the ever-changing threat of compromised security, in the form of a risk of potential breach, system failure, computer virus, or unauthorized or fraudulent use by customers, company employees, company contractors and other third parties including employees and contractors of third-party vendors. In recognition of these heightened risks, our Board of Directors and Audit Committee receive regular presentations and reports on material cybersecurity risks which might impact us. See Item 1C. Cybersecurity of this Annual Report on Form 10-K for additional detail regarding the programs, policies, and procedures we have in place to identify, prevent and detect any breaches, viruses, or other forms of unauthorized access. The steps we take to deter and mitigate the risks of attacks may not be successful, and any resulting compromise or loss of data or systems could adversely impact operations or regulatory compliance and could result in remedial expenses, fines, litigation, disclosures, and loss of reputation, potentially impacting our financial results. Further, as cyber-attacks continue to evolve, we may incur significant costs in our attempts to modify or enhance our protective measures or investigate or remediate any actual or perceived vulnerability. Increased instances of cyber-attacks may also have a negative reputational impact on us and our properties that may result in a loss of customer confidence and, as a result, may have a material adverse effect on our business, financial condition, results of operations, and cash flows.
We have experienced attempts by unauthorized third parties to damage, exploit, disrupt or gain access to our networks, our products and services, consumer information, and our supporting infrastructure. While to date none of these incidents has had a material impact on us, we expect to continue to be targeted in the future. Any failure to prevent or mitigate security breaches or cyber risk could result in interruptions to the services we provide, degrade the user experience, and cause our users to lose confidence in our products and services. The unauthorized access, acquisition or disclosure of consumer information could compel us to comply with disparate breach notification laws and otherwise subject us to proceedings by governmental entities, including gaming regulatory authorities, or others, and substantial legal and financial liability. This could harm our business and reputation, disrupt our relationships with partners and diminish our competitive position.
Legal and Regulatory Risk Factors
We are or may become involved in legal proceedings, and no assurance can be provided as to the outcome of these matters.
From time to time, we are defendants in various lawsuits relating to matters incidental to our business. The nature of our business subjects us to the risk of lawsuits filed by customers, past and present employees, competitors, business partners, and others in the ordinary course of business (particularly in the case of class actions). As with all litigation, no assurance can be provided as to the outcome of these matters and, in general, litigation can be expensive and time consuming. We may not be successful in these lawsuits, and, especially with increasing class action claims in our industry, litigation could result in costs, settlements, or damages that could significantly impact our business, financial condition, results of operations, and cash flows.
We face extensive regulation from gaming regulatory authorities.
As owners and managers of retail casino gaming, iCasino, sports betting, video lottery, VGTs, and pari-mutuel wagering operations, we are subject to extensive state, provincial and local regulation. These gaming regulatory authorities have broad discretion, and may, for any reason set forth in the applicable legislation, rules and regulations, limit, condition, suspend, fail to renew or revoke a license or registration to conduct gaming operations or prevent us from owning the securities of any of our gaming subsidiaries or prevent another person from owning an equity interest in us. Gaming regulatory authorities have input into our operations, for instance, our hours of operation, the location or relocation of any of our properties, numbers and types of slot machines and table games, and the types of sports events or casino games we may offer as part of our sports betting and iCasino operations. Gaming regulatory authorities may not have extensive experience in the digital media industry, which may present unique challenges in regulating our business. Regulators may also levy substantial fines or penalties against us or our subsidiaries for violations of gaming laws or regulations, or against the people involved in violating such gaming laws or regulations, and/or seize our assets or the assets of our subsidiaries. Any of these events could have a material adverse effect on our business, financial condition, results of operations, and cash flows.
Regulations governing the conduct of gaming activities and the obligations of gaming companies in any jurisdiction in which we have or in the future may have gaming operations are subject to change and could impose additional operating, financial, competitive or other burdens on the way we conduct our business. In particular, certain areas of law governing new gaming activities, such as the federal, state, and provincial laws applicable to retail casino gaming, online casinos, and sports betting, are new or developing in light of emerging technologies. No assurance can be provided that government agencies will interpret or enforce new or developing areas of law consistently, predictably, or favorably. Moreover, legislation or regulation to prohibit, limit, or add burdens to increase taxes on our business may be introduced in the future in jurisdictions where gaming has been legalized. In addition, from time to time, legislators and special interest groups have proposed legislation that would expand, restrict, or prevent gaming operations or which may otherwise adversely impact our operations in the jurisdictions in which we operate. Any expansion of gaming or restriction on or prohibition of our gaming operations or enactment of other adverse regulatory changes could have a material adverse effect on our business, financial condition, and operating results.
Certain public and private issuances of securities and other transactions that we are party to also require the approval of some gaming regulatory authorities. We have demonstrated suitability to obtain and have obtained all governmental licenses, registrations, permits, and approvals necessary for our existing gaming and pari-mutuel properties and sports betting and iCasino operations. There can be no assurance that we will be able to retain and renew those existing licenses or demonstrate suitability to obtain any new licenses, registrations, permits, or approvals. In addition, the loss of a license, registration, permit or approval in one jurisdiction could trigger the loss of a license, registration, permit or approval or affect our eligibility for a license, registration, permit or approval in another jurisdiction. As we expand our gaming operations in our existing jurisdictions or to new jurisdictions, we may have to meet additional suitability requirements and obtain additional licenses, registrations, permits and approvals from gaming regulatory authorities in these jurisdictions. The approval process can be time-consuming and costly, and we cannot be sure that we will be successful. Furthermore, this risk is particularly pertinent to our sports betting and iCasino initiatives because regulations in this area are not as fully developed or established.
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
Our directors, officers, key employees, joint venture partners, and vendors must also meet approval standards of certain gaming regulatory authorities. If gaming regulatory authorities were to find a person occupying any such position unsuitable, we may be required to sever our relationship with that person, joint venture partner or vendor. Gaming regulatory authorities may also conduct investigations into the conduct or associations of our directors, officers, key employees, joint venture partners or vendors to ensure compliance with applicable laws, regulations, and standards.
We are subject to certain federal, state, provincial and other regulations.
We are subject to certain federal, state, provincial, and local laws, regulations and ordinances that apply to businesses generally. The Bank Secrecy Act, enforced by the Financial Crimes Enforcement Network (“FinCEN”) of the U.S. Treasury Department, requires us to report currency transactions in excess of $10,000 occurring within a gaming day, including identification of the guest by name and social security number, to the IRS. This regulation also requires us to report certain suspicious activity, including any transaction that exceeds $5,000 that we know, suspect or have reason to believe involves funds from illegal activity or is designed to evade federal regulations or reporting requirements and to verify sources of funds, in response to which we have implemented Know Your Customer processes. Periodic audits by the IRS and our internal audit department assess compliance with the Bank Secrecy Act, and substantial penalties can be imposed against us if we fail to comply with this regulation. In recent years the U.S. Treasury Department has increased its focus on Bank Secrecy Act compliance throughout the gaming industry, and public comments by FinCEN suggest that casinos should obtain information on each customer’s sources of income. This could impact our ability to attract and retain casino guests. Further, since we deal with significant amounts of cash in our operations, we are subject to various reporting and anti-money laundering regulations. Any violation of anti-money laundering laws or regulations, or any accusations of money laundering or regulatory investigations into possible money laundering activities, by any of our properties, online gaming operations, employees, partners, affiliates, or customers could have a material adverse effect on our business, financial condition, results of operations, and cash flows.

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
We are also subject to a variety of other federal, state, and local laws and regulations, including those relating to zoning, construction, land use, employment, marketing, and advertising and the production, sale, and service of alcoholic beverages. If we are not in compliance with these laws and regulations or we are subject to a substantial penalty, it could have a material adverse effect on our business, financial condition, results of operations, and cash flows.
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
Further, certain of our products and services depend on the ability to use non-public personal, financial transaction, and or other information relating to patrons, which we may collect and or obtain from travel service providers or other companies with whom we have substantial relationships. To the extent that we collect, control, or process such information, federal, state, provincial and foreign privacy laws and regulations, including without limitation the California Consumer Privacy Act (including the amended California Privacy Rights Act), the EU’s General Data Protection Regulation, Ontario, Canada’s Freedom of Information and Protection of Privacy Act, and Canada’s Personal Information Protection and Electronic Documents Act, require us to make disclosures regarding our privacy and information sharing practices, safeguard and protect the privacy of such information, and, in some cases, provide patrons the opportunity to “opt out” of the use of their information for certain purposes, any of which could limit our ability to leverage existing and future databases of information which could have a material adverse effect on our business, financial condition, results of operations, and cash flows.
We must comply with federal, state, provincial, and foreign requirements regarding notice and consent to obtain, use, share, transmit and store such information, including providing the opportunity and mechanisms to “opt out” from certain uses in some jurisdictions. Furthermore, we may face conflicting obligations arising from the potential concurrent application of laws of multiple jurisdictions. In the event that we are not able to reconcile such obligations, we may be required to change business practices or face liability or sanction.
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
We may experience material increases to our taxes or the adoption of new taxes or the authorization of new or increased forms of gaming.
We believe that the prospect of generating incremental revenue is one of the primary reasons that jurisdictions permit or expand legalized gaming. As a result, gaming companies are typically subject to revenue-based taxes and fees in addition to normal federal, state, provincial and local income taxes, and such taxes and fees are subject to increase at any time. We pay substantial taxes and fees with respect to our operations, and changes to taxes and fees in our existing jurisdictions could have a material impact on our profitability. From time-to-time, federal, state, provincial, and local legislators and officials have proposed changes in tax laws, or in the administration of such laws, affecting the gaming industry. Worsening economic conditions could intensify the efforts of state, provincial, and local governments to raise revenues through increases in gaming taxes, property taxes and/or by authorizing additional gaming properties each subject to payment of a new license fee. It is not possible to determine with certainty the likelihood of changes in such laws or in the administration of such laws. Such changes, if adopted, could have a material adverse effect on our business, financial condition, results of operations, and cash flows.
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
ITEM 1B.UNRESOLVED STAFF COMMENTS
None.
ITEM 1C.CYBERSECURITY
Cybersecurity represents a critical component of the Company’s overall approach to risk management. The Company’s cybersecurity policies, standards, and practices are fully integrated into the Company’s enterprise risk management (“ERM”) approach, and cybersecurity risks are among the core enterprise risks that are subject to oversight by the Company’s Board of Directors (the “Board”). The Company’s cybersecurity policies, standards, and practices follow recognized frameworks established by the National Institute of Standards and Technology, the International Organization for Standardization, and other applicable industry standards. The Company generally approaches cybersecurity threats through a cross-functional, multilayered approach, with the specific goals of: (i) identifying, preventing, and mitigating cybersecurity threats to the Company; (ii) preserving the confidentiality, security, and availability of the information that we collect and store to use in our business; (iii) protecting the Company’s intellectual property; (iv) maintaining the confidence of our customers, clients, and business partners; and (v) providing appropriate public disclosure of cybersecurity risks, and incidents when required.

Risk Management and Strategy
Consistent with overall ERM policies and practices, the Company’s cybersecurity program focuses on the following areas:
•Vigilance: The Company maintains a global presence, with cybersecurity threat operations functioning 24/7 with the specific goal of identifying, preventing, and mitigating cybersecurity threats and responding to cybersecurity incidents in accordance with our established incident response and recovery plans.
•Systems Safeguards: The Company deploys systems safeguards that are designed to protect the Company’s information systems from cybersecurity threats, including firewalls, intrusion prevention and detection systems, anti-malware functionality and access controls, which are evaluated and improved through ongoing vulnerability assessments and cybersecurity threat intelligence.
•Collaboration: The Company utilizes collaboration mechanisms established with public and private entities, including intelligence and enforcement agencies, industry groups and third-party service providers, to identify, assess and respond to cybersecurity risks.
•Third-Party Risk Management: The Company maintains a comprehensive, risk-based approach to identifying and overseeing cybersecurity risks presented by third parties, including vendors, service providers, and other external users of the Company’s systems, as well as the systems of third parties that could adversely impact our business in the event of a cybersecurity incident affecting those third-party systems.
•Training: The Company provides training for personnel regarding cybersecurity threats, which reinforces the Company’s information security policies, standards, and practices. This training includes certain periodic and mandatory training for Company personnel regarding cybersecurity threats as well as the handling and processing of payment cards. All periodic and mandatory training is scaled to reflect the roles, responsibilities and information systems access of applicable personnel.
•Incident Response and Recovery Planning: The Company has established and maintains comprehensive incident response and recovery plans that address the Company’s response to a cybersecurity incident and the recovery from a cybersecurity incident, and such plans are tested and evaluated on a regular basis.
•Communication, Coordination and Disclosure: The Company utilizes a cross-functional approach to address the risk from cybersecurity threats, involving management personnel from the Company’s technology, operations, legal, accounting, risk management, internal audit, and other key business functions, as well as the members of the Board and the Audit Committee of the Board in an ongoing dialogue regarding cybersecurity threats and incidents, while also implementing controls and procedures for the escalation of cybersecurity incidents pursuant to established thresholds so that decisions regarding the disclosure and reporting of such incidents can be made by management in a timely manner.
•Governance: The Board’s oversight of cybersecurity risk management is supported by the Audit Committee, which regularly interacts with the Company’s ERM function, the Company’s Chief Information Officer, other members of management, and relevant management committees and councils, including the Company’s Cyber Security Committee.
A key part of the Company’s strategy for managing risks from cybersecurity threats is the ongoing assessment and testing of the Company’s processes and practices through auditing, assessments, tabletop exercises, threat modeling, vulnerability testing, and other exercises focused on evaluating the effectiveness of our cybersecurity measures. The Company engages third parties to perform assessments on our cybersecurity measures, including information security maturity assessments, audits, and independent reviews of our information security control environment and operating effectiveness. The results of such assessments, audits, and reviews are reported to the Company’s Cyber Security Committee, and when appropriate, the Audit Committee, and the Board, and the Company adjusts its cybersecurity policies, standards, processes, and practices at least annually, or more frequently as necessary, based on the information provided by the assessments, audits, and reviews.
Governance
The Company’s Cyber Security Committee, in coordination with the Board and Audit Committee, oversees the management of risks from cybersecurity threats, including the policies, standards, processes, and practices that the Company’s Chief Information Officer and its Vice President of Information Security, in coordination with the Company’s Cyber Security Committee, develop and implement to address risks from cybersecurity threats. The Board and the Audit Committee each receive regular presentations and reports on cybersecurity risks, which address a wide range of topics including, for example, recent developments, evolving standards, vulnerability assessments, third-party and independent reviews, the threat environment, technological trends, and information security considerations arising with respect to the Company’s peers and third parties. The Board and the Audit Committee are also informed of any cybersecurity incident that meets established reporting thresholds, as well as ongoing updates regarding such incident until it has been addressed. At least once each quarter, the Board discusses the Company’s approach to cybersecurity risk management with the Company’s Chief Information Officer, and at least annually, or more frequently as necessary, the Company’s Chief Information Officer meets with the Audit Committee to discuss cybersecurity risk management.
The Company’s Chief Information Officer and its Vice President of Information Security are members of the Company’s management that are principally responsible for overseeing the Company’s cybersecurity risk management program, in partnership with other business leaders across the Company. The Company’s Chief Information Officer serves as Chair of the Company’s Cyber Security Committee and works in coordination with the other members of the Cyber Security Committee, which includes our Vice President of Information Security, EVP, Operations, EVP, Chief Financial Officer, Chief Compliance Officer, and VP, Legal – Intellectual Property and Privacy, who also serves as the Company’s Privacy Compliance Officer and Data Protection Officer.
The Company’s Chief Information Officer has served in various roles in information technology and information security for over 27 years, including serving in technology leadership roles such as Chief Information Officer, Senior Director of Commercial Technologies, Senior Director of Corporate Systems, Senior Director of Business Intelligence and Analytics, and Quality Assurance leadership roles for large public companies. The Company’s Chief Information Officer was also a Client Director for the Department of Army/Department of Defense for a large public research and advisory services firm and holds a B.A. in Economics from Miami University and an MBA in Information Technology from The University of Maryland.
The Company’s Vice President of Information Security has served in various roles in information technology and information security for over 25 years, including serving as Vice President of Information Security and Product Security Officer for large public companies. In addition, the Company’s Vice President of Information Security has previously held roles including Security Risk Assessor, Security Policy Development, and Security Architect. The Company’s Vice President of Information Security has also contributed to the development and review of various security-related publications including the National Institute of Standards and Technology, the International Organization for Standardization, and the Cloud Security Alliance, has served in numerous roles on various cybersecurity-related advisory boards, and holds a B.S. in Electrical Engineering from Fairleigh Dickinson University.
The Company’s Chief Information Officer and Vice President of Information Security, in coordination with the Company’s Cyber Security Committee, work collaboratively across the Company to implement a program designed to protect the Company’s information systems from cybersecurity threats and to promptly respond to any cybersecurity incidents in accordance with the Company’s Security Incident Response Plan. To facilitate the success of this program, multidisciplinary teams throughout the Company are deployed to address cybersecurity threats and to respond to cybersecurity incidents in accordance with the Company’s incident response and recovery plans. Through the ongoing communications from these teams, the Chief Information Officer, the Vice President of Information Security, and the Company’s Cyber Security Committee monitor the prevention, detection, mitigation, and remediation of cybersecurity incidents in real time, and report such incidents to the Audit Committee when appropriate.
We do not currently believe cybersecurity threats, including as a result of any previous cybersecurity incidents, have materially affected or are reasonably likely to affect the Company, including its business strategy, results of operations, or financial condition; however, we could experience a cybersecurity incident that materially affects us in the future. See Item 1A. Risk Factors, “Risks Related to our Information Systems and Technology” for additional discussion of cybersecurity risks to our business.

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

	Location	Description of Owned Real Property	Acreage of Land	Description of Leased Real Property	Acreage of Land
Northeast segment
Ameristar East Chicago	East Chicago, IN	—	—	Land, buildings, boat	22
Hollywood Casino Bangor	Bangor, ME	—	—	Land, racetrack, buildings	44
Hollywood Casino at Charles Town Races	Charles Town, WV	—	—	Land, racetrack, buildings	299
Hollywood Casino Columbus	Columbus, OH	—	—	Land, buildings	116
Hollywood Casino at Greektown	Detroit, MI	—	—	Land, buildings	8
Hollywood Casino Lawrenceburg	Lawrenceburg, IN	Land, buildings	3	Land, buildings, boat	105
Hollywood Casino Morgantown	Morgantown, PA	Building	—	Land	36
Hollywood Casino at PENN National Race Course	Grantville, PA	—	—	Land (1), racetrack, buildings	574
Hollywood Casino Perryville	Perryville, MD	—	—	Land, buildings	36
Hollywood Casino at The Meadows	Washington, PA	—	—	Land, racetrack, buildings	156
Hollywood Casino Toledo	Toledo, OH	—	—	Land, buildings	42
Hollywood Casino York	York, PA	—	—	Building	—
Hollywood Gaming at Dayton Raceway	Dayton, OH	—	—	Land, racetrack, buildings	120
Hollywood Gaming at Mahoning Valley Race Course	Youngstown, OH	—	—	Land, racetrack, buildings	193
Plainridge Park Casino	Plainville, MA	—	—	Land, racetrack, buildings	88

South segment
1st Jackpot Casino	Tunica, MS	—	—	Land (2), buildings, boat	136
Ameristar Vicksburg	Vicksburg, MS	—	—	Land, buildings, boat	74
Boomtown Biloxi	Biloxi, MS	—	—	Land (3), buildings, boat	26
Boomtown Bossier City	Bossier City, LA	—	—	Land, buildings, boat	22
Boomtown New Orleans	New Orleans, LA	—	—	Land, buildings, boat	54
Hollywood Casino Gulf Coast	Bay St. Louis, MS	—	—	Land, buildings	579
Hollywood Casino Tunica	Tunica, MS	—	—	Land, buildings, boat	70
L’Auberge Baton Rouge	Baton Rouge, LA	Undeveloped land	417	Land, buildings, barge	99
L’Auberge Lake Charles	Lake Charles, LA	Undeveloped land	54	Land, buildings, barge	235
Margaritaville Resort Casino	Bossier City, LA	—	—	Land, buildings, barge	34

West segment
Ameristar Black Hawk	Black Hawk, CO	—	—	Land, buildings	104
Cactus Petes and Horseshu	Jackpot, NV	—	—	Land, buildings	80
M Resort	Henderson, NV	—	—	Land, buildings	84
Zia Park Casino	Hobbs, NM	—	—	Land, racetrack, buildings	317

Midwest segment
Ameristar Council Bluffs	Council Bluffs, IA	—	—	Land, buildings, boat	59
Argosy Casino Alton	Alton, IL	Boat	—	Land, buildings	4
Argosy Casino Riverside	Riverside, MO	—	—	Land (4), buildings, barge	45
Hollywood Casino Aurora	Aurora, IL	—	—	Land, buildings, barge	2
Hollywood Casino Joliet	Joliet, IL	—	—	Land, buildings, barge	276
Hollywood Casino at Kansas Speedway	Kansas City, KS	Land, buildings	101	—	—
Hollywood Casino St. Louis	Maryland Heights, MO	—	—	Land, buildings, barge	221
River City Casino	St. Louis, MO	—	—	Land (5), buildings, barge	83

Other
Freehold Raceway	Freehold, NJ	Land, racetrack, buildings	51	—	—
	Cherry Hill, NJ	Undeveloped land	10	—	—
Retama Park Racetrack (6)	Selma, TX	Undeveloped land	—	—	—
Sam Houston Race Park	Houston, TX	Land, racetrack, buildings	168	—	—
Sanford-Orlando Kennel Club (7)	Longwood, FL	Land, building	2	—	—
Valley Race Park	Harlingen, TX	Land, racetrack, buildings	71	—	—
			877		4,443

(1)Of which, 393 acres is undeveloped land surrounding Hollywood Casino at PENN National Race Course.
(2)Of which, 53 acres is wetlands.
(3)Of which, 3 acres is subject to the PENN Master Lease.
(4)Of which, 38 acres is subject to the PENN Master Lease.
(5)Of which, 24 acres is land surrounding River City Casino reserved for community and recreational facilities.
(6)The land, racetrack, and buildings used in the operations of Retama Park Racetrack are owned by the City of Selma, Texas.
(7)Simulcast racing operations.

We lease office and warehouse space in various locations outside of our operating properties, including 93,117 square feet of office space in Las Vegas, Nevada of which 86,542 is currently subleased and 6,575 is office space; 41,016 square feet of executive office and warehouse space in Wyomissing, Pennsylvania; 81,929 square feet of office space in Toronto, Ontario; 32,212 square feet of office space in Cherry Hill, New Jersey; 29,609 square feet of office space in Philadelphia, Pennsylvania; 22,049 square feet of office space in Hoboken, New Jersey; 3,150 square feet of office space in Greenfield, Massachusetts; 6,847 square feet of office space in San Francisco, California which the entirety of is currently subleased; 4,016 square feet of office space in Gibraltar, and 10,000 square feet of warehouse space in Aurora, Illinois.

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

PART II

ITEM 5.MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Ticker Symbol and Holders of Record
Our common stock is quoted on the NASDAQ Global Select Market under the symbol “PENN.” As of February 19, 2024, there were 1,525 holders of record of our common stock.
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
Sales of Unregistered Equity Securities
We have not sold any equity securities during the year ended December 31, 2023 that were not previously disclosed in a quarterly report on Form 10-Q or a current report on Form 8-K that was filed during the year.

On February 17, 2023, the Company issued 2,442,809 shares of our common stock in conjunction with the Barstool Acquisition (as defined and described in Note 7, “Investments in and Advances to Unconsolidated Affiliates” in the notes to our Consolidated Financial Statements). The issuances were exempt from registration pursuant to Section 4(a)(2) of the Securities Act.
Purchases of Equity Securities
On February 1, 2022, our Board of Directors authorized the repurchase of up to $750.0 million of our common stock from time to time on the open market or in privately negotiated transactions (the “February 2022 Authorization”). The repurchase authorization expires on January 31, 2025. On December 6, 2022, our Board of Directors authorized an additional $750.0 million program for such repurchases, which expires on December 31, 2025 (the “December 2022 Authorization”). The Company utilized the capacity under the February 2022 Authorization prior to effecting any repurchases under the December 2022 Authorization. Stock repurchases, if any, will be funded using our available liquidity. The timing and amount of stock repurchases, if any, will depend on a variety of factors, including but not limited to, market conditions and corporate and regulatory considerations. As of December 31, 2023, we have repurchased a total of 5,438,221 shares of our common stock at an average price of $27.54.
We did not repurchase any shares of our common stock during the fourth quarter of the year ended December 31, 2023. As of December 31, 2023, the remaining availability under our December 2022 Authorization was $749.5 million.

Stock Performance Graph
The following graph compares the cumulative total shareholder return for the Company's Common Stock since December 31, 2018 to the total returns of the S&P 500 Index and the Russell 3000 Casino and Gambling Index. The comparative returns shown in the graph assumes the investment of $100 in the Company’s Common Stock, the S&P 500 Index, and the Russell 3000 Casino and Gambling Index on December 31, 2018.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN
Among PENN Entertainment, Inc, S&P 500,
and the Russell 3000 Casino and Gambling Index
$500.00
$450.00
$400.00
$350.00
$300.00
$250.00
$200.00
$150.00
$100.00
$50.00
$—
12/31/18
12/31/19
12/31/20
12/31/21
12/31/22
12/31/23
PENN Entertainment, Inc
S&P 500
Russell 3000 Casino and Gambling

	Period Ending December 31,
Index	2018	2019	2020	2021	2022	2023
PENN Entertainment, Inc.	$100.00	$135.74	$458.68	$275.36	$157.73	$138.18
S&P 500	$100.00	$131.49	$155.68	$200.37	$164.08	$207.21
Russell 3000 Casino and Gambling Index	$100.00	$144.53	$162.37	$160.01	$119.75	$150.70
A.Cumulative total return assumes reinvestment of all dividends paid during the measurement period.
B.The Company has not paid any cash dividends on its Common Stock during this period.
C.The index is reweighted daily using the market capitalization on the previous trading day.
D.If the last day of the applicable year is not a trading day, the preceding trading day is used.
E.Historical returns are not indicative of future returns.
ITEM 6.RESERVED
ITEM 7.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of financial condition, results of operations, liquidity and capital resources should be read in conjunction with, and is qualified in its entirety by, our Consolidated Financial Statements and the notes thereto, included in this Annual Report on Form 10-K, and other filings with the Securities and Exchange Commission. This management’s discussion and analysis of financial condition and results of operations includes discussion as of and for the year ended December 31, 2023 compared to December 31, 2022. Discussion of our financial condition and results of operations as of and for the year ended December 31, 2022 compared to December 31, 2021 can be found in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, filed with the Securities and Exchange Commission on February 23, 2023.

EXECUTIVE OVERVIEW
Our Business
PENN Entertainment, Inc., together with its subsidiaries (“PENN,” the “Company,” “we,” “our,” or “us”), is North America’s leading provider of integrated entertainment, sports content, and casino gaming experiences. As of December 31, 2023, PENN operated 43 properties in 20 states, online sports betting in 18 jurisdictions and iCasino in five jurisdictions, under a portfolio of well-recognized brands including Hollywood Casino®, L’Auberge®, ESPN BET™, and theScore Bet Sportsbook and Casino®. In August 2023, PENN entered into a transformative, exclusive long-term strategic alliance with ESPN, Inc. and ESPN Enterprises, Inc. (together, “ESPN”) relating to online sports betting within the United States. PENN’s ability to leverage the leading sports media brands in the United States (ESPN) and Canada (theScore) will position us to significantly expand our digital footprint and efficiently grow our customer ecosystem. This highly differentiated strategy, which is focused on organic cross-sell opportunities, is reinforced by our market-leading retail casinos, sports media assets, and technology, including a proprietary state-of-the-art, fully integrated digital sports and iCasino betting platform and an in-house iCasino content studio. PENN’s portfolio is further bolstered by our industry-leading PENN PlayTM customer loyalty program, which offers our over 29 million members a unique set of rewards and experiences across business channels.
The majority of the real estate assets (i.e., land and buildings) used in our operations are subject to triple net master leases; the most significant of which are with Gaming and Leisure Properties, Inc. (Nasdaq: GLPI) (“GLPI”), a real estate investment trust (“REIT”), and include the AR PENN Master Lease, 2023 Master Lease, PENN Master Lease (prior to January 1, 2023), and Pinnacle Master Lease (as such terms are defined in Note 12, “Leases” in the notes to our Consolidated Financial Statements and collectively referred to as the “Master Leases”).
Recent Acquisitions, Development Projects and Other
On February 17, 2023, we acquired the remaining 64% of the outstanding shares of Barstool Sports, Inc. (“Barstool”) common stock not already owned by us for a consideration of approximately $405.5 million, which is inclusive of cash and common stock issuance, repayment of Barstool indebtedness of $23.8 million, transaction expenses, and other purchase price adjustments in accordance with GAAP (the “Barstool Acquisition”). Prior to the acquisition, we held a 36% ownership interest, which was accounted for under the equity method. At the closing of the Barstool Acquisition, we obtained 100% of the Barstool common stock and determined the fair value of Barstool to be $660.0 million based on market participant assumptions and Barstool became an indirect wholly owned subsidiary of PENN. See Note 6, “Acquisitions and Dispositions,” Note 7, “Investments in and Advances to Unconsolidated Affiliates,” and Note 15, “Stockholders’ Equity” in the notes to our Consolidated Financial Statements for further discussion.
On August 8, 2023, PENN entered into a Sportsbook Agreement (the “Sportsbook Agreement”) with ESPN, which provides for a long-term strategic relationship between PENN and ESPN relating to online sports betting in the United States. Pursuant to the Sportsbook Agreement, PENN rebranded the existing Barstool Sportsbook across all online platforms in the United States as ESPN BET (the “Sportsbook”) and oversees daily operations of the Sportsbook. The Sportsbook will be deeply integrated within the broader ESPN editorial, content, digital product, and sports programming ecosystem, with access to ESPN’s industry leading audience and database. In addition to the Sportsbook Agreement, on August 8, 2023, PENN and ESPN, Inc. entered into an Investment Agreement (the “Investment Agreement”) providing for the issuance to ESPN, Inc. of certain warrants to purchase shares of PENN common stock, and setting forth certain other governance rights of ESPN, Inc., as discussed in Note 13, “Commitments and Contingencies” in the notes to our Consolidated Financial Statements.
In connection with PENN’s decision to rebrand our online sports betting business from Barstool Sportsbook to ESPN BET pursuant to the Sportsbook Agreement as discussed above, PENN concurrently entered into a stock purchase agreement with David Portnoy (the “Barstool SPA”) pursuant to which PENN sold 100% of the outstanding shares of Barstool to David Portnoy in exchange for nominal cash consideration (one dollar) and certain non-compete and other restrictive covenants. Pursuant to the Barstool SPA, PENN has the right to receive 50% of the gross proceeds received by David Portnoy in any subsequent sale or other monetization event of Barstool. In connection with the Barstool SPA, we recognized a pre-tax loss on disposal of $923.2 million (inclusive of $714.8 million in goodwill and intangible assets write-offs and a $70.0 million indemnification liability) during the third quarter of 2023. See Note 6, “Acquisitions and Dispositions” in the notes to our Consolidated Financial Statements. For information on the tax-related impacts from the Barstool transaction, see Note 14, “Income Taxes” in the notes to our Consolidated Financial Statements.
On February 21, 2023, as described in Note 12, “Leases” in the notes to our Consolidated Financial Statements, the Company and GLPI entered into an agreement to amend and restate the PENN Master Lease (the “AR PENN Master Lease”), effective January 1, 2023, to (i) remove the land and buildings for Hollywood Casino Aurora (“Aurora”), Hollywood Casino Joliet (“Joliet”), Hollywood Casino Columbus (“Columbus”), Hollywood Casino Toledo (“Toledo”), and the M Resort Spa

Casino (“M Resort”), and (ii) make associated adjustments to the rent after which the initial rent in the AR PENN Master Lease was reset to $284.1 million, consisting of $208.2 million of building base rent, $43.0 million of land base rent and $32.9 million of percentage rent (as such terms are defined in the AR PENN Master Lease). Subsequent to the execution of the AR PENN Master Lease, the lease contains real estate assets associated with 14 of the Company’s gaming facilities used in its operations. The current term of the AR PENN Master Lease expires on October 31, 2033 and thereafter contains three renewal terms of five years each on the same terms and conditions, exercisable at the Company’s option.
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
We believe that our portfolio of assets provides us with the benefit of geographically-diversified cash flow from operations. We expect to continue to expand our gaming operations through the implementation and execution of a disciplined capital expenditure program at our existing properties, the pursuit of strategic acquisitions and investments, and the development of new gaming properties. In addition, the acquisition of Score Media and Gaming, Inc. (“theScore”) and our Sportsbook Agreement with ESPN reflects our strategy to continue evolving from the nation’s largest regional gaming operator to a best-in-class omni-channel provider of retail gaming, iCasino, and sports betting entertainment.
Operating and Competitive Environment
Most of our properties operate in mature, competitive markets. We expect the majority of our future growth to come from our online sports betting and iCasino businesses; improvements, expansions, or relocations of our existing properties; entrance into new jurisdictions; expansions of gaming in existing jurisdictions; and strategic investments and acquisitions; and cross-sell opportunities between our retail gaming, online sports betting, and iCasino businesses. Our portfolio is comprised largely of well-maintained regional gaming facilities, which has allowed us to develop what we believe to be a solid base for future growth opportunities.
We continuously adjust operations, offerings, and cost structures to reflect changing economic conditions, as well as consumer demand and behaviors. We also continue to focus on revenue and cost synergies from recent acquisitions, technology enhancements, and providing customers with additional gaming and entertainment experiences through our differentiated omni-channel strategy. We seek to grow our customer database and PENN PlayTM loyalty program through our online sports betting and iCasino businesses, the development of new properties, the expansion of existing properties and other business lines, and through partnerships with third-party partners, such as Norwegian Cruise Line Holdings Ltd., Live Nation Entertainment, Inc., and Choice Hotels International, Inc. In addition, strategic acquisitions (e.g. theScore) and strategic relationships (e.g. our Sportsbook Agreement with ESPN), allow us to acquire new customers, expand our player database, and provide additional revenue streams, all in furtherance of our omnichannel strategy.
The gaming, media, and entertainment industries are characterized by an increasingly high degree of competition among a large number of participants. We compete with a variety of gaming operations, including casinos and hotel casinos of varying quality and size and other gaming options such as state and province-sponsored internet lotteries, sweepstakes, charitable gaming, video gaming terminals at bars, restaurants, taverns and truck stops, illegal slot machines and skill games, fantasy sports and third-party internet or mobile-based gaming platforms, including both legal and illegal iCasino and sports betting operations. See the “Segment comparison of the years ended December 31, 2023 and 2022” section below for discussions on our results of operations by reportable segment.
Key Performance Indicators
In our business, revenue is driven by discretionary consumer spending. We have no certain mechanism for determining why consumers choose to spend more or less money at our properties or on our online offerings from period-to-period; therefore, we are unable to quantify a dollar amount for each factor that impacts our customers’ spending behaviors. However, based on our experience, we can generally offer some insight into the factors that we believe are likely to account for such changes and which factors may have a greater impact than others. For example, decreases in discretionary consumer spending have historically been brought about by weakened general economic conditions, such as recessions, inflation, rising interest rate environments, high unemployment levels, higher income taxes, low levels of consumer confidence, weakness in the housing market, high fuel or other transportation costs, low consumer confidence, and the effects of pandemics. In addition, visitation and the volume of play have historically been negatively impacted by significant construction surrounding our properties, adverse regional weather conditions, and natural disasters. In all instances, such insights are based solely on our judgment and professional experience, and no assurance can be given as to the accuracy of our judgments.
The vast majority of our revenues is gaming revenue, which is highly dependent upon the volume and spending levels of customers at our properties. Our gaming revenue is derived primarily from slot machines (which represented approximately 85%, 84%, and 84% of our gaming revenue in 2023, 2022, and 2021, respectively) and, to a lesser extent, table games, online sports betting, and iCasino. Aside from gaming revenue, our revenues are primarily derived from our hotel, dining, retail, commissions, program sales, admissions, concessions, and certain other ancillary activities, and our racing operations.
Key performance indicators related to gaming revenue are slot handle and table game drop, which are volume indicators, and “win” or “hold” percentage. Our typical property slot win percentage is in the range of approximately 7% to 11% of slot handle, and our typical table game hold percentage is in the range of approximately 12% to 28% of table game drop.
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
Under normal operating conditions, our properties generate significant operating cash flow since most of our revenue is cash-based from slot machines and table games. Our business is capital intensive, and we rely on cash flow from our properties to generate sufficient cash to satisfy our obligations under the Triple Net Leases (as defined in “Liquidity and Capital Resources”), repay debt, fund maintenance capital expenditures, repurchase our common stock, fund new capital projects at existing properties and provide excess cash for future development and acquisitions. Additional information regarding our capital projects is discussed in “Liquidity and Capital Resources” below.
Reportable Segments
We have aggregated our operating segments into five reportable segments. Retail operating segments are based on the similar characteristics within the regions in which they operate: Northeast, South, West, and Midwest. The Interactive segment includes all of our online sports betting, online casino/iCasino, and social gaming (collectively referred to as “online gaming”) operations, management of retail sports betting, media, and the operating results of Barstool subsequent to the Barstool Acquisition on February 17, 2023 and prior to the Barstool divestiture on August 8, 2023 (as defined and discussed in Note 6, “Acquisitions and Dispositions”). We view each of our gaming and racing properties as an operating segment with the exception of our two properties in Jackpot, Nevada, which we view as one operating segment. We consider our combined Video Gaming Terminal (“VGT”) operations, by state, to be separate operating segments. For a listing of our gaming properties and VGT operations included in each reportable segment, see Note 2, “Significant Accounting Policies” in the notes to our Consolidated Financial Statements.

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

	For the year ended December 31,
(dollars in millions)	2023	2022	2021
Revenues:
Northeast segment	$2,738.4	$2,695.9	$2,552.4
South segment	1,216.4	1,314.2	1,322.2
West segment	528.5	581.9	521.4
Midwest segment	1,172.6	1,159.6	1,102.7
Interactive segment	718.8	663.1	432.9
Other (1)	20.2	21.3	10.6
Intersegment eliminations (2)	(32.0)	(34.3)	(37.2)
Total	$6,362.9	$6,401.7	$5,905.0

Net income (loss)	$(491.4)	$221.7	$420.5

Adjusted EBITDAR:
Northeast segment	$831.0	$842.5	$848.4
South segment	494.1	548.1	587.0
West segment	204.2	220.1	195.0
Midwest segment	496.6	501.2	500.1
Interactive segment	(402.5)	(74.9)	(35.4)
Other (1)	(110.8)	(97.6)	(100.7)
Total (3)	1,512.6	1,939.4	1,994.4
Rent expense associated with triple net operating leases (4)	(591.1)	(149.6)	(454.4)
Adjusted EBITDA	$921.5	$1,789.8	$1,540.0

Net income (loss) margin	(7.7)%	3.5%	7.1%
Adjusted EBITDAR margin	23.8%	30.3%	33.8%
Adjusted EBITDA margin	14.5%	28.0%	26.1%
(1)The Other category consists of the Company’s stand-alone racing operations, namely Sanford-Orlando Kennel Club, Sam Houston and Valley Race Parks (the remaining 50% was acquired by PENN on August 1, 2021), the Company’s joint venture interests in Freehold Raceway; and our management contract for Retama Park Racetrack. Expenses incurred for corporate and shared services activities that are directly attributable to a property or are otherwise incurred to support a property are allocated to each property. The Other category also includes corporate overhead costs, which consist of certain expenses, such as: payroll, professional fees, travel expenses and other general and administrative expenses that do not directly relate or have not otherwise been allocated. Corporate overhead costs $106.7 million, $98.5 million, and $103.3 million for the years ended December 31, 2023, 2022, and 2021, respectively.
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
(4)For the year ended December 31, 2023, pertains to the following operating leases: (i) AR PENN Master Lease; (ii) 2023 Master Lease; (iii) Margaritaville Lease; and (iv) Greektown Lease.
For the year ended December 31, 2022, pertains to the operating lease components contained within the (i) PENN Master Lease (specific to the land and building components associated with the operations of Hollywood Gaming at Dayton Raceway and Hollywood Gaming at Mahoning Valley

Race Course); (ii) Meadows Lease; (iii) Margaritaville Lease; (iv) Greektown Lease; and (v) Tropicana Lease (which terminated on September 26, 2022).
For the year ended December 31, 2021, pertains to the operating lease components contained within the (i) PENN Master Lease (specific to the land, inclusive of the variable expense associated with Columbus and Toledo) ; (ii) Pinnacle Master Lease (specific to the land); (iii) Meadows Lease; (iv) Margaritaville Lease; (v) Greektown Lease; and (vi) Tropicana Lease.

Consolidated comparison of the years ended December 31, 2023 and 2022
Revenues
The following table presents our consolidated revenues:

	For the year ended December 31,			$ Change		% Change
(dollars in millions)	2023	2022	2021	2023 vs. 2022	2022 vs. 2021	2023 vs. 2022	2022 vs. 2021
Revenues
Gaming	$4,905.8	$5,201.7	$4,945.3	$(295.9)	$256.4	(5.7)%	5.2%
Food, beverage, hotel and other	1,457.1	1,200.0	959.7	257.1	240.3	21.4%	25.0%
Total revenues	$6,362.9	$6,401.7	$5,905.0	$(38.8)	$496.7	(0.6)%	8.4%
Gaming revenues for the year ended December 31, 2023 decreased by $295.9 million compared to the prior year primarily due to a decrease in visitation in the South segment, decreases in online gaming revenues in our Interactive segment due to elevated promotional expense related to customer acquisitions through the launch of ESPN BET, and the sale of the Tropicana Las Vegas Hotel and Casino, Inc. (“Tropicana”) operations in September 2022. The prior year included Tropicana revenues through the sale on September 26, 2022, compared to none in the current year.
Food, beverage, hotel, and other revenues for the year ended December 31, 2023 increased by $257.1 million compared to the prior year, primarily due to increases in gaming tax reimbursement amounts charged to third-party online sports betting and/or iCasino partners for online sports betting and iCasino market access, as well as the inclusion of 100% of the operating results of Barstool subsequent to the Barstool Acquisition on February 17, 2023 until the disposition on August 8, 2023.
See “Segment comparison of the years ended December 31, 2023 and 2022” below for more detailed explanations of the fluctuations in revenues.
Operating expenses
The following table presents our consolidated operating expenses:

	For the year ended December 31,			$ Change		% Change
(dollars in millions)	2023	2022	2021	2023 vs. 2022	2022 vs. 2021	2023 vs. 2022	2022 vs. 2021
Operating expenses
Gaming	$2,989.4	$2,864.4	$2,540.7	$125.0	$323.7	4.4%	12.7%
Food, beverage, hotel and other	1,011.4	767.2	607.3	244.2	159.9	31.8%	26.3%
General and administrative	1,563.4	1,110.4	1,352.9	453.0	(242.5)	40.8%	(17.9)%
Depreciation and amortization	435.1	567.5	344.5	(132.4)	223.0	(23.3)%	64.7%
Impairment losses	130.6	118.2	—	12.4	118.2	10.5%	N/M
Loss on disposal of Barstool	923.2	—	—	923.2	—	N/M	N/M
Total operating expenses	$7,053.1	$5,427.7	$4,845.4	$1,625.4	$582.3	29.9%	12.0%
N/M - Not meaningful
Gaming expenses consist primarily of gaming taxes, payroll, marketing and promotional, and other expenses associated with our gaming operations. Gaming expenses for the year ended December 31, 2023 increased by $125.0 million compared to the prior year primarily due to increased payroll and marketing costs, partially offset by a decrease in gaming taxes due to the decrease in gaming revenues as described above. Also included in gaming expenses are certain non-recurring transaction costs of $16.8 million and $26.0 million for the years ended December 31, 2023 and 2022, respectively, related to third-party contract termination fees as we executed on our strategy to deploy our internally built technology stack, consisting of a player account management system and proprietary risk and trading platform, specific to the Interactive segment.

Food, beverage, hotel, and other expenses consist primarily of payroll costs, costs of goods sold, and other costs associated with our food, beverage, hotel, retail, racing, and interactive operations. Food, beverage, hotel and other expenses for the year ended December 31, 2023 increased $244.2 million compared to the prior year, primarily due to increases in gaming tax reimbursement amounts charged to third-party online sports betting and/or iCasino partners for online sports betting and iCasino market access, as well as the inclusion of operating expenses related to Barstool subsequent to the Barstool Acquisition on February 17, 2023 until the disposition on August 8, 2023.
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
General and administrative expenses for the year ended December 31, 2023 increased by $453.0 million compared to the prior year primarily due to an increase in rent expense associated with triple net operating leases of $441.5 million stemming from the execution on February 21, 2023 of both the AR PENN Master Lease and 2023 Master Lease. The impact of those aforementioned lease transactions resulted in the classification of all land components and building components to be operating leases of which the associated rent expense is recorded to “General and administrative” as described in Note 12, “Leases” to our Consolidated Financial Statements.
Depreciation and amortization for the year ended December 31, 2023 decreased year over year primarily due to a decrease in depreciation and amortization costs stemming from the execution on February 21, 2023 of both the AR PENN Master Lease and 2023 Master Lease. Prior to the execution of the aforementioned lease transactions, primarily all of the building components of the PENN Master Lease were classified as financing obligations of which depreciation of the associated property and equipment assets were previously recorded to “Depreciation and amortization” expense. Additionally, primarily all of the land components contained within the PENN Master Lease and the land and building components contained within the Perryville Lease were classified as finance leases of which amortization of the lease right-of-use assets (“ROU”) were recorded to “Depreciation and amortization” expense. The impact of these aforementioned lease transactions resulted in the classification of all land components and building components associated with the AR PENN Master Lease and 2023 Master Lease to be operating leases with the associated rent expense recorded to “General and administrative” as described in Note 12, “Leases” to our Consolidated Financial Statements.
Impairment losses for the year ended December 31, 2023 relate to impairment charges taken on our goodwill and other intangible assets of $30.0 million and $100.6 million, respectively, as a result of our annual impairment assessment during the fourth quarter of 2023.
The impairment of goodwill was specific to our Hollywood Casino at Greektown (“Greektown”) reporting unit and is due to continued economic challenges in the region in which it operates. As a result, we revised the cash flow projections for the reporting unit to be reflective of the current operating results and related economic environment.
The impairment of gaming licenses related to (i) Greektown due to the reasons discussed above; (ii) Hollywood Casino at PENN National Race Course (“PNRC”) and was largely due to the former expansion of gaming legislation in the market and increased supply, particularly from our recent openings of Hollywood Casino York and Hollywood Casino Morgantown, which continues to reduce the long-term projections of the property; and (iii) Ameristar East Chicago and was largely due to increased supply in the region. See Note 9, “Goodwill and Other Intangible Assets” to our Consolidated Financial Statements for further discussion.
Impairment losses for the year ended December 31, 2022 primarily relate to impairment charges at our Greektown property for goodwill and other intangible assets of $37.4 million and $65.4 million, respectively, as a result of an interim impairment assessment during the third quarter of 2022 as well as an impairment charge at our PNRC property for other intangible assets of $13.6 million as a result of our annual impairment assessment during the fourth quarter of 2022.
The impairment charges recorded in 2022 at Greektown were due to revised cash flow projections as the majority of the hotel was out of service for longer than anticipated during renovations caused by water damage. The impairment charge at PNRC was largely due to the expansion of gaming legislation in the market and increased supply, particularly from our recent openings of Hollywood Casino York and Hollywood Casino Morgantown, which reduced long-term projections of the property.

Loss on disposal of Barstool relates to the loss on the sale of 100% of the outstanding shares of Barstool to David Portnoy in exchange for nominal cash consideration (one dollar) as described in Note 6, “Acquisitions and Dispositions” in the notes to our Consolidated Financial Statements.
The following table presents our consolidated other income (expenses):

	For the year ended December 31,			$ Change		% Change
(dollars in millions)	2023	2022	2021	2023 vs. 2022	2022 vs. 2021	2023 vs. 2022	2022 vs. 2021
Other income (expenses)
Interest expense, net	$(464.7)	$(758.2)	$(562.8)	$293.5	$(195.4)	(38.7)%	34.7%
Interest income	$40.3	$18.3	$1.1	$22.0	$17.2	120.2%	1,563.6%
Income from unconsolidated affiliates	$25.3	$23.7	$38.7	$1.6	$(15.0)	6.8%	(38.8)%
Gain on Barstool Acquisition, net	$83.4	$—	$—	$83.4	$—	N/M	N/M
Gain on REIT transactions, net	$500.8	$—	$—	$500.8	$—	N/M	N/M
Loss on early extinguishment of debt	$—	$(10.4)	$—	$10.4	$(10.4)	N/M	N/M
Other	$5.5	$(72.1)	$2.5	$77.6	$(74.6)	N/M	N/M
Income tax benefit (expense)	$8.2	$46.4	$(118.6)	$(38.2)	$165.0	(82.3)%	N/M
N/M - Not meaningful
Interest expense, net decreased for the year ended December 31, 2023, as compared to the prior year, primarily due to a net decrease in Master Lease interest costs of $348.2 million due to changes in lease classifications as a result of the amendment of the PENN Master Lease, as described in Note 12, “Leases” to our Consolidated Financial Statements, partially offset by an increase in interest expense on our Senior Secured Credit Facilities related to an overall increase in interest rates.
Interest income increased for the year ended December 31, 2023, as compared to the prior year, primarily due to executing on our short term investing strategy utilizing money market funds which commenced during the year ended December 31, 2022.
Income from unconsolidated affiliates relates principally to our investment in Kansas Entertainment and Freehold Raceway joint ventures, as well as Barstool (prior to the Barstool Acquisition on February 17, 2023). The change in income from the prior year is due fluctuations in earnings from our investments in these unconsolidated affiliates.
Gain on Barstool Acquisition, net relates to the gain on our acquisition of all the outstanding shares of Barstool common stock not already owned by us on February 17, 2023 as described in Note 6, “Acquisitions and Dispositions” to our Consolidated Financial Statements. The gain consists of $66.5 million related to the remeasurement of our equity investment immediately prior to the acquisition date and $16.9 million related to the acquisition of the remaining 64% of Barstool common stock.
Gain on REIT transactions, net relates to the amendment and restatement of the PENN Master Lease which resulted in the (i) derecognition of $1.6 billion of financing obligations and (ii) derecognition of $1.1 billion of Property and Equipment, net. In conjunction with entering into the 2023 Master Lease, the individual triple net leases associated with the Meadows Lease and the Perryville Lease were terminated which resulted in a $6.5 million loss from the derecognition of ROU assets and lease liabilities. See Note 12, “Leases” to our Consolidated Financial Statements for additional details on both of these transactions.
Loss on early extinguishment of debt relates to the refinancing of the previous Senior Secured Credit Facilities in the prior year. See Note 11, “Long-term Debt” to our Consolidated Financial Statements for further discussion.
Other primarily relates to realized and unrealized gains and losses on equity securities held by PENN Interactive, as well as miscellaneous income and expense items. Equity securities were provided to the Company in conjunction with entering into multi-year agreements with sports betting operators for online sports betting and iCasino market access across our portfolio. For the year ended December 31, 2023, other income primarily consisted of dividend income of $10.8 million, offset by unrealized holding losses of $6.4 million on equity shares. For the year ended December 31, 2022, other income primarily related to unrealized holding losses of $69.9 million on equity shares.
Income tax benefit (expense) for the year ended December 31, 2023, was an $8.2 million benefit, as compared to a $46.4 million benefit for the year ended December 31, 2022. Our effective tax rate (income taxes as a percentage of income from operations before income taxes) was 1.7% for the year ended December 31, 2023, as compared to (26.5)% for the year ended

December 31, 2022. The effective tax rates for both 2023 and 2022 are not correlated to the amount of our income or loss before income taxes due to the impact of the significant nondeductible losses sustained from the Barstool divestiture and releasing the federal valuation allowance, respectively. The Company’s effective tax rate in the current year is lower than the federal statutory rate of 21% due to the effect of nondeductible officers’ compensation, increase in the valuation allowance and the nondeductible loss sustained from the Barstool divestiture as discussed in Note 6, “Acquisitions and Dispositions” and Note 14, “Income Taxes.”
Accordingly, the valuation allowance was reduced by $113.4 million resulting in a substantial decrease in income tax expense for the year ended December 31, 2022. During 2023, the Company increased the valuation allowance by $179.0 million for the capital loss carryforward generated from the Barstool divestiture transaction and for certain foreign and state deferred tax assets that are not more likely than not to be realized, resulting in an increase to income tax expense for the year ended December 31, 2023. See Note 14, “Income Taxes” to our Consolidated Financial Statements for further discussion.
Our effective income tax rate can vary each reporting period depending on, among other factors, the geographic and business mix of our earnings, changes to our valuation allowance, and the level of our tax credits. Certain of these and other factors, including our history and projections of pre-tax earnings, are considered in assessing our ability to realize our net deferred tax assets.
Segment comparison of the years ended December 31, 2023 and 2022
Northeast Segment

	For the year ended December 31,			$ Change		% / bps Change
(dollars in millions)	2023	2022	2021	2023 vs. 2022	2022 vs. 2021	2023 vs. 2022	2022 vs. 2021
Revenues:
Gaming	$2,451.4	$2,434.0	$2,344.2	$17.4	$89.8	0.7%	3.8%
Food, beverage, hotel, and other	287.0	261.9	208.2	25.1	53.7	9.6%	25.8%
Total revenues	$2,738.4	$2,695.9	$2,552.4	$42.5	$143.5	1.6%	5.6%

Adjusted EBITDAR	$831.0	$842.5	$848.4	$(11.5)	$(5.9)	(1.4)%	(0.7)%
Adjusted EBITDAR margin	30.3%	31.3%	33.2%			(100) bps	(190) bps
The Northeast segment’s revenues for the year ended December 31, 2023 increased by $42.5 million over the prior year, primarily due to increases in gaming and non-gaming revenues at our Greektown, Plainridge Park Casino, and Columbus properties, as well as increased visitation to our food and beverage outlets, offset by a reduction in gaming revenues, primarily at our Hollywood Casino Lawrenceburg and Ameristar East Chicago properties due to increased competition.
For the year ended December 31, 2023 the Northeast segment’s Adjusted EBITDAR decreased by $11.5 million as compared to the prior year, and Adjusted EBITDAR margin decreased to 30.3%, due to increased payroll costs and the negative impact of the union strike at Greektown in November 2023.
South Segment

	For the year ended December 31,			$ Change		% / bps Change
(dollars in millions)	2023	2022	2021	2023 vs. 2022	2022 vs. 2021	2023 vs. 2022	2022 vs. 2021
Revenues:
Gaming	$950.3	$1,050.7	$1,080.4	$(100.4)	$(29.7)	(9.6)%	(2.7)%
Food, beverage, hotel, and other	266.1	263.5	241.8	2.6	21.7	1.0%	9.0%
Total revenues	$1,216.4	$1,314.2	$1,322.2	$(97.8)	$(8.0)	(7.4)%	(0.6)%

Adjusted EBITDAR	$494.1	$548.1	$587.0	$(54.0)	$(38.9)	(9.9)%	(6.6)%
Adjusted EBITDAR margin	40.6%	41.7%	44.4%			(110) bps	(270) bps
The South segment’s revenues for the year ended December 31, 2023 decreased by $97.8 million over the prior year, primarily due to a decrease in visitation at many properties, partially due to increased competition that affected our L’Auberge

Lake Charles and Margaritaville properties and inclement weather during the first half of the year. During the prior year period, particularly in the first quarter, there were COVID restrictions in place in downtown New Orleans which increased visitation to our Hollywood Casino Gulf Coast, Boomtown New Orleans, and L’Auberge Baton Rouge properties.
For the year ended December 31, 2023, the South segment’s Adjusted EBITDAR decreased by $54.0 million and Adjusted EBITDAR margin decreased to 40.6%, primarily due to the decrease in gaming revenues as described above.
West Segment

	For the year ended December 31,			$ Change		% / bps Change
(dollars in millions)	2023	2022	2021	2023 vs. 2022	2022 vs. 2021	2023 vs. 2022	2022 vs. 2021
Revenues:
Gaming	$376.5	$387.6	$352.7	$(11.1)	$34.9	(2.9)%	9.9%
Food, beverage, hotel, and other	152.0	194.3	168.7	(42.3)	25.6	(21.8)%	15.2%
Total revenues	$528.5	$581.9	$521.4	$(53.4)	$60.5	(9.2)%	11.6%

Adjusted EBITDAR	$204.2	$220.1	$195.0	$(15.9)	$25.1	(7.2)%	12.9%
Adjusted EBITDAR margin	38.6%	37.8%	37.4%			80 bps	40 bps
The West segment’s revenues for the year ended December 31, 2023 decreased by $53.4 million over the prior year, primarily due to the sale of the Tropicana operations in September 2022 and a decrease in gaming revenues at Ameristar Black Hawk, partially offset by an increase in revenues at Zia Park Casino. The corresponding prior year included Tropicana revenues through the sale on September 26, 2022, compared to none in the current year.
For the year ended December 31, 2023, the West segment’s Adjusted EBITDAR decreased by $15.9 million primarily due to the decrease in revenues at Ameristar Black Hawk and the sale of Tropicana, as discussed above. Additionally, Adjusted EBITDAR margin increased to 38.6% primarily due to the sale of Tropicana which had a negative impact on margins in the prior year period.
Midwest Segment

	For the year ended December 31,			$ Change		% / bps Change
(dollars in millions)	2023	2022	2021	2023 vs. 2022	2022 vs. 2021	2023 vs. 2022	2022 vs. 2021
Revenues:
Gaming	$1,046.5	$1,045.9	$1,009.6	$0.6	$36.3	0.1%	3.6%
Food, beverage, hotel, and other	126.1	113.7	93.1	12.4	20.6	10.9%	22.1%
Total revenues	$1,172.6	$1,159.6	$1,102.7	$13.0	$56.9	1.1%	5.2%

Adjusted EBITDAR	$496.6	$501.2	$500.1	$(4.6)	$1.1	(0.9)%	0.2%
Adjusted EBITDAR margin	42.4%	43.2%	45.4%			(80) bps	(220) bps
The Midwest segment’s revenues for the year ended December 31, 2023 increased by $13.0 million over the prior year, primarily due to increased visitation at our hotels and food and beverage outlets.
For the year ended December 31, 2023, the Midwest segment’s Adjusted EBITDAR decreased by $4.6 million primarily due to an increase in payroll costs, partially offset by increased non-gaming revenues. The increase in payroll costs also affected Adjusted EBITDAR margin, which decreased to 42.4%.

Interactive Segment

	For the year ended December 31,			$ Change		% / bps Change
(dollars in millions)	2023	2022	2021	2023 vs. 2022	2022 vs. 2021	2023 vs. 2022	2022 vs. 2021
Revenues:
Gaming	$81.1	$283.5	$158.4	$(202.4)	$125.1	(71.4)%	79.0%
Food, beverage, hotel, and other	637.7	379.6	274.5	258.1	105.1	68.0%	38.3%
Total revenues	$718.8	$663.1	$432.9	$55.7	$230.2	8.4%	53.2%

Adjusted EBITDAR	$(402.5)	$(74.9)	$(35.4)	$(327.6)	$(39.5)	N/M	N/M
Adjusted EBITDAR margin	(56.0)%	(11.3)%	(8.2)%			N/M	N/M
N/M - Not meaningful
The Interactive segment’s revenues for the year ended December 31, 2023 increased by $55.7 million, compared to the prior year, primarily due to an increase in food, beverage, hotel, and other revenue, partially offset by a decrease in gaming revenue. Food, beverage, hotel, and other revenue increased primarily due to the inclusion of 100% of the operating results of Barstool until its disposition on August 8, 2023 and the inclusion of a tax gross-up of $390.4 million for the year ended December 31, 2023, compared to $251.6 million for year ended December 31, 2022. Online gaming revenue decreased due to elevated promotional expense resulting from the high volume of customers acquired through the launch of ESPN BET and unfavorable hold from sports results.
For the year ended December 31, 2023, the Interactive segment’s Adjusted EBITDAR decreased primarily due to increases in promotional incentives and marketing expense upon the launch of ESPN BET in November 2023. This also caused a decrease in Adjusted EBITDAR margin.
Other

	For the year ended December 31,			$ Change		% / bps Change
(dollars in millions)	2023	2022	2021	2023 vs. 2022	2022 vs. 2021	2023 vs. 2022	2022 vs. 2021
Revenues:
Food, beverage, hotel, and other	$20.2	$21.3	$10.6	$(1.1)	$10.7	(5.2)%	100.9%
Total revenues	$20.2	$21.3	$10.6	$(1.1)	$10.7	(5.2)%	100.9%

Adjusted EBITDAR	$(110.8)	$(97.6)	$(100.7)	$(13.2)	$3.1	N/M	N/M
N/M - Not meaningful
Other consists of the Company’s stand-alone racing operations, as well as corporate overhead costs, which primarily includes certain expenses such as payroll, professional fees, travel expenses, and other general and administrative expenses that do not directly relate to or have not otherwise been allocated. Revenues have decreased slightly compared to the prior year, primarily due to fluctuations in racing revenues.
Changes in Adjusted EBITDAR for the year ended December 31, 2023 primarily relate to an increase in payroll costs.
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
We define Adjusted EBITDA as earnings before interest expense, net; interest income; income taxes; depreciation and amortization; stock-based compensation; debt extinguishment charges; impairment losses; insurance recoveries, net of deductible charges; changes in the estimated fair value of our contingent purchase price obligations; gain or loss on disposal of assets; the difference between budget and actual expense for cash-settled stock-based awards; pre-opening expenses; loss on disposal of a business; non-cash gains/losses associated with REIT transactions as described in Note 12, “Leases” to our Consolidated Financial Statements; non-cash gains/losses associated with partial and step acquisitions as measured in accordance with ASC 805 “Business Combinations”; and other. Adjusted EBITDA is inclusive of income or loss from unconsolidated affiliates, with our share of non-operating items (such as interest expense, net; income taxes; depreciation and amortization; and stock-based compensation expense) added back for Barstool (prior to our acquisition of the remaining 64% of Barstool common stock on February 17, 2023) and our Kansas Entertainment, LLC joint venture. Adjusted EBITDA is inclusive of rent expense associated with our triple net operating leases with our REIT landlords. Although Adjusted EBITDA includes rent expense associated with our triple net operating leases, we believe Adjusted EBITDA is useful as a supplemental measure in evaluating the performance of our consolidated results of operations. We define Adjusted EBITDA margin as Adjusted EBITDA divided by consolidated revenues.
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

	For the year ended December 31,
(dollars in millions)	2023	2022	2021
Net income (loss)	$(491.4)	$221.7	$420.5
Income tax (benefit) expense	(8.2)	(46.4)	118.6
Interest expense, net	464.7	758.2	562.8
Interest income	(40.3)	(18.3)	(1.1)
Income from unconsolidated affiliates	(25.3)	(23.7)	(38.7)
Gain on Barstool Acquisition, net	(83.4)	—	—
Gain on REIT transactions, net	(500.8)	—	—
Loss on early extinguishment of debt	—	10.4	—
Other (income) expense	(5.5)	72.1	(2.5)
Operating income (loss)	(690.2)	974.0	1,059.6
Loss on disposal of Barstool	923.2	—	—
Stock-based compensation (1)	85.9	58.1	35.1
Cash-settled stock-based award variance (1)(2)	(13.8)	(15.5)	1.2
Loss on disposal of assets (1)	0.1	7.9	1.1
Contingent purchase price (1)	1.9	(0.6)	1.9
Pre-opening expenses (1)(3)	—	4.1	5.4
Depreciation and amortization	435.1	567.5	344.5
Impairment losses (4)	130.6	118.2	—
Insurance recoveries, net of deductible charges (1)	(13.9)	(10.7)	—
Income from unconsolidated affiliates	25.3	23.7	38.7
Non-operating items of equity method investments (5)	7.4	7.9	7.7
Other expenses (1)(3)(6)	29.9	55.2	44.8
Adjusted EBITDA	921.5	1,789.8	1,540.0
Rent expense associated with triple net operating leases (1)	591.1	149.6	454.4
Adjusted EBITDAR	$1,512.6	$1,939.4	$1,994.4

Net income (loss) margin	(7.7)%	3.5%	7.1%
Adjusted EBITDA margin	14.5%	28.0%	26.1%
Adjusted EBITDAR margin	23.8%	30.3%	33.8%
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
(4)    For the years ended December 31, 2023 and 2022, amounts relate to impairment charges in our Northeast segment of $130.6 million and $116.4 million, respectively. See Note 9, “Goodwill and Other Intangible Assets.”
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

	For the year ended December 31,			$ Change		% Change
(dollars in millions)	2023	2022	2021	2023 vs. 2022	2022 vs. 2021	2023 vs. 2022	2022 vs. 2021
Net cash provided by operating activities	$455.9	$878.2	$896.1	$(422.3)	$(17.9)	(48.1)%	(2.0)%
Net cash used in investing activities	$(742.6)	$(258.6)	$(1,221.8)	$(484.0)	$963.2	187.2%	(78.8)%
Net cash provided by (used in) financing activities	$(262.6)	$(853.0)	$339.9	$590.4	$(1,192.9)	(69.2)%	N/M
N/M - Not meaningful
Operating Cash Flow
Trends in our operating cash flows tend to follow trends in operating income, excluding non-cash charges, but can be affected by changes in working capital, the timing of significant interest payments, tax payments or refunds, and distributions from unconsolidated affiliates. Net cash provided by operating activities decreased by $422.3 million for the year ended December 31, 2023 primarily due to a decrease in income before taxes and an increase in payments associated with the operating components contained within our Triple Net Leases (as defined below).
Investing Cash Flow
Cash used in investing activities for the year ended December 31, 2023 of $742.6 million is primarily due to consideration paid for the Barstool Acquisition, net of cash acquired, of $314.6 million and capital expenditures of $360.0 million. For the year ended December 31, 2022, cash used in investing activities was primarily related to capital expenditures and the acquisition of a cost method investment, offset by insurance proceeds received for losses incurred due to Hurricane Laura in 2020.
Capital Expenditures
Capital expenditures are accounted for as either project capital (new facilities or expansions) or maintenance (replacement) which is inclusive of projects such as our retail sportsbooks, our cashless, cardless and contactless technology, and hotel renovations. Cash provided by operating activities, as well as cash available under our Amended Revolving Credit Facility and Revolving Facility, was available to fund our capital expenditures for the years ended December 31, 2023, 2022, and 2021, as applicable.
Capital expenditures for the year ended December 31, 2023 and 2022 were $360.0 million and $263.4 million, respectively. For the year ending December 31, 2024, our anticipated capital maintenance expenditures are approximately $225.0 million, which include capital expenditures under our Triple Net Leases, which require us to spend a specified percentage of revenues. Additionally for the year ending December 31, 2024, we anticipate capital project expenditures of $275.6 million in connection with the Aurora Project and Other Development Projects as a result of our Master Development Agreement with GLPI (as described in Note 12, “Leases” in the notes to our Consolidated Financial Statements). The Master Development Agreement provides that GLPI will fund up to $225.0 million for the Aurora Project and, upon PENN’s request, up to $350.0 million in the aggregate for the Other Development Projects, in accordance with certain terms and conditions set forth in the Master Development Agreement.
Financing Cash Flow
For the year ended December 31, 2023, net cash used in financing activities totaled $262.6 million compared to $853.0 million in net cash used in financing activities in the prior year. During the year ended December 31, 2023, net cash used in financing activities primarily related to $149.8 million of common stock repurchases, $47.1 million in principal payments on our finance leases, $39.2 million in principal payments on our financing obligations, and $37.5 million in principal debt repayments.
During the year ended December 31, 2022, cash used in financing activities of $853.0 million primarily related to $601.1 million of common stock repurchases, net debt repayments of $37.5 million, $18.2 million in debt issuance costs, and $173.7 million in principal payments on our finance leases and finance obligations.
Debt Issuance and Other long-term Obligations
On May 3, 2022, the Company entered into a Second Amended and Restated Credit Agreement with its various lenders (the “Second Amended and Restated Credit Agreement”). The Second Amended and Restated Credit Agreement provides for a $1.0 billion revolving credit facility, undrawn at close, (the “Amended Revolving Credit Facility”), a five-year $550.0 million term loan A facility (the “Amended Term Loan A Facility”) and a seven-year $1.0 billion term loan B facility (the “Amended Term Loan B Facility”) (together, the “Amended Credit Facilities”). The proceeds from the Amended Credit Facilities were used to repay the existing Term Loan A Facility and Term Loan B-1 Facility balances.
At December 31, 2023, we had $2.8 billion in aggregate principal amount of indebtedness, including $1.5 billion outstanding under our Amended Credit Facilities, $330.5 million outstanding under our 2.75% unsecured convertible notes due 2026 (the “Convertible Notes”), $400.0 million outstanding under our 5.625% senior unsecured notes due 2027 (the “5.625% Notes”), $400.0 million outstanding under our 4.125% senior unsecured notes due 2029 (the “4.125% Notes”), and $173.5 million outstanding in other long-term obligations. No amounts were drawn on our Amended Revolving Credit Facility. We have no debt maturing prior to 2026. As of December 31, 2023 we had conditional obligations under letters of credit issued pursuant to the Amended Credit Facilities with face amounts aggregating to $21.7 million resulting in $978.3 million available borrowing capacity under our Amended Revolving Credit Facility.
Covenants
Our Amended Credit Facilities, 5.625% Notes and 4.125% Notes, require us, among other obligations, to maintain specified financial ratios and to satisfy certain financial tests. In addition, our Amended Credit Facilities, 5.625% Notes and 4.125% notes, restrict, among other things, our ability to incur additional indebtedness, incur guarantee obligations, amend debt instruments, pay dividends, create liens on assets, make investments, engage in mergers or consolidations, and otherwise restrict corporate activities. Our debt agreements also contain customary events of default, including cross-default provisions that require us to meet certain requirements under the AR PENN Master Lease, the 2023 Master Lease, PENN Master Lease (prior to January 1, 2023), and the Pinnacle Master Lease (all of which are defined in Note 12, “Leases” in the notes to our Consolidated Financial Statements), each with GLPI. If we are unable to meet our financial covenants or in the event of a cross-default, it could trigger an acceleration of payment terms.
On February 15, 2024 (the “Amendment Effective Date”), PENN entered into a First Amendment (the “Amendment Agreement”) with its various lenders amending its Amended Credit Facilities (as amended, amended and restated, supplemented, or otherwise modified from time to time prior to the Amendment Effective Date, the “Existing Credit Agreement”). The Amendment Agreement amends the Existing Credit Agreement to provide that during the period beginning on the Amendment Effective Date and ending on the earlier of (i) the date that is two business days after the date on which the Company delivers a covenant relief period termination notice to the administrative agent and (ii) the date on which the administrative agent receives a compliance certificate for the quarter ending December 31, 2024 (the “Covenant Relief Period”), the Company will make an adjustment to exclude specified amounts of Interactive segment Adjusted EBITDAR (as defined in Note 18, “Segment Information” in the notes to our Consolidated Financial Statements) in its calculations to comply with the maximum total net leverage ratio or minimum interest coverage ratio (as such terms are defined in the Second Amended and Restated Credit Agreement). We will continue to be required to maintain specified financial ratios and to satisfy certain financial tests when our Covenant Relief Period terminates after December 31, 2024.
As of December 31, 2023, the Company was in compliance with all required financial covenants. The Company believes that it will remain in compliance with all of its required financial covenants for at least the next twelve months following the date of filing this Annual Report on Form 10-K with the SEC.
See Note 11, “Long-term Debt” in the notes to our Consolidated Financial Statements for additional information of the Company’s debt and other long-term obligations.
Share Repurchase Authorizations
During the second quarter of 2023, we completed our $750 million share repurchase authorization approved by the Board of Directors on February 1, 2022 (the “February 2022 Authorization”).
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
During the years ended December 31, 2023 and 2022, respectively, the Company repurchased 5,438,221 and 17,561,288 shares of its common stock in open market transactions for $149.8 million and $601.1 million at an average price of $27.54 and $34.23 per share under the February 2022 and December 2022 Authorizations. The cost of all repurchased shares is recorded as “Treasury stock” in the Consolidated Balance Sheets.
No shares of the Company’s common stock were repurchased subsequent to the year ended December 31, 2023. As of February 22, 2024, the remaining availability under our December 2022 Authorization was $749.5 million.
Other Factors Affecting Liquidity
ESPN BET Sportsbook Agreement
On August 8, 2023, PENN entered into the Sportsbook Agreement with ESPN which provides for a long-term strategic relationship between PENN and ESPN relating to online sports betting in the United States. In November 2023, the existing Barstool Sportsbook was rebranded and launched across all online platforms in the United States as ESPN BET, and our online product includes a Hollywood-branded integrated iCasino where permitted. The Sportsbook Agreement has an initial 10-year term and may be extended for an additional ten years upon mutual agreement of PENN and ESPN. In consideration for the media marketing services and brand and other rights provided by ESPN, PENN will pay $150.0 million per year in cash pursuant to the Sportsbook Agreement for the initial 10-year term and issue warrants pursuant to the Investment Agreement (see Note 13, “Commitments and Contingencies” in the notes to our Consolidated Financial Statements for additional information).
Triple Net Leases
The majority of the real estate assets (i.e., land and buildings) used in our operations are subject to triple net master leases; the most significant of which are with GLPI, and include the AR PENN Master Lease, 2023 Master Lease, PENN Master Lease (prior to January 1, 2023), and Pinnacle Master Lease (as such terms are defined in Note 12, “Leases” in the notes to our Consolidated Financial Statements, and collectively referred to as the “Master Leases”). We refer to the Master Leases, Perryville Lease (where applicable), the Meadows Lease (where applicable), the Margaritaville Lease, the Greektown Lease, the Tropicana Lease (terminated September 26, 2022) and the Morgantown Lease, collectively, as our “Triple Net Leases”. The Company’s Triple Net Leases are accounted for as either operating leases, finance leases, or financing obligations.
On February 21, 2023, the Company and GLPI entered into an agreement to amend and restate the PENN Master Lease, effective January 1, 2023, to (i) remove the land and buildings for Aurora, Joliet, Columbus, Toledo and the M Resort, and (ii) make associated adjustments to the rent after which the initial rent in the AR PENN Master Lease was reset to $284.1 million, consisting of $208.2 million of building base rent, $43.0 million of land base rent and $32.9 million of percentage rent (as such terms are defined in the AR PENN Master Lease). Subsequent to the execution of the AR PENN Master Lease, the lease contains real estate assets associated with 14 of the Company’s gaming facilities used in its operations. The current term of the AR PENN Master Lease expires on October 31, 2033 and thereafter contains three renewal terms of five years each on the same terms and conditions, exercisable at the Company’s option.
Concurrent with the execution of the AR PENN Master Lease, the Company and GLPI entered into the 2023 Master Lease, effective January 1, 2023, specific to the property associated with Aurora, Joliet, Columbus, Toledo, M Resort, Meadows, and Perryville and the Master Development Agreement. The 2023 Master Lease has an initial term through October 31, 2033 with three subsequent five-year renewal periods on the same terms and conditions, exercisable at the Company’s option. The 2023 Master Lease terminated the individual triple net leases associated with Meadows and Perryville. The 2023 Master Lease and AR PENN Master Lease are cross-defaulted, cross-collateralized, and coterminous, and subject to a parent guarantee.
The 2023 Master Lease includes the 2023 Master Lease Base Rent equal to $232.2 million and the Master Development Agreement contains additional rent equal to (i) 7.75% of any project funding received by PENN from GLPI for the Aurora Project and (ii) a percentage, based on the then-current GLPI stock price, of any project funding received by PENN from GLPI for the Other Development Projects. The Master Development Agreement provides that GLPI will fund up to $225.0 million for the Aurora Project and, upon PENN’s request, up to $350.0 million in the aggregate for the Other Development Projects, in accordance with certain terms and conditions set forth in the Master Development Agreement. These funding obligations of GLPI expire on January 1, 2026. The 2023 Master Lease Rent will be subject to a one-time increase of $1.4 million, effective November 1, 2027. The 2023 Master Lease Rent was subject to a fixed escalator of 1.5% on November 1, 2023 and will be annually thereafter. The Master Development Agreement provides that PENN may elect not to proceed with a development project prior to GLPI’s commencement of any equity or debt offering or credit facility draw intended to fund such a project or after such time in certain instances, provided that GLPI will be reimbursed for all costs and expenses incurred in connection with such discontinued project. The Aurora Project and the Other Development Projects are all subject to necessary regulatory and other government approvals.
Under our Triple Net Leases, in addition to lease payments for the real estate assets, we are required to pay the following, among other things: (i) all facility maintenance; (ii) all insurance required in connection with the leased properties and the business conducted on the leased properties; (iii) taxes levied on or with respect to the leased properties (other than taxes on the income of the lessor); (iv) all tenant capital improvements; and (v) all utilities and other services necessary or appropriate for the leased properties and the business conducted on the leased properties. As of December 31, 2023, we are required to make total annual minimum rent payments of $962.7 million, of which $943.6 million relates to our Triple Net Leases. Additionally, our Triple Net Leases are subject to annual escalators and periodic percentage rent resets, as applicable. See Note 12, “Leases” in the notes to our Consolidated Financial Statements for further discussion and disclosure related to the Company’s leases.
Payments to our REIT Landlords under Triple Net Leases
Total payments made to our REIT Landlords, GLPI and VICI, were as follows:

	For the year ended December 31,
(in millions)	2023	2022	2021
AR PENN Master Lease	$284.1	$—	$—
2023 Master Lease	232.8	—	—
PENN Master Lease	—	480.3	475.7
Pinnacle Master Lease	339.4	334.1	328.3
Perryville Lease	—	7.8	3.9
Meadows Lease	—	24.6	24.9
Margaritaville Lease	26.2	23.8	23.5
Greektown Lease	52.2	51.3	53.1
Morgantown Lease	3.1	3.1	3.0
Total (1)	$937.8	$925.0	$912.4
(1)Cash rent payable under the Tropicana Lease was nominal prior to the lease termination on September 26, 2022. Therefore, it has been excluded from the table above.
Other Contractual Cash Obligations
The following table presents our other contractual cash obligations as of December 31, 2023:

		Payments Due by Period
(in millions)	Total	2024	2025-2026	2027-2028	2029 and after
Purchase obligations	$790.7	$339.4	$322.5	$55.6	$73.2
Other liabilities reflected within our Consolidated Balance Sheets (1)	8.0	0.3	0.6	0.6	6.5
Total	$798.7	$339.7	$323.1	$56.2	$79.7
(1)Excludes the liability for unrecognized tax benefits of $47.2 million, as we cannot reasonably estimate the period of cash settlement with the respective taxing authorities. Additionally, it does not include a total of $254.5 million related to the payments associated with our (i) contingent purchase price obligations; and (ii) financing arrangement in which we received upfront cash proceeds permitting us to participate in future claims, as they are not fixed obligations.
Outlook
Based on our current level of operations, we believe that cash generated from operations and cash on hand, together with amounts available under our Amended Credit Facilities, will be adequate to meet our anticipated obligations under our Triple Net Leases, debt service requirements, capital expenditures and working capital needs for the foreseeable future. However, our ability to generate sufficient cash flow from operations will depend on a range of economic, competitive and business factors, many of which are outside our control. We cannot be certain: (i) of the impact of price inflation, changes in interest rates on the U.S. economy, economic uncertainty, and geopolitical uncertainty; (ii) that our anticipated earnings projections will be realized; (iii) that we will achieve the expected synergies from our acquisitions and joint ventures; and (iv) that future borrowings will be available under our Amended Credit Facilities or otherwise will be available in the credit markets to enable us to service our indebtedness or to make anticipated capital expenditures. We caution that the performance and trends seen across our portfolio may not continue. In addition, while we anticipated that a significant amount of our future growth would come through the pursuit of opportunities within other distribution channels, such as media, retail, and online gaming; from acquisitions of gaming properties at reasonable valuations; greenfield projects; development projects; and jurisdictional expansions and property expansion in under-penetrated markets; there can be no assurance that this will be the case. If we consummate significant acquisitions in the future or undertake any significant property expansions, our cash requirements may increase significantly, and we may need to make additional borrowings or complete equity or debt financings to meet these requirements. See “Risk Factors—Risks Related to Our Capital Structure” within “Item 1A. Risk Factors,” of this Annual Report on Form 10-K for more information on additional financing risks.
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
RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
For information on new accounting pronouncements and the impact of these pronouncements on our Consolidated Financial Statements, see Note 3, “New Accounting Pronouncements” in the notes to our Consolidated Financial Statements.
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
Leases
The assessment of lease classifications of land and building components contained within each of the AR PENN Master Lease and the 2023 Master Lease (as described in Note 12, “Leases” in the notes to our Consolidated Financial Statements) required management to make significant estimates and assumptions. These included estimates for the (i) fair value of the land and building assets; (ii) the term of the lease, including whether any renewal terms are reasonably certain of being exercised; and (iii) the discount rate (collateralized incremental borrowing rate) over the lease term. Additionally, management assessed whether the agreements should be accounted for as a separate or combined contract and whether the AR PENN Master Lease should be considered a lease modification or a new lease.
Business Combination
In connection with the Company’s acquisition of Barstool (as described in Note 6, “Acquisitions and Dispositions” in the notes to our Consolidated Financial Statements), valuations were completed to determine the allocation of the purchase price. The factors considered in the valuation include data gathered as a result of the Company’s due diligence in connection with the acquisition, projections for future operations, and data obtained from third-party valuation specialists, as deemed appropriate.
We allocated the business combination purchase price to tangible and identifiable intangible assets acquired and liabilities assumed based on their fair values. The excess of the purchase price over those fair values was recorded as goodwill.
Accounting for this business combination required management to make significant estimates and assumptions, including our estimate of intangible assets, such as the Barstool trade name, advertising relationships, other tradenames and brands, and customer relationships. Although we believe the estimates and assumptions made have been reasonable and appropriate, they are inherently uncertain. The most significant of the assumptions used in the valuations included: (1) revenue growth; (2)

discount rates; (3) effective income tax rates; (4) future terminal values; and (5) gaming royalties for the use of the Barstool tradename assumptions. These assumptions were developed based on historical trends in the current competitive markets in which Barstool and PENN operate as well as projections of future performance. Significant assumptions with respect to our trade names and customer relationships involved selecting the appropriate royalty rates and cost estimates for replacement cost analyses. Advertising relationships were valued utilizing a with-and-without method. Where a relief-from-royalty method was utilized, significant assumptions included projecting revenues attributable to the asset, royalty rates, obsolescence factors, estimated synergies and discount rates. Where a replacement cost method was utilized, significant assumptions included estimating cost and time required to replace, determining the opportunity cost over the replacement period, and estimating a mark-up on development costs. Where a with-and-without method was utilized, significant assumptions included projecting revenues with direct advertising relationships and projecting revenues without direct advertising relationships and determining discount rates.
Goodwill and other intangible assets
As of December 31, 2023, the Company had $2.7 billion in goodwill and $1.6 billion in other intangible assets within its Consolidated Balance Sheet, representing 16.8% and 10.1% of total assets, respectively. These intangible assets require significant management estimates and judgment pertaining to: (i) the valuation in connection with initial purchase price allocations and (ii) the ongoing evaluation for impairment. Our annual goodwill and other indefinite-lived intangible assets impairment test is performed on October 1st of each year, or more frequently if indicators of impairment exist. As a result of our annual test completed during the fourth quarter of 2023, we recognized $30.0 million in impairment charges on our goodwill, which related to our Hollywood Casino at Greektown reporting unit, and $100.6 million in impairment charges on our gaming licenses, which related to our Hollywood Casino at Greektown, Hollywood Casino at PENN National Race Course, and Ameristar East Chicago properties. For further discussion, see Note 9, “Goodwill and Other Intangible Assets” to our Consolidated Financial Statements.
For quantitative goodwill impairment tests, an income approach, in which a discounted cash flow (“DCF”) model is utilized, and a market-based approach using guideline public company multiples of earnings before interest, taxes, depreciation, and amortization from the Company’s peer group are utilized in order to estimate the fair market value of the Company’s reporting units. In determining the carrying amount of each reporting unit that utilizes real estate assets subject to the Triple Net Leases, if and as applicable, (i) the Company allocates each reporting unit their pro-rata portion of the ROU assets, lease liabilities, and/or financing obligations, and (ii) pushes down the carrying amount of the property and equipment subject to such leases. In general, as it pertains to the Master Leases, such amounts are allocated based on the reporting unit’s projected Adjusted EBITDA as a percentage of the aggregate estimated Adjusted EBITDA of all reporting units subject to each of the Master Leases, as applicable. The Company compares the fair value of its reporting units to the carrying amounts. If the carrying amount of the reporting unit exceeds the fair value, an impairment is recorded equal to the amount of the excess (not to exceed the amount of goodwill allocated to the reporting unit).
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

Reporting units with goodwill, gaming licenses or trademarks which were identified during our 2023 annual impairment assessment as having less than a substantial passing margin were subject to a sensitivity analysis to determine the potential impairment losses:

			Amount of impairment loss as a result of:
(dollars in millions)	Carrying Amount	Passing Margin	Discount Rate +100 bps	Terminal Growth Rate -50 bps
Goodwill
Argosy Casino Riverside	$161.2	19.0%	$—	$—

Gaming License
Ameristar East Chicago	$24.0	—%	$5.5	$0.5
Boomtown New Orleans	$63.3	13.8%	$0.3	$—
Hollywood Casino at Greektown	$51.0	—%	$9.0	$—
Hollywood Casino at PENN National Race Course	$55.0	—%	$9.0	$—
L’Auberge Lake Charles	$221.3	5.8%	$18.3	$—

Trademark
Ameristar East Chicago	$16.0	12.5%	$—	$—
L’Auberge Lake Charles	$47.5	16.8%	$—	$—
theScore	$91.2	2.5%	$7.2	$0.2

			Amount of impairment loss as a result of:
(dollars in millions)	Carrying Amount	Passing Margin	a 10% decrease in forecasted revenues and EBITDA
Goodwill
PENN Interactive	$1,626.2	9.7%	$1.3
ITEM 7A.QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
We are exposed to market risk from adverse changes in interest rates with respect to the short-term floating interest rates on borrowings under our Amended Credit Facilities. As of December 31, 2023, the Company’s Amended Credit Facilities had a gross outstanding balance of $1.5 billion, consisting of a $508.8 million Amended Term Loan A Facility and a $985.0 million Amended Term Loan B Facility. As of December 31, 2023, we have $978.3 million of available borrowing capacity under our Amended Revolving Credit Facility.
The table below provides information as of December 31, 2023 about our long-term debt obligations that are sensitive to changes in interest rates, including the notional amounts maturing during the twelve-month period presented and the related weighted-average interest rates by maturity dates.

(dollars in millions)	2024	2025	2026	2027	2028	Thereafter	Total	Fair Value
Fixed rate	$—	$—	$—	$400.0	$—	$—	$400.0	$388.0
Average interest rate				5.625%
Fixed rate	$—	$—	$—	$—	$—	$400.0	$400.0	$340.0
Average interest rate						4.125%
Fixed rate	$—	$—	$330.5	$—	$—	$—	$330.5	$427.6
Average interest rate			2.750%
Variable rate	$37.5	$37.5	$37.5	$436.3	$10.0	$935.0	$1,493.8	$1,483.5
Average interest rate (1)	5.639%	5.679%	5.709%	5.633%	6.076%	6.076%
(1)Estimated rate, reflective of forward SOFR as of December 31, 2023 plus the spread over SOFR applicable to variable-rate borrowing.
Foreign Currency Exchange Rate Risk
We are exposed to currency translation risk because the results of our international entities are reported in local currency, which we then translate to U.S. dollars for inclusion in our Consolidated Financial Statements. As a result, changes between the foreign exchange rates, in particular the Canadian dollar compared to the U.S. dollar, affect the amounts we record for our foreign assets, liabilities, revenues and expenses, and could have a negative effect on our financial results. The results of theScore are reported in Canadian dollars, which we then translate to U.S. dollars for inclusion in our Consolidated Financial Statements. We do not currently enter into hedging arrangements to minimize the impact of foreign currency fluctuations on our operations. For the year ended December 31, 2023, we incurred an unrealized foreign currency translation adjustment gain of $44.1 million, as compared to unrealized foreign currency translation losses of $114.2 million and $54.4 million for the years ended December 31, 2022, and 2021, respectively, as reported in “Foreign currency translation adjustment during the period” within our Consolidated Statements of Comprehensive Income (Loss).

ITEM 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of
PENN Entertainment, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of PENN Entertainment, Inc. and subsidiaries (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive income (loss), changes in stockholders’ equity, and cash flows, for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 22, 2024, expressed an unqualified opinion on the Company’s internal control over financial reporting.
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
Goodwill – Refer to Notes 2 and 9 to the financial statements
Critical Audit Matter Description
The Company’s goodwill is tested annually for impairment, or more frequently if indicators of impairment exist, by comparing the fair value of each reporting unit to their carrying amount. The Company determines the fair value of its reporting units using a combination of income-based and market-based approaches. The key inputs in determining the fair value of its reporting units include projected operating cash flows discounted to reflect the level of risk associated with receiving future cash flows. As of December 31, 2023, the book value of goodwill was $2,695.1 million of which $1,663.9 million was allocated to the Interactive reporting unit (“Interactive”). The fair value of the Interactive reporting unit exceeded its carrying value by 9.7% as of the measurement date, therefore, no impairment was recognized.

Auditing the fair value of the Interactive reporting unit involved a high degree of subjectivity in evaluating whether management’s estimates and assumptions of projected revenue and operating cash flows and the selection of the discount rate used to derive the fair value were reasonable, including the need to involve our fair value specialists.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to forecasts of revenue and operating cash flows and the determination of the discount rates used by management to estimate the fair value of the reporting unit included the following, among others:
•We tested the effectiveness of controls over determining the fair value, including those over the forecasts of revenue and operating cash flows and the selection of the discount rates.
•We evaluated management’s ability to accurately forecast revenues and operating cash flows by comparing actual results to management’s historical forecasts.
•We evaluated the reasonableness of management’s operating cash flow forecasts by comparing the forecasts to:
◦Historical results
◦Internal communications to management and the Board of Directors; and
◦Forecasted information included in the Company’s press release as well as in analyst and industry reports for the Company and certain of its peer companies
•With the assistance of our fair value specialists, we evaluated the reasonableness of the discount rate by:
◦Testing the source information underlying the determination of the discount rate and the mathematical accuracy of the calculations; and
◦Developing a range of independent estimates and comparing those to the discount rate selected by management.
Lease Amendments – Refer to Notes 2 and 12 to the financial statements
Critical Audit Matter Description
The Company amended the PENN Master Lease between the Company and Gaming and Leisure Properties, Inc. (“GLPI”) on February 21, 2023 (the “AR PENN Master Lease”) and concurrently entered into a new triple net master lease (the “2023 Master Lease”) with GLPI. The Company concluded the AR PENN Master Lease amendment constituted a modification event under Accounting Standards Codification Topic 842, (“ASC 842”). The Company determined that it is not reasonably certain it will exercise any of the renewal options under the AR PENN Master Lease and 2023 Master Lease and therefore determined the lease terms should not extend through the optional three renewal terms of five years each.
The Company performed a lease classification test to apply ASC 842 to the 2023 Master Lease and AR Penn Master Lease modification to determine if the lease will be accounted for as an operating, sales-type lease, or direct financing lease. The lease classification tests and the resulting calculations require subjective judgments, such as determining the likelihood the Company will exercise all renewal options, in order to determine the lease term. A change in this judgment can result in a material difference in the financial statement presentation.
Given the significant judgments made by management to determine the expected lease term, we performed audit procedures to assess the reasonableness of such judgments, which required a high degree of auditor judgment.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the judgments surrounding the determination of the lease term for the new and modified lease included the following, among others:
•We tested the effectiveness of the controls over management’s assessment of the likelihood the Company would exercise all renewal options.
•We evaluated the significant judgments made by management to determine the expected lease term by:

◦Obtaining lease agreements to examine material lease provisions considered by management in their analysis;
◦Evaluating the Company’s historical pattern of lease modifications by examining both confirming and contradictory evidence; and
◦Assessing the significance of the leased assets to the Company’s operations by examining financial information.
Barstool Acquisition – Refer to Notes 2 and 6 to the financial statements
Critical Audit Matter Description
The Company completed the acquisition of Barstool Sports, Inc. (“Barstool”) on February 17, 2023, by purchasing the remaining 64% of the outstanding shares of Barstool common stock for $405.5 million (“Barstool Acquisition”) and at the closing date of the acquisition, determined the fair value of Barstool to be $660.0 million, which resulted in a gain of $83.4 million. The Company allocated the fair value of Barstool to the underlying tangible and identifiable intangible assets acquired and liabilities assumed and any noncontrolling interests assumed based on their estimated fair values, including tradename, with any excess recorded as goodwill.
The fair value determination of the fair value of Barstool and the tradename required management to make significant estimates and assumptions around expected cash flows and projected financial results, including forecasted revenues (collectively the “forecast”) and the selection of a discount rate. Changes to these assumptions and estimates could have a significant impact on the value of the tradename and recognition of goodwill. Therefore, auditing the forecast and the selection of the discount rate involved a higher degree of auditor judgement and subjectivity, including the involvement of fair value specialists.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the forecasts and selection of discount rate used in the determining the fair value of Barstool and the tradename included the following, among others:
•We tested the effectiveness of controls over the valuation of Barstool and the tradename, including management's controls over forecasted revenue growth rates, forecasted cash flows and selection of the discount rate.
•We evaluated the reasonableness of management's forecasts by:
▪Comparing the forecasts to information included in the company’s communications to the Board of Directors;
▪Comparing the forecast to historical financial results and industry reports; and
▪Conducting inquiries with management.
•With the assistance of our fair value specialists, we evaluated the reasonableness of the discount rate by:
▪Testing the source information underlying the determination of the discount rate and testing the mathematical accuracy of the calculations; and
▪Developing a range of independent estimates and comparing those to the discount rate selected by management.
Barstool Disposition and Indemnification Liability – Refer to Notes 6 and 19 to the financial statements
Critical Audit Matter Description
On August 8, 2023, the Company entered into a stock purchase agreement (the “Barstool SPA”) and sold 100% of the outstanding shares of Barstool to David Portnoy in exchange for nominal cash consideration (one dollar) and certain non-compete and other restrictive covenants (the “Barstool Disposition”). Under the Barstool SPA, the Company has the right to receive 50% of the gross proceeds received by David Portnoy in any subsequent sale or other monetization event of Barstool and the Company will indemnify Barstool and its subsidiaries and David Portnoy for certain tax matters. As of December 31, 2023, the Company recorded a $70.0 million indemnification liability associated with this obligation.
Additional audit effort was required to assess whether the Barstool Disposition and indemnification liability were properly accounted for and disclosed in the financial statements. The indemnification liability required management to make significant estimates and assumptions, including the fair value of the shares of Barstool at the time of the disposition and the probability of potential outcomes. Auditing the fair value of the shares of Barstool and the probability of potential outcomes involved a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value and tax specialists, in evaluating whether management’s estimates and assumptions, including the valuation methodology and key inputs in determining the fair value of the shares of Barstool (revenue multiples and revenue forecasts) and the probability of potential outcomes, were reasonable.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to evaluating whether the Barstool Disposition and indemnification liability were accounted for and disclosed properly in the financial statements included the following, among others:
•We tested the effectiveness of controls over the Company’s determination of the accounting and disclosure of the Barstool Disposition, including the determination of key inputs in the determination of the indemnification liability.
•We evaluated the form and substance of the transaction by:
◦Examining the terms and provisions included in the Barstool SPA;
◦Conducting inquiries with management and the audit committee and examining board of director meeting minutes to corroborate discussions; and
◦Examining analyses provided to the board of directors to be considered in their approval of the disposition.
•We evaluated the reasonableness of the indemnification liability, including the valuation methodology, key inputs, and potential outcomes by:
◦Comparing the forecasted revenue to actual financial results and industry reports;
◦With the assistance of our tax specialist, evaluating the reasonableness of the probability of potential outcomes by:
▪Assessing the tax position taken, including reviewing opinions provided to the Company from outside tax specialists.
◦With the assistance of our fair value specialists, evaluating the reasonableness of the valuation methodology and revenue multiples by:
•Testing the source information underlying the determination of the business valuation and testing the mathematical accuracy of the calculations; and
•Developing a range of independent estimates and comparing those to the revenue multiples selected by management.
▪Evaluating whether the value of Barstool was reasonable in consideration of evidence obtained in other areas of the audit.
•We evaluated whether the financial statement disclosures were consistent with the terms and purpose of the disposition.

/s/ Deloitte & Touche LLP

Philadelphia, Pennsylvania
February 22, 2024

We have served as the Company’s auditor since 2017.

PENN ENTERTAINMENT, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
(in millions, except share and per share data)	2023	2022
Assets
Current assets
Cash and cash equivalents	$1,071.8	$1,624.0
Accounts receivable, net	319.0	247.0
Prepaid expenses	225.6	106.1
Other current assets	42.6	36.3
Total current assets	1,659.0	2,013.4
Property and equipment, net	3,514.0	4,515.5
Investment in and advances to unconsolidated affiliates	84.9	248.6
Goodwill	2,695.1	2,689.5
Other intangible assets, net	1,618.2	1,738.9
Lease right-of-use assets	6,305.7	6,103.3
Other assets	187.3	192.9
Total assets	$16,064.2	$17,502.1

Liabilities
Current liabilities
Accounts payable	$36.6	$40.1
Current maturities of long-term debt	47.6	56.2
Current portion of financing obligations	41.3	63.4
Current portion of lease liabilities	342.6	194.3
Accrued expenses and other current liabilities	1,021.9	804.7
Total current liabilities	1,490.0	1,158.7
Long-term debt, net of current maturities, debt discount, and debt issuance costs	2,718.0	2,721.3
Long-term portion of financing obligations	2,386.1	3,970.7
Long-term portion of lease liabilities	6,006.6	5,903.0
Deferred income taxes	117.6	33.9
Other long-term liabilities	146.3	117.9
Total liabilities	12,864.6	13,905.5
Commitments and contingencies (Note 13)
Stockholders’ equity
Series B preferred stock ($0.01 par value, 1,000,000 shares authorized, no shares issued and outstanding)	—	—
Series C preferred stock ($0.01 par value, 18,500 shares authorized, no shares issued and outstanding)	—	—
Series D Preferred stock ($0.01 par value, 5,000 shares authorized, 969 shares issued for both periods, and no shares and 581 shares outstanding)	—	19.4
Common stock ($0.01 par value, 400,000,000 shares authorized, 176,719,596 and 172,632,389 shares issued, and 151,552,694 and 152,903,708 shares outstanding)	1.8	1.7
Exchangeable shares ($0.01 par value, 768,441 shares authorized in both periods, 700,393 and 697,539 issued, and 560,267 and 620,019 shares outstanding)	—	—
Treasury stock, at cost, (25,166,902 and 19,728,681 shares)	(779.5)	(629.5)
Additional paid-in capital	4,436.6	4,220.2
Retained earnings (accumulated deficit)	(335.5)	154.5
Accumulated other comprehensive loss	(121.3)	(168.6)
Total PENN Entertainment, Inc. stockholders’ equity	3,202.1	3,597.7
Non-controlling interest	(2.5)	(1.1)
Total stockholders’ equity	3,199.6	3,596.6
Total liabilities and stockholders’ equity	$16,064.2	$17,502.1
See accompanying notes to the Consolidated Financial Statements.

PENN ENTERTAINMENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the year ended December 31,
(in millions, except per share data)	2023	2022	2021
Revenues
Gaming	$4,905.8	$5,201.7	$4,945.3
Food, beverage, hotel, and other	1,457.1	1,200.0	959.7
Total revenues	6,362.9	6,401.7	5,905.0
Operating expenses
Gaming	2,989.4	2,864.4	2,540.7
Food, beverage, hotel, and other	1,011.4	767.2	607.3
General and administrative	1,563.4	1,110.4	1,352.9
Depreciation and amortization	435.1	567.5	344.5
Impairment losses	130.6	118.2	—
Loss on disposal of Barstool	923.2	—	—
Total operating expenses	7,053.1	5,427.7	4,845.4
Operating income (loss)	(690.2)	974.0	1,059.6
Other income (expenses)
Interest expense, net	(464.7)	(758.2)	(562.8)
Interest income	40.3	18.3	1.1
Income from unconsolidated affiliates	25.3	23.7	38.7
Gain on Barstool Acquisition, net	83.4	—	—
Gain on REIT transactions, net	500.8	—	—
Loss on early extinguishment of debt	—	(10.4)	—
Other	5.5	(72.1)	2.5
Total other income (expenses)	190.6	(798.7)	(520.5)
Income (loss) before income taxes	(499.6)	175.3	539.1
Income tax benefit (expense)	8.2	46.4	(118.6)
Net income (loss)	(491.4)	221.7	420.5
Less: Net loss attributable to non-controlling interest	1.4	0.4	0.3
Net income (loss) attributable to PENN Entertainment, Inc.	$(490.0)	$222.1	$420.8

Earnings (loss) per share
Basic earnings (loss) per share	$(3.22)	$1.37	$2.64
Diluted earnings (loss) per share	$(3.22)	$1.29	$2.48

Weighted-average common shares outstanding—basic	152.1	161.2	158.7
Weighted-average common shares outstanding—diluted	152.1	176.6	175.5
See accompanying notes to the Consolidated Financial Statements.

PENN ENTERTAINMENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	For the year ended December 31,
(in millions)	2023	2022	2021
Net income (loss)	$(491.4)	$221.7	$420.5
Other comprehensive income (loss):
Unrealized gain on debt securities, net of tax expense of $1.0	3.2	—	—
Foreign currency translation adjustment during the period	44.1	(114.2)	(54.4)
Other comprehensive income (loss)	47.3	(114.2)	(54.4)
Total comprehensive income (loss)	(444.1)	107.5	366.1
Less: Comprehensive loss attributable to non-controlling interest	1.4	0.4	0.3
Comprehensive income (loss) attributable to PENN Entertainment, Inc.	$(442.7)	$107.9	$366.4
See accompanying notes to the Consolidated Financial Statements.

PENN ENTERTAINMENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Preferred Stock		Common Stock				Treasury Stock	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total PENN Stock-holders’ Equity	Non-Controlling Interest	Total Stock-holders’ Equity
(in millions, except share data)	Shares	Amount	PENN Entertainment Shares	Amount	Exchangeable Shares	Amount
Balance as of January 1, 2021	883	$23.1	155,700,834	$1.6	—	$—	$(28.4)	$3,167.2	$(507.3)	$—	$2,656.2	$(0.4)	$2,655.8
Share-based compensation arrangements	—	—	1,061,242	—	—	—	—	35.1	—	—	35.1	—	35.1
Share issuance in connection with acquisitions	—	—	12,561,127	0.1	697,539	—	—	1,039.5	—	—	1,039.6	—	1,039.6
Preferred stock issuance	86	8.1	—	—	—	—	—	—	—	—	8.1	—	8.1
Preferred stock conversions	(194)	(5.4)	194,200	—	—	—	—	5.4	—	—	—	—	—
Exchangeable shares conversions	—	—	44,480	—	(44,480)	—	—	—	—	—	—	—	—
Currency translation adjustment	—	—	—	—	—	—	—	—	—	(54.4)	(54.4)	—	(54.4)
Net income (loss)	—	—	—	—	—	—	—	—	420.8	—	420.8	(0.3)	420.5
Other	—	—	—	—	—	—	—	(7.6)	—	—	(7.6)	—	(7.6)
Balance as of December 31, 2021	775	25.8	169,561,883	1.7	653,059	—	(28.4)	4,239.6	(86.5)	(54.4)	4,097.8	(0.7)	4,097.1
Share-based compensation arrangements	—	—	607,818	—	—	—	—	58.1	—	—	58.1	—	58.1
Share repurchases	—	—	(17,561,288)	—	—	—	(601.1)	—	—	—	(601.1)	—	(601.1)
Preferred stock conversions	(194)	(6.4)	194,200	—	—	—	—	6.4	—	—	—	—	—
Common stock issuance	—	—	68,055	—	—	—	—	2.2	—	—	2.2	—	2.2
Exchangeable shares conversions	—	—	33,040	—	(33,040)	—	—	—	—	—	—	—	—
Currency translation adjustment	—	—	—	—	—	—	—	—	—	(114.2)	(114.2)	—	(114.2)
Cumulative-effect adjustment upon adoption of ASU 2020-06	—	—	—	—	—	—	—	(88.2)	18.9	—	(69.3)	—	(69.3)
Net income (loss)	—	—	—	—	—	—	—	—	222.1	—	222.1	(0.4)	221.7
Other	—	—	—	—	—	—	—	2.1	—	—	2.1	—	2.1
Balance as of December 31, 2022	581	19.4	152,903,708	1.7	620,019	—	(629.5)	4,220.2	154.5	(168.6)	3,597.7	(1.1)	3,596.6
Share-based compensation arrangements	—	—	997,137	—	—	—	—	85.9	—	—	85.9	—	85.9
Share issuance in connection with acquisitions	—	—	2,442,809	—	—	—	—	80.8	—	—	80.8	—	80.8
Share repurchases	—	—	(5,438,221)	—	—	—	(149.8)	—	—	—	(149.8)	—	(149.8)
Preferred stock conversions	(581)	(19.4)	580,600	—	—	—	—	19.4	—	—	—	—	—
Common stock issuance	—	—	4,055	—	—	—	—	0.1	—	—	0.1	—	0.1
Exchangeable share issuance	—	—	—	—	2,854	—	—	—	—	—	—	—	—
Exchangeable shares conversions	—	—	62,606	—	(62,606)	—	—	—	—	—	—	—	—
Investment Agreement warrants (Note 13)	—	—	—	—	—	—	—	22.8	—	—	22.8	—	22.8
Unrealized gain on debt securities	—	—	—	—	—	—	—	—	—	3.2	3.2	—	3.2
Currency translation adjustment	—	—	—	—	—	—	—	—	—	44.1	44.1	—	44.1
Net loss	—	—	—	—	—	—	—	—	(490.0)	—	(490.0)	(1.4)	(491.4)
Other	—	—	—	0.1	—	—	(0.2)	7.4	—	—	7.3	—	7.3
Balance as of December 31, 2023	—	$—	151,552,694	$1.8	560,267	$—	$(779.5)	$4,436.6	$(335.5)	$(121.3)	$3,202.1	$(2.5)	$3,199.6
See accompanying notes to the Consolidated Financial Statements.

PENN ENTERTAINMENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the year ended December 31,
(in millions)	2023	2022	2021
Operating activities
Net income (loss)	$(491.4)	$221.7	$420.5
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	435.1	567.5	344.5
Amortization of debt discount and debt issuance costs	8.1	9.0	22.8
Noncash interest expense	36.1	27.6	17.9
Noncash operating lease expense	305.5	87.5	160.8
Gain on acquisition of Sam Houston	—	—	(29.9)
Gain on Barstool Acquisition, net	(83.4)	—	—
Gain on REIT transactions, net	(500.8)	—	—
Loss on disposal of Barstool	923.2	—	—
Holding loss on equity securities	6.4	69.9	24.9
Loss on sale or disposal of property and equipment	0.1	7.9	1.1
Gain on Hurricane Laura	(13.9)	(10.7)	—
Income from unconsolidated affiliates	(25.3)	(23.7)	(38.7)
Return on investment from unconsolidated affiliates	33.3	33.8	31.8
Deferred income taxes	(32.7)	(150.7)	(4.5)
Stock-based compensation	85.9	58.1	35.1
Investment Agreement warrant expense	12.5	—	—
Impairment losses	130.6	118.2	—
Loss on early extinguishment of debt	—	10.4	—
Changes in operating assets and liabilities, net of businesses acquired
Accounts receivable	(74.8)	(81.2)	(82.3)
Prepaid expenses and other current assets	(66.3)	(24.1)	(32.3)
Other assets	(18.2)	(2.2)	(21.7)
Accounts payable	(8.6)	(13.4)	(30.4)
Accrued expenses	25.9	17.4	138.4
Income taxes	(50.2)	27.3	10.2
Operating lease liabilities	(305.8)	(83.0)	(136.5)
Other current and long-term liabilities	107.4	(2.2)	65.2
Other	17.2	13.1	(0.8)
Net cash provided by operating activities	455.9	878.2	896.1
Investing activities
Capital expenditures	(360.0)	(263.4)	(244.1)
Proceeds from sale of property and equipment	0.5	4.9	1.5
Hurricane Laura insurance proceeds	9.0	25.4	—
Sale of Barstool Sports, net of cash	(50.9)	—	—
Consideration paid for acquisitions of businesses, net of cash acquired	(314.6)	—	(877.6)
Consideration paid for remaining interest of Sam Houston	—	—	(42.0)
Consideration paid for gaming licenses and other intangible assets	(21.9)	(9.0)	(24.2)
Acquisition of equity securities	—	—	(26.0)
Cost method investment proceeds received (consideration paid)	8.0	(15.0)	—
Other	(12.7)	(1.5)	(9.4)
Net cash used in investing activities	(742.6)	(258.6)	(1,221.8)

	For the year ended December 31,
(in millions)	2023	2022	2021
Financing activities
Proceeds from issuance of long-term debt, net of discounts	—	1,545.0	400.0
Repayments on credit facilities	—	(1,543.2)	—
Principal payments on long-term debt	(37.5)	(39.3)	(64.4)
Debt and equity issuance costs	—	(18.2)	(7.5)
Proceeds from other long-term obligations	—	—	72.5
Payments of other long-term obligations	(18.7)	(17.8)	(17.0)
Principal payments on financing obligations	(39.2)	(63.2)	(36.0)
Principal payments on finance leases	(47.1)	(110.5)	(8.5)
Proceeds from exercise of options	5.3	6.9	10.8
Repurchase of common stock	(149.8)	(601.1)	—
Proceeds from insurance financing	34.4	—	26.6
Payments on insurance financing	—	—	(26.7)
Other	(10.0)	(11.6)	(9.9)
Net cash provided by (used in) financing activities	(262.6)	(853.0)	339.9
Effect of currency rate changes on cash, cash equivalents, and restricted cash	(0.4)	(2.5)	(4.5)
Change in cash, cash equivalents, and restricted cash	(549.7)	(235.9)	9.7
Cash, cash equivalents and restricted cash at the beginning of the year	1,644.2	1,880.1	1,870.4
Cash, cash equivalents and restricted cash at the end of the year	$1,094.5	$1,644.2	$1,880.1

	For the year ended December 31,
(in millions)	2023	2022	2021
Reconciliation of cash, cash equivalents, and restricted cash:
Cash and cash equivalents	$1,071.8	$1,624.0	$1,863.9
Restricted cash included in Other current assets	21.5	19.0	15.0
Restricted cash included in Other assets	1.2	1.2	1.2
Total cash, cash equivalents, and restricted cash	$1,094.5	$1,644.2	$1,880.1

Supplemental disclosure:
Cash paid for interest, net of amounts capitalized	$420.1	$721.7	$514.6
Cash payments related to income taxes, net	$73.9	$72.8	$108.3

Non-cash activities:
Accrued capital expenditures	$23.5	$21.1	$27.6
See accompanying notes to the Consolidated Financial Statements

PENN ENTERTAINMENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Organization and Basis of Presentation
Organization: PENN Entertainment, Inc., together with its subsidiaries (“PENN,” the “Company,” “we,” “our,” or “us”), is North America’s leading provider of integrated entertainment, sports content, and casino gaming experiences. As of December 31, 2023, PENN operated 43 properties in 20 states, online sports betting in 18 jurisdictions and iCasino in five jurisdictions, under a portfolio of well-recognized brands including Hollywood Casino®, L’Auberge®, ESPN BET™, and theScore Bet Sportsbook and Casino®. In August 2023, PENN entered into a transformative, exclusive long-term strategic alliance with ESPN, Inc. and ESPN Enterprises, Inc. (together, “ESPN”) relating to online sports betting within the United States. PENN’s ability to leverage the leading sports media brands in the United States (ESPN) and Canada (theScore) will position us to significantly expand our digital footprint and efficiently grow our customer ecosystem. This highly differentiated strategy, which is focused on organic cross-sell opportunities, is reinforced by our market-leading retail casinos, sports media assets, and technology, including a proprietary state-of-the-art, fully integrated digital sports and iCasino betting platform and an in-house iCasino content studio. PENN’s portfolio is further bolstered by our industry-leading PENN PlayTM customer loyalty program, which offers our over 29 million members a unique set of rewards and experiences across business channels.
The majority of the real estate assets (i.e., land and buildings) used in our operations are subject to triple net master leases; the most significant of which are with Gaming and Leisure Properties, Inc. (Nasdaq: GLPI) (“GLPI”), a real estate investment trust (“REIT”), and include the AR PENN Master Lease, 2023 Master Lease, PENN Master Lease (prior to January 1, 2023), and Pinnacle Master Lease (as such terms are defined in Note 12, “Leases,” and collectively referred to as the “Master Leases”).
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
Use of Estimates: The preparation of Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect (i) the reported amounts of assets and liabilities, (ii) the disclosure of contingent assets and liabilities at the date of the Consolidated Financial Statements, and (iii) the reported amounts of revenues and expenses during the reporting period. Estimates used by us include, among other things, the useful lives for depreciable and amortizable assets, the provision for credit losses, income tax provisions, the evaluation of the future realization of deferred tax assets, indemnification liabilities associated with certain tax matters, determining the adequacy of reserves for self-insured liabilities, the liabilities associated with our PENN PlayTM program, the initial measurements of financing obligations and lease liabilities associated with our Master Leases, projected cash flows in assessing the recoverability of long-lived assets, asset impairments, goodwill and other intangible assets, projected cash flows in assessing the initial valuation of intangible assets in conjunction with acquisitions, the initial selection of useful lives for depreciable and amortizable assets in conjunction with acquisitions, contingencies, and litigation inclusive of financing arrangements in which the Company receives up-front cash proceeds, and stock-based compensation expense. We applied estimation methods consistently for all periods presented within our Consolidated Financial Statements. Actual results may differ from those estimates.
Segment Information: We have five reportable segments: Northeast, South, West, Midwest, and Interactive. Our gaming and racing properties are grouped by geographic location and each is viewed as an operating segment with the exception of our two properties in Jackpot, Nevada, which are viewed as one operating segment. We consider our combined Video Gaming Terminal (“VGT”) operations, by state, to be separate operating segments. Interactive includes all of our online sports betting, online casino/iCasino, and social gaming (collectively referred to as “online gaming”) operations, management of retail sports betting, media, and the operating results of Barstool. We owned 36% of Barstool common stock prior to the February 17, 2023 Barstool Acquisition (as defined in Note 6, “Acquisitions and Dispositions”) pursuant to which we acquired the remaining 64% of Barstool common stock. On August 8, 2023, we entered into a stock purchase agreement with David Portnoy (the “Barstool SPA”), and we sold 100% of the outstanding shares of Barstool common stock. See Note 18, “Segment Information” and Note

12, “Leases” for further segment and lease structure information, respectively. For financial reporting purposes, we aggregate our operating segments into the following reportable segments:

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
(4)Pursuant to a joint venture with NASCAR Holdings LLC (“NASCAR”) and includes the Company’s 50% investment in Kansas Entertainment, LLC (“Kansas Entertainment”), which owns Hollywood Casino at Kansas Speedway.

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
The Company’s receivables as of December 31, 2023 and 2022 primarily consisted of the following:

	December 31,
(in millions)	2023	2022
Markers and returned checks	$14.3	$13.1
Payment processors, credit card, and other advances to customers	117.2	80.2
Receivables from ATM and cash kiosk transactions	39.3	26.1
Hotel and banquet	4.9	4.7
Racing settlements	10.2	8.0
Online gaming and licensing receivables from third party operators, including taxes	77.4	62.7
Media receivables	16.0	15.0
Other	43.9	45.7
Provision for credit losses	(4.2)	(8.5)
Accounts receivable, net	$319.0	$247.0
Property and Equipment: Property and equipment are stated at cost, less accumulated depreciation. Capital expenditures are accounted for as either project capital (new facilities or expansions) or maintenance (replacement). Project capital expenditures are for fixed asset additions associated with constructing new facilities, or expansions of existing facilities. Maintenance capital expenditures are expenditures to replace existing fixed assets with a useful life greater than one year that are obsolete, worn out or no longer cost-effective to repair. Maintenance and repairs that neither add materially to the value of the asset nor appreciably prolong its useful life are charged to expense as incurred. Gains or losses on the disposal of property and equipment are included in the determination of income.
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
Convertible Debt: Our Convertible Notes (as defined within Note 11, “Long-term Debt”) are accounted for in accordance with Accounting Standards Codification (“ASC”) 470-20, “Debt with Conversion and Other Options” (“ASC 470-20”). Prior to January 1, 2022, pursuant to ASC 470‑20, we accounted for the Convertible Notes using the separate liability (debt) and equity (conversion option) components of the instrument. The equity component was included in “Additional paid-in capital” within our Consolidated Balance Sheets at the issuance date and the value of the equity component was treated as a debt discount. Effective January 1, 2022, we adopted ASU 2020-06, using the modified retrospective approach. As a result, the Convertible Notes are accounted for as a single liability measured at its amortized cost, as no other embedded features require bifurcation. See Note 11, “Long-term Debt” for additional information.
Financing Obligations: In accordance with ASC 842, “ Leases” (“ASC 842”), for transactions in which the Company enters into a contract to sell an asset and leases it back from the seller under a sale and leaseback transaction, the Company must determine whether control of the asset has transferred from the Company. In cases whereby control has not transferred from the Company, we continue to recognize the underlying asset as “Property and equipment, net” within the Consolidated Balance Sheets, which is then depreciated over the shorter of the remaining useful life or lease term. Additionally, a financial liability is recognized and referred to as a financing obligation, in accordance with ASC 470, “Debt” (“ASC 470”). The accounting for financing obligations under ASC 470 is materially consistent with the accounting for finance leases under ASC 842. The Company recognizes interest expense on the minimum lease payments related to a financing obligation under the effective yield method. Contingent payments are recorded to interest expense as incurred. Principal payments associated with financing obligations are presented as financing cash outflows and interest payments associated with financing obligations are presented as operating cash outflows within our Consolidated Statements of Cash Flows. For more information, see Note 8, “Property and Equipment” and Note 12, “Leases.”
We concluded that certain components contained within the Master Leases and the Morgantown Lease are required to be accounted for as financing obligations on our Consolidated Balance Sheets in accordance with ASC 842, as control of the underlying assets were not considered to have transferred from the Company.
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
The Company has leasing arrangements that contain both lease and non-lease components. We account for both the lease and non-lease components as a single component for all classes of underlying assets. In determining the present value of lease payments at lease commencement date, the Company utilizes its incremental borrowing rate based on the information available, unless the rate implicit in the lease is readily determinable. The liability for operating and finance leases is based on the present value of future lease payments. Operating lease expenses are primarily recorded as rent expense, which are included within “General and administrative” within the Consolidated Statements of Operations and presented as operating cash outflows within the Consolidated Statements of Cash Flows. Finance lease expenses are recorded as depreciation expense, which is included within “Depreciation and amortization” and “Interest expense, net” within the Consolidated Statements of Operations over the lease term. Principal payments associated with finance leases are presented as financing cash outflows and interest payments associated with finance leases are presented as operating cash outflows within our Consolidated Statements of Cash Flows.
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
ASC 740 also creates a single model to address uncertainty in tax positions and clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in an enterprise’s financial statements. It also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure, and transition. See Note 14, “Income Taxes.”
Revenue Recognition: Our revenue from contracts with customers consists primarily of gaming wagers, inclusive of sports betting and iCasino products, food and beverage transactions, hotel room sales, retail transactions, racing wagers, and third-party revenue sharing agreements. See Note 5, “Revenue Disaggregation” for information on our revenue by type and geographic location.
The transaction price for a gaming wagering contract is the difference between gaming wins and losses, not the total amount wagered. The transaction price for food and beverage, hotel, and retail contracts is the net amount collected from the customer for such goods and services. Sales tax and other taxes collected on behalf of governmental authorities are accounted for on the net basis and are not included in revenues or expenses. The transaction price for our racing operations, inclusive of live racing events conducted at our racing facilities and our import and export arrangements, is the commission received from the pari-mutuel pool less contractual fees and obligations primarily consisting of purse funding requirements, simulcasting fees, tote fees and certain pari-mutuel taxes that are directly related to the racing operations. The transaction price for our management service contracts is the amount collected for services rendered in accordance with the contractual terms.
Gaming revenue contracts involve two performance obligations for those customers earning points under our PENN PlayTM program and a single performance obligation for customers that do not participate in the PENN PlayTM program. The Company applies a practical expedient by accounting for its gaming contracts on a portfolio basis as opposed to an individual wagering contract. For purposes of allocating the transaction price in a gaming contract between the wagering performance obligation and the obligation associated with the loyalty points earned, we allocate an amount to the loyalty point contract liability based on the standalone selling price (“SSP”) of the points earned, which is determined by the value of a point that can be redeemed for slot play and complimentaries such as, food and beverage at our restaurants, lodging at our hotels and products offered at our PENN PlayTM mall and retail stores, less estimated breakage. The allocated revenue for gaming wagers is recognized when the wagering occurs as all such wagers settle immediately. The liability associated with the loyalty points is deferred and recognized as revenue when the customer redeems the loyalty points for slot play and complimentaries and such goods and services are delivered to the customer.
Food and beverage, hotel, and retail services have been determined to be separate, standalone performance obligations and the transaction price for such contracts is recorded as revenue as the good or service is transferred to the customer over their stay at the hotel or when the delivery is made for the food and beverage or retail product. Cancellation fees for hotel and meeting space services are recognized upon cancellation by the customer and are included in food, beverage, hotel, and other revenue within our Consolidated Statements of Operations.
Racing revenue contracts, inclusive of our (i) host racing facilities, (ii) import arrangements that permit us to simulcast in live racing events occurring at other racetracks, and (iii) export arrangements that permit our live racing events to be simulcast at other racetracks, provide access to and the processing of wagers into the pari-mutuel pool. The Company has concluded it is not the controlling entity to the arrangement, but rather functions as an agent to the pari-mutuel pool. Commissions earned from the pari-mutuel pool less contractual fees and obligations are recognized on a net basis, which is included within food, beverage, hotel, and other revenues within our Consolidated Statements of Operations.

Management services have been determined to be separate, standalone performance obligations and the transaction price for such contracts are recorded as services are performed. The Company records revenues on a monthly basis calculated by applying the contractual rate called for in the contracts.
In addition to sports betting and iCasino revenues, PENN Interactive generates in-app purchase and advertising revenues from free-to-play social casino games, which can be downloaded to mobile phones and tablets from digital storefronts. Players can purchase virtual playing credits within our social casino games, which allows for increased playing opportunities and functionality. PENN Interactive records deferred revenue from the sale of virtual playing credits and recognizes this revenue over the average redemption period of the credits, which is generally one day. Advertising revenues are recognized in the period when the advertising impression, click, or install delivery occurs.
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
Complimentaries Associated with Gaming Contracts
Food, beverage, hotel, and other services furnished to patrons for free as an inducement to gamble at our retail properties or through the redemption of our customers’ loyalty points are recorded as “Food, beverage, hotel, and other” revenues at their estimated standalone selling prices, with an offset recorded as a reduction to “Gaming” revenues. The cost of providing complimentary goods and services to patrons as an inducement to gamble as well as for the fulfillment of our loyalty point obligation is included in “Food, beverage, hotel, and other” expenses. Revenues recorded to “Food, beverage, hotel, and other” and offset to “Gaming” revenues were as follows:

	For the year ended December 31,
(in millions)	2023	2022	2021
Food and beverage	$215.5	$209.5	$173.7
Hotel	139.0	138.3	125.4
Other	12.4	12.3	10.2
Total complimentaries associated with gaming contracts	$366.9	$360.1	$309.3
Additionally, the Company provides discretionary complimentaries in the form of online casino gaming slots and table games and online sports betting free play bonuses. Free play bonuses provided to patrons indirectly contribute to the gaming revenue earned by the Company and are recorded as a reduction of “Gaming” revenues.
Customer-related Liabilities
The Company has three general types of liabilities related to contracts with customers: (i) the obligation associated with its PENN PlayTM program (loyalty points and tier status benefits), (ii) advance payments on goods and services yet to be provided and for unpaid wagers, and (iii) deferred revenue associated with third-party online sports betting and/or iCasino for online sports betting and iCasino market access.

Our PENN PlayTM program connects the Company’s brands under one loyalty program and allows members to earn loyalty points, or “PENN Cash,” redeemable for slot play and complimentaries, such as food and beverage at our restaurants, lodging at our hotels, the PENN PlayTM redemption marketplace that features popular retailers, and products offered at our retail stores across the vast majority of our properties. In addition, members of the PENN PlayTM program earn credit toward tier status, which entitles them to receive certain other benefits, such as priority access, discounts, gifts, trips to PENN destinations, partner experiences, and PENN Cash. The obligation associated with our PENN PlayTM program, which is included in “Accrued expenses and other current liabilities” within our Consolidated Balance Sheets, was $33.1 million and $39.3 million as of December 31, 2023 and 2022, respectively, and consisted principally of the obligation associated with the loyalty points. Our loyalty point obligations are generally settled within six months of issuance. Changes between the opening and closing balances primarily relate to the timing of our customers’ election to redeem loyalty points as well as the timing of when our customers receive their earned tier status benefits.
The Company’s advance payments on goods and services yet to be provided and for unpaid wagers primarily consist of the following: (i) deposits on rooms and convention space, (ii) money deposited on behalf of a customer in advance of their property visit (referred to as “safekeeping” or “front money”), (iii) money deposited in an online wallet not yet wagered or wagered and not yet withdrawn, (iv) outstanding tickets generated by slot machine play, sports betting, or pari-mutuel wagering, (v) outstanding chip liabilities, (vi) unclaimed jackpots, and (vii) gift cards redeemable at our properties. Unpaid wagers generally represent obligations stemming from prior wagering events, of which revenue was previously recognized. The Company’s advance payments on goods and services yet to be provided and for unpaid wagers were $192.6 million and $125.8 million as of December 31, 2023 and 2022, respectively, and are included in “Accrued expenses and other current liabilities” within our Consolidated Balance Sheets.
The Company’s deferred revenue is primarily related to PENN Interactive, our wholly-owned interactive division, which enters into multi-year agreements with third party online sports betting and/or iCasino operators for online sports betting and iCasino market access across our portfolio of properties. We recognized $21.6 million, $10.7 million, and $8.2 million of previously deferred revenue during the years ended December 31, 2023, 2022, and 2021 respectively. Deferred revenue primarily associated with third-party online sports betting and/or iCasino operators for online sports betting and iCasino market access, which is included in “Other long-term liabilities” within our Consolidated Balance Sheets was $39.0 million and $46.5 million as of December 31, 2023 and 2022, respectively.
Advertising: The Company expenses advertising costs the first time the advertising takes place or as incurred. Advertising expenses, which generally relate to media placement costs and are primarily included in “Gaming” expenses within the Consolidated Statements of Operations, were $173.3 million, $94.8 million, and $88.2 million, for the years ended December 31, 2023, 2022, and 2021, respectively.
Gaming and Pari-mutuel Taxes: We are subject to gaming and pari-mutuel taxes based on gross gaming revenue and pari-mutuel revenue in the jurisdictions in which we operate, as well as taxes on revenues derived from arrangements which allow for third-party online sports betting and/or iCasino partners to operate online sportsbooks and iCasinos under our gaming licenses. The Company primarily recognizes gaming and pari-mutuel tax expense based on the statutorily required percentage of revenue that is required to be paid to state, provincial and/or local jurisdictions in the states and provinces where or in which the wagering occurs. Also, included in gaming and pari-mutuel taxes are costs to support the operations of local regulatory authorities which some jurisdictions require us to pay. Gaming and pari-mutuel taxes are recorded in “Gaming” expenses or “Food, beverage, hotel, and other” expenses within the Consolidated Statements of Operations, and were $2.3 billion, $2.2 billion, and $2.0 billion for the years ended December 31, 2023, 2022, and 2021, respectively.
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
Comprehensive Income (Loss) and Accumulated Other Comprehensive Loss: Comprehensive income (loss) includes net income (loss) and all other non-stockholder changes in equity, or other comprehensive income (loss). The balance of accumulated other comprehensive loss consists of foreign currency translation adjustments and unrealized gains or losses on debt securities.
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
Earnings (Loss) Per Share: Basic earnings (loss) per share (“EPS”) is computed by dividing net income or loss applicable to common stock by the weighted-average number of common shares outstanding during the period. Diluted EPS reflects the additional dilution, if any, for all potentially-dilutive securities such as warrants, stock options, unvested restricted stock awards (“RSAs”) and restricted stock units (“RSUs”) (collectively with RSAs, “restricted stock”), outstanding convertible preferred stock, and convertible debt.
Holders of the Company’s Series D Preferred Stock (as defined in Note 7, “Investments in and Advances to Unconsolidated Affiliates”) were entitled to participate equally and ratably in all dividends and distributions paid to holders of PENN common stock irrespective of any vesting requirement. Accordingly, the Series D Preferred Stock shares were considered a participating security, and the Company was required to apply the two-class method to consider the impact of the preferred shares on the calculation of basic and diluted EPS. The previous holders of the Company’s Series D Preferred Stock were not obligated to absorb losses; therefore, in reporting periods where the Company was in a net loss position, it did not apply the two-class method. In reporting periods where the Company was in a net income position, the two-class method was applied by allocating all earnings during the period to common shares and preferred shares. See Note 17, “Earnings (Loss) per Share” for more information. As discussed in Note 15, “Stockholders’ Equity,” all remaining outstanding shares of Series D Preferred Stock became eligible for the conversion and were converted to common stock during the third quarter of 2023. There are no outstanding shares of Series D Preferred Stock as of December 31, 2023.
Guarantees and Indemnifications: The Company accounts for indemnity obligations in accordance with the ASC 460-20, “Contingencies” and records a liability at fair value. Pursuant to the Barstool SPA, as described in Note 6, “Acquisitions and Dispositions,” the Company agreed to indemnify Barstool and its subsidiaries and David Portnoy for certain tax matters. The indemnity provisions generally provide for the Company’s control of defense and settlement of claims, as well as certain other costs associated with potential tax matters related to Barstool and its subsidiaries and David Portnoy. The Company has not previously incurred costs to settle claims under this indemnification obligation, nor did we did have a liability associated with this obligation as of December 31, 2022. As of December 31, 2023, the Company recorded $70.0 million in liabilities associated with this obligation. See Note 6, “Acquisitions and Dispositions” for more information.
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
In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures” (“ASU 2023-07”). ASU 2023-07 updates the requirements for a public entity to disclose its significant segment expense categories and amounts for each reportable segment. A significant segment expense is considered an expense that is; significant to the segment, regularly provided to or easily computed from information regularly provided to the chief operating decision maker, and included in the reported measure of segment profit or loss. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early Adoption is permitted. The Company is currently evaluating the impact of the adoption of ASU 2023-07 and expect that any impact would be limited to additional disclosures in the notes to the Consolidated Financial Statements.
In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” (“ASU 2023-09”). ASU 2023-09 updates the requirements for a public entity to enhance income tax disclosures to provide a better assessment on how an entity’s operations, related tax risks, tax planning, and operational opportunities affect its tax rate and prospects for future cash flows. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024. Early adoption is permitted. The primary purpose of the new ASU 2023-09 is to enhance the transparency of income tax disclosures and we expect that any impact would be limited to additional disclosures in the notes to the Consolidated Financial Statements.

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
During the years ended December 31, 2023 and 2022, we received $13.9 million and $39.4 million of insurance claim proceeds related to property damage, respectively, which resulted in a gain of $13.9 million and $10.7 million, respectively. The property damage proceeds are included in “Other” expenses within the Consolidated Statements of Operations.
Additionally, during the year ended December 31, 2023, we received final proceeds of $19.6 million related to business interruption insurance, which are included in “General and administrative” expenses within the Consolidated Statements of Operations.

The following table summarizes the financial impact of Hurricane Laura related matters:

	Life to date through December 31,
(in millions)	2023	2022
Insurance proceeds related to property damage received through the end of the period	$100.8	$86.9
Insurance proceeds related to business interruption received through the end of the period	$19.6	$—
Deductible	$15.0	$15.0
Coinsurance	$2.5	$2.5
Clean-up, restoration, and other costs	$52.8	$52.8
Fixed asset write-off	$23.2	$23.2
Inventory write-off	$0.2	$0.2
Note 5—Revenue Disaggregation
Our revenues are generated principally by providing the following types of services: (i) gaming, inclusive of retail sports betting, iCasino, and online sports betting; (ii) food and beverage; (iii) hotel; and (iv) other. Other revenues are principally comprised of PENN Interactive’s revenue from third-party online sports betting and/or iCasino operators and the related gross-up for taxes, racing operations, advertising, retail, and commissions received on ATM transactions. Our revenue is disaggregated by type of revenue and geographic location of the related properties, which is consistent with our reportable segments, as follows:

	For the year ended December 31, 2023
(in millions)	Northeast	South	West	Midwest	Interactive (1)	Other	Intersegment Eliminations (2)	Total
Revenues:
Gaming	$2,451.4	$950.3	$376.5	$1,046.5	$81.1	$—	$—	$4,905.8
Food and beverage	144.0	132.1	71.8	59.9	—	3.1	—	410.9
Hotel	55.3	93.7	61.0	37.3	—	—	—	247.3
Other	87.7	40.3	19.2	28.9	637.7	17.1	(32.0)	798.9
Total revenues	$2,738.4	$1,216.4	$528.5	$1,172.6	$718.8	$20.2	$(32.0)	$6,362.9

	For the year ended December 31, 2022
(in millions)	Northeast	South	West	Midwest	Interactive (1)	Other	Intersegment Eliminations (2)	Total
Revenues:
Gaming	$2,434.0	$1,050.7	$387.6	$1,045.9	$283.5	$—	$—	$5,201.7
Food and beverage	132.4	126.8	80.3	53.7	—	3.5	—	396.7
Hotel	43.4	96.3	89.0	33.3	—	—	—	262.0
Other	86.1	40.4	25.0	26.7	379.6	17.8	(34.3)	541.3
Total revenues	$2,695.9	$1,314.2	$581.9	$1,159.6	$663.1	$21.3	$(34.3)	$6,401.7

	For the year ended December 31, 2021
(in millions)	Northeast	South	West	Midwest	Interactive (1)	Other	Intersegment Eliminations (2)	Total
Revenues:
Gaming	$2,344.2	$1,080.4	$352.7	$1,009.6	$158.4	$—	$—	$4,945.3
Food and beverage	103.3	110.6	69.0	39.4	—	1.0	—	323.3
Hotel	28.1	93.3	80.1	29.6	—	—	—	231.1
Other	76.8	37.9	19.6	24.1	274.5	9.6	(37.2)	405.3
Total revenues	$2,552.4	$1,322.2	$521.4	$1,102.7	$432.9	$10.6	$(37.2)	$5,905.0
(1)     Other revenues within the Interactive segment are inclusive of gaming tax reimbursement amounts related to third-party online sports betting and/or iCasino partners for online sports betting and iCasino market access of $390.4 million, $251.6 million, and $180.2 million for the years ended December 31, 2023, 2022, and 2021, respectively. Additionally, the year ended December 31, 2023 included $105.8 million in advertising revenue and $29.8 million in retail revenue due to the inclusion of Barstool operating results prior to the disposition on August 8, 2023.
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
Score Media and Gaming Inc.
On October 19, 2021, we acquired 100% of Score Media and Gaming, Inc. (“theScore”) for a purchase price of approximately $2.1 billion. The acquisition provided us with the technology, resources and audience reach to accelerate our media and sports betting strategy across North America. Under the terms of the agreement, 1317774 B.C. Ltd. (the “Purchaser”), an indirectly wholly owned subsidiary of PENN, acquired each of the issued and outstanding theScore shares (other than those held by PENN and its subsidiaries) for US$17.00 per share in cash consideration, totaling $922.8 million, and either 0.2398 of a share of common stock, par value $0.01 of PENN common stock or, if validly elected, 0.2398 of an exchangeable share in the capital of the Purchaser (each whole share, an “Exchangeable Share”), totaling 12,319,340 shares of PENN common stock and 697,539 Exchangeable Shares for approximately $1.0 billion. Each Exchangeable Share will be exchangeable into one share of PENN common stock at the option of the holder, subject to certain adjustments. In addition, Purchaser may redeem all outstanding Exchangeable Shares in exchange for shares of PENN common stock at any time following the fifth anniversary of the closing, or earlier under certain circumstances. See Note 15, “Stockholders’ Equity” for further information.
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
Tropicana Las Vegas
On January 11, 2022, PENN entered into a definitive purchase agreement to sell its outstanding equity interest in Tropicana, which had the gaming license and operated the Tropicana, to Bally’s Corporation. The transaction closed on September 26, 2022.
Barstool Acquisition and Disposition
On February 17, 2023, we acquired the remaining 64% of the outstanding shares of Barstool common stock not already owned by us for consideration of approximately $405.5 million, which is inclusive of cash and common stock issuance, repayment of Barstool indebtedness of $23.8 million, transaction expenses and other purchase price adjustments in accordance with GAAP (the “Barstool Acquisition”). Prior to the acquisition, we held a 36% ownership interest, which was accounted for under the equity method. At the closing of the Barstool Acquisition, we obtained 100% of the Barstool common stock, and determined the fair value of Barstool to be $660.0 million based on market participant assumptions, as discussed below. Upon the completion of the Barstool Acquisition, Barstool became an indirect wholly owned subsidiary of PENN. We issued 2,442,809 shares of our common stock to certain former stockholders of Barstool for the Barstool Acquisition (see Note 15, “Stockholders’ Equity” for further information) and utilized $315.3 million of cash to complete the Barstool Acquisition, inclusive of transaction expenses and repayment of Barstool indebtedness.
The Company held 36% of the outstanding shares of Barstool common stock prior to the Barstool Acquisition and, as such, the acquisition date estimated fair value of this previously held investment was a component of the purchase consideration. Based on the acquisition date fair value of Barstool of $660.0 million and the carrying amount of this investment of $171.1 million, the Company recorded a gain of $66.5 million related to remeasurement of the equity investment immediately prior to the acquisition date, which is included in “Gain on Barstool Acquisition, net” within our Consolidated Statements of Operations. The Company also recorded a gain of $16.9 million related to the acquisition of the remaining 64% of Barstool common stock, which is included in “Gain on Barstool Acquisition, net” within our Consolidated Statements of Operations.

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
Barstool’s revenue and net loss were included in our results for the period beginning February 17, 2023 through August 7, 2023, the day prior to the Barstool SPA, as described below. Barstool’s revenue and net loss for the period beginning February 17, 2023 through August 7, 2023, included in the Consolidated Statements of Operations, were $99.2 million and $23.9 million, respectively.
On August 8, 2023, PENN entered into a Sportsbook Agreement (the “Sportsbook Agreement”) with ESPN, which provides for a long-term strategic relationship between PENN and ESPN relating to online sports betting in the United States.

Pursuant to the Sportsbook Agreement, PENN rebranded the existing Barstool Sportsbook across all online platforms in the United States as ESPN BET (the “Sportsbook”) and oversees daily operations of the Sportsbook. See Note 13, “Commitments and Contingencies” for more information related to the Sportsbook Agreement.
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
On August 8, 2023, the Company’s Board of Directors approved the sale of Barstool to David Portnoy, and we classified the assets and liabilities to be disposed of as held-for-sale. These assets and liabilities were measured at the lower of (i) the carrying value when we classified the disposal group as held-for-sale or (ii) the fair value of the disposal group, less costs to sell. The Company recognized a pre-tax loss on disposal of $923.2 million (inclusive of $714.8 million in goodwill and intangible assets write offs and a $70.0 million indemnification liability discussed below) during the third quarter of 2023, included in “Loss on disposal of Barstool” within our Consolidated Statements of Operations. Pursuant to the Barstool SPA, PENN will indemnify Barstool and its subsidiaries and David Portnoy for certain tax matters. Liabilities associated with the indemnification of $35.0 million were recorded in “Accrued expenses and other current liabilities” and $35.0 million were recorded in “Other long-term liabilities” within our Consolidated Balance Sheets as of December 31, 2023. The indemnity provisions generally provide for the Company’s control of defense and settlement of claims, as well as certain other costs, associated with potential tax matters related to Barstool and its subsidiaries and David Portnoy. Claims under the indemnification are paid upon demand. The Company has not previously incurred costs to settle claims under this indemnification obligation and provisions in the Barstool SPA limit the time within which an indemnification claim can be made to the later of the resolution of the indemnification claim or the relevant statutes of limitations. The maximum potential amount of future payments the Company could be required to make under this indemnification agreement is not estimable at this time due to uncertainties related to potential outcomes and other unique facts and circumstances involved in the Barstool SPA.
For information on the tax-related impacts from the Barstool transactions, see Note 14, “Income Taxes.”
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

Unaudited Pro Forma Financial Information
The following table includes unaudited pro forma consolidated financial information assuming our acquisition of Hitpoint, Perryville, Sam Houston, and theScore had occurred as of January 1, 2021. The pro forma amounts include the historical operating results of PENN and Hitpoint, Perryville, Sam Houston, and theScore prior to our acquisitions. The pro forma financial information does not necessarily represent the results that may occur in the future. For the year ended December 31, 2021, pro forma adjustments directly attributable to the acquisitions include acquisition and transaction related costs of $77.1 million incurred by both PENN and the respective acquirees, gains of $51.0 million related to our purchase of the remaining 50% of Sam Houston and a net unrealized gain on the equity security investment in theScore.

For the year ended December 31,
(in millions)	2021
Revenues	$5,978.0
Net income	$347.6
Note 7—Investments in and Advances to Unconsolidated Affiliates
Investment in Barstool
In February 2020, we closed on our investment in Barstool pursuant to a stock purchase agreement with Barstool and certain stockholders of Barstool, in which we purchased 36% (inclusive of 1% on a delayed basis) of the common stock, par value $0.0001 per share, of Barstool for a purchase price of $161.2 million. The purchase price consisted of $135.0 million in cash and $23.1 million in shares of a new class of non-voting convertible preferred stock of the Company, in which we issued 883 shares of Series D Preferred Stock, par value $0.01 (the “Series D Preferred Stock”), to certain individual stockholders affiliated with Barstool. With respect to the remaining Barstool shares, we had immediately exercisable call rights and the existing Barstool stockholders had put rights, exercisable beginning three years after closing. Pursuant to the Barstool SPA, on August 11, 2023, all remaining outstanding shares of Series D Preferred Stock were converted to common stock. See Note 15, “Stockholders’ Equity” for further information.
Prior to the acquisition of the remaining Barstool shares (which occurred on February 17, 2023 as discussed in Note 6, “Acquisitions and Dispositions”), the Company determined that it did not qualify as the primary beneficiary of Barstool either at the commencement date of its investment or for subsequent periods prior to the acquisition, primarily as a result of the Company not having the power to direct the activities of the VIE that most significantly affect Barstool’s performance. Therefore, the Company did not consolidate the financial position nor the results of operations of Barstool and we recorded our proportionate share of Barstool’s net income or loss one quarter in arrears. As of December 31, 2022, our investment in Barstool was $160.9 million.
Kansas Joint Venture
As of December 31, 2023 and 2022, our investment in Kansas Entertainment was $80.8 million and $81.5 million, respectively. During the years ended December 31, 2023, 2022, and 2021, the Company received distributions from Kansas Entertainment totaling $33.3 million, $33.8 million, and $31.8 million, respectively. The Company deems these distributions to be returns on its investment based on the source of those cash flows from the normal business operations of Kansas Entertainment.
The Company has determined that Kansas Entertainment does not qualify as a VIE. Using the guidance for entities that are not VIEs, the Company determined that it did not have a controlling financial interest in the joint venture, primarily as it did not have the ability to direct the activities of the joint venture that most significantly impacted the joint venture’s economic performance without the input of NASCAR. Therefore, the Company did not consolidate the financial position of Kansas Entertainment as of December 31, 2023 and 2022, nor the results of operations for the years ended December 31, 2023, 2022, and 2021.

The following table provides summarized balance sheet and results of operations information related to Kansas Entertainment and our share of income from unconsolidated affiliates from our investment in Kansas Entertainment:

	December 31,
(in millions)	2023	2022
Current assets	$24.1	$21.1
Long-term assets	$144.0	$142.4
Current liabilities	$21.0	$15.0

	For the year ended December 31,
(in millions)	2023	2022	2021
Revenues	$170.8	$161.9	$149.5
Operating expenses	105.6	99.0	88.7
Operating income	65.2	62.9	60.8
Net income	$65.2	$62.9	$60.8

Net income attributable to PENN Entertainment, Inc.	$32.6	$31.5	$30.4
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
Prior to the August 1, 2021 acquisition of the remaining 50% interest, the Company determined that our Texas joint venture did not qualify as a VIE. Using the guidance for entities that are not VIEs, the Company determined that it did not have a controlling financial interest in the joint venture, primarily as it did not have the ability to direct the activities of the joint venture that most significantly impacted the joint venture’s economic performance without the input of Sam Houston. Therefore, the Company did not consolidate the results of operations of our Texas joint venture for the period of January 1, 2021 through July 31, 2021.
New Jersey
The Company has a 50% interest in a joint venture with Greenwood, which owns and operates Freehold Raceway, in Freehold, New Jersey. The property features a half-mile standardbred racetrack and a grandstand.
The Company has determined that our New Jersey joint venture does not qualify as a VIE. Using the guidance for entities that are not VIEs, the Company determined that it did not have a controlling financial interest in the joint venture, primarily as it did not have the ability to direct the activities of the joint venture that most significantly impacted the joint venture’s economic performance without the input of Greenwood. Therefore, the Company did not consolidate the financial position of the New Jersey joint venture as of December 31, 2023 and 2022, nor the results of operations for the years ended December 31, 2023, 2022, and 2021.

Note 8—Property and Equipment
Property and equipment, net, consisted of the following:

	December 31,
(in millions)	2023	2022
Property and equipment - Not Subject to Master Leases
Land and improvements	$137.2	$137.1
Building, vessels, and improvements	323.2	324.6
Furniture, fixtures, and equipment	1,846.3	1,753.6
Leasehold improvements	521.2	353.5
Construction in progress	172.8	166.8
	3,000.7	2,735.6
Less: Accumulated depreciation	(1,813.7)	(1,708.3)
	1,187.0	1,027.3
Property and equipment - Subject to Master Leases (1)
Land and improvements	1,427.1	1,523.2
Building, vessels, and improvements	1,591.3	3,640.0
	3,018.4	5,163.2
Less: Accumulated depreciation	(691.4)	(1,675.0)
	2,327.0	3,488.2
Property and equipment, net	$3,514.0	$4,515.5
Depreciation expense was as follows:

	For the year ended December 31,
(in millions)	2023	2022	2021
Depreciation expense (2)	$288.7	$329.1	$314.3
(1)As of a result of the lease modification that occurred on January 1, 2023, we derecognized $1.1 billion of “Property and equipment, net” associated with building assets within our Consolidated Balance Sheets, with an offset to “Gain on REIT transaction, net” within our Consolidated Statements of Operations. Refer to Note 12, “Leases” for more information related to the January 1, 2023 lease modification.
(2)During the years ended December 31, 2023, 2022, and 2021, we recorded depreciation expense of $112.4 million, $175.6 million, and $183.4 million, related to real estate assets subject to our Master Leases.

Note 9—Goodwill and Other Intangible Assets
A reconciliation of goodwill and accumulated goodwill impairment losses, by reportable segment, is as follows:

(in millions)	Northeast	South	West	Midwest	Interactive	Other	Total
Balance as of January 1, 2022
Goodwill, gross	$923.5	$236.6	$216.8	$1,116.7	$1,724.0	$87.7	$4,305.3
Accumulated goodwill impairment losses	(761.4)	(61.0)	(16.6)	(556.1)	—	(87.7)	(1,482.8)
Goodwill, net	$162.1	$175.6	$200.2	$560.6	$1,724.0	$—	$2,822.5
Effect of foreign currency exchange rates	—	—	—	—	(97.1)	—	(97.1)
Impairment losses during year	(37.4)	—	—	—	—	—	(37.4)
Other (1)	—	—	—	—	1.5	—	1.5
Balance as of December 31, 2022
Goodwill, gross	$923.5	$236.6	$216.8	$1,116.7	$1,628.4	$87.7	$4,209.7
Accumulated goodwill impairment losses	(798.8)	(61.0)	(16.6)	(556.1)	—	(87.7)	(1,520.2)
Goodwill, net	$124.7	$175.6	$200.2	$560.6	$1,628.4	$—	$2,689.5
Goodwill acquired during year	—	—	—	—	231.9	—	231.9
Goodwill disposed of during the year	—	—	—	—	(231.9)	—	(231.9)
Effect of foreign currency exchange rates	—	—	—	—	35.6	—	35.6
Impairment losses during year	(30.0)	—	—	—	—	—	(30.0)
Balance as of December 31, 2023
Goodwill, gross	$923.5	$236.6	$216.8	$1,116.7	$1,664.0	$87.7	$4,245.3
Accumulated goodwill impairment losses	(828.8)	(61.0)	(16.6)	(556.1)	—	(87.7)	(1,550.2)
Goodwill, net	$94.7	$175.6	$200.2	$560.6	$1,664.0	$—	$2,695.1
(1)Amount relates to theScore purchase price measurement period adjustment.
During the year ended December 31, 2023, in connection with the Barstool SPA, we recorded a pre-tax loss on disposal of $923.2 million, inclusive of a goodwill write-off of $231.9 million within our Interactive segment. See Note 6, “Acquisitions and Dispositions.”
2023 Annual Assessment for Impairment
As a result of our 2023 annual assessment for impairment as of October 1, 2023, we recognized impairments on our goodwill and gaming licenses of $30.0 million and $100.6 million, respectively.
The impairment of goodwill was specific to our Hollywood Casino Greektown (“Greektown”) reporting unit and is due to continued economic challenges in the region in which it operates. As a result, we revised the cash flow projections for the reporting unit to be reflective of the current operating results and related economic environment. The estimated fair value of the reporting unit was determined through a combination of a discounted cash flow model and a market-based approach, which utilized Level 3 inputs.
The impairment of gaming licenses related to (i) Greektown, due to the reasons discussed above; (ii) Hollywood Casino at PENN National Race Course (“PNRC”), which was largely due to the former expansion of gaming legislation in the market and increased supply, particularly from our recent openings of Hollywood Casino York and Hollywood Casino Morgantown, which continues to reduce the long-term projections of the property; and (iii) Ameristar East Chicago, which was largely due to increased supply in the region. The estimated fair values of the gaming licenses were determined by using a discounted cash flow model, which utilized Level 3 inputs.
The annual assessment for impairment did not result in any impairment charges to trademarks. The estimated fair values of trademarks were determined by using discounted cash flow models, which utilized Level 3 inputs.

The total 2023 goodwill and gaming license impairment charges of $30.0 million and $100.6 million, respectively, pertained to our Northeast Segment.
2022 Annual and Interim Assessment for Impairment
During the third quarter of 2022, we identified an indicator of impairment on goodwill and other intangible assets at the Greektown reporting unit as the majority of the hotel was out of service for longer than anticipated during renovations caused by water damage. As a result, we revised the cash flow projections for the reporting unit to be reflective of current operating results and the related economic environment. As a result of the interim assessment for impairment, during the third quarter of 2022, we recognized impairment charges on our goodwill and gaming licenses of $37.4 million and $65.4 million, respectively. The estimated fair value of the reporting unit was determined through a combination of a discounted cash flow model and a market-based approach, which utilized Level 3 inputs. The estimated fair value of the gaming license was determined by using a discounted cash flow model, which utilized Level 3 inputs.
As a result of our 2022 annual assessment for impairment as of October 1, 2022, we recognized a $13.6 million impairment charge on our gaming licenses. The impairment of gaming licenses is specific to PNRC and was largely due to the expansion of gaming legislation in the market and increased supply, particularly from our recent openings of Hollywood Casino York and Hollywood Casino Morgantown, which reduced long-term projections of the property. The estimated fair values of our gaming licenses were determined by using discounted cash flow models, which utilized Level 3 inputs.
The annual assessment for impairment did not result in any impairment charges to goodwill or trademarks. The estimated fair value of reporting units was determined through a combination of discounted cash flow models and market-based approaches, which utilized Level 3 inputs. The estimated fair values of trademarks were determined by using discounted cash flow models, which utilized Level 3 inputs.
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
Carrying Values of Goodwill and Other Intangible Assets
As of October 1, 2023, the date of the most recent annual impairment test, four reporting units had negative carrying amounts. The amount of goodwill at these reporting units was as follows (in millions):

Northeast segment
Plainridge Park Casino	$6.3
South segment
Ameristar Vicksburg	$19.5
West segment
Cactus Petes and Horseshu	$10.2
Midwest segment
Ameristar Council Bluffs	$36.2

The table below presents the gross carrying amount, accumulated amortization, and net carrying amount of each major class of other intangible assets:

	December 31, 2023			December 31, 2022
(in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Indefinite-lived intangible assets
Gaming licenses	$1,107.2	$—	$1,107.2	$1,207.6	$—	$1,207.6
Trademarks	334.4	—	334.4	332.2	—	332.2
Other	0.7	—	0.7	0.7	—	0.7
Amortizing intangible assets
Customer relationships	112.1	(103.7)	8.4	114.4	(102.0)	12.4
Technology	286.0	(132.3)	153.7	249.6	(80.4)	169.2
Other	29.0	(15.2)	13.8	27.7	(10.9)	16.8
Total other intangible assets, net	$1,869.4	$(251.2)	$1,618.2	$1,932.2	$(193.3)	$1,738.9
During the year ended December 31, 2023, in connection with the Barstool SPA, we recorded a pre-tax loss on disposal of $923.2 million, inclusive of trademarks and other intangible assets write-offs of $482.9 million in our Interactive segment. See Note 6, “Acquisitions and Dispositions.”
Amortization expense related to our amortizing intangible assets was $58.8 million, $56.7 million, and $19.6 million for the years ended December 31, 2023, 2022, and 2021, respectively. The following table presents the estimated amortization expense based on our amortizing intangible assets as of December 31, 2023 (in millions):

Years ending December 31:
2024	$61.4
2025	40.4
2026	25.6
2027	22.5
2028	17.6
Thereafter	8.4
Total	$175.9
Note 10—Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following:

	December 31,
(in millions)	2023	2022
Accrued salaries and wages	$156.6	$148.6
Accrued gaming, pari-mutuel, property, and other taxes	135.0	110.2
Accrued interest	21.1	20.8
Other accrued expenses (1)	327.0	321.4
Other current liabilities (2)	382.2	203.7
Accrued expenses and other current liabilities	$1,021.9	$804.7
(1)Amounts include the obligation associated with the PENN PlayTM program which are discussed in Note 2, “Significant Accounting Policies.” Additionally, amounts as of December 31, 2023 and 2022 include $60.8 million and $51.4 million, respectively, pertaining to the Company’s accrued progressive jackpot liability.
(2)Amounts as December 31, 2023 and 2022 include $87.7 million and $70.8 million, respectively, pertaining to the Company’s non-qualified deferred compensation plan that covers management. Amounts as December 31, 2023 and 2022 also include the current portion of advance payments on goods and services yet to be provided, including deposits for hotel rooms, of $127.0 million and $63.4 million, respectively, and $59.6 million and $54.0 million, respectively, pertaining to unpaid wagers. See Note 2, “Significant Accounting Policies” for further discussion related to advance payments on goods and services yet to be provided and unpaid wagers.

Note 11—Long-term Debt
The table below presents long-term debt, net of current maturities, debt discounts, and issuance costs:

	December 31,
(in millions)	2023	2022
Senior Secured Credit Facilities:
Amended Revolving Credit Facility due 2027	$—	$—
Amended Term Loan A Facility due 2027	508.8	536.2
Amended Term Loan B Facility due 2029	985.0	995.0
5.625% Notes due 2027	400.0	400.0
4.125% Notes due 2029	400.0	400.0
2.75% Convertible Notes due 2026	330.5	330.5
Other long-term obligations	173.5	156.1
	2,797.8	2,817.8
Less: Current maturities of long-term debt	(47.6)	(56.2)
Less: Debt discounts	(3.9)	(4.6)
Less: Debt issuance costs	(28.3)	(35.7)
	$2,718.0	$2,721.3
The following is a schedule of future minimum repayments of long-term debt as of December 31, 2023 (in millions):

Years ending December 31:
2024	$47.6
2025	38.2
2026	522.8
2027	837.0
2028	10.8
Thereafter	1,341.4
Total minimum payments	$2,797.8
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
The Amended Credit Facilities contain customary covenants that, among other things, restrict, subject to certain exceptions, the ability of the Company and certain of its subsidiaries to grant liens on their assets, incur indebtedness, sell assets, make investments, engage in acquisitions, mergers or consolidations, pay dividends, and make other restricted payments and prepay certain indebtedness that is subordinated in right of payment to the obligations under the Amended Credit Facilities. The Amended Credit Facilities contain two financial covenants: a maximum total net leverage ratio (as defined within the Second Amended and Restated Credit Agreement) of 4.50 to 1.00, which is subject to a step up to 5.00 to 1.00 in the case of certain significant acquisitions, and a minimum interest coverage ratio (as defined within the Second Amended and Restated Credit Agreement) of 2.00 to 1.00. The Amended Credit Facilities also contain certain customary affirmative covenants and events of default, including the occurrence of a change of control (as defined in the documents governing the Second Amended and Restated Credit Agreement), termination, and certain defaults under the Master Leases (which are defined in Note 12, “Leases”).
On February 15, 2024 (the “Amendment Effective Date”), PENN entered into a First Amendment (the “Amendment Agreement”) with its various lenders amending its Amended Credit Facilities (as amended, amended and restated, supplemented, or otherwise modified from time to time prior to the Amendment Effective Date, the “Existing Credit Agreement”). The Amendment Agreement amends the Existing Credit Agreement to provide that, during the period beginning on the Amendment Effective Date and ending on the earlier of (i) the date that is two business days after the date on which the Company delivers a covenant relief period termination notice to the administrative agent and (ii) the date on which the administrative agent receives a compliance certificate for the quarter ending December 31, 2024 (the “Covenant Relief Period”), the Company will make an adjustment to exclude specified amounts of Interactive segment Adjusted EBITDAR (as defined in Note 18, “Segment Information”) in its calculations to comply with the maximum total net leverage ratio or minimum interest coverage ratio (as such terms are defined in the Second Amended and Restated Credit Agreement). We will continue to be required to maintain specified financial ratios and to satisfy certain financial tests when our Covenant Relief Period terminates after December 31, 2024.
In connection with the repayment of the previous Senior Secured Credit Facilities, the Company recorded a $10.4 million loss on the early extinguishment of debt for the year ended December 31, 2022. Additionally, we recorded $1.3 million in refinancing costs, which is included in “General and administrative” within our Consolidated Statements of Operations. In addition, we recorded $5.0 million of original issue discount related to the Amended Term Loan B Facility which is amortized to interest expense over the life of the Amended Term Loan B Facility.
As of December 31, 2023 and 2022, the Company had conditional obligations under letters of credit issued pursuant to the Amended Credit Facilities with face amounts aggregating to $21.7 million and $22.5 million, respectively, resulting in $978.3 million and $977.5 million of available borrowing capacity under the Amended Revolving Credit Facility, respectively.
5.625% Senior Unsecured Notes
On January 19, 2017, the Company completed an offering of $400.0 million aggregate principal amount of 5.625% senior unsecured notes that mature on January 15, 2027 (the “5.625% Notes”) at a price of par. Interest on the 5.625% Notes is payable semi-annually on January 15th and July 15th of each year. The 5.625% Notes are not guaranteed by any of the Company’s subsidiaries except in the event that the Company, in the future, issues certain subsidiary-guaranteed debt securities. The Company may redeem the 5.625% Notes at any time, beginning on or after January 15, 2022, at the declining redemption premiums set forth in the indenture governing the 5.625% Notes.
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
The Convertible Notes are convertible into shares of the Company’s common stock at an initial conversion price of $23.40 per share, or 42.7350 shares, per $1,000 principal amount of notes, subject to adjustment if certain corporate events occur. However, in no event will the conversion exceed 55.5555 shares of common stock per $1,000 principal amount of notes. As of December 31, 2023, the maximum number of shares that could be issued to satisfy the conversion feature of the Convertible Notes is 18,360,815 and the amount by which the Convertible Notes if-converted value exceeded its principal amount was $147.2 million.
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
As of December 31, 2023 and 2022, no Convertible Notes have been redeemed or converted into the Company’s common stock.
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

The Convertible Notes consisted of the following components:

	December 31,
(in millions)	2023	2022
Liability:
Principal	$330.5	$330.5
Unamortized debt issuance costs	(4.4)	(6.2)
Net carrying amount	$326.1	$324.3
Interest expense, net
The table below presents interest expense, net:

	For the year ended December 31,
(in millions)	2023	2022	2021
Interest expense	$469.6	$760.1	$566.9
Capitalized interest	(4.9)	(1.9)	(4.1)
Interest expense, net	$464.7	$758.2	$562.8
The table below presents interest expense related to the Convertible Notes:

	For the year ended December 31,
(in millions)	2023	2022	2021
Coupon interest	$9.1	$9.1	$9.1
Amortization of debt discount	—	—	12.7
Amortization of debt issuance costs	1.7	1.7	0.9
Convertible Notes interest expense	$10.8	$10.8	$22.7
Debt issuance costs are amortized to interest expense over the term of the Convertible Notes at an effective interest rate of 3.329%. The remaining term of the Convertible Notes was 2.4 years as of December 31, 2023.
Covenants
Our Amended Credit Facilities, 5.625% Notes and 4.125% Notes, require us, among other obligations, to maintain specified financial ratios and to satisfy certain financial tests. In addition, our Amended Credit Facilities, 5.625% Notes and 4.125% notes, restrict, among other things, our ability to incur additional indebtedness, incur guarantee obligations, amend debt instruments, pay dividends, create liens on assets, make investments, engage in mergers or consolidations, and otherwise restrict corporate activities. Our debt agreements also contain customary events of default, including cross-default provisions that require us to meet certain requirements under the Master Leases (which are defined in Note 12, “Leases”), each with GLPI. If we are unable to meet our financial covenants or in the event of a cross-default, it could trigger an acceleration of payment terms.
As of December 31, 2023, the Company was in compliance with all required financial covenants. The Company believes that it will remain in compliance with all of its required financial covenants for at least the next twelve months following the date of filing this Annual Report on Form 10-K with the SEC.
Other Long-Term Obligations
Other Long-term Obligation
In February 2021, we entered into a financing arrangement providing the Company with upfront cash proceeds while permitting us to participate in future proceeds on certain claims. The financing obligation has been classified as a non-current liability, which is expected to be settled in a future period of which the principal is contingent and predicated on other events. Consistent with an obligor’s accounting under a debt instrument, period interest will be accreted using an effective interest rate of 27.0% and until such time that the claims and related obligation is settled. The amount included in interest expense related to this obligation was $36.1 million, $27.6 million, and $17.9 million for the years ended December 31, 2023, 2022, and 2021, respectively. The balance of the financing obligation is $154.1 million and $118.0 million as of December 31, 2023 and 2022, respectively.
Ohio Relocation Fees
Other long-term obligations included $9.4 million and $27.4 million as of December 31, 2023 and 2022, respectively, related to the relocation fees for Hollywood Gaming at Dayton Raceway (“Dayton”) and Hollywood Gaming at Mahoning Valley Race Course (“Mahoning Valley”), which opened in August 2014 and September 2014, respectively. The relocation fee for each facility is payable as follows: $7.5 million upon the opening of the facilities and eighteen semi-annual payments of $4.8 million beginning one year after the commencement of operations. These obligations are accreted to interest expense at an effective yield of 5.0%. As of December 31, 2023, the remaining balance of the relocation obligation of $9.4 million is included in “Current maturities of long-term debt” within our Consolidated Balance Sheets.
Event Center
As of December 31, 2023 and 2022, other long-term obligations included $10.0 million and $10.7 million, respectively, related to the repayment obligation of a hotel and event center located less than a mile away from Hollywood Casino Lawrenceburg, which was constructed by the City of Lawrenceburg Department of Redevelopment. Effective in January 2015, by contractual agreement, we assumed a repayment obligation for the hotel and event center in the amount of $15.3 million, which was financed through a loan with the City of Lawrenceburg Department of Redevelopment, in exchange for conveyance of the property. Beginning in January 2016, the Company was obligated to make annual payments on the loan of $1.0 million for 20 years. This obligation is accreted to interest expense at its effective yield of 3.0%.
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
AR PENN Master Lease
Prior to the effective date of the AR PENN Master Lease (as defined and discussed below), the Company leased real estate assets associated with 19 of the gaming facilities used in its operations via a triple net master lease with GLPI (the “PENN Master Lease”), which became effective November 1, 2013. The PENN Master Lease had an initial term of 15 years with four subsequent five-year renewal periods on the same terms and conditions, exercisable at the Company’s option.
On February 21, 2023, the Company and GLPI entered into an agreement to amend and restate the PENN Master Lease (the “AR PENN Master Lease”), effective January 1, 2023, to (i) remove the land and buildings for Hollywood Casino Aurora (“Aurora”), Hollywood Casino Joliet (“Joliet”), Columbus, Toledo, and the M Resort Spa Casino (“M Resort”), and (ii) make associated adjustments to the rent after which the initial rent in the AR PENN Master Lease was reset to $284.1 million, consisting of $208.2 million of building base rent, $43.0 million of land base rent, and $32.9 million of percentage rent (as such terms are defined in the AR PENN Master Lease). Subsequent to the execution of the AR PENN Master Lease, the lease contains real estate assets associated with 14 of the Company’s gaming facilities used in its operations. The current term of the AR PENN Master Lease expires on October 31, 2033 and thereafter contains three renewal terms of five years each on the same terms and conditions, exercisable at the Company’s option. The AR PENN Master Lease along with the 2023 Master Lease (as defined and discussed below) are cross-defaulted, cross-collateralized, and coterminous, and subject to a parent guarantee.
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

As a result of the annual escalator, effective as of November 1, 2023 for the lease year ended October 31, 2023, the fixed component of rent increased by $4.2 million, and additional ROU assets and corresponding lease liabilities of $28.7 million were recognized associated with the operating lease components. As a result of the annual escalator, effective as of November 1, 2022 for the lease year ended October 31, 2022, the fixed component of rent increased by $5.7 million, additional ROU assets and corresponding lease liabilities of $3.6 million were recognized associated with the operating lease components, and additional ROU assets and corresponding lease liabilities of $44.8 million were recognized associated with the finance lease components. As a result of the annual escalator, effective as of November 1, 2021 for the lease year ended October 31, 2021, the fixed component of rent increased by $5.6 million, additional ROU assets and corresponding lease liabilities of $34.2 million were recognized associated with the operating lease components, and additional ROU assets and corresponding lease liabilities of $3.1 million were recognized associated with the finance lease components. The next annual escalator test date is scheduled to occur effective November 1, 2024.
The November 1, 2023 PENN Percentage Rent reset resulted in an annual rent reduction of $4.4 million, which will be in effect until the next PENN Percentage Rent reset, scheduled to occur on November 1, 2028. Upon reset of the PENN Percentage Rent, effective November 1, 2023, we recognized additional ROU assets and corresponding lease liabilities of $117.4 million.
We concluded the execution of the AR PENN Master Lease constituted a modification event under ASC 842, which required us to reassess the classifications of the lease components and remeasure the associated lease liabilities. We concluded the lease term should end at the current lease expiration date of October 31, 2033 and the optional three renewal terms of five years each were not included in the lease term. The Company continues to evolve from a leading retail gaming operator to a leading provider of integrated entertainment, sports content, and casino gaming experiences. The execution of our omni-channel strategy continues to diversify our earning streams and precluded us from concluding all renewal periods were reasonably assured to be exercised.
As a result of the January 1, 2023 lease modification event, we concluded (i) the land components contained within the AR PENN Master Lease, which were previously primarily classified as finance leases under the PENN Master Lease, to be classified as operating leases, and (ii) control of the building assets have transferred from the Company to the lessor allowing for sale recognition in accordance with ASC 842 which results in the building components to be classified as operating leases. Prior to the January 1, 2023 lease modification event, control of substantially all of the building components were concluded not to have passed from the Company to the lessor in accordance with ASC 842 which required recognition of a financing obligation in accordance with ASC 470 and continued recognition of the underlying asset in “Property and equipment, net” within our Consolidated Balance Sheets. In conjunction with the sale recognition on the building components, we (i) derecognized $1.6 billion of financing obligations within our Consolidated Balance Sheets, offset to “Gain on REIT transaction, net” within our Statements of Operations; and (ii) derecognized $1.1 billion of “Property and equipment, net” associated with the building assets within our Consolidated Balance Sheets, offset to “Gain on REIT transaction, net” within our Consolidated Statements of Operations. As a result of our measurement of the associated operating lease liabilities, we recognized a reduction of the ROU assets and corresponding lease liabilities of $1.2 billion within our Consolidated Balance Sheets. Lease components classified as an operating lease are recorded to “General and administrative” within our Consolidated Statements of Operations.
Prior to the effective date of the AR PENN Master Lease, monthly rent associated with Columbus and monthly rent in excess of the Toledo rent floor were variable and considered contingent rent. Expense related to operating lease components associated with Columbus and Toledo were included in “General and administrative” within our Consolidated Statements of Operations and the variable expense related to financing obligations and finance lease components were included in “Interest expense, net” within our Consolidated Statements of Operations. Total monthly variable expenses were as follows:

	For the year ended December 31,
(in millions)	2022	2021
Variable expenses included in “General and administrative”	$1.2	$18.7
Variable expenses included in “Interest expense, net”	36.4	17.1
Total variable expenses	$37.6	$35.8
On January 14, 2022, the ninth amendment to the PENN Master Lease between the Company and GLPI became effective. The ninth amendment restated the definition of “Net Revenue” to clarify the inclusion of online-based revenues derived when a patron is physically present at a leased property, established a “floor” with respect to the PNRC Net Revenue amount used in the calculation of the annual rent escalator and PENN Percentage Rent, and modified the rent calculations upon a lease termination event as defined in the amendment.

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
As a result of our lease classification assessment, we concluded all land and building components contained within the 2023 Master Lease to be operating leases. As a result of our measurement of the operating lease liabilities, we recognized ROU assets and corresponding lease liabilities of $1.8 billion. Additionally, in connection with the termination of the prior Meadows Lease and Perryville Lease (both defined and discussed below), we (i) derecognized $171.9 million in ROU assets within our Consolidated Balance Sheets; (ii) derecognized $165.5 million in lease liabilities within our Consolidated Balance Sheets; and (iii) recognized a $6.5 million loss on the termination which is recorded in “Gain on REIT transaction, net” within our Consolidated Statements of Operations. Lease components classified as an operating lease are recorded to “General and administrative” within our Consolidated Statements of Operations.
The 2023 Master Lease includes a base rent (the “2023 Master Lease Base Rent”) equal to $232.2 million and the Master Development Agreement contains additional rent (together with the 2023 Master Lease Base Rent, the “2023 Master Lease Rent”) equal to (i) 7.75% of any project funding received by PENN from GLPI for an anticipated relocation of PENN’s riverboat casino and related developments with respect to Aurora (the “Aurora Project”) and (ii) a percentage, based on the then-current GLPI stock price, of any project funding received by PENN from GLPI for certain anticipated development projects with respect to Joliet, Columbus, and M Resort (the “Other Development Projects”). The Master Development Agreement provides that GLPI will fund up to $225.0 million for the Aurora Project and, upon PENN’s request, up to $350.0 million in the aggregate for the Other Development Projects, in accordance with certain terms and conditions set forth in the Master Development Agreement. These funding obligations of GLPI expire on January 1, 2026. The 2023 Master Lease Rent will be subject to a one-time increase of $1.4 million, effective November 1, 2027. The 2023 Master Lease Rent was subject to a fixed escalator of 1.5% on November 1, 2023 and will continue to increase annually thereafter. The Master Development Agreement provides that PENN may elect not to proceed with a development project prior to GLPI’s commencement of any equity or debt offering or credit facility draw intended to fund such a project or after such time in certain instances, provided that GLPI will be reimbursed for all costs and expenses incurred in connection with such discontinued project. The Aurora Project and the Other Development Projects are all subject to necessary regulatory and other government approvals.
Pinnacle Master Lease
In connection with the acquisition of Pinnacle on October 15, 2018, the Company assumed a triple net master lease with GLPI (the “Pinnacle Master Lease”), originally effective April 28, 2016, pursuant to which the Company leases real estate assets associated with 12 of the gaming facilities used in its operations. Upon assumption of the Pinnacle Master Lease, as amended, there were 7.5 years remaining of the initial ten-year term, with five subsequent, five-year renewal periods, on the same terms and conditions, exercisable at the Company’s option. The Company has determined that the lease term is 32.5 years.

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
As a result of the annual escalator, effective May 1, 2023, for the lease year ended April 30, 2023, the fixed component of rent increased by $4.7 million, and an additional ROU asset and corresponding lease liability of $33.3 million were recognized associated with the finance lease components. As a result of the annual escalator, effective as of May 1, 2022, for the lease year ended April 30, 2022, the fixed component of rent increased by $4.6 million, and an additional ROU asset and corresponding lease liability of $33.2 million were recognized associated with the finance lease components. As a result of the annual escalator, effective as of May 1, 2021, for the lease year ended April 30, 2021, the fixed component of rent increased by $4.5 million, and an additional ROU asset and corresponding lease liability of $17.2 million were recognized associated with the operating lease components. The next annual escalator test date is scheduled to occur on May 1, 2024.
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
We concluded the fifth amendment to the Pinnacle Master Lease constituted a modification event under ASC 842 (collectively with the ninth amendment to the PENN Master Lease, the “2022 Lease Modification”). As a result of the modification, the land components of substantially all of the Pinnacle Master Lease properties, which were previously classified as operating leases, are now primarily classified as finance leases. As a result of our measurement of the associated lease liabilities, we recognized additional ROU assets and corresponding lease liabilities of $937.6 million. The building components of substantially all of the Pinnacle Master Lease properties continue to be classified as financing obligations. Lease components classified as a finance lease are recorded to “Depreciation and amortization” and “Interest expense, net” within our Consolidated Statements of Operations. The Company recognizes interest expense on the lease payments related to the financing obligation under the effective yield method.
Other Triple Net Leases with REIT Landlords
Morgantown Lease
On October 1, 2020, the Company entered into an individual triple net lease with a subsidiary of GLPI for the land underlying our development project in Morgantown, Pennsylvania (“Morgantown Lease”) in exchange for $30.0 million in rent credits which were utilized to pay rent under the Master Leases, Meadows Lease (as defined and discussed below), and the Morgantown Lease during the year ended December 31, 2020.
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
We concluded control of the land underlying the Morgantown facility was not passed from the Company to the lessor in accordance with ASC 842. As such we recognized a financing obligation in accordance with ASC 470 and continue to recognize the underlying asset in “Property and equipment, net” within our Consolidated Balance Sheets. The Company recognizes interest expense on the lease payments related to the financing obligation under the effective yield method.
Perryville Lease
In conjunction with the acquisition of the operations of Perryville on July 1, 2021, the Company entered into a triple net lease with GLPI for the real estate assets associated with the property (“Perryville Lease”) for initial annual rent of $7.8 million per year subject to escalation. The initial term of the Perryville Lease was 20 years with three subsequent, five-year renewal periods, exercisable at the Company’s option. The building portion of the annual rent was subject to a fixed annual escalation of 1.50% in each of the following three years, with subsequent annual escalations of either (i) 1.25%, if the consumer price index increase is greater than 0.50%, or (ii) zero, if the consumer price index increase is less than 0.50%. We determined the transaction to be a finance lease arrangement and upon execution of the Perryville Lease, recorded a $102.9 million ROU asset and a corresponding lease liability.
As discussed above, as a result of entering into the 2023 Master Lease, the Perryville Lease was terminated effective January 1, 2023.
Prior to the lease termination, the land and building components were classified as finance leases. Lease components classified as a finance lease were recorded to “Depreciation and amortization” and “Interest expense, net” within our Consolidated Statements of Operations.
Meadows Lease
In connection with the acquisition of Pinnacle, we assumed a triple net operating lease associated with the real estate assets at Meadows (“Meadows Lease”), originally effective September 9, 2016. Upon assumption of the Meadows Lease, there were eight years remaining of the initial ten-year term, with three subsequent, five-year renewal options followed by one four-year renewal option on the same terms and conditions, exercisable at the Company’s option. The payment structure under the Meadows Lease included a fixed component (“Meadows Base Rent”), which was subject to an annual escalator of up to 5% for the initial term or until the lease year in which Meadows Base Rent plus Meadows Percentage Rent (as defined below) was a total of $31.0 million, subject to certain adjustments, and up to 2% thereafter, subject to an Adjusted Revenue to Rent Ratio (as defined in the Meadows Lease) of 2.0:1. The “Meadows Percentage Rent” was based on performance, which was prospectively adjusted for the next two-year period equal to 4.0% of the average annual net revenues of the property during the trailing two-year period.
As discussed above, as a result of entering into the 2023 Master Lease, the Meadows Lease was terminated effective January 1, 2023.
Prior to the termination of the Meadows Lease, the land and building components were classified as operating leases. Lease components classified as an operating lease were recorded to “General and administrative” within our Consolidated Statements of Operations.
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
Subsequent to year end, on February 1, 2024, the Margaritaville Lease annual escalator test resulted in an annual rent increase of $0.4 million and the recognition of an additional operating lease ROU asset and corresponding lease liability of $2.7 million. On February 1, 2023, the Margaritaville Lease annual escalator test resulted in an annual rent increase of $0.4 million and the recognition of an additional operating lease ROU asset and corresponding lease liability of $2.8 million. On February 1, 2022, the annual escalator test resulted in an annual rent increase of $0.4 million and the recognition of an additional operating lease ROU asset and corresponding lease liability of $2.9 million. We did not incur an annual escalator for the lease year ended January 31, 2021.
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

The land and building components contained within the Margaritaville Lease are classified as operating leases. Lease components classified as an operating lease are recorded to “General and administrative” within our Consolidated Statements of Operations.
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
On June 1, 2023, the Greektown Percentage Rent reset resulted in an annual rent increase of $1.5 million, which will be in effect until the next Greektown Percentage Rent reset, scheduled to occur on June 1, 2025. Upon reset of the Greektown Percentage Rent, effective June 1, 2023, we recognized an additional operating lease ROU asset and corresponding lease liability of $7.0 million. On June 1, 2021, the Greektown Percentage Rent reset resulted in an annual rent reduction of $4.2 million, which was in effect until the next Greektown Percentage Rent reset, which occurred on June 1, 2023. Upon reset of the Greektown Percentage Rent, effective June 1, 2021, we recognized an additional operating lease ROU asset and corresponding lease liability of $4.1 million.
The land and building components contained within the Greektown Lease are classified as operating leases. Lease components classified as an operating lease are recorded to “General and administrative” within our Consolidated Statements of Operations.
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
The land and building components contained within the Tropicana Lease were classified as operating leases. Lease components classified as an operating lease were recorded to “General and administrative” within our Consolidated Statements of Operations.
Non-REIT Operating Leases
In addition to any operating lease components contained within the Master Leases, Meadows Lease, Margaritaville Lease, Greektown Lease, and Tropicana Lease (collectively referred to as “triple net operating leases”), the Company’s operating leases consists of (i) ground and levee leases to landlords which were not assumed by our REIT Landlords and remain an obligation of the Company, and (ii) buildings and equipment not associated with our REIT Landlords. Certain of our lease agreements include rental payments based on a percentage of sales over specified contractual amounts, rental payments adjusted periodically for inflation, and rental payments based on usage. The Company’s leases include options to extend the lease terms. The Company’s operating lease agreements do not contain any material residual value guarantees or material restrictive covenants.

Information related to lease term and discount rate was as follows:

	December 31,
	2023	2022
Weighted-Average Remaining Lease Term
Operating leases	11.2 years	19.1 years
Finance leases	27.3 years	26.7 years
Financing obligations	27.6 years	27.5 years

Weighted-Average Discount Rate
Operating leases	7.7%	5.8%
Finance leases	5.2%	5.2%
Financing obligations	5.2%	7.7%
The components of lease expense were as follows:

	Location on Consolidated Statements of Operations	For the year ended December 31,
(in millions)		2023	2022	2021
Operating Lease Costs
Rent expense associated with triple net operating leases (1)	General and administrative	$591.1	$149.6	$454.4
Operating lease cost (2)	Primarily General and administrative	22.4	19.7	16.6
Short-term lease cost	Primarily Gaming expense	81.2	74.6	64.9
Variable lease cost (2)	Primarily Gaming expense	3.6	4.3	4.3
Total		$698.3	$248.2	$540.2

Finance Lease Costs
Interest on lease liabilities (3)	Interest expense, net	$110.6	$258.4	$17.2
Amortization of ROU assets (3)	Depreciation and amortization	87.5	181.6	10.6
Total		$198.1	$440.0	$27.8

Financing Obligation Costs
Interest on financing obligations (4)	Interest expense, net	$146.6	$347.0	$416.9
(1)For the year ended December 31, 2023, pertains to the following operating leases: (i) AR PENN Master Lease; (ii) 2023 Master Lease; (iii) Margaritaville Lease; and (iv) Greektown Lease.
For the year ended December 31, 2022, pertains to the operating lease components contained within the (i) PENN Master Lease (specific to the land and building components associated with the operations of Dayton and Mahoning Valley); (ii) Meadows Lease; (iii) Margaritaville Lease; (iv) Greektown Lease; and (v) Tropicana Lease (which terminated on September 26, 2022).
For the year ended December 31, 2021, pertains to the operating lease components contained within the (i) PENN Master Lease (specific to the land, inclusive of the variable expense associated with Columbus and Toledo); (ii) Pinnacle Master Lease (specific to the land); (iii) Meadows Lease; (iv) Margaritaville Lease; (v) Greektown Lease; and (vi) Tropicana Lease.
(2)Excludes the operating lease costs and variable lease costs pertaining to our triple net leases with our REIT landlords classified as operating leases, discussed in footnote (1) above.
(3)For the year ended December 31, 2023, pertains to the finance lease components associated with the Pinnacle Master Lease (land).
For the year ended December 31, 2022, pertains to the finance lease components associated with the (i) PENN Master Lease; (ii) Pinnacle Master Lease; and (iii) Perryville Lease. The finance lease components contained within the PENN Master Lease and the Pinnacle Master Lease primarily consisted of the land, inclusive of the variable expense associated with Columbus and Toledo.
For the year ended December 31, 2021, pertains to the finance lease components associated with the (i) PENN Master Lease; and (ii) Perryville Lease (effective July 1, 2021). The finance lease components contained within the PENN Master Lease consisted of the land and building components associated with the operations of Dayton and Mahoning Valley.
(4)     For the year ended December 31, 2023, pertains to the components contained within the Pinnacle Master Lease (buildings) and the Morgantown Lease.
For the years ended December 31, 2022 and 2021, pertains to the components contained within the (i) PENN Master Lease (primarily buildings) inclusive of the variable expense associated with Columbus and Toledo for the financing obligation components; (ii) Pinnacle Master Lease (buildings); and (iii) Morgantown Lease.

Supplemental cash flow information related to leases was as follows:

	For the year ended December 31,
(in millions)	2023	2022	2021
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from finance leases	$110.6	$258.4	$17.2
Operating cash flows from operating leases	$609.9	$163.2	$428.3
Financing cash flows from finance leases	$47.1	$110.5	$8.5

Non-cash lease activities:
Commencement of operating leases	$3,820.4	$58.5	$96.4
Derecognition of operating lease liabilities	$307.7	$—	$—
Commencement of finance leases	$33.3	$1,462.1	$106.1
Derecognition of finance lease liabilities	$2,933.6	$—	$—
Derecognition of finance obligations	$1,567.8	$—	$—
Total payments made under the Triple Net Leases were as follows:

	For the year ended December 31,
(in millions)	2023	2022	2021
AR PENN Master Lease	$284.1	$—	$—
2023 Master Lease	232.8	—	—
PENN Master Lease	—	480.3	475.7
Pinnacle Master Lease	339.4	334.1	328.3
Perryville Lease	—	7.8	3.9
Meadows Lease	—	24.6	24.9
Margaritaville Lease	26.2	23.8	23.5
Greektown Lease	52.2	51.3	53.1
Morgantown Lease	3.1	3.1	3.0
Total (1)	$937.8	$925.0	$912.4
(1)For the years ended December 31, 2022 and 2021, rent payable under the Tropicana Lease was nominal. Therefore, it has been excluded from the table above. The Tropicana Lease was terminated on September 26, 2022.

The classification of lease ROU assets was as follows:

	December 31,
(in millions)	2023	2022
Lease ROU assets
Operating leases	$4,264.7	$1,068.4
Finance leases	2,041.0	5,034.9
Total	$6,305.7	$6,103.3

The following is a maturity analysis of our operating leases, finance leases, and financing obligations as of December 31, 2023:

(in millions)	Operating Leases	Finance Leases	Financing Obligations
Years ending December 31:
2024	$617.9	$149.3	$166.5
2025	611.1	144.7	166.5
2026	611.8	144.7	166.6
2027	614.5	144.6	166.5
2028	613.6	144.6	166.6
Thereafter	3,318.6	3,222.4	3,829.5
Total lease payments	6,387.5	3,950.3	4,662.2
Less: Imputed interest	(2,141.1)	(1,847.5)	(2,234.8)
Present value of future lease payments	4,246.4	2,102.8	2,427.4
Less: Current portion of lease obligations	(302.3)	(40.3)	(41.3)
Long-term portion of lease obligations	$3,944.1	$2,062.5	$2,386.1
Lessor
The Company leases its hotel rooms to patrons and records the corresponding lessor revenue in “Food, beverage, hotel, and other revenues” within our Consolidated Statements of Operations. For the years ended December 31, 2023, 2022, and 2021, the Company recognized $247.3 million, $262.0 million, and $231.1 million of lessor revenues related to the rental of hotel rooms, respectively. Hotel leasing arrangements vary in duration but are short-term in nature. The cost and accumulated depreciation of property and equipment associated with hotel rooms is included in “Property and equipment, net” within our Consolidated Balance Sheets.
Note 13—Commitments and Contingencies
ESPN Sportsbook and Investment Agreements
On August 8, 2023, PENN entered into the Sportsbook Agreement with ESPN which provides for a long-term strategic relationship between PENN and ESPN relating to online sports betting in the United States.
Pursuant to the Sportsbook Agreement, PENN rebranded the existing Barstool Sportsbook across all online platforms in the United States as ESPN BET and will oversee daily operations of the Sportsbook. The Sportsbook Agreement provides PENN with an exclusive license to use the ESPN BET trademark in the United States in connection with the Sportsbook. In addition, ESPN provides certain marketing, content integration, and promotional services in support of the Sportsbook, including access to ESPN talent, and exclusively promotes the Sportsbook in the United States, subject to certain exceptions, in accordance with a mutually agreed on-channel marketing plan. The Sportsbook will be deeply integrated within the broader ESPN editorial, content, digital product, and sports programming ecosystem, with access to ESPN’s industry leading audience and database.
The Sportsbook Agreement has an initial 10-year term and may be extended for an additional ten years upon mutual agreement of PENN and ESPN. In consideration for the media marketing services and brand and other rights provided by ESPN, PENN will pay $150.0 million per year in cash pursuant to the Sportsbook Agreement for the initial 10-year term and issue the warrants pursuant to the Investment Agreement (as defined and described in more detail below). In addition, the Sportsbook Agreement may be terminated by either party (i) in the case of an uncured material breach by or bankruptcy of the other party, (ii) if at the end of year three of the term the Sportsbook has not achieved a specified level of market share based on gross gaming revenue in the states in which the Sportsbook operates while branded ESPN BET, (iii) in certain circumstances, if the other party or certain of its officers is the subject of a criminal or other investigation by federal or state authorities, is charged with certain crimes or commits certain other acts, including those which would reasonably be expected to cause material damage to the terminating party’s reputation or brand, or (iv) in certain circumstances involving non-compliance with data privacy laws. In addition, ESPN has the right to terminate the Sportsbook Agreement if (i) a repeated material breach by PENN of the terms of the ESPN intellectual property license or an uncured material breach by PENN of the terms of the ESPN intellectual property license that results in material harm to the reputation or goodwill associated with the ESPN brand or name, (ii) in certain circumstances where PENN commits a material failure of specified product and technology guidelines or certain customer service level metrics, (iii) if at the end of year three or year seven of the term the Sportsbook’s market access is not at least a specified percentage of the total market access by the online sportsbook operator with the most expansive market access, subject to certain exceptions, (iv) if ESPN undergoes certain transactions involving a significant change in ownership of ESPN, subject to the payment of a termination fee to PENN, or (v) in certain circumstances if PENN undergoes certain transactions involving a significant change in ownership of PENN, including such a transaction involving a competitor of The Walt Disney Company (“TWDC”). PENN has the right to terminate the Sportsbook Agreement (i) if ESPN undergoes certain transactions resulting in a significant change in ownership of ESPN involving a competitor of PENN, (ii) in certain circumstances related to the suitability of ESPN, TWDC, or certain of their respective officers for gaming regulatory purposes, or (iii) in certain circumstances if PENN is unable to utilize the ESPN BET brand in states comprising a specified percentage of the aggregate population for all states in which PENN conducts online sports betting in the United States.
In connection with the Sportsbook Agreement, PENN and ESPN, Inc. entered into an Investment Agreement (the “Investment Agreement”) on August 8, 2023. The Investment Agreement provides for the issuance to ESPN, Inc. of certain warrants to purchase shares of PENN common stock, par value $0.01 per share, and setting forth certain other governance rights of ESPN, Inc. Pursuant to the Investment Agreement PENN issued to ESPN, Inc. warrants to purchase approximately 31.8 million shares of PENN common stock. The warrants are classified as equity and contain three separate tranches which vest quarterly over ten years from the date of the Investment Agreement, provided that any remaining unvested portion of the first tranche of warrants will vest on August 8, 2032. If the Sportsbook Agreement is terminated due to certain breaches of the Sportsbook Agreement by PENN, then all unvested warrants will immediately vest. If the Sportsbook Agreement is terminated for any other reason, then all unvested warrants will immediately be forfeited, subject to certain exceptions. At the grant date, the $550.4 million fair value of the awards was determined using the Black Scholes pricing model with contractual terms ranging from 9.5 to 11.5 years, and strike prices ranging from $26.08 to $32.60. Additionally, if after February 29, 2024 and during the term of the Sportsbook Agreement PENN achieves specified performance conditions based on an average market share based on gross gaming revenue in the states in which the Sportsbook operates (as defined within the Investment Agreement), PENN could issue to ESPN, Inc. warrants to purchase up to an additional 6.4 million shares of PENN common stock. The additional warrants will be fully vested upon issuance, have an exercise price of $28.95, and will be exercisable for 10.5 years from the date of issuance.
During the year ended December 31, 2023, the Company recognized $33.3 million in marketing expenses related to the Sportsbook Agreement and recognized $12.5 million in marketing expenses related to the Investment Agreement. Expenses related to the Sportsbook Agreement and the Investment Agreement are recorded as marketing expense within “Gaming” expenses on the Consolidated Statements of Operations and recognized when services are received.

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
Location Share Agreements
Prairie State Gaming (“PSG”) enters into location share agreements with bar and retail establishments in Illinois. These agreements are contracts which allow PSG to place VGTs in the bar or retail establishment in exchange for a percentage of the variable revenue generated by the VGTs. PSG holds the gaming license with the state of Illinois and the location share percentage is determined by the state of Illinois. The Company records the location share payments to “Gaming” expense within the Consolidated Statements of Operations. For the years ended December 31, 2023, 2022, and 2021, the total location share payments made by PSG were $45.3 million, $43.6 million, and $43.3 million, respectively.
Purchase Obligations
The Company has obligations to purchase various goods and services totaling $790.7 million as of December 31, 2023, including $339.4 million which will be incurred in 2024. Purchase obligations totaled $405.6 million as of December 31, 2022. The increase over the prior year is primarily due to the Sportsbook Agreement with ESPN described above. Additionally, 2024 amounts include capital expenditure obligations related to the Aurora Project and Other Development Projects as described below.

Capital Expenditure Commitments
Pursuant to each of our Triple Net Leases, with the exception of our Morgantown Lease (which is a land lease we entered into on October 1, 2020 with GLPI as discussed in Note 12, “Leases”), we are obligated to spend a minimum of 1% of annual net revenues, in the aggregate under each lease, on the maintenance of such facilities. In addition, we are expecting to have capital expenditures in connection with the Aurora Project and Other Development Projects as a result of our Master Development Agreement with GLPI (also discussed in Note 12, “Leases”).
Employee Benefit Plans
The Company maintains a qualified retirement plan under the provisions of Section 401(k) of the Internal Revenue Code of 1986, as amended, which covers all eligible employees (the “PENN 401(k) Plan”). The PENN 401(k) Plan enables participating employees to defer a portion of their salary in a retirement fund to be administered by the Company. The Company makes a discretionary match contribution, where applicable, of 50% of employees’ elective salary deferrals, up to a maximum of 6% of eligible employee compensation. The matching contributions to the PENN 401(k) Plan for the years ended December 31, 2023, 2022, and 2021 were $13.4 million, $12.1 million, and $10.2 million, respectively.
We maintain a non-qualified deferred compensation plan (the “EDC Plan”) that covers most management and other highly-compensated employees. The EDC Plan was effective beginning March 1, 2001. The EDC Plan allows the participants to defer, on a pre-tax basis, a portion of their base annual salary and/or their annual bonus and earn tax-deferred earnings on these deferrals. The EDC Plan also provides for matching Company contributions that vest over a five-year period. The Company has established a trust, and transfers to the trust, on a periodic basis, an amount necessary to provide for its respective future liabilities with respect to participant deferral and Company contribution amounts. The Company’s matching contributions for the EDC Plan for the years ended December 31, 2023, 2022, and 2021 were $4.3 million, $4.6 million, and $3.3 million, respectively. Our deferred compensation liability, which is included in “Accrued expenses and other current liabilities” within the Consolidated Balance Sheets, was $87.7 million and $70.8 million as of December 31, 2023 and 2022, respectively.
Labor Agreements
We are required to have agreements with the horsemen at the majority of our racetracks to conduct our live racing and/or simulcasting activities. In addition, in order to operate gaming machines and table games in West Virginia, the Company must maintain agreements with each of the Charles Town horsemen, pari-mutuel clerks and breeders. As of December 31, 2023, we had 35 collective bargaining agreements covering approximately 4,180 active employees. Twelve collective bargaining agreements are scheduled to expire in 2024.

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
The components of the Company’s deferred tax assets and liabilities were as follows:

	December 31,
(in millions)	2023	2022
Deferred tax assets:
Stock-based compensation expense	$7.6	$8.1
Accrued expenses	128.6	86.1
Financing and operating leasing obligations	2,292.8	2,619.3
Unrecognized tax benefits	9.9	9.8
Investments in and advances to unconsolidated affiliates	15.2	13.0
Discount on convertible notes	0.3	0.4
Net operating losses and tax credit carryforwards	138.4	108.2
Capital loss carryforwards	126.1	4.5
Interest limitation carryforwards	12.1	—
Gross deferred tax assets	2,731.0	2,849.4
Less: Valuation allowance	(210.5)	(31.2)
Net deferred tax assets	2,520.5	2,818.2
Deferred tax liabilities:
Property and equipment, not subject to the Master Leases	(123.9)	(99.1)
Property and equipment, subject to the Master Leases	(635.0)	(925.0)
Intangible assets	(259.1)	(263.7)
Lease right-of-use assets	(1,620.1)	(1,564.3)
Net deferred tax liabilities	(2,638.1)	(2,852.1)
Long-term deferred tax liabilities, net	$(117.6)	$(33.9)
The realizability of the net deferred tax assets is evaluated quarterly by assessing the need for a valuation allowance and by adjusting the amount of the allowance, if necessary. Pursuant to ASC 740, the Company considers all available (both quantitative and qualitative) positive and negative evidence including, but not limited to, statutory carryback periods, projected future taxable income, and feasible tax planning strategies that could be implemented as a source of positive evidence to realize the net deferred tax assets. In accordance with ASC 740, the most objectively verifiable form of evidence is to evaluate an entity’s three-year history of pre-tax book income or loss by jurisdiction. ASC 740 suggests that additional scrutiny should be given to deferred taxes of an entity with cumulative pre-tax book losses during the three most recent years and is considered significant negative evidence that is objectively verifiable and therefore, an entity would need sufficient quality and quantity to support a conclusion to overcome.
During 2023, there were no material changes to our core business operations that altered our prior year conclusion to release the valuation allowance against the federal, foreign, and state net deferred tax assets for the portion that is more-likely-than-not to be realized. The Company continued to generate significant positive evidence in the U.S. with three-year cumulative domestic pre-tax book income of $518.7 million, despite the significant pre-tax book charge related to the sale of Barstool Sports and the $130.6 million impairment charges recorded during the year. The Company maintained a valuation allowance of $210.5 million, as of December 31, 2023, against certain net deferred tax assets primarily related to (i) a capital loss realized on the sale of Barstool Sports of $126.1 million, (ii) foreign jurisdictions that were in a three-year cumulative pre-tax loss position as of the balance sheet date of $47.1 million, (iii) certain state net operating loss (“NOL”) carryforwards of $30.6 million, and (iv) other state deferred tax assets of $6.7 million. The Company intends to continue to maintain a valuation allowance on its net deferred tax assets until there is sufficient objectively verifiable positive evidence to support the realization of all or some portion of these deferred tax assets. In the event the Company determines that the deferred income tax assets would be realized in the future more than their net recorded amount, an adjustment to the valuation allowance would be recorded, which would reduce the provision for income taxes.
As of December 31, 2023, the Company had the following pre-tax carryforwards: (i) pre-tax U.S. federal NOL carryforwards of $100.3 million, $88.0 million will expire at various dates through 2037, and the residual being carried forward indefinitely; (ii) pre-tax foreign NOL carryforwards of $189.4 million that will expire through 2042; (iii) pre-tax capital losses of $500.0 million, the majority of which was generated from the Barstool divestiture and will expire in 2028; and (iv) pre-tax interest expense limitation carryforwards of $48.5 million that can be carried forward indefinitely. All acquired tax attributes are subject to limitations under the Internal Revenue Code and underlying Treasury Regulations.
As of December 31, 2023, the Company also had $1.2 billion of pre-tax state NOL carryforwards, primarily generated in the Commonwealth of Pennsylvania, Colorado, Illinois, Iowa, Louisiana, Maryland, Michigan, Missouri, New Mexico, and localities within Ohio and Michigan. The tax benefit associated with these NOL carryforwards was $65.4 million and a partial valuation allowance as mentioned above has been recorded due to negative evidence of certain statutorily limitations and level of earnings projections in the respective jurisdictions. The majority of the state NOL carryforwards will expire at various dates from December 31, 2023 through December 31, 2042 with the remaining being carried forward indefinitely.
In general, the Company has not recognized any U.S. tax expense on undistributed foreign earnings, as we intend to reinvest and expand into new markets outside the U.S. for the foreseeable future. If our intent changes or if these earnings are needed for our U.S. operations, we would be required to accrue and pay U.S. taxes on a portion or all of these undistributed earnings. It is not practicable to estimate the amount of deferred tax liability related to investments in these foreign subsidiaries. The undistributed foreign earnings were immaterial at December 31, 2023.
The domestic and foreign components of income (loss) before income taxes for the years ended December 31, 2023, 2022, and 2021 were as follows:

	For the year ended December 31,
(in millions)	2023	2022	2021
Domestic	$(382.6)	$295.3	$606.0
Foreign	(117.0)	(120.0)	(66.9)
Total	$(499.6)	$175.3	$539.1
The components of income tax benefit (expense) for the years ended December 31, 2023, 2022, and 2021 were as follows:

	For the year ended December 31,
(in millions)	2023	2022	2021
Current tax expense
Federal	$(20.8)	$(89.0)	$(100.0)
State	(4.9)	(15.3)	(23.1)
Total current	(25.7)	(104.3)	(123.1)
Deferred tax benefit (expense)
Federal	13.2	33.7	(11.9)
State	22.8	78.5	13.3
Foreign	(2.1)	38.5	3.1
Total deferred	33.9	150.7	4.5
Total income tax benefit (expense)	$8.2	$46.4	$(118.6)

The following table reconciles the statutory federal income tax rate to the actual effective income tax rate, and related amounts of income tax benefit (expense), for the years ended December 31, 2023, 2022, and 2021:

	For the year ended December 31,
	2023	2022	2021
(in millions, except tax rates)
Amount of pre-tax income
Federal statutory rate	$105.0	$(36.8)	$(113.2)
State and local income taxes, net of federal benefits	16.1	(5.2)	(7.7)
Tax law change	—	(10.8)	—
Nondeductible expenses	(48.5)	(7.8)	(13.3)
Compensation	(7.2)	(6.2)	6.5
Foreign	1.9	0.9	0.9
Valuation allowance	(56.4)	113.4	(5.9)
Tax credits	4.9	4.6	5.8
Equity investment write-off	(2.6)	—	11.3
Other	(5.0)	(5.7)	(3.0)
Income tax benefit (expense)	$8.2	$46.4	$(118.6)
Effective Tax Rate	1.7%	(26.5)%	22.0%
A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows:

(in millions)	Unrecognized tax benefits
Unrecognized tax benefits as of January 1, 2021	$36.3
Additions based on prior year positions	3.8
Decreases due to settlements and/or reduction in reserves	(0.1)
Unrecognized tax benefits as of December 31, 2021	40.0
Additions based on prior year positions	2.9
Decreases due to settlements and/or reduction in reserves	(0.2)
Unrecognized tax benefits as of December 31, 2022	42.7
Additions based on prior year positions	2.2
Decreases due to settlements and/or reduction in reserves	(1.3)
Unrecognized tax benefits as of December 31, 2023	$43.6
During the year ended December 31, 2023, we did not record any new tax reserves, and accrued interest or penalties related to current year uncertain tax positions. Regarding prior year tax positions, we recorded $3.8 million of tax reserves and accrued interest and reversed $3.1 million of previously recorded tax reserves and accrued interest for uncertain tax positions. As of December 31, 2023 and 2022, unrecognized tax benefits, inclusive of accruals for income tax related penalties and interest, of $47.2 million and $46.0 million, respectively, were included in “Other long-term liabilities” within the Company’s Consolidated Balance Sheets. Overall, the Company recorded a net tax expense of $1.1 million in connection with its uncertain tax positions for the year ended December 31, 2023.
The liability for unrecognized tax benefits as of December 31, 2023 and 2022 included $37.3 million and $36.3 million, respectively, of tax positions that, if reversed, would affect the effective tax rate. During the year ended December 31, 2023, we recognized income of $0.2 million to interest and penalties, net of deferred taxes, as compared to an expense of $0.6 million and $0.7 million to interest and penalties, net of deferred taxes for the years ended December 31, 2022 and 2021, respectively. In addition, the Company had an immaterial amount of reductions in previously accrued interest and penalties for the year ended December 31, 2023 and no reductions for the year ended December 31, 2022. We classify any income tax related penalties and interest accrued related to unrecognized tax benefits in “Income tax benefit (expense)” within the Consolidated Statements of Operations.
The Company is currently in various stages of the examination process in connection with its open audits. Generally, it is difficult to determine when these examinations will be closed, but the Company reasonably expects that its ASC 740 liabilities will not significantly change over the next twelve months. As of December 31, 2023, the Company has open tax years 2019 through 2021 that could be subject to examination for U.S. federal income taxes. In addition, we are subject to state and local income tax examinations for various tax years in the taxing jurisdictions in which we operate. Such audits could result in increased tax liabilities, interest and penalties. While the Company believes its tax positions are appropriate, we cannot assure the outcome will remain consistent with our expectation. The Company believes we have adequately reserved for potential audit exposures of uncertain tax positions. In the event the final outcome of these matters is different than the amounts recorded, such differences will impact our income tax provision in the period in which the determination is made.
As of December 31, 2023 and 2022, prepaid income taxes of $65.3 million and $15.2 million, respectively, were included in “Prepaid expenses” within the Company’s Consolidated Balance Sheets.
Tax Legislation
Inflation Reduction Act. On August 16, 2022, The Inflation Reduction Act of 2022 (“IRA”) was signed into law. The IRA contains several provisions including a 15% corporate alternative minimum tax (“CAMT”) for certain large corporations that have at least an average of $1.0 billion adjusted financial statement income over a three-year period effective for tax years beginning after December 31, 2022. A CAMT credit would also be allowed to offset regular federal tax in future years. The IRA also includes a 1% excise tax on corporate stock repurchases after January 1, 2023. Based on our analysis of the IRA and subsequent guidance, management does not expect the CAMT to have a material effect on our future cash flows and results of operations. In 2023, the 1% excise tax on corporate stock repurchases was an immaterial amount.
Note 15—Stockholders’ Equity
Common and Preferred Stock
On May 11, 2021, as part of the acquisition of Hitpoint, the Company issued 43,684 shares for a total of $3.5 million. On both July 8, 2022 and June 29, 2023, the Company issued 4,055 shares in connection with the achievement of the first and second of three annual mutual goals established by the Company and Hitpoint for a total of $0.2 million and $0.1 million, respectively.
On August 1, 2021, as part of the acquisition of Sam Houston, the Company issued 198,103 shares for a total of $15.8 million.
On October 19, 2021, as part of the acquisition of theScore, the Company issued 12,319,340 shares of common stock with a par value of $0.01 and 697,539 Exchangeable Shares for approximately $1.0 billion, as discussed in Note 6, “Acquisitions and Dispositions.” During the year ended December 31, 2023, we issued 2,854 Exchangeable Shares. During the year ended December 31, 2022, we did not issue Exchangeable Shares. As of both December 31, 2023 and 2022, there were 768,441 Exchangeable Shares authorized, of which 560,267 shares and 620,019 shares were outstanding, respectively.
In conjunction with the February 2020 stock purchase agreement between PENN and Barstool, the Company issued 883 shares of non-voting convertible Series D Preferred Stock, par value $0.01, to certain individual stockholders affiliated with Barstool. The Series D Preferred stockholders were entitled to participate equally and ratably in all dividends and distributions paid to holders of PENN common stock based on the number of shares of PENN common stock into which such Series D Preferred Stock could convert. 1/1,000th of a share of Series D Preferred Stock was convertible into one share of PENN common stock. The Series D Preferred Stock was available for conversion into PENN common stock in tranches over four years, with the first and second 20% tranches having been available for conversion into PENN common stock in the first quarter of 2021 and first quarter of 2022, respectively. During the first quarter of 2023, an additional tranche of 30% became available for conversion.
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
On February 22, 2021 and August 23, 2021, 151 and 43 shares of Series D Preferred Stock, respectively, were converted to common stock. As a result of the conversions, the Company issued 151,200 and 43,000 shares of common stock, respectively, each with a par value of $0.01. On February 23, 2022 and February 24, 2022, 43 and 151 shares of Series D Preferred Stock, respectively, were converted to common stock. As a result of the conversions, the Company issued 43,000 and 151,200 shares of common stock, respectively, each with a par value of $0.01. The issuances were exempt from registration pursuant to Section 4(a)(2) of the Securities Act.

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
On March 3, 2023, 227 shares of Series D Preferred Stock were converted to common stock. As a result of the conversion, the Company issued 226,800 shares of common stock with a par value of $0.01. Pursuant to the Barstool SPA, on August 11, 2023, all remaining 354 outstanding shares of Series D Preferred Stock were converted to common stock. As a result of the conversion, the Company issued 353,800 shares of common stock with a par value of $0.01. The issuances were exempt from registration pursuant to Section 4(a)(2) of the Securities Act.
As of both December 31, 2023 and 2022, there were 5,000 shares authorized of Series D Preferred Stock of which zero shares and 581 shares were outstanding, respectively.
The Company previously issued two series of preferred stock, Series B and Series C, each with a par value of $0.01 per share. As of both December 31, 2023 and 2022, there were 1,000,000 and 18,500 shares authorized of our Series B and Series C preferred stock, respectively. There were no shares outstanding of either Series B or Series C preferred stock as of both December 31, 2023 and 2022.
On August 8, 2023, pursuant to the Investment Agreement with ESPN, Inc., the Company issued warrants to ESPN, Inc. to purchase approximately 31.8 million shares of PENN common stock, par value $0.01 per share, as discussed in Note 13, “Commitments and Contingencies.”
Share Repurchase Authorization
During the second quarter of 2023, we completed our $750 million share repurchase authorization approved by the Board of Directors on February 1, 2022 (the “February 2022 Authorization”).
On December 6, 2022, a second share repurchase program was authorized for an additional $750.0 million (the “December 2022 Authorization”). The December 2022 Authorization expires on December 31, 2025.
The Company utilized the capacity under the February 2022 Authorization prior to effecting any repurchases under the December 2022 Authorization. Repurchases by the Company are subject to available liquidity, general market and economic conditions, alternate uses for the capital, and other factors. Share repurchases may be made from time to time through a Rule 10b5-1 trading plan, open market transactions, block trades or in private transactions in accordance with applicable securities laws and regulations and other legal requirements. There is no minimum number of shares that the Company is required to repurchase and the repurchase authorization may be suspended or discontinued at any time without prior notice.
During the years ended December 31, 2023 and 2022, respectively, the Company repurchased 5,438,221 and 17,561,288 shares of its common stock in open market transactions for $149.8 million and $601.1 million at an average price of $27.54 and $34.23 per share under the February 2022 and December 2022 Authorizations. The cost of all repurchased shares is recorded to “Treasury stock” within the Consolidated Balance Sheets.
No shares of the Company’s common stock were repurchased subsequent to the year ended December 31, 2023. As of February 22, 2024, the remaining availability under our December 2022 Authorization was $749.5 million.
Other
In the second quarter of 2021, the Company entered into two promissory notes with shareholders for a total of $9.0 million. The promissory notes were unsecured with interest of 2.25%. As of December 31, 2022, the receivable was recorded as a reduction of equity within “Additional paid-in capital” in our Consolidated Balance Sheets. During the first quarter of 2023, the outstanding loan balance was settled and recorded as an increase of equity within “Additional paid-in capital” in our Consolidated Balance Sheets.

Note 16—Stock-Based Compensation
2022 Long Term Incentive Compensation Plan
On June 7, 2022, the Company’s shareholders, upon the recommendation of the Company’s Board of Directors, approved the Company’s 2022 Long Term Incentive Compensation Plan (the “2022 Plan”). The 2022 Plan authorizes the Company to issue stock options (incentive and/or non-qualified), stock appreciation rights (“SARs”), restricted stock (shares and/or units), performance awards (shares and/or units), and cash awards to executive officers, non-employee directors, other employees, consultants, and advisors of the Company and its subsidiaries. Non-employee directors and consultants are eligible to receive all such awards, other than incentive stock options. Pursuant to the 2022 Plan, an initial 6,870,000 shares of the Company’s common stock were reserved for issuance, plus any shares of common stock subject to outstanding awards under both the previous 2018 Long Term Incentive Compensation Plan, as amended (“2018 Plan”) and the Score Media and Gaming Inc. Second Amended and Restated Stock Option and Restricted Stock Unit Plan (the “theScore Plan”) as of June 7, 2022 and outstanding awards that are forfeited or settled for cash under each of the prior plans.
On June 6, 2023, the Company’s shareholders, upon the recommendation of the Company’s Board of Directors, approved an amendment to the 2022 Plan (as amended, the “2022 Amended Plan”), which increased the number of shares reserved for issuance under the plan by 7,000,000 shares to 13,870,000 shares. For purposes of determining the number of shares available for issuance under the 2022 Amended Plan, stock options, restricted stock, and all other equity settled awards count against the 13,870,000 share limit as one share of common stock for each share granted. Any awards that are not settled in shares of common stock are not counted against the share limit. As of December 31, 2023, there are 11,008,469 shares available for future grants under the 2022 Amended Plan.
2018 Long Term Incentive Compensation Plan (“2018 Plan”)
The Company’s 2018 Plan authorized it to issue stock options (incentive and/or non-qualified), SARs, restricted stock (shares and/or units), performance awards (shares and/or units), and cash awards to employees and any consultant or advisor to the Company or subsidiary. Non-employee directors were eligible to receive all such awards, other than incentive stock options. Pursuant to the 2018 Plan, 12,700,000 shares of the Company’s common stock were reserved for issuance. For purposes of determining the number of shares available for issuance under the 2018 Plan, stock options and SARs (except cash-settled SARs) counted against the 12,700,000 limit as one share of common stock for each share granted and restricted stock or any other full value stock award are counted as 2.30 shares of common stock for each share granted. Any awards that were not settled in shares of common stock were not counted against the share limit. In connection with the approval of the 2022 Plan, the 2018 Plan remains in place until all of the awards previously granted thereunder have been paid, forfeited, or expired. However, the shares which remained available for issuance under the 2018 Plan are no longer available for issuance and all future equity awards will be granted pursuant to the 2022 Plan.
On April 12, 2021, the Board of Directors granted 600,000 restricted stock units and 300,000 restricted stock awards with market-based and service-based vesting conditions (collectively the “Stock Awards”), solely to the Company’s Chief Executive Officer and President pursuant to the 2018 Plan. The Stock Awards are classified as equity with separate tranches and requisite service periods identified for each separately achievable component. As of the grant date, the fair value of the Stock Awards was $48.7 million and was calculated using a Monte Carlo simulation. The fair value of the restricted stock awards was estimated at $19.4 million and segregated into 15 tranches with expense recognition periods ranging from 2.2 to 6.0 years. The fair value of the restricted stock units was estimated at $29.3 million and segregated into four tranches with expense recognition periods ranging from 6.7 to 8.7 years. We recognized $8.4 million, $8.6 million, and $6.3 million of stock compensation expense for the Stock Awards during the years ended December 31, 2023, 2022, and 2021, respectively.
Score Media And Gaming Inc. Second Amended And Restated Stock Option And Restricted Stock Unit Plan (“theScore Plan”)
In connection with the acquisition of theScore on October 19, 2021, the Company registered theScore Plan. theScore Plan authorized the Company to issue non-qualified stock options and restricted stock units to employees and service providers affiliated with theScore prior to the acquisition date. At the date of acquisition, the Company rolled over all outstanding non-vested, unexercised stock options, and non-vested restricted stock units equivalent to 853,904 shares of the Company. Each rollover option and restricted stock unit were subject to substantially the same terms and conditions applicable to the award immediately prior to the acquisition. In connection with the transaction, the vesting provisions of unvested options and restricted stock units, awarded under the theScore Plan prior to August 4, 2021, were amended to provide for a new acceleration right for legacy theScore employees and service providers. The amendment provides that, if an involuntary termination without cause occurs at any time prior to April 19, 2023, unvested options and restricted stock units will automatically accelerate and become fully vested on the effective date of termination. In connection with the approval of the 2022 Plan, theScore Plan remains in place until all of the awards previously granted thereunder have been paid, forfeited or expired. However, the shares which remained available for future grants under theScore Plan are no longer available for issuance and all future equity awards will be pursuant to the 2022 Plan.
Stock-based Compensation Expense
Stock-based compensation expense pertains to our stock options and restricted stock, including restricted stock with performance conditions. The Company recognized $85.9 million, $58.1 million, and $35.1 million stock-based compensation expense for the years ended December 31, 2023, 2022, and 2021, respectively, which is included within the Consolidated Statements of Operations as a component of “General and administrative” expense.
Stock Options
Stock options that expire between January 4, 2024 and November 1, 2033 have been granted to officers, directors, employees, and predecessor employees to purchase common stock at prices ranging from $2.51 to $117.82 per share, including options rolled over from theScore Plan. All options were granted at the fair market value of the common stock on the grant date (as defined in the respective plan document) and have contractual lives ranging from 4 to 10 years. The Company issues new authorized common shares to satisfy stock option exercises.
During the years ended December 31, 2023, 2022, and 2021, respectively, the Company granted 846,291, 398,945, and 587,399 stock options, which includes 352,768 that were rolled over under theScore Plan during the year ended December 31, 2021.
The following table presents activity related to our stock options for the year ended December 31, 2023:

	Number of Option Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding as of January 1, 2023	3,270,763	$27.89
Granted	846,291	$29.03
Exercised	(352,032)	$15.07
Forfeited	(54,838)	$40.24
Outstanding as of December 31, 2023	3,710,184	$29.19	6.4	$13.8
Exercisable as of December 31, 2023	2,463,456	$24.67	5.5	$13.4
The following table presents information related to the fair value and intrinsic value of our stock options for the years ended December 31, 2023, 2022, and 2021:

	For the year ended December 31,
	2023	2022	2021
Weighted-average grant-date fair value of options (1)	$18.60	$30.09	$57.70
Aggregate intrinsic value of stock options exercised (in millions)	$4.1	$8.6	$53.1
Fair value of stock options vested (in millions)	$15.9	$21.3	$6.2
(1)For the year ended December 31, 2021, the combined weighted-average grant-date fair values include options rolled over under theScore Plan.
As of December 31, 2023, the unamortized compensation costs not yet recognized related to stock options granted totaled $18.7 million and the weighted-average period over which the costs are expected to be recognized was 1.7 years.

The following are the weighted-average assumptions used in the Black-Scholes option-pricing model for the years ended December 31, 2023, 2022, and 2021:

	For the year ended December 31,
	2023	2022	2021
Risk-free interest rate	3.88%	1.40%	0.46%
Expected volatility	74.85%	71.00%	75.33%
Dividend yield (1)	—	—	—
Weighted-average expected life (in years)	5.1	5.2	5.2
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
On April 12, 2021, in addition to the Stock Awards mentioned above, an aggregate of 94,673 restricted shares and units with performance-based vesting conditions were granted at target under our performance share program (“Performance Share Program II”).
During the years ended December 31, 2023 and 2022, an aggregate of 461,747 and 244,955 restricted units with performance-based vesting conditions were granted at target under the Performance Share Program II.
Restricted stock issued pursuant to the Performance Share Program II consist of three one-year performance periods over a three-year service period. The awards have the potential to be earned at between 0% and 200% of the number of shares granted during the year ended December 31, 2021, and 0% and 150% of the number of shares granted during the years ended December 31, 2023 and 2022 depending on achievement of the annual performance goals, and remain subject to vesting for the full three-year service period.
In addition to the above, during the years ended December 31, 2023 and 2022, the Company granted employees of theScore 199,733 and 102,422 restricted units, respectively, with performance-based vesting conditions that are dependent on the achievement of certain milestones. The awards have the potential to be earned at between 0% and 100% and consist of two, one-year performance periods, each containing an applicable milestone. The awards also contain a one-year vesting requirement and vesting is subject to: (a) the satisfaction of the milestones on or before the applicable expiration date and (b) continued service through the date on which the respective portion of the awards vests.
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

The following table presents activity related to our restricted stock for the year ended December 31, 2023:

	With Performance Conditions		Without Performance Conditions
	Number of Shares	Weighted- Average Grant Date Fair Value	Number of Shares	Weighted- Average Grant Date Fair Value
Nonvested as of January 1, 2023	1,426,208	$54.68	1,342,400	$53.00
Granted	695,724	$31.49	1,039,108	$28.70
Vested	(225,935)	$48.77	(1,008,526)	$45.83
Forfeited	(84,826)	$49.24	(178,614)	$40.29
Nonvested as of December 31, 2023	1,811,171	$46.98	1,194,368	$38.03
As of December 31, 2023, the unamortized compensation costs not yet recognized related to restricted stock totaled $70.5 million and the weighted-average period over which the costs are expected to be recognized is 2.6 years. The total fair values of restricted stock that vested during the years ended December 31, 2023, 2022, and 2021 were $57.2 million, $28.8 million, and $28.9 million, respectively.
Cash-settled Phantom Stock Units
Our outstanding phantom stock units (“CPUs”) are settled in cash and entitle plan recipients to receive a cash payment based on the fair value of the Company’s common stock which is based on the closing stock price of the trading day preceding the vest date. Our CPUs vest over a period of one to four years. The CPUs are accounted for as liability awards and are re-measured at fair value each reporting period until they become vested with compensation expense being recognized over the requisite service period. The Company has a liability, which is included in “Accrued expenses and other current liabilities” within the Consolidated Balance Sheets, associated with its cash-settled CPUs of $1.2 million and $2.1 million as of December 31, 2023 and 2022 respectively.
As of December 31, 2023, there was a total of $0.6 million unrecognized compensation cost related to CPUs that will be recognized over the awards remaining weighted-average vesting period of 1.9 years. For the years ended December 31, 2023, 2022, and 2021, the Company recognized $3.3 million, $4.0 million, and $12.1 million of compensation expense associated with these awards, respectively. Compensation expense associated with our CPUs is recorded in “General and administrative” within the Consolidated Statements of Operations. We paid $4.2 million, $10.5 million, and $13.3 million during the years ended December 31, 2023, 2022, and 2021, respectively, pertaining to cash-settled CPSUs.
Stock Appreciation Rights
Our outstanding SARs are settled in cash and are accounted for as liability awards, and generally vest over a period of four years. The fair value of cash-settled SARs is calculated each reporting period and estimated using the Black-Scholes option pricing model. The Company has a liability, which is included in “Accrued expenses and other current liabilities” within the Consolidated Balance Sheets, associated with its cash-settled SARs of $5.8 million and $9.2 million as of December 31, 2023 and 2022 respectively.
For SARs held by employees of the Company, there was $1.0 million of total unrecognized compensation cost as of December 31, 2023 that will be recognized over the awards remaining weighted-average vesting period of two years. For the years ended December 31, 2023 and 2022, the Company recognized reductions to compensation expense of $3.1 million and $5.5 million, as compared to a charge to compensation expense of $3.1 million for the year ended December 31, 2021, respectively. Compensation expense associated with our SARs is recorded in “General and administrative” within the Consolidated Statements of Operations. We paid $0.8 million, $3.1 million, and $39.6 million during the years ended December 31, 2023, 2022, and 2021, respectively, related to cash-settled SARs.

Note 17—Earnings (Loss) per Share
For the year ended December 31, 2023, we recorded a net loss attributable to PENN. As such, because the dilution from potential common shares was antidilutive, we used basic weighted-average common shares outstanding, rather than diluted weighted-average common shares outstanding when calculating diluted loss per share. Stock options, restricted stock, convertible preferred shares, and convertible debt that could potentially dilute basic EPS in the future that are not included in the computation of diluted loss per share are as follows:

(in millions)	For the year ended December 31, 2023
Assumed conversion of dilutive stock options	0.6
Assumed conversion of dilutive restricted stock	0.3
Assumed conversion of convertible preferred shares	0.3
Assumed conversion of convertible debt	14.1
For the years ended December 31, 2022 and 2021, we recorded net income attributable to PENN. As such, we used diluted weighted-average common shares outstanding when calculating diluted income per share. Stock options, restricted stock, convertible preferred shares, and convertible debt that could potentially dilute basic EPS in the future were included in the computation of diluted income per share.
The following table sets forth the allocation of net income for the years ended December 31, 2022 and 2021 under the two-class method. For the year ended December 31, 2023, we did not utilize the two-class method due to incurring a net loss for the year.

	For the year ended December 31,
(in millions)	2023	2022	2021
Net income (loss) attributable to PENN Entertainment, Inc.	$(490.0)	$222.1	$420.8
Net income applicable to preferred stock	—	0.9	2.1
Net income (loss) applicable to common stock	$(490.0)	$221.2	$418.7
The following table reconciles the weighted-average common shares outstanding used in the calculation of basic EPS to the weighted-average common shares outstanding used in the calculation of diluted EPS for the years ended December 31, 2023, 2022, and 2021:

	For the year ended December 31,
(in millions)	2023	2022	2021
Weighted-average common shares outstanding—basic	152.1	161.2	158.7
Assumed conversion of:
Dilutive stock options	—	1.2	2.3
Dilutive restricted stock	—	0.1	0.4
Convertible debt	—	14.1	14.1
Weighted-average common shares outstanding—diluted	152.1	176.6	175.5
Restricted stock with performance and market based vesting conditions that have not been met as of December 31, 2023 were excluded from the computation of diluted EPS.
Options and warrants to purchase 14.5 million, 0.8 million, and 0.2 million shares were outstanding during the years ended December 31, 2023, 2022, and 2021, respectively, but were not included in the computation of diluted EPS because they were anti-dilutive.
The assumed conversion of 0.3 million, 0.6 million, and 0.8 million preferred shares were excluded from the computation of diluted EPS for the years ended December 31, 2023, 2022, and 2021, respectively, because including them would have been antidilutive.

The Company’s calculation of weighted-average common shares outstanding includes the Exchangeable Shares issued in connection with theScore acquisition, as discussed in Note 6, “Acquisitions and Dispositions” and Note 15, “Stockholders’ Equity.” The following table presents the calculation of basic and diluted earnings (loss) per share for the Company’s common stock for the years ended December 31, 2023, 2022, and 2021:

	For the year ended December 31,
(in millions, except per share data)	2023	2022	2021
Calculation of basic earnings (loss) per share:
Net income (loss) applicable to common stock	$(490.0)	$221.2	$418.7
Weighted-average shares outstanding - PENN Entertainment, Inc.	151.5	160.6	158.6
Weighted-average shares outstanding - Exchangeable Shares	0.6	0.6	0.1
Weighted-average common shares outstanding - basic	152.1	161.2	158.7
Basic earnings (loss) per share	$(3.22)	$1.37	$2.64

Calculation of diluted earnings (loss) per share:
Net income (loss) applicable to common stock	$(490.0)	$221.2	$418.7
Interest expense, net of tax (1):
Convertible Notes	—	7.2	17.0
Diluted income applicable to common stock	$(490.0)	$228.4	$435.7
Weighted-average common shares outstanding - diluted	152.1	176.6	175.5
Diluted earnings (loss) per share	$(3.22)	$1.29	$2.48
(1)The tax-affected rates were 21% and 22% for the years ended December 31, 2022 and 2021, respectively.
Note 18—Segment Information
We have five reportable segments: Northeast, South, West, Midwest, and Interactive. Our gaming and racing properties are grouped by geographic location, and each is viewed as an operating segment with the exception of our two properties in Jackpot, Nevada, which are viewed as one operating segment. We consider our combined VGT operations, by state, to be separate operating segments. Interactive includes all of our online gaming operations, management of retail sports betting, media, and the operating results of Barstool. We owned 36% of Barstool common stock prior to the February 17, 2023 Barstool Acquisition, pursuant to which we acquired the remaining 64% of Barstool common stock. On August 8, 2023, we entered into the Barstool SPA, and we sold 100% of the outstanding shares of Barstool common stock. See Note 6, “Acquisitions and Dispositions” for further information.

The Company utilizes Adjusted EBITDAR (as defined below) as its measure of segment profit or loss. The following table highlights our revenues and Adjusted EBITDAR for each reportable segment and reconciles Adjusted EBITDAR on a consolidated basis to net income (loss).

	For the year ended December 31,
(in millions)	2023	2022	2021
Revenues:
Northeast segment	$2,738.4	$2,695.9	$2,552.4
South segment	1,216.4	1,314.2	1,322.2
West segment	528.5	581.9	521.4
Midwest segment	1,172.6	1,159.6	1,102.7
Interactive segment	718.8	663.1	432.9
Other (1)	20.2	21.3	10.6
Intersegment eliminations (2)	(32.0)	(34.3)	(37.2)
Total	$6,362.9	$6,401.7	$5,905.0

Adjusted EBITDAR (3):
Northeast segment	$831.0	$842.5	$848.4
South segment	494.1	548.1	587.0
West segment	204.2	220.1	195.0
Midwest segment	496.6	501.2	500.1
Interactive segment	(402.5)	(74.9)	(35.4)
Other (1)	(110.8)	(97.6)	(100.7)
Total (3)	1,512.6	1,939.4	1,994.4

Other operating benefits (costs) and other income (expenses):
Rent expense associated with triple net operating leases (4)	(591.1)	(149.6)	(454.4)
Stock-based compensation	(85.9)	(58.1)	(35.1)
Cash-settled stock-based awards variance	13.8	15.5	(1.2)
Loss on disposal of assets	(0.1)	(7.9)	(1.1)
Contingent purchase price	(1.9)	0.6	(1.9)
Pre-opening expenses (5)	—	(4.1)	(5.4)
Depreciation and amortization	(435.1)	(567.5)	(344.5)
Impairment losses (6)	(130.6)	(118.2)	—
Insurance recoveries, net of deductible charges	13.9	10.7	—
Non-operating items of equity method investments (7)	(7.4)	(7.9)	(7.7)
Interest expense, net	(464.7)	(758.2)	(562.8)
Interest income	40.3	18.3	1.1
Loss on disposal of Barstool (8)	(923.2)	—	—
Gain on Barstool Acquisition, net (9)	83.4	—	—
Gain on REIT transactions, net (10)	500.8	—	—
Loss on early extinguishment of debt	—	(10.4)	—
Other (5)(11)	(24.4)	(127.3)	(42.3)
Income (loss) before income taxes	(499.6)	175.3	539.1
Income tax benefit (expense)	8.2	46.4	(118.6)
Net income (loss)	$(491.4)	$221.7	$420.5
(1)The Other category consists of the Company’s stand-alone racing operations, namely Sanford-Orlando Kennel Club, Sam Houston, and Valley Race Park, the Company’s joint venture interests in Freehold Raceway, and our management contract for Retama Park Racetrack. The Other category also includes corporate overhead costs, which consist of certain expenses, such as: payroll, professional fees, travel expenses and other general and administrative expenses that do not directly relate or have not otherwise been allocated. Corporate overhead costs were $106.7 million, $98.5 million, and $103.3 million for the years ended December 31, 2023, 2022, and 2021, respectively.
(2)Primarily represents the elimination of intersegment revenues associated with our retail sportsbooks, which are operated by PENN Interactive.
(3)We define Adjusted EBITDAR as earnings before interest expense, net, interest income, income taxes, depreciation and amortization, rent expense associated with triple net operating leases (see footnote (4) below), stock-based compensation, debt extinguishment charges, impairment losses, insurance recoveries, net of deductible charges, changes in the estimated fair value of our contingent purchase price obligations, gain or loss on disposal of assets, the difference between budget and actual expense for cash-settled stock-based awards, pre-opening expenses; loss on disposal of a business; non-cash gains/losses associated with REIT transactions; non-cash gains/losses associated with partial and step acquisitions as measured in accordance with ASC 805 “Business Combinations”; and other. Adjusted EBITDAR is also inclusive of income or loss from unconsolidated affiliates, with our share of non-operating items (see footnote (7) below) added back for Barstool and our Kansas Entertainment joint venture.
(4)For the year ended December 31, 2023, pertains to the following operating leases: (i) AR PENN Master Lease; (ii) 2023 Master Lease; (iii) Margaritaville Lease; and (iv) Greektown Lease.
For the year ended December 31, 2022, pertains to the operating lease components contained within the (i) PENN Master Lease (specific to the land and building components associated with the operations of Dayton and Mahoning Valley); (ii) Meadows Lease; (iii) Margaritaville Lease; (iv) Greektown Lease; and (v) Tropicana Lease (which terminated on September 26, 2022).
For the year ended December 31, 2021, pertains to the operating lease components contained within the (i) PENN Master Lease (specific to the land, inclusive of the variable expense associated with Columbus and Toledo); (ii) Pinnacle Master Lease (specific to the land); (iii) Meadows Lease; (iv) Margaritaville Lease; (v) Greektown Lease; and (vi) Tropicana Lease.
(5)During the first quarter of 2021, acquisition costs were included within pre-opening and acquisition costs. Beginning with the quarter ended June 30, 2021, acquisition costs are presented as part of other expenses.
(6)For the years ended December 31, 2023 and 2022, amounts relate to impairment charges in our Northeast segment of $130.6 million and $116.4 million, respectively. See Note 9, “Goodwill and Other Intangible Assets.”
(7)Consists principally of interest expense, net, income taxes, depreciation and amortization, and stock-based compensation expense associated with Barstool prior to us acquiring the remaining 64% of Barstool common stock (see Note 6, “Acquisitions and Dispositions”) and our Kansas Entertainment joint venture.
(8)Relates to the loss incurred on the sale of 100% of the outstanding shares of Barstool which was completed on August 8, 2023. See Note 6, “Acquisitions and Dispositions.”
(9)Includes a gain of $66.5 million associated with Barstool related to remeasurement of the equity investment immediately prior to the acquisition date of February 17, 2023 and a gain of $16.9 million related to the acquisition of the remaining 64% of Barstool common stock. See Note 6, “Acquisitions and Dispositions.”
(10)Upon the execution of the February 21, 2023 AR PENN Master Lease and the 2023 Master Lease, both effective January 1, 2023, we recognized a gain of $500.8 million as a result of the reclassification and remeasurement of lease components. See Note 12, “Leases.”
(11)For the year ended December 31, 2023, primarily relates to unrealized holding losses on our equity securities of $6.4 million and non-recurring acquisition and transaction costs of $25.0 million, partially offset by dividend income received. See Note 19, “Fair Value Measurements.”
For the year ended December 31, 2022, primarily relates to unrealized holding losses on our equity securities of $69.9 million and non-recurring acquisition and transaction costs of $52.1 million. See Note 19, “Fair Value Measurements.”
For the year ended December 31, 2021, primarily relates to realized and unrealized losses on our equity securities of $24.9 million, non-recurring acquisition and transaction costs of $43.1 million, offset by a gain on our equity method investment of $29.9 million. See Note 19, “Fair Value Measurements” and Note 7, “Investments in and Advances to Unconsolidated Affiliates.”
The table below presents capital expenditures by segment:

	For the year ended December 31,
(in millions)	2023	2022	2021
Capital expenditures:
Northeast segment	$113.7	$110.6	$144.8
South segment	93.0	70.7	39.0
West segment	30.3	11.5	8.5
Midwest segment	73.6	35.8	19.8
Interactive segment	33.2	19.7	6.3
Other	16.2	15.1	25.7
Total capital expenditures	$360.0	$263.4	$244.1

The table below presents investment in and advances to unconsolidated affiliates and total assets by segment:

(in millions)	Northeast	South	West	Midwest	Interactive	Other (1)	Total
Balance sheet as of December 31, 2023
Investment in and advances to unconsolidated affiliates	$—	$—	$—	$80.8	$—	$4.1	$84.9
Total assets	$1,827.4	$1,244.5	$388.6	$1,241.1	$2,549.9	$8,812.7	$16,064.2

Balance sheet as of December 31, 2022
Investment in and advances to unconsolidated affiliates	$0.1	$—	$—	$81.5	$160.9	$6.1	$248.6
Total assets	$2,231.8	$1,191.9	$372.4	$1,305.5	$4,233.7	$8,166.8	$17,502.1

Balance sheet as of December 31, 2021
Investment in and advances to unconsolidated affiliates	$0.1	$—	$—	$83.8	$164.4	$6.8	$255.1
Total assets	$2,283.6	$1,224.6	$394.8	$1,215.8	$2,618.3	$9,135.0	$16,872.1
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
Equity Securities
As of December 31, 2023 and 2022, we held $10.7 million and $17.1 million, in equity securities of ordinary shares, respectively, which are reported as “Other assets” in our Consolidated Balance Sheets. These equity securities are the result of PENN Interactive entering into multi-year agreements with third-party online sports betting and/or iCasino operators for online sports betting and iCasino market access across our portfolio.
We recognized unrealized holding losses of $6.4 million, unrealized holding losses of $69.9 million, and realized and unrealized holding losses of $24.9 million during the years ended December 31, 2023, 2022, and 2021, respectively, related to these equity securities, which are included in “Other” as reported in “Other income (expenses)” within our Consolidated Statements of Operations.
As of December 31, 2023, the fair value of the equity securities was determined using Level 1 inputs, which use market approach valuation techniques. The primary inputs to those techniques include the quoted market price of the equity securities and foreign currency exchange rates.

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
Available-for-Sale Debt Securities
The Company acquired 12.0% secured convertible notes on April 7, 2023 for $20.0 million, due on the third-year anniversary of the date of issuance, which are reported in “Other assets” in our Consolidated Balance Sheets. The terms contain optional and mandatory conversion provisions pursuant to which we will receive common stock upon conversion.
As of December 31, 2023, the fair value of the convertible notes were valued at $24.2 million, as such we recorded an unrealized gain to “Other comprehensive income (loss)” within our Consolidated Statements of Comprehensive Income (Loss).
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
As of both December 31, 2023 and 2022, PRP held $7.9 million in promissory notes issued by RDC and $6.7 million in local government corporation bonds issued by RDC, at amortized cost. The promissory notes and the local government corporation bonds are collateralized by the assets of Retama Park Racetrack. As of December 31, 2023 and 2022, the promissory notes and the local government corporation bonds were included in “Other assets” within our Consolidated Balance Sheets.
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
Other long-term obligations as of December 31, 2023 and 2022 included a financing arrangement entered in February of 2021, the relocation fees for Dayton and Mahoning Valley, and the repayment obligation of the hotel and event center located near Hollywood Casino Lawrenceburg. See Note 11, “Long-term Debt” for details. The fair values of the Dayton and Mahoning Valley relocation fees and the Lawrenceburg repayment obligation are estimated based on rates consistent with the Company’s credit rating for comparable terms and debt instruments and are classified as Level 2 measurements.
Additionally, in February 2021, we entered into a third-party financing arrangement providing the Company with upfront cash proceeds while permitting us to participate in future proceeds on certain claims. The financing obligation has been classified as a non-current liability and the fair value of the financing obligation is based on what we expect to be settled in a future period of which the principal is contingent and predicated on other events, plus accreted period non-cash interest using an effective interest rate of 27.0% until the claims and related obligation is settled. The financing obligation has been classified as a Level 3 measurement and is included within our Consolidated Balance Sheets in “Long-term debt, net of current maturities, debt discount, and debt issuance costs.” See Note 11, “Long-term Debt.”
Other Liabilities
Other liabilities as of December 31, 2023 include contingent purchase price liabilities related to Plainridge Park Casino and Hitpoint, which was acquired on May 11, 2021. The Hitpoint contingent purchase price liability is payable in installments up to a maximum of $1.0 million in the form of cash and equity, on the first three anniversaries of the acquisition close date and is based on the achievement of mutual goals established by the Company and Hitpoint. As of December 31, 2023, there is one annual achievement period remaining. The Plainridge Park Casino contingent purchase price liability is calculated based on earnings of the gaming operations over the first ten years of operations, which commenced on June 24, 2015. As of December 31, 2023, we were contractually obligated to make two additional annual payments. The fair value of the Plainridge Park Casino contingent purchase price liability is estimated based on an income approach using a discounted cash flow model. These contingent purchase price liabilities have been classified as a Level 3 measurement and are included within our Consolidated Balance Sheets in “Accrued expenses and other current liabilities” or “Other long-term liabilities,” depending on the timing of the next payment.
Additionally, Other liabilities as of December 31, 2023, include $70.0 million tax indemnification described in Note 6, “Acquisitions and Dispositions.” Liabilities associated with the indemnification of $35.0 million were recorded in “Accrued expenses and other current liabilities” and $35.0 million were recorded in “Other long-term liabilities” within our Consolidated Balance Sheets. The indemnity has been classified as a Level 3 measurement. Key assumptions used to estimate the fair value of the indemnification include the expected tax rate and the probability of potential outcomes based on valuation methods that utilize unobservable inputs that are significant to the overall fair value as of December 31, 2023. The assessment of the significance of a particular input to the fair value measurement requires judgment.
The carrying amounts and estimated fair values by input level of the Company’s financial instruments were as follows:

	December 31, 2023
(in millions)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$1,071.8	$1,071.8	$1,071.8	$—	$—
Equity securities	$10.7	$10.7	$10.7	$—	$—
Available-for-sale debt securities	$24.2	$24.2	$—	$—	$24.2
Held-to-maturity securities	$6.7	$6.7	$—	$6.7	$—
Promissory notes	$7.9	$7.9	$—	$7.9	$—
Financial liabilities:
Long-term debt
Amended Credit Facilities	$1,471.7	$1,483.5	$1,483.5	$—	$—
5.625% Notes	$399.7	$388.0	$388.0	$—	$—
4.125% Notes	$394.6	$340.0	$340.0	$—	$—
Convertible Notes	$326.1	$427.6	$427.6	$—	$—
Other long-term obligations	$173.5	$172.1	$—	$18.0	$154.1
Other liabilities	$79.0	$78.9	$—	$2.7	$76.2

	December 31, 2022
(in millions)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$1,624.0	$1,624.0	$1,624.0	$—	$—
Equity securities	$17.1	$17.1	$—	$17.1	$—
Held-to-maturity securities	$6.7	$6.7	$—	$6.7	$—
Promissory notes	$7.9	$7.9	$—	$7.9	$—
Financial liabilities:
Long-term debt
Amended Credit Facilities	$1,503.6	$1,514.7	$1,514.7	$—	$—
5.625% Notes	$399.7	$371.0	$371.0	$—	$—
4.125% Notes	$393.8	$327.0	$327.0	$—	$—
Convertible Notes	$324.3	$550.8	$550.8	$—	$—
Other long-term obligations	$156.1	$154.4	$—	$36.4	$118.0
Other liabilities	$9.9	$9.6	$—	$2.4	$7.2
Puts and calls related to certain Barstool shares	$0.4	$0.4	$—	$0.4	$—
The following table summarizes the changes in fair value of our Level 3 assets and liabilities measured on a recurring basis:

(in millions)	Other Assets and Liabilities
Balance as of January 1, 2021	$7.3
Additions	75.5
Interest	17.9
Payments	(1.7)
Included in earnings (1)	1.9
Balance as of December 31, 2021	100.9
Interest	27.6
Payments	(2.7)
Included in loss (1)	(0.6)
Balance as of December 31, 2022	125.2
Additions	90.0
Interest	36.1
Payments	(2.9)
Included in loss and other comprehensive loss (1)(2)	6.1
Balance as of December 31, 2023	$254.5
(1)The expense is included in “General and administrative” within our Consolidated Statements of Operations.
(2)Includes unrealized gains and losses on debt securities within our Consolidated Statements of Comprehensive Income (Loss).

The following table sets forth the assets measured at fair value on a non-recurring basis as of December 31, 2023 and 2022.

(in millions)	Valuation Date	Valuation Technique	Level 1	Level 2	Level 3	Total Balance	Total Reduction in Fair Value Recorded
Goodwill	10/1/2023	Discounted cash flow and market approach	$—	$—	$—	$—	$30.0
Gaming licenses	10/1/2023	Discounted cash flow	$—	$—	$130.0	$130.0	$100.6
Gaming licenses	10/1/2022	Discounted cash flow	$—	$—	$74.0	$74.0	$13.6
Goodwill (1)	9/30/2022	Discounted cash flow and market approach	$—	$—	$30.0	$30.0	$37.4
Gaming licenses (1)	9/30/2022	Discounted cash flow	$—	$—	$101.0	$101.0	$65.4
(1)During the third quarter of 2022, we identified an indicator of impairment on our goodwill and other intangible assets. See Note 9, “Goodwill and Other Intangible Assets” for more information.
The following table summarizes the significant unobservable inputs used in calculating fair value for our Level 3 assets and liabilities on a recurring basis as of December 31, 2023:

	Valuation Technique	Unobservable Input	Discount Rate
Available-for-sale debt securities	Discounted cash flow	Discount rate	35.0%
Other long-term obligation	Discounted cash flow	Discount rate	27.0%
Contingent purchase price - Plainridge Park Casino	Discounted cash flow	Discount rate	6.7%
As discussed in Note 9, “Goodwill and Other Intangible Assets,” we recorded impairment on our goodwill at the Greektown reporting unit and on our gaming licenses associated with Greektown, PNRC, and Ameristar East Chicago, which are indefinite-lived intangible assets, as a result of our 2023 annual assessment for impairment. Additionally, we recorded impairments on our goodwill and gaming licenses associated with Greektown as a result of the third quarter of 2022 interim assessment for impairment. Our annual assessment for impairment as of October 1, 2022 resulted in an additional impairment charge associated with our gaming license at PNRC. The following table presents quantitative information about the significant unobservable inputs used in the fair value measurements of other indefinite-lived intangible assets as of the valuation date below:

(in millions)	Fair Value	Valuation Technique	Unobservable Input	Range or Amount
As of December 31, 2023
Gaming licenses	$130.0	Discounted cash flow	Discount rate	12.5% - 13.0%
			Long-term revenue growth rate	2.0%
As of December 31, 2022
Gaming licenses	$74.0	Discounted cash flow	Discount rate	13.0%
			Long-term revenue growth rate	2.0%
As of September 30, 2022
Gaming licenses	$101.0	Discounted cash flow	Discount rate	13.0%
			Long-term revenue growth rate	2.0%
Note 20—Related Party Transactions
The Company currently leases executive office buildings in Wyomissing, Pennsylvania from affiliates of its chairman emeritus of the Board of Directors. Rent expense was $1.1 million, $1.1 million, and $1.2 million for the years ended December 31, 2023, 2022, and 2021, respectively. One lease was renewed in the prior year and will expire in December 2025. The other long-term lease will expire in August 2026. The remaining lease, which had been previously on a month-to-month basis, was terminated as of December 31, 2021. The future minimum lease commitments relating to these leases as of December 31, 2023 are $1.9 million.

ITEM 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
 The Company’s management, under the supervision and with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of December 31, 2023, which is the end of the period covered by this Annual Report on Form 10-K. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well-designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2023 to ensure that information required to be disclosed by the Company in reports we file or submit under the Exchange Act is (i) recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the United States Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to the Company’s management, including the Company’s principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.
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
Our management assessed the effectiveness of our internal control over financial reporting, and concluded that it was effective as of December 31, 2023. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework (2013 framework).
Deloitte & Touche LLP (PCAOB ID No. 34), the Company’s independent registered public accounting firm that audited the Consolidated Financial Statements for the year ended December 31, 2023, issued an attestation report on the Company’s internal control over financial reporting which immediately follows this report.

Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the fiscal quarter ended December 31, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of PENN Entertainment, Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of PENN Entertainment, Inc. and subsidiaries (the “Company”) as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2023, of the Company and our report dated February 22, 2024, expressed an unqualified opinion on those financial statements.
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

/s/ Deloitte & Touche LLP

Philadelphia, Pennsylvania
February 22, 2024

ITEM 9B.OTHER INFORMATION
Rule 10b5-1 Trading Plans
During the three months ended December 31, 2023, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of the Company’s securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”
Credit Agreement Amendment
On February 15, 2024 (the “Amendment Effective Date”), PENN entered into a First Amendment (the “Amendment Agreement”) with its various lenders amending its Amended Credit Facilities (as amended, amended and restated, supplemented, or otherwise modified from time to time prior to the Amendment Effective Date, the “Existing Credit Agreement”). The Amendment Agreement amends the Existing Credit Agreement to provide that, during the period beginning on the Amendment Effective Date and ending on the earlier of (i) the date that is two business days after the date on which the Company delivers a covenant relief period termination notice to the administrative agent and (ii) the date on which the administrative agent receives a compliance certificate for the quarter ending December 31, 2024 (the “Covenant Relief Period”), the Company will make an adjustment to exclude specified amounts of Interactive segment Adjusted EBITDAR (as defined in Note 18, “Segment Information” in the notes to our Consolidated Financial Statements) in its calculations to comply with the maximum total net leverage ratio or minimum interest coverage ratio (as such terms are defined in the Second Amended and Restated Credit Agreement, as defined in Note 11, “Long-term Debt” in the notes to our Consolidated Financial Statements). We will continue to be required to maintain specified financial ratios and to satisfy certain financial tests when our Covenant Relief Period terminates after December 31, 2024.
The foregoing description of the Amendment Agreement is qualified in its entirety by reference to the Amendment Agreement, a copy of which is filed herewith as Exhibit 10.17 and incorporated herein by reference.
Executive Employment Agreement
The Company entered into a new employment agreement with its Executive Vice President and Chief Financial Officer, Felicia Hendrix, on February 19, 2024 (the “Executive Agreement”). The Executive Agreement supersedes Ms. Hendrix’s prior executive agreement (scheduled to expire on February 22, 2024), is effective as of January 1, 2024, and terminates on January 1, 2027 (the “Term”) unless terminated earlier by either party. The Executive Agreement provides that, effective January 1, 2024, Ms. Hendrix’s annual base salary will be $900,000 and her target annual bonus will be 125% of her base salary.
In the event Ms. Hendrix’s employment is terminated without cause (as defined in the Executive Agreement), or Ms. Hendrix resigns for good reason (as defined in the Executive Agreement), or the Executive Agreement is not renewed at the end of the Term, Ms. Hendrix will be entitled to (i) severance payments equal to the sum of (a) two times her annual base salary, and (b) one and one half times her target annual bonus (or two times her target annual bonus if the termination occurs within twenty-four months following a change of control), and (ii) pro rata annual bonus for the fiscal year in which the termination occurs.
Prior to receipt of any severance payments, Ms. Hendrix must execute a general release in favor of the Company and its affiliates.
The Executive Agreement also contains customer confidentiality, non-competition and non-solicitation provisions. Ms. Hendrix has agreed not to disclose or use the Company’s confidential information and not to compete with the Company for a period of (i) twelve months following the termination date if she is terminated in a manner in which no severance is paid or (ii) twenty-four months following the termination date if she receives severance. Ms. Hendrix has agreed not to solicit or hire an executive or management level employee of the Company or its affiliates for a period of 18 months following termination of the Executive Agreement.
The foregoing summary of the material terms of the Executive Agreement is qualified in its entirety by reference to the full text of the Executive Agreement, a copy of which is attached hereto as Exhibit 10.6 and incorporated herein by reference.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.
Not applicable.

PART III

ITEM 10.DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item concerning directors and corporate governance is hereby incorporated by reference to the Company’s definitive proxy statement for its Annual Meeting of Shareholders (the “2024 Proxy Statement”), to be filed with the U.S. Securities and Exchange Commission within 120 days after December 31, 2023, pursuant to Regulation 14A under the Securities Act. Information required by this item concerning executive officers is included in Part I of this Annual Report on Form 10-K.

ITEM 11.EXECUTIVE COMPENSATION
The information required by this item is hereby incorporated by reference to the 2024 Proxy Statement.

ITEM 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS
The information required by this item is hereby incorporated by reference to the 2024 Proxy Statement.
ITEM 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
The information required by this item is hereby incorporated by reference to the 2024 Proxy Statement.

ITEM 14.PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this item is hereby incorporated by reference to the 2024 Proxy Statement.

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
2.1††
Stock Purchase Agreement by and among Penn National Gaming, Inc., Barstool Sports, Inc., TCG XII, LLC, TCG Digital Spots, LLC and the Individuals Set Forth on Schedule A, dated as of January 28, 2020 is hereby incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on January 29, 2020. (SEC File No. 000-24206)

2.2††
Purchase Agreement by and among Tropicana Las Vegas, Inc., Penn National Gaming, Inc., GLP Capital, L.P., Gold Merger Sub, LLC, PA Meadows, LLC, Tropicana LV LLC and, solely for the purposes set forth therein, Gaming and Leisure Properties, Inc., dated as of April 16, 2020 is hereby incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on April 20, 2020. (SEC File No. 000-24206)

2.3††
Arrangement Agreement by and among Penn National Gaming, Inc., 1317774 B.C. LTD. and Score Media and Gaming Inc., dated as of August 4, 2021 is hereby incorporated by reference to Exhibit 2.1 to the Company’s Current Report of Form 8-K filed on August 5, 2021. (SEC File No. 000-24206)

3.1
Second Amended and Restated Articles of Incorporation of Penn National Gaming, Inc., filed with the Pennsylvania Department of State on October 15, 1996, as amended by the Articles of Amendments to the Amended and Restated Articles of Incorporation filed with the Pennsylvania Department of State on November 13, 1996, July 23, 2001 and December 28, 2007 and the Statement with Respect to Shares of Series C Convertible Preferred Stock of Penn National Gaming, Inc. dated as of January 17, 2013, and the Statement with Respect to Shares of Series D Convertible Preferred Stock of Penn National Gaming, Inc. dated as of February 19, 2020, and as further amended and restated by the Second Amended and Restated Articles of Incorporation of Penn National Gaming, Inc. filed with the Pennsylvania Department of State on June 17, 2021 is hereby incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on June 21, 2021. (SEC File No. 000-24206)

3.1(a)
Articles of Amendment to its Second Amended and Restated Articles of Incorporation, effective August 4, 2022, is hereby incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2022. (SEC File No. 000-24206)

3.2
Fourth Amended and Restated Bylaws of Penn National Gaming, Inc., as amended on May 28, 2019, is hereby incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on May 31, 2019. (SEC File No. 000-24206)

3.2(a)
Amendment to Fourth Amended and Restated Bylaws of the Company, effective August 4, 2022, is hereby incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2022. (SEC File No. 000-24206)

3.3
Statement with Respect to Shares of Series D Convertible Preferred Stock of Penn National Gaming, Inc. is hereby incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on February 19, 2020. (SEC File No. 000-24206)

3.4
Specimen certificate for shares of Common Stock, par value of $.01 per share, for Penn National Gaming, Inc. is hereby incorporated by reference to Exhibit 3.6 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003. (SEC File No. 000-24206)

4.1
Indenture, dated as of January 19, 2017 between Penn National Gaming, Inc. and Wells Fargo Bank, N.A., as Trustee, relating to the 5.625% Senior Notes due 2027 is hereby incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on January 20, 2017. (SEC File No. 000-24206)

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
4.2(a)
First Supplemental Indenture, dated as of May 14, 2020 between Penn National Gaming, Inc. and Wells Fargo Bank, National Association, as Trustee, is hereby incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on May 14, 2020. (SEC File No. 000-24206)

4.2(b)
Form of Note representing the 2.75% Convertible Senior Notes due 2026 is hereby incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on May 14, 2020. (SEC File No. 000-24206)

4.3	Description of Securities is hereby incorporated by reference to Exhibit 4.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. (SEC File No. 000-24206)

4.4
Indenture, dated as of July 1, 2021, between Penn National Gaming, Inc. and Wells Fargo Bank, National Association as Trustee, relating to the 4.125% Senior Notes due 2029 is hereby incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on July 1, 2021. (SEC File No. 000-24206)

4.4(a)	Form of Note for 4.125% Senior Notes due 2029 is hereby incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on July 1, 2021. (SEC File No. 000-24206)

4.5††
Investment Agreement, dated as of August 8, 2023, by and between PENN Entertainment, Inc. and ESPN, Inc., incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on August 8, 2023. (SEC File No. 000-24206).

4.6	Form of Warrant, incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on August 8, 2023. (SEC File No. 000-24206).

4.7
Registration Rights Agreement, dated as of August 8, 2023, by and between PENN Entertainment, Inc, and ESPN, Inc., incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on August 8, 2023. (SEC File No. 000-24206).

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

Exhibit
Number	Description of Exhibit
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

Exhibit
Number	Description of Exhibit
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

10.6†*	Executive Agreement, dated February 19, 2024, between PENN Entertainment, Inc. and Felicia Hendrix.

10.7†
Executive Agreement, dated November 2, 2022, between PENN Entertainment, Inc. and Todd George is hereby incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2022. (SEC File No. 000-24206)

10.8†
Executive Agreement, dated October 11, 2021, between Penn National Gaming, Inc. and Christine LaBombard is hereby incorporated by reference to Exhibit 10.11 to the Company's Annual Report on Form 10-K for the year ended December 31, 2022. (SEC File No. 000-24206)

10.9†
Executive Agreement, dated March 10, 2022, between PENN Entertainment, Inc. and Christopher Rogers is hereby incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2022. (SEC File No. 000-24206)

10.10
Lease Agreement, dated March 31, 1995 between Wyomissing Professional Center III, LP and Penn National Gaming, Inc., as amended by certain amendments dated April 15, 1997, October 30, 1997, April 23, 1998, November 16, 1999, August 21, 2000, April 5, 2005, November 20, 2007, May 25, 2012, May 12, 2021, and November 10, 2022 is hereby incorporated by reference to Exhibit 10.13 to the Company's Annual Report on Form 10-K for the year ended December 31, 2022. (SEC File No. 000-24206)

10.11
Lease, dated January 30, 2002 between Wyomissing Professional Center II, LP and Penn National Gaming, Inc. as amended by certain amendments dated May 23, 2002, December 4, 2002, January 29, 2003, October 19, 2010, May 25, 2012, September 1, 2017, and May 12, 2021, respectively, is hereby incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2021. (SEC File No. 000-24206)

10.12††
Master Lease between GLP Capital L.P. and Penn Tenant LLC dated November 1, 2013 (“PENN Master Lease”) is hereby incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on November 7, 2013. (SEC File No. 000-24206)

10.12(a)
First Amendment to the PENN Master Lease is hereby incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2014. (SEC File No. 000-24206)

10.12(b)
Second Amendment to the PENN Master Lease is hereby incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2014. (SEC File No. 000-24206)

10.12(c)
Third Amendment to the PENN Master Lease is hereby incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2016. (SEC File No. 000-24206)

10.12(d)
Fourth Amendment to the PENN Master Lease is hereby incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2017. (SEC File No. 000-24206)

10.12(e)
Fifth Amendment to the PENN Master Lease is hereby incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2018. (SEC File No. 000-24206)

Exhibit
Number	Description of Exhibit
10.12(f)
Sixth Amendment to the PENN Master Lease is hereby incorporated by reference to Exhibit 10.16 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended on September 30, 2018. (SEC File No. 000-24206)

10.12(g)
Seventh Amendment to the PENN Master Lease is hereby incorporated by reference to Exhibit 10.17 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended on September 30, 2018. (SEC File No. 000-24206)

10.12(h)
Eighth Amendment to the PENN Master Lease is hereby incorporated by reference to Exhibit 10.28(h) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018. (SEC File No. 000-24206)

10.12(i)
Ninth Amendment to the Penn Master Lease is hereby incorporated by reference to Exhibit 10.14(i) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2021. (SEC File No. 000-24206)

10.13††
Master Lease, dated April 28, 2016, by and between PNK Entertainment, Inc. and Pinnacle Entertainment, Inc. (“PNK Master Lease”) is hereby incorporated by reference to Exhibit 2.2 to Pinnacle Entertainment, Inc.’s Current Report on Form 8-K filed on April 28, 2016. (SEC File No. 001-37666)

10.13(a)
First Amendment to PNK Master Lease, dated August 29, 2016, by and between Pinnacle MLS, LLC and Gold Merger Sub, LLC is hereby incorporated by reference to Exhibit 2.3 to Pinnacle Entertainment, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2016. (SEC File No. 001-37666)

10.13(b)
Second Amendment to PNK Master Lease, dated October 25, 2016, by and between Pinnacle MLS, LLC and Gold Merger Sub, LLC is hereby incorporated by reference to Exhibit 2.4 to Pinnacle Entertainment, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2016. (SEC File No. 001-37666)

10.13(c)
Third Amendment to PNK Master Lease, dated March 24, 2017, by and between Pinnacle MLS, LLC and Gold Merger Sub, LLC is hereby incorporated by reference to Exhibit 10.1 to Pinnacle Entertainment, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2017. (SEC File No. 001-37666)

10.13(d)
Fourth Amendment to PNK Master Lease, dated as of October 15, 2018, by and between Pinnacle MLS, LLC and Gold Merger Sub, LLC is hereby incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on October 15, 2018. (SEC File No. 000-24206)

10.13(e)
Fifth Amendment to PNK Master Lease, dated as of January 14, 2022, by and between Pinnacle MLS, LLC and Gold Merger Sub, LLC is hereby incorporated by reference to Exhibit 10.15(e) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2021. (SEC File No. 000-24206).

10.14
Guarantee of PNK Master Lease, dated as of October 15, 2018, by Penn National Gaming, Inc. is hereby incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on October 15, 2018. (SEC File No. 000-24206)

10.15††
Lease, dated as of April 16, 2020, by and between Tropicana Land LLC and Tropicana Las Vegas, Inc. is hereby incorporated by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K filed on April 20, 2020. (SEC File No. 000-24206)

10.16††
Second Amended and Restated Credit Agreement, dated as of May 3, 2022, by and among Penn National Gaming, Inc., as borrower, the guarantors from time to time party thereto, the lenders from time to time party thereto, Bank of America, N.A., as administrative agent and as collateral agent., is hereby incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2022. (SEC File No. 000-24206)

10.17*
First Amendment, dated as of February 15, 2024, by and among PENN Entertainment, Inc., the guarantors party thereto, the lenders party thereto and Bank of America, N.A., as administrative agent and collateral agent.

Exhibit
Number	Description of Exhibit
10.18
Lottery Gaming Facility Management Contract dated August 25, 2009 between the Kansas Lottery and Kansas Entertainment, LLC is hereby incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on February 19, 2010. (SEC File No. 000-24206)

10.19
Binding Term Sheet, dated as of October 9, 2022, by and among PENN Entertainment, Inc. and Gaming and Leisure Properties, Inc. is hereby incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 11, 2022. (SEC File No. 000-24206)

10.20
Amended and Restated PENN Master Lease, dated January 1, 2023, by and among PENN Tenant, LLC and Gaming and Leisure Properties, Inc. is hereby incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2022. (SEC File No. 000-24206).

10.21
2023 Master Lease, dated January 1, 2023, by and among PENN Tenant, LLC and Gaming and Leisure Properties, Inc. is hereby incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2022. (SEC File No. 000-24206).

10.22†
PENN Entertainment, Inc. 2022 Long Term Incentive Compensation Plan, as amended, is hereby incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 9, 2023. (SEC File No. 000-24206).

10.23†
Form of Restricted Stock Unit Award Agreement (Stock-Settled) for the PENN Entertainment, Inc. 2022 Long Term Incentive Compensation Plan, as amended is hereby incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-8 filed on June 16, 2023. (SEC File No. 000-24206).

10.24†
Form of Restricted Stock Unit Award Agreement (Cash-Settled) for the PENN Entertainment, Inc. 2022 Long Term Incentive Compensation Plan, as amended is hereby incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-8 filed on June 16, 2023. (SEC File No. 000-24206).

10.25†
Form of Performance Unit Award Agreement for the PENN Entertainment, Inc. 2022 Long Term Incentive Compensation Plan, as amended is hereby incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-8 filed on June 16, 2023. (SEC File No. 000-24206).

10.26†
Form of Restricted Stock Award Agreement for the PENN Entertainment, Inc. 2022 Long Term Incentive Compensation Plan, as amended is hereby incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-8 filed on June 16, 2023. (SEC File No. 000-24206).

10.27†
Form of Non-Qualified Stock Option Award Agreement for the PENN Entertainment, Inc. 2022 Long Term Incentive Compensation Plan, as amended is hereby incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-8 filed on June 16, 2023. (SEC File No. 000-24206).

10.28†
Form of Stock Appreciation Right Award Agreement for the PENN Entertainment, Inc. 2022 Long Term Incentive Compensation Plan, as amended is hereby incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-8 filed on June 16, 2023. (SEC File No. 000-24206).

21.1*	Subsidiaries of the Registrant.

23.1*	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm.

31.1*	CEO Certification pursuant to rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

31.2*	PFO Certification pursuant to rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

32.1**	CEO Certification pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes‑ Oxley Act of 2002.

32.2**	PFO Certification pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

97.1*	Executive Incentive Compensation Recoupment Policy.

99.1*	Description of Governmental Regulation.

Exhibit
Number	Description of Exhibit
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Inline XBRL File (included in Exhibit 101)

*	Filed herewith.
**	Furnished herewith.
†	Management contract or compensatory plan or arrangement.
††	Annexes, schedules and/or exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. PENN Entertainment, Inc. agrees to furnish supplementally a copy of any omitted attachment to the SEC on a confidential basis upon request.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PENN ENTERTAINMENT, INC.
Dated:	February 22, 2024	By:	/s/ Jay A. Snowden
Jay A. Snowden
Chief Executive Officer and President
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jay A. Snowden	Chief Executive Officer, President and Director (Principal Executive Officer)	February 22, 2024
Jay A. Snowden

/s/ Felicia R. Hendrix	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 22, 2024
Felicia R. Hendrix

/s/ Christine LaBombard	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 22, 2024
Christine LaBombard

/s/ David A. Handler	Director, Chairman of the Board	February 22, 2024
David A. Handler

/s/ Vimla Black-Gupta	Director	February 22, 2024
Vimla Black-Gupta

/s/ John M. Jacquemin	Director	February 22, 2024
John M. Jacquemin

/s/ Marla Kaplowitz	Director	February 22, 2024
Marla Kaplowitz

/s/ Ronald J. Naples	Director	February 22, 2024
Ronald J. Naples

/s/ Saul V. Reibstein	Director	February 22, 2024
Saul V. Reibstein

/s/ Jane Scaccetti	Director	February 22, 2024
Jane Scaccetti

/s/ Barbara Z. Shattuck Kohn	Director	February 22, 2024
Barbara Z. Shattuck Kohn