Form 10-Q
period 2024-03-31
PENN Entertainment, Inc.
filed 2024-05-02
CIK 921738

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
As of April 30, 2024, the number of shares of the registrant’s common stock outstanding was 152,446,059 (including 557,174 shares of a subsidiary of registrant which are exchangeable into registrant’s common stock).

PENN ENTERTAINMENT, INC. AND SUBSIDIARIES

PART I.    FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS

PENN ENTERTAINMENT, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(in millions, except share and per share data)	March 31, 2024	December 31, 2023
Assets
Current assets
Cash and cash equivalents	$903.6	$1,071.8
Accounts receivable, net	282.3	319.0
Prepaid expenses	156.6	225.6
Other current assets	50.4	42.6
Total current assets	1,392.9	1,659.0
Property and equipment, net	3,467.4	3,514.0
Investment in and advances to unconsolidated affiliates	84.8	84.9
Goodwill	2,664.7	2,695.1
Other intangible assets, net	1,605.5	1,618.2
Operating lease right-of-use assets	4,189.3	4,264.7
Finance lease right-of-use assets	2,019.1	2,041.0
Other assets	190.7	187.3
Total assets	$15,614.4	$16,064.2

Liabilities
Current liabilities
Accounts payable	$38.2	$36.6
Current maturities of long-term debt	47.6	47.6
Current portion of financing obligations	41.9	41.3
Current portion of operating lease liabilities	307.4	302.3
Current portion of finance lease liabilities	37.4	40.3
Accrued expenses and other current liabilities	865.2	1,021.9
Total current liabilities	1,337.7	1,490.0
Long-term debt, net of current maturities, debt discount and debt issuance costs	2,718.1	2,718.0
Long-term portion of financing obligations	2,375.6	2,386.1
Long-term portion of operating lease liabilities	3,868.8	3,944.1
Long-term portion of finance lease liabilities	2,053.3	2,062.5
Deferred income taxes	44.8	117.6
Other long-term liabilities	144.1	146.3
Total liabilities	12,542.4	12,864.6
Commitments and contingencies (Note 11)
Stockholders’ equity
Series B Preferred stock ($0.01 par value, 1,000,000 shares authorized, no shares issued and outstanding)	—	—
Series C Preferred stock ($0.01 par value, 18,500 shares authorized, no shares issued and outstanding)	—	—
Series D Preferred stock ($0.01 par value, 5,000 shares authorized, no shares issued and outstanding)	—	—
Common stock ($0.01 par value, 400,000,000 shares authorized, 177,037,707 and 176,719,596 shares issued, and 151,870,805 and 151,552,694 shares outstanding)	1.8	1.8
Exchangeable shares ($0.01 par value, 768,441 shares authorized, 768,441 and 700,393 shares issued, 557,174 and 560,267 shares outstanding)	—	—
Treasury stock, at cost, (25,166,902 shares repurchased in both periods)	(779.5)	(779.5)
Additional paid-in capital	4,459.9	4,436.6
Accumulated deficit	(450.2)	(335.5)
Accumulated other comprehensive loss	(157.3)	(121.3)
Total PENN Entertainment, Inc. stockholders’ equity	3,074.7	3,202.1
Non-controlling interest	(2.7)	(2.5)
Total stockholders’ equity	3,072.0	3,199.6
Total liabilities and stockholders’ equity	$15,614.4	$16,064.2
See accompanying notes to the unaudited Consolidated Financial Statements.

PENN ENTERTAINMENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the three months ended March 31,
(in millions, except per share data)	2024	2023
Revenues
Gaming	$1,258.3	$1,324.6
Food, beverage, hotel, and other	348.6	348.7
Total revenues	1,606.9	1,673.3
Operating expenses
Gaming	879.5	729.5
Food, beverage, hotel, and other	251.2	244.3
General and administrative	388.9	392.9
Depreciation and amortization	108.7	107.5
Total operating expenses	1,628.3	1,474.2
Operating income (loss)	(21.4)	199.1
Other income (expenses)
Interest expense, net	(119.1)	(113.0)
Interest income	7.1	10.4
Income from unconsolidated affiliates	7.2	2.6
Gain on Barstool Acquisition, net	—	83.4
Gain on REIT transactions, net	—	500.8
Other	(1.3)	(1.0)
Total other income (expenses)	(106.1)	483.2
Income (loss) before income taxes	(127.5)	682.3
Income tax benefit (expense)	12.6	(167.9)
Net income (loss)	(114.9)	514.4
Less: Net loss attributable to non-controlling interest	0.2	0.1
Net income (loss) attributable to PENN Entertainment, Inc.	$(114.7)	$514.5

Earnings per share:
Basic earnings (loss) per share	$(0.76)	$3.35
Diluted earnings (loss) per share	$(0.76)	$3.05

Weighted-average common shares outstanding—basic	151.9	153.3
Weighted-average common shares outstanding—diluted	151.9	168.6
See accompanying notes to the unaudited Consolidated Financial Statements.

PENN ENTERTAINMENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	For the three months ended March 31,
(in millions)	2024	2023
Net income (loss)	$(114.9)	$514.4
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment during the period	(36.0)	8.2
Other comprehensive income (loss)	(36.0)	8.2
Total comprehensive income (loss)	(150.9)	522.6
Less: Comprehensive loss attributable to non-controlling interest	0.2	0.1
Comprehensive income (loss) attributable to PENN Entertainment, Inc.	$(150.7)	$522.7
See accompanying notes to the unaudited Consolidated Financial Statements.

PENN ENTERTAINMENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(UNAUDITED)

	Three Months Ended March 31, 2024 and 2023
	Preferred Stock		Common Stock				Treasury Stock	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Total PENN Stockholders’ Equity	Non-Controlling Interest	Total Stockholders’ Equity
(in millions, except share data)	Shares	Amount	PENN Entertainment Shares	Amount	Exchangeable Shares	Amount
Balance as of January 1, 2024	—	$—	151,552,694	$1.8	560,267	$—	$(779.5)	$4,436.6	$(335.5)	$(121.3)	$3,202.1	$(2.5)	$3,199.6
Share-based compensation arrangements	—	—	246,970	—	—	—	—	11.9	—	—	11.9	—	11.9
Exchangeable share issuance	—	—	—	—	68,048	—	—	—	—	—	—	—	—
Exchangeable share conversions	—	—	71,141	—	(71,141)	—	—	—	—	—	—	—	—
Investment Agreement warrants (Note 11)	—	—	—	—	—	—	—	14.3	—	—	14.3	—	14.3
Currency translation adjustment	—	—	—	—	—	—	—	—	—	(36.0)	(36.0)	—	(36.0)
Net loss	—	—	—	—	—	—	—	—	(114.7)	—	(114.7)	(0.2)	(114.9)
Other	—	—	—	—	—	—	—	(2.9)	—	—	(2.9)	—	(2.9)
Balance as of March 31, 2024	—	$—	151,870,805	$1.8	557,174	$—	$(779.5)	$4,459.9	$(450.2)	$(157.3)	$3,074.7	$(2.7)	$3,072.0

Balance as of January 1, 2023	581	$19.4	152,903,708	$1.7	620,019	$—	$(629.5)	$4,220.2	$154.5	$(168.6)	$3,597.7	$(1.1)	$3,596.6
Share-based compensation arrangements	—	—	148,439	—	—	—	—	16.5	—	—	16.5	—	16.5
Share issuance in connection with acquisitions	—	—	2,442,809	—	—	—	—	80.8	—	—	80.8	—	80.8
Share repurchases	—	—	(1,646,963)	—	—	—	(50.0)	—	—	—	(50.0)	—	(50.0)
Preferred stock conversions	(227)	(7.6)	226,800	—	—	—	—	7.6	—	—	—	—	—
Exchangeable share issuance	—	—	—	—	2,854	—	—	—	—	—	—	—	—
Exchangeable share conversions	—	—	62,115	—	(62,115)	—	—	—	—	—	—	—	—
Currency translation adjustment	—	—	—	—	—	—	—	—	—	8.2	8.2	—	8.2
Net income (loss)	—	—	—	—	—	—	—	—	514.5	—	514.5	(0.1)	514.4
Other	—	—	—	0.1	—	—	—	8.5	—	—	8.6	—	8.6
Balance as of March 31, 2023	354	$11.8	154,136,908	$1.8	560,758	$—	$(679.5)	$4,333.6	$669.0	$(160.4)	$4,176.3	$(1.2)	$4,175.1
See accompanying notes to the unaudited Consolidated Financial Statements.

PENN ENTERTAINMENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the three months ended March 31,
(in millions)	2024	2023
Operating activities
Net income (loss)	$(114.9)	$514.4
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	108.7	107.5
Amortization of debt discount and debt issuance costs	2.2	2.0
Non-cash interest expense	10.6	8.1
Non-cash operating lease expense	77.7	86.5
Gain on Barstool Acquisition, net	—	(83.4)
Gain on REIT transactions, net	—	(500.8)
Holding loss on equity securities	1.5	3.2
Gain on sale or disposal of property and equipment	(0.2)	—
Income from unconsolidated affiliates	(7.2)	(2.6)
Return on investment from unconsolidated affiliates	7.3	8.5
Deferred income taxes	(72.3)	80.6
Stock-based compensation	11.9	16.5
Investment Agreement warrant expense	18.7	—
Changes in operating assets and liabilities, net of businesses acquired
Accounts receivable	35.9	31.1
Prepaid expenses and other current assets	(0.5)	(25.8)
Other assets	(6.2)	(5.6)
Accounts payable	1.5	(10.3)
Accrued expenses	(81.7)	(78.5)
Income taxes	58.3	83.2
Operating lease liabilities	(72.4)	(87.7)
Other current and long-term liabilities	(52.5)	—
Other	4.9	0.8
Net cash provided by (used in) operating activities	(68.7)	147.7
Investing activities
Capital expenditures	(41.4)	(63.2)
Consideration paid for Barstool, net of cash acquired	—	(314.6)
Other	(5.9)	(0.4)
Net cash used in investing activities	(47.3)	(378.2)

	For the three months ended March 31,
(in millions)	2024	2023
Financing activities
Principal payments on long-term debt	(9.4)	(9.4)
Debt issuance costs	(2.6)	—
Payments of other long-term obligations	(0.7)	(0.7)
Principal payments on financing obligations	(10.0)	(9.6)
Principal payments on finance leases	(12.2)	(11.5)
Proceeds from exercise of options	0.5	1.1
Repurchase of common stock	—	(50.0)
Payments on insurance financing	(12.2)	—
Other	(3.5)	(2.9)
Net cash used in financing activities	(50.1)	(83.0)
Effect of currency rate changes on cash, cash equivalents, and restricted cash	(0.8)	1.5
Change in cash, cash equivalents, and restricted cash	(166.9)	(312.0)
Cash, cash equivalents, and restricted cash at the beginning of the year	1,094.4	1,644.2
Cash, cash equivalents, and restricted cash at the end of the period	$927.5	$1,332.2

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$903.6	$1,311.3
Restricted cash included in Other current assets	22.7	19.7
Restricted cash included in Other assets	1.2	1.2
Total cash, cash equivalents, and restricted cash	$927.5	$1,332.2

Supplemental disclosure:
Cash paid for interest, net of amounts capitalized	$114.0	$110.5
Cash payments related to income taxes, net	$0.6	$1.1

Non-cash activities:
Accrued capital expenditures	$12.7	$17.4
See accompanying notes to the unaudited Consolidated Financial Statements.

PENN ENTERTAINMENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1—Organization and Basis of Presentation
Organization: PENN Entertainment, Inc., together with its subsidiaries (“PENN,” the “Company,” “we,” “our,” or “us”), is North America’s leading provider of integrated entertainment, sports content, and casino gaming experiences. As of March 31, 2024, PENN operated 43 properties in 20 states, online sports betting in 19 jurisdictions and iCasino in five jurisdictions, under a portfolio of well-recognized brands including Hollywood Casino®, L’Auberge®, ESPN BET™, and theScore BET Sportsbook and Casino®. In August 2023, PENN entered into a transformative, exclusive long-term strategic alliance with ESPN, Inc. and ESPN Enterprises, Inc. (together, “ESPN”) relating to online sports betting within the United States. PENN’s ability to leverage the leading sports media brands in the United States (ESPN) and Canada (theScore) is central to our highly differentiated strategy to expand our footprint and efficiently grow our customer ecosystem. The Company’s focus on organic cross-sell opportunities is reinforced by our market-leading retail casinos, sports media assets, and technology, including a proprietary state-of-the-art, fully integrated digital sports and iCasino betting platform and an in-house iCasino content studio. PENN’s portfolio is further bolstered by our industry-leading PENN PlayTM customer loyalty program, which offers our over 30 million members a unique set of rewards and experiences across business channels.
The majority of the real estate assets (i.e., land and buildings) used in our operations are subject to triple net master leases; the most significant of which are with Gaming and Leisure Properties, Inc. (Nasdaq: GLPI) (“GLPI”), a real estate investment trust (“REIT”), and include the AR PENN Master Lease, 2023 Master Lease, and Pinnacle Master Lease (as such terms are defined in Note 8, “Leases” and collectively referred to as the “Master Leases”).
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
Results of operations and cash flows for the interim periods presented herein are not necessarily indicative of the results that would be achieved during a full year of operations or in future periods. These unaudited Consolidated Financial Statements and notes thereto should be read in conjunction with the Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.
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
Reclassifications: Certain reclassifications have been made to conform the prior period presentation with current year presentation.
Use of Estimates: The preparation of unaudited Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect (i) the reported amounts of assets and liabilities, (ii) the disclosure of contingent assets and liabilities at the date of the financial statements, and (iii) the reported amounts of revenues and expenses during the reporting period. Estimates used by us may include, among other things, the useful lives for depreciable and amortizable assets, the provision for credit losses, income tax provisions, the evaluation of the future realization of deferred tax assets, indemnification liabilities associated with certain tax matters, determining the adequacy of reserves for self-insured liabilities, the liabilities associated with our PENN PlayTM program, the initial measurements of financing obligations and lease liabilities associated with our Master Leases, projected cash flows in assessing the recoverability of long-lived assets, asset impairments, goodwill and other intangible assets, projected cash flows in assessing the initial valuation of intangible assets in conjunction with acquisitions, the initial selection of useful lives for depreciable and amortizable assets in conjunction with acquisitions, contingencies, and litigation inclusive of financing arrangements in which the Company receives up-front cash proceeds, and stock-based compensation expense. We applied estimation methods consistently for the periods presented within our unaudited Consolidated Financial Statements. Actual results may differ from those estimates.
Segment Information: We have five reportable segments: Northeast, South, West, Midwest, and Interactive. Our gaming and racing properties are grouped by geographic location, and each is viewed as an operating segment with the exception of our two properties in Jackpot, Nevada, which are viewed as one operating segment. We consider our combined Video Gaming Terminal (“VGT”) operations, by state, to be separate operating segments. Interactive includes all of our online sports betting, online casino/iCasino and social gaming (collectively referred to as “online gaming”) operations, management of retail sports betting, media, and in the prior year, the operating results of Barstool Sports, Inc. (“Barstool” or “Barstool Sports”). We owned 36% of Barstool common stock prior to the February 17, 2023 Barstool Acquisition (as defined in Note 5, “Acquisitions and Dispositions”) pursuant to which we acquired the remaining 64% of Barstool common stock. On August 8, 2023 we entered into a stock purchase agreement with David Portnoy (the “Barstool SPA”), and we sold 100% of the outstanding shares of Barstool common stock. See Note 15, “Segment Information” and Note 8, “Leases” for further segment and lease structure information, respectively. For financial reporting purposes, we aggregate our operating segments into the following reportable segments:

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

Revenue Recognition: Our revenue from contracts with customers consists primarily of gaming wagers, inclusive of sports betting and iCasino products, food and beverage transactions, hotel room sales, retail transactions, racing wagers, and third-party revenue sharing agreements. See Note 4, “Revenue Disaggregation” for information on our revenue by type and geographic location.
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

	For the three months ended March 31,
(in millions)	2024	2023
Food and beverage	$53.5	$54.3
Hotel	34.0	29.9
Other	2.7	3.1
Total complimentaries associated with gaming contracts	$90.2	$87.3
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
Our PENN PlayTM program connects the Company’s brands under one loyalty program and allows members to earn loyalty points, or “PENN Cash,” redeemable for slot play and complimentaries, such as food and beverage at our restaurants, lodging at our hotels, the PENN PlayTM redemption marketplace that features popular retailers, and products offered at our retail stores across the vast majority of our properties. In addition, members of the PENN PlayTM program earn credit toward tier status, which entitles them to receive certain other benefits, such as priority access, discounts, gifts, trips to PENN destinations, partner experiences, and PENN Cash. The obligation associated with our PENN PlayTM program, which is included in “Accrued expenses and other current liabilities” within our unaudited Consolidated Balance Sheets, was $35.8 million and $33.1 million as of March 31, 2024 and December 31, 2023, respectively, and consisted principally of the obligation associated with the loyalty points. Our loyalty point obligations are generally settled within six months of issuance. Changes between the opening and closing balances primarily relate to the timing of our customers’ election to redeem loyalty points as well as the timing of when our customers receive their earned tier status benefits.
The Company’s advance payments on goods and services yet to be provided and for unpaid wagers primarily consist of the following: (i) deposits on rooms and convention space, (ii) money deposited on behalf of a customer in advance of their property visit (referred to as “safekeeping” or “front money”), (iii) money deposited in an online wallet not yet wagered or wagered and not yet withdrawn, (iv) outstanding tickets generated by slot machine play, sports betting, or pari-mutuel wagering, (v) outstanding chip liabilities, (vi) unclaimed jackpots, and (vii) gift cards redeemable at our properties. Unpaid wagers generally represent obligations stemming from prior wagering events, of which revenue was previously recognized. The Company’s advance payments on goods and services yet to be provided and for unpaid wagers were $144.4 million and $192.6 million as of March 31, 2024 and December 31, 2023, respectively, and are included in “Accrued expenses and other current liabilities” within our unaudited Consolidated Balance Sheets.
The Company’s deferred revenue is primarily related to PENN Interactive, our wholly owned interactive division, which enters into multi-year agreements with third-party online sports betting and/or iCasino operators for online sports betting and iCasino market access across our portfolio of properties. During the three months ended March 31, 2024 and 2023, we recognized $0.9 million and $0.7 million, respectively.

As of March 31, 2024 and December 31, 2023, our deferred revenue liability was $43.8 million and $41.9 million, respectively, majority of which is included in “Other long-term liabilities” within our unaudited Consolidated Balance Sheets.
Advertising: The Company expenses advertising costs the first time the advertising takes place or as incurred. Advertising expenses, which primarily relate to media marketing services and brand and other rights provided by ESPN pursuant to the Sportsbook Agreement (as defined in Note 5, “Acquisitions and Dispositions”), and other media placement costs and are primarily included in “Gaming” expenses within the unaudited Consolidated Statements of Operations, were $136.0 million and $23.6 million for the three months ended March 31, 2024 and 2023, respectively.
Gaming and Pari-mutuel Taxes: We are subject to gaming and pari-mutuel taxes based on gross gaming revenue and pari-mutuel revenue in the jurisdictions in which we operate, as well as taxes on revenues derived from arrangements which allow for third-party online sports betting and/or iCasino partners to operate online sportsbooks and iCasinos under our gaming licenses. The Company primarily recognizes gaming and pari-mutuel tax expense based on the statutorily required percentage of revenue that is required to be paid to state, provincial and/or local jurisdictions in the states and provinces where or in which the wagering occurs. Also included in gaming and pari-mutuel taxes, are costs to support the operations of local regulatory authorities which some jurisdictions require us to pay. Gaming and pari-mutuel taxes are recorded in “Gaming” expenses or “Food, beverage, hotel, and other” expenses within the unaudited Consolidated Statements of Operations and were $592.0 million and $584.8 million for the three months ended March 31, 2024 and 2023, respectively.
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
Holders of the Company’s Series D Preferred Stock (as defined in Note 12, “Stockholders' Equity and Stock-based Compensation”) were entitled to participate equally and ratably in all dividends and distributions paid to holders of PENN common stock irrespective of any vesting requirement. Accordingly, the Series D Preferred Stock shares were considered a participating security, and the Company was required to apply the two-class method to consider the impact of the preferred shares on the calculation of basic and diluted EPS. See Note 13, “Earnings per Share” for more information. As discussed in Note 12, “Stockholders' Equity and Stock-based Compensation,” all remaining outstanding shares of Series D Preferred Stock were converted to common stock during the third quarter of 2023. There were no outstanding shares of Series D Preferred Stock as of March 31, 2024.
Guarantees and Indemnifications: The Company accounts for indemnity obligations in accordance with Accounting Standards Codification (“ASC”) Topic 460-20, “Contingencies” and records a liability at fair value. Pursuant to the Barstool SPA, the Company agreed to indemnify Barstool and its subsidiaries and David Portnoy for certain tax matters. The indemnity provisions generally provide for the Company’s control of defense and settlement of claims, as well as certain other costs associated with potential tax matters related to Barstool and its subsidiaries and David Portnoy. Claims under the indemnification are paid upon demand. In the second quarter of 2024, the Company expects $30.5 million in settlement costs under this indemnification obligation. Provisions in the Barstool SPA limit the time within which an indemnification claim can be made to the later of the resolution of the indemnification claim or the relevant statutes of limitations. The maximum potential amount of future payments the Company could be required to make under this indemnification agreement is not estimable at this time due to uncertainties related to potential outcomes and other unique facts and circumstances involved in the Barstool SPA. As of both March 31, 2024 and December 31, 2023, the Company has recorded liabilities of $70.0 million for this agreement. See Note 5, “Acquisitions and Dispositions” and Note 14, “Fair Value Measurements” for more information.

Voting Interest Entities and Variable Interest Entities: The Company consolidates all subsidiaries or other entities in which it has a controlling financial interest. The consolidation guidance requires an analysis to determine if an entity should be evaluated for consolidation using the VOE model or the VIE model. Under the VOE model, controlling financial interest is generally defined as a majority ownership of voting rights. Under the VIE model, controlling financial interest is defined as (i) the power to direct activities that most significantly impact the economic performance of the entity and (ii) the obligation to absorb losses of, or the right to receive benefits from, the entity that could potentially be significant to the entity. For those entities that qualify as a VIE, the primary beneficiary is generally defined as the party who has a controlling financial interest in the VIE. The Company consolidates the financial position and results of operations of every VOE in which it has a controlling financial interest and VIEs in which it is considered to be the primary beneficiary. See Note 9, “Investments in and Advances to Unconsolidated Affiliates.”
Note 3—New Accounting Pronouncements
Accounting Pronouncements Adopted
In June 2022, the Financial Accounting Standard Board (the “FASB”) issued ASU 2022-03, “Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions” (“ASU 2022-03”). ASU 2022-03 clarifies the guidance on the fair value measurement of an equity security that is subject to a contractual sale restriction and requires specific disclosures related to such an equity security. Specifically, ASU 2022-03 clarifies that a “contractual sale restriction prohibiting the sale of an equity security is a characteristic of the reporting entity holding the equity security” and is not included in the equity security’s unit of account. Accordingly, the Company is no longer permitted to apply a discount related to the contractual sale restriction, or lack of marketability, when measuring the equity security’s fair value. In addition, ASU 2022-03 prohibits an entity from recognizing a contractual sale restriction as a separate unit of account. ASU 2022-03 is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. The adoption of ASU 2022-03, which was effective January 1, 2024, did not have a material impact on our unaudited Consolidated Financial Statements.
In March 2023, the FASB issued ASU 2023-02, “Investments—Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method (a consensus of the Emerging Issues Task Force)” (“ASU 2023-02”). ASU 2023-02 introduced the option to apply the proportional amortization method to account for investments made primarily for the purpose of receiving income tax credits and other income tax benefits when certain requirements are met. ASU 2023-02 is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. The adoption of ASU 2023-02, which was effective January 1, 2024, did not have a material impact on our unaudited Consolidated Financial Statements.
Accounting Pronouncements to be Implemented
In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures” (“ASU 2023-07”). ASU 2023-07 updates the requirements for a public entity to disclose its significant segment expense categories and amounts for each reportable segment. A significant segment expense is considered an expense that is; significant to the segment, regularly provided to or easily computed from information regularly provided to the chief operating decision maker, and included in the reported measure of segment profit or loss. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company is currently evaluating the impact of the adoption of ASU 2023-07 and expects that any impact would be limited to additional disclosures in the notes to the unaudited Consolidated Financial Statements.
In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” (“ASU 2023-09”). ASU 2023-09 updates the requirements for a public entity to enhance income tax disclosures to provide a better assessment on how an entity’s operations, related tax risks, tax planning, and operational opportunities affect its tax rate and prospects for future cash flows. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024. Early adoption is permitted. The primary purpose of the new ASU 2023-09 is to enhance the transparency of income tax disclosures and we expect that any impact would be limited to additional disclosures in the notes to the unaudited Consolidated Financial Statements.

Note 4—Revenue Disaggregation
Our revenues are generated principally by providing the following types of services: (i) gaming, inclusive of retail sports betting, iCasino, and online sports betting; (ii) food and beverage; (iii) hotel; and (iv) other. Other revenues are principally comprised of PENN Interactive’s revenue from third-party online sports betting and the related gross-up for taxes, racing operations, advertising, retail, and commissions received on ATM transactions. Our revenue is disaggregated by type of revenue and geographic location of the related properties, which is consistent with our reportable segments, as follows:

	For the three months ended March 31, 2024
(in millions)	Northeast	South	West	Midwest	Interactive (1)	Other	Intersegment Eliminations (2)	Total
Revenues:
Gaming	$616.4	$233.8	$91.6	$260.5	$56.0	$—	$—	$1,258.3
Food and beverage	36.8	32.2	17.6	15.3	—	1.1	—	103.0
Hotel	11.7	22.4	15.6	8.5	—	—	—	58.2
Other	19.8	10.1	4.0	6.9	151.7	4.9	(10.0)	187.4
Total revenues	$684.7	$298.5	$128.8	$291.2	$207.7	$6.0	$(10.0)	$1,606.9

	For the three months ended March 31, 2023
(in millions)	Northeast	South	West	Midwest	Interactive (1)	Other	Intersegment Eliminations (2)	Total
Revenues:
Gaming	$629.3	$252.1	$94.4	$265.9	$82.9	$—	$—	$1,324.6
Food and beverage	38.3	31.0	17.3	14.9	—	1.0	—	102.5
Hotel	11.2	21.6	13.5	7.6	—	—	—	53.9
Other	21.7	10.1	4.5	6.9	150.6	4.8	(6.3)	192.3
Total revenues	$700.5	$314.8	$129.7	$295.3	$233.5	$5.8	$(6.3)	$1,673.3
(1)    Other revenues within the Interactive segment are inclusive of gaming tax reimbursement amounts related to third-party online sports betting and/or iCasino partners for online sports betting and iCasino market access of $116.6 million and $92.3 million for the three months ended March 31, 2024 and 2023, respectively. Additionally, the period ending March 31, 2023 included $19.9 million in advertising revenue and $8.3 million in retail revenue due to the inclusion of Barstool operating results prior to the disposition on August 8, 2023.
(2)    Primarily represents the elimination of intersegment revenues associated with our retail sportsbooks, which are operated by PENN Interactive.
Note 5—Acquisitions and Dispositions
Barstool Acquisition and Disposition
On February 17, 2023, we acquired the remaining 64% of the outstanding shares of Barstool common stock not already owned by us for consideration of approximately $405.5 million, which is inclusive of cash and common stock issuance, repayment of Barstool indebtedness of $23.8 million, transaction expenses, and other purchase price adjustments in accordance with GAAP (the “Barstool Acquisition”). We issued 2,442,809 shares of our common stock and utilized $315.3 million of cash to complete the Barstool Acquisition.
The Company held 36% of the outstanding shares of Barstool common stock prior to the Barstool Acquisition and, as such, the acquisition date estimated fair value of this previously held equity method investment was a component of the purchase consideration. Based on the acquisition date fair value of Barstool of $660.0 million and the carrying amount of this investment of $171.1 million, the Company recorded a gain of $66.5 million related to remeasurement of the equity investment immediately prior to the acquisition date, which is included in “Gain on Barstool Acquisition, net” within our unaudited Consolidated Statements of Operations. The Company also recorded a gain of $16.9 million related to the acquisition of the remaining 64% of Barstool common stock, which is included in “Gain on Barstool Acquisition, net” within our unaudited Consolidated Statements of Operations.
For the period beginning February 17, 2023 through March 31, 2023, Barstool’s revenue and net loss included in the unaudited Consolidated Statements of Operations were $28.2 million and $3.3 million, respectively.

On August 8, 2023, PENN entered into a Sportsbook Agreement with ESPN, which provides for a long-term strategic relationship between PENN and ESPN relating to online sports betting in the United States. Pursuant to the Sportsbook Agreement, PENN rebranded the existing Barstool Sportsbook across all online platforms in the United States as ESPN BET (the “Sportsbook”) and oversees daily operations of the Sportsbook. See Note 11, “Commitments and Contingencies” for more information related to the Sportsbook Agreement.
In connection with PENN’s decision to rebrand our online sports betting business from Barstool Sportsbook to ESPN BET pursuant to the Sportsbook Agreement as discussed above, PENN entered into the Barstool SPA with David Portnoy and sold 100% of the outstanding shares of Barstool to David Portnoy in exchange for nominal cash consideration (one dollar) and certain non-compete and other restrictive covenants. Additionally, PENN has the right to receive 50% of the gross proceeds received by David Portnoy in any subsequent sale or other monetization event of Barstool. Upon the disposal of Barstool in the third quarter of 2023, PENN recognized a pre-tax loss of $923.2 million (inclusive of $714.8 million in goodwill and intangible assets write offs and a $70.0 million indemnification liability discussed below). See Note 14, “Fair Value Measurements” for more information related to the indemnification liability.
For information on the tax-related impacts from the Barstool transactions, see Note 10, “Income Taxes.”
Pursuant to the Barstool SPA, PENN will indemnify Barstool and its subsidiaries and David Portnoy for certain tax matters. The indemnity provisions generally provide for the Company’s control of defense and settlement of claims, as well as certain other costs, associated with potential tax matters related to Barstool and its subsidiaries and David Portnoy.
Note 6—Goodwill and Other Intangible Assets
A reconciliation of goodwill and accumulated goodwill impairment losses, by reportable segment, is as follows:

(in millions)	Northeast	South	West	Midwest	Interactive	Other	Total
Balance as of December 31, 2023
Goodwill, gross	$923.5	$236.6	$216.8	$1,116.7	$1,664.0	$87.7	$4,245.3
Accumulated goodwill impairment losses	(828.8)	(61.0)	(16.6)	(556.1)	—	(87.7)	(1,550.2)
Goodwill, net	$94.7	$175.6	$200.2	$560.6	$1,664.0	$—	$2,695.1

Effect of foreign currency exchange rates	—	—	—	—	(30.4)	—	(30.4)
Balance as of March 31, 2024
Goodwill, gross	$923.5	$236.6	$216.8	$1,116.7	$1,633.6	$87.7	$4,214.9
Accumulated goodwill impairment losses	(828.8)	(61.0)	(16.6)	(556.1)	—	(87.7)	(1,550.2)
Goodwill, net	$94.7	$175.6	$200.2	$560.6	$1,633.6	$—	$2,664.7
There were no impairment charges recorded to goodwill during the three months ended March 31, 2024 and 2023.

The table below presents the gross carrying amount, accumulated amortization, and net carrying amount of each major class of other intangible assets:

	March 31, 2024			December 31, 2023
(in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Indefinite-lived intangible assets
Gaming licenses	$1,107.2	$—	$1,107.2	$1,107.2	$—	$1,107.2
Trademarks	332.5	—	332.5	334.4	—	334.4
Other	0.7	—	0.7	0.7	—	0.7
Amortizing intangible assets
Customer relationships	112.0	(104.4)	7.6	112.1	(103.7)	8.4
Technology	289.5	(144.9)	144.6	286.0	(132.3)	153.7
Other	29.1	(16.2)	12.9	29.0	(15.2)	13.8
Total other intangible assets, net	$1,871.0	$(265.5)	$1,605.5	$1,869.4	$(251.2)	$1,618.2
There were no impairment charges recorded to other intangible assets, net during the three months ended March 31, 2024 and 2023.
Amortization expense related to our amortizing intangible assets was $12.6 million and $14.0 million for the three months ended March 31, 2024 and 2023, respectively. The following table presents the estimated amortization expense based on our amortizing intangible assets as of March 31, 2024 (in millions):

Years ending December 31,
2024 (excluding the three months ended March 31, 2024)	$47.7
2025	43.9
2026	26.0
2027	21.9
2028	17.3
Thereafter	8.3
Total	$165.1

Note 7—Long-term Debt
The table below presents long-term debt, net of current maturities, debt discounts and issuance costs:

(in millions)	March 31, 2024	December 31, 2023
Senior Secured Credit Facilities:
Amended Revolving Credit Facility due 2027	$—	$—
Amended Term Loan A Facility due 2027	501.9	508.8
Amended Term Loan B Facility due 2029	982.5	985.0
5.625% Notes due 2027	400.0	400.0
4.125% Notes due 2029	400.0	400.0
2.75% Convertible Notes due 2026	330.5	330.5
Other long-term obligations	183.4	173.5
	2,798.3	2,797.8
Less: Current maturities of long-term debt	(47.6)	(47.6)
Less: Debt discounts	(3.7)	(3.9)
Less: Debt issuance costs	(28.9)	(28.3)
	$2,718.1	$2,718.0
The following is a schedule of future minimum repayments of long-term debt as of March 31, 2024 (in millions):

Years ending December 31:
2024 (excluding the three months ended March 31, 2024)	$37.4
2025	38.2
2026	533.5
2027	837.0
2028	10.8
Thereafter	1,341.4
Total minimum payments	$2,798.3
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
The Amended Credit Facilities contain customary covenants that, among other things, restrict, subject to certain exceptions, the ability of the Company and certain of its subsidiaries to grant liens on their assets, incur indebtedness, sell assets, make investments, engage in acquisitions, mergers or consolidations, pay dividends and make other restricted payments and prepay certain indebtedness that is subordinated in right of payment to the obligations under the Amended Credit Facilities. The Amended Credit Facilities contain two financial covenants: a maximum total net leverage ratio (as defined within the Second Amended and Restated Credit Agreement) of 4.50 to 1.00, which is subject to a step up to 5.00 to 1.00 in the case of certain significant acquisitions, and a minimum interest coverage ratio (as defined within the Second Amended and Restated Credit Agreement) of 2.00 to 1.00. The Amended Credit Facilities also contain certain customary affirmative covenants and events of default, including the occurrence of a change of control (as defined in the documents governing the Second Amended and Restated Credit Agreement), termination and certain defaults under the Master Leases (which are defined in Note 8, “Leases”).
On February 15, 2024 (the “Amendment Effective Date”), PENN entered into a First Amendment (the “Amendment Agreement”) with its various lenders amending its Amended Credit Facilities (as amended, amended and restated, supplemented, or otherwise modified from time to time prior to the Amendment Effective Date, the “Existing Credit Agreement”). The Amendment Agreement amends the Existing Credit Agreement to provide that, during the period beginning on the Amendment Effective Date and ending on the earlier of (i) the date that is two business days after the date on which the Company delivers a covenant relief period termination notice to the administrative agent and (ii) the date on which the administrative agent receives a compliance certificate for the quarter ending December 31, 2024 (the “Covenant Relief Period”), the Company will make an adjustment to exclude specified amounts of Interactive segment Adjusted EBITDAR (as defined in Note 15, “Segment Information”) in its calculations to comply with the maximum total net leverage ratio or minimum interest coverage ratio (as such terms are defined in the Second Amended and Restated Credit Agreement). We will continue to be required to maintain specified financial ratios and to satisfy certain financial tests when our Covenant Relief Period terminates after December 31, 2024.
As of March 31, 2024 and December 31, 2023, the Company had conditional obligations under letters of credit issued pursuant to the Amended Credit Facilities with face amounts aggregating to $20.7 million and $21.7 million, respectively, resulting in $979.3 million and $978.3 million of available borrowing capacity under the Amended Revolving Credit Facility, respectively.
2.75% Unsecured Convertible Notes
In May 2020, the Company completed a public offering of $330.5 million aggregate principal amount of 2.75% unsecured convertible notes (the “Convertible Notes”) that mature, unless earlier converted, redeemed, or repurchased, on May 15, 2026 at a price of par.
As of March 31, 2024 and December 31, 2023, no Convertible Notes have been converted into the Company’s common stock. The maximum number of shares that could be issued to satisfy the conversion feature of the Convertible Notes was 18,360,815 and the amount by which the Convertible Notes if-converted value exceeded its principal amount was $3.9 million, as of March 31, 2024.

The Convertible Notes consisted of the following components:

(in millions)	March 31, 2024	December 31, 2023
Liability:
Principal	$330.5	$330.5
Unamortized debt issuance costs	(4.0)	(4.4)
Net carrying amount	$326.5	$326.1
Interest expense, net
The table below presents interest expense, net:

	For the three months ended March 31,
(in millions)	2024	2023
Interest expense	$120.6	$113.8
Capitalized interest	(1.5)	(0.8)
Interest expense, net	$119.1	$113.0
The table below presents interest expense related to the Convertible Notes:

	For the three months ended March 31,
(in millions)	2024	2023
Coupon interest	$2.3	$2.3
Amortization of debt issuance costs	0.4	0.5
Convertible Notes interest expense	$2.7	$2.8
Debt issuance costs are amortized to interest expense over the term of the Convertible Notes at an effective interest rate of 3.329%. The remaining term of the Convertible Notes was 2.1 years as of March 31, 2024.
Covenants
Our Amended Credit Facilities, 5.625% Notes due 2027 (the “5.625% Notes”) and 4.125% Notes due 2029 (the “4.125% Notes”), require us, among other obligations, to maintain specified financial ratios and to satisfy certain financial tests. In addition, our Amended Credit Facilities, 5.625% Notes and 4.125% Notes, restrict, among other things, our ability to incur additional indebtedness, incur guarantee obligations, amend debt instruments, pay dividends, create liens on assets, make investments, engage in mergers or consolidations, and otherwise restrict corporate activities. Our debt agreements also contain customary events of default, including cross-default provisions that require us to meet certain requirements under the Master Leases (which are defined in Note 8, “Leases”), each with GLPI. If we are unable to meet our financial covenants or in the event of a cross-default, it could trigger an acceleration of payment terms.
As of March 31, 2024, the Company was in compliance with all required financial covenants. The Company believes that it will remain in compliance with all of its required financial covenants for at least the next twelve months following the date of filing this Quarterly Report on Form 10-Q with the SEC.

Other Long-Term Obligations
Other Long-term Obligation
In February 2021, we entered into a financing arrangement providing the Company with upfront cash proceeds while permitting us to participate in future proceeds on certain claims. The financing obligation has been classified as a non-current liability, which is expected to be settled in a future period of which the principal is contingent and predicated on other events. Consistent with an obligor’s accounting under a debt instrument, period interest will be accreted using an effective interest rate of 27.0% and until such time that the claims and related obligation is settled. The amount included in interest expense related to this obligation was $10.6 million and $8.1 million for the three months ended March 31, 2024 and 2023, respectively.
Ohio Relocation Fees
Other long-term obligations included $9.4 million at both March 31, 2024 and December 31, 2023 related to the relocation fees for Hollywood Gaming at Dayton Raceway (“Dayton”) and Hollywood Gaming at Mahoning Valley Race Course (“Mahoning Valley”), which opened in August 2014 and September 2014, respectively. The relocation fee for each facility is payable as follows: $7.5 million upon the opening of the facilities and eighteen semi-annual payments of $4.8 million beginning one year after the commencement of operations. These obligations are accreted to interest expense at an effective yield of 5.0%. As of March 31, 2024, the remaining balance of the relocation obligation of $9.4 million is included in “Current maturities of long-term debt” within our unaudited Consolidated Balance Sheets.
Event Center
As of March 31, 2024 and December 31, 2023, other long-term obligations included $9.3 million and $10.0 million, respectively, related to the repayment obligation of a hotel and event center located less than a mile away from Hollywood Casino Lawrenceburg, which was constructed by the City of Lawrenceburg Department of Redevelopment. Effective in January 2015, by contractual agreement, we assumed a repayment obligation for the hotel and event center in the amount of $15.3 million, which was financed through a loan with the City of Lawrenceburg Department of Redevelopment, in exchange for conveyance of the property. Beginning in January 2016, the Company was obligated to make annual payments on the loan of $1.0 million for 20 years. This obligation is accreted to interest expense at its effective yield of 3.0%.
Note 8—Leases
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
AR PENN Master Lease
On February 21, 2023, the Company and GLPI entered into an agreement to amend and restate the triple net master lease dated November 1, 2013 (the “AR PENN Master Lease”), effective January 1, 2023, to (i) remove the land and buildings for Hollywood Casino Aurora (“Aurora”), Hollywood Casino Joliet (“Joliet”), Hollywood Casino Columbus (“Columbus”), Hollywood Casino Toledo (“Toledo”) and the M Resort Spa Casino (“M Resort”), and (ii) make associated adjustments to the rent after which the initial rent in the AR PENN Master Lease was reset to $284.1 million, consisting of $208.2 million of building base rent, $43.0 million of land base rent, and $32.9 million of percentage rent (as such terms are defined in the AR PENN Master Lease). Subsequent to the execution of the AR PENN Master Lease, the lease contains real estate assets associated with 14 of the Company’s gaming facilities used in its operations. The current term of the AR PENN Master Lease expires on October 31, 2033 and thereafter contains three renewal terms of five years each on the same terms and conditions, exercisable at the Company’s option. The AR PENN Master Lease along with the 2023 Master Lease (as defined and discussed below) are cross-defaulted, cross-collateralized, and coterminous, and subject to a parent guarantee.
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

As a result of the annual escalator, effective November 1, 2023, the fixed component of rent increased by $4.2 million. The next annual escalator test date is scheduled to occur on November 1, 2024. The November 1, 2023 PENN Percentage Rent reset resulted in an annual rent reduction of $4.4 million, which will be in effect until the next PENN Percentage Rent reset, scheduled to occur on November 1, 2028.
As a result of the January 1, 2023 lease modification event, we concluded (i) the land components contained within the AR PENN Master Lease, which were previously primarily classified as finance leases, to be classified as operating leases, and (ii) control of the building assets have transferred from the Company to the lessor allowing for sale recognition in accordance with ASC Topic 842, “Leases,” (“ASC 842”) which results in the building components to be classified as operating leases. Prior to the January 1, 2023 lease modification event, control of substantially all of the building components were concluded not to have passed from the Company to the lessor in accordance with ASC 842 which required recognition of a financing obligation in accordance with ASC Topic 470, “Debt,” (“ASC 470”), and continued recognition of the underlying asset in “Property and equipment, net” within our unaudited Consolidated Balance Sheets. In conjunction with the sale recognition on the building components, we (i) derecognized $1.6 billion of financing obligations within our unaudited Consolidated Balance Sheets, offset to “Gain on REIT transactions, net” within our unaudited Statements of Operations; and (ii) derecognized $1.1 billion of “Property and equipment, net” associated with the building assets within our unaudited Consolidated Balance Sheets, offset to “Gain on REIT transactions, net” within our unaudited Consolidated Statements of Operations. As a result of our measurement of the associated operating lease liabilities, we recognized a reduction of the ROU assets and corresponding lease liabilities of $1.2 billion within our unaudited Consolidated Balance Sheets as of January 1, 2023. Lease components classified as an operating lease are recorded to “General and administrative” within our unaudited Consolidated Statements of Operations.
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
As a result of our lease classification assessment, we concluded all land and building components contained within the 2023 Master Lease to be operating leases. As a result of our measurement of the operating lease liabilities, we recognized ROU assets and corresponding lease liabilities of $1.8 billion. Additionally, the 2023 Master Lease terminated the individual triple net leases associated with Meadows and Perryville, as such we (i) derecognized $171.9 million in ROU assets within our unaudited Consolidated Balance Sheets; (ii) derecognized $165.5 million in lease liabilities within our unaudited Consolidated Balance Sheets; and (iii) recognized a $6.5 million loss on the termination which is recorded in “Gain on REIT transactions, net” within our unaudited Consolidated Statements of Operations. Lease components classified as an operating lease are recorded to “General and administrative” within our unaudited Consolidated Statements of Operations.
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
Both the next annual escalator and Pinnacle Percentage Rent reset are scheduled to occur on May 1, 2024.
Other Triple Net Leases with REIT Landlords
Morgantown Lease
On October 1, 2020, the Company entered into an individual triple net lease with a subsidiary of GLPI for the land underlying our development project in Morgantown, Pennsylvania (“Morgantown Lease”) in exchange for $30.0 million.
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
We concluded control of the land underlying the Morgantown facility was not passed from the Company to the lessor in accordance with ASC 842. As such we recognized a financing obligation in accordance with ASC 470 and continue to recognize the underlying land asset in “Property and equipment, net” within our unaudited Consolidated Balance Sheets. The Company recognizes interest expense on the lease payments related to the financing obligation under the effective yield method.
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
On February 1, 2024, the Margaritaville Lease annual escalator test resulted in an annual rent increase of $0.4 million and the recognition of an additional operating lease ROU asset and corresponding lease liability of $2.7 million. The next annual escalator test date and the next Margaritaville Percentage Rent reset are both scheduled to occur on February 1, 2025.
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
The next annual escalator test date is scheduled to occur on June 1, 2024. The next Greektown Percentage Rent reset is scheduled to occur on June 1, 2025. In April 2024, the lease was amended to provide for a Net Revenue to Rent coverage floor to be mutually agreed upon prior to the commencement of the ninth lease year (June 1, 2027).
The land and building components contained within the Greektown Lease are classified as operating leases. Lease components classified as an operating lease are recorded to “General and administrative” within our unaudited Consolidated Statements of Operations.
Non-REIT Operating Leases
In addition to any operating lease components contained within the Master Leases, Margaritaville Lease, and Greektown Lease (collectively referred to as “triple net operating leases”), the Company’s operating leases consists of (i) ground and levee leases to landlords which were not assumed by our REIT Landlords and remain an obligation of the Company, and (ii) buildings and equipment not associated with our REIT Landlords. Certain of our lease agreements include rental payments based on a percentage of sales over specified contractual amounts, rental payments adjusted periodically for inflation, and rental payments based on usage. The Company’s leases include options to extend the lease terms. The Company’s operating lease agreements do not contain any material residual value guarantees or material restrictive covenants.
The following is a maturity analysis of our operating leases, finance leases and financing obligations as of March 31, 2024:

(in millions)	Operating Leases	Finance Leases	Financing Obligations
Year ended December 31,
2024 (excluding the three months ended March 31, 2024)	$463.7	$109.7	$124.9
2025	611.5	144.7	166.5
2026	612.2	144.7	166.6
2027	614.9	144.6	166.5
2028	613.8	144.6	166.6
Thereafter	3,320.5	3,222.4	3,829.5
Total lease payments	6,236.6	3,910.7	4,620.6
Less: Imputed interest	(2,060.4)	(1,820.0)	(2,203.1)
Present value of future lease payments	4,176.2	2,090.7	2,417.5
Less: Current portion of lease obligations	(307.4)	(37.4)	(41.9)
Long-term portion of lease obligations	$3,868.8	$2,053.3	$2,375.6
The Company modified the presentation of its December 31, 2023 balance sheet to separately reflect assets and liabilities associated with our operating and finance leases.

Total payments made under the Triple Net Leases were as follows:

	For the three months ended March 31,
(in millions)	2024	2023
AR PENN Master Lease	$71.0	$71.1
2023 Master Lease	58.9	58.0
Pinnacle Master Lease	85.2	84.1
Margaritaville Lease	6.7	6.4
Greektown Lease	13.2	12.8
Morgantown Lease	0.8	0.8
Total	$235.8	$233.2
Information related to lease term and discount rate was as follows:

	March 31, 2024	December 31, 2023
Weighted-Average Remaining Lease Term
Operating leases	10.9 years	11.2 years
Finance leases	27.1 years	27.3 years
Financing obligations	27.3 years	27.6 years

Weighted-Average Discount Rate
Operating leases	7.7%	7.7%
Finance leases	5.2%	5.2%
Financing obligations	5.2%	5.2%
The components of lease expense were as follows:

	Location on unaudited Consolidated Statements of Operations	For the three months ended March 31,
(in millions)		2024	2023
Operating Lease Costs
Rent expense associated with triple net operating leases	General and administrative	$154.8	$146.0
Operating lease cost (1)	Primarily General and administrative	5.3	4.8
Short-term lease cost	Primarily Gaming expenses	22.8	19.0
Variable lease cost (1)	Primarily Gaming expenses	1.0	1.0
Total		$183.9	$170.8

Finance Lease Costs
Interest on lease liabilities (2)	Interest expense, net	$27.5	$27.6
Amortization of ROU assets (2)	Depreciation and amortization	21.9	21.7
Total		$49.4	$49.3

Financing Obligation Costs
Interest on financing obligations (3)	Interest expense, net	$36.6	$36.4

(1) Excludes the operating lease costs and variable lease costs pertaining to our triple net leases with our REIT landlords classified as operating leases.
(2) Pertains to finance lease components associated with the Pinnacle Master Lease (primarily land).
(3) Pertains to the components contained within the Pinnacle Master Lease (buildings) and the Morgantown Lease.

Supplemental cash flow information related to leases was as follows:

	For the three months ended March 31,
(in millions)	2024	2023
Non-cash lease activities:
Commencement of operating leases	$2.7	$3,657.4
Derecognition of operating lease liabilities	$—	$307.7
Derecognition of finance lease liabilities	$—	$2,933.6
Derecognition of financing obligations	$—	$1,567.8
Note 9—Investments in and Advances to Unconsolidated Affiliates
As of March 31, 2024, investments in and advances to unconsolidated affiliates primarily consisted of the Company’s 50% investment in Kansas Entertainment, the joint venture with NASCAR that owns Hollywood Casino at Kansas Speedway.
Kansas Entertainment Joint Venture
As of March 31, 2024 and December 31, 2023, our investment in Kansas Entertainment was $81.5 million and $80.8 million, respectively. During the three months ended March 31, 2024 and 2023, the Company received distributions from Kansas Entertainment totaling $7.3 million and $8.5 million, respectively. The Company deems these distributions to be returns on its investment based on the source of those cash flows from the normal business operations of Kansas Entertainment.
The Company has determined that Kansas Entertainment does not qualify as a VIE. Using the guidance for entities that are not VIEs, the Company determined that it did not have a controlling financial interest in the joint venture, primarily as it did not have the ability to direct the activities of the joint venture that most significantly impacted the joint venture’s economic performance without the input of NASCAR. Therefore, the Company did not consolidate the financial position of Kansas Entertainment as of March 31, 2024 and December 31, 2023, nor the results of operations for the three months ended March 31, 2024 and 2023.
Note 10—Income Taxes
The Company calculates the provision for income taxes during interim reporting periods by applying an estimate of the annual effective tax rate to its year-to-date pre-tax book income or loss. The tax effects of discrete items, including but not limited to, excess tax benefits associated with stock-based compensation, are reported in the interim period in which they occur. The effective tax rate (income taxes as a percentage of income or loss before income taxes) including discrete items was 14.8% for the three months ended March 31, 2024, as compared to 23.8% for the three months ended March 31, 2023. The effective tax rate for the three months ended March 31, 2024, was lower than the statutory federal tax rate of 21% primarily due to non-deductible executive compensation, tax credit utilization, and the decrease in our valuation allowance. We excluded certain foreign losses from our worldwide effective tax rate calculation due to a year-to-date ordinary loss for which no benefit may be recognized. Our effective tax rate can vary from period to period depending on, among other factors, the geographic and business mix of our earnings and changes to our valuation allowance. Certain of these and other factors, including our history and projections of pre-tax earnings, are considered in assessing our ability to realize our net deferred tax assets.
As of each reporting date, the Company considers all available positive and negative evidence that could affect its view of the future realization of deferred tax assets pursuant to ASC Topic 740, “Income Taxes.” As of March 31, 2024, we intend to continue maintaining a valuation allowance on our deferred tax assets not more than likely than not to be realized until there is sufficient positive evidence to support the reversal of all or some portion of these allowances. A reduction in the valuation allowance could result in a significant decrease to income tax expense in the period the release is recorded. Although the exact timing and valuation reversal amount are estimated, the actual determination is contingent upon the earnings level we achieve in 2024 as well as our projected income levels in future periods. During the three months ended March 31, 2024, the Company released a portion of its valuation allowance, in the amount of $5.1 million, on certain state deferred tax assets that are more likely than not to be realized.

During the three months ended March 31, 2023, the Company recorded a net deferred tax liability of $115.9 million with respect to the Barstool stock acquisition on February 17, 2023. These temporary differences were primarily related to existing carryover tax basis, acquired federal and state net operating losses, and other acquired intangible assets excluding goodwill. The net deferred tax liability was subsequently written off as part of the Barstool disposition discussed in Note 5, “Acquisitions and Dispositions.”
As of March 31, 2024 and December 31, 2023, the Company had prepaid income taxes of $7.0 million and $65.3 million, respectively, which were included in “Prepaid expenses” within our unaudited Consolidated Balance Sheets.
Note 11—Commitments and Contingencies
The Company is subject to various legal and administrative proceedings relating to personal injuries, employment matters, commercial transactions, development agreements and other matters arising in the ordinary course of business. Although the Company maintains what it believes to be adequate insurance coverage to mitigate the risk of loss pertaining to covered matters, legal and administrative proceedings can be costly, time-consuming, and unpredictable. The Company does not believe that the final outcome of these matters will have a material adverse effect on its financial position, results of operations, or cash flows.
ESPN Sportsbook and Investment Agreements
On August 8, 2023, PENN entered into the Sportsbook Agreement with ESPN which provides for a long-term strategic relationship between PENN and ESPN relating to online sports betting in the United States.
The Sportsbook Agreement has an initial 10-year term and may be extended for an additional ten years upon mutual agreement of PENN and ESPN. In consideration for the media marketing services and brand and other rights provided by ESPN, PENN will pay $150.0 million per year in cash pursuant to the Sportsbook Agreement for the initial 10-year term and issue warrants pursuant to the Investment Agreement (as defined and described in more detail below). The Sportsbook Agreement may be terminated by either party if at the end of year three of the term the Sportsbook has not achieved a specified level of market share based on gross gaming revenue in the states in which the Sportsbook operates while branded ESPN BET, and other terms pursuant to the agreement.
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
At the grant date, the $550.4 million fair value of the awards was determined using the Black Scholes pricing model with contractual terms ranging from 9.5 to 11.5 years, and strike prices ranging from $26.08 to $32.60. During the three months ended March 31, 2024, the Company recognized $18.7 million related to the Investment Agreement warrants. Expenses related to these warrants are recorded within “Gaming” expenses on the unaudited Consolidated Statements of Operations and recognized when services are received.
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

Note 12—Stockholders’ Equity and Stock-Based Compensation
Common and Preferred Stock
In conjunction with the February 20, 2020 stock purchase agreement between PENN and Barstool, the Company issued 883 shares of Series D Preferred Stock, par value $0.01 (the “Series D Preferred Stock”) to certain individual stockholders affiliated with Barstool. 1/1,000th of a share of Series D Preferred Stock is convertible into one share of PENN common stock. Pursuant to the Barstool SPA, on August 11, 2023, all remaining outstanding shares of Series D Preferred Stock were converted to common stock. See Note 5, “Acquisitions and Dispositions” for additional information related to the Barstool SPA.
As of both March 31, 2024 and December 31, 2023, there were 5,000 shares authorized of Series D Preferred Stock and no shares were outstanding.
In connection with the acquisition of Score Media and Gaming, Inc. (“theScore”) in October 2021, the Company issued 12,319,340 of common stock with a par value of $0.01, and 697,539 exchangeable shares, par value $0.01 (“Exchangeable Shares”) through the capital of an indirect wholly-owned subsidiary of PENN, in addition to cash consideration. Each Exchangeable Share is exchangeable into one share of PENN Common Stock at the option of the holder, subject to certain adjustments. Upon the acquisition of theScore, certain employees of theScore elected to have their outstanding equity awards, which were assumed under theScore plan (as defined below), issued as Exchangeable Shares, once the shares vest or are exercised. In addition, the Company may redeem all outstanding Exchangeable Shares in exchange for shares of PENN common stock at any time following the fifth anniversary of the closing, or earlier under certain circumstances.
During the three months ended March 31, 2024 and 2023, we issued 68,048 and 2,854 Exchangeable Shares, respectively. As of both March 31, 2024 and December 31, 2023, there were 768,441 Exchangeable Shares authorized, of which 557,174 shares and 560,267 shares were outstanding, respectively.
Share Repurchase Authorization
On December 6, 2022, the Board of Directors approved a share repurchase authorization for $750.0 million (the “December 2022 Authorization”). The December 2022 Authorization expires on December 31, 2025.
The Company utilized the capacity under the previous February 2022 authorization prior to effecting any repurchases under the December 2022 Authorization. Repurchases by the Company are subject to available liquidity, general market and economic conditions, alternate uses for the capital and other factors. Share repurchases may be made from time to time through a Rule 10b5-1 trading plan, open market transactions, block trades or in private transactions in accordance with applicable securities laws and regulations and other legal requirements. There is no minimum number of shares that the Company is required to repurchase and the repurchase authorization may be suspended or discontinued at any time without prior notice.
No shares of the Company’s common stock were repurchased during the three months ended March 31, 2024. During the three months ended March 31, 2023, the Company repurchased 1,646,963 shares of its common stock in open market transactions for $50.0 million, at an average price of $30.36 per share under the previous $750.0 million February 2022 authorization.
The cost of all repurchased shares is recorded as “Treasury stock” within our unaudited Consolidated Balance Sheets.
No shares of the Company’s common stock were repurchased subsequent to the quarter ended March 31, 2024. As of May 1, 2024, the remaining availability under our December 2022 Authorization was $749.5 million.

2022 Long Term Incentive Compensation Plan
On June 7, 2022, the Company’s shareholders, upon the recommendation of the Company’s Board of Directors, approved the Company’s 2022 Long Term Incentive Compensation Plan (the “2022 Plan”). The 2022 Plan authorizes the Company to issue stock options (incentive and/or non-qualified), stock appreciation rights (“SARs”), restricted stock (shares and/or units), performance awards (shares and/or units), and cash awards to executive officers, non-employee directors, other employees, consultants, and advisors of the Company and its subsidiaries. Non-employee directors and consultants are eligible to receive all such awards, other than incentive stock options. Pursuant to the 2022 Plan, an initial 6,870,000 shares of the Company’s common stock were reserved for issuance, plus any shares of common stock subject to outstanding awards under both the previous 2018 Long Term Incentive Compensation Plan, as amended (“2018 Plan”) and Score Media and Gaming Inc. Second Amended and Restated Stock Option and Restricted Stock Unit Plan (the “theScore Plan”) as of June 7, 2022, and outstanding awards that are forfeited or settled for cash under each of the prior plans.
On June 6, 2023, the Company’s shareholders, upon the recommendation of the Company’s Board of Directors, approved an amendment to the 2022 Plan (as amended, the “2022 Amended Plan”), which increased the number of shares reserved for issuance under the plan by 7,000,000 shares to 13,870,000 shares. For purposes of determining the number of shares available for issuance under the 2022 Amended Plan, stock options, restricted stock and all other equity settled awards count against the 13,870,000 share limit as one share of common stock for each share granted. Any awards that are not settled in shares of common stock are not counted against the share limit. As of March 31, 2024, there are 9,214,702 shares available for future grants under the 2022 Amended Plan.
Performance Share Program
The Company’s performance share programs were adopted to provide our NEOs and certain other key executives with stock-based compensation tied directly to the Company’s performance, which further aligns their interests with our shareholders and provides compensation only if the designated performance goals are met for the applicable performance periods.
The Company did not grant any restricted units with performance-based vesting conditions during the three months ended March 31, 2024, as compared to an aggregate of 461,747 restricted units granted at target, during the three months ended March 31, 2023. Restricted performance units granted prior to the adoption of the 2022 Plan were awarded under a performance share program (“the Performance Share Program II”). Subsequent restricted performance units are governed by the 2022 Plan. Restricted performance units consist of three one-year performance periods over a three-year service period. The awards have the potential to be earned at between 0% and 150% of the number of shares granted depending on achievement of the annual performance goals, and remain subject to vesting for the full three-year service period.
Stock-based Compensation Expense
Stock-based compensation expense pertains to our stock options and restricted stock, including restricted stock with performance conditions. The Company recognized $11.9 million and $16.5 million of stock-based compensation expense during the three months ended March 31, 2024 and 2023, respectively, which is included in “General and administrative” expense within the unaudited Consolidated Statements of Operations.
Stock Options
The Company granted 795,913 and 837,873 stock options during the three months ended March 31, 2024 and March 31, 2023, respectively.
Cash-settled Phantom Stock Units
Our outstanding phantom stock units (“CPUs”), are settled in cash and entitle plan recipients to receive a cash payment based on the fair value of the Company’s common stock which is based on the closing stock price of the trading day preceding the vest date. Our CPUs vest over a period of one to four years. The CPUs are accounted for as liability awards and are re-measured at fair value each reporting period until they become vested with compensation expense being recognized over the requisite service period. The Company has a liability, which is included in “Accrued expenses and other current liabilities” within the unaudited Consolidated Balance Sheets, associated with its cash-settled CPUs of $0.7 million and $1.2 million as of March 31, 2024 and December 31, 2023, respectively.

As of March 31, 2024, there was a total of $1.3 million unrecognized compensation cost related to CPUs that will be recognized over the awards remaining weighted-average vesting period of 1.7 years. During the three months ended March 31, 2024 and 2023, the Company recognized $0.1 million and $0.7 million of compensation expense associated with these awards, respectively. Compensation expense associated with our CPUs is recorded in “General and administrative” within the unaudited Consolidated Statements of Operations. We paid $0.5 million and $1.4 million for the three months ended March 31, 2024 and 2023, respectively, pertaining to cash-settled CPUs.
Stock Appreciation Rights
Our outstanding SARs are settled in cash and are accounted for as liability awards, and generally vest over a period of four years. The fair value of cash-settled SARs is calculated each reporting period and estimated using the Black-Scholes option pricing model. The Company has a liability, which is included in “Accrued expenses and other current liabilities” within the unaudited Consolidated Balance Sheets, associated with its cash-settled SARs of $0.8 million and $5.8 million as of March 31, 2024 and December 31, 2023, respectively.
For SARs held by employees of the Company, there was $0.4 million of total unrecognized compensation cost as of March 31, 2024 that will be recognized over the awards remaining weighted-average vesting period of 1.8 years. For the three months ended March 31, 2024 and 2023, the Company recognized a reduction to compensation expense of $4.6 million and $0.1 million, respectively. Compensation expense associated with our SARs is recorded in “General and administrative” within the unaudited Consolidated Statements of Operations. We paid $0.1 million and $0.5 million during the three months ended March 31, 2024 and 2023, respectively, related to cash-settled SARs.
Note 13—Earnings per Share
For the three months ended March 31, 2024, we recorded a net loss attributable to PENN. As such, because the dilution from potential common shares was anti-dilutive, we used basic weighted-average common shares outstanding, rather than diluted weighted-average common shares outstanding when calculating diluted loss per share. Stock options, restricted stock, and convertible debt that could potentially dilute basic EPS in the future that were not included in the computation of diluted loss per share were as follows:

(in millions)	For the three months ended March 31, 2024
Assumed conversion of dilutive stock options	0.2
Assumed conversion of dilutive restricted stock	0.2
Assumed conversion of convertible debt	14.1
For the three months ended March 31, 2023, we recorded net income attributable to PENN. As such, we used diluted weighted-average common shares outstanding when calculating diluted income per share. Stock options, restricted stock, convertible preferred shares, and convertible debt that could potentially dilute basic EPS in the future are included in the computation of diluted income per share.
The following table sets forth the allocation of net income for the three months ended March 31, 2023 under the two-class method. For the three months ended March 31, 2024, we did not utilize the two-class method due to all preferred shares being converted as part of the Barstool SPA during the third quarter of 2023 as discussed in Note 12, “Stockholders’ Equity and Stock-Based Compensation”.

(in millions)	For the three months ended March 31, 2023
Net income attributable to PENN Entertainment, Inc.	$514.5
Net income applicable to preferred stock	1.7
Net income applicable to common stock	$512.8

The following table reconciles the weighted-average common shares outstanding used in the calculation of basic EPS to the weighted-average common shares outstanding used in the calculation of diluted EPS for the three months ended March 31, 2024 and 2023:

	For the three months ended March 31,
(in millions)	2024	2023
Weighted-average common shares outstanding—basic	151.9	153.3
Assumed conversion of:
Dilutive stock options	—	0.9
Dilutive restricted stock	—	0.3
Convertible debt	—	14.1
Weighted-average common shares outstanding—diluted	151.9	168.6
Restricted stock with performance and market based vesting conditions that have not been met as of March 31, 2024 were excluded from the computation of diluted EPS.
Options and warrants to purchase 34.6 million shares and options to purchase 1.5 million shares were outstanding during the three months ended March 31, 2024 and March 31, 2023, respectively, but were not included in the computation of diluted EPS because they were anti-dilutive.
The assumed conversion of 0.5 million preferred shares were excluded from the computation of diluted EPS for the three months ended March 31, 2023, because including them would have been anti-dilutive.
The Company’s calculation of weighted-average common shares outstanding includes the Exchangeable Shares as discussed Note 12, “Stockholders’ Equity and Stock-Based Compensation.” The following table presents the calculation of basic and diluted EPS for the Company’s common stock for the three months ended March 31, 2024 and 2023:

	For the three months ended March 31,
(in millions, except per share data)	2024	2023
Calculation of basic earnings (loss) per share:
Net income (loss) applicable to common stock	$(114.7)	$512.8
Weighted-average shares outstanding — PENN Entertainment, Inc.	151.4	152.7
Weighted-average shares outstanding — Exchangeable Shares	0.5	0.6
Weighted-average common shares outstanding — basic	151.9	153.3
Basic earnings (loss) per share	$(0.76)	$3.35

Calculation of diluted earnings (loss) per share:
Net income (loss) applicable to common stock	$(114.7)	$512.8
Interest expense, net of tax (1):
Convertible Notes	—	1.8
Diluted income (loss) applicable to common stock	$(114.7)	$514.6
Weighted-average common shares outstanding — diluted	151.9	168.6
Diluted earnings (loss) per share	$(0.76)	$3.05
(1)The three months ended March 31, 2023 were tax-affected at a rate of 21%.

Note 14—Fair Value Measurements
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
The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of assets and liabilities and their placement within the fair value hierarchy. The following methods and assumptions are used to estimate the fair value of each class of financial instruments for which it is practicable to estimate. The fair value of the Company’s trade accounts receivable and payable approximates the carrying amounts.
Cash and Cash Equivalents
The fair value of the Company’s cash and cash equivalents approximates their carrying amount, due to the short maturity of the cash equivalents.
Equity Securities
As of March 31, 2024 and December 31, 2023, we held $9.2 million and $10.7 million in equity securities of ordinary shares, respectively, which are reported as “Other assets” in our unaudited Consolidated Balance Sheets. These equity securities are the result of PENN Interactive entering into multi-year agreements with third-party online sports betting and/or iCasino operators for online sports betting and iCasino market access across our portfolio.
During the three months ended March 31, 2024 and March 31, 2023, we recognized unrealized holding losses of $1.5 million and $3.2 million related to these equity securities, respectively, which is included in “Other,” as reported in “Other income (expenses)” within our unaudited Consolidated Statements of Operations.
The fair value of the equity securities was determined using Level 1 inputs, which use market approach valuation techniques. The primary inputs to those techniques include the quoted market price of the equity securities and foreign currency exchange rates.
Available-for-Sale Debt Securities
The Company acquired 12.0% secured convertible notes in a technology provider on April 7, 2023 for $20.0 million, due on the third-year anniversary of the date of issuance. The terms contain optional and mandatory conversion provisions pursuant to which we will receive common stock upon conversion. As of both periods ended March 31, 2024 and December 31, 2023, the balance of the convertible notes was $24.2 million, which are reported in “Other assets” in our unaudited Consolidated Balance Sheets.
As of March 31, 2024, the fair value of the convertible notes approximates the carrying value as of December 31, 2023. Therefore, we did not record any unrealized gains or losses to “Other comprehensive income (loss)” within our unaudited Consolidated Statements of Comprehensive Income (Loss).
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

As of both periods ended March 31, 2024 and December 31, 2023, PRP held $7.9 million in promissory notes issued by RDC and $6.7 million in local government corporation bonds issued by RDC, at amortized cost. The promissory notes and the local government corporation bonds are collateralized by the assets of Retama Park Racetrack. As of March 31, 2024 and December 31, 2023, the promissory notes and the local government corporation bonds were included in “Other assets” within our unaudited Consolidated Balance Sheets.
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
Long-term Debt
The fair value of our Amended Term Loan A Facility, Amended Term Loan B Facility, 5.625% Notes, 4.125% Notes, and the Convertible Notes is estimated based on quoted prices in active markets. During the current quarter, we reassessed the trading frequency of our previously described long-term debt instruments and reclassified them from a Level 1 measurement to a Level 2 measurement as of March 31, 2024.
Other long-term obligations as of March 31, 2024 and December 31, 2023 included a financing arrangement entered in February of 2021, the relocation fees for Dayton and Mahoning Valley, and the repayment obligation of the hotel and event center located near Hollywood Casino Lawrenceburg. See Note 7, “Long-term Debt” for details. The fair values of the Dayton and Mahoning Valley relocation fees and the Lawrenceburg repayment obligation are estimated based on rates consistent with the Company’s credit rating for comparable terms and debt instruments and are classified as Level 2 measurements.
Additionally, in February 2021, we entered into a third-party financing arrangement providing the Company with upfront cash proceeds while permitting us to participate in future proceeds on certain claims. The financing obligation has been classified as a non-current liability and the fair value of the financing obligation is based on what we expect to be settled in a future period of which the principal is contingent and predicated on other events, plus accreted period non-cash interest using an effective interest rate of 27.0% until the claims and related obligation is settled. The financing obligation has been classified as a Level 3 measurement and is included within our unaudited Consolidated Balance Sheets in “Long-term debt, net of current maturities, debt discount, and debt issuance costs.” See Note 7, “Long-term Debt.”
Other Liabilities
Other liabilities as of March 31, 2024 and December 31, 2023 include contingent purchase price liabilities related to Plainridge Park Casino and HitPoint Inc. and Lucky Point Inc. (collectively, “Hitpoint”), which was acquired on May 11, 2021. The Hitpoint contingent purchase price liability is payable in installments up to a maximum of $1.0 million in the form of cash and equity, on the first three anniversaries of the acquisition close date and is based on the achievement of mutual goals established by the Company and Hitpoint. As of March 31, 2024, there is one annual achievement period remaining. The Plainridge Park Casino contingent purchase price liability is calculated based on earnings of the gaming operations over the first ten years of operations, which commenced on June 24, 2015. As of March 31, 2024, we were contractually obligated to make two additional annual payments. The fair value of the Plainridge Park Casino contingent purchase price liability is estimated based on an income approach using a discounted cash flow model. These contingent purchase price liabilities have been classified as a Level 3 measurement and are included within our unaudited Consolidated Balance Sheets in “Accrued expenses and other current liabilities” or “Other long-term liabilities,” depending on the timing of the next payment.
Additionally, Other liabilities include a $70.0 million tax indemnification described in Note 2, “Significant Accounting Policies” for both periods ended as of March 31, 2024 and December 31, 2023. Liabilities associated with the indemnification of $35.0 million are recorded in “Accrued expenses and other current liabilities” and $35.0 million are recorded in “Other long-term liabilities” within our unaudited Consolidated Balance Sheets. The indemnity has been classified as a Level 3 measurement. Key assumptions used to estimate the fair value of the indemnification include the expected tax rate and the probability of potential outcomes based on valuation methods that utilize unobservable inputs that are significant to the overall fair value as of March 31, 2024 and December 31, 2023. The assessment of the significance of a particular input to the fair value measurement requires judgment.

The carrying amounts and estimated fair values by input level of the Company’s financial instruments were as follows:

	March 31, 2024
(in millions)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$903.6	$903.6	$903.6	$—	$—
Equity securities	$9.2	$9.2	$9.2	$—	$—
Available-for-sale debt securities	$24.2	$24.2	$—	$—	$24.2
Held-to-maturity securities	$6.7	$6.7	$—	$6.7	$—
Promissory notes	$7.9	$7.9	$—	$7.9	$—
Financial liabilities:
Long-term debt
Amended Credit Facilities	$1,461.2	$1,476.8	$—	$1,476.8	$—
5.625% Notes	$399.8	$385.5	$—	$385.5	$—
4.125% Notes	$394.8	$342.0	$—	$342.0	$—
Convertible Notes	$326.5	$358.6	$—	$358.6	$—
Other long-term obligations	$183.4	$182.2	$—	$17.5	$164.7
Other liabilities	$79.0	$78.9	$—	$2.7	$76.2

	December 31, 2023
(in millions)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$1,071.8	$1,071.8	$1,071.8	$—	$—
Equity securities	$10.7	$10.7	$10.7	$—	$—
Available-for-sale securities	$24.2	$24.2	$—	$—	$24.2
Held-to-maturity securities	$6.7	$6.7	$—	$6.7	$—
Promissory notes	$7.9	$7.9	$—	$7.9	$—
Financial liabilities:
Long-term debt
Amended Credit Facilities	$1,471.7	$1,483.5	$1,483.5	$—	$—
5.625% Notes	$399.7	$388.0	$388.0	$—	$—
4.125% Notes	$394.6	$340.0	$340.0	$—	$—
Convertible Notes	$326.1	$427.6	$427.6	$—	$—
Other long-term obligations	$173.5	$172.1	$—	$18.0	$154.1
Other liabilities	$79.0	$78.9	$—	$2.7	$76.2
The following table summarizes the changes in fair value of our Level 3 assets and liabilities measured on a recurring basis:

(in millions)	Other Assets and Liabilities
Balance as of January 1, 2024	$254.5
Interest	10.6
Balance as of March 31, 2024	$265.1

The following table summarizes the significant unobservable inputs used in calculating fair value for our Level 3 assets and liabilities as of March 31, 2024:

	Valuation Technique	Unobservable Input	Discount Rate
Available-for-sale debt securities	Discounted cash flow	Discount rate	35.0%
Other long-term obligation	Discounted cash flow	Discount rate	27.0%
Contingent purchase price - Plainridge Park Casino	Discounted cash flow	Discount rate	7.1%
Note 15—Segment Information
We have five reportable segments: Northeast, South, West, Midwest, and Interactive. Our gaming and racing properties are grouped by geographic location, and each is viewed as an operating segment with the exception of our two properties in Jackpot, Nevada, which are viewed as one operating segment. We consider our combined VGT operations, by state, to be separate operating segments. Interactive includes all of our online gaming operations, management of retail sports betting, media, and in the prior year, the operating results of Barstool. We owned 36% of Barstool common stock prior to the February 17, 2023 Barstool Acquisition, pursuant to which we acquired the remaining 64% of Barstool common stock. On August 8, 2023, we entered into the Barstool SPA, and we sold 100% of the outstanding shares of Barstool common stock. See Note 5, “Acquisitions and Dispositions” for further information.

The Company utilizes Adjusted EBITDAR (as defined below) as its measure of segment profit or loss. The following table highlights our revenues and Adjusted EBITDAR for each reportable segment and reconciles Adjusted EBITDAR on a consolidated basis to net income (loss).

	For the three months ended March 31,
(in millions)	2024	2023
Revenues:
Northeast segment	$684.7	$700.5
South segment	298.5	314.8
West segment	128.8	129.7
Midwest segment	291.2	295.3
Interactive segment	207.7	233.5
Other (1)	6.0	5.8
Intersegment eliminations (2)	(10.0)	(6.3)
Total	$1,606.9	$1,673.3

Adjusted EBITDAR (3):
Northeast segment	$202.6	$212.9
South segment	113.5	123.6
West segment	45.9	49.1
Midwest segment	117.0	125.6
Interactive segment	(196.0)	(5.7)
Other (1)	(26.8)	(27.3)
Total (3)	256.2	478.2
Other operating benefits (costs) and other income (expenses):
Rent expense associated with triple net operating leases (4)	(154.8)	(146.0)
Stock-based compensation	(11.9)	(16.5)
Cash-settled stock-based awards variance	8.0	2.9
Gain on disposal of assets	0.2	—
Contingent purchase price	—	(0.3)
Depreciation and amortization	(108.7)	(107.5)
Non-operating items of equity method investments (5)	(1.1)	(4.5)
Interest expense, net	(119.1)	(113.0)
Interest income	7.1	10.4
Gain on Barstool Acquisition, net (6)	—	83.4
Gain on REIT transactions, net (7)	—	500.8
Other (8)	(3.4)	(5.6)
Income (loss) before income taxes	(127.5)	682.3
Income tax benefit (expense)	12.6	(167.9)
Net income (loss)	$(114.9)	$514.4
(1)The Other category consists of the Company’s stand-alone racing operations, namely Sanford-Orlando Kennel Club, Sam Houston and Valley Race Park, the Company’s joint venture interests in Freehold Raceway, and our management contract for Retama Park Racetrack. The Other category also includes corporate overhead costs, which consist of certain expenses, such as: payroll, professional fees, travel expenses, and other general and administrative expenses that do not directly relate or have not otherwise been allocated. Corporate overhead costs were $24.9 million and $26.3 million for the three months ended March 31, 2024 and 2023, respectively.
(2)Primarily represents the elimination of intersegment revenues associated with our retail sportsbooks, which are operated by PENN Interactive.
(3)We define Adjusted EBITDAR as earnings before interest expense, net, interest income, income taxes, depreciation and amortization, rent expense associated with triple net operating leases (see footnote (4) below), stock-based compensation, debt extinguishment charges, impairment losses, insurance recoveries, net of deductible charges, changes in the estimated fair value of our contingent purchase price obligations, gain or loss on disposal of assets, the difference between budget and actual expense for cash-settled stock-based awards; pre-opening expenses; non-cash gains/losses associated with REIT transactions; loss on disposal of business; non-cash gains/losses associated with partial and step acquisitions as measured in accordance with ASC Topic 805, “Business Combinations”; and other. Adjusted EBITDAR is also inclusive of income or loss from unconsolidated affiliates, with our share of non-operating items (see footnote (5) below) added back for Barstool and our Kansas Entertainment joint venture.
(4)Amounts pertain to the operating lease components contained within the: (i) AR PENN Master Lease; (ii) 2023 Master Lease; (iii) Margaritaville Lease; and (iv) Greektown Lease.
(5)Consists principally of interest expense, net, income taxes, depreciation and amortization, and stock-based compensation expense associated with Barstool prior to us acquiring the remaining 64% of Barstool common stock (see Note 5, “Acquisitions and Dispositions”), and our Kansas Entertainment joint venture.
(6)Includes a gain of $66.5 million associated with Barstool related to remeasurement of the equity investment immediately prior to the acquisition date of February 17, 2023 and a gain of $16.9 million related to the acquisition of the remaining 64% of Barstool common stock (see Note 5, “Acquisitions and Dispositions”).
(7)Upon the execution of the February 21, 2023 AR PENN Master Lease and the 2023 Master Lease, both effective January 1, 2023, we recognized a gain of $500.8 million as a result of the reclassification and remeasurement of lease components (see Note 8, “Leases”).
(8)Primarily relates to unrealized holding losses on our equity securities of $1.5 million and $3.2 million for the three months ended March 31, 2024 and 2023, respectively, which are discussed in Note 14, “Fair Value Measurements.”

The table below presents capital expenditures by segment:

	For the three months ended March 31,
(in millions)	2024	2023
Capital expenditures:
Northeast segment	$5.6	$22.8
South segment	11.8	13.7
West segment	1.5	3.8
Midwest segment	19.2	12.7
Interactive segment	0.7	7.1
Other	2.6	3.1
Total capital expenditures	$41.4	$63.2
The table below presents investment in and advances to unconsolidated affiliates and total assets by segment:

(in millions)	Northeast	South	West	Midwest	Interactive	Other (1)	Total
Balance sheet as of March 31, 2024
Investment in and advances to unconsolidated affiliates	$—	$—	$—	$81.5	$—	$3.3	$84.8
Total assets	$1,859.9	$1,274.9	$388.1	$1,304.8	$2,503.6	$8,283.1	$15,614.4

Balance sheet as of December 31, 2023
Investment in and advances to unconsolidated affiliates	$—	$—	$—	$80.8	$—	$4.1	$84.9
Total assets	$1,827.4	$1,244.5	$388.6	$1,241.1	$2,549.9	$8,812.7	$16,064.2
(1)The real estate assets subject to the Master Leases, which are classified as either property and equipment, net, operating lease ROU assets, or finance lease ROU assets, are included within the Other category.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of financial condition, results of operations, liquidity and capital resources should be read in conjunction with, and is qualified in its entirety by, the unaudited Consolidated Financial Statements and the notes thereto included in this Quarterly Report on Form 10-Q, and the Consolidated Financial Statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2023.
EXECUTIVE OVERVIEW
Our Business
PENN Entertainment, Inc., together with its subsidiaries (“PENN,” the “Company,” “we,” “our,” or “us”), is North America’s leading provider of integrated entertainment, sports content, and casino gaming experiences. As of March 31, 2024, PENN operated 43 properties in 20 states, online sports betting in 19 jurisdictions and iCasino in five jurisdictions, under a portfolio of well-recognized brands including Hollywood Casino®, L’Auberge®, ESPN BET™, and theScore BET Sportsbook and Casino®. In August 2023, PENN entered into a transformative, exclusive long-term strategic alliance with ESPN, Inc. and ESPN Enterprises, Inc. (together, “ESPN”) relating to online sports betting within the United States. PENN’s ability to leverage the leading sports media brands in the United States (ESPN) and Canada (theScore) is central to our highly differentiated strategy to expand our footprint and efficiently grow our customer ecosystem. The Company’s focus on organic cross-sell opportunities is reinforced by our market-leading retail casinos, sports media assets, and technology, including a proprietary state-of-the-art, fully integrated digital sports and iCasino betting platform and an in-house iCasino content studio. PENN’s portfolio is further bolstered by our industry-leading PENN PlayTM customer loyalty program, which offers our over 30 million members a unique set of rewards and experiences across business channels.
The majority of the real estate assets (i.e., land and buildings) used in our operations are subject to triple net master leases; the most significant of which are with Gaming and Leisure Properties, Inc. (Nasdaq: GLPI) (“GLPI”), a real estate investment trust (“REIT”), and include the AR PENN Master Lease, 2023 Master Lease, and Pinnacle Master Lease (as such terms are defined in “Liquidity and Capital Resources” and collectively referred to as the “Master Leases”).
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
On August 8, 2023, PENN entered into a Sportsbook Agreement (the “Sportsbook Agreement”) with ESPN, which provides for a long-term strategic relationship between PENN and ESPN relating to online sports betting in the United States. Pursuant to the Sportsbook Agreement, PENN rebranded its existing Barstool Sportsbook across all online platforms in the United States as ESPN BET (the “Sportsbook”) and oversees daily operations of the Sportsbook (see Note 11, “Commitments and Contingencies” in the notes to our unaudited Consolidated Financial Statements for additional information).
In connection with PENN’s decision to rebrand to ESPN BET as discussed above, PENN concurrently entered into a stock purchase agreement with David Portnoy (the “Barstool SPA”) pursuant to which PENN sold 100% of the outstanding shares of Barstool to David Portnoy in exchange for nominal cash consideration (one dollar) and certain non-compete and other restrictive covenants. Pursuant to the Barstool SPA, PENN has the right to receive 50% of the gross proceeds received by David Portnoy in any subsequent sale or other monetization event of Barstool. As a result of the Barstool SPA, we recognized a pre-tax loss on disposal of $923.2 million (inclusive of $714.8 million in goodwill and intangible assets write offs and a $70.0 million indemnification liability) incurred in the third quarter of 2023. See Note 5, “Acquisitions and Dispositions” and Note 14, “Fair Value Measurements” in the notes to our unaudited Consolidated Financial Statements.

On February 21, 2023, as described in “Liquidity and Capital Resources,” the Company and GLPI entered into an agreement to amend and restate the triple net master lease dated November 1, 2013 (the “AR PENN Master Lease”), effective January 1, 2023, to (i) remove the land and buildings for Hollywood Casino Aurora (“Aurora”), Hollywood Casino Joliet (“Joliet”), Hollywood Casino Columbus (“Columbus”), Hollywood Casino Toledo (“Toledo”), and the M Resort Spa Casino (“M Resort”), and (ii) make associated adjustments to the rent after which the initial rent in the AR PENN Master Lease was reset to $284.1 million, consisting of $208.2 million of building base rent, $43.0 million of land base rent and $32.9 million of percentage rent (as such terms are defined in the AR PENN Master Lease). The AR PENN Master Lease remains subject to annual rent escalators and a percentage rent reset every five years.
Concurrent with the execution of the AR PENN Master Lease, the Company and GLPI entered into a new master lease (the “2023 Master Lease”), effective January 1, 2023, specific to the properties associated with Aurora, Joliet, Columbus, Toledo, M Resort, Hollywood Casino at The Meadows (“Meadows”) and Hollywood Casino Perryville (“Perryville”) and a master development agreement (the “Master Development Agreement”). The 2023 Master Lease terminated the individual triple net leases associated with Meadows and Perryville. The 2023 Master Lease incurs a 1.5% fixed escalator on November 1 each year, and is also subject to a one-time increase of $1.4 million effective November 1, 2027. The 2023 Master Lease and AR PENN Master Lease are cross-defaulted, cross-collateralized, and coterminous, and subject to a parent guarantee.
The 2023 Master Lease includes a base rent (the “2023 Master Lease Base Rent”) equal to $232.2 million and the Master Development Agreement contains additional rent (together with the 2023 Master Lease Base Rent, the “2023 Master Lease Rent”) equal to (i) 7.75% of any project funding received by PENN from GLPI for an anticipated relocation of PENN’s riverboat casino and related developments with respect to Aurora (the “Aurora Project”) and (ii) a percentage, based on the then-current GLPI stock price, of any project funding received by PENN from GLPI for certain anticipated development projects with respect to Joliet, Columbus, and M Resort (the “Other Development Projects”). The Master Development Agreement provides that GLPI will fund up to $225 million for the Aurora Project and, upon PENN’s request, up to $350 million in the aggregate for the Other Development Projects, in accordance with certain terms and conditions set forth in the Master Development Agreement. These funding obligations of GLPI expire on January 1, 2026. The Aurora Project and the Other Development Projects have all commenced and are anticipated to open in late 2025 to early 2026.
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

The gaming, media, and entertainment industries are characterized by an increasingly high degree of competition among a large number of participants. We compete with a variety of gaming operations, including casinos and hotel casinos of varying quality and size and other gaming options such as state and province-sponsored internet lotteries, sweepstakes, charitable gaming, video gaming terminals at bars, restaurants, taverns and truck stops, illegal slot machines and skill games, fantasy sports and third-party internet or mobile-based gaming platforms, including both legal and illegal iCasino and sports betting operations. See the “Segment comparison of the three months ended March 31, 2024 and 2023” section below for discussions on our results of operations by reportable segment.
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
The vast majority of our revenues is gaming revenue, which is highly dependent upon the volume and spending levels of customers at our properties. Our gaming revenue is derived primarily from slot machines (which represented approximately 85% and 84% of our gaming revenue for the three months ended March 31, 2024 and 2023, respectively) and, to a lesser extent, table games, online sports betting, and iCasino. Aside from gaming revenue, our revenues are primarily derived from our hotel, dining, retail, commissions, program sales, admissions, concessions and certain other ancillary activities, and our racing operations.
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
Under normal operating conditions, our properties generate significant operating cash flow since most of our revenue is cash-based from slot machines, and table games. Our business is capital intensive, and we rely on cash flow from our properties to generate sufficient cash to satisfy our obligations under the Triple Net Leases (as defined in “Liquidity and Capital Resources”), repay debt, fund maintenance capital expenditures, repurchase our common stock, fund new capital projects at existing properties and provide excess cash for future development and acquisitions. Additional information regarding our capital projects is discussed in “Liquidity and Capital Resources” below.

Reportable Segments
We have aggregated our operating segments into five reportable segments. Retail operating segments are based on the similar characteristics within the regions in which they operate: Northeast, South, West, and Midwest. The Interactive segment includes all of our online sports betting, online casino/iCasino, and social gaming (collectively referred to as “online gaming”) operations, management of retail sports betting, media, and in the prior year, the operating results of Barstool subsequent to the Barstool Acquisition on February 17, 2023 and prior to the Barstool divestiture on August 8, 2023 (as defined and discussed in Note 5, “Acquisitions and Dispositions”). We view each of our gaming and racing properties as an operating segment with the exception of our two properties in Jackpot, Nevada, which we view as one operating segment. We consider our combined Video Gaming Terminal (“VGT”) operations, by state, to be separate operating segments. For a listing of our gaming properties and VGT operations included in each reportable segment, see Note 2, “Significant Accounting Policies” in the notes to our unaudited Consolidated Financial Statements.

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

	For the three months ended March 31,
	2024	2023
Revenues:
Northeast segment	$684.7	$700.5
South segment	298.5	314.8
West segment	128.8	129.7
Midwest segment	291.2	295.3
Interactive segment	207.7	233.5
Other (1)	6.0	5.8
Intersegment eliminations (2)	(10.0)	(6.3)
Total	$1,606.9	$1,673.3

Net income (loss)	$(114.9)	$514.4

Adjusted EBITDAR:
Northeast segment	$202.6	$212.9
South segment	113.5	123.6
West segment	45.9	49.1
Midwest segment	117.0	125.6
Interactive segment	(196.0)	(5.7)
Other (1)	(26.8)	(27.3)
Total (3)	256.2	478.2
Rent expense associated with triple net operating leases (4)	(154.8)	(146.0)
Adjusted EBITDA	$101.4	$332.2

Net income (loss) margin	(7.2)%	30.7%
Adjusted EBITDAR margin	15.9%	28.6%
Adjusted EBITDA margin	6.3%	19.9%
(1)The Other category consists of the Company’s stand-alone racing operations, namely Sanford-Orlando Kennel Club, Sam Houston and Valley Race Park, the Company’s joint venture interests in Freehold Raceway, and our management contract for Retama Park Racetrack. Expenses incurred for corporate and shared services activities that are directly attributable to a property or are otherwise incurred to support a property are allocated to each property. The Other category also includes corporate overhead costs, which consist of certain expenses, such as: payroll, professional fees, travel expenses, and other general and administrative expenses that do not directly relate or have not otherwise been allocated. Corporate overhead costs were $24.9 million and $26.3 million for the three months ended March 31, 2024 and 2023, respectively.
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
(4)Pertains to the following operating leases: (i) AR PENN Master Lease; (ii) 2023 Master Lease; (iii) Margaritaville Lease; and (iv) Greektown Lease.

Consolidated comparison of the three months ended March 31, 2024 and 2023
Revenues
The following table presents our consolidated revenues:

	For the three months ended March 31,		Change
(dollars in millions)	2024	2023	$	%
Revenues
Gaming	$1,258.3	$1,324.6	$(66.3)	(5.0)%
Food, beverage, hotel, and other	348.6	348.7	(0.1)	—%
Total revenues	$1,606.9	$1,673.3	$(66.4)	(4.0)%
Gaming revenues for the three months ended March 31, 2024 decreased by $66.3 million compared to the corresponding prior year period, primarily due to a decrease in slots and table games revenues within our South and Northeast segments and a decrease in online gaming revenue at our Interactive segment. In the current year quarter, severe weather affected weekends and holidays across all our regional property segments negatively impacting our operations. Additionally, retail gaming revenues decreased as new supply continues to impact visitation in certain retail property segments. The decrease in online gaming revenues within our Interactive segment was due to unfavorable sports betting hold rates and increased promotional expense related to ESPN BET.
Food, beverage, hotel, and other revenues for the three months ended March 31, 2024 remained flat compared to the corresponding prior year period. Increases in hotel and other revenue were offset by decreases in advertising and retail revenue.
See “Segment comparison of the three months ended March 31, 2024 and 2023” below for more detailed explanations of the fluctuations in revenues.
Operating expenses
The following table presents our consolidated operating expenses:

	For the three months ended March 31,		Change
(dollars in millions)	2024	2023	$	%
Operating expenses
Gaming	$879.5	$729.5	$150.0	20.6%
Food, beverage, hotel, and other	251.2	244.3	6.9	2.8%
General and administrative	388.9	392.9	(4.0)	(1.0)%
Depreciation and amortization	108.7	107.5	1.2	1.1%
Total operating expenses	$1,628.3	$1,474.2	$154.1	10.5%
Gaming expenses consist primarily of gaming taxes, payroll, marketing and promotional, and other expenses associated with our gaming operations. Gaming expenses for the three months ended March 31, 2024 increased $150.0 million compared to the corresponding prior year period, primarily due to increased marketing expense within our Interactive segment related to ESPN and higher labor and other gaming costs driven by increased ESPN BET volumes. Gaming expenses at our retail properties decreased due to the decrease in gaming revenues described above.
Food, beverage, hotel, and other expenses consist primarily of payroll expenses, costs of goods sold, and other costs associated with our food, beverage, hotel, retail, racing, and Interactive operations. Food, beverage, hotel, and other expenses for the three months ended March 31, 2024 increased $6.9 million, compared to the corresponding prior year period, primarily due to increases in gaming tax reimbursement amounts related to third-party online sports betting and/or iCasino partners for online sports betting and iCasino market access, partially offset by the inclusion of Barstool operating expenses in the prior year quarter subsequent to the Barstool Acquisition on February 17, 2023. Due to the August 2023 Barstool disposal, the current year quarter does not include any Barstool operating expenses.

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
For the three months ended March 31, 2024, general and administrative expenses decreased by $4.0 million, compared to the corresponding prior year period, primarily due to decreases in stock-based compensation, cash-settled stock-based awards, and legal settlements, partially offset by an increase in payroll expense and an increase in rent expense associated with triple net operating leases of $8.8 million, stemming, primarily, from annual escalators on our triple net operating leases.
Depreciation and amortization for the three months ended March 31, 2024 increased $1.2 million compared to the corresponding prior year period.
Other income (expenses)
The following table presents our consolidated other income (expenses):

	For the three months ended March 31,		Change
(dollars in millions)	2024	2023	$	%
Other income (expenses)
Interest expense, net	$(119.1)	$(113.0)	$(6.1)	5.4%
Interest income	$7.1	$10.4	$(3.3)	(31.7)%
Income from unconsolidated affiliates	$7.2	$2.6	$4.6	176.9%
Gain on Barstool Acquisition, net	$—	$83.4	$(83.4)	N/M
Gain on REIT transactions, net	$—	$500.8	$(500.8)	N/M
Other	$(1.3)	$(1.0)	$(0.3)	30.0%
Income tax benefit (expense)	$12.6	$(167.9)	$180.5	(107.5)%
N/M - Not meaningful
Interest expense, net increased by $6.1 million for the three months ended March 31, 2024, compared to the corresponding prior year period, primarily due to an increase in interest expense on our Senior Secured Credit Facilities related to an overall increase in interest rates.
Interest income decreased by $3.3 million for the three months ended March 31, 2024, compared to the corresponding prior year period, primarily due to a decrease in the amount invested in money market funds, which we use for short term investing.
Income from unconsolidated affiliates relates principally to our investment in Kansas Entertainment and Freehold Raceway joint ventures. The increase of $4.6 million for the three months ended March 31, 2024, compared to the corresponding prior year period, is due to the three months ended March 31, 2023 including a $5.1 million loss for Barstool prior to the Barstool Acquisition on February 17, 2023.
Gain on Barstool Acquisition, net for the three months ended March 31, 2023 relates to the gain on our acquisition of all the outstanding shares of Barstool common stock not already owned by us on February 17, 2023 as described in Note 5, “Acquisitions and Dispositions” in the notes to our unaudited Consolidated Financial Statements. The gain consisted of $66.5 million related to the remeasurement of our equity investment immediately prior to the acquisition date and $16.9 million related to the acquisition of the remaining 64% of Barstool common stock.
Gain on REIT transactions, net for the three months ended March 31, 2023 relates to the execution of both the AR PENN Master Lease and 2023 Master Lease on February 21, 2023, which resulted in the (i) derecognition of $1.6 billion of financing obligations and (ii) derecognition of $1.1 billion of Property and Equipment, net. In conjunction with entering into the 2023 Master Lease, the individual triple net leases associated with Meadows and Perryville were terminated which resulted in a $6.5 million loss from the derecognition of right-of-use assets and lease liabilities. See Note 8, “Leases” to our unaudited Consolidated Financial Statements for additional details on both of these transactions.

Other primarily relates to realized and unrealized gains and losses on equity securities, held by PENN Interactive, unrealized gains and losses related to certain Barstool shares (prior to the Barstool Acquisition on February 17, 2023) as well as miscellaneous income and expense items. Equity securities were provided to the Company in conjunction with entering into multi-year agreements with sports betting operators for online sports betting and iCasino market access across our portfolio. For the three months ended March 31, 2024, other income primarily consisted of an unrealized holding loss of $1.5 million, compared to an unrealized holding loss of $3.2 million for the three months ended March 31, 2023. The prior year quarter included a $3.1 million gain related to remeasurement and settlement of Barstool put/call options prior to the Barstool Acquisition.
Income tax benefit was $12.6 million for the three months ended March 31, 2024, compared to income tax expense of $167.9 million for the three months ended March 31, 2023. Our effective tax rate (income taxes as a percentage of income or loss from operations before income taxes) including discrete items was 14.8% for the three months ended March 31, 2024, as compared to 23.8% for the three months ended March 31, 2023. The effective tax rate for the three months ended March 31, 2024, was lower than the statutory federal tax rate of 21%, primarily due to non-deductible executive compensation, tax credit utilization, and the decrease in our valuation allowance. See Note 10, “Income Taxes” to our unaudited Consolidated Financial Statements for additional details.
Our effective income tax rate can vary each reporting period depending on, among other factors, the geographic and business mix of our earnings, changes to our valuation allowances, and the level of our tax credits. Certain of these and other factors, including our history and projections of pre-tax earnings, are considered in assessing our ability to realize our net deferred tax assets.

Segment comparison of the three months ended March 31, 2024 and 2023
Northeast Segment

	For the three months ended March 31,		Change
(dollars in millions)	2024	2023	$	%
Revenues
Gaming	$616.4	$629.3	$(12.9)	(2.0)%
Food, beverage, hotel, and other	68.3	71.2	(2.9)	(4.1)%
Total revenues	$684.7	$700.5	$(15.8)	(2.3)%

Adjusted EBITDAR	$202.6	$212.9	$(10.3)	(4.8)%
Adjusted EBITDAR margin	29.6%	30.4%		-80 bps
The Northeast segment’s revenues for the three months ended March 31, 2024 decreased $15.8 million, primarily due to severe weather events negatively impacting our operations and decreases in gaming revenues at several of our properties due to increased competition. Food and beverage revenues for the three months ended March 31, 2024 decreased as weather events resulted in a decline in visitation compared to the prior year period.
For the three months ended March 31, 2024, the Northeast segment’s Adjusted EBITDAR decreased $10.3 million, primarily due to decreased gaming and non-gaming revenues. Adjusted EBITDAR margin decreased to 29.6% primarily due to higher labor costs.
South Segment

	For the three months ended March 31,		Change
(dollars in millions)	2024	2023	$	%
Revenues
Gaming	$233.8	$252.1	$(18.3)	(7.3)%
Food, beverage, hotel, and other	64.7	62.7	2.0	3.2%
Total revenues	$298.5	$314.8	$(16.3)	(5.2)%

Adjusted EBITDAR	$113.5	$123.6	$(10.1)	(8.2)%
Adjusted EBITDAR margin	38.0%	39.3%		-130 bps
The South segment’s revenues for the three months ended March 31, 2024 decreased by $16.3 million, compared to the prior year period, primarily due to a decrease in gaming revenues as severe weather events negatively impacted our operations and increased competition negatively impacted visitation at several of our properties.
For the three months ended March 31, 2024, the South segment’s Adjusted EBITDAR decreased $10.1 million, and Adjusted EBITDAR margin decreased to 38.0%, primarily due to the decrease in revenues as described above.

West Segment

	For the three months ended March 31,		Change
(dollars in millions)	2024	2023	$	%
Revenues
Gaming	$91.6	$94.4	$(2.8)	(3.0)%
Food, beverage, hotel, and other	37.2	35.3	1.9	5.4%
Total revenues	$128.8	$129.7	$(0.9)	(0.7)%

Adjusted EBITDAR	$45.9	$49.1	$(3.2)	(6.5)%
Adjusted EBITDAR margin	35.6%	37.9%		-230 bps
The West segment’s revenues for the three months ended March 31, 2024 decreased by $0.9 million, compared to the prior year period, primarily due to a decrease in gaming revenues as isolated weather events negatively impacted visitation, partially offset by an increase in hotel and food and beverage revenues.
For the three months ended March 31, 2024, the West segment’s Adjusted EBITDAR decreased $3.2 million and Adjusted EBITDAR margin decreased to 35.6%, primarily due to the decrease in gaming revenues discussed above and higher labor costs.
Midwest Segment

	For the three months ended March 31,		Change
(dollars in millions)	2024	2023	$	%

Gaming	$260.5	$265.9	$(5.4)	(2.0)%
Food, beverage, hotel, and other	30.7	29.4	1.3	4.4%
Total revenues	$291.2	$295.3	$(4.1)	(1.4)%

Adjusted EBITDAR	$117.0	$125.6	$(8.6)	(6.8)%
Adjusted EBITDAR margin	40.2%	42.5%		-230 bps
The Midwest segment’s revenues for the three months ended March 31, 2024 decreased by $4.1 million, compared to the prior year period, where severe weather events negatively impacted visitation at our Midwest segment properties.
For the three months ended March 31, 2024, the Midwest segment’s Adjusted EBITDAR decreased $8.6 million and Adjusted EBITDAR margin decreased to 40.2%, primarily due to the decrease in gaming revenues discussed above, higher labor costs, and an increase in general and administrative costs.

Interactive Segment

	For the three months ended March 31,		Change
(dollars in millions)	2024	2023	$	%
Revenues
Gaming	$56.0	$82.9	$(26.9)	(32.4)%
Food, beverage, hotel, and other	151.7	150.6	1.1	0.7%
Total revenues	$207.7	$233.5	$(25.8)	(11.0)%

Adjusted EBITDAR	$(196.0)	$(5.7)	$(190.3)	N/M
Adjusted EBITDAR margin	(94.4)%	(2.4)%		N/M
The Interactive segment’s revenues for the three months ended March 31, 2024 decreased by $25.8 million, compared to the prior year period, primarily due to a decrease in online gaming revenue, driven by increased promotional expense related to customer acquisitions for ESPN BET and lower sportsbook hold rates. Food, beverage, hotel, and other revenues are inclusive of a tax gross-up of $116.6 million for the three months ended March 31, 2024, compared to $92.3 million for the three months ended March 31, 2023. Additionally, in the prior year quarter food, beverage, hotel, and other revenues included $28.2 million of Barstool revenues subsequent to the Barstool Acquisition on February 17, 2023. Due to the August 2023 Barstool disposal, the current year quarter does not include any Barstool operating results.
For the three months ended March 31, 2024, the Interactive segment’s Adjusted EBITDAR and Adjusted EBITDAR margin decreased primarily due to the decrease in gaming revenues as discussed above as well as an increase in marketing expense due to the continued promotion of ESPN BET.
Other

	For the three months ended March 31,		Change
(dollars in millions)	2024	2023	$	%
Revenues
Food, beverage, and other	$6.0	$5.8	$0.2	3.4%
Total revenues	$6.0	$5.8	$0.2	3.4%

Adjusted EBITDAR	$(26.8)	$(27.3)	$0.5	1.8%
Other consists of the Company’s stand-alone racing operations, as well as corporate overhead costs, which primarily includes certain expenses such as payroll, professional fees, travel expenses, and other general and administrative expenses that do not directly relate to or have not otherwise been allocated. Revenues for the three months ended March 31, 2024 have increased compared to the prior year period, primarily due to fluctuations in racing revenues. Corporate overhead costs were $24.9 million and $26.3 million for the three months ended March 31, 2024 and 2023, respectively.
Changes in Adjusted EBITDAR for the three months ended March 31, 2024 primarily relate to a decrease in general and administrative costs, slightly offset by higher labor costs.

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
We define Adjusted EBITDA as earnings before interest expense, net; interest income; income taxes; depreciation and amortization; stock-based compensation; debt extinguishment charges; impairment losses; insurance recoveries, net of deductible charges; changes in the estimated fair value of our contingent purchase price obligations; gain or loss on disposal of assets; the difference between budget and actual expense for cash-settled stock-based awards; pre-opening expenses; loss on disposal of business; non-cash gains/losses associated with REIT transactions as described in Note 8, “Leases” to our unaudited Consolidated Financial Statements; non-cash gains/losses associated with partial and step acquisitions as measured in accordance with ASC Topic 805, “Business Combinations”; and other. Adjusted EBITDA is inclusive of income or loss from unconsolidated affiliates, with our share of non-operating items (such as interest expense, net; income taxes; depreciation and amortization; and stock-based compensation expense) added back for Barstool Sports, Inc. (prior to our acquisition of the remaining 64% of Barstool common stock on February 17, 2023) and our Kansas Entertainment, LLC joint venture. Adjusted EBITDA is inclusive of rent expense associated with our triple net operating leases with our REIT landlords. Although Adjusted EBITDA includes rent expense associated with our triple net operating leases, we believe Adjusted EBITDA is useful as a supplemental measure in evaluating the performance of our consolidated results of operations. We define Adjusted EBITDA margin as Adjusted EBITDA divided by consolidated revenues.
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

	For the three months ended March 31,
(dollars in millions)	2024	2023
Net income (loss)	$(114.9)	$514.4
Income tax (benefit) expense	(12.6)	167.9
Interest expense, net	119.1	113.0
Interest income	(7.1)	(10.4)
Income from unconsolidated affiliates	(7.2)	(2.6)
Gain on Barstool Acquisition, net	—	(83.4)
Gain on REIT transactions, net	—	(500.8)
Other	1.3	1.0
Operating income (loss)	(21.4)	199.1
Stock-based compensation (1)	11.9	16.5
Cash-settled stock-based award variance (1)(2)	(8.0)	(2.9)
Gain on disposal of assets (1)	(0.2)	—
Contingent purchase price (1)	—	0.3
Depreciation and amortization	108.7	107.5
Income from unconsolidated affiliates	7.2	2.6
Non-operating items of equity method investments (3)	1.1	4.5
Other expenses (1)(4)	2.1	4.6
Adjusted EBITDA	101.4	332.2
Rent expense associated with triple net operating leases (1)	154.8	146.0
Adjusted EBITDAR	$256.2	$478.2

Net income (loss) margin	(7.2)%	30.7%
Adjusted EBITDA margin	6.3%	19.9%
Adjusted EBITDAR margin	15.9%	28.6%
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
(3)    Consists principally of interest expense, net, income taxes, depreciation and amortization, and stock-based compensation expense associated with Barstool prior to us acquiring the remaining 64% of Barstool common stock (see Note 5, “Acquisitions and Dispositions” in the notes to our unaudited Consolidated Financial Statements), and our Kansas Entertainment joint venture.
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

	For the three months ended March 31,		Change
(dollars in millions)	2024	2023	$	%
Net cash provided by (used in) operating activities	$(68.7)	$147.7	$(216.4)	N/M
Net cash used in investing activities	$(47.3)	$(378.2)	$330.9	(87.5)%
Net cash used in financing activities	$(50.1)	$(83.0)	$32.9	(39.6)%
Operating Cash Flow
Trends in our operating cash flows tend to follow trends in operating income, excluding non-cash charges, but can be affected by changes in working capital, the timing of significant interest payments, tax payments or refunds, and distributions from unconsolidated affiliates. Net cash provided by (used in) operating activities decreased by $216.4 million for the three months ended March 31, 2024, primarily due to a decrease in earnings and a negative impact in changes in working capital related to the timing of advanced deposits.
Investing Cash Flow
Cash used in investing activities for the three months ended March 31, 2024, of $47.3 million, primarily relates to capital expenditures of $41.4 million. For the three months ended March 31, 2023, cash used in investing activities of $378.2 million was primarily related to consideration paid for the Barstool Acquisition, net of cash acquired, of $314.6 million and capital expenditures of $63.2 million.
Capital Expenditures
Capital expenditures are accounted for as either project capital (new facilities or expansions) or maintenance (replacement) which is inclusive of projects such as our retail sportsbooks, our cashless, cardless and contactless technology and hotel renovations. Cash provided by operating activities, as well as cash available under our Amended Revolving Credit Facility, was available to fund our capital expenditures for the three months ended March 31, 2024 and 2023, as applicable.
Capital expenditures for the three months ended March 31, 2024 and 2023, were $41.4 million and $63.2 million, respectively. For the year ending December 31, 2024, our anticipated capital expenditures, inclusive of insurance proceeds, are approximately $225.0 million, which include capital expenditures of $22.8 million, incurred for the three months ended March 31, 2024 and capital expenditures required under our Triple Net Leases, which require us to spend a specified percentage of total revenues. Additionally for the year ending December 31, 2024, we anticipate capital project expenditures of $275.6 million in connection with the Aurora Project and Other Development Projects as a result of our Master Development Agreement with GLPI (as described in Note 8, “Leases” in the notes to our unaudited Consolidated Financial Statements), which include capital expenditures of $18.6 million for the three months ended March 31, 2024. The Master Development Agreement provides that GLPI will fund up to $225.0 million for the Aurora Project and, upon PENN’s request, up to $350.0 million in the aggregate for the Other Development Projects, in accordance with certain terms and conditions set forth in the Master Development Agreement.
Financing Cash Flow
For the three months ended March 31, 2024, net cash used in financing activities totaled $50.1 million, primarily related to principal payments of $22.2 million on our finance leases and finance obligations, $12.2 million in payments on insurance financing, as well as $9.4 million in principal payments on long-term debt.
For the three months ended March 31, 2023, net cash used in financing activities totaled $83.0 million, primarily related to repurchases of our common stock of $50.0 million.

As of March 31, 2024, we had $2.8 billion in aggregate principal amount of indebtedness, including $1.5 billion outstanding under our Amended Credit Facilities (as defined in Note 7, “Long-term Debt” in the notes to our unaudited Consolidated Financial Statements), $400.0 million outstanding under our 5.625% Notes due 2027 (the “5.625% Notes”), $400.0 million outstanding under our 4.125% Notes due 2029 (the “4.125% Notes”), $330.5 million outstanding under our 2.75% Convertible Notes due 2026, and $183.4 million outstanding in other long-term obligations. No amounts were drawn on our Amended Revolving Credit Facility (as defined in Note 7, “Long-term Debt” in the notes to our unaudited Consolidated Financial Statements). We have no debt maturing prior to 2026. As of March 31, 2024 we had conditional obligations under letters of credit issued pursuant to the Amended Credit Facilities with face amounts aggregating to $20.7 million resulting in $979.3 million available borrowing capacity under our Amended Revolving Credit Facility.
Covenants
Our Amended Credit Facilities, 5.625% Notes, and 4.125% Notes require us, among other obligations, to maintain specified financial ratios and to satisfy certain financial tests. In addition, our Amended Credit Facilities, 5.625% Notes, and 4.125% Notes, restrict, among other things, our ability to incur additional indebtedness, incur guarantee obligations, amend debt instruments, pay dividends, create liens on assets, make investments, engage in mergers or consolidations, and otherwise restrict corporate activities. Our debt agreements also contain customary events of default, including cross-default provisions that require us to meet certain requirements under the AR PENN Master Lease, the 2023 Master Lease, and the Pinnacle Master Lease (all of which are defined below), each with GLPI. If we are unable to meet our financial covenants or in the event of a cross-default, it could trigger an acceleration of payment terms.
On February 15, 2024 (the “Amendment Effective Date”), PENN entered into a First Amendment (the “Amendment Agreement”) with its various lenders amending its Amended Credit Facilities (as amended, amended and restated, supplemented, or otherwise modified from time to time prior to the Amendment Effective Date, the “Existing Credit Agreement”). The Amendment Agreement amends the Existing Credit Agreement to provide that, during the period beginning on the Amendment Effective Date and ending on the earlier of (i) the date that is two business days after the date on which the Company delivers a covenant relief period termination notice to the administrative agent and (ii) the date on which the administrative agent receives a compliance certificate for the quarter ending December 31, 2024 (the “Covenant Relief Period”), the Company will make an adjustment to exclude specified amounts of Interactive segment Adjusted EBITDAR (as defined in Note 15, “Segment Information” in the notes to our unaudited Consolidated Financial Statements) in its calculations to comply with the maximum total net leverage ratio or minimum interest coverage ratio (as such terms are defined in the Second Amended and Restated Credit Agreement). We will continue to be required to maintain specified financial ratios and to satisfy certain financial tests when our Covenant Relief Period terminates after December 31, 2024.
As of March 31, 2024, the Company was in compliance with all required financial covenants. The Company believes that it will remain in compliance with all of its required financial covenants for at least the next twelve months following the date of filing this Quarterly Report on Form 10-Q with the SEC.
See Note 7, “Long-term Debt” in the notes to our unaudited Consolidated Financial Statements for additional information of the Company’s debt and other long-term obligations.
Share Repurchase Authorization
On December 6, 2022, the Board of Directors approved a share repurchase authorization for $750.0 million (the “December 2022 Authorization”). The December 2022 Authorization expires on December 31, 2025.
The Company utilized the capacity under the previous February 2022 authorization prior to effecting any repurchases under the December 2022 Authorization. Repurchases by the Company are subject to available liquidity, general market and economic conditions, alternate uses for the capital and other factors. Share repurchases may be made from time to time through a Rule 10b5-1 trading plan, open market transactions, block trades or in private transactions in accordance with applicable securities laws and regulations and other legal requirements. There is no minimum number of shares that the Company is required to repurchase and the repurchase authorization may be suspended or discontinued at any time without prior notice.
No shares of the Company’s common stock were repurchased during the three months ended March 31, 2024. During the three months ended March 31, 2023, the Company repurchased 1,646,963 shares of its common stock in open market transactions for $50.0 million, at an average price of $30.36 per share under the previous $750.0 million February 2022 authorization.

The cost of all repurchased shares is recorded as “Treasury stock” within our unaudited Consolidated Balance Sheets.
No shares of the Company’s common stock were repurchased subsequent to the quarter ended March 31, 2024. As of May 1, 2024, the remaining availability under our December 2022 Authorization was $749.5 million.
Other Factors Affecting Liquidity
ESPN Bet Sportsbook Agreement
On August 8, 2023, PENN entered into the Sportsbook Agreement with ESPN which provides for a long-term strategic relationship between PENN and ESPN relating to online sports betting in the United States. In November 2023, the existing Barstool Sportsbook was rebranded and launched across all online platforms in the United States as ESPN BET, and our online product includes a Hollywood-branded integrated iCasino where permitted. The Sportsbook Agreement has an initial 10-year term and may be extended for an additional ten years upon mutual agreement of PENN and ESPN. In consideration for the media marketing services and brand and other rights provided by ESPN, PENN will pay $150.0 million per year in cash pursuant to the Sportsbook Agreement for the initial 10-year term and issue warrants pursuant to the Investment Agreement (see Note 11, “Commitments and Contingencies” in the notes to our unaudited Consolidated Financial Statements for additional information).
Triple Net Leases
The majority of the real estate assets (i.e., land and buildings) used in our operations are subject to triple net master leases; the most significant of which are the AR PENN Master Lease, 2023 Master Lease, and Pinnacle Master Lease (as such terms are defined in Note 8, “Leases” in the notes to our unaudited Consolidated Financial Statements, and collectively referred to as the “Master Leases”), with GLPI. We refer to the Master Leases, the Margaritaville Lease, the Greektown Lease, and the Morgantown Lease, collectively, as our “Triple Net Leases”. The Company’s Triple Net Leases are accounted for as either operating leases, finance leases, or financing obligations.
On February 21, 2023, as described in Note 8, “Leases” in the notes to our unaudited Consolidated Financial Statements, the Company and GLPI entered into the AR PENN Master Lease, effective January 1, 2023, to (i) remove the land and buildings for Aurora, Joliet, Columbus, Toledo and the M Resort, and (ii) make associated adjustments to the rent after which the initial rent in the AR PENN Master Lease was reset to $284.1 million, consisting of $208.2 million of building base rent, $43.0 million of land base rent and $32.9 million of percentage rent (as such terms are defined in the AR PENN Master Lease). The AR PENN Master Lease remains subject to annual rent escalators and a percentage rent reset every five years.
Concurrent with the execution of the AR PENN Master Lease, the Company and GLPI entered into the 2023 Master Lease, effective January 1, 2023, specific to the properties associated with Aurora, Joliet, Columbus, Toledo, M Resort, Meadows, and Perryville and the Master Development Agreement. The 2023 Master Lease terminated the individual triple net leases associated with Meadows and Perryville. The 2023 Master Lease incurs a 1.5% fixed escalator on November 1 each year, and is also subject to a one-time increase of $1.4 million effective November 1, 2027. The 2023 Master Lease and AR PENN Master Lease are cross-defaulted, cross-collateralized, and coterminous, and subject to a parent guarantee.
The 2023 Master Lease includes the 2023 Master Lease Base Rent equal to $232.2 million and the Master Development Agreement contains additional rent (together with the 2023 Master Lease Base Rent, the “2023 Master Lease Rent”) equal to (i) 7.75% of any project funding received by PENN from GLPI for the Aurora Project and (ii) a percentage, based on the then-current GLPI stock price, of any project funding received by PENN from GLPI for the Other Development Projects. The Master Development Agreement provides that GLPI will fund up to $225 million for the Aurora Project and, upon PENN’s request, up to $350 million in the aggregate for the Other Development Projects, in accordance with certain terms and conditions set forth in the Master Development Agreement. These funding obligations of GLPI expire on January 1, 2026. The Aurora Project and the Other Development Projects have all commenced and are anticipated to open in late 2025 to early 2026.
Under our Triple Net Leases, in addition to lease payments for the real estate assets, we are required to pay the following, among other things: (i) all facility maintenance; (ii) all insurance required in connection with the leased properties and the business conducted on the leased properties; (iii) taxes levied on or with respect to the leased properties (other than taxes on the income of the lessor); (iv) all tenant capital improvements; and (v) all utilities and other services necessary or appropriate for the leased properties and the business conducted on the leased properties. Additionally, our Triple Net Leases are subject to annual escalators and periodic percentage rent resets, as applicable. See Note 8, “Leases” in the notes to our unaudited Consolidated Financial Statements for further discussion and disclosure related to the Company’s leases.

Payments to our REIT Landlords under Triple Net Leases
Total payments made to our REIT Landlords, GLPI and VICI, were as follows:

	For the three months ended March 31,
(in millions)	2024	2023
AR PENN Master Lease	$71.0	$71.1
2023 Master Lease	58.9	58.0
Pinnacle Master Lease	85.2	84.1
Margaritaville Lease	6.7	6.4
Greektown Lease	13.2	12.8
Morgantown Lease	0.8	0.8
Total	$235.8	$233.2
Outlook
Based on our current level of operations, we believe that cash generated from operations and cash on hand, together with amounts available under our Amended Credit Facilities, will be adequate to meet our anticipated obligations under our Triple Net Leases, debt service requirements, capital expenditures and working capital needs for the foreseeable future. However, our ability to generate sufficient cash flow from operations will depend on a range of economic, competitive, and business factors, many of which are outside our control. We cannot be certain: (i) of the impact of global supply chain disruptions, price inflation, rising interest rates on the U.S. economy, slowing economic growth, and geopolitical uncertainty; (ii) that our anticipated earnings projections will be realized; (iii) that we will achieve the expected synergies from our acquisitions; (iv) that we will achieve the anticipated financial returns from our Sportsbook Agreement with ESPN; (v) that future borrowings will be available under our Amended Credit Facilities or otherwise will be available in the credit markets to enable us to service our indebtedness or to make anticipated capital expenditures. We caution that the performance and trends seen across our portfolio may not continue. In addition, while we anticipated that a significant amount of our future growth would come through the pursuit of opportunities within other distribution channels, such as media, retail and online sports betting, iCasino, and social gaming; from acquisitions of gaming properties at reasonable valuations; greenfield projects; development projects; and jurisdictional expansions and property expansion in under-penetrated markets; there can be no assurance that this will be the case. If we consummate significant acquisitions in the future or undertake any significant property expansions, our cash requirements may increase significantly and we may need to make additional borrowings or complete equity or debt financings to meet these requirements. See Part I, Item 1A. “Risk Factors” of the Company’s Form 10-K for the year ended December 31, 2023 for a discussion of additional risks related to the Company’s capital structure.
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
CRITICAL ACCOUNTING ESTIMATES
A complete discussion of our critical accounting estimates is included in our Form 10-K for the year ended December 31, 2023. There have been no significant changes in our critical accounting estimates during the three months ended March 31, 2024.
RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
For information with respect to new accounting pronouncements and the impact of these pronouncements on our unaudited Consolidated Financial Statements, see Note 3, “New Accounting Pronouncements” in the notes to our unaudited Consolidated Financial Statements.

IMPORTANT FACTORS REGARDING FORWARD-LOOKING STATEMENTS
This Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements can be identified by the use of forward-looking terminology such as “expects,” “believes,” “estimates,” “projects,” “intends,” “plans,” “goal,” “seeks,” “may,” “will,” “should,” or “anticipates” or the negative or other variations of these or similar words, or by discussions of future events, strategies or risks and uncertainties. Specifically, forward-looking statements include, but are not limited to, statements regarding: the Company’s expectations of future results of operations and financial condition, the assumptions provided regarding the guidance, including the scale and timing of the Company’s product and technology investments; the Company’s expectations regarding results and customer growth, and the impact of competition, in retail/mobile/online sportsbooks, iCasino, social gaming, and retail operations; the Company’s development and launch of its Interactive segment’s products in new jurisdictions and enhancements to existing Interactive segment products, including the content for the ESPN BET and theScore BET Sportsbook and Casino apps and the further development of ESPN BET and theScore BET on our proprietary player account management system and risk and trading platforms; the benefits of the Sportsbook Agreement between the Company and ESPN; the Company’s expectations regarding its Sportsbook Agreement with ESPN and the future success of ESPN BET; the Company’s expectations with respect to the integration and synergies related to the Company’s integration of theScore and the continued growth and monetization of the Company’s media business; the Company’s expectations that its portfolio of assets provides a benefit of geographically-diversified cash flows from operations; the Company’s expectations with respect to the ongoing introduction and the potential benefits of the cashless, cardless and contactless (3C’s) technology; the Company’s plan to expand gaming operations through the implementation and execution of a disciplined capital expenditure program at our existing properties, the pursuit of strategic acquisitions and investments, and the development of new gaming properties, including the anticipated opening in 2026 of development projects at Hollywood Casinos Aurora, Joliet, Columbus, and the M Resort Spa Casino; improvements, expansions, or relocations of our existing properties; entrance into new jurisdictions; expansion of gaming in existing jurisdictions; strategic investments and acquisitions; cross-sell opportunities between our retail gaming, online sports betting, and iCasino businesses; our ability to obtain financing for our development projects on attractive terms; the timing, cost and expected impact of planned capital expenditures on the Company’s results of operations; our expectation that the Company will remain in compliance with all of its required financial covenants for at least the next twelve months following the date of filing this Quarterly Report on Form 10-Q with the SEC; our expectation that, based on our current level of operations, cash generated from operations and cash on hand, together with amounts available under our Amended Credit Facilities, will be adequate to meet our anticipated obligations under our Triple Net Leases, debt service requirements, capital expenditures and working capital needs for the foreseeable future; the actions of regulatory, legislative, executive or judicial decisions at the federal, state, provincial or local level with regard to our business and the impact of any such actions; the anticipated impact of accounting pronouncements; and the Company’s expected payment of $30.5 million in settlement costs in the second quarter of 2024 relating to Barstool SPA indemnification obligations.
Such statements are all subject to risks, uncertainties and changes in circumstances that could significantly affect the Company’s future financial results and business. Accordingly, the Company cautions that the forward-looking statements contained herein are qualified by important factors that could cause actual results to differ materially from those reflected by such statements. Such factors include: the effects of economic and market conditions in the markets in which the Company operates or otherwise, including the impact of global supply chain disruptions, price inflation, rising interest rates, slowing economic growth, and geopolitical uncertainty; competition with other entertainment, sports content, and casino gaming experiences; the timing, cost and expected impact of product and technology investments; risks relating to operations, permits, licenses, financings, approvals and other contingencies in connection with growth in new or existing jurisdictions; the Company may not be able to achieve the anticipated financial returns from the Sportsbook Agreement with ESPN, including due to fees, costs, taxes or circumstances beyond the Company’s or ESPN’s control; the Company may not achieve expected synergies from acquisitions; future borrowings may not be available under our Amended Credit Facilities and capital may not be otherwise available to enable us to service our indebtedness, make anticipated capital expenditures or pay off or refinance our indebtedness prior to maturity; the impact of indemnification obligations under the Barstool SPA; the occurrence of any event, change or other circumstances that could give rise to the right of one or both of the Company and ESPN to terminate the Sportsbook Agreement between the companies; the ability of the Company and ESPN to agree to extend the initial 10-year term of the Sportsbook Agreement on mutually satisfactory terms, if at all, and the costs and obligations of such terms if agreed; the outcome of any legal proceedings that may be instituted against the Company, ESPN or their respective directors, officers or employees; the ability of the Company or ESPN to retain and hire key personnel; the impact of new or changes in current laws, regulations, rules or other industry standards; and additional risks and uncertainties described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, subsequent Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, each as filed with the U.S. Securities and Exchange Commission. The Company does not intend to update publicly any forward-looking statements except as required by law. Considering these risks, uncertainties and assumptions, the forward-looking events discussed in this Form 10-Q may not occur.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
We are exposed to market risk from adverse changes in interest rates with respect to the short-term floating interest rates on borrowings under our Amended Credit Facilities. As of March 31, 2024, the Company’s Amended Credit Facilities had a gross outstanding balance of $1.5 billion, consisting of a $501.9 million Amended Term Loan A Facility and a $982.5 million Amended Term Loan B Facility. As of March 31, 2024, we have $979.3 million of available borrowing capacity under our Amended Revolving Credit Facility.
The table below provides information as of March 31, 2024 about our long-term debt obligations that are sensitive to changes in interest rates, including the notional amounts maturing during the twelve-month period presented and the related weighted-average interest rates by maturity dates.

(dollars in millions)	4/1/24 - 3/31/25	4/1/25 - 3/31/26	4/1/26 - 3/31/27	4/1/27 - 3/31/28	4/1/28 - 3/31/29	Thereafter	Total	Fair Value
Fixed rate	$—	$—	$400.0	$—	$—	$—	$400.0	$385.5
Average interest rate			5.625%
Fixed rate	$—	$—	$—	$—	$—	$400.0	$400.0	$342.0
Average interest rate						4.125%
Fixed rate	$—	$—	$330.5	$—	$—	$—	$330.5	$358.6
Average interest rate			2.750%
Variable rate	$37.5	$37.5	$37.5	$429.4	$10.0	$932.5	$1,484.4	$1,476.8
Average interest rate (1)	6.036%	6.045%	6.055%	5.971%	6.376%	6.393%
(1)Estimated rate, reflective of forward SOFR as of March 31, 2024 plus the spread over SOFR applicable to variable-rate borrowing.
Foreign Currency Exchange Rate Risk
We are exposed to currency translation risk because the results of our international entities are reported in local currency, which we then translate to U.S. dollars for inclusion in our unaudited Consolidated Financial Statements. As a result, changes between the foreign exchange rates, in particular the Canadian dollar compared to the U.S. dollar, affect the amounts we record for our foreign assets, liabilities, revenues and expenses, and could have a negative effect on our financial results. The results of theScore are reported in Canadian dollars, which we then translate to U.S. dollars for inclusion in our unaudited Consolidated Financial Statements. We do not currently enter into hedging arrangements to minimize the impact of foreign currency fluctuations on our operations. For the three months ended March 31, 2024, we incurred an unrealized foreign currency translation adjustment loss of $36.0 million compared to an unrealized foreign currency translation adjustment gain of $8.2 million for the three months ended March 31, 2023, as reported in “Foreign currency translation adjustment during the period” within our unaudited Consolidated Statements of Comprehensive Income (Loss).
ITEM 4.CONTROLS AND PROCEDURES
The Company’s management, under the supervision and with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of March 31, 2024. Based on this evaluation, our principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2024 to ensure that information required to be disclosed by the Company in reports we file or submit under the Exchange Act is (i) recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the United States Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to the Company’s management, including the Company’s principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.
During the quarter ended March 31, 2024, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.    OTHER INFORMATION
ITEM 1.    LEGAL PROCEEDINGS
We are a party to a number of other pending legal proceedings. Management does not expect that the outcome of such proceedings, either individually or in the aggregate, will have a material effect on our financial position, results of operations or cash flows.
ITEM 1A.RISK FACTORS
We refer you to our 2023 Annual Report on Form 10-K for a discussion of the risk factors that affect our business and financial results. There have been no material changes to those risk factors.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
On December 6, 2022, our Board of Directors authorized a repurchase of up to $750.0 million of our common stock from time to time on the open market or in privately negotiated transactions, which expires on December 31, 2025 (the “December 2022 Authorization”). Stock repurchases, if any, will be funded using our available liquidity. The timing and amount of stock repurchases are dependent on a variety of factors, including but not limited to, market conditions and corporate and regulatory considerations.
We did not repurchase any shares of our common stock during the three months ended March 31, 2024. As of March 31, 2024, the remaining availability under our December 2022 Authorization was $749.5 million.
ITEM 5. OTHER INFORMATION
Rule 10b5-1 Trading Plans
During the three months ended March 31, 2024, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of the Company’s securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

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

PENN Entertainment, Inc.
Dated:	May 2, 2024	By:	/s/ Felicia R. Hendrix
Felicia R. Hendrix
Executive Vice President and Chief Financial Officer
(Principal Accounting Officer)