Form 10-Q
period 2024-06-30
PENN Entertainment, Inc.
filed 2024-08-08
CIK 921738

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
As of August 1, 2024, the number of shares of the registrant’s common stock outstanding was 152,595,704 (including 468,943 shares of a subsidiary of registrant which are exchangeable into registrant’s common stock).

PENN ENTERTAINMENT, INC. AND SUBSIDIARIES

PART I.    FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS

PENN ENTERTAINMENT, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(in millions, except share and per share data)	June 30, 2024	December 31, 2023
Assets
Current assets
Cash and cash equivalents	$877.6	$1,071.8
Accounts receivable, net	251.9	319.0
Prepaid expenses	158.3	225.6
Other current assets	45.0	42.6
Total current assets	1,332.8	1,659.0
Property and equipment, net	3,498.1	3,514.0
Investment in and advances to unconsolidated affiliates	86.5	84.9
Goodwill	2,648.2	2,695.1
Other intangible assets, net	1,606.1	1,618.2
Operating lease right-of-use assets	4,110.7	4,264.7
Finance lease right-of-use assets	2,059.6	2,041.0
Other assets	196.0	187.3
Total assets	$15,538.0	$16,064.2

Liabilities
Current liabilities
Accounts payable	$46.1	$36.6
Current maturities of long-term debt	38.2	47.6
Current portion of financing obligations	42.4	41.3
Current portion of operating lease liabilities	311.6	302.3
Current portion of finance lease liabilities	51.8	40.3
Accrued expenses and other current liabilities	809.5	1,021.9
Total current liabilities	1,299.6	1,490.0
Long-term debt, net of current maturities, debt discount and debt issuance costs	2,722.2	2,718.0
Long-term portion of financing obligations	2,364.9	2,386.1
Long-term portion of operating lease liabilities	3,791.3	3,944.1
Long-term portion of finance lease liabilities	2,089.2	2,062.5
Deferred income taxes	74.2	117.6
Other long-term liabilities	143.7	146.3
Total liabilities	12,485.1	12,864.6
Commitments and contingencies (Note 11)
Stockholders’ equity
Series B Preferred stock ($0.01 par value, 1,000,000 shares authorized, no shares issued and outstanding)	—	—
Series C Preferred stock ($0.01 par value, 18,500 shares authorized, no shares issued and outstanding)	—	—
Series D Preferred stock ($0.01 par value, 5,000 shares authorized, no shares issued and outstanding)	—	—
Common stock ($0.01 par value, 400,000,000 shares authorized, 177,283,486 and 176,719,596 shares issued, and 152,116,584 and 151,552,694 shares outstanding)	1.8	1.8
Exchangeable shares ($0.01 par value, 768,441 shares authorized, 768,441 and 700,393 shares issued, 469,878 and 560,267 shares outstanding)	—	—
Treasury stock, at cost (25,166,902 shares repurchased as of both periods)	(779.5)	(779.5)
Additional paid-in capital	4,487.4	4,436.6
Accumulated deficit	(477.0)	(335.5)
Accumulated other comprehensive loss	(176.8)	(121.3)
Total PENN Entertainment, Inc. stockholders’ equity	3,055.9	3,202.1
Non-controlling interest	(3.0)	(2.5)
Total stockholders’ equity	3,052.9	3,199.6
Total liabilities and stockholders’ equity	$15,538.0	$16,064.2
See accompanying notes to the unaudited Consolidated Financial Statements.

PENN ENTERTAINMENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the three months ended June 30,		For the six months ended June 30,
(in millions, except per share data)	2024	2023	2024	2023
Revenues
Gaming	$1,332.3	$1,292.8	$2,590.6	$2,617.4
Food, beverage, hotel, and other	330.7	382.0	679.3	730.7
Total revenues	1,663.0	1,674.8	3,269.9	3,348.1
Operating expenses
Gaming	871.1	710.6	1,750.6	1,440.1
Food, beverage, hotel, and other	219.6	267.8	470.8	512.1
General and administrative	388.7	380.3	777.6	773.2
Depreciation and amortization	109.1	110.6	217.8	218.1
Total operating expenses	1,588.5	1,469.3	3,216.8	2,943.5
Operating income	74.5	205.5	53.1	404.6
Other income (expenses)
Interest expense, net	(119.4)	(115.6)	(238.5)	(228.6)
Interest income	5.8	9.9	12.9	20.3
Income from unconsolidated affiliates	7.8	7.2	15.0	9.8
Gain on Barstool Acquisition, net	—	—	—	83.4
Gain on REIT transactions, net	—	—	—	500.8
Other	1.0	5.8	(0.3)	4.8
Total other income (expenses)	(104.8)	(92.7)	(210.9)	390.5
Income (loss) before income taxes	(30.3)	112.8	(157.8)	795.1
Income tax benefit (expense)	3.2	(34.7)	15.8	(202.6)
Net income (loss)	(27.1)	78.1	(142.0)	592.5
Less: Net loss attributable to non-controlling interest	0.3	0.3	0.5	0.4
Net income (loss) attributable to PENN Entertainment, Inc.	$(26.8)	$78.4	$(141.5)	$592.9

Earnings per share:
Basic earnings (loss) per share	$(0.18)	$0.51	$(0.93)	$3.86
Diluted earnings (loss) per share	$(0.18)	$0.48	$(0.93)	$3.54

Weighted-average common shares outstanding—basic	152.1	152.8	152.0	153.0
Weighted-average common shares outstanding—diluted	152.1	167.9	152.0	168.2
See accompanying notes to the unaudited Consolidated Financial Statements.

PENN ENTERTAINMENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	For the three months ended June 30,		For the six months ended June 30,
(in millions)	2024	2023	2024	2023
Net income (loss)	$(27.1)	$78.1	$(142.0)	$592.5
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment during the period	(19.5)	36.4	(55.5)	44.6
Other comprehensive income (loss)	(19.5)	36.4	(55.5)	44.6
Total comprehensive income (loss)	(46.6)	114.5	(197.5)	637.1
Less: Comprehensive loss attributable to non-controlling interest	0.3	0.3	0.5	0.4
Comprehensive income (loss) attributable to PENN Entertainment, Inc.	$(46.3)	$114.8	$(197.0)	$637.5
See accompanying notes to the unaudited Consolidated Financial Statements.

PENN ENTERTAINMENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(UNAUDITED)

	Three Months Ended June 30, 2024 and 2023
	Preferred Stock		Common Stock				Treasury Stock	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total PENN Stockholders’ Equity	Non-Controlling Interest	Total Stockholders’ Equity
(in millions, except share data)	Shares	Amount	PENN Entertainment, Inc. Shares	Amount	Exchangeable Shares	Amount
Balance as of April 1, 2024	—	$—	151,870,805	$1.8	557,174	$—	$(779.5)	$4,459.9	$(450.2)	$(157.3)	$3,074.7	$(2.7)	$3,072.0
Share-based compensation arrangements	—	—	154,428	—	—	—	—	14.2	—	—	14.2	—	14.2
Common stock issuance	—	—	4,055	—	—		—	0.1	—	—	0.1	—	0.1
Exchangeable share conversions	—	—	87,296	—	(87,296)	—	—	—	—	—	—	—	—
Investment Agreement warrants (Note 11)	—	—	—	—	—	—	—	14.4	—	—	14.4	—	14.4
Currency translation adjustment	—	—	—	—	—	—	—	—	—	(19.5)	(19.5)	—	(19.5)
Net loss	—	—	—	—	—	—	—	—	(26.8)	—	(26.8)	(0.3)	(27.1)
Other	—	—	—	—	—	—	—	(1.2)	—	—	(1.2)	—	(1.2)
Balance as of June 30, 2024	—	$—	152,116,584	$1.8	469,878	$—	$(779.5)	$4,487.4	$(477.0)	$(176.8)	$3,055.9	$(3.0)	$3,052.9

Balance as of April 1, 2023	354	$11.8	154,136,908	$1.8	560,758	$—	$(679.5)	$4,333.6	$669.0	$(160.4)	$4,176.3	$(1.2)	$4,175.1
Share-based compensation arrangements	—	—	23,391	—	—	—	—	19.7	—	—	19.7	—	19.7
Share repurchases	—	—	(3,791,258)	—	—	—	(99.8)	—	—	—	(99.8)	—	(99.8)
Common stock issuance	—	—	4,055	—	—		—	0.1	—	—	0.1	—	0.1
Exchangeable share conversions	—	—	370	—	(370)	—	—	—	—	—	—	—	—
Currency translation adjustment	—	—	—	—	—	—	—	—	—	36.4	36.4	—	36.4
Net income (loss)	—	—	—	—	—	—	—	—	78.4	—	78.4	(0.3)	78.1
Other	—	—	—	—	—	—	(0.4)	(0.4)	—	—	(0.8)	—	(0.8)
Balance as of June 30, 2023	354	$11.8	150,373,466	$1.8	560,388	$—	$(779.7)	$4,353.0	$747.4	$(124.0)	$4,210.3	$(1.5)	$4,208.8

	Six Months Ended June 30, 2024 and 2023
	Preferred Stock		Common Stock				Treasury Stock	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total PENN Stockholders’ Equity	Non-Controlling Interest	Total Stockholders’ Equity
(in millions, except share data)	Shares	Amount	PENN Entertainment, Inc. Shares	Amount	Exchangeable Shares	Amount
Balance as of January 1, 2024	—	$—	151,552,694	$1.8	560,267	$—	$(779.5)	$4,436.6	$(335.5)	$(121.3)	$3,202.1	$(2.5)	$3,199.6
Share-based compensation arrangements	—	—	401,398	—	—	—	—	26.1	—	—	26.1	—	26.1
Common stock issuance	—	—	4,055	—	—	—	—	0.1	—	—	0.1	—	0.1
Exchangeable share issuance	—	—	—	—	68,048	—	—	—	—	—	—	—	—
Exchangeable share conversions	—	—	158,437	—	(158,437)	—	—	—	—	—	—	—	—
Investment Agreement warrants (Note 11)	—	—	—	—	—	—	—	28.7	—	—	28.7	—	28.7
Currency translation adjustment	—	—	—	—	—	—	—	—	—	(55.5)	(55.5)	—	(55.5)
Net loss	—	—	—	—	—	—	—	—	(141.5)	—	(141.5)	(0.5)	(142.0)
Other	—	—	—	—	—	—	—	(4.1)	—	—	(4.1)	—	(4.1)
Balance as of June 30, 2024	—	$—	152,116,584	$1.8	469,878	$—	$(779.5)	$4,487.4	$(477.0)	$(176.8)	$3,055.9	$(3.0)	$3,052.9

Balance as of January 1, 2023	581	$19.4	152,903,708	$1.7	620,019	$—	$(629.5)	$4,220.2	$154.5	$(168.6)	$3,597.7	$(1.1)	$3,596.6
Share-based compensation arrangements	—	—	171,830	—	—	—	—	36.2	—	—	36.2	—	36.2
Share issuance in connection with acquisitions	—	—	2,442,809	—	—	—	—	80.8	—	—	80.8	—	80.8
Share repurchases	—	—	(5,438,221)	—	—	—	(149.8)	—	—	—	(149.8)	—	(149.8)
Preferred stock conversions	(227)	(7.6)	226,800	—	—	—	—	7.6	—	—	—	—	—
Common stock issuance	—	—	4,055	—	—	—	—	0.1	—	—	0.1	—	0.1
Exchangeable share issuance	—	—	—	—	2,854	—	—	—	—	—	—	—	—
Exchangeable share conversions	—	—	62,485	—	(62,485)	—	—	—	—	—	—	—	—
Currency translation adjustment	—	—	—	—	—	—	—	—	—	44.6	44.6	—	44.6
Net income (loss)	—	—	—	—	—	—	—	—	592.9	—	592.9	(0.4)	592.5
Other	—	—	—	0.1	—	—	(0.4)	8.1	—	—	7.8	—	7.8
Balance as of June 30, 2023	354	$11.8	150,373,466	$1.8	560,388	$—	$(779.7)	$4,353.0	$747.4	$(124.0)	$4,210.3	$(1.5)	$4,208.8
See accompanying notes to the unaudited Consolidated Financial Statements.

PENN ENTERTAINMENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the six months ended June 30,
(in millions)	2024	2023
Operating activities
Net income (loss)	$(142.0)	$592.5
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	217.8	218.1
Amortization of debt discount and debt issuance costs	4.3	4.1
Non-cash interest expense	22.0	16.8
Non-cash operating lease expense	156.2	154.8
Gain on Barstool Acquisition, net	—	(83.4)
Gain on REIT transactions, net	—	(500.8)
Holding loss (gain) on equity securities	5.4	(3.1)
Loss on sale or disposal of property and equipment	8.9	—
Gain on Hurricane Laura	(2.7)	(13.6)
Income from unconsolidated affiliates	(15.0)	(9.8)
Return on investment from unconsolidated affiliates	16.0	16.8
Deferred income taxes	(44.2)	111.6
Stock-based compensation	26.1	36.2
Investment Agreement warrant expense	37.5	—
Changes in operating assets and liabilities, net of businesses acquired
Accounts receivable	64.2	7.2
Prepaid expenses and other current assets	29.0	(21.7)
Other assets	(23.2)	(9.9)
Accounts payable	9.3	(4.1)
Accrued expenses	(89.0)	(50.8)
Income taxes	26.5	21.0
Operating lease liabilities	(145.5)	(157.1)
Other current and long-term liabilities	(90.3)	(7.8)
Other	10.4	6.7
Net cash provided by operating activities	81.7	323.7
Investing activities
Capital expenditures	(129.6)	(132.8)
Consideration paid for Barstool, net of cash acquired	—	(314.6)
Proceeds from sale of property and equipment	3.5	0.1
Hurricane Laura insurance proceeds	1.7	8.8
Consideration paid for gaming licenses and other intangible assets	(17.2)	(11.7)
Other	(4.5)	(12.7)
Net cash used in investing activities	(146.1)	(462.9)

	For the six months ended June 30,
(in millions)	2024	2023
Financing activities
Principal payments on long-term debt	(18.8)	(18.8)
Debt issuance costs	(2.6)	—
Payments of other long-term obligations	(10.1)	(0.7)
Principal payments on financing obligations	(20.2)	(19.4)
Principal payments on finance leases	(24.8)	(23.3)
Proceeds from exercise of options	1.2	1.1
Repurchase of common stock	—	(149.8)
Payments on insurance financing	(17.5)	—
Indemnification payments	(30.5)	—
Other	(5.3)	(3.2)
Net cash used in financing activities	(128.6)	(214.1)
Effect of currency rate changes on cash, cash equivalents, and restricted cash	(0.9)	1.0
Change in cash, cash equivalents, and restricted cash	(193.9)	(352.3)
Cash, cash equivalents, and restricted cash at the beginning of the year	1,094.4	1,644.2
Cash, cash equivalents, and restricted cash at the end of the period	$900.5	$1,291.9

Reconciliation of cash, cash equivalents, and restricted cash:
Cash and cash equivalents	$877.6	$1,271.6
Restricted cash included in Other current assets	21.7	19.1
Restricted cash included in Other assets	1.2	1.2
Total cash, cash equivalents, and restricted cash	$900.5	$1,291.9

Supplemental disclosure:
Cash paid for interest, net of amounts capitalized	$212.4	$207.4
Cash payments related to income taxes, net	$0.9	$66.0

Non-cash activities:
Accrued capital expenditures	$33.5	$15.0
See accompanying notes to the unaudited Consolidated Financial Statements.

PENN ENTERTAINMENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Note 1—Organization
Organization: PENN Entertainment, Inc., together with its subsidiaries (“PENN,” the “Company,” “we,” “our,” or “us”), is North America’s leading provider of integrated entertainment, sports content, and casino gaming experiences. As of June 30, 2024, PENN operated 43 properties in 20 states, online sports betting in 19 jurisdictions and iCasino in five jurisdictions, under a portfolio of well-recognized brands including Hollywood Casino®, L’Auberge®, ESPN BET™, and theScore BET Sportsbook and Casino®. In August 2023, PENN entered into a transformative, exclusive long-term strategic alliance with ESPN, Inc. and ESPN Enterprises, Inc. (together, “ESPN”) relating to online sports betting within the United States. PENN’s ability to leverage the leading sports media brands in the United States (ESPN) and Canada (theScore) is central to our highly differentiated strategy to expand our footprint and efficiently grow our customer ecosystem. The Company’s focus on organic cross-sell opportunities is reinforced by our market-leading retail casinos, sports media assets, and technology, including a proprietary state-of-the-art, fully integrated digital sports and iCasino betting platform and an in-house iCasino content studio. PENN’s portfolio is further bolstered by our industry-leading PENN PlayTM customer loyalty program, which offers our approximately 31 million members a unique set of rewards and experiences across business channels.
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
Note 2—Significant Accounting Policies and Basis of Presentation
Basis of Presentation: The unaudited Consolidated Financial Statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial information and with the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and notes required by GAAP for complete consolidated financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement have been included.
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
Use of Estimates: The preparation of unaudited Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect (i) the reported amounts of assets and liabilities, (ii) the disclosure of contingent assets and liabilities at the date of the financial statements, and (iii) the reported amounts of revenues and expenses during the reporting period. Estimates used by us may include, among other things, the useful lives for depreciable and amortizable assets, the provision for credit losses, income tax provisions, the evaluation of the future realization of deferred tax assets, indemnification liabilities associated with certain tax matters, determining the adequacy of reserves for self-insured liabilities, the liabilities associated with our PENN Play program, the initial measurements of financing obligations and lease liabilities associated with our Master Leases, projected cash flows in assessing the recoverability of long-lived assets, asset impairments, goodwill and other intangible assets, projected cash flows in assessing the initial valuation of intangible assets in conjunction with acquisitions, the initial selection of useful lives for depreciable and amortizable assets in conjunction with acquisitions, contingencies, and litigation inclusive of financing arrangements in which the Company receives up-front cash proceeds, and stock-based compensation expense. We applied estimation methods consistently for the periods presented within our unaudited Consolidated Financial Statements. Actual results may differ from those estimates.

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

	For the three months ended June 30,		For the six months ended June 30,
(in millions)	2024	2023	2024	2023
Food and beverage	$54.9	$54.8	$108.4	$109.1
Hotel	35.3	35.8	69.3	65.7
Other	2.7	3.2	5.4	6.3
Total complimentaries associated with gaming contracts	$92.9	$93.8	$183.1	$181.1
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
Our PENN Play program connects the Company’s brands under one loyalty program and allows members to earn loyalty points, or “PENN Cash,” redeemable for slot play and complimentaries, such as food and beverage at our restaurants, lodging at our hotels, the PENN Play redemption marketplace that features popular retailers, and products offered at our retail stores across the vast majority of our properties. In addition, members of the PENN Play program earn credit toward tier status, which entitles them to receive certain other benefits, such as priority access, discounts, gifts, trips to PENN destinations, partner experiences, and PENN Cash. The obligation associated with our PENN Play program, which is included in “Accrued expenses and other current liabilities” within our unaudited Consolidated Balance Sheets, was $32.1 million and $33.1 million as of June 30, 2024 and December 31, 2023, respectively, and consisted principally of the obligation associated with the loyalty points. Our loyalty point obligations are generally settled within six months of issuance. Changes between the opening and closing balances primarily relate to the timing of our customers’ election to redeem loyalty points as well as the timing of when our customers receive their earned tier status benefits.
The Company’s advance payments on goods and services yet to be provided and for unpaid wagers primarily consist of the following: (i) deposits on rooms and convention space, (ii) money deposited on behalf of a customer in advance of their property visit (referred to as “safekeeping” or “front money”), (iii) money deposited in an online wallet not yet wagered or wagered and not yet withdrawn, (iv) outstanding tickets generated by slot machine play, sports betting, or pari-mutuel wagering, (v) outstanding chip liabilities, (vi) unclaimed jackpots, and (vii) gift cards redeemable at our properties. Unpaid wagers generally represent obligations stemming from prior wagering events, of which revenue was previously recognized. The Company’s advance payments on goods and services yet to be provided and for unpaid wagers were $116.8 million and $192.6 million as of June 30, 2024 and December 31, 2023, respectively, and are included in “Accrued expenses and other current liabilities” within our unaudited Consolidated Balance Sheets.
The Company’s deferred revenue is primarily related to PENN Interactive, our wholly owned interactive division, which enters into multi-year agreements with third-party online sports betting and/or iCasino operators for online sports betting and iCasino market access across our portfolio of properties.

As of June 30, 2024 and December 31, 2023, our deferred revenue balance was $41.6 million and $41.9 million, respectively, the majority of which is included in “Other long-term liabilities” within our unaudited Consolidated Balance Sheets. During the three and six months ended June 30, 2024, we recognized revenue of $3.3 million and $4.2 million, respectively, that was included in the December 31, 2023 deferred revenue balance. During the three and six months ended June 30, 2023, we recognized revenue of $1.0 million and $1.7 million, respectively, that was included in the December 31, 2022 deferred revenue balance.
Advertising: The Company expenses advertising costs the first time the advertising takes place or as incurred. Advertising expenses, which primarily relate to media marketing services and brand and other rights provided by ESPN pursuant to the Sportsbook Agreement (as defined in Note 5, “Acquisitions and Dispositions”), and other media placement costs and are primarily included in “Gaming” expenses within the unaudited Consolidated Statements of Operations, were $112.3 million and $20.8 million for the three months ended June 30, 2024 and 2023, respectively, and $248.3 million and $44.4 million for the six months ended June 30, 2024 and 2023, respectively.
Gaming and Pari-mutuel Taxes: We are subject to gaming and pari-mutuel taxes based on gross gaming revenue and pari-mutuel revenue in the jurisdictions in which we operate, as well as taxes on revenues derived from arrangements which allow for third-party online sports betting and/or iCasino partners to operate online sportsbooks and iCasinos under our gaming licenses. The Company primarily recognizes gaming and pari-mutuel tax expense based on the statutorily required percentage of revenue that is required to be paid to state, provincial and/or local jurisdictions in the states and provinces where or in which the wagering occurs. Also included in gaming and pari-mutuel taxes, are costs to support the operations of local regulatory authorities which some jurisdictions require us to pay. Gaming and pari-mutuel taxes are recorded in “Gaming” expenses or “Food, beverage, hotel, and other” expenses within the unaudited Consolidated Statements of Operations and were $568.6 million and $560.5 million for the three months ended June 30, 2024 and 2023, respectively, and $1.2 billion and $1.1 billion for the six months ended June 30, 2024 and 2023, respectively.
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
Holders of the Company’s Series D Preferred Stock (as defined in Note 12, “Stockholders’ Equity and Stock-based Compensation”) were entitled to participate equally and ratably in all dividends and distributions paid to holders of PENN common stock irrespective of any vesting requirement. Accordingly, the Series D Preferred Stock shares were considered a participating security, and the Company was required to apply the two-class method to consider the impact of the preferred shares on the calculation of basic and diluted EPS. See Note 13, “Earnings per Share” for more information. As discussed in Note 12, “Stockholders’ Equity and Stock-based Compensation,” all remaining outstanding shares of Series D Preferred Stock were converted to common stock during the third quarter of 2023. There were no outstanding shares of Series D Preferred Stock as of June 30, 2024.
Guarantees and Indemnifications: The Company accounts for indemnity obligations in accordance with Accounting Standards Codification (“ASC”) Topic 460-20, “Contingencies” and records a liability at fair value. Pursuant to the Barstool SPA, the Company agreed to indemnify Barstool and its subsidiaries and David Portnoy for certain tax matters. The indemnity provisions generally provide for the Company’s control of defense and settlement of claims, as well as certain other costs associated with potential tax matters related to Barstool and its subsidiaries and David Portnoy. Claims under the indemnification are paid upon demand. In the second quarter of 2024, the Company paid $30.5 million in settlement costs under this indemnification obligation. Provisions in the Barstool SPA limit the time within which an indemnification claim can be made to the later of the resolution of the indemnification claim or the relevant statutes of limitations. The maximum potential amount of future payments the Company could be required to make under this indemnification agreement is not estimable at this time due to uncertainties related to potential outcomes and other unique facts and circumstances involved in the Barstool SPA. As of June 30, 2024 and December 31, 2023, the Company has recorded liabilities of $39.5 million and $70.0 million for this agreement, respectively. See Note 5, “Acquisitions and Dispositions” and Note 14, “Fair Value Measurements” for more information.
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
Accounting Pronouncements to be Implemented
In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures” (“ASU 2023-07”). ASU 2023-07 updates the requirements for a public entity to disclose its significant segment expense categories and amounts for each reportable segment. A significant segment expense is considered an expense that is significant to the segment, regularly provided to or easily computed from information regularly provided to the chief operating decision maker, and included in the reported measure of segment profit or loss. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company is currently evaluating the impact of the adoption of ASU 2023-07 and expects that any impact would be limited to additional disclosures in the notes to the Consolidated Financial Statements.
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

	For the three months ended June 30, 2024
(in millions)	Northeast	South	West	Midwest	Interactive (1)	Other	Intersegment Eliminations (2)	Total
Revenues:
Gaming	$624.0	$230.2	$94.5	$265.1	$118.5	$—	$—	$1,332.3
Food and beverage	35.9	33.4	19.5	15.2	—	1.3	—	105.3
Hotel	13.2	24.2	16.8	10.4	—	—	—	64.6
Other	23.2	10.4	4.5	7.4	114.1	4.6	(3.4)	160.8
Total revenues	$696.3	$298.2	$135.3	$298.1	$232.6	$5.9	$(3.4)	$1,663.0

	For the three months ended June 30, 2023
(in millions)	Northeast	South	West	Midwest	Interactive (1)	Other	Intersegment Eliminations (2)	Total
Revenues:
Gaming	$616.5	$239.1	$92.4	$261.5	$83.3	$—	$—	$1,292.8
Food and beverage	34.6	34.3	18.0	14.5	—	1.2	—	102.6
Hotel	14.8	25.0	14.5	10.0	—	—	—	64.3
Other	22.1	9.9	5.1	7.3	174.2	5.0	(8.5)	215.1
Total revenues	$688.0	$308.3	$130.0	$293.3	$257.5	$6.2	$(8.5)	$1,674.8

	For the six months ended June 30, 2024
(in millions)	Northeast	South	West	Midwest	Interactive (1)	Other	Intersegment Eliminations (2)	Total
Revenues:
Gaming	$1,240.4	$464.0	$186.1	$525.6	$174.5	$—	$—	$2,590.6
Food and beverage	72.7	65.6	37.1	30.5	—	2.4	—	208.3
Hotel	24.9	46.6	32.4	18.9	—	—	—	122.8
Other	43.0	20.5	8.5	14.3	265.8	9.5	(13.4)	348.2
Total revenues	$1,381.0	$596.7	$264.1	$589.3	$440.3	$11.9	$(13.4)	$3,269.9

	For the six months ended June 30, 2023
(in millions)	Northeast	South	West	Midwest	Interactive (1)	Other	Intersegment Eliminations (2)	Total
Revenues:
Gaming	$1,245.8	$491.2	$186.8	$527.4	$166.2	$—	$—	$2,617.4
Food and beverage	72.9	65.3	35.3	29.4	—	2.2	—	205.1
Hotel	26.0	46.6	28.0	17.6	—	—	—	118.2
Other	43.8	20.0	9.6	14.2	324.8	9.8	(14.8)	407.4
Total revenues	$1,388.5	$623.1	$259.7	$588.6	$491.0	$12.0	$(14.8)	$3,348.1
(1)    Other revenues within the Interactive segment are inclusive of gaming tax reimbursement amounts related to third-party online sports betting and/or iCasino partners for online sports betting and iCasino market access of $82.1 million and $88.5 million for the three months ended June 30, 2024 and 2023, respectively, and $198.7 million and $180.8 million for the six months ended June 30, 2024 and 2023, respectively. Additionally, due to the inclusion of Barstool operating results prior to the disposition on August 8, 2023, other revenues within the Interactive segment for the three months ended June 30, 2023 included $37.2 million in advertising revenue and $15.5 million in retail revenue and $57.1 million in advertising revenue and $23.8 million in retail revenue for the six months ending June 30, 2023.
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
Barstool’s revenue and net loss for the three months ended June 30, 2023, included in the unaudited Consolidated Statements of Operations, were $52.7 million and $12.8 million, respectively. Barstool’s revenue and net loss for the period beginning February 17, 2023 through June 30, 2023, included in the unaudited Consolidated Statements of Operations, were $80.9 million and $16.1 million, respectively.
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
In connection with PENN’s decision to rebrand our online sports betting business from Barstool Sportsbook to ESPN BET pursuant to the Sportsbook Agreement as discussed above, PENN entered into the Barstool SPA with David Portnoy and sold 100% of the outstanding shares of Barstool to David Portnoy in exchange for nominal cash consideration and certain non-compete and other restrictive covenants. Additionally, PENN has the right to receive 50% of the gross proceeds received by David Portnoy in any subsequent sale or other monetization event of Barstool. Upon the disposal of Barstool in the third quarter of 2023, PENN recognized a pre-tax loss of $923.2 million (inclusive of $714.8 million in goodwill and intangible assets write offs and a $70.0 million indemnification liability discussed below). See Note 14, “Fair Value Measurements” for more information related to the indemnification liability.
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

Note 6—Goodwill and Other Intangible Assets
A reconciliation of goodwill and accumulated goodwill impairment losses, by reportable segment, is as follows:

(in millions)	Northeast	South	West	Midwest	Interactive	Other	Total
Balance as of December 31, 2023
Goodwill, gross	$923.5	$236.6	$216.8	$1,116.7	$1,664.0	$87.7	$4,245.3
Accumulated goodwill impairment losses	(828.8)	(61.0)	(16.6)	(556.1)	—	(87.7)	(1,550.2)
Goodwill, net	$94.7	$175.6	$200.2	$560.6	$1,664.0	$—	$2,695.1

Effect of foreign currency exchange rates	—	—	—	—	(46.9)	—	(46.9)
Balance as of June 30, 2024
Goodwill, gross	$923.5	$236.6	$216.8	$1,116.7	$1,617.1	$87.7	$4,198.4
Accumulated goodwill impairment losses	(828.8)	(61.0)	(16.6)	(556.1)	—	(87.7)	(1,550.2)
Goodwill, net	$94.7	$175.6	$200.2	$560.6	$1,617.1	$—	$2,648.2
There were no impairment charges recorded to goodwill during the three and six months ended June 30, 2024 and 2023.
The table below presents the gross carrying amount, accumulated amortization, and net carrying amount of each major class of other intangible assets:

	June 30, 2024			December 31, 2023
(in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Indefinite-lived intangible assets
Gaming licenses	$1,107.3	$—	$1,107.3	$1,107.2	$—	$1,107.2
Trademarks	331.5	—	331.5	334.4	—	334.4
Other	0.7	—	0.7	0.7	—	0.7
Amortizing intangible assets
Customer relationships	111.9	(105.3)	6.6	112.1	(103.7)	8.4
Technology	296.0	(158.6)	137.4	286.0	(132.3)	153.7
Other	39.8	(17.2)	22.6	29.0	(15.2)	13.8
Total other intangible assets, net	$1,887.2	$(281.1)	$1,606.1	$1,869.4	$(251.2)	$1,618.2
There were no impairment charges recorded to other intangible assets, net during the three and six months ended June 30, 2024 and 2023.

Amortization expense related to our amortizing intangible assets was $12.6 million and $17.9 million for the three months ended June 30, 2024 and 2023, respectively, and $25.2 million and $31.9 million for the six months ended June 30, 2024 and 2023, respectively. The following table presents the estimated amortization expense based on our amortizing intangible assets as of June 30, 2024 (in millions):

Years ending December 31,
2024 (excluding the six months ended June 30, 2024)	$32.9
2025	48.4
2026	30.1
2027	24.0
2028	19.5
Thereafter	11.7
Total	$166.6
Note 7—Long-term Debt
The table below presents long-term debt, net of current maturities, debt discounts and issuance costs:

(in millions)	June 30, 2024	December 31, 2023
Senior Secured Credit Facilities:
Amended Revolving Credit Facility due 2027	$—	$—
Amended Term Loan A Facility due 2027	495.0	508.8
Amended Term Loan B Facility due 2029	980.0	985.0
5.625% Notes due 2027	400.0	400.0
4.125% Notes due 2029	400.0	400.0
2.75% Convertible Notes due 2026	330.5	330.5
Other long-term obligations	185.4	173.5
	2,790.9	2,797.8
Less: Current maturities of long-term debt	(38.2)	(47.6)
Less: Debt discounts	(3.6)	(3.9)
Less: Debt issuance costs	(26.9)	(28.3)
	$2,722.2	$2,718.0
The following is a schedule of future minimum repayments of long-term debt as of June 30, 2024 (in millions):

Years ending December 31:
2024 (excluding the six months ended June 30, 2024)	$18.8
2025	38.2
2026	544.7
2027	837.0
2028	10.8
Thereafter	1,341.4
Total minimum payments	$2,790.9

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

As of June 30, 2024 and December 31, 2023, the Company had conditional obligations under letters of credit issued pursuant to the Amended Credit Facilities with face amounts aggregating to $20.9 million and $21.7 million, respectively, resulting in $979.1 million and $978.3 million of available borrowing capacity under the Amended Revolving Credit Facility, respectively.
2.75% Unsecured Convertible Notes
In May 2020, the Company completed a public offering of $330.5 million aggregate principal amount of 2.75% unsecured convertible notes (the “Convertible Notes”) that mature, unless earlier converted, redeemed, or repurchased, on May 15, 2026 at a price of par.
As of June 30, 2024 and December 31, 2023, no Convertible Notes have been converted into the Company’s common stock. The maximum number of shares that could be issued to satisfy the conversion feature of the Convertible Notes was 18,360,815 and the amount by which the Convertible Notes if-converted value exceeded its principal amount was $25.0 million as of June 30, 2024.
The Convertible Notes consisted of the following components:

(in millions)	June 30, 2024	December 31, 2023
Liability:
Principal	$330.5	$330.5
Unamortized debt issuance costs	(3.5)	(4.4)
Net carrying amount	$327.0	$326.1
Interest expense, net
The table below presents interest expense, net:

	For the three months ended June 30,		For the six months ended June 30,
(in millions)	2024	2023	2024	2023
Interest expense	$122.3	$117.1	$242.9	$230.9
Capitalized interest	(2.9)	(1.5)	(4.4)	(2.3)
Interest expense, net	$119.4	$115.6	$238.5	$228.6
The table below presents interest expense related to the Convertible Notes:

	For the three months ended June 30,		For the six months ended June 30,
(in millions)	2024	2023	2024	2023
Coupon interest	$2.2	$2.2	$4.5	$4.5
Amortization of debt issuance costs	0.5	0.4	0.9	0.9
Convertible Notes interest expense	$2.7	$2.6	$5.4	$5.4
Debt issuance costs are amortized to interest expense over the term of the Convertible Notes at an effective interest rate of 3.329%. The remaining term of the Convertible Notes was 1.9 years as of June 30, 2024.
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

As of June 30, 2024, the Company was in compliance with all required financial covenants. The Company believes that it will remain in compliance with all of its required financial covenants for at least the next twelve months following the date of filing this Quarterly Report on Form 10-Q with the SEC.
Other Long-Term Obligations
Other Long-term Obligation
In February 2021, we entered into a financing arrangement providing the Company with upfront cash proceeds while permitting us to participate in future proceeds on certain claims. The financing obligation has been classified as a non-current liability, which is expected to be settled in a future period of which the principal is contingent and predicated on other events. Consistent with an obligor’s accounting under a debt instrument, period interest will be accreted using an effective interest rate of 27.0% and until such time that the claims and related obligation is settled. The amount included in “Interest expense, net” within the unaudited Consolidated Statements of Operations related to this obligation was $11.4 million and $8.7 million for the three months ended June 30, 2024 and 2023, respectively, and $22.0 million and $16.8 million for the six months ended June 30, 2024 and 2023, respectively.
Ohio Relocation Fees
In the second quarter of 2024, the Company made the final payments related to the relocation fees for Hollywood Gaming at Dayton Raceway (“Dayton”) and Hollywood Gaming at Mahoning Valley Race Course (“Mahoning Valley”), which opened in August 2014 and September 2014, respectively. As of June 30, 2024, we have no outstanding liabilities related to the Ohio Relocation Fees as compared to $9.4 million as of December 31, 2023 included in “Current maturities of long-term debt” within our unaudited Consolidated Balance Sheets.
Event Center
As of June 30, 2024 and December 31, 2023, other long-term obligations included $9.3 million and $10.0 million, respectively, related to the repayment obligation of a hotel and event center located less than a mile away from Hollywood Casino Lawrenceburg, which was constructed by the City of Lawrenceburg Department of Redevelopment. Effective in January 2015, by contractual agreement, we assumed a repayment obligation for the hotel and event center in the amount of $15.3 million, which was financed through a loan with the City of Lawrenceburg Department of Redevelopment, in exchange for conveyance of the property. Beginning in January 2016, the Company was obligated to make annual payments on the loan of $1.0 million for 20 years. This obligation is accreted to interest expense at its effective yield of 3.0%.
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
The 2023 Master Lease includes a base rent (the “2023 Master Lease Base Rent”) equal to $232.2 million and the Master Development Agreement contains additional rent (together with the 2023 Master Lease Base Rent, the “2023 Master Lease Rent”) equal to (i) 7.75% of any project funding received by PENN from GLPI for an anticipated relocation of PENN’s riverboat casino and related developments with respect to Aurora (the “Aurora Project”) and (ii) a percentage, based on the then-current GLPI stock price, of any project funding received by PENN from GLPI for certain anticipated development projects with respect to Joliet, Columbus and M Resort (the “Other Development Projects” and together with the Aurora Project, the “PENN Development Projects”). The Master Development Agreement provides that GLPI will fund up to $225.0 million for the Aurora Project and, upon PENN’s request, up to $350.0 million in the aggregate for the Other Development Projects, in accordance with certain terms and conditions set forth in the Master Development Agreement. These funding obligations of GLPI expire on January 1, 2026. The 2023 Master Lease Rent will be subject to a one-time increase of $1.4 million, effective November 1, 2027. The 2023 Master Lease Rent is subject to an annual fixed escalator rent increase of 1.5% which began on November 1, 2023. The Master Development Agreement provides that PENN may elect not to proceed with a development project prior to GLPI’s commencement of any equity or debt offering or credit facility draw intended to fund such a project or after such time in certain instances, provided that GLPI will be reimbursed for all costs and expenses incurred in connection with such discontinued project. The PENN Development Projects are all subject to necessary regulatory and other government approvals.

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
As a result of the annual escalator, effective May 1, 2024 for the lease year ended April 30, 2024, the fixed component of rent increased by $4.8 million and an additional ROU asset and corresponding lease liability of $33.4 million were recognized associated with the finance lease components. The next annual escalator test date is scheduled to occur on May 1, 2025. Additionally, on May 1, 2024, the Pinnacle Percentage Rent reset resulted in an annual rent increase of $3.8 million which will be in effect until the next Pinnacle Percentage Rent reset, scheduled to occur on May 1, 2026. Upon reset of the Pinnacle Percentage Rent, effective May 1, 2024, we recognized an additional ROU asset and corresponding lease liability of $29.6 million associated with the finance lease components.
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
Greektown Lease
On May 23, 2019, the Company entered into an individual triple net lease with VICI for the real estate assets used in the operations of Hollywood Casino at Greektown (the “Greektown Lease”). The Greektown Lease has an initial term of 15 years, with four subsequent five-year renewal options on the same terms and conditions, exercisable at the Company’s option. The payment structure under the Greektown Lease includes a fixed component, a portion subject to an annual escalator of up to 2% initially determined based on an Adjusted Revenue to Rent ratio, as defined in the Greektown Lease, and subsequently amended to be determined based on an agreed upon minimum coverage floor ratio of Net Revenue to Rent, and a component that is based on performance, which is prospectively adjusted every two years by an amount equal to 4% of the average change in net revenues of the property compared to a contractual baseline during the preceding two years (“Greektown Percentage Rent”).
In April 2024, the lease was amended to provide for a Net Revenue to Rent minimum coverage floor to be mutually agreed upon prior to the commencement of the ninth lease year (June 1, 2027).
We did not incur an annual escalator for the lease year ended May 31, 2024. The next annual escalator test date and Greektown Percentage Rent reset are both scheduled to occur on June 1, 2025.
The land and building components contained within the Greektown Lease are classified as operating leases. Lease components classified as an operating lease are recorded to “General and administrative” within our unaudited Consolidated Statements of Operations.
Non-REIT Operating Leases
In addition to any operating lease components contained within the Master Leases, Margaritaville Lease, and Greektown Lease (collectively referred to as “triple net operating leases”), the Company’s operating leases consist of (i) ground and levee leases to landlords which were not assumed by our REIT Landlords and remain an obligation of the Company, and (ii) buildings and equipment not associated with our REIT Landlords. Certain of our lease agreements include rental payments based on a percentage of sales over specified contractual amounts, rental payments adjusted periodically for inflation, and rental payments based on usage. The Company’s leases include options to extend the lease terms. The Company’s operating lease agreements do not contain any material residual value guarantees or material restrictive covenants.
The following is a maturity analysis of our operating leases, finance leases and financing obligations as of June 30, 2024:

(in millions)	Operating Leases	Finance Leases	Financing Obligations
Year ended December 31,
2024 (excluding the six months ended June 30, 2024)	$309.6	$81.3	$83.2
2025	611.8	162.6	166.5
2026	612.3	152.2	166.6
2027	615.0	146.9	166.5
2028	614.0	146.9	166.6
Thereafter	3,320.5	3,273.9	3,829.5
Total lease payments	6,083.2	3,963.8	4,578.9
Less: Imputed interest	(1,980.3)	(1,822.8)	(2,171.6)
Present value of future lease payments	4,102.9	2,141.0	2,407.3
Less: Current portion of lease obligations	(311.6)	(51.8)	(42.4)
Long-term portion of lease obligations	$3,791.3	$2,089.2	$2,364.9
The Company modified the presentation of its December 31, 2023 balance sheet to separately reflect assets and liabilities associated with our operating and finance leases.

Total payments made under the Triple Net Leases were as follows:

	For the three months ended June 30,		For the six months ended June 30,
(in millions)	2024	2023	2024	2023
AR PENN Master Lease	$70.9	$70.9	$141.9	$142.0
2023 Master Lease	58.9	58.1	117.8	116.1
Pinnacle Master Lease	86.7	84.8	171.9	168.9
Margaritaville Lease	6.7	6.6	13.4	13.0
Greektown Lease	13.2	13.0	26.4	25.8
Morgantown Lease	0.8	0.8	1.6	1.6
Total	$237.2	$234.2	$473.0	$467.4
Information related to lease term and discount rate was as follows:

	June 30, 2024	December 31, 2023
Weighted-Average Remaining Lease Term
Operating leases	10.7 years	11.2 years
Finance leases	26.8 years	27.3 years
Financing obligations	27.1 years	27.6 years

Weighted-Average Discount Rate
Operating leases	7.7%	7.7%
Finance leases	5.2%	5.2%
Financing obligations	5.2%	5.2%
The components of lease expense were as follows:

	Location on unaudited Consolidated Statements of Operations	For the three months ended June 30,		For the six months ended June 30,
(in millions)		2024	2023	2024	2023
Operating Lease Costs
Rent expense associated with triple net operating leases	General and administrative	$154.9	$146.4	$309.7	$292.4
Operating lease cost (1)	Primarily General and administrative	5.0	6.5	10.3	11.3
Short-term lease cost	Primarily Gaming expenses	23.0	19.9	45.8	38.9
Variable lease cost (1)	Primarily Gaming expenses	0.9	0.9	1.9	1.9
Total		$183.8	$173.7	$367.7	$344.5

Finance Lease Costs
Interest on lease liabilities (2)	Interest expense, net	$27.6	$27.7	$55.1	$55.3
Amortization of ROU assets (2)	Depreciation and amortization	22.5	21.9	44.4	43.6
Total		$50.1	$49.6	$99.5	$98.9

Financing Obligation Costs
Interest on financing obligations (3)	Interest expense, net	$37.1	$36.8	$73.7	$73.2
(1) Excludes the operating lease costs and variable lease costs pertaining to our triple net leases with our REIT landlords classified as operating leases.
(2) Pertains to finance lease components associated with the Pinnacle Master Lease (primarily land).
(3) Pertains to the components contained within the Pinnacle Master Lease (buildings) and the Morgantown Lease.

Supplemental cash flow information related to leases was as follows:

	For the six months ended June 30,
(in millions)	2024	2023
Non-cash lease activities:
Commencement of operating leases	$2.7	$3,673.5
Derecognition of operating lease liabilities	$—	$307.7
Commencement of finance leases	$63.0	$33.3
Derecognition of finance lease liabilities	$—	$2,933.6
Derecognition of financing obligations	$—	$1,567.8
Note 9—Investments in and Advances to Unconsolidated Affiliates
As of June 30, 2024, investments in and advances to unconsolidated affiliates primarily consisted of the Company’s 50% investment in Kansas Entertainment, the joint venture with NASCAR that owns Hollywood Casino at Kansas Speedway.
Kansas Entertainment Joint Venture
As of June 30, 2024 and December 31, 2023, our investment in Kansas Entertainment was $81.7 million and $80.8 million, respectively. During the three months ended June 30, 2024 and 2023, the Company received distributions from Kansas Entertainment totaling $8.7 million and $8.3 million, respectively, and $16.0 million and $16.8 million for the six months ended June 30, 2024 and 2023, respectively. The Company deems these distributions to be returns on its investment based on the source of those cash flows from the normal business operations of Kansas Entertainment.
The Company has determined that Kansas Entertainment does not qualify as a VIE. Using the guidance for entities that are not VIEs, the Company determined that it did not have a controlling financial interest in the joint venture, primarily as it did not have the ability to direct the activities of the joint venture that most significantly impacted the joint venture’s economic performance without the input of NASCAR. Therefore, the Company did not consolidate the financial position of Kansas Entertainment as of June 30, 2024 and December 31, 2023, nor the results of operations for the three and six months ended June 30, 2024 and 2023.
Note 10—Income Taxes
The Company calculates the provision for income taxes during interim reporting periods by applying an estimate of the annual effective tax rate to its year-to-date pre-tax book income or loss. The tax effects of discrete items, including but not limited to, excess tax benefits associated with stock-based compensation, are reported in the interim period in which they occur. The effective tax rate (income taxes as a percentage of income from operations before income taxes) including discrete items was (91.0)% and 19.4% for the three and six months ended June 30, 2024. We excluded certain foreign losses from our worldwide effective tax rate calculation due to a year-to-date ordinary loss for which no benefit may be recognized. Our effective tax rate can vary from period to period depending on, among other factors, the geographic and business mix of our earnings and changes to our valuation allowance assessment. Certain of these and other factors, including our history and projections of pre-tax earnings, are considered in assessing our ability to realize our net deferred tax assets.
As of each reporting date, the Company considers all available positive and negative evidence that could affect its view of the future realization of deferred tax assets pursuant to ASC Topic 740, “Income Taxes.” As of June 30, 2024, we intend to continue maintaining a valuation allowance on our deferred tax assets not more than likely than not to be realized until there is sufficient positive evidence to support the reversal of all or some portion of these allowances. A reduction in the valuation allowance could result in a significant decrease to income tax expense in the period the release is recorded. Although the exact timing and valuation reversal amount are estimated, the actual determination is contingent upon the earnings level we achieve in 2024 as well as our projected income levels in future periods. During the six months ended June 30, 2024, the Company increased its valuation allowance in the amount of $4.0 million primarily due to overall lower level of earnings.
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

As of June 30, 2024 and December 31, 2023, the Company had prepaid income taxes of $38.9 million and $65.3 million, respectively, which were included in “Prepaid expenses” within our unaudited Consolidated Balance Sheets.
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
At the grant date, the $550.4 million fair value of the awards was determined using the Black-Scholes pricing model with contractual terms ranging from 9.5 to 11.5 years, and strike prices ranging from $26.08 to $32.60. During the three and six months ended June 30, 2024, the Company recognized $18.8 million and $37.5 million, respectively, related to the Investment Agreement warrants. Expenses related to these warrants are recorded within “Gaming” expenses on the unaudited Consolidated Statements of Operations and recognized when services are received.
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
Note 12—Stockholders’ Equity and Stock-Based Compensation
Common and Preferred Stock
On May 11, 2021, the Company acquired HitPoint Inc. and Lucky Point Inc. (collectively, “Hitpoint”). On both June 29, 2023 and June 26, 2024, the Company issued 4,055 shares in connection with the achievement of the second and final annual mutual goals established by the Company and Hitpoint for a total of $0.1 million, respectively.
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
As of both June 30, 2024 and December 31, 2023, there were 5,000 shares authorized of Series D Preferred Stock and no shares were outstanding.

In connection with the acquisition of Score Media and Gaming, Inc. (“theScore”) in October 2021, the Company issued 12,319,340 shares of common stock with a par value of $0.01, and 697,539 exchangeable shares, par value $0.01 (“Exchangeable Shares”) through the capital of an indirect wholly-owned subsidiary of PENN, in addition to cash consideration. Each Exchangeable Share is exchangeable into one share of PENN common stock at the option of the holder, subject to certain adjustments. Upon the acquisition of theScore, certain employees of theScore elected to have their outstanding equity awards, which were assumed under theScore plan (as defined below), issued as Exchangeable Shares, once the shares vest or are exercised. In addition, the Company may redeem all outstanding Exchangeable Shares in exchange for shares of PENN common stock at any time following the fifth anniversary of the closing, or earlier under certain circumstances.
We did not issue Exchangeable Shares during the three months ended June 30, 2024 and 2023. During the six months ended June 30, 2024 and 2023, we issued 68,048 and 2,854 Exchangeable Shares, respectively. As of both June 30, 2024 and December 31, 2023, there were 768,441 Exchangeable Shares authorized, of which 469,878 shares and 560,267 shares were outstanding, respectively.
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
No shares of the Company’s common stock were repurchased during the three and six months ended June 30, 2024. During the three and six months ended June 30, 2023 respectively, the Company repurchased 3,791,258 and 5,438,221 shares of its common stock in open market transactions for $99.8 million and $149.8 million, at an average price of $26.31 and $27.54 per share under the February 2022 and December 2022 Authorizations.
The cost of all repurchased shares is recorded as “Treasury stock” within our unaudited Consolidated Balance Sheets.
No shares of the Company’s common stock were repurchased subsequent to the quarter ended June 30, 2024. As of August 7, 2024, the remaining availability under our December 2022 Authorization was $749.5 million.
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
On June 6, 2023, the Company’s shareholders, upon the recommendation of the Company’s Board of Directors, approved an amendment to the 2022 Plan (as amended, the “2022 Amended Plan”), which increased the number of shares reserved for issuance under the plan by 7,000,000 shares to 13,870,000 shares. For purposes of determining the number of shares available for issuance under the 2022 Amended Plan, stock options, restricted stock and all other equity settled awards count against the 13,870,000 share limit as one share of common stock for each share granted. Any awards that are not settled in shares of common stock are not counted against the share limit. As of June 30, 2024, there are 6,328,318 shares available for future grants under the 2022 Amended Plan.
Performance Share Program
The Company’s performance share programs were adopted to provide our NEOs and certain other key executives with stock-based compensation tied directly to the Company’s performance, which further aligns their interests with our shareholders and provides compensation only if the designated performance goals are met for the applicable performance periods.
During the three and six months ended June 30, 2024, the Company granted 1,317,269 restricted units with performance-based vesting conditions, at target, under the 2022 Amended Plan. The restricted performance units granted in 2024 consist of one three-year performance period over a three-year service period. The awards have the potential to be earned at between 0% and 200% of the number of shares granted depending on achievement of the performance goals, and remain subject to vesting for the full three-year service period.
During the six months ended June 30, 2023, the Company granted 461,747 restricted units with performance-based vesting conditions, at target, under the 2022 Plan. The restricted performance units granted in 2023 consist of three one-year performance periods over a three-year service period. The awards have the potential to be earned at between 0% and 150% of the number of shares granted depending on achievement of the performance goals, and remain subject to vesting for the full three-year service period.
Stock-based Compensation Expense
Stock-based compensation expense pertains to our stock options and restricted stock, including restricted stock with performance conditions. The Company recognized stock-based compensation expense of $14.2 million and $19.7 million during the three months ended June 30, 2024 and 2023, respectively, and $26.1 million and $36.2 million for the six months ended June 30, 2024 and 2023, respectively, which is included in “General and administrative” expense within the unaudited Consolidated Statements of Operations.
Stock Options
The Company granted 19,413 and 2,362 stock options during the three months ended June 30, 2024 and 2023, respectively, and 815,326 and 840,235 stock options during the six months ended June 30, 2024 and 2023, respectively.
Cash-settled Phantom Stock Units
Our outstanding phantom stock units (“CPUs”), are settled in cash and entitle plan recipients to receive a cash payment based on the fair value of the Company’s common stock which is based on the closing stock price of the trading day preceding the vest date. Our CPUs vest over a period of one to four years. The CPUs are accounted for as liability awards and are re-measured at fair value each reporting period until they become vested with compensation expense being recognized over the requisite service period. The Company’s CPU liability as of June 30, 2024 and December 31, 2023 was $0.4 million and $1.2 million, respectively, and is included within “Accrued expenses and other current liabilities” within the unaudited Consolidated Balance Sheets.
The Company recognized $0.2 million and $0.9 million of compensation expense associated with these awards for the three months ended June 30, 2024 and 2023, respectively, and $0.3 million and $1.6 million for the six months ended June 30, 2024 and 2023, respectively. Compensation expense associated with our CPUs is recorded in “General and administrative” within the unaudited Consolidated Statements of Operations. As of June 30, 2024, there was a total of $1.1 million unrecognized compensation expense related to CPUs that will be recognized over the awards remaining weighted-average vesting period of 1.6 years. Additionally, we paid $1.1 million and $2.0 million during the six months ended June 30, 2024 and 2023, respectively, pertaining to cash-settled CPUs.
Stock Appreciation Rights
Our outstanding SARs are settled in cash and are accounted for as liability awards, and generally vest over a period of four years. The fair value of cash-settled SARs is calculated each reporting period and estimated using the Black-Scholes option pricing model. The Company has a liability, which is included in “Accrued expenses and other current liabilities” within the unaudited Consolidated Balance Sheets, associated with its cash-settled SARs of $0.9 million and $5.8 million as of June 30, 2024 and December 31, 2023, respectively.
For SARs held by employees of the Company, there was $0.3 million of total unrecognized compensation cost as of June 30, 2024 that will be recognized over the awards remaining weighted-average vesting period of 1.6 years. The Company recognized a charge to compensation expense of $0.1 million and a reduction to compensation expense of $3.6 million for the three months ended June 30, 2024 and 2023, respectively, and a reduction to compensation expense of $4.5 million and $3.7 million for the six months ended June 30, 2024 and 2023, respectively. Compensation expense associated with our SARs is recorded in “General and administrative” within the unaudited Consolidated Statements of Operations. We paid $0.1 million and $0.6 million during the six months ended June 30, 2024 and 2023, respectively, related to cash-settled SARs.

Note 13—Earnings per Share
For the three and six months ended June 30, 2024, we recorded a net loss attributable to PENN. As such, because the dilution from potential common shares was anti-dilutive, we used basic weighted-average common shares outstanding, rather than diluted weighted-average common shares outstanding when calculating diluted loss per share. Stock options, restricted stock, and convertible debt that could potentially dilute basic EPS in the future, that were not included in the computation of diluted loss per share, were as follows:

	For the three months ended June 30,	For the six months ended June 30,
(in millions)	2024
Assumed conversion of dilutive stock options	—	0.1
Assumed conversion of dilutive restricted stock	0.2	0.2
Assumed conversion of convertible debt	14.1	14.1
For the three and six months ended June 30, 2023, we recorded net income attributable to PENN. As such, we used diluted weighted-average common shares outstanding when calculating diluted income per share. Stock options, restricted stock, convertible preferred shares, and convertible debt that could potentially dilute basic EPS in the future are included in the computation of diluted income per share.
The following table sets forth the allocation of net income for the three and six months ended June 30, 2023 under the two-class method. For the three and six months ended June 30, 2024, we did not utilize the two-class method due to all preferred shares being converted as part of the Barstool SPA during the third quarter of 2023 as discussed in Note 12, “Stockholders’ Equity and Stock-Based Compensation.”

	For the three months ended June 30,	For the six months ended June 30,
(in millions)	2023
Net income attributable to PENN Entertainment, Inc.	$78.4	$592.9
Net income applicable to preferred stock	0.2	1.7
Net income applicable to common stock	$78.2	$591.2
The following table reconciles the weighted-average common shares outstanding used in the calculation of basic EPS to the weighted-average common shares outstanding used in the calculation of diluted EPS for the three and six months ended June 30, 2024 and 2023:

	For the three months ended June 30,		For the six months ended June 30,
(in millions)	2024	2023	2024	2023
Weighted-average common shares outstanding—basic	152.1	152.8	152.0	153.0
Assumed conversion of:
Dilutive stock options	—	0.7	—	0.8
Dilutive restricted stock	—	0.3	—	0.3
Convertible debt	—	14.1	—	14.1
Weighted-average common shares outstanding—diluted	152.1	167.9	152.0	168.2
Restricted stock with performance and market based vesting conditions that have not been met as of June 30, 2024 were excluded from the computation of diluted EPS.
Anti-dilutive equity-based awards are excluded from the computation of diluted EPS. Anti-dilutive options and warrants to purchase 36.0 million shares were outstanding during both the three and six months ended June 30, 2024, respectively, compared to anti-dilutive options to purchase 1.8 million and 1.7 million shares outstanding during the three and six months ended June 30, 2023, respectively. Additionally, the assumed conversion of 0.4 million preferred shares were excluded from the computation of diluted EPS for both three and six months ended June 30, 2023, because including them would have been anti-dilutive.

The Company’s calculation of weighted-average common shares outstanding includes the Exchangeable Shares discussed within Note 12, “Stockholders’ Equity and Stock-Based Compensation.” The following table presents the calculation of basic and diluted EPS for the Company’s common stock for the three and six months ended June 30, 2024 and 2023:

	For the three months ended June 30,		For the six months ended June 30,
(in millions, except per share data)	2024	2023	2024	2023
Calculation of basic earnings (loss) per share:
Net income (loss) applicable to common stock	$(26.8)	$78.2	$(141.5)	$591.2
Weighted-average shares outstanding — PENN Entertainment, Inc.	151.6	152.2	151.5	152.4
Weighted-average shares outstanding — Exchangeable Shares	0.5	0.6	0.5	0.6
Weighted-average common shares outstanding — basic	152.1	152.8	152.0	153.0
Basic earnings (loss) per share	$(0.18)	$0.51	$(0.93)	$3.86

Calculation of diluted earnings (loss) per share:
Net income (loss) applicable to common stock	$(26.8)	$78.2	$(141.5)	$591.2
Interest expense, net of tax (1):
Convertible Notes	—	1.8	—	3.6
Diluted income (loss) applicable to common stock	$(26.8)	$80.0	$(141.5)	$594.8
Weighted-average common shares outstanding — diluted	152.1	167.9	152.0	168.2
Diluted earnings (loss) per share	$(0.18)	$0.48	$(0.93)	$3.54
(1)The three and six months ended June 30, 2023 were tax-affected at a rate of 21%.
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
Equity Securities
As of June 30, 2024 and December 31, 2023, we held $5.3 million and $10.7 million in equity securities of ordinary shares, respectively, which are reported as “Other assets” in our unaudited Consolidated Balance Sheets. These equity securities are the result of PENN Interactive entering into multi-year agreements with third-party online sports betting and/or iCasino operators for online sports betting and iCasino market access across our portfolio.

We recognized unrealized holding losses of $3.9 million and $5.4 million for the three and six months ended June 30, 2024, respectively, and unrealized holding gains of $6.3 million and $3.1 million for the three and six months ended June 30, 2023, respectively, which are included in “Other,” as reported in “Other income (expenses)” within our unaudited Consolidated Statements of Operations.
The fair value of the equity securities was determined using Level 1 inputs, which use market approach valuation techniques. The primary inputs to those techniques include the quoted market price of the equity securities and foreign currency exchange rates.
Available-for-Sale Debt Securities
The Company acquired 12.0% secured convertible notes in a technology provider on April 7, 2023 for $20.0 million, due on the third-year anniversary of the date of issuance. The terms contain optional and mandatory conversion provisions pursuant to which we will receive common stock upon conversion. As of both periods ended June 30, 2024 and December 31, 2023, the balance of the convertible notes was $24.2 million, which are reported in “Other assets” in our unaudited Consolidated Balance Sheets.
As of June 30, 2024, the fair value of the convertible notes approximates the carrying value as of December 31, 2023. Therefore, we did not record any unrealized gains or losses to “Other comprehensive income (loss)” within our unaudited Consolidated Statements of Comprehensive Income (Loss).
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
As of both periods ended June 30, 2024 and December 31, 2023, PRP held $7.9 million in promissory notes issued by RDC and $6.7 million in local government corporation bonds issued by RDC, at amortized cost. The promissory notes and the local government corporation bonds are collateralized by the assets of Retama Park Racetrack. As of June 30, 2024 and December 31, 2023, the promissory notes and the local government corporation bonds were included in “Other assets” within our unaudited Consolidated Balance Sheets.
The contractual terms of these promissory notes include interest payments due at maturity; however, we have not recorded accrued interest on these promissory notes because uncertainty exists as to RDC’s ability to make interest payments. We have the positive intent and ability to hold the local government corporation bonds until the amortized cost is recovered. The estimated fair values of such investments are principally based on appraised values of the land associated with Retama Park Racetrack, which are classified as Level 2 inputs.
Long-term Debt
The fair value of our Amended Term Loan A Facility, Amended Term Loan B Facility, 5.625% Notes, 4.125% Notes, and the Convertible Notes is estimated based on quoted prices in active markets. During the first quarter of 2024, we reassessed the trading frequency of our previously described long-term debt instruments and reclassified them from a Level 1 measurement to a Level 2 measurement.
Other long-term obligations as of June 30, 2024 and December 31, 2023 included a financing arrangement entered in February of 2021 as well as the repayment obligation of the hotel and event center located near Hollywood Casino Lawrenceburg. The fair value of the Lawrenceburg repayment obligation is estimated based on rates consistent with the Company’s credit rating for comparable terms and debt instruments and is classified as a Level 2 measurement. As of December 31, 2023, other long-term obligations also included the relocation fees for Dayton and Mahoning Valley, which were paid off during the second quarter of 2024. The fair values of the Dayton and Mahoning Valley relocation fees were estimated based on rates consistent with the Company’s credit rating for comparable terms and debt instruments and were classified as Level 2 measurements. See Note 7, “Long-term Debt” for details.

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
Other Liabilities
Other liabilities as of June 30, 2024 and December 31, 2023 include contingent purchase price liabilities related to Plainridge Park Casino and HitPoint. The Hitpoint contingent purchase price liability is payable in installments up to a maximum of $1.0 million in the form of cash and equity, on the first three anniversaries of the acquisition close date and is based on the achievement of mutual goals established by the Company and Hitpoint. The final payment of shares and cash were issued during the second and third quarters of 2024, respectively. See Note 12, “Stockholders’ Equity and Stock-Based Compensation.” As of June 30, 2024, there are no annual achievement periods remaining. The Plainridge Park Casino contingent purchase price liability is calculated based on earnings of the gaming operations over the first ten years of operations, which commenced on June 24, 2015. As of June 30, 2024, we were contractually obligated to make two additional annual payments. The fair value of the Plainridge Park Casino contingent purchase price liability is estimated based on an income approach using a discounted cash flow model. These contingent purchase price liabilities have been classified as a Level 3 measurement and are included within our unaudited Consolidated Balance Sheets in “Accrued expenses and other current liabilities” or “Other long-term liabilities,” depending on the timing of the next payment.
Additionally, as of June 30, 2024 and December 31, 2023, Other liabilities include a $39.5 million and $70.0 million tax indemnification, respectively, as described in Note 2, “Significant Accounting Policies and Basis of Presentation.” Liabilities associated with the indemnification of $39.5 million are recorded in “Other long-term liabilities” within our unaudited Consolidated Balance Sheets. The indemnity has been classified as a Level 3 measurement. Key assumptions used to estimate the fair value of the indemnification include the expected tax rate and the probability of potential outcomes based on valuation methods that utilize unobservable inputs that are significant to the overall fair value as of June 30, 2024 and December 31, 2023. The assessment of the significance of a particular input to the fair value measurement requires judgment.

The carrying amounts and estimated fair values by input level of the Company’s financial instruments were as follows:

	June 30, 2024
(in millions)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$877.6	$877.6	$877.6	$—	$—
Equity securities	$5.3	$5.3	$5.3	$—	$—
Available-for-sale debt securities	$24.2	$24.2	$—	$—	$24.2
Held-to-maturity securities	$6.7	$6.7	$—	$6.7	$—
Promissory notes	$7.9	$7.9	$—	$7.9	$—
Financial liabilities:
Long-term debt
Amended Credit Facilities	$1,453.2	$1,468.8	$—	$1,468.8	$—
5.625% Notes	$399.8	$387.0	$—	$387.0	$—
4.125% Notes	$395.0	$344.0	$—	$344.0	$—
Convertible Notes	$327.0	$362.7	$—	$362.7	$—
Other long-term obligations	$185.4	$184.2	$—	$8.1	$176.1
Other liabilities	$48.4	$48.3	$—	$2.7	$45.6

	December 31, 2023
(in millions)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$1,071.8	$1,071.8	$1,071.8	$—	$—
Equity securities	$10.7	$10.7	$10.7	$—	$—
Available-for-sale securities	$24.2	$24.2	$—	$—	$24.2
Held-to-maturity securities	$6.7	$6.7	$—	$6.7	$—
Promissory notes	$7.9	$7.9	$—	$7.9	$—
Financial liabilities:
Long-term debt
Amended Credit Facilities	$1,471.7	$1,483.5	$1,483.5	$—	$—
5.625% Notes	$399.7	$388.0	$388.0	$—	$—
4.125% Notes	$394.6	$340.0	$340.0	$—	$—
Convertible Notes	$326.1	$427.6	$427.6	$—	$—
Other long-term obligations	$173.5	$172.1	$—	$18.0	$154.1
Other liabilities	$79.0	$78.9	$—	$2.7	$76.2
The following table summarizes the changes in fair value of our Level 3 assets and liabilities measured on a recurring basis:

(in millions)	Other Assets and Liabilities
Balance as of January 1, 2024	$254.5
Interest	22.0
Payment installments	(30.6)
Balance as of June 30, 2024	$245.9

The following table summarizes the significant unobservable inputs used in calculating fair value for our Level 3 assets and liabilities as of June 30, 2024:

	Valuation Technique	Unobservable Input	Discount Rate
Available-for-sale debt securities	Discounted cash flow	Discount rate	35.0%
Other long-term obligation	Discounted cash flow	Discount rate	27.0%
Contingent purchase price - Plainridge Park Casino	Discounted cash flow	Discount rate	7.0%
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

	For the three months ended June 30,		For the six months ended June 30,
(in millions)	2024	2023	2024	2023
Revenues:
Northeast segment	$696.3	$688.0	$1,381.0	$1,388.5
South segment	298.2	308.3	596.7	623.1
West segment	135.3	130.0	264.1	259.7
Midwest segment	298.1	293.3	589.3	588.6
Interactive segment	232.6	257.5	440.3	491.0
Other (1)	5.9	6.2	11.9	12.0
Intersegment eliminations (2)	(3.4)	(8.5)	(13.4)	(14.8)
Total	$1,663.0	$1,674.8	$3,269.9	$3,348.1

Adjusted EBITDAR (3):
Northeast segment	$204.7	$217.3	$407.3	$430.2
South segment	111.4	120.9	224.9	244.5
West segment	50.6	49.6	96.5	98.7
Midwest segment	129.9	127.1	246.9	252.7
Interactive segment	(102.8)	(12.8)	(298.8)	(18.5)
Other (1)	(26.8)	(25.3)	(53.6)	(52.6)
Total (3)	367.0	476.8	623.2	955.0
Other operating benefits (costs) and other income (expenses):
Rent expense associated with triple net operating leases (4)	(154.9)	(146.4)	(309.7)	(292.4)
Stock-based compensation	(14.2)	(19.7)	(26.1)	(36.2)
Cash-settled stock-based awards variance	3.1	6.2	11.1	9.1
Loss on disposal of assets	(9.1)	—	(8.9)	—
Contingent purchase price	—	(0.2)	—	(0.5)
Depreciation and amortization	(109.1)	(110.6)	(217.8)	(218.1)
Insurance recoveries, net of deductible charges	2.7	13.6	2.7	13.6
Non-operating items of equity method investments (5)	(1.0)	(0.9)	(2.1)	(5.4)
Interest expense, net	(119.4)	(115.6)	(238.5)	(228.6)
Interest income	5.8	9.9	12.9	20.3
Gain on Barstool Acquisition, net (6)	—	—	—	83.4
Gain on REIT transactions, net (7)	—	—	—	500.8
Other (8)	(1.2)	(0.3)	(4.6)	(5.9)
Income (loss) before income taxes	(30.3)	112.8	(157.8)	795.1
Income tax benefit (expense)	3.2	(34.7)	15.8	(202.6)
Net income (loss)	$(27.1)	$78.1	$(142.0)	$592.5
(1)The Other category consists of the Company’s stand-alone racing operations, namely Sanford-Orlando Kennel Club, Sam Houston and Valley Race Park, the Company’s joint venture interests in Freehold Raceway, and our management contract for Retama Park Racetrack. The Other category also includes corporate overhead costs, which consist of certain expenses, such as: payroll, professional fees, travel expenses, and other general and administrative expenses that do not directly relate or have not otherwise been allocated. Corporate overhead costs were $24.5 million and $24.8 million for the three months ended June 30, 2024 and 2023, respectively, and $49.4 million and $51.1 million for the six months ended June 30, 2024 and 2023, respectively.
(2)Primarily represents the elimination of intersegment revenues associated with our retail sportsbooks, which are operated by PENN Interactive.

(3)We define Adjusted EBITDAR as earnings before interest expense, net, interest income, income taxes, depreciation and amortization, rent expense associated with triple net operating leases (see footnote (4) below), stock-based compensation, debt extinguishment charges, impairment losses, insurance recoveries, net of deductible charges, changes in the estimated fair value of our contingent purchase price obligations, gain or loss on disposal of assets, the difference between budget and actual expense for cash-settled stock-based awards, pre-opening expenses, non-cash gains/losses associated with REIT transactions, loss on disposal of business, non-cash gains/losses associated with partial and step acquisitions as measured in accordance with ASC Topic 805, “Business Combinations”, and other. Adjusted EBITDAR is also inclusive of income or loss from unconsolidated affiliates, with our share of non-operating items (see footnote (5) below) added back for Barstool and our Kansas Entertainment joint venture.
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
(8)Primarily relates to unrealized holding losses of $3.9 million and unrealized holding gains on our equity securities of $6.3 million for the three months ended June 30, 2024 and 2023, respectively, and unrealized holding losses of $5.4 million and unrealized holding gains of $3.1 million for the six months ended June 30, 2024 and 2023, respectively, which are discussed in Note 14, “Fair Value Measurements.”

The table below presents capital expenditures by segment:

	For the three months ended June 30,		For the six months ended June 30,
(in millions)	2024	2023	2024	2023
Capital expenditures:
Northeast segment	$13.3	$24.7	$18.9	$47.5
South segment	23.6	15.4	35.4	29.1
West segment	11.4	6.5	12.9	10.3
Midwest segment	38.2	16.9	57.4	29.6
Interactive segment	0.3	2.6	1.0	9.7
Other	1.4	3.5	4.0	6.6
Total capital expenditures	$88.2	$69.6	$129.6	$132.8
The table below presents investment in and advances to unconsolidated affiliates and total assets by segment:

(in millions)	Northeast	South	West	Midwest	Interactive	Other (1)	Total
Balance sheet as of June 30, 2024
Investment in and advances to unconsolidated affiliates	$—	$—	$—	$81.7	$—	$4.8	$86.5
Total assets	$1,831.6	$1,278.8	$399.6	$1,355.0	$2,379.0	$8,294.0	$15,538.0

Balance sheet as of December 31, 2023
Investment in and advances to unconsolidated affiliates	$—	$—	$—	$80.8	$—	$4.1	$84.9
Total assets	$1,827.4	$1,244.5	$388.6	$1,241.1	$2,549.9	$8,812.7	$16,064.2
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
EXECUTIVE OVERVIEW
Our Business
PENN Entertainment, Inc., together with its subsidiaries (“PENN,” the “Company,” “we,” “our,” or “us”), is North America’s leading provider of integrated entertainment, sports content, and casino gaming experiences. As of June 30, 2024, PENN operated 43 properties in 20 states, online sports betting in 19 jurisdictions and iCasino in five jurisdictions, under a portfolio of well-recognized brands including Hollywood Casino®, L’Auberge®, ESPN BET™, and theScore BET Sportsbook and Casino®. In August 2023, PENN entered into a transformative, exclusive long-term strategic alliance with ESPN, Inc. and ESPN Enterprises, Inc. (together, “ESPN”) relating to online sports betting within the United States. PENN’s ability to leverage the leading sports media brands in the United States (ESPN) and Canada (theScore) is central to our highly differentiated strategy to expand our footprint and efficiently grow our customer ecosystem. The Company’s focus on organic cross-sell opportunities is reinforced by our market-leading retail casinos, sports media assets, and technology, including a proprietary state-of-the-art, fully integrated digital sports and iCasino betting platform and an in-house iCasino content studio. PENN’s portfolio is further bolstered by our industry-leading PENN Play customer loyalty program, which offers our approximately 31 million members a unique set of rewards and experiences across business channels.
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
Recent Acquisitions, Dispositions, Development Projects, and Other
On February 17, 2023, we acquired the remaining 64% of the outstanding shares of Barstool Sports, Inc. (“Barstool”) common stock not already owned by us for a consideration of approximately $405.5 million, which is inclusive of cash and common stock issuance, repayment of Barstool indebtedness of $23.8 million, transaction expenses and other purchase price adjustments in accordance with GAAP (the “Barstool Acquisition”). Prior to the Barstool Acquisition, we held a 36% ownership interest, which was accounted for under the equity method.
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

Concurrent with the execution of the AR PENN Master Lease, the Company and GLPI entered into a new master lease (the “2023 Master Lease”), effective January 1, 2023, specific to the properties associated with Aurora, Joliet, Columbus, Toledo, M Resort, Hollywood Casino at The Meadows (“Meadows”) and Hollywood Casino Perryville (“Perryville”) and a master development agreement (the “Master Development Agreement”). The 2023 Master Lease terminated the individual triple net leases associated with Meadows and Perryville. The 2023 Master Lease incurs a 1.5% fixed escalator on November 1 of each year, and is also subject to a one-time increase of $1.4 million effective November 1, 2027. The 2023 Master Lease and AR PENN Master Lease are cross-defaulted, cross-collateralized, and coterminous, and subject to a parent guarantee.
The 2023 Master Lease includes a base rent (the “2023 Master Lease Base Rent”) equal to $232.2 million and the Master Development Agreement contains additional rent (together with the 2023 Master Lease Base Rent, the “2023 Master Lease Rent”) equal to (i) 7.75% of any project funding received by PENN from GLPI for an anticipated relocation of our riverboat casino and related developments with respect to Aurora (the “Aurora Project”) and (ii) a percentage, based on the then-current GLPI stock price, of any project funding received by PENN from GLPI for certain anticipated development projects with respect to Joliet, Columbus, and M Resort (the “Other Development Projects” and together with the Aurora Project, the “PENN Development Projects”). The Master Development Agreement provides that GLPI will fund up to $225 million for the Aurora Project and, upon our request, up to $350 million in the aggregate for the Other Development Projects, in accordance with certain terms and conditions set forth in the Master Development Agreement. These funding obligations of GLPI expire on January 1, 2026. The PENN Development Projects have all commenced and are anticipated to open by the first half of 2026.
We believe that our portfolio of assets provides us with the benefit of geographically-diversified cash flow from operations. We expect to continue to expand our gaming operations through the implementation and execution of a disciplined capital expenditure program at our existing properties, the pursuit of strategic acquisitions and investments, and the development of new gaming properties. In addition, the acquisition of theScore Media and Gaming, Inc. (“theScore”) and our Sportsbook Agreement with ESPN reflects our strategy to continue evolving from the nation’s largest regional gaming operator to a best-in-class omni-channel provider of retail gaming, iCasino, and sports betting entertainment.
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
We continuously adjust operations, offerings, and cost structures to reflect changing economic conditions, as well as consumer demand and behaviors. We also continue to focus on revenue and cost synergies from recent acquisitions, technology enhancements, and providing customers with additional gaming and entertainment experiences through our differentiated omni-channel strategy. We seek to grow our customer database and PENN Play loyalty program through our online sports betting and iCasino businesses, the development of new properties, the expansion of existing properties and other business lines, and through partnerships with third-party partners, such as Ticketmaster Entertainment, LLC, Norwegian Cruise Line Holdings Ltd., Live Nation Entertainment, Inc., and Choice Hotels International, Inc. In addition, strategic acquisitions (e.g. theScore) and strategic relationships (e.g. our Sportsbook Agreement with ESPN), allow us to acquire new customers, expand our player database, and provide additional revenue streams, all in furtherance of our omnichannel strategy.
The gaming, media, and entertainment industries are characterized by an increasingly high degree of competition among a large number of participants. We compete with a variety of gaming operations, including casinos and hotel casinos of varying quality and size and other gaming options such as state and province-sponsored internet lotteries, sweepstakes, charitable gaming, video gaming terminals at bars, restaurants, taverns and truck stops, illegal slot machines and skill games, fantasy sports and third-party internet or mobile-based gaming platforms, including both legal and illegal iCasino and sports betting operations. See the “Segment comparison of the three and six months ended June 30, 2024 and 2023” section below for discussions on our results of operations by reportable segment.

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
The vast majority of our revenues is gaming revenue, which is highly dependent upon the volume and spending levels of customers at our properties. Our gaming revenue is derived primarily from slot machines (which represented approximately 85% of our gaming revenue for each of the six months ended June 30, 2024 and 2023) and, to a lesser extent, table games, online sports betting, and iCasino. Aside from gaming revenue, our revenues are primarily derived from our hotel, dining, retail, commissions, program sales, admissions, concessions and certain other ancillary activities, and our racing operations.
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
Reportable Segments
We have aggregated our operating segments into five reportable segments. Retail operating segments are based on the similar characteristics within the regions in which they operate: Northeast, South, West, and Midwest. The Interactive segment includes all of our online sports betting, online casino/iCasino, and social gaming (collectively referred to as “online gaming”) operations, management of retail sports betting, media, and in the prior year, the operating results of Barstool subsequent to the Barstool Acquisition on February 17, 2023 and prior to the Barstool divestiture on August 8, 2023 (as defined and discussed in Note 5, “Acquisitions and Dispositions”). We view each of our gaming and racing properties as an operating segment with the exception of our two properties in Jackpot, Nevada, which we view as one operating segment. We consider our combined Video Gaming Terminal (“VGT”) operations, by state, to be separate operating segments. For a listing of our gaming properties and VGT operations included in each reportable segment, see Note 2, “Significant Accounting Policies and Basis of Presentation” in the notes to our unaudited Consolidated Financial Statements.

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

	For the three months ended June 30,		For the six months ended June 30,
(dollars in millions)	2024	2023	2024	2023
Revenues:
Northeast segment	$696.3	$688.0	$1,381.0	$1,388.5
South segment	298.2	308.3	596.7	623.1
West segment	135.3	130.0	264.1	259.7
Midwest segment	298.1	293.3	589.3	588.6
Interactive segment	232.6	257.5	440.3	491.0
Other (1)	5.9	6.2	11.9	12.0
Intersegment eliminations (2)	(3.4)	(8.5)	(13.4)	(14.8)
Total	$1,663.0	$1,674.8	$3,269.9	$3,348.1

Net income (loss)	$(27.1)	$78.1	$(142.0)	$592.5

Adjusted EBITDAR:
Northeast segment	$204.7	$217.3	$407.3	$430.2
South segment	111.4	120.9	224.9	244.5
West segment	50.6	49.6	96.5	98.7
Midwest segment	129.9	127.1	246.9	252.7
Interactive segment	(102.8)	(12.8)	(298.8)	(18.5)
Other (1)	(26.8)	(25.3)	(53.6)	(52.6)
Total (3)	367.0	476.8	623.2	955.0
Rent expense associated with triple net operating leases (4)	(154.9)	(146.4)	(309.7)	(292.4)
Adjusted EBITDA	$212.1	$330.4	$313.5	$662.6

Net income (loss) margin	(1.6)%	4.7%	(4.3)%	17.7%
Adjusted EBITDAR margin	22.1%	28.5%	19.1%	28.5%
Adjusted EBITDA margin	12.8%	19.7%	9.6%	19.8%
(1)The Other category consists of the Company’s stand-alone racing operations, namely Sanford-Orlando Kennel Club, Sam Houston and Valley Race Park, the Company’s joint venture interests in Freehold Raceway, and our management contract for Retama Park Racetrack. Expenses incurred for corporate and shared services activities that are directly attributable to a property or are otherwise incurred to support a property are allocated to each property. The Other category also includes corporate overhead costs, which consist of certain expenses, such as: payroll, professional fees, travel expenses, and other general and administrative expenses that do not directly relate or have not otherwise been allocated. Corporate overhead costs were $24.5 million and $24.8 million for the three months ended June 30, 2024 and 2023, respectively, and $49.4 million and $51.1 million for the six months ended June 30, 2024 and 2023, respectively.
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
(4)Pertains to the following operating leases: (i) AR PENN Master Lease; (ii) 2023 Master Lease; (iii) Margaritaville Lease; and (iv) Greektown Lease.

Consolidated comparison of the three and six months ended June 30, 2024 and 2023
Revenues
The following table presents our consolidated revenues:

	For the three months ended June 30,		Change		For the six months ended June 30,		Change
(dollars in millions)	2024	2023	$	%	2024	2023	$	%
Revenues
Gaming	$1,332.3	$1,292.8	$39.5	3.1%	$2,590.6	$2,617.4	$(26.8)	(1.0)%
Food, beverage, hotel, and other	330.7	382.0	(51.3)	(13.4)%	679.3	730.7	(51.4)	(7.0)%
Total revenues	$1,663.0	$1,674.8	$(11.8)	(0.7)%	$3,269.9	$3,348.1	$(78.2)	(2.3)%
Gaming revenues for the three months ended June 30, 2024 increased by $39.5 million compared to the corresponding prior year period, primarily due to an increase in gaming revenues at our Interactive segment, an increase in slot revenues at our Northeast, Midwest, and West segments, partially offset by a decrease in gaming revenues at our South segment. In our Interactive segment, top-of-funnel growth, improved risk and trading execution, refined promotional strategies, and a favorable sportsbook hold contributed to the increase in gaming revenues.

Gaming revenues for the six months ended June 30, 2024 decreased by $26.8 million compared to the corresponding prior year period, primarily due to a decrease in slots and table games revenues within our South segment partially offset by an increase in gaming revenues at our Interactive segment. In the first quarter of 2024, severe weather affected weekends and holidays across all our regional property segments negatively impacting our operations. Additionally, retail gaming revenues decreased as new supply continues to impact visitation in certain retail property segments.
Food, beverage, hotel, and other revenues for the three and six months ended June 30, 2024 decreased by $51.3 million and $51.4 million, respectively, compared to the corresponding prior year periods. The decrease for both periods primarily relates to the inclusion of 100% of the operating results of Barstool subsequent to the Barstool Acquisition on February 17, 2023 in the prior year periods. Due to the August 2023 Barstool disposal, the current year periods do not include any Barstool revenues. For the six months ended June 30, 2024, this was offset by an increase in gaming tax amounts related to third-party online sports betting and/or iCasino partners for online sports betting and iCasino market access of $17.9 million compared to the prior year period.

See “Segment comparison of the three and six months ended June 30, 2024 and 2023” below for more detailed explanations of the fluctuations in revenues.
Operating expenses
The following table presents our consolidated operating expenses:

	For the three months ended June 30,		Change		For the six months ended June 30,		Change
(dollars in millions)	2024	2023	$	%	2024	2023	$	%
Operating expenses
Gaming	$871.1	$710.6	$160.5	22.6%	$1,750.6	$1,440.1	$310.5	21.6%
Food, beverage, hotel, and other	219.6	267.8	(48.2)	(18.0)%	470.8	512.1	(41.3)	(8.1)%
General and administrative	388.7	380.3	8.4	2.2%	777.6	773.2	4.4	0.6%
Depreciation and amortization	109.1	110.6	(1.5)	(1.4)%	217.8	218.1	(0.3)	(0.1)%
Total operating expenses	$1,588.5	$1,469.3	$119.2	8.1%	$3,216.8	$2,943.5	$273.3	9.3%
Gaming expenses consist primarily of gaming taxes, payroll, marketing and promotional, and other expenses associated with our gaming operations. Gaming expenses for the three and six months ended June 30, 2024 increased by $160.5 million and $310.5 million, respectively, compared to the corresponding prior year periods, primarily due to increased marketing expense within our Interactive segment related to ESPN and increased gaming costs driven by increased ESPN BET volumes.

Food, beverage, hotel, and other expenses consist primarily of payroll expenses, costs of goods sold, and other costs associated with our food, beverage, hotel, retail, racing, and Interactive operations. Food, beverage, hotel, and other expenses for the three and six months ended June 30, 2024 decreased $48.2 million and $41.3 million, respectively, compared to the corresponding prior year periods, primarily due to the inclusion of Barstool operating expenses in the prior year periods subsequent to the Barstool Acquisition on February 17, 2023. Due to the August 2023 Barstool disposal, the current year periods do not include any Barstool operating expenses. The decrease for the six months ended June 30, 2024 was partially offset by an increase in gaming tax reimbursement amounts related to third-party online sports betting and/or iCasino partners for online sports betting and iCasino market access.
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
For the three and six months ended June 30, 2024, general and administrative expenses increased by $8.4 million and $4.4 million, respectively, compared to the corresponding prior year periods, primarily due to increases in rent expense associated with triple net operating leases of $8.5 million and $17.3 million, respectively, stemming primarily from annual escalators on our triple net operating leases. For the six months ended June 30, 2024, the increase was offset by a decrease in stock-based compensation.
Depreciation and amortization for the three and six months ended June 30, 2024 decreased $1.5 million and $0.3 million, respectively, compared to the corresponding prior year periods.
Other income (expenses)
The following table presents our consolidated other income (expenses):

	For the three months ended June 30,		Change		For the six months ended June 30,		Change
(dollars in millions)	2024	2023	$	%	2024	2023	$	%
Other income (expenses)
Interest expense, net	$(119.4)	$(115.6)	$(3.8)	3.3%	$(238.5)	$(228.6)	$(9.9)	4.3%
Interest income	$5.8	$9.9	$(4.1)	(41.4)%	$12.9	$20.3	$(7.4)	(36.5)%
Income from unconsolidated affiliates	$7.8	$7.2	$0.6	8.3%	$15.0	$9.8	$5.2	53.1%
Gain on Barstool Acquisition, net	$—	$—	$—	—%	$—	$83.4	$(83.4)	N/M
Gain on REIT transactions, net	$—	$—	$—	—%	$—	$500.8	$(500.8)	N/M
Other	$1.0	$5.8	$(4.8)	(82.8)%	$(0.3)	$4.8	$(5.1)	N/M
Income tax benefit (expense)	$3.2	$(34.7)	$37.9	(109.2)%	$15.8	$(202.6)	$218.4	(107.8)%
N/M - Not meaningful
Interest expense, net increased by $3.8 million and $9.9 million for the three and six months ended June 30, 2024, respectively, compared to the corresponding prior year periods, primarily due to an increase in interest expense on our Senior Secured Credit Facilities related to an overall increase in interest rates.
Interest income decreased by $4.1 million and $7.4 million for the three and six months ended June 30, 2024, respectively, compared to the corresponding prior year periods, primarily due to a decrease in the amount invested in money market funds, which we use for short term investing.
Income from unconsolidated affiliates relates principally to our investment in Kansas Entertainment and Freehold Raceway joint ventures. The increase of $0.6 million for the three months ended June 30, 2024, compared to the corresponding prior year period, is due to higher income earned from our investments in unconsolidated affiliates. The increase of $5.2 million for the six months ended June 30, 2024, compared to the corresponding prior year period, is due to the six months ended June 30, 2023 including a $5.1 million loss for Barstool prior to the Barstool Acquisition on February 17, 2023.

Gain on Barstool Acquisition, net for the six months ended June 30, 2023 relates to the gain on our acquisition of all the outstanding shares of Barstool common stock not already owned by us on February 17, 2023 as described in Note 5, “Acquisitions and Dispositions” in the notes to our unaudited Consolidated Financial Statements. The gain consisted of $66.5 million related to the remeasurement of our equity investment immediately prior to the acquisition date and $16.9 million related to the acquisition of the remaining 64% of Barstool common stock.
Gain on REIT transactions, net for the six months ended June 30, 2023 relates to the execution of both the AR PENN Master Lease and 2023 Master Lease on February 21, 2023, which resulted in the (i) derecognition of $1.6 billion of financing obligations and (ii) derecognition of $1.1 billion of Property and Equipment, net. In conjunction with entering into the 2023 Master Lease, the individual triple net leases associated with Meadows and Perryville were terminated which resulted in a $6.5 million loss from the derecognition of right-of-use assets and lease liabilities. See Note 8, “Leases” to our unaudited Consolidated Financial Statements for additional details on both of these transactions.
Other primarily relates to realized and unrealized gains and losses on equity securities, held by PENN Interactive, unrealized gains and losses related to certain Barstool shares (prior to the Barstool Acquisition on February 17, 2023) as well as miscellaneous income and expense items. Equity securities were provided to the Company in conjunction with entering into multi-year agreements with sports betting operators for online sports betting and iCasino market access across our portfolio. For the three and six months ended June 30, 2024, other income primarily consisted of dividend income received, partially offset by unrealized holding losses of $3.9 million and $5.4 million, respectively. For the three and six months ended June 30, 2023, other income primarily consisted of unrealized holding gains of $6.3 million and $3.1 million, respectively. Additionally, the six months ended June 30, 2023 included a $3.1 million gain related to remeasurement and settlement of Barstool put/call options prior to the Barstool Acquisition.
Income tax benefit (expense) was a benefit of $3.2 million as compared to an expense of $34.7 million for the three months ended June 30, 2024 and 2023, respectively, and a benefit of $15.8 million as compared to an expense of $202.6 million for the six months ended June 30, 2024 and 2023, respectively. The effective tax rate (income taxes as a percentage of income from operations before income taxes) including discrete items was (91.0)% and 19.4% for the three and six months ended June 30, 2024. We excluded certain foreign losses from our worldwide effective tax rate calculation due to a year-to-date ordinary loss for which no benefit may be recognized. The effective tax rate for the three and six months ended June 30, 2024, was lower than the corresponding prior year period and the statutory federal tax rate of 21%, primarily due to (i) non-deductible permanent items offset against tax credit utilization, (ii) excluding certain foreign losses from our worldwide effective tax rate calculation for which no tax benefit may be recognized, (iii) state taxes, and (iv) changes to certain state valuation allowances. See Note 10, “Income Taxes” to our unaudited Consolidated Financial Statements for additional details.
Our effective income tax rate can vary each reporting period depending on, among other factors, the geographic and business mix of our earnings, changes to our valuation allowances, and the level of our tax credits. Certain of these and other factors, including our history and projections of pre-tax earnings, are considered in assessing our ability to realize our net deferred tax assets.

Segment comparison of the three and six months ended June 30, 2024 and 2023
Northeast Segment

	For the three months ended June 30,		Change		For the six months ended June 30,		Change
(dollars in millions)	2024	2023	$	%	2024	2023	$	%
Revenues
Gaming	$624.0	$616.5	$7.5	1.2%	$1,240.4	$1,245.8	$(5.4)	(0.4)%
Food, beverage, hotel, and other	72.3	71.5	0.8	1.1%	140.6	142.7	(2.1)	(1.5)%
Total revenues	$696.3	$688.0	$8.3	1.2%	$1,381.0	$1,388.5	$(7.5)	(0.5)%

Adjusted EBITDAR	$204.7	$217.3	$(12.6)	(5.8)%	$407.3	$430.2	$(22.9)	(5.3)%
Adjusted EBITDAR margin	29.4%	31.6%		-220 bps	29.5%	31.0%		-150 bps
The Northeast segment’s revenues for the three months ended June 30, 2024 increased $8.3 million, primarily due to an increase in gaming revenues, particularly slot revenues.
The Northeast segment’s revenues for the six months ended June 30, 2024 decreased $7.5 million, primarily due to severe weather events during the first quarter negatively impacting our operations as well as decreases in gaming revenues at several of our properties due to increased competition, partially offset by increased slot revenues in the second quarter. Food and beverage revenues for the six months ended June 30, 2024 decreased as weather events during the first quarter resulted in a decline in visitation compared to the prior year period.
For the three months ended June 30, 2024, the Northeast segment’s Adjusted EBITDAR decreased $12.6 million, and Adjusted EBITDAR margin decreased to 29.4%, primarily due to the reversal of certain accrued gaming taxes in the prior year quarter and increased labor and marketing costs in the current year quarter.
For the six months ended June 30, 2024, the Northeast segment’s Adjusted EBITDAR decreased $22.9 million, primarily due to decreased gaming and non-gaming revenues. Adjusted EBITDAR margin decreased to 29.5% primarily due to the reversal of certain accrued gaming taxes in the prior year period and increased labor and marketing costs in the current year period.
South Segment

	For the three months ended June 30,		Change		For the six months ended June 30,		Change
(dollars in millions)	2024	2023	$	%	2024	2023	$	%
Revenues
Gaming	$230.2	$239.1	$(8.9)	(3.7)%	$464.0	$491.2	$(27.2)	(5.5)%
Food, beverage, hotel, and other	68.0	69.2	(1.2)	(1.7)%	132.7	131.9	0.8	0.6%
Total revenues	$298.2	$308.3	$(10.1)	(3.3)%	$596.7	$623.1	$(26.4)	(4.2)%

Adjusted EBITDAR	$111.4	$120.9	$(9.5)	(7.9)%	$224.9	$244.5	$(19.6)	(8.0)%
Adjusted EBITDAR margin	37.4%	39.2%		-180 bps	37.7%	39.2%		-150 bps
The South segment’s revenues for the three and six months ended June 30, 2024 decreased by $10.1 million and $26.4 million, respectively, compared to the corresponding prior year periods, primarily due to a decrease in gaming revenues as increased competition negatively impacted visitation at several of our properties and severe weather events in the first quarter of 2024 negatively impacted our operations.
For the three and six months ended June 30, 2024, the South segment’s Adjusted EBITDAR decreased $9.5 million and $19.6 million, respectively, and Adjusted EBITDAR margin decreased to 37.4% and 37.7%, respectively, primarily due to the decrease in revenues as described above.

West Segment

	For the three months ended June 30,		Change		For the six months ended June 30,		Change
(dollars in millions)	2024	2023	$	%	2024	2023	$	%
Revenues
Gaming	$94.5	$92.4	$2.1	2.3%	$186.1	$186.8	$(0.7)	(0.4)%
Food, beverage, hotel, and other	40.8	37.6	3.2	8.5%	78.0	72.9	5.1	7.0%
Total revenues	$135.3	$130.0	$5.3	4.1%	$264.1	$259.7	$4.4	1.7%

Adjusted EBITDAR	$50.6	$49.6	$1.0	2.0%	$96.5	$98.7	$(2.2)	(2.2)%
Adjusted EBITDAR margin	37.4%	38.2%		-80 bps	36.5%	38.0%		-150 bps
The West segment’s revenues for the three months ended June 30, 2024 increased by $5.3 million, compared to the prior year period, primarily due to increased visitation at our West segment properties.
The West segment’s revenues for the six months ended June 30, 2024 increased by $4.4 million, compared to the prior year period, primarily due to an increase in hotel and food and beverage revenues, partially offset by a decrease in gaming revenues as isolated weather events negatively impacted visitation during the first quarter of 2024.
For the three months ended June 30, 2024, the West segment’s Adjusted EBITDAR increased $1.0 million due to the increase in hotel and food and beverage revenues, while Adjusted EBITDAR margin decreased to 37.4%, primarily due to increased labor costs.
For the six months ended June 30, 2024, the West segment’s Adjusted EBITDAR decreased $2.2 million and Adjusted EBITDAR margin decreased to 36.5%, primarily due to the decrease in gaming revenues discussed above and increased labor costs.
Midwest Segment

	For the three months ended June 30,		Change		For the six months ended June 30,		Change
(dollars in millions)	2024	2023	$	%	2024	2023	$	%
Revenues
Gaming	$265.1	$261.5	$3.6	1.4%	$525.6	$527.4	$(1.8)	(0.3)%
Food, beverage, hotel, and other	33.0	31.8	1.2	3.8%	63.7	61.2	2.5	4.1%
Total revenues	$298.1	$293.3	$4.8	1.6%	$589.3	$588.6	$0.7	0.1%

Adjusted EBITDAR	$129.9	$127.1	$2.8	2.2%	$246.9	$252.7	$(5.8)	(2.3)%
Adjusted EBITDAR margin	43.6%	43.3%		30 bps	41.9%	42.9%		-100 bps
The Midwest segment’s revenues for the three months ended June 30, 2024 increased by $4.8 million, compared to the prior year period, due to increased visitation at our Midwest segment properties.
The Midwest segment’s revenues for the six months ended June 30, 2024 increased by $0.7 million, compared to the prior year period, primarily due to an increase in hotel and food and beverage revenues in the current year period, partially offset by a decrease in gaming revenues during the first quarter of 2024 as severe weather events negatively impacted visitation.
For the three months ended June 30, 2024, the Midwest segment’s Adjusted EBITDAR increased $2.8 million and Adjusted EBITDAR margin increased to 43.6%, primarily due to the increase in revenues discussed above.
For the six months ended June 30, 2024, the Midwest segment’s Adjusted EBITDAR decreased $5.8 million and Adjusted EBITDAR margin decreased to 41.9%, primarily due to the decrease in gaming revenues discussed above, increased labor costs and an increase in general and administrative costs.

Interactive Segment

	For the three months ended June 30,		Change		For the six months ended June 30,		Change
(dollars in millions)	2024	2023	$	%	2024	2023	$	%
Revenues
Gaming	$118.5	$83.3	$35.2	42.3%	$174.5	$166.2	$8.3	5.0%
Food, beverage, hotel, and other	114.1	174.2	(60.1)	(34.5)%	265.8	324.8	(59.0)	(18.2)%
Total revenues	$232.6	$257.5	$(24.9)	(9.7)%	$440.3	$491.0	$(50.7)	(10.3)%

Adjusted EBITDAR	$(102.8)	$(12.8)	$(90.0)	N/M	$(298.8)	$(18.5)	$(280.3)	N/M
Adjusted EBITDAR margin	(44.2)%	(5.0)%		N/M	(67.9)%	(3.8)%		N/M
N/M - Not meaningful
The Interactive segment’s revenues for the three and six months ended June 30, 2024 decreased by $24.9 million and $50.7 million, respectively, compared to the corresponding prior year periods, primarily due to decreases in food, beverage, hotel, and other revenues, partially offset by increases in gaming revenues. Gaming revenues, particularly during the three months ended June 30, 2024, were positively impacted by top-of-funnel growth, improved risk and trading execution, refined promotional strategies, and favorable sports betting hold rates. The decreases in food, beverage, hotel, and other revenues, primarily relate to $52.7 million and $80.9 million of Barstool revenues subsequent to the Barstool Acquisition on February 17, 2023 being included in the three and six months ended June 30, 2023, respectively. Due to the August 2023 Barstool disposal, the current year periods do not include any Barstool operating results. Furthermore, food, beverage, hotel, and other revenues are inclusive of gaming tax amounts related to third-party online sports betting and/or iCasino partners for online sports betting and iCasino market access of $82.1 million and $88.5 million for the three months ended June 30, 2024 and 2023, respectively, and $198.7 million and $180.8 million for the six months ended June 30, 2024 and 2023, respectively.
For the three and six months ended June 30, 2024, the Interactive segment’s Adjusted EBITDAR and Adjusted EBITDAR margin decreased primarily due to the decrease in food, beverage, hotel, and other revenues as discussed above as well as an increase in marketing expense due to the continued promotion of ESPN BET.
Other

	For the three months ended June 30,		Change		For the six months ended June 30,		Change
(dollars in millions)	2024	2023	$	%	2024	2023	$	%
Revenues
Food, beverage, and other	$5.9	$6.2	$(0.3)	(4.8)%	$11.9	$12.0	$(0.1)	(0.8)%
Total revenues	$5.9	$6.2	$(0.3)	(4.8)%	$11.9	$12.0	$(0.1)	(0.8)%

Adjusted EBITDAR	$(26.8)	$(25.3)	$(1.5)	5.9%	$(53.6)	$(52.6)	$(1.0)	1.9%
Other consists of the Company’s stand-alone racing operations, as well as corporate overhead costs, which primarily includes certain expenses such as payroll, professional fees, travel expenses, and other general and administrative expenses that do not directly relate to or have not otherwise been allocated. Revenues for the three and six months ended June 30, 2024 decreased slightly compared to the prior year periods, primarily due to fluctuations in racing revenues. Corporate overhead costs were $24.5 million and $24.8 million for the three months ended June 30, 2024 and 2023, respectively, as compared to $49.4 million and $51.1 million for the six months ended June 30, 2024 and 2023, respectively.
Changes in Adjusted EBITDAR for the three and six months ended June 30, 2024 primarily relate to higher labor costs, slightly offset by a decrease in general and administrative costs.

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

	For the three months ended June 30,		For the six months ended June 30,
(dollars in millions)	2024	2023	2024	2023
Net income (loss)	$(27.1)	$78.1	$(142.0)	$592.5
Income tax (benefit) expense	(3.2)	34.7	(15.8)	202.6
Interest expense, net	119.4	115.6	238.5	228.6
Interest income	(5.8)	(9.9)	(12.9)	(20.3)
Income from unconsolidated affiliates	(7.8)	(7.2)	(15.0)	(9.8)
Gain on Barstool Acquisition, net	—	—	—	(83.4)
Gain on REIT transactions, net	—	—	—	(500.8)
Other	(1.0)	(5.8)	0.3	(4.8)
Operating income	74.5	205.5	53.1	404.6
Stock-based compensation (1)	14.2	19.7	26.1	36.2
Cash-settled stock-based award variance (1)(2)	(3.1)	(6.2)	(11.1)	(9.1)
Loss on disposal of assets (1)	9.1	—	8.9	—
Contingent purchase price (1)	—	0.2	—	0.5
Depreciation and amortization	109.1	110.6	217.8	218.1
Insurance recoveries, net of deductible charges (1)	(2.7)	(13.6)	(2.7)	(13.6)
Income from unconsolidated affiliates	7.8	7.2	15.0	9.8
Non-operating items of equity method investments (3)	1.0	0.9	2.1	5.4
Other expenses (1)(4)	2.2	6.1	4.3	10.7
Adjusted EBITDA	212.1	330.4	313.5	662.6
Rent expense associated with triple net operating leases (1)	154.9	146.4	309.7	292.4
Adjusted EBITDAR	$367.0	$476.8	$623.2	$955.0

Net income (loss) margin	(1.6)%	4.7%	(4.3)%	17.7%
Adjusted EBITDA margin	12.8%	19.7%	9.6%	19.8%
Adjusted EBITDAR margin	22.1%	28.5%	19.1%	28.5%
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

	For the six months ended June 30,		Change
(dollars in millions)	2024	2023	$	%
Net cash provided by operating activities	$81.7	$323.7	$(242.0)	(74.8)%
Net cash used in investing activities	$(146.1)	$(462.9)	$316.8	(68.4)%
Net cash used in financing activities	$(128.6)	$(214.1)	$85.5	(39.9)%
Operating Cash Flow
Trends in our operating cash flows tend to follow trends in operating income, excluding non-cash charges, but can be affected by changes in working capital, the timing of significant interest payments, tax payments or refunds, and distributions from unconsolidated affiliates. Net cash provided by operating activities decreased by $242.0 million for the six months ended June 30, 2024, primarily due to a decrease in earnings.
Investing Cash Flow
Cash used in investing activities for the six months ended June 30, 2024, of $146.1 million, primarily relates to capital expenditures of $129.6 million. For the six months ended June 30, 2023, cash used in investing activities of $462.9 million was primarily related to consideration paid for the Barstool Acquisition, net of cash acquired, of $314.6 million and capital expenditures of $132.8 million.
Capital Expenditures
Capital expenditures are accounted for as either project capital (new facilities or expansions) or maintenance (replacement) which is inclusive of projects such as our retail sportsbooks, our cashless, cardless and contactless technology and hotel renovations. Cash provided by operating activities, as well as cash available under our Amended Revolving Credit Facility, was available to fund our capital expenditures for the six months ended June 30, 2024 and 2023, as applicable.
Capital expenditures for the six months ended June 30, 2024 and 2023, were $129.6 million and $132.8 million, respectively. For the year ending December 31, 2024, our anticipated capital expenditures, inclusive of insurance proceeds, are approximately $225.0 million, which include capital expenditures of $67.7 million, incurred for the six months ended June 30, 2024 and capital expenditures required under our Triple Net Leases, which require us to spend a specified percentage of total revenues. Additionally for the year ending December 31, 2024, we anticipate capital project expenditures of $275.6 million in connection with the PENN Development Projects as a result of our Master Development Agreement with GLPI (as described in Note 8, “Leases” in the notes to our unaudited Consolidated Financial Statements), which include capital expenditures of $61.9 million for the six months ended June 30, 2024. The Master Development Agreement provides that GLPI will fund up to $225.0 million for the Aurora Project and, upon PENN’s request, up to $350.0 million in the aggregate for the Other Development Projects, in accordance with certain terms and conditions set forth in the Master Development Agreement.
Financing Cash Flow
For the six months ended June 30, 2024, net cash used in financing activities totaled $128.6 million, primarily related to principal payments of $45.0 million on our finance leases and financing obligations, $17.5 million in payments on insurance financing, as well as $18.8 million in principal payments on long-term debt.
For the six months ended June 30, 2023, net cash used in financing activities totaled $214.1 million, primarily related to repurchases of our common stock of $149.8 million, as well as $42.7 million in principal payments on our finance leases and financing obligations and debt repayments of $18.8 million.

As of June 30, 2024, we had $2.8 billion in aggregate principal amount of indebtedness, including $1.5 billion outstanding under our Amended Credit Facilities (as defined in Note 7, “Long-term Debt” in the notes to our unaudited Consolidated Financial Statements), $400.0 million outstanding under our 5.625% Notes due 2027 (the “5.625% Notes”), $400.0 million outstanding under our 4.125% Notes due 2029 (the “4.125% Notes”), $330.5 million outstanding under our 2.75% Convertible Notes due 2026, and $185.4 million outstanding in other long-term obligations. No amounts were drawn on our Amended Revolving Credit Facility (as defined in Note 7, “Long-term Debt” in the notes to our unaudited Consolidated Financial Statements). We have no debt maturing prior to 2026. As of June 30, 2024, we had conditional obligations under letters of credit issued pursuant to the Amended Credit Facilities with face amounts aggregating to $20.9 million resulting in $979.1 million available borrowing capacity under our Amended Revolving Credit Facility.
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
As of June 30, 2024, the Company was in compliance with all required financial covenants. The Company believes that it will remain in compliance with all of its required financial covenants for at least the next twelve months following the date of filing this Quarterly Report on Form 10-Q with the SEC.
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
No shares of the Company’s common stock were repurchased during the six months ended June 30, 2024. During the six months ended June 30, 2023, the Company repurchased 5,438,221 shares of its common stock in open market transactions for $149.8 million, at an average price of $27.54 per share under the February 2022 and December 2022 Authorizations.
The cost of all repurchased shares is recorded as “Treasury stock” within our unaudited Consolidated Balance Sheets.

No shares of the Company’s common stock were repurchased subsequent to the quarter ended June 30, 2024. As of August 7, 2024, the remaining availability under our December 2022 Authorization was $749.5 million.
Other Factors Affecting Liquidity
ESPN Bet Sportsbook Agreement
On August 8, 2023, PENN entered into the Sportsbook Agreement with ESPN which provides for a long-term strategic relationship between PENN and ESPN relating to online sports betting in the United States. In November 2023, the existing Barstool Sportsbook was rebranded and launched across all online platforms in the United States as ESPN BET, and our online product includes a Hollywood Casino-branded integrated iCasino offering within the sportsbook app where permitted. The Sportsbook Agreement has an initial 10-year term and may be extended for an additional ten years upon mutual agreement of PENN and ESPN. In consideration for the media marketing services and brand and other rights provided by ESPN, PENN will pay $150.0 million per year in cash pursuant to the Sportsbook Agreement for the initial 10-year term and issue warrants pursuant to the Investment Agreement (see Note 11, “Commitments and Contingencies” in the notes to our unaudited Consolidated Financial Statements for additional information).
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
Concurrent with the execution of the AR PENN Master Lease, the Company and GLPI entered into the 2023 Master Lease, effective January 1, 2023, specific to the properties associated with Aurora, Joliet, Columbus, Toledo, M Resort, Meadows, and Perryville and the Master Development Agreement. The 2023 Master Lease terminated the individual triple net leases associated with Meadows and Perryville. The 2023 Master Lease incurs a 1.5% fixed escalator on November 1 of each year, and is also subject to a one-time increase of $1.4 million effective November 1, 2027. The 2023 Master Lease and AR PENN Master Lease are cross-defaulted, cross-collateralized, coterminous, and subject to a parent guarantee.
The 2023 Master Lease includes the 2023 Master Lease Base Rent equal to $232.2 million and the Master Development Agreement contains additional rent (together with the 2023 Master Lease Base Rent, the “2023 Master Lease Rent”) equal to (i) 7.75% of any project funding received by PENN from GLPI for the Aurora Project and (ii) a percentage, based on the then-current GLPI stock price, of any project funding received by PENN from GLPI for the Other Development Projects. The Master Development Agreement provides that GLPI will fund up to $225 million for the Aurora Project and, upon PENN’s request, up to $350 million in the aggregate for the Other Development Projects, in accordance with certain terms and conditions set forth in the Master Development Agreement. These funding obligations of GLPI expire on January 1, 2026. The PENN Development Projects have all commenced and are anticipated to open by the first half of 2026.
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

Payments to our REIT Landlords under Triple Net Leases
Total payments made to our REIT Landlords, GLPI and VICI, were as follows:

	For the three months ended June 30,		For the six months ended June 30,
(in millions)	2024	2023	2024	2023
AR PENN Master Lease	$70.9	$70.9	$141.9	$142.0
2023 Master Lease	58.9	58.1	117.8	116.1
Pinnacle Master Lease	86.7	84.8	171.9	168.9
Margaritaville Lease	6.7	6.6	13.4	13.0
Greektown Lease	13.2	13.0	26.4	25.8
Morgantown Lease	0.8	0.8	1.6	1.6
Total	$237.2	$234.2	$473.0	$467.4
Outlook
Based on our current level of operations, we believe that cash generated from operations and cash on hand, together with amounts available under our Amended Credit Facilities, will be adequate to meet our anticipated obligations under our Triple Net Leases, debt service requirements, capital expenditures and working capital needs for the foreseeable future. However, our ability to generate sufficient cash flow from operations will depend on a range of economic, competitive, and business factors, many of which are outside our control. We cannot be certain: (i) of the impact of global supply chain disruptions, price inflation, rising interest rates on the U.S. economy, slowing economic growth, and geopolitical uncertainty; (ii) that our anticipated earnings projections will be realized; (iii) that we will achieve the expected synergies from our acquisitions; (iv) that we will achieve the anticipated financial returns from our strategic initiatives, including, but not limited to, our Sportsbook Agreement with ESPN and the PENN Development Projects; (v) and that future borrowings will be available under our Amended Credit Facilities or otherwise will be available in the credit markets to enable us to service our indebtedness or to make anticipated capital expenditures. We caution that the performance and trends seen across our portfolio may not continue. In addition, while we anticipated that a significant amount of our future growth would come through the pursuit of opportunities within other distribution channels, such as media, retail and online sports betting, iCasino, and social gaming; from acquisitions of gaming properties at reasonable valuations; greenfield projects; development projects; and jurisdictional expansions and property expansion in under-penetrated markets; there can be no assurance that this will be the case. If we consummate significant acquisitions in the future or undertake any significant property expansions, our cash requirements may increase significantly and we may need to make additional borrowings or complete equity or debt financings to meet these requirements. See Part I, Item 1A. “Risk Factors” of the Company’s Form 10-K for the year ended December 31, 2023 for a discussion of additional risks related to the Company’s capital structure.
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
CRITICAL ACCOUNTING ESTIMATES
A complete discussion of our critical accounting estimates is included in our Form 10-K for the year ended December 31, 2023. There have been no significant changes in our critical accounting estimates during the six months ended June 30, 2024.
RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
For information with respect to new accounting pronouncements and the impact of these pronouncements on our unaudited Consolidated Financial Statements, see Note 3, “New Accounting Pronouncements” in the notes to our unaudited Consolidated Financial Statements.

IMPORTANT FACTORS REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements can be identified by the use of forward-looking terminology such as “expects,” “believes,” “estimates,” “projects,” “intends,” “plans,” “goal,” “seeks,” “may,” “will,” “should,” or “anticipates” or the negative or other variations of these or similar words, or by discussions of future events, strategies or risks and uncertainties. Specifically, forward-looking statements include, but are not limited to, statements regarding: the Company’s expectations of future results of operations and financial condition; the assumptions provided regarding the guidance, including the scale and timing of the Company’s product and technology investments; the Company’s expectations regarding results and customer growth and the impact of competition in retail/mobile/online sportsbooks, iCasino, social gaming, and retail operations; the Company’s development and launch of its Interactive segment’s products in new jurisdictions and enhancements to existing Interactive segment products, including the content for the ESPN BET and theScore BET and the further development of ESPN BET and theScore BET on our proprietary player account management system and risk and trading platforms; the benefits of the Sportsbook Agreement between the Company and ESPN; the Company’s expectations regarding its Sportsbook Agreement with ESPN and the future success of ESPN BET; the Company’s expectations with respect to the integration and synergies related to the Company’s integration of theScore and the continued growth and monetization of the Company’s media business; the Company’s expectations that its portfolio of assets provides a benefit of geographically-diversified cash flows from operations; the Company’s plan to expand gaming operations through the implementation and execution of a disciplined capital expenditure program at our existing properties, the pursuit of strategic acquisitions and investments, and the development of new gaming properties, including the PENN Development Projects; improvements, expansions, or relocations of our existing properties; entrance into new jurisdictions; expansion of gaming in existing jurisdictions; strategic investments and acquisitions; cross-sell opportunities between our retail gaming, online sports betting, and iCasino businesses; our ability to obtain financing for our development projects on attractive terms; the timing, cost and expected impact of planned capital expenditures on the Company’s results of operations; our expectation that the Company will remain in compliance with all of its required financial covenants for at least the next twelve months following the date of filing this Quarterly Report on Form 10-Q with the SEC; our expectation that, based on our current level of operations, cash generated from operations and cash on hand, together with amounts available under our Amended Credit Facilities, will be adequate to meet our anticipated obligations under our Triple Net Leases, debt service requirements, capital expenditures and working capital needs for the foreseeable future; the actions of regulatory, legislative, executive, or judicial decisions at the federal, state, provincial, or local level with regard to our business and the impact of any such actions; the anticipated impact of accounting pronouncements; settlement costs relating to Barstool SPA indemnification obligations.
Such statements are all subject to risks, uncertainties and changes in circumstances that could significantly affect the Company’s future financial results and business. Accordingly, the Company cautions that the forward-looking statements contained herein are qualified by important factors that could cause actual results to differ materially from those reflected by such statements. Such factors include: the effects of economic and market conditions in the markets in which the Company operates or otherwise, including the impact of global supply chain disruptions, price inflation, rising interest rates, slowing economic growth, and geopolitical uncertainty; competition with other entertainment, sports content, and gaming experiences; the timing, cost and expected impact of product and technology investments; risks relating to operations, permits, licenses, financings, approvals and other contingencies in connection with growth in new or existing jurisdictions; the Company may not be able to achieve the anticipated financial returns from the Sportsbook Agreement with ESPN, including due to fees, costs, taxes or circumstances beyond the Company’s or ESPN’s control; the Company may not achieve expected synergies from acquisitions; future borrowings may not be available under our Amended Credit Facilities and capital may not be otherwise available to enable us to service our indebtedness, make anticipated capital expenditures or pay off or refinance our indebtedness prior to maturity; the impact of indemnification obligations under the Barstool SPA; the occurrence of any event, change or other circumstances that could give rise to the right of one or both of the Company and ESPN to terminate the Sportsbook Agreement between the companies; the ability of the Company and ESPN to agree to extend the initial 10-year term of the Sportsbook Agreement on mutually satisfactory terms, if at all, and the costs and obligations of such terms if agreed; the outcome of any legal proceedings that may be instituted against the Company, ESPN or their respective directors, officers or employees; the ability of the Company or ESPN to retain and hire key personnel; the impact of new or changes in current laws, regulations, rules or other industry standards; and additional risks and uncertainties described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, subsequent Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, each as filed with the U.S. Securities and Exchange Commission. The Company does not intend to update publicly any forward-looking statements except as required by law. Considering these risks, uncertainties and assumptions, the forward-looking events discussed in this Quarterly Report on Form 10-Q may not occur.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
We are exposed to market risk from adverse changes in interest rates with respect to the short-term floating interest rates on borrowings under our Amended Credit Facilities. As of June 30, 2024, the Company’s Amended Credit Facilities had a gross outstanding balance of $1.5 billion, consisting of a $495.0 million Amended Term Loan A Facility and a $980.0 million Amended Term Loan B Facility. As of June 30, 2024, we have $979.1 million of available borrowing capacity under our Amended Revolving Credit Facility.
The table below provides information as of June 30, 2024 about our long-term debt obligations that are sensitive to changes in interest rates, including the notional amounts maturing during the twelve-month period presented and the related weighted-average interest rates by maturity dates.

(dollars in millions)	7/1/24 - 6/30/25	7/1/25 - 6/30/26	7/1/26 - 6/30/27	7/1/27 - 6/30/28	7/1/28 - 6/30/29	Thereafter	Total	Fair Value
Fixed rate	$—	$—	$400.0	$—	$—	$—	$400.0	$387.0
Average interest rate			5.625%
Fixed rate	$—	$—	$—	$—	$—	$400.0	$400.0	$344.0
Average interest rate						4.125%
Fixed rate	$—	$330.5	$—	$—	$—	$—	$330.5	$362.7
Average interest rate		2.750%
Variable rate	$37.5	$37.5	$450.0	$10.0	$940.0	$—	$1,475.0	$1,468.8
Average interest rate (1)	6.194%	6.205%	6.119%	6.525%	6.540%	—%
(1)Estimated rate, reflective of forward SOFR as of June 30, 2024 plus the spread over SOFR applicable to variable-rate borrowing.
Foreign Currency Exchange Rate Risk
We are exposed to currency translation risk because the results of our international entities are reported in local currency, which we then translate to U.S. dollars for inclusion in our unaudited Consolidated Financial Statements. As a result, changes between the foreign exchange rates, in particular the Canadian dollar compared to the U.S. dollar, affect the amounts we record for our foreign assets, liabilities, revenues and expenses, and could have a negative effect on our financial results. The results of theScore are reported in Canadian dollars, which we then translate to U.S. dollars for inclusion in our unaudited Consolidated Financial Statements. We do not currently enter into hedging arrangements to minimize the impact of foreign currency fluctuations on our operations. For the three and six months ended June 30, 2024, we incurred unrealized foreign currency translation adjustment losses of $19.5 million and $55.5 million, respectively, and unrealized foreign currency translation adjustment gains of $36.4 million and $44.6 million for the three and six months ended June 30, 2023, respectively, as reported in “Foreign currency translation adjustment during the period” within our unaudited Consolidated Statements of Comprehensive Income (Loss).
ITEM 4.CONTROLS AND PROCEDURES
The Company’s management, under the supervision and with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of June 30, 2024. Based on this evaluation, our principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2024 to ensure that information required to be disclosed by the Company in reports we file or submit under the Exchange Act is (i) recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the United States Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to the Company’s management, including the Company’s principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.
During the quarter ended June 30, 2024, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
We did not repurchase any shares of our common stock during the three and six months ended June 30, 2024. As of June 30, 2024, the remaining availability under our December 2022 Authorization was $749.5 million.
ITEM 5. OTHER INFORMATION
Rule 10b5-1 Trading Plans
During the three months ended June 30, 2024, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of the Company’s securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

ITEM 6. EXHIBITS

Exhibit
Number	Description of Exhibit

10.1*†	Form of Performance Unit Award Agreement (Stock-Settled) for the PENN Entertainment, Inc. 2022 Long Term Incentive Compensation Plan, as amended.

10.2*†	Form of Non-Qualified Stock Option Certificate for the PENN Entertainment, Inc. 2022 Long Term Incentive Compensation Plan, as amended.

31.1*	CEO Certification pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	CFO Certification pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	CEO Certification pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

32.2**	CFO Certification pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Inline XBRL File (included in Exhibit 101)

*	Filed herewith.

**	Furnished herewith.

†	Management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PENN Entertainment, Inc.
Dated:	August 8, 2024	By:	/s/ Felicia R. Hendrix
Felicia R. Hendrix
Executive Vice President and Chief Financial Officer
(Principal Accounting Officer)